Form 10-K
period 2015-12-31
Equinox Frontier Funds; Equinox Frontier Heritage Fund; Equinox Frontier Select Fund; Equinox Frontier Masters Fund; Equinox Frontier Diversified Fund; Equinox Frontier Winton Fund; Equinox Frontier Long/Short Commodity Fund; Equinox Frontier Balanced Fund
filed 2016-03-30
CIK 1261379, 1389123, 1389125, 1450722, 1450720, 1389124, 1389128, 1389122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The Equinox Frontier Funds’ units of beneficial interest are not traded on any market and, accordingly, do not have an aggregate market value. Units outstanding as of December 31, 2015 were: 446,825 for the Equinox Frontier Diversified Fund, 115,094 for the Equinox Frontier Long/Short Commodity Fund, 192,324 for the Equinox Frontier Masters Fund, 639,721for the Equinox Frontier Balanced Fund, 140,811 for the Equinox Frontier Select Fund, 195,082 for the Equinox Frontier Winton Fund and 86,329 for the Equinox Frontier Heritage Fund.

Documents Incorporated by Reference

Portions of the Prospectus filed by the registrant on April 30, 2015 pursuant to rule 424(b)(3) of the Securities Act (File No. 333-185695) are incorporated by reference into Part I and Part II of this report.

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF DECEMBER 31, 2015, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

Part I

Item 1.	BUSINESS.

Overview

Equinox Frontier Funds, which is referred to in this report as “the Trust”, was formed on August 8, 2003, as a Delaware statutory trust. The Trust is a multi-advisor commodity pool, as described in Commodity Futures Trading Commission (the “CFTC”) Regulation § 4.10(d)(2). The Trust has authority to issue separate series, or each, a Series, of units of beneficial interest (the “Units”) pursuant to the requirements of the Delaware Statutory Trust Act, as amended (the “Trust Act”). The assets of each Series are valued and accounted for separately from the assets of other Series. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Trust is managed by Equinox Fund Management, LLC (the “Managing Owner”).

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

As of December 31, 2015, the total Units outstanding were 446,825 for the Equinox Frontier Diversified Fund, 115,094 for the Equinox Frontier Long/Short Commodity Fund, 192,324 for the Equinox Frontier Masters Fund, 639,721for the Equinox Frontier Balanced Fund, 140,811 for the Equinox Frontier Select Fund, 195,082 for the Equinox Frontier Winton Fund and 86,329 for the Equinox Frontier Heritage Fund.

Each of the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund, Equinox Frontier Masters Fund, Equinox Frontier Balanced Fund, Equinox Frontier Select Fund, and Equinox Frontier Heritage Fund has invested a portion of its assets in several different Trading Companies and has multiple Trading Advisors that manage the assets invested in such Trading Companies.

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

The Trading Advisors were selected based upon the Managing Owner’s evaluation of each Trading Advisor’s past performance, trading portfolios and strategies, as well as how each Trading Advisor’s performance, portfolio and strategies complement and differ from those of the other Trading Advisors. As of December 31, 2015, none of the Trading Advisors or any of their principals had any beneficial interest in the Trust, but any of them are free to acquire such beneficial interest.

Equinox Fund Management, LLC, a Delaware limited liability company formed in June 2003, is the managing owner of the Trust (the “Managing Owner”). The Managing Owner became registered with the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator (“CPO”), as of August 6, 2003, and has been a member of the National Futures Association (the “NFA”) in such capacity since that date. The Managing Owner’s main business office is located at 1775 Sherman Street, Suite 2500, Denver, Colorado 80203, telephone (303) 837-0600. A description of the Managing Owner’s responsibilities to the Trust is contained in a Prospectus dated April 30, 2015, filed with the SEC on April 30, 2015 pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended (File No. 333-185695), which is referred to herein as the “Prospectus,” under the section captioned “The Managing Owner,” and such description is incorporated herein by reference from the Prospectus.

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

The trading system of each of the major commodity trading advisors used by the Trading Companies is as follows:

Major Commodity Trading Advisor	Trading System Style
Beach Horizon	Systematic
Brandywine Asset Management	Discretionary
Cantab Capital Partners LLP	Systematic
Chesapeake Capital Corporation	Systematic
Crabel Capital Management, LLC	Systematic
Emil Van Essen, LLC	Discretionary
Fort, L.P.	Systematic
H2O Asset Management	Systematic
J E Moody & Company	Systematic
Quantitative Investment Management, LLC	Systematic
QuantMetrics Capital Management LLP	Systematic
Quest Partners LLC	Systematic
Red Oak Commodity Advisors, Inc.	Discretionary
Rosetta Capital Management, LLC	Discretionary
Transtrend B.V.	Systematic
Winton Capital Management Ltd.	Systematic

A commodity trading advisor (“CTA”) that may be allocated at least 10% of the assets of any Series is referred to herein as a major CTA. A non-major CTA in respect of any Series is a CTA whose allocation will be less than 10% of such Series’ assets.

As of December 31, 2015, the allocation of the assets of each applicable Series of the Trust between the Trading Advisors was as follows:

	Allocation as of December 31, 2015 (expressed as a percentage of aggregate notional exposure to commodity trading programs)
Advisor	Equinox Frontier Diversified Fund	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Masters Fund	Equinox Frontier Balanced Fund	Equinox Frontier Select Fund	Equinox Frontier Winton Fund	Equinox Frontier Heritage Fund
Beach Horizon	—	—	—	4%	—	—	—
Brandywine Asset Management	—	—	—	3%	—	—	—
BH-DG Systematic Trading LLP	—	—	—	—	42%	—	43%
Cantab Capital Partners LLP	—	—	—	10%	—	—	—
Chesapeake Capital Corporation	—	17%	26%	—	—	—	—
Crabel Capital Management, LLC	4%	—	—	5%	—	—	—
Emil Van Essen, LLC	8%	20%	21%	6%	—	—	—
Fort, L.P.	10%	—	—	12%	—	—	—
H2O Asset Management	9%	—	—	11%	—	—	—
J E Moody & Company	—	10%	—	—	—	—	—
Quantitative Investment Management, LLC	15%	—	—	17%	—	—	—
QuantMetrics Capital Management LLP	17%	—	—	15%	—	—	—
Quest Partners LLC	12%	—	—	—	—	—	—
Red Oak Commodity Advisors, Inc.	—	26%	—	—	—	—	—
Rosetta Capital Management, LLC	—	23%	—	—	—	—	—
Transtrend B.V.	—	—	27%	—	58%	—	—
Winton Capital Management Ltd.	9%	—	26%	9%	—	100%	57%

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

Financial Information about Geographic Areas

Although the Trust trades in the global futures and forward markets, it does not have operations outside of the U.S., and therefore this item is not applicable.

Employees

The Trust has no employees. The Trust is managed solely by the Managing Owner in its capacity as the managing owner of the Trust pursuant to the Trust Agreement.

Available Information

The Trust files quarterly, annual and current reports with the Securities and Exchange Commission (“SEC”). These reports are posted at http://equinoxfunds.com, and are also available to read and copy at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Please call the SEC’s toll free number, 1-800-SEC-0330, for further information on the Public Reference Room or visit http://www.sec.gov.

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

In addition, in October 2011, the CFTC adopted rules governing position limits on futures (and options on futures) on a number of agricultural, energy and metals commodities, as well as on swaps that perform a significant price discovery function with respect to those futures and options. In September 2012, the CFTC’s rules were vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further consideration. The CFTC proposed revised position limits rules late in 2013. The comment period for the rules closed in February 2014, and the CFTC subsequently reopened comment periods for comments about certain issues related to futures and options contracts on agricultural commodities only. These comment periods have also closed, and the date for the CFTC’s final rules is unknown. It is possible that these rules may take effect in some form. If so, these rules could have an adverse effect on the Trading Advisors’ trading for the Trading Companies.

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

There Are Disadvantages Associated with Terminating or Replacing Trading Advisors, Trading Programs or Reference Trading Programs.

A trading advisor generally is required to recoup previous trading losses in its trading program or a reference trading program, as applicable, before it can earn performance-based compensation. However, the managing owner may elect to replace a trading advisor, or any trading program or reference trading program, that has a “loss carryforward.” In that case, the trust would lose the “free ride” of any potential recoupment of the prior losses of such trading advisor, trading program or reference trading program. In addition, the new trading advisor, trading program or reference trading program, or an existing trading advisor in respect of a new trading program or reference program, would earn performance-based compensation on the first dollars of investment profits.

It is also possible that (i) the advisory agreement with any trading advisor, once it expires, will not be renewed on the same terms as the current advisory agreement for that trading advisor, (ii) if assets of any series allocated to a particular trading advisor, trading program or reference trading program are reallocated to a new or different trading advisor, trading program or reference trading program, the new or different trading advisor, with respect to its applicable trading program or reference trading program, will not manage the assets on terms as favorable to the series as those previously negotiated, (iii) the addition of a new trading advisor, trading program or reference trading program and/or the removal of one of the current trading advisors, trading programs or reference trading programs may cause disruptions in trading as assets are reallocated, or (iv) the services of a replacement trading advisor, in respect of a trading program, reference program or otherwise, may not be available. There is severe competition for the services of qualified trading advisors, and the managing owner may not be able to retain replacement or additional trading advisors on acceptable terms. The effect of the replacement of, or the reallocation of assets away from, a trading advisor, trading program or reference trading program therefore could be significant.

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

In the event of a shortfall in segregated customer funds held by the futures commission merchant, the series’ assets on account with the futures commission merchant may be at risk in the event of the futures commission merchant’s bankruptcy or insolvency, and in such event, the series may only recover a portion of the available customer funds. If no property is available for distribution, the series would not recover any of its assets. With respect to a series’ OTC uncleared swaps, prior to the implementation of the Dodd-Frank Act’s provisions, there was no requirement to segregate funds held with respect to such contracts. On December 16, 2015, the CFTC finalized rules regarding margin for uncleared swaps which will impose certain requirements beginning September 1, 2016. These rules require, among other things, daily two-way margin (posting and collecting) for all trades between covered swap entities (“CSEs”) and swap dealers (“SDs”) and major swap participants (“MSPs”), and daily two-way margin for all trades between CSEs and financial end users that have over $8 billion in gross notional exposure in uncleared swaps. The rules also require daily cash payments for all trades between CSEs and SD/MSPs and daily posting for all trades between SD/MSPs and financial end users. There may be costs and delays involved in negotiating the custodial arrangement and related contractual terms.

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

Special considerations apply to investments in the Trust by individual retirement accounts, pension, profit-sharing, stock bonus, Keogh, welfare benefit and other employee benefit plans whether or not subject to ERISA or Section 4975 of the Code, each a Plan, a Plan that is subject to Part 4 of Subtitle B of Title I of ERISA or Section 4975 of the Code, or an ERISA Plan, and any entity whose underlying assets include plan assets by reason of a Plan’s investment in such entity is referred to as a “Benefit PlanInvestor.” While the assets of the Trust or any Series (and Class of any Series) are intended not to constitute plan assets with respect to any Benefit Plan Investors, the United States Department of Labor, or the DOL, IRS or a court could disagree. If the DOL, IRS or a court were to find that the assets of some or all of the Series (or Class of any Series) are the assets of Benefit Plan Investors, the Managing Owner and the Trading Advisors to such Series (or Class) may be fiduciaries, and certain transactions in or by the Trust could be prohibited. For example, if the Trust were deemed to hold “plan assets,” within the meaning of 29 C.F.R. § 2510.3-101, the Trading Advisors may have to refrain from directing certain transactions that are currently contemplated. Furthermore, whether or not the Trust is deemed to hold plan assets, if a Benefit Plan Investor has certain pre-existing relationships with the Managing Owner, one or more Trading Advisors, the selling agents or a Clearing Broker, investment in a Series may be limited or prohibited. In the event that, for any reason, the assets of any Series (or Class of any Series) might be deemed to be “plan assets,” and if any transactions would or might constitute prohibited transactions under ERISA or the Code and an exemption for such transaction or transactions is not available or cannot be obtained (or the Managing Owner determines not to seek such exemption), the Managing Owner reserves the right, upon notice to, but without the consent of any limited owner, to mandatorily redeem Units held by any limited owner that is a Benefit Plan Investor. Furthermore, whether or not a Series (or Class of any Series) are plan assets, Benefit Plan Investors should consider their fiduciary responsibilities before making a decision to invest in a Series (or Class of any Series) and Plan investors who are not subject to ERISA may be subject to similar responsibilities under state, local, or non-U.S. law.

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

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Managing Owner or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Trust or any Series.

On January 19, 2016, the Managing Owner consented to and became the subject of an Order Instituting Administrative and Cease-and-Desist Proceedings Pursuant to Section 8A of the Securities Act of 1933, Section 21C of the Securities Exchange Act of 1934, and Section 203(e) of the Investment Advisers Act of 1940, Making Findings, and Imposing Remedial Sanctions and a Cease-and-Desist Order by the SEC to resolve allegations related to certain disclosures of certain options invested in by certain of the Series of the Trust, as well as the Managing Owner’s calculation and disclosure of management fees paid by investors in certain of the Series. On or about March 16, 2016, the Managing Owner consented to and became the subject of an Order Instituting Proceedings Pursuant to
Sections 6(c) and 6(d) of the Commodity Exchange Act, Making Findings and Imposing Remedial Sanctions by the CFTC to resolve similar claims. Specifically, each of the SEC and CFTC found that the Trust’s disclosures regarding its methodology of valuing certain derivatives were misleading; that the Trust’s disclosure regarding the transfer of an option between Series was misleading; that the Trust failed to disclose a material subsequent event in the Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2011; and that the Managing Owner committed a disclosure violation related to how management fees were calculated and paid to the Managing Owner.

Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, the Managing Owner accepted and consented to entry of findings and the imposition of a cease and desist order, censure, payment of disgorgement and prejudgment interest, civil monetary penalties of $400,000 to the SEC and $250,000 to the CTFC, respectively, and undertakings related to public statements, cooperation and payment of the disgorgement, interest and fines.

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

Further, if a Limited Owner redeems all or a portion of its Class 1 and 1a Units of any Series on or before the end of twelve full months following the effective date of the purchase of the Units being redeemed, such Limited Owner is charged a redemption fee of up to 3.0% of the NAV at which the Units are redeemed. The redemption fee charged will depend on, among other things, the particular Series of Units being redeemed. The Trust Agreement also contains restrictions on the transfer or assignment of the Units.

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

The following table shows the number of Limited Owners and the number of Units outstanding in each Class of each Series as of December 31, 2015:

	Number of Limited Owners	Number of Units Outstanding
Equinox Frontier Diversified Fund (Class 1)	279	102,269
Equinox Frontier Diversified Fund (Class 2)	391	267,240
Equinox Frontier Diversified Fund (Class 3)	290	77,316
Equinox Frontier Long/Short Commodity Fund (Class 1a)	297	42,778
Equinox Frontier Long/Short Commodity Fund (Class 2)	56	7,522
Equinox Frontier Long/Short Commodity Fund (Class 2a)	68	12,127
Equinox Frontier Long/Short Commodity Fund (Class 3)	386	44,702
Equinox Frontier Long/Short Commodity Fund (Class 3a)	77	7,965
Equinox Frontier Masters Fund (Class 1)	205	73,747
Equinox Frontier Masters Fund (Class 2)	169	62,347
Equinox Frontier Masters Fund (Class 3)	202	56,230
Equinox Frontier Balanced Fund (Class 1)	2,362	488,680
Equinox Frontier Balanced Fund (Class 1AP)	27	5,351
Equinox Frontier Balanced Fund (Class 2)	310	126,375
Equinox Frontier Balanced Fund (Class 2a)	16	3,539
Equinox Frontier Balanced Fund (Class 3a)	80	15,776
Equinox Frontier Select Fund (Class 1)	785	129,612
Equinox Frontier Select Fund (Class 1AP)	12	503
Equinox Frontier Select Fund (Class 2)	54	10,696
Equinox Frontier Winton Fund (Class 1)	548	140,239
Equinox Frontier Winton Fund (Class 1AP)	1	214
Equinox Frontier Winton Fund (Class 2)	38	54,629
Equinox Frontier Heritage Fund (Class 1)	404	69,436
Equinox Frontier Heritiage Fund (Class 1AP)	9	452
Equinox Frontier Heritage Fund (Class 2)	43	16,441

No Units are authorized for issuance by the Trust under equity compensation plans. During the year ended December 31, 2015, no unregistered Units were sold by the Trust. In addition, the Trust did not repurchase any Units under a formal repurchase plan. All Unit redemptions during the year ended December 31, 2015 were in the ordinary course of business. There have not been any purchases of units by the trust or any affiliated purchasers during the year ended December 31, 2015.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected financial information as of and for the years ended December 31, 2015, 2014, 2013, 2012, and 2011 is taken from the financial statements of the Trust included in section F of this filing and previous filings.

You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included therewith. Results from past periods are not necessarily indicative of results that may be expected for any future period.

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2015

	Equinox Frontier Diversified Fund	Equinox Frontier Masters Fund	Equinox Frontier Long/Short Commodity Fund
Interest - net	$603,350	$260,900	$141,120
Total Expenses	4,859,068	2,122,056	1,207,403
Net gain/(loss) on investments	11,317,997	1,398,913	(391,811)
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	2,585,692	(462,243)	(1,458,094)
Net income/ (loss) per unit - Class 1	2.43	(3.74)	—
Net income/ (loss) per unit - Class 1a	—	—	(6.36)
Net income/ (loss) per unit - Class 2	4.93	(1.93)	(6.20)
Net income/ (loss) per unit - Class 2a	—	—	(5.16)
Net income/ (loss) per unit - Class 3	4.84	(1.49)	(6.20)
Net income/ (loss) per unit - Class 3a	—	—	(4.91)
Total Assets	$56,164,247	$23,001,628	$13,195,609
Total owners’ capital - Class 1	11,814,234	8,323,800	—
Total owners’ capital - Class 1a	—	—	4,053,754
Total owners’ capital - Class 2	34,633,100	7,893,358	993,600
Total owners’ capital - Class 2a	—	—	1,287,665
Total owners’ capital - Class 3	9,267,632	6,611,141	5,906,669
Total owners’ capital - Class 3a	—	—	851,163
Total net asset value per unit - Class 1	115.52	112.87	—
Total net asset value per unit - Class 1a	—	—	94.76
Total net asset value per unit - Class 2	129.60	126.60	132.10
Total net asset value per unit - Class 2a	—	—	106.19
Total net asset value per unit - Class 3	119.87	117.57	132.14
Total net asset value per unit - Class 3a	—	—	106.86

	Equinox Frontier Balanced Fund	Equinox Frontier Heritage Fund	Equinox Frontier Select Fund
Interest - net	$29,151	$1	$—
Total Expenses	5,591,382	797,551	968,941
Net gain/(loss) on investments	4,329,355	555,165	272,917
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	(1,492,595)	(450,548)	(730,624)
Net income/ (loss) per unit - Class 1	(3.51)	(6.01)	(5.26)
Net income/ (loss) per unit - Class 1AP	0.39	(2.26)	(2.54)
Net income/ (loss) per unit - Class 2	0.53	(3.02)	(3.37)
Net income/ (loss) per unit - Class 2a	1.86	—	—
Net income/ (loss) per unit - Class 3a	1.85	—	—
Total Assets	$91,069,226	$15,625,364	$19,996,286
Total owners’ capital - Class 1	62,563,337	8,628,726	11,710,517
Total owners’ capital - Class 1AP	714,747	58,523	47,365
Total owners’ capital - Class 2	22,708,408	2,853,353	1,338,173
Total owners’ capital - Class 2a	548,070	—	—
Total owners’ capital - Class 3a	2,435,421	—	—
Total net asset value per unit - Class 1	128.03	124.27	90.35
Total net asset value per unit - Class 1AP	133.59	129.67	94.28
Total net asset value per unit - Class 2	179.69	173.54	125.11
Total net asset value per unit - Class 2a	154.88	—	—
Total net asset value per unit - Class 3a	154.37	—	—

Equinox Frontier Winton Fund
Interest - net	$28
Total Expenses	2,967,166
Net gain/(loss) on investments	(2,967,138)
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	2,160,638
Net income/ (loss) per unit - Class 1	(11.78)
Net income/ (loss) per unit - Class 1AP	(6.87)
Net income/ (loss) per unit - Class 2	(8.72)
Total Assets	$41,615,649
Total owners’ capital - Class 1	23,022,800
Total owners’ capital - Class 1AP	36,576
Total owners’ capital - Class 2	11,882,167
Total net asset value per unit - Class 1	164.17
Total net asset value per unit - Class 1AP	171.31
Total net asset value per unit - Class 2	217.51

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2014

	Equinox Frontier Diversified Fund	Equinox Frontier Masters Fund	Equinox Frontier Long/Short Commodity Fund
Interest - net	$579,067	$298,175	$216,027
Total Expenses	7,289,756	2,939,200	1,487,941
Net gain/(loss) on investments	27,814,644	8,093,183	1,582,778
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	14,287,705	5,452,158	1,077,686
Net income/ (loss) per unit - Class 1	25.99	24.78	—
Net income/ (loss) per unit - Class 1a	—	—	8.39
Net income/ (loss) per unit - Class 2	30.32	29.07	13.04
Net income/ (loss) per unit - Class 2a	—	—	11.01
Net income/ (loss) per unit - Class 3	30.82	27.15	13.04
Net income/ (loss) per unit - Class 3a	—	—	11.30
Total Assets	$75,398,613	$26,576,520	$16,879,229
Total owners’ capital - Class 1	19,195,036	11,850,911	—
Total owners’ capital - Class 1a	—	—	5,776,906
Total owners’ capital - Class 2	35,224,292	8,868,743	1,246,481
Total owners’ capital - Class 2a	—	—	1,702,551
Total owners’ capital - Class 3	5,588,281	4,988,200	7,233,099
Total owners’ capital - Class 3a	—	—	657,882
Total net asset value per unit - Class 1	113.09	116.61	—
Total net asset value per unit - Class 1a	—	—	101.12
Total net asset value per unit - Class 2	124.67	128.53	138.30
Total net asset value per unit - Class 2a	—	—	111.35
Total net asset value per unit - Class 3	115.03	119.06	138.34
Total net asset value per unit - Class 3a	—	—	111.77

	Equinox Frontier Balanced Fund	Equinox Frontier Heritage Fund	Equinox Frontier Select Fund

Interest - net	$27,454	$1	$—
Total Expenses	7,434,719	1,056,664	1,364,426
Net gain/(loss) on investments	31,862,514	4,838,618	3,799,808
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	19,364,501	2,812,848	2,435,382
Net income/ (loss) per unit - Class 1	25.25	28.23	15.75
Net income/ (loss) per unit - Class 1AP	30.58	33.13	21.29
Net income/ (loss) per unit - Class 2	38.67	42.35	24.34
Net income/ (loss) per unit - Class 2a	34.22	—	—
Net income/ (loss) per unit - Class 3a	34.11	—	—
Total Assets	$110,738,530	$16,906,298	$15,556,907
Total owners’ capital - Class 1	72,098,275	9,761,819	13,663,563
Total owners’ capital - Class 1AP	748,275	58,378	47,785
Total owners’ capital - Class 2	23,550,697	3,207,182	1,558,130
Total owners’ capital - Class 2a	600,287	—	—
Total owners’ capital - Class 3a	2,528,303	—	—
Total net asset value per unit - Class 1	131.54	130.28	95.61
Total net asset value per unit - Class 1AP	133.20	131.93	96.82
Total net asset value per unit - Class 2	179.16	176.56	128.48
Total net asset value per unit - Class 2a	153.02	—	—
Total net asset value per unit - Class 3a	152.52	—	—

Equinox Frontier Winton Fund
Interest - net	$55
Total Expenses	3,960,912
Net gain/(loss) on investments	12,603,511
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	8,642,654
Net income/ (loss) per unit - Class 1	36.36
Net income/ (loss) per unit - Class 1AP	39.25
Net income/ (loss) per unit - Class 2	52.06
Total Assets	$41,541,451
Total owners’ capital - Class 1	26,870,878
Total owners’ capital - Class 1AP	38,042
Total owners’ capital - Class 2	13,142,313
Total net asset value per unit - Class 1	175.95
Total net asset value per unit - Class 1AP	178.18
Total net asset value per unit - Class 2	226.23

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2013

	Equinox Frontier Diversified Fund	Equinox Frontier Masters Fund	Equinox Frontier Long/Short Commodity Fund
Interest - net	$1,544,382	$757,793	$945,988
Total Expenses	5,290,909	2,956,297	3,021,094
Net gain/(loss) on investments	(5,520,937)	(2,052,522)	7,300,417
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	(9,267,464)	(4,251,026)	(6,044,396)
Net income/ (loss) per unit - Class 1	(7.30)	(9.28)	—
Net income/ (loss) per unit - Class 1a	—	—	(15.85)
Net income/ (loss) per unit - Class 2	(6.13)	(8.15)	(20.39)
Net income/ (loss) per unit - Class 2a	—	—	(15.11)
Net income/ (loss) per unit - Class 3	—	3.90	(20.39)
Net income/ (loss) per unit - Class 3a	—	—	(9.13)
Total Assets	$64,685,474	$34,068,483	$28,968,346
Total owners’ capital - Class 1	28,744,047	23,115,495	—
Total owners’ capital - Class 1a	—	—	8,752,826
Total owners’ capital - Class 2	34,714,991	10,406,162	3,371,798
Total owners’ capital - Class 2a	—	—	3,103,405
Total owners’ capital - Class 3	—	249,127	9,619,596
Total owners’ capital - Class 3a	—	—	257,471
Total net asset value per unit - Class 1	87.10	91.83	—
Total net asset value per unit - Class 1a	—	—	92.73
Total net asset value per unit - Class 2	94.35	99.46	125.26
Total net asset value per unit - Class 2a	—	—	100.34
Total net asset value per unit - Class 3	—	91.91	125.30
Total net asset value per unit - Class 3a	—	—	100.47

	Equinox Frontier Balanced Fund	Equinox Frontier Heritage Fund	Equinox Frontier Select Fund
Interest - net	$280,359	$109,122	$261,102
Total Expenses	7,350,844	938,253	1,365,128
Net gain/(loss) on investments	(6,490,128)	2,516,149	1,521,198
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	(16,152,498)	1,423,001	417,171
Net income/ (loss) per unit - Class 1	(10.03)	7.50	1.20
Net income/ (loss) per unit - Class 2	(8.71)	13.54	4.59
Net income/ (loss) per unit - Class 2a	(5.56)	—	—
Net income/ (loss) per unit - Class 3	—	—	—
Net income/ (loss) per unit - Class 3a	(5.55)	—	—
Total Assets	$124,183,143	$16,696,747	$17,804,703
Total owners’ capital - Class 1	80,801,534	11,328,406	15,852,947
Total owners’ capital - Class 2	26,611,117	2,850,062	1,758,901
Total owners’ capital - Class 2a	491,579	—	—
Total owners’ capital - Class 3	—	—	—
Total owners’ capital - Class 3a	2,322,629	—	—
Total net asset value per unit - Class 1	106.29	102.05	79.86
Total net asset value per unit - Class 2	140.49	134.21	104.14
Total net asset value per unit - Class 2a	118.80	—	—
Total net asset value per unit - Class 3	—	—	—
Total net asset value per unit - Class 3a	118.41	—	—

Equinox Frontier Winton Fund
Interest - net	$283,863
Total Expenses	2,340,519
Net gain/(loss) on investments	4,790,126
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	2,733,470
Net income/ (loss) per unit - Class 1	8.86
Net income/ (loss) per unit - Class 2	15.87
Net income/ (loss) per unit - Class 3	—
Total Assets	$37,083,828
Total owners’ capital - Class 1	26,164,147
Total owners’ capital - Class 2	10,460,690
Total owners’ capital - Class 3	—
Total net asset value per unit - Class 1	139.59
Total net asset value per unit - Class 2	174.17
Total net asset value per unit - Class 3	—

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2012

	Equinox Frontier Diversified Fund	Equinox Frontier Masters Fund	Equinox Frontier Long/Short Commodity Fund
Interest - net	$2,199,327	$1,038,493	$1,385,312
Total Expenses	9,596,941	4,016,767	6,010,679
Net gain/(loss) on investments	2,078,348	3,545,722	(11,084,454)
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	(5,319,266)	618,878	(6,542,114)
Net income/ (loss) per unit - Class 1	(5.00)	0.86	(0.72)
Net income/ (loss) per unit - Class 1a	—	—	(13.13)
Net income/ (loss) per unit - Class 2	(3.48)	2.78	(16.32)
Net income/ (loss) per unit - Class 2a	—	—	(11.78)
Net income/ (loss) per unit - Class 3	—	—	(16.27)
Total Assets	$116,445,177	$51,943,272	$63,948,673
Total owners’ capital - Class 1	58,999,936	34,603,499	—
Total owners’ capital - Class 1a	—	—	18,983,538
Total owners’ capital - Class 2	56,181,636	16,882,659	6,898,785
Total owners’ capital - Class 2a	—	—	10,882,111
Total owners’ capital - Class 3	—	—	19,761,047
Total net asset value per unit - Class 1	94.40	101.11	135.41
Total net asset value per unit - Class 1a	—	—	108.58
Total net asset value per unit - Class 2	100.48	107.61	145.65
Total net asset value per unit - Class 2a	—	—	115.45
Total net asset value per unit - Class 3	—	—	145.69

	Equinox Frontier Balanced Fund	Equinox Frontier Heritage Fund	Equinox Frontier Select Fund
Interest - net	$276,272	$134,302	$263,049
Total Expenses	16,386,180	1,822,802	2,449,160
Net gain/(loss) on investments	7,382,357	(681,944)	(2,138,461)
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	(13,154,863)	(2,370,444)	(4,324,572)
Net income/ (loss) per unit - Class 1	(8.18)	10.18	(12.36)
Net income/ (loss) per unit - Class 1a	(4.13)	—	—
Net income/ (loss) per unit - Class 2	(5.82)	(9.03)	(12.29)
Net income/ (loss) per unit - Class 2a	(3.99)	—	—
Net income/ (loss) per unit - Class 3a	(4.40)	—	—
Total Assets	$247,702,914	$20,925,980	$25,650,403
Total owners’ capital - Class 1	143,906,872	16,680,498	22,266,758
Total owners’ capital - Class 2	51,459,568	4,073,041	3,077,883
Total owners’ capital - Class 2a	1,009,520	—	—
Total owners’ capital - Class 3a	3,776,790	—	—
Total net asset value per unit - Class 1	116.32	94.55	78.66
Total net asset value per unit - Class 1a	104.32	—	—
Total net asset value per unit - Class 2	149.20	120.67	99.55
Total net asset value per unit - Class 2a	124.36	—	—
Total net asset value per unit - Class 3a	123.96	—	—

Equinox Frontier Winton Fund
Interest - net	$531,125
Total Expenses	2,435,758
Net gain/(loss) on investments	(1,356,583)
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	(3,261,216)
Net income/ (loss) per unit - Class 1	(10.40)
Net income/ (loss) per unit - Class 2	(7.52)
Total Assets	$41,241,712
Total owners’ capital - Class 1	30,645,208
Total owners’ capital - Class 2	10,314,326
Total net asset value per unit - Class 1	130.73
Total net asset value per unit - Class 2	158.30
Total net asset value per unit - Class 3	—

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2011

	Equinox Frontier Diversified Fund	Equinox Frontier Masters Fund	Equinox Frontier Long/Short Commodity Fund
Interest - net	$2,399,088	$1,026,007	$1,371,889
Total Expenses	12,210,432	4,466,240	8,087,479
Net gain/(loss) on investments	5,428,786	2,393,047	17,234,688
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	(4,382,558)	(1,019,452)	4,459,637
Net income/ (loss) per unit - Class 1	(4.18)	(2.71)	3.40
Net income/ (loss) per unit - Class 1a	—	—	3.75
Net income/ (loss) per unit - Class 2	(2.50)	(0.98)	8.71
Net income/ (loss) per unit - Class 2a	—	—	6.05
Net income/ (loss) per unit - Class 3	—	—	8.70
Total Assets	$135,642,082	$53,200,171	$107,793,563
Total owners’ capital - Class 1	72,424,906	34,090,136	4,159,047
Total owners’ capital - Class 1a	—	—	18,891,395
Total owners’ capital - Class 2	61,548,698	18,734,861	9,188,762
Total owners’ capital - Class 2a	—	—	10,911,464
Total owners’ capital - Class 3	—	—	27,810,058
Total net asset value per unit - Class 1	99.40	100.25	136.13
Total net asset value per unit - Class 1a	—	—	121.71
Total net asset value per unit - Class 2	103.96	104.83	161.97
Total net asset value per unit - Class 2a	—	—	127.23
Total net asset value per unit - Class 3	—	—	161.96

	Equinox Frontier Balanced Fund	Equinox Frontier Select Fund	Equinox Frontier Heritage Fund
Interest - net	$534,877	$106,784	$217,875
Total Expenses	24,591,620	2,973,773	2,926,790
Net gain/(loss) on investments	5,648,268	(6,401,143)	(2,260,583)
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	(12,244,073)	(9,268,132)	(4,498,779)
Net income/ (loss) per unit - Class 1	(7.45)	(19.44)	(15.10)
Net income/ (loss) per unit - Class 1a	(7.91)	—	—
Net income/ (loss) per unit - Class 2	(4.44)	(19.89)	(14.34)
Net income/ (loss) per unit - Class 2a	(5.31)	—	—
Net income/ (loss) per unit - Class 3	(5.30)	—	—
Total Assets	$301,978,826	$40,083,210	$31,026,648
Total owners’ capital - Class 1	183,785,318	35,180,631	24,783,519
Total owners’ capital - Class 1a	2,536,559
Total owners’ capital - Class 2	63,372,567	4,433,341	5,990,168
Total owners’ capital - Class 2a	2,784,830	—	—
Total owners’ capital - Class 3a	2,952,802	—	—
Total net asset value per unit - Class 1	124.50	91.02	104.73
Total net asset value per unit - Class 1a	108.45	—	—
Total net asset value per unit - Class 2	155.02	111.84	129.70
Total net asset value per unit - Class 2a	128.35	—	—
Total net asset value per unit - Class 3	128.36	—	—

Equinox Frontier Winton Fund
Interest - net	$457,889
Total Expenses	3,596,286
Net gain/(loss) on investments	5,865,030
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	2,726,633
Net income/ (loss) per unit - Class 1	6.09
Net income/ (loss) per unit - Class 2	11.83
Net income/ (loss) per unit - Class 3	—
Total Assets	$50,363,648
Total owners’ capital - Class 1	38,345,799
Total owners’ capital - Class 2	11,702,325
Total owners’ capital - Class 3	—
Total net asset value per unit - Class 1	141.13
Total net asset value per unit - Class 2	165.82
Total net asset value per unit - Class 3	—

Supplementary Quarterly Financial Information

The following summarized quarterly financial information presents the Trust’s results of operations for the three-month periods ended March 31, June 30, September 30, and December 31, 2015.

	1st Quarter 2015 (unaudited)	2nd Quarter 2015 (unaudited)	3rd Quarter 2015 (unaudited)	4th Quarter 2015 (unaudited)
Equinox Frontier Diversified Fund:
Net gain (loss) on investments	$15,234,471	($7,276,498)	$3,137,315	$222,709
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$13,030,463	($7,505,363)	$885,542	($3,824,950)
Increase (decrease) in net asset value per Class 1 units	$18.57	($16.11)	$1.45	$2.43
Increase (decrease) in net asset value per Class 2 units	$21.09	($17.27)	$2.19	$4.93
Increase (decrease) in net asset value per Class 3 units	$19.54	($15.87)	$2.09	$4.84
Net asset value per Class 1 units	$131.66	$115.55	$117.00	$115.52
Net asset value per Class 2 units	$145.76	$128.49	$130.68	$129.60
Net asset value per Class 3 units	$134.57	$118.70	$120.79	$119.87
Equinox Frontier Masters Fund:
Net gain (loss) on investments	$3,440,003	($3,430,447)	$1,409,605	($20,248)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$2,578,394	($3,793,874)	$746,021	$7,216
Increase (decrease) in net asset value per Class 1unit	$11.77	($18.37)	$3.30	($3.74)
Increase (decrease) in net asset value per Class 2 unit	$13.59	($19.80)	$4.22	($1.93)
Increase (decrease) in net asset value per Class 3 unit	$12.67	($18.28)	$3.99	($1.49)
Net asset value per Class 1 unit	$128.38	$110.01	$113.31	$112.87
Net asset value per Class 2 unit	$142.12	$122.32	$126.54	$126.60
Net asset value per Class 3 unit	$131.73	$113.45	$117.44	$117.57
Equinox Frontier Long/Short Commodity Fund:
Net gain (loss) on investments	$2,732,204	($1,822,067)	($1,047,364)	($1,915,295)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$2,316,181	($2,045,099)	($1,251,451)	($477,725)
Increase (decrease) in net asset value per Class 1a units	$19.58	($13.53)	($8.87)	($6.36)
Increase (decrease) in net asset value per Class 2 units	$27.90	($18.04)	($11.63)	($6.20)
Increase (decrease) in net asset value per Class 2a units	$22.14	($47.46)	($9.36)	($5.16)
Increase (decrease) in net asset value per Class 3 units	$27.72	($17.86)	($11.63)	($6.20)
Increase (decrease) in net asset value per Class 3a units	$22.32	($14.45)	($9.34)	($4.91)
Net asset value per Class 1a units	$120.70	$107.17	$98.30	$94.76
Net asset value per Class 2 units	$166.20	$148.16	$136.53	$132.10
Net asset value per Class 2a units	$133.49	$119.03	$109.67	$106.19
Net asset value per Class 3 units	$166.06	$148.20	$136.57	$132.14
Net asset value per Class 3a units	$134.09	$119.64	$110.30	$106.86
Equinox Frontier Balanced Fund:
Net gain (loss) on investments	$16,254,937	($11,603,137)	($16,101)	($306,344)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$12,927,288	($12,148,257)	($1,161,838)	($1,109,788)
Increase (decrease) in net asset value per Class 1 units	$17.26	($16.98)	($1.92)	($3.51)
Increase (decrease) in net asset value per Class 1AP units	$18.60	($16.31)	($0.96)	$0.39
Increase (decrease) in net asset value per Class 2 units	$25.01	($21.93)	($1.29)	$0.53
Increase (decrease) in net asset value per Class 2a units	$21.74	($18.40)	($0.74)	$1.86
Increase (decrease) in net asset value per Class 3a units	$21.67	($18.34)	($0.74)	$1.85
Net asset value per Class 1 units	$148.80	$131.82	$129.90	$128.03
Net asset value per Class 1AP units	$151.80	$135.49	$134.53	$133.59
Net asset value per Class 2 units	$204.17	$182.24	$180.95	$179.69
Net asset value per Class 2a units	$174.76	$156.36	$155.62	$154.88
Net asset value per Class 3a units	$174.19	$155.85	$155.11	$154.37
Equinox Frontier Select Fund:
Net gain (loss) on investments	$2,741,233	($4,071,120)	$1,808,306	($205,502)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$1,683,063	($2,913,177)	$895,851	($396,361)
Increase (decrease) in net asset value per Class 1 units	$10.55	($18.85)	$5.85	($5.26)
Increase (decrease) in net asset value per Class 1AP units	$11.49	($18.57)	$6.74	($2.54)
Increase (decrease) in net asset value per Class 2 units	$15.25	($24.64)	$8.94	($3.37)
Net asset value per Class 1 units	$106.16	$87.31	$93.16	$90.35
Net asset value per Class 1AP units	$108.31	$89.74	$96.48	$94.28
Net asset value per Class 2 units	$143.73	$119.09	$128.03	$125.11
Equinox Frontier Winton Fund:
Net gain (loss) on investments	$4,997,118	($5,119,775)	$1,646,828	($143,546)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$3,676,291	($5,700,069)	$885,063	($1,021,923)
Increase (decrease) in net asset value per Class 1 units	$15.95	($26.05)	$3.50	($11.78)
Increase (decrease) in net asset value per Class 1AP units		($25.31)	$4.93	($6.87)
Increase (decrease) in net asset value per Class 2 units	$17.59	($32.13)	$6.25	($8.72)
Net asset value per Class 1 units	$191.90	$165.85	$169.35	$164.17
Net asset value per Class 1AP units		$170.46	$175.39	$171.31
Net asset value per Class 2 units	$195.77	$216.43	$222.68	$217.51
Equinox Frontier Heritage Fund:
Net gain (loss) on investments	$3,048,084	($2,770,445)	$105,347	$172,179
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$1,767,687	($2,101,869)	$319,718	($436,084)
Increase (decrease) in net asset value per Class 1 units	$17.59	($21.77)	$3.05	($6.01)
Increase (decrease) in net asset value per Class 1AP units	$18.93	($21.25)	$4.14	($2.26)
Increase (decrease) in net asset value per Class 2 units	$25.33	($28.44)	$5.54	($3.02)
Net asset value per Class 1 units	$147.87	$126.10	$129.15	$124.27
Net asset value per Class 1AP units	$150.86	$129.61	$133.75	$129.67
Net asset value per Class 2 units	$201.89	$173.45	$178.99	$173.54

35

The following summarized quarterly financial information presents the Trust’s results of operations for the three-month periods ended March 31, June 30, September 30, and December 31, 2014.

	1st Quarter 2014 (unaudited)	2nd Quarter 2014 (unaudited)	3rd Quarter 2014 (unaudited)	4th Quarter 2014 (unaudited)
Equinox Frontier Diversified Fund (1):
Net gain (loss) on investments	($1,584,528)	$4,070,105	$6,490,602	$12,347,588
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	($2,619,266)	$2,547,276	$5,261,494	$9,423,574
Increase (decrease) in net asset value per Class 1 units	($4.33)	$4.00	$9.12	$17.20
Increase (decrease) in net asset value per Class 2 units	($4.30)	$4.76	$10.43	$19.43
Increase (decrease) in net asset value per Class 3 units	($1.29)	$4.45	$9.67	$17.99
Net asset value per Class 1 units	$82.77	$86.77	$95.89	$113.09
Net asset value per Class 2 units	$90.05	$94.81	$105.24	$124.67
Net asset value per Class 3 units	$82.92	$87.37	$97.04	$115.03
Equinox Frontier Masters Fund (2):
Net gain (loss) on investments	($1,139,641)	$2,119,822	$2,557,909	$4,555,093
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	($1,615,359)	$1,569,419	$1,965,207	$3,532,891
Increase (decrease) in net asset value per Class 1unit	($4.53)	$5.67	$8.12	$15.52
Increase (decrease) in net asset value per Class 2 unit	($4.50)	$6.61	$9.36	$17.60
Increase (decrease) in net asset value per Class 3 unit	($4.11)	$6.17	$8.73	$16.36
Net asset value per Class 1 unit	$87.30	$92.97	$101.09	$116.61
Net asset value per Class 2 unit	$94.96	$101.57	$110.93	$128.53
Net asset value per Class 3 unit	$87.80	$93.97	$102.70	$119.06
Equinox Frontier Long/Short Commodity Fund (3):
Net gain (loss) on investments	($4,086,877)	$1,521,079	$4,217,572	($68,995)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	($4,424,801)	$111,679	$3,901,860	($417,500)
Increase (decrease) in net asset value per Class 1a units	($10.31)	$0.34	$21.24	($2.88)
Increase (decrease) in net asset value per Class 2 units	($13.78)	$0.69	$29.33	($3.20)
Increase (decrease) in net asset value per Class 2a units	($10.78)	$0.76	$23.70	($2.67)
Increase (decrease) in net asset value per Class 3 units	($13.79)	$0.69	$29.34	($3.20)
Increase (decrease) in net asset value per Class 3a units	($10.73)	$0.82	$23.82	($2.61)
Net asset value per Class 1a units	$82.42	$82.76	$104.00	$101.12
Net asset value per Class 2 units	$111.48	$112.17	$141.50	$138.30
Net asset value per Class 2a units	$89.56	$90.32	$114.02	$111.35
Net asset value per Class 3 units	$111.51	$112.20	$141.54	$138.34
Net asset value per Class 3a units	$89.74	$90.56	$114.38	$111.77
Equinox Frontier Balanced Fund (4):
Net gain (loss) on investments	($2,141,831)	$6,379,507	$10,465,597	$18,898,072
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	($4,165,357)	$1,705,510	$8,478,094	$13,346,369
Increase (decrease) in net asset value per Class 1 units	($4.30)	$1.87	$10.39	$17.29
Increase (decrease) in net asset value per Class 1AP units (8)			$12.20	$18.37
Increase (decrease) in net asset value per Class 2 units	($4.68)	$3.54	$15.10	$24.71
Increase (decrease) in net asset value per Class 2a units	($3.63)	$3.30	$13.16	$21.38
Increase (decrease) in net asset value per Class 3a units	($3.61)	$3.29	$13.12	$21.31
Net asset value per Class 1 units	$101.99	$103.86	$114.25	$131.54
Net asset value per Class 1AP units (8)			$114.83	$133.20
Net asset value per Class 2 units	$135.81	$139.35	$154.45	$179.16
Net asset value per Class 2a units	$115.17	$118.48	$131.64	$153.02
Net asset value per Class 3a units	$114.80	$118.09	$131.21	$152.52
Equinox Frontier Select Fund (5):
Net gain (loss) on investments	($770,338)	$902,903	$1,619,376	$2,047,868
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	($1,043,766)	$610,991	$1,204,743	$1,663,415
Increase (decrease) in net asset value per Class 1 units	($4.85)	$3.22	$7.09	$10.29
Increase (decrease) in net asset value per Class 1AP units (8)			$10.22	$11.07
Increase (decrease) in net asset value per Class 2 units	($5.59)	$5.01	$12.23	$14.69
Net asset value per Class 1 units	$75.01	$78.23	$85.32	$95.61
Net asset value per Class 1AP units (8)			$85.75	$96.82
Net asset value per Class 2 units	$98.55	$103.56	$113.79	$128.48
Equinox Frontier Winton Fund (6):
Net gain (loss) on investments	($103,198)	$2,996,455	$1,751,401	$7,958,850
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	($631,089)	$2,051,148	$1,012,414	$6,210,178
Increase (decrease) in net asset value per Class 1 units	($2.66)	$8.14	$4.10	$26.78
Increase (decrease) in net asset value per Class 1AP units (8)			$10.99	$28.26
Increase (decrease) in net asset value per Class 2 units	($2.05)	$11.59	$6.62	$35.89
Net asset value per Class 1 units	$136.93	$145.07	$149.17	$175.95
Net asset value per Class 1AP units (8)			$149.92	$178.18
Net asset value per Class 2 units	$172.12	$183.72	$190.34	$226.23
Equinox Frontier Heritage Fund (7):
Net gain (loss) on investments	($1,236,579)	$1,418,344	$370,678	$3,381,113
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	($1,412,412)	$832,265	$677,551	$2,177,452
Increase (decrease) in net asset value per Class 1 units	($6.64)	$7.02	$6.37	$21.33
Increase (decrease) in net asset value per Class 1AP units (8)			$10.70	$22.43
Increase (decrease) in net asset value per Class 2 units	($7.80)	$10.31	$9.60	$30.03
Net asset value per Class 1 units	$95.41	$102.58	$108.95	$130.28
Net asset value per Class 1AP units (8)			$109.50	$131.93
Net asset value per Class 2 units	$126.41	$136.93	$146.53	$176.56

(1)	Formerly Frontier Diversified Series
(2)	Formerly Frontier Masters Series
(3)	Formerly Frontier Long/Short Commodity Series
(4)	Formerly Balanced Series
(5)	Formerly Frontier Select Series
(6)	Formerly Frontier Winton Series
(7)	Formerly Heritage Series
(8)	Class 1AP began trading July 31, 2014

37

The following summarized quarterly financial information presents the Trust’s results of operations for the three-month periods ended March 31, June 30, September 30, and December 31, 2013.

	1st Quarter 2013 (unaudited)	2nd Quarter 2013 (unaudited)	3rd Quarter 2013 (unaudited)	4th Quarter 2013 (unaudited)
Equinox Frontier Diversified Fund (1):
Net gain (loss) on investments	( $113,017)	($7,089,299)	($6,696,322)	$8,378,001
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	($1,173,341)	($7,920,142)	($7,331,811)	$7,158,130
Increase (decrease) in net asset value per Class 1 units	($1.19)	($7.66)	($7.42)	$8.97
Increase (decrease) in net asset value per Class 2 units	($0.84)	($7.79)	($7.59)	$10.09
Net asset value per Class 1 units	$93.21	$85.55	$78.13	$87.10
Net asset value per Class 2 units	$99.64	$91.85	$84.26	$94.35
Equinox Frontier Masters Fund (2):
Net gain (loss) on investments	$883,034	($2,575,152)	($2,509,310)	$2,151,906
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$321,529	($3,146,403)	($3,041,836)	$1,618,684
Increase (decrease) in net asset value per Class 1unit	$0.53	($6.90)	($6.87)	$3.96
Increase (decrease) in net asset value per Class 2 unit	$0.99	($6.89)	($6.96)	$4.71
Increase (decrease) in net asset value per Class 3 unit				$3.90
Net asset value per Class 1 unit	$101.64	$94.74	$87.87	$91.83
Net asset value per Class 2 unit	$108.60	$101.71	$94.75	$99.46
Net asset value per Class 3 unit				$91.91
Equinox Frontier Long/Short Commodity Fund (3):
Net gain (loss) on investments	($1,371,456)	($3,603,745)	($3,403,485)	$1,078,269
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	($194,728)	($4,184,929)	($2,283,631)	$(236,835)
Increase (decrease) in net asset value per Class 1a units	($0.61)	($8.07)	($6.30)	($0.87)
Increase (decrease) in net asset value per Class 2 units	($0.54)	($10.65)	($8.37)	($0.83)
Increase (decrease) in net asset value per Class 2a units	($0.16)	($8.15)	($6.30)	($0.50)
Increase (decrease) in net asset value per Class 3 units	($0.55)	($10.65)	($8.37)	($0.82)
Increase (decrease) in net asset value per Class 3a units	N/A	($2.45)	($6.24)	($0.44)
Net asset value per Class 1a units	$107.97	$99.90	$93.60	$92.73
Net asset value per Class 2 units	$145.11	$134.46	$126.09	$125.26
Net asset value per Class 2a units	$115.29	$107.14	$100.84	$100.34
Net asset value per Class 3 units	$145.14	$134.49	$126.12	$125.30
Net asset value per Class 3a units		$107.15	$100.91	$100.47
Equinox Frontier Balanced Fund (4):
Net gain (loss) on investments	($3,972,194)	($8,942,702)	($10,036,310)	16,461,078
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	($3,212,419)	($13,129,934)	($9,721,779)	9,911,634
Increase (decrease) in net asset value per Class 1 units	($2.12)	($9.31)	($7.17)	$8.57
Increase (decrease) in net asset value per Class 2 units	($1.65)	($11.01)	($8.34)	$12.29
Increase (decrease) in net asset value per Class 2a units	($0.90)	($8.77)	($6.58)	$10.69
Increase (decrease) in net asset value per Class 3a units	($0.91)	($8.74)	($6.56)	($5.76)
Net asset value per Class 1 units	$114.20	$104.89	$97.72	$106.29
Net asset value per Class 2 units	$147.55	$136.54	$128.20	$140.49
Net asset value per Class 2a units	$123.46	$114.69	$108.11	$118.80
Net asset value per Class 3a units	$123.05	$114.31	$107.75	$118.41
Equinox Frontier Select Fund (5):
Net gain (loss) on investments	$1,322,891	($31,845)	($1,021,631)	1,188,093
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$1,001,644	($215,120)	($1,275,734)	906,381
Increase (decrease) in net asset value per Class 1 units	$3.20	($0.85)	($4.99)	$3.84
Increase (decrease) in net asset value per Class 2 units	$4.80	($0.31)	($5.65)	$5.75
Net asset value per Class 1 units	$81.86	$81.01	$76.02	$79.86
Net asset value per Class 2 units	$104.35	$104.04	$98.39	$104.14
Equinox Frontier Winton Fund (6):
Net gain (loss) on investments	$2,311,200	($529,952)	($380,598)	3,389,476
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$1,871,424	($1,007,300)	($862,383)	2,731,729
Increase (decrease) in net asset value per Class 1 units	$5.80	($3.72)	($3.19)	$9.97
Increase (decrease) in net asset value per Class 2 units	$8.22	($3.33)	($2.68)	$13.66
Net asset value per Class 1 units	$136.53	$132.81	$129.62	$139.59
Net asset value per Class 2 units	$166.52	$163.19	$160.51	$174.17
Equinox Frontier Heritage Fund (7):
Net gain (loss) on investments	$1,759,853	($414,134)	($249,447)	1,419,877
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$1,501,008	($605,972)	($427,171)	955,136
Increase (decrease) in net asset value per Class 1 units	$7.08	($3.55)	($2.53)	$6.50
Increase (decrease) in net asset value per Class 2 units	$9.98	($3.61)	($2.32)	$9.49
Net asset value per Class 1 units	$101.63	$98.08	$95.55	$102.05
Net asset value per Class 2 units	$130.65	$127.04	$124.72	$134.21

(1)	Formerly Frontier Diversified Series
(2)	Formerly Frontier Masters Series
(3)	Formerly Frontier Long/Short Commodity Series
(4)	Formerly Balanced Series
(5)	Formerly Frontier Select Series
(6)	Formerly Frontier Winton Series
(7)	Formerly Heritage Series

38

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At December 31, 2014, cash deposited at the clearing brokers was $65,911,348 for the Trust. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each month. Currently, with the Federal Funds target rate at 0.00% to 0.25%, this amount is estimated to be 0.00%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds and time deposits. Aggregate interest income from all sources, including assets held at clearing brokers, of up to 2% (annualized) is paid to the Managing Owner by the Equinox Frontier Balanced Fund (Class 1 and Class 2 only), Equinox Frontier Winton Fund, Equinox Frontier Select Fund, and Equinox Frontier Heritage Fund. For the Equinox Frontier Balanced Fund (Class 1a and Class 2a only), and the Equinox Frontier Long/Short Commodity Fund, 20% of the total interest allocated to each Series is paid to the Managing Owner. The amount reflected in the financial statements for the Trust and Series are disclosed on a net basis. Due to some classes not exceeding the 2% paid to the Managing Owner, amounts earned by those classes may be zero.

Approximately 10% to 30% of the Trust’s assets are expected to be committed as required margin for futures contracts and forwards and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations there under. Approximately 2% to 6% of the Trust’s assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 64% to 88% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. federally chartered banks. As of December 31, 2015, total cash and cash equivalents held at banking institutions were $3,283,973 for the Equinox Frontier Diversified Fund, $570,169 the Equinox Frontier Long/Short Commodity Fund, $1,421,994 for the Equinox Frontier Masters Fund, $4,895,183 for the Equinox Frontier Balanced Fund, $220,371 for the Equinox Frontier Select Fund, $2,928,616 for the Equinox Frontier Winton Fund, and $655,319 for the Equinox Frontier Heritage Fund.

As a commodity pool, the Registrant has large cash positions. Such cash positions are used to pay margin for the trading of futures, forwards and options, and also to pay redemptions. Generally, the Registrant has not been forced to liquidate positions to fund redemptions. During the fiscal year ended December 31, 2015, the Registrant was able to pay all redemptions.

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

Results of Operations for the Twelve Months Ended December 31, 2015

Series Returns and Other Information

The returns for each Series and Class of Units for the twelve months ended December 31, 2015, and related information, are discussed below. The activities of the Trust on a consolidated basis are explained through the activity of the underlying Series. Please refer to the discussion of the Series activities in relation to the Trust on a consolidated basis.

Each Series had exposure to commodity interest positions within one or more sectors during fiscal 2015. The performance of each Series was impacted over the course of the year by, among other things, the relative performance of the relevant sector or sectors and the commodities within those sectors, the changing allocations among, and the specific positions taken by, the Series’ Trading Advisors in, the relevant sector(s) and commodities, and the timing of entries and exits. For each of the Series, a sector attribution chart has been included at the end of the relevant discussion. Each chart depicts the performance of the relevant Series’ positions within each of the relevant sectors (determined by the Managing Owner using monthly gross return and NAV figures, with various adjustments to net out a proportional allocation of the fees and expenses chargeable to the Series) during the fourth quarter (except as otherwise noted) and for the full calendar year. Charts depicting the performance of the various Series’ positions within each of the relevant sectors during the prior three quarters were included in the Trust’s quarterly reports on Form 10-Q previously filed.

Equinox Frontier Diversified Fund

2015

The Equinox Frontier Diversified Fund– Class 1 NAV gained 2.15% for the twelve months ended December 31, 2015, net of fees and expenses; the Equinox Frontier Diversified Fund– Class 2 NAV gained 3.95% for the twelve months ended December 31, 2015 net of fees and expenses; the Equinox Frontier Diversified Fund-Class 3 NAV gained 4.21% for the twelve months ended December 31, 2015 net of fees and expenses. For the twelve months ended December 31, 2015 the Equinox Frontier Diversified Fund recorded a net gain on investments of $7,062,279, net investment income of $603,350, and total expenses of $4,859,068, resulting in a net increase in Owners’ capital from operations of $2,585,692. The NAV per Unit, Class 1, increased from $113.09 at December 31, 2014, to

$115.52 as of December 31, 2015. The NAV per Unit, Class 2, increased from $124.67 at December 31, 2014, to $129.60 as of December 31, 2015. The NAV per Unit, Class 3, increased from $115.03 at December 31, 2014 to $119.87 at December 31, 2015. Total Class 1 subscriptions and redemptions for the period were $1,849,550 and $10,085,317, respectively. Total Class 2 subscriptions and redemptions for the period were $4,193,326 and $6,595,532, respectively. Total Class 3 subscriptions and redemptions for the period were $6,490,334 and $2,875,045, respectively. Ending capital at December 31, 2015, was $11,814,234 for Class 1, $34,633,100 for Class 2 and $9,267,632 for Class 3.

The Equinox Frontier Diversified Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Equinox Frontier Diversified Fund

Equinox Frontier Diversified Fund Class 1 Sector Attributions
Q4 2015 and YTD
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2015
YTD

Equinox Frontier Diversified Fund Class 2 Sector Attributions
Q4 2015 and YTD
14.00%
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2015
YTD

Equinox Frontier Diversified Fund Class 3 Sector Attributions
Q4 2015 and YTD
14.00%
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2015
YTD

Equinox Frontier Diversified Fund Class 1 Major Advisors Performance
Q4 2015 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Q4 2015
YTD

Equinox Frontier Diversified Fund Class 2 Major Advisors Performance
Q4 2015 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Brewan Howard
Chesapeake
Crabel
Doherty
Emil Van Essen
Fort LP (GC)
H2O
QIM
Quantmetrics
Quest Partners
Winton
Q4 2015
YTD

Equinox Frontier Diversified Fund Class 3 Major Advisors Performance
Q4 2015 and YTD
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Brewan Howard
Chesapeake
Crabel
Doherty
Emil Van Essen
Fort LP (GC)
H2O
QIM
Quantmetrics
Quest Partners
Winton
Q4 2015
YTD

Two of the six sectors traded in the Equinox Frontier Diversified Fund were profitable in 4Q 2015. Metals and Energies were profitable while Currencies, Energies, Interest Rates and Stock Indices finished negative for the quarter.

The Currencies sector was positive year-to-date (“YTD”) while Metals, Agriculturals, Interest Rates, Stock Indices and Energies were negative YTD.

In terms of major CTA performance, seven of the eleven major CTAs in the Equinox Frontier Diversified Fund were profitable in 4Q 2015. Chesapeake, Crabel, Doherty, Emil Van Essen, H20, QIM and Winton finished positive for the quarter. Brevan Howard, Fort, Quantmetrics and Quest finished negative for the quarter. In terms of YTD performance Chesapeake, Doherty, Emil Van Essen, H20, QIM and Winton are positive YTD while Brevan Howard, Fort, Quatmetrics, Quest and Crabel are negative YTD.

Equinox Frontier Long/Short Commodity Fund

2015

The Equinox Frontier Long/Short Commodity Fund – Class 2 NAV lost 4.48% for the twelve months ended December 31, 2015, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund – Class 3 NAV lost 4.48% for the twelve months ended December 31, 2015, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund – Class 1a NAV lost 6.29% for the twelve months ended December 31, 2015, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund – Class 2a NAV lost 4.63% for the twelve months ended December 31, 2015, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund – Class 3a NAV lost 4.39% for the twelve months ended December 31, 2015, net of fees and expenses.

For the twelve months ended December 31, 2015, the Equinox Frontier Long/Short Commodity Fund recorded net loss on investments of $391,811, net investment income of $141,120, and total expenses of $1,207,403, resulting in a net decrease in Owners’ capital from operations attributable to controlling interests of $1,458,094. The NAV per Unit, Class 2, decreased from $138.30 at December 31, 2014, to $132.10 as of December 31, 2015. The NAV per Unit, Class 3, decreased from $138.34 at December 31, 2014, to $132.14 as of December 31, 2015. The NAV per Unit, Class 1a, decreased from $101.12 at December 31, 2014, to $94.76 as of December 31, 2015. The NAV per Unit, Class 2a, decreased from $111.35 at December 31, 2014, to $106.19 as of December 31, 2015. The NAV per Unit, Class 3a, decreased from $111.77 at December 31, 2014, to $106.86 as of December 31, 2015. Total Class 2 subscriptions and redemptions for the twelve months were $0 and $226,318, respectively. Total Class 3 subscriptions and redemptions for the twelve months were $0 and $1,101,195, respectively. Total Class 1a subscriptions and redemptions for the twelve months were $67,800 and $1,587,283, respectively. Total Class 2a subscriptions and redemptions for the twelve months were $29,300 and $402,748, respectively. Total Class 3a subscriptions and redemptions for the twelve months were $415,099 and $167,791, respectively. Ending capital at December 31, 2015, was $993,600 for Class 2, $5,906,669 for Class 3, $4,053,754 for Class 1a, $1,287,665 for Class 2a and $851,163 for Class 3a.

The Equinox Frontier Long/Short Commodity Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors, although the majority of the exposure will typically be in the Energies, Metals, and Commodities sectors.

Sector Attribution for the Equinox Frontier Long/Short Commodity Fund

Equinox Frontier Long/Short Commodity Fund Class 1A Sector Attributions
Q4 2015 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q4 2015
YTD

Equinox Frontier Long/Short Commodity Fund Class 2 Sector Attributions
Q4 2015 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q4 2015
YTD

Equinox Frontier Long/Short Commodity Fund Class 2A Sector Attributions
Q4 2015 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q4 2015
YTD

Equinox Frontier Long/Short Commodity Fund Class 3 Sector Attributions
Q4 2015 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q4 2015
YTD

Equinox Frontier Long/Short Commodity Fund Class 3A Sector Attributions
Q4 2015 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q4 2015
YTD

Equinox Frontier Long/Short Commodity Fund Class 1A Major Advisors Performance
Q4 2015 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Q4 2015
YTD

Equniox Frontier Long/Short Commodity Fund Class 2 Major Advisors Performance
Q4 2015 and YTD
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
15.00%
-20.00%
Q4 2015
YTD

Equinox Frontier Long/Short Commodity Fund Class 2A Major Advisors Performance
Q4 2015 and YTD
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Q4 2015
YTD

Two of the seven sectors traded in the Equinox Frontier Long/Short Commodity Fund were profitable in 4Q 2015. Base Metals and Energies finished positive for the quarter while Meats, Grains, Precious Metals, Precious Metals, Financials and Softs finished negative for the quarter.

Energies and Softs are positive YTD while Base Metals, Grains, Meats, Precious Metals and Financials are negative YTD.

In terms of major CTA performance, Chesapeake, Emil Van Essen and JE Moody finished positive for the quarter while Red Oak Essen and Rosetta were negative for the quarter.

In terms of YTD performance, Chesapeake, Emil Van Essen and JE Moody are positive YTD while Abraham, Red Oak and Rosetta are negative YTD.

Equinox Frontier Masters Fund

2015

The Equinox Frontier Masters Fund – Class 1 NAV lost 3.21% for the twelve months ended December 31, 2015, net of fees and expenses; the Equinox Frontier Masters Fund – Class 2 NAV lost 1.50% for the twelve months ended December 31, 2015, net of fees and expenses, the Equinox Frontier Masters Fund – Class 3 NAV lost 1.25% for the twelve months ended December 31, 2015, net of fees and expenses.

For the twelve months ended December 31, 2015 the Equinox Frontier Masters Fund recorded a net gain on investments of $1,398,913, net investment income of $260,900, and total expenses of $2,122,056, resulting in a net decrease in Owners’ capital from operations attributable to controlling interests of $462,243. The NAV per Unit, Class 1, decreased from $116.61 at December 31, 2014, to $112.87 as of December 31, 2015. The NAV per Unit, Class 2, decreased from $128.53 at December 31, 2014, to $126.60 as of December 31, 2015. The NAV per Unit, Class 3 decreased from $119.06 at December 31, 2014 to $117.57 as of December 31, 2015. Total Class 1 subscriptions and redemptions for the period were $2,092,649 and $5,299,823, respectively. Total Class 2 subscriptions and redemptions for the period were $174,300 and $1,041,711, respectively. Total Class 3 subscriptions and redemptions for the period were $3,820,000 and $2,162,727, respectively. Ending capital at December 31, 2015, was $8,323,800 for Class 1, $7,893,358 for Class 2 and $6,611,141 for Class 3.

The Equinox Frontier Masters Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Equinox Frontier Masters Fund

Two of the seven sectors traded in the Equinox Frontier Masters Fund were profitable in 4Q 2015. Metals and Energies were positive while Currencies, Agriculturals, Interest Rates, Stock Indices and Hybrids were negative for the quarter.

Metals, Energies and Hybrids were positive for the year, while Currencies, Agriculturals, Interest Rates and Stock Indices were negative for the year.

In terms of major CTA performance, Chesapeake, Emil Van Essen, Transtrend and Winton were positive during the quarter. Chesapeake and Emil Van Essen were positive YTD while Transtrend and Winton were negative YTD.

Equinox Frontier Balanced Fund

2015

The Equinox Frontier Balanced Fund – Class 1 NAV lost 2.67% for the twelve months ended December 31, 2015, net of fees and expenses; the Equinox Frontier Balanced Fund – Class 1AP NAV gained 0.29% for the twelve months ended December 31, 2015, net of fees and expenses; the Equinox Frontier Balanced Fund – Class 2 NAV gained 0.30% for the twelve months ended December 31, 2015, net of fees and expenses; the Equinox Frontier Balanced Fund – Class 2a NAV gained 1.22% for the twelve months ended December 31, 2015, net of fees and expenses; the Equinox Frontier Balanced Fund – Class 3a NAV gained 1.21% for the twelve months ended December 31, 2015, net of fees and expenses.

For the twelve months ended December 31, 2015, the Equinox Frontier Balanced Fund recorded net gain on investments of $4,329,355, net investment income of $29,151, and total expenses of $5,591,382, resulting in a net decrease in Owners’ capital from operations attributable to controlling interests of $1,492,595 after operations attributable to non- controlling interests of $259,719. The NAV per Unit, Class 1, decreased from $131.54 at December 31, 2014, to $128.03 at December 31, 2015. The NAV per Unit, Class 1AP, increased from $133.20 at December 31, 2014, to $133.59 at December 31, 2015.The NAV per Unit, Class 2, increased from $179.16 at December 31, 2014, to $179.69 at December 31, 2015. For Class 2a, the NAV per Unit increased from $153.02 at December 31, 2014, to $154.88 at December 31, 2015. For Class 3a, the NAV per Unit increased from $152.52 at December 31, 2014, to $154.37 at December 31, 2015. Total Class 1 subscriptions and redemptions for the twelve months were $215,189 and $8,249,954, respectively. Total Class 1AP subscriptions and redemptions for the twelve months were $1,457 and $39,001, respectively. Total Class 2 subscriptions and redemptions for the twelve months were $19,235 and $982,356, respectively. Total Class 2a redemptions for the twelve month period were $60,850. There were no Class 2a subscriptions. Total Class 3a redemptions for the period were $127,078. There were no Class 3 subscriptions. Ending capital at December 31, 2015, was $62,563,337 for Class 1, $714,747 for Class 1AP, $22,708,408 for Class 2, $548,070 for Class 2a and $2,435,421 for Class 3a.

The Equinox Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Frontier Equinox Frontier Balanced Fund

Two of the six sectors traded in the Equinox Frontier Balanced Fund were profitable in 4Q 2015. Currencies and Energies were profitable while Metals, Agriculturals, Interest Rates and Stock Indices finished negative for the quarter.

The Currencies, Interest Rates and Energies sectors were positive YTD while Metals, Agriculturals and Stock Indices were negative YTD.

In terms of major CTA performance, Cantab, Crabel, Doherty, Emil Van Essen, Fort (GD), H20, QIM, and Winton finished positive for the quarter. Beach Horizon, Doherty, Emil Van Essen, Fort (GD), H20 AM, QIM and Winton were positive YTD. Beach Horizon, Brandywine, Fort (GC), Quantmetrics, and Quest finished negative for the quarter. Brandywine, Cantab, Crabel, Campbell, Fort (GC), Quantica, Quantmetrics, Quest and Systematic Alpha were negative YTD.

Equinox Frontier Select Fund

2015

The Equinox Frontier Select Fund – Class 1 NAV lost 5.50% for the twelve months ended December 31, 2015, net of fees and expenses; the Equinox Frontier Select Fund – Class 1AP NAV lost 2.62% for the twelve months ended December 31, 2015, net of fees and expenses. The Equinox Frontier Select Fund – Class 2 NAV lost 2.62% for the twelve months ended December 31, 2015, net of fees and expenses.

For the twelve months ended December 31, 2015, the Equinox Frontier Select Fund recorded net gain on investments of $272,917, net investment income of $0, and total expenses of $968,941, resulting in a net decrease in Owners’ capital from operations of $730,624. The NAV per Unit, Class 1, decreased from $95.61 at December 31, 2014, to $90.35 as of December 31, 2015. The NAV per Unit, Class 1AP, decreased from $96.82 at December 31, 2014, to $94.28 as of December 31, 2015. The NAV per Unit, Class 2, decreased from $128.48 at December 31, 2014, to $125.11 as of December 31, 2014. Total Class 1 subscriptions and redemptions for the twelve months ended December 31, 2015, were $18,418 and $1,275,096, respectively. Total Class 1AP subscriptions and redemptions for the twelve months ended December 31, 2015, were $930 and $0, respectively. Total Class 2 redemptions for the twelve months ended December 31, 2015, were $187,051. There were no Class 2 subscriptions. Ending capital at December 31, 2015, was $11,710,517 for Class 1, $47,365 for Class 1AP and $1,338,173 for Class 2.

The Equinox Frontier Select Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Equinox Frontier Select Fund

Two of the seven sectors traded in the Equinox Frontier Select Fund were profitable in 4Q 2015. Metals and Energies were positive while Agriculturals, Currencies, Interest Rates, Hybrids and Stock Indices were negative for the quarter.

Currencies, Energies and Metals were positive YTD while Agriculturals, Interest Rates, Hybrids and Stock Indices were negative YTD.

In terms of major CTA performance Brevan Howard and Transtrend finished negative for the quarter, while Brevan Howard finished positive YTD and Transtrend finished negative YTD.

Equinox Frontier Winton Fund

2015

The Equinox Frontier Winton Fund – Class 1 NAV lost 6.70% for the twelve months ended December 31, 2015, net of fees and expenses; the Equinox Frontier Winton Fund – Class 1AP NAV lost 3.86% for the twelve months ended December 31, 2015, net of fees and expenses the Equinox Frontier Winton Fund – Class 2 NAV lost 3.85% for the twelve months ended December 31, 2015, net of fees and expenses.

For the twelve months ended December 31, 2015, the Equinox Frontier Winton Fund recorded net gain on investments of $1,380,625, net investment income of $28, and total expenses of $2,967,166, resulting in a net decrease in Owners’ capital from operations of $2,160,638. The NAV per Unit, Class 1, decreased from $175.95 at December 31, 2014 to $164.17 as of December 31, 2015. The NAV per Unit, Class 1AP, decreased from $178.18 at December 31, 2014 to $171.31 as of December 31, 2015. The NAV per Unit, Class 2, decreased from $226.23 at December 31, 2014, to $217.51 as of December 31, 2015. Total Class 1 subscriptions for the year were $175,616 and redemptions were $2,337,287. There were no Class 1AP subscriptions or redemptions for 2015. Total Class 2 redemptions for the year were $787,381. There were no Class 2 subscriptions. Ending capital at December 31, 2015, was $23,022,800 for Class 1, $36,576 for Class 1AP and $11,882,167 for Class 2.

The Equinox Frontier Winton Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Equinox Frontier Winton Fund

Two of the six sectors traded in the Equinox Frontier Winton Fund were profitable in 4Q 2015. Currencies and Energies were positive while Metals, Agriculturals, Interest Rates and Stock Indices were negative for the quarter.

Metals, Energies and Interest Rates were positive YTD while Currencies, Agriculturals and Stock Indices were negative YTD.

Equinox Frontier Heritage Fund

2015

The Equinox Frontier Heritage Fund – Class 1 NAV lost 4.61% for the twelve months ended December 31, 2015, net of fees and expenses; the Equinox Frontier Heritage Fund – Class 1AP NAV lost 1.71% for the twelve months ended December 31, 2015, net of fees and expenses. the Equinox Frontier Heritage Fund – Class 2 NAV lost 1.71% for the twelve months ended December 31, 2015, net of fees and expenses. For the twelve months ended December 31, 2015, the Equinox Frontier Heritage Fund recorded net gain on investments of $555,165, net investment income of $1, and total expenses of $797,550, resulting in a net decrease in Owners’ capital from operations of $450,548, after non-controlling interest of $208,163. The NAV per Unit, Class 1, decreased from $130.28 at December 31, 2014, to $124.27 as of December 31, 2015. The NAV per Unit, Class 1AP, decreased from $131.93 at December 31, 2014, to $129.67 as of December 31, 2015. The NAV per Unit, Class 2, decreased from $176.56 at December 31, 2014, to $173.54 as of December 31, 2015. Total Class 1 subscriptions and redemptions for the twelve months were $41,712 and $766,234, respectively. Total Class 1AP subscriptions for the twelve months were $1,288. There were no redemptions for Class 1AP. Total Class 2 redemptions for the twelve months were $312,995. There were no subscriptions for Class 2. Ending capital at December 31, 2015, was $8,628,726 for Class 1, $58,523 for Class 1AP and $2,853,353 for Class 2.

The Equinox Frontier Heritage Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Equinox Frontier Heritage Fund

Two of the six sectors traded in the Equinox Frontier Heritage Fund were profitable in 4Q 2015. Metals and Energies were positive while Currencies, Agriculturals, Interest Rates and Stock Indices were negative for the quarter.

Currencies, Metals and Energies were positive YTD while Agriculturals, Interest Rates and Stock Indices were negative YTD.

In terms of major CTA performance, Brevan Howard finished down for both the quarter and the year, while Winton finished down YTD as well.

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

Equinox Frontier Diversified Fund

2014

The Equinox Frontier Diversified Fund– Class 1 NAV gained 29.84% for the twelve months ended December 31, 2014, net of fees and expenses; the Equinox Frontier Diversified Fund– Class 2 NAV gained 32.14% for the twelve months ended December 31, 2014 net of fees and expenses; the Equinox Frontier Diversified Fund-Class 3 NAV gained 36.60% for the twelve months ended December 31, 2014 net of fees and expenses. For the twelve months ended December 31, 2014 the Equinox Frontier Diversified Fund recorded a net gain on investments of $21,323,765, net investment income of $579,067, and total expenses of $7,289,756, resulting in a net increase in Owners’ capital from operations of $14,613,076. The NAV per Unit, Class 1, increased from $87.10 at December 31, 2013, to $113.09 as of December 31, 2014. The NAV per Unit, Class 2, increased from $94.35 at December 31, 2013, to $124.67 as of December 31, 2014. The NAV per Unit, Class 3, increased from $84.21 at December 31, 2013 to $115.03 at December 31, 2014. Total Class 1 subscriptions and redemptions for the period were $954,684 and $14,939,576, respectively. Total Class 2 subscriptions and redemptions for the period were $695,759 and $8,646,009, respectively. Total Class 3 subscriptions and redemptions for the period were $5,633,483 and $1,437,475, respectively. Ending capital at December 31, 2014, was $19,195,036 for Class 1, $35,224,292 for Class 2 and $5,588,281 for Class 3.
The Equinox Frontier Diversified Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Equinox Frontier Diversified Fund

Equinox Frontier Diversified Fund Class 1 Sector Attributions
Q4 2014 and YTD
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2014
YTD

Equinox Frontier Diversified Fund Class 1 Sector Attributions
Q4 2013 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2013
YTD

Equinox Frontier Diversified Fund Class 2 Sector Attributions
Q4 2014 and YTD
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2014
YTD

Equinox Frontier Diversified Fund Class 2 Sector Attributions
Q4 2013 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2013
YTD

Equinox Frontier Diversified Fund Class 3 Sector Attributions
Q4 2014 and YTD
40.00%
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2014
YTD

Equinox Frontier Diversified Fund Class 1 Major Advisors Performance
Q4 2014 and YTD
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Q4 2014
YTD

Equinox Frontier Diversified Fund Class 1 Major Advisors Performance
Q4 2013 and YTD
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
-20.00%
-30.00%
Q4 2013
YTD

Four of the six sectors traded in the Equinox Frontier Diversified Fund were profitable in 4Q 2014. Currencies, Energies, Interest Rates and Stock Indices were profitable while Metals and Agriculturals finished negative for the quarter.

The Currencies, Agriculturals, Interest Rates and Stock Indices sectors were positive year-to-date (“YTD”) while Metals and Energies were negative YTD.

In terms of major CTA performance, eight of the ten major CTAs in the Equinox Frontier Diversified Fund were profitable in 4Q 2014. Brevan Howard, Chesapeake, Crabel, Emil Van Essen, Fort, Quantmetrics, Quest Partners and Winton finished positive for the quarter. H20 and QIM finished negative for the quarter. In terms of YTD performance Breven Howard, Chesapeake, Crabel, Doherty, Fort, H20, Quantmetrics, Quest and Winton are positive YTD while Emil Van Essen and QIM are negative YTD.

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

Sector Attribution for the Equinox Frontier Long/Short Commodity Fund

Equinox Frontier Long/Short Commodity Fund Class 3A Sector Attributions
Q4 2014 and YTD
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q4 2014
YTD

Equinox Frontier Long/Short Commodity Fund Class 3A Sector Attributions
Q4 2013 and YTD
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q4 2013
YTD

Equinox Frontier Long/Short Commodity Fund Class 3 Sector Attributions
Q4 2014 and YTD
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q4 2014
YTD

Equinox Frontier Long/Short Commodity Fund Class 3 Sector Attributions
Q4 2013 and YTD
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q4 2013
YTD

Equinox Frontier Long/Short Commodity Fund Class 1A
Major Advisors Performance
Q4 2014 and YTD
Q4 2014
YTD

Equinox Frontier Long/Short Commodity Fund Class 1A
Major Advisors Performance
Q4 2013 and YTD
Q4 2013
YTD

Equinox Frontier Long/Short Commodity Fund Class 2
Major Advisors Performance
Q4 2014 and YTD
Q4 2014
YTD

Equinox Frontier Long/Short Commodity Fund Class 2
Major Advisors Performance
Q4 2013 and YTD
Q4 2013
YTD

One of the seven sectors traded in the Equinox Frontier Long/Short Commodity Fund were profitable in 4Q 2014. Financials finished positive for the quarter while Base Metals, Energies, Meats, Grains, Precious Metals and Softs finished negative for the quarter.

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

Sector Attribution for the Equinox Frontier Masters Fund

Five of the six sectors traded in the Equinox Frontier Masters Fund were profitable in 4Q 2014. Metals, Currencies, Stock Indices, Interest Rates, and Energies were positive while, Agriculturals were negative for the quarter.

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

For the twelve months ended December 31, 2014, the Equinox Frontier Balanced Fund recorded net gain on investments of $33,601,230, net investment income of $27,454, and total expenses of $7,434,719, resulting in a net increase in Owners’ capital from operations attributable to controlling interests of $19,364,501 after operations attributable to non- controlling interests of $6,829,464. The NAV per Unit, Class 1, increased from $106.29 at December 31, 2013, to $131.54 at December 31, 2014. The NAV per Unit, Class 1AP, increased from $102.62 at July 31, 2014, to $133.20 at December 31, 2014.The NAV per Unit, Class 2, increased from $140.49 at December 31, 2013, to $179.16 at December 31, 2014. For Class 2a, the NAV per Unit increased from $118.80 at December 31, 2013, to $153.02 at December 31, 2014. For Class 3a, the NAV per Unit increased from $118.41 at December 31, 2013, to $152.52 at December 31, 2014. Total Class 1 subscriptions and redemptions for the twelve months were $154,471 and $22,310,597, respectively. Total Class 1AP subscriptions and redemptions for the twelve months were $1,011,652 and $453,561, respectively. Total Class 2 subscriptions and redemptions for the twelve months were $14,424 and $8,090,417, respectively. Total Class 2a redemptions for the twelve month period were $30,794. There were no Class 2a subscriptions. Total Class 3a redemptions for the period were $360,701. There were no Class 3 subscriptions. Ending capital at December 31, 2014, was $72,098,275 for Class 1, $748,275 for Class 1AP, $23,550,697 for Class 2, $600,287 for Class 2a and $2,528,303 for Class 3a.

The Equinox Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Frontier Equinox Frontier Balanced Fund

Equinox Frontier Balanced Fund Class 3A Sector Attributions Q4 2014 and YTD

35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2014
YTD

Equinox Frontier Balanced Fund Class 3A Sector Attributions Q4 2013 and YTD

20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2013
YTD

Equinox Frontier Balanced Fund Class 2A Sector Attributions Q4 2014 and YTD

35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2014
YTD

Equinox Frontier Balanced Fund Class 2A Sector Attributions Q4 2013 and YTD

20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2013
YTD

Equinox Frontier Balanced Fund Class 1 Major Advisors Performance Q4 2014 and YTD

50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
-20.00%
-30.00%
Q4 2014
YTD

Equinox Frontier Balanced Fund Class 1 Major Advisors Performance Q4 2013 and YTD

30.00%
20.00%
10.00%
0.00%
-10.00%
-20.00%
-30.00%
Q4 2013
YTD

Equinox Frontier Balanced Fund Class 1AP Major Advisors Performance Q4 2014 and YTD

30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Q4 2014
YTD

Three of the six sectors traded in the Equinox Frontier Balanced Fund were profitable in 4Q 2014. Currencies, Energies and Interest Rates were profitable while Metals, Agriculturals and Stock Indices finished negative for the quarter.

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

For the twelve months ended December 31, 2014, the Equinox Frontier Select Fund recorded net gain on investments of $3,799,808, net investment income of $0, and total expenses of $1,364,426, resulting in a net increase in Owners’ capital from operations of $2,435,382. The NAV per Unit, Class 1, increased from $79.86 at December 31, 2013, to $95.61 as of December 31, 2014. The NAV per Unit, Class 1AP, increased from $75.53 at July 31, 2014, to $96.82 as of December 31, 2014. The NAV per Unit, Class 2, increased from $104.14 at December 31, 2013, to $128.48 as of December 31, 2014. Total Class 1 subscriptions and redemptions for the twelve months ended December 31, 2014, were $10,580 and $4,337,542, respectively. Total Class 1AP subscriptions and redemptions for the twelve months ended December 31, 2014, were $194,475 and $156,681, respectively. Total Class 2 redemptions for the twelve months ended December 31, 2014, were $488,584. There were no Class 2 subscriptions. Ending capital at December 31, 2014, was $13,663,563 for Class 1, $47,785 for Class 1AP and $1,558,130 for Class 2.

The Equinox Frontier Select Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Equinox Frontier Select Fund

Four of the six sectors traded in the Equinox Frontier Select Fund were profitable in 4Q 2014. Metals, Currencies, Energies and Interest Rates were positive while Agriculturals and Stock Indices were negative for the quarter.

Currencies, Energies, Agricultures, and Interest Rates were positive YTD while Metals and Stock Indices were negative YTD.

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

For the twelve months ended December 31, 2014, the Equinox Frontier Winton Fund recorded net gain on investments of $12,603,511, net investment income of $55, and total expenses of $3,960,912, resulting in a net increase in Owners’ capital from operations of $8,642,654. The NAV per Unit, Class 1, increased from $139.59 at December 31, 2013 to $175.95 as of December 31, 2014. The NAV per Unit, Class 1AP, increased from 138.93 at July 31, 2014 to 178.18 as of December 31, 2014. The NAV per Unit, Class 2, increased from $174.17 at December 31, 2013, to $226.23 as of December 31, 2014. Total Class 1 subscriptions for the year were $169,066 and redemptions were $5,054,720. Total Class 1AP subscriptions for the year were $288,379 and redemptions were $266,356. Total Class 2 redemptions for the year were $352,627. There were no Class 2 subscriptions. Ending capital at December 31, 2014, was $26,870,878 for Class 1, $38,042 for Class 1AP and $13,142,313 for Class 2.

The Equinox Frontier Winton Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Equinox Frontier Winton Fund

Five of the six sectors traded in the Equinox Frontier Winton Fund were profitable in 4Q 2014. Metals, Currencies, Energies, Interest Rates and Agricultures were positive while Stock Indices were negative for the quarter.

Metals, Currencies, Energies Interest Rates and Stock Indices were positive YTD while Agriculturals were negative YTD.

Equinox Frontier Heritage Fund

2014

The Equinox Frontier Heritage Fund – Class 1 NAV gained 27.66% for the twelve months ended December 31, 2014, net of fees and expenses; the Equinox Frontier Heritage Fund – Class 1AP NAV gained 33.53% for the five months ended December 31, 2014, net of fees and expenses. the Equinox Frontier Heritage Fund – Class 2 NAV gained 31.56% for the twelve months ended December 31, 2014, net of fees and expenses. For the twelve months ended December 31, 2014, the Equinox Frontier Heritage Fund recorded net gain on investments of $4,838,618, net investment income of $1, and total expenses of $1,056,664, resulting in a net increase in Owners’ capital from operations of $2,812,848, after non-controlling interest of $969,107. The NAV per Unit, Class 1, increased from $102.05 at December 31, 2013, to $130.28 as of December 31, 2014. The NAV per Unit, Class 1AP, increased from $98.80 at July 31, 2014, to $131.93 as of December 31, 2014. The NAV per Unit, Class 2, increased from $134.21 at December 31, 2013, to $176.56 as of December 31, 2014. Total Class 1 subscriptions and redemptions for the twelve months were $26,517 and $3,615,044, respectively. Total Class 1AP subscriptions and redemptions for the twelve months were $244,674 and $202,374, respectively. Total Class 2 redemptions for the twelve months were $417,710. There were no subscriptions for Class 2. Ending capital at December 31, 2014, was $9,761,819 for Class 1, $58,378 for Class 1AP and $3,207,182 for Class 2.

The Equinox Frontier Heritage Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Equinox Frontier Heritage Fund

Four of the six sectors traded in the Equinox Frontier Heritage Fund were profitable in 4Q 2014. Metals, Currencies, Energies, and Interest Rates were positive while Agriculturals and Stock Indices were negative for the quarter.

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

Results of Operations for the Twelve Months Ended December 31, 2013

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

Sector Attribution for the Equinox Frontier Diversified Fund

Five of the six sectors traded in the Equinox Frontier Diversified Fund were profitable in 4Q 2013. Stock Indices, Agriculturals, Energies, Currencies and Metals were profitable while Interest Rates finished negative for the quarter.

The Stock Indices and metals sectors were positive year-to-date (“YTD”) while Interest Rates, Currencies, Agriculturals and Energies were negative YTD.

In terms of major CTA performance, eleven of the thirteen major CTAs in the Equinox Frontier Diversified Fund were profitable in 4Q 2013. QIM, Tiverton, Brevan Howard, Winton, Crabel, Fort (GC), Emil Van Essen, Quest Partners, Doherty, Quantmetrics and Chesapeake finished positive for the quarter. Cantab and Mesirow finished negative for the quarter. In terms of YTD performance Mesirow, Quantmetrics, Tiverton, Winton, Crabel, Fort (GC), Doherty and Chesapeake are positive YTD while Cantab, QIM, Brevan Howard, Emil Van Essen and Quest Partners are negative YTD.

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

Sector Attribution for the Equinox Frontier Long/Short Commodity Fund

Two of the seven sectors traded in the Equinox Frontier Long/Short Commodity Fund were profitable in 4Q 2013. Energies and Financials finished positive for the quarter while Base Metals, Meats, Grains, Precious Metals and Softs finished negative for the quarter.

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

Sector Attribution for the Equinox Frontier Masters Fund

Equinox Frontier Masters Fund Class 1 Sector Attributions
Q4 2013 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2013
YTD

Equinox Frontier Masters Fund Class 2 Sector Attributions
Q4 2013 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2013
YTD

Equinox Frontier Masters Fund Class 1 Major Advisors Performance
Q4 2013 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
Cantab
Tiverton
Transtrend
Winton
Q4 2013
YTD

Equinox Frontier Masters Fund Class 2 Major Advisors Performance
Q4 2013 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Cantab
Tiverton
Transtrend
Winton
Q4 2013
YTD

Four of the six sectors traded in the Equinox Frontier Masters Fund were profitable in 4Q 2013. Stock Indices, Agricuturals, Currencies and Metals were positive while, Interest Rates and Energies were negative for the quarter.

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

Sector Attribution for the Frontier Equinox Frontier Balanced Fund

Four of the six sectors traded in the Equinox Frontier Balanced Fund were profitable in 4Q 2013. Currencies, Stock Indices Agricultures and Metals were profitable while Interest Rates and Energies finished negative for the quarter.

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

Sector Attribution for the Equinox Frontier Select Fund

Four of the six sectors traded in the Equinox Frontier Select Fund were profitable in 4Q 2013. Metals, Agriculturals, Currencies and Stock Indices were positive while, Interest Rates, and Energies were negative for the quarter.

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

Sector Attribution for the Equinox Frontier Winton Fund

Four of the six sectors traded in the Equinox Frontier Winton Fund were profitable in 4Q 2013. Metals, Currencies, Agricultures and Stock Indices were positive while Energies and Interest Rates were negative for the quarter.

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

Sector Attribution for the Equinox Frontier Heritage Fund

Equinox Frontier Heritage Fund Class 1 Sector Attributions
Q4 2013 and YTD
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2013
YTD

Equinox Frontier Heritage Fund Class 2 Sector Attributions
Q4 2013 and YTD
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2013
YTD

Equinox Frontier Heritage Fund Class 1 Major Advisors Performance
Q4 2013 and YTD
6.00%
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
Brevan Howard
Winton
Q4 2013
YTD

Equinox Frontier Heritage Fund Class 2 Major Advisors Performance
Q4 2013 and YTD
8.00%
7.00%
6.00%
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
Brevan Howard
Winton
Q4 2013
YTD

Four of the six sectors traded in the Equinox Frontier Heritage Fund were profitable in 4Q 2013. Currencies, Agriculturals, Metals and Stock Indices were positive while Interest Rates and Energies were negative for the quarter.

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

Quantitative Market Risk

Trading Risk

The Series’ approximate risk exposure in the various market sectors traded by its trading advisors is quantified below in terms of value at risk. Due to the Series’ mark-to-market accounting, any loss in the fair value of the Series’ (through the Trading Companies) open positions is directly reflected in the Series’ earnings, realized or unrealized gain/loss.

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

Value at Risk by Market Sectors

The following tables present the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of December 31, 2015 and 2014. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Equinox Frontier Diversified Fund:

MARKET SECTOR	December 31, 2015		December 31, 2014
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$1,482,594	2.66%	$1,276,055	2.13%
Currencies	1,825,578	3.28%	1,670,041	2.78%
Stock Indices	2,256,114	4.05%	3,152,926	5.25%
Metals	290,196	0.52%	124,812	0.21%
Agriculturals/Softs	1,230,266	2.21%	854,409	1.42%
Energy	1,558,897	2.80%	1,677,590	2.80%

Total:	$8,643,645	15.51%	$8,755,833	14.59%

Equinox Frontier Long/Short Commodity Fund:

MARKET SECTOR	December 31, 2015		December 31, 2014
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$308,877	2.36%	$86,055	0.52%
Currencies	593,315	4.53%	206,375	1.24%
Stock Indices	176,530	1.35%	185,321	1.12%
Metals	27,511	0.21%	32,767	0.20%
Agriculturals/Softs	343,977	2.63%	474,912	2.86%
Energy	1,795,669	13.71%	2,278,884	13.71%

Total:	$3,245,879	30.56%	$3,264,314	30.56%

Equinox Frontier Masters Fund:

MARKET SECTOR	December 31, 2015		December 31, 2014
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$745,322	3.26%	$596,543	2.32%
Currencies	1,116,000	4.89%	1,004,876	3.91%
Stock Indices	1,155,610	5.06%	659,851	2.57%
Metals	120,696	0.53%	48,364	0.19%
Agriculturals/Softs	581,297	2.55%	394,545	1.53%
Energy	828,577	3.63%	776,846	3.02%

Total:	$4,547,502	9.62%	$3,481,025	9.62%

Equinox Frontier Balanced Fund:

	December 31, 2015		December 31, 2014
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$2,770,118	3.07%	$3,301,495	3.04%
Currencies	2,793,664	3.10%	4,131,348	3.81%
Stock Indices	3,101,604	3.44%	4,350,810	4.01%
Metals	452,392	0.50%	460,411	0.42%
Agriculturals/Softs	2,343,248	2.60%	2,507,574	2.31%
Energy	2,470,484	2.74%	2,862,415	2.64%

Total:	$13,931,510	15.46%	$17,614,053	16.24%

Equinox Frontier Select Fund:

	December 31, 2015		December 31, 2014
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$501,177	2.52%	$338,847	2.22%
Currencies	667,887	3.35%	684,037	4.48%
Stock Indices	949,390	4.77%	124,866	0.82%
Metals	60,331	0.30%	12,156	0.08%
Agriculturals/Softs	326,993	1.64%	140,093	0.92%
Energy	115,282	0.58%	18,880	0.12%

Total:	$2,621,060	13.16%	$1,318,879	8.64%

Equinox Frontier Winton Fund:

MARKET SECTOR	December 31, 2015		December 31, 2014
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$783,573	1.90%	$1,081,081	2.70%
Currencies	1,718,649	4.16%	1,845,125	4.61%
Stock Indices	706,493	1.71%	847,093	2.12%
Metals	273,910	0.66%	112,363	0.28%
Agriculturals/Softs	691,213	1.67%	478,222	1.19%
Energy	347,931	0.84%	141,408	0.35%

Total:	$4,521,769	10.95%	$4,505,292	11.25%

Equinox Frontier Heritage Fund:

	December 31, 2015		December 31, 2014
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$181,696	1.17%	$228,140	1.38%
Currencies	343,190	2.22%	381,353	2.30%
Stock Indices	133,965	0.87%	194,764	1.18%
Metals	52,162	0.34%	23,407	0.14%
Agriculturals/Softs	132,697	0.86%	101,074	0.61%
Energy	63,333	0.41%	28,157	0.17%

Total:	$907,043	5.86%	$956,895	5.78%

As of December 31, 2015, a portion of the assets of the Equinox Frontier Balanced Fund, Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund and Equinox Frontier Heritage Fund are invested in Swap contracts (Please refer to Note 4 in the Series Financial Statements). Margin information is not available for these contracts therefore no value at risk calculations were included in the table for these investments.

Value at Risk: Foreign Markets

The following table presents the portion of trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of December 31, 2015 and 2014, on foreign markets. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Equinox Frontier Diversified Fund

MARKET SECTOR	December 31, 2015		December 31, 2014
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
Interest Rates	$648,857	1.08%	$739,393	1.23%
Currencies	448,492	0.75%	1,089,599	1.82%
Stock Indices	626,690	1.04%	422,834	0.70%
Metals	63,844	0.11%	37,368	0.06%
Agriculturals/Softs	105,154	0.18%	226,567	0.38%
Energy	—	0.00%	116,696	0.19%

Total:	$1,893,037	4.38%	$2,632,457	4.38%

Equinox Frontier Long/Short Commodity Fund

MARKET SECTOR	December 31, 2015		December 31, 2014
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
Interest Rates	$92,077	0.55%	$69,948	0.42%
Currencies	25,503	0.15%	100,715	0.61%
Stock Indices	65,299	0.39%	114,524	0.69%
Metals	2,581	0.02%	9,061	0.05%
Agriculturals/Softs	4,969	0.03%	—	0.00%
Energy	—	0.00%	100,715	0.61%

Total:	$190,429	1.15%	$394,963	2.38%

Equinox Frontier Masters Fund

MARKET SECTOR	December 31, 2015		December 31, 2014
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
Interest Rates	$350,746	1.36%	$727,211	2.83%
Currencies	411,728	1.60%	801,726	3.12%
Stock Indices	241,648	0.94%	356,544	1.39%
Metals	26,150	0.10%	22,638	0.09%
Agriculturals/Softs	48,090	0.19%	165,918	0.65%
Energy	—	0.00%	53,971	0.21%

Total:	$1,078,362	8.29%	$2,128,008	8.29%

Equinox Frontier Balanced Fund:

	December 31, 2015		December 31, 2014
MARKET SECTOR	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
Interest Rates	$1,285,354	1.18%	$2,041,346	1.88%
Currencies	653,928	0.60%	3,142,298	2.90%
Stock Indices	1,049,217	0.97%	970,061	0.89%
Metals	103,957	0.10%	89,382	0.08%
Agriculturals/Softs	220,476	0.20%	626,322	0.58%
Energy	9,593	0.01%	311,075	0.29%

Total:	$3,322,525	3.06%	$7,180,484	6.62%

Equinox Frontier Select Fund:

	December 31, 2015		December 31, 2014
MARKET SECTOR	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
Interest Rates	$277,612	1.82%	$281,662	1.84%
Currencies	441,529	2.89%	660,559	4.33%
Stock Indices	160,956	1.05%	95,208	0.62%
Metals	16,211	0.11%	2,917	0.02%
Agriculturals/Softs	41,291	0.27%	42,581	0.28%
Energy	—	0.00%	17,012	0.11%

Total:	$937,599	6.14%	$1,099,939	7.20%

Equinox Frontier Winton Fund:

MARKET SECTOR	December 31, 2015		December 31, 2014
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
Interest Rates	$241,773	0.60%	$727,211	1.82%
Currencies	19,055	0.05%	801,726	2.00%
Stock Indices	234,669	0.59%	356,544	0.89%
Metals	44,840	0.11%	22,638	0.06%
Agriculturals/Softs	15,623	0.04%	156,918	0.39%
Energy	—	0.00%	53,971	0.13%

Total:	$555,960	5.29%	$2,119,008	5.29%

Equinox Frontier Heritage Fund:

	December 31, 2015		December 31, 2014
MARKET SECTOR	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
Interest Rates	$57,621	0.35%	$158,368	0.96%
Currencies	7,690	0.05%	175,144	1.06%
Stock Indices	47,088	0.28%	85,264	0.51%
Metals	8,028	0.05%	4,307	0.03%
Agriculturals/Softs	2,797	0.02%	31,566	0.19%
Energy	—	0.00%	10,806	0.07%

Total:	$123,224	2.82%	$465,455	2.82%

As of December 31, 2015, a portion of the assets of the Equinox Frontier Balanced Fund, Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund and Equinox Frontier Heritage Fund are invested in Swap contracts (Please refer to Note 4 in the Series Financial Statements). Margin information is not available for these contracts therefore no value at risk calculations were included in the table for these investments.

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of December 31, 2015, by market sector.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chief Executive Officer and Principal Financial Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), for the Trust and each Series as of December 31, 2015 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon our evaluation, the Chief Executive Officer and Principal Financial Officer of the Managing Owner concluded that, as of the Evaluation Date, the disclosure controls and procedures for the Trust and each Series were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust and each Series required to be included in the Trust’s periodic SEC filings.

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

Management assessed the effectiveness of the internal control over financial reporting for the Trust and each Series as of December 31, 2015, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 report entitled Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2015, the internal control over financial reporting for the Trust and each Series is effective based on the criteria established in the 2013 Internal Control-Integrated Framework.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in internal control over financial reporting for the quarter ended December 31, 2015.

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

Principals of the Managing Owner

The current officers and directors of the Managing Owner are as follows:

Robert J. Enck is the President and Chief Executive Officer of the managing owner, and serves as chairman of the management committee of the managing owner, and the Executive Committee of Equinox Frontier Funds. Mr. Enck has been listed as a principal of the managing owner since July 2007 and as an associated person and swap associated person of the managing owner since July 2014. Mr. Enck joined the managing owner on March 1, 2007, with more than 20 years of extensive management experience with large, highly regulated health care organizations such as Bristol-Myers Squibb and Quintiles as well as with more entrepreneurial venture capital funded organizations. Most recently, from March 2003 to March 2007, Mr. Enck was the Senior Managing Director of The Hermes Group LLC, an advisory firm that specialized in management advisory services, as well as merger and acquisition-related services. At the Hermes Group, Mr. Enck was a member of the ownership team that acquired Ascendia Brands (formerly Lander Company), a $200 million health and beauty care company. As part of this team, Mr. Enck focused on acquisitions, marketing, outsourcing initiatives and the reverse merger of Lander into a public company. Prior to joining Hermes, from March 2001 to March 2003, Mr. Enck served as a General Manager and Vice President within Quintiles Transnational, a multi-national pharmaceutical services firm with nearly two billion dollars in annual revenues. Mr. Enck joined Quintiles as a result of Quintiles’ acquisition of Beansprout Networks, an internet company designed to foster effective communication between parents and the pediatricians and child-care providers who care for their children, where Mr. Enck served as CEO. As CEO of Beansprout from March 2001 to March 2003, Mr. Enck conceived of and executed a dramatic refocus of the company and engineered the successful transaction with Quintiles. Prior to joining Beansprout, from September 1998 to March 2001, Mr. Enck was President of Rx Remedy Information Services, a company focused on providing pharmaceutical firms with longitudinal patient-reported health care information. Before that, Mr. Enck was with Summit Medical Systems, a healthcare software and support services corporation, from January 1994 to September 1998, where he held a number of senior-level positions, including President and General Manager of its subsidiary, Medical Information Systems (MIS), as well as Vice President of Sales and Marketing of parent company, Summit. Mr. Enck joined Summit when it was a private firm and was a member of the management team that grew the business and conducted a successful IPO. Additionally, Mr. Enck served as President of MIS, where he executed its sale to United Healthcare. Earlier, he spent nine years, from March 1985 to January 1994, with Bristol-Myers Squibb, a global pharmaceutical company, and held management positions in the areas of managed care, government programs and sales management. Mr. Enck holds a B.S. degree in Natural Sciences from St. John’s University, Collegeville, MN and an MBA in Management from the University of St. Thomas, St. Paul, MN. Mr. Enck currently holds SEC/FINRA Series 7, 24 and 63 registrations.

Jason M. Ewasko is the Chief Compliance Officer of the Managing Owner and has served in this role since January 2016. Mr. Ewasko is currently employed by Cipperman Compliance Services, LLC (“CCS”), a third party provider of compliance services with which the Managing Owner has entered into a relationship. Mr. Ewasko has been associated with CCS since September 2013 and has served as Chief Compliance Officer for a number of registered investment advisers in the scope of his responsibilities with CCS, which is based in Wayne, PA. Prior to his affiliation with CCS, from June 2011 to August 2013, Mr. Ewasko was employed by TD Ameritrade, Inc. in Jersey City, NJ, serving as the Chief Compliance Officer for the firm’s RIA business as well as providing compliance support for TD Ameritrade, Inc.’s institutional business. From August 2010 through May 2011, Mr. Ewasko was pursuing a Chief Compliance Officer position. Mr. Ewasko is graduate of Colgate University in Hamilton, NY and the Villanova University School of Law in Villanova, PA. He holds Series 7 and 24 licenses and is a member of the New York and New Jersey Bar Associations.

Vance Jeffrey Sanders is the Chief Financial Officer of the Managing Owner. Mr. Sanders also serves as the Treasurer and Principal Financial Officer of Equinox Funds Trust, since December 2010. Mr. Sanders has been listed as a principal of the Managing Owner since July 1, 2013. Mr. Sanders also assumed the duties of Chief Accounting Officer of the Managing Owner in his role as of June 1, 2013. From July 2007 to present, Mr. Sanders has also served as the Chief Technology Officer of the Managing Owner, directing external reporting and technology functions. From July 2007 to December 2012, he served as the Managing Owner’s Corporate Controller, establishing corporate internal control structures over both finance and technology. Mr. Sanders received his BS in Accounting in 1993 from Missouri Southern State University and earned and has been a licensed Certified Public Accountant in the State of Colorado since October 2008.

Executive Committee of the Managing Owner

The Executive Committee is responsible for the general oversight of the Managing Owner’s business and Equinox Frontier Funds and functions like the board of directors of a corporation. The members of the Executive Committee are Jason M. Ewasko, David DeMuth and Robert J. Enck.

Robert J. Enck—Mr. Enck’s biography appears above under the caption “Item 10. Directors, Executive Officers and Corporate Governance—Principals of the Managing Owner.”

David P. DeMuth, 70 is a member of the Executive Committee of the Managing Owner. In May 2006, he co-founded CFO Consulting Partners LLC, an entity which provides interim CFO services to public and private companies. Prior to co-founding CFO Consulting Partners LLC, he was an independent consultant providing accounting and risk management services from March 2002 to April 2006, Interim Co-Chief Financial Officer and Treasurer at Kodak Polychrome Graphics (a $2 billion global manufacturer of graphic arts materials) from September 1999 to March 2002, CFO of Troy Corporation (a $150 million global specialty chemical manufacturer) from June 1996 to September 1999, Division Vice President of Continental Grain Company (a multi-billion provider of commodities and financial services) from August 1990 to June 1996, Treasurer of National Starch and Chemical Company (a $3 billion global specialty chemical manufacturer) from March 1986 to August 1990, and Director of Tax Services at PepsiCo Inc. (a multi-billion global consumer products (beverage and food) company) from May 1980 to March 1986. His industry experience includes technology, real estate development, financial services, specialty chemicals, global manufacturing/distribution, graphic arts and consumer products. His global focus is Risk Management, Internal Controls, Structured Capital Market Transactions and Regulatory Compliance. He has developed complex global strategies to manage financial reporting, financial and operations risks and compliance with regulatory authorities (SEC, tax, etc.). He was an accountant with KPMG, an accounting firm, from September 1974 to May 1980. Mr. DeMuth holds a BS in Accounting from Loyola University, and an MBA in Finance from LaSalle University. He is a Certified Public Accountant (CPA).

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

Incentive Fees

Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated by such Series, monthly or quarterly. Because the Equinox Frontier Diversified Fund, Equinox Frontier Masters Fund, Equinox Frontier Balanced Fund, Equinox Frontier Heritage Fund, Equinox Frontier Select Fund, and Equinox Frontier Long/Short Commodity Fund may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period these Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Equinox Frontier Diversified Fund and Equinox Frontier Balanced Fund and 20% for the Equinox Frontier Masters Fund, Equinox Frontier Winton Fund, Equinox Frontier Heritage Fund, Equinox Frontier Select Fund and Equinox Frontier Long/Short Commodity Fund. The managing owner will pay all or a portion of such incentive fees to the trading advisors for such series and may retain a portion of such incentive fees equal to or less than 10% of the New High Net Trading Profits.

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

The Trust has no officers or directors. Its affairs are managed solely by the Managing Owner. Set forth in the table below is information regarding the beneficial ownership of Units of the principals of the Managing Owner as of December 31, 2015:

Equinox Fund Management, LLC*:

Series/Class of Units	Units Owned	Percentage Ownership of Each Class
Equinox Frontier Diversified Fund– Class 2	20,188	7.40%
Equinox Frontier Diversified Fund – Class 3	275	0.35%
Equinox Frontier Long/Short Commodity Fund – Class 2	3,083	40.99%
Equinox Frontier Long/Short Commodity Fund – Class 2a	2,222	18.32%
Equinox Frontier Long/Short Commodity Fund – Class 3a	109	13.68%
Equinox Frontier Masters Fund – Class 2	5,627	9.02%
Equinox Frontier Masters Fund – Class 3	275	0.49%
Equinox Frontier Balanced Fund – Class 2	7,956	6.30%
Equinox Frontier Balanced Fund – Class 2a	1,237	34.95%
Equinox Frontier Select Fund – Class 2	70	0.65%
Equinox Frontier Winton Fund – Class 2	207	0.38%
Equinox Frontier Heritage Fund – Class 2	428	2.60%

*	The Managing Owner is required to maintain at least a 1% interest in the aggregate capital as well as in certain series, profits and losses of the Trust. The Managing Owner’s interest of $5,798,155 in the aggregate capital of the Trust of $270,206,309 at December 31, 2015 is 2.41%.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

The following table sets forth the fees billed to Equinox Fund Management, LLC, the Managing Owner of the Trust, for professional services provided by RSM US LLP, the Trust’s independent registered public accounting firm, for the years ended December 31, 2015 and 2014. In accordance with the prospectus of the Trust, the Managing Owner has agreed to pay all costs of the Trust, and the Trust therefore bears no direct obligation to its independent registered public accounting firm.

FEE CATEGORY	2015	2014
Audit Fees(1)	$292,500	$274,500
Audit-Related Fees(2)	$0	$0
Tax Fees(3)	$0	$0
All Other Fees(4)	$0	$0
TOTAL FEES	$292,500	$274,500

(1)	Audit Fees consist of fees for professional services rendered for the audit of the Trust’s financial statements and review of financial statements included in the Trust’s quarterly reports, as well as services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.
(2)	Audit-Related Fees consist of fees for assurance and related services by RSM US LLP that are reasonably related to the performance of the audit or review of the Trust’s financial statements and are not reported under “Audit Fees,” above.
(3)	Tax Fees consist of fees for professional services rendered for tax compliance, tax advice and tax planning.
(4)	All Other Fees consist of any fees not otherwise reported in this table

The Managing Owner approved all the services provided by RSM US LLP to the Trust described above. The Managing Owner has determined that the payments made to RSM US LLP for these services during 2015 and 2014 are compatible with maintaining that firm’s independence. The Managing Owner pre-approves all audit and allowed non-audit services of the Trust’s independent registered public accounting firm, including all engagement fees and terms.

Part IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2)	The response to these portions of Item 15 is submitted as a separate section of this report commencing on page F-1.

(a)(3)	Exhibits (numbered in accordance with Item 601 of Regulation S-K).

1.1	Form of Selling Agent Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents****

1.2	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents**

1.3	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents***

1.4	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents***

1.5	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents****

1.6	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents****

4.1	Restated Declaration of Trust and Second Amended and Restated Trust and Trust Agreement of the Registrant +++

4.2	Form of Subscription Agreement (annexed to the Prospectus as Exhibit B)****

4.3	Form of Exchange Request (annexed to the Prospectus as Exhibit C)****

4.4	Form of Request for Redemption (annexed to the Prospectus as Exhibit D)****

4.5	Form of Request for Additional Subscription (annexed to the Prospectus as Exhibit E)****

4.6	Form of Application for Transfer of Ownership / Re-registration Form (annexed to the Prospectus as Exhibit F)****

4.7	Form of Privacy Notice (annexed to the Prospectus as Exhibit G)****

10.1	Form of Amended and Restated Escrow Agreement among the Registrant, Equinox Fund Management, LLC, Bornhoft Group Securities Corporation and the U.S. Bank National Association, Denver Colorado***

10.2	Form of Brokerage Agreement between each Trading Company and UBS Securities, LLC*

10.21	Form of Brokerage Agreement between each Trading Company and Banc of America Futures Incorporated*

10.22	Form of Brokerage Agreement between the Managing Owner, acting as agent on behalf of certain Trading Companies, and Deutsche Bank AG London**

10.23	Form of Brokerage Agreement between each Trading Company and Man Financial Inc. ***

10.24	Form of Amendment Agreement between the Managing Owner, acting as agent on behalf of certain Trading Companies, and Deutsche Bank AG London***

10.25	Form of Brokerage Agreement between each Trading Company and Fimat USA, LLC****

10.3	Form of Advisory Agreement among the Registrant, the Trading Company, Equinox Fund Management, LLC, and each Trading Advisor****

10.32	Form of License Agreement among Jefferies Financial Products, LLC, Reuters America LLC, the Registrant and Equinox Fund Management, LLC***

10.33	Form of License Agreement among Jefferies Financial Products, the Registrant and Equinox Fund Management, LLC***

10.34	Form of Guaranty made by Jefferies Group, Inc. in favor of Frontier Trading Company VIII, LLC***

10.35	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Currency Series of the Registrant***

10.37	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Equinox Frontier Balanced Fund of the Registrant+

10.4	Form of Cash Management Agreement between Equinox Fund Management, LLC and Merrill Lynch**

10.41	Form of Cash Management Agreement between Equinox Fund Management, LLC and STW Fixed Income Management Ltd.***

10.5	Form of single-member limited liability company operating agreement governing each Trading Company***

21.1	Subsidiaries of Registrant. (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.2	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.3	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.4	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.5	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.6	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.7	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.8	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

99.1	Prospectus of Equinox Frontier Funds ++

101.INS^	XBRL Instance Document

101.SCH^	XBRL Taxonomy Extension Schema

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase

101.DEF^	XBRL Taxonomy Extension Definition Linkbase

101.LAB^	XBRL Taxonomy Extension Label Linkbase

101.PRE^	XBRL Taxonomy Extension Presentation Linkbase

*	Previously filed as like-numbered exhibit to the initial filing or the first, second, third or fourth pre-effective amendment or the first or second post-effective amendment to Registration Statement No. 333-108397 and incorporated by reference herein.

**	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first or second post-effective amendment to Registration Statement No. 333-119596 and incorporated by reference herein.
***	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first post-effective amendment to Registration Statement No. 333-129701 and incorporated by reference herein.
****	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first post-effective amendment to Registration Statement No. 333-140240 and incorporated by reference herein.
+	Previously filed as like-numbered exhibit on Form 10-Q for the period ended June 30, 2008.
++	Previously filed on April 30, 2015 pursuant to Rule 424(b)(3) of the Securities Act (File No. 333-185695).
+++	Previously filed as Exhibit 3.2 on Form 8-K, filed on December 11, 2013.

^ Submitted electronically herewith.

(1)	These financial statements represent the consolidated financial statements of the Series of the Trust.
(2)	The Trust holds a majority of the equity interests in the various Trading Companies, which are the trading vehicles established for the various Series of Units of the Trust. In the financial statements of the Trust, Trading Companies in which a Series has a majority equity interest are consolidated by such Series, and investments in Trading Companies in which a Series does not have a controlling or majority interest are accounted for under the equity method of accounting, which approximates fair value and are carried in the statement of financial condition of such Series at fair value. In addition, financial statements of each of the unconsolidated Trading Companies are included in accordance with Rule 3-09 of Regulation S-X under the Securities Act of 1933, as amended. Although not required pursuant to Rule 3-09 of Regulation S-X under the Securities Act of 1933, financial statements of each consolidated Trading Company of the Trust are also included in the interest of providing a more complete presentation.

Report of Independent Registered Public Accounting Firm

To the Executive Committee and Unitholders

Equinox Frontier Funds

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund, Equinox Frontier Masters Fund, Equinox Frontier Balanced Fund, Equinox Frontier Select Fund, Equinox Frontier Winton Fund, and Equinox Frontier Heritage Fund of Equinox Frontier Funds (collectively, the Series) as of December 31, 2015 and 2014, and the related statements of operations, changes in owners’ capital, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Series’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund, Equinox Frontier Masters Fund, Equinox Frontier Balanced Fund, Equinox Frontier Select Fund, Equinox Frontier Winton Fund, and Equinox Frontier Heritage Fund of Equinox Frontier Funds as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

Denver, Colorado

March 30, 2016

The Series of Equinox Frontier Funds

Statements of Financial Condition

December 31, 2015 and 2014

	Equinox Frontier		Equinox Frontier		Equinox Frontier
	Diversified Fund		Masters Fund		Long/Short Commodity Fund
	12/31/2015	12/31/2014	12/31/2015	12/31/2014	12/31/2015	12/31/2014

ASSETS
Cash and cash equivalents	$3,283,973	$4,210,638	$1,421,994	$2,199,066	$570,169	$1,110,779
U.S. Treasury securities, at fair value	27,604,916	31,051,659	11,953,206	16,217,173	4,792,817	8,191,519
Open trade equity, at fair value	—	3,215,206	—	—	—	—
Options purchased, at fair value	—	288,413	—	—	—	—
Receivable from futures commission merchants	—	22,731,129	—	—	—	—
Swap contracts, at fair value	8,685,849	6,570,408	—	—	4,332,428	3,633,060
Investments in unconsolidated trading companies, at fair value	16,094,207	6,594,379	9,409,930	7,901,978	3,414,663	3,814,854
Prepaid service fees—Class 1	16,160	9,534	7,355	6,003	736	505
Interest receivable	479,142	477,250	207,473	249,250	83,190	125,900
Receivable from related parties	—	—	1,670	3,050	1,606	2,612
Other assets	—	249,997	—	—	—	—

Total Assets	$56,164,247	$75,398,613	$23,001,628	$26,576,520	$13,195,609	$16,879,229

LIABILITIES & CAPITAL
LIABILITIES
Open trade deficit, at fair value	$—	$—	$—	$—	$—	$—
Options written, at fair value	—	253,018	—	—	—	—
Pending owner additions	1,524	1,527	1,290	2,056	—	—
Owner redemptions payable	9,030	57,953	9,558	—	796	19,578
Incentive fees payable to Managing Owner	204,914	2,387,825	42,251	722,043	28,408	158,660
Management fees payable to Managing Owner	81,940	86,486	54,674	64,497	48,210	45,361
Interest payable to Managing Owner	11,661	16,168	4,957	6,898	1,368	3,713
Service fees payable to Managing Owner	17,020	34,905	12,098	17,260	6,841	10,562
Trading fees payable to Managing Owner	121,065	132,984	48,501	55,912	17,129	24,436
Payables to related parties	2,126	2,371	—	—	—	—
Other liabilities	1	—	—	—	6	—

Total Liabilities	449,281	2,973,237	173,329	868,666	102,758	262,310

CAPITAL
Managing Owner Units—Class 1	—	—	—	—	—	—
Managing Owner Units—Class 2	2,616,258	2,516,879	712,391	723,207	407,255	426,377
Managing Owner Units—Class 2a	—	—	—	—	235,971	247,434
Managing Owner Units—Class 3	32,964	31,632	32,332	32,741	—	—
Managing Owner Units—Class 3a	—	—	—	—	11,690	12,228
Limited Owner Units—Class 1	11,814,234	19,195,036	8,323,800	11,850,911	—	—
Limited Owner Units—Class 1a	—	—	—	—	4,053,754	5,776,906
Limited Owner Units—Class 2	32,016,842	32,707,413	7,180,967	8,145,536	586,345	820,104
Limited Owner Units—Class 2a	—	—	—	—	1,051,694	1,455,117
Limited Owner Units—Class 3	9,234,668	5,556,649	6,578,809	4,955,459	5,906,669	7,233,099
Limited Owner Units—Class 3a	—	—	—	—	839,473	645,654

Total Owners’ Capital	55,714,966	60,007,609	22,828,299	25,707,854	13,092,851	16,616,919

Non-Controlling Interests	—	12,417,767	—	—	—	—

Total Capital	55,714,966	72,425,376	22,828,299	25,707,854	13,092,851	16,616,919

Total Liabilities and Capital	$56,164,247	$75,398,613	$23,001,628	$26,576,520	$13,195,609	$16,879,229

Units Outstanding
Class 1	102,269	169,725	73,747	101,632	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	42,778	57,130
Class 2	267,240	282,534	62,347	69,003	7,522	9,013
Class 2a	N/A	N/A	N/A	N/A	12,127	15,291
Class 3	77,316	48,583	56,230	41,897	44,702	52,285
Class 3a	N/A	N/A	N/A	N/A	7,965	5,886
Net Asset Value per Unit
Class 1	$115.52	$113.09	$112.87	$116.61	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	$94.76	$101.12
Class 2	$129.60	$124.67	$126.60	$128.53	$132.10	$138.30
Class 2a	N/A	N/A	N/A	N/A	$106.19	$111.35
Class 3	$119.87	$115.03	$117.57	$119.06	$132.14	$138.34
Class 3a	N/A	N/A	N/A	N/A	$106.86	$111.77

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Financial Condition

December 31, 2015 and 2014

	Equinox Frontier Balanced Fund		Equinox Frontier Select Fund
	12/31/2015	12/31/2014	12/31/2015	12/31/2014
ASSETS
Cash and cash equivalents	$4,895,183	$5,644,510	$220,371	$878,280
U.S. Treasury securities, at fair value	41,148,676	41,625,860	1,852,429	6,476,939
Receivable from futures commission merchants	7,517,903	22,689,948	13,281,151	—
Open trade equity, at fair value	11,530	3,297,549	462,339	—
Options purchased, at fair value	—	—	—	—
Swap contracts, at fair value	19,157,520	18,246,954	—	—
Investments in unconsolidated trading companies, at fair value	17,623,968	18,343,927	4,147,840	8,102,141
Interest receivable	714,434	639,769	32,153	99,547
Prepaid service fees	—	—	—	—
Other assets	12	250,013	3	—

Total Assets	$91,069,226	$110,738,530	$19,996,286	$15,556,907

LIABILITIES & CAPITAL
LIABILITIES
Open trade deficit, at fair value	$—	$—	$—	$—
Options written, at fair value	—	—	—	—
Pending owner additions	15,538	18,002	1,335	1,485
Owner redemptions payable	440,090	22,793	16,670	15,432
Incentive fees payable to Managing Owner	106,563	1,793,318	—	185,791
Management fees payable to Managing Owner	80,574	101,208	22,884	27,835
Interest payable to Managing Owner	77,642	84,976	3,549	13,263
Service fees payable to Managing Owner	145,576	167,151	29,092	32,520
Trading fees payable to Managing Owner	57,450	66,037	8,515	10,119
Payables to related parties	24,069	14,934	1,495	984
Other liabilities	—	—	156	—

Total Liabilities	947,502	2,268,419	83,696	287,429

CAPITAL
Managing Owner Units—Class 2	1,429,544	1,425,355	8,814	9,052
Managing Owner Units—Class 2a	191,645	189,344	—	—
Limited Owner Units—Class 1	62,563,337	72,098,275	11,710,517	13,663,563
Limited Owner Units—Class 1AP	714,747	748,275	47,365	47,785
Limited Owner Units—Class 2	21,278,864	22,125,342	1,329,359	1,549,078
Limited Owner Units—Class 2a	356,425	410,943	—	—
Limited Owner Units—Class 3a	2,435,421	2,528,303	—	—

Total Owners’ Capital	88,969,983	99,525,837	13,096,055	15,269,478

Non-Controlling Interests	1,151,741	8,944,274	6,816,535	—

Total Capital	90,121,724	108,470,111	19,912,590	15,269,478

Total Liabilities and Capital	$91,069,226	$110,738,530	$19,996,286	$15,556,907

Units Outstanding
Class 1	488,680	548,117	129,612	142,913
Class 1AP	5,351	5,618	503	494
Class 2	126,375	131,447	10,696	12,128
Class 2a	3,539	3,923	N/A	N/A
Class 3a	15,776	16,577	N/A	N/A
Net Asset Value per Unit
Class 1	$128.03	$131.54	$90.35	$95.61
Class 1AP	$133.59	$133.20	$94.28	$96.82
Class 2	$179.69	$179.16	$125.11	$128.48
Class 2a	$154.88	$153.02	N/A	N/A
Class 3a	$154.37	$152.52	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Financial Condition

December 31, 2015 and 2014

	Equinox Frontier Winton Fund		Equinox Frontier Heritage Fund
	12/31/2015	12/31/2014	12/31/2015	12/31/2014
ASSETS
Cash and cash equivalents	$2,928,616	$4,012,974	$655,319	$921,598
U.S. Treasury securities, at fair value	24,617,817	29,593,974	5,508,577	6,796,392
Receivable from futures commission merchants	12,744,570	—	—	—
Open trade equity, at fair value	599,579	—	—	—
Investments in unconsolidated trading companies, at fair value	297,554	7,479,658	1,405,586	1,543,386
Swap contracts, at fair value	—	—	7,960,268	7,540,465
Interest receivable	427,511	454,845	95,612	104,457
Other assets	2	—	2	—

Total Assets	$41,615,649	$41,541,451	$15,625,364	$16,906,298

LIABILITIES & CAPITAL
LIABILITIES
Pending owner additions	$13,524	$15,503	$3,251	$3,381
Owner redemptions payable	51,671	21,902	84,355	21,408
Incentive fees payable to Managing Owner	—	1,178,364	—	239,327
Management fees payable to Managing Owner	93,171	114,823	21,490	27,944
Interest payable to Managing Owner	49,624	63,722	11,066	14,543
Service fees payable to Managing Owner	44,422	52,753	18,807	20,964
Trading fees payable to Managing Owner	22,405	26,690	7,457	8,676
Payables to related parties	31,638	16,461	4,416	3,178
Other liabilities	—	—	—	—

Total Liabilities	306,455	1,490,218	150,842	339,421

CAPITAL
Managing Owner Units—Class 2	44,962	46,764	74,329	75,621
Limited Owner Units—Class 1	23,022,800	26,870,878	8,628,726	9,761,819
Limited Owner Units—Class 1AP	36,576	38,042	58,523	58,378
Limited Owner Units—Class 2	11,837,205	13,095,549	2,779,024	3,131,561

Total Owners’ Capital	34,941,543	40,051,233	11,540,602	13,027,379

Non-Controlling Interests	6,367,651	—	3,933,920	3,539,498

Total Capital	41,309,194	40,051,233	15,474,522	16,566,877

Total Liabilities and Capital	$41,615,649	$41,541,451	$15,625,364	$16,906,298

Units Outstanding
Class 1	140,239	152,717	69,436	74,927
Class 1AP	214	214	452	443
Class 2	54,629	58,093	16,441	18,164
Net Asset Value per Unit
Class 1	$164.17	$175.95	$124.27	$130.28
Class 1AP	$171.31	$178.18	$129.67	$131.93
Class 2	$217.51	$226.23	$173.54	$176.56

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Condensed Schedule of Investments

December 31, 2015

	Equinox Frontier Diversified Fund		Equinox Frontier Masters Fund		Equinox Frontier Long/Short Commodity Fund
Description	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
SWAPS (1)
Frontier XXXIV Balanced select swap (U.S.)	$—	0.00%	$—	0.00%	$—	0.00%
Frontier Brevan Howard swap (U.S.)	—	0.00%	—	0.00%	—	0.00%
Frontier XXXV Diversified select swap (U.S.)	8,685,849	15.59%	—	0.00%	—	0.00%
Frontier XXXVII L/S select swap (U.S.)	—	0.00%	—	0.00%	4,332,428	33.09%

Total Swap	$8,685,849	15.59%	$—	0.00%	$4,332,428	33.09%

U.S. TREASURY SECURITIES (2)

FACE VALUE	Fair Value		Fair Value		Fair Value
$67,000,000 US Treasury Note 6.000% due 02/15/2026 (Cost $99,934,764)	$21,022,579	37.73%	$9,102,988	39.88%	$3,649,979	27.88%
$20,000,000 US Treasury Note 6.875% due 08/15/2025 (Cost $28,012,500)	6,582,337	11.81%	2,850,218	12.49%	1,142,838	8.73%

	$27,604,916	49.54%	$11,953,206	52.37%	$4,792,817	36.61%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value		Face Value
US Treasury Note 6.000% due 02/15/2026 (2)	$15,743,566		$6,817,122		$2,733,427
US Treasury Note 6.875% due 08/15/2025 (2)	4,699,572		2,034,962		815,948
	—		—		—

	$20,443,138		$8,852,084		$3,549,375

Additional Disclosure on U.S. Treasury Securities	Cost		Cost		Cost
US Treasury Note 6.000% due 02/15/2026 (2)	$20,999,686		$9,093,075		$3,646,004
US Treasury Note 6.875% due 08/15/2025 (2)	6,582,337		2,850,218		1,142,838

	$27,582,023		$11,943,293		$4,788,842

(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Condensed Schedule of Investments

December 31, 2015

	Equinox Frontier Balanced Fund		Equinox Frontier Select Fund
Description	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS
Various base metals futures contracts (Europe)	$46,701	0.05%	$(50,387)	-0.25%
Various base metals futures contracts (U.S.)	650	0.00%	—	0.00%
Various currency futures contracts (Singapore)	—	0.00%	6,824	0.03%
Various currency futures contracts (U.S.)	(30,157)	-0.03%	(11,664)	-0.06%
Various energy futures contracts (Europe)	—	0.00%	13,493	0.07%
Various energy futures contracts (Far East)	605	0.00%	—	0.00%
Various energy futures contracts (U.S.)	(237,837)	-0.27%	—	0.00%
Various interest rates futures contracts (Canada)	58,668	0.07%	8,285	0.04%
Various interest rates futures contracts (Europe)	(132,159)	-0.15%	(380,769)	-1.91%*
Various interest rates futures contracts (Far East)	93,495	0.11%	22,925	0.12%
Various interest rates futures contracts (Oceanic)	14,834	0.02%	(1,711)	-0.01%
Various interest rates futures contracts (U.S.)	(163,570)	-0.18%	(35,830)	-0.18%
Various precious metal futures contracts (U.S.)	(6,180)	-0.01%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	68	0.00%
Various soft futures contracts (Europe)	394	0.00%	238	0.00%
Various soft futures contracts (Oceanic)	—	0.00%	5,505	0.03%
Various soft futures contracts (U.S.)	(87,878)	-0.10%	17,813	0.09%
Various stock index futures contracts (Canada)	(2,002)	0.00%	—	0.00%
Various stock index futures contracts (Europe)	38,507	0.04%	14,580	0.07%
Various stock index futures contracts (Far East)	(14,865)	-0.02%	(33,510)	-0.17%
Various stock index futures contracts (Oceanic)	13,845	0.02%	(1,931)	-0.01%
Various stock index futures contracts (U.S.)	25,421	0.03%	(4,360)	-0.02%

Total Long Futures Contracts	$(381,528)	-0.42%	$(430,431)	-2.16%

SHORT FUTURES CONTRACTS
Various base metals futures contracts (Europe)	$(5,389)	-0.01%	$109,629	0.55%
Various base metals futures contracts (U.S.)	(11,475)	-0.01%	(4,250)	-0.02%
Various currency futures contracts (U.S.)	188,615	0.21%	32,835	0.16%
Various energy futures contracts (Europe)	—	0.00%	29,608	0.15%
Various energy futures contracts (Far East)	1,020	0.00%	410	0.00%
Various energy futures contracts (U.S.)	97,810	0.11%	586,716	2.95%*
Various interest rates futures contracts (Canada)	—	0.00%	(63)	0.00%
Various interest rates futures contracts (Europe)	2,481	0.00%	3,113	0.02%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%
Various interest rates futures contracts (Oceanic)	(3,367)	0.00%	(12,330)	-0.06%
Various interest rates futures contracts (U.S.)	28,086	0.03%	50,113	0.25%
Various precious metal futures contracts (Far East)	466	0.00%	4,026	0.02%
Various precious metal futures contracts (U.S.)	3,105	0.00%	93,125	0.47%
Various precious metal futures contracts (Far East)	—	0.00%	(2,639)	-0.01%
Various soft futures contract (Europe)	(1,700)	0.00%	2,000	0.01%
Various soft futures contracts (Canada)	(1,305)	0.00%	—	0.00%
Various soft futures contracts (Europe)	1,832	0.00%	6,824	0.03%
Various soft futures contracts (Far East)	2,791	0.00%	—	0.00%
Various soft futures contracts (Singapore)	—	0.00%	930	0.00%
Various soft futures contracts (U.S.)	48,192	0.05%	34,651	0.17%
Various stock index futures contracts (Africa)	(751)	0.00%	(1,849)	-0.01%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	(5,629)	-0.01%	8,952	0.04%
Various stock index futures contracts (Far East)	3,179	0.00%	5,289	0.03%
Various stock index futures contracts (Mexico)	717	0.00%	74	0.00%
Various stock index futures contracts (Oceanic)	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	17,499	0.02%	(17,786)	-0.09%
Various stock index futures contracts (Warsaw)	—	0.00%	(3,926)	-0.02%

Total Short Futures Contracts	$366,177	0.41%	$925,452	4.65%

	Equinox Frontier Balanced Fund		Equinox Frontier Select Fund
Description	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
CURRENCY FORWARDS
Various currency forwards contracts (NA)	$26,881	0.03%	$(32,682)	-0.16%

Total Currency Forwards	$26,881	0.03%	$(32,682)	-0.16%

Total Open Trade Equity (Deficit)	$11,530	0.00%	$462,339	2.32%

OPTIONS PURCHASED
Various energy futures contracts (U.S.)	$—	0.00%	$—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%

Total Options Purchased	$—	0.00%	$—	0.00%

OPTIONS WRITTEN
Various energy futures contracts (U.S.)	$—	0.00%	$—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%

Total Options Written	$—	0.00%	$—	0.00%

SWAPS (1)
Frontier XXXIV Balanced select swap (U.S.)	$19,157,520	21.26%	$—	0.00%

Total Swaps	$19,157,520	21.26%	$—	0.00%

U.S. TREASURY SECURITIES (2)

FACE VALUE	Fair Value		Fair Value
$67,000,000 US Treasury Note 6.000% due 02/15/2026 (Cost $99,934,764)	$31,336,857	34.77%	$1,410,721	7.08%
$20,000,000 US Treasury Note 6.875% due 08/15/2025 (Cost $28,012,500)	9,811,819	10.89%	441,708	2.22%

	$41,148,676	45.66%	$1,852,429	9.30%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value
US Treasury Note 6.000% due 02/15/2026 (2)	$23,467,807		$1,056,473
US Treasury Note 6.875% due 08/15/2025 (2)	7,005,315		315,365

	$30,473,122		$1,371,838

Additional Disclosure on U.S. Treasury Securities	Cost		Cost
US Treasury Note 6.000% due 02/15/2026 (2)	$31,302,731		$1,409,185
US Treasury Note 6.875% due 08/15/2025 (2)	9,811,820		441,708

	$41,114,551		$1,850,893

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Condensed Schedule of Investments

December 31, 2015

	Equinox Frontier Winton Fund		Equinox Frontier Heritage Fund
Description	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS
Various base metals futures contracts (Europe)	$(1,294)	0.00%	$—	0.00%
Various base metals futures contracts (U.S.)	—	0.00%	—	0.00%
Various currency futures contracts (Singapore)	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	(26,609)	-0.06%	—	0.00%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%
Various energy futures contracts (Far East)	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	10,868	0.03%	—	0.00%
Various interest rates futures contracts (Europe)	(126,797)	-0.31%	—	0.00%
Various interest rates futures contracts (Far East)	68,874	0.17%	—	0.00%
Various interest rates futures contracts (Oceanic)	(3,134)	-0.01%	—	0.00%
Various interest rates futures contracts (U.S.)	(317,169)	-0.77%	—	0.00%
Various precious metal futures contracts (U.S.)	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%
Various soft futures contracts (Oceanic)	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	4,274	0.01%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	36,783	0.09%	—	0.00%
Various stock index futures contracts (Far East)	(83,141)	-0.20%	—	0.00%
Various stock index futures contracts (Oceanic)	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	148,532	0.36%	—	0.00%

Total Long Futures Contracts	$(288,813)	-0.70%	$—	0.00%

SHORT FUTURES CONTRACTS
Various base metals futures contracts (Europe)	$134,930	0.33%	$—	0.00%
Various base metals futures contracts (U.S.)	(11,450)	-0.03%	—	0.00%
Various currency futures contracts (U.S.)	466,490	1.13%*	—	0.00%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%
Various energy futures contracts (Far East)	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	142,483	0.34%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%
Various interest rates futures contracts (Oceanic)	(3,043)	-0.01%	—	0.00%
Various interest rates futures contracts (U.S.)	(266)	0.00%	—	0.00%
Various precious metal futures contracts (Far East)	—	0.00%	—	0.00%
Various precious metal futures contracts (U.S.)	244,230	0.59%	—	0.00%
Various precious metal futures contracts (Far East)	—	0.00%	—	0.00%
Various soft futures contract (Europe)	(1,140)	0.00%	—	0.00%
Various soft futures contracts (Canada)	(16)	0.00%	—	0.00%
Various soft futures contracts (Europe)	3,608	0.01%	—	0.00%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%
Various soft futures contracts (Singapore)	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	137,220	0.33%	—	0.00%
Various stock index futures contracts (Africa)	(7,124)	-0.02%	—	0.00%
Various stock index futures contracts (Canada)	(2,344)	-0.01%	—	0.00%
Various stock index futures contracts (Europe)	(1,191)	0.00%	—	0.00%
Various stock index futures contracts (Far East)	22,625	0.05%	—	0.00%
Various stock index futures contracts (Mexico)	—	0.00%	—	0.00%
Various stock index futures contracts (Oceanic)	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	(68,081)	-0.16%	—	0.00%
Various stock index futures contracts (Warsaw)	—	0.00%	—	0.00%

Total Short Futures Contracts	$1,056,931	2.56%	$—	0.00%

	Equinox Frontier Winton Fund		Equinox Frontier Heritage Fund
Description	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
CURRENCY FORWARDS
Various currency forwards contracts (NA)	$(168,539)	-0.41%	$—	0.00%

Total Currency Forwards	$(168,539)	-0.41%	$—	0.00%

Total Open Trade Equity (Deficit)	$599,579	1.45%	$—	0.00%

OPTIONS PURCHASED
Various energy futures contracts (U.S.)	$—	0.00%	$—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%

Total Options Purchased	$—	0.00%	$—	0.00%

OPTIONS WRITTEN
Various energy futures contracts (U.S.)	$—	0.00%	$—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%

Total Options Written	$—	0.00%	$—	0.00%

SWAPS (1)
Frontier Brevan Howard swap (U.S.)	$—	0.00%	$7,960,268	51.44%

Total Swaps	$—	0.00%	$7,960,268	51.44%

U.S. TREASURY SECURITIES (2)

FACE VALUE	Fair Value		Fair Value
$67,000,000 US Treasury Note 6.000% due 02/15/2026 (Cost $99,934,764)	$18,747,748	45.38%	$4,195,068	27.11%
$20,000,000 US Treasury Note 6.875% due 08/15/2025 (Cost $28,012,500)	5,870,069	14.21%	1,313,509	8.49%

	$24,617,817	59.59%	$5,508,577	35.60%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value
US Treasury Note 6.000% due 02/15/2026 (2)	$14,039,970		$3,141,637
US Treasury Note 6.875% due 08/15/2025 (2)	4,191,036		937,802

	$18,231,006		$4,079,439

Additional Disclosure on U.S. Treasury Securities	Cost		Cost
US Treasury Note 6.000% due 02/15/2026 (2)	$18,727,332		$4,190,501
US Treasury Note 6.875% due 08/15/2025 (2)	5,870,069		1,313,509

	$24,597,401		$5,504,010

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

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

The Series of Equinox Frontier Funds

Condensed Schedule of Investments

December 31, 2014

	Equinox Frontier Balanced Fund		Equinox Frontier Select Fund
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$(3,493,625)	-3.22%	$—	0.00%
Various base metals futures contracts (U.S.)	(13,775)	-0.01%	—	0.00%
Various currency futures contracts (U.S.)	(254,409)	-0.23%	—	0.00%
Various energy futures contracts (Europe)	(12,920)	-0.01%	—	0.00%
Various energy futures contracts (Far East)	(2,738)	0.00%	—	0.00%
Various energy futures contracts (U.S.)	(1,406,837)	-1.30%	—	0.00%
Various interest rates futures contracts (Canada)	84,291	0.08%	—	0.00%
Various interest rates futures contracts (Europe)	1,312,057	1.21%	—	0.00%
Various interest rates futures contracts (Far East)	217,701	0.20%	—	0.00%
Various interest rates futures contracts (Oceanic)	164,422	0.15%	—	0.00%
Various interest rates futures contracts (U.S.)	298,985	0.28%	—	0.00%
Various precious metal futures contracts (Far East)	6,195	0.01%	—	0.00%
Various precious metal futures contracts (U.S.)	(57,380)	-0.05%	—	0.00%
Various soft futures contracts (Canada)	(1,360)	0.00%	—	0.00%
Various soft futures contracts (Europe)	8,013	0.01%	—	0.00%
Various soft futures contracts (Oceanic)	(864)	0.00%	—	0.00%
Various soft futures contracts (U.S.)	(208,634)	-0.19%	—	0.00%
Various stock index futures contracts (Canada)	17,918	0.02%	—	0.00%
Various stock index futures contracts (Europe)	231,293	0.21%	—	0.00%
Various stock index futures contracts (Far East)	(6,494)	-0.01%	—	0.00%
Various stock index futures contracts (Oceanic)	(1,389)	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	337,695	0.31%	—	0.00%

Total Long Futures Contracts	$(2,781,855)	-2.54%	$—	0.00%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$3,165,035	2.92%	$—	0.00%
Various base metals futures contracts (U.S.)	19,963	0.02%	—	0.00%
Various currency futures contracts (Far East)	(3,383)	0.00%	—	0.00%
Various currency futures contracts (U.S.)	462,616	0.43%	—	0.00%
Various energy futures contracts (Europe)	49,517	0.05%	—	0.00%
Various energy futures contracts (Far East)	5,389	0.00%	—	0.00%
Various energy futures contracts (U.S.)	2,602,685	2.40%	—	0.00%
Various interest rates futures contracts (Canada)	11	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	(261,457)	-0.24%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%
Various interest rates futures contracts (Oceanic)	(1,673)	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	(20,699)	-0.02%	—	0.00%
Various precious metal futures contracts (Far East)	(1,052)	0.00%	—	0.00%
Various precious metal futures contracts (U.S.)	112,155	0.10%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	19,813	0.02%	—	0.00%
Various soft futures contracts (Far East)	(4,709)	0.00%	—	0.00%
Various soft futures contracts (U.S.)	438,427	0.40%	—	0.00%
Various stock index futures contracts (Africa)	(4,181)	0.00%	—	0.00%
Various stock index futures contracts (Europe)	(13,338)	-0.01%	—	0.00%
Various stock index futures contracts (Far East)	129	0.00%	—	0.00%
Various stock index futures contracts (Mexico)	(4,380)	0.00%	—	0.00%
Various stock index futures contracts (Oceanic)	(9,866)	-0.01%	—	0.00%
Various stock index futures contracts (U.S.)	(51,856)	-0.05%	—	0.00%

Total Short Futures Contracts	$6,499,146	6.01%	$—	0.00%

	Equinox Frontier Balanced Fund		Equinox Frontier Select Fund
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
CURRENCY FORWARDS *
Various currency forwards contracts (NA)	$(419,742)	-0.39%	$—	0.00%

Total Currency Forwards	$(419,742)	-0.39%	$—	0.00%

Total Open Trade Equity (Deficit)	$3,297,549	3.08%	$—	0.00%

Total Options Written	$—	0.00%	$—	0.00%

SWAPS (3)
Frontier XXXIV Balanced Select Swap (U.S.)	$18,246,954	16.82%	$—	0.00%

Total Swaps	$18,246,954	16.82%	$—	0.00%

U.S. TREASURY SECURITIES (2)

FACE VALUE	Value		Value
$ 15,000,000 US Treasury Note 2.250% due 11/15/2024 (Cost $14,966,695)	$28,539,451	26.31%	$4,440,708	29.08%
$ 75,000,000 US Treasury Note 6.000% due 02/15/2026 (Cost $99,579,227)	8,594,691	7.92%	1,337,325	8.76%
$ 20,000,000 US Treasury Note 6.875% due 08/15/2025 (Cost $28,322,622)	4,491,718	4.14%	698,906	4.58%

	$41,625,860	38.37%	$6,476,939	42.42%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value
US Treasury Note 2.250% due 11/15/2024 (2)	$22,306,974		$3,470,942
US Treasury Note 6.000% due 02/15/2026 (2)	5,948,526		925,584
US Treasury Note 6.875% due 08/15/2025 (2)	4,461,395		694,188

	$32,716,895		$5,090,714

Additional Disclosure on U.S. Treasury Securities	Cost		Cost
US Treasury Note 2.250% due 11/15/2024 (2)	$29,617,482		$4,608,448
US Treasury Note 6.000% due 02/15/2026 (2)	8,423,893		1,310,749
US Treasury Note 6.875% due 08/15/2025 (2)	4,451,489		692,647

	$42,492,864		$6,611,844

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

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

The Series of Equinox Frontier Funds

Statements of Operations

For the years Ended December 31, 2015, 2014 and 2013

	Equinox Frontier Diversified Fund			Equinox Frontier Masters Fund			Equinox Frontier Long/ Short Commodity Fund
	12/31/2015	12/31/2014	12/31/2013	12/31/2015	12/31/2014	12/31/2013	12/31/2015	12/31/2014	12/31/2013
Investment income:
Interest—net	$603,350	$579,067	$1,544,382	$260,900	$298,175	$757,793	$141,120	$216,027	$945,988

Total Income	603,350	579,067	1,544,382	260,900	298,175	757,793	141,120	216,027	945,988

Expenses:
Incentive Fees	2,068,435	4,461,365	760,048	618,626	1,123,545	—	322,090	253,177	—
Management Fees	983,948	1,042,209	1,417,230	696,963	903,032	1,271,594	532,836	821,891	2,055,684
Service Fees—Class 1	412,335	499,021	1,000,514	226,790	309,234	639,244	109,284	132,136	307,350
Trading Fees	1,394,350	1,287,161	2,113,117	579,677	603,389	1,045,459	243,193	280,737	658,060

Total Expenses	4,859,068	7,289,756	5,290,909	2,122,056	2,939,200	2,956,297	1,207,403	1,487,941	3,021,094

Investment (loss)—net	(4,255,718)	(6,710,689)	(3,746,527)	(1,861,156)	(2,641,025)	(2,198,504)	(1,066,283)	(1,271,914)	(2,075,106)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	8,599,684	15,855,703	734,081	—	—	—	—	(2,580,860)	(3,943,031)
Net change in open trade equity/(deficit)	450,401	1,421,570	(566,777)	—	—	—	—	961,346	(332,329)
Net realized gain/(loss) on swap contracts	—	—	—	—	—	—	—	—	—
Net unrealized gain/(loss) on swap contracts	2,115,441	3,132,776	37,632	—	—	—	(300,633)	1,176,514	(423,454)
Net realized gain/(loss) on U.S. Treasury securities	270,582	(84,779)	221,284	111,668	(51,271)	107,483	46,795	(36,613)	138,776
Net unrealized gain/(loss) on U.S. Treasury securities	(516,327)	2,895,653	(1,417,353)	(198,693)	1,525,265	(785,652)	(204,014)	1,119,787	(731,749)
Trading commissions	(443,692)	(543,102)	(5,417)	—	—	—	—	(415,315)	(1,332,595)
Change in fair value of investments in unconsolidated trading companies	841,908	5,136,823	(4,524,387)	1,485,938	6,619,189	(1,374,353)	66,041	1,357,919	(676,035)

Net gain/(loss) on investments	11,317,997	27,814,644	(5,520,937)	1,398,913	8,093,183	(2,052,522)	(391,811)	1,582,778	(7,300,417)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	7,062,279	21,103,955	(9,267,464)	(462,243)	5,452,158	(4,251,026)	(1,458,094)	310,864	(9,375,523)

Less: Operations attributable to non-controlling interests	4,476,587	6,816,250	—	—	—	—	—	(766,822)	(3,331,127)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$2,585,692	$14,287,705	$(9,267,464)	$(462,243)	$5,452,158	$(4,251,026)	$(1,458,094)	$1,077,686	$(6,044,396)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$2.43	$25.99	$(7.30)	$(3.74)	$24.78	$(9.28)	N/A	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	N/A	N/A	$(6.36)	$8.39	$(15.85)
Class 2	$4.93	$30.32	$(6.13)	$(1.93)	$29.07	$(8.15)	$(6.20)	$13.04	$(20.39)
Class 2a	N/A	N/A	N/A	N/A	N/A	N/A	$(5.16)	$11.01	$(15.11)
Class 3	$4.84	$30.82	N/A	$(1.49)	$27.15	N/A	$(6.20)	$13.04	$(20.39)
Class 3a	N/A	N/A	N/A	N/A	N/A	N/A	$(4.91)	$11.30	$(9.13)

The accompanying notes are an integral part of these financial statements.

The Series of the Equinox Frontier Funds

Statements of Operations

For the years Ended December 31, 2015, 2014 and 2013

	Equinox Frontier Balanced Fund			Equinox Frontier Select Fund
	12/31/2015	12/31/2014	12/31/2013	12/31/2015	12/31/2014	12/31/2013
Investment income:
Interest—net	$29,151	$27,454	$280,359	$—	$—	$261,102

Total Income/(loss)	29,151	27,454	280,359	—	—	261,102

Expenses:
Incentive Fees	1,707,167	3,620,437	1,348,994	158,971	363,142	—
Management Fees	1,029,988	1,092,555	1,556,049	304,539	496,959	626,553
Service Fees—Class 1	2,113,776	2,027,439	3,292,195	395,169	394,486	575,265
Trading Fees	740,451	694,288	1,153,606	110,262	109,839	163,311

Total Expenses	5,591,382	7,434,719	7,350,844	968,941	1,364,426	1,365,129

Investment (loss)—net	(5,562,231)	(7,407,265)	(7,070,485)	(968,941)	(1,364,426)	(1,104,027)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(164,986)	14,306,201	5,897,135	1,385,609	—	—
Net change in open trade equity/(deficit)	(1,623,264)	(375,319)	2,917,532	(1,200,359)	—	—
Net realized gain/(loss) on swap contracts	—	—	(3,554,723)	—	—	—
Net unrealized gain/(loss) on swap contracts	910,566	8,120,996	2,486,559	—	—	—
Net realized gain/(loss) on U.S. Treasury securities	411,406	(152,688)	362,137	22,783	(25,780)	78,233
Net unrealized gain/(loss) on U.S. Treasury securities	(1,350,252)	4,748,522	(2,496,948)	35,623	679,186	(419,974)
Trading commissions	(461,386)	(1,140,403)	(1,768,376)	(131,806)	—	—
Change in fair value of investments in unconsolidated trading companies	6,607,271	6,355,205	(10,333,444)	161,067	3,146,402	1,862,939

Net gain/(loss) on investments	4,329,355	31,862,514	(6,490,128)	272,917	3,799,808	1,521,198

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(1,232,876)	24,455,249	(13,560,613)	(696,024)	2,435,382	417,171

Less: Operations attributable to non-controlling interests	259,719	5,090,748	2,591,885	34,600	—	—

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(1,492,595)	$19,364,501	$(16,152,498)	$(730,624)	$2,435,382	$417,171

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(3.51)	$25.25	$(10.03)	$(5.26)	$15.75	$1.20
Class 1a	N/A	N/A	N/A	N/A	N/A	N/A
Class 1AP	$0.39	$30.58	N/A	$(2.54)	$21.29	N/A
Class 2	$0.53	$38.67	$(8.71)	$(3.37)	$24.34	$4.59
Class 2a	$1.86	$34.22	$(5.56)	N/A	N/A	N/A
Class 3a	$1.85	$34.11	$(5.55)	N/A	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of the Equinox Frontier Funds

Statements of Operations

For the Years Ended December 31, 2015, 2014 and 2013

	Equinox Frontier Winton Fund			Equinox Frontier Heritage Fund
	12/31/2015	12/31/2014	12/31/2013	12/31/2015	12/31/2014	12/31/2013
Investment income/(loss):
Interest—net	$28	$55	$283,863	$1	$1	$109,122

Total Income/(Loss)	28	55	283,863	1	1	109,122

Expenses:
Incentive Fees	715,409	1,800,488	128,097	132,676	370,450	15,411
Management Fees	1,199,380	1,172,990	1,062,550	280,570	327,702	366,837
Service Fees—Class 1	764,354	724,365	857,710	287,946	270,399	423,800
Trading Fees	288,023	263,069	292,162	96,359	88,113	132,205

Total Expenses	2,967,166	3,960,912	2,340,519	797,551	1,056,664	938,253

Investment (loss)—net	(2,967,138)	(3,960,857)	(2,056,656)	(797,550)	(1,056,663)	(829,131)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	3,365,969	—	—	—	—	—
Net change in open trade equity/(deficit)	(2,127,402)	—	—	—	—	—
Net realized gain/(loss) on swap contracts	—	—	—	—	—	—
Net unrealized gain/(loss) on swap contracts	—	—	—	419,803	2,105,281	591,793
Net realized gain/(loss) on U.S. Treasury securities	230,502	(59,132)	115,236	52,675	(19,370)	50,795
Net unrealized gain/(loss) on U.S. Treasury securities	(600,814)	2,248,070	(915,676)	(137,580)	615,266	(333,572)
Trading commissions	(45,180)	—	—	—	—	—
Change in fair value of investments in unconsolidated trading companies	557,550	10,414,573	5,590,566	220,267	2,137,441	2,207,133

Net gain/(loss) on investments	1,380,625	12,603,511	4,790,126	555,165	4,838,618	2,516,149

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(1,586,513)	8,642,654	2,733,470	(242,385)	3,781,955	1,687,018

Less: Operations attributable to non-controlling interests	574,125	—	—	208,163	969,107	264,017

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(2,160,638)	$8,642,654	$2,733,470	$(450,548)	$2,812,848	$1,423,001

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(11.78)	$36.36	$8.86	$(6.01)	$28.23	$7.50
Class 1AP	$(6.87)	$39.25	N/A	$(2.26)	$33.13	N/A
Class 2	$(8.72)	$52.06	$15.87	$(3.02)	$42.35	$13.54

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2015, 2014 and 2013

	Equinox Frontier Diversified Fund								Equinox Frontier Masters Fund
	Class 1	Class 1	Class 2	Class 2	Class 3	Class 3			Class 1	Class 1	Class 2	Class 2	Class 3	Class 3
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total
Owners’ Capital, December 31, 2012	$25,959	$58,973,977	$1,436,973	$54,744,663	$—	$—	$—	$115,181,572	$27,804	$34,575,695	$605,508	$16,277,151	$—	$—	$—	$51,486,158

Sale of Units	—	1,513,497	500,000	5,158,402	—	—	—	7,171,899	—	2,886,992	—	599,084	214,371	24,204	—	3,724,651
Redemption of Units	—	(26,569,016)	—	(23,057,953)	—	—	—	(49,626,969)	(24,204)	(11,232,717)	—	(5,932,078)	—	—	—	(17,188,999)
Net increase/(decrease) in Owners’
Capital resulting from operations	(2,006)	(5,198,364)	(32,191)	(4,034,903)	—	—	—	(9,267,464)	(3,600)	(3,114,475)	(45,840)	(1,097,663)	9,482	1,070	—	(4,251,026)

Owners’ Capital, December 31, 2013	23,953	28,720,094	1,904,782	32,810,209	—	—	—	63,459,038	—	23,115,495	559,668	9,846,494	223,853	25,274	—	33,770,784
Sale of Units	—	954,684	—	695,759	23,159	5,610,324	—	7,283,926	—	574,921	—	35,000	—	5,049,885	—	5,659,806
Redemption of Units	(23,159)	(14,916,417)	—	(8,646,009)	—	(1,437,479)	—	(25,023,064)	—	(14,142,871)	—	(3,624,212)	—	(1,407,811)	—	(19,174,894)
Change in control of ownership—Trading Companies	—	—	—	—	—	—	5,601,517	5,601,517	—	—	—	—	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	—	—	—	6,816,250	6,816,250	—	—	—	—	—	—	—	—
Net increase/(decrease) in Owners’
Capital resulting from operations	(794)	4,436,675	612,097	7,847,454	8,473	1,383,804	—	14,287,709	—	2,303,366	163,539	1,888,254	(191,112)	1,288,111	—	5,452,158

Owners’ Capital, December 31, 2014	—	19,195,036	2,516,879	32,707,413	31,632	5,556,649	12,417,767	72,425,376	—	11,850,911	723,207	8,145,536	32,741	4,955,459	—	25,707,854
Sale of Units	—	1,849,550	—	4,193,326	—	6,490,334	—	12,533,210	—	2,092,649	—	174,300	—	3,820,000	—	6,086,949
Redemption of Units	—	(10,085,317)	—	(6,595,532)	—	(2,875,045)	—	(19,555,894)	—	(5,299,823)	—	(1,041,711)	—	(2,162,727)	—	(8,504,261)
Change in control of ownership—Trading Companies	—	—	—	—	—	—	(16,894,354)	(16,894,354)	—	—	—	—	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	—	—	—	4,476,587	4,476,587	—	—	—	—	—	—	—	—
Payment made by the Managing Owner	—	47,134	—	82,416	—	14,799	—	144,349	—	—	—	—	—	—	—	—
Net increase/(decrease) in Owners’
Capital resulting from operations	—	807,831	99,379	1,629,219	1,332	47,931	—	2,585,692	—	(319,937)	(10,816)	(97,158)	(409)	(33,923)	—	(462,243)

Owners’ Capital, December 31, 2015	$—	$11,814,234	$2,616,258	$32,016,842	$32,964	$9,234,668	$—	$55,714,966	$—	$8,323,800	$712,391	$7,180,967	$32,332	$6,578,809	$—	$22,828,299

	Equinox Frontier Diversified Fund								Equinox Frontier Masters Fund
	Class 1	Class 1	Class 2	Class 2	Class 3	Class 3			Class 1	Class 1	Class 2	Class 2	Class 3	Class 3
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total
Owners’ Capital—Units, December 31, 2012	275	624,740	14,301	544,826	—	—			275	341,974	5,627	151,262	—	—
Sale of Units	(275)	16,810	5,887	55,925	—	—			—	29,925	—	5,701	275	2,436
Redemption of Units	—	(311,820)	—	(253,012)	—	—			(275)	(120,181)	—	(57,966)	—	—

Owners’ Capital—Units, December 31, 2013	—	329,730	20,188	347,739	—	—			—	251,718	5,627	98,997	275	2,436

Sale of Units	—	10,369	—	6,902	275	62,999			—	5,990	—	364	—	53,790
Redemption of Units	—	(170,374)	—	(92,295)	—	(14,691)			—	(156,076)	—	(35,985)	—	(14,604)

Owners’ Capital—Units, December 31, 2014	—	169,725	20,188	262,346	275	48,308			—	101,632	5,627	63,376	275	41,622

Sale of Units	—	15,495	—	31,914	—	51,978			—	17,886	—	1,377	—	32,012
Redemption of Units	—	(82,951)	—	(47,208)	—	(23,245)			—	(45,771)	—	(8,033)	—	(17,679)

Owners’ Capital—Units, December 31, 2015	—	102,269	20,188	247,052	275	77,041			—	73,747	5,627	56,720	275	55,955

		(1)		(1)		(1)				(1)		(1)		(1)
Net asset value per unit at December 31, 2012		$94.40		$100.48		$—				$101.11		$107.61		$88.01
Change in net asset value per unit for the year ended December 31, 2013		(7.30)		(6.13)		—				(9.28)		(8.15)		3.90

Net asset value per unit at December 31, 2013		87.10		94.35		84.21				91.83		99.46		91.91
Change in net asset value per unit for the year ended December 31, 2014		25.99		30.32		30.82				24.78		29.07		27.15

Net asset value per unit at December 31, 2014		113.09		124.67		115.03				116.61		128.53		119.06
Change in net asset value per unit for the year ended December 31, 2015		2.43		4.93		4.84				(3.74)		(1.93)		(1.49)

Net asset value per unit at December 31, 2015		$115.52		$129.60		$119.87				$112.87		$126.60		$117.57

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2015, 2014 and 2013

	Equinox Frontier Balanced Fund
	Class 1	Class 1AP	Class 2		Class 2a		Class 3a
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Non-Controlling Interests	Total
Owners’ Capital, December 31, 2012	$143,906,872	$—	$3,225,784	$48,233,784	$153,884	$855,636	$3,776,790	$44,816,933	$244,969,683
Sale of Units	268,363	—	—	14,888	—	—	—	—	283,251
Redemption of Units	(51,009,054)	—	(1,547,933)	(19,738,454)	—	(458,658)	(1,302,545)	—	(74,056,644)
Change in control of ownership—Trading Companies	—	—	—	—	—	—	—	(58,711,893)	(58,711,893)
Contributions	—	—	—	—	—	—	—	78,053,072	78,053,072
Distributions	—	—	—	—	—	—	—	(55,150,629)	(55,150,629)
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	2,591,885	2,591,885
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	(12,364,647)	—	(303,318)	(3,273,634)	(6,881)	(52,402)	(151,616)	—	(16,152,498)

Owners’ Capital, December 31, 2013	80,801,534	—	1,374,533	25,236,584	147,003	344,576	2,322,629	11,599,368	121,826,227
Sale of Units	154,471	1,011,652	—	14,424	—	—	—	—	1,180,547
Redemption of Units	(22,310,597)	(453,561)	(250,000)	(7,840,417)	—	(30,794)	(360,701)	—	(31,246,070)
Change in control of ownership—Trading Companies	—	—	—	—	—	—	—	(7,745,842)	(7,745,842)
Contributions	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	5,090,748	5,090,748
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	13,452,867	190,184	300,822	4,714,751	42,341	97,161	566,375	—	19,364,501

Owners’ Capital, December 31, 2014	72,098,275	748,275	1,425,355	22,125,342	189,344	410,943	2,528,303	8,944,274	108,470,111
Sale of Units	215,189	1,457	—	19,235	—	—	—	—	235,881
Redemption of Units	(8,249,954)	(39,001)	—	(982,356)	—	(60,850)	(127,078)	—	(9,459,239)
Change in control of ownership—Trading Companies	—	—	—	—	—	—	—	(8,052,252)	(8,052,252)
Contributions	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	—
Payments made by the Managing Owner	115,486	1,222	—	38,375	—	885	4,131	—	160,099
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	259,719	259,719
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	(1,615,659)	2,794	4,189	78,268	2,301	5,447	30,065	—	(1,492,595)

Owners’ Capital, December 31, 2015	$62,563,337	$714,747	$1,429,544	$21,278,864	$191,645	$356,425	$2,435,421	$1,151,741	$90,121,724

Owners’ Capital—Units, December 31, 2012	1,237,173	—	21,620	323,274	1,237	6,880	30,469

Sale of Units	2,461	—	—	106	—	—	—
Redemption of Units	(479,428)	—	(11,836)	(143,753)	—	(3,979)	(10,854)

Owners’ Capital—Units, December 31, 2013	760,206	—	9,784	179,627	1,237	2,901	19,615

Sale of Units	1,437	9,858	—	102	—	—	—
Redemption of Units	(213,526)	(4,240)	(1,828)	(56,238)	—	(215)	(3,038)

Owners’ Capital—Units, December 31, 2014	548,117	5,618	7,956	123,491	1,237	2,686	16,577

Sale of Units	1,584	10	—	101	—	—	—
Redemption of Units	(61,021)	(277)	—	(5,173)	—	(384)	(801)

Owners’ Capital—Units, December 31, 2015	488,680	5,351	7,956	118,419	1,237	2,302	15,776

				(1)		(1)
Net asset value per unit at December 31, 2012	$116.32			$149.20		$124.36	$123.96
Change in net asset value per unit for the year ended December 31, 2013	(10.03)			(8.71)		(5.56)	(5.55)

Net asset value per unit at December 31, 2013	106.29			140.49		118.80	118.41
Change in net asset value per unit for the year ended December 31, 2014	25.25			38.67		34.22	34.11

Net asset value per unit at December 31, 2014	$131.54	$133.20		$179.16		$153.02	$152.52
Change in net asset value per unit for the year ended December 31, 2015	(3.51)	0.39		0.53		1.86	1.85

Net asset value per unit at December 31, 2015	$128.03	$133.59		$179.69		$154.88	$154.37

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2015, 2014 and 2013

	Equinox Frontier Long/Short Commodity Fund
	Class 2		Class 3	Class 1a	Class 1a	Class 2a		Class 3a
	Managing Owner	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total
Owners’ Capital, December 31, 2012	$449,011	$6,449,774	$19,761,047	$12,732	$18,970,806	$256,560	$10,625,551	$—	$—	$4,826,683	$61,352,164
Sale of Units	—	—	—	—	732,853	—	251,400	11,990	298,712	—	1,294,955
Redemption of Units	—	(2,799,533)	(8,155,026)	(11,990)	(8,669,037)	—	(6,987,180)	—	(48,178)	—	(26,670,944)
Change in control of ownership—Trading Companies	—	—	—	—	—	—	—	—	—	168,081	168,081
Contributions	—	—	—	—	—	—	—	—	—	6,938,123	6,938,123
Distributions	—	—	—	—	—	—	—	—	—	(5,372,718)	(5,372,718)
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	—	(3,331,127)	(3,331,127)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(62,840)	(664,614)	(1,986,425)	(742)	(2,281,796)	(33,589)	(1,009,337)	(999)	(4,054)	—	(6,044,396)

Owners’ Capital, December 31, 2013	386,171	2,985,627	9,619,596	—	8,752,826	222,971	2,880,434	10,991	246,480	3,229,042	28,334,138
Sale of Units	—	—	—	—	107,716	—	—	—	514,745	—	622,461
Redemption of Units	—	(2,130,879)	(2,978,679)	—	(3,407,382)	—	(1,485,154)	—	(186,230)	—	(10,188,324)
Change in control of ownership—Trading Companies	—	—	—	—	—	—	—	—	—	(2,462,220)	(3,229,042)
Contributions	—	—	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	—	(766,822)	—
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	40,206	(34,644)	592,182	—	323,746	24,463	59,837	1,237	70,659	—	1,077,686

Owners’ Capital, December 31, 2014	426,377	820,104	7,233,099	—	5,776,906	247,434	1,455,117	12,228	645,654	—	16,616,919
Sale of Units	—	—	—	—	67,800	—	29,300	—	415,099	—	512,199
Redemption of Units	—	(226,318)	(1,101,195)	—	(1,587,283)	—	(402,748)	—	(167,791)	—	(3,485,335)
Change in control of ownership—Trading Companies	—	—	—	—	—	—	—	—	—	—	—
Contributions	—	—	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	—	—	—
Payment made by the Managing Owner	—	69,364	397,940	—	312,393	—	90,860	—	36,605	—	907,162
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(19,122)	(76,805)	(623,175)	—	(516,062)	(11,463)	(120,835)	(538)	(90,094)	—	(1,458,094)

Owners’ Capital, December 31, 2015	$407,255	$586,345	5,906,669	$—	$4,053,754	$235,971	$1,051,694	$11,690	$839,473	$—	$13,092,851

Owners’ Capital—Units, December 31, 2012	3,083	44,284	135,642	117	174,713	2,222	92,035	—	—
Sale of Units	—	—	—	—	6,946	—	2,208	109	2,936
Redemption of Units	—	(20,449)	(58,868)	(117)	(87,268)	—	(65,535)	—	(482)

Owners’ Capital—Units, December 31, 2013	3,083	23,835	76,774	—	94,391	2,222	28,708	109	2,454

Sale of Units	—	—	—	—	1,292	—	—	—	5,229
Redemption of Units	—	(17,905)	(24,489)	—	(38,553)	—	(15,639)	—	(1,906)

Owners’ Capital—Units, December 31, 2014	3,083	5,930	52,285	—	57,130	2,222	13,069	109	5,777

Sale of Units	—	—	—	—	648	—	276	—	3,511
Redemption of Units	—	(1,491)	(7,583)	—	(15,000)	—	(3,440)	—	(1,432)

Owners’ Capital—Units, December 31, 2015	3,083	4,439	44,702	—	42,778	2,222	9,905	109	7,856

		(1)			(1)		(1)		(1)

	Equinox Frontier Long/Short Commodity Fund
	Class 2		Class 3	Class 1a	Class 1a	Class 2a		Class 3a
	Managing Owner	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total
Net asset value per unit at December 31, 2012		145.65	145.69		108.58		115.45		109.60

Change in net asset value per unit for the year ended December 31, 2013		(20.39)	(20.39)		(15.85)		(15.11)		(9.13)

Net asset value per unit at December 31, 2013		125.26	125.30		92.73		100.34		100.47

Change in net asset value per unit for the year ended December 31, 2014		13.04	13.04		8.39		11.01		11.30

Net asset value per unit at December 31, 2014		138.30	138.34		101.12		111.35		111.77

Change in net asset value per unit for the year ended December 31, 2015		(6.20)	(6.20)		(6.36)		(5.16)		(4.91)

Net asset value per unit at December 31, 2015		$132.10	$132.14		$94.76		$106.19		$106.86

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2015, 2014 and 2013

	Equinox Frontier Select Fund						Equinox Frontier Winton Fund						Equinox Frontier Heritage Fund
	Class 1	Class 1AP	Class 2				Class 1	Class 1AP	Class 2				Class 1	Class 1AP	Class 2
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total
Owners’ Capital, December 31, 2012	$22,266,758	$—	$7,013	$3,070,870	$—	$25,344,641	$30,645,208	$—	$32,721	$10,281,605	$—	$40,959,534	$16,680,498	$—	$51,683	$4,021,358	$—	$20,753,539
Sale of Units	14,901	—	—	—	—	14,901	171,785	—	—	—	—	171,785	40,552	—	—	—	—	40,552
Redemption of Units	(6,736,727)	—	—	(1,428,138)	—	(8,164,865)	(6,407,920)	—	—	(832,032)	—	(7,239,952)	(6,463,086)	—	—	(1,575,538)	—	(8,038,624)
Change in control of ownership—Trading Companies	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,151,620	2,151,620
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	264,017	264,017
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	308,015	—	323	108,833	—	417,171	1,755,074	—	3,281	975,115	—	2,733,470	1,070,442	—	5,801	346,758	—	1,423,001

Owners’ Capital, December 31, 2013	15,852,947	—	7,336	1,751,565	—	17,611,848	26,164,147	—	36,002	10,424,688	—	36,624,837	11,328,406	—	57,484	2,792,578	2,415,637	16,594,105
Sale of Units	10,580	194,475	—	—	—	205,055	169,066	288,379	—	—	—	457,445	26,517	244,674	—	—	—	271,191
Redemption of Units	(4,337,542)	(156,681)	—	(488,584)	—	(4,982,807)	(5,054,720)	(266,356)	—	(352,627)	—	(5,673,703)	(3,615,044)	(202,374)	—	(417,710)	—	(4,235,128)
Change in control of ownership—Trading Companies	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	154,754	154,754
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	969,107	969,107
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	2,137,578	9,991	1,716	286,097	—	2,435,382	5,592,385	16,019	10,762	3,023,488	—	8,642,654	2,021,940	16,078	18,137	756,693	—	2,812,848

	Equinox Frontier Select Fund						Equinox Frontier Winton Fund						Equinox Frontier Heritage Fund
	Class 1	Class 1AP	Class 2				Class 1	Class 1AP	Class 2				Class 1	Class 1AP	Class 2
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total
Owners’ Capital, December 31, 2014	13,663,563	47,785	9,052	1,549,078	—	15,269,478	26,870,878	38,042	46,764	13,095,549	—	40,051,233	9,761,819	58,378	75,621	3,131,561	3,539,498	16,566,877
Sale of Units	18,418	930	—	—	—	19,348	175,616	—	—	—	—	175,616	41,712	1,288	—	—	—	43,000
Redemption of Units	(1,275,096)	—	—	(187,051)	—	(1,462,147)	(2,337,287)	—	—	(787,381)	—	(3,124,668)	(766,234)	—	—	(312,995)	—	(1,079,229)
Change in control of ownership—Trading Companies	—	—	—	—	6,781,935	6,781,935	—	—	—	—	5,793,526	5,793,526	—	—	—	—	186,259	186,259
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	—	34,600	34,600	—	—	—	—	574,125	574,125	—	—	—	—	208,163	208,163
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	(696,368)	(1,350)	(238)	(32,668)	—	(730,624)	(1,686,407)	(1,466)	(1,802)	(470,963)	—	(2,160,638)	(408,571)	(1,143)	(1,292)	(39,542)	—	(450,548)

Owners’ Capital, December 31, 2015	$11,710,517	$47,365	$8,814	$1,329,359	$6,816,535	$19,912,590	$23,022,800	$36,576	$44,962	$11,837,205	$6,367,651	$41,309,194	$8,628,726	$58,523	$74,329	$2,779,024	$3,933,920	$15,474,522

Owners’ Capital—Units, December 31, 2012	283,073	—	70	30,848			234,414	—	207	64,952			176,419	—	428	33,325
Sale of Units	187	—	—	—			1,279	—	—	—			411	—	—	—
Redemption of Units	(84,742)	—	—	(14,028)			(48,255)	—	—	(5,098)			(65,825)	—	—	(12,518)

Owners’ Capital—Units, December 31, 2013	198,518	—	70	16,820			187,438	—	207	59,854			111,005	—	428	20,807
Sale of Units	133	2,575	—	—			1,155	2,076	—	—			253	2,477	—	—
Redemption of Units	(55,738)	(2,081)	—	(4,762)			(35,876)	(1,862)	—	(1,968)			(36,331)	(2,034)	—	(3,071)

Owners’ Capital—Units, December 31, 2014	142,913	494	70	12,058			152,717	214	207	57,886			74,927	443	428	17,736
Sale of Units	193	9	—	—			1,010	—	—	—			315	9	—	—
Redemption of Units	(13,494)	—	—	(1,432)			(13,488)	—	—	(3,464)			(5,806)	—	—	(1,723)

Owners’ Capital—Units, December 31, 2015	129,612	503	70	10,626			140,239	214	207	54,422			69,436	452	428	16,013

				(1)						(1)						(1)
Net asset value per unit at December 31, 2012	$78.66			$99.55			$130.73			$158.30			$94.55			$120.67
Change in net asset value per unit for the year ended December 31, 2013	1.20			4.59			8.86			15.87			7.50			13.54

Net asset value per unit at December 31, 2013	79.86	$75.53		104.14			139.59	$138.93		174.17			102.05	$98.80		134.21
Change in net asset value per unit for the year ended December 31, 2014	15.75	21.29		24.34			36.36	39.25		52.06			28.23	33.13		42.35

Net asset value per unit at December 31, 2014	95.61	96.82		128.48			175.95	178.18		226.23			130.28	131.93		176.56
Change in net asset value per unit for the year ended December 31, 2015	(5.26)	(2.54)		(3.37)			(11.78)	(6.87)		(8.72)			(6.01)	(2.26)		(3.02)

Net asset value per unit at December 31, 2015	$90.35	$94.28		$125.11			$164.17	$171.31		$217.51			$124.27	$129.67		$173.54

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Cash Flows

For the Years Ended December 31, 2015, 2014 and 2013

	Equinox Frontier Diversified Fund			Equinox Frontier Masters Fund			Equinox Frontier Long/Short Commodity Fund
	12/31/2015	12/31/2014	12/31/2013	12/31/2015	12/31/2014	12/31/2013	12/31/2015	12/31/2014	12/31/2013
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$7,062,279	$21,103,995	$(9,267,464)	$(462,243)	$5,452,158	$(4,251,026)	$(1,458,094)	$310,864	$(9,375,523)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity/(deficit), at fair value	3,215,206	(3,215,206)	—	—	—	—	—	(191,069)	(3,529,786)
Net change in options purchased, at fair value	288,413	(288,413)	—	—	—	—	—	98,740	2,802,590
Net change in options written, at fair value	(253,018)	253,018	—	—	—	—	—	(172,650)	(756,040)
Net change in ownership allocation of U.S. Treasury securities	(886,791)	(2,537,145)	1,994,333	2,661,543	1,670,108	(2,345,194)	2,673,304	4,101,132	5,740,545
Net change in ownership allocation of custom time deposits	—	—	2,640,745	—	—	7,088,729	—	—	1,073,843
Net unrealized (gain)/loss on swap contracts	(2,115,441)	(3,132,777)	(37,632)	—	—	—	300,633	(1,176,515)	423,454
Net unrealized (gain)/loss on U.S. Treasury securities	516,327	(2,895,653)	1,417,353	198,693	(1,525,265)	785,652	204,014	(1,119,787)	731,749
Net realized (gain)/loss on U.S. Treasury securities	(270,582)	84,779	(221,284)	(111,668)	51,271	(107,483)	(46,795)	36,613	(138,776)
(Purchases) sales of:
Purchases of swap contracts	—	—	(3,400,000)	—	—	—	(1,000,000)	—	(2,880,000)
Sales of U.S. Treasury securities	8,875,032	15,921,359	3,683,233	3,807,003	8,685,478	1,789,033	1,963,944	6,563,688	2,309,889
Purchases of U.S. Treasury securities	(4,787,243)	(3,569,582)	(41,076,052)	(2,291,604)	(1,657,268)	(21,350,596)	(1,395,765)	(900,875)	(23,127,167)
Sales of custom time deposits	—	—	64,234,395	—	—	31,200,148	—	—	40,253,896
Increase and/or decrease in:
Receivable from futures commission merchants	22,731,129	(22,731,129)	—	—	—	—	—	7,836,808	6,934,165
Change in control of ownership—trading companies	(16,894,354)	5,601,517	—	—	—	—	—	(2,462,220)	168,081
Contributions to trading companies	—	—	—	—	—	—	—	—	6,938,123
Distributions from trading companies	—	—	—	—	—	—	—	—	(5,372,718)
Investments in unconsolidated trading companies, at fair value	(9,499,828)	14,242,893	21,989,154	(1,507,952)	1,264,732	605,087	400,191	(3,159,085)	3,019,469
Prepaid service fees—Class 1	(6,626)	(4,588)	35,289	(1,352)	5,162	46,111	(231)	3,202	38,297

	Equinox Frontier Diversified Fund			Equinox Frontier Masters Fund			Equinox Frontier Long/Short Commodity Fund
	12/31/2015	12/31/2014	12/31/2013	12/31/2015	12/31/2014	12/31/2013	12/31/2015	12/31/2014	12/31/2013
Interest receivable	(1,892)	44,025	(467,269)	41,777	71,847	(290,080)	42,710	105,214	(197,635)
Receivable from other series	—	1,035	—	—	—	—	—	—	—
Receivable from related parties	—	—	113,446	1,380	(990)	36,675	1,006	346	(2,406)
Other assets	249,997	(249,997)	—	—	—	—	—	—	—
Incentive fees payable to Managing Owner	(2,182,911)	1,812,275	385,647	(679,792)	722,043	—	(130,252)	158,660	—
Management fees payable to Managing Owner	(4,546)	(15,018)	(48,684)	(9,823)	(42,530)	(11,247)	2,849	(59,522)	(172,496)
Interest payable to Managing Owner	(4,507)	(52)	(25,174)	(1,941)	(2,689)	(10,441)	(2,345)	(4,252)	(18,354)
Trading fees payable to Managing Owner	(11,919)	(3,182)	(92,003)	(7,411)	(16,775)	(32,165)	(7,307)	(10,352)	(44,612)
Service fees payable to Managing Owner	(17,885)	(11,358)	(42,914)	(5,162)	(18,598)	(11,565)	(3,721)	(4,403)	(9,109)
Payables to related parties	(245)	2,332	(19,435)	—	—	(9,635)	—	—	(34,036)
Other liabilities	1	—	—	—	(1)	—	5	—	—

Net cash provided by (used in) operating activities	6,000,596	20,413,128	41,795,684	1,631,448	14,658,683	13,132,003	1,544,146	9,954,537	24,775,443

Cash Flows from Financing Activities:
Proceeds from sale of units	12,533,210	7,283,926	7,171,899	6,086,949	5,659,806	3,724,651	512,199	622,461	1,294,955
Payment for redemption of units	(19,555,894)	(25,023,060)	(49,626,969)	(8,504,261)	(19,174,893)	(17,188,999)	(3,485,335)	(10,188,324)	(26,670,944)
Payment made by the Managing Owner	144,349	—	—	—	—	—	907,162	—	—
Pending owner additions	(3)	(765)	(21,608)	(766)	704	(14,097)	—	(2)	(62,537)
Owner redemptions payable	(48,923)	(290,488)	(172,998)	9,558	(71,188)	(70,265)	(18,782)	(88,311)	(236,650)

Net cash provided by (used in) financing activities	(6,927,261)	(18,030,387)	(42,649,676)	(2,408,520)	(13,585,571)	(13,548,710)	(2,084,756)	(9,654,176)	(25,675,176)

Net increase (decrease) in cash and cash equivalents	(926,665)	2,382,741	(853,992)	(777,072)	1,073,112	(416,707)	(540,610)	300,361	(899,733)
Cash and cash equivalents, beginning of period	4,210,638	1,827,897	2,681,889	2,199,066	1,125,954	1,542,661	1,110,779	810,418	1,710,151

Cash and cash equivalents, end of period	$3,283,973	$4,210,638	$1,827,897	$1,421,994	$2,199,066	$1,125,954	$570,169	$1,110,779	$810,418

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Cash Flows

For the Years Ended December 31, 2015, 2014 and 2013

	Equinox Frontier Balanced Fund			Equinox Frontier Select Fund
	12/31/2015	12/31/2014	12/31/2013	12/31/2015	12/31/2014	12/31/2013
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(1,232,876)	$24,455,247	$(13,560,613)	$(696,024)	$2,435,382	$417,171
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	3,286,019	637,703	(5,046,933)	(462,339)	—	—
Net change in options purchased, at fair value	—	165,915	273,255	—	—	—
Net change in options written, at fair value	—	(183,856)	18,493	—	—	—
Net change in ownership allocation of U.S. Treasury securities	(8,151,611)	7,558,953	(1,354,013)	4,797,257	862,967	2,451,156
Net change in ownership allocation of total return swaps	—	—	—	—	—	(6,070,806)
Net change in ownership allocation of custom time deposits	—	—	(2,142,989)	—	—	—
Net unrealized (gain)/loss on swap contracts	(910,566)	(8,124,951)	(2,486,559)	—	—	—
Net realized (gain)/loss on swap contracts	—	—	3,554,723	—	—	—
Net unrealized (gain)/loss on U.S. Treasury securities	1,350,252	(4,748,522)	2,496,948	(35,623)	(679,186)	419,974
Net realized (gain)/loss on U.S. Treasury securities	(411,406)	152,688	(362,137)	(22,783)	25,780	(78,233)
(Purchases) sales of:
Purchases of swap contracts	—	—	(9,600,000)	—	—	—
Sales of swap contracts	—	—	20,699,311	—	—	—
Sales of custom time deposits	—	—	105,121,180	—	—	22,708,344
Purchases of U.S. Treasury securities	(6,360,723)	(4,547,467)	(69,405,262)	(911,929)	(637,256)	(13,437,579)
Sales of U.S. Treasury securities	14,050,672	28,506,883	6,027,702	797,588	4,254,841	1,302,165
Increase and/or decrease in:
Receivable from futures commission merchants	15,172,045	776,104	68,577,541	(13,281,151)	—	—
Change in control of ownership—trading companies	(8,052,252)	(7,745,842)	(58,711,893)	6,781,935	—	—
Investments in unconsolidated trading companies, at fair value	719,959	(4,630,612)	6,479,813	3,954,301	(1,237,597)	508,965
Contributions to trading companies	—	—	78,053,072	—	—	—
Distributions from trading companies	—	—	(55,150,629)	—	—	—
Prepaid service fees—Class 1	—	234	(234)	—	—	—
Interest receivable	(74,665)	299,585	(855,932)	67,394	41,596	(127,665)
Receivable from related parties	—	—	17,313	—	—	—
Other assets	250,001	(249,960)	34,248	(3)	—	—
Incentive fees payable to Managing Owner	(1,686,755)	1,101,401	164,611	(185,791)	185,791	—
Management fees payable to Managing Owner	(20,634)	(11,877)	(80,070)	(4,951)	(21,963)	(53,291)
Interest payable to Managing Owner	(7,334)	(61,306)	(184,059)	(9,714)	(9,135)	(20,366)
Trading fees payable to Managing Owner	(8,587)	(7,088)	(59,750)	(1,604)	(1,426)	(4,512)
Service fees payable to Managing Owner	(21,575)	(23,135)	(142,656)	(3,428)	(6,525)	(15,657)
Payables to related parties	9,135	2,801	10,645	511	511	(47,058)
Other liabilities	—	—	—	156	—	—

Net cash provided by (used in) operating activities	7,899,099	33,322,898	72,385,126	783,802	5,213,780	7,952,608

Cash Flows from Financing Activities:
Proceeds from sale of units	235,881	1,180,547	283,251	19,348	205,055	14,901
Payment for redemption of units	(9,459,239)	(31,246,070)	(74,056,644)	(1,462,147)	(4,982,811)	(8,164,865)
Payment made by Managing Owner	160,099	—	—	—	—	—
Pending owner additions	(2,464)	3,325	(20,154)	(150)	491	(528)
Owner redemptions payable	417,297	(908,760)	589,136	1,238	(53,166)	28,505

Net cash provided by (used in) financing activities	(8,648,426)	(30,970,958)	(73,204,411)	(1,441,711)	(4,830,431)	(8,121,987)

Net increase (decrease) in cash and cash equivalents	(749,327)	2,351,940	(819,285)	(657,909)	383,349	(169,379)
Cash and cash equivalents, beginning of period	5,644,510	3,292,570	4,111,855	878,280	494,931	664,310

Cash and cash equivalents, end of period	$4,895,183	$5,644,510	$3,292,570	$220,371	$878,280	$494,931

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Cash Flows

For the Years Ended December 31, 2015, 2014 and 2013

	Equinox Frontier Winton Fund			Equinox Frontier Heritage Fund
	12/31/2015	12/31/2014	12/31/2013	12/31/2015	12/31/2014	12/31/2013
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(1,586,513)	$8,642,654	$2,733,470	$(242,385)	$3,781,955	$1,687,018
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	(599,579)	—	—	—	—	—
Net change in ownership allocation of U.S. Treasury securities	1,003,454	(9,377,294)	(4,943,695)	389,760	(329,908)	595,184
Net change in custom time deposits	—	—	(2,158,448)	—	—	263,127
Net change in ownership allocation of total return swaps	—	—	—	—	—	(4,843,391)
Net unrealized (gain)/loss on swap contracts	—	—	—	(419,803)	(2,105,281)	(591,793)
Net unrealized (gain) loss on U.S. Treasury securities, at fair value	600,814	(2,248,070)	915,676	137,580	(615,266)	333,572
Net realized (gain) loss on U.S. Treasury securities, at fair value	(230,502)	59,132	(115,236)	(52,675)	19,370	(50,795)
(Purchases) sale of:	—			—
Sales of custom time deposits	—	—	33,450,843	—	—	13,164,888
Purchases of U.S. Treasury Securities, at fair value	(4,444,636)	(3,006,874)	(23,566,992)	(1,004,975)	(665,088)	(9,774,740)
Sales of U.S. Treasury Securities, at fair value	8,047,027	12,579,837	1,918,089	1,818,125	3,621,880	845,472
Increase and/or decrease in:
Receivable from futures commision merchants	(12,744,570)	—	—	—	—	—
Change in control of ownership of trading companies	5,793,526	—	—	186,259	154,754	2,151,620
Investments in unconsolidated trading companies, at fair value	7,182,104	299,665	(913,358)	137,800	345,880	4,285,589
Interest receivable	27,334	(76,776)	(352,719)	8,845	16,459	(110,038)
Other assets	(2)	—	—	(2)	—	—
Incentive fees payable to Managing Owner	(1,178,364)	1,078,104	128,097	(239,327)	223,916	15,411
Management fees payable to Managing Owner	(21,652)	(13,274)	14,122	(6,454)	(671)	(35,027)
Interest payable to Managing Owner	(14,098)	3,857	(9,504)	(3,477)	(5,224)	(15,244)
Trading fees payable to Managing Owner	(4,285)	2,846	(2,197)	(1,219)	(536)	(3,936)
Service fees payable to Managing Owner	(8,331)	(301)	(9,502)	(2,157)	(4,521)	(12,631)
Payables to related parties	15,177	11,402	4,494	1,238	1,903	958
Other liabilities	—	—	—	—	—	—

Net cash provided by (used in) operating activities	1,836,904	7,954,908	7,093,140	707,133	4,439,622	7,905,244

Cash Flows from Financing Activities:
Proceeds from sale of units	175,616	457,445	171,785	43,000	271,191	40,552
Payment for redemption of units	(3,124,668)	(5,673,701)	(7,239,952)	(1,079,229)	(4,235,128)	(8,038,624)
Pending owner additions	(1,979)	3,589	(3,130)	(130)	504	(1,099)
Owner redemptions payable	29,769	(54,998)	54,433	62,947	21,408	(18,231)

Net cash provided by (used in) financing activities	(2,921,262)	(5,267,665)	(7,016,864)	(973,412)	(3,942,025)	(8,017,402)

Net increase (decrease) in cash and cash equivalents	(1,084,358)	2,687,243	76,276	(266,279)	497,597	(112,158)
Cash and cash equivalents, beginning of period	4,012,974	1,325,731	1,249,455	921,598	424,001	536,159

Cash and cash equivalents, end of period	$2,928,616	$4,012,974	$1,325,731	$655,319	$921,598	$424,001

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

The Trust, with respect to each Series:

•	engages in the speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts), and may, from time to time, engage in cash and spot transactions;

•	allocates funds to a limited liability trading company or companies (“Trading Company”). Except as otherwise described in these notes, each Trading Company has one-year renewable contracts with its own independent commodity trading advisor(s), or each, a Trading Advisor, that will manage all or a portion of such Trading Company’s assets and make the trading decisions for the assets of each Series vested in such Trading Company. Each Trading Company will segregate its assets from any other Trading Company;

•	maintains separate, distinct records for each Series, and accounts for the assets of each Series separately from the other Series;

•	calculates the Net Asset Value (“NAV”) of its Units for each Series separately from the other Series;

•	has an investment objective of increasing the value of each Series’ Units over the long term (capital appreciation), while managing risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments;

•	maintains each Series of Units with between three to five sub-classes—Class 1, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1, or Class 1a Units of any Series are charged a service fee of up to three percent (3.0%) annually of the NAV of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 and Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the NAV at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to selling agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Equinox Frontier Diversified Fund, and Equinox Frontier Masters Fund or Class 2a Units of the Equinox Frontier Long/Short Commodity Fund sold) until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series. Class 1AP was created as a sub-class of Class 1 and it has been presented separately because the fees applicable to it are different from those applicable to Class 1. Currently the service fee is not charged to Class 1AP investors. The Managing Owner may also pay selling agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such selling agents; and

•	all payments made to selling agents who are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and their associated persons that constitute underwriting compensation will be subject to the limitations set forth in Rule 2310(b)(4)(B)(ii) (formerly Rule 2810(b)(4)(B)(ii)) of the Conduct Rules of FINRA (“Rule 2310”). An investor’s Class 1 Units or Class 2 Units of any Series, or Class 1a Units or Class 2a Units of the Equinox Frontier Long/Short Commodity Fund or Equinox Frontier Balanced Fund will be classified as Class 3 or Class 3a Units of such Series, as applicable, when the Managing Owner determines that the fee limitation set forth in Rule 2310 with respect to such Units has been reached or will be reached. No service fees are paid with respect to Class 3 or Class 3a Units. Units of any Class in a Series may be redeemed, in whole or in part, on a daily basis, at the then current NAV per Unit for such Series on the day of the week after the date the Managing Owner is in receipt of a redemption request for at least one (1) Business Day to be received by the Managing Owner prior to 4:00 PM in New York.

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

As of December 31, 2015, the Trust, with respect to the Equinox Frontier Diversified Fund, Equinox Frontier Masters Fund, Equinox Frontier Select Fund, Equinox Frontier Winton Fund and Equinox Frontier Heritage Fund separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Equinox Frontier Balanced Fund and the Equinox Frontier Long/Short Commodity Fund separates Units into a maximum of six separate Classes—Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a. It is expected that between 10% and 30% of each Series’ assets normally will be invested in one or more Trading Companies to be committed as margin for trading positions, but from time to time these percentages may be substantially more or less. The remainder of each Series’ assets is maintained at the Trust level for cash management. Each of the respective Series has invested monies into pooled cash management assets which have included purchases of U.S. Treasury Securities Each Series’ ownership in these investments is based on its percentage ownership in the pooled cash management assets on the reporting date.

As of December 31, 2015, Equinox Frontier Winton Fund has invested a portion of its assets in a single Trading Company, and a single Trading Advisor manages 100% of the assets invested in such Trading Company. Each of the remaining Series has invested a portion of its assets in several different Trading Companies and one or more Trading Advisors may manage the assets invested in such Trading Companies.

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

As of December 31, 2015, the consolidated balance sheet of Equinox Frontier Balanced Fund included the assets and liabilities of its majority owned Trading Companies. These Trading Companies include Frontier Trading Company XIV, LLC, Frontier Trading Company XXIII, LLC, Frontier Trading Company XXIX, LLC and Frontier Trading Company XXXIV, LLC.

For the year ended December 31, 2015, the consolidated statement of operations of Equinox Frontier Balanced Fund included the earnings of its majority owned Trading Companies listed above. The consolidated statement of operations of Equinox Frontier Balanced Fund also included the earnings of Frontier Trading Company XV LLC for January 1 and 2, 2015.

As of December 31, 2015, the consolidated balance sheet of Equinox Frontier Long/Short Commodity Fund included the assets and liabilities of its majority owned Trading Company, Frontier Trading Company XXXVII, LLC.

For the year ended December 31, 2015, the consolidated statement of operations of Equinox Frontier Long/Short Commodity Fund included the earnings of its majority owned Trading Company listed above.

As of December 31, 2015, the consolidated balance sheet of Equinox Frontier Diversified Fund included the assets and liabilities of its majority owned Frontier Trading Company XXXV, LLC.

For the year ended December 31, 2015, the consolidated statement of operations of Equinox Frontier Diversified Fund included the earnings of its majority owned Trading Company listed above and the earnings of Frontier Trading Company I, LLC from January 1, 2015 to August 10, 2015.

As of and for the year ended December 31, 2015, the consolidated balance sheet and statement of operations of Equinox Frontier Heritage Fund included the assets and liabilities, and earnings, respectively, of its majority owned Trading Company, Frontier Trading Company XXXIX, LLC.

As of and for the year ended December 31, 2015, the consolidated balance sheet and statement of operations of Equinox Frontier Select Fund included the assets and liabilities, and earnings, respectively, of its majority owned Trading Company, Frontier Trading Company XV, LLC except for the earnings from January 1, 2015 to January 2, 2015.

As of and for the year ended December 31, 2015, the consolidated balance sheet and statement of operations of Equinox Frontier Winton Fund included the assets and liabilities, and earnings, respectively, of its majority owned Trading Company, Frontier Trading Company II, LLC.

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

Interest Income—U.S. Treasury Securities are pooled for purposes of maximizing returns on these assets to investors of all Series. Interest income from pooled cash management assets is recognized on the accrual basis and allocated daily to each Series based upon its daily proportion of ownership of the pool. Aggregate interest income from all sources, including U.S. Treasuries and assets held at a futures commission merchant (“FCM”), of up to two percentage points of the aggregate percentage yield (annualized) of net asset value less any fair market value related to swaps, is paid to the Managing Owner by the Equinox Frontier Balanced Fund (Class 1, and Class 2 only), Equinox Frontier Select Fund, Equinox Frontier Winton Fund and Equinox Frontier Heritage Fund. For the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund, Equinox Frontier Masters Fund and Equinox Frontier Balanced Fund (Class 1a, Class 2a and Class 3a only), 20% of the total interest allocated to each Series is paid to the Managing Owner. All interest not paid to the Managing Owner is interest income to the Series, and shown net on the statement of operations.

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

Investment Transactions—Futures, options on futures, forward and swap contracts are recorded on a trade date basis and realized gains or losses are recognized when contracts are settled. Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the statements of financial condition as open trade equity (deficit) for futures and forwards and as long and short options as there exists a right of offset of unrealized gains or losses in accordance with ASC 210, Balance Sheet (“ASC 210”) and Accounting Standards Update (ASU) 2013-01, Balance Sheet (Topic 210).

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

Income Taxes—The Trust, with respect to the Series, applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust, with respect to the Series’, financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust, with respect to the Series. The 2012 through 2015 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 one year making it effective for annual reporting periods beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Trust has not yet selected a transition method and is currently evaluating the effect that the standard will have on the consolidated financial statements

Reclassification – Certain amounts in the 2014 financial statements have been reclassified to conform with the 2015 presentation. None of the reclasses had an impact on the NAV or performance of the Series.

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

The following table summarizes the instruments that comprise the Trust, with respect to the Series, financial asset portfolio, by Series, measured at fair value on a recurring basis as of December 31, 2015 and December 31, 2014 segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

December 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Equinox Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$15,844,097	$250,110	$—	$16,094,207
Swap Contracts	—	—	8,685,849	8,685,849
U.S. Treasury Securities	27,604,916	—	—	27,604,916
Equinox Frontier Masters Fund
Investment in Unconsolidated Trading Companies	9,383,235	26,695	—	9,409,930
U.S. Treasury Securities	11,953,206	—	—	11,953,206

December 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Equinox Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	3,355,174	59,489	—	3,414,663
Swap Contracts	—	—	4,332,428	4,332,428
U.S. Treasury Securities	4,792,817	—	—	4,792,817
Equinox Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	17,357,475	266,493	—	17,623,968
Open Trade Equity (Deficit)	11,530	—	—	11,530
Swap Contracts	—	—	19,157,520	19,157,520
U.S. Treasury Securities	41,148,676	—	—	41,148,676
Equinox Frontier Select Fund
Investment in Unconsolidated Trading Companies	213,921	—	3,933,919	4,147,840
Open Trade Equity (Deficit)	462,339	—	—	462,339
U.S. Treasury Securities	1,852,429	—	—	1,852,429
Equinox Frontier Winton Fund
Investment in Unconsolidated Trading Companies	297,554	—	—	297,554
Open Trade Equity (Deficit)	599,579	—	—	599,579
U.S. Treasury Securities	24,617,817	—	—	24,617,817
Equinox Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	1,403,461	2,125	—	1,405,586
Swap Contracts	—	—	7,960,268	7,960,268
U.S. Treasury Securities	5,508,577	—	—	5,508,577

December 31, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Equinox Frontier Diversified Fund
Investments in Unconsolidated Trading Companies	$6,631,887	$(37,508)	$—	$6,594,379
Open Trade Equity (Deficit)	3,171,968	43,238	—	3,215,206
Options Purchased	—	288,413	—	288,413
Options Written	—	(253,018)	—	(253,018)
Swap Contracts	—	—	6,570,408	6,570,408
U.S. Treasury Securities	3,151,659	—	—	3,151,659
Equinox Frontier Masters Fund
Investments in Unconsolidated Trading Companies	7,942,166	(40,810)	—	7,901,356
U.S. Treasury Securities	16,217,173	—	—	16,217,173
Equinox Frontier Long/Short Commodity Fund
Investments in Unconsolidated Trading Companies	3,789,466	25,388	—	3,814,854
Swap Contracts	—	—	3,633,060	3,633,060
U.S. Treasury Securities	8,191,519	—	—	8,191,519
Equinox Frontier Balanced Fund
Open Trade Equity (Deficit)	3,717,291	(419,742)	-	3,297,549
Options Purchased	—	—	—	—
Options Written	—	—	—	—
Investments in Unconsolidated Trading Companies	18,354,685	(10,758)	—	18,343,927
Swap Contracts	—	—	18,246,954	18,246,954
U.S. Treasury Securities	41,625,860	—	—	41,625,860

December 31, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Equinox Frontier Select Fund
Investments in Unconsolidated Trading Companies	4,591,569	(28,926)	3,539,498	8,102,141
U.S. Treasury Securities	6,476,939	—	—	6,476,939
Equinox Frontier Winton Fund
Investments in Unconsolidated Trading Companies	7,656,170	(176,512)	—	7,479,658
U.S. Treasury Securities	29,593,974	—	—	29,593,974
Equinox Frontier Heritage Fund
Investments in Unconsolidated Trading Companies	1,576,952	(33,566)	—	1,543,386
Swap Contracts	—	—	7,540,465	7,540,465
U.S. Treasury Securities	6,796,392	—	—	6,796,392

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the statements of operations. Investment in unconsolidated trading company asset gains and losses (realized/unrealized) included in earnings are classified in “Change in fair value of investments in unconsolidated trading companies.” During the year ended December 31, 2015 and 2014, all identified Level 3 assets are components of the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund, Equinox Frontier Balanced Fund, Equinox Frontier Select Fund, and Equinox Frontier Heritage Fund.

2015:

For the Year Ended December 31, 2015

Swaps:

	Equinox Frontier Diversified Fund	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Balanced Fund
Balance of recurring Level 3 assets as of January 1, 2015	$6,570,408	$3,633,060	$18,246,954
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—	—
Included in earnings-unrealized	2,115,441	(300,632)	910,566
Purchases of investments	—	1,000,000	—
Sales of investments	—	—	—
Change in ownership allocation of total return swaps	—	—	—
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of December 31, 2015	$8,685,849	$4,332,428	$19,157,520

Equinox Frontier Heritage Fund
Balance of recurring Level 3 assets as of January 1, 2015	$7,540,465
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	419,803
Purchases of investments	—
Sales of investments	—
Change in ownership allocation of total return swaps	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of December 31, 2015	$7,960,268

Investments in Unconsolidated Trading Companies:

Equinox Frontier Select Fund
Balance of recurring Level 3 assets as of January 1, 2015	$3,539,498
Change in fair value of investments in unconsolidated trading companies	394,421
Proceeds from sales of investments of unconsolidated trading companies	—
Purchases of investments of unconsolidated trading companies	—
Change in ownership allocation	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of December 31, 2015	$3,933,919

2014:

For the Year Ended December 31, 2014

Swaps:

	Equinox Frontier Diversified Fund	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Balanced Fund
Balance of recurring Level 3 assets as of January 1, 2014	$3,437,632	$2,456,546	$10,122,003
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—	—
Included in earnings-unrealized	3,132,776	1,176,514	8,124,951
Purchases of investments	—	—	—
Sales of investments	—	—
Change in ownership allocation of total return swaps	—	—	—
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of December 31, 2014	$6,570,408	$3,633,060	$18,246,954

Equinox Frontier Heritage Fund
Balance of recurring Level 3 assets as of January 1, 2014	$5,435,184
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	2,105,281
Purchases of investments	—
Sales of investments	—
Change in ownership allocation of total return swaps	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of December 31, 2014	$7,540,465

Investments in Unconsolidated Trading Companies:

Equinox Frontier Select Fund
Balance of recurring Level 3 assets as of January 1, 2014	$2,415,637
Change in fair value of investments in unconsolidated trading companies	1,123,861
Proceeds from sales of investments of unconsolidated trading companies	—
Purchases of investments of unconsolidated trading companies	—
Change in ownership allocation	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of December 31, 2014	$3,539,498

The Series of the Trust assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Series’ accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the year ended December 31, 2015, the Trust did not transfer any assets between Levels 1, 2 or 3.

The amounts reflected in the change in ownership allocation result from changes in ownership in the underlying Trading Companies at the Series level, which have resulted in changes in consolidation or de-consolidation by the Series. The ownership in the Trading Companies is accounted for under the equity method, which approximates fair value.

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2015:

	Equinox Frontier Diversified Fund	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Balanced Fund	Equinox Frontier Heritage Fund
Swaps	$2,115,441	$(300,633)	$910,566	$419,803

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2014:

	Equinox Frontier Diversified Fund	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Balanced Fund	Equinox Frontier Heritage Fund
Swaps	$3,132,776	$1,176,514	$8,120,996	$2,105,281

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2013:

	Equinox Frontier Diversified Fund	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Balanced Fund	Equinox Frontier Heritage Fund
Swaps	$37,632	$(426,454)	$2,486,559	$591,792

4. Swaps

In addition to authorizing Trading Advisors to manage pre-determined investment levels of futures, options on futures and forward contracts, certain Series of the Trust will strategically invest a portion or all of their assets in total return Swaps, selected at the direction of the Managing Owner. Total return Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more investment products or indices. In a typical total return Swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount or value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities.

Each Series’ investment in Swaps will likely differ substantially over time due to cash flows, portfolio management decisions and market movements. The Swaps serve to diversify the investment holdings of each Series and to provide access to programs and advisors that would not be otherwise available to the Series, and are not used for hedging purposes.

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of December 31, 2015 and December 31, 2014, approximately 9.3% and 7.0%, respectively, of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain Swaps and is recorded as collateral within the swap fair value within the statement of financial condition. The cash held with the counterparty is not restricted.

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

The Series have invested in the following Swaps as of and for the year ended December 31, 2015:

	Equinox Frontier Balanced Fund	Equinox Frontier Diversified Fund	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Heritage Fund
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$22,580,043	$13,851,707	$1,877,692	$12,663,283
Termination Date	8/2/2018	8/2/2018	8/7/2018	3/26/2018
Cash Collateral	$9,600,000	$3,400,000	$3,880,000	$5,993,000
Swap Value	$9,557,520	$5,285,849	$452,428	$1,967,268
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0

Change in Unrealized Gain/(Loss)	$910,566	$2,115,441	$(300,633)	$419,803

Fair Value as of 12/31/2015	$19,157,520	$8,685,849	$4,332,428	$7,960,268

The Series have invested in the following Swaps as of and for the year ended December 31, 2014:

	Equinox Frontier Balanced Fund	Equinox Frontier Diversified Fund	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Heritage Fund
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$67,610,098	$35,500,000	$13,590,513	$17,663,283
Termination Date	8/2/2018	8/2/2018	8/7/2018	3/26/2018
Cash Collateral	$9,600,000	$3,400,000	$2,880,000	$5,993,000
Swap Value	$8,646,954	$3,170,408	$753,060	$1,547,465
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0

Change in Unrealized Gain/(Loss)	$8,120,996	$3,132,777	$1,176,514	$2,105,281

Fair Value as of 12/31/2014	$18,246,954	$6,570,408	$3,633,060	$7,540,465

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

The following table summarizes each of the Series’ investments in unconsolidated Trading Companies as of December 31, 2015 and 2014:

	As of December 31, 2015		As of December 31, 2014
	Percentage of Series Net Assets Invested in Unconsolidated Trading Companies	Fair Value	Percentage of Series Net Assets Invested in Unconsolidated Trading Companies	Fair Value
Series
Equinox Frontier Diversified Fund —
Frontier Trading Companies I, II, VII, XXIII and XXXVIII	28.89%	$16,094,207	9.11%	$6,594,379

Equinox Frontier Masters Fund —
Frontier Trading Companies I, II, VII, XV and XXXVIII	41.22%	$9,409,930	30.74%	$7,901,978

Equinox Frontier Long/Short Commodity Fund —
Frontier Trading Company I, VII and XXXVIII	26.08%	$3,414,663	22.96%	$3,814,854

Equinox Frontier Balanced Fund —
Frontier Trading Companies I, II, VII, XV and XXXVIII	19.56%	$17,623,968	16.92%	$18,343,927

Equinox Frontier Select Fund —
Frontier Trading Companies XXXVIII and XXXIX	20.83%	$4,147,840	53.06%	$8,102,141

Equinox Frontier Winton Fund —
Frontier Trading Company XXXVIII	0.72%	$297,554	18.68%	$7,479,658

Equinox Frontier Heritage Fund —
Frontier Trading Companies II and XXXVIII	9.08%	$1,405,586	11.85%	$1,543,386

The following table summarizes each of the Series’ equity in earnings from unconsolidated Trading Companies for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015				Year Ended December 31, 2014				Year Ended December 31, 2013
	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)
Equinox Frontier Diversified Fund
Frontier Trading Company I LLC	$(174,766)	$636,671	$(1,288,141)	$(826,236)	$(56,592)	$861,109	$(449,346)	$355,167	$(383,335)	$1,053,896	$1,169,622	$1,840,183
Frontier Trading Company II LLC	(14,685)	1,025,202	(406,220)	604,297	(18,020)	3,293,893	(112,838)	3,163,035	(22,917)	1,744,610	380,208	2,101,901
Frontier Trading Company V LLC	—	—	—	—	—	—	—	—	(390,604)	(10,536,063)	735,737	(10,190,930)
Frontier Trading Company VI LLC	—	—	—	—	—	—	—	—	—	—	—	—
Frontier Trading Company VII, LLC	(314,705)	4,741,557	(2,805,251)	1,621,601	(411,960)	202,844	(189,827)	(398,943)	(367,422)	333,216	(574,327)	(608,533)
Frontier Trading Company IX, LLC	—	—	—	—	—	—	—	—	—	—	—	—
Frontier Trading Company XIV, LLC	—	—	—	—	(176,563)	453,928	(194,219)	83,146	(188,229)	1,501,029	122,929	1,435,729
Frontier Trading Company XV, LLC	—	—	—	—	(35,322)	226,177	(719,332)	(528,477)	(95,562)	(231,534)	859,135	532,039
Frontier Trading Company XVIII, LLC	—	—	—	—	—	—	—	—			—	—
Frontier Trading Company XXI, LLC	—	—	—	—	—	—	—	—	—	—	—	—
Frontier Trading Company XXIII, LLC	(74,373)	591,314	(260,757)	256,184	(56,661)	2,355,129	250,228	2,548,696	(28,812)	(123,796)	(53,712)	(206,320)
Frontier Trading Company XXXVIII, LLC	(32,830)	(469,048)	(312,060)	(813,938)	(42,802)	491,468	(534,467)	(85,801)	(7,648)	24,276	688,890	705,518
Frontier Trading Company XXXIX, LLC	—	—	—	—	—	—	—	—		—	(133,974)	(133,974)

Total	$(611,359)	$6,525,696	$(5,072,429)	$841,908	$(797,920)	$7,884,548	$(1,949,801)	$5,136,823	$(1,484,529)	$(6,234,366)	$3,194,508	$(4,524,387)

Equinox Frontier Masters Fund
Frontier Trading Company I LLC	$(19,418)	$1,409,880	$(731,212)	$659,250	$(29,964)	$2,475,252	$846,879	$3,292,168	$—	$—	$—	$—
Frontier Trading Company II LLC	(9,119)	572,163	(270,658)	292,386	(12,830)	2,110,837	(41,715)	2,056,292	(14,320)	1,222,601	297,737	1,506,018
Frontier Trading Company XIV, LLC	—	—	—	—	(157,662)	256,238	(220,014)	(121,438)	(271,557)	(4,409,304)	566,462	(4,114,399)
Frontier Trading Company XV, LLC	(58,573)	672,604	(578,027)	36,004	(95,155)	1,821,877	(298,358)	1,428,364	(150,972)	86,216	877,749	812,993
Frontier Trading Company XXXVIII, LLC	(13,922)	(268,618)	(95,734)	(378,274)	(21,756)	140,219	(295,159)	(176,696)	(4,396)	8,274	417,157	421,035
Frontier Trading Company VII, LLC	(173,078)	5,008,076	(3,958,426)	876,572	(7,353)	(276,940)	424,792	140,499

Total	$(274,110)	$7,394,105	$(5,634,057)	$1,485,938	$(324,720)	$6,527,483	$416,425	$6,619,189	$(441,245)	$(3,092,213)	$2,159,105	$(1,374,353)

Equinox Frontier Long/Short Commodity Fund
Frontier Trading Company I LLC	$(2,922)	$156,796	$2,785	$156,659	$—	$—	$—	$—	$(35,831)	$(778,371)	$98,091	$(716,111)
Frontier Trading Companies VII, LLC	(242,250)	2,483,192	(2,226,339)	14,603	(299,598)	1,967,325	(225,547)	1,442,177	—	—	—	—
Frontier Trading Companies XVIII, LLC	—	—	—	—	(15,497)	72,295	(141,056)	(84,258)	—	—	—	—
Frontier Trading Companies XXIII, LLC	—	—	—	—	—	—	—	—	(7,153)	(263,068)	(24,083)	(294,304)
Frontier Trading Company XXXVIII, LLC	(7,510)	(34,498)	(63,213)	(105,221)	—	—	—	—	(3,655)	8,224	329,811	334,380

Total	$(252,682)	$2,605,490	$(2,286,767)	$66,041	$(315,095)	$2,039,620	$(366,603)	$1,357,919	$(46,639)	$(1,033,215)	$403,819	$(676,035)

Equinox Frontier Balanced Fund
Frontier Trading Company I LLC	$(398,418)	$5,226,529	$700,620	5,528,731	$(297,247)	$5,035,125	$(115,047)	4,622,830	$—	$—	$—	$—
Frontier Trading Company II LLC	(19,305)	1,235,015	(499,116)	716,594	(23,501)	4,239,577	(319,850)	3,896,226	(41,208)	3,181,908	864,178	4,004,878
Frontier Trading Company V LLC	—	—	—	—	—	—	—	—	(13,876)	1,530,385	(272,459)	1,244,049
Frontier Trading Company VII, LLC	(351,880)	5,102,783	(3,041,589)	1,709,314	(424,248)	(527,556)	479,923	(471,881)	(466,389)	(1,846,245)	(70,237)	(2,382,871)
Frontier Trading Company XIV, LLC	—	—	—	—	(75,543)	(1,180,680)	610,861	(645,362)	(485,436)	(14,489,050)	774,556	(14,199,930)
Frontier Trading Company XV, LLC	(140)	(89,150)	89,443	153	(63,893)	(160,880)	(379,890)	(604,663)	(136,258)	(159,393)	941,482	645,831
Frontier Trading Company XVIII, LLC	—	—	—	—	(69,979)	240,985	(611,413)	(440,407)	(9,693)	(192,512)	(91,675)	(293,880)
Frontier Trading Company XXIII, LLC	—	—	—	—	—	—	—	—	(3,526)	(194,695)	546	(197,675)
Frontier Trading Company XXXVIII, LLC	(50,360)	(940,340)	(356,821)	(1,347,521)	—	—	—	—	(13,880)	56,461	1,231,131	1,273,712
Frontier Trading Company XXXIX, LLC	—	—	—	—	—	—	(1,538)	(1,538)	(1,468)	—	(426,090)	(427,558)

Total	$(820,103)	$10,534,837	$(3,107,463)	$6,607,271	$(954,411)	$7,646,571	$(336,954)	$6,355,205	$(1,171,734)	$(12,113,141)	$2,951,432	$(10,333,444)

	Year Ended December 31, 2015				Year Ended December 31, 2014				Year Ended December 31, 2013
	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)
Equinox Frontier Select Fund
Frontier Trading Company V LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(12,346)	$1,188,592	$(78,854)	$1,097,392
Frontier Trading Company VI LLC	—	—	—	—	—	—	—	—	—	—	—	—
Frontier Trading Company XV, LLC	(551)	(27,784)	2,173	(25,285)	(114,984)	2,118,779	268,057	2,271,852	(99,896)	135,861	532,850	568,815
Frontier Trading Company XXI, LLC	—	—	—	—	—	—	—	—	—	—	—	—
Frontier Trading Company XXXVIII, LLC	(2,400)	(20,889)	2,353	(21,812)	(9,950)	48,480	(134,625)	(96,095)	(2,171)	2,703	197,661	198,193
Frontier Trading Company XXXIX, LLC	—	—	208,164	208,164	(1,556)	—	972,201	970,645	(903)	—	(558)	(1,461)

Total	$(2,951)	$(48,673)	$212,691	$161,067	$(126,490)	$2,167,259	$1,105,633	$3,146,402	$(115,316)	$1,327,156	$651,099	$1,862,939

Equinox Frontier Winton Fund
Frontier Trading Company II LLC	$(30,241)	$1,667,631	$(315,582)	$1,321,808	$(56,653)	$10,628,427	$(345,639)	$10,226,134	$(48,366)	$4,129,621	$1,010,136	$5,091,391
Frontier Trading Company XXXVIII ,LLC	(29,071)	(537,770)	(197,417)	(764,258)	(35,145)	543,298	(319,714)	188,439	(5,335)	21,267	483,243	499,175

Total	$(59,312)	$1,129,861	$(512,999)	$557,550	$(91,798)	$11,171,725	$(665,353)	$10,414,573	$(53,701)	$4,150,888	$1,493,379	$5,590,566

Equinox Frontier Heritage Fund
Frontier Trading Company II LLC	$(9,825)	$656,945	$(261,763)	$385,357	$(12,408)	$2,222,268	$(27,968)	$2,181,892	$(10,901)	$918,667	$269,597	$1,177,363
Frontier Trading Company V LLC	—	—	—	—	—	—	—	—	(13,268)	1,404,612	(205,240)	1,186,104
Frontier Trading Company XXXVIII, LLC	(6,511)	(117,306)	(41,273)	(165,090)	(9,194)	79,780	(115,037)	(44,451)	(1,892)	2,537	172,623	173,268
Frontier Trading Company XXXIX, LLC	—	—	—	—	—	—	—	—	(1,129)	—	(328,473)	(329,602)

Total	$(16,336)	$539,639	$(303,036)	$220,267	$(21,602)	$2,302,048	$(143,005)	$2,137,441	$(27,190)	$2,325,816	$(91,493)	$2,207,133

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

Incentive Fees—The Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated by such Series, monthly or quarterly. Because the Equinox Frontier Balanced Fund, Equinox Frontier Heritage Fund, Equinox Frontier Select Fund, and Equinox Frontier Long/Short Commodity Fund may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Equinox Frontier Balanced Fund and the Equinox Frontier Diversified Fund and 20% for the Equinox Frontier Winton Fund, Equinox Frontier Heritage Fund, Equinox Frontier Select Fund, Equinox Frontier Long/Short Commodity Fund and Equinox Frontier Masters Fund. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series.

Service Fees—In addition, with respect to Class 1 and Class 1a Units of each Series, as applicable, the Series pays monthly or service fees to the Managing Owner of up to 3% of NAV annually, which the Managing Owner pays to selling agents of the Trust, with respect to the Series.

The following table summarizes fees earned by the Managing Owner for the years ended December 31, 2015, 2014 and 2013.

For the Year Ended December 31, 2015	Incentive Fee	Management Fee	Service Fee	Trading Fee
Equinox Frontier Diversified Fund	$2,068,435	$983,948	$412,335	$1,394,350
Equinox Frontier Masters Fund	618,626	696,963	226,790	579,677
Equinox Frontier Long/Short Commodity Fund	322,090	532,836	109,284	243,193
Equinox Frontier Balanced Fund	1,707,167	1,029,988	2,113,776	740,451
Equinox Frontier Select Fund	158,971	304,539	395,169	110,262
Equinox Frontier Winton Fund	715,409	1,199,380	764,354	288,023
Equinox Frontier Heritage Fund	132,676	280,570	287,946	96,359

For the Year Ended December 31, 2014	Incentive Fee	Management Fee	Service Fee	Trading Fee
Equinox Frontier Diversified Fund	$4,461,365	$1,042,209	$499,021	$1,287,161
Equinox Frontier Masters Fund	1,123,545	903,032	309,234	603,389
Equinox Frontier Long/Short Commodity Fund	253,177	821,891	132,136	280,737
Equinox Frontier Balanced Fund	3,620,437	1,092,555	2,027,439	694,288
Equinox Frontier Select Fund	363,142	496,959	394,486	109,839
Equinox Frontier Winton Fund	1,800,488	1,172,990	724,365	263,069
Equinox Frontier Heritage Fund	370,450	327,702	270,399	88,113

For the Year Ended December 31, 2013	Incentive Fee	Management Fee	Service Fee	Trading Fee
Equinox Frontier Diversified Fund	$760,048	$1,417,230	$1,000,514	$2,113,117
Equinox Frontier Masters Fund	—	1,271,594	639,244	1,045,459
Equinox Frontier Long/Short Commodity Fund	—	2,055,684	307,350	658,060
Equinox Frontier Balanced Fund	1,348,994	1,556,049	3,292,195	1,153,606
Equinox Frontier Select Fund	—	626,553	575,265	163,310
Equinox Frontier Winton Fund	128,097	1,062,550	857,710	292,162
Equinox Frontier Heritage Fund	15,411	366,837	423,800	132,205

The following table summarizes fees payable to the Managing Owner as of December 31, 2015 and 2014.

As of December 31, 2015	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees
Equinox Frontier Diversified Fund	$204,914	$81,940	$11,661	$17,020	$121,065
Equinox Frontier Masters Fund	42,251	54,674	4,957	12,098	48,501
Equinox Frontier Long/Short Commodity Fund	28,408	48,210	1,368	6,841	17,129
Equinox Frontier Balanced Fund	106,563	80,574	77,642	145,576	57,450
Equinox Frontier Select Fund	—	22,884	3,549	29,092	8,515
Equinox Frontier Winton Fund	—	93,171	49,624	44,422	22,405
Equinox Frontier Heritage Fund	—	21,490	11,066	18,807	7,457

As of December 31, 2014	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees
Equinox Frontier Diversified Fund	$2,387,825	$86,486	$14,140	$34,905	$132,984
Equinox Frontier Masters Fund	722,043	64,497	6,898	17,260	55,912
Equinox Frontier Long/Short Commodity Fund	158,660	45,361	3,713	10,562	24,436
Equinox Frontier Balanced Fund	1,793,318	101,208	84,976	167,151	66,037
Equinox Frontier Select Fund	185,791	27,835	13,263	32,520	10,119
Equinox Frontier Winton Fund	1,178,364	114,823	63,722	52,753	26,690
Equinox Frontier Heritage Fund	239,327	27,944	14,543	20,964	8,676

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

For the year ended December 31, 2015, amounts paid or owed to the Managing Owner for the difference in monthly service fees from prepaid initial service fees were $9,135 for the Equinox Frontier Balanced Fund, $1,006 for the Equinox Frontier Long/Short Commodity Fund, $245 for the Equinox Frontier Diversified Fund, $511 for the Equinox Frontier Select Fund, $1,238 for the Equinox Frontier Heritage Fund, $15,177 for the Equinox Frontier Winton Fund and ($2,196) for the Equinox Frontier Masters Fund.

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

The following table outlines the interest amounts paid by each Series to the Managing Owner and its ratio to average net assets for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013	2015	2014	2013
	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Ratio to Average Net Assets	Ratio to Average Net Assets	Ratio to Average Net Assets
Equinox Frontier Diversified Fund Class 1	$42,063	$56,582	$181,530	0.26%	0.30%	0.41%
Equinox Frontier Diversified Fund Class 2	88,023	81,752	177,826	0.26%	0.28%	0.40%
Equinox Frontier Diversified Fund Class 3	20,751	6,433	n/a	0.25%	0.19%	n/a
Equinox Frontier Masters Fund Class 1	27,443	42,395	131,340	0.27%	0.36%	0.43%
Equinox Frontier Masters Fund Class 2	22,999	25,486	61,324	0.27%	0.31%	0.44%
Equinox Frontier Masters Fund Class 3	14,793	6,663	(5,941)	0.27%	0.23%	-2.42%
Equinox Frontier Long/Short Commodity Fund Class 2	2,633	4,779	22,307	0.22%	0.36%	0.47%
Equinox Frontier Long/Short Commodity Fund Class 3	15,721	22,800	105,031	0.22%	0.31%	0.86%
Equinox Frontier Long/Short Commodity Fund Class 1a	11,732	18,852	70,738	0.22%	0.32%	0.49%
Equinox Frontier Long/Short Commodity Fund Class 2a	3,498	6,122	37,950	0.22%	0.35%	0.52%
Equinox Frontier Long/Short Commodity Fund Class 3a	1,695	1,454	n/a	0.21%	0.27%	n/a
Equinox Frontier Balanced Fund Class 1	805,984	846,398	2,035,387	1.15%	1.34%	1.86%
Equinox Frontier Balanced Fund Class 1AP	8,750	3,342	n/a	1.14%	0.02%	n/a
Equinox Frontier Balanced Fund Class 2	278,159	275,448	750,916	1.14%	1.34%	1.87%
Equinox Frontier Balanced Fund Class 2a	1,311	1,252	14,505	0.23%	0.25%	1.86%
Equinox Frontier Balanced Fund Class 3a	5,976	5,429	51,031	0.23%	0.26%	1.84%
Equinox Frontier Select Fund Class 1	65,986	152,289	363,902	0.50%	1.22%	1.90%
Equinox Frontier Select Fund Class 1AP	244	223	n/a	0.50%	0.00%	n/a
Equinox Frontier Select Fund Class 2	7,429	17,051	49,789	0.50%	1.23%	1.92%
Equinox Frontier Winton Fund Class 1	450,697	418,922	551,889	1.77%	1.82%	1.93%
Equinox Frontier Winton Fund Class 1AP	676	544	n/a	1.77%	0.02%	n/a
Equinox Frontier Winton Fund Class 2	209,259	188,681	197,408	1.62%	1.75%	1.91%

	2015	2014	2013	2015	2014	2013
	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Ratio to Average Net Assets	Ratio to Average Net Assets	Ratio to Average Net Assets
Equinox Frontier Heritage Fund Class 1	113,684	121,694	270,150	1.19%	1.45%	1.91%
Equinox Frontier Heritage Fund Class 1AP	726	337	n/a	1.18%	0.01%	n/a
Equinox Frontier Heritage Fund Class 2	37,732	36,285	66,778	1.18%	1.36%	1.91%

Total	$2,237,965	$2,341,213	$5,133,860

The Managing Owner, under an amended contract, paid to The Bornhoft Group Corporation, an affiliate of the Trust, an annual payment of $1,100,000 for the first year of the contract and $600,000 for the second year of the contract, and $300,000 for the third and final year for investment and advisor services and 0.1% annually thereafter of the trading level with the Equinox Frontier Balanced Fund in lieu of a monthly service fee. The Managing Owner paid $268,281 and $1,113,677, respectively under this agreement for the years ended December 31, 2014, and 2013, respectively. The contract ended in 2014.

Equinox Financial Group, LLC, an affiliate of the Trust, provides management services for the Managing Owner who paid $955,000, $1,040,000 and 1,415,000, respectively, for the years ended December 31, 2015, 2014 and 2013, respectively.

Solon Capital, LLC, an affiliate of the Trust, provides product development and marketing services. For these services, the Managing Owner paid Solon Capital, LLC, $623,715, $1,136,465 and $1,813,029, respectively, for the years ended December 31, 2015, 2014 and 2013. A portion of the fees paid to Solon were waived for the year ending December 31, 2015.

Equinox Group Distributors LLC, an affiliate under common control of the Managing Owner, serves as wholesaler of the Trust by marketing to broker/dealer organizations.

7. Financial Highlights

The following information presents the financial highlights of the Series for the years ended December 31, 2015, 2014 and 2013. This data has been derived from the information presented in the financial statements.

	Equinox Frontier Diversified Fund			Equinox Frontier Masters Fund			Equinox Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 2	Class 3	Class 1a	Class 2a	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2014	$113.09	$124.67	$115.03	$116.61	$128.53	$119.06	$138.30	$138.34	$101.12	$111.35	$111.77
Net operating results:
Interest income	1.25	1.38	1.27	1.26	1.39	1.29	1.30	1.30	0.94	1.04	1.04
Expenses	(12.26)	(10.18)	(9.38)	(11.75)	(10.13)	(9.34)	(10.10)	(10.10)	(9.53)	(8.12)	(8.06)
Net gain/(loss) on investments, net of non-controlling interests	13.46	13.73	12.95	6.75	6.81	6.56	2.60	2.60	2.23	1.92	2.11

Net income/(loss)	2.43	4.93	4.84	(3.74)	(1.93)	(1.49)	(6.20)	(6.20)	(6.36)	(5.16)	(4.91)

Net asset value, December 31, 2015	$115.52	$129.60	$119.87	$112.87	$126.60	$117.57	$132.10	$132.14	$94.76	$106.19	$106.86

Ratios to average net assets (3)
Net investment income/(loss)	-9.10%	-6.56%	-6.56%	-8.92%	-6.70%	-6.70%	-6.03%	-6.03%	-8.11%	-6.03%	-6.03%
Expenses before incentive fees (4)	6.60%	4.06%	4.06%	7.45%	5.23%	5.23%	4.89%	4.89%	6.97%	4.89%	4.78%
Expenses after incentive fees (4)	10.13%	7.59%	7.59%	9.99%	7.77%	7.77%	6.91%	6.91%	9.00%	6.91%	6.91%
Total return before incentive fees (2)	5.68%	7.49%	7.74%	-0.67%	1.03%	1.28%	-2.46%	-2.45%	-4.26%	-2.61%	-2.26%
Total return after incentive fees (2)	2.15%	3.95%	4.21%	-3.21%	-1.50%	-1.25%	-4.48%	-4.48%	-6.29%	-4.63%	-4.39%

	Equinox Frontier Balanced Fund					Equinox Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2014	$131.54	$133.20	$179.16	$153.02	$152.52	$95.61	$96.82	$128.48
Net operating results:
Interest income	0.04	0.04	0.06	0.05	0.05	0.00	0.00	0.00
Expenses	(8.91)	(4.94)	(6.65)	(5.70)	(5.68)	(6.63)	(3.84)	(5.11)
Net gain/(loss) on investments, net of non-controlling interests	5.36	5.29	7.12	7.51	7.50	1.37	1.30	1.74

Net income/(loss)	(3.51)	0.39	0.53	1.86	1.85	(5.26)	(2.54)	(3.37)

Net asset value, December 31, 2015	$128.03	$133.59	$179.69	$154.88	$154.37	$90.35	$94.28	$125.11

Ratios to average net assets (3)
Net investment income/(loss)	-6.50%	-3.50%	-3.50%	-3.50%	-3.50%	-6.91%	-3.91%	-3.91%
Expenses before incentive fees	4.80%	1.80%	1.80%	1.80%	1.80%	5.82%	2.82%	2.82%
Expenses after incentive fees	6.53%	3.53%	3.53%	3.53%	3.53%	6.91%	3.91%	3.91%
Total return before incentive fees (2)	-0.94%	2.02%	2.03%	2.95%	2.95%	-4.42%	-1.54%	-1.54%
Total return after incentive fees (2)	-2.67%	0.29%	0.30%	1.22%	1.21%	-5.50%	-2.62%	-2.62%

	Equinox Frontier Winton Fund			Equinox Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2014	$175.95	$178.18	$226.23	$130.28	$131.93	$176.56
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(15.25)	(10.28)	(13.06)	(9.27)	(5.42)	(7.26)
Net gain/(loss) on investments, net of non-controlling interests	3.47	3.41	4.34	3.26	3.16	4.24

Net income/(loss)	(11.78)	(6.87)	(8.72)	(6.01)	(2.26)	(3.02)

Net asset value, December 31, 2015	$164.17	$171.31	$217.51	$124.27	$129.67	$173.54

Ratios to average net assets (3)
Net investment income/(loss)	-8.74%	-5.74%	-5.74%	-6.97%	-3.97%	-3.97%
Expenses before incentive fees	6.88%	3.88%	3.88%	5.94%	2.94%	2.94%
Expenses after incentive fees	8.74%	5.74%	5.74%	6.97%	3.97%	3.97%
Total return before incentive fees (2)	-4.83%	-1.99%	-1.99%	-3.58%	-0.68%	-0.68%
Total return after incentive fees (2)	-6.70%	-3.86%	-3.85%	-4.61%	-1.71%	-1.71%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

	Equinox Frontier Diversified Fund (5)			Equinox Frontier Masters Fund			Equinox Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 2	Class 3	Class 1a	Class 2a	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2013	$87.10	$94.35	$84.21	$91.83	$99.46	$91.91	$125.26	$125.30	$92.73	$100.34	$100.47
Net operating results:
Interest income	0.94	1.03	1.01	1.08	1.19	1.16	1.47	1.47	1.09	1.18	1.22
Expenses	(13.06)	(12.11)	(11.89)	(11.55)	(10.53)	(10.27)	(9.22)	(9.26)	(8.72)	(7.40)	(7.64)
Net gain/(loss) on investments, net of non-controlling interests	38.11	41.40	41.70	35.25	38.41	36.26	20.79	20.83	16.02	17.23	17.72

Net income/(loss)	25.99	30.32	30.82	24.78	29.07	27.15	13.04	13.04	8.39	11.01	11.30

Net asset value, December 31, 2014	$113.09	$124.67	$115.03	$116.61	$128.53	$119.06	$138.30	$138.34	$101.12	$111.35	$111.77

Ratios to average net assets (3)
Net investment income/(loss)	-13.72%	-11.36%	-11.36%	-11.32%	-9.17%	-9.17%	-6.27%	-6.27%	-8.35%	-6.27%	-6.27%
Expenses before incentive fees (4)	6.62%	4.26%	4.26%	8.08%	5.92%	5.92%	6.06%	6.06%	8.15%	6.06%	6.02%
Expenses after incentive fees (4)	14.78%	12.41%	12.41%	12.49%	10.34%	10.34%	7.46%	7.46%	9.54%	7.46%	7.46%
Total return before incentive fees (2)	38.00%	40.29%	44.75%	31.40%	33.64%	33.96%	11.80%	11.80%	10.44%	12.37%	12.68%
Total return after incentive fees (2)	29.84%	32.14%	36.60%	26.98%	29.23%	29.54%	10.41%	10.41%	9.05%	10.97%	11.25%

	Equinox Frontier Balanced Fund (6)					Equinox Frontier Select Fund (6)
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2013	$106.29	$102.62	$140.49	$118.80	$118.41	$79.86	$75.53	$104.14
Net operating results:
Interest income	0.03	0.03	0.04	0.04	0.04	0.00	0.00	0.00
Expenses	(9.48)	(6.71)	(8.38)	(7.17)	(7.13)	(7.61)	(5.48)	(6.93)
Net gain/(loss) on investments, net of non-controlling interests	34.70	37.26	47.01	41.35	41.20	23.36	26.77	31.27

Net income/(loss)	25.25	30.58	38.67	34.22	34.11	15.75	21.29	24.34

Net asset value, December 31, 2014	$131.54	$133.20	$179.16	$153.02	$152.52	$95.61	$96.82	$128.48

Ratios to average net assets (3)
Net investment income/(loss)	-8.79%	-5.79%	-5.79%	-5.79%	-5.79%	-9.61%	-6.61%	-6.61%
Expenses before incentive fees (4)	4.92%	1.92%	1.92%	1.92%	1.92%	7.14%	4.14%	4.14%
Expenses after incentive fees (4)	8.82%	5.82%	5.82%	5.82%	5.82%	9.61%	6.61%	6.61%
Total return before incentive fees (2)	27.65%	33.69%	31.42%	32.70%	32.70%	22.20%	30.66%	25.85%
Total return after incentive fees (2)	23.76%	29.80%	27.53%	28.80%	28.81%	19.72%	28.19%	23.37%

	Equinox Frontier Winton Fund (6)			Equinox Frontier Heritage Fund (6)
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2013	$139.59	$138.93	$174.17	$102.05	$98.80	$134.21
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(17.82)	(13.99)	(17.09)	(10.02)	(7.36)	(9.27)
Net gain/(loss) on investments, net of non-controlling interests	54.18	53.24	69.15	38.25	40.49	51.62

Net income/(loss)	36.36	39.25	52.06	28.23	33.13	42.35

Net asset value, December 31, 2014	$175.95	$178.18	$226.23	$130.28	$131.93	$176.56

Ratios to average net assets (3)
Net investment income/(loss)	-12.22%	-9.22%	-9.22%	-9.68%	-6.67%	-6.67%
Expenses before incentive fees (4)	7.09%	4.09%	4.09%	6.53%	3.53%	3.53%
Expenses after incentive fees (4)	12.22%	9.22%	9.22%	9.68%	6.67%	6.67%
Total return before incentive fees (2)	31.18%	33.38%	35.02%	30.81%	36.68%	34.70%
Total return after incentive fees (2)	26.05%	28.25%	29.89%	27.66%	33.53%	31.56%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees.
(4)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.
(5)	Class 3 began operations on February 24, 2014.
(6)	Class 1AP began operations on July 31, 2014.

	Equinox Frontier Diversified Fund		Equinox Frontier Masters Fund			Equinox Frontier Long/Short Commodity Fund (5)
	Class 1	Class 2	Class 1	Class 2	Class 3	Class 2	Class 3	Class 1a	Class 2a	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2012	$94.40	$100.48	$101.11	$107.61	$88.01	$145.65	$145.69	$108.58	$115.45	$109.60
Net operating results:
Interest income	1.53	1.64	1.66	1.78	2.25	3.15	2.93	2.48	2.69	2.46
Expenses	(6.23)	(4.55)	(7.08)	(5.42)	(4.74)	(9.03)	(8.41)	(9.30)	(7.72)	(7.06)
Net gain/(loss) on investments, net of non-controlling interests	(2.60)	(3.22)	(3.86)	(4.51)	6.38	(14.51)	(14.91)	(9.03)	(10.08)	(4.53)

Net income/(loss)	(7.30)	(6.13)	(9.28)	(8.15)	3.90	(20.39)	(20.39)	(15.85)	(15.11)	(9.13)

Net asset value, December 31, 2013	$87.10	$94.35	$91.83	$99.46	$91.91	$125.26	$125.30	$92.73	$100.34	$100.47

Ratios to average net assets (3)
Net investment income/(loss)	-5.34%	-3.08%	-5.62%	-3.51%	-2.74%	-4.55%	-4.55%	-6.68%	-4.55%	-4.55%
Expenses before incentive fees (4)	6.22%	3.96%	7.34%	5.23%	5.23%	6.98%	6.98%	9.11%	6.98%	6.98%
Expenses after incentive fees (4)	7.07%	4.82%	7.34%	5.23%	5.23%	6.98%	6.98%	9.11%	6.98%	6.98%
Total return before incentive fees (2)	-6.88%	-5.25%	-9.18%	-7.57%	4.43%	-14.00%	-14.00%	-14.60%	-13.09%	-8.33%
Total return after incentive fees (2)	-7.73%	-6.10%	-9.18%	-7.57%	4.43%	-14.00%	-14.00%	-14.60%	-13.09%	-8.33%

	Equinox Frontier Balanced Fund				Equinox Frontier Select Fund
	Class 1	Class 2	Class 2a	Class 3a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2012	$116.32	$149.20	$124.36	$123.96	$78.66	$99.55
Net operating results:
Interest income	0.20	0.26	0.22	0.22	0.96	1.23
Expenses	(6.13)	(3.73)	(3.13)	(3.12)	(5.29)	(3.72)
Net gain/(loss) on investments, net of non-controlling interests	(4.10)	(5.24)	(2.65)	(2.65)	5.53	7.08

Net income/(loss)	(10.03)	(8.71)	(5.56)	(5.55)	1.20	4.59

Net asset value, December 31, 2013	$106.29	$140.49	$118.80	$118.41	$79.86	$104.14

Ratios to average net assets (3)
Net investment income/(loss)	-5.47%	-2.46%	-2.46%	-2.46%	-5.43%	-2.43%
Expenses before incentive fees (4)	4.77%	1.77%	1.77%	1.77%	6.63%	3.63%
Expenses after incentive fees (4)	5.65%	2.65%	2.65%	2.65%	6.63%	3.63%
Total return before incentive fees (2)	-7.74%	-4.96%	-3.59%	-3.60%	1.53%	4.61%
Total return after incentive fees (2)	-8.62%	-5.84%	-4.47%	-4.48%	1.53%	4.61%

	Equinox Frontier Winton Fund		Equinox Frontier Heritage Fund (6)
	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2012	$130.73	$158.30	$94.55	$120.67
Net operating results:
Interest income	0.98	1.20	0.61	0.79
Expenses	(9.15)	(6.29)	(5.85)	(3.73)
Net gain/(loss) on investments, net of non-controlling interests	17.03	20.96	12.74	16.48

Net income/(loss)	8.86	15.87	7.50	13.54

Net asset value, December 31, 2013	$139.59	$174.17	$102.05	$134.21

Ratios to average net assets (3)
Net investment income/(loss)	-6.08%	-3.08%	-5.30%	-2.30%
Expenses before incentive fees (4)	6.48%	3.48%	5.84%	2.83%
Expenses after incentive fees (4)	6.81%	3.81%	5.92%	2.92%
Total return before incentive fees (2)	7.11%	10.35%	8.02%	11.31%
Total return after incentive fees (2)	6.78%	10.03%	7.93%	11.22%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees.
(4)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.
(5)	Class 3a operations began June 17, 2013.
(6)	Class 3 operations began December 16, 2013.

8. Derivative Instruments and Hedging Activities

The Series’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Series do not enter into or hold positions for hedging purposes as defined under ASC 815, Derivatives and Hedging (“ASC 815”). The detail of the fair value of the Series’ derivatives by instrument types as of December 31, 2015 and 2014 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to each Series’ position in swap contracts.

The following tables summarize the monthly averages of futures contracts bought and sold for each respective Series of the Trust:

For the Year Ended December 31, 2015

Monthly average contracts:	Bought	Sold
Equinox Frontier Balanced Fund	5,930	6,000
Equinox Frontier Winton Fund	629	697
Equinox Frontier Diversified Fund	7,657	7,698
Equinox Frontier Select Fund	2,213	2,285

For the Year Ended December 31, 2014

Monthly average contracts:	Bought	Sold
Equinox Frontier Long/Short Commodity Fund	3,583	3,892
Equinox Frontier Balanced Fund	8,795	8,811
Equinox Frontier Diversified Fund	9,017	8,941

For the Year Ended December 31, 2013

Monthly average contracts:	Bought	Sold
Equinox Frontier Long/Short Commodity Fund	11,733	14,063
Equinox Frontier Balanced Fund	23,157	23,954
Equinox Frontier Diversified Fund	8	29

The following tables summarize the trading revenues for the years ended December 31, 2015, 2014 and 2013 by sector:

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ending December 31, 2015

Type of contract	Equinox Frontier Diversified Fund	Equinox Frontier Balanced Fund	Equinox Frontier Select Fund	Equinox Frontier Winton Fund
Metals	$(290,825)	$(1,177,902)	$318,485	$1,193,164
Currencies	1,383,673	(1,439,511)	(1,139,499)	(708,080)
Energies	583,688	1,689,728	2,554,163	4,578,349
Agriculturals	(393,721)	(713,403)	(430,337)	163,315
Interest rates	4,591,068	2,060,482	465,975	2,023,333
Stock indices	2,725,801	(584,380)	(383,178)	(3,884,112)

Realized trading income/(loss) (1)	$8,599,684	$(164,986)	$1,385,609	$3,365,969

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ending December 31, 2014

Type of contract	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Balanced Fund	Equinox Frontier Diversified Fund
Metals	$(60,704)	$395,916	$(137,422)
Currencies	(278,672)	4,230,277	2,058,953
Energies	(1,920,468)	514,658	1,116,359
Agriculturals	(252,807)	712,902	1,285,340
Interest rates	(223,175)	10,131,219	7,556,999
Stock indices	154,966	1,678,771	3,975,474

Realized trading income/(loss) (1)	$(2,580,860)	$14,306,201	$15,855,703

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

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2015

Type of contract	Equinox Frontier Diversified Fund	Equinox Frontier Balanced Fund	Equinox Frontier Select Fund	Equinox Frontier Winton Fund
Metals	$826,351	$98,396	$341,471	$(258,245)
Currencies	(193,292)	326,929	68,644	(1,135,570)
Energies	147,793	(655,732)	(87,484)	(477,721)
Agriculturals	90,444	(27,073)	(193,259)	195,067
Interest rates	(924,670)	(1,209,945)	(1,031,494)	(587,015)
Stock indices	503,775	(155,839)	(298,237)	136,082

Change in unrealized trading income/(loss) (1)	$450,401	$(1,623,264)	$(1,200,359)	$(2,127,402)

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

The following tables present gross and net information about the Series’ assets and liabilities subject to master netting arrangements as disclosed on the statements of financial condition as of December 31, 2015 and 2014.

As of December 31, 2015	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition
Equinox Frontier Balanced Fund
Open Trade Equity/(Deficit)	$26,882	$(15,352)	$11,530
Swap Contracts	19,157,520	—	19,157,520
Equinox Frontier Diversified Fund
Swap Contracts	$8,685,849	$—	$8,685,849
Equinox Frontier Long/Short Commodity Fund
Swap Contracts	$4,332,428	$—	$4,332,428
Equinox Frontier Heritage Fund
Swap Contracts	$7,960,268	$—	$7,960,268
Equinox Frontier Select Fund
Open Trade Equity/(Deficit)	$495,020	$(32,681)	$462,339
Equinox Frontier Winton Fund
Open Trade Equity/(Deficit)	$768,118	$(168,539)	$599,579

As of December 31, 2014	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition
Equinox Frontier Balanced Fund
Open Trade Equity/(Deficit)	$4,281,391	$(983,842)	$3,297,549
Swap Contracts	18,246,954	$—	18,246,954
Equinox Frontier Diversified Fund
Open Trade Equity/(Deficit)	$3,215,206	$—	$3,215,206
Options Purchased	288,413	—	288,413
Options Written	—	(253,018)	(253,018)
Swap Contracts	$6,570,408	$—	$6,570,408
Equinox Frontier Long/Short Commodity Fund
Swap Contracts	$3,633,060	$—	$3,633,060
Equinox Frontier Heritage Fund
Swap Contracts	$7,540,465	$—	$7,540,465

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

11. Subsequent Events

None.

Report of Independent Registered Public Accounting Firm

To the Executive Committee

Equinox Frontier Funds

We have audited the accompanying consolidated statements of financial condition, including the consolidated condensed schedules of investments, of Equinox Frontier Funds (the Trust) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in owners’ capital, and cash flows for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Equinox Frontier Funds as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

Denver, Colorado

March 30, 2016

Equinox Frontier Funds

Consolidated Statements of Financial Condition

December 31, 2015 and 2014

	12/31/15	12/31/14
ASSETS
Cash and cash equivalents	$13,975,625	$18,977,844
U.S. Treasury securities, at fair value	117,478,438	139,953,516
Receivable from futures commission merchants	72,731,570	65,911,348
Open trade equity, at fair value	—	14,824,422
Options purchased, at fair value	526,288	9,075,883
Swap contracts, at fair value	40,136,065	35,990,887
Prepaid service fees	24,251	16,042
Interest receivable	2,039,516	2,151,018
Receivables from related parties	3,120	5,661
Other assets	17	500,010

Total Assets	$246,914,890	$287,406,631

LIABILITIES & CAPITAL
LIABILITIES
Open trade deficit, at fair value	$4,348,870	$—
Written options, at fair value	165,760	8,963,838
Pending owner additions	36,462	41,954
Owner redemptions payable	612,170	159,066
Incentive fees payable to Managing Owner	382,136	6,665,328
Management fees payable to Managing Owner	402,943	468,154
Interest payable to Managing Owner	162,121	203,086
Trading fees payable to Managing Owner	282,522	324,854
Service fees payable to Managing Owner	273,856	336,115
Payables to related parties	63,744	37,927
Other liabilities	7	—

Total Liabilities	6,730,591	17,200,322

CAPITAL
Managing Owner Units	5,798,155	5,672,261
Limited Owner Units	234,386,144	264,534,048

Total Capital	240,184,299	270,206,309

Total Liabilities and Capital	$246,914,890	$287,406,631

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Fund

Consolidated Condensed Schedule of Investments

December 31, 2015

Description	Fair Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$(96,596)	-0.04%
Various base metals futures contracts (U.S.)	(1,250,449)	-0.52%
Various currency futures contracts (Singapore)	6,824	0.00%
Various currency futures contracts (U.S.)	54,431	0.02%
Various energy futures contracts (Europe)	13,493	0.01%
Various energy futures contracts (Far East)	605	0.00%
Various energy futures contracts (U.S.)	(2,605,923)	-1.08%
Brent Crude Oil Settling 1/29/2016 (Number of Contracts: 546)	(3,709,735)	-1.54%
WTI Crude Oil Settling 5/31/2016 (Number of Contracts: 925)	(7,677,427)	-3.20%
Heating Oil Settling 6/29/2016 (Number of Contracts: 314)	(4,145,156)	-1.73%
Various interest rates futures contracts (Canada)	111,674	0.05%
Various interest rates futures contracts (Europe)	(686,234)	-0.29%
Various interest rates futures contracts (Far East)	304,974	0.13%
Various interest rates futures contracts (Oceanic)	(19,910)	-0.01%
Various interest rates futures contracts (U.S.)	(568,406)	-0.24%
Various precious metal futures contracts (U.S.)	(2,773,754)	-1.15%
Various soft futures contracts (Canada)	513	0.00%
Various soft futures contracts (Europe)	73,103	0.03%
Various soft futures contracts (Oceanic)	5,505	0.00%
Various soft futures contracts (U.S.)	349,981	0.15%
Various stock index futures contracts (Canada)	(43,551)	-0.02%
Various stock index futures contracts (Europe)	100,955	0.04%
Various stock index futures contracts (Far East)	(184,632)	-0.08%
Various stock index futures contracts (Oceanic)	(2,642)	0.00%
Various stock index futures contracts (U.S.)	135,830	0.06%

Total Long Futures Contracts	$(22,606,527)	-9.41%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$402,411	0.17%
Various base metals futures contracts (U.S.)	113,542	0.05%
Various currency futures contracts (U.S.)	1,304,853	0.54%
Various energy futures contracts (Europe)	29,608	0.01%
Various energy futures contracts (Far East)	1,430	0.00%
Various energy futures contracts (U.S.)	3,963,547	1.65%
WTI Crude Oil Settling 4/30/2016 (Number of Contracts: 845)	4,039,571	1.68%
WTI Crude Oil Settling 6/29/2016 (Number of Contracts: 756)	3,923,021	1.63%
Heat Oil Settling 8/1/2016 (Number of Contracts: 210)	3,342,927	1.39%
Various interest rates futures contracts (Canada)	912	0.00%
Various interest rates futures contracts (Europe)	130,658	0.05%
Various interest rates futures contracts (Far East)	(18,300)	-0.01%
Various interest rates futures contracts (Oceanic)	(171,001)	-0.07%
Various interest rates futures contracts (U.S.)	148,445	0.06%
Various precious metal futures contracts (Far East)	4,492	0.00%
Various precious metal futures contracts (U.S.)	1,320,899	0.55%
Various precious metal futures contracts (Far East)	(2,639)	0.00%
Various soft futures contract (Europe)	(10,130)	0.00%
Various soft futures contracts (Canada)	(1,321)	0.00%
Various soft futures contracts (Europe)	49,202	0.02%
Various soft futures contracts (Far East)	(1,348)	0.00%
Various soft futures contracts (Singapore)	930	0.00%
Various soft futures contracts (U.S.)	(364,588)	-0.15%
Various stock index futures contracts (Africa)	(10,962)	0.00%
Various stock index futures contracts (Canada)	(23,117)	-0.01%
Various stock index futures contracts (Europe)	(23,385)	-0.01%
Various stock index futures contracts (Far East)	87,447	0.04%
Various stock index futures contracts (Mexico)	790	0.00%
Various stock index futures contracts (Oceanic)	(12,679)	-0.01%
Various stock index futures contracts (U.S.)	(39,052)	-0.02%
Various stock index futures contracts (Warsaw)	(3,926)	0.00%

Total Short Futures Contracts	$18,182,237	7.57%

Description	Fair Value	% of Total Capital (Net Asset Value)
CURRENCY FORWARDS *
Various currency forwards contracts	$75,418	0.03%

Total Currency Forwards	$75,418	0.03%

Total Open Trade Equity (Deficit)	$(4,348,872)	-1.81%

OPTIONS PURCHASED *
Various energy futures contracts (U.S.)	$154,530	0.06%
Various stock index futures contracts (U.S.)	371,758	0.15%

Total Options Purchased	$526,288	0.21%

OPTIONS WRITTEN *
Various energy futures contracts (U.S.)	$(165,760)	-0.07%

Total Options Written	$(165,760)	-0.07%

SWAPS (1)
Frontier Brevan Howard swap (U.S.)	$7,960,269	3.31%
Frontier XXXIV Balanced select swap (U.S.)	19,157,519	7.98%
Frontier XXXV Diversified select swap (U.S.)	8,685,849	3.62%
Frontier XXXVII L/S select swap (U.S.)	4,332,428	1.80%

Total Swaps	$40,136,065	16.71%

U.S. TREASURY SECURITIES

FACE VALUE	Fair Value	Fair Value
$67,000,000 US Treasury Note 6.000% due 02/15/2026 (Cost $99,934,764)	$89,465,938	37.25%
$20,000,000 US Treasury Note 6.875% due 08/15/2025 (Cost $28,322,622)	28,012,500	11.66%

Total U.S. Treasury Securities	$117,478,438	48.91%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Funds

Consolidated Condensed Schedule of Investments

December 31, 2014

Description	Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$(4,211,885)	-1.56%
Various base metals futures contracts (U.S.)	(61,850)	-0.02%
Various currency futures contracts (U.S.)	300,870	0.11%
Various energy futures contracts (Europe)	(12,920)	0.00%
Various energy futures contracts (Far East)	(2,738)	0.00%
Various energy futures contracts (U.S.)	(24,310,145)	-9.00%
Various interest rates futures contracts (Canada)	184,352	0.07%
Various interest rates futures contracts (Europe)	3,676,039	1.36%
Various interest rates futures contracts (Far East)	585,956	0.22%
Various interest rates futures contracts (Oceanic)	558,353	0.21%
Various interest rates futures contracts (U.S.)	278,768	0.10%
Various precious metal futures contracts (Far East)	6,195	0.00%
Various precious metal futures contracts (U.S.)	(113,453)	-0.04%
Various soft futures contracts (Canada)	(1,360)	0.00%
Various soft futures contracts (Europe)	33,841	0.01%
Various soft futures contracts (Oceanic)	(864)	0.00%
Various soft futures contracts (U.S.)	(2,494,615)	-0.92%
Various stock index futures contracts (Canada)	63,167	0.02%
Various stock index futures contracts (Europe)	569,188	0.21%
Various stock index futures contracts (Far East)	26,010	0.01%
Various stock index futures contracts (Oceanic)	44,530	0.02%
Various stock index futures contracts (U.S.)	1,412,847	0.52%

Total Long Futures Contracts	$(23,469,714)	-8.68%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$3,745,111	1.39%
Various base metals futures contracts (U.S.)	101,600	0.04%
Various currency futures contracts (Far East)	(3,383)	0.00%
Various currency futures contracts (U.S.)	2,737,797	1.01%
Various energy futures contracts (Europe)	49,517	0.02%
Various energy futures contracts (Far East)	5,389	0.00%
Various energy futures contracts (U.S.)	12,381,217	4.58%
Brent Crude Oil Last Day Settling 2/12/2015 (Number of Contracts: 229)	2,871,660	1.06%
Crude Oil Settling 12/1/2015 (Number of Contracts: 718)	11,036,122	4.08%
NYH RBOB Unleaded Gas Settling 12/30/2015 (Number of Contracts: 388)	4,267,957	1.58%
Various interest rates futures contracts (Canada)	6,583	0.00%
Various interest rates futures contracts (Europe)	(351,916)	-0.13%
Various interest rates futures contracts (Far East)	(28,461)	-0.01%
Various interest rates futures contracts (Oceanic)	(6,445)	0.00%
Various interest rates futures contracts (U.S.)	(602,696)	-0.22%
Various precious metal futures contracts (Far East)	(1,052)	0.00%
Various precious metal futures contracts (U.S.)	275,350	0.10%
Various soft futures contracts (Canada)	(194)	0.00%
Various soft futures contracts (Europe)	117,563	0.04%
Various soft futures contracts (Far East)	(4,709)	0.00%
Various soft futures contracts (U.S.)	2,823,283	1.04%
Various stock index futures contracts (Africa)	(8,891)	0.00%
Various stock index futures contracts (Europe)	(37,839)	-0.01%
Various stock index futures contracts (Far East)	6,134	0.00%
Various stock index futures contracts (Mexico)	(4,380)	0.00%
Various stock index futures contracts (Oceanic)	(9,866)	0.00%

Total Short Futures Contracts	$39,226,510	14.52%

CURRENCY FORWARDS *
Various currency forwards contracts (NA)	$(932,374)	-0.35%

Total Currency Forwards	$(932,374)	-0.35%

Total Open Trade Equity (Deficit)	$14,824,422	5.49%

Description	Value	% of Total Capital (Net Asset Value)
OPTIONS PURCHASED *
Various energy futures contracts (U.S.)	$8,407,670	3.11%
Various soft futures contracts (U.S.)	379,800	0.14%
Various stock index futures contracts (U.S.)	288,413	0.11%

Total Options Purchased	$9,075,883	3.36%

OPTIONS WRITTEN *
Various energy futures contracts (U.S.)	$(8,234,010)	-3.05%
Various soft futures contracts (U.S.)	(476,810)	-0.18%
Various stock index futures contracts (U.S.)	(253,018)	-0.09%

Total Options Written	$(8,963,838)	-3.32%

SWAPS (1)
Frontier XXXIV Balanced select swap (U.S.)	$7,540,466	2.79%
Frontier Brevan Howard swap (U.S.)	18,246,952	6.75%
Frontier XXXV Diversified select swap (U.S.)	6,570,409	2.43%
Frontier XXXVII L/S select swap (U.S.)	3,633,060	1.34%

Total Swaps	$35,990,887	13.31%

U.S. TREASURY SECURITIES

FACE VALUE	Fair Value	Fair Value
$15,000,000 US Treasury Note 2.250% due 11/15/2024 (Cost $14,966,695)	$15,101,953	5.59%
$75,000,000 US Treasury Note 6.000% due 02/15/2026 (Cost $99,579,227)	95,954,688	35.51%
$20,000,000 US Treasury Note 6.875% due 08/15/2025 (Cost $28,322,622)	28,896,875	10.69%

Total U.S. Treasury Securities	$139,953,516	51.79%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Funds

Consolidated Statements of Operations

For the Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
Investment income:
Interest—net	$1,034,549	$1,121,287	$4,195,527

Total Income	1,034,549	1,121,287	4,195,527

Expenses:
Incentive Fees	5,723,374	11,993,289	2,300,285
Management Fees	5,028,224	5,857,792	8,403,814
Service Fees—Class 1	4,309,654	4,357,428	7,118,910
Trading Fees	3,452,315	3,327,096	5,588,902

Total Expenses	18,513,567	25,535,605	23,411,911

Investment income/(loss)—net	(17,479,018)	(24,414,318)	(19,216,384)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	34,717,764	56,215,423	(12,444,197)
Net change in open trade equity/(deficit)	(19,985,903)	(1,839,399)	13,437,427
Net realized gain/(loss) on swap contracts	—	—	(3,555,134)
Net unrealized gain/(loss) on swap contracts	3,145,177	14,538,860	1,539,551
Net realized gain/(loss) on U.S. Treasury securities	1,146,411	(429,638)	1,078,008
Net unrealized gain/(loss) on U.S. Treasury securities	(2,972,057)	13,833,243	(7,106,104)
Trading commissions	(2,741,423)	(3,832,184)	(4,862,596)

Net gain/(loss) on investments	13,309,969	78,486,305	(11,913,045)

NET INCREASE/(DECREASE) IN CAPITAL
RESULTING FROM OPERATIONS	$(4,169,049)	$54,071,987	$(31,129,429)

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Funds

Consolidated Statement of Changes in Owners’ Capital

For the Years Ended December 31, 2015, 2014 and 2013

	Managing Owner	Limited Owners	Total
Owners’ Capital, December 31, 2012	$6,287,766	$513,697,957	$519,985,723
Sale of Units	586,202	12,172,854	12,759,056
Redemption of Units	(1,586,194)	(199,006,861)	(200,593,055)
Net increase/(decrease) in Owners’ Capital resulting from operations	(486,258)	(30,643,171)	(31,129,429)

Owners’ Capital, December 31, 2013	4,801,516	296,220,779	301,022,295
Sale of Units	23,159	15,657,259	15,680,418
Redemption of Units	(317,674)	(100,250,717)	(100,568,391)
Net increase/(decrease) in Owners’ Capital resulting from operations	1,165,260	52,906,727	54,071,987

Owners’ Capital, December 31, 2014	5,672,261	264,534,048	270,206,309
Sale of Units	—	19,606,202	19,606,202
Redemption of Units	—	(46,670,773)	(46,670,773)
Payment made by Managing Owner	—	1,211,610	1,211,610
Net increase/(decrease) in Owners’ Capital resulting from operations	125,894	(4,294,943)	(4,169,049)

Owners’ Capital, December 31, 2015	$5,798,155	$234,386,144	$240,184,299

The consolidated Trust is not unitized as are the individual Series of the Trust

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Funds

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(4,169,049)	$54,071,987	$(31,129,429)
Adjustments to reconcile net increase/(decrease) in capital
resulting from operations to net cash provided by (used in)
operating activities:
Change in:
Net change in open trade equity/deficit	19,173,292	850,228	(17,493,114)
Net change in options purchased	8,549,595	(6,042,013)	10,901,243
Net change in options written	(8,798,078)	7,741,316	(2,976,676)
Net unrealized (gain)/loss on swap contracts	(3,145,177)	(14,535,358)	(1,539,551)
Net realized (gain)/loss on swap contracts	—	—	3,555,134
Net unrealized (gain)/loss on U.S. Treasury securities	2,972,057	(13,833,243)	7,106,104
Net realized (gain)/loss on U.S. Treasuries securities	(1,146,411)	429,638	(1,078,008)
(Purchases) sales of:
Sales of swap contracts	—	—	20,698,367
(Purchases) of swap contracts	(1,000,000)	—	(21,880,000)
(Purchases) of U.S. Trasury securities	(21,196,875)	(14,984,410)	(199,626,688)
Sales of U.S. Treasury securities	39,359,391	82,112,859	17,921,554
Sales of custom time deposits	—	—	311,468,033
U.S. Treasury interest and premium paid/amortized	2,486,916	—	—
Increase and/or decrease in:
Receivable from futures commission merchants	(6,820,222)	(4,768,450)	86,886,331
Distributions from trading companies	—	—	—
Prepaid service fees	(8,209)	4,010	120,151
Interest receivable	111,502	501,949	(2,401,337)
Receivable from related parties	2,541	390	(6,051)
Other assets	499,993	(499,955)	34,989
Incentive fees payable to Managing Owner	(6,283,192)	5,254,068	679,141
Management fees payable to Managing Owner	(65,211)	(137,065)	(398,444)
Interest payable to Managing Owner	(40,965)	(78,476)	(287,553)
Trading fees payable to Managing Owner	(42,332)	(36,543)	(240,936)
Service fees payable to Managing Owner	(62,259)	(68,919)	(247,466)
Payables to related parties	25,817	18,978	(19,976)
Other liabilities	6	—	(51,485)

Net cash provided by (used in) operating activities	20,403,130	96,000,991	179,994,333

Cash Flows from Financing Activities:
Proceeds from sale of capital	19,606,202	15,680,430	12,759,044
Payment for redemption of capital	(46,670,773)	(100,568,391)	(200,593,055)
Payment from the Managing Owner	1,211,610	—	—
Pending owner additions	(5,492)	7,842	(126,560)
Redemptions payable	453,104	(1,445,885)	174,313

Net cash provided by (used in) financing activities	(25,405,349)	(86,326,004)	(187,786,258)

Net increase (decrease) in cash and cash equivalents	(5,002,219)	9,674,987	(7,791,925)
Cash and cash equivalents, beginning of period	18,977,844	9,302,857	17,094,782

Cash and cash equivalents, end of period	$13,975,625	$18,977,844	$9,302,857

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

The Trust, with respect to each Series:

•	engages in the speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts), and may, from time to time, engage in cash and spot transactions;

•	allocates funds to a limited liability trading company or companies (“Trading Company” or “Trading Companies”). Except as otherwise described in these notes, each Trading Company has one-year renewable contracts with its own independent commodity trading advisor(s), or each, a Trading Advisor, that will manage all or a portion of such Trading Company’s assets and make the trading decisions for the assets of each Series vested in such Trading Company. Each Trading Company will segregate its assets from any other Trading Company;

•	maintains separate, distinct records for each Series, and accounts for the assets of each Series separately from the other Series;

•	calculates the Net Asset Value (“NAV”) of its Units for each Series separately from the other Series;

•	has an investment objective of increasing the value of each Series’ Units over the long term (capital appreciation), while managing risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments;

•	maintains each Series of Units in between two to seven sub-classes—Class 1, Class 1AP, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of any Series are charged a service fee of up to three percent (3.0%) annually of the NAV of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1, Class 1a and Class 1AP Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the NAV at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to selling agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Equinox Frontier Diversified Fund, and Equinox Frontier Masters Fund or Class 2a Units of the Equinox Frontier Long/Short Commodity Fund sold) until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series. The Managing Owner may also pay selling agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such selling agents; and

•	all payments made to selling agents who are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and their associated persons that constitute underwriting compensation will be subject to the limitations set forth in Rule 2310(b)(4)(B)(ii) (formerly Rule 2810(b)(4)(B)(ii)) of the Conduct Rules of FINRA (“Rule 2310”). An investor’s Class 1 Units or Class 2 Units of any Series, or Class 1a Units or Class 2a Units of the Equinox Frontier Long/Short Commodity Fund or Equinox Frontier Balanced Fund will be classified as Class 3 or Class 3a Units of such Series, as applicable, when the Managing Owner determines that the fee limitation set forth in Rule 2310 with respect to such Units has been reached or will be reached. No service fees are paid with respect to Class 3 or Class 3a Units. Units of any Class in a Series may be redeemed, in whole or in part, on a daily basis, at the then current NAV per Unit for such Series on the day of the week after the date the Managing Owner is in receipt of a redemption request for at least one (1) Business Day to be received by the Managing Owner prior to 4:00 PM in New York.

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

As of December 31, 2015, the Trust, with respect to the Equinox Frontier Diversified Fund, Equinox Frontier Masters Fund, Equinox Frontier Select Fund, Equinox Frontier Winton Fund and Equinox Frontier Heritage Fund separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Equinox Frontier Balanced Fund and the Equinox Frontier Long/Short Commodity Fund separates Units into a maximum of six separate Classes—Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a. It is expected that between 10% and 30% of each Series’ assets normally will be invested in one or more Trading Companies to be committed as margin for trading positions, but from time to time these percentages may be substantially more or less. The remainders of each Series’ assets are maintained at the Trust level for cash management. Each of the respective Series has invested monies into pooled cash management assets which have included purchases of U.S. Treasury Securities. Each Series’ ownership in these investments is based on its percentage ownership in the pooled cash management assets on the reporting date.

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

Income Taxes—The Trust applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust for the year ended December 31, 2015. The 2012 through 2015 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

In the opinion of the Managing Owner, (i) the Trust is treated as a partnership for Federal income tax purposes and, assuming that at least 90% of the gross income of the Trust constitutes “qualifying income” within the meaning of Section 7704(d) of the Code, the Trust is not a publicly traded partnership treated as a corporation, and (ii) the discussion set forth in the Prospectus under the heading “Federal Income Tax Consequences” correctly summarizes the material Federal income tax consequences as of the date of the Prospectus to potential U.S. Limited Owners of the purchase, ownership and disposition of Series Units of the Trust.

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

Recently Issued Accounting Pronouncements—In May 2015, the FASB issued ASU No. 2015-07, “Fair Value Measurement (Topic 820)—Disclosures for Investments in Certain Entities That Calculate Net Asset Value per

Share (or Its Equivalent).” ASU No. 2015-07 removes the requirement to include investments in the fair value hierarchy for which the fair value is measured at NAV using the practical expedient under “Fair Value Measurements and Disclosures (Topic 820).” ASU No. 2015-07 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. ASU No. 2015-07 is required to be applied retrospectively to all periods presented beginning in the year of adoption. Early adoption is permitted. Since ASU No. 2015-07 will only impact the firm’s disclosures, adoption will not affect the Trust’s financial condition, results of operations, or cash flows.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 one year making it effective for annual reporting periods beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Trust has not yet selected a transition method and is currently evaluating the effect that the standard will have on the consolidated financial statements.”

“Subsequent Events—The Trust follows the provisions of ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date and up through the date the financial statements are issued. No events or transactions requiring recognition or disclosure have been identified.

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

The Managing Owner has chartered a valuation committee to provide oversight of the valuation process for the Series. The valuation committee meets at least monthly to discuss the valuation process and any valuation issues that may arise. The valuation committee is comprised of senior members of the Managing Owner’s management team with varying areas of expertise that add value to the committee. The valuation committee reports to both the Managing Owner’s Management Committee and the Trust’s Executive Committee. The valuation committee further remains in communication with the Managing Owner’s Due Diligence Committee that provides ongoing counterparty risk monitoring of the swap counterparties. The valuation committee’s designee monitors daily pricing valuation provided by the swap counterparty and daily valuation provided by the third party pricing service to ensure the change in fair value is reasonable and valuations are in accordance with current regulations and best practices. The valuation committee may request a price challenge if the daily valuation provided by the counterparty differs significantly from the valuation obtained by the pricing service. The Managing Owner’s valuation committee monitors some additional input factors such as liquidity, volatility, and counterparty risk in order to further review the valuations provide by the pricing service

The following table summarizes the instruments that comprise the Trust’s financial asset portfolio, by Series, measured at fair value on a recurring basis as of December 31, 2015 and 2014, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

December 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Open Trade Equity (Deficit)	$(4,424,290)	$75,418	$—	$(4,348,870)
Swap Contracts	—	—	40,136,065	40,136,065
U.S. Treasury Securities	117,478,438	—	—	117,478,438
Purchased Options	—	526,288	—	526,288
Written Options	—	(165,760)	—	(165,760)

December 31, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Open Trade Equity (Deficit)	$15,756,796	$(932,374)	$—	$14,824,422
Swap Contracts	—	—	35,990,887	35,990,887
U.S. Treasury Securities	139,953,518	—	—	139,953,518
Purchased Options	—	9,075,883	—	9,075,883
Written Options	—	(8,963,838)	—	(8,963,838)

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the statements of operations.

For the Year ended December 31, 2015
Balance of recurring Level 3 assets as of January 1, 2015	$35,990,887
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	3,145,178
Purchases of investments	1,000,000
Sales of investments	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of December 31, 2015	$40,136,065

For the Year ended December 31, 2014
Balance of recurring Level 3 assets as of January 1, 2014	$21,455,529
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	14,535,358
Purchases of investments	—
Sales of investments	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of December 31, 2014	$35,990,887

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

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2015:

Swaps	$3,145,177

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2014:

Swaps	$14,535,358

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2013:

Swaps	$1,539,551

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of December 31, 2015 and 2014, approximately 9.3% or $22,873,000 and 7.6% or $21,873,000, respectively, of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain Swaps and is recorded as Swap Contracts, at fair value on the Statements of Financial Condition of the Trust. This cash held with the counterparty is not restricted.

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

The Trust had invested in the following swaps as of and for the year ended December 31, 2015:

	Brevan Howard Total Return Swap	XXXIV Balanced Select Swap Total Return Swap	XXXV Diversified Select Swap Total Return Swap	XXXVII L/S Select Swap Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$12,663,283	$22,580,043	$13,851,707	$1,877,592
Termination Date	3/26/2018	8/2/2018	8/2/2018	8/7/2018
Cash Collateral	$5,993,000	$9,600,000	$3,400,000	$3,880,000
Swap Value	$1,967,269	$9,557,519	$5,285,749	$452,428
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0

Change in Unrealized Gain/(Loss)	$419,803	$910,566	$2,115,441	($300,633)

Fair Value as of 12/31/2015	$7,960,269	$19,157,519	$8,685,849	$4,332,428

The Trust had invested in the following swaps as of and for the year ended December 31, 2014:

	Brevan Howard Total Return Swap	XXXIV Balanced Select Swap Total Return Swap	XXXV Diversified Select Swap Total Return Swap	XXXVII L/S Select Swap Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$17,663,283	$67,610,098	$35,500,000	$13,590,513
Termination Date	3/26/2018	8/2/2018	8/2/2018	8/7/2018
Cash Collateral	$5,993,000	$9,600,000	$3,400,000	$2,880,000
Swap Value	$1,547,465	$8,646,954	$3,170,408	$753,060
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0

Unrealized Gain/(Loss)	$2,105,282	$8,120,784	$3,132,777	$1,176,515

Fair Value as of 12/31/2014	$7,540,465	$18,246,954	$6,570,408	$3,633,060

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

As of December 31, 2015, the Trust has a payable to the Managing Owner in the amounts of $382,136, $402,943, $162,121, $282,522 and $273,856 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

As of December 31, 2014, the Trust has a payable to the Managing Owner in the amounts of $6,665,328, $468,154, $203,086, $324,854, and $336,115 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

For the year ended December 31, 2015, the Trust paid the Managing Owner $5,723,374, $5,028,224, $4,309,654 and $3,452,315 for incentive fees, management fees, service fees, and trading fees, respectively.

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

With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed therefore by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk and enjoys the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months. For the years ended December 31, 2015, 2014 and 2013 amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees were $28,202, ($19,369), and ($18,328) respectively.

Aggregate interest income from all sources, including assets held at clearing brokers, of up to 2% (annualized) is paid to the Managing Owner by the Equinox Frontier Balanced Fund (Class 1 and Class 2 only), Equinox Frontier Winton Fund, Equinox Frontier Select Fund and Equinox Frontier Heritage Fund. For the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund, Equinox Frontier Masters Fund, and Equinox Frontier Balanced Fund (Class 1a and Class 2a only), 20% of the total interest allocated to each Series is paid to the Managing Owner. During the years ended December 31, 2015, 2014 and 2013, the Trust paid $2,237,965, $2,341,213 and $5,133,860, respectively of such interest income to the Managing Owner. Such amounts are not included in the consolidated statements of operations of the Trust. All other interest income is recorded by the Trust on the consolidated statements of operations.

The Managing Owner, under an amended contract, paid to The Bornhoft Group Corporation, an affiliate of the Trust, an annual payment of $1,100,000 for the first year of the contract and $600,000 for the second year of the contract, and $300,000 for the third and final year for investment and advisor services and 0.1% annually thereafter of the trading level with the Equinox Frontier Balanced Fund in lieu of a monthly service fee. The Managing Owner paid $268,281 and $1,113,677, respectively under this agreement for the years ended December 31, 2014, and 2013, respectively. The contract ended in 2014.

Equinox Financial Group, LLC, an affiliate of the Trust, provides management services for the Managing Owner who paid $955,000, $1,040,000 and 1,415,000, respectively, for the years ended December 31, 2015, 2014 and 2013, respectively.

Solon Capital, LLC, an affiliate of the Trust, provides product development and marketing services. For these services, the Managing Owner paid Solon Capital, LLC, $623,715, $1,136,465 and $1,813,029, respectively, for the years ended December 31, 2015, 2014 and 2013. A portion of the fees paid to Solon were waived for the year ending December 31, 2015.

Equinox Group Distributors LLC, an affiliate under common control of the Managing Owner, serves as wholesaler of the Trust by marketing to broker/dealer organizations.

6. Financial Highlights

The following information presents the financial highlights of the Trust for the year ended December 31, 2015, 2014 and 2013. This data has been derived from the information presented in the consolidated financial statements.

	2015	2014	2013
Ratios to average net assets (1)
Net investment gain/(loss) (1)	-6.70%	-9.32%	-4.72%
Expenses before incentive fees (3)	4.90%	5.17%	5.18%
Expenses after incentive fees (3)	7.10%	9.75%	5.75%
Total return before incentive fees (2)	0.60%	25.23%	-7.08%
Total return after incentive fees (2)	-1.60%	20.65%	-7.64%

(1)	Annualized with the exception of incentive fees.

(2)	Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Consolidated Statements of Operations of the Trust. See footnote 5.

The Trust financial highlights are calculated based upon the Trust’s consolidated financial statements. The consolidated Trust does not issue units and therefore the financial highlights do not disclose any unitized data.

7. Derivative Instruments and Hedging Activities

The Trust’s primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trust does not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trust’s derivatives by instrument types as of December 31, 2015 and 2014 is included in the Consolidated Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trust’s positions in swap contracts.

For the years ended December 31, 2015, 2014 and 2013, the monthly average of futures contracts bought was approximately 40,214, 28,999 and 75,200, respectively and sold was approximately 40,589, 28,961 and 81,900, respectively.

The following tables summarize the trading revenues for the years ended December 31, 2015, 2014 and 2013 by contract type:

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended December 31, 2015 (1)

Type of contract
Metals	$2,815,290
Currencies	20,181
Energies	24,010,764
Agriculturals	(1,076,371)
Interest rates	7,698,430
Stock indices	1,249,470

Realized trading income/(loss) (1)	$34,717,764

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2015 (2)

Type of contract
Metals	$(2,022,111)
Currencies	(661,383)
Energies	(11,513,437)
Agriculturals	(220,936)
Interest rates	(5,067,720)
Stock indices	(500,316)

Change in unrealized trading income/(loss) (2)	$(19,985,903)

(1)	In the Consolidated Statement of Operations under net realized gain/(loss) on futures, forwards and options
(2)	In the Consolidated Statement of Operations under net change in open trade equity (deficit), at fair value.

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended December 31, 2014 (1)

Type of contract
Metals	$(256,981)
Currencies	17,899,627
Energies	3,916,742
Agriculturals	1,567,689
Interest rates	29,064,075
Stock indices	4,024,271

Realized trading income/(loss) (1)	$56,215,423

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2014 (2)

Type of contract
Metals	$(1,062,356)
Currencies	(3,251,824)
Energies	2,821,849
Agriculturals	385,834
Interest rates	4,804,024
Stock indices	(5,536,926)

Change in unrealized trading income/(loss) (2)	$(1,839,399)

(1)	In the Consolidated Statement of Operations under net realized gain/(loss) on futures, forwards and options
(2)	In the Consolidated Statement of Operations under net change in open trade equity (deficit), at fair value.

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

The following tables present gross and net information about the Trust’s assets and liabilities subject the master netting arrangements as disclosed on the consolidated statements of financial condition as of December 31, 2015 and 2014:

Offsetting of Derivative Assets and Liabilities

As of December 31, 2015	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Open Trade Equity/(Deficit)	$2,101,541	$(6,450,413)	$(4,348,870)
Options Purchased	526,288	—	526,288
Options Written	—	(165,760)	(165,760)
Swap Contracts	40,136,065	—	40,136,065

Offsetting of Derivative Assets and Liabilities

As of December 31, 2014	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Open Trade Equity/(Deficit)	$17,120,111	$(2,295,689)	$14,824,422
Options Purchased	9,075,883	—	9,075,883
Options Written	—	(8,963,838)	(8,963,838)
Swap Contracts	35,990,887	—	35,990,887

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

Report of Independent Registered Public Accounting Firm

To the Executive Committee and Equinox Frontier Funds,

as members of the Trading Companies

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of the Frontier Trading Company I, LLC, Frontier Trading Company II, LLC, Frontier Trading Company VII, LLC, Frontier Trading Company XIV, LLC, Frontier Trading Company XV, LLC, Frontier Trading Company XXIII, LLC, Frontier Trading Company XXIX, LLC, Frontier Trading Company XXXIV, LLC, Frontier Trading Company XXXV, LLC, Frontier Trading Company XXXVII, LLC, Frontier Trading Company XXXVIII, LLC, and Frontier Trading Company XXXIX, LLC as of December 31, 2015 and 2014, and the related statements of operations, changes in members’ equity, and cash flows for each of the three years in the period ended December 31, 2015.

We have also audited the statements of operations, changes in members’ equity, and cash flows for Frontier Trading Company V, LLC, Frontier Trading Company XVII, and LLC, Frontier Trading Company XVIII, LLC for each of the three years in the period ended December 31, 2015.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Frontier Trading Company I, LLC, Frontier Trading Company II, LLC, Frontier Trading Company VII, LLC, Frontier Trading Company XIV, LLC, Frontier Trading Company XV, LLC, Frontier Trading Company XXIII, LLC, Frontier Trading Company XXIX, LLC, Frontier Trading Company XXXIV, LLC, Frontier Trading Company XXXV, LLC, Frontier Trading Company XXXVII, LLC, Frontier Trading Company XXXVIII, LLC, and Frontier Trading Company XXXIX, LLC as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Frontier Trading Company V, LLC, Frontier Trading Company XVII, and LLC, Frontier Trading Company XVIII, LLC for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

Denver, Colorado

March 30, 2016

The Trading Companies of the Equinox Frontier Funds

Statements of Financial Condition

December 31, 2015 and 2014

	Frontier Trading Company I, LLC		Frontier Trading Company II, LLC		Frontier Trading Company VII, LLC
	12/31/2015	12/31/2014	12/31/2015	12/31/2014	12/31/2015	12/31/2014
ASSETS
Receivable from futures commission merchants	$22,187,113	$22,731,131	$12,744,570	$10,851,264	$14,330,819	$6,694,318
Open trade equity, at fair value	755,452	3,215,205	599,579	3,473,284	—	3,469,339
Options purchased, at fair value	371,758	288,143	—	—	154,380	8,787,472
Interest receivable	—	—	217	421	—	—

Total Assets	$23,314,323	$26,234,479	$13,344,366	$14,324,969	$14,485,199	$18,951,129

LIABILITIES & MEMBERS’ EQUITY
LIABILITIES
Interest payable	$1,816	$2,027	$—	$—	$238	$170
Options written, at fair value	165,760	253,017	—	—	—	8,710,817
Open trade deficit, at fair value	—	—	—	—	6,482,499	—

Total Liabilities	167,576	255,044	—	—	6,482,737	8,710,987

MEMBERS’ EQUITY (Net Asset Value)	23,146,747	25,979,705	13,344,366	14,324,969	8,002,462	10,240,142

Total Liabilities and Members’ Equity	$23,314,323	$26,234,749	$13,344,366	$14,324,969	$14,485,199	$18,951,129

	Frontier Trading Company XIV, LLC		Frontier Trading Company XV, LLC
	12/31/2015	12/31/2014	12/31/2015	12/31/2014
ASSETS
Receivable from futures commission merchants	$3,409,216	$3,682,543	13,281,153	$13,741,985
Open trade equity, at fair value	34,484	1,024,868	462,340	1,658,917
Interest receivable	211	—	—	68

Total Assets	$3,443,911	$4,707,411	$13,743,493	$15,400,970

LIABILITIES & MEMBERS’ EQUITY
LIABILITIES
Interest payable	$—	$389	$156	$—

Total Liabilities	—	389	156	—

MEMBERS’ EQUITY (Net Asset Value)	3,443,911	4,707,022	13,743,337	15,400,970

Total Liabilities and Members’ Equity	$3,443,911	$4,707,411	$13,743,493	$15,400,970

	Frontier Trading Company XXIII, LLC		Frontier Trading Company XXIX, LLC		Frontier Trading Company XXXIV LLC
	12/31/2015	12/31/2014	12/31/2015	12/31/2014	12/31/2015	12/31/2014
ASSETS
Receivable from futures commission merchants	$3,093,791	$2,631,364	$1,014,896	$1,946,362	$—	$687,693
Open trade equity, at fair value	—	893,605	4,750	—	—	—
Swap contracts, at fair value	—	—	—	—	19,157,522	18,246,955
Interest receivable	—	—	—	23	—	—

Total Assets	$3,093,791	$3,524,969	$1,019,646	$1,946,385	$19,157,522	$18,934,648

LIABILITIES & MEMBERS’ EQUITY
LIABILITIES
Interest payable	$—	$—	$—	$—	$—	$601
Open trade deficit, at fair value	27,706	—	—	279,840	—	—

Total Liabilities	27,706	—	—	279,840	—	601

MEMBERS’ EQUITY (Net Asset Value)	3,066,085	3,524,969	1,019,646	1,666,545	19,157,522	18,934,047

Total Liabilities and Members’ Equity	$3,093,791	$3,524,969	$1,019,646	$1,946,385	$19,157,522	$18,934,648

	Frontier Trading Company XXXV LLC		Frontier Trading Company XXXVII LLC		Frontier Trading Company XXXVIII LLC
	12/31/2015	12/31/2014	12/31/2015	12/31/2014	12/31/2015	12/31/2014
ASSETS
Receivable from futures commission merchants	$—	$—	$—	$—	$2,670,015	$2,944,692
Open trade equity, at fair value	—	—	—	—	304,878	1,369,043
Swap contracts, at fair value	8,685,850	6,570,409	4,332,427	3,633,060	—	—

Total Assets	$8,685,850	$6,570,409	$4,332,427	$3,633,060	$2,974,893	$4,313,735

LIABILITIES & MEMBERS’ EQUITY
LIABILITIES
Interest payable	$—	$—	$—	$—	$198	$52

Total Liabilities	—	—	—	—	198	52

MEMBERS’ EQUITY (Net Asset Value)	8,685,850	6,570,409	4,332,427	3,633,060	2,974,695	4,313,683

Total Liabilities and Members’ Equity	$8,685,850	$6,570,409	$4,332,427	$3,633,060	$2,974,893	$4,313,735

	Frontier Trading Company XXXIX LLC
	12/31/2015	12/31/2014
ASSETS
Swap contracts, at fair value	$7,960,269	$7,540,466

Total Assets	$7,960,269	$7,540,466

LIABILITIES & MEMBERS’ EQUITY
LIABILITIES
Other liabilities	$—	$—

Total Liabilities	—	—

MEMBERS’ EQUITY (Net Asset Value)	7,960,269	7,540,466

Total Liabilities and Members’ Equity	$7,960,269	$7,540,466

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Equinox Frontier Funds

Condensed Schedule of Investments

December 31, 2015

	Frontier Trading Company I LLC		Frontier Trading Company II LLC		Frontier Trading Company VII LLC		Frontier Trading Company XIV LLC
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$(91,615)	-0.39%	$(1,294)	-0.01%	$—	0.00%	$46,701	1.36%
Various base metals futures contracts (U.S.)	—	0.00%	—	0.00%	(114,553)	-1.43%	—	0.00%
Copper Settling 12/30/2016 (number of contracts: 93)	—	0.00%	—	0.00%	(1,141,221)	-14.26%	—	0.00%
Various currency futures contracts (U.S.)	104,988	0.45%	(26,609)	-0.20%	6,605	0.08%	4,514	0.13%
Various energy futures contracts (U.S.)	(20,148)	-0.09%	—	0.00%	(389,699)	-4.87%	(247,935)	-6.91%
Brent Crude Oil Settling 1/26/2016 (number of contracts: 546)	—	0.00%	—	0.00%	(3,709,735)	-46.36%	—	0.00%
WTI Crude Oil Settling 6/29/2016 (number of contracts: 158)	—	0.00%	—	0.00%	(965,247)	-12.06%	—	0.00%
WTI Crude Oil Settling 5/31/2016 (number of contracts: 925)	—	0.00%	—	0.00%	(7,677,427)	-95.94%	—	0.00%
Gas Oil Settling 4/30/2016 (number of contracts: 71)	—	0.00%	—	0.00%	(993,661)	-12.42%	—	0.00%
Heat Oil Settling 6/29/2016 (number of contracts: 314)	—	0.00%	—	0.00%	(4,145,156)	-51.80%	—	0.00%
Various interest rates futures contracts (Canada)	33,854	0.15%	10,868	0.08%	—	0.00%	32,546	0.95%
Various interest rates futures contracts (Europe)	(46,509)	-0.20%	(126,797)	-0.95%	—	0.00%	(54,219)	-1.57%
Various interest rates futures contracts (Far East)	119,681	0.51%	68,874	0.52%	—	0.00%	16,803	0.49%
Various interest rates futures contracts (Oceanic)	(29,899)	-0.13%	(3,134)	-0.02%	—	0.00%	377	0.01%
Various interest rates futures contracts (U.S.)	(20,922)	-0.09%	(317,169)	-2.38%	(30,915)	-0.39%	(70,806)	-2.06%
Various precious metal futures contracts (U.S.)	—	0.00%	—	0.00%	(557,610)	-6.96%	—	0.00%
Silver Settling 7/29/2016 (number of contracts: 142)	—	0.00%	—	0.00%	(943,552)	-11.79%	—	0.00%
Silver Settling 5/31/2016 (number of contracts: 175)	—	0.00%	—	0.00%	(1,266,412)	-15.83%	—	0.00%
Various soft futures contracts (Canada)	445	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	72,472	0.31%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	(25,856)	-0.11%	4,274	0.03%	772,345	9.65%	(44,679)	-1.30%
Live Cattle Settling 7/15/2016 (number of contracts: 213)	—	0.00%	—	0.00%	417,732	5.22%	—	0.00%
Corn Settling 7/18/2016 (number of contracts: 733)	—	0.00%	—	0.00%	(747,836)	-9.35%	—	0.00%
Various stock index futures contracts (Canada)	(41,549)	-0.18%	—	0.00%	—	0.00%	(4,336)	-0.13%
Various stock index futures contracts (Europe)	16,565	0.07%	36,783	0.28%	—	0.00%	(3,962)	-0.12%
Various stock index futures contracts (Far East)	(28,958)	-0.12%	(83,141)	-0.62%	—	0.00%	(7,766)	-0.23%
Various stock index futures contracts (Oceanic)	(8,890)	-0.04%	—	0.00%	—	0.00%	(747)	-0.02%
Various stock index futures contracts (U.S.)	(7,871)	-0.03%	148,532	1.11%	—	0.00%	82,379	2.39%

Total Long Futures Contracts	$25,788	0.11%	$(288,813)	-2.16%	$(21,486,342)	-268.49%	$(251,130)	-7.30%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	163,241	0.70%	134,930	1.01%	—	0.00%	(5,389)	-0.16%
Various base metals futures contracts (U.S.)	(32,430)	-0.14%	(11,450)	-0.09%	173,147	2.16%	(8,500)	-0.25%
Various currency futures contracts (U.S.)	262,509	1.13%	466,490	3.50%	28,025	0.35%	37,249	1.08%
Various energy futures contracts (U.S.)	(100,304)	-0.43%	142,483	1.07%	667,184	8.34%	(57,330)	-1.66%
Crude Oil Settling 4/30/2016 (number of contracts: -837)	—	0.00%	—	0.00%	4,035,371	50.43%	—	0.00%

	Frontier Trading Company I LLC		Frontier Trading Company II LLC		Frontier Trading Company VII LLC		Frontier Trading Company XIV LLC
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
Crude Oil Settling 3/31/2016 (number of contracts: -223)	—	0.00%	—	0.00%	739,030	9.24%	—	0.00%
WTI Crude Settling 2/19/2016 (number of contracts: -505)	—	0.00%	—	0.00%	3,923,021	49.02%	—	0.00%
Heat Oil Settling 9/29/2016 (number of contracts: -104)	—	0.00%	—	0.00%	1,838,928	22.98%	—	0.00%
Heat Oil Settling 8/1/2016 (number of contracts: -210)	—	0.00%	—	0.00%	3,342,927	41.77%	—	0.00%
Gas Oil Settling 2/29/2016 (number of contracts: -73)	—	0.00%	—	0.00%	—	0.00%	217,500	6.32%
Various interest rates futures contracts (Europe)	36,447	0.16%	—	0.00%	55,138	0.69%	(220)	-0.01%
Various interest rates futures contracts (Far East)	(250)	0.00%	—	0.00%	(18,050)	-0.23%	—	0.00%
Various interest rates futures contracts (Oceanic)	(20,207)	-0.09%	(3,043)	-0.02%	—	0.00%	(551)	-0.02%
Various interest rates futures contracts (U.S.)	(11,364)	-0.05%	(266)	0.00%	(3,900)	-0.05%	20,302	0.59%
Various precious metal futures contracts (U.S.)	75,381	0.32%	244,230	1.83%	—	0.00%	1,530	0.04%
Silver Settling 3/31/2016 (number of contracts: -373)	—	0.00%	—	0.00%	851,818	10.64%	—	0.00%
Various precious metal futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contract (Europe)	(9,290)	-0.04%	(1,140)	-0.01%	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	(16)	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	36,938	0.16%	3,608	0.03%	—	0.00%	—	0.00%
Various soft futures contracts (Far East)	(4,138)	-0.02%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	42,680	0.18%	137,220	1.03%	(1,077,773)	-13.47%	47,438	1.38%
Corn Settling 5/17/2016 (number of contracts: -210)	—	0.00%	—	0.00%	490,875	6.13%	—	0.00%
Various stock index futures contracts (Africa)	(1,238)	-0.01%	(7,124)	-0.05%	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	(20,773)	-0.09%	(2,344)	-0.02%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	(25,518)	-0.11%	(1,191)	-0.01%	—	0.00%	(4,712)	-0.14%
Various stock index futures contracts (Far East)	29,546	0.13%	22,625	0.17%	—	0.00%	626	0.02%
Various stock index futures contracts (Oceanic)	(12,679)	-0.05%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	71,361	0.31%	(68,081)	-0.51%	(42,048)	-0.53%	10,790	0.31%

Total Short Futures Contracts	$479,912	2.06%	$1,056,931	7.93%	$15,003,693	187.47%	$258,733	7.50%

CURRENCY FORWARDS *
Various currency forwards contracts (NA)	$249,752	1.07%	$(168,539)	-1.26%	$—	0.00%	$26,881	0.78%

Total Currency Forwards	$249,752	1.07%	$(168,539)	-1.26%	$—	0.00%	$26,881	0.78%

Total Open Trade Equity (Deficit)	$755,452	3.24%	$599,579	4.51%	$(6,482,649)	-81.02%	$34,484	0.98%

OPTIONS PURCHASED *
Various energy futures contracts (U.S.)	$—	0.00%	$—	0.00%	$154,530	1.93%	$—	0.00%
Various stock index futures contracts (U.S.)	371,758	1.59%	—	0.00%	—	0.00%	—	0.00%

Total Options Purchased	$371,758	1.59%	$—	0.00%	$154,530	1.93%	$—	0.00%

OPTIONS WRITTEN *
Various stock index futures contracts (U.S.)	$(165,760)	-0.71%	$—	0.00%	$—	0.00%	$—	0.00%

Total Options Written	$(165,760)	-0.71%	$—	0.00%	$—	0.00%	$—	0.00%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these consolidated financial statements.

The Trading Companies of the Equinox Frontier Funds

Condensed Schedule of Investments

December 31, 2015

	Frontier Trading Company XV LLC		Frontier Trading Company XXIII LLC		Frontier Trading Company XXIX LLC		Frontier Trading Company XXXIV LLC
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$(50,387)	-0.37%	$—	0.00%	$—	0.00%	$—	0.00%
Various base metals futures contracts (U.S.)	—	0.00%	650	0.02%	—	0.00%	—	0.00%
Various currency futures contracts (Singapore)	6,824	0.05%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	(11,664)	-0.08%	(38,894)	-1.27%	4,224	0.41%	—	0.00%
Various energy futures contracts (Europe)	13,493	0.10%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (Far East)	—	0.00%	—	0.00%	605	0.06%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	10,098	0.99%	—	0.00%
Various interest rates futures contracts (Canada)	8,285	0.06%	26,122	0.85%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	(380,769)	-2.77%	(73,358)	-2.39%	(4,581)	-0.45%	—	0.00%
Various interest rates futures contracts (Far East)	22,925	0.17%	74,364	2.43%	2,329	0.23%	—	0.00%
Various interest rates futures contracts (Oceanic)	(1,711)	-0.01%	14,457	0.47%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	(35,830)	-0.26%	(91,109)	-2.97%	(1,655)	-0.16%	—	0.00%
Various precious metal futures contracts (U.S.)	—	0.00%	(1,110)	-0.04%	(5,070)	-0.50%	—	0.00%
Various soft futures contracts (Canada)	68	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	238	0.00%	—	0.00%	394	0.04%	—	0.00%
Various soft futures contracts (Oceanic)	5,505	0.04%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	17,813	0.13%	—	0.00%	10,410	1.02%	—	0.00%
Lean Hog Settling 4/18/2016 (number of contracts: 191)	—	0.00%	—	0.00%	(53,610)	-5.26%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	2,334	0.08%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	14,580	0.11%	39,310	1.28%	3,160	0.31%	—	0.00%
Various stock index futures contracts (Far East)	(33,510)	-0.24%	(7,258)	-0.24%	159	0.02%	—	0.00%
Various stock index futures contracts (Oceanic)	(1,931)	-0.01%	14,592	0.48%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	(4,360)	-0.03%	(57,123)	-1.86%	165	0.02%	—	0.00%

Total Long Futures Contracts	$(430,431)	-3.11%	$(97,023)	-3.16%	$(33,372)	-3.27%	$—	0.00%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	109,629	0.80%	—	0.00%	—	0.00%	—	0.00%
Various base metals futures contracts (U.S.)	(4,250)	-0.03%	—	0.00%	(2,975)	-0.29%	—	0.00%
Various currency futures contracts (U.S.)	32,835	0.24%	116,714	3.81%	34,653	3.40%	—	0.00%
Various energy futures contracts (Europe)	29,608	0.22%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (Far East)	410	0.00%	—	0.00%	1,020	0.10%	—	0.00%
Various energy futures contracts (U.S.)	586,716	4.27%	(61,323)	-2.00%	(1,037)	-0.10%	—	0.00%
Various interest rates futures contracts (Canada)	(63)	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	3,113	0.02%	2,700	0.09%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Oceanic)	(12,330)	-0.09%	—	0.00%	(2,816)	-0.28%	—	0.00%
Various interest rates futures contracts (U.S.)	50,113	0.36%	6,488	0.21%	1,297	0.13%	—	0.00%
Various precious metal futures contracts (Far East)	4,026	0.03%	—	0.00%	466	0.05%	—	0.00%
Various precious metal futures contracts (U.S.)	93,125	0.68%	4,738	0.15%	(3,165)	-0.31%	—	0.00%
Various precious metal futures contracts (Far East)	(2,639)	-0.02%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contract (Europe)	2,000	0.01%	—	0.00%	(1,700)	-0.17%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	(1,305)	-0.13%	—	0.00%
Various soft futures contracts (Europe)	6,824	0.05%	—	0.00%	1,832	0.18%	—	0.00%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%	2,791	0.27%	—	0.00%
Various soft futures contracts (Singapore)	930	0.01%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	34,651	0.25%	—	0.00%	753	0.07%	—	0.00%
Various stock index futures contracts (Africa)	(1,849)	-0.01%	—	0.00%	(751)	-0.07%	—	0.00%

	Frontier Trading Company XV LLC		Frontier Trading Company XXIII LLC		Frontier Trading Company XXIX LLC		Frontier Trading Company XXXIV LLC
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	8,952	0.07%	—	0.00%	(918)	-0.09%	—	0.00%
Various stock index futures contracts (Far East)	5,289	0.04%	—	0.00%	2,553	0.25%	—	0.00%
Various stock index futures contracts (Mexico)	74	0.00%	—	0.00%	717	0.07%	—	0.00%
Various stock index futures contracts (Oceanic)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	(17,786)	-0.13%	—	0.00%	6,707	0.66%	—	0.00%
Various stock index futures contracts (Warsaw)	(3,926)	-0.03%	—	0.00%	—	0.00%	—	0.00%

Total Short Futures Contracts	$925,452	6.74%	$69,317	2.26%	$38,122	3.74%	$—	0.00%

CURRENCY FORWARDS *
Various currency forwards contracts (NA)	$(32,681)	-0.24%	$—	0.00%	$—	0.00%	$—	0.00%

Total Currency Forwards	$(32,681)	-0.24%	$—	0.00%	$—	0.00%	$—	0.00%

Total Open Trade Equity (Deficit)	$462,340	3.39%	$(27,706)	-0.90%	$4,750	0.47%	$—	0.00%

OPTIONS PURCHASED *
SWAPS (3)
Frontier XXXIV Balanced select swap (U.S.)	$—	0.00%	$—	0.00%	$—	0.00%	$19,157,522	100.00%

Total Swaps	$—	0.00%	$—	0.00%	$—	0.00%	$19,157,522	100.00%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these consolidated financial statements.

The Trading Companies of the Equinox Frontier Funds

Condensed Schedule of Investments

December 31, 2015

	Frontier Trading Company XXXV LLC		Frontier Trading Company XXXVII LLC		Frontier Trading Company XXXVIII LLC		Frontier Trading Company XXXIX LLC
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%
Various base metals futures contracts (U.S.)	—	0.00%	—	0.00%	4,675	0.16%	—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	11,269	0.38%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	670	0.02%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	(612)	-0.02%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	(5,480)	-0.18%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	(24,157)	-0.81%	—	0.00%
Various stock index futures contracts (Oceanic)	—	0.00%	—	0.00%	(5,666)	-0.19%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	(25,893)	-0.87%	—	0.00%

Total Long Futures Contracts	$—	0.00%	$—	0.00%	$(45,194)	-1.51%	$—	0.00%

SHORT FUTURES CONTRACTS *
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	146,317	4.92%	—	0.00%
GBP Settling 3/16/2016 (number of contracts: -67)	—	0.00%	—	0.00%	180,063	6.05%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	(4,099)	-0.14%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	976	0.03%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	33,479	1.13%	—	0.00%
Various interest rates futures contracts (Oceanic)	—	0.00%	—	0.00%	(132,055)	-4.44%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	85,776	2.88%	—	0.00%
Various precious metal futures contracts (U.S.)	—	0.00%	—	0.00%	53,240	1.79%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	(40,433)	-1.36%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	26,809	0.90%	—	0.00%

Total Short Futures Contracts	$—	0.00%	$—	0.00%	$350,072	11.76%	$—	0.00%

CURRENCY FORWARDS *

Total Open Trade Equity (Deficit)	$—	0.00%	$—	0.00%	$304,878	10.25%	$—	0.00%

OPTIONS PURCHASED *
SWAPS (3)
Frontier Brevan Howard swap (U.S.)	$—	0.00%	$—	0.00%	$—	0.00%	$7,960,269	100.00%
Frontier XXXV Diversified select swap (U.S.)	8,685,850	100.00%	—	0.00%	—	0.00%	—	0.00%
Frontier XXXVII L/S select swap (U.S.)	—	0.00%	4,332,427	100.00%	—	0.00%	—	0.00%

Total Swaps	$8,685,850	0.00%	$4,332,427	0.00%	$—	0.00%	$7,960,269	0.00%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these consolidated financial statements.

The Trading Companies of the Equinox Frontier Funds

Condensed Schedule of Investments

December 31, 2014

	Frontier Trading Company I LLC		Frontier Trading Company II LLC		Frontier Trading Company VII LLC		Frontier Trading Company XIV LLC
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$(312,320)	-1.20%	$(391,586)	-2.73%	$(14,354)	-0.14%	$(443,923)	-9.43%
Various base metals futures contracts (U.S.)	(48,075)	-0.19%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	560,666	2.16%	11,440	0.08%	42,799	0.42%	15,844	0.34%
Various energy futures contracts (U.S.)	10,206	0.04%	(379,300)	-2.65%	(22,534,214)	-220.06%	(972,835)	-20.67%
Various interest rates futures contracts (Canada)	79,701	0.31%	20,360	0.14%	—	0.00%	8,018	0.17%
Various interest rates futures contracts (Europe)	676,493	2.60%	1,587,953	11.09%	56,709	0.55%	290,958	6.18%
Various interest rates futures contracts (Far East)	208,691	0.80%	159,563	1.11%	—	0.00%	37,736	0.80%
Various interest rates futures contracts (Oceanic)	299,804	1.15%	94,126	0.66%	—	0.00%	30,873	0.66%
Various interest rates futures contracts (U.S.)	289,361	1.11%	(166,778)	-1.16%	(142,799)	-1.39%	26,385	0.56%
Various precious metal futures contracts (U.S.)	(60,655)	-0.23%	—	0.00%	4,582	0.04%	1,115	0.02%
Various soft futures contracts (Europe)	2,809	0.01%	23,018	0.16%	—	0.00%	3,085	0.07%
Various soft futures contracts (U.S.)	(89,038)	-0.34%	(122,345)	-0.85%	(2,042,234)	-19.94%	(73,935)	-1.57%
Various stock index futures contracts (Canada)	33,439	0.13%	11,810	0.08%	—	0.00%	18,623	0.40%
Various stock index futures contracts (Europe)	(44,720)	-0.17%	278,820	1.95%	—	0.00%	34,226	0.73%
Various stock index futures contracts (Far East)	14,786	0.06%	(82,139)	-0.57%	—	0.00%	(11,078)	-0.24%
Various stock index futures contracts (Oceanic)	35,072	0.13%	10,846	0.08%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	370,308	1.43%	646,554	4.51%	8,733	0.09%	112,478	2.39%

Total Long Futures Contracts	$2,026,528	7.80%	$1,702,342	11.90%	$(24,620,778)	-240.43%	$(922,430)	-19.59%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	251,789	0.97%	302,951	2.11%	$25,336	0.25%	$305,976	6.50%
Various base metals futures contracts (U.S.)	50,963	0.20%	20,375	0.14%	10,300	0.10%	9,325	0.20%
Various currency futures contracts (U.S.)	360,124	1.39%	893,008	6.23%	158,136	1.54%	34,431	0.73%
Various energy futures contracts (U.S.)	356,351	1.37%	891,223	6.22%	2,818,105	27.52%	332,080	7.05%
Brent Crude Settling 3/1/2015 (number of contracts: -661)	—	0.00%	—	0.00%	1,956,120	19.10%	—	0.00%
Crude Oil Settling 12/1/2015 (number of contracts: -714)	—	0.00%	—	0.00%	10,987,452	107.30%	—	0.00%
Heat Oil Settling 5/28/2015 (number of contracts: -372)	—	0.00%	—	0.00%	1,015,720	9.92%	—	0.00%
Brent Crude Oil Last Day Settling 2/12/2015 (number of contracts: -229)	—	0.00%	—	0.00%	2,871,660	28.04%	—	0.00%
Brent Crude Settling 7/1/2015 (number of contracts: -74)	—	0.00%	—	0.00%	590,890	5.77%	—	0.00%

	Frontier Trading Company I LLC		Frontier Trading Company II LLC		Frontier Trading Company VII LLC		Frontier Trading Company XIV LLC
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
NYH RBOB Unleaded Gas Settling 12/30/2015 (number of contracts: -388)	—	0.00%	—	0.00%	4,267,957	41.68%	—	0.00%
NYH RBOB Unleaded Gas Settling 7/30/2015 (number of contracts: -130)	—	0.00%	—	0.00%	2,097,900	20.49%	—	0.00%
Gas Oil Settling 3/31/2015 (number of contracts: -54)	—	0.00%	—	0.00%	—	0.00%	394,875	8.39%
Brent Crude Settling 2/1/2015 (number of contracts: -77)	—	0.00%	—	0.00%	—	0.00%	655,530	13.93%
Crude Oil Settling 2/1/2015 (number of contracts: -54)	—	0.00%	—	0.00%	—	0.00%	452,980	9.62%
Various interest rates futures contracts (Canada)	12,112	0.05%	215	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	(14,958)	-0.06%	(342)	0.00%	(75,159)	-0.73%	(13,206)	-0.28%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	(28,461)	-0.28%	—	0.00%
Various interest rates futures contracts (Oceanic)	—	0.00%	(4,773)	-0.03%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	(128)	0.00%	—	0.00%	(548,940)	-5.36%	1,353	0.03%
Various precious metal futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various precious metal futures contracts (U.S.)	7,685	0.03%	92,540	0.65%	10,480	0.10%	27,230	0.58%
Various soft futures contracts (Canada)	—	0.00%	(194)	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	92,535	0.36%	5,215	0.04%	—	0.00%	6,020	0.13%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	78,930	0.30%	186,922	1.30%	851,899	8.32%	72,236	1.53%
Coffee Settling 5/29/2015 (number of contracts: -370)	—	0.00%	—	0.00%	1,080,723	10.55%	—	0.00%
Various stock index futures contracts (Africa)	—	0.00%	(4,710)	-0.03%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	(24,501)	-0.09%	—	0.00%	—	0.00%	(7,126)	-0.15%
Various stock index futures contracts (Far East)	(28,299)	-0.11%	34,304	0.24%	—	0.00%	—	0.00%
Various stock index futures contracts (Oceanic)	—	0.00%	—	0.00%	—	0.00%	(1,348)	-0.03%
Various stock index futures contracts (U.S.)	2,837	0.01%	(89,920)	-0.63%	—	0.00%	(6,875)	-0.15%

Total Short Futures Contracts	$1,145,440	4.42%	$2,326,814	16.24%	$28,090,117	274.31%	$2,263,481	48.08%

CURRENCY FORWARDS *
Various currency forwards contracts (NA)	$43,237	0.17%	$(555,872)	-3.88%	$—	0.00%	$(316,183)	-6.72%

Total Currency Forwards	$43,237	0.17%	$(555,872)	-3.88%	$—	0.00%	$(316,183)	-6.72%

Total Open Trade Equity (Deficit)	$3,215,205	12.39%	$3,473,284	24.26%	$3,469,339	33.88%	$1,024,868	21.77%

OPTIONS PURCHASED *
Various energy futures contracts (U.S.)	$—	0.00%	$—	0.00%	$474,932	4.64%	$—	0.00%
Crude Oil Settling 1/16/2015 (number of contracts: 1438)	—	0.00%	—	0.00%	549,890	5.37%	—	0.00%
Crude Oil Settling 5/18/2015 (number of contracts: 1044)	—	0.00%	—	0.00%	751,680	7.34%	—	0.00%
Crude Oil Settling 6/19/2015 (number of contracts: 2034)	—	0.00%	—	0.00%	668,760	6.53%	—	0.00%

	Frontier Trading Company I LLC		Frontier Trading Company II LLC		Frontier Trading Company VII LLC		Frontier Trading Company XIV LLC
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
Crude Oil Settling 3/19/2015 (number of contracts: 1044)	—	0.00%	—	0.00%	783,000	7.65%	—	0.00%
Crude Oil Settling 2/19/2015 (number of contracts: 1438)	—	0.00%	—	0.00%	732,870	7.16%	—	0.00%
Crude Oil Settling 9/21/2015 (number of contracts: 2034)	—	0.00%	—	0.00%	777,380	7.59%	—	0.00%
Crude Oil Settling 10/19/2015 (number of contracts: 2034)	—	0.00%	—	0.00%	774,350	7.56%	—	0.00%
Crude Oil Settling 11/19/2015 (number of contracts: 2034)	—	0.00%	—	0.00%	670,780	6.55%	—	0.00%
Crude Oil Settling 8/19/2015 (number of contracts: 2034)	—	0.00%	—	0.00%	730,140	7.13%	—	0.00%
Crude Oil Settling 4/20/2015 (number of contracts: 1044)	—	0.00%	—	0.00%	798,660	7.80%	—	0.00%
Crude Oil Settling 7/20/2015 (number of contracts: 2034)	—	0.00%	—	0.00%	695,230	6.79%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	379,800	3.71%	—	0.00%
Various stock index futures contracts (U.S.)	288,413	1.11%	—	0.00%	—	0.00%	—	0.00%

Total Options Purchased	$288,413	1.11%	$—	0.00%	$8,787,472	85.82%	$—	0.00%

OPTIONS WRITTEN *
Various energy futures contracts (U.S.)	$—	0.00%	$—	0.00%	$(8,234,007)	-80.41%	$—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	(476,810)	-4.66%	—	0.00%
Various stock index futures contracts (U.S.)	(253,017)	-0.97%	—	0.00%	—	0.00%	—	0.00%

Total Options Written	$(253,017)	-0.97%	$—	0.00%	$(8,710,817)	-85.07%	$—	0.00%

SWAPS (2)

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these consolidated financial statements.

The Trading Companies of the Equinox Frontier Funds

Condensed Schedule of Investments

December 31, 2014

	Frontier Trading Company XV LLC		Frontier Trading Company XXIII LLC		Frontier Trading Company XXIX LLC		Frontier Trading Company XXXIV LLC
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$(3,049,702)	-19.80%	$—	0.00%	$—	0.00%	$—	0.00%
Various base metals futures contracts (U.S.)	(13,775)	-0.09%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	(15,506)	-0.10%	(86,913)	-2.47%	(167,835)	-10.07%	—	0.00%
Various energy futures contracts (Europe)	(12,920)	-0.08%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (Far East)	—	0.00%	—	0.00%	(2,738)	-0.16%	—	0.00%
Various energy futures contracts (U.S.)	1,561	0.01%	(65,774)	-1.87%	(369,788)	-22.19%	—	0.00%
Various interest rates futures contracts (Canada)	40,078	0.26%	35,722	1.01%	473	0.03%	—	0.00%
Various interest rates futures contracts (Europe)	427,782	2.78%	373,410	10.59%	37,578	2.25%	—	0.00%
Long GILT Bond Settling 3/31/2015 (number of contracts: 63)	—	0.00%	182,329	5.17%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	15,988	0.10%	156,631	4.44%	7,347	0.44%	—	0.00%
Various interest rates futures contracts (Oceanic)	56,954	0.37%	70,277	1.99%	6,318	0.38%	—	0.00%
Various interest rates futures contracts (U.S.)	159,627	1.04%	94,395	2.68%	18,578	1.11%	—	0.00%
Various precious metal futures contracts (Far East)	2,521	0.02%	—	0.00%	3,673	0.22%	—	0.00%
Various precious metal futures contracts (U.S.)	(2,840)	-0.02%	—	0.00%	(55,655)	-3.34%	—	0.00%
Various soft futures contracts (Canada)	(282)	0.00%	—	0.00%	(1,077)	-0.06%	—	0.00%
Various soft futures contracts (Europe)	2,476	0.02%	—	0.00%	2,453	0.15%	—	0.00%
Various soft futures contracts (Oceanic)	(864)	-0.01%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	(19,677)	-0.13%	—	0.00%	(115,022)	-6.90%	—	0.00%
Various stock index futures contracts (Canada)	(706)	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	157,864	1.03%	21,484	0.61%	17,720	1.06%	—	0.00%
Various stock index futures contracts (Far East)	261	0.00%	(9,451)	-0.27%	13,774	0.83%	—	0.00%
Various stock index futures contracts (Oceanic)	(1,389)	-0.01%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	161,383	1.05%	58,582	1.66%	5,253	0.32%	—	0.00%

Total Long Futures Contracts	$(2,091,166)	-13.56%	$830,692	23.54%	$(598,948)	-35.93%	$—	0.00%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	2,859,059	18.56%	—	0.00%	$—	0.00%	$—	0.00%
Various base metals futures contracts (U.S.)	—	0.00%	2,113	0.06%	8,525	0.51%	—	0.00%
Various currency futures contracts (Far East)	(3,383)	-0.02%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	45,753	0.30%	204,629	5.81%	177,804	10.67%	—	0.00%
Various energy futures contracts (Europe)	49,517	0.32%	—	0.00%	—	0.00%	—	0.00%

	Frontier Trading Company XV LLC		Frontier Trading Company XXIII LLC		Frontier Trading Company XXIX LLC		Frontier Trading Company XXXIV LLC
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
Various energy futures contracts (Far East)	—	0.00%	—	0.00%	5,389	0.32%	—	0.00%
Various energy futures contracts (U.S.)	679,539	4.41%	42,725	1.21%	44,955	2.70%	—	0.00%
Various interest rates futures contracts (Canada)	11	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	(318)	0.00%	(247,934)	-7.03%	—	0.00%	—	0.00%
Various interest rates futures contracts (Oceanic)	—	0.00%	(1,673)	-0.05%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	(15,224)	-0.10%	1,900	0.05%	(8,728)	-0.52%	—	0.00%
Various precious metal futures contracts (Far East)	—	0.00%	—	0.00%	(1,052)	-0.06%	—	0.00%
Various precious metal futures contracts (U.S.)	12,770	0.08%	69,055	1.96%	3,100	0.19%	—	0.00%
Various soft futures contracts (Europe)	2,800	0.02%	—	0.00%	10,993	0.66%	—	0.00%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%	(4,709)	-0.28%	—	0.00%
Various soft futures contracts (U.S.)	276,836	1.80%	—	0.00%	89,356	5.36%	—	0.00%
Various stock index futures contracts (Africa)	(2,270)	-0.01%	—	0.00%	(1,911)	-0.11%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	472	0.01%	(6,684)	-0.40%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	129	0.01%	—	0.00%
Various stock index futures contracts (Mexico)	(1,093)	-0.01%	—	0.00%	(3,286)	-0.20%	—	0.00%
Various stock index futures contracts (Oceanic)	—	0.00%	(8,374)	-0.24%	(143)	-0.01%	—	0.00%
Various stock index futures contracts (U.S.)	(50,353)	-0.33%	—	0.00%	5,370	0.32%	—	0.00%

Total Short Futures Contracts	$3,853,644	25.02%	$62,913	1.78%	$319,108	19.16%	$—	0.00%

CURRENCY FORWARDS *
Various currency forwards contracts (NA)	$(103,561)	-0.67%	$—	0.00%	$—	0.00%	$—	0.00%

Total Currency Forwards	$(103,561)	-0.67%	$—	0.00%	$—	0.00%	$—	0.00%

Total Open Trade Equity (Deficit)	$1,658,917	10.79%	$893,605	25.32%	$(279,840)	-16.77%	$—	0.00%

SWAPS (3)
Frontier XXXIV Balanced select swap (U.S.)	$—	0.00%	$—	0.00%	$—	0.00%	$18,246,955	96.37%

Total Swaps	$—	0.00%	$—	0.00%	$—	0.00%	$18,246,955	96.37%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these consolidated financial statements.

The Trading Companies of the Equinox Frontier Funds

Condensed Schedule of Investments

December 31, 2014

	Frontier Trading Company XXXV LLC		Frontier Trading Company XXXVII LLC		Frontier Trading Company XXXVIII LLC		Frontier Trading Company XXXIX LLC (3)
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	(59,625)	-1.38%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	42,827	0.99%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	(32,365)	-0.75%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	103,795	2.41%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	99,857	2.31%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	49,558	1.15%	—	0.00%

Total Long Futures Contracts	$—	0.00%	$—	0.00%	$204,047	4.73%	$—	0.00%

SHORT FUTURES CONTRACTS *
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	380,145	8.81%	—	0.00%
Euro FX Settling 3/1/2015 (number of contracts: -54)	—	0.00%	—	0.00%	232,994	5.40%	—	0.00%
CHF Settling 3/18/2015 (number of contracts: -72)	—	0.00%	—	0.00%	250,775	5.81%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	100,893	2.34%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	(5,755)	-0.13%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	(32,928)	-0.76%	—	0.00%
Various precious metal futures contracts (U.S.)	—	0.00%	—	0.00%	52,490	1.22%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	186,382	4.32%	—	0.00%

Total Short Futures Contracts	$—	0.00%	$—	0.00%	$1,164,996	27.01%	$—	0.00%

CURRENCY FORWARDS *

Total Open Trade Equity (Deficit)	$—	0.00%	$—	0.00%	$1,369,043	31.74%	$—	0.00%

OPTIONS PURCHASED *
SWAPS (3)
Frontier Brevan Howard swap (U.S.)	$—	0.00%	$—	0.00%	$—	0.00%	$7,540,466	100.00%
Frontier XXXV Diversified select swap (U.S.)	6,570,409	100.00%	—	0.00%	—	0.00%	—	0.00%
Frontier XXXVII L/S select swap (U.S.)	—	0.00%	3,633,060	100.00%	—	0.00%	—	0.00%

Total Swaps	$6,570,409	0.00%	$3,633,060	0.00%	$—	0.00%	$7,540,466	0.00%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these consolidated financial statements.

The Trading Companies of the Frontier Fund

Statements of Operations

For The Years Ended December 31, 2015, 2014 and 2013

	Frontier Trading Company I, LLC			Frontier Trading Company II, LLC			Frontier Trading Company V, LLC
	12/31/2015	12/31/2014	12/31/2013	12/31/2015	12/31/2014	12/31/2013	12/31/2015	12/31/2014	12/31/2013
Investment Income:
Interest-net	$(21,709)	$(22,159)	$(33,683)	$2,691	$5,359	$13,793	$—	$—	$3,653

Total Income	(21,709)	(22,159)	(33,683)	2,691	5,359	13,793	—	—	3,653

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures, forwards, and options	11,657,257	18,797,183	1,556,190	6,920,334	22,495,002	11,183,615	—	—	5,910,215
Net realized gain/(loss) on swap contracts	—	—	(1,646,391)	—	—	—	—	—	—
Net change in open trade equity	(1,192,808)	52,362	2,385,268	(2,873,705)	(848,009)	2,821,855	—	—	(1,311,171)
Net unrealized gain/(loss) on swap contracts	—	—	498,761	—	—	—	—	—	—
Trading commissions	(816,237)	(661,478)	(944,447)	(106,923)	(123,412)	(137,713)	—	—	(54,478)

Net gain/(loss) on investments	9,648,212	18,188,067	1,849,381	3,939,706	21,523,581	13,867,757	—	—	4,544,566

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$9,626,503	$18,165,908	$1,815,698	$3,942,397	$21,528,940	$13,881,550	$—	$—	$4,548,219

	Frontier Trading Company VII, LLC			Frontier Trading Company XIV, LLC
	12/31/2015	12/31/2014	12/31/2013	12/31/2015	12/31/2014	12/31/2013
Investment Income:
Interest-net	$(1,377)	$(1,858)	$(1,027)	$(257)	$(16,316)	$(28,719)

Total Income	(1,377)	(1,858)	(1,027)	(257)	(16,316)	(28,719)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures, forwards, and options	17,335,609	(2,952,058)	(7,062,508)	128,198	5,151,877	(25,933,929)
Net realized gain/(loss) on swap contracts	—	—	—	—	—	—
Net change in open trade equity	(12,031,602)	3,660,410	3,615,447	(990,384)	318,685	2,826,621
Net unrealized gain/(loss) on swap contracts	—	—	—	—	—	—
Trading commissions	(1,081,917)	(1,264,512)	(1,299,787)	(123,168)	(909,921)	(1,722,600)

Net gain/(loss) on investments	4,222,090	(556,160)	(4,746,848)	(985,354)	4,560,641	(24,829,908)

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$4,220,713	$(558,018)	$(4,747,875)	$(985,611)	$4,544,325	$(24,858,627)

	Frontier Trading Company XV, LLC			Frontier Trading Company XVII, LLC			Frontier Trading Company XVIII, LLC
	12/31/2015	12/31/2014	12/31/2013	12/31/2015	12/31/2014	12/31/2013	12/31/2015	12/31/2014	12/31/2013
Investment Income:
Interest-net	$833	$(2,617)	$6,275	$—	$—	$—	$—	$—	$(2,700)

Total Income	833	(2,617)	6,275	—	—	—	—	—	(2,700)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures, forwards, and options	1,385,257	4,680,757	(166,464)	—	—	—	—	—	(742,638)
Net realized gain/(loss) on swap contracts	—	—	—	—	—	(1,908,743)	—	—	—
Net change in open trade equity	(1,196,577)	(2,428,123)	3,884,007	—	—	—	—	—	(85,660)
Net unrealized gain/(loss) on swap contracts	—	978,111	(478,500)	—	—	1,746,256	—	—	—
Trading commissions	(131,746)	(351,072)	(490,081)	—	—	—	—	—	(32,805)

Net gain/(loss) on investments	56,934	2,879,673	2,748,962	—	—	(162,487)	—	—	(861,103)

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$57,767	$2,877,056	$2,755,237	$—	$—	$(162,487)	$—	$—	$(863,803)

The Trading Companies of the Frontier Fund

Statements of Operations

For The Years Ended December 31, 2015, 2014 and 2013

	Frontier Trading Company XXIII, LLC			Frontier Trading Company XXIX, LLC
	12/31/2015	12/31/2014	12/31/2013	12/31/2015	12/31/2014	12/31/2013
Investment Income:
Interest-net	$(17,219)	$(12,365)	$(12,167)	$(751)	$23	$—

Total Income	(17,219)	(12,365)	(12,167)	(751)	23	—

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures, forwards, and options	1,982,679	6,829,347	(1,174,950)	(1,811,908)	(310,258)	—
Net realized gain/(loss) on swap contracts	—	—	—	—	—	—
Net change in open trade equity	(921,311)	825,760	(163,336)	284,591	(279,840)	—
Net unrealized gain/(loss) on swap contracts	—	—	—	—	—	—
Trading commissions	(208,033)	(164,440)	(138,205)	(60,831)	(8,380)	—

Net gain/(loss) on investments	853,335	7,490,667	(1,476,491)	(1,588,148)	(598,478)	—

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$836,116	$7,478,302	$(1,488,658)	$(1,588,899)	$(598,455)	$—

	Frontier Trading Company XXXIV, LLC			Frontier Trading Company XXXV, LLC			Frontier Trading Company XXXVII, LLC
	12/31/2015	12/31/2014	12/31/2013	12/31/2015	12/31/2014	12/31/2013	12/31/2015	12/31/2014	12/31/2013
Investment Income:
Interest-net	$(3,610)	$(6,498)	$—	$—	$—	$—	$—	$—	$—

Total Income	(3,610)	(6,498)	—	—	—	—	—	—	—

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures, forwards, and options	(463,603)	(2,060,335)	—	—	—	—	—	—	—
Net realized gain/(loss) on swap contracts	—	—	—	—	—	—	—	—	—
Net change in open trade equity	—	—	—	—	—	—	—	—	—
Net unrealized gain/(loss) on swap contracts	910,567	8,120,787	526,168	2,115,441	3,132,777	37,632	(300,633)	1,176,515	(423,455)
Trading commissions	(69,341)	(141,075)	—	—	—	—	—	—	—

Net gain/(loss) on investments	377,623	5,919,377	526,168	2,115,441	3,132,777	37,632	(300,633)	1,176,515	(423,455)

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$374,013	$5,912,879	$526,168	$2,115,441	$3,132,777	$37,632	$(300,633)	$1,176,515	$(423,455)

	Frontier Trading Company XXXVIII, LLC			Frontier Trading Company XXXIX, LLC
	12/31/2015	12/31/2014	12/31/2013	12/31/2015	12/31/2014	12/31/2013
Investment Income:
Interest-net	$(1,607)	$(2,576)	$(430)	$—	$—	$—

Total Income	(1,607)	(2,576)	(430)	—	—	—

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures, forwards, and options	(2,416,059)	1,616,525	124,173	—	—	—
Net realized gain/(loss) on swap contracts	—	—	—	—	—	—
Net change in open trade equity	(1,064,164)	(2,151,473)	3,520,515	—	—	—
Net unrealized gain/(loss) on swap contracts	—	—	—	419,803	2,108,782	(561,316)
Trading commissions	(143,158)	(204,324)	(38,979)	—	(3,500)	(3,500)

Net gain/(loss) on investments	(3,623,381)	(739,272)	3,605,709	419,803	2,105,282	(564,816)

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$(3,624,988)	$(741,848)	$3,605,279	$419,803	$2,105,282	$(564,816)

The accompanying notes are an integral part of these consolidated financial statements.

The Trading Companies of the Frontier Fund

Statements of Changes in Members’ Equity

For the Years Ended December 31, 2015, 2014 and 2013

	Frontier Trading Company I LLC	Frontier Trading Company II LLC	Frontier Trading Company V, LLC
Members’ Equity, December 31, 2012	$62,270,064	$22,027,479	$16,045,958

Capital Contributed	117,509,825	10,125,000	16,155,594
Capital Distributed	(161,984,012)	(28,500,000)	(36,749,771)
Net Increase in Members’ Equity Resulting From Operations	1,815,698	13,881,550	4,548,219

Members’ Equity, December 31, 2013	19,611,575	17,534,029	—

Capital Contributed	157,856,619	12,312,000	—
Capital Distributed	(169,654,397)	(37,050,000)	—
Net Increase in Members’ Equity Resulting From Operations	18,165,908	21,528,940	—

Members’ Equity, December 31, 2014	25,979,705	14,324,969	—

Capital Contributed	152,936,600	32,277,000	—
Capital Distributed	(165,396,061)	(37,200,000)	—
Net Increase in Members’ Equity Resulting From Operations	9,626,503	3,942,397	—

Members’ Equity, December 31, 2015	$23,146,747	$13,344,366	$—

	Frontier Trading Company VII, LLC	Frontier Trading Company XIV, LLC
Members’ Equity, December 31, 2012	$10,850,570	$43,146,324

Capital Contributed	31,750,000	85,030,000
Capital Distributed	(30,849,406)	(99,790,000)
Net Increase in Members’ Equity Resulting From Operations	(4,747,875)	(24,858,627)

Members’ Equity, December 31, 2013	7,003,289	3,527,697

Capital Contributed	37,505,000	21,580,000
Capital Distributed	(33,710,129)	(24,945,000)
Net Increase in Members’ Equity Resulting From Operations	(558,018)	4,544,325

Members’ Equity, December 31, 2014	10,240,142	4,707,022

Capital Contributed	54,479,000	7,272,500
Capital Distributed	(60,937,393)	(7,550,000)
Net Increase in Members’ Equity Resulting From Operations	4,220,713	(985,611)

Members’ Equity, December 31, 2015	$8,002,462	$3,443,911

	Frontier Trading Company XV, LLC	Frontier Trading Company XVII, LLC	Frontier Trading Company XVIII, LLC
Members’ Equity, December 31, 2012	$13,644,777	$4,503,744	$2,172,178

Capital Contributed	28,730,000	1,922,241	1,060,000
Capital Distributed	(25,881,300)	(6,263,498)	(1,800,000)
Net Increase in Members’ Equity Resulting From Operations	2,755,237	(162,487)	(863,803)

Members’ Equity, December 31, 2013	19,248,714	—	568,375

Capital Contributed	23,175,200	—	—
Capital Distributed	(29,900,000)	—	(568,375)
Net Increase in Members’ Equity Resulting From Operations	2,877,056	—	—

Members’ Equity, December 31, 2014	15,400,970	—	—

Capital Contributed	975,100	—	—
Capital Distributed	(2,690,500)	—	—
Net Increase in Members’ Equity Resulting From Operations	57,767	—	—

Members’ Equity, December 31, 2015	$13,743,337	$—	$—

The Trading Companies of the Frontier Fund

Statements of Changes in Members’ Equity

For the Years Ended December 31, 2015, 2014 and 2013

	Frontier Trading Company XXIII, LLC	Frontier Trading Company XXIX, LLC
Members’ Equity, December 31, 2012	$3,575,064	$—

Capital Contributed	15,389,995	—
Capital Distributed	(13,224,734)	—
Net Increase in Members’ Equity Resulting From Operations	(1,488,658)	—

Members’ Equity, December 31, 2013	4,251,667	—

Capital Contributed	3,895,000	2,265,000
Capital Distributed	(12,100,000)	—
Net Increase in Members’ Equity Resulting From Operations	7,478,302	(598,455)

Members’ Equity, December 31, 2014	3,524,969	1,666,545

Capital Contributed	17,805,000	4,042,000
Capital Distributed	(19,100,000)	(3,100,000)
Net Increase in Members’ Equity Resulting From Operations	836,116	(1,588,899)

Members’ Equity, December 31, 2015	$3,066,085	$1,019,646

	Frontier Trading Company XXXIV, LLC	Frontier Trading Company XXXV, LLC	Frontier Trading Company XXXVII, LLC
Members’ Equity, December 31, 2012	$—	$—	$—

Capital Contributed	9,600,000	3,400,000	2,880,000
Capital Distributed	—	—	—
Net Increase in Members’ Equity Resulting From Operations	526,168	37,632	(423,455)

Members’ Equity, December 31, 2013	10,126,168	3,437,632	2,456,545

Capital Contributed	25,645,000	—	—
Capital Distributed	(22,750,000)	—	—
Net Increase in Members’ Equity Resulting From Operations	5,912,879	3,132,777	1,176,515

Members’ Equity, December 31, 2014	18,934,047	6,570,409	3,633,060

Capital Contributed	11,282,015	—	1,000,000
Capital Distributed	(11,432,553)	—	—
Net Increase in Members’ Equity Resulting From Operations	374,013	2,115,441	(300,633)

Members’ Equity, December 31, 2015	$19,157,522	$8,685,850	$4,332,427

	Frontier Trading Company XXXVIII, LLC	Frontier Trading Company XXXIX, LLC
Members’ Equity, December 31, 2012	$—	$—

Capital Contributed	9,475,000	6,000,000
Capital Distributed	(6,200,000)	—
Net Increase in Members’ Equity Resulting From Operations	3,605,279	(564,816)

Members’ Equity, December 31, 2013	6,880,279	5,435,184

Capital Contributed	14,825,252	—
Capital Distributed	(16,650,000)	—
Net Increase in Members’ Equity Resulting From Operations	(741,848)	2,105,282

Members’ Equity, December 31, 2014	4,313,683	7,540,466

Capital Contributed	14,336,000	—
Capital Distributed	(12,050,000)	—
Net Increase in Members’ Equity Resulting From Operations	(3,624,988)	419,803

Members’ Equity, December 31, 2015	$2,974,695	$7,960,269

The accompanying notes are an integral part of these consolidated financial statements.

The Trading Companies of the Frontier Fund

Statements of Cash Flows

For the Years Ended December 31, 2015, 2014 and 2013

	Frontier Trading Company I, LLC			Frontier Trading Company II, LLC			Frontier Trading Company V, LLC
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$9,626,503	$18,165,908	$1,815,698	$3,942,397	$21,528,940	$13,881,550	$—	$—	$4,548,219
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by (used in) operating activities:
Decrease (increase) in receivable from futures commission merchants	544,018	(6,262,089)	26,970,385	(1,893,306)	2,361,317	7,312,578	—	—	14,732,606
Decrease (increase) in open trade equity, at fair value	2,459,753	(174,792)	(2,112,081)	2,873,705	848,009	(2,821,855)	—	—	1,311,171
Net realized (gain) loss on swap contracts	—	—	1,646,391	—	—	—	—	—	—
(Purchases) of swap contracts	—	—	—	—	—	—	—	—	—
Sales of swap contracts	—	—	16,353,608	—	—	—	—	—	—
Decrease/(Increase) in Net Options Written at Fair Value	(170,602)	69,085	(195,696)	—	—	—	—	—	—
Decrease (increase) in interest receivable	—	—	—	204	155	2,727	—	—	—
(Decrease) increase in interest payable	(211)	(334)	(4,118)	—	(421)	—	—	—	2,181

Net cash provided by (used in) operating activities	12,459,461	11,797,778	44,474,187	4,923,000	24,738,000	18,375,000	—	—	20,594,177
Cash Flows from Financing Activities
Capital Contributed	152,936,600	157,856,619	117,509,825	32,277,000	12,312,000	10,125,000	—	—	16,155,594
Capital Distributed	(165,396,061)	(169,654,397)	(161,984,012)	(37,200,000)	(37,050,000)	(28,500,000)	—	—	(36,749,771)

Net cash provided by (used in) financing activities	(12,459,461)	(11,797,778)	(44,474,187)	(4,923,000)	(24,738,000)	(18,375,000)	—	—	(20,594,177)

Net change in cash and cash equivalents	—	—	—	—	—	—	—	—	—
Cash and cash equivalents, beginning of period	—	—	—	—	—	—	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—	$—	$—	$—	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

	Frontier Trading Company VII, LLC			Frontier Trading Company XIV, LLC
	2015	2014	2013	2015	2014	2013
Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$4,220,713	$(558,018)	$(4,747,875)	$(985,611)	$4,544,325	$(24,858,627)
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by (used in) operating activities:
Decrease (increase) in receivable from futures commission merchants	(7,636,501)	574,114	5,416,124	273,327	(859,653)	42,452,595
Decrease (increase) in open trade equity, at fair value	9,951,838	(12,349,140)	(836,361)	990,384	(318,684)	(2,826,621)
Decrease (increase) in purchased/written options, at fair value	(77,725)	8,538,167	(732,546)	—	—	—
Net realized (gain) loss on swap contracts	—	—	—	—	—	—
(Purchases) of swap contracts	—	—	—	—	—	—
Sales of swap contracts	—	—	—	—	—	—
Net unrealized (gain) loss on swap contracts	—	—	—	—	—	—
Decrease (increase) in interest receivable	—	—	—	(211)	—	—
(Decrease) increase in interest payable	68	6	64	(389)	(988)	(7,347)

Net cash provided by (used in) operating activities	6,458,393	(3,794,871)	(900,594)	277,500	3,365,000	14,760,000
Cash Flows from Financing Activities
Capital Contributed	54,479,000	37,505,000	31,750,000	7,272,500	21,580,000	85,030,000
Capital Distributed	(60,937,393)	(33,710,129)	(30,849,406)	(7,550,000)	(24,945,000)	(99,790,000)

Net cash provided by (used in) financing activities	(6,458,393)	3,794,871	900,594	(277,500)	(3,365,000)	(14,760,000)

Net change in cash and cash equivalents	—	—	—	—	—	—
Cash and cash equivalents, beginning of period	—	—	—	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

	Frontier Trading Company XV, LLC			Frontier Trading Company XVII, LLC			Frontier Trading Company XVIII, LLC
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$57,767	$2,877,056	$2,755,237	$—	$—	$(162,487)	$—	$—	$(863,803)
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by (used in) operating activities:
Decrease (increase) in receivable from futures commission merchants	460,832	(484,173)	(7,303,863)	—	—	—	—	568,376	1,518,650
Decrease (increase) in open trade equity, at fair value	1,196,577	5,197,268	3,941,901	—	—	—	—	—	85,660
Decrease (increase) in purchased/written options, at fair value	—	(865,940)	(2,239,204)	—	—	—	—	—	—
Net realized (gain) loss on swap contracts	—	—	—	—	—	4,503,744	—	—	—
(Purchases) of swap contracts	—	—	—	—	—	—	—	—	—
Sales of swap contracts	—	—	—	—	—	—	—	—	—
Net unrealized (gain) loss on swap contracts	—	—	—	—	—	—	—	—	—
Decrease (increase) in interest receivable	68	657	(657)	—	—	—	—	—	—
(Decrease) increase in interest payable	156	(68)	(2,114)	—	—	—	—	—	(507)

Net cash provided by (used in) operating activities	1,715,400	6,724,800	(2,848,700)	—	—	4,341,257	—	568,376	740,000
Cash Flows from Financing Activities
Capital Contributed	975,100	23,175,200	28,730,000	—	—	1,922,241	—	—	1,060,000
Capital Distributed	(2,690,500)	(29,900,000)	(25,881,300)	—	—	(6,263,498)	—	(568,376)	(1,800,000)

Net cash provided by (used in) financing activities	(1,715,400)	(6,724,800)	2,848,700	—	—	(4,341,257)	—	(568,376)	(740,000)

Net change in cash and cash equivalents	—	—	—	—	—	—	—	—	—
Cash and cash equivalents, beginning of period	—	—	—				—	—	—

Cash and cash equivalents, end of period	$—	$—	$—	$—	$—	$—	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

	Frontier Trading Company XXIII, LLC			Frontier Trading Company XXIX, LLC
	2015	2014	2013	2015	2014	2013
Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$836,116	$7,478,302	$(1,488,658)	$(1,588,899)	$(598,455)	$—
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by (used in) operating activities:
Decrease (increase) in receivable from futures commission merchants	(462,427)	1,552,458	(839,932)	931,466	(1,946,362)	—
Decrease (increase) in open trade equity, at fair value	921,311	(825,760)	163,336	(284,591)	279,840	—
Decrease (increase) in purchased/written options, at fair value	—	—	—	—	—	—
Net realized (gain) loss on swap contracts	—	—	—	—	—	—
(Purchases) of swap contracts	—	—	—	—	—	—
Sales of swap contracts	—	—	—	—	—	—
Net unrealized (gain) loss on swap contracts	—	—	—	—	—	—
Decrease (increase) in interest receivable	—	—	—	24	—	—
(Decrease) increase in interest payable	—	—	(7)	—	(23)	—

Net cash provided by (used in) operating activities	1,295,000	8,205,000	(2,165,261)	(942,000)	(2,265,000)	—
Cash Flows from Financing Activities
Capital Contributed	17,805,000	3,895,000	15,389,995	4,042,000	2,265,000	—
Capital Distributed	(19,100,000)	(12,100,000)	(13,224,734)	(3,100,000)	—	—

Net cash provided by (used in) financing activities	(1,295,000)	(8,205,000)	2,165,261	942,000	2,265,000	—

Net change in cash and cash equivalents	—	—	—	—	—	—
Cash and cash equivalents, beginning of period	—	—	—	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

	Frontier Trading Company XXXIV, LLC			Frontier Trading Company XXXV, LLC			Frontier Trading Company XXXVII, LLC
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$374,013	$5,912,879	$526,168	$2,115,441	$3,132,777	$37,632	$(300,633)	$1,176,515	$(423,455)
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by (used in) operating activities:
Decrease (increase) in receivable from futures commission merchants	687,693	(687,693)	—	—	—	—	—	—	—
Decrease (increase) in open trade equity, at fair value	—	—	—	—	—	—	—	—	—
Decrease (increase) in purchased/written options, at fair value	—	—	—	—	—	—	—	—	—
(Purchases) of swap contracts	—	—	(9,600,000)	—	—	(3,400,000)	(1,000,000)	—	(2,880,000)
Sales of swap contracts	—	—	—	—	—	—	—	—	—
Net unrealized (gain) loss on swap contracts	(910,567)	(8,120,787)	(526,168)	(2,115,441)	(3,132,777)	(37,632)	300,633	(1,176,515)	423,455
Net realized (gain) loss on swap contracts	—	—	—	—	—	—	—	—	—
Decrease (increase) in interest receivable	—	—	—	—	—	—	—	—	—
(Decrease) increase in interest payable	(602)	601	—	—	—	—	—	—	—

Net cash provided by (used in) operating activities	150,537	(2,895,000)	(9,600,000)	—	—	(3,400,000)	(1,000,000)	—	(2,880,000)
Cash Flows from Financing Activities
Capital Contributed	11,282,015	25,645,000	9,600,000	—	—	3,400,000	1,000,000	—	2,880,000
Capital Distributed	(11,432,552)	(22,750,000)	—	—	—	—	—	—	—

Net cash provided by (used in) financing activities	(150,537)	2,895,000	9,600,000	—	—	3,400,000	1,000,000	—	2,880,000

Net change in cash and cash equivalents	—	—	—	—	—	—	—	—	—
Cash and cash equivalents, beginning of period	—	—	—	—	—	—	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—	$—	$—	$—	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

	Frontier Trading Company XXXVIII, LLC			Frontier Trading Company XXXIX, LLC
	2015	2014	2013	2015	2014	2013
Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$(3,624,988)	$(741,848)	$3,605,279	$419,803	$2,105,282	$(564,816)
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by (used in) operating activities:
Decrease (increase) in receivable from futures commission merchants	274,677	415,299	(3,359,991)	—	3,500	—
Decrease (increase) in open trade equity, at fair value	1,064,165	2,151,472	(3,520,288)	—	—	—
Decrease (increase) in purchased/written options, at fair value	—	—	—	—	—	—
(Purchases) of swap contracts	—	—	—	—	—	(5,996,500)
Sales of swap contracts	—	—	—	—	—	—
Net unrealized (gain) loss on swap contracts	—	—	—	(419,803)	(2,108,782)	561,316
Net realized (gain) loss on swap contracts	—	—	—	—	—	—
Decrease (increase) in interest receivable	—	—	—	—	—	—
(Decrease) increase in interest payable	146	(175)	—	—	—	—

Net cash provided by (used in) operating activities	(2,286,000)	1,824,748	(3,275,000)	—	—	(6,000,000)
Cash Flows from Financing Activities
Capital Contributed	14,336,000	14,825,252	9,475,000	—	—	6,000,000
Capital Distributed	(12,050,000)	(16,650,000)	(6,200,000)	—	—	—

Net cash provided by (used in) financing activities	2,286,000	(1,824,748)	3,275,000	—	—	6,000,000

Net change in cash and cash equivalents	—	—	—	—	—	—
Cash and cash equivalents, beginning of period	—	—	—	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

The Trading Companies of the Equinox Frontier Funds

Notes to Financial Statements

1. Organization and Purpose

These financial statements and related notes pertain to the following companies: Frontier Trading Company I LLC, Frontier Trading Company II LLC, Frontier Trading Company V, LLC, Frontier Trading Company VII, LLC, Frontier Trading Company XIV, LLC, Frontier Trading Company XV, LLC, Frontier Trading Company XVII, LLC, Frontier Trading Company XVIII, LLC, Frontier Trading Company XXIII, LLC, , Frontier Trading Company XXIX, LLC Frontier Trading Company XXXIV, LLC, Frontier Trading Company XXXV LLC, Frontier Trading Company XXXVII, LLC, Frontier Trading Company XXXVIII, LLC, and Frontier Trading Company XXXIX, LLC (the “Trading Companies”).

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

Investments and Swaps—The Trading Companies record investment transactions on a trade date basis and all investments are recorded at fair value, with changes in fair value reported as a component of realized and unrealized gains/(losses) on investments in the statements of operations. The Trading Companies strategically invest a portion or all of their assets in total return Swaps, selected at the discretion of management. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more underlying investment products or indices. In a typical Swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investment or instrument. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. The valuation of swap contracts requires significant estimates. Swap contracts are reported utilizing Level 3 Inputs. The significant unobservable inputs used in the fair value measurement of the Trading Company’s Swap contracts are asset liquidity, debt valuation, credit risk, volatility, market risk, distributions, dividends, risk premiums, and other risk management tools. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Swap Contracts are reported at fair value based upon a weekly indicative value that is calculated by management using bid/ask prices from the counterparty. This fair value is corroborated by valuations provided by a third party pricing service. The third party pricing service utilizes a Black Scholes pricing model with input adjustments factoring in volatility and liquidity of the instruments. All valuation processes are monitored by the valuation committee.

Income Taxes—The Trading Companies apply the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trading Companies’ financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trading Company level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. Management has concluded there is no tax expense, interest or penalties to be recorded by the Trading Companies. The 2012 through 2015 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

Fees and Expenses—The Trading Companies incur no expenses other than trading commissions and interest resulting from normal trading activity. All operating expenses such as legal, accounting, etc. are paid for, without reimbursement, by Equinox Fund Management, LLC, the Managing Owner of the Trust.

Recently Issued Accounting Pronouncements—In May 2015, the FASB issued ASU No. 2015-07, “Fair Value Measurement (Topic 820)—Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” ASU No. 2015-07 removes the requirement to include investments in the fair value hierarchy for which the fair value is measured at NAV using the practical expedient under “Fair Value Measurements and Disclosures (Topic 820).” ASU No. 2015-07 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. ASU No. 2015-07 is required to be applied retrospectively to all periods presented beginning in the year of adoption. Early adoption is permitted. Since ASU No. 2015-07 will only impact the Trust’s disclosures, adoption will not affect the Trading Company’s financial condition, results of operations, or cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 one year making it effective for annual reporting periods beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Trading Company has not yet selected a transition method and is currently evaluating the effect that the standard will have on the consolidated financial statements

Reclassification—Certain amounts in the 2014 financial statements have been reclassified to conform with the 2015 presentation. None of the reclasses had an impact on the NAV or performance of the Trading Companies.

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

The following table summarizes the instruments that comprise the Trading Companies financial asset portfolio measured at fair value on a recurring basis as of December 31, 2015 and 2014, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

December 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Frontier Trading Company I LLC
Open Trade Equity (Deficit)	$755,452	$—	$—	$755,452
Options Purchased	—	371,758	—	371,758
Options Written	—	(165,760)	—	(165,760)
Frontier Trading Company II LLC
Open Trade Equity (Deficit)	599,579	—	—	599,579
Frontier Trading Company VII LLC
Open Trade Equity (Deficit)	(6,482,499)	—	—	(6,482,499)
Options Purchased	—	154,380	—	154,380
Options Written	—	—	—	—
Frontier Trading Company XIV, LLC
Open Trade Equity (Deficit)	34,484	—	—	34,484
Frontier Trading Company XV, LLC
Open Trade Equity (Deficit)	462,340	—	—	462,340
Frontier Trading Company XXIII, LLC
Open Trade Equity (Deficit)	(27,706)	—	—	(27,706)
Frontier Trading Company XXIX, LLC
Open Trade Equity (Deficit)	4,750	—	—	4,750
Frontier Trading Company XXXIV, LLC
Swap Contracts	—	—	19,157,522	19,157,522
Frontier Trading Company XXXIX, LLC
Swap Contracts	—	—	7,960,269	7,960,269
Frontier Trading Company XXXV, LLC
Swap Contracts	—	—	8,685,850	8,685,850
Frontier Trading Company XXXVII, LLC
Swap Contracts	—	—	4,332,427	4,332,427
Frontier Trading Company XXXVIII, LLC
Open Trade Equity (Deficit)	304,878	—	—	304,878

December 31, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Frontier Trading Company I LLC
Open Trade Equity (Deficit)	$3,171,968	$43,237	$—	$3,215,205
Options Purchased	—	288,413	—	288,413
Options Written	—	(253,017)	—	(253,017)
Frontier Trading Company II LLC
Open Trade Equity (Deficit)	4,029,156	(555,872)	—	3,473,284
Frontier Trading Company VII LLC
Open Trade Equity (Deficit)	3,469,339	—	—	3,469,339
Options Purchased	—	8,787,472	—	8,787,472
Options Written	—	(8,710,817)	—	(8,710,817)
Frontier Trading Company XIV, LLC
Open Trade Equity (Deficit)	1,341,051	—	—	1,341,051
Frontier Trading Company XV, LLC
Open Trade Equity (Deficit)	1,658,917	—	—	1,658,917
Frontier Trading Company XXIII, LLC
Open Trade Equity (Deficit)	893,605	—	—	893,605
Frontier Trading Company XXIX, LLC
Open Trade Equity (Deficit)	(279,840)	—	—	(279,840)
Frontier Trading Company XXXIV, LLC
Swap Contracts	—	—	18,246,955	18,246,955
Frontier Trading Company XXXV, LLC
Swap Contracts	—	—	6,570,409	6,570,409
Frontier Trading Company XXXVII, LLC
Swap Contracts	—	—	3,633,060	3,633,060
Frontier Trading Company XXXVIII, LLC
Open Trade Equity (Deficit)	1,369,043	—	—	1,369,043
Frontier Trading Company XXXIX, LLC
Swap Contracts	—	—	7,543,966	7,543,966

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap Contract asset gains and losses (realized/unrealized) included in earnings are classified in “net realized and unrealized gain/(loss) on investments—net realized and unrealized gain/(loss) on swap contracts” on the statements of operations. During the year ended December 31, 2015, all identified level three assets are components of the Frontier Trading Company XXXIV, XXXV, XXXVII, and XXXIX LLC. During the year ended December 31, 2014, all identified level three assets are components of the Frontier Trading Company I, XVII, XXXIV, XXXV, XXXVII, and XXXIX LLC.

Swap Contracts	Frontier Trading Company XXXIV LLC For The Year Ending December 31, 2015	Frontier Trading Company XXXIX, LLC For The Year Ending December 31, 2015
Balance of recurring Level 3 assets as of January 1, 2015	$18,246,955	$7,540,466
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	910,567	419,803
Included in other comprehensive income	—	—
Purchases, sales, issuances, and settlements, net	—	—
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2015	$19,157,522	$7,960,269

	Frontier Trading Company XXXV LLC For The Year Ending December 31, 2015	Frontier Trading Company XXXVII, LLC For The Year Ending December 31, 2015
Balance of recurring Level 3 assets as of January 1, 2015	$6,570,409	$3,633,060
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	2,115,441	(300,633)
Included in other comprehensive income	—	—
Purchases, sales, issuances, and settlements, net	—	1,000,000
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2015	$8,685,850	$4,332,427

Swap Contracts	Frontier Trading Company XXXIV LLC For The Year Ending December 31, 2014	Frontier Trading Company XXXIX, LLC For The Year Ending December 31, 2014
Balance of recurring Level 3 assets as of January 1, 2014	$10,126,168	$5,435,184
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	8,120,787	2,108,782
Included in other comprehensive income	—	—
Purchases, sales, issuances, and settlements, net	—	—
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2014	$18,246,955	$7,543,966

	Frontier Trading Company XXXV LLC For The Year Ending December 31, 2014	Frontier Trading Company XXXVII, LLC For The Year Ending December 31, 2014
Balance of recurring Level 3 assets as of January 1, 2014	$3,437,632	$2,456,545
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	3,132,777	1,176,515
Included in other comprehensive income	—	—
Purchases, sales, issuances, and settlements, net	—	—
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2014	$6,570,409	$3,633,060

The Trading Companies assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Trading Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the year ended December 31, 2015 and 2014, the Trading Companies did not transfer any assets between Level 1 and Level 2.

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2015.

	Frontier Trading Company XXXIV LLC	Frontier Trading Company XXXV, LLC	Frontier Trading Company XXXVII, LLC	Frontier Trading Company XXXIX, LLC
Swaps	$19,157,522	$8,685,850	$4,332,427	$7,960,269

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

The Trading Companies have invested in the following Swaps as of December 31, 2015.

	Brevan Howard Total Return Swap	XXXIV Balanced Select Swap Total Return Swap	XXXV Diversified Select Swap Total Return Swap	XXXVII L/S Select Swap Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$12,663,283	$22,580,043	$13,851,707	$1,877,592
Termination Date	3/26/2018	8/2/2018	8/2/2018	8/7/2018
Cash Collateral	$5,993,000	$9,600,000	$3,400,000	$3,880,000
Swap Value	$1,967,269	$9,557,519	$5,285,749	$452,428
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0

Change in Unrealized Gain/(Loss)	$419,803	$910,566	$2,115,441	$(300,633)

Fair Value as of 12/31/2015	$7,960,269	$19,157,519	$8,685,849	$4,332,428

The Trading Companies have invested in the following Swaps as of December 31, 2014.

	Brevan Howard Total Return Swap	XXXIV Balanced Select Swap Total Return Swap	XXXV Diversified Select Swap Total Return Swap	XXXVII L/S Select Swap Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$17,663,283	$67,610,098	$35,500,000	$13,590,513
Termination Date	3/26/2018	8/2/2018	8/2/2018	8/7/2018
Cash Collateral	$5,993,000	$9,600,000	$3,400,000	$2,880,000
Swap Value	$1,547,465	$8,646,954	$3,170,408	$753,060
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0

Unrealized Gain/(Loss)	$2,108,782	$8,120,784	$3,132,777	$1,176,515

Fair Value as of 12/31/2014	$7,543,966	$18,246,954	$6,570,408	$3,633,060

5. Financial Highlights

The following information presents the financial highlights of the Trading Companies for the years ended December 31, 2015, 2014 and 2013.

	Frontier Trading			Frontier Trading			Frontier Trading
	Company I LLC			Company II LLC			Company V LLC
	12/31/2015	12/31/2014	12/31/2013	12/31/2015	12/31/2014	12/31/2013	12/31/2015	12/31/2014	12/31/2013
Net Investment Gain	-0.11%	-0.12%	-0.09%	0.02%	0.03%	0.08%	n/a	n/a	0.06%
Total Return	63.74%	145.03%	72.48%	67.48%	241.28%	170.80%	n/a	n/a	36.79%

	Frontier Trading			Frontier Trading			Frontier Trading
	Company VII, LLC			Company XIV, LLC			Company XV, LLC
	12/31/2015	12/31/2014	12/31/2013	12/31/2015	12/31/2014	12/31/2013	12/31/2015	12/31/2014	12/31/2013
Net Investment Gain	-0.02%	-0.03%	-0.01%	-0.01%	-0.20%	-0.10%	0.01%	-0.02%	0.03%
Total Return	117.20%	37.77%	-29.85%	-27.64%	159.10%	-73.46%	-0.93%	19.79%	11.08%

	Frontier Trading			Frontier Trading			Frontier Trading
	Company XVII, LLC			Company XVIII, LLC			Company XXIII, LLC
	12/31/2015	12/31/2014	12/31/2013	12/31/2015	12/31/2014	12/31/2013	12/31/2015	12/31/2014	12/31/2013
Net Investment Gain	n/a	n/a	0.00%	n/a	n/a	-0.27%	-0.45%	-0.46%	-0.40%
Total Return	n/a	n/a	-3.61%	n/a	n/a	-59.41%	48.44%	2149.00%	-55.09%

	Frontier Trading			Frontier Trading			Frontier Trading
	Company XXIX, LLC			Company XXXIX, LLC			Company XXXIV, LLC
	12/31/2015	12/31/2014	12/31/2013	12/31/2015	12/31/2014	12/31/2013	12/31/2015	12/31/2014	12/31/2013
Net Investment Gain	-0.04%	0.01%	0.00%	0.00%	0.00%	0.00%	-0.02%	-0.05%	0.00%
Total Return	-56.27%	-37.15%	0.00%	-29108.31%	38.75%	-9.41%	1.43%	41.75%	5.48%

	Frontier Trading			Frontier Trading			Frontier Trading
	Company XXXV, LLC			Company XXXVII, LLC			Company XXXVIII, LLC
	12/31/2015	12/31/2014	12/31/2013	12/31/2015	12/31/2014	12/31/2013	12/31/2015	12/31/2014	12/31/2013
Net Investment Gain	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	-0.04%	-.07%	-.01%
Total Return	32.20%	91.13%	1.11%	-2.86%	47.89%	-14.70%	-58.46%	85.85%	134.53%

6. Derivative Instruments and Hedging Activities

The Trading Companies’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trading Companies do not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trading Companies’ derivatives by instrument types as of December 31, 2015 and 2014 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trading Companies’ positions in swap contracts.

The following tables summarize the monthly averages of futures contracts bought and sold for each respective Trading Company:

For The Year Ended December 31, 2015

Monthly average contracts:	Bought	Sold
Frontier Trading Company I LLC	14,984	15,185
Frontier Trading Company II LLC	1,508	1,597
Frontier Trading Company VII, LLC	13,402	13,274
Frontier Trading Company XIV, LLC	1,338	1,359
Frontier Trading Company XV, LLC	2,153	2,225
Frontier Trading Company XXIII, LLC	2,926	2,962
Frontier Trading Company XXIX, LLC	526	537
Frontier Trading Company XXXIV, LLC	972	972
Frontier Trading Company XXXVIII, LLC	1,275	1,349

For The Year Ended December 31, 2014

Monthly average contracts:	Bought	Sold
Frontier Trading Company I LLC	10,431	10,301
Frontier Trading Company II LLC	1,658	1,626
Frontier Trading Company V LLC	0	0
Frontier Trading Company VII, LLC	11,107	11,212
Frontier Trading Company XIV, LLC	3,156	3,140
Frontier Trading Company XV, LLC	4,102	4,066
Frontier Trading Company XVIII, LLC	0	0
Frontier Trading Company XXIII, LLC	1,981	1,952
Frontier Trading Company XXIX, LLC	42	22
Frontier Trading Company XXXIV, LLC	1,936	1,938
Frontier Trading Company XXXVIII, LLC	1,730	1,622

For The Year Ended December 31, 2013

Monthly average contracts:	Bought	Sold
Frontier Trading Company I LLC	13,344	13,477
Frontier Trading Company II LLC	1,951	2,039
Frontier Trading Company V LLC	623	771
Frontier Trading Company VII, LLC	11,664	11,995
Frontier Trading Company XIV, LLC	14,726	15,608
Frontier Trading Company XV, LLC	5,432	5,459
Frontier Trading Company XVIII, LLC	356	404
Frontier Trading Company XXIII, LLC	1,834	1,778
Frontier Trading Company XXXVIII, LLC	435	534

The following tables summarize the trading revenues for the years ended December 31, 2015, 2014 and 2013, approximately by sector:

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended December 31, 2015 (2)

Type of contract	Frontier Trading Company I LLC	Frontier Trading Company II LLC	Frontier Trading Company VII, LLC
Metals	$638,640	$412,683	$2,770,377
Currencies	1,473,437	(346,462)	572,927
Energies	3,075,926	3,898,838	13,476,409
Agriculturals	(618,275)	295,065	1,146,162
Interest rates	4,813,887	4,204,957	(803,460)
Stock indices	2,273,642	(1,544,747)	173,194

Realized trading income/(loss) (2)	$11,657,257	$6,920,334	$17,335,609

Type of contract	Equinox Frontier Trading Company XIV, LLC	Equinox Frontier Trading Company XV, LLC	Equinox Frontier Trading Company XXIII, LLC
Metals	$(173,565)	$318,485	$(321,260)
Currencies	(1,062,588)	(1,140,254)	(349,146)
Energies	1,755,803	2,554,164	685,793
Agriculturals	(308,178)	(430,338)	—
Interest rates	767,420	466,376	1,569,067
Stock indices	(850,694)	(383,176)	398,225

Realized trading income/(loss) (2)	$128,198	$1,385,257	$1,982,679

Type of contract	Equinox Frontier Trading Company XXIX, LLC (3)	Equinox Frontier Trading Company XXXIV, LLC (3)	Equinox Frontier Trading Company XXXVIII, LLC
Metals	$(680,920)	$(2,157)	$(146,993)
Currencies	(68,374)	31,785	776,564
Energies	(755,954)	—	(702,562)
Agriculturals	(405,228)	—	(755,577)
Interest rates	(162,699)	(69,996)	(2,939,346)
Stock indices	261,267	(423,235)	1,351,855

Realized trading income/(loss) (2)	(1,811,908)	(463,603)	(2,416,059)

Unrealized Trading Revenue from Futures, Forwards and Options for the Year Ended December 31, 2015 (1)

Type of contract	Equinox Frontier Trading Company I LLC	Equinox Frontier Trading Company II LLC	Equinox Frontier Trading Company VII, LLC
Metals	$225,190	$342,136	$(3,034,728)
Currencies	(346,776)	(77,235)	(166,305)
Energies	(487,009)	(369,441)	(9,809,446)
Agriculturals	28,013	51,330	115,115
Interest rates	(1,490,244)	(2,060,991)	740,922
Stock indices	878,018	(759,504)	122,840

Realized trading income/(loss) (2)	$(1,192,808)	$(2,873,705)	$(12,031,602)

Type of contract	Equinox Frontier Trading Company XIV, LLC	Equinox Frontier Trading Company XV, LLC	Equinox Frontier Trading Company XXIII, LLC
Metals	$134,618	$341,471	$(66,888)
Currencies	334,553	72,012	(39,897)
Energies	(950,395)	(87,414)	(38,274)
Agriculturals	(4,647)	(193,258)	—
Interest rates	(437,886)	(1,031,166)	(705,395)
Stock indices	(66,627)	(298,164)	(70,857)

Realized trading income/(loss) (2)	$(990,384)	$(1,196,519)	$(921,311)

Type of contract	Equinox Frontier Trading Company XXIX, LLC	Equinox Frontier Trading Company XXXIV, LLC	Equinox Frontier Trading Company XXXVIII, LLC
Metals	$30,664	$—	$5,425
Currencies	28,909	—	(466,640)
Energies	332,868	—	(104,322)
Agriculturals	(22,429)	—	(195,062)
Interest rates	(66,993)	—	(15,968)
Stock indices	(18,428)	—	(287,597)

Realized trading income/(loss) (2)	284,591	—	(1,064,164)

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended December 31, 2014

Type of contract	Frontier Trading Company I LLC	Frontier Trading Company II LLC	Frontier Trading Company VII, LLC
Metals	$(437,457)	$170,841	$690,535
Currencies	1,750,349	3,665,521	2,527,403
Energies	1,194,230	5,800,067	(3,255,197)
Agriculturals	1,309,078	(1,089,242)	(158,431)
Interest rates	10,676,345	12,258,469	123,894
Stock indices	3,172,068	1,689,346	219,589

Realized trading income/(loss) (2)	$17,664,613	$22,495,002	$147,793

Type of contract	Equinox Frontier Trading Company XIV , LLC	Equinox Frontier Trading Company XV , LLC	Equinox Frontier Trading Company XXIII , LLC (3)
Metals	$(882,227)	$575,380	$(217,610)
Currencies	2,737,165	1,090,109	1,160,826
Energies	237,904	561,158	(605,056)
Agriculturals	829,935	949,454	—
Interest rates	3,297,947	2,379,839	5,823,668
Stock indices	(1,068,847)	(875,183)	667,519

Realized trading income/(loss) (2)	$5,151,877	$4,680,757	$6,829,347

Type of contract	Equinox Frontier Trading Company XXIX , LLC (3) (5)	Equinox Frontier Trading Company XXXIV , LLC (3)	Equinox Frontier Trading Company XXXVIII , LLC (3)
Metals	$(52,470)	$7,721	$(111,695)
Currencies	(94,092)	(261,257)	5,323,603
Energies	(358,642)	180	408,068
Agriculturals	(24,200)	—	(248,904)
Interest rates	138,650	—	(5,722,822)
Stock indices	80,496	(1,806,979)	1,968,275

Realized trading income/(loss) (2)	(310,258)	(2,060,335)	1,616,525

Unrealized Trading Revenue from Futures, Forwards and Options for the Year Ended December 31, 2014 (1)

Type of contract	Equinox Frontier Trading Company I LLC	Equinox Frontier Trading Company II LLC	Equinox Frontier Trading Company VII, LLC
Metals	$(111,947)	$(379,502)	$(67,120)
Currencies	365,702	(685,924)	90,671
Energies	389,322	526,450	410,565
Agriculturals	(89,486)	(281,100)	967,983
Interest rates	1,577,387	2,337,987	(432,162)
Stock indices	(946,046)	(2,365,920)	(409,378)

Unrealized trading income/(loss) (1)	$1,184,932	$(848,009)	$560,559

Type of contract	Equinox Frontier Trading Company XIV, LLC	Equinox Frontier Trading Company XV, LLC	Equinox Frontier Trading Company XXIII, LLC (3)
Metals	$164,178	$(593,950)	$20,878
Currencies	(743,778)	(1,724,126)	(278,910)
Energies	873,446	875,619	2,817
Agriculturals	(28,250)	(53,695)	—
Interest rates	371,048	464,025	1,653,065
Stock indices	(317,959)	(417,885)	(572,090)

Unrealized trading income/(loss) (1)	$318,685	$(1,450,012)	$825,760

Type of contract	Equinox Frontier Trading Company XXIX, LLC (5)	Equinox Frontier Trading Company XXXIV, LLC	Equinox Frontier Trading Company XXXVIII, LLC (4)
Metals	$(41,409)	$—	$(53,485)
Currencies	9,969	—	(285,427)
Energies	(322,182)	—	65,813
Agriculturals	(18,006)	—	(111,612)
Interest rates	61,567	—	(1,228,893)
Stock indices	30,221	—	(537,869)

Unrealized trading income/(loss) (1)	(279,840)	—	(2,151,473)

(1)	In the Statements of Operations under net change in open trade equity (deficit), at fair value.
(2)	In the Statements of Operations under Net realized gain/(loss) on futures, forwards and options.
(3)	Frontier Trading Company XXIII, LLC commenced operations in January 2012.
(4)	Frontier Trading Company XXXVIII, LLC commenced operations in November 2013.
(5)	Trading Companies XXIX commenced trading operations in November 2014.

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended December 31, 2013 (2)

Type of contract	Frontier Trading Company I LLC	Frontier Trading Company II LLC	Frontier Trading Company V LLC	Frontier Trading Company VII, LLC
Metals	$412,573	$1,614,525	$(177,747)	$(1,480,598)
Currencies	(814,671)	3,701,872	1,296,788	790,928
Energies	(2,799,303)	(2,918,095)	(1,334,769)	(4,910,183)
Agriculturals	(2,421,228)	2,015,773	471,906	341,441
Interest rates	2,423,384	(7,118,246)	(757,720)	598,983
Stock indices	4,755,435	13,887,786	6,411,757	1,459,036

Realized trading income/(loss) (2)	$1,556,190	$11,183,615	$5,910,215	$(3,200,393)

Type of contract	Frontier Trading Company XIV, LLC	Frontier Trading Company XV, LLC	Frontier Trading Company XVIII, LLC	Frontier Trading Company XXIII, LLC
Metals	$6,112,168	$(493,033)	$(247,744)	$(322,627)
Currencies	(19,294,266)	(79,489)	(51,616)	40,582
Energies	(2,176,306)	(927,698)	(237,383)	(252,872)
Agriculturals	(705,599)	(618,122)	(337,113)	(292,693)
Interest rates	(22,508,513)	(1,567,281)	(571,998)	(1,305,716)
Stock indices	12,638,587	3,519,159	703,216	958,376

Realized trading income/(loss) (2)	$(25,933,929)	$(166,464)	$(742,638)	$(1,174,950)

Type of contract	Frontier Trading Company XXXVIII, LLC
Metals	$45,320
Currencies	1,639,963
Energies	(894,269)
Agriculturals	(604,553)
Interest rates	(271,753)
Stock indices	209,465

Realized trading income/(loss) (2)	$124,173

Unrealized Trading Revenue from Futures, Forwards and Options for the Year Ended December 31, 2013 (1)

Type of contract	Frontier Trading Company I LLC	Frontier Trading Company II LLC	Frontier Trading Company V LLC	Frontier Trading Company VII, LLC
Metals	$1,212,080	$1,436,076	$366,938	$(8,186,850)
Currencies	104,438	(898,048)	(374,472)	2,874,502
Energies	(289,840)	107,134	136,348	(21,526,796)
Agriculturals	(63,428)	515,298	(190,376)	7,375,646
Interest rates	(1,483,357)	(1,007,888)	(97,299)	17,321,998
Stock indices	2,905,375	2,669,283	(1,152,310)	5,780,441

Unrealized trading income/(loss) (1)	$2,385,268	$2,821,855	$(1,311,171)	$3,638,941

Type of contract	Frontier Trading Company XIV, LLC	Frontier Trading Company XV, LLC	Frontier Trading Company XVIII, LLC	Frontier Trading Company XXIII, LLC
Metals	$874,183	$1,897,220	$24,089	$40,362
Currencies	1,309,342	2,953,457	(48,985)	364,150
Energies	(1,070,845)	(558,216)	1,489	(58,852)
Agriculturals	255,624	556,113	40,202	(224,679)
Interest rates	502,102	(233,344)	(39,175)	(978,553)
Stock indices	956,215	(731,655)	(63,280)	694,236

Unrealized trading income/(loss) (1)	$2,826,621	$3,883,575	$(85,660)	$(163,336)

Type of contract	Frontier Trading Company XXXVIII, LLC
Metals	$105,975
Currencies	1,089,489
Energies	35,080
Agriculturals	265,629
Interest rates	1,233,037
Stock indices	791,078

Unrealized trading income/(loss) (1)	$3,520,288

(1)	In the Statements of Operations under net change in open trade equity (deficit), at fair value.
(2)	In the Statements of Operations under Net realized gain/(loss) on futures, forwards and options.

Certain financial instruments and derivative instruments are eligible for offset in the statements of financial condition under GAAP. The Trading Company’s open trade equity/(deficit), options written, and receivables from futures commissions merchants (each, an “FCM”) are subject to master netting arrangements and collateral arrangements and meet the U.S. GAAP guidance to qualify for offset. A master netting arrangement with a counterparty creates a right of offset for amounts due to and from that same counterparty that is enforceable in the event of a default or bankruptcy. The Series’ policy is to recognize amounts subject to master netting arrangements on a net basis on the statements of financial condition.

The following tables present gross and net information about the Trading Company’s assets and liabilities subject to master netting arrangements as disclosed on the statements of financial condition as of December 31, 2015 and 2014.

As of December 31, 2015	Gross Amounts of recognized Derivative Assets	Gross Amounts of recognized Derivative Liabilities	Net Amounts of Derivative Assets and Liabilities Presented in the Statements of Financial Condition
Frontier Trading Company I, LLC
Open Trade Equity/(Deficit)	$795,813	$(40,361)	$755,452
Options Purchased	371,758	—	371,758
Options Written	—	(165,760)	(165,760)
Frontier Trading Company II, LLC
Open Trade Equity/(Deficit)	$768,117	$(168,538)	$599,579
Frontier Trading Company VII, LLC
Open Trade Equity/(Deficit)	$11,386	$(6,493,885)	$(6,482,499)
Options Purchased	154,380	—	154,380
Frontier Trading Company XIV, LLC
Open Trade Equity/(Deficit)	$34,484	$—	$34,484
Frontier Trading Company XV, LLC
Open Trade Equity/(Deficit)	$495,019	$(32,681)	$462,338
Frontier Trading Company XXIII, LLC
Open Trade Equity/(Deficit)	$7,381	$(35,087)	$(27,706)
Frontier Trading Company XXIX, LLC
Open Trade Equity/(Deficit)	$4,750	$—	$4,750
Frontier Trading Company XXXIV, LLC
Swap Contracts	$19,157,522	$—	$19,157,522
Frontier Trading Company XXXV, LLC
Swap Contracts	$8,685,850	$—	$8,685,850
Frontier Trading Company XXXVII, LLC
Swap Contracts	$4,332,427	$—	$4,332,427
Frontier Trading Company XXXVIII, LLC
Open Trade Equity/(Deficit)	$304,878	$—	$304,878
Frontier Trading Company XXXIX, LLC
Swap Contracts	$7,960,269	$—	$7,960,269

As of December 31, 2014	Gross Amounts of recognized Derivative Assets	Gross Amounts of recognized Derivative Liabilities	Net Amounts of Derivative Assets and Liabilities Presented in the Statements of Financial Condition
Frontier Trading Company I, LLC
Open Trade Equity/(Deficit)	$3,369,866	$(154,661)	$3,215,205
Options Purchased	288,413	—	288,413
Options Written	—	(253,017)	(253,017)
Frontier Trading Company II, LLC
Open Trade Equity/(Deficit)	$4,029,155	$(555,871)	$3,473,284
Frontier Trading Company VII, LLC
Open Trade Equity/(Deficit)	$4,471,373	$(1,002,034)	$3,469,339
Options Purchased	8,787,472	—	8,787,472
Options Written	—	(8,710,817)	(8,710,817)
Frontier Trading Company XIV, LLC
Open Trade Equity/(Deficit)	$1,341,051	$(316,183)	$1,024,868
Frontier Trading Company XV, LLC
Open Trade Equity/(Deficit)	$2,047,683	$(388,766)	$1,658,917
Frontier Trading Company XXIII, LLC
Open Trade Equity/(Deficit)	$893,605	$—	$893,605
Frontier Trading Company XXIX, LLC
Open Trade Equity/(Deficit)	$—	$(279,840)	$(279,840)
Frontier Trading Company XXXIV, LLC
Swap Contracts	$18,246,955	$—	$18,246,955
Frontier Trading Company XXXV, LLC
Swap Contracts	$6,570,409	$—	$6,570,409
Frontier Trading Company XXXVII, LLC
Swap Contracts	$3,633,060	$—	$3,633,060
Frontier Trading Company XXXVIII, LLC
Open Trade Equity/(Deficit)	$1,369,043	$—	$1,369,043
Frontier Trading Company XXXIX, LLC
Swap Contracts	$7,540,466	$—	$7,540,466

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

Equinox Frontier Funds
(Registrant)

Date: March 30, 2016	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/	Robert J. Enck	March 30, 2016
Robert J. Enck, Chairman and Member of the Executive Committee of Equinox Frontier Funds
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	Vance Sanders	March 30, 2016
Vance Sanders, Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	David P. DeMuth	March 30, 2016
David P. DeMuth, Member of the Executive Committee of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Balanced Fund, a Series of Equinox Frontier Funds (Registrant)

Date: March 30, 2016	By:	/s/ ROBERT J. ENCK
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/	Robert J. Enck	March 30, 2016
Robert J. Enck, Chairman and Member of the Executive Committee of Equinox Frontier Funds
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	Vance Sanders	March 30, 2016
Vance Sanders, Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	David P. DeMuth	March 30, 2016
David P. DeMuth, Member of the Executive Committee of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

Equinox Frontier Heritage Fund, a Series of Equinox Frontier Funds (Registrant)

Date: March 30, 2016	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/	Robert J. Enck	March 30, 2016
Robert J. Enck, Chairman and Member of the Executive Committee of Equinox Frontier Funds
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	Vance Sanders	March 30, 2016
Vance Sanders, Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	David P. DeMuth	March 30, 2016
David P. DeMuth, Member of the Executive Committee of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Winton Fund, a Series of Equinox Frontier Funds (Registrant)

Date: March 30, 2016	By:	/s/ ROBERT J. ENCK
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

Equinox Fund Management, LLC

BY:	/s/	Robert J. Enck	March 30, 2016
Robert J. Enck, Chairman and Member of the Executive Committee of Equinox Frontier Funds
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	Vance Sanders	March 30, 2016
Vance Sanders, Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	David P. DeMuth	March 30, 2016
David P. DeMuth, Member of the Executive Committee of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Select Fund, a Series of Equinox Frontier Funds (Registrant)

Date: March 30, 2016	By:	/s/ ROBERT J. ENCK
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/	Robert J. Enck	March 30, 2016
Robert J. Enck, Chairman and Member of the Executive Committee of Equinox Frontier Funds
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	Vance Sanders	March 30, 2016
Vance Sanders, Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	David P. DeMuth	March 30, 2016
David P. DeMuth, Member of the Executive Committee of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Long/Short Commodity Fund, a Series of Equinox Frontier Funds (Registrant)

Date: March 30, 2016	By:	/s/ ROBERT J. ENCK
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/	Robert J. Enck	March 30, 2016
Robert J. Enck, Chairman and Member of the Executive Committee of Equinox Frontier Funds
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	Vance Sanders	March 30, 2016
Vance Sanders, Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	David P. DeMuth	March 30, 2016
David P. DeMuth, Member of the Executive Committee of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Diversified Fund, a Series of Equinox Frontier Funds (Registrant)

Date: March 30, 2016	By:	/s/ ROBERT J. ENCK
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/	Robert J. Enck	March 30, 2016
Robert J. Enck, Chairman and Member of the Executive Committee of Equinox Frontier Funds
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	Vance Sanders	March 30, 2016
Vance Sanders, Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	David P. DeMuth	March 30, 2016
David P. DeMuth, Member of the Executive Committee of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Masters Fund, a Series of Equinox Frontier Funds (Registrant)

Date: March 30, 2016	By:	/s/ ROBERT J. ENCK
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/	Robert J. Enck	March 30, 2016
Robert J. Enck, Chairman and Member of the Executive Committee of Equinox Frontier Funds
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	Vance Sanders	March 30, 2016
Vance Sanders, Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	David P. DeMuth	March 30, 2016
David P. DeMuth, Member of the Executive Committee of Equinox Frontier Funds