Form 10-Q
period 2016-03-31
Equinox Frontier Funds; Equinox Frontier Heritage Fund; Equinox Frontier Select Fund; Equinox Frontier Masters Fund; Equinox Frontier Diversified Fund; Equinox Frontier Winton Fund; Equinox Frontier Long/Short Commodity Fund; Equinox Frontier Balanced Fund
filed 2016-05-12
CIK 1261379, 1389123, 1389125, 1450722, 1450720, 1389124, 1389128, 1389122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended March 31, 2016

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

Equinox Frontier Balanced Fund Class 1, Class 2, Class 2a and Class 3a Units;

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF MARCH 31, 2016, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

The Series of Equinox Frontier Funds

Statements of Financial Condition

March 31, 2016 (Unaudited) and December 31, 2015

	Equinox Frontier		Equinox Frontier		Equinox Frontier
	Diversified Fund		Masters Fund		Long/Short Commodity Fund
	3/31/2016	12/31/2015	3/31/2016	12/31/2015	3/31/2016	12/31/2015
ASSETS
Cash and cash equivalents	$453,012	$3,283,973	$133,757	$1,421,994	$52,790	$570,169
U.S. Treasury securities, at fair value	38,197,594	27,604,916	11,278,168	11,953,206	4,451,169	4,792,817
Open trade equity, at fair value	—	—	—	—	—	—
Options purchased, at fair value	—	—	—	—	—	—
Receivable from futures commission merchants	—	—	—	—	—	—
Swap contracts, at fair value	7,445,618	8,685,849	—	—	4,256,848	4,332,428
Investments in unconsolidated trading companies, at fair value	15,075,020	16,094,207	10,817,048	9,409,930	3,562,619	3,414,663
Prepaid service fees - Class 1	12,389	16,160	—	7,355	398	736
Interest receivable	225,371	479,142	66,543	207,473	26,263	83,190
Receivable from related parties	—	—	6,158	1,670	2,424	1,606
Other assets	—	—	—	—	—	—

Total Assets	$61,409,004	$56,164,247	$22,301,674	$23,001,628	$12,352,511	$13,195,609

LIABILITIES & CAPITAL
LIABILITIES
Open trade deficit, at fair value	$—	$—	$—	$—	$—	$—
Options written, at fair value	—	—	—	—	—	—
Pending owner additions	1,553	1,524	1,333	1,290	—	—
Owner redemptions payable	8,721	9,030	117,578	9,558	2,296	796
Incentive fees payable to Managing Owner	921,036	204,914	226,228	42,251	134,601	28,408
Management fees payable to Managing Owner	79,795	81,940	53,706	54,674	45,998	48,210
Interest payable to Managing Owner	14,303	11,661	4,776	4,957	2,074	1,368
Service fees payable to Managing Owner	13,646	17,020	11,025	12,098	7,293	6,841
Trading fees payable to Managing Owner	129,791	121,065	46,225	48,501	16,266	17,129
Payables to related parties	1,314	2,126	—	—	—	—
Other liabilities	—	1	27	—	6	6

Total Liabilities	1,170,159	449,281	460,898	173,329	208,534	102,758

CAPITAL
Managing Owner Units - Class 1	—	—	—	—	—	—
Managing Owner Units - Class 2	2,693,806	2,616,258	754,430	712,391	399,220	407,255
Managing Owner Units - Class 2a	—	—	—	—	231,471	235,971
Managing Owner Units - Class 3	33,962	32,964	34,262	32,332	—	—
Managing Owner Units - Class 3a	—	—	—	—	11,474	11,690
Limited Owner Units - Class 1	8,880,778	11,814,234	7,355,368	8,323,800	—	—
Limited Owner Units - Class 1a	—	—	—	—	3,763,513	4,053,754
Limited Owner Units - Class 2	36,163,467	32,016,842	6,858,910	7,180,967	518,803	586,345
Limited Owner Units - Class 2a	—	—	—	—	911,756	1,051,694
Limited Owner Units - Class 3	12,466,832	9,234,668	6,837,806	6,578,809	5,506,136	5,906,669
Limited Owner Units - Class 3a	—	—	—	—	801,604	839,473

Total Owners’ Capital	60,238,845	55,714,966	21,840,776	22,828,299	12,143,977	13,092,851

Non-Controlling Interests	—	—	—	—	—	—

Total Capital	60,238,845	55,714,966	21,840,776	22,828,299	12,143,977	13,092,851

Total Liabilities and Capital	$61,409,004	$56,164,247	$22,301,674	$23,001,628	$12,352,51	$13,195,609

Units Outstanding
Class 1	74,988	102,269	61,804	73,747	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	40,664	42,778
Class 2	291,203	267,240	56,784	62,347	7,090	7,522
Class 2a	N/A	N/A	N/A	N/A	10,976	12,127
Class 3	101,223	77,316	55,158	56,230	42,509	44,702
Class 3a	N/A	N/A	N/A	N/A	7,752	7,965

Net Asset Value per Unit
Class 1	$118.43	$115.52	$119.01	$112.87	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	$92.55	$94.76
Class 2	$133.44	$129.60	$134.07	$126.60	$129.50	$132.10
Class 2a	N/A	N/A	N/A	N/A	$104.16	$106.19
Class 3	$123.50	$119.87	$124.59	$117.57	$129.53	$132.14
Class 3a	N/A	N/A	N/A	N/A	$104.89	$106.86

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Financial Condition

March 31, 2016 (Unaudited) and December 31, 2015

	Equinox Frontier Balanced Fund		Equinox Frontier Select Fund
	3/31/2016	12/31/2015	3/31/2016	12/31/2015
ASSETS
Cash and cash equivalents	$599,464	$4,895,183	$16,034	$220,371
U.S. Treasury securities, at fair value	50,546,326	41,148,676	1,351,993	1,852,429
Receivable from futures commission merchants	7,448,384	7,517,903	15,800,335	13,281,151
Open trade equity, at fair value	—	11,530	457,989	462,339
Options purchased, at fair value	—	—	—	—
Swap contracts, at fair value	16,955,814	19,157,520	—	—
Investments in unconsolidated trading companies, at fair value	17,593,813	17,623,968	4,558,600	4,147,840
Interest receivable	298,525	714,434	7,977	32,153
Prepaid service fees	—	—	—	—
Other assets	12	12	—	3

Total Assets	$93,442,338	$91,069,226	$22,192,928	$19,996,286

LIABILITIES & CAPITAL
LIABILITIES
Open trade deficit, at fair value	$6,110	$—	$—	$—
Options written, at fair value	—	—	—	—
Pending owner additions	16,529	15,538	1,450	1,335
Owner redemptions payable	73,864	440,090	19,321	16,670
Incentive fees payable to Managing Owner	935,617	106,563	23,986	—
Management fees payable to Managing Owner	79,116	80,574	24,288	22,884
Interest payable to Managing Owner	95,730	77,642	3,022	3,549
Service fees payable to Managing Owner	145,684	145,576	29,885	29,092
Trading fees payable to Managing Owner	58,302	57,450	8,811	8,515
Payables to related parties	26,084	24,069	1,660	1,495
Other liabilities	4	—	—	156

Total Liabilities	1,437,040	947,502	112,423	83,696

CAPITAL
Managing Owner Units - Class 2	1,487,026	1,429,544	9,769	8,814
Managing Owner Units - Class 2a	199,817	191,645	—	—
Limited Owner Units - Class 1	63,232,992	62,563,337	12,528,315	11,710,517
Limited Owner Units - Class 1AP	694,223	714,747	52,500	47,365
Limited Owner Units - Class 2	22,130,105	21,278,864	1,473,455	1,329,359
Limited Owner Units - Class 2a	371,624	356,425	—	—
Limited Owner Units - Class 3a	2,534,902	2,435,421	—	—

Total Owners’ Capital	90,650,689	88,969,983	14,064,039	13,096,055

Non-Controlling Interests	1,354,609	1,151,741	8,016,466	6,816,535

Total Capital	92,005,298	90,121,724	22,080,505	19,912,590

Total Liabilities and Capital	$93,442,338	$91,069,226	$22,192,928	$19,996,286

Units Outstanding
Class 1	478,373	488,680	126,039	129,612
Class 1AP	4,996	5,351	503	503
Class 2	126,351	126,375	10,696	10,696
Class 2a	3,539	3,539	N/A	N/A
Class 3a	15,749	15,776	N/A	N/A

Net Asset Value per Unit
Class 1	$132.18	$128.03	$99.40	$90.35
Class 1AP	$138.97	$133.59	$104.50	$94.28
Class 2	$186.92	$179.69	$138.68	$125.11
Class 2a	$161.49	$154.88	N/A	N/A
Class 3a	$160.96	$154.37	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Financial Condition

March 31, 2016 (Unaudited) and December 31, 2015

	Equinox Frontier Winton Fund		Equinox Frontier Heritage Fund
	3/31/2016	12/31/2015	3/31/2016	12/31/2015
ASSETS
Cash and cash equivalents	$308,128	$2,928,616	$65,441	$655,319
U.S. Treasury securities, at fair value	25,981,216	24,617,817	5,517,908	5,508,577
Receivable from futures commission merchants	17,088,806	12,744,570	—	—
Open trade equity, at fair value	675,733	599,579	—	—
Investments in unconsolidated trading companies, at fair value	431,600	297,554	1,862,027	1,405,586
Swap contracts, at fair value	—	—	8,857,363	7,960,268
Interest receivable	154,330	427,511	32,557	95,612
Other assets	—	2	—	2

Total Assets	$44,639,813	$41,615,649	$16,335,296	$15,625,364

LIABILITIES & CAPITAL

LIABILITIES
Pending owner additions	$13,855	$13,524	$3,403	$3,251
Owner redemptions payable	—	51,671	15,209	84,355
Incentive fees payable to Managing Owner	99,067	—	9,072	—
Management fees payable to Managing Owner	91,943	93,171	20,914	21,490
Interest payable to Managing Owner	56,108	49,624	11,873	11,066
Service fees payable to Managing Owner	44,574	44,422	18,871	18,807
Trading fees payable to Managing Owner	22,673	22,405	7,534	7,457
Payables to related parties	35,287	31,638	4,717	4,416
Other liabilities	—	—	—	—

Total Liabilities	363,507	306,455	91,593	150,842

CAPITAL
Managing Owner Units - Class 2	46,680	44,962	78,798	74,329
Limited Owner Units - Class 1	23,601,195	23,022,800	8,877,549	8,628,726
Limited Owner Units - Class 1AP	37,974	36,576	46,832	58,523
Limited Owner Units - Class 2	12,220,147	11,837,205	2,946,142	2,779,024

Total Owners’ Capital	35,905,996	34,941,543	11,949,321	11,540,602

Non-Controlling Interests	8,370,310	6,367,651	4,294,382	3,933,920

Total Capital	44,276,306	41,309,194	16,243,703	15,474,522

Total Liabilities and Capital	$44,639,813	$41,615,649	$16,335,296	$15,625,364

Units Outstanding
Class 1	139,507	140,239	67,890	69,436
Class 1AP	214	214	341	452
Class 2	54,321	54,629	16,441	16,441

Net Asset Value per Unit
Class 1	$169.18	$164.17	$130.76	$124.27
Class 1AP	$177.86	$171.31	$137.47	$129.67
Class 2	$225.82	$217.51	$183.97	$173.54

The accompanying notes are an integral part of these financial statements.

The Series of the Equinox Frontier Funds

Condensed Schedule of Investments (Unaudited)

March 31, 2016

		Equinox Frontier Equinox Frontier Diversified Fund		Equinox Frontier Masters Fund		Equinox Frontier Long/Short Commodities Fund
Description		Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
SWAPS (1)
	Frontier XXXIV Balanced select swap (U.S.)	$—	0.00%	$—	0.00%	$—	0.00%
	Frontier Brevan Howard swap (U.S.)	—	0.00%	—	0.00%	—	0.00%
	Frontier XXXV Diversified select swap (U.S.)	7,445,618	12.36%	—	0.00%	—	0.00%
	Frontier XXXVII L/S select swap (U.S.)	—	0.00%	—	0.00%	4,256,848	35.05%

	Total Swaps	$7,445,618	12.36%	$—	0.00%	$4,256,848	35.05%

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
	Equinox Frontier Trading Company I, LLC	$8,381,019	13.91%	$769,277	3.52%	$354,418	2.92%
	Equinox Frontier Trading Company II, LLC	2,276,735	3.78%	1,335,521	6.11%	—	0.00%
	Equinox Frontier Trading Company VII, LLC	2,241,295	3.72%	1,141,165	5.22%	2,777,291	22.87%
	Equinox Frontier Trading Company XV, LLC	—	0.00%	7,111,397	32.56%	—	0.00%
	Equinox Frontier Trading Company XXIII, LLC	1,354,609	2.25%	—	0.00%	—	0.00%
	Equinox Frontier Trading Company XXXVIII, LLC	821,362	1.36%	459,688	2.10%	430,910	3.55%

	Total Investment in Uncosolidated Trading Companies	$15,075,020	25.02%	$10,817,048	49.51%	$3,562,619	29.34%

U.S. TREASURY SECURITIES (2)

FACE VALUE		Fair Value		Fair Value		Fair Value
$67,000,000	US Treasury Note 6.000% due 02/15/2026 (Cost $99,934,764)	$25,808,571	42.84%	$7,620,203	34.89%	$3,007,475	24.77%
$20,000,000	US Treasury Note 6.875% due 08/15/2025 (Cost $28,012,500)	8,041,315	13.35%	2,374,267	10.87%	937,055	7.72%
$15,000,000	US Treasury Note 2.25% due 11/15/2025 (Cost $15,552,664)	4,347,708	7.22%	1,283,698	5.88%	506,639	4.17%

		$38,197,594	63.41%	$11,278,168	51.64%	$4,451,169	36.66%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value		Face Value
	US Treasury Note 6.000% due 02/15/2026 (2)	$18,636,449		$5,502,572		$2,171,707
	US Treasury Note 6.875% due 08/15/2025 (2)	5,563,119		1,642,559		648,271
	US Treasury Note 2.25% due 11/15/2025 (2)	4,172,339		1,231,919		486,203

		$28,371,907		$8,377,050		$3,306,181

Additional Disclosure on U.S. Treasury Securities		Cost		Cost		Cost
	US Treasury Note 6.000% due 02/15/2026 (2)	$24,858,385		$7,339,652		$2,896,750
	US Treasury Note 6.875% due 08/15/2025 (2)	7,791,844		2,300,609		907,984
	US Treasury Note 2.25% due 11/15/2025 (2)	4,326,066		1,277,308		504,117

		$36,976,295		$10,917,569		$4,308,851

(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.
(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of the Equinox Frontier Funds

Condensed Schedule of Investments (Unaudited)

March 31, 2016

		Equinox Frontier Balanced Fund		Equinox Frontier Select Fund
Description		Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS
	Various base metals futures contracts (Europe)	$(1,516)	0.00%	$76,997	0.35%
	Various base metals futures contracts (U.S.)	—	0.00%	(17,225)	-0.08%
	Various currency futures contracts (Singapore)	—	0.00%	9,476	0.04%
	Various currency futures contracts (U.S.)	50,010	0.05%	284,065	1.29%*
	Various energy futures contracts (Far East)	—	0.00%	744	0.00%
	Various energy futures contracts (U.S.)	(153,884)	-0.17%	(5,661)	-0.03%
	Various interest rates futures contracts (Canada)	(16,314)	-0.02%	(13,965)	-0.06%
	Various interest rates futures contracts (Europe)	130,257	0.14%	275,046	1.25%*
	Various interest rates futures contracts (Far East)	(39,797)	-0.04%	9,345	0.04%
	Various interest rates futures contracts (Oceanic)	50,371	0.05%	589	0.00%
	Various interest rates futures contracts (U.S.)	168,897	0.18%	36,170	0.16%
	Various precious metal futures contracts (Far East)	—	0.00%	46	0.00%
	Various precious metal futures contracts (U.S.)	(110)	0.00%	8,655	0.04%
	Various soft futures contracts (Canada)	—	0.00%	129	0.00%
	Various soft futures contracts (Europe)	—	0.00%	(1,624)	-0.01%
	Various soft futures contracts (U.S.)	(48,686)	-0.05%	31,547	0.14%
	Various stock index futures contracts (Canada)	(1,873)	0.00%	1,858	0.01%
	Various stock index futures contracts (Europe)	(24,691)	-0.03%	(5,710)	-0.03%
	Various stock index futures contracts (Far East)	45,192	0.05%	13,512	0.06%
	Various stock index futures contracts (Oceanic)	(211)	0.00%	(3,006)	-0.01%
	Various stock index futures contracts (U.S.)	102,472	0.11%	105,305	0.48%

	Total Long Futures Contracts	$260,117	0.27%	$806,293	3.64%

SHORT FUTURES CONTRACTS
	Various base metals futures contracts (Europe)	$(8,603)	-0.01%	$(123,345)	-0.56%
	Various base metals futures contracts (U.S.)	3,313	0.00%	—	0.00%
	Various currency futures contracts (U.S.)	(124,113)	-0.13%	(104,801)	-0.47%
	Various energy futures contracts (Europe)	—	0.00%	(7,281)	-0.03%
	Various energy futures contracts (U.S.)	263,021	0.29%	3,068	0.01%
	Various interest rates futures contracts (Canada)	(8)	0.00%	3,874	0.02%
	Various interest rates futures contracts (Europe)	2,860	0.00%	5,681	0.03%
	Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%
	Various interest rates futures contracts (Oceanic)	(542)	0.00%	(57,670)	-0.26%
	Various interest rates futures contracts (U.S.)	(158,470)	-0.17%	(127,534)	-0.58%
	Various precious metal futures contracts (U.S.)	(1,370)	0.00%	—	0.00%
	Various soft futures contract (Europe)	—	0.00%	—	0.00%
	Various soft futures contracts (Canada)	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)	—	0.00%	13,705	0.06%
	Various soft futures contracts (U.S.)	48,892	0.05%	44,962	0.20%
	Various stock index futures contracts (Africa)	—	0.00%	—	0.00%
	Various stock index futures contracts (Canada)	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	2,773	0.00%	(68)	0.00%
	Various stock index futures contracts (Far East)	(3,188)	0.00%	10,508	0.05%
	Various stock index futures contracts (Oceanic)	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	(27,396)	-0.03%	38,161	0.17%
	Various stock index futures contracts (Warsaw)	—	0.00%	(5,858)	-0.03%

	Total Short Futures Contracts	$(2,831)	0.00%	$(306,598)	-1.39%

CURRENCY FORWARDS
	Various currency forwards contracts (NA)	$(263,396)	-0.29%	$(41,706)	-0.19%

	Total Currency Forwards	$(263,396)	-0.29%	$(41,706)	-0.19%

	Total Open Trade Equity (Deficit)	$(6,110)	-0.02%	$457,989	2.06%

OPTIONS PURCHASED
	Various energy futures contracts (U.S.)	$—	0.00%	$—	0.00%
	Various soft futures contracts (U.S.)	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%

	Total Options Purchased	$—	0.00%	$—	0.00%

OPTIONS WRITTEN
	Various energy futures contracts (U.S.)	$—	0.00%	$—	0.00%
	Various soft futures contracts (U.S.)	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%

	Total Options Written	$—	0.00%	$—	0.00%

SWAPS (1)
	Frontier XXXIV Balanced select swap (U.S.)	$16,955,814	18.43%	$—	0.00%

	Total Swaps	$16,955,814	18.43%	$—	0.00%

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
	Equinox Frontier Trading Company I, LLC	$8,959,789	9.74%	$—	0.00%
	Equinox Frontier Trading Company II, LLC	3,101,942	3.37%	—	0.00%
	Equinox Frontier Trading Company VII, LLC	3,266,820	3.55%	—	0.00%
	Equinox Frontier Trading Company XV, LLC	905,067	0.98%	—	0.00%
	Equinox Frontier Trading Company XXXIX, LLC	—	0.00%	4,294,379	19.45%
	Equinox Frontier Trading Company XXXVIII, LLC	1,360,195	1.48%	264,221	1.20%

	Total Investment in Uncosolidated Trading Companies	$17,593,813	19.12%	$4,558,600	20.65%

U.S. TREASURY SECURITIES (2)

FACE VALUE		Fair Value		Fair Value
$67,000,000	US Treasury Note 6.000% due 02/15/2026 (Cost $99,934,764)	$34,152,109	37.12%	$913,487	4.14%
$20,000,000	US Treasury Note 6.875% due 08/15/2025 (Cost $28,012,500)	10,640,957	11.57%	284,620	1.29%
$15,000,000	US Treasury Note 2.25% due 11/15/2025 (Cost $15,552,664)	5,753,260	6.25%	153,886	0.70%

		$50,546,326	54.94%	$1,351,993	6.13%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value
	US Treasury Note 6.000% due 02/15/2026 (2)	$24,661,346		$659,632
	US Treasury Note 6.875% due 08/15/2025 (2)	7,361,596		196,905
	US Treasury Note 2.25% due 11/15/2025 (2)	5,521,197		147,679

		$37,544,139		$1,004,216

Additional Disclosure on U.S. Treasury Securities		Cost		Cost
	US Treasury Note 6.000% due 02/15/2026 (2)	$32,894,743		$879,856
	US Treasury Note 6.875% due 08/15/2025 (2)	10,310,835		275,790
	US Treasury Note 2.25% due 11/15/2025 (2)	5,724,621		153,120

		$48,930,199		$1,308,766

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.
(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of the Equinox Frontier Funds

Condensed Schedule of Investments (Unaudited)

March 31, 2016

		Equinox Frontier Winton Fund		Equinox Frontier Frontier Heritage Fund
Description		Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS
	Various base metals futures contracts (Europe)	$(44,488)	-0.10%	$—	0.00%
	Various base metals futures contracts (U.S.)	—	0.00%	—	0.00%
	Various currency futures contracts (Singapore)	—	0.00%	—	0.00%
	Various currency futures contracts (U.S.)	319,143	0.72%	—	0.00%
	Various energy futures contracts (Far East)	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	—	0.00%	—	0.00%
	Various interest rates futures contracts (Canada)	(3,999)	-0.01%	—	0.00%
	Various interest rates futures contracts (Europe)	549,441	1.24%*	—	0.00%
	Various interest rates futures contracts (Far East)	(10,038)	-0.02%	—	0.00%
	Various interest rates futures contracts (Oceanic)	10,830	0.02%	—	0.00%
	Various interest rates futures contracts (U.S.)	358,616	0.81%	—	0.00%
	Various precious metal futures contracts (Far East)	—	0.00%	—	0.00%
	Various precious metal futures contracts (U.S.)	(26,250)	-0.06%	—	0.00%
	Various soft futures contracts (Canada)	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	18,461	0.04%	—	0.00%
	Various stock index futures contracts (Canada)	(415)	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	(1,536)	0.00%	—	0.00%
	Various stock index futures contracts (Far East)	6,436	0.01%	—	0.00%
	Various stock index futures contracts (Oceanic)	(2,374)	-0.01%	—	0.00%
	Various stock index futures contracts (U.S.)	370,802	0.84%	—	0.00%

	Total Long Futures Contracts	$1,544,629	3.48%	$—	0.00%

SHORT FUTURES CONTRACTS
	Various base metals futures contracts (Europe)	$(98,529)	-0.22%	$—	0.00%
	Various base metals futures contracts (U.S.)	(27,650)	-0.06%	—	0.00%
	Various currency futures contracts (U.S.)	(802,996)	-1.81%*	—	0.00%
	Various energy futures contracts (Europe)	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	17,264	0.04%	—	0.00%
	Various interest rates futures contracts (Canada)	952	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%
	Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%
	Various interest rates futures contracts (Oceanic)	3,624	0.01%	—	0.00%
	Various interest rates futures contracts (U.S.)	(87,937)	-0.20%	—	0.00%
	Various precious metal futures contracts (U.S.)	(17,200)	-0.04%	—	0.00%
	Various soft futures contract (Europe)	(7,010)	-0.02%	—	0.00%
	Various soft futures contracts (Canada)	(2,041)	0.00%	—	0.00%
	Various soft futures contracts (Europe)	9,799	0.02%	—	0.00%
	Various soft futures contracts (U.S.)	(63,343)	-0.14%	—	0.00%
	Various stock index futures contracts (Africa)	—	0.00%	—	0.00%
	Various stock index futures contracts (Canada)	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	6,684	0.02%	—	0.00%
	Various stock index futures contracts (Far East)	(43,480)	-0.10%	—	0.00%
	Various stock index futures contracts (Oceanic)	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	(384,565)	-0.87%	—	0.00%
	Various stock index futures contracts (Warsaw)	—	0.00%	—	0.00%

	Total Short Futures Contracts	$(1,496,428)	-3.37%	$—	0.00%

CURRENCY FORWARDS
	Various currency forwards contracts (NA)	$627,532	1.42%	$—	0.00%

	Total Currency Forwards	$627,532	1.42%	$—	0.00%

	Total Open Trade Equity (Deficit)	$675,733	1.53%	$—	0.00%

OPTIONS PURCHASED
	Various energy futures contracts (U.S.)	$—	0.00%	$—	0.00%
	Various soft futures contracts (U.S.)	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%

	Total Options Purchased	$—	0.00%	$—	0.00%

OPTIONS WRITTEN
	Various energy futures contracts (U.S.)	$—	0.00%	$—	0.00%
	Various soft futures contracts (U.S.)	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%

	Total Options Written	$—	0.00%	$—	0.00%

SWAPS (1)
	Frontier Brevan Howard swap (U.S.)	$—	0.00%	$8,857,363	54.53%

	Total Swaps	$—	0.00%	$8,857,363	54.53%

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
	Equinox Frontier Trading Company II, LLC	$—	0.00%	$1,656,113	10.20%
	Equinox Frontier Trading Company XXXVIII, LLC	431,600	0.97%	205,914	1.27%

	Total Investment in Uncosolidated Trading Companies	$431,600	0.97%	$1,862,027	11.47%

U.S. TREASURY SECURITIES (2)

FACE VALUE		Fair Value		Fair Value
$67,000,000	US Treasury Note 6.000% due 02/15/2026 (Cost $99,934,764)	$17,554,458	39.65%	$3,728,227	22.95%
$20,000,000	US Treasury Note 6.875% due 08/15/2025 (Cost $28,012,500)	5,469,537	12.35%	1,161,624	7.15%
$15,000,000	US Treasury Note 2.25% due 11/15/2025 (Cost $15,552,664)	2,957,221	6.68%	628,057	3.87%

		$25,981,216	58.68%	$5,517,908	33.97%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value
	US Treasury Note 6.000% due 02/15/2026 (2)	$12,676,129		$2,692,165
	US Treasury Note 6.875% due 08/15/2025 (2)	3,783,919		803,631
	US Treasury Note 2.25% due 11/15/2025 (2)	2,837,939		602,723

		$19,297,987		$4,098,519

Additional Disclosure on U.S. Treasury Securities		Cost		Cost
	US Treasury Note 6.000% due 02/15/2026 (2)	$16,908,161		$3,590,967
	US Treasury Note 6.875% due 08/15/2025 (2)	5,299,852		1,125,586
	US Treasury Note 2.25% due 11/15/2025 (2)	2,942,501		624,930

		$25,150,514		$5,341,483

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.
(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Condensed Schedule of Investments

December 31, 2015

		Equinox Frontier Diversified Fund		Equinox Frontier Masters Fund		Equinox Frontier Long/Short Commodity Fund
Description		Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
SWAPS (1)
	Frontier XXXIV Balanced select swap (U.S.)	$—	0.00%	$—	0.00%	$—	0.00%
	Frontier Brevan Howard swap (U.S.)	—	0.00%	—	0.00%	—	0.00%
	Frontier XXXV Diversified select swap (U.S.)	8,685,849	15.59%	—	0.00%	—	0.00%
	Frontier XXXVII L/S select swap (U.S.)	—	0.00%	—	0.00%	4,332,428	33.09%

	Total Swaps	$8,685,849	15.59%	$—	0.00%	$4,332,428	33.09%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (3)
	Equinox Frontier Trading Company I, LLC	$10,703,801	19.21%	$1,061,508	4.65%	$525,389	4.01%
	Equinox Frontier Trading Company II, LLC	1,755,041	3.15%	1,080,538	4.73%	—	0.00%
	Equinox Frontier Trading Company VII, LLC	1,883,299	3.38%	940,686	4.12%	2,544,993	19.44%
	Equinox Frontier Trading Company XV, LLC	—	0.00%	5,975,465	26.18%	—	0.00%
	Equinox Frontier Trading Company XXIII, LLC	1,151,741	2.07%	—	0.00%	—	0.00%
	Equinox Frontier Trading Company XXXVIII, LLC	600,325	1.08%	351,733	1.54%	344,281	2.63%

	Total Investment in Unconsolidated Trading Companies	$16,094,207	28.89%	$9,409,930	41.22%	$3,414,663	26.08%

U.S. TREASURY SECURITIES (2)

FACE VALUE		Fair Value		Fair Value		Fair Value
$67,000,000	US Treasury Note 6.000% due 02/15/2026 (Cost $99,934,764)	$21,022,579	37.73%	$9,102,988	39.88%	$3,649,979	27.88%
$20,000,000	US Treasury Note 6.875% due 08/15/2025 (Cost $28,012,500)	6,582,337	11.81%	2,850,218	12.49%	1,142,838	8.73%

		$27,604,916	49.54%	$11,953,206	52.37%	$4,792,817	36.61%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value		Face Value
	US Treasury Note 6.000% due 02/15/2026 (2)	$15,743,566		$6,817,122		$2,733,427
	US Treasury Note 6.875% due 08/15/2025 (2)	4,699,572		2,034,962		815,948

		$20,443,138		$8,852,084		$3,549,375

Additional Disclosure on U.S. Treasury Securities		Cost		Cost		Cost
	US Treasury Note 6.000% due 02/15/2026 (2)	$20,999,686		$9,093,075		$3,646,004
	US Treasury Note 6.875% due 08/15/2025 (2)	6,582,337		2,850,218		1,142,838

		$27,582,023		$11,943,293		$4,788,842

(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.
(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Condensed Schedule of Investments

December 31, 2015

		Equinox Frontier Balanced Fund		Equinox Frontier Select Fund
Description		Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS
	Various base metals futures contracts (Europe)	$46,701	0.05%	$(50,387)	-0.25%
	Various base metals futures contracts (U.S.)	650	0.00%	—	0.00%
	Various currency futures contracts (Singapore)	—	0.00%	6,824	0.03%
	Various currency futures contracts (U.S.)	(30,157)	-0.03%	(11,664)	-0.06%
	Various energy futures contracts (Europe)	—	0.00%	13,493	0.07%
	Various energy futures contracts (Far East)	605	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	(237,837)	-0.27%	—	0.00%
	Various interest rates futures contracts (Canada)	58,668	0.07%	8,285	0.04%
	Various interest rates futures contracts (Europe)	(132,159)	-0.15%	(380,769)	-1.91%*
	Various interest rates futures contracts (Far East)	93,495	0.11%	22,925	0.12%
	Various interest rates futures contracts (Oceanic)	14,834	0.02%	(1,711)	-0.01%
	Various interest rates futures contracts (U.S.)	(163,570)	-0.18%	(35,830)	-0.18%
	Various precious metal futures contracts (U.S.)	(6,180)	-0.01%	—	0.00%
	Various soft futures contracts (Canada)	—	0.00%	68	0.00%
	Various soft futures contracts (Europe)	394	0.00%	238	0.00%
	Various soft futures contracts (Oceanic)	—	0.00%	5,505	0.03%
	Various soft futures contracts (U.S.)	(87,878)	-0.10%	17,813	0.09%
	Various stock index futures contracts (Canada)	(2,002)	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	38,507	0.04%	14,580	0.07%
	Various stock index futures contracts (Far East)	(14,865)	-0.02%	(33,510)	-0.17%
	Various stock index futures contracts (Oceanic)	13,845	0.02%	(1,931)	-0.01%
	Various stock index futures contracts (U.S.)	25,421	0.03%	(4,360)	-0.02%

	Total Long Futures Contracts	$(381,528)	-0.42%	$(430,431)	-2.16%

SHORT FUTURES CONTRACTS
	Various base metals futures contracts (Europe)	$(5,389)	-0.01%	$109,629	0.55%
	Various base metals futures contracts (U.S.)	(11,475)	-0.01%	(4,250)	-0.02%
	Various currency futures contracts (U.S.)	188,615	0.21%	32,835	0.16%
	Various energy futures contracts (Europe)	—	0.00%	29,608	0.15%
	Various energy futures contracts (Far East)	1,020	0.00%	410	0.00%
	Various energy futures contracts (U.S.)	97,810	0.11%	586,716	2.95%*
	Various interest rates futures contracts (Canada)	—	0.00%	(63)	0.00%
	Various interest rates futures contracts (Europe)	2,481	0.00%	3,113	0.02%
	Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%
	Various interest rates futures contracts (Oceanic)	(3,367)	0.00%	(12,330)	-0.06%
	Various interest rates futures contracts (U.S.)	28,086	0.03%	50,113	0.25%
	Various precious metal futures contracts (Far East)	466	0.00%	4,026	0.02%
	Various precious metal futures contracts (U.S.)	3,105	0.00%	93,125	0.47%
	Various precious metal futures contracts (Far East)	—	0.00%	(2,639)	-0.01%
	Various soft futures contract (Europe)	(1,700)	0.00%	2,000	0.01%
	Various soft futures contracts (Canada)	(1,305)	0.00%	—	0.00%
	Various soft futures contracts (Europe)	1,832	0.00%	6,824	0.03%
	Various soft futures contracts (Far East)	2,791	0.00%	—	0.00%
	Various soft futures contracts (Singapore)	—	0.00%	930	0.00%
	Various soft futures contracts (U.S.)	48,192	0.05%	34,651	0.17%
	Various stock index futures contracts (Africa)	(751)	0.00%	(1,849)	-0.01%
	Various stock index futures contracts (Canada)	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	(5,629)	-0.01%	8,952	0.04%
	Various stock index futures contracts (Far East)	3,179	0.00%	5,289	0.03%
	Various stock index futures contracts (Mexico)	717	0.00%	74	0.00%
	Various stock index futures contracts (Oceanic)	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	17,499	0.02%	(17,786)	-0.09%
	Various stock index futures contracts (Warsaw)	—	0.00%	(3,926)	-0.02%

	Total Short Futures Contracts	$366,177	0.41%	$925,452	4.65%

CURRENCY FORWARDS
	Various currency forwards contracts (NA)	$26,881	0.03%	$(32,682)	-0.16%

	Total Currency Forwards	$26,881	0.03%	$(32,682)	-0.16%

	Total Open Trade Equity (Deficit)	$11,530	0.00%	$462,339	2.32%

SWAPS (1)
	Frontier XXXIV Balanced select swap (U.S.)	$19,157,520	21.26%	$—	0.00%

	Total Swaps	$19,157,520	21.26%	$—	0.00%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (3)
	Equinox Frontier Trading Company I, LLC	$10,856,048	12.05%	$—	0.00%
	Equinox Frontier Trading Company II, LLC	2,283,605	2.53%	—	0.00%
	Equinox Frontier Trading Company VII, LLC	2,633,484	2.92%	—	0.00%
	Equinox Frontier Trading Company XV, LLC	841,070	0.93%	—	0.00%
	Equinox Frontier Trading Company XXIII, LLC	—	0.00%	—	0.00%
	Equinox Frontier Trading Company XXXVIII, LLC	1,009,761	1.12%	213,920	1.07%
	Equinox Frontier Trading Company XXXIX, LLC	—	0.00%	3,933,920	19.76%

	Total Investment in Unconsolidated Trading Companies	$17,623,968	19.56%	$4,147,840	20.83%

U.S. TREASURY SECURITIES (2)

FACE VALUE		Fair Value		Fair Value
$67,000,000	US Treasury Note 6.000% due 02/15/2026 (Cost $99,934,764)	$31,336,857	34.77%	$1,410,721	7.08%
$20,000,000	US Treasury Note 6.875% due 08/15/2025 (Cost $28,012,500)	9,811,819	10.89%	441,708	2.22%

		$41,148,676	45.66%	$1,852,429	9.30%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value
	US Treasury Note 6.000% due 02/15/2026 (2)	$23,467,807		$1,056,473
	US Treasury Note 6.875% due 08/15/2025 (2)	7,005,315		315,365

		$30,473,122		$1,371,838

Additional Disclosure on U.S. Treasury Securities		Cost		Cost
	US Treasury Note 6.000% due 02/15/2026 (2)	$31,302,731		$1,409,185
	US Treasury Note 6.875% due 08/15/2025 (2)	9,811,820		441,708

		$41,114,551		$1,850,893

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.
(3)	Same as other page

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Condensed Schedule of Investments

December 31, 2015

		Equinox Frontier Winton Fund		Equinox Frontier Heritage Fund
		Fair	% of Total Capital	Fair	% of Total Capital
Description		Value	(Net Asset Value)	Value	(Net Asset Value)
LONG FUTURES CONTRACTS
	Various base metals futures contracts (Europe)	$(1,294)	0.00%	$—	0.00%
	Various base metals futures contracts (U.S.)	—	0.00%	—	0.00%
	Various currency futures contracts (Singapore)	—	0.00%	—	0.00%
	Various currency futures contracts (U.S.)	(26,609)	-0.06%	—	0.00%
	Various energy futures contracts (Europe)	—	0.00%	—	0.00%
	Various energy futures contracts (Far East)	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	—	0.00%	—	0.00%
	Various interest rates futures contracts (Canada)	10,868	0.03%	—	0.00%
	Various interest rates futures contracts (Europe)	(126,797)	-0.31%	—	0.00%
	Various interest rates futures contracts (Far East)	68,874	0.17%	—	0.00%
	Various interest rates futures contracts (Oceanic)	(3,134)	-0.01%	—	0.00%
	Various interest rates futures contracts (U.S.)	(317,169)	-0.77%	—	0.00%
	Various precious metal futures contracts (U.S.)	—	0.00%	—	0.00%
	Various soft futures contracts (Canada)	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)	—	0.00%	—	0.00%
	Various soft futures contracts (Oceanic)	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	4,274	0.01%	—	0.00%
	Various stock index futures contracts (Canada)	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	36,783	0.09%	—	0.00%
	Various stock index futures contracts (Far East)	(83,141)	-0.20%	—	0.00%
	Various stock index futures contracts (Oceanic)	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	148,532	0.36%	—	0.00%

	Total Long Futures Contracts	$(288,813)	-0.70%	$—	0.00%

SHORT FUTURES CONTRACTS
	Various base metals futures contracts (Europe)	$134,930	0.33%	$—	0.00%
	Various base metals futures contracts (U.S.)	(11,450)	-0.03%	—	0.00%
	Various currency futures contracts (U.S.)	466,490	1.13%*	—	0.00%
	Various energy futures contracts (Europe)	—	0.00%	—	0.00%
	Various energy futures contracts (Far East)	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	142,483	0.34%	—	0.00%
	Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%
	Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%
	Various interest rates futures contracts (Oceanic)	(3,043)	-0.01%	—	0.00%
	Various interest rates futures contracts (U.S.)	(266)	0.00%	—	0.00%
	Various precious metal futures contracts (Far East)	—	0.00%	—	0.00%
	Various precious metal futures contracts (U.S.)	244,230	0.59%	—	0.00%
	Various precious metal futures contracts (Far East)	—	0.00%	—	0.00%
	Various soft futures contract (Europe)	(1,140)	0.00%	—	0.00%
	Various soft futures contracts (Canada)	(16)	0.00%	—	0.00%
	Various soft futures contracts (Europe)	3,608	0.01%	—	0.00%
	Various soft futures contracts (Far East)	—	0.00%	—	0.00%
	Various soft futures contracts (Singapore)	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	137,220	0.33%	—	0.00%
	Various stock index futures contracts (Africa)	(7,124)	-0.02%	—	0.00%
	Various stock index futures contracts (Canada)	(2,344)	-0.01%	—	0.00%
	Various stock index futures contracts (Europe)	(1,191)	0.00%	—	0.00%
	Various stock index futures contracts (Far East)	22,625	0.05%	—	0.00%
	Various stock index futures contracts (Mexico)	—	0.00%	—	0.00%
	Various stock index futures contracts (Oceanic)	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	(68,081)	-0.16%	—	0.00%
	Various stock index futures contracts (Warsaw)	—	0.00%	—	0.00%

	Total Short Futures Contracts	$1,056,931	2.56%	$—	0.00%

CURRENCY FORWARDS
	Various currency forwards contracts (NA)	$(168,539)	-0.41%	$—	0.00%

	Total Currency Forwards	$(168,539)	-0.41%	$—	0.00%

	Total Open Trade Equity (Deficit)	$599,579	1.45%	$—	0.00%

SWAPS (1)
	Frontier Brevan Howard swap (U.S.)	$—	0.00%	$7,960,268	51.44%

	Total Swaps	$—	0.00%	$7,960,268	51.44%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (3)
	Equinox Frontier Trading Company II, LLC	$—	0.00%	$1,248,467	8.07%
	Equinox Frontier Trading Company XXXVIII, LLC	297,554	0.72%	157,119	1.02%

	Total Investment in Unconsolidated Trading Companies	$297,554	0.72%	$1,405,586	9.08%

U.S. TREASURY SECURITIES (2)

FACE VALUE		Fair Value		Fair Value
$67,000,000	US Treasury Note 6.000% due 02/15/2026 (Cost $99,934,764)	$18,747,748	45.38%	$4,195,068	10.16%
$20,000,000	US Treasury Note 6.875% due 08/15/2025 (Cost $28,012,500)	5,870,069	14.21%	1,313,509	3.18%

		$24,617,817	59.59%	$5,508,577	13.33%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value
	US Treasury Note 6.000% due 02/15/2026 (2)	$14,039,970		$3,141,637
	US Treasury Note 6.875% due 08/15/2025 (2)	4,191,036		937,802

		$18,231,006		$4,079,439

Additional Disclosure on U.S. Treasury Securities		Cost		Cost
	US Treasury Note 6.000% due 02/15/2026 (2)	$18,727,332		$4,190,501
	US Treasury Note 6.875% due 08/15/2025 (2)	5,870,069		1,313,509

		$24,597,401		$5,504,010

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.
(3)	Same as other page

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Operations

For the three months ended March 31, 2016 and 2015

(Unaudited)

	Equinox Frontier Diversified Fund		Equinox Frontier Masters Fund		Equinox Frontier Long/Short Commodity Fund
	3/31/2016	3/31/2015	3/31/2016	3/31/2015	3/31/2016	3/31/2015
Investment income:
Interest - net	$153,985	$169,258	$57,379	$71,164	$22,970	$47,058

Total Income	153,985	169,258	57,379	71,164	22,970	47,058

Expenses:
Incentive Fees	921,036	1,634,242	226,228	535,302	134,601	239,217
Management Fees	238,847	246,304	161,635	178,660	138,546	123,036
Service Fees - Class 1	76,178	121,918	47,135	65,178	21,031	31,900
Trading Fees	356,708	370,802	138,344	153,633	49,619	68,928

Total Expenses	1,592,769	2,373,266	573,342	932,773	343,797	463,081

Investment (loss) - net	(1,438,784)	(2,204,008)	(515,963)	(861,609)	(320,827)	(416,023)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	—	8,401,169	—	—	—	—
Net change in open trade equity/(deficit)	—	(127,891)	—	—	—	—
Net realized gain/(loss) on swap contracts	—	—	—	—	—	—
Net unrealized gain/(loss) on swap contracts	(1,240,231)	2,988,716	—	—	(75,579)	668,912
Net realized gain/(loss) on U.S. Treasury securities	18,406	—	6,077	—	2,649	—
Net unrealized gain/(loss) on U.S. Treasury securities	1,201,604	684,086	494,017	344,244	194,814	128,767
Trading commissions	—	(184,318)	—	—	—	—
Change in fair value of investments in unconsolidated trading companies	2,992,776	3,472,709	1,366,245	3,095,759	(41,329)	1,934,525

Net gain/(loss) on investments	2,972,555	15,234,471	1,866,339	3,440,003	80,555	2,732,204

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	1,533,771	13,030,463	1,350,376	2,578,394	(240,272)	2,316,181

Less: Operations attributable to non-controlling interests	—	3,313,397	—	—	—	—

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$1,533,771	$9,717,066	$1,350,376	$2,578,394	$(240,272)	$2,316,181

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$2.91	$18.57	$6.14	$11.77	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	$(2.21)	$19.58
Class 2	$3.84	$21.09	$7.47	$13.59	$(2.60)	$27.90
Class 2a	N/A	N/A	N/A	N/A	$(2.03)	$22.14
Class 3	$3.63	$19.54	$7.02	$12.67	$(2.61)	$27.72
Class 3a	N/A	N/A	N/A	N/A	$(1.97)	$22.32

The accompanying notes are an integral part of these financial statements.

The Series of the Equinox Frontier Funds

Statements of Operations

For the three months ended March 31, 2016 and 2015 (Unaudited)

	Equinox Frontier Balanced Fund		Equinox Frontier Select Fund
	3/31/2016	3/31/2015	3/31/2016	3/31/2015
Investment income:
Interest - net	$7,337	$7,190	$—	$—

Total Income/(loss)	7,337	7,190	—	—

Expenses:
Incentive Fees	935,617	1,486,957	23,986	158,971
Management Fees	234,025	259,595	70,821	80,072
Service Fees - Class 1	484,072	562,801	93,444	106,901
Trading Fees	172,789	195,344	26,180	29,893

Total Expenses	1,826,503	2,504,697	214,431	375,837

Investment (loss) - net	(1,819,166)	(2,497,507)	(214,431)	(375,837)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	1,617,558	6,275,679	2,016,474	2,285,627
Net change in open trade equity/(deficit)	(17,640)	(1,365,815)	(4,350)	(704,083)
Net realized gain/(loss) on swap contracts	—	—	—	—
Net unrealized gain/(loss) on swap contracts	(2,201,706)	5,226,678	—	—
Net realized gain/(loss) on U.S. Treasury securities	25,792	—	748	—
Net unrealized gain/(loss) on U.S. Treasury securities	1,670,998	737,851	71,447	159,412
Trading commissions	(78,483)	(141,905)	(28,929)	(32,172)
Change in fair value of investments in unconsolidated trading companies	4,033,474	5,522,449	403,455	1,032,449

Net gain/(loss) on investments	5,049,993	16,254,937	2,458,845	2,741,233

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	3,230,827	13,757,430	2,244,414	2,365,396

Less: Operations attributable to non-controlling interests	108,355	830,142	918,943	682,333

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$3,122,472	$12,927,288	$1,325,471	$1,683,063

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$4.15	$17.26	$9.05	$10.55
Class 1AP	$5.38	$18.60	$10.22	$11.49
Class 2	$7.23	$25.01	$13.57	$15.25
Class 2a	$6.61	$21.74	N/A	N/A
Class 3a	$6.59	$21.67	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of the Equinox Frontier Funds

Statements of Operations

For the three months ended March 31, 2016 and 2015 (Unaudited)

	Equinox Frontier Winton Fund		Equinox Frontier Heritage Fund
	3/31/2016	3/31/2015	3/31/2016	3/31/2015
Investment income/(loss):
Interest - net	$176	$—	$—	$—

Total Income/(Loss)	176	—	—	—

Expenses:
Incentive Fees	99,067	715,409	9,072	132,676
Management Fees	275,820	323,105	63,021	77,898
Service Fees - Class 1	179,855	205,337	67,669	77,017
Trading Fees	68,324	76,976	22,714	25,691

Total Expenses	623,066	1,320,827	162,476	313,282

Investment (loss) - net	(622,890)	(1,320,827)	(162,476)	(313,282)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	2,528,723	—	—	—
Net change in open trade equity/(deficit)	76,154	—	—	—
Net realized gain/(loss) on swap contracts	—	—	—	—
Net unrealized gain/(loss) on swap contracts	—	—	897,095	2,059,865
Net realized gain/(loss) on U.S. Treasury securities	14,357	—	3,064	—
Net unrealized gain/(loss) on U.S. Treasury securities	1,042,863	553,885	227,789	126,818
Trading commissions	(22,138)	—	—	—
Change in fair value of investments in unconsolidated trading companies	(607,638)	4,443,233	109,315	861,401

Net gain/(loss) on investments	3,032,321	4,997,118	1,237,263	3,048,084

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	2,409,431	3,676,291	1,074,787	2,734,802

Less: Operations attributable to non-controlling interests	1,243,146	—	443,002	967,115

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$1,166,285	$3,676,291	$631,785	$1,767,687

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$5.01	$15.95	$6.49	$17.59
Class 1AP	$6.55	$17.59	$7.80	$18.93
Class 2	$8.31	$22.33	$10.43	$25.33

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Changes in Owners’ Capital

For the Three Months Ended March 31, 2016 (Unaudited)

	Equinox Frontier Diversified Fund								Equinox Frontier Masters Fund
	Class 1	Class 1	Class 2	Class 2	Class 3	Class 3			Class 1	Class 1	Class 2	Class 2	Class 3	Class 3
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total
Owners’ Capital, December 31, 2015	—	11,814,234	2,616,258	32,016,842	32,964	9,234,668	—	55,714,966	—	8,323,800	712,391	7,180,967	32,332	6,578,809	—	22,828,299
Sale of Units	—	241,609	—	3,924,703	—	3,419,573	—	7,585,885	—	53,938	—	50,000	—	1,045,040	—	1,148,978
Redemption of Units	—	(3,601,250)	—	(645,622)	—	(348,905)	—	(4,595,777)	—	(1,460,661)	—	(812,685)	—	(1,213,531)	—	(3,486,877)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Payment made by the Managing Owner	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net increase/(decrease) in Owners’
Capital resulting from operations	—	426,185	77,548	867,544	998	161,496	—	1,533,771	—	438,291	42,039	440,628	1,930	427,488	—	1,350,376

Owners’ Capital, March 31, 2016	$—	$8,880,778	$2,693,806	$36,163,467	$33,962	$12,466,832	$—	$60,238,845	$—	$7,355,368	$754,430	$6,858,910	$34,262	$6,837,806	$—	$21,840,776

Owners’ Capital - Units, December 31, 2015	—	102,269	20,188	247,052	275	77,041			—	73,747	5,627	56,720	275	55,955

Sale of Units	—	1,953	—	28,639	—	26,699			—	438	—	369	—	8,509
Redemption of Units	—	(29,234)	—	(4,676)	—	(2,792)			—	(12,381)	—	(5,932)	—	(9,581)

Owners’ Capital - Units, March 31, 2016	—	74,988	20,188	271,015	275	100,948			—	61,804	5,627	51,157	275	54,883

		(1)		(1)		(1)				(1)		(1)		(1)
Net asset value per unit at December 31, 2015		115.52		129.60		119.87				112.87		126.60		117.57
Change in net asset value per unit for the three months ended March 31, 2016		2.91		3.84		3.63				6.14		7.47		7.02

Net asset value per unit at March 31, 2016		$118.43		$133.44		$123.50				$119.01		$134.07		$124.59

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Changes in Owners’ Capital

For the Three Months Ended March 31, 2016 (Unaudited)

	Equinox Frontier Long/Short Commodity Fund
	Class 2		Class 3	Class 1a	Class 1a	Class 2a		Class 3a
	Managing Owner	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total
Owners’ Capital, December 31, 2015	407,255	586,345	5,906,669	—	4,053,754	235,971	1,051,694	11,690	839,473	—	13,092,851
Sale of Units	—	—	—	—	—	—	—	—	25,206	—	25,206
Redemption of Units	—	(56,113)	(300,584)	—	(206,317)	—	(121,492)	—	(49,302)	—	(733,808)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	—	—	—	—
Contributions	—	—	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	—	—	—
Payment made by the Managing Owner											—
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(8,035)	(11,429)	(99,949)	—	(83,924)	(4,500)	(18,446)	(216)	(13,773)	—	(240,272)

Owners’ Capital, March 31, 2016	$399,220	$518,803	$5,506,136	$—	$3,763,513	$231,471	$911,756	$11,474	$801,604	$—	$12,143,977

Owners’ Capital - Units, December 31, 2015	3,083	4,439	44,702	—	42,778	2,222	9,905	109	7,856

Sale of Units	—	—	—	—	—	—	—	—	231
Redemption of Units	—	(432)	(2,193)	—	(2,114)	—	(1,151)	—	(444)

Owners’ Capital - Units, March 31, 2016	3,083	4,007	42,509	—	40,664	2,222	8,754	109	7,643

		(1)			(1)		(1)		(1)
Net asset value per unit at December 31, 2015		132.10	132.14		94.76		106.19		106.86
Change in net asset value per unit for the three months ended March 31, 2016		(2.60)	(2.61)		(2.21)		(2.03)		(1.97)

Net asset value per unit at March 31, 2016		$129.50	$129.53		$92.55		$104.16		$104.89

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Changes in Owners’ Capital

For the Three Months Ended March 31, 2016 (Unaudited)

	Equinox Frontier Balanced Fund
	Class 1	Class 1AP	Class 2		Class 2a		Class 3a
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Non-Controlling Interests	Total
Owners’ Capital, December 31, 2015	62,563,337	714,747	1,429,544	21,278,864	191,645	356,425	2,435,421	1,151,741	90,121,724
Sale of Units	48,635	—	—	4,757	—	—	—	—	53,392
Redemption of Units	(1,432,500)	(49,264)	—	(8,788)	—	—	(4,606)	—	(1,495,158)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	94,513	94,513
Contributions	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	—
Payments made by the Managing Owner	—	—	—	—	—	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	108,355	108,355
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	2,053,520	28,740	57,482	855,272	8,172	15,199	104,087	—	3,122,472

Owners’ Capital, March 31, 2016	$63,232,992	$694,223	$1,487,026	$22,130,105	$199,817	$371,624	$2,534,902	$1,354,609	$92,005,298

Owners’ Capital - Units, December 31, 2015	488,680	5,351	7,956	118,419	1,237	2,302	15,776

Sale of Units	362	—	—	25	—	—	—
Redemption of Units	(10,669)	(355)	—	(49)	—	—	(27)

Owners’ Capital - Units, March 31, 2016	478,373	4,996	7,956	118,395	1,237	2,302	15,749

				(1)		(1)
Net asset value per unit at December 31, 2015	$128.03	$133.59		$179.69		$154.88	$154.37

Change in net asset value per unit for the three months ended March 31, 2016	4.15	5.38		7.23		6.61	6.59

Net asset value per unit at March 31, 2016	$132.18	$138.97		$186.92		$161.49	$160.96

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Changes in Owners’ Capital

For the Three Months Ended March 31, 2016 (Unaudited)

	Equinox Frontier Select Fund						Equinox Frontier Winton Fund						Equinox Frontier Heritage Fund
	Class 1	Class 1AP	Class 2				Class 1	Class 1AP	Class 2				Class 1	Class 1AP	Class 2
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total
Owners’ Capital, December 31, 2015	11,710,517	47,365	8,814	1,329,359	6,816,535	19,912,590	23,022,800	36,576	44,962	11,837,205	6,367,651	41,309,194	8,628,726	58,523	74,329	2,779,024	3,933,920	15,474,522
Sale of Units	4,233	—	—	—	—	4,233	41,296	—	—	—	—	41,296	10,011	—	—	—	—	10,011
Redemption of Units	(361,720)	—	—	—	—	(361,720)	(170,765)	—	—	(72,363)	—	(243,128)	(217,867)	(15,210)	—	—	—	(233,077)
Change in control of ownership - Trading Companies	—	—	—	—	280,988	280,988	—	—	—	—	759,513	759,513	—	—	—	—	(82,540)	(82,540)
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	—	918,943	918,943	—	—	—	—	1,243,146	1,243,146	—	—	—	—	443,002	443,002
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	1,175,285	5,135	955	144,096	—	1,325,471	707,864	1,398	1,718	455,305	—	1,166,285	456,679	3,519	4,469	167,118	—	631,785

Owners’ Capital, March 31, 2016	$12,528,315	$52,500	$9,769	$1,473,455	$8,016,466	$22,080,505	$23,601,195	$37,974	$46,680	$12,220,147	$8,370,310	$44,276,306	$8,877,549	$46,832	$78,798	$2,946,142	$4,294,382	$16,243,703

Owners’ Capital - Units, December 31, 2015	129,612	503	70	10,626			140,239	214	207	54,422			69,436	452	428	16,013
Sale of Units	43	—	—	—			239	—	—	—			75	—	—	—
Redemption of Units	(3,616)	—	—	—			(971)	—	—	(308)			(1,621)	(111)	—	—

Owners’ Capital - Units, March 31, 2016	126,039	503	70	10,626			139,507	214	207	54,114			67,890	341	428	16,013

				(1)						(1)						(1)
Net asset value per unit at December 31, 2015	90.35	94.28		125.11			164.17	171.31		217.51			124.27	129.67		173.54
Change in net asset value per unit for the three months ended March 31, 2016	9.05	10.22		13.57			5.01	6.55		8.31			6.49	7.80		10.43

Net asset value per unit at March 31, 2016	$99.40	$104.50		$138.68			$169.18	$177.86		$225.82			$130.76	$137.47		$183.97

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Cash Flows

For the Three Months Ended March 31, 2016 and 2015 (Unaudited)

	Equinox Frontier Diversified Fund		Equinox Frontier Masters Fund		Equinox Frontier Long/Short Commodity Fund
	3/31/2016	3/31/2015	3/31/2016	3/31/2015	3/31/2016	3/31/2015
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$1,533,771	$13,030,463	$1,350,376	$2,578,394	$(240,272)	$2,316,181
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity/(deficit), at fair value	—	645,700	—	—	—	—
Net change in options purchased, at fair value	—	(36,590)	—	—	—	—
Net change in options written, at fair value	—	(145,851)	—	—	—	—
Net change in ownership allocation of U.S. Treasury securities	(5,614,267)	(178,938)	2,709,419	3,311,932	1,126,530	(699,172)
Net unrealized (gain)/loss on swap contracts	1,240,231	(2,988,716)	—	—	75,579	(668,912)
Net unrealized (gain)/loss on U.S. Treasury securities	(1,201,604)	(684,086)	(494,017)	(344,244)	(194,814)	(128,767)
Net realized (gain)/loss on U.S. Treasury securities	(18,406)	—	(6,077)	—	(2,649)	—
(Purchases) sales of:			—	—	—	—
Purchases of swap contracts	—	—	—	—	—	—
Sales of U.S. Treasury securities	2,760,417	—	846,363	—	361,384	(1,000,000)
Purchases of U.S. Treasury securities	(6,518,818)	(4,787,243)	(2,380,650)	(2,291,604)	(948,803)	(1,395,765)
Increase and/or decrease in:
Receivable from futures commission merchants	—	3,217,669	—	—	—	—
Change in control of ownership - trading companies	—	(4,686,248)	—	—	—	—
Investments in unconsolidated trading companies, at fair value	1,019,187	129,407	(1,407,118)	(3,013,677)	(147,956)	813,933
Prepaid service fees - Class 1	3,771	(5,050)	7,355	(1,732)	338	322
Interest receivable	253,771	267,335	140,930	160,364	56,927	66,333
Receivable from related parties	—	—	(4,488)	598	(818)	338
Other assets	—	249,997	—	—	—	—
Incentive fees payable to Managing Owner	716,122	(753,583)	183,977	(186,742)	106,193	80,556
Management fees payable to Managing Owner	(2,145)	1,797	(968)	2,966	(2,212)	(1,799)
Interest payable to Managing Owner	2,642	910	(181)	(773)	706	747
Trading fees payable to Managing Owner	8,726	10,676	(2,276)	932	(863)	1,010
Service fees payable to Managing Owner	(3,374)	(909)	(1,073)	3,951	452	516
Payables to related parties	(812)	1,135	—	—	—	—
Other liabilities	(1)	—	27	—	1	(1)

Net cash provided by (used in) operating activities	(5,820,789)	3,287,875	941,599	220,365	189,723	(614,480)

Cash Flows from Financing Activities:
Proceeds from sale of units	7,585,885	3,060,993	1,148,978	865,703	25,206	46,303
Payment for redemption of units	(4,595,777)	(8,736,585)	(3,486,877)	(2,425,896)	(733,808)	(839,912)
Payment made by the Managing Owner	—	144,349	—	—	—	907,163
Pending owner additions	29	280	43	239	—	—
Owner redemptions payable	(309)	150,010	108,020	37,184	1,500	(8,935)

Net cash provided by (used in) financing activities	2,989,828	(5,380,953)	(2,229,836)	(1,522,770)	(707,102)	104,619

Net increase (decrease) in cash and cash equivalents	(2,830,961)	(2,093,078)	(1,288,237)	(1,302,405)	(517,379)	(509,861)
Cash and cash equivalents, beginning of period	3,283,973	4,210,638	1,421,994	2,199,066	570,169	1,110,779

Cash and cash equivalents, end of period	$453,012	$2,117,560	$133,757	$896,661	$52,790	$600,918

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Cash Flows

For the Three Months Ended March 31, 2016 and 2015 (Unaudited)

	Equinox Frontier Balanced Fund		Equinox Frontier Select Fund
	3/31/2016	3/31/2015	3/31/2016	3/31/2015
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$3,230,827	$13,757,430	$2,244,414	$2,365,396
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	17,640	3,028,571	4,350	(958,673)
Net change in options purchased, at fair value	—	—	—	—
Net change in options written, at fair value	—	—	—	—
Net change in ownership allocation of U.S. Treasury securities	(2,195,925)	(8,010,664)	789,804	3,949,649
Net change in ownership allocation of total return swaps	—	—	—	—
Net change in ownership allocation of custom time deposits	—	—	—	—
Net unrealized (gain)/loss on swap contracts	2,201,706	(5,226,678)	—	—
Net realized (gain)/loss on swap contracts	—	—	—	—
Net unrealized (gain)/loss on U.S. Treasury securities	(1,670,998)	(737,851)	(71,447)	(159,412)
Net realized (gain)/loss on U.S. Treasury securities	(25,792)	—	(748)	—
(Purchases) sales of:
Purchases of swap contracts	—	—	—	—
Sales of swap contracts	—	—	—	—
Purchases of U.S. Treasury securities	(9,340,565)	(6,360,723)	(320,766)	(911,929)
Sales of U.S. Treasury securities	3,835,630	—	103,593	—
Increase and/or decrease in:
Receivable from futures commission merchants	69,519	11,523,045	(2,519,184)	(14,715,637)
Change in control of ownership - trading companies	94,513	(8,327,863)	280,988	6,674,834
Investments in unconsolidated trading companies, at fair value	30,155	901,079	(410,760)	3,368,672
Prepaid service fees - Class 1	—	—	—	—
Interest receivable	415,909	315,275	24,176	78,965
Receivable from related parties	—	—	—	—
Other assets	—	250,000	3	—
Incentive fees payable to Managing Owner	829,054	(306,361)	23,986	(26,820)
Management fees payable to Managing Owner	(1,458)	(7,383)	1,404	1,127
Interest payable to Managing Owner	18,088	26,134	(527)	(5,884)
Trading fees payable to Managing Owner	852	5,207	296	733
Service fees payable to Managing Owner	108	9,510	793	3,196
Payables to related parties	2,015	2,462	165	97
Other liabilities	4	—	(156)	—

Net cash provided by (used in) operating activities	(2,488,718)	841,190	150,384	(335,686)

Cash Flows from Financing Activities:
Proceeds from sale of units	53,392	61,926	4,233	5,664
Payment for redemption of units	(1,495,158)	(3,435,656)	(361,720)	(340,894)
Payment made by Managing Owner	—	160,098	—	—
Pending owner additions	991	2,872	115	387
Owner redemptions payable	(366,226)	(1,542)	2,651	(124)

Net cash provided by (used in) financing activities	(1,807,001)	(3,212,302)	(354,721)	(334,967)

Net increase (decrease) in cash and cash equivalents	(4,295,719)	(2,371,112)	(204,337)	(670,653)
Cash and cash equivalents, beginning of period	4,895,183	5,644,510	220,371	878,280

Cash and cash equivalents, end of period	$599,464	$3,273,398	$16,034	$207,627

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Cash Flows

For the Three Months Ended March 31, 2016 and 2015 (Unaudited)

	Equinox Frontier Winton Fund		Equinox Frontier Heritage Fund
	3/31/2016	3/31/2015	3/31/2016	3/31/2015
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$2,409,431	$3,676,291	$1,074,787	$2,734,802
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	(76,154)	—	—	—
Net change in ownership allocation of U.S. Treasury securities	2,959,214	1,797,790	931,889	524,232
Net change in custom time deposits	—	—	—	—
Net change in ownership allocation of total return swaps	—	—	—	—
Net unrealized (gain)/loss on swap contracts	—	—	(897,095)	(2,059,865)
Net unrealized (gain) loss on U.S. Treasury securities, at fair value	(1,042,863)	(553,885)	(227,789)	(126,818)
Net realized (gain) loss on U.S. Treasury securities, at fair value	(14,357)	—	(3,064)	—
(Purchases) sale of:	—	—	—	—
Sales of custom time deposits	—	—	—	—
Purchases of U.S. Treasury Securities, at fair value	(5,237,808)	(4,444,636)	(1,129,741)	(1,004,975)
Sales of U.S. Treasury Securities, at fair value	1,972,415	—	419,374	—
Increase and/or decrease in:
Receivable from futures commision merchants	(4,344,236)	—	—	—
Change in control of ownership of trading companies	759,513	—	(82,540)	(856)
Investments in unconsolidated trading companies, at fair value	(134,046)	(1,493,014)	(456,441)	(180,521)
Interest receivable	273,181	267,277	63,055	62,111
Other assets	2	—	2	—
Incentive fees payable to Managing Owner	99,067	(462,955)	9,072	(106,649)
Management fees payable to Managing Owner	(1,228)	314	(576)	(589)
Interest payable to Managing Owner	6,484	2,705	807	342
Trading fees payable to Managing Owner	268	907	77	677
Service fees payable to Managing Owner	152	501	64	2,178
Payables to related parties	3,649	4,220	301	286
Other liabilities	—	—	—	—

Net cash provided by (used in) operating activities	(2,367,316)	(1,204,485)	(297,818)	(155,645)

Cash Flows from Financing Activities:
Proceeds from sale of units	41,296	45,490	10,011	11,744
Payment for redemption of units	(243,128)	(940,759)	(233,077)	(332,342)
Pending owner additions	331	811	152	560
Owner redemptions payable	(51,671)	(21,902)	(69,146)	(18,735)

Net cash provided by (used in) financing activities	(253,172)	(916,360)	(292,060)	(338,773)

Net increase (decrease) in cash and cash equivalents	(2,620,488)	(2,120,845)	(589,878)	(494,418)
Cash and cash equivalents, beginning of period	2,928,616	4,012,974	655,319	921,598

Cash and cash equivalents, end of period	$308,128	$1,892,129	$65,441	$427,180

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

As of March 31, 2016, the Trust, with respect to the Equinox Frontier Diversified Fund, Equinox Frontier Masters Fund, Equinox Frontier Select Fund, Equinox Frontier Winton Fund and Equinox Frontier Heritage Fund separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Equinox Frontier Balanced Fund and the Equinox Frontier Long/Short Commodity Fund separates Units into a maximum of six separate Classes—Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a. It is expected that between 10% and 30% of each Series’ assets normally will be invested in one or more Trading Companies to be committed as margin for trading positions, but from time to time these percentages may be substantially more or less. The remainder of each Series’ assets is maintained at the Trust level for cash management. Each of the respective Series has invested monies into pooled cash management assets which have included purchases of U.S. Treasury Securities Each Series’ ownership in these investments is based on its percentage ownership in the pooled cash management assets on the reporting date.

As of March 31, 2016, Equinox Frontier Winton Fund has invested a portion of its assets in a single Trading Company, and a single Trading Advisor manages 100% of the assets invested in such Trading Company. Each of the remaining Series has invested a portion of its assets in several different Trading Companies and one or more Trading Advisors may manage the assets invested in such Trading Companies.

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

As of March 31, 2016, the consolidated balance sheet of Equinox Frontier Balanced Fund included the assets and liabilities of its majority owned Trading Companies. These Trading Companies include Frontier Trading Company XIV, LLC, Frontier Trading Company XXIII, LLC, Frontier Trading Company XXIX, LLC and Frontier Trading Company XXXIV, LLC.

For the three months ended March 31, 2016, the consolidated statement of operations of Equinox Frontier Balanced Fund included the earnings of its majority owned Trading Companies listed above.

As of March 31, 2016, the consolidated balance sheet of Equinox Frontier Long/Short Commodity Fund included the assets and liabilities of its majority owned Trading Company, Frontier Trading Company XXXVII, LLC.

For the three months ended March 31, 2016, the consolidated statement of operations of Equinox Frontier Long/Short Commodity Fund included the earnings of its majority owned Trading Company listed above.

As of March 31, 2016, the consolidated balance sheet of Equinox Frontier Diversified Fund included the assets and liabilities of its majority owned Frontier Trading Company XXXV, LLC.

For the three months ended March 31, 2016, the consolidated statement of operations of Equinox Frontier Diversified Fund included the earnings of its majority owned Trading Company listed above.

As of and for the three months ended March 31, 2016, the consolidated balance sheet and statement of operations of Equinox Frontier Heritage Fund included the assets and liabilities, and earnings, respectively, of its majority owned Trading Company, Frontier Trading Company XXXIX, LLC.

As of and for the three months ended March 31, 2016, the consolidated balance sheet and statement of operations of Equinox Frontier Select Fund included the assets and liabilities, and earnings, respectively, of its majority owned Trading Company, Frontier Trading Company XV, LLC.

As of and for the three months ended March 31, 2016, the consolidated balance sheet and statement of operations of Equinox Frontier Winton Fund included the assets and liabilities, and earnings, respectively, of its majority owned Trading Company, Frontier Trading Company II, LLC.

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

Recently Adopted Accounting Pronouncements—In May 2015, the FASB issued ASU No. 2015-07, “Fair Value Measurement (Topic 820) — Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” ASU No. 2015-07 removes the requirement to include investments in the fair value hierarchy for which the fair value is measured at NAV using the practical expedient under “Fair Value Measurements and Disclosures (Topic 820).” Adoption did not affect the Trust’s financial condition, results of operations, or cash flows.

In February, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). Adoption did not affect the Trust’s financial condition, results of operations, or cash flows.

Reclassification—Certain amounts in the 2015 financial statements have been reclassified to conform with the 2016 presentation. None of the reclasses had an impact on the NAV or performance of the Series.

Subsequent Events—On April 15, 2016, Equinox Frontier Long/Short Commodity Fund (the “Fund”), which previously obtained exposure to the Multi-Strategy Program of Emil van Essen LLC through its investment in Frontier Trading Company VII, LLC (“the Trading Company”), exchanged its interests in the Trading Company for interests of equivalent value in a feeder fund of the Galaxy Plus Fund – Emil van Essen STP Master Fund (516) LLC (“Master Fund”), which is advised by Emil van Essen LLC. The Fund will now obtain exposure to the Multi-Strategy Program through this investment in the feeder fund. The feeder fund is a commodity pool available to the Fund and other investors through the Galaxy Plus Managed Account Platform, which is an unaffiliated, third-party managed account platform sponsored and operated by Gemini Alternative Funds, LLC.

On March 30, 2016, Equinox Fund Management, LLC, on its own behalf and on behalf of each series of Equinox Frontier Funds, entered into a new Administrative Services Agreement with Gemini Hedge Fund Services, LLC (“Gemini”) pursuant to which Gemini will act as an independent, third party administrator to perform certain administrative services including the calculation of net asset value, trade reconciliation, audit support and other financial bookkeeping services.

On March 30, 2016, the Trust entered into a new Fund Services Agreement with Gemini Fund Services, LLC (the “Transfer Agent”) pursuant to which the Transfer Agent will act as an independent, third party transfer agent to perform investor and administration services and related services including, but not limited to, sales processing and commissions, distribution processing, transfer agent services, shareholder telephone support, tax reporting and processing, reinvestment agent servicing and redemption agent servicing. In connection with the foregoing transactions, the Trust and the Managing Owner have terminated the Administration Agreement dated July 7, 2011 with BNP Paribas Financial Services, LLC and the Transfer Agency Agreement dated December 1, 2011 with Phoenix American Financial Services, LLC.

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

The Managing Owner has chartered a valuation committee to provide oversight of the valuation process for the Series. The valuation committee meets at least monthly to discuss the valuation process and any valuation issues that may arise. The valuation committee is comprised of senior members of the Managing Owner’s management team with varying areas of expertise that add value to the committee. The Valuation Committee discontinued its use of a third-party pricing service on March 1, 2016. The valuation committee reports to both the Managing Owner’s Investment Oversight and Risk Committee and the Trust’s Executive Committee. The valuation committee further remains in communication with the Managing Owner’s Due Diligence Committee that provides ongoing counterparty risk monitoring of the swap counterparties. The Managing Owner’s valuation committee monitors some additional input factors such as liquidity, volatility, and counterparty risk in order to further review the valuations provided by the pricing service.

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

The following table summarizes the instruments that comprise the Trust, with respect to the Series, financial asset portfolio, by Series, measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

March 31, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Equinox Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$15,049,590	$25,430	$—	$15,075,020
Swap Contracts	—	—	7,445,618	7,445,618
U.S. Treasury Securities	38,197,594	—	—	38,197,594
Equinox Frontier Masters Fund
Investment in Unconsolidated Trading Companies	10,784,090	32,958	—	10,817,048
U.S. Treasury Securities	11,278,168	—	—	11,278,168
Equinox Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	3,574,740	(12,121)	—	3,562,619
Swap Contracts	—	—	4,256,848	4,256,848
U.S. Treasury Securities	4,451,169	—	—	4,451,169
Equinox Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	17,541,006	52,807	—	17,593,813
Open Trade Equity (Deficit)	(6,110)	—	—	(6,110)
Swap Contracts	—	—	16,955,814	16,955,814
U.S. Treasury Securities	50,546,326	—	—	50,546,326
Equinox Frontier Select Fund				—
Investment in Unconsolidated Trading Companies	264,221	—	4,294,379	4,558,600
Open Trade Equity (Deficit)	457,989	—	—	457,989
U.S. Treasury Securities	1,351,993	—	—	1,351,993
Equinox Frontier Winton Fund
Investment in Unconsolidated Trading Companies	431,600	—	—	431,600
Open Trade Equity (Deficit)	675,733	—	—	675,733
U.S. Treasury Securities	25,981,216	—	—	25,981,216
Equinox Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	1,785,699	76,328	—	1,862,027
Swap Contracts	—	—	8,857,363	8,857,363
U.S. Treasury Securities	5,517,908	—	—	5,517,908

December 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Equinox Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$15,844,097	$250,110	$—	$16,094,207
Swap Contracts	—	—	8,685,849	8,685,849
U.S. Treasury Securities	27,604,916	—	—	27,604,916
Equinox Frontier Masters Fund
Investment in Unconsolidated Trading Companies	9,383,235	26,695	—	9,409,930
U.S. Treasury Securities	11,953,206	—	—	11,953,206
Equinox Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	3,355,174	59,489	—	3,414,663
Swap Contracts	—	—	4,332,428	4,332,428
U.S. Treasury Securities	4,792,817	—	—	4,792,817
Equinox Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	17,357,475	266,493	—	17,623,968
Open Trade Equity (Deficit)	11,530	—	—	11,530
Swap Contracts	—	—	19,157,520	19,157,520
U.S. Treasury Securities	41,148,676	—	—	41,148,676
Equinox Frontier Select Fund				—
Investment in Unconsolidated Trading Companies	213,921	—	3,933,919	4,147,840
Open Trade Equity (Deficit)	462,339	—	—	462,339
U.S. Treasury Securities	1,852,429	—	—	1,852,429
Equinox Frontier Winton Fund
Investment in Unconsolidated Trading Companies	297,554	—	—	297,554
Open Trade Equity (Deficit)	599,579	—	—	599,579
U.S. Treasury Securities	24,617,817	—	—	24,617,817
Equinox Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	1,403,461	2,125	—	1,405,586
Swap Contracts	—	—	7,960,268	7,960,268
U.S. Treasury Securities	5,508,577	—	—	5,508,577

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the statements of operations. Investment in unconsolidated trading company asset gains and losses (realized/unrealized) included in earnings are classified in “Change in fair value of investments in unconsolidated trading companies.” During the three months March 31, 2016, all identified Level 3 assets are components of the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund, Equinox Frontier Balanced Fund, Equinox Frontier Select Fund, and Equinox Frontier Heritage Fund.

2016:

For the Three Months Ended March 31, 2016

Swaps:

	Equinox Frontier Diversified Fund	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Balanced Fund
Balance of recurring Level 3 assets as of January 1, 2016	$8,685,849	$4,332,428	$19,157,520
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—	—
Included in earnings-unrealized	(1,240,231)	(75,580)	(2,201,706)
Purchases of investments	—	—	—
Sales of investments	—	—	—
Change in ownership allocation of total return swaps	—	—	—
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of March 31, 2016	$7,445,618	$4,256,848	$16,955,814

Equinox Frontier Heritage Fund
Balance of recurring Level 3 assets as of January 1, 2016	$7,960,268
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	897,095
Purchases of investments	—
Sales of investments	—
Change in ownership allocation of total return swaps	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of March 31, 2016	$8,857,363

Investments in Unconsolidated Trading Companies:

Equinox Frontier Select Fund
Balance of recurring Level 3 assets as of January 1, 2016	$3,933,919
Change in fair value of investments in unconsolidated trading companies	360,460
Proceeds from sales of investments of unconsolidated trading companies	—
Purchases of investments of unconsolidated trading companies	—
Change in ownership allocation	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of March 31, 2016	$4,294,379

For the Year Ended December 31, 2015

Swaps:

	Equinox Frontier Diversified Fund	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Balanced Fund
Balance of recurring Level 3 assets as of January 1, 2015	$6,570,408	$3,633,060	$18,246,954
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—	—
Included in earnings-unrealized	2,115,441	(300,632)	910,566
Purchases of investments	—	1,000,000	—
Sales of investments	—	—	—
Change in ownership allocation of total return swaps	—	—	—
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of December 31, 2015	$8,685,849	$4,332,428	$19,157,520

Equinox Frontier Heritage Fund
Balance of recurring Level 3 assets as of January 1, 2015	$7,540,465
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	419,803
Purchases of investments	—
Sales of investments	—
Change in ownership allocation of total return swaps	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of December 31, 2015	$7,960,268

Investments in Unconsolidated Trading Companies:

Equinox Frontier Select Fund
Balance of recurring Level 3 assets as of January 1, 2015	$3,539,498
Change in fair value of investments in unconsolidated trading companies	394,421
Proceeds from sales of investments of unconsolidated trading companies	—
Purchases of investments of unconsolidated trading companies	—
Change in ownership allocation	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of December 31, 2015	$3,933,919

The Series of the Trust assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Series’ accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the three months ended March 31, 2016, the Trust did not transfer any assets between Levels 1, 2 or 3.

The amounts reflected in the change in ownership allocation result from changes in ownership in the underlying Trading Companies at the Series level, which have resulted in changes in consolidation or de-consolidation by the Series. The ownership in the Trading Companies is accounted for under the equity method, which approximates fair value.

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at March 31, 2016:

	Equinox Frontier Diversified Fund	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Balanced Fund	Equinox Frontier Heritage Fund
Swaps	$(1,240,231)	$(75,579)	$(2,201,706)	$897,095

Equinox Frontier Select Fund
Investments in Unconsolidated Trading Companies	$360,460

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2015:

	Equinox Frontier Diversified Fund	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Balanced Fund	Equinox Frontier Heritage Fund
Swaps	$2,115,441	$(300,633)	$910,566	$419,803

Equinox Frontier Select Fund
Investments in Unconsolidated Trading Companies	$419,803

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of March 31, 2016 and December 31, 2015, approximately 9.2% and 9.3%, respectively, of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain Swaps and is recorded as collateral within the swap fair value within the statement of financial condition. The cash held with the counterparty is not restricted.

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

The Series have invested in the following Swaps as of and for the three months ended March 31, 2016:

	Equinox Frontier Balanced Fund	Equinox Frontier Diversified Fund	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Heritage Fund
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$22,580,043	$13,851,707	$1,877,692	$11,413,283
Termination Date	8/2/2018	8/2/2018	8/7/2018	3/26/2018
Cash Collateral	$9,600,000	$3,400,000	$3,880,000	$5,989,499
Swap Value	$7,355,814	$4,045,618	$376,848	$2,867,864
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0

Change in Unrealized Gain/(Loss)	($2,201,706)	($1,240,231)	($75,579)	$897,095

Fair Value as of 3/31/2016	$16,955,814	$7,445,618	$4,256,848	$8,857,363

The Series have invested in the following Swaps as of and for the year ended December 31, 2015:

	Equinox Frontier Balanced Fund	Equinox Frontier Diversified Fund	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Heritage Fund
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$22,580,043	$13,851,707	$1,877,692	$12,663,283
Termination Date	8/2/2018	8/2/2018	8/7/2018	3/26/2018
Cash Collateral	$9,600,000	$3,400,000	$3,880,000	$5,993,000
Swap Value	$9,557,520	$5,285,849	$452,428	$1,967,268
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0

Change in Unrealized Gain/(Loss)	$910,566	$2,115,441	($300,633)	$419,803

Fair Value as of 12/31/2015	$19,157,520	$8,685,849	$4,332,428	$7,960,268

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

The following table summarizes each of the Series’ investments in unconsolidated Trading Companies as of March 31, 2016 and December 31, 2015:

	As of March 31, 2016		As of December 31, 2015
	Percentage of Series Net Assets Invested in Unconsolidated Trading Companies	Fair Value	Percentage of Series Net Assets Invested in Unconsolidated Trading Companies	Fair Value
Series
Equinox Frontier Diversified Fund —
Frontier Trading Companies I, II, VII, XXIII and XXXVIII	25.02%	$15,075,020	28.89%	$16,094,207
Equinox Frontier Masters Fund —
Frontier Trading Companies I, II, VII, XV, VII and XXXVIII	49.51%	$10,817,048	41.22%	$9,409,930
Equinox Frontier Long/Short Commodity Fund —
Frontier Trading Company I, VII and XXXVIII	29.34%	$3,562,619	26.08%	$3,414,663
Equinox Frontier Balanced Fund —
Frontier Trading Companies I, II, VII, XXXVIII and XXXIX	19.12%	$17,593,813	19.56%	$17,623,968
Equinox Frontier Select Fund —
Frontier Trading Companies XXXVIII and XXXIX	20.65%	$4,558,600	20.83%	$4,147,840
Equinox Frontier Winton Fund —
Frontier Trading Company XXXVIII	0.97%	$461,600	0.72%	$297,554
Equinox Frontier Heritage Fund —
Frontier Trading Companies II and XXXVIII	11.47%	$1,862,027	9.08%	$1,405,586

The following tables summarize each of the Series; equity in earnings from unconsolidated Trading Companies for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31, 2016					Three Months Ended March 31, 2015
	Trading Commissions	Realized Gain/(Loss)		Change in Unrealized Gain/(Loss)	Net Income (Loss)	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)
Trading Company
Equinox Frontier Diversified Fund —
Frontier Trading Company I LLC	$(137,214)		$2,545,837	$(725,957)	$1,682,666	$—	$—	$—	$—
Frontier Trading Company II LLC	(2,862)		327,231	21,313	345,682	(4,083)	1,333,292	(127,311)	1,201,898
Frontier Trading Company VII, LLC	(35,220)		(648,724)	2,235,332	1,551,388	(82,381)	2,108,509	(1,223,126)	803,002
Frontier Trading Company XXIII, LLC	(17,627)		67,978	58,004	108,355	(19,782)	872,609	(26,219)	826,608
Frontier Trading Company XXXVIII, LLC	(7,062)		(566,912)	(121,341)	(695,315)	(7,008)	875,067	(226,858)	641,201

Total	$(199,985)		$1,725,410	$1,467,351	$2,992,776	$(113,254)	$5,189,477	$(1,603,514)	$3,472,709

Equinox Frontier Masters Fund —
Frontier Trading Company I LLC	$(5,098)		$(36,859)	$(351,921)	$(393,878)	$(3,974)	$1,259,037	$(138,423)	$1,116,640
Frontier Trading Company II LLC	(1,709)		196,149	23,001	217,441	(2,329)	752,839	(71,107)	679,403
Frontier Trading Company XV, LLC	(13,399)		933,829	(1,487)	918,943	(14,122)	1,127,983	(429,920)	683,941
Frontier Trading Company VII, LLC	(20,788)		(362,846)	1,291,104	907,470	(35,943)	3,411,269	(3,011,878)	363,448
Frontier Trading Company XXXVIII, LLC	(2,512)		(241,160)	(40,059)	(283,731)	(2,805)	298,322	(43,190)	252,327

Total	$(43,506)		$489,113	$920,638	$1,366,245	$(59,173)	$6,849,450	$(3,694,518)	$3,095,759

Equinox Frontier Long/Short Commodity Fund
Frontier Trading Company I LLC	$(2,398)		$(16,177)	$(157,698)	$(176,273)	$—	$—	$—	$—
Frontier Trading Companies VII, LLC	(21,945)		(275,777)	543,257	245,535	(84,768)	2,757,328	(928,844)	1,743,716
Frontier Trading Company XXXVIII, LLC	(1,044)		(94,696)	(14,851)	(110,591)	(1,968)	256,376	(63,599)	190,809

Total	$(25,387)		$(386,650)	$370,708	$(41,329)	$(86,736)	$3,013,704	$(992,443)	$1,934,525

Equniox Frontier Balanced Fund —
Frontier Trading Company I, LLC	$(157,072)		$3,776,064	$(839,943)	$2,779,049	$(89,859)	$2,048,945	$237,670	$2,196,756
Frontier Trading Company II LLC	(3,834)		437,433	4,959	438,558	(5,197)	1,686,860	(159,819)	1,521,844
Frontier Trading Company VII, LLC	(42,259)		(709,503)	2,546,996	1,795,234	(92,052)	2,316,304	(1,347,583)	876,669
Frontier Trading Company XV, LLC	—		—	—	—	107	275,900	(275,956)	51
Frontier Trading Company XXXVIII, LLC	(9,945)		(817,203)	(159,283)	(986,431)	(9,702)	1,220,917	(284,086)	927,129
Frontier Trading Company XXXIX, LLC	(10)		7,074	—	7,064	—	—	—	—

Total	$(213,120)		$2,693,865	$1,552,729	$4,033,474	$(196,703)	$7,548,926	$(1,829,774)	$5,522,449

Equniox Frontier Frontier Select Fund —
Frontier Trading Company XV, LLC	$—	$		$—	$—	—	(195)	2,175	1,980
Frontier Trading Company XXXIX, LLC	(1,697)		—	444,699	443,002	—	—	968,685	968,685
Frontier Trading Company XXXVIII, LLC	(342)		(35,482)	(3,723)	(39,547)	780	56,689	7,435	63,344

Total	$(2,039)		$(35,482)	$440,976	$403,455	$780	$56,494	$978,295	$1,034,009

Equniox Frontier Winton Fund —
Frontier Trading Company II LLC	$—		$—	$—	$—	$(13,273)	$4,309,466	$(409,695)	$3,886,498
Frontier Trading Company XXXVIII, LLC	(5,685)		(517,940)	(84,013)	(607,638)	(5,886)	674,550	(111,929)	556,735

Total	$(5,685)		$(517,940)	$(84,013)	$(607,638)	$(19,159)	$4,984,016	$(521,624)	$4,443,233

Equniox Frontier Heritage Fund —
Frontier Trading Company II LLC	$(2,066)		$236,237	$7,296	$241,467	$(2,502)	$816,543	$(78,076)	$735,965
Frontier Trading Company XXXVIII, LLC	(1,220)		(113,136)	(17,796)	(132,152)	(1,325)	150,850	(24,089)	125,436

Total	$(3,286)		$123,101	$(10,500)	$109,315	$(3,827)	$967,393	$(102,165)	$861,401

The statements of financial condition as of March 31, 2016 and December 31, 2015 and the Condensed Statement of Income for the three months ended March 31, 2016 and 2015 for the unconsolidated Trading Companies are as follows:

Statements of Financial Condition - March 31, 2016	Frontier Trading Company I LLC	Frontier Trading Company VII LLC	Frontier Trading Company XXXVIII LLC
Receivable from commission merchants	$19,583,145	$9,353,961	$4,110,010
Open trade equity/(deficit)	(1,117,627)	72,129	(136,186)
Interest receivable/(payable)	(1,016)	481	65

Total net asset value	$18,464,502	$9,426,571	$3,973,890

Members’ equity	$18,464,502	$9,426,571	$3,973,890

Statements of Financial Condition - December 31, 2015	Frontier Trading Company I LLC	Frontier Trading Company II LLC	Frontier Trading Company VII LLC	Frontier Trading Company XXXVIII LLC
Receivable from commission merchants	$22,731,131	$10,851,264	$6,694,318	$2,944,692
Open trade equity/(deficit)	3,215,205	3,473,284	3,469,339	1,369,043
Options purchased (written)	35,396	0	76,655	—
Interest receivable/(payable)	(2,027)	421	(170)	(52)

Total net asset value	$25,979,705	$14,324,969	$10,240,142	$4,313,683

Members’ equity	$25,979,705	$14,324,969	$10,240,142	$4,313,683

Condensed Statement of Income - For the Three Months Ended March 31, 2016	Frontier Trading Company I LLC	Frontier Trading Company VII LLC	Frontier Trading Company XXIX LLC	Frontier Trading Company XXXVIII LLC
Interest income	$3,807	$(1,472)	$(235)	$401
Net realized gain/(loss) on investments, less commissions	(5,988,211)	2,116,017	(126,760)	2,417,045
Change in open trade equity/(deficit)	2,096,648	(6,615,655)	(7,429)	438,358

Net income/(loss)	$(3,887,756)	$(4,501,110)	$(134,424)	$2,855,804

Condensed Statement of Income - For the Three Months Ended March 31, 2015	Frontier Trading Company II LLC	Frontier Trading Company VII LLC	Frontier Trading Company XXXVIII LLC
Interest income	$(992)	$438	$430
Net realized gain/(loss) on investments, less commissions	(8,874,767)	(11,505,782)	(3,512,349)
Change in open trade equity/(deficit)	849,059	6,507,341	755,355

Net income/(loss)	$(8,026,700)	$(4,998,003)	$(2,756,564)

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

The following table summarizes fees earned by the Managing Owner for the three months ended March 31, 2016 and 2015

Three Months Ended March 31, 2016	Incentive Fee	Management Fee	Service Fee	Trading Fee
Equinox Frontier Diversified Fund	$921,036	$238,847	$76,178	$356,708
Equinox Frontier Masters Fund	226,228	161,635	47,135	138,344
Equinox Frontier Long/Short Commodity Fund	134,601	138,546	21,031	49,619
Equinox Frontier Balanced Fund	935,617	234,025	484,072	172,789
Equinox Frontier Select Fund	23,986	70,821	93,444	26,180
Equinox Frontier Winton Fund	99,067	275,820	179,855	68,324
Equinox Frontier Heritage Fund	9,072	63,021	67,669	22,714

Three Months Ended March 31, 2015	Incentive Fee	Management Fee	Service Fee	Trading Fee
Equinox Frontier Diversified Fund	$1,634,242	$246,304	$121,918	$370,802
Equinox Frontier Masters Fund	535,302	178,660	65,178	153,633
Equinox Frontier Long/Short Commodity Fund	239,217	123,036	31,900	68,928
Equinox Frontier Balanced Fund	1,486,957	259,595	562,801	195,344
Equinox Frontier Select Fund	158,971	80,072	106,901	29,893
Equinox Frontier Winton Fund	715,409	323,105	205,337	76,976
Equinox Frontier Heritage Fund	132,676	77,898	77,017	25,691

The following table summarizes fees payable to the Managing Owner as of March 31, 2016 and December 31, 2015.

As of March 31, 2016
	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees
Equinox Frontier Diversified Fund	$921,036	$79,795	$14,303	$13,646	$129,791
Equinox Frontier Masters Fund	226,228	53,706	4,776	11,025	46,225
Equinox Frontier Long/Short Commodity Fund	134,601	45,998	2,074	7,293	16,266
Equinox Frontier Balanced Fund	935,617	79,116	95,730	145,684	58,302
Equinox Frontier Select Fund	23,986	24,288	3,022	29,885	8,811
Equinox Frontier Winton Fund	99,067	91,943	56,108	44,574	22,673
Equinox Frontier Heritage Fund	9,072	20,914	11,873	18,871	7,534

As of December 31, 2015
	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees
Equinox Frontier Diversified Fund	$204,914	$81,940	$11,661	$17,020	$121,065
Equinox Frontier Masters Fund	42,251	54,674	4,957	12,098	48,501
Equinox Frontier Long/Short Commodity Fund	28,408	48,210	1,368	6,841	17,129
Equinox Frontier Balanced Fund	106,563	80,574	77,642	145,576	57,450
Equinox Frontier Select Fund	—	22,884	3,549	29,092	8,515
Equinox Frontier Winton Fund	—	93,171	49,624	44,422	22,405
Equinox Frontier Heritage Fund	—	21,490	11,066	18,807	7,457

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

For the three months ended March 31, 2016, amounts paid or owed to the Managing Owner for the difference in monthly service fees from prepaid initial service fees were $(2,015) for the Equinox Frontier Balanced Fund, $818 for the Equinox Frontier Long/Short Commodity Fund, $812 for the Equinox Frontier Diversified Fund, $(165) for the Equinox Frontier Select Fund, $(301) for the Equinox Frontier Heritage Fund, $(3,649) for the Equinox Frontier Winton Fund and $4,488 for the Equinox Frontier Masters Fund.

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

The following table outlines the interest paid by each Series to the Managing Owner and its ratio to average net assets for the three months ended March 31, 2016 and 2015:

	2016	2015	2016	2015
	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Ratio to Average Net Assets	Ratio to Average Net Assets
Equinox Frontier Diversified Fund Class 1	$6,619	$13,441	0.06%	0.07%
Equinox Frontier Diversified Fund Class 2	24,507	24,311	0.06%	0.08%
Equinox Frontier Diversified Fund Class 3	7,171	4,562	0.06%	0.13%
Equinox Frontier Masters Fund Class 1	5,171	8,161	0.06%	0.07%
Equinox Frontier Masters Fund Class 2	4,978	6,281	0.06%	0.08%
Equinox Frontier Masters Fund Class 3	4,194	3,349	0.06%	0.11%
Equinox Frontier Long/Short Commodity Fund Class 2	444	895	0.04%	0.07%
Equinox Frontier Long/Short Commodity Fund Class 3	2,568	5,174	0.04%	0.07%
Equinox Frontier Long/Short Commodity Fund Class 1a	1,778	4,027	0.04%	0.07%
Equinox Frontier Long/Short Commodity Fund Class 2a	575	1,188	0.04%	0.07%
Equinox Frontier Long/Short Commodity Fund Class 3a	377	480	0.04%	0.09%
Equinox Frontier Balanced Fund Class 1	189,608	206,350	0.29%	0.33%
Equinox Frontier Balanced Fund Class 1AP	2,196	2,192	0.01%	0.01%
Equinox Frontier Balanced Fund Class 2	69,764	69,007	0.29%	0.34%
Equinox Frontier Balanced Fund Class 2a	337	322	0.06%	0.06%
Equinox Frontier Balanced Fund Class 3a	1,497	1,475	0.06%	0.07%
Equinox Frontier Select Fund Class 1	9,889	24,071	0.08%	0.19%
Equinox Frontier Select Fund Class 1AP	41	85	0.00%	0.00%
Equinox Frontier Select Fund Class 2	1,151	2,762	0.79%	0.20%
Equinox Frontier Winton Fund Class 1	104,787	122,407	0.43%	0.53%
Equinox Frontier Winton Fund Class 1AP	168	177	0.01%	0.01%
Equinox Frontier Winton Fund Class 2	54,267	60,971	0.43%	0.57%
Equinox Frontier Heritage Fund Class 1	25,473	30,992	0.28%	0.37%
Equinox Frontier Heritage Fund Class 1AP	175	188	0.01%	0.01%
Equinox Frontier Heritage Fund Class 2	8,547	10,169	0.28%	0.38%

Total	$526,283	$603,037

The Managing Owner, under an amended contract, paid to The Bornhoft Group Corporation, an affiliate of the Trust, an annual payment of $1,100,000 for the first year of the contract and $600,000 for the second year of the contract, and $300,000 for the third and final year for investment and advisor services and 0.1% annually thereafter of the trading level with the Equinox Frontier Balanced Fund in lieu of a monthly service fee. The Managing Owner paid $0 and $139,848, respectively under this agreement for the three months ended March 31, 2016 and 2015, respectively. These amounts have no impact on the Series’ financial statements. This contract ended April 30, 2015.

Equinox Financial Group, LLC, an affiliate of the Trust, provides management services for the Managing Owner who paid $0 and $305,000, respectively, for the three months ended March 31, 2016 and 2015. These amounts have no impact on the Series’ financial statements and have had a portion waived at the discretion of the Managing Owner.

Solon Capital, LLC, an affiliate of the Trust, provides product development and marketing services. For these services, the Managing Owner paid Solon Capital, LLC, $0 and $316,272, respectively, for the three months ended March 31, 2016 and 2015, respectively. These amounts have no impact on the Series’ financial statements and have had a portion waived at the discretion of the Managing Owner.

Equinox Group Distributors LLC, an affiliate under common control of the Managing Owner, serves as wholesaler of the Trust by marketing to broker/dealer organizations.

7. Financial Highlights

The following information presents the financial highlights of the Trust, with respect to the Series, for the three months ended March 31, 2016 and 2015

	Equinox Frontier Diversified Fund			Equinox Frontier Masters Fund			Equinox Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 2	Class 3	Class 1a	Class 2a	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2015	$115.52	$129.60	$119.87	$112.87	$126.60	$117.57	$132.10	$132.14	$94.76	$106.19	$106.86
Net operating results:
Interest income	0.31	0.35	0.32	0.29	0.33	0.31	0.24	0.24	0.17	0.19	0.19
Expenses	(3.92)	(3.42)	(3.17)	(3.36)	(3.03)	(2.81)	(3.34)	(3.34)	(2.89)	(2.68)	(2.70)
Net gain/(loss) on investments, net of non-controlling interests	6.51	6.91	6.48	9.21	10.17	9.54	0.50	0.50	0.52	0.45	0.53

Net income/(loss)	2.91	3.84	3.63	6.14	7.47	7.02	(2.60)	(2.61)	(2.21)	(2.03)	(1.97)

Net asset value, March 31, 2016	$118.43	$133.44	$123.50	$119.01	$134.07	$124.59	$129.50	$129.53	$92.55	$104.16	$104.89

Ratios to average net assets (3)
Net investment income/(loss)	-7.38%	-4.45%	-4.45%	-7.37%	-5.12%	-5.12%	-6.09%	-6.09%	-8.17%	-6.09%	-5.87%
Expenses before incentive fees (4)	6.88%	3.95%	3.95%	7.39%	5.14%	5.14%	5.77%	5.77%	7.85%	5.77%	5.48%
Expenses after incentive fees (4)	8.40%	5.47%	5.47%	8.35%	6.11%	6.11%	6.79%	6.79%	8.88%	6.79%	6.58%
Total return before incentive fees (2)	4.04%	4.48%	4.55%	6.40%	6.86%	6.94%	-0.94%	-0.95%	-1.31%	-0.89%	-0.75%
Total return after incentive fees (2)	2.52%	2.96%	3.03%	5.44%	5.90%	5.97%	-1.97%	-1.98%	-2.33%	-1.91%	-1.84%

	Equinox Frontier Balanced Fund						Equinox Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a		Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2015	$128.03	$133.59	$179.69	$154.88	$154.37		$90.35	$94.28	$125.11
Net operating results:
Interest income	0.01	0.01	0.01	0.01	0.01		0.00	0.00	0.00
Expenses	(2.94)	(2.03)	(2.74)	(2.36)	(2.35)		(1.58)	(0.89)	(1.18)
Net gain/(loss) on investments, net of non-controlling interests	7.08	7.40	9.96	8.96	8.93		10.63	11.11	14.75

Net income/(loss)	4.15	5.38	7.23	6.61	6.59		9.05	10.22	13.57

Net asset value, March 31, 2016	$132.18	$138.97	$186.92	$161.49	$160.96		$99.40	$104.50	$138.68

Ratios to average net assets (3)
Net investment income/(loss)	-5.74%	-2.74%	-2.74%	-2.74%	-2.74%		-5.95%	-2.95%	-2.95%
Expenses before incentive fees (4)	4.77%	1.77%	1.77%	1.77%	1.77%		5.78%	2.78%	2.78%
Expenses after incentive fees (4)	5.77%	2.78%	2.78%	2.78%	2.78%		5.95%	2.95%	2.95%
Total return before incentive fees (2)	4.25%	5.04%	5.03%	5.28%	5.28%		10.19%	11.01%	11.02%
Total return after incentive fees (2)	3.24%	4.03%	4.02%	4.27%	4.27%		10.02%	10.84%	10.85%

	Equinox Frontier Winton Fund			Equinox Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2015	$164.17	$171.31	$217.51	$124.27	$129.67	$173.54
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(3.37)	(2.18)	(2.77)	(2.01)	(1.07)	(1.44)
Net gain/(loss) on investments, net of non-controlling interests	8.38	8.73	11.08	8.50	8.87	11.87

Net income/(loss)	5.01	6.55	8.31	6.49	7.80	10.43

Net asset value, March 31, 2016	$169.18	$177.86	$225.82	$130.76	$137.47	$183.97

Ratios to average net assets (3)
Net investment income/(loss)	-7.04%	-4.04%	-4.04%	-5.90%	-2.90%	-2.90%
Expenses before incentive fees (4)	6.77%	3.78%	3.78%	5.83%	2.83%	2.83%
Expenses after incentive fees (4)	7.04%	4.05%	4.05%	5.90%	2.90%	2.90%
Total return before incentive fees (2)	3.32%	4.09%	4.09%	5.30%	6.09%	6.08%
Total return after incentive fees (2)	3.05%	3.82%	3.82%	5.22%	6.02%	6.01%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees.
(4)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

	Equinox Frontier Diversified Fund			Equinox Frontier Masters Fund			Equinox Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 2	Class 3	Class 1a	Class 2a	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2014	$113.09	$124.67	$115.03	$116.61	$128.53	$119.06	$138.30	$138.34	$101.12	$111.35	$111.77
Net operating results:
Interest income	0.34	0.37	0.34	0.34	0.37	0.34	0.40	0.40	0.29	0.33	0.33
Expenses	(5.23)	(4.95)	(4.58)	(4.79)	(4.54)	(4.21)	(3.70)	(3.71)	(3.29)	(2.98)	(2.99)
Net gain/(loss) on investments, net of non-controlling interests	23.46	25.67	23.78	16.22	17.76	16.54	31.20	31.03	22.58	24.79	24.98

Net income/(loss)	18.57	21.09	19.54	11.77	13.59	12.67	27.90	27.72	19.58	22.14	22.32

Net asset value, March 31, 2015	$131.66	$145.76	$134.57	$128.38	$142.12	$131.73	$166.20	$166.06	$120.70	$133.49	$134.09

Ratios to average net assets (3)
Net investment income/(loss)	-8.00%	-5.53%	-5.53%	-8.34%	-6.12%	-6.12%	-4.59%	-4.59%	-6.69%	-4.59%	-4.41%
Expenses before incentive fees (4)	6.48%	4.01%	4.01%	7.40%	5.17%	5.17%	4.32%	4.32%	6.42%	4.32%	4.09%
Expenses after incentive fees (4)	9.10%	6.63%	6.63%	9.45%	7.23%	7.23%	5.65%	5.65%	7.75%	5.65%	5.47%
Total return before incentive fees (2)	19.04%	19.53%	19.60%	12.15%	12.63%	12.70%	21.50%	21.36%	20.69%	21.21%	21.35%
Total return after incentive fees (2)	16.42%	16.92%	16.99%	10.09%	10.57%	10.64%	20.17%	20.04%	19.36%	19.88%	19.97%

	Equinox Frontier Balanced Fund						Equinox Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a		Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2014	$131.54	$133.20	$179.16	$153.02	$152.52		$95.61	$96.82	$128.48
Net operating results:
Interest income	0.01	0.01	0.01	0.01	0.01		0.00	0.00	0.00
Expenses	(3.68)	(2.67)	(3.59)	(3.07)	(3.06)		(2.46)	(1.73)	(2.29)
Net gain/(loss) on investments, net of non-controlling interests	20.93	21.26	28.59	24.80	24.72		13.01	13.22	17.54

Net income/(loss)	17.26	18.60	25.01	21.74	21.67		10.55	11.49	15.25

Net asset value, March 31, 2015	$148.80	$151.80	$204.17	$174.76	$174.19		$106.16	$108.31	$143.73

Ratios to average net assets (3)
Net investment income/(loss)	-6.17%	-3.14%	-3.14%	-3.14%	-3.14%		-6.75%	-3.75%	-3.75%
Expenses before incentive fees (4)	4.78%	1.76%	1.76%	1.76%	1.76%		5.77%	2.76%	2.76%
Expenses after incentive fees (4)	6.19%	3.17%	3.17%	3.17%	3.17%		6.75%	3.75%	3.75%
Total return before incentive fees (2)	14.54%	15.38%	15.38%	15.62%	15.62%		12.02%	12.85%	12.85%
Total return after incentive fees (2)	13.12%	13.96%	13.96%	14.21%	14.21%		11.03%	11.87%	11.87%

	Equinox Frontier Winton Fund			Equinox Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2014	$175.95	$178.18	$226.23	$130.28	$131.93	$176.56
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(6.31)	(5.03)	(6.38)	(3.44)	(2.43)	(3.26)
Net gain/(loss) on investments, net of non-controlling interests	22.26	22.62	28.71	21.03	21.36	28.59

Net income/(loss)	15.95	17.59	22.33	17.59	18.93	25.33

Net asset value, March 31, 2015	$191.90	$195.77	$248.56	$147.87	$150.86	$201.89

Ratios to average net assets (3)
Net investment income/(loss)	-8.63%	-5.63%	-5.63%	-7.00%	-3.99%	-3.99%
Expenses before incentive fees (4)	6.91%	3.90%	3.90%	6.05%	3.03%	3.03%
Expenses after incentive fees (4)	8.63%	5.63%	5.63%	7.00%	3.99%	3.99%
Total return before incentive fees (2)	10.79%	11.59%	11.59%	14.46%	15.31%	15.30%
Total return after incentive fees (2)	9.07%	9.87%	9.87%	13.50%	14.35%	14.35%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees.
(4)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

8.	Derivative Instruments and Hedging Activities

The Series’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Series do not enter into or hold positions for hedging purposes as defined under ASC 815, Derivatives and Hedging (“ASC 815”). The detail of the fair value of the Series’ derivatives by instrument types as of March 31, 2016 and December 31, 2015 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to each Series’ position in swap contracts.

The following tables summarize the monthly averages of futures contracts bought and sold for each respective Series of the Trust:

For the Three Months Ended March 31, 2016

Monthly average contracts:

	Bought	Sold
Equinox Frontier Balanced Fund	1,094	1,089
Equinox Frontier Winton Fund	782	729
Equinox Frontier Select Fund	572	509

For the Three Months Ended March 31, 2015

Monthly average contracts:

	Bought	Sold
Equinox Frontier Balanced Fund	1,797	1,774
Equinox Frontier Diversified Fund	2,769	2,726
Equinox Frontier Select Fund	546	584

The following tables summarize the trading revenues for the three months ended March 31, 2016 and 2015 by contract type:

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended March 31, 2016

Type of contract	Equinox Frontier Select Fund	Equinox Frontier Balanced Fund	Equinox Frontier Winton Fund
Metals	$(108,809)	$30,120	$(1,316,623)
Currencies	28,131	(355,492)	(89,124)
Energies	1,057,284	299,529	894,793
Agriculturals	(139,494)	(44,749)	239,120
Interest rates	1,351,605	3,630,729	3,472,864
Stock indices	(172,243)	(1,942,579)	(672,307)

Realized trading income/(loss)(1)	$2,016,474	$1,617,558	$2,528,723

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

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended March 31, 2016

Type of contract	Equinox Frontier Select Fund	Equinox Frontier Balanced Fund	Equinox Frontier Winton Fund
Metals	$(198,411)	$(32,743)	$(490,237)
Currencies	146,018	(565,832)	(162,275)
Energies	(639,356)	247,539	(125,218)
Agriculturals	10,560	37,881	(188,079)
Interest rates	475,301	281,778	1,226,766
Stock indices	201,538	13,737	(184,803)

Change in unrealized trading income/ (loss)(1)	$(4,350)	$(17,640)	$76,154

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

The following tables present gross and net information about the Series’ assets and liabilities subject to master netting arrangements as disclosed on the statements of financial condition as of March 31, 2016 and December 31, 2015.

As of March 31, 2016

	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition
Equinox Frontier Balanced Fund
Open Trade Equity/(Deficit)	$257,286	$(263,396)	$(6,110)
Swap Contracts	16,955,814	—	16,955,814

Equinox Frontier Diversified Fund
Swap Contracts	$7,445,618	$—	$7,445,618

Equinox Frontier Long/Short Commodity Fund
Swap Contracts	$4,256,848	$—	$4,256,848

Equinox Frontier Heritage Fund
Swap Contracts	$8,857,363	$—	$8,857,363

Equinox Frontier Select Fund
Open Trade Equity/(Deficit)	$499,695	$(41,706)	$457,989

Equinox Frontier Winton Fund
Open Trade Equity/(Deficit)	$675,733	$—	$675,733

As of December 31, 2015

	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition
Equinox Frontier Balanced Fund
Open Trade Equity/(Deficit)	$26,882	$(15,352)	$11,530
Swap Contracts	19,157,520	—	19,157,520

Equinox Frontier Diversified Fund
Swap Contracts	$8,685,849	$—	$8,685,849

Equinox Frontier Long/Short Commodity Fund
Swap Contracts	$4,332,428	$—	$4,332,428

Equinox Frontier Heritage Fund
Swap Contracts	$7,960,268	$—	$7,960,268

Equinox Frontier Select Fund
Open Trade Equity/(Deficit)	$495,020	$(32,681)	$462,339

Equinox Frontier Winton Fund
Open Trade Equity/(Deficit)	$768,118	$(168,539)	$599,579

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

11. Subsequent Events

On April 15, 2016, Equinox Frontier Long/Short Commodity Fund (the “Fund”), which previously obtained exposure to the Multi-Strategy Program of Emil van Essen LLC through its investment in Frontier Trading Company VII, LLC (“the Trading Company”),

exchanged its interests in the Trading Company for interests of equivalent value in a feeder fund of the Galaxy Plus Fund – Emil van Essen STP Master Fund (516) LLC (“Master Fund”), which is advised by Emil van Essen LLC. The Fund will now obtain exposure to the Multi-Strategy Program through this investment in the feeder fund. The feeder fund is a commodity pool available to the Fund and other investors through the Galaxy Plus Managed Account Platform, which is an unaffiliated, third-party managed account platform sponsored and operated by Gemini Alternative Funds, LLC.

On March 30, 2016, Equinox Fund Management, LLC on its own behalf and on behalf of each series of Equinox Frontier Funds entered into a new Administrative Services Agreement with Gemini Hedge Fund Services, LLC (“Gemini”) pursuant to which Gemini will act as an independent, third party administrator to perform certain administrative services including the calculation of net asset value, trade reconciliation, audit support and other financial bookkeeping services. This agreement will not take effect until July 1, 2016.

On March 30, 2016, the Trust entered into a new Fund Services Agreement with Gemini Fund Services, LLC (the “New Transfer Agent”) pursuant to which the New Transfer Agent will act as an independent, third party transfer agent to perform investor and administration services and related services including, but not limited to, sales processing and commissions, distribution processing, transfer agent services, shareholder telephone support, tax reporting and processing, reinvestment agent servicing and redemption agent servicing. This agreement will not take effect until July 1, 2016.

In connection with the foregoing transactions, the Trust and the Managing Owner have terminated the Administration Agreement dated July 7, 2011 with BNP Paribas Financial Services, LLC and the Transfer Agency Agreement dated December 1, 2011 with Phoenix American Financial Services, LLC. Both company’s services will end June 30, 2016.

Offers and sales of units of the Fund were suspended on May 2, 2016 and resumed on May 6, 2016 due to a delay in the receipt of certain regulatory approvals of the Fund’s offering documentation.

Equinox Frontier Funds

Consolidated Statements of Financial Condition

March 31, 2016 (unaudited) and December 31, 2015

	3/31/16	12/31/15
ASSETS
Cash and cash equivalents	$1,628,626	$13,975,625
U.S. Treasury securities, at fair value	137,324,374	117,478,438
Receivable from futures commission merchants	73,384,641	72,731,570
Open trade equity, at fair value	—	—
Options purchased, at fair value	216,150	526,288
Swap contracts, at fair value	37,515,643	40,136,065
Prepaid service fees	12,787	24,251
Interest receivable	811,567	2,039,516
Receivables from related parties	2,533	3,120
Other assets	—	17

Total Assets	$250,896,321	$246,914,890

LIABILITIES & CAPITAL
LIABILITIES
Open trade deficit, at fair value	$64,871	$4,348,870
Written options, at fair value	205,350	165,760
Pending owner additions	38,123	36,462
Owner redemptions payable	236,989	612,170
Incentive fees payable to Managing Owner	2,349,607	382,136
Management fees payable to Managing Owner	395,760	402,943
Interest payable to Managing Owner	188,358	162,121
Trading fees payable to Managing Owner	289,602	282,522
Service fees payable to Managing Owner	270,978	273,856
Payables to related parties	63,014	63,744
Other liabilities	26	7

Total Liabilities	4,102,678	6,730,591

CAPITAL
Managing Owner Units	5,980,715	5,798,155
Limited Owner Units	240,812,928	234,386,144

Total Capital	246,793,643	240,184,299

Total Liabilities and Capital	$250,896,321	$246,914,890

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Fund

Consolidated Condensed Schedule of Investments

March 31, 2016 (Unaudited)

Description	Fair Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$43,962	0.02%
Various base metals futures contracts (U.S.)	(931,636)	-0.38%
Various currency futures contracts (Singapore)	9,476	0.00%
Various currency futures contracts (U.S.)	1,025,979	0.42%
Various energy futures contracts (Far East)	744	0.00%
Various energy futures contracts (U.S.)	(652,894)	-0.26%
Various interest rates futures contracts (Canada)	(59,409)	-0.02%
Various interest rates futures contracts (Europe)	1,017,916	0.41%
Various interest rates futures contracts (Far East)	(55,361)	-0.02%
Various interest rates futures contracts (Oceanic)	122,489	0.05%
Various interest rates futures contracts (U.S.)	642,932	0.26%
Various precious metal futures contracts (Far East)	46	0.00%
Various precious metal futures contracts (U.S.)	1,293,732	0.52%
Various soft futures contracts (Canada)	129	0.00%
Various soft futures contracts (Europe)	(4,209)	0.00%
Various soft futures contracts (U.S.)	723,871	0.29%
Various stock index futures contracts (Canada)	9,819	0.00%
Various stock index futures contracts (Europe)	(101,191)	-0.04%
Various stock index futures contracts (Far East)	60,738	0.02%
Various stock index futures contracts (Oceanic)	(9,266)	0.00%
Various stock index futures contracts (U.S.)	842,103	0.34%

Total Long Futures Contracts	$3,979,970	1.61%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$(542,388)	-0.22%
Various base metals futures contracts (U.S.)	466,677	0.19%
Various currency futures contracts (U.S.)	(1,706,083)	-0.69%
Various energy futures contracts (Europe)	(7,281)	0.00%
Various energy futures contracts (U.S.)	(83,071)	-0.03%
Various interest rates futures contracts (Canada)	17,837	0.01%
Various interest rates futures contracts (Europe)	(127,580)	-0.05%
Various interest rates futures contracts (Far East)	14,622	0.01%
Various interest rates futures contracts (Oceanic)	(183,902)	-0.07%
Various interest rates futures contracts (U.S.)	(554,998)	-0.22%
Various precious metal futures contracts (U.S.)	(237,326)	-0.10%
Various soft futures contract (Europe)	(37,110)	-0.02%
Various soft futures contracts (Canada)	(49,649)	-0.02%
Various soft futures contracts (Europe)	72,992	0.03%
Various soft futures contracts (U.S.)	(129,956)	-0.05%
Various stock index futures contracts (Africa)	2,451	0.00%
Various stock index futures contracts (Canada)	3,814	0.00%
Various stock index futures contracts (Europe)	189,334	0.08%
Various stock index futures contracts (Far East)	(134,125)	-0.05%
Various stock index futures contracts (Oceanic)	9,725	0.00%
Various stock index futures contracts (U.S.)	(1,144,789)	-0.46%
Various stock index futures contracts (Warsaw)	(5,857)	0.00%

Total Short Futures Contracts	$(4,166,663)	-1.66%

CURRENCY FORWARDS *
Various currency forwards contracts (NA)	$121,822	0.05%

Total Currency Forwards	$121,822	0.05%

Total Open Trade Equity (Deficit)	$(64,871)	0.00%

OPTIONS PURCHASED *
Various stock index futures contracts (U.S.)	216,150	0.09%

Total Options Purchased	$216,150	0.09%

OPTIONS WRITTEN *
Various soft futures contracts (U.S.)	$(30,780)	-0.01%
Various stock index futures contracts (U.S.)	(174,570)	-0.07%

Total Options Written	$(205,350)	-0.08%

SWAPS (1)
Frontier Brevan Howard swap (U.S.)	$8,857,363	3.59%
Frontier XXXIV Balanced select swap (U.S.)	16,955,814	6.87%
Frontier XXXV Diversified select swap (U.S.)	7,445,618	3.02%
Frontier XXXVII L/S select swap (U.S.)	4,256,848	1.72%

Total Swaps	$37,515,643	15.20%

U.S. TREASURY SECURITIES

FACE VALUE	Fair Value	Fair Value
$67,000,000 US Treasury Note 6.000% due 02/15/2026 (Cost $99,934,764)	$92,784,530	37.60%
$20,000,000 US Treasury Note 6.875% due 08/15/2025 (Cost $28,012,500)	28,909,375	11.71%
$15,000,000 US Treasury Note 2.25% due 11/15/2025 (Cost $15,552,664)	15,630,469	6.33%

Total U.S. Treasury Securities	$137,324,374	55.64%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Fund

Consolidated Condensed Schedule of Investments

December 31, 2015

Description	Fair Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$(96,596)	-0.04%
Various base metals futures contracts (U.S.)	(1,250,449)	-0.52%
Various currency futures contracts (Singapore)	6,824	0.00%
Various currency futures contracts (U.S.)	54,431	0.02%
Various energy futures contracts (Europe)	13,493	0.01%
Various energy futures contracts (Far East)	605	0.00%
Various energy futures contracts (U.S.)	(2,605,923)	-1.08%
Brent Crude Oil Settling 1/29/2016 (Number of Contracts: 546)	(3,709,735)	-1.54%
WTI Crude Oil Settling 5/31/2016 (Number of Contracts: 925	(7,677,427)	-3.20%
Heat Oil Settling 6/29/2016 (Number of Contracts:2314)	(4,145,156)	-1.73%
Various interest rates futures contracts (Canada)	111,674	0.05%
Various interest rates futures contracts (Europe)	(686,234)	-0.29%
Various interest rates futures contracts (Far East)	304,974	0.13%
Various interest rates futures contracts (Oceanic)	(19,910)	-0.01%
Various interest rates futures contracts (U.S.)	(568,406)	-0.24%
Various precious metal futures contracts (U.S.)	(2,773,754)	-1.15%
Various soft futures contracts (Canada)	513	0.00%
Various soft futures contracts (Europe)	73,103	0.03%
Various soft futures contracts (Oceanic)	5,505	0.00%
Various soft futures contracts (U.S.)	349,981	0.15%
Various stock index futures contracts (Canada)	(43,551)	-0.02%
Various stock index futures contracts (Europe)	100,955	0.04%
Various stock index futures contracts (Far East)	(184,632)	-0.08%
Various stock index futures contracts (Oceanic)	(2,642)	0.00%
Various stock index futures contracts (U.S.)	135,830	0.06%

Total Long Futures Contracts	$(22,606,527)	-9.41%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$402,411	0.17%
Various base metals futures contracts (U.S.)	113,542	0.05%
Various currency futures contracts (U.S.)	1,304,853	0.54%
Various energy futures contracts (Europe)	29,608	0.01%
Various energy futures contracts (Far East)	1,430	0.00%
Various energy futures contracts (U.S.)	3,963,547	1.65%
WTI Crude Oil Settling 4/30/2016 (Number of Contracts: 845)	4,039,571	1.68%
WTI Crude Oil Settling 6/29/2016 (Number of Contracts: 756)	3,923,021	1.63%
Heat Oil Settling 8/1/2016 (Number of Contracts:210)	3,342,927	1.39%
Various interest rates futures contracts (Canada)	912	0.00%
Various interest rates futures contracts (Europe)	130,658	0.05%
Various interest rates futures contracts (Far East)	(18,300)	-0.01%
Various interest rates futures contracts (Oceanic)	(171,001)	-0.07%
Various interest rates futures contracts (U.S.)	148,445	0.06%
Various precious metal futures contracts (Far East)	4,492	0.00%
Various precious metal futures contracts (U.S.)	1,320,899	0.55%
Various precious metal futures contracts (Far East)	(2,639)	0.00%
Various soft futures contract (Europe)	(10,130)	0.00%
Various soft futures contracts (Canada)	(1,321)	0.00%
Various soft futures contracts (Europe)	49,202	0.02%
Various soft futures contracts (Far East)	(1,348)	0.00%
Various soft futures contracts (Singapore)	930	0.00%
Various soft futures contracts (U.S.)	(364,588)	-0.15%
Various stock index futures contracts (Africa)	(10,962)	0.00%
Various stock index futures contracts (Canada)	(23,117)	-0.01%
Various stock index futures contracts (Europe)	(23,385)	-0.01%
Various stock index futures contracts (Far East)	87,447	0.04%
Various stock index futures contracts (Mexico)	790	0.00%
Various stock index futures contracts (Oceanic)	(12,679)	-0.01%
Various stock index futures contracts (U.S.)	(39,052)	-0.02%
Various stock index futures contracts (Warsaw)	(3,926)	0.00%

Total Short Futures Contracts	$18,182,237	7.57%

CURRENCY FORWARDS *
Various currency forwards contracts (NA)	$75,418	0.03%

Total Currency Forwards	$75,418	0.03%

Total Open Trade Equity (Deficit)	$(4,348,872)	-1.81%

OPTIONS PURCHASED *
Various energy futures contracts (U.S.)	$154,530	0.06%
Various stock index futures contracts (U.S.)	371,758	0.15%

Total Options Purchased	$526,288	0.21%

OPTIONS WRITTEN *
Various energy futures contracts (U.S.)	$(165,760)	-0.07%

Total Options Written	$(165,760)	-0.07%

SWAPS (1)
Frontier Brevan Howard swap (U.S.)	$7,960,269	3.31%
Frontier XXXIV Balanced select swap (U.S.)	19,157,519	7.98%
Frontier XXXV Diversified select swap (U.S.)	8,685,849	3.62%
Frontier XXXVII L/S select swap (U.S.)	4,332,428	1.80%

Total Swaps	$40,136,065	16.71%

U.S. TREASURY SECURITIES

FACE VALUE	Fair Value	Fair Value
$67,000,000 US Treasury Note 6.000% due 02/15/2026 (Cost $99,934,764)	$89,465,938	37.25%
$20,000,000 US Treasury Note 6.875% due 08/15/2025 (Cost $28,322,622)	28,012,500	11.66%

Total U.S. Treasury Securities	$117,478,438	48.91%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Funds

Consolidated Statements of Operations

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	2016	2015
Investment income:
Interest - net	$241,847	$294,670

Total Income	241,847	294,670

Expenses:
Incentive Fees	2,349,607	4,902,774
Management Fees	1,182,715	1,288,670
Service Fees - Class 1	969,384	1,171,052
Trading Fees	834,678	921,267

Total Expenses	5,336,384	8,283,763

Investment income/(loss) - net	(5,094,537)	(7,989,093)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	8,055,316	39,987,665
Net change in open trade equity/(deficit)	4,154,281	(10,301,441)
Net realized gain/(loss) on swap contracts	—	—
Net unrealized gain/(loss) on swap contracts	(2,620,421)	10,944,171
Net realized gain/(loss) on U.S. Treasury securities	71,093	—
Net unrealized gain/(loss) on U.S. Treasury securities	4,903,532	2,735,063
Trading commissions	(579,377)	(710,398)

Net gain/(loss) on investments	13,984,424	42,655,060

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	$8,889,887	$34,665,967

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Funds

Consolidated Statement of Changes in Owners’ Capital

For the Three Months Ended March 31, 2016 (Unaudited)

	Managing Owner	Limited Owners	Total
Owners’ Capital, December 31, 2015	5,798,155	234,386,144	240,184,299
Sale of Units	—	8,869,002	8,869,002
Redemption of Units	—	(11,149,545)	(11,149,545)
Net increase/(decrease) in Owners’ Capital resulting from operations	182,560	8,707,327	8,889,887

Owners’ Capital, March 31, 2016	$5,980,715	$240,812,928	$246,793,643

The consolidated Trust is not unitized as are the individual Series of the Trust

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Funds

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2016 and 2015 (Unaudited)

	2016	2015
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$8,889,887	$34,665,967
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity/deficit	(4,283,999)	11,423,649
Net change in options purchased	310,138	(6,419,090)
Net change in options written	39,590	6,237,689
Net unrealized (gain)/loss on swap contracts	2,620,421	(10,944,171)
Net realized (gain)/loss on swap contracts	—	—
Net unrealized (gain)/loss on U.S. Treasury securities	(4,903,532)	(2,735,063)
Net realized (gain)/loss on U.S. Treasuries securities	71,093	—
(Purchases) sales of:
Sales of swap contracts	—	—
(Purchases) of swap contracts	—	(1,000,000)
(Purchases) of U.S. Trasury securities	(25,877,151)	—
Sales of U.S. Treasury securities	10,299,176	(21,196,875)
U.S. Treasury interest and premium paid/amortized	564,478	694,829
Increase and/or decrease in:
Receivable from futures commission merchants	(653,071)	(8,705,337)
Distributions from trading companies	—	—
Prepaid service fees	11,464	(6,460)
Interest receivable	1,227,949	1,217,660
Receivable from related parties	587	935
Other assets	17	500,000
Incentive fees payable to Managing Owner	1,967,471	(1,762,554)
Management fees payable to Managing Owner	(7,183)	(3,567)
Interest payable to Managing Owner	26,237	24,238
Trading fees payable to Managing Owner	7,080	20,142
Service fees payable to Managing Owner	(2,878)	18,943
Payables to related parties	(730)	8,200
Other liabilities	20	—

Net cash provided by (used in) operating activities	(9,692,936)	2,039,135

Cash Flows from Financing Activities:
Proceeds from sale of capital	8,869,002	4,097,823
Payment for redemption of capital	(11,149,545)	(17,052,044)
Payment from the Managing Owner	—	1,211,610
Pending owner additions	1,661	5,149
Redemptions payable	(375,181)	135,956

Net cash provided by (used in) financing activities	(2,654,063)	(11,601,506)

Net increase (decrease) in cash and cash equivalents	(12,346,999)	(9,562,371)
Cash and cash equivalents, beginning of period	13,975,625	18,977,844

Cash and cash equivalents, end of period	$1,628,626	$9,415,473

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

Recently Adopted Accounting Pronouncements—In May 2015, the FASB issued ASU No. 2015-07, “Fair Value Measurement (Topic 820)—Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” ASU No. 2015-07 removes the requirement to include investments in the fair value hierarchy for which the fair value is measured at NAV using the practical expedient under “Fair Value Measurements and Disclosures (Topic 820).” Adoption did not affect the Trust’s financial condition, results of operations, or cash flows.

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

The Managing Owner has chartered a valuation committee to provide oversight of the valuation process for the Series. The valuation committee meets at least monthly to discuss the valuation process and any valuation issues that may arise. The valuation committee is comprised of senior members of the Managing Owner’s management team with varying areas of expertise that add value to the committee. The Valuation Committee discontinued its use of a third-party pricing service on March 1, 2016. The valuation committee reports to both the Managing Owner’s Management Committee and the Trust’s Executive Committee. The valuation committee further remains in communication with the Managing Owner’s Due Diligence Committee that provides ongoing counterparty risk monitoring of the swap counterparties. The valuation committee’s designee monitors daily pricing valuation provided by the swap. The Managing Owner’s valuation committee monitors some additional input factors such as liquidity, volatility, and counterparty risk in order to further review the valuations provide by the pricing service

The following table summarizes the instruments that comprise the Trust’s financial asset portfolio, by Series, measured at fair value on a recurring basis as of March 31, 2016 and 2015, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

March 31, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Open Trade Equity (Deficit)	$(186,693)	$121,822	$—	$(64,871)
Swap Contracts	—	—	37,515,643	37,515,643
U.S. Treasury Securities	137,324,374	—	—	137,324,374
Purchased Options	—	216,150	—	216,150
Written Options	—	(205,350)	—	(205,350)

December 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Open Trade Equity (Deficit)	$(4,424,290)	$75,418	$—	$(4,348,872)
Swap Contracts	—	—	40,136,065	40,136,065
U.S. Treasury Securities	117,478,438	—	—	117,478,438
Purchased Options	—	526,288	—	526,288
Written Options	—	(165,760)	—	(165,760)

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the statements of operations.

For the Three Months ended March 31, 2016
Balance of recurring Level 3 assets as of January 1, 2015	$40,136,065
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	(2,620,422)
Purchases of investments	—
Sales of investments	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of December 31, 2015	$37,515,643

For the Year ended December 31, 2015
Balance of recurring Level 3 assets as of January 1, 2015	$35,990,887
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	3,145,178
Purchases of investments	1,000,000
Sales of investments	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of December 31, 2015	$40,136,065

The Trust assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Trust’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the three months ended March 31, 2016, the Trust did not transfer any assets between Levels 1, 2 and 3.

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at March 31, 2016:

Swaps	$(2,620,422)

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of March 31, 2016 and December 31, 2015, approximately 9.2% or $22,869,499 and 9.3% or $22,873,000, respectively, of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain Swaps and is recorded as Swap Contracts, at fair value on the Statements of Financial Condition of the Trust. This cash held with the counterparty is not restricted.

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

The Trust had invested in the following swaps as of and for the three months ended March 31, 2016:

	Brevan Howard Total Return Swap	XXXIV Balanced select swap Total Return Swap	XXXV Diversified select swap Total Return Swap	XXXVII L/S select swap Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$11,413,283	$22,580,043	$13,851,707	$1,877,692
Termination Date	3/26/2018	8/2/2018	8/2/2018	8/7/2018
Cash Collateral	$5,989,499	$9,600,000	$3,400,000	$3,880,000
Swap Value	$2,867,864	$7,355,814	$4,045,618	$376,848
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0

Change in Unrealized Gain/(Loss)	$897,095	($2,201,706)	($1,240,231)	($75,579)

Fair Value as of 3/31/2016	$8,857,363	$16,955,814	$7,445,618	$4,256,848

The Trust had invested in the following swaps as of and for the year ended December 31, 2015:

	Brevan Howard Total Return Swap	XXXIV Balanced Select Swap Total Return Swap	XXXV Diversified Select Swap Total Return Swap	XXXVII L/S Select Swap Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$12,663,283	$22,580,043	$13,851,707	$1,877,592
Termination Date	3/26/2018	8/2/2018	8/2/2018	8/7/2018
Cash Collateral	$5,993,000	$9,600,000	$3,400,000	$3,880,000
Swap Value	$1,967,269	$9,557,519	$5,285,749	$452,428
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0

Change in Unrealized Gain/(Loss)	$419,803	$910,566	$2,115,441	($300,633)

Fair Value as of 12/31/15	$7,960,269	$19,157,519	$8,685,749	$40,136,065

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

As of March 31, 2016, the Trust has a payable to the Managing Owner in the amounts of $2,349,607, $395,760, $188,358, $289,602, and $270,978 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

As of December 31, 2015, the Trust has a payable to the Managing Owner in the amounts of $382,136, $402,943, $162,121, $282,522 and $273,856 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

For the three months ended March 31, 2016, the Trust paid the Managing Owner $2,349,607, $1,182,715, $969,384and $834,678 for incentive fees, management fees, service fees, and trading fees, respectively.

For the three months ended March 31, 2015, the Trust paid the Managing Owner $4,902,774, $1,288,670, $1,171,052 and $921,267 for incentive fees, management fees, service fees, and trading fees, respectively.

With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed therefore by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk and enjoys the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months. For the three months ended March 31, 2016 and 2015, amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees were $12 and $7,262, respectively.

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

The following table outlines the interest paid by each Series to the Managing Owner and its ratio to average net assets for the three months ended March 31, 2016 and 2015:

	2016	2015	2016	2015
	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Ratio to Average Net Assets	Ratio to Average Net Assets
Equinox Frontier Diversified Fund Class 1	$6,619	$13,441	0.06%	0.07%
Equinox Frontier Diversified Fund Class 2	24,507	24,311	0.06%	0.08%
Equinox Frontier Diversified Fund Class 3	7,171	4,562	0.06%	0.13%
Equinox Frontier Masters Fund Class 1	5,171	8,161	0.06%	0.07%
Equinox Frontier Masters Fund Class 2	4,978	6,281	0.06%	0.08%
Equinox Frontier Masters Fund Class 3	4,194	3,349	0.06%	0.11%
Equinox Frontier Long/Short Commodity Fund Class 2	444	895	0.04%	0.07%
Equinox Frontier Long/Short Commodity Fund Class 3	2,568	5,174	0.04%	0.07%
Equinox Frontier Long/Short Commodity Fund Class 1a	1,778	4,027	0.04%	0.07%
Equinox Frontier Long/Short Commodity Fund Class 2a	575	1,188	0.04%	0.07%
Equinox Frontier Long/Short Commodity Fund Class 3a	377	480	0.04%	0.09%
Equinox Frontier Balanced Fund Class 1	189,608	206,350	0.29%	0.33%
Equinox Frontier Balanced Fund Class 1AP	2,196	2,192	0.01%	0.01%
Equinox Frontier Balanced Fund Class 2	69,764	69,007	0.29%	0.34%
Equinox Frontier Balanced Fund Class 2a	337	322	0.06%	0.06%
Equinox Frontier Balanced Fund Class 3a	1,497	1,475	0.06%	0.07%
Equinox Frontier Select Fund Class 1	9,889	24,071	0.08%	0.19%
Equinox Frontier Select Fund Class 1AP	41	85	0.00%	0.00%
Equinox Frontier Select Fund Class 2	1,151	2,762	0.79%	0.20%
Equinox Frontier Winton Fund Class 1	104,787	122,407	0.43%	0.53%
Equinox Frontier Winton Fund Class 1AP	168	177	0.01%	0.01%
Equinox Frontier Winton Fund Class 2	54,267	60,971	0.43%	0.57%
Equinox Frontier Heritage Fund Class 1	25,473	30,992	0.28%	0.37%
Equinox Frontier Heritage Fund Class 1AP	175	188	0.01%	0.01%
Equinox Frontier Heritage Fund Class 2	8,547	10,169	0.28%	0.38%

Total	$526,283	$603,037

The Managing Owner, under an amended contract, paid to The Bornhoft Group Corporation, an affiliate of the Trust, an annual payment of $1,100,000 for the first year of the contract and $600,000 for the second year of the contract, and $300,000 for the third and final year for investment and advisor services and 0.1% annually thereafter of the trading level with the Equinox Frontier Balanced Fund in lieu of a monthly service fee. The Managing Owner paid $0 and $139,848, respectively under this agreement for the three months ended March 31, 2016 and 2015, respectively. These amounts have no impact on the Trust’s financial statements. This contract ended April 30, 2015.

Equinox Financial Group, LLC, an affiliate of the Trust, provides management services for the Managing Owner who paid $0 and $305,000, respectively, for the three months ended March 31, 2016 and 2015. These amounts have no impact on the Series’ financial statements and have had a portion waived at the discretion of the Managing Owner.

Solon Capital, LLC, an affiliate of the Trust, provides product development and marketing services. For these services, the Managing Owner paid Solon Capital, LLC, $0 and $316,272, respectively, for the three months ended March 31, 2016 and 2015, respectively. These amounts have no impact on the Series’ financial statements and have had a portion waived at the discretion of the Managing Owner.

Equinox Group Distributors LLC, an affiliate under common control of the Managing Owner, serves as wholesaler of the Trust by marketing to broker/dealer organizations.

6. Financial Highlights

The following information presents the financial highlights of the Trust for the three months ended March 31, 2016 and 2015. This data has been derived from the information presented in the consolidated financial statements.

	2016	2015
Ratios to average net assets (1)
Net investment gain/(loss) (1)	-5.50%	-6.18%
Expenses before incentive fees (3)	4.93%	4.87%
Expenses after incentive fees (3)	5.90%	6.61%
Total return before incentive fees (2)	4.62%	14.05%
Total return after incentive fees (2)	3.65%	12.31%

(1)	Annualized with the exception of incentive fees.
(2)	Total returns are not annualized.
(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Consolidated Statements of Operations of the Trust. See footnote 5.

The Trust financial highlights are calculated based upon the Trust’s consolidated financial statements. The consolidated Trust does not issue units and therefore the financial highlights do not disclose any unitized data.

7. Derivative Instruments and Hedging Activities

The Trust’s primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trust does not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trust’s derivatives by instrument types as of March 31, 2016 and December 31, 2015 is included in the Consolidated Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trust’s positions in swap contracts.

For the three months ended March 31, 2016 and 2015, the monthly average of futures contracts bought was approximately 9,689 and 10,923, respectively and sold was approximately 9,587 and 10,975, respectively.

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended March 31, 2016(1)

Type of contract
Metals	$(5,431,149)
Currencies	(1,496,926)
Energies	4,565,694
Agriculturals	(984,627)
Interest rates	12,614,651
Stock indices	(1,212,327)

Realized trading income/(loss)(1)	$8,055,316

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended March 31, 2016(2)

Type of contract
Metals	$2,474,844
Currencies	(2,141,826)
Energies	2,011,847
Agriculturals	564,823
Interest rates	1,745,123
Stock indices	(500,530)

Change in unrealized trading income/(loss)(2)	$4,154,281

(1)	In the Consolidated Statement of Operations under net realized gain/(loss) on futures, forwards and options
(2)	In the Consolidated Statement of Operations under net change in open trade equity (deficit), at fair value.

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

The following tables present gross and net information about the Trust’s assets and liabilities subject the master netting arrangements as disclosed on the consolidated statements of financial condition as of March 31, 2016 and December 31, 2016:

Offsetting of Derivative Assets and Liabilities

As of March 31, 2016

	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Open Trade Equity/(Deficit)	$2,141,256	$(2,206,127)	$(64,871)
Options Purchased	216,150	—	216,150
Options Written	—	(205,350)	(205,350)
Swap Contracts	37,515,643	—	37,515,643

Offsetting of Derivative Assets and Liabilities

As of December 31, 2015

	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Open Trade Equity/(Deficit)	$2,101,541	$(6,450,411)	$(4,348,870)
Options Purchased	526,288	—	526,288
Options Written	—	(165,760)	(165,760)
Swap Contracts	40,136,065	—	40,136,065

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

10. Subsequent Events

On April 15, 2016, Equinox Frontier Long/Short Commodity Fund (the “Fund”), which previously obtained exposure to the Multi-Strategy Program of Emil van Essen LLC through its investment in Frontier Trading Company VII, LLC (“the Trading Company”), exchanged its interests in the Trading Company for interests of equivalent value in a feeder fund of the Galaxy Plus Fund – Emil van Essen STP Master Fund (516) LLC (“Master Fund”), which is advised by Emil van Essen LLC. The Fund will now obtain exposure to the Multi-Strategy Program through this investment in the feeder fund. The feeder fund is a commodity pool available to the Fund and other investors through the Galaxy Plus Managed Account Platform, which is an unaffiliated, third-party managed account platform sponsored and operated by Gemini Alternative Funds, LLC.

On March 30, 2016, Equinox Fund Management, LLC on its own behalf and on behalf of each series of Equinox Frontier Funds entered into a new Administrative Services Agreement with Gemini Hedge Fund Services, LLC (“Gemini”) pursuant to which Gemini will act as an independent, third party administrator to perform certain administrative services including the calculation of net asset value, trade reconciliation, audit support and other financial bookkeeping services. This agreement will not take effect until July 1, 2016.

On March 30, 2016, the Trust entered into a new Fund Services Agreement with Gemini Fund Services, LLC (the “New Transfer Agent”) pursuant to which the New Transfer Agent will act as an independent, third party transfer agent to perform investor and administration services and related services including, but not limited to, sales processing and commissions, distribution processing, transfer agent services, shareholder telephone support, tax reporting and processing, reinvestment agent servicing and redemption agent servicing. This agreement will not take effect until July 1, 2016.

In connection with the foregoing transactions, the Trust and the Managing Owner have terminated the Administration Agreement dated July 7, 2011 with BNP Paribas Financial Services, LLC and the Transfer Agency Agreement dated December 1, 2011 with Phoenix American Financial Services, LLC. Both company’s services will end June 30, 2016.

Offers and sales of units of the Fund were suspended on May 2, 2016 and resumed on May 6, 2016 due to a delay in the receipt of certain regulatory approvals of the Fund’s offering documentation.

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

The following discussion and tables should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this quarterly report and our 2015 Annual Report on Form 10-K for the year ended December 31, 2015.

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

As of March 31, 2016, the allocation of the assets of each applicable Series of the Trust between the Trading Advisors was as follows:

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At March 31, 2016, cash deposited at the clearing brokers was $73,384,641 for the Trust. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each month. Currently, with the Federal Funds target rate at 0.00% to 0.25%, this amount is estimated to be 0.00%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds and time deposits. Aggregate interest income from all sources, including assets held at clearing brokers, of up to 2% (annualized) is paid to the Managing Owner by the Equinox Frontier Balanced Fund (Class 1 and Class 2 only), Equinox Frontier Winton Fund, Equinox Frontier Select Fund, and Equinox Frontier Heritage Fund. For the Equinox Frontier Balanced Fund (Class 1a and Class 2a only), and the Equinox Frontier Long/Short Commodity Fund, 20% of the total interest allocated to each Series is paid to the Managing Owner. The amount reflected in the financial statements for the Trust and Series are disclosed on a net basis. Due to some classes not exceeding the 2% paid to the Managing Owner, amounts earned by those classes may be zero.

Approximately 10% to 30% of the Trust’s assets are expected to be committed as required margin for futures contracts and forwards and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations there under. Approximately 2% to 6% of the Trust’s assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 64% to 88% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. federally chartered banks. As of March 31, 2016, total cash and cash equivalents held at banking institutions were $453,012 for the Equinox Frontier Diversified Fund, $52,790 the Equinox Frontier Long/Short Commodity Fund, $133,757 for the Equinox Frontier Masters Fund, $599,464 for the Equinox Frontier Balanced Fund, $16,034 for the Equinox Frontier Select Fund, $308,128 for the Equinox Frontier Winton Fund, and $65,441 for the Equinox Frontier Heritage Fund.

As a commodity pool, the Registrant has large cash positions. Such cash positions are used to pay margin for the trading of futures, forwards and options, and also to pay redemptions. Generally, the Registrant has not been forced to liquidate positions to fund redemptions. During the three months ended March 31, 2016, the Registrant was able to pay all redemptions.

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

Results of Operations

Series Returns and Other Information

The returns for each Series and Class of Units for the three months ended March 31, 2016 and 2015, and related information, are discussed below. The activities of the Trust on a consolidated basis are explained through the activity of the underlying Series. Please refer to the discussion of the Series activities in relation to the Trust on a consolidated basis.

Each Series had exposure to commodity interest positions within one or more sectors during three months ended March 31, 2016 and 2015. The performance of each Series was impacted over the course of the periods by, among other things, the relative performance of the relevant sector or sectors and the commodities within those sectors, the changing allocations among, and the specific positions taken by the Series’ Trading Advisors in, the relevant sector(s) and commodities, and the timing of entries and exits. For certain of the Series, a sector attribution chart has been included at the end of the relevant discussion. Each chart depicts the performance of the relevant Series’ positions within each of the relevant sectors (determined by the Managing Owner using monthly gross return and NAV figures, with various adjustments to net out a proportional allocation of the fees and expenses chargeable to the Series) during the periods presented.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015.

Equinox Frontier Diversified Fund

2016

The Equinox Frontier Diversified Fund—Class 1 NAV gained 2.52% and 16.42%, respectively, for the three months ended March 31, 2016 and 2015, net of fees and expenses; the Equinox Frontier Diversified Fund—Class 2 NAV gained 2.96% and 16.92%, respectively for the three months ended March 31, 2016 and 2015, net of fees and expenses; the Equinox Frontier Diversified Fund—Class 3 NAV gained 3.03% and 16.99%, respectively for the three months ended March 31, 2016 and 2015.

For the three months ended March 31, 2016, the Equinox Frontier Diversified Fund recorded net gain on investments of $2,972,555, net investment income of $153,985, and total expenses of $1,592,769 resulting in a net increase in Owners’ capital from operations of $1,533,771, after non-controlling interests of $0. The NAV per Unit, Class 1, increased from $115.52 at December 31, 2015 to $118.43 as of March 31, 2016. The NAV per Unit, Class 2, increased from $129.60 at December 31, 2015 to $133.44 as of March 31, 2016. The NAV per Unit, Class 3 increased from $119.87 at December 31, 2015 to $123.50 as of March 31, 2016. Total Class 1 subscriptions and redemptions for the period were $241,609 and $3,601,250, respectively. Total Class 2 subscriptions and redemptions for the period were $3,924,703 and $645,622, respectively. Total Class 3 subscriptions and redemptions for the period were $3,419,573 and $348,905, respectively. Ending capital at March 31, 2016 was $8,880,778 for Class 1, $38,857,273 for Class 2 and $12,500,794 for Class 3. Ending capital at December 31, 2015 was $11,814,234 for Class 1, $34,633,100 for Class 2 and $9,267,632 for Class 3.

The Equinox Frontier Diversified Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Two of the six sectors traded in the Equinox Frontier Diversified Fund was profitable in Q1 2016 and YTD. Energies and Interest Rates were profitable while and Metals, Currencies, Agriculturals, and Stock Indices finished negative for the quarter.

In terms of major CTA performance Crabel, Emil Van Essen, QIM and Quest Partners finished positive for the quarter and YTD.

2015

The Equinox Frontier Diversified Fund—Class 1 NAV gained 16.42% and lost 4.97%, respectively, for the three months ended March 31, 2015 and 2014, net of fees and expenses; the Equinox Frontier Diversified Fund—Class 2 NAV gained 16.92% and lost 4.56%, respectively for the three months ended March 31, 2015 and 2014, net of fees and expenses; the Equinox Frontier Diversified Fund—Class 3 NAV gained 16.99% and lost 1.53%, respectively for the three months ended March 31, 2015 and 2014. The inception date of the Equinox Frontier Diversified Fund Class 3 was February 24, 2014.

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

Equinox Frontier Masters Fund

2016

The Equinox Frontier Masters Fund—Class 1 NAV gained 5.44% and 10.09% for the three months ended March 31, 2016 and 2015 net of fees and expenses; the Equinox Frontier Masters Fund —Class 2 NAV gained 5.90% and 10.57% for the three months ended March 31, 2016 and 2015, net of fees and expenses; the Equinox Frontier Masters Fund—Class 3 NAV gained 5.97% and 10.64% for the three months ended March 31, 2016 and 2015, net of fees and expenses.

For the three months ended March 31, 2016, the Equinox Frontier Masters Fund recorded net gain on investments of $1,866,339, net investment income of $57,379, and total expenses of $573,342, resulting in a net increase in Owners’ capital from operations of $1,350,376. For the three months ended March 31, 2015, the Equinox Frontier Masters Fund recorded net gain on investments of $3,440,003, net investment income of $71,164, and total expenses of $932,773, resulting in a net increase in Owners’ capital from operations of $2,578,394.

The NAV per Unit, Class 1, increased from $112.87 at December 31, 2015 to $119.01 as of March 31, 2016. The NAV per Unit, Class 2, increased from $126.60 at December 31, 20145 to $134.07 as of March 31, 2016. The NAV per Unit, Class 3, increased from $117.57 at December 31, 2015 to $124.59 as of March 31, 2016. Total Class 1 subscriptions and redemptions for the period were $53,938 and $1,430,661, respectively. Total Class 2 subscriptions and redemptions for the period were $50,000 and $812,685, respectively. Total Class 3 subscriptions and redemptions for the period were $1,045,040 and $1,213,531, respectively. Ending capital at March 31, 2016 was $7,355,368 for Class 1, $7,613,340 for Class 2 and $6,872,068 for Class 3. Ending capital at December 31, 2015 was $8,323,800 for Class 1, $7,893,358 for Class 2 and $6,611,141 for Class 3.

The Equinox Frontier Masters Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Three of the six sectors traded in Equinox Frontier Masters Fund were profitable in Q1 2016 and YTD. Energies, Interest Rates, Agriculturals and hybrids were positive while Metals, Currencies, and Stock Indices were negative for the quarter and YTD.

In terms of major CTA performance, all of the major CTAs in the Equinox Frontier Masters Fund were profitable for the quarter except Chesapeake.

2015

The Equinox Frontier Masters Fund—Class 1 NAV gained 10.09% and lost 4.93% for the three months ended March 31, 2015 and 2014 net of fees and expenses; the Equinox Frontier Masters Fund—Class 2 NAV gained 10.57% and lost 4.52% for the three months ended March 31, 2015 and 2014, net of fees and expenses; the Equinox Frontier Masters Fund—Class 3 NAV gained 10.64% and lost 4.47% for the three months ended March 31, 2015 and 2014, net of fees and expenses.

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

Equinox Frontier Long/Short Commodity Fund

2016

The Equinox Frontier Long/Short Commodity Fund—Class 2 NAV lost 1.97% and gained 20.17% for the three months ended March 31, 2016 and 2015, respectively, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund—Class 3 NAV lost 1.98% and gained 20.04% for the three months ended March 31, 2016 and 2015, respectively, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund—Class 1a NAV lost 2.33% and 19.36% for the three months ended March 31, 2016 and 2015, respectively, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund—Class 2a NAV lost 1.91% and gained 19.88% for the three months ended March 31, 2016 and 2015, respectively, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund Class 3a NAV lost 1.84% and gained 19.97%for the three months ended March 31, 2016 and 2015, respectively, net of fees and expenses.

For the three months ended March 31, 2016, the Equinox Frontier Long/Short Commodity Fund recorded net gain on investments of $80,555, net investment income of $22,970, and total expenses of $343,797, resulting in a net decrease in Owners’ capital from operations of $240,272. For the three months ended March 31, 2015, the Equinox Frontier Long/Short Commodity Fund recorded net gain on investments of $2,732,204, net investment income of $47,058, and total expenses of $463,081, resulting in a net increase in Owners’ capital from operations of $2,316,181. The NAV per Unit, Class 2, decreased from $132.10 at December 31, 2015 to $129.50 as of March 31, 2016. The NAV per Unit, Class 3, decreased from $132.14 at December 31, 2015 to $129.53 as of March 31, 2016. The NAV per Unit, Class 1a, decreased from $94.76 at December 31, 2015 to $92.55 as of March 31, 2016. The NAV per Unit, Class 2a, decreased from $106.19 at December 31, 2015 to $104.16 as of March 31, 2016. The NAV per Unit, Class 3a, decreased from $106.86 at December 31, 2015 to $104.89 as of March 31, 2016. Total Class 2 redemptions for the period were $56,113. Total Class 3 redemptions for the period were $300,584. Total Class 1a redemptions were $ $206,317. Class 2a redemptions for the period were $121,492. Class 3a subscriptions and redemptions for the period were $25,206 and $49,302, respectively. Ending capital at March 31, 2016 was $918,023 for Class 2, $5,506,136 for Class 3, $3,763,513 for Class 1a, $1,143,227 for Class 2a and $813,078 for Class 3a. Ending capital at December 31, 2015 was $993,600 for Class 2, $5,906,669 for Class 3, $4,053,754 for Class 1a, $1,287,665 for Class 2a and $851,163 for Class 3a.

The Equinox Frontier Long/Short Commodity Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Four of the seven sectors traded in the Equinox Frontier Long/Short Commodity Fund were profitable in Q1 2016. Energies, Precious Metals, Softs and meats finished positive for the quarter while Base Metals, Grains, and Financials finished negative for the quarter.

In terms of major CTA performance, one out of the five major CTAs in the Equinox Frontier Long/Short Commodity Fund were profitable in Q1 2015. Emil Van Essen was positive for the quarter and while Chesapeake, JE Moody, Red Oak and Rosetta finished negative for the quarter.

2015

The Equinox Frontier Long/Short Commodity Fund—Class 2 NAV gained 20.17% and lost 11.00% for the three months ended March 31, 2015 and 2014, respectively, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund—Class 3 NAV gained 20.04% and lost 11.01%for the three months ended March 31, 2015 and 2014, respectively, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund—Class 1a NAV gained 19.36% and lost 11.12%, for the three months ended March 31, 2015 and 2014, respectively, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund—Class 2a NAV gained 19.88% and lost 10.74%, for the three months ended March 31, 2015 and 2014, respectively, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund Class 3a NAV gained 19.97% and lost 10.68% for the three months ended March 31, 2015 and 2014, respectively, net of fees and expenses.

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

Equinox Frontier Balanced Fund

2016

The Equinox Frontier Balanced Fund—Class 1 NAV gained 3.24% and 13.12%, respectively, for the three months ended March 31, 2016 and 2015, net of fees and expenses; the Equinox Frontier Balanced Fund—Class 2 NAV gained 4.02% and 13.96%, respectively, for the three months ended March 31, 2016 and 2015, net of fees and expenses; the Equinox Frontier Balanced Fund—Class 2a NAV gained 4.27% and 14.21%, respectively, for the three months ended March 31, 2016 and 2015, net of fees and expenses; the Equinox Frontier Balanced Fund—Class 3a NAV gained 4.27% and 14.21%, respectively, for the three months ended March 31, 2016 and 2015, net of fees and expenses; the Equinox Frontier Balanced Fund—Class 1AP NAV gained 4.03% and 13.96% for the three months ended March 31, 2016 and 2015, respectively.

For the three months ended March 31, 2016, the Equinox Frontier Balanced Fund recorded net gain on investments of $5,049,993, net investment income of $7,337, and total expenses of $1,826,503, resulting in a net increase in Owners’ capital from operations of $3,122,472, after non-controlling interests of $108,355. For the three months ended March 31, 2015, the Equinox Frontier Balanced Fund recorded net gain on investments of $16,254,937, net investment income of $7,190, and total expenses of $2,504,697, resulting in a net increase in Owners’ capital from operations of $12,927,288, after non-controlling interests of $830,142. The NAV per Unit, Class 1, increased from $131.54 at December 31, 2014 to $148.80 as of March 31, 2015. The NAV per Unit, Class 1AP, increased from $133.59 at December 31, 2015 to $138.97 as of March 31, 2016. The NAV per Unit, Class 2, increased from $179.69 at December 31, 2015 to $186.92 as of March 31, 2016. The NAV per Unit, Class 2a, increased from $154.88 at December 31, 2015 to $161.49 as of March 31, 2016. The NAV per Unit, Class 3a, increased from $154.37 at December 31, 2015 to $160.96 as of March 31, 2016. Total Class 1 subscriptions and redemptions for the period were $48,635 and $1,432,500, respectively. Total Class 1AP redemptions for the period were $49,264. Total Class 2 subscriptions and redemptions for the period were $4,757 and $8,788, respectively. Total Class 3a redemptions for the period were $4,606. Ending capital at March 31, 2016 was $63,232,992 for Class 1, $694,223 for Class 1AP, $23,617,131 for Class 2, $571,441 for Class 2a, and $2,534,902 for Class 3a. Ending capital at December 31, 2015 was $62,563,337 for Class 1, $714,747 for Class 1AP, $22,708,408 for Class 2, $548,070 for Class 2a and $2,435,421 for Class 3a.

The Equinox Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Five of the six sectors traded in the Equinox Frontier Balanced Fund were profitable in Q1 2016. Currencies, Energies, Agriculturals, Interest Rate and Stock Indies sectors were profitable while Metals finished negative for the quarter and YTD.

In terms of major CTA performance, ten of the twelve major CTAs in the Equinox Frontier Balanced Fund were profitable in Q1 2016. Beach Horizon, Brandywine, Cantab, Crabel, Doherty, Emil Van Essen, Fort (GC), QIM, Quantica, and Winton were positive for the quarter. H20 AM and Quantmetrics finished negative for the quarter.

2015

The Equinox Frontier Balanced Fund—Class 1 NAV gained 13.12% and lost 4.05%, respectively, for the three months ended March 31, 2015 and 2014, net of fees and expenses; the Equinox Frontier Balanced Fund—Class 2 NAV gained 13.96% and lost 3.33%, respectively, for the three months ended March 31, 2015 and 2014, net of fees and expenses; the Equinox Frontier Balanced Fund—Class 2a NAV gained 14.21% and lost 3.06%, respectively, for the three months ended March 31, 2015 and 2014, net of fees and expenses; the Equinox Frontier Balanced Fund—Class 3a NAV gained 14.21% and lost 3.05%, respectively, for the three months ended March 31, 2015 and 2014, net of fees and expenses; the Equinox Frontier Balanced Fund—Class 1AP NAV gained 13.96% for the three months ended March 31, 2015.

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

Equinox Frontier Select Fund

2016

The Equinox Frontier Select Fund—Class 1 NAV gained 10.02% and 11.03% , respectively, for the three months ended March 31, 2016 and 2015, net of fees and expenses; the Equinox Frontier Select Fund—Class 2 NAV gained 10.85% and 11.87%, respectively for the three months ended March 31, 2016 and 2015, net of fees and expenses; the Equinox Frontier Select Fund—Class 1AP NAV gained 10.84% and 11.87% for the three months ended March 31, 2016 and 2015, respectively.

For the three months ended March 31, 2016, the Equinox Frontier Select Fund recorded net gain on investments of $2,458,845, net investment income of $0, and total expenses of $214,431, resulting in a net increase in Owners’ capital from operations of $1,325,471, after non-controlling interests of $918,943 For the three months ended March 31, 2015, the Equinox Frontier Select Fund recorded net gain on investments of $2,741,233, net investment income of $0, and total expenses of $375,837, resulting in a net increase in Owners’ capital from operations of $1,683,063, after non-controlling interests of $682,333. The NAV per Unit, Class 1, increased from 90.35 at December 31, 2015 to $99.40 as of March 31, 2016. The NAV per Unit, Class 1AP, increased from $94.28 at December 31, 2015 to $104.50 as of March 31, 2015. The NAV per Unit, Class 2, increased from $125.11 at December 31, 2015 to $138.68 as of March 31, 2016. Total Class 1 subscriptions and redemptions for the period were $4,233 and $361,720, respectively. Total Class 1AP subscriptions for the period were $0. Total Class 2 redemptions for the period were $0. Ending capital at March 31, 2016 was $12,528,315 for Class 1, $52,500 for Class 1AP and $1,483,224 for Class 2. Ending capital at December 31, 2015 was $11,710,517 for Class 1, $47,365 for Class 1AP and $1,338,173 for Class 2.

The Equinox Frontier Select Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Four of the seven sectors traded in the Equinox Frontier Select Fund were profitable in Q1 2016. Currencies, Energies, Interest Rates and Hybrids were positive while Metals, Agriculturals and Stock Indices were negative for the quarter .

In terms of major CTA performance, Brevan Howard and Tiverton finished positive for the quarter.

2015

The Equinox Frontier Select Fund—Class 1 NAV gained 11.03% and lost 6.07%, respectively, for the three months ended March 31, 2015 and 2014, net of fees and expenses; the Equinox Frontier Select Fund—Class 2 NAV gained 11.87% and lost 5.37%, respectively for the three months ended March 31, 2015 and 2014, net of fees and expenses; the Equinox Frontier Select Fund—Class 1AP NAV gained 11.87% for the three months ended March 31, 2015.

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

Equinox Frontier Winton Fund

2016

The Equinox Frontier Winton Fund—Class 1 NAV gained 3.05% and 9.07%, respectively, for the three months ended March 31, 2016 and 2015, net of fees and expenses; the Equinox Frontier Winton Fund—Class 2 NAV gained 3.82% and 9.87%, respectively, for the three months ended March 31, 2016 and 2015, net of fees and expenses; the Equinox Frontier Winton Fund—Class 1AP NAV gained 3.82% and 9.87% for the three months ended March 31, 2016 and 2015, respectively.

For the three months ended March 31, 2016, the Equinox Frontier Winton Fund recorded net gain on investments of $3,032,321, net investment income of $176, and total expenses of $623,066, resulting in a net increase in Owners’ capital from operations of $1,166,285 after non-controlling interests of $1,243,146. For the three months ended March 31, 2015, the Equinox Frontier Winton Fund recorded net gain on investments of $4,997,118, net investment income of $0, and total expenses of $1,320,827, resulting in a net increase in Owners’ capital from operations of $3,676,291. The NAV per Unit, Class 1, increased from $164.17 at December 31, 2015 to $169.18 as of March 31, 2016. The NAV per Unit, Class 1AP increased from $171.31 at December 31, 2015 to $177.86 as of March 31, 2016. Class 2, increased from $217.51 at December 31, 2015 to $225.82 as of March 31, 2016. Total Class 1 subscriptions and redemptions for the period were $41,296 and $170,765, respectively. There were no subscriptions or redemptions for Class 1AP. Total Class 2 redemptions for the period were 72,363. Ending capital at March 31, 2016 was $23,601,195 for Class 1, $37,974 for Class 1AP, and $12,266,827 for Class 2. Ending capital at December 31, 2015 was $23,022,800 for Class 1, $36,576 for Class 1AP and $11,882,167 for Class 2.

The Equinox Frontier Winton Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Three of the six sectors traded in the Equinox Frontier Winton Fund were profitable in Q1 2016. Energies, Agriculturals and Interest Rates positive while Metals, Currencies, and Stock Indices were negative for the quarter and YTD.

2015

The Equinox Frontier Winton Fund—Class 1 NAV gained 9.07% and lost 1.91%, respectively, for the three months ended March 31, 2015 and 2014, net of fees and expenses; the Equinox Frontier Winton Fund—Class 2 NAV gained 9.87% and lost 1.18%, respectively, for the three months ended March 31, 2015 and 2014, net of fees and expenses; the Equinox Frontier Winton Fund—Class 1AP NAV gained 9.87% for the three months ended March 31, 2015.

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

Equinox Frontier Heritage Fund

2016

The Equinox Frontier Heritage Fund—Class 1 NAV gained 5.22% and 13.50%, respectively, for the three months ended March 31, 2016 and 2015 net of fees and expenses; the Equinox Frontier Heritage Fund—Class 2 NAV gained 6.01% and 14.35%, respectively for the three months ended March 31, 2016 and 2015, net of fees and expenses; the Equinox Frontier Heritage Fund—Class 1AP NAV gained 6.02% and 14.35% for the three months ended March 31, 2016 and 2015, respectively.

For the three months ended March 31, 2016, the Equinox Frontier Heritage Fund recorded net gain on investments of $1,237,263, net investment income of $0, and total expenses of $162,476, resulting in a net increase in Owners’ capital from operations of $631,785, after non-controlling interests of $443,002. For the three months ended March 31, 2015, the Equinox Frontier Heritage Fund recorded net gain on investments of $3,048,084, net investment income of $0, and total expenses of $313,282, resulting in a net increase in Owners’ capital from operations of $1,767,687, after non-controlling interests of $967,115. The NAV per Unit, Class 1, increased from $124.24 at December 31, 2015 to $130.76 as of March 31, 2016. The NAV per Unit, Class 1AP, increased from $129.67 at December 31, 2015 to $137.47 as of March 31, 2016. The NAV per Unit, Class 2, increased from $173.54 at December 31, 2015 to $183.97 as of March 31, 2016. Total Class 1 subscriptions and redemptions for the period were $10,011 and $217,867, respectively. Total Class 1AP redemptions were $15,210. There were no Class 2 subscriptions or redemptions for the period. Ending capital at March 31, 2016 was $8,877,549 for Class 1, $46,832 for Class 1AP and $3,024,940 for Class 2. Ending capital at December 31, 2015 was $8,628,726 for Class 1, $58,523 for Class 1AP and $2,853,353 for Class 2.

The Equinox Frontier Heritage Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Three of the six sectors traded in the Equinox Frontier Heritage Fund were profitable in Q1 2016. Currencies, Energies, and Interest Rates were positive while Metals, Agriculturals and Stock Indices were negative for the quarter.

In terms of major CTA performance, both Brevan Howard and Winton finished positive for the quarter.

2015

The Equinox Frontier Heritage Fund—Class 1 NAV gained 13.50% and lost 6.51%, respectively, for the three months ended March 31, 2015 and 2014 net of fees and expenses; the Equinox Frontier Heritage Fund—Class 2 NAV gained 14.35% and lost 5.81%, respectively for the three months ended March 31, 2015 and 2014, net of fees and expenses; the Equinox Frontier Heritage Fund—Class 1AP NAV gained 14.35% for the three months ended March 31, 2015.

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

Value at Risk by Market Sectors

The following tables present the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of March 31, 2016 and December 31, 2015. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Equinox Frontier Diversified Fund

	March 31, 2016		December 31, 2015
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
MARKET SECTOR
Interest Rates	$1,319,509	2.19%	$1,482,594	2.66%
Currencies	1,645,833	2.73%	1,825,578	3.28%
Stock Indices	2,007,941	3.33%	2,256,114	4.05%
Metals	258,274	0.43%	290,196	0.52%
Agriculturals/Softs	1,094,936	1.82%	1,230,266	2.21%
Energy	1,387,419	2.30%	1,558,897	2.80%

Total:	$7,713,912	12.81%	$8,643,645	15.51%

Equinox Frontier Long/Short Commodity Fund

	March 31, 2016		December 31, 2015
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
MARKET SECTOR
Interest Rates	$274,900	2.26%	$308,877	2.36%
Currencies	528,051	4.35%	593,315	4.53%
Stock Indices	157,112	1.29%	176,530	1.35%
Metals	24,485	0.20%	27,511	0.21%
Agriculturals/Softs	306,140	2.52%	343,977	2.63%
Energy	1,598,145	13.16%	1,795,669	13.71%

Total:	$2,888,833	23.79%	$3,245,879	30.56%

Equinox Frontier Masters Fund

	March 31, 2016		December 31, 2015
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
MARKET SECTOR
Interest Rates	$663,336	3.04%	$745,322	3.26%
Currencies	1,020,090	4.67%	1,116,000	4.89%
Stock Indices	1,028,493	4.71%	1,155,610	5.06%
Metals	107,419	0.49%	120,696	0.53%
Agriculturals/Softs	517,355	2.37%	581,297	2.55%
Energy	737,434	3.38%	828,577	3.63%

Total:	$4,074,127	18.65%	$4,547,502	9.62%

Equinox Frontier Balanced Fund:

	March 31, 2016		December 31, 2015
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
MARKET SECTOR
Interest Rates	$2,465,405	2.68%	$2,770,118	3.07%
Currencies	2,512,426	2.73%	2,793,664	3.10%
Stock Indices	2,760,428	3.00%	3,101,604	3.44%
Metals	402,629	0.44%	452,392	0.50%
Agriculturals/Softs	2,085,490	2.27%	2,343,248	2.60%
Energy	2,198,731	2.39%	2,470,484	2.74%

Total:	$12,425,109	13.50%	$13,931,510	15.46%

Equinox Frontier Select Fund:

	March 31, 2016		December 31, 2015
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
MARKET SECTOR
Interest Rates	$446,048	2.02%	$501,177	2.52%
Currencies	625,525	2.83%	667,887	3.35%
Stock Indices	844,957	3.83%	949,390	4.77%
Metals	53,695	0.24%	60,331	0.30%
Agriculturals/Softs	291,024	1.32%	326,993	1.64%
Energy	102,601	0.46%	115,282	0.58%

Total:	$2,363,850	10.71%	$2,621,060	13.16%

Equinox Frontier Winton Fund:

	March 31, 2016		December 31, 2015
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
MARKET SECTOR
Interest Rates	$697,380	1.58%	$783,573	1.90%
Currencies	1,529,598	3.45%	1,718,649	4.16%
Stock Indices	628,779	1.42%	706,493	1.71%
Metals	243,780	0.55%	273,910	0.66%
Agriculturals/Softs	615,180	1.39%	691,213	1.67%
Energy	309,658	0.70%	347,931	0.84%

Total:	$4,024,375	9.09%	$4,521,769	10.95%

Equinox Frontier Heritage Fund:

	March 31, 2016		December 31, 2015
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
MARKET SECTOR
Interest Rates	$161,710	1.00%	$181,696	1.17%
Currencies	305,439	1.88%	343,190	2.22%
Stock Indices	119,229	0.73%	133,965	0.87%
Metals	46,424	0.29%	52,162	0.34%
Agriculturals/Softs	118,101	0.73%	132,697	0.86%
Energy	56,366	0.35%	63,333	0.41%

Total:	$807,269	4.97%	$907,043	5.86%

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of March 31, 2016, by market sector.

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

Cyber Risks and Security

The Trust’s business requires it to use and store investor, employee and business partner personally identifiable information (“PII”). This may include, among other information, names, addresses, phone numbers, email addresses, contact preferences, tax identification numbers and payment account information.

The Trust requires user names and passwords in order to access its information technology systems. The Trust also uses encryption and authentication technologies designed to secure the transmission and storage of data and prevent access to Trust data or accounts. These security measures are subject to third-party security breaches, employee error, malfeasance, faulty password management, or other irregularities. To help protect investors and the Trust, the Trust monitors accounts and systems for unusual activity and may freeze accounts under suspicious circumstances.

The Trust devotes significant resources to network security, data encryption and other security measures to protect its systems and data, but these security measures cannot provide absolute security. To the extent the Trust was to experience a breach of its systems and was unable to protect sensitive data, such a breach could materially damage business partner and investor relationships. Moreover, if a computer security breach affects the Trust’s systems or results in the unauthorized release of PII, the Trust’s reputation and brand could be materially damaged and the Trust could be exposed to a risk of loss or litigation and possible liability. While the Trust maintains insurance coverage that, subject to policy terms and conditions and subject to a significant self-insured retention, is designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in the continually evolving area of cyber risk.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chief Executive Officer and Principal Financial Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), for the Trust and each Series as of March 31, 2016 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon their evaluation, the Chief Executive Officer and Principal Financial Officer of the Managing Owner concluded that, as of the Evaluation Date, the disclosure controls and procedures for the Trust and each Series were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust and each Series required to be included in the Trust’s periodic SEC filings.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting for the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

On May 12, 2016, however, the Managing Owner reached an agreement in principle with the SEC providing for the entry into a consent order to settle allegations related to certain disclosures concerning the valuation of certain options invested in by certain of the Series, as well as the Managing Owner’s calculation and disclosure of management fees paid by investors in certain of the Series. Under the terms of the consent order, the Managing Owner neither admits nor denies the negligence-based allegations made by the SEC and will make a monetary payment.

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

The section entitled “Risk Factors” beginning on page 19 of the Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-185695) is incorporated by reference into this section.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding the sale of unregistered Units by the Registrant for the three months ended March 31, 2016. The number of Units listed below for each transaction is the aggregate number of Units in the particular Series of the Trust purchased in such transaction. The consideration listed below for each transaction is, except as otherwise noted, the aggregate amount of cash paid for the Units purchased. For each transaction reported below, the price per Unit was NAV per Unit at the time of the transaction and the Managing Owner of the Trust was the purchaser of the Units. No underwriting discount or sales commission was paid or received with respect to any of the transactions reported below. The Registrant claims an exemption from registration of each of the transactions listed below under Section 4(a)(2) of the Securities Act, as a sale by an issuer not involving a public offering.

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

Equinox Frontier Funds
(Registrant)

Date: May 12, 2016	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	By:	/S/ VANCE SANDERS
Vance Sanders
Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Balanced Fund,
a Series of Equinox Frontier Funds
(Registrant)

Date: May 12, 2016	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	By:	/S/ VANCE SANDERS
Vance Sanders
Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Heritage Fund,
a Series of Equinox Frontier Funds
(Registrant)

Date: May 12, 2016	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	By:	/S/ VANCE SANDERS
Vance Sanders
Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Winton Fund,
a Series of Equinox Frontier Funds
(Registrant)

Date: May 12, 2016	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	By:	/S/ VANCE SANDERS
Vance Sanders
Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Select Fund,
a Series of Equinox Frontier Funds (Registrant)

Date: May 12, 2016	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	By:	/S/ VANCE SANDERS
Vance Sanders
Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Long/Short Commodity Fund, a Series of Equinox Frontier Funds (Registrant)

Date: May 12, 2016	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	By:	/S/ VANCE SANDERS
Vance Sanders
Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Diversified Fund,
a Series of Equinox Frontier Funds
(Registrant)

Date: May 12, 2016	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	By:	/S/ VANCE SANDERS
Vance Sanders
Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Masters Fund,
a Series of Equinox Frontier Funds
(Registrant)

Date: May 12, 2016	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	By:	/S/ VANCE SANDERS
Vance Sanders
Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds