Form 10-Q
period 2016-06-30
Equinox Frontier Funds; Equinox Frontier Winton Fund; Equinox Frontier Masters Fund; Equinox Frontier Heritage Fund; Equinox Frontier Balanced Fund; Equinox Frontier Select Fund; Equinox Frontier Diversified Fund; Equinox Frontier Long/Short Commodity Fund
filed 2016-08-22
CIK 1261379, 1389124, 1450722, 1389123, 1389122, 1389125, 1450720, 1389128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51274

EQUINOX FRONTIER FUNDS

EQUINOX FRONTIER DIVERSIFIED FUND;

EQUINOX FRONTIER MASTERS FUND;

EQUINOX FRONTIER LONG/SHORT COMMODITY FUND;

EQUINOX FRONTIER BALANCED FUND;

EQUINOX FRONTIER SELECT FUND;

EQUINOX FRONTIER WINTON FUND;

EQUINOX FRONTIER HERITAGE FUND

(Exact Name of Registrant as specified in its Charter)

Delaware	36-6815533
(State of Organization)	(IRS Employer Identification No.)

c/o Equinox Fund Management, LLC

1775 Sherman Street, Suite 2010

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

Equinox Frontier Balanced Fund Class 1, Class 1AP, Class 2, Class 2a and Class 3a Units;

Equinox Frontier Select Fund Class 1, Class 1AP and Class 2 Units;

Equinox Frontier Winton Fund Class 1, Class 1AP and Class 2 Units;

Equinox Frontier Heritage Fund Class 1, Class 1AP and Class 2 Units

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF JUNE 30, 2016, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

The Series of Equinox Frontier Funds

Statements of Financial Condition

June 30, 2016 (Unaudited) and December 31, 2015

	Equinox Frontier		Equinox Frontier		Equinox Frontier
	Diversified Fund		Masters Fund		Long/Short Commodity Fund
	6/30/2016	12/31/2015	6/30/2016	12/31/2015	6/30/2016	12/31/2015

ASSETS

Cash and cash equivalents	$17,905,733	$3,283,973	$525,847	$1,421,994	$7,180,222	$570,169
U.S. Treasury securities, at fair value	7,189,274	27,604,916	6,346,891	11,953,206	—	4,792,817
Open trade equity, at fair value	1,748,317	—	—	—	150,135	—
Swap contracts, at fair value	6,932,856	8,685,849	—	—	4,144,523	4,332,428
Investments in private investment companies, at fair value	19,119,861	—	6,283,256	—	3,344,947	—
Investments in unconsolidated trading companies, at fair value	11,844,767	16,094,207	7,022,692	9,409,930	1,192,045	3,414,663
Prepaid service fees - Class 1	7,117	16,160	2,396	7,355	112	736
Interest receivable	120,171	479,142	106,091	207,473	—	83,190
Receivable from related parties	—	—	2,032	1,670	1,311	1,606
Other assets	138,450	—	—	—	—	—

Total Assets	$65,006,546	$56,164,247	$20,289,205	$23,001,628	$16,013,295	$13,195,609

LIABILITIES & CAPITAL

LIABILITIES
Options written, at fair value	$—	$—	$—	$—	$97,890	$—
Due to Broker	—	—	—	—	1,401,915	—
Interest payable	—	—	—	—	21,641	—
Pending owner additions	1,462	1,524	1,234	1,290	—	—
Owner redemptions payable	99,431	9,030	15,411	9,558	58,986	796
Incentive fees payable to Managing Owner	315,027	204,914	15,801	42,251	—	28,408
Management fees payable to Managing Owner	73,577	81,940	30,523	54,674	51,716	48,210
Interest payable to Managing Owner	—	11,661	—	4,957	—	1,368
Service fees payable to Managing Owner	9,432	17,020	8,962	12,098	5,984	6,841
Trading fees payable to Managing Owner	116,547	121,065	38,446	48,501	14,094	17,129
Payables to related parties	399	2,126	—	—	—	—
Other liabilities	8,932	1	1,393	—	8,912	6

Total Liabilities	624,807	449,281	111,770	173,329	1,661,138	102,758

CAPITAL
Managing Owner - Class 2	661,242	2,616,258	354,546	712,391	302,291	407,255
Managing Owner - Class 2a	—	—	—	—	233,905	235,971
Managing Owner - Class 3	34,026	32,964	34,675	32,332	—	—
Managing Owner - Class 3a	—	—	—	—	11,554	11,690
Limited Owner - Class 1	7,106,344	11,814,234	6,572,666	8,323,800	—	—
Limited Owner - Class 1a	—	—	—	—	3,169,800	4,053,754
Limited Owner - Class 2	35,792,242	32,016,842	6,093,176	7,180,967	515,693	586,345
Limited Owner - Class 2a	—	—	—	—	884,708	1,051,694
Limited Owner - Class 3	13,481,155	9,234,668	7,122,372	6,578,809	4,971,493	5,906,669
Limited Owner - Class 3a	—	—	—	—	827,333	839,473

Total Owners’ Capital	57,075,009	55,714,966	20,177,435	22,828,299	10,916,777	13,092,851

Non-Controlling Interests	7,306,730	—	—	—	3,435,380	—

Total Capital	64,381,739	55,714,966	20,177,435	22,828,299	14,352,157	13,092,851

Total Liabilities and Capital	$65,006,546	$56,164,247	$20,289,205	$23,001,628	$16,013,295	$13,195,609

Units Outstanding
Class 1	60,191	102,269	54,842	73,747	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	34,101	42,778
Class 2	293,031	267,240	47,547	62,347	6,266	7,522
Class 2a	N/A	N/A	N/A	N/A	10,627	12,127
Class 3	109,506	77,316	56,762	56,230	38,110	44,702
Class 3a	N/A	N/A	N/A	N/A	7,943	7,965

Net Asset Value per Unit
Class 1	$118.06	$115.52	$119.85	$112.87	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	$92.95	$94.76
Class 2	$133.61	$129.60	$135.61	$126.60	$130.55	$132.10
Class 2a	N/A	N/A	N/A	N/A	$105.26	$106.19
Class 3	$123.73	$119.87	$126.09	$117.57	$130.45	$132.14
Class 3a	N/A	N/A	N/A	N/A	$105.62	$106.86

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Financial Condition

June 30, 2016 (Unaudited) and December 31, 2015

	Equinox Frontier Balanced Fund		Equinox Frontier Select Fund
	6/30/2016	12/31/2015	6/30/2016	12/31/2015
ASSETS

Cash and cash equivalents	$36,784,574	$4,895,183	$308,467	$220,371
U.S. Treasury securities, at fair value	24,786,908	41,148,676	3,723,152	1,852,429
Receivable from futures commission merchants	5,344,722	7,517,903	6,413,254	13,281,151
Open trade equity, at fair value	76,836	11,530	2,056,702	462,339
Swap contracts, at fair value	16,013,588	19,157,520	—	—
Investments in private investment companies, at fair value	8,221,307	—	—	—
Investments in unconsolidated trading companies, at fair value	11,878,926	17,623,968	4,863,791	4,147,840
Interest receivable	414,323	714,434	62,758	32,153
Other assets	7	12	—	3

Total Assets	$103,521,191	$91,069,226	$17,428,124	$19,996,286

LIABILITIES & CAPITAL

LIABILITIES
Pending owner additions	$14,004	$15,538	$1,220	$1,335
Owner redemptions payable	15,987	440,090	3,000	16,670
Incentive fees payable to Managing Owner	379,347	106,563	15,881	—
Management fees payable to Managing Owner	67,513	80,574	21,562	22,884
Interest payable to Managing Owner	55,913	77,642	134	3,549
Service fees payable to Managing Owner	133,682	145,576	26,178	29,092
Trading fees payable to Managing Owner	52,702	57,450	7,735	8,515
Payables to related parties	18,275	24,069	1,824	1,495
Other liabilities	6,201	—	1	156

Total Liabilities	743,624	947,502	77,535	83,696

CAPITAL
Managing Owner - Class 2	978,811	1,429,544	9,715	8,814
Managing Owner - Class 2a	199,138	191,645	—	—
Limited Owner - Class 1	60,537,952	62,563,337	11,916,881	11,710,517
Limited Owner - Class 1AP	690,521	714,747	52,211	47,365
Limited Owner - Class 2	20,946,583	21,278,864	1,464,203	1,329,359
Limited Owner - Class 2a	370,360	356,425	—	—
Limited Owner - Class 3a	2,477,116	2,435,421	—	—

Total Owners’ Capital	86,200,481	88,969,983	13,443,010	13,096,055

Non-Controlling Interests	16,577,086	1,151,741	3,907,579	6,816,535

Total Capital	102,777,567	90,121,724	17,350,589	19,912,590

Total Liabilities and Capital	$103,521,191	$91,069,226	$17,428,124	$19,996,286

Units Outstanding
Class 1	463,887	488,680	121,452	129,612
Class 1AP	4,996	5,351	503	503
Class 2	117,929	126,375	10,688	10,696
Class 2a	3,539	3,539	N/A	N/A
Class 3a	15,443	15,776	N/A	N/A

Net Asset Value per Unit
Class 1	$130.50	$128.03	$98.12	$90.35
Class 1AP	$138.23	$133.59	$103.93	$94.28
Class 2	$185.92	$179.69	$137.92	$125.11
Class 2a	$160.94	$154.88	N/A	N/A
Class 3a	$160.41	$154.37	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Financial Condition

June 30, 2016 (Unaudited) and December 31, 2015

	Equinox Frontier Winton Fund		Equinox Frontier Heritage Fund
	6/30/2016	12/31/2015	6/30/2016	12/31/2015
ASSETS

Cash and cash equivalents	$1,838,585	$2,928,616	$371,665	$655,319
U.S. Treasury securities, at fair value	22,191,484	24,617,817	4,528,193	5,508,577
Receivable from futures commission merchants	17,604,279	12,744,570	—	—
Open trade equity, at fair value	5,208,627	599,579	—	—
Investments in unconsolidated trading companies, at fair value	—	297,554	2,372,145	1,405,586
Swap contracts, at fair value	—	—	8,632,303	7,960,268
Interest receivable	372,822	427,511	75,691	95,612
Other assets	—	2	—	2

Total Assets	$47,215,797	$41,615,649	$15,979,997	$15,625,364

LIABILITIES & CAPITAL

LIABILITIES
Pending owner additions	$13,019	$13,524	$3,174	$3,251
Owner redemptions payable	—	51,671	—	84,355
Management fees payable to Managing Owner	86,354	93,171	19,781	21,490
Interest payable to Managing Owner	39,752	49,624	8,301	11,066
Service fees payable to Managing Owner	41,389	44,422	17,502	18,807
Trading fees payable to Managing Owner	21,289	22,405	6,995	7,457
Payables to related parties	184,276	31,638	5,013	4,416
Other liabilities	—	—	1	—

Total Liabilities	386,079	306,455	60,767	150,842

CAPITAL
Managing Owner - Class 2	47,684	44,962	78,782	74,329
Limited Owner - Class 1	23,499,889	23,022,800	8,702,101	8,628,726
Limited Owner - Class 1AP	38,790	36,576	46,823	58,523
Limited Owner - Class 2	12,482,816	11,837,205	2,907,959	2,779,024

Total Owners’ Capital	36,069,179	34,941,543	11,735,665	11,540,602

Non-Controlling Interests	10,760,539	6,367,651	4,183,565	3,933,920

Total Capital	46,829,718	41,309,194	15,919,230	15,474,522

Total Liabilities and Capital	$47,215,797	$41,615,649	$15,979,997	$15,625,364

Units Outstanding
Class 1	137,002	140,239	67,059	69,436
Class 1AP	214	214	341	452
Class 2	54,321	54,629	16,236	16,441

Net Asset Value per Unit
Class 1	$171.53	$164.17	$129.77	$124.27
Class 1AP	$181.68	$171.31	$137.45	$129.67
Class 2	$230.67	$217.51	$183.94	$173.54

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Consolidated Condensed Schedule of Investments (Unaudited)

June 30, 2016

		Equinox Frontier Equinox Frontier Diversified Fund		Equinox Frontier Masters Fund		Equinox Frontier Long/Short Commodities Fund
Description		Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS
	Various currency futures contracts (Europe)	$118,080	0.21%	$—	—	$—	—
	Various currency futures contracts (Canada)	16,417	0.03%	—	—	—	—
	Various currency futures contracts (Africa)	(1,364)	0.00%	—	—	—	—
	Various currency futures contracts (U.S.)	30,615	0.05%	—	—	(33,015)	-0.30%
	Various energy futures contracts (U.S.)	14,271	0.03%	—	—	(82,604)	-0.76%
	Various commodity futures contracts (Europe)	15,817	0.03%	—	—	—	—
	Various commodity futures contracts (U.S.)	(18,858)	-0.03%	—	—	(18,239)	-0.17%
	Various base metals futures contracts (U.S.)	102,131	0.18%	—	—	217,366	1.99%
	Various interest rates futures contracts (Oceanic)	69,402	0.12%	—	—	—	—
	Various interest rates futures contracts (Europe)	105,836	0.19%	—	—	—	—
	Various interest rates futures contracts (Canada)	48,668	0.09%	—	—	—	—
	Various interest rates futures contracts (Far East)	26,202	0.05%	—	—	—	—
	Various interest rates futures contracts (U.S.)	241,108	0.42%	—	—	1,000	0.01%
	Various stock index futures contracts (Europe)	3,270	0.01%	—	—	—	—
	Various stock index futures contracts (Far East)	11,930	0.02%	—	—	—	—
	Various stock index futures contracts (U.S.)	297,090	0.52%	—	—	—	—
	Total Long Futures Contracts	$1,080,617	1.89%	$—	—	$84,509	0.77%
SHORT FUTURES CONTRACTS
	Various currency futures contracts (Europe)	6,981	0.01%	—	—	—	—
	Various currency futures contracts (Far East)	406,616	0.71%	—	—	—	—
	Various currency futures contracts (Oceanic)	855	0.00%	—	—	—	—
	Various currency futures contracts (U.S.)	195,916	0.34%	—	—	89,404	0.82%
	Various energy futures contracts (U.S.)	41,060	0.07%	—	—	(18,550)	-0.17%
	Various commodity futures contracts (Europe)	81,324	0.14%	—	—	—	—
	Various commodity futures contracts (U.S.)	147,468	0.26%	—	—	668	0.01%
	Various base metals futures contracts (U.S.)	(167,619)	-0.29%	—	—	—	—
	Various interest rates futures contracts (Far East)	—	—	—	—	(10,272)	-0.09%
	Various stock index futures contracts (Oceanic)	(13,907)	-0.02%	—	—	—	—
	Various stock index futures contracts (Europe)	(35,837)	-0.06%	—	—	—	—
	Various stock index futures contracts (Canada)	(277)	0.00%	—	—	—	—
	Various stock index futures contracts (Far East)	(7,212)	-0.01%	—	—	—	—
	Various stock index futures contracts (Singapore)	(19,434)	-0.03%	—	—	—	—
	Various stock index futures contracts (Africa)	10,961	0.02%	—	—	—	—
	Various stock index futures contracts (U.S.)	20,805	0.04%	—	—	4,375	0.04%
	Total Short Futures Contracts	$667,700	1.17%	$—	—	$65,625	0.60%
	Total Open Trade Equity (Deficit)	$1,748,317	3.06%	$—	—	$150,135	1.38%
OPTIONS WRITTEN
	Various commodity futures contracts (U.S.)	$—	—	$—	—	$(97,890)	-0.90%
	Total Options Written	$—	—	$—	—	$(97,890)	-0.90%
SWAPS (1)
	Frontier XXXV Diversified select swap (U.S.)	$6,932,856	12.15%	—	—	$—	—
	Frontier XXXVII L/S select swap (U.S.)	—	—	—	—	4,144,523	37.96%
	Total Swaps	$6,932,856	12.15%	$—	—	$4,144,523	37.96%

PRIVATE INVESTMENT COMPANIES
	Galaxy Plus Fund - Chesapeake Feeder Fund (518)	$—	—	$4,098,267	20.31%	$1,925,833	17.64%
	Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	3,629,617	6.36%	2,184,989	10.83%	1,419,114	13.00%
	Galaxy Plus Fund - LRR Feeder Fund (522) LLC	927,749	1.63%	—	—	—	0.00%
	Galaxy Plus Fund - QIM Feeder Fund (526)	5,508,366	9.65%	—	—	—	—
	Galaxy Plus Fund - Quantmetrics Feeder Fund (527)	9,054,129	15.87%	—	—	—	—
	Total Funds	$19,119,861	33.50%	$6,283,256	31.14%	$3,344,947	30.64%

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
	Equinox Frontier Trading Company I, LLC	$6,127,807	10.74%	$563,904	2.79%	$259,424	2.38%
	Equinox Frontier Trading Company II, LLC	2,930,173	5.13%	1,713,491	8.49%	—	—
	Equinox Frontier Trading Company XV, LLC	—	—	3,907,579	19.37%	—	—
	Equinox Frontier Trading Company XXIII, LLC	2,013,957	3.53%	—	—	—	—
	Equinox Frontier Trading Company XXXVIII, LLC	772,829	1.35%	837,718	4.15%	932,621	8.56%
	Total Investment in Unconsolidated Trading Companies	$11,844,767	20.75%	$7,022,692	34.80%	$1,192,045	10.94%

U.S. TREASURY SECURITIES (2)
FACE VALUE		Fair Value		Fair Value		Fair Value
$27,000,000	US Treasury Note 6.000% due 02/15/2026 (Cost $36,863,436)	$4,058,277	7.11%	$3,582,759	17.76%	$—	—
$20,000,000	US Treasury Note 6.875% due 08/15/2025 (Cost $28,012,500)	3,130,997	5.49%	2,764,132	13.70%	—	—
		$7,189,274	12.60%	$6,346,891	31.46%	$—	—

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value
	US Treasury Note 6.000% due 02/15/2026 (2)	$2,876,935		$2,539,838
	US Treasury Note 6.875% due 08/15/2025 (2)	2,131,063		1,881,362

		$5,007,998		$4,421,200

Additional Disclosure on U.S. Treasury Securities		Cost		Cost
	US Treasury Note 6.000% due 02/15/2026 (2)	$3,927,915		$3,467,673
	US Treasury Note 6.875% due 08/15/2025 (2)	2,984,820		2,635,082

		$6,912,735		$6,102,755

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented
(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.
(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Consolidated Condensed Schedule of Investments (Unaudited)

June 30, 2016

		Equinox Frontier Balanced Fund		Equinox Frontier Select Fund
Description		Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS
	Various base metals futures contracts (Europe)	$10,460	0.01%	$84,871	0.49%
	Various base metals futures contracts (U.S.)	4,756	0.01%	(238)	0.00%
	Various currency futures contracts (Singapore)	—	—	7,320	0.04%
	Various currency futures contracts (U.S.)	(135,965)	-0.15%	265,035	1.53%
	Various energy futures contracts (Europe)	—	—	(2,851)	-0.02%
	Various energy futures contracts (Far East)	—	—	(2,001)	-0.01%
	Various energy futures contracts (U.S.)	(13,523)	-0.02%	61,648	0.36%
	Various interest rates futures contracts (Canada)	29,503	0.03%	31,028	0.18%
	Various interest rates futures contracts (Europe)	76,795	0.09%	683,167	3.93%
	Various interest rates futures contracts (Far East)	213,078	0.24%	22,829	0.13%
	Various interest rates futures contracts (Oceanic)	15,106	0.02%	(55)	0.00%
	Various interest rates futures contracts (U.S.)	40,042	0.05%	449,976	2.58%
	Various precious metal futures contracts (U.S.)	11,055	0.01%	79,805	0.46%
	Various soft futures contract (Europe)	—	—	140	0.00%
	Various soft futures contracts (Europe)	—	—	16,532	0.10%
	Various soft futures contracts (U.S.)	—	—	72,330	0.42%
	Various stock index futures contracts (Africa)	—	—	(2,043)	-0.01%
	Various stock index futures contracts (Canada)	703	—	(5,331)	-0.03%
	Various stock index futures contracts (Europe)	67,401	0.08%	14,109	0.08%
	Various stock index futures contracts (Far East)	48,888	0.06%	37,583	0.22%
	Various stock index futures contracts (Oceanic)	6,072	0.01%	(11,083)	-0.06%
	Various stock index futures contracts (U.S.)	325,037	0.37%	107,240	0.62%
	Total Long Futures Contracts	$699,409	0.79%	$1,910,011	11.01%
SHORT FUTURES CONTRACTS
	Various base metals futures contracts (Europe)	$(18,850)	-0.02%	$(175,074)	-1.01%
	Various base metals futures contracts (U.S.)	(8,225)	-0.01%	—	—
	Various currency futures contracts (U.S.)	45,654	0.05%	323,136	1.85%
	Various energy futures contracts (Far East)	—	0.00%	(410)	—
	Various energy futures contracts (U.S.)	(44,745)	-0.05%	4,805	0.03%
	Various interest rates futures contracts (Canada)	(18,513)	-0.02%	(5,242)	-0.03%
	Various interest rates futures contracts (Europe)	23,469	0.03%	(18,776)	-0.11%
	Various interest rates futures contracts (Oceanic)	(8,609)	-0.01%	(19,777)	-0.11%
	Various interest rates futures contracts (U.S.)	(29,856)	-0.03%	(170,060)	-0.99%
	Various precious metal futures contracts (U.S.)	(640)	—	(14,260)	-0.08%
	Various soft futures contracts (Canada)	—	—	(342)	—
	Various soft futures contracts (Europe)	—	—	3,357	0.02%
	Various soft futures contracts (U.S.)	—	—	68,595	0.40%
	Various stock index futures contracts (Europe)	(474,431)	-0.54%	14,878	0.09%
	Various stock index futures contracts (Far East)	(87,826)	-0.10%	(10,346)	-0.06%
	Various stock index futures contracts (U.S.)	—	—	(9,268)	-0.05%
	Various stock index futures contracts (Warsaw)	—	—	(1,444)	-0.01%
	Total Short Futures Contracts	$(622,573)	-0.71%	$(10,228)	-0.06%
CURRENCY FORWARDS
	Various currency forwards contracts (NA)	$—	0.00%	$156,919	0.90%
	Total Currency Forwards	$—	0.00%	$156,919	0.90%
	Total Open Trade Equity (Deficit)	$76,836	0.09%	$2,056,702	11.85%
SWAPS (1)
	Frontier XXXIV Balanced select swap (U.S.)	$16,013,588	18.15%	$—	—
	Total Swaps	$16,013,588	18.15%	$—	—

PRIVATE INVESTMENT COMPANIES
	Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	$4,431,615	5.02%	$—	—
	Galaxy Plus Fund - LRR Feeder Fund (522) LLC	2,507,799	2.84%	—	—
	Galaxy Plus Fund - Quest Feeder Fund (517)	1,281,893	1.45%	—	—
	Total Funds	$8,221,307	9.31%	$—	—

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
	Equinox Frontier Trading Company I, LLC	$6,579,565	7.46%	$—	—
	Equinox Frontier Trading Company II, LLC	3,994,700	4.53%	—	—
	Equinox Frontier Trading Company XXXIX, LLC	—	—	4,183,565	24.11%
	Equinox Frontier Trading Company XXXVIII, LLC	1,304,661	1.48%	680,226	3.92%
	Total Investment in Uncosolidated Trading Companies	$11,878,926	13.48%	$4,863,791	28.03%

U.S. TREASURY SECURITIES (2)
FACE VALUE		Fair Value		Fair Value
$27,000,000	US Treasury Note 6.000% due 02/15/2026 (Cost $36,863,436)	$13,991,972	15.86%	$2,101,684	12.11%
$20,000,000	US Treasury Note 6.875% due 08/15/2025 (Cost $28,012,500)	10,794,936	12.24%	1,621,468	9.35%
		$24,786,908	28.10%	$3,723,152	21.46%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value
	US Treasury Note 6.000% due 02/15/2026 (2)	$9,918,988		$1,489,895
	US Treasury Note 6.875% due 08/15/2025 (2)	7,347,399		1,103,626
		$17,266,387		$2,593,521

Additional Disclosure on U.S. Treasury Securities		Cost		Cost
	US Treasury Note 6.000% due 02/15/2026 (2)	$13,542,518		$2,034,173
	US Treasury Note 6.875% due 08/15/2025 (2)	10,290,950		1,545,767
		$23,833,468		$3,579,940

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented
(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.
(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Consolidated Condensed Schedule of Investments (Unaudited)

June 30, 2016

		Equinox Frontier Winton Fund		Equinox Frontier Frontier Heritage Fund
Description		Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS
	Various base metals futures contracts (Europe)	$128,240	0.27%	$—	—
	Various currency futures contracts (U.S.)	571,676	1.22%	—	—
	Various interest rates futures contracts (Canada)	15,823	0.03%	—	—
	Various interest rates futures contracts (Europe)	1,193,333	2.55%	—	—
	Various interest rates futures contracts (Far East)	78,779	0.17%	—	—
	Various interest rates futures contracts (Oceanic)	63,199	0.13%	—	—
	Various interest rates futures contracts (U.S.)	1,520,143	3.26%	—	—
	Various precious metal futures contracts (U.S.)	339,785	0.73%	—	—
	Various soft futures contracts (Canada)	(12)	—	—	—
	Various soft futures contracts (U.S.)	70,168	0.15%	—	—
	Various stock index futures contracts (Canada)	1,910	—	—	—
	Various stock index futures contracts (Far East)	(2,461)	-0.01%	—	—
	Various stock index futures contracts (Oceanic)	(1,304)	—	—	—
	Various stock index futures contracts (U.S.)	173,251	0.37%	—	—
	Total Long Futures Contracts	$4,152,530	8.87%	$—	—
SHORT FUTURES CONTRACTS
	Various base metals futures contracts (Europe)	$(241,520)	-0.52%	$—	—
	Various base metals futures contracts (U.S.)	(15,463)	-0.03%	—	—
	Various currency futures contracts (U.S.)	821,794	1.75%	—	—
	Various energy futures contracts (U.S.)	(47,855)	-0.10%	—	—
	Various interest rates futures contracts (Canada)	(1,944)	—	—	—
	Various interest rates futures contracts (U.S.)	(163,102)	-0.35%	—	—
	Various precious metal futures contracts (U.S.)	(7,705)	-0.02%	—	—
	Various soft futures contract (Europe)	(3,100)	-0.01%	—	—
	Various soft futures contracts (Europe)	1,516	—	—	—
	Various soft futures contracts (U.S.)	145,135	0.31%	—	—
	Various stock index futures contracts (Africa)	(667)	—	—	—
	Various stock index futures contracts (Europe)	(9,353)	-0.02%	—	—
	Various stock index futures contracts (Far East)	(30,043)	-0.06%	—	—
	Various stock index futures contracts (U.S.)	(20,880)	-0.04%	—	—
	Total Short Futures Contracts	$426,813	0.91%	$—	—
CURRENCY FORWARDS
	Various currency forwards contracts (NA)	$629,284	1.34%	$—	—
	Total Currency Forwards	$629,284	1.34%	$—	—
	Total Open Trade Equity (Deficit)	$5,208,627	11.12%	$—	—
SWAPS (1)
	Frontier Brevan Howard swap (U.S.)	$—	—	$8,632,303	54.23%
	Total Swaps	$—	—	$8,632,303	54.23%

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
	Equinox Frontier Trading Company II, LLC	$—	0.00%	$2,122,176	13.33%
	Equinox Frontier Trading Company XXXVIII, LLC	—	-0.31%	249,969	1.57%
	Total Investment in Uncosolidated Trading Companies	$—	-0.31%	$2,372,145	14.90%

U.S. TREASURY SECURITIES (2)
FACE VALUE		Fair Value		Fair Value
$27,000,000	US Treasury Note 6.000% due 02/15/2026 (Cost $36,863,436)	$12,526,880	26.75%	$2,556,121	16.06%
$20,000,000	US Treasury Note 6.875% due 08/15/2025 (Cost $28,012,500)	9,664,604	20.64%	1,972,072	12.39%

		$22,191,484	47.39%	$4,528,193	28.45%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value
	US Treasury Note 6.000% due 02/15/2026 (2)	$8,880,376		$1,812,049
	US Treasury Note 6.875% due 08/15/2025 (2)	6,578,056		1,342,259

		$15,458,432		$3,154,308

Additional Disclosure on U.S. Treasury Securities		Cost		Cost
	US Treasury Note 6.000% due 02/15/2026 (2)	$12,124,488		$2,474,013
	US Treasury Note 6.875% due 08/15/2025 (2)	9,213,390		1,880,001

		$21,337,878		$4,354,014

(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.
(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Condensed Schedule of Investments

December 31, 2015

		Equinox Frontier Diversified Fund		Equinox Frontier Masters Fund		Equinox Frontier Long/Short Commodity Fund
Description		Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
SWAPS (1)
	Frontier XXXIV Balanced select swap (U.S.)	$—	0.00%	$—	0.00%	$—	0.00%
	Frontier Brevan Howard swap (U.S.)	—	0.00%	—	0.00%	—	0.00%
	Frontier XXXV Diversified select swap (U.S.)	8,685,849	15.59%	—	0.00%	—	0.00%
	Frontier XXXVII L/S select swap (U.S.)	—	0.00%	—	0.00%	4,332,428	33.09%
	Total Swaps	$8,685,849	15.59%	$—	0.00%	$4,332,428	33.09%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (1)
	Equinox Frontier Trading Company I, LLC	$10,703,801	19.21%	$1,061,508	4.65%	$525,389	4.01%
	Equinox Frontier Trading Company II, LLC	1,755,041	3.15%	1,080,538	4.73%	—	0.00%
	Equinox Frontier Trading Company VII, LLC	1,883,299	3.38%	940,686	4.12%	2,544,993	19.44%
	Equinox Frontier Trading Company XV, LLC	—	0.00%	5,975,465	26.18%	—	0.00%
	Equinox Frontier Trading Company XXIII, LLC	1,151,741	2.07%	—	0.00%	—	0.00%
	Equinox Frontier Trading Company XXXVIII, LLC	600,326	1.08%	351,733	1.54%	344,281	2.63%
	Total Investment in Unconsolidated Trading Companies	$16,094,208	28.89%	$9,409,930	41.22%	$3,414,663	26.08%

U.S. TREASURY SECURITIES (2)
FACE VALUE		Fair Value		Fair Value		Fair Value
$67,000,000	US Treasury Note 6.000% due 02/15/2026 (Cost $99,934,764)	$21,022,579	37.73%	$9,102,988	39.88%	$3,649,979	27.88%
$20,000,000	US Treasury Note 6.875% due 08/15/2025 (Cost $28,012,500)	6,582,337	11.81%	2,850,218	12.49%	1,142,838	8.73%
		$27,604,916	49.54%	$11,953,206	52.37%	$4,792,817	36.61%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value		Face Value
	US Treasury Note 6.000% due 02/15/2026 (2)	$15,743,566		$6,817,122		$2,733,427
	US Treasury Note 6.875% due 08/15/2025 (2)	4,699,572		2,034,962		815,948
		$20,443,138		$8,852,084		$3,549,375

Additional Disclosure on U.S. Treasury Securities		Cost		Cost		Cost
	US Treasury Note 6.000% due 02/15/2026 (2)	$20,999,686		$9,093,075		$3,646,004
	US Treasury Note 6.875% due 08/15/2025 (2)	6,582,337		2,850,218		1,142,838
		$27,582,023		$11,943,293		$4,788,842

(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Condensed Schedule of Investments

December 31, 2015

		Equinox Frontier Balanced Fund		Equinox Frontier Select Fund
Description		Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS
	Various base metals futures contracts (Europe)	$46,701	0.05%	$(50,387)	-0.25%
	Various base metals futures contracts (U.S.)	650	0.00%	—	0.00%
	Various currency futures contracts (Singapore)	—	0.00%	6,824	0.03%
	Various currency futures contracts (U.S.)	(30,157)	-0.03%	(11,664)	-0.06%
	Various energy futures contracts (Europe)	—	0.00%	13,493	0.07%
	Various energy futures contracts (Far East)	605	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	(237,837)	-0.27%	—	0.00%
	Various interest rates futures contracts (Canada)	58,668	0.07%	8,285	0.04%
	Various interest rates futures contracts (Europe)	(132,159)	-0.15%	(380,769)	-1.91	% *
	Various interest rates futures contracts (Far East)	93,495	0.11%	22,925	0.12%
	Various interest rates futures contracts (Oceanic)	14,834	0.02%	(1,711)	-0.01%
	Various interest rates futures contracts (U.S.)	(163,570)	-0.18%	(35,830)	-0.18%
	Various precious metal futures contracts (U.S.)	(6,180)	-0.01%	—	0.00%
	Various soft futures contracts (Canada)	—	0.00%	68	0.00%
	Various soft futures contracts (Europe)	394	0.00%	238	0.00%
	Various soft futures contracts (Oceanic)	—	0.00%	5,505	0.03%
	Various soft futures contracts (U.S.)	(87,878)	-0.10%	17,813	0.09%
	Various stock index futures contracts (Canada)	(2,002)	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	38,507	0.04%	14,580	0.07%
	Various stock index futures contracts (Far East)	(14,865)	-0.02%	(33,510)	-0.17%
	Various stock index futures contracts (Oceanic)	13,845	0.02%	(1,931)	-0.01%
	Various stock index futures contracts (U.S.)	25,421	0.03%	(4,360)	-0.02%
	Total Long Futures Contracts	$(381,528)	-0.42%	$(430,431)	-2.16%
SHORT FUTURES CONTRACTS
	Various base metals futures contracts (Europe)	$(5,389)	-0.01%	$109,629	0.55%
	Various base metals futures contracts (U.S.)	(11,475)	-0.01%	(4,250)	-0.02%
	Various currency futures contracts (U.S.)	188,615	0.21%	32,835	0.16%
	Various energy futures contracts (Europe)	—	0.00%	29,608	0.15%
	Various energy futures contracts (Far East)	1,020	0.00%	410	0.00%
	Various energy futures contracts (U.S.)	97,810	0.11%	586,716	2.95	% *
	Various interest rates futures contracts (Canada)	—	0.00%	(63)	0.00%
	Various interest rates futures contracts (Europe)	2,481	0.00%	3,113	0.02%
	Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%
	Various interest rates futures contracts (Oceanic)	(3,367)	0.00%	(12,330)	-0.06%
	Various interest rates futures contracts (U.S.)	28,086	0.03%	50,113	0.25%
	Various precious metal futures contracts (Far East)	466	0.00%	4,026	0.02%
	Various precious metal futures contracts (U.S.)	3,105	0.00%	93,125	0.47%
	Various precious metal futures contracts (Far East)	—	0.00%	(2,639)	-0.01%
	Various soft futures contract (Europe)	(1,700)	0.00%	2,000	0.01%
	Various soft futures contracts (Canada)	(1,305)	0.00%	—	0.00%
	Various soft futures contracts (Europe)	1,832	0.00%	6,824	0.03%
	Various soft futures contracts (Far East)	2,791	0.00%	—	0.00%
	Various soft futures contracts (Singapore)	—	0.00%	930	0.00%
	Various soft futures contracts (U.S.)	48,192	0.05%	34,651	0.17%
	Various stock index futures contracts (Africa)	(751)	0.00%	(1,849)	-0.01%
	Various stock index futures contracts (Canada)	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	(5,629)	-0.01%	8,952	0.04%
	Various stock index futures contracts (Far East)	3,179	0.00%	5,289	0.03%
	Various stock index futures contracts (Mexico)	717	0.00%	74	0.00%
	Various stock index futures contracts (Oceanic)	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	17,499	0.02%	(17,786)	-0.09%
	Various stock index futures contracts (Warsaw)	—	0.00%	(3,926)	-0.02%

	Total Short Futures Contracts	$366,177	0.41%	$925,452	4.65%
CURRENCY FORWARDS
	Various currency forwards contracts (NA)	$26,881	0.03%	$(32,682)	-0.16%
	Total Currency Forwards	$26,881	0.03%	$(32,682)	-0.16%
	Total Open Trade Equity (Deficit)	$11,530	0.00%	$462,339	2.32%
SWAPS (1)
	Frontier XXXIV Balanced select swap (U.S.)	$19,157,520	21.26%	$—	0.00%
	Total Swaps	$19,157,520	21.26%	$—	0.00%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (1)
	Equinox Frontier Trading Company I, LLC	$10,856,048	12.05%	$—	0.00%
	Equinox Frontier Trading Company II, LLC	2,283,605	2.53%	—	0.00%
	Equinox Frontier Trading Company VII, LLC	2,633,484	2.92%	—	0.00%
	Equinox Frontier Trading Company XV, LLC	841,070	0.93%	—	0.00%
	Equinox Frontier Trading Company XXIII, LLC	—	0.00%	—	0.00%
	Equinox Frontier Trading Company XXXVIII, LLC	1,009,761	1.12%	213,920	1.07%
	Equinox Frontier Trading Company XXXIX, LLC	—	0.00%	3,933,920	19.76%
	Total Investment in Unconsolidated Trading Companies	$17,623,968	19.56%	$4,147,840	20.83%

U.S. TREASURY SECURITIES (2)
FACE VALUE		Fair Value		Fair Value
$67,000,000	US Treasury Note 6.000% due 02/15/2026 (Cost $99,934,764)	$31,336,857	34.77%	$1,410,721	7.08%
$20,000,000	US Treasury Note 6.875% due 08/15/2025 (Cost $28,012,500)	9,811,819	10.89%	441,708	2.22%
		$41,148,676	45.66%	$1,852,429	9.30%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value
	US Treasury Note 6.000% due 02/15/2026 (2)	$23,467,807		$1,056,473
	US Treasury Note 6.875% due 08/15/2025 (2)	7,005,315		315,365
		$30,473,122		$1,371,838

Additional Disclosure on U.S. Treasury Securities		Cost		Cost
	US Treasury Note 6.000% due 02/15/2026 (2)	$31,302,731		$1,409,185
	US Treasury Note 6.875% due 08/15/2025 (2)	9,811,820		441,708
		$41,114,551		$1,850,893

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

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

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (1)
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

The Series of Equinox Frontier Funds

Statements of Operations

For the Three Months Ended June 30, 2016 and 2015
(Unaudited)

					Equinox Frontier Long/Short
	Equinox Frontier Diversified Fund		Equinox Frontier Masters Fund		Commodity Fund
	6/30/2016	6/30/2015	6/30/2016	6/30/2015	6/30/2016	6/30/2015

Investment income:
Interest - net	$126,792	$155,143	$36,142	$68,655	$14,243	$43,133

Total Income	126,792	155,143	36,142	68,655	14,243	43,133

Expenses:
Incentive Fees	223,123	4,000	15,801	41,072	—	40,149
Management Fees	201,445	243,004	120,462	182,496	121,570	131,237
Service Fees - Class 1	61,895	108,250	36,877	60,813	18,358	29,629
Trading Fees	356,354	351,096	121,827	147,701	57,920	65,150
Other Fees	1,997	—	—	—	6,334	—

Total Expenses	844,814	706,350	294,967	432,082	204,182	266,165

Investment (loss) - net	(718,022)	(551,207)	(258,825)	(363,427)	(189,939)	(223,032)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	129,316	480,498	—	—	(518,538)	—
Net unrealized gain/(loss) on private investment companies	(1,101,366)	—	(254,069)	—	(137,112)	—
Net change in open trade equity/(deficit)	923,149	(3,084,315)	—	—	847,287	—
Net realized gain/(loss) on swap contracts	—	—	—	—	—	—
Net unrealized gain/(loss) on swap contracts	(512,762)	(1,943,955)	—	—	(112,325)	(997,763)
Net realized gain/(loss) on U.S. Treasury securities	1,400,469	133,349	262,864	56,105	113,581	33,884
Net unrealized gain/(loss) on U.S. Treasury securities	(1,214,571)	(1,267,982)	(138,569)	(572,666)	(69,361)	(345,884)
Trading commissions	(36)	(182,250)	(7)	—	(1,090)	—
Change in fair value of investments in unconsolidated trading companies	395,115	(1,411,843)	524,995	(2,913,886)	303,251	(512,304)

Net gain/(loss) on investments	19,314	(7,276,498)	395,214	(3,430,447)	425,693	(1,822,067)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(698,708)	(7,827,705)	136,389	(3,793,874)	235,754	(2,045,099)

Less: Operations attributable to non-controlling interests	(721,355)	(322,342)	—	—	141,518	—

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$22,647	$(7,505,363)	$136,389	$(3,793,874)	$94,236	$(2,045,099)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(0.37)	$(16.11)	$0.84	$(18.37)	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	$0.40	$(13.53)
Class 2	$0.17	$(17.27)	$1.54	$(19.80)	$1.05	$(18.04)
Class 2a	N/A	N/A	N/A	N/A	$1.10	$(14.46)
Class 3	$0.23	$(15.87)	$1.50	$(18.28)	$0.92	$(17.86)
Class 3a	N/A	N/A	N/A	N/A	$0.73	$(14.45)

The accompanying notes are an integral part of these financial statements.

The Series of the Equinox Frontier Funds

Statements of Operations

For the Three Months Ended June 30, 2016 and 2015
(Unaudited)

	Equinox Frontier Balanced Fund		Equinox Frontier Select Fund

	6/30/2016	6/30/2015	6/30/2016	6/30/2015

Investment income:
Interest - net	$5,903	$8,003	$—	$—

Total Income/(loss)	5,903	8,003	—	—

Expenses:
Incentive Fees	410,232	9,517	15,881	—
Management Fees	186,257	267,377	67,902	78,206
Service Fees - Class 1	456,323	556,081	85,705	101,967
Trading Fees	185,169	194,144	24,122	28,454
Other Fees	3,567	—	—	—

Total Expenses	1,241,548	1,027,119	193,610	208,627

Investment (loss) - net	(1,235,645)	(1,019,116)	(193,610)	(208,627)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	1,592,883	(2,682,859)	(1,397,141)	(2,163,972)
Net unrealized gain/(loss) on private investment companies	(536,544)	—	—
Net change in open trade equity/(deficit)	197,820	(1,047,941)	1,598,713	(902,659)
Net realized gain/(loss) on swap contracts	—	—	—
Net unrealized gain/(loss) on swap contracts	(942,225)	(4,981,998)	—	—
Net realized gain/(loss) on U.S. Treasury securities	2,234,148	215,325	(48,865)	12,618
Net unrealized gain/(loss) on U.S. Treasury securities	(1,712,451)	(2,126,900)	116,827	(126,672)
Trading commissions	(50,973)	(124,528)	(34,291)	(33,722)
Change in fair value of investments in unconsolidated trading companies	(38,823)	(854,236)	(151,904)	(856,713)

Net gain/(loss) on investments	743,835	(11,603,137)	83,339	(4,071,120)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(491,810)	(12,622,253)	(110,271)	(4,279,747)

Less: Operations attributable to non-controlling interests	465,588	(473,996)	73,874	(1,366,570)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(957,398)	$(12,148,257)	$(184,145)	$(2,913,177)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(1.68)	$(16.98)	$(1.28)	$(18.85)
Class 1AP	$(0.74)	$(16.31)	$(0.57)	$(18.57)
Class 2	$(1.00)	$(21.93)	$(0.76)	$(24.64)
Class 2a	$(0.55)	$(18.40)	N/A	N/A
Class 3a	$(0.55)	$(18.34)	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of the Equinox Frontier Funds
Statements of Operations
For the Three Months Ended June 30, 2016 and 2015
(Unaudited)

	Equinox Frontier Winton Fund		Equinox Frontier Heritage Fund

	6/30/2016	6/30/2015	6/30/2016	6/30/2015

Investment income:
Interest - net	$—	$27	$—	$—

Total Income	—	27	—	—

Expenses:
Incentive Fees	—	—	—	—
Management Fees	265,095	307,212	60,698	70,986
Service Fees - Class 1	169,823	198,125	63,757	74,974
Trading Fees	64,892	74,984	21,462	25,063

Total Expenses	499,810	580,321	145,917	171,023

Investment (loss) - net	(499,810)	(580,294)	(145,917)	(171,023)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(2,484,671)	—	—	—
Net change in open trade equity/(deficit)	4,532,895	—	—	—
Net realized gain/(loss) on swap contracts	—	—	—	—
Net unrealized gain/(loss) on swap contracts	—	—	(225,060)	(1,791,079)
Net realized gain/(loss) on U.S. Treasury securities	1,182,081	111,546	251,523	25,632
Net unrealized gain/(loss) on U.S. Treasury securities	(697,604)	(1,170,077)	(149,253)	(265,944)
Trading commissions	(23,337)	—	(3,507)	—
Change in fair value of investments in unconsolidated trading companies	(478,301)	(4,061,244)	86,966	(739,054)

Net gain/(loss) on investments	2,031,063	(5,119,775)	(39,331)	(2,770,445)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	1,531,253	(5,700,069)	(185,248)	(2,941,468)

Less: Operations attributable to non-controlling interests	955,510	—	(110,814)	(839,599)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$575,743	$(5,700,069)	$(74,435)	$(2,101,869)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$2.35	$(26.05)	$(0.99)	$(21.77)
Class 1AP	$3.82	$(25.31)	$(0.02)	$(21.25)
Class 2	$4.85	$(32.13)	$(0.03)	$(28.44)

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds
Statements of Operations
For the Six Months Ended June 30, 2016 and 2015
(Unaudited)

					Equinox Frontier Long/Short
	Equinox Frontier Diversified Fund		Equinox Frontier Masters Fund		Commodity Fund

	6/30/2016	6/30/2015	6/30/2016	6/30/2015	6/30/2016	6/30/2015

Investment income:
Interest - net	$280,777	$324,401	$93,521	$139,819	$37,213	$90,191

Total Income	280,777	324,401	93,521	139,819	37,213	90,191

Expenses:
Incentive Fees	1,144,159	1,638,242	242,029	576,374	134,601	279,366
Management Fees	440,292	489,308	282,097	361,156	260,116	254,273
Service Fees - Class 1	138,073	230,168	84,012	125,991	39,389	61,529
Trading Fees	713,062	721,898	260,171	301,334	107,539	134,078
Other Fees	1,997	—	—	—	6,334	—

Total Expenses	2,437,583	3,079,616	868,309	1,364,855	547,979	729,246

Investment (loss) - net	(2,156,806)	(2,755,215)	(774,788)	(1,225,036)	(510,766)	(639,055)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	129,316	8,881,667	—	—	(518,538)	—
Net unrealized gain/(loss) on private investment companies	(1,101,366)	—	(254,069)	—	(137,112)	—
Net change in open trade equity/(deficit)	923,149	(3,212,206)	—	—	847,287	—
Net realized gain/(loss) on swap contracts	—	—	—	—	—	—
Net unrealized gain/(loss) on swap contracts	(1,752,993)	1,044,760	—	—	(187,904)	(328,851)
Net realized gain/(loss) on U.S. Treasury securities	1,418,875	133,349	268,941	56,105	116,230	33,884
Net unrealized gain/(loss) on U.S. Treasury securities	(12,967)	(583,896)	355,448	(228,422)	125,453	(217,116)
Trading commissions	(44)	(366,567)	(10)	—	(1,091)	—
Change in fair value of investments in unconsolidated trading companies	3,387,899	2,060,866	1,891,243	181,873	261,923	1,422,221

Net gain/(loss) on investments	2,991,869	7,957,973	2,261,553	9,556	506,248	910,138

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	835,063	5,202,758	1,486,765	(1,215,480)	(4,518)	271,083

Less: Operations attributable to non-controlling interests	(721,355)	2,991,055	—	—	141,518	—

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$1,556,418	$2,211,703	$1,486,765	$(1,215,480)	$(146,036)	$271,083

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$2.54	$2.46	$6.98	$(6.60)	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	$(1.81)	$6.05
Class 2	$4.01	$3.82	$9.01	$(6.21)	$(1.55)	$9.86
Class 2a	N/A	N/A	N/A	N/A	$(0.93)	$7.68
Class 3	$3.86	$3.67	$8.52	$(5.61)	$(1.69)	$9.86
Class 3a	N/A	N/A	N/A	N/A	$(1.24)	$7.87

The accompanying notes are an integral part of these financial statements.

The Series of the Equinox Frontier Funds
Statements of Operations
For the Six Months Ended June 30, 2016 and 2015
(Unaudited)

	Equinox Frontier Balanced Fund		Equinox Frontier Select Fund

	6/30/2016	6/30/2015	6/30/2016	6/30/2015

Investment income:
Interest - net	$13,240	$15,193	$—	$—

Total Income/(loss)	13,240	15,193	—	—

Expenses:
Incentive Fees	1,345,849	1,496,474	39,867	158,971
Management Fees	420,282	526,972	138,723	158,278
Service Fees - Class 1	940,395	1,118,882	179,149	208,868
Trading Fees	357,958	389,488	50,302	58,347
Other Fees	3,567	—	—	—

Total Expenses	3,068,051	3,531,816	408,041	584,464

Investment (loss) - net	(3,054,811)	(3,516,623)	(408,041)	(584,464)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	3,210,441	3,592,820	619,333	121,655
Net unrealized gain/(loss) on private investment companies	(536,544)	—	—	—
Net change in open trade equity/(deficit)	180,180	(2,413,756)	1,594,363	(1,606,742)
Net realized gain/(loss) on swap contracts	—	—	—	—
Net unrealized gain/(loss) on swap contracts	(3,143,931)	244,680	—	—
Net realized gain/(loss) on U.S. Treasury securities	2,259,940	215,325	(48,117)	12,618
Net unrealized gain/(loss) on U.S. Treasury securities	(41,453)	(1,389,049)	188,274	32,740
Trading commissions	(129,456)	(266,438)	(63,220)	(65,896)
Change in fair value of investments in unconsolidated trading companies	3,994,651	4,668,213	251,551	175,736

Net gain/(loss) on investments	5,793,828	4,651,795	2,542,184	(1,329,889)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	2,739,017	1,135,172	2,134,143	(1,914,353)

Less: Operations attributable to non-controlling interests	573,943	356,146	992,817	(684,237)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$2,165,074	$779,026	$1,141,326	$(1,230,116)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS Minority P&L ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$2.47	$0.28	$7.77	$(8.30)
Class 1AP	$4.64	$2.29	$9.65	$(7.08)
Class 2	$6.23	$3.08	$12.81	$(9.39)
Class 2a	$6.06	$3.34	N/A	N/A
Class 3a	$6.04	$3.33	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of the Equinox Frontier Funds
Statements of Operations
For the Six Months Ended June 30, 2016 and 2015
(Unaudited)

	Equinox Frontier Winton Fund		Equinox Frontier Heritage Fund

	6/30/2016	6/30/2015	6/30/2016	6/30/2015

Investment income:
Interest - net	$176	$27	$—	$—

Total Income	176	27	—	—

Expenses:
Incentive Fees	99,067	715,409	9,072	132,676
Management Fees	540,915	630,317	123,719	148,884
Service Fees - Class 1	349,678	403,462	131,426	151,991
Trading Fees	133,216	151,960	40,676	50,754

Total Expenses	1,122,876	1,901,148	304,893	484,305

Investment (loss) - net	(1,122,700)	(1,901,121)	(304,893)	(484,305)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	44,052	—	—	—
Net change in open trade equity/(deficit)	4,609,049	—	—	—
Net realized gain/(loss) on swap contracts	—	—	—	—
Net unrealized gain/(loss) on swap contracts	—	—	672,035	268,786
Net realized gain/(loss) on U.S. Treasury securities	1,196,438	111,546	254,587	25,632
Net unrealized gain/(loss) on U.S. Treasury securities	345,259	(616,192)	78,536	(139,125)
Trading commissions	(45,475)	—	(7,009)	—
Change in fair value of investments in unconsolidated trading companies	(1,085,939)	381,989	196,283	122,347

Net gain/(loss) on investments	5,063,384	(122,657)	1,194,432	277,640

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	3,940,684	(2,023,778)	889,539	(206,665)

Less: Operations attributable to non-controlling interests	2,198,656	—	332,189	127,516

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$1,742,028	$(2,023,778)	$557,350	$(334,181)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$7.36	$(10.10)	$5.50	$(4.18)
Class 1AP	$10.37	$(7.72)	$7.78	$(2.32)
Class 2	$13.16	$(9.80)	$10.40	$(3.11)

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds
Statements of Changes in Owners’ Capital
For the Six Months Ended June 30, 2016
(Unaudited)

	Equinox Frontier Diversified Fund							Equinox Frontier Masters Fund
	Class 1	Class 2	Class 2	Class 3	Class 3			Class 1	Class 2	Class 2	Class 3	Class 3
						Non-							Non-
	Limited	Managing	Limited	Managing	Limited	Controlling		Limited	Managing	Limited	Managing	Limited	Controlling
	Owners	Owner	Owners	Owner	Owners	Interests	Total	Owners	Owner	Owners	Owner	Owners	Interests	Total

Owners’ Capital, December 31, 2015	$11,814,234	$2,616,258	$32,016,842	$32,964	$9,234,668	$—	$55,714,966	$8,323,800	$712,391	$7,180,967	$32,332	$6,578,809	$—	$22,828,299

Sale of Units	426,130	—	4,994,676	—	3,419,573	—	8,840,379	92,312	—	145,000	—	1,045,040	—	1,282,352
Redemption of Units	(3,915,148)	—	(4,152,799)	—	(968,807)	—	(9,036,754)	(1,847,200)	—	(2,106,945)	—	(1,465,835)	—	(5,419,980)
Transfer of Units In(Out)	(1,587,210)		—		1,587,210		—	(446,678)		—		446,678		—
Change in control of ownership - Trading Companies	—	—	—	—	—	8,028,085	8,028,085	—	—	—	—	—	—	—
Change in control of ownership - Private investment companies	—	—	—	—	—	(721,355)	(721,355)
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Payment made by the Managing Owner	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net increase/(decrease) in Owners’ Capital resulting from operations	368,338	(1,955,016)	2,933,523	1,062	208,511	—	1,556,418	450,433	(357,845)	874,154	2,343	517,680	—	1,486,765

Owners’ Capital, June 30, 2016	$7,106,344	$661,242	$35,792,242	$34,026	$13,481,155	$7,306,730	$64,381,739	$6,572,666	$354,546	$6,093,176	$34,675	$7,122,372	$—	$20,177,436

Owners’ Capital - Units, December 31, 2015	102,269	20,188	267,240	275	77,316			73,747	5,627	56,720	275	55,955

Sale of Units	3,548	—	36,900	—	39,783			777	—	1,127	—	12,210
Redemption of Units	(45,626)	—	(31,297)	—	(7,868)			(19,682)	—	(15,927)	—	(11,678)

Owners’ Capital - Units, June 30, 2016	60,191	20,188	272,843	275	109,231			54,842	5,627	41,920	275	56,486

			(1)		(1)					(1)		(1)
Net asset value per unit at December 31, 2015	$115.52		$129.60		$119.87			$112.87		$126.60		$117.57

Change in net asset value per unit for the six months ended June 30, 2016	2.54		4.01		3.86			6.98		9.01		8.52

Net asset value per unit at June 30, 2016	$118.06		$133.61		$123.73			$119.85		$135.61		$126.09

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds
Statements of Changes in Owners’ Capital
For the Six Months Ended June 30, 2016
(Unaudited)

	Equinox Frontier Long/Short Commodity Fund
	Class 2		Class 3	Class 1a	Class 2a		Class 3a
	Managing	Limited	Limited	Limited	Managing	Limited	Managing	Limited	Non-Controlling
	Owner	Owners	Owners	Owners	Owner	Owners	Owner	Owners	Interests	Total

Owners’ Capital, December 31, 2015	$407,255	$586,345	$5,906,669	$4,053,754	$235,971	$1,051,694	$11,690	$839,473	$—	$13,092,851

Sale of Units	—	—	—	—	—	—	—	25,207	—	25,207
Redemption of Units	—	(163,914)	(878,901)	(791,056)	—	(159,268)	—	(62,105)	—	(2,055,245)
Transfer of Units In(Out)				(33,629)				33,629	—	—
Payment made by the Managing Owner	—	—	—	—	—	—	—	—	—	—
Change in control of ownership - Trading Companies									3,284,220	3,284,220
Change in control of ownership - Private investment companies	—	—	—	—	—	—	—	—	9,642	9,642
Operations attributable to non-controlling interests									141,518	141,518
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(104,964)	93,262	(56,275)	(59,269)	(2,066)	(7,718)	(136)	(8,871)	—	(146,036)

Owners’ Capital, June 30, 2016	$302,291	$515,693	$4,971,493	$3,169,800	$233,905	$884,708	$11,554	$827,333	$3,435,380	$14,352,157

Owners’ Capital - Units, December 31, 2015	3,083	4,439	44,702	42,778	2,222	9,905	109	7,856

Sale of Units	—	—	—	—	—	—	—	543
Redemption of Units	—	(1,256)	(6,592)	(8,677)	—	(1,500)	—	(565)

Owners’ Capital - Units, June 30, 2016	3,083	3,183	38,110	34,101	2,222	8,405	109	7,834

		(1)				(1)		(1)

Net asset value per unit at December 31, 2015		$132.10	$132.14	$94.76		$106.19		$106.86

Change in net asset value per unit for the six months ended June 30, 2016		(1.55)	(1.69)	(1.81)		(0.93)		(1.24)

Net asset value per unit at June 30, 2016		$130.55	$130.45	$92.95		$105.26		$105.62

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds
Statements of Changes in Owners’ Capital
For the Six Months Ended June 30, 2016
(Unaudited)

	Equinox Frontier Balanced Fund
	Class 1	Class 1AP	Class 2		Class 2a		Class 3a
	Limited	Limited	Managing	Limited	Managing	Limited	Limited	Non-Controlling
	Owners	Owners	Owners	Owners	Owners	Owners	Owners	Interests	Total
Owners’ Capital, December 31, 2015	$62,563,337	$714,747	$1,429,544	$21,278,864	$191,645	$356,425	$2,435,421	$1,151,741	$90,121,724

Sale of Units	94,759	—	—	9,723	—	—	—	—	104,482
Redemption of Units	(3,360,701)	(49,264)	—	(1,575,954)	—	—	(53,138)	—	(5,039,057)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	169,433	169,433
Contributions	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	—
Payment made by the Managing Owner	—	—	—	—	—	—	—	—	—
Change in control of ownership - Private investment companies	—	—	—	—	—	—	—	14,681,969	14,681,969
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	573,943	573,943
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	1,240,557	25,038	(450,733)	1,233,950	7,493	13,935	94,833	—	2,165,072

Owners’ Capital, June 30, 2016	$60,537,952	$690,521	$978,811	$20,946,583	$199,138	$370,360	$2,477,116	$16,577,086	$102,777,566

Owners’ Capital - Units, December 31, 2015	488,680	5,351	7,956	118,419	1,237	2,302	15,776

Sale of Units	716	—	—	52	—	—	—
Redemption of Units	(25,509)	(355)	—	(8,498)	—	—	(333)

Owners’ Capital - Units, June 30, 2016	463,887	4,996	7,956	109,973	1,237	2,302	15,443

				(1)		(1)
Net asset value per unit at December 31, 2015	$128.03	$133.59		$179.69		$154.88	$154.37

Change in net asset value per unit for the six months ending June 30, 2015	2.47	4.64		6.23		6.06	6.04

Net asset value per unit at June 30, 2016	$130.50	$138.23		$185.92		$160.94	$160.41

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds
Statements of Changes in Owners’ Capital
For the Six Months Ending June 30, 2016
(Unaudited)

	Equinox Frontier Select Fund						Equinox Frontier Winton Fund						Equinox Frontier Heritage Fund
	Class 1	Class 1AP	Class 2				Class 1	Class 1AP	Class 2				Class 1	Class 1AP	Class 2
					Non-						Non-						Non-
	Limited	Limited	Managing	Limited	Controlling		Limited	Limited	Managing	Limited	Controlling		Limited	Limited	Managing	Limited	Controlling
	Owners	Owners	Owner	Owners	Interests	Total	Owners	Owners	Owner	Owners	Interests	Total	Owners	Owners	Owner	Owners	Interests	Total

Owners’ Capital, December 31, 2015	$11,710,517	$47,365	$8,814	$1,329,359	$6,816,535	$19,912,590	$23,022,800	$36,576	$44,962	$11,837,205	$6,367,651	$41,309,194	$8,628,726	$58,523	$74,329	$2,779,024	$3,933,920	$15,474,522

Sale of Units	8,267	—	—	—	—	8,267	81,676	—	—	—	—	81,676	19,931	—	—	—	—	19,931
Redemption of Units	(801,472)	—	—	(1,166)	—	(802,638)	(623,704)	—	—	(72,363)	—	(696,067)	(330,771)	(15,210)	—	(36,236)	—	(382,218)
Change in control of ownership - Trading Companies	—	—	—	—	(3,901,773)	(3,901,773)	—	—	—	—	2,194,232	2,194,232	—	—	—	—	(82,544)	(82,544)
Operations attributable to non-controlling interests	—	—	—	—	992,817	992,817	—	—	—	—	2,198,656	2,198,656	—	—	—	—	332,189	332,189
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	999,569	4,846	901	136,010	—	1,141,326	1,019,117	2,214	2,722	717,975	—	1,742,028	384,215	3,510	4,453	165,171	—	557,350

Owners’ Capital, June 30, 2016	$11,916,881	$52,211	$9,715	$1,464,203	$3,907,579	$17,350,589	$23,499,889	$38,790	$47,684	$12,482,817	$10,760,539	$46,829,719	$8,702,101	$46,823	$78,782	$2,907,959	$4,183,565	$15,919,230

Owners’ Capital - Units, December 31, 2015	129,612	503	70	10,626			140,239	214	207	54,422			69,436	452	428	16,013

Sale of Units	86	—	—	—			481	—	—	—			153	—	—	—
Redemption of Units	(8,246)	—	—	(8)			(3,718)	—	—	(308)			(2,530)	(111)	—	(205)

Owners’ Capital - Units, June 30, 2016	121,452	503	70	10,618			137,003	214	207	54,114			67,059	341	428	15,808

				(1)						(1)						(1)
Net asset value per unit at December 31, 2015	$90.35	$94.28		$125.11			$164.17	$171.31		$217.51			$124.27	$129.67		$173.54

Change in net asset value per unit for the six months ended June 30, 2016	7.77	9.65		12.81			7.36	10.37		13.16			5.50	7.78		10.40

Net asset value per unit at June 30, 2016	$98.12	$103.93		$137.92			$171.53	$181.68		$230.67			$129.77	$137.45		$183.94

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds
Statements of Cash Flows
For the Six Months Ended June 30, 2016 and 2015
(Unaudited)

					Equinox Frontier Long/Short
	Equinox Frontier Diversified Fund		Equinox Frontier Masters Fund		Commodity Fund
	6/30/2016	6/30/2015	6/30/2016	6/30/2015	6/30/2016	6/30/2015

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$835,063	$2,211,703	$1,486,765	$(1,215,480)	$(4,518)	$271,083
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity/(deficit), at fair value	923,149	3,786,757	—	—	847,287	—
Net change in options purchased, at fair value	—	(86,056)	—	—	—	—
Net change in options written, at fair value	—	(33,358)	—	—	97,890	—
Net change in ownership allocation of U.S. Treasury securities	4,910,662	102,792	1,924,452	3,692,889	(411,775)	947,060
Net unrealized (gain)/loss on swap contracts	1,752,993	(1,044,760)	—	—	187,904	328,851
Net unrealized (gain)/loss on U.S. Treasury securities	12,967	583,896	(355,448)	228,422	(125,453)	217,117
Net realized (gain)/loss on U.S. Treasury securities	(1,418,875)	(133,349)	(268,941)	(56,105)	(116,230)	(33,884)
Net unrealized gain/(loss) on private investment companies	1,101,366	—	254,069	—	137,112	—
(Purchases) sales of:					—
Sales of U.S. Treasury securities	23,429,706	6,214,322	6,686,902	2,729,817	6,395,078	1,713,661
Purchase of U.S. Treasury securities	(6,518,818)	(4,787,243)	(2,380,650)	(2,291,604)	(948,803)	(1,395,765)
Purchase of Private Investment Companies	(22,892,693)		(6,537,325)		(4,479,481)
Purchase of Swap contracts	—	—	—	—	—	(1,000,000)
Increase and/or decrease in:
Receivable from futures commission merchants	—	8,060,422	—	—	—	—
Change in control of ownership - trading companies	8,028,085	(5,325,430)	—	—	(131,876)	—
Change in control of ownership - private investment companies	—	—	—	—	3,284,220	—
Investments in unconsolidated trading companies, at fair value	4,249,440	395,915	2,387,238	(865,542)	2,222,618	(82,140)
Prepaid service fees - Class 1	9,043	(14,084)	4,959	114	624	95
Interest receivable	358,971	(21,022)	101,382	45,052	83,190	10,323
Receivable from related parties	—	—	(362)	74	295	530
Other assets	(138,451)	249,997	—	—	—	—
Due to broker	—	—	—	—	1,401,915	—
Incentive fees payable to Managing Owner	110,113	(2,383,825)	(26,450)	(680,972)	(28,408)	(118,511)
Management fees payable to Managing Owner	(8,363)	(3,010)	(24,151)	(4,185)	3,506	349
Interest payable to Managing Owner	(11,661)	(370)	(4,957)	(1,160)	(1,368)	(97)
Trading fees payable to Managing Owner	(4,517)	(8,657)	(10,055)	(5,099)	(3,035)	(2,810)
Service fees payable to Managing Owner	(7,588)	1,745	(3,136)	(1,808)	(857)	(1,413)
Payables to related parties	(1,727)	1,172	—	—	—	—
Other liabilities	8,932	—	1,394	—	30,548	—

Net cash provided by (used in) operating activities	14,727,796	7,767,557	3,235,686	1,574,413	8,440,383	854,449

Cash Flows from Financing Activities:
Proceeds from sale of units	8,840,378	5,874,232	1,282,352	3,497,943	25,207	148,785
Payment for redemption of units	(9,036,754)	(13,110,837)	(5,419,982)	(5,292,448)	(1,913,727)	(1,882,547)
Payment made by the Managing Owner	—	144,349	—	—	—	907,162
Pending owner additions	(62)	(207)	(56)	(490)	—	—
Owner redemptions payable	90,401	(57,953)	5,853	—	58,190	(18,782)

Net cash provided by (used in) financing activities	(106,036)	(7,150,416)	(4,131,833)	(1,794,995)	(1,830,330)	(845,382)

Net increase (decrease) in cash and cash equivalents	14,621,760	617,141	(896,147)	(220,582)	6,610,053	9,067

Cash and cash equivalents, beginning of period	3,283,973	4,210,638	1,421,994	2,199,066	570,169	1,110,779
Cash and cash equivalents, end of period	$17,905,733	$4,827,779	$525,847	$1,978,484	$7,180,222	$1,119,846

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds
Statements of Cash Flows
For the Six Months Ended June 30, 2016 and 2015
(Unaudited)

	Equinox Frontier Balanced Fund		Equinox Frontier Select Fund
	6/30/2016	6/30/2015	6/30/2016	6/30/2015

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$2,739,017	$779,026	$2,134,143	$(1,230,116)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	180,180	4,076,512	(1,594,363)	(55,956)
Net change in options purchased, at fair value	—	—	—	—
Net change in options written, at fair value	—	—	—	—
Net change in ownership allocation of U.S. Treasury securities	2,367,133	(10,786,387)	(64,660)	4,418,169
Net unrealized (gain)/loss on swap contracts	3,143,932	(244,680)	—	—
Net realized (gain)/loss on swap contracts	—	—	—	—
Net unrealized (gain)/loss on U.S. Treasury securities	(41,453)	1,389,049	188,274	(32,740)
Net realized (gain)/loss on U.S. Treasury securities	2,259,940	(215,325)	(48,117)	(12,618)
Net unrealized gain/(loss) on private investment companies	536,544	—	—	—
(Purchases) sales of:
Sales of U.S. Treasury securities	21,116,713	10,249,014	(1,625,454)	600,508
Purchases of U.S. Treasury securities	(9,340,565)	(6,360,723)	(320,766)	(911,929)
Purchase of Private Investment Companies	(9,003,337)	—	—	—
Increase and/or decrease in:
Receivable from futures commission merchants	2,173,181	13,267,929	6,867,897	(12,410,448)
Change in control of ownership - trading companies	169,433	(7,769,999)	(3,901,773)	5,911,386
Change in control of ownership - private investment companies	14,681,969	—	—	—
Investments in unconsolidated trading companies, at fair value	5,745,042	4,010,131	(715,951)	4,088,872
Prepaid service fees - Class 1	—	—	—	—
Interest receivable	300,111	(171,799)	(30,605)	58,145
Receivable from other series	—	—	—	—
Receivable from related parties	—	—	—	—
Other assets	4	250,003	3	—
Incentive fees payable to Managing Owner	272,784	(1,783,801)	15,881	(185,791)
Management fees payable to Managing Owner	(13,061)	(9,562)	(1,322)	(1,770)
Interest payable to Managing Owner	(21,729)	16,064	(3,415)	(6,812)
Trading fees payable to Managing Owner	(4,748)	(844)	(780)	(834)
Service fees payable to Managing Owner	(11,894)	(10,950)	(2,914)	(2,903)
Payables to related parties	(5,794)	4,500	329	211
Other liabilities	6,200	—	(155)	—

Net cash provided by (used in) operating activities	37,249,603	6,688,158	896,252	225,374

Cash Flows from Financing Activities:
Proceeds from sale of units	104,482	128,231	8,267	10,998
Payment for redemption of units	(5,039,057)	(4,743,413)	(802,638)	(698,003)
Payment made by the Managing Owner	—	160,099	—	—
Pending owner additions	(1,534)	(560)	(115)	(74)
Owner redemptions payable	(424,103)	(13,705)	(13,670)	(15,432)

Net cash provided by (used in) financing activities	(5,360,212)	(4,469,348)	(808,156)	(702,511)

Net increase (decrease) in cash and cash equivalents	31,889,391	2,218,810	88,096	(477,137)

Cash and cash equivalents, beginning of period	4,895,183	5,644,510	220,371	878,280
Cash and cash equivalents, end of period	$36,784,574	$7,863,320	$308,467	$401,143

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds
Statements of Cash Flows
For the Six Months Ended June 30, 2016 and 2015
(Unaudited)

	Equinox Frontier Winton Fund		Equinox Frontier Heritage Fund
	6/30/2016	6/30/2015	6/30/2016	6/30/2015

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$3,940,684	$(2,023,778)	$889,539	$(334,181)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	(4,609,048)	—	—	—
Net change in ownership allocation of U.S. Treasury securities	3,973,900	2,175,647	873,879	687,650
Net unrealized (gain)/loss on swap contracts	—	—	(672,035)	(268,786)
Net realized (gain)/loss on swap contracts	—	—	—	—
Net unrealized (gain) loss on U.S. Treasury securities, at fair value	(345,259)	616,192	(78,536)	139,126
Net realized (gain) loss on U.S. Treasury securities, at fair value	(1,196,438)	(111,546)	(254,587)	(25,632)
(Purchases) sale of:
Sales of U.S. Treasury Securities	5,231,938	5,740,839	1,569,369	1,293,839
Purchases of U.S. Treasury Securities	(5,237,808)	(4,444,636)	(1,129,741)	(1,004,975)
Increase and/or decrease in:
Receivable from futures commission merchants	(4,859,709)	—	—	—
Change in control of ownership of trading companies	2,194,231	—	(82,544)	100,153
Investments in unconsolidated trading companies, at fair value	297,554	730,619	(966,559)	145,343
Interest receivable	54,689	15,769	19,921	6,653
Receivable from related parties	—	—	—	—
Other assets	2	—	2	—
Incentive fees payable to Managing Owner	—	(1,178,364)	—	(239,327)
Management fees payable to Managing Owner	(6,817)	(12,571)	(1,709)	(4,245)
Interest payable to Managing Owner	(9,872)	(2,403)	(2,765)	(805)
Trading fees payable to Managing Owner	(1,116)	(1,727)	(462)	(371)
Service fees payable to Managing Owner	(3,033)	(6,465)	(1,305)	(1,220)
Payables to related parties	152,638	7,984	597	595
Other liabilities	—	—	1	—

Net cash provided by (used in) operating activities	(423,464)	1,505,560	163,065	493,817

Cash Flows from Financing Activities:
Proceeds from sale of units	81,676	93,346	19,931	23,193
Payment for redemption of units	(696,067)	(1,334,347)	(382,218)	(469,510)
Pending owner additions	(505)	(1,408)	(77)	(47)
Owner redemptions payable	(51,671)	(21,902)	(84,355)	(21,408)

Net cash provided by (used in) financing activities	(666,567)	(1,264,311)	(446,719)	(467,772)

Net increase (decrease) in cash and cash equivalents	(1,090,031)	241,249	(283,654)	26,045

Cash and cash equivalents, beginning of period	2,928,616	4,012,974	655,319	921,598
Cash and cash equivalents, end of period	$1,838,585	$4,254,223	$371,665	$947,643

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

The Trust, with respect to each Series:

•	engages in the speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts), and may, from time to time, engage in cash and spot transactions;

•	allocates funds to a limited liability trading company or companies (“Trading Company” or “Trading Companies”) and Galaxy Plus entities (“Galaxy Plus”). Except as otherwise described in these notes, each Trading Company and Galaxy Plus entity has one-year renewable contracts with its own independent commodity trading advisor(s), or each, a Trading Advisor, that will manage all or a portion of such Trading Company’s and Galaxy Plus assets and make the trading decisions for the assets of each Series vested in such Trading Company and Galaxy Plus entity. Each Trading Company and Galaxy Plus entity will segregate its assets from any other Trading Company and Galaxy Plus entity;

•	maintains separate, distinct records for each Series, and accounts for the assets of each Series separately from the other Series;

•	calculates the Net Asset Value (“NAV”) of its Units for each Series separately from the other Series;

•	has an investment objective of increasing the value of each Series’ Units over the long term (capital appreciation), while managing risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments;

•	maintains each Series of Units with between three to seven sub-classes—Class 1, Class 1AP, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1, or Class 1a Units of any Series are charged a service fee of up to two percent (2.0%) annually of the NAV (or purchase price, in case of initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to two percent (2.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 and Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to two percent (2.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to selling agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Equinox Frontier Diversified Fund, and Equinox Frontier Masters Fund or Class 2a Units of the Equinox Frontier Long/Short Commodity Fund sold) until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series. Class 1AP was created as a sub-class of Class 1 and it has been presented separately because the fees applicable to it are different from those applicable to Class 1. Currently the service fee is not charged to Class 1AP investors. The Managing Owner may also pay selling agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such selling agents; and

•	all payments made to selling agents who are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and their associated persons that constitute underwriting compensation will be subject to the limitations set forth in Rule 2310(b)(4)(B)(ii) (formerly Rule 2810(b)(4)(B)(ii)) of the Conduct Rules of FINRA (“Rule 2310”). An investor’s Class 1 Units or Class 2 Units of any Series, or Class 1a Units or Class 2a Units of the Equinox Frontier Long/Short Commodity Fund or Equinox Frontier Balanced Fund will be classified as Class 3 or Class 3a Units of such Series, as applicable, when the Managing Owner determines that the fee limitation set forth in the Series’ prospectus with respect to such Units has been reached or will be reached. No service fees are paid with respect to Class 3 or Class 3a Units. Units of any Class in a Series may be redeemed, in whole or in part, on a daily basis, at the then current NAV per Unit for such Series on the day of the week after the date the Managing Owner is in receipt of a redemption request for at least one (1) Business Day to be received by the Managing Owner prior to 4:00 PM in New York.

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

As of June 30, 2016, the Trust, with respect to the Equinox Frontier Diversified Fund, Equinox Frontier Masters Fund, Equinox Frontier Select Fund, Equinox Frontier Winton Fund and Equinox Frontier Heritage Fund separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Equinox Frontier Balanced Fund and the Equinox Frontier Long/Short Commodity Fund separates Units into a maximum of six separate Classes—Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a. Between April 15, 2016 and June 30, 2016, a portion as of the interests in Frontier Trading Company I, LLC and all of the interests in Frontier Trading Company VII, LLC held by the Equinox Frontier Diversified Fund, Equinox Frontier Masters Fund, Equinox Frontier Balanced Fund and the Equinox Frontier Long/Short Commodity Fund were exchanged for equivalent interests in the Galaxy Plus Managed Account Platform (“Galaxy Plus”) which is an unaffiliated, third-party managed account platform. Certain assets of Frontier Trading Company I, LLC, which included exposure to QuantMetrics Capital Management LLP’s QM Futures Program, Quantitative Investment Management, LLC’s Quantitative Global Program, Quest Partners LLC Quest Tracker Index Program, and Chesapeake Capital Management, LLC’s Diversified Program, and the assets of Frontier Trading Company VII, LLC, which included exposure to Emil van Essen LLC’s Multi-Strategy Program, Red Oak Commodity Advisors, Inc.’s Fundamental Diversified Program, Rosetta Capital Management, LLC’s Rosetta Trading Program, and Landmark Trading Company’s Landmark Program, have been transferred to individual Delaware limited liability companies (“Master Funds”) in Galaxy Plus. Each Master Fund is sponsored and operated by Gemini Alternative Funds, LLC (the “Sponsor”). The Sponsor has contracted with the trading advisor to manage the portfolios of the Master Funds pursuant to the advisors’ respective program. For those Series that invest in Galaxy Plus, approximately 30-70% those Series assets are used to support the margin requirements of the Master Funds. The remaining assets in the Series are split between investments in Trading Companies and into a pooled cash management account that invests primarily in U.S. Treasury Securities. For those Series that do not invest in Galaxy Plus, their assets are split between investments in Trading Companies and investments in the pooled cash management account.

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

Consolidation —The Series, through investing in the Trading Companies and Galaxy Plus, authorize certain Trading Advisors to place trades and manage assets at pre-determined investment levels. The Trading Companies were organized by the Managing Owner for the purpose of investing in commodities interests and derivative instruments, and have no operating income or expenses, except for trading income and expenses, all of which is allocated to the Series. Galaxy Plus is a series of Delaware limited liability companies, sponsored by Gemini Alternative Funds, LLC, that create exposure to a variety of third party professional managed futures and foreign exchange advisors. Galaxy Plus is available to qualified high-net-worth individuals and institutional investors. Trading Companies and Galaxy Plus entities in which a Series has a controlling and majority equity interest are consolidated by such Series. Investments in Trading Companies and Galaxy Plus entities in which a Series does not have a controlling and majority interest are accounted for under the equity method, which approximates fair value. Fair value represents the proportionate share of the Series’ interest in the NAV in a Trading Company or Galaxy Plus entity. The equity interest held by Series of the Trust is shown as investments in unconsolidated Trading Companies or investments in private investment companies in the statements of financial condition. The income or loss attributable thereto in proportion of investment level is shown in the statements of operations as change in fair value of investments in unconsolidated Trading Companies or net unrealized gain/(loss) on private investment companies.

As of June 30, 2016, the consolidated balance sheet of Equinox Frontier Balanced Fund included the assets and liabilities of its majority owned Trading Companies and Galaxy Plus entities. These Trading Companies include Frontier Trading Company XIV, LLC, Frontier Trading Company XXIII, LLC, Frontier Trading Company IX, LLC and Frontier Trading Company XXXIV, LLC. The Galaxy Plus entities include Galaxy plus Fund – QIM Master Fund (526) LLC and Galaxy Plus Fund – Quantmetrics Master Fund (527) LLC.

For the six months ended June 30, 2016, the consolidated statement of operations of Equinox Frontier Balanced Fund included the earnings of its majority owned Trading Companies and Galaxy Plus entities beginning listed above. Equinox Frontier Balanced Fund began investing in Galaxy Plus beginning April 15, 2016.

As of June 30, 2016, the consolidated balance sheet of Equinox Frontier Long/Short Commodity Fund included the assets and liabilities of its majority owned Trading Company and Galaxy Plus entity, Frontier Trading Company XXXVII, LLC and Galaxy Plus Fund – LRR Master Fund (522) LLC, respectively.

For the six months ended June 30, 2016, the consolidated statement of operations of Equinox Frontier Long/Short Commodity Fund included the earnings of its majority owned Trading Company and Galaxy Plus entity listed above. Equinox Frontier Long/Short Commodity Fund began investing in Galaxy Plus beginning April 15, 2016.

As of June 30, 2016, the consolidated balance sheet of Equinox Frontier Diversified Fund included the assets and liabilities of its majority owned Frontier Trading Company XXXV, LLC and the assets and liabilities of its majority owned Galaxy Plus entities, Galaxy Plus Fund – Chesapeake Master Fund (518) LLC and Galaxy Plus Fund – Quest Master Fund (517) LLC.

For the six months ended June 30, 2016, the consolidated statement of operations of Equinox Frontier Diversified Fund included the earnings of its majority owned Trading Company and Galaxy Plus entities listed above. Equinox Frontier Diversified Fund began investing in Galaxy Plus beginning April 15, 2016.

As of and for the six months ended June 30, 2016, the consolidated balance sheet and statement of operations of Equinox Frontier Heritage Fund included the assets and liabilities, and earnings, respectively, of its majority owned Trading Company, Frontier Trading Company XXXIX, LLC.

As of and for the six months ended June 30, 2016, the consolidated balance sheet and statement of operations of Equinox Frontier Select Fund included the assets and liabilities, and earnings, respectively, of its majority owned Trading Company, Frontier Trading Company XV, LLC.

As of and for the six months ended June 30, 2016, the consolidated balance sheet and statement of operations of Equinox Frontier Winton Fund included the assets and liabilities, and earnings, respectively, of its majority owned Trading Company, Frontier Trading Company II, LLC.

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

Interest Income—U.S. Treasury Securities are pooled for purposes of maximizing returns on these assets to investors of all Series. Interest income from pooled cash management assets is recognized on the accrual basis and allocated daily to each Series based upon its daily proportion of ownership of the pool. Aggregate interest income from all sources, including U.S. Treasuries and assets held at a futures commission merchant (“FCM”), of up to two percentage points of the aggregate percentage yield (annualized) of net asset value less any fair market value related to swaps, is paid to the Managing Owner by the Equinox Frontier Balanced Fund (Class 1, and Class 2 only), Equinox Frontier Select Fund, Equinox Frontier Winton Fund and Equinox Frontier Heritage Fund. For the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund, Equinox Frontier Masters Fund and Equinox Frontier Balanced Fund (Class 1a, Class 2a and Class 3a only), 20% of the total interest allocated to each Series is paid to the Managing Owner from January 1, 2016 through April 28, 2016, thereafter 100% of the interest is retained by the respective Series. All interest not paid to the Managing Owner is interest income to the Series, and shown net on the statement of operations. Effective April 29, 2016, Equinox Frontier Diversified Fund, Equinox Frontier Masters Fund and Equinox Frontier Long/Short Commodity Fund no longer allocate interest income to the Managing Owner and retain one hundred percent of total interest allocated to these series.

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

Allocation of Earnings—Each Series of the Trust may maintain between three or six classes of Units—Class 1, Class 2, Class 3, Class 1a, Class 2a, Class 3a and Class 1AP. All classes have identical voting, dividend, liquidation and other rights and the same terms and conditions, except that fees charged to a Class or Series differ as described below. Revenues, expenses (other than expenses attributable to a specific class), and realized and unrealized trading gains and losses of each Series are allocated daily to Class 1, Class 1a, Class 2, Class 2a, Class 3, Class 3a and Class 1AP Units based on each Class’ respective owners’ capital balances as applicable to the classes maintained by the Series.

Each Series allocates funds to an affiliated Trading Company, or Companies, of the Trust, or Galaxy Plus. Each Trading Company allocates all of its daily trading gains or losses to the Series in proportion to each Series’ ownership trading level interest in the Trading Company, adjusted on a daily basis (except for Trading Advisors and other investments such as Swaps that are directly allocated to a specific series). Likewise, trading gains and losses earned and incurred by the Series through their investments in Galaxy Plus entities are allocated to those series on a daily basis. The allocation of gains and losses in Galaxy Plus entities are based on each series pro-rata shares of the trading level of that entity which is updated at the beginning of each month or more frequently if there is a subscription or redemption activity in the entity. The value of all open contracts and cash held at clearing brokers is similarly allocated to the Series in proportion to each Series’ funds allocated to the Trading Companies or Galaxy Plus entities.

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

Service Fees—The Trust may maintain each Series of Units in three to seven sub-classes—Class 1, Class 1AP, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of any Series are charged a service fee of up to two percent (2.0%) annually of the NAV (or purchase price, in case of initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to two percent (2.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to two percent (2.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to selling agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Equinox Frontier Diversified Fund and Equinox Frontier Masters Fund or Class 2a Units of the Equinox Frontier Long/Short Commodity Fund sold) until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series for administrative purposes. Currently the service fee is not charged to Class 1AP investors. The Managing Owner may also pay selling agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such selling agents.

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

Reclassification – Certain amounts in the 2015 financial statements have been reclassified to conform with the 2016 presentation. None of the reclasses had an impact on the NAV or performance of the Series.

Subsequent Events—The Trust, with respect to the Series, follows the provisions of ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date and up through the date the financial statements are issued. The trust is in ongoing transition to Galaxy Plus to access the CTA returns. Gemini is now performing quarterly financial reporting requirements along with the regular administrative services including the calculation of net asset value, trade reconciliation, audit support and other financial bookkeeping services. Effective April 29, 2016 Equinox Frontier Diversified Fund, Equinox Frontier Masters Fund and Equinox Frontier Long/Short Commodity Fund retain one hundred percent of total interest allocated to these series. The Managing Owner waives its rights to 20% of the total interest for these series. . Also Effective April 29, 2016, the Equinox Frontier Long/Short Commodity Fund (Classes 2 and 3), Equinox Frontier Balanced Fund, Equinox Frontier Select Fund, Equinox Frontier Winton Fund and Equinox Frontier Heritage Fund pays to the Managing Owner a trading fee, or FCM Fee, of up to 0.75% of such Series’ Notional Trading Level. The Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund (Classes 1a, 2a and 3a) and Equinox Frontier Masters Fund pays to the Managing Owner a trading fee, or FCM Fee, of up to 2.25% of Series Notional Trading Level and a custodial/due diligence fee of 0.12% of such Series’ NAV, calculated daily and does not charge the full Trading Fee due to the cost associated with the programming changes at BNP the Administrator.

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

Investments in Private Investment Companies. Investments in private investment companies are valued utilizing the net asset values provided by the underlying private investment companies as a practical expedient. The Fund applies the practical expedient to its investments in private investment companies on an investment-by-investment basis, and consistently with the Fund’s entire position in a particular investment, unless it is probable that the Fund will sell a portion of an investment at an amount different from the net asset value of the investment.  Management has adopted Accounting Standards Update (“ASU”) ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) — a consensus of the Emerging Issues Task Force issued, on May 1, 2015. The guidance in this standard was effective for interim and annual periods beginning after December 15, 2015. In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) have not been classified in the fair value hierarchy below.

The following table summarizes the instruments that comprise the Trust, with respect to the Series, financial asset portfolio, by Series, measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value. Investments in private investment companies are valued utilizing the net asset values provided by the underlying private investment companies as a practical expedient. Each Series applies the practical expedient to its investments in private investment companies on an investment-by-investment basis, and consistently with the Series entire position in a particular investment, unless it is probable that the Series will sell a portion of an investment at an amount different from the net asset value of the investment. Management has adopted Accounting Standards Update (“ASU”) ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) - a consensus of the Emerging Issues Task Force issued, on May 1, 2015. The guidance in this standard was effective for interim and annual periods beginning after December 15, 2015. In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) have not been classified in the fair value hierarchy below.

				Total
June 30, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value

Equinox Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$11,565,543	$279,224	$—	$11,844,767
Open Trade Equity (Deficit)	1,748,317	—	—	1,748,317
Swap Contracts	—	—	6,932,856	6,932,856
U.S. Treasury Securities	7,189,274	—	—	7,189,274
Equinox Frontier Masters Fund
Investment in Unconsolidated Trading Companies	6,872,682	150,010	—	7,022,692
U.S. Treasury Securities	6,346,891	—	—	6,346,891
Equinox Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	1,184,686	7,359	—	1,192,045
Open Trade Equity (Deficit)	150,135	—	—	150,135
Options written	(97,890)	—	—	(97,890)
Swap Contracts	—	—	4,144,523	4,144,523
U.S. Treasury Securities	(1,294,652)	—	—	(1,294,652)
Equinox Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	11,548,565	330,361	—	11,878,926
Open Trade Equity (Deficit)	76,836	—	—	76,836
Swap Contracts	—	—	16,013,588	16,013,588
U.S. Treasury Securities	24,786,908	—	—	24,786,908
Equinox Frontier Select Fund
Investment in Unconsolidated Trading Companies	680,226	—	4,183,565	4,863,791
Open Trade Equity (Deficit)	2,056,702	—	—	2,056,702
U.S. Treasury Securities	3,723,152	—	—	3,723,152
Winton Fund
Open Trade Equity (Deficit)	5,208,627	—	—	5,208,627
U.S. Treasury Securities	22,191,484	—	—	22,191,484
Equinox Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	2,295,820	76,325	—	2,372,145
Swap Contracts	—	—	8,628,803	8,628,803
U.S. Treasury Securities	4,528,193	—	—	4,528,193

				Total
December 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value

Equinox Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$15,844,097	$250,110	$—	$16,094,207
Swap Contracts	—	—	8,685,849	8,685,849
U.S. Treasury Securities	27,604,916	—	—	27,604,916
Equinox Frontier Masters Fund
Investment in Unconsolidated Trading Companies	9,383,235	26,695	—	9,409,930
U.S. Treasury Securities	11,953,206	—	—	11,953,206
Equinox Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	3,355,174	59,489	—	3,414,663
Swap Contracts	—	—	4,332,428	4,332,428
U.S. Treasury Securities	4,792,817	—	—	4,792,817
Equinox Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	17,357,475	266,493	—	17,623,968
Open Trade Equity (Deficit)	11,530	—	—	11,530
Swap Contracts	—	—	19,157,520	19,157,520
U.S. Treasury Securities	41,148,676	—	—	41,148,676
Equinox Frontier Select Fund				—
Investment in Unconsolidated Trading Companies	213,921	—	3,933,919	4,147,840
Open Trade Equity (Deficit)	462,339	—	—	462,339
U.S. Treasury Securities	1,852,429	—	—	1,852,429
Equinox Frontier Winton Fund
Investment in Unconsolidated Trading Companies	297,554	—	—	297,554
Open Trade Equity (Deficit)	599,579	—	—	599,579
U.S. Treasury Securities	24,617,817	—	—	24,617,817
Equinox Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	1,403,461	2,125	—	1,405,586
Swap Contracts	—	—	7,960,268	7,960,268
U.S. Treasury Securities	5,508,577	—	—	5,508,577

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the statements of operations. Investment in unconsolidated trading company asset gains and losses (realized/unrealized) included in earnings are classified in “Change in fair value of investments in unconsolidated trading companies.” During the six months June 30, 2016, all identified Level 3 assets are components of the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund, Equinox Frontier Balanced Fund, Equinox Frontier Select Fund, and Equinox Frontier Heritage Fund.

For the Six Months Ended June 30, 2016

Swaps

	Equinox Frontier	Equinox Frontier Long/Short	Equinox Frontier
	Diversified Fund	Commodity Fund	Balanced Fund

Balance of recurring Level 3 assets as of January 1, 2016	$8,685,849	$4,332,428	$19,157,520
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—	—
Included in earnings-unrealized	(1,752,993)	(187,905)	(3,143,932)
Purchases of investments	—	—	—
Sales of investments	—	—	—
Change in ownership allocation of total return swaps	—	—	—
Transfers in and/or out of Level 3	—	—	—
Balance of recurring Level 3 assets as of June 30, 2016	$6,932,856	$4,144,523	$16,013,588

Equinox Frontier
Heritage Fund

Balance of recurring Level 3 assets as of January 1, 2016	$7,960,268
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	$672,035
Purchases of investments	—
Sales of investments	—
Change in ownership allocation of total return swaps	—
Transfers in and/or out of Level 3	—
Balance of recurring Level 3 assets as of June 30, 2016	$8,632,303

Investments in Unconsolidated Trading Companies:

Equinox Frontier Select
Fund

Balance of recurring Level 3 assets as of January 1, 2016	$4,147,840
Change in fair value of investments in unconsolidated trading companies	249,646
Proceeds from sales of investments of unconsolidated trading companies	—
Purchases of investments of unconsolidated trading companies	466,305
Change in ownership allocation	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of June 30, 2016	$4,863,791

For the Year Ended December 31, 2015

Swaps:

		Equinox Frontier
	Equinox Frontier	Long/Short	Equinox Frontier
	Diversified Fund	Commodity Fund	Balanced Fund
Balance of recurring Level 3 assets as of January 1, 2015	$6,570,408	$3,633,060	$18,246,954
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—	—
Included in earnings-unrealized	2,115,441	(300,632)	910,566
Purchases of investments	—	1,000,000	—
Sales of investments	—	—	—
Change in ownership allocation of total return swaps	—	—	—
Transfers in and/or out of Level 3	—	—	—
Balance of recurring Level 3 assets as of December 31, 2015	$8,685,849	$4,332,428	$19,157,520

Equinox Frontier
Heritage Fund
Balance of recurring Level 3 assets as of January 1, 2015	$7,540,465
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	419,803
Purchases of investments	—
Sales of investments	—
Change in ownership allocation of total return swaps	—
Transfers in and/or out of Level 3	—
Balance of recurring Level 3 assets as of December 31, 2015	$7,960,268

Investments in Unconsolidated Trading Companies:

Equinox Frontier
Select Fund

Balance of recurring Level 3 assets as of January 1, 2015	$3,539,498
Change in fair value of investments in unconsolidated trading companies	394,421
Proceeds from sales of investments of unconsolidated trading companies	—
Purchases of investments of unconsolidated trading companies	—
Change in ownership allocation	—
Transfers in and/or out of Level 3	—
Balance of recurring Level 3 assets as of December 31, 2015	$3,933,919

The Series of the Trust assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Series’ accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the six months ended June 30, 2016, the Trust did not transfer any assets between Levels 1, 2 or 3.

The amounts reflected in the change in ownership allocation result from changes in ownership in the underlying Trading Companies at the Series level, which have resulted in changes in consolidation or de-consolidation by the Series. The ownership in the Trading Companies is accounted for under the equity method, which approximates fair value.

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at June 30, 2016:

		Equinox Frontier
	Equinox Frontier	Long/Short Commodity	Equinox Frontier	Equinox Frontier
	Diversified Fund	Fund	Balanced Fund (3)	Heritage Fund
Swaps	$(1,752,993)	$(187,904)	$(3,143,931)	$675,535

Equinox Frontier Select
Fund
Investments in Unconsolidated Trading Companies	$251,551

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2015:

		Equinox Frontier
	Equinox Frontier	Long/Short	Equinox Frontier	Equinox Frontier
	Diversified Fund	Commodity Fund	Balanced Fund	Heritage Fund
Swaps	$2,115,441	$(300,633)	$910,566	$419,803

Equinox Frontier
Select Fund
Investments in Unconsolidated Trading Companies	$394,421

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

The Series have invested in the following Swaps as of and for the six months ended June 30, 2016:

		Equinox Frontier Diversified	Equinox Frontier Long/Short
	Equinox Frontier Balanced Fund	Fund	Commodity Fund	Equinox Frontier Heritage Fund
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$6,413,588	$13,851,707	$1,877,692	$11,413,283
Termination Date	8/2/2018	8/2/2018	8/7/2018	3/26/2018
Cash Collateral	$9,600,000	$3,400,000	$3,880,000	$5,985,998
Swap Value	$6,413,588	$3,532,856	$264,523	$2,642,804
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	($3,143,931)	($1,752,993)	($187,904)	$675,535
Fair Value as of 6/30/2016	$16,013,588	$6,932,856	$4,144,523	$8,632,303

The Series have invested in the following Swaps as of and for the year ended December 31, 2015:

		Equinox Frontier Diversified	Equinox Frontier Long/Short
	Equinox Frontier Balanced Fund	Fund	Commodity Fund	Equinox Frontier Heritage Fund
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$22,580,043	$13,851,707	$1,877,692	$12,663,283
Termination Date	8/2/2018	8/2/2018	8/7/2018	3/26/2018
Cash Collateral	$9,600,000	$3,400,000	$3,880,000	$5,993,000
Swap Value	$9,557,519	$5,285,849	$452,428	$1,967,269
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	$910,566	$2,115,441	($300,633)	$419,803
Fair Value as of 9/30/2015	$19,157,519	$8,685,849	$4,332,428	$7,960,269

5. Investments in Unconsolidated Trading Companies and Private Investment Companies

Investments in unconsolidated trading companies represent cash and open trade equity invested in the Trading and Private Investment Companies as well as by each Series and cumulative trading profits or losses allocated to each Series by the Trading Companies. Trading Companies allocate trading profits or losses on the basis of the proportion of each Series’ capital allocated for trading to each respective Trading Company, which bears no relationship to the amount of cash invested by a Series in the Trading Company. The Trading Companies are valued using the equity method of accounting, which approximates fair value.

The following table summarizes each of the Series’ investments in unconsolidated Trading and Private Investment Companies as of June 30, 2016 and December 31, 2015:

	As of June 30, 2016		As of December 31, 2015
	Percentage of		Percentage of
	Series Net		Series Net
	Assets Invested		Assets Invested
	in Unconsolidated		in Unconsolidated
	Trading and Private Investment Companies	Fair Value	Trading and Private Investment Companies	Fair Value
Series

Frontier Diversified Series —
Frontier Trading Companies II, VII, XXIII and XXXVII	20.75%	$11,844,767	28.89%	$16,094,207

Frontier Masters Series —
Frontier Trading Companies I, II, VII, XV and XXXVIII	34.80%	$7,022,692	41.22%	$9,409,930

Frontier Long/Short Commodity Series —
Frontier Trading Company VII and XXXVIII	10.92%	$1,214,622	26.08%	$3,414,663

Balanced Series —
Frontier Trading Companies I, II, VII, XV, XXXIX and XXXVIII	13.78%	$11,878,926	19.56%	$17,623,968

Frontier Select Series—
Frontier Trading Companies XXXIX and XXXVIII	36.18%	$4,863,791	20.83%	$4,147,840

Winton Series —
Frontier Trading Company II and XXXVIII	—%	$—	0.72%	$297,554

Frontier Heritage Series—
Frontier Trading Companies II and XXXVIII	20.21%	$2,372,145	9.08%	$14,055,886

Frontier Diversified Series —
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	6.36%	$3,629,617
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	1.63	927,749
Galaxy Plus Fund - QIM Feeder Fund (526)	9.65	5,508,366
Galaxy Plus Fund - Quantmetrics Feeder Fund (527)	15.86	9,054,129

Frontier Masters Series —
Galaxy Plus Fund - Chesapeake Feeder Fund (518)	20.31%	$4,098,267
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	10.83	2,184,989

Frontier Long/Short Commodity Series —
Galaxy Plus Fund - Chesapeake Feeder Fund (518)	17.64%	$1,925,833
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	13.00	1,419,114

Balanced Series —
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	5.14%	$4,431,615
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	2.91	2,507,799
Galaxy Plus Fund - Quest Feeder Fund (517)	1.49	1,281,893

The following tables summarize each of the Series; equity in earnings from unconsolidated Trading and Private Investment Companies for the six and three months ended June 30, 2016 and 2015.

	Six Months Ended June 30, 2016				Six Months Ended June 30, 2015
			Change in				Change in
	Trading	Realized	Unrealized	Net Income	Trading	Realized	Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)
Trading Company
Equniox Frontier Balanced Fund —
Frontier Trading Company I LLC	$(291,912)	$2,837,850	$384,155	$2,930,095	$(173,656)	$3,024,584	$28,819	$2,879,747
Frontier Trading Company II LLC	(7,911)	3,032	798,440	793,563	(10,988)	749,066	(720,413)	17,665
Frontier Trading Company VII, LLC	(97,942)	464,066	1,509,172	1,875,296	(189,079)	646,642	714,340	1,171,903
Frontier Trading Company XV, LLC	—	—	—	—	(124)	(217,025)	217,318	169
Frontier Trading Company XXXVIII, LLC	(23,497)	(1,572,202)	(7,975)	(1,603,674)	(27,010)	1,355,729	(729,990)	598,729
Frontier Trading Company XXIX, LLC	(10)	7,074	—	7,064	—	—	—	—
Frontier Trading Company XIV, LLC	(1,293)	9,537	(15,937)	(7,693)	—	—	—	—
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	—	—	(473,966)	(473,966)	—	—	—	—
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	—	—	(76,438)	(76,438)	—	—	—	—
Galaxy Plus Fund - Quest Feeder Fund (517)	—	—	13,860	13,860	—	—	—	—
Total	$(422,565)	$1,749,357	$2,131,311	$3,458,107	$(400,857)	$5,558,996	$(489,926)	$4,668,213
Equniox Frontier Winton Fund —
Frontier Trading Company XXXVIII, LLC	(14,000)	(996,591)	(75,348)	(1,085,939)	$(15,485)	$748,101	$(394,852)	$337,764
Frontier Trading Company II LLC	—	—	—	—	(28,184)	1,889,892	(1,817,483)	44,225
Total	$(14,000)	$(996,591)	$(75,348)	$(1,085,939)	$(43,669)	$2,637,993	$(2,212,335)	$381,989
Equniox Frontier Frontier Select Fund —
Frontier Trading Company XV, LLC	$—	$—	$—	$—	$—	$(195)	$2,173	$1,978
Frontier Trading Company XXXIX, LLC	(3,394)	—	335,581	332,189	—	—	127,536	127,536
Frontier Trading Company XXXVIII, LLC	(537)	(61,869)	(18,230)	(80,638)	(1,797)	64,307	(16,288)	46,222
Total	$(3,931)	$(61,869)	$317,351	$251,551	$(1,797)	$64,112	$113,421	$175,736
Equniox Frontier Heritage Fund —
Frontier Trading Company II LLC	$(4,236)	$4,852	$429,014	$429,630	$(5,187)	$380,897	$(330,929)	$44,781
Frontier Trading Company XXXVIII, LLC	(2,982)	(214,680)	(15,685)	(233,347)	(3,489)	167,362	(86,307)	77,566
Total	$(7,218)	$(209,828)	$413,329	$196,283	$(8,676)	$548,259	$(417,236)	$122,347

Equinox Frontier Long/Short Commodity Fund

Frontier Trading Company I LLC	$(3,979)	$145,864	$32,717	$174,602	$—	$—	$—	$—
Frontier Trading Companies XVIII, LLC	—	—	—	—
Frontier Trading Companies VII, LLC	(30,876)	(12,785)	312,798	269,137	(148,403)	1,306,637	125,916	1,284,150
Frontier Trading Company XXXVIII, LLC	(1,920)	156,899	(336,795)	(181,816)	(4,833)	276,057	(133,153)	138,071
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	—	—	(387,493)	(387,493)	—	—	—	—
Galaxy Plus Fund - Chesapeake Feeder Fund (518)	—	—	250,381	250,381	—	—	—	—
Total	$(36,775)	$289,978	$(128,392)	$124,811	$(153,236)	$1,582,694	$(7,237)	$1,422,221

Equinox Frontier Diversified Fund —
Frontier Trading Company I LLC	$(258,906)	$1,820,739	$(172,448)	$1,389,385	$—	$—	$—	$—
Frontier Trading Company II LLC	(5,852)	8,485	603,376	606,009	(8,329)	647,469	(548,028)	91,112
Frontier Trading Company VII, LLC	(80,881)	(566,171)	2,324,104	1,677,052	(168,323)	726,185	587,363	1,145,224
Frontier Trading Company XXIII, LLC	—	—	—	—	(37,701)	721,086	(330,774)	352,611
Frontier Trading Company XXXVIII, LLC	(15,326)	(1,032,792)	70,786	(977,332)	(17,490)	952,971	(463,563)	471,919
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	—	—	(1,190,428)	(1,190,428)	—	—	—	—
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	—	—	(28,777)	(28,777)	—	—	—	—
Galaxy Plus Fund - Quantmetrics Feeder Fund (527)	—	—	211,386	211,386	—	—	—	—
Galaxy Plus Fund - QIM Feeder Fund (526)	—	—	(93,547)	(93,547)	—	—	—
Frontier Trading Company XXIII, LLC	(32,785)	628,128	97,442	692,785	—	—	—	—
Total	$(393,750)	$858,389	$1,821,894	$2,286,533	$(231,843)	$3,047,711	$(755,002)	$2,060,866
Equinox Frontier Masters Fund —
Frontier Trading Company I LLC	$(8,534)	$(318,341)	$171,763	$(155,112)	$(10,535)	$1,180,694	$(1,058,847)	$111,312
Frontier Trading Company II LLC	(3,461)	9,446	363,470	369,455	(4,942)	331,851	(335,234)	(8,325)
Frontier Trading Company XIV, LLC	—	—	—	—	—	—	—	—
Frontier Trading Company XV, LLC	(29,251)	287,234	1,034,834	1,292,817	(28,979)	148,053	(801,924)	(682,850)
Frontier Trading Company VII, LLC	(48,485)	(371,922)	1,208,006	787,599	(86,516)	2,635,986	(1,948,507)	600,963
Frontier Trading Company XXXVIII, LLC	(4,857)	(394,257)	(4,402)	(403,516)	(7,391)	333,664	(165,500)	160,773
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	—	—	(710,445)	(710,445)	—	—	—	—
Galaxy Plus Fund - Chesapeake Feeder Fund (518)	—	—	456,376	456,376	—	—	—	—
Total	$(94,588)	$(787,840)	$2,519,602	$1,637,174	$(138,363)	$4,630,248	$(4,310,012)	$181,873

	Three Months Ended June 30, 2016				Three Months Ended June 30, 2015
			Change in				Change in
	Trading	Realized	Unrealized	Net Income	Trading	Realized	Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)
Trading Company
Equniox Frontier Balanced Fund —
Frontier Trading Company I LLC	$(134,840)	$(938,212)	$1,224,098	$151,046	$(83,797)	$975,639	$(208,851)	$682,991
Frontier Trading Company II LLC	(4,075)	(434,401)	793,481	355,005	(5,791)	(937,794)	(560,595)	(1,504,180)
Frontier Trading Company VII, LLC	(55,681)	245,437	(256,984)	(67,228)	(97,027)	(1,669,662)	2,061,923	295,234
Frontier Trading Company XV, LLC	—	—	—	—	(231)	(492,925)	493,274	118
Frontier Trading Company XXXVIII, LLC	(13,552)	(754,999)	298,598	(469,953)	(17,308)	134,812	(445,903)	(328,399)
Frontier Trading Company XXIX, LLC	—	—	—	—	—	—	—	—
Frontier Trading Company XIV, LLC	(1,293)	9,537	(15,937)	(7,693)	—	—	—	—
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	—	—	(473,966)	(473,966)	—	—	—	—
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	—	—	(76,438)	(76,438)	—	—	—	—
Galaxy Plus Fund - Quest Feeder Fund (517)	—	—	13,860	13,860	—	—	—	—
	—	—			—	—	—	—
Total	$(209,441)	$(1,872,638)	$1,506,712	$(575,367)	$(204,154)	$(1,989,930)	$1,339,848	$(854,236)

Equniox Frontier Winton Fund —
Frontier Trading Company XXXVIII, LLC	$(8,315)	$(478,651)	$8,665	$(478,301)	$(9,599)	$73,551	$(282,923)	$(218,971)
Frontier Trading Company II LLC	—	—	—		(14,911)	(2,419,574)	(1,407,788)	(3,842,273)
Total	$(8,315)	$(478,651)	$8,665	$(478,301)	$(24,510)	$(2,346,023)	$(1,690,711)	$(4,061,244)
Equniox Frontier Frontier Select Fund —
Frontier Trading Company XV, LLC	$—	$—	$—	$—	$—	$—	$(2)	$(2)
Frontier Trading Company XXI, LLC	—	—	—	—	—	—	(967,125)	(967,125)
Frontier Trading Company XXXIX, LLC	(1,697)	—	(109,118)	(110,816)	—	—	127,518	127,518
Frontier Trading Company XXXVIII, LLC	(195)	(26,387)	(14,506)	(41,088)	(2,577)	7,618	(23,723)	(17,104)
Total	$(1,892)	$(26,387)	$(123,624)	$(151,904)	$(2,577)	$7,618	$(863,332)	$(856,713)
Equniox Frontier Heritage Fund —
Frontier Trading Company II LLC	$(2,170)	$(231,385)	$421,718	$188,163	$(2,685)	$(435,646)	$(252,853)	$(691,184)
Frontier Trading Company XXXVIII, LLC	(1,762)	(101,544)	2,109	(101,197)	(2,163)	16,512	(62,218)	(47,870)
Total	$(3,932)	$(332,929)	$423,827	$86,966	$(4,848)	$(419,134)	$(315,071)	$(739,054)

Equinox Frontier Long/Short Commodity Fund

Frontier Trading Company I LLC	$(1,581)	$(129,687)	$124,981	$(6,287)	$—	$—	$—	$—
Frontier Trading Companies XVIII, LLC	—	—	—	—
Frontier Trading Companies VII, LLC	(8,929)	288,560	79,715	359,346	(63,635)	(1,450,691)	1,054,760	(459,566)
Frontier Trading Company XXXVIII, LLC	(874)	(62,203)	13,269	(49,808)	(2,865)	19,681	(69,554)	(52,738)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	—	—	(387,493)	(387,493)	—	—	—	—
Galaxy Plus Fund - Chesapeake Feeder Fund (518)	—	—	250,381	250,381	—	—	—	—
Total	$(11,384)	$96,670	$80,853	$166,139	$(66,500)	$(1,431,010)	$985,206	$(512,304)

Equinox Frontier Diversified Fund —
Frontier Trading Company I LLC	$(121,692)	$(725,098)	$459,962	$(386,828)	$—	$—	$—	$—
Frontier Trading Company II LLC	(2,990)	(318,746)	582,063	260,327	(4,246)	(685,823)	(420,717)	(1,110,786)
Frontier Trading Company VII, LLC	(45,661)	82,553	(170,124)	(133,232)	(85,942)	(1,382,324)	1,810,489	342,223
Frontier Trading Company XXI, LLC	—	—	169,826	169,826	—
Frontier Trading Company XXIII, LLC	(32,785)	628,128	97,442	692,785	(17,919)	(151,523)	(304,555)	(473,997)
Frontier Trading Company XXXVIII, LLC	7,062	566,912	(257,668)	316,306	(10,482)	77,904	(236,705)	(169,283)
Frontier Trading Company XXXIX, LLC	—	—	590,395	590,395	—	—	—
Galaxy Plus Fund - QIM Feeder Fund (526)	—	—	(1,101,366)	(1,101,366)	—	—	—	—
Frontier Trading Company XVIII, LLC	(15,326)	(1,032,792)	70,786	(977,332)	—	—	—	—
Frontier Trading Company XXIII, LLC	17,627	(67,978)	(86,781)	(137,132)	—	—	—	—
Total	$(193,765)	$(867,021)	$354,535	$(706,251)	$(118,589)	$(2,141,766)	$848,512	$(1,411,843)
Equinox Frontier Masters Fund —
Frontier Trading Company I LLC	$(3,436)	$(281,482)	$523,684	$238,766	$(6,561)	$(78,343)	$(920,425)	$(1,005,329)
Frontier Trading Company II LLC	(1,752)	(186,703)	340,469	152,014	(2,613)	(420,988)	(264,127)	(687,728)
Frontier Trading Company XIV, LLC	—	—	—	—	—	—	—	—
Frontier Trading Company XV, LLC	(15,852)	(646,595)	1,036,321	373,874	(14,857)	(979,930)	(372,004)	(1,366,791)
Frontier Trading Company VII, LLC	(27,697)	(9,074)	(83,101)	(119,872)	(50,573)	(775,283)	1,063,371	237,515
Frontier Trading Company XXXVIII, LLC	(2,345)	(153,097)	35,657	(119,787)	(4,586)	35,342	(122,309)	(91,553)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	—	—	(710,445)	(710,445)	—	—	—	—
Galaxy Plus Fund - Chesapeake Feeder Fund (518)	—	—	456,376	456,376	—	—	—	—
Total	$(51,082)	$(1,276,951)	$1,598,961	$270,926	$(79,190)	$(2,219,202)	$(615,494)	$(2,913,886)

The statements of financial condition as of June 30, 2016 and December 31, 2015 and the Condensed Statement of Income for the three and six months ended June 30, 2016 and 2015 for the unconsolidated Trading and Private Investment Companies are as follows:

	Frontier Trading	Frontier Trading	Frontier Trading
Statements of Financial Condition - June 30, 2016	Company I LLC	Company VII LLC	Company XXXVIII LLC

Receivable from commission merchants	$12,912,844	$—	$4,357,302
Open trade equity/(deficit)	619,423	(1)	252,443
Interest receivable/(payable)	(333)	4	248

Total assets	$13,531,933	$3	$4,609,993

Members’ equity	$13,531,933	$3	$4,609,993

Condensed Statement of Income - For the Three Months Ended June 30, 2016

Interest income	$(180)	$(347)	$(545)
Net realized gain/(loss) on investments, less commissions	2,336,902	(378,669)	2,080,657
Change in open trade equity/(deficit)	(2,174,765)	179,747	(391,216)

Net income/(loss)	$161,957	$(199,269)	$1,688,896

Condensed Statement of Income - For the Six Months Ended June 30, 2016

Interest income/(expense)	$3,627	$(1,819)	$(144)
Net realized gain/(loss) on investments, less commissions	(3,651,309)	1,737,348	4,497,702
Change in open trade equity/(deficit)	(78,117)	(6,435,908)	47,142

Net income/(loss)	$(3,725,799)	$(4,700,379)	$4,544,700

Statements of Financial Condition - June 30, 2016	Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	Galaxy Plus Fund - LRR Feeder Fund (522) LLC	Galaxy Plus Fund - Quest Feeder Fund (517)	Galaxy Plus Fund - Chesapeake Feeder Fund (518)	Galaxy Plus Fund - Quantmetrics Feeder Fund (527)	Galaxy Plus Fund - QIM Feeder Fund (526)

Cash and cash equivalents	$11,479,360	$3,437,336	$1,248,319	$5,325,565	$9,051,913	$5,597,201
Open trade equity/(deficit)	175,926	71,873	14,668	751,133	10,937	(115,733)
Options purchased (written)	68,000	(46,862)	—	—	—	—
Other receivables (payables)	(57,949)	(26,967)	36,712	(52,861)	(8,089)	26,899
Members’ equity	$11,665,337	$3,435,380	$1,299,699	$6,023,837	$9,054,761	$5,508,367

Condensed Statement of Income - For the Three and Six Months Ended June 30, 2016

Net unrealized gain/(loss)	(2,762,332)	(105,215)	13,860	706,757	211,386	(93,547)
Net income/(loss)	$(2,762,332)	$(105,215)	$13,860	$706,757	$211,386	$(93,547)

	Frontier Trading	Frontier Trading	Frontier Trading
Statements of Financial Condition - December 31, 2015	Company I LLC	Company VII LLC	Company XXXVIII LLC

Receivable from commission merchants	$22,187,113	$14,330,819	$2,670,015
Open trade equity/(deficit)	(5,651,525)	(1,593,860)	(74,625)
Interest receivable/(payable)	1,089	3	(134)

Total assets	$16,536,677	$12,736,962	$2,595,255

Members’ equity	$23,146,746	$8,002,461	$2,974,694

Condensed Statement of Income - For the Three Months Ended June 30, 2015

Interest income/(expense)	$(1,243)	$479	$707
Net realized gain/(loss) on investments, less commissions	(3,431,043)	(8,596,912)	(2,837,649)
Change in open trade equity/(deficit)	(955,908)	3,773,587	1,391,567

Net income/(loss)	$(4,388,194)	$(4,822,846)	$(1,445,375)

Condensed Statement of Income - For the six months Ended June 30, 2015

Interest income	$(1,630)	$589	$707
Net realized gain/(loss) on investments, less commissions	(3,941,511)	(5,937,702)	(3,827,270)
Change in open trade equity/(deficit)	3,752,063	523,855	1,996,206

Net income/(loss)	$(191,078)	$(5,413,258)	$(1,830,357)

6.	Transactions with Affiliates

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

Trading Fees—In connection with each Series’ trading activities, from January 1, 2016 through April 28, 2016, the Equinox Frontier Long/Short Commodity Fund (Classes 2 and 3), Equinox Frontier Balanced Fund, Equinox Frontier Select Fund, Equinox Frontier Winton Fund and Equinox Frontier Heritage Fund pays to the Managing Owner a trading fee, or FCM Fee, of up to 0.75% of such Series’ NAV, calculated daily. The Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund (Classes 1a, 2a and 3a) and Equinox Frontier Masters Fund pays to the Managing Owner a trading fee, or FCM Fee, of up to 2.25% of nominal assets per prospectus supplement dated June 27 and a custodial/due diligence fee of 0.12% of such Series’ NAV, calculated daily. Effective April 29, 2016, the Equinox Frontier Long/Short Commodity Fund (Classes 2 and 3), Equinox Frontier Balanced Fund, Equinox Frontier Select Fund, Equinox Frontier Winton Fund and Equinox Frontier Heritage Fund pays to the Managing Owner a trading fee, or FCM Fee, of up to 0.75% of such Series’ Notional Trading Level. The Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund (Classes 1a, 2a and 3a) and Equinox Frontier Masters Fund pays to the Managing Owner a trading fee, or FCM Fee, of up to 2.25% of Series Notional Trading Level and a custodial/due diligence fee of 0.12% of such Series’ NAV, calculated daily.

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

Service Fees—In addition, with respect to Class 1 and Class 1a Units of each Series, as applicable, the Series pays monthly or quarterly to the Managing Owner a service fee of up to 3% of NAV annually, which the Managing Owner pays to selling agents of the Trust, with respect to the Series.

The following table summarizes fees earned by the Managing Owner for the three and six months ended June 30, 2016 and 2015

Three Months Ended June 30, 2016	Incentive Fee	Management Fee	Service Fee	Trading Fee

Equinox Frontier Diversified Fund	$223,123	$201,445	$61,895	$356,354
Equinox Frontier Masters Fund	15,801	120,462	36,877	121,827
Equinox Frontier Long/Short Commodity Fund	—	121,570	18,358	57,920
Equinox Frontier Balanced Fund	410,232	186,257	456,323	185,169
Equinox Frontier Select Fund	15,881	67,902	85,705	24,122
Equinox Frontier Winton Fund	—	265,095	169,823	64,892
Equinox Frontier Heritage Fund	—	60,698	63,757	17,962

Three Months Ended June 30, 2015	Incentive Fee	Management Fee	Service Fee	Trading Fee

Equinox Frontier Diversified Fund	$4,000	$243,004	$108,250	$351,096
Equinox Frontier Masters Fund	41,072	182,496	60,813	147,701
Equinox Frontier Long/Short Commodity Fund	40,149	131,237	29,629	65,150
Equinox Frontier Balanced Fund	9,517	267,377	556,081	194,144
Equinox Frontier Select Fund	—	78,206	101,967	28,454
Equinox Frontier Winton Fund	—	307,212	198,125	74,984
Equinox Frontier Heritage Fund	—	70,986	74,974	25,063

Six Months Ended June 30, 2016	Incentive Fee	Management Fee	Service Fee	Trading Fee

Equinox Frontier Diversified Fund	$1,144,159	$440,292	$138,073	$715,059
Equinox Frontier Masters Fund	242,029	282,097	84,012	260,171
Equinox Frontier Long/Short Commodity Fund	134,601	260,116	39,389	113,873
Equinox Frontier Balanced Fund	1,345,849	420,282	940,395	357,958
Equinox Frontier Select Fund	39,867	138,723	179,149	50,302
Equinox Frontier Winton Fund	99,067	540,915	349,678	133,216
Equinox Frontier Heritage Fund	9,072	123,719	131,426	40,676

Six Months Ended June 30, 2015	Incentive Fee	Management Fee	Service Fee	Trading Fee

Equinox Frontier Diversified Fund	$1,638,242	$489,308	$230,168	$721,898
Equinox Frontier Masters Fund	576,374	361,156	125,991	301,334
Equinox Frontier Long/Short Commodity Fund	279,366	254,273	61,529	134,078
Equinox Frontier Balanced Fund	1,496,474	526,972	1,118,882	389,488
Equinox Frontier Select Fund	158,971	158,278	208,868	58,347
Equinox Frontier Winton Fund	715,409	630,317	403,462	151,960
Equinox Frontier Heritage Fund	132,676	148,884	151,991	50,754

The following table summarizes fees payable to the Managing Owner as of June 30, 2016 and December 31, 2015.

As of June 30, 2016

	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees

Equinox Frontier Diversified Fund	$315,027	$73,577	$—	$9,432	$116,547
Equinox Frontier Masters Fund	15,801	30,523	—	8,962	38,446
Equinox Frontier Long/Short Commodity Fund	—	51,716	—	5,984	14,094
Equinox Frontier Balanced Fund	379,347	67,513	55,913	133,682	52,702
Equinox Frontier Select Fund	15,881	21,562	134	26,178	7,735
Equinox Frontier Winton Fund	—	86,354	39,752	41,389	21,289
Equinox Frontier Heritage Fund	—	19,781	8,301	17,502	6,995

As of December 31, 2015

	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees

Equinox Frontier Diversified Fund	$204,914	$81,940	$11,661	$17,020	$121,065
Equinox Frontier Masters Fund	42,251	54,674	4,957	12,098	48,501
Equinox Frontier Long/Short Commodity Fund	28,408	48,210	1,368	6,841	17,129
Equinox Frontier Balanced Fund	106,563	80,574	77,642	145,576	57,450
Equinox Frontier Select Fund	—	22,884	3,549	29,092	8,515
Equinox Frontier Winton Fund	—	93,171	49,624	44,422	22,405
Equinox Frontier Heritage Fund	—	21,490	11,066	18,807	7,457

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

For the six months ended June 30, 2016, amounts paid or owed to the Managing Owner for the difference in monthly service fees from prepaid initial service fees were $5,794 for the Equinox Frontier Balanced Fund, $295 for the Equinox Frontier Long/Short Commodity Fund, $1,727 for the Equinox Frontier Diversified Fund, $329 for the Equinox Frontier Select Fund, $597 for the Equinox Frontier Heritage Fund, $7,186 for the Equinox Frontier Winton Fund and $362 for the Equinox Frontier Masters Fund.

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

Aggregate interest income from all sources, including U.S. Treasury Securities assets net of premiums and cash held at clearing brokers, of up to the first 2% (annualized) is paid to the Managing Owner by the Equinox Frontier Balanced Fund (Class 1, and Class 2 only), Equinox Frontier Winton Fund, Equinox Frontier Select Fund, and Equinox Frontier Heritage Fund. For the Equinox Frontier Balanced Fund (Class 1a and Class 2a only), 20% of the total interest allocated to each Series is paid to the Managing Owner. Effective April 29, 2016 (per new prospectus), Equinox Frontier Diversified Fund, Equinox Frontier Masters Fund and Equinox Frontier Long/Short Commodity Fund no longer allocate interest to the Managing Owner.

The following table outlines the interest paid by each Series to the Managing Owner and its ratio to average net assets for the three and six months ended June 30, 2016 and 2015:

Three Months Ended

	6/30/2016	6/30/2015	6/30/2016	6/30/2015
	Gross Amount	Gross Amount
	Paid to the	Paid to the	Ratio to	Ratio to
	Managing	Managing	Average Net	Average Net
	Owner	Owner	Assets	Assets

Equinox Frontier Diversified Fund Class 1	$1,188	$11,399	0.01%	0.12%
Equinox Frontier Diversified Fund Class 2	5,454	22,235	0.01%	0.06%
Equinox Frontier Diversified Fund Class 3	1,837	5,152	0.02%	0.04%
Equinox Frontier Masters Fund Class 1	797	7,621	0.01%	0.10%
Equinox Frontier Masters Fund Class 2	775	6,063	0.01%	0.08%
Equinox Frontier Masters Fund Class 3	798	3,480	0.01%	0.05%
Equinox Frontier Long/Short Commodity Fund Class 2	85	801	0.01%	0.09%
Equinox Frontier Long/Short Commodity Fund Class 3	407	4,837	0.01%	0.09%
Equinox Frontier Long/Short Commodity Fund Class 1a	291	3,600	0.01%	0.09%
Equinox Frontier Long/Short Commodity Fund Class 2a	104	1,075	0.01%	0.09%
Equinox Frontier Long/Short Commodity Fund Class 3a	47	469	0.01%	0.06%
Equinox Frontier Balanced Fund Class 1	148,636	224,354	0.24%	0.36%
Equinox Frontier Balanced Fund Class 1AP	1,659	2,435	0.01%	0.01%
Equinox Frontier Balanced Fund Class 2	53,414	76,515	0.23%	0.33%
Equinox Frontier Balanced Fund Class 2a	273	358	0.05%	0.06%
Equinox Frontier Balanced Fund Class 3a	1,203	1,642	0.05%	0.07%
Equinox Frontier Select Fund Class 1	3,173	17,252	0.03%	0.14%
Equinox Frontier Select Fund Class 1AP	14	64	0.00%	0.00%
Equinox Frontier Select Fund Class 2	383	1,941	0.03%	0.14%
Equinox Frontier Winton Fund Class 1	84,303	119,313	0.36%	0.51%
Equinox Frontier Winton Fund Class 1AP	137	177	0.00%	0.00%
Equinox Frontier Winton Fund Class 2	43,889	42,458	0.36%	0.35%
Equinox Frontier Heritage Fund Class 1	20,282	30,474	0.23%	0.35%
Equinox Frontier Heritage Fund Class 1AP	108	193	0.00%	0.01%
Equinox Frontier Heritage Fund Class 2	6,913	10,079	0.23%	0.34%

Total	$376,170	$593,987

Six Months Ended

	6/30/2016	6/30/2015	6/30/2016	6/30/2015
	Gross Amount	Gross Amount
	Paid to the	Paid to the	Ratio to	Ratio to
	Managing	Managing	Average Net	Average Net
	Owner	Owner	Assets	Assets

Equinox Frontier Diversified Fund Class 1	$7,806	$24,840	0.08%	0.13%
Equinox Frontier Diversified Fund Class 2	29,461	46,546	0.08%	0.13%
Equinox Frontier Diversified Fund Class 3	9,208	9,714	0.08%	0.13%
Equinox Frontier Masters Fund Class 1	5,968	15,782	0.08%	0.14%
Equinox Frontier Masters Fund Class 2	5,754	12,344	0.08%	0.14%
Equinox Frontier Masters Fund Class 3	4,993	6,829	0.07%	0.14%
Equinox Frontier Long/Short Commodity Fund Class 2	529	1,696	0.06%	0.13%
Equinox Frontier Long/Short Commodity Fund Class 3	2,975	10,011	0.05%	0.13%
Equinox Frontier Long/Short Commodity Fund Class 1a	2,069	7,628	0.05%	0.13%
Equinox Frontier Long/Short Commodity Fund Class 2a	679	2,263	0.06%	0.13%
Equinox Frontier Long/Short Commodity Fund Class 3a	424	949	0.05%	0.13%
Equinox Frontier Balanced Fund Class 1	338,243	430,704	0.54%	0.57%
Equinox Frontier Balanced Fund Class 1AP	3,856	4,627	0.02%	0.02%
Equinox Frontier Balanced Fund Class 2	123,177	145,522	0.54%	0.57%
Equinox Frontier Balanced Fund Class 2a	611	680	0.11%	0.12%
Equinox Frontier Balanced Fund Class 3a	2,701	3,118	0.11%	0.11%
Equinox Frontier Select Fund Class 1	13,062	41,323	0.11%	0.29%
Equinox Frontier Select Fund Class 1AP	54	149	0.00%	0.00%
Equinox Frontier Select Fund Class 2	1,534	4,702	0.11%	0.29%
Equinox Frontier Winton Fund Class 1	189,090	241,720	0.81%	0.89%
Equinox Frontier Winton Fund Class 1AP	305	354	0.01%	0.01%
Equinox Frontier Winton Fund Class 2	98,658	103,429	0.81%	0.76%
Equinox Frontier Heritage Fund Class 1	45,755	61,466	0.52%	0.60%
Equinox Frontier Heritage Fund Class 1AP	283	381	0.01%	0.01%
Equinox Frontier Heritage Fund Class 2	15,461	20,247	0.52%	0.60%

Total	$902,656	$1,197,024

The Managing Owner, under an amended contract, paid to The Bornhoft Group Corporation, an affiliate of the Trust, an annual payment of $1,100,000 for the first year of the contract and $600,000 for the second year of the contract, and $300,000 for the third and final year for investment and advisor services and 0.1% annually thereafter of the trading level with the Equinox Frontier Balanced Fund in lieu of a monthly service fee. The Managing Owner paid $0 and $139,848, respectively under this agreement for the three and six months ended June 30, 2016 and 2015, respectively. These amounts have no impact on the Series’ financial statements. This contract ended April 30, 2015.

Equinox Financial Group, LLC, an affiliate of the Trust, provides management services for the Managing Owner who paid $0 and $730,000 for the six months ended June 30, 2016 and 2015, and $0 and $425,000 for the three months ended June 30, 2016 and 2015, respectively. These amounts have no impact on the Series’ financial statements.

Solon Capital, LLC, an affiliate of the Trust, provides product development and marketing services. For these services, the Managing Owner paid Solon Capital, LLC, $0 and $623,715, respectively, for the six months ended June 30, 2016 and 2015 and $0 and $307,442 for the three months ended June 30, 2016 and 2015, respectively. These amounts have no impact on the Series’ financial statements.

Equinox Group Distributors LLC, an affiliate under common control of the Managing Owner, serves as wholesaler of the Trust by marketing to broker/dealer organizations.

7.	Financial Highlights

The following information presents the financial highlights of the Trust, with respect to the Series, for the three and six months ended June 30, 2016 and 2015

	Equinox Frontier Diversified Fund			Equinox Frontier Masters Fund			Equinox Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 2	Class 3	Class 1a	Class 2a	Class 3a
Per unit operating performance (1)
Net asset value, March 31, 2016	$118.43	$133.44	$123.50	$119.01	$134.07	$124.59	$129.50	$129.53	$92.55	$104.16	$104.89
Net operating results:
Interest income	0.26	0.29	0.27	0.21	0.23	0.22	0.16	0.16	0.12	0.13	0.13
Expenses	(2.50)	(1.81)	(1.67)	(2.12)	(1.68)	(1.56)	(2.12)	(2.10)	(1.99)	(1.70)	(1.70)
Net gain/(loss) on investments, net of non-controlling interests	1.87	1.68	1.63	2.75	2.98	2.84	3.01	2.86	2.28	2.67	2.30
Net income/(loss)	(0.37)	0.17	0.23	0.84	1.54	1.50	1.05	0.92	0.40	1.10	0.73
Net asset value, June 30, 2016	$118.06	$133.61	$123.73	$119.85	$135.61	$126.09	$130.55	$130.45	$92.95	$105.26	$105.62

Ratios to average net assets (3)
Net investment income/(loss)	-6.60%	-3.46%	-3.46%	-6.51%	-4.27%	-4.27%	-5.89%	-5.89%	-7.97%	-5.89%	-5.89%
Expenses before incentive fees (4)	7.10%	3.96%	3.96%	7.16%	4.92%	4.92%	6.38%	6.38%	8.46%	6.38%	6.38%
Expenses after incentive fees (4)	7.49%	4.36%	4.36%	7.24%	5.00%	5.00%	6.38%	6.38%	8.46%	6.38%	6.38%
Total return before incentive fees (2)	0.08%	0.52%	0.58%	0.79%	1.23%	1.28%	0.81%	0.71%	0.43%	1.06%	0.70%
Total return after incentive fees (2)	-0.31%	0.13%	0.19%	0.71%	1.15%	1.20%	0.81%	0.71%	0.43%	1.06%	0.70%

	Equinox Frontier Balanced Fund						Equinox Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a		Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, March 31, 2016	$132.18	$138.97	$186.92	$161.49	$160.96		$99.40	$104.50	$138.68
Net operating results:
Interest income	0.01	0.01	0.01	0.01	0.01		0.00	0.00	0.00
Expenses	(2.14)	(1.24)	(1.67)	(1.44)	(1.44)		(1.47)	(0.82)	(1.09)
Net gain/(loss) on investments, net of non-controlling interests	0.45	0.49	0.65	0.88	0.87		0.19	0.25	0.33
Net income/(loss)	(1.68)	(0.74)	(1.00)	(0.55)	(0.55)		(1.28)	(0.57)	(0.76)
Net asset value, June 30, 2016	$130.50	$138.23	$185.92	$160.94	$160.41		$98.12	$103.93	$137.92

Ratios to average net assets (3)
Net investment income/(loss)	-5.17%	-2.18%	-2.18%	-2.18%	-2.18%		-5.97%	-2.98%	-2.98%
Expenses before incentive fees (4)	4.73%	1.73%	1.73%	1.73%	1.73%		5.85%	2.85%	2.85%
Expenses after incentive fees (4)	5.20%	2.20%	2.20%	2.20%	2.20%		5.97%	2.98%	2.98%
Total return before incentive fees (2)	-0.80%	-0.06%	-0.06%	0.13%	0.13%		-1.16%	-0.42%	-0.43%
Total return after incentive fees (2)	-1.27%	-0.53%	-0.53%	-0.34%	-0.34%		-1.29%	-0.55%	-0.55%

	Equinox Frontier Winton Fund			Equinox Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, March 31, 2016	$169.18	$177.86	$225.82	$130.76	$137.47	$183.97
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(2.79)	(1.65)	(2.09)	(1.84)	(0.95)	(1.27)
Net gain/(loss) on investments, net of non-controlling interests	5.14	5.47	6.94	0.85	0.93	1.24
Net income/(loss)	2.35	3.82	4.85	(0.99)	(0.02)	(0.03)
Net asset value, June 30, 2016	$171.53	$181.68	$230.67	$129.77	$137.45	$183.94

Ratios to average net assets (3)
Net investment income/(loss)	-6.80%	-3.80%	-3.80%	-5.86%	-2.86%	-2.86%
Expenses before incentive fees (4)	6.80%	3.80%	3.80%	5.86%	2.86%	2.86%
Expenses after incentive fees (4)	6.80%	3.80%	3.80%	5.86%	2.86%	2.86%
Total return before incentive fees (2)	1.39%	2.15%	2.15%	-0.76%	-0.01%	-0.02%
Total return after incentive fees (2)	1.39%	2.15%	2.15%	-0.76%	-0.01%	-0.02%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees.
(4)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

	Equinox Frontier Diversified Fund			Equinox Frontier Masters Fund			Equinox Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 2	Class 3	Class 1a	Class 2a	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2015	$115.52	$129.60	$119.87	$112.87	$126.60	$117.57	$132.10	$132.14	$94.76	$106.19	$106.86
Net operating results:
Interest income	0.57	0.64	0.59	0.51	0.57	0.53	0.40	0.40	0.29	0.32	0.32
Expenses	(6.44)	(5.24)	(4.84)	(5.56)	(4.79)	(4.44)	(5.51)	(5.50)	(4.92)	(4.43)	(4.44)
Net gain/(loss) on investments, net of non-controlling interests	8.41	8.61	8.11	12.03	13.23	12.43	3.57	3.40	2.83	3.18	2.87
Net income/(loss)	2.54	4.01	3.86	6.98	9.01	8.52	(1.55)	(1.69)	(1.81)	(0.93)	(1.24)
Net asset value, June 30, 2016	$118.06	$133.61	$123.73	$119.85	$135.61	$126.09	$130.55	$130.45	$92.95	$105.26	$105.62

Ratios to average net assets (3)
Net investment income/(loss)	-7.98%	-4.96%	-4.96%	-7.56%	-5.31%	-5.31%	-6.56%	-6.56%	-8.65%	-6.56%	-6.48%
Expenses before incentive fees (4)	7.00%	3.98%	3.98%	7.31%	5.06%	5.06%	6.08%	6.08%	8.17%	6.08%	5.92%
Expenses after incentive fees (4)	8.95%	5.93%	5.93%	8.43%	6.18%	6.18%	7.16%	7.16%	9.25%	7.16%	7.08%
Total return before incentive fees (2)	4.15%	5.05%	5.17%	7.30%	8.24%	8.37%	-0.09%	-0.19%	-0.83%	0.21%	0.00%
Total return after incentive fees (2)	2.20%	3.09%	3.22%	6.18%	7.12%	7.25%	-1.17%	-1.28%	-1.91%	-0.88%	-1.16%

	Equinox Frontier Balanced Fund						Equinox Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a		Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2015	$128.03	$133.59	$179.69	$154.88	$154.37		$90.35	$94.28	$125.11
Net operating results:
Interest income	0.02	0.02	0.03	0.02	0.02		0.00	0.00	0.00
Expenses	(5.10)	(3.29)	(4.42)	(3.82)	(3.81)		(3.05)	(1.71)	(2.27)
Net gain/(loss) on investments, net of non-controlling interests	7.55	7.91	10.63	9.86	9.83		10.82	11.36	15.08
Net income/(loss)	2.47	4.64	6.23	6.06	6.04		7.77	9.65	12.81
Net asset value, June 30, 2016	$130.50	$138.23	$185.92	$160.94	$160.41		$98.12	$103.93	$137.92

Ratios to average net assets (3)
Net investment income/(loss)	-6.24%	-3.23%	-3.23%	-3.23%	-3.23%		-6.13%	-3.12%	-3.12%
Expenses before incentive fees (4)	4.77%	1.76%	1.76%	1.76%	1.76%		5.84%	2.83%	2.83%
Expenses after incentive fees (4)	6.27%	3.26%	3.26%	3.26%	3.26%		6.13%	3.12%	3.12%
Total return before incentive fees (2)	3.43%	4.97%	4.97%	5.41%	5.41%		8.90%	10.53%	10.53%
Total return after incentive fees (2)	1.93%	3.47%	3.47%	3.91%	3.91%		8.60%	10.24%	10.24%

	Equinox Frontier Winton Fund			Equinox Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2015	$164.17	$171.31	$217.51	$124.27	$129.67	$173.54
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(6.16)	(3.84)	(4.87)	(3.86)	(2.03)	(2.72)
Net gain/(loss) on investments, net of non-controlling interests	13.52	14.21	18.03	9.36	9.81	13.12
Net income/(loss)	7.36	10.37	13.16	5.50	7.78	10.40
Net asset value, June 30, 2016	$171.53	$181.68	$230.67	$129.77	$137.45	$183.94

Ratios to average net assets (3)
Net investment income/(loss)	-7.09%	-4.08%	-4.08%	-5.94%	-2.94%	-2.94%
Expenses before incentive fees (4)	6.81%	3.81%	3.81%	5.87%	2.86%	2.86%
Expenses after incentive fees (4)	7.09%	4.08%	4.08%	5.94%	2.94%	2.94%
Total return before incentive fees (2)	4.76%	6.33%	6.33%	4.50%	6.08%	6.07%
Total return after incentive fees (2)	4.48%	6.05%	6.05%	4.43%	6.00%	5.99%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees.
(4)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

	Equinox Frontier Diversified Fund			Equinox Frontier Masters Fund			Equinox Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 2	Class 3	Class 1a	Class 2a	Class 3a
Per unit operating performance (1)
Net asset value, March 31, 2015	$131.66	$145.76	$134.57	$128.38	$142.12	$131.73	$166.20	$166.06	$120.70	$133.49	$134.09
Net operating results:
Interest income	0.32	0.36	0.33	0.33	0.36	0.34	0.39	0.39	0.28	0.31	0.31
Expenses	(2.02)	(1.39)	(1.28)	(2.44)	(1.97)	(1.82)	(2.12)	(2.12)	(2.11)	(1.70)	(1.71)
Net gain/(loss) on investments, net of non-controlling interests	(14.41)	(16.24)	(14.92)	(16.26)	(18.19)	(16.80)	(16.13)	(16.13)	(11.71)	(13.07)	(13.05)
Net income/(loss)	(16.11)	(17.27)	(15.87)	(18.37)	(19.80)	(18.28)	(17.86)	(17.86)	(13.54)	(14.46)	(14.45)
Net asset value, June 30, 2015	$115.55	$128.49	$118.70	$110.01	$122.32	$113.45	$148.34	$148.20	$107.16	$119.03	$119.64

Ratios to average net assets (3)
Net investment income/(loss)	-5.46%	-2.97%	-2.97%	-6.56%	-4.36%	-4.36%	-3.82%	-3.82%	-5.89%	-3.82%	-3.79%
Expenses before incentive fees (4)	6.50%	4.01%	4.01%	7.50%	5.30%	5.30%	4.59%	4.59%	6.67%	4.59%	4.55%
Expenses after incentive fees (4)	6.51%	4.02%	4.02%	7.67%	5.46%	5.46%	4.83%	4.83%	6.90%	4.83%	4.80%
Total return before incentive fees (2)	-12.23%	-11.84%	-11.79%	-14.14%	-13.77%	-13.71%	-10.51%	-10.52%	-10.98%	-10.60%	-10.53%
Total return after incentive fees (2)	-12.24%	-11.85%	-11.79%	-14.31%	-13.93%	-13.88%	-10.75%	-10.76%	-11.22%	-10.83%	-10.78%

	Equinox Frontier Balanced Fund						Equinox Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a		Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, March 31, 2015	$148.80	$151.80	$204.17	$174.76	$174.19		$106.16	$108.31	$143.73
Net operating results:
Interest income	0.01	0.01	0.02	0.01	0.01		0.00	0.00	0.00
Expenses	(1.71)	(0.66)	(0.89)	(0.76)	(0.76)		(1.42)	(0.70)	(0.93)
Net gain/(loss) on investments, net of non-controlling interests	(15.28)	(15.66)	(21.06)	(17.65)	(17.59)		(17.43)	(17.87)	(23.71)
Net income/(loss)	(16.98)	(16.31)	(21.93)	(18.40)	(18.34)		(18.85)	(18.57)	(24.64)
Net asset value, June 30, 2015	$131.82	$135.49	$182.24	$156.36	$155.85		$87.31	$89.74	$119.09

Ratios to average net assets (3)
Net investment income/(loss)	-4.76%	-1.76%	-1.76%	-1.76%	-1.76%		-5.81%	-2.81%	-2.81%
Expenses before incentive fees (4)	4.78%	1.78%	1.78%	1.78%	1.78%		5.81%	2.81%	2.81%
Expenses after incentive fees (4)	4.79%	1.79%	1.79%	1.79%	1.79%		5.81%	2.81%	2.81%
Total return before incentive fees (2)	-11.40%	-10.74%	-10.73%	-10.52%	-10.52%		-17.76%	-17.15%	-17.14%
Total return after incentive fees (2)	-11.41%	-10.74%	-10.74%	-10.53%	-10.53%		-17.76%	-17.15%	-17.14%

	Equinox Frontier Winton Fund			Equinox Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, March 31, 2015	$191.90	$195.77	$248.56	$147.87	$150.86	$201.89
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(3.06)	(1.76)	(2.23)	(2.01)	(1.01)	(1.35)
Net gain/(loss) on investments, net of non-controlling interests	(22.99)	(23.55)	(29.90)	(19.76)	(20.24)	(27.09)
Net income/(loss)	(26.05)	(25.31)	(32.13)	(21.77)	(21.25)	(28.44)
Net asset value, June 30, 2015	$165.85	$170.46	$216.43	$126.10	$129.61	$173.45

Ratios to average net assets (3)
Net investment income/(loss)	-6.83%	-3.82%	-3.82%	-5.88%	-2.88%	-2.88%
Expenses before incentive fees (4)	6.83%	3.82%	3.82%	5.88%	2.88%	2.88%
Expenses after incentive fees (4)	6.83%	3.82%	3.82%	5.88%	2.88%	2.88%
Total return before incentive fees (2)	-13.57%	-12.93%	-12.93%	-14.72%	-14.09%	-14.09%
Total return after incentive fees (2)	-13.57%	-12.93%	-12.93%	-14.72%	-14.09%	-14.09%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees.
(4)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

	Equinox Frontier Diversified Fund			Equinox Frontier Masters Fund			Equinox Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 2	Class 3	Class 1a	Class 2a	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2014	$113.09	$124.67	$115.03	$116.61	$128.53	$119.06	$138.30	$138.34	$101.12	$111.35	$111.77
Net operating results:
Interest income	0.66	0.73	0.68	0.67	0.74	0.68	0.79	0.79	0.58	0.64	0.64
Expenses	(7.34)	(6.43)	(5.94)	(7.24)	(6.53)	(6.03)	(5.86)	(5.86)	(5.42)	(4.71)	(4.73)
Net gain/(loss) on investments, net of non-controlling interests	9.14	9.52	8.93	(0.03)	(0.42)	(0.26)	14.93	14.93	10.89	11.75	11.96
Net income/(loss)	2.46	3.82	3.67	(6.60)	(6.21)	(5.61)	9.86	9.86	6.05	7.68	7.87
Net asset value, June 30, 2015	$115.55	$128.49	$118.70	$110.01	$122.32	$113.45	$148.16	$148.20	$107.17	$119.03	$119.64

Ratios to average net assets (3)
Net investment income/(loss)	-8.11%	-5.63%	-5.63%	-8.60%	-6.39%	-6.39%	-5.01%	-5.01%	-7.10%	-5.01%	-4.94%
Expenses before incentive fees (4)	6.49%	4.01%	4.01%	7.45%	5.24%	5.24%	4.45%	4.45%	6.54%	4.45%	4.31%
Expenses after incentive fees (4)	9.18%	6.70%	6.70%	9.71%	7.49%	7.49%	6.04%	6.04%	8.13%	6.04%	5.97%
Total return before incentive fees (2)	4.86%	5.75%	5.88%	-3.40%	-2.57%	-2.45%	8.72%	8.72%	7.57%	8.49%	8.70%
Total return after incentive fees (2)	2.18%	3.06%	3.19%	-5.66%	-4.83%	-4.71%	7.13%	7.13%	5.98%	6.90%	7.04%

	Equinox Frontier Balanced Fund						Equinox Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a		Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2014	$131.54	$133.20	$179.16	$153.02	$152.52		$95.61	$96.82	$128.48
Net operating results:
Interest income	0.02	0.02	0.03	0.02	0.02		0.00	0.00	0.00
Expenses	(5.40)	(3.35)	(4.51)	(3.86)	(3.84)		(3.89)	(2.44)	(3.24)
Net gain/(loss) on investments, net of non-controlling interests	5.66	5.62	7.56	7.18	7.15		(4.41)	(4.64)	(6.15)
Net income/(loss)	0.28	2.29	3.08	3.34	3.33		(8.30)	(7.08)	(9.39)
Net asset value, June 30, 2015	$131.82	$135.49	$182.24	$156.36	$155.85		$87.31	$89.74	$119.09

Ratios to average net assets (3)
Net investment income/(loss)	-6.18%	-3.17%	-3.17%	-3.17%	-3.17%		-6.80%	-3.80%	-3.80%
Expenses before incentive fees (4)	4.78%	1.77%	1.77%	1.77%	1.77%		5.79%	2.79%	2.79%
Expenses after incentive fees (4)	6.21%	3.20%	3.20%	3.20%	3.20%		6.80%	3.80%	3.80%
Total return before incentive fees (2)	1.65%	3.15%	3.15%	3.62%	3.62%		-7.67%	-6.30%	-6.29%
Total return after incentive fees (2)	0.21%	1.72%	1.72%	2.18%	2.18%		-8.68%	-7.31%	-7.31%

	Equinox Frontier Winton Fund			Equinox Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2014	$175.95	$178.18	$226.23	$130.28	$131.93	$176.56
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(9.39)	(6.81)	(8.65)	(5.46)	(3.45)	(4.62)
Net gain/(loss) on investments, net of non-controlling interests	(0.71)	(0.91)	(1.15)	1.28	1.13	1.51
Net income/(loss)	(10.10)	(7.72)	(9.80)	(4.18)	(2.32)	(3.11)
Net asset value, June 30, 2015	$165.85	$170.46	$216.43	$126.10	$129.61	$173.45

Ratios to average net assets (3)
Net investment income/(loss)	-8.62%	-5.62%	-5.62%	-6.94%	-3.93%	-3.93%
Expenses before incentive fees (4)	6.87%	3.86%	3.86%	5.96%	2.96%	2.96%
Expenses after incentive fees (4)	8.62%	5.62%	5.62%	6.94%	3.93%	3.93%
Total return before incentive fees (2)	-3.99%	-2.58%	-2.58%	-2.23%	-0.78%	-0.79%
Total return after incentive fees (2)	-5.74%	-4.33%	-4.33%	-3.21%	-1.76%	-1.76%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees.
(4)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

8.	Derivative Instruments and Hedging Activities

The Series’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Series do not enter into or hold positions for hedging purposes as defined under ASC 815, Derivatives and Hedging (“ASC 815”). The detail of the fair value of the Series’ derivatives by instrument types as of June 30, 2016 and December 31, 2015 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to each Series’ position in swap contracts.

The following tables summarize the monthly averages of futures contracts bought and sold for each respective Series of the Trust:

For the Three Months Ended June 30, 2016

Monthly average contracts:

	Bought	Sold

Equinox Frontier Long/Short Commodity Fund	10	4
Equinox Frontier Balanced Fund	699	755
Equinox Frontier Select Fund	1,081	1,052

For the Three Months Ended June 30, 2015

Monthly average contracts:

	Bought	Sold

Equinox Frontier Select Fund	546	584
Equinox Frontier Balanced Fund	1,797	1,774
Equinox Frontier Diversified Fund	2,769	2,726

For the Six Months Ended June 30, 2016

Monthly average contracts:

	Bought	Sold

Equinox Frontier Long/Short Commodity Fund	10	4
Equinox Frontier Balanced Fund	1,793	1,844
Equinox Frontier Select Fund	1,653	1,561

For the Six Months Ended June 30, 2015

Monthly average contracts:

	Bought	Sold

Equinox Frontier Select Fund	1,255	1,304
Equinox Frontier Balanced Fund	4,039	3,985
Equinox Frontier Diversified Fund	6,368	6,338

The following tables summarize the trading revenues for the three and six months ended June 30, 2016 and 2015 by contract type:

Realized Trading Revenue from Futures, Forwards and Options
for the Three Months Ended June 30, 2016

	Equinox Frontier	Equinox Frontier	Equinox Frontier	Equinox Frontier	Equinox Frontier
Type of contract	Winton Fund	Balanced Fund	Select Fund	Long/Short Fund	Diversified Fund
Metals	$(126,926)	99,571	$(163,523)	$(34,888)	$—
Currencies	(236,530)	44,192	(351,486)	—	—
Energies	(890,237)	(572,659)	(317,683)	62,750	—
Agriculturals	(501,177)	(78,678)	(82,341)	(546,400)	129,316
Interest rates	624,080	1,952,963	(48,214)	—	—
Stock indices	(1,353,881)	147,494	(433,894)	—	—
Realized trading income/(loss)(1)	$(2,484,671)	$1,592,883	$(1,397,141)	$(518,538)	$129,316

Realized Trading Revenue from Futures, Forwards and Options
for the Three Months Ended June 30, 2015

	Equinox Frontier	Equinox Frontier	Equinox Frontier
Type of contract	Balanced Fund	Select Fund	Diversified Fund
Metals	$(370,488)	$(201,265)	$(145,932)
Currencies	(1,169,704)	(645,245)	259,547
Energies	119,419	(440,367)	(612,864)
Agriculturals	(75,520)	(104,895)	(235,594)
Interest rates	(1,397,750)	(848,640)	427,927
Stock indices	211,184	76,440	787,414
Realized trading income/(loss)(1)	$(2,682,859)	$(2,163,972)	$480,498

Realized Trading Revenue from Futures, Forwards and Options
for the Six Months Ended June 30, 2016

	Equinox Frontier	Equinox Frontier	Equinox Frontier	Equinox Frontier	Equinox Frontier
Type of contract	Winton Fund	Balanced Fund	Select Fund	Long/Short Fund	Diversified Fund
Metals	$(1,443,549)	$129,691	$(272,332)	$(34,888)	$—
Currencies	(325,654)	(311,300)	(323,355)	—	—
Energies	4,556	(273,130)	739,601	62,750	—
Agriculturals	(262,057)	(123,427)	(221,835)	(546,400)	129,316
Interest rates	4,096,944	5,583,692	1,303,391	—	—
Stock indices	(2,026,188)	(1,795,085)	(606,137)	—	—
Realized trading income/(loss)(1)	$44,052	$3,210,441	$619,333	$(518,538)	$129,316

Realized Trading Revenue from Futures, Forwards and Options
for the Six Months Ended June 30, 2015

	Equinox Frontier	Equinox Frontier	Equinox Frontier
Type of contract	Select Fund	Balanced Fund	Diversified Fund
Metals	$(746,843)	$(744,338)	$(626,206)
Currencies	(311,552)	521,161	1,559,721
Energies	253,545	685,468	19,336
Agriculturals	(132,603)	(34,965)	(192,326)
Interest rates	206,485	712,111	5,125,887
Stock indices	852,623	2,453,383	2,995,255
Realized trading income/(loss)(1)	$121,655	$3,592,820	$8,881,667

(1)	Amounts recorded in the Statements of Operations under Net realized gain(loss) on futures forwards and options.

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended June 30, 2016

					Equinox
	Equinox Frontier	Equinox Frontier	Equinox Frontier	Equinox Frontier	Frontier
Type of contract	Select Fund	Balanced Fund	Winton Fund	Long/Short Fund	Diversified

Metals	$22,451	$(541)	$285,672	$40,106	$(2,029.28)
Currencies	605,374	246,905	1,879,078	88,181	109,133
Energies	70,322	(152,681)	(65,121)	310,673	27,822
Agriculturals	71,893	(206)	257,839	419,538	156,032
Interest rates	859,887	2,193	1,884,744	6,479	386,550
Stock indices	(31,214)	102,150	290,683	(17,690)	245,641
Change in unrealized trading income/(loss)(1)	$1,598,713	$197,820	$4,532,895	$847,287	$923,149

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended June 30, 2015

	Equinox Frontier	Equinox Frontier	Equinox Frontier
Type of contract	Select Fund	Balanced Fund	Diversified Fund

Metals	$138,192	$(77,032)	$6,780
Currencies	(98,437)	165,879	(364,623)
Energies	(83,883)	(84,762)	(92,955)
Agriculturals	(516,454)	218,632	(521,317)
Interest rates	(139,963)	(683,406)	(1,291,495)
Stock indices	(202,114)	(586,952)	(820,705)
Change in unrealized trading income/(loss)(1)	$(902,659)	$(1,047,641)	$(3,084,315)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Six Months Ended June 30, 2016

					Equinox
	Equinox Frontier	Equinox Frontier	Equinox Frontier	Equinox Frontier	Frontier
Type of contract	Select Fund	Balanced Fund	Winton Fund	Long/Short Fund	Diversified

Metals	$(175,960)	$(33,284)	$(204,565)	$40,106	$(2,029.28)
Currencies	751,392	(318,927)	1,716,803	88,181	109,133
Energies	(569,034)	94,858	(190,339)	310,673	27,822
Agriculturals	82,453	37,675	69,760	419,538	156,032
Interest rates	1,335,188	283,971	3,111,510	6,479	386,550
Stock indices	170,324	115,887	105,880	(17,690)	245,641
Change in unrealized trading income/(loss)(1)	$1,594,363	$180,180	$4,609,049	$847,287	$923,149

Net Change in Open Trade Equity from Futures, Forwards and Options for the Six Months Ended June 30, 2015

	Equinox Frontier	Equinox Frontier	Equinox Frontier
Type of contract	Select Fund	Balanced Fund	Diversified Fund

Metals	$545,034	$7,712	$176,379
Currencies	(26,264)	(35,662)	(1,067,105)
Energies	(744,229)	(630,250)	(403,177)
Agriculturals	(437,516)	113,791	(226,857)
Interest rates	(576,893)	(931,136)	(1,605,340)
Stock indices	(366,874)	(938,211)	(86,106)
Change in unrealized trading income/(loss)(1)	$(1,606,742)	$(2,413,756)	$(3,212,206)

(1)	Amounts recorded in the Statements of Operations under Net change in open trade equity (deficit).

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

The following tables present gross and net information about the Series’ assets and liabilities subject to master netting arrangements as disclosed on the statements of financial condition as of June 30, 2016 and December 31, 2015.

As of June 30, 2016			Net Amounts
		Gross Amounts	Presented in the
	Gross Amounts	offset in the	Statements of
	of recognized	Statements of	Financial
	Derivative Assets	Financial Condition	Condition

Equinox Frontier Balanced Fund
Open Trade Equity/(Deficit)	$930,602	$(853,766)	$76,836
Swap Contracts	16,013,588	—	16,013,588

Equinox Frontier Diversified Fund
Open Trade Equity/(Deficit)	$2,012,824	$(264,507)	$1,748,317
Swap Contracts	6,932,856	—	6,932,856

Equinox Frontier Long/Short Commodity Fund
Open Trade Equity/(Deficit)	$312,814	$(162,679)	150,135
Swap Contracts	4,144,523	—	4,144,523
Options written, at fair value	—	(97,890)	(97,890)

Equinox Frontier Heritage Fund
Swap Contracts	$8,632,303	$—	$8,632,303

Equinox Frontier Select Fund
Open Trade Equity/(Deficit)	$2,505,303	$(448,601)	$2,056,702

Equinox Frontier Winton Fund
Open Trade Equity/(Deficit)	$5,754,036	$(545,409)	$5,208,627

As of December 31, 2015			Net Amounts
		Gross Amounts	Presented in the
	Gross Amounts	offset in the	Statements of
	of recognized	Statements of	Financial
	Derivative Assets	Financial Condition	Condition

Equinox Frontier Balanced Fund
Open Trade Equity/(Deficit)	$26,882	$(15,352)	$11,530
Swap Contracts	19,157,520	—	19,157,520

Equinox Frontier Diversified Fund
Swap Contracts	$8,685,849	$—	$8,685,849

Equinox Frontier Long/Short Commodity Fund
Swap Contracts	$4,332,428	$—	$4,332,428

Equinox Frontier Heritage Fund
Swap Contracts	$7,960,268	$—	$7,960,268

Equinox Frontier Select Fund
Open Trade Equity/(Deficit)	$495,020	$(32,681)	$462,339

Equinox Frontier Winton Fund
Open Trade Equity/(Deficit)	$768,118	$(168,539)	$599,579

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

11. Subsequent Events

On July 19, 2016, each of Equinox Frontier Diversified Fund and Equinox Frontier Balanced Fund (each a “Fund” and collectively, the “Funds”), which previously obtained exposure to the Discretionary Relative Value Volatility Program of Doherty Advisors, LLC through its investment in Frontier Trading Company I, LLC (“the Trading Company I”), exchanged its interests in the Trading Company I for interests of equivalent value in Galaxy Plus Fund – Doherty Feeder Fund (528) LLC (“Doherty Feeder Fund”).  Each Fund will now obtain exposure to the Discretionary Relative Value Volatility Program through this investment in the Doherty Feeder Fund, which is advised by Doherty Advisors, LLC.  The Doherty Feeder Fund is a commodity pool available to the Funds and other investors through the GalaxyPlus Managed Account Platform, which is an unaffiliated, third-party managed account platform sponsored and operated by Gemini Alternative Funds, LLC.

On July 22, 2016, each Fund, which previously obtained exposure to the Global Contrarian Program of FORT, L.P. through its investment in Frontier Trading Company XXIII, LLC (“the Trading Company XXIII”), will now obtain exposure to the Global Contrarian Program through its investment in the Galaxy Plus Fund – FORT Contrarian Feeder Fund (510) LLC (“Fort Feeder Fund”), which is advised by FORT, L.P.  The Fort Feeder Fund is a commodity pool available to the Funds and other investors through the GalaxyPlus Managed Account Platform, which is an unaffiliated, third-party managed account platform sponsored and operated by Gemini Alternative Funds, LLC.

On June 23, 2016, each of Equinox Frontier Diversified Fund and Equinox Frontier Balanced Fund (each a “Fund”), which previously obtained exposure to the Quantitative Global Program of Quantitative Investment Management, LLC through its investment in Frontier Trading Company I, LLC (“the Trading Company”), exchanged its interests in the Trading Company for interests of equivalent value in Galaxy Plus Fund – QIM Feeder Fund (526) LLC (“Feeder Fund”).  Each Fund will now obtain exposure to the Quantitative Global Program through this investment in the Feeder Fund, which is advised by Quantitative Investment Management, LLC.  The Feeder Fund is a commodity pool available to the Fund and other investors through the GalaxyPlus Managed Account Platform, which is an unaffiliated, third-party managed account platform sponsored and operated by Gemini Alternative Funds, LLC.

On June 30, 2016, each of Equinox Frontier Diversified Fund and Equinox Frontier Balanced Fund, which previously obtained exposure to the Quest Tracker Index Program of Quest Partners LLC through its investment in Frontier Trading Company I, LLC (“the Trading Company I”), exchanged its interests in the Trading Company I for interests of equivalent value in Galaxy Plus Fund - Quest Feeder Fund (517) LLC (“Quest Feeder Fund”). Each fund now obtains exposure to the Quest Tracker Index Program through this investment in the Quest Feeder Fund, which is advised by Quest Partners LLC. The Quest Feeder Fund is a commodity pool available to each fund and other investors through the GalaxyPlus Managed Account Platform, which is an unaffiliated, third-party managed account platform sponsored and operated by Gemini Alternative Funds, LLC.

On June 23, 2016, each of Equinox Frontier Diversified Fund and Equinox Frontier Balanced Fund, which previously obtained exposure to the Quantitative Global Program of Quantitative Investment Management, LLC through its investment in the Trading Company I, exchanged its interests in the Trading Company I for interests of equivalent value in Galaxy Plus Fund - QIM Feeder Fund (526) LLC (“QIM Feeder Fund”). Each fund now obtains exposure to the Quantitative Global Program through this investment in the QIM Feeder Fund, which is advised by Quantitative Investment Management, LLC. The QIM Feeder Fund is a commodity pool available to each fund and other investors through the GalaxyPlus Managed Account Platform, which is an unaffiliated, third-party managed account platform sponsored and operated by Gemini Alternative Funds, LLC.

On June 14, 2016, each of Equinox Frontier Diversified Fund and Equinox Frontier Balanced Fund, which previously obtained exposure to the QM Futures Program of QuantMetrics Capital Management LLP through its investment in the Trading Company I, exchanged its interests in the Trading Company I for interests of equivalent value in Galaxy Plus Fund - QuantMetrics Master Fund (527) LLC (“QM Master Fund”). Each fund now obtains exposure to the QM Futures Program through this investment in the QM Master Fund, which is advised by QuantMetrics Capital Management LLP. The QM Master Fund is a commodity pool available to each fund and other investors through the GalaxyPlus Managed Account Platform, which is an unaffiliated, third-party managed account platform sponsored and operated by Gemini Alternative Funds, LLC.

On June 7, 2016, each of Equinox Frontier Diversified Fund, Equinox Frontier Masters Fund and Equinox Long/Short Commodity Fund, which previously obtained exposure to the Diversified Program of Chesapeake Capital Corporation through its investment in the Trading Company I, exchanged its interests in the Trading Company I for interests of equivalent value in Galaxy Plus Fund - Chesapeake Master Fund (518) LLC (“Chesapeake Master Fund”). Each fund now obtains exposure to the Diversified Program through this investment in the Chesapeake Master Fund, which is advised by Chesapeake Capital Corporation. The Chesapeake Master Fund is a commodity pool available to each fund and other investors through the GalaxyPlus Managed Account Platform, which is an unaffiliated, third-party managed account platform sponsored and operated by Gemini Alternative Funds, LLC.

As of April 21, 2016, the Managing Owner reduced the allocations of Equinox Frontier Balanced Fund to the trading program of Cantab Capital Partners LLP (“Cantab”) to zero, and terminated the Equinox Frontier Balanced Fund advisory agreement with Cantab. The advisory agreement with respect to the arrangement with Cantab is substantially similar to the Form of Advisory Agreement, which was included as Exhibit 10.3 to the Registration Statement on Form S-1 filed by The Frontier Fund on February 2, 2010 and incorporated herein by reference. Cantab is no longer providing trading advisory services to Equinox Frontier Balanced Fund or any trading company managed by the managing owner of the Registrant on behalf of Equinox Frontier Balanced Fund.

On April 15, 2016, Equinox Frontier Long/Short Commodity Fund, which previously obtained exposure to the Multi-Strategy Program of Emil van Essen LLC through its investment in Frontier Trading Company VII, LLC (“the Trading Company”), exchanged its interests in the Trading Company for interests of equivalent value in Galaxy Plus Fund - Emil van Essen STP Master Fund (516) LLC (“EvE Master Fund”). The fund now obtains exposure to the Multi-Strategy Program through this investment in the EvE Master Fund, which is advised by Emil van Essen LLC. The EvE Master Fund is a commodity pool available to the fund and other investors through the GalaxyPlus Managed Account Platform, which is an unaffiliated, third-party managed account platform sponsored and operated by Gemini Alternative Funds, LLC.

On March 30, 2016, the Managing Owner, on its own behalf and on behalf of each series of the Trust, entered into a new Administrative Services Agreement with Gemini Hedge Fund Services, LLC (“Gemini”) pursuant to which Gemini will act as an independent, third party administrator to perform certain administrative services including the calculation of net asset value, trade reconciliation, audit support and other financial bookkeeping services.

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

Equinox Frontier Funds
Consolidated Statements of Financial Condition
June 30, 2016 (Unaudited) and December 31, 2015

	6/30/16	12/31/15

ASSETS

Cash and cash equivalents	$76,290,690	$13,975,625
U.S. Treasury securities, at fair value	67,471,250	117,478,438
Receivable from futures commission merchants	46,631,362	72,731,570
Open trade equity, at fair value	10,267,916	—
Options purchased, at fair value	224,300	526,288
Swap contracts, at fair value	35,719,770	40,136,065
Prepaid service fees	9,625	24,251
Interest receivable	1,151,776	2,039,516
Receivables from related parties	3,343	3,120
Other assets	158,596	17

Total Assets	$237,928,628	$246,914,890

LIABILITIES & CAPITAL

LIABILITIES
Open trade deficit, at fair value	$—	$4,348,870
Written options, at fair value	232,660	165,760
Interest payable	21,641	—
Pending owner additions	34,113	36,462
Owner redemptions payable	192,815	612,170
Incentive fees payable to Managing Owner	726,056	382,136
Management fees payable to Managing Owner	397,406	402,943
Interest payable to Managing Owner	104,100	162,121
Trading fees payable to Managing Owner	257,808	282,522
Service fees payable to Managing Owner	243,129	273,856
Payables to related parties	64,335	63,744
Other liabilities	37,009	7

Total Liabilities	2,311,072	6,730,591

CAPITAL
Managing Owner Units	2,946,369	5,798,155
Limited Owner Units	232,671,187	234,386,144

Total Capital	235,617,556	240,184,299

Total Liabilities and Capital	$237,928,628	$246,914,890

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Funds
Consolidated Condensed Schedule of Investments
6/30/2016 (Unaudited)

		Fair	% of Total Capital
Description		Value	(Net Asset Value)

LONG FUTURES CONTRACTS *
	Various base metals futures contracts (Europe)	$280,784	0.12%
	Various base metals futures contracts (U.S.)	406,086	0.17%
	Various currency futures contracts (Singapore)	7,320	—
	Various currency futures contracts (U.S.)	812,664	0.34%
	Various energy futures contracts (Europe)	(29,551)	-0.01%
	Various energy futures contracts (Far East)	(2,001)	—
	Various energy futures contracts (U.S.)	1,554,067	0.66%
	Various interest rates futures contracts (Canada)	125,022	0.05%
	Various interest rates futures contracts (Europe)	2,144,323	0.91%
	Various interest rates futures contracts (Far East)	347,578	0.15%
	Various interest rates futures contracts (Oceanic)	78,997	0.03%
	Various interest rates futures contracts (Singapore)	34,397	0.01%
	Various interest rates futures contracts (U.S.)	2,613,970	1.11%
	Various precious metal futures contracts (U.S.)	461,105	0.20%
	Various soft futures contract (Europe)	70	—
	Various soft futures contracts (Canada)	(12)	—
	Various soft futures contracts (Europe)	85,940	0.04%
	Various soft futures contracts (U.S.)	217,949	0.09%
	Various stock index futures contracts (Africa)	(2,043)	—
	Various stock index futures contracts (Canada)	(478)	—
	Various stock index futures contracts (Europe)	84,779	0.04%
	Various stock index futures contracts (Far East)	146,657	0.06%
	Various stock index futures contracts (Oceanic)	(6,524)	—
	Various stock index futures contracts (U.S.)	894,889	0.38%
	Total Long Futures Contracts	$10,255,989	4.35%

SHORT FUTURES CONTRACTS *
	Various base metals futures contracts (Europe)	$(583,967)	-0.25%
	Various base metals futures contracts (U.S.)	(192,732)	-0.08%
	Various currency futures contracts (U.S.)	1,919,221	0.81%
	Various commodity futures contracts (U.S.)	282,288	0.12%
	Various commodity futures contracts (Europe)	64,984	0.03%
	Various energy futures contracts (Europe)	16,535	0.01%
	Various energy futures contracts (Far East)	(410)	—
	Various energy futures contracts (U.S.)	(1,432,740)	-0.61%
	Various interest rates futures contracts (Canada)	(25,699)	-0.01%
	Various interest rates futures contracts (Europe)	(6,689)	—
	Various interest rates futures contracts (Oceanic)	(17,004)	-0.01%
	Various interest rates futures contracts (Singapore)	(10,272)	—
	Various interest rates futures contracts (U.S.)	(717,472)	-0.30%
	Various precious metal futures contracts (U.S.)	(35,025)	-0.01%
	Various soft futures contract (Europe)	(3,100)	—
	Various soft futures contracts (Canada)	(342)	—
	Various soft futures contracts (Europe)	15,365	0.01%
	Various soft futures contracts (Far East)	4,394	—
	Various soft futures contracts (U.S.)	279,198	0.12%
	Various stock index futures contracts (Africa)	(667)	—
	Various stock index futures contracts (Canada)	(277)	—
	Various stock index futures contracts (Europe)	(518,650)	-0.22%
	Various stock index futures contracts (Far East)	(128,647)	-0.05%
	Various stock index futures contracts (Oceanic)	10,961	—
	Various stock index futures contracts (Singapore)	(28,774)	-0.01%
	Various stock index futures contracts (U.S.)	(25,663)	-0.01%
	Various stock index futures contracts (Warsaw)	(1,444)	—
	Total Short Futures Contracts	$(1,136,628)	-0.48%

CURRENCY FORWARDS *
	Various currency forwards contracts (NA)	$1,148,555	0.45%
	Total Currency Forwards	$1,148,555	0.45%
	Total Open Trade Equity (Deficit)	$10,267,916	4.32%

OPTIONS PURCHASED *
	Various energy futures contracts (U.S.)	148,000	0.06%
	Various stock index futures contracts (U.S.)	76,300	0.03%
	Total Options Purchased	$224,300	0.09%

OPTIONS WRITTEN *
	Various commodity futures contracts (U.S.)	(97,890)	-0.04%
	Various energy futures contracts (U.S.)	(80,000)	-0.03%
	Various stock index futures contracts (U.S.)	$(54,770)	-0.02%
	Total Options Written	$(232,660)	-0.09%

SWAPS (1)
	Frontier Brevan Howard swap (U.S.)	$8,628,803	3.36%
	Frontier XXXIV Balanced select swap (U.S.)	16,013,588	6.24%
	Frontier XXXV Diversified select swap (U.S.)	6,932,856	2.70%
	Frontier XXXVII L/S select swap (U.S.)	4,144,523	1.62%
	Total Swaps	$35,719,770	13.92%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value	Fair Value

$27,000,000	US Treasury Note 6.000% due 02/15/2026 (Cost $36,863,436)	$38,086,875	14.85%
$20,000,000	US Treasury Note 6.875% due 08/15/2025 (Cost $28,012,500)	29,384,375	11.46%
	Total U.S. Treasury Securities	$67,471,250	26.31%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Fund
Consolidated Condensed Schedule of Investments
December 31, 2015

		Fair	% of Total Capital
Description		Value	(Net Asset Value)
LONG FUTURES CONTRACTS *
	Various base metals futures contracts (Europe)	$(96,596)	-0.04%
	Various base metals futures contracts (U.S.)	(1,250,449)	-0.52%
	Various currency futures contracts (Singapore)	6,824	0.00%
	Various currency futures contracts (U.S.)	54,431	0.02%
	Various energy futures contracts (Europe)	13,493	0.01%
	Various energy futures contracts (Far East)	605	0.00%
	Various energy futures contracts (U.S.)	(2,605,923)	-1.08%
	Brent Crude Oil Settling 1/29/2016 (Number of Contracts: 546)	(3,709,735)	-1.54%
	WTI Crude Oil Settling 5/31/2016 (Number of Contracts: 925	(7,677,427)	-3.20%
	Heat Oil Settling 6/29/2016 (Number of Contracts:2314)	(4,145,156)	-1.73%
	Various interest rates futures contracts (Canada)	111,674	0.05%
	Various interest rates futures contracts (Europe)	(686,234)	-0.29%
	Various interest rates futures contracts (Far East)	304,974	0.13%
	Various interest rates futures contracts (Oceanic)	(19,910)	-0.01%
	Various interest rates futures contracts (U.S.)	(568,406)	-0.24%
	Various precious metal futures contracts (U.S.)	(2,773,754)	-1.15%
	Various soft futures contracts (Canada)	513	0.00%
	Various soft futures contracts (Europe)	73,103	0.03%
	Various soft futures contracts (Oceanic)	5,505	0.00%
	Various soft futures contracts (U.S.)	349,981	0.15%
	Various stock index futures contracts (Canada)	(43,551)	-0.02%
	Various stock index futures contracts (Europe)	100,955	0.04%
	Various stock index futures contracts (Far East)	(184,632)	-0.08%
	Various stock index futures contracts (Oceanic)	(2,642)	0.00%
	Various stock index futures contracts (U.S.)	135,830	0.06%
	Total Long Futures Contracts	$(22,606,527)	-9.41%

SHORT FUTURES CONTRACTS *
	Various base metals futures contracts (Europe)	$402,411	0.17%
	Various base metals futures contracts (U.S.)	113,542	0.05%
	Various currency futures contracts (U.S.)	1,304,853	0.54%
	Various energy futures contracts (Europe)	29,608	0.01%
	Various energy futures contracts (Far East)	1,430	0.00%
	Various energy futures contracts (U.S.)	3,963,547	1.65%
	WTI Crude Oil Settling 4/30/2016 (Number of Contracts: 845)	4,039,571	1.68%
	WTI Crude Oil Settling 6/29/2016 (Number of Contracts: 756)	3,923,021	1.63%
	Heat Oil Settling 8/1/2016 (Number of Contracts:210)	3,342,927	1.39%
	Various interest rates futures contracts (Canada)	912	0.00%
	Various interest rates futures contracts (Europe)	130,658	0.05%
	Various interest rates futures contracts (Far East)	(18,300)	-0.01%
	Various interest rates futures contracts (Oceanic)	(171,001)	-0.07%
	Various interest rates futures contracts (U.S.)	148,445	0.06%
	Various precious metal futures contracts (Far East)	4,492	0.00%
	Various precious metal futures contracts (U.S.)	1,320,899	0.55%
	Various precious metal futures contracts (Far East)	(2,639)	0.00%
	Various soft futures contract (Europe)	(10,130)	0.00%
	Various soft futures contracts (Canada)	(1,321)	0.00%
	Various soft futures contracts (Europe)	49,202	0.02%
	Various soft futures contracts (Far East)	(1,348)	0.00%
	Various soft futures contracts (Singapore)	930	0.00%
	Various soft futures contracts (U.S.)	(364,588)	-0.15%
	Various stock index futures contracts (Africa)	(10,962)	0.00%
	Various stock index futures contracts (Canada)	(23,117)	-0.01%
	Various stock index futures contracts (Europe)	(23,385)	-0.01%
	Various stock index futures contracts (Far East)	87,447	0.04%
	Various stock index futures contracts (Mexico)	790	0.00%
	Various stock index futures contracts (Oceanic)	(12,679)	-0.01%
	Various stock index futures contracts (U.S.)	(39,052)	-0.02%
	Various stock index futures contracts (Warsaw)	(3,926)	0.00%
	Total Short Futures Contracts	$18,182,237	7.57%

CURRENCY FORWARDS *
	Various currency forwards contracts (NA)	$75,418	0.03%
	Total Currency Forwards	$75,418	0.03%
	Total Open Trade Equity (Deficit)	$(4,348,872)	-1.81%

OPTIONS PURCHASED *
	Various energy futures contracts (U.S.)	$154,530	0.06%
	Various stock index futures contracts (U.S.)	371,758	0.15%
	Total Options Purchased	$526,288	0.21%

OPTIONS WRITTEN *
	Various energy futures contracts (U.S.)	$(165,760)	-0.07%
	Total Options Written	$(165,760)	-0.07%
SWAPS (1)
	Frontier Brevan Howard swap (U.S.)	$7,960,269	3.31%
	Frontier XXXIV Balanced select swap (U.S.)	19,157,519	7.98%

	Frontier XXXV Diversified select swap (U.S.)	8,685,849	3.62%
	Frontier XXXVII L/S select swap (U.S.)	4,332,428	1.80%
	Total Swaps	$40,136,065	16.71%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value	Fair Value

$67,000,000	US Treasury Note 6.000% due 02/15/2026 (Cost $99,934,764)	$89,465,938	37.25%
$20,000,000	US Treasury Note 6.875% due 08/15/2025 (Cost $28,322,622)	28,012,500	11.66%
	Total U.S. Treasury Securities	$117,478,438	48.91%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Funds
Consolidated Statements of Operations
For the Three Months Ended June 30, 2016 and 2015
(Unaudited)

	2016	2015

Investment income:
Interest - net	$209,088	$274,961

Total Income	209,088	274,961

Expenses:
Incentive Fees	726,056	94,738
Management Fees	1,142,275	1,280,518
Service Fees - Class 1	892,738	1,129,839
Trading Fees	1,013,154	886,592
Other Fees	31,012	—

Total Expenses	3,805,235	3,391,687

Investment income/(loss) - net	(3,596,147)	(3,116,726)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(6,500,370)	(14,178,689)
Net change in open trade equity/(deficit)	10,520,422	(3,193,895)
Net unrealized gain/(loss) on swap contracts	(1,799,374)	(9,714,795)
Net realized gain/(loss) on U.S. Treasury securities	5,395,801	588,474
Net unrealized gain/(loss) on U.S. Treasury securities	(3,864,982)	(5,876,125)
Trading commissions	(542,312)	(715,951)

Net gain/(loss) on investments	3,209,185	(33,090,981)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	$(386,962)	$(36,207,707)

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Funds
Consolidated Statements of Operations
For the Six Months Ended June 30, 2016 and 2015
(Unaudited)

	2016	2015

Investment income:
Interest - net	$424,927	$569,631

Total Income	424,927	569,631

Expenses:
Incentive Fees	3,075,663	4,997,512
Management Fees	2,324,990	2,569,188
Service Fees - Class 1	1,862,122	2,300,891
Trading Fees	1,821,824	1,807,859
Other Fees	31,012	—

Total Expenses	9,115,611	11,675,450

Investment income/(loss) - net	(8,690,684)	(11,105,819)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	1,554,946	25,808,976
Net change in open trade equity/(deficit)	14,674,703	(13,495,336)
Net unrealized gain/(loss) on swap contracts	(4,416,295)	1,229,375
Net realized gain/(loss) on U.S. Treasury securities	5,466,894	588,474
Net unrealized gain/(loss) on U.S. Treasury securities	1,038,550	(3,141,062)
Trading commissions	(1,125,189)	(1,426,355)

Net gain/(loss) on investments	17,193,609	9,564,072

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	$8,502,925	$(1,541,747)

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Funds
Consolidated Statement of Changes in Owners’ Capital
For the Six Months Ended June 30, 2016 (Unaudited)

	Managing	Limited
	Owner	Owners	Total

Owners’ Capital, December 31, 2015	$5,798,155	$234,386,144	$240,184,299

Sale of Units	—	10,140,686	10,140,686
Redemption of Units	—	(23,210,354)	(23,210,354)
Net increase/(decrease) in Owners’ Capital resulting from operations	(2,851,786)	11,354,711	8,502,925

Owners’ Capital, June 30, 2016	$2,946,369	$232,671,187	$235,617,556

The consolidated Trust is not unitized as are the individual Series of the Trust

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Funds
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2016 and 2015 (Unaudited)

	2016	2015

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$8,502,925	$(1,541,747)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity	(14,616,786)	14,824,422
Net change in options purchased	301,988	5,273,735
Net change in options written	66,900	(6,381,968)
Net unrealized (gain)/loss on swap contracts	4,416,295	(1,229,376)
Net unrealized (gain)/loss on U.S. Treasury securities	(1,038,550)	3,141,062
Net realized (gain)/loss on U.S. Treasuries securities	(5,466,894)	(588,474)
(Purchases) sales of:
(Purchases) of swap contracts	—	(1,000,000)
Sales of U.S. Treasury securities	82,389,783	28,542,000
(Purchases) of U.S. Treasury securities	(26,620,440)	(21,196,875)
U.S. Treasury interest and premium paid/amortized	743,289	1,237,835
Increase and/or decrease in:
Receivable from futures commission merchants	26,100,208	4,228,484
Prepaid service fees	14,626	(13,875)
Interest receivable	887,740	(56,879)
Receivable from related parties	(223)	603
Other assets	(158,579)	500,000
Interest payable	21,641	—
Incentive fees payable to Managing Owner	343,920	(6,570,591)
Management fees payable to Managing Owner	(5,537)	(34,993)
Interest payable to Managing Owner	(58,021)	4,855
Trading fees payable to Managing Owner	(24,714)	(20,342)
Service fees payable to Managing Owner	(30,727)	(23,014)
Payables to related parties	591	14,464
Other liabilities	37,002	—

Net cash provided by (used in) operating activities	75,806,437	19,109,326

Cash Flows from Financing Activities:
Proceeds from sale of capital	10,362,294	9,776,731
Payment for redemption of capital	(23,431,962)	(27,531,104)
Payment made by the Managing Owner	—	1,211,610
Pending owner additions	(2,349)	(2,786)
Redemptions payable	(419,355)	(149,183)

Net cash provided by (used in) financing activities	(13,491,372)	(16,694,732)

Net increase (decrease) in cash and cash equivalents	62,315,065	2,414,594

Cash and cash equivalents, beginning of period	13,975,625	18,977,844
Cash and cash equivalents, end of period	$76,290,690	$21,392,438

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

The Trust, with respect to each Series:

•	engages in the speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts), and may, from time to time, engage in cash and spot transactions;

•	allocates funds to a limited liability trading company or companies (“Trading Company” or “Trading Companies”) and Galaxy Plus entities (“Galaxy Plus”). Except as otherwise described in these notes, each Trading Company and Galaxy Plus entity has one-year renewable contracts with its own independent commodity trading advisor(s), or each, a Trading Advisor, that will manage all or a portion of such Trading Company’s and Galaxy Plus assets and make the trading decisions for the assets of each Series vested in such Trading Company and Galaxy Plus entity. Each Trading Company and Galaxy Plus entity will segregate its assets from any other Trading Company and Galaxy Plus entity;

•	maintains separate, distinct records for each Series, and accounts for the assets of each Series separately from the other Series;

•	calculates the Net Asset Value (“NAV”) of its Units for each Series separately from the other Series;

•	has an investment objective of increasing the value of each Series’ Units over the long term (capital appreciation), while managing risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments;

•	maintains each Series of Units in between two to seven sub-classes—Class 1, Class 1AP, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of any Series are charged a service fee of up to three percent (3.0%) annually of the NAV of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1, Class 1a and Class 1AP Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the NAV at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to selling agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Equinox Frontier Diversified Fund, and Equinox Frontier Masters Fund or Class 2a Units of the Equinox Frontier Long/Short Commodity Fund sold) until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series. The Managing Owner may also pay selling agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such selling agents; and

•	all payments made to selling agents who are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and their associated persons that constitute underwriting compensation will be subject to the limitations set forth in Rule 2310(b)(4)(B)(ii) (formerly Rule 2810(b)(4)(B)(ii)) of the Conduct Rules of FINRA (“Rule 2310”). An investor’s Class 1 Units or Class 2 Units of any Series, or Class 1a Units or Class 2a Units of the Equinox Frontier Long/Short Commodity Fund or Equinox Frontier Balanced Fund will be classified as Class 3 or Class 3a Units of such Series, as applicable, when the Managing Owner determines that the fee limitation set forth in Rule 2310 with respect to such Units has been reached or will be reached. No service fees are paid with respect to Class 3 or Class 3a Units. Units of any Class in a Series may be redeemed, in whole or in part, on a daily basis, at the then current NAV per Unit for such Series on the day of the week after the date the Managing Owner is in receipt of a redemption request for at least one (1) Business Day to be received by the Managing Owner prior to 4:00 PM in New York.

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

Between April 15, 2016 and June 30, 2016, a portion of the interests in Frontier Trading Company I, LLC and all of the interests in Frontier Trading Company VII, LLC held by the Equinox Frontier Diversified Fund, Equinox Frontier Masters Fund, Equinox Frontier Balanced Fund and the Equinox Frontier Long/Short Commodity Fund were exchanged for equivalent interests in the Galaxy Plus Managed Account Platform (“Galaxy Plus”) which is an unaffiliated, third-party managed account platform.   The assets of Frontier Trading Company I, LLC, which included exposure to Quantmetrics Capital Management LLP’s Multi-Strategy Program, Quantitative Investment Management, LLC’s Quantitative Global Program, Quest Partners LLC Quest Tracker Index Program, and Chesapeake Capital Management, LLC’s Diversified Program, and the assets of Frontier Trading Company VII, LLC, which included exposure to Emil van Essen LLC’s Multi-Strategy Program, Red Oak Commodity Advisors, Inc.’s Fundamental Diversified Program, Rosetta Capital Management, LLC’s Rosetta Trading Program, and Landmark Trading Company’s Landmark Program, have been transferred to individual Delaware limited liability companies (“Master Funds”) in Galaxy Plus.   Each Master Fund is sponsored and operated by Gemini Alternative Funds, LLC (the “Sponsor”).  The Sponsor has contracted with the trading advisor to manage the portfolios of the Master Funds pursuant to the advisors’ respective program.  For those Series that invest in Galaxy Plus, approximately 30-70% those Series assets are used to support the margin requirements of the Master Funds.  The remaining assets in the Series are split between investments in Trading Companies and into a pooled cash management account that invests primarily in U.S. Treasury Securities.  For those Series that do not invest in Galaxy Plus, their assets are split between investments in Trading Companies and investments in the pooled cash management account.

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

Consolidation—The Series, through investing in the Trading Companies and Galaxy Plus, authorize certain Trading Advisors to place trades and manage assets at pre-determined investment levels. The Trading Companies were organized by the Managing Owner for the purpose of investing in commodities interests and derivative instruments, and have no operating income or expenses, except for trading income and expenses, all of which is allocated to the Series. Galaxy Plus is a series of Delaware limited liability companies, sponsored by Gemini Alternative Funds, LLC, that create exposure to a variety of third party professional managed futures and foreign exchange advisors. Galaxy Plus is available to qualified high-net-worth individuals and institutional investors. Trading Companies and Galaxy Plus entities in which a Series has a controlling and majority equity interest are consolidated by such Series. Investments in Trading Companies and Galaxy Plus entities in which a Series does not have a controlling and majority interest are accounted for under the equity method, which approximates fair value. Fair value represents the proportionate share of the Series’ interest in the NAV in a Trading Company or Galaxy Plus entity. The equity interest held by Series of the Trust is shown as investments in unconsolidated Trading Companies or investments in private investment companies in the statements of financial condition. The income or loss attributable thereto in proportion of investment level is shown in the statements of operations as change in fair value of investments in unconsolidated Trading Companies or net unrealized gain/(loss) on private investment companies.

As of June 30, 2016, the consolidated balance sheet of Equinox Frontier Balanced Fund included the assets and liabilities of its majority owned Trading Companies and Galaxy Plus entities. These Trading Companies include Frontier Trading Company XIV, LLC, Frontier Trading Company XXIII, LLC, Frontier Trading Company IX, LLC and Frontier Trading Company XXXIV, LLC. The Galaxy Plus entities include Galaxy plus Fund – QIM Master Fund (526) LLC and Galaxy Plus Fund – Quantmetrics Master Fund (527) LLC.

For the six months ended June 30, 2016, the consolidated statement of operations of Equinox Frontier Balanced Fund included the earnings of its majority owned Trading Companies and Galaxy Plus entities listed above. Equinox Frontier Balanced Fund began investing in Galaxy Plus beginning April 15, 2016.

As of June 30, 2016, the consolidated balance sheet of Equinox Frontier Long/Short Commodity Fund included the assets and liabilities of its majority owned Trading Company and Galaxy Plus entity, Frontier Trading Company XXXVII, LLC and Galaxy Plus Fund – LRR Master Fund (522) LLC, respectively.

For the six months ended June 30, 2016, the consolidated statement of operations of Equinox Frontier Long/Short Commodity Fund included the earnings of its majority owned Trading Company and Galaxy Plus entity listed above. Equinox Frontier Long/Short Commodity Fund began investing in Galaxy Plus beginning April 15, 2016.

As of June 30, 2016, the consolidated balance sheet of Equinox Frontier Diversified Fund included the assets and liabilities of its majority owned Frontier Trading Company XXXV, LLC and the assets and liabilities of its majority owned Galaxy Plus entities, Galaxy Plus Fund – Chesapeake Master Fund (518) LLC and Galaxy Plus Fund – Quest Master Fund (517) LLC.

For the six months ended June 30, 2016, the consolidated statement of operations of Equinox Frontier Diversified Fund included the earnings of its majority owned Trading Company and Galaxy Plus entities listed above. Equinox Frontier Diversified Fund began investing in Galaxy Plus beginning April 15, 2016.

As of and for the six months ended June 30, 2016, the consolidated balance sheet and statement of operations of Equinox Frontier Heritage Fund included the assets and liabilities, and earnings, respectively, of its majority owned Trading Company, Frontier Trading Company XXXIX, LLC.

As of and for the six months ended June 30, 2016, the consolidated balance sheet and statement of operations of Equinox Frontier Select Fund included the assets and liabilities, and earnings, respectively, of its majority owned Trading Company, Frontier Trading Company XV, LLC.

As of and for the six months ended June 30, 2016, the consolidated balance sheet and statement of operations of Equinox Frontier Winton Fund included the assets and liabilities, and earnings, respectively, of its majority owned Trading Company, Frontier Trading Company II, LLC.

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

Interest Income—U.S. Treasury Securities are pooled for purposes of maximizing returns on these assets to investors of all Series. Interest income from pooled cash management assets is recognized on the accrual basis and allocated daily to each Series based upon its daily proportion of ownership of the pool. Aggregate interest income from all sources, including U.S. Treasuries and assets held at a futures commission merchant (“FCM”), of up to two percentage points of the aggregate percentage yield (annualized) of net asset value less any fair market value related to swaps, is paid to the Managing Owner by the Equinox Frontier Balanced Fund (Class 1, and Class 2 only), Equinox Frontier Select Fund, Equinox Frontier Winton Fund and Equinox Frontier Heritage Fund. For the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund, Equinox Frontier Masters Fund and Equinox Frontier Balanced Fund (Class 1a, Class 2a and Class 3a only), 20% of the total interest allocated to each Series is paid to the Managing Owner from January 1, 2016 through April 28, 2016, thereafter 100% of the interest is retained by the respective Series. All interest not paid to the Managing Owner is interest income to the Series, and shown net on the statement of operations. Effective April 29, 2016, Equinox Frontier Diversified Fund, Equinox Frontier Masters Fund and Equinox Frontier Long/Short Commodity Fund no longer allocate interest income to the Managing Owner and retain one hundred percent of total interest allocated to these series.

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

Allocation of Earnings—Each Series of the Trust may maintain three to seven classes of Units—Class 1, Class 2, Class 3, Class 1a, Class 2a, Class 3a and Class 1AP. All classes have identical voting, dividend, liquidation and other rights and the same terms and conditions, except that fees charged to a Class or Series differ as described below. Revenues, expenses (other than expenses attributable to a specific class), and realized and unrealized trading gains and losses of each Series are allocated daily to Class 1, Class 1a, Class 2, Class 2a, Class 3, Class 3a and Class 1AP Units based on each Class’ respective owners’ capital balances as applicable to the classes maintained by the Series.

Each Series allocates funds to an affiliated Trading Company, or Companies, of the Trust, or Galaxy Plus. Each Trading Company allocates all of its daily trading gains or losses to the Series in proportion to each Series’ ownership trading level interest in the Trading Company, adjusted on a daily basis (except for Trading Advisors and other investments such as Swaps that are directly allocated to a specific series). Likewise, trading gains and losses earned and incurred by the Series through their investments in Galaxy Plus entities are allocated to those series on a daily basis. The allocation of gains and losses in Galaxy Plus entities are based on each series pro-rata shares of the trading level of that entity which is updated at the beginning of each month or more frequently if there is a subscription or redemption activity in the entity. The value of all open contracts and cash held at clearing brokers is similarly allocated to the Series in proportion to each Series’ funds allocated to the Trading Companies or Galaxy Plus entities.

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

Service Fees—The Trust may maintain each Series of Units in three to seven sub-classes—Class 1, Class 1AP, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of any Series are charged a service fee of up to two percent (2.0%) annually of the NAV (or purchase price, in case of initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to two percent (2.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to two percent (2.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to Selling Agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Equinox Frontier Diversified Fund and Equinox Frontier Masters Fund or Class 2a Units of the Equinox Frontier Long/Short Commodity Fund sold) until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series for administrative purposes. Currently the service fee is not charged to Class 1AP investors. The Managing Owner may also pay selling agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such Selling Agents.

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

The Managing Owner has chartered a valuation committee to provide oversight of the valuation process for the Series. The valuation committee meets at least monthly to discuss the valuation process and any valuation issues that may arise. The valuation committee is comprised of senior members of the Managing Owner’s management team with varying areas of expertise that add value to the committee. The valuation committee reports to both the Managing Owner’s Management Committee and the Trust’s Executive Committee. The valuation committee further remains in communication with the Managing Owner’s Due Diligence Committee that provides ongoing counterparty risk monitoring of the swap counterparties. The valuation committee’s designee monitors daily pricing valuation provided by the swap. The Managing Owner’s valuation committee monitors some additional input factors such as liquidity, volatility, and counterparty risk in order to further review the valuations provide by the pricing service

The following table summarizes the instruments that comprise the Trust’s financial asset portfolio, by Series, measured at fair value on a recurring basis as of June 30, 2016 and 2015, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

				Total
June 30, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$9,119,359	$1,148,557	$—	$10,267,916
Swap Contracts	—	—	35,719,770	35,719,770
U.S. Treasury Securities	67,471,250	—	—	67,471,250
Purchased Options	—	224,300	—	224,300
Written Options	—	(232,660)	—	(232,660)

				Total
December 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$(4,424,290)	$75,418	$—	$(4,348,872)
Swap Contracts	—	—	40,136,065	40,136,065
U.S. Treasury Securities	117,478,438	—	—	117,478,438
Written Options	—	526,288	—	526,288
Funds	—	(165,760)	—	(165,760)

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the statements of operations.

For the Six Months Ended
June 30, 2016

Balance of recurring Level 3 assets as of January 1, 2016	$40,136,065
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	(4,416,295)
Purchases of investments	—
Sales of investments	—
Transfers in and/or out of Level 3	—
Balance of recurring Level 3 assets as of June 30, 2016	$35,719,770

For the Year ended
December 31, 2015

Balance of recurring Level 3 assets as of January 1, 2015	$35,990,887
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	3,145,178
Purchases of investments	1,000,000
Sales of investments	—
Transfers in and/or out of Level 3	—
Balance of recurring Level 3 assets as of December 31, 2015	$40,136,065

The Trust assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Trust’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the six months ended June 30, 2016, the Trust did not transfer any assets between Levels 1, 2 and 3.

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at June 30, 2016:

Swaps	$(4,416,295)

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of June 30, 2016 and December 31, 2015, approximately 15.16% or $35,719,770 and 16.71% or $40,136,065, respectively, of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain Swaps and is recorded as Swap Contracts, at fair value on the Statements of Financial Condition of the Trust. This cash held with the counterparty is not restricted.

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

The Trust had invested in the following swaps as of and for the six months ended June 30, 2016:

	Brevan Howard	XXXIV Balanced select swap	XXXV Diversified select swap	XXXVII L/S select swap
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap

Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$11,413,283	$6,413,588	$13,851,707	$1,877,692
Termination Date	3/26/2018	8/2/2018	8/2/2018	8/7/2018
Cash Collateral	$5,985,998	$9,600,000	$3,400,000	$3,880,000
Swap Value	$2,642,804	$6,413,588	$3,532,856	$264,523
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	$675,535	($3,143,931)	($1,752,993)	($187,904)
Fair Value as of 6/30/2016	$8,632,303	$16,013,588	$6,932,856	$4,144,523

The Trust had invested in the following swaps as of and for the year ended December 31, 2015:

	Brevan Howard	XXXIV Balanced Select Swap	XXXV Diversified Select Swap	XXXVII L/S Select Swap
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap

Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$12,663,283	$22,580,043	$13,851,707	$1,877,592
Termination Date	3/26/2018	8/2/2018	8/2/2018	8/7/2018
Cash Collateral	$5,993,000	$9,600,000	$3,400,000	$3,880,000
Swap Value	$1,967,269	$9,557,519	$5,285,749	$452,428
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	$419,803	$910,566	$2,115,441	($300,633)
Fair Value as of 12/31/2015	$7,960,269	$19,157,519	$8,685,749	$40,136,065

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

Trading Fees—In connection with each Series’ trading activities, from January 1, 2016 through April 28, 2016, the Equinox Frontier Long/Short Commodity Fund (Classes 2 and 3), Equinox Frontier Balanced Fund, Equinox Frontier Select Fund, Equinox Frontier Winton Fund and Equinox Frontier Heritage Fund pays to the Managing Owner a trading fee, or FCM Fee, of up to 0.75% of such Series’ NAV, calculated daily. The Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund (Classes 1a, 2a and 3a) and Equinox Frontier Masters Fund pays to the Managing Owner a trading fee, or FCM Fee, of up to 2.25% of nominal assets per prospectus supplement dated June 27 and a custodial/due diligence fee of 0.12% of such Series’ NAV, calculated daily. Effective April 29, 2016, the Equinox Frontier Long/Short Commodity Fund (Classes 2 and 3), Equinox Frontier Balanced Fund, Equinox Frontier Select Fund, Equinox Frontier Winton Fund and Equinox Frontier Heritage Fund pays to the Managing Owner a trading fee, or FCM Fee, of up to 0.75% of such Series’ Notional Trading Level. The Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund (Classes 1a, 2a and 3a) and Equinox Frontier Masters Fund pays to the Managing Owner a trading fee, or FCM Fee, of up to 2.25% of Series Notional Trading Level and a custodial/due diligence fee of 0.12% of such Series’ NAV, calculated daily.

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

As of June 30, 2016, the Trust has a payable to the Managing Owner in the amounts of $713,836, $257,483, $111,191, $257,808 and $243,129 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

As of December 31, 2015, the Trust has a payable to the Managing Owner in the amounts of $382,136, $402,943, $162,121, $282,522 and $273,856 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

For the three months ended June 30, 2016 the Trust paid the Managing Owner $713,836, $940,380, $892,738 and $767,155 for incentive fees, management fees, service fees, and trading fees, respectively.

For the three months ended June 30, 2015, the Trust paid the Managing Owner $94,738, $1,280,518, $1,129,839 and $886,592 for incentive fees, management fees, service fees, and trading fees, respectively.

For the six months ended June 30, 2016, the Trust paid the Managing Owner $3,063,443, $2,123,095, $1,862,122 and $1,601,833 for incentive fees, management fees, service fees, and trading fees, respectively.

For the six months ended June 30, 2015, the Trust paid the Managing Owner $4,997,512, $2,569,188, $2,300,891 and $1,807,859 for incentive fees, management fees, service fees, and trading fees, respectively.

With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed therefore by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk and enjoys the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months. For the six months ended June 30, 2016 and 2015, amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees were $12 and $7,262, respectively.

Aggregate interest income from all sources, including U.S. Treasury Securities assets net of premiums and cash held at clearing brokers, of up to the first 2% (annualized) is paid to the Managing Owner by the Equinox Frontier Balanced Fund (Class 1, and Class 2 only), Equinox Frontier Winton Fund, Equinox Frontier Select Fund, and Equinox Frontier Heritage Fund. For the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund, Equinox Frontier Masters Fund, and Equinox Frontier Balanced Fund (Class 1a and Class 2a only), 20% of the total interest allocated to each Series is paid to the Managing Owner. Effective April 29, 2016 (per new prospectus), Equinox Frontier Diversified Fund, Equinox Frontier Masters Fund and Equinox Frontier Long/Short Commodity Fund no longer allocate interest to the Managing Owner.

The following table outlines the interest paid by each Series to the Managing Owner and its ratio to average net assets for the three and six months ended June 30, 2016 and 2015:

Three Months Ended

	6/30/2016	6/30/2015	6/30/2016	6/30/2015
	Gross Amount	Gross Amount
	Paid to the	Paid to the	Ratio to	Ratio to
	Managing	Managing	Average Net	Average Net
	Owner	Owner	Assets	Assets

Equinox Frontier Diversified Fund Class 1	$1,188	$11,399	0.01%	0.12%
Equinox Frontier Diversified Fund Class 2	5,454	22,235	0.01%	0.06%
Equinox Frontier Diversified Fund Class 3	1,837	5,152	0.02%	0.04%
Equinox Frontier Masters Fund Class 1	797	7,621	0.01%	0.10%
Equinox Frontier Masters Fund Class 2	775	6,063	0.01%	0.08%
Equinox Frontier Masters Fund Class 3	798	3,480	0.01%	0.05%
Equinox Frontier Long/Short Commodity Fund Class 2	85	801	0.01%	0.09%
Equinox Frontier Long/Short Commodity Fund Class 3	407	4,837	0.01%	0.09%
Equinox Frontier Long/Short Commodity Fund Class 1a	291	3,600	0.01%	0.09%
Equinox Frontier Long/Short Commodity Fund Class 2a	104	1,075	0.01%	0.09%
Equinox Frontier Long/Short Commodity Fund Class 3a	47	469	0.01%	0.06%
Equinox Frontier Balanced Fund Class 1	148,636	224,354	0.24%	0.36%
Equinox Frontier Balanced Fund Class 1AP	1,659	2,435	0.01%	0.01%
Equinox Frontier Balanced Fund Class 2	53,414	76,515	0.23%	0.33%
Equinox Frontier Balanced Fund Class 2a	273	358	0.05%	0.06%
Equinox Frontier Balanced Fund Class 3a	1,203	1,642	0.05%	0.07%
Equinox Frontier Select Fund Class 1	3,173	17,252	0.03%	0.14%
Equinox Frontier Select Fund Class 1AP	14	64	0.00%	0.00%
Equinox Frontier Select Fund Class 2	383	1,941	0.03%	0.14%
Equinox Frontier Winton Fund Class 1	84,303	119,313	0.36%	0.51%
Equinox Frontier Winton Fund Class 1AP	137	177	0.00%	0.00%
Equinox Frontier Winton Fund Class 2	43,889	42,458	0.36%	0.35%
Equinox Frontier Heritage Fund Class 1	20,282	30,474	0.23%	0.35%
Equinox Frontier Heritage Fund Class 1AP	108	193	0.00%	0.01%
Equinox Frontier Heritage Fund Class 2	6,913	10,079	0.23%	0.34%

Total	$376,170	$593,987

Six Months Ended

	6/30/2016	6/30/2015	6/30/2016	6/30/2015
	Gross Amount	Gross Amount
	Paid to the	Paid to the	Ratio to	Ratio to
	Managing	Managing	Average Net	Average Net
	Owner	Owner	Assets	Assets

Equinox Frontier Diversified Fund Class 1	$7,806	$24,840	0.08%	0.13%
Equinox Frontier Diversified Fund Class 2	29,461	46,546	0.08%	0.13%
Equinox Frontier Diversified Fund Class 3	9,208	9,714	0.08%	0.13%
Equinox Frontier Masters Fund Class 1	5,968	15,782	0.08%	0.14%
Equinox Frontier Masters Fund Class 2	5,754	12,344	0.08%	0.14%
Equinox Frontier Masters Fund Class 3	4,993	6,829	0.07%	0.14%
Equinox Frontier Long/Short Commodity Fund Class 2	529	1,696	0.06%	0.13%
Equinox Frontier Long/Short Commodity Fund Class 3	2,975	10,011	0.05%	0.13%
Equinox Frontier Long/Short Commodity Fund Class 1a	2,069	7,628	0.05%	0.13%
Equinox Frontier Long/Short Commodity Fund Class 2a	679	2,263	0.06%	0.13%
Equinox Frontier Long/Short Commodity Fund Class 3a	424	949	0.05%	0.13%
Equinox Frontier Balanced Fund Class 1	338,243	430,704	0.54%	0.57%
Equinox Frontier Balanced Fund Class 1AP	3,856	4,627	0.02%	0.02%
Equinox Frontier Balanced Fund Class 2	123,177	145,522	0.54%	0.57%
Equinox Frontier Balanced Fund Class 2a	611	680	0.11%	0.12%
Equinox Frontier Balanced Fund Class 3a	2,701	3,118	0.11%	0.11%
Equinox Frontier Select Fund Class 1	13,062	41,323	0.11%	0.29%
Equinox Frontier Select Fund Class 1AP	54	149	0.00%	0.00%
Equinox Frontier Select Fund Class 2	1,534	4,702	0.11%	0.29%
Equinox Frontier Winton Fund Class 1	189,090	241,720	0.81%	0.89%
Equinox Frontier Winton Fund Class 1AP	305	354	0.01%	0.01%
Equinox Frontier Winton Fund Class 2	98,658	103,429	0.81%	0.76%
Equinox Frontier Heritage Fund Class 1	45,755	61,466	0.52%	0.60%
Equinox Frontier Heritage Fund Class 1AP	283	381	0.01%	0.01%
Equinox Frontier Heritage Fund Class 2	15,461	20,247	0.52%	0.60%

Total	$902,656	$1,197,024

The Managing Owner, under an amended contract, paid to The Bornhoft Group Corporation, an affiliate of the Trust, an annual payment of $1,100,000 for the first year of the contract and $600,000 for the second year of the contract, and $300,000 for the third and final year for investment and advisor services and 0.1% annually thereafter of the trading level with the Equinox Frontier Balanced Fund in lieu of a monthly service fee. The Managing Owner paid $0 and $139,848, respectively under this agreement for the three and six months ended June 30, 2016 and 2015, respectively. These amounts have no impact on the Series’ financial statements. This contract ended April 30, 2015.

Equinox Financial Group, LLC, an affiliate of the Trust, provides management services for the Managing Owner who paid $0 and $730,000 for the six months ended June 30, 2016 and 2015, and $0 and $425,000 for the three months ended June 30, 2016 and 2015, respectively. These amounts have no impact on the Series’ financial statements.

Solon Capital, LLC, an affiliate of the Trust, provides product development and marketing services. For these services, the Managing Owner paid Solon Capital, LLC, $0 and $623,715, respectively, for the six months ended June 30, 2016 and 2015 and $0 and $307,442 for the three months ended June 30, 2016 and 2015, respectively. These amounts have no impact on the Series’ financial statements.

Equinox Group Distributors LLC, an affiliate under common control of the Managing Owner, serves as wholesaler of the Trust by marketing to broker/dealer organizations.

6. Financial Highlights

The following information presents the financial highlights of the Trust for the three and six months ended June 30, 2016 and 2015. This data has been derived from the information presented in the consolidated financial statements.

Three months ended

	2016	2015

Ratios to average net assets (1)
Net investment gain/(loss) (1)	-5.07%	-4.48%
Expenses before incentive fees (3)	5.12%	4.85%
Expenses after incentive fees (3)	5.42%	4.89%

Total return before incentive fees (2)	0.14%	-13.25%
Total return after incentive fees (2)	-0.16%	-13.28%

Six months ended
	2016	2015

Ratios to average net assets (1)
Net investment gain/(loss) (1)	-5.98%	-6.37%
Expenses before incentive fees (3)	5.06%	4.95%
Expenses after incentive fees (3)	6.33%	6.79%

Total return before incentive fees (2)	4.81%	2.41%
Total return after incentive fees (2)	3.53%	-0.57%

The Trust financial highlights are calculated based upon the Trust’s consolidated financial statements. The consolidated Trust does not issue units and therefore the financial highlights do not disclose any unitized data.

7. Derivative Instruments and Hedging Activities

The Trust’s primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trust does not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trust’s derivatives by instrument types as of June 30, 2016 and December 31, 2015 is included in the Consolidated Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trust’s positions in swap contracts.

For the three and six months ended June 30, 2016 and 2015, the monthly average of futures contracts bought was approximately 5,250 and 10,232, respectively and sold was approximately 14,939 and 10,304, respectively.

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended June 30, 2016

Type of contract

Metals	$(21,117)
Currencies	3,595,357
Energies	738,433
Agriculturals	3,174
Interest rates	4,169,351
Stock indices	1,288,654
Change in unrealized trading income/(loss)(2)	$9,773,852

Net Change in Open Trade Equity from Futures, Forwards and Options for the Six Months Ended June 30, 2016

Type of contract

Metals	$2,453,727
Currencies	1,453,531
Energies	2,750,280
Agriculturals	567,997
Interest rates	5,914,474
Stock indices	788,124
Change in unrealized trading income/(loss)(2)	$13,928,133

Realized Trading Revenue from Futures, Forwards and Options
for the Three Months Ended June 30, 2016

Type of contract

Metals	$5,721
Currencies	(2,809,377)
Energies	(2,621,859)
Agriculturals	(158,561)
Interest rates	2,793,175
Stock indices	(3,387,479)
Realized trading income/(loss)(1)	$(6,178,380)

Realized Trading Revenue from Futures, Forwards and Options
for the Six Months Ended June 30, 2016

Type of contract

Metals	$(5,425,428)
Currencies	(4,306,303)
Energies	1,943,835
Agriculturals	(1,143,188)
Interest rates	15,407,826
Stock indices	(4,599,806)
Realized trading income/(loss)(1)	$1,876,936

(1)	In the Consolidate Statement of Operations under net realized gain/(loss) on futures, forwards and options
(2)	In the Consolidate Statement of Operations under net change in open trade equity (deficit), at fair value.

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended June 30, 2015

Type of contract

Metals	$104,184
Currencies	(2,328,313)
Energies	(7,926,646)
Agriculturals	187,764
Interest rates	(190,205)
Stock indices	(148,225)

Change in unrealized trading income/(loss)(1)	$(10,301,441)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Six Months Ended June 30, 2015

Type of contract

Metals	$891,238
Currencies	(2,005,957)
Energies	(4,686,989)
Agriculturals	438,060
Interest rates	(4,395,416)
Stock indices	(3,736,273)

Change in unrealized trading income/(loss)(1)	$(13,495,337)

(1)	Amounts recorded in the Consolidate Statement of Operations under net change in open trade equity (deficit), at fair value.

Realized Trading Revenue from Futures, Forwards and Options
for the Three Months Ended June 30, 2015

Type of contract

Metals	$(1,858,800)
Currencies	10,129,391
Energies	11,552,937
Agriculturals	(148,685)
Interest rates	9,920,908
Stock indices	10,391,914

Realized trading income/(loss)(1)	$39,987,665

Realized Trading Revenue from Futures, Forwards and Options
for the Six Months Ended June 30, 2015

Type of contract

Metals	$(3,529,813)
Currencies	4,134,192
Energies	4,751,972
Agriculturals	(81,778)
Interest rates	8,150,824
Stock indices	12,373,031

Realized trading income/(loss)(1)	$25,798,428

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

The following tables present gross and net information about the Trust’s assets and liabilities subject the master netting arrangements as disclosed on the consolidated statements of financial condition as of June 30, 2016 and December 31, 2016:

Offsetting of Derivative Assets and Liabilities

As of June 30, 2016			Net Amounts
		Gross Amounts	Presented in the
	Gross Amounts	offset in the	Statement of
	of recognized	Statement of	Financial
	Derivative Assets	Financial Condition	Condition

Open Trade Equity/(Deficit)	$12,245,772	$(2,153,782)	$10,091,990
Options Purchased	76,300	—	76,300
Options Written	—	(152,600)	(152,660)
Swap Contracts	35,719,770	—	35,719,770

Offsetting of Derivative Assets and Liabilities

As of December 31, 2015			Net Amounts
		Gross Amounts	Presented in the
	Gross Amounts	offset in the	Statement of
	of recognized	Statement of	Financial
	Derivative Assets	Financial Condition	Condition

Open Trade Equity/(Deficit)	$2,101,541	$(6,450,411)	$(4,348,870)
Options Purchased	526,288	—	526,288
Options Written	—	(165,760)	(165,760)
Swap Contracts	40,136,065	—	40,136,065

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

10. Subsequent Events

On July 19, 2016, each of Equinox Frontier Diversified Fund and Equinox Frontier Balanced Fund (each a “Fund” and collectively, the “Funds”), which previously obtained exposure to the Discretionary Relative Value Volatility Program of Doherty Advisors, LLC through its investment in Frontier Trading Company I, LLC (“the Trading Company I”), exchanged its interests in the Trading Company I for interests of equivalent value in Galaxy Plus Fund – Doherty Feeder Fund (528) LLC (“Doherty Feeder Fund”).  Each Fund will now obtain exposure to the Discretionary Relative Value Volatility Program through this investment in the Doherty Feeder Fund, which is advised by Doherty Advisors, LLC.  The Doherty Feeder Fund is a commodity pool available to the Funds and other investors through the GalaxyPlus Managed Account Platform, which is an unaffiliated, third-party managed account platform sponsored and operated by Gemini Alternative Funds, LLC.

On July 22, 2016, each Fund, which previously obtained exposure to the Global Contrarian Program of FORT, L.P. through its investment in Frontier Trading Company XXIII, LLC (“the Trading Company XXIII”), will now obtain exposure to the Global Contrarian Program through its investment in the Galaxy Plus Fund – FORT Contrarian Feeder Fund (510) LLC (“Fort Feeder Fund”), which is advised by FORT, L.P.  The Fort Feeder Fund is a commodity pool available to the Funds and other investors through the GalaxyPlus Managed Account Platform, which is an unaffiliated, third-party managed account platform sponsored and operated by Gemini Alternative Funds, LLC.

On June 23, 2016, each of Equinox Frontier Diversified Fund and Equinox Frontier Balanced Fund (each a “Fund”), which previously obtained exposure to the Quantitative Global Program of Quantitative Investment Management, LLC through its investment in Frontier Trading Company I, LLC (“the Trading Company”), exchanged its interests in the Trading Company for interests of equivalent value in Galaxy Plus Fund – QIM Feeder Fund (526) LLC (“Feeder Fund”).  Each Fund will now obtain exposure to the Quantitative Global Program through this investment in the Feeder Fund, which is advised by Quantitative Investment Management, LLC.  The Feeder Fund is a commodity pool available to the Fund and other investors through the GalaxyPlus Managed Account Platform, which is an unaffiliated, third-party managed account platform sponsored and operated by Gemini Alternative Funds, LLC.

On June 30, 2016, each of Equinox Frontier Diversified Fund and Equinox Frontier Balanced Fund, which previously obtained exposure to the Quest Tracker Index Program of Quest Partners LLC through its investment in Frontier Trading Company I, LLC (“the Trading Company I”), exchanged its interests in the Trading Company I for interests of equivalent value in Galaxy Plus Fund – Quest Feeder Fund (517) LLC (“Quest Feeder Fund”). Each fund now obtains exposure to the Quest Tracker Index Program through this investment in the Quest Feeder Fund, which is advised by Quest Partners LLC. The Quest Feeder Fund is a commodity pool available to each fund and other investors through the GalaxyPlus Managed Account Platform, which is an unaffiliated, third-party managed account platform sponsored and operated by Gemini Alternative Funds, LLC.

On June 14, 2016, each of Equinox Frontier Diversified Fund and Equinox Frontier Balanced Fund, which previously obtained exposure to the QM Futures Program of QuantMetrics Capital Management LLP through its investment in the Trading Company I, exchanged its interests in the Trading Company I for interests of equivalent value in Galaxy Plus Fund – QuantMetrics Master Fund (527) LLC (“QM Master Fund”). Each fund now obtains exposure to the QM Futures Program through this investment in the QM Master Fund, which is advised by QuantMetrics Capital Management LLP. The QM Master Fund is a commodity pool available to each fund and other investors through the GalaxyPlus Managed Account Platform, which is an unaffiliated, third-party managed account platform sponsored and operated by Gemini Alternative Funds, LLC.

On June 7, 2016, each of Equinox Frontier Diversified Fund, Equinox Frontier Masters Fund and Equinox Long/Short Commodity Fund, which previously obtained exposure to the Diversified Program of Chesapeake Capital Corporation through its investment in the Trading Company I, exchanged its interests in the Trading Company I for interests of equivalent value in Galaxy Plus Fund – Chesapeake Master Fund (518) LLC (“Chesapeake Master Fund”). Each fund now obtains exposure to the Diversified Program through this investment in the Chesapeake Master Fund, which is advised by Chesapeake Capital Corporation. The Chesapeake Master Fund is a commodity pool available to each fund and other investors through the GalaxyPlus Managed Account Platform, which is an unaffiliated, third-party managed account platform sponsored and operated by Gemini Alternative Funds, LLC.

As of April 21, 2016, the Managing Owner reduced the allocations of Equinox Frontier Balanced Fund to the trading program of Cantab Capital Partners LLP (“Cantab”) to zero, and terminated the Equinox Frontier Balanced Fund advisory agreement with Cantab. The advisory agreement with respect to the arrangement with Cantab is substantially similar to the Form of Advisory Agreement, which was included as Exhibit 10.3 to the Registration Statement on Form S-1 filed by The Frontier Fund on February 2, 2010 and incorporated herein by reference. Cantab is no longer providing trading advisory services to Equinox Frontier Balanced Fund or any trading company managed by the managing owner of the Registrant on behalf of Equinox Frontier Balanced Fund.

On April 15, 2016, Equinox Frontier Long/Short Commodity Fund, which previously obtained exposure to the Multi-Strategy Program of Emil van Essen LLC through its investment in Frontier Trading Company VII, LLC (“the Trading Company”), exchanged its interests in the Trading Company for interests of equivalent value in Galaxy Plus Fund – Emil van Essen STP Master Fund (516) LLC (“EvE Master Fund”). The fund now obtains exposure to the Multi-Strategy Program through this investment in the EvE Master Fund, which is advised by Emil van Essen LLC. The EvE Master Fund is a commodity pool available to the fund and other investors through the GalaxyPlus Managed Account Platform, which is an unaffiliated, third-party managed account platform sponsored and operated by Gemini Alternative Funds, LLC.

On March 30, 2016, the Managing Owner, on its own behalf and on behalf of each series of the Trust, entered into a new Administrative Services Agreement with Gemini Hedge Fund Services, LLC (“Gemini”) pursuant to which Gemini will act as an independent, third party administrator to perform certain administrative services including the calculation of net asset value, trade reconciliation, audit support and other financial bookkeeping services.

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

The Trust, with respect to each Series of Units, engages in the speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including Swaps). The Trust allocates funds to affiliated Trading Companies and Galaxy Plus entities, each of which has one-year renewable contracts with its own independent Trading Advisor(s) that will manage all or a portion of the applicable Trading Company’s or Galaxy Plus entity’s assets, and make the trading decisions for the assets of each Series vested in such Trading Company of Gemini Plus entity. The assets of each Trading Company and Galaxy Plus entity will be segregated from the assets of the other Trading Companies and Galaxy Plus entities. The Trust has an investment objective of increasing the value of the Units over the long term (capital appreciation), while controlling risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments (currencies). For additional overview of the Trust’s structure and business activities, see Item 1. “BUSINESS.”

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires the Managing Owner to adopt accounting policies and make estimates and assumptions that affect amounts reported in the Trust’s financial statements. The Trust’s most significant accounting policy, described below, includes the valuation of its futures and forward contracts, options contracts, swap contracts, U.S. treasury securities and investments in unconsolidated Trading Companies and Galaxy Plus entities, as well as the carrying value of the custom time deposits. The majority of these investments are exchange traded contracts valued upon exchange settlement prices or non-exchange traded contracts and obligations with valuation based on third-party quoted dealer values on the Interbank market.

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

The trading system of each of the major commodity trading advisors used by the Trading Companies is as follows:

Major Commodity Trading Advisor	Trading System Style

Abraham Trading Company	Systematic
BH-DG Systematic Trading LLP	Systematic
Brandywine Asset Management	Discretionary
Campbell & Company, Inc.	Systematic
Cantab Capital Partners LLP	Systematic
Chesapeake Capital Corporation	Systematic
Commodity Strategies AG	Systematic
Crabel Capital Management, LLC	Systematic
Emil Van Essen, LLC	Discretionary
Fort, L.P.	Systematic
H2O Asset Management	Systematic
J E Moody & Company	Systematic
Quantica Capital AG	Systematic
Quantitative Investment Management, LLC	Systematic
QuantMetrics Capital Management LLP	Systematic
Quest Partners LLC	Systematic
Red Oak Commodity Advisors, Inc	Discretionary
Rosetta Capital Management, LLC	Discretionary
Skyline Management, Inc.	Discretionary
Systematic Alpha	Systematic
Tiverton Trading	Discretionary
Transtrend B.V.	Systematic
Winton Capital Management Ltd	Systematic

As of June 30, 2016, the allocation of the assets of each applicable Series of the Trust between the Trading Advisors was as follows:

	Equinox	Equinox	Equinox	Equinox	Equinox	Equinox	Equinox
	Frontier	Frontier	Frontier	Frontier	Frontier	Frontier	Frontier
Advisor	Diversified	Long/Short	Masters	Balanced	Select	Winton	Heritage
Beach Horizon	—	—	—	5%	—	—	—
BH- DG Systematic Trading LLP	—	—	—	—	39%	—	43%
Chesapeake Capital Corporation	11%	16%	26%	—	—	—	—
Crabel Capital Management, LLC	5%	—	—	6%	—	—	—
Doherty	3%	—	—	5%	—	—	—
Emil Van Essen, LLC	8%	20%	22%	8%	—	—	—
Fort, L.P.	10%	—	—	14%	—	—	—
H2O Asset Management	8%	—	—	11%	—	—	—
J E Moody & Company	—	9%	—	—	—	—	—
Landmark	2%	5%	—	3%	—	—	—
Quantitative Investment Management, LLC	16%	—	—	20%	—	—	—
QuantMetrics Capital Management LLP	16%	—	—	15%	—	—	—
Quest Partners LLC	12%	—	—	3	—	—	—
Red Oak Commodity Advisors, Inc.	—	27%	—	—	—	—	—
Rosetta Capital Management, LLC	—	23%	—	—	—	—	—
Transtrend B.V.	—	—	28%	—	61%	—	—
Winton Capital Management Ltd.	9%	—	24%	10%	—	100%	57%

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At June 30,2016, cash deposited at the clearing brokers was $46,631,362 for the Trust. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each month. Currently, with the Federal Funds target rate at 0.00% to 0.25%, this amount is estimated to be 0.00%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds and time deposits. Aggregate interest income from all sources, including assets held at clearing brokers, of up to 2% (annualized) is paid to the Managing Owner by the Equinox Frontier Balanced Fund (Class 1 and Class 2 only), Equinox Frontier Winton Fund, Equinox Frontier Select Fund, and Equinox Frontier Heritage Fund. For the Equinox Frontier Balanced Fund (Class 1a and Class 2a only), 20% of the total interest allocated to the Series is paid to the Managing Owner. For the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund and Equinox Frontier Masters Fund, 20% of the total interest allocated to each Series was paid to the Managing Owner until April 28, 2016; effective April 29, 2016, the Managing Owner has agreed to waive its interest income with respect to such Series, which is now retained by the Trust for the benefit of such Series. The amount reflected in the financial statements for the Trust and Series are disclosed on a net basis. Due to some classes not exceeding the 2% paid to the Managing Owner, amounts earned by those classes may be zero.

Approximately 10% to 30% of the Trust’s assets are expected to be committed as required margin for futures contracts and forwards and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations there under. Approximately 2% to 6% of the Trust’s assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 64% to 88% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. federally chartered banks. As of June 30, 2016, total cash and cash equivalents held at banking institutions were $595,638 for the Equinox Frontier Diversified Fund, $(107,263) the Equinox Frontier Long/Short Commodity Fund, $525,847 for the Equinox Frontier Masters Fund, $2,053,620 for the Equinox Frontier Balanced Fund, $308,467 for the Equinox Frontier Select Fund, $1,838,585 for the Equinox Frontier Winton Fund, and $371,665 for the Equinox Frontier Heritage Fund.

As a commodity pool, the Trust has large cash positions. Such cash positions are used to pay margin for the trading of futures, forwards and options, and also to pay redemptions. Generally, the Trust has not been forced to liquidate positions to fund redemptions. During the six months ended June 30, 2016, the Trust was able to pay all redemptions.

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

Results of Operations

Series Returns and Other Information

The returns for each Series and Class of Units for the six months ended June 30, 2016 and 2015, and related information, are discussed below. The activities of the Trust on a consolidated basis are explained through the activity of the underlying Series. Please refer to the discussion of the Series activities in relation to the Trust on a consolidated basis.

Each Series had exposure to commodity interest positions within one or more sectors during six months ended June 30, 2016 and 2015. The performance of each Series was impacted over the course of the periods by, among other things, the relative performance of the relevant sector or sectors and the commodities within those sectors, the changing allocations among, and the specific positions taken by the Series’ Trading Advisors in, the relevant sector(s) and commodities, and the timing of entries and exits. For certain of the Series, a sector attribution chart has been included at the end of the relevant discussion. Each chart depicts the performance of the relevant Series’ positions within each of the relevant sectors (determined by the Managing Owner using monthly gross return and NAV figures, with various adjustments to net out a proportional allocation of the fees and expenses chargeable to the Series) during the periods presented.

Three months ended June 30, 2016 Compared to Three Months Ended March 31, 2015. [Note: All numbers below have been updated per the financial statements at the beginning of this 10Q.]

Equinox Frontier Diversified Fund

The Equinox Frontier Diversified Fund— Class 1 NAV lost 0.31% and lost 12.24%, respectively, for the three months ended June 30, 2016 and 2015, net of fees and expenses; the Equinox Frontier Diversified Fund—Class 2 NAV gained 0.13% and lost 11.85%, respectively for the three months ended June 30, 2016 and 2015, net of fees and expenses; the Equinox Frontier Diversified Fund—Class 3 NAV gained 0.19% and lost 11.79%, respectively for the three months ended June 30, 2016 and 2015.

For the three months ended June 30, 2016, the Equinox Frontier Diversified Fund recorded net gain on investments of $19,314, net investment loss of $718,022, and total expenses of $844,814 resulting in a net decrease in Owners’ capital from operations of $22,647. For the three months ended June 30, 2015, the Equinox Frontier Diversified Fund recorded net loss on investments of $7,276,498, net investment income of $155,143, and total expenses of $706,350 resulting in a net decrease in Owners’ capital from operations of $7,505,363.

Please see additional discussion under “Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015 – Equinox Frontier Diversified Fund.”

Equinox Frontier Masters Fund

The Equinox Frontier Masters Fund—Class 1 NAV gained 0.71% and lost 14.31% for the three months ended June 30, 2016 and 2015 net of fees and expenses; the Equinox Frontier Masters Fund —Class 2 NAV gained 0.15% and lost 13.93% for the three months ended June 30, 2016 and 2015, net of fees and expenses; the Equinox Frontier Masters Fund—Class 3 NAV gained 1.20% and lost 13.88% for the three months ended June 30, 2016 and 2015, net of fees and expenses.

For the three months ended June 30, 2016, the Equinox Frontier Masters Fund recorded net gain on investments of $395,214, net investment loss of $258,825, and total expenses of $299,967, resulting in a net increase in Owners’ capital from operations of $136,389. For the three months ended June 30, 2015, the Equinox Frontier Masters Fund recorded net loss on investments of $3,430,447, net investment loss of $363,427, and total expenses of $432,082, resulting in a net decrease in Owners’ capital from operations of $3,793,874.

Please see additional discussion under “Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015—Equinox Frontier Masters Fund.”

Equinox Frontier Long/Short Commodity Fund

The Equinox Frontier Long/Short Commodity Fund—Class 2 NAV gained 0.89% and lost 10.75%, respectively, for the three months ended June 30, 2016, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund —Class 3 NAV gained 0.71% and lost 10.76% respectively for the three months ended June 30, 2016, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund —Class 1a NAV gained 0.43% and lost 11.22% respectively, for the three months ended June 30, 2016, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund —Class 2a NAV gained 1.06% and lost 10.83% respectively, for the three months ended June 30, 2016, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund Class 3a NAV gained 0.70% and lost 10.78%, respectively, for the three months ended June 30, 2016, net of fees and expenses.

For the three months ended June 30, 2016, the Equinox Frontier Long/Short Commodity Fund recorded net gain on investments of $425,693, net investment loss of $189,939, and total expenses of $204,182, resulting in a net increase in Owners’ capital from operations of $235,754. For the three months ended June 30, 2015, the Equinox Frontier Long/Short Commodity Fund recorded net loss on investments of $1,822,067, net investment loss of $223,032, and total expenses of $266,165, resulting in a net increase in Owners’ capital from operations of $2,045,099.

Please see additional discussion under “Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015 – Equinox Frontier Long/Short Commodity Fund.”

Equinox Frontier Balanced Fund

The Equinox Frontier Balanced Fund—Class 1 NAV lost 1.27% and lost 11.41%, respectively, for the three months ended June 30, 2016 and 2015, net of fees and expenses; the Equinox Frontier Balanced Fund —Class 2 NAV lost 0.53% and lost 10.74%, respectively, for the three months ended June 30, 2016 and 2015, net of fees and expenses; the Equinox Frontier Balanced Fund —Class 2a NAV lost 0.34% and lost 10.53%, respectively, for the three months ended June 30, 2016 and 2015, net of fees and expenses; the Equinox Frontier Balanced Fund —Class 3a NAV lost 0.34% and lost 10.53%, respectively, for the three months ended June 30, 2016 and 2015, net of fees and expenses; the Equinox Frontier Balanced Fund —Class 1AP NAV lost 0.53% and lost 10.74% for the three months ended June 30, 2016 and 2015, net of fees and expenses.

For the three months ended June 30, 2016, the Equinox Frontier Balanced Fund recorded net gain on investments of $743,835 net investment loss of $1,235,645, and total expenses of $1,241,548, resulting in a net decrease in Owners’ capital from operations of $957,398, after non-controlling interests of $465,588. For the three months ended June 30, 2015, the Equinox Frontier Balanced Fund recorded net loss on investments of $11,603,137, net investment loss of $1,019,116, and total expenses of $1,027,119, resulting in a net decrease in Owners’ capital from operations of $12,148,257, after non-controlling interests of $473,996.

Please see additional discussion under “Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015 – Equinox Frontier Balanced Fund.”

Equinox Frontier Select Fund

The Equinox Frontier Select Fund—Class 1 NAV lost 1.29% and lost 17.76%, respectively, for the three months ended June 30, 2016 and 2015, net of fees and expenses; the Equinox Frontier Select Fund —Class 2 NAV lost 0.55% and lost 17.14% respectively for the three months ended June 30, 2016 and 2015, net of fees and expenses; the Equinox Frontier Select Fund —Class 1AP NAV lost 0.55% and lost 17.15%, respectively, for the three months ended June 30, 2016 and 2015.

For the three months ended June 30, 2016, the Equinox Frontier Select Fund recorded net gain on investments of $83,339, net investment loss of $193,610, and total expenses of $193,610, resulting in a net decrease in Owners’ capital from operations of $184,145, after non-controlling interests of $73,874. For the three months ended June 30, 2015, the Equinox Frontier Select Fund recorded net loss on investments of $4,071,121, net investment loss of $208,627, and total expenses of $208,627, resulting in a net decrease in Owners’ capital from operations of $2,913,178, after non-controlling interests of $1,366,570.

Please see additional discussion under “Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015 – Equinox Frontier Select Fund.”

Equinox Frontier Winton Fund

The Equinox Frontier Winton Fund—Class 1 NAV gain 1.39% and lost 13.57%, respectively, for the three months ended June 30, 2016 and 2015, net of fees and expenses; the Equinox Frontier Winton Fund —Class 2 NAV gain 2.15% and lost 12.93%, respectively, for the three months ended June 30, 2016 and 2015, net of fees and expenses; the Equinox Frontier Winton Fund —Class 1AP NAV gain 2.15% and lost 12.93%, respectively, for the three months ended June 30, 2016 and 2015.

For the three months ended June 30, 2016, the Equinox Frontier Winton Fund recorded net gain on investments of $2,031,063, net investment loss of $499,8110, and total expenses of $499,810, resulting in a net increase in Owners’ capital from operations of $575,743, after non-controlling interests of $955,810. For the three months ended June 30, 2015, the Equinox Frontier Winton Fund recorded net loss on investments of $5,119,775, net investment loss of $580,294, and total expenses of $580,321, resulting in a net decrease in Owners’ capital from operations of $5,700,069.

Please see additional discussion under “Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015 – Equinox Frontier Winton Fund.”

Equinox Frontier Heritage Fund

The Equinox Frontier Heritage Fund—Class 1 NAV lost 0.76% and lost 14.72%, respectively, for the three months ended June 30, 2016 and 2015 net of fees and expenses; the Equinox Frontier Heritage Fund —Class 2 NAV lost 0.01% and lost 14.09%, respectively for the three months ended June 30, 2016 and 2015, net of fees and expenses; the Equinox Frontier Heritage Fund —Class 1AP NAV lost 0.02% and lost 14.09%, respectively, for the three months ended June 30, 2016.

For the three months ended June 30, 2016, the Equinox Frontier Heritage Fund recorded net loss on investments of $39,331, net investment loss of $145,917, and total expenses of $145,917, resulting in a net decrease in Owners’ capital from operations of $74,435, after non-controlling interests of $110,814. For the three months ended June 30, 2015, the Equinox Frontier Heritage Fund recorded net loss of $171,023, and total expenses of $171,023, resulting in a net increase in Owners’ capital from operations of $2,941,468, after non-controlling interests of $839,599.

Please see additional discussion under “Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015 – Equinox Frontier Heritage Fund.”

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015.

Equinox Frontier Diversified Fund

2016

The Equinox Frontier Diversified Fund—Class 1 NAV gained 2.20% for the six months ended June 30, 2016, net of fees and expenses; the Equinox Frontier Diversified Fund—Class 2 NAV gained 3.09% for the six months ended June 30, 2016, net of fees and expenses, the Equinox Frontier Diversified Fund—Class 3 NAV gained 3.22% for the six months ended June 30, 2016.

For the six months ended June 30, 2016, the Equinox Frontier Diversified Fund recorded net gain on investments of $2,991,869, net investment loss of $2,156,806, and total expenses of $2,437,583 resulting in a net increase in Owners’ capital from operations of $1,556,418. The NAV per Unit, Class 1, increased from $115.52 at December 31, 2015 to $118.06 as of June 30, 2016. The NAV per Unit, Class 2, increased from $129.60 at December 31, 2015 to $133.61 as of June 30, 2016. The NAV per Unit, Class 3 increased from 119.87 at December 31, 2015 to $123.73 as of June 30, 2016. Total Class 1 subscriptions and redemptions for the period were $426,130 and $3,915,148, respectively. Total Class 2 subscriptions and redemptions for the period were $4,994,676 and $4,152,799, respectively. Total Class 3 subscriptions and redemptions for the period were $3,419,573 and $968,807, respectively. Ending capital at June 30, 2016 was $7,106,344 for Class 1, $36,453,484 for Class 2 and $13,515,181 for Class 3. Ending Capital at December 31, 2015 was $11,814,234 for Class 1, $34,633,100 for Class 2 and $9,267,632 for Class 3.

The Equinox Frontier Diversified Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Equinox Frontier Diversified Fund Class 1 Sector Attributions
Q2 2016 and YTD
8.00%
7.00%
6.00%
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2016
YTD

Equinox Frontier Diversified Fund Class 3 Sector Attributions
Q2 2016 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total

Equinox Frontier Diversified Fund Class 2 Sector Attributions
Q2 2016 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2016
YTD

Equinox Frontier Diversified Fund Class 1 Major Advisors Performance
Q2 2016 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Chesapeake
Crabel
Doherty
Emil Van Essen
Fort LP (GC)
H2O
QIM
Quantmetrics
Quest Partners
Winton
Q2 2016
YTD

Equinox Frontier Diversified Fund Class 2 Major Advisors Performance
Q2 2016 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Chesapeake
Crabel
Doherty
Emil Van Essen
Fort LP (GC)
H2O
QIM
Quantmetrics
Quest Partners
Winton
Q2 2016
YTD

Equinox Frontier Diversified Fund Class 3 Major Advisors Performance
Q2 2016 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
10.00%
-15.00%
-20.00%
Chesapeake
Crabel
Doherty
Emil Van Essen
Fort LP (GC)
H2O
QIM
Quantmetrics
Quest Partners
Winton
Q2 2016
YTD

Three of the six sectors traded in the Equinox Frontier Diversified Fund were profitable in Q2 2016 and two of the six were profitable YTD. Currencies, Agriculturals and Interest Rates were profitable for Q2 2016 while and Metals, Energies and Stock Indices finished negative for the quarter. Energies and Interest Rates were profitable YTD while and Metals, Currencies, Agriculturals and Stock Indices finished negative YTD.

In terms of major CTA performance Chesapeake, Crabel, Doherty, Fort LP (GC), QIM and Winton finished positive for the quarter. Emil Van Essen, H20, Quantmetrics and Quest were negative for the quarter.

Doherty, Emil Van Essen, Fort LP (GC), Chesapeake, Crabel, Quest, Winton and QIM and were positive YTD while H20 and Quantmetrics were negative YTD.

2015

The Equinox Frontier Diversified Fund—Class 1 NAV gained 2.18% for the six months ended June 30, 2015, net of fees and expenses; the Equinox Frontier Diversified Fund—Class 2 NAV gained 3.06% for the six months ended June 30, 2015, net of fees and expenses, the Equinox Frontier Diversified Fund—Class 3 NAV gained 3.19% for the six months ended June 30, 2015.

For the six months ended June 30, 2015, the Equinox Frontier Diversified Fund recorded net gain on investments of $7,957,973, net investment loss of $2,755,215, and total expenses of $3,079,616 resulting in a net increase in Owners’ capital from operations of $5,202,758. The NAV per Unit, Class 1, increased from $113.09 at December 31, 2014 to $115.55 as of June 30, 2015. The NAV per Unit, Class 2, increased from $124.67 at December 31, 2014 to $128.49 as of June 30, 2015. The NAV per Unit, Class 3 increased from 115.03 at December 31, 2014 to $118.70 as of June 30, 2015. Total Class 1 subscriptions and redemptions for the period were $1,270,579 and $5,313,927, respectively. Total Class 2 subscriptions and redemptions for the period were $1,189,681 and $6,218,435, respectively. Total Class 3 subscriptions and redemptions for the period were $3,413,795 and $1,578,475, respectively. Ending capital at June 30, 2015 was $15,940,760 for Class 1, $31,718,687 for Class 2 and $7,467,609 for Class 3. Ending Capital at December 31, 2014 was $19,195,036 for Class 1, $35,224,292 for Class 2, and $5,588,281 for Class 3.

The Equinox Frontier Diversified Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Equinox Frontier Diversified Fund Class 1 Sector Attributions
Q1 2015 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2015
YTD

Equinox Frontier Diversified Fund Class 2 Sector Attributions
Q1 2015 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2015
YTD

Equinox Frontier Diversified Fund Class 3 Sector Attributions
Q1 2015 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2015
YTD

Equinox Frontier Diversified Fund Class 1 Major Advisors Performance
Q2 2015 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Chesapeake
Crabel
Doherty
QIM
Q2 2015
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

Equinox Frontier Masters Fund

2016

The Equinox Frontier Masters Fund—Class 1 NAV gained 6.18% for the six months ended June 30, 2016, net of fees and expenses; the Equinox Frontier Masters Fund —Class 2 NAV gained 7.12% for the six months ended June 30, 2016, net of fees and expenses; the Equinox Frontier Masters Fund—Class 3 NAV gained 7.25% for the six months ended June 30, 2016.

For the six months ended June 30, 2016, the Equinox Frontier Masters Fund recorded net gain on investments of $2,261,553, net investment loss of $774,788, and total expenses of $868,309, resulting in a net increase in Owners’ capital from operations of $1,486,765. For the six months ended June 30, 2015, the Equinox Frontier Masters Fund recorded net gain on investments of $9,556, net investment income of $139,819, and total expenses of $1,364,855, resulting in a net decrease in Owners’ capital from operations of $1,215,480. The NAV per Unit, Class 1, decreased from $112.87 at December 31, 2015 to $119.85 as of June 30, 2016. The NAV per Unit, Class 2, increased from $126.60 at December 31, 2015 to $135.61 as of June 30, 2016. The NAV per Unit, Class 3, increased from $117.57 at December 31, 2015 to $126.09 as of June 30, 2016. Total Class 1 subscriptions and redemptions for the period were $92,312 and $1,847,200, respectively. Total Class 2 subscriptions and redemptions for the period were $145,000 and $2,106,945, respectively. Total Class 3 subscriptions and redemptions for the period were $1,045,040 and $1,465,835, respectively. Ending capital at June 30, 2016 was $6,572,666 for Class 1, $6,447,722 for Class 2 and $7,157,047 for Class 3. Ending capital at December 31, 2015 was $8,323,800 for Class 1, $7,893,358 for Class 2 and $6,611,141 for Class 3.

The Equinox Frontier Masters Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Three of the six sectors traded in the Equinox Frontier Masters Fund were profitable in Q2 2016 and two of the six were profitable YTD. Currencies, Agriculturals and Interest Rates were profitable for Q2 2016 while and Metals, Energies and Stock Indices finished negative for the quarter. Currencies, Energies, Agriculturals and Interest Rates were profitable YTD while Metals and Stock Indices finished negative YTD.

In terms of major CTA performance Chesapeake, Transtrend and Winton finished positive for the quarter. Emil Van Essen was negative for the quarter.

Chesapeake, Emil Van Essen, Transtrend and Winton all were positive YTD.

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

Equinox Frontier Masters Fund Class 1 Sector Attributions
Q2 2015 and YTD
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
-16.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2015
YTD

Equinox Frontier Masters Fund Class 2 Sector Attributions
Q2 2015 and YTD
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
-16.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2015
YTD

Equinox Frontier Masters Fund Class 3 Sector Attributions
Q2 2015 and YTD
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
-16.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2015
YTD

Equinox Frontier Masters Fund Class 1 Major Advisors Performance
Q2 2015 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Chesapeake
Emil Van Essen
Transtrend
Winton
Q2 2015
YTD

All of the six sectors traded in Equinox Frontier Masters Fund were negative in Q2 2015 and YTD.

In terms of major CTA performance, one of the four major CTAs in the Equinox Frontier Masters Fund was profitable for the quarter. Emil Van Essen was positive for the quarter and YTD, while Chesapeake, Transtrend and Winton were negative for the quarter and YTD.

Equinox Frontier Long/Short Commodity Fund

2016

The Equinox Frontier Long/Short Commodity Fund—Class 2 NAV lost 1.17% for the six months ended June 30, 2016, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund —Class 3 NAV lost 1.28% for the six months ended June 30, 2016, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund —Class 1a NAV lost 1.91%, for the six months ended June 30, 2016, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund —Class 2a NAV lost 0.88% , for the six months ended June 30, 2016, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund Class 3a NAV lost 1.16% for the six months ended June 30, 2016, net of fees and expenses.

For the six months ended June 30, 2016, the Equinox Frontier Long/Short Commodity Fund recorded net gain on investments of $506,248, net investment loss of $510,766, and total expenses of $547,979, resulting in a net decrease in Owners’ capital from operations of $4,518. For the six months ended June 30, 2015, the Equinox Frontier Long/Short Commodity Fund recorded net gain on investments of $910,137, net investment loss of $639,055, and total expenses of $729,246, resulting in a net increase in Owners’ capital from operations of $271,082. The NAV per Unit, Class 2, decreased from $132.10 at December 31, 2015 to $130.55 as of June 30, 2016. The NAV per Unit, Class 3, decreased from $132.14 at December 31, 2015 to $130.45 as of June 30, 2016. The NAV per Unit, Class 1a, decreased from $94.76 at December 31, 2015 to $92.95 as of June 30, 2016. The NAV per Unit, Class 2a, decreased from $106.19 at December 31, 2015 to $105.26 as of June 30, 2016. The NAV per Unit, Class 3a, decreased from $106.86 at December 31, 2015 to $105.62 as of June 30, 2016. Total Class 2 redemptions for the period were $163.914. Total Class 3 redemptions for the period were $878,901. Total Class 1a redemptions for the period were $791,056. Class 2a redemptions for the period were $159,268. Class 3a subscriptions and redemptions for the period were $25,207 and $62,105, respectively. Ending capital, excluding Managing Owner Capital, at June 30, 2016 was $515,693 for Class 2, $4,971,493 for Class 3, $3,169,800 for Class 1a, $884,708 for Class 2a and $827,333 for Class 3a. Ending capital, excluding Managing Owner Capital, at December 31, 2015 was $586,345 for Class 2, $5,906,669 for Class 3, $4,053,754 for Class 1a, $1,051,694 for Class 2a and $839,473 for Class 3a.

The Equinox Frontier Long/Short Commodity Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Three of the seven sectors traded in the Equinox Frontier Long/Short Commodity Fund were profitable in Q2 2016 and four of the seven were profitable YTD. Energies, Meats and Softs were profitable for Q2 2016 while Base Metals, Grains, Precious Metals and Financials finished negative for the quarter. Energies, Meats, Precious Metals and Softs were profitable YTD while Base Metals, Grains and Financials. finished negative YTD.

In terms of major CTA performance Chesapeake and Red Oak finished positive for the quarter. Emil Van Essen, JE Moody and Rosetta were negative for the quarter.

Chesapeake and Emil Van Essen were positive YTD while JE Moody, Red Oak and Rosetta finished negative YTD.

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

Equinox Frontier Long/Short Commodity Fund Class 3
Major Advisors Performance
Q2 2015 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Abraham
Emil Van Essen
JE Moody
Red Oak
Rosetta
Q2 2015
YTD

Equinox Frontier Long/Short Commodity Fund Class 1A
Major Advisors Performance
Q2 2015 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Abraham
Emil Van Essen
JE Moody
Red Oak
Rosetta
Q2 2015
YTD

Equinox Frontier Long/Short Commodity Fund Class 2A
Major Advisors Performance
Q2 2015 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Abraham
Emil Van Essen
JE Moody
Red Oak
Rosetta
Q2 2015
YTD

Equinox Frontier Long/Short Commodity Fund Class 3A
Major Advisors Performance
Q2 2015 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Abraham
Emil Van Essen
JE Moody
Red Oak
Rosetta
Q2 2015
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

Equinox Frontier Balanced Fund

2016

The Equinox Frontier Balanced Fund—Class 1 NAV gained 1.93% for the six months ended June 30, 2016, net of fees and expenses; The Equinox Frontier Balanced Fund—Class 1AP NAV gained 3.47% for the six months ended June 30, 2016, net of fees and expenses; the Equinox Frontier Balanced Fund —Class 2 NAV gained 3.47% for the six months ended June 30, 2016, net of fees and expenses; the Equinox Frontier Balanced Fund —Class 2a NAV gained 3.91% for the six months ended June 30, 2016, net of fees and expenses; the Equinox Frontier Balanced Fund —Class 3a NAV gained 3.91% for the three months ended June 30, 2016, net of fees and expenses.

For the six months ended June 30, 2016, the Equinox Frontier Balanced Fund recorded net gain on investments of $5,793,828, net investment loss of $3,054,811, and total expenses of $3,068,051, resulting in a net increase in Owners’ capital from operations of $2,739,017. For the six months ended June 30, 2015, the Equinox Frontier Balanced Fund recorded net gain on investments of $4,651,800, net investment loss of $3,516,623, and total expenses of $3,531,816, resulting in a net increase in Owners’ capital from operations of $1,135,172. The NAV per Unit, Class 1, increased from $128.03 at December 31, 2015 to $130.50 as of June 30, 2016. The NAV per Unit, Class 1AP, increased from $133.59 at December 31, 2015 to $138.23 as of June 30, 2016. The NAV per Unit, Class 2, increased from $179.69 at December 31, 2015 to $185.92 as of June 30, 2016. The NAV per Unit, Class 2a, increased from $154.88 at December 31, 2015 to $160.94 as of June 30, 2016. The NAV per Unit, Class 3a, increased from $154.37 at December 31, 2015 to $160.41 as of June 30, 2016. Total Class 1 subscriptions and redemptions for the period were $94,759 and $3,360,701, respectively. Total Class 1AP redemptions for the period were $49,264. Total Class 2 subscriptions and redemptions for the period were $9,723 and $1,575,954, respectively. Total Class 3a redemptions for the period were $53,138. Ending capital, excluding Managing Owner Capital, at June 30, 2016 was $60,537,952 for Class 1, $690,521 for Class 1AP, $20,946,583 for Class 2, $370,360 for Class 2a, and $2,477,116 for Class 3a. Ending capital, excluding Managing Owner Capital, at December 31, 2015 was $62,563,337 for Class 1, $714,747 for Class 1AP, $21,278,864 for Class 2, $356,425 for Class 2a and $2,435,421 for Class 3a.

The Equinox Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Four of the six sectors traded in the Equinox Frontier Balanced Fund were profitable in Q2 2015. Metal, Currencies, Agriculturals and Interest Rates were profitable while Energies and Stock Indices finished negative for the quarter.

Energies, Agriculturals and Interest Rates were positive YTD while Metals, Currencies and Stock Indices were negative YTD.

In terms of major CTA performance, five of the ten major CTAs in the Equinox Frontier Balanced Fund were profitable in Q2 2015. Crabel, Doherty, Fort LP (GP) QIM and Winton were positive for the quarter while Beach Horizon, Emil Van Essen, H2O AM, Quantmetrics and Quest are negative for the quarter.

Brandywine, Cantab, Crabel, Doherty, Emil Van Essen, Fort LP (GP), QIM, Quest and Winton were positive YTD, while Beach Horizon, H2O AM and Quantmetrics were negative YTD.

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

Equinox Frontier Balanced Fund Class 1 Sector Attributions
Q2 2015 and YTD
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2015
YTD

Equinox Frontier Balanced Fund Class 1AP Sector Attributions
Q2 2015 and YTD
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2015
YTD

Equinox Frontier Balanced Fund Class 2 Sector Attributions
Q2 2015 and YTD
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2015
YTD

Equinox Frontier Balanced Fund Class 2A Sector Attributions
Q2 2015 and YTD
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2015
YTD

Equinox Frontier Balanced Fund Class 3A Sector Attributions
Q2 2015 and YTD
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2015
YTD

Equinox Frontier Balanced Fund Class 1 Major Advisors Performance
Q2 2015 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Q2 2015
YTD

Equinox Frontier Balanced Fund Class 1AP Major Advisors Performance
Q2 2015 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Q2 2015
YTD

Equinox Frontier Balanced Fund Class 2 Major Advisors Performance
Q2 2015 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
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

Equinox Frontier Select Fund

2016

The Equinox Frontier Select Fund—Class 1 NAV gained 8.60% for the six months ended June 30, 2016, net of fees and expenses; the Equinox Frontier Select Fund—Class 1AP NAV gained 10.24% for the six months ended June 30, 2016, net of fees and expenses; the Equinox Frontier Select Fund —Class 2 NAV gained 10.24% for the six months ended June 30, 2016, net of fees and expenses.

For the six months ended June 30, 2016, the Equinox Frontier Select Fund recorded net gain on investments of $2,542,184, net investment loss of $408,041, and total expenses of $408,041, resulting in a net increase in Owners’ capital from operations of $2,134,143. For the six months ended June 30, 2015, the Equinox Frontier Select Fund recorded net loss on investments of $1,329,887, net investment loss of $584,464, and total expenses of $584,464, resulting in a net decrease in Owners’ capital from operations of $1,914,353. The NAV per Unit, Class 1, increased from $90.35 at December 31, 2015 to $98.12 as of June 30, 2016. The NAV per Unit, Class 1AP, increased from $94.28 at December 31, 2015 to $103.93 as of June 30, 2016. The NAV per Unit, Class 2, increased from $125.11 at December 31, 2015 to $137.92 as of June 30, 2016.Total Class 1 subscriptions and redemptions for the period were $8,267 and $801,472, respectively. Total Class 2 redemptions for the period were 1,166. Ending capital, excluding Managing Owner Capital, at June 30, 2016 was $11,916,881 for Class 1, $52,211 for Class 1AP and $1,464,203 for Class 2. Ending capital, excluding Managing Owner Capital, at December 31, 2015 was $11,710,517 for Class 1, $47,365 for Class 1AP and $1,329,359 for Class 2.

The Equinox Frontier Select Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Two of the six sectors traded in the Equinox Frontier Select Fund were profitable in Q2 2015. Agriculturals and Interest Rates were profitable while Metals, Currencies, Energies and Stock Indices finished negative for the quarter.

Energies, Agriculturals and Interest Rates were positive YTD while Metals, Currencies and Stock Indices were negative YTD.

In terms of major CTA performance, Transtrend finished positive for the quarter while Brevan Howard was negative for the quarter. Both Transtrend and Brevan Howard finished positive YTD.

2015

The Equinox Frontier Select Fund—Class 1 NAV lost 8.68% for the six months ended June 30, 2015, net of fees and expenses; the Equinox Frontier Select Fund—Class 1AP NAV lost 7.31% for the six months ended June 30, 2015, net of fees and expenses; the Equinox Frontier Select Fund —Class 2 NAV lost 7.31% for the six months ended June 30, 2015, net of fees and expenses.

For the six months ended June 30, 2015, the Equinox Frontier Select Fund recorded net loss on investments of $1,329,887, net investment income of $0, and total expenses of $584,464, resulting in a net decrease in Owners’ capital from operations of $684,237, less non-controlling interests of ($684,237). For the six months ended June 30, 2014, the Equinox Frontier Select Fund recorded net gain on investments of $132,564, net investment income of $0, and total expenses of $565,340, resulting in a net decrease in Owners’ capital from operations of $432,776. The NAV per Unit, Class 1, decreased from $95.61 at December 31, 2014 to $87.31 as of June 30, 2015. The NAV per Unit, Class 1AP, decreased from $96.82 at December 31, 2014 to $89.74 as of June 30, 2015. The NAV per Unit, Class 2, decreased from $128.48 at December 31, 2014 to $119.09 as of June 30, 2015. Total Class 1 subscriptions and redemptions for the period were $10,068 and $545,555, respectively. Total Class 1AP subscriptions and redemptions for the period were $930 and $0, respectively. Total Class 2 redemptions for the period were $152,448. Ending capital at June 30, 2015 was $12,000,655 for Class 1, $45,084 for Class 1AP and $1,306,618 for Class 2. Ending capital at December 31, 2014 was $13,663,563 for Class 1, $47,785 for Class 1AP and $1,558,130 for Class 2.

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

Equinox Frontier Winton Fund

2016

The Equinox Frontier Winton Fund—Class 1 NAV gained 4.48% for the six months ended June 30, 2016, net of fees and expenses; the Equinox Frontier Winton Fund—Class 1AP NAV gained 6.05% for the six months ended June 30, 2016, net of fees and expenses the Equinox Frontier Winton Fund —Class 2 NAV gained 6.05% for the six months ended June 30, 2016, net of fees and expenses.

For the six months ended June 30, 2016, the Equinox Frontier Winton Fund recorded net gain on investments of $5,063,384, net investment loss of $1,122,700, and total expenses of $1,122,876, resulting in a net increase in Owners’ capital from operations of $3,940,684. For the six months ended June 30, 2015, the Equinox Frontier Winton Fund recorded net loss on investments of $122,657, net investment loss of $1,901,121, and total expenses of $1,901,148, resulting in a net decrease in Owners’ capital from operations of $2,023,778. The NAV per Unit, Class 1, increased from $164.17 at December 31, 2015 to $171.53 as of June 30, 2016. The NAV per Unit, Class 1AP, increased from $171.31 at December 31, 2015 to $181.68 as of June 30, 2016. The NAV per Unit, Class 2, increased from $217.51 at December 31, 2015 to $230.67 as of June 30, 2016. Total Class 1 subscriptions and redemptions for the period were $81,676 and $623,704, respectively. Total Class 2 redemptions for the period were $72,363. Ending capital, excluding Managing Owner Capital, at June 30, 2016 was $23,499,889 for Class 1, $38,790 for Class 1AP and $12,482,817 for Class 2. Ending capital, excluding Managing Owner Capital, at December 31, 2015 was $23,022,800 for Class 1, $36,576 for Class 1AP and $11,837,205 for Class 2.

The Equinox Frontier Winton Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Equinox Frontier Winton Fund Class 1 Sector Attributions
Q2 2016 and YTD
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2016
YTD

Equinox Frontier Winton Fund Class 1AP Sector Attributions
Q2 2016 and YTD
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2016
YTD

Equinox Frontier Winton Fund Class 2 Sector Attributions
Q2 2016 and YTD
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2016
YTD

Three of the six sectors traded in the Equinox Frontier Winton Fund were profitable in Q2 2016. Metals, Currencies and Interest Rates were positive while Energies, Agriculturals and Stock Indices were negative for the quarter. Currencies and Interest Rates are positive YTD while Metals, Energies, Agriculturals and Stock Indices are negative YTD.

2015

The Equinox Frontier Winton Fund—Class 1 NAV lost 5.74% for the six months ended June 30, 2015, net of fees and expenses; the Equinox Frontier Winton Fund—Class 1AP NAV lost 4.33% for the six months ended June 30, 2015, net of fees and expenses the Equinox Frontier Winton Fund —Class 2 NAV lost 4.33% for the six months ended June 30, 2015, net of fees and expenses.

For the six months ended June 30, 2015, the Equinox Frontier Winton Fund recorded net loss on investments of $122,657, net investment loss of $1,901,121, and total expenses of $1,901,148, resulting in a net decrease in Owners’ capital from operations of $2,023,778. For the six months ended June 30, 2014, the Equinox Frontier Winton Fund recorded net gain on investments of $2,893,259, net investment income of $41, and total expenses of $1,473,239, resulting in a net increase in Owners’ capital from operations of $1,420,061. The NAV per Unit, Class 1, decreased from $175.95 at December 31, 2014 to $165.85 as of June 30, 2015. The NAV per Unit, Class 1AP, decreased from $178.18 at December 31, 2014 to $170.46 as of June 30, 2015. The NAV per Unit, Class 2, decreased from $226.23 at December 31, 2014 to $216.43 as of June 30, 2015. Total Class 1 subscriptions and redemptions for the period were $93,346 and $1,185,987, respectively. Total Class 2 redemptions for the period were $148,360. Ending capital at June 30, 2015 was $24,319,904 for Class 1, $36,395 for Class 1AP and $12,430,155 for Class 2. Ending capital at December 31, 2014 was $26,870,878 for Class 1, $38,042 for Class 1AP and $13,142,313 for Class 2.

The Equinox Frontier Winton Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Equinox Frontier Winton Fund Class 1 Sector Attributions
Q2 2015 and YTD
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
-16.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2015
YTD

Equinox Frontier Winton Fund Class 1AP Sector Attributions
Q2 2015 and YTD
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2015
YTD

Equinox Frontier Winton Fund Class 2 Sector Attributions
Q2 2015 and YTD
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2015
YTD

None of the six sectors traded in the Equinox Frontier Winton Fund were profitable in Q2 2015.

Stock Indices and Interest Rates were positive YTD while Currencies, Agriculturals, Metals, Interest Rates and Energies were negative YTD.

Equinox Frontier Heritage Fund

2016

The Equinox Frontier Heritage Fund—Class 1 NAV gained 4.43% for the six months ended June 30, 2016, net of fees and expenses; the Equinox Frontier Heritage Fund—Class 1AP NAV gained 6.00% for the six months ended June 30, 2016, net of fees and expenses the Equinox Frontier Heritage Fund —Class 2 NAV gained 5.99% for the six months ended June 30, 2016, net of fees and expenses.

For the six months ended June 30, 2016, the Equinox Frontier Heritage Fund recorded net gain on investments of $1,194,432, net investment loss of $304,893, and total expenses of $304,893, resulting in a net increase in Owners’ capital from operations of $889,539. For the six months ended June 30, 2015, the Equinox Frontier Heritage Fund recorded net gain on investments of $277,639, net investment loss of $484,305, and total expenses of $484,305, resulting in a net decrease in Owners’ capital from operations of $206,665. The NAV per Unit, Class 1, increased from $124.27 at December 31, 2015 to $129.77 as of June 30, 2016. The NAV per Unit, Class 1AP, increased from $129.67 at December 31, 2015 to $137.45 as of June 30, 2016. The NAV per Unit, Class 2, increased from $173.54 to $183.94 as of June 30, 2016. Total Class 1 subscriptions and redemptions for the period were $19,931 and $330,771, respectively. The Class 1AP Redemptions were $15,210 for the period. Total Class 2 redemptions for the period were $36,236. Ending capital, excluding Managing Owner Capital, at June 30, 2016 was $8,702,101 for Class 1, $46,823 for Class 1AP and $2,907,959 for Class 2. Ending capital, excluding Managing Owner Capital, at December 31, 2015 was $8,628,726 for Class 1, $58,523 for Class 1AP and $2,779,024 for Class 2.

The Equinox Frontier Heritage Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Equinox Frontier Heritage Fund Class 1 Sector Attributions
Q2 2016 and YTD
14.00%
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2016
YTD

Equinox Frontier Heritage Fund Class 1AP Sector Attributions
Q2 2016 and YTD
14.00%
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2016
YTD

Equinox Frontier Heritage Fund Class 2 Sector Attributions
Q2 2016 and YTD
14.00%
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2016
YTD

Equinox Frontier Heritage Fund Class 1 Major Advisors
Performance
Q2 2016 and YTD
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
Brevan Howard
Winton
Q2 2016
YTD

Equinox Frontier Heritage Fund Class 1AP Major Advisors
Performance
Q2 2016 and YTD
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
Brevan Howard
Winton
Q2 2016
YTD

Equinox Frontier Heritage Fund Class 2 Major Advisors
Performance
Q2 2016 and YTD
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
Brevan Howard
Winton
Q2 2016
YTD

Three of the six sectors traded in the Equinox Frontier Heritage Fund were profitable in Q2 2016. Metals, Agriculturals and Interest Rates were positive for the quarter while Currencies, Energies and Stock Indices were negative for the quarter.

Agriculturals and Interest Rates were positive YTD while Currencies, Stock Indices, Metals and Energies were negative YTD.

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

For the six months ended June 30, 2016, the Equinox Frontier Heritage Fund recorded net gain on investments of $1,197,932, net investment loss of $308,393, and total expenses of $308,393, resulting in a net increase in Owners’ capital from operations of $889,539. For the six months ended June 30, 2015, the Equinox Frontier Heritage Fund recorded net gain on investments of $277,639, net investment loss of $484,305, and total expenses of $484,305, resulting in a net decrease in Owners’ capital from operations of $206,665. The NAV per Unit, Class 1, increased from $124.27 at December 31, 2015 to $129.77 as of June 30, 2016. The NAV per Unit, Class 1AP, increased from $129.67 at December 31, 2015 to $137.45 as of June 30, 2016. The NAV per Unit, Class 2, increased from $173.54 to $183.94 as of June 30, 2016. Total Class 1 subscriptions and redemptions for the period were $19,931 and $330,771, respectively. The Class 1AP Redemptions were $15,210 for the period. Total Class 2 redemptions for the period were $36,236. Ending capital, excluding Managing Owner Capital, at June 30, 2016 was $8,702,101 for Class 1, $46,823 for Class 1AP and $2,907,959 for Class 2. Ending capital, excluding Managing Owner Capital, at December 31, 2015 was $8,628,726 for Class 1, $58,523 for Class 1AP and $2,779,024 for Class 2.

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

Value at Risk by Market Sectors

The following tables present the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of June 30, 2016 and December 31, 2015. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Equinox Frontier Diversified Fund:

	June 30, 2016		December 31, 2015
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR

Interest Rates	$867,214	1.35%	$1,482,594	2.66%
Currencies	2,676,680	4.16%	1,825,578	3.28%
Stock Indices	1,016,781	1.58%	2,256,114	4.05%
Metals	166,640	0.26%	290,196	0.52%
Agriculturals/Softs	1,140,919	1.77%	1,230,266	2.21%
Energy	119,754	0.19%	1,558,897	2.80%

Total:	$5,987,988	9.30%	$8,643,645	15.51%

Equinox Frontier Long/Short Commodity Fund:

	June 30, 2016		December 31, 2015
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR

Interest Rates	$8,572	0.06%	$308,877	2.36%
Currencies	333,371	2.32%	593,315	4.53%
Stock Indices	127,301	0.89%	176,530	1.35%
Metals	43,224	0.30%	27,511	0.21%
Agriculturals/Softs	179,110	1.25%	343,977	2.63%
Energy	87,787	0.61%	1,795,669	13.71%

Total:	$779,364	30.56%	$3,245,879	30.56%

Equinox Frontier Masters Fund:

	June 30, 2016		December 31, 2015
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR

Interest Rates	$407,355	2.02%	$745,322	3.26%
Currencies	1,944,015	9.63%	1,116,000	4.89%
Stock Indices	302,796	1.50%	1,155,610	5.06%
Metals	99,409	0.49%	120,696	0.53%
Agriculturals/Softs	423,482	2.10%	581,297	2.55%
Energy	107,244	0.53%	828,577	3.63%

Total:	$3,284,301	9.62%	$4,547,502	9.62%

Equinox Frontier Balanced Fund:

	June 30, 2016		December 31, 2015
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR

Interest Rates	$1,123,680	1.09%	$2,770,118	3.07%
Currencies	3,715,039	3.61%	2,793,664	3.10%
Stock Indices	1,217,473	1.18%	3,101,604	3.44%
Metals	229,460	0.22%	452,392	0.50%
Agriculturals/Softs	1,416,408	1.38%	2,343,248	2.60%
Energy	187,480	0.18%	2,470,484	2.74%

Total:	$7,889,539	7.68%	$13,931,510	15.46%

Equinox Frontier Select Fund:

	June 30, 2016		December 31, 2015
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR

Interest Rates	$—	0.00%	$501,177	2.52%
Currencies	1,457,617	8.40%	667,887	3.35%
Stock Indices	73,729	0.42%	949,390	4.77%
Metals	31,295	0.18%	60,331	0.30%
Agriculturals/Softs	114,074	0.66%	326,993	1.64%
Energy	65,618	0.38%	115,282	0.58%

Total:	$1,742,331	10.04%	$2,621,060	13.16%

Equinox Frontier Winton Fund:

	June 30, 2016		December 31, 2015
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR

Interest Rates	$2,734,625	5.84%	$783,573	1.90%
Currencies	3,706,585	7.92%	1,718,649	4.16%
Stock Indices	1,037,319	2.22%	706,493	1.71%
Metals	400,779	0.86%	273,910	0.66%
Agriculturals/Softs	1,561,293	3.33%	691,213	1.67%
Energy	171,931	0.37%	347,931	0.84%

Total:	$9,612,530	20.53%	$4,521,769	10.95%

Equinox Frontier Heritage Fund:

	June 30, 2016		December 31, 2015
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR

Interest Rates	$481,436	3.02%	$181,696	1.17%
Currencies	742,526	4.66%	343,190	2.22%
Stock Indices	212,491	1.33%	133,965	0.87%
Metals	83,236	0.52%	52,162	0.34%
Agriculturals/Softs	321,083	2.02%	132,697	0.86%
Energy	56,852	0.36%	63,333	0.41%

Total:	$1,897,625	11.92%	$907,043	5.86%

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of June 30, 2016, by market sector.

Interest Rates

Interest rate risk is one of the principal market exposures of each Series. Interest rate movements directly affect the price of interest rate futures positions held and indirectly affect the value of a Trading Company’s stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact profitability. The primary interest rate exposure is to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Trading Companies also may take futures positions on the government debt of smaller nations. The Managing Owner anticipates that G-7 interest rates will remain the primary market exposure of each Trading Company and accordingly of each Series for the foreseeable future. The changes in interest rates which are expected to have the most effect on the Series are changes in long-term, as opposed to short-term rates. Most of the speculative positions to be held by the Trading Companies will be in medium- to long-term instruments. Consequently, even a material change in short-term rates is expected to have little effect on the Series if the medium- to long-term rates remain steady. Aggregate interest income from all sources, including assets held at clearing brokers, of up to 2% (annualized) is paid to the Managing Owner by the Equinox Frontier Balanced Fund (Class 1 and Class 2 only), Equinox Frontier Winton Fund, Equinox Frontier Select Fund, and Equinox Frontier Heritage Fund. For the Equinox Frontier Balanced Fund (Class 1a and Class 2a only), 20% of the total interest allocated to the Series is paid to the Managing Owner. For the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund and Equinox Frontier Masters Fund, 20% of the total interest allocated to each Series was paid to the Managing Owner until April 28, 2016; effective April 29, 2016, the Managing Owner has agreed to waive its interest income with respect to such Series, which is now retained by the Trust for the benefit of such Series. [In addition, if interest rates fall below 0.75%, the Managing Owner is paid the difference between the Trust’s annualized interest income that is allocated to each of such Series and 0.75%. Interest income above what is paid to the Managing Owner is retained by the Series. The amounts reflected in the financial statements for the Trust and Series are disclosed on a net basis. Due to some classes not exceeding the 2% paid to the Managing Owner, amounts earned by those classes may be zero.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chief Executive Officer and Principal Financial Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), for the Trust and each Series as of June 30, 2016 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon their evaluation, the Chief Executive Officer and Principal Financial Officer of the Managing Owner concluded that, as of the Evaluation Date, the disclosure controls and procedures for the Trust and each Series were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust and each Series required to be included in the Trust’s periodic SEC filing.

Changes in Internal Control Over Financial Reporting

There were changes in the Trust’s internal control over financial reporting for the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting as a result of the transition to accessing investment via Galaxy Plus and financial reporting transition to Gemini Hedge Fund Administration.

Scope of Exhibit 31 Certifications

The certifications of the Chief Executive Officer and the Principal Financial Officer of the Managing Owner included as Exhibits 31.1 and 31.2, respectively, to this Form 10-Q apply not only to the Trust as a whole but also to each Series individually.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

There are no material legal proceedings pending against the Trust, nor any of the Series.

ITEM 1A.	RISK FACTORS.

The sections each entitled “Risk Factors” in the Prospectuses filed pursuant to Rule 424(b)(3) (File Nos. 333-185695 and 333-155800) are incorporated by reference into this section.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding the sale of unregistered Units by the Trust for the six months ended June 30, 2016. The number of Units listed below for each transaction is the aggregate number of Units in the particular Series of the Trust purchased in such transaction. The consideration listed below for each transaction is, except as otherwise noted, the aggregate amount of cash paid for the Units purchased. For each transaction reported below, the price per Unit was NAV per Unit at the time of the transaction and the Managing Owner of the Trust was the purchaser of the Units. No underwriting discount or sales commission was paid or received with respect to any of the transactions reported below. The Trust claims an exemption from registration of each of the transactions listed below under Section 4(a)(2) of the Securities Act of 1933, as amended, as a sale by an issuer not involving a public offering.

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

Equinox Frontier Funds
(Registrant)

Date: August 22, 2016	By:	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	By:	/s/ Vance Sanders
Vance Sanders
Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Balanced Fund,
a Series of Equinox Frontier Funds
(Registrant)

Date: August 22, 2016	By:	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	By:	/s/ Vance Sanders
Vance Sanders
Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Heritage Fund,
a Series of Equinox Frontier Funds
(Registrant)

Date: August 22, 2016	By:	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	By:	/s/ Vance Sanders
Vance Sanders
Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Winton Fund,
a Series of Equinox Frontier Funds
(Registrant)

Date: August 22, 2016	By:	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	By:	/s/ Vance Sanders
Vance Sanders
Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Select Fund,
a Series of Equinox Frontier Funds (Registrant)

Date: August 22, 2016	By:	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	By:	/s/ Vance Sanders
Vance Sanders
Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Long/Short Commodity Fund, a Series of Equinox Frontier Funds (Registrant)

Date: August 22, 2016	By:	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	By:	/s/ Vance Sanders
Vance Sanders
Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Diversified Fund,
a Series of Equinox Frontier Funds
(Registrant)

Date: August 22, 2016	By:	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	By:	/s/ Vance Sanders
Vance Sanders
Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Masters Fund,
a Series of Equinox Frontier Funds
(Registrant)

Date: August 22, 2016	By:	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	By:	/s/ Vance Sanders
Vance Sanders
Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds