Form 10-Q
period 2016-09-30
Equinox Frontier Funds; Equinox Frontier Winton Fund; Equinox Frontier Masters Fund; Equinox Frontier Heritage Fund; Equinox Frontier Balanced Fund; Equinox Frontier Select Fund; Equinox Frontier Diversified Fund; Equinox Frontier Long/Short Commodity Fund
filed 2016-11-15
CIK 1261379, 1389124, 1450722, 1389123, 1389122, 1389125, 1450720, 1389128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended September 30, 2016

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

Special Note About Forward-Looking Statements

THIS REPORT CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS. THESE FORWARD-LOOKING STATEMENTS REFLECT THE MANAGING OWNER’S CURRENT EXPECTATIONS ABOUT THE FUTURE RESULTS, PERFORMANCE, PROSPECTS AND OPPORTUNITIES OF THE TRUST. THE MANAGING OWNER HAS TRIED TO IDENTIFY THESE FORWARD-LOOKING STATEMENTS BY USING WORDS SUCH AS “MAY,” “WILL,” “EXPECT,” “ANTICIPATE,” “BELIEVE,” “INTEND,” “SHOULD,” “ESTIMATE” OR THE NEGATIVE OF THOSE TERMS OR SIMILAR EXPRESSIONS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON INFORMATION CURRENTLY AVAILABLE TO THE MANAGING OWNER AND ARE SUBJECT TO A NUMBER OF RISKS, UNCERTAINTIES AND OTHER FACTORS, BOTH KNOWN, SUCH AS THOSE DESCRIBED IN THE “RISK FACTORS” SECTION UNDER PART II ITEM 1A AND ELSEWHERE IN THIS REPORT, AND UNKNOWN, THAT COULD CAUSE THE TRUST’S ACTUAL RESULTS, PERFORMANCE, PROSPECTS OR OPPORTUNITIES TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS.

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF SEPTEMBER 30, 2016, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

PART I. FINANCIAL INFORMATION

ITEM 1.	Series Financial Statements

The Series of Equinox Frontier Funds
Statements of Financial Condition
September 30, 2016 (Unaudited) and December 31, 2015

	Equinox Frontier Diversified Fund		Equinox Frontier Masters Fund		Equinox Frontier Long/Short Commodity Fund
	9/30/2016	12/31/2015	9/30/2016	12/31/2015	9/30/2016	12/31/2015
ASSETS

Cash and cash equivalents	$2,573,241	$3,283,973	$2,409,353	$1,421,994	$1,523,602	$570,169
U.S. Treasury securities, at fair value	6,019,126	27,604,916	4,925,521	11,953,206	—	4,792,817
Open trade equity, at fair value	532,803	—	—	—	—	—
Receivable from futures commission merchants	16,737,952	—	—	—	—	—
Swap contracts, at fair value	7,234,984	8,685,849	—	—	4,258,423	4,332,428
Investments in private investment companies, at fair value	26,800,704	—	6,488,278	—	6,311,213	—
Investments in unconsolidated trading companies, at fair value	2,740,986	16,094,207	5,785,423	9,409,930	—	3,414,663
Prepaid service fees - Class 1	27,391	16,160	—	7,355	—	736
Interest receivable	37,068	479,142	30,337	207,473	—	83,190
Receivable from related parties	—	—	—	1,670	—	1,606
Other assets	73,349	—	6,740	—	9,939	—

Total Assets	$62,777,603	$56,164,247	$19,645,652	$23,001,628	$12,103,176	$13,195,609

LIABILITIES & CAPITAL

LIABILITIES
Due to Broker	$—	$—	$—	$—	$2,254,497	$—
Interest payable	—	—	—	—	9,957	—
Pending owner additions	—	1,524	—	1,290	—	—
Owner redemptions payable	80,324	9,030	51,081	9,558	87,330	796
Incentive fees payable to Managing Owner	—	204,914	93,431	42,251	—	28,408
Management fees payable to Managing Owner	53,853	81,940	1,323	54,674	1,622	48,210
Interest payable to Managing Owner	2,195	11,661	1,900	4,957	—	1,368
Service fees payable to Managing Owner	14,613	17,020	10,044	12,098	4,817	6,841
Trading fees payable to Managing Owner	116,232	121,065	40,248	48,501	12,902	17,129
Payables to related parties	—	2,126	—	—	8,846	—
Other liabilities	69,726	1	57,447	—	2,227	6

Total Liabilities	336,943	449,281	255,474	173,329	2,382,198	102,758

CAPITAL
Managing Owner - Class 2	651,451	2,616,258	353,748	712,391	290,737	407,255
Managing Owner - Class 2a	—	—	—	—	226,159	235,971
Managing Owner - Class 3	33,544	32,964	34,619	32,332	—	—
Managing Owner - Class 3a	—	—	—	—	11,319	11,690
Limited Owner - Class 1	6,491,253	11,814,234	5,825,767	8,323,800	—	—
Limited Owner - Class 1a	—	—	—	—	2,531,567	4,053,754
Limited Owner - Class 2	35,296,599	32,016,842	5,926,985	7,180,967	495,985	586,345
Limited Owner - Class 2a	—	—	—	—	737,010	1,051,694
Limited Owner - Class 3	13,155,999	9,234,668	7,249,059	6,578,809	4,556,616	5,906,669
Limited Owner - Class 3a	—	—	—	—	871,585	839,473

Total Owners’ Capital	55,628,846	55,714,966	19,390,178	22,828,299	9,720,978	13,092,851

Non-Controlling Interests	6,811,814	—	—	—	—	—

Total Capital	62,440,660	55,714,966	19,390,178	22,828,299	9,720,978	13,092,851

Total Liabilities and Capital	$62,777,603	$56,164,247	$19,645,652	$23,001,628	$12,103,176	$13,195,609

Units Outstanding
Class 1	56,059	102,269	48,939	73,747	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	28,212	42,778
Class 2	273,103	267,240	46,420	62,347	6,266	7,522
Class 2a	N/A	N/A	N/A	N/A	9,464	12,127
Class 3	108,131	77,316	57,859	56,230	35,944	44,702
Class 3a	N/A	N/A	N/A	N/A	8,533	7,965

Net Asset Value per Unit
Class 1	$115.79	$115.52	$119.04	$112.87	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	$89.74	$94.76
Class 2	$131.63	$129.60	$135.30	$126.60	$125.56	$132.10
Class 2a	N/A	N/A	N/A	N/A	$101.77	$106.19
Class 3	$121.98	$119.87	$125.89	$117.57	$126.77	$132.14
Class 3a	N/A	N/A	N/A	N/A	$103.47	$106.86

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds
Statements of Financial Condition
September 30, 2016 (Unaudited) and December 31, 2015

	Equinox Frontier Balanced Fund		Equinox Frontier Select Fund
	9/30/2016	12/31/2015	9/30/2016	12/31/2015
ASSETS

Cash and cash equivalents	$4,827,947	$4,895,183	$1,570,093	$220,371
U.S. Treasury securities, at fair value	12,034,303	41,148,676	2,495,697	1,852,429
Receivable from futures commission merchants	61,371,658	7,517,903	8,227,395	13,281,151
Open trade equity, at fair value	1,501,565	11,530	686,364	462,339
Options purchased, at fair value	254,365	—	—	—
Swap contracts, at fair value	16,586,708	19,157,520	—	—
Investments in private investment companies, at fair value	8,375,197	—	—	—
Investments in unconsolidated trading companies, at fair value	3,742,037	17,623,968	4,121,050	4,147,840
Prepaid service fees - Class 1	41,288	—	—
Interest receivable	74,110	714,434	15,371	32,153
Other assets	20,061	12	96,846	3

Total Assets	$108,829,240	$91,069,226	$17,212,817	$19,996,286

LIABILITIES & CAPITAL

LIABILITIES
Options written, at fair value	$97,325	$—	$—	$—
Pending owner additions	—	15,538	—	1,335
Owner redemptions payable	142,540	440,090	25,882	16,670
Incentive fees payable to Managing Owner	718,767	106,563	4,473	—
Management fees payable to Managing Owner	139,971	80,574	63,415	22,884
Interest payable to Managing Owner	27,157	77,642	4,546	3,549
Service fees payable to Managing Owner	153,326	145,576	29,863	29,092
Trading fees payable to Managing Owner	55,233	57,450	8,420	8,515
Payables to related parties	20,043	24,069	1,520	1,495
Other liabilities	9,543	—	393	156

Total Liabilities	1,363,905	947,502	138,512	83,696

CAPITAL
Managing Owner - Class 2	986,499	1,429,544	9,605	8,814
Managing Owner - Class 2a	200,881	191,645	—	—
Limited Owner - Class 1	58,166,806	62,563,337	11,435,183	11,710,517
Limited Owner - Class 1AP	650,754	714,747	30,364	47,365
Limited Owner - Class 2	21,049,226	21,278,864	1,426,668	1,329,359
Limited Owner - Class 2a	373,602	356,425	—	—
Limited Owner - Class 3a	2,479,832	2,435,421	—	—

Total Owners’ Capital	83,907,600	88,969,983	12,901,820	13,096,055

Non-Controlling Interests	23,557,735	1,151,741	4,172,485	6,816,535

Total Capital	107,465,335	90,121,724	17,074,305	19,912,590

Total Liabilities and Capital	$108,829,240	$91,069,226	$17,212,817	$19,996,286

Units Outstanding
Class 1	445,666	488,680	118,794	129,612
Class 1AP	4,671	5,351	296	503
Class 2	117,600	126,375	10,534	10,696
Class 2a	3,539	3,539	N/A	N/A
Class 3a	15,325	15,776	N/A	N/A

Net Asset Value per Unit
Class 1	$130.52	$128.03	$96.26	$90.35
Class 1AP	$139.31	$133.59	$102.75	$94.28
Class 2	$187.38	$179.69	$136.35	$125.11
Class 2a	$162.35	$154.88	N/A	N/A
Class 3a	$161.81	$154.37	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds
Statements of Financial Condition
September 30, 2016 (Unaudited) and December 31, 2015

	Equinox Frontier Winton Fund		Equinox Frontier Heritage Fund
	9/30/2016	12/31/2015	9/30/2016	12/31/2015
ASSETS

Cash and cash equivalents	$4,583,519	$2,928,616	$1,249,080	$655,319
U.S. Treasury securities, at fair value	18,417,716	24,617,817	3,489,160	5,508,577
Receivable from futures commission merchants	21,249,096	12,744,570	—	—
Open trade equity, at fair value	214,509	599,579	—	—
Investments in unconsolidated trading companies, at fair value	—	297,554	1,955,258	1,405,586
Swap contracts, at fair value	—	—	8,499,865	7,960,268
Interest receivable	113,414	427,511	21,486	95,612
Other assets	25,348	2	4,774	2

Total Assets	$44,603,602	$41,615,649	$15,219,623	$15,625,364

LIABILITIES & CAPITAL

LIABILITIES
Pending owner additions	$—	$13,524	$—	$3,251
Owner redemptions payable	191,005	51,671	36,185	84,355
Management fees payable to Managing Owner	262,915	93,171	334	21,490
Interest payable to Managing Owner	35,996	49,624	6,630	11,066
Service fees payable to Managing Owner	57,927	44,422	21,474	18,807
Trading fees payable to Managing Owner	22,388	22,405	7,232	7,457
Payables to related parties	11,418	31,638	3,507	4,416
Other liabilities	29,989	—	1,756	—

Total Liabilities	611,638	306,455	77,118	150,842

CAPITAL
Managing Owner - Class 2	45,724	44,962	76,257	74,329
Limited Owner - Class 1	21,908,389	23,022,800	8,176,296	8,628,726
Limited Owner - Class 1AP	37,196	36,576	6,027	58,523
Limited Owner - Class 2	11,954,508	11,837,205	2,762,875	2,779,024

Total Owners’ Capital	33,945,817	34,941,543	11,021,455	11,540,602

Non-Controlling Interests	10,046,147	6,367,651	4,121,050	3,933,920

Total Capital	43,991,964	41,309,194	15,142,505	15,474,522

Total Liabilities and Capital	$44,603,602	$41,615,649	$15,219,623	$15,625,364

Units Outstanding
Class 1	134,227	140,239	65,597	69,436
Class 1AP	214	214	45	452
Class 2	54,251	54,629	15,946	16,441

Net Asset Value per Unit
Class 1	$163.22	$164.17	$124.64	$124.27
Class 1AP	$174.22	$171.31	$133.04	$129.67
Class 2	$221.20	$217.51	$178.05	$173.54

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds
Condensed Schedule of Investments (Unaudited)
September 30, 2016

		Equinox Frontier		Equinox Frontier		Equinox Frontier
		Diversified Fund		Masters Fund		Long/Short Commodity Fund
		Fair	% of Total Capital	Fair	% of Total Capital	Fair	% of Total Capital
Description		Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)
LONG FUTURES CONTRACTS*
	Various base metals futures contracts (U.S.)	$109,581	0.20%	$—	—	$—	—
	Various currency futures contracts (Europe)	180,496	0.32%	—	—	—	—
	Various currency futures contracts (Far East)	21,569	0.04%	—	—	—	—
	Various currency futures contracts (Oceanic)	18,650	0.03%	—	—	—	—
	Various currency futures contracts (U.S.)	491	0.00%	—	—	—	—
	Various energy futures contracts (U.S.)	(32,310)	-0.06%	—	—	—	—
	Various interest rates futures contracts (Canada)	(2,241)	0.00%	—	—	—	—
	Various interest rates futures contracts (Europe)	28,609	0.05%	—	—	—	—
	Various interest rates futures contracts (Far East)	56,785	0.10%	—	—	—	—
	Various interest rates futures contracts (Oceanic)	(24,427)	-0.04%	—	—	—	—
	Various interest rates futures contracts (U.S.)	(57,038)	-0.10%	—	—	—	—
	Various precious metal futures contracts (U.S.)	4,286	0.01%	—	—	—	—
	Various soft futures contract (Europe)	(16,369)	-0.03%	—	—	—	—
	Various soft futures contract (U.S.)	(46,979)	-0.08%	—	—	—	—
	Various stock index futures contracts (Canada)	6,027	0.01%	—	—	—	—
	Various stock index futures contracts (Europe)	8,074	0.01%	—	—	—	—
	Various stock index futures contracts (Far East)	15	0.00%	—	—	—	—
	Various stock index futures contracts (Oceanic)	12,860	0.02%	—	—	—	—
	Various stock index futures contracts (U.S.)	(77,123)	-0.14%	—	—	—	—
	Total Long Futures Contracts	$190,956	0.34%	$—	—	$—	—
SHORT FUTURES CONTRACTS*
	Various base metals futures contracts (U.S.)	$(4,000)	-0.01%	$—	—	$—	—
	Various currency futures contracts (Canada)	22,862	0.04%	—	—	—	—
	Various currency futures contracts (Europe)	97,309	0.17%	—	—	—	—
	Various currency futures contracts (Oceanic)	(43,489)	-0.08%	—	—	—	—
	Various currency futures contracts (U.S.)	100,123	0.18%	—	—	—	—
	Various energy futures contracts (U.S.)	(35,101)	-0.06%	—	—	—	—
	Various interest rates futures contracts (Europe)	(7,449)	-0.01%	—	—	—	—
	Various interest rates futures contracts (Far East)	(3,325)	-0.01%	—	—	—	—
	Various interest rates futures contracts (Oceanic)	(5,166)	-0.01%	—	—	—	—
	Various interest rates futures contracts (U.S.)	(1,282)	0.00%	—	—	—	—
	Various precious metal futures contracts (U.S.)	162	0.00%	—	—	—	—
	Various soft futures contract (U.S.)	115,460	0.21%	—	—	—	—
	Various soft futures contracts (Europe)	83,196	0.15%	—	—	—	—
	Various soft futures contracts (U.S.)	19,472	0.04%	—	—	—	—
	Various stock index futures contracts (Africa)	8,633	0.02%	—	—	—	—
	Various stock index futures contracts (Europe)	779	0.00%	—	—	—	—
	Various stock index futures contracts (Far East)	(6,337)	-0.01%	—	—	—	—
	Total Short Futures Contracts	$341,847	0.61%	$—	—	$—	—
	Total Open Trade Equity (Deficit)	$532,803	0.96%	$—	—	$—	—
SWAPS (1)
	Frontier XXXV Diversified select swap (U.S.)	$7,234,984	13.01%	$—	—	$—	—
	Frontier XXXVII L/S select swap (U.S.)	—	—	—	—	4,258,423	43.81%
	Total Swaps	$7,234,984	13.01%	$—	0.00%	$4,258,423	43.81%

PRIVATE INVESTMENT COMPANIES
	Galaxy Plus Fund - Chesapeake Feeder Fund (518)	$—	—	$4,008,202	20.67%	$1,875,553	19.29%
	Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	4,121,992	7.41%	2,480,076	12.79%	1,597,588	16.43%
	Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	2,392,397	4.30%	—	—	—	—
	Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	4,811,893	8.65%	—	—	—	—
	Galaxy Plus Fund - QIM Feeder Fund (526) LLC	6,124,478	11.01%	—	—	—	—
	Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	8,461,155	15.21%	—	—	—	—
	Galaxy Plus Fund - LRR Feeder Fund (522) LLC	888,789	1.60%	—	—	2,838,072	29.20%
	Total Private Investment Companies	$26,800,704	48.18%	$6,488,278	33.46%	$6,311,213	64.92%

INVESTMENT IN UNCONSOLIDATED COMPANIES (1)
	Equinox Frontier Trading Company II, LLC	2,740,986	4.93%	5,785,423	29.84%	$—	—
	Total Investment in Unconsolidated Trading Companies	$2,740,986	4.93%	$5,785,423	29.84%	$—	—

U.S. TREASURY SECURITIES (2)
FACE VALUE		Fair Value		Fair Value		Fair Value
$15,900,000	US Treasury Note 6.000% due 02/15/2026 (Cost $36,863,436)	$2,899,723	5.21%	$2,372,878	12.24%	$—	—
$16,400,000	US Treasury Note 6.875% due 08/15/2025 (Cost $28,012,500)	3,119,403	5.61%	2,552,644	13.16%	—	—
		$6,019,126	10.82%	$4,925,521	25.40%	$—	—

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value
	US Treasury Note 6.000% due 02/15/2026 (2)	$2,091,245		$1,711,290
	US Treasury Note 6.875% due 08/15/2025 (2)	2,157,007		1,765,104
		$4,248,252		$3,476,395

Additional Disclosure on U.S. Treasury Securities		Cost		Cost
	US Treasury Note 6.000% due 02/15/2026 (2)	$2,942,456		$2,407,846
	US Treasury Note 6.875% due 08/15/2025 (2)	3,021,158		2,472,249
		$5,963,615		$4,880,096

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds
Condensed Schedule of Investments (Unaudited)
September 30, 2016

		Equinox Frontier		Equinox Frontier
		Balanced Fund		Select Fund
		Fair	% of Total Capital	Fair	% of Total Capital
Description		Value	(Net Asset Value)	Value	(Net Asset Value)
LONG FUTURES CONTRACTS*
	Various base metals futures contracts (U.S.)	$160,267	0.19%	$198,559	1.54%
	Various currency futures contracts (Europe)	(1,908)	0.00%	147,650	1.14%
	Various currency futures contracts (Far East)	(5,413)	-0.01%	11,496	0.09%
	Various currency futures contracts (Oceanic)	83,452	0.10%	(3,075)	-0.02%
	Various currency futures contracts (U.S.)	(1,055)	0.00%	6,231	0.05%
	Various energy futures contracts (U.S.)	3,667	0.00%	(43,029)	-0.33%
	Various interest rates futures contracts (Canada)	11,780	0.01%	(2,722)	-0.02%
	Various interest rates futures contracts (Europe)	214,067	0.26%	172,275	1.34%
	Various interest rates futures contracts (Far East)	77,622	0.09%	(1,185)	-0.01%
	Various interest rates futures contracts (Oceanic)	34,742	0.04%	206	0.00%
	Various interest rates futures contracts (U.S.)	262,948	0.31%	(10,804)	-0.08%
	Various precious metal futures contracts (U.S.)	13,072	0.02%	(7,009)	-0.05%
	Various soft futures contract (Europe)	—	—	(7,717)	-0.06%
	Various soft futures contract (Far East)	—	—	4,147	0.03%
	Various soft futures contract (U.S.)	—	—	113,272	0.88%
	Various soft futures contracts (Europe)	—	—	801	0.01%
	Various soft futures contracts (Far East)	—	—	(316)	0.00%
	Various soft futures contract (U.S.)	26,290	0.03%	(2,890)	-0.02%
	Various stock index futures contracts (Canada)	8,825	0.01%	7,493	0.06%
	Various stock index futures contracts (Europe)	161,789	0.19%	33,092	0.26%
	Various stock index futures contracts (Far East)	(23,094)	-0.03%	(16,955)	-0.13%
	Various stock index futures contracts (Oceanic)	12,079	0.01%	3,500	0.03%
	Various stock index futures contracts (U.S.)	550,724	0.66%	199,907	1.55%
	Total Long Futures Contracts	$1,589,855	1.89%	$802,928	6.22%
SHORT FUTURES CONTRACTS*
	Various base metals futures contracts (U.S.)	$(98,188)	-0.12%	$(182,877)	-1.42%
	Various currency futures contracts (Canada)	(28,390)	-0.03%	(7,195)	-0.06%
	Various currency futures contracts (Europe)	(7,573)	-0.01%	55,610	0.43%
	Various currency futures contracts (Far East)	(4,186)	0.00%	—	—
	Various currency futures contracts (Oceanic)	—	—	(17,315)	-0.13%
	Various currency futures contracts (U.S.)	(4,417)	-0.01%	44,505	0.34%
	Various energy futures contracts (Europe)	—	—	(3,972)	-0.03%
	Various energy futures contracts (Far East)	—	—	(2,266)	-0.02%
	Various energy futures contracts (U.S.)	(190,359)	-0.23%	(124,721)	-0.97%
	Various interest rates futures contracts (Canada)	—	—	19	0.00%
	Various interest rates futures contracts (Europe)	(1,145)	0.00%	6,666	0.05%
	Various interest rates futures contracts (Far East)	(6,648)	-0.01%	(1,379)	-0.01%
	Various interest rates futures contracts (Oceanic)	(10,329)	-0.01%	(74,691)	-0.58%
	Various interest rates futures contracts (U.S.)	12,733	0.02%	(13,042)	-0.10%
	Various precious metal futures contracts (Far East)	18,673	0.02%	514	0.00%
	Various precious metal futures contracts (U.S.)	—	—	(4,773)	-0.04%
	Various soft futures contract (U.S.)	149,391	0.18%	85,554	0.66%
	Various soft futures contracts (Canada)	—	0.00%	(33)	0.00%
	Various soft futures contracts (Europe)	11,757	0.01%	309	0.00%
	Various soft futures contracts (U.S.)	82,660	0.10%	48,198	0.37%
	Various stock index futures contracts (Africa)	416	0.00%	(306)	0.00%
	Various stock index futures contracts (Europe)	—	—	(966)	-0.01%
	Various stock index futures contracts (Far East)	58,601	0.07%	—	—
	Various stock index futures contracts (U.S.)	—	0.00%	50,391	0.39%
	Total Short Futures Contracts	$(17,003)	-0.02%	$(141,770)	-1.10%
CURRENCY FORWARDS*
	Various currency forwards contracts (NA)	$(71,287)	-0.08%	$25,206	0.03%
	Total Currency Forwards	$(71,287)	-0.08%	$25,206	0.03%
	Total Open Trade Equity (Deficit)	$1,501,565	1.79%	$686,364	5.15%
OPTIONS PURCHASED*
	Various stock index futures contracts (U.S.)	$254,365	0.30%	$—	—
	Total Options Purchased	$254,365	0.30%	$—	0.00%
OPTIONS WRITTEN*
	Various stock index futures contracts (U.S.)	$(97,325)	-0.12%	$—	—
	Total Options Written	$(97,325)	-0.12%	$—	0.00%
SWAPS (1)
	Frontier XXXIV Balanced select swap (U.S.)	$16,586,708	19.77%	$—	—
	Total Swaps	$16,586,708	19.77%	$—	0.00%

PRIVATE INVESTMENT COMPANIES
	Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	$5,051,298	6.02%	$—	—
	Galaxy Plus Fund - LRR Feeder Fund (522) LLC	2,406,289	2.87%	—	—
	Galaxy Plus Fund - Quest Feeder Fund (517)	917,610	1.09%	—	—
	Total Private Investment Companies	$8,375,197	9.98%	$—	0.00%

INVESTMENT IN UNCONSOLIDATED COMPANIES (1)
	Equinox Frontier Trading Company II, LLC	$3,742,037	4.24%	$—	—
	Equinox Frontier Trading Company XXXIX, LLC	—	—	4,121,050	31.94%
	Total Investment in Unconsolidated Trading Companies	$3,742,037	4.24%	$4,121,050	31.94%

U.S. TREASURY SECURITIES (2)
FACE VALUE		Fair Value		Fair Value
$ 15,900,000	US Treasury Note 6.000% due 02/15/2026 (Cost $36,863,436)	$5,797,544	6.91%	$1,202,306	9.32%
$ 16,400,000	US Treasury Note 6.875% due 08/15/2025 (Cost $28,012,500)	6,236,759	7.43%	1,293,391	10.02%

		$12,034,303	14.34%	$2,495,697	19.34%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value
	US Treasury Note 6.000% due 02/15/2026 (2)	$4,181,118		$867,088
	US Treasury Note 6.875% due 08/15/2025 (2)	4,312,600		894,355

		$8,493,717		$1,761,444

Additional Disclosure on U.S. Treasury Securities		Cost		Cost
	US Treasury Note 6.000% due 02/15/2026 (2)	$5,882,982		$1,220,024
	US Treasury Note 6.875% due 08/15/2025 (2)	6,040,335		1,252,656

		$11,923,317		$2,472,681

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds
Condensed Schedule of Investments (Unaudited)
September 30, 2016

		Equinox Frontier		Equinox Frontier
		Winton Fund		Heritage Fund
		Fair	% of Total Capital	Fair	% of Total Capital
Description		Value	(Net Asset Value)	Value	(Net Asset Value)
LONG FUTURES CONTRACTS*
	Various base metals futures contracts (U.S.)	$57,433	0.13%	$—	—
	Various currency futures contracts (Far East)	80,588	0.18%	—	—
	Various currency futures contracts (Oceanic)	30,038	0.07%	—	—
	Various energy futures contracts (U.S.)	4,930	0.01%	—	—
	Various interest rates futures contracts (Canada)	1,864	0.00%	—	—
	Various interest rates futures contracts (Europe)	139,862	0.32%	—	—
	Various interest rates futures contracts (Far East)	27,750	0.06%	—	—
	Various interest rates futures contracts (Oceanic)	45,008	0.10%	—	—
	Various interest rates futures contracts (U.S.)	(310,891)	-0.71%	—	—
	Various precious metal futures contracts (U.S.)	(202,984)	-0.46%	—	—
	Various soft futures contract (Europe)	(883)	0.00%	—	—
	Various soft futures contract (U.S.)	57,744	0.13%	—	—
	Various soft futures contracts (U.S.)	(54,662)	-0.12%	—	—
	Various stock index futures contracts (Canada)	15,094	0.03%	—	—
	Various stock index futures contracts (Europe)	115,194	0.26%	—	—
	Various stock index futures contracts (Far East)	(67,086)	-0.15%	—	—
	Various stock index futures contracts (Oceanic)	54,358	0.12%	—	—
	Various stock index futures contracts (U.S.)	374,779	0.85%	—	—
	Total Long Futures Contracts	$368,135	0.84%	$—	—
SHORT FUTURES CONTRACTS*
	Various base metals futures contracts (U.S.)	$(186,993)	-0.43%	$—	—
	Various currency futures contracts (Canada)	(10,968)	-0.02%	—	—
	Various currency futures contracts (Europe)	232,597	0.53%	—	—
	Various currency futures contracts (U.S.)	3,407	0.01%	—	—
	Various energy futures contracts (Europe)	(2,338)	-0.01%	—	—
	Various energy futures contracts (U.S.)	(484,583)	-1.10%	—	—
	Various interest rates futures contracts (Canada)	(637)	0.00%	—	—
	Various interest rates futures contracts (Europe)	(671)	0.00%	—	—
	Various interest rates futures contracts (Far East)	(10,174)	-0.02%	—	—
	Various interest rates futures contracts (Oceanic)	(15,808)	-0.04%	—	—
	Various interest rates futures contracts (U.S.)	(50,494)	-0.11%	—	—
	Various precious metal futures contracts (U.S.)	497	0.00%	—	—
	Various soft futures contract (Europe)	805	0.00%	—	—
	Various soft futures contract (U.S.)	41,069	0.09%	—	—
	Various soft futures contracts (Canada)	(689)	0.00%	—	—
	Various soft futures contracts (Europe)	478	0.00%	—	—
	Various soft futures contracts (U.S.)	123,905	0.28%	—	—
	Various stock index futures contracts (Africa)	(733)	0.00%	—	—
	Various stock index futures contracts (Europe)	(489)	0.00%	—	—
	Total Short Futures Contracts	$(361,820)	-0.82%	$—	—
CURRENCY FORWARDS*
	Various currency forwards contracts (NA)	$208,194	0.47%	$—	—
	Total Currency Forwards	$208,194	0.47%	$—	—
	Total Open Trade Equity (Deficit)	$214,509	0.49%	$—	—
SWAPS (1)
	Frontier Brevan Howard swap (U.S.)	$—	0.00%	$8,499,865	56.13%
	Total Swaps	$—	0.00%	$8,499,865	56.13%

INVESTMENT IN UNCONSOLIDATED COMPANIES (1)
	Equinox Frontier Trading Company II, LLC	$—	0.00%	$1,955,258	12.91%
	Total Investment in Unconsolidated Trading Companies	$—	0.00%	$1,955,258	12.91%

U.S. TREASURY SECURITIES (2)
FACE VALUE		Fair Value		Fair Value
$ 15,900,000	US Treasury Note 6.000% due 02/15/2026 (Cost $36,863,436)	$8,872,764	20.17%	$1,680,908	11.10%
$ 16,400,000	US Treasury Note 6.875% due 08/15/2025 (Cost $28,012,500)	9,544,952	21.70%	1,808,252	11.94%

		$18,417,716	41.87%	$3,489,160	23.04%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value
	US Treasury Note 6.000% due 02/15/2026 (2)	$6,398,928		$1,212,250
	US Treasury Note 6.875% due 08/15/2025 (2)	6,600,152		1,250,371

		$12,999,081		$2,462,622

Additional Disclosure on U.S. Treasury Securities		Cost		Cost
	US Treasury Note 6.000% due 02/15/2026 (2)	$9,003,520		$1,705,680
	US Treasury Note 6.875% due 08/15/2025 (2)	9,244,339		1,751,302

		$18,247,859		$3,456,981

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds
Condensed Schedule of Investments
December 31, 2015

		Equinox Frontier		Equinox Frontier		Equinox Frontier
		Diversified Fund		Masters Fund		Long/Short Commodity Fund
		Fair	% of Total Capital	Fair	% of Total Capital	Fair	% of Total Capital
Description		Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)
SWAPS (1)
	Frontier XXXIV Balanced select swap (U.S.)	$—	0.00%	$—	0.00%	$—	0.00%
	Frontier Brevan Howard swap (U.S.)	—	0.00%	—	0.00%	—	0.00%
	Frontier XXXV Diversified select swap (U.S.)	8,685,849	15.59%	—	0.00%	—	0.00%
	Frontier XXXVII L/S select swap (U.S.)	—	0.00%	—	0.00%	4,332,428	33.09%
	Total Swaps	$8,685,849	15.59%	$—	0.00%	$4,332,428	33.09%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (1)
	Equinox Frontier Trading Company I, LLC	$10,703,801	19.21%	$1,061,508	4.65%	$525,389	4.01%
	Equinox Frontier Trading Company II, LLC	1,755,041	3.15%	1,080,538	4.73%	—	0.00%
	Equinox Frontier Trading Company VII, LLC	1,883,299	3.38%	940,686	4.12%	2,544,993	19.44%
	Equinox Frontier Trading Company XV, LLC	—	0.00%	5,975,465	26.18%	—	0.00%
	Equinox Frontier Trading Company XXIII, LLC	1,151,741	2.07%	—	0.00%	—	0.00%
	Equinox Frontier Trading Company XXXVIII, LLC	600,326	1.08%	351,733	1.54%	344,281	2.63%
	Total Investment in Unconsolidated Trading Companies	$16,094,208	28.89%	$9,409,930	41.22%	$3,414,663	26.08%

U.S. TREASURY SECURITIES (2)
FACE VALUE		Fair Value		Fair Value		Fair Value
$67,000,000	US Treasury Note 6.000% due 02/15/2026 (Cost $99,934,764)	$21,022,579	37.73%	$9,102,988	39.88%	$3,649,979	27.88%
$20,000,000	US Treasury Note 6.875% due 08/15/2025 (Cost $28,012,500)	6,582,337	11.81%	2,850,218	12.49%	1,142,838	8.73%
		$27,604,916	49.54%	$11,953,206	52.37%	$4,792,817	36.61%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value		Face Value
	US Treasury Note 6.000% due 02/15/2026 (2)	$15,743,566		$6,817,122		$2,733,427
	US Treasury Note 6.875% due 08/15/2025 (2)	4,699,572		2,034,962		815,948
		$20,443,138		$8,852,084		$3,549,375

Additional Disclosure on U.S. Treasury Securities		Cost		Cost		Cost
	US Treasury Note 6.000% due 02/15/2026 (2)	$20,999,686		$9,093,075		$3,646,004
	US Treasury Note 6.875% due 08/15/2025 (2)	6,582,337		2,850,218		1,142,838
		$27,582,023		$11,943,293		$4,788,842

(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds
Condensed Schedule of Investments
December 31, 2015

		Equinox Frontier		Equinox Frontier
		Balanced Fund		Select Fund
		Fair	% of Total Capital	Fair	% of Total Capital
Description		Value	(Net Asset Value)	Value	(Net Asset Value)
LONG FUTURES CONTRACTS*
	Various base metals futures contracts (Europe)	$46,701	0.05%	$(50,387)	-0.25%
	Various base metals futures contracts (U.S.)	650	0.00%	—	0.00%
	Various currency futures contracts (Singapore)	—	0.00%	6,824	0.03%
	Various currency futures contracts (U.S.)	(30,157)	-0.03%	(11,664)	-0.06%
	Various energy futures contracts (Europe)	—	0.00%	13,493	0.07%
	Various energy futures contracts (Far East)	605	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	(237,837)	-0.27%	—	0.00%
	Various interest rates futures contracts (Canada)	58,668	0.07%	8,285	0.04%
	Various interest rates futures contracts (Europe)	(132,159)	-0.15%	(380,769)	-1.91%
	Various interest rates futures contracts (Far East)	93,495	0.11%	22,925	0.11%
	Various interest rates futures contracts (Oceanic)	14,834	0.02%	(1,711)	-0.01%
	Various interest rates futures contracts (U.S.)	(163,570)	-0.18%	(35,830)	-0.18%
	Various precious metal futures contracts (U.S.)	(6,180)	-0.01%	—	0.00%
	Various soft futures contracts (Canada)	—	0.00%	68	0.00%
	Various soft futures contracts (Europe)	394	0.00%	238	0.00%
	Various soft futures contracts (Oceanic)	—	0.00%	5,505	0.03%
	Various soft futures contracts (U.S.)	(87,878)	-0.10%	17,813	0.09%
	Various stock index futures contracts (Canada)	(2,002)	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	38,507	0.04%	14,580	0.07%
	Various stock index futures contracts (Far East)	(14,865)	-0.02%	(33,510)	-0.17%
	Various stock index futures contracts (Oceanic)	13,845	0.02%	(1,931)	-0.01%
	Various stock index futures contracts (U.S.)	25,421	0.03%	(4,360)	-0.02%
	Total Long Futures Contracts	$(381,528)	-0.42%	$(430,431)	-2.16%
SHORT FUTURES CONTRACTS*
	Various base metals futures contracts (Europe)	$(5,389)	-0.01%	$109,629	0.55%
	Various base metals futures contracts (U.S.)	(11,475)	-0.01%	(4,250)	-0.02%
	Various currency futures contracts (U.S.)	188,615	0.21%	32,835	0.17%
	Various energy futures contracts (Europe)	—	0.00%	29,608	0.15%
	Various energy futures contracts (Far East)	1,020	0.00%	410	0.00%
	Various energy futures contracts (U.S.)	97,810	0.11%	586,716	2.95%
	Various interest rates futures contracts (Canada)	—	0.00%	(63)	0.00%
	Various interest rates futures contracts (Europe)	2,481	0.00%	3,113	0.02%
	Various interest rates futures contracts (Oceanic)	(3,367)	0.00%	(12,330)	-0.06%
	Various interest rates futures contracts (U.S.)	28,086	0.03%	50,113	0.25%
	Various precious metal futures contracts (Far East)	466	0.00%	4,026	0.02%
	Various precious metal futures contracts (U.S.)	3,105	0.00%	93,125	0.47%
	Various precious metal futures contracts (Far East)	—	0.00%	(2,639)	-0.01%
	Various soft futures contract (Europe)	(1,700)	0.00%	2,000	0.01%
	Various soft futures contracts (Canada)	(1,305)	0.00%	—	0.00%
	Various soft futures contracts (Europe)	1,832	0.00%	6,824	0.03%
	Various soft futures contracts (Far East)	2,791	0.00%	—	0.00%
	Various soft futures contracts (Singapore)	—	0.00%	930	0.00%
	Various soft futures contracts (U.S.)	48,192	0.05%	34,651	0.17%
	Various stock index futures contracts (Africa)	(751)	0.00%	(1,849)	-0.01%
	Various stock index futures contracts (Europe)	(5,629)	-0.01%	8,952	0.05%
	Various stock index futures contracts (Far East)	3,179	0.00%	5,289	0.03%
	Various stock index futures contracts (Mexico)	717	0.00%	74	0.00%
	Various stock index futures contracts (U.S.)	17,499	0.02%	(17,786)	-0.09%
	Various stock index futures contracts (Warsaw)	—	0.00%	(3,926)	-0.02%

	Total Short Futures Contracts	$366,177	0.41%	$925,452	4.65%
CURRENCY FORWARDS*
	Various currency forwards contracts (NA)	$26,881	0.03%	$(32,682)	-0.16%
	Total Currency Forwards	$26,881	0.03%	$(32,682)	-0.16%
	Total Open Trade Equity (Deficit)	$11,530	0.00%	$462,339	2.32%
SWAPS (1)
	Frontier XXXIV Balanced select swap (U.S.)	$19,157,520	21.26%	$—	0.00%
	Total Swaps	$19,157,520	21.26%	$—	0.00%

U.S. TREASURY SECURITIES (2)
FACE VALUE		Fair Value		Fair Value
$67,000,000	US Treasury Note 6.000% due 02/15/2026 (Cost $99,934,764)	$31,336,857	34.77%	$1,410,721	7.08%
$20,000,000	US Treasury Note 6.875% due 08/15/2025 (Cost $28,012,500)	9,811,819	10.89%	441,708	2.22%
		$41,148,676	45.66%	$1,852,429	9.30%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value
	US Treasury Note 6.000% due 02/15/2026 (2)	$23,467,807		$1,056,473
	US Treasury Note 6.875% due 08/15/2025 (2)	7,005,315		315,365
		$30,473,122		$1,371,838

Additional Disclosure on U.S. Treasury Securities		Cost		Cost
	US Treasury Note 6.000% due 02/15/2026 (2)	$31,302,731		$1,409,185
	US Treasury Note 6.875% due 08/15/2025 (2)	9,811,820		441,708
		$41,114,551		$1,850,893

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds
Condensed Schedule of Investments
December 31, 2015

		Equinox Frontier		Equinox Frontier
		Winton Fund		Heritage Fund
		Fair	% of Total Capital	Fair	% of Total Capital
Description		Value	(Net Asset Value)	Value	(Net Asset Value)
LONG FUTURES CONTRACTS*
	Various base metals futures contracts (Europe)	$(1,294)	0.00%	$—	0.00%
	Various base metals futures contracts (U.S.)	—	0.00%	—	0.00%
	Various currency futures contracts (Singapore)	—	0.00%	—	0.00%
	Various currency futures contracts (U.S.)	(26,609)	-0.06%	—	0.00%
	Various energy futures contracts (Europe)	—	0.00%	—	0.00%
	Various energy futures contracts (Far East)	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	—	0.00%	—	0.00%
	Various interest rates futures contracts (Canada)	10,868	0.03%	—	0.00%
	Various interest rates futures contracts (Europe)	(126,797)	-0.31%	—	0.00%
	Various interest rates futures contracts (Far East)	68,874	0.17%	—	0.00%
	Various interest rates futures contracts (Oceanic)	(3,134)	-0.01%	—	0.00%
	Various interest rates futures contracts (U.S.)	(317,169)	-0.77%	—	0.00%
	Various precious metal futures contracts (U.S.)	—	0.00%	—	0.00%
	Various soft futures contracts (Canada)	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)	—	0.00%	—	0.00%
	Various soft futures contracts (Oceanic)	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	4,274	0.01%	—	0.00%
	Various stock index futures contracts (Canada)	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	36,783	0.09%	—	0.00%
	Various stock index futures contracts (Far East)	(83,141)	-0.20%	—	0.00%
	Various stock index futures contracts (Oceanic)	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	148,532	0.36%	—	0.00%
	Total Long Futures Contracts	$(288,813)	-0.70%	$—	0.00%
SHORT FUTURES CONTRACTS*
	Various base metals futures contracts (Europe)	$134,930	0.33%	$—	0.00%
	Various base metals futures contracts (U.S.)	(11,450)	-0.03%	—	0.00%
	Various currency futures contracts (U.S.)	466,490	1.13%	—	0.00%
	Various energy futures contracts (Europe)	—	0.00%	—	0.00%
	Various energy futures contracts (Far East)	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	142,483	0.35%	—	0.00%
	Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%
	Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%
	Various interest rates futures contracts (Oceanic)	(3,043)	-0.01%	—	0.00%
	Various interest rates futures contracts (U.S.)	(266)	0.00%	—	0.00%
	Various precious metal futures contracts (Far East)	—	0.00%	—	0.00%
	Various precious metal futures contracts (U.S.)	244,230	0.59%	—	0.00%
	Various precious metal futures contracts (Far East)	—	0.00%	—	0.00%
	Various soft futures contract (Europe)	(1,140)	0.00%	—	0.00%
	Various soft futures contracts (Canada)	(16)	0.00%	—	0.00%
	Various soft futures contracts (Europe)	3,608	0.01%	—	0.00%
	Various soft futures contracts (Far East)	—	0.00%	—	0.00%
	Various soft futures contracts (Singapore)	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	137,220	0.33%	—	0.00%
	Various stock index futures contracts (Africa)	(7,124)	-0.02%	—	0.00%
	Various stock index futures contracts (Canada)	(2,344)	-0.01%	—	0.00%
	Various stock index futures contracts (Europe)	(1,191)	0.00%	—	0.00%
	Various stock index futures contracts (Far East)	22,625	0.05%	—	0.00%
	Various stock index futures contracts (Mexico)	—	0.00%	—	0.00%
	Various stock index futures contracts (Oceanic)	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	(68,081)	-0.16%	—	0.00%
	Various stock index futures contracts (Warsaw)	—	0.00%	—	0.00%

	Total Short Futures Contracts	$1,056,931	2.56%	$—	0.00%
CURRENCY FORWARDS*
	Various currency forwards contracts (NA)	$(168,539)	-0.41%	$—	0.00%
	Total Currency Forwards	$(168,539)	-0.41%	$—	0.00%
	Total Open Trade Equity (Deficit)	$599,579	1.45%	$—	0.00%
OPTIONS PURCHASED*
	Various energy futures contracts (U.S.)	$—	0.00%	$—	0.00%
	Various soft futures contracts (U.S.)	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%
	Total Options Purchased	$—	0.00%	$—	0.00%
OPTIONS WRITTEN*
	Various energy futures contracts (U.S.)	$—	0.00%	$—	0.00%
	Various soft futures contracts (U.S.)	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%
	Total Options Written	$—	0.00%	$—	0.00%
SWAPS (1)
	Frontier Brevan Howard swap (U.S.)	$—	0.00%	$7,960,268	51.44%
	Total Swaps	$—	0.00%	$7,960,268	51.44%
INVESTMENT IN UNCONSOLIDATED COMPANIES (1)
	Equinox Frontier Trading Company II, LLC	$—	0.00%	$1,248,467	8.07%
	Equinox Frontier Trading Company XXXVIII, LLC	297,554	0.72%	157,119	1.02%
	Total Investment in Unconsolidated Trading Companies	$297,554	0.72%	$1,405,586	9.09%

U.S. TREASURY SECURITIES (2)
FACE VALUE		Fair Value		Fair Value
$67,000,000	US Treasury Note 6.000% due 02/15/2026 (Cost $99,934,764)	$18,747,748	45.38%	$4,195,068	27.11%
$20,000,000	US Treasury Note 6.875% due 08/15/2025 (Cost $28,012,500)	5,870,069	14.21%	1,313,509	8.49%
		$24,617,817	59.59%	$5,508,577	35.60%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value
	US Treasury Note 6.000% due 02/15/2026 (2)	$14,039,970		$3,141,637
	US Treasury Note 6.875% due 08/15/2025 (2)	4,191,036		937,802
		$18,231,006		$4,079,439

Additional Disclosure on U.S. Treasury Securities		Cost		Cost
	US Treasury Note 6.000% due 02/15/2026 (2)	$18,727,332		$4,190,501
	US Treasury Note 6.875% due 08/15/2025 (2)	5,870,069		1,313,509
		$24,597,401		$5,504,010

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds
Statements of Operations
For the Three Months Ended September 30, 2016 and 2015
(Unaudited)

					Equinox Frontier Long/Short
	Equinox Frontier Diversified Fund		Equinox Frontier Masters Fund		Commodity Fund
	9/30/2016	9/30/2015	9/30/2016	9/30/2015	9/30/2016	9/30/2015

Investment income:
Interest - net	$31,817	$142,006	$23,296	$62,881	$—	$29,827

Total Income	31,817	142,006	23,296	62,881	—	29,827

Expenses:
Incentive Fees	1,082	225,279	—	—	—	14,316
Management Fees	172,538	247,879	—	173,088	6,851	135,721
Service Fees - Class 1	54,344	97,034	33,907	52,129	14,402	25,703
Trading Fees	363,176	338,055	114,515	141,248	37,307	58,174
Other Fees	7,282	—	—	—	6,787	—

Total Expenses	598,421	908,247	148,422	366,465	65,347	233,914

Investment (loss) - net	(566,604)	(766,241)	(125,126)	(303,584)	(65,347)	(204,087)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(423,595)	(281,983)	—	—	—	—
Net unrealized gain/(loss) on private investment companies	804,777	—	295,116	—	(432,935)	—
Net change in open trade equity/(deficit)	(1,251,809)	3,662,607	—	—	—	—
Net unrealized gain/(loss) on swap contracts	302,129	531,624	—	—	113,899	(54,840)
Net realized gain/(loss) on U.S. Treasury securities	432,470	—	207,576	—	(139,693)	—
Net unrealized gain/(loss) on U.S. Treasury securities	(612,891)	782,556	(306,776)	319,185	288,423	139,071
Trading commissions	(19)	(77,125)	(11)	—	—	—
Change in fair value of investments in unconsolidated trading companies	(51,825)	(1,480,364)	(129,127)	730,420	(93,510)	(1,131,595)

Net gain/(loss) on investments	(800,763)	3,137,315	66,778	1,049,605	(263,816)	(1,047,364)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(1,367,367)	2,371,074	(58,348)	746,021	(329,163)	(1,251,451)

Less: Operations attributable to non-controlling interests	(504,446)	1,485,532	—	—	—	—

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(862,922)	$885,542	$(58,348)	$746,021	$(329,162)	$(1,251,451)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(2.27)	$1.45	$(0.81)	$3.30	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	$(3.21)	$(8.87)
Class 2	$(1.98)	$2.19	$(0.31)	$4.22	$(4.99)	$(11.63)
Class 2a	N/A	N/A	N/A	N/A	$(3.49)	$(9.30)
Class 3	$(1.75)	$2.09	$(0.20)	$3.99	$(3.68)	$(11.63)
Class 3a	N/A	N/A	N/A	N/A	$(2.15)	$(9.34)

The accompanying notes are an integral part of these financial statements.

The Series of the Equinox Frontier Funds
Statements of Operations
For the Three Months Ended September 30, 2016 and 2015
(Unaudited)

	Equinox Frontier Balanced Fund		Equinox Frontier Select Fund
	9/30/2016	9/30/2015	9/30/2016	9/30/2015

Investment income:
Interest - net	$2,752	$7,127	$—	$—

Total Income/(loss)	2,752	7,127	—	—

Expenses:
Incentive Fees	717,152	104,130	4,472	—
Management Fees	273,609	254,315	96,115	76,094
Service Fees - Class 1	493,659	510,140	85,059	95,067
Trading Fees	371,721	179,140	46,641	26,464
Other Fees	3,268	—	—	—

Total Expenses	1,859,410	1,047,725	232,287	197,625

Investment (loss) - net	(1,856,658)	(1,040,598)	(232,287)	(197,625)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	1,012,755	(3,537,771)	1,484,728	345,106
Net unrealized gain/(loss) on private investment companies	445,025	—	—	—
Net change in open trade equity/(deficit)	1,132,903	1,975,443	(1,318,406)	1,307,759
Net realized gain/(loss) on swap contracts	—	—	—	—
Net unrealized gain/(loss) on swap contracts	573,120	(482,140)	—	—
Net realized gain/(loss) on U.S. Treasury securities	625,489	—	119,041	—
Net unrealized gain/(loss) on U.S. Treasury securities	(1,045,152)	1,204,756	(195,939)	58,154
Trading commissions	(20,037)	(111,459)	(12,109)	(32,220)
Change in fair value of investments in unconsolidated trading companies	(381,152)	935,070	(67,155)	129,507

Net gain/(loss) on investments	2,342,951	(16,101)	10,160	1,808,306

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	486,293	(1,056,699)	(222,127)	1,610,681

Less: Operations attributable to non-controlling interests	242,432	105,139	12,448	714,830

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$243,862	$(1,161,838)	$(234,575)	$895,851

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$0.02	$(1.92)	$(1.86)	$5.85
Class 1AP	$1.08	$(0.96)	$(1.18)	$6.74
Class 2	$1.46	$(1.29)	$(1.57)	$8.94
Class 2a	$1.41	$(0.74)	N/A	N/A
Class 3a	$1.40	$(0.74)	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of the Equinox Frontier Funds
Statements of Operations
For the Three Months Ended September 30, 2016 and 2015
(Unaudited)

	Equinox Frontier Winton Fund		Equinox Frontier Heritage Fund
	9/30/2016	9/30/2015	9/30/2016	9/30/2015

Investment income:
Interest - net	$—	$1	$—	$1

Total Income	—	1	—	1

Expenses:
Management Fees	361,683	289,752	23,697	67,180
Service Fees - Class 1	180,394	184,196	61,333	69,701
Trading Fees	78,021	69,319	20,665	23,325

Total Expenses	620,098	543,267	105,695	160,206

Investment (loss) - net	(620,098)	(543,266)	(105,695)	(160,205)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	3,557,298	557,530	—	—
Net change in open trade equity/(deficit)	(4,733,320)	(73,306)	—	—
Net unrealized gain/(loss) on swap contracts	—	—	(132,438)	423,590
Net realized gain/(loss) on U.S. Treasury securities	779,554	—	134,865	—
Net unrealized gain/(loss) on U.S. Treasury securities	(1,183,108)	672,319	(229,909)	148,545
Trading commissions	(4,870)	(22,381)	(7)	—
Change in fair value of investments in unconsolidated trading companies	(199,121)	512,666	(158,995)	105,347

Net gain/(loss) on investments	(1,783,567)	1,646,828	(386,484)	677,482

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(2,403,665)	1,103,562	(492,179)	517,277

Less: Operations attributable to non-controlling interests	(760,235)	218,499	(62,514)	197,559

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(1,643,430)	$885,063	$(429,665)	$319,718

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(8.31)	$3.50	$(5.13)	$3.05
Class 1AP	$(7.46)	$4.93	$(4.41)	$4.14
Class 2	$(9.47)	$6.25	$(5.89)	$5.54

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds
Statements of Operations
For the Nine Months Ended September 30, 2016 and 2015
(Unaudited)

					Equinox Frontier Long/Short
	Equinox Frontier Diversified Fund		Equinox Frontier Masters Fund		Commodity Fund
	9/30/2016	9/30/2015	9/30/2016	9/30/2015	9/30/2016	9/30/2015

Investment income:
Interest - net	$312,594	$466,407	$116,817	$202,700	$37,213	$120,018

Total Income	312,594	466,407	116,817	202,700	37,213	120,018

Expenses:
Incentive Fees	1,145,241	1,863,521	242,029	576,374	134,601	293,682
Management Fees	612,830	737,187	282,097	534,244	266,967	389,994
Service Fees - Class 1	192,417	327,202	117,919	178,120	53,791	87,232
Trading Fees	1,076,238	1,059,953	374,686	442,582	144,846	192,252
Other Fees	9,275	—	—	—	13,120	—

Total Expenses	3,036,001	3,987,863	1,016,731	1,731,320	613,325	963,160

Investment (loss) - net	(2,723,407)	(3,521,456)	(899,914)	(1,528,620)	(576,112)	(843,142)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(294,279)	8,599,684	—	—	(518,538)	—
Net unrealized gain/(loss) on private investment companies	(296,589)	—	41,047	—	(570,047)	—
Net change in open trade equity/(deficit)	(328,660)	450,401	—	—	847,287	—
Net unrealized gain/(loss) on swap contracts	(1,450,864)	1,576,384	—	—	(74,005)	(383,691)
Net realized gain/(loss) on U.S. Treasury securities	1,851,345	133,349	476,517	56,105	(23,463)	33,884
Net unrealized gain/(loss) on U.S. Treasury securities	(625,858)	198,660	48,672	90,763	413,876	(78,045)
Trading commissions	(63)	(443,692)	(21)	—	(1,091)	—
Change in fair value of investments in unconsolidated trading companies	3,336,074	580,502	1,762,116	912,293	168,413	290,626

Net gain/(loss) on investments	2,191,106	11,095,288	2,328,331	1,059,161	242,432	(137,226)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(532,301)	7,573,832	1,428,417	(469,459)	(333,680)	(980,368)

Less: Operations attributable to non-controlling interests	(1,225,801)	4,476,587	—	—	141,518	—

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$693,500	$3,097,245	$1,428,417	$(469,459)	$(475,198)	$(980,368)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$0.27	$3.91	$6.17	$(3.30)	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	$(5.02)	$(2.82)
Class 2	$2.03	$6.01	$8.70	$(1.99)	$(6.54)	$(1.77)
Class 2a	N/A	N/A	N/A	N/A	$(4.42)	$(1.68)
Class 3	$2.11	$5.76	$8.32	$(1.62)	$(5.37)	$(1.77)
Class 3a	N/A	N/A	N/A	N/A	$(3.39)	$(1.47)

The accompanying notes are an integral part of these financial statements.

The Series of the Equinox Frontier Funds
Statements of Operations
For the Nine Months Ended September 30, 2016 and 2015
(Unaudited)

	Equinox Frontier Balanced Fund		Equinox Frontier Select Fund
	9/30/2016	9/30/2015	9/30/2016	9/30/2015

Investment income:
Interest - net	$15,992	$22,320	$—	$—

Total Income/(loss)	15,992	22,320	—	—

Expenses:
Incentive Fees	2,063,001	1,600,604	44,339	158,971
Management Fees	693,891	781,287	234,838	234,372
Service Fees - Class 1	1,434,054	1,629,022	264,208	303,935
Trading Fees	729,679	568,628	96,943	84,811
Other Fees	6,834	—	—	—

Total Expenses	4,927,459	4,579,541	640,328	782,089

Investment (loss) - net	(4,911,467)	(4,557,221)	(640,328)	(782,089)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	4,223,196	55,049	2,104,061	466,761
Net unrealized gain/(loss) on private investment companies	(91,519)	—	—	—
Net change in open trade equity/(deficit)	1,313,083	(438,313)	275,957	(298,983)
Net unrealized gain/(loss) on swap contracts	(2,570,811)	(237,460)	—	—
Net realized gain/(loss) on U.S. Treasury securities	2,885,429	215,325	70,924	12,618
Net unrealized gain/(loss) on U.S. Treasury securities	(1,086,605)	(184,293)	(7,665)	90,894
Trading commissions	(149,493)	(377,897)	(75,329)	(98,116)
Change in fair value of investments in unconsolidated trading companies	3,613,499	5,603,283	184,396	305,243

Net gain/(loss) on investments	8,136,779	4,635,694	2,552,344	478,417

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	3,225,312	78,473	1,912,016	(303,672)

Less: Operations attributable to non-controlling interests	816,375	461,285	1,005,265	30,593

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$2,408,937	$(382,812)	$906,751	$(334,265)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$2.49	$(1.64)	$5.91	$(2.45)
Class 1AP	$5.72	$1.33	$8.47	$(0.34)
Class 2	$7.69	$1.79	$11.24	$(0.45)
Class 2a	$7.47	$2.60	N/A	N/A
Class 3a	$7.44	$2.59	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of the Equinox Frontier Funds
Statements of Operations
For the Nine Months Ended September 30, 2016 and 2015
(Unaudited)

	Equinox Frontier Winton Fund		Equinox Frontier Heritage Fund
	9/30/2016	9/30/2015	9/30/2016	9/30/2015

Investment income:
Interest - net	$176	$28	$—	$1

Total Income	176	28	—	1

Expenses:
Incentive Fees	99,067	715,409	9,072	132,676
Management Fees	902,598	920,069	147,416	216,064
Service Fees - Class 1	530,072	587,658	192,759	221,692
Trading Fees	211,237	221,279	61,341	74,079

Total Expenses	1,742,974	2,444,415	410,588	644,511

Investment (loss) - net	(1,742,798)	(2,444,387)	(410,588)	(644,510)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	3,601,350	557,530	—	—
Net change in open trade equity/(deficit)	(124,271)	(73,306)	—	—
Net unrealized gain/(loss) on swap contracts	—	—	539,597	692,376
Net realized gain/(loss) on U.S. Treasury securities	1,975,992	111,546	389,452	25,632
Net unrealized gain/(loss) on U.S. Treasury securities	(837,849)	56,127	(151,373)	9,420
Trading commissions	(50,345)	(22,381)	(7,016)	—
Change in fair value of investments in unconsolidated trading companies	(1,285,060)	894,655	37,288	227,694

Net gain/(loss) on investments	3,279,817	1,524,171	807,948	955,122

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	1,537,019	(920,216)	397,360	310,612

Less: Operations attributable to non-controlling interests	1,438,421	218,499	269,675	325,075

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$98,598	$(1,138,715)	$127,685	$(14,463)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(0.95)	$(6.60)	$0.37	$(1.13)
Class 1AP	$2.91	$(2.79)	$3.37	$1.82
Class 2	$3.69	$(3.55)	$4.51	$2.43

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds
Statements of Changes in Owners’ Capital
For the Nine Months Ended September 30, 2016
(Unaudited)

	Equinox Frontier Diversified Fund							Equinox Frontier Masters Fund
	Class 1	Class 2	Class 2	Class 3	Class 3			Class 1	Class 2	Class 2	Class 3	Class 3
						Non-							Non-
	Limited	Managing	Limited	Managing	Limited	Controlling		Limited	Managing	Limited	Managing	Limited	Controlling
	Owners	Owner	Owners	Owner	Owners	Interests	Total	Owners	Owner	Owners	Owner	Owners	Interests	Total
Owners’ Capital, December 31, 2015	$11,814,234	$2,616,258	$32,016,842	$32,964	$9,234,668	$—	$55,714,966	$8,323,800	$712,391	$7,180,967	$32,332	$6,578,809	$—	$22,828,299

Sale of Units	555,704	—	5,830,462	—	—	—	6,386,166	121,322	—	157,500	—	—	—	278,822
Redemption of Units	(591,836)	—	(4,950,672)	—	(1,623,278)	—	(7,165,786)	(1,205,302)	—	(2,271,941)	—	(1,668,117)	—	(5,145,360)
Transfer of Units In(Out)	(5,531,885)	—	—	—	5,531,885	—	—	(1,835,158)	—	—	—	1,835,158	—	—
Change in control of ownership - Trading Companies	—	—	—	—	—	5,582,271	5,582,271	—	—	—	—	—	—	—
Change in control of ownership - Private investment companies	—	—	—	—	—	2,455,344	2,455,344	—	—	—	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	—	—	(1,225,801)	(1,225,801)	—	—	—	—	—	—	—
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	245,036	(1,964,807)	2,399,967	580	12,725	—	693,500	421,106	(358,643)	860,459	2,287	503,209	—	1,428,417

Owners’ Capital, September 30, 2016	$6,491,253	$651,451	$35,296,599	$33,544	$13,155,999	$6,811,814	$62,440,660	$5,825,767	$353,748	$5,926,985	$34,619	$7,249,059	$—	$19,390,178

Owners’ Capital - Units, December 31, 2015	102,269	20,188	247,052	275	77,041			73,747	5,627	56,720	275	55,955

Sale of Units (including transfers)	4,650	—	32,429	—	44,001			1,011	—	1,216	—	14,898
Redemption of Units (including transfers)	(50,860)	—	(26,565)	—	(13,185)			(25,819)	—	(17,143)	—	(13,269)

Owners’ Capital - Units, September 30, 2016	56,059	20,188	252,915	275	107,856			48,939	5,627	40,793	275	57,584

			(1)		(1)					(1)		(1)
Net asset value per unit at December 31, 2015	$115.52		$129.60		$119.87			$112.87		$126.60		$117.57

Change in net asset value per unit for the nine months ended September 30, 2016	0.27		2.03		2.11			6.17		8.70		8.32

Net asset value per unit at September 30, 2016	$115.79		$131.63		$121.98			$119.04		$135.30		$125.89

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds
Statements of Changes in Owners’ Capital
For the Nine Months Ended September 30, 2016
(Unaudited)

	Equinox Frontier Long/Short Commodity Fund
	Class 2		Class 3	Class 1a	Class 2a		Class 3a
	Managing	Limited	Limited	Limited	Managing	Limited	Managing	Limited	Non-Controlling
	Owner	Owners	Owners	Owners	Owner	Owners	Owner	Owners	Interests	Total

Owners’ Capital, December 31, 2015	$407,255	$586,345	$5,906,669	$4,053,754	$235,971	$1,051,694	$11,690	$839,473	$—	$13,092,851
										—
Sale of Units	—	—	—	—	—	—	—	—	—	—
Redemption of Units	—	(163,914)	(1,156,924)	(1,137,511)	—	(278,115)	—	(160,210)	—	(2,896,674)
Transfer of Units In(Out)	—	—	—	(220,002)	—	—	—	220,002	—	—
Change in control of ownership - Private investment companies	—	—	—	—	—	—	—	—	2,533,331	2,533,331
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	—	(2,674,849)	(2,674,849)
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	141,518	141,518
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(116,518)	73,554	(193,129)	(164,674)	(9,812)	(36,569)	(371)	(27,681)	—	(475,198)

Owners’ Capital, September 30, 2016	$290,737	$495,985	$4,556,616	$2,531,567	$226,159	$737,010	$11,319	$871,585	$—	$9,720,978

Owners’ Capital - Units, December 31, 2015	3,083	4,439	44,702	42,778	2,222	9,905	109	7,856

Sale of Units (including transfers)	—	—	—	—	—	—	—	2,081
Redemption of Units (including transfers)	—	(1,256)	(8,758)	(14,566)	—	(2,663)	—	(1,513)

Owners’ Capital - Units, September 30, 2016	3,083	3,183	35,944	28,212	2,222	7,242	109	8,424

		(1)				(1)		(1)

Net asset value per unit at December 31, 2015		$132.10	$132.14	$94.76		$106.19		$106.86

Change in net asset value per unit for the nine months ended September 30, 2016		(6.54)	(5.37)	(5.02)		(4.42)		(3.39)

Net asset value per unit at September 30, 2016		$125.56	$126.77	$89.74		$101.77		$103.47

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Changes in Owners’ Capital

For the Nine Months Ended September 30, 2016

(Unaudited)

	Equinox Frontier Balanced Fund
	Class 1	Class 1AP	Class 2		Class 2a		Class 3a
	Limited	Limited	Managing	Limited	Managing	Limited	Limited	Non-Controlling
	Owners	Owners	Owners	Owners	Owners	Owners	Owners	Interests	Total

Owners’ Capital, December 31, 2015	$62,563,337	$714,747	$1,429,544	$21,278,864	$191,645	$356,425	$2,435,421	$1,151,741	$90,121,724

Sale of Units	138,419	—	—	14,548	—	—	—	—	152,968
Redemption of Units	(5,813,874)	(95,000)	—	(1,643,136)	—	—	(72,279)	—	(7,624,288)
Transfer of Units In(Out)	—	—	—	—	—	—	—	—	—
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	6,907,649	6,907,649
Change in control of ownership - Private investment companies	—	—	—	—	—	—	—	14,681,969	14,681,969
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	816,375	816,375
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	1,278,924	31,007	(443,045)	1,398,950	9,236	17,177	116,690	—	2,408,937

Owners’ Capital, September 30, 2016	$58,166,806	$650,754	$986,499	$21,049,226	$200,881	$373,602	$2,479,832	$23,557,735	$107,465,335

Owners’ Capital - Units, December 31, 2015	488,680	5,351	7,956	118,419	1,237	2,302	15,776

Sale of Units (including transfers)	1,049	—	—	78	—	—	—
Redemption of Units (including transfers)	(44,062)	(680)	—	(8,853)	—	—	(451)

Owners’ Capital - Units, September 30, 2016	445,667	4,671	7,956	109,644	1,237	2,302	15,325

				(1)		(1)
Net asset value per unit at December 31, 2015	$128.03	$133.59		$179.69		$154.88	$154.37

Change in net asset value per unit for the nine months ended September 30, 2016	2.49	5.72		7.69		7.47	7.44

Net asset value per unit at September 30, 2016	$130.52	$139.31		$187.38		$162.35	$161.81

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Changes in Owners’ Capital

For the Nine Months Ended September 30, 2016

(Unaudited)

	Equinox Frontier Select Fund						Equinox Frontier Winton Fund						Equinox Frontier Heritage Fund
	Class 1	Class 1AP	Class 2				Class 1	Class 1AP	Class 2				Class 1	Class 1AP	Class 2
					Non-						Non-						Non-
	Limited	Limited	Managing	Limited	Controlling		Limited	Limited	Managing	Limited	Controlling		Limited	Limited	Managing	Limited	Controlling
	Owners	Owners	Owner	Owners	Interests	Total	Owners	Owners	Owner	Owners	Interests	Total	Owners	Owners	Owner	Owners	Interests	Total

Owners’ Capital, December 31, 2015	$11,710,517	$47,365	$8,814	$1,329,359	$6,816,535	$19,912,590	$23,022,800	$36,576	$44,962	$11,837,205	$6,367,651	$41,309,194	$8,628,726	$58,523	$74,329	$2,779,024	$3,933,920	$15,474,522

Sale of Units	12,362	—	—	—	—	12,362	122,728	—	—	—	—	122,728	29,866	—	—	—	—	29,866
Redemption of Units	(1,068,562)	(21,949)	—	(22,836)	—	(1,113,347)	(1,128,966)	—	—	(88,086)	—	(1,217,052)	(530,616)	(56,051)	—	(90,031)	—	(676,698)
Change in control of ownership - Trading Companies	—	—	—	—	(3,649,315)	(3,649,315)	—	—	—	—	2,240,074	2,240,074	—	—	—	—	(82,545)	(82,545)
Operations attributable to non-controlling interests	—	—	—	—	1,005,265	1,005,265	—	—	—	—	1,438,421	1,438,421	—	—	—	—	269,675	269,675
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	780,866	4,948	791	120,145	—	906,751	(108,173)	620	762	205,389	—	98,598	48,319	3,555	1,928	73,882	—	127,685

Owners’ Capital, September 30, 2016	$11,435,183	$30,364	$9,605	$1,426,668	$4,172,485	$17,074,305	$21,908,389	$37,196	$45,724	$11,954,508	$10,046,147	$43,991,964	$8,176,296	$6,027	$76,257	$2,762,875	$4,121,050	$15,142,505

Owners’ Capital - Units, December 31, 2015	129,612	503	70	10,626			140,239	214	207	54,215			69,436	452	428	16,013

Sale of Units (including transfers)	128	—	—	—			728	—	—	—			232	—	—	—
Redemption of Units (including transfers)	(10,946)	(207)	—	(162)			(6,740)	—	—	(171)			(4,071)	(407)	—	(495)

Owners’ Capital - Units, September 30, 2016	118,794	296	70	10,464			134,227	214	207	54,044			65,597	45	428	15,518

				(1)						(1)						(1)
Net asset value per unit at December 31, 2015	$90.35	$94.28		$125.11			$164.17	$171.31		$217.51			$124.27	$129.67		$173.54

Change in net asset value per unit for the nine months ended September 30, 2016	5.91	8.47		11.24			(0.95)	2.91		3.69			0.37	3.37		4.51

Net asset value per unit at September 30, 2016	$96.26	$102.75		$136.35			$163.22	$174.22		$221.20			$124.64	$133.04		$178.05

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds
Statements of Cash Flows
For the Nine Months Ended September 30, 2016
(Unaudited)

	Equinox Frontier Diversified Fund		Equinox Frontier Masters Fund		Equinox Frontier Long/Short Commodity Fund
	9/30/2016	9/30/2015	9/30/2016	9/30/2015	9/30/2016	9/30/2015

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(532,301)	$7,573,832	$1,428,417	$(469,459)	$(333,680)	$(980,369)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity/(deficit), at fair value	328,660	3,215,203	—	—	(847,287)	—
Net change in options purchased, at fair value	—	288,413	—	—	—	—
Net change in options written, at fair value	—	(253,018)	—	—	590	—
Net change in ownership allocation of U.S. Treasury securities	2,838,071	(1,032,399)	1,151,532	3,028,748	810,772	1,700,543
Net unrealized (gain)/loss on swap contracts	1,450,864	(1,576,384)			74,005	383,691
Net unrealized (gain)/loss on U.S. Treasury securities	625,858	(198,660)	(48,672)	(90,763)	(413,876)	78,046
Net realized (gain)/loss on U.S. Treasury securities	(1,851,345)	(133,349)	(476,517)	(56,105)	23,463	(33,886)
Net unrealized gain/(loss) on private investment companies	296,589	—	(41,047)	—	570,047	—
(Purchases) sales of:
Sales of U.S. Treasury securities	27,076,226	6,214,322	8,781,991	2,729,817	5,321,261	1,713,661
Purchase of U.S. Treasury securities	(6,518,818)	(4,787,243)	(2,380,650)	(2,291,604)	(948,803)	(1,395,765)
Purchase of Private Investment Companies	(28,542,958)	—	(6,447,231)	—	(6,033,974)	(1,000,000)
Increase and/or decrease in:
Receivable from futures commission merchants	(16,737,951)	22,731,129	—	—	—	—
Change in control of ownership - trading companies	5,582,271	(16,894,354)	—	—	(2,674,849)	—
Change in control of ownership - private investment companies	2,455,344	(7,550,285)	—	—	2,533,331	—
Investments in unconsolidated trading companies, at fair value	13,353,221	(11,235)	3,624,505	(996,031)	3,414,663	694,354
Prepaid service fees - Class 1	(11,231)	300,173	7,355	(3,490)	736	(272)
Interest receivable	442,074	—	177,136	175,554	83,190	90,880
Receivable from related parties	—	—	1,670	994	1,606	648
Other assets	(73,347)	249,997	(8,029)		(10,529)	(1)
Due to broker	—	(2,162,546)	—	—	2,254,497	(144,344)
Incentive fees payable to Managing Owner	(204,914)	(1,953)	51,180	(722,043)	58,922	3,751
Management fees payable to Managing Owner	(28,087)	(4,643)	(53,351)	(8,791)	(46,588)	(1,551)
Interest payable to Managing Owner	(9,466)	(19,017)	(3,057)	(1,432)	(1,368)	(6,498)
Trading fees payable to Managing Owner	(4,833)	(15,088)	(8,253)	(9,563)	(4,227)	(2,933)
Service fees payable to Managing Owner	(2,407)	879	(2,054)	(2,269)	(2,024)	—
Payables to related parties	(2,126)	—	—	—	8,846	—
Interest payable	—	—	—	—	9,957	—
Other liabilities	69,724	—	57,450	—	2,222	—

Net cash provided by (used in) operating activities	(882)	5,933,774	5,812,375	1,283,563	3,850,903	1,099,955

Cash Flows from Financing Activities:
Proceeds from sale of units	6,386,166	10,021,297	278,822	4,574,441	—	433,275
Payment for redemption of units	(7,165,786)	(16,660,845)	(5,145,360)	(6,589,140)	(2,896,674)	(2,845,022)
Payment made by the Managing Owner	—	144,349	—	—	—	907,162
Pending owner additions	(1,524)	(84)	41,523	(829)	—	—
Owner redemptions payable	71,294	(57,953)	—	27,485	(796)	4,104

Net cash provided by (used in) financing activities	(709,850)	(6,553,236)	(4,825,015)	(1,988,043)	(2,897,470)	(1,500,481)

Net increase (decrease) in cash and cash equivalents	(710,732)	(619,462)	987,359	(704,480)	953,433	(400,526)

Cash and cash equivalents, beginning of period	3,283,973	4,210,638	1,421,994	2,199,066	570,169	1,110,779
Cash and cash equivalents, end of period	$2,573,241	$3,591,176	$2,409,353	$1,494,586	$1,523,602	$710,253

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds
Statements of Cash Flows
For the Nine Months Ended September 30, 2016
(Unaudited)

	Equinox Frontier Balanced Fund		Equinox Frontier Select Fund
	9/30/2016	9/30/2015	9/30/2016	9/30/2015

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$3,225,312	$78,478	$1,912,016	$(303,672)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	(1,313,083)	2,101,069	(275,957)	(1,363,715)
Net change in options purchased, at fair value	—	—	—	4,477,249
Net change in options written, at fair value	—	—	—	—
Net change in ownership allocation of U.S. Treasury securities	13,089,485	(9,031,761)	206,588	—
Net unrealized (gain)/loss on swap contracts	2,570,811	237,460	—	—
Net unrealized (gain)/loss on U.S. Treasury securities	1,086,605	184,293	7,665	(90,894)
Net realized (gain)/loss on U.S. Treasury securities	(2,885,429)	(215,325)	(70,924)	(12,618)
Net unrealized gain/(loss) on private investment companies	91,519	—	—	—
(Purchases) sales of:
Sales of U.S. Treasury securities	27,164,277	10,249,014	(465,831)	600,508
Purchases of U.S. Treasury securities	(9,340,565)	(6,360,723)	(320,766)	(911,929)
Purchase of Private Investment Companies	(8,800,704)	—	—	—
Increase and/or decrease in:
Receivable from futures commission merchants	(53,853,756)	14,963,754	5,053,756	(12,505,084)
Change in control of ownership - trading companies	6,907,649	(7,938,913)	(3,649,315)	6,520,339
Change in control of ownership - private investment companies	14,681,969	3,610,955	—	4,122,486
Investments in unconsolidated trading companies, at fair value	13,881,931	—	78,722	—
Prepaid service fees - Class 1	(41,288)	—	—	85,749
Interest receivable	640,324	372,343	16,782	—
Receivable from other series	—	—	—	—
Receivable from related parties	(20,050)	—	(200,287)	—
Other assets	612,204	250,004	—	(188)
Incentive fees payable to Managing Owner	—	(1,689,188)	107,917	(185,791)
Management fees payable to Managing Owner	59,397	(16,603)	40,531	(3,210)
Interest payable to Managing Owner	(50,485)	(1,693)	997	(7,951)
Trading fees payable to Managing Owner	(2,217)	(9,677)	(95)	(1,683)
Service fees payable to Managing Owner	7,750	(23,017)	771	(3,608)
Payables to related parties	(4,026)	6,824	25	361
Other liabilities	9,543	—	235	—

Net cash provided by (used in) operating activities	7,717,173	6,767,294	2,442,830	416,349

Cash Flows from Financing Activities:
Proceeds from sale of units	152,968	185,295	12,362	15,352
Payment for redemption of units	(7,624,288)	(7,323,138)	(1,113,347)	(1,018,404)
Payment made by the Managing Owner	—	160,099	—	—
Pending owner additions	(15,538)	(2,861)	(1,335)	(154)
Owner redemptions payable	(297,550)	(7,712)	9,212	(11,604)

Net cash provided by (used in) financing activities	(7,784,409)	(6,988,317)	(1,093,108)	(1,014,810)

Net increase (decrease) in cash and cash equivalents	(67,236)	(221,023)	1,349,722	(598,461)

Cash and cash equivalents, beginning of period	4,895,183	5,644,510	220,371	878,280
Cash and cash equivalents, end of period	$4,827,947	$5,423,487	$1,570,093	$279,819

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Cash Flows

For the Nine Months Ended September 30, 2016

(Unaudited)

	Equinox Frontier Winton Fund		Equinox Frontier Heritage Fund
	9/30/2016	9/30/2015	9/30/2016	9/30/2015

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$1,537,019	$(920,216)	$397,360	$310,612
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	124,271	(2,653,675)	—	—
Net change in ownership allocation of U.S. Treasury securities	10,048	2,084,833	448,193	707,858
Net unrealized (gain)/loss on swap contracts	—	—	(539,597)	(692,376)
Net unrealized (gain) loss on U.S. Treasury securities, at fair value	837,849	(56,127)	151,373	(9,419)
Net realized (gain) loss on U.S. Treasury securities, at fair value	(1,975,992)	(111,554)	(389,452)	(25,632)
(Purchases) sale of:
Sales of U.S. Treasury Securities	12,826,803	5,740,839	2,939,044	1,293,839
Purchases of U.S. Treasury Securities	(5,237,808)	(4,444,636)	(1,129,741)	(1,004,975)
Increase and/or decrease in:
Receivable from futures commission merchants	(8,504,526)	(9,958,867)	—	—
Change in control of ownership of trading companies	2,240,074	5,744,802	(82,541)	(62,797)
Investments in unconsolidated trading companies, at fair value	297,554	7,164,327	(549,672)	202,642
Interest receivable	314,097	304,101	74,126	71,117
Other assets	(25,346)	—	(4,772)	—
Incentive fees payable to Managing Owner	—	(1,178,364)	—	(239,327)
Management fees payable to Managing Owner	169,744	(21,336)	(21,156)	(6,270)
Interest payable to Managing Owner	(13,628)	(12,973)	(4,436)	(3,283)
Trading fees payable to Managing Owner	(17)	(4,972)	(225)	(1,300)
Service fees payable to Managing Owner	13,505	(9,069)	2,667	(2,215)
Payables to related parties	(20,220)	11,602	(909)	909
Other liabilities	29,991	—	1,752	—

Net cash provided by (used in) operating activities	2,623,417	1,678,715	1,292,014	539,383

Cash Flows from Financing Activities:
Proceeds from sale of units	122,728	136,211	29,866	33,403
Payment for redemption of units	(1,217,052)	(2,746,288)	(676,698)	(816,160)
Pending owner additions	(13,524)	(2,578)	(3,251)	(203)
Owner redemptions payable	139,334	(21,902)	(48,170)	(1,860)

Net cash provided by (used in) financing activities	(968,514)	(2,634,557)	(698,253)	(784,820)

Net increase (decrease) in cash and cash equivalents	1,654,903	(955,842)	593,761	(245,437)

Cash and cash equivalents, beginning of period	2,928,616	4,012,974	655,319	921,598
Cash and cash equivalents, end of period	$4,583,519	$3,057,132	$1,249,080	$676,161

The accompanying notes are an integral part of these financial statements.

The Series of the Equinox Frontier Funds

Notes to Financial Statements (Unaudited)

1. Organization and Purpose

Equinox Frontier Funds, which is referred to in this report as the “Trust”, was formed on August 8, 2003, as a Delaware statutory trust. Please refer to the consolidated financial statements of the Trust included within this periodic report. The Trust is a multi-advisor commodity pool, as described in Commodity Futures Trading Commission (“CFTC”) Regulation § 4.10(d)(2). The Trust has authority to issue separate series, or each, a Series, of units of beneficial interest (“Units”) pursuant to the requirements of the Delaware Statutory Trust Act, as amended (“Trust Act”). The assets of each Series are valued and accounted for separately from the assets of other Series. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended-. It is managed by its managing owner, Equinox Fund Management, LLC (“Managing Owner”).

Purchasers of Units are limited owners of the Trust (“Limited Owners”) with respect to beneficial interests of the Series’ Units purchased. The Trust Act provides that, except as otherwise provided in the second amended and restated declaration of trust and trust agreement dated December 9, 2013, by and among the Managing Owner, Wilmington Trust Company as trustee and the unitholders, as may be amended from time to time (“Trust Agreement”), unitholders of the Trust will have the same limitation of liability as do stockholders of private corporations organized under the General Corporation Law of the State of Delaware. The Trust Agreement confers substantially the same limited liability, and contains the same limited exceptions thereto, as would a limited partnership agreement for a Delaware limited partnership engaged in like transactions as the Trust. In addition, pursuant to the Trust Agreement, the Managing Owner of the Trust is liable for obligations of a Series in excess of that Series’ assets. Limited owners do not have any such liability. The Managing Owner will make contributions to the Series of the Trust necessary to maintain at least a 1% interest in the aggregate capital, profits and losses of the combined Series of the Trust.

The Trust, in relation to the Series, has been organized to pool assets of investor funds for the purpose of trading in the United States (“U.S.”) and international markets for currencies, interest rates, stock indices, agricultural and energy products, precious and base metals and other commodities. The Trust, in relation to the Series, may also engage in futures contracts, forwards, option contracts and other interest in derivative instruments, including swap contracts.

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

The Trust, with respect to each Series:

●	engages in the speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts), and may, from time to time, engage in cash and spot transactions;

●	allocates funds to a limited liability trading company or companies (“Trading Company” or “Trading Companies”) and Galaxy Plus entities (“Galaxy Plus”). Except as otherwise described in these notes, each Trading Company and Galaxy Plus entity has one-year renewable contracts with its own independent commodity trading advisor(s), or each, a Trading Advisor, that will manage all or a portion of such Trading Company’s and Galaxy Plus assets and make the trading decisions for the assets of each Series vested in such Trading Company and Galaxy Plus entity. Each Trading Company and Galaxy Plus entity will segregate its assets from any other Trading Company and Galaxy Plus entity;

●	maintains separate, distinct records for each Series, and accounts for the assets of each Series separately from the other Series;

●	calculates the Net Asset Value (“NAV”) of its Units for each Series separately from the other Series;

●	has an investment objective of increasing the value of each Series’ Units over the long term (capital appreciation), while managing risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments;

●	maintains each Series of Units in three to seven sub-classes—Class 1, Class 1a, Class 1AP, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of Equinox Frontier Diversified Fund, Equinox Frontier Masters Fund, and Equinox Frontier Long/Short Commodity Fund are charged a service fee of up to two percent (2.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to two percent (2.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 and Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to two percent (2.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. Investors who have purchased Class 1 or Class 1a Units of Equinox Frontier Balanced Fund, Equinox Frontier Heritage Fund, Equinox Frontier Select Fund, and Equinox Frontier Winton Fund are charged a service fee of up to three percent (3.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 and Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to selling agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Equinox Frontier Diversified Fund, and Equinox Frontier Masters Fund or Class 2a Units of the Equinox Frontier Long/Short Commodity Fund sold) until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series. Class 1AP was created as a sub-class of Class 1 and it has been presented separately because the fees applicable to it are different from those applicable to Class 1. Currently the service fee is not charged to Class 1AP investors. The Managing Owner may also pay selling agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such selling agents; and

●	all payments made to selling agents who are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and their associated persons that constitute underwriting compensation will be subject to the limitations set forth in Rule 2310(b)(4)(B)(ii) (formerly Rule 2810(b)(4)(B)(ii)) of the Conduct Rules of FINRA (“Rule 2310”). An investor’s Class 1 Units or Class 2 Units of any Series, or Class 1a Units or Class 2a Units of the Equinox Frontier Long/Short Commodity Fund or Equinox Frontier Balanced Fund will be classified as Class 3 or Class 3a Units of such Series, as applicable, when the Managing Owner determines that the fee limitation with respect to such Units has been reached or will be reached. The service fee limit applicable to each unit sold is reached upon the earlier of when (i) the aggregate initial and ongoing service fees received by the selling agent with respect to such unit equals 9% of the purchase price of such unit or (ii) the aggregate underwriting compensation (determined in accordance with FINRA Rule 2310) paid in respect of such unit totals 10% of the purchase price of such unit. No service fees are paid with respect to Class 3 or Class 3a Units. Units of any Class in a Series may be redeemed, in whole or in part, on a daily basis, at the then current NAV per Unit for such Series on the day of the week after the date the Managing Owner is in receipt of a redemption request for at least one (1) Business Day to be received by the Managing Owner prior to 4:00 PM in New York.

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

As of September 30, 2016, the Trust, with respect to the Equinox Frontier Diversified Fund and Equinox Frontier Masters Fund, separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Equinox Frontier Select Fund Equinox Frontier Winton Fund and Equinox Frontier Heritage separates Units into a maximum of three separate Classes- Class1, Class2 and Class 1AP. The Trust, with respect to the Equinox Frontier Balanced Fund separates Units into a maximum of five separate Classes— Class 1, Class 1AP, Class 2, Class 2A and Class 3A. The Trust, with respect to the Equinox Frontier Long/Short Commodity Fund separates Units into a maximum of five separate Classes—Class 1A, Class 2A, Class 2, Class 3A and Class 3. Between April 15, 2016 and September 30, 2016, a portion of the interests in Frontier Trading Company I, LLC and all of the interests in Frontier Trading Company VII, LLC, and Frontier Trading Company XXIII LLC held by Equinox Frontier Diversified Fund, Equinox Frontier Masters Fund, Equinox Frontier Balanced Fund and Equinox Frontier Long/Short Commodity Fund were exchanged for equivalent interests in the Galaxy Plus Managed Account Platform (“Galaxy Plus”) which is an unaffiliated, third-party managed account platform. The assets of Frontier Trading Company I, LLC, which included exposure to Quantmetrics Capital Management LLP’s Multi-Strategy Program, Quantitative Investment Management, LLC’s Quantitative Global Program, Quest Partners LLC’s Quest Tracker Index Program, Chesapeake Capital Management, LLC’s Diversified Program, and Doherty Advisors LLC’s Relative Value Moderate Program, the assets of Frontier Trading Company VII, LLC, which included exposure to Emil van Essen LLC’s Multi-Strategy Program, Red Oak Commodity Advisors, Inc.’s Fundamental Diversified Program, Rosetta Capital Management, LLC’s Rosetta Trading Program, and Landmark Trading Company’s Landmark Program, and the assets of Frontier Trading Company XXIII, LLC which included exposure to Fort L.P.’s Global Contrarian Program have been transferred to individual Delaware limited liability companies (“Master Funds”) in Galaxy Plus. Each Master Fund is sponsored and operated by Gemini Alternative Funds, LLC ( “Sponsor”). The Sponsor has contracted with the trading advisors to manage the portfolios of the Master Funds pursuant to the advisors’ respective program. For those Series that invest in Galaxy Plus, approximately 30-70% of those Series assets are used to support the margin requirements of the Master Funds. The remaining assets of the Series are split between investments in Trading Companies and a pooled cash management account that invests primarily in U.S. Treasury securities. For those Series that do not invest in Galaxy Plus, their assets are split between investments in Trading Companies and investments in the pooled cash management account.

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

As of September 30, 2016, the consolidated balance sheet of Equinox Frontier Balanced Fund included the assets and liabilities of its majority owned Trading Companies and Galaxy Plus entities. These Trading Companies include Frontier Trading Company I, LLC and Frontier Trading Company XXXIV, LLC. The Galaxy Plus entities include Galaxy Plus Fund – QIM Feeder Fund (526) LLC, Galaxy Plus Fund – Fort Contrarian Feeder Fund (510) LLC, Galaxy Plus Fund – Doherty Feeder Fund (528) LLC and Galaxy Plus Fund – Quantmetrics Feeder Fund (527) LLC.

For the nine months ended September 30, 2016, the consolidated statement of operations of Equinox Frontier Balanced Fund included the earnings of its majority owned Trading Companies and Galaxy Plus entities listed above. Equinox Frontier Balanced Fund began investing in Galaxy Plus beginning April 15, 2016.

As of September 30, 2016, the consolidated balance sheet of Equinox Frontier Diversified Fund included the assets and liabilities of its majority owned Frontier Trading Company XXXV, LLC and the assets and liabilities of its majority owned Galaxy Plus entities, Galaxy Plus Fund – Chesapeake Feeder Fund (518) LLC and Galaxy Plus Fund – Quest Feeder Fund (517) LLC.

For the nine months ended September 30, 2016, the consolidated statement of operations of Equinox Frontier Diversified Fund included the earnings of its majority owned Trading Company and Galaxy Plus entities listed above. Equinox Frontier Diversified Fund began investing in Galaxy Plus beginning April 15, 2016.

As of and for the nine months ended September 30, 2016, the consolidated balance sheet and statement of operations of Equinox Frontier Heritage Fund included the assets and liabilities, and earnings, of its majority owned Trading Company, Frontier Trading Company XXXIX, LLC.

As of and for the nine months ended September 30, 2016, the consolidated balance sheet and statement of operations of Equinox Frontier Select Fund included the assets and liabilities, and earnings, of its majority owned Trading Company, Frontier Trading Company XV, LLC.

As of and for the nine months ended September 30, 2016, the consolidated balance sheet and statement of operations of Equinox Frontier Winton Fund included the assets and liabilities, and earnings, of its majority owned Trading Company, Frontier Trading Company II, LLC.

Frontier Trading Company XXXVIII, LLC’s assets, liabilities and earnings are allocated to all of the Series of the Trust based on their proportionate share of the cash pool. Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC and Galaxy Plus Fund – LRR Feeder Fund (522) LLC are not consolidated and are accounted for using the equity method of accounting for the three month’s ended September 30, 2016. Through June 30, 2016, Equinox Frontier Long/Short Commodity Fund had a controlling interest in Galaxy Plus Fund - LRR Feeder Fund (522) LLC. The Statement of Operations for the nine month’s ended September 30, 2016 is presented with the results of Galaxy Plus Fund - LRR Feeder Fund (522) LLC consolidated through June 30, 2016.

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

Interest Income—U.S. Treasury Securities are pooled for purposes of maximizing returns on these assets to investors of all Series. Interest income from pooled cash management assets is recognized on the accrual basis and allocated daily to each Series based upon its daily proportion of ownership of the pool. Aggregate interest income from all sources, including U.S. Treasuries and assets held at a futures commission merchant (“FCM”), of up to two percentage points of the aggregate percentage yield (annualized) of net asset value less any fair market value related to swaps, is paid to the Managing Owner by the Equinox Frontier Balanced Fund (Class 1, and Class 2 only), Equinox Frontier Select Fund, Equinox Frontier Winton Fund and Equinox Frontier Heritage Fund. For the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund, Equinox Frontier Masters Fund and Equinox Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a only), 20% of the total interest allocated to each Series was paid to the Managing Owner from January 1, 2016 through April 28, 2016; thereafter 100% of the interest is retained by the respective Series. All interest not paid to the Managing Owner is interest income to the Series, and shown net on the statement of operations.

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

Allocation of Earnings—Each Series of the Trust may maintain between three or seven subclasses of Units—Class 1, Class 2, Class 3, Class 1a, Class 2a, Class 3a and Class 1AP. All classes have identical voting, dividend, liquidation and other rights and the same terms and conditions, except that fees charged to a Class or Series differ as described below. Revenues, expenses (other than expenses attributable to a specific class), and realized and unrealized trading gains and losses of each Series are allocated daily to Class 1, Class 1a, Class 2, Class 2a, Class 3, Class 3a and Class 1AP Units based on each Class’ respective owners’ capital balances as applicable to the classes maintained by the Series.

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

Investments and Swaps—The Trust, with respect to the Series, records investment transactions on a trade date basis and at fair value, with changes in fair value reported as a component of realized and unrealized gains/(losses) on investments in the statements of operations. Certain Series of the Trust strategically invest a portion or all of their assets in total return swaps, selected at the discretion of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more underlying investment products or indices. In a typical swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. The valuation of swap contracts requires significant estimates. Swap contracts are reported at fair value based upon daily reports from the counterparty. The Managing Owner reviews and approves current day pricing of the commodity trading advisor (“CTA”) positions, as received from the counterparty which includes intra-day volatility and volume and daily index performance, that is used to determine a daily fair value NAV for the swap contracts.

Income Taxes—The Trust, with respect to the Series, applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust, with respect to the Series’, financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust, with respect to the Series. The 2012 through 2016 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

In the opinion of the Managing Owner, (i) the Trust, with respect to the Series, is treated as a partnership for federal income tax purposes and, assuming that at least 90% of the gross income of the Trust constitutes “qualifying income” within the meaning of Section 7704(d) of the Code, (ii) the Trust is not a publicly traded partnership treated as a corporation, and (iii) the discussion set forth in the Prospectus under the heading “U.S. Federal Income Tax Consequences” correctly summarizes the material federal income tax consequences as of the date of the Prospectus to potential U.S. Limited Owners of the purchase, ownership and disposition of Units of the Trust.

Fees and Expenses—All management fees, incentive fees, service fees and trading fees of the Trust, with respect to the Series, are paid to the Managing Owner. It is the responsibility of the Managing Owner to pay all Trading Advisor management and incentive fees, selling agent service fees and all other operating expenses and continuing offering costs of the Trust, with respect to the Series.

Service Fees—The Trust may maintain each Series of Units in three to seven sub-classes—Class 1, Class 1AP, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of Equinox Frontier Diversified Fund, Equinox Frontier Masters Fund, and Equinox Frontier Long/Short Commodity Fund are charged a service fee of up to two percent (2.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to two percent (2.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 and Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to two percent (2.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. Investors who have purchased Class 1 or Class 1a Units of Equinox Frontier Balanced Fund, Equinox Frontier Heritage Fund, Equinox Frontier Select Fund, and Equinox Frontier Winton Fund are charged a service fee of up to three percent (3.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 and Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to selling agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Equinox Frontier Diversified Fund and Equinox Frontier Masters Fund or Class 2a Units of the Equinox Frontier Long/Short Commodity Fund sold) until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series for administrative purposes. Currently the service fee is not charged to Class 1AP investors. The Managing Owner may also pay selling agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such selling agents.

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

Subsequent Events—The Series, follow the provisions of ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date and up through the date the financial statements are issued.

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

The following table summarizes the instruments that comprise the Trust, with respect to the Series, financial asset portfolio, by Series, measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value. Investments in private investment companies are valued utilizing the net asset values provided by the underlying private investment companies as a practical expedient. Each Series applies the practical expedient to its investments in private investment companies on an investment-by-investment basis, and consistently with the Series entire position in a particular investment, unless it is probable that the Series will sell a portion of an investment at an amount different from the net asset value of the investment.

				Total
September 30, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value

Equinox Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$2,714,187	$26,799	$—	$2,740,986
Open Trade Equity (Deficit)	532,803	—	—	532,803
Swap Contracts	—	—	7,234,984	7,234,984
U.S. Treasury Securities	6,019,126	—	—	6,019,126
Equinox Frontier Masters Fund
Investment in Unconsolidated Trading Companies	5,758,120	27,303	—	5,785,423
U.S. Treasury Securities	4,925,521	—	—	4,925,521
Equinox Frontier Long/Short Commodity Fund
Swap Contracts	—	—	4,258,423	4,258,423
Equinox Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	3,776,767	(34,730)	—	3,742,037
Options Purchased	254,365	—	—	254,365
Options Written	(97,325)	—	—	(97,325)
Open Trade Equity (Deficit)	1,572,852	(71,287)	—	1,501,565
Swap Contracts	—	—	16,586,708	16,586,708
U.S. Treasury Securities	12,034,303	—	—	12,034,303
Equinox Frontier Select Fund
Investment in Unconsolidated Trading Companies	—	—	4,121,050	4,121,050
Open Trade Equity (Deficit)	661,158	25,206	—	686,364
U.S. Treasury Securities	2,495,697	—	—	2,495,697
Winton Fund
Open Trade Equity (Deficit)	6,315	208,194	—	214,509
U.S. Treasury Securities	18,417,716	—	—	18,417,716
Equinox Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	1,935,936	19,322	—	1,955,258
Open Trade Equity (Deficit)	1,272	—	—	1,272
Swap Contracts	—	—	8,499,865	8,499,865
U.S. Treasury Securities	3,489,160	—	—	3,489,160

				Total
December 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value

Equinox Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$15,844,097	$250,110	$—	$16,094,207
Swap Contracts	—	—	8,685,849	8,685,849
U.S. Treasury Securities	27,604,916	—	—	27,604,916
Equinox Frontier Masters Fund
Investment in Unconsolidated Trading Companies	9,383,235	26,695	—	9,409,930
U.S. Treasury Securities	11,953,206	—	—	11,953,206
Equinox Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	3,355,174	59,489	—	3,414,663
Swap Contracts	—	—	4,332,428	4,332,428
U.S. Treasury Securities	4,792,817	—	—	4,792,817
Equinox Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	17,357,475	266,493	—	17,623,968
Open Trade Equity (Deficit)	11,530	—	—	11,530
Swap Contracts	—	—	19,157,520	19,157,520
U.S. Treasury Securities	41,148,676	—	—	41,148,676
Equinox Frontier Select Fund				—
Investment in Unconsolidated Trading Companies	213,921	—	3,933,919	4,147,840
Open Trade Equity (Deficit)	462,339	—	—	462,339
U.S. Treasury Securities	1,852,429	—	—	1,852,429
Equinox Frontier Winton Fund
Investment in Unconsolidated Trading Companies	297,554	—	—	297,554
Open Trade Equity (Deficit)	599,579	—	—	599,579
U.S. Treasury Securities	24,617,817	—	—	24,617,817
Equinox Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	1,403,461	2,125	—	1,405,586
Swap Contracts	—	—	7,960,268	7,960,268
U.S. Treasury Securities	5,508,577	—	—	5,508,577

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the statements of operations. Investment in unconsolidated trading company asset gains and losses (realized/unrealized) included in earnings are classified in “Change in fair value of investments in unconsolidated trading companies.” During the nine months ended September 30, 2016, all identified Level 3 assets were components of the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund, Equinox Frontier Balanced Fund, Equinox Frontier Select Fund, and Equinox Frontier Heritage Fund.

For the Nine Months Ended September 30, 2016

Swap Contracts

Equinox Frontier
	Equinox Frontier Balanced	Long/Short Commodity
	Fund	Fund

Balance of recurring Level 3 assets as of January 1, 2016	$19,157,520	$4,332,428
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	(2,570,812)	(74,005)
Proceeds from sales of investments of unconsolidated trading companies	—	—
Purchases of investments of unconsolidated trading companies	—	—
Change in ownership allocation	—	—
Transfers in and/or out of Level 3	—	—
Balance of recurring Level 3 assets as of September 30, 2016	$16,586,708	$4,258,423

	Equinox Frontier	Equinox Frontier
	Diversified Fund	Heritage Fund

Balance of recurring Level 3 assets as of January 1, 2016	$8,685,849	$7,960,268
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	(1,450,865)	539,597
Proceeds from sales of investments of unconsolidated trading companies	—	—
Purchases of investments of unconsolidated trading companies	—	—
Change in ownership allocation	—	—
Transfers in and/or out of Level 3	—	—
Balance of recurring Level 3 assets as of September 30, 2016	$7,234,984	$8,499,865

Investments in Unconsolidated Trading Companies:

Equinox Frontier Select
Fund

Balance of recurring Level 3 assets as of January 1, 2016	$4,147,840
Change in fair value of investments in unconsolidated trading companies	(26,790)
Proceeds from sales of investments of unconsolidated trading companies	—
Purchases of investments of unconsolidated trading companies	—
Change in ownership allocation	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of September 30, 2016	$4,121,050

For the Year Ended December 31, 2015

Swap Contracts:

		Equinox Frontier
	Equinox Frontier	Long/Short	Equinox Frontier
	Diversified Fund	Commodity Fund	Balanced Fund
Balance of recurring Level 3 assets as of January 1, 2015	$6,570,408	$3,633,060	$18,246,954
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—	—
Included in earnings-unrealized	2,115,441	(300,632)	910,566
Purchases of investments	—	1,000,000	—
Sales of investments	—	—	—
Change in ownership allocation of total return swaps	—	—	—
Transfers in and/or out of Level 3	—	—	—
Balance of recurring Level 3 assets as of December 31, 2015	$8,685,849	$4,332,428	$19,157,520

Equinox Frontier
Heritage Fund
Balance of recurring Level 3 assets as of January 1, 2015	$7,540,465
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	419,803
Purchases of investments	—
Sales of investments	—
Change in ownership allocation of total return swaps	—
Transfers in and/or out of Level 3	—
Balance of recurring Level 3 assets as of December 31, 2015	$7,960,268

Investments in Unconsolidated Trading Companies:

Equinox Frontier
Select Fund

Balance of recurring Level 3 assets as of January 1, 2015	$3,539,498
Change in fair value of investments in unconsolidated trading companies	394,421
Proceeds from sales of investments of unconsolidated trading companies	—
Purchases of investments of unconsolidated trading companies	—
Change in ownership allocation	—
Transfers in and/or out of Level 3	—
Balance of recurring Level 3 assets as of December 31, 2015	$3,933,919

The Series of the Trust assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Series’ accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the nine months ended September 30, 2016, the Trust did not transfer any assets between Levels 1, 2 or 3.

The amounts reflected in the change in ownership allocation result from changes in ownership in the underlying Trading Companies at the Series level, which have resulted in changes in consolidation or de-consolidation by the Series. The ownership in the Trading Companies is accounted for under the equity method, which approximates fair value.

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at September 30, 2016:

		Equinox Frontier
	Equinox Frontier	Long/Short Commodity	Equinox Frontier	Equinox Frontier
	Diversified Fund	Fund	Balanced Fund (3)	Heritage Fund
Swap Contracts	$(1,450,864)	$(74,005)	$(2,570,811)	$539,597

Equinox Frontier
Select Fund
Investments in Unconsolidated Trading Companies	$(26,790)

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2015:

		Equinox Frontier
	Equinox Frontier	Long/Short	Equinox Frontier	Equinox Frontier
	Diversified Fund	Commodity Fund	Balanced Fund	Heritage Fund
Swap Contracts	$2,115,441	$(300,633)	$910,566	$419,803

	Equinox Frontier
	Select Fund
Investments in Unconsolidated Trading Companies	$394,421

4. Swap Contracts

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of September 30, 2016 and December 31, 2015, approximately 9.2% and 9.3%, respectively, of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain swaps and is recorded as collateral within the swap fair value within the statement of financial condition. The cash held with the counterparty is not restricted.

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

The Series have invested in the following Swaps as of and for the nine months ended September 30, 2016:

	Equinox Frontier Balanced Fund	Equinox Frontier Diversified Fund	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Heritage Fund
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$22,580,043	$13,851,707	$1,877,692	$11,413,283
Termination Date	8/2/2018	8/2/2018	8/7/2018	3/26/2018
Cash Collateral	$9,600,000	$3,400,000	$3,880,000	$5,986,000
Swap Value	$6,986,708	$3,834,984	$378,423	$2,513,865
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	($2,570,811)	($1,450,864)	($74,005)	$539,597
Fair Value as of 9/30/2016	$16,586,708	$7,234,984	$4,258,423	$8,499,865

The Series have invested in the following Swaps as of and for the year ended December 31, 2015:

	Equinox Frontier Balanced Fund	Equinox Frontier Diversified Fund	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Heritage Fund
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$22,580,043	$13,851,707	$1,877,692	$12,663,283
Termination Date	8/2/2018	8/2/2018	8/7/2018	3/26/2018
Cash Collateral	$9,600,000	$3,400,000	$3,880,000	$5,993,000
Swap Value	$9,557,519	$5,285,849	$452,428	$1,967,269
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	$910,566	$2,115,441	($300,633)	$419,803
Fair Value as of 12/31/2015	$19,157,520	$8,685,849	$4,332,428	$7,960,268

5. Investments in Unconsolidated Trading Companies and Private Investment Companies

Investments in unconsolidated Trading Companies and Private Investment Companies represent cash and open trade equity invested in the Trading and Private Investment Companies as well as by each Series and cumulative trading profits or losses allocated to each Series by the Trading Companies and Private Investment Companies. Trading Companies and Private Investment Companies allocate trading profits or losses on the basis of the proportion of each Series’ capital allocated for trading to each respective Trading Company, which bears no relationship to the amount of cash invested by a Series in the Trading Company and Private Investment Companies. The Trading Companies are valued using the equity method of accounting, which approximates fair value.

The following tables summarize each of the Series; equity in earnings from unconsolidated Trading and Private Investment Companies for the nine and three months ended September 30, 2016 and 2015.

	Nine Months Ended September 30, 2016				Nine Months Ended September 30, 2015
	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)
Trading Company

Equniox Frontier Balanced Fund —
Frontier Trading Company I LLC	$(291,912)	$2,837,850	$384,155	$2,930,093	$(292,176)	$4,585,527	$853,523	$5,146,874
Frontier Trading Company II LLC	(8,757)	(1,043,190)	1,401,532	349,585	(15,442)	755,710	(159,769)	580,499
Frontier Trading Company VII, LLC	(97,942)	464,066	1,509,176	1,875,300	(273,280)	1,842,624	(929,479)	639,865
Frontier Trading Company XIV, LLC	(1,293)	17,904	(24,326)	(7,715)	(128)	(198,125)	198,418	165
Frontier Trading Company XV, LLC	—	(48)	—	(48)	(38,659)	(336,022)	(389,439)	(764,120)
Frontier Trading Company XXIX, LLC	(10)	7,074	—	7,064	—	—	—	—
Frontier Trading Company XXXVIII, LLC	(27,826)	(1,526,218)	13,264	(1,540,780)	—	—	—	—
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	—	—	437,015	437,015	—	—	—	—
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	—	—	(177,955)	(177,955)	—	—	—	—
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	—	—	(350,579)	(350,579)	—	—	—	—
Total	$(427,740)	$757,438	$3,192,282	$3,521,980	$(619,685)	$6,649,714	$(426,746)	$5,603,283

Equniox Frontier Winton Fund —
Frontier Trading Company XXXVIII, LLC	$(19,157)	$(1,063,587)	$(202,316)	$(1,285,060)	$(22,128)	$(216,210)	$(188,813)	$(427,151)
Frontier Trading Company II LLC	—	—	—	—	(30,241)	1,667,629	(315,582)	1,321,806
Total	$(19,157)	$(1,063,587)	$(202,316)	$(1,285,060)	$(52,369)	$1,451,419	$(504,395)	$894,655

Equniox Frontier Frontier Select Fund —
Frontier Trading Company XV, LLC	$—	$—	$—	$—	$—	$(195)	$2,173	$1,978
Frontier Trading Company XXXIX, LLC	(3,394)	—	244,376	240,982	—	—	325,077	325,077
Frontier Trading Company XXXVIII, LLC	(1,211)	(48,741)	(6,634)	(56,586)	(2,400)	(20,889)	1,477	(21,812)
Total	$(4,605)	$(48,741)	$237,742	$184,396	$(2,400)	$(21,084)	$328,727	$305,243

Equniox Frontier Heritage Fund —
Frontier Trading Company II LLC	$(4,685)	$(550,798)	$812,373	$256,890	$(7,685)	$393,849	$(67,233)	$318,931
Frontier Trading Company XXXVIII, LLC	(3,963)	(202,360)	(13,279)	(219,602)	(4,959)	(45,529)	(40,751)	(91,239)
Total	$(8,648)	$(753,158)	$799,094	$37,288	$(12,644)	$348,320	$(107,984)	$227,692

Equinox Frontier Long/Short Commodity Fund

Frontier Trading Company I LLC	$(3,956)	$145,850	$32,717	$174,611	$(963)	$34,635	$47,108	$80,780
Frontier Trading Companies VII, LLC	—	—	—	—	(199,038)	1,342,402	(891,605)	251,759
Frontier Trading Company XXXVIII, LLC	(31,322)	(2,201)	209,141	175,618	(6,410)	41,749	(77,254)	(41,915)
Frontier Trading Company XVIII, LLC	(1,920)	156,899	(336,795)	(181,816)	—	—	—	—
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	—	—	(659,908)	(659,908)	—	—	—	—
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	—	—	(109,616)	(109,616)	—	—	—	—
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	—	—	199,477	199,477	—	—	—	—
Total	$(37,198)	$300,548	$(664,984)	$(401,634)	$(206,411)	$1,418,786	$(921,751)	$290,624

Equinox Frontier Diversified Fund —
Frontier Trading Company I LLC	$(260,168)	$1,846,298	$(187,305)	$1,398,825	$(78,515)	$(220,511)	$(338,672)	$(637,698)
Frontier Trading Company II LLC	(6,473)	(758,915)	1,364,990	599,602	(11,716)	656,803	(145,372)	499,715
Frontier Trading Company VII, LLC	(80,881)	(566,171)	2,324,104	1,677,052	(244,009)	1,812,082	(910,823)	657,250
Frontier Trading Company XXIII, LLC	(35,775)	550,317	104,823	619,365	(58,457)	486,662	29,546	457,751
Frontier Trading Company XXXVIII, LLC	(16,983)	(969,669)	(69,560)	(1,056,212)	(24,898)	(96,032)	(275,586)	(396,516)
Frontier Trading Company XVIII, LLC	—	—	97,442	97,442	—	—	—	—
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	—	—	(448,480)	(448,480)	—	—	—	—
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	—	—	(67,771)	(67,771)	—	—	—	—
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	—	—	(381,506)	(381,506)	—	—	—	—
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	—	—	521,859	521,859	—	—	—	—
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	—	—	48,062	48,062	—	—	—	—
Galaxy Plus Fund - Fort Contrarian Feeder Fund 510 LLC	—	—	31,247	31,247	—	—	—	—
Total	$(400,280)	$101,860	$3,337,905	$3,039,485	$(417,595)	$2,639,004	$(1,640,907)	$580,502

Equinox Frontier Masters Fund —
Frontier Trading Company I LLC	$(8,585)	$(318,372)	$171,763	$(155,194)	$(15,436)	$1,159,085	$(608,890)	$534,759
Frontier Trading Company II LLC	(3,824)	(439,230)	882,192	439,138	(7,240)	343,769	(92,667)	243,862
Frontier Trading Company XIV, LLC	—	—	—	—	—	—	—	—
Frontier Trading Company XV, LLC	(34,835)	(4,742)	1,102,918	1,063,341	(43,193)	292,090	(216,913)	31,984
Frontier Trading Company VII, LLC	(48,485)	(371,922)	1,208,006	787,599	(131,329)	3,279,001	(2,840,510)	307,162
Frontier Trading Company XXXVIII, LLC	(6,282)	(372,819)	6,333	(372,768)	(10,575)	(118,266)	(76,636)	(205,477)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	—	—	(322,513)	(322,513)	—	—	—	—
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	—	—	363,560	363,560	—	—	—	—
Total	$(102,011)	$(1,507,085)	$3,412,259	$1,803,163	$(207,773)	$4,955,679	$(3,835,616)	$912,290

	Three Months Ended September 30, 2016					Three Months Ended September 30, 2015
	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)		Net Income (Loss)	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)

Equniox Frontier Balanced Fund —
Frontier Trading Company I LLC	$—	$—		$—	$—	$(118,520)	$1,560,943	$824,704	$2,267,127
Frontier Trading Company II LLC	(846)	(1,046,222)		603,092	(443,976)	(4,454)	6,644	560,644	562,834
Frontier Trading Company VII, LLC	—	—		—	—	(84,201)	1,195,982	(1,643,819)	(532,038)
Frontier Trading Company XIV, LLC	—	8,367		(8,389)	(22)	—	—	—	—
Frontier Trading Company XV, LLC	—	(48)		—	(48)	(4)	18,900	(18,900)	(4)
Frontier Trading Company XVIII, LLC	—	—		—	—	—	—	—	—
Frontier Trading Company XXXVIII, LLC	(4,329)	45,984		21,239	62,894	(11,649)	(1,691,751)	340,551	(1,362,849)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	—	—		910,981	910,981	—	—	—	—
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	—	—		(101,517)	(101,517)	—	—	—	—
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	—	—		(364,439)	(364,439)	—	—	—	—
Total	$(5,175)	$(991,919)		$1,060,967	$63,873	$(218,828)	$1,090,718	$63,180	$935,070

Equniox Frontier Winton Fund —	$—	$—		$—	$—	$(2,057)	$(222,263)	$1,501,901	$1,277,581
Frontier Trading Company II, LLC	—	—		—	—	(6,643)	(964,311)	206,039	(764,915)
Frontier Trading Company XXXVIII LLC	(5,157)	(66,996)		(126,968)	(199,121)	—	—	—	—
Total	$(5,157)	$(66,996)		$(126,968)	$(199,121)	$(8,700)	$(1,186,574)	$1,707,940	$512,666

Equniox Frontier Frontier Select Fund —
Equinox Frontier Trading Company XXXIX, LLC	$—	$—		$(66,933)	$(66,933)	$—	$—	$197,541	$197,541
Frontier Trading Company XXXVIII, LLC	(674)	13,128		(12,676)	(222)	(603)	(85,196)	17,765	(68,034)
Total	$(674)	$13,128		$(79,609)	$(67,155)	$(603)	$(85,196)	$215,306	$129,507

Equniox Frontier Heritage Fund —
Frontier Trading Company I LLC	$(449)	$(555,650)		$383,355	$(172,744)	$—	$—	$—	$—
Frontier Trading Company II LLC	—	—		—	—	(2,498)	12,952	263,699	274,153
Frontier Trading Company XXXVIII, LLC	(981)	12,320		2,409	13,749	(1,471)	(212,891)	45,556	(168,806)
Total	$(1,430)	$(543,329)		$385,764	$(158,995)	$(3,969)	$(199,939)	$309,255	$105,347

Equinox Frontier Long/Short Commodity Fund

Frontier Trading Company I LLC	$23	$(14)		$—	$9	$(963)	$34,635	$47,108	$80,780
Frontier Trading Companies VII LLC	—	—		—	—	(50,635)	35,765	(1,017,519)	(1,032,389)
Frontier Trading Companies XXXVIII, LLC	(446)	10,584		(103,657)	(93,519)	—	—	—	—
Frontier Trading Company XXXVIII, LLC	—	—		—	—	(1,577)	(234,308)	55,899	(179,986)
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	—	—		(659,908)	(659,908)	—	—	—	—
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	—	—		277,877	277,877	—	—	—	—
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	—	—		(50,904)	(50,904)	—	—	—	—
Total	$(423)	$10,570		$(536,592)	$(526,445)	$(53,175)	$(163,908)	$(914,512)	$(1,131,595)

Equinox Frontier Diversified Fund —
Frontier Trading Company I LLC	$(1,262)	$25,559		$(14,857)	$9,440	$(78,515)	$(220,511)	$(338,672)	$(637,698)
Frontier Trading Company II LLC	(621)	(767,400)		761,614	(6,407)	(3,387)	9,344	402,656	408,613
Frontier Trading Company VII, LLC	—	—		—	—	(75,686)	1,085,897	(1,498,186)	(487,975)
Frontier Trading Company XXIII, LLC	(2,990)	(77,811)		104,823	24,022	(20,756)	(234,424)	360,320	105,140
Frontier Trading Company XXXVIII, LLC	(1,657)	63,123		(140,346)	(78,880)	(7,408)	(1,049,003)	187,977	(868,434)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	—	—		741,948	741,948	—	—	—	—
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	—	—		(38,994)	(38,994)	—	—	—	—
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	—	—		(592,892)	(592,892)	—	—	—	—
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	—	—		615,406	615,406	—	—	—	—
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	—	—		48,062	48,062	—	—	—	—
Galaxy Plus Fund - Fort Contrarian Feeder Fund 510 LLC	—	—		31,247	31,247	—	—	—	—

Total	$(6,530)	$(756,529)		$1,516,011	$752,952	$(185,752)	$(408,697)	$(885,905)	$(1,480,354)

Equinox Frontier Masters Fund —
Frontier Trading Company I LLC	$(51)	$(31)	$		$(82)	$(4,901)	$(21,609)	$449,957	$423,447
Frontier Trading Company II LLC	(363)	(448,676)		518,722	69,683	(2,298)	11,918	242,567	252,187
Frontier Trading Company XIV, LLC	—	—		—	—	28,979	(148,053)	801,924	682,850
Frontier Trading Company XV, LLC	(5,584)	(291,976)		68,084	(229,476)	43,323	(2,343,896)	1,731,594	(568,979)
Frontier Trading Company VII, LLC	—	—		—	—	(131,329)	3,279,001	(2,840,507)	307,165
Frontier Trading Company XXXVIII, LLC	(1,425)	21,438		10,735	30,748	(3,184)	(451,930)	88,864	(366,250)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	—	—		387,932	387,932	—	—	—	—
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	—	—		(92,816)	(92,816)	—	—	—	—
Total	$(7,423)	$(719,245)		$892,657	$165,989	$(69,410)	$325,431	$474,399	$730,420

The statements of financial condition as of September 30, 2016 and December 31, 2015 and the Condensed Statements of Income for the three and nine months ended September 30, 2016 and 2015 for the unconsolidated Trading and Private Investment Companies are as follows:

	Frontier Trading	Galaxy Plus Fund	Galaxy Plus Fund
	Company XXXVIII	- EvE S TP Feeder	- LRR Feeder
Statements of Financial Condition - September 30, 2016	LLC	Fund (516) LLC	Fund (522) LLC

Cash and cash equivalents	$16,133	$7,639	$18,489
Receivable from futures commissions merchants	8,644,929	13,811,237	6,347,028
Open trade equity/(deficit)	16,714	(232,214)	(235,250)
Options purchased (written)	—	8,000	(2,520)
Other receivables (payables)	(68,043)	(343,716)	4,691

Total assets	8,677,776	13,826,876	6,370,208

Members’ equity	$8,609,733	$13,250,946	$6,132,438

Condensed Statement of Income - For the Three Months Ended September 30, 2016

Interest income	646	—	—
Net realized gain/(loss) on investments, less commissions	(425,305)	3,262,513	(396,617)
Change in open trade equity/(deficit)	(10,467)	(444,644)	(308,062)
Other fees	(36,144)	(440,426)	(96,018)

Net income/(loss)	$(471,270)	$2,377,443	$(800,697)

Condensed Statement of Income - For the Nine Months Ended September 30, 2016

Interest income	502	—	—
Net realized gain/(loss) on investments, less commissions	4,072,397	2,393,246	(788,749)
Change in open trade equity/(deficit)	36,675	(272,717)	(199,607)
Other fees	(36,144)	(520,414)	(179,870)

Net income/(loss)	$4,073,430	$1,600,115	$(1,168,226)

	Frontier Trading	Frontier Trading	Frontier Trading
Statements of Financial Condition - December 31, 2015	Company I LLC	Company VII LLC	Company XXXVIII LLC

Receivable from commission merchants	$22,187,113	$14,330,819	$2,670,015
Open trade equity/(deficit)	(5,651,525)	(1,593,860)	(74,625)
Interest receivable/(payable)	1,089	3	(134)

Total assets	$16,536,677	$12,736,962	$2,595,255

Members’ equity	$23,146,746	$8,002,461	$2,974,694

Condensed Statement of Income - For the Three Months Ended September 30, 2015

Interest income/(expense)	$85,698	$627	$944
Net realized gain/(loss) on investments, less commissions	(8,312,138)	(2,887,537)	(2,218,456)
Change in open trade equity/(deficit)	2,286,800	(2,252,530)	(1,511,455)

Net income/(loss)	$(5,939,640)	$(5,139,440)	$(3,728,967)

Condensed Statement of Income - For the six months Ended September 30, 2015

Interest income
	$96,038	$627	$973
Net realized gain/(loss) on investments, less commissions	(8,770,608)	(8,641,411)	(2,487,150)
Change in open trade equity/(deficit)	(559,775)	5,573,767	788,713

Net income/(loss)	$(9,234,345)	$(3,067,017)	$(1,697,464)

The following table summarizes certain Series’ investments in other private investment companies as of September 30, 2016. Other private investment companies in which the Series invested 5% or more of its net assets, as disclosed in the condensed schedule of investments, are individually identified, while smaller investments are aggregated. The Series investments in private investment companies have certain redemption and liquidity restrictions which are described in the following tables.

	For the nine months ending September 30, 2016			Redemptions	Redemptions	Liquidity
	Income(Loss)	Management Fees	Incentive Fees	Notice Period	Permitted	Restrictions
Equinox Frontier Diversified Fund
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(448,480)	35,884	95,930	24 hours	Daily	None
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	(381,506)	33,397	—	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	31,247	25,792	49,846	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	521,859	33,907	210,598	24 hours	Daily	None

Equinox Frontier Masters Fund
Trend Following
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	363,560	28,686	327	24 hours	Daily	None
Multi-Strategy
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(322,513)	21,537	26,263	24 hours	Daily	None

Equinox Frontier Long/Short Commodity Fund
Trend Following
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	199,477	13,430	153	24 hours	Daily	None
Multi-Strategy
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(109,616)	13,954	37,497	24 hours	Daily	None
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(659,908)	71,570	—	24 hours	Daily	None

Equinox Frontier Balanced Fund
Multi-Strategy
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	437,015	43,878	117,116	24 hours	Daily	None

Total	($368,865)	$322,035	$537,730

6.	Transactions with Affiliates

The Managing Owner contributes funds to the Trust, with respect to the Series, in order to have a 1% interest (“Minimum Purchase Commitment”) in the aggregate capital, profits and losses of all Series and in return will receive units designated as general units in the Series in which the Managing Owner invests such funds. The general units may only be purchased by the Managing Owner and may be subject to no advisory fees or advisory fees at reduced rates. Otherwise, the general units hold the same rights as the limited units. The Managing Owner will make contributions to the Series of the Trust necessary to maintain at least a 1% interest in the aggregate capital, profits and losses of the combined Series of the Trust. Such contribution was made by the Managing Owner before trading commenced for the Trust and will be maintained throughout the existence of the Trust, and the Managing Owner will make such purchases as are necessary to effect this requirement. Additionally, the Managing Owner agreed with certain regulatory bodies to maintain a 1% interest specifically in the Equinox Frontier Balanced Fund Class 1AP and 2a Units, aggregated, and each of the Equinox Frontier Long/Short Commodity Fund, Equinox Frontier Diversified Fund and Equinox Frontier Masters Fund. The 1% interest in these specific Series is included in computing the Minimum Purchase Commitment in aggregate capital. In addition to the general units the Managing Owner receives in respect of its Minimum Purchase Commitment, the Managing Owner may purchase limited units in any Series as a Limited Owner. Principals of the Managing Owner or affiliates are allowed to own beneficial interests in the Trust, with respect to the Series, as well. All Units purchased by the Managing Owner are held for investment purposes only and not for resale. The Managing Owner may make purchases or redemptions at any time on the same terms as any Limited Owner. The Trust has and will continue to have certain relationships with the Managing Owner and its affiliates.

Expenses

Management Fees—Each Series of Units pays to the Managing Owner a monthly management fee equal to a percentage of the nominal assets of such Series, calculated on a daily basis. The total amount of assets of a series allocated to trading advisors and/or reference programs, including (i) actual funds deposited in accounts directed by the trading advisors or deposited as margin in respect of swaps or other derivative instruments referencing a reference program plus (ii) any notional equity allocated to the trading advisors and any reference programs, is referred to herein as the “nominal assets” of the series. The annual rate of the management fee is: 0.5% for the Equinox Frontier Balanced Fund Class 1, Class 2 and Class 3, 1.0% for the Equinox Frontier Balanced Fund Class 1AP, Class 2a and Class 3a, 2.0% for the Equinox Frontier Winton Fund, Equinox Frontier Long/Short Commodity Fund Class 1a, Class 2a, and Class 3a and Equinox Frontier Masters Fund, 0.75% for Equinox Frontier Diversified Fund, 2.5% for the Equinox Frontier Heritage Fund and Equinox Frontier Select Fund, and 3.5% for the Equinox Frontier Long/Short Commodity Fund Class 1, Class 2 and Class 3. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) and/or waive (up to the percentage specified) any such management fee to the extent any related management fee is paid by a trading company or estimated management fee is embedded in a swap or other derivative instrument. Any management fee embedded in a swap or other derivative instrument may be greater or less than the management fee that would otherwise be charged to the series by the Managing Owner. As of the date of this Form 10-Q, the trading advisor for a series that has invested in a swap has not received any management fees directly from the series for such swap, and instead the relevant trading advisor receives compensation via the fees embedded in the swap.

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

Trading Fees—In connection with each Series’ trading activities, from January 1, 2016 through April 28, 2016, the Equinox Frontier Long/Short Commodity Fund (Classes 2 and 3), Equinox Frontier Balanced Fund, Equinox Frontier Select Fund, Equinox Frontier Winton Fund and Equinox Frontier Heritage Fund paid to the Managing Owner a trading fee, or FCM Fee, of up to 0.75% of such Series’ NAV, calculated daily ; thereafter each of the Series pays to the Managing Owner a FCM Fee of up to 0.75% of nominal assets allocated to the trading advisors, including through investments in commodity pools available on the Galaxy Plus Platform. Until April 28, 2016, the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund (Classes 1a, 2a and 3a) and Equinox Frontier Masters Fund paid to the Managing Owner a trading fee, or FCM Fee, of up to 2.25% and a custodial/due diligence fee of 0.12% of such Series’ NAV, calculated daily: thereafter each of such Series pays to the Managing Owner a trading fee, or FCM Fee, of up to 2.25% of nominal assets allocated to the trading advisors, including through investments in commodity pools available on the Galaxy Plus Platform, and a custodial/due diligence fee of 0.12% of such Series’ NAV, calculated daily.

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

The following table summarizes fees earned by the Managing Owner for the three and nine months ended September 30, 2016 and 2015:

Three Months Ended September 30, 2016	Incentive Fee	Management Fee	Service Fee	Trading Fee

Equinox Frontier Diversified Fund	$1,082	$172,538	$54,344	363,176
Equinox Frontier Masters Fund	—	—	33,907	114,515
Equinox Frontier Long/Short Commodity Fund	—	6,851	14,402	37,307
Equinox Frontier Balanced Fund	717,152	273,609	493,659	371,721
Equinox Frontier Select Fund	4,472	96,115	85,059	46,641
Equinox Frontier Winton Fund	—	361,683	180,394	78,021
Equinox Frontier Heritage Fund	—	23,697	61,333	20,665

Three Months Ended September 30, 2015	Incentive Fee	Management Fee	Service Fee	Trading Fee

Equinox Frontier Diversified Fund	$225,279	$247,879	$97,034	$338,055
Equinox Frontier Masters Fund	—	173,088	52,129	141,248
Equinox Frontier Long/Short Commodity Fund	14,316	135,721	25,703	58,174
Equinox Frontier Balanced Fund	104,130	254,315	510,140	179,140
Equinox Frontier Select Fund	—	76,094	95,067	26,464
Equinox Frontier Winton Fund	—	289,752	184,196	69,319
Equinox Frontier Heritage Fund	—	67,180	69,701	23,325

Nine Months Ended September 30, 2016	Incentive Fee	Management Fee	Service Fee	Trading Fee

Equinox Frontier Diversified Fund	$1,145,241	$612,830	$192,417	$1,078,238
Equinox Frontier Masters Fund	242,029	282,097	117,919	$374,686
Equinox Frontier Long/Short Commodity Fund	134,601	266,967	53,791	$144,846
Equinox Frontier Balanced Fund	2,063,001	693,891	1,434,054	$729,679
Equinox Frontier Select Fund	44,339	234,838	264,208	$96,943
Equinox Frontier Winton Fund	99,067	902,598	530,072	$211,237
Equinox Frontier Heritage Fund	9,072	147,416	192,759	$61,341

Nine Months Ended September 30, 2015	Incentive Fee	Management Fee	Service Fee	Trading Fee

Equinox Frontier Diversified Fund	$1,863,521	$737,187	$327,202	$1,059,953
Equinox Frontier Masters Fund	576,374	534,244	178,120	442,582
Equinox Frontier Long/Short Commodity Fund	94,518	685,777	99,917	211,770
Equinox Frontier Balanced Fund	1,827,118	819,552	1,521,144	519,831
Equinox Frontier Select Fund	177,351	421,826	297,904	82,892
Equinox Frontier Winton Fund	622,124	862,495	534,989	192,618
Equinox Frontier Heritage Fund	131,123	245,785	202,143	65,398

The following table summarizes fees payable to the Managing Owner as of September 30, 2016 and December 31, 2015.

	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees

As of September 30, 2016

Equinox Frontier Diversified Fund	$—	$53,853	$2,195	$14,613	$116,232
Equinox Frontier Masters Fund	93,431	1,323	1,900	10,044	40,248
Equinox Frontier Long/Short Commodity Fund	—	1,622	—	4,817	12,902
Equinox Frontier Balanced Fund	718,767	139,971	27,157	153,326	55,233
Equinox Frontier Select Fund	4,473	63,415	4,546	29,863	8,420
Equinox Frontier Winton Fund	—	262,915	35,996	57,927	22,388
Equinox Frontier Heritage Fund	—	334	6,630	21,474	7,232

	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees

As of December 31, 2015

Equinox Frontier Diversified Fund	$204,914	$81,940	$11,661	$17,020	$121,065
Equinox Frontier Masters Fund	42,251	54,674	4,957	12,098	48,501
Equinox Frontier Long/Short Commodity Fund	28,408	48,210	1,368	6,841	17,129
Equinox Frontier Balanced Fund	106,563	80,574	77,642	145,576	57,450
Equinox Frontier Select Fund	—	22,884	3,549	29,092	8,515
Equinox Frontier Winton Fund	—	93,171	49,624	44,422	22,405
Equinox Frontier Heritage Fund	—	21,490	11,066	18,807	7,457

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

For the nine months ended September 30, 2016, amounts paid or owed to the Managing Owner for the difference in monthly service fees from prepaid initial service fees were $5,794 for the Equinox Frontier Balanced Fund, $25 for the Equinox Frontier Long/Short Commodity Fund, $1,727 for the Equinox Frontier Diversified Fund, $25 for the Equinox Frontier Select Fund, $597 for the Equinox Frontier Heritage Fund, $13,505 for the Equinox Frontier Winton Fund and $362 for the Equinox Frontier Masters Fund.

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

Aggregate interest income from all sources, including U.S. Treasury Securities assets net of premiums and cash held at clearing brokers, of up to the first 2% (annualized) is paid to the Managing Owner by the Equinox Frontier Balanced Fund (Class 1, and Class 2 only), Equinox Frontier Winton Fund, Equinox Frontier Select Fund, and Equinox Frontier Heritage Fund. For the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund, Equinox Frontier Masters Fund and Equinox Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a only), 20% of the total interest allocated to each Series was paid to the Managing Owner from January 1, 2016 through April 28, 2016; thereafter 100% of the interest is retained by the respective Series.

The following table outlines the interest paid by each Series to the Managing Owner and its ratio to average net assets for the three and nine months ended September 30, 2016 and 2015:

Three Months Ended
	9/30/2016	9/30/2015	9/30/2016	9/30/2015
	Gross Amount	Gross Amount
	Paid to the	Paid to the	Ratio to	Ratio to
	Managing	Managing	Average Net	Average Net
	Owner	Owner	Assets	Assets

Equinox Frontier Diversified Class 1	$995	$47,478	0.01%	0.27%
Equinox Frontier Diversified Class 2	5,366	103,124	0.01%	0.30%
Equinox Frontier Diversified Class 3	1,996	26,905	0.01%	0.34%
Equinox Frontier Masters Class 1	1,908	30,886	0.03%	0.29%
Equinox Frontier Masters Class 2	1,982	27,704	0.03%	0.31%
Equinox Frontier Masters Class 3	2,264	20,012	0.03%	0.38%
Equinox Frontier Long/Short Class 2	(232)	2,708	-0.03%	0.22%
Equinox Frontier Long/Short Class 3	(1,019)	16,758	-0.02%	0.22%
Equinox Frontier Long/Short Class 1a	(677)	12,113	-0.02%	0.22%
Equinox Frontier Long/Short Class 2a	(277)	3,611	-0.03%	0.23%
Equinox Frontier Long/Short Class 3a	(126)	2,093	-0.01%	0.27%
Equinox Frontier Balanced Fund Class 1	65,497	193,959	0.11%	0.27%
Equinox Frontier Balanced Fund Class 1AP	744	2,092	0.11%	0.01%
Equinox Frontier Balanced Fund Class 2	24,266	67,482	0.11%	0.27%
Equinox Frontier Balanced Fund Class 2A	126	1,599	0.02%	0.28%
Equinox Frontier Balanced Fund Class 3A	547	7,310	0.02%	0.27%
Equinox Frontier Select Fund Class 1	13,572	13,463	0.12%	0.10%
Equinox Frontier Select Fund Class 1AP	49	51	0.12%	0.00%
Equinox Frontier Select Fund Class 2	1,691	1,476	0.12%	0.10%
Equinox Frontier Winton Class 1	70,519	106,747	0.31%	0.41%
Equinox Frontier Winton Class 1AP	118	163	0.31%	0.00%
Equinox Frontier Winton Class 2	38,069	53,775	0.31%	0.41%
Equinox Frontier Heritage Fund Class 1	16,017	26,544	0.19%	0.27%
Equinox Frontier Heritage Fund Class 1AP	46	173	0.20%	0.01%
Equinox Frontier Heritage Fund Class 2	5,519	8,814	0.19%	0.27%
Total	$248,960	$777,040

Nine Months Ended
	9/30/2016	9/30/2015	9/30/2016	9/30/2015
	Gross Amount	Gross Amount
	Paid to the	Paid to the	Ratio to	Ratio to
	Managing	Managing	Average Net	Average Net
	Owner	Owner	Assets	Assets

Equinox Frontier Diversified Class 1	$8,801	$34,336	0.11%	0.20%
Equinox Frontier Diversified Class 2	34,827	67,171	0.09%	0.20%
Equinox Frontier Diversified Class 3	11,204	15,095	0.09%	0.19%
Equinox Frontier Masters Class 1	7,876	21,959	0.11%	0.20%
Equinox Frontier Masters Class 2	7,736	17,885	0.11%	0.20%
Equinox Frontier Masters Class 3	7,257	10,832	0.10%	0.20%
Equinox Frontier Long/Short Class 2	297	2,237	0.03%	0.18%
Equinox Frontier Long/Short Class 3	1,956	13,363	0.04%	0.18%
Equinox Frontier Long/Short Class 1a	1,392	10,050	0.04%	0.18%
Equinox Frontier Long/Short Class 2a	402	2,985	0.03%	0.19%
Equinox Frontier Long/Short Class 3a	298	1,368	0.03%	0.18%
Equinox Frontier Balanced Fund Class 1	403,740	564,041	0.65%	0.78%
Equinox Frontier Balanced Fund Class 1AP	4,600	6,719	0.65%	0.03%
Equinox Frontier Balanced Fund Class 2	147,443	213,004	0.65%	0.86%
Equinox Frontier Balanced Fund Class 2A	737	1,000	0.13%	0.17%
Equinox Frontier Balanced Fund Class 3A	3,248	4,580	0.13%	0.17%
Equinox Frontier Select Fund Class 1	26,634	54,786	0.22%	0.40%
Equinox Frontier Select Fund Class 1AP	103	200	0.22%	0.00%
Equinox Frontier Select Fund Class 2	3,225	6,178	0.22%	0.41%
Equinox Frontier Winton Class 1	259,609	348,467	1.12%	1.33%
Equinox Frontier Winton Class 1AP	423	516	1.11%	0.02%
Equinox Frontier Winton Class 2	136,727	157,203	1.11%	1.19%
Equinox Frontier Heritage Fund Class 1	61,772	88,009	0.71%	0.89%
Equinox Frontier Heritage Fund Class 1AP	329	554	0.76%	0.02%
Equinox Frontier Heritage Fund Class 2	20,980	29,061	0.71%	0.89%
Total	$1,151,617	$1,671,599

Equinox Financial Group, LLC, an affiliate of the Trust, provides management services for the Managing Owner who paid to Equinox Financial Group, LLC $0 and $730,000 for the nine months ended September 30, 2016 and 2015, and $0 and $425,000 for the three months ended September 30, 2016 and 2015, respectively. These amounts had no impact on the Series’ financial statements.

Solon Capital, LLC, an affiliate of the Trust, provides product development and marketing services to the Trust. For these services, the Managing Owner paid Solon Capital, LLC, $527,382 and $623,715, respectively, for the nine months ended September 30, 2016 and 2015 and $264,419 and $0 for the three months ended September 30, 2016 and 2015, respectively. These amounts had no impact on the Series’ financial statements.

Equinox Group Distributors LLC, an affiliate under common control of the Managing Owner, serves as wholesaler of the Trust by marketing to broker/dealer organizations.

Related Parties—During the three months ended September 30, 2016, each Series changed its administrator from BNP Paribas to Gemini Hedge Fund Services, LLC.  Gemini Hedge Fund Services is an affiliate of the Sponsor.

7.	Financial Highlights

The following information presents the financial highlights of the Trust, with respect to the Series, for the three and nine months ended September 30, 2016 and 2015.

	Equinox Frontier Diversified Fund			Equinox Frontier Masters Fund			Equinox Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 1a	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, June 30, 2016	$118.06	$133.61	$123.73	$119.85	$135.61	$126.09	$92.95	$130.55	$105.26	$130.45	$105.62
Net operating results:
Interest income	0.07	0.07	0.07	0.14	0.16	0.15	0.00	0.00	0.00	0.00	0.00
Expenses	(2.08)	(1.28)	(1.18)	(1.35)	(0.78)	(0.73)	(0.91)	(0.63)	(0.51)	(0.63)	(0.52)
Net gain/(loss) on investments, net of non-controlling interests	(0.25)	(0.78)	(0.64)	0.40	0.31	0.38	(2.30)	(4.36)	(2.98)	(3.05)	(1.63)
Net income/(loss)	(2.27)	(1.98)	(1.75)	(0.81)	(0.31)	(0.20)	(3.21)	(4.99)	(3.49)	(3.68)	(2.15)
Net asset value, September 30, 2016	$115.79	$131.63	$121.98	$119.04	$135.30	$125.89	$89.74	$125.56	$101.77	$126.77	$103.47

Ratios to average net assets (3)
Net investment income/(loss)	-6.85%	-3.60%	-3.60%	-4.01%	-1.82%	-1.82%	-4.02%	-1.99%	-1.99%	-1.99%	-1.99%
Expenses before incentive fees (4)	7.07%	3.82%	3.82%	4.48%	2.29%	2.29%	4.02%	1.99%	1.99%	1.99%	1.99%
Expenses after incentive fees (4)	7.07%	3.82%	3.82%	4.48%	2.29%	2.29%	4.02%	1.99%	1.99%	1.99%	1.99%
Total return before incentive fees (2)	-1.92%	-1.48%	-1.41%	-0.68%	-0.23%	-0.16%	-3.45%	-3.82%	-3.32%	-2.82%	-2.04%
Total return after incentive fees (2)	-1.92%	-1.48%	-1.41%	-0.68%	-0.23%	-0.16%	-3.45%	-3.82%	-3.32%	-2.82%	-2.04%

	Equinox Frontier Balanced Fund						Equinox Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a		Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2016	$130.50	$138.23	$185.92	$160.94	$160.41		$98.12	$103.93	$137.92
Net operating results:
Interest income	0.00	0.00	0.01	0.01	0.01		0.00	0.00	0.00
Expenses	(3.19)	(2.23)	(3.00)	(2.60)	(2.59)		(1.80)	(1.16)	(1.53)
Net gain/(loss) on investments, net of non-controlling interests	3.21	3.31	4.46	4.01	3.99		(0.06)	(0.02)	(0.04)
Net income/(loss)	0.02	1.08	1.46	1.41	1.40		(1.86)	(1.18)	(1.57)
Net asset value, September 30, 2016	$130.52	$139.31	$187.38	$162.35	$161.81		$96.26	$102.75	$136.35

Ratios to average net assets (3)
Net investment income/(loss)	-7.17%	-3.86%	-3.86%	-3.86%	-3.86%		-7.24%	-4.34%	-4.34%
Expenses before incentive fees (4)	6.35%	3.04%	3.04%	3.04%	3.04%		7.21%	4.31%	4.31%
Expenses after incentive fees (4)	7.19%	3.87%	3.87%	3.87%	3.87%		7.24%	4.34%	4.34%
Total return before incentive fees (2)	0.85%	1.62%	1.62%	1.71%	1.71%		-1.86%	-1.10%	-1.10%
Total return after incentive fees (2)	0.02%	0.78%	0.79%	0.88%	0.87%		-1.90%	-1.14%	-1.14%

	Equinox Frontier Winton Fund			Equinox Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2016	$171.53	$181.68	$230.67	$129.77	$137.45	$183.94
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(3.43)	(2.23)	(2.84)	(1.42)	(0.53)	(0.71)
Net gain/(loss) on investments, net of non-controlling interests	(4.88)	(5.23)	(6.63)	(3.71)	(3.88)	(5.18)
Net income/(loss)	(8.31)	(7.46)	(9.47)	(5.13)	(4.41)	(5.89)
Net asset value, September 30, 2016	$163.22	$174.22	$221.20	$124.64	$133.04	$178.05

Ratios to average net assets (3)
Net investment income/(loss)	-8.16%	-5.00%	-5.00%	-4.45%	-1.56%	-1.56%
Expenses before incentive fees (4)	8.16%	5.00%	5.00%	4.45%	1.56%	1.56%
Expenses after incentive fees (4)	8.16%	5.00%	5.00%	4.45%	1.56%	1.56%
Total return before incentive fees (2)	-4.84%	-4.11%	-4.11%	-3.95%	-3.21%	-3.20%
Total return after incentive fees (2)	-4.84%	-4.11%	-4.11%	-3.95%	-3.21%	-3.20%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees.
(4)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

	Equinox Frontier Diversified Fund			Equinox Frontier Masters Fund			Equinox Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 1a	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2015	$115.52	$129.60	$119.87	$112.87	$126.60	$117.57	$94.76	$132.10	$106.19	$132.14	$106.86
Net operating results:
Interest income	0.64	0.72	0.67	0.65	0.74	0.69	0.30	0.42	0.34	0.42	0.34
Expenses	(8.53)	(6.55)	(6.05)	(7.00)	(5.69)	(5.29)	(5.97)	(6.32)	(5.09)	(6.32)	(5.11)
Net gain/(loss) on investments, net of non-controlling interests	8.16	7.86	7.50	12.52	13.65	12.92	0.65	(0.63)	0.33	0.53	1.38
Net income/(loss)	0.27	2.03	2.11	6.17	8.70	8.32	(5.02)	(6.54)	(4.42)	(5.37)	(3.39)
Net asset value, September 30, 2016	$115.79	$131.63	$121.98	$119.04	$135.30	$125.89	$89.74	$125.56	$101.77	$126.77	$103.47

Ratios to average net assets (3)
Net investment income/(loss)	-8.24%	-5.16%	-5.16%	-6.79%	-4.57%	-4.57%	-7.65%	-5.58%	-5.58%	-5.58%	-5.55%
Expenses before incentive fees (4)	6.98%	3.91%	3.91%	6.39%	4.16%	4.16%	6.92%	4.86%	4.86%	4.86%	4.74%
Expenses after incentive fees (4)	8.95%	5.88%	5.88%	7.53%	5.31%	5.31%	8.07%	6.01%	6.01%	6.01%	5.98%
Total return before incentive fees (2)	2.21%	3.54%	3.73%	6.61%	8.02%	8.22%	-4.15%	-3.80%	-3.01%	-2.91%	-1.93%
Total return after incentive fees (2)	0.23%	1.57%	1.76%	5.47%	6.87%	7.08%	-5.30%	-4.95%	-4.16%	-4.06%	-3.17%

	Equinox Frontier Balanced Fund						Equinox Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a		Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2015	$128.03	$133.59	$179.69	$154.88	$154.37		$90.35	$94.28	$125.11
Net operating results:
Interest income	0.02	0.03	0.03	0.03	0.03		0.00	0.00	0.00
Expenses	(8.27)	(5.50)	(7.40)	(6.40)	(6.37)		(4.84)	(2.85)	(3.79)
Net gain/(loss) on investments, net of non-controlling interests	10.73	11.20	15.05	13.84	13.79		10.75	11.32	15.03
Net income/(loss)	2.49	5.72	7.69	7.47	7.44		5.91	8.47	11.24
Net asset value, September 30, 2016	$130.52	$139.31	$187.38	$162.35	$161.81		$96.26	$102.75	$136.35

Ratios to average net assets (3)
Net investment income/(loss)	-7.57%	-4.47%	-4.47%	-4.47%	-4.47%		-6.60%	-3.64%	-3.64%
Expenses before incentive fees (4)	5.26%	2.16%	2.16%	2.16%	2.16%		6.27%	3.31%	3.31%
Expenses after incentive fees (4)	7.59%	4.50%	4.50%	4.50%	4.50%		6.60%	3.64%	3.64%
Total return before incentive fees (2)	4.28%	6.62%	6.61%	7.16%	7.15%		6.87%	9.31%	9.31%
Total return after incentive fees (2)	1.94%	4.28%	4.28%	4.82%	4.82%		6.54%	8.98%	8.98%

	Equinox Frontier Winton Fund			Equinox Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2015	$164.17	$171.31	$217.51	$124.27	$129.67	$173.54
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(9.59)	(6.06)	(7.70)	(5.25)	(2.54)	(3.38)
Net gain/(loss) on investments, net of non-controlling interests	8.64	8.98	11.39	5.62	5.91	7.89
Net income/(loss)	(0.95)	2.91	3.69	0.37	3.37	4.51
Net asset value, September 30, 2016	$163.22	$174.22	$221.20	$124.64	$133.04	$178.05

Ratios to average net assets (3)
Net investment income/(loss)	-7.51%	-4.46%	-4.46%	-5.42%	-2.46%	-2.46%
Expenses before incentive fees (4)	7.23%	4.19%	4.19%	5.35%	2.38%	2.38%
Expenses after incentive fees (4)	7.51%	4.47%	4.47%	5.42%	2.46%	2.46%
Total return before incentive fees (2)	-0.30%	1.98%	1.97%	0.38%	2.68%	2.68%
Total return after incentive fees (2)	-0.58%	1.70%	1.70%	0.30%	2.60%	2.60%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees.
(4)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

	Equinox Frontier Diversified Fund			Equinox Frontier Masters Fund			Equinox Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 1a	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, June 30, 2015	115.55	128.49	118.7	110.01	122.32	113.45	107.17	148.16	119.03	148.2	119.64
Net operating results:
Interest income	0.30	0.33	0.31	0.30	0.34	0.31	0.20	0.28	0.23	0.28	0.23
Expenses	(2.46)	(1.89)	(1.75)	(2.16)	(1.69)	(1.57)	(1.96)	(1.97)	(1.58)	(1.97)	(1.59)
Net gain/(loss) on investments, net of non-controlling interests	3.61	3.75	3.53	5.16	5.57	5.25	(7.11)	(9.94)	(8.01)	(9.94)	(7.98)
Net income/(loss)	1.45	2.19	2.09	3.30	4.22	3.99	(8.87)	(11.63)	(9.36)	(11.63)	(9.34)
Net asset value, September 30, 2015	117.00	130.68	120.79	113.31	126.54	117.44	98.30	136.53	109.67	136.57	110.30

Ratios to average net assets (3)
Net investment income/(loss)	-6.06%	-3.51%	-3.51%	-6.45%	-4.22%	-4.22%	-6.47%	-4.40%	-4.40%	-4.40%	-4.38%
Expenses before incentive fees (4)	6.66%	4.11%	4.11%	7.50%	5.28%	5.28%	7.16%	5.08%	5.08%	5.08%	5.06%
Expenses after incentive fees (4)	7.05%	4.51%	4.51%	7.50%	5.28%	5.28%	7.25%	5.18%	5.18%	5.18%	5.16%
Total return before incentive fees (2)	1.65%	2.10%	2.16%	3.00%	3.45%	3.52%	-8.18%	-7.76%	-7.77%	-7.75%	-7.71%
Total return after incentive fees (2)	1.25%	1.70%	1.76%	3.00%	3.45%	3.52%	-8.28%	-7.85%	-7.86%	-7.85%	-7.81%

	Equinox Frontier Balanced Fund						Equinox Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a		Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2015	131.82	135.49	182.24	156.36	155.85		87.31	89.74	119.09
Net operating results:
Interest income	0.01	0.01	0.01	0.01	0.01		0.00	0.00	0.00
Expenses	(1.75)	(0.77)	(1.04)	(0.89)	(0.89)		(4.45)	(0.72)	(0.96)
Net gain/(loss) on investments, net of non-controlling interests	(0.18)	(0.20)	(0.26)	9.90	0.14		10.30	7.46	9.90
Net income/(loss)	(1.92)	(0.96)	(1.29)	(0.74)	(0.74)		5.85	6.74	8.94
Net asset value, September 30, 2015	129.90	134.53	180.95	155.62	155.11		93.16	96.48	128.03

Ratios to average net assets (3)
Net investment income/(loss)	-4.90%	-1.90%	-1.90%	-1.90%	-1.90%		-6.24%	-3.02%	-3.02%
Expenses before incentive fees (4)	4.82%	1.82%	1.82%	1.82%	1.82%		6.24%	3.02%	3.02%
Expenses after incentive fees (4)	4.93%	1.93%	1.93%	1.93%	1.93%		6.24%	3.02%	3.02%
Total return before incentive fees (2)	-1.35%	-0.60%	-0.60%	-0.36%	-0.36%		6.70%	7.51%	7.51%
Total return after incentive fees (2)	-1.46%	-0.71%	-0.71%	-0.47%	-0.47%		6.70%	7.51%	7.51%

	Equinox Frontier Winton Fund			Equinox Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2015	165.85	170.46	216.43	126.10	129.61	173.45
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(2.92)	(1.70)	(2.16)	(2.40)	(1.10)	(1.48)
Net gain/(loss) on investments, net of non-controlling interests	6.42	6.63	8.41	5.45	5.24	7.02
Net income/(loss)	3.50	4.93	6.25	3.05	4.14	5.54
Net asset value, September 30, 2015	169.35	175.39	222.68	129.15	133.75	178.99

Ratios to average net assets (3)
Net investment income/(loss)	-6.89%	-3.89%	3.89%	-7.39%	-1.56%	-3.30%
Expenses before incentive fees (4)	6.89%	3.89%	3.89%	7.39%	1.56%	3.30%
Expenses after incentive fees (4)	6.89%	3.89%	3.89%	7.39%	1.56%	3.30%
Total return before incentive fees (2)	2.11%	2.89%	2.89%	2.42%	3.19%	3.19%
Total return after incentive fees (2)	2.11%	2.89%	2.89%	2.42%	3.19%	3.19%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees.
(4)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

	Equinox Frontier Diversified Fund			Equinox Frontier Masters Fund			Equinox Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 1a	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2014	113.09	124.67	115.03	116.61	128.53	119.06	101.12	138.30	111.35	138.34	111.77
Net operating results:
Interest income	0.96	1.06	0.98	0.97	1.08	0.99	0.78	1.08	0.87	1.08	0.87
Expenses	(9.83)	(8.35)	(7.70)	(9.43)	(8.24)	(7.60)	(7.42)	(7.88)	(6.34)	(7.88)	(6.32)
Net gain/(loss) on investments, net of non-controlling interests	12.78	13.30	12.48	5.16	5.17	4.99	3.82	5.03	3.79	5.03	3.98
Net income/(loss)	3.91	6.01	5.76	(3.30)	(1.99)	(1.62)	(2.82)	(1.77)	(1.68)	(1.77)	(1.47)
Net asset value, September 30, 2015	117.00	130.68	120.79	113.31	126.54	117.44	98.30	136.53	109.67	136.57	110.30

Ratios to average net assets (3)
Net investment income/(loss)	-8.63%	-6.13%	-6.13%	-8.69%	-6.48%	-6.48%	-7.52%	-5.44%	-5.44%	-5.44%	-5.41%
Expenses before incentive fees (4)	6.54%	4.04%	4.04%	7.46%	5.25%	5.25%	6.73%	4.64%	4.64%	4.64%	4.53%
Expenses after incentive fees (4)	9.86%	7.18%	7.18%	9.78%	7.56%	7.56%	8.48%	6.40%	6.40%	6.40%	6.37%
Total return before incentive fees (2)	6.59%	7.95%	8.14%	-0.51%	0.77%	0.96%	-1.04%	0.47%	0.24%	0.47%	0.52%
Total return after incentive fees (2)	3.46%	4.82%	5.01%	-2.83%	-1.55%	-1.36%	-2.79%	-1.28%	-1.51%	-1.28%	-1.32%

	Equinox Frontier Balanced Fund						Equinox Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a		Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2014	131.54	133.20	179.16	153.02	152.52		95.61	96.82	128.48
Net operating results:
Interest income	0.03	0.03	0.04	0.04	0.04		0.00	0.00	0.00
Expenses	(7.16)	(4.14)	(5.57)	(4.77)	(4.76)		(16.20)	(12.25)	(16.28)
Net gain/(loss) on investments, net of non-controlling interests	5.49	5.44	7.32	7.33	7.32		13.75	11.91	15.83
Net income/(loss)	(1.64)	1.33	1.79	2.60	2.59		(2.45)	(0.34)	(0.45)
Net asset value, September 30, 2015	129.90	134.53	180.95	155.62	155.11		93.16	96.48	128.03

Ratios to average net assets (3)
Net investment income/(loss)	-6.34%	-3.34%	-3.34%	-3.34%	-3.34%		-20.64%	-14.84%	-14.84%
Expenses before incentive fees (4)	4.79%	1.78%	1.78%	1.78%	1.78%		15.90%	10.10%	10.10%
Expenses after incentive fees (4)	6.37%	3.37%	3.37%	3.37%	3.37%		20.64%	14.84%	14.84%
Total return before incentive fees (2)	0.34%	2.58%	3.28%	3.28%	3.28%		2.17%	4.38%	4.38%
Total return after incentive fees (2)	-1.25%	1.00%	1.00%	1.70%	1.70%		-2.56%	-0.35%	-0.35%

	Equinox Frontier Winton Fund			Equinox Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2014	175.95	178.18	226.23	130.28	131.93	176.56
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(9.48)	(6.09)	(8.77)	(7.39)	(4.44)	(5.95)
Net gain/(loss) on investments, net of non-controlling interests	2.88	4.11	5.22	6.26	6.26	8.38
Net income/(loss)	(6.60)	(2.79)	(3.55)	(1.13)	1.82	2.43
Net Net asset value, September 30, 2015	169.35	175.39	222.68	129.15	133.75	178.99

Ratios to average net assets (3)
Net investment income/(loss)	-6.53%	-4.47%	-4.47%	-6.95%	-3.95%	-3.95%
Expenses before incentive fees (4)	4.71%	2.65%	2.65%	5.95%	2.94%	2.94%
Expenses after incentive fees (4)	6.53%	4.47%	4.47%	6.95%	3.95%	3.95%
Total return before incentive fees (2)	-1.94%	0.25%	0.25%	0.14%	2.39%	2.38%
Total return after incentive fees (2)	-3.75%	-1.57%	-1.57%	-0.87%	1.38%	1.38%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees.
(4)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

8.	Derivative Instruments and Hedging Activities

The Series’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Series do not enter into or hold positions for hedging purposes as defined under ASC 815, Derivatives and Hedging (“ASC 815”). The detail of the fair value of the Series’ derivatives by instrument types as of September 30, 2016 and December 31, 2015 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to each Series’ position in swap contracts.

The following tables summarize the monthly averages of futures contracts bought and sold for each respective Series of the Trust:

for the Three Months Ended September 30, 2016
Monthly average contracts:
	Bought	Sold

Equinox Frontier Long/Short Commodity Fund	81	151
Equinox Frontier Balanced Fund	7,269	6,943
Equinox Frontier Diversified Fund	527	460
Equinox Frontier Select Fund	1,446	1,498
Equinox Frontier Winton Fund	3,531	3,509

for the Three Months Ended September 30, 2015
Monthly average contracts:
	Bought	Sold

Equinox Frontier Long/Short Commodity Fund	—	—
Equinox Frontier Balanced Fund	1,423	1,383
Equinox Frontier Diversified Fund	1,503	1,468
Equinox Frontier Select Fund	526	547

for the Nine Months Ended September 30, 2016
Monthly average contracts:
	Bought	Sold

Equinox Frontier Long/Short Commodity Fund	61	74
Equinox Frontier Balanced Fund	4,886	4,834
Equinox Diversified Fund	215	179
Equinox Frontier Select Fund	2,298	2,207
Equinox Frontier Winton Fund	2,631	2,466

for the Nine Months Ended September 30, 2016
Monthly average contracts:
	Bought	Sold

Equinox Frontier Long/Short Commodity Fund	—	—
Equinox Frontier Balanced Fund	4,830	4,859
Equinox Diversified Fund	7,657	7,698
Equinox Frontier Select Fund	1,664	1,743

The following tables summarize the trading revenues for the three and nine months ended September 30, 2016 and 2015 by contract type:

Realized Trading Revenue from Futures, Forwards and Options
for the Three Months Ended September 30, 2016

Type of contract	Equinox Frontier Winton Fund	Equinox Frontier Balanced Fund	Equinox Frontier Select Fund	Equinox Frontier Diversified Fund

Metals	$137,169	34,207	$(155,328)	$(234,056)
Currencies	1,564,836	(479,693)	502,259	(71,095)
Energies	(283,793)	(544,669)	(364,812)	(395,666)
Agriculturals	(285,391)	91,330	49,087	72,782
Interest rates	2,108,766	(997,159)	908,780	43,199
Stock indices	315,712	2,908,740	544,742	161,242
Realized trading income/(loss)(1)	$3,557,298	$1,012,755	$1,484,728	$(423,595)

Realized Trading Revenue from Futures, Forwards and Options
for the Three Months Ended September 30, 2015

Type of contract	Equinox Frontier Winton Fund	Equinox Frontier Balanced Fund	Equinox Frontier Select Fund	Equinox Frontier Diversified Fund

Metals	$1,299,179	$(189,899)	$794,198	$335,381
Currencies	(229,296)	(1,208,712)	(229,845)	(217,818)
Energies	1,671,570	(206,830)	906,171	564,352
Agriculturals	76,395	(463,579)	(113,195)	(201,395)
Interest rates	258,686	2,099,847	60,711	(534,819)
Stock indices	(2,519,004)	(3,568,598)	(1,072,934)	(227,684)
Realized trading income/(loss)(1)	$557,530	$(3,537,771)	$345,106	$(281,983)

Realized Trading Revenue from Futures, Forwards and Options
for the Nine Months Ended September 30, 2016

	Equinox Frontier	Equinox Frontier	Equinox Frontier	Equinox Frontier	Equinox Frontier
Type of contract	Winton Fund	Balanced Fund	Select Fund	Long/Short Fund	Diversified Fund
Metals	$(1,306,380)	163,898	$(427,660)	$(34,888)	$(234,056)
Currencies	1,239,182	(790,993)	178,904	—	(71,095)
Energies	(279,237)	(817,799)	374,789	62,750	(395,666)
Agriculturals	(547,448)	(32,097)	(172,748)	(546,400)	202,098
Interest rates	6,205,710	4,586,533	2,212,171	—	43,199
Stock indices	(1,710,476)	1,113,655	(61,395)	—	161,242
Realized trading income/(loss)(1)	$3,601,350	$4,223,196	$2,104,061	$(518,538)	$(294,279)

Realized Trading Revenue from Futures, Forwards and Options
for the Nine Months Ended September 30, 2015

Type of contract	Equinox Frontier Winton Fund	Equinox Frontier Balanced Fund	Equinox Frontier Select Fund	Equinox Frontier Diversified Fund

Metals	$(629,783)	$(563,749)	$248,620	$(144,893)
Currencies	(1,294,845)	453,336	98,621	1,562,854
Energies	(333,304)	359,219	1,600,083	1,238,321
Agriculturals	11,338	(423,024)	(140,903)	(158,127)
Interest rates	2,553,584	1,527,969	(1,045,047)	4,163,141
Stock indices	250,540	(1,298,702)	(294,613)	1,938,388
Realized trading income/(loss)(1)	$557,530	$55,049	$466,761	$8,599,684

(1) Amounts recorded in the Statements of Operations under Net realized gain(loss) on futures forwards and options.

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended September 30, 2016

Type of contract	Equinox Frontier Winton Fund	Equinox Frontier Balanced Fund	Equinox Frontier Select Fund	Equinox Frontier Diversified Fund

Metals	$(547,241)	$81,372	$28,852	$171,643
Currencies	(1,288,958)	(24,481)	(367,118)	(372,138)
Energies	(445,176)	(135,506)	(240,034)	(124,354)
Agriculturals	(59,806)	92,332	83,025	(75,503)
Interest rates	(2,754,154)	183,400	(991,267)	(503,594)
Stock indices	362,016	935,787	168,134	(347,862)
Change in unrealized trading income/(loss)(1)	$(4,733,320)	$1,132,903	$(1,318,406)	$(1,251,809)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended September 30, 2015

Type of contract	Equinox Frontier Winton Fund	Equinox Frontier Balanced Fund	Equinox Frontier Select Fund	Equinox Frontier Diversified Fund

Metals	$(629,783)	$93,155	$(125,649)	$649,972
Currencies	(1,925,681)	46,529	93,893	873,813
Energies	(333,304)	182,622	579,493	550,970
Agriculturals	11,338	(36,457)	282,052	317,301
Interest rates	2,553,584	1,065,984	286,868	680,670
Stock indices	250,540	623,609	191,103	589,881
Change in unrealized trading income/(loss)(1)	$(73,306)	$1,975,442	$1,307,760	$3,662,607

Net Change in Open Trade Equity from Futures, Forwards and Options for the Nine Months Ended September 30, 2016

	Equinox Frontier	Equinox Frontier	Equinox Frontier	Equinox Frontier	Equinox Frontier
Type of contract	Winton Fund	Balanced Fund	Select Fund	Long/Short Fund	Diversified Fund
Metals	$(751,806)	$48,088	$(147,108)	$40,106	$169,613
Currencies	427,845	(520,509)	384,274	88,181	(263,004)
Energies	(635,515)	(40,648)	(809,068)	310,673	(96,532)
Agriculturals	9,954	130,007	165,478	419,538	80,529
Interest rates	357,356	644,472	343,921	6,479	(117,044)
Stock indices	467,896	1,051,674	338,458	(17,690)	(102,221)
Change in unrealized trading income/(loss)(1)	$(124,271)	$1,313,083	$275,957	$847,287	$(328,660)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Nine Months Ended September 30, 2015

Type of contract	Equinox Frontier Winton Fund	Equinox Frontier Balanced Fund	Equinox Frontier Select Fund	Equinox Frontier Diversified Fund

Metals	$(629,783)	$100,867	$419,385	$826,351
Currencies	(1,925,681)	10,867	67,629	(193,292)
Energies	(333,304)	(447,628)	(164,736)	147,793
Agriculturals	11,338	77,334	(155,464)	90,444
Interest rates	2,553,584	134,848	(290,025)	(924,670)
Stock indices	250,540	(314,602)	(175,773)	503,774
Change in unrealized trading income/(loss)(1)	$(73,306)	$(438,314)	$(298,984)	$450,400

(1)	Amounts recorded in the Statements of Operations under Net realized gain(loss) on futures forwards and options.

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

The following tables present gross and net information about the Series’ assets and liabilities subject to master netting arrangements as disclosed on the statements of financial condition as of September 30, 2016 and December 31, 2015.

As of September 30, 2016			Net Amounts
		Gross Amounts	Presented in the
	Gross Amounts	offset in the	Statements of
	of recognized	Statements of	Financial
	Derivative Assets	Financial Condition	Condition

Equinox Frontier Balanced Fund
Open Trade Equity/(Deficit)	$1,955,555	$(453,990)	$1,501,565
Swap Contracts	16,586,708	—	16,586,708

Equinox Frontier Diversified Fund
Open Trade Equity/(Deficit)	$895,439	$(362,636)	$532,803
Swap Contracts	7,234,984	—	7,234,984

Equinox Frontier Long/Short Commodity Fund
Swap Contracts	$4,258,423	$—	$4,258,423

Equinox Frontier Heritage Fund
Swap Contracts	8,499,865	—	8,499,865

Equinox Frontier Select Fund
Open Trade Equity/(Deficit)	$1,215,602	$(529,238)	$686,364

Equinox Frontier Winton Fund
Open Trade Equity/(Deficit)	$1,615,593	$(1,401,084)	$214,509

As of December 31, 2015			Net Amounts
		Gross Amounts	Presented in the
	Gross Amounts	offset in the	Statements of
	of recognized	Statements of	Financial
	Derivative Assets	Financial Condition	Condition

Equinox Frontier Balanced Fund
Open Trade Equity/(Deficit)	$26,882	$(15,352)	$11,530
Swap Contracts	19,157,520	—	19,157,520

Equinox Frontier Diversified Fund
Swap Contracts	$8,685,849	$—	$8,685,849

Equinox Frontier Long/Short Commodity Fund
Swap Contracts	$4,332,428	$—	$4,332,428

Equinox Frontier Heritage Fund
Swap Contracts	$7,960,268	$—	$7,960,268

Equinox Frontier Select Fund
Open Trade Equity/(Deficit)	$495,020	$(32,681)	$462,339

Equinox Frontier Winton Fund
Open Trade Equity/(Deficit)	$768,118	$(168,539)	$599,579

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

11. Subsequent Events

The Trust had a change in its transfer agency provider.  Gemini Fund Services, LLC has taken on the role of transfer agent as of October 14, 2016.  Prior to this date, Phoenix American Financial Services, Inc. had acted as the Trust’s transfer agent.

Equinox Frontier Funds
Consolidated Statements of Financial Condition
September 30, 2016 (Unaudited) and December 31, 2015

	9/30/16	12/31/15

ASSETS

Cash and cash equivalents	$18,754,589	$13,975,625
U.S. Treasury securities, at fair value	47,381,524	117,478,438
Receivable from futures commission merchants	127,735,241	72,731,570
Open trade equity, at fair value	2,467,777	—
Options purchased, at fair value	262,365	526,288
Swap contracts, at fair value	36,579,979	40,136,065
Prepaid service fees	129,343	24,251
Interest receivable	291,785	2,039,516
Receivables from related parties	—	3,120
Other assets	237,058	17

Total Assets	$233,839,661	$246,914,890

LIABILITIES & CAPITAL

LIABILITIES
Open trade deficit, at fair value	$—	$4,348,870
Written options, at fair value	99,845	165,760
Due to Broker	2,254,497	—
Interest payable	9,957	—
Pending owner additions	—	36,462
Owner redemptions payable	614,346	612,170
Incentive fees payable to Managing Owner	1,124,950	382,136
Management fees payable to Managing Owner	602,808	402,943
Interest payable to Managing Owner	78,424	162,121
Trading fees payable to Managing Owner	262,654	282,522
Service fees payable to Managing Owner	292,064	273,856
Payables to related parties	45,334	63,744
Other liabilities	202,617	7

Total Liabilities	5,587,496	6,730,591

CAPITAL
Managing Owner Units	2,920,542	5,798,155
Limited Owner Units	223,596,152	234,386,144

Non-Controlling Interests	1,735,471	—

Total Capital	228,252,165	240,184,299

Total Liabilities and Capital	$233,839,661	$246,914,890

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Funds
Consolidated Condensed Schedule of Investments
September 30, 2016 (Unaudited)

		Fair	% of Total Capital
Description		Value	(Net Asset Value)

LONG FUTURES CONTRACTS *
	Various base metals futures contracts (U.S.)	$549,509	0.24%
	Various currency futures contracts (Canada)	2,760	0.00%
	Various currency futures contracts (Europe)	343,358	0.15%
	Various currency futures contracts (Far East)	108,240	0.05%
	Various currency futures contracts (Oceanic)	134,786	0.06%
	Various currency futures contracts (U.S.)	(12,505)	-0.01%
	Various energy futures contracts (U.S.)	1,458,443	0.64%
	Various interest rates futures contracts (Canada)	8,681	0.00%
	Various interest rates futures contracts (Europe)	554,813	0.24%
	Various interest rates futures contracts (Far East)	160,972	0.07%
	Various interest rates futures contracts (Oceanic)	55,529	0.02%
	Various interest rates futures contracts (U.S.)	(153,606)	-0.07%
	Various precious metal futures contracts (U.S.)	(276,498)	-0.12%
	Various soft futures contract (Europe)	(24,923)	-0.01%
	Various soft futures contract (Far East)	4,147	0.00%
	Various soft futures contract (U.S.)	(531,045)	-0.23%
	Various soft futures contracts (Europe)	801	0.00%
	Various soft futures contracts (Far East)	(316)	0.00%
	Various soft futures contracts (U.S.)	(55,032)	0.00%
	Various stock index futures contracts (Canada)	38,378	0.00%
	Various stock index futures contracts (Europe)	319,386	0.14%
	Various stock index futures contracts (Far East)	(107,123)	-0.05%
	Various stock index futures contracts (Oceanic)	85,243	0.04%
	Various stock index futures contracts (U.S.)	1,050,606	0.46%
	Total Long Futures Contracts	$3,714,605	1.63%

SHORT FUTURES CONTRACTS *
	Various base metals futures contracts (U.S.)	$(472,057)	-0.21%
	Various currency futures contracts (Canada)	(23,839)	-0.01%
	Various currency futures contracts (Europe)	362,381	0.16%
	Various currency futures contracts (Far East)	(12,736)	-0.01%
	Various currency futures contracts (Oceanic)	(61,983)	-0.03%
	Various currency futures contracts (U.S.)	142,374	0.06%
	Various energy futures contracts (Europe)	(6,311)	0.00%
	Various energy futures contracts (Far East)	(2,266)	0.00%
	Various energy futures contracts (U.S.)	(2,459,464)	-1.08%
	Various interest rates futures contracts (Canada)	(618)	0.00%
	Various interest rates futures contracts (Europe)	(11,358)	0.00%
	Various interest rates futures contracts (Far East)	(25,281)	-0.01%
	Various interest rates futures contracts (Oceanic)	(111,828)	-0.05%
	Various interest rates futures contracts (U.S.)	(112,096)	-0.05%
	Various precious metal futures contracts (Far East)	19,186	0.01%
	Various precious metal futures contracts (U.S.)	13,030	0.01%
	Various soft futures contract (Europe)	805	0.00%
	Various soft futures contract (U.S.)	921,802	0.40%
	Various soft futures contracts (Canada)	(723)	0.00%
	Various soft futures contracts (Europe)	95,739	0.04%
	Various soft futures contracts (U.S.)	222,757	0.10%
	Various stock index futures contracts (Africa)	8,011	0.00%
	Various stock index futures contracts (Europe)	(676)	0.00%
	Various stock index futures contracts (Far East)	52,264	0.02%
	Various stock index futures contracts (U.S.)	53,945	0.02%
	Total Short Futures Contracts	$(1,408,941)	-0.62%
CURRENCY FORWARDS *
	Various currency forwards contracts (NA)	$162,113	0.07%
	Total Currency Forwards	$162,113	0.07%
	Total Open Trade Equity (Deficit)	$2,467,777	1.08%

OPTIONS PURCHASED *
	Various energy futures contracts (U.S.)	16,000	0.01%
	Various stock index futures contracts (U.S.)	246,365	0.11%
	Total Options Purchased	$262,365	0.11%

OPTIONS WRITTEN *
	Various soft futures contracts (U.S.)	(2,520)	0.00%
	Various stock index futures contracts (U.S.)	$(97,325)	-0.04%
	Total Options Written	$(99,845)	-0.04%
SWAPS (1)
	Frontier Brevan Howard swap (U.S.)	$8,499,864	3.72%
	Frontier XXXIV Balanced select swap (U.S.)	16,586,708	7.27%
	Frontier XXXV Diversified select swap (U.S.)	7,234,984	3.17%
	Frontier XXXVII L/S select swap (U.S.)	4,258,423	1.87%
	Total Swaps	$36,579,979	16.03%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value	Fair Value

$ 27,000,000	US Treasury Note 6.000% due 02/15/2026 (Cost $36,863,436)	$22,826,123	10.00%
$ 20,000,000	US Treasury Note 6.875% due 08/15/2025 (Cost $28,012,500)	24,555,400	10.76%
	Total U.S. Treasury Securities	$47,381,524	20.76%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

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

Equinox Frontier Funds
Consolidated Statements of Operations
For the Three Months Ended September 30, 2016 and 2015
(Unaudited)

	2016	2015

Investment income:
Interest - net	$57,865	$241,843

Total Income	57,865	241,843

Expenses:
Incentive Fees	1,124,416	343,725
Management Fees	1,181,056	1,244,029
Service Fees - Class 1	923,098	1,033,970
Trading Fees	1,106,628	835,725
Other Fees	40,034	—

Total Expenses	4,375,232	3,457,449

Investment income/(loss) - net	(4,317,367)	(3,215,606)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	8,165,323	(3,904,245)
Net change in open trade equity/(deficit)	(6,910,531)	5,395,224
Net realized gain/(loss) on swap contracts	—	—
Net unrealized gain/(loss) on swap contracts	860,209	418,234
Net realized gain/(loss) on U.S. Treasury securities	2,155,803	—
Net unrealized gain/(loss) on U.S. Treasury securities	(3,285,352)	3,324,586
Trading commissions	(41,688)	(699,287)

Net gain/(loss) on investments	943,764	4,534,512

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(3,373,603)	1,318,906

Less: Operations attributable to non-controlling interests	(59,375)	—

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(3,314,228)	$1,318,906

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Funds
Consolidated Statements of Operations
For the Nine Months Ended September 30, 2016 and 2015
(Unaudited)

	2016	2015

Investment income:
Interest - net	$482,792	$811,474

Total Income	482,792	811,474

Expenses:
Incentive Fees	4,200,079	5,341,237
Management Fees	3,506,046	3,813,217
Service Fees - Class 1	2,785,220	3,334,861
Trading Fees	2,928,452	2,643,574
Other Fees	71,046	—

Total Expenses	13,490,843	15,132,889

Investment income/(loss) - net	(13,008,051)	(14,321,415)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	9,720,269	21,904,731
Net change in open trade equity/(deficit)	7,764,172	(8,100,112)
Net unrealized gain/(loss) on swap contracts	(3,556,086)	1,647,610
Net realized gain/(loss) on U.S. Treasury securities	7,622,697	588,474
Net unrealized gain/(loss) on U.S. Treasury securities	(2,246,802)	183,524
Trading commissions	(1,166,877)	(2,125,634)

Net gain/(loss) on investments	18,137,372	14,098,593

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	5,129,321	(222,822)

Less: Operations attributable to non-controlling interests	(59,375)	—

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$5,188,696	$(222,822)

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Funds
Consolidated Statement of Changes in Owners’ Capital
For the Nine Months Ended September 30, 2016 (Unaudited)

			Non-
	Managing	Limited	Controlling
	Owner	Owners	Interests	Total

Owners’ Capital, December 31, 2015	$5,798,155	$234,386,144	$—	$240,184,299

Sale of Units	—	6,982,912	—	6,982,912
Redemption of Units	—	(25,839,213)	—	(25,839,213)
Net increase/(decrease) in Owners’	—	—	—	—
Change in control of ownership - Private investment companies	—	—	1,676,096	1,676,096
Operations attributable to non-controlling interests	—	—	59,375	59,375
Capital resulting from operations	(2,877,613)	8,066,309	—	5,188,696

Owners’ Capital, September 30, 2016	$2,920,542	$223,596,152	$1,735,471	$228,252,165

The consolidated Trust is not unitized as are the individual Series of the Trust

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Funds
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2016 and 2015 (Unaudited)

	2016	2015

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$5,129,321	$(222,822)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity	(7,764,172)	7,123,814
Net change in options purchased	—	7,336,563
Net change in options written	—	(7,639,523)
Net change in ownership allocation of U.S. Treasury Securities	(18,872,707)	—
Net unrealized (gain)/loss on swap contracts	3,556,086	(1,647,609)
Net unrealized gain/(loss) on private investment companies	—	—
Net unrealized (gain)/loss on U.S. Treasury securities	2,246,802	(183,524)
Net realized (gain)/loss on U.S. Treasuries securities	(7,622,697)	(588,474)
(Purchases) sales of:
(Purchases) of swap contracts	—	(1,000,000)
Sales of U.S. Treasury securities	122,230,239	28,542,000
(Purchases) of U.S. Treasury securities	(26,620,440)	(21,196,875)
U.S. Treasury interest and premium paid/amortized	—	1,935,076
Increase and/or decrease in:
Receivable from futures commission merchants	(55,003,671)	9,871,056
Prepaid service fees	(105,092)	(14,997)
Interest receivable	1,747,731	1,399,917
Due to Broker	2,254,497	—
Control of ownership of Private Investment Companies	1,676,096	—
Receivable from related parties	3,120	1,453
Other assets	(237,043)	500,000
Interest payable	9,957	—
Incentive fees payable to Managing Owner	742,814	(6,321,603)
Management fees payable to Managing Owner	199,865	(54,412)
Interest payable to Managing Owner	(83,697)	(30,659)
Trading fees payable to Managing Owner	(19,868)	(52,710)
Service fees payable to Managing Owner	18,208	(58,199)
Payables to related parties	(18,410)	20,574
Other liabilities	202,611	—

Net cash provided by (used in) operating activities	23,669,550	17,719,046

Cash Flows from Financing Activities:
Proceeds from sale of capital	6,982,912	15,399,279
Payment for redemption of capital	(25,839,213)	(37,999,014)
Payment made by the Managing Owner	—	1,211,610
Pending owner additions	(36,462)	(6,709)
Redemptions payable	2,176	(69,442)

Net cash provided by (used in) financing activities	(18,890,587)	(21,464,276)

Net increase (decrease) in cash and cash equivalents	4,778,964	(3,745,230)

Cash and cash equivalents, beginning of period	13,975,625	18,977,844
Cash and cash equivalents, end of period	$18,754,589	$15,232,614

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

Purchasers of Units are Limited Owners of the Trust with respect to beneficial interests of the Series’ Units purchased. The Trust Act provides that, except as otherwise provided in the second amended and restated declaration of trust and trust agreement dated December 9, 2013, by and among the Managing Owner, Wilmington Trust Company as trustee and the unitholders, as amended from time to time (“Trust Agreement”), unitholders of the Trustwill have the same limitation of liability as do stockholders of private corporations organized under the General Corporation Law of the State of Delaware. The Trust Agreement confers substantially the same limited liability, and contains the same limited exceptions thereto, as would a limited partnership agreement for a Delaware limited partnership engaged in like transactions as the Trust. In addition, pursuant to the Trust Agreement, the Managing Owner of the Trust is liable for obligations of a Series in excess of that Series’ assets. Limited owners do not have any such liability. The Managing Owner will make contributions to the Series of the Trust necessary to maintain at least a 1% interest in the aggregate capital, profits and losses of all Series.

The Trust has been organized to pool investor funds for the purpose of trading in the U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products, precious and base metals and other commodities. The Trust may also engage in futures contracts, forwards, option contracts and other interest in derivative instruments, including swap contracts.

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

The Trust, with respect to each Series:

●	engages in the speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts), and may, from time to time, engage in cash and spot transactions;

●	allocates funds to a limited liability trading company or companies (“Trading Company” or “Trading Companies”) and Galaxy Plus entities (“Galaxy Plus”). Except as otherwise described in these notes, each Trading Company and Galaxy Plus entity has one-year renewable contracts with its own independent commodity trading advisor(s), or each, a Trading Advisor, that will manage all or a portion of such Trading Company’s and Galaxy Plus assets and make the trading decisions for the assets of each Series vested in such Trading Company and Galaxy Plus entity. Each Trading Company and Galaxy Plus entity will segregate its assets from any other Trading Company and Galaxy Plus entity;

●	maintains separate, distinct records for each Series, and accounts for the assets of each Series separately from the other Series;

●	calculates the Net Asset Value (“NAV”) of its Units for each Series separately from the other Series;

●	has an investment objective of increasing the value of each Series’ Units over the long term (capital appreciation), while managing risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments;

●	maintains each Series of Units in between two to seven sub-classes—Class 1, Class 1AP, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of Equinox Frontier Diversified Fund, Equinox Frontier Masters Fund, and Equinox Frontier Long/Short Commodity Fund are charged a service fee of up to two percent (2.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to two percent (2.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 and Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to two percent (2.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. Investors who have purchased Class 1 or Class 1a Units of Equinox Frontier Balanced Fund, Equinox Frontier Heritage Fund, Equinox Frontier Select Fund, and Equinox Frontier Winton Fund are charged a service fee of up to three percent (3.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 and Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to selling agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Equinox Frontier Diversified Fund, and Equinox Frontier Masters Fund or Class 2a Units of the Equinox Frontier Long/Short Commodity Fund sold) until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series. The Managing Owner may also pay selling agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such selling agents; and

●	all payments made to selling agents who are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and their associated persons that constitute underwriting compensation will be subject to the limitations set forth in Rule 2310(b)(4)(B)(ii) (formerly Rule 2810(b)(4)(B)(ii)) of the Conduct Rules of FINRA (“Rule 2310”). An investor’s Class 1 Units or Class 2 Units of any Series, or Class 1a Units or Class 2a Units of the Equinox Frontier Long/Short Commodity Fund or Equinox Frontier Balanced Fund will be classified as Class 3 or Class 3a Units of such Series, as applicable, when the Managing Owner determines that the fee limitation with respect to such Units has been reached or will be reached. The service fee limit applicable to each unit sold is reached upon the earlier of when (i) the aggregate initial and ongoing service fees received by the selling agent with respect to such unit equals 9% of the purchase price of such unit or (ii) the aggregate underwriting compensation (determined in accordance with FINRA Rule 2310) paid in respect of such unit totals 10% of the purchase price of such unit. No service fees are paid with respect to Class 3 or Class 3a Units. Units of any Class in a Series may be redeemed, in whole or in part, on a daily basis, at the then current NAV per Unit for such Series on the day of the week after the date the Managing Owner is in receipt of a redemption request for at least one (1) Business Day to be received by the Managing Owner prior to 4:00 PM in New York.

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

As of September 30, 2016, the Trust, with respect to the Equinox Frontier Diversified Fund and Equinox Frontier Masters Fund separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Equinox Frontier Select Fund, Equinox Frontier Winton Fund and Equinox Frontier Heritage Fund separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Equinox Frontier Long/Short Commodity Fund separates Units into a maximum of five separate Classes—Class 1a, Class 2, Class 3, Class 2a and Class 3a. The Trust, with respect to the Equinox Frontier Balanced Fund separates Units into a maximum of five Classes—Class 1, Class 1AP, Class 2, Class 2A and Class 3A. Between April 15, 2016 and September 30, 2016, a portion of the interests in Frontier Trading Company I, LLC and all of the interests in Frontier Trading Company VII, LLC, and Frontier Trading Company XXIII, LLC held by Equinox Frontier Diversified Fund, Equinox Frontier Masters Fund, Equinox Frontier Balanced Fund, and Equinox Frontier Long/Short Commodity Fund were exchanged for equivalent interests in Galaxy Plus.  The assets of Frontier Trading Company I, LLC, which included exposure to Quantmetrics Capital Management LLP’s Multi-Strategy Program, Quantitative Investment Management, LLC’s Quantitative Global Program, Quest Partners LLC’s Quest Tracker Index Program, Chesapeake Capital Management, LLC’s Diversified Program, and Doherty Advisors LLC’s Relative Value Moderate Program,  the assets of Frontier Trading Company VII, LLC, which included exposure to Emil van Essen LLC’s Multi-Strategy Program, Red Oak Commodity Advisors, Inc.’s Fundamental Diversified Program, Rosetta Capital Management, LLC’s Rosetta Trading Program, and Landmark Trading Company’s Landmark Program, and the assets of Frontier Trading Company XXIII, LLC, which included exposure to  Fort L.P.’s Global Contrarian Program have been transferred to individual Master Funds in Galaxy Plus.   Each Master Fund is sponsored and operated by Gemini Alternative Funds, LLC.  The Sponsor has contracted with the trading advisors to manage the portfolios of the Master Funds pursuant to the advisors’ respective program.  For those Series that invest in Galaxy Plus, approximately 30-70% of those Series’ assets are used to support the margin requirements of the Master Funds.  The remaining assets of the Series are split between investments in Trading Companies and a pooled cash management account that invests primarily in U.S. Treasury securities.  For those Series that do not invest in Galaxy Plus, their assets are split between investments in Trading Companies and investments in the pooled cash management account.

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

As of September 30, 2016, the consolidated balance sheet of Equinox Frontier Balanced Fund included the assets and liabilities of its majority owned Trading Companies and Galaxy Plus entities. These Trading Companies include Frontier Trading Company I, LLC and Frontier Trading Company XXXIV, LLC. The Galaxy Plus entities include Galaxy Plus Fund – QIM Feeder Fund (526) LLC, Galaxy Plus Fund – Fort Contrarian Feeder Fund (510) LLC, Galaxy Plus Fund – Doherty Feeder Fund (528) LLC and Galaxy Plus Fund – Quantmetrics Feeder Fund (527) LLC.

For the nine months ended September 30, 2016, the consolidated statement of operations of Equinox Frontier Balanced Fund included the earnings of its majority owned Trading Companies and Galaxy Plus entities listed above. Equinox Frontier Balanced Fund began investing in Galaxy Plus beginning April 15, 2016.

As of September 30, 2016, the consolidated balance sheet of Equinox Frontier Diversified Fund included the assets and liabilities of its majority owned Frontier Trading Company XXXV, LLC and the assets and liabilities of its majority owned Galaxy Plus entities, Galaxy Plus Fund – Chesapeake Feeder Fund (518) LLC and Galaxy Plus Fund – Quest Feeder Fund (517) LLC.

For the nine months ended September 30, 2016, the consolidated statement of operations of Equinox Frontier Diversified Fund included the earnings of its majority owned Trading Company and Galaxy Plus entities listed above. Equinox Frontier Diversified Fund began investing in Galaxy Plus beginning April 15, 2016.

As of and for the nine months ended September 30, 2016, the consolidated balance sheet and statement of operations of Equinox Frontier Heritage Fund included the assets and liabilities, and earnings, of its majority owned Trading Company, Frontier Trading Company XXXIX, LLC.

As of and for the nine months ended September 30, 2016, the consolidated balance sheet and statement of operations of Equinox Frontier Select Fund included the assets and liabilities, and earnings, of its majority owned Trading Company, Frontier Trading Company XV, LLC.

As of and for the nine months ended September 30, 2016, the consolidated balance sheet and statement of operations of Equinox Frontier Winton Fund included the assets and liabilities, and earnings, of its majority owned Trading Company, Frontier Trading Company II, LLC.

Frontier Trading Company XXXVIII, LLC’s assets, liabilities and earnings are allocated to all of the Series of the Trust based on their proportionate share of the cash pool. Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC Galaxy Plus Fund – LRR Feeder Fund (522) LLC are not consolidated and are accounted for using the equity method of accounting for the three months ended September 30, 2016. Through June 30, 2016, Equinox Frontier Long/Short Commodity Fund had a controlling interest in Galaxy Plus Fund - LRR Feeder Fund (522) LLC. The Statement of Operations for the nine months ended September 30, 2016 is presented with the results of Galaxy Plus Fund - LRR Feeder Fund (522) LLC consolidated through June 30, 2016.

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

Interest Income—U.S. Treasury Securities are pooled for purposes of maximizing returns on these assets to investors of all Series. Interest income from pooled cash management assets is recognized on the accrual basis and allocated daily to each Series based upon its daily proportion of ownership of the pool. Aggregate interest income from all sources, including U.S. Treasuries and assets held at a futures commission merchant (“FCM”), of up to two percentage points of the aggregate percentage yield (annualized) of net asset value less any fair market value related to swaps, is paid to the Managing Owner by the Equinox Frontier Balanced Fund (Class 1, and Class 2 only), Equinox Frontier Select Fund, Equinox Frontier Winton Fund and Equinox Frontier Heritage Fund. For the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund, Equinox Frontier Masters Fund and Equinox Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a only), 20% of the total interest allocated to each Series was paid to the Managing Owner from January 1, 2016 through April 28, 2016, thereafter 100% of the interest is retained by the respective Series. All interest not paid to the Managing Owner is interest income to the Series, and shown net on the statement of operations.

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

Income Taxes—The Trust applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust for the year ended December 31, 2015. The 2012 through 2016 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

In the opinion of the Managing Owner, (i) the Trust is treated as a partnership for Federal income tax purposes and, assuming that at least 90% of the gross income of the Trust constitutes “qualifying income” within the meaning of Section 7704(d) of the Code, (ii) the Trust is not a publicly traded partnership treated as a corporation, and (iii) the discussion set forth in the Prospectus under the heading “U.S. Federal Income Tax Consequences” correctly summarizes the material Federal income tax consequences as of the date of the Prospectus to potential U.S. Limited Owners of the purchase, ownership and disposition of Series Units of the Trust.

Fees and Expenses—All management fees, incentive fees, service fees and trading fees of the Trust are paid to the Managing Owner. It is the responsibility of the Managing Owner to pay all Trading Advisor management and incentive fees, Selling Agent Service fees and all other operating expenses and continuing offering costs of the Trust.

Service Fees—The Trust may maintain each Series of Units in three to seven sub-classes—Class 1, Class 1AP, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of Equinox Frontier Diversified Fund, Equinox Frontier Masters Fund, and Equinox Frontier Long/Short Commodity Fund are charged a service fee of up to two percent (2.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to two percent (2.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 and Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to two percent (2.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. Investors who have purchased Class 1 or Class 1a Units of Equinox Frontier Balanced Fund, Equinox Frontier Heritage Fund, Equinox Frontier Select Fund, and Equinox Frontier Winton Fund are charged a service fee of up to three percent (3.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 and Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to Selling Agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Equinox Frontier Diversified Fund and Equinox Frontier Masters Fund or Class 2a Units of the Equinox Frontier Long/Short Commodity Fund sold) until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series for administrative purposes. Currently the service fee is not charged to Class 1AP investors. The Managing Owner may also pay selling agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such Selling Agents.

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

The Managing Owner has chartered a valuation committee to provide oversight of the valuation process for the Series. The valuation committee meets at least monthly to discuss the valuation process and any valuation issues that may arise. The valuation committee is comprised of senior members of the Managing Owner’s management team with varying areas of expertise that add value to the committee. The valuation committee reports to both the Managing Owner’s Management Committee and the Trust’s Executive Committee. The valuation committee further remains in communication with the Managing Owner’s Due Diligence Committee that provides ongoing counterparty risk monitoring of the swap counterparties. The valuation committee’s designee monitors daily pricing valuation provided by the swap. The Managing Owner’s valuation committee monitors some additional input factors such as liquidity, volatility, and counterparty risk in order to further review the valuations provide by the pricing service

The following table summarizes the instruments that comprise the Trust’s financial asset portfolio, in aggregate, measured at fair value on a recurring basis as of September 30, 2016 and 2015, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

September 30, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$2,305,664	$162,113	$—	$2,467,777
Swap Contracts	—	—	36,579,979	36,579,979
U.S. Treasury Securities	47,381,524	—	—	47,381,524
Purchased Options	—	262,365	—	262,365
Written Options	—	(99,845)	—	(99,845)

				Total
December 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$(4,424,290)	$75,418	$—	$(4,348,872)
Swap Contracts	—	—	40,136,065	40,136,065
U.S. Treasury Securities	117,478,438	—	—	117,478,438
Written Options	—	526,288	—	526,288
Funds	—	(165,760)	—	(165,760)

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the statements of operations.

For the Nine
Months Ended
September 30, 2016

Balance of recurring Level 3 assets as of January 1, 2016	$40,136,065
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	(3,556,086)
Purchase of investments	—
Sale of investments
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of September 30, 2016	$36,579,979

For the Year Ended
December 31, 2015

Balance of recurring Level 3 assets as of January 1, 2015	$35,990,887
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	3,145,178
Purchase of investments	1,000,000
Sale of investments
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of December 31, 2015	$40,136,065

The Trust assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Trust’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the nine months ended September 30, 2016, the Trust did not transfer any assets between Levels 1, 2 and 3.

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at September 30, 2016:

Swap contracts	$(3,556,086)

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2015:

Swap contracts	$3,145,177

4. Swaps Contracts

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of September 30, 2016 and December 31, 2015, approximately 14.26% or $36,579,979 and 16.71% or $40,136,065, respectively, of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain swaps and is recorded as Swap Contracts, at fair value on the Statements of Financial Condition of the Trust. This cash held with the counterparty is not restricted.

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

The Trust had invested in the following swap contracts as of and for the nine months ended September 30, 2016:

	Brevan Howard	XXXIV Balanced select swap	XXXV Diversified select swap	XXXVII L/S select swap
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap

Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$11,413,283	$6,986,708	$13,851,707	$1,877,692
Termination Date	3/26/2018	8/2/2018	8/2/2018	8/7/2018
Cash Collateral	$5,985,998	$9,600,000	$3,400,000	$3,880,000
Swap Value	$2,513,865	$6,986,708	$3,834,984	$378,423
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	$539,597	($2,570,811)	($1,450,864)	($74,005)
Fair Value as of 9/30/2016	$8,499,864	$16,586,708	$7,234,984	$4,258,423

The Trust had invested in the following swap contracts as of and for the year ended December 31, 2015:

	Brevan Howard	XXXIV Balanced Select Swap	XXXV Diversified Select Swap	XXXVII L/S Select Swap
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap

Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$12,663,283	$22,580,043	$13,851,707	$1,877,592
Termination Date	3/26/2018	8/2/2018	8/2/2018	8/7/2018
Cash Collateral	$5,993,000	$9,600,000	$3,400,000	$3,880,000
Swap Value	$1,967,269	$9,557,519	$5,285,849	$452,428
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	$419,803	$910,566	$2,115,441	($300,633)
Fair Value as of 12/31/2015	$7,960,269	$19,157,519	$8,685,849	$4,332,428

5. Transactions with Affiliates

The Managing Owner contributes funds to the Trust in order to have a 1% interest in the aggregate capital, profits and losses and in return will receive units designated as general units in the Series of the Trust in which the Managing Owner invests such funds. The general units may only be purchased by the Managing Owner and may be subject to no advisory fees or management advisory fees at reduced rates. Otherwise, the general units hold the same rights as the limited units. The Managing Owner is required to maintain at least a 1% interest (“Minimum Purchase Commitment”) in the aggregate capital, profits and losses of the Trust so long as it is acting as the Managing Owner of the Trust. Such contribution was made by the Managing Owner before trading commenced for the Trust and will be maintained throughout the existence of the Trust, and the Managing Owner will make such purchases as are necessary to effect this requirement. Additionally, the Managing Owner agreed with certain regulatory bodies to maintain a 1% interest specifically in the Equinox Frontier Balanced Fund Class 1AP Units and Equinox Frontier Balanced Fund Class 2a Units, aggregated, and each of the Equinox Frontier Long/Short Commodity Fund, Equinox Frontier Diversified Fund, and Equinox Frontier Masters Fund. The 1% interest in these specific Series of the Trust is included in computing the Minimum Purchase Commitment in aggregate capital. In addition to the general units the Managing Owner receives in respect of its Minimum Purchase Commitment, the Managing Owner may purchase limited units in any Series as a Limited Owner. Principals of the Managing Owner or affiliates are allowed to own beneficial interests in the Trust, as well. All units purchased by the Managing Owner are held for investment purposes only and not for resale. The Managing Owner may make purchases or redemptions at any time on the same terms as any Limited Owner. The Trust has and will continue to have certain relationships with the Managing Owner and its affiliates.

Expenses

Management Fees—Each Series of Units pays to the Managing Owner a monthly management fee equal to a percentage of the nominal assets of such Series, calculated on a daily basis. The total amount of assets of a series allocated to trading advisors and/or reference programs, including (i) actual funds deposited in accounts directed by the trading advisors or deposited as margin in respect of swaps or other derivative instruments referencing a reference program plus (ii) any notional equity allocated to the trading advisors and any reference programs, is referred to herein as the “nominal assets” of the series. The annual rate of the management fee is: 0.5% for the Equinox Frontier Balanced Fund Class 1, Class 2 and Class 3, 1.0% for the Equinox Frontier Balanced Fund Class 1AP, Class 2a and Class 3a, 2.0% for the Equinox Frontier Winton Fund, Equinox Frontier Long/Short Commodity Fund Class 1a, Class 2a and Class 3a and Equinox Frontier Masters Fund, 0.75% for Equinox Frontier Diversified Fund, 2.5% for the Equinox Frontier Heritage Fund and Equinox Frontier Select Fund, and 3.5% for the Equinox Frontier Long/Short Commodity Fund Class 1, Class 2 and Class 3. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) and/or waive (up to the percentage specified) any such management fee to the extent any related management fee is paid by a trading company or estimated management fee is embedded in a swap or other derivative instrument. Any management fee embedded in a swap or other derivative instrument may be greater or less than the management fee that would otherwise be charged to the series by the Managing Owner. As of the date of this Form 10-Q, the trading advisor for a series that has invested in a swap has not received any management fees directly from the series for such swap, and instead the relevant trading advisor receives compensation via the fees embedded in the swap.

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

Trading Fees—In connection with each Series’ trading activities, from January 1, 2016 through April 28, 2016, the Equinox Frontier Long/Short Commodity Fund (Classes 2 and 3), Equinox Frontier Balanced Fund, Equinox Frontier Select Fund, Equinox Frontier Winton Fund and Equinox Frontier Heritage Fund paid to the Managing Owner a trading fee, or FCM Fee, of up to 0.75% of such Series’ NAV, calculated daily ; thereafter each of the Series pays to the Managing Owner a FCM Fee of up to 0.75% of nominal assets allocated to the trading advisors, including through investments in commodity pools available on the Galaxy Plus Platform. Until April 28, 2016, the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund (Classes 1a, 2a, and 3a) and Equinox Frontier Masters Fund paid to the Managing Owner a trading fee, or FCM Fee, of up to 2.25% and a custodial/due diligence fee of 0.12% of such Series’ NAV, calculated daily, thereafter each of such Series pays to the Managing Owner a trading fee, or FCM Fee, of up to 2.25% of nominal assets allocated to the trading advisors, including through investments in commodity pools available on the Galaxy Plus Platform,and a custodial/due diligence fee of 0.12% of such Series’ NAV, calculated daily.

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

As of September 30, 2016, the Trust has a payable to the Managing Owner in the amounts of $1,124,950, $602,808, $, $78,424 and $262,654 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

As of December 31, 2015, the Trust has a payable to the Managing Owner in the amounts of $382,136, $402,943, $162,121, $282,522 and $273,856 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

For the three months ended September 30, 2016 the Trust paid the Managing Owner $1,124,416, $1,181,056, $923,098 and $1,106,628 for incentive fees, management fees, service fees, and trading fees, respectively.

For the three months ended September 30, 2015, the Trust paid the Managing Owner $343,725, $1,244,029, $1,033,970 and $835,725for incentive fees, management fees, service fees, and trading fees, respectively.

For the nine months ended September 30, 2016, the Trust paid the Managing Owner $4,200,079, $3,506,046, $2,785,220 and $2,928,452 for incentive fees, management fees, service fees, and trading fees, respectively.

For the nine months ended September 30, 2015, the Trust paid the Managing Owner $5,341,237, $3,813,217, $3,334,861 and $2,643,574 for incentive fees, management fees, service fees, and trading fees, respectively.

With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed therefore by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk and enjoys the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months. For the nine months ended September 30, 2016 and 2015, amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees were $12 and $22,295, respectively.

Aggregate interest income from all sources, including U.S. Treasury Securities assets net of premiums and cash held at clearing brokers, of up to the first 2% (annualized) is paid to the Managing Owner by the Equinox Frontier Balanced Fund (Class 1 and Class 2 only), Equinox Frontier Winton Fund, Equinox Frontier Select Fund, and Equinox Frontier Heritage Fund. For the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund, Equinox Frontier Masters Fund, and Equinox Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a only), 20% of the total interest allocated to each Series was paid to the Managing Owner from January 1, 2016 through April 28, 2016; thereafter 100% of the interest is retained by the respective Series.

The following table outlines the interest paid by each Series to the Managing Owner and its ratio to average net assets for the three and nine months ended September 30, 2016 and 2015:

Three Months Ended
	9/30/2016	9/30/2015	9/30/2016	9/30/2015
	Gross Amount	Gross Amount
	Paid to the	Paid to the	Ratio to	Ratio to
	Managing	Managing	Average Net	Average Net
	Owner	Owner	Assets	Assets

Equinox Frontier Diversified Class 1	$995	$47,478	0.01%	0.27%
Equinox Frontier Diversified Class 2	5,366	103,124	0.01%	0.30%
Equinox Frontier Diversified Class 3	1,996	26,905	0.01%	0.34%
Equinox Frontier Masters Class 1	1,908	30,886	0.03%	0.29%
Equinox Frontier Masters Class 2	1,982	27,704	0.03%	0.31%
Equinox Frontier Masters Class 3	2,264	20,012	0.03%	0.38%
Equinox Frontier Long/Short Class 2	(232)	2,708	-0.03%	0.22%
Equinox Frontier Long/Short Class 3	(1,019)	16,758	-0.02%	0.22%
Equinox Frontier Long/Short Class 1a	(677)	12,113	-0.02%	0.22%
Equinox Frontier Long/Short Class 2a	(277)	3,611	-0.03%	0.23%
Equinox Frontier Long/Short Class 3a	(126)	2,093	-0.01%	0.27%
Equinox Frontier Balanced Fund Class 1	65,497	193,959	0.11%	0.27%
Equinox Frontier Balanced Fund Class 1AP	744	2,092	0.11%	0.01%
Equinox Frontier Balanced Fund Class 2	24,266	67,482	0.11%	0.27%
Equinox Frontier Balanced Fund Class 2A	126	1,599	0.02%	0.28%
Equinox Frontier Balanced Fund Class 3A	547	7,310	0.02%	0.27%
Equinox Frontier Select Fund Class 1	13,572	13,463	0.12%	0.10%
Equinox Frontier Select Fund Class 1AP	49	51	0.12%	0.00%
Equinox Frontier Select Fund Class 2	1,691	1,476	0.12%	0.10%
Equinox Frontier Winton Class 1	70,519	106,747	0.31%	0.41%
Equinox Frontier Winton Class 1AP	118	163	0.31%	0.00%
Equinox Frontier Winton Class 2	38,069	53,775	0.31%	0.41%
Equinox Frontier Heritage Fund Class 1	16,017	26,544	0.19%	0.27%
Equinox Frontier Heritage Fund Class 1AP	46	173	0.20%	0.01%
Equinox Frontier Heritage Fund Class 2	5,520	8,814	0.19%	0.27%
Total	$248,960	$777,040

Nine Months Ended
	9/30/2016	9/30/2015	9/30/2016	9/30/2015
	Gross Amount	Gross Amount
	Paid to the	Paid to the	Ratio to	Ratio to
	Managing	Managing	Average Net	Average Net
	Owner	Owner	Assets	Assets

Equinox Frontier Diversified Class 1	$8,801	$34,336	0.11%	0.20%
Equinox Frontier Diversified Class 2	34,827	67,171	0.09%	0.20%
Equinox Frontier Diversified Class 3	11,204	15,095	0.09%	0.19%
Equinox Frontier Masters Class 1	7,876	21,959	0.11%	0.20%
Equinox Frontier Masters Class 2	7,736	17,885	0.11%	0.20%
Equinox Frontier Masters Class 3	7,257	10,832	0.10%	0.20%
Equinox Frontier Long/Short Class 2	297	2,237	0.03%	0.18%
Equinox Frontier Long/Short Class 3	1,956	13,363	0.04%	0.18%
Equinox Frontier Long/Short Class 1a	1,392	10,050	0.04%	0.18%
Equinox Frontier Long/Short Class 2a	402	2,985	0.03%	0.19%
Equinox Frontier Long/Short Class 3a	298	1,368	0.03%	0.18%
Equinox Frontier Balanced Fund Class 1	403,740	564,041	0.65%	0.78%
Equinox Frontier Balanced Fund Class 1AP	4,600	6,719	0.65%	0.03%
Equinox Frontier Balanced Fund Class 2	147,443	213,004	0.65%	0.86%
Equinox Frontier Balanced Fund Class 2A	737	1,000	0.13%	0.17%
Equinox Frontier Balanced Fund Class 3A	3,248	4,580	0.13%	0.17%
Equinox Frontier Select Fund Class 1	26,634	54,786	0.22%	0.40%
Equinox Frontier Select Fund Class 1AP	103	200	0.22%	0.00%
Equinox Frontier Select Fund Class 2	3,225	6,178	0.22%	0.41%
Equinox Frontier Winton Class 1	259,609	348,467	1.12%	1.33%
Equinox Frontier Winton Class 1AP	423	516	1.11%	0.02%
Equinox Frontier Winton Class 2	136,727	157,203	1.11%	1.19%
Equinox Frontier Heritage Fund Class 1	61,772	88,009	0.71%	0.89%
Equinox Frontier Heritage Fund Class 1AP	329	554	0.76%	0.02%
Equinox Frontier Heritage Fund Class 2	20,981	29,061	0.71%	0.89%
Total	$1,151,617	$1,671,599

Equinox Financial Group, LLC, an affiliate of the Trust, provides management services for the Managing Owner who paid $0 and $730,000 for the nine months ended September 30, 2016 and 2015, and $264,419 and $0 for the three months ended September 30, 2016 and 2015, respectively. These amounts have no impact on the Series’ financial statements.

Solon Capital, LLC, an affiliate of the Trust, provides product development and marketing services. For these services, the Managing Owner paid Solon Capital, LLC, $0 and $623,715, respectively, for the nine months ended September 30, 2016 and 2015 and $0 and $307,442 for the three months ended September 30, 2016 and 2015, respectively. These amounts have no impact on the Series’ financial statements.

Equinox Group Distributors LLC, an affiliate under common control of the Managing Owner, serves as wholesaler of the Trust by marketing to broker/dealer organizations.

During the three months ended September 30, 2016 each Series changed its administrator from BNP Paribas to Gemini Hedge Fund Services, LLC.  Gemini Hedge Fund Services, LLC is an affiliate of the Sponsor.

6. Financial Highlights

The following information presents the financial highlights of the Trust for the three and nine months ended September 30, 2016 and 2015. This data has been derived from the information presented in the consolidated financial statements.

Three months ended
	2016	2015

Ratios to average net assets (1)
Net investment gain/(loss) (1)	-5.97%	-4.69%
Expenses before incentive fees (3)	5.58%	4.93%
Expenses after incentive fees (3)	6.07%	5.07%

Total return before incentive fees (2)	-0.95%	0.66%
Total return after incentive fees (2)	-1.43%	0.53%

Nine months ended
	2016	2015

Ratios to average net assets (1)
Net investment gain/(loss) (1)	-6.73%	-6.54%
Expenses before incentive fees (3)	5.24%	4.94%
Expenses after incentive fees (3)	7.01%	6.95%

Total return before incentive fees (2)	3.96%	1.27%
Total return after incentive fees (2)	2.19%	-0.08%

(1)	Annualized with the exception of incentive fees.
(2)	Total returns are not annualized.
(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Consolidated Statements of Operations of the Trust. See footnote 5.

The Trust financial highlights are calculated based upon the Trust’s consolidated financial statements. The consolidated Trust does not issue units and therefore the financial highlights do not disclose any unitized data.

7. Derivative Instruments and Hedging Activities

The Trust’s primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trust does not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trust’s derivatives by instrument types as of September 30, 2016 and December 31, 2015 is included in the Consolidated Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trust’s positions in swap contracts.

For the three and nine months ended September 30, 2016 and 2015, the monthly average of futures contracts bought was approximately 51,346 and 10,232, respectively and sold was approximately 50,577 and 10,304, respectively.

Realized Trading Revenue from Futures, Forwards and Options
for the Three Months Ended September 30, 2016

Type of contract

Metals	$583,815
Currencies	1,114,620
Energies	423,499
Agriculturals	(332,644)
Interest rates	1,923,178
Stock indices	4,452,854
Realized trading income/(loss)(1)	$8,165,323

Realized Trading Revenue from Futures, Forwards and Options
for the Three Months Ended September 30, 2015

Type of contract

Metals	$2,479,348
Currencies	(1,895,930)
Energies	6,449,121
Agriculturals	(527,759)
Interest rates	(127,865)
Stock indices	(10,281,160)
Realized trading income/(loss)(1)	$(3,904,245)

Realized Trading Revenue from Futures, Forwards and Options
for the Nine Months Ended September 30, 2016

Type of contract

Metals	$(4,841,613)
Currencies	(3,513,673)
Energies	2,367,334
Agriculturals	(1,475,832)
Interest rates	17,331,004
Stock indices	(146,952)
Realized trading income/(loss)(1)	$9,720,269

Realized Trading Revenue from Futures, Forwards and Options
for the Nine Months Ended September 30, 2015

Type of contract

Metals	$(1,050,465)
Currencies	2,238,262
Energies	11,201,093
Agriculturals	(609,537)
Interest rates	8,022,959
Stock indices	2,102,419
Realized trading income/(loss)(1)	$21,904,731

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended September 30, 2016

Type of contract

Metals	$(515,783)
Currencies	(2,066,999)
Energies	(1,166,561)
Agriculturals	(131,343)
Interest rates	(4,152,491)
Stock indices	1,122,646
Change in unrealized trading income/(loss)(1)	$(6,910,531)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended September 30, 2015

Type of contract

Metals	$(165,881)
Currencies	(644,008)
Energies	(3,278,490)
Agriculturals	426,232
Interest rates	5,601,833
Stock indices	3,455,538
Change in unrealized trading income/(loss)(1)	$5,395,224

Net Change in Open Trade Equity from Futures, Forwards and Options for the Nine Months Ended September 30, 2016

Type of contract

Metals	$1,937,944
Currencies	133,102
Energies	1,583,719
Agriculturals	436,654
Interest rates	1,761,984
Stock indices	1,910,770
Change in unrealized trading income/(loss)(1)	$7,764,172

Net Change in Open Trade Equity from Futures, Forwards and Options for the Nine Months Ended September 30, 2015

Type of contract

Metals	$725,357
Currencies	(2,649,965)
Energies	(7,965,479)
Agriculturals	864,292
Interest rates	1,206,417
Stock indices	(280,735)
Change in unrealized trading income/(loss)(1)	$(8,100,113)

(1)	Amounts recorded in the Statements of Operations under Net realized gain(loss) on futures forwards and options.

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

The following tables present gross and net information about the Trust’s assets and liabilities subject the master netting arrangements as disclosed on the consolidated statements of financial condition as of September 30, 2016 and December 31, 2015:

Offsetting of Derivative Assets and Liabilities

As of September 30, 2016			Net Amounts
		Gross Amounts	Presented in the
	Gross Amounts	offset in the	Statement of
	of recognized	Statement of	Financial
	Derivative Assets	Financial Condition	Condition

Open Trade Equity/(Deficit)	$6,930,061	$(4,462,284)	$2,467,777
Options Purchased	262,365	—	262,365
Options Written	—	(99,845)	(99,845)
Swap Contracts	36,579,979	—	36,579,979

Offsetting of Derivative Assets and Liabilities

As of December 31, 2015			Net Amounts
		Gross Amounts	Presented in the
	Gross Amounts	offset in the	Statement of
	of recognized	Statement of	Financial
	Derivative Assets	Financial Condition	Condition

Open Trade Equity/(Deficit)	$2,101,541	$(6,450,411)	$(4,348,870)
Options Purchased	526,288	—	526,288
Options Written	—	(165,760)	(165,760)
Swap Contracts	40,136,065	—	40,136,065

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

10. Subsequent Events

The Trust had a change in its transfer agency provider.  Gemini Fund Services, LLC has taken on the role of transfer agent as of October 14, 2016.  Prior to this date, Phoenix American Financial Services, Inc. had acted as the Trust’s transfer agent.

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

The trading system of each of the major commodity trading advisors used by the Trading Companies is as follows:

Major Commodity Trading Advisor	Trading System Style
BH-DG Systematic Trading LLP	Systematic
Chesapeake Capital Corporation	Systematic
Crabel Capital Management, LLC	Systematic
Emil Van Essen, LLC	Discretionary
Fort, L.P.	Systematic
H2O Asset Management	Systematic
J E Moody & Company	Systematic
Quantitative Investment Management, LLC	Systematic
QuantMetrics Capital Management LLP	Systematic
Quest Partners LLC	Systematic
Red Oak Commodity Advisors, Inc.	Discretionary
Rosetta Capital Management, LLC	Discretionary
Transtrend B.V.	Systematic
Winton Capital Management Ltd.	Systematic

As of September 30, 2016, the allocation of the assets of each applicable Series of the Trust between the Trading Advisors was as follows:

	Equinox	Equinox	Equinox	Equinox	Equinox	Equinox	Equinox
	Frontier	Frontier	Frontier	Frontier	Frontier	Frontier	Frontier
Advisor	Diversified	Long/Short	Masters	Balanced	Select	Winton	Heritage
Beach Horizon	—	—	—	5%	—	—	—
BH- DG Systematic Trading LLP	—	—	—	—	57%	—	42%
Chesapeake Capital Corporation	9%	19%	25%	—	—	—	—
Crabel Capital Management, LLC	4%	—	—	5%	—	—	—
Doherty	5%			5%
Emil Van Essen, LLC	9%	24%	23%	8%	—	—	—
Fort, L.P.	15%	—	—	0%	—	—	—
H2O Asset Management	7%	—	—	11%	—	—	—
J E Moody & Company	—	11%	—	—	—	—	—
Landmark	4%	4%		3%
Quantitative Investment Management, LLC	23%	—	—	22%	—	—	—
QuantMetrics Capital Management LLP	15%	—	—	15%	—	—	—
Quest Partners LLC	2%	—	—	2	—	—	—
Red Oak Commodity Advisors, Inc.	—	22%	—	—	—	—	—
Rosetta Capital Management, LLC	—	21%	—	—	—	—	—
Transtrend B.V.	—	—	28%	—	43%	—	—
Winton Capital Management Ltd.	8%	—	24%	10%	—	100%	58%

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At June 30,2016, cash deposited at the clearing brokers was $123,501,103 for the Trust. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each month. Currently, with the Federal Funds target rate at 0.25% to 0.5%, this amount is estimated to be 0.25%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds and time deposits. Aggregate interest income from all sources, including assets held at clearing brokers, of up to 2% (annualized) is paid to the Managing Owner by the Equinox Frontier Balanced Fund (Class 1 and Class 2 only), Equinox Frontier Winton Fund, Equinox Frontier Select Fund, and Equinox Frontier Heritage Fund. For the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund, Equinox Frontier Masters Fund and Equinox Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a only), 20% of the total interest allocated to the Series was paid to the Managing Owner from January 1, 2016 through April 28, 2016; thereafter 100% of the interest is retained by the respective Series.. The amount reflected in the financial statements for the Trust and Series are disclosed on a net basis. Due to some classes not exceeding the 2% paid to the Managing Owner, amounts earned by those classes may be zero.

Approximately 10% to 30% of the Trust’s assets are expected to be committed as required margin for futures contracts and forwards and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations there under. Approximately 2% to 6% of the Trust’s assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 64% to 88% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. federally chartered banks. As of September 30, 2016, total cash and cash equivalents held at banking institutions were $1,139,165 for the Equinox Frontier Diversified Fund, $0 the Equinox Frontier Long/Short Commodity Fund, $932,192 for the Equinox Frontier Masters Fund, $2,277,583 for the Equinox Frontier Balanced Fund, $472,330 for the Equinox Frontier Select Fund, $3,485,693 for the Equinox Frontier Winton Fund, and $660,350 for the Equinox Frontier Heritage Fund.

As a commodity pool, the Trust has large cash positions. Such cash positions are used to pay margin for the trading of futures, forwards and options, and also to pay redemptions. Generally, the Trust has not been forced to liquidate positions to fund redemptions. During the nine months ended September 30, 2016, the Trust was able to pay all redemptions.

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

Results of Operations

Series Returns and Other Information

The returns for each Series and Class of Units for the nine months ended September 30, 2016 and 2015, and related information, are discussed below. The activities of the Trust on a consolidated basis are explained through the activity of the underlying Series. Please refer to the discussion of the Series activities in relation to the Trust on a consolidated basis.

Each Series had exposure to commodity interest positions within one or more sectors during nine months ended September 30, 2016 and 2015. The performance of each Series was impacted over the course of the periods by, among other things, the relative performance of the relevant sector or sectors and the commodities within those sectors, the changing allocations among, and the specific positions taken by the Series’ Trading Advisors in, the relevant sector(s) and commodities, and the timing of entries and exits. For certain of the Series, a sector attribution chart has been included at the end of the relevant discussion. Each chart depicts the performance of the relevant Series’ positions within each of the relevant sectors (determined by the Managing Owner using monthly gross return and NAV figures, with various adjustments to net out a proportional allocation of the fees and expenses chargeable to the Series) during the periods presented.

Three months ended September 30, 2016 Compared to Three Months Ended September 30, 2015.

Equinox Frontier Diversified Fund

The Equinox Frontier Diversified Fund— Class 1 NAV lost 1.92% and gained 1.25%, respectively, for the three months ended September 30, 2016 and 2015, net of fees and expenses; the Equinox Frontier Diversified Fund—Class 2 NAV lost 1.48% and gained 1.70%, respectively for the three months ended September 30, 2016 and 2015, net of fees and expenses; the Equinox Frontier Diversified Fund—Class 3 NAV lost 1.41% and gained 1.76%, respectively for the three months ended September 30, 2016 and 2015.

For the three months ended September 30, 2016, the Equinox Frontier Diversified Fund recorded net loss on investments of $800,763 net investment income of $31,817, and total expenses of $598,421 resulting in a net decrease in Owners’ capital from operations of $862,922, after non-controlling interest of 504,446. For the three months ended September 30, 2015, the Equinox Frontier Diversified Fund recorded net gain on investments of $3,137,315, net investment income of $142,006, and total expenses of $908,247 resulting in a net increase in Owners’ capital from operations of $885,542, after non-controlling interests of $1,485,532.

Please see additional discussion under “Nine months Ended September 30, 2016 Compared to Nine months Ended September 30, 2015 – Equinox Frontier Diversified Fund.”

Equinox Frontier Masters Fund

The Equinox Frontier Masters Fund—Class 1 NAV lost 0.68% and gained 3.00% for the three months ended September 30, 2016 and 2015 net of fees and expenses; the Equinox Frontier Masters Fund —Class 2 NAV lost 0.23% and gained 3.45% for the three months ended September 30, 2016 and 2015, net of fees and expenses; the Equinox Frontier Masters Fund—Class 3 NAV lost 0.16% and gained 3.52% for the three months ended September 30, 2016 and 2015, net of fees and expenses.

For the three months ended September 30, 2016, the Equinox Frontier Masters Fund recorded net gain on investments of $200,199, net investment income of $23,296, and total expenses of $281,843, resulting in a net decrease in Owners’ capital from operations of $58,348. For the three months ended September 30, 2015, the Equinox Frontier Masters Fund recorded net gain on investments of $1,049,605, net investment income of $62,881, and total expenses of $366,465, resulting in a net increase in Owners’ capital from operations of $746,021.

Please see additional discussion under “Nine months Ended September 30, 2016 Compared to Nine months Ended September 30, 2015—Equinox Frontier Masters Fund.”

Equinox Frontier Long/Short Commodity Fund

The Equinox Frontier Long/Short Commodity Fund—Class 2 NAV lost 3.82% and lost 7.85%, respectively, for the three months ended September 30, 2016, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund —Class 3 NAV lost 2.82% and lost 7.85% respectively for the three months ended September 30, 2016, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund —Class 1a NAV lost 3.45% and lost 8.28% respectively, for the three months ended September 30, 2016, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund —Class 2a NAV lost 3.32% and lost 7.86% respectively, for the three months ended September 30, 2016, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund Class 3a NAV lost 2.04% and lost 7.81%, respectively, for the three months ended September 30, 2016, net of fees and expenses.

For the three months ended September 30, 2016, the Equinox Frontier Long/Short Commodity Fund recorded net loss on investments of $263,186, net investment income of $0, and total expenses of $65,347, resulting in a net decrease in Owners’ capital from operations of $392,162. For the three months ended September 30, 2015, the Equinox Frontier Long/Short Commodity Fund recorded net loss on investments of $1,047,364, net investment income of $29,827, and total expenses of $233,914, resulting in a net decrease in Owners’ capital from operations of $1,251,451.

Please see additional discussion under “Nine months Ended September 30, 2016 Compared to Nine months Ended September 30, 2015 – Equinox Frontier Long/Short Commodity Fund.”

Equinox Frontier Balanced Fund

The Equinox Frontier Balanced Fund—Class 1 NAV gained 0.02% and lost 1.46%, respectively, for the three months ended September 30, 2016 and 2015, net of fees and expenses; the Equinox Frontier Balanced Fund — Class 2 NAV gained 0.79% and lost 0.71%, respectively, for the three months ended September 30, 2016 and 2015, net of fees and expenses; the Equinox Frontier Balanced Fund — Class 2a NAV gained 0.88% and lost 0.47%, respectively, for the three months ended September 30, 2016 and 2015, net of fees and expenses; the Equinox Frontier Balanced Fund — Class 3a NAV gained 0.87% and lost 0.47%, respectively, for the three months ended September 30, 2016 and 2015, net of fees and expenses; the Equinox Frontier Balanced Fund — Class 1AP NAV gained 0.78% and lost 0.71% for the three months ended September 30, 2016 and 2015, net of fees and expenses.

For the three months ended September 30, 2016, the Equinox Frontier Balanced Fund recorded net gain on investments of $2,342,951 net investment income of $2,752, and total expenses of $1,859,410, resulting in a net increase in Owners’ capital from operations of $243,862, after non-controlling interests of $242,432. For the three months ended September 30, 2015, the Equinox Frontier Balanced Fund recorded net loss on investments of $16,101, net investment income of $7,127, and total expenses of $1,047,725, resulting in a net decrease in Owners’ capital from operations of $1,161,838, after non-controlling interests of $105,139.

Please see additional discussion under “Nine months Ended September 30, 2016 Compared to Nine months Ended September 30, 2015 – Equinox Frontier Balanced Fund.”

Equinox Frontier Select Fund

The Equinox Frontier Select Fund—Class 1 NAV lost 1.90% and gained 6.70%, respectively, for the three months ended September 30, 2016 and 2015, net of fees and expenses; the Equinox Frontier Select Fund —Class 2 NAV lost 1.14% and gained 7.51% respectively for the three months ended September 30, 2016 and 2015, net of fees and expenses; the Equinox Frontier Select Fund —Class 1AP NAV lost 1.14% and gained 7.51%, respectively, for the three months ended September 30, 2016 and 2015.

For the three months ended September 30, 2016, the Equinox Frontier Select Fund recorded net gain on investments of $10,160, net investment income of $0, and total expenses of $232,287, resulting in a net decrease in Owners’ capital from operations of $234,575, after non-controlling interests of $12,448. For the three months ended September 30, 2015, the Equinox Frontier Select Fund recorded net gain on investments of $1,808,306, net investment income of $0, and total expenses of $197,625, resulting in a net increase in Owners’ capital from operations of $895,851, after non-controlling interests of $714,830.

Please see additional discussion under “Nine months Ended September 30, 2016 Compared to Nine months Ended September 30, 2015 – Equinox Frontier Select Fund.”

Equinox Frontier Winton Fund

The Equinox Frontier Winton Fund—Class 1 NAV lost 4.84% and gained 2.11%, respectively, for the three months ended September 30, 2016 and 2015, net of fees and expenses; the Equinox Frontier Winton Fund —Class 2 NAV lost 4.11% and gained 2.89%, respectively, for the three months ended September 30, 2016 and 2015, net of fees and expenses; the Equinox Frontier Winton Fund —Class 1AP NAV lost 4.11% and gained 2.89%, respectively, for the three months ended September 30, 2016 and 2015.

For the three months ended September 30, 2016, the Equinox Frontier Winton Fund recorded net loss on investments of $1,783,567, net investment income of $0, and total expenses of $620,098, resulting in a net decrease in Owners’ capital from operations of $1,643,430, after non-controlling interests of $760,235. For the three months ended September 30, 2015, the Equinox Frontier Winton Fund recorded net gain on investments of $1,646,828, net investment income of $1, and total expenses of $543,267, resulting in a net increase in Owners’ capital from operations of $885,063, after non-controlling interests of $218,499.

Please see additional discussion under “Nine months Ended September 30, 2016 Compared to Nine months Ended September 30, 2015 – Equinox Frontier Winton Fund.”

Equinox Frontier Heritage Fund

The Equinox Frontier Heritage Fund—Class 1 NAV lost 3.95% and gained 2.42%, respectively, for the three months ended September 30, 2016 and 2015 net of fees and expenses; the Equinox Frontier Heritage Fund —Class 2 NAV lost 3.20% and gained 3.19%, respectively for the three months ended September 30, 2016 and 2015, net of fees and expenses; the Equinox Frontier Heritage Fund —Class 1AP NAV lost 3.21% and gained 3.19%, respectively, for the three months ended September 30, 2016.

For the three months ended September 30, 2016, the Equinox Frontier Heritage Fund recorded net loss on investments of $386,484, net investment loss income $0, and total expenses of $105,695, resulting in a net decrease in Owners’ capital from operations of $429,665, after non-controlling interests of $62,514. For the three months ended September 30, 2015, the Equinox Frontier Heritage Fund recorded net gain on investments of $677,482, net investment income of $1, and total expenses of $160,206, resulting in a net increase in Owners’ capital from operations of $319,718, after non-controlling interests of $197,559.

Please see additional discussion under “Nine months Ended September 30, 2016 Compared to Nine months Ended September 30, 2015 – Equinox Frontier Heritage Fund.”

Nine months Ended September 30, 2016 Compared to Nine months Ended September 30, 2015.

Equinox Frontier Diversified Fund

2016

The Equinox Frontier Diversified Fund—Class 1 NAV gained 0.23% for the nine months ended September 30, 2016, net of fees and expenses; the Equinox Frontier Diversified Fund—Class 2 NAV gained 1.57% for the nine months ended September 30, 2016, net of fees and expenses, the Equinox Frontier Diversified Fund—Class 3 NAV gained 1.76% for the nine months ended September 30, 2016.

For the nine months ended September 30, 2016, the Equinox Frontier Diversified Fund recorded net gain on investments of $2,191,106, net investment income of $312,594, and total expenses of $3,036,001 resulting in a net increase in Owners’ capital from operations of $693,500, after non-controlling interest of $1,225,801. The NAV per Unit, Class 1, increased from $115.52 at December 31, 2015 to $115.79 as of September 30, 2016. The NAV per Unit, Class 2, increased from $129.60 at December 31, 2015 to $131.63 as of September 30, 2016. The NAV per Unit, Class 3 increased from 119.87 at December 31, 2015 to $121.98 as of September 30, 2016. Total Class 1 subscriptions and redemptions for the period were $555,704 and $591,836, respectively. Total Class 2 subscriptions and redemptions for the period were $5,830,462 and $4,950,672, respectively. Total Class 3 redemptions for the period were $1,623,278,. Ending capital excluding Managing Owner Capital at September 30, 2016 was $6,491,253 for Class 1, $35,296,599 for Class 2 and $13,155,999 for Class 3.

The Equinox Frontier Diversified Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Equinox Frontier Diversified Fund Class 3 Sector Attributions
Q3 2016 and YTD
7.00%
6.00%
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2016
YTD

Equinox Frontier Diversified Fund Class 1 Major Advisors Performance
Q3 2016 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Chesapeake
Crabel
Doherty
Emil Van Essen
Fort LP (GC)
H2O
QIM
Quantmetrics
Quest Partners
Winton
Q3 2016
YTD

Equinox Frontier Diversified Fund Class 2 Major Advisors Performance
Q3 2016 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Chesapeake
Crabel
Doherty
Emil Van Essen
Fort LP (GC)
H2O
QIM
Quantmetrics
Quest Partners
Winton
Q3 2016
YTD

Equinox Frontier Diversified Fund Class 3 Major Advisors Performance
Q3 2016 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Chesapeake
Crabel
Doherty
Emil Van Essen
Fort LP (GC)
H2O
QIM
Quantmetrics
Quest Partners
Winton
Q3 2016
YTD

One of the six sectors traded in the Equinox Frontier Diversified Fund were profitable in Q3 2016 and three of the six were profitable YTD. Stock Indices were profitable for Q3 2016 while Metals, Currencies, Energies Agriculturals and Interest Rates finished negative for the quarter. Energies, Interest Rates and Stock Indicies were profitable YTD while Metals, Currencies and Agriculturals finished negative YTD.

In terms of major CTA performance Emil Van Essen, Fort LP (GC), H2O and QIM finished positive for the quarter. Chesapeake, Crabel, Quantmetrics, Winton and Quest were negative for the quarter.

Chesapeake, Crabel, Emil Van Essen, Fort LP (GC), QIM and Winton were positive YTD while H20, Quest and Quantmetrics were negative YTD.

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

Equinox Frontier Diversified Fund Class 3 Sector Attributions
Q3 2015 and YTD
14.00%
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2015
YTD

Equinox Frontier Diversified Fund Class 1 Major Advisors Performance
Q3 2015 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Q3 2015
YTD

Equinox Frontier Diversified Fund Class 2 Major Advisors Performance
Q3 2015 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Brevan Howard
Chesapeake
Crabel
Doherty
Emil Van Essen
Fort LP (GC)
H2O
QIM
Quantmetrics
Quest Partners
Winton
Q3 2015
YTD

Equinox Frontier Diversified Fund Class 3 Major Advisors Performance
Q3 2015 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Brevan Howard
Chesapeake
Crabel
Doherty
Emil Van Essen
Fort LP (GC)
H2O
QIM
Quantmetrics
Quest Partners
Winton
Q3 2015
YTD

Two of the six sectors traded in the Equinox Frontier Diversified Fund were profitable in 3Q 2015. Currencies and Interest Rates were profitable while Metals, Energies, Agriculturals and Stock Indices finished negative for the quarter.

The Interest Rate and Currencies sectors are positive YTD while Metals, Agriculturals, Stock Indices and Energies are negative YTD.

In terms of major CTA performance Brevan Howard, Chesapeake, Fort, H20, Quest, Winton and QIM finished positive for the quarter. Crabel, Emil Van Essen, and Quantmetrics, are negative for the quarter.

Brevan Howard, Chesapeake, Emil Van Essen, Fort LP (GC), H20, QIM and Winton are positive YTD while Crabel, Quantmetrics and Quest are negative YTD.

Equinox Frontier Masters Fund

2016

The Equinox Frontier Masters Fund—Class 1 NAV gained 5.47% for the nine months ended September 30, 2016, net of fees and expenses; the Equinox Frontier Masters Fund —Class 2 NAV gained 6.87% for the nine months ended September 30, 2016, net of fees and expenses; the Equinox Frontier Masters Fund—Class 3 NAV gained 7.08% for the nine months ended September 30, 2016.

For the nine months ended September 30, 2016, the Equinox Frontier Masters Fund recorded net gain on investments of $2,461,752, net investment gain of $116,817, and total expenses of $1,150,152, resulting in a net increase in Owners’ capital from operations of $1,428,417. The NAV per Unit, Class 1, increased from $112.87 at December 31, 2015 to $119.04 as of September 30, 2016. The NAV per Unit, Class 2, increased from $126.60 at December 31, 2015 to $135.30 as of September 30, 2016. The NAV per Unit, Class 3, increased from $117.57 at December 31, 2015 to $125.89 as of September 30, 2016. Total Class 1 subscriptions and redemptions for the period were $121,322 and $1,205,302, respectively. Total Class 2 subscriptions and redemptions for the period were $157,500 and $2,271,941, respectively. Total Class 3 redemptions for the period were $1,668,117. Ending capital, excluding Managing Owner Capital, at September 30, 2016 was $5,825,767 for Class 1, $5,926,985 for Class 2 and $7,249,059 for Class 3.

The Equinox Frontier Masters Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, Hybrids, and Commodities sectors.

Equinox Frontier Masters Fund Class 1 Sector Attributions
Q3 2016 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Hybrids
Total
Q3 2016
YTD

Equinox Frontier Masters Fund Class 2 Sector Attributions
Q3 2016 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Hybrids
Total
Q3 2016
YTD

Equinox Frontier Masters Fund Class 3 Sector Attributions
Q3 2016 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Hybrids
Total
Q3 2016
YTD

Equinox Frontier Masters Fund Class 1 Major Advisors Performance
Q3 2016 and YTD
14.00%
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
Chesapeake
Emil Van Essen
Transtrend
Winton
Q3 2016
YTD

Two of the seven sectors traded in the Equinox Frontier Masters Fund were profitable in Q3 2016 and five of the seven were profitable YTD. Currencies and Stock Indicies were profitable for Q3 2016 while Metals, Energies, Agriculturals, Interest Rate and Hybrids finished negative for the quarter. Currencies, Energies, Agriculturals, Interest Rates and Hyrbrids were profitable YTD while Metals and Stock Indices finished negative YTD.

In terms of major CTA performance Emil Van Essen finished positive for the quarter. Chesapeake, Transtrend, and Winton were negative for the quarter.

In terms of major CTA performance Emil Van Essen, Transtrend and Winton finished positive YTD. Chesapeake was negative YTD.

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

The Equinox Frontier Masters Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, Hybrids,and Commodities sectors.

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

Equinox Frontier Long/Short Commodity Fund

2016

The Equinox Frontier Long/Short Commodity Fund—Class 2 NAV lost 4.95% for the nine months ended September 30, 2016, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund —Class 3 NAV lost 4.06% for the nine months ended September 30, 2016, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund —Class 1a NAV lost 5.30%, for the nine months ended September 30, 2016, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund —Class 2a NAV lost 4.16% , for the nine months ended September 30, 2016, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund Class 3a NAV lost 3.17% for the nine months ended September 30, 2016, net of fees and expenses.

For the nine months ended September 30, 2016, the Equinox Frontier Long/Short Commodity Fund recorded net gain on investments of $242,432, net investment income of $37,213, and total expenses of $613,325, resulting in a net decrease in Owners’ capital from operations of $475,198, after non-controlling interests of $141,518. The NAV per Unit, Class 2, decreased from $132.10 at December 31, 2015 to $125.56 as of September 30, 2016. The NAV per Unit, Class 3, decreased from $132.14 at December 31, 2015 to $126.77 as of September 30, 2016. The NAV per Unit, Class 1a, decreased from $94.76 at December 31, 2015 to $89.74 as of September 30, 2016. The NAV per Unit, Class 2a, decreased from $106.19 at December 31, 2015 to $101.77 as of September 30, 2016. The NAV per Unit, Class 3a, decreased from $106.86 at December 31, 2015 to $103.47 as of September 30, 2016. Total Class 2 redemptions for the period were $163,914. Total Class 3 redemptions for the period were $1,156,924. Total Class 1a redemptions for the period were $1,137,511. Class 2a redemptions for the period were $278,115. Class 3a redemptions for the period were $160,210. Ending capital, excluding Managing Owner Capital, at September 30, 2016 was $495,985 for Class 2, $4,556,616. For Class 3, $2,531,567 for Class 1a, $737,010 for Class 2a and $871,585 for Class 3a.

The Equinox Frontier Long/Short Commodity Fund may have both long and short exposure to the Base Metals, Energies, Grains, Meats, Precious Metals, Softs, Financials sectors.

Equinox Frontier Long/Short Commodity Fund Class 3 Sector Attributions
Q3 2016 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q3 2016
YTD

Equinox Frontier Long/Short Commodity Fund Class 1A
Major Advisors Performance
Q3 2016 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Chesapeake
Emil Van Essen
JE Moody
Red Oak
Rosetta
Q3 2016
YTD

Equinox Frontier Long/Short Commodity Fund Class 2A
Major Advisors Performance
Q3 2016 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Chesapeake
Emil Van Essen
JE Moody
Red Oak
Rosetta
Q3 2016
YTD

Equinox Frontier Long/Short Commodity Fund Class 2
Major Advisors Performance
Q3 2016 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Chesapeake
Emil Van Essen
JE Moody
Red Oak
Rosetta
Q3 2016
YTD

Equinox Frontier Long/Short Commodity Fund Class 3
Major Advisors Performance
Q3 2016 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Chesapeake
Emil Van Essen
JE Moody
Red Oak
Rosetta
Q3 2016
YTD

Equinox Frontier Long/Short Commodity Fund Class 3A
Major Advisors Performance
Q3 2016 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Q3 2016
YTD

Two of the seven sectors traded in the Equinox Frontier Long/Short Commodity Fund were profitable in Q3 2016 and four of the seven were profitable YTD. Precious Metals and Financials were profitable for Q3 2016 while Base Metals, Energies, Grains and Softs finished negative for the quarter. Meats finished flat for the quarter. Energies, Meats, Precious Metals and Softs were profitable YTD while Base Metals, Grains and Financials finished negative YTD.

In terms of major CTA performance Emil Van Essen and JE Moody finished positive for the quarter. Chesapeake, Red Oak and Rosetta were negative for the quarter.

Emil Van Essen was positive YTD while JE Moody, Red Oak and Rosetta finished negative YTD. Chesapeake was flat YTD.

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

The Equinox Frontier Long/Short Commodity Fund may have both long and short exposure to the Base Metals, Energies, Grains, Meats, Precious Metals, Softs, and Financials sectors.

Equinox Frontier Long/Short Commodity Fund Class 1A Sector
Attributions
Q3 2015 and YTD
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q3 2015
YTD

Equinox Frontier Long/Short Commodity Fund Class 2A Sector
Attributions
Q3 2015 and YTD
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q3 2015
YTD

Equinox Frontier Long/Short Commodity Fund Class 3A Sector
Attributions
Q3 2015 and YTD
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q3 2015
YTD

Equniox Frontier Long/Short Commodity Fund Class 2
Major Advisors Performance
Q3 2015 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Abraham
Chesapeake
Emil Van Essen
JE Moody
Red Oak
Rosetta
Q3 2015
YTD

Equinox Frontier Long/Short Commodity Fund Class 3
Major Advisors Performance
Q3 2015 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Q3 2015
YTD

Equinox Frontier Long/Short Commodity Fund Class 1A
Major Advisors Performance
Q3 2015 and YTD
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Q3 2015
YTD

Equinox Frontier Long/Short Commodity Fund Class 2A
Major Advisors Performance
Q3 2015 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Q3 2015
YTD

Equinox Frontier Long/Short Commodity Fund Class 3A
Major Advisors Performance
Q3 2015 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Q3 2015
YTD

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

Equinox Frontier Balanced Fund

2016

The Equinox Frontier Balanced Fund—Class 1 NAV gained 1.94% for the nine months ended September 30, 2016, net of fees and expenses; The Equinox Frontier Balanced Fund—Class 1AP NAV gained 4.28% for the nine months ended September 30, 2016, net of fees and expenses; the Equinox Frontier Balanced Fund —Class 2 NAV gained 4.28% for the nine months ended September 30, 2016, net of fees and expenses; the Equinox Frontier Balanced Fund —Class 2a NAV gained 4.82% for the nine months ended September 30, 2016, net of fees and expenses; the Equinox Frontier Balanced Fund —Class 3a NAV gained 4.82% for the three months ended September 30, 2016, net of fees and expenses.

For the nine months ended September 30, 2016, the Equinox Frontier Balanced Fund recorded net gain on investments of $8,136,779, net investment income of $15,992, and total expenses of $4,927,459, resulting in a net increase in Owners’ capital from operations of $2,408,937, after non-controlling interests of $816,375. The NAV per Unit, Class 1, increased from $128.03 at December 31, 2015 to $130.52 as of September 30, 2016. The NAV per Unit, Class 1AP, increased from $133.59 at December 31, 2015 to $139.31 as of September 30, 2016. The NAV per Unit, Class 2, increased from $179.69 at December 31, 2015 to $187.38 as of September 30, 2016. The NAV per Unit, Class 2a, increased from $154.88 at December 31, 2015 to $162.35 as of September 30, 2016. The NAV per Unit, Class 3a, increased from $154.37 at December 31, 2015 to $161.81 as of September 30, 2016. Total Class 1 subscriptions and redemptions for the period were $138,419 and $5,813,874, respectively. Total Class 1AP redemptions for the period were $95,000. Total Class 2 subscriptions and redemptions for the period were $14,548 and $1,643.136, respectively. Total Class 3a redemptions for the period were $72,279. Ending capital, excluding Managing Owner Capital, at September 30, 2016 was $58,166,806 for Class 1, $650,754 for Class 1AP, $21,049,226 for Class 2, $373,602 for Class 2a and $2,479,832 for Class 3a.

The Equinox Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Equinox Frontier Balanced Fund Class 3A Sector Attributions
Q3 2016 and YTD
6.00%
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2016
YTD

Equinox Frontier Balanced Fund Class 1 Major Advisors Performance
Q3 2016 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Q3 2016
YTD

Equinox Frontier Balanced Fund Class 1AP Major Advisors Performance
Q3 2016 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Q3 2016
YTD

Equinox Frontier Balanced Fund Class 2 Major Advisors Performance
Q3 2016 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Q3 2016
YTD

One of the six sectors traded in the Equinox Frontier Balanced Fund were profitable in Q3 2016. Stock Indicies were profitable while Metal, Currencies, Agriculturals Interest Rates and Energies finished negative for the quarter.

Energies, Stock Indicies and Interest Rates were positive YTD while Metals, Currencies and Agriculturals were negative YTD.

In terms of major CTA performance, four of the ten major CTAs in the Equinox Frontier Balanced Fund were profitable in Q3 2016. Emil Van Essen, Fort LP (GC), H20 AM and QIM were positive for the quarter while Beach Horizon, Crabel, Winton, Quantmetrics and Quest are negative for the quarter. Brandywine and Cantab finished flat for the quarter.

Brandywine, Cantab, Crabel, Emil Van Essen, Fort LP (GC), QIM and Winton were positive YTD, while Beach Horizon, H2O AM, and Quantmetrics were negative YTD.

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

Equinox Frontier Balanced Fund Class 1AP Major Advisors Performance
Q3 2015 and YTD

20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Q3 2015
YTD

Equinox Frontier Balanced Fund Class 2 Major Advisors Performance
Q3 2015 and YTD

20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Q3 2015
YTD

Equinox Frontier Balanced Fund Class 2A Major Advisors Performance
Q3 2015 and YTD

20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Q3 2015
YTD

Equinox Frontier Balanced Fund Class 3A Major Advisors Performance
Q3 2015 and YTD

20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Q3 2015
YTD

Four of the six sectors traded in the Equinox Frontier Balanced Fund were profitable in 3Q 2015. Metals, Currencies, Energies and Interest Rates were profitable while Agriculturals, and Stock Indices finished negative for the quarter.

Currencies and Interest Rates were positive YTD while Metals, Energies, Agriculturals and Stock Indices were negative YTD.

In terms of major CTA performance, seven of the fourteen major CTAs in the Equinox Frontier Balanced Fund were profitable in 3Q 2015. Beach Horizon, Campbell, Fort LP (GC), Fort LP (GD), H20 AM, QIM, and Winton were positive for the quarter while Brandywine, Cantab, Crabel, Quantica, Quantmetrics, and Systematic Alpha were negative for the quarter.

Beach Horizon, Emil Van Essen, Fort LP (GC), Fort (GD), H20 AM, QIM, and Winton are positive YTD, while Brandywine, Campbell, Cantab, Crabel, Quantica, Quantmetrics and Systematic Alpha are negative YTD.

Equinox Frontier Select Fund

2016

The Equinox Frontier Select Fund—Class 1 NAV gained 6.54% for the nine months ended September 30, 2016, net of fees and expenses; the Equinox Frontier Select Fund—Class 1AP NAV gained 8.98% for the nine months ended September 30, 2016, net of fees and expenses; the Equinox Frontier Select Fund —Class 2 NAV gained 8.98% for the nine months ended September 30, 2016, net of fees and expenses.

For the nine months ended September 30, 2016, the Equinox Frontier Select Fund recorded net gain on investments of $2,552,344, net investment income of $0, and total expenses of $640,328, resulting in a net increase in Owners’ capital from operations of $906,751, after non-controlling interests of $1,005,265. The NAV per Unit, Class 1, increased from $90.35 at December 31, 2015 to $96.26 as of September 30, 2016. The NAV per Unit, Class 1AP, increased from $94.28 at December 31, 2015 to $102.75 as of September 30, 2016. The NAV per Unit, Class 2, increased from $125.11 at December 31, 2015 to $136.35 as of September 30, 2016.Total Class 1 subscriptions and redemptions for the period were $12,362 and $1,068,562respectively. Total Class 1AP redemptions for the period were $21,949. Total Class 2 redemptions for the period were 22,837. Ending capital, excluding Managing Owner Capital, at September 30, 2016 was $11,435,183 for Class 1, $30,364 for Class 1AP and $1,426,668 for Class 2.

The Equinox Frontier Select Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, Hybrids and Commodities sectors.

Equinox Frontier Select Fund Class 1 Sector Attributions
Q3 2016 and YTD
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Hybrids
Total
Q3 2016
YTD

Equinox Frontier Select Fund Class 1AP Sector Attributions
Q3 2016 and YTD
14.00%
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Hybrids
Total
Q3 2016
YTD

Equinox Frontier Select Fund Class 2 Sector Attributions
Q3 2016 and YTD
14.00%
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Hybrids
Total
Q3 2016
YTD

Equinox Frontier Select Fund Class 1 Major Advisor Performance
Q3 2016 and YTD
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
Brevan Howard
Transtrend
Q3 2016
YTD

One of the seven sectors traded in the Equinox Frontier Select Fund were profitable in Q3 2016. Stock Indicies were profitable while Metals, Currencies, Energies, Agriculturals, Interest Rates and Hybrids finished negative for the quarter.

Interest Rates and Hybrids were positive YTD while Metals, Currencies, Energies, Agriculturals and Stock Indicies were negative YTD.

In terms of major CTA performance, Transtrend and Brevan Howard were negative for the quarter. Both Transtrend and Brevan Howard finished positive YTD.

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

The Equinox Frontier Select Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, Hybrids and Commodities sectors.

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

Equinox Frontier Winton Fund

2016

The Equinox Frontier Winton Fund—Class 1 NAV lost 0.58% for the nine months ended September 30, 2016, net of fees and expenses; the Equinox Frontier Winton Fund—Class 1AP NAV gained 1.70% for the nine months ended September 30, 2016, net of fees and expenses the Equinox Frontier Winton Fund —Class 2 NAV gained 1.70% for the nine months ended September 30, 2016, net of fees and expenses.

For the nine months ended September 30, 2016, the Equinox Frontier Winton Fund recorded net gain on investments of $3,279,817, net investment income of $176, and total expenses of $1,742,798, resulting in a net increase in Owners’ capital from operations of $98,598, after non-controlling interests of $1,438,421. The NAV per Unit, Class 1, decreased from $164.17 at December 31, 2015 to $163.22 as of September 30, 2016. The NAV per Unit, Class 1AP, increased from $171.31 at December 31, 2015 to $174.22 as of September 30, 2016. The NAV per Unit, Class 2, increased from $217.51 at December 31, 2015 to $221.20 as of September 30, 2016. Total Class 1 subscriptions and redemptions for the period were $122,728 and $1,128,966, respectively. Total Class 2 redemptions for the period were $88,086. Ending capital, excluding Managing Owner Capital, at September 30, 2016 was $21,908,389 for Class 1, $37,196 for Class 1AP and $11,954,508 for Class 2.

The Equinox Frontier Winton Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Equinox Frontier Winton Fund Class 1 Sector Attributions
Q3 2016 and YTD
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2016
YTD

Equinox Frontier Winton Fund Class 1AP Sector Attributions
Q3 2016 and YTD
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2016
YTD

Equinox Frontier Winton Fund Class 2 Sector Attributions
Q3 2016 and YTD
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2016
YTD

One of the six sectors traded in the Equinox Frontier Winton Fund were profitable in Q3 2016. Stock Indicies were positive while Energies, Metals, Currencies, Interest Rates Agriculturals and Interest Rates were negative for the quarter. Currencies and Interest Rates are positive YTD while Metals, Energies, Agriculturals and Stock Indices are negative YTD.

2015

The Equinox Frontier Winton Fund—Class 1 NAV lost 3.75% for the nine months ended September 30, 2015, net of fees and expenses; the Equinox Frontier Winton Fund—Class 1AP NAV lost 1.57% for the nine months ended September 30, 2015, net of fees and expenses the Equinox Frontier Winton Fund—Class 2 NAV lost 1.57% for the nine months ended September 30, 2015, net of fees and expenses.

For the nine months ended September 30, 2015, the Equinox Frontier Winton Fund recorded net gain on investments of $1,524,171, net investment income of $28, and total expenses of $2,444,415, resulting in a net decrease in Owners’ capital from operations of $1,138,715, after non-controlling interests of $218,499. The NAV per Unit, Class 1, decreased from $175.95 at December 31, 2014 to $169.35 as of September 30, 2015. The NAV per Unit, Class 1AP, decreased from $178.18 at December 31, 2014 to $175.39 as of September 30, 2015. The NAV per Unit, Class 2, decreased from $226.23 at December 31, 2014 to $222.68 as of September 30, 2015. Total Class 1 subscriptions and redemptions for the period were $136,211 and $1,958,907, respectively. Total Class 2 redemptions for the period were $787,381. Ending capital at September 30, 2015 was $24,100,220 for Class 1, $37,446 for Class 1AP and $12,164,775 for Class 2. Ending capital at December 31, 2014 was $26,870,878 for Class 1, $38,042 for Class 1AP and $13,142,313 for Class 2.

The Equinox Frontier Winton Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Equinox Frontier Winton Fund Class 1 Sector Attributions
Q3 2015 and YTD
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2015
YTD

Equinox Frontier Winton Fund Class 1AP Sector Attributions
Q3 2015 and YTD
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2015
YTD

Equinox Frontier Winton Fund Class 2 Sector Attributions
Q3 2015 and YTD
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2015
YTD

Three of the six sectors traded in the Winton Series were profitable in 3Q 2015. Metals, Energies and Interest Rates were positive for the quarter. Currencies, Agriculturals and Stock Indices were negative for the quarter.

Metals, Energies and Interest Rates are positive YTD while Currencies, Agriculturals, and Stock Indices are negative YTD.

Equinox Frontier Heritage Fund

2016

The Equinox Frontier Heritage Fund—Class 1 NAV gained 0.30% for the nine months ended September 30, 2016, net of fees and expenses; the Equinox Frontier Heritage Fund—Class 1AP NAV gained 2.60% for the nine months ended September 30, 2016, net of fees and expenses the Equinox Frontier Heritage Fund —Class 2 NAV gained 2.60% for the nine months ended September 30, 2016, net of fees and expenses.

For the nine months ended September 30, 2016, the Equinox Frontier Heritage Fund recorded net gain on investments of $807,948, net investment income of $0, and total expenses of $410,588, resulting in a net increase in Owners’ capital from operations of $127,685, after non-controlling interests of $269,675. The NAV per Unit, Class 1, increased from $124.27 at December 31, 2015 to $124.64 as of September 30, 2016. The NAV per Unit, Class 1AP, increased from $129.67 at December 31, 2015 to $133.04 as of September 30, 2016. The NAV per Unit, Class 2, increased from $173.54 to $178.05 as of September 30, 2016. Total Class 1 subscriptions and redemptions for the period were $29,866 and $530,616, respectively. The Class 1AP redemptions were $56,051 for the period. Total Class 2 redemptions for the period were $90,031. Ending capital, excluding Managing Owner Capital, at September 30, 2016 was $8,176,296 for Class 1, $6,027 for Class 1AP and $2,762,875 for Class 2.

The Equinox Frontier Heritage Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Equinox Frontier Heritage Fund Class 1 Sector Attributions
Q3 2016 and YTD
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2016
YTD

Equinox Frontier Heritage Fund Class 1AP Sector Attributions
Q3 2016 and YTD
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2016
YTD

Equinox Frontier Heritage Fund Class 2 Sector Attributions
Q3 2016 and YTD
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2016
YTD

Equinox Frontier Heritage Fund Class 1 Major Advisors Performance
Q3 2016 and YTD
2.00%
1.50%
1.00%
0.50%
0.00%
-0.50%
-1.00%
-1.50%
-2.00%
-2.50%
-3.00%
Brevan Howard
Winton
Q3 2016
YTD

One of the six sectors traded in the Equinox Frontier Heritage Fund were profitable in Q3 2016. Stock Indicies were positive for the quarter while Currencies, Metals, Agriculturals, Interest Rates and Energies were negative for the quarter.

Interest Rates were positive YTD while Currencies, Agriculturals, Stock Indices, Metals and Energies were negative YTD.

In terms of major CTA performance, Winton and Brevan Howard finished negative for the quarter while Brevan Howard and Winton finished positive YTD.

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

Value at Risk by Market Sectors

The following tables present the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of September 30, 2016 and December 31, 2015. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Equinox Frontier Diversified Fund:

	September 30, 2016		December 31, 2015
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$18,557	0.03%	$1,482,594	2.66%
Currencies	7,308,845	11.71%	1,825,578	3.28%
Stock Indices	61,042	0.10%	2,256,114	4.05%
Metals	44,446	0.07%	290,196	0.52%
Agriculturals/Softs	19,888	0.03%	1,230,266	2.21%
Energy	62,929	0.10%	1,558,897	2.80%

Total:	$7,515,707	12.04%	$8,643,645	15.51%

Equinox Frontier Long/Short Commodity Fund:

	September 30, 2016		December 31, 2015
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$—	0.00%	$308,877	2.36%
Currencies	4,258,423	33.86%	593,315	4.53%
Stock Indices	—	0.00%	176,530	1.35%
Metals	—	0.00%	27,511	0.21%
Agriculturals/Softs	—	0.00%	343,977	2.63%
Energy	—	0.00%	1,795,669	13.71%

Total:	$4,258,423	33.86%	$3,245,879	30.56%

Equinox Frontier Masters Fund:

	September 30, 2016		December 31, 2015
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$47,575	0.25%	$745,322	3.26%
Currencies	164,369	0.85%	1,116,000	4.89%
Stock Indices	162,090	0.84%	1,155,610	5.06%
Metals	38,227	0.20%	120,696	0.53%
Agriculturals/Softs	122,125	0.63%	581,297	2.55%
Energy	117,565	0.61%	828,577	3.63%

Total:	$651,952	3.38%	$4,547,502	9.62%

Equinox Frontier Balanced Fund:

	September 30, 2016		December 31, 2015
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$44,823	0.04%	$2,770,118	3.07%
Currencies	16,759,628	15.60%	2,793,664	3.10%
Stock Indices	121,108	0.11%	3,101,604	3.44%
Metals	126,023	0.12%	452,392	0.50%
Agriculturals/Softs	320,200	0.30%	2,343,248	2.60%
Energy	105,635	0.10%	2,470,484	2.74%

Total:	$17,477,417	16.26%	$13,931,510	15.46%

Equinox Frontier Select Fund:

	September 30, 2016		December 31, 2015
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$42,831	0.25%	$501,177	2.52%
Currencies	4,263,708	24.97%	667,887	3.35%
Stock Indices	147,427	0.86%	949,390	4.77%
Metals	14,118	0.08%	60,331	0.30%
Agriculturals/Softs	129,017	0.76%	326,993	1.64%
Energy	94,109	0.55%	115,282	0.58%

Total:	$4,691,210	27.48%	$2,621,060	13.16%

Equinox Frontier Winton Fund:

	September 30, 2016		December 31, 2015
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$75,523	0.17%	$783,573	1.90%
Currencies	292,440	0.66%	1,718,649	4.16%
Stock Indices	248,428	0.56%	706,493	1.71%
Metals	180,884	0.41%	273,910	0.66%
Agriculturals/Softs	80,940	0.18%	691,213	1.67%
Energy	256,107	0.58%	347,931	0.84%

Total:	$1,134,321	2.58%	$4,521,769	10.95%

Equinox Frontier Heritage Fund:

	September 30, 2016		December 31, 2015
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$13,239	0.09%	$181,696	1.17%
Currencies	4,430,076	29.26%	343,190	2.22%
Stock Indices	43,547	0.29%	133,965	0.87%
Metals	31,707	0.21%	52,162	0.34%
Agriculturals/Softs	14,188	0.09%	132,697	0.86%
Energy	44,894	0.30%	63,333	0.41%

Total:	$4,577,652	30.23%	$907,043	5.86%

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of September 30, 2016, by market sector.

Interest Rates

Interest rate risk is one of the principal market exposures of each Series. Interest rate movements directly affect the price of interest rate futures positions held and indirectly affect the value of a Trading Company’s stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact profitability. The primary interest rate exposure is to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Trading Companies also may take futures positions on the government debt of smaller nations. The Managing Owner anticipates that G-7 interest rates will remain the primary market exposure of each Trading Company and accordingly of each Series for the foreseeable future. The changes in interest rates which are expected to have the most effect on the Series are changes in long-term, as opposed to short-term rates. Most of the speculative positions to be held by the Trading Companies will be in medium- to long-term instruments. Consequently, even a material change in short-term rates is expected to have little effect on the Series if the medium- to long-term rates remain steady. Aggregate interest income from all sources, including assets held at clearing brokers, of up to 2% (annualized) is paid to the Managing Owner by the Equinox Frontier Balanced Fund (Class 1 and Class 2 only), Equinox Frontier Winton Fund, Equinox Frontier Select Fund, and Equinox Frontier Heritage Fund. For the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund, Equinox Frontier Masters Fund and Equinox Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a only), 20% of the total interest allocated to each Series was paid to the Managing Owner from January 1, 2016 through April 28, 2016; thereafter 100% of the interest is retained by the respective Series. [In addition, if interest rates fall below 0.75%, the Managing Owner is paid the difference between the Trust’s annualized interest income that is allocated to each of such Series and 0.75%.] Interest income above what is paid to the Managing Owner is retained by the Series. The amounts reflected in the financial statements for the Trust and Series are disclosed on a net basis. Due to some classes not exceeding the 2% paid to the Managing Owner, amounts earned by those classes may be zero.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chief Executive Officer and Principal Financial Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), for the Trust and each Series as of September 30, 2016 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon their evaluation, the Chief Executive Officer and Principal Financial Officer of the Managing Owner concluded that, as of the Evaluation Date, the disclosure controls and procedures for the Trust and each Series were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust and each Series required to be included in the Trust’s periodic SEC filing.

Changes in Internal Control Over Financial Reporting

There were changes in the Trust’s internal control over financial reporting for the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting as a result of the transition to accessing investment via Galaxy Plus and financial reporting transition to Gemini Hedge Fund Administration.

Scope of Exhibit 31 Certifications

The certification of the Chief Executive Officer and the Principal Financial Officer of the Managing Owner included as Exhibit 31.1 to this Form 10-Q applies not only to the Trust as a whole but also to each Series individually.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

There are no material legal proceedings pending against the Trust, or any of the Series.

ITEM 1A.	RISK FACTORS.

The sections each entitled “Risk Factors” in the Prospectuses filed pursuant to Rule 424(b)(3) (File Nos. 333-210313 and 333-155800) are incorporated by reference into this section.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding the sale of unregistered Units by the Trust for the nine months ended September 30, 2016. The number of Units listed below for each transaction is the aggregate number of Units in the particular Series of the Trust purchased in such transaction. The consideration listed below for each transaction is, except as otherwise noted, the aggregate amount of cash paid for the Units purchased. For each transaction reported below, the price per Unit was NAV per Unit at the time of the transaction and the Managing Owner of the Trust was the purchaser of the Units. No underwriting discount or sales commission was paid or received with respect to any of the transactions reported below. The Trust claims an exemption from registration of each of the transactions listed below under Section 4(a)(2) of the Securities Act of 1933, as amended, as a sale by an issuer not involving a public offering.

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

Equinox Frontier Funds
(Registrant)

Date: November 15, 2016	By:	/s/ Robert J. Enck
Robert J. Enck
Principal Financial Officer of Equinox Frontier Funds and President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Balanced Fund,
a Series of Equinox Frontier Funds
(Registrant)

Date: November 15, 2016	By:	/s/ Robert J. Enck
Robert J. Enck
Principal Financial Officer of Equinox Frontier Funds and President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Heritage Fund,
a Series of Equinox Frontier Funds
(Registrant)

Date: November 15, 2016	By:	/s/ Robert J. Enck
Robert J. Enck
Principal Financial Officer of Equinox Frontier Funds and President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Winton Fund,
a Series of Equinox Frontier Funds
(Registrant)

Date: November 15, 2016	By:	/s/ Robert J. Enck
Robert J. Enck
Principal Financial Officer of Equinox Frontier Funds and President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Select Fund,
a Series of Equinox Frontier Funds (Registrant)

Date: November 15, 2016	By:	/s/ Robert J. Enck
Robert J. Enck
Principal Financial Officer of Equinox Frontier Funds and President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Long/Short Commodity Fund, a Series of Equinox Frontier Funds (Registrant)

Date: November 15, 2016	By:	/s/ Robert J. Enck
Robert J. Enck
Principal Financial Officer of Equinox Frontier Funds and President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Diversified Fund,
a Series of Equinox Frontier Funds
(Registrant)

Date: November 15, 2016	By:	/s/ Robert J. Enck
Robert J. Enck
Principal Financial Officer of Equinox Frontier Funds and President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Masters Fund,
a Series of Equinox Frontier Funds
(Registrant)

Date: November 15, 2016	By:	/s/ Robert J. Enck
Robert J. Enck
Principal Financial Officer of Equinox Frontier Funds and President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds