Form 10-K
period 2016-12-31
Equinox Frontier Funds; Equinox Frontier Winton Fund; Equinox Frontier Masters Fund; Equinox Frontier Heritage Fund; Equinox Frontier Balanced Fund; Equinox Frontier Select Fund; Equinox Frontier Diversified Fund; Equinox Frontier Long/Short Commodity Fund
filed 2017-03-31
CIK 1261379, 1389124, 1450722, 1389123, 1389122, 1389125, 1450720, 1389128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-51274

EQUINOX FRONTIER FUNDS

EQUINOX FRONTIER DIVERSIFIED FUND;

EQUINOX FRONTIER LONG/SHORT COMMODITY FUND;

EQUINOX FRONTIER MASTERS FUND;

EQUINOX FRONTIER BALANCED FUND;

EQUINOX FRONTIER SELECT FUND;

EQUINOX FRONTIER WINTON FUND;

EQUINOX FRONTIER HERITAGE FUND

(Exact Name of Registrant as specified in Its Charter)

Delaware	36-6815533

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

c/o Equinox Fund Management, LLC 1775 Sherman Street, Suite 2010, Denver, Colorado	80203
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The Equinox Frontier Funds’ units of beneficial interest are not traded on any market and, accordingly, do not have an aggregate market value. Units outstanding as of December 31, 2016 were: 438,024 for the Equinox Frontier Diversified Fund, 80,593 for the Equinox Frontier Long/Short Commodity Fund, 142,761 for the Equinox Frontier Masters Fund, 555,520 for the Equinox Frontier Balanced Fund, 122,869 for the Equinox Frontier Select Fund, 185,748 for the Equinox Frontier Winton Fund and 78,770, for the Equinox Frontier Heritage Fund.

Documents Incorporated by Reference

Portions of the Prospectus filed by the registrant on May 2, 2016 pursuant to rule 424(b)(3) of the Securities Act (File No. 333-210313) are incorporated by reference into Part I and Part II of this report.

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF DECEMBER 31, 2016, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

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

Purchasers of Units are limited owners of the Trust (“Limited Owners”) with respect to beneficial interests of the Series’ Units purchased. The Trust Act provides that, except as otherwise provided in the second amended and restated declaration of trust and trust agreement dated December 9, 2013, as further amended, by and among the Managing Owner, Wilmington Trust Company as trustee and the unitholders, as amended from time to time (the “Trust Agreement”), unitholders in a Delaware statutory trust will have the same limitation of liability as do stockholders of private corporations organized under the General Corporation Law of the State of Delaware. The Trust Agreement confers substantially the same limited liability, and contains the same limited exceptions thereto, as would a limited partnership agreement for a Delaware limited partnership engaged in like transactions as the Trust. In addition, pursuant to the Trust Agreement, the Managing Owner of the Trust is liable for obligations of a Series in excess of that Series’ assets. Limited Owners do not have any such liability. The Managing Owner will make contributions to Series of the Trust necessary to maintain at least a 1% interest in the aggregate capital, profits and losses of the combined Series of the Trust.

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

The Trust, with respect to each Series:

●	engages in the speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts), and may, from time to time, engage in cash and spot transactions;

●	allocates funds to a limited liability trading company or companies affiliated with the Managing Owner (“Trading Company” or “Trading Companies” or to an unaffiliated series limited liability company (“Galaxy Plus entities” or “Galaxy Plus entity”), each of which has one-year renewable contracts with its own independent trading advisor(s) (each a “Trading Advisor”) that will manage all or a portion of the applicable Trading Company’s or Galaxy Plus entity’s assets, and make the trading decisions for the assets of each Series vested in such Trading Company of Galaxy Plus entity. The assets of each Trading Company and Galaxy Plus entity will be segregated from the assets of the other Trading Companies and Galaxy Plus entities.

●	maintains separate, distinct records for each Series, and accounts for the assets of each Series separately from the other Series;

●	calculates the Net Asset Value (“NAV”) of its Units for each Series separately from the other Series;

●	has an investment objective of increasing the value of each Series’ Units over the long term (capital appreciation), while managing risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments;

●	maintains each Series of Units in three to seven sub-classes—Class 1, Class 1AP, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of Equinox Frontier Diversified Fund, Equinox Frontier Masters Fund, and Equinox Frontier Long/Short Commodity Fund are charged a service fee of up to two percent (2.0%) annually of the NAV (or the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of Selling Agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to two percent (2.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to two percent (2.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. Investors who have purchased Class 1 or Class 1a Units of Equinox Frontier Balanced Fund, Equinox Frontier Heritage Fund, Equinox Frontier Select Fund, and Equinox Frontier Winton Fund are charged a service fee of up to three percent (3.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 and Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to Selling Agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Equinox Frontier Diversified Fund, and Equinox Frontier Masters Fund or Class 2a Units of the Equinox Frontier Long/Short Commodity Fund sold until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series. Class 1AP was created as a sub-class of Class 1 and it has been presented separately because the fees applicable to it are different from those applicable to Class 1. Currently the service fee is not charged to Class 1AP investors. The Managing Owner may also pay Selling Agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such Selling Agents; and

●	all payments made to Selling Agents who are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and their associated persons that constitute underwriting compensation will be subject to the limitations set forth in Rule 2310(b)(4)(B)(ii) (formerly Rule 2810(b)(4)(B)(ii)) of the Conduct Rules of FINRA (“Rule 2310”). An investor’s Class 1 Units or Class 2 Units of any Series, or Class 1a Units or Class 2a Units of the Equinox Frontier Long/Short Commodity Fund or Equinox Frontier Balanced Fund will be classified as Class 3 or Class 3a Units of such Series, as applicable, when the Managing Owner determines that the fee limitation with respect to such Units has been reached or will be reached. The service fee limit applicable to each unit sold is reached upon the earlier of when (i) the aggregate initial and ongoing service fees received by the selling agent with respect to such unit equals 9% of the purchase price of such unit or (ii) the aggregate underwriting compensation (determined in accordance with FINRA Rule 2310) paid in respect of such unit totals 10% of the purchase price of such unit. No service fees are paid with respect to Class 3 or Class 3a Units. Units of any Class in a Series may be redeemed, in whole or in part, on a daily basis, at the then current NAV per Unit for such Series on the day of the week after the date the Managing Owner is in receipt of a redemption request for at least one (1) Business Day to be received by the Managing Owner prior to 4:00 PM in New York.

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

As of December 31, 2016, the total Units outstanding were 438,024 for the Equinox Frontier Diversified Fund, 80,593 for the Equinox Frontier Long/Short Commodity Fund, 142,761 for the Equinox Frontier Masters Fund, 555,520 for the Equinox Frontier Balanced Fund, 122,869 for the Equinox Frontier Select Fund, 185,748 for the Equinox Frontier Winton Fund and 78,770, for the Equinox Frontier Heritage Fund.

As of December 31, 2016, the Trust, with respect to the Equinox Frontier Diversified Fund and Equinox Frontier Masters Fund, separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Equinox Frontier Select Fund, Equinox Frontier Winton Fund, and Equinox Frontier Heritage separates Units into a maximum of three separate Classes—Class 1, Class 2 and Class 1AP. The Trust, with respect to the Equinox Frontier Balanced Fund separates Units into a maximum of five separate Classes— Class 1, Class 1AP, Class 2, Class 2A and Class 3A. The Trust, with respect to the Equinox Frontier Long/Short Commodity Fund separates Units into a maximum of five separate Classes—Class 1A, Class 2A, Class 2, Class 3A and Class 3. Between April 15, 2016 and December 31, 2016, a portion of the interests in Equinox Frontier Trading Company I, LLC and all of the interests in Frontier Trading Company VII, LLC, and Frontier Trading Company XXIII LLC held by Equinox Frontier Diversified Fund, Equinox Frontier Masters Fund, Equinox Frontier Balanced Fund and Equinox Frontier Long/Short Commodity Fund were exchanged for equivalent interests in the Galaxy Plus Managed Account Platform (“Galaxy Plus”) which is an unaffiliated, third-party managed account platform. The assets of Frontier Trading Company I, LLC, which included exposure to Quantmetrics Capital Management LLP’s Multi-Strategy Program, Quantitative Investment Management, LLC’s Quantitative Global Program, Quest Partners LLC’s Quest Tracker Index Program, Chesapeake Capital Management, LLC’s Diversified Program, and Doherty Advisors LLC’s Relative Value Moderate Program,  the assets of Frontier Trading Company VII, LLC, which included exposure to Emil van Essen LLC’s Multi-Strategy Program, Red Oak Commodity Advisors, Inc.’s Fundamental Diversified Program, Rosetta Capital Management, LLC’s Rosetta Trading Program, and Landmark Trading Company’s Landmark Program, and the assets of Frontier Trading Company XXIII, LLC which included exposure to Fort L.P.’s Global Contrarian Program have been transferred to individual Delaware limited liability companies (“Master Funds”) in Galaxy Plus. Each Master Fund is sponsored and operated by Gemini Alternative Funds, LLC (“Sponsor”). The Sponsor has contracted with the Trading Advisors to manage the portfolios of the Master Funds pursuant to the advisors’ respective program. For those Series that invest in Galaxy Plus, approximately 30-70% of those Series assets are used to support the margin requirements of the Master Funds. The remaining assets of the Series are split between investments in Trading Companies and a pooled cash management account that invests primarily in U.S. Treasury securities. For those Series that do not invest in Galaxy Plus, their assets are split between investments in Trading Companies and investments in the pooled cash management account.

Trading Advisors are responsible for the trading decisions of the respective Trading Companies or Galaxy Plus entities for which they trade. It is expected that between 10% and 30% of each Series’ assets normally will be invested in one or more Trading Companies or Galaxy Plus entities to be committed as margin for trading positions but from time to time these percentages may be substantially more or less. The remainder of each Series’ assets is maintained at the Trust level for cash management. Each of the respective Series has invested monies into pooled cash management assets which have included purchases of U.S. Treasury securities. Each Series’ ownership in these investments is based on its percentage ownership in the pooled cash management assets on the reporting date.

The Trading Advisors were selected based upon the Managing Owner’s evaluation of each Trading Advisor’s past performance, trading portfolios and strategies, as well as how each Trading Advisor’s performance, portfolio and strategies complement and differ from those of the other Trading Advisors.

The Managing Owner is a Delaware Limited Liability Company formed in June 2003. The Managing Owner became registered with the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator (“CPO”), as of August 6, 2003, and has been a member of the National Futures Association (the “NFA”) in such capacity since that date. The Managing Owner’s main business office is located at 1775 Sherman Street, Suite 2010, Denver, Colorado 80203, telephone (303) 837-0600. A description of the Managing Owner’s responsibilities to the Trust is contained in a Prospectus dated April 29, 2016, filed with the SEC on May 2, 2016 pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended (File No. 333-210313), which is referred to herein as the “Prospectus,” under the section captioned “The Managing Owner,” and such description is incorporated herein by reference from the Prospectus.

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

The Trading Companies and Galaxy Plus entities for each Series of Units engage in the speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swaps) and may, from time to time, engage in cash and spot transactions. A brief description of the Trust’s main types of investments is set forth below:

●	A futures contract is a standardized contract traded on an exchange that calls for the future delivery of a specified quantity of a commodity at a specified time and place.

●	A forward contract is an individually negotiated contract between principals, not traded on an exchange, to buy or sell a specified quantity of a commodity at or before a specified date at a specified price.

●	An option on a futures contract, forward contract or a commodity gives the buyer of the option the right, but not the obligation, to buy or sell a futures contract, forward contract or a commodity, as applicable, at a specified price on or before a specified date. Options on futures contracts are standardized contracts traded on an exchange, while options on forward contracts and commodities, referred to collectively in this prospectus as over-the-counter options, generally are individually negotiated, principal-to-principal contracts not traded on an exchange.

●	A swap contract generally involves an exchange of a stream of payments between the contracting parties. Swap contracts generally are not uniform and not exchange-traded.

Certain of the Trading Companies and Galaxy Plus entities have entered into contractual arrangements with independent commodity Trading Advisors that will manage all or a portion of such Trading Company’s and Galaxy Plus entity’s assets and make the trading decisions with respect to the assets of such Trading Company or Galaxy Plus entity.

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

Qualitative Analysis

Although quantitative analysis statistically identifies the top performing Trading Advisors, qualitative analysis plays a major role in the Trading Advisor evaluation and final selection process. Each Trading Advisor in the Managing Owner’s top docile universe initially undergoes extensive qualitative review by the Managing Owner’s research department, as well as continual monitoring. This analysis generally includes, but is not limited to: (1) preliminary information and due diligence, (2) background review, (3) on-site due diligence, (4) extensive due diligence questionnaires and (5) written review and periodic updates. This information allows a thorough review of each Trading Advisor’s trading philosophy, trading systems and corporate structure.

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

The trading system of each of the major commodity Trading Advisors and the means by which the Series access those Trading Advisors are as follows:

Major Commodity Trading Advisor	Trading System Style	Accessed Through

Aspect Capital Limited	Systematic	Galaxy Plus
Beach Horizon	Systematic	Trading Company
BH-DG Systematic Trading LLP	Systematic	Swap
Chesapeake Capital Corporation	Systematic	Galaxy Plus
Crabel Capital Partners LLPC	Systematic	Swap
Emil Van Essen, LLC	Discretionary	Galaxy Plus
Fort, L.P.	Systematic	Galaxy Plus
H2O Asset Management	Systematic	Swap
J E Moody & Company	Systematic	Swap
Quantitative Investment Management, LLC	Systematic	Galaxy Plus
Quantmetrics Capital Management LLP	Systematic	Galaxy Plus
Quest Partners LLC	Systematic	Galaxy Plus
Red Oak Commodity Advisors, Inc.	Discretionary	Galaxy Plus
Rosetta Capital Management, LLC	Discretionary	Galaxy Plus
Transtrend B.V.	Systematic	Trading Company
Winton Capital Management Ltd.	Systematic	Trading Company

A commodity Trading Advisor (“CTA”) that may be allocated at least 10% of the assets of any Series is referred to herein as a major CTA. A non-major CTA in respect of any Series is a CTA whose allocation will be less than 10% of such Series’ assets.

As of December 31, 2016, the allocation of the assets of each applicable Series of the Trust between the Trading Advisors was as follows:

Allocation as of December 31, 2016 (expressed as a percentage of aggregate notional exposure to commodity trading programs)

		Equinox
	Equinox	Frontier	Equinox	Equinox		Equinox	Equinox
	Frontier	Long/Short	Frontier	Frontier	Equinox	Frontier	Frontier
	Diversified	Commodity	Masters	Balanced	Frontier	Winton	Heritage
Advisor	Fund	Fund	Fund	Fund	Select Fund	Fund	Fund
Aspect Capital Limited	5%	—	—	6%	—	—	—
Beach Horizon	—	—	—	5%	—	—	—
BH-DG Systematic Trading LLP	—	—	—	—	41%	—	44%
Chesapeake Capital Corporation	9%	15%	25%	—	—	—	—
Crabel Capital Management, LLC	4%	—	—	5%	—	—	—
Doherty	3%			4%
Emil Van Essen, LLC	8%	22%	23%	7%	—	—	—
Fort, L.P.	9%	—	—	11%	—	—	—
H2O Asset Management	9%	—	—	12%	—	—	—
J E Moody & Company	—	10%	—	—	—	—	—
Landmark	2%	4%		4%
Quantitative Investment Management,LLC	19%	—	—	21%	—	—	—
Quantmetrics Capital ManagementLLP	15%	—	—	14%	—	—	—
Quest Partners LLC	8%	—	—	2%	—	—	—
Red Oak Commodity Advisors, Inc.	—	30%	—	—	—	—	—
Rosetta Capital Management, LLC	—	19%	—	—	—	—	—
Transtrend B.V.	—	—	28%	—	59%	—	—
Winton Capital Management Ltd.	9%	—	24%	9%	—	100%	56%

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

Financial Information about Geographic Areas

Although the Trust trades in the global futures and forward markets, it does not have operations outside of the United States, and therefore this item is not applicable.

Employees

The Trust has no employees. The Trust is managed solely by the Managing Owner in its capacity as the managing owner of the Trust pursuant to the Trust Agreement.

Available Information

The Trust files quarterly, annual and current reports with the Securities and Exchange Commission (“SEC”). These reports are posted at www.WakefieldFunds.com, and are also available to read and copy at the SEC’s Public Reference Facilities in Washington, D.C. at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC’s toll free number, 1-800-SEC-0330, for further information or visit http://www.sec.gov.

Additional Information

On December 5, 2016, Equinox Fund Management, LLC (“Equinox”), Frontier Fund Management LLC (the “New Managing Owner”), and Wakefield Advisors, LLC (“Wakefield”) entered into a Unit Purchase Agreement (the “Agreement”). Equinox was the Managing Owner of the Trust and the Series. Pursuant to the Agreement, Equinox agreed to transfer to the New Managing Owner such amount of Equinox’s General Units (as defined in the Trust Agreement) as the Managing Owner shall be required to hold in its capacity as managing owner of the Trust pursuant to the Trust Agreement, and redeem the remainder of Equinox’s General Units (the “Transaction”).

The Transaction was consummated on March 6, 2017, and upon consummation of the Transaction, the New Managing Owner became the managing owner of the Trust and each Series, in replacement of Equinox. Consequently, consummation of the Transaction constituted a change of operational control in respect of the Trust and each Series.

In connection with the foregoing, the Trust Agreement was amended to effect certain changes to replace Equinox as the managing owner and to reflect the New Managing Owner as the new managing owner. Also, the New Managing Owner has temporarily suspended the sale of Units (as defined in the Trust Agreement) while the Managing Owner engages with the Securities and Exchange Commission to have declared effective a post-effective amendment to the Series’ registration statements, as well as approval by the NFA. The Series will file Form 8-K to announce the resumption of the sale of Units, which the New Managing Owner expects will occur shortly.

The New Managing Owner is seeking to cause the suspension to be lifted as promptly as practicable.

Any forward-looking statements herein are based on expectations of the New Managing Owner at this time. Whether or not actual results and developments will conform to the New Managing Owner’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in the Series’ prospectuses, general economic, market and business conditions, changes in laws or regulations or other actions made by governmental authorities or regulatory bodies, and other world economic and political developments. The Series and the New Managing Owner undertake no duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Commodity interest contracts are highly volatile and are subject to occasional rapid and substantial fluctuations. Consequently, you could lose all or substantially all of your investment in the Units of any Series should such Series’ trading positions suddenly turn unprofitable. The profitability of any Series depends primarily on the ability of its Trading Advisor(s) to predict these fluctuations accurately. Price movements for commodity interests are influenced by, among other things:

●	changes in interest rates;

●	governmental, agricultural, trade, fiscal, monetary and exchange control programs and policies;

●	weather and climate conditions;

●	natural disasters, such as hurricanes;

●	changing supply and demand relationships;

●	changes in balances of payments and trade;

●	U.S. and international rates of inflation;

●	currency devaluations and revaluations;

●	U.S. and international political and economic events; and

●	changes in philosophies and emotions of market participants.

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

A principal risk in futures, forward and options trading is volatile performance. Because the trading decisions for the Equinox Frontier Winton Fund will be made by a single Trading Advisor, the trading for Equinox Frontier Winton Fund is similar to a single advisor fund in which one rading Advisor makes all the trading decisions. In single advisor funds, volatility may increase as compared to a fund with several Trading Advisors who, collectively, can diversify risk to a greater extent (assuming those advisors are non-correlated with each other).

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

Certain Trading Advisors may trade options on futures. Although successful options trading require many of the same skills as successful futures trading, the risks involved are somewhat different. Successful options trading require a trader to accurately assess near-term market volatility, because that volatility is immediately reflected in the price of outstanding options. Correct assessment of market volatility can therefore be of much greater significance in trading options than it is in many long-term futures strategies. If market volatility is incorrectly predicted, the use of options can be extremely expensive.

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

The Trading Companies or Galaxy Plus entities and Trust may enter into swap and similar transactions which may create risks.

Swaps are not traded on exchanges and are not subject to the same type of government regulation as exchange markets. As a result, many of the protections afforded to participants on organized exchanges and in a regulated environment are not available in connection with these transactions.

The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, will affect the manner in which over-the-counter (“OTC”) swap transactions are traded and the credit risk associated with such trading. Any changes will likely impact the way swaps are traded and could impact the trading strategy of the Trust, as well as make it more expensive to trade swaps.

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

The Dodd-Frank Act will affect the manner in which OTC swap transactions are traded and the credit risk associated with such trading. Depending upon actions taken by regulatory authorities, these changes may also affect the manner of trading of OTC foreign currency transactions. Transactions that have been entered into prior to implementation of the provisions of the Dodd-Frank Act may remain in effect. Accordingly, even after the new regulatory framework is fully implemented, the risks of OTC foreign exchange transactions may continue to exist with respect to transactions entered into prior to the implementation of the provisions of the Dodd-Frank Act. Additionally, any changes will likely impact the way swaps are traded and could impact the trading strategy of the trust, as well as make it more expensive to trade swaps.

Assets Held in Accounts at U.S. Banks May Not Be Fully Insured.

The assets of each Trading Company or Galaxy Plus entity that are deposited with commodity brokers or their affiliates may be placed in deposit accounts at U.S. banks. The Federal Deposit Insurance Corporation (FDIC) insures deposit accounts at insured banks for up to $250,000 for each accountholder, and, if the funds in an account can be traced back to multiple individual co-owners, then each co-owner may be entitled to $250,000 in coverage. This amount of deposit insurance coverage was made permanent by the Dodd-Frank Act. Uninsured depositors also may receive funds in the event of a receivership of the bank holding the deposit accounts, but uninsured depositors have a lower priority in respect of payment than insured depositors or certain other creditors, and frequently there are insufficient funds in a receivership estate to pay off uninsured depositors fully or at all. If the FDIC were to become receiver of an insured U.S. bank holding deposit accounts that were established by a commodity broker or one of its affiliates, then it is uncertain whether the commodity broker, the affiliate involved, the Trading Company or Galaxy Plus entity, the Series involved, or the investor would be able to reclaim cash in the deposit accounts in the full amount.

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

The Trading Companies or Galaxy Plus entities are subject to speculative position limits.

The U.S. futures exchanges have established speculative position limits (referred to as “position limits”) on the maximum net long or net short position which any person or group of persons may hold or control in particular futures and options on futures. Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day. Therefore, a Trading Advisor may have to modify its trading instructions or reduce the size of its positions in one or more futures or options contracts in order to avoid exceeding such position limits, which could adversely affect the profitability of the Trading Companies or Galaxy Plus entities. The futures exchange may amend or adjust these position limits or the interpretation of how such limits are applied, which could adversely affect the profitability of the Trading Companies or Galaxy Plus entities.

In December 2016, the CFTC voted unanimously to repropose regulations implementing limits on speculative positions in 25 core physical commodity futures contracts and their economically equivalent futures, options and swaps. Comments on these regulations were due by the end of February 2017. These rules could have an adverse effect on Trading Advisors’ trading for the Trading Companies and Galaxy Plus entities.

Increases in assets under management of any of the Trading Advisors could lead to diminished returns.

We believe that none of the Trading Advisors intend to limit the amount of additional equity that it may manage, and each will continue to seek major new accounts. However, the rates of returns achieved by a Trading Advisor often diminish as the assets under its management increase. This can occur for many reasons, including the inability of the Trading Advisor to execute larger position sizes at desired prices and because of the need to adjust the Trading Advisor’s trading program to avoid exceeding speculative position limits. These limits are established by the CFTC and the exchanges on the number of speculative futures and options contracts in a commodity that one trader may own or control. Furthermore, if the Trading Advisors for a Series cannot manage any additional allocation from the Trust, the Managing Owner may add additional Trading Advisors for such Series who may have less experience or less favorable performance than the existing Trading Advisors.

The use of multiple Trading Advisors may result in offsetting or opposing trading positions and may also require one Trading Advisor to fund the margin requirements of another Trading Advisor.

The use of multiple Trading Advisors for the Equinox Frontier Diversified Fund, Equinox Frontier Masters Fund, Equinox Frontier Balanced Fund, Equinox Frontier Heritage Fund, Equinox Frontier Select Fund, and Equinox Frontier Long/Short Commodity Fund may result in developments or positions that adversely affect the respective Series’ NAV. For example, because the Trading Advisors trading for the Equinox Frontier Diversified Fund, Equinox Frontier Masters Fund, Equinox Frontier Balanced Fund, Equinox Frontier Heritage Fund, Equinox Frontier Select Fund, and Equinox Frontier Long/Short Commodity Fund will be acting independently, such Series could buy and sell the same futures contract, thereby incurring additional expenses but with no net change in its holdings. The Trading Advisors also may compete, from time to time, for the same trades or other transactions, increasing the cost to such Series of making trades or transactions or causing some of them to be foregone altogether. Even though the margin requirements resulting from each Trading Advisor’s trading for any such Series ordinarily will be met from that Trading Advisor’s allocated net assets of such Series, a Trading Advisor for the Equinox Frontier Diversified Fund, Equinox Frontier Masters Fund, Equinox Frontier Balanced Fund, Equinox Frontier Heritage Fund, Equinox Frontier Select Fund, or Equinox Frontier Long/Short Commodity Fund may incur losses of such magnitude that such Series is unable to meet margin calls from the allocated net assets of that Trading Advisor. If losses of such magnitude were to occur, the Clearing Brokers for the Trading Company(ies) or Galaxy Plus entity(ies) in which such Series invests its assets may require liquidations and contributions from the allocated net assets of another Trading Advisor for such Series.

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

There are disadvantages associated with terminating or replacing Trading Advisors, Trading Programs, or Reference Trading Programs

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

Because you and other investors will acquire, exchange, and redeem Units at different times, you may experience a loss on your Units even though the Series in which you have invested as a whole is profitable and even though other investors in that Series experience a profit. The past performance of any Series may not be representative of each investor’s investment experience in it.

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

At any given time, the nominal assets, which are the total amount of assets of a Series allocated to Trading Advisors and/or reference programs, including (i) actual funds deposited in accounts directed by the Trading Advisors or deposited as margin in respect of swaps or other derivative instruments referencing a reference program plus (ii) any notional equity allocated to the Trading Advisors and any reference programs, of a Series may exceed the NAV of such Series depending on the amount of notional equity that is being utilized. The Managing Owner expects that the nominal assets of each Series will generally be maintained at a level in excess of the NAV of such Series and such excess may be substantial to the extent the Managing Owner deems necessary to achieve the desired level of volatility. To the extent that nominal assets of a Series are in excess of NAV, investors should understand that the applicable Series will experience greater volatility as measured by NAV than it would if the nominal assets were maintained at a level equal to NAV. In such case, any losses to the Series will be greater as measured by a percentage of NAV, as compared to the percentage loss incurred in respect of nominal assets. Consequently, the allocation of nominal assets in excess of a Series’ NAV will magnify exposure to the swings in market prices of futures, forwards, options or other assets held by a Trading Company or Galaxy Plus entity or referenced by a swap or other derivative instrument and result in increased volatility, and potentially greater losses. You may lose all or substantially all of your investment in a Series.

Each Series is charged substantial fees and expenses regardless of profitability.

Each Series is charged brokerage charges, OTC dealer spreads and related transaction fees and expenses and management fees in all cases regardless of whether any Series’ activities are profitable. In addition, the Managing Owner charges each Series an incentive fee based on a percentage of the trading profits generated by each Trading Advisor for such Series, and the Managing Owner pays all or a portion of such incentive fees to the Trading Advisor(s) for such Series. Because the Equinox Frontier Balanced Fund, Equinox Frontier Heritage Fund, Equinox Frontier Select Fund, Equinox Frontier Diversified Fund, Equinox Frontier Masters Fund and Equinox Frontier Long/Short Commodity Fund may each employ multiple Trading Advisors, it is possible that such Series could pay substantial incentive fees out of the net assets of any such Series with respect to one or more Trading Advisors in a year in which such Series has no net trading profits or in which such Series actually loses money. In addition, each Series must earn trading profits and interest income sufficient to cover these fees and expenses in order for it to be profitable.

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

The Trading Companies are organized as Series limited liability companies. This means that, under the Delaware Limited Liability Company Act, the assets of one Series are not available to pay the liabilities of another Series or the trading company as a whole. This statute has not been tested in a court of law in the United States. In the event Series limited liability is not enforceable, a segregated Series could be obligated to pay the liabilities of another Series or the trading company.

All of the Series invest in trading companies that, although they are organized as series limited liability companies, allocate assets to more than one commodity Trading Advisor without the establishment of separate series with segregated liabilities. For these trading companies, losses incurred by one commodity Trading Advisor may negatively impact the trading company as a whole, as the assets allocated to a different commodity Trading Advisor may be made available to pay the liabilities of the commodity Trading Advisor that has incurred the loss. Since the Series currently invest in such trading companies, this could indirectly cause the assets of one Series to be used to pay the liabilities of another Series. For trading companies that allocate assets to more than one commodity Trading Advisor, a Series may be allowed to allocate a portion of its assets to a particular commodity Trading Advisor accessed by the trading company, rather than to the trading company as a whole.

There are certain risks associated with investments in Galaxy Plus entities.

The assets of each Series are substantially invested in commodity pools offered through the Galaxy Plus Platform, and accordingly, each Series’ performance depends substantially upon the performance of each such commodity pool. Factors that may significantly affect a commodity pool’s performance include the investment strategies selected for it by the sponsor, Gemini Alternative Funds, LLC (the “Sponsor” or “Gemini”) and/or such commodity pool’s Trading Advisor in their sole discretion, the commodity pool’s adherence to the selected strategies, the effectiveness of such strategies and the specific trading activities of the commodity pool’s Trading Advisor, including the Trading Advisor’s selection of financial instruments. Each commodity pool on the Galaxy Plus Platform is advised by an independent Trading Advisor. As a result, many of the risks outlined above with respect to the Trading Advisors of each Series will also apply to the Trading Advisors of each commodity pool.

The Galaxy Plus Platform was formed in April 2015 and has a limited history of operations. The commodity pools offered on the platform are recently established with a limited operating history or, in some cases, newly established with no operating history. There is a limited performance history, or in some cases, no performance history, to serve as a factor in evaluating an investment in the commodity pools on the Galaxy Plus Platform.

The Galaxy Plus Platform allows multiple investors to subscribe for interests in its commodity pools. Investors other than a Series could cause a commodity pool to take, or omit to take, actions that may adversely affect the performance of, or value of a Series’ investments in, a commodity pool.

A commodity pool may experience relatively large redemptions or investments related to actions of other investors in the commodity pool. In the event of such redemptions or investments, a Trading Advisor to the commodity pool could be required to sell futures, options or other investments or to invest cash at a time when it is not advantageous to do so, harming the performance of a Series.

The commodity pools on the Galaxy Plus Platform operate independently from each Series, the Trust and the Managing Owner.

The Managing Owner will have no control over, or involvement in, the operation and administration of the commodity pools. Gemini, as the sponsor of the commodity pools, may make operational and administrative decisions that could adversely affect the performance of the commodity pool and the value of a Series’ investment in the commodity pool.

The Galaxy Plus Platform and/or its Sponsor will have the ability to restrict investments into, or divestments from, any of the commodity pools on the Galaxy Plus Platform. The success of each Series depends upon the ability to select Trading Advisors n the Galaxy Plus Platform through investments into, or divestments from, one or more commodity pools. If investments into or out of a commodity pool are limited or restricted by the Galaxy Plus Platform and/or its Sponsor, Gemini, the performance of a Series may be adversely affected.

Unlike the Trading Companies managed by the Managing Owner, the on-going business operations of the Galaxy Plus Platform are administered by Gemini. If Gemini ceases operating, or effects administrative or other changes to, the Galaxy Plus Platform, a Series may no longer be able to access one or more Trading Advisors available through commodity pools on the Galaxy Plus Platform. The inability to gain exposure to Trading Advisors through the Galaxy Plus Platform may materially affect the performance of a Series. Each Series is subject to certain risks related to the operation and administration of the Galaxy Plus Platform by Gemini as a result of its investment in one or more commodity pools on the Galaxy Plus Platform. The investment of each Series in a commodity pool may be adversely affected due to possible human error or fraud on the part of an employee or agent of Gemini, prohibited trading activity by a commodity pool’s Trading Advisors due to a lack of internal controls or failed trading systems, Gemini’s noncompliance with applicable laws, rules and regulations and external events such as service provider failure, hardware or software failure or acts of god.

In addition, as the use of technology increases, each Series may be more susceptible to operational risks through breaches in cyber security. A breach in cyber security refers to both intentional and unintentional events that may cause the Series to lose proprietary information or operational capacity or suffer data corruption. As a result, each Series may incur regulatory penalties, reputational damage, additional compliance costs associated with corrective measures, and/or financial loss. In addition, cyber security breaches of the Series’ third party service providers or issuers in which the Series invest may also subject the Series to many of the same risks associated with direct cyber security breaches.

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

The clearing agreements between the Clearing Brokers and the Trading Companies and Galaxy Plus entities generally are terminable by the Clearing Brokers once the Clearing Broker has given the Trading Company or Galaxy Plus entity the required notice. Upon termination of a clearing agreement, the Managing Owner may be required to renegotiate that agreement or make other arrangements for obtaining clearing. The services of the Clearing Brokers may not be available, or even if available, these services may not be available on the terms as favorable as those contained in the expired or terminated clearing agreements.

The Series may be obligated to make payments under guarantee agreements.

Each of the Series has guaranteed the obligations of the Trading Companies and Galaxy Plus entities under the customer agreements with a variety of Clearing Brokers. In the event that one Series is unable to meet its obligations to the Clearing Brokers, the assets of the other Series will be available to those Clearing Brokers as part of the guarantee, but only to the extent of such Series’ pro rata allocation to the Trading Company or Galaxy Plus entity. As such, even if you are not invested in the defaulting Series, your investment could be impacted. The Trust, or any Series of the Trust, may enter into similar guarantees in the future.

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

The Trust is subject to the risk of insolvency of an exchange, clearinghouse, central clearing broker, commodity broker, and counterparties with whom the Trading Companies and Galaxy Plus entities trade. Trust assets could be lost or impounded in such an insolvency during lengthy bankruptcy proceedings. Were a substantial portion of the Trust’s capital tied up in a bankruptcy, the Managing Owner might suspend or limit trading, perhaps causing a Series to miss significant profit opportunities. The Trust is subject to the risk of the inability or refusal to perform on the part of the counterparties with whom contracts are traded. In the event that the Clearing Brokers are unable to perform their obligations, the Trust’s assets are at risk and investors may only recover a pro rata share of their investment, or nothing at all.

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

Special considerations apply to investments in the Trust by individual retirement accounts, pension, profit-sharing, stock bonus, Keogh, welfare benefit and other employee benefit plans whether or not subject to ERISA or Section 4975 of the Code, each a Plan, a Plan that is subject to Part 4 of Subtitle B of Title I of ERISA or Section 4975 of the Code, or an ERISA Plan, and any entity whose underlying assets include plan assets by reason of a Plan’s investment in such entity is referred to as a “Benefit Plan Investor.” While the assets of the Trust or any Series (and Class of any Series) are intended not to constitute plan assets with respect to any Benefit Plan Investors, the United States Department of Labor, or the DOL, IRS or a court could disagree. If the DOL, IRS or a court were to find that the assets of some or all of the Series (or Class of any Series) are the assets of Benefit Plan Investors, the Managing Owner and the Trading Advisors to such Series (or Class) may be fiduciaries and certain transactions in or by the Trust could be prohibited. For example, if the Trust were deemed to hold “plan assets,” within the meaning of 29 C.F.R. § 2510.3-101, the Trading Advisors may have to refrain from directing certain transactions that are currently contemplated. Furthermore, whether or not the Trust is deemed to hold plan assets, if a Benefit Plan Investor has certain pre-existing relationships with the Managing Owner, one or more Trading Advisors, the selling agents or a Clearing Broker, investment in a Series may be limited or prohibited. In the event that, for any reason, the assets of any Series (or Class of any Series) might be deemed to be “plan assets,” and if any transactions would or might constitute prohibited transactions under ERISA or the Code and an exemption for such transaction or transactions is not available or cannot be obtained (or the Managing Owner determines not to seek such exemption), the Managing Owner reserves the right, upon notice to, but without the consent of any limited owner, to mandatorily redeem Units held by any limited owner that is a Benefit Plan Investor. Furthermore, whether or not a Series (or Class of any Series) are plan assets, Benefit Plan Investors should consider their fiduciary responsibilities before making a decision to invest in a Series (or Class of any Series) and Plan investors who are not subject to ERISA may be subject to similar responsibilities under state, local, or non-U.S. law.

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

The Trust does not own or use any physical properties in the conduct of its business. Its assets currently consist of cash items such as custom time deposits, and, through each Trading Company, U.S. and international futures and forward contracts and other interests in derivative instruments, including options contracts on futures, forwards and swap contracts. The Managing Owner’s main office is located at 1775 Sherman Street, Suite 2010, Denver, Colorado 80203.

Item 3.	LEGAL PROCEEDINGS.

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Managing Owner or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Trust or any Series.

On January 19, 2016, the Managing Owner consented to and became the subject of an Order Instituting Administrative and Cease and- Desist Proceedings Pursuant to Section 8A of the Securities Act of 1933, Section 21C of the Securities Exchange Act of 1934, and Section 203(e) of the Investment Advisers Act of 1940, Making Findings, and Imposing Remedial Sanctions and a Cease-and- Desist Order by the SEC to resolve allegations related to certain disclosures of certain options invested in by certain of the Series of the Trust, as well as the Managing Owner’s calculation and disclosure of management fees paid by investors in certain of the Series.

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

Further, if a Limited Owner redeems all or a portion of its Class 1 and 1a Units of any Series on or before the end of twelve full months following the effective date of the purchase of the Units being redeemed, such Limited Owner is charged a redemption fee of up to 2.0% of the NAV at which the Units are redeemed. The redemption fee charged will depend on, among other things, the particular Series of Units being redeemed. The Trust Agreement also contains restrictions on the transfer or assignment of the Units.

The Managing Owner has the sole discretion in determining what distributions, if any, the Trust will make to the Limited Owners. The Trust has not affected distributions on the Units in any Series as of the date hereof and the Managing Owner does not intend to effect any distributions in the foreseeable future.

The proceeds of offerings are deposited in the bank and brokerage accounts of the Trust, the Trading Companies and the Galaxy Plus entities for the purpose of engaging in trading activities in accordance with the Trust’s trading policies and its Trading Advisors’ respective trading strategies.

The following table shows the number of Limited Owners and the number of Units outstanding in each Class of each Series as of December 31, 2016:

	Number of Limited	Number of Units
	Owners	Outstanding

Equinox Frontier Diversified Fund (Class 1)	73	44,569
Equinox Frontier Diversified Fund (Class 2)	341	284,124
Equinox Frontier Diversified Fund (Class 3)	395	105,594
Equinox Frontier Long/Short Commodity Fund (Class 1a)	149	20,628
Equinox Frontier Long/Short Commodity Fund (Class 2)	51	3,924
Equinox Frontier Long/Short Commodity Fund (Class 2a)	54	6,893
Equinox Frontier Long/Short Commodity Fund (Class 3)	287	33,685
Equinox Frontier Long/Short Commodity Fund (Class 3a)	100	10,816
Equinox Frontier Masters Fund (Class 1)	116	47,530
Equinox Frontier Masters Fund (Class 2)	145	41,318
Equinox Frontier Masters Fund (Class 3)	202	51,022
Equinox Frontier Balanced Fund (Class 1)	2,030	422,530
Equinox Frontier Balanced Fund (Class 1AP)	20	4,671
Equinox Frontier Balanced Fund (Class 2)	290	112,166
Equinox Frontier Balanced Fund (Class 2a)	13	1,817
Equinox Frontier Balanced Fund (Class 3a)	64	10,380
Equinox Frontier Select Fund (Class 1)	664	112,059
Equinox Frontier Select Fund (Class 1AP)	7	296
Equinox Frontier Select Fund (Class 2)	50	10,444
Equinox Frontier Winton Fund (Class 1)	498	131,283
Equinox Frontier Winton Fund (Class 1AP)	1	214
Equinox Frontier Winton Fund (Class 2)	36	54,044
Equinox Frontier Heritage Fund (Class 1)	348	62,779
Equinox Frontier Heritiage Fund (Class 1AP)	3	45
Equinox Frontier Heritage Fund (Class 2)	39	15,518

No Units are authorized for issuance by the Trust under equity compensation plans. During the year ended December 31, 2016, no unregistered Units were sold by the Trust. In addition, the Trust did not repurchase any Units under a formal repurchase plan. All Unit redemptions during the year ended December 31, 2016 were in the ordinary course of business. There have not been any purchases of units by the trust or any affiliated purchasers during the year ended December 31, 2016.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected financial information as of and for the years ended December 31, 2016, 2015, 2014, 2013, and 2012, is taken from the financial statements of the Trust included in section F of this filing and previous filings.

You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included therewith. Results from past periods are not necessarily indicative of results that may be expected for any future period.

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2016

			Equinox Frontier
	Equinox Frontier	Equinox Frontier	Long/Short
	Diversified Fund	Masters Fund	Commodity Fund
Interest-net	$323,854	$133,801	$21,855
Total Expenses	3,330,405	1,386,826	506,768
Net gain/(loss) on investments	4,169,841	1,745,161	483,619
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	1,163,290	492,136	(133,170)
Net income/ (loss) per unit- Class 1	0.91	(0.07)	—
Net income/ (loss) per unit- Class 1a	—	—	(1.98)
Net income/ (loss) per unit- Class 2	3.34	2.18	(2.54)
Net income/ (loss) per unit- Class 2a	—	—	(0.52)
Net income/ (loss) per unit- Class 3	3.40	2.32	(1.34)
Net income/ (loss) per unit- Class 3a	—	—	0.64
Total Assets	$59,238,419	$17,425,839	$11,023,280
Total owners’ capital-Class 1	5,189,420	5,361,626	—
Total owners’ capital-Class 1a	—	—	1,913,595
Total owners’ capital-Class 2	38,231,581	5,657,562	808,363
Total owners’ capital-Class 2a	—	—	963,195
Total owners’ capital-Class 3	13,050,390	6,150,119	4,405,863
Total owners’ capital-Class 3a	—	—	1,174,511
Total net asset value per unit- Class 1	116.43	112.80	—
Total net asset value per unit- Class 1a	—	—	92.78
Total net asset value per unit- Class 2	132.94	128.78	129.56
Total net asset value per unit- Class 2a	—	—	105.67
Total net asset value per unit- Class 3	123.27	119.89	130.80
Total net asset value per unit- Class 3a	—	—	107.50

	Equinox Frontier	Equinox Frontier	Equinox Frontier
	Balanced Fund	Heritage Fund	Select Fund
Interest-net	$96,270	$1,430	$1,025
Total Expenses	4,637,078	610,757	792,796
Net gain/(loss) on investments	10,486,586	524,782	2,398,954
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	5,297,666	(301,637)	617,789
Net income/ (loss) per unit- Class 1	6.77	(4.69)	3.71
Net income/ (loss) per unit- Class 1AP	11.38	(1.07)	6.88
Net income/ (loss) per unit- Class 2	15.30	(1.44)	9.14
Net income/ (loss) per unit- Class 2a	14.17	—	—
Net income/ (loss) per unit- Class 3a	14.12	—	—
Total Assets	$88,477,739	$15,420,967	$16,307,508
Total owners’ capital-Class 1	56,955,371	7,507,072	10,540,702
Total owners’ capital-Class 1AP	677,181	5,826	29,897
Total owners’ capital-Class 2	22,401,557	2,744,375	1,411,440
Total owners’ capital-Class 2a	516,256	—	—
Total owners’ capital-Class 3a	1,749,006	—	—
Total net asset value per unit- Class 1	134.80	119.58	94.06
Total net asset value per unit- Class 1AP	144.97	128.60	101.16
Total net asset value per unit- Class 2	194.99	172.10	134.25
Total net asset value per unit- Class 2a	169.05	—	—
Total net asset value per unit- Class 3a	168.49	—	—

	Equinox Frontier
	Winton Fund
Interest-net	$7,717
Total Expenses	2,240,389
Net gain/(loss) on investments	1,071,349
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	(1,625,498)
Net income/ (loss) per unit- Class 1	(9.66)
Net income/ (loss) per unit- Class 1AP	(5.14)
Net income/ (loss) per unit- Class 2	(6.53)
Total Assets	$41,295,183
Total owners’ capital-Class 1	20,284,935
Total owners’ capital-Class 1AP	35,478
Total owners’ capital-Class 2	11,446,113
Total net asset value per unit- Class 1	154.51
Total net asset value per unit- Class 1AP	166.17
Total net asset value per unit- Class 2	210.98

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2015

	Equinox Frontier Diversified Fund	Equinox Frontier Masters Fund	Equinox Frontier Long/Short Commodity Fund
Interest-net	$603,350	$260,900	$141,120
Total Expenses	4,859,068	2,122,056	1,207,403
Net gain/(loss) on investments	11,317,997	1,398,913	(391,811)
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	2,585,692	(462,243)	(1,458,094)
Net income/ (loss) per unit- Class 1	2.43	(3.74)	—
Net income/ (loss) per unit- Class 1a	—	—	(6.36)
Net income/ (loss) per unit- Class 2	4.93	(1.93)	(6.20)
Net income/ (loss) per unit- Class 2a	—	—	(5.16)
Net income/ (loss) per unit- Class 3	4.84	(1.49)	(6.20)
Net income/ (loss) per unit- Class 3a	—	—	(4.91)
Total Assets	$56,164,247	$23,001,628	$13,195,609
Total owners’ capital-Class 1	11,814,234	8,323,800	—
Total owners’ capital-Class 1a	—	—	4,053,754
Total owners’ capital-Class 2	34,633,100	7,893,358	993,600
Total owners’ capital-Class 2a	—	—	1,287,665
Total owners’ capital-Class 3	9,267,632	6,611,141	5,906,669
Total owners’ capital-Class 3a	—	—	851,163
Total net asset value per unit- Class 1	115.52	112.87	—
Total net asset value per unit- Class 1a	—	—	94.76
Total net asset value per unit- Class 2	129.60	126.60	132.10
Total net asset value per unit- Class 2a	—	—	106.19
Total net asset value per unit- Class 3	119.87	117.57	132.14
Total net asset value per unit- Class 3a	—	—	106.86

	Equinox Frontier Balanced Fund	Equinox Frontier Heritage Fund	Equinox Frontier Select Fund
Interest-net	$29,151	$1	$—
Total Expenses	5,591,382	797,551	968,941
Net gain/(loss) on investments	4,329,355	555,165	272,917
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	(1,492,595)	(450,548)	(730,624)
Net income/ (loss) per unit- Class 1	(3.51)	(6.01)	(5.26)
Net income/ (loss) per unit- Class 1AP	0.39	(2.26)	(2.54)
Net income/ (loss) per unit- Class 2	0.53	(3.02)	(3.37)
Net income/ (loss) per unit- Class 2a	1.86	—	—
Net income/ (loss) per unit- Class 3a	1.85	—	—
Total Assets	$91,069,226	$15,625,364	$19,996,286
Total owners’ capital-Class 1	62,563,337	8,628,726	11,710,517
Total owners’ capital-Class 1AP	714,747	58,523	47,365
Total owners’ capital-Class 2	22,708,408	2,853,353	1,338,173
Total owners’ capital-Class 2a	548,070	—	—
Total owners’ capital-Class 3a	2,435,421	—	—
Total net asset value per unit- Class 1	128.03	124.27	90.35
Total net asset value per unit- Class 1AP	133.59	129.67	94.28
Total net asset value per unit- Class 2	179.69	173.54	125.11
Total net asset value per unit- Class 2a	154.88	—	—
Total net asset value per unit- Class 3a	154.37	—	—

	Equinox Frontier Winton Fund
Interest-net	$28
Total Expenses	2,967,166
Net gain/(loss) on investments	(2,967,138)
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	(2,160,638)
Net income/ (loss) per unit- Class 1	(11.78)
Net income/ (loss) per unit- Class 1AP	(6.87)
Net income/ (loss) per unit- Class 2	(8.72)
Total Assets	$41,615,649
Total owners’ capital-Class 1	23,022,800
Total owners’ capital-Class 1AP	36,576
Total owners’ capital-Class 2	11,882,167
Total net asset value per unit- Class 1	164.17
Total net asset value per unit- Class 1AP	171.31
Total net asset value per unit- Class 2	217.51

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2014

	Equinox Frontier Diversified Fund	Equinox Frontier Masters Fund	Equinox Frontier Long/Short Commodity Fund
Interest-net	$579,067	$298,175	$216,027
Total Expenses	7,289,756	2,939,200	1,487,941
Net gain/(loss) on investments	21,323,765	8,093,183	1,582,778
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	14,287,705	5,452,158	1,077,686
Net income/ (loss) per unit- Class 1	25.99	24.78	—
Net income/ (loss) per unit- Class 1a	—	—	8.39
Net income/ (loss) per unit- Class 2	30.32	29.07	13.04
Net income/ (loss) per unit- Class 2a	—	—	11.01
Net income/ (loss) per unit- Class 3	30.82	27.15	13.04
Net income/ (loss) per unit- Class 3a	—	—	11.30
Total Assets	$62,725,802	$26,576,520	$16,879,229
Total owners’ capital-Class 1	19,195,036	11,850,911	—
Total owners’ capital-Class 1a	—	—	5,776,906
Total owners’ capital-Class 2	35,224,292	8,868,743	1,246,481
Total owners’ capital-Class 2a	—	—	1,702,551
Total owners’ capital-Class 3	5,588,281	4,988,200	7,233,099
Total owners’ capital-Class 3a	—	—	657,882
Total net asset value per unit- Class 1	113.09	116.61	—
Total net asset value per unit- Class 1a	—	—	101.12
Total net asset value per unit- Class 2	124.67	128.53	138.30
Total net asset value per unit- Class 2a	—	—	111.35
Total net asset value per unit- Class 3	115.03	119.06	138.34
Total net asset value per unit- Class 3a	—	—	111.77

	Equinox Frontier Balanced Fund	Equinox Frontier Heritage Fund	Equinox Frontier Select Fund
Interest-net	$27,454	$1	$—
Total Expenses	7,434,719	1,056,664	1,364,426
Net gain/(loss) on investments	33,601,230	4,838,618	3,799,808
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	19,364,501	2,812,848	2,435,382
Net income/ (loss) per unit- Class 1	25.25	28.23	15.75
Net income/ (loss) per unit- Class 1AP	30.58	33.13	21.29
Net income/ (loss) per unit- Class 2	38.67	42.35	24.34
Net income/ (loss) per unit- Class 2a	34.22	—	—
Net income/ (loss) per unit- Class 3a	34.11	—	—
Total Assets	$110,738,530	$16,906,298	$15,556,907
Total owners’ capital-Class 1	72,098,275	9,761,819	13,663,563
Total owners’ capital-Class 1AP	748,275	58,378	47,785
Total owners’ capital-Class 2	23,550,697	3,207,182	1,558,130
Total owners’ capital-Class 2a	600,287	—	—
Total owners’ capital-Class 3a	2,528,303	—	—
Total net asset value per unit- Class 1	131.54	130.28	95.61
Total net asset value per unit- Class 1AP	133.20	131.93	96.82
Total net asset value per unit- Class 2	179.16	176.56	128.48
Total net asset value per unit- Class 2a	153.02	—	—
Total net asset value per unit- Class 3a	152.52	—	—

	Equinox Frontier Winton Fund
Interest-net	$55
Total Expenses	3,960,912
Net gain/(loss) on investments	12,603,511
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	8,642,654
Net income/ (loss) per unit- Class 1	36.36
Net income/ (loss) per unit- Class 1AP	39.25
Net income/ (loss) per unit- Class 2	52.06
Total Assets	$41,541,451
Total owners’ capital-Class 1	26,870,878
Total owners’ capital-Class 1AP	38,042
Total owners’ capital-Class 2	13,142,313
Total net asset value per unit- Class 1	175.95
Total net asset value per unit- Class 1AP	178.18
Total net asset value per unit- Class 2	226.23

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2013

	Equinox Frontier Diversified Fund	Equinox Frontier Masters Fund	Equinox Frontier Long/Short Commodity Fund
Interest-net	$1,544,382	$757,793	$945,988
Total Expenses	5,290,909	2,956,297	3,021,094
Net gain/(loss) on investments	(5,520,937)	(2,052,522)	7,300,417
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	(9,267,464)	(4,251,026)	(6,044,396)
Net income/ (loss) per unit- Class 1	(7.30)	(9.28)	—
Net income/ (loss) per unit- Class 1a	—	—	(15.85)
Net income/ (loss) per unit- Class 2	(6.13)	(8.15)	(20.39)
Net income/ (loss) per unit- Class 2a	—	—	(15.11)
Net income/ (loss) per unit- Class 3	—	3.90	(20.39)
Net income/ (loss) per unit- Class 3a	—	—	(9.13)
Total Assets	$64,685,474	$34,068,483	$28,968,346
Total owners’ capital-Class 1	28,744,047	23,115,495	—
Total owners’ capital-Class 1a	—	—	8,752,826
Total owners’ capital-Class 2	34,714,991	10,406,162	3,371,798
Total owners’ capital-Class 2a	—	—	3,103,405
Total owners’ capital-Class 3	—	249,127	9,619,596
Total owners’ capital-Class 3a	—	—	257,471
Total net asset value per unit- Class 1	87.10	91.83	—
Total net asset value per unit- Class 1a	—	—	92.73
Total net asset value per unit- Class 2	94.35	99.46	125.26
Total net asset value per unit- Class 2a	—	—	100.34
Total net asset value per unit- Class 3	—	91.91	125.30
Total net asset value per unit- Class 3a	—	—	100.47

	Equinox Frontier Balanced Fund	Equinox Frontier Heritage Fund	Equinox Frontier Select Fund
Interest-net	$280,359	$109,122	$261,102
Total Expenses	7,350,844	938,253	1,365,128
Net gain/(loss) on investments	(6,490,128)	2,516,149	1,521,198
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	(16,152,498)	1,423,001	417,171
Net income/ (loss) per unit- Class 1	(10.03)	7.50	1.20
Net income/ (loss) per unit- Class 2	(8.71)	13.54	4.59
Net income/ (loss) per unit- Class 2a	(5.56)	—	—
Net income/ (loss) per unit- Class 3	—	—	—
Net income/ (loss) per unit- Class 3a	(5.55)	—	—
Total Assets	$124,183,143	$16,696,747	$17,804,703
Total owners’ capital-Class 1	80,801,534	11,328,406	15,852,947
Total owners’ capital-Class 2	26,611,117	2,850,062	1,758,901
Total owners’ capital-Class 2a	491,579	—	—
Total owners’ capital-Class 3	—	—	—
Total owners’ capital-Class 3a	2,322,629	—	—
Total net asset value per unit- Class 1	106.29	102.05	79.86
Total net asset value per unit- Class 2	140.49	134.21	104.14
Total net asset value per unit- Class 2a	118.80	—	—
Total net asset value per unit- Class 3	—	—	—
Total net asset value per unit- Class 3a	118.41	—	—

	Equinox Frontier Winton Fund
Interest-net	$283,863
Total Expenses	2,340,519
Net gain/(loss) on investments	4,790,126
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	2,733,470
Net income/ (loss) per unit- Class 1	8.86
Net income/ (loss) per unit- Class 2	15.87
Net income/ (loss) per unit- Class 3	—
Total Assets	$37,083,828
Total owners’ capital-Class 1	26,164,147
Total owners’ capital-Class 2	10,460,690
Total owners’ capital-Class 3	—
Total net asset value per unit- Class 1	139.59
Total net asset value per unit- Class 2	174.17
Total net asset value per unit- Class 3	—

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2012

	Equinox Frontier Diversified Fund	Equinox Frontier Masters Fund	Equinox Frontier Long/Short Commodity Fund
Interest-net	$2,199,327	$1,038,493	$1,385,312
Total Expenses	9,596,941	4,016,767	6,010,679
Net gain/(loss) on investments	2,078,348	3,545,722	(11,084,454)
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	(5,319,266)	618,878	(6,542,114)
Net income/ (loss) per unit- Class 1	(5.00)	0.86	(0.72)
Net income/ (loss) per unit- Class 1a	—	—	(13.13)
Net income/ (loss) per unit- Class 2	(3.48)	2.78	(16.32)
Net income/ (loss) per unit- Class 2a	—	—	(11.78)
Net income/ (loss) per unit- Class 3	—	—	(16.27)
Total Assets	$116,445,177	$51,943,272	$63,948,673
Total owners’ capital-Class 1	58,999,936	34,603,499	—
Total owners’ capital-Class 1a	—	—	18,983,538
Total owners’ capital-Class 2	56,181,636	16,882,659	6,898,785
Total owners’ capital-Class 2a	—	—	10,882,111
Total owners’ capital-Class 3	—	—	19,761,047
Total net asset value per unit- Class 1	94.40	101.11	135.41
Total net asset value per unit- Class 1a	—	—	108.58
Total net asset value per unit- Class 2	100.48	107.61	145.65
Total net asset value per unit- Class 2a	—	—	115.45
Total net asset value per unit- Class 3	—	—	145.69

	Equinox Frontier Balanced Fund	Equinox Frontier Heritage Fund	Equinox Frontier Select Fund
Interest-net	$276,272	$134,302	$263,049
Total Expenses	16,386,180	1,822,802	2,449,160
Net gain/(loss) on investments	7,382,357	(681,944)	(2,138,461)
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	(13,154,863)	(2,370,444)	(4,324,572)
Net income/ (loss) per unit- Class 1	(8.18)	10.18	(12.36)
Net income/ (loss) per unit- Class 1a	(4.13)	—	—
Net income/ (loss) per unit- Class 2	(5.82)	(9.03)	(12.29)
Net income/ (loss) per unit- Class 2a	(3.99)	—	—
Net income/ (loss) per unit- Class 3a	(4.40)	—	—
Total Assets	$247,702,914	$20,925,980	$25,650,403
Total owners’ capital-Class 1	143,906,872	16,680,498	22,266,758
Total owners’ capital-Class 2	51,459,568	4,073,041	3,077,883
Total owners’ capital-Class 2a	1,009,520	—	—
Total owners’ capital-Class 3a	3,776,790	—	—
Total net asset value per unit- Class 1	116.32	94.55	78.66
Total net asset value per unit- Class 1a	104.32	—	—
Total net asset value per unit- Class 2	149.20	120.67	99.55
Total net asset value per unit- Class 2a	124.36	—	—
Total net asset value per unit- Class 3a	123.96	—	—

	Equinox Frontier Winton Fund
Interest-net	$531,125
Total Expenses	2,435,758
Net gain/(loss) on investments	(1,356,583)
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	(3,261,216)
Net income/ (loss) per unit- Class 1	(10.40)
Net income/ (loss) per unit- Class 2	(7.52)
Total Assets	$41,241,712
Total owners’ capital-Class 1	30,645,208
Total owners’ capital-Class 2	10,314,326
Total net asset value per unit- Class 1	130.73
Total net asset value per unit- Class 2	158.30
Total net asset value per unit- Class 3	—

Supplementary Quarterly Financial Information

The following summarized quarterly financial information presents the Trust’s results of operations for the three-month periods ended March 31, June 30, September 30, and December 31, 2016. The information in this chart has been prepared under the consolidation accounting policy discussed in Note 2 of the Series of Equinox Frontier Funds Financial Statements that accompany this filing. That policy was implemented in the current year. Previously filed quarterly data was prepared prior to the implementation of this accounting policy and has been modified accordingly.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2016 (unaudited)	2016 (unaudited)	2016 (unaudited)	2016 (unaudited)
Equinox Frontier Diversified Fund:
Net gain (loss) on investments	$2,972,555	(793,944)	(297,399)	$2,288,629
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$1,533,771	(790,611)	(359,558)	$779,688
Increase (decrease) in net asset value per Class 1 units	$2.91	$(0.37)	$(2.27)	$0.64
Increase (decrease) in net asset value per Class 2 units	$3.84	$0.17	$(1.98)	$1.31
Increase (decrease) in net asset value per Class 3 units	$3.63	$0.23	$(1.75)	$1.29
Net asset value per Class 1 units	$118.43	$118.06	$115.79	$116.43
Net asset value per Class 2 units	$133.44	$133.61	$131.63	$132.94
Net asset value per Class 3 units	$123.50	$123.73	$121.98	$123.27

Equinox Frontier Masters Fund:
Net gain (loss) on investments	$1,866,339	$395,214	$66,778	$(583,170)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$1,350,376	$136,389	$(58,348)	$(936,281)
Increase (decrease) in net asset value per Class 1unit	$6.14	$0.84	$(0.81)	$(6.24)
Increase (decrease) in net asset value per Class 2 unit	$7.47	$1.54	$(0.31)	$(6.52)
Increase (decrease) in net asset value per Class 3 unit	$7.02	$1.50	$(0.20)	$(6.00)
Net asset value per Class 1 unit	$119.01	$119.85	$119.04	$112.80
Net asset value per Class 2 unit	$134.07	$135.61	$135.30	$128.78
Net asset value per Class 3 unit	$124.59	$126.09	$125.89	$119.89

Equinox Frontier Long/Short Commodity Fund:
Net gain (loss) on investments	$80,555	435,335	$(263,816)	$231,545
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$(240,272)	103,878	$(329,162)	$332,386
Increase (decrease) in net asset value per Class 1a units	$(2.21)	$0.40	$(3.21)	$3.04
Increase (decrease) in net asset value per Class 2 units	$(2.60)	$1.05	$(4.99)	$4.00
Increase (decrease) in net asset value per Class 2a units	$(2.03)	$1.10	$(3.49)	$3.90
Increase (decrease) in net asset value per Class 3 units	$(2.61)	$0.92	$(3.68)	$4.03
Increase (decrease) in net asset value per Class 3a units	$(1.97)	$0.73	$(2.15)	$4.03
Net asset value per Class 1a units	$92.55	$92.95	$89.74	$92.78
Net asset value per Class 2 units	$129.50	$130.55	$125.56	$129.56
Net asset value per Class 2a units	$104.16	$105.26	$101.77	$105.67
Net asset value per Class 3 units	$129.53	$130.45	$126.77	$130.80
Net asset value per Class 3a units	$104.89	$105.62	$103.47	$107.50

Equinox Frontier Balanced Fund:
Net gain (loss) on investments	$5,049,993	506,563	1,713,116	$3,216,914
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$3,122,472	228,316	(385,973)	$2,332,851
Increase (decrease) in net asset value per Class 1 units	$4.15	$(1.68)	$0.02	$4.28
Increase (decrease) in net asset value per Class 1AP units (8)	$5.38	$(0.74)	$1.08	$5.66
Increase (decrease) in net asset value per Class 2 units	$7.23	$(1.00)	$1.46	$7.61
Increase (decrease) in net asset value per Class 2a units	$6.61	$(0.55)	$1.41	$6.70
Increase (decrease) in net asset value per Class 3a units	$6.59	$(0.55)	$1.40	$6.68
Net asset value per Class 1 units	$132.18	$130.50	$130.52	$134.80
Net asset value per Class 1AP units (8)	$138.97	$138.23	$139.31	$144.97
Net asset value per Class 2 units	$186.92	$185.92	$187.38	$194.99
Net asset value per Class 2a units	$161.49	$160.94	$162.35	$169.05
Net asset value per Class 3a units	$160.96	$160.41	$161.81	$168.49

Equinox Frontier Select Fund:
Net gain (loss) on investments	$2,458,845	$83,339	$10,160	$(153,390)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$1,325,471	$(184,145)	$(234,575)	$(288,962)
Increase (decrease) in net asset value per Class 1 units	$9.05	$(1.28)	$(1.86)	$(2.20)
Increase (decrease) in net asset value per Class 1AP units (8)	$10.22	$(0.57)	$(1.18)	$(1.59)
Increase (decrease) in net asset value per Class 2 units	$13.57	$(0.76)	$(1.57)	$(2.10)
Net asset value per Class 1 units	$99.40	$98.12	$96.26	$94.06
Net asset value per Class 1AP units (8)	$104.50	$103.93	$102.75	$101.16
Net asset value per Class 2 units	$138.68	$137.92	$136.35	$134.25

Equinox Frontier Winton Fund:
Net gain (loss) on investments	$3,032,321	$2,031,063	$(1,783,567)	$(2,208,468)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$1,166,285	$575,743	$(1,643,430)	$(1,724,096)
Increase (decrease) in net asset value per Class 1 units	$5.01	$2.35	$(8.31)	$(8.71)
Increase (decrease) in net asset value per Class 1AP units (8)	$6.55	$3.82	$(7.46)	$(8.05)
Increase (decrease) in net asset value per Class 2 units	$8.31	$4.85	$(9.47)	$(10.22)
Net asset value per Class 1 units	$169.18	$171.53	$163.22	$154.51
Net asset value per Class 1AP units (8)	$177.86	$181.68	$174.22	$166.17
Net asset value per Class 2 units	$225.82	$230.67	$221.20	$210.98

Equinox Frontier Heritage Fund:
Net gain (loss) on investments	$1,237,263	$(39,331)	$(386,484)	$(286,666)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$631,785	$(74,435)	$(429,665)	$(429,322)
Increase (decrease) in net asset value per Class 1 units	$6.49	$(0.99)	$(5.13)	$(5.06)
Increase (decrease) in net asset value per Class 1AP units (8)	$7.80	$(0.02)	$(4.41)	$(4.44)
Increase (decrease) in net asset value per Class 2 units	$10.43	$(0.03)	$(5.89)	$(5.95)
Net asset value per Class 1 units	$130.76	$129.77	$124.64	$119.58
Net asset value per Class 1AP units (8)	$137.47	$137.45	$133.04	$128.60
Net asset value per Class 2 units	$183.97	$183.94	$178.05	$172.10

The following summarized quarterly financial information presents the Trust’s results of operations for the three-month periods ended March 31, June 30, September 30, and December 31, 2015.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2015 (unaudited)	2015 (unaudited)	2015 (unaudited)	2015 (unaudited)
Equinox Frontier Diversified Fund:
Net gain (loss) on investments	$15,234,471	$(7,276,498)	$3,137,315	$222,709
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$13,030,463	$(7,505,363)	$885,542	$(3,824,950)
Increase (decrease) in net asset value per Class 1 units	$18.57	$(16.11)	$1.45	$2.43
Increase (decrease) in net asset value per Class 2 units	$21.09	$(17.27)	$2.19	$4.93
Increase (decrease) in net asset value per Class 3 units	$19.54	$(15.87)	$2.09	$4.84
Net asset value per Class 1 units	$131.66	$115.55	$117.00	$115.52
Net asset value per Class 2 units	$145.76	$128.49	$130.68	$129.60
Net asset value per Class 3 units	$134.57	$118.70	$120.79	$119.87

Equinox Frontier Masters Fund:
Net gain (loss) on investments	$3,440,003	$(3,430,447)	$1,409,605	$(20,248)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$2,578,394	$(3,793,874)	$746,021	$7,216
Increase (decrease) in net asset value per Class 1unit	$11.77	$(18.37)	$3.30	$(3.74)
Increase (decrease) in net asset value per Class 2 unit	$13.59	$(19.80)	$4.22	$(1.93)
Increase (decrease) in net asset value per Class 3 unit	$12.67	$(18.28)	$3.99	$(1.49)
Net asset value per Class 1 unit	$128.38	$110.01	$113.31	$112.87
Net asset value per Class 2 unit	$142.12	$122.32	$126.54	$126.60
Net asset value per Class 3 unit	$131.73	$113.45	$117.44	$117.57

Equinox Frontier Long/Short Commodity Fund:
Net gain (loss) on investments	$2,732,204	$(1,822,067)	$(1,047,364)	$(1,915,295)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$2,316,181	$(2,045,099)	$(1,251,451)	$(477,725)
Increase (decrease) in net asset value per Class 1a units	$19.58	$(13.53)	$(8.87)	$(6.36)
Increase (decrease) in net asset value per Class 2 units	$27.90	$(18.04)	$(11.63)	$(6.20)
Increase (decrease) in net asset value per Class 2a units	$22.14	$(47.46)	$(9.36)	$(5.16)
Increase (decrease) in net asset value per Class 3 units	$27.72	$(17.86)	$(11.63)	$(6.20)
Increase (decrease) in net asset value per Class 3a units	$22.32	$(14.45)	$(9.34)	$(4.91)
Net asset value per Class 1a units	$120.70	$107.17	$98.30	$94.76
Net asset value per Class 2 units	$166.20	$148.16	$136.53	$132.10
Net asset value per Class 2a units	$133.49	$119.03	$109.67	$106.19
Net asset value per Class 3 units	$166.06	$148.20	$136.57	$132.14
Net asset value per Class 3a units	$134.09	$119.64	$110.30	$106.86

Equinox Frontier Balanced Fund:
Net gain (loss) on investments	$16,254,937	$(11,603,137)	$(16,101)	$(306,344)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$12,927,288	$(12,148,257)	$(1,161,838)	$(1,109,788)
Increase (decrease) in net asset value per Class 1 units	$17.26	$(16.98)	$(1.92)	$(3.51)
Increase (decrease) in net asset value per Class 1AP units (8)	$18.60	$(16.31)	$(0.96)	$0.39
Increase (decrease) in net asset value per Class 2 units	$25.01	$(21.93)	$(1.29)	$0.53
Increase (decrease) in net asset value per Class 2a units	$21.74	$(18.40)	$(0.74)	$1.86
Increase (decrease) in net asset value per Class 3a units	$21.67	$(18.34)	$(0.74)	$1.85
Net asset value per Class 1 units	$148.80	$131.82	$129.90	$128.03
Net asset value per Class 1AP units (8)	$151.80	$135.49	$134.53	$133.59
Net asset value per Class 2 units	$204.17	$182.24	$180.95	$179.69
Net asset value per Class 2a units	$174.76	$156.36	$155.62	$154.88
Net asset value per Class 3a units	$174.19	$155.85	$155.11	$154.37

Equinox Frontier Select Fund:
Net gain (loss) on investments	$2,741,233	$(4,071,120)	$1,808,306	$(205,502)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$1,683,063	$(2,913,177)	$895,851	$(396,361)
Increase (decrease) in net asset value per Class 1 units	$10.55	$(18.85)	$5.85	$(5.26)
Increase (decrease) in net asset value per Class 1AP units (8)	$11.49	$(18.57)	$6.74	$(2.54)
Increase (decrease) in net asset value per Class 2 units	$15.25	$(24.64)	$8.94	$(3.37)
Net asset value per Class 1 units	$106.16	$87.31	$93.16	$90.35
Net asset value per Class 1AP units (8)	$108.31	$89.74	$96.48	$94.28
Net asset value per Class 2 units	$143.73	$119.09	$128.03	$125.11

Equinox Frontier Winton Fund:
Net gain (loss) on investments	$4,997,118	$(5,119,775)	$1,646,828	$(143,546)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$3,676,291	$(5,700,069)	$885,063	$(1,021,923)
Increase (decrease) in net asset value per Class 1 units	$15.95	$(26.05)	$3.50	$(11.78)
Increase (decrease) in net asset value per Class 1AP units (8)		$(25.31)	$4.93	$(6.87)
Increase (decrease) in net asset value per Class 2 units	$17.59	$(32.13)	$6.25	$(8.72)
Net asset value per Class 1 units	$191.90	$165.85	$169.35	$164.17
Net asset value per Class 1AP units (8)		$170.46	$175.39	$171.31
Net asset value per Class 2 units	$195.77	$216.43	$222.68	$217.51

Equinox Frontier Heritage Fund:
Net gain (loss) on investments	$3,048,084	$(2,770,445)	$105,347	$172,179
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$1,767,687	$(2,101,869)	$319,718	$(436,084)
Increase (decrease) in net asset value per Class 1 units	$17.59	$(21.77)	$3.05	$(6.01)
Increase (decrease) in net asset value per Class 1AP units (8)	$18.93	$(21.25)	$4.14	$(2.26)
Increase (decrease) in net asset value per Class 2 units	$25.33	$(28.44)	$5.54	$(3.02)
Net asset value per Class 1 units	$147.87	$126.10	$129.15	$124.27
Net asset value per Class 1AP units (8)	$150.86	$129.61	$133.75	$129.67
Net asset value per Class 2 units	$201.89	$173.45	$178.99	$173.54

The following summarized quarterly financial information presents the Trust’s results of operations for the three-month periods ended March 31, June 30, September 30, and December 31, 2014.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2014 (unaudited)	2014 (unaudited)	2014 (unaudited)	2014 (unaudited)
Equinox Frontier Diversified Fund (1):
Net gain (loss) on investments	$(1,584,528)	$4,070,105	$6,490,602	$12,347,588
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$(2,619,266)	$2,547,276	$5,261,494	$9,423,574
Increase (decrease) in net asset value per Class 1 units	$(4.33)	$4.00	$9.12	$17.20
Increase (decrease) in net asset value per Class 2 units	$(4.30)	$4.76	$10.43	$19.43
Increase (decrease) in net asset value per Class 3 units	$(1.29)	$4.45	$9.67	$17.99
Net asset value per Class 1 units	$82.77	$86.77	$95.89	$113.09
Net asset value per Class 2 units	$90.05	$94.81	$105.24	$124.67
Net asset value per Class 3 units	$82.92	$87.37	$97.04	$115.03

Equinox Frontier Masters Fund (2):
Net gain (loss) on investments	$(1,139,641)	$2,119,822	$2,557,909	$4,555,093
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$(1,615,359)	$1,569,419	$1,965,207	$3,532,891
Increase (decrease) in net asset value per Class 1 unit	$(4.53)	$5.67	$8.12	$15.52
Increase (decrease) in net asset value per Class 2 unit	$(4.50)	$6.61	$9.36	$17.60
Increase (decrease) in net asset value per Class 3 unit	$(4.11)	$6.17	$8.73	$16.36
Net asset value per Class 1 unit	$87.30	$92.97	$101.09	$116.61
Net asset value per Class 2 unit	$94.96	$101.57	$110.93	$128.53
Net asset value per Class 3 unit	$87.80	$93.97	$102.70	$119.06

Equinox Frontier Long/Short Commodity Fund (3):
Net gain (loss) on investments	$(4,086,877)	$1,521,079	$4,217,572	$(68,995)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$(4,424,801)	$111,679	$3,901,860	$(417,500)
Increase (decrease) in net asset value per Class 1a units	$(10.31)	$0.34	$21.24	$(2.88)
Increase (decrease) in net asset value per Class 2 units	$(13.78)	$0.69	$29.33	$(3.20)
Increase (decrease) in net asset value per Class 2a units	$(10.78)	$0.76	$23.70	$(2.67)
Increase (decrease) in net asset value per Class 3 units	$(13.79)	$0.69	$29.34	$(3.20)
Increase (decrease) in net asset value per Class 3a units	$(10.73)	$0.82	$23.82	$(2.61)
Net asset value per Class 1a units	$82.42	$82.76	$104.00	$101.12
Net asset value per Class 2 units	$111.48	$112.17	$141.50	$138.30
Net asset value per Class 2a units	$89.56	$90.32	$114.02	$111.35
Net asset value per Class 3 units	$111.51	$112.20	$141.54	$138.34
Net asset value per Class 3a units	$89.74	$90.56	$114.38	$111.77

Equinox Frontier Balanced Fund (4):
Net gain (loss) on investments	$(2,141,831)	$6,379,507	$10,465,597	$18,898,072
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$(4,165,357)	$1,705,510	$8,478,094	$13,346,369
Increase (decrease) in net asset value per Class 1 units	$(4.30)	$1.87	$10.39	$17.29
Increase (decrease) in net asset value per Class 1AP units (8)			$12.20	$18.37
Increase (decrease) in net asset value per Class 2 units	$(4.68)	$3.54	$15.10	$24.71
Increase (decrease) in net asset value per Class 2a units	$(3.63)	$3.30	$13.16	$21.38
Increase (decrease) in net asset value per Class 3a units	$(3.61)	$3.29	$13.12	$21.31
Net asset value per Class 1 units	$101.99	$103.86	$114.25	$131.54
Net asset value per Class 1AP units (8)			$114.83	$133.20
Net asset value per Class 2 units	$135.81	$139.35	$154.45	$179.16
Net asset value per Class 2a units	$115.17	$118.48	$131.64	$153.02
Net asset value per Class 3a units	$114.80	$118.09	$131.21	$152.52

Equinox Frontier Select Fund (5):
Net gain (loss) on investments	$(770,338)	$902,903	$1,619,376	$2,047,868
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$(1,043,766)	$610,991	$1,204,743	$1,663,415
Increase (decrease) in net asset value per Class 1 units	$(4.85)	$3.22	$7.09	$10.29
Increase (decrease) in net asset value per Class 1AP units (8)			$10.22	$11.07
Increase (decrease) in net asset value per Class 2 units	$(5.59)	$5.01	$12.23	$14.69
Net asset value per Class 1 units	$75.01	$78.23	$85.32	$95.61
Net asset value per Class 1AP units (8)			$85.75	$96.82
Net asset value per Class 2 units	$98.55	$103.56	$113.79	$128.48

Equinox Frontier Winton Fund (6):
Net gain (loss) on investments	$(103,198)	$2,996,455	$1,751,401	$7,958,850
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$(631,089)	$2,051,148	$1,012,414	$6,210,178
Increase (decrease) in net asset value per Class 1 units	$(2.66)	$8.14	$4.10	$26.78
Increase (decrease) in net asset value per Class 1AP units (8)			$10.99	$28.26
Increase (decrease) in net asset value per Class 2 units	$(2.05)	$11.59	$6.62	$35.89
Net asset value per Class 1 units	$136.93	$145.07	$149.17	$175.95
Net asset value per Class 1AP units (8)			$149.92	$178.18
Net asset value per Class 2 units	$172.12	$183.72	$190.34	$226.23

Equinox Frontier Heritage Fund (7):
Net gain (loss) on investments	$(1,236,579)	$1,418,344	$370,678	$3,381,113
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$(1,412,412)	$832,265	$677,551	$2,177,452
Increase (decrease) in net asset value per Class 1 units	$(6.64)	$7.02	$6.37	$21.33
Increase (decrease) in net asset value per Class 1AP units (8)			$10.70	$22.43
Increase (decrease) in net asset value per Class 2 units	$(7.80)	$10.31	$9.60	$30.03
Net asset value per Class 1 units	$95.41	$102.58	$108.95	$130.28
Net asset value per Class 1AP units (8)			$109.50	$131.93
Net asset value per Class 2 units	$126.41	$136.93	$146.53	$176.56

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Trust, with respect to each Series of Units, engages in the speculative trading of a diversified portfolio of futures, forward (including interbank foreign currencies) and options contracts and other derivative instruments (including swaps). The Trust allocates funds to affiliated Trading Companies and Galaxy Plus entities, each of which has one-year renewable contracts with its own independent Trading Advisor(s) that will manage all or a portion of the applicable Trading Company’s or Galaxy Plus entity’s assets, and make the trading decisions for the assets of each Series vested in such Trading Company or Gemini Plus entity. The assets of each Trading Company and Galaxy Plus entity will be segregated from the assets of each other Trading Company and Galaxy Plus entity. The Trust has an investment objective of increasing the value of the Units over the long term (capital appreciation), while controlling risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments (currencies). For additional overview of the Trust’s structure and business activities, see Item 1 “BUSINESS.”

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires the Managing Owner to adopt accounting policies and make estimates and assumptions that affect amounts reported in the Trust’s financial statements. The Trust’s most significant accounting policy, described below, includes the valuation of its futures and forward contracts, options contracts, swap contracts, U.S. treasury securities and investments in unconsolidated Trading Companies and Galaxy Plus entities. The majority of these investments are exchange traded contracts valued upon exchange settlement prices or non-exchange traded contracts and obligations with valuation based on third-party quoted dealer values on the Interbank market.

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At December 31, 2016, cash deposited at the clearing brokers was $31,611,050 for the Trust. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each month. Currently, with the Federal Funds target rate at 0.00% to 0.25%, this amount is estimated to be 0.00%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds and time deposits. Aggregate interest income from all sources, including assets held at clearing brokers, of up to 2% (annualized) is paid to the Managing Owner by the Equinox Frontier Balanced Fund (Class 1 and Class 2 only), Equinox Frontier Winton Fund, Equinox Frontier Select Fund, and Equinox Frontier Heritage Fund. For the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund (Class 1a, Class 2a, Class 3a only), Equinox Frontier Masters Fund and Equinox Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a only), 20% of the total interest allocated to the Series was paid to the Managing Owner from January 1, 2016 through April 28, 2016; thereafter 100% of the interest is retained by the respective Series. The amount reflected in the financial statements for the Trust and Series are disclosed on a net basis. Due to some classes not exceeding the 2% paid to the Managing Owner, amounts earned by those classes may be zero.

Approximately 10% to 30% of the Trust’s assets are expected to be committed as required margin for futures contracts and forwards and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations there under. Approximately 2% to 6% of the Trust’s assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 64% to 88% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. federally chartered banks. As of December 31, 2016, total cash and cash equivalents held at banking institutions were $674,227 for the Equinox Frontier Diversified Fund, $0 for the Equinox Frontier Long/Short Commodity Fund, $546,509 for the Equinox Frontier Masters Fund, $1,083,579 for the Equinox Frontier Balanced Fund, $432,021 for the Equinox Frontier Select Fund, $1,628,208 for the Equinox Frontier Winton Fund, and $382,499 for the Equinox Frontier Heritage Fund.

As a commodity pool, the Registrant has large cash positions. Such cash positions are used to pay margin for the trading of futures, forwards and options, and also to pay redemptions. Generally, the Registrant has not been forced to liquidate positions to fund redemptions. During the fiscal year ended December 31, 2016, the Registrant was able to pay all redemptions.

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

Results of Operations for the Twelve Months Ended December 31, 2016

Series Returns and Other Information

The returns for each Series and Class of Units for the twelve months ended December 31, 2016, and related information, are discussed below. The activities of the Trust on a consolidated basis are explained through the activity of the underlying Series. Please refer to the discussion of the Series activities in relation to the Trust on a consolidated basis.

Each Series had exposure to commodity interest positions within one or more sectors during fiscal 2016. The performance of each Series was impacted over the course of the year by, among other things, the relative performance of the relevant sector or sectors and the commodities within those sectors, the changing allocations among, and the specific positions taken by, the Series’ Trading Advisors in, the relevant sector(s) and commodities, and the timing of entries and exits. For each of the Series, a sector attribution chart has been included at the end of the relevant discussion. Each chart depicts the performance of the relevant Series’ positions within each of the relevant sectors (determined by the Managing Owner using monthly gross return and NAV figures, with various adjustments to net out a proportional allocation of the fees and expenses chargeable to the Series) during the fourth quarter (except as otherwise noted) and for the full calendar year. Charts depicting the performance of the various Series’ positions within each of the relevant sectors during the prior three quarters were included in the Trust’s quarterly reports on Form 10-Q previously filed.

Equinox Frontier Diversified Fund

2016

The Equinox Frontier Diversified Fund – Class 1 NAV gained 0.79% for the twelve months ended December 31, 2016, net of fees and expenses; the Equinox Frontier Diversified Fund – Class 2 NAV gained 2.58% for the twelve months ended December 31, 2016 net of fees and expenses; the Equinox Frontier Diversified Fund – Class 3 NAV gained 2.84% for the twelve months ended December 31, 2016 net of fees and expenses. For the twelve months ended December 31, 2016 the Equinox Frontier Diversified Fund recorded a net gain on investments of $4,169,841, net investment income of $323,854, and total expenses of $3,330,405, resulting in a net increase in Owners’ capital from operations attributable to controlling interests of $1,163,290. The NAV per Unit, Class 1, increased from $115.52 at December 31, 2015, to $116.43 as of December 31, 2016. The NAV per Unit, Class 2, increased from $129.60 at December 31, 2015, to $132.94 as of December 31, 2016. The NAV per Unit, Class 3, increased from $119.87 at December 31, 2015, to $123.27 as of December 31, 2016. Total Class 1 subscriptions and redemptions for the period were $560,094 and $7,446,278, respectively. Total Class 2 subscriptions and redemptions for the period were $8,879,067 and $6,038,305, respectively. Total Class 3 subscriptions and redemptions for the period were $6,329,267 and $2,690,710, respectively. Ending capital at December 31, 2016, is $5,189,420 for Class 1 and $38,231,581 for Class 2 and $13,050,390 for Class 3.

The Equinox Frontier Diversified Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Equinox Frontier Diversified Fund

Two of the six sectors traded in the Equinox Frontier Diversified Fund were profitable in Q4 2016. Stock Indices and Currencies were profitable while Interest Rates, Energies, Agriculturals, and Metals finished negative for the quarter.

The Stock Indices and Interest Rates sectors were positive year-to-date (“YTD”) while Metals, Currencies, Agriculturals and Energies were negative YTD.

In terms of major CTA performance, four of the ten major CTAs in the Equinox Frontier Diversified Fund were profitable in Q4 2016. Emil Van Essen, H2O, QIM and Quantmetrics finished positive for the quarter. Aspect, Chesapeake, Crabel, Fort, Quest, and Winton finished negative for the quarter. In terms of YTD performance Crabel, Emil Van Essen, and QIM are positive YTD while Aspect, Chesapeake, Fort, H2O, Quantmetrics, Quest, and Winton are negative YTD.

Equinox Frontier Long/Short Commodity Fund

2016

The Equinox Frontier Long/Short Commodity Fund – Class 2 NAV lost 2.09% for the twelve months ended December 31, 2016, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund – Class 3 NAV lost 1.01% for the twelve months ended December 31, 2016, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund – Class 1a NAV lost 2.09% for the twelve months ended December 31, 2016, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund – Class 2a NAV lost 0.49% for the twelve months ended December 31, 2016, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund – Class 3a NAV gained 0.60% for the twelve months ended December 31, 2016, net of fees and expenses.

For the twelve months ended December 31, 2016, the Equinox Frontier Long/Short Commodity Fund recorded net gain on investments of $483,619, net investment income of $21,855, and total expenses of $506,768, resulting in a net decrease in Owners’ capital from operations attributable to controlling interests of $133,170 after operations attributable to non-controlling interests of $131,876. The NAV per Unit, Class 2, decreased from $132.10 at December 31, 2015, to $129.56 as of December 31, 2016. The NAV per Unit, Class 3, decreased from $132.14 at December 31, 2015, to $130.80 as of December 31, 2016. The NAV per Unit, Class 1a, decreased from $94.76 at December 31, 2015, to $92.78 as of December 31, 2016. The NAV per Unit, Class 2a, decreased from $106.19 at December 31, 2015, to $105.67 as of December 31, 2016. The NAV per Unit, Class 3a, decreased from $106.86 at December 31, 2015, to $107.50 as of December 31, 2016. Total Class 2 subscriptions and redemptions for the twelve months were $0 and $167,296, respectively. Total Class 3 subscriptions and redemptions for the twelve months were $0 and $1,457,594, respectively. Total Class 1a subscriptions and redemptions for the twelve months were $0 and $2,078,012, respectively. Total Class 2a subscriptions and redemptions for the twelve months were $0 and $314,992, respectively. Total Class 3a subscriptions and redemptions for the twelve months were $534,064 and $210,324, respectively. Ending capital at December 31, 2016, is $808,137 for Class 2, $4,404,630 for Class 3, 1,913,059 for Class 1a, $962,925 for Class 2a and $1,174,183 for Class 3a.

The Equinox Frontier Long/Short Commodity Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors, although the majority of the exposure will typically be in the Energies, Metals, and Commodities sectors.

Sector Attribution for the Equinox Frontier Long/Short Commodity Fund

Equinox Frontier Long/Short Commodity Fund Class 2 Sector Attributions
Q4 2016 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q4 2016
YTD

Equinox Frontier Long/Short Commodity Fund Class 2A Sector Attributions
Q4 2016 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q4 2016
YTD

Equinox Frontier Long/Short Commodity Fund Class 3A Sector Attributions
Q4 2016 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q4 2016
YTD

Equinox Frontier Long/Short Commodity Fund Class 3 Sector Attributions
Q4 2016 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q4 2016
YTD

Three of the seven sectors traded in the Equinox Frontier Long/Short Commodity Fund were profitable in Q4 2016. Energies, Softs, and Financials finished positive for the quarter while Base Metals, Meats, Grains, and Precious Metals finished negative for the quarter.

Energies, Precious Metals, and Softs are positive YTD while Base Metals, Grains, Meats, and Financials are negative YTD.

In terms of major CTA performance, Emil Van Essen and Red Oak finished positive for the quarter while Chesapeake, JE Moody, and Rosetta were negative for the quarter.

In terms of YTD performance, Emil Van Essen and Red Oak are positive YTD while Chesapeake, JE Moody, and Rosetta are negative YTD.

Equinox Frontier Masters Fund

2016

The Equinox Frontier Masters Fund – Class 1 NAV lost 0.06% for the twelve months ended December 31, 2016, net of fees and expenses, the Equinox Frontier Masters Fund – Class 2 NAV gained 1.72% for the twelve months ended December 31, 2016, net of fees and expenses, the Equinox Frontier Masters Fund – Class 3 NAV gained 1.97% for the twelve months ended December 31, 2016, net of fees and expenses.

For the twelve months ended December 31, 2016 the Equinox Frontier Masters Fund recorded a net gain on investments of $1,745,161, net investment income of $133,801, and total expenses of $1,386,826, resulting in a net increase in Owners’ capital from operations attributable to controlling interests of $492,136. The NAV per Unit, Class 1, decreased from $112.87 at December 31, 2015, to $112.80 as of December 31, 2016. The NAV per Unit, Class 2, increased from $126.60 at December 31, 2015, to $128.78 as of December 31, 2016. The NAV per Unit, Class 3 increased from $117.57 at December 31, 2015 to $119.89 as of December 31, 2016. Total Class 1 subscriptions and redemptions for the twelve months were $125,188 and $3,203,465, respectively. Total Class 2 subscriptions and redemptions for the twelve months were $157,500 and $2,592,906, respectively. Total Class 3 subscriptions and redemptions for the twelve months were $1,835,158 and $2,472,603, respectively. Ending capital at December 31, 2016, is $5,361,626 for Class 1, $5,657,562 for Class 2 and $6,150,119 for Class 3.

The Equinox Frontier Masters Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, Hybrids, and Commodities sectors.

Sector Attribution for the Equinox Frontier Masters Fund

Two of the seven sectors traded in the Equinox Frontier Masters Fund were profitable in Q4 2016. Stock Indices and Hybrids were positive while, Metals, Currencies, Energies, Agriculturals, and Interest Rates were negative for the quarter.

Currencies, Energies, Interest Rates, Stock Indices, and Hybrids were positive for the year.

In terms of major CTA performance, Chesapeake, Transtrend, and Winton finished negative for the quarter while Emil Van Essen was positive during the quarter. In terms of YTD performance, Emil Van Essen and Transtrend were positive while Chesapeake and Winton were negative YTD.

Equinox Frontier Balanced Fund

2016

The Equinox Frontier Balanced Fund – Class 1 NAV gained 5.29% for the twelve months ended December 31, 2016, net of fees and expenses; The Equinox Frontier Balanced Fund – Class 1AP NAV gained 8.52% for the twelve months ended December 31, 2016, net of fees and expenses; the Equinox Frontier Balanced Fund – Class 2 NAV gained 8.51% for the twelve months ended December 31, 2016, net of fees and expenses; the Equinox Frontier Balanced Fund – Class 2a NAV gained 9.15% for the twelve months ended December 31, 2016, net of fees and expenses; the Equinox Frontier Balanced Fund – Class 3a NAV gained 9.15% for the twelve months ended December 31, 2016, net of fees and expenses.

For the twelve months ended December 31, 2016, the Equinox Frontier Balanced Fund recorded net gain on investments of $10,486,586, net investment income of $96,270, and total expenses of $4,637,078, resulting in a net increase in Owners’ capital from operations attributable to controlling interests of $5,297,666 after operations attributable to non- controlling interests of $648,112. The NAV per Unit, Class 1, increased from $128.03 at December 31, 2015, to $134.80 at December 31, 2016 The NAV per Unit, Class 1AP, increased from $133.59 at December 31, 2015, to $144.97 at December 31, 2016 The NAV per Unit, Class 2, increased from $179.69 at December 31, 2015, to $194.99 at December 31, 2016. For Class 2a, the NAV per Unit increased from $154.88 at December 31, 2015, to $169.05 at December 31, 2016. For Class 3a, the NAV per Unit increased from $154.37 at December 31, 2015, to $168.49 at December 31, 2016. Total Class 1 subscriptions and redemptions for the twelve months were $214,073 and $8,950,159, respectively. Total Class 1AP subscriptions and redemptions for the twelve months were $0 and $95,000, respectively. Total Class 2 subscriptions and redemptions for the twelve months were $19,471 and $2,180,977, respectively. Total Class 2a subscriptions and redemptions for the twelve months were $0 and $78,366, respectively. Total Class 3a subscriptions and redemptions for the twelve months were $0 and $897,320, respectively. Ending capital at December 31, 2016, was $56,955,371 for Class 1, $677,181 for Class 1 AP, $22,401,557 for Class 2, $516,256 for Class 2a and $1,749,006 for Class 3a.

The Equinox Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Frontier Equinox Frontier Balanced Fund

Equinox Frontier Balanced Fund Class 1AP Major Advisors Performance
Q4 2016 and YTD
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
Aspect Capital Limited
Beach Horizon
Brandywine
Cantab
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Quantmetrics
Winton
Non-Major Advisors
Q4 2016
YTD

Equinox Frontier Balanced Fund Class 2 Major Advisors Performance
Q4 2016 and YTD
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
Aspect Capital Limited
Beach Horizon
Brandywine
Cantab
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Quantmetrics
Winton
Non-Major Advisors
Q4 2016
YTD

Equinox Frontier Balanced Fund Class 2A Major Advisors Performance
Q4 2016 and YTD
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
Aspect Capital Limited
Beach Horizon
Brandywine
Cantab
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Quantmetrics
Winton
Non-Major Advisors
Q4 2016
YTD

Equinox Frontier Balanced Fund Class 3A Major Advisors Performance
Q4 2016 and YTD
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
Aspect Capital Limited
Beach Horizon
Brandywine
Cantab
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Quantmetrics
Winton
Non-Major Advisors
Q4 2016
YTD

Four of the six sectors traded in the Equinox Frontier Balanced Fund were profitable in Q4 2016. Currencies, Stock Indices Agricultures and Metals were profitable while Interest Rates and Energies finished negative for the quarter.

The Stock Indices, Interest Rates, Agriculturals, and Energies sectors were positive YTD while Metals and Currencies were negative YTD.

In terms of major CTA performance, Beach Horizon, Emil Van Essen, H2O, QIM, and Quantmetrics finished positive for the quarter. Aspect, Crabel, Fort, and Winton finished negative for the quarter. Brandywine, Cantab, Crabel, Emil Van Essen, Fort, H2O, and QIM were positive YTD. Aspect, Beach Horizon, Quantmetrics, and Winton were negative YTD. The series deallocated to Brandywine and Cantab during the year.

Equinox Frontier Select Fund

2016

The Equinox Frontier Select Fund – Class 1 NAV gained 4.11% for the twelve months ended December 31, 2016, net of fees and expenses; The Equinox Frontier Select Fund – Class 1AP NAV gained 7.30% for the twelve months ended December 31, 2016, net of fees and expenses; the Equinox Frontier Select Fund – Class 2 NAV gained 7.31% for the twelve months ended December 31, 2016, net of fees and expenses.

For the twelve months ended December 31, 2016, the Equinox Frontier Select Fund recorded net gain on investments of $2,398,954, net investment income of $1,025, and total expenses of $792,796, resulting in a net increase in Owners’ capital from operations attributable to controlling interests of $617,789 after operations attributable to non-controlling interests of $989,394. The NAV per Unit, Class 1, increased from $90.35 at December 31, 2015, to $94.06 as of December 31, 2016. The NAV per Unit, Class 1AP, increased from $94.28 at December 31, 2015, to $101.16 as of December 31, 2016. The NAV per Unit, Class 2, increased from $125.11 at December 31, 2015, to $134.25 as of December 31, 2016. Total Class 1 subscriptions and redemptions for the twelve months ended December 31, 2016, were $16,022 and $1,700,518, respectively. Total Class 1AP subscriptions and redemptions for the twelve months ended December 31, 2016, were $0 and $21,949, respectively. Total Class 2 subscriptions and redemptions for the twelve months ended December 31, 2016, were $0 and $25,360, respectively. Ending capital, at December 31, 2016, was $10,540,702 for Class 1, $ 29,897 for Class 1AP, and $1,411,440 for Class 2.

The Equinox Frontier Select Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, Hybrids, and Commodities sectors.

Sector Attribution for the Equinox Frontier Select Fund

Three of the seven sectors traded in the Equinox Frontier Select Fund were profitable in Q4 2016. Currencies, Metals, and Stock Indices were positive while, Energies, Agriculturals, Interest Rates, and Hybrids were negative for the quarter.

Currencies, Interest Rates, Stock Indices, and Hybrids were positive YTD while Metals, Energies, and Agriculturals were negative YTD.

In terms of major CTA performance Brevan Howard finished positive for the quarter. Brevan Howard and Transtrend finished the year positive.

Equinox Frontier Winton Fund

2016

The Equinox Frontier Winton Fund – Class 1 NAV lost 5.88% for the twelve months ended December 31, 2016, net of fees and expenses; The Equinox Frontier Winton Fund – Class 1AP NAV lost 3.00% for the twelve months ended December 31, 2016, net of fees and expenses; the Equinox Frontier Winton Fund – Class 2 NAV lost 3.00% for the twelve months ended December 31, 2016, net of fees and expenses.

For the twelve months ended December 31, 2016, the Equinox Frontier Winton Fund recorded net gain on investments of $1,071,349, net investment income of $7,717, and total expenses of $2,240,389, resulting in a net decrease in Owners’ capital from operations attributable to controlling interests of $1,625,498 after operations attributable to non-controlling interests of $464,175. The NAV per Unit, Class 1, decreased from $164.17 at December 31, 2015 to $154.51 as of December 31, 2016. The NAV per Unit, Class 1AP, decreased from $171.31 at December 31, 2015 to $166.17 as of December 31, 2016. The NAV per Unit, Class 2, decreased from $217.51 at December 31, 2015, to $210.98 as of December 31, 2016. Total Class 1 subscriptions for the year were $159,082 and redemptions were $1,620,516. Total Class 1AP subscriptions for the year were $0 and redemptions were $0. Total Class 2 subscriptions for the year were $0 and redemptions were $88,086. Ending capital, at December 31, 2016, was $20,228,679 for Class 1, $35,380 for Class 1AP, and $11,446,113 for Class 2.

The Equinox Frontier Winton Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Equinox Frontier Winton Fund

Equinox Frontier Winton Fund Class 1 Sector Attributions
Q4 2016 and YTD
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2016
YTD

Equinox Frontier Winton Fund Class 1AP Sector Attributions
Q4 2016 and YTD
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2016
YTD

Equinox Frontier Winton Fund Class 2 Sector Attributions
Q4 2016 and YTD
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2016
YTD

Two of the six sectors traded in the Equinox Frontier Winton Fund were profitable in Q4 2016. Currencies and Stock Indices were positive while Metals, Energies, Agriculturals, and Interest Rates were negative for the quarter.

Currencies and Interest Rates were positive YTD while Metals, Energies, Agriculturals, and Stock Indices were negative YTD.

Equinox Frontier Heritage Fund

2016

The Equinox Frontier Heritage Fund – Class 1 NAV lost 3.77% for the twelve months ended December 31, 2016, net of fees and expenses; The Equinox Frontier Heritage Fund – Class 1AP NAV lost 0.83% for the twelve months ended December 31, 2016, net of fees and expenses; the Equinox Frontier Heritage Fund – Class 2 NAV lost 0.83% for the twelve months ended December 31, 2016, net of fees and expenses. For the twelve months ended December 31, 2016, the Equinox Frontier Heritage Fund recorded net gain on investments of $524,782, net investment income of $1,430, and total expenses of $610,757, resulting in a net decrease in Owners’ capital from operations of $301,637, after non-controlling interest of $217,092. The NAV per Unit, Class 1, decreased from $124.27 at December 31, 2015, to $119.58 as of December 31, 2016. The NAV per Unit, Class 1AP, decreased from $129.67 at December 31, 2015, to $128.60 as of December 31, 2016. The NAV per Unit, Class 2, decreased from $173.54 at December 31, 2015, to $172.10 as of December 31, 2016. Total Class 1 subscriptions and redemptions for the twelve months were $35,716 and $871,326, respectively. Total Class 1AP subscriptions and redemptions for the twelve months were $0 and $56,051, respectively. Total Class 2 subscriptions and redemptions for the twelve months were $0 and $90,031, respectively. Ending capital, at December 31, 2016, was $7,507,072 for Class 1, $5,826 for Class 1AP and $2,744,375 for Class 2.

The Equinox Frontier Heritage Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Equinox Frontier Heritage Fund

Two of the six sectors traded in the Equinox Frontier Heritage Fund were profitable in Q4 2016. Currencies and Stock Indices were positive while Metals, Energies, Agriculturals, and Interest Rates were negative for the quarter.

Interest Rates and Stock Indices were positive YTD while Metals, Currencies, Energies, and Agriculturals were negative YTD.

In terms of major CTA performance, Brevan Howard and Winton finished down for the quarter, while Brevan Howard finished positive YTD.

Results of Operations for the Twelve Months Ended December 31, 2015

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
Winton
Q4 2015
YTD

Equinox Frontier Diversified Fund Class 3 Major Advisors Performance
Q4 2015 and YTD
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Brevan Howard
Chesapeake
Crabel
Doherty
Emil Van Essen
Fort LP (GC)
H2O
QIM
Quantmetrics
Quest Partners
Winton
Q4 2015
YTD

Two of the six sectors traded in the Equinox Frontier Diversified Fund were profitable in Q4 2015. Metals and Energies were profitable while Currencies, Energies, Interest Rates and Stock Indices finished negative for the quarter.

The Currencies sector was positive year-to-date (“YTD”) while Metals, Agriculturals, Interest Rates, Stock Indices and Energies were negative YTD.

In terms of major CTA performance, seven of the eleven major CTAs in the Equinox Frontier Diversified Fund were profitable in Q4 2015. Chesapeake, Crabel, Doherty, Emil Van Essen, H20, QIM and Winton finished positive for the quarter. Brevan Howard, Fort, Quantmetrics and Quest finished negative for the quarter. In terms of YTD performance Chesapeake, Doherty, Emil Van Essen, H20, QIM and Winton are positive YTD while Brevan Howard, Fort, Quatmetrics, Quest and Crabel are negative YTD.

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
-20.00%
Q4 2015
YTD

Equinox Frontier Long/Short Commodity Fund Class 2A Major Advisors Performance
Q4 2015 and YTD
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Q4 2015
YTD

Two of the seven sectors traded in the Equinox Frontier Long/Short Commodity Fund were profitable in Q4 2015. Base Metals and Energies finished positive for the quarter while Meats, Grains, Precious Metals, Precious Metals, Financials and Softs finished negative for the quarter.

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

Sector Attribution for the Equinox Frontier Masters Fund

Two of the seven sectors traded in the Equinox Frontier Masters Fund were profitable in Q4 2015. Metals and Energies were positive while Currencies, Agriculturals, Interest Rates, Stock Indices and Hybrids were negative for the quarter.

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

For the twelve months ended December 31, 2015, the Equinox Frontier Balanced Fund recorded net gain on investments of $4,329,355, net investment income of $29,151, and total expenses of $5,591,382, resulting in a net decrease in Owners’ capital from operations attributable to controlling interests of $1,492,595 after operations attributable to non- controlling interests of $259,719. The NAV per Unit, Class 1, decreased from $131.54 at December 31, 2014, to $128.03 at December 31, 2015. The NAV per Unit, Class 1AP, increased from $133.20 at December 31, 2014, to $133.59 at December 31, 2015. The NAV per Unit, Class 2, increased from $179.16 at December 31, 2014, to $179.69 at December 31, 2015. For Class 2a, the NAV per Unit increased from $153.02 at December 31, 2014, to $154.88 at December 31, 2015. For Class 3a, the NAV per Unit increased from $152.52 at December 31, 2014, to $154.37 at December 31, 2015. Total Class 1 subscriptions and redemptions for the twelve months were $215,189 and $8,249,954, respectively. Total Class 1AP subscriptions and redemptions for the twelve months were $1,457 and $39,001, respectively. Total Class 2 subscriptions and redemptions for the twelve months were $19,235 and $982,356, respectively. Total Class 2a redemptions for the twelve month period were $60,850. There were no Class 2a subscriptions. Total Class 3a redemptions for the period were $127,078. There were no Class 3 subscriptions. Ending capital at December 31, 2015, was $62,563,337 for Class 1, $714,747 for Class 1AP, $22,708,408 for Class 2, $548,070 for Class 2a and $2,435,421 for Class 3a.

The Equinox Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Frontier Equinox Frontier Balanced Fund

Equinox Frontier Balanced Fund Class 1 Sector Attributions
Q4 2015 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2015
YTD

Equinox Frontier Balanced Fund Class 1AP Sector Attributions
Q4 2015 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2015
YTD

Equinox Frontier Balanced Fund Class 2 Sector Attributions
Q4 2015 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2015
YTD

Equinox Frontier Balanced Fund Class 2A Sector Attributions
Q4 2015 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2015
YTD

Two of the six sectors traded in the Equinox Frontier Balanced Fund were profitable in Q4 2015. Currencies and Energies were profitable while Metals, Agriculturals, Interest Rates and Stock Indices finished negative for the quarter.

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

Sector Attribution for the Equinox Frontier Select Fund

Two of the seven sectors traded in the Equinox Frontier Select Fund were profitable in Q4 2015. Metals and Energies were positive while Agriculturals, Currencies, Interest Rates, Hybrids and Stock Indices were negative for the quarter.

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

Sector Attribution for the Equinox Frontier Winton Fund

Equinox Frontier Winton Fund Class 1 Sector Attributions
Q4 2015 and YTD
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2015
YTD

Equinox Frontier Winton Fund Class 1AP Sector Attributions
Q4 2015 and YTD
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2015
YTD

Equinox Frontier Winton Fund Class 2 Sector Attributions
Q4 2015 and YTD
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2015
YTD

Two of the six sectors traded in the Equinox Frontier Winton Fund were profitable in Q4 2015. Currencies and Energies were positive while Metals, Agriculturals, Interest Rates and Stock Indices were negative for the quarter.

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

Sector Attribution for the Equinox Frontier Heritage Fund

Two of the six sectors traded in the Equinox Frontier Heritage Fund were profitable in Q4 2015. Metals and Energies were positive while Currencies, Agriculturals, Interest Rates and Stock Indices were negative for the quarter.

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

Sector Attribution for the Equinox Frontier Long/Short Commodity Fund

Equinox Frontier Long/Short Commodity Fund Class 1A Sector Attributions
Q4 2014 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q4 2014
YTD

Equinox Frontier Long/Short Commodity Fund Class 2 Sector Attributions
Q4 2014 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q4 2014
YTD

Equinox Frontier Long/Short Commodity Fund Class 2A Sector Attributions
Q4 2014 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q4 2014
YTD

Equinox Frontier Long/Short Commodity Fund Class 3A Sector Attributions
Q4 2014 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
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

The Currencies, Agricultures, Energies, and Interest Rate sectors were positive YTD while Metals and Stock Indices were negative YTD.

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

Sector Attribution for the Equinox Frontier Select Fund

Equinox Frontier Select Fund Class 1 Sector Attributions
Q4 2014 and YTD
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2014
YTD

Equinox Frontier Select Fund Class 1AP Sector Attributions
Q4 2014 and YTD
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2014
YTD

Equinox Frontier Select Fund Class 2 Sector Attributions
Q4 2014 and YTD
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2014
YTD

Equinox Frontier Select Fund Class 1 Major Advisor Performance
Q4 2014 and YTD
18.00%
16.00%
14.00%
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
Brevan Howard
Transtrend
Q4 2014
YTD

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

Sector Attribution for the Equinox Frontier Heritage Fund

Equinox Frontier Heritage Fund Class 1 Sector Attributions
Q4 2014 and YTD
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2014
YTD

Equinox Frontier Heritage Fund Class 1AP Sector Attributions
Q4 2014 and YTD
40.00%
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2014
YTD

Equinox Frontier Heritage Fund Class 2 Sector Attributions
Q4 2014 and YTD
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2014
YTD

Equinox Frontier Heritage Fund Class 1 Major Advisors Performance
Q4 2014 and YTD
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
Brevan Howard
Winton
Q4 2014
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

The Trust is a speculative commodity pool. The market sensitive instruments, which are held by the Trading Companies or Galaxy Plus entities in which the Series are invested, are acquired for speculative trading purposes, and all or a substantial amount of the Series’ assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Series’ main line of business.

Market movements result in frequent changes in the fair market value of each Trading Company’s open positions and, consequently, in each Series of the Trust’s earnings and cash flow. The Trading Companies’ and Galaxy Plus entities’ and consequently the Series’ market risk is influenced by a wide variety of factors, including the level and volatility of exchange rates, interest rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the open positions and the liquidity of the markets in which trades are made.

Each Trading Company and Galaxy Plus entity rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the past performance for any Series is not necessarily indicative of the future results of such Series.

Additional risk of trading loss from investment in an unaffiliated Trading Company may result from the Managing Owner’s inability to directly control or stop trading in the event of exercise of certain withdrawal provisions in the investment agreement.

The Trading Companies and Galaxy Plus entities, and consequently the Series’ primary market risk exposures as well as the strategies used and to be used by the Trading Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Trust’s and the Managing Owner’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Trading Companies and Galaxy Plus entities and consequently the Trust. There can be no assurance that the Trading Companies’ and Galaxy Plus entities’ current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in a Series.

Quantitative Market Risk

Trading Risk

The Series’ approximate risk exposure in the various market sectors traded by its Trading Advisors is quantified below in terms of value at risk. Due to the Series’ mark-to-market accounting, any loss in the fair value of the Series’ (through the Trading Companies and Galaxy Plus entities) open positions is directly reflected in the Series’ earnings, realized or unrealized gain/loss.

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

In quantifying each Series’ value at risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been aggregated to determine each trading category’s aggregate value at risk. The diversification effects resulting from the fact that the Series’ positions held through the Trading Companies and Galaxy Plus entities are rarely, if ever, 100% positively correlated have not been reflected.

Value at Risk by Market Sectors

The following tables present the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of December 31, 2016 and 2015. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Equinox Frontier Diversified Fund:

	December 31, 2016		December 31, 2015
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$54,560	0.10%	$1,482,594	2.66%
Currencies	6,695,287	11.86%	1,825,578	3.28%
Stock Indices	136,448	0.24%	2,256,114	4.05%
Metals	76,463	0.14%	290,196	0.52%
Agriculturals/Softs	56,026	0.10%	1,230,266	2.21%
Energy	34,416	0.06%	1,558,897	2.80%
Total:	$7,053,200	12.50%	$8,643,645	15.52%

Equinox Frontier Long/Short Commodity Fund:

	December 31, 2016		December 31, 2015
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$(3,667)	-0.04%	$308,877	2.36%
Currencies	4,103,478	44.30%	593,315	4.53%
Stock Indices	(4,847)	-0.05%	176,530	1.35%
Metals	(1,394)	-0.02%	27,511	0.21%
Agriculturals/Softs	(82)	0.00%	343,977	2.63%
Energy	(2,483)	-0.03%	1,795,669	13.71%
Total:	$4,091,005	44.16%	$3,245,879	24.79%

Equinox Frontier Masters Fund:

	December 31, 2016		December 31, 2015
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$147,424	0.86%	$745,322	3.26%
Currencies	846,815	4.93%	1,116,000	4.89%
Stock Indices	162,087	0.94%	1,155,610	5.06%
Metals	132,588	0.77%	120,696	0.53%
Agriculturals/Softs	80,299	0.47%	581,297	2.55%
Energy	102,721	0.60%	828,577	3.63%
Total:	$1,471,934	8.57%	$4,547,502	19.92%

Equinox Frontier Balanced Fund:

	December 31, 2016		December 31, 2015
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$111,080	0.13%	$2,770,118	3.07%
Currencies	16,050,306	19.50%	2,793,664	3.10%
Stock Indices	251,376	0.31%	3,101,604	3.44%
Metals	203,879	0.25%	452,392	0.50%
Agriculturals/Softs	310,953	0.38%	2,343,248	2.60%
Energy	59,842	0.07%	2,470,484	2.74%
Total:	$16,987,436	20.64%	$13,931,510	15.45%

Equinox Frontier Select Fund:

	December 31, 2016		December 31, 2015
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$142,902	0.89%	$501,177	2.52%
Currencies	3,767,631	23.44%	667,887	3.35%
Stock Indices	108,220	0.67%	949,390	4.77%
Metals	106,501	0.66%	60,331	0.30%
Agriculturals/Softs	56,513	0.35%	326,993	1.64%
Energy	101,803	0.63%	115,282	0.58%
Total:	$4,283,570	26.64%	$2,621,060	13.16%

Equinox Frontier Winton Fund:

	December 31, 2016		December 31, 2015
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$181,898	0.45%	$783,573	1.90%
Currencies	2,203,203	5.42%	1,718,649	4.16%
Stock Indices	496,922	1.22%	706,493	1.71%
Metals	291,318	0.72%	273,910	0.66%
Agriculturals/Softs	222,576	0.55%	691,213	1.67%
Energy	113,092	0.28%	347,931	0.84%
Total:	$3,509,009	8.64%	$4,521,769	10.94%

Equinox Frontier Heritage Fund:

	December 31, 2016		December 31, 2015
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$35,111	0.34%	$181,696	1.17%
Currencies	3,730,499	36.37%	343,190	2.22%
Stock Indices	91,176	0.89%	133,965	0.87%
Metals	52,124	0.51%	52,162	0.34%
Agriculturals/Softs	38,923	0.38%	132,697	0.86%
Energy	22,016	0.21%	63,333	0.41%
Total:	$3,969,849	38.70%	$907,043	5.87%

As of December 31, 2016, a portion of the assets of the Equinox Frontier Balanced Fund, Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund, Equinox Frontier Select Fund and Equinox Frontier Heritage Fund are invested in swap contracts (Please refer to Note 4 in the Series Financial Statements). Margin information is not available for these contracts therefore no value at risk calculations were included in the table for these investments.

Value at Risk: Foreign Markets

The following table presents the portion of trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of December 31, 2016 and 2015, on foreign markets. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Equinox Frontier Diversified Fund

	December 31, 2016		December 31, 2015
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$35,331	0.06%	$648,857	1.08%
Currencies	6,213,135	11.00%	448,492	0.75%
Stock Indices	107,207	0.19%	626,690	1.04%
Metals	—	0.00%	63,844	0.11%
Agriculturals/Softs	6,155	0.01%	105,154	0.18%
Total:	$6,361,828	11.26%	$1,893,037	3.16%

Equinox Frontier Long/Short Commodity Fund

	December 31, 2016		December 31, 2015
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$(3,398)	-0.04%	$92,077	0.55%
Currencies	4,105,061	44.32%	25,503	0.15%
Stock Indices	(4,548)	-0.05%	65,299	0.39%
Metals	—	0.00%	2,581	0.02%
Agriculturals/Softs	—	0.00%	4,969	0.03%
Total:	$4,097,115	44.23%	$190,429	1.14%

Equinox Frontier Masters Fund

	December 31, 2016		December 31, 2015
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$107,034	0.62%	$350,746	1.36%
Currencies	116,702	0.68%	411,728	1.60%
Stock Indices	109,865	0.64%	241,648	0.94%
Metals	35,070	0.20%	26,150	0.10%
Agriculturals/Softs	12,297	0.07%	48,090	0.19%
Energy	5,981	0.03%	—	0.00%
Total:	$386,949	2.24%	$1,078,362	4.19%

Equinox Frontier Balanced Fund:

	December 31, 2016		December 31, 2015
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$84,522	0.10%	$1,285,354	1.18%
Currencies	14,167,369	17.21%	653,928	0.60%
Stock Indices	181,960	0.22%	1,049,217	0.97%
Metals	93,238	0.11%	103,957	0.10%
Agriculturals/Softs	62,286	0.08%	220,476	0.20%
Energy	10,780	0.01%	9,593	0.01%
Total:	$14,600,155	17.73%	$3,322,525	3.06%

Equinox Frontier Select Fund:

	December 31, 2016		December 31, 2015
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$108,091	0.67%	$277,612	1.82%
Currencies	3,234,059	20.12%	441,529	2.89%
Stock Indices	66,205	0.41%	160,956	1.05%
Metals	40,789	0.25%	16,211	0.11%
Agriculturals/Softs	10,232	0.06%	41,291	0.27%
Energy	6,957	0.04%	—	0.00%
Total:	$3,466,333	21.55%	$937,599	6.14%

Equinox Frontier Winton Fund:

	December 31, 2016		December 31, 2015
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$107,843	0.27%	$241,773	0.60%
Currencies	296,219	0.73%	19,055	0.05%
Stock Indices	383,250	0.94%	234,669	0.59%
Metals	—	0.00%	44,840	0.11%
Agriculturals/Softs	24,539	0.06%	15,623	0.04%
Total:	$811,851	2.00%	$555,960	1.39%

Equinox Frontier Heritage Fund:

	December 31, 2016		December 31, 2015
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$21,939	0.21%	$57,621	0.35%
Currencies	3,396,210	33.11%	7,690	0.05%
Stock Indices	71,061	0.69%	47,088	0.28%
Metals	—	0.00%	8,028	0.05%
Agriculturals/Softs	4,283	0.04%	2,797	0.02%
Total:	$3,493,493	34.05%	$123,224	0.75%

As of December 31, 2016, a portion of the assets of the Equinox Frontier Balanced Fund, Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund, Equinox Frontier Select Fund and Equinox Frontier Heritage Fund are invested in swap contracts (Please refer to Note 4 in the Series Financial Statements). Margin information is not available for these contracts therefore no value at risk calculations were included in the table for these investments.

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of December 31, 2016, by market sector.

Interest Rates

Interest rate risk is one of the principal market exposures of each Series. Interest rate movements directly affect the price of interest rate futures positions held and indirectly the value of a Trading Company’s stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact profitability. The primary interest rate exposure is to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Trading Companies and Galaxy Plus entities also may take futures positions on the government debt of smaller nations. The Managing Owner anticipates that G-7 interest rates will remain the primary market exposure of each Trading Company and Galaxy Plus entities and accordingly of each Series for the foreseeable future. The changes in interest rates which are expected to have the most effect on the Series are changes in long-term, as opposed to short-term rates. Most of the speculative positions to be held by the Trading Companies and Galaxy Plus entities will be in medium- to long-term instruments. Consequently, even a material change in short-term rates is expected to have little effect on the Series if the medium- to long-term rates remain steady. Aggregate interest income from all sources, including assets held at clearing brokers, of up to 2% (annualized) is paid to the Managing Owner by the Equinox Frontier Balanced Fund (Class 1 and Class 2 only), Equinox Frontier Winton Fund, Equinox Frontier Select Fund, and Equinox Frontier Heritage Fund. For the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund (Class 1a, Class 2a, Class 3a only), Equinox Frontier Masters Fund and Equinox Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a only), 20% of the total interest allocated to each Series was paid to the Managing Owner from January 1, 2016 through April 28, 2016; thereafter 100% of the interest is retained by the respective Series. In addition, if interest rates fall below 0.75%, the Managing Owner is paid the difference between the Trust’s annualized interest income that is allocated to each of such Series and 0.75%. Interest income above what is paid to the Managing Owner is retained by the Series. The amounts reflected in the financial statements for the Trust and Series are disclosed on a net basis. Due to some classes not exceeding the 2% paid to the Managing Owner, amounts earned by those classes may be zero.

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

Other Trading Risks

As a result of leverage, small changes in the price of a Trading Company’s positions may result in substantial losses for a Series. Futures, forwards and options are typically traded on margin. This means that a small amount of capital can be used to invest in contracts of much greater total value. The resulting leverage means that a relatively small change in the market price of a contract can produce a substantial loss. Like other leveraged investments, any purchase or sale of a contract may result in losses in excess of the amount invested in that contract. The Trading Companies and Galaxy Plus entities may lose more than their initial margin deposits on a trade.

The Trading Companies’ and Galaxy Plus entities’ trading is subject to execution risks. Market conditions may make it impossible for the Trading Advisors to execute a buy or sell order at the desired price, or to close out an open position. Daily price fluctuation limits are established by the exchanges and approved by the CFTC. When the market price of a contract reaches its daily price fluctuation limit, no trades can be executed at prices outside the limit. The holder of a contract may therefore be locked into an adverse price movement for several days or more and lose considerably more than the initial margin put up to establish the position. Thinly traded or illiquid markets also can make it difficult or impossible to execute trades. The Trading Advisor’s positions are subject to speculative limits. The CFTC and domestic exchanges have established speculative position limits on the maximum futures position which any person, or group of persons acting in concert, may hold or control in particular futures contracts or options on futures contracts traded on U.S. commodity exchanges. Under current regulations, other accounts of the Trading Advisors are combined with the positions held by them on behalf of the applicable Trading Company and Galaxy Plus entity for position limit purposes. This trading could preclude additional trading in these commodities by the Trading Advisors for the accounts of the Series.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chief Executive Officer and Principal Financial Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), for the Trust and each Series as of December 31, 2016 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon our evaluation, the Chief Executive Officer and Principal Financial Officer of the Managing Owner concluded that, as of the Evaluation Date, the disclosure controls and procedures for the Trust and each Series were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust and each Series required to be included in the Trust’s periodic SEC filings.

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

Management assessed the effectiveness of the internal control over financial reporting for the Trust and each Series as of December 31, 2016, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 report entitled Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2016, the internal control over financial reporting for the Trust and each Series is effective based on the criteria established in the 2013 Internal Control-Integrated Framework.

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

Changes in Internal Control Over Financial Reporting.

There were changes in the Trust’s internal control over financial reporting for the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting as a result of the transition to accessing investment via Galaxy Plus and financial reporting transition to Gemini Hedge Fund Administration.

Scope of Exhibit 31 Certifications

The certifications of the Chief Executive Officer and the Principal Financial Officer of the Managing Owner and the New Managing Owner as of December 31, 2016 and as of March 31, 2017 (the date of this filing) are included as Exhibits 31.1 and 31.2, respectively, to this Form 10-K apply not only to the Trust as a whole but also to each Series individually.

Item 9B.	OTHER INFORMATION.

None.

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Trust has no directors or executive officers and also does not have any employees. The Trust is managed solely by Equinox Fund Management, LLC, a Delaware limited liability company formed in June 2003, in the capacity as managing owner. The Managing Owner became registered with the CFTC as CPO as of August 6, 2003, and has been a member in the National Futures Association (the “NFA”), in such capacity since that date. On March 6, 2017, a transaction was consummated that gave operational control of the Trust to Frontier Fund Management, LLC and from that date Frontier Fund Management, LLC became the New Managing Owner.

Principals of the Managing Owner

The current officers and directors of the Managing Owner are as follows:

Robert J. Enck, is the President and Chief Executive Officer (“CEO”), and serves as chairman of the of the Management Committee of the Managing Owner and the Executive Committee of Equinox Frontier Funds. Mr. Enck has been listed as a principal of the Managing Owner since July 2007 and as an associated person and swap associated person of the Managing Owner since July 2014. Mr. Enck joined the Managing Owner on March 1, 2007, with more than 20 years of extensive management experience with large, highly regulated health care organizations such as Bristol-Myers Squibb and Quintiles as well as with more entrepreneurial venture capital funded organizations. Most recently, from March 2003 to March 2007, Mr. Enck was the Senior Managing Director of The Hermes Group LLC, an advisory firm that specialized in management advisory services, as well as merger and acquisition-related services. At the Hermes Group, Mr. Enck was a member of the ownership team that acquired Ascendia Brands (formerly Lander Company), a $200 million health and beauty care company. As part of this team, Mr. Enck focused on acquisitions, marketing, outsourcing initiatives and the reverse merger of Lander into a public company. Prior to joining Hermes, from March 2001 to March 2003, Mr. Enck served as a General Manager and Vice President within Quintiles Transnational, a multi-national pharmaceutical services firm with nearly two billion dollars in annual revenues. Mr. Enck joined Quintiles as a result of Quintiles’ acquisition of Beansprout Networks, an internet company designed to foster effective communication between parents and the pediatricians and child-care providers who care for their children where Mr. Enck served as CEO. As CEO of Beansprout from March 2001 to March 2003, Mr. Enck conceived of and executed a dramatic refocus of the company and engineered the successful transaction with Quintiles. Prior to joining Beansprout, from September 1998 to March 2001, Mr. Enck was President of Rx Remedy Information Services, a company focused on providing pharmaceutical firms with longitudinal patient-reported health care information. Before that, Mr. Enck was with Summit Medical Systems, a healthcare software and support services corporation, from January 1994 to September 1998, where he held a number of senior-level positions, including President and General Manager of its subsidiary, Medical Information Systems (MIS), as well as Vice President of Sales and Marketing of parent company, Summit. Mr. Enck joined Summit when it was a private firm and was a member of the management team that grew the business and conducted a successful IPO. Additionally, Mr. Enck served as President of MIS, where he executed its sale to United Healthcare. Earlier, he spent nine years, from March 1985 to January 1994, with Bristol-Myers Squibb, a global pharmaceutical company, and held management positions in the areas of managed care, government programs and sales management. Mr. Enck holds a B.S. degree in Natural Sciences from St. John’s University, Collegeville, MN and an MBA in Management from the University of St. Thomas, St. Paul, MN. Mr. Enck currently holds SEC/FINRA Series 7, 24 and 63 registrations.

Stacy Gillespie, is the Chief Compliance Officer (“CCO”) of the Managing Owner and has served in this role since August 2016. Ms. Gillespie is currently employed by Cipperman Compliance Services, LLC (“CCS”), a Wayne, Pennsylvania-based third party provider of compliance services with which the Managing Owner has entered into a relationship. Ms. Gillespie has been associated with CCS since September 2015 and has served as Chief Compliance Officer for a number of registered investment advisers in the scope of her responsibilities with CCS. Prior to her affiliation with CCS, from December 2012 to August 2015, Ms. Gillespie was employed by the Private Client Group at Boenning & Scattergood (“Boenning”), an independent securities, asset management and investment banking firm, serving as the chief compliance officer. In addition to her role at Boenning, Ms. Gillespie served as the CCO of 1914 Advisors, Boenning’s retail asset management division from August 2007 until August 2015. Prior to Boenning, Ms. Gillespie served as an associate vice president of compliance at Lockwood Advisors, a registered investment advisor from August 2005 to July 2007. Ms. Gillespie holds a bachelor’s degree in political science from Adelphi University and an MBA from Pennsylvania State University. She holds Series 7, 63, 65, 24, 53 and 79 licenses.

Principals of the New Managing Owner

The current officers and directors of the Managing Owner are as follows:

Patrick J. Kane is the Chairman of the New Managing Owner since January 2012. Previously, Mr. Kane was the head of alternative investments at Oppenheimer Asset Management until June 2011, overseeing approximately $3 billion in hedge funds and private equity investments. Mr. Kane joined Oppenheimer in 2001 as a senior member of the fund of hedge funds team. Mr. Kane has worked in the alternative investments industry since 1989. Prior to joining Oppenheimer in 2001, Mr. Kane worked for Dunbar Capital Management, a boutique fund of funds manager. Mr. Kane previously worked for Brandywine Asset Management, an alternative investment firm in Thornton, PA. At Brandywine, he was the Director of Trading, responsible for all trading on the managed futures and statistical arbitrage market-neutral equity hedge funds. Before that, he worked for Tricon Investments, an energy focused hedge fund, based in Somerset, NJ. Mr. Kane is also a member of the investment subcommittee that serves the University of Scranton endowment. Mr. Kane holds a Bachelor of Science in Accounting from the University of Scranton.

Patrick F. Hart III, is the Chief Executive Officer of the New Managing Owner since January 2012. Mr. Hart has been involved in the alternative investment industry for over thirty years, having specialized in the design, implementation and management of structured hedge fund and managed futures products for private and institutional clients worldwide. Mr. Hart is also the Chief Executive Officer and President of Three Palms, LLC (est. June 2003). Further, he is founder, Chief Executive Officer and Managing Partner of Hart Financial Group, LLC, a registered commodity pool operator, where he has been registered as an associated person and listed as a principal since August 1998. Lastly, Mr. Hart founded Pyxis GFS in October 2008. Pyxis provides comprehensive administration, accounting and reporting services to alternative investment managers and funds.

Previous affiliations of Mr. Hart include Northfield Trading, LP where he was listed as a principal and registered as an associated person of the Trading Advisor from March 2007 to December 2014. From June 2009 through October 2013 Mr. Hart was listed as a principal, and from July 2009 through October 2013 he was registered as an associated person, with the trading advisory firm Strategic Capital Management, LLC. At the same firm’s affiliated commodity pool operator, Strategic Fund Management, he was listed as a principal from July 2009 through May 2013 and registered as an associated person from August 2009 through May 2013. Mr. Hart was also listed as a principal of the commodity Trading Advisor, Seven Trust Global Advisors, LLC, from January 2007 to March 2011 and registered as an associated person from April 2007 through March 2011. At the same firm’s affiliated commodity pool operator, CTP Fund Management, LLC, he was listed as a principal from January 2008 to June 2011 and registered as an associated person from April 2008 through June 2011.

Mr. Hart served nine years on the Introducing Broker Advisory Committee of the National Futures Association, or NFA. Additionally, he has served periodically on the NFA Arbitration and Nominating Committees since 1988. Mr. Hart has been a frequent guest speaker at international conferences and symposiums on the topic of alternative investment strategies. Moreover, Mr. Hart has contributed to numerous articles in leading investment publications and is a contributing author to the “Handbook of Managed Futures—Performance, Evaluation and Analysis” (McGraw-Hill 1997). Mr. Hart received a B.S. in Economics from Colorado State University in 1983. He holds FINRA Series 7, 63, and the CFTC/NFA Series 3 registrations. Mr. Hart also is a registered representative of ALPS Distributors, Inc.

Michael B. Egan II, is the Secretary of the New Managing Owner since January 2012. Mr. Egan brings more than 25 years of alternative investment experience with a focus on commodity Trading Advisor research and multi-advisor portfolio construction. As a member of Frontier Fund Management LLC’s portfolio management team, Mr. Egan is involved in day-to-day portfolio and risk management for all of Frontier Fund Management LLC’s funds’ offerings as well as the development and structuring of new products. In addition, Mr. Egan has also served as Research Director of Three Palms, LLC since its founding in June 2003. He also serves as President of Hart Financial Group, LLC, a registered Commodity Pool Operator, where he has been registered as a principal since April 2015 and associated person since May 2006. Mr. Egan was also registered as an associated person of the Commodity Trading Advisor Seven Trust Global Advisors, LLC from July 2008 through March 2011. From January 1991 through April 2009, Mr. Egan was the Director of Research for Hart Asset Management Group, Inc. (formerly Hart-Bornhoft Group, Inc.), a registered Commodity Pool Operator and Commodity Trading Advisor and was listed as a principal from December 1998 through April 2009. Mr. Egan received a Bachelor of Science Degree in Finance from Colorado State University in 1990 and he is licensed with the NFA and CFTC and holds a Series 3 certification.

Garrett W. Phillips, is the Chief Operations Officer and Treasurer of the New Managing Owner since October 2016. He has also worked as the Chief Executive Officer for the investment fund servicing business, Pyxis Global Financial Services, since its founding in 2010. At Pyxis he manages a team that provides administrative and accounting services for clients that are investment advisors, mutual funds and hedge funds. Prior to Frontier Fund Management LLC and PyxisGFS, Mr. Phillips was an Operations Manager for the investment management group of Legent Bank & Trust (formerly known as Legent Clearing Corp.), a correspondent broker/dealer providing clearing and settlement services to small and medium-size independent broker/dealers. Mr. Phillips studied accounting and economics at the University of Colorado, holds Series 7 and 24 securities licenses and has worked in the accounting field since 1996. His most recent experience is in alternative investments, investment fund operations and fund administration.

Effective December 2015, Equinox has engaged Cipperman Compliance Services, LLC to provide outsourced compliance services for Equinox Institutional Asset Management, LP, Equinox Group Distributors, LLC, Equinox Fund Management, LLC, and Equinox Financial Services.

Executive Committee of the Managing Owner

The Executive Committee is responsible for the general oversight of the Managing Owner’s business and Equinox Frontier Funds and functions like the board of directors of a corporation. The members of the Executive Committee are David P. Demuth and Robert J. Enck.

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

Executive Committee of the New Managing Owner

Patrick Kane—Mr. Kane’s biography appears above under the caption “Item 10. Directors, Executive Officers and Corporate Governance—Principals of the Managing Owner.”

Patrick Hart—Mr. Hart’s biography appears above under the caption “Item 10. Directors, Executive Officers and Corporate Governance—Principals of the Managing Owner.”

Garrett Phillips—Mr. Phillips’s biography appears above under the caption “Item 10. Directors, Executive Officers and Corporate Governance—Principals of the Managing Owner.”

Michael Egan—Mr. Egan’s biography appears above under the caption “Item 10. Directors, Executive Officers and Corporate Governance—Principals of the Managing Owner.”

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

The Trust has no directors or officers. Its affairs are managed solely by the Managing Owner, which receives compensation for its services from the Trust, as follows:

Management Fees

Each Series of Units pays to the Managing Owner a monthly management fee equal to a certain percentage of the assets in Trading Companies attributable to such Series’ (including nominal assets), calculated on a daily basis. In addition, the Managing Owner receives a monthly management equal to a certain percentage of the assets in the Galaxy Plus entities attributable to such Series’ (including notional assets), calculated on a monthly basis. For both assets in Trading Companies and in Galaxy Plus entities, the annual rate of the management fee is: 0.5% for the Equinox Frontier Balanced Fund; 0.75% for the Equinox Frontier Diversified Fund; 2.0% for the Equinox Frontier Masters Fund and Equinox Frontier Winton Fund; 2.5% for the Equinox Frontier Heritage Fund and Equinox Frontier Select Fund; and 3.5% for the Equinox Frontier Long/Short Commodity Fund. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) for each Series.

Incentive Fees

Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated in the Trading Companies by such Series, monthly or quarterly. In addition, the Managing Owner receives a quarterly incentive fee of a certain percentage of new net trading profits generated in the Galaxy Plus entities that have been allocated to the Series. Because the Equinox Frontier Diversified Fund, Equinox Frontier Masters Fund, Equinox Frontier Balanced Fund, Equinox Frontier Heritage Fund, Equinox Frontier Select Fund, and Equinox Frontier Long/Short Commodity Fund may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period these Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Equinox Frontier Diversified Fund and Equinox Frontier Balanced Fund and 20% for the Equinox Frontier Masters Fund, Equinox Frontier Winton Fund, Equinox Frontier Heritage Fund, Equinox Frontier Select Fund and Equinox Frontier Long/Short Commodity Fund. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series.

Interest Income

Aggregate interest income from all sources, including U.S. Treasury Securities assets net of premiums and cash held at clearing brokers, of up to the first 2% (annualized) of average net assets is paid to the Managing Owner by the Equinox Frontier Balanced Fund (Class 1 and Class 2), Equinox Frontier Winton Fund, Equinox Frontier Select Fund, and Equinox Frontier Heritage Fund. For the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund (Class 1a, Class 2a, Class 3a only), Equinox Frontier Masters Fund and Equinox Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a only), 20% of the total interest allocated to each Series was paid to the Managing Owner from January 1, 2016 through April 28, 2016; thereafter 100% of the interest is retained by the respective Series.

Other Fees

From January 1, 2016 through October 23, 2016, the Equinox Frontier Balanced Fund, Equinox Frontier Select Fund, Equinox Frontier Winton Fund and Equinox Frontier Heritage Fund (collectively, the “Closed Series”) paid to the Managing Owner a trading fee, or FCM Fee, of up to 0.75% per annum of such Series’ NAV, calculated daily; thereafter each of the Closed Series pays to the Managing Owner a FCM Fee of up to 2.25% per annum of nominal assets allocated to the trading advisors, including through investments in commodity pools available on the Galaxy Plus Platform, and any reference programs of the applicable Series. From January 1, 2016 through April 28, 2016, the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund and Equinox Frontier Masters Fund (collectively, the “Open Series”) paid to the Managing Owner a FCM Fee of up to 2.25% per annum and a custodial/due diligence fee of 0.12% per annum of such Series’ NAV, calculated daily; thereafter each of such Open Series pays to the Managing Owner a FCM Fee of up to 2.25% per annum of nominal assets allocated to the trading advisors, including through investments in commodity pools available on the Galaxy Plus Platform, and a custodial/due diligence fee of 0.12% per annum of such Series’ NAV, calculated daily. Also, monthly service fees of up to 3.0% and 2.0% of the NAV, calculated daily, are paid to the Managing Owner for the Closed Series and the Open Series, respectively. The Managing Owner pays the service fees to Selling Agents to assist in the making of offers and sales of Units and provide customary ongoing services including advising Limited Owners. To the extent that an affiliate of the Managing Owner provides such services, it may receive service fees in proportion to the valuation of its clients’ accounts.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The Trust has no officers or directors. Its affairs are managed solely by the Managing Owner. Set forth in the table below is information regarding the beneficial ownership of Units of the principals of the Managing Owner as of December 31, 2016:

Equinox Fund Management, LLC*:

		Percentage Ownership
Series/Class of Units	Units Owned	of Each Class

Equinox Frontier Diversified Fund– Class 2	3,462	1.20%
Equinox Frontier Diversified Fund– Class 3	275	0.26%
Equinox Frontier Long/Short Commodity Fund – Class 2	2,316	37.12%
Equinox Frontier Long/Short Commodity Fund – Class 2a	2,222	24.38%
Equinox Frontier Long/Short Commodity Fund – Class 3a	109	1.00%
Equinox Frontier Masters Fund – Class 2	2,615	5.95%
Equinox Frontier Masters Fund – Class 3	275	0.54%
Equinox Frontier Balanced Fund – Class 2	2,720	2.37%
Equinox Frontier Balanced Fund – Class 2a	1,237	40.50%
Equinox Frontier Select Fund – Class 2	70	0.67%
Equinox Frontier Winton Fund – Class 2	207	0.38%
Equinox Frontier Heritage Fund – Class 2	428	2.68%

*	The Managing Owner is required to maintain at least a 1% interest in the aggregate capital as well as in certain series, profits and losses of the Trust. The Managing Owner’s interest of $2,276,211 in the aggregate capital of the Trust of $219,211,435 at December 31, 2016 is 1.04%.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

The following table sets forth the fees billed to Equinox Fund Management, LLC, the Managing Owner of the Trust, for professional services provided by RSM US LLP, the Trust’s independent registered public accounting firm, for the years ended December 31, 2016 and 2015. In accordance with the prospectus of the Trust, the Managing Owner has agreed to pay all costs of the Trust, and the Trust therefore bears no direct obligation to its independent registered public accounting firm.

FEE CATEGORY	2016	2015
Audit Fees(1)	$299,500	$292,500
Audit-Related Fees(2)	$0	$0
Tax Fees(3)	$0	$0
All Other Fees(4)	$0	$0
TOTAL FEES	$299,500	$292,500

(1)	Audit Fees consist of fees for professional services rendered for the audit of the Trust’s financial statements and review of financial statements included in the Trust’s quarterly reports, as well as services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.
(2)	Audit-Related Fees consist of fees for assurance and related services by RSM US LLP that are reasonably related to the performance of the audit or review of the Trust’s financial statements and are not reported under “Audit Fees,” above.
(3)	Tax Fees consist of fees for professional services rendered for tax compliance, tax advice and tax planning.
(4)	All Other Fees consist of any fees not otherwise reported in this table

The Managing Owner approved all the services provided by RSM US LLP to the Trust described above. The Managing Owner has determined that the payments made to RSM US LLP for these services during 2016 and 2015 are compatible with maintaining that firm’s independence. The Managing Owner pre-approves all audit and allowed non-audit services of the Trust’s independent registered public accounting firm, including all engagement fees and terms.

Part IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) and (2)	The response to these portions of Item 15 is submitted as a separate section of this report commencing on page F-1.

(a)(3)	Exhibits (numbered in accordance with Item 601 of Regulation S-K).

1.1	Form of Selling Agent Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents****

1.2	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents**

1.3	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents***

1.4	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents***

1.5	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents****

1.6	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents****

4.1	Restated Declaration of Trust and Second Amended and Restated Trust and Trust Agreement of the Registrant +++

4.11	First Amendment to Second Amended and Restated Trust and Trust Agreement of the Registrant++++

4.2	Form of Subscription Agreement (annexed to the Prospectus as Exhibit B)****

4.3	Form of Exchange Request (annexed to the Prospectus as Exhibit C)****

4.4	Form of Request for Redemption (annexed to the Prospectus as Exhibit D)****

4.5	Form of Request for Additional Subscription (annexed to the Prospectus as Exhibit E)****

4.6	Form of Application for Transfer of Ownership / Re-registration Form (annexed to the Prospectus as Exhibit F)****

4.7	Form of Privacy Notice (annexed to the Prospectus as Exhibit G)****

10.2	Form of Brokerage Agreement between each Trading Company and UBS Securities, LLC*

10.21	Form of Brokerage Agreement between each Trading Company and Banc of America Futures Incorporated*

10.22	Form of Brokerage Agreement between the Managing Owner, acting as agent on behalf of certain Trading Companies, and Deutsche Bank AG London**

10.23	Form of Brokerage Agreement between each Trading Company and Man Financial Inc. ***

10.24	Form of Amendment Agreement between the Managing Owner, acting as agent on behalf of certain Trading Companies, and Deutsche Bank AG London***

10.25	Form of Brokerage Agreement between each Trading Company and Fimat USA, LLC****

10.3	Form of Advisory Agreement among the Registrant, the Trading Company, Equinox Fund Management, LLC, and each Trading Advisor****

10.32	Form of License Agreement among Jefferies Financial Products, LLC, Reuters America LLC, the Registrant and Equinox Fund Management, LLC***

10.33	Form of License Agreement among Jefferies Financial Products, the Registrant and Equinox Fund Management, LLC***

10.34	Form of Guaranty made by Jefferies Group, Inc. in favor of Frontier Trading Company VIII, LLC***

10.35	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Currency Series of the Registrant***

10.37	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Equinox Frontier Balanced Fund of the Registrant+

10.4	Form of Cash Management Agreement between Equinox Fund Management, LLC and Merrill Lynch**

10.41	Form of Cash Management Agreement between Equinox Fund Management, LLC and STW Fixed Income Management Ltd.***

10.5	Form of single-member limited liability company operating agreement governing each Trading Company***

10.6	Form of Platform Agreement among Galaxy Plus Fund LLC, Gemini Alternative Funds, LLC and the Trust#

10.7	Form of Fund Services Agreement between the Trust and Gemini Fund Services, LLC##

10.8	Form of Administrative Services Agreement between Gemini Hedge Fund Services, LLC and the Managing Owner###

21.1	Subsidiaries of Registrant. (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.3	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.4	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.5	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.6	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.7	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.8	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

99.1	Prospectus of Equinox Frontier Funds ++

101.INS^	XBRL Instance Document

101.SCH^	XBRL Taxonomy Extension Schema

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase

101.DEF^	XBRL Taxonomy Extension Definition Linkbase

101.LAB^	XBRL Taxonomy Extension Label Linkbase

101.PRE^	XBRL Taxonomy Extension Presentation Linkbase

*	Previously filed as like-numbered exhibit to the initial filing or the first, second, third or fourth pre-effective amendment or the first or second post-effective amendment to Registration Statement No. 333-108397 and incorporated by reference herein.
**	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first or second post-effective amendment to Registration Statement No. 333-119596 and incorporated by reference herein.
***	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first post-effective amendment to Registration Statement No. 333-129701 and incorporated by reference herein.
****	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first post-effective amendment to Registration Statement No. 333-140240 and incorporated by reference herein.
+	Previously filed as like-numbered exhibit on Form 10-Q for the period ended June 30, 2008.
++	Previously filed on May 2, 2016 pursuant to Rule 424(b)(3) of the Securities Act (File No. 333-210313).
+++	Previously filed as Exhibit 3.2 on Form 8-K, filed on December 11, 2013.
++++	Previously filed as Exhibit 4.1 on Form 8-K, filed on March 10, 2017.
#	Previously filed as Exhibit 10.1 on Form 8-K, filed on October 19, 2016.
##	Previously filed as Exhibit 10.2 on Form 8-K, filed on October 19, 2016.
###	Previously filed as Exhibit 10.3 on Form 8-K, filed on October 19, 2016.

^	Submitted electronically herewith.

INDEX TO GALAXY PLUS FUND 2016 FINANCIAL STATEMENTS
Financial Report for Galaxy Plus Fund LLC	F-105

Financial Report for Galaxy Plus Fund – Aspect Master Fund (532) LLC	F-127

Financial Report for Galaxy Plus Fund – Chesapeake Master Fund (518) LLC	F-145

Financial Report for Galaxy Plus Fund – Doherty Master Fund (528) LLC	F-163

Financial Report for Galaxy Plus Fund – Emil van Essen STP Master Fund (516) LLC	F-181

Financial Report for Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC	F-200

Financial Report for Galaxy Plus Fund – LRR Master Fund (522) LLC	F-218

Financial Report for Galaxy Plus Fund – QIM Master Fund (526) LLC	F-237

Financial Report for Galaxy Plus Fund – Quantmetrics Master Fund (527) LLC	F-255

Financial Report for Galaxy Plus Fund – Quest Master Fund (517) LLC	F-270

Financial Report for Galaxy Plus Fund – Quest FIT Fund (535) LLC	F-288

(1)	These financial statements represent the consolidated financial statements of the Series of the Trust.
(2)	The Trust holds a majority of the equity interests in the various Trading Companies, which are the trading vehicles established for the various Series of Units of the Trust. In the financial statements of the Trust, Trading Companies in which a Series has a majority equity interest are consolidated by such Series, and investments in Trading Companies in which a Series does not have a controlling or majority interest are accounted for under the equity method of accounting, which approximates fair value and are carried in the statement of financial condition of such Series at fair value. In addition, financial statements of each of the unconsolidated Trading Companies are included in accordance with Rule 3-09 of Regulation S-X under the Securities Act of 1933, as amended. Although not required pursuant to Rule 3-09 of Regulation S-X under the Securities Act of 1933, financial statements of each consolidated Trading Company of the Trust are also included in the interest of providing a more complete presentation.
(3)	Financial statements of each of the Galaxy Plus entities are included in accordance with Rule 3-09 of Regulation S-X under the Securities Act of 1933, as amended. Although not required pursuant to Rule 3-09 of Regulation S-X under the Securities Act of 1933, financial statements of the Galaxy Plus entities are also included in the interest of providing a more complete presentation.

Report of Independent Registered Public Accounting Firm

To the Executive Committee and Unitholders

Equinox Frontier Funds

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund, Equinox Frontier Masters Fund, Equinox Frontier Balanced Fund, Equinox Frontier Select Fund, Equinox Frontier Winton Fund, and Equinox Frontier Heritage Fund of Equinox Frontier Funds (collectively, the Series) as of December 31, 2016 and 2015, and the related statements of operations, changes in owners’ capital, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Series’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund, Equinox Frontier Masters Fund, Equinox Frontier Balanced Fund, Equinox Frontier Select Fund, Equinox Frontier Winton Fund, and Equinox Frontier Heritage Fund of Equinox Frontier Funds as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 11 to the financial statements, on March 6, 2017 a unit purchase agreement between Frontier Fund Management LLC (New Managing Owner) and Equinox Fund Management (Equinox) was consummated whereby Equinox’s general units were transferred to the New Managing Owner. Upon consummation, the New Managing Owner became the managing owner of the Trust and each Series, in replacement of Equinox.

/s/ RSM US LLP

Denver, Colorado

March 31, 2017

The Series of Equinox Frontier Funds
Statements of Financial Condition
December 31, 2016 and December 31, 2015

	Equinox Frontier		Equinox Frontier		Equinox Frontier
	Diversified Fund		Masters Fund		Long/Short Commodity Fund
	12/31/2016	12/31/2015	12/31/2016	12/31/2015	12/31/2016	12/31/2015

ASSETS

Cash and cash equivalents	$674,227	$3,283,973	$546,509	$1,421,994	$—	$570,169
U.S. Treasury securities, at fair value	6,525,280	27,604,916	4,313,843	11,953,206	—	4,792,817
Swap contracts, at fair value	8,637,847	8,685,849	—	—	4,220,468	4,332,428
Investments in private investment companies, at fair value	38,845,974	—	5,653,708	—	6,715,142	—
Investments in unconsolidated trading companies, at fair value	4,201,628	16,094,207	6,678,106	9,409,930	—	3,414,663
Prepaid service fees - Class 1	—	16,160	—	7,355	—	736
Interest receivable	121,792	479,142	80,516	207,473	—	83,190
Receivable from related parties	231,671	—	153,157	1,670	87,670	1,606
Other assets	—	—	—	—	—	—

Total Assets	$59,238,419	$56,164,247	$17,425,839	$23,001,628	$11,023,280	$13,195,609

LIABILITIES & CAPITAL

LIABILITIES
Pending owner additions	$—	$1,524	$—	$1,290	$—	$—
Owner redemptions payable	61,482	9,030	131,841	9,558	5,738	796
Incentive fees payable to Managing Owner	—	204,914	—	42,251	—	28,408
Management fees payable to Managing Owner	23,496	81,940	50,174	54,674	—	48,210
Interest payable to Managing Owner	—	11,661	—	4,957	—	1,368
Service fees payable to Managing Owner	15,193	17,020	9,037	12,098	3,542	6,841
Trading fees payable to Managing Owner	147,183	121,065	57,890	48,501	23,478	17,129
Payables to related parties	—	2,126	—	—	1,603,124	—
Advance on unrealized Swap Appreciation	2,500,000	—	—	—	115,000	—
Other liabilities	19,674	1	7,590	—	6,871	6

Total Liabilities	2,767,028	449,281	256,532	173,329	1,757,753	102,758

CAPITAL
Managing Owner - Class 2	460,196	2,616,258	336,691	712,391	299,889	407,255
Managing Owner - Class 2a	—	—	—	—	234,742	235,971
Managing Owner - Class 3	33,899	32,964	32,970	32,332	—	—
Managing Owner - Class 3a	—	—	—	—	11,715	11,690
Limited Owner - Class 1	5,189,420	11,814,234	5,361,626	8,323,800	—	—
Limited Owner - Class 1a	—	—	—	—	1,913,595	4,053,754
Limited Owner - Class 2	37,771,385	32,016,842	5,320,871	7,180,967	508,474	586,345
Limited Owner - Class 2a	—	—	—	—	728,453	1,051,694
Limited Owner - Class 3	13,016,491	9,234,668	6,117,149	6,578,809	4,405,863	5,906,669
Limited Owner - Class 3a	—	—	—	—	1,162,796	839,473

Total Owners’ Capital	56,471,391	55,714,966	17,169,307	22,828,299	9,265,527	13,092,851

Non-Controlling Interests	—	—	—	—	—	—

Total Capital	56,471,391	55,714,966	17,169,307	22,828,299	9,265,527	13,092,851

Total Liabilities and Capital	$59,238,419	$56,164,247	$17,425,839	$23,001,628	$11,023,280	$13,195,609

Units Outstanding
Class 1	44,569	102,269	47,531	73,747	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	20,628	42,778
Class 2	287,586	267,240	43,933	62,347	6,240	7,522
Class 2a	N/A	N/A	N/A	N/A	9,115	12,127
Class 3	105,869	77,316	51,297	56,230	33,685	44,702
Class 3a	N/A	N/A	N/A	N/A	10,925	7,965

Net Asset Value per Unit
Class 1	$116.43	$115.52	$112.80	$112.87	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	$92.78	$94.76
Class 2	$132.94	$129.60	$128.78	$126.60	$129.56	$132.10
Class 2a	N/A	N/A	N/A	N/A	$105.67	$106.19
Class 3	$123.27	$119.87	$119.89	$117.57	$130.80	$132.14
Class 3a	N/A	N/A	N/A	N/A	$107.50	$106.86

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds
Statements of Financial Condition
December 31, 2016 and December 31, 2015

	Equinox Frontier Balanced Fund		Equinox Frontier Select Fund
	12/31/2016	12/31/2015	12/31/2016	12/31/2015
ASSETS

Cash and cash equivalents	$1,083,579	$4,895,183	$432,021	$220,371
U.S. Treasury securities, at fair value	9,770,117	41,148,676	2,912,611	1,852,429
Receivable from futures commission merchants	6,647,098	7,517,903	8,208,218	13,281,151
Open trade equity, at fair value	237,661	11,530	686,022	462,339
Swap contracts, at fair value	18,939,450	19,157,520	—	—
Investments in private investment companies, at fair value	45,305,273	—	—	—
Investments in unconsolidated trading companies, at fair value	5,965,331	17,623,968	3,910,866	4,147,840
Interest receivable	182,355	714,434	54,363	32,153
Receivable from related parties	346,875	—	103,407	—
Other assets	—	12	—	3

Total Assets	$88,477,739	$91,069,226	$16,307,508	$19,996,286

LIABILITIES & CAPITAL

LIABILITIES
Pending owner additions	$—	$15,538	$—	$1,335
Owner redemptions payable	780,970	440,090	134,579	16,670
Incentive fees payable to Managing Owner	—	106,563	—	—
Management fees payable to Managing Owner	25,217	80,574	21,219	22,884
Interest payable to Managing Owner	21,606	77,642	3,518	3,549
Service fees payable to Managing Owner	129,956	145,576	25,966	29,092
Trading fees payable to Managing Owner	203,324	57,450	18,129	8,515
Risk analysis fees payable	1,155	—	2,303	—
Payables to related parties	—	24,069	—	1,495
Advance on unrealized Swap Appreciation	4,926,555	—	—	—
Other liabilities	89,585	—	11,939	156

Total Liabilities	6,178,368	947,502	217,653	83,696

CAPITAL
Managing Owner - Class 2	530,387	1,429,544	9,397	8,814
Managing Owner - Class 2a	209,112	191,645	—	—
Limited Owner - Class 1	56,955,371	62,563,337	10,540,702	11,710,517
Limited Owner - Class 1AP	677,181	714,747	29,897	47,365
Limited Owner - Class 2	21,871,170	21,278,864	1,402,043	1,329,359
Limited Owner - Class 2a	307,144	356,425	—	—
Limited Owner - Class 3a	1,749,006	2,435,421	—	—

Total Owners’ Capital	82,299,371	88,969,983	11,982,039	13,096,055

Non-Controlling Interests	—	1,151,741	4,107,816	6,816,535

Total Capital	82,299,371	90,121,724	16,089,855	19,912,590

Total Liabilities and Capital	$88,477,739	$91,069,226	$16,307,508	$19,996,286

Units Outstanding
Class 1	422,529	488,680	112,059	129,612
Class 1AP	4,671	5,351	296	503
Class 2	114,886	126,375	10,514	10,696
Class 2a	3,054	3,539	N/A	N/A
Class 3a	10,380	15,776	N/A	N/A

Net Asset Value per Unit
Class 1	$134.80	$128.03	$94.06	$90.35
Class 1AP	$144.97	$133.59	$101.16	$94.28
Class 2	$194.99	$179.69	$134.25	$125.11
Class 2a	$169.05	$154.88	N/A	N/A
Class 3a	$168.49	$154.37	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds
Statements of Financial Condition
December 31, 2016 and December 31, 2015

	Equinox Frontier Winton Fund		Equinox Frontier Heritage Fund
	12/31/2016	12/31/2015	12/31/2016	12/31/2015
ASSETS

Cash and cash equivalents	$1,628,208	$2,928,616	$382,499	$655,319
U.S. Treasury securities, at fair value	15,533,863	24,617,817	3,701,890	5,508,577
Receivable from futures commission merchants	17,996,697	12,744,570	—	—
Open trade equity, at fair value	1,222,524	599,579	—	—
Investments in unconsolidated trading companies, at fair value	4,072,450	297,554	2,744,640	1,405,586
Swap contracts, at fair value	—	—	8,391,414	7,960,268
Interest receivable	289,933	427,511	69,095	95,612
Receivable from related parties	551,508	—	131,430	—
Other assets	—	2	—	2

Total Assets	$41,295,183	$41,615,649	$15,420,968	$15,625,364

LIABILITIES & CAPITAL

LIABILITIES
Pending owner additions	$—	$13,524	$—	$3,251
Owner redemptions payable	23,162	51,671	—	84,355
Management fees payable to Managing Owner	256,824	93,171	56,501	21,490
Interest payable to Managing Owner	30,730	49,624	7,420	11,066
Service fees payable to Managing Owner	39,370	44,422	16,457	18,807
Trading fees payable to Managing Owner	55,142	22,405	17,953	7,457
Risk analysis fees payable	12,215	—	—	—
Payables to related parties	—	31,638	—	4,416
Advance on unrealized Swap Appreciation	—	—	1,900,000	—
Other liabilities	2,880	—	18,085	—

Total Liabilities	420,323	306,455	2,016,416	150,842

CAPITAL
Managing Owner - Class 2	43,553	44,962	73,660	74,329
Limited Owner - Class 1	20,284,935	23,022,800	7,507,072	8,628,726
Limited Owner - Class 1AP	35,478	36,576	5,826	58,523
Limited Owner - Class 2	11,402,560	11,837,205	2,670,715	2,779,024

Total Owners’ Capital	31,766,526	34,941,543	10,257,273	11,540,602

Non-Controlling Interests	9,108,334	6,367,651	3,147,279	3,933,920

Total Capital	40,874,860	41,309,194	13,404,552	15,474,522

Total Liabilities and Capital	$41,295,183	$41,615,649	$15,420,968	$15,625,364

Units Outstanding
Class 1	131,283	140,239	62,779	69,436
Class 1AP	214	214	45	452
Class 2	54,251	54,629	15,946	16,441

Net Asset Value per Unit
Class 1	$154.51	$164.17	$119.58	$124.27
Class 1AP	$166.17	$171.31	$128.60	$129.67
Class 2	$210.98	$217.51	$172.10	$173.54

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds
Condensed Schedule of Investments
December 31, 2016

		Equinox Frontier		Equinox Frontier		Equinox Frontier
		Diversified Fund		Masters Fund		Long/Short Commodity Fund
		Fair	% of Total Capital	Fair	% of Total Capital	Fair	% of Total Capital
Description		Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)
SWAPS (1)
	Frontier XXXV Diversified select swap (U.S.)	$8,637,847	15.30%	$—	—	$—	—
	Frontier XXXVII L/S select swap (U.S.)	—	—	—	—	4,220,468	45.55%
	Total Swaps	$8,637,847	15.30%	$—	—	$4,220,468	45.55%

PRIVATE INVESTMENT COMPANIES (3)
	Galaxy Plus Fund - Chesapeake Feeder Fund (518)	$6,399,628	11.33%	$3,455,090	20.12%	$1,610,890	17.39%
	Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	3,558,715	6.30%	2,198,618	12.81%	1,611,845	17.40%
	Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	2,412,065	4.27%	—	—	—	—
	Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	4,103,564	7.27%	—	—	—	—
	Galaxy Plus Fund - QIM Feeder Fund (526) LLC	7,819,114	13.85%	—	—	—	—
	Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	8,600,401	15.23%	—	—	—	—
	Galaxy Plus Fund - Quest Feeder Fund (517) LLC	2,996,494	5.31%	—	—	—	—
	Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	1,856,786	3.29%	—	—	—	—
	Galaxy Plus Fund - LRR Feeder Fund (522) LLC	1,099,207	1.95%	—	—	3,492,407	37.69%
	Total Private Investment Companies	$38,845,974	68.77%	$5,653,708	32.93%	$6,715,142	72.46%

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
	Equinox Frontier Trading Company XXXVIII, LLC	$1,710,707	3.03%	$1,130,943	6.59%	$—	—
	Equinox Frontier Trading Company XV, LLC	—	—	4,107,816	23.93%	—	—
	Equinox Frontier Trading Company II, LLC	2,490,921	4.41%	1,439,347	8.38%	—	—
	Total Investment in Unconsolidated Trading Companies	$4,201,628	7.44%	$6,678,106	38.90%	$—	0.00%

		Fair Value		Fair Value		Fair Value
U.S. TREASURY SECURITIES (2)
FACE VALUE
$15,900,000	US Treasury Note 6.000% due 02/15/2026 (Cost $36,863,436)	$3,138,309	5.56%	$2,074,726	12.08%	$—	—
$16,400,000	US Treasury Note 6.875% due 08/15/2025 (Cost $28,012,500)	3,386,971	6.00%	2,239,117	13.04%	—	—
		$6,525,280	11.56%	$4,313,843	25.13%	$—	—

		Face Value		Face Value
Additional Disclosure on U.S. Treasury Securities
	US Treasury Note 6.000% due 02/15/2026 (2)	$2,489,283		$1,645,658
	US Treasury Note 6.875% due 08/15/2025 (2)	2,567,563		1,697,408
		$5,056,846		$3,343,066

		Cost		Cost
Additional Disclosure on U.S. Treasury Securities
	US Treasury Note 6.000% due 02/15/2026 (2)	$3,502,510		$2,315,499
	US Treasury Note 6.875% due 08/15/2025 (2)	3,596,193		2,377,432
		$7,098,703		$4,692,931

(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.
(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds
Condensed Schedule of Investments
December 31, 2016

		Equinox Frontier		Equinox Frontier
		Balanced Fund		Select Fund
		Fair	% of Total Capital	Fair	% of Total Capital
Description		Value	(Net Asset Value)	Value	(Net Asset Value)
LONG FUTURES CONTRACTS*
	Various base metals futures contracts (U.S.)	$11,675	0.01%	$56,169	0.35%
	Various currency futures contracts (Europe)	—	—	73,909	0.46%
	Various currency futures contracts (Far East)	—	—	1,360	0.01%
	Various currency futures contracts (Oceanic)	—	—	(41,946)	-0.26%
	Various currency futures contracts (U.S.)	39,959	0.05%	10,283	0.06%
	Various energy futures contracts (U.S.)	(10,780)	-0.01%	163,930	1.02%
	Various energy futures contracts (Europe)	—	—	4,150	0.03%
	Various energy futures contracts (Far East)	—	—	8,788	0.05%
	Various interest rates futures contracts (Canada)	—	—	(503)	0.00%
	Various interest rates futures contracts (Europe)	—	—	166,812	1.04%
	Various interest rates futures contracts (Oceanic)	—	—	444	0.00%
	Various interest rates futures contracts (U.S.)	—	—	18,191	0.11%
	Various precious metal futures contracts (Far East)	—	—	1,950	0.01%
	Various soft futures contract (Europe)	—	—	1,956	0.01%
	Various soft futures contract (Far East)	—	—	111	0.00%
	Various soft futures contract (U.S.)	—	—	(39,001)	-0.24%
	Various soft futures contracts (Far East)	—	—	2,808	0.02%
	Various soft futures contract (U.S.)	(54,314)	-0.07%	—	—
	Various stock index futures contracts (Canada)	—	—	1,894	0.01%
	Various stock index futures contracts (Europe)	3,375	0.00%	56,849	0.35%
	Various stock index futures contracts (Far East)	25,750	0.03%	31,540	0.20%
	Various stock index futures contracts (Oceanic)	—	—	4,760	0.03%
	Various stock index futures contracts (U.S.)	(29,115)	-0.04%	(53,378)	-0.33%
	Total Long Futures Contracts	$(13,450)	-0.03%	$471,076	2.93%
SHORT FUTURES CONTRACTS*
	Various base metals futures contracts (U.S.)	$81,563	0.10%	$(29,896)	-0.19%
	Various currency futures contracts (Canada)	—	—	195	0.00%
	Various currency futures contracts (Europe)	—	—	85,470	0.53%
	Various currency futures contracts (Far East)	—	—	19,041	0.12%
	Various currency futures contracts (Oceanic)	—	—	4,623	0.03%
	Various currency futures contracts (U.S.)	—	—	(8,460)	-0.05%
	Various interest rates futures contracts (Canada)	6,253	0.01%	155	0.00%
	Various interest rates futures contracts (Europe)	—	—	(8,823)	-0.05%
	Various interest rates futures contracts (Far East)	686	0.00%	(6,019)	-0.04%
	Various interest rates futures contracts (Oceanic)	26,568	0.03%	(1,211)	-0.01%
	Various interest rates futures contracts (U.S.)	—	—	45,201	0.28%
	Various precious metal futures contracts (U.S.)	4,790	0.01%	29,150	0.18%
	Various soft futures contract (U.S.)	110,548	0.13%	—	0.00%
	Various soft futures contracts (Europe)	53,851	0.07%	14,154	0.09%
	Various soft futures contracts (U.S.)	15,398	0.02%	46,657	0.29%
	Various stock index futures contracts (Africa)	2,440	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	—	—	(2,802)	-0.02%
	Various stock index futures contracts (Far East)	—	—	(2,456)	-0.02%
	Various stock index futures contracts (U.S.)	—	—	23,255	0.14%
	Total Short Futures Contracts	$302,097	0.37%	$208,234	1.29%
CURRENCY FORWARDS*
	Various currency forwards contracts (NA)	$(50,986)	-0.06%	$6,712	0.04%
	Total Currency Forwards	$(50,986)	-0.06%	$6,712	0.04%
	Total Open Trade Equity (Deficit)	$237,661	0.28%	$686,022	4.26%
SWAP (1)
	Frontier XXXIV Balanced select swap (U.S.)	$18,939,450	23.01%	$—	—
	Total Swap	$18,939,450	23.01%	$—	—

PRIVATE INVESTMENT COMPANIES (3)
	Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	$4,190,798	5.09%	$—	—
	Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	2,786,543	3.39%	—	—
	Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	4,114,892	5.00%	—	—
	Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	7,071,313	8.59%	—	—
	Galaxy Plus Fund - QIM Feeder Fund (526) LLC	12,623,819	15.34%	—	—
	Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	10,626,274	12.91%	—	—
	Galaxy Plus Fund - LRR Feeder Fund (522) LLC	2,989,088	3.63%	—	—
	Galaxy Plus Fund - Quest Feeder Fund (517) LLC	902,546	1.10%	—	—
	Total Private Investment Companies	$45,305,273	55.05%	$—	—

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
	Equinox Frontier Trading Company II, LLC	$3,403,939	4.14%	$—	—
	Equinox Frontier Trading Company XXXVIII, LLC	2,561,392	3.11%	763,587	4.75%
	Equinox Frontier Trading Company XXXIX, LLC	—	—	3,147,279	19.56%
	Total Investment in Unconsolidated Trading Companies	$5,965,331	7.25%	$3,910,866	24.31%

		Fair Value		Fair Value
U.S. TREASURY SECURITIES (2)
FACE VALUE
$15,900,000	US Treasury Note 6.000% due 02/15/2026 (Cost $36,863,436)	$4,698,901	5.71%	$1,400,809	8.71%
$16,400,000	US Treasury Note 6.875% due 08/15/2025 (Cost $28,012,500)	5,071,216	6.16%	1,511,802	9.40%

		$9,770,117	11.87%	$2,912,611	18.10%

		Face Value		Face Value
Additional Disclosure on U.S. Treasury Securities
	US Treasury Note 6.000% due 02/15/2026 (2)	$3,727,134		$1,111,111
	US Treasury Note 6.875% due 08/15/2025 (2)	3,844,339		1,146,052
		$7,571,473		$2,257,163

		Cost		Cost
Additional Disclosure on U.S. Treasury Securities
	US Treasury Note 6.000% due 02/15/2026 (2)	$5,244,210		$1,563,373
	US Treasury Note 6.875% due 08/15/2025 (2)	5,384,478		1,605,189
		$10,628,688		$3,168,562

*	Except for those items disclosed, no individual futures, or forwards position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.
(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds
Condensed Schedule of Investments
December 31, 2016

		Equinox Frontier		Equinox Frontier
		Winton Fund		Heritage Fund
		Fair	% of Total Capital	Fair	% of Total Capital
	Description	Value	(Net Asset Value)	Value	(Net Asset Value)
LONG FUTURES CONTRACTS*
	Various base metals futures contracts (U.S.)	$(88,088)	-0.22%	$—	—
	Various energy futures contracts (U.S.)	65,612	0.16%	—	—
	Various interest rates futures contracts (Europe)	88,638	0.22%	—	—
	Various interest rates futures contracts (Oceanic)	(341)	0.00%	—	—
	Various interest rates futures contracts (U.S.)	7,094	0.02%	—	—
	Various precious metal futures contracts (U.S.)	(3,860)	-0.01%	—	—
	Various soft futures contract (U.S.)	(84,938)	-0.21%	—	—
	Various soft futures contracts (Canada)	(2,131)	-0.01%	—	—
	Various stock index futures contracts (Canada)	(969)	0.00%	—	—
	Various stock index futures contracts (Europe)	242,128	0.59%	—	—
	Various stock index futures contracts (Far East)	305,316	0.75%	—	—
	Various stock index futures contracts (Oceanic)	57,116	0.14%	—	—
	Various stock index futures contracts (U.S.)	(201,831)	-0.49%	—	—
	Total Long Futures Contracts	$383,746	0.94%	$—	—
SHORT FUTURES CONTRACTS*
	Various base metals futures contracts (U.S.)	$(252,279)	-0.62%	$—	—
	Various currency futures contracts (Canada)	11,540	0.03%	—	—
	Various currency futures contracts (Europe)	272,806	0.67%	—	—
	Various currency futures contracts (Far East)	168,888	0.41%	—	—
	Various currency futures contracts (Oceanic)	2,980	0.01%	—	—
	Various currency futures contracts (U.S.)	9,590	0.02%	—	—
	Various energy futures contracts (U.S.)	(82,280)	-0.20%	—	—
	Various interest rates futures contracts (Canada)	(1,012)	0.00%	—	—
	Various interest rates futures contracts (Europe)	(8,794)	-0.02%	—	—
	Various interest rates futures contracts (Far East)	(11,060)	-0.03%	—	—
	Various interest rates futures contracts (Oceanic)	(2,831)	-0.01%	—	—
	Various interest rates futures contracts (U.S.)	127,078	0.31%	—	—
	Various precious metal futures contracts (U.S.)	174,345	0.43%	—	—
	Various soft futures contract (Europe)	44,780	0.11%	—	—
	Various soft futures contract (U.S.)	291,378	0.71%	—	—
	Various stock index futures contracts (Africa)	2,019	0.00%	—	—
	Various stock index futures contracts (U.S.)	(7,228)	-0.02%	—	—
	Total Short Futures Contracts	$739,920	1.80%	$—	—
CURRENCY FORWARDS*
	Various currency forwards contracts (NA)	$98,858	0.24%	$—	—
	Total Currency Forwards	$98,858	0.24%	$—	—
	Total Open Trade Equity (Deficit)	$1,222,524	2.98%	$—	—
SWAP (1)
	Frontier Brevan Howard swap (U.S.)	$—	—	$8,391,414	62.60%
	Total Swap	$—	—	$8,391,414	62.60%

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
	Equinox Frontier Trading Company II, LLC	$—	—	$1,774,130	13.24%
	Equinox Frontier Trading Company XXXVIII, LLC	4,072,450	9.96%	970,510	7.24%
	Total Investment in Unconsolidated Trading Companies	$4,072,450	9.96%	$2,744,640	20.48%

		Fair Value		Fair Value
U.S. TREASURY SECURITIES (2)
FACE VALUE
$15,900,000	US Treasury Note 6.000% due 02/15/2026 (Cost $36,863,436)	$7,470,952	18.28%	$1,780,410	13.28%
$16,400,000	US Treasury Note 6.875% due 08/15/2025 (Cost $28,012,500)	8,062,911	19.73%	1,921,480	14.33%
		$15,533,863	38.00%	$3,701,890	27.61%

		Face Value		Face Value
Additional Disclosure on U.S. Treasury Securities
	US Treasury Note 6.000% due 02/15/2026 (2)	$5,925,905		$1,412,208
	US Treasury Note 6.875% due 08/15/2025 (2)	6,112,254		1,456,617
		$12,038,159		$2,868,825

		Cost		Cost
Additional Disclosure on U.S. Treasury Securities
	US Treasury Note 6.000% due 02/15/2026 (2)	$8,337,960		$1,987,027
	US Treasury Note 6.875% due 08/15/2025 (2)	8,560,976		2,040,174
		$16,898,936		$4,027,201

*	Except for those items disclosed, no individual futures, or forwards contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.
(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds
Condensed Schedule of Investments
December 31, 2015

		Equinox Frontier		Equinox Frontier		Equinox Frontier
		Diversified Fund		Masters Fund		Long/Short Commodity Fund
		Fair	% of Total Capital	Fair	% of Total Capital	Fair	% of Total Capital
Description		Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)
SWAPS (1)
	Frontier XXXIV Balanced select swap (U.S.)	$—	—	$—	—	$—	—
	Frontier Brevan Howard swap (U.S.)	—	—	—	—	—	—
	Frontier XXXV Diversified select swap (U.S.)	8,685,849	15.59%	—	—	—	—
	Frontier XXXVII L/S select swap (U.S.)	—	—	—	—	4,332,428	33.09%
	Total Swaps	$8,685,849	15.59%	$—	0.00%	$4,332,428	33.09%

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
	Equinox Frontier Trading Company I, LLC	$10,703,800	19.21%	$1,061,509	4.65%	$525,389	5.67%
	Equinox Frontier Trading Company II, LLC	1,755,041	3.15%	1,080,538	4.73%	—	—
	Equinox Frontier Trading Company VII, LLC	1,883,299	3.38%	940,686	4.12%	2,544,994	27.47%
	Equinox Frontier Trading Company XV, LLC	—	—	5,975,464	26.18%	—	—
	Equinox Frontier Trading Company XXIII, LLC	1,151,741	2.07%	—	—	—	—
	Equinox Frontier Trading Company XXXVIII, LLC	600,326	1.08%	351,733	1.54%	344,280	3.72%
		$16,094,207	28.89%	$9,409,930	41.22%	$3,414,663	36.84%

		Fair Value		Fair Value		Fair Value
U.S. TREASURY SECURITIES (2)
FACE VALUE
$67,000,000	US Treasury Note 6.000% due 02/15/2026 (Cost $99,934,764)	$21,022,579	37.73%	$9,102,988	39.88%	$3,649,979	27.88%
$20,000,000	US Treasury Note 6.875% due 08/15/2025 (Cost $28,012,500)	6,582,337	11.81%	2,850,218	12.49%	1,142,838	8.73%
		$27,604,916	49.54%	$11,953,206	52.37%	$4,792,817	36.61%

		Face Value		Face Value		Face Value
Additional Disclosure on U.S. Treasury Securities
	US Treasury Note 6.000% due 02/15/2026 (2)	$15,743,566		$6,817,122		$2,733,427
	US Treasury Note 6.875% due 08/15/2025 (2)	4,699,572		2,034,962		815,948
		—		—		—
		$20,443,138		$8,852,084		$3,549,375

		Cost		Cost		Cost
Additional Disclosure on U.S. Treasury Securities
	US Treasury Note 6.000% due 02/15/2026 (2)	$20,999,686		$9,093,075		$3,646,004
	US Treasury Note 6.875% due 08/15/2025 (2)	6,582,337		2,850,218		1,142,838
		—		—		—
		$27,582,023		$11,943,293		$4,788,842

(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds
Condensed Schedule of Investments
December 31, 2015

		Equinox Frontier		Equinox Frontier
		Balanced Fund		Select Fund
		Fair	% of Total Capital	Fair	% of Total Capital
Description		Value	(Net Asset Value)	Value	(Net Asset Value)
LONG FUTURES CONTRACTS*
	Various base metals futures contracts (Europe)	$46,701	0.05%	$(50,387)	-0.25%
	Various base metals futures contracts (U.S.)	650	—	—	—
	Various currency futures contracts (Singapore)	—	—	6,824	0.03%
	Various currency futures contracts (U.S.)	(30,157)	-0.03%	(11,664)	-0.06%
	Various energy futures contracts (Europe)	—	—	13,493	0.07%
	Various energy futures contracts (Far East)	605	—	—	—
	Various energy futures contracts (U.S.)	(237,837)	-0.27%	—	—
	Various interest rates futures contracts (Canada)	58,668	0.07%	8,285	0.04%
	Various interest rates futures contracts (Europe)	(132,159)	-0.15%	(380,769)	-1.91%
	Various interest rates futures contracts (Far East)	93,495	0.11%	22,925	0.11%
	Various interest rates futures contracts (Oceanic)	14,834	0.02%	(1,711)	-0.01%
	Various interest rates futures contracts (U.S.)	(163,570)	-0.18%	(35,830)	-0.18%
	Various precious metal futures contracts (U.S.)	(6,180)	-0.01%	—	—
	Various soft futures contracts (Canada)	—	—	68	—
	Various soft futures contracts (Europe)	394	—	238	—
	Various soft futures contracts (Oceanic)	—	—	5,505	0.03%
	Various soft futures contracts (U.S.)	(87,878)	-0.10%	17,813	0.09%
	Various stock index futures contracts (Canada)	(2,002)	—	—	—
	Various stock index futures contracts (Europe)	38,507	0.04%	14,580	0.07%
	Various stock index futures contracts (Far East)	(14,865)	-0.02%	(33,510)	-0.17%
	Various stock index futures contracts (Oceanic)	13,845	0.02%	(1,931)	-0.01%
	Various stock index futures contracts (U.S.)	25,421	0.03%	(4,360)	-0.02%
	Total Long Futures Contracts	$(381,528)	-0.42%	$(430,431)	-2.16%
SHORT FUTURES CONTRACTS*
	Various base metals futures contracts (Europe)	$(5,389)	-0.01%	$109,629	0.55%
	Various base metals futures contracts (U.S.)	(11,475)	-0.01%	(4,250)	-0.02%
	Various currency futures contracts (U.S.)	188,615	0.21%	32,835	0.17%
	Various energy futures contracts (Europe)	—	—	29,608	0.15%
	Various energy futures contracts (Far East)	1,020	—	410	—
	Various energy futures contracts (U.S.)	97,810	0.11%	586,716	2.95%
	Various interest rates futures contracts (Canada)	—	—	(63)	—
	Various interest rates futures contracts (Europe)	2,481	—	3,113	0.02%
	Various interest rates futures contracts (Oceanic)	(3,367)	—	(12,330)	-0.06%
	Various interest rates futures contracts (U.S.)	28,086	0.03%	50,113	0.25%
	Various precious metal futures contracts (Far East)	466	—	4,026	0.02%
	Various precious metal futures contracts (U.S.)	3,105	—	93,125	0.47%
	Various precious metal futures contracts (Far East)	—	—	(2,639)	-0.01%
	Various soft futures contract (Europe)	(1,700)	—	2,000	0.01%
	Various soft futures contracts (Canada)	(1,305)	—	—	—
	Various soft futures contracts (Europe)	1,832	—	6,824	0.03%
	Various soft futures contracts (Far East)	2,791	—	—	—
	Various soft futures contracts (Singapore)	—	—	930	—
	Various soft futures contracts (U.S.)	48,192	0.05%	34,651	0.17%
	Various stock index futures contracts (Africa)	(751)	—	(1,849)	-0.01%
	Various stock index futures contracts (Europe)	(5,629)	-0.01%	8,952	0.05%
	Various stock index futures contracts (Far East)	3,179	—	5,289	0.03%
	Various stock index futures contracts (Mexico)	717	—	74	—
	Various stock index futures contracts (U.S.)	17,499	0.02%	(17,786)	-0.09%
	Various stock index futures contracts (Warsaw)	—	—	(3,926)	-0.02%
	Total Short Futures Contracts	$366,177	0.41%	$925,452	4.65%
CURRENCY FORWARDS*
	Various currency forwards contracts (NA)	$26,881	0.03%	$(32,682)	-0.16%
	Total Currency Forwards	$26,881	0.03%	$(32,682)	-0.16%
	Total Open Trade Equity (Deficit)	$11,530	0.02%	$462,339	2.32%
SWAPS (1)
	Frontier XXXIV Balanced select swap (U.S.)	$19,157,520	21.26%	$—	0.00%
	Total Swaps	$19,157,520	21.26%	$—	0.00%

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
	Equinox Frontier Trading Company I, LLC	$10,856,046	12.05%	$—	—
	Equinox Frontier Trading Company II, LLC	2,283,605	2.53%	—	—
	Equinox Frontier Trading Company VII, LLC	2,633,484	2.92%	—	—
	Equinox Frontier Trading Company XV, LLC	841,070	0.93%	—	—
	Equinox Frontier Trading Company XXXVIII, LLC	1,009,763	1.12%	213,920	1.33%
	Equinox Frontier Trading Company XXXIX, LLC	—	—	3,933,920	24.45%
		$17,623,968	19.56%	$4,147,840	25.78%

		Fair Value		Fair Value
U.S. TREASURY SECURITIES (2)
FACE VALUE
$67,000,000	US Treasury Note 6.000% due 02/15/2026 (Cost $99,934,764)	$31,336,857	34.77%	$1,410,721	7.08%
$20,000,000	US Treasury Note 6.875% due 08/15/2025 (Cost $28,012,500)	9,811,819	10.89%	441,708	2.22%
		$41,148,676	45.66%	$1,852,429	9.30%

		Face Value		Face Value
Additional Disclosure on U.S. Treasury Securities
	US Treasury Note 6.000% due 02/15/2026 (2)	$23,467,807		$1,056,473
	US Treasury Note 6.875% due 08/15/2025 (2)	7,005,315		315,365
		$30,473,122		$1,371,838

		Cost		Cost
Additional Disclosure on U.S. Treasury Securities
	US Treasury Note 6.000% due 02/15/2026 (2)	$31,302,731		$1,409,185
	US Treasury Note 6.875% due 08/15/2025 (2)	9,811,820		441,708
		$41,114,551		$1,850,893

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds
Condensed Schedule of Investments
December 31, 2015

		Equinox Frontier		Equinox Frontier
		Winton Fund		Heritage Fund
		Fair	% of Total Capital	Fair	% of Total Capital
	Description	Value	(Net Asset Value)	Value	(Net Asset Value)
LONG FUTURES CONTRACTS*
	Various base metals futures contracts (Europe)	$(1,294)	—	$—	—
	Various base metals futures contracts (U.S.)	—	—	—	—
	Various currency futures contracts (Singapore)	—	—	—	—
	Various currency futures contracts (U.S.)	(26,609)	-0.06%	—	—
	Various energy futures contracts (Europe)	—	—	—	—
	Various energy futures contracts (Far East)	—	—	—	—
	Various energy futures contracts (U.S.)	—	—	—	—
	Various interest rates futures contracts (Canada)	10,868	0.03%	—	—
	Various interest rates futures contracts (Europe)	(126,797)	-0.31%	—	—
	Various interest rates futures contracts (Far East)	68,874	0.17%	—	—
	Various interest rates futures contracts (Oceanic)	(3,134)	-0.01%	—	—
	Various interest rates futures contracts (U.S.)	(317,169)	-0.77%	—	—
	Various precious metal futures contracts (U.S.)	—	—	—	—
	Various soft futures contracts (Canada)	—	—	—	—
	Various soft futures contracts (Europe)	—	—	—	—
	Various soft futures contracts (Oceanic)	—	—	—	—
	Various soft futures contracts (U.S.)	4,274	0.01%	—	—
	Various stock index futures contracts (Canada)	—	—	—	—
	Various stock index futures contracts (Europe)	36,783	0.09%	—	—
	Various stock index futures contracts (Far East)	(83,141)	-0.20%	—	—
	Various stock index futures contracts (Oceanic)	—	—	—	—
	Various stock index futures contracts (U.S.)	148,532	0.36%	—	—
	Total Long Futures Contracts	$(288,813)	-0.70%	$—	—
SHORT FUTURES CONTRACTS*
	Various base metals futures contracts (Europe)	$134,930	0.33%	$—	—
	Various base metals futures contracts (U.S.)	(11,450)	-0.03%	—	—
	Various currency futures contracts (U.S.)	466,490	1.13%	—	—
	Various energy futures contracts (Europe)	—	—	—	—
	Various energy futures contracts (Far East)	—	—	—	—
	Various energy futures contracts (U.S.)	142,483	0.35%	—	—
	Various interest rates futures contracts (Canada)	—	—	—	—
	Various interest rates futures contracts (Europe)	—	—	—	—
	Various interest rates futures contracts (Far East)	—	—	—	—
	Various interest rates futures contracts (Oceanic)	(3,043)	-0.01%	—	—
	Various interest rates futures contracts (U.S.)	(266)	—	—	—
	Various precious metal futures contracts (Far East)	—	—	—	—
	Various precious metal futures contracts (U.S.)	244,230	0.59%	—	—
	Various precious metal futures contracts (Far East)	—	—	—	—
	Various soft futures contract (Europe)	(1,140)	—	—	—
	Various soft futures contracts (Canada)	(16)	—	—	—
	Various soft futures contracts (Europe)	3,608	0.01%	—	—
	Various soft futures contracts (Far East)	—	—	—	—
	Various soft futures contracts (Singapore)	—	—	—	—
	Various soft futures contracts (U.S.)	137,220	0.33%	—	—
	Various stock index futures contracts (Africa)	(7,124)	-0.02%	—	—
	Various stock index futures contracts (Canada)	(2,344)	-0.01%	—	—
	Various stock index futures contracts (Europe)	(1,191)	—	—	—
	Various stock index futures contracts (Far East)	22,625	0.05%	—	—
	Various stock index futures contracts (Mexico)	—	—	—	—
	Various stock index futures contracts (Oceanic)	—	—	—	—
	Various stock index futures contracts (U.S.)	(68,081)	-0.16%	—	—
	Various stock index futures contracts (Warsaw)	—	—	—	—

	Total Short Futures Contracts	$1,056,931	2.56%	$—	—
CURRENCY FORWARDS*
	Various currency forwards contracts (NA)	$(168,539)	-0.41%	$—	—
	Total Currency Forwards	$(168,539)	-0.41%	$—	—
	Total Open Trade Equity (Deficit)	$599,579	1.45%	$—	—
OPTIONS PURCHASED*
	Various energy futures contracts (U.S.)	$—	—	$—	—
	Various soft futures contracts (U.S.)	—	—	—	—
	Various stock index futures contracts (U.S.)	—	—	—	—
	Total Options Purchased	$—	—	$—	—
OPTIONS WRITTEN*
	Various energy futures contracts (U.S.)	$—	—	$—	—
	Various soft futures contracts (U.S.)	—	—	—	—
	Various stock index futures contracts (U.S.)	—	—	—	—
	Total Options Written	$—	—	$—	—
SWAPS (1)
	Frontier Brevan Howard swap (U.S.)	$—	—	$7,960,268	51.44%
	Total Swaps	$—	—	$7,960,268	51.44%
INVESTMENT IN UNCONSOLIDATED COMPANIES (1)
	Equinox Frontier Trading Company II, LLC	$—	—	$1,248,467	8.07%
	Equinox Frontier Trading Company XXXVIII, LLC	297,554	0.72%	157,119	1.02%
	Total Investment in Unconsolidated Trading Companies	$297,554	0.72%	$1,405,586	9.09%

		Fair Value		Fair Value
U.S. TREASURY SECURITIES (2)
FACE VALUE
$67,000,000	US Treasury Note 6.000% due 02/15/2026 (Cost $99,934,764)	$18,747,748	45.38%	$4,195,068	27.11%
$20,000,000	US Treasury Note 6.875% due 08/15/2025 (Cost $28,012,500)	5,870,069	14.21%	1,313,509	8.49%
		$24,617,817	59.59%	$5,508,577	35.60%

		Face Value		Face Value
Additional Disclosure on U.S. Treasury Securities
	US Treasury Note 6.000% due 02/15/2026 (2)	$14,039,970		$3,141,637
	US Treasury Note 6.875% due 08/15/2025 (2)	4,191,036		937,802
		$18,231,006		$4,079,439

		Cost		Cost
Additional Disclosure on U.S. Treasury Securities
	US Treasury Note 6.000% due 02/15/2026 (2)	$18,727,332		$4,190,501
	US Treasury Note 6.875% due 08/15/2025 (2)	5,870,069		1,313,509
		$24,597,401		$5,504,010

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds
Statements of Operations
For the Years Ended December 31, 2016, 2015 and 2014

	Equinox Frontier Diversified Fund			Equinox Frontier Masters Fund			Equinox Frontier Long/Short Commodity Fund

	12/31/2016	12/31/2015	12/31/2014	12/31/2016	12/31/2015	12/31/2014	12/31/2016	12/31/2015	12/31/2014

Investment income:
Interest - net	$323,854	$603,350	$579,067	$133,801	$260,900	$298,175	$21,855	$141,120	$216,027

Total Income	323,854	603,350	579,067	133,801	260,900	298,175	21,855	141,120	216,027

Expenses:
Incentive Fees	1,144,159	2,068,435	4,461,365	245,244	618,626	1,123,545	46,931	322,090	253,177
Management Fees	503,844	983,948	1,042,209	452,071	696,963	903,032	201,423	532,836	821,891
Service Fees - Class 1	247,399	412,335	499,021	151,627	226,790	309,234	66,889	109,284	132,136
Trading Fees	1,435,003	1,394,350	1,287,161	537,884	579,677	603,389	191,525	243,193	280,737

Total Expenses	3,330,405	4,859,068	7,289,756	1,386,826	2,122,056	2,939,200	506,768	1,207,403	1,487,941

Investment (loss) - net	(3,006,551)	(4,255,718)	(6,710,689)	(1,253,025)	(1,861,156)	(2,641,025)	(484,913)	(1,066,283)	(1,271,914)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	—	8,599,684	15,855,703	—	—	—	(90,214)	—	(2,580,860)
Net unrealized gain/(loss) on private investment companies	80,689	—	—	78,993	—	—	(216,197)	—	—
Net realized gain/(loss) on private investment companies	277,315	—	—	73,108	—	—	13,263	—	—
Net change in open trade equity/(deficit)	—	450,401	1,421,570	—	—	—	693,263	—	961,346
Net unrealized gain/(loss) on swap contracts	(48,002)	2,115,441	3,132,776	—	—	—	(111,960)	(300,633)	1,176,514
Net realized gain/(loss) on U.S. Treasury securities	1,794,297	270,582	(84,779)	483,811	111,668	(51,271)	103,299	46,795	(36,613)
Net unrealized gain/(loss) on U.S. Treasury securities	(990,689)	(516,327)	2,895,653	(227,159)	(198,693)	1,525,265	193,551	(204,014)	1,119,787
Trading commissions	(62)	(443,692)	(543,102)	—	—	—	(1,085)	—	(415,315)
Change in fair value of investments in unconsolidated trading companies	3,056,293	841,908	5,136,823	1,336,408	1,485,938	6,619,189	(100,301)	66,041	1,357,919

Net gain/(loss) on investments	4,169,841	11,317,997	27,814,644	1,745,161	1,398,913	8,093,183	483,619	(391,811)	1,582,778

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	1,163,290	7,062,279	21,103,955	492,136	(462,243)	5,452,158	(1,294)	(1,458,094)	310,864

Less: Operations attributable to non-controlling interests	—	4,476,587	6,816,250	—	—	—	131,876	—	(766,822)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$1,163,290	$2,585,692	$14,287,705	$492,136	$(462,243)	$5,452,158	$(133,170)	$(1,458,094)	$1,077,686

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$0.91	$2.43	$25.99	$(0.07)	$(3.74)	$24.78	N/A	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	N/A	N/A	$(1.98)	$(6.36)	$8.39
Class 2	$3.34	$4.93	$30.32	$2.18	$(1.93)	$29.07	$(2.54)	$(6.20)	$13.04
Class 2a	N/A	N/A	N/A	N/A	N/A	N/A	$(0.52)	$(5.16)	$11.01
Class 3	$3.40	$4.84	$30.82	$2.32	$(1.49)	$27.15	$(1.34)	$(6.20)	$13.04
Class 3a	N/A	N/A	N/A	N/A	N/A	N/A	$0.64	$(4.91)	$11.30

The accompanying notes are an integral part of these financial statements.

The Series of the Equinox Frontier Funds

Statements of Operations

For the Years Ended December 31, 2016, 2015 and 2014

	Equinox Frontier Balanced Fund			Equinox Frontier Select Fund

	12/31/2016	12/31/2015	12/31/2014	12/31/2016	12/31/2015	12/31/2014

Investment income:
Interest - net	$96,270	$29,151	$27,454	$1,025	$—	$—

Total Income	96,270	29,151	27,454	1,025	—	—

Expenses:
Incentive Fees	1,395,151	1,707,167	3,620,437	41,072	158,971	363,142
Management Fees	494,734	1,029,988	1,092,555	271,176	304,539	496,959
Risk analysis Fees	4,844	—	—	14,228	—	—
Service Fees - Class 1	1,833,220	2,113,776	2,027,439	351,053	395,169	394,486
Trading Fees	909,129	740,451	694,288	115,267	110,262	109,839
Other Fees	—	—	—	—	—	—

Total Expenses	4,637,078	5,591,382	7,434,719	792,796	968,941	1,364,426

Investment (loss) - net	(4,540,808)	(5,562,231)	(7,407,265)	(791,771)	(968,941)	(1,364,426)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	3,778,432	(164,986)	14,306,201	2,106,971	1,385,609	—
Net unrealized gain/(loss) on private investment companies	2,077,438	—	—	—	—	—
Net realized gain/(loss) on private investment companies	412,944	—	—	—	—	—
Net change in open trade equity/(deficit)	(340,656)	(1,623,264)	(375,319)	187,115	(1,200,359)	—
Net unrealized gain/(loss) on swap contracts	(218,070)	910,566	8,120,996	—	—	—
Net realized gain/(loss) on U.S. Treasury securities	2,885,429	411,406	(152,688)	70,928	22,783	(25,780)
Net unrealized gain/(loss) on U.S. Treasury securities	(1,874,454)	(1,350,252)	4,748,522	(199,159)	35,623	679,186
Trading commissions	(169,263)	(461,386)	(1,140,403)	(135,497)	(131,806)	—
Change in fair value of investments in unconsolidated trading companies	3,934,786	6,607,271	6,355,205	368,596	161,067	3,146,402

Net gain/(loss) on investments	10,486,586	4,329,355	31,862,514	2,398,954	272,917	3,799,808

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	5,945,778	(1,232,876)	24,455,249	1,607,183	(696,024)	2,435,382

Less: Operations attributable to non-controlling interests	648,112	259,719	5,090,748	989,394	34,600	—

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$5,297,666	$(1,492,595)	$19,364,501	$617,789	$(730,624)	$2,435,382

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$6.77	$(3.51)	$25.25	$3.71	$(5.26)	$15.75
Class 1AP	$11.38	$0.39	$30.58	$6.88	$(2.54)	$21.29
Class 2	$15.30	$0.53	$38.67	$9.14	$(3.37)	$24.34
Class 2a	$14.17	$1.86	$34.22	N/A	N/A	N/A
Class 3a	$14.12	$1.85	$34.11	N/A	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of the Equinox Frontier Funds

Statements of Operations

For the Years Ended December 31, 2016, 2015 and 2014

	Equinox Frontier Winton Fund			Equinox Frontier Heritage Fund

	12/31/2016	12/31/2015	12/31/2014	12/31/2016	12/31/2015	12/31/2014

Investment income:
Interest - net	$7,717	$28	$55	$1,430	$1	$1

Total Income	7,717	28	55	1,430	1	1

Expenses:
Incentive Fees	99,067	715,409	1,800,488	9,072	132,676	370,450
Management Fees	1,069,141	1,199,380	1,172,990	242,764	280,570	327,702
Risk analysis Fees	70,193	—	—	—	—	—
Service Fees - Class 1	681,308	764,354	724,365	254,775	287,946	270,399
Trading Fees	320,680	288,023	263,069	104,146	96,359	88,113

Total Expenses	2,240,389	2,967,166	3,960,912	610,757	797,551	1,056,664

Investment (loss) - net	(2,232,672)	(2,967,138)	(3,960,857)	(609,327)	(797,550)	(1,056,663)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	592,863	3,365,969	—	—	—	—
Net change in open trade equity/(deficit)	466,267	(2,127,402)	—	—	—	—
Net unrealized gain/(loss) on swap contracts	—	—	—	431,146	419,803	2,105,281
Net realized gain/(loss) on U.S. Treasury securities	1,975,992	230,502	(59,132)	395,730	52,675	(19,370)
Net unrealized gain/(loss) on U.S. Treasury securities	(1,697,773)	(600,814)	2,248,070	(386,234)	(137,580)	615,266
Trading commissions	(85,587)	(45,180)	—	(7,026)	—	—
Change in fair value of investments in unconsolidated trading companies	(180,413)	557,550	10,414,573	91,166	220,267	2,137,441

Net gain/(loss) on investments	1,071,349	1,380,625	12,603,511	524,782	555,165	4,838,618

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(1,161,323)	(1,586,513)	8,642,654	(84,545)	(242,385)	3,781,955

Less: Operations attributable to non-controlling interests	464,175	574,125	—	217,092	208,163	969,107

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(1,625,498)	$(2,160,638)	$8,642,654	$(301,637)	$(450,548)	$2,812,848

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(9.66)	$(11.78)	$36.36	$(4.69)	$(6.01)	$28.23
Class 1AP	$(5.14)	$(6.87)	$39.25	$(1.07)	$(2.26)	$33.13
Class 2	$(6.53)	$(8.72)	$52.06	$(1.44)	$(3.02)	$42.35

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2016, 2015 and 2014

	Equinox Frontier Diversified Fund								Equinox Frontier Masters Fund
	Class 1	Class 1	Class 2	Class 2	Class 3	Class 3			Class 1	Class 2	Class 2	Class 3	Class 3
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total
Owners’ Capital, December 31, 2013	$23,953	$28,720,094	$1,904,782	$32,810,209	$—	$—	$—	$63,459,038	$23,115,495	$559,668	$9,846,494	$223,853	$25,274	$—	$33,770,784

Sale of Units	—	954,684	—	695,759	23,159	5,610,324	—	7,283,926	574,921	—	35,000	—	5,049,885	—	5,659,806
Redemption of Units	(23,159)	(14,916,417)	—	(8,646,009)	—	(1,437,479)	—	(25,023,064)	(14,142,871)	—	(3,624,212)	—	(1,407,811)	—	(19,174,894)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	5,601,517	5,601,517	—	—	—	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	—	—	—	6,816,250	6,816,250	—	—	—	—	—	—	—
Net increase/(decrease) in Owners’ Capital resulting from operations	(794)	4,436,675	612,097	7,847,454	8,473	1,383,804	—	14,287,709	2,303,366	163,539	1,888,254	(191,112)	1,288,111	—	5,452,158

Owners’ Capital, December 31, 2014	—	19,195,036	2,516,879	32,707,413	31,632	5,556,649	12,417,767	72,425,376	11,850,911	723,207	8,145,536	32,741	4,955,459	—	25,707,854

Sale of Units	—	1,849,550	—	4,193,326	—	6,490,334	—	12,533,210	2,092,649	—	174,300	—	3,820,000	—	6,086,949
Redemption of Units	—	(10,085,317)	—	(6,595,532)	—	(2,875,045)	—	(19,555,894)	(5,299,823)	—	(1,041,711)	—	(2,162,727)	—	(8,504,261)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	(16,894,354)	(16,894,354)	—	—	—	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	—	—	—	4,476,587	4,476,587	—	—	—	—	—	—	—
Payment made by the Managing Owner	—	47,134	—	82,416	—	14,799	—	144,349	—	—	—	—	—	—	—
Net increase/(decrease) in Owners’ Capital resulting from operations	—	807,831	99,379	1,629,219	1,332	47,931	—	2,585,692	(319,937)	(10,816)	(97,158)	(409)	(33,923)	—	(462,243)

Owners’ Capital, December 31, 2015	—	11,814,234	2,616,258	32,016,842	32,964	9,234,668	—	55,714,966	$8,323,800	$712,391	$7,180,967	$32,332	$6,578,809	$—	$22,828,299

Sale of Units	—	560,094	—	8,879,067	—	797,382	—	10,236,543	125,188	—	157,500	—	—	—	282,688
Redemption of Units	—	(1,914,393)	(2,223,584)	(3,814,721)	—	(2,690,710)	—	(10,643,408)	(1,368,307)	(387,936)	(2,204,970)	—	(2,472,603)	—	(6,433,816)
Transfer of Units In(Out)	—	(5,531,885)	—	—	—	5,531,885	—	—	(1,835,158)	—	—	—	1,835,158	—	—
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	—	261,370	67,522	690,197	935	143,266	—	1,163,290	116,103	12,236	187,374	638	175,785	—	492,136

Owners’ Capital, December 31, 2016	$—	$5,189,420	$460,196	$37,771,385	$33,899	$13,016,491	$—	$56,471,391	$5,361,626	$336,691	$5,320,871	$32,970	$6,117,149	$—	$17,169,307

Owners’ Capital - Units, December 31, 2013	—	329,730	20,188	347,739	—	—			251,718	5,627	98,997	275	2,436

Sale of Units	—	10,369	—	6,902	275	62,999			5,990	—	364	—	53,790
Redemption of Units	—	(170,374)	—	(92,295)	—	(14,691)			(156,076)	—	(35,985)	—	(14,604)

Owners’ Capital - Units, December 31, 2014	—	169,725	20,188	262,346	275	48,308			101,632	5,627	63,376	275	41,622

Sale of Units	—	15,495	—	31,914	—	51,978			17,886	—	1,377	—	32,012
Redemption of Units	—	(82,951)	—	(47,208)	—	(23,245)			(45,771)	—	(8,033)	—	(17,679)

Owners’ Capital - Units, December 31, 2015	—	102,269	20,188	247,052	275	77,041			73,747	5,627	56,720	275	55,955

Sale of Units (including transfers)	—	4,688	—	55,161	—	50,540			1,044	—	1,216	—	14,898
Redemption of Units (including transfers)	—	(62,388)	(16,726)	(18,089)	—	(21,987)			(27,261)	(3,012)	(16,618)	—	(19,831)

Owners’ Capital - Units, December 31, 2016	—	44,569	3,462	284,124	275	105,594			47,530	2,615	41,318	275	51,022

				(1)		(1)					(1)		(1)
Net asset value per unit at December 31, 2013		$87.10		$94.35		$84.21			91.83		99.46		91.91

Change in net asset value per unit for the year ended December 31, 2014		25.99		30.32		30.82			24.78		29.07		27.15

Net asset value per unit at December 31, 2014		113.09		124.67		115.03			116.61		128.53		119.06

Change in net asset value per unit for the year ended December 31, 2015		2.43		4.93		4.84			(3.74)		(1.93)		(1.49)

Net asset value per unit at December 31, 2015		115.52		129.60		119.87			$112.87		$126.60		$117.57

Change in net asset value per unit for the Twelve months ended December 31, 2016		0.91		3.34		3.40			(0.07)		2.18		2.32

Net asset value per unit at December 31, 2016		$116.43		$132.94		$123.27			$112.80		$128.78		$119.89

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds
Statements of Changes in Owners’ Capital
For the Years Ended December 31, 2016, 2015 and 2014

	Equinox Frontier Long/Short Commodity Fund

	Class 2		Class 3	Class 1a	Class 2a		Class 3a

	Managing								Non-Controlling
	Owner	Limited Owners	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Interests	Total

Owners’ Capital, December 31, 2013	$386,171	$2,985,627	$9,619,596	$8,752,826	$222,971	$2,880,434	$10,991	$246,480	$3,229,042	$28,334,138

Sale of Units	—	—	—	107,716	—	—	—	514,745	—	622,461
Redemption of Units	—	(2,130,879)	(2,978,679)	(3,407,382)	—	(1,485,154)	—	(186,230)	—	(10,188,324)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	—	(2,462,220)	(2,462,220)
Contributions	—	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	(766,822)	(766,822)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	40,206	(34,644)	592,182	323,746	24,463	59,837	1,237	70,659	—	1,077,686

Owners’ Capital, December 31, 2014	426,377	820,104	7,233,099	5,776,906	247,434	1,455,117	12,228	645,654	—	16,616,919

Sale of Units	—	—	—	67,800	—	29,300	—	415,099	—	512,199
Redemption of Units	—	(226,318)	(1,101,195)	(1,587,283)	—	(402,748)	—	(167,791)	—	(3,485,335)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	—	—	—
Contributions	—	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	—	—
Payment made by the Managing Owner		69,364	397,940	312,393		90,860		36,605		907,162
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	—	—
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(19,122)	(76,805)	(623,175)	(516,062)	(11,463)	(120,835)	(538)	(90,094)	—	(1,458,094)

Owners’ Capital, December 31, 2015	407,255	586,345	5,906,669	4,053,754	235,971	1,051,694	11,690	839,473	—	13,092,851

Sale of Units	—	—	—	—	—	—	—	314,062	—	314,062
Redemption of Units	(100,160)	(67,136)	(1,457,594)	(1,858,010)	—	(314,992)	—	(210,324)	—	(4,008,216)
Transfer of Units In(Out)	—	—	—	(220,002)	—	—	—	220,002	—	—
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	—	(131,876)	(131,876)
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	131,876	131,876
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(7,206)	(10,735)	(43,212)	(62,147)	(1,229)	(8,249)	25	(417)	—	(133,170)

Owners’ Capital, December 31, 2016	$299,889	$508,474	$4,405,863	$1,913,595	$234,742	$728,453	$11,715	$1,162,796	$—	$9,265,527

Owners’ Capital - Units, December 31, 2013	3,083	23,835	76,774	94,391	2,222	28,708	109	2,454

Sale of Units	—	—	—	1,292	—	—	—	5,229
Redemption of Units	—	(17,905)	(24,489)	(38,553)	—	(15,639)	—	(1,906)

Owners’ Capital - Units, December 31, 2014	3,083	5,930	52,285	57,130	2,222	13,069	109	5,777

Sale of Units	—	—	—	648	—	276	—	3,511
Redemption of Units	—	(1,491)	(7,583)	(15,000)	—	(3,440)	—	(1,432)

Owners’ Capital - Units, December 31, 2015	3,083	4,439	44,702	42,778	2,222	9,905	109	7,856

Sale of Units (including transfers)	—	—	—	—	—	—	—	4,929
Redemption of Units (including transfers)	(767)	(515)	(11,017)	(22,150)	—	(3,012)	—	(1,969)

Owners’ Capital - Units, December 31, 2016	2,316	3,924	33,685	20,628	2,222	6,893	109	10,816

		(1)				(1)		(1)
Net asset value per unit at December 31, 2013		$125.26	$125.30	$92.73		$100.34		$100.47

Change in net asset value per unit for the year ended December 31, 2014		13.04	13.04	8.39		11.01		11.30

Net asset value per unit at December 31, 2014		138.30	138.34	101.12		111.35		111.77

Change in net asset value per unit for the year ended December 31, 2015		(6.20)	(6.20)	(6.36)		(5.16)		(4.91)

Net asset value per unit at December 31, 2015		132.10	132.14	94.76		106.19		106.86

Change in net asset value per unit for the Twelve months ended December 31, 2016		(2.54)	(1.34)	(1.98)		(0.52)		0.64

Net asset value per unit at December 31, 2016		$129.56	$130.80	$92.78		$105.67		$107.50

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds
Statements of Changes in Owners’ Capital
For the Years Ended December 31, 2016, 2015 and 2014

	Equinox Frontier Balanced Fund
	Class 1	Class 1AP	Class 2		Class 2a		Class 3a

			Managing		Managing	Limited		Non-Controlling
	Limited Owners	Limited Owners	Owner	Limited Owners	Owner	Owners	Limited Owners	Interests	Total

Owners’ Capital, December 31, 2013	$80,801,534	$—	$1,374,533	$25,236,584	$147,003	$344,576	$2,322,629	$11,599,368	$121,826,227

Sale of Units	154,471	1,011,652	—	14,424	—	—	—	—	1,180,547
Redemption of Units	(22,310,597)	(453,561)	(250,000)	(7,840,417)	—	(30,794)	(360,701)	—	(31,246,070)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	(7,745,842)	(7,745,842)
Contributions	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	5,090,748	5,090,748
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	13,452,867	190,184	300,822	4,714,751	42,341	97,161	566,375	—	19,364,501

Owners’ Capital, December 31, 2014	72,098,275	748,275	1,425,355	22,125,342	189,344	410,943	2,528,303	8,944,274	108,470,111

Sale of Units	215,189	1,457	—	19,235	—	—	—	—	235,881
Redemption of Units	(8,249,954)	(39,001)	—	(982,356)	—	(60,850)	(127,078)	—	(9,459,239)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	(8,052,252)	(8,052,252)
Contributions	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	—
Payments made by the Managing Owner	115,486	1,222	—	38,375	—	885	4,131	—	160,099
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	259,719	259,719
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(1,615,659)	2,794	4,189	78,268	2,301	5,447	30,065	—	(1,492,595)

Owners’ Capital, December 31, 2015	62,563,337	714,747	1,429,544	21,278,864	191,645	356,425	2,435,421	1,151,741	90,121,724

Sale of Units	214,073	—	4,923	14,548	—	—	—	—	233,544
Redemption of Units	(8,950,159)	(95,000)	(1,020,943)	(1,160,034)	—	(78,366)	(897,320)	—	(12,201,822)
Transfer of Units In(Out)	—	—	—	—	—	—	—	—	—
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	(1,799,853)	(1,799,853)
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	648,112	648,112
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	3,128,120	57,434	116,863	1,737,792	17,467	29,085	210,905	—	5,297,666

Owners’ Capital, December 31, 2016	$56,955,371	$677,181	$530,387	$21,871,170	$209,112	$307,144	$1,749,006	$—	$82,299,371

Owners’ Capital - Units, December 31, 2013	760,206	—	9,784	179,627	1,237	2,901	19,615

Sale of Units	1,437	9,858	—	102	—	—	—
Redemption of Units	(213,526)	(4,240)	(1,828)	(56,238)	—	(215)	(3,038)

Owners’ Capital - Units, December 31, 2014	548,117	5,618	7,956	123,491	1,237	2,686	16,577

Sale of Units	1,584	10	—	101	—	—	—
Redemption of Units	(61,021)	(277)	—	(5,173)	—	(384)	(801)

Owners’ Capital - Units, December 31, 2015	488,680	5,351	7,956	118,419	1,237	2,302	15,776

Sale of Units (including transfers)	1,630	—	—	105	—	—	—
Redemption of Units (including transfers)	(67,780)	(680)	(5,236)	(6,358)	—	(485)	(5,396)

Owners’ Capital - Units, December 31, 2016	422,530	4,671	2,720	112,166	1,237	1,817	10,380

				(1)		(1)
Net asset value per unit at December 31, 2013	$106.29	$102.62		$140.49		$118.80	$118.41

Change in net asset value per unit for the year ended December 31, 2014	25.25	30.58		38.67		34.22	34.11

Net asset value per unit at December 31, 2014	131.54	133.20		179.16		153.02	152.52

Change in net asset value per unit for the year ended December 31, 2015	(3.51)	0.39		0.53		1.86	1.85

Net asset value per unit at December 31, 2015	128.03	133.59		179.69		154.88	154.37

Change in net asset value per unit for the Twelve months ended December 31, 2016	6.77	11.38		15.30		14.17	14.12

Net asset value per unit at December 31, 2016	$134.80	$144.97		$194.99		$169.05	$168.49

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds
Statements of Changes in Owners’ Capital
For the Years Ended December 31, 2016, 2015 and 2014

	Equinox Frontier Select Fund						Equinox Frontier Winton Fund						Equinox Frontier Heritage Fund
	Class 1	Class 1AP	Class 2				Class 1	Class 1AP	Class 2				Class 1	Class 1AP	Class 2
											Non-
	Limited	Limited	Managing	Limited	Non-Controlling		Limited	Limited	Managing	Limited	Controlling		Limited	Limited	Managing	Limited	Non-Controlling
	Owners	Owners	Owner	Owners	Interests	Total	Owners	Owners	Owner	Owners	Interests	Total	Owners	Owners	Owner	Owners	Interests	Total
Owners’ Capital, December 31, 2013	$15,852,947	$—	$7,336	$1,751,565	$—	$17,611,848	$26,164,147	$—	$36,002	$10,424,688	$—	$36,624,837	$11,328,406	$—	$57,484	$2,792,578	$2,415,637	$16,594,105

Sale of Units	10,580	194,475	—	—	—	205,055	169,066	288,379	—	—	—	457,445	26,517	244,674	—	—	—	271,191
Redemption of Units	(4,337,542)	(156,681)	—	(488,584)	—	(4,982,807)	(5,054,720)	(266,356)	—	(352,627)	—	(5,673,703)	(3,615,044)	(202,374)	—	(417,710)	—	(4,235,128)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	154,754	154,754
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	969,107	969,107
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	2,137,578	9,991	1,716	286,097	—	2,435,382	5,592,385	16,019	10,762	3,023,488	—	8,642,654	2,021,940	16,078	18,137	756,693	—	2,812,848

Owners’ Capital, December 31, 2014	13,663,563	47,785	9,052	1,549,078	—	15,269,478	26,870,878	38,042	46,764	13,095,549	—	40,051,233	9,761,819	58,378	75,621	3,131,561	3,539,498	16,566,877

Sale of Units	18,418	930	—	—	—	19,348	175,616	—	—	—	—	175,616	41,712	1,288	—	—	—	43,000
Redemption of Units	(1,275,096)	—	—	(187,051)	—	(1,462,147)	(2,337,287)	—	—	(787,381)	—	(3,124,668)	(766,234)	—	—	(312,995)	—	(1,079,229)
Change in control of ownership - Trading Companies	—	—	—	—	6,781,935	6,781,935	—	—	—	—	5,793,526	5,793,526	—	—	—	—	186,259	186,259
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	—	34,600	34,600	—	—	—	—	574,125	574,125	—	—	—	—	208,163	208,163
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(696,368)	(1,350)	(238)	(32,668)	—	(730,624)	(1,686,407)	(1,466)	(1,802)	(470,963)	—	(2,160,638)	(408,571)	(1,143)	(1,292)	(39,542)	—	(450,548)

Owners’ Capital, December 31, 2015	11,710,517	47,365	8,814	1,329,359	6,816,535	19,912,590	23,022,800	36,576	44,962	11,837,205	6,367,651	41,309,194	$8,628,726	$58,523	$74,329	$2,779,024	$3,933,920	$15,474,522

Sale of Units	16,022	—	—	—	—	16,022	159,082	—	—	—	—	159,082	35,716	—	—	—	—	35,716
Redemption of Units	(1,700,518)	(21,949)	—	(25,360)	—	(1,747,827)	(1,620,516)	—	—	(88,086)	—	(1,708,602)	(871,326)	(56,051)	—	(90,031)	—	(1,017,408)
Change in control of ownership - Trading Companies	—	—	—	—	(3,698,113)	(3,698,113)	—	—	—	—	2,276,508	2,276,508	—	—	—	—	(1,003,733)	(1,003,733)
Operations attributable to non-controlling interests	—	—	—	—	989,394	989,394	—	—	—	—	464,175	464,175	—	—	—	—	217,092	217,092
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	514,681	4,481	583	98,044	—	617,789	(1,276,431)	(1,098)	(1,409)	(346,559)	—	(1,625,497)	(286,044)	3,354	(669)	(18,278)	—	(301,637)

Owners’ Capital, December 31, 2016	$10,540,702	$29,897	$9,397	$1,402,043	$4,107,816	$16,089,855	$20,284,935	$35,478	43,553	$11,402,560	$9,108,334	$40,874,860	$7,507,072	$5,826	$73,660	$2,670,715	$3,147,279	$13,404,552

Owners’ Capital - Units, December 31, 2013	198,518	—	70	16,820			187,438	—	207	59,854			111,005	—	428	20,807

Sale of Units	133	2,575	—	—			1,155	2,076	—	—			253	2,477	—	—
Redemption of Units	(55,738)	(2,081)	—	(4,762)			(35,876)	(1,862)	—	(1,968)			(36,331)	(2,034)	—	(3,071)

Owners’ Capital - Units, December 31, 2014	142,913	494	70	12,058			152,717	214	207	57,886			74,927	443	428	17,736

Sale of Units	193	9	—	—			1,010	—	—	—			315	9	—	—
Redemption of Units	(13,494)	—	—	(1,432)			(13,488)	—	—	(3,464)			(5,806)	—	—	(1,723)

Owners’ Capital - Units, December 31, 2015	129,612	503	70	10,626			140,239	214	207	54,422			69,436	452	428	16,013

Sale of Units (including transfers)	168	—	—	—			963	—	—	—			281	—	—	—
Redemption of Units (including transfers)	(17,721)	(207)	—	(182)			(9,919)	—	—	(378)			(6,938)	(407)	—	(495)

Owners’ Capital - Units, December 31, 2016	112,059	296	70	10,444			131,283	214	207	54,044			62,779	45	428	15,518

				(1)						(1)						(1)
Net asset value per unit at December 31, 2013	$79.86	$75.53		$104.14			$139.59	$138.93		$174.17			102.05	$98.80		134.21

Change in net asset value per unit for the year ended December 31, 2014	15.75	21.29		24.34			36.36	39.25		52.06			28.23	33.13		42.35

Net asset value per unit at December 31, 2014	95.61	96.82		128.48			175.95	178.18		226.23			130.28	131.93		176.56

Change in net asset value per unit for the year ended December 31, 2015	(5.26)	(2.54)		(3.37)			(11.78)	(6.87)		(8.72)			(6.01)	(2.26)		(3.02)

Net asset value per unit at December 31, 2015	90.35	94.28		125.11			164.17	171.31		217.51			$124.27	$129.67		$173.54

Change in net asset value per unit for the Twelve months ended December 31, 2016	3.71	6.88		9.14			(9.66)	(5.14)		(6.53)			(4.69)	(1.07)		1.44

Net asset value per unit at December 31, 2016	$94.06	$101.16		$134.25			$154.51	$166.17		$210.98			$119.58	$128.60		$172.10

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Cash Flows

For the Years Ended December 31, 2016, 2015 and 2014

	Equinox Frontier Diversified Fund			Equinox Frontier Masters Fund			Equinox Frontier Long/Short Commodity Fund
	12/31/2016	12/31/2015	12/31/2014	12/31/2016	12/31/2015	12/31/2014	12/31/2016	12/31/2015	12/31/2014

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$1,163,290	$7,062,279	$21,103,995	$492,136	$(462,243)	$5,452,158	$(1,294)	$(1,458,094)	$310,864
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity/(deficit), at fair value	—	3,215,206	(3,215,206)	—	—	—	(693,263)	—	(191,069)
Net change in options purchased, at fair value	—	288,413	(288,413)	—	—	—	—	—	98,740
Net change in options written, at fair value	—	(253,018)	253,018	—	—	—	—	—	(172,650)
Net change in ownership allocation of U.S. Treasury securities	1,325,836	(886,791)	(2,537,145)	1,494,674	2,661,543	1,670,108	717,209	2,673,304	4,101,132
Net unrealized (gain)/loss on swap contracts	48,002	(2,115,441)	(3,132,777)	—	—	—	111,960	300,633	(1,176,515)
Net unrealized (gain)/loss on U.S. Treasury securities	990,689	516,327	(2,895,653)	227,159	198,693	(1,525,265)	(193,551)	204,014	(1,119,787)
Net realized (gain)/loss on U.S. Treasury securities	(1,794,297)	(270,582)	84,779	(483,811)	(111,668)	51,271	(103,299)	(46,795)	36,613
Net unrealized gain/(loss) on private investment companies	(80,689)	—	—	(78,993)	—	—	216,197	—	—
Net realized gain/(loss) on private investment companies	(277,315)	—	—	(73,108)	—	—	(13,263)	—	—
(Purchases) sales of:
Purchases of swap contracts	—	—	—	—	—	—	—	(1,000,000)	—
Sales of U.S. Treasury securities	27,076,226	8,875,032	15,921,359	8,781,991	3,807,003	8,685,478	5,321,261	1,963,944	6,563,688
Purchase of U.S. Treasury securities	(6,518,818)	(4,787,243)	(3,569,582)	(2,380,650)	(2,291,604)	(1,657,268)	(948,803)	(1,395,765)	(900,875)
Purchase of Private Investment Companies	(40,310,981)	—	—	(5,984,940)	—	—	(7,427,743)	—	—
Sale of Private Investment Companies	1,823,011	—	—	483,333	—	—	509,667	—	—
Increase and/or decrease in:
Receivable from futures commission merchants	—	22,731,129	(22,731,129)	—	—	—	—	—	7,836,808
Change in control of ownership - trading companies	—	(16,894,354)	5,601,517	—	—	—	—	—	(2,462,220)
Change in control of ownership - private investment companies	—	—	—	—	—	—	—	—	—
Investments in unconsolidated trading companies, at fair value	11,850,295	(9,499,828)	14,242,893	2,731,824	(1,507,952)	1,264,732	3,976,050	400,191	(3,159,085)
Prepaid service fees - Class 1	16,160	(6,626)	(4,588)	7,355	(1,352)	5,162	736	(231)	3,202
Interest receivable	357,350	(1,892)	44,025	126,957	41,777	71,847	83,190	42,710	105,214
Receivable from related parties	(189,387)	—	1,035	(151,487)	—	(990)	(86,061)	—	346
Other assets	—	249,997	(249,997)	—	1,380	—	—	1,006	—
Payable to related parties	—	(2,182,911)	—	—	—	—	—	—	—
Incentive fees payable to Managing Owner	(204,914)	(4,546)	1,812,275	(42,251)	(679,792)	722,043	(28,408)	(130,252)	158,660
Management fees payable to Managing Owner	(58,444)	(4,507)	(15,018)	(4,500)	(9,823)	(42,530)	(48,210)	2,849	(59,522)
Interest payable to Managing Owner	(11,661)	(11,919)	(52)	(4,957)	(1,941)	(2,689)	(1,368)	(2,345)	(4,252)
Trading fees payable to Managing Owner	26,118	(17,885)	(3,182)	9,389	(7,411)	(16,775)	6,349	(7,307)	(10,352)
Service fees payable to Managing Owner	(1,827)	(245)	(11,358)	(3,061)	(5,162)	(18,598)	(3,299)	(3,721)	(4,403)
Payables to related parties	(2,126)	1	2,332	—	—	—	1,615,683	—	—
Interest payable	—	—	—	—	—	—	—	5	—
Other liabilities	19,673	—	—	7,590	—	(1)	41	—	—

Net cash provided by (used in) operating activities	(4,753,809)	6,000,596	20,413,128	5,154,650	1,631,448	14,658,683	3,009,781	1,544,146	9,954,537

Cash Flows from Financing Activities:
Proceeds from sale of units	10,236,543	12,533,210	7,283,926	282,688	6,086,949	5,659,806	314,062	512,199	622,461
Payment for redemption of units	(10,643,408)	(19,555,894)	(25,023,060)	(6,433,816)	(8,504,261)	(19,174,893)	(4,008,216)	(3,485,335)	(10,188,324)
Payment made by the Managing Owner	—	144,349	—	—	—	—	—	907,162	—
Pending owner additions	(1,524)	(3)	(765)	(1,290)	(766)	704	—	—	(2)
Advance on unrealized Swap Appreciation	2,500,000	—	—	—	—	—	115,000	—	—
Owner redemptions payable	52,452	(48,923)	(290,488)	122,283	9,558	(71,188)	(796)	(18,782)	(88,311)

Net cash used in financing activities	2,144,063	(6,927,261)	(18,030,387)	(6,030,135)	(2,408,520)	(13,585,571)	(3,579,950)	(2,084,756)	(9,654,176)

Net increase (decrease) in cash and cash equivalents	(2,609,746)	(926,665)	2,382,741	(875,485)	(777,072)	1,073,112	(570,169)	(540,610)	300,361

Cash and cash equivalents, beginning of period	3,283,973	4,210,638	1,827,897	1,421,994	2,199,066	1,125,954	570,169	1,110,779	810,418
Cash and cash equivalents, end of period	$674,227	$3,283,973	$4,210,638	$546,509	$1,421,994	$2,199,066	$—	$570,169	$1,110,779

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Cash Flows

For the Years Ended December 31, 2016, 2015 and 2014

	Equinox Frontier Balanced Fund			Equinox Frontier Select Fund
	12/31/2016	12/31/2015	12/31/2014	12/31/2016	12/31/2015	12/31/2014

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$5,945,778	$(1,232,876)	$24,455,249	$1,607,183	$(696,024)	$2,435,382
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	340,656	3,286,019	637,703	(187,115)	(462,339)	—
Net change in options purchased, at fair value	—	—	165,915	—	—	—
Net change in options written, at fair value	—	—	(183,856)	—	—	—
Net change in ownership allocation of U.S. Treasury securities	14,565,822	(8,151,611)	7,558,953	(401,816)	4,797,257	862,967
Net unrealized (gain)/loss on swap contracts	218,070	(910,566)	(8,124,951)	—	—	—
Net unrealized (gain)/loss on U.S. Treasury securities	1,874,454	1,350,252	(4,748,522)	199,159	(35,623)	(679,186)
Net realized (gain)/loss on U.S. Treasury securities	(2,885,429)	(411,406)	152,688	(70,928)	(22,783)	25,780
Net unrealized gain/(loss) on private investment companies	(2,077,438)	—	—	—	—	—
Net realized gain/(loss) on private investment companies	(412,944)	—	—	—	—	—
(Purchases) sales of:
Sales of U.S. Treasury securities	27,164,277	14,050,672	28,506,883	(465,831)	797,588	4,254,841
Purchases of U.S. Treasury securities	(9,340,565)	(6,360,723)	(4,547,467)	(320,766)	(911,929)	(637,256)
Purchase of Private Investment Companies	(45,466,085)	—	—	—	—	—
Sale of Private Investment Companies	2,651,184	—	—	—	—	—
Increase and/or decrease in:
Receivable from futures commission merchants	870,805	15,172,045	776,104	5,072,933	(13,281,151)	—
Change in control of ownership - trading companies	—	(8,052,252)	(7,745,842)	(3,711,863)	6,781,935	—
Change in control of ownership - private investment companies	(1,799,853)	—	—	—	—	—
Investments in unconsolidated trading companies, at fair value	11,091,850	719,959	(4,630,612)	200,521	3,954,301	(1,237,597)
Prepaid service fees - Class 1	—	—	234	—	67,394	—
Interest receivable	532,079	(74,665)	299,585	(22,210)	—	41,596
Receivable from related parties	(346,874)	—	—	(103,408)	—	—
Other assets	12	250,001	(249,962)	3	(3)	—
Incentive fees payable to Managing Owner	(106,563)	(1,686,755)	1,101,401	—	(185,791)	185,791
Management fees payable to Managing Owner	(55,357)	(20,634)	(11,877)	11,972	(4,951)	(21,963)
Interest payable to Managing Owner	(56,036)	(7,334)	(61,306)	(31)	(9,714)	(9,135)
Trading fees payable to Managing Owner	145,874	(8,587)	(7,088)	9,614	(1,604)	(1,426)
Service fees payable to Managing Owner	(15,620)	(21,575)	(23,135)	(3,126)	(3,428)	(6,525)
Risk analysis fees payable	1,155	—	—	2,303	—	—
Payables to related parties	(24,069)	9,135	2,801	(1,495)	511	511
Other liabilities	89,594	—	—	11,782	156	—
						—
Net cash provided by operating activities	2,904,777	7,899,099	33,322,898	1,826,881	783,802	5,213,780

Cash Flows from Financing Activities:
Proceeds from sale of units	233,544	235,881	1,180,547	16,022	19,348	205,055
Payment for redemption of units	(12,201,822)	(9,459,239)	(31,246,070)	(1,747,827)	(1,462,147)	(4,982,811)
Payment made by the Managing Owner	—	160,099		—	—
Pending owner additions	(15,538)	(2,464)	3,325	(1,335)	(150)	491
Advance on unrealized Swap Appreciation	4,926,555	—	—	—	—	—
Owner redemptions payable	340,880	417,297	(908,760)	117,909	1,238	(53,166)

Net cash used in financing activities	(6,716,381)	(8,648,426)	(30,970,958)	(1,615,231)	(1,441,711)	(4,830,431)

Net increase (decrease) in cash and cash equivalents	(3,811,604)	(749,327)	2,351,940	211,650	(657,909)	383,349

Cash and cash equivalents, beginning of period	4,895,183	5,644,510	3,292,570	220,371	878,280	494,931
Cash and cash equivalents, end of period	$1,083,579	$4,895,183	$5,644,510	$432,021	$220,371	$878,280

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Cash Flows

For the Years Ended December 31, 2016, 2015 and 2014

	Equinox Frontier Winton Fund			Equinox Frontier Heritage Fund
	12/31/2016	12/31/2015	12/31/2014	12/31/2016	12/31/2015	12/31/2014

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(1,161,323)	$(1,586,513)	$8,642,654	$(84,545)	$(242,385)	$3,781,955
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	(466,267)	(599,579)	—	—	—	—
Net change in ownership allocation of U.S. Treasury securities	1,773,178	1,003,454	(9,377,294)	6,880	389,760	(329,908)
Net unrealized (gain)/loss on swap contracts	—	—	—	(431,146)	(419,803)	(2,105,281)
Net unrealized (gain) loss on U.S. Treasury securities, at fair value	1,697,773	600,814	(2,248,070)	386,234	137,580	(615,266)
Net realized (gain) loss on U.S. Treasury securities, at fair value	(1,975,992)	(230,502)	59,132	(395,730)	(52,675)	19,370
(Purchases) sale of:
Sales of U.S. Treasury Securities	12,826,803	8,047,027	12,579,837	2,939,044	1,818,125	3,621,880
Purchases of U.S. Treasury Securities	(5,237,808)	(4,444,636)	(3,006,874)	(1,129,741)	(1,004,975)	(665,088)
Increase and/or decrease in:
Receivable from futures commission merchants	(5,252,127)	(12,744,570)	—	—	—	—
Change in control of ownership of trading companies	2,119,833	5,793,526	—	(1,004,235)	186,259	154,754
Investments in unconsolidated trading companies, at fair value	(3,774,896)	7,182,104	299,665	(1,362,538)	137,800	345,880
Interest receivable	137,578	27,334	(76,776)	26,517	8,845	16,459
Receivable from related parties	(551,508)	—	—	(107,442)	—	—
Other assets	2	(2)	—	2	(2)	—
Incentive fees payable to Managing Owner	—	(1,178,364)	1,078,104	—	(239,327)	223,916
Management fees payable to Managing Owner	163,653	(21,652)	(13,274)	35,011	(6,454)	(671)
Interest payable to Managing Owner	(18,894)	(14,098)	3,857	(3,646)	(3,477)	(5,224)
Trading fees payable to Managing Owner	32,737	(4,285)	2,846	10,496	(1,219)	(536)
Service fees payable to Managing Owner	(5,052)	(8,331)	(301)	(2,350)	(2,157)	(4,521)
Risk analysis fees payable	12,215	—	—	—	—
Payables to related parties	(31,638)	15,177	11,402	(4,416)	1,238	1,903
Other liabilities	2,878	—	—	18,083	—	—

Net cash provided by operating activities	291,145	1,836,904	7,954,908	(1,103,522)	707,133	4,439,622

Cash Flows from Financing Activities:
Proceeds from sale of units	159,082	175,616	457,445	35,716	43,000	271,191
Payment for redemption of units	(1,708,602)	(3,124,668)	(5,673,701)	(1,017,408)	(1,079,229)	(4,235,128)
Pending owner additions	(13,524)	(1,979)	3,589	(3,251)	(130)	504
Advance on unrealized Swap Appreciation	—	—	—	1,900,000	—	—
Owner redemptions payable	(28,509)	29,769	(54,998)	(84,355)	62,947	21,408

Net cash used in financing activities	(1,591,553)	(2,921,262)	(5,267,665)	830,702	(973,412)	(3,942,025)

Net increase (decrease) in cash and cash equivalents	(1,300,408)	(1,084,358)	2,687,243	(272,820)	(266,279)	497,597
Cash and cash equivalents, beginning of period	2,928,616	4,012,974	1,325,731	655,319	921,598	424,001
Cash and cash equivalents, end of period	$1,628,208	$2,928,616	$4,012,974	$382,499	$655,319	$921,598

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Notes to Financial Statements

1.	Organization and Purpose

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

Purchasers of Units are limited owners of the Trust (“Limited Owners”) with respect to beneficial interests of the Series’ Units purchased. The Trust Act provides that, except as otherwise provided in the second amended and restated declaration of trust and trust agreement dated December 9, 2013, as further amended, by and among the Managing Owner, Wilmington Trust Company as trustee and the unitholders, as may be amended from time to time (“Trust Agreement”), unitholders of the Trust will have the same limitation of liability as do stockholders of private corporations organized under the General Corporation Law of the State of Delaware. The Trust Agreement confers substantially the same limited liability, and contains the same limited exceptions thereto, as would a limited partnership agreement for a Delaware limited partnership engaged in like transactions as the Trust. In addition, pursuant to the Trust Agreement, the Managing Owner of the Trust is liable for obligations of a Series in excess of that Series’ assets. Limited Owners do not have any such liability. The Managing Owner will make contributions to the Series of the Trust necessary to maintain at least a 1% interest in the aggregate capital, profits and losses of the combined Series of the Trust.

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

The Trust, with respect to each Series:

●	engages in the speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts), and may, from time to time, engage in cash and spot transactions;

●	allocates funds to a limited liability trading company or companies (“Trading Company” or “Trading Companies”) and Galaxy Plus entities (“Galaxy Plus”). Except as otherwise described in these notes, each Trading Company and Galaxy Plus entity has one-year renewable contracts with its own independent commodity trading advisor(s), or each, a Trading Advisor, that will manage all or a portion of such Trading Company’s and Galaxy Plus assets and make the trading decisions for the assets of each Series vested in such Trading Company and Galaxy Plus entity. Each Trading Company and Galaxy Plus entity will segregate its assets from any other Trading Company and Galaxy Plus entity;

●	maintains separate, distinct records for each Series, and accounts for the assets of each Series separately from the other Series;

●	calculates the Net Asset Value (“NAV”) of its Units for each Series separately from the other Series;

●	has an investment objective of increasing the value of each Series’ Units over the long term (capital appreciation), while managing risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments;

●	maintains each Series of Units in three to seven sub-classes—Class 1, Class 1AP, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of Equinox Frontier Diversified Fund, Equinox Frontier Masters Fund, and Equinox Frontier Long/Short Commodity Fund are charged a service fee of up to two percent (2.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of Selling Agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to two percent (2.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to two percent (2.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. Investors who have purchased Class 1 or Class 1a Units of Equinox Frontier Balanced Fund, Equinox Frontier Heritage Fund, Equinox Frontier Select Fund, and Equinox Frontier Winton Fund are charged a service fee of up to three percent (3.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 and Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to Selling Agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Equinox Frontier Diversified Fund, and Equinox Frontier Masters Fund or Class 2a Units of the Equinox Frontier Long/Short Commodity Fund sold until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series. Class 1AP was created as a sub-class of Class 1 and it has been presented separately because the fees applicable to it are different from those applicable to Class 1. Currently the service fee is not charged to Class 1AP investors. The Managing Owner may also pay Selling Agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such Selling Agents; and

●	all payments made to selling agents who are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and their associated persons that constitute underwriting compensation will be subject to the limitations set forth in Rule 2310(b)(4)(B)(ii) (formerly Rule 2810(b)(4)(B)(ii)) of the Conduct Rules of FINRA (“Rule 2310”). An investor’s Class 1 Units or Class 2 Units of any Series, or Class 1a Units or Class 2a Units of the Equinox Frontier Long/Short Commodity Fund or Equinox Frontier Balanced Fund will be classified as Class 3 or Class 3a Units of such Series, as applicable, when the Managing Owner determines that the fee limitation set forth in Rule 2310 with respect to such Units has been reached or will be reached. The service fee limit applicable to each unit sold is reached upon the earlier of when (i) the aggregate initial and ongoing service fees received by the selling agent with respect to such unit equals 9% of the purchase price of such unit or (ii) the aggregate underwriting compensation (determined in accordance with FINRA Rule 2310) paid in respect of such unit totals 10% of the purchase price of such unit. No service fees are paid with respect to Class 3 or Class 3a Units. Units of any Class in a Series may be redeemed, in whole or in part, on a daily basis, at the then current NAV per Unit for such Series on the day of the week after the date the Managing Owner is in receipt of a redemption request for at least one (1) Business Day to be received by the Managing Owner prior to 4:00 PM in New York.

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

As of December 31, 2016, the Trust, with respect to the Equinox Frontier Diversified Fund and Equinox Frontier Masters Fund, separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Equinox Frontier Select Fund Equinox Frontier Winton Fund and Equinox Frontier Heritage separates Units into a maximum of three separate Classes- Class 1, Class 2 and Class 1AP. The Trust, with respect to the Equinox Frontier Balanced Fund separates Units into a maximum of five separate Classes—Class 1, Class 1AP, Class 2, Class 2A and Class 3A. The Trust, with respect to the Equinox Frontier Long/Short Commodity Fund separates Units into a maximum of five separate Classes—Class 1A, Class 2A, Class 2, Class 3A and Class 3. Between April 15, 2016 and December 31, 2016, a portion of the interests in Frontier Trading Company I, LLC and all of the interests in Frontier Trading Company VII, LLC, and Frontier Trading Company XXIII LLC held by Equinox Frontier Diversified Fund, Equinox Frontier Masters Fund, Equinox Frontier Balanced Fund and Equinox Frontier Long/Short Commodity Fund were exchanged for equivalent interests in the Galaxy Plus Managed Account Platform (“Galaxy Plus”) which is an unaffiliated, third-party managed account platform. The assets of Frontier Trading Company I, LLC, which included exposure to Quantmetrics Capital Management LLP’s Multi-Strategy Program, Quantitative Investment Management, LLC’s Quantitative Global Program, Quest Partners LLC’s Quest Tracker Index Program, Chesapeake Capital Management, LLC’s Diversified Program, and Doherty Advisors LLC’s Relative Value Moderate Program, the assets of Frontier Trading Company VII, LLC, which included exposure to Emil van Essen LLC’s Multi-Strategy Program, Red Oak Commodity Advisors, Inc.’s Fundamental Diversified Program, Rosetta Capital Management, LLC’s Rosetta Trading Program, and Landmark Trading Company’s Landmark Program, and the assets of Frontier Trading Company XXIII, LLC which included exposure to Fort L.P.’s Global Contrarian Program have been transferred to individual Delaware limited liability companies (“Master Funds”) in Galaxy Plus. Each Master Fund is sponsored and operated by Gemini Alternative Funds, LLC (“Sponsor”). The Sponsor has contracted with the Trading Advisors to manage the portfolios of the Master Funds pursuant to the advisors’ respective program. For those Series that invest in Galaxy Plus, approximately 30-70% of those Series assets are used to support the margin requirements of the Master Funds. The remaining assets of the Series are split between investments in Trading Companies and a pooled cash management account that invests primarily in U.S. Treasury securities. For those Series that do not invest in Galaxy Plus, their assets are split between investments in Trading Companies and investments in the pooled cash management account.

As of December 31, 2016, Equinox Frontier Winton Fund has invested a portion of its assets in a single Trading Company, and a single Trading Advisor manages 100% of the assets invested in such Trading Company. Each of the remaining Series has invested a portion of its assets in several different Trading Companies or Galaxy Plus entities and one or more Trading Advisors may manage the assets invested in such Trading Companies or Galaxy Plus entities.

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

Consolidation—The Series, through investing in the Trading Companies and Galaxy Plus, authorize certain Trading Advisors to place trades and manage assets at pre-determined investment levels. The Trading Companies were organized by the Managing Owner for the purpose of investing in commodities interests and derivative instruments, and have no operating income or expenses, except for trading income and expenses and a risk analysis fee, all of which is allocated to the Series. Galaxy Plus is a series of Delaware limited liability companies, sponsored by Gemini Alternative Funds, LLC, that create exposure to a variety of third party professional managed futures and foreign exchange advisors. Galaxy Plus is available to qualified high-net-worth individuals and institutional investors. Trading Companies in which a Series has a controlling and majority interest as calculated on that Series’ pro-rata net asset value in the Trading Company are consolidated by such Series. This represents a change in accounting policy from prior year in which controlling and majority interest was calculated on each Series pro-rata notional ownership of the Trading Company. The two measurements approximate each other and, as such, do not have a material impact on the presentation on the statements of financial condition or results of operations. Investments in Trading Companies in which a Series does not have a controlling and majority interest and all interests in Galaxy Plus entities are accounted for using net asset value as the practical expedient, which approximates fair value. Fair value represents the proportionate share of the Series’ interest in the NAV in a Trading Company or Galaxy Plus entity. The equity interest held by Series of the Trust is shown as investments in unconsolidated Trading Companies or investments in Private Investment Companies in the statements of financial condition. The income or loss attributable thereto in proportion of investment level is shown in the statements of operations as change in fair value of investments in unconsolidated Trading Companies or net unrealized gain/(loss) on private investment companies.

Galaxy Plus entities are co-mingled investment vehicles. In addition to the Series, there are other non-affiliated investors in Galaxy Plus. Subscriptions and redemptions by these non-affiliated investors will have a direct impact on the Series ownership percentage in Galaxy Plus. It is expected that ownership percentage will fluctuate (sometimes significantly) on a week by week basis which could also result in frequent changes in the consolidating Series. Such fluctuations make consolidating the financial statements of the Galaxy Plus entities both impractical and misleading. Non-consolidation of these Galaxy Plus entities presents a more useful financial statement for the readers. As such, management has decided that presenting Galaxy Plus entities on a non-consolidated basis as investments in other investments companies (a “fund of funds” approach) is appropriate and preferable to the users of these financial statements. Refer to Note 5 for additional disclosures related to these private investment companies.

As of December 31, 2016, the consolidated statement of financial condition of Equinox Frontier Balanced Fund included the assets and liabilities of its majority interest in Frontier Trading Company I, LLC and Frontier Trading Company XXXIV, LLC.

For the year ended December 31, 2016, the consolidated statement of operations of Equinox Frontier Balanced Fund included the earnings of its majority interest in Frontier Trading Company I, LLC and Frontier Trading Company XXXIV, LLC as well as the results from operations for those Trading Companies up to the date that those Trading Companies ceased operations. Those Trading Companies that ceased operations during the year include Frontier Trading Company XIV, LLC on April 21, 2016, Frontier Trading Company XXIII, LLC on July 22, 2016, and Frontier Trading Company XXIX, LLC on January 29, 2016.

As of December 31, 2016 and December 31, 2015, the consolidated statement of financial condition of Equinox Frontier Long/Short Commodity Fund included the assets and liabilities of its majority owned Trading Company, Frontier Trading Company XXXVII, LLC.

For the year ended December 31, 2015, the consolidated statement of operations of Equinox Frontier Long/Short Commodity Fund included the earnings of its majority owned Trading Company listed above. For the year ended December 31, 2016, the consolidated statement of operations of Equinox Frontier Long/Short Commodity Fund included the earnings of its majority owned Trading Company listed above through the date that the Trading Company ceased operations and Frontier Trading Company VII LLC through April 28, 2016.

As of December 31, 2016 and December 31, 2015, the consolidated statement of financial condition of Equinox Frontier Diversified Fund included the assets and liabilities of its majority owned Frontier Trading Company XXXV, LLC.

For the year ended December 31, 2015, the consolidated statement of operations of Equinox Frontier Diversified Fund included the earnings of its majority owned Trading Company listed above and the earnings of Frontier Trading Company I, LLC from January 1, 2015 to August 10, 2015. For the year ended December 31, 2016, the consolidated statement of operations of Equinox Frontier Diversified Fund included the earnings of its majority owned Trading Company listed above.

As of and for the years ended December 31, 2016 and December 31, 2015, the consolidated statement of financial condition and statement of operations of Equinox Frontier Heritage Fund included the assets and liabilities, and earnings, respectively, of its majority owned Trading Company, Frontier Trading Company XXXIX, LLC.

As of and for the year ended December 31, 2015, the consolidated statement of financial condition and statement of operations of Equinox Frontier Select Fund included the assets and liabilities, and earnings, respectively, of its majority owned Trading Company, Frontier Trading Company XV, LLC except for the earnings from January 1, 2015 to January 2, 2015. For the year ended December 31, 2016, the consolidated statement of operations of Equinox Frontier Select Fund included the earnings of its majority owned Trading Company listed above.

As of and for the year ended December 31, 2016 and 2015, the consolidated statement of financial condition and statement of operations of Equinox Frontier Winton Fund included the assets and liabilities, and earnings, respectively, of its majority owned Trading Company, Frontier Trading Company II, LLC.

As of and for the year ended December 31, 2016 and 2015, Equinox Frontier Master Fund did not have a majority interest in any Trading Company.

Each of the Series has invested in Frontier Trading Company XXXVIII, LLC on the same basis as its ownership in the cash pool. Frontier Trading Company XXXVIII, LLC’s assets, liabilities and earnings are allocated to all of the Series of the Trust based on their proportionate share of the cash pool. Each Series investment in the Frontier Trading Company XXXVIII, LLC is listed under Investments in unconsolidated trading companies, at fair value on the Statements of Financial Condition.

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

Interest Income—U.S. Treasury Securities are pooled for purposes of maximizing returns on these assets to investors of all Series. Interest income from pooled cash management assets is recognized on the accrual basis and allocated daily to each Series based upon its daily proportion of ownership of the pool. Aggregate interest income from all sources, including U.S. Treasuries and assets held at a futures commission merchant (“FCM”), of up to two percentage points of the aggregate percentage yield (annualized) of net asset value less any fair market value related to swaps, is paid to the Managing Owner by the Equinox Frontier Balanced Fund (Class 1, and Class 2 only), Equinox Frontier Select Fund, Equinox Frontier Winton Fund and Equinox Frontier Heritage Fund. For the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund (Class 1a, Class 2a, Class 3a only), Equinox Frontier Masters Fund and Equinox Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a only), 20% of the total interest allocated to each Series was paid to the Managing Owner from January 1, 2016 through April 28, 2016; thereafter 100% of the interest is retained by the respective Series. All interest not paid to the Managing Owner is interest income to the Series, and shown net on the statement of operations.

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

Receivable From Futures Commission Merchants—The Series of the Trust deposit assets with a FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust, with respect to the Series, earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2016 included restricted cash for margin requirements of $2,631,477 for the Equinox Frontier Balanced Fund, $5,344,783 for the Equinox Frontier Select Fund, and $14,604,203 for the Equinox Frontier Winton Fund.

Investment Transactions—Futures, options on futures, forward and swap contracts are recorded on a trade date basis and realized gains or losses are recognized when contracts are settled. Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the statements of financial condition as open trade equity (deficit) for futures and forwards as there exists a right of offset of unrealized gains or losses in accordance with ASC 210, Balance Sheet (“ASC 210”) and Accounting Standards Update (ASU) 2013-01, Balance Sheet (Topic 210).

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

Purchase and Sales of Private Investment Companies—The Series are able to subscribe into and redeem from the Galaxy Plus entities on a weekly basis. The value of the Private Investment Companies is determined by the Sponsor and reported on a daily basis. The change in value is calculated as the difference between the total purchase proceeds and the fair value calculated by the Sponsor and is recorded as net unrealized gain/(loss) on private investment companies on the statements of operations.

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

Allocation of Earnings—Each Series of the Trust may maintain between three or seven subclasses of Units—Class 1, Class 2, Class 3, Class 1a, Class 2a, Class 3a, and Class 1AP. All classes have identical voting, dividend, liquidation and other rights and the same terms and conditions, except that fees charged to a Class or Series differ as described below. Revenues, expenses (other than expenses attributable to a specific class), and realized and unrealized trading gains and losses of each Series are allocated daily to Class 1, Class 1a, Class 2, Class 2a, Class , Class 3a and Class 1AP Units based on each Class’ respective owners’ capital balances as applicable to the classes maintained by the Series.

Each Series allocates funds to an affiliated Trading Company, or Companies, of the Trust or Galaxy Plus. Each Trading Company allocates all of its daily trading gains or losses to the Series in proportion to each Series’ ownership trading level interest in the Trading Company, adjusted on a daily basis (except for Trading Advisors and other investments such as swaps that are directly allocated to a specific Series). Likewise, trading gains and losses earned and incurred by the Series through their investments in Galaxy Plus entities are allocated to those Series on a daily basis. The allocation of gains and losses in Galaxy Plus entities are based on each Series pro-rata shares of the trading level of that entity which is updated at the beginning of each month or more frequently if there is a subscription or redemption activity in the entity. The value of all open contracts and cash held at clearing brokers is similarly allocated to the Series in proportion to each Series’ funds allocated to the Trading Companies or Galaxy Plus entities.

Investments and Swaps—The Trust, with respect to the Series, records investment transactions on a trade date basis and at fair value, with changes in fair value reported as a component of realized and unrealized gains/(losses) on investments in the statements of operations. Investments in Private Investment Companies are valued utilizing the net asset values as a practical expedient. Certain Series of the Trust strategically invest a portion or all of their assets in total return swaps, selected at the discretion of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more underlying investment products or indices. In a typical swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. The valuation of swap contracts requires significant estimates. Swap contracts are reported at fair value based upon daily reports from the counterparty. The Managing Owner reviews and approves current day pricing of the commodity Trading Advisor (“CTA”) positions, as received from the counterparty which includes intra-day volatility and volume and daily index performance, that is used to determine a daily fair value NAV for the swap contracts.

Income Taxes—The Trust, with respect to the Series, applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust, with respect to the Series’, financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust, with respect to the Series. The 2013 through 2016 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

Fees and Expenses—All management fees, incentive fees, service fees and trading fees of the Trust, with respect to the Series, are paid to the Managing Owner. It is the responsibility of the Managing Owner to pay all Trading Advisor management and incentive fees, selling agent service fees and all other operating expenses and continuing offering costs of the Trust, with respect to the Series. Only management fees and incentive fees related to assets allocated through Trading Companies are included as expenses on the Statement of Operations. The Series are all charged management and incentive fees on the asset allocated through the Galaxy Plus entities. Those fees are included in unrealized gain/(loss) on private investment companies on the Statements of Operations.

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

Recently Adopted Accounting Pronouncements—In May 2015, the FASB issued ASU No. 2015-07, “Fair Value Measurement (Topic 820) — Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” ASU No. 2015-07 removes the requirement to include investments in the fair value hierarchy for which the fair value is measured at NAV using the practical expedient under “Fair Value Measurements and Disclosures (Topic 820).” ASU No. 2015-07 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. ASU No. 2015-07 is required to be applied retrospectively to all periods presented beginning in the year of adoption. Since ASU No. 2015-07 only impacts the Series’ disclosures, adoption does not affect the Series’ financial condition, results of operations, or cash flows.

In February, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU 2015-02 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-02 does not have a material effect on the Series financial statements.

Subsequent Events—The Series, follows the provisions of ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date and up through the date the financial statements are issued.

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

Swap Contracts. Certain Series of the Trust strategically invest a portion or all of their assets in total return swaps, selected at the direction of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more investment products or indices. In a typical swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. Swap contracts are reported at fair value upon daily reports from the counterparty. In addition, a third party takes receives the inputs from the counterparty, makes certain adjustments, and runs it through their pricing model to come up with their daily price. The fair value measurements of the swap contracts are valued using unadjusted inputs that were not internally developed. The Managing Owner reviews and compares approves current day pricing of the CTA positions, as received from the counterparty which includes intra-day volatility and volume and daily index performance, as well as from the third party. Differences in prices exceeding 5% are investigated. Unexplainable differences are escalated to the Managing Owner’s Valuation Committee for evaluation and resolution.

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

The following table summarizes the instruments that comprise the Trust, with respect to the Series, financial asset portfolio, by Series, measured at fair value on a recurring basis as of December 31, 2016 and December 31, 2015 segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value. Investments in private investment companies are valued utilizing the net asset values provided by the underlying private investment companies as a practical expedient. Each Series applies the practical expedient to its investments in private investment companies on an investment-by-investment basis, and consistently with the Series entire position in a particular investment, unless it is probable that the Series will sell a portion of an investment at an amount different from the net asset value of the investment.

				Total
December 31, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value

Equinox Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$4,188,662	$12,966	$—	$4,201,628
Swap Contracts	—	—	8,637,847	8,637,847
U.S. Treasury Securities	6,525,280	—	—	6,525,280
Equinox Frontier Masters Fund
Investment in Unconsolidated Trading Companies	6,667,632	10,474	—	6,678,106
U.S. Treasury Securities	4,313,843	—	—	4,313,843
Equinox Frontier Long/Short Commodity Fund
Swap Contracts	—	—	4,220,468	4,220,468
Equinox Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	5,998,541	(33,210)	—	5,965,331
Open Trade Equity (Deficit)	288,647	(50,986)	—	237,661
Swap Contracts	—	—	18,939,450	18,939,450
U.S. Treasury Securities	9,770,117	—	—	9,770,117
Equinox Frontier Select Fund
Investment in Unconsolidated Trading Companies	759,978	3,609	3,147,279	3,910,866
Open Trade Equity (Deficit)	679,310	6,712	—	686,022
U.S. Treasury Securities	2,912,611	—	—	2,912,611
Winton Fund
Investment in Unconsolidated Trading Companies	4,020,731	51,719	—	4,072,450
Open Trade Equity (Deficit)	1,123,666	98,858	—	1,222,524
U.S. Treasury Securities	15,533,863	—	—	15,533,863
Equinox Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	2,735,614	9,026	—	2,744,640
Swap Contracts	—	—	8,391,414	8,391,414
U.S. Treasury Securities	3,701,890	—	—	3,701,890

				Total
December 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value

Equinox Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$15,844,097	$250,110	$—	$16,094,207
Swap Contracts	—	—	8,685,849	8,685,849
U.S. Treasury Securities	27,604,916	—	—	27,604,916
Equinox Frontier Masters Fund
Investment in Unconsolidated Trading Companies	9,383,235	26,695	—	9,409,930
U.S. Treasury Securities	11,953,206	—	—	11,953,206
Equinox Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	3,355,174	59,489	—	3,414,663
Swap Contracts	—	—	4,332,428	4,332,428
U.S. Treasury Securities	4,792,817	—	—	4,792,817
Equinox Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	17,357,475	266,493	—	17,623,968
Open Trade Equity (Deficit)	11,530	—	—	11,530
Swap Contracts	—	—	19,157,520	19,157,520
U.S. Treasury Securities	41,148,676	—	—	41,148,676
Equinox Frontier Select Fund
Investment in Unconsolidated Trading Companies	213,921	—	3,933,919	4,147,840
Open Trade Equity (Deficit)	462,339	—	—	462,339
U.S. Treasury Securities	1,852,429	—	—	1,852,429
Equinox Frontier Winton Fund
Investment in Unconsolidated Trading Companies	297,554	—	—	297,554
Open Trade Equity (Deficit)	599,579	—	—	599,579
U.S. Treasury Securities	24,617,817	—	—	24,617,817
Equinox Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	1,403,461	2,125	—	1,405,586
Swap Contracts	—	—	7,960,268	7,960,268
U.S. Treasury Securities	5,508,577	—	—	5,508,577

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the statements of operations. Investment in unconsolidated trading company asset gains and losses (realized/unrealized) included in earnings are classified in “Change in fair value of investments in unconsolidated trading companies.” During the year ended December 31, 2016 and 2015, all identified Level 3 assets were components of the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund, Equinox Frontier Balanced Fund, Equinox Frontier Select Fund, and Equinox Frontier Heritage Fund.

2016:

For the Year Ended December 31, 2016

Swaps:

		Equinox Frontier
	Equinox Frontier Diversified Fund	Long/Short Commodity Fund	Equinox Frontier Balanced Fund

Balance of recurring Level 3 assets as of January 1, 2016	$8,685,849	$4,332,428	$19,157,520
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—	—
Included in earnings-unrealized	(48,002)	(111,960)	(218,070)
Change in ownership allocation	—	—	—
Transfers in and/or out of Level 3	—	—	—
Balance of recurring Level 3 assets as of December 31, 2016	8,637,847	$4,220,468	$18,939,450

Equinox Frontier Heritage
Fund

Balance of recurring Level 3 assets as of January 1, 2016	$7,960,268
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	431,146
Change in ownership allocation	—
Transfers in and/or out of Level 3	—
Balance of recurring Level 3 assets as of December 31, 2016	$8,391,414

Investments in Unconsolidated Trading Companies:

Equinox Frontier Select
Fund

Balance of recurring Level 3 assets as of January 1, 2016	$3,933,919
Change in fair value of investments in unconsolidated trading companies	368,596
Advance on unrealized Swap Appreciation	(1,155,236)
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of December 31, 2016	$3,147,279

2015:

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

The Series of the Trust assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Series’ accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the year ended December 31, 2016 and year ended December 31, 2015, the Trust did not transfer any assets between Levels 1, 2 or 3.

The amounts reflected in the change in ownership allocation result from changes in ownership in the underlying Trading Companies at the Series level, which have resulted in changes in consolidation or de-consolidation by the Series. The ownership in the Trading Companies is accounted for under the equity method, which approximates fair value. The Equinox Frontier Heritage Fund and the Equinox Frontier Select Fund jointly own the Frontier Brevan Howard swap. The Equinox Frontier Heritage Fund owns the majority interest in the Frontier Brevan Howard swap.

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2016:

		Equinox Frontier
	Equinox Frontier	Long/Short Commodity	Equinox Frontier	Equinox Frontier
	Diversified Fund	Fund	Balanced Fund	Heritage Fund
Swaps	$(48,002)	$(111,960)	$(218,070)	$431,146

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2015:

		Equinox Frontier
	Equinox Frontier	Long/Short Commodity	Equinox Frontier	Equinox Frontier
	Diversified Fund	Fund	Balanced Fund	Heritage Fund
Swaps	$2,115,441	$(300,633)	$(910,566)	$419,803

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2014:

		Equinox Frontier
	Equinox Frontier	Long/Short Commodity	Equinox Frontier	Equinox Frontier
	Diversified Fund	Fund	Balanced Fund	Heritage Fund
Swaps	$3,132,776	$1,176,514	$8,120,996	$2,105,281

4.	Swap Contracts

In addition to authorizing Trading Advisors to manage pre-determined investment levels of futures, option on futures and forward contracts, certain Series of the Trust will strategically invest a portion or all of their assets in total return swaps, selected at the direction of the Managing Owner. Total return swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more investment products or indices. In a typical total return swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount or value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities.

Each Series’ investment in swaps will likely differ substantially over time due to cash flows, portfolio management decisions and market movements. The swaps serve to diversify the investment holdings of each Series and to provide access to programs and advisors that would not be otherwise available to the Series, and are not used for hedging purposes.

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of December 31, 2016 and December 31, 2015, approximately 10.2% and 9.3%, respectively, of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain swaps and is recorded as collateral within the swap fair value within the Statements of Financial Condition. The cash held with the counterparty is not restricted.

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

To help to reduce counterparty risk on the Series, the Managing Owner has the right to reduce the Series’ exposure and remove cash from the Series’ total return swaps with Deutsche Bank AG. This cash holding shall be in excess of $250,000, and may not exceed 40% of the Index exposure in total. Index exposure is defined as the total notional amount plus any profit. The funds are charged interest on this cash holding and any amount removed will be offset against the final settlement value of the swap. As of December 31, 2016, the Equinox Frontier Balanced Fund, the Equinox Frontier Diversified Fund, the Equinox Frontier Long/Short Commodity Fund and Equinox Frontier Heritage Fund, had $4,926,555, $2,500,000, $115,000, and $1,900,000, respectively, in cash holdings as shown in the Fund’s Statements of Financial Conditions under advance on unrealized swap appreciation, which relates to the Trading Companies’ total return swaps with Deutsche Bank AG

The Series have invested in the following swaps as of and for the year ended December 31, 2016:

		Equinox Frontier Diversified	Equinox Frontier Long/Short
	Equinox Frontier Balanced Fund	Fund	Commodity Fund	Equinox Frontier Heritage Fund
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$22,580,043	$13,851,707	$1,877,692	$11,413,283
Termination Date	8/2/2018	8/2/2018	8/7/2018	3/26/2018
Cash Collateral	$9,600,000	$3,400,000	$3,880,000	$5,986,000
Swap Value	$9,339,450	$5,237,847	$340,468	$2,405,414
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	($218,070)	($48,002)	($111,960)	$431,146
Fair Value as of 12/31/2016	$18,939,450	$8,637,847	$4,220,468	$8,391,414
Advance on swap appreciation	($4,926,555)	($2,500,000)	($115,000)	($1,900,000)

The Series have invested in the following swaps as of and for the year ended December 31, 2015:

		Equinox Frontier Diversified	Equinox Frontier Long/Short
	Equinox Frontier Balanced Fund	Fund	Commodity Fund	Equinox Frontier Heritage Fund
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$22,580,043	$13,851,707	$1,877,692	$12,663,283
Termination Date	8/2/2018	8/2/2018	8/7/2018	3/26/2018
Cash Collateral	$9,600,000	$3,400,000	$3,880,000	$5,993,000
Swap Value	$9,557,519	$5,285,849	$452,428	$1,967,269
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	$910,566	$2,115,441	($300,633)	$419,803
Fair Value as of 12/31/2015	$19,157,519	$8,685,849	$4,332,428	$7,960,269

5.	Investments in Unconsolidated Trading Companies and Private Investment Companies

Investments in unconsolidated Trading Companies and Private Investment Companies represent cash and open trade equity invested in the Trading and Private Investment Companies as well as by each Series and cumulative trading profits or losses allocated to each Series by the Trading Companies and Private Investment Companies. Trading Companies and Private Investment Companies allocate trading profits or losses on the basis of the proportion of each Series’ capital allocated for trading to each respective Trading Company, which bears no relationship to the amount of cash invested by a Series in the Trading Company and Private Investment Companies. The Trading Companies are valued using the equity method of accounting, which approximates fair value. Investments in Private Investment Companies are valued using the NAV provided by the underlying private investment.

The following table summarizes each of the Series’ investments in unconsolidated Trading and Private Investment Companies as of December 31, 2016 and 2015:

	As of December 31, 2016		As of December 31, 2015
	Percentage of		Percentage of
	Series Total		Series Total
	Capital Invested		Capital Invested
	in Unconsolidated Trading and		in Unconsolidated Trading and
Series	Private Investment Companies	Fair Value	Private Investment Companies	Fair Value

Equinox Frontier Diversified Fund —
Frontier Trading Companies II and XXXVIII	7.44%	$4,201,628	28.89%	$16,094,207
Galaxy Plus Fund - Chesapeake Feeder Fund (518)	11.33%	6,399,628	—	—
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	6.30%	3,558,715	—	—
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	4.27%	2,412,065	—	—
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	7.27%	4,103,564	—	—
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	13.85%	7,819,114	—	—
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	15.23%	8,600,401	—	—
Galaxy Plus Fund - Quest Feeder Fund (517)	5.31%	2,996,494	—	—
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	3.29%	1,856,786	—	—
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	1.95%	1,099,207	—	—

Equinox Frontier Masters Fund —
Frontier Trading Companies II, XV and XXXVIII	38.79%	$6,678,106	33.94%	$9,409,930
Galaxy Plus Fund - Chesapeake Feeder Fund (518)	20.12%	3,455,090	—	—
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	12.81%	2,198,618	—	—

Equinox Frontier Long/Short Commodity Fund —
Frontier Trading Company XXXVIII	—	$—	26.08%	$3,414,663
Galaxy Plus Fund - Chesapeake Feeder Fund (518)	17.39%	1,610,890	—	—
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	17.40%	1,611,845	—	—
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	37.70%	3,492,407	—	—

Equinox Frontier Balanced Fund —
Frontier Trading Companies II and XXXVIII	7.25%	$5,965,331	19.81%	$17,623,968
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	5.09%	4,190,798	—	—
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	3.39%	2,786,543	—	—
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	5.00%	4,114,892	—	—
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	8.59%	7,071,313	—	—
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	15.34%	12,623,819	—	—
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	12.91%	10,626,274	—	—
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	3.63%	2,989,088	—	—
Galaxy Plus Fund - Quest Feeder Fund (517)	1.10%	902,546	—	—

Equinox Frontier Select Fund —
Frontier Trading Companies XXXVIII and XXXIX	24.33%	$3,910,866	31.67%	$4,147,840

Equinox Frontier Winton Fund —
Frontier Trading Company XXXVIII	9.96%	$4,072,450	20.82%	$7,274,269

Equinox Frontier Heritage Fund —
Frontier Trading Companies II and XXXVIII	20.48%	$2,744,640	13.45%	$1,405,586

The Galaxy Plus entities are made up a feeder funds in which the Series invest and master trading entities into which the feeder funds invest. No investment held by the Galaxy Plus master trading entity is greater than 5% of the Series’ total capital.

The following table summarizes each of the Series’ equity in earnings from unconsolidated Trading and Private Investment Companies for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016				Year Ended December 31, 2015				Year Ended December 31, 2014
	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)

Equinox Frontier Diversified Fund
Frontier Trading Company I LLC	$(260,168)	$1,794,827	$(157,591)	$1,377,068	$(174,766)	$636,671	$(1,288,141)	$(826,236)	$(56,592)	$861,109	$(449,346)	$355,167
Frontier Trading Company II LLC	(41,971)	375,453	(167,387)	166,096	(14,685)	1,025,202	(406,220)	604,297	(18,020)	3,293,893	(112,838)	3,163,035
Frontier Trading Company VII, LLC	(80,881)	(566,171)	2,065,216	1,418,164	(314,705)	4,741,557	(2,805,251)	1,621,601	(411,960)	202,844	(189,827)	(398,943)
Frontier Trading Company XIV, LLC	—	—	—	—	—	—	—	—	(176,563)	453,928	(194,219)	83,146
Frontier Trading Company XV, LLC	—	—	—	—	—	—	—	—	(35,322)	226,177	(719,332)	(528,477)
Frontier Trading Company XXIII, LLC	(35,775)	705,939	(7,381)	662,782	(74,373)	591,314	(260,757)	256,184	(56,661)	2,355,129	250,228	2,548,696
Frontier Trading Company XXXVIII, LLC	(27,594)	(774,261)	219,387	(582,468)	(32,830)	(469,048)	(312,060)	(813,938)	(42,802)	491,468	(534,467)	(85,801)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(3,869)	(34,071)	(105,274)	(143,214)	—	—	—	—	—	—	—	—
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	(149,772)	298,066	(250,532)	(102,238)	—	—	—	—	—	—	—	—
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(27,745)	85,845	9,802	67,902	—	—	—	—	—	—	—	—
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LLC	(183,726)	1,333,450	(536,657)	613,067	—	—	—	—	—	—	—	—
Galaxy Plus Fund - FORT Global Managed Futures Feeder Fund (510) LLC	(77,260)	(333,316)	(134,742)	(545,318)	—	—	—	—	—	—	—	—
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	—	—	168,157	168,157	—	—	—	—	—	—	—	—
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(150,214)	1,801,432	126,477	1,777,695	—	—	—	—	—	—	—	—
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	(187,460)	(50,960)	(3,553)	(241,973)	—	—	—	—	—	—	—	—
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(100,928)	(1,316,487)	181,341	(1,236,074)	—	—	—	—	—	—	—	—
Total	$(1,327,363)	$3,319,746	$1,407,263	$3,399,647	$(611,359)	$6,525,696	$(5,072,429)	$841,908	$(797,920)	$7,884,548	$(1,949,801)	$5,136,823

Equinox Frontier Masters Fund
Frontier Trading Company I LLC	$(8,585)	$(261,142)	$(80,621)	$(350,348)	$(19,418)	$1,409,880	$(731,212)	$659,250	$(29,964)	$2,475,252	$846,879	$3,292,168
Frontier Trading Company II LLC	(47,472)	224,660	(93,987)	83,200	(9,119)	572,163	(270,658)	292,386	(12,830)	2,110,837	(41,715)	2,056,292
Frontier Trading Company XIV, LLC	—	—	—	—	—	—	—	—	(157,662)	256,238	(220,014)	(121,438)
Frontier Trading Company XV, LLC	(81,133)	556,129	515,821	990,817	(58,573)	672,604	(578,027)	36,004	(95,155)	1,821,877	(298,358)	1,428,364
Frontier Trading Company XXXVIII, LLC	(14,141)	(157,740)	(2,979)	(174,860)	(13,922)	(268,618)	(95,734)	(378,274)	(21,756)	140,219	(295,159)	(176,696)
Frontier Trading Company VII, LLC	(48,485)	(371,921)	1,208,006	787,600	(173,078)	5,008,076	(3,958,426)	876,572	(7,353)	(276,940)	424,792	140,499
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	(137,582)	164,544	(213,762)	(186,800)	—	—	—	—	—	—	—	—
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(174,044)	803,903	(290,958)	338,901	—	—	—	—	—	—	—	—
Total	$(511,443)	$958,432	$1,041,519	$1,488,510	$(274,110)	$7,394,105	$(5,634,057)	$1,485,938	$(324,720)	$6,527,483	$416,425	$6,619,189

Equinox Frontier Long/Short Commodity Fund
Frontier Trading Company I LLC	$(4,003)	$(145,864)	$(32,717)	$(182,583)	$(2,922)	$156,796	$2,785	$156,659	$—	$—	$—	$—
Frontier Trading Companies VII, LLC	$(30,875)	$12,784	$312,798	$294,706	(242,250)	2,483,192	(2,226,339)	14,603	(299,598)	1,967,325	(225,547)	1,442,177
Frontier Trading Companies XVIII, LLC	—	—	—	—	—	—	—	—	(15,497)	72,295	(141,056)	(84,258)
Frontier Trading Company XXXVIII, LLC	481	(202,254)	(106,559)	(308,333)	(7,510)	(34,498)	(63,213)	(105,221)	—	—	—	—
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	(80,356)	76,603	(60,807)	(64,560)	—	—	—	—	—	—	—	—
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(144,093)	371,651	(44,364)	183,194	—	—	—	—	—	—	—	—
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	—	—	(321,568)	(321,568)	—	—	—	—	—	—	—	—
Total	$(258,847)	$112,919	$(253,217)	$(399,144)	$(252,682)	$2,605,490	$(2,286,767)	$66,041	$(315,095)	$2,039,620	$(366,603)	$1,357,919

Equinox Frontier Balanced Fund
Frontier Trading Company I LLC	$(291,912)	$2,837,851	$335,254	2,881,192	$(398,418)	$5,226,529	$700,620	5,528,731	$(297,247)	$5,035,125	$(115,047)	$4,622,830
Frontier Trading Company II LLC	(46,423)	503,024	(202,956)	253,645	(19,305)	1,235,015	(499,116)	716,594	(23,501)	4,239,577	(319,850)	3,896,226
Frontier Trading Company V LLC	—	—	—	—	—	—	—	—	—	—	—	—
Frontier Trading Company VII, LLC	(97,941)	(464,066)	2,290,012	1,728,005	—	—	—	—	(424,248)	(527,556)	479,923	(471,881)
Frontier Trading Company XIV, LLC	—	—	—	—	(351,880)	5,102,783	(3,041,589)	1,709,314	(75,543)	(1,180,680)	610,861	(645,362)
Frontier Trading Company XV, LLC	—	—	—	—	(140)	(89,150)	89,443	153	(63,893)	(160,880)	(379,890)	(604,663)
Frontier Trading Company XVIII, LLC	—	—	—	—	—	—	—	—	(69,979)	240,985	(611,413)	(440,407)
Frontier Trading Company XXXVIII, LLC	(50,346)	(933,870)	45,351	(938,865)	(50,360)	(940,340)	(356,821)	(1,347,521)	—	—	—	—
Frontier Trading Company XXXIX, LLC	1,439	9,370	—	10,809	—	—	—	—	—	—	(1,538)	(1,538)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(4,516)	(51,106)	(157,835)	(213,457)	—	—	—	—	—	—	—	—
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(38,036)	146,344	14,161	122,469	—	—	—	—	—	—	—	—
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(198,195)	1,635,772	(663,594)	773,983	—	—	—	—	—	—	—	—
Galaxy Plus Fund - FORT Global Managed Futures Feeder Fund (510) LLC	(107,226)	(573,181)	(250,610)	(931,017)	—	—	—	—	—	—	—	—
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	—	—	475,116	475,116	—	—	—	—	—	—	—	—
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(190,774)	2,874,017	206,726	2,889,969	—	—	—	—	—	—	—	—
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	(194,640)	(62,341)	(4,212)	(261,193)	—	—	—	—	—	—	—	—
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(25,081)	(394,581)	54,174	(365,488)	—	—	—	—	—	—	—	—
Total	$(1,243,650)	$5,527,232	$2,141,586	$6,425,168	$(820,103)	$10,534,837	$(3,107,463)	$6,607,271	$(954,411)	$7,646,571	$(336,954)	$6,355,205

Equinox Frontier Select Fund
Frontier Trading Company XV, LLC	$—	$—	$—	$—	$(551)	$(27,784)	$2,173	$(25,285)	$(114,984)	$2,118,779	$268,057	$2,271,852
Frontier Trading Company XXXVIII, LLC	(6,694)	107,531	15,974	116,811	(2,400)	(20,889)	2,353	(21,812)	(9,950)	48,480	(134,625)	(96,095)
Frontier Trading Company XXXIX, LLC	(3,394)	—	255,179	251,785	—	—	208,164	208,164	(1,556)	—	972,201	970,645
Total	$(10,088)	$107,531	$271,153	$368,596	$(2,951)	$(48,673)	$212,691	$161,067	$(126,490)	$2,167,259	$1,105,633	$3,146,402

Equinox Frontier Winton Fund
Frontier Trading Company II LLC	$—	$—	$—	$—	$(30,241)	$1,667,631	$(315,582)	$1,321,808	$(56,653)	$10,628,427	$(345,639)	$10,226,134
Frontier Trading Company XXXVIII, LLC	(47,781)	(149,255)	16,046	(180,989)	(29,071)	(537,770)	(197,417)	(764,258)	(35,145)	543,298	(319,714)	188,439
Total	$(47,781)	$(149,255)	$16,046	$(180,989)	$(59,312)	$1,129,861	$(512,999)	$557,550	$(91,798)	$11,171,725	$(665,353)	$10,414,573

Equinox Frontier Heritage Fund
Frontier Trading Company II LLC	$(70,018)	$271,702	$(119,174)	$82,510	$(9,825)	$656,945	$(261,763)	$385,357	$(12,408)	$2,222,268	$(27,968)	$2,181,892
Frontier Trading Company XXXVIII, LLC	(10,777)	(5,851)	(10,397)	(27,026)	(6,511)	(117,306)	(41,273)	(165,090)	(9,194)	79,780	(115,037)	(44,451)
Total	$(80,795)	$265,851	$(129,571)	$55,484	$(16,336)	$539,639	$(303,036)	$220,267	$(21,602)	$2,302,048	$(143,005)	$2,137,441

The Series investments in private investment companies have certain redemption and liquidity restrictions which are described in the following table:

	Redemptions	Redemptions	Liquidity
	Notice Period	Permitted	Restrictions

Equinox Frontier Diversified Fund
Multi-Strategy
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	24 hours	Weekly	None
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	24 hours	Weekly	None
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	24 hours	Weekly	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Weekly	None
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	24 hours	Weekly	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Weekly	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Weekly	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Weekly	None
Option Trading
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	24 hours	Weekly	None

Equinox Frontier Masters Fund
Trend Following
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	24 hours	Weekly	None
Multi-Strategy
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	24 hours	Weekly	None

Equinox Frontier Long/Short Commodity Fund
Trend Following
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	24 hours	Weekly	None
Multi-Strategy
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	24 hours	Weekly	None
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	24 hours	Weekly	None

Equinox Frontier Balanced Fund
Multi-Strategy
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	24 hours	Weekly	None
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	24 hours	Weekly	None
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	24 hours	Weekly	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Weekly	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Weekly	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Weekly	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Weekly	None
Option Trading
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	24 hours	Weekly	None

6.	Transactions with Affiliates

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

Expenses

Management Fees—Each Series of Units pays to the Managing Owner a monthly management fee equal to a percentage of the nominal assets of such Series allocated to Trading Companies, calculated on a daily basis. In addition, the Managing Owner receives a monthly management equal to a certain percentage of the assets in the Galaxy Plus entities attributable to such Series’ (including nominal assets), calculated on a monthly basis. The management fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. The total amount of assets of a Series allocated to Trading Advisors and/or reference programs, including (i) actual funds deposited in accounts directed by the Trading Advisors or deposited as margin in respect of swaps or other derivative instruments referencing a reference program plus (ii) any notional equity allocated to the Trading Advisors and any reference programs, is referred to herein as the “nominal assets” of the Series. The annual rate of the management fee is: 0.5% for the Equinox Frontier Balanced Fund Class 1, Class 2 and Class 3, 1.0% for the Equinox Frontier Balanced Fund Class 1AP, Class 2a and Class 3a, 2.0% for the Equinox Frontier Winton Fund, Equinox Frontier Long/Short Commodity Fund Class 1a, Class 2a, and Class 3a and Equinox Frontier Masters Fund, 0.75% for Equinox Frontier Diversified Fund, 2.5% for the Equinox Frontier Heritage Fund and Equinox Frontier Select Fund, and 3.5% for the Equinox Frontier Long/Short Commodity Fund Class 1, Class 2 and Class 3. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) and/or waive (up to the percentage specified) any such management fee to the extent any related management fee is paid by a trading company or estimated management fee is embedded in a swap or other derivative instrument. Any management fee embedded in a swap or other derivative instrument may be greater or less than the management fee that would otherwise be charged to the Series by the Managing Owner. As of the date of this Form 10-K, the Trading Advisor for a Series that has invested in a swap has not received any management fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap.

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

Trading Fees—In connection with each Series’ trading activities, from January 1, 2016 through October 23, 2016, the Equinox Frontier Balanced Fund, Equinox Frontier Select Fund, Equinox Frontier Winton Fund and Equinox Frontier Heritage Fund paid to the Managing Owner a trading fee, or FCM Fee, of up to 0.75% per annum of such Series’ NAV, calculated daily; thereafter each of the Series pays to the Managing Owner a FCM Fee of up to 2.25% per annum of nominal assets allocated to the trading advisors, including through investments in commodity pools available on the Galaxy Plus Platform, and any reference programs of the applicable Series. From January 1, 2016 through April 28, 2016, the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund and Equinox Frontier Masters Fund paid to the Managing Owner a FCM Fee of up to 2.25% and a custodial/due diligence fee of 0.12% of such Series’ NAV, calculated daily; thereafter each of such Series pays to the Managing Owner a FCM Fee of up to 2.25% of nominal assets allocated to the trading advisors, including through investments in commodity pools available on the Galaxy Plus Platform, and a custodial/due diligence fee of 0.12% of such Series’ NAV, calculated daily.

Incentive Fees—Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated in the Trading Companies by such Series, monthly or quarterly. In addition, the Managing Owner receives a quarterly incentive fee of a certain percentage of new net trading profits generated in the Galaxy Plus entities that have been allocated to the Series. The incentive fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Statements of Operations Because the Equinox Frontier Balanced Fund, Equinox Frontier Heritage Fund, Equinox Frontier Select Fund, and Equinox Frontier Long/Short Commodity Fund may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Equinox Frontier Balanced Fund and the Equinox Frontier Diversified Fund and 20% for the Equinox Frontier Winton Fund, Equinox Frontier Heritage Fund, Equinox Frontier Select Fund, Equinox Frontier Long/Short Commodity Fund and Equinox Frontier Masters Fund. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series.

Service Fees—In addition, with respect to Class 1 and Class 1a Units of each Series, as applicable, the Series pays monthly or quarterly to the Managing Owner a service fee of up to 3% of NAV annually, which the Managing Owner pays to selling agents of the Trust, with respect to the Series.

The following table summarizes fees earned by the Managing Owner for the years ended December 31, 2016, 2015 and 2014.

For the Year Ended December 31, 2016	Incentive Fee	Management Fee	Service Fee	Trading Fee

Equinox Frontier Diversified Fund	$1,144,159	$503,844	$247,399	$1,435,003
Equinox Frontier Masters Fund	245,244	452,071	151,627	537,884
Equinox Frontier Long/Short Commodity Fund	46,931	201,423	66,889	191,525
Equinox Frontier Balanced Fund	1,395,151	494,734	1,833,220	909,129
Equinox Frontier Select Fund	41,072	271,176	351,053	115,267
Equinox Frontier Winton Fund	99,067	1,069,141	681,308	320,680
Equinox Frontier Heritage Fund	9,072	242,764	254,775	104,146

For the Year Ended December 31, 2015	Incentive Fee	Management Fee	Service Fee	Trading Fee

Equinox Frontier Diversified Fund	$2,068,435	$983,948	$412,335	$1,394,350
Equinox Frontier Masters Fund	618,626	696,963	226,790	579,677
Equinox Frontier Long/Short Commodity Fund	322,090	532,836	109,284	243,193
Equinox Frontier Balanced Fund	1,707,167	1,029,988	2,113,776	740,451
Equinox Frontier Select Fund	158,971	304,539	395,169	110,262
Equinox Frontier Winton Fund	715,409	1,199,380	764,354	288,023
Equinox Frontier Heritage Fund	132,676	280,570	287,946	96,359

For the Year Ended December 31, 2014	Incentive Fee	Management Fee	Service Fee	Trading Fee

Equinox Frontier Diversified Fund	$4,461,365	$1,042,209	$499,021	$1,287,161
Equinox Frontier Masters Fund	1,123,545	903,032	309,234	603,389
Equinox Frontier Long/Short Commodity Fund	253,177	821,891	132,136	280,737
Equinox Frontier Balanced Fund	3,620,437	1,092,555	2,027,439	694,288
Equinox Frontier Select Fund	363,142	496,959	394,486	109,839
Equinox Frontier Winton Fund	1,800,488	1,172,990	724,365	263,069
Equinox Frontier Heritage Fund	370,450	327,702	270,399	88,113

The following table summarizes fees payable to the Managing Owner as of December 31, 2016 and 2015.

As of December 31, 2016
	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees

Equinox Frontier Diversified Fund	$—	$23,496	$—	$15,193	$147,183
Equinox Frontier Masters Fund	—	50,174	—	9,037	57,890
Equinox Frontier Long/Short Commodity Fund	—	—	—	3,542	23,478
Equinox Frontier Balanced Fund	—	25,217	21,606	129,956	203,324
Equinox Frontier Select Fund	—	21,219	3,518	25,966	18,129
Equinox Frontier Winton Fund	—	256,824	30,730	39,370	55,142
Equinox Frontier Heritage Fund	—	56,501	7,420	16,457	17,953

As of December 31, 2015
	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees

Equinox Frontier Diversified Fund	$204,914	$81,940	$11,661	$17,020	$121,065
Equinox Frontier Masters Fund	42,251	54,674	4,957	12,098	48,501
Equinox Frontier Long/Short Commodity Fund	28,408	48,210	1,368	6,841	17,129
Equinox Frontier Balanced Fund	106,563	80,574	77,642	145,576	57,450
Equinox Frontier Select Fund	—	22,884	3,549	29,092	8,515
Equinox Frontier Winton Fund	—	93,171	49,624	44,422	22,405
Equinox Frontier Heritage Fund	—	21,490	11,066	18,807	7,457

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

Aggregate interest income from all sources, including U.S. Treasury Securities assets net of premiums and cash held at clearing brokers, of up to the first 2% (annualized) is paid to the Managing Owner by the Equinox Frontier Balanced Fund (Class 1 and Class 2), Equinox Frontier Winton Fund, Equinox Frontier Select Fund, and Equinox Frontier Heritage Fund. For the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund (Class 1a, Class 2a, Class 3a only), Equinox Frontier Masters Fund, and Equinox Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a only), 20% of the total interest allocated to each Series was paid to the Managing Owner from January 1, 2016 through April 28, 2016; thereafter 100% of the interest is retained by the respective Series.

The following table outlines the amounts paid by each Series to the Managing Owner and its ratio to average net assets for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014	2016	2015	2014
	Gross Amount	Gross Amount	Gross Amount
	Paid to the	Paid to the	Paid to the	Ratio to	Ratio to	Ratio to
	Managing	Managing	Managing	Average Net	Average Net	Average Net
	Owner	Owner	Owner	Assets	Assets	Assets

Equinox Frontier Diversified Fund Class 1	$9,494	$42,063	$56,582	0.12%	0.26%	0.30%
Equinox Frontier Diversified Fund Class 2	39,041	88,023	81,752	0.11%	0.26%	0.28%
Equinox Frontier Diversified Fund Class 3	12,736	20,751	6,433	0.10%	0.25%	0.19%
Equinox Frontier Masters Fund Class 1	9,336	27,443	42,395	0.14%	0.27%	0.36%
Equinox Frontier Masters Fund Class 2	9,303	22,999	25,486	0.14%	0.27%	0.31%
Equinox Frontier Masters Fund Class 3	8,976	14,793	6,663	0.13%	0.27%	0.23%
Equinox Frontier Long/Short Commodity Fund Class 2	197	2,633	4,779	0.02%	0.22%	0.36%
Equinox Frontier Long/Short Commodity Fund Class 3	1,391	15,721	22,800	0.03%	0.22%	0.31%
Equinox Frontier Long/Short Commodity Fund Class 1a	1,108	11,732	18,852	0.03%	0.22%	0.32%
Equinox Frontier Long/Short Commodity Fund Class 2a	282	3,498	6,122	0.02%	0.22%	0.35%
Equinox Frontier Long/Short Commodity Fund Class 3a	171	1,695	1,454	0.02%	0.21%	0.27%
Equinox Frontier Balanced Fund Class 1	450,536	805,984	846,398	0.74%	1.15%	1.34%
Equinox Frontier Balanced Fund Class 1AP	5,135	8,750	3,342	0.74%	1.14%	0.02%
Equinox Frontier Balanced Fund Class 2	165,519	278,159	275,448	0.73%	1.14%	1.34%
Equinox Frontier Balanced Fund Class 2a	828	1,311	1,252	0.15%	0.23%	0.25%
Equinox Frontier Balanced Fund Class 3a	3,650	5,976	5,429	0.15%	0.23%	0.26%
Equinox Frontier Select Fund Class 1	38,569	65,986	152,289	0.33%	0.50%	1.22%
Equinox Frontier Select Fund Class 1AP	135	244	223	0.32%	0.50%	0.00%
Equinox Frontier Select Fund Class 2	4,752	7,429	17,051	0.33%	0.50%	1.23%
Equinox Frontier Winton Fund Class 1	315,194	450,697	418,922	1.39%	1.77%	1.82%
Equinox Frontier Winton Fund Class 1AP	518	676	544	1.39%	1.77%	0.02%
Equinox Frontier Winton Fund Class 2	167,500	209,259	188,681	1.39%	1.62%	1.75%
Equinox Frontier Heritage Fund Class 1	76,936	113,684	121,694	0.91%	1.19%	1.45%
Equinox Frontier Heritage Fund Class 1AP	340	726	337	1.00%	1.18%	0.01%
Equinox Frontier Heritage Fund Class 2	26,337	37,732	36,285	0.91%	1.18%	1.36%

Total	$1,347,984	$2,237,964	$2,341,213

Equinox Financial Group, LLC, an affiliate of the Trust, provides management services for the Managing Owner who paid $0, $955,000 and, $1,040,000, respectively, for the years ended December 31, 2016, 2015 and 2014, respectively.

Solon Capital, LLC, an affiliate of the Trust, provides product development and marketing services. For these services, the Managing Owner paid Solon Capital, LLC, $776,430, $623,715 and, $1,136,465, respectively, for the years ended December 31, 2016, 2015 and 2014.

Equinox Group Distributors LLC, an affiliate under common control of the Managing Owner, serves as wholesaler of the Trust by marketing to broker/dealer organizations.

During the year, Equinox Frontier Long/Short Commodity Fund borrowed from the pooled cash management account to fund a portion of its investments in Galaxy Plus entities. As of December 31, 2016, the Equinox Frontier Long/Short Commodity Fund owes the other Series $1,608,862. Equinox Frontier Long/Short Commodity Fund is being charged an annual interest rate of 0.25% on this borrowing.

During the year ended December 31, 2016, each Series changed its administrator from BNP Paribas to Gemini Hedge Fund Services, LLC. Gemini Hedge Fund Services, LLC is an affiliate of the Sponsor.

During the year ended December 31, 2016, each Series changed its transfer agency provider from Phoenix American Financial Services, Inc. to Gemini Fund Services, LLC. Gemini Fund Services, LLC is an affiliate of the Sponsor.

7.	Financial Highlights

The following information presents the financial highlights of the Series for the years ended December 31, 2016, 2015 and 2014. This data has been derived from the information presented in the financial statements.

	Equinox Frontier Diversified Fund			Equinox Frontier Masters Fund			Equinox Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 1a	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2015	$115.52	$129.60	$119.87	$112.87	$126.60	$117.57	$94.76	$132.10	$106.19	$132.14	$106.86
Net operating results:
Interest income	0.67	0.75	0.70	0.77	0.87	0.81	0.19	0.26	0.20	0.26	0.21
Expenses	(10.13)	(7.17)	(6.64)	(9.79)	(8.07)	(7.50)	(5.68)	(5.17)	(4.17)	(5.18)	(4.21)
Net gain/(loss) on investments, net of non-controlling interests	10.37	9.76	9.34	8.95	9.38	9.01	3.50	2.37	3.46	3.58	4.64
Net income/(loss)	0.91	3.34	3.40	(0.07)	2.18	2.32	(1.98)	(2.54)	(0.52)	(1.34)	0.64
Net asset value, December 31, 2016	$116.43	$132.94	$123.27	$112.80	$128.78	$119.89	$92.78	$129.56	$105.67	$130.80	$107.50

Ratios to average net assets
Net investment income/(loss)	-10.07%	-5.79%	-5.79%	-9.87%	-6.84%	-6.84%	-7.65%	-4.84%	-4.84%	-4.84%	-4.83%
Expenses before incentive fees (3)(4)	8.82%	4.54%	4.54%	9.54%	6.51%	6.51%	7.49%	4.68%	4.68%	4.68%	4.63%
Expenses after incentive fees (3)(4)	10.83%	6.55%	6.55%	10.75%	7.72%	7.72%	7.91%	5.10%	5.10%	5.10%	5.09%
Total return before incentive fees (2)	2.79%	4.58%	4.84%	1.15%	2.93%	3.18%	-1.67%	-1.50%	-0.07%	-0.60%	1.05%
Total return after incentive fees (2)	0.79%	2.58%	2.84%	-0.06%	1.72%	1.97%	-2.09%	-1.92%	-0.49%	-1.01%	0.60%

	Equinox Frontier Balanced Fund						Equinox Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a		Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2015	$128.03	$133.59	$179.69	$154.88	$154.37		$90.35	$94.28	$125.11
Net operating results:
Interest income	0.15	0.15	0.21	0.18	0.18		0.01	0.00	0.01
Expenses	(8.21)	(4.49)	(6.04)	(5.22)	(5.21)		(6.11)	(3.30)	(4.37)
Net gain/(loss) on investments, net of non-controlling interests	14.83	15.72	21.13	19.21	19.15		9.81	10.18	13.50
Net income/(loss)	6.77	11.38	15.30	14.17	14.12		3.71	6.88	9.14
Net asset value, December 31, 2016	$134.80	$144.97	$194.99	$169.05	$168.49		$94.06	$101.16	$134.25

Ratios to average net assets
Net investment income/(loss)	-7.65%	-3.62%	-3.62%	-3.62%	-3.62%		-8.44%	-4.26%	-4.24%
Expenses before incentive fees (3)(4)	6.20%	2.16%	2.16%	2.16%	2.16%		8.14%	3.94%	3.94%
Expenses after incentive fees (3)(4)	7.80%	3.77%	3.77%	3.77%	3.77%		8.45%	4.26%	4.26%
Total return before incentive fees (2)	6.89%	10.12%	10.12%	10.75%	10.75%		4.42%	7.61%	7.62%
Total return after incentive fees (2)	5.29%	8.52%	8.51%	9.15%	9.15%		4.11%	7.30%	7.31%

	Equinox Frontier Winton Fund			Equinox Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2015	$164.17	$171.31	$217.51	$124.27	$129.67	$173.54
Net operating results:
Interest income	0.04	0.04	0.05	0.02	0.00	0.02
Expenses	(12.41)	(7.86)	(9.99)	(7.76)	(4.25)	(5.60)
Net gain/(loss) on investments, net of non-controlling interests	2.72	2.68	3.41	3.05	3.18	4.14
Net income/(loss)	(9.66)	(5.14)	(6.53)	(4.69)	(1.07)	(1.44)
Net asset value, December 31, 2016	$154.51	$166.17	$210.98	$119.58	$128.60	$172.10

Ratios to average net assets
Net investment income/(loss)	-9.91%	-5.88%	-5.88%	-8.17%	-4.15%	-4.14%
Expenses before incentive fees (3)(4)	9.66%	5.63%	5.63%	8.11%	4.07%	4.07%
Expenses after incentive fees (3)(4)	9.94%	5.91%	5.91%	8.19%	4.15%	4.15%
Total return before incentive fees (2)	-5.60%	-2.71%	-2.72%	-3.69%	-0.75%	-0.75%
Total return after incentive fees (2)	-5.88%	-3.00%	-3.00%	-3.77%	-0.83%	-0.83%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.
(4)	Expense ratios do not include mangement and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees are included in the total return.

	Equinox Frontier Diversified Fund			Equinox Frontier Masters Fund			Equinox Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 2	Class 3	Class 1a	Class 2a	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2014	$113.09	$124.67	$115.03	$116.61	$128.53	$119.06	$138.30	$138.34	$101.12	$111.35	$111.77
Net operating results:
Interest income	1.25	1.38	1.27	1.26	1.39	1.29	1.30	1.30	0.94	1.04	1.04
Expenses	(12.26)	(10.18)	(9.38)	(11.75)	(10.13)	(9.34)	(10.10)	(10.10)	(9.53)	(8.12)	(8.06)
Net gain/(loss) on investments, net of non-controlling interests	13.46	13.73	12.95	6.75	6.81	6.56	2.60	2.60	2.23	1.92	2.11
Net income/(loss)	2.43	4.93	4.84	(3.74)	(1.93)	(1.49)	(6.20)	(6.20)	(6.36)	(5.16)	(4.91)
Net asset value, December 31, 2015	$115.52	$129.60	$119.87	$112.87	$126.60	$117.57	$132.10	$132.14	$94.76	$106.19	$106.86

Ratios to average net assets (3)
Net investment income/(loss)	-9.10%	-6.56%	-6.56%	-8.92%	-6.70%	-6.70%	-6.03%	-6.03%	-8.11%	-6.03%	-6.03%
Expenses before incentive fees (4)	6.60%	4.06%	4.06%	7.45%	5.23%	5.23%	4.89%	4.89%	6.97%	4.89%	4.78%
Expenses after incentive fees (4)	10.13%	7.59%	7.59%	9.99%	7.77%	7.77%	6.91%	6.91%	9.00%	6.91%	6.91%
Total return before incentive fees (2)	5.68%	7.49%	7.74%	-0.67%	1.03%	1.28%	-2.46%	-2.45%	-4.26%	-2.61%	-2.26%
Total return after incentive fees (2)	2.15%	3.95%	4.21%	-3.21%	-1.50%	-1.25%	-4.48%	-4.48%	-6.29%	-4.63%	-4.39%

	Equinox Frontier Balanced Fund						Equinox Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a		Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2014	$131.54	$133.20	$179.16	$153.02	$152.52		$95.61	$96.82	$128.48
Net operating results:
Interest income	0.04	0.04	0.06	0.05	0.05		0.00	0.00	0.00
Expenses	(8.91)	(4.94)	(6.65)	(5.70)	(5.68)		(6.63)	(3.84)	(5.11)
Net gain/(loss) on investments, net of non-controlling interests	5.36	5.29	7.12	7.51	7.50		1.37	1.30	1.74
Net income/(loss)	(3.51)	0.39	0.53	1.86	1.85		(5.26)	(2.54)	(3.37)
Net asset value, December 31, 2015	$128.03	$133.59	$179.69	$154.88	$154.37		$90.35	$94.28	$125.11

Ratios to average net assets (3)
Net investment income/(loss)	-6.50%	-3.50%	-3.50%	-3.50%	-3.50%		-6.91%	-3.91%	-3.91%
Expenses before incentive fees (4)	4.80%	1.80%	1.80%	1.80%	1.80%		5.82%	2.82%	2.82%
Expenses after incentive fees (4)	6.53%	3.53%	3.53%	3.53%	3.53%		6.91%	3.91%	3.91%
Total return before incentive fees (2)	-0.94%	2.02%	2.03%	2.95%	2.95%		-4.42%	-1.54%	-1.54%
Total return after incentive fees (2)	-2.67%	0.29%	0.30%	1.22%	1.21%		-5.50%	-2.62%	-2.62%

	Equinox Frontier Winton Fund			Equinox Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2014	$175.95	$178.18	$226.23	$130.28	$131.93	$176.56
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(15.25)	(10.28)	(13.06)	(9.27)	(5.42)	(7.26)
Net gain/(loss) on investments, net of non-controlling interests	3.47	3.41	4.34	3.26	3.16	4.24
Net income/(loss)	(11.78)	(6.87)	(8.72)	(6.01)	(2.26)	(3.02)
Net asset value, December 31, 2015	$164.17	$171.31	$217.51	$124.27	$129.67	$173.54

Ratios to average net assets (3)
Net investment income/(loss)	-8.74%	-5.74%	-5.74%	-6.97%	-3.97%	-3.97%
Expenses before incentive fees (4)	6.88%	3.88%	3.88%	5.94%	2.94%	2.94%
Expenses after incentive fees (4)	8.74%	5.74%	5.74%	6.97%	3.97%	3.97%
Total return before incentive fees (2)	-4.83%	-1.99%	-1.99%	-3.58%	-0.68%	-0.68%
Total return after incentive fees (2)	-6.70%	-3.86%	-3.85%	-4.61%	-1.71%	-1.71%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees.
(4)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

	Equinox Frontier Diversified Fund (5)			Equinox Frontier Masters Fund			Equinox Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 2	Class 3	Class 1a	Class 2a	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2013	$87.10	$94.35	$84.21	$91.83	$99.46	$91.91	$125.26	$125.30	$92.73	$100.34	$100.47
Net operating results:
Interest income	0.94	1.03	1.01	1.08	1.19	1.16	1.47	1.47	1.09	1.18	1.22
Expenses	(13.06)	(12.11)	(11.89)	(11.55)	(10.53)	(10.27)	(9.22)	(9.26)	(8.72)	(7.40)	(7.64)
Net gain/(loss) on investments, net of non-controlling interests	38.11	41.40	41.70	35.25	38.41	36.26	20.79	20.83	16.02	17.23	17.72
Net income/(loss)	25.99	30.32	30.82	24.78	29.07	27.15	13.04	13.04	8.39	11.01	11.30
Net asset value, December 31, 2014	$113.09	$124.67	$115.03	$116.61	$128.53	$119.06	$138.30	$138.34	$101.12	$111.35	$111.77

Ratios to average net assets (3)
Net investment income/(loss)	-13.72%	-11.36%	-11.36%	-11.32%	-9.17%	-9.17%	-6.27%	-6.27%	-8.35%	-6.27%	-6.27%
Expenses before incentive fees (4)	6.62%	4.26%	4.26%	8.08%	5.92%	5.92%	6.06%	6.06%	8.15%	6.06%	6.02%
Expenses after incentive fees (4)	14.78%	12.41%	12.41%	12.49%	10.34%	10.34%	7.46%	7.46%	9.54%	7.46%	7.46%
Total return before incentive fees (2)	38.00%	40.29%	44.75%	31.40%	33.64%	33.96%	11.80%	11.80%	10.44%	12.37%	12.68%
Total return after incentive fees (2)	29.84%	32.14%	36.60%	26.98%	29.23%	29.54%	10.41%	10.41%	9.05%	10.97%	11.25%

	Equinox Frontier Balanced Fund (6)						Equinox Frontier Select Fund (6)
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a		Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2013	$106.29	$102.62	$140.49	$118.80	$118.41		$79.86	$75.53	$104.14
Net operating results:
Interest income	0.03	0.03	0.04	0.04	0.04		0.00	0.00	0.00
Expenses	(9.48)	(6.71)	(8.38)	(7.17)	(7.13)		(7.61)	(5.48)	(6.93)
Net gain/(loss) on investments, net of non-controlling interests	34.70	37.26	47.01	41.35	41.20		23.36	26.77	31.27
Net income/(loss)	25.25	30.58	38.67	34.22	34.11		15.75	21.29	24.34
Net asset value, December 31, 2014	$131.54	$133.20	$179.16	$153.02	$152.52		$95.61	$96.82	$128.48

Ratios to average net assets (3)
Net investment income/(loss)	-8.79%	-5.79%	-5.79%	-5.79%	-5.79%		-9.61%	-6.61%	-6.61%
Expenses before incentive fees (4)	4.92%	1.92%	1.92%	1.92%	1.92%		7.14%	4.14%	4.14%
Expenses after incentive fees (4)	8.82%	5.82%	5.82%	5.82%	5.82%		9.61%	6.61%	6.61%
Total return before incentive fees (2)	27.65%	33.69%	31.42%	32.70%	32.70%		22.20%	30.66%	25.85%
Total return after incentive fees (2)	23.76%	29.80%	27.53%	28.80%	28.81%		19.72%	28.19%	23.37%

	Equinox Frontier Winton Fund (6)			Equinox Frontier Heritage Fund (6)
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2013	$139.59	$138.93	$174.17	$102.05	$98.80	$134.21
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(17.82)	(13.99)	(17.09)	(10.02)	(7.36)	(9.27)
Net gain/(loss) on investments, net of non-controlling interests	54.18	53.24	69.15	38.25	40.49	51.62
Net income/(loss)	36.36	39.25	52.06	28.23	33.13	42.35
Net asset value, December 31, 2014	$175.95	$178.18	$226.23	$130.28	$131.93	$176.56

Ratios to average net assets (3)
Net investment income/(loss)	-12.22%	-9.22%	-9.22%	-9.68%	-6.67%	-6.67%
Expenses before incentive fees (4)	7.09%	4.09%	4.09%	6.53%	3.53%	3.53%
Expenses after incentive fees (4)	12.22%	9.22%	9.22%	9.68%	6.67%	6.67%
Total return before incentive fees (2)	31.18%	33.38%	35.02%	30.81%	36.68%	34.70%
Total return after incentive fees (2)	26.05%	28.25%	29.89%	27.66%	33.53%	31.56%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees.
(4)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.
(5)	Class 3 began operations on February 24, 2014.
(6)	Class 1AP began operations on July 31, 2014.

8.	Derivative Instruments and Hedging Activities

The Series’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Series do not enter into or hold positions for hedging purposes as defined under ASC 815, Derivatives and Hedging (“ASC 815”). The detail of the fair value of the Series’ derivatives by instrument types as of December 31, 2016 and 2015 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to each Series’ position in swap contracts.

The following tables summarize the monthly averages of futures contracts bought and sold for each respective Series of the Trust:

For the Year Ended December 31, 2016
Monthly average contracts:
	Bought	Sold

Equinox Frontier Balanced Fund	3,551	3,667
Equinox Frontier Long/Short Commodity Fund	17	7
Equinox Frontier Select Fund	2,403	2,134
Equinox Frontier Winton Fund	646	768

For the Year Ended December 31, 2015
Monthly average contracts:
	Bought	Sold

Equinox Frontier Balanced Fund	5,930	6,000
Equinox Frontier Diversified Fund	7,657	7,698
Equinox Frontier Select Fund	2,213	2,285
Equinox Frontier Winton Fund	629	697

For the Year Ended December 31, 2014
Monthly average contracts:
	Bought	Sold

Equinox Frontier Long/Short Commodity Fund	3,583	3,892
Equinox Frontier Balanced Fund	8,795	8,811
Equinox Frontier Diversified Fund	9,017	8,941

The following tables summarize the trading revenues for the years ended December 31, 2016, 2015 and 2014 by sector:

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended December 31, 2016

	Equinox Frontier
	Long/Short	Equinox Frontier	Equinox Frontier	Equinox Frontier
Type of contract	Commodity Fund	Balanced Fund	Select Fund	Winton Fund

Metals	$(34,888)	$182,563	$(410,694)	$(2,388,858)
Currencies	—	(13,492)	900,699	2,423,468
Energies	62,750	(486,968)	(341,104)	(1,997,815)
Agriculturals	(118,076)	104,957	(239,338)	(645,570)
Interest rates	—	5,052,510	1,821,479	3,484,057
Stock indices	—	(1,061,138)	375,929	(282,419)
Realized trading income/(loss)(1)	$(90,214)	$3,778,432	$2,106,971	$592,863

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended December 31, 2015

	Equinox Frontier	Equinox Frontier	Equinox Frontier	Equinox Frontier
Type of contract	Diversified Fund	Balanced Fund	Select Fund	Winton Fund

Metals	$(290,825)	$(1,177,902)	$318,485	$1,193,164
Currencies	1,383,673	(1,439,511)	(1,139,499)	(708,080)
Energies	583,688	1,689,728	2,554,163	4,578,349
Agriculturals	(393,721)	(713,403)	(430,337)	163,315
Interest rates	4,591,068	2,060,482	465,975	2,023,333
Stock indices	2,725,801	(584,380)	(383,178)	(3,884,112)
Realized trading income/(loss)(1)	$8,599,684	$(164,986)	$1,385,609	$3,365,969

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended December 31, 2014

	Equinox Frontier
	Long/Short	Equinox Frontier	Equinox Frontier
Type of contract	Commodity Fund	Balanced Fund	Diversified Fund

Metals	$(60,704)	$395,916	$(137,422)
Currencies	(278,672)	4,230,277	2,058,953
Energies	(1,920,468)	514,658	1,116,359
Agriculturals	(252,807)	712,902	1,285,340
Interest rates	(223,175)	10,131,219	7,556,999
Stock indices	154,966	(1,678,771)	3,975,474
Realized trading income/(loss)(1)	$(2,580,860)	$14,306,201	$15,855,703

(1)	Amounts recorded in the Statements of Operations under Net realized gain(loss) on futures, forwards and options

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2016

	Equinox Frontier
	Long/Short	Equinox Frontier	Equinox Frontier	Equinox Frontier
Type of contract	Commodity Fund	Balanced Fund	Select Fund	Winton Fund

Metals	$40,106	$60,680	$(97,042)	$(577,784)
Currencies	88,181	(568,349)	231,035	92,870
Energies	310,673	127,622	(457,542)	(165,261)
Agriculturals	265,514	(8,243)	(47,280)	105,158
Interest rates	6,479	88,321	435,147	699,717
Stock indices	(17,690)	(40,687)	122,797	311,568
Change in unrealized trading income/(loss)(1)	$693,263	$(340,656)	$187,115	$466,268

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2015

	Equinox Frontier	Equinox Frontier	Equinox Frontier	Equinox Frontier
Type of contract	Diversified Fund	Balanced Fund	Select Fund	Winton Fund

Metals	$826,351	$98,396	$341,471	$(258,245)
Currencies	(193,292)	326,929	68,644	(1,135,570)
Energies	147,793	(655,732)	(87,484)	(477,721)
Agriculturals	90,444	(27,073)	(193,259)	195,067
Interest rates	(924,670)	(1,209,945)	(1,031,494)	(587,015)
Stock indices	503,775	(155,839)	(298,237)	136,082
Change in unrealized trading income/(loss)(1)	$450,401	$(1,623,264)	$(1,200,359)	$(2,127,402)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2014

	Equinox Frontier
	Long/Short	Equinox Frontier	Equinox Frontier
Type of contract	Commodity Fund	Balanced Fund	Diversified Fund

Metals	$(162,388)	$(637,522)	$(146,990)
Currencies	(6,439)	(1,098,156)	844,069
Energies	1,631,427	711,051	533,875
Agriculturals	(574,982)	(445,848)	17,224
Interest rates	322,580	1,984,817	2,428,862
Stock indices	(248,852)	(889,661)	(2,255,470)
Change in unrealized trading income/(loss)(1)	$961,346	$(375,319)	$1,421,570

(1)	Amounts recorded in the Statements of Operations under Net change in open trade equity/(deficit)

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

The following tables present gross and net information about the Series’ assets and liabilities subject to master netting arrangements as disclosed on the statements of financial condition as of December 31, 2016 and 2015.

As of December 31, 2016

			Net Amounts
	Gross Amounts of	Gross Amounts offset	Presented in the
	recognized	in the Statements of	Statements of
	Derivative Assets	Financial Condition	Financial Condition

Equinox Frontier Balanced Fund
Open Trade Equity/(Deficit)	$515,659	$(277,998)	$237,661
Swap Contracts	18,939,450	—	18,939,450

Equinox Frontier Diversified Fund
Swap Contracts	$8,637,847	$—	$8,637,847

Equinox Frontier Long/Short Commodity Fund
Swap Contracts	$4,220,468	$—	$4,220,468

Equinox Frontier Heritage Fund
Swap Contracts	$8,391,414	$—	$8,391,414

Equinox Frontier Select Fund
Open Trade Equity/(Deficit)	$1,136,504	$(450,482)	$686,022

Equinox Frontier Winton Fund
Open Trade Equity/(Deficit)	$2,393,850	$(1,171,326)	$1,222,524

As of December 31, 2015

			Net Amounts
	Gross Amounts of	Gross Amounts offset	Presented in the
	recognized	in the Statements of	Statements of
	Derivative Assets	Financial Condition	Financial Condition

Equinox Frontier Balanced Fund
Open Trade Equity/(Deficit)	$26,882	$(15,352)	$11,530
Swap Contracts	19,157,520	—	19,157,520

Equinox Frontier Diversified Fund
Swap Contracts	$8,685,849	$—	$8,685,849

Equinox Frontier Long/Short Commodity Fund
Swap Contracts	$4,332,428	$—	$4,332,428

Equinox Frontier Heritage Fund
Swap Contracts	$7,960,268	$—	$7,960,268

Equinox Frontier Select Fund
Open Trade Equity/(Deficit)	$495,020	$(32,681)	$462,339

Equinox Frontier Winton Fund
Open Trade Equity/(Deficit)	$768,118	$(168,539)	$599,579

9.	Trading Activities and Related Risks

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

The Trust has guaranteed the obligations of the Trading Companies under the customer agreements with UBS Securities LLC as Clearing Broker. In the event that one Series of the Trust is unable to meet its obligations to UBS Securities LLC, the assets of the other Series will be available to UBS Securities LLC as part of the guarantee, but only to the extent of such Series’ pro rata allocation to the Trading Company. The Series have not recorded any liability for the indemnifications in the accompanying financial statement, as it expects any possibility of losses to be remote. As of September 2016, the Trust no longer uses UBS Securities LLC as a Clearing Broker.

11.	Subsequent Events

On December 5, 2016, Equinox Fund Management, LLC (“Equinox”), Frontier Fund Management LLC (the “New Managing Owner”), and Wakefield Advisors, LLC (“Wakefield”) entered into a Unit Purchase Agreement (the “Agreement”). Equinox was the Managing Owner of the Trust and the Series. Pursuant to the Agreement, Equinox agreed to transfer to the New Managing Owner such amount of Equinox’s General Units (as defined in the Trust Agreement) as the Managing Owner shall be required to hold in its capacity as managing owner of the Trust pursuant to the Trust Agreement, and redeem the remainder of Equinox’s General Units (the “Transaction”).

The Transaction was consummated on March 6, 2017, and upon consummation of the Transaction, the New Managing Owner became the managing owner of the Trust and each Series, in replacement of Equinox. Consequently, consummation of the Transaction constituted a change of operational control in respect of the Trust and each Series.

In connection with the foregoing, the Trust Agreement was amended to effect certain changes to replace Equinox as the Managing Owner and to reflect the New Managing Owner as the new managing owner. Also, the New Managing Owner has temporarily suspended the sale of Units (as defined in the Trust Agreement) while the Managing Owner engages with the Securities and Exchange Commission to have declared effective a post-effective amendment to the Series’ registration statements, as well as approval by the NFA. The Series will file Form 8-K to announce the resumption of the sale of Units, which the New Managing Owner expects will occur shortly.

The New Managing Owner is seeking to cause the suspension to be lifted as promptly as practicable.

Any forward-looking statements herein are based on expectations of the New Managing Owner at this time. Whether or not actual results and developments will conform to the New Managing Owner’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in the Series’ prospectuses, general economic, market and business conditions, changes in laws or regulations or other actions made by governmental authorities or regulatory bodies, and other world economic and political developments. The Series and the New Managing Owner undertake no duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Report of Independent Registered Public Accounting Firm

To the Executive Committee

Equinox Frontier Funds

We have audited the accompanying consolidated statements of financial condition, including the consolidated condensed schedules of investments, of Equinox Frontier Funds (the Trust) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in owners’ capital, and cash flows for each of the three years in the period then ended. These consolidated financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Equinox Frontier Funds as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 10 to the consolidated financial statements, on March 6, 2017 a unit purchase agreement between Frontier Fund Management LLC (New Managing Owner) and Equinox Fund Management (Equinox) was consummated whereby Equinox’s general units were transferred to the New Managing Owner. Upon consummation, the New Managing Owner became the managing owner of the Trust and each Series, in replacement of Equinox.

/s/ RSM US LLP

Denver, Colorado

March 31, 2017

Equinox Frontier Funds

Consolidated Statements of Financial Condition

December 31, 2016 and 2015

	12/31/16	12/31/15

ASSETS

Cash and cash equivalents	$4,747,043	$13,975,625
U.S. Treasury securities, at fair value	42,757,604	117,478,438
Receivable from futures commission merchants	32,852,013	72,731,570
Open trade equity, at fair value	2,146,207	—
Options purchased, at fair value	—	526,288
Swap contracts, at fair value	40,189,178	40,136,065
Investments in private investment companies, at fair value	107,717,118	—
Prepaid service fees	—	24,251
Interest receivable	798,053	2,039,516
Receivables from related parties	87,670	3,120
Other assets	—	17

Total Assets	$231,294,886	$246,914,890

LIABILITIES & CAPITAL

LIABILITIES
Open trade deficit, at fair value	$—	$4,348,870
Written options, at fair value	—	165,760
Pending owner additions	—	36,462
Owner redemptions payable	1,137,772	612,170
Incentive fees payable to Managing Owner	—	382,136
Management fees payable to Managing Owner	433,430	402,943
Interest payable to Managing Owner	63,275	162,121
Trading fees payable to Managing Owner	523,099	282,522
Service fees payable to Managing Owner	239,520	273,856
Risk analysis fees payable	15,673	—
Payables to related parties	85,078	63,744
Advance on unrealized Swap Appreciation	9,441,555	—
Other liabilities	144,049	7

Total Liabilities	12,083,451	6,730,591

OWNERS CAPITAL
Managing Owner Units	2,276,211	5,798,155
Limited Owner Units	216,935,224	234,386,144

Total Owners Capital	219,211,435	240,184,299

Total Liabilities and Owners Capital	$231,294,886	$246,914,890

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Fund

Consolidated Condensed Schedule of Investments

December 31, 2016

		Fair	% of Total Capital
Description		Value	(Net Asset Value)
LONG FUTURES CONTRACTS *
	Various base metals futures contracts (U.S.)	$(20,244)	-0.01%
	Various currency futures contracts (Europe)	73,909	0.03%
	Various currency futures contracts (Far East)	1,360	0.00%
	Various currency futures contracts (Oceanic)	(41,946)	-0.02%
	Various currency futures contracts (U.S.)	50,242	0.02%
	Various energy futures contracts (U.S.)	218,762	0.10%
	Various energy futures contracts (Europe)	4,150	0.00%
	Various energy futures contracts (Far East)	8,788	0.00%
	Various interest rates futures contracts (Canada)	(503)	0.00%
	Various interest rates futures contracts (Europe)	255,450	0.12%
	Various interest rates futures contracts (Oceanic)	103	0.00%
	Various interest rates futures contracts (U.S.)	25,285	0.01%
	Various precious metal futures contracts (U.S.)	(3,860)	0.00%
	Various precious metal futures contracts (Far East)	1,950	0.00%
	Various soft futures contract (Europe)	1,956	0.00%
	Various soft futures contract (Canada)	(1,115)	0.00%
	Various soft futures contract (Far East)	111	0.00%
	Various soft futures contract (U.S.)	(178,253)	-0.08%
	Various soft futures contracts (Far East)	2,808	0.00%
	Various stock index futures contracts (Canada)	925	0.00%
	Various stock index futures contracts (Europe)	302,352	0.14%
	Various stock index futures contracts (Far East)	362,606	0.17%
	Various stock index futures contracts (Oceanic)	61,876	0.03%
	Various stock index futures contracts (U.S.)	(284,324)	-0.13%
	Total Long Futures Contracts	$842,388	0.38%
SHORT FUTURES CONTRACTS *
	Various base metals futures contracts (U.S.)	$(200,612)	-0.09%
	Various currency futures contracts (Canada)	11,735	0.01%
	Various currency futures contracts (Europe)	358,276	0.16%
	Various currency futures contracts (Far East)	187,929	0.09%
	Various currency futures contracts (Oceanic)	7,603	0.00%
	Various currency futures contracts (U.S.)	1,130	0.00%
	Various energy futures contracts (U.S.)	(82,280)	-0.04%
	Various interest rates futures contracts (Canada)	5,396	0.00%
	Various interest rates futures contracts (Europe)	(17,617)	-0.01%
	Various interest rates futures contracts (Far East)	(16,393)	-0.01%
	Various interest rates futures contracts (Oceanic)	22,526	0.01%
	Various interest rates futures contracts (U.S.)	172,279	0.08%
	Various precious metal futures contracts (U.S.)	208,285	0.10%
	Various soft futures contract (U.S.)	401,926	0.18%
	Various soft futures contracts (Europe)	111,769	0.05%
	Various soft futures contracts (U.S.)	62,055	0.03%
	Various stock index futures contracts (Africa)	4,459	0.00%
	Various stock index futures contracts (Canada)	—	0.00%
	Various stock index futures contracts (Europe)	(2,802)	0.00%
	Various stock index futures contracts (Far East)	(2,456)	0.00%
	Various stock index futures contracts (Oceanic)	—	0.00%
	Various stock index futures contracts (U.S.)	16,027	0.01%
	Total Short Futures Contracts	$1,249,235	0.57%
CURRENCY FORWARDS *
	Various currency forwards contracts (NA)	$54,584	0.02%
	Total Currency Forwards	$54,584	0.02%
	Total Open Trade Equity (Deficit)	$2,146,207	0.97%
SWAPS (1)
	Frontier Brevan Howard swap (U.S.)	$8,391,414	3.83%
	Frontier XXXIV Balanced select swap (U.S.)	18,939,450	8.65%
	Frontier XXXV Diversified select swap (U.S.)	8,637,847	3.94%
	Frontier XXXVII L/S select swap (U.S.)	4,220,467	1.93%
	Total Swaps	$40,189,178	18.35%
PRIVATE INVESTMENT COMPANIES (2)
	Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	$11,559,976	5.28%
	Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	11,465,608	5.23%
	Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	6,526,957	2.98%
	Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	11,174,877	5.10%
	Galaxy Plus Fund - QIM Feeder Fund (526) LLC	20,442,933	9.33%
	Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	19,226,675	8.78%
	Galaxy Plus Fund - Quest Feeder Fund (517) LLC	3,899,040	1.78%
	Galaxy Plus Fund - Quest Fit Feeder Fund (517) LLC	11,197,020	5.11%
	Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	4,643,329	2.12%
	Galaxy Plus Fund - LRR Feeder Fund (522) LLC	7,580,703	3.46%
	Total Private Investment Companies	$107,717,118	49.17%

		Fair Value	Fair Value
U.S. TREASURY SECURITIES

FACE VALUE

$16,400,000	US Treasury Note 6.000% due 02/15/2026 (Cost $22,970,250)	$22,193,498	10.13%
$15,900,000	US Treasury Note 6.875% due 08/15/2025 (Cost $28,322,622)	20,564,106	9.39%
	Total U.S. Treasury Securities	$42,757,604	19.52%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Consolidated Financial Statements, Note 4.
(2)	See Notes to Consolidated Financial Statements, Note 5.

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Fund

Consolidated Condensed Schedule of Investments

December 31, 2015

		Fair	% of Total Capital
Description		Value	(Net Asset Value)
LONG FUTURES CONTRACTS *
	Various base metals futures contracts (Europe)	$(96,596)	-0.04%
	Various base metals futures contracts (U.S.)	(1,250,449)	-0.52%
	Various currency futures contracts (Singapore)	6,824	0.00%
	Various currency futures contracts (U.S.)	54,431	0.02%
	Various energy futures contracts (Europe)	13,493	0.01%
	Various energy futures contracts (Far East)	605	0.00%
	Various energy futures contracts (U.S.)	(2,605,923)	-1.08%
	Brent Crude Oil Settling 1/29/2016 (Number of Contracts: 546)	(3,709,735)	-1.54%
	WTI Crude Oil Settling 5/31/2016 (Number of Contracts: 925)	(7,677,427)	-3.20%
	Heating Oil Settling 1/29/2016 (Number of Contracts: 314)	(4,145,156)	-1.73%
	Various interest rates futures contracts (Canada)	111,674	0.05%
	Various interest rates futures contracts (Europe)	(686,234)	-0.29%
	Various interest rates futures contracts (Far East)	304,974	0.13%
	Various interest rates futures contracts (Oceanic)	(19,910)	-0.01%
	Various interest rates futures contracts (U.S.)	(568,406)	-0.24%
	Various precious metal futures contracts (U.S.)	(2,773,754)	-1.15%
	Various soft futures contracts (Canada)	513	0.00%
	Various soft futures contracts (Europe)	73,103	0.03%
	Various soft futures contracts (Oceanic)	5,505	0.00%
	Various soft futures contracts (U.S.)	349,981	0.15%
	Various stock index futures contracts (Canada)	(43,551)	-0.02%
	Various stock index futures contracts (Europe)	100,955	0.04%
	Various stock index futures contracts (Far East)	(184,632)	-0.08%
	Various stock index futures contracts (Oceanic)	(2,642)	0.00%
	Various stock index futures contracts (U.S.)	135,830	0.06%
	Total Long Futures Contracts	$(22,606,527)	-9.41%
SHORT FUTURES CONTRACTS *
	Various base metals futures contracts (Europe)	$402,411	0.17%
	Various base metals futures contracts (U.S.)	113,542	0.05%
	Various currency futures contracts (U.S.)	1,304,853	0.54%
	Various energy futures contracts (Europe)	29,608	0.01%
	Various energy futures contracts (Far East)	1,430	0.00%
	Various energy futures contracts (U.S.)	3,963,547	1.65%
	WTI Crude Oil Settling 4/30/2016 (Number of Contracts: 845)	4,039,571	1.68%
	WTI Crude Oil Settling 6/29/2016 (Number of Contracts: 756)	3,923,021	1.63%
	Heating Oil Settling 8/1/2016 (Number of Contracts: 210)	3,342,927	1.39%
	Various interest rates futures contracts (Canada)	912	0.00%
	Various interest rates futures contracts (Europe)	130,658	0.05%
	Various interest rates futures contracts (Far East)	(18,300)	-0.01%
	Various interest rates futures contracts (Oceanic)	(171,001)	-0.07%
	Various interest rates futures contracts (U.S.)	148,445	0.06%
	Various precious metal futures contracts (Far East)	4,492	0.00%
	Various precious metal futures contracts (U.S.)	1,320,899	0.55%
	Various precious metal futures contracts (Far East)	(2,639)	0.00%
	Various soft futures contract (Europe)	(10,130)	0.00%
	Various soft futures contracts (Canada)	(1,321)	0.00%
	Various soft futures contracts (Europe)	49,202	0.02%
	Various soft futures contracts (Far East)	(1,348)	0.00%
	Various soft futures contracts (Singapore)	930	0.00%
	Various soft futures contracts (U.S.)	(364,588)	-0.15%
	Various stock index futures contracts (Africa)	(10,962)	0.00%
	Various stock index futures contracts (Canada)	(23,117)	-0.01%
	Various stock index futures contracts (Europe)	(23,385)	-0.01%
	Various stock index futures contracts (Far East)	87,447	0.04%
	Various stock index futures contracts (Mexico)	790	0.00%
	Various stock index futures contracts (Oceanic)	(12,679)	-0.01%
	Various stock index futures contracts (U.S.)	(39,052)	-0.02%
	Various stock index futures contracts (Warsaw)	(3,926)	0.00%
	Total Short Futures Contracts	$18,182,237	7.57%
CURRENCY FORWARDS *
	Various currency forwards contracts (NA)	$75,418	0.03%
	Total Currency Forwards	$75,418	0.03%
	Total Open Trade Equity (Deficit)	$(4,348,872)	-1.81%
OPTIONS PURCHASED *
	Various energy futures contracts (U.S.)	$154,530	0.06%
	Various stock index futures contracts (U.S.)	371,758	0.15%
	Total Options Purchased	$526,288	0.21%
OPTIONS WRITTEN *
	Various energy futures contracts (U.S.)	$(165,760)	-0.07%
	Total Options Written	$(165,760)	-0.07%
SWAPS (1)
	Frontier Brevan Howard swap (U.S.)	$7,960,269	3.31%
	Frontier XXXIV Balanced select swap (U.S.)	19,157,519	7.98%
	Frontier XXXV Diversified select swap (U.S.)	8,685,849	3.62%
	Frontier XXXVII L/S select swap (U.S.)	4,332,428	1.80%
	Total Swaps	$40,136,065	16.71%

		Fair Value	Fair Value
U.S. TREASURY SECURITIES

FACE VALUE

$67,000,000	US Treasury Note 6.000% due 02/15/2026 (Cost $99,934,764)	$89,465,938	37.25%
$20,000,000	US Treasury Note 6.875% due 08/15/2025 (Cost $28,322,622)	28,012,500	11.66%
	Total U.S. Treasury Securities	$117,478,438	48.91%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net
(1)	See Notes to Consolidated Financial Statements, Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Funds
Consolidated Statements of Operations
For the Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014

Investment income:
Interest - net	$585,952	$1,034,549	$1,121,287

Total Income	585,952	1,034,549	1,121,287

Expenses:
Incentive Fees	2,980,696	5,723,374	11,993,289
Management Fees	3,235,153	5,028,224	5,857,792
Risk analysis Fees	89,265	—	—
Service Fees - Class 1	3,586,271	4,309,654	4,357,428
Trading Fees	3,613,634	3,452,315	3,327,096

Total Expenses	13,505,019	18,513,567	25,535,605

Investment income/(loss) - net	(12,919,067)	(17,479,018)	(24,414,318)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	4,588,561	34,717,764	56,215,423
Net unrealized gain/(loss) on private investment companies	4,405,026	—	—
Net realized gain/(loss) on private investment companies	776,630	—	—
Net change in open trade equity/(deficit)	6,811,181	(19,985,903)	(1,839,399)
Net unrealized gain/(loss) on swap contracts	53,113	3,145,177	14,538,860
Net realized gain/(loss) on U.S. Treasury securities	7,709,486	1,146,411	(429,638)
Net unrealized gain/(loss) on U.S. Treasury securities	(5,181,917)	(2,972,057)	13,833,243
Trading commissions	(732,436)	(2,741,423)	(3,832,184)

Net gain/(loss) on investments	18,429,644	13,309,969	78,486,305

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$5,510,577	$(4,169,049)	$54,071,987

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Funds
Consolidated Statements of Changes in Owners’ Capital
For the Years Ended December 31, 2016, 2015 and 2014

	Managing	Limited
	Owner	Owners	Total

Owners’ Capital, December 31, 2013	$4,801,516	$296,220,779	$301,022,295

Sale of Units	23,159	15,657,259	15,680,418
Redemption of Units	(317,674)	(100,250,717)	(100,568,391)
Net increase/(decrease) in Owners’
Capital resulting from operations	1,165,260	52,906,727	54,071,987

Owners’ Capital, December 31, 2014	5,672,261	264,534,048	270,206,309

Sale of Units	—	19,606,202	19,606,202
Redemption of Units	—	(46,670,773)	(46,670,773)
Payment made by Managing Owner	—	1,211,610	1,211,610
Net increase/(decrease) in Owners’
Capital resulting from operations	125,894	(4,294,943)	(4,169,049)

Owners’ Capital, December 31, 2015	5,798,155	234,386,144	240,184,299

Sale of Units	4,923	11,272,734	11,277,657
Redemption of Units	(3,732,623)	(34,028,475)	(37,761,098)
Net increase/(decrease) in Owners’
Capital resulting from operations	205,756	5,304,821	5,510,577

Owners’ Capital, December 31, 2016	$2,276,211	$216,935,224	$219,211,435

The consolidated Trust is not unitized as are the individual Series of the Trust

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Funds
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$5,510,577	$(4,169,049)	$54,071,987
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity	(7,171,709)	19,173,292	850,228
Net change in options purchased	526,288	8,549,595	(6,042,013)
Net change in options written	(165,760)	(8,798,078)	7,741,316
Net unrealized (gain)/loss on swap contracts	(53,113)	(3,145,177)	(14,535,358)
Net unrealized (gain)/loss on U.S. Treasury securities	5,181,917	2,972,057	(13,833,243)
Net realized (gain)/loss on U.S. Treasuries securities	(7,709,486)	(1,146,411)	429,638
Net unrealized gain/(loss) on private investment companies	(4,405,026)	—	—
Net realized gain/(loss) on private investment companies	(776,630)	—	—
(Purchases) sales of:
(Purchases) of swap contracts	—	(1,000,000)	—
(Purchases) of U.S. Treasury securities	(25,877,151)	(21,196,875)	(14,984,410)
Sales of U.S. Treasury securities	102,379,233	39,359,391	82,112,859
(Purchases) of Private Investment Companies	(107,326,025)	—	—
Sales of Private Investment Companies	5,467,195	—	—
U.S. Treasury interest and premium paid/amortized	746,321	2,486,916	—
Increase and/or decrease in:
Receivable from futures commission merchants	39,879,557	(6,820,222)	(4,768,450)
Prepaid service fees	24,251	(8,209)	4,010
Interest receivable	1,241,463	111,502	501,949
Receivable from related parties	(84,550)	2,541	390
Other assets	29	499,993	(499,955)
Interest payable	—	—	—
Incentive fees payable to Managing Owner	(382,136)	(6,283,192)	5,254,068
Management fees payable to Managing Owner	30,487	(65,211)	(137,065)
Interest payable to Managing Owner	(98,846)	(40,965)	(78,476)
Trading fees payable to Managing Owner	240,577	(42,332)	(36,543)
Service fees payable to Managing Owner	(34,336)	(62,259)	(68,919)
Risk analysis fees payable	15,673	—	—
Payables to related parties	21,334	25,817	18,978
Other liabilities	144,042	(6)	—

Net cash provided by operating activities	7,324,176	20,403,118	96,000,991
Cash Flows from Financing Activities:

Proceeds from sale of capital	11,277,657	19,606,202	15,680,430
Payment for redemption of capital	(37,761,098)	(46,670,773)	(100,568,391)
Payment from the Managing Owner	—	1,211,610	—
Pending owner additions	(36,462)	(5,492)	7,842
Advance on unrealized Swap Appreciation	9,441,555	—	—
Redemptions payable	525,602	453,104	(1,445,885)

Net cash used in financing activities	(16,552,746)	(25,405,349)	(86,326,004)

Net increase (decrease) in cash and cash equivalents	(9,228,570)	(5,002,231)	9,674,987

Cash and cash equivalents, beginning of period	13,975,613	18,977,844	9,302,857
Cash and cash equivalents, end of period	$4,747,043	$13,975,613	$18,977,844

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Funds
Notes to Consolidated Financial Statements

1.	Organization and Purpose

Equinox Frontier Funds, which is referred to in this report as the “Trust”, was formed on August 8, 2003, as a Delaware statutory trust and is set to expire on December 31, 2053. The Trust is a multi-advisor commodity pool, as described in CFTC Regulation § 4.10(d)(2). The Trust has authority to issue separate Series of Units pursuant to the requirements of the Trust Act. The assets of each Series are valued and accounted for separately from the assets of other Series. The Trust is not registered as an investment company under the Investment Company Act. It is managed by the Managing Owner.

Purchasers of Units are Limited Owners of the Trust with respect to beneficial interests of the Series’ Units purchased. The Trust Act provides that, except as otherwise provided in the second amended and restated declaration of trust and trust agreement dated December 9, 2013, as further amended, by and among the Managing Owner, Wilmington Trust Company as trustee and the unitholders, as amended from time to time (the “Trust Agreement”), unitholders of the Trust will have the same limitation of liability as do stockholders of private corporations organized under the General Corporation Law of the State of Delaware. The Trust Agreement confers substantially the same limited liability, and contains the same limited exceptions thereto, as would a limited partnership agreement for a Delaware limited partnership engaged in like transactions as the Trust. In addition, pursuant to the Trust Agreement, the Managing Owner of the Trust is liable for obligations of a Series in excess of that Series’ assets. Limited Owners do not have any such liability. The Managing Owner will make contributions to the Series of the Trust necessary to maintain at least a 1% interest in the aggregate capital, profits and losses of all Series.

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

The Trust, with respect to each Series:

●	engages in the speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts), and may, from time to time, engage in cash and spot transactions;

●	allocates funds to a limited liability trading company or companies (“Trading Company” or “Trading Companies”) and Galaxy Plus entities (“Galaxy Plus”). Except as otherwise described in these notes, each Trading Company and Galaxy Plus entity has one-year renewable contracts with its own independent commodity Trading Advisor(s), or each, a Trading Advisor, that will manage all or a portion of such Trading Company’s and Galaxy Plus assets and make the trading decisions for the assets of each Series vested in such Trading Company and Galaxy Plus entity. Each Trading Company and Galaxy Plus entity will segregate its assets from any other Trading Company and Galaxy Plus entity;

●	maintains separate, distinct records for each Series, and accounts for the assets of each Series separately from the other Series;

●	calculates the Net Asset Value (“NAV”) of its Units for each Series separately from the other Series;

●	has an investment objective of increasing the value of each Series’ Units over the long term (capital appreciation), while managing risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments;

●	maintains each Series of Units in three to seven sub-classes—Class 1, Class 1AP, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of Equinox Frontier Diversified Fund, Equinox Frontier Masters Fund, and Equinox Frontier Long/Short Commodity Fund are charged a service fee of up to two percent (2.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of Selling Agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to two percent (2.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to two percent (2.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. Investors who have purchased Class 1 or Class 1a Units of Equinox Frontier Balanced Fund, Equinox Frontier Heritage Fund, Equinox Frontier Select Fund, and Equinox Frontier Winton Fund are charged a service fee of up to three percent (3.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 and Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to Selling Agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Equinox Frontier Diversified Fund, and Equinox Frontier Masters Fund or Class 2a Units of the Equinox Frontier Long/Short Commodity Fund sold until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series. Class 1AP was created as a sub-class of Class 1 and it has been presented separately because the fees applicable to it are different from those applicable to Class 1. Currently the service fee is not charged to Class 1AP investors. The Managing Owner may also pay Selling Agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such Selling Agents; and

●	all payments made to selling agents who are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and their associated persons that constitute underwriting compensation will be subject to the limitations set forth in Rule 2310(b)(4)(B)(ii) (formerly Rule 2810(b)(4)(B)(ii)) of the Conduct Rules of FINRA (“Rule 2310”). An investor’s Class 1 Units or Class 2 Units of any Series, or Class 1a Units or Class 2a Units of the Equinox Frontier Long/Short Commodity Fund or Equinox Frontier Balanced Fund will be classified as Class 3 or Class 3a Units of such Series, as applicable, when the Managing Owner determines that the fee limitation set forth in Rule 2310 with respect to such Units has been reached or will be reached. The service fee limit applicable to each unit sold is reached upon the earlier of when (i) the aggregate initial and ongoing service fees received by the selling agent with respect to such unit equals 9% of the purchase price of such unit or (ii) the aggregate underwriting compensation (determined in accordance with FINRA Rule 2310) paid in respect of such unit totals 10% of the purchase price of such unit. No service fees are paid with respect to Class 3 or Class 3a Units. Units of any Class in a Series may be redeemed, in whole or in part, on a daily basis, at the then current NAV per Unit for such Series on the day of the week after the date the Managing Owner is in receipt of a redemption request for at least one (1) Business Day to be received by the Managing Owner prior to 4:00 PM in New York.

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

As of December 31, 2016, the Trust, with respect to the Equinox Frontier Diversified Fund and Equinox Frontier Masters Fund separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Equinox Frontier Select Fund, Equinox Frontier Winton Fund and Equinox Frontier Heritage Fund separates Units into three separate Classes—Class 1, Class 2, and Class 1AP. The Trust, with respect to the Equinox Frontier Long/Short Commodity Fund separates Units into a maximum of five separate Classes—Class 1a, Class 2, Class 3, Class 2a and Class 3a. The Trust, with respect to the Equinox Frontier Balanced Fund separates Units into a maximum of five Classes—Class 1, Class 1AP, Class 2, Class 2a and Class 3a. Between April 15, 2016 and December 31, 2016, a portion of the interests in Frontier Trading Company I, LLC and all of the interests in Frontier Trading Company VII, LLC, and Frontier Trading Company XXIII, LLC held by Equinox Frontier Diversified Fund, Equinox Frontier Masters Fund, Equinox Frontier Balanced Fund, and Equinox Frontier Long/Short Commodity Fund were exchanged for equivalent interests in Galaxy Plus. The assets of Frontier Trading Company I, LLC, which included exposure to Quantmetrics Capital Management LLP’s Multi-Strategy Program, Quantitative Investment Management, LLC’s Quantitative Global Program, Quest Partners LLC’s Quest Tracker Index Program, Chesapeake Capital Management, LLC’s Diversified Program, and Doherty Advisors LLC’s Relative Value Moderate Program, the assets of Frontier Trading Company VII, LLC, which included exposure to Emil van Essen LLC’s Multi-Strategy Program, Red Oak Commodity Advisors, Inc.’s Fundamental Diversified Program, Rosetta Capital Management, LLC’s Rosetta Trading Program, and Landmark Trading Company’s Landmark Program, and the assets of Frontier Trading Company XXIII, LLC, which included exposure to Fort L.P.’s Global Contrarian Program have been transferred to individual Master Funds in Galaxy Plus. Each Master Fund is sponsored and operated by Gemini Alternative Funds, LLC. The Sponsor has contracted with the Trading Advisors to manage the portfolios of the Master Funds pursuant to the advisors’ respective program. For those Series that invest in Galaxy Plus, approximately 30-70% of those Series’ assets are used to support the margin requirements of the Master Funds. The remaining assets of the Series are split between investments in Trading Companies and a pooled cash management account that invests primarily in U.S. Treasury securities. For those Series that do not invest in Galaxy Plus, their assets are split between investments in Trading Companies and investments in the pooled cash management account.

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

Consolidation— The Series, through investing in the Trading Companies and Galaxy Plus, authorize certain Trading Advisors to place trades and manage assets at pre-determined investment levels. The Trading Companies were organized by the Managing Owner for the purpose of investing in commodities interests and derivative instruments, and have no operating income or expenses, except for trading income and expenses and the risk analysis fee, all of which is allocated to the Series. Galaxy Plus is a series of Delaware limited liability companies, sponsored by Gemini Alternative Funds, LLC, that create exposure to a variety of third party professional managed futures and foreign exchange advisors. Galaxy Plus is available to qualified high-net-worth individuals and institutional investors. Investments interests in Galaxy Plus entities are accounted for using net asset value as the practical expedient, which approximates fair value. Fair value represents the proportionate share of the Trust’s interest in the NAV in the Galaxy Plus entities. The equity interest held by Trust is shown as investments in private investment companies in the statements of financial condition. The income or is shown in the statements of operations as net unrealized gain/(loss) on private investment companies. The Trading Companies and Series of the Trust are consolidated by the Trust.

Galaxy Plus entities are co-mingled investment vehicles. In addition to the Trust, there are other non-affiliated investors in Galaxy Plus. Subscriptions and redemptions by these non-affiliated investors will have a direct impact on the Trust ownership percentage in Galaxy Plus. It is expected that ownership percentage will fluctuate (sometimes significantly) on a week by week basis which could also result in frequent changes in the consolidating Series. Such fluctuations make consolidating the financial statements of the Galaxy Plus entities both impractical and misleading. Non-consolidation of these Galaxy Plus entities presents a more useful financial statement for the readers. As such, management has decided that presenting Galaxy Plus entities on a non-consolidated basis as investments in other investments companies (a “fund of funds” approach) is appropriate and preferable to the users of these financial statements. Refer to Note 5 for additional disclosures related to these private investment companies.

Use of Estimates—The preparation of consolidated financial statements in conformity with GAAP may require the Managing Owner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The valuation of swap contracts requires significant estimates as well as the valuation of certain other investments. Please refer to Note 3 for discussion of valuation methodology. Actual results could differ from these estimates and such differences could be material.

Cash and Cash Equivalents—Cash and cash equivalents include cash and overnight investments in interest-bearing demand deposits held at banks with original maturities of three months or less. This cash is not restricted.

Interest Income—U.S. Treasury Securities are pooled for purposes of maximizing returns on these assets to investors of all Series. Interest income from pooled cash management assets is recognized on the accrual basis and allocated daily to each Series based upon its daily proportion of ownership of the pool. Aggregate interest income from all sources, including U.S. Treasuries and assets held at a futures commission merchant (“FCM”), of up to two percentage points of the aggregate percentage yield (annualized) of net asset value less any fair market value related to swaps, is paid to the Managing Owner by the Equinox Frontier Balanced Fund (Class 1, and Class 2 only), Equinox Frontier Select Fund, Equinox Frontier Winton Fund and Equinox Frontier Heritage Fund. For the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund (Class 1a, Class 2a, Class 3a only), Equinox Frontier Masters Fund and Equinox Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a only), 20% of the total interest allocated to each Series was paid to the Managing Owner from January 1, 2016 through April 28, 2016, thereafter 100% of the interest is retained by the respective Series. All interest not paid to the Managing Owner is interest income to the Series, and shown net on the statement of operations.

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

Receivable from Futures Commission Merchants—The Trust deposits assets with a FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2016 included restricted cash for margin requirements of $2,631,477 for the Frontier Trading Company I LLC, $3,623,496 for the Frontier Trading Company XV LLC, and $14,604,203 for the Frontier Trading Company II LLC.

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

Purchase and Sales of Private Investment Companies – The Trust is able to subscribe into and redeem from the Galaxy Plus entities on a weekly basis. The value of the Private Investment Companies is determined by the Sponsor and reported on a daily basis. The change in value is calculated as the difference between the total purchase proceeds and the fair value calculated by the Sponsor and is recorded as net unrealized gain/(loss) on private investment companies on the statements of operations.

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

Allocation of Earnings—Each Series of the Trust may maintain three to seven classes of Units—Class 1, Class 2, Class 3, Class 1a, Class 2a Class 3a and Class 1AP. All classes have identical voting, dividend, liquidation and other rights and the same terms and conditions, except that fees charged to a Class or Series differ as described below. Revenues, expenses (other than expenses attributable to a specific class), and realized and unrealized trading gains and losses of each Series are allocated daily to Class 1, Class 1a, Class 2, Class 2a, Class 3, Class 3a and Class 1AP Units based on each Class’ respective owners’ capital balances as applicable to the classes maintained by the Series.

Each Series allocates funds to an affiliated Trading Company, or Companies, of the Trust, or unaffiliated Galaxy Plus entity. Each Trading Company allocates all of its daily trading gains or losses to the Series in proportion to each Series’ ownership trading level interest in the Trading Company, adjusted on a daily basis (except for Trading Advisors and other investments such as swaps that are directly allocated to a specific series). Likewise, trading gains and losses earned and incurred by the Series through their investments in Galaxy Plus entities are allocated to those Series on a daily basis. The allocation of gains and losses in Galaxy Plus entities are based on each Series pro-rata shares of the trading level of that entity which is updated at the beginning of each month or more frequently if there is a subscription or redemption activity in the entity. The value of all open contracts and cash held at clearing brokers is similarly allocated to the Series in proportion to each Series’ funds allocated to the Trading Companies or Galaxy Plus entities.

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

Income Taxes—The Trust applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust for the year ended December 31, 2016. The 2013 through 2016 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

Fees and Expenses—All management fees, incentive fees, service fees and trading fees of the Trust are paid to the Managing Owner. It is the responsibility of the Managing Owner to pay all Trading Advisor management and incentive fees, Selling Agent Service fees and all other operating expenses and continuing offering costs of the Trust. Only management fees and incentive fees related to assets allocated through Trading Companies are included as expenses on the Statement of Operations. The Series are all charge management and incentive fees on the asset allocated through the Galaxy Plus entities. Those fees are included in unrealized gain/(loss) on private investment companies on the Statements of Operations.

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

Recently Adopted Accounting Pronouncements— In May 2015, the FASB issued ASU No. 2015-07, “Fair Value Measurement (Topic 820) — Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” ASU No. 2015-07 removes the requirement to include investments in the fair value hierarchy for which the fair value is measured at NAV using the practical expedient under “Fair Value Measurements and Disclosures (Topic 820).” ASU No. 2015-07 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. ASU No. 2015-07 is required to be applied retrospectively to all periods presented beginning in the year of adoption. Since ASU No. 2015-07 will only impact the Trust’s disclosures, adoption does not affect the Trust’s financial condition, results of operations, or cash flows.

In February, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU 2015-02 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-02 does not have a material effect on the Trust financial statements.

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

Swap Contracts. Certain Series of the Trust strategically invest a portion or all of their assets in total return swaps, selected at the direction of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more investment products or indices. In a typical swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. Swap contracts are reported at fair value upon daily reports from the counterparty. In addition, a third party takes receives the inputs from the counterparty, makes certain adjustments, and runs it through their pricing model to come up with their daily price. The fair value measurements of the swap contracts are valued using unadjusted inputs that were not internally developed. The Managing Owner reviews and compares approves current day pricing of the CTA positions, as received from the counterparty which includes intra-day volatility and volume and daily index performance, as well as from the third party. Differences in prices exceeding 5% are investigated. Unexplainable differences are escalated to the Managing Owner’s Valuation Committee for evaluation and resolution.

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

The following table summarizes the instruments that comprise the Trust’s financial asset portfolio, in aggregate, measured at fair value on a recurring basis as of December 31, 2016 and 2015, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

				Total
December 31, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value

Open Trade Equity (Deficit)	$2,091,623	$54,584	$—	$2,146,207
Swap Contracts	—	—	40,189,178	40,189,178
U.S. Treasury Securities	42,757,604	—	—	42,757,604

				Total
December 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value

Open Trade Equity (Deficit)	$(4,424,290)	$75,418	$—	$(4,348,872)
Swap Contracts	—	—	40,136,065	40,136,065
U.S. Treasury Securities	117,478,438	—	—	117,478,438
Purchased Options	—	526,288	—	526,288
Written Options	—	(165,760)	—	(165,760)

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the statements of operations.

For the Year ended
December 31, 2016
Balance of recurring Level 3 assets as of January 1, 2016	$40,136,065
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	53,113
Purchases of investments	—
Sales of investments	—
Transfers in and/or out of Level 3	—
Balance of recurring Level 3 assets as of December 31, 2016	$40,189,178

For the Year ended
December 31, 2015
Balance of recurring Level 3 assets as of January 1, 2015	$35,990,887
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	3,145,178
Purchases of investments	1,000,000
Sales of investments	—
Transfers in and/or out of Level 3	—
Balance of recurring Level 3 assets as of December 31, 2015	$40,136,065

The Trust assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Trust’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the years ended December 31, 2016 and 2015, the Trust did not transfer any assets between Levels 1, 2 and 3.

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2016:

Swaps	$53,113

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of December 31, 2016 and 2015, approximately 10.2% and $22,866,000 and 9.3% or $22,873,000, respectively, of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain swaps and is recorded as swap Contracts, at fair value on the Statements of Financial Condition of the Trust. This cash held with the counterparty is not restricted.

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

The Trust had invested in the following swaps as of and for the year ended December 31, 2016:

	Brevan Howard	XXXIV Balanced select swap	XXXV Diversified select swap	XXXVII L/S select swap
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap

Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$11,413,283	$22,580,043	$13,851,707	$1,877,692
Termination Date	3/26/2018	8/2/2018	8/2/2018	8/7/2018
Cash Collateral	$5,986,000	$9,600,000	$3,400,000	$3,880,000
Swap Value	$2,405,414	$9,339,450	$5,237,847	$340,468
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	$431,146	($218,070)	($48,002)	($111,960)
Fair Value as of 12/31/2016	$8,391,414	$18,939,450	$8,637,847	$4,220,468
Advance on swap appreciation	($1,900,000)	($4,926,555)	($2,500,000)	($115,000)

The Trust had invested in the following swaps as of and for the year ended December 31, 2015:

	Brevan Howard	XXXIV Balanced Select Swap	XXXV Diversified Select Swap	XXXVII L/S Select Swap
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap

Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$12,663,283	$22,580,043	$13,851,707	$1,877,592
Termination Date	3/26/2018	8/2/2018	8/2/2018	8/7/2018
Cash Collateral	$5,993,000	$9,600,000	$3,400,000	$3,880,000
Swap Value	$1,967,269	$9,557,519	$5,285,749	$452,428
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	$419,803	$910,566	$2,115,441	($300,633)
Fair Value as of 12/31/2015	$7,960,269	$19,157,519	$8,685,749	$4,332,428

5.	Investments in Private Investment Companies

Investments in Private Investment Companies represent cash and open trade equity invested in the Private Investment Companies as well as the cumulative trading profits or losses allocated to the Trust by the Private Investment Companies. Private Investment Companies allocate trading profits or losses on the basis of the proportion of the Trust’s capital allocated for trading to each respective Private Investment Company, which bears no relationship to the amount of cash invested by the Trust in the Private Investment Companies. Investments in Private Investment Companies are valued using the NAV provided by the underlying private investment.

The following table summarizes each of the Trust’s investments in Private Investment Companies as of December 31, 2016:

	As of December 31, 2016
	Percentage of Trust Total
	Capital Invested in
	Private Investment Companies	Fair Value

Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	5.28%	$11,559,976
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	5.23%	11,465,608
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	2.98%	6,526,957
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	5.10%	11,174,877
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	9.33%	20,442,933
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	8.78%	19,226,675
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	1.78%	3,899,040
Galaxy Plus Fund - Quest Fit Feeder Fund (517) LLC	5.11%	11,197,020
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	2.12%	4,643,329
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	3.46%	7,580,703

The Galaxy Plus entities are made up a feeder funds in which the Trust invests and master trading entities into which the feeder funds invest. No investment held by the Galaxy Plus master trading entity is greater than 5% of the Trust’s total capital.

The following table summarizes each of the Trust’s equity in earnings from Private Investment Companies for the year ended December 31, 2016:

	Year Ended December 31, 2016
			Change in
	Trading	Realized	Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)

Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(8,385)	(85,177)	(263,109)	(356,671)
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	(367,710)	539,213	(525,101)	(353,598)
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(65,781)	232,189	23,963	190,371
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LLC	(700,058)	4,144,776	(1,535,573)	1,909,145
Galaxy Plus Fund - FORT Global Managed Futures Feeder Fund (510) LLC	(184,486)	(906,497)	(385,352)	(1,476,335)
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	—	—	321,705	321,705
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(340,988)	4,675,449	333,203	4,667,664
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	(382,100)	(113,301)	(7,765)	(503,166)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(126,009)	(1,711,068)	235,515	(1,601,562)
Galaxy Plus Fund - Quest FIT Feeder Fund (535) LLC	(27,048)	2,328,567	134,141	2,435,659
Total	$(2,202,565)	$9,104,151	$(1,668,373)	$5,233,212

The Trust’s investments in private investment companies have certain redemption and liquidity restrictions which are described in the following table:

	Redemptions	Redemptions	Liquidity
	Notice Period	Permitted	Restrictions

Multi-Strategy
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	24 hours	Weekly	None
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	24 hours	Weekly	None
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	24 hours	Weekly	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Weekly	None
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	24 hours	Weekly	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Weekly	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Weekly	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Weekly	None
Option Trading
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	24 hours	Weekly	None

6.	Transactions with Affiliates

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

Expenses

Management Fees—Each Series of Units pays to the Managing Owner a monthly management fee equal to a percentage of the nominal assets of such Series allocated to Trading Companies, calculated on a daily basis. In addition, the Managing Owner receives a monthly management equal to a certain percentage of the assets in the Galaxy Plus entities attributable to such Series’ (including notional assets), calculated on a monthly basis. The management fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. The total amount of assets of a Series allocated to Trading Advisors and/or reference programs, including (i) actual funds deposited in accounts directed by the Trading Advisors or deposited as margin in respect of swaps or other derivative instruments referencing a reference program plus (ii) any notional equity allocated to the Trading Advisors and any reference programs, is referred to herein as the “nominal assets” of the Series. The annual rate of the management fee is: 0.5% for the Equinox Frontier Balanced Fund Class 1, Class 2 and Class 3, 1.0% for the Equinox Frontier Balanced Fund Class 1AP, Class 2a and Class 3a, 2.0% for the Equinox Frontier Winton Fund, Equinox Frontier Long/Short Commodity Fund Class 1a, Class 2a and Class 3a and Equinox Frontier Masters Fund, 0.75% for Equinox Frontier Diversified Fund, 2.5% for the Equinox Frontier Heritage Fund and Equinox Frontier Select Fund, and 3.5% for the Equinox Frontier Long/Short Commodity Fund Class 1, Class 2 and Class 3. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) and/or waive (up to the percentage specified) any such management fee to the extent any related management fee is paid by a trading company or estimated management fee is embedded in a swap or other derivative instrument. Any management fee embedded in a swap or other derivative instrument may be greater or less than the management fee that would otherwise be charged to the Series by the Managing Owner. As of the date of this Form 10-K, the Trading Advisor for a Series that has invested in a swap has not received any management fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap.

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

Trading Fees— In connection with each Series’ trading activities, from January 1, 2016 through October 23, 2016, the Equinox Frontier Balanced Fund, Equinox Frontier Select Fund, Equinox Frontier Winton Fund and Equinox Frontier Heritage Fund paid to the Managing Owner a trading fee, or FCM Fee, of up to 0.75% per annum of such Series’ NAV, calculated daily; thereafter each of the Series pays to the Managing Owner a FCM Fee of up to 2.25% per annum of nominal assets allocated to the trading advisors, including through investments in commodity pools available on the Galaxy Plus Platform, and any reference programs of the applicable Series. From January 1, 2016 through April 28, 2016, the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund and Equinox Frontier Masters Fund paid to the Managing Owner a FCM Fee of up to 2.25% and a custodial/due diligence fee of 0.12% of such Series’ NAV, calculated daily; thereafter each of such Series pays to the Managing Owner a FCM Fee of up to 2.25% of nominal assets allocated to the trading advisors, including through investments in commodity pools available on the Galaxy Plus Platform, and a custodial/due diligence fee of 0.12% of such Series’ NAV, calculated daily.

Incentive Fees— Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated in the Trading Companies by such Series, monthly or quarterly. In addition, the Managing Owner receives a quarterly incentive fee of a certain percentage of new net trading profits generated in the Galaxy Plus entities that have been allocated to the Series. The incentive fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Statements of Operations Because the Equinox Frontier Balanced Fund, Equinox Frontier Heritage Fund, Equinox Frontier Select Fund, and Equinox Frontier Long/Short Commodity Fund may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Equinox Frontier Balanced Fund and the Equinox Frontier Diversified Fund and 20% for the Equinox Frontier Winton Fund, Equinox Frontier Heritage Fund, Equinox Frontier Select Fund, Equinox Frontier Long/Short Commodity Fund and Equinox Frontier Masters Fund. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series.

Service Fees—In addition, with respect to Class 1 and Class 1a Units of each Series of the Trust, as applicable, the Series pays monthly or quarterly to the Managing Owner a service fee of up to 3% annually, which the Managing Owner pays to selling agents of the Trust.

As of December 31, 2016, the Trust has a payable to the Managing Owner in the amounts of $0, $433,430, $63,275, $523,099, and $239,520 for incentive fees, management fees, interest, trading fees, and service fees, respectively. As of December 31, 2015, the Trust has a payable to the Managing Owner in the amounts of $382,136, $402,943, $162,121, $282,522 and $273,856 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

For the year ended December 31, 2016, the Trust paid the Managing Owner $2,980,696, $3,235,153, $3,586,271 and $3,613,634 for incentive fees, management fees, service fees, and trading fees, respectively.

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

For the years ended December 31, 2016, 2015 and 2014 amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees were $87, $28,202, and ($19,369) respectively.

Aggregate interest income from all sources, including U.S. Treasury Securities assets net of premiums and cash held at clearing brokers, of up to the first 2% (annualized) is paid to the Managing Owner by the Equinox Frontier Balanced Fund (Class 1 and Class 2 only), Equinox Frontier Winton Fund, Equinox Frontier Select Fund, and Equinox Frontier Heritage Fund. For the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund (Class 1a, Class 2a, Class 3a only), Equinox Frontier Masters Fund, and Equinox Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a only), 20% of the total interest allocated to each Series was paid to the Managing Owner from January 1, 2016 through April 28, 2016; thereafter 100% of the interest is retained by the respective Series. During the years ended December 31, 2016, 2015 and 2014, the Trust paid $1,347,984, $2,237,965 and $2,341,213, respectively of such interest income to the Managing Owner. Such amounts are not included in the consolidated statements of operations of the Trust. All other interest income is recorded by the Trust on the consolidated statements of operations.

Equinox Financial Group, LLC, an affiliate of the Trust, provides management services for the Managing Owner who paid $0, $955,000 and, $1,040,000, respectively, for the years ended December 31, 2016, 2015 and 2014, respectively.

Solon Capital, LLC, an affiliate of the Trust, provides product development and marketing services. For these services, the Managing Owner paid Solon Capital, LLC, $776,430, $623,715 and, $1,136,465, respectively, for the years ended December 31, 2016, 2015 and 2014.

Equinox Group Distributors LLC, an affiliate under common control of the Managing Owner, serves as wholesaler of the Trust by marketing to broker/dealer organizations.

During the year ended December 31, 2016 each Series changed its administrator from BNP Paribas to Gemini Hedge Fund Services, LLC. Gemini Hedge Fund Services, LLC is an affiliate of the Sponsor.

During the year ended December 31, 2016, each Series changed its transfer agency provider from Phoenix American Financial Services, Inc. to Gemini Fund Services, LLC. Gemini Fund Services, LLC is an affiliate of the Sponsor.

7.	Financial Highlights

The following information presents the financial highlights of the Trust for the year ended December 31, 2016, 2015 and 2014. This data has been derived from the information presented in the consolidated financial statements.

	2016	2015	2014

Ratios to average net assets (1)
Net investment gain/(loss) (1)	-5.50%	-6.70%	-9.32%
Expenses before incentive fees (3)(4)	4.48%	4.90%	5.17%
Expenses after incentive fees (3)(4)	5.75%	7.10%	9.75%

Total return before incentive fees (2)	3.62%	0.60%	25.23%
Total return after incentive fees (2)	2.35%	-1.60%	20.65%

(1)	Annualized with the exception of incentive fees.
(2)	Total returns are not annualized.
(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Consolidated Statements of Operations of the Trust. See footnote 6.
(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees are included in the total return.

The Trust financial highlights are calculated based upon the Trust’s consolidated financial statements. The consolidated Trust does not issue units and therefore the financial highlights do not disclose any unitized data.

8.	Derivative Instruments and Hedging Activities

The Trust’s primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trust does not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trust’s derivatives by instrument types as of December 31, 2016 and 2015 is included in the Consolidated Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trust’s positions in swap contracts.

For the years ended December 31, 2016, 2015 and 2014, the monthly average of futures contracts bought was approximately 31,405, 40,214, and 28,999, respectively and sold was approximately 31,157, 40,589, and 28,961 respectively.

The following tables summarize the trading revenues for the years ended December 31, 2016, 2015 and 2014 by contract type:

Realized Trading Revenue from Futures, Forwards and Options
for the Year Ended December 31, 2016 (1)

Type of contract

Metals	$(6,470,215)
Currencies	(325,860)
Energies	(1,704,062)
Agriculturals	(1,356,271)
Interest rates	15,051,999
Stock indices	(607,029)

Realized trading income/(loss)(1)	$4,588,561

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2016 (2)

Type of contract

Metals	$2,214,634
Currencies	(833,869)
Energies	2,892,066
Agriculturals	419,663
Interest rates	1,370,283
Stock indices	748,403

Change in unrealized trading income/(loss)(2)	$6,811,181

(1)	In the Consolidated Statement of Operations under net realized gain/(loss) on futures, forwards and options.
(2)	In the Consolidated Statement of Operations under net change in open trade equity (deficit), at fair value.

Realized Trading Revenue from Futures, Forwards and Options
for the Year Ended December 31, 2015 (1)

Type of contract

Metals	$2,815,290
Currencies	20,181
Energies	24,010,764
Agriculturals	(1,076,371)
Interest rates	7,698,430
Stock indices	1,249,470

Realized trading income/(loss)(1)	$34,717,764

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2015 (2)

Type of contract

Metals	$(2,022,111)
Currencies	(661,383)
Energies	(11,513,437)
Agriculturals	(220,936)
Interest rates	(5,067,720)
Stock indices	(500,317)

Change in unrealized trading income/(loss)(2)	$(19,985,903)

(1)	In the Consolidated Statement of Operations under net realized gain/(loss) on futures, forwards and options.
(2)	In the Consolidated Statement of Operations under net change in open trade equity (deficit), at fair value.

Realized Trading Revenue from Futures, Forwards and Options
for the Year Ended December 31, 2014 (1)

Type of contract

Metals	$(256,981)
Currencies	17,899,627
Energies	3,916,742
Agriculturals	1,567,689
Interest rates	29,064,075
Stock indices	4,024,271

Realized trading income/(loss)(1)	$56,215,423

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2014 (2)

Type of contract

Metals	$(1,062,356)
Currencies	(3,251,824)
Energies	2,821,849
Agriculturals	385,834
Interest rates	4,804,024
Stock indices	(5,536,926)

Change in unrealized trading income/(loss)(2)	$(1,839,399)

(1)	In the Consolidated Statement of Operations under net realized gain/(loss) on futures, forwards and options
(2)	In the Consolidated Statement of Operations under net change in open trade equity (deficit), at fair value.

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

The following tables present gross and net information about the Trust’s assets and liabilities subject the master netting arrangements as disclosed on the consolidated statements of financial condition as of December 31, 2016 and 2015:

As of December 31, 2016			Net Amounts
		Gross Amounts	Presented in the
	Gross Amounts	offset in the	Statements of
	of recognized	Statements of	Financial
	Derivative Assets	Financial Condition	Condition

Open Trade Equity/(Deficit)	$2,998,612	$(852,405)	$2,146,207
Swap Contracts	40,189,178	—	40,189,178

Offsetting of Derivative Assets and Liabilities

As of December 31, 2015			Net Amounts
		Gross Amounts	Presented in the
	Gross Amounts	offset in the	Statement of
	of recognized	Statement of	Financial
	Derivative Assets	Financial Condition	Condition

Open Trade Equity/(Deficit)	$2,101,541	$(6,450,411)	$(4,348,870)
Options Purchased	526,288	—	526,288
Options Written	—	(165,760)	(165,760)
Swap Contracts	40,136,065	—	40,136,065

8.	Trading Activities and Related Risks

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

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the statements of financial condition, may result in future obligation or loss in excess of the amount paid by the Series for a particular investment. Each Trading Company and Galaxy Plus entity expects to trade in futures, options, forward and swap contracts and will therefore be a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures positions held by a Trading Company or Galaxy Plus entity in respect of any Series at the same time, and if the Trading Advisor(s) of such Trading Company or Galaxy Plus entity are unable to offset such futures interests positions, such Trading Company or Galaxy Plus entity could lose all of its assets and the holders of Units of such Series would realize a 100% loss. The Managing Owner will seek to minimize market risk through real-time monitoring of open positions and the level of diversification of each Trading Advisor’s portfolio. It is anticipated that any Trading Advisor’s margin-to-equity ratio will typically not exceed approximately 35% although the actual ratio could be higher or lower from time to time.

In addition to market risk, trading futures, forward and swap contracts entails credit risk that a counterparty will not be able to meet its obligations to a Trading Company or Galaxy Plus entity. The counterparty for futures contracts traded in the United States and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions. Some non-U.S. exchanges, in contrast to U.S. exchanges, are principals’ markets in which performance is the responsibility only of the individual counterparty with whom the Trading Company has entered into the transaction, and not of the exchange or clearing corporation. In these kinds of markets, there is risk of bankruptcy or other failure or refusal to perform by the counterparty.

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

On December 5, 2016, Equinox Fund Management, LLC (“Equinox”), Frontier Fund Management LLC (the “New Managing Owner”), and Wakefield Advisors, LLC (“Wakefield”) entered into a Unit Purchase Agreement (the “Agreement”). Equinox was the Managing Owner of the Trust and the Series. Pursuant to the Agreement, Equinox agreed to transfer to the New Managing Owner such amount of Equinox’s General Units (as defined in the Trust Agreement) as the Managing Owner shall be required to hold in its capacity as managing owner of the Trust pursuant to the Trust Agreement, and redeem the remainder of Equinox’s General Units (the “Transaction”).

The Transaction was consummated on March 6, 2017, and upon consummation of the Transaction, the New Managing Owner became the managing owner of the Trust and each Series, in replacement of Equinox. Consequently, consummation of the Transaction constituted a change of operational control in respect of the Trust and each Series.

In connection with the foregoing, the Trust Agreement was amended to effect certain changes to replace Equinox as the Managing Owner and to reflect the New Managing Owner as the new managing owner. Also, the New Managing Owner has temporarily suspended the sale of Units (as defined in the Trust Agreement) while the Managing Owner engages with the Securities and Exchange Commission to have declared effective a post-effective amendment to the Series’ registration statements, as well as approval by the NFA. The Series will file Form 8-K to announce the resumption of the sale of Units, which the New Managing Owner expects will occur shortly.

The New Managing Owner is seeking to cause the suspension to be lifted as promptly as practicable.

Any forward-looking statements herein are based on expectations of the New Managing Owner at this time. Whether or not actual results and developments will conform to the New Managing Owner’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in the Series’ prospectuses, general economic, market and business conditions, changes in laws or regulations or other actions made by governmental authorities or regulatory bodies, and other world economic and political developments. The Series and the New Managing Owner undertake no duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Report of Independent Registered Public Accounting Firm

To the Executive Committee and Equinox Frontier Funds,

as members of the Frontier Trading Companies

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of the Frontier Trading Company I, LLC, Frontier Trading Company II, LLC, Frontier Trading Company VII, LLC, Frontier Trading Company XIV, LLC, Frontier Trading Company XV, LLC, Frontier Trading Company XXIII, LLC, Frontier Trading Company XXIX, LLC, Frontier Trading Company XXXIV, LLC, Frontier Trading Company XXXV, LLC, Frontier Trading Company XXXVII, LLC, Frontier Trading Company XXXVIII, LLC, and Frontier Trading Company XXXIX, LLC as of December 31, 2016 and 2015, and the related statements of operations, changes in members’ equity, and cash flows for each of the three years in the periods then ended. These financial statements are the responsibility of the trading companies’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Frontier Trading Company I, LLC, Frontier Trading Company II, LLC, Frontier Trading Company VII, LLC, Frontier Trading Company XIV, LLC, Frontier Trading Company XV, LLC, Frontier Trading Company XXIII, LLC, Frontier Trading Company XXIX, LLC, Frontier Trading Company XXXIV, LLC, Frontier Trading Company XXXV, LLC, Frontier Trading Company XXXVII, LLC, Frontier Trading Company XXXVIII, LLC, and Frontier Trading Company XXXIX, LLC as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 9 to the financial statements, on March 6, 2017 a unit purchase agreement between Frontier Fund Management LLC (New Managing Owner) and Equinox Fund Management (Equinox) was consummated whereby Equinox’s general units were transferred to the New Managing Owner. Upon consummation, the New Managing Owner became the managing owner of the Trust and each Series, in replacement of Equinox.

/s/ RSM US LLP

Denver, Colorado

March 31, 2017

The Trading Companies of the Frontier Fund
Statements of Financial Condition
December 31, 2016 and 2015

	Frontier Trading		Frontier Trading		Frontier Trading
	Company I, LLC		Company II, LLC		Company VII, LLC (1)
	12/31/2016	12/31/2015	12/31/2016	12/31/2015	12/31/2016	12/31/2015

ASSETS

Receivable from futures commission merchants	$6,647,098	$22,187,113	$17,996,697	$12,744,570	$—	$14,330,819
Open trade equity, at fair value	237,661	755,452	1,222,524	599,579	—	—
Options purchased, at fair value	—	371,758	—	—	—	154,380
Interest receivable	—	—	—	217	—	—
Total Assets	$6,884,759	$23,314,323	$19,219,221	$13,344,366	$—	$14,485,199

LIABILITIES & MEMBERS’ EQUITY

LIABILITIES
Interest payable	$—	$1,816	$—	$—	$—	$238
Risk analysis fee payable	1,155	—	12,215	—	—	—
Options written, at fair value	—	165,760	—	—	—	—
Open trade deficit, at fair value	—	—	—	—	—	6,482,499
Total Liabilities	1,155	167,576	12,215	—	—	6,482,737
MEMBERS’ EQUITY (Net Asset Value)	6,883,604	23,146,747	19,207,006	13,344,366	—	8,002,462
Total Liabilities and Members’ Equity	$6,884,759	$23,314,323	$19,219,221	$13,344,366	$—	$14,485,199

	Frontier Trading		Frontier Trading		Frontier Trading
	Company XIV, LLC (2)		Company XV, LLC		Company XXIII, LLC (3)
	12/31/2016	12/31/2015	12/31/2016	12/31/2015	12/31/2016	12/31/2015

ASSETS

Receivable from futures commission merchants	$—	$3,409,216	$8,207,387	$13,281,153	$—	$3,093,791
Open trade equity, at fair value	—	34,484	642,494	462,340	—	—
Interest receivable	—	211	—	—	—	—
Total Assets	$—	$3,443,911	$8,849,881	$13,743,493	$—	$3,093,791

LIABILITIES & MEMBERS’ EQUITY

LIABILITIES
Interest payable	$—	$—	$304	$156	$—	$—
Risk analysis fee payable	—	—	2,303	—	—	—
Open trade deficit, at fair value	—	—	—	—	—	27,706
Total Liabilities	—	—	2,607	156	—	27,706
MEMBERS’ EQUITY (Net Asset Value)	—	3,443,911	8,847,274	13,743,337	—	3,066,085
Total Liabilities and Members’ Equity	$—	$3,443,911	$8,849,881	$13,743,493	$—	$3,093,791

	Frontier Trading		Frontier Trading		Frontier Trading
	Company XXIX, LLC (4)		Company XXXIV LLC		Company XXXV LLC
	12/31/2016	12/31/2015	12/31/2016	12/31/2015	12/31/2016	12/31/2015

ASSETS

Receivable from futures commission merchants	$—	$1,014,896	$—	$—	$—	$—
Open trade equity, at fair value	—	4,750	—	—	—	—
Swap contracts, at fair value	—	—	18,939,450	19,157,522	8,637,847	8,685,850
Total Assets	$—	$1,019,646	$18,939,450	$19,157,522	$8,637,847	$8,685,850

LIABILITIES & MEMBERS’ EQUITY

LIABILITIES
Advance on unrealized swap appreciations	$—	$—	$4,926,555	$—	$2,500,000	$—
Total Liabilities	—	—	4,926,555	—	2,500,000	—
MEMBERS’ EQUITY (Net Asset Value)	—	1,019,646	14,012,895	19,157,522	6,137,847	8,685,850
Total Liabilities and Members’ Equity	$—	$1,019,646	$18,939,450	$19,157,522	$8,637,847	$8,685,850

	Frontier Trading		Frontier Trading		Frontier Trading
	Company XXXVII LLC		Company XXXVIII LLC		Company XXXIX LLC
	12/31/2016	12/31/2015	12/31/2016	12/31/2015	12/31/2016	12/31/2015

ASSETS

Receivable from futures commission merchants	$—	$—	$—	$2,670,015	$—	$—
Open trade equity, at fair value	—	—	—	304,878	—	—
Investments in private investment companies, at fair value	—	—	11,184,103	—	—	—
Swap contracts, at fair value	4,220,468	4,332,427	—	—	8,391,414	7,960,269
Total Assets	$4,220,468	$4,332,427	$11,184,103	$2,974,893	$8,391,414	$7,960,269

LIABILITIES & MEMBERS’ EQUITY

LIABILITIES
Advance on unrealized swap appreciations	$115,000	$—	$—	$—	$1,900,000	$—
Interest payable	—	—	—	198	—	—
Total Liabilities	115,000	—	—	198	1,900,000	—
MEMBERS’ EQUITY (Net Asset Value)	4,105,468	4,332,427	11,184,103	2,974,695	6,491,414	7,960,269
Total Liabilities and Members’ Equity	$4,220,468	$4,332,427	$11,184,103	$2,974,893	$8,391,414	$7,960,269

(1)	Trading Company VII ceased trading operations April 28, 2016
(2)	Trading Company XIV ceased trading operations April 21, 2016
(3)	Trading Company XXIII ceased trading operations July 22, 2016
(4)	Trading Company XXIX ceased trading operations January 29, 2016

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Equinox Frontier Funds
Condensed Schedule of Investments
December 31, 2016

	Frontier Trading		Frontier Trading		Frontier Trading		Frontier Trading
	Company I LLC		Company II LLC		Company XV LLC		Company XXXVIII LLC
		% of Total Capital		% of Total Capital		% of Total Capital		% of Total Capital
Description	Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$11,675	0.17%	$—	0.00%	$73,909	0.84%	$—	0.00%
Various base metals futures contracts (U.S.)	—	0.00%	(88,088)	-0.46%	56,169	0.63%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	1,360	0.02%	—	0.00%
Various currency futures contracts (Oceanic)	—	0.00%	—	0.00%	(41,946)	-0.47%	—	0.00%
Various currency futures contracts (U.S.)	39,959	0.58%	—	0.00%	10,283	0.12%	—	0.00%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	4,150	0.05%	—	0.00%
Various energy futures contracts (Far East)	(10,780)	-0.16%	—	0.00%	8,788	0.10%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	65,612	0.34%	163,930	1.85%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	(503)	-0.01%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	88,638	0.46%	123,279	1.39%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Oceanic)	—	0.00%	(341)	0.00%	444	0.01%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	7,094	0.04%	18,191	0.21%	—	0.00%
Various precious metal futures contracts (Far East)	—	0.00%	—	0.00%	1,950	0.02%	—	0.00%
Various precious metal futures contracts (U.S.)	—	0.00%	(3,860)	-0.02%	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	(2,131)	-0.01%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	1,956	0.02%	—	0.00%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%	111	0.00%	—	0.00%
Various soft futures contracts (Oceanic)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	(54,314)	-0.79%	(84,938)	-0.44%	(39,001)	-0.44%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	(969)	-0.01%	1,894	0.02%	—	0.00%
Various stock index futures contracts (Europe)	3,375	0.05%	242,128	1.26%	56,849	0.64%	—	0.00%
Various stock index futures contracts (Far East)	25,750	0.37%	305,316	1.59%	31,540	0.36%	—	0.00%
Various stock index futures contracts (Oceanic)	—	0.00%	57,116	0.30%	4,760	0.05%	—	0.00%
Various stock index futures contracts (U.S.)	(29,115)	-0.42%	(201,831)	-1.05%	(50,565)	-0.57%	—	0.00%
Total Long Futures Contracts	$(13,450)	-0.20%	$383,746	2.00%	$427,548	4.83%	$—	0.00%
SHORT FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	81,563	1.18%	—	0.00%	—	0.00%	—	0.00%
Various base metals futures contracts (U.S.)	—	0.00%	(252,279)	-1.31%	(29,896)	-0.34%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	11,540	0.06%	195	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	272,806	1.42%	85,470	0.97%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	168,888	0.88%	19,041	0.22%	—	0.00%
Various currency futures contracts (Oceanic)	—	0.00%	2,980	0.02%	4,623	0.05%	—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	9,590	0.05%	(8,460)	-0.10%	—	0.01%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	(82,280)	-0.43%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	6,253	0.09%	(1,012)	-0.01%	155	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	(8,794)	-0.05%	(8,823)	-0.10%	—	0.01%
Various interest rates futures contracts (Far East)	686	0.01%	(11,060)	-0.06%	(6,019)	-0.07%	—	0.00%
Various interest rates futures contracts (Oceanic)	26,568	0.39%	(2,831)	-0.01%	(1,211)	-0.01%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	127,078	0.66%	45,201	0.52%	—	0.00%
Various precious metal futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various precious metal futures contracts (U.S.)	4,790	0.07%	174,345	0.91%	29,150	0.34%	—	0.00%
Various precious metal futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contract (Europe)	—	0.00%	—	0.00%	14,154	0.16%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	53,851	0.78%	44,780	0.23%	—	0.00%	—	0.00%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Singapore)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	125,946	1.83%	291,378	1.52%	46,657	0.53%	—	0.00%
Various stock index futures contracts (Africa)	2,440	0.04%	2,019	0.01%	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	(2,802)	-0.03%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	(2,456)	-0.03%	—	0.00%
Various stock index futures contracts (Mexico)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Oceanic)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	(7,228)	-0.04%	23,255	0.26%	—	0.00%
Various stock index futures contracts (Warsaw)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Total Short Futures Contracts	$302,097	4.39%	$739,920	3.85%	$208,234	2.35%	$—	0.00%
CURRENCY FORWARDS *
Various currency forwards contracts (NA)	$(50,986)	-0.74%	$98,858	0.51%	$6,712	0.08%	$—	0.00%
Total Currency Forwards	$(50,986)	-0.74%	$98,858	0.51%	$6,712	0.08%	$—	0.00%
Total Open Trade Equity (Deficit)	$237,661	3.45%	$1,222,524	6.36%	$642,494	7.26%	$—	0.00%
PRIVATE INVESTMENT COMPANIES
Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	—	0.00%	—	0.00%	—	0.00%	11,184,103	100.00%
Total Private Investment Companies	$—	0.00%	$—	0.00%	$—	0.00%	$11,184,103	100.00%

	Frontier Trading		Frontier Trading		Frontier Trading		Frontier Trading
	Company XXXIV LLC		Company XXXV LLC		Company XXXVII LLC		Company XXXIX LLC
		% of Total Capital		% of Total Capital		% of Total Capital		% of Total Capital
	Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)
SWAPS
Frontier XXXIV Balanced select swap (U.S.)	$18,939,450	135.16%	$—	0.00%	$—	0.00%	$—	0.00%
Frontier XXXVII L/S select swap (U.S.)	—	0.00%		0.00%	4,220,468	102.80%	—	0.00%
Frontier XXXVII Heritage select swap (U.S.)	—	0.00%		0.00%		0.00%	8,391,414	129.27%
Frontier XXXV Diversified select swap (U.S.)	—	0.00%	8,637,847	140.73%	—	0.00%	—	0.00%
	$18,939,450	135.16%	$8,637,847	140.73%	$4,220,468	102.80%	$8,391,414	129.27%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these consolidated financial statements.

The Trading Companies of the Equinox Frontier Funds

Condensed Schedule of Investments

December 31, 2015

	Frontier Trading		Frontier Trading		Frontier Trading		Frontier Trading
	Company I LLC		Company II LLC		Company VII LLC		Company XIV LLC
		% of Total Capital		% of Total Capital		% of Total Capital		% of Total Capital
Description	Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$(91,615)	-0.39%	$(1,294)	-0.01%	$—	0.00%	$46,701	1.36%
Various base metals futures contracts (U.S.)	—	0.00%	—	0.00%	(114,553)	-1.43%	—	0.00%
Copper Settling 12/30/2016 (number of contracts: 93)	—	0.00%	—	0.00%	(1,141,221)	-14.26%	—	0.00%
Various currency futures contracts (Singapore)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	104,988	0.45%	(26,609)	-0.20%	6,605	0.08%	4,514	0.13%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	(20,148)	-0.09%	—	0.00%	(389,699)	-4.87%	(237,865)	-6.91%
Brent Crude Oil Settling 1/26/2016 (number of contracts: 546)	—	0.00%	—	0.00%	(3,709,735)	-46.36%	—	0.00%
WTI Crude Oil Settling 6/29/2016 (number of contracts: 158)	—	0.00%	—	0.00%	(965,247)	-12.06%	—	0.00%
WTI Crude Oil Settling 5/31/2016 (number of contracts: 925)	—	0.00%	—	0.00%	(7,677,427)	-95.94%	—	0.00%
Gas Oil Settling 2/29/2016 (number of contracts: 68)	—	0.00%	—	0.00%	—	0.00%	217,500	6.32%
Gas Oil Settling 4/30/2016 (number of contracts: 71)	—	0.00%	—	0.00%	(993,661)	-12.42%	—	0.00%
Natural Gas Settling 2/29/2016 (number of contracts: 201)	—	0.00%	—	0.00%	—	0.00%	(227,570)	-6.61%
Heat Oil Settling 6/29/2016 (number of contracts: 314)	—	0.00%	—	0.00%	(4,145,156)	-51.80%	—	0.00%
Various interest rates futures contracts (Canada)	33,854	0.15%	10,868	0.08%	—	0.00%	32,546	0.95%
Various interest rates futures contracts (Europe)	(46,509)	-0.20%	(126,797)	-0.95%	—	0.00%	(54,219)	-1.57%
Various interest rates futures contracts (Far East)	119,681	0.51%	68,874	0.52%	—	0.00%	16,803	0.49%
Various interest rates futures contracts (Oceanic)	(29,899)	-0.13%	(3,134)	-0.02%	—	0.00%	377	0.01%
Various interest rates futures contracts (U.S.)	(20,922)	-0.09%	(317,169)	-2.38%	(30,915)	-0.39%	(70,806)	-2.06%
Various precious metal futures contracts (U.S.)	—	0.00%	—	0.00%	(557,610)	-6.96%	—	0.00%
Silver Settling 7/29/2016 (number of contracts: 142)	—	0.00%	—	0.00%	(943,552)	-11.79%	—	0.00%
Silver Settling 5/31/2016 (number of contracts: 175)	—	0.00%	—	0.00%	(1,266,412)	-15.83%	—	0.00%
Various soft futures contracts (Canada)	445	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	72,472	0.31%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Oceanic)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	(25,856)	-0.11%	4,274	0.03%	772,345	9.65%	(44,679)	-1.30%
Live Cattle Settling 7/15/2016 (number of contracts: 213)	—	0.00%	—	0.00%	417,732	5.22%	—	0.00%
Corn Settling 7/18/2016 (number of contracts: 733)	—	0.00%	—	0.00%	(747,836)	-9.35%	—	0.00%
Various stock index futures contracts (Canada)	(41,549)	-0.18%	—	0.00%	—	0.00%	(4,336)	-0.13%
Various stock index futures contracts (Europe)	16,565	0.07%	36,783	0.28%	—	0.00%	(3,962)	-0.12%
Various stock index futures contracts (Far East)	(28,958)	-0.12%	(83,141)	-0.62%	—	0.00%	(7,766)	-0.23%
Various stock index futures contracts (Oceanic)	(8,890)	-0.04%	—	0.00%	—	0.00%	(747)	-0.02%
Various stock index futures contracts (U.S.)	(7,871)	-0.03%	148,532	1.11%	—	0.00%	82,379	2.39%
Total Long Futures Contracts	$25,788	0.11%	$(288,813)	-2.16%	$(21,486,342)	-268.49%	$(251,130)	-7.30%
SHORT FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	163,241	0.70%	134,930	1.01%	—	0.00%	(5,389)	-0.16%
Various base metals futures contracts (U.S.)	(32,430)	-0.14%	(11,450)	-0.09%	173,147	2.16%	(8,500)	-0.25%
Various currency futures contracts (U.S.)	262,509	1.13%	466,490	3.50%	28,025	0.35%	37,249	1.08%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	(100,304)	-0.43%	142,483	1.07%	667,184	8.34%	170,240	4.94%
Natural Gas Settling 2/29/2016 (number of contracts: 201)	—	0.00%	—	0.00%	—	0.00%	(227,570)	-6.61%
Crude Oil Settling 4/30/2016 (number of contracts: -837)	—	0.00%	—	0.00%	4,035,371	50.43%	—	0.00%
Crude Oil Settling 3/31/2016 (number of contracts: -223)	—	0.00%	—	0.00%	739,030	9.24%	—	0.00%
WTI Crude Settling 2/19/2016 (number of contracts: -505)	—	0.00%	—	0.00%	3,923,021	49.02%	—	0.00%
Heat Oil Settling 9/29/2016 (number of contracts: -104)	—	0.00%	—	0.00%	1,838,928	22.98%	—	0.00%
Heat Oil Settling 8/1/2016 (number of contracts: -210)	—	0.00%	—	0.00%	3,342,927	41.77%	—	0.00%
Gas Oil Settling 2/29/2016 (number of contracts: -73)	—	0.00%	—	0.00%	—	0.00%	217,500	6.32%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	36,447	0.16%	—	0.00%	55,138	0.69%	(220)	-0.01%
Various interest rates futures contracts (Far East)	(250)	0.00%	—	0.00%	(18,050)	-0.23%	—	0.00%
Various interest rates futures contracts (Oceanic)	(20,207)	-0.09%	(3,043)	-0.02%	—	0.00%	(551)	-0.02%
Various interest rates futures contracts (U.S.)	(11,364)	-0.05%	(266)	0.00%	(3,900)	-0.05%	20,302	0.59%
Various precious metal futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various precious metal futures contracts (U.S.)	75,381	0.32%	244,230	1.83%	—	0.00%	1,530	0.04%
Silver Settling 3/31/2016 (number of contracts: -373)	—	0.00%	—	0.00%	851,818	10.64%	—	0.00%
Various precious metal futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contract (Europe)	(9,290)	-0.04%	(1,140)	-0.01%	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	(16)	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	36,938	0.16%	3,608	0.03%	—	0.00%	—	0.00%
Various soft futures contracts (Far East)	(4,138)	-0.02%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Singapore)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	42,680	0.18%	137,220	1.03%	(1,077,773)	-13.47%	47,438	1.38%
Corn Settling 5/17/2016 (number of contracts: -210)	—	0.00%	—	0.00%	490,875	6.13%	—	0.00%
Various stock index futures contracts (Africa)	(1,238)	-0.01%	(7,124)	-0.05%	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	(20,773)	-0.09%	(2,344)	-0.02%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	(25,518)	-0.11%	(1,191)	-0.01%	—	0.00%	(4,712)	-0.14%
Various stock index futures contracts (Far East)	29,546	0.13%	22,625	0.17%	—	0.00%	626	0.02%
Various stock index futures contracts (Mexico)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Oceanic)	(12,679)	-0.05%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	71,361	0.31%	(68,081)	-0.51%	(42,048)	-0.53%	10,790	0.31%
Various stock index futures contracts (Warsaw)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Total Short Futures Contracts	$479,912	2.06%	$1,056,931	7.93%	$15,003,693	187.47%	$258,733	7.50%
CURRENCY FORWARDS *
Various currency forwards contracts (NA)	$249,752	1.07%	$(168,539)	-1.26%	$—	0.00%	$26,881	0.78%
Total Currency Forwards	$249,752	1.07%	$(168,539)	-1.26%	$—	0.00%	$26,881	0.78%
Total Open Trade Equity (Deficit)	$755,452	3.24%	$599,579	4.51%	$(6,482,649)	-81.02%	$34,484	0.98%
OPTIONS PURCHASED *
Various energy futures contracts (U.S.)	$—	0.00%	$—	0.00%	$154,530	1.93%	$—	0.00%
Various stock index futures contracts (U.S.)	371,758	1.59%	—	0.00%	—	0.00%	—	0.00%
Total Options Purchased	$371,758	1.59%	$—	0.00%	$154,530	1.93%	$—	0.00%
OPTIONS WRITTEN *
Various stock index futures contracts (U.S.)	$(165,760)	-0.71%	$—	0.00%	$—	0.00%	$—	0.00%
Total Options Written	$(165,760)	-0.71%	$—	0.00%	$—	0.00%	$—	0.00%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these consolidated financial statements.

The Trading Companies of the Equinox Frontier Funds
Condensed Schedule of Investments
December 31, 2015

	Frontier Trading		Frontier Trading		Frontier Trading		Frontier Trading
	Company XV LLC		Company XXIII LLC		Company XXIX LLC		Company XXXIV LLC
		% of Total Capital		% of Total Capital		% of Total Capital		% of Total Capital
Description	Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$(50,387)	-0.37%	$—	0.00%	$—	0.00%	$—	0.00%
Various base metals futures contracts (U.S.)	—	0.00%	650	0.02%	—	0.00%	—	0.00%
Various currency futures contracts (Singapore)	6,824	0.05%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	(11,664)	-0.08%	(38,894)	-1.27%	4,224	0.41%	—	0.00%
Various energy futures contracts (Europe)	13,493	0.10%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (Far East)	—	0.00%	—	0.00%	605	0.06%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	10,098	0.99%	—	0.00%
Various interest rates futures contracts (Canada)	8,285	0.06%	26,122	0.85%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	(380,769)	-2.77%	(73,358)	-2.39%	(4,581)	-0.45%	—	0.00%
Various interest rates futures contracts (Far East)	22,925	0.17%	74,364	2.43%	2,329	0.23%	—	0.00%
Various interest rates futures contracts (Oceanic)	(1,711)	-0.01%	14,457	0.47%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	(35,830)	-0.26%	(91,109)	-2.97%	(1,655)	-0.16%	—	0.00%
Various precious metal futures contracts (U.S.)	—	0.00%	(1,110)	-0.04%	(5,070)	-0.50%	—	0.00%
Various soft futures contracts (Canada)	68	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	238	0.00%	—	0.00%	394	0.04%	—	0.00%
Various soft futures contracts (Oceanic)	5,505	0.04%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	17,813	0.13%	—	0.00%	10,410	1.02%	—	0.00%
Lean Hog Settling 4/18/2016 (number of contracts: 191)	—	0.00%	—	0.00%	(53,610)	-5.26%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	2,334	0.08%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	14,580	0.11%	39,310	1.28%	3,160	0.31%	—	0.00%
Various stock index futures contracts (Far East)	(33,510)	-0.24%	(7,258)	-0.24%	159	0.02%	—	0.00%
Various stock index futures contracts (Oceanic)	(1,931)	-0.01%	14,592	0.48%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	(4,360)	-0.03%	(57,123)	-1.86%	165	0.02%	—	0.00%
Total Long Futures Contracts	$(430,431)	-3.11%	$(97,023)	-3.16%	$(33,372)	-3.27%	$—	0.00%
SHORT FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	109,629	0.80%	—	0.00%	—	0.00%	—	0.00%
Various base metals futures contracts (U.S.)	(4,250)	-0.03%	—	0.00%	(2,975)	-0.29%	—	0.00%
Various currency futures contracts (U.S.)	32,835	0.24%	116,714	3.81%	34,653	3.40%	—	0.00%
Various energy futures contracts (Europe)	29,608	0.22%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (Far East)	410	0.00%	—	0.00%	1,020	0.10%	—	0.00%
Various energy futures contracts (U.S.)	586,716	4.27%	(61,323)	-2.00%	(1,037)	-0.10%	—	0.00%
Various interest rates futures contracts (Canada)	(63)	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	3,113	0.02%	2,700	0.09%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Oceanic)	(12,330)	-0.09%	—	0.00%	(2,816)	-0.28%	—	0.00%
Various interest rates futures contracts (U.S.)	50,113	0.36%	6,488	0.21%	1,297	0.13%	—	0.00%
Various precious metal futures contracts (Far East)	4,026	0.03%	—	0.00%	466	0.05%	—	0.00%
Various precious metal futures contracts (U.S.)	93,125	0.68%	4,738	0.15%	(3,165)	-0.31%	—	0.00%
Various precious metal futures contracts (Far East)	(2,639)	-0.02%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contract (Europe)	2,000	0.01%	—	0.00%	(1,700)	-0.17%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	(1,305)	-0.13%	—	0.00%
Various soft futures contracts (Europe)	6,824	0.05%	—	0.00%	1,832	0.18%	—	0.00%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%	2,791	0.27%	—	0.00%
Various soft futures contracts (Singapore)	930	0.01%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	34,651	0.25%	—	0.00%	753	0.07%	—	0.00%
Various stock index futures contracts (Africa)	(1,849)	-0.01%	—	0.00%	(751)	-0.07%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	8,952	0.07%	—	0.00%	(918)	-0.09%	—	0.00%
Various stock index futures contracts (Far East)	5,289	0.04%	—	0.00%	2,553	0.25%	—	0.00%
Various stock index futures contracts (Mexico)	74	0.00%	—	0.00%	717	0.07%	—	0.00%
Various stock index futures contracts (Oceanic)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	(17,786)	-0.13%	—	0.00%	6,707	0.66%	—	0.00%
Various stock index futures contracts (Warsaw)	(3,926)	-0.03%	—	0.00%	—	0.00%	—	0.00%
Total Short Futures Contracts	$925,452	6.74%	$69,317	2.26%	$38,122	3.74%	$—	0.00%
CURRENCY FORWARDS *
Various currency forwards contracts (NA)	$(32,681)	-0.24%	$—	0.00%	$—	0.00%	$—	0.00%
Total Currency Forwards	$(32,681)	-0.24%	$—	0.00%	$—	0.00%	$—	0.00%
Total Open Trade Equity (Deficit)	$462,340	3.39%	$(27,706)	-0.90%	$4,750	0.47%	$—	0.00%
SWAPS (3)
Frontier XXXIV Balanced select swap (U.S.)	$—	0.00%	$—	0.00%	$—	0.00%	$19,157,522	100.00%
Total Swaps	$—	0.00%	$—	0.00%	$—	0.00%	$19,157,522	100.00%

	Frontier Trading		Frontier Trading		Frontier Trading		Frontier Trading
	Company XXXV LLC		Company XXXVII LLC		Company XXXVIII LLC		Company XXXIX LLC (3)
		% of Total Capital		% of Total Capital		% of Total Capital		% of Total Capital
Description	Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%
Various base metals futures contracts (U.S.)	—	0.00%	—	0.00%	4,675	0.16%	—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	11,269	0.38%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	670	0.02%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	(612)	-0.02%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	(5,480)	-0.18%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	(24,157)	-0.81%	—	0.00%
Various stock index futures contracts (Oceanic)	—	0.00%	—	0.00%	(5,666)	-0.19%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	(25,893)	-0.87%	—	0.00%
Total Long Futures Contracts	$—	0.00%	$—	0.00%	$(45,194)	-1.51%	$—	0.00%
SHORT FUTURES CONTRACTS *
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	146,316	4.92%	—	0.00%
GBP Settling 3/16/2016 (number of contracts: -67)	—	0.00%	—	0.00%	180,063	6.05%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	(4,099)	-0.14%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	976	0.03%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	33,479	1.13%	—	0.00%
Various interest rates futures contracts (Oceanic)	—	0.00%	—	0.00%	(132,055)	-4.44%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	85,776	2.88%	—	0.00%
Various precious metal futures contracts (U.S.)	—	0.00%	—	0.00%	53,240	1.79%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	(40,433)	-1.36%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	26,809	0.90%	—	0.00%
Total Short Futures Contracts	$—	0.00%	$—	0.00%	$350,072	11.76%	$—	0.00%
Total Open Trade Equity (Deficit)	$—	0.00%	$—	0.00%	$304,878	10.25%	$—	0.00%
SWAPS (3)
Frontier Brevan Howard swap (U.S.)	$—	0.00%	$—	0.00%	$—	0.00%	$7,960,269	100.00%
Frontier XXXV Diversified select swap (U.S.)	8,685,850	100.00%	—	0.00%	—	0.00%	—	0.00%
Frontier XXXVII L/S select swap (U.S.)	—	0.00%	4,332,427	100.00%	—	0.00%	—	0.00%
Total Swaps	$8,685,850	100.00%	$4,332,427	100.00%	$—	0.00%	$7,960,269	100.00%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these consolidated financial statements.

The Trading Companies of the Frontier Fund
Statements of Operations
For The Years Ended December 31, 2016, 2015 and 2014

	Frontier Trading			Frontier Trading			Frontier Trading
	Company I, LLC			Company II, LLC			Company VII, LLC (1)
	12/31/2016	12/31/2015	12/31/2014	12/31/2016	12/31/2015	12/31/2014	12/31/2016	12/31/2015	12/31/2014
Investment Income:
Interest-net	$(909)	$(21,709)	$(22,159)	$8,302	$2,691	$5,359	$1,819	$(1,377)	$(1,858)

Total Income	(909)	(21,709)	(22,159)	8,302	2,691	5,359	1,819	(1,377)	(1,858)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures, forwards, and options	4,710,217	11,657,257	18,797,185	618,478	6,920,334	22,495,002	(1,479,588)	17,335,609	(2,952,658)
Net realized gain/(loss) on swap contracts	—	—	—	—	—	—	—	—	—
Net change in open trade equity	(518,190)	(1,192,808)	52,362	521,236	(2,873,705)	(848,009)	6,482,648	(12,031,602)	3,660,410
Net unrealized gain/(loss) on option / swap contracts	261,320	—	—	—	—	—	(45,277)	—	—
Risk analysis fees	(4,806)	—	—	(70,193)	—	—	—	—	—
Trading commissions	(593,636)	(816,237)	(661,478)	(86,425)	(106,923)	(123,412)	(259,227)	(1,081,917)	(1,264,512)

Net gain/(loss) on investments	3,854,905	9,648,212	18,188,067	983,096	3,939,706	21,523,581	4,698,556	4,222,090	(556,160)
NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$3,853,996	$9,626,503	$18,165,908	$991,398	$3,942,397	$21,528,940	$4,700,375	$4,220,713	$(558,018)

	Frontier Trading			Frontier Trading			Frontier Trading
	Company XIV, LLC (2)			Company XV, LLC			Company XXIII, LLC (3)
	12/31/2016	12/31/2015	12/31/2014	12/31/2016	12/31/2015	12/31/2014	12/31/2016	12/31/2015	12/31/2014
Investment Income:
Interest-net	$1,437	$(257)	$(16,316)	$1,591	$833	$(2,617)	$(7,014)	$(17,219)	$(12,365)

Total Income	1,437	(257)	(16,316)	1,591	833	(2,617)	(7,014)	(17,219)	(12,365)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures, forwards, and options	1,119,495	128,198	5,151,877	2,092,044	1,385,257	4,680,757	2,026,555	1,982,679	6,829,347
Net realized gain/(loss) on swap contracts	—	—	—	—	—	—	—	—	—
Net change in open trade equity	(34,485)	(990,384)	318,685	200,590	(1,196,577)	(2,428,123)	27,706	(921,311)	825,760
Net unrealized gain/(loss) on option / swap contracts	—	—	—	—	—	978,111	—	—	—
Risk analysis fees	—	—	—	(14,228)	—	—	—	—	—
Trading commissions	(39,648)	(123,168)	(909,921)	(130,601)	(131,746)	(351,072)	(95,575)	(208,033)	(164,440)

Net gain/(loss) on investments	1,045,362	(985,354)	4,560,641	2,147,805	56,934	2,879,673	1,958,686	853,335	7,490,667
NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$1,046,799	$(985,611)	$4,544,325	$2,149,396	$57,767	$2,877,056	$1,951,672	$836,116	$7,478,302

	Frontier Trading			Frontier Trading			Frontier Trading
	Company XXIX, LLC (4)			Company XXXIV, LLC			Company XXXV, LLC
	12/31/2016	12/31/2015	12/31/2014	12/31/2016	12/31/2015	12/31/2013	12/31/2016	12/31/2015	12/31/2014
Investment Income:
Interest-net	$235	$(751)	$23	$—	$(3,610)	$(6,498)	$—	$—	$—

Total Income	235	(751)	23	—	(3,610)	(6,498)	—	—	—

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures, forwards, and options	143,083	(1,811,908)	(310,258)	—	(463,603)	(2,060,335)	—	—	—
Net realized gain/(loss) on swap contracts	—	—	—	—	—	—	—	—	—
Net change in open trade equity	(4,750)	284,591	(279,840)	—	—	—	—	—	—
Net unrealized gain/(loss) on option / swap contracts	—	—	—	(218,073)	910,567	8,120,787	(48,003)	2,115,441	3,132,777
Trading commissions	(4,144)	(60,831)	(8,380)	—	(69,341)	(141,075)	—	—	—

Net gain/(loss) on investments	134,189	(1,588,148)	(598,478)	(218,073)	377,623	5,919,377	(48,003)	2,115,441	3,132,777

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$134,424	$(1,588,899)	$(598,455)	$(218,073)	$374,013	$5,912,879	$(48,003)	$2,115,441	$3,132,777

	Frontier Trading			Frontier Trading			Frontier Trading
	Company XXXVII, LLC			Company XXXVIII, LLC			Company XXXIX, LLC
	12/31/2016	12/31/2015	12/31/2014	12/31/2016	12/31/2015	12/31/2014	12/31/2016	12/31/2015	12/31/2014
Investment Income:
Interest-net	$—	$—	$—	$790	$(1,607)	$(2,576)	$—	$—	$—

Total Income	—	—	—	790	(1,607)	(2,576)	—	—	—

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures, forwards, and options	—	—	—	(4,641,720)	(2,416,059)	1,616,525	—	—	—
Net realized gain/(loss) on swap contracts	—	—	—	—	—	—	—	—	—
Net change in open trade equity	—	—	—	(79,619)	(1,064,164)	(2,151,473)	—	—	—
Net unrealized gain/(loss) on option / swap contracts	(111,959)	(300,633)	1,176,515	—	—	—	438,145	419,803	2,108,782
Net unrealized gain/(loss) on private investment companies	—	—	—	2,384,103	—	—	—	—	—
Trading commissions	—	—	—	(76,901)	(143,158)	(204,324)	(7,000)	—	(3,500)

Net gain/(loss) on investments	(111,959)	(300,633)	1,176,515	(2,414,137)	(3,623,381)	(739,272)	431,145	419,803	2,105,282
NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$(111,959)	$(300,633)	$1,176,515	$(2,413,347)	$(3,624,988)	$(741,848)	$431,145	$419,803	$2,105,282

(1)	Trading Company VII ceased trading operations April 28, 2016
(2)	Trading Company XIV ceased trading operations April 21, 2016
(3)	Trading Company XXIII ceased trading operations July 22, 2016
(4)	Trading Company XXIX ceased trading operations January 29, 2016

The accompanying notes are an integral part of these consolidated financial statements.

The Trading Companies of the Frontier Fund
Statements of Changes in Members’ Equity
For the Years Ended December 31, 2016, 2015 and 2014

	Frontier Trading	Frontier Trading	Frontier Trading
	Company I LLC	Company II LLC	Company VII, LLC (1)
Members’ Equity, December 31, 2013	$19,611,575	$17,534,029	$7,003,289

Capital Contributed	157,856,619	12,312,000	37,505,000
Capital Distributed	(169,654,397)	(37,050,000)	(33,710,129)
Net Increase (decrease) in Members’ Equity Resulting From Operations	18,165,908	21,528,940	(558,018)

Members’ Equity, December 31, 2014	25,979,705	14,324,969	10,240,142

Capital Contributed	152,936,600	32,277,000	54,479,000
Capital Distributed	(165,396,061)	(37,200,000)	(60,937,393)
Net Increase (decrease) in Members’ Equity Resulting From Operations	9,626,503	3,942,397	4,220,713

Members’ Equity, December 31, 2015	23,146,747	13,344,366	8,002,462

Capital Contributed	175,068,296	173,832,267	20,283,579
Capital Distributed	(195,185,435)	(168,961,025)	(32,986,416)
Net Increase (decrease) in Members’ Equity Resulting From Operations	3,853,996	991,398	4,700,375
Members’ Equity, December 31, 2016	$6,883,604	$19,207,006	$—

	Frontier Trading	Frontier Trading	Frontier Trading
	Company XIV, LLC (2)	Company XV, LLC	Company XXIII, LLC (3)
Members’ Equity, December 31, 2013	$3,527,697	$19,248,714	$4,251,667

Capital Contributed	21,580,000	23,175,200	3,895,000
Capital Distributed	(24,945,000)	(29,900,000)	(12,100,000)
Net Increase (decrease) in Members’ Equity Resulting From Operations	4,544,325	2,877,056	7,478,302

Members’ Equity, December 31, 2014	4,707,022	15,400,970	3,524,969

Capital Contributed	7,272,500	975,100	17,805,000
Capital Distributed	(7,550,000)	(2,690,500)	(19,100,000)
Net Increase (decrease) in Members’ Equity Resulting From Operations	(985,611)	57,767	836,116

Members’ Equity, December 31, 2015	3,443,911	13,743,337	3,066,085

Capital Contributed	3,205,916	7,771,910	8,295,740
Capital Distributed	(7,696,626)	(14,817,369)	(13,313,497)
Net Increase (decrease) in Members’ Equity Resulting From Operations	1,046,799	2,149,396	1,951,672

Members’ Equity, December 31, 2016	$—	$8,847,274	$—

	Frontier Trading	Frontier Trading	Frontier Trading
	Company XXIX, LLC (4)	Company XXXIV, LLC	Company XXXV, LLC
Members’ Equity, December 31, 2013	$—	$10,126,168	$3,437,632

Capital Contributed	2,265,000	25,645,000	—
Capital Distributed	—	(22,750,000)	—
Net Increase (decrease) in Members’ Equity Resulting From Operations	(598,455)	5,912,879	3,132,777

Members’ Equity, December 31, 2014	1,666,545	18,934,047	6,570,409

Capital Contributed	4,042,000	11,282,015	—
Capital Distributed	(3,100,000)	(11,432,553)	—
Net Increase (decrease) in Members’ Equity Resulting From Operations	(1,588,899)	374,013	2,115,441

Members’ Equity, December 31, 2015	1,019,646	19,157,522	8,685,850

Capital Contributed	2,207,000	—	—
Capital Distributed	(3,361,070)	(4,926,555)	(2,500,000)
Net Increase (decrease) in Members’ Equity Resulting From Operations	134,424	(218,072)	(48,003)

Members’ Equity, December 31, 2016	$—	$14,012,895	$6,137,847

	Frontier Trading	Frontier Trading	Frontier Trading
	Company XXXVII, LLC	Company XXXVIII, LLC	Company XXXIX, LLC
Members’ Equity, December 31, 2013	$2,456,545	$6,880,279	$5,435,184

Capital Contributed	—	14,825,252	—
Capital Distributed	—	(16,650,000)	—
Net Increase (decrease) in Members’ Equity Resulting From Operations	1,176,515	(741,848)	2,105,282

Members’ Equity, December 31, 2014	3,633,060	4,313,683	7,540,466

Capital Contributed	1,000,000	14,336,000	—
Capital Distributed	—	(12,050,000)	—
Net Increase (decrease) in Members’ Equity Resulting From Operations	(300,633)	(3,624,988)	419,803

Members’ Equity, December 31, 2015	4,332,427	2,974,695	7,960,269

Capital Contributed	—	17,027,822	—
Capital Distributed	(115,000)	(6,405,067)	(1,900,000)
Net Increase (decrease) in Members’ Equity Resulting From Operations	(111,959)	(2,413,347)	431,145

Members’ Equity, December 31, 2016	$4,105,468	$11,184,103	$6,491,414

(1)	Trading Company VII ceased trading operations April 28, 2016
(2)	Trading Company XIV ceased trading operations April 21, 2016
(3)	Trading Company XXIII ceased trading operations July 22, 2016
(4)	Trading Company XXIX ceased trading operations January 29, 2016

The accompanying notes are an integral part of these consolidated financial statements.

The Trading Companies of the Frontier Fund
Statements of Cash Flows
For the Years Ended December 31, 2016, 2015 and 2014

	Frontier Trading			Frontier Trading			Frontier Trading
	Company I, LLC			Company II, LLC			Company VII, LLC
	2016	2015	2014	2016	2015	2014	2016	2015	2014

Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$3,853,996	$9,626,503	$18,165,908	$991,398	$3,942,397	$21,528,940	$4,700,375	$4,220,713	$(558,018)
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by (used in) operating activities:
Decrease (increase) in receivable from futures commission merchants	15,540,015	544,018	(6,262,089)	(5,252,127)	(1,893,306)	2,361,317	14,330,819	(7,636,501)	574,114
Decrease (increase) in open trade equity, at fair value	517,791	2,376,408	(174,792)	(622,945)	2,873,705	848,009	(6,482,499)	9,951,838	(12,349,140)
Net unrealized (gain) loss on option/swap contracts	205,998	(87,257)	69,085	—	—	—	154,380	(77,725)	—
(Decrease) increase in risk analysis fee payable	1,155	—	—	12,215	—	—	—	—	—
Decrease (increase) in interest receivable	—	—	—	217	204	155	—	—	—
(Decrease) increase in interest payable	(1,816)	(211)	(334)	—	—	(421)	(238)	68	6
Net cash provided by (used in) operating activities	20,117,139	12,459,461	11,797,778	(4,871,242)	4,923,000	24,738,000	12,702,837	6,458,393	(3,794,871)

Cash Flows from Financing Activities
Capital Contributed	175,068,296	152,936,600	157,856,619	173,832,267	32,277,000	12,312,000	20,283,579	54,479,000	37,505,000
Capital Distributed	(195,185,435)	(165,396,061)	(169,654,397)	(168,961,025)	(37,200,000)	(37,050,000)	(32,986,416)	(60,937,393)	(33,710,129)

Net cash provided by (used in) financing activities	(20,117,139)	(12,459,461)	(11,797,778)	4,871,242	(4,923,000)	(24,738,000)	(12,702,837)	(6,458,393)	3,794,871

Net change in cash and cash equivalents	—	—	—	—	—	—	—	—	—
Cash and cash equivalents, beginning of period	—	—	—	—	—	—	—	—	—
Cash and cash equivalents, end of period	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Frontier Trading			Frontier Trading			Frontier Trading
	Company XIV, LLC			Company XV, LLC			Company XXIII, LLC
	2016	2015	2014	2016	2015	2014	2016	2015	2014

Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$1,046,799	$(985,611)	$4,544,325	$2,149,396	$57,767	$2,877,056	$1,951,672	$836,116	$7,478,302
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by (used in) operating activities:
Decrease (increase) in receivable from futures commission merchants	3,409,216	273,327	(859,653)	5,073,766	460,832	(484,173)	3,093,791	(462,427)	1,552,458
Decrease (increase) in open trade equity, at fair value	34,484	990,384	(318,684)	(180,154)	1,196,577	5,197,268	(27,706)	921,311	(825,760)
Decrease (increase) in written options, at fair value	—	—	—	—	—	(865,940)	—	—	—
(Decrease) increase in risk analysis fee payable	—	—	—	2,303	—	—	—	—	—
Decrease (increase) in interest receivable	211	(211)	—	—	68	657	—	—	—
(Decrease) increase in interest payable	—	(389)	(988)	148	156	(68)	—	—	—
Net cash provided by (used in) operating activities	4,490,710	277,500	3,365,000	7,045,459	1,715,400	6,724,800	5,017,757	1,295,000	8,205,000

Cash Flows from Financing Activities
	—	—	—
Capital Contributed	3,205,916	7,272,500	21,580,000	7,771,910	975,100	23,175,200	8,295,740	17,805,000	3,895,000
Capital Distributed	(7,696,626)	(7,550,000)	(24,945,000)	(14,817,369)	(2,690,500)	(29,900,000)	(13,313,497)	(19,100,000)	(12,100,000)

Net cash provided by (used in) financing activities	(4,490,710)	(277,500)	(3,365,000)	(7,045,753)	(1,715,400)	(6,724,800)	(5,017,757)	(1,295,000)	(8,205,000)

Net change in cash and cash equivalents	—	—	—	—	—	—	—	—	—
Cash and cash equivalents, beginning of period	$—	$—	—	$—	$—	—	$—	$—	—
Cash and cash equivalents, end of period	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Frontier Trading			Frontier Trading			Frontier Trading
	Company XXIX, LLC			Company XXXIV, LLC			Company XXXV, LLC
	2016	2015	2014	2016	2015	2014	2016	2015	2014

Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$134,424	$(1,588,899)	$(598,455)	$(218,073)	$374,013	$5,912,879	$(48,003)	$2,115,441	$3,132,777
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by (used in) operating activities:
Decrease (increase) in receivable from futures commission merchants	1,014,896	931,466	(1,946,362)	—	687,693	(687,693)	—	—	—
Decrease (increase) in open trade equity, at fair value	4,750	(284,591)	279,840	—	—	—	—	—	—
Net realized (gain) loss on swap contracts	—	—	—	—	—	—	—	—	—
Net unrealized (gain) loss on swap contracts	—	—	—	218,073	(910,567)	(8,120,787)	48,003	(2,115,441)	(3,132,777)
(Decrease) increase in interest payable	—	24	(23)	—	(602)	601	—	—	—
Net cash provided by (used in) operating activities	1,154,070	(942,000)	(2,265,000)	—	150,537	(2,895,000)	—	—	—

Cash Flows from Financing Activities
(Decrease) increase in advance on unrealized swap appreciation	—	—	—	4,926,555	—	—	2,500,000	—	—
Capital Contributed	2,207,000	4,042,000	2,265,000	—	11,282,015	25,645,000	—	—	—
Capital Distributed	(3,361,070)	(3,100,000)	—	(4,926,555)	(11,432,552)	(22,750,000)	(2,500,000)	—	—

Net cash provided by (used in) financing activities	(1,154,070)	942,000	2,265,000	—	(150,537)	2,895,000	—	—	—

Net change in cash and cash equivalents	—	—	—	—	—	—	—	—	—
Cash and cash equivalents, beginning of period	$—	$—	—	$—	$—	—	$—	$—	—
Cash and cash equivalents, end of period	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Frontier Trading			Frontier Trading			Frontier Trading
	Company XXXVII, LLC			Company XXXVIII, LLC			Company XXXIX, LLC
	2016	2015	2014	2016	2015	2014	2016	2015	2014

Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$(111,959)	$(300,633)	$1,176,515	$(2,413,347)	$(3,624,988)	$(741,848)	$431,145	$419,803	$2,105,282
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by (used in) operating activities:
Decrease (increase) in receivable from futures commission merchants	—	—	—	2,670,015	274,677	415,299	—	—	3,500
Decrease (increase) in open trade equity, at fair value	—	—	—	304,878	1,064,165	2,151,472	—	—	—
Net unrealized (gain) loss on swap contracts	111,959	(699,367)	(1,176,515)	—	—	—	(431,145)	(419,803)	(2,108,782)
Purchase of Private Investment Companies	—	—	—	(8,800,000)	—	—	—	—	—
Net unrealized gain/(loss) on private investment companies	—	—	—	(2,384,103)	—	—	—	—	—
(Decrease) increase in interest payable	—	—	—	(198)	146	(175)	—	—	—
Net cash provided by (used in) operating activities	—	(1,000,000)	—	(10,622,755)	(2,286,000)	1,824,748	—	—	—

Cash Flows from Financing Activities
(Decrease) increase in advance on unrealized swap appreciation	115,000	—	—	—	—	—	1,900,000
Capital Contributed	—	1,000,000	—	17,027,822	14,336,000	14,825,252	—	—	—
Capital Distributed	(115,000)	—	—	(6,405,067)	(12,050,000)	(16,650,000)	(1,900,000)	—	—

Net cash provided by (used in) financing activities	—	1,000,000	—	10,622,755	2,286,000	(1,824,748)	—	—	—

Net change in cash and cash equivalents	—	—	—	—	—	—	—	—	—
Cash and cash equivalents, beginning of period	$—	$—	—	$—	$—	—	$—	$—	—
Cash and cash equivalents, end of period	$—	$—	$—	$—	$—	$—	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Equinox Frontier Funds
Notes to Financial Statements

1.	Organization and Purpose

These financial statements and related notes pertain to the following companies: Frontier Trading Company I LLC, Frontier Trading Company II LLC, Frontier Trading Company VII LLC, Frontier Trading Company IX LLC , Frontier Trading Company XV LLC, Frontier Trading Company XXIII, Frontier Trading Company XXIX, Frontier Trading Company XXXIV, LLC, Frontier Trading Company XXXV LLC, Frontier Trading Company XXXVII, LLC, Frontier Trading Company XXXVIII, LLC, and Frontier Trading Company XXXIX, LLC (the “Trading Companies”).

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

Trading Companies engage in the speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies) and options contracts and other derivative instruments (including swap contracts) and may, from time to time, engage in cash and spot transactions. A brief description of the Trading Company’s main types of investments is set forth below:

●	A futures contract is a standardized contract traded on an exchange that calls for the future delivery of a specified quantity of a commodity at a specified time and place. Exposure to futures contracts is done directly by the trading companies or indirectly through an investment in a Private Investment Company that trades futures.

●	A forward contract is an individually negotiated contract between principals, not traded on an exchange, to buy or sell a specified quantity of a commodity at or before a specified date at a specified price.

●	An option on a futures contract, forward contract or a commodity gives the buyer of the option the right, but not the obligation, to buy or sell a futures contract, forward contract or a commodity, as applicable, at a specified price on or before a specified date. Options on futures contracts are standardized contracts traded on an exchange, while options on forward contracts and commodities, referred to collectively as over-the-counter options, generally are individually negotiated, principal-to-principal contracts not traded on an exchange.

●	A swap contract generally involves an exchange of a stream of payments between the contracting parties. Swap contracts generally are not uniform and not exchange-traded.

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

Receivable from Futures Commission Merchants—The Trading Companies deposit assets with a FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trading Companies earn interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2016 included restricted cash for margin requirements of $2,631,477 for the Frontier Trading Company I LLC, $3,623,496 for the Frontier Trading Company XV LLC, and $14,604,203 for the Frontier Trading Company II LLC.

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

Investment Transactions—Futures, options on futures, forward and swap contracts are recorded on a trade date basis and realized gains or losses are recognized when contracts are settled. Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the statements of financial condition as open trade equity (deficit) for futures and forwards as there exists a right of offset of unrealized gains or losses in accordance with ASC 210. Balance Sheet (“ASC 210”) and Accounting Standards Update (ASU) 2013-01. Balance Sheet (Topic 210).

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

Purchase and Sales of Private Investment Companies —Trading Companies are able to subscribe into and redeem from the Galaxy Plus entities on a weekly basis. The value of the Private Investment Companies is determined by the Sponsor and reported on a daily basis. The change in value is calculated as the difference between the total purchase proceeds and the fair value calculated by the Sponsor and is recorded as net unrealized gain/(loss) on private investment companies on the statements of operations.

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

Income Taxes—The Trading Companies apply the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trading Companies’ financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trading Company level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. Management has concluded there is no tax expense, interest or penalties to be recorded by the Trading Companies. The 2013 through 2016 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

Fees and Expenses—The Trading Companies incur no expenses other than trading commissions resulting from normal trading activity. All operating expenses such as legal, accounting, etc. are paid for, without reimbursement, by Equinox Fund Management, LLC, the Managing Owner of the Trust.

Recently Adopted Accounting Pronouncement—In May 2015, the FASB issued ASU No. 2015-07, “Fair Value Measurement (Topic 820) — Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” ASU No. 2015-07 removes the requirement to include investments in the fair value hierarchy for which the fair value is measured at NAV using the practical expedient under “Fair Value Measurements and Disclosures (Topic 820).” ASU No. 2015-07 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. ASU No. 2015-07 is required to be applied retrospectively to all periods presented beginning in the year of adoption. ASU No. 2015-07 only impacts the Trading Company’s disclosures, adoption does not affect the Trading Company’s financial condition, results of operations, or cash flows.

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

Swap Contracts. Certain Series of the Trust strategically invest a portion or all of their assets in total return swaps, selected at the direction of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more investment products or indices. In a typical swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. Swap contracts are reported at fair value upon daily reports from the counterparty. In addition, a third party takes receives the inputs from the counterparty, makes certain adjustments, and runs it through their pricing model to come up with their daily price. The fair value measurements of the swap contracts are valued using unadjusted inputs that were not internally developed. The Managing Owner reviews and compares approves current day pricing of the CTA positions, as received from the counterparty which includes intra-day volatility and volume and daily index performance, as well as from the third party. Differences in prices exceeding 5% are investigated. Unexplainable differences are escalated to the Managing Owner’s Valuation Committee for evaluation and resolution.

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

The following table summarizes the instruments that comprise the Trading Companies financial asset portfolio measured at fair value on a recurring basis as of December 31, 2016 and 2015, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

				Total
December 31, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value

Frontier Trading Company I LLC
Open Trade Equity (Deficit)	$288,647	$(50,986)	$—	$237,661
Frontier Trading Company II LLC
Open Trade Equity (Deficit)	1,123,666	98,858	—	1,222,524
Frontier Trading Company XV, LLC
Open Trade Equity (Deficit)	635,782	6,712	—	642,494
Frontier Trading Company XXXIV, LLC
Swap Contracts	—	—	18,939,450	18,939,450
Frontier Trading Company XXXV, LLC
Swap Contracts	—	—	8,637,847	8,637,847
Frontier Trading Company XXXVII, LLC
Swap Contracts	—	—	4,220,468	4,220,468
Frontier Trading Company XXXVIII, LLC
Private Investment Companies	—	11,183,404	—	11,183,404
Frontier Trading Company XXXIX, LLC
Swap Contracts	—	—	8,391,414	8,391,414

				Total
December 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value

Frontier Trading Company I LLC
Open Trade Equity (Deficit)	$755,452	$—	$—	$755,452
Options Purchased	—	371,758	—	371,758
Options Written	—	(165,760)	—	(165,760)
Frontier Trading Company II LLC
Open Trade Equity (Deficit)	599,579	—	—	599,579
Frontier Trading Company VII LLC
Open Trade Equity (Deficit)	(6,482,499)	—	—	(6,482,499)
Options Purchased	—	154,380	—	154,380
Frontier Trading Company XIV, LLC
Open Trade Equity (Deficit)	34,848	—	—	34,848
Frontier Trading Company XV, LLC
Open Trade Equity (Deficit)	462,340	—	—	462,340
Frontier Trading Company XXIII, LLC
Open Trade Equity (Deficit)	(27,706)	—	—	(27,706)
Frontier Trading Company XXIX, LLC
Open Trade Equity (Deficit)	4,750	—	—	4,750
Frontier Trading Company XXXIV, LLC
Swap Contracts	—	—	19,157,522	19,157,522
Frontier Trading Company XXXIX, LLC
Swap Contracts	—	—	7,960,269	7,960,269
Frontier Trading Company XXXV, LLC
Swap Contracts	—	—	8,685,850	8,685,850
Frontier Trading Company XXXVII, LLC
Swap Contracts	—	—	4,332,427	4,332,427
Frontier Trading Company XXXVIII, LLC
Open Trade Equity (Deficit)	304,878	—	—	304,878

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap Contract asset gains and losses (realized/unrealized) included in earnings are classified in “net realized and unrealized gain/(loss) on investments—net realized and unrealized gain/(loss) on swap contracts” on the statements of operations. During the years ended December 31, 2016 and 2015, all identified level three assets are components of the Frontier Trading Company XXXIV, XXXV, XXXVII, and XXXIX.

	Frontier Trading Company	Frontier Trading Company
	XXXIV LLC	XXXIX, LLC
	For The Year Ending	For The Year Ending
	December 31, 2016	December 31, 2016
Balance of recurring Level 3 assets as of December 31, 2015	$19,157,522	$7,960,269
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	(218,073)	431,145
Purchases, sales, issuances, and settlements, net	—	—
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2016	$18,939,449	$8,391,414

	Frontier Trading Company	Frontier Trading Company
	XXXV LLC	XXXVII, LLC
	For The Year Ending	For The Year Ending
	December 31, 2016	December 31, 2016
Balance of recurring Level 3 assets as of December 31, 2015	$8,685,850	$4,332,427
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	(48,003)	(111,959)
Purchases, sales, issuances, and settlements, net	—	—
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2016	$8,637,847	$4,220,468

	Frontier Trading Company	Frontier Trading Company
	XXXIV LLC	XXXIX, LLC
	For The Year Ending	For The Year Ending
	December 31, 2015	December 31, 2015
Balance of recurring Level 3 assets as of January 1, 2015	$18,246,955	$7,540,466
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	910,567	419,803
Included in other comprehensive income	—	—
Purchases, sales, issuances, and settlements, net	—	—
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2015	$19,157,522	$7,960,269

	Frontier Trading Company	Frontier Trading Company
	XXXV LLC	XXXVII, LLC
	For The Year Ending	For The Year Ending
	December 31, 2015	December 31, 2015
Balance of recurring Level 3 assets as of January 1, 2015	$6,570,409	$3,633,060
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	2,115,441	(300,633)
Included in other comprehensive income	—	—
Purchases, sales, issuances, and settlements, net	—	1,000,000
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2015	$8,685,850	$4,332,427

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2016:

	Frontier Trading	Frontier Trading	Frontier Trading	Frontier Trading
	Company XXXV LLC	Company XXXVII LLC	Company XXXIV LLC	Company XXXIX LLC
Swaps	$(48,002)	$(111,960)	$(218,070)	$431,146

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2015:

	Frontier Trading	Frontier Trading	Frontier Trading	Frontier Trading
	Company XXXV LLC	Company XXXVII LLC	Company XXXIV LLC	Company XXXIX LLC
Swaps	$2,115,441	$(300,633)	$(910,566)	$419,803

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2014:

	Frontier Trading	Frontier Trading	Frontier Trading	Frontier Trading
	Company XXXV LLC	Company XXXVII LLC	Company XXXIV LLC	Company XXXIX LLC
Swaps	$3,132,776	$1,176,514	$8,120,996	$2,105,281

The Trading Companies assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Trading Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the year ended December 31, 2016 and 2015, the Trust did not transfer any assets between Level 1, Level 2 or Level 3.

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

Each Trading Company’s investment in swaps will likely differ substantially over time due to cash flows, portfolio management decisions and market movements. The swaps serve to diversify the investment holdings of each Trading Company and to provide access to programs and advisors that would not be otherwise available to the Trading Company, and are not used for hedging purposes.

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

To help to reduce counterparty risk on the Trading Companies, the Managing Owner has the right to reduce the Trading Companies’ exposure and remove cash from the Trading Companies’ total return swaps with Deutsche Bank AG. This cash holding shall be in excess of $250,000, and may not exceed 40% of the Index exposure in total. Index exposure is defined as the total notional amount plus any profit. The funds are charged interest on this cash holding and any amount removed will be offset against the final settlement value of the swap. As of December 31, 2016, the Frontier Trading Company XXXIV LLC, Frontier Trading Company XXXV LLC, Frontier Trading Company XXXVII LLC, and Frontier Trading Company XXXIX LLC, had $4,926,555, $2,500,000, $115,000, and $1,900,000, respectively, in cash holdings as shown in the Fund’s Statements of Financial Conditions under advance on unrealized swap appreciation, which relates to the Trading Companies’ total return swaps with Deutsche Bank AG.

The Trading Companies have invested in the following swaps as of December 31, 2016.

	XXXIX Brevan Howard	XXXIV Balanced Select Swap	XXXV Diversified Select Swap	XXXVII L/S Select Swap
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap

Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$11,413,283	$22,580,043	$13,851,707	$1,877,692
Termination Date	3/26/2018	8/2/2018	8/2/2018	8/7/2018
Cash Collateral	$5,986,000	$9,600,000	$3,400,000	$3,880,000
Swap Value	$2,405,414	$9,339,450	$5,237,847	$340,468
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	$431,145	($218,073)	($48,003)	($111,959)
Fair Value as of 12/31/2016	$8,391,414	$18,939,450	$8,637,847	$4,220,468
Advance on swap appreciation	($1,900,000)	($4,926,555)	($2,500,000)	($115,000)

The Trading Companies have invested in the following swaps as of December 31, 2015.

	Brevan Howard	XXXIV Balanced Select Swap	XXXV Diversified Select Swap	XXXVII L/S Select Swap
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap

Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$12,663,283	$22,580,043	$13,851,707	$1,877,592
Termination Date	3/26/2018	8/2/2018	8/2/2018	8/7/2018
Cash Collateral	$5,993,000	$9,600,000	$3,400,000	$3,880,000
Swap Value	$1,967,269	$9,557,519	$5,285,850	$452,428
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	$419,803	$910,566	$2,115,441	($300,633)
Fair Value as of 12/31/2015	$7,960,269	$19,157,519	$8,685,850	$4,332,428

5.	Financial Highlights

The following information presents the financial highlights of the Trading Companies for the years ended December 31, 2016, 2015 and 2014.

	Frontier Trading			Frontier Trading			Frontier Trading
	Company I LLC			Company II LLC			Company VII, LLC (1)
	12/31/2016	12/31/2015	12/31/2014	12/31/2016	12/31/2015	12/31/2014	12/31/2016	12/31/2015	12/31/2014

Net Investment Gain	-0.01%	-0.11%	-0.12%	0.04%	0.02%	0.03%	0.05%	-0.02%	-0.03%

Total Return	19.51%	63.74%	145.03%	36.78%	67.48%	241.28%	145.34%	117.20%	37.77%

	Frontier Trading			Frontier Trading			Frontier Trading
	Company XIV, LLC (2)			Company XV, LLC			Company XXIII, LLC (3)
	12/31/2016	12/31/2015	12/31/2014	12/31/2016	12/31/2015	12/31/2014	12/31/2016	12/31/2015	12/31/2014

Net Investment Gain	0.11%	-0.01%	-0.20%	0.01%	0.01%	-0.02%	-0.42%	-0.45%	-0.46%

Total Return	75.41%	-27.64%	159.10%	32.45%	-0.93%	19.79%	-99.9%	48.44%	2149.00%

	Frontier Trading			Frontier Trading			Frontier Trading
	Company XXIX, LLC (4)			Company XXXIX, LLC			Company XXXIV, LLC
	12/31/2016	12/31/2015	12/31/2014	12/31/2016	12/31/2015	12/31/2014	12/31/2016	12/31/2015	12/31/2014

Net Investment Gain	0.06%	-0.04%	0.01%	0.00%	0.00%	0.00%	0.00%	-0.02%	-0.05%

Total Return	-100.00%	-56.27%	-37.15%	5.02%	-29108.31%	38.75%	2.30%	1.43%	41.75%

	Frontier Trading			Frontier Trading			Frontier Trading
	Company XXXV, LLC			Company XXXVII, LLC			Company XXXVIII, LLC
	12/31/2016	12/31/2015	12/31/2014	12/31/2016	12/31/2015	12/31/2014	12/31/2016	12/31/2015	12/31/2014

Net Investment Gain	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	-0.02%	-0.04%	-0.07%

Total Return	7.97%	32.20%	91.13%	-2.57%	-2.86%	47.89%	-71.58%	-58.46%	85.85%

(1)	Trading Company VII ceased trading operations April 28, 2016
(2)	Trading Company XIV ceased trading operations April 21, 2016
(3)	Trading Company XXIII ceased trading operations July 22, 2016
(4)	Trading Company XXIX commenced operations in November 2014 and ceased trading operations January 29, 2016.

6.	Investments in Unconsolidated Trading Companies and Private Investment Companies

Investments in Private Investment Companies represent cash and open trade equity invested in the Private Investment Companies as well as the cumulative trading profits or losses allocated to the Trust by the Private Investment Companies. Private Investment Companies allocate trading profits or losses on the basis of the proportion of the Trading Company’s capital allocated for trading to the Private Investment Company, which bears no relationship to the amount of cash invested by the Trading Company in the Private Investment Companies. Investments in Private Investment Companies are valued using the NAV provided by the underlying private investment.

As of December 31, 2016, Frontier Trading Company XXXVIII, LLC’s investment into Galaxy Plus Fund – Quest FIT Feeder Fund (535) LLC had a fair value of $11,184,103. For the year ended December 31, 2016, Galaxy Plus Fund – Quest FIT Feeder Fund (535) LLC incurred $78,605 in trading commissions and had $2,328,567 and $134,141 in realized and unrealized trading gains, respectively, for a net income of $2,384,103. Galaxy Plus Fund – Quest FIT Feeder Fund (535) LLC allows for weekly redemptions upon 24 hours written notice. There are no liquidity restrictions.

7.	Derivative Instruments and Hedging Activities

The Trading Companies’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trading Companies do not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trading Companies’ derivatives by instrument types as of December 31, 2016 and 2015 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trading Companies’ positions in swap contracts.

The following tables summarize the monthly averages of futures contracts bought and sold for each respective Trading Company:

For the Year Ended December 31, 2016
Monthly average contracts:
	Bought	Sold

Frontier Trading Company I LLC	18,202	18,243
Frontier Trading Company II LLC	2,082	2,130
Frontier Trading Company VII LLC	3,085	3,086
Frontier Trading Company XIV LLC	795	803
Frontier Trading Company XV LLC	4,154	4,001
Frontier Trading Company XXIII LLC	1,682	1,615
Frontier Trading Company XXIX LLC	64	71
Frontier Trading Company XXXVIII LLC	1,341	1,208

For the Year Ended December 31, 2015
Monthly average contracts:
	Bought	Sold

Frontier Trading Company I LLC	14,984	15,185
Frontier Trading Company II LLC	1,508	1,597
Frontier Trading Company VII LLC	13,402	13,274
Frontier Trading Company XIV LLC	1,338	1,359
Frontier Trading Company XV LLC	2,153	2,225
Frontier Trading Company XXIII LLC	2,926	2,962
Frontier Trading Company XXIX LLC	526	537
Frontier Trading Company XXXIV LLC	972	972
Frontier Trading Company XXXVIII LLC	1,275	1,349

For the Year Ended December 31, 2014
Monthly average contracts:
	Bought	Sold

Frontier Trading Company I LLC	10,431	10,301
Frontier Trading Company II LLC	1,658	1,626
Frontier Trading Company VII LLC	11,107	11,212
Frontier Trading Company XIV LLC	3,156	3,140
Frontier Trading Company XV LLC	4,102	4,066
Frontier Trading Company XXIII LLC	1,981	1,952
Frontier Trading Company XXIX LLC	42	22
Frontier Trading Company XXXIV LLC	1,936	1,938
Frontier Trading Company XXXVIII LLC	1,730	1,622

The following tables summarize the trading revenues for the years ended December 31, 2016, 2015 and 2014, approximately by sector:

Realized Trading Revenue from Futures, Forwards, and Options for the Year Ended December 31, 2016(1)

	Frontier Trading	Frontier Trading	Frontier Trading	Frontier Trading
Type of Contract	Company I LLC	Company II LLC	Company VII LLC	Company XIV LLC

Metals	$(570,904)	$(2,388,857)	$(2,735,981)	$15,680
Currencies	(1,134,947)	2,449,081	(333,855)	180,074
Energies	(540,962)	(1,997,815)	1,426,316	173,411
Agriculturals	(793,888)	(645,570)	634,825	(128,046)
Interest rates	6,698,984	3,484,057	(342,396)	1,341,209
Stock indices	1,051,934	(282,419)	(128,497)	(462,833)

Realized trading income/(loss)(1)	$4,710,217	$618,478	$(1,479,588)	$1,119,495

	Frontier Trading	Frontier Trading	Frontier Trading	Frontier Trading
Type of Contract	Company XV LLC	Company XXIII LLC	Company XXIX LLC	Company XXXVIII LLC

Metals	$(410,694)	$125,165	$(8,260)	$(496,363)
Currencies	885,773	(661,239)	5,174	(1,715,921)
Energies	(341,104)	(403,582)	(54,266)	33,941
Agriculturals	(239,338)	—	4,630	(188,884)
Interest rates	1,821,478	3,627,111	154,416	(1,732,861)
Stock indices	375,929	(660,900)	41,389	(541,633)

Realized trading income/(loss)(1)	$2,092,044	$2,026,555	$143,083	$(4,641,720)

Unrealized Trading Revenue from Futures, Forwards, and Options for the Year Ended December 31, 2016(2)

	Frontier Trading	Frontier Trading	Frontier Trading	Frontier Trading
Type of Contract	Company I LLC	Company II LLC	Company VII LLC	Company XIV LLC

Metals	$(16,549)	$(577,784)	$2,998,383	$(36,385)
Currencies	(695,645)	147,840	(34,630)	(68,823)
Energies	109,673	(165,261)	3,264,774	87,766
Agriculturals	8,545	105,158	169,070	(2,760)
Interest rates	43,332	699,717	(2,272)	55,947
Stock indices	293,774	311,568	42,046	(70,230)

Unrealized trading income/(loss)(2)	$(256,870)	$521,238	$6,437,371	$(34,485)

	Frontier Trading	Frontier Trading	Frontier Trading	Frontier Trading
Type of Contract	Company XV LLC	Company XXIII LLC	Company XXIX LLC	Company XXXVIII LLC

Metals	$(97,042)	$(4,280)	$10,744	$(62,455)
Currencies	244,511	(118,177)	(38,876)	(270,069)
Energies	(457,543)	61,323	(10,686)	2,020
Agriculturals	(47,280)	—	40,435	146,494
Interest rates	435,147	80,695	5,426	52,293
Stock indices	122,797	8,145	(11,793)	52,098

Unrealized trading income/(loss)(2)	$200,590	$27,706	$(4,750)	$(79,619)

(1)	In the Statement of Operations under net realized gain/(loss) on futures, forwards and options
(2)	In the Statement of Operations under net change in open trade equity and net unrealized gain/(loss) on option/swap contracts

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended December 31, 2015 (1)

	Frontier Trading	Frontier Trading	Frontier Trading	Frontier Trading
Type of contract	Company I LLC	Company II LLC	Company VII, LLC	Company XIV, LLC

Metals	$638,640	$412,683	$2,770,377	$(173,565)
Currencies	1,473,437	(346,462)	572,927	(1,062,588)
Energies	3,075,926	3,898,848	13,476,409	1,755,803
Agriculturals	(618,275)	295,065	1,146,162	(308,178)
Interest rates	4,813,887	4,204,957	(803,460)	767,420
Stock indices	2,273,642	(1,544,747)	173,194	(850,694)

Realized trading income/(loss)(1)	$11,657,257	$6,920,344	$17,335,609	$128,198

	Frontier Trading	Frontier Trading	Frontier Trading	Frontier Trading
Type of contract	Company XV, LLC	Company XXIII, LLC	Company XXIX, LLC	Company XXXIV, LLC

Metals	$318,485	$(321,260)	$(680,920)	$(2,157)
Currencies	(1,140,254)	(349,146)	(68,374)	31,785
Energies	2,554,164	685,793	(755,954)	—
Agriculturals	(430,338)	—	(405,228)	—
Interest rates	466,376	1,569,067	(162,699)	(69,996)
Stock indices	(383,176)	398,225	261,267	(423,235)

Realized trading income/(loss)(1)	$1,385,257	$1,982,679	(1,811,908)	(463,603)

Frontier Trading
Type of contract	Company XXXVIII, LLC

Metals	$(146,993)
Currencies	776,564
Energies	(702,562)
Agriculturals	(755,577)
Interest rates	(2,939,346)
Stock indices	1,351,855

Realized trading income/(loss)(1)	(2,416,059)

Unrealized Trading Revenue from Futures, Forwards and Options for the Year Ended December 31, 2015 (2)

	Frontier Trading	Frontier Trading	Frontier Trading	Frontier Trading
Type of contract	Company I LLC	Company II LLC	Company VII, LLC	Company XIV, LLC

Metals	$225,190	$342,136	$(3,034,728)	$134,618
Currencies	(346,776)	(77,235)	(166,305)	334,553
Energies	(487,009)	(369,441)	(9,809,446)	(950,395)
Agriculturals	28,013	51,330	115,115	(4,647)
Interest rates	(1,490,244)	(2,060,991)	740,922	(437,886)
Stock indices	878,018	(759,504)	122,840	(66,627)

Unrealized trading income/(loss)(2)	$(1,192,808)	$(2,873,705)	$(12,031,602)	$(990,384)

	Frontier Trading	Frontier Trading	Frontier Trading	Frontier Trading
Type of contract	Company XV, LLC	Company XXIII, LLC	Company XXIX, LLC	Company XXXVIII, LLC

Metals	$341,471	$(66,888)	$30,664	$5,425
Currencies	72,012	(39,897)	28,909	(466,640)
Energies	(87,414)	(38,274)	332,868	(104,322)
Agriculturals	(193,258)	—	(22,429)	(195,062)
Interest rates	(1,031,166)	(705,395)	(66,993)	(15,968)
Stock indices	(298,164)	(70,857)	(18,428)	(287,597)

Unrealized trading income/(loss)(2)	$(1,196,519)	$(921,311)	284,591	(1,064,164)

(1)	In the Statement of Operations under net realized gain/(loss) on futures, forwards and options
(2)	In the Statement of Operations under net change in open trade equity and net unrealized gain/(loss) on option/swap contracts

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended December 31, 2014 (1)

	Frontier Trading	Frontier Trading	Frontier Trading	Frontier Trading
Type of contract	Company I LLC	Company II LLC	Company VII, LLC	Company XIV, LLC

Metals	$(437,457)	$170,841	$690,535	$(882,227)
Currencies	1,750,349	3,665,521	2,527,403	2,737,165
Energies	1,194,230	5,800,067	(3,255,197)	237,904
Agriculturals	1,309,078	(1,089,242)	(158,431)	829,935
Interest rates	10,676,345	12,258,469	123,894	3,297,947
Stock indices	3,172,068	1,689,346	219,589	(1,068,847)

Realized trading income/(loss)(1)	$17,664,613	$22,495,002	$147,793	$5,151,877

	Frontier Trading	Frontier Trading	Frontier Trading	Frontier Trading
Type of contract	Company XV, LLC	Company XXIII, LLC	Company XXIX, LLC	Company XXXIV, LLC

Metals	$575,380	$(217,610)	$(52,470)	$7,721
Currencies	1,090,109	1,160,826	(94,092)	(261,257)
Energies	561,158	(605,056)	(358,642)	180
Agriculturals	949,454	—	(24,200)	—
Interest rates	2,379,839	5,823,668	138,650	—
Stock indices	(875,183)	667,519	80,496	(1,806,979)

Realized trading income/(loss)(1)	$4,680,757	$6,829,347	$(310,258)	$(2,060,335)

Frontier Trading
Type of contract	Company XXXVIII, LLC

Metals	$(111,695)
Currencies	5,323,603
Energies	408,068
Agriculturals	(248,904)
Interest rates	(5,722,822)
Stock indices	1,968,275

Realized trading income/(loss)(1)	$1,616,525

Unrealized Trading Revenue from Futures, Forwards and Options for the Year Ended December 31, 2014 (2)

	Frontier Trading	Frontier Trading	Frontier Trading	Frontier Trading
Type of contract	Company I LLC	Company II LLC	Company VII, LLC	Company XIV, LLC

Metals	$(111,947)	$(379,502)	$(67,120)	$164,178
Currencies	365,702	(685,924)	90,671	(743,778)
Energies	389,322	526,450	410,565	873,446
Agriculturals	(89,486)	(281,100)	967,983	(28,250)
Interest rates	1,577,387	2,337,987	(432,162)	371,048
Stock indices	(946,046)	(2,365,920)	(409,378)	(317,959)

Unrealized trading income/(loss)(2)	$1,184,932	$(848,009)	$560,559	$318,685

	Frontier Trading	Frontier Trading	Frontier Trading	Frontier Trading
Type of contract	Company XV, LLC	Company XXIII, LLC (3)	Company XXIX, LLC (5)	Company XXXVIII, LLC (4

Metals	$(593,950)	$20,878	$(41,409)	$(53,485)
Currencies	(1,724,126)	(278,910)	9,969	(285,427)
Energies	875,619	2,817	(322,182)	65,813
Agriculturals	(53,695)	—	(18,006)	(111,612)
Interest rates	464,025	1,653,065	61,567	(1,228,893)
Stock indices	(417,885)	(572,090)	30,221	(537,869)

Unrealized trading income/(loss)(2)	$(1,450,012)	$825,760	$(279,840)	$(2,151,473)

(1)	In the Statement of Operations under net realized gain/(loss) on futures, forwards and options
(2)	In the Statement of Operations under net change in open trade equity and net unrealized gain/(loss) on option/swap contracts

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

The following tables present gross and net information about the Series’ assets and liabilities subject to master netting arrangements as disclosed on the statements of financial condition as of December 31, 2016 and 2015.

			Net Amounts of
As of December 31, 2016			Derivative Assets
			and Liabilities
	Gross Amounts of	Gross Amounts of	Presented in the
	recognized	recognized Derivative	Statements of
	Derivative Assets	Liabilities	Financial Condition

Frontier Trading Company I, LLC
Open Trade Equity/(Deficit)	$515,659	$(277,998)	$237,661

Frontier Trading Company II, LLC
Open Trade Equity/(Deficit)	$2,393,850	$(1,171,326)	$1,222,524

Frontier Trading Company XV, LLC
Open Trade Equity/(Deficit)	$834,176	$(191,682)	$642,494

Frontier Trading Company XXXIV, LLC
Swap Contracts	$18,939,450	$—	$18,939,450

Frontier Trading Company XXXV, LLC
Swap Contracts	$8,637,847	$—	$8,637,847

Frontier Trading Company XXXVII, LLC
Swap Contracts	$4,220,468	$—	$4,220,468

Frontier Trading Company XXXIX, LLC
Swap Contracts	$8,391,414	$—	$8,391,414

			Net Amounts of
As of December 31, 2015			Derivative Assets
			and Liabilities
	Gross Amounts of	Gross Amounts of	Presented in the
	recognized	recognized Derivative	Statements of
	Derivative Assets	Liabilities	Financial Condition

Frontier Trading Company I, LLC
Open Trade Equity/(Deficit)	$795,813	$(40,361)	$755,452
Options Purchased	371,758	—	371,758
Options Written	—	(165,760)	(165,760)

Frontier Trading Company II, LLC
Open Trade Equity/(Deficit)	$768,117	$(168,538)	$599,579

Frontier Trading Company VII, LLC
Open Trade Equity/(Deficit)	$11,386	$(6,493,885)	$(6,482,499)
Options Purchased	154,380	—	154,380

Frontier Trading Company XIV, LLC
Open Trade Equity/(Deficit)	$34,484	$—	$34,484

Frontier Trading Company XV, LLC
Open Trade Equity/(Deficit)	$495,021	$(32,681)	$462,340

Frontier Trading Company XXIII, LLC
Open Trade Equity/(Deficit)	$7,381	$(35,087)	$(27,706)

Frontier Trading Company XXIX, LLC
Open Trade Equity/(Deficit)	$4,750	$—	$4,750

Frontier Trading Company XXXIV, LLC
Swap Contracts	$19,157,522	$—	$19,157,522

Frontier Trading Company XXXV, LLC
Swap Contracts	$8,685,850	$—	$8,685,850

Frontier Trading Company XXXVII, LLC
Swap Contracts	$4,332,427	$—	$4,332,427

Frontier Trading Company XXXVIII, LLC
Open Trade Equity/(Deficit)	$304,878	$—	$304,878

Frontier Trading Company XXXIX, LLC
Swap Contracts	$7,960,269	$—	$7,960,269

7.	Trading Activities and Related Risks

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

On December 5, 2016, Equinox Fund Management, LLC (“Equinox”), Frontier Fund Management LLC (the “New Managing Owner”), and Wakefield Advisors, LLC (“Wakefield”) entered into a Unit Purchase Agreement (the “Agreement”). Equinox was the Managing Owner of the Trust and the Series. Pursuant to the Agreement, Equinox agreed to transfer to the New Managing Owner such amount of Equinox’s General Units (as defined in the Trust Agreement) as the Managing Owner shall be required to hold in its capacity as managing owner of the Trust pursuant to the Trust Agreement, and redeem the remainder of Equinox’s General Units (the “Transaction”).

The Transaction was consummated on March 6, 2017, and upon consummation of the Transaction, the New Managing Owner became the managing owner of the Trust and each Series, in replacement of Equinox. Consequently, consummation of the Transaction constituted a change of control in respect of the Trust and each Series.

In connection with the foregoing, the Trust Agreement was amended to effect certain changes to replace Equinox as the Managing Owner and to reflect the New Managing Owner as the new managing owner. Also, the New Managing Owner has temporarily suspended the sale of Units (as defined in the Trust Agreement) while the Managing Owner engages with the Securities and Exchange Commission to have declared effective a post-effective amendment to the Series’ registration statements, as well as approval by the NFA. The Series will file Form 8-K to announce the resumption of the sale of Units, which the New Managing Owner expects will occur shortly.

The New Managing Owner is seeking to cause the suspension to be lifted as promptly as practicable.

Any forward-looking statements herein are based on expectations of the New Managing Owner at this time. Whether or not actual results and developments will conform to the New Managing Owner’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in the Series’ prospectuses, general economic, market and business conditions, changes in laws or regulations or other actions made by governmental authorities or regulatory bodies, and other world economic and political developments. The Series and the New Managing Owner undertake no duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Galaxy Plus Fund LLC
(A Delaware Series Limited Liability Company)

The attached annual report is filed under exemption pursuant to
Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report
December 31, 2016

Independent Auditor’s Report

Board of Directors

Galaxy Plus Fund LLC

Report on the Financial Statements

We have audited the accompanying financial statements of Galaxy Plus Fund – FORT Contrarian Feeder Fund (510) LLC, Galaxy Plus Fund – Emil van Essen STP Feeder Fund (516) LLC, Galaxy Plus Fund – Quest Feeder Fund (517) LLC, Galaxy Plus Fund – Chesapeake Feeder Fund (518) LLC, Galaxy Plus Fund – LRR Feeder Fund (522) LLC, Galaxy Plus Fund – QIM Feeder Fund (526) LLC, Galaxy Plus Fund – Quantmetrics Feeder Fund (527) LLC, Galaxy Plus Fund – Doherty Feeder Fund (528) LLC, Galaxy Plus Fund – Aspect Feeder Fund (532) LLC, and Galaxy Plus Fund – Quest FIT Feeder Fund (535) LLC, (collectively, the Funds) which comprise the statements of financial condition, including the condensed schedules of investments, as of December 31, 2016, and the related statements of operations, and changes in members’ equity for the periods ended December 31, 2016, and the related notes to the financial statements.

Management's Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Plus Fund – FORT Contrarian Feeder Fund (510) LLC, Galaxy Plus Fund – Emil van Essen STP Feeder Fund (516) LLC, Galaxy Plus Fund – Quest Feeder Fund (517) LLC, Galaxy Plus Fund – Chesapeake Feeder Fund (518) LLC, Galaxy Plus Fund – LRR Feeder Fund (522) LLC, Galaxy Plus Fund – QIM Feeder Fund (526) LLC, Galaxy Plus Fund – Quantmetrics Feeder Fund (527) LLC, Galaxy Plus Fund – Doherty Feeder Fund (528) LLC, Galaxy Plus Fund – Aspect Feeder Fund (532) LLC, and Galaxy Plus Fund – Quest FIT Feeder Fund (535) LLC as of December 31, 2016, and the results of their operations for the periods ended December 31, 2016, in accordance with accounting principles generally accepted in the United States of America.

/s/ RSM US LLP

Denver, Colorado

March 24, 2017

Galaxy Plus Fund LLC
(A Delaware Series Limited Liability Company)

Statements of Financial Condition
December 31, 2016
(Expressed in U.S. Dollars)

	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus
	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -
	510 Series	516 Series	517 Series	518 Series	522 Series
Assets

Investment in Master Fund - at fair value	$11,452,916	$11,651,029	$3,883,778	$11,505,482	$7,717,549
Cash at bank	481,816	10,726	1,537	3,906	5,094

Total assets	$11,934,732	$11,712,495	$3,885,315	$11,509,388	$7,722,643

Liabilities and members’ equity

Payable to Master Fund	—	$—	$—	$1,000	$3,000
Accrued incentive fees	356	103,064	—	—	93,653
Accrued management fees	17,974	37,679	8,474	28,050	32,345
Accrued sponsor fees	8,819	10,197	3,478	5,987	5,148
Accrued operating expenses	2,334	466	376	363	1,253

Total liabilities	29,483	151,406	12,328	35,400	135,399

Members’ equity	11,905,249	11,561,089	3,872,987	11,473,988	7,587,244

Total liabilities and members’ equity	$11,934,732	$11,712,495	$3,885,315	$11,509,388	$7,722,643

(continued)

Galaxy Plus Fund LLC
(A Delaware Series Limited Liability Company)

Statements of Financial Condition (continued)
December 31, 2016
(Expressed in U.S. Dollars)

	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus
	Fund LLC -	Fund LLC - 527	Fund LLC -	Fund LLC -	Fund LLC -
	526 Series	Series	528 Series	532 Series	535 Series
Assets

Investment in Master Fund - at fair value	$21,456,623	$19,261,458	$6,557,058	$4,627,141	$11,198,960
Cash at bank	54,433	6,707	2,470	915	5,541

Total assets	$21,604,203	$19,268,165	$6,559,528	$4,628,056	$11,204,501

Liabilities and members’ equity

Payable to Master Fund	$—	$1,000	$1,000	$1,000	$—
Accrued incentive fees	1,066,204	—	21,229	—	—
Accrued management fees	34,263	24,782	6,535	5,148	9,396
Accrued sponsor fees	16,530	11,886	3,267	1,287	11,284
Accrued sales commissions	76	—	—	—	—
Accrued operating expenses	560	344	387	391	417

Total liabilities	1,117,633	38,012	32,418	7,826	21,097

Members’ equity	20,486,570	19,230,153	6,527,110	4,620,230	11,183,404

Total liabilities and members’ equity	$21,604,203	$19,268,165	$6,559,528	$4,628,056	$11,204,501

See notes to financial statements.

Galaxy Plus Fund LLC
(A Delaware Series Limited Liability Company)

Statements of Operations
For the periods ended December 31, 2016
(Expressed in U.S. Dollars)

	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus
	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -
	510 Series	516 Series	517 Series	518 Series	522 Series
Net investment income (loss) allocated from Master Fund:
Interest expense	$(21)	$—	$(4,008)	$(6,758)	$—

Net investment income (loss) allocated from Master Fund	(21)	—	(4,008)	(6,758)	—

Fund expenses:
Operating expenses	85	4,626	3,310	3,257	13,293
Management fee	183,564	313,384	62,579	206,132	246,656
Incentive fee	144,254	411,343	—	92,986	93,653
Sponsor fee	37,681	41,273	13,559	21,808	20,365

Total fund expenses	365,584	770,626	79,448	324,183	373,967

Total net investment loss	(365,605)	(770,626)	(83,456)	(330,941)	(373,967)

Realized and unrealized gain (loss) on investments and foreign currency transactions allocated from Master Fund:
Net realized gain/(loss) from investments and foreign currency transactions	(840,031)	3,933,951	(1,753,745)	409,456	104,010
Net increase/(decrease) in unrealized appreciation(depreciation) on investments and translation of assets and liabilities denominated in foreign currencies	(178,228)	(1,253,066)	209,587	(423,735)	598,204

Net realized and unrealized gain (loss) on investments and foreign currency transactions allocated from investment in master fund	(1,018,259)	2,680,885	(1,544,158)	(14,279)	702,214

Net increase (decrease) in members’ equity resulting from operations	$(1,383,864)	$1,910,259	$(1,627,614)	$(345,220)	$328,247

(continued)

Galaxy Plus Fund LLC
(A Delaware Series Limited Liability Company)

Statements of Operations (continued)
For the periods ended December 31, 2016
(Expressed in U.S. Dollars)

	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus
	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -
	526 Series	527 Series	528 Series	532 Series	535 Series
Net investment income (loss) allocated from Master Fund:
Interest expense	$(6,967)	$(2,843)	$—	$—	$(2,085)

Net investment income (loss) allocated from Master Fund	(6,967)	(2,843)	—	—	(2,085)

Fund expenses:
Operating expenses	3,680	3,149	2,843	476	1,881
Management fee	192,167	161,651	34,794	5,148	31,484
Incentive fee	1,533,714	—	52,658	—	—
Sponsor fee	48,638	39,624	8,809	1,287	18,890

Total fund expenses	1,778,199	204,424	99,104	6,911	52,255

Total net investment loss	(1,785,166)	(207,267)	(99,104)	(6,911)	(54,340)

Realized and unrealized gain (loss) on investments and foreign currency transactions allocated from Master Fund:
Net realized gain/(loss) from investments and foreign currency transactions	6,004,016	(293,244)	212,854	(86,651)	2,303,603
Net increase/(decrease) in unrealized appreciation(depreciation) on investments and translation of assets and liabilities denominated in foreign currencies	325,784	822	76,775	(286,208)	134,141

Net realized and unrealized gain (loss) on investments and foreign currency transactions allocated from investment in master fund	6,329,800	(292,422)	289,629	(372,859)	2,437,744

Net increase (decrease) in members’ equity resulting from operations	$4,544,634	$(499,689)	$190,525	$(379,770)	$2,383,404

See notes to financial statements.

Galaxy Plus Fund LLC
(A Delaware Series Limited Liability Company)

Statements of Changes in Members’ Equity
For the periods ended December 31, 2016
(Expressed in U.S. Dollars)

	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus
	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -
	510 Series	516 Series	517 Series	518 Series	522 Series
Increase/(decrease) in members’ equity from operations:
Total net investment income/(loss)	$(365,605)	$(770,626)	$(83,456)	$(330,941)	$(373,967)
Net realized gain/(loss) from investments and foreign currency transactions	(840,031)	3,933,951	(1,753,745)	409,456	104,010
Net increase/(decrease) in unrealized appreciation (depreciation) on investments and translation of assets and liabilities denominated in foreign currencies	(178,228)	(1,253,066)	209,587	(423,735)	598,204

Net increase/(decrease) in members’ equity resulting from operations	(1,383,864)	1,910,259	(1,627,614)	(345,220)	328,247

Increase/(decrease) in members’ equity from capital transactions:
Proceeds from issuance of capital	15,625,755	12,442,497	5,500,601	11,724,791	7,696,404
Proceeds from in-kind contributions	—	—	94,417	—
In-kind assumed derivative liabilities	—	—	—	—	(27,740)
Payments for redemption of capital	(6,755,636)	(2,791,667)	—	—	(409,667)

Net increase/(decrease) in members’ equity from capital transactions	8,870,119	9,650,830	5,500,601	11,819,208	7,258,997

Total net increase/(decrease) in members’ equity	7,486,255	11,561,089	3,872,987	11,473,988	7,587,244

Members’ equity, beginning of the period	4,418,994	—	—	—	—

Members’ equity, end of the period	$11,905,249	$11,561,089	$3,872,987	$11,473,988	$7,587,244

(continued)

Galaxy Plus Fund LLC
(A Delaware Series Limited Liability Company)

Statements of Changes in Members’ Equity (continued)
For the periods ended December 31, 2016
(Expressed in U.S. Dollars)

	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus
	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -
	526 Series	527 Series	528 Series	532 Series	535 Series
Increase/(decrease) in members’ equity from operations:
Total net investment income/(loss)	$(1,785,166)	$(207,267)	$(99,104)	$(6,911)	$(54,340)
Net realized gain/(loss) from investments and foreign currency transactions	6,004,016	(293,244)	212,854	(86,651)	2,303,603
Net increase/(decrease) in unrealized appreciation (depreciation) on investments and translation of assets and liabilities denominated in foreign currencies	325,784	822	76,775	(286,208)	134,141

Net increase/(decrease) in members’ equity resulting from operations	4,544,634	(499,689)	190,525	(379,770)	2,383,404

Increase/(decrease) in members’ equity from capital transactions:
Proceeds from issuance of capital	18,207,797	19,729,842	6,260,915	5,000,000	8,800,000
Proceeds from in-kind contributions	—	—	75,670	—	—
Payments for redemption of capital	(2,265,861)	—	—	—	—

Net increase/(decrease) in members’ equity from capital transactions	15,941,936	19,729,842	6,336,585	5,000,000	8,800,000

Total net increase/(decrease) in members’ equity	20,486,570	19,230,153	6,527,110	4,620,230	11,183,404

Members’ equity, beginning of the period	—	—	—	—	—

Members’ equity, end of the period	$20,486,570	$19,230,153	$6,527,110	$4,620,230	$11,183,404

See notes to financial statements.

Galaxy Plus Fund LLC
(A Delaware Series Limited Liability Company)

Notes to the Financial Statements

Note 1.	Organization and Structure

Galaxy Plus Fund LLC (the “Onshore Platform”) was formed in Delaware as a series limited liability company on April 14, 2014. The Onshore Platform is part of the Galaxy Plus Managed Account Platform (the “Platform”). Both are sponsored by Gemini Alternatives Funds, LLC (the “Sponsor” or “GAF”) as a means of making available to qualified high net-worth individuals and institutional investors (including fund of hedge funds) (“Investors”) a variety of third-party professional managed futures and foreign exchange advisors (“Advisors”) in an investment environment which facilitates access to multiple Advisors without having to negotiate individually with any Advisor, meet their account minimums, or establish futures and forward dealing accounts.

Each of the Onshore Platform’s respective series (each a “Fund”, collectively the “Funds”) invest in a separately formed Delaware limited liability company (each a “Master Fund”, collectively the “Master Funds”). Unless specified otherwise, each Master Fund is managed by a different Advisor. Collectively, the Advisors implement a wide range of trading strategies, trade entirely independently from each other and are not affiliated with the Sponsor. The Trading Advisor Supplement (the “Supplement”), which was provided to each of the investors, and can be provided by the Sponsor if requested, includes specific information relating to each Master Fund and its respective Advisor, including a description of the Advisor, their trading strategy, and the financial terms.

The structure of the Platform permits the Funds to offer Investors a choice of trading leverage levels as well as the ability to adjust such levels in response to changes in Advisor performance, general market conditions and the Investor’s own portfolio objectives. Each Investor’s selected trading leverage is managed by the Funds by allocating the Investor’s subscription proceeds between the Funds’ bank accounts and the corresponding Master Funds.

Galaxy Plus Fund SPC (the “Offshore Platform”) is part of the Platform and is sponsored by GAF primarily for non-U.S. Investors. The Offshore Platform operates in substantially the same manner as the Onshore Platform and also invests in the same Master Funds.

GAF was formed in October 2013 and its principal office is located in Chicago, Illinois. GAF is registered with the U.S. Commodity Futures Trading Commission (CFTC) as a commodity pool operator and commodity trading advisor, and is a member of the National Futures Association (NFA).

The Platform has appointed the Sponsor, under the terms of the Limited Liability Company Agreement (the “LLC Agreement”) as the managing member of the Onshore Platform. In such capacity, the Sponsor has the authority, to manage, with wide discretionary powers, the business and affairs of the Onshore Platform including the authority to select the administrator for the Onshore Platform. The LLC Agreement will continue to remain in force until terminated by either the Sponsor or the Platform upon not less than sixty (60) days’ prior written notice. In certain circumstances (for example, the insolvency of either party or in the event all trading for the Platform by the Advisors are suspended), the LLC Agreement may be immediately terminated by either party. Capitalized terms throughout these notes are defined in the LLC Agreement

In accordance with Delaware law, the assets held in each Fund shall be applied and held solely for the benefit of the members in such Fund and no member of another Fund shall have any claim or right to any asset allocated to another Fund. The assets of each Fund shall be applied solely to satisfy only that respective Fund’s liabilities.

If an asset is not attributable to any particular Fund, the Sponsor shall have the discretion to determine the basis upon which such asset shall be allocated among the Funds and the Sponsor shall have the absolute discretion to vary such allocation. If the assets not attributable to any Fund give rise to any net profits, the Sponsor may, in its absolute discretion, allocate the net profits to any Fund.

Galaxy Plus Fund LLC
(A Delaware Series Limited Liability Company)

Notes to the Financial Statements

During 2016, the Onshore Platform consisted, in part, of the Funds described below. The Funds listed, herein, contain Class EF interest. That interest was created specifically for a strategic investor (see Note 3) The Funds are considered significant subsidiaries of that strategic investor under S-X 3-09. The financial statement for each of the Master Funds referenced below are attached to this report and should be read in conjunction with each Fund’s financial statements.

Galaxy Plus Fund – FORT Contrarian Feeder Fund (510) LLC (“510”) – On its inception date, August 6, 2015, 510 invested its assets in Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC, a Delaware limited liability company. As of December 31, 2016, 510 owned 100% of its Master Fund.

Galaxy Plus Fund – Emil van Essen STP Feeder Fund (516) LLC (“516”) – On its inception date, April 15, 2016, 516 invested its assets in Galaxy Plus Fund – Emil van Essen STP Master Fund (516) LLC, a Delaware limited liability company. As of December 31, 2016, 516 owned 100% of its Master Fund.

Galaxy Plus Fund – Quest Feeder Fund (517) LLC (“517”) – On its inception date, June 29, 2016, 517 invested its assets in Galaxy Plus Fund – Quest Master Fund (517) LLC, a Delaware limited liability company. As of December 31, 2016, 517 owned 100% of its Master Fund.

Galaxy Plus Fund – Chesapeake Feeder Fund (518) LLC (“518”) – On its inception date, June 7, 2016, 518 invested its assets in Galaxy Plus Fund – Chesapeake Master Fund (518) LLC, a Delaware limited liability company. As of December 31, 2016, 518 owned 100% of its Master Fund.

Galaxy Plus Fund – LRR Feeder Fund (522) LLC (“522”) – On its inception date, April 28, 2016, 522 invested its assets in Galaxy Plus Fund – LRR Master Fund (522) LLC, a Delaware limited liability company. As of December 31, 2016, 522 owned 100% of its Master Fund.

Galaxy Plus Fund – QIM Feeder Fund (526) LLC (“526”) – On its inception date, June 22, 2016, 526 invested its assets in Galaxy Plus Fund – QIM Master Fund (526) LLC, a Delaware limited liability company. As of December 31, 2016, 526 owned 100% of its Master Fund.

Galaxy Plus Fund – Quantmetrics Feeder Fund (527) LLC (“527”) – On its inception date, June 13, 2016, 527 invested its assets in Galaxy Plus Fund – Quantmetrics Master Fund (527) LLC, a Delaware limited liability company. As of December 31, 2016, 527 owned 100% of its Master Fund.

Galaxy Plus Fund – Doherty Feeder Fund (528) LLC (“528”) – On its inception date, July 19, 2016, 528 invested its assets in Galaxy Plus Fund – Doherty Master Fund (528) LLC, a Delaware limited liability company. As of December 31, 2016, 528 owned 100% of its Master Fund.

Galaxy Plus Fund – Aspect Feeder Fund (532) LLC (“532”) – On its inception date, December 16, 2016, 532 invested its assets in Galaxy Plus Fund – Aspect Master Fund (532) LLC, a Delaware limited liability company. As of December 31, 2016, 532 owned 100% of its Master Fund.

Galaxy Plus Fund – Quest FIT Feeder Fund (535) LLC (“535”) – On its inception date, September 19, 2016, 535 invested its assets in Galaxy Plus Fund – Quest FIT Master Fund (535) LLC, a Delaware limited liability company. As of December 31, 2016, 535 owned 100% of its Master Fund.

Galaxy Plus Fund LLC
(A Delaware Series Limited Liability Company)

Notes to the Financial Statements

Note 2.	Summary of Significant Accounting Policies

The following is a summary of significant accounting policies consistently followed in the preparation of the Onshore Platform’s financial statements.

Principles of accounting: The accompanying financial statements are expressed in United States dollars (USD) and have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), as established by the Financial Accounting Standards Board (FASB), to ensure consistent reporting of financial condition and results of operations. The Funds are investment companies and follow the accounting and reporting guidance in FASB Accounting Standards Codification Topic 946.

Investments: Each Fund invests its assets in its respective Master Fund.

Investment in Master Fund: Each Fund’s investment in its respective Master Fund is carried at fair value and represents the Fund’s pro-rata interest in the net assets of the Master Fund as of the close of business on the relevant valuation date. The assets of each Master Fund are carried at fair value. At each valuation date, each Master Fund’s income, expenses, net realized gain/(loss) and net increase/(decrease) in unrealized appreciation/(depreciation) are allocated to the respective Fund, based on the Fund’s pro rata interest in the net assets of the Master Fund, and recorded in the respective Fund’s Statement of Operations. The financial statements of the Master Fund are attached to this report and should be read in conjunction with the Onshore Platform’s financial statements.

Cash: The Funds maintain deposits with financial institutions in amounts that at times maybe in excess of federally insured limits. The amount of cash held at the financial institutions is determined by the Investors choice of trading leverage levels respective to the maximum trading level of the Funds, as determined by the Sponsor. The Funds do not believe they are exposed to any significant credit risk.

Subscriptions received in advance: Subscriptions received in advance are subscriptions proceeds received for the purchase of capital effective subsequent to period end.

Use of estimates: The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Interest income/expense: Interest income and expense is recognized on an accrual basis and includes the Master Fund’s interest income/expense from its broker that is allocated on a pro rata basis to the respective Fund.

Allocation of income and gains and losses: Profits and losses for each monthly accounting period, or shorter period if there are mid-month subscriptions and/or redemptions, are generally allocated, at the discretion of the Sponsor, pro-rata to the members based on their respective ownership percentage on the first day of each period throughout the year..

Income taxes: The Onshore Platform evaluates tax positions taken or expected to be taken to determine whether the tax positions are “more-likely-thank-not” of being sustained by the applicable tax authority. For tax positions meeting the “more-likely-thank-not” threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that had a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Funds have determined that

Galaxy Plus Fund LLC
(A Delaware Series Limited Liability Company)

Notes to the Financial Statements

there is no tax liability resulting from uncertain income tax positions taken or expect to be taken with respect to all open tax years. No income tax returns are currently under examination. The Funds’ U.S. Federal tax returns for the periods since each Fund’s inception remain open.

The Funds are treated as partnerships for U.S. Federal income tax purposes and, as such, are generally not subject to U.S. Federal, state or local income taxes. The members of the Funds are liable for their share of all U.S. Federal, state, and local taxes, if any imposed on the net investment income and realized gains of the Funds.

Indemnifications: The Sponsor and its affiliates are indemnified against certain liabilities arising out of the performance of their duties for the Onshore Platform. In addition, in the normal course of business, the Onshore Platform enters into contracts with vendors and others that provide for general indemnifications. The Funds’ maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Onshore Platform. However, the Onshore Platform expects the risk of loss to be remote.

Statement of cash flows: The Onshore Platform has elected not to provide statements of cash flows as permitted by GAAP as all of the following conditions have been met:

●	During the period, substantially all of the Funds’ investments were carried at fair value and classified as Level 1 or Level 2 measurements in accordance with FASB ASC 820;

●	The Funds had little or no debt during the period;

●	The Onshore Platform financial statements include statements of changes in members’ equity.

Subscriptions and redemptions: Subscriptions and redemptions can typically be made on a weekly basis as of the first day (Monday) of each week; (or, if such day is not a business day, the first business day thereafter) (each, a Subscription Date or a Redemption Date). The Onshore Platform may accept subscriptions or redemptions more frequently than the first day of each week, depending upon the size of the requested subscription or redemption amount, with the approval of the Sponsor.

Note 3.	Classes of Interest and Series

Four different classes of Interests (“Interests”) are currently offered by each Fund: Class A, Class B, Class C and Class EF Interests. Each Class is generally subject to different fees. Investors are eligible to receive Class A, Class B or Class C Interests depending on their aggregate Trading Level, as discussed in Note 5, on the Platform.

Class A Interests are available to (i) Investors who make capital contributions with an assigned Trading Level of $25,000,000 or more, as aggregated across all Funds in which capital contributions are invested, (ii) other collective investment vehicles or commodity pools sponsored by the Sponsor or its affiliates, and (iii) such other Investors as the Sponsor may determine. Class A Interests are subject to a Sponsor Fee and Sales Commissions.

Class B Interests are available to (i) Investors who make capital contributions with an assigned Trading Level between $5,000,000 and $24,999,999, as aggregated across all Funds in which capital contributions are invested, and (ii) such other Investors as the Sponsor may determine. Class B Interests are subject to a Sponsor Fee and Sales Commissions.

Galaxy Plus Fund LLC
(A Delaware Series Limited Liability Company)

Notes to the Financial Statements

Class C Interests are available to Investors who make capital contributions with an assigned Trading Level of less than $5,000,000, as aggregated across all Funds in which capital contributions are invested. Class C Interests are subject to a Sponsor Fee and Sales Commissions.

Class EF Interests are reserved for a strategic investor and not available to other investors without consent from the Sponsor. There is no stated minimum Trading Level for Class EF Interest. Class EF Interests are subject to a Sponsor Fee.

Once an Investor becomes eligible for Class B Interests, any Class C Interests held by such investor will be automatically converted into Class B Interests. Once an Investor becomes eligible for Class A Interests, any Class B Interests held by such Investor will be automatically converted into Class A Interests. Similarly, if an investor’s aggregate Trading Level falls below the minimum for Class A or Class B, such interests will be converted to Class B or Class C, as appropriate. All such conversions will occur at the first trading day after such minimum is breached.

An Investor of Class A, B, or C Interests, which invests more than once in a Fund, will receive a separate series with respect to each investment. Incentive Fees are calculated separately with respect to each such series. Series at or above their respective High Water Marks at the end of an Incentive Fee Calculation Period are subject to consolidation (i.e., “roll-up”) at the discretion of the Sponsor.

The Sponsor may from time to time offer additional classes or subclasses of Interest having different rights and privileges (including but not limited to different fees, funding factors, investment minimums and/or liquidity terms) from those described herein. The issuance of such additional class or sub-class of Interest will not require Investor’s approval; provided, that the terms of any such additional class or subclass of Interest do not materially adversely affect the Investors in the applicable Fund as a whole. Such additional class or sub-class of Interest may or may not be generally available to other Investors.

The amount of capital activity by each class of Interest for each Fund for the periods ended December 31, 2016, is as follows:

	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus
	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -
	510 Series	510 Series	510 Series	516 Series	517 Series
	Class A	Class C	Class EF	Class EF	Class EF

Subscriptions	$2,907,875	$66,667	$12,651,213	$12,442,497	$5,500,601
Redemptions	(6,755,636)	—	—	(2,791,667)	—
Transfers In	—	—	—	—	—
Transfers out	—	—	—	—	—

December 31, 2016	$(3,847,761)	$66,667	$12,651,213	$9,650,830	$5,500,601

Galaxy Plus Fund LLC
(A Delaware Series Limited Liability Company)

Notes to the Financial Statements

	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus
	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -
	518 Series	522 Series	526 Series	526 Series	527 Series
	Class EF	Class EF	Class C	Class EF	Class EF

Subscriptions	$11,819,208	$7,668,664	$166,667	$18,041,130	$19,729,842
Redemptions	—	(409,667)	—	(2,265,861)	—
Transfers In	—	—	—	—	—
Transfers out	—	—	—	—	—

December 31, 2016	$11,819,208	$7,258,997	$166,667	$15,775,269	$19,729,842

	Galaxy Plus	Galaxy Plus	Galaxy Plus
	Fund LLC -	Fund LLC -	Fund LLC -
	528 Series	532 Series	535 Series
	Class EF	Class EF	Class EF

Subscriptions	$6,336,585	$5,000,000	$8,800,000
Redemptions	—	—	—
Transfers In	—	—	—
Transfers out	—	—	—

December 31, 2016	$6,336,585	$5,000,000	$8,800,000

Some of the contributions made during the periods ended December 31, 2016 were in-kind contributions and have been presented as such on the Statements of Changes in Members’ Equity.

Transfers into and out of a Fund relating to movement from one class of Share to another, change in beneficial ownership, and consolidation to an older series may occur from time to time. Roll-ups are considered transfers for financial reporting purposes. Since the amount of transfers into and out of each Fund offset, such transfers are not shown in the Funds’ Statements of Changes in Members’ Equity. For the periods ended December 31, 2016, there were no transfers.

Note 4.	Management, Incentive, Sponsor and Other Fees

Each Fund class will pay its respective Advisor, or in the case of Class EF, the managing owner of the member, both asset based (management fee) and performance based (incentive fee) compensation as outlined in the Supplement. In addition, each Fund class will pay the Sponsor asset based (sponsor fee) compensation and, if applicable, a selling agent will receive from each fund class an asset based fee (sales commission). All asset based fees are calculated on the same uniform fee base which is the beginning of the period Trading Level (as defined in the Supplement and discussed in Note 5) plus periodic trading profits and losses for the Fund. Investors can be charged different management and incentive fees at the discretion of the Sponsor.

Management Fee: Each Advisor earns a management fee (the “Management Fee”) which is calculated and accrued monthly (prorated for partial periods) and payable in arrears as of the last business day of each month. The rate at which the Management Fee is calculated is specific to each Fund and typically ranges from 0% to 3.50% per annum. Each Advisor may enter into fee sharing arrangements with the Sponsor, pursuant to which the Sponsor will receive a portion of the Management Fee to be paid to such advisor. During the period ended December 31, 2016, 510 paid $14,685 to the Sponsor related to these

Galaxy Plus Fund LLC
(A Delaware Series Limited Liability Company)

Notes to the Financial Statements

fee sharing arrangements. In addition, the Sponsor can enter into agreements with Selling Agents in which the Selling Agent will receive a portion of the Management Fee on assets they introduce to the Funds. During the periods ended December 31, 2016, 510 paid management fees of $171 to Selling Agents.

Incentive Fee: As of the end of each calendar quarter, each Fund will pay an incentive fee (the “Incentive Fee”) to the Advisor equal to the percentage (the “Incentive Fee Rate”) of the New Net Profit (defined below) attributable to each series of Interest in such Fund. The Incentive Fee Rate is specific to each Fund and typically ranges from 20% to 30%.

Any Incentive Fee, if accrued, will also be made in respect of Interests withdrawn, at the time of such withdrawal, as if the withdrawal date were the end of a calendar quarter.

“New Net Profit” means, with respect to each series of Interest, the amount by which the Net Asset Value of such series of Interest as of the date of determination exceeds the High Water Mark (defined below) then attributable to such series of Interest.

Net Asset Value, for purposes of calculating the Incentive Fee, is calculated prior to reduction for the Incentive Fee being calculated. Net Asset Value is calculated after deduction for the Management Fee (regardless of whether such Management Fee is paid to an Advisor or to the Sponsor), but prior to deduction for the Sponsor Fee, Sales Commissions, and/or Operating Expenses.

“High Water Mark” means, with respect to each series of Interest, the greater of: (i) the aggregate Capital Contributions made to such series of Interest; and (ii) the Net Asset Value of such series of Interest as of the end of the most recent Incentive Fee Calculation Period as of which an Incentive Fee was made from such series of Interest (after deduction for the Incentive Fee then made). The High Water Mark with respect to a series of Interest is reduced proportionately when any withdrawal is made from such series of Interest — i.e., the High Water Mark immediately prior to any such withdrawal is multiplied by the fraction of the numerator of which is the Net Asset Value of such series of Interest immediately after such withdrawal and the denominator of which is such Net Asset Value immediately prior to such withdrawal (Net Asset Value in each case being calculated prior to reduction for any Incentive Fee).

As the Incentive Fee is calculated separately with respect to each investment made by an Investor, an Investor which invests more than once in a Fund is at risk of being subject to Incentive Fees in respect of capital contributions made at different times even though the overall value of such Investor’s investment in such Fund has declined.

The Trading Advisors may enter into side agreements with various investors changing the management/ incentive fees charged to those investors.

The managing owner of the Class EF members have entered into separate agreements with the Trading Advisors in which the managing owner will retain a portion of both the management and incentive fees charged to the Class EF members. During the periods ended December 31, 2016, the amount of management fees and incentive fees retained by the managing owner of Class EF interest are as follows:

Galaxy Plus Fund LLC
(A Delaware Series Limited Liability Company)

Notes to the Financial Statements

	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus
	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -
	510 Series	516 Series	517 Series	518 Series	522 Series

Management Fee	$15,007	$89,157	$62,579	$175,171	$81,489
Incentive Fee	26,226	385,717	—	87,723	11,527

	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus
	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -
	526 Series	527 Series	528 Series	532 Series	535 Series

Management Fee	$111,745	$29,573	$23,082	$858	$—
Incentive Fee	92,180	—	7,493	—	—

The amount of management fees and incentive fees due to the managing owner of the class EF members as of December 31, 2016 are as follows:

	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus
	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -
	510 Series	516 Series	517 Series	518 Series	522 Series

Accrued Management Fee	$2,552	$9,444	$8,474	$23,810	$10,694
Accrued Incentive Fee	—	99,665	—	—	11,527

	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus
	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -
	526 Series	527 Series	528 Series	532 Series	535 Series

Accrued Management Fee	$19,890	$4,530	$4,348	$858	$—
Accrued Incentive Fee	45,933	—	5,771	—	—

Sponsor Fee: The Sponsor will receive from each Interest a monthly sponsor fee (the “Sponsor Fee”) calculated as a percentage (the “Sponsor Fee Rate”) applicable to each Class of Interests. The Sponsor Fee is calculated and accrued monthly and payable in arrears as of the last business day of each month. The Sponsor Fee is pro rated for partial periods. The annual Sponsor Fee Rate is 0.25% for Class A Interests, 0.50% for Class B Interests, 0.80% for Class C Interests, and 0.15% for Class EF Interests.

Sales Commission: Class A, B and C Interests are subject to monthly ongoing sales commissions (“Sales Commissions”) equal to a percentage (the “Sales Commission Rate”) applicable to each Class of Interest. Sales Commissions are calculated and accrued monthly and payable in arrears as of the last business day of each month. Sales Commissions are pro rated for partial periods. Sales Commissions are specific to an Investor and are agreed upon between the Investor and Selling Agent prior to making a contribution to the Onshore Platform. The Sales Commission Rate generally ranges between 0%-2% per annum. With the exception of 526, no sales commissions were charged during the periods ended December 31, 2016. Sales commissions are included in the Sponsor Fee totals on the Statements of Operations.

Operating Expenses: The Sponsor will be responsible for paying all ongoing operating costs of each Fund and the Platform as the expenses are incurred, including, but not limited to, any administrative,

Galaxy Plus Fund LLC
(A Delaware Series Limited Liability Company)

Notes to the Financial Statements

transfer, exchange and withdrawal processing costs; legal, compliance, regulatory, reporting, filing, escrow, accounting and printing fees and expenses; and any other operating or administrative expenses related to accounting, research, due diligence or reporting; however, each Fund will be responsible for paying all of its execution and clearing brokerage commissions; forward and other over-the-counter trading spreads; Fund set-up and organization expenses (which can be capped at the discretion of the Sponsor); bank wire fees; and extraordinary expenses such as litigation and indemnification.

Effective December 1, 2016, the Sponsor amended the Offering Memorandum of the Onshore Platform so that expenses related to audit and taxes will be borne by the Funds. The professional services related to the 2016 financial statement audits and 2016 tax return preparation are performed in calendar year 2017. As a result, the 2016 audit and tax fees will be recorded as expenses by the funds in 2017 when these services are performed.

Note 5.	Notional Funding

The ability to customize notional funding in the various Funds is a special feature of the Onshore Platform. The Sponsor determines each Fund’s Maximum Funding Factor (i.e., the maximum ratio of Trading Level to actual capital invested in such Fund) and may increase or reduce such Maximum Funding Factor at any time. In establishing a Fund’s Maximum Funding Factor, the Sponsor generally considers the Advisor’s maximum 5 day drawdown and its typical margin-to-equity ratio and sets the Maximum Funding Factor to protect against any failure to meet margin calls.

The leverage used by a Master Fund (i.e., the ratio of the notional amount of the futures and forward contracts held by such Master Fund to the Trading Level of such Master Fund) will fluctuate on an ongoing basis. The Advisors will adjust such leverage in response to market conditions and will not maintain any set relationship between the Trading Level of a Master Fund and the notional amount of the futures and forward positions held for such Master Fund. The notional amount of the futures and forward contracts held by a Master Fund is likely to exceed the Trading Level of such Master Fund by a factor of 10 or more.

Investors customize their notional funding of their investment in a Fund by choosing an Effective Funding Factor (which must be no greater than the Maximum Funding Factor). The Effective Funding Factor so chosen is implemented by the applicable Fund by keeping a portion of the capital at the Fund’s bank account or, as the Fund matures, by keeping a certain percentage of an Investor’s investment to the Fund’s bank account rather than allocating such capital to the corresponding Master Fund. All capital allocated by a Fund to its corresponding Master Fund is traded at the Maximum Funding Factor for such Fund.

Due to market appreciation/depreciation and other factors, an Investor’s Trading Level to actual capital contributed by such Investor will diverge — potentially materially — from such Investor’s selected Effective Funding Factor. As a result, the Sponsor will from time to time rebalance allocations between the corresponding Master Fund and Fund’s bank account in an attempt to reflect the desired Effective Funding Factor. Such rebalancing is not done pursuant to any predefine parameters but is done at the Sponsor’s discretion.

Galaxy Plus Fund LLC
(A Delaware Series Limited Liability Company)

Notes to the Financial Statements

Note 6.	In-Kind Contributions

On 518’s commencement of operation date in June of 2016, the first subscription was made, in part, via a transfer of assets on that date. Investors contributed $94,417 in unrealized appreciation on open futures contracts. 518 immediately made an in-kind contribution in Master on that same date.

On 522’s commencement of operation date in April of 2016, the first subscription was made, in part, via an assumption of liabilities on that date. 522 assumed liabilities of $27,740 in fair value of options written from the initial investors. 522 immediately made an in-kind contribution in Master on that same date.

On 528’s commencement of operation date in July of 2016, the first subscription was made, in part, via a transfer of assets on that date. Investors contributed $125,475 in fair value of options purchased and assumed liabilities of $49,805 in fair value of options written. 528 immediately made an in-kind contribution in Master on that same date.

Note 7.	Financial Instruments with off-balance sheet risk and concentration of credit risk

At December 31, 2016, none of the Funds have direct commitments to buy or sell financial instruments, including derivative instruments. Each Fund does have indirect buy and sell commitments that arise through the positions held by the Master Fund in which each respective Fund invests. However, as an investor in a Master Fund, each Fund’s risk at December 31, 2016, is limited to the fair value of its investment in the Master Fund.

Note 8.	Financial highlights

Financial highlights for each Fund and its respective Class(es) for the periods ended December 31, 2016 are presented in the table below. The information has been derived from information presented in the financial statements.

Galaxy Plus Fund LLC
(A Delaware Series Limited Liability Company)

Notes to the Financial Statements

	Galaxy Plus		Galaxy Plus		Galaxy Plus		Galaxy Plus
	Fund LLC -		Fund LLC -		Fund LLC -		Fund LLC -
	510 Series		510 Series		510 Series		516 Series
	Class A		Class C		Class EF		Class EF

Total return before incentive fee	3.59%		2.46%		-11.22%		18.07%
Incentive fee	-0.29%		-0.53%		-1.10%		-3.38%
Total return after incentive fee (A)	3.30%		1.93%		-12.32%		14.69%

Ratio to average members’ equity (B):
Expenses excluding incentive fee	4.04%		8.37%		2.26%		3.88	% *
Incentive fee	0.28%		0.52%		1.15%		3.19%
Total expenses and incentive fee	4.32%		8.89%		3.41%		7.07%

Net investment income (loss) (C)	-4.32%		-8.89%		3.41%		-7.07	% *

	Galaxy Plus		Galaxy Plus		Galaxy Plus		Galaxy Plus
	Fund LLC -		Fund LLC -		Fund LLC -		Fund LLC -
	517 Series		518 Series		522 Series		526 Series
	Class EF		Class EF		Class EF		Class C

Total return before incentive fee	-29.59%		-2.25%		6.22%		12.42%
Incentive fee	0.00%		-0.79%		-1.25%		-3.66%
Total return after incentive fee (A)	-29.59%		-3.04%		4.97%		8.76%

Ratio to average members’ equity (B):
Expenses excluding incentive fee	3.81	% *	3.27	% *	5.89	% *	2.93	% *
Incentive fee	0.00%		0.73%		1.35%		3.54%
Total expenses and incentive fee	3.81%		4.00%		7.24%		6.47%

Net investment income (loss) (C)	-3.81	% *	-4.00	% *	-7.24	% *	-6.47	% *

Galaxy Plus Fund LLC
(A Delaware Series Limited Liability Company)

Notes to the Financial Statements

	Galaxy Plus		Galaxy Plus		Galaxy Plus		Galaxy Plus
	Fund LLC -		Fund LLC -		Fund LLC -		Fund LLC -
	526 Series		527 Series		528 Series		532 Series
	Class EF		Class EF		Class EF		Class EF

Total return before incentive fee	34.45%		-2.53%		3.85%		-7.60%
Incentive fee	-8.29%		0.00%		-0.82%		0.00%
Total return after incentive fee (A)	26.16%		-2.53%		3.03%		-7.60%

Ratio to average members’ equity (B):
Expenses excluding incentive fee	2.86	% *	1.98	% *	1.39	% *	3.44	% *
Incentive fee	9.24%		0.00%		0.81%		0.00%
Total expenses and incentive fee	12.10%		1.98%		2.20%		3.44%

Net investment income (loss) (C)	-12.10	% *	-1.98	% *	-2.20	% *	-3.44	% *

	Galaxy Plus
	Fund LLC -
	535 Series
	Class EF

Total return before incentive fee	27.08%
Incentive fee	0.00%
Total return after incentive fee (A)	27.08%

Ratio to average members’ equity (B):
Expenses excluding incentive fee	1.87	% *
Incentive fee	0.00%
Total expenses and incentive fee	1.87%

Net investment income (loss) (C)	-1.87	% *

*	Ratios annualized for partial periods.

(A)	Total return is based on the change in average members’ equity during the period of a theoretical investment made at the inception of the Fund.

(B)	The total expense and net investment income (loss) ratios are computed based upon weighted-average members’ equity as a whole for the periods ended December 31, 2016.

(C)	The net investment income/(loss) ratio excludes net realized and unrealized gains (losses) on investments.

Financial highlights are calculated for each permanent, non-managing class of interest. An individual member’s return and ratios may vary based on different incentive and/or management fee arrangements, and the timing of capital interest transactions. The net investment income/(loss) and total expense ratios, excluding nonrecurring expenses, have been annualized for partial periods. Total returns have not been annualized.

Galaxy Plus Fund LLC
(A Delaware Series Limited Liability Company)

Notes to the Financial Statements

Note 9.	Subsequent events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Onshore Platform’s financial statements through March 24, 2017, the date the financial statements were available for issuance.

Galaxy Plus Fund – Aspect
Master Fund (532) LLC
(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to
Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report
December 31, 2016

Independent Auditor’s Report

Board of Directors

Galaxy Plus Fund LLC

Report on the Financial Statements

We have audited the accompanying financial statements of Galaxy Plus Fund – Aspect Master Fund (532) LLC (the Fund), which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2016, and the related statements of operations, and changes in member’s equity for the period from December 16, 2016 (commencement of operations) to December 31, 2016, and the related notes to the financial statements.

Management's Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Plus Fund – Aspect Master Fund (532) LLC as of December 31, 2016, and the results of its operations for the period from December 16, 2016 (commencement of operations) to December 31, 2016, in accordance with accounting principles generally accepted in the United States of America.

/s/ RSM US LLP

Denver, Colorado

March 24, 2017

Galaxy Plus Fund - Aspect Master Fund (532) LLC
(A Delaware Limited Liability Company)

Statement of Financial Condition
December 31, 2016
(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$2,611,117
Restricted cash - margin balance	2,301,058
Receivable from onshore feeder fund	1,000

Total assets	$4,913,175

Liabilities and Member’s Equity

Liabilities
Deficit in commodity trading accounts at clearing brokers:
Investments in futures contracts at fair value (represents unrealized depreciation on open derivative contracts, net)	$286,034
Total liabilities	286,034

Member’s equity	4,627,141

Total liabilities and member’s equity	$4,913,175

See notes to financial statements.

Galaxy Plus Fund - Aspect Master Fund (532) LLC
(A Delaware Limited Liability Company)

Condensed Schedule of Investments
December 31, 2016
(Expressed in U.S. Dollars)

	Number of		Percent of
	Contracts/Units	Fair Value	Member’s Equity
Long positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	4	$(7,613)	(0.16)%
Currency	14	(16,970)	(0.37)
Energy	7	13,732	0.30
Index	50	(31,795)	(0.69)
Metals	4	(9,375)	(0.20)
Foreign:
Futures contracts:
Energy	1	(100)	(0.00)
Index	110	15,820	0.34
Interest	25	12,208	0.26
Metals	6	(26,275)	(0.57)

Total long positions		(50,368)	(1.09)

Short positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	37	(16,256)	(0.35)
Currency	96	(99,543)	(2.15)
Interest	138	(74,241)	(1.60)
Metals	7	(13,630)	(0.29)
Foreign:
Futures contracts:
Index	8	(1,886)	(0.04)
Interest	199	(34,228)	(0.74)
Metals	3	4,118	0.09

Total short positions		(235,666)	(5.09)

Investments in futures contracts, at fair value		$(286,034)	(6.18)%

See notes to financial statements.

Galaxy Plus Fund - Aspect Master Fund (532) LLC
(A Delaware Limited Liability Company)

Statement of Operations
For the period from December 16, 2016 (Commencement of Operations) to December 31, 2016
(Expressed in U.S. Dollars)

Net investment income	$—

Realized and unrealized loss on investments and foreign currency transactions:
Net realized loss from:
Derivative contracts [1]	$(86,638)
Foreign currency transactions	(13)
(86,651)

Net increase (decrease) in unrealized depreciation on:
Derivative contracts	(286,034)
Translation of assets and liabilities denominated in foreign currencies	(174)
(286,208)

Net realized and unrealized loss on investments and foreign currency transactions	(372,859)

Net decrease in member’s equity resulting from operations	$(372,859)

[1]	Includes broker trading commissions

See notes to financial statements.

Galaxy Plus Fund - Aspect Master Fund (532) LLC
(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity
For the period from December 16, 2016 (Commencement of Operations) to December 31, 2016
(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment income	$—
Net realized gain (loss) from derivative contracts and foreign currency transactions	(86,651)
Net increase (decrease) in unrealized depreciation on derivative contracts and translation of assets and liabilities denominated in foreign currencies	(286,208)

Net decrease in member’s equity resulting from operations	(372,859)

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	5,000,000

Net increase in member’s equity resulting from capital transactions	5,000,000

Total increase	4,627,141

Member’s equity, beginning of period	—

Member’s equity, end of period	$4,627,141

See notes to financial statements.

Galaxy Plus Fund – Aspect Master Fund (532) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 1.	Organization and Structure

Galaxy Plus Fund – Aspect Master Fund (532) LLC (the “Master Fund”) was formed in Delaware as a limited liability company on April 20, 2016 and commenced operations on December 16, 2016. The Master Fund was created to serve as the trading entity managed Aspect Capital Limited, L.L.C. (the “Trading Advisor”) pursuant to its Aspect Core Diversified Program (the “Program”). The Program applies a proprietary and systematic quantitative investment approach to generate profit from trends in both rising and falling markets.

The Master Fund and other separately formed Delaware limited liability companies (“Other Master Funds”), are investment vehicles available under the Galaxy Plus Managed Account Platform (the “Platform”). The Master Fund and the Platform are sponsored by Gemini Alternative Funds, LLC (the “Sponsor” or “GAF”) as a means of making available, to qualified high net-worth individuals and institutional investors (including fund of hedge funds) (“Investors”), a variety of third-party professional managed futures and foreign exchange advisors (“Advisors”). The Trading Advisor is not affiliated with the Sponsor.

GAF was formed in October 2013 and its principal office is located in Chicago, Illinois. GAF is registered with the U.S. Commodity Futures Trading Commission (CFTC) as a commodity pool operator and commodity trading advisor, and is a member of the National Futures Association (NFA).

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or other Master Funds. Galaxy Plus Fund – Aspect Feeder Fund (532) (“LLC532”), a separated series of the Onshore Platform and Galaxy Plus Fund – Aspect Offshore Feeder Fund (532) Segregated Portfolio (“SPC532”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2016, SPC 532 had not commenced operations.

LLC532 and SPC532 are collectively hereafter referred to as the “Feeder Funds”.

Subscriptions and redemptions into the Feeder Funds are the corresponding transactions with the Master Fund and are governed by the Onshore Platform’s and the Offshore Platform’s respective Confidential Offering Memorandums.

The Platform has appointed the Sponsor, under the terms of the Limited Liability Company Agreement (the “LLC Agreement”) as the managing member of the Master Fund. In such capacity, the Sponsor has the authority, to manage, with wide discretionary powers, the business and affairs of the Master Fund including the authority to select the administrator for the Master Fund. The LLC Agreement will continue to remain in force until terminated by either the Sponsor or the Platform upon not less than sixty (60) days’ prior written notice. In certain circumstances (for example, the insolvency of either party or in the event all trading for the Platform by the Advisors are suspended), the LLC Agreement may be immediately terminated by either party.

Galaxy Plus Fund – Aspect Master Fund (532) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

The Master Fund and the Sponsor have entered into a tri-party contract (the “Trading Agreement”) with the Trading Advisor pursuant to which the Master Fund’s trading accounts are managed, subject to rights of termination, by the Trading Advisor in accordance with the Program. The Trading Advisor may alter its Program (including its trading systems and methods and including the addition and/or deletion of any financial interests or contracts traded in the Master Fund’s trading accounts), provided that the Trading Advisor provide prior notice to the Master Fund and the Sponsor of any material change to the Trading Advisor’s Program. From time to time, the Trading Advisor (or its affiliates) may manage additional accounts, and these accounts will increase the level of competition for the same trades desired for the Master Fund, including the priorities of order entry. There is no specific limit as to the number of accounts the Trading Advisors (or their affiliates) may manage. In addition, the positions of all of the accounts owned or controlled by the Trading Advisor (or its affiliates) are aggregated for the purposes of applying speculative position limits. The management, incentive, and sponsor fees are paid directly by the Feeder Funds, and for this reason are not recorded as expenses of the Master Fund.

Note 2.	Summary of Significant Accounting Policies

The following is a summary of significant accounting policies consistently followed in the preparation of the Master Fund’s financial statements.

Principles of accounting: The accompanying financial statements are expressed in United States dollars (USD) and have been prepared in accordance with Generally Accepted Accounting Principles (GAAP), as established by the Financial Accounting Standards Board (FASB), to ensure consistent reporting of financial condition and results of operations. The Master Fund is an investment company and follows the accounting and reporting guidance in FASB Account Standards Codification Topic 946.

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $4,954,266 is held in USD and a payable of ($42,091) in foreign currencies as of December 31, 2016, and are recorded in cash and restricted cash – margin balance on the statement of financial condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2016 included restricted cash for margin requirements of $2,301,058. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2016 included amounts due to the broker for unsettled trades of $0.

Offsetting of amounts related to certain contracts: When the requirements are met, the Master Fund offsets certain fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement (see Note 5).

Galaxy Plus Fund – Aspect Master Fund (532) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Valuation and Revenue Recognition: Depending on the Program and Investments traded, The Master Fund follows the following valuation and revenue recognition policies. All investments are recorded at their estimated fair value, as described in Note 3.

Futures and options on futures contracts: The Master Fund may enter into futures and options on futures contracts. Upon entering into a futures contract, The Master Fund agrees to receive or deliver a fixed quantity of an underlying instrument or commodity for an agreed-upon price, while an option contract provides the option purchaser with the right, but not the obligation, to buy or sell a security or financial instrument at a predetermined exercise price during a defined period. Futures and options on futures contracts are recorded on the trade date. The difference between the original contract amount and the fair value of futures contracts purchased or sold is reflected as unrealized appreciation/(depreciation) on open contracts. Options on futures contracts are reflected in investments at fair value. The difference between the premiums paid or received on open options on futures contracts and fair value of such options is recorded as unrealized appreciation/(depreciation) on open contracts. The fair value of futures and options on futures contracts is based upon daily exchange settlement prices. The realized gain or loss is determined on the settlement of intraday trades first and then by the FIFO method.

Foreign currency transactions: The Master Fund’s financial statements are denominated in USD. However, foreign currency forward contracts, non-U.S. futures contracts, and non-U.S. options on futures contracts are denominated in currencies other than USD. Assets and liabilities and transactions denominated in currencies other than the USD are translated into USD at the rates in effect either at the close of business on the last business day of the reporting period or on the date of such transactions, respectively. Net realized foreign exchange gain or loss arises from the sales of foreign currencies and currency gains or losses realized between trade and settlement dates. Net unrealized foreign exchange gain and loss arises from changes in the fair value of assets and liabilities resulting from changes in exchange rates.

Trading costs: Trading costs generally consist of brokerage commissions, brokerage fees, clearing fees, exchange and regulatory fees, transaction and NFA fees. Fees vary by type of contract for each purchase and sale or sale and purchase (round turn) of futures, options on futures, and forward contracts. Commissions are paid on each individual purchase and sale transaction. These costs are recognized as expenses for futures and options on futures transactions, and are included in net realized gain/loss from derivative contracts on the Statement of Operations.

Interest income/expense: Interest income and expense is recognized on an accrual basis.

Allocation of income and gains and losses: Profits and losses for each monthly accounting period, or shorter period if there are mid-month subscriptions and/or redemptions, are allocated pro-rata to the Feeder Funds based on their respective ownership percentage on the first day of each period throughout the year.

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the period ended December 31, 2016, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the period, the Master Fund did not accrue any interest or penalties.

Galaxy Plus Fund – Aspect Master Fund (532) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Use of estimates: The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Indemnifications: The Sponsor and its affiliates are indemnified against certain liabilities arising out of the performance of their duties for The Master Fund. In addition, in the normal course of business, the Master Fund enters into contracts with vendors and others that provide for general indemnifications. The Master Fund’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Master Fund. However, the Master Fund expects the risk of loss to be remote.

Statement of cash flows: The Master Fund has elected not to provide a statement of cash flows as permitted by GAAP as all of the following conditions have been met:

●	During the period, substantially all of the Master Fund’s investments were carried at fair value and classified as Level 1 or Level 2 measurements in accordance with FASB ASC 820;

●	The Master Fund had little or no debt during the period;

●	The Master Fund’s financial statements include a statement of changes in member’s equity.

Subscriptions and redemptions: Subscriptions and redemptions can typically be made on a weekly basis as of the first day (Monday) of each week; (or, if such day is not a business day, the first business day thereafter) (each, a Subscription Date or a Redemption Date). The Master Fund may accept subscriptions or redemptions more frequently than the first day of each week, depending upon the size of the requested subscription or redemption amount, with the approval of the Sponsor.

Note 3.	Fair Value Measurements

The Master Fund’s investments are stated at fair value in accordance with FASB ASC 820, Fair Value Measurements and Disclosures (ASC 820). ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active market. Under ASC 820, fair value measurements are disclosed by level within that hierarchy, as follows:

Level 1 — Values for investments classified as Level 1 are based on unadjusted quoted prices for identical investments in an active market. Since valuations are based on quoted prices that are readily accessible at the measurement date, valuation of these investments does not entail a significant degree of judgment.

Level 2 — Values for investments classified as Level 2 are based on quoted prices for similar investments in an active or non-active markets for which all significant inputs are observable either directly or indirectly. Level 2 inputs may also include discounts related to restrictions on the investments.

Level 3 — Values for investments categorized as Level 3 are based on prices or valuation techniques that require inputs that are both significant to the fair value and unobservable, including valuations by the Sponsor in the absence of readily ascertainable fair values.

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These

Galaxy Plus Fund – Aspect Master Fund (532) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2016. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

Exchange-traded derivative contracts that are actively traded are valued based on daily quoted settlement prices from the respective exchange and are categorized in Level 1 of the fair value hierarchy. Exchange-traded derivative contracts not actively traded and over-the-counter (OTC) derivative contracts can include futures contracts, option on futures contracts, forward contracts and option contracts whose values are based on an underlying such as interest rates, foreign currencies, credit standing of reference entities, equities or commodities. Such derivative contracts are valued using observable market data, including currency spot rates or quoted prices of the related underlying obtained from the applicable exchange or market. OTC derivative contracts are valued using the above described pricing methodology and are categorized as Level 2 within the fair value hierarchy.

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the period ended December 31, 2016.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – Aspect Master Fund (532) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2016. Presentation is gross – as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative contracts:
Futures contracts:
Agriculture	$469	$469	$—	$—
Currency	256	256	—	—
Energy	14,432	14,432	—	—
Index	64,694	64,694	—	—
Interest	17,325	17,325	—	—
Metals	5,609	5,609	—	—

Total investment assets at fair value	102,785	102,785	—	—

Liabilities:
Derivative contracts:
Futures contracts:
Agriculture	(24,338)	(24,338)	—	—
Currency	(116,769)	(116,769)	—	—
Energy	(800)	(800)	—	—
Index	(82,555)	(82,555)	—	—
Interest	(113,586)	(113,586)	—	—
Metals	(50,771)	(50,771)	—	—

Total investment liabilities at fair value	(388,819)	(388,819)	—	—

Total net investment at fair value	$(286,034)	$(286,034)	$—	$—

Galaxy Plus Fund – Aspect Master Fund (532) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 4.	Derivative Financial Instruments

Derivative financial instruments speculatively traded by the Master Fund can include U.S. and foreign futures, options on futures contracts and forward currency contracts (collectively, derivatives) whose values are based upon an underlying asset, indices, or reference rates, and generally represent future commitments to exchange cash flows, or to purchase or sell other financial instruments at specified future dates. A derivative contract may be traded on an exchange or OTC. Exchange-traded derivatives are standardized and include futures and option on futures contracts. OTC derivative contracts are negotiated between contracting parties and include forward currency contracts and certain options. Derivatives are subject to various risks similar to those related to the underlying financial instruments including market and credit risks.

Market risk is the potential for changes in the value of derivatives due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity and security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The market risk of the Master Fund is managed by the underlying Trading Advisors according to each respective Program. The Master Fund is exposed to a market risk equal to the notional contract value of the derivatives contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2016.

Purchase and sale of futures contracts requires margin deposits with the broker. Additional deposits may be necessary for any loss on contract value. The U.S. Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements. In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

The Master Fund has a substantial portion of its assets on deposit with counterparties. In the event of a counterparty’s insolvency, recovery of The Master Fund’s assets on deposit may be limited to account insurance or other protection afforded such deposits.

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures and forward contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments. Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. As of December 31, 2016, the Master Fund had open futures contracts with the following notional values by sector:

Galaxy Plus Fund – Aspect Master Fund (532) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Agriculture	4	$200,800	Agriculture	37	$(833,523)
Currency	14	1,005,500	Currency	96	(10,153,788)
Energy	8	409,568	Index	8	(259,054)
Index	160	12,411,899	Interest	337	(98,099,644)
Interest	25	3,549,392	Metals	10	(1,046,944)
Metals	10	732,057

During the period ended December 31, 2016, the Master Fund participated in 551 futures contract transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading
Gain (Loss)*
Futures contracts:
Agriculture	$(29,808)
Currency	(159,301)
Energy	14,792
Index	(34,488)
Interest	(113,719)
Metals	(48,675)
Total futures contracts	(371,199)

Trading costs	(1,473)

Total net trading gain (loss)	(372,672)

*	Includes both realized loss of ($86,638) and unrealized loss of ($286,034) and is located in net realized and unrealized gain (loss) on investments on the statement of operations. Amounts exclude foreign currency transactions and translation.

Galaxy Plus Fund – Aspect Master Fund (532) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 5.	Balance Sheet Offsetting

The Master Fund is required to disclose the impact of offsetting assets and liabilities presented in the statement of financial condition to enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities. These recognized assets and liabilities include financial instruments and derivative instruments that are either subject to an enforceable master netting arrangement or similar agreement or meet the following right of set-off criteria: each of the two parties owes the other determinable amounts, the Master Fund has the right to set-off the amounts owed with the amounts owed by the other party, the Master Fund intends to set off, and the Fund’s right of set-off is enforceable at law.

The Master Fund is subject to enforceable master netting agreements with certain counterparties. These agreements govern the terms of certain transactions, and reduce the counterparty risk associated with relevant transactions by specifying offsetting mechanisms and collateral posting arrangements at prearranged exposure levels. Since different types of transactions have different mechanics and are sometimes traded out of different legal entities of a particular counterparty organization, each type of transaction may be covered by a different master netting arrangement, possibly resulting in the need for multiple agreements with a single counterparty. Master netting agreements may not be specific to each different asset type; in such instances, they would allow the Master Fund to close out and net its total exposure to a specified counterparty in the events of default or early termination with respect to any and all the transactions governed under a single agreement with the counterparty.

The following tables summarize the Master Fund’s netting arrangements:

			Net Amount of
	Gross Amounts	Offset in the	Assets (Liabilities)
	of Recognized	Statement of	in the Statement of
Description	Assets (Liabilities)	Financial Condition	Financial Condition

Futures	$(388,819)	$102,785	$(286,034)
Total	$(388,819)	$102,785	$(286,034)

			Net Amount
	Net amount in	Cash Collateral	which is not offset
	the Statement of	Received by	in the Statement of
	Financial Condition	Counterparty	Financial Condition

Counterparty A	$(286,034)	$2,301,058	$2,015,024
Total	$(286,034)	$2,301,058	$2,015,024

Galaxy Plus Fund – Aspect Master Fund (532) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 6.	Related Parties

Gemini Hedge Fund Services, LLC an affiliate of the Sponsor, provides administration services for the Master Fund.

Note 7.	Financial Highlights

Financial highlights of the Master Fund for the period December 15, 2016 (commencement of operations) through December 31, 2016 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	(7.46)%

Ratio to average member’s equity (B):
Net investment income (C)	—%
Total expenses	—%

(A)	Total return is based on the change in average member’s equity during the period of a theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment loss ratios are computed based upon weighted-average member’s equity as a whole for the period ended December 31, 2016.

(C)	The net investment loss ratio excludes net realized and unrealized gains (losses) on investments.

Financial highlights are calculated for each member class taken as a whole. An individual member’s return and ratios may vary based on the timing of capital transactions. The negative total return would have been larger, and the net investment income and total expense ratios would have been higher if the management and incentive fees, as well as the sponsor fees, had been charged to the Master Fund. The ratios, excluding nonrecurring expenses, have been annualized. Total return has not been annualized.

Note 8.	Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 24, 2017, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – Aspect Master Fund (532) LLC
(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of December 31, 2016 and for the period from December 16, 2016 (commencement of operations) to December 31, 2016, is accurate and complete.

David Young, President
Gemini Alternative Funds, LLC — Sponsor

Galaxy Plus Fund –

Chesapeake Master Fund (518)

LLC

(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to

Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2016

Independent Auditor’s Report

Board of Directors

Galaxy Plus Fund LLC

Report on the Financial Statements

We have audited the accompanying financial statements of Galaxy Plus Fund – Chesapeake Master Fund (518) LLC (the Fund), which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2016, and the related statements of operations, and changes in member’s equity for the period from June 7, 2016 (commencement of operations) to December 31, 2016, and the related notes to the financial statements.

Management's Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Plus Fund – Chesapeake Master Fund (518) LLC as of December 31, 2016, and the results of its operations for the period from June 7, 2016 (commencement of operations) to December 31, 2016, in accordance with accounting principles generally accepted in the United States of America.

/s/ RSM US LLP

Denver, Colorado

March 24, 2017

Galaxy Plus Fund - Chesapeake Master Fund (518) LLC
(A Delaware Limited Liability Company)

Statement of Financial Condition
December 31, 2016
(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$6,104,869
Restricted cash - margin balance	5,814,400
Receivable from onshore feeder fund	1,000
Other assets	11,065

Total assets	$11,931,334

Liability and Member’s Equity

Liability
Deficit in commodity trading accounts at clearing brokers:
Investments in futures contracts at fair value (represents unrealized depreciation on open derivative contracts, net)	$425,852
Total liability	425,852

Member’s equity	11,505,482

Total liability and member’s equity	$11,931,334

See notes to financial statements.

Galaxy Plus Fund - Chesapeake Master Fund (518) LLC
(A Delaware Limited Liability Company)

Condensed Schedule of Investments
December 31, 2016
(Expressed in U.S. Dollars)

	Number of		Percent of
	Contracts/Units	Fair Value	Member’s Equity
Long positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	81	$(96,938)	(0.84)%
Currency	169	(120,815)	(1.05)
Energy	3	395	0.01
Index	2,085	(183,693)	(1.60)
Metals	8	(39,860)	(0.35)
Foreign:
Futures contracts:
Agriculture	95	(40,914)	(0.36)
Energy	4	925	0.01
Interest	2	7,881	0.07
Metals	52	32,589	0.28

Total long positions		(440,430)	(3.83)

Short positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	102	42,890	0.37
Currency	188	15,126	0.14
Index	123	5,176	0.04
Interest	236	(44,437)	(0.39)
Metals	3	(6,000)	(0.05)
Foreign:
Futures contracts:
Agriculture	135	51,799	0.45
Interest	224	(21,880)	(0.19)
Metals	9	(28,096)	(0.24)

Total short positions		14,578	0.13

Investments in futures contracts, at fair value		$(425,852)	(3.70)%

See notes to financial statements.

(A Delaware Limited Liability Company)

Statement of Operations
For the period from June 7, 2016 (Commencement of Operations) to December 31, 2016
(Expressed in U.S. Dollars)

Expenses:
Interest expense	$6,758

Total expenses	6,758

Net investment loss	(6,758)

Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized gain from:
Derivative contracts[1]	405,614
Foreign currency transactions	3,842
409,456

Net increase (decrease) in unrealized depreciation on:
Derivative contracts	(425,852)
Translation of assets and liabilities denominated in foreign currencies	2,117
(423,735)

Net realized and unrealized loss on investments and foreign currency transactions	(14,279)

Net decrease in member’s equity resulting from operations	$(21,037)

[1]	Includes broker trading commisions

See notes to financial statements.

Galaxy Plus Fund - Chesapeake Master Fund (518) LLC
(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity
For the period from June 7, 2016 (Commencement of Operations) to December 31, 2016
(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment loss	$(6,758)
Net realized gain (loss) from derivative contracts and foreign currency transactions	409,456
Net increase (decrease) in unrealized depreciation on derivative contracts and translation of assets and liabilities denominated in foreign currencies	(423,735)

Net decrease in member’s equity resulting from operations	(21,037)

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	11,724,790
Proceeds from in-kind contribution	94,417
Payments for redemptions of capital	(292,688)

Net increase in member’s equity resulting from capital transactions	11,526,519

Total increase	11,505,482

Member’s equity, beginning of period	—

Member’s equity, end of period	$11,505,482

See notes to financial statements.

Galaxy Plus Fund – Chesapeake Master Fund (518) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 1.	Organization and Structure

Galaxy Plus Fund – Chesapeake Master Fund (518) LLC (the “Master Fund”) was formed in Delaware as a limited liability company on January 6, 2016 and commenced operation on June 7, 2016. The Master Fund was created to serve as the trading entity managed by Chesapeake Capital Corporation (the “Trading Advisor”) pursuant to its Diversified Program (the “Program”). The Program employs a systematic disciplined investment approach based on trend and momentum, diversification, and capital preservation.

The Master Fund and other separately formed Delaware limited liability companies (“Other Master Funds”), are investment vehicles available under the Galaxy Plus Managed Account Platform (the “Platform”). The Master Fund and the Platform are sponsored by Gemini Alternative Funds, LLC (the “Sponsor” or “GAF”) as a means of making available, to qualified high net-worth individuals and institutional investors (including fund of hedge funds) (“Investors”), a variety of third-party professional managed futures and foreign exchange advisors (“Advisors”). The Trading Advisor is not affiliated with the Sponsor.

GAF was formed in October 2013 and its principal office is located in Chicago, Illinois. GAF is registered with the U.S. Commodity Futures Trading Commission (CFTC) as a commodity pool operator and commodity trading advisor, and is a member of the National Futures Association (NFA).

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or other Master Funds. Galaxy Plus Fund - Chesapeake Feeder Fund (518) (“LLC518”), a separated series of the Onshore Platform and Galaxy Plus Fund – Chesapeake Offshore Feeder Fund (518) Segregated Portfolio (“SPC518”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2016, SPC518 has not yet commenced operations.

LLC518 and SPC518 are collectively hereafter referred to as the “Feeder Funds”.

Subscriptions and redemptions into the Feeder Funds are the corresponding transactions with the Master Fund and are governed by the Onshore Platform’s and the Offshore Platform’s respective Confidential Offering Memorandums.

The Platform has appointed the Sponsor, under the terms of the Limited Liability Company Agreement (the “LLC Agreement”) as the managing member of the Master Fund. In such capacity, the Sponsor has the authority, to manage, with wide discretionary powers, the business and affairs of the Master Fund including the authority to select the administrator for the Master Fund. The LLC Agreement will continue to remain in force until terminated by either the Sponsor or the Platform upon not less than sixty (60) days’ prior written notice. In certain circumstances (for example, the insolvency of either party or in the event all trading for the Platform by the Advisors are suspended), the LLC Agreement may be immediately terminated by either party.

Galaxy Plus Fund – Chesapeake Master Fund (518) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

The Master Fund and the Sponsor have entered into a tri-party contract (the “Trading Agreement”) with the Trading Advisor pursuant to which the Master Fund’s trading accounts are managed, subject to rights of termination, by the Trading Advisor in accordance with the Program. The Trading Advisor may alter its Program (including its trading systems and methods and including the addition and/or deletion of any financial interests or contracts traded in the Master Fund’s trading accounts), provided that the Trading Advisor provide prior notice to the Master Fund and the Sponsor of any material change to the Trading Advisor’s Program. From time to time, the Trading Advisor (or its affiliates) may manage additional accounts, and these accounts will increase the level of competition for the same trades desired for the Master Fund, including the priorities of order entry. There is no specific limit as to the number of accounts the Trading Advisors (or their affiliates) may manage. In addition, the positions of all of the accounts owned or controlled by the Trading Advisor (or its affiliates) are aggregated for the purposes of applying speculative position limits. The management, incentive, and sponsor fees are paid directly by the Feeder Funds, and for this reason are not recorded as expenses of the Master Fund.

Note 2.	Summary of Significant Accounting Policies

The following is a summary of significant accounting policies consistently followed in the preparation of the Master Fund’s financial statements.

Principles of accounting: The accompanying financial statements are expressed in United States dollars (USD) and have been prepared in accordance with Generally Accepted Accounting Principles (GAAP), as established by the Financial Accounting Standards Board (FASB), to ensure consistent reporting of financial condition and results of operations. The Master Fund is an investment company and follows the accounting and reporting guidance in FASB Account Standards Codification Topic 946.

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $12,052,692 is held in USD and a payable balance of ($133,423) in foreign currencies as of December 31, 2016, and are recorded in cash and restricted cash – margin balance on the statement of financial condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2016 included restricted cash for margin requirements of $5,814,400. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2016 included amounts due to the broker for unsettled trades of $0.

Offsetting of amounts related to certain contracts: When the requirements are met, the Master Fund offsets certain fair value amounts recognized for derivative positions executed with the same counterparty under the same master netting arrangement (See Note 5).

Galaxy Plus Fund – Chesapeake Master Fund (518) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Valuation and Revenue Recognition: Depending on the Program and Investments traded, The Master Fund follows the following valuation and revenue recognition policies. All investments are recorded at their estimated fair value, as described in Note 3.

Futures and options on futures contracts: The Master Fund may enter into futures and options on futures contracts. Upon entering into a futures contract, The Master Fund agrees to receive or deliver a fixed quantity of an underlying instrument or commodity for an agreed-upon price, while an option contract provides the option purchaser with the right, but not the obligation, to buy or sell a security or financial instrument at a predetermined exercise price during a defined period. Futures and options on futures contracts are recorded on the trade date. The difference between the original contract amount and the fair value of futures contracts purchased or sold is reflected as unrealized appreciation/ (depreciation) on open contracts. Options on futures contracts are reflected in investments at fair value. The difference between the premiums paid or received on open options on futures contracts and fair value of such options is recorded as unrealized appreciation/(depreciation) on open contracts. The fair value of futures and options on futures contracts is based upon daily exchange settlement prices. The realized gain or loss is determined on the settlement of intraday trades first and then by the FIFO method.

Foreign currency transactions: The Master Fund’s financial statements are denominated in USD. However, foreign currency forward contracts, non-U.S. futures contracts, and non-U.S. options on futures contracts are denominated in currencies other than USD. Assets and liabilities and transactions denominated in currencies other than the USD are translated into USD at the rates in effect either at the close of business on the last business day of the reporting period or on the date of such transactions, respectively. Net realized foreign exchange gain or loss arises from the sales of foreign currencies and currency gains or losses realized between trade and settlement dates. Net unrealized foreign exchange gain and loss arises from changes in the fair value of assets and liabilities resulting from changes in exchange rates.

Trading costs: Trading costs generally consist of brokerage commissions, brokerage fees, clearing fees, exchange and regulatory fees, transaction and NFA fees. Fees vary by type of contract for each purchase and sale or sale and purchase (round turn) of futures, options on futures, and forward contracts. Commissions are paid on each individual purchase and sale transaction. These costs are recognized as expenses for futures and options on futures transactions and are included in net realized gain/loss from derivative contracts on the Statement of Operations.

Interest income/expense: Interest income and expense is recognized on an accrual basis.

Allocation of income and gains and losses: Profits and losses for each monthly accounting period, or shorter period if there are mid-month subscriptions and/or redemptions, are allocated pro-rata to the Feeder Funds based on their respective ownership percentage on the first day of each period throughout the year.

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the period ended December 31, 2016, remain open. The Master Fund recognizes interest and penalties, if any,

Galaxy Plus Fund – Chesapeake Master Fund (518) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

related to unrecognized tax benefits as income tax expense in the statement of operations. During the period, the Master Fund did not accrue any interest or penalties.

Use of estimates: The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Indemnifications: The Sponsor and its affiliates are indemnified against certain liabilities arising out of the performance of their duties for The Master Fund. In addition, in the normal course of business, the Master Fund enters into contracts with vendors and others that provide for general indemnifications. The Master Fund’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Master Fund. However, the Master Fund expects the risk of loss to be remote.

Statement of cash flows: The Master Fund has elected not to provide a statement of cash flows as permitted by GAAP as all of the following conditions have been met:

●	During the period, substantially all of the Master Fund’s investments were carried at fair value and classified as Level 1 or Level 2 measurements in accordance with FASB ASC 820;

●	The Master Fund had little or no debt during the period;

●	The Master Fund’s financial statements include a statement of changes in member’s equity.

Subscriptions and redemptions: Subscriptions and redemptions can typically be made on a weekly basis as of the first day (Monday) of each week; (or, if such day is not a business day, the first business day thereafter) (each, a Subscription Date or a Redemption Date). The Master Fund may accept subscriptions or redemptions more frequently than the first day of each week, depending upon the size of the requested subscription or redemption amount, with the approval of the Sponsor.

Note 3.	Fair Value Measurements

The Master Fund’s investments are stated at fair value in accordance with FASB ASC 820, Fair Value Measurements and Disclosures (ASC 820). ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active market. Under ASC 820, fair value measurements are disclosed by level within that hierarchy, as follows:

Level 1 — Values for investments classified as Level 1 are based on unadjusted quoted prices for identical investments in an active market. Since valuations are based on quoted prices that are readily accessible at the measurement date, valuation of these investments does not entail a significant degree of judgment.

Level 2 — Values for investments classified as Level 2 are based on quoted prices for similar investments in an active or non-active markets for which all significant inputs are observable either directly or indirectly. Level 2 inputs may also include discounts related to restrictions on the investments.

Level 3 — Values for investments categorized as Level 3 are based on prices or valuation techniques that require inputs that are both significant to the fair value and unobservable, including valuations by the Sponsor in the absence of readily ascertainable fair values.

Galaxy Plus Fund – Chesapeake Master Fund (518) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2016. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

Exchange-traded derivative contracts that are actively traded are valued based on daily quoted settlement prices from the respective exchange and are categorized in Level 1 of the fair value hierarchy. Exchange-traded derivative contracts not actively traded and over-the-counter (OTC) derivative contracts can include futures contracts, option on futures contracts, forward contracts and option contracts whose values are based on an underlying such as interest rates, foreign currencies, credit standing of reference entities, equities or commodities. Such derivative contracts are valued using observable market data, including currency spot rates or quoted prices of the related underlying obtained from the applicable exchange or market. OTC derivative contracts are valued using the above described pricing methodology and are categorized as Level 2 within the fair value hierarchy.

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the period ended December 31, 2016.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – Chesapeake Master Fund (518) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2016. Presentation is gross – as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative contracts:
Futures contracts:
Agriculture	$196,586	$196,586	$—	$—
Currency	197,951	197,951	—	—
Energy	3,010	3,010	—	—
Index	105,124	105,124	—	—
Interest	46,146	46,146	—	—
Metals	127,303	127,303	—	—

Total investment assets at fair value	676,120	676,120	—	—

Liabilities:
Derivative contracts:
Futures contracts:
Agriculture	(239,749)	(239,749)	—	—
Currency	(303,640)	(303,640)	—	—
Energy	(1,690)	(1,690)	—	—
Index	(283,641)	(283,641)	—	—
Interest	(104,582)	(104,582)	—	—
Metals	(168,670)	(168,670)	—	—

Total investment liabilities at fair value	(1,101,972)	(1,101,972)	—	—

Total net investment at fair value	$(425,852)	$(425,852)	$—	$—

Galaxy Plus Fund – Chesapeake Master Fund (518) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 4.	Derivative Financial Instruments

Derivative financial instruments speculatively traded by the Master Fund can include U.S. and foreign futures, options on futures contracts and forward currency contracts (collectively, derivatives) whose values are based upon an underlying asset, indices, or reference rates, and generally represent future commitments to exchange cash flows, or to purchase or sell other financial instruments at specified future dates. A derivative contract may be traded on an exchange or OTC. Exchange-traded derivatives are standardized and include futures and option on futures contracts. OTC derivative contracts are negotiated between contracting parties and include forward currency contracts and certain options. Derivatives are subject to various risks similar to those related to the underlying financial instruments including market and credit risks.

Market risk is the potential for changes in the value of derivatives due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity and security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The market risk of the Master Fund is managed by the underlying Trading Advisors according to each respective Program. The Master Fund is exposed to a market risk equal to the notional contract value of the derivatives contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2016.

Purchase and sale of futures contracts requires margin deposits with the broker. Additional deposits may be necessary for any loss on contract value. The U.S. Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements. In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

The Master Fund has a substantial portion of its assets on deposit with counterparties. In the event of a counterparty’s insolvency, recovery of The Master Fund’s assets on deposit may be limited to account insurance or other protection afforded such deposits.

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures and forward contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments. Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. As of December 31, 2016, the Master Fund had open futures contracts with the following notional values by sector:

Galaxy Plus Fund – Chesapeake Master Fund (518) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Agriculture	176	$4,295,326	Agriculture	237	$(4,580,359)
Currency	169	13,042,755	Currency	188	(19,846,112)
Energy	7	388,247	Index	123	(839,216)
Index	2,085	16,290,529	Interest	460	(80,443,020)
Interest	2	310,850	Metals	12	(970,948)
Metals	60	4,041,915

During the period ended December 31, 2016, the Master Fund participated in 2,837 futures contract transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading
Gain (Loss)*
Futures contracts:
Agriculture	$(22,570)
Currency	558,170
Energy	(53,624)
Index	196,686
Interest	(421,152)
Metals	(242,409)
Total futures	15,101

Trading costs	(35,339)

Total net trading gain (loss)	(20,238)

*	Includes both realized gain of $405,614 and unrealized loss of ($425,852) and is located in net realized and unrealized gain (loss) on investments on the statement of operations. Amounts exclude foreign currency transactions and translation.

Galaxy Plus Fund – Chesapeake Master Fund (518) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 5.	Balance Sheet Offsetting

The Master Fund is required to disclose the impact of offsetting assets and liabilities presented in the statement of financial condition to enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities. These recognized assets and liabilities include financial instruments and derivative instruments that are either subject to an enforceable master netting arrangement or similar agreement or meet the following right of set-off criteria: each of the two parties owes the other determinable amounts, the Master Fund has the right to set-off the amounts owed with the amounts owed by the other party, the Master Fund intends to set off, and the Fund’s right of set-off is enforceable at law.

The Master Fund is subject to enforceable master netting agreements with certain counterparties. These agreements govern the terms of certain transactions, and reduce the counterparty risk associated with relevant transactions by specifying offsetting mechanisms and collateral posting arrangements at prearranged exposure levels. Since different types of transactions have different mechanics and are sometimes traded out of different legal entities of a particular counterparty organization, each type of transaction may be covered by a different master netting arrangement, possibly resulting in the need for multiple agreements with a single counterparty. Master netting agreements may not be specific to each different asset type; in such instances, they would allow the Master Fund to close out and net its total exposure to a specified counterparty in the events of default or early termination with respect to any and all the transactions governed under a single agreement with the counterparty.

The following tables summarize the Master Fund’s netting arrangements:

			Net Amount of
	Gross Amounts	Offset in the	Assets (Liabilities)
	of Recognized	Statement of	in the Statement of
Description	Assets (Liabilities)	Financial Condition	Financial Condition

Futures	$(1,101,972)	$676,120	$(425,852)
Total	$(1,101,972)	$676,120	$(425,852)

			Net Amount
	Net amount in	Cash Collateral	which is not offset
	the Statement of	Received by	in the Statement of
	Financial Condition	Counterparty	Financial Condition

Counterparty A	$(425,852)	$5,814,400	$5,388,548
Total	$(425,852)	$5,814,400	$5,388,548

Galaxy Plus Fund – Chesapeake Master Fund (518) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 6.	Related Parties

Gemini Hedge Fund Services, LLC an affiliate of the Sponsor, provides administration services for the Master Fund.

Note 7.	Subscription in kind

The Master Fund commenced operations on June 7, 2016. The first subscription into the Master Fund was made by LLC518 and was done, in part, via a transfer of assets on that date. LLC518 contributed $94,417 in unrealized appreciation on open futures contracts.

Note 8.	Financial Highlights

Financial highlights of the Master Fund for the period June 7, 2016 (commencement of operations) through December 31, 2016 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	(0.46)%

Ratio to average member’s equity (B):
Net investment income (C)	(0.09)%
Total expenses	0.09%

(A)	Total return is based on the change in average member’s equity during the period of a theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment loss ratios are computed based upon weighted-average member’s equity as a whole for the period ended December 31, 2016.

(C)	The net investment loss ratio excludes net realized and unrealized gains (losses) on investments.

Financial highlights are calculated for each member class taken as a whole. An individual member’s return and ratios may vary based on the timing of capital transactions. The total return and net investment income would have been lower and total expense ratios would have been higher if the Trading Advisor management and incentive fees, as well as the sponsor fees, had been charged to the Master Fund instead of the Feeder Fund. The ratios, excluding nonrecurring expenses, have been annualized. Total return has not been annualized.

Note 9.	Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 24, 2017, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – Chesapeake Master Fund (518) LLC
(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of December 31, 2016 and for the period from June 7, 2016 (commencement of operations) to December 31, 2016, is accurate and complete.

David Young, President
Gemini Alternative Funds, LLC — Sponsor

Galaxy Plus Fund – Doherty
Master Fund (528) LLC
(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to
Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report
December 31, 2016

Independent Auditor’s Report

Board of Directors

Galaxy Plus Fund LLC

Report on the Financial Statements

We have audited the accompanying financial statements of Galaxy Plus Fund – Doherty Master Fund (528) LLC (the Fund), which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2016, and the related statements of operations, and changes in member’s equity for the period from July 19, 2016 (commencement of operations) to December 31, 2016, and the related notes to the financial statements.

Management's Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Plus Fund – Doherty Master Fund (528) LLC as of December 31, 2016, and the results of its operations for the period from July 19, 2016 (commencement of operations) to December 31, 2016, in accordance with accounting principles generally accepted in the United States of America.

/s/ RSM US LLP

Denver, Colorado

March 24, 2017

Galaxy Plus Fund - Doherty Master Fund (528) LLC
(A Delaware Limited Liability Company)

Statement of Financial Condition
December 31, 2016
(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$6,032,278
Restricted cash - margin balance	496,013
Options purchased, at fair value (cost: $284,965)	173,153
Receivable from onshore feeder fund	1,000
Other assets	11,869

Total assets	$6,714,313

Liabilities and member’s equity

Liabilities
Deficit in commodity trading accounts at clearing brokers:
Investments in futures contracts at fair value (represents unrealized depreciation on open derivative contracts, net)	$6,600
Options written, at fair value (proceeds: $345,843)	150,655
Total liabilities	157,255

Member’s equity	6,557,058

Total liabilities and member’s equity	$6,714,313

See notes to financial statements.

Galaxy Plus Fund - Doherty Master Fund (528) LLC
(A Delaware Limited Liability Company)

Condensed Schedule of Investments
December 31, 2016
(Expressed in U.S. Dollars)

	Number of		Percent of
	Contracts/Units	Fair Value	Member’s Equity
Long positions:
Derivative contracts:
Domestic (United States):
Options purchased on futures contracts:
Index (cost: $284,965)	230	$173,153	2.64%
Futures contracts:
Index	6	(6,600)	(0.10)

Total long positions		166,553	2.54

Short positions:
Derivative contracts:
Domestic (United States):
Options written on futures contracts:
Index (proceeds: $345,843)	2,037	(150,655)	(2.30)

Total short positions		(150,655)	(2.30)

Investments and options, at fair value		$15,898	0.24%

See notes to financial statements.

Galaxy Plus Fund - Doherty Master Fund (528) LLC

(A Delaware Limited Liability Company)

Statement of Operations

For the period from July 19, 2016 (Commencement of Operations) to December 31, 2016

(Expressed in U.S. Dollars)

Net investment income	$—

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) from:
Derivative contracts [1]	212,853
212,853

Net increase (decrease) in unrealized appreciation on:
Derivative contracts	76,776
76,776

Net realized and unrealized gain on investments and foreign currency transactions	289,629

Net increase in member’s equity resulting from operations	$289,629

[1]	Includes broker trading commissions

See notes to financial statements.

Galaxy Plus Fund - Doherty Master Fund (528) LLC

(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity
For the period from July 19, 2016 (Commencement of Operations) to December 31, 2016
(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment income	$—
Net realized gain (loss) from investments	212,853
Net increase (decrease) in unrealized appreciation on investments	76,776

Net increase in member’s equity resulting from operations	289,629

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	6,260,916
Proceeds from in-kind contribution	75,670
Payments for redemptions of capital	(69,157)

Net increase in member’s equity resulting from capital transactions	6,267,429

Total increase	6,557,058

Member’s equity, beginning of period	—

Member’s equity, end of period	$6,557,058

See notes to financial statements.

Galaxy Plus Fund – Doherty Master Fund (528) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 1.	Organization and Structure

Galaxy Plus Fund – Doherty Master Fund (528) LLC (the “Master Fund”) was formed in Delaware as a limited liability company on April 20, 2016 and commenced operation on July 19, 2016. The Master Fund was created to serve as the trading entity managed by Doherty Advisory, L.L.C. (the “Trading Advisor”) pursuant to its Relative Value Moderate (the “Program”). The Program is a discretionary pure relative value/market neutral arbitrage strategy.

The Master Fund and other separately formed Delaware limited liability companies (“Other Master Funds”), are investment vehicles available under the Galaxy Plus Managed Account Platform (the “Platform”). The Master Fund and the Platform are sponsored by Gemini Alternative Funds, LLC (the “Sponsor” or “GAF”) as a means of making available, to qualified high net-worth individuals and institutional investors (including fund of hedge funds) (“Investors”), a variety of third-party professional managed futures and foreign exchange advisors (“Advisors”). The Trading Advisor is not affiliated with the Sponsor.

GAF was formed in October 2013 and its principal office is located in Chicago, Illinois. GAF is registered with the U.S. Commodity Futures Trading Commission (CFTC) as a commodity pool operator and commodity trading advisor, and is a member of the National Futures Association (NFA).

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or other Master Funds. Galaxy Plus Fund – Doherty Feeder Fund (528) (“LLC528”), a separated series of the Onshore Platform and Galaxy Plus Fund – Doherty Offshore Feeder Fund (528) Segregated Portfolio (“SPC528”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2016, SPC528 has not yet commenced operations.

LLC528 and SPC528 are collectively hereafter referred to as the “Feeder Funds”.

Subscriptions and redemptions into the Feeder Funds are the corresponding transactions with the Master Fund and are governed by the Onshore Platform’s and the Offshore Platform’s respective Confidential Offering Memorandums.

The Platform has appointed the Sponsor, under the terms of the Limited Liability Company Agreement (the “LLC Agreement”) as the managing member of the Master Fund. In such capacity, the Sponsor has the authority, to manage, with wide discretionary powers, the business and affairs of the Master Fund including the authority to select the administrator for the Master Fund. The LLC Agreement will continue to remain in force until terminated by either the Sponsor or the Platform upon not less than sixty (60) days’ prior written notice. In certain circumstances (for example, the insolvency of either party or in the event all trading for the Platform by the Advisors are suspended), the LLC Agreement may be immediately terminated by either party.

Galaxy Plus Fund – Doherty Master Fund (528) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

The Master Fund and the Sponsor have entered into a tri-party contract (the “Trading Agreement”) with the Trading Advisor pursuant to which the Master Fund’s trading accounts are managed, subject to rights of termination, by the Trading Advisor in accordance with the Program. The Trading Advisor may alter its Program (including its trading systems and methods and including the addition and/or deletion of any financial interests or contracts traded in the Master Fund’s trading accounts), provided that the Trading Advisor provide prior notice to the Master Fund and the Sponsor of any material change to the Trading Advisor’s Program. From time to time, the Trading Advisor (or its affiliates) may manage additional accounts, and these accounts will increase the level of competition for the same trades desired for the Master Fund, including the priorities of order entry. There is no specific limit as to the number of accounts the Trading Advisors (or their affiliates) may manage. In addition, the positions of all of the accounts owned or controlled by the Trading Advisor (or its affiliates) are aggregated for the purposes of applying speculative position limits. The management, incentive, and sponsor fees are paid directly by the Feeder Funds, and for this reason are not recorded as expenses of the Master Fund.

Note 2.	Summary of Significant Accounting Policies

The following is a summary of significant accounting policies consistently followed in the preparation of the Master Fund’s financial statements.

Principles of accounting: The accompanying financial statements are expressed in United States dollars (USD) and have been prepared in accordance with Generally Accepted Accounting Principles (GAAP), as established by the Financial Accounting Standards Board (FASB), to ensure consistent reporting of financial condition and results of operations. The Master Fund is an investment company and follows the accounting and reporting guidance in FASB Account Standards Codification Topic 946.

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund can hold various currencies at the clearing broker, of which $6,528,291 is held in USD and $0 in foreign currencies as of December 31, 2016, and are recorded in cash and restricted cash – margin balance on the statement of financial condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2016 included restricted cash for margin requirements of $496,013. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2016 included amounts due to the broker for unsettled trades of $0.

Offsetting of amounts related to certain contracts: When the requirements are met, the Master Fund offsets certain fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement (See Note 5).

Galaxy Plus Fund – Doherty Master Fund (528) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Valuation and Revenue Recognition: Depending on the Program and Investments traded, The Master Fund follows the following valuation and revenue recognition policies. All investments are recorded at their estimated fair value, as described in Note 3.

Futures and options on futures contracts: The Master Fund may enter into futures and options on futures contracts. Upon entering into a futures contract, The Master Fund agrees to receive or deliver a fixed quantity of an underlying instrument or commodity for an agreed-upon price, while an option contract provides the option purchaser with the right, but not the obligation, to buy or sell a security or financial instrument at a predetermined exercise price during a defined period. Futures and options on futures contracts are recorded on the trade date. The difference between the original contract amount and the fair value of futures contracts purchased or sold is reflected as unrealized appreciation/(depreciation) on open contracts. Options on futures contracts are reflected in investments at fair value. The difference between the premiums paid or received on open options on futures contracts and fair value of such options is recorded as unrealized appreciation/(depreciation) on open contracts. The fair value of futures and options on futures contracts is based upon daily exchange settlement prices. The realized gain or loss is determined on the settlement of intraday trades first and then by the FIFO method.

Trading costs: Trading costs generally consist of brokerage commissions, brokerage fees, clearing fees, exchange and regulatory fees, transaction and NFA fees. Fees vary by type of contract for each purchase and sale or sale and purchase (round turn) of futures, options on futures, and forward contracts. Commissions are paid on each individual purchase and sale transaction. These costs are recognized as expenses for futures and options on futures transactions and are included in net realized gain/loss from derivative contracts on the Statement of Operations.

Interest income/expense: Interest income and expense is recognized on an accrual basis.

Allocation of income and gains and losses: Profits and losses for each monthly accounting period, or shorter period if there are mid-month subscriptions and/or redemptions, are allocated pro-rata to the Feeder Funds based on their respective ownership percentage on the first day of each period throughout the year.

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the period ended December 31, 2016, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the period, the Master Fund did not accrue any interest or penalties.

Use of estimates: The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Indemnifications: The Sponsor and its affiliates are indemnified against certain liabilities arising out of the performance of their duties for The Master Fund. In addition, in the normal course of business, the Master Fund enters into contracts with vendors and others that provide for general indemnifications. The Master Fund’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Master Fund. However, the Master Fund expects the risk of loss to be remote.

Galaxy Plus Fund – Doherty Master Fund (528) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Statement of cash flows: The Master Fund has elected not to provide a statement of cash flows as permitted by GAAP as all of the following conditions have been met:

●	During the period, substantially all of the Master Fund’s investments were carried at fair value and classified as Level 1 or Level 2 measurements in accordance with FASB ASC 820;

●	The Master Fund had little or no debt during the period;

●	The Master Fund’s financial statements include a statement of changes in member’s equity.

Subscriptions and redemptions: Subscriptions and redemptions can typically be made on a weekly basis as of the first day (Monday) of each week; (or, if such day is not a business day, the first business day thereafter) (each, a Subscription Date or a Redemption Date). The Master Fund may accept subscriptions or redemptions more frequently than the first day of each week, depending upon the size of the requested subscription or redemption amount, with the approval of the Sponsor.

Note 3.	Fair Value Measurements

The Master Fund’s investments are stated at fair value in accordance with FASB ASC 820, Fair Value Measurements and Disclosures (ASC 820). ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active market. Under ASC 820, fair value measurements are disclosed by level within that hierarchy, as follows:

Level 1 — Values for investments classified as Level 1 are based on unadjusted quoted prices for identical investments in an active market. Since valuations are based on quoted prices that are readily accessible at the measurement date, valuation of these investments does not entail a significant degree of judgment.

Level 2 — Values for investments classified as Level 2 are based on quoted prices for similar investments in an active or non-active markets for which all significant inputs are observable either directly or indirectly. Level 2 inputs may also include discounts related to restrictions on the investments.

Level 3 — Values for investments categorized as Level 3 are based on prices or valuation techniques that require inputs that are both significant to the fair value and unobservable, including valuations by the Sponsor in the absence of readily ascertainable fair values.

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2016. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

Exchange-traded derivative contracts that are actively traded are valued based on daily quoted settlement prices from the respective exchange and are categorized in Level 1 of the fair value hierarchy. Exchange-traded derivative contracts not actively traded and over-the-counter (OTC) derivative contracts can include futures contracts, option on futures contracts, forward contracts and option contracts whose values are based on an underlying such as interest rates, foreign currencies, credit standing of reference entities, equities or commodities. Such derivative contracts are valued using observable market data, including currency spot rates or quoted prices of the related underlying obtained from the applicable exchange or market. OTC derivative contracts are valued using the above described pricing methodology and are categorized as Level 2 within the fair value hierarchy.

Galaxy Plus Fund – Doherty Master Fund (528) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the period ended December 31, 2016.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – Doherty Master Fund (528) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2016. Presentation is gross – as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative contracts:
Options purchased on futures
contracts:
Index	$173,153	$173,153	$—	$—

Total investment assets at fair value	173,153	173,153	—	—

Liabilities:
Derivative contracts:
Options written on futures contracts:
Index	(150,655)	(150,655)	—	—
Futures contracts:
Index	(6,600)	(6,600)	—	—

Total investment liabilities at fair value	(157,255)	(157,255)	—	—

Total net investment at fair value	$15,898	$15,898	$—	$—

Galaxy Plus Fund – Doherty Master Fund (528) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 4.	Derivative Financial Instruments

Derivative financial instruments speculatively traded by the Master Fund can include U.S. and foreign futures, options on futures contracts and forward currency contracts (collectively, derivatives) whose values are based upon an underlying asset, indices, or reference rates, and generally represent future commitments to exchange cash flows, or to purchase or sell other financial instruments at specified future dates. A derivative contract may be traded on an exchange or OTC. Exchange-traded derivatives are standardized and include futures and option on futures contracts. OTC derivative contracts are negotiated between contracting parties and include forward currency contracts and certain options. Derivatives are subject to various risks similar to those related to the underlying financial instruments including market and credit risks.

Market risk is the potential for changes in the value of derivatives due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity and security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The market risk of the Master Fund is managed by the underlying Trading Advisors according to each respective Program. The Master Fund is exposed to a market risk equal to the notional contract value of the derivatives contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2016.

Purchase and sale of futures contracts requires margin deposits with the broker. Additional deposits may be necessary for any loss on contract value. The U.S. Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements. In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

The Master Fund has a substantial portion of its assets on deposit with counterparties. In the event of a counterparty’s insolvency, recovery of The Master Fund’s assets on deposit may be limited to account insurance or other protection afforded such deposits.

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures and forward contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments. Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. As of December 31, 2016, the Master Fund had open futures contracts with the following notional values by sector:

Description	Quantity	Notional Value
Long:
Index	6	$670,875

Galaxy Plus Fund – Doherty Master Fund (528) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

During the period ended December 31, 2016, the Master Fund participated in 280 futures contract, and 3,687 options on futures contract transactions.

Transactions in options written during the period ending December 31, 2016, were as follows:

Combined
	Number of	Premiums
	Contracts	Received

Options outstanding at July 19, 2016	—	$—
Options written	7,603	1,033,536
Options terminated in closing purchase transaction	(267)	(65,527)
Options expired	(5,239)	(606,413)
Options exercised	(60)	(15,753)
Options outstanding at December 31, 2016	2,037	$345,843

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading
Gain (Loss)*
Options on futures contracts:
Index	$(78,665)
Total options on futures contracts	(78,665)

Futures contracts:
Index	387,629
Total futures contracts	387,629

Trading costs	(19,335)

Total net trading gain (loss)	289,629

*	Includes both realized gain of $212,853 and unrealized gain of $76,776 and is located in net realized and unrealized gain (loss) on investments on the statement of operations. Amounts exclude foreign currency transactions and translation.

Galaxy Plus Fund – Doherty Master Fund (528) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 5.	Balance Sheet Offsetting

The Master Fund is required to disclose the impact of offsetting assets and liabilities presented in the statement of financial condition to enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities. These recognized assets and liabilities include financial instruments and derivative instruments that are either subject to an enforceable master netting arrangement or similar agreement or meet the following right of set-off criteria: each of the two parties owes the other determinable amounts, the Master Fund has the right to set-off the amounts owed with the amounts owed by the other party, the Master Fund intends to set off, and the Fund’s right of set-off is enforceable at law.

The Master Fund is subject to enforceable master netting agreements with certain counterparties. These agreements govern the terms of certain transactions, and reduce the counterparty risk associated with relevant transactions by specifying offsetting mechanisms and collateral posting arrangements at prearranged exposure levels. Since different types of transactions have different mechanics and are sometimes traded out of different legal entities of a particular counterparty organization, each type of transaction may be covered by a different master netting arrangement, possibly resulting in the need for multiple agreements with a single counterparty. Master netting agreements may not be specific to each different asset type; in such instances, they would allow the Master Fund to close out and net its total exposure to a specified counterparty in the events of default or early termination with respect to any and all the transactions governed under a single agreement with the counterparty.

The following tables summarize the Master Fund’s netting arrangements:

			Net Amount of
	Gross Amounts	Offset in the	Assets (Liabilities)
	of Recognized	Statement of	in the Statement of
Description	Assets (Liabilities)	Financial Condition	Financial Condition

Futures	$(6,600)	$—	$(6,600)
Options purchased on futures contracts	173,153	—	173,153
Options written on futures contracts	(150,655)	—	(150,655)
Total	$15,898	$—	$15,898

			Net Amount
	Net amount in	Cash Collateral	which is not offset
	the Statement of	Received by	in the Statement of
	Financial Condition	Counterparty	Financial Condition

Counterparty A	$15,898	$496,013	$511,911
Total	$15,898	$496,013	$511,911

Galaxy Plus Fund – Doherty Master Fund (528) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 6.	Related Parties

Gemini Hedge Fund Services, LLC an affiliate of the Sponsor, provides administration services for the Master Fund.

Note 7.	Subscription in kind

The Master Fund commenced operations on July 19, 2016. The first subscription into the Master Fund was made by LLC528 and was done, in part, via a transfer of assets on that date. LLC518 contributed net $75,670 in fair value of options purchased.

Note 8.	Financial Highlights

Financial highlights of the Master Fund for the period July 19, 2016 (commencement of operations) through December 31, 2016 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	4.59%

Ratio to average member’s equity (B):
Net investment income (C)	—%
Total expenses	—%

(A)	Total return is based on the change in average member’s equity during the period of a theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment loss ratios are computed based upon weighted-average member’s equity as a whole for the period ended December 31, 2016.

(C)	The net investment loss ratio excludes net realized and unrealized gains (losses) on investments.

Financial highlights are calculated for each member class taken as a whole. An individual member’s return and ratios may vary based on the timing of capital transactions. The total return and net investment income would have been lower, and total expense ratios would have been higher if the management and incentive fees, as well as sponsor fees, had been charged to the Master Fund. The ratios, excluding nonrecurring expenses, have been annualized. Total return has not been annualized.

Note 9.	Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 24, 2017, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – Doherty Master Fund (528) LLC
(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of December 31, 2016 and for the period from July 19, 2016 (commencement of operations) to December 31, 2016, is accurate and complete.

David Young, President
Gemini Alternative Funds, LLC — Sponsor

Galaxy Plus Fund –

Emil van Essen STP Master

Fund (516) LLC

(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to

Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2016

Independent Auditor’s Report

Board of Directors

Galaxy Plus Fund LLC

Report on the Financial Statements

We have audited the accompanying financial statements of Galaxy Plus Fund – Emil van Essen STP Master Fund (516) LLC (the Fund), which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2016, and the related statements of operations, and changes in member’s equity for the period from April 15, 2016 (commencement of operations) to December 31, 2016, and the related notes to the financial statements.

Management's Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Plus Fund – Emil van Essen STP Master Fund (516) LLC as of December 31, 2016, and the results of its operations for the period from April 15, 2016 (commencement of operations) to December 31, 2016, in accordance with accounting principles generally accepted in the United States of America.

/s/ RSM US LLP

Denver, Colorado

March 24, 2017

Galaxy Plus Fund - Emil van Essen STP Master Fund (516) LLC
(A Delaware Limited Liability Company)

Statement of Financial Condition
December 31, 2016
(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$9,899,772
Restricted cash - margin balance	3,039,420
Other assets	11,987

Total assets	$12,951,179

Liabilities and Member’s Equity

Liabilities
Deficit in commodity trading accounts at clearing brokers:
Investments in futures contracts at fair value (represents unrealized depreciation on open derivative contracts, net)	$1,249,410
Payable to Onshore Feeder Fund	50,740
Total liabilities	1,300,150

Member’s equity	11,651,029

Total liabilities and member’s equity	$12,951,179

See notes to financial statements.

Galaxy Plus Fund - Emil van Essen STP Master Fund (516) LLC
(A Delaware Limited Liability Company)

Condensed Schedule of Investments
December 31, 2016
(Expressed in U.S. Dollars)

			Percent of
	Number of		Member’s
	Contracts/Units	Fair Value	Equity
Long positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture
Cattle
Maturing June 2017	382	$585,461	5.02%
Other maturities	40	86,572	0.74
Other	352	(67,518)	(0.58)
Energy
Crude
Maturing March 2018	416	1,806,575	15.51
Other maturities[1,2]	272	681,526	5.85
Gasoline
Maturing March 2017	154	856,153	7.35
Other[2]	667	927,263	7.96
Interest	232	(74,449)	(0.64)
Metals	144	(187,498)	(1.61)
Foreign:
Futures contracts:
Energy	44	156,200	1.34

Total long positions		$4,770,285	40.94%

(Continued)

Galaxy Plus Fund - Emil van Essen STP Master Fund (516) LLC
(A Delaware Limited Liability Company)

Condensed Schedule of Investments (Continued)
December 31, 2016
(Expressed in U.S. Dollars)

			Percent of
	Number of		Member’s
	Contracts/Units	Fair Value	Equity
Short positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture
Cattle
Maturing April 2017	422	$(823,991)	(7.07)%
Other	352	54,479	0.47
Energy
Crude
Maturing December 2017	197	(857,258)	(7.36)
Maturing January 2018	241	(1,244,171)	(10.69)
Other maturities[2,3]	423	(604,685)	(5.19)
Diesel Fuel[2,3]	197	(752,358)	(6.46)
Natural Gas[2,4]	523	(849,502)	(7.30)
Gasoline
Maturing February 2017	154	(836,606)	(7.18)
Other maturities	44	(211,411)	(1.81)
Interest	232	60,274	0.52
Metals	72	163,716	1.41
Foreign:
Futures contracts:
Energy	80	(118,182)	(1.01)

Total short positions		(6,019,695)	(51.67)

Investments and options, at fair value		$(1,249,410)	(10.73)%

[1]	Maturities range from May 2017 through February 2018

[2]	No individual contract or contract month is greater than 5% of member’s equity

[3]	Maturities range from February 2017 through June 2017

[4]	Maturities range from February 2017 through October 2018

See notes to financial statements.

Galaxy Plus Fund - Emil van Essen STP Master Fund (516) LLC
(A Delaware Limited Liability Company)

Statement of Operations
For the period from April 15, 2016 (Commencement of Operations) to December 31, 2016
(Expressed in U.S. Dollars)

Net investment income	$—

Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized gain (loss) from:
Derivative contracts[1]	3,934,142
Foreign currency transactions	(191)
3,933,951

Net increase (decrease) in unrealized depreciation on:
Derivative contracts	(1,249,410)
Translation of assets and liabilities denominated in foreign currencies	(3,656)
(1,253,066)

Net realized and unrealized gain on investments and foreign currency transactions	2,680,885

Net increase in member’s equity resulting from operations	$2,680,885

[1]	Includes broker trading commisions

See notes to financial statements.

Galaxy Plus Fund - Emil van Essen STP Master Fund (516) LLC
(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity
For the period from April 15, 2016 (Commencement of Operations) to December 31, 2016
(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment income	$—
Net realized gain (loss) from derivative contracts and foreign currency transactions	3,933,951
Net increase (decrease) in unrealized depreciation on derivative contracts and translation of assets and liabilities denominated in foreign currencies	(1,253,066)

Net increase in member’s equity resulting from operations	2,680,885

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	12,442,498
Payments for redemptions of capital	(3,472,354)

Net increase in member’s equity resulting from capital transactions	8,970,144

Total increase	11,651,029

Member’s equity, beginning of period	—

Member’s equity, end of period	$11,651,029

See notes to financial statements.

Galaxy Plus Fund – Emil van Essen STP Master Fund (516) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 1.	Organization and Structure

Galaxy Plus Fund – Emil van Essen STP Master Fund (516) LLC (the “Master Fund”) was formed in Delaware as a limited liability company on January 7, 2016 and commenced operations on April 15, 2016. The Master Fund was created to serve as the trading entity managed by Emil van Essen, L.L.C. (the “Trading Advisor”) pursuant to its The Multi-Strategy Program (the “Program”). The Program is an approximate 50/50 combination of the Spread Trading Program and the Long-Short Commodity Program.

The Master Fund and other separately formed Delaware limited liability companies (“Other Master Funds”), are investment vehicles available under the Galaxy Plus Managed Account Platform (the “Platform”). The Master Fund and the Platform are sponsored by Gemini Alternative Funds, LLC (the “Sponsor” or “GAF”) as a means of making available, to qualified high net-worth individuals and institutional investors (including fund of hedge funds) (“Investors”), a variety of third-party professional managed futures and foreign exchange advisors (“Advisors”). The Trading Advisor is not affiliated with the Sponsor.

GAF was formed in October 2013 and its principal office is located in Chicago, Illinois. GAF is registered with the U.S. Commodity Futures Trading Commission (CFTC) as a commodity pool operator and commodity trading advisor, and is a member of the National Futures Association (NFA).

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or other Master funds. Galaxy Plus Fund – Emil van Essen Feeder Fund (516) (“LLC516”), a separated series of the Onshore Platform and Galaxy Plus Fund – Emil van Essen Offshore Feeder Fund (516) Segregated Portfolio (“SPC516”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2016, SPC 516 had not yet commenced operations.

LLC530 and SPC530 are collectively hereafter referred to as the “Feeder Funds”.

Subscriptions and redemptions into the Feeder Funds are the corresponding transactions with the Master Fund and are governed by the Onshore Platform’s and the Offshore Platform’s respective Confidential Offering Memorandums.

The Platform has appointed the Sponsor, under the terms of the Limited Liability Company Agreement (the “LLC Agreement”) as the managing member of the Master Fund. In such capacity, the Sponsor has the authority, to manage, with wide discretionary powers, the business and affairs of the Master Fund including the authority to select the administrator for the Master Fund. The LLC Agreement will continue to remain in force until terminated by either the Sponsor or the Platform upon not less than sixty (60) days’ prior written notice. In certain circumstances (for example, the insolvency of either party or in the event all trading for the Platform by the Advisors are suspended), the LLC Agreement may be immediately terminated by either party.

Galaxy Plus Fund – Emil van Essen STP Master Fund (516) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

The Master Fund and the Sponsor have entered into a tri-party contract (the “Trading Agreement”) with the Trading Advisor pursuant to which the Master Fund’s trading accounts are managed, subject to rights of termination, by the Trading Advisor in accordance with the Program. The Trading Advisor may alter its Program (including its trading systems and methods and including the addition and/or deletion of any financial interests or contracts traded in the Master Fund’s trading accounts), provided that the Trading Advisor provide prior notice to the Master Fund and the Sponsor of any material change to the Trading Advisor’s Program. From time to time, the Trading Advisor (or its affiliates) may manage additional accounts, and these accounts will increase the level of competition for the same trades desired for the Master Fund, including the priorities of order entry. There is no specific limit as to the number of accounts the Trading Advisors (or their affiliates) may manage. In addition, the positions of all of the accounts owned or controlled by the Trading Advisor (or its affiliates) are aggregated for the purposes of applying speculative position limits. The management, incentive, and sponsor fees are paid directly by the Feeder Funds, and for this reason are not recorded as expenses of the Master Fund.

Note 2. Summary of Significant Accounting Policies

The following is a summary of significant accounting policies consistently followed in the preparation of the Master Fund’s financial statements.

Principles of accounting: The accompanying financial statements are expressed in United States dollars (USD) and have been prepared in accordance with Generally Accepted Accounting Principles (GAAP), as established by the Financial Accounting Standards Board (FASB), to ensure consistent reporting of financial condition and results of operations. The Master Fund is an investment company and follows the accounting and reporting guidance in FASB Account Standards Codification Topic 946.

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $12,890,986 is held in USD and $48,206 in foreign currencies as of December 31, 2016, and are recorded in cash and restricted cash – margin balance on the statement of financial condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2016 included restricted cash for margin requirements of $3,039,420. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2016 included amounts due to the broker for unsettled trades of $0.

Offsetting of amounts related to certain contracts: When the requirements are met, the Master Fund offsets certain fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement (see Note 5).

Galaxy Plus Fund – Emil van Essen STP Master Fund (516) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Valuation and Revenue Recognition: Depending on the Program and Investments traded, The Master Fund follows the following valuation and revenue recognition policies. All investments are recorded at their estimated fair value, as described in Note 3.

Futures and options on futures contracts: The Master Fund may enter into futures and options on futures contracts. Upon entering into a futures contract, The Master Fund agrees to receive or deliver a fixed quantity of an underlying instrument or commodity for an agreed-upon price, while an option contract provides the option purchaser with the right, but not the obligation, to buy or sell a security or financial instrument at a predetermined exercise price during a defined period. Futures and options on futures contracts are recorded on the trade date. The difference between the original contract amount and the fair value of futures contracts purchased or sold is reflected as unrealized appreciation/(depreciation) on open contracts. Options on futures contracts are reflected in investments at fair value. The difference between the premiums paid or received on open options on futures contracts and fair value of such options is recorded as unrealized appreciation/(depreciation) on open contracts. The fair value of futures and options on futures contracts is based upon daily exchange settlement prices. The realized gain or loss is determined on the settlement of intraday trades first and then by the FIFO method.

Foreign currency transactions: The Master Fund’s financial statements are denominated in USD. However, foreign currency forward contracts, non-U.S. futures contracts, and non-U.S. options on futures contracts are denominated in currencies other than USD. Assets and liabilities and transactions denominated in currencies other than the USD are translated into USD at the rates in effect either at the close of business on the last business day of the reporting period or on the date of such transactions, respectively. Net realized foreign exchange gain or loss arises from the sales of foreign currencies and currency gains or losses realized between trade and settlement dates. Net unrealized foreign exchange gain and loss arises from changes in the fair value of assets and liabilities resulting from changes in exchange rates.

Trading costs: Trading costs generally consist of brokerage commissions, brokerage fees, clearing fees, exchange and regulatory fees, transaction and NFA fees. Fees vary by type of contract for each purchase and sale or sale and purchase (round turn) of futures, options on futures, and forward contracts. Commissions are paid on each individual purchase and sale transaction. These costs are recognized as expenses for futures and options on futures transactions and are included in net realized gain/loss from derivative contracts on the Statement of Operations.

Interest income/expense: Interest income and expense is recognized on an accrual basis.

Allocation of income and gains and losses: Profits and losses for each monthly accounting period, or shorter period if there are mid-month subscriptions and/or redemptions, are allocated pro-rata to the Feeder Funds based on their respective ownership percentage on the first day of each period throughout the year.

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the period ended December 31, 2016, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the period, the Master Fund did not accrue any interest or penalties.

Galaxy Plus Fund – Emil van Essen STP Master Fund (516) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Use of estimates: The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Indemnifications: The Sponsor and its affiliates are indemnified against certain liabilities arising out of the performance of their duties for The Master Fund. In addition, in the normal course of business, the Master Fund enters into contracts with vendors and others that provide for general indemnifications. The Master Fund’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Master Fund. However, the Master Fund expects the risk of loss to be remote.

Statement of cash flows: The Master Fund has elected not to provide a statement of cash flows as permitted by GAAP as all of the following conditions have been met:

●	During the period, substantially all of the Master Fund’s investments were carried at fair value and classified as Level 1 or Level 2 measurements in accordance with FASB ASC 820;

●	The Master Fund had little or no debt during the period;

●	The Master Fund’s financial statements include a statement of changes in member’s equity.

Subscriptions and redemptions: Subscriptions and redemptions can typically be made on a weekly basis as of the first day (Monday) of each week; (or, if such day is not a business day, the first business day thereafter) (each, a Subscription Date or a Redemption Date). The Master Fund may accept subscriptions or redemptions more frequently than the first day of each week, depending upon the size of the requested subscription or redemption amount, with the approval of the Sponsor.

Note 3.	Fair Value Measurements

The Master Fund’s investments are stated at fair value in accordance with FASB ASC 820, Fair Value Measurements and Disclosures (ASC 820). ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active market. Under ASC 820, fair value measurements are disclosed by level within that hierarchy, as follows:

Level 1 — Values for investments classified as Level 1 are based on unadjusted quoted prices for identical investments in an active market. Since valuations are based on quoted prices that are readily accessible at the measurement date, valuation of these investments does not entail a significant degree of judgment.

Level 2 — Values for investments classified as Level 2 are based on quoted prices for similar investments in an active or non-active markets for which all significant inputs are observable either directly or indirectly. Level 2 inputs may also include discounts related to restrictions on the investments.

Level 3 — Values for investments categorized as Level 3 are based on prices or valuation techniques that require inputs that are both significant to the fair value and unobservable, including valuations by the Sponsor in the absence of readily ascertainable fair values.

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These

Galaxy Plus Fund – Emil van Essen STP Master Fund (516) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2016. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

Exchange-traded derivative contracts that are actively traded are valued based on daily quoted settlement prices from the respective exchange and are categorized in Level 1 of the fair value hierarchy. Exchange-traded derivative contracts not actively traded and over-the-counter (OTC) derivative contracts can include futures contracts, option on futures contracts, forward contracts and option contracts whose values are based on an underlying such as interest rates, foreign currencies, credit standing of reference entities, equities or commodities. Such derivative contracts are valued using observable market data, including currency spot rates or quoted prices of the related underlying obtained from the applicable exchange or market. OTC derivative contracts are valued using the above described pricing methodology and are categorized as Level 2 within the fair value hierarchy.

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the period ended December 31, 2016.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – Emil van Essen STP Master Fund (516) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2016. Presentation is gross – as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative contracts:
Futures contracts:
Agriculture	$926,560	$926,560	$—	$—
Energy	4,621,523	4,621,523	—	—
Interest	60,274	60,274	—	—
Metals	168,374	168,374	—	—

Total investment assets at fair value	5,776,731	5,776,731	—	—

Liabilities:
Derivative contracts:
Futures contracts:
Agriculture	(1,091,557)	(1,091,557)	—	—
Energy	(5,667,979)	(5,667,979)	—	—
Interest	(74,449)	(74,449)	—	—
Metals	(192,156)	(192,156)	—	—

Total investment liabilities at fair value	(7,026,141)	(7,026,141)	—	—

Total net investment at fair value	$(1,249,410)	$(1,249,410)	$—	$—

Note 4.	Derivative Financial Instruments

Derivative financial instruments speculatively traded by the Master Fund can include U.S. and foreign futures, options on futures contracts, and forward currency contracts (collectively, derivatives) whose values are based upon an underlying asset, indices, or reference rates, and generally represent future commitments to exchange cash flows, or to purchase or sell other financial instruments at specified future dates. A derivative contract may be traded on an exchange or OTC. Exchange-traded derivatives are standardized and include futures and option on futures contracts. OTC derivative contracts are negotiated between contracting parties and include forward currency contracts and certain options. Derivatives are subject to various risks similar to those related to the underlying financial instruments including market and credit risks.

Galaxy Plus Fund – Emil van Essen STP Master Fund (516) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Market risk is the potential for changes in the value of derivatives due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity and security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The market risk of the Master Fund is managed by the underlying Trading Advisors according to each respective Program. The Master Fund is exposed to a market risk equal to the notional contract value of the derivatives contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2016.

Purchase and sale of futures contracts requires margin deposits with the broker. Additional deposits may be necessary for any loss on contract value. The U.S. Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements. In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

The Master Fund has a substantial portion of its assets on deposit with counterparties. In the event of a counterparty’s insolvency, recovery of The Master Fund’s assets on deposit may be limited to account insurance or other protection afforded such deposits.

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures and forward contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments. Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. As of December 31, 2016, the Master Fund had open futures contracts with the following notional values by sector:

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Agriculture	774	$25,631,910	Agriculture	774	$(27,345,460)
Energy	1,553	78,201,502	Energy	1,859	(99,919,567)
Interest	232	56,840,000	Interest	232	(57,118,400)
Metals	144	7,802,070	Metals	72	(4,532,400)

During the period ended December 31, 2016, the Master Fund participated in 3,234 futures contract, and 24 options on futures contract transactions.

Galaxy Plus Fund – Emil van Essen STP Master Fund (516) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Transactions in options written during the period ending December 31, 2016, were as follows:

	Number of	Premiums
	Contracts	Received

Options outstanding at April 15, 2016	—	$—
Options written	1,784	173,640
Options terminated in closing purchase transaction	—	—
Options expired	(1,784)	(173,640)
Options exercised	—	—
Options outstanding at December 31, 2016	—	$—

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading
Gain (Loss)*
Options on futures contracts:
Energy	$(90,450)
Total options on future contracts	(90,450)

Futures contracts:
Agriculture	412,690
Energy	1,485,335
Interest	109,881
Metals	1,121,772
Total futures contracts	3,129,678

Trading costs	(354,496)

Total net trading gain (loss)	2,684,732

*	Includes both realized gain of $3,934,142 and unrealized loss of ($1,249,410) and is located in net realized and unrealized gain (loss) on investments on the statement of operations. Amounts exclude foreign currency transactions and translation.

Galaxy Plus Fund – Emil van Essen STP Master Fund (516) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 5.	Balance Sheet Offsetting

The Master Fund is required to disclose the impact of offsetting assets and liabilities presented in the statement of financial condition to enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities. These recognized assets and liabilities include financial instruments and derivative instruments that are either subject to an enforceable master netting arrangement or similar agreement or meet the following right of set-off criteria: each of the two parties owes the other determinable amounts, the Master Fund has the right to set-off the amounts owed with the amounts owed by the other party, the Master Fund intends to set off, and the Fund’s right of set-off is enforceable at law.

The Master Fund is subject to enforceable master netting agreements with certain counterparties. These agreements govern the terms of certain transactions, and reduce the counterparty risk associated with relevant transactions by specifying offsetting mechanisms and collateral posting arrangements at prearranged exposure levels. Since different types of transactions have different mechanics and are sometimes traded out of different legal entities of a particular counterparty organization, each type of transaction may be covered by a different master netting arrangement, possibly resulting in the need for multiple agreements with a single counterparty. Master netting agreements may not be specific to each different asset type; in such instances, they would allow the Master Fund to close out and net its total exposure to a specified counterparty in the events of default or early termination with respect to any and all the transactions governed under a single agreement with the counterparty.

The following tables summarize the Master Fund’s netting arrangements:

			Net Amount of
	Gross Amounts	Offset in the	Assets (Liabilities)
	of Recognized	Statement of	in the Statement of
Description	Assets (Liabilities)	Financial Condition	Financial Condition

Futures	$(7,026,141)	$5,776,731	$(1,249,410)
Total	$(7,026,141)	$5,776,731	$(1,249,410)

			Net Amount
	Net amount in	Cash Collateral	which is not offset
	the Statement of	Received by	in the Statement of
	Financial Condition	Counterparty	Financial Condition

Counterparty A	$(1,249,410)	$3,039,420	$1,790,010
Total	$(1,249,410)	$3,039,420	$1,790,010

Galaxy Plus Fund – Emil van Essen STP Master Fund (516) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 6.	Related Parties

Gemini Hedge Fund Services, LLC an affiliate of the Sponsor, provides administration services for the Master Fund.

Note 7.	Financial Highlights

Financial highlights of the Master Fund for the period April 15, 2016 (commencement of operations) through December 31, 2016 are presented in the table below. The information has been derived from information presented in the financial statements.

Total Return (A)	21.48%

Ratio to average member’s equity (B):
Net investment income (C)	—%
Total expenses	—%

(A)	Total return is based on the change in average member’s equity during the period of a theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment loss ratios are computed based upon weighted-average member’s equity as a whole for the period ended December 31, 2016.

(C)	The net investment loss ratio excludes net realized and unrealized gains (losses) on investments.

Financial highlights are calculated for each member class taken as a whole. An individual member’s return and ratios may vary based on the timing of capital transactions. The total return and the net investment loss would have been lower and total expense ratios would have been higher if the management and incentive fees, as well as sponsor fees, had been charged to the Master Fund. The ratios, excluding nonrecurring expenses, have been annualized. Total return has not been annualized.

Note 8.	Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 24, 2017, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – Emil van Essen STP Master Fund (516) LLC
(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of December 31, 2016 and for the period from April 15, 2016 (commencement of operations) to December 31, 2016, is accurate and complete.

David Young, President
Gemini Alternative Funds, LLC — Sponsor

Galaxy Plus Fund – FORT

Contrarian Master Fund (510)

LLC

(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to

Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2016

Independent Auditor’s Report

Board of Directors

Galaxy Plus Fund LLC

Report on the Financial Statements

We have audited the accompanying financial statements of Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC (the Fund), which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2016, and the related statements of operations, and changes in member’s equity for the year then ended, and the related notes to the financial statements.

Management's Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC as of December 31, 2016, and the results of its operations for the year then ended in accordance with accounting principles generally accepted in the United States of America.

/s/ RSM US LLP

Denver, Colorado

March 24, 2017

Galaxy Plus Fund - FORT Contrarian Master Fund (510) LLC
(A Delaware Limited Liability Company)

Statement of Financial Condition
December 31, 2016
(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$8,363,795
Restricted cash - margin balance	3,263,570
Other assets	9,333

Total assets	$11,636,698

Liability and Member’s Equity

Liabilities
Deficit in in commodity trading accounts at clearing brokers:
Investments in futures contracts at fair value (represents unrealized depreciation on open derivative contracts, net)	$178,326
Redemptions payable	5,456
Total liabilities	183,782

Member’s equity	11,452,916

Total liabilities and member’s equity	$11,636,698

See notes to financial statements.

Galaxy Plus Fund - FORT Contrarian Master Fund (510) LLC
(A Delaware Limited Liability Company)

Condensed Schedule of Investments
December 31, 2016
(Expressed in U.S. Dollars)

	Number of		Percent of
	Contracts/Units	Fair Value	Member’s Equity
Long positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Currency	154	$(149,873)	(1.31)%
Energy	15	3,285	0.03
Index	65	(39,082)	(0.34)
Interest	854	(127,980)	(1.12)
Metals	8	(23,205)	(0.20)
Foreign:
Futures contracts:
Energy	4	6,200	0.05
Index	144	116,019	1.01
Interest	945	133,285	1.17

Total long positions		(81,351)	(0.71)

Short positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Currency	187	(74,333)	(0.65)
Energy	8	(11,885)	(0.10)
Foreign:
Futures contracts:
Energy	1	(380)	(0.01)
Interest	87	(10,377)	(0.09)

Total short positions		(96,975)	(0.85)

Investments in futures contracts, at fair value		$(178,326)	(1.56)%

See notes to financial statements.

Galaxy Plus Fund - FORT Contrarian Master Fund (510) LLC
(A Delaware Limited Liability Company)

Statement of Operations
For the year ended December 31, 2016
(Expressed in U.S. Dollars)

Investment Income:
Interest income	$—

Expenses:
Interest expense	21

Total expenses	21

Net investment loss	(21)

Realized and unrealized loss on investments and foreign currency transactions:
Net realized loss from:
Derivative contracts[1]	(827,897)
Foreign currency transactions	(12,134)
(840,031)

Net increase (decrease) in unrealized depreciation on:
Derivative contracts	(177,990)
Translation of assets and liabilities denominated in foreign currencies	(238)
(178,228)

Net realized and unrealized loss on investments and foreign currency transactions	(1,018,259)

Net decrease in member’s equity resulting from operations	$(1,018,280)

[1]	Includes broker trading commisions

See notes to financial statements.

Galaxy Plus Fund - FORT Contrarian Master Fund (510) LLC
(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity
For the year ended December 31, 2016
(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment loss	$(21)
Net realized gain (loss) from derivative contracts and foreign currency transactions	(840,031)
Net increase (decrease) in unrealized depreciation on derivative contracts and translation of assets and liabilities denominated in foreign currencies	(178,228)

Net decrease in member’s equity resulting from operations	(1,018,280)

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	14,319,802
Payments for redemptions of capital	(4,144,889)

Net increase in member’s equity resulting from capital transactions	10,174,913

Total increase	9,156,633

Member’s equity, beginning of year	2,296,283

Member’s equity, end of year	$11,452,916

See notes to financial statements.

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 1.	Organization and Structure

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC (the “Master Fund”) was formed in Delaware as a limited liability company on June 5, 2015. The Master Fund was created to serve as the trading entity managed by Fort L.P. (the “Trading Advisor”) pursuant to its Global Contrarian (the “Program”). The Program is a systematic, trend-anticipating trading program that seeks to capitalize on medium to long-term trends.

The Master Fund and other separately formed Delaware limited liability companies (“Other Master Funds”), are investment vehicles available under the Galaxy Plus Managed Account Platform (the “Platform”). The Master Fund and the Platform are sponsored by Gemini Alternative Funds, LLC (the “Sponsor” or “GAF”) as a means of making available, to qualified high net-worth individuals and institutional investors (including funds of hedge funds) (“Investors”), a variety of third-part professional managed futures and foreign exchange advisors (“Advisors”). The Trading Advisor is not affiliated with the Sponsor.

GAF was formed in October 2013 and its principal office is located in Chicago, Illinois. GAF is registered with the U.S. Commodity Futures Trading Commission (CFTC) as a commodity pool operator and commodity trading advisor, and is a member of the National Futures Association (NFA).

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or other Master funds. Galaxy Plus Fund – FORT Contrarian Feeder Fund (510) LLC (“LLC510”), a separated series of the Onshore Platform and Galaxy Plus Fund – Fort Contrarian Offshore Feeder Fund (510) Segregated Portfolio (“SPC510”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2016, SPC 510 had not yet commenced operations.

LLC510 and SPC510 are collectively hereafter referred to as the “Feeder Funds”.

Subscriptions and redemptions into the Feeder Funds are the corresponding transactions with the Master Fund and are governed by the Onshore Platform’s and the Offshore Platform’s respective Confidential Offering Memorandums.

The Platform has appointed the Sponsor, under the terms of the Limited Liability Company Agreement (the “LLC Agreement”) as the managing member of the Master Fund. In such capacity, the Sponsor has the authority, to manage, with wide discretionary powers, the business and affairs of the Master Fund including the authority to select the administrator for the Master Fund. The LLC Agreement will continue to remain in force until terminated by either the Sponsor or the Platform upon not less than sixty (60) days’ prior written notice. In certain circumstances (for example, the insolvency of either party or in the event all trading for the Platform by the Advisors are suspended), the LLC Agreement may be immediately terminated by either party.

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

The Master Fund and the Sponsor have entered into a tri-party contract (the “Trading Agreement”) with the Trading Advisor pursuant to which the Master Fund’s trading accounts are managed, subject to rights of termination, by the Trading Advisor in accordance with the Program. The Trading Advisor may alter its Program (including its trading systems and methods and including the addition and/or deletion of any financial interests or contracts traded in the Master Fund’s trading accounts), provided that the Trading Advisor provide prior notice to the Master Fund and the Sponsor of any material change to the Trading Advisor’s Program. From time to time, the Trading Advisor (or its affiliates) may manage additional accounts, and these accounts will increase the level of competition for the same trades desired for the Master Fund, including the priorities of order entry. There is no specific limit as to the number of accounts the Trading Advisors (or their affiliates) may manage. In addition, the positions of all of the accounts owned or controlled by the Trading Advisor (or its affiliates) are aggregated for the purposes of applying speculative position limits. The management, incentive, and sponsor fees are paid directly by the Feeder Funds, and for this reason are not recorded as expenses of the Master Fund.

Note 2.	Summary of Significant Accounting Policies

The following is a summary of significant accounting policies consistently followed in the preparation of the Master Fund’s financial statements.

Principles of accounting: The accompanying financial statements are expressed in United States dollars (USD) and have been prepared in accordance with Generally Accepted Accounting Principles (GAAP), as established by the Financial Accounting Standards Board (FASB), to ensure consistent reporting of financial condition and results of operations. The Master Fund is an investment company and follows the accounting and reporting guidance in FASB Account Standards Codification Topic 946.

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $11,639,859 is held in USD and a payable balance of ($12,494) in foreign currencies as of December 31, 2016, and are recorded in cash and restricted cash – margin balance on the statement of financial condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2016 included restricted cash for margin requirements of $3,263,570. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2016 included amounts due to the broker for unsettled trades of $0.

Offsetting of amounts related to certain contracts: When the requirements are met, the Master Fund offsets certain fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement (See Note 5).

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Valuation and Revenue Recognition: Depending on the Program and Investments traded, The Master Fund follows the following valuation and revenue recognition policies. All investments are recorded at their estimated fair value, as described in Note 3.

Futures and options on futures contracts: The Master Fund may enter into futures and options on futures contracts. Upon entering into a futures contract, The Master Fund agrees to receive or deliver a fixed quantity of an underlying instrument or commodity for an agreed-upon price, while an option contract provides the option purchaser with the right, but not the obligation, to buy or sell a security or financial instrument at a predetermined exercise price during a defined period. Futures and options on futures contracts are recorded on the trade date. The difference between the original contract amount and the fair value of futures contracts purchased or sold is reflected as unrealized appreciation (depreciation) on open contracts. Options on futures contracts are reflected in investments at fair value. The difference between the premiums paid or received on open options on futures contracts and fair value of such options is recorded as unrealized appreciation/(depreciation) on open contracts. The fair value of futures and options on futures contracts is based upon daily exchange settlement prices. The realized gain or loss is determined on the settlement of intraday trades first and then by the FIFO method.

Foreign currency transactions: The Master Fund’s financial statements are denominated in USD. However, foreign currency forward contracts, non-U.S. futures contracts, and non-U.S. options on futures contracts are denominated in currencies other than USD. Assets and liabilities and transactions denominated in currencies other than the USD are translated into USD at the rates in effect either at the close of business on the last business day of the reporting period or on the date of such transactions, respectively. Net realized foreign exchange gains or losses arise from the sales of foreign currencies and currency gains or losses realized between trade and settlement dates. Net unrealized foreign exchange gains and losses arise from changes in the fair value of assets and liabilities resulting from changes in exchange rates.

Trading costs: Trading costs generally consist of brokerage commissions, brokerage fees, clearing fees, exchange and regulatory fees, transaction and NFA fees. Fees vary by type of contract for each purchase and sale or sale and purchase (round turn) of futures, options on futures, and forward contracts. Commissions are paid on each individual purchase and sale transaction. These costs are recognized as expenses for futures and options on futures transactions and are included in net realized gain/loss from derivative contracts on the Statement of Operations.

Interest income/expense: Interest income and expense is recognized on an accrual basis.

Allocation of income and gains and losses: Profits and losses for each monthly accounting period, or shorter period if there are mid-month subscriptions and/or redemptions, are allocated pro-rata to the Feeder Funds based on their respective ownership percentage on the first day of each period throughout the year.

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the years ended December 31, 2015 and 2016, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the period, the Master Fund did not accrue any interest or penalties.

Use of estimates: The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Indemnifications: The Sponsor and its affiliates are indemnified against certain liabilities arising out of the performance of their duties for The Master Fund. In addition, in the normal course of business, the Master Fund enters into contracts with vendors and others that provide for general indemnifications. The Master Fund’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Master Fund. However, the Master Fund expects the risk of loss to be remote.

Statement of cash flows: The Master Fund has elected not to provide a statement of cash flows as permitted by GAAP as all of the following conditions have been met:

●	During the year, substantially all of the Master Fund’s investments were carried at fair value and classified as Level 1 or Level 2 measurements in accordance with FASB ASC 820;

●	The Master Fund had little or no debt during the year;

●	The Master Fund’s financial statements include a statement of changes in member’s equity.

Subscriptions and redemptions: Subscriptions and redemptions can typically be made on a weekly basis as of the first day (Monday) of each week; (or, if such day is not a business day, the first business day thereafter) (each, a Subscription Date or a Redemption Date). The Master Fund may accept subscriptions or redemptions more frequently than the first day of each week, depending upon the size of the requested subscription or redemption amount, with the approval of the Sponsor.

Note 3.	Fair Value Measurements

The Master Fund’s investments are stated at fair value in accordance with FASB ASC 820, Fair Value Measurements and Disclosures (ASC 820). ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active market. Under ASC 820, fair value measurements are disclosed by level within that hierarchy, as follows:

Level 1 — Values for investments classified as Level 1 are based on unadjusted quoted prices for identical investments in an active market. Since valuations are based on quoted prices that are readily accessible at the measurement date, valuation of these investments does not entail a significant degree of judgment.

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Level 2 — Values for investments classified as Level 2 are based on quoted prices for similar investments in an active or non-active markets for which all significant inputs are observable either directly or indirectly. Level 2 inputs may also include discounts related to restrictions on the investments.

Level 3 — Values for investments categorized as Level 3 are based on prices or valuation techniques that require inputs that are both significant to the fair value and unobservable, including valuations by the Sponsor in the absence of readily ascertainable fair values.

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2016. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

Exchange-traded derivative contracts that are actively traded are valued based on daily quoted settlement prices from the respective exchange and are categorized in Level 1 of the fair value hierarchy. Exchange-traded derivative contracts not actively traded and over-the-counter (OTC) derivative contracts can include futures contracts, option on futures contracts, forward contracts and option contracts whose values are based on an underlying such as interest rates, foreign currencies, credit standing of reference entities, equities or commodities. Such derivative contracts are valued using observable market data, including currency spot rates or quoted prices of the related underlying obtained from the applicable exchange or market. OTC derivative contracts are valued using the above described pricing methodology and are categorized as Level 2 within the fair value hierarchy.

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2016.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2016. Presentation is gross – as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative contracts:
Futures contracts:
Currency	$37,882	$37,882	$—	$—
Energy	20,329	20,329	—	—
Index	144,838	144,838	—	—
Interest	266,315	266,315	—	—
Metals	800	800	—	—

Total investment assets at fair value	470,164	470,164	—	—

Liabilities:
Derivative contracts:
Futures contracts:
Currency	(262,088)	(262,088)	—	—
Energy	(23,109)	(23,109)	—	—
Index	(67,901)	(67,901)	—	—
Interest	(271,387)	(271,387)	—	—
Metals	(24,005)	(24,005)	—	—

Total investment liabilities at fair value	(648,490)	(648,490)	—	—

Total net investment at fair value	$(178,326)	$(178,326)	$—	$—

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 4.	Derivative Financial Instruments

Derivative financial instruments speculatively traded by the Master Fund can include U.S. and foreign futures, options on futures contracts, and forward currency contracts (collectively, derivatives) whose values are based upon an underlying asset, indices, or reference rates, and generally represent future commitments to exchange cash flows, or to purchase or sell other financial instruments at specified future dates. A derivative contract may be traded on an exchange or OTC. Exchange-traded derivatives are standardized and include futures and option on futures contracts. OTC derivative contracts are negotiated between contracting parties and include forward currency contracts and certain options. Derivatives are subject to various risks similar to those related to the underlying financial instruments including market and credit risks.

Market risk is the potential for changes in the value of derivatives due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity and security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The market risk of the Master Fund is managed by the underlying Trading Advisors according to each respective Program. The Master Fund is exposed to a market risk equal to the notional contract value of the derivatives contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2016.

Purchase and sale of futures contracts requires margin deposits with the broker. Additional deposits may be necessary for any loss on contract value. The U.S. Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements. In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

The Master Fund has a substantial portion of its assets on deposit with counterparties. In the event of a counterparty’s insolvency, recovery of The Master Fund’s assets on deposit may be limited to account insurance or other protection afforded such deposits.

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures and forward contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments. Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. As of December 31, 2016, the Master Fund had open futures contracts with the following notional values by sector:

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Currency	154	8,936,045	Currency	187	$(18,503,140)
Energy	19	$991,065	Energy	9	(599,766)
Index	209	16,572,988	Interest	87	(14,575,999)
Interest	1,799	389,310,282
Metals	8	518,408

During the year ended December 31, 2016, the Master Fund participated in 18,602 futures contract transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading
Gain (Loss)*

Futures contracts:
Currency	$627,772
Energy	(495,058)
Index	879,821
Interest	(1,926,191)
Metals	(2,660)
Total futures contracts	(916,316)

Trading costs	(89,571)

Total net trading gain (loss)	$(1,005,887)

*	Includes both realized loss of ($827,897) and unrealized loss of ($177,990) and is located in net realized and unrealized gain (loss) on investments and foreign currency transactions on the statement of operations. Amounts exclude foreign currency transactions and translation.

Note 5.	Balance Sheet Offsetting

Master Fund is required to disclose the impact of offsetting assets and liabilities presented in the statement of financial condition to enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities. These recognized assets and liabilities include financial instruments and derivative instruments that are either subject to an enforceable master netting arrangement or similar agreement or meet the following right of set-off criteria: each of the two parties owes the other determinable amounts, the Master Fund has the right to set-off the amounts owed with the amounts owed by the other party, the Master Fund intends to set off, and the Fund’s right of set-off is enforceable at law.

The Master Fund is subject to enforceable master netting agreements with certain counterparties. These agreements govern the terms of certain transactions, and reduce the counterparty risk associated with relevant transactions by specifying offsetting mechanisms and collateral posting arrangements at prearranged exposure levels. Since different types of transactions have different mechanics and are

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

sometimes traded out of different legal entities of a particular counterparty organization, each type of transaction may be covered by a different master netting arrangement, possibly resulting in the need for multiple agreements with a single counterparty. Master netting agreements may not be specific to each different asset type; in such instances, they would allow the Master Fund to close out and net its total exposure to a specified counterparty in the events of default or early termination with respect to any and all the transactions governed under a single agreement with the counterparty.

The following tables summarize the Master Fund’s netting arrangements:

			Net Amount of
	Gross Amounts	Offset in the	Assets (Liabilities)
	of Recognized	Statement of	in the Statement of
Description	Assets (Liabilities)	Financial Condition	Financial Condition

Futures	$(648,490)	$470,164	$(178,326)
Total	$(648,490)	$470,164	$(178,326)

			Net Amount
	Net amount in	Cash Collateral	which is not offset
	the Statement of	Received by	in the Statement of
	Financial Condition	Counterparty	Financial Condition

Counterparty A	$(178,326)	$3,263,570	$3,085,244
Total	$(178,326)	$3,263,570	$3,085,244

Note 6.	Related Parties

Gemini Hedge Fund Services, LLC an affiliate of the Sponsor, provides administration services for the Master Fund.

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 7.	Financial Highlights

Financial highlights of the Master Fund for the year ended December 31, 2016 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	5.30%

Ratio to average member’s equity (B):
Net investment income (C )	(0.00	)%*
Total expenses	0.00	%*

*	Amount represents less thant 0.005%.

(A)	Total return is based on the change in average member’s equity during the period of a theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment loss ratios are computed based upon weighted-average member’s equity as a whole for the period ended December 31, 2016.

(C)	The net investment loss ratio excludes net realized and unrealized gains (losses) on investments.

Financial highlights are calculated for each member class taken as a whole. An individual member’s return and ratios may vary based on the timing of capital transactions. The total return would have been lower, and the net investment loss and total expense ratios would have been higher if the Trading Advisor management and incentive fees, as well as the sponsor fees, had been charged to the Master Fund instead of the Feeder Fund.

Note 8.	Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 24, 2017, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC
(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of, and for the year ended December 31, 2016 is accurate and complete.

David Young, President
Gemini Alternative Funds, LLC — Sponsor

Galaxy Plus Fund – LRR

Master Fund (522) LLC

(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to

Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2016

Independent Auditor’s Report

Board of Directors

Galaxy Plus Fund LLC

Report on the Financial Statements

We have audited the accompanying financial statements of Galaxy Plus Fund – LRR Master Fund (522) LLC (the Fund), which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2016, and the related statements of operations, and changes in member’s equity for the period from April 28, 2016 (commencement of operations) to December 31, 2016, and the related notes to the financial statements.

Management's Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Plus Fund – LRR Master Fund (522) LLC as of December 31, 2016, and the results of its operations for the period from April 28, 2016 (commencement of operations) to December 31, 2016, in accordance with accounting principles generally accepted in the United States of America.

/s/ RSM US LLP

Denver, Colorado

March 24, 2017

Galaxy Plus Fund - LRR Master Fund (522) LLC
(A Delaware Limited Liability Company)

Statement of Financial Condition
December 31, 2016
(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$6,021,563
Restricted cash - margin balance	1,134,600
Investments in futures contracts at fair value (represents unrealized appreciation on open derivative contracts, net)	157,324
Options purchased, at fair value (cost: $287,229)	577,440
Receivable from onshore feeder fund	3,000
Other assets	33,202

Total assets	$7,927,129

Liabilities and member’s equity

Liabilities
Deficit in in commodity trading accounts at clearing brokers:
Options written, at fair value (proceeds: $360,249)	$209,580
Total liabilities	209,580

Member’s equity	7,717,549

Total liabilities and member’s equity	$7,927,129

See notes to financial statements.

Galaxy Plus Fund - LRR Master Fund (522) LLC
(A Delaware Limited Liability Company)

Condensed Schedule of Investments
December 31, 2016
(Expressed in U.S. Dollars)

	Number of		Percent of
	Contracts/Units	Fair Value	Member’s Equity
Long positions:
Derivative contracts:
Domestic (United States):
Options purchased on futures contracts:
Agriculture
Milk (cost: $287,229)[1]	226	$577,440	7.48%
Futures contracts:
Agriculture	281	225,956	2.93
Currency	94	(18,499)	(0.24)
Energy	18	18,203	0.24
Metals	25	(60,620)	(0.79)
Foreign:
Futures contracts:
Metals	22	(117,607)	(1.52)

Total long positions		624,873	8.10

Short positions:
Derivative contracts:
Domestic (United States):
Options written on futures contracts:
Agriculture (proceeds: $360,249)	344	(209,580)	(2.72)
Futures contracts:
Agriculture	42	56,681	0.73
Currency	71	89,474	1.16
Index	11	16,640	0.22
Interest	21	2,813	0.04
Foreign:
Futures contracts:
Interest	38	(55,717)	(0.72)

Total short positions		(99,689)	(1.29)

Investments in future contracts, at fair value		$525,184	6.81%

[1]	Maturities range from March 2017 through December 2017

See notes to financial statements.

Galaxy Plus Fund - LRR Master Fund (522) LLC
(A Delaware Limited Liability Company)

Statement of Operations
For the period from April 28, 2016 (Commencement of Operations) to December 31, 2016
(Expressed in U.S. Dollars)

Net investment income	$—

Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized gain from:
Derivative contracts[1]	72,602
Foreign currency transactions	31,408
104,010

Net increase (decrease) in unrealized appreciation on:
Derivative contracts	598,204
Translation of assets and liabilities denominated in foreign currencies	—
598,204

Net realized and unrealized gain on investments and foreign currency transactions	702,214

Net increase in member’s equity resulting from operations	$702,214

[1]	Includes broker trading commisions

See notes to financial statements.

Galaxy Plus Fund - LRR Master Fund (522) LLC
(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity
For the period from April 28, 2016 (Commencement of Operations) to December 31, 2016
(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment income	$—
Net realized gain (loss) from derivative contracts and foreign currency transactions	104,010
Net increase (decrease) in unrealized appreciation on derivative contracts and translation of assets and liabilities denominated in foreign currencies	598,204

Net increase in member’s equity resulting from operations	702,214

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	7,686,246
In-kind assumed derivative liabilities	(27,740)
Payments for redemptions of capital	(643,171)

Net increase in member’s equity resulting from capital transactions	7,015,335

Total increase	7,717,549

Member’s equity, beginning of period	—

Member’s equity, end of period	$7,717,549

See notes to financial statements.

Galaxy Plus Fund – LRR Master Fund (522) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 1.	Organization and Structure

Galaxy Plus Fund – LRR Master Fund (522) LLC (the “Master Fund”) was formed in Delaware as a limited liability company on January 26, 2016 and commenced operation on April 28, 2016. The Master Fund is a multi-advisor managed futures fund that allocates and reallocates its capital to different trading advisors implementing various trading programs. As of December 31, 2016, these trading advisors were Landmark Trading Company (“Landmark”), Rosetta Capital Management, LLC (“Rosetta”), and Red Oak Commodity Advisors, Inc (“Red Oak”) (collectively, the “Trading Advisors”). Landmark and Red Oak run discretionary programs and Rosetta runs a technical program. Each Trading Advisor runs their Program independently of one another.

The Master Fund and other separately formed Delaware limited liability companies (“Other Master Funds”), are investment vehicles available under the Galaxy Plus Managed Account Platform (the “Platform”). The Master Fund and the Platform are sponsored by Gemini Alternative Funds, LLC (the “Sponsor” or “GAF”) as a means of making available, to qualified high net-worth individuals and institutional investors (including fund of hedge funds) (“Investors”), a variety of third-party professional managed futures and foreign exchange advisors (“Advisors”). The Trading Advisors are not affiliated with the Sponsor.

GAF was formed in October 2013 and its principal office is located in Chicago, Illinois. GAF is registered with the U.S. Commodity Futures Trading Commission (CFTC) as a commodity pool operator and commodity trading advisor, and is a member of the National Futures Association (NFA).

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or other Master Funds. Galaxy Plus Fund – LRR Feeder Fund (522) (“LLC522”), a separated series of the Onshore Platform and Galaxy Plus Fund – LRR Offshore Feeder Fund (522) Segregated Portfolio (“SPC522”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2016, SPC 522 had not yet commenced operations.

LLC522 and SPC522 are collectively hereafter referred to as the “Feeder Funds”.

Subscriptions and redemptions into the Feeder Funds are the corresponding transactions with the Master Fund and are governed by the Onshore Platform’s and the Offshore Platform’s respective Confidential Offering Memorandums.

The Platform has appointed the Sponsor, under the terms of the Limited Liability Company Agreement (the “LLC Agreement”) as the managing member of the Master Fund. In such capacity, the Sponsor has the authority, to manage, with wide discretionary powers, the business and affairs of the Master Fund including the authority to select the administrator for the Master Fund. The LLC Agreement will continue to remain in force until terminated by either the Sponsor or the Platform upon not less than sixty (60) days’ prior written notice. In certain circumstances (for example, the insolvency of either party or in the event all trading for the Platform by the Advisors are suspended), the LLC Agreement may be immediately terminated by either party.

Galaxy Plus Fund – LRR Master Fund (522) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

The Master Fund and the Sponsor have entered into tri-party contracts (the “Trading Agreements”) with the Trading Advisors pursuant to which the Master Fund’s trading accounts are managed, subject to rights of termination, by the Trading Advisors in accordance with the Program. The Trading Advisors may alter their programs (including thier trading systems and methods and including the addition and/or deletion of any financial interests or contracts traded in the Master Fund’s trading accounts), provided that the Trading Advisors provide prior notice to the Master Fund and the Sponsor of any material change to the Trading Advisor’s Program. From time to time, the Trading Advisors (or their affiliates) may manage additional accounts, and these accounts will increase the level of competition for the same trades desired for the Master Fund, including the priorities of order entry. There is no specific limit as to the number of accounts the Trading Advisors (or their affiliates) may manage. In addition, the positions of all of the accounts owned or controlled by the Trading Advisors (or their affiliates) are aggregated for the purposes of applying speculative position limits. The management, incentive, and sponsor fees are paid directly by the Feeder Funds, and for this reason are not recorded as expenses of the Master Fund.

Note 2.	Summary of Significant Accounting Policies

The following is a summary of significant accounting policies consistently followed in the preparation of the Master Fund’s financial statements.

Principles of accounting: The accompanying financial statements are expressed in United States dollars (USD) and have been prepared in accordance with Generally Accepted Accounting Principles (GAAP), as established by the Financial Accounting Standards Board (FASB), to ensure consistent reporting of financial condition and results of operations. The Master Fund is an investment company and follows the accounting and reporting guidance in FASB Account Standards Codification Topic 946.

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund can holds various currencies at the clearing broker, of which $7,156,163 is held in USD and $0 in foreign currencies as of December 31, 2016, and are recorded in cash and restricted cash – margin balance on the statement of financial condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2016 included restricted cash for margin requirements of $1,134,600. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2016 included amounts due to the broker for unsettled trades of $0.

Offsetting of amounts related to certain contracts: When the requirements are met, the Master Fund offsets certain fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement (See Note 5).

Galaxy Plus Fund – LRR Master Fund (522) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Valuation and Revenue Recognition: Depending on the Program and Investments traded, the Master Fund follows the following valuation and revenue recognition policies. All investments are recorded at their estimated fair value, as described in Note 3.

Futures and options on futures contracts: The Master Fund may enter into futures and options on futures contracts. Upon entering into a futures contract, The Master Fund agrees to receive or deliver a fixed quantity of an underlying instrument or commodity for an agreed-upon price, while an option contract provides the option purchaser with the right, but not the obligation, to buy or sell a security or financial instrument at a predetermined exercise price during a defined period. Futures and options on futures contracts are recorded on the trade date. The difference between the original contract amount and the fair value of futures contracts purchased or sold is reflected as unrealized appreciation/(depreciation) on open contracts. Options on futures contracts are reflected in investments at fair value. The difference between the premiums paid or received on open options on futures contracts and fair value of such options is recorded as unrealized appreciation/(depreciation) on open contracts. The fair value of futures and options on futures contracts is based upon daily exchange settlement prices. The realized gain or loss is determined on the settlement of intraday trades first and then by the FIFO method.

Foreign currency transactions: The Master Fund’s financial statements are denominated in USD. However, foreign currency forward contracts, non-U.S. futures contracts, and non-U.S. options on futures contracts are denominated in currencies other than USD. Assets and liabilities and transactions denominated in currencies other than the USD are translated into USD at the rates in effect either at the close of business on the last business day of the reporting period or on the date of such transactions, respectively. Net realized foreign exchange gain or loss arises from the sales of foreign currencies and currency gains or losses realized between trade and settlement dates. Net unrealized foreign exchange gain and loss arises from changes in the fair value of assets and liabilities resulting from changes in exchange rates.

Trading costs: Trading costs generally consist of brokerage commissions, brokerage fees, clearing fees, exchange and regulatory fees, transaction and NFA fees. Fees vary by type of contract for each purchase and sale or sale and purchase (round turn) of futures, options on futures, and forward contracts. Commissions are paid on each individual purchase and sale transaction. These costs are recognized as expenses for futures and options on futures transactions and are included in net realized gain/loss from derivative contracts on the Statement of Operations.

Interest income/expense: Interest income and expense is recognized on an accrual basis.

Allocation of income and gains and losses: Profits and losses for each monthly accounting period, or shorter period if there are mid-month subscriptions and/or redemptions, are allocated pro-rata to the Feeder Funds based on their respective ownership percentage on the first day of each period throughout the year.

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the period ended December 31, 2016, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the period, the Master Fund did not accrue any interest or penalties.

Galaxy Plus Fund – LRR Master Fund (522) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Use of estimates: The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Indemnifications: The Sponsor and its affiliates are indemnified against certain liabilities arising out of the performance of their duties for The Master Fund. In addition, in the normal course of business, the Master Fund enters into contracts with vendors and others that provide for general indemnifications. The Master Fund’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Master Fund. However, the Master Fund expects the risk of loss to be remote.

Statement of cash flows: The Master Fund has elected not to provide a statement of cash flows as permitted by GAAP as all of the following conditions have been met:

●	During the period, substantially all of the Master Fund’s investments were carried at fair value and classified as Level 1 or Level 2 measurements in accordance with FASB ASC 820;

●	The Master Fund had little or no debt during the period;

●	The Master Fund’s financial statements include a statement of changes in member’s equity.

Subscriptions and redemptions: Subscriptions and redemptions can typically be made on a weekly basis as of the first day (Monday) of each week; (or, if such day is not a business day, the first business day thereafter) (each, a Subscription Date or a Redemption Date). The Master Fund may accept subscriptions or redemptions more frequently than the first day of each week, depending upon the size of the requested subscription or redemption amount, with the approval of the Sponsor.

Note 3.	Fair Value Measurements

The Master Fund’s investments are stated at fair value in accordance with FASB ASC 820, Fair Value Measurements and Disclosures (ASC 820). ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active market. Under ASC 820, fair value measurements are disclosed by level within that hierarchy, as follows:

Level 1 — Values for investments classified as Level 1 are based on unadjusted quoted prices for identical investments in an active market. Since valuations are based on quoted prices that are readily accessible at the measurement date, valuation of these investments does not entail a significant degree of judgment.

Level 2 — Values for investments classified as Level 2 are based on quoted prices for similar investments in an active or non-active markets for which all significant inputs are observable either directly or indirectly. Level 2 inputs may also include discounts related to restrictions on the investments.

Level 3 — Values for investments categorized as Level 3 are based on prices or valuation techniques that require inputs that are both significant to the fair value and unobservable, including valuations by the Sponsor in the absence of readily ascertainable fair values.

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These

Galaxy Plus Fund – LRR Master Fund (522) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2016. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

Exchange-traded derivative contracts that are actively traded are valued based on daily quoted settlement prices from the respective exchange and are categorized in Level 1 of the fair value hierarchy. Exchange-traded derivative contracts not actively traded and over-the-counter (OTC) derivative contracts can include futures contracts, option on futures contracts, forward contracts and option contracts whose values are based on an underlying such as interest rates, foreign currencies, credit standing of reference entities, equities or commodities. Such derivative contracts are valued using observable market data, including currency spot rates or quoted prices of the related underlying obtained from the applicable exchange or market. OTC derivative contracts are valued using the above described pricing methodology and are categorized as Level 2 within the fair value hierarchy.

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the period ended December 31, 2016.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – LRR Master Fund (522) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2016. Presentation is gross – as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative contracts:
Options purchased on futures contracts:
Agriculture	$577,440	$577,440	$—	$—
Futures contracts:
Agriculture	344,861	344,861	—	—
Currency	106,710	106,710	—	—
Energy	18,203	18,203	—	—
Index	16,640	16,640	—	—
Interest	10,383	10,383	—	—

Total investment assets at fair value	1,074,237	1,074,237	—	—

Liabilities:
Derivative contracts:
Options written on futures contracts:
Agriculture	(209,580)	(209,580)	—	—
Futures contracts:
Agriculture	(62,224)	(62,224)	—	—
Currency	(35,735)	(35,735)	—	—
Interest	(63,287)	(63,287)	—	—
Metals	(178,227)	(178,227)	—	—

Total investment liabilities at fair value	(549,053)	(549,053)	—	—

Total net investment at fair value	$525,184	$525,184	$—	$—

Galaxy Plus Fund – LRR Master Fund (522) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 4.	Derivative Financial Instruments

Derivative financial instruments speculatively traded by the Master Fund can include U.S. and foreign futures, options on futures contracts, and forward currency contracts (collectively, derivatives) whose values are based upon an underlying asset, indices, or reference rates, and generally represent future commitments to exchange cash flows, or to purchase or sell other financial instruments at specified future dates. A derivative contract may be traded on an exchange or OTC. Exchange-traded derivatives are standardized and include futures and option on futures contracts. OTC derivative contracts are negotiated between contracting parties and include forward currency contracts and certain options. Derivatives are subject to various risks similar to those related to the underlying financial instruments including market and credit risks.

Market risk is the potential for changes in the value of derivatives due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity and security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The market risk of the Master Fund is managed by the underlying Trading Advisors according to each respective Program. The Master Fund is exposed to a market risk equal to the notional contract value of the derivatives contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2016.

Purchase and sale of futures contracts requires margin deposits with the broker. Additional deposits may be necessary for any loss on contract value. The U.S. Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements. In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

The Master Fund has a substantial portion of its assets on deposit with counterparties. In the event of a counterparty’s insolvency, recovery of The Master Fund’s assets on deposit may be limited to account insurance or other protection afforded such deposits.

Galaxy Plus Fund – LRR Master Fund (522) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures and forward contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments. Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. As of December 31, 2016, the Master Fund had open futures contracts with the following notional values by sector:

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Agriculture	281	$9,678,311	Agriculture	42	$(1,091,702)
Currency	94	6,308,096	Currency	71	(8,840,750)
Energy	18	650,880	Index	11	(1,728,705)
Metals	47	3,703,237	Interest	59	(8,841,826)

During the period ended December 31, 2016, the Master Fund participated in 882 futures contract, and 96 options on futures contract transactions.

Transactions in options written during the period ending December 31, 2016, were as follows:

	Number of	Premiums
	Contracts	Received

Options outstanding at April 28, 2016	—	$—
Options written	939	722,649
Options terminated in closing purchase transaction	(421)	(338,210)
Options expired	(174)	(24,190)
Options exercised	—	—
Options outstanding at December 31, 2016	344	$360,249

Galaxy Plus Fund – LRR Master Fund (522) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading
Gain (Loss)*
Options on futures contracts:
Agriculture	$471,295
Total options on futures contracts	471,295

Futures contracts:
Agriculture	(91,333)
Currency	238,953
Energy	(96,311)
Index	(82,943)
Interest	195,280
Metals	73,105
Total futures contracts	236,751

Trading costs	(37,240)

Total net trading gain (loss)	670,806

*	Includes both realized gain of $72,602 and unrealized gain of $598,204 and is located in net realized and unrealized gain (loss) on investments on the statement of operations. Amounts exclude foreign currency transactions and translation.

Galaxy Plus Fund – LRR Master Fund (522) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 5.	Balance Sheet Offsetting

The Master Fund is required to disclose the impact of offsetting assets and liabilities presented in the statement of financial condition to enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities. These recognized assets and liabilities include financial instruments and derivative instruments that are either subject to an enforceable master netting arrangement or similar agreement or meet the following right of set-off criteria: each of the two parties owes the other determinable amounts, the Master Fund has the right to set-off the amounts owed with the amounts owed by the other party, the Master Fund intends to set off, and the Fund’s right of set-off is enforceable at law.

The Master Fund is subject to enforceable master netting agreements with certain counterparties. These agreements govern the terms of certain transactions, and reduce the counterparty risk associated with relevant transactions by specifying offsetting mechanisms and collateral posting arrangements at prearranged exposure levels. Since different types of transactions have different mechanics and are sometimes traded out of different legal entities of a particular counterparty organization, each type of transaction may be covered by a different master netting arrangement, possibly resulting in the need for multiple agreements with a single counterparty. Master netting agreements may not be specific to each different asset type; in such instances, they would allow the Master Fund to close out and net its total exposure to a specified counterparty in the events of default or early termination with respect to any and all the transactions governed under a single agreement with the counterparty.

The following tables summarize the Master Fund’s netting arrangements:

			Net Amount of
	Gross Amounts	Offset in the	Assets (Liabilities)
	of Recognized	Statement of	in the Statement of
Description	Assets (Liabilities)	Financial Condition	Financial Condition

Futures	$496,797	$(339,473)	$157,324
Options purchased on futures contracts	577,440	—	577,440
Options written on futures contracts	(209,580)	—	(209,580)
Total	$864,657	$(339,473)	$525,184

			Net Amount
	Net amount in	Cash Collateral	which is not offset
	the Statement of	Received by	in the Statement of
	Financial Condition	Counterparty	Financial Condition

Counterparty A	$525,184	$1,134,600	$1,659,784
Total	$525,184	$1,134,600	$1,659,784

Galaxy Plus Fund – LRR Master Fund (522) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 6.	Related Parties

Gemini Hedge Fund Services, LLC an affiliate of the Sponsor, provides administration services for the Master Fund.

Note 7.	Subscription in kind

The Master Fund commenced operations on April 28, 2016. The first subscription into the Master Fund was made by LLC522 and was done, in part, via an assumption of liabilities on that date. The Master Fund assumed $27,740 in fair value of options written from LLC522.

Note 8.	Financial Highlights

Financial highlights of the Master Fund for the period April 28, 2016 (commencement of operations) through December 31, 2016 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	10.59%

Ratio to average member’s equity (B):
Net investment income (C)	—%
Total expenses	—%

(A)	Total return is based on the change in average member’s equity during the period of a theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment loss ratios are computed based upon weighted-average member’s equity as a whole for the period ended December 31, 2016.

(C)	The net investment loss ratio excludes net realized and unrealized gains (losses) on investments.

Financial highlights are calculated for each member class taken as a whole. An individual member’s return and ratios may vary based on the timing of capital transactions. The total return would have been lower, and the net investment income and total expense ratios would have been higher if the management and incentive fees, as well as sponsor fees, had been charged to the Master Fund. The ratios, excluding nonrecurring expenses, have been annualized. Total return has not been annualized.

Note 9.	Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 24, 2017, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – LRR Master Fund (522) LLC
(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of December 31, 2016 and for the period from April 28, 2016 (commencement of operations) to December 31, 2016, is accurate and complete.

David Young, President
Gemini Alternative Funds, LLC — Sponsor

Galaxy Plus Fund – QIM

Master Fund (526) LLC

(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to

Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2016

Independent Auditor’s Report

Board of Directors

Galaxy Plus Fund LLC

Report on the Financial Statements

We have audited the accompanying financial statements of Galaxy Plus Fund – QIM Master Fund (526) LLC (the Fund), which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2016, and the related statements of operations, and changes in member’s equity for the period from June 22, 2016 (commencement of operations) to December 31, 2016, and the related notes to the financial statements.

Management's Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Plus Fund – QIM Master Fund (526) LLC as of December 31, 2016, and the results of its operations for the period from June 22, 2016 (commencement of operations) to December 31, 2016, in accordance with accounting principles generally accepted in the United States of America.

/s/ RSM US LLP

Denver, Colorado

March 24, 2017

Galaxy Plus Fund - QIM Master Fund (526) LLC
(A Delaware Limited Liability Company)

Statement of Financial Condition
December 31, 2016
(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$6,500,666
Restricted cash - margin balance	14,705,935
Investments in futures contracts at fair value (represents unrealized appreciation on open derivative contracts, net)	331,143
Other assets	12,026

Total assets	$21,549,770

Liabilities and Member’s Equity

Liabilities
Due to feeder	$93,147
Total liabilities	93,147

Member’s equity	21,456,623

Total liabilities and member’s equity	$21,549,770

See notes to financial statements.

Galaxy Plus Fund - QIM Master Fund (526) LLC
(A Delaware Limited Liability Company)

Condensed Schedule of Investments
December 31, 2016
(Expressed in U.S. Dollars)

	Number of		Percent of
	Contracts/Units	Fair Value	Member’s Equity
Long positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Energy	69	$75,753	0.35%
Index	471	(225,052)	(1.05)
Metals	56	(3,328)	(0.02)
Foreign:
Futures contracts:
Energy	38	50,860	0.24
Index	728	169,354	0.79
Interest	507	540,355	2.52

Total long positions		607,942	2.83

Short positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Currency	77	(49,524)	(0.23)
Index	6	5,720	0.03
Interest	260	(86,257)	(0.40)
Foreign:
Futures contracts:
Index	13	(33,580)	(0.16)
Interest	119	(113,158)	(0.53)

Total short positions		(276,799)	(1.29)

Investments in futures contracts, at fair value		$331,143	1.54%

See notes to financial statements.

Galaxy Plus Fund - QIM Master Fund (526) LLC
(A Delaware Limited Liability Company)

Statement of Operations
For the period from June 22, 2016 (Commencement of Operations) to December 31, 2016
(Expressed in U.S. Dollars)

Expenses:
Interest expense	$6,967

Total expenses	6,967

Net investment loss	(6,967)

Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized gain from:
Derivative contracts[1]	5,988,931
Foreign currency transactions	15,085
6,004,016

Net increase (decrease) in unrealized appreciation on:
Derivative contracts	331,143
Translation of assets and liabilities denominated in foreign currencies	(5,359)
325,784

Net realized and unrealized gain on investments and foreign currency transactions	6,329,800

Net increase in member’s equity resulting from operations	$6,322,833

[1]	Includes broker trading commisions

See notes to financial statements.

Galaxy Plus Fund - QIM Master Fund (526) LLC
(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity
For the period from June 22, 2016 (Commencement of Operations) to December 31, 2016
(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment loss	$(6,967)
Net realized gain (loss) from derivative contracts and foreign currency transactions	6,004,016
Net increase (decrease) in unrealized appreciation on derivative contracts and translation of assets and liabilities denominated in foreign currencies	325,784

Net increase in member’s equity resulting from operations	6,322,833

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	18,192,995
Payments for redemptions of capital	(3,059,205)

Net increase in member’s equity resulting from capital transactions	15,133,790

Total increase	21,456,623

Member’s equity, beginning of period	—

Member’s equity, end of period	$21,456,623

See notes to financial statements.

Galaxy Plus Fund – QIM Master Fund (526) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 1.	Organization and Structure

Galaxy Plus Fund – QIM Master Fund (526) LLC (the “Master Fund”) was formed in Delaware as a limited liability company on April 19, 2016 and commenced operation on June 22, 2016. The Master Fund was created to serve as the trading entity managed by Quantitative Investment Management, L.L.C. (the “Trading Advisor”) pursuant to its Global Program (the “Program”). The Program is a short to medium-term trading strategy designed to capitalize on market inefficiencies across a wide array of futures markets.

The Master Fund and other separately formed Delaware limited liability companies (“Other Master Funds”), are investment vehicles available under the Galaxy Plus Managed Account Platform (the “Platform”). The Master Fund and the Platform are sponsored by Gemini Alternative Funds, LLC (the “Sponsor” or “GAF”) as a means of making available, to qualified high net-worth individuals and institutional investors (including fund of hedge funds) (“Investors”), a variety of third-party professional managed futures and foreign exchange advisors (“Advisors”). The Trading Advisor is not affiliated with the Sponsor.

GAF was formed in October 2013 and its principal office is located in Chicago, Illinois. GAF is registered with the U.S. Commodity Futures Trading Commission (CFTC) as a commodity pool operator and commodity trading advisor, and is a member of the National Futures Association (NFA).

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or other Master Funds. Galaxy Plus Fund – QIM Feeder Fund (526) (“LLC526”), a separated series of the Onshore Platform and Galaxy Plus Fund – QIM Offshore Feeder Fund (526) Segregated Portfolio (“SPC526”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2016, SPC 526 had not yet commenced operations.

LLC526 and SPC526 are collectively hereafter referred to as the “Feeder Funds”.

Subscriptions and redemptions into the Feeder Funds are the corresponding transactions with the Master Fund and are governed by the Onshore Platform’s and the Offshore Platform’s respective Confidential Offering Memorandums.

The Platform has appointed the Sponsor, under the terms of the Limited Liability Company Agreement (the “LLC Agreement”) as the managing member of the Master Fund. In such capacity, the Sponsor has the authority, to manage, with wide discretionary powers, the business and affairs of the Master Fund including the authority to select the administrator for the Master Fund. The LLC Agreement will continue to remain in force until terminated by either the Sponsor or the Platform upon not less than sixty (60) days’ prior written notice. In certain circumstances (for example, the insolvency of either party or in the event all trading for the Platform by the Advisors are suspended), the LLC Agreement may be immediately terminated by either party.

Galaxy Plus Fund – QIM Master Fund (526) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

The Master Fund and the Sponsor have entered into a tri-party contract (the “Trading Agreement”) with the Trading Advisor pursuant to which the Master Fund’s trading accounts are managed, subject to rights of termination, by the Trading Advisor in accordance with the Program. The Trading Advisor may alter its Program (including its trading systems and methods and including the addition and/or deletion of any financial interests or contracts traded in the Master Fund’s trading accounts), provided that the Trading Advisor provide prior notice to the Master Fund and the Sponsor of any material change to the Trading Advisor’s Program. From time to time, the Trading Advisor (or its affiliates) may manage additional accounts, and these accounts will increase the level of competition for the same trades desired for the Master Fund, including the priorities of order entry. There is no specific limit as to the number of accounts the Trading Advisors (or their affiliates) may manage. In addition, the positions of all of the accounts owned or controlled by the Trading Advisor (or its affiliates) are aggregated for the purposes of applying speculative position limits. The management, incentive, and sponsor fees are paid directly by the Feeder Funds, and for this reason are not recorded as expenses of the Master Fund.

Note 2.	Summary of Significant Accounting Policies

The following is a summary of significant accounting policies consistently followed in the preparation of the Master Fund’s financial statements.

Principles of accounting: The accompanying financial statements are expressed in United States dollars (USD) and have been prepared in accordance with Generally Accepted Accounting Principles (GAAP), as established by the Financial Accounting Standards Board (FASB), to ensure consistent reporting of financial condition and results of operations. The Master Fund is an investment company and follows the accounting and reporting guidance in FASB Account Standards Codification Topic 946.

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $19,572,265 is held in USD and $1,634,336 in foreign currencies as of December 31, 2016, and are recorded in cash and restricted cash – margin balance on the statement of financial condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2016 included restricted cash for margin requirements of $14,705,935. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2016 included amounts due to the broker for unsettled trades of $0.

Offsetting of amounts related to certain contracts: When the requirements are met, the Master Fund offsets certain fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement (See Note 5).

Galaxy Plus Fund – QIM Master Fund (526) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Valuation and Revenue Recognition: Depending on the Program and Investments traded, The Master Fund follows the following valuation and revenue recognition policies. All investments are recorded at their estimated fair value, as described in Note 3.

Futures and options on futures contracts: The Master Fund may enter into futures and options on futures contracts. Upon entering into a futures contract, The Master Fund agrees to receive or deliver a fixed quantity of an underlying instrument or commodity for an agreed-upon price, while an option contract provides the option purchaser with the right, but not the obligation, to buy or sell a security or financial instrument at a predetermined exercise price during a defined period. Futures and options on futures contracts are recorded on the trade date. The difference between the original contract amount and the fair value of futures contracts purchased or sold is reflected as unrealized appreciation/(depreciation) on open contracts. Options on futures contracts are reflected in investments at fair value. The difference between the premiums paid or received on open options on futures contracts and fair value of such options is recorded as unrealized appreciation/(depreciation) on open contracts. The fair value of futures and options on futures contracts is based upon daily exchange settlement prices. The realized gain or loss is determined on the settlement of intraday trades first and then by the FIFO method.

Foreign currency transactions: The Master Fund’s financial statements are denominated in USD. However, foreign currency forward contracts, non-U.S. futures contracts, and non-U.S. options on futures contracts are denominated in currencies other than USD. Assets and liabilities and transactions denominated in currencies other than the USD are translated into USD at the rates in effect either at the close of business on the last business day of the reporting period or on the date of such transactions, respectively. Net realized foreign exchange gain or loss arises from the sales of foreign currencies and currency gains or losses realized between trade and settlement dates. Net unrealized foreign exchange gain and loss arises from changes in the fair value of assets and liabilities resulting from changes in exchange rates.

Trading costs: Trading costs generally consist of brokerage commissions, brokerage fees, clearing fees, exchange and regulatory fees, transaction and NFA fees. Fees vary by type of contract for each purchase and sale or sale and purchase (round turn) of futures, options on futures, and forward contracts. Commissions are paid on each individual purchase and sale transaction. These costs are recognized as expenses for futures and options on futures transactions and are included in net realized gain/loss from derivative contracts on the Statement of Operations.

Interest income/expense: Interest income and expense is recognized on an accrual basis.

Allocation of income and gains and losses: Profits and losses for each monthly accounting period, or shorter period if there are mid-month subscriptions and/or redemptions, are allocated pro-rata to the Feeder Funds based on their respective ownership percentage on the first day of each period throughout the year.

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the period ended December 31, 2016, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the period, the Master Fund did not accrue any interest or penalties.

Galaxy Plus Fund – QIM Master Fund (526) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Use of estimates: The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Indemnifications: The Sponsor and its affiliates are indemnified against certain liabilities arising out of the performance of their duties for The Master Fund. In addition, in the normal course of business, the Master Fund enters into contracts with vendors and others that provide for general indemnifications. The Master Fund’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Master Fund. However, the Master Fund expects the risk of loss to be remote.

Statement of cash flows: The Master Fund has elected not to provide a statement of cash flows as permitted by GAAP as all of the following conditions have been met:

●	During the period, substantially all of the Master Fund’s investments were carried at fair value and classified as Level 1 or Level 2 measurements in accordance with FASB ASC 820;

●	The Master Fund had little or no debt during the period;

●	The Master Fund’s financial statements include a statement of changes in member’s equity.

Subscriptions and redemptions: Subscriptions and redemptions can typically be made on a weekly basis as of the first day (Monday) of each week; (or, if such day is not a business day, the first business day thereafter) (each, a Subscription Date or a Redemption Date). The Master Fund may accept subscriptions or redemptions more frequently than the first day of each week, depending upon the size of the requested subscription or redemption amount, with the approval of the Sponsor.

Note 3.	Fair Value Measurements

The Master Fund’s investments are stated at fair value in accordance with FASB ASC 820, Fair Value Measurements and Disclosures (ASC 820). ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active market. Under ASC 820, fair value measurements are disclosed by level within that hierarchy, as follows:

Level 1 — Values for investments classified as Level 1 are based on unadjusted quoted prices for identical investments in an active market. Since valuations are based on quoted prices that are readily accessible at the measurement date, valuation of these investments does not entail a significant degree of judgment.

Level 2 — Values for investments classified as Level 2 are based on quoted prices for similar investments in an active or non-active markets for which all significant inputs are observable either directly or indirectly. Level 2 inputs may also include discounts related to restrictions on the investments.

Level 3 — Values for investments categorized as Level 3 are based on prices or valuation techniques that require inputs that are both significant to the fair value and unobservable, including valuations by the Sponsor in the absence of readily ascertainable fair values.

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value

Galaxy Plus Fund – QIM Master Fund (526) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2016. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

Exchange-traded derivative contracts that are actively traded are valued based on daily quoted settlement prices from the respective exchange and are categorized in Level 1 of the fair value hierarchy. Exchange-traded derivative contracts not actively traded and over-the-counter (OTC) derivative contracts can include futures contracts, option on futures contracts, forward contracts and option contracts whose values are based on an underlying such as interest rates, foreign currencies, credit standing of reference entities, equities or commodities. Such derivative contracts are valued using observable market data, including currency spot rates or quoted prices of the related underlying obtained from the applicable exchange or market. OTC derivative contracts are valued using the above described pricing methodology and are categorized as Level 2 within the fair value hierarchy.

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the period ended December 31, 2016.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – QIM Master Fund (526) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2016. Presentation is gross – as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative contracts:
Futures contracts:
Currency	$6,194	$6,194	$—	$—
Energy	127,499	127,499	—	—
Index	186,983	186,983	—	—
Interest	563,253	563,253	—	—
Metals	33,875	33,875	—	—

Total investment assets at fair value	917,804	917,804	—	—

Liabilities:
Derivative contracts:
Futures contracts:
Currency	(55,718)	(55,718)	—	—
Energy	(886)	(886)	—	—
Index	(270,541)	(270,541)	—	—
Interest	(222,313)	(222,313)	—	—
Metals	(37,203)	(37,203)	—	—

Total investment liabilities at fair value	(586,661)	(586,661)	—	—

Total net investment at fair value	$331,143	$331,143	$—	$—

Galaxy Plus Fund – QIM Master Fund (526) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 4.	Derivative Financial Instruments

Derivative financial instruments speculatively traded by the Master Fund can include U.S. and foreign futures, options on futures contracts, and forward currency contracts (collectively, derivatives) whose values are based upon an underlying asset, indices, or reference rates, and generally represent future commitments to exchange cash flows, or to purchase or sell other financial instruments at specified future dates. A derivative contract may be traded on an exchange or OTC. Exchange-traded derivatives are standardized and include futures and option on futures contracts. OTC derivative contracts are negotiated between contracting parties and include forward currency contracts and certain options. Derivatives are subject to various risks similar to those related to the underlying financial instruments including market and credit risks.

Market risk is the potential for changes in the value of derivatives due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity and security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The market risk of the Master Fund is managed by the underlying Trading Advisors according to each respective Program. The Master Fund is exposed to a market risk equal to the notional contract value of the derivatives contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2016.

Purchase and sale of futures contracts requires margin deposits with the broker. Additional deposits may be necessary for any loss on contract value. The U.S. Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements. In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

The Master Fund has a substantial portion of its assets on deposit with counterparties. In the event of a counterparty’s insolvency, recovery of The Master Fund’s assets on deposit may be limited to account insurance or other protection afforded such deposits.

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures and forward contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments. Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. As of December 31, 2016, the Master Fund had open futures contracts with the following notional values by sector:

Galaxy Plus Fund – QIM Master Fund (526) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Energy	107	$5,750,480	Currency	77	$(9,585,868)
Index	1,199	83,220,998	Index	19	(2,248,308)
Interest	507	89,166,742	Interest	379	(51,788,857)
Metals	56	4,835,880

During the period ended December 31, 2016, the Master Fund participated in 15,996 futures contract transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading
Gain (Loss)*
Futures contracts:
Currency	$(72,964)
Energy	(599,938)
Index	6,853,123
Interest	286,872
Metals	(56,901)
Total futures contracts	6,410,192

Trading costs	(90,118)

Total net trading gain (loss)	6,320,074

*	Includes both realized gain of $5,988,931 and unrealized gain of $331,143 and is located in net realized and unrealized gain (loss) on investments on the statement of operations. Amounts exclude foreign currency transactions and translation.

Galaxy Plus Fund – QIM Master Fund (526) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 5.	Balance Sheet Offsetting

The Master Fund is required to disclose the impact of offsetting assets and liabilities presented in the statement of financial condition to enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities. These recognized assets and liabilities include financial instruments and derivative instruments that are either subject to an enforceable master netting arrangement or similar agreement or meet the following right of set-off criteria: each of the two parties owes the other determinable amounts, the Master Fund has the right to set-off the amounts owed with the amounts owed by the other party, the Master Fund intends to set off, and the Fund’s right of set-off is enforceable at law.

The Master Fund is subject to enforceable master netting agreements with certain counterparties. These agreements govern the terms of certain transactions, and reduce the counterparty risk associated with relevant transactions by specifying offsetting mechanisms and collateral posting arrangements at prearranged exposure levels. Since different types of transactions have different mechanics and are sometimes traded out of different legal entities of a particular counterparty organization, each type of transaction may be covered by a different master netting arrangement, possibly resulting in the need for multiple agreements with a single counterparty. Master netting agreements may not be specific to each different asset type; in such instances, they would allow the Master Fund to close out and net its total exposure to a specified counterparty in the events of default or early termination with respect to any and all the transactions governed under a single agreement with the counterparty.

The following tables summarize the Master Fund’s netting arrangements:

			Net Amount of
	Gross Amounts	Offset in the	Assets (Liabilities)
	of Recognized	Statement of	in the Statement of
Description	Assets (Liabilities)	Financial Condition	Financial Condition

Futures	$(586,661)	$917,804	$331,143
Total	$(586,661)	$917,804	$331,143

			Net Amount
	Net amount in	Cash Collateral	which is not offset
	the Statement of	Received by	in the Statement of
	Financial Condition	Counterparty	Financial Condition

Counterparty A	$331,143	$14,705,935	$15,037,078
Total	$331,143	$14,705,935	$15,037,078

Galaxy Plus Fund – QIM Master Fund (526) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 6.	Related Parties

Gemini Hedge Fund Services, LLC an affiliate of the Sponsor, provides administration services for the Master Fund.

Note 7.	Financial Highlights

Financial highlights of the Master Fund for the period June 22, 2016 (commencement of operations) through December 31, 2016 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	35.88%

Ratio to average member’s equity (B):
Net investment loss(C)	(0.07)%
Total expenses	0.07%

(A)	Total return is based on the change in average member’s equity during the period of a theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment loss ratios are computed based upon weighted-average member’s equity as a whole for the period ended December 31, 2016.

(C)	The net investment loss ratio excludes net realized and unrealized gains (losses) on investments.

Financial highlights are calculated for each member class taken as a whole. An individual member’s return and ratios may vary based on the timing of capital transactions. The total return would have been lower, and the net investment loss and total expense ratios would have been higher if the management and incentive fees, as well as sponsor fee, had been charged to the Master Fund. The ratios, excluding nonrecurring expenses, have been annualized. Total return has not been annualized.

Note 8.	Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 24, 2017, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – QIM Master Fund (526) LLC
(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of December 31, 2016 for the period from June 22, 2016 (commencement of operations) to December 31, 2016, is accurate and complete.

David Young, President
Gemini Alternative Funds, LLC — Sponsor

Galaxy Plus Fund –
Quantmetrics
Master Fund (527) LLC
(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to
Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report
December 31, 2016

Independent Auditor’s Report

Board of Directors

Galaxy Plus Fund LLC

Report on the Financial Statements

We have audited the accompanying financial statements of Galaxy Plus Fund – Quantmetrics Master Fund (527) LLC (the Fund), which comprise the statement of financial condition as of December 31, 2016, and the related statements of operations, and changes in member’s equity for the period from June 13, 2016 (commencement of operations) to December 31, 2016, and the related notes to the financial statements.

Management's Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Plus Fund – Quantmetrics Master Fund (527) LLC as of December 31, 2016, and the results of its operations for the period from June 13, 2016 (commencement of operations) to December 31, 2016, in accordance with accounting principles generally accepted in the United States of America.

/s/ RSM US LLP

Denver, Colorado

March 24, 2017

Galaxy Plus Fund - Quantmetrics Master Fund (527) LLC
(A Delaware Limited Liability Company)

Statement of Financial Condition
December 31, 2016
(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$19,152,703
Restricted cash - margin balance	97,035
Receivable from onshore feeder fund	1,000
Other assets	10,720

Total assets	$19,261,458

Liabilities and Member’s Equity

Total Liabilities	$—

Member’s equity	19,261,458

Total liabilities and member’s equity	$19,261,458

See notes to financial statements.

Galaxy Plus Fund - Quantmetrics Master Fund (527) LLC
(A Delaware Limited Liability Company)

Statement of Operations
For the period from June 13, 2016 (Commencement of Operations) to December 31, 2016
(Expressed in U.S. Dollars)

Investment Income:
Interest income	$—

Expenses:
Interest expense	2,843

Total expenses	2,843

Net investment loss	(2,843)

Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized loss from:
Derivative contracts [1]	(260,477)
Foreign currency transactions	(32,767)
(293,244)

Net increase (decrease) in unrealized depreciation on:
Translation of assets and liabilities denominated in foreign currencies	822
822

Net realized and unrealized loss on investments and foreign currency transactions	(292,422)

Net decrease in member’s equity resulting from operations	$(295,265)

[1]	Includes broker trading commissions

See notes to financial statements.

Galaxy Plus Fund - Quantmetrics Master Fund (527) LLC
(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity
For the period from June 13, 2016 (Commencement of Operations) to December 31, 2016
(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment loss	$(2,843)
Net realized gain (loss) from derivative contracts and foreign currency transactions	(293,244)
Net increase (decrease) in unrealized appreciation on derivative contracts and translation of assets and liabilities denominated in foreign currencies	822

Net decrease in member’s equity resulting from operations	(295,265)

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	19,729,843
Payments for redemptions of capital	(173,120)

Net increase in member’s equity resulting from capital transactions	19,556,723

Total increase	19,261,458

Member’s equity, beginning of period	—

Member’s equity, end of period	$19,261,458

See notes to financial statements.

Galaxy Plus Fund – Quantmetrics Master Fund (527) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 1.	Organization and Structure

Galaxy Plus Fund – Quantmetrics Master Fund (527) LLC (the “Master Fund”) was formed in Delaware as a limited liability company on April 20, 2016 and commenced operations on June 13, 2016. The Master Fund was created to serve as the trading entity managed by QuantMetrics Capital Management, L.L.C. (the “Trading Advisor”) pursuant to its QM Multi Strategy Program (the “Program”). The Program is a systematic trading strategy with a focus on short term imbalances in the futures markets.

The Master Fund and other separately formed Delaware limited liability companies (“Other Master Funds”), are investment vehicles available under the Galaxy Plus Managed Account Platform (the “Platform”). The Master Fund and the Platform are sponsored by Gemini Alternative Funds, LLC (the “Sponsor” or “GAF”) as a means of making available, to qualified high net-worth individuals and institutional investors (including fund of hedge funds) (“Investors”), a variety of third-party professional managed futures and foreign exchange advisors (“Advisors”). The Trading Advisor is not affiliated with the Sponsor.

GAF was formed in October 2013 and its principal office is located in Chicago, Illinois. GAF is registered with the U.S. Commodity Futures Trading Commission (CFTC) as a commodity pool operator and commodity trading advisor, and is a member of the National Futures Association (NFA).

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or other Master Funds. Galaxy Plus Fund – Quantmetrics Feeder Fund (527) (“LLC527”), a separated series of the Onshore Platform and Galaxy Plus Fund – Quantmetrics Offshore Feeder Fund (527) Segregated Portfolio (“SPC527”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2016, SPC 527 had not yet commenced operations.

LLC527 and SPC527 are collectively hereafter referred to as the “Feeder Funds”.

Subscriptions and redemptions into the Feeder Funds are the corresponding transactions with the Master Fund and are governed by the Onshore Platform’s and the Offshore Platform’s respective Confidential Offering Memorandums.

The Platform has appointed the Sponsor, under the terms of the Limited Liability Company Agreement (the “LLC Agreement”) as the managing member of the Master Fund. In such capacity, the Sponsor has the authority, to manage, with wide discretionary powers, the business and affairs of the Master Fund including the authority to select the administrator for the Master Fund. The LLC Agreement will continue to remain in force until terminated by either the Sponsor or the Platform upon not less than sixty (60) days’ prior written notice. In certain circumstances (for example, the insolvency of either party or in the event all trading for the Platform by the Advisors are suspended), the LLC Agreement may be immediately terminated by either party.

Galaxy Plus Fund – Quantmetrics Master Fund (527) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

The Master Fund and the Sponsor have entered into a tri-party contract (the “Trading Agreement”) with the Trading Advisor pursuant to which the Master Fund’s trading accounts are managed, subject to rights of termination, by the Trading Advisor in accordance with the Program. The Trading Advisor may alter its Program (including its trading systems and methods and including the addition and/or deletion of any financial interests or contracts traded in the Master Fund’s trading accounts), provided that the Trading Advisor provide prior notice to the Master Fund and the Sponsor of any material change to the Trading Advisor’s Program. From time to time, the Trading Advisor (or its affiliates) may manage additional accounts, and these accounts will increase the level of competition for the same trades desired for the Master Fund, including the priorities of order entry. There is no specific limit as to the number of accounts the Trading Advisors (or their affiliates) may manage. In addition, the positions of all of the accounts owned or controlled by the Trading Advisor (or its affiliates) are aggregated for the purposes of applying speculative position limits. The management and incentive fees due to the Trading Advisor, in accordance with the Trading Agreement, are paid directly by the Feeder Funds, and for this reason are not recorded as expenses of the Master Fund.

Note 2.	Summary of Significant Accounting Policies

The following is a summary of significant accounting policies consistently followed in the preparation of the Master Fund’s financial statements.

Principles of accounting: The accompanying financial statements are expressed in United States dollars (USD) and have been prepared in accordance with Generally Accepted Accounting Principles (GAAP), as established by the Financial Accounting Standards Board (FASB), to ensure consistent reporting of financial condition and results of operations. The Master Fund is an investment company and follows the accounting and reporting guidance in FASB Account Standards Codification Topic 946.

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $19,022,620 is held in USD and $227,118 in foreign currencies as of December 31, 2016, and are recorded in cash and restricted cash – margin balance on the statement of financial condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2016 included restricted cash for margin requirements of $97,035. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2016 included amounts due to the broker for unsettled trades of $0.

Offsetting of amounts related to certain contracts: When the requirements are met, the Master Fund offsets certain fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement (See Note 5).

Galaxy Plus Fund – Quantmetrics Master Fund (527) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Valuation and Revenue Recognition: Depending on the Program and Investments traded, The Master Fund follows the following valuation and revenue recognition policies. All investments are recorded at their estimated fair value, as described in Note 3.

Futures and options on futures contracts: The Master Fund may enter into futures and options on futures contracts. Upon entering into a futures contract, The Master Fund agrees to receive or deliver a fixed quantity of an underlying instrument or commodity for an agreed-upon price, while an option contract provides the option purchaser with the right, but not the obligation, to buy or sell a security or financial instrument at a predetermined exercise price during a defined period. Futures and options on futures contracts are recorded on the trade date. The difference between the original contract amount and the fair value of futures contracts purchased or sold is reflected as unrealized appreciation/(depreciation) on open contracts. Options on futures contracts are reflected in investments at fair value. The difference between the premiums paid or received on open options on futures contracts and fair value of such options is recorded as unrealized appreciation/(depreciation) on open contracts. The fair value of futures and options on futures contracts is based upon daily exchange settlement prices. The realized gain or loss is determined on the settlement of intraday trades first and then by the FIFO method.

Foreign currency transactions: The Master Fund’s financial statements are denominated in USD. However, foreign currency forward contracts, non-U.S. futures contracts, and non-U.S. options on futures contracts are denominated in currencies other than USD. Assets and liabilities and transactions denominated in currencies other than the USD are translated into USD at the rates in effect either at the close of business on the last business day of the reporting period or on the date of such transactions, respectively. Net realized foreign exchange gain or loss arises from the sales of foreign currencies and currency gains or losses realized between trade and settlement dates. Net unrealized foreign exchange gain and loss arises from changes in the fair value of assets and liabilities resulting from changes in exchange rates.

Trading costs: Trading costs generally consist of brokerage commissions, brokerage fees, clearing fees, exchange and regulatory fees, transaction and NFA fees. Fees vary by type of contract for each purchase and sale or sale and purchase (round turn) of futures, options on futures, and forward contracts. Commissions are paid on each individual purchase and sale transaction. These costs are recognized as expenses for futures and options on futures transactions and are included in net realized gain/loss from derivative contracts on the Statement of Operations.

Interest income/expense: Interest income and expense is recognized on an accrual basis.

Allocation of income and gains and losses: Profits and losses for each monthly accounting period, or shorter period if there are mid-month subscriptions and/or redemptions, are allocated pro-rata to the Feeder Funds based on their respective ownership percentage on the first day of each period throughout the year.

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the period ended December 31, 2016, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the period, the Master Fund did not accrue any interest or penalties.

Galaxy Plus Fund – Quantmetrics Master Fund (527) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Use of estimates: The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Indemnifications: The Sponsor and its affiliates are indemnified against certain liabilities arising out of the performance of their duties for The Master Fund. In addition, in the normal course of business, the Master Fund enters into contracts with vendors and others that provide for general indemnifications. The Master Fund’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Master Fund. However, the Master Fund expects the risk of loss to be remote.

Statement of cash flows: The Master Fund has elected not to provide a statement of cash flows as permitted by GAAP as all of the following conditions have been met:

●	During the period, substantially all of the Master Fund’s investments were carried at fair value and classified as Level 1 or Level 2 measurements in accordance with FASB ASC 820;

●	The Master Fund had little or no debt during the period;

●	The Master Fund’s financial statements include a statement of changes in member’s equity.

Subscriptions and redemptions: Subscriptions and redemptions can typically be made on a weekly basis as of the first day (Monday) of each week; (or, if such day is not a business day, the first business day thereafter) (each, a Subscription Date or a Redemption Date). The Master Fund may accept subscriptions or redemptions more frequently than the first day of each week, depending upon the size of the requested subscription or redemption amount, with the approval of the Sponsor.

Note 3.	Fair Value Measurements

The Master Fund’s investments are stated at fair value in accordance with FASB ASC 820, Fair Value Measurements and Disclosures (ASC 820). ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active market. Under ASC 820, fair value measurements are disclosed by level within that hierarchy, as follows:

Level 1 — Values for investments classified as Level 1 are based on unadjusted quoted prices for identical investments in an active market. Since valuations are based on quoted prices that are readily accessible at the measurement date, valuation of these investments does not entail a significant degree of judgment.

Level 2 — Values for investments classified as Level 2 are based on quoted prices for similar investments in an active or non-active markets for which all significant inputs are observable either directly or indirectly. Level 2 inputs may also include discounts related to restrictions on the investments.

Level 3 — Values for investments categorized as Level 3 are based on prices or valuation techniques that require inputs that are both significant to the fair value and unobservable, including valuations by the Sponsor in the absence of readily ascertainable fair values.

Galaxy Plus Fund – Quantmetrics Master Fund (527) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. As of December 31, 2016, the Master Fund held no investments. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

Exchange-traded derivative contracts that are actively traded are valued based on daily quoted settlement prices from the respective exchange and are categorized in Level 1 of the fair value hierarchy. Exchange-traded derivative contracts not actively traded and over-the-counter (OTC) derivative contracts can include futures contracts, option on futures contracts, forward contracts and option contracts whose values are based on an underlying such as interest rates, foreign currencies, credit standing of reference entities, equities or commodities. Such derivative contracts are valued using observable market data, including currency spot rates or quoted prices of the related underlying obtained from the applicable exchange or market. OTC derivative contracts are valued using the above described pricing methodology and are categorized as Level 2 within the fair value hierarchy.

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the period ended December 31, 2016.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments. At December 31, 2016, the Master Fund had held no investments.

Note 4.	Derivative Financial Instruments

Derivative financial instruments speculatively traded by the Master Fund can include U.S. and foreign futures, options on futures contracts, and forward currency contracts (collectively, derivatives) whose values are based upon an underlying asset, indices, or reference rates, and generally represent future commitments to exchange cash flows, or to purchase or sell other financial instruments at specified future dates. A derivative contract may be traded on an exchange or OTC. Exchange-traded derivatives are standardized and include futures and option on futures contracts. OTC derivative contracts are negotiated between contracting parties and include forward currency contracts and certain options. Derivatives are subject to various risks similar to those related to the underlying financial instruments including market and credit risks.

Market risk is the potential for changes in the value of derivatives due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity and security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The market risk of the Master Fund is managed by the underlying Trading Advisors according to each respective Program. The Master Fund is exposed to a market risk equal to the notional contract value of the derivatives contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments

Galaxy Plus Fund – Quantmetrics Master Fund (527) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2016.

Purchase and sale of futures contracts requires margin deposits with the broker. Additional deposits may be necessary for any loss on contract value. The U.S. Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements. In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited. The Master Fund has a substantial portion of its assets on deposit with counterparties. In the event of a counterparty’s insolvency, recovery of The Master Fund’s assets on deposit may be limited to account insurance or other protection afforded such deposits.

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures and forward contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments. Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. The Master Fund held no open positions as of December 31, 2016.

During the period ended December 31, 2016, the Master Fund participated in 45,184 futures contract transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading
Gain (Loss)*
Futures contracts:
Currency	$(348,068)
Index	234,276
Interest	28,147
Total futures	(85,645)

Trading costs	(174,832)

Total net trading gain (loss)	(260,477)

*	Includes realized loss of ($260,477) and is located in net realized gain (loss) on investments the statement of operations. Amounts exclude foreign currency transactions and translation.

Note 5.	Balance Sheet Offsetting

The Master Fund is required to disclose the impact of offsetting assets and liabilities presented in the statement of financial condition to enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities.

Galaxy Plus Fund – Quantmetrics Master Fund (527) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

These recognized assets and liabilities include financial instruments and derivative instruments that are either subject to an enforceable master netting arrangement or similar agreement or meet the following right of set-off criteria: each of the two parties owes the other determinable amounts, the Master Fund has the right to set-off the amounts owed with the amounts owed by the other party, the Master Fund intends to set off, and the Fund’s right of set-off is enforceable at law.

The Master Fund is subject to enforceable master netting agreements with certain counterparties. These agreements govern the terms of certain transactions, and reduce the counterparty risk associated with relevant transactions by specifying offsetting mechanisms and collateral posting arrangements at prearranged exposure levels. Since different types of transactions have different mechanics and are sometimes traded out of different legal entities of a particular counterparty organization, each type of transaction may be covered by a different master netting arrangement, possibly resulting in the need for multiple agreements with a single counterparty. Master netting agreements may not be specific to each different asset type; in such instances, they would allow the Master Fund to close out and net its total exposure to a specified counterparty in the events of default or early termination with respect to any and all the transactions governed under a single agreement with the counterparty. There were no offsetting balances as the Master Fund did not hold any investments as of December 31, 2016.

Note 6.	Related Party

Gemini Hedge Fund Services, LLC an affiliate of the Sponsor, provides administration services for the Master Fund.

Note 7.	Financial Highlights

Financial highlights of the Master Fund for the period June 13, 2016 (commencement of operations) through December 31, 2016 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	(1.49)%

Ratio to average member’s equity (B):
Net investment loss (C)	(0.03)%
Total expenses	0.03%

(A)	Total return is based on the change in average member’s equity during the period of a theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment loss ratios are computed based upon weighted-average member’s equity as a whole for the period ended December 31, 2016.

(C)	The net investment loss ratio excludes net realized and unrealized gains (losses) on investments.

Financial highlights are calculated for each member class taken as a whole. An individual member’s return and ratios may vary based on the timing of capital transactions. The negative total return would have been larger, and the net investment loss and total expense ratios would have been higher if the management and incentive fees, as well as sponsor fee, had been charged to the Master Fund. The ratios, excluding nonrecurring expenses, have been annualized. Total return has not been annualized.

Galaxy Plus Fund – Quantmetrics Master Fund (527) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 8.	Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 24, 2017, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – Quantmetrics Master Fund (527) LLC
(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of December 31, 2016 for the period from June 13, 2016 (commencement of operations) to December 31, 2016, is accurate and complete.

David Young, President
Gemini Alternative Funds, LLC — Sponsor

Galaxy Plus Fund –
Quest Master Fund (517) LLC
(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to
Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report
December 31, 2016

Independent Auditor’s Report

Board of Directors

Galaxy Plus Fund LLC

Report on the Financial Statements

We have audited the accompanying financial statements of Galaxy Plus Fund – Quest Master Fund (517) LLC (the Fund), which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2016, and the related statements of operations, and changes in member’s equity for the period from June 29, 2016 (commencement of operations) to December 31, 2016, and the related notes to the financial statements.

Management's Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Plus Fund – Quest Master Fund (517) LLC as of December 31, 2016, and the results of its operations for the period from June 29, 2016 (commencement of operations) to December 31, 2016, in accordance with accounting principles generally accepted in the United States of America.

/s/ RSM US LLP

Denver, Colorado

March 24, 2017

Galaxy Plus Fund - Quest Master Fund (517) LLC
(A Delaware Limited Liability Company)

Statement of Financial Condition
December 31, 2016
(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$1,184,681
Restricted cash - margin balance	2,477,718
Investments in futures contracts at fair value (represents unrealized appreciation on open derivative contracts, net)	209,675
Other assets	11,704

Total assets	$3,883,778

Liabilities and Member’s Equity

Total liabilities	$—

Member’s equity	3,883,778

Total liabilities member’s equity	$3,883,778

See notes to financial statements.

Galaxy Plus Fund - Quest Master Fund (517) LLC
(A Delaware Limited Liability Company)

Condensed Schedule of Investments
December 31, 2016
(Expressed in U.S. Dollars)

	Number of		Percent of
	Contracts/Units	Fair Value	Member’s Equity
Long positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	18	$3,954	0.10%
Currency	13	(1,156)	(0.03)
Energy	41	68,049	1.75
Index	32	(14,175)	(0.36)
Metals	7	(11,945)	(0.31)
Foreign:
Futures contracts:
Energy	15	22,590	0.58
Index	99	128,239	3.31
Interest	49	23,765	0.61

Total long positions		219,321	5.65

Short positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	46	36,553	0.94
Currency	125	(41,748)	(1.07)
Interest	75	(3,328)	(0.09)
Metals	10	20,665	0.53
Foreign:
Futures contracts:
Index	6	(9,396)	(0.24)
Interest	316	(12,392)	(0.32)

Total short positions		(9,646)	(0.25)

Investments in futures contracts, at fair value		$209,675	5.40%

See notes to financial statements.

Galaxy Plus Fund - Quest Master Fund (517) LLC
(A Delaware Limited Liability Company)

Statement of Operations
For the period from June 29, 2016 (Commencement of Operations) to December 31, 2016
(Expressed in U.S. Dollars)

Expenses:
Interest expense	$4,008

Total expenses	4,008

Net investment loss	(4,008)

Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized loss from:
Derivative contracts	(1,750,466)
Foreign currency transactions	(3,279)
(1,753,745)

Net increase (decrease) in unrealized appreciation on:
Derivative contracts	209,675
Translation of assets and liabilities denominated in foreign currencies	(88)
209,587

Net realized and unrealized loss on investments and foreign currency transactions	(1,544,158)

Net decrease in member’s equity resulting from operations	$(1,548,166)

See notes to financial statements.

Galaxy Plus Fund - Quest Master Fund (517) LLC
(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity
For the period from June 29, 2016 (Commencement of Operations) to December 31, 2016
(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment loss	$(4,008)
Net realized gain (loss) from derivative contracts and foreign currency transactions	(1,753,745)
Net increase (decrease) in unrealized appreciation on derivative contracts and translation of assets and liabilities denominated in foreign currencies	209,587

Net decrease in member’s equity resulting from operations	(1,548,166)

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	5,500,600
Payments for redemptions of capital	(68,656)

Net increase in member’s equity resulting from capital transactions	5,431,944

Total increase	3,883,778

Member’s equity, beginning of period	—

Member’s equity, end of period	$3,883,778

See notes to financial statements.

Galaxy Plus Fund – Quest Master Fund (517) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 1.	Organization and Structure

Galaxy Plus Fund – Quest Master Fund (517) LLC (the “Master Fund”) was formed in Delaware as a limited liability company on January 12, 2016 and commenced operation on June 29, 2016. The Master Fund was created to serve as the trading entity managed by Quest Partner, L.L.C. (the “Trading Advisor”) pursuant to its Quest Tracker Index “QTI” (the “Program”). The Program is a systematic program that seeks to replicate the performance generated by the broad class of managed futures trading strategies of trend following.

The Master Fund and other separately formed Delaware limited liability companies (“Other Master Funds”), are investment vehicles available under the Galaxy Plus Managed Account Platform (the “Platform”). The Master Fund and the Platform are sponsored by Gemini Alternative Funds, LLC (the “Sponsor” or “GAF”) as a means of making available, to qualified high net-worth individuals and institutional investors (including fund of hedge funds) (“Investors”), a variety of third-party professional managed futures and foreign exchange advisors (“Advisors”). The Trading Advisor is not affiliated with the Sponsor.

GAF was formed in October 2013 and its principal office is located in Chicago, Illinois. GAF is registered with the U.S. Commodity Futures Trading Commission (CFTC) as a commodity pool operator and commodity trading advisor, and is a member of the National Futures Association (NFA).

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or other Master Funds. Galaxy Plus Fund – Quest Feeder Fund (517) (“LLC517”), a separated series of the Onshore Platform and Galaxy Plus Fund – Quest Offshore Feeder Fund (517) Segregated Portfolio (“SPC517”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2016, SPC 517 had not yet commenced operations.

LLC517 and SPC517 are collectively hereafter referred to as the “Feeder Funds”.

Subscriptions and redemptions into the Feeder Funds are the corresponding transactions with the Master Fund and are governed by the Onshore Platform’s and the Offshore Platform’s respective Confidential Offering Memorandums.

The Platform has appointed the Sponsor, under the terms of the Limited Liability Company Agreement (the “LLC Agreement”) as the managing member of the Master Fund. In such capacity, the Sponsor has the authority, to manage, with wide discretionary powers, the business and affairs of the Master Fund including the authority to select the administrator for the Master Fund. The LLC Agreement will continue to remain in force until terminated by either the Sponsor or the Platform upon not less than sixty (60) days’ prior written notice. In certain circumstances (for example, the insolvency of either party or in the event all trading for the Platform by the Advisors are suspended), the LLC Agreement may be immediately terminated by either party.

Galaxy Plus Fund – Quest Master Fund (517) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

The Master Fund and the Sponsor have entered into a tri-party contract (the “Trading Agreement”) with the Trading Advisor pursuant to which the Master Fund’s trading accounts are managed, subject to rights of termination, by the Trading Advisor in accordance with the Program. The Trading Advisor may alter its Program (including its trading systems and methods and including the addition and/or deletion of any financial interests or contracts traded in the Master Fund’s trading accounts), provided that the Trading Advisor provide prior notice to the Master Fund and the Sponsor of any material change to the Trading Advisor’s Program. From time to time, the Trading Advisor (or its affiliates) may manage additional accounts, and these accounts will increase the level of competition for the same trades desired for the Master Fund, including the priorities of order entry. There is no specific limit as to the number of accounts the Trading Advisors (or their affiliates) may manage. In addition, the positions of all of the accounts owned or controlled by the Trading Advisor (or its affiliates) are aggregated for the purposes of applying speculative position limits. The management, incentive, and sponsor fees are paid directly by the Feeder Funds, and for this reason are not recorded as expenses of the Master Fund.

Note 2.	Summary of Significant Accounting Policies

The following is a summary of significant accounting policies consistently followed in the preparation of the Master Fund’s financial statements.

Principles of accounting: The accompanying financial statements are expressed in United States dollars (USD) and have been prepared in accordance with Generally Accepted Accounting Principles (GAAP), as established by the Financial Accounting Standards Board (FASB), to ensure consistent reporting of financial condition and results of operations. The Master Fund is an investment company and follows the accounting and reporting guidance in FASB Account Standards Codification Topic 946.

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $3,668,972 is held in USD and a payable balance of ($6,573) in foreign currencies as of December 31, 2016, and are recorded in cash and restricted cash – margin balance on the statement of financial condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2016 included restricted cash for margin requirements of $2,477,718. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2016 included amounts due to the broker for unsettled trades of $0.

Offsetting of amounts related to certain contracts: When the requirements are met, the Master Fund offsets certain fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement (See Note 5).

Galaxy Plus Fund – Quest Master Fund (517) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Valuation and Revenue Recognition: Depending on the Program and Investments traded, The Master Fund follows the following valuation and revenue recognition policies. All investments are recorded at their estimated fair value, as described in Note 3.

Futures and options on futures contracts: The Master Fund may enter into futures and options on futures contracts. Upon entering into a futures contract, The Master Fund agrees to receive or deliver a fixed quantity of an underlying instrument or commodity for an agreed-upon price, while an option contract provides the option purchaser with the right, but not the obligation, to buy or sell a security or financial instrument at a predetermined exercise price during a defined period. Futures and options on futures contracts are recorded on the trade date. The difference between the original contract amount and the fair value of futures contracts purchased or sold is reflected as unrealized appreciation/(depreciation) on open contracts. Options on futures contracts are reflected in investments at fair value. The difference between the premiums paid or received on open options on futures contracts and fair value of such options is recorded as unrealized appreciation/(depreciation) on open contracts. The fair value of futures and options on futures contracts is based upon daily exchange settlement prices. The realized gain or loss is determined on the settlement of intraday trades first and then by the FIFO method.

Foreign currency transactions: The Master Fund’s financial statements are denominated in USD. However, foreign currency forward contracts, non-U.S. futures contracts, and non-U.S. options on futures contracts are denominated in currencies other than USD. Assets and liabilities and transactions denominated in currencies other than the USD are translated into USD at the rates in effect either at the close of business on the last business day of the reporting period or on the date of such transactions, respectively. Such fluctuations are included with the unrealized appreciation (depreciation) on open derivative contracts, net. Net unrealized foreign exchange gain and loss arises from changes in the fair value of assets and liabilities resulting from changes in exchange rates.

Trading costs: Trading costs generally consist of brokerage commissions, brokerage fees, clearing fees, exchange and regulatory fees, transaction and NFA fees. Fees vary by type of contract for each purchase and sale or sale and purchase (round turn) of futures, options on futures, and forward contracts. Commissions are paid on each individual purchase and sale transaction. These costs are recognized as expenses for futures and options on futures transactions and are included in net realized gain/loss from derivative contracts on the Statement of Operations.

Interest income/expense: Interest income and expense is recognized on an accrual basis.

Allocation of income and gains and losses: Profits and losses for each monthly accounting period, or shorter period if there are mid-month subscriptions and/or redemptions, are allocated pro-rata to the Feeder Funds based on their respective ownership percentage on the first day of each period throughout the year.

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the period ended December 31, 2016, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the period, the Master Fund did not accrue any interest or penalties.

Galaxy Plus Fund – Quest Master Fund (517) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Use of estimates: The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Indemnifications: The Sponsor and its affiliates are indemnified against certain liabilities arising out of the performance of their duties for The Master Fund. In addition, in the normal course of business, the Master Fund enters into contracts with vendors and others that provide for general indemnifications. The Master Fund’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Master Fund. However, the Master Fund expects the risk of loss to be remote.

Statement of cash flows: The Master Fund has elected not to provide a statement of cash flows as permitted by GAAP as all of the following conditions have been met:

●	During the period, substantially all of the Master Fund’s investments were carried at fair value and classified as Level 1 or Level 2 measurements in accordance with FASB ASC 820;

●	The Master Fund had little or no debt during the period;

●	The Master Fund’s financial statements include a statement of changes in member’s equity.

Subscriptions and redemptions: Subscriptions and redemptions can typically be made on a weekly basis as of the first day (Monday) of each week; (or, if such day is not a business day, the first business day thereafter) (each, a Subscription Date or a Redemption Date). The Master Fund may accept subscriptions or redemptions more frequently than the first day of each week, depending upon the size of the requested subscription or redemption amount, with the approval of the Sponsor.

Note 3.	Fair Value Measurements

The Master Fund’s investments are stated at fair value in accordance with FASB ASC 820, Fair Value Measurements and Disclosures (ASC 820). ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active market. Under ASC 820, fair value measurements are disclosed by level within that hierarchy, as follows:

Level 1 — Values for investments classified as Level 1 are based on unadjusted quoted prices for identical investments in an active market. Since valuations are based on quoted prices that are readily accessible at the measurement date, valuation of these investments does not entail a significant degree of judgment.

Level 2 — Values for investments classified as Level 2 are based on quoted prices for similar investments in an active or non-active markets for which all significant inputs are observable either directly or indirectly. Level 2 inputs may also include discounts related to restrictions on the investments.

Level 3 — Values for investments categorized as Level 3 are based on prices or valuation techniques that require inputs that are both significant to the fair value and unobservable, including valuations by the Sponsor in the absence of readily ascertainable fair values.

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value

Galaxy Plus Fund – Quest Master Fund (517) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2016. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

Exchange-traded derivative contracts that are actively traded are valued based on daily quoted settlement prices from the respective exchange and are categorized in Level 1 of the fair value hierarchy. Exchange-traded derivative contracts not actively traded and over-the-counter (OTC) derivative contracts can include futures contracts, option on futures contracts, forward contracts and option contracts whose values are based on an underlying such as interest rates, foreign currencies, credit standing of reference entities, equities or commodities. Such derivative contracts are valued using observable market data, including currency spot rates or quoted prices of the related underlying obtained from the applicable exchange or market. OTC derivative contracts are valued using the above described pricing methodology and are categorized as Level 2 within the fair value hierarchy.

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the period ended December 31, 2016.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – Quest Master Fund (517) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2016. Presentation is gross – as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative contracts:
Futures contracts:
Agriculture	$50,117	$50,117	$—	$—
Currency	25,228	25,228	—	—
Energy	90,639	90,639	—	—
Index	130,467	130,467	—	—
Interest	70,986	70,986	—	—
Metals	20,700	20,700	—	—

Total investment assets at fair value	388,137	388,137	—	—

Liabilities:
Derivative contracts:
Futures contracts:
Agriculture	(9,610)	(9,610)	—	—
Currency	(68,132)	(68,132)	—	—
Index	(25,799)	(25,799)	—	—
Interest	(62,941)	(62,941)	—	—
Metals	(11,980)	(11,980)	—	—

Total investment liabilities at fair value	(178,462)	(178,462)	—	—

Total net investment at fair value	$209,675	$209,675	$—	$—

Galaxy Plus Fund – Quest Master Fund (517) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 4.	Derivative Financial Instruments

Derivative financial instruments speculatively traded by the Master Fund can include U.S. and foreign futures, options on futures contracts, and forward currency contracts (collectively, derivatives) whose values are based upon an underlying asset, indices, or reference rates, and generally represent future commitments to exchange cash flows, or to purchase or sell other financial instruments at specified future dates. A derivative contract may be traded on an exchange or OTC. Exchange-traded derivatives are standardized and include futures and option on futures contracts. OTC derivative contracts are negotiated between contracting parties and include forward currency contracts and certain options. Derivatives are subject to various risks similar to those related to the underlying financial instruments including market and credit risks.

Market risk is the potential for changes in the value of derivatives due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity and security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The market risk of the Master Fund is managed by the underlying Trading Advisors according to each respective Program. The Master Fund is exposed to a market risk equal to the notional contract value of the derivatives contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2016.

Purchase and sale of futures contracts requires margin deposits with the broker. Additional deposits may be necessary for any loss on contract value. The U.S. Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements. In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

The Master Fund has a substantial portion of its assets on deposit with counterparties. In the event of a counterparty’s insolvency, recovery of The Master Fund’s assets on deposit may be limited to account insurance or other protection afforded such deposits.

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures and forward contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments. Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. As of December 31, 2016, the Master Fund had open futures contracts with the following notional values by sector:

Galaxy Plus Fund – Quest Master Fund (517) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Agriculture	18	$732,117	Agriculture	46	$(1,067,729)
Currency	13	1,714,199	Currency	125	(10,354,445)
Energy	56	2,904,642	Index	6	(444,351)
Index	131	9,848,493	Interest	391	(101,275,507)
Interest	49	7,485,508	Metals	10	(940,915)
Metals	7	444,150

During the period ended December 31, 2016, the Master Fund participated in 3,293 futures contract transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading
Gain (Loss)*
Futures contracts:
Agriculture	$(70,719)
Currency	(564,186)
Energy	(656,150)
Index	366,302
Interest	(671,396)
Metals	97,913
Total futures contracts	(1,498,236)

Trading costs	(42,555)

Total net trading gain (loss)	$(1,540,791)

*	Includes both realized loss of ($1,750,466) and unrealized gain of $209,675 and is located in net realized and unrealized gain (loss) on investments on the statement of operations. Amounts exclude foreign currency transactions and translation.

Galaxy Plus Fund – Quest Master Fund (517) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 5.	Balance Sheet Offsetting

The Master Fund is required to disclose the impact of offsetting assets and liabilities presented in the statement of financial condition to enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities. These recognized assets and liabilities include financial instruments and derivative instruments that are either subject to an enforceable master netting arrangement or similar agreement or meet the following right of set-off criteria: each of the two parties owes the other determinable amounts, the Master Fund has the right to set-off the amounts owed with the amounts owed by the other party, the Master Fund intends to set off, and the Fund’s right of set-off is enforceable at law.

The Master Fund is subject to enforceable master netting agreements with certain counterparties. These agreements govern the terms of certain transactions, and reduce the counterparty risk associated with relevant transactions by specifying offsetting mechanisms and collateral posting arrangements at prearranged exposure levels. Since different types of transactions have different mechanics and are sometimes traded out of different legal entities of a particular counterparty organization, each type of transaction may be covered by a different master netting arrangement, possibly resulting in the need for multiple agreements with a single counterparty. Master netting agreements may not be specific to each different asset type; in such instances, they would allow the Master Fund to close out and net its total exposure to a specified counterparty in the events of default or early termination with respect to any and all the transactions governed under a single agreement with the counterparty.

The following tables summarize the Master Fund’s netting arrangements:

			Net Amount of
	Gross Amounts	Offset in the	Assets (Liabilities)
	of Recognized	Statement of	in the Statement of
Description	Assets (Liabilities)	Financial Condition	Financial Condition

Futures	$(178,462)	$388,137	$209,675
Total	$(178,462)	$388,137	$209,675

			Net Amount
	Net amount in	Cash Collateral	which is not offset
	the Statement of	Received by	in the Statement of
	Financial Condition	Counterparty	Financial Condition

Counterparty A	$209,675	$2,477,718	$2,687,393
Total	$209,675	$2,477,718	$2,687,393

Galaxy Plus Fund – Quest Master Fund (517) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 6.	Related Parties

Gemini Hedge Fund Services, LLC an affiliate of the Sponsor, provides administration services for the Master Fund.

Note 7.	Financial Highlights

Financial highlights of the Master Fund for the period June 29, 2016 (commencement of operations) through December 31, 2016 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	(28.26)%

Ratio to average member’s equity (B):
Net investment loss (C)	(0.18)%
Total expenses	0.18%

(A)	Total return is based on the change in average member’s equity during the period of a theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment loss ratios are computed based upon weighted-average member’s equity as a whole for the period ended December 31, 2016.

(C)	The net investment loss ratio excludes net realized and unrealized gains (losses) on investments.

Financial highlights are calculated for each member class taken as a whole. An individual member’s return and ratios may vary based on the timing of capital transactions. The negative total return would have been larger, and the net investment loss and total expense ratios would have been higher if the management and incentive fees, as well as sponsor fees, had been charged to the Master Fund. The ratios, excluding nonrecurring expenses, have been annualized. Total return has not been annualized.

Note 8.	Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 24, 2017, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – Quest Master Fund (517) LLC
(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of December 31, 2016 for the period from June 29, 2016 (commencement of operations) to December 31, 2016, is accurate and complete.

David Young, President
Gemini Alternative Funds, LLC — Sponsor

Galaxy Plus Fund – Quest FIT
Master Fund (535) LLC
(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to
Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report
December 31, 2016

Independent Auditor’s Report

Board of Directors

Galaxy Plus Fund LLC

Report on the Financial Statements

We have audited the accompanying financial statements of Galaxy Plus Fund – Quest FIT Master Fund (535) LLC (the Fund), which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2016, and the related statements of operations, and changes in member’s equity for the period from September 19, 2016 (commencement of operations) to December 31, 2016, and the related notes to the financial statements.

Management's Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Plus Fund – Quest FIT Master Fund (535) LLC as of December 31, 2016, and the results of its operations for the period from September 19, 2016 (commencement of operations) to December 31, 2016, in accordance with accounting principles generally accepted in the United States of America.

/s/ RSM US LLP

Denver, Colorado

March 24, 2017

Galaxy Plus Fund - Quest FIT Master Fund (535) LLC
(A Delaware Limited Liability Company)

Statement of Financial Condition
December 31, 2016
(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$6,429,802
Restricted cash - margin balance	4,623,294
Investments in futures contracts at fair value (represents unrealized appreciation on open derivative contracts, net)	134,483
Other assets	13,407

Total assets	$11,200,986

Liabilities and Member’s Capital

Liabilities
Other liability	$2,026
Total liabilities	2,026

Member’s equity	11,198,960

Total liabilities and member’s equity	$11,200,986

See notes to financial statements.

Galaxy Plus Fund - Quest FIT Master Fund (535) LLC
(A Delaware Limited Liability Company)

Condensed Schedule of Investments
December 31, 2016
(Expressed in U.S. Dollars)

	Number of		Percent of
	Contracts/Units	Fair Value	Member’s Equity
Long positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	36	$1,830	0.02%
Currency	14	(6,955)	(0.06)
Energy	34	65,767	0.59
Index	31	(12,833)	(0.11)
Metals	11	(15,395)	(0.14)
Foreign:
Futures contracts:
Energy	20	30,100	0.27
Index	170	176,847	1.58

Total long positions		239,361	2.15

Short positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	21	1,352	0.01
Currency	170	(69,524)	(0.62)
Interest	173	10,383	0.09
Metals	14	38,410	0.34
Foreign:
Futures contracts:
Interest	549	(85,499)	(0.76)

Total short positions		(104,878)	(0.94)

Investments in futures contracts, at fair value		$134,483	1.21%

See notes to financial statements.

Galaxy Plus Fund - Quest FIT Master Fund (535) LLC
(A Delaware Limited Liability Company)

Statement of Operations
For the period from September 19, 2016 (Commencement of Operations) to December 31, 2016
(Expressed in U.S. Dollars)

Investment Income:
Interest income	$—

Expenses:
Interest expense	2,085

Total expenses	2,085

Net investment loss	(2,085)

Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized gain (loss) from:
Derivative contracts [1]	2,320,422
Foreign currency transactions	(16,819)
2,303,603

Net increase (decrease) in unrealized appreciation on:
Derivative contracts	134,483
Translation of assets and liabilities denominated in foreign currencies	(342)
134,141

Net realized and unrealized gain on investments and foreign currency transactions	2,437,744

Net increase in member’s equity resulting from operations	$2,435,659

[1]	Includes broker trading commissions

See notes to financial statements.

Galaxy Plus Fund - Quest FIT Master Fund (535) LLC
(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity
For the period from September 19, 2016 (Commencement of Operations) to December 31, 2016
(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment loss	$(2,085)
Net realized gain (loss) from derivative contracts and foreign currency transactions	2,303,603
Net increase (decrease) in unrealized appreciation on derivative contracts and translation of assets and liabilities denominated in foreign currencies	134,141

Net increase in member’s equity resulting from operations	2,435,659

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	8,800,000
Payments for redemptions of capital	(36,699)

Net increase in member’s equity resulting from capital transactions	8,763,301

Total increase	11,198,960

Member’s equity, beginning of period	—

Member’s equity, end of period	$11,198,960

See notes to financial statements.

Galaxy Plus Fund – Quest FIT Master Fund (535) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 1.	Organization and Structure

Galaxy Plus Fund – Quest FIT Master Fund (535) LLC (the “Master Fund”) was formed in Delaware as a limited liability company on June 23, 2016 and commenced operations on September 19, 2016. The Master Fund was created to serve as the trading entity managed by Quest Partners L.L.C. (the “Trading Advisor”) pursuant to its Quest Fixed Income Hedge Program (the “Program”). The Program is a quantitative trading program designed to capture short-term, medium-term, and long-term trends in various markets.

The Master Fund and other separately formed Delaware limited liability companies (“Other Master Funds”), are investment vehicles available under the Galaxy Plus Managed Account Platform (the “Platform”). The Master Fund and the Platform are sponsored by Gemini Alternative Funds, LLC (the “Sponsor” or “GAF”) as a means of making available, to qualified high net-worth individuals and institutional investors (including fund of hedge funds) (“Investors”), a variety of third-party professional managed futures and foreign exchange advisors (“Advisors”). The Trading Advisor is not affiliated with the Sponsor.

GAF was formed in October 2013 and its principal office is located in Chicago, Illinois. GAF is registered with the U.S. Commodity Futures Trading Commission (CFTC) as a commodity pool operator and commodity trading advisor, and is a member of the National Futures Association (NFA).

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or other Master Funds. Galaxy Plus Fund – Quest FIT Feeder Fund (535) (“LLC535”), a separated series of the Onshore Platform and Galaxy Plus Fund – Quest FIT Offshore Feeder Fund (535) Segregated Portfolio (“SPC535”), a segregated portfolio of the Offshore Platform, each can invest in the Master Fund. As of December 31, 2016, SPC 535 had not yet commenced operations.

LLC535 and SPC535 are collectively hereafter referred to as the “Feeder Funds”.

Subscriptions and redemptions into the Feeder Funds are the corresponding transactions with the Master Fund and are governed by the Onshore Platform’s and the Offshore Platform’s respective Confidential Offering Memorandums.

The Platform has appointed the Sponsor, under the terms of the Limited Liability Company Agreement (the “LLC Agreement”) as the managing member of the Master Fund. In such capacity, the Sponsor has the authority, to manage, with wide discretionary powers, the business and affairs of the Master Fund including the authority to select the administrator for the Master Fund. The LLC Agreement will continue to remain in force until terminated by either the Sponsor or the Platform upon not less than sixty (60) days’ prior written notice. In certain circumstances (for example, the insolvency of either party or in the event all trading for the Platform by the Advisors are suspended), the LLC Agreement may be immediately terminated by either party.

Galaxy Plus Fund – Quest FIT Master Fund (535) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

The Master Fund and the Sponsor have entered into a tri-party contract (the “Trading Agreement”) with the Trading Advisor pursuant to which the Master Fund’s trading accounts are managed, subject to rights of termination, by the Trading Advisor in accordance with the Program. The Trading Advisor may alter its Program (including its trading systems and methods and including the addition and/or deletion of any financial interests or contracts traded in the Master Fund’s trading accounts), provided that the Trading Advisor provide prior notice to the Master Fund and the Sponsor of any material change to the Trading Advisor’s Program. From time to time, the Trading Advisor (or its affiliates) may manage additional accounts, and these accounts will increase the level of competition for the same trades desired for the Master Fund, including the priorities of order entry. There is no specific limit as to the number of accounts the Trading Advisors (or their affiliates) may manage. In addition, the positions of all of the accounts owned or controlled by the Trading Advisor (or its affiliates) are aggregated for the purposes of applying speculative position limits. The management, incentive, and sponsor fees are paid directly by the Feeder Funds, and for this reason are not recorded as expenses of the Master Fund.

Note 2.	Summary of Significant Accounting Policies

The following is a summary of significant accounting policies consistently followed in the preparation of the Master Fund’s financial statements.

Principles of accounting: The accompanying financial statements are expressed in United States dollars (USD) and have been prepared in accordance with Generally Accepted Accounting Principles (GAAP), as established by the Financial Accounting Standards Board (FASB), to ensure consistent reporting of financial condition and results of operations. The Master Fund is an investment company and follows the accounting and reporting guidance in FASB Account Standards Codification Topic 946.

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $11,069,528 is held in USD and a payable of ($16,432) in foreign currencies as of December 31, 2016, and are recorded in cash and restricted cash – margin balance on the statement of financial condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2016 included restricted cash for margin requirements of $4,623,294. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2016 included amounts due to the broker for unsettled trades of $0.

Offsetting of amounts related to certain contracts: When the requirements are met, the Master Fund offsets certain fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement (See Note 5).

Galaxy Plus Fund – Quest FIT Master Fund (535) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Valuation and Revenue Recognition: Depending on the Program and Investments traded, The Master Fund follows the following valuation and revenue recognition policies. All investments are recorded at their estimated fair value, as described in Note 3.

Futures and options on futures contracts: The Master Fund may enter into futures and options on futures contracts. Upon entering into a futures contract, The Master Fund agrees to receive or deliver a fixed quantity of an underlying instrument or commodity for an agreed-upon price, while an option contract provides the option purchaser with the right, but not the obligation, to buy or sell a security or financial instrument at a predetermined exercise price during a defined period. Futures and options on futures contracts are recorded on the trade date. The difference between the original contract amount and the fair value of futures contracts purchased or sold is reflected as unrealized appreciation/(depreciation) on open contracts. Options on futures contracts are reflected in investments at fair value. The difference between the premiums paid or received on open options on futures contracts and fair value of such options is recorded as unrealized appreciation/(depreciation) on open contracts. The fair value of futures and options on futures contracts is based upon daily exchange settlement prices. The realized gain or loss is determined on the settlement of intraday trades first and then by the FIFO method.

Foreign currency transactions: The Master Fund’s financial statements are denominated in USD. However, foreign currency forward contracts, non-U.S. futures contracts, and non-U.S. options on futures contracts are denominated in currencies other than USD. Assets and liabilities and transactions denominated in currencies other than the USD are translated into USD at the rates in effect either at the close of business on the last business day of the reporting period or on the date of such transactions, respectively. Net realized foreign exchange gain or loss arises from the sales of foreign currencies and currency gains or losses realized between trade and settlement dates. Net unrealized foreign exchange gain and loss arises from changes in the fair value of assets and liabilities resulting from changes in exchange rates.

Trading costs: Trading costs generally consist of brokerage commissions, brokerage fees, clearing fees, exchange and regulatory fees, transaction and NFA fees. Fees vary by type of contract for each purchase and sale or sale and purchase (round turn) of futures, options on futures, and forward contracts. Commissions are paid on each individual purchase and sale transaction. These costs are recognized as expenses for futures and options on futures transactions and are included in net realized gain/loss from derivative contracts on the Statement of Operations.

Interest income/expense: Interest income and expense is recognized on an accrual basis.

Allocation of income and gains and losses: Profits and losses for each monthly accounting period, or shorter period if there are mid-month subscriptions and/or redemptions, are allocated pro-rata to the Feeder Funds based on their respective ownership percentage on the first day of each period throughout the year.

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the period ended December 31, 2016, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the period, the Master Fund did not accrue any interest or penalties.

Galaxy Plus Fund – Quest FIT Master Fund (535) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Use of estimates: The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Indemnifications: The Sponsor and its affiliates are indemnified against certain liabilities arising out of the performance of their duties for The Master Fund. In addition, in the normal course of business, the Master Fund enters into contracts with vendors and others that provide for general indemnifications. The Master Fund’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Master Fund. However, the Master Fund expects the risk of loss to be remote.

Statement of cash flows: The Master Fund has elected not to provide a statement of cash flows as permitted by GAAP as all of the following conditions have been met:

●	During the period, substantially all of the Master Fund’s investments were carried at fair value and classified as Level 1 or Level 2 measurements in accordance with FASB ASC 820;

●	The Master Fund had little or no debt during the period;

●	The Master Fund’s financial statements include a statement of changes in member’s equity.

Subscriptions and redemptions: Subscriptions and redemptions can typically be made on a weekly basis as of the first day (Monday) of each week; (or, if such day is not a business day, the first business day thereafter) (each, a Subscription Date or a Redemption Date). The Master Fund may accept subscriptions or redemptions more frequently than the first day of each week, depending upon the size of the requested subscription or redemption amount, with the approval of the Sponsor.

Note 3.	Fair Value Measurements

The Master Fund’s investments are stated at fair value in accordance with FASB ASC 820, Fair Value Measurements and Disclosures (ASC 820). ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active market. Under ASC 820, fair value measurements are disclosed by level within that hierarchy, as follows:

Level 1 — Values for investments classified as Level 1 are based on unadjusted quoted prices for identical investments in an active market. Since valuations are based on quoted prices that are readily accessible at the measurement date, valuation of these investments does not entail a significant degree of judgment.

Level 2 — Values for investments classified as Level 2 are based on quoted prices for similar investments in an active or non-active markets for which all significant inputs are observable either directly or indirectly. Level 2 inputs may also include discounts related to restrictions on the investments.

Level 3 — Values for investments categorized as Level 3 are based on prices or valuation techniques that require inputs that are both significant to the fair value and unobservable, including valuations by the Sponsor in the absence of readily ascertainable fair values.

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These

Galaxy Plus Fund – Quest FIT Master Fund (535) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2016. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

Exchange-traded derivative contracts that are actively traded are valued based on daily quoted settlement prices from the respective exchange and are categorized in Level 1 of the fair value hierarchy. Exchange-traded derivative contracts not actively traded and over-the-counter (OTC) derivative contracts can include futures contracts, option on futures contracts, forward contracts and option contracts whose values are based on an underlying such as interest rates, foreign currencies, credit standing of reference entities, equities or commodities. Such derivative contracts are valued using observable market data, including currency spot rates or quoted prices of the related underlying obtained from the applicable exchange or market. OTC derivative contracts are valued using the above described pricing methodology and are categorized as Level 2 within the fair value hierarchy.

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the period ended December 31, 2016.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – Quest FIT Master Fund (535) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2016. Presentation is gross – as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative contracts:
Futures contracts:
Agriculture	$21,754	$21,754	$—	$—
Currency	27,589	27,589	—	—
Energy	95,867	95,867	—	—
Index	181,417	181,417	—	—
Interest	106,989	106,989	—	—
Metals	38,480	38,480	—	—

Total investment assets at fair value	472,096	472,096	—	—

Liabilities:
Derivative contracts:
Futures contracts:
Agriculture	(18,572)	(18,572)	—	—
Currency	(104,068)	(104,068)	—	—
Index	(17,403)	(17,403)	—	—
Interest	(182,105)	(182,105)	—	—
Metals	(15,465)	(15,465)	—	—

Total investment liabilities at fair value	(337,613)	(337,613)	—	—

Total net investment at fair value	$134,483	$134,483	$—	$—

Galaxy Plus Fund – Quest FIT Master Fund (535) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 4.	Derivative Financial Instruments

Derivative financial instruments speculatively traded by the Master Fund can include U.S. and foreign futures, options on futures contracts, and forward currency contracts (collectively, derivatives) whose values are based upon an underlying asset, indices, or reference rates, and generally represent future commitments to exchange cash flows, or to purchase or sell other financial instruments at specified future dates. A derivative contract may be traded on an exchange or OTC. Exchange-traded derivatives are standardized and include futures and option on futures contracts. OTC derivative contracts are negotiated between contracting parties and include forward currency contracts and certain options. Derivatives are subject to various risks similar to those related to the underlying financial instruments including market and credit risks.

Market risk is the potential for changes in the value of derivatives due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity and security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The market risk of the Master Fund is managed by the underlying Trading Advisors according to each respective Program. The Master Fund is exposed to a market risk equal to the notional contract value of the derivatives contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2016.

Purchase and sale of futures contracts requires margin deposits with the broker. Additional deposits may be necessary for any loss on contract value. The U.S. Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements. In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

The Master Fund has a substantial portion of its assets on deposit with counterparties. In the event of a counterparty’s insolvency, recovery of The Master Fund’s assets on deposit may be limited to account insurance or other protection afforded such deposits.

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures and forward contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments. Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. As of December 31, 2016, the Master Fund had open futures contracts with the following notional values by sector:

Galaxy Plus Fund – Quest FIT Master Fund (535) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Agriculture	36	$1,220,205	Agriculture	21	$(655,515)
Currency	14	1,845,422	Currency	170	(14,304,117)
Energy	54	3,121,817	Interest	722	(173,451,824)
Index	201	12,952,702	Metals	14	(1,296,485)
Metals	11	694,700

During the period ended December 31, 2016, the Master Fund participated in 1,372 futures contract transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading
Gain (Loss)*
Futures contracts:
Agriculture	$(139,027)
Currency	730,385
Energy	(54,259)
Index	495,186
Interest	985,234
Metals	462,350
Total futures	2,479,869

Trading costs	(24,964)

Total net trading gain (loss)	2,454,905

*	Includes both realized gain of $2,320,422 and unrealized gain of $134,483 and is located in net realized and unrealized gain (loss) on investments on the statement of operations. Amounts exclude foreign currency transactions and translation.

Galaxy Plus Fund – Quest FIT Master Fund (535) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 5.	Balance Sheet Offsetting

The Master Fund is required to disclose the impact of offsetting assets and liabilities presented in the statement of financial condition to enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities. These recognized assets and liabilities include financial instruments and derivative instruments that are either subject to an enforceable master netting arrangement or similar agreement or meet the following right of set-off criteria: each of the two parties owes the other determinable amounts, the Master Fund has the right to set-off the amounts owed with the amounts owed by the other party, the Master Fund intends to set off, and the Fund’s right of set-off is enforceable at law.

The Master Fund is subject to enforceable master netting agreements with certain counterparties. These agreements govern the terms of certain transactions, and reduce the counterparty risk associated with relevant transactions by specifying offsetting mechanisms and collateral posting arrangements at prearranged exposure levels. Since different types of transactions have different mechanics and are sometimes traded out of different legal entities of a particular counterparty organization, each type of transaction may be covered by a different master netting arrangement, possibly resulting in the need for multiple agreements with a single counterparty. Master netting agreements may not be specific to each different asset type; in such instances, they would allow the Master Fund to close out and net its total exposure to a specified counterparty in the events of default or early termination with respect to any and all the transactions governed under a single agreement with the counterparty.

The following tables summarize the Master Fund’s netting arrangements:

			Net Amount of
	Gross Amounts	Offset in the	Assets (Liabilities)
	of Recognized	Statement of	in the Statement of
Description	Assets (Liabilities)	Financial Condition	Financial Condition

Futures	$(337,613)	$472,096	$134,483
Total	$(337,613)	$472,096	$134,483

			Net Amount
	Net amount in	Cash Collateral	which is not offset
	the Statement of	Received by	in the Statement of
	Financial Condition	Counterparty	Financial Condition

Counterparty A	$134,483	$4,623,294	$4,757,777
Total	$134,483	$4,623,294	$4,757,777

Galaxy Plus Fund – Quest FIT Master Fund (535) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 6.	Related Parties

Gemini Hedge Fund Services, LLC an affiliate of the Sponsor, provides administration services for the Master Fund.

Note 7.	Financial Highlights

Financial highlights of the Master Fund for the period September 19, 2016 (commencement of operations) through December 31, 2016 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	27.75%

Ratio to average member’s equity (B):
Net investment income (C)	(0.07)%
Total expenses	0.07%

(A)	Total return is based on the change in average member’s equity during the period of a theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment loss ratios are computed based upon weighted-average member’s equity as a whole for the period ended December 31, 2016.

(C)	The net investment loss ratio excludes net realized and unrealized gains (losses) on investments.

Financial highlights are calculated for each member class taken as a whole. An individual member’s return and ratios may vary based on the timing of capital transactions. The total return would have been lower, and the net investment loss and total expense ratios would have been higher if the management, incentive fees as well as sponsor fee, had been charged to the Master Fund. The ratios, excluding nonrecurring expenses, have been annualized. Total return has not been annualized.

Note 8.	Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 24, 2017, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – Quest FIT Master Fund (535) LLC
(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of December 31, 2016 and for the period from September 19, 2016 (commencement of operations) to December 31, 2016, is accurate and complete.

David Young, President
Gemini Alternative Funds, LLC — Sponsor

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Funds
(Registrant)

Date: March 31, 2017	By:	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer
of Equinox Fund Management, LLC,
the Managing Owner of Equinox Frontier Funds

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/	Robert J. Enck	March 31, 2017
Robert J. Enck, Chairman and Member of the Executive Committee of Equinox Frontier Funds
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	David P. DeMuth	March 31, 2017
David P. DeMuth, Member of the Executive Committee of Equinox Frontier Funds

Frontier Fund Management LLC

BY:	/s/	Patrick Kane	March 31, 2017
Patrick Kane, Member of the Executive Committee of Frontier Fund Management LLC

	/s/	Patrick Hart	March 31, 2017
Patrick Hart, Member of the Executive Committee of Frontier Fund Management LLC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Balanced Fund,
a Series of Equinox Frontier Funds
(Registrant)

Date: March 31, 2017	By:	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer
of Equinox Fund Management, LLC,
the Managing Owner of Equinox Frontier Funds

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/	Robert J. Enck	March 31, 2017
Robert J. Enck, Chairman and Member of the Executive Committee of Equinox Frontier Funds
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	David P. DeMuth	March 31, 2017
David P. DeMuth, Member of the Executive Committee of Equinox Frontier Funds
Chief Investment Officer of Equinox Fund Management, LLC the Managing Owner of Equinox Frontier Funds

Frontier Fund Management LLC

BY:	/s/	Patrick Kane	March 31, 2017
Patrick Kane, Member of the Executive Committee of Frontier Fund Management LLC

	/s/	Patrick Hart	March 31, 2017
Patrick Hart, Member of the Executive Committee of Frontier Fund Management LLC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

Equinox Frontier Heritage Fund,
a Series of Equinox Frontier Funds
(Registrant)

Date: March 31, 2017	By:	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive
Officer
of Equinox
Fund Management, LLC,
the Managing Owner of Equinox
Frontier Funds

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/	Robert J. Enck	March 31, 2017
Robert J. Enck, Chairman and Member of the Executive Committee of Equinox Frontier Funds
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	David P. DeMuth	March 31, 2017
David P. DeMuth, Member of the Executive Committee of Equinox Frontier Funds

Frontier Fund Management LLC

BY:	/s/	Patrick Kane	March 31, 2017
Patrick Kane, Member of the Executive Committee of Frontier Fund Management LLC

	/s/	Patrick Hart	March 31, 2017
Patrick Hart, Member of the Executive Committee of Frontier Fund Management LLC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Winton Fund,
a Series of Equinox Frontier Funds
(Registrant)

Date: March 31, 2017	By:	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer
of Equinox Fund Management, LLC,
the Managing Owner of Equinox Frontier Funds

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/	Robert J. Enck	March 31, 2017
Robert J. Enck, Chairman and Member of the Executive Committee of Equinox Frontier Funds
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	David P. DeMuth	March 31, 2017
David P. DeMuth, Member of the Executive Committee of Equinox Frontier Funds

Frontier Fund Management LLC

BY:	/s/	Patrick Kane	March 31, 2017
Patrick Kane, Member of the Executive Committee of Frontier Fund Management LLC

	/s/	Patrick Hart	March 31, 2017
Patrick Hart, Member of the Executive Committee of Frontier Fund Management LLC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Select Fund,
a Series of Equinox Frontier Funds
(Registrant)

Date: March 31, 2017	By:	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer
of Equinox Fund Management, LLC,
the Managing Owner of Equinox Frontier Funds

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/	Robert J. Enck	March 31, 2017
Robert J. Enck, Chairman and Member of the Executive Committee of Equinox Frontier Funds
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	David P. DeMuth	March 31, 2017
David P. DeMuth, Member of the Executive Committee of Equinox Frontier Funds

Frontier Fund Management LLC

BY:	/s/	Patrick Kane	March 31, 2017
Patrick Kane, Member of the Executive Committee of Frontier Fund Management LLC

	/s/	Patrick Hart	March 31, 2017
Patrick Hart, Member of the Executive Committee of Frontier Fund Management LLC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Long/Short Commodity Fund,
a Series of Equinox Frontier Funds
(Registrant)

Date: March 31, 2017	By:	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer
of Equinox Fund Management, LLC,
the Managing Owner of Equinox Frontier Funds

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/	Robert J. Enck	March 31, 2017
Robert J. Enck, Chairman and Member of the Executive Committee of Equinox Frontier Funds
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	David P. DeMuth	March 31, 2017
David P. DeMuth, Member of the Executive Committee of Equinox Frontier Funds

Frontier Fund Management LLC

BY:	/s/	Patrick Kane	March 31, 2017
Patrick Kane, Member of the Executive Committee of Frontier Fund Management LLC

	/s/	Patrick Hart	March 31, 2017
Patrick Hart, Member of the Executive Committee of Frontier Fund Management LLC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Diversified Fund,
a Series of Equinox Frontier Funds
(Registrant)

Date: March 31, 2017	By:	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer of Equinox Fund
Management, LLC, the Managing Owner
of Equinox Frontier Funds

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/	Robert J. Enck	March 31, 2017
Robert J. Enck, Chairman and Member of the Executive Committee of Equinox Frontier Funds
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	David P. DeMuth	March 31, 2017
David P. DeMuth, Member of the Executive Committee of Equinox Frontier Funds

Frontier Fund Management LLC

BY:	/s/	Patrick Kane	March 31, 2017
Patrick Kane, Member of the Executive Committee of Frontier Fund Management LLC

	/s/	Patrick Hart	March 31, 2017
Patrick Hart, Member of the Executive Committee of Frontier Fund Management LLC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Masters Fund,
a Series of Equinox Frontier Funds
(Registrant)

Date: March 31, 2017	By:	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer of Equinox Fund
Management, LLC, the Managing Owner
of Equinox Frontier Funds

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/	Robert J. Enck	March 31, 2017
Robert J. Enck, Chairman and Member of the Executive Committee of Equinox Frontier Funds
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	David P. DeMuth	March 31, 2017
David P. DeMuth, Member of the Executive Committee of Equinox Frontier Funds

Frontier Fund Management LLC

BY:	/s/	Patrick Kane	March 31, 2017
Patrick Kane, Member of the Executive Committee of Frontier Fund Management LLC

	/s/	Patrick Hart	March 31, 2017
Patrick Hart, Member of the Executive Committee of Frontier Fund Management LLC