Form 10-K/A
period 2016-12-31
Equinox Frontier Funds; Equinox Frontier Winton Fund; Equinox Frontier Masters Fund; Equinox Frontier Heritage Fund; Equinox Frontier Balanced Fund; Equinox Frontier Select Fund; Equinox Frontier Diversified Fund; Equinox Frontier Long/Short Commodity Fund
filed 2017-04-03
CIK 1261379, 1389124, 1450722, 1389123, 1389122, 1389125, 1450720, 1389128

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

Explanatory Note

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2016 (the "Form 10-K") of Equinox Frontier Funds, as filed with the Securities and Exchange Commission on March 31, 2017, is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language). Exhibit 101 was not furnished with the Form 10-K previously and no other changes have been made to the Form 10-K.

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

Equinox Frontier Funds
(Registrant)

Date: April 3, 2017	By:	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer
of Equinox Fund Management, LLC,
the Managing Owner of Equinox Frontier Funds

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/	Robert J. Enck	April 3, 2017
Robert J. Enck, Chairman and Member of the Executive Committee of Equinox Frontier Funds
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	David P. DeMuth	April 3, 2017
David P. DeMuth, Member of the Executive Committee of Equinox Frontier Funds

Frontier Fund Management LLC

BY:	/s/	Patrick Kane	April 3, 2017
Patrick Kane, Member of the Executive Committee of Frontier Fund Management LLC

	/s/	Patrick Hart	April 3, 2017
Patrick Hart, Member of the Executive Committee of Frontier Fund Management LLC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Balanced Fund,
a Series of Equinox Frontier Funds
(Registrant)

Date: April 3, 2017	By:	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer
of Equinox Fund Management, LLC,
the Managing Owner of Equinox Frontier Funds

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/	Robert J. Enck	April 3, 2017
Robert J. Enck, Chairman and Member of the Executive Committee of Equinox Frontier Funds
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	David P. DeMuth	April 3, 2017
David P. DeMuth, Member of the Executive Committee of Equinox Frontier Funds
Chief Investment Officer of Equinox Fund Management, LLC the Managing Owner of Equinox Frontier Funds

Frontier Fund Management LLC

BY:	/s/	Patrick Kane	April 3, 2017
Patrick Kane, Member of the Executive Committee of Frontier Fund Management LLC

	/s/	Patrick Hart	April 3, 2017
Patrick Hart, Member of the Executive Committee of Frontier Fund Management LLC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

Equinox Frontier Heritage Fund,
a Series of Equinox Frontier Funds
(Registrant)

Date: April 3, 2017	By:	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive
Officer
of Equinox
Fund Management, LLC,
the Managing Owner of Equinox
Frontier Funds

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/	Robert J. Enck	April 3, 2017
Robert J. Enck, Chairman and Member of the Executive Committee of Equinox Frontier Funds
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	David P. DeMuth	April 3, 2017
David P. DeMuth, Member of the Executive Committee of Equinox Frontier Funds

Frontier Fund Management LLC

BY:	/s/	Patrick Kane	April 3, 2017
Patrick Kane, Member of the Executive Committee of Frontier Fund Management LLC

	/s/	Patrick Hart	March 31, 2017
Patrick Hart, Member of the Executive Committee of Frontier Fund Management LLC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Winton Fund,
a Series of Equinox Frontier Funds
(Registrant)

Date: April 3, 2017	By:	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer
of Equinox Fund Management, LLC,
the Managing Owner of Equinox Frontier Funds

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/	Robert J. Enck	April 3, 2017
Robert J. Enck, Chairman and Member of the Executive Committee of Equinox Frontier Funds
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	David P. DeMuth	April 3, 2017
David P. DeMuth, Member of the Executive Committee of Equinox Frontier Funds

Frontier Fund Management LLC

BY:	/s/	Patrick Kane	April 3, 2017
Patrick Kane, Member of the Executive Committee of Frontier Fund Management LLC

	/s/	Patrick Hart	April 3, 2017
Patrick Hart, Member of the Executive Committee of Frontier Fund Management LLC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Select Fund,
a Series of Equinox Frontier Funds
(Registrant)

Date: April 3, 2017	By:	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer
of Equinox Fund Management, LLC,
the Managing Owner of Equinox Frontier Funds

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/	Robert J. Enck	April 3, 2017
Robert J. Enck, Chairman and Member of the Executive Committee of Equinox Frontier Funds
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	David P. DeMuth	April 3, 2017
David P. DeMuth, Member of the Executive Committee of Equinox Frontier Funds

Frontier Fund Management LLC

BY:	/s/	Patrick Kane	April 3, 2017
Patrick Kane, Member of the Executive Committee of Frontier Fund Management LLC

	/s/	Patrick Hart	April 3, 2017
Patrick Hart, Member of the Executive Committee of Frontier Fund Management LLC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Long/Short Commodity Fund,
a Series of Equinox Frontier Funds
(Registrant)

Date: April 3, 2017	By:	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer
of Equinox Fund Management, LLC,
the Managing Owner of Equinox Frontier Funds

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/	Robert J. Enck	April 3, 2017
Robert J. Enck, Chairman and Member of the Executive Committee of Equinox Frontier Funds
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	David P. DeMuth	April 3, 2017
David P. DeMuth, Member of the Executive Committee of Equinox Frontier Funds

Frontier Fund Management LLC

BY:	/s/	Patrick Kane	April 3, 2017
Patrick Kane, Member of the Executive Committee of Frontier Fund Management LLC

	/s/	Patrick Hart	April 3, 2017
Patrick Hart, Member of the Executive Committee of Frontier Fund Management LLC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Diversified Fund,
a Series of Equinox Frontier Funds
(Registrant)

Date: April 3, 2017	By:	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer of Equinox Fund
Management, LLC, the Managing Owner
of Equinox Frontier Funds

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/	Robert J. Enck	April 3, 2017
Robert J. Enck, Chairman and Member of the Executive Committee of Equinox Frontier Funds
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	David P. DeMuth	April 3, 2017
David P. DeMuth, Member of the Executive Committee of Equinox Frontier Funds

Frontier Fund Management LLC

BY:	/s/	Patrick Kane	April 3, 2017
Patrick Kane, Member of the Executive Committee of Frontier Fund Management LLC

	/s/	Patrick Hart	April 3, 2017
Patrick Hart, Member of the Executive Committee of Frontier Fund Management LLC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Masters Fund,
a Series of Equinox Frontier Funds
(Registrant)

Date: April 3, 2017	By:	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer of Equinox Fund
Management, LLC, the Managing Owner
of Equinox Frontier Funds

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/	Robert J. Enck	April 3, 2017
Robert J. Enck, Chairman and Member of the Executive Committee of Equinox Frontier Funds
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	David P. DeMuth	April 3, 2017
David P. DeMuth, Member of the Executive Committee of Equinox Frontier Funds

Frontier Fund Management LLC

BY:	/s/	Patrick Kane	April 3, 2017
Patrick Kane, Member of the Executive Committee of Frontier Fund Management LLC

	/s/	Patrick Hart	April 3, 2017
Patrick Hart, Member of the Executive Committee of Frontier Fund Management LLC