Form 10-Q
period 2017-03-31
Frontier Funds; Frontier Winton Fund; Frontier Select Fund; Frontier Heritage Fund; Frontier Diversified Fund; Frontier Masters Fund; Frontier Balanced Fund; Frontier Long/Short Commodity Fund
filed 2017-05-15
CIK 1261379, 1389124, 1389125, 1389123, 1450720, 1450722, 1389122, 1389128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51274

FRONTIER FUNDS
(Formerly known as Equinox Frontier Funds)

FRONTIER DIVERSIFIED FUND;
FRONTIER MASTERS FUND;
FRONTIER LONG/SHORT COMMODITY FUND;
FRONTIER BALANCED FUND;
FRONTIER SELECT FUND;
FRONTIER WINTON FUND;
FRONTIER HERITAGE FUND
(Exact Name of Registrant as specified in its Charter)

Delaware	36-6815533
(State of	(IRS Employer
Organization)	Identification No.)

c/o Frontier Fund Management LLC
25568 Genesee Trail Road
Golden, Colorado 80401
(Address of Principal Executive Offices)

(303) 454-5500
(Registrant’s Telephone Number)

Securities to be registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Frontier Diversified Fund Class 1, Class 2 and Class 3 Units;
Frontier Long/Short Commodity Fund Class 2, Class 3, Class 1a, Class 2a and Class 3a Units;
Frontier Masters Fund Class 1, Class 2 and Class 3 Units;
Frontier Balanced Fund Class 1, Class 1AP, Class 2, Class 2a and Class 3a Units;
Frontier Select Fund Class 1, Class 1AP and Class 2 Units;
Frontier Winton Fund Class 1, Class 1AP and Class 2 Units;
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

PART I – FINANCIAL INFORMATION

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF MARCH 31, 2017, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

PART I. FINANCIAL INFORMATION

ITEM 1.	Series Financial Statements

The Series of Frontier Funds
Statements of Financial Condition
March 31, 2017 (unaudited) and December 31, 2016

	Frontier		Frontier		Frontier
	Diversified Fund		Masters Fund		Long/Short Commodity Fund
	3/31/2017	12/31/2016	3/31/2017	12/31/2016	3/31/2017	12/31/2016

ASSETS

Cash and cash equivalents	$2,093,372	$674,227	$1,326,089	$546,509	$—	$—
U.S. Treasury securities, at fair value	6,070,828	6,525,280	3,845,689	4,313,843	—	—
Swap contracts, at fair value	8,339,996	8,637,847	—	—	4,282,456	4,220,468
Investments in private investment companies, at fair value	37,661,060	38,845,974	5,461,389	5,653,708	5,921,675	6,715,142
Investments in unconsolidated trading companies, at fair value	4,008,893	4,201,628	5,674,783	6,678,106	—	—
Interest receivable	42,786	121,792	25,306	80,516	—	—
Receivable from related parties	412,319	231,671	261,192	153,157	—	87,670
Other assets	44,934	—	21,739	—	5,969	—

Total Assets	$58,674,188	$59,238,419	$16,616,187	$17,425,839	$10,210,100	$11,023,280

LIABILITIES & CAPITAL

LIABILITIES
Owner redemptions payable	$—	$61,482	$—	$131,841	$—	$5,738
Management fees payable to Managing Owner	—	23,496	—	50,174	—	—
Service fees payable to Managing Owner	34,775	15,193	9,274	9,037	2,356	3,542
Trading fees payable to Managing Owner	322,850	147,183	132,121	57,890	55,159	23,478
Payables to related parties	—	—	—	—	2,342,069	1,603,124
Advance on unrealized Swap Appreciation	2,500,000	2,500,000	—	—	115,000	115,000
Other liabilities	52,726	19,674	30,997	7,590	—	6,871

Total Liabilities	2,910,351	2,767,028	172,392	256,532	2,514,584	1,757,753

CAPITAL
Managing Owner - Class 2	326,165	460,196	136,075	336,691	50,894	299,889
Managing Owner - Class 2a	—	—	—	—	40,437	234,742
Managing Owner - Class 3	215,190	33,899	33,216	32,970	—	—
Managing Owner - Class 3a	—	—	—	—	2,027	11,715
Limited Owner - Class 1	4,088,255	5,189,420	4,921,108	5,361,626	—	—
Limited Owner - Class 1a	—	—	—	—	934,780	1,913,595
Limited Owner - Class 2	38,227,818	37,771,385	5,158,933	5,320,871	482,728	508,474
Limited Owner - Class 2a	—	—	—	—	731,272	728,453
Limited Owner - Class 3	12,906,409	13,016,491	6,194,463	6,117,149	3,844,604	4,405,863
Limited Owner - Class 3a	—	—	—	—	1,608,774	1,162,796

Total Owners’ Capital	55,763,837	56,471,391	16,443,795	17,169,307	7,695,516	9,265,527

Non-Controlling Interests	—	—	—	—	—	—

Total Capital	55,763,837	56,471,391	16,443,795	17,169,307	7,695,516	9,265,527

Total Liabilities and Capital	$58,674,188	$59,238,419	$16,616,187	$17,425,839	$10,210,100	$11,023,280

Units Outstanding
Class 1	34,267	44,569	43,511	47,531	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	9,840	20,628
Class 2	281,942	287,586	40,839	43,933	4,007	6,240
Class 2a	N/A	N/A	N/A	N/A	7,049	9,115
Class 3	103,421	105,869	51,561	51,297	28,505	33,685
Class 3a	N/A	N/A	N/A	N/A	14,385	10,925

Net Asset Value per Unit
Class 1	$119.31	$116.43	$113.10	$112.80	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	$95.00	$92.78
Class 2	$136.74	$132.94	$129.65	$128.78	$133.17	$129.56
Class 2a	N/A	N/A	N/A	N/A	$109.48	$105.67
Class 3	$126.88	$123.27	$120.78	$119.89	$134.87	$130.80
Class 3a	N/A	N/A	N/A	N/A	$111.98	$107.50

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Financial Condition
March 31, 2017 (unaudited) and December 31, 2016

	Frontier Balanced Fund		Frontier Select Fund
	3/31/2017	12/31/2016	3/31/2017	12/31/2016
ASSETS

Cash and cash equivalents	$1,730,800	$1,083,579	$776,607	$432,021
U.S. Treasury securities, at fair value	5,019,363	9,770,117	2,252,179	2,912,611
Receivable from futures commission merchants	8,079,901	6,647,098	6,865,433	8,208,218
Open trade equity, at fair value	168,558	237,661	414,284	686,022
Swap contracts, at fair value	18,489,886	18,939,450	—	—
Investments in private investment companies, at fair value	46,840,198	45,305,273	—	—
Investments in unconsolidated trading companies, at fair value	4,730,360	5,965,331	3,476,474	3,910,866
Interest receivable	50,555	182,355	15,038	54,363
Receivable from related parties	340,906	346,875	152,964	103,407
Other assets	360	—	145	—

Total Assets	$85,450,887	$88,477,739	$13,953,124	$16,307,508

LIABILITIES & CAPITAL

LIABILITIES
Owner redemptions payable	$59,898	$780,970	$—	$134,579
Management fees payable to Managing Owner	10,906	25,217	68,019	21,219
Interest payable to Managing Owner	34,269	21,606	9,918	3,518
Service fees payable to Managing Owner	86,141	129,956	19,348	25,966
Trading fees payable to Managing Owner	350,488	203,324	32,922	18,129
Risk analysis fees payable	4,424	1,155	6,829	2,303
Advance on unrealized Swap Appreciation	4,926,555	4,926,555	—	—
Other liabilities	117,747	89,585	16,404	11,939

Total Liabilities	5,590,428	6,178,368	153,440	217,653

CAPITAL
Managing Owner - Class 2	469,403	530,387	106,372	9,397
Managing Owner - Class 2a	339,534	209,112	—	—
Limited Owner - Class 1	54,121,504	56,955,371	9,012,666	10,540,702
Limited Owner - Class 1AP	607,004	677,181	24,609	29,897
Limited Owner - Class 2	22,235,679	21,871,170	1,332,031	1,402,043
Limited Owner - Class 2a	316,385	307,144	—	—
Limited Owner - Class 3a	1,770,950	1,749,006	—	—

Total Owners’ Capital	79,860,459	82,299,371	10,475,678	11,982,039

Non-Controlling Interests	—	—	3,324,006	4,107,816

Total Capital	79,860,459	82,299,371	13,799,684	16,089,855

Total Liabilities and Capital	$85,450,887	$88,477,739	$13,953,124	$16,307,508

Units Outstanding
Class 1	392,721	422,529	100,275	112,059
Class 1AP	4,066	4,671	253	296
Class 2	113,065	114,886	11,133	10,514
Class 2a	3,766	3,054	N/A	N/A
Class 3a	10,202	10,380	N/A	N/A

Net Asset Value per Unit
Class 1	$137.81	$134.80	$89.88	$94.06
Class 1AP	$149.29	$144.97	$97.27	$101.16
Class 2	$200.81	$194.99	$129.20	$134.25
Class 2a	$174.17	$169.05	N/A	N/A
Class 3a	$173.59	$168.49	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Financial Condition
March 31, 2017 (unaudited) and December 31, 2016

	Frontier Winton Fund		Frontier Heritage Fund
	3/31/2017	12/31/2016	3/31/2017	12/31/2016
ASSETS

Cash and cash equivalents	$4,360,556	$1,628,208	$953,392	$382,499
U.S. Treasury securities, at fair value	12,645,718	15,533,863	2,764,860	3,701,890
Receivable from futures commission merchants	19,956,335	17,996,697	—	—
Open trade equity, at fair value	—	1,222,524	—	—
Investments in unconsolidated trading companies, at fair value	2,968,002	4,072,450	2,411,550	2,744,640
Swap contracts, at fair value	—	—	7,980,142	8,391,414
Interest receivable	80,813	289,933	18,535	69,095
Receivable from related parties	858,874	551,508	187,784	131,430
Other assets	—	—	178	—

Total Assets	$40,870,298	$41,295,183	$14,316,441	$15,420,968

LIABILITIES & CAPITAL

LIABILITIES
Open trade deficit, at fair value	$174,622	$—	$—	$—
Owner redemptions payable	27,508	23,162	—	—
Management fees payable to Managing Owner	250,675	256,824	—	56,501
Interest payable to Managing Owner	52,239	30,730	11,817	7,420
Service fees payable to Managing Owner	17,378	39,370	3,934	16,457
Trading fees payable to Managing Owner	99,772	55,142	36,883	17,953
Risk analysis fees payable	35,428	12,215	—	—
Advance on unrealized Swap Appreciation	—	—	1,900,000	1,900,000
Other liabilities	23,372	2,880	23,713	18,085

Total Liabilities	680,994	420,323	1,976,347	2,016,416

CAPITAL
Managing Owner - Class 2	305,952	43,553	95,316	73,660
Limited Owner - Class 1	19,189,478	20,284,935	6,838,189	7,507,072
Limited Owner - Class 1AP	35,365	35,478	5,654	5,826
Limited Owner - Class 2	11,311,366	11,402,560	2,453,056	2,670,715

Total Owners’ Capital	30,842,161	31,766,526	9,392,215	10,257,273

Non-Controlling Interests	9,347,143	9,108,334	2,947,879	3,147,279

Total Capital	40,189,304	40,874,860	12,340,094	13,404,552

Total Liabilities and Capital	$40,870,298	$41,295,183	$14,316,441	$15,420,968

Units Outstanding
Class 1	125,478	131,283	59,351	62,779
Class 1AP	214	214	45	45
Class 2	55,242	54,251	15,257	15,946

Net Asset Value per Unit
Class 1	$152.93	$154.51	$115.22	$119.58
Class 1AP	$165.26	$166.17	$125.64	$128.60
Class 2	$210.30	$210.98	$167.02	$172.10

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments (Unaudited)

March 31, 2017

		Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
Description		Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)

SWAPS (1)
	Frontier XXXV Diversified select swap (U.S.)	$8,339,996	14.96%	$—	—	$—	—
	Frontier XXXVII L/S select swap (U.S.)	—	—	—	—	4,282,456	55.65%
	Total Swaps	$8,339,996	14.96%	$—	—	$4,282,456	55.65%

PRIVATE INVESTMENT COMPANIES (3)
	Galaxy Plus Fund - Chesapeake Feeder Fund (518)	$5,373,478	9.64%	$3,562,871	21.67%	$1,654,768	21.50%
	Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	3,064,808	5.50%	1,898,518	11.55%	1,384,279	17.99%
	Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	2,428,880	4.36%	—	—	—	—
	Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	4,535,498	8.13%	—	—	—	—
	Galaxy Plus Fund - QIM Feeder Fund (526) LLC	7,184,786	12.88%	—	—	—	—
	Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	5,779,205	10.36%	—	—	—	—
	Galaxy Plus Fund - Quest Feeder Fund (517) LLC	1,926,236	3.45%	—	—	—	—
	Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	1,820,330	3.26%	—	—	—	—
	Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	5,019,590	9.00%	—	—	—	—
	Galaxy Plus Fund - LRR Feeder Fund (522) LLC	528,249	0.95%	—	—	2,882,628	37.46%
	Total Private Investment Companies	$37,661,060	67.52%	$5,461,389	33.21%	$5,921,675	76.94%

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
	Frontier Trading Company XXXVIII, LLC	$1,424,849	2.56%	$902,599	5.49%	$—	—
	Frontier Trading Company XV, LLC	—	—	3,324,006	20.21%	—	—
	Frontier Trading Company II, LLC	2,584,044	4.63%	1,448,178	8.81%	—	—
	Total Investment in Unconsolidated Trading Companies	$4,008,893	7.19%	$5,674,783	34.51%	$—	—

U.S. TREASURY SECURITIES (2)
FACE VALUE		Fair Value		Fair Value		Fair Value
$8,100,000	US Treasury Note 6.000% due 02/15/2026 (Cost $11,396,990)	$1,950,272	3.50%	$1,235,440	7.51%	$—	—
$16,400,000	US Treasury Note 6.875% due 08/15/2025 (Cost $22,610,670)	4,120,556	7.39%	2,610,249	15.87%	—	—
		$6,070,828	10.89%	$3,845,689	23.39%	$—	—

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value
	US Treasury Note 6.000% due 02/15/2026 (2)	$1,508,459		$955,564
	US Treasury Note 6.875% due 08/15/2025 (2)	3,054,164		1,934,722
		$4,562,623		$2,890,286

Additional Disclosure on U.S. Treasury Securities		Cost		Cost
	US Treasury Note 6.000% due 02/15/2026 (2)	$2,122,455		$1,344,513
	US Treasury Note 6.875% due 08/15/2025 (2)	4,210,774		2,667,400
		$6,333,229		$4,011,913

(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.
(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments (Unaudited)

March 31, 2017

		Frontier		Frontier
		Balanced Fund		Select Fund
		Fair	% of Total Capital	Fair	% of Total Capital
Description		Value	(Net Asset Value)	Value	(Net Asset Value)
LONG FUTURES CONTRACTS*
	Various base metals futures contracts (U.S.)	$3,581	0.00%	$25,740	0.19%
	Various currency futures contracts (Europe)	—	—	164,366	1.19%
	Various currency futures contracts (Far East)	—	—	48,090	0.35%
	Various currency futures contracts (Oceanic)	—	—	18,889	0.14%
	Various currency futures contracts (U.S.)	—	—	36,797	0.27%
	Various energy futures contracts (U.S.)	—	—	3,473	0.03%
	Various energy futures contracts (Europe)	—	—	(4,271)	-0.03%
	Various interest rates futures contracts (Canada)	—	—	(6,325)	-0.05%
	Various interest rates futures contracts (Europe)	—	—	60,713	0.44%
	Various interest rates futures contracts (Far East)	—	—	(2,826)	-0.02%
	Various interest rates futures contracts (Oceanic)	—	—	2,161	0.02%
	Various interest rates futures contracts (U.S.)	—	—	49,450	0.36%
	Various precious metal futures contracts (U.S.)	7,680	0.01%	18,435	0.13%
	Various precious metal futures contracts (Far East)	(1,794)	0.00%	2,485	0.02%
	Various soft futures contract (U.S.)	5,108	0.01%	52,197	0.38%
	Various soft futures contracts (Far East)	(7,779)	-0.01%	—	—
	Various soft futures contract (U.S.)	(2,123)	0.00%	2,026	0.01%
	Various stock index futures contracts (Canada)	—	—	565	0.00%
	Various stock index futures contracts (Europe)	6,770	0.01%	119,287	0.86%
	Various stock index futures contracts (Far East)	(8,917)	-0.01%	(38,314)	-0.28%
	Various stock index futures contracts (Oceanic)	—	—	13,488	0.10%
	Various stock index futures contracts (U.S.)	27,395	0.03%	54,532	0.40%
	Total Long Futures Contracts	$29,921	0.03%	$620,958	4.50%
SHORT FUTURES CONTRACTS*
	Various base metals futures contracts (U.S.)	$(12,075)	-0.02%	$—	—
	Various currency futures contracts (Canada)	—	—	(15,621)	-0.11%
	Various currency futures contracts (Europe)	—	—	(106,732)	-0.77%
	Various currency futures contracts (U.S.)	—	—	(46,017)	-0.33%
	Various energy futures contracts (Europe)	23,181	0.03%	3,308	0.02%
	Various energy futures contracts (Far East)	—	—	(1,207)	-0.01%
	Various energy futures contracts (U.S.)	55,187	0.07%	(83,369)	-0.60%
	Various interest rates futures contracts (Europe)	(19,099)	-0.02%	(31,867)	-0.23%
	Various interest rates futures contracts (Oceanic)	(24,167)	-0.03%	(112,596)	-0.82%
	Various interest rates futures contracts (U.S.)	—	—	(18,874)	-0.14%
	Various precious metal futures contracts (U.S.)	—	—	1,470	0.01%
	Various soft futures contract (U.S.)	—	—	1,380	0.01%
	Various soft futures contracts (Europe)	—	—	8,600	0.06%
	Various soft futures contracts (U.S.)	28,067	0.04%	178,787	1.30%
	Various stock index futures contracts (Africa)	—	—	(203)	0.00%
	Various stock index futures contracts (Europe)	—	—	64	0.00%
	Various stock index futures contracts (U.S.)	—	—	17,253	0.13%
	Total Short Futures Contracts	$51,094	0.06%	$(205,624)	-1.49%
CURRENCY FORWARDS*
	Various currency forwards contracts (NA)	$87,543	0.11%	$(1,050)	-0.01%
	Total Currency Forwards	$87,543	0.11%	$(1,050)	-0.01%
	Total Open Trade Equity (Deficit)	$168,558	0.20%	$414,284	3.00%
SWAP (1)
	Frontier XXXIV Balanced select swap (U.S.)	$18,489,886	23.15%	$—	—
	Total Swap	$18,489,886	23.15%	$—	—

PRIVATE INVESTMENT COMPANIES (3)
	Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	$3,118,673	3.91%	$—	—
	Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	2,738,542	3.43%	—	—
	Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	3,820,710	4.78%	—	—
	Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	7,829,575	9.80%	—	—
	Galaxy Plus Fund - QIM Feeder Fund (526) LLC	12,722,898	15.93%	—	—
	Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	7,155,432	8.96%	—	—
	Galaxy Plus Fund - LRR Feeder Fund (522) LLC	1,439,768	1.80%	—	—
	Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	7,529,693	9.43%	—	—
	Galaxy Plus Fund - Quest Feeder Fund (517) LLC	484,907	0.61%	—	—
	Total Private Investment Companies	$46,840,198	58.65%	$—	—

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
	Frontier Trading Company II, LLC	$3,552,295	4.45%	$—	—
	Frontier Trading Company XXXVIII, LLC	1,178,065	1.48%	528,596	3.83%
	Frontier Trading Company XXXIX, LLC	—	—	2,947,878	21.36%
	Total Investment in Unconsolidated Trading Companies	$4,730,360	5.92%	$3,476,474	25.19%

U.S. TREASURY SECURITIES (2)
FACE VALUE		Fair Value		Fair Value
$8,100,000	US Treasury Note 6.000% due 02/15/2026 (Cost $11,396,990)	$1,612,486	2.02%	$723,520	5.24%
$16,400,000	US Treasury Note 6.875% due 08/15/2025 (Cost $22,610,670)	3,406,877	4.27%	1,528,659	11.08%
		$5,019,363	6.29%	$2,252,179	16.32%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value
	US Treasury Note 6.000% due 02/15/2026 (2)	$1,247,194		$559,614
	US Treasury Note 6.875% due 08/15/2025 (2)	2,525,184		1,133,046
		$3,772,378		$1,692,660

Additional Disclosure on U.S. Treasury Securities		Cost		Cost
	US Treasury Note 6.000% due 02/15/2026 (2)	$1,754,847		$787,397
	US Treasury Note 6.875% due 08/15/2025 (2)	3,481,469		1,562,129
		$5,236,316		$2,349,526

*	Except for those items disclosed, no individual futures, or forwards position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.
(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Condensed Schedule of Investments (Unaudited)
March 31, 2017

		Frontier Winton Fund		Frontier Heritage Fund
	Description	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS*
	Various base metals futures contracts (U.S.)	$23,929	$0.06%	$—	$—
	Various currency futures contracts (U.S.)	29,130	0.07%	—	—
	Various currency futures contracts (Oceanic)	20,915	0.05%	—	—
	Various energy futures contracts (U.S.)	11,776	0.03%	—	—
	Various interest rates futures contracts (Europe)	(3,429)	-0.01%	—	—
	Various interest rates futures contracts (Far East)	(1,256)	0.00%	—	—
	Various interest rates futures contracts (Oceanic)	56	0.00%	—	—
	Various interest rates futures contracts (U.S.)	18,656	0.05%	—	—
	Various precious metal futures contracts (U.S.)	1,805	0.00%	—	—
	Various soft futures contract (U.S.)	5,097	0.01%	—	—
	Various stock index futures contracts (Canada)	(696)	0.00%	—	—
	Various stock index futures contracts (Europe)	352,298	0.88%	—	—
	Various stock index futures contracts (Far East)	(256,323)	-0.64%	—	—
	Various stock index futures contracts (Oceanic)	52,616	0.13%	—	—
	Various stock index futures contracts (U.S.)	3,449	0.01%	—	—
	Total Long Futures Contracts	$258,023	0.64%	$—	$—
SHORT FUTURES CONTRACTS*
	Various currency futures contracts (Canada)	$(8,950)	-0.02%	—	—
	Various currency futures contracts (Europe)	(364,771)	-0.91%	—	—
	Various currency futures contracts (Far East)	(80,131)	-0.20%	—	—
	Various energy futures contracts (U.S.)	(66,590)	-0.17%	—	—
	Various interest rates futures contracts (Canada)	(2,728)	-0.01%	—	—
	Various interest rates futures contracts (Europe)	(57,643)	-0.14%	—	—
	Various interest rates futures contracts (Oceanic)	(96,721)	-0.24%	—	—
	Various interest rates futures contracts (U.S.)	(140,316)	-0.35%	—	—
	Various precious metal futures contracts (U.S.)	(27,115)	-0.07%	—	—
	Various soft futures contract (Europe)	888	0.00%	—	—
	Various soft futures contract (U.S.)	81,374	0.20%	—	—
	Various soft futures contracts (Canada)	378	0.00%	—	—
	Various soft futures contracts (Europe)	441	0.00%	—	—
	Various soft futures contracts (U.S.)	124,184	0.31%	—	—
	Various stock index futures contracts (Africa)	(1,404)	0.00%	—	—
	Various stock index futures contracts (U.S.)	(99,540)	-0.25%	—	—
	Total Short Futures Contracts	$(738,644)	-1.85%	$—	$—
CURRENCY FORWARDS*
	Various currency forwards contracts (NA)	$305,999	0.76%	$—	—
	Total Currency Forwards	$305,999	0.76%	$—	—
	Total Open Trade Equity (Deficit)	$(174,622)	-0.44%	$—	—
SWAP (1)
	Frontier Brevan Howard swap (U.S.)	$—	—	$7,980,142	64.67%
	Total Swap	$—	—	$7,980,142	64.67%

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
	Frontier Trading Company II, LLC	$—	—	$1,762,627	14.28%
	Frontier Trading Company XXXVIII, LLC	2,968,002	7.39%	648,923	5.26%
	Total Investment in Unconsolidated Trading Companies	$2,968,002	7.39%	$2,411,550	19.54%

U.S. TREASURY SECURITIES (2)
FACE VALUE		Fair Value		Fair Value
$8,100,000	US Treasury Note 6.000% due 02/15/2026 (Cost $11,396,990)	$4,062,476	10.11%	$888,220	7.20%
$16,400,000	US Treasury Note 6.875% due 08/15/2025 (Cost $22,610,670)	8,583,242	21.36%	1,876,640	15.21%
		$12,645,718	31.47%	$2,764,860	22.40%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value
	US Treasury Note 6.000% due 02/15/2026 (2)	$3,142,166		$687,003
	US Treasury Note 6.875% due 08/15/2025 (2)	6,361,915		1,390,969
		$9,504,081		$2,077,972

Additional Disclosure on U.S. Treasury Securities		Cost		Cost
	US Treasury Note 6.000% due 02/15/2026 (2)	$4,421,139		$966,638
	US Treasury Note 6.875% due 08/15/2025 (2)	8,771,169		1,917,729
		$13,192,308		$2,884,367

*	Except for those items disclosed, no individual futures, or forwards contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.
(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

December 31, 2016

		Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
Description		Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
SWAPS (1)
	Frontier XXXV Diversified select swap (U.S.)	$8,637,847	15.49%	$—	—	$—	—
	Frontier XXXVII L/S select swap (U.S.)	—	—	—	—	4,220,468	54.84%
	Total Swaps	$8,637,847	15.49%	$—	—	$4,220,468	54.84%

PRIVATE INVESTMENT COMPANIES (3)
	Galaxy Plus Fund - Chesapeake Feeder Fund (518)	$6,399,628	11.48%	$3,455,090	21.01%	$1,610,890	20.93%
	Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	3,558,715	6.38%	2,198,618	13.37%	1,611,845	20.95%
	Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	2,412,065	4.33%	—	—	—	—
	Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	4,103,564	7.36%	—	—	—	—
	Galaxy Plus Fund - QIM Feeder Fund (526) LLC	7,819,114	14.02%	—	—	—	—
	Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	8,600,401	15.42%	—	—	—	—
	Galaxy Plus Fund - Quest Feeder Fund (517) LLC	2,996,494	5.37%	—	—	—	—
	Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	1,856,786	3.33%	—	—	—	—
	Galaxy Plus Fund - LRR Feeder Fund (522) LLC	1,099,207	1.97%	—	—	3,492,407	45.38%
	Total Private Investment Companies	$38,845,974	69.64%	$5,653,708	34.38%	$6,715,142	87.25%

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
	Frontier Trading Company XXXVIII, LLC	$1,710,707	3.07%	$1,130,943	6.88%	$—	—
	Frontier Trading Company XV, LLC	—	—	4,107,816	24.98%	—	—
	Frontier Trading Company II, LLC	2,490,921	4.47%	1,439,347	8.75%	—	—
	Total Investment in Unconsolidated Trading Companies	$4,201,628	7.53%	$6,678,106	40.61%	$—	0.00%

U.S. TREASURY SECURITIES (2)
FACE VALUE		Fair Value		Fair Value		Fair Value
$15,900,000	US Treasury Note 6.000% due 02/15/2026 (Cost $23,564,442)	$3,138,309	5.63%	$2,074,726	12.62%	$—	—
$16,400,000	US Treasury Note 6.875% due 08/15/2025 (Cost $22,950,579)	3,386,971	6.07%	2,239,117	13.62%	—	—
		$6,525,280	11.70%	$4,313,843	26.23%	$—	—

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value
	US Treasury Note 6.000% due 02/15/2026 (2)	$2,489,283		$1,645,658
	US Treasury Note 6.875% due 08/15/2025 (2)	2,567,563		1,697,408
		$5,056,846		$3,343,066

Additional Disclosure on U.S. Treasury Securities		Cost		Cost
	US Treasury Note 6.000% due 02/15/2026 (2)	$3,502,510		$2,315,499
	US Treasury Note 6.875% due 08/15/2025 (2)	3,596,193		2,377,432
		$7,098,703		$4,692,931

(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.
(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

December 31, 2016

		Frontier Balanced Fund		Frontier Select Fund
Description		Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS*
	Various base metals futures contracts (U.S.)	$11,675	0.01%	$56,169	0.41%
	Various currency futures contracts (Europe)	—	—	73,909	0.54%
	Various currency futures contracts (Far East)	—	—	1,360	0.01%
	Various currency futures contracts (Oceanic)	—	—	(41,946)	-0.30%
	Various currency futures contracts (U.S.)	39,959	0.05%	10,283	0.07%
	Various energy futures contracts (U.S.)	(10,780)	-0.01%	163,930	1.19%
	Various energy futures contracts (Europe)	—	—	4,150	0.03%
	Various energy futures contracts (Far East)	—	—	8,788	0.06%
	Various interest rates futures contracts (Canada)	—	—	(503)	0.00%
	Various interest rates futures contracts (Europe)	—	—	166,812	1.21%
	Various interest rates futures contracts (Oceanic)	—	—	444	0.00%
	Various interest rates futures contracts (U.S.)	—	—	18,191	0.13%
	Various precious metal futures contracts (Far East)	—	—	1,950	0.01%
	Various soft futures contract (Europe)	—	—	1,956	0.01%
	Various soft futures contract (Far East)	—	—	111	0.00%
	Various soft futures contract (U.S.)	—	—	(39,001)	-0.28%
	Various soft futures contracts (Far East)	—	—	2,808	0.02%
	Various soft futures contract (U.S.)	(54,314)	-0.07%	—	—
	Various stock index futures contracts (Canada)	—	—	1,894	0.01%
	Various stock index futures contracts (Europe)	3,375	0.00%	56,849	0.41%
	Various stock index futures contracts (Far East)	25,750	0.03%	31,540	0.23%
	Various stock index futures contracts (Oceanic)	—	—	4,760	0.03%
	Various stock index futures contracts (U.S.)	(29,115)	-0.04%	(53,378)	-0.39%
	Total Long Futures Contracts	$(13,450)	-0.03%	$471,076	3.41%
SHORT FUTURES CONTRACTS*
	Various base metals futures contracts (U.S.)	$81,563	0.10%	$(29,896)	-0.22%
	Various currency futures contracts (Canada)	—	—	195	0.00%
	Various currency futures contracts (Europe)	—	—	85,470	0.62%
	Various currency futures contracts (Far East)	—	—	19,041	0.14%
	Various currency futures contracts (Oceanic)	—	—	4,623	0.03%
	Various currency futures contracts (U.S.)	—	—	(8,460)	-0.06%
	Various interest rates futures contracts (Canada)	6,253	0.01%	155	0.00%
	Various interest rates futures contracts (Europe)	—	—	(8,823)	-0.06%
	Various interest rates futures contracts (Far East)	686	0.00%	(6,019)	-0.04%
	Various interest rates futures contracts (Oceanic)	26,568	0.03%	(1,211)	-0.01%
	Various interest rates futures contracts (U.S.)	—	—	45,201	0.33%
	Various precious metal futures contracts (U.S.)	4,790	0.01%	29,150	0.21%
	Various soft futures contract (U.S.)	110,548	0.14%	—	0.00%
	Various soft futures contracts (Europe)	53,851	0.07%	14,154	0.10%
	Various soft futures contracts (U.S.)	15,398	0.02%	46,657	0.34%
	Various stock index futures contracts (Africa)	2,440	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	—	—	(2,802)	-0.02%
	Various stock index futures contracts (Far East)	—	—	(2,456)	-0.02%
	Various stock index futures contracts (U.S.)	—	—	23,255	0.17%
	Total Short Futures Contracts	$302,097	0.38%	$208,234	1.51%
CURRENCY FORWARDS*
	Various currency forwards contracts (NA)	$(50,986)	-0.06%	$6,712	0.05%
	Total Currency Forwards	$(50,986)	-0.06%	$6,712	0.05%
	Total Open Trade Equity (Deficit)	$237,661	0.29%	$686,022	4.97%
SWAP (1)
	Frontier XXXIV Balanced select swap (U.S.)	$18,939,450	23.72%	$—	—
	Total Swap	$18,939,450	23.72%	$—	—

PRIVATE INVESTMENT COMPANIES (3)
	Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	$4,190,798	5.25%	$—	—
	Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	2,786,543	3.49%	—	—
	Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	4,114,892	5.15%	—	—
	Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	7,071,313	8.85%	—	—
	Galaxy Plus Fund - QIM Feeder Fund (526) LLC	12,623,819	15.81%	—	—
	Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	10,626,274	13.31%	—	—
	Galaxy Plus Fund - LRR Feeder Fund (522) LLC	2,989,088	3.74%	—	—
	Galaxy Plus Fund - Quest Feeder Fund (517) LLC	902,546	1.13%	—	—
	Total Private Investment Companies	$45,305,273	56.73%	$—	—

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
	Frontier Trading Company II, LLC	$3,403,939	4.26%	$—	—
	Frontier Trading Company XXXVIII, LLC	2,561,392	3.21%	763,587	5.53%
	Frontier Trading Company XXXIX, LLC	—	—	3,147,279	22.81%
	Total Investment in Unconsolidated Trading Companies	$5,965,331	7.47%	$3,910,866	28.34%

U.S. TREASURY SECURITIES (2)
FACE VALUE		Fair Value		Fair Value
$15,900,000	US Treasury Note 6.000% due 02/15/2026 (Cost $23,564,442)	$4,698,901	5.88%	$1,400,809	10.15%
$16,400,000	US Treasury Note 6.875% due 08/15/2025 (Cost $22,950,579)	5,071,216	6.35%	1,511,802	10.96%
		$9,770,117	12.23%	$2,912,611	21.11%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value
	US Treasury Note 6.000% due 02/15/2026 (2)	$3,727,134		$1,111,111
	US Treasury Note 6.875% due 08/15/2025 (2)	3,844,339		1,146,052
		$7,571,473		$2,257,163

Additional Disclosure on U.S. Treasury Securities		Cost		Cost
	US Treasury Note 6.000% due 02/15/2026 (2)	$5,244,210		$1,563,373
	US Treasury Note 6.875% due 08/15/2025 (2)	5,384,478		1,605,189
		$10,628,688		$3,168,562

*	Except for those items disclosed, no individual futures, or forwards position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.
(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

December 31, 2016

		Frontier Winton Fund		Frontier Heritage Fund
	Description	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS*
	Various base metals futures contracts (U.S.)	$(88,088)	-0.22%	$—	—
	Various energy futures contracts (U.S.)	65,612	0.16%	—	—
	Various interest rates futures contracts (Europe)	88,638	0.22%	—	—
	Various interest rates futures contracts (Oceanic)	(341)	0.00%	—	—
	Various interest rates futures contracts (U.S.)	7,094	0.02%	—	—
	Various precious metal futures contracts (U.S.)	(3,860)	-0.01%	—	—
	Various soft futures contract (U.S.)	(84,938)	-0.21%	—	—
	Various soft futures contracts (Canada)	(2,131)	-0.01%	—	—
	Various stock index futures contracts (Canada)	(969)	0.00%	—	—
	Various stock index futures contracts (Europe)	242,128	0.60%	—	—
	Various stock index futures contracts (Far East)	305,316	0.76%	—	—
	Various stock index futures contracts (Oceanic)	57,116	0.14%	—	—
	Various stock index futures contracts (U.S.)	(201,831)	-0.50%	—	—
	Total Long Futures Contracts	$383,746	0.95%	$—	—
SHORT FUTURES CONTRACTS*
	Various base metals futures contracts (U.S.)	$(252,279)	-0.63%	$—	—
	Various currency futures contracts (Canada)	11,540	0.03%	—	—
	Various currency futures contracts (Europe)	272,806	0.68%	—	—
	Various currency futures contracts (Far East)	168,888	0.42%	—	—
	Various currency futures contracts (Oceanic)	2,980	0.01%	—	—
	Various currency futures contracts (U.S.)	9,590	0.02%	—	—
	Various energy futures contracts (U.S.)	(82,280)	-0.20%	—	—
	Various interest rates futures contracts (Canada)	(1,012)	0.00%	—	—
	Various interest rates futures contracts (Europe)	(8,794)	-0.02%	—	—
	Various interest rates futures contracts (Far East)	(11,060)	-0.03%	—	—
	Various interest rates futures contracts (Oceanic)	(2,831)	-0.01%	—	—
	Various interest rates futures contracts (U.S.)	127,078	0.32%	—	—
	Various precious metal futures contracts (U.S.)	174,345	0.43%	—	—
	Various soft futures contract (Europe)	44,780	0.11%	—	—
	Various soft futures contract (U.S.)	291,378	0.73%	—	—
	Various stock index futures contracts (Africa)	2,019	0.01%	—	—
	Various stock index futures contracts (U.S.)	(7,228)	-0.02%	—	—
	Total Short Futures Contracts	$739,920	1.83%	$—	—
CURRENCY FORWARDS*
	Various currency forwards contracts (NA)	$98,858	0.25%	$—	—
	Total Currency Forwards	$98,858	0.25%	$—	—
	Total Open Trade Equity (Deficit)	$1,222,524	3.03%	$—	—
SWAP (1)
	Frontier Brevan Howard swap (U.S.)	$—	—	$8,391,414	68.00%
	Total Swap	$—	—	$8,391,414	68.00%

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
	Frontier Trading Company II, LLC	$—	—	$1,774,130	14.38%
	Frontier Trading Company XXXVIII, LLC	4,072,450	10.13%	970,510	7.86%
	Total Investment in Unconsolidated Trading Companies	$4,072,450	10.13%	$2,744,640	22.24%

U.S. TREASURY SECURITIES (2)
FACE VALUE		Fair Value		Fair Value
$15,900,000	US Treasury Note 6.000% due 02/15/2026 (Cost $23,564,442)	$7,470,952	18.59%	$1,780,410	14.43%
$16,400,000	US Treasury Note 6.875% due 08/15/2025 (Cost $22,950,579)	8,062,911	20.06%	1,921,480	15.57%
		$15,533,863	38.65%	$3,701,890	29.99%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value
	US Treasury Note 6.000% due 02/15/2026 (2)	$5,925,905		$1,412,208
	US Treasury Note 6.875% due 08/15/2025 (2)	6,112,254		1,456,617
		$12,038,159		$2,868,825

Additional Disclosure on U.S. Treasury Securities		Cost		Cost
	US Treasury Note 6.000% due 02/15/2026 (2)	$8,337,960		$1,987,027
	US Treasury Note 6.875% due 08/15/2025 (2)	8,560,976		2,040,174
		$16,898,936		$4,027,201

*	Except for those items disclosed, no individual futures, or forwards contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.
(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Operations
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)

					Frontier Long/Short Commodity
	Frontier Diversified Fund		Frontier Masters Fund		Fund

	3/31/2017	3/31/2016	3/31/2017	3/31/2016	3/31/2017	3/31/2016

Investment income:
Interest - net	$73,263	$153,985	$40,095	$57,379	$—	$22,970

Total Income	73,263	153,985	40,095	57,379	—	22,970

Expenses:
Incentive Fees (rebate)	(63,508)	921,036	—	226,228	—	134,601
Management Fees	27,958	238,847	85,229	161,635	—	138,546
Service Fees - Class 1	44,833	76,178	28,774	47,135	7,461	21,031
Trading Fees	466,674	356,708	190,175	138,344	76,785	49,619
Other Fees	—	—	—	—	—	—

Total Expenses	475,957	1,592,769	304,178	573,342	84,246	343,797

Investment (loss) - net	(402,694)	(1,438,784)	(264,083)	(515,963)	(84,246)	(320,827)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	1,800,760	—	302,978	—	211,534	—
Net realized gain/(loss) on private investment companies	479,093	—	130,706	—	161,511	—
Net unrealized gain/(loss) on swap contracts	(297,851)	(1,240,231)	—	—	61,988	(75,579)
Net realized gain/(loss) on U.S. Treasury securities	(175,480)	18,406	(109,189)	6,077	—	2,649
Net unrealized gain/(loss) on U.S. Treasury securities	211,292	1,201,604	126,735	494,017	—	194,814
Trading commissions	—	—	—	—	—	—
Change in fair value of investments in unconsolidated trading companies	(10,291)	2,992,776	(62,391)	1,366,245	—	(41,329)

Net gain/(loss) on investments	2,007,523	2,972,555	388,839	1,866,339	435,033	80,555

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	1,604,829	1,533,771	124,756	1,350,376	350,787	(240,272)

Less: Operations attributable to non-controlling interests	—	—	—	—	—	—

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$1,604,829	$1,533,771	$124,756	$1,350,376	$350,787	$(240,272)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$2.88	$2.91	$0.30	$6.14	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	$2.22	$(2.21)
Class 2	$3.80	$3.84	$0.87	$7.47	$3.61	$(2.60)
Class 2a	N/A	N/A	N/A	N/A	$3.81	$(2.03)
Class 3	$3.61	$3.63	$0.89	$7.02	$4.07	$(2.61)
Class 3a	N/A	N/A	N/A	N/A	$4.48	$(1.97)

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds
Statements of Operations
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)

	Frontier Balanced Fund		Frontier Select Fund

	3/31/2017	3/31/2016	3/31/2017	3/31/2016

Investment income:
Interest - net	$1,161	$7,337	$—	$—

Total Income/(loss)	1,161	7,337	—	—

Expenses:
Incentive Fees (rebate)	—	935,617	—	23,986
Management Fees	38,479	234,025	56,175	70,821
Risk analysis Fees	4,424	—	6,829	—
Service Fees - Class 1	398,860	484,072	69,331	93,444
Trading Fees	539,715	172,789	49,044	26,180

Total Expenses	981,478	1,826,503	181,379	214,431

Investment (loss) - net	(980,317)	(1,819,166)	(181,379)	(214,431)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(376,111)	1,617,558	172,961	2,016,474
Net unrealized gain/(loss) on private investment companies	2,665,330	—	—	—
Net realized gain/(loss) on private investment companies	1,120,852	—	—	—
Net change in open trade equity/(deficit)	(69,103)	(17,640)	(271,738)	(4,350)
Net unrealized gain/(loss) on swap contracts	(449,564)	(2,201,706)	—	—
Net realized gain/(loss) on U.S. Treasury securities	(147,316)	25,792	(64,076)	748
Net unrealized gain/(loss) on U.S. Treasury securities	191,825	1,670,998	77,777	71,447
Trading commissions	(23,765)	(78,483)	(33,530)	(28,929)
Change in fair value of investments in unconsolidated trading companies	14,644	4,033,474	(247,759)	403,455

Net gain/(loss) on investments	2,926,792	5,049,993	(366,365)	2,458,845

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	1,946,475	3,230,827	(547,744)	2,244,414

Less: Operations attributable to non-controlling interests	—	108,355	(54,310)	918,943

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$1,946,475	$3,122,472	$(493,434)	$1,325,471

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$3.01	$4.15	$(4.18)	$9.05
Class 1AP	$4.32	$5.38	$(3.89)	$10.22
Class 2	$5.82	$7.23	$(5.05)	$13.57
Class 2a	$5.12	$6.61	N/A	N/A
Class 3a	$5.10	$6.59	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds
Statements of Operations
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)

	Frontier Winton Fund		Frontier Heritage Fund

	3/31/2017	3/31/2016	3/31/2017	3/31/2016

Investment income:
Interest - net	$—	$176	$—	$—

Total Income	—	176	—	—

Expenses:
Incentive Fees (rebate)	(49,790)	99,067	(4,603)	9,072
Management Fees	261,955	275,820	58,992	63,021
Risk analysis Fees	35,428	—	—	—
Service Fees - Class 1	142,629	179,855	52,095	67,669
Trading Fees	149,338	68,324	59,674	22,714

Total Expenses	539,560	623,066	166,158	162,476

Investment (loss) - net	(539,560)	(622,890)	(166,158)	(162,476)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	2,307,335	2,528,723	—	—
Net change in open trade equity/(deficit)	(1,397,146)	76,154	—	—
Net unrealized gain/(loss) on private investment companies	—	—	—	—
Net unrealized gain/(loss) on swap contracts	—	—	(411,272)	897,095
Net realized gain/(loss) on U.S. Treasury securities	(359,934)	14,357	(78,653)	3,064
Net unrealized gain/(loss) on U.S. Treasury securities	434,549	1,042,863	94,476	227,789
Trading commissions	(16,737)	(22,138)	—	—
Change in fair value of investments in unconsolidated trading companies	(281,256)	(607,638)	22,047	109,315

Net gain/(loss) on investments	686,811	3,032,321	(373,402)	1,237,263

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	147,251	2,409,431	(539,560)	1,074,787

Less: Operations attributable to non-controlling interests	395,538	1,243,146	(199,400)	443,002

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(248,287)	$1,166,285	$(340,160)	$631,785

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(1.58)	$5.01	$(4.36)	$6.49
Class 1AP	$(0.91)	$6.55	$(2.96)	$7.80
Class 2	$(0.68)	$8.31	$(5.08)	$10.43

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Changes in Owners’ Capital
For the Three Months Ended March 31, 2017
(Unaudited)

	Frontier Diversified Fund								Frontier Masters Fund
	Class 1	Class 1	Class 2	Class 2	Class 3	Class 3			Class 1	Class 2	Class 2	Class 3	Class 3

							Non-							Non-
	Managing		Managing	Limited	Managing	Limited	Controlling		Limited	Managing	Limited	Managing	Limited	Controlling
	Owner	Limited Owners	Owner	Owners	Owner	Owners	Interests	Total	Owners	Owner	Owners	Owner	Owners	Interests	Total
Owners’ Capital, December 31, 2016	$—	$5,189,420	$460,196	$37,771,385	$33,899	$13,016,491	$—	$56,471,391	$5,361,626	$336,691	$5,320,871	$32,970	$6,117,149	$—	$17,169,307

Sale of Units	—	3,063	—	599,571	182,372	751,752	—	1,536,758	2,610	—	65,000	—	364,269	—	431,879
Redemption of Units	—	(1,213,227)	(146,669)	(1,241,942)	—	(1,247,303)	—	(3,849,141)	(465,552)	(209,040)	(269,446)	—	(338,109)	—	(1,282,147)
Transfer of Units In(Out)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Change in control of ownership - Private investment companies	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Payment made by the Managing Owner	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	—	108,999	12,638	1,098,804	(1,081)	385,469	—	1,604,829	22,424	8,424	42,508	246	51,154	—	124,756

Owners’ Capital, March 31, 2017	$—	$4,088,255	$326,165	$38,227,818	$215,190	$12,906,409	$—	$55,763,837	$4,921,108	$136,075	$5,158,933	$33,216	$6,194,463	$—	$16,443,795

Owners’ Capital - Units, December 31, 2016	—	44,569	3,462	284,124	275	105,594			47,530	2,615	41,318	275	51,022

Sale of Units (including transfers)	—	26	—	4,572	1,421	6,083			23	—	505	—	2,975
Redemption of Units (including transfers)	—	(10,328)	(1,076)	(9,140)	—	(9,952)			(4,042)	(1,565)	(2,034)	—	(2,711)

Owners’ Capital - Units, March 31, 2017	—	34,267	2,386	279,556	1,696	101,725			43,511	1,050	39,789	275	51,286

				(1)		(1)					(1)		(1)
Net asset value per unit at December 31, 2016		$116.43		$132.94		$123.27			$112.80		$128.78		$119.89

Change in net asset value per unit for the Three months ended March 31, 2017		2.88		3.80		3.61			0.30		0.87		0.89

Net asset value per unit at March 31, 2017		$119.31		$136.74		$126.88			$113.10		$129.65		$120.78

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Changes in Owners’ Capital
For the Three Months Ended March 31, 2017
(Unaudited)

	Frontier Long/Short Commodity Fund

	Class 2		Class 3	Class 1a	Class 2a		Class 3a

	Managing								Non-Controlling
	Owner	Limited Owners	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Interests	Total

Owners’ Capital, December 31, 2016	$299,889	$508,474	$4,405,863	$1,913,595	$234,742	$728,453	$11,715	$1,162,796	—	$9,265,527

Sale of Units	—	—	—	—	—	—	—	704,623	—	704,623
Redemption of Units	(266,500)	(39,495)	(714,148)	(1,052,525)	(210,852)	(23,243)	(10,565)	(308,093)	—	(2,625,421)
Transfer of Units In(Out)	—	—	—	—	—	—	—	—	—	—
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	—	—
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	17,505	13,749	152,889	73,710	16,547	26,062	877	49,448	—	350,787

Owners’ Capital, March 31, 2017	$50,894	$482,728	$3,844,604	$934,780	$40,437	$731,272	$2,027	$1,608,774	$—	$7,695,516

Owners’ Capital - Units, December 31, 2016	2,316	3,924	33,685	20,628	2,222	6,893	109	10,816

Sale of Units (including transfers)	—	—	—	—	—	—	—	6,214
Redemption of Units (including transfers)	(1,939)	(294)	(5,180)	(10,788)	(1,858)	(208)	(91)	(2,663)

Owners’ Capital - Units, March 31, 2017	377	3,630	28,505	9,840	364	6,685	18	14,367

		(1)				(1)		(1)
Net asset value per unit at December 31, 2016		$129.56	$130.80	$92.78		$105.67		$107.50

Change in net asset value per unit for the Three months ended March 31, 2017		3.61	4.07	2.22		3.81		4.48

Net asset value per unit at March 31, 2017		$133.17	$134.87	$95.00		$109.48		$111.98

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Changes in Owners’ Capital
For the Three Months Ended March 31, 2017
(Unaudited)

	Frontier Balanced Fund
	Class 1	Class 1AP	Class 2		Class 2a		Class 3a

			Managing		Managing	Limited		Non-Controlling
	Limited Owners	Limited Owners	Owner	Limited Owners	Owner	Owners	Limited Owners	Interests	Total

Owners’ Capital, December 31, 2016	$56,955,371	$677,181	$530,387	$21,871,170	$209,112	$307,144	$1,749,006	$—	$82,299,371

Sale of Units	34,075	—	—	4,937	123,835	—	—	—	162,847
Redemption of Units	(4,066,907)	(90,030)	(75,000)	(285,713)	—	—	(30,584)	—	(4,548,234)
Transfer of Units In(Out)	—	—	—	—	—	—	—	—	—
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	—
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	1,198,965	19,853	14,016	645,285	6,587	9,241	52,528	—	1,946,475

Owners’ Capital, March 31, 2017	$54,121,504	$607,004	$469,403	$22,235,679	$339,534	$316,385	$1,770,950	$—	$79,860,459

Owners’ Capital - Units, December 31, 2016	422,530	4,671	2,720	112,166	1,237	1,817	10,380

Sale of Units (including transfers)	255	—	—	25	712	—	—
Redemption of Units (including transfers)	(30,064)	(605)	(383)	(1,463)	—	—	(178)

Owners’ Capital - Units, March 31, 2017	392,721	4,066	2,337	110,728	1,949	1,817	10,202

				(1)		(1)
Net asset value per unit at December 31, 2016	$134.80	$144.97		$194.99		$169.05	$168.49

Change in net asset value per unit for the Three months ended March 31, 2017	3.01	4.32		5.82		5.12	5.10

Net asset value per unit at March 31, 2017	$137.81	$149.29		$200.81		$174.17	$173.59

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Changes in Owners’ Capital
For the Three Months Ended March 31, 2017
(Unaudited)

	Frontier Select Fund						Frontier Winton Fund						Frontier Heritage Fund
	Class 1	Class 1AP	Class 2				Class 1	Class 1AP	Class 2				Class 1	Class 1AP	Class 2
											Non-
	Limited	Limited	Managing	Limited	Non-Controlling		Limited	Limited	Managing	Limited	Controlling		Limited	Limited	Managing	Limited	Non-Controlling
	Owners	Owners	Owner	Owners	Interests	Total	Owners	Owners	Owner	Owners	Interests	Total	Owners	Owners	Owner	Owners	Interests	Total

Owners’ Capital, December 31, 2016	$10,540,702	$29,897	$9,397	$1,402,043	$4,107,816	$16,089,855	$20,284,935	$35,478	$43,553	$11,402,560	$9,108,334	$40,874,860	$7,507,072	$5,826	$73,660	$2,670,715	$3,147,279	$13,404,552

Sale of Units	1,467	—	98,345	—	—	99,812	30,102	—	267,829	—	—	297,931	9,862	—	24,575	—	—	34,437
Redemption of Units	(1,090,824)	(4,175)	—	(17,740)	—	(1,112,739)	(919,596)	—	—	(54,413)	—	(974,009)	(417,190)	—	—	(142,145)	—	(559,335)
Change in control of ownership - Trading Companies	—	—	—	—	(729,500)	(729,500)	—	—	—	—	(156,729)	(156,729)	—	—	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	—	(54,310)	(54,310)	—	—	—	—	395,538	395,538	—	—	—	—	(199,400)	(199,400)
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	(438,679)	(1,113)	(1,370)	(52,272)	—	(493,434)	(205,963)	(113)	(5,430)	(36,781)	—	(248,287)	(261,555)	(172)	(2,919)	(75,514)	—	(340,160)

Owners’ Capital, March 31, 2017	$9,012,666	$24,609	$106,372	$1,332,031	$3,324,006	$13,799,684	$19,189,478	$35,365	305,952	$11,311,366	$9,347,143	$40,189,304	$6,838,189	$5,654	$95,316	$2,453,056	$2,947,879	$12,340,094

Owners’ Capital - Units, December 31, 2016	112,059	296	70	10,444			131,283	214	207	54,044			62,779	45	428	15,518

Sale of Units (including transfers)	16	—	753	—			198	—	1,252	—			83	—	143	—
Redemption of Units (including transfers)	(11,800)	(43)	—	(134)			(6,003)	—	—	(261)			(3,511)	—	—	(832)

Owners’ Capital - Units, March 31, 2017	100,275	253	823	10,310			125,478	214	1,459	53,783			59,351	45	571	14,686

				(1)						(1)						(1)
Net asset value per unit at December 31, 2016	$94.06	$101.16		$134.25			$154.51	$166.17		$210.98			$119.58	$128.60		$172.10

Change in net asset value per unit for the Three months ended March 31, 2017	(4.18)	(3.89)		(5.05)			(1.58)	(0.91)		(0.68)			(4.36)	(2.96)		(5.08)

Net asset value per unit at March 31, 2017	$89.88	$97.27		$129.20			$152.93	$165.26		$210.30			$115.22	$125.64		$167.02

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Cash Flows
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	3/31/2017	3/31/2016	3/31/2017	3/31/2016	3/31/2017	3/31/2016

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$1,604,829	$1,533,771	$124,756	$1,350,376	$350,787	$(240,272)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in ownership allocation of U.S. Treasury securities	(1,453,071)	(5,614,267)	(721,980)	2,709,419	(3,640)	1,126,530
Net unrealized (gain)/loss on swap contracts	297,851	1,240,231	—	—	(61,988)	75,579
Net unrealized (gain)/loss on U.S. Treasury securities	(211,292)	(1,201,604)	(126,735)	(494,017)	49,442	(194,814)
Net realized (gain)/loss on U.S. Treasury securities	175,480	(18,406)	109,189	(6,077)	(38,832)	(2,649)
Net unrealized gain/(loss) on private investment companies	(1,800,760)	—	(302,978)	—	(211,534)	—
Net realized gain/(loss) on private investment companies	(479,093)	—	(130,706)	—	(161,511)	—
(Purchases) sales of:
Sales of U.S. Treasury securities	1,892,340	2,760,417	1,177,476	846,363	—	361,384
Purchase of U.S. Treasury securities	—	(6,518,818)	—	(2,380,650)	—	(948,803)
U.S. Treasury interest and premium paid/amortized	50,995	—	30,204	—	(6,970)	—
Purchase of Private Investment Companies	(5,000,000)	—	—	—	—	—
Sale of Private Investment Companies	8,464,767	—	626,003	—	1,166,513	—
Increase and/or decrease in:
Investments in unconsolidated trading companies, at fair value	192,735	1,019,187	1,003,323	(1,407,118)	—	(147,956)
Prepaid service fees - Class 1	—	3,771	—	7,355	—	338
Interest receivable	79,006	253,771	55,210	140,930	—	56,927
Receivable from related parties	(180,648)	—	(108,035)	(4,488)	87,670	(818)
Other assets	(44,935)	—	(21,739)	—	(5,969)	—
Incentive fees payable to Managing Owner	—	716,122	—	183,977	—	106,193
Management fees payable to Managing Owner	(23,496)	(2,145)	(50,174)	(968)	—	(2,212)
Interest payable to Managing Owner	—	2,642	—	(181)	—	706
Trading fees payable to Managing Owner	175,667	8,726	74,231	(2,276)	31,681	(863)
Service fees payable to Managing Owner	19,581	(3,374)	237	(1,073)	(1,186)	452
Payables to related parties	—	(812)	—	—	738,945	—
Other liabilities	33,054	(1)	23,407	27	(6,872)	1

Net cash provided by (used in) operating activities	3,793,010	(5,820,790)	1,761,689	941,598	1,926,536	189,722

Cash Flows from Financing Activities:
Proceeds from sale of units	1,536,758	7,585,885	431,879	1,148,978	704,623	25,206
Payment for redemption of units	(3,849,141)	(4,595,777)	(1,282,147)	(3,486,877)	(2,625,421)	(733,808)
Pending owner additions	—	29	—	43	—	—
Owner redemptions payable	(61,482)	(309)	(131,841)	108,020	(5,738)	1,500

Net cash provided by (used in) financing activities	(2,373,865)	2,989,828	(982,109)	(2,229,836)	(1,926,536)	(707,102)

Net increase (decrease) in cash and cash equivalents	1,419,145	(2,830,962)	779,580	(1,288,238)	—	(517,380)

Cash and cash equivalents, beginning of period	674,227	3,283,973	546,509	1,421,994	—	570,169
Cash and cash equivalents, end of period	$2,093,372	$453,012	$1,326,089	$133,757	$—	$52,790

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Cash Flows
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)

	Frontier Balanced Fund		Frontier Select Fund
	3/31/2017	3/31/2016	3/31/2017	3/31/2016

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$1,946,475	$3,230,827	$(547,744)	$2,244,414
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	69,103	17,640	271,738	4,350
Net change in ownership allocation of U.S. Treasury securities	3,146,236	(2,195,925)	(34,784)	789,804
Net unrealized (gain)/loss on swap contracts	449,564	2,201,706	—	—
Net unrealized (gain)/loss on U.S. Treasury securities	(191,825)	(1,670,998)	(77,777)	(71,447)
Net realized (gain)/loss on U.S. Treasury securities	147,316	(25,792)	64,076	(748)
Net unrealized gain/(loss) on private investment companies	(2,665,330)	—	—	—
Net realized gain/(loss) on private investment companies	(1,120,852)	—	—	—
(Purchases) sales of:
Sales of U.S. Treasury securities	1,588,622	3,835,630	690,980	103,593
Purchases of U.S. Treasury securities	—	(9,340,565)	—	(320,766)
U.S. Treasury interest and premium paid/amortized	60,405	—	17,936	—
Purchase of Private Investment Companies	(7,500,000)	—	—	—
Sale of Private Investment Companies	9,751,257	—	—	—
Increase and/or decrease in:
Receivable from futures commission merchants	(1,432,803)	69,519	1,342,785	(2,519,184)
Change in control of ownership - trading companies	—	94,513	(729,500)	280,988
Change in control of ownership - private investment companies	—	—	—	—
Investments in unconsolidated trading companies, at fair value	1,234,971	30,155	434,392	(410,760)
Interest receivable	131,800	415,909	39,325	24,176
Receivable from related parties	5,968	—	(49,556)	—
Other assets	(361)	—	(144)	3
Incentive fees payable to Managing Owner	—	829,054	—	23,986
Management fees payable to Managing Owner	(14,311)	(1,458)	46,800	1,404
Interest payable to Managing Owner	12,663	18,088	6,400	(527)
Trading fees payable to Managing Owner	147,164	852	14,793	296
Service fees payable to Managing Owner	(43,815)	108	(6,618)	793
Risk analysis fees payable	3,269	—	4,526	—
Payables to related parties	—	2,015	—	165
Other liabilities	28,163	4	4,464	(156)

Net cash provided by (used in) operating activities	5,753,679	(2,488,718)	1,492,092	150,384

Cash Flows from Financing Activities:
Proceeds from sale of units	162,847	53,392	99,812	4,233
Payment for redemption of units	(4,548,234)	(1,495,158)	(1,112,739)	(361,720)
Pending owner additions	—	991	—	115
Owner redemptions payable	(721,071)	(366,226)	(134,579)	2,651

Net cash provided by (used in) financing activities	(5,106,458)	(1,807,001)	(1,147,506)	(354,721)

Net increase (decrease) in cash and cash equivalents	647,221	(4,295,719)	344,586	(204,337)

Cash and cash equivalents, beginning of period	1,083,579	4,895,183	432,021	220,371
Cash and cash equivalents, end of period	$1,730,800	$599,464	$776,607	$16,034

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Cash Flows
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)

	Frontier Winton Fund		Frontier Heritage Fund
	3/31/2017	3/31/2016	3/31/2017	3/31/2016

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$147,251	$2,409,431	$(539,560)	$1,074,787
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	1,397,146	(76,154)	—	—
Net change in ownership allocation of U.S. Treasury securities	(1,015,270)	2,959,214	82,507	931,889
Net unrealized (gain)/loss on swap contracts	—	—	411,272	(897,095)
Net unrealized (gain) loss on U.S. Treasury securities, at fair value	(434,549)	(1,042,863)	(94,476)	(227,789)
Net realized (gain) loss on U.S. Treasury securities, at fair value	359,934	(14,357)	78,653	(3,064)
(Purchases) sale of:
Sales of U.S. Treasury Securities	3,881,462	1,972,415	848,182	419,374
Purchases of U.S. Treasury Securities	—	(5,237,808)	—	(1,129,741)
U.S. Treasury interest and premium paid/amortized	96,568	—	22,163	—
Increase and/or decrease in:
Receivable from futures commission merchants	(1,959,638)	(4,344,236)	—	—
Change in control of ownership of trading companies	(156,729)	759,513	—	(82,540)
Investments in unconsolidated trading companies, at fair value	1,104,448	(134,046)	333,090	(456,441)
Interest receivable	209,120	273,181	50,560	63,055
Receivable from related parties	(307,366)	—	(56,354)	—
Other assets	—	2	(178)	2
Incentive fees payable to Managing Owner	—	99,067	—	9,072
Management fees payable to Managing Owner	(6,149)	(1,228)	(56,501)	(576)
Interest payable to Managing Owner	21,509	6,484	4,397	807
Trading fees payable to Managing Owner	44,630	268	18,930	77
Service fees payable to Managing Owner	(21,992)	152	(12,523)	64
Risk analysis fees payable	23,213	—	—	—
Payables to related parties	—	3,649	—	301
Other liabilities	20,493	—	5,629	—

Net cash provided by (used in) operating activities	3,404,080	(2,367,316)	1,095,791	(297,818)

Cash Flows from Financing Activities:
Proceeds from sale of units	297,931	41,296	34,437	10,011
Payment for redemption of units	(974,009)	(243,128)	(559,335)	(233,077)
Pending owner additions	—	331	—	152
Owner redemptions payable	4,346	(51,671)	—	(69,146)

Net cash provided by (used in) financing activities	(671,732)	(253,172)	(524,898)	(292,060)

Net increase (decrease) in cash and cash equivalents	2,732,348	(2,620,488)	570,893	(589,878)

Cash and cash equivalents, beginning of period	1,628,208	2,928,616	382,499	655,319
Cash and cash equivalents, end of period	$4,360,556	$308,128	$953,392	$65,441

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds

Notes to Financial Statements (Unaudited)

1.	Organization and Purpose

Frontier Funds, formerly Equinox Frontier Funds, which is referred to in this report as “the Trust”, was formed on August 8, 2003, as a Delaware statutory trust. Please refer to the consolidated financial statements of the Trust included within this periodic report. The Trust is a multi-advisor commodity pool, as described in Commodity Futures Trading Commission (the “CFTC”) Regulation § 4.10(d)(2). The Trust has authority to issue separate series, or each, a Series, of units of beneficial interest (the “Units”) pursuant to the requirements of the Delaware Statutory Trust Act, as amended (the “Trust Act”). The assets of each Series are valued and accounted for separately from the assets of other Series. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Trust is managed by Frontier Fund Management, LLC (the “Managing Owner”).

On December 5, 2016, Equinox Fund Management, LLC (“Equinox”), the Managing Owner, and Wakefield Advisors, LLC (“Wakefield”) entered into a Unit Purchase Agreement (the “Agreement”). Equinox was the former Managing Owner of the Trust and the Series. Pursuant to the Agreement, Equinox agreed to transfer to the Managing Owner such amount of Equinox’s General Units (as defined in the Trust Agreement) as the Managing Owner shall be required to hold in its capacity as managing owner of the Trust pursuant to the Trust Agreement, and redeem the remainder of Equinox’s General Units (the “Transaction”).

The Transaction was consummated on March 6, 2017, and upon consummation of the Transaction, the Managing Owner became the managing owner of the Trust and each Series, in replacement of Equinox. The Transaction constituted a change of operational control in respect of the Trust and each Series. On the date of consummation, the names of the Series were changed from Equinox Frontier Diversified Fund to Frontier Diversified Fund, Equinox Frontier Masters Fund to Frontier Masters Fund, Equinox Frontier Long/Short Commodity Fund to Frontier Long/Short Commodity Fund, Equinox Frontier Balanced Fund to Frontier Balanced Fund, Equinox Frontier Select Fund to Frontier Select Fund, Equinox Frontier Winton Fund to Frontier Winton Fund, and from Equinox Frontier Heritage Fund to Frontier Heritage Fund.

In connection with the foregoing, the Trust Agreement was amended to effect certain changes to replace Equinox as the managing owner and to reflect the Managing Owner as the new managing owner. Also, the Managing Owner has temporarily suspended the sale of Units (as defined in the Trust Agreement) while the Managing Owner engages with the Securities and Exchange Commission to have declared effective a post-effective amendment to the Series’ registration statements, as well as approval by the NFA. The Series will file Form 8-K to announce the resumption of the sale of Units, which the Managing Owner expects will occur shortly.

Purchasers of Units are limited owners of the Trust (“Limited Owners”) with respect to beneficial interests of the Series’ Units purchased. The Trust Act provides that, except as otherwise provided in the second amended and restated declaration of trust and trust agreement dated December 9, 2013, as further amended, by and among the Managing Owner, Wilmington Trust Company as trustee and the unitholders, as may be amended from time to time ( “Trust Agreement”), unitholders of the Trust will have the same limitation of liability as do stockholders of private corporations organized under the General Corporation Law of the State of Delaware. The Trust Agreement confers substantially the same limited liability, and contains the same limited exceptions thereto, as would a limited partnership agreement for a Delaware limited partnership engaged in like transactions as the Trust. In addition, pursuant to the Trust Agreement, the Managing Owner of the Trust is liable for obligations of a Series in excess of that Series’ assets. Limited owners do not have any such liability. The Managing Owner will make contributions to the Series of the Trust necessary to maintain at least a 1% interest in the aggregate capital, profits and losses of the combined Series of the Trust.

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

The Trust has seven (7) separate and distinct Series of Units issued and outstanding: Frontier Diversified Fund, Frontier Masters Fund, Frontier Long/Short Commodity Fund, Frontier Balanced Fund, Frontier Select Fund, Frontier Winton Fund, and Frontier Heritage Fund (each a “Series” and collectively, the “Series”). The Trust, with respect to the Series, may issue additional Series of Units.

The Trust, with respect to each Series:

●	engages in the speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts), and may, from time to time, engage in cash and spot transactions;

●	allocates funds to a limited liability trading company or companies (“Trading Company” or “Trading Companies”) and Galaxy Plus entities (“Galaxy Plus”). Except as otherwise described in these notes, each Trading Company and Galaxy Plus entity has one-year renewable contracts with its own independent commodity trading advisor(s), or each, a Trading Advisor, that will manage all or a portion of such Trading Company’s and Galaxy Plus assets and make the trading decisions for the assets of each Series vested in such Trading Company and Galaxy Plus entity. Each Trading Company and Galaxy Plus entity will segregate its assets from any other Trading Company and Galaxy Plus entity;

●	maintains separate, distinct records for each Series, and accounts for the assets of each Series separately from the other Series;

●	calculates the Net Asset Value (“NAV”) of its Units for each Series separately from the other Series;

●	has an investment objective of increasing the value of each Series’ Units over the long term (capital appreciation), while managing risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments;

●	maintains each Series of Units in three to seven sub-classes—Class 1, Class 1AP, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of Frontier Diversified Fund, Frontier Masters Fund, and Frontier Long/Short Commodity Fund are charged a service fee of up to two percent (2.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of Selling Agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to two percent (2.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to two percent (2.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. Investors who have purchased Class 1 or Class 1a Units of Frontier Balanced Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Winton Fund are charged a service fee of up to three percent (3.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 and Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to Selling Agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Frontier Diversified Fund, and Frontier Masters Fund or Class 2a Units of the Frontier Long/Short Commodity Fund sold until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series. Class 1AP was created as a sub-class of Class 1 and it has been presented separately because the fees applicable to it are different from those applicable to Class 1. Currently the service fee is not charged to Class 1AP investors. The Managing Owner may also pay Selling Agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such Selling Agents; and

●	all payments made to selling agents who are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and their associated persons that constitute underwriting compensation will be subject to the limitations set forth in Rule 2310(b)(4)(B)(ii) (formerly Rule 2810(b)(4)(B)(ii)) of the Conduct Rules of FINRA (“Rule 2310”). An investor’s Class 1 Units or Class 2 Units of any Series, or Class 1a Units or Class 2a Units of the Frontier Long/Short Commodity Fund or Frontier Balanced Fund will be classified as Class 3 or Class 3a Units of such Series, as applicable, when the Managing Owner determines that the fee limitation set forth in Rule 2310 with respect to such Units has been reached or will be reached. The service fee limit applicable to each unit sold is reached upon the earlier of when (i) the aggregate initial and ongoing service fees received by the selling agent with respect to such unit equals 9% of the purchase price of such unit or (ii) the aggregate underwriting compensation (determined in accordance with FINRA Rule 2310) paid in respect of such unit totals 10% of the purchase price of such unit. No service fees are paid with respect to Class 3 or Class 3a Units. Units of any Class in a Series may be redeemed, in whole or in part, on a daily basis, at the then current NAV per Unit for such Series on the day of the week after the date the Managing Owner is in receipt of a redemption request for at least one (1) Business Day to be received by the Managing Owner prior to 4:00 PM in New York.

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

As of March 31, 2017, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund, Frontier Winton Fund, and Frontier Heritage separates Units into a maximum of three separate Classes- Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Balanced Fund separates Units into a maximum of five separate Classes— Class 1, Class 1AP, Class 2, Class 2A and Class 3A. The Trust, with respect to the Frontier Long/Short Commodity Fund separates Units into a maximum of five separate Classes—Class 1A, Class 2A, Class 2, Class 3A and Class 3. Between April 15, 2016 and December 31, 2016, a portion of the interests in Frontier Trading Company I, LLC and all of the interests in Frontier Trading Company VII, LLC, and Frontier Trading Company XXIII LLC held by Frontier Diversified Fund, Frontier Masters Fund, Frontier Balanced Fund and Frontier Long/Short Commodity Fund were exchanged for equivalent interests in the Galaxy Plus Managed Account Platform (“Galaxy Plus”) which is an unaffiliated, third-party managed account platform. The assets of Frontier Trading Company I, LLC, which included exposure to Quantmetrics Capital Management LLP’s Multi-Strategy Program, Quantitative Investment Management, LLC’s Quantitative Global Program, Quest Partners LLC’s Quest Tracker Index Program, Chesapeake Capital Management, LLC’s Diversified Program, and Doherty Advisors LLC’s Relative Value Moderate Program, the assets of Frontier Trading Company VII, LLC, which included exposure to Emil van Essen LLC’s Multi-Strategy Program, Red Oak Commodity Advisors, Inc.’s Fundamental Diversified Program, Rosetta Capital Management, LLC’s Rosetta Trading Program, and Landmark Trading Company’s Landmark Program, and the assets of Frontier Trading Company XXIII, LLC which included exposure to Fort L.P.’s Global Contrarian Program have been transferred to individual Delaware limited liability companies (“Master Funds”) in Galaxy Plus. Each Master Fund is sponsored and operated by Gemini Alternative Funds, LLC (“Sponsor”). The Sponsor has contracted with the trading advisors to manage the portfolios of the Master Funds pursuant to the advisors’ respective program. For those Series that invest in Galaxy Plus, approximately 30-70% of those Series assets are used to support the margin requirements of the Master Funds. The remaining assets of the Series are split between investments in Trading Companies and a pooled cash management account that invests primarily in U.S. Treasury securities. For those Series that do not invest in Galaxy Plus, their assets are split between investments in Trading Companies and investments in the pooled cash management account.

As of March 31, 2017, Frontier Winton Fund has invested a portion of its assets in a single Trading Company, and a single Trading Advisor manages 100% of the assets invested in such Trading Company. Each of the remaining Series has invested a portion of its assets in several different Trading Companies or Galaxy Plus entities and one or more Trading Advisors may manage the assets invested in such Trading Companies or Galaxy Plus entities.

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

Basis of Presentation – The Series of the Trust follow U.S. Generally Accepted Accounting Principles (“GAAP”), as established by the Financial Accounting Standards Board (the “FASB”), to ensure consistent reporting of financial condition, condensed schedules of investments, results of operations, changes in capital and cash flows. The Trust is an investment company following accounting and reporting guidance in Accounting Standards Codification (“ASC”) 946.

Consolidation – The Series, through investing in the Trading Companies and Galaxy Plus, authorize certain Trading Advisors to place trades and manage assets at pre-determined investment levels. The Trading Companies were organized by the Managing Owner for the purpose of investing in commodities interests and derivative instruments, and have no operating income or expenses, except for trading income and expenses and a risk analysis fee, all of which is allocated to the Series. Galaxy Plus is a series of Delaware limited liability companies, sponsored by Gemini Alternative Funds, LLC, that create exposure to a variety of third party professional managed futures and foreign exchange advisors. Galaxy Plus is available to qualified high-net-worth individuals and institutional investors. Trading Companies in which a Series has a controlling and majority interest as calculated on that Series’ pro-rata net asset value in the Trading Company are consolidated by such Series. This represents a change in accounting policy from prior year in which controlling and majority interest was calculated on each Series pro-rata notional ownership of the Trading Company. The two measurements approximate each other and, as such, do not have a material impact on the presentation on the statements of financial condition or results of operations. Investments in Trading Companies in which a Series does not have a controlling and majority interest and all interests in Galaxy Plus entities are accounted for using net asset value as the practical expedient, which approximates fair value. Fair value represents the proportionate share of the Series’ interest in the NAV in a Trading Company or Galaxy Plus entity. The equity interest held by Series of the Trust is shown as investments in unconsolidated Trading Companies or investments in Private Investment Companies in the statements of financial condition. The income or loss attributable thereto in proportion of investment level is shown in the statements of operations as change in fair value of investments in unconsolidated Trading Companies or net unrealized gain/(loss) on private investment companies.

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

As of March 31, 2017, the consolidated statement of financial condition of Frontier Balanced Fund included the assets and liabilities of its majority interest in Frontier Trading Company I, LLC and Frontier Trading Company XXXIV, LLC.

For the three months ended March 31, 2017, the consolidated statement of operations of Frontier Balanced Fund included the earnings of its majority interest in Frontier Trading Company I, LLC and Frontier Trading Company XXXIV, LLC.

As of March 31, 2017 the consolidated statement of financial condition of Frontier Long/Short Commodity Fund included the assets and liabilities of its majority owned Trading Company, Frontier Trading Company XXXVII, LLC.

For the three months ended March 31, 2017, the consolidated statement of operations of Frontier Long/Short Commodity Fund included the earnings of its majority owned Trading Company listed above.

As of March 31, 2017, the consolidated statement of financial condition of Frontier Diversified Fund included the assets and liabilities of its majority owned Frontier Trading Company XXXV, LLC.

For the three months ended March 31, 2017, the consolidated statement of operations of Frontier Diversified Fund included the earnings of its majority owned Trading Company listed above.

As of March 31, 2017, the consolidated statement of financial condition of Frontier Heritage Fund included the assets and liabilities of its majority owned Frontier Trading Company XXXIX, LLC.

For the three months ended March 31, 2017, the consolidated statement of operations of Frontier Heritage Fund included the earnings of its majority owned Trading Company listed above.

As of March 31, 2017, the consolidated statement of financial condition of Frontier Select Fund included the assets and liabilities of its majority owned Frontier Trading Company XV, LLC.

For the three months ended March 31, 2017, the consolidated statement of operations of Frontier Select Fund included the earnings of its majority owned Trading Company listed above.

As of March 31, 2017, the consolidated statement of financial condition of Frontier Winton Fund included the assets and liabilities of its majority owned Frontier Trading Company II, LLC.

For the three months ended March 31, 2017, the consolidated statement of operations of Frontier Winton Fund included the earnings of its majority owned Trading Company listed above.

As of and for the three months ended March 31, 2017 Frontier Master Fund did not have a majority interest in any Trading Company.

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

Use of Estimates – The preparation of financial statements in conformity with GAAP may require the Managing Owner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The valuation of swap contracts requires significant estimates as well as the valuation of certain other investments. Please refer to Note 3 for discussion of valuation methodology. Actual results could differ from these estimates, and such differences could be material.

Cash and Cash Equivalents – Cash and cash equivalents include cash and overnight investments in interest-bearing demand deposits held at banks with original maturities of three months or less. This cash is not restricted.

Interest Income – U.S. Treasury Securities are pooled for purposes of maximizing returns on these assets to investors of all Series. Interest income from pooled cash management assets is recognized on the accrual basis and allocated daily to each Series based upon its daily proportion of ownership of the pool. Aggregate interest income from all sources, including U.S. Treasuries and assets held at a futures commission merchant (“FCM”), of up to two percentage points of the aggregate percentage yield (annualized) of net asset value less any fair market value related to swaps, is paid to the Managing Owner by the Frontier Balanced Fund (Class 1, and Class 2 only), Frontier Select Fund, Frontier Winton Fund and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a, Class 3a only), Frontier Masters Fund and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 20% of the total interest allocated to each Series was paid to the Managing Owner from January 1, 2016 through April 28, 2016; thereafter 100% of the interest is retained by the respective Series. In addition, if interest rates fall below 0.75%, the Managing Owner is paid the difference between the Trust’s annualized interest income that is allocated to each of such Series and 0.75%. All interest not paid to the Managing Owner is interest income to the Series, and shown net on the statement of operations.

U.S. Treasury Securities – U.S. Treasury Securities are allocated to all Series of the Trust based on each Series’ percentage ownership in the pooled cash management assets as of the reporting date. They are reported at fair value as Level 1 inputs under ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). The Series of the Trust valued U.S. Treasury Securities at fair value and recorded the daily change in value in the statements of operations as net unrealized gain/(loss) on U.S. Treasury securities. Accrued interest is reported on the statements of financial condition as interest receivable.

Receivable From Futures Commission Merchants – The Series of the Trust deposit assets with a FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust, with respect to the Series, earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of March 31, 2017 included restricted cash for margin requirements of $3,113,620 for the Frontier Balanced Fund, $4,998,204 for the Frontier Select Fund, and $12,582,640 for the Frontier Winton Fund.

Investment Transactions – Futures, options on futures, forward and swap contracts are recorded on a trade date basis and realized gains or losses are recognized when contracts are settled. Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the statements of financial condition as open trade equity (deficit) for futures and forwards as there exists a right of offset of unrealized gains or losses in accordance with ASC 210, Balance Sheet (“ASC 210”) and Accounting Standards Update (ASU) 2013-01, Balance Sheet (Topic 210).

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

Purchase and Sales of Private Investment Companies – The Series are able to subscribe into and redeem from the Galaxy Plus entities on a weekly basis. The value of the Private Investment Companies is determined by the Sponsor and reported on a daily basis. The change in value is calculated as the difference between the total purchase proceeds and the fair value calculated by the Sponsor and is recorded as net unrealized gain/(loss) on private investment companies on the statements of operations.

Foreign Currency Transactions – The Series’ functional currency is the U.S. dollar, however, they transact business in currencies other than the U.S. dollar. The Series do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from fluctuations arising from changes in market prices of securities held. Such fluctuations are included with the net realized or unrealized gain or loss from investments.

Allocation of Earnings – Each Series of the Trust may maintain between three or seven subclasses of Units – Class 1, Class 2, Class 3, Class 1a, Class 2a, Class 3a and Class 1AP. All classes have identical voting, dividend, liquidation and other rights and the same terms and conditions, except that fees charged to a Class or Series differ as described below. Revenues, expenses (other than expenses attributable to a specific class), and realized and unrealized trading gains and losses of each Series are allocated daily to Class 1, Class 1a, Class 2, Class 2a, Class 3, Class 3a and Class 1AP Units based on each Class’ respective owners’ capital balances as applicable to the classes maintained by the Series.

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

Investments and Swaps – The Trust, with respect to the Series, records investment transactions on a trade date basis and at fair value, with changes in fair value reported as a component of realized and unrealized gains/(losses) on investments in the statements of operations. Investments in Private Investment Companies are valued utilizing the net asset values as a practical expedient. Certain Series of the Trust strategically invest a portion or all of their assets in total return swaps, selected at the discretion of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more underlying investment products or indices. In a typical swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. The valuation of swap contracts requires significant estimates. Swap contracts are reported at fair value based upon daily reports from the counterparty. The Managing Owner reviews and approves current day pricing of the commodity trading advisor (“CTA”) positions, as received from the counterparty which includes intra-day volatility and volume and daily index performance, that is used to determine a daily fair value NAV for the swap contracts.

Income Taxes – The Trust, with respect to the Series, applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust, with respect to the Series’, financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust, with respect to the Series. The 2012 through 2016 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

Fees and Expenses – All management fees, incentive fees, service fees and trading fees of the Trust, with respect to the Series, are paid to the Managing Owner. It is the responsibility of the Managing Owner to pay all Trading Advisor management and incentive fees, selling agent service fees and all other operating expenses and continuing offering costs of the Trust, with respect to the Series. Only management fees and incentive fees related to assets allocated through Trading Companies are included in expense on the Statement of Operations. The Series are all charged management and incentive fees on the asset allocated through the Galaxy Plus entities. Those fees are included in unrealized gain/(loss) on private investment companies on the Statements of Operations.

Service Fees – The Trust may maintain each Series of Units in three to seven sub-classes – Class 1, Class 1AP, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of Frontier Diversified Fund, Frontier Masters Fund, and Frontier Long/Short Commodity Fund are charged a service fee of up to two percent (2.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to two percent (2.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 and Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to two percent (2.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. Investors who have purchased Class 1 or Class 1a Units of Frontier Balanced Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Winton Fund are charged a service fee of up to three percent (3.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 and Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to selling agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Frontier Diversified Fund and Frontier Masters Fund or Class 2a Units of the Frontier Long/Short Commodity Fund sold) until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series for administrative purposes. Currently the service fee is not charged to Class 1AP investors. The Managing Owner may also pay selling agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such selling agents.

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

Subsequent Events – The Series, follow the provisions of ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date and up through the date the financial statements are issued.

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

Investments in Private Investment Companies. Investments in private investment companies are valued utilizing the net asset values provided by the underlying private investment companies as a practical expedient. The Fund applies the practical expedient to its investments in private investment companies on an investment-by-investment basis, and consistently with the Fund’s entire position in a particular investment, unless it is probable that the Fund will sell a portion of an investment at an amount different from the net asset value of the investment. Management has adopted Accounting Standards Update (“ASU”) ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) have not been classified in the fair value hierarchy below.

The following table summarizes the instruments that comprise the Trust, with respect to the Series, financial asset portfolio, by Series, measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value. Investments in private investment companies are valued utilizing the net asset values provided by the underlying private investment companies as a practical expedient. Each Series applies the practical expedient to its investments in private investment companies on an investment-by-investment basis, and consistently with the Series entire position in a particular investment, unless it is probable that the Series will sell a portion of an investment at an amount different from the net asset value of the investment.

				Total
March 31, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value

Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$3,968,758	$40,135	$—	$4,008,893
Swap Contracts	—	—	8,339,996	8,339,996
U.S. Treasury Securities	6,070,828	—	—	6,070,828
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	5,651,965	22,818	—	5,674,783
U.S. Treasury Securities	3,845,689	—	—	3,845,689
Frontier Long/Short Commodity Fund
Swap Contracts	—	—	4,282,456	4,282,456
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	4,675,339	55,021	—	4,730,360
Open Trade Equity (Deficit)	81,015	87,543	—	168,558
Swap Contracts	—	—	18,489,886	18,489,886
U.S. Treasury Securities	5,019,363	—	—	5,019,363
Frontier Select Fund
Investment in Unconsolidated Trading Companies	528,596	—	2,947,878	3,476,474
Open Trade Equity (Deficit)	415,334	(1,050)	—	414,284
U.S. Treasury Securities	2,252,179	—	—	2,252,179
Frontier Winton Fund
Investment in Unconsolidated Trading Companies	2,968,002	—	—	2,968,002
Open Trade Equity (Deficit)	(480,621)	305,999	—	(174,622)
U.S. Treasury Securities	12,645,718	—	—	12,645,718
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	2,383,611	27,939	—	2,411,550
Swap Contracts	—	—	7,980,142	7,980,142
U.S. Treasury Securities	2,764,860	—	—	2,764,860

				Total
December 31, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value

Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$4,188,662	$12,966	$—	$4,201,628
Swap Contracts	—	—	8,637,847	8,637,847
U.S. Treasury Securities	6,525,280	—	—	6,525,280
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	6,667,632	10,474	—	6,678,106
U.S. Treasury Securities	4,313,843	—	—	4,313,843
Frontier Long/Short Commodity Fund
Swap Contracts	—	—	4,220,468	4,220,468
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	5,998,541	(33,210)	—	5,965,331
Open Trade Equity (Deficit)	288,647	(50,986)	—	237,661
Swap Contracts	—	—	18,939,450	18,939,450
U.S. Treasury Securities	9,770,117	—	—	9,770,117
Frontier Select Fund
Investment in Unconsolidated Trading Companies	759,978	3,609	3,147,279	3,910,866
Open Trade Equity (Deficit)	679,310	6,712	—	686,022
U.S. Treasury Securities	2,912,611	—	—	2,912,611
Frontier Winton Fund
Investment in Unconsolidated Trading Companies	4,020,731	51,719	—	4,072,450
Open Trade Equity (Deficit)	1,123,666	98,858	—	1,222,524
U.S. Treasury Securities	15,533,863	—	—	15,533,863
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	2,735,614	9,026	—	2,744,640
Swap Contracts	—	—	8,391,414	8,391,414
U.S. Treasury Securities	3,701,890	—	—	3,701,890

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the statements of operations. Investment in unconsolidated trading company asset gains and losses (realized/unrealized) included in earnings are classified in “Change in fair value of investments in unconsolidated trading companies.” During the three months ended March 31, 2017, all identified Level 3 assets were components of the Frontier Diversified Fund, Frontier Long/Short Commodity Fund, Frontier Balanced Fund, Frontier Select Fund, and Frontier Heritage Fund.

For the Three Months Ended March 31, 2017

		Frontier Long/Short
	Frontier Balanced Fund	Commodity Fund

Balance of recurring Level 3 assets as of January 1, 2017	$18,939,450	$4,220,468
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	(449,564)	61,988
Change in ownership allocation	—	—
Transfers in and/or out of Level 3	—	—
Balance of recurring Level 3 assets as of March 31, 2017	$18,489,886	$4,282,456

	Frontier Diversified Fund	Frontier Heritage Fund

Balance of recurring Level 3 assets as of January 1, 2017	$8,637,847	$8,391,414
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	(297,851)	(411,272)
Change in ownership allocation	—	—
Transfers in and/or out of Level 3	—	—
Balance of recurring Level 3 assets as of March 31, 2017	$8,339,996	$7,980,142

Investments in Unconsolidated Trading Companies:

Frontier Select Fund

Balance of recurring Level 3 assets as of January 1, 2017	$3,147,279
Change in fair value of investments in unconsolidated trading companies	(199,401)
Advance on unrealized Swap Appreciation	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of March 31, 2017	$2,947,878

For the Year Ended December 31, 2016

Swaps:
		Frontier Long/Short	Frontier
	Frontier Diversified Fund	Commodity Fund	Balanced Fund

Balance of recurring Level 3 assets as of January 1, 2016	$8,685,849	$4,332,428	$19,157,520
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—	—
Included in earnings-unrealized	(48,002)	(111,960)	(218,070)
Change in ownership allocation	—	—	—
Transfers in and/or out of Level 3	—	—	—
Balance of recurring Level 3 assets as of December 31, 2016	8,637,847	$4,220,468	$18,939,450

	Frontier Heritage Fund

Balance of recurring Level 3 assets as of January 1, 2016	$7,960,268
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	431,146
Change in ownership allocation	—
Transfers in and/or out of Level 3	—
Balance of recurring Level 3 assets as of December 31, 2016	$8,391,414

Investments in Unconsolidated Trading Companies:

Frontier Select Fund

Balance of recurring Level 3 assets as of January 1, 2016	$3,933,919
Change in fair value of investments in unconsolidated trading companies	368,596
Advance on unrealized Swap Appreciation	(1,155,236)
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of December 31, 2016	$3,147,279

The Series of the Trust assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Series’ accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the three months ended March 31, 2017, the Trust did not transfer any assets between Levels 1, 2 or 3.

The amounts reflected in the change in ownership allocation result from changes in ownership in the underlying Trading Companies at the Series level, which have resulted in changes in consolidation or de-consolidation by the Series. The ownership in the Trading Companies is accounted for under the equity method, which approximates fair value.

The amounts reflected in the change in ownership allocation result from changes in ownership in the underlying Trading Companies at the Series level, which have resulted in changes in consolidation or de-consolidation by the Series. The ownership in the Trading Companies is accounted for under the equity method, which approximates fair value. The Frontier Heritage Fund and the Frontier Select Fund jointly own the Frontier Brevan Howard swap. The Frontier Heritage Fund owns the majority interest in the Frontier Brevan Howard swap.

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at March 31, 2017:

		Frontier
	Frontier	Long/Short	Frontier	Frontier
	Diversified Fund	Commodity Fund	Balanced Fund	Heritage Fund
Swap Contracts	$(297,851)	$61,988	$(449,564)	$(411,272)

	Frontier Select
	Fund
Investments in Unconsolidated Trading Companies	$(199,401)

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2016:

		Frontier
	Frontier	Long/Short	Frontier	Frontier
	Diversified Fund	Commodity Fund	Balanced Fund	Heritage Fund
Swap Contracts	$(48,002)	$(111,960)	$(218,070)	$431,146

	Frontier
	Select Fund
Investments in Unconsolidated Trading Companies	$368,596

4.	Swap Contracts

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of March 31, 2017 and December 31, 2016, approximately 10.3% and 10.2%, respectively, of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain swaps and is recorded as collateral within the swap fair value within the statement of financial condition. The cash held with the counterparty is not restricted.

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

To help to reduce counterparty risk on the Series, the Managing Owner has the right to reduce the Series’ exposure and remove cash from the Series’ total return swaps with Deutsche Bank AG. This cash holding shall be in excess of $250,000, and may not exceed 40% of the Index exposure in total. Index exposure is defined as the total notional amount plus any profit. The funds are charged interest on this cash holding and any amount removed will be offset against the final settlement value of the swap. As of March 31, 2017, the Frontier Balanced Fund, the Frontier Diversified Fund, the Frontier Long/Short Commodity Fund and Frontier Heritage Fund, had $4,926,555, $2,500,000, $115,000, and $1,900,000, respectively, in cash holdings as shown in the Fund’s Statements of Financial Conditions under advance on unrealized swap appreciation, which relates to the Trading Companies’ total return swaps with Deutsche Bank AG.

The Series have invested in the following swaps as of and for the three months ended March 31, 2017:

	Frontier Balanced Fund	Frontier Diversified Fund	Frontier Long/Short Commodity Fund	Frontier Heritage Fund
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$22,580,043	$13,851,707	$1,877,692	$11,413,283
Termination Date	8/2/2018	8/2/2018	8/7/2018	3/26/2018
Cash Collateral	$9,600,000	$3,400,000	$3,880,000	$5,986,000
Swap Value	$8,889,886	$4,939,996	$402,456	$1,994,142
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	($449,564)	($297,851)	$61,988	($411,272)
Fair Value as of 3/31/2017	$18,489,886	$8,339,996	$4,282,456	$7,980,142
Advance on swap appreciation	($4,926,555)	($2,500,000)	($115,000)	($1,900,000)

The Series have invested in the following swaps as of and for the year ended December 31, 2016:

	Frontier Balanced Fund	Frontier Diversified Fund	Frontier Long/Short Commodity Fund	Frontier Heritage Fund
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$22,580,043	$13,851,707	$1,877,692	$11,413,283
Termination Date	8/2/2018	8/2/2018	8/7/2018	3/26/2018
Cash Collateral	$9,600,000	$3,400,000	$3,880,000	$5,986,000
Swap Value	$9,339,450	$5,237,847	$340,468	$2,405,414
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	($218,070)	($48,002)	($111,960)	$431,146
Fair Value as of 12/31/2016	$18,939,450	$8,637,847	$4,220,468	$8,391,414
Advance on swap appreciation	($4,926,555)	($2,500,000)	($115,000)	($1,900,000)

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

 The following table summarizes each of the Series’ investments in unconsolidated Trading and Private Investment Companies as of March 31, 2017 and December 31, 2016:

	As of March 31, 2017		As of December 31, 2016
	Percentage of		Percentage of
	Series Net		Series Net
	Assets Invested		Assets Invested
	in Unconsolidated		in Unconsolidated
	Trading and Private		Trading and Private
	Investment Companies	Fair Value	Investment Companies	Fair Value

Series

Frontier Diversified Series —
Frontier Trading Companies II and XXXVIII	7.19%	$4,008,893	7.44%	$4,201,628
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	3.26%	1,820,330	3.29%	1,856,786
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	9.64%	5,373,478	11.33%	6,399,628
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	4.36%	2,428,880	4.27%	2,412,065
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	5.50%	3,064,808	6.30%	3,558,715
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	8.13%	4,535,498	7.27%	4,103,564
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	0.95%	528,249	1.95%	1,099,207
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	12.88%	7,184,786	13.85%	7,819,114
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	10.36%	5,779,205	15.23%	8,600,401
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	3.45%	1,926,236	5.31%	2,996,494
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	9.00%	5,019,590	—	—

Frontier Masters Series —
Frontier Trading Companies II, XV and XXXVIII	34.51%	$5,674,783	38.79%	$6,678,106
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	21.67%	3,562,871	20.12%	3,455,090
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	11.55%	1,898,518	12.81%	2,198,618

Frontier Long/Short Commodity Series —
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	21.22%	$1,654,768	17.39%	1,610,890
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	17.75%	1,384,279	17.40%	1,611,845
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	36.97%	2,882,628	37.70%	3,492,407

Frontier Balanced Series —
Frontier Trading Companies II and XXXVIII	5.92%	$4,730,360	7.25%	$5,965,331
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	3.43%	2,738,542	3.39%	2,786,543
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	4.78%	3,820,710	5.00%	4,114,892
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	3.91%	3,118,673	5.09%	4,190,798
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	9.80%	7,829,575	8.59%	7,071,313
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	1.80%	1,439,768	3.63%	2,989,088
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	15.93%	12,722,898	15.34%	12,623,819
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	8.96%	7,155,432	12.91%	10,626,274
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	0.61%	484,907	1.10%	902,546
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	9.43%	7,529,693	—	—

Frontier Select Series —
Frontier Trading Companies XXXVIII and XXXIX	25.19%	$3,476,474	24.33%	$3,910,866

Frontier Winton Fund
Frontier Trading Company XXXVIII	7.39%	$2,968,002	9.96%	$4,072,450

Frontier Heritage Series —
Frontier Trading Companies II and XXXVIII	19.54%	$2,411,550	20.48%	$2,744,640

The following tables summarize each of the Series; equity in earnings from unconsolidated Trading and Private Investment Companies for three months ended March 31, 2017 and 2016.

	Three Months Ended March 31, 2017				Three Months Ended March 31, 2016
			Change in				Change in
	Trading	Realized	Unrealized	Net Income	Trading	Realized	Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)
Trading Company

Frontier Balanced Fund —
Frontier Trading Company I, LLC	$—	—	—	—	$(157,072)	$3,776,064	$(839,943)	$2,779,049
Frontier Trading Company II, LLC	(3,013)	393,079	(229,677)	160,389	(3,834)	437,433	4,959	438,558
Frontier Trading Company VII, LLC	—	—	—	—	(42,259)	(709,503)	2,546,996	1,795,234
Frontier Trading Company XXXVIII, LLC	—	—	(145,745)	(145,745)	(9,945)	(817,203)	(159,283)	(986,431)
Frontier Trading Company XXIX, LLC	—	—	—	—	(10)	7,074	—	7,064
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(21,400)	(165,958)	139,284	(48,074)	—	—	—	—
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(30,836)	65,015	(3,247)	30,932	—	—	—	—
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(266,736)	305,378	586,966	625,608	—	—	—	—
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(51,011)	485,719	323,893	758,601	—	—	—	—
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	—	—	(445,146)	(445,146)	—	—	—	—
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(968,914)	4,086,647	(603,298)	2,514,435	—	—	—	—
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	(85,477)	378,608	194,533	487,664	—	—	—	—
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(7,926)	108,029	(267,713)	(167,610)	—	—	—	—
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(18,911)	27,469	21,214	29,772	—	—	—	—
Total	$(1,454,224)	$5,683,986	$(428,936)	$3,800,826	$(213,120)	$2,693,865	$1,552,729	$4,033,474

Frontier Winton Fund —
Frontier Trading Company XXXVIII, LLC	$—	—	(281,256)	(281,256)	$(5,685)	$(517,940)	$(84,013)	$(607,638)
Total	$—	$—	$(281,256)	$(281,256)	$(5,685)	$(517,940)	$(84,013)	$(607,638)

Frontier Frontier Select Fund —
Frontier Trading Company XXXIX, LLC	$—	$—	$(199,401)	$(199,401)	$(1,697)	$—	$444,699	$443,002
Frontier Trading Company XXXVIII, LLC	—	—	(48,358)	(48,358)	(342)	(35,482)	(3,723)	(39,547)
Total	$—	$—	$(247,759)	$(247,759)	$(2,039)	$(35,482)	$440,976	$403,455

Frontier Heritage Fund —
Frontier Trading Company II, LLC	$(1,582)	205,958	(119,773)	84,603	$(2,066)	$236,237	$7,296	$241,467
Frontier Trading Company XXXVIII, LLC	—	—	(62,556)	(62,556)	(1,220)	(113,136)	(17,796)	(132,152)
Total	$(1,582)	$205,958	$(182,329)	$22,047	$(3,286)	$123,101	$(10,500)	$109,315

Frontier Long/Short Commodity Fund
Frontier Trading Company I, LLC	$—	—	—	—	$(2,398)	$(16,177)	$(157,698)	$(176,273)
Frontier Trading Companies VII, LLC	—	—	—	—	(21,945)	(275,777)	543,257	245,535
Frontier Trading Company XXXVIII, LLC	—	—	—	—	(1,044)	(94,696)	(14,851)	(110,591)
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	(23,979)	(20,152)	88,010	43,879	—	—	—	—
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(110,395)	123,650	217,765	231,020	—	—	—	—
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	—	—	98,146	98,146	—	—	—	—
Total	$(134,374)	$103,498	$403,921	$373,045	$(25,387)	$(386,650)	$370,708	$(41,329)

Frontier Diversified Fund —
Frontier Trading Company I, LLC	$—	—	—	—	$(137,214)	$2,545,837	$(725,957)	$1,682,666
Frontier Trading Company II, LLC	(2,207)	287,834	(168,084)	117,543	(2,862)	327,231	21,313	345,682
Frontier Trading Company VII, LLC	—	—	—	—	(35,220)	(648,724)	2,235,332	1,551,388
Frontier Trading Company XXIII, LLC	—	—	—	—	(17,627)	67,978	58,004	108,355
Frontier Trading Company XXXVIII, LLC	—	—	(127,834)	(127,834)	(7,062)	(566,912)	(121,341)	(695,315)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(18,795)	(110,622)	92,962	(36,455)	—	—	—	—
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	(27,081)	(209,832)	411,774	174,861	—	—	—	—
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(21,265)	39,737	(1,568)	16,904	—	—		—
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LLC	(231,611)	274,493	479,780	522,662	—	—	—	—
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(37,392)	281,553	188,043	432,204	—	—	—	—
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	—	—	(165,105)	(165,105)	—	—	—	—
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(605,293)	2,419,961	(310,537)	1,504,131	—	—	—	—
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	(82,684)	306,260	157,534	381,110	—	—	—	—
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(33,083)	458,019	(995,039)	(570,103)	—	—	—	—
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(12,810)	18,312	14,142	19,644	—	—	—	—
Total	$(1,072,221)	$3,765,715	$(423,932)	$2,269,562	$(199,985)	$1,725,410	$1,467,351	$2,992,776

Frontier Masters Fund —
Frontier Trading Company I, LLC	$—	—	—	—	$(5,098)	$(36,859)	$(351,921)	$(393,878)
Frontier Trading Company II, LLC	45,189	166,870	(97,159)	114,900	(1,709)	196,149	23,001	217,441
Frontier Trading Company VII, LLC	—	—	—	—	(20,788)	(362,846)	1,291,104	907,470
Frontier Trading Company XV, LLC	(63,500)	78,115	(115,394)	(100,779)	(13,399)	933,829	(1,487)	918,943
Frontier Trading Company XXXVIII, LLC	—	—	(76,512)	(76,512)	(2,512)	(241,160)	(40,059)	(283,731)
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	(37,315)	(42,890)	187,492	107,287	—	—	—	—
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(139,418)	169,016	296,799	326,397	—	—		—
Total	$(195,044)	$371,111	$195,226	$371,293	$(43,506)	$489,113	$920,638	$1,366,245

The Series investments in private investment companies have certain redemption and liquidity restrictions which are described in the following table:

	Redemptions	Redemptions	Liquidity
	Notice Period	Permitted	Restrictions
Equinox Frontier Diversified Fund
Multi-Strategy
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	24 hours	Daily	None
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton Feeder Fund (538) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517)	24 hours	Daily	None
Option Trading
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	24 hours	Daily	None

Equinox Frontier Masters Fund
Trend Following
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	24 hours	Daily	None
Multi-Strategy
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	24 hours	Daily	None

Equinox Frontier Long/Short Commodity Fund
Trend Following
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	24 hours	Daily	None
Multi-Strategy
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	24 hours	Daily	None
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	24 hours	Daily	None

Equinox Frontier Balanced Fund
Multi-Strategy
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	24 hours	Daily	None
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton Feeder Fund (538) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517)	24 hours	Daily	None
Option Trading
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	24 hours	Daily	None

6.	Transactions with Affiliates

The Managing Owner contributes funds to the Trust, with respect to the Series, in order to have a 1% interest (“Minimum Purchase Commitment”) in the aggregate capital, profits and losses of all Series and in return will receive units designated as general units in the Series in which the Managing Owner invests such funds. The general units may only be purchased by the Managing Owner and may be subject to no advisory fees or advisory fees at reduced rates. Otherwise, the general units hold the same rights as the limited units. The Managing Owner will make contributions to the Series of the Trust necessary to maintain at least a 1% interest in the aggregate capital, profits and losses of the combined Series of the Trust. Such contribution was made by the Managing Owner before trading commenced for the Trust and will be maintained throughout the existence of the Trust, and the Managing Owner will make such purchases as are necessary to effect this requirement. Additionally, the Managing Owner agreed with certain regulatory bodies to maintain a 1% interest specifically in the Frontier Balanced Fund Class 1AP and 2a Units, aggregated, and each of the Frontier Long/Short Commodity Fund, Frontier Diversified Fund and Frontier Masters Fund. The 1% interest in these specific Series is included in computing the Minimum Purchase Commitment in aggregate capital. In addition to the general units the Managing Owner receives in respect of its Minimum Purchase Commitment, the Managing Owner may purchase limited units in any Series as a Limited Owner. Principals of the Managing Owner or affiliates are allowed to own beneficial interests in the Trust, with respect to the Series, as well. All Units purchased by the Managing Owner are held for investment purposes only and not for resale. The Managing Owner may make purchases or redemptions at any time on the same terms as any Limited Owner. The Trust has and will continue to have certain relationships with the Managing Owner and its affiliates.

Expenses

Management Fees—Each Series of Units pays to the Managing Owner a monthly management fee equal to a percentage of the nominal assets of such Series allocated to Trading Companies, calculated on a daily basis. In addition, the Managing Owner receives a monthly management equal to a certain percentage of the assets in the Galaxy Plus entities attributable to such Series’ (including notional assets), calculated on a monthly basis. The management fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. The total amount of assets of a Series allocated to Trading Advisors and/or reference programs, including (i) actual funds deposited in accounts directed by the Trading Advisors or deposited as margin in respect of swaps or other derivative instruments referencing a reference program plus (ii) any notional equity allocated to the Trading Advisors and any reference programs, is referred to herein as the “nominal assets” of the Series. The annual rate of the management fee is: 0.5% for the Frontier Balanced Fund Class 1, Class 2 and Class 3, 1.0% for the Frontier Balanced Fund Class 1AP, Class 2a and Class 3a, 2.0% for the Frontier Winton Fund, Frontier Long/Short Commodity Fund Class 1a, Class 2a, and Class 3a and Frontier Masters Fund, 0.75% for Frontier Diversified Fund, 2.5% for the Frontier Heritage Fund and Frontier Select Fund, and 3.5% for the Frontier Long/Short Commodity Fund Class 1, Class 2 and Class 3. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) and/or waive (up to the percentage specified) any such management fee to the extent any related management fee is paid by a trading company or estimated management fee is embedded in a swap or other derivative instrument. Any management fee embedded in a swap or other derivative instrument may be greater or less than the management fee that would otherwise be charged to the Series by the Managing Owner. As of the date of this Form 10-Q, the Trading Advisor for a Series that has invested in a swap has not received any management fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap.

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

Trading Fees— In connection with each Series’ trading activities, from January 1, 2016 through October 23, 2016, the Frontier Balanced Fund, Frontier Select Fund, Frontier Winton Fund and Frontier Heritage Fund paid to the Managing Owner a trading fee, or FCM Fee, of up to 0.75% per annum of such Series’ NAV, calculated daily; thereafter each of the Series pays to the Managing Owner a FCM Fee of up to 2.25% per annum of nominal assets allocated to the trading advisors, including through investments in commodity pools available on the Galaxy Plus Platform, and any reference programs of the applicable Series. From January 1, 2016 through April 28, 2016, the Frontier Diversified Fund, Frontier Long/Short Commodity Fund and Frontier Masters Fund paid to the Managing Owner a FCM Fee of up to 2.25% and a custodial/due diligence fee of 0.12% of such Series’ NAV, calculated daily; thereafter each of such Series pays to the Managing Owner a FCM Fee of up to 2.25% of nominal assets allocated to the trading advisors, including through investments in commodity pools available on the Galaxy Plus Platform, and a custodial/due diligence fee of 0.12% of such Series’ NAV, calculated daily.

Incentive Fees—Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated in the Trading Companies by such Series, monthly or quarterly. In addition, the Managing Owner receives a quarterly incentive fee of a certain percentage of new net trading profits generated in the Galaxy Plus entities that have been allocated to the Series. The incentive fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. Because the Frontier Balanced Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Long/Short Commodity Fund may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Frontier Balanced Fund and the Frontier Diversified Fund and 20% for the Frontier Winton Fund, Frontier Heritage Fund, Frontier Select Fund, Frontier Long/Short Commodity Fund and Frontier Masters Fund. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series. The amount of incentive fees kept by the Managing Owner (after payment to the Trading Advisors) may not be in excess of 10% of the new net profits generated by the Trading Companies or Galaxy Plus entities. During the three months ended March 31, 2017, the Managing Owner reimbursed the Series a portion of the incentive fees incurred during the year ended December 31, 2016. The amounts reimbursed are included in the Statements of Operations as Incentive fee (rebate).

Service Fees—In addition, with respect to Class 1 and Class 1a Units of each Series, as applicable, the Series pays monthly or quarterly to the Managing Owner a service fee of up to 3% of NAV annually, which the Managing Owner pays to selling agents of the Trust, with respect to the Series.

The following table summarizes fees earned by the Managing Owner for the three months ended March 31, 2017 and 2016:

Three Months Ended March 31, 2017

	Incentive Fees	Management Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$(63,508)	$27,958	$44,833	$466,674
Frontier Masters Fund	—	85,229	28,774	190,175
Frontier Long/Short Commodity Fund	—	—	7,461	76,785
Frontier Balanced Fund	—	38,479	398,860	539,715
Frontier Select Fund	—	56,175	69,331	49,044
Frontier Winton Fund	(49,790)	261,955	142,629	149,338
Frontier Heritage Fund	(4,603)	58,992	52,095	59,674

Three Months Ended March 31, 2016

	Incentive Fees	Management Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$921,036	$238,847	$76,178	$356,708
Frontier Masters Fund	226,228	161,635	47,135	138,344
Frontier Long/Short Commodity Fund	134,601	138,546	21,031	49,619
Frontier Balanced Fund	935,617	234,025	484,072	172,789
Frontier Select Fund	23,986	70,821	93,444	26,180
Frontier Winton Fund	99,067	275,820	179,855	68,324
Frontier Heritage Fund	9,072	63,021	67,669	22,714

The following table summarizes fees payable to the Managing Owner as of March 31, 2017 and December 31, 2016.

As of March 31, 2017

	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$—	$—	$—	$34,775	$322,850
Frontier Masters Fund	—	—	—	9,274	132,121
Frontier Long/Short Commodity Fund	—	—	—	2,356	55,159
Frontier Balanced Fund	—	10,906	34,269	86,141	350,488
Frontier Select Fund	—	68,019	9,918	19,348	32,922
Frontier Winton Fund	—	250,675	52,239	17,378	99,772
Frontier Heritage Fund	—	—	11,817	3,934	36,883

As of December 31, 2016

	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$—	$23,496	$—	$15,193	$147,183
Frontier Masters Fund	—	50,174	—	9,037	57,890
Frontier Long/Short Commodity Fund	—	—	—	3,542	23,478
Frontier Balanced Fund	—	25,217	21,606	129,956	203,324
Frontier Select Fund	—	21,219	3,518	25,966	1,829
Frontier Winton Fund	—	256,824	30,730	39,370	55,142
Frontier Heritage Fund	—	56,501	7,420	16,457	17,953

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

Aggregate interest income from all sources, including U.S. Treasury Securities assets net of premiums and cash held at clearing brokers, of up to the first 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2), Frontier Winton Fund, Frontier Select Fund, and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a, Class 3a only), Frontier Masters Fund, and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 20% of the total interest allocated to each Series is paid to the Managing Owner from January 1, 2016 through April 28, 2016; thereafter 100% of the interest is retained by the respective Series.

During the year, Frontier Long/Short Commodity Fund borrowed from the pooled cash management account to fund a portion of its investments in Galaxy Plus entities. As of March 31, 2017, the Frontier Long/Short Commodity Fund owes the other Series $2,236,732 due to these borrowings. The increase in the current period ending March 31, 2017 is the result of net redemptions from Frontier Long/Short Commodity Fund and additional borrowings from the pooled cash management account. Frontier Long/Short Commodity Fund is being charged an annual interest rate of 0.25% on this borrowing.

The following table outlines the interest paid by each Series to the Managing Owner and its ratio to average net assets for the three and months ended March 31, 2017 and 2016:

Three Months Ended

	2017	2016	2017	2016
	Gross Amount	Gross Amount
	Paid to the	Paid to the	Ratio to	Ratio to
	Managing	Managing	Average Net	Average Net
	Owner	Owner	Assets	Assets

Equinox Frontier Diversified Class 1	$(3,860)	$6,619	-0.09%	0.07%
Equinox Frontier Diversified Class 2	(19,555)	24,507	-0.05%	0.08%
Equinox Frontier Diversified Class 3	(7,071)	7,171	-0.05%	0.13%
Equinox Frontier Masters Class 1	(4,674)	5,171	-0.09%	0.07%
Equinox Frontier Masters Class 2	(4,780)	4,978	-0.08%	0.08%
Equinox Frontier Masters Class 3	(5,338)	4,194	-0.08%	0.11%
Equinox Frontier Long/Short Class 2	(96)	444	-0.01%	0.07%
Equinox Frontier Long/Short Class 3	(565)	2,568	-0.01%	0.07%
Equinox Frontier Long/Short Class 1a	533	1,778	0.04%	0.07%
Equinox Frontier Long/Short Class 2a	233	575	0.02%	0.07%
Equinox Frontier Long/Short Class 3a	189	377	0.01%	0.09%
Equinox Frontier Balanced Fund Class 1	34,592	189,608	0.06%	0.33%
Equinox Frontier Balanced Fund Class 1AP	411	2,196	0.06%	0.01%
Equinox Frontier Balanced Fund Class 2	14,069	69,764	0.06%	0.34%
Equinox Frontier Balanced Fund Class 2A	78	337	0.01%	0.06%
Equinox Frontier Balanced Fund Class 3A	248	1,497	0.01%	0.07%
Equinox Frontier Select Fund Class 1	13,085	9,889	0.14%	0.19%
Equinox Frontier Select Fund Class 1AP	36	41	0.14%	0.00%
Equinox Frontier Select Fund Class 2	1,919	1,151	0.14%	0.20%
Equinox Frontier Winton Class 1	51,077	104,787	0.26%	0.53%
Equinox Frontier Winton Class 1AP	92	168	0.26%	0.01%
Equinox Frontier Winton Class 2	29,644	54,267	0.26%	0.57%
Equinox Frontier Heritage Fund Class 1	14,182	25,473	0.20%	0.37%
Equinox Frontier Heritage Fund Class 1AP	11	175	0.19%	0.01%
Equinox Frontier Heritage Fund Class 2	5,244	8,547	0.20%	0.38%
Total	$119,704	$526,282

Solon Capital, LLC, an affiliate of the Trust (when Equinox Fund Management, LLC was acting as Managing Owner) provided management services for Equinox who paid, $168,256 and $0, respectively, for the three month’s ended March 31, 2017. These amounts have no impact on the Series’ financial statements.

7.	Financial Highlights

The following information presents the financial highlights of the Trust, with respect to the Series, for the three months ended March 31, 2017 and 2016.

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 1a	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2016	$116.43	$132.94	$123.27	$112.80	$128.78	$119.89	$92.78	$129.56	$105.67	$130.80	$107.50
Net operating results:
Interest income	0.15	0.18	0.16	0.27	0.31	0.29	0.01	0.00	0.00	0.00	0.00
Expenses	(2.09)	(1.03)	(0.96)	(2.47)	(2.10)	(1.96)	(1.34)	(1.16)	(0.96)	(1.17)	(0.97)
Net gain/(loss) on investments, net of non-controlling interests	4.82	4.66	4.40	2.50	2.67	2.56	3.55	4.77	4.77	5.24	5.45
Net income/(loss)	2.88	3.80	3.61	0.30	0.87	0.89	2.22	3.61	3.81	4.07	4.48
Net asset value, March 31, 2017	$119.31	$136.74	$126.88	$113.10	$129.65	$120.78	$95.00	$133.17	$109.48	$134.87	$111.98

Ratios to average net assets (3)
Net investment income/(loss)	-6.99%	-2.91%	-2.91%	-7.75%	-5.53%	-5.53%	-5.64%	-3.50%	-3.50%	-3.50%	-3.50%
Expenses before incentive fees (rebate) (4)(5)	7.63%	3.55%	3.55%	8.69%	6.47%	6.47%	5.64%	3.50%	3.50%	3.50%	3.50%
Expenses after incentive fees (rebate) (4)(5)	7.51%	3.43%	3.43%	8.69%	6.47%	6.47%	5.64%	3.50%	3.50%	3.50%	3.50%
Total return before incentive fees (rebate) (2)	2.36%	2.75%	2.82%	0.27%	0.68%	0.74%	2.39%	2.79%	3.61%	3.11%	4.17%
Total return after incentive fees (rebate) (2)	2.47%	2.86%	2.93%	0.27%	0.68%	0.74%	2.39%	2.79%	3.61%	3.11%	4.17%

	Frontier Balanced Fund						Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a		Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2016	$134.80	$144.97	$194.99	$169.05	$168.49		$94.06	$101.16	$134.25
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00		0.00	0.00	0.00
Expenses	(1.96)	(1.06)	(1.43)	(1.24)	(1.23)		(1.61)	(1.01)	(1.35)
Net gain/(loss) on investments, net of non-controlling interests	4.97	5.38	7.24	6.35	6.33		(2.57)	(2.88)	(3.70)
Net income/(loss)	3.01	4.32	5.82	5.12	5.10		(4.18)	(3.89)	(5.05)
Net asset value, March 31, 2017	$137.81	$149.29	$200.81	$174.17	$173.59		$89.88	$97.27	$129.20

Ratios to average net assets (3)
Net investment income/(loss)	-5.86%	-2.93%	-2.93%	-2.93%	-2.93%		-7.05%	-4.12%	-4.12%
Expenses before incentive fees (4)(5)	5.87%	2.93%	2.93%	2.93%	2.93%		7.05%	4.12%	4.12%
Expenses after incentive fees (4)(5)	5.87%	2.93%	2.93%	2.93%	2.93%		7.05%	4.12%	4.12%
Total return before incentive fees (2)	2.23%	2.98%	2.98%	3.03%	3.03%		-4.44%	-3.85%	-3.76%
Total return after incentive fees (2)	2.23%	2.98%	2.98%	3.03%	3.03%		-4.44%	-3.85%	-3.76%

	Frontier Winton Fund			Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2016	$154.51	$166.17	$210.98	$119.58	$128.60	$172.10
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(3.06)	(2.11)	(2.68)	(2.22)	(1.48)	(1.97)
Net gain/(loss) on investments, net of non-controlling interests	1.48	1.20	2.00	(2.14)	(1.48)	(3.11)
Net income/(loss)	(1.58)	(0.91)	(0.68)	(4.36)	(2.96)	(5.08)
Net asset value, March 31, 2017	$152.93	$165.26	$210.30	$115.22	$125.64	$167.02

Ratios to average net assets (3)
Net investment income/(loss)	-8.56%	-5.64%	-5.64%	-7.77%	-4.84%	-4.84%
Expenses before incentive fees (rebate) (4)(5)	8.72%	5.80%	5.80%	7.81%	4.88%	4.88%
Expenses after incentive fees (rebate) (4)(5)	8.56%	5.64%	5.64%	7.77%	4.84%	4.84%
Total return before incentive fees (rebate) (2)	-1.18%	-0.71%	-0.48%	-3.69%	-2.35%	-3.00%
Total return after incentive fees (rebate) (2)	-1.02%	-0.55%	-0.32%	-3.65%	-2.30%	-2.95%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.
(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees are included in the total return.

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 2	Class 3	Class 1a	Class 2a	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2015	$115.52	$129.60	$119.87	$112.87	$126.60	$117.57	$132.10	$132.14	$94.76	$106.19	$106.86
Net operating results:
Interest income	0.31	0.35	0.32	0.29	0.33	0.31	0.24	0.24	0.17	0.19	0.19
Expenses	(3.92)	(3.42)	(3.17)	(3.36)	(3.03)	(2.81)	(3.34)	(3.34)	(2.89)	(2.68)	(2.70)
Net gain/(loss) on investments, net of non-controlling interests	6.51	6.91	6.48	9.21	10.17	9.54	0.50	0.50	0.52	0.45	0.53
Net income/(loss)	2.91	3.84	3.63	6.14	7.47	7.02	(2.60)	(2.61)	(2.21)	(2.03)	(1.97)
Net asset value, March 31, 2016	$118.43	$133.44	$123.50	$119.01	$134.07	$124.59	$129.50	$129.53	$92.55	$104.16	$104.89

Ratios to average net assets (3)
Net investment income/(loss)	-7.38%	-4.45%	-4.45%	-7.37%	-5.12%	-5.12%	-6.09%	-6.09%	-8.17%	-6.09%	-5.87%
Expenses before incentive fees (4)	6.88%	3.95%	3.95%	7.39%	5.14%	5.14%	5.77%	5.77%	7.85%	5.77%	5.48%
Expenses after incentive fees (4)	8.40%	5.47%	5.47%	8.35%	6.11%	6.11%	6.79%	6.79%	8.88%	6.79%	6.58%
Total return before incentive fees (2)	4.04%	4.48%	4.55%	6.40%	6.86%	6.94%	-0.94%	-0.95%	-1.31%	-0.89%	-0.75%
Total return after incentive fees (2)	2.52%	2.96%	3.03%	5.44%	5.90%	5.97%	-1.97%	-1.98%	-2.33%	-1.91%	-1.84%

	Frontier Balanced Fund						Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a		Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2015	$128.03	$133.59	$179.69	$154.88	$154.37		$90.35	$94.28	$125.11
Net operating results:
Interest income	0.01	0.01	0.01	0.01	0.01		0.00	0.00	0.00
Expenses	(2.94)	(2.03)	(2.74)	(2.36)	(2.35)		(1.58)	(0.89)	(1.18)
Net gain/(loss) on investments, net of non-controlling interests	7.08	7.40	9.96	8.96	8.93		10.63	11.11	14.75
Net income/(loss)	4.15	5.38	7.23	6.61	6.59		9.05	10.22	13.57
Net asset value, March 31, 2016	$132.18	$138.97	$186.92	$161.49	$160.96		$99.40	$104.50	$138.68

Ratios to average net assets (3)
Net investment income/(loss)	-5.74%	-2.74%	-2.74%	-2.74%	-2.74%		-5.95%	-2.95%	-2.95%
Expenses before incentive fees (4)	4.77%	1.77%	1.77%	1.77%	1.77%		5.78%	2.78%	2.78%
Expenses after incentive fees (4)	5.77%	2.78%	2.78%	2.78%	2.78%		5.95%	2.95%	2.95%
Total return before incentive fees (2)	4.25%	5.04%	5.03%	5.28%	5.28%		10.19%	11.01%	11.02%
Total return after incentive fees (2)	3.24%	4.03%	4.02%	4.27%	4.27%		10.02%	10.84%	10.85%

	Frontier Winton Fund			Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2015	$164.17	$171.31	$217.51	$124.27	$129.67	$173.54
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(3.37)	(2.18)	(2.77)	(2.01)	(1.07)	(1.44)
Net gain/(loss) on investments, net of non-controlling interests	8.38	8.73	11.08	8.50	8.87	11.87
Net income/(loss)	5.01	6.55	8.31	6.49	7.80	10.43
Net asset value, March 31, 2016	$169.18	$177.86	$225.82	$130.76	$137.47	$183.97

Ratios to average net assets (3)
Net investment income/(loss)	-7.04%	-4.04%	-4.04%	-5.90%	-2.90%	-2.90%
Expenses before incentive fees (4)	6.77%	3.78%	3.78%	5.83%	2.83%	2.83%
Expenses after incentive fees (4)	7.04%	4.05%	4.05%	5.90%	2.90%	2.90%
Total return before incentive fees (2)	3.32%	4.09%	4.09%	5.30%	6.09%	6.08%
Total return after incentive fees (2)	3.05%	3.82%	3.82%	5.22%	6.02%	6.01%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees.
(4)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

8.	Derivative Instruments and Hedging Activities

The Series’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Series do not enter into or hold positions for hedging purposes as defined under ASC 815, Derivatives and Hedging (“ASC 815”). The detail of the fair value of the Series’ derivatives by instrument types as of March 31, 2017 and December 31, 2016 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to each Series’ position in swap contracts.

The following tables summarize the monthly averages of futures contracts bought and sold for each respective Series of the Trust:

For the Three Months Ended March 31, 2017

Monthly average contracts

	Bought	Sold

Frontier Balanced Fund	1,465	1,410
Frontier Select Fund	4,859	4,745
Frontier Winton Fund	2,195	2,156

For the Three Months Ended March 31, 2016

Monthly average contracts

	Bought	Sold

Frontier Balanced Fund	1,094	1,089
Frontier Select Fund	572	509
Frontier Winton Fund	782	729

The following tables summarize the trading revenues for the three months ended March 31, 2017 and 2016 by sector:

Realized Trading Revenue from Futures, Forwards and Options
for the Three Months Ended March 31, 2017

	Frontier Balanced	Frontier Select	Frontier Winton
Type of contract	Fund	Fund	Fund

Metals	$(14,488)	$2,832	$(702,474)
Currencies	(175,009)	247,514	(8,427)
Energies	(25,993)	(192,655)	(597,930)
Agriculturals	(189,510)	(315,584)	(97,479)
Interest rates	(187,068)	(520,324)	(120,095)
Stock indices	215,957	951,177	3,833,741
Realized trading income/(loss)(1)	$(376,111)	$172,961	$2,307,335

Realized Trading Revenue from Futures, Forwards and Options
for the Three Months Ended March 31, 2016

	Frontier Balanced	Frontier Select	Frontier Winton
Type of contract	Fund	Fund	Fund

Metals	$30,120	$(108,809)	$(1,316,623)
Currencies	(355,492)	28,131	(89,124)
Energies	299,529	1,057,284	894,793
Agriculturals	(44,749)	(139,494)	239,120
Interest rates	3,630,729	1,351,605	3,472,864
Stock indices	(1,942,579)	(172,243)	(672,307)
Realized trading income/(loss)(1)	$1,617,558	$2,016,474	$2,528,723

(1)	Amounts recorded in the Statements of Operations under Net realized gain/(loss) on futures, forwards, and options

Unrealized Trading Revenue from Futures, Forwards and Options for the Three Months Ended March 31, 2017

	Equinox Frontier	Equinox Frontier	Equinox Frontier
Type of contract	Balanced Fund	Select Fund	Winton Fund

Metals	$(98,841)	$(46,788)	$151,975
Currencies	92,540	(59,529)	(536,584)
Energies	(7,393)	(250,811)	(38,145)
Agriculturals	(2,972)	254,914	(20,202)
Interest rates	(78,567)	(230,878)	(482,152)
Stock indices	26,130	61,354	(472,038)
Change in unrealized trading income/(loss)(1)	$(69,103)	$(271,738)	$(1,397,146)

Unrealized Trading Revenue from Futures, Forwards and Options for the Three Months Ended March 31, 2016

	Equinox Frontier	Equinox Frontier	Equinox Frontier
Type of contract	Balanced Fund	Select Fund	Winton Fund

Metals	$(32,743)	$(198,411)	$(490,237)
Currencies	(565,832)	146,018	(162,275)
Energies	247,539	(639,356)	(125,218)
Agriculturals	37,881	10,560	(188,079)
Interest rates	281,778	475,301	1,226,766
Stock indices	13,737	201,538	(184,803)
Change in unrealized trading income/(loss)(1)	$(17,640)	$(4,350)	$76,154

(1)	Amounts recorded in the Statements of Operations under Net change in open trade equity/(deficit)

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

The following tables present gross and net information about the Series’ assets and liabilities subject to master netting arrangements as disclosed on the statements of financial condition as of March 31, 2017 and December 31, 2016.

As of March 31, 2017			Net Amounts
		Gross Amounts	Presented in the
	Gross Amounts	offset in the	Statements of
	of recognized	Statements of	Financial
	Derivative Assets	Financial Condition	Condition

Equinox Frontier Balanced Fund
Open Trade Equity/(Deficit)	$281,278	$(112,720)	$168,558
Swap Contracts	18,489,886	—	18,489,886

Equinox Frontier Diversified Fund
Swap Contracts	$8,339,996	$—	$8,339,996

Equinox Frontier Long/Short Commodity Fund
Swap Contracts	$4,282,456	$—	$4,282,456

Equinox Frontier Heritage Fund
Swap Contracts	$7,980,142	$—	$7,980,142

Equinox Frontier Select Fund
Open Trade Equity/(Deficit)	$1,133,735	$(719,451)	$414,284

Equinox Frontier Winton Fund
Open Trade Equity/(Deficit)	$1,358,309	$(1,532,931)	$(174,622)

As of December 31, 2016			Net Amounts
		Gross Amounts	Presented in the
	Gross Amounts	offset in the	Statements of
	of recognized	Statements of	Financial
	Derivative Assets	Financial Condition	Condition

Frontier Balanced Fund
Open Trade Equity/(Deficit)	$515,659	$(277,998)	$237,661
Swap Contracts	18,939,450	—	18,939,450

Frontier Diversified Fund
Swap Contracts	$8,637,847	$—	$8,637,847

Frontier Long/Short Commodity Fund
Swap Contracts	$4,220,468	$—	$4,220,468

Frontier Heritage Fund
Swap Contracts	$8,391,414	$—	$8,391,414

Frontier Select Fund
Open Trade Equity/(Deficit)	$1,136,504	$(450,482)	$686,022

Frontier Winton Fund
Open Trade Equity/(Deficit)	$2,393,850	$(1,171,326)	$1,222,524

9.	Trading Activities and Related Risks

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

On May 10, 2017, Frontier Trading Company XV (“TCXV”) ceased operations. All assets and liabilities were transferred to Galaxy Plus Fund - TT Master Fund (531) LLC on that date.

Frontier Funds
Consolidated Statements of Financial Condition
March 31, 2017 (unaudited) and December 31, 2016

	3/31/17	12/31/16

ASSETS

Cash and cash equivalents	$11,240,816	$4,747,043
U.S. Treasury securities, at fair value	32,598,637	42,757,604
Receivable from futures commission merchants	34,901,669	32,852,013
Open trade equity, at fair value	408,220	2,146,207
Swap contracts, at fair value	39,092,479	40,189,178
Investments in private investment companies, at fair value	103,535,357	107,717,118
Interest receivable	233,033	798,053
Receivables from related parties		87,670
Other assets	73,325	—

Total Assets	$222,083,536	$231,294,886

LIABILITIES & CAPITAL

LIABILITIES
Owner redemptions payable	$87,406	$1,137,772
Management fees payable to Managing Owner	329,600	433,430
Interest payable to Managing Owner	108,243	63,275
Trading fees payable to Managing Owner	1,030,195	523,099
Service fees payable to Managing Owner	173,207	239,520
Risk analysis fees payable	46,681	15,673
Payables to related parties	128,030	85,078
Advance on unrealized Swap Appreciation	9,441,555	9,441,555
Other liabilities	264,957	144,049

Total Liabilities	11,609,874	12,083,451

OWNERS CAPITAL
Managing Owner Units	2,120,581	2,276,211
Limited Owner Units	208,353,081	216,935,224

Total Owners Capital	210,473,662	219,211,435

Total Liabilities and Owners Capital	$222,083,536	$231,294,886

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Fund
Consolidated Condensed Schedule of Investments
March 31, 2017
(Unaudited)

		Fair	% of Total Capital
Description		Value	(Net Asset Value)
LONG FUTURES CONTRACTS *
	Various base metals futures contracts (U.S.)	$53,250	0.03%
	Various currency futures contracts (Europe)	164,366	0.08%
	Various currency futures contracts (Far East)	48,090	0.02%
	Various currency futures contracts (Oceanic)	39,804	0.02%
	Various currency futures contracts (U.S.)	65,927	0.03%
	Various energy futures contracts (U.S.)	15,249	0.01%
	Various energy futures contracts (Europe)	(4,271)	0.00%
	Various interest rates futures contracts (Canada)	(6,325)	0.00%
	Various interest rates futures contracts (Far East)	(4,082)	0.00%
	Various interest rates futures contracts (Europe)	57,284	0.03%
	Various interest rates futures contracts (Oceanic)	2,217	0.00%
	Various interest rates futures contracts (U.S.)	68,106	0.03%
	Various precious metal futures contracts (U.S.)	27,920	0.01%
	Various precious metal futures contracts (Far East)	691	0.00%
	Various soft futures contract (U.S.)	62,305	0.03%
	Various soft futures contracts (Far East)	(7,779)	0.00%
	Various stock index futures contracts (Canada)	(131)	0.00%
	Various stock index futures contracts (Europe)	478,355	0.23%
	Various stock index futures contracts (Far East)	(303,554)	-0.14%
	Various stock index futures contracts (Oceanic)	66,104	0.03%
	Various stock index futures contracts (U.S.)	85,376	0.04%
	Total Long Futures Contracts	$908,902	0.45%

SHORT FUTURES CONTRACTS *
	Various base metals futures contracts (U.S.)	$(12,075)	-0.01%
	Various currency futures contracts (Canada)	(24,571)	-0.01%
	Various currency futures contracts (Europe)	(471,503)	-0.22%
	Various currency futures contracts (Far East)	(80,131)	-0.04%
	Various currency futures contracts (U.S.)	(46,017)	-0.02%
	Various energy futures contracts (U.S.)	(94,772)	-0.05%
	Various energy futures contracts (Europe)	26,489	0.01%
	Various energy futures contracts (Far East)	(1,207)	0.00%
	Various interest rates futures contracts (Canada)	(2,728)	0.00%
	Various interest rates futures contracts (Europe)	(108,609)	-0.05%
	Various interest rates futures contracts (Oceanic)	(233,484)	-0.11%
	Various interest rates futures contracts (U.S.)	(159,190)	-0.08%
	Various precious metal futures contracts (U.S.)	(25,645)	-0.01%
	Various soft futures contracts (Canada)	378	0.00%
	Various soft futures contracts (Europe)	9,929	0.00%
	Various soft futures contracts (U.S.)	413,792	0.20%
	Various stock index futures contracts (Africa)	(1,607)	0.00%
	Various stock index futures contracts (Europe)	64	0.00%
	Various stock index futures contracts (U.S.)	(82,287)	-0.04%
	Total Short Futures Contracts	$(893,174)	-0.43%
CURRENCY FORWARDS *
	Various currency forwards contracts (NA)	$392,492	0.19%
	Total Currency Forwards	$392,492	0.19%
	Total Open Trade Equity (Deficit)	$408,220	0.21%
SWAPS (1)
	Frontier Brevan Howard swap (U.S.)	$7,980,141	3.79%
	Frontier XXXIV Balanced select swap (U.S.)	18,489,886	8.78%
	Frontier XXXV Diversified select swap (U.S.)	8,339,996	3.96%
	Frontier XXXVII L/S select swap (U.S.)	4,282,456	2.03%
	Total Swaps	$39,092,479	18.56%
PRIVATE INVESTMENT COMPANIES (2)
	Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$4,558,872	2.17%
	Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	10,591,117	5.03%
	Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	6,249,590	2.97%
	Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	9,466,278	4.50%
	Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	12,365,073	5.87%
	Galaxy Plus Fund - LRR Feeder Fund (522) LLC	4,850,645	2.30%
	Galaxy Plus Fund - QIM Feeder Fund (526) LLC	19,907,684	9.46%
	Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	12,934,637	6.15%
	Galaxy Plus Fund - Quest Feeder Fund (517) LLC	2,411,143	1.15%
	Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	7,651,035	3.64%
	Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	12,549,283	5.96%
	Total Private Investment Companies	$103,535,357	49.20%
U.S. TREASURY SECURITIES

FACE VALUE		Fair Value	Fair Value

$8,100,000	US Treasury Note 6.000% due 02/15/2026 (Cost $11,396,989)	$10,472,413	4.98%
$16,400,000	US Treasury Note 6.875% due 08/15/2025 (Cost $22,610,670)	22,126,224	10.51%
	Total U.S. Treasury Securities	$32,598,637	15.49%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Consolidated Financial Statements, Note 4.
(2)	See Notes to Consolidated Financial Statements, Note 5.

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Fund
Consolidated Condensed Schedule of Investments
December 31, 2016

		Fair	% of Total Capital
Description		Value	(Net Asset Value)
LONG FUTURES CONTRACTS *
	Various base metals futures contracts (U.S.)	$(20,244)	-0.01%
	Various currency futures contracts (Europe)	73,909	0.04%
	Various currency futures contracts (Far East)	1,360	0.00%
	Various currency futures contracts (Oceanic)	(41,946)	-0.02%
	Various currency futures contracts (U.S.)	50,242	0.02%
	Various energy futures contracts (U.S.)	218,762	0.10%
	Various energy futures contracts (Europe)	4,150	0.00%
	Various energy futures contracts (Far East)	8,788	0.00%
	Various interest rates futures contracts (Canada)	(503)	0.00%
	Various interest rates futures contracts (Europe)	255,450	0.12%
	Various interest rates futures contracts (Oceanic)	103	0.00%
	Various interest rates futures contracts (U.S.)	25,285	0.01%
	Various precious metal futures contracts (U.S.)	(3,860)	0.00%
	Various precious metal futures contracts (Far East)	1,950	0.00%
	Various soft futures contract (Europe)	1,956	0.00%
	Various soft futures contract (Canada)	(1,115)	0.00%
	Various soft futures contract (Far East)	111	0.00%
	Various soft futures contract (U.S.)	(178,253)	-0.08%
	Various soft futures contracts (Far East)	2,808	0.00%
	Various stock index futures contracts (Canada)	925	0.00%
	Various stock index futures contracts (Europe)	302,352	0.14%
	Various stock index futures contracts (Far East)	362,606	0.17%
	Various stock index futures contracts (Oceanic)	61,876	0.03%
	Various stock index futures contracts (U.S.)	(284,324)	-0.14%
	Total Long Futures Contracts	$842,388	0.38%

SHORT FUTURES CONTRACTS *
	Various base metals futures contracts (U.S.)	$(200,612)	-0.10%
	Various currency futures contracts (Canada)	11,735	0.01%
	Various currency futures contracts (Europe)	358,276	0.17%
	Various currency futures contracts (Far East)	187,929	0.09%
	Various currency futures contracts (Oceanic)	7,603	0.00%
	Various currency futures contracts (U.S.)	1,130	0.00%
	Various energy futures contracts (U.S.)	(82,280)	-0.04%
	Various interest rates futures contracts (Canada)	5,396	0.00%
	Various interest rates futures contracts (Europe)	(17,617)	-0.01%
	Various interest rates futures contracts (Far East)	(16,393)	-0.01%
	Various interest rates futures contracts (Oceanic)	22,526	0.01%
	Various interest rates futures contracts (U.S.)	172,279	0.08%
	Various precious metal futures contracts (U.S.)	208,285	0.10%
	Various soft futures contract (U.S.)	401,926	0.19%
	Various soft futures contracts (Europe)	111,769	0.05%
	Various soft futures contracts (U.S.)	62,055	0.03%
	Various stock index futures contracts (Africa)	4,459	0.00%
	Various stock index futures contracts (Canada)	—	0.00%
	Various stock index futures contracts (Europe)	(2,802)	0.00%
	Various stock index futures contracts (Far East)	(2,456)	0.00%
	Various stock index futures contracts (Oceanic)	—	0.00%
	Various stock index futures contracts (U.S.)	16,027	0.01%
	Total Short Futures Contracts	$1,249,235	0.58%
CURRENCY FORWARDS *
	Various currency forwards contracts (NA)	$54,584	0.03%
	Total Currency Forwards	$54,584	0.03%
	Total Open Trade Equity (Deficit)	$2,146,207	0.99%
SWAPS (1)
	Frontier Brevan Howard swap (U.S.)	$8,391,414	3.99%
	Frontier XXXIV Balanced select swap (U.S.)	18,939,450	9.00%
	Frontier XXXV Diversified select swap (U.S.)	8,637,847	4.10%
	Frontier XXXVII L/S select swap (U.S.)	4,220,467	2.01%
	Total Swaps	$40,189,178	19.10%
PRIVATE INVESTMENT COMPANIES (2)
	Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	$11,559,976	5.49%
	Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	11,465,608	5.45%
	Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	6,526,957	3.10%
	Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	11,174,877	5.31%
	Galaxy Plus Fund - QIM Feeder Fund (526) LLC	20,442,933	9.71%
	Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	19,226,675	9.13%
	Galaxy Plus Fund - Quest Feeder Fund (517) LLC	3,899,040	1.85%
	Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	11,197,020	5.32%
	Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	4,643,329	2.21%
	Galaxy Plus Fund - LRR Feeder Fund (522) LLC	7,580,703	3.60%
	Total Private Investment Companies	$107,717,118	51.17%
U.S. TREASURY SECURITIES

FACE VALUE		Fair Value	Fair Value

$15,900,000	US Treasury Note 6.000% due 02/15/2026 (Cost $23,564,442)	$22,193,498	10.54%
$16,400,000	US Treasury Note 6.875% due 08/15/2025 (Cost $22,950,579)	20,564,106	9.77%
	Total U.S. Treasury Securities	$42,757,604	20.31%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Consolidated Financial Statements, Note 4.
(2)	See Notes to Consolidated Financial Statements, Note 5.

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds
Consolidated Statements of Operations
For the Three Months Ended March 31, 2017 and 2016 (Unaudited)

	2017	2016

Investment income:
Interest - net	$114,519	$241,847

Total Income	114,519	241,847

Expenses:
Incentive Fees (rebate)	(117,901)	2,349,607
Management Fees	528,788	1,182,715
Risk analysis Fees	46,681	—
Service Fees - Class 1	743,983	969,384
Trading Fees	1,531,403	834,678

Total Expenses	2,732,954	5,336,384

Investment income/(loss) - net	(2,618,435)	(5,094,537)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	2,104,185	8,055,316
Net unrealized gain/(loss) on private investment companies	3,738,486	—
Net realized gain/(loss) on private investment companies	2,423,427	—
Net change in open trade equity/(deficit)	(1,737,987)	4,154,281
Net unrealized gain/(loss) on swap contracts	(1,096,699)	(2,620,421)
Net realized gain/(loss) on U.S. Treasury securities	(934,648)	71,093
Net unrealized gain/(loss) on U.S. Treasury securities	1,136,654	4,903,532
Trading commissions	(70,015)	(579,377)

Net gain/(loss) on investments	5,563,401	13,984,424

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$2,944,966	$8,889,887

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Statements of Changes in Owners’ Capital

For the Three Months Ended March 31, 2017 (Unaudited)

	Managing	Limited
	Owner	Owners	Total

Owners’ Capital, December 31, 2016	$2,276,211	$216,935,224	$219,211,435

Sale of Units	696,956	2,571,331	3,268,287
Redemption of Units	(918,626)	(14,032,400)	(14,951,026)
Net increase/(decrease) in Owners’ Capital resulting from operations	66,040	2,878,926	2,944,966

Owners’ Capital, March 31, 2017	2,120,581	208,353,081	210,473,662

The consolidated Trust is not unitized as are the individual Series of the Trust

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2017 and 2016 (Unaudited)

	2017	2016

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$2,944,966	$5,510,577
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity	1,737,987	(7,171,709)
Net change in options purchased	—	526,288
Net change in options written	—	(165,760)
Net unrealized (gain)/loss on swap contracts	1,096,699	(53,113)
Net unrealized (gain)/loss on U.S. Treasury securities	(1,136,654)	5,181,917
Net realized (gain)/loss on U.S. Treasuries securities	934,648	(7,709,486)
Net unrealized gain/(loss) on private investment companies	(4,980,602)	(4,405,026)
Net realized gain/(loss) on private investment companies	(1,181,309)	(776,630)
(Purchases) sales of:
(Purchases) of U.S. Trasury securities	—	(25,877,151)
Sales of U.S. Treasury securities	10,089,672	102,379,233
(Purchases) of Private Investment Companies	(12,500,000)	(107,326,025)
Sales of Private Investment Companies	22,843,672	5,467,195
U.S. Treasury interest and premium paid/amortized	271,301	746,321
Increase and/or decrease in:
Receivable from futures commission merchants	(2,049,656)	39,879,557
Prepaid service fees	—	24,251
Interest receivable	565,020	1,241,463
Receivable from related parties	87,670	(84,550)
Other assets	(73,325)	29
Incentive fees payable to Managing Owner	—	(382,136)
Management fees payable to Managing Owner	(103,830)	30,487
Interest payable to Managing Owner	44,968	(98,846)
Trading fees payable to Managing Owner	507,096	240,577
Service fees payable to Managing Owner	(66,313)	(34,336)
Risk analysis fees payable	31,008	15,673
Payables to related parties	42,952	21,334
Other liabilities	120,908	144,042

Net cash provided by operating activities	19,226,878	7,324,176
Cash Flows from Financing Activities:

Proceeds from sale of capital	3,268,287	11,277,657
Payment for redemption of capital	(14,951,026)	(37,761,098)
Pending owner additions	—	(36,462)
Advance on unrealized Swap Appreciation	—	9,441,555
Redemptions payable	(1,050,366)	525,602

Net cash used in financing activities	(12,733,105)	(16,552,746)

Net increase (decrease) in cash and cash equivalents	6,493,773	(9,228,570)

Cash and cash equivalents, beginning of period	4,747,043	13,975,613
Cash and cash equivalents, end of period	$11,240,816	$4,747,043

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Notes to Consolidated Financial Statements (Unaudited)

1.	Organization and Purpose

Frontier Funds, formerly Equinox Frontier Funds, which is referred to in this report as the “Trust”, was formed on August 8, 2003, as a Delaware statutory trust and is set to expire on December 31, 2053. The Trust is a multi-advisor commodity pool, as described in CFTC Regulation § 4.10(d)(2). The Trust has authority to issue separate Series of Units pursuant to the requirements of the Trust Act. The assets of each Series are valued and accounted for separately from the assets of other Series. The Trust is not registered as an investment company under the Investment Company Act. It is managed by the Managing Owner.

On December 5, 2016, Equinox Fund Management, LLC (“Equinox”), the Managing Owner, and Wakefield Advisors, LLC

(“Wakefield”) entered into a Unit Purchase Agreement (the “Agreement”). Equinox was the former Managing Owner of the Trust and the Series. Pursuant to the Agreement, Equinox agreed to transfer to the Managing Owner such amount of Equinox’s General Units (as defined in the Trust Agreement) as the Managing Owner shall be required to hold in its capacity as managing owner of the Trust pursuant to the Trust Agreement, and redeem the remainder of Equinox’s General Units (the “Transaction”).

The Transaction was consummated on March 6, 2017, and upon consummation of the Transaction, the Managing Owner became the managing owner of the Trust and each Series, in replacement of Equinox. The Transaction constituted a change of operational control in respect of the Trust and each Series. On the date of consummation, the names of the Series were changed from Equinox Frontier Diversified Fund to Frontier Diversified Fund, Equinox Frontier Masters Fund to Frontier Masters Fund, Equinox Frontier Long/Short Commodity Fund to Frontier Long/Short Commodity Fund, Equinox Frontier Balanced Fund to Frontier Balanced Fund, Equinox Frontier Select Fund to Frontier Select Fund, Equinox Frontier Winton Fund to Frontier Winton Fund, and from Equinox Frontier Heritage Fund to Frontier Heritage Fund.

In connection with the foregoing, the Trust Agreement was amended to effect certain changes to replace Equinox as the managing owner and to reflect the Managing Owner as the new managing owner. Also, the Managing Owner has temporarily suspended the sale of Units (as defined in the Trust Agreement) while the Managing Owner engages with the Securities and Exchange Commission to have declared effective a post-effective amendment to the Series’ registration statements, as well as approval by the NFA. The Series will file Form 8-K to announce the resumption of the sale of Units, which the Managing Owner expects will occur shortly.

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

The Trust has seven (7) separate and distinct Series of Units issued and outstanding: Frontier Diversified Fund, Frontier Masters Fund, Frontier Long/Short Commodity Fund, Frontier Balanced Fund, Frontier Select Fund, Frontier Winton Fund, and Frontier Heritage Fund. The Trust financial statements are comprised of unitized Series which are consolidated into the Trust financial statements. However, the consolidated Trust does not issue units.

The Trust, with respect to each Series:

●	engages in the speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts), and may, from time to time, engage in cash and spot transactions;

●	allocates funds to a limited liability trading company or companies (“Trading Company” or “Trading Companies”) and Galaxy Plus entities (“Galaxy Plus”). Except as otherwise described in these notes, each Trading Company and Galaxy Plus entity has one-year renewable contracts with its own independent commodity trading advisor(s), or each, a Trading Advisor, that will manage all or a portion of such Trading Company’s and Galaxy Plus assets and make the trading decisions for the assets of each Series vested in such Trading Company and Galaxy Plus entity. Each Trading Company and Galaxy Plus entity will segregate its assets from any other Trading Company and Galaxy Plus entity;

●	maintains separate, distinct records for each Series, and accounts for the assets of each Series separately from the other Series;

●	calculates the Net Asset Value (“NAV”) of its Units for each Series separately from the other Series;

●	has an investment objective of increasing the value of each Series’ Units over the long term (capital appreciation), while managing risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments;

●	maintains each Series of Units in three to seven sub-classes—Class 1, Class 1AP, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of Frontier Diversified Fund, Frontier Masters Fund, and Frontier Long/Short Commodity Fund are charged a service fee of up to two percent (2.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of Selling Agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to two percent (2.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to two percent (2.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. Investors who have purchased Class 1 or Class 1a Units of Frontier Balanced Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Winton Fund are charged a service fee of up to three percent (3.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 and Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to Selling Agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Frontier Diversified Fund, and Frontier Masters Fund or Class 2a Units of the Frontier Long/Short Commodity Fund sold until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series. Class 1AP was created as a sub-class of Class 1 and it has been presented separately because the fees applicable to it are different from those applicable to Class 1. Currently the service fee is not charged to Class 1AP investors. The Managing Owner may also pay Selling Agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such Selling Agents; and

●	all payments made to selling agents who are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and their associated persons that constitute underwriting compensation will be subject to the limitations set forth in Rule 2310(b)(4)(B)(ii) (formerly Rule 2810(b)(4)(B)(ii)) of the Conduct Rules of FINRA (“Rule 2310”). An investor’s Class 1 Units or Class 2 Units of any Series, or Class 1a Units or Class 2a Units of the Frontier Long/Short Commodity Fund or Frontier Balanced Fund will be classified as Class 3 or Class 3a Units of such Series, as applicable, when the Managing Owner determines that the fee limitation set forth in Rule 2310 with respect to such Units has been reached or will be reached. The service fee limit applicable to each unit sold is reached upon the earlier of when (i) the aggregate initial and ongoing service fees received by the selling agent with respect to such unit equals 9% of the purchase price of such unit or (ii) the aggregate underwriting compensation (determined in accordance with FINRA Rule 2310) paid in respect of such unit totals 10% of the purchase price of such unit. No service fees are paid with respect to Class 3 or Class 3a Units. Units of any Class in a Series may be redeemed, in whole or in part, on a daily basis, at the then current NAV per Unit for such Series on the day of the week after the date the Managing Owner is in receipt of a redemption request for at least one (1) Business Day to be received by the Managing Owner prior to 4:00 PM in New York.

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

As of March 31, 2017, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund Frontier Winton Fund and Frontier Heritage separates Units into a maximum of three separate Classes- Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Long/Short Commodity Fund separates Units into a maximum of five separate Classes—Class 1a, Class 2, Class 3, Class 2a and Class 3a. The Trust, with respect to the Frontier Balanced Fund separates Units into a maximum of five Classes—Class 1, Class 1AP, Class 2, Class 2A and Class 3A. Between April 15, 2016 and September 30, 2016, a portion of the interests in Frontier Trading Company I, LLC and all of the interests in Frontier Trading Company VII, LLC, and Frontier Trading Company XXIII, LLC held by Frontier Diversified Fund, Frontier Masters Fund, Frontier Balanced Fund, and Frontier Long/Short Commodity Fund were exchanged for equivalent interests in Galaxy Plus. The assets of Frontier Trading Company I, LLC, which included exposure to Quantmetrics Capital Management LLP’s Multi-Strategy Program, Quantitative Investment Management, LLC’s Quantitative Global Program, Quest Partners LLC’s Quest Tracker Index Program, Chesapeake Capital Management, LLC’s Diversified Program, and Doherty Advisors LLC’s Relative Value Moderate Program, the assets of Frontier Trading Company VII, LLC, which included exposure to Emil van Essen LLC’s Multi-Strategy Program, Red Oak Commodity Advisors, Inc.’s Fundamental Diversified Program, Rosetta Capital Management, LLC’s Rosetta Trading Program, and Landmark Trading Company’s Landmark Program, and the assets of Frontier Trading Company XXIII, LLC, which included exposure to Fort L.P.’s Global Contrarian Program have been transferred to individual Master Funds in Galaxy Plus. Each Master Fund is sponsored and operated by Gemini Alternative Funds, LLC. The Sponsor has contracted with the trading advisors to manage the portfolios of the Master Funds pursuant to the advisors’ respective program. For those Series that invest in Galaxy Plus, approximately 30-70% of those Series’ assets are used to support the margin requirements of the Master Funds. The remaining assets of the Series are split between investments in Trading Companies and a pooled cash management account that invests primarily in U.S. Treasury securities. For those Series that do not invest in Galaxy Plus, their assets are split between investments in Trading Companies and investments in the pooled cash management account.

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

Basis of Presentation – The Trust follows GAAP, as established by the Financial Accounting Standards Board (the “FASB”), to ensure consistent reporting of financial condition, condensed schedules of investments, results of operations, changes in capital and cash flows. The Trust is an investment company following accounting and reporting guidance in Accounting Standards Codification (“ASC”) 946.

Consolidation – The Series, through investing in the Trading Companies and Galaxy Plus, authorize certain Trading Advisors to place trades and manage assets at pre-determined investment levels. The Trading Companies were organized by the Managing Owner for the purpose of investing in commodities interests and derivative instruments, and have no operating income or expenses, except for trading income and expenses and the risk analysis fee, all of which is allocated to the Series. Galaxy Plus is a series of Delaware limited liability companies, sponsored by Gemini Alternative Funds, LLC, that create exposure to a variety of third party professional managed futures and foreign exchange advisors. Galaxy Plus is available to qualified high-net-worth individuals and institutional investors. Investments interests in Galaxy Plus entities are accounted for using net asset value as the practical expedient, which approximates fair value. Fair value represents the proportionate share of the Trust’s interest in the NAV in the Galaxy Plus entities. The equity interest held by Trust is shown as investments in private investment companies in the statements of financial condition. The income or is shown in the statements of operations as net unrealized gain/(loss) on private investment companies. The Trading Companies and Series of the Trust are consolidated by the Trust.

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

Use of Estimates – The preparation of consolidated financial statements in conformity with GAAP may require the Managing Owner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The valuation of swap contracts requires significant estimates as well as the valuation of certain other investments. Please refer to Note 3 for discussion of valuation methodology. Actual results could differ from these estimates and such differences could be material.

Cash and Cash Equivalents – Cash and cash equivalents include cash and overnight investments in interest-bearing demand deposits held at banks with original maturities of three months or less. This cash is not restricted.

Interest Income – U.S. Treasury Securities are pooled for purposes of maximizing returns on these assets to investors of all Series. Interest income from pooled cash management assets is recognized on the accrual basis and allocated daily to each Series based upon its daily proportion of ownership of the pool. Aggregate interest income from all sources, including U.S. Treasuries and assets held at a futures commission merchant (“FCM”), of up to two percentage points of the aggregate percentage yield (annualized) of net asset value less any fair market value related to swaps, is paid to the Managing Owner by the Frontier Balanced Fund (Class 1, and Class 2 only), Frontier Select Fund, Frontier Winton Fund and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a, Class 3a only), Frontier Masters Fund and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 20% of the total interest allocated to each Series was paid to the Managing Owner from January 1, 2016 through April 28, 2016, thereafter 100% of the interest is retained by the respective Series. In addition, if interest rates fall below 0.75%, the Managing Owner is paid the difference between the Trust’s annualized interest income that is allocated to each of such Series and 0.75%. All interest not paid to the Managing Owner is interest income to the Series, and shown net on the statement of operations.

U.S. Treasury Securities – U.S. Treasury Securities are reported at fair value as Level 1 inputs under ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). The Trust values U.S. Treasury Securities at fair value and records the daily change in value in the consolidated statements of operations as net unrealized gain/(loss) on U.S. Treasury securities. Accrued interest is reported on the consolidated statements of financial condition as interest receivable.

Receivable From Futures Commission Merchants – The Trust deposits assets with a FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of March 31, 2017 included restricted cash for margin requirements of $3,113,620 for the Frontier Trading Company I LLC, $4,998,204 for the Frontier Trading Company XV LLC, and $12,582,640 for the Frontier Trading Company II LLC.

Investment Transactions – Futures, options on futures, forward and swap contracts are recorded on a trade date basis and realized gains or losses are recognized when contracts are settled. Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the consolidated statements of financial condition as a net unrealized gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with FASB ASC 210, Balance Sheet (“ASC 210”) and Accounting Standards Update (ASU) 2013-01, Balance Sheet (Topic 210).

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

Foreign Currency Transactions – The Series of the Trust’s functional currency is the U.S. dollar; however, they transact business in currencies other than the U.S. dollar. The Series of the Trust do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from fluctuations arising from changes in market prices of securities held. Such fluctuations are included with the net realized or unrealized gain or loss from investments.

Allocation of Earnings – Each Series of the Trust may maintain three to seven classes of Units—Class 1, Class 2, Class 3, Class 1a, Class 2a, Class 3a and Class 1AP. All classes have identical voting, dividend, liquidation and other rights and the same terms and conditions, except that fees charged to a Class or Series differ as described below. Revenues, expenses (other than expenses attributable to a specific class), and realized and unrealized trading gains and losses of each Series are allocated daily to Class 1, Class 1a, Class 2, Class 2a, Class 3, Class 3a and Class 1AP Units based on each Class’ respective owners’ capital balances as applicable to the classes maintained by the Series.

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

Investments and Swaps – The Trust records investment transactions on a trade date basis and all investments are recorded at fair value, with changes in fair value reported as a component of realized and unrealized gains/(losses) on investments in the statements of operations. Certain Series of the Trust strategically invest a portion or all of their assets in total return swaps, selected at the discretion of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more underlying investment products or indices. In a typical swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. The valuation of swap contracts requires significant estimates. Swap contracts are reported at fair value based upon daily reports from the counterparty. The Managing Owner reviews and approves current day pricing of the CTA positions, as received from the counterparty which includes intra-day volatility and volume and daily index performance, that is used to determine a daily fair value NAV for the swap contracts.

Income Taxes – The Trust applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust for the year ended December 31, 2016. The 2012 through 2016 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

Fees and Expenses – All management fees, incentive fees, service fees and trading fees of the Trust are paid to the Managing Owner. It is the responsibility of the Managing Owner to pay all Trading Advisor management and incentive fees, Selling Agent Service fees and all other operating expenses and continuing offering costs of the Trust. Only management fees and incentive fees related to assets allocated through Trading Companies are included in expense on the Statement of Operations. The Series are all charge management and incentive fees on the asset allocated through the Galaxy Plus entities. Those fees are included in unrealized gain/(loss) on private investment companies on the Statements of Operations.

Service Fees – The Trust may maintain each Series of Units in three to seven sub-classes—Class 1, Class 1AP, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of Frontier Diversified Fund, Frontier Masters Fund, and Frontier Long/Short Commodity Fund are charged a service fee of up to two percent (2.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to two percent (2.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 and Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to two percent (2.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. Investors who have purchased Class 1 or Class 1a Units of Frontier Balanced Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Winton Fund are charged a service fee of up to three percent (3.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 and Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to Selling Agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Frontier Diversified Fund and Frontier Masters Fund or Class 2a Units of the Frontier Long/Short Commodity Fund sold) until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series for administrative purposes. Currently the service fee is not charged to Class 1AP investors. The Managing Owner may also pay selling agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such Selling Agents.

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

Subsequent Events – The Trust follows the provisions of ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date and up through the date the financial statements are issued.

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

Investments in Private Investment Companies. Investments in private investment companies are valued utilizing the net asset values provided by the underlying Private Investment Companies as a practical expedient. The Fund applies the practical expedient to its investments in Private Investment Companies on an investment-by-investment basis, and consistently with the Fund’s entire position in a particular investment, unless it is probable that the Fund will sell a portion of an investment at an amount different from the net asset value of the investment. Management has adopted Accounting Standards Update (“ASU”) ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) have not been classified in the fair value hierarchy below.

The following table summarizes the instruments that comprise the Trust financial asset portfolio, by Series, measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value.

March 31, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$15,728	$392,492	$—	$408,220
Swap Contracts	—	—	39,092,479	39,092,479
U.S. Treasury Securities	32,598,637	—	—	32,598,637

				Total
December 31, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$2,091,623	$54,584	$—	$2,146,207
Swap Contracts	—	—	40,189,178	40,189,178
U.S. Treasury Securities	42,757,604	—	—	42,757,604

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the statements of operations.

For the Three
Months ended
March 31, 2017

Balance of recurring Level 3 assets as of January 1, 2017	$40,189,178
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	(1,096,699)
Purchase of investments	—
Sale of investments	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of March 31, 2017	$39,092,479

For the Year ended
December 31, 2016

Balance of recurring Level 3 assets as of January 1, 2016	$40,136,065
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	53,113
Purchase of investments	—
Sale of investments	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of December 31, 2016	$40,189,178

The Trust assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Trust’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the three months ended March 31, 2017, the Trust did not transfer any assets between Levels 1, 2 and 3.

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at March 31, 2017:

Swap contracts	$(1,096,699)

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2016:

Swap contracts	$53,113

4.	Swaps Contracts

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of March 31, 2017 and December 31, 2016, approximately 10.30% or $22,866,000 and 10.20% or $22,866,000, respectively, of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain swaps and is recorded as Swap Contracts, at fair value on the Statements of Financial Condition of the Trust. This cash held with the counterparty is not restricted.

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

The Trust had invested in the following swap contracts as of and for the three months ended March 31, 2017:

	Brevan Howard	XXXIV Balanced select swap	XXXV Diversified select swap	XXXVII L/S select swap
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap

Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$11,413,283	$22,580,043	$13,851,707	$1,877,692
Termination Date	3/26/2018	8/2/2018	8/2/2018	8/7/2018
Cash Collateral	$5,986,000	$9,600,000	$3,400,000	$3,880,000
Swap Value	$1,994,142	$8,889,886	$4,939,996	$402,456
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	($411,272)	($449,564)	($297,851)	$61,988
Fair Value as of 3/31/2017	$7,980,142	$18,489,886	$8,339,996	$4,282,456
Advance on swap appreciation	($1,900,000)	($4,926,555)	($2,500,000)	($115,000)

The Trust had invested in the following swap contracts as of and for the year ended December 31, 2016:

	Brevan Howard	XXXIV Balanced Select Swap	XXXV Diversified Select Swap	XXXVII L/S Select Swap
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap

Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$11,413,283	$22,580,043	$13,851,707	$1,877,692
Termination Date	3/26/2018	8/2/2018	8/2/2018	8/7/2018
Cash Collateral	$5,986,000	$9,600,000	$3,400,000	$3,880,000
Swap Value	$2,405,414	$9,339,450	$5,237,847	$340,468
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	$431,146	($218,070)	($48,002)	($111,960)
Fair Value as of 12/31/2016	$8,391,414	$18,939,450	$8,637,847	$4,220,468
Advance on swap appreciation	($1,900,000)	($4,926,555)	($2,500,000)	($115,000)

5.	Investments in Unconsolidated Trading Companies and Private Investment Companies

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

The following table summarizes each of the Trust’s investments in Private Investment Companies as of March 31, 2017:

	As of March 31, 2017		As of December 31, 2016
	Percentage of		Percentage of
	Series Net		Series Net
	Assets Invested		Assets Invested
	in Private Investment		in Private Investment
	Companies	Fair Value	Companies	Fair Value

Series

Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	2.16%	$4,558,872	2.12%	$4,643,329
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	5.03%	10,591,117	5.23%	11,465,608
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	2.97%	6,249,590	2.98%	6,526,957
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	4.50%	9,466,278	5.28%	11,559,976
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	5.87%	12,365,073	5.10%	11,174,877
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	2.30%	4,850,645	3.46%	7,580,702
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	9.45%	19,907,684	9.33%	20,442,933
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	6.14%	12,934,637	8.78%	19,226,675
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	1.15%	2,411,143	1.78%	3,899,040
Galaxy Plus Fund - Quest FIT Feeder Fund (535) LLC	3.63%	7,651,035	5.11%	11,197,020
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	5.96%	12,549,283	—	—

The Galaxy Plus entities are made up a feeder funds in which the Trust invests and master trading entities into which the feeder funds invest. No investment held by the Galaxy Plus master trading entity is greater than 5% of the Trust’s total capital.

The following table summarizes each of the Trust’s equity in earnings from Private Investment Companies for the three months ended March 31, 2017:

	Three Months Ended March 31, 2017
			Change in
	Trading	Realized	Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)

Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(40,195)	(276,580)	232,246	(84,529)
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	(88,375)	(272,874)	687,276	326,027
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(52,101)	104,752	(4,815)	47,836
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(748,160)	872,537	1,581,310	1,705,687
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(88,403)	767,272	511,936	1,190,805
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	—	—	(512,105)	(512,105)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(1,574,207)	6,506,608	(913,835)	4,018,566
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	(168,161)	684,868	352,067	868,774
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(41,009)	566,048	(1,262,752)	(737,713)
Galaxy Plus Fund - Quest FIT Feeder Fund (535) LLC	(59,844)	(299,382)	(351,627)	(710,853)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(31,721)	45,781	35,356	49,416

Total	$(2,892,176)	$8,699,030	$355,057	$6,161,911

The Trust had no earnings from Private Investment Companies for the three months ended March 31, 2016.

The Trust’s investments in private investment companies have certain redemption and liquidity restrictions which are described in the following table:

	Redemptions	Redemptions	Liquidity
	Notice Period	Permitted	Restrictions
Equinox Frontier Diversified Fund
Multi-Strategy
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	24 hours	Daily	None
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton Feeder Fund (538) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517)	24 hours	Daily	None
Option Trading
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	24 hours	Daily	None

6.	Transactions with Affiliates

The Managing Owner contributes funds to the Trust in order to have a 1% interest in the aggregate capital, profits and losses and in return will receive units designated as general units in the Series of the Trust in which the Managing Owner invests such funds. The general units may only be purchased by the Managing Owner and may be subject to no advisory fees or management advisory fees at reduced rates. Otherwise, the general units hold the same rights as the limited units. The Managing Owner is required to maintain at least a 1% interest (“Minimum Purchase Commitment”) in the aggregate capital, profits and losses of the Trust so long as it is acting as the Managing Owner of the Trust. Such contribution was made by the Managing Owner before trading commenced for the Trust and will be maintained throughout the existence of the Trust, and the Managing Owner will make such purchases as are necessary to effect this requirement. Additionally, the Managing Owner agreed with certain regulatory bodies to maintain a 1% interest specifically in the Frontier Balanced Fund Class 1AP Units and Frontier Balanced Fund Class 2a Units, aggregated, and each of the Frontier Long/Short Commodity Fund, Frontier Diversified Fund, and Frontier Masters Fund. The 1% interest in these specific Series of the Trust is included in computing the Minimum Purchase Commitment in aggregate capital. In addition to the general units the Managing Owner receives in respect of its Minimum Purchase Commitment, the Managing Owner may purchase limited units in any Series as a Limited Owner. Principals of the Managing Owner or affiliates are allowed to own beneficial interests in the Trust, as well. All units purchased by the Managing Owner are held for investment purposes only and not for resale. The Managing Owner may make purchases or redemptions at any time on the same terms as any Limited Owner. The Trust has and will continue to have certain relationships with the Managing Owner and its affiliates.

Expenses

Management Fees – Each Series of Units pays to the Managing Owner a monthly management fee equal to a percentage of the nominal assets of such Series allocated to Trading Companies, calculated on a daily basis. In addition, the Managing Owner receives a monthly management equal to a certain percentage of the assets in the Galaxy Plus entities attributable to such Series’ (including notional assets), calculated on a monthly basis. The management fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. The total amount of assets of a Series allocated to Trading Advisors and/or reference programs, including (i) actual funds deposited in accounts directed by the Trading Advisors or deposited as margin in respect of swaps or other derivative instruments referencing a reference program plus (ii) any notional equity allocated to the Trading Advisors and any reference programs, is referred to herein as the “nominal assets” of the Series. The annual rate of the management fee is: 0.5% for the Frontier Balanced Fund Class 1, Class 2 and Class 3, 1.0% for the Frontier Balanced Fund Class 1AP, Class 2a and Class 3a, 2.0% for the Frontier Winton Fund, Frontier Long/Short Commodity Fund Class 1a, Class 2a and Class 3a and Frontier Masters Fund, 0.75% for Frontier Diversified Fund, 2.5% for the Frontier Heritage Fund and Frontier Select Fund, and 3.5% for the Frontier Long/Short Commodity Fund Class 1, Class 2 and Class 3. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) and/or waive (up to the percentage specified) any such management fee to the extent any related management fee is paid by a trading company or estimated management fee is embedded in a swap or other derivative instrument. Any management fee embedded in a swap or other derivative instrument may be greater or less than the management fee that would otherwise be charged to the Series by the Managing Owner. As of the date of this Form 10-K, the Trading Advisor for a Series that has invested in a swap has not received any management fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap.

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

Trading Fees – In connection with each Series’ trading activities, from January 1, 2016 through October 23, 2016, the Frontier Balanced Fund, Frontier Select Fund, Frontier Winton Fund and Frontier Heritage Fund paid to the Managing Owner a trading fee, or FCM Fee, of up to 0.75% per annum of such Series’ NAV, calculated daily; thereafter each of the Series pays to the Managing Owner a FCM Fee of up to 2.25% per annum of nominal assets allocated to the trading advisors, including through investments in commodity pools available on the Galaxy Plus Platform, and any reference programs of the applicable Series. From January 1, 2016 through April 28, 2016, the Frontier Diversified Fund, Frontier Long/Short Commodity Fund and Frontier Masters Fund paid to the Managing Owner a FCM Fee of up to 2.25% and a custodial/due diligence fee of 0.12% of such Series’ NAV, calculated daily; thereafter each of such Series pays to the Managing Owner a FCM Fee of up to 2.25% of nominal assets allocated to the trading advisors, including through investments in commodity pools available on the Galaxy Plus Platform, and a custodial/due diligence fee of 0.12% of such Series’ NAV, calculated daily.

Incentive Fees – Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated in the Trading Companies by such Series, monthly or quarterly. In addition, the Managing Owner receives a quarterly incentive fee of a certain percentage of new net trading profits generated in the Galaxy Plus entities that have been allocated to the Series. The incentive fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. Because the Frontier Balanced Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Long/Short Commodity Fund may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Frontier Balanced Fund and the Frontier Diversified Fund and 20% for the Frontier Winton Fund, Frontier Heritage Fund, Frontier Select Fund, Frontier Long/Short Commodity Fund and Frontier Masters Fund. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series.

Service Fees – In addition, with respect to Class 1 and Class 1a Units of each Series of the Trust, as applicable, the Series pays monthly or quarterly to the Managing Owner a service fee of up to 3% annually, which the Managing Owner pays to selling agents of the Trust.

As of March 31, 2017, the Trust has a payable to the Managing Owner in the amounts of $0, $329,600, $108,243, $1,030,195, and $173,207 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

As of December 31, 2016, the Trust has a payable to the Managing Owner in the amounts of $0, $433,430, $63,275, $523,099 and $239,520 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

For the three months ended March 31, 2017 the Trust paid the Managing Owner $(117,901), $528,788, $743,983 and $1,531,403 for incentive fees, management fees, service fees, and trading fees, respectively.

For the three months ended March 31, 2016, the Trust paid the Managing Owner $2,349,607, $1,182,715, $969,384 and $834,678 for incentive fees, management fees, service fees, and trading fees, respectively.

With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed therefore by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk and enjoys the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months. For the three months ended March 31, 2017 and 2016, amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees were $0 and $12, respectively.

Aggregate interest income from all sources, including U.S. Treasury Securities assets net of premiums and cash held at clearing brokers, of up to the first 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Winton Fund, Frontier Select Fund, and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a, Class 3a only), Frontier Masters Fund, and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 20% of the total interest allocated to each Series was paid to the Managing Owner from January 1, 2016 through April 28, 2016; thereafter 100% of the interest is retained by the respective Series. During the three months ended March 31, 2017, the Trust paid $119,704 and $526,282, respectively of such interest income to the Managing Owner. Such amounts are not included in the consolidated statements of operations of the Trust. All other interest income is recorded by the Trust on the consolidated statements of operations.

Solon Capital, LLC, an affiliate of the Trust (when Equinox Fund Management, LLC was acting as Managing Owner) provided management services for Equinox who paid, $168,256 and $0, respectively, for the three month’s ended March 31, 2017. These amounts have no impact on the Series’ financial statements.

7.	Financial Highlights

The following information presents the financial highlights of the Trust for the three months ended March 31, 2017 and 2016. This data has been derived from the information presented in the consolidated financial statements.

	2017	2016

Ratios to average net assets (1)
Net investment gain/(loss) (1)	10.28%	-5.50%
Expenses before incentive fees (rebate) (3)(4)	5.38%	4.93%
Expenses after incentive fees (rebate) (3)(4)	5.33%	5.90%

Total return before incentive fees (rebate) (2)	1.32%	4.62%
Total return after incentive fees (rebate) (2)	1.37%	3.65%

(1)	Annualized with the exception of incentive fees.
(2)	Total returns are not annualized.
(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Consolidated Statements of Operations of the Trust. See footnote 5.
(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees are included in the total return.

The Trust financial highlights are calculated based upon the Trust’s consolidated financial statements. The consolidated Trust does not issue units and therefore the financial highlights do not disclose any unitized data.

8.	Derivative Instruments and Hedging Activities

The Trust’s primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trust does not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trust’s derivatives by instrument types as of March 31, 2017 and December 31, 2016 is included in the Consolidated Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trust’s positions in swap contracts.

For the three months ended March 31, 2017 and 2016, the monthly average of futures contracts bought was approximately 8,519 and 9,689, respectively and sold was approximately 8,312 and 9,587, respectively.

The following tables summarize the trading revenues for the three months ended March 31, 2017 and 2016 by sector:

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended March 31, 2017 (1)

Type of contract

Metals	$(714,130)
Currencies	64,078
Energies	(816,579)
Agriculturals	(602,573)
Interest rates	(827,486)
Stock indices	5,000,875

Realized trading income/(loss)(1)	$2,104,185

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended March 31, 2017 (2)

Type of contract

Metals	$6,346
Currencies	(503,572)
Energies	(296,350)
Agriculturals	231,741
Interest rates	(791,598)
Stock indices	(384,554)

Change in unrealized trading income/(loss)(2)	$(1,737,987)

(1)	In the Consolidated Statement of Operations under net realized gain/(loss) on futures, forwards and options
(2)	In the Consolidated Statement of Operations under net change in open trade equity (deficit), at fair value.

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended March 31, 2016 (1)

Type of contract

Metals	$(5,431,149)
Currencies	(1,496,926)
Energies	4,565,694
Agriculturals	(984,627)
Interest rates	12,614,651
Stock indices	(1,212,327)

Realized trading income/(loss)(1)	$8,055,316

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended March 31, 2016 (2)

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

The following tables present gross and net information about the Trust’s assets and liabilities subject the master netting arrangements as disclosed on the consolidated statements of financial condition as of March 31, 2017 and December 31, 2016:

Offsetting of Derivatives Assets and Liabilities

As of March 31, 2017			Net Amounts
		Gross Amounts	Presented in the
	Gross Amounts	offset in the	Statements of
	of recognized	Statements of	Financial
	Derivative Assets	Financial Condition	Condition

Open Trade Equity/(Deficit)	$2,773,322	$(2,365,102)	$408,220
Swap Contracts	39,092,479	—	39,092,479

Offsetting of Derivatives Assets and Liabilities

As of December 31, 2016			Net Amounts
		Gross Amounts	Presented in the
	Gross Amounts	offset in the	Statements of
	of recognized	Statements of	Financial
	Derivative Assets	Financial Condition	Condition

Open Trade Equity/(Deficit)	$2,998,612	$(852,405)	$2,146,207
Swap Contracts	40,189,178	—	40,189,178

9.	Trading Activities and Related Risks

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

On May 10, 2017, Frontier Trading Company XV (“TCXV”) ceased operations. All assets and liabilities were transferred to Galaxy Plus Fund - TT Master Fund (531) LLC on that date.

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

The following discussion and tables should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this quarterly report and our 2016 Annual Report on Form 10-K for the year ended December 31, 2016.

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

The Trust, with respect to each Series of Units, engages in the speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), and options contracts and other derivative instruments (including Swaps). The Trust allocates funds to affiliated Trading Companies and Galaxy Plus entities, each of which has one-year renewable contracts with its own independent Trading Advisor(s) that will manage all or a portion of the applicable Trading Company’s or Galaxy Plus entity’s assets, and make the trading decisions for the assets of each Series vested in such Trading Company of Gemini Plus entity. The assets of each Trading Company and Galaxy Plus entity will be segregated from the assets of the other Trading Companies and Galaxy Plus entities. The Trust has an investment objective of increasing the value of the Units over the long term (capital appreciation), while controlling risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments (currencies). For additional overview of the Trust’s structure and business activities, see Item 1.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires the Managing Owner to adopt accounting policies and make estimates and assumptions that affect amounts reported in the Trust’s financial statements. The Trust’s most significant accounting policy, described below, includes the valuation of its futures and forward contracts, options contracts, swap contracts, U.S. treasury securities and investments in unconsolidated Trading Companies and Galaxy Plus entities, The majority of these investments are exchange traded contracts valued upon exchange settlement prices or non-exchange traded contracts and obligations with valuation based on third-party quoted dealer values on the Interbank market.

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

In addition, the Trust monitors counterparty credit risk and incorporates any identified risk factors when assigning input levels to underlying financial assets or liabilities. In that regard ASC 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical financial assets and the lowest priority to unobservable inputs. A full disclosure of the fair value hierarchy is presented in Note 3 of the financial statements – Fair Value Measurements.

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

The trading system of each of the major commodity Trading Advisors and the means by which the Series access those Trading Advisors are as follows:

Major Commodity Trading Advisor	Trading System Style	Accessed Through

Aspect Capital Limited	Systematic	Galaxy Plus
Beach Horizon	Systematic	Trading Company
BH-DG Systematic Trading LLP	Systematic	Swap
Chesapeake Capital Corporation	Systematic	Galaxy Plus
Crabel Capital Partners LLPC	Systematic	Swap
Emil Van Essen, LLC	Discretionary	Galaxy Plus
Fort, L.P.	Systematic	Galaxy Plus
H2O Asset Management	Systematic	Swap
J E Moody & Company	Systematic	Swap
Quantitative Investment Management, LLC	Systematic	Galaxy Plus
Quantmetrics Capital Management LLP	Systematic	Galaxy Plus
Quest Partners LLC	Systematic	Galaxy Plus
Red Oak Commodity Advisors, Inc.	Discretionary	Galaxy Plus
Rosetta Capital Management, LLC	Discretionary	Galaxy Plus
Transtrend B.V.	Systematic	Trading Company
Welton Investment Partners LLC	Systematic	Galaxy Plus
Winton Capital Management Ltd.	Systematic	Trading Company

As of March 31 , 2017, the allocation of the assets of each applicable Series of the Trust between the Trading Advisors was as follows:

Allocation as of March 31, 2017 (expressed as a percentage of aggregate notional exposure to commodity trading programs)

		Equinox
	Equinox	Frontier	Equinox	Equinox		Equinox	Equinox
	Frontier	Long/Short	Frontier	Frontier	Equinox	Frontier	Frontier
	Diversified	Commodity	Masters	Balanced	Frontier	Winton	Heritage
Advisor	Fund	Fund	Fund	Fund	Select Fund	Fund	Fund
Aspect Capital Limited	4%	—	—	6%	—	—	—
Beach Horizon	—	—	—	4%	—	—	—
BH-DG Systematic Trading LLP	—	—	—	—	40%	—	43%
Chesapeake Capital Corporation	11%	22%	25%	—	—	—	—
Crabel Capital Management, LLC	4%	—	—	5%	—	—	—
Doherty	5%			2%
Emil Van Essen, LLC	8%	22%	23%	6%	—	—	—
Fort, L.P.	8%	—	—	12%	—	—	—
H2O Asset Management	8%	—	—	11%	—	—	—
J E Moody & Company	—	9%	—	—	—	—	—
Landmark	1%	3%		3%
Quantitative Investment Management, LLC	15%	—	—	21%	—	—	—
Quantmetrics Capital Management LLP	17%	—	—	12%	—	—	—
Quest Partners LLC	5%	—	—	1%	—	—	—
Red Oak Commodity Advisors, Inc.	—	27%	—	—	—	—	—
Rosetta Capital Management, LLC	—	17%	—	—	—	—	—
Transtrend B.V.	—	—	28%	—	60%	—	—
Welton Investment Partenrs LLC	6%	—	—	8%	—	—	—
Winton Capital Management Ltd.	8%	—	24%	9%	—	100%	57%

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At March 31, 2017, cash deposited at the clearing brokers was $34,901,669 for the Trust. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each month. Currently, with the Federal Funds target rate at 0.00% to 0.25%, this amount is estimated to be 0.00%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds and time deposits. Aggregate interest income from all sources, including assets held at clearing brokers, of up to 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Winton Fund, Frontier Select Fund, and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a, Class 3a only), Frontier Masters Fund and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 20% of the total interest allocated to the Series was paid to the Managing Owner from January 1, 2016 through April 28, 2016; thereafter 100% of the interest is retained by the respective Series. The amount reflected in the financial statements for the Trust and Series are disclosed on a net basis. Due to some classes not exceeding the 2% paid to the Managing Owner, amounts earned by those classes may be zero.

Approximately 10% to 30% of the Trust’s assets are expected to be committed as required margin for futures contracts and forwards and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations there under. Approximately 2% to 6% of the Trust’s assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 64% to 88% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. federally chartered banks. As of March 31, 2017, total cash and cash equivalents held at banking institutions were $2,093,372 for the Frontier Diversified Fund, $0 for the Frontier Long/Short Commodity Fund, $1,326,089 for the Frontier Masters Fund, $1,730,800 for the Frontier Balanced Fund, $776,607 for the Frontier Select Fund, $4,360,556 for the Frontier Winton Fund, and $953,392 for the Frontier Heritage Fund.

As a commodity pool, the Trust has large cash positions. Such cash positions are used to pay margin for the trading of futures, forwards and options, and also to pay redemptions. Generally, the Trust has not been forced to liquidate positions to fund redemptions. During the three months ended March 31, 2017, Frontier Long/Short Commodity Fund, borrowed from the other series to pay redemptions.

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

Results of Operations

Series Returns and Other Information

The returns for each Series and Class of Units for the three months ended March 31, 2017 and 2016, and related information, are discussed below. The activities of the Trust on a consolidated basis are explained through the activity of the underlying Series. Please refer to the discussion of the Series activities in relation to the Trust on a consolidated basis.

Each Series had exposure to commodity interest positions within one or more sectors during three months ended March 31, 2017 and 2016. The performance of each Series was impacted over the course of the periods by, among other things, the relative performance of the relevant sector or sectors and the commodities within those sectors, the changing allocations among, and the specific positions taken by the Series’ Trading Advisors in, the relevant sector(s) and commodities, and the timing of entries and exits. For certain of the Series, a sector attribution chart has been included at the end of the relevant discussion. Each chart depicts the performance of the relevant Series’ positions within each of the relevant sectors (determined by the Managing Owner using monthly gross return and NAV figures, with various adjustments to net out a proportional allocation of the fees and expenses chargeable to the Series) during the periods presented.

Three months ended March 31, 2017 Compared to Three Months Ended March 31, 2016.

Frontier Diversified Fund

2017

The Frontier Diversified Fund—Class 1 NAV gained 2.47% and gained 2.52%, respectively, for the three months ended March 31, 2017 and 2016, net of fees and expenses; the Frontier Diversified Fund—Class 2 NAV gained 2.86% and gained 2.96%, respectively for the three months ended March 31, 2017 and 2016, net of fees and expenses; the Frontier Diversified Fund—Class 3 NAV gained 2.93% and gained 3.03%, respectively for the three months ended March 31, 2017 and 2016.

For the three months ended March 31, 2017, the Frontier Diversified Fund recorded net gain on investments of $2,007,523 net investment income of $73,263, and total expenses of $475,957 resulting in a net increase in Owners’ capital from operations of $1,604,829. The NAV per Unit, Class 1, increased from $116.43 at December 31, 2016 to $119.31 as of March 31, 2017. The NAV per Unit, Class 2, increased from $132.94 at December 31, 2016 to $136.74 as of March 31, 2017. The NAV per Unit, Class 3 increased from $123.27 at December 31, 2016 to $126.88 as of March 31, 2017. Total Class 1 subscriptions and redemptions for the period were $3,063 and $1,213,227, respectively. Total Class 2 subscriptions and redemptions for the period were $599,571 and $1,388,611, respectively. Total Class 3 subscriptions and redemptions for the period were $934,124 and $1,247,303, respectively. Ending capital at March 31, 2017 was $4,088,255 for Class 1, $38,553,983 for Class 2 and $13,121,599 for Class 3. Ending capital at December 31, 2016 was $5,189,420 for Class 1, $38,231,581 for Class 2 and $13,050,390 for Class 3.

The Frontier Diversified Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

One of the six sectors traded in the Equinox Frontier Diversified Fund was profitable in Q1 2017. Stock Indices was profitable while Metals, Currencies, Energies, Agriculturals, and Interest Rates finished negative for the quarter.

In terms of major CTA performance Chesapeake, Emil Van Essen, Fort LP, QIM, Quantmetrics and Winton finished positive for the quarter.

2016

The Frontier Diversified Fund— Class 1 NAV gained 2.52% and 16.42%, respectively, for the three months ended March 31, 2016 and 2015, net of fees and expenses; the Frontier Diversified Fund—Class 2 NAV gained 2.96% and 16.92%, respectively for the three months ended March 31, 2016 and 2015, net of fees and expenses; the Frontier Diversified Fund—Class 3 NAV gained 3.03% and 16.99%, respectively for the three months ended March 31, 2016 and 2015.

For the three months ended March 31, 2016, the Frontier Diversified Fund recorded net gain on investments of $2,972,555, net investment income of $153,985, and total expenses of $1,592,769 resulting in a net increase in Owners’ capital from operations of $1,533,771, after non-controlling interests of $0. The NAV per Unit, Class 1, increased from $115.52 at December 31, 2015 to $118.43 as of March 31, 2016. The NAV per Unit, Class 2, increased from $129.60 at December 31, 2015 to $133.44 as of March 31, 2016. The NAV per Unit, Class 3 increased from $119.87 at December 31, 2015 to $123.50 as of March 31, 2016. Total Class 1 subscriptions and redemptions for the period were $241,609 and $3,601,250, respectively. Total Class 2 subscriptions and redemptions for the period were $3,924,703 and $645,622, respectively. Total Class 3 subscriptions and redemptions for the period were $3,419,573 and $348,905, respectively. Ending capital at March 31, 2016 was $8,880,778 for Class 1, $38,857,273 for Class 2 and $12,500,794 for Class 3. Ending capital at December 31, 2015 was $11,814,234 for Class 1, $34,633,100 for Class 2 and $9,267,632 for Class 3.

The Frontier Diversified Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Equinox Frontier Diversified Fund Class 1 Sector Attributions
Q1 2016 and YTD
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2016
YTD

Equinox Frontier Diversified Fund Class 2 Sector Attributions
Q1 2016 and YTD
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2016
YTD

Equinox Frontier Diversified Fund Class 3 Sector Attributions
Q1 2016 and YTD
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2016
YTD

Two of the six sectors traded in the Frontier Diversified Fund was profitable in Q1 2016 and YTD. Energies and Interest Rates were profitable while and Metals, Currencies, Agriculturals, and Stock Indices finished negative for the quarter.

In terms of major CTA performance Crabel, Emil Van Essen, QIM and Quest Partners finished positive for the quarter and YTD.

Frontier Masters Fund

2017

The Frontier Masters Fund—Class 1 NAV gained 0.27% and gained 5.44% for the three months ended March 31, 2017 and 2016 net of fees and expenses; the Frontier Masters Fund —Class 2 NAV gained 0.68% and gained 5.90% for the three months ended March 31, 2017 and 2016, net of fees and expenses; the Frontier Masters Fund—Class 3 NAV gained 0.74% and gained 5.97% for the three months ended March 31, 2017 and 2016, net of fees and expenses.

For the three months ended March 31, 2017, the Frontier Masters Fund recorded net gain on investments of $388,839, net investment income of $40,095, and total expenses of $304,178, resulting in a net increase in Owners’ capital from operations of $124,756. The NAV per Unit, Class 1, increased from $112.80 at December 31, 2016 to $113.10 as of March 31, 2017. The NAV per Unit, Class 2, increased from $128.78 at December 31, 2016 to $129.65 as of March 31, 2017. The NAV per Unit, Class 3, increased from $119.89 at December 31, 2016 to $120.78 as of March 31, 2017. Total Class 1 subscriptions and redemptions for the period were $2,610 and $465,552, respectively. Total Class 2 subscriptions and redemptions for the period were $65,000 and $478,486, respectively. Total Class 3 subscriptions and redemptions for the period were $364,269 and $338,109, respectively. Ending capital at March 31, 2017 was $4,921,108 for Class 1, $5,295,008 for Class 2 and $6,227,679 for Class 3. Ending capital at December 31, 2016 was $5,361,626 for Class 1, $5,657,562 for Class 2 and $6,150,119 for Class 3.

The Frontier Masters Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Three of the six sectors traded in Frontier Masters Fund were profitable in Q1 2017. Energies and Stock Indices were positive while Metals, Currencies, Agriculturals and Interest Rates were negative for the quarter.

In terms of major CTA performance, Emil Van Essen was profitable, while Chesapeake, Transtrend and Winton were negative for the quarter.

2016

The Frontier Masters Fund—Class 1 NAV gained 5.44% and 10.09% for the three months ended March 31, 2016 and 2015 net of fees and expenses; the Frontier Masters Fund —Class 2 NAV gained 5.90% and 10.57% for the three months ended March 31, 2016 and 2015, net of fees and expenses; the Frontier Masters Fund—Class 3 NAV gained 5.97% and 10.64% for the three months ended March 31, 2016 and 2015, net of fees and expenses.

For the three months ended March 31, 2016, the Frontier Masters Fund recorded net gain on investments of $1,866,339, net investment income of $57,379, and total expenses of $573,342, resulting in a net increase in Owners’ capital from operations of $1,350,376. The NAV per Unit, Class 1, increased from $112.87 at December 31, 2015 to $119.01 as of March 31, 2016. The NAV per Unit, Class 2, increased from $126.60 at December 31, 2015 to $134.07 as of March 31, 2016. The NAV per Unit, Class 3, increased from $117.57 at December 31, 2015 to $124.59 as of March 31, 2016. Total Class 1 subscriptions and redemptions for the period were $53,938 and $1,430,661, respectively. Total Class 2 subscriptions and redemptions for the period were $50,000 and $812,685, respectively. Total Class 3 subscriptions and redemptions for the period were $1,045,040 and $1,213,531, respectively. Ending capital at March 31, 2016 was $7,355,368 for Class 1, $7,613,340 for Class 2 and $6,872,068 for Class 3. Ending capital at December 31, 2015 was $8,323,800 for Class 1, $7,893,358 for Class 2 and $6,611,141 for Class 3.

The Frontier Masters Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Three of the six sectors traded in Frontier Masters Fund were profitable in Q1 2016 and YTD. Energies, Interest Rates, Agriculturals and hybrids were positive while Metals, Currencies, and Stock Indices were negative for the quarter and YTD.

In terms of major CTA performance, all of the major CTAs in the Frontier Masters Fund were profitable for the quarter except Chesapeake.

Frontier Long/Short Commodity Fund

2017

The Frontier Long/Short Commodity Fund—Class 2 NAV gained 2.79% and lost 1.97%, respectively, for the three months ended March 31, 2017 and 2016, net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 3 NAV gained 3.11% and lost 1.98% respectively for the three months ended March 31, 2017 and 2016, net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 1a NAV gained 2.39% and lost 2.33% respectively, for the three months ended March 31, 2017 and 2016, net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 2a NAV gained 3.61% and lost 1.91% respectively, for the three months ended March 31, 2017 and 2016, net of fees and expenses; the Frontier Long/Short Commodity Fund Class 3a NAV gained 4.17% and lost 1.84%, respectively, for the three months ended March 31, 2017 and 2016, net of fees and expenses.

For the three months ended March 31, 2017, the Frontier Long/Short Commodity Fund recorded net gain on investments of $435,033, net investment income of $0, and total expenses of $84,246, resulting in a net increase in Owners’ capital from operations of $340,787 The NAV per Unit, Class 2, increased from $129.56 at December 31, 2016 to $133.17 as of March 31, 2017. The NAV per Unit, Class 3, increased from $130.80 at December 31, 2016 to $134.87 as of March 31, 2017. The NAV per Unit, Class 1a, increased from $92.78 at December 31, 2016 to $95.00 as of March 31, 2017. The NAV per Unit, Class 2a, increased from $105.67 at December 31, 2016 to $109.48 as of March 31, 2017. The NAV per Unit, Class 3a, increased from $107.50 at December 31, 2016 to $111.98 as of March 31, 2017. Total Class 2 redemptions for the period were $305,995. Total Class 3 redemptions for the period were $714,148 Total Class 1a redemptions were $1,052,525. Class 2a redemptions for the period were $234,095. Class 3a subscriptions and redemptions for the period were $704,623 and $318,658 respectively. Ending capital at March 31, 2017 was $542,287 for Class 2, $3,893,593 for Class 3, $954,692 for Class 1a, $782,297 for Class 2a and $1,624,974 for Class 3a. Ending capital at December 31, 2016 was $808,137 for Class 2, $4,404,630 for Class 3, $1,913,059 for Class 1a, $962,925 for Class 2a and $1,174,183 for Class 3a.

The Frontier Long/Short Commodity Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors, although the majority of the exposure will typically be in the Energies, Metals, and Commodities sectors.

Five of the seven sectors traded in the Frontier Long/Short Commodity Fund were profitable in Q1 2017. Base Metals, Energies, Grains, Meats and Precious Metals finished positive for the quarter while Softs and Financials finished negative for the quarter.

In terms of major CTA performance, all five major CTAs in the Frontier Long/Short Commodity Fund were profitable in Q1 2017. The non-major CTAs were negative for the quarter.

2016

The Frontier Long/Short Commodity Fund—Class 2 NAV lost 1.97% and gained 20.17% for the three months ended March 31, 2016 and 2015, respectively, net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 3 NAV lost 1.98% and gained 20.04% for the three months ended March 31, 2016 and 2015, respectively, net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 1a NAV lost 2.33% and 19.36% for the three months ended March 31, 2016 and 2015, respectively, net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 2a NAV lost 1.91% and gained 19.88% for the three months ended March 31, 2016 and 2015, respectively, net of fees and expenses; the Frontier Long/Short Commodity Fund Class 3a NAV lost 1.84% and gained 19.97%for the three months ended March 31, 2016 and 2015, respectively, net of fees and expenses.

For the three months ended March 31, 2016, the Frontier Long/Short Commodity Fund recorded net gain on investments of $80,555, net investment income of $22,970, and total expenses of $343,797, resulting in a net decrease in Owners’ capital from operations of $240,272. The NAV per Unit, Class 2, decreased from $132.10 at December 31, 2015 to $129.50 as of March 31, 2016. The NAV per Unit, Class 3, decreased from $132.14 at December 31, 2015 to $129.53 as of March 31, 2016. The NAV per Unit, Class 1a, decreased from $94.76 at December 31, 2015 to $92.55 as of March 31, 2016. The NAV per Unit, Class 2a, decreased from $106.19 at December 31, 2015 to $104.16 as of March 31, 2016. The NAV per Unit, Class 3a, decreased from $106.86 at December 31, 2015 to $104.89 as of March 31, 2016. Total Class 2 redemptions for the period were $56,113. Total Class 3 redemptions for the period were $300,584. Total Class 1a redemptions were $ $206,317. Class 2a redemptions for the period were $121,492. Class 3a subscriptions and redemptions for the period were $25,206 and $49,302, respectively. Ending capital at March 31, 2016 was $918,023 for Class 2, $5,506,136 for Class 3, $3,763,513 for Class 1a, $1,143,227 for Class 2a and $813,078 for Class 3a. Ending capital at

December 31, 2015 was $993,600 for Class 2, $5,906,669 for Class 3, $4,053,754 for Class 1a, $1,287,665 for Class 2a and $851,163 for Class 3a.

The Frontier Long/Short Commodity Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Four of the seven sectors traded in the Frontier Long/Short Commodity Fund were profitable in Q1 2016. Energies, Precious Metals, Softs and meats finished positive for the quarter while Base Metals, Grains, and Financials finished negative for the quarter.

In terms of major CTA performance, one out of the five major CTAs in the Frontier Long/Short Commodity Fund were profitable in Q1 2015. Emil Van Essen was positive for the quarter and while Chesapeake, JE Moody, Red Oak and Rosetta finished negative for the quarter.

Frontier Balanced Fund

2017

The Frontier Balanced Fund—Class 1 NAV gained 2.23% and gained 3.24%, respectively, for the three months ended March 31, 2017 and 2016, net of fees and expenses; the Frontier Balanced Fund —Class 2 NAV gained 2.98% and gained 4.02%, respectively, for the three months ended March 31, 2017 and 2016, net of fees and expenses; the Frontier Balanced Fund —Class 2a NAV gained 3.03% and gained 4.27%, respectively, for the three months ended March 31, 2017 and 2016, net of fees and expenses; the Frontier Balanced Fund —Class 3a NAV gained 3.03% and gained 4.27%, respectively, for the three months ended March 31, 2017 and 2016, net of fees and expenses; the Frontier Balanced Fund —Class 1AP NAV gained 2.98% and gained 4.03% for the three months ended March 31, 2017 and 2016, net of fees and expenses.

For the three months ended March 31, 2017, the Frontier Balanced Fund recorded net gain on investments of $2,926,792 net investment income of $1,161, and total expenses of $981,478, resulting in a net increase in Owners’ capital from operations of $1,946,475. The NAV per Unit, Class 1, increased from $134.80 at December 31, 2016 to $137.81 as of March 31, 2017. The NAV per Unit, Class 1AP, increased from $144.97 at December 31, 2016 to $149.29 as of March 31, 2017. The NAV per Unit, Class 2, increased from $194.99 at December 31, 2016 to $200.81 as of March 31, 2017. The NAV per Unit, Class 2a, increased from $169.05 at December 31, 2016 to $174.17 as of March 31, 2017. The NAV per Unit, Class 3a, increased from $168.49 at December 31, 2016 to $173.59 as of March 31, 2017. Total Class 1 subscriptions and redemptions for the period were $34,075 and $4,066,907, respectively. Total Class 1AP redemptions for the period were $90,030. Total Class 2 subscriptions and redemptions for the period were $4,937 and $360,713, respectively. Total Class 2a subscriptions for the period were $123,835. Total Class 3a redemptions for the period were $30,584. Ending capital at March 31, 2017 was $54,121,504 for Class 1, $607,004 for Class 1AP, $22,705,082 for Class 2, $655,919 for Class 2a, and $1,770,950 for Class 3a. Ending capital at December 31, 2016 was $56,955,371 for Class 1, $677,181 for Class 1AP, $22,401,557 for Class 2, $516,256 for Class 2a and $1,749,006 for Class 3a.

The Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

One of the six sectors traded in the Frontier Balanced Fund were profitable in Q1 2017. The Stock Indices sector was profitable while Metals, Currencies, Energies, Agriculturals and Interest Rates finished negative for the quarter.

In terms of major CTA performance, five of the ten major CTAs in the Equinox Frontier Balanced Fund were profitable in Q1 2017. Emil Van Essen, Fort LP, QIM, Quantmetrics and Winton were positive for the quarter. Aspect Capital Limited, Beach Horizon, Crabel, H20 and Welton finished negative for the quarter.

2016

The Frontier Balanced Fund—Class 1 NAV gained 3.24% and 13.12%, respectively, for the three months ended March 31, 2016 and 2015, net of fees and expenses; the Frontier Balanced Fund —Class 2 NAV gained 4.02% and 13.96%, respectively, for the three months ended March 31, 2016 and 2015, net of fees and expenses; the Frontier Balanced Fund —Class 2a NAV gained 4.27% and 14.21%, respectively, for the three months ended March 31, 2016 and 2015, net of fees and expenses; the Frontier Balanced Fund —Class 3a NAV gained 4.27% and 14.21%, respectively, for the three months ended March 31, 2016 and 2015, net of fees and expenses; the Frontier Balanced Fund —Class 1AP NAV gained 4.03% and 13.96% for the three months ended March 31, 2016 and 2015, respectively.

For the three months ended March 31, 2016, the Frontier Balanced Fund recorded net gain on investments of $5,049,993, net investment income of $7,337, and total expenses of $1,826,503, resulting in a net increase in Owners’ capital from operations of $3,122,472, after non-controlling interests of $108,355. The NAV per Unit, Class 1, increased from $131.54 at December 31, 2014 to $148.80 as of March 31, 2015. The NAV per Unit, Class 1AP, increased from $133.59 at December 31, 2015 to $138.97 as of March 31, 2016. The NAV per Unit, Class 2, increased from $179.69 at December 31, 2015 to $186.92 as of March 31, 2016. The NAV per Unit, Class 2a, increased from $154.88 at December 31, 2015 to $161.49 as of March 31, 2016. The NAV per Unit, Class 3a, increased from $154.37 at December 31, 2015 to $160.96 as of March 31, 2016. Total Class 1 subscriptions and redemptions for the period were $48,635 and $1,432,500, respectively. Total Class 1AP redemptions for the period were $49,264. Total Class 2 subscriptions and redemptions for the period were $4,757 and $8,788, respectively. Total Class 3a redemptions for the period were $4,606. Ending capital at March 31, 2016 was $63,232,992 for Class 1, $694,223 for Class 1AP, $23,617,131 for Class 2, $571,441 for Class 2a, and $2,534,902 for Class 3a. Ending capital at December 31, 2015 was $62,563,337 for Class 1, $714,747 for Class 1AP, $22,708,408 for Class 2, $548,070 for Class 2a and $2,435,421 for Class 3a.

The Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Five of the six sectors traded in the Frontier Balanced Fund were profitable in Q1 2016. Currencies, Energies, Agriculturals, Interest Rate and Stock Indies sectors were profitable while Metals finished negative for the quarter and YTD.

In terms of major CTA performance, ten of the twelve major CTAs in the Frontier Balanced Fund were profitable in Q1 2016. Beach Horizon, Brandywine, Cantab, Crabel, Doherty, Emil Van Essen, Fort (GC), QIM, Quantica, and Winton were positive for the quarter. H20 AM and Quantmetrics finished negative for the quarter.

Frontier Select Fund

2017

The Frontier Select Fund—Class 1 NAV lost 4.44% and gained 10.02%, respectively, for the three months ended March 31, 2017 and 2016, net of fees and expenses; the Frontier Select Fund —Class 2 NAV lost 3.76% and gained 10.85% respectively for the three months ended March 31, 2017 and 2016, net of fees and expenses; the Frontier Select Fund —Class 1AP NAV lost 3.85% and gained 10.84%, respectively, for the three months ended March 31, 2017 and 2016.

For the three months ended March 31, 2017, the Frontier Select Fund recorded net loss on investments of $366,365, net investment income of $0, and total expenses of $181,379, resulting in a net decrease in Owners’ capital from operations of $493,434, after non-controlling interests of $54,310. The NAV per Unit, Class 1, decreased from $94.06 at December 31, 2016 to $89.88 as of March 31, 2017. The NAV per Unit, Class 1AP, decreased from $101.16 at December 31, 2016 to $97.27 as of March 31, 2017. The NAV per Unit, Class 2, decreased from $134.25 at December 31, 2016 to $129.20 as of March 31, 2017. Total Class 1 subscriptions and redemptions for the period were $1,467 and $1,090,824 respectively. Total Class 1AP redemptions for the period were $4,175. Total Class 2 subscriptions and redemptions for the period were $99,345 and 17,740, respectively. Ending capital at March 31, 2017 was $9,012,666 for Class 1, $24,609 for Class 1AP and $1,438,403 for Class 2. Ending capital at December 31, 2016 was $10,540,702 for Class 1, $29,897 for Class 1AP and $1,411,440 for Class 2.

The Frontier Select Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, Hybrids, and Commodities sectors.

Equinox Frontier Select Fund Class 1 Major Advisor Performance
Q1 2017 and YTD
0.00%
-0.50%
-1.00%
-1.50%
-2.00%
-2.50%
-3.00%
-3.50%
-4.00%
-4.50%
Brevan Howard
Transtrend
Q1 2017
YTD

Equinox Frontier Select Fund Class 1AP Major Advisor Performance
Q1 2017 and YTD
0.00%
-0.50%
-1.00%
-1.50%
-2.00%
-2.50%
-3.00%
-3.50%
-4.00%
Brevan Howard
Transtrend
Q1 2017
YTD

Equinox Frontier Select Fund Class 2 Major Advisor Performance
Q1 2017 and YTD
0.00%
-0.50%
-1.00%
-1.50%
-2.00%
-2.50%
-3.00%
-3.50%
-4.00%
Brevan Howard
Transtrend
Q1 2017
YTD

Two of the six sectors traded in the Frontier Select Fund were profitable in Q1 2017. Currencies and Stock Indices were positive while Metals, Energies, Agriculturals and Interest Rates were negative for the quarter.

In terms of major CTA performance, both Brevan Howard and Transtrend finished positive for the quarter.

2016

The Frontier Select Fund—Class 1 NAV gained 10.02% and 11.03% , respectively, for the three months ended March 31, 2016 and 2015, net of fees and expenses; the Frontier Select Fund —Class 2 NAV gained 10.85% and 11.87%, respectively for the three months ended March 31, 2016 and 2015, net of fees and expenses; the Frontier Select Fund —Class 1AP NAV gained 10.84% and 11.87% for the three months ended March 31, 2016 and 2015, respectively.

For the three months ended March 31, 2016, the Frontier Select Fund recorded net gain on investments of $2,458,845, net investment income of $0, and total expenses of $214,431, resulting in a net increase in Owners’ capital from operations of $1,325,471, after non-controlling interests of $918,943 For the three months ended March 31, 2015, the Frontier Select Fund recorded net gain on investments of $2,741,233, net investment income of $0, and total expenses of $375,837, resulting in a net increase in Owners’ capital from operations of $1,683,063, after non-controlling interests of $682,333. The NAV per Unit, Class 1, increased from 90.35 at December 31, 2015 to $99.40 as of March 31, 2016. The NAV per Unit, Class 1AP, increased from $94.28 at December 31, 2015 to $104.50 as of March 31, 2015. The NAV per Unit, Class 2, increased from $125.11 at December 31, 2015 to $138.68 as of March 31, 2016. Total Class 1 subscriptions and redemptions for the period were $4,233 and $361,720, respectively. Total Class 1AP subscriptions for the period were $0. Total Class 2 redemptions for the period were $0. Ending capital at March 31, 2016 was $12,528,315 for Class 1, $52,500 for Class 1AP and $1,483,224 for Class 2. Ending capital at December 31, 2015 was $11,710,517 for Class 1, $47,365 for Class 1AP and $1,338,173 for Class 2.

The Frontier Select Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Four of the seven sectors traded in the Frontier Select Fund were profitable in Q1 2016. Currencies, Energies, Interest Rates and Hybrids were positive while Metals, Agriculturals and Stock Indices were negative for the quarter .

In terms of major CTA performance, Brevan Howard and Tiverton finished positive for the quarter.

Frontier Winton Fund

2017

The Frontier Winton Fund—Class 1 NAV lost 1.02% and gained 3.05%, respectively, for the three months ended March 31, 2017 and 2016, net of fees and expenses; the Frontier Winton Fund —Class 2 NAV lost 0.32% and gained 3.82%, respectively, for the three months ended March 31, 2017 and 2016, net of fees and expenses; the Frontier Winton Fund —Class 1AP NAV lost 0.55% and gained 3.82%, respectively, for the three months ended March 31, 2017 and 2016.

For the three months ended March 31, 2017, the Frontier Winton Fund recorded net gain on investments of $686,811, net investment income of $0, and total expenses of $539,560, resulting in a net decrease in Owners’ capital from operations of $248,287, after non-controlling interests of $395,538. The NAV per Unit, Class 1, decreased from $154.51 at December 31, 2016 to $152.93 as of March 31, 2017. The NAV per Unit, Class 1AP decreased from $166.17 at December 31, 2016 to $165.26 as of March 31, 2017. Class 2, decreased from $210.98 at December 31, 2016 to $210.30 as of March 31, 2017. Total Class 1 subscriptions and redemptions for the period were $30,102 and $919,596 respectively. There were no subscriptions or redemptions for Class 1AP. Total Class 2 subscriptions and redemptions for the period were $267,829 and 54,413, respectively. Ending capital at March 31, 2017 was $19,189,478 for Class 1, $35,365 for Class 1AP, and $11,617.318 for Class 2. Ending capital at December 31, 2016 was $20,284,935 for Class 1, $35,478 for Class 1AP and $11,446,113 for Class 2.

The Frontier Winton Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

One of the six sectors traded in the Frontier Winton Fund were profitable in Q1 2017. Stock Indices were positive while Metals, Currencies, Energies, Agriculturals and Interest Rates were negative for the quarter.

2016

The Frontier Winton Fund—Class 1 NAV gained 3.05% and 9.07%, respectively, for the three months ended March 31, 2016 and 2015, net of fees and expenses; the Frontier Winton Fund —Class 2 NAV gained 3.82% and 9.87%, respectively, for the three months ended March 31, 2016 and 2015, net of fees and expenses; the Frontier Winton Fund —Class 1AP NAV gained 3.82% and 9.87% for the three months ended March 31, 2016 and 2015, respectively.

For the three months ended March 31, 2016, the Frontier Winton Fund recorded net gain on investments of $3,032,321, net investment income of $176, and total expenses of $623,066, resulting in a net increase in Owners’ capital from operations of $1,166,285 after non-controlling interests of $1,243,146. For the three months ended March 31, 2015, the Frontier Winton Fund recorded net gain on investments of $4,997,118, net investment income of $0, and total expenses of $1,320,827, resulting in a net increase in Owners’ capital from operations of $3,676,291. The NAV per Unit, Class 1, increased from $164.17 at December 31, 2015 to $169.18 as of March 31, 2016. The NAV per Unit, Class 1AP increased from $171.31 at December 31, 2015 to $177.86 as of March 31, 2016. Class 2, increased from $217.51 at December 31, 2015 to $225.82 as of March 31, 2016. Total Class 1 subscriptions and redemptions for the period were $41,296 and $170,765, respectively. There were no subscriptions or redemptions for Class 1AP. Total Class 2 redemptions for the period were 72,363. Ending capital at March 31, 2016 was $23,601,195 for Class 1, $37,974 for Class 1AP, and $12,266,827 for Class 2. Ending capital at December 31, 2015 was $23,022,800 for Class 1, $36,576 for Class 1AP and $11,882,167 for Class 2.

The Frontier Winton Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Three of the six sectors traded in the Frontier Winton Fund were profitable in Q1 2016. Energies, Agriculturals and Interest Rates positive while Metals, Currencies, and Stock Indices were negative for the quarter and YTD.

Frontier Heritage Fund

2017

The Frontier Heritage Fund—Class 1 NAV lost 3.65% and gained 5.22%, respectively, for the three months ended March 31, 2017 and 2016 net of fees and expenses; the Frontier Heritage Fund —Class 2 NAV lost 2.95% and gained 6.01%, respectively for the three months ended March 31, 2017 and 2016, net of fees and expenses; the Frontier Heritage Fund —Class 1AP NAV lost 2.30% and gained 6.02%, respectively, for the three months ended March 31, 2017 and 2016.

For the three months ended March 31, 2017, the Frontier Heritage Fund recorded net loss on investments of $373,402, net investment loss income $0, and total expenses of $166,158, resulting in a net decrease in Owners’ capital from operations of $340,160, after non-controlling interests of $199,400. The NAV per Unit, Class 1, decreased from $119.58 at December 31, 2016 to $115.22 as of March 31, 2017. The NAV per Unit, Class 1AP, decreased from $128.60 at December 31, 2016 to $125.64 as of March 31, 2017. The NAV per Unit, Class 2, decreased from $172.10 at December 31, 2016 to $167.02 as of March 31, 2017. Total Class 1 subscriptions and redemptions for the period were $9,862 and $417,190, respectively. There were no subscriptions or redemptions for Class 1AP. Total Class 2 subscriptions and redemptions for the period were $24,575 and $142,145, respectively. Ending capital at March 31, 2017 was $6,838,189 for Class 1, $5,654 for Class 1AP and $2,548,372 for Class 2. Ending capital at December 31, 2016 was $7,507,072 for Class 1, $5,826 for Class 1AP and $2,744,375 for Class 2.

The Frontier Heritage Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

One of the six sectors traded in the Frontier Heritage Fund were profitable in Q1 2017. Stock Indices were positive while Metals, Metals, Currencies, Energies, Agriculturals and Interest Rates were negative for the quarter.

In terms of major CTA performance, both Winton finished positive for the quarter, while Brevan Howard finished negative for the period.

2016

The Frontier Heritage Fund—Class 1 NAV gained 5.22% and 13.50%, respectively, for the three months ended March 31, 2016 and 2015 net of fees and expenses; the Frontier Heritage Fund —Class 2 NAV gained 6.01% and 14.35%, respectively for the three months ended March 31, 2016 and 2015, net of fees and expenses; the Frontier Heritage Fund —Class 1AP NAV gained 6.02% and 14.35% for the three months ended March 31, 2016 and 2015, respectively.

For the three months ended March 31, 2016, the Frontier Heritage Fund recorded net gain on investments of $1,237,263, net investment income of $0, and total expenses of $162,476, resulting in a net increase in Owners’ capital from operations of $631,785, after non-controlling interests of $443,002. For the three months ended March 31, 2015, the Frontier Heritage Fund recorded net gain on investments of $3,048,084, net investment income of $0, and total expenses of $313,282, resulting in a net increase in Owners’ capital from operations of $1,767,687, after non-controlling interests of $967,115. The NAV per Unit, Class 1, increased from $124.24 at December 31, 2015 to $130.76 as of March 31, 2016. The NAV per Unit, Class 1AP, increased from $129.67 at December 31, 2015 to $137.47 as of March 31, 2016. The NAV per Unit, Class 2, increased from $173.54 at December 31, 2015 to $183.97 as of March 31, 2016. Total Class 1 subscriptions and redemptions for the period were $10,011 and $217,867, respectively. Total Class 1AP redemptions were $15,210. There were no Class 2 subscriptions or redemptions for the period. Ending capital at March 31, 2016 was $8,877,549 for Class 1, $46,832 for Class 1AP and $3,024,940 for Class 2. Ending capital at December 31, 2015 was $8,628,726 for Class 1, $58,523 for Class 1AP and $2,853,353 for Class 2.

The Frontier Heritage Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Three of the six sectors traded in the Frontier Heritage Fund were profitable in Q1 2016. Currencies, Energies, and Interest Rates were positive while Metals, Agriculturals and Stock Indices were negative for the quarter.

In terms of major CTA performance, both Brevan Howard and Winton finished positive for the quarter.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Trust is a speculative commodity pool. The market sensitive instruments which are held by the Trading Companies or Galaxy Plus entities in which the Series are invested are acquired for speculative trading purposes, and all or a substantial amount of the Series’ assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Series’ main line of business.

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

The Trading Companies’ and Galaxy Plus entities’, and consequently the Series’ primary market risk exposures as well as the strategies used and to be used by the Trading Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Trust’s and the Managing Owner’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Trading Companies and Galaxy Plus entities and consequently the Trust. There can be no assurance that the Trading Companies’ and Galaxy Plus entities’ current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in a Series.

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

Value at Risk by Market Sectors

The following tables present the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of March 31, 2017 and December 31, 2016. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Equinox Frontier Diversified Fund:

	March 31, 2017		December 31, 2016
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$75,175	0.13%	$54,560	0.10%
Currencies	6,510,164	11.67%	6,695,287	11.86%
Stock Indices	107,236	0.19%	136,448	0.24%
Metals	21,477	0.04%	76,463	0.14%
Agriculturals/Softs	44,050	0.08%	56,026	0.10%
Energy	17,162	0.03%	34,416	0.06%
Total:	$6,775,264	12.15%	$7,053,200	12.50%

Equinox Frontier Long/Short Commodity Fund:

	March 31, 2017		December 31, 2016
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$(7,361)	-0.10%	$(3,667)	-0.04%
Currencies	4,162,414	54.09%	4,103,478	44.30%
Stock Indices	(4,347)	-0.06%	(4,847)	-0.05%
Metals	(546)	-0.01%	(1,394)	-0.02%
Agriculturals/Softs	(2,978)	-0.04%	(82)	0.00%
Energy	(1,430)	-0.02%	(2,483)	-0.03%
Total:	$4,145,752	53.87%	$4,091,005	44.16%

Equinox Frontier Masters Fund:

	March 31, 2017		December 31, 2016
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$175,947	1.07%	$147,424	0.86%
Currencies	1,058,315	6.44%	846,815	4.93%
Stock Indices	141,654	0.86%	162,087	0.94%
Metals	118,100	0.72%	132,588	0.77%
Agriculturals/Softs	144,284	0.88%	80,299	0.47%
Energy	52,680	0.32%	102,721	0.60%
Total:	$1,690,980	10.28%	$1,471,934	8.57%

Equinox Frontier Balanced Fund:

	March 31, 2017		December 31, 2016
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$128,520	0.16%	$111,080	0.13%
Currencies	16,438,486	20.58%	16,050,306	19.50%
Stock Indices	143,504	0.18%	251,376	0.31%
Metals	19,688	0.02%	203,879	0.25%
Agriculturals/Softs	89,082	0.11%	310,953	0.38%
Energy	20,078	0.03%	59,842	0.07%
Total:	$16,839,358	21.09%	$16,987,436	20.64%

Equinox Frontier Select Fund:

	March 31, 2017		December 31, 2016
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$165,655	1.20%	$142,902	0.89%
Currencies	3,751,386	27.18%	3,767,631	23.44%
Stock Indices	100,783	0.73%	108,220	0.67%
Metals	124,522	0.90%	106,501	0.66%
Agriculturals/Softs	143,438	1.04%	56,513	0.35%
Energy	52,105	0.38%	101,803	0.63%
Total:	$4,337,889	31.43%	$4,283,570	26.64%

Equinox Frontier Winton Fund:

	March 31, 2017		December 31, 2016
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$234,349	0.58%	$181,898	0.45%
Currencies	2,590,278	6.45%	2,203,203	5.42%
Stock Indices	385,190	0.96%	496,922	1.22%
Metals	79,829	0.20%	291,318	0.72%
Agriculturals/Softs	148,362	0.37%	222,576	0.55%
Energy	55,572	0.14%	113,092	0.28%
Total:	$3,493,580	8.69%	$3,509,009	8.64%

Equinox Frontier Heritage Fund:

	March 31, 2017		December 31, 2016
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$43,794	0.35%	$35,111	0.34%
Currencies	3,584,271	29.05%	3,730,499	36.37%
Stock Indices	68,727	0.56%	91,176	0.89%
Metals	14,095	0.11%	52,124	0.51%
Agriculturals/Softs	27,019	0.22%	38,923	0.38%
Energy	10,253	0.08%	22,016	0.21%
Total:	$3,748,159	30.37%	$3,969,849	38.70%

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of March 31, 2017, by market sector.

Interest Rates

Interest rate risk is one of the principal market exposures of each Series. Interest rate movements directly affect the price of interest rate futures positions held and indirectly the value of a Trading Company’s stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact profitability. The primary interest rate exposure is to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Trading Companies and Galaxy Plus entities also may take futures positions on the government debt of smaller nations. The Managing Owner anticipates that G-7 interest rates will remain the primary market exposure of each Trading Company and Galaxy Plus entities and accordingly of each Series for the foreseeable future. The changes in interest rates which are expected to have the most effect on the Series are changes in long-term, as opposed to short-term rates. Most of the speculative positions to be held by the Trading Companies and Galaxy Plus entities will be in medium- to long-term instruments. Consequently, even a material change in short-term rates is expected to have little effect on the Series if the medium- to long-term rates remain steady. Aggregate interest income from all sources, including assets held at clearing brokers, of up to 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Winton Fund, Frontier Select Fund, and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a, Class 3a only), Frontier Masters Fund and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 20% of the total interest allocated to each Series was paid to the Managing Owner from January 1, 2016 through April 28, 2016; thereafter 100% of the interest is retained by the respective Series. [In addition, if interest rates fall below 0.75%, the Managing Owner is paid the difference between the Trust’s annualized interest income that is allocated to each of such Series and 0.75%.] Interest income above what is paid to the Managing Owner is retained by the Series. The amounts reflected in the financial statements for the Trust and Series are disclosed on a net basis. Due to some classes not exceeding the 2% paid to the Managing Owner, amounts earned by those classes may be zero.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting for the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

The following table provides information regarding the sale of unregistered Units by the Trust for the three months ended March 31, 2017. The number of Units listed below for each transaction is the aggregate number of Units in the particular Series of the Trust purchased in such transaction. The consideration listed below for each transaction is, except as otherwise noted, the aggregate amount of cash paid for the Units purchased. For each transaction reported below, the price per Unit was NAV per Unit at the time of the transaction and the Managing Owner of the Trust was the purchaser of the Units. No underwriting discount or sales commission was paid or received with respect to any of the transactions reported below. The Trust claims an exemption from registration of each of the transactions listed below under Section 4(a)(2) of the Securities Act of 1933, as amended, as a sale by an issuer not involving a public offering.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Funds
(Registrant)

Date: May 15, 2017	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman of Frontier Fund Management LLC, the
Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Balanced Fund,
a Series of Frontier Funds
(Registrant)

Date: May 15, 2017	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman of Frontier Fund Management LLC, the
Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Heritage Fund,
a Series of Frontier Funds
(Registrant)

Date: May 15, 2017	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman of Frontier Fund Management LLC, the
Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Winton Fund,
a Series of Frontier Funds
(Registrant)

Date: May 15, 2017	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman of Frontier Fund Management LLC, the
Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Select Fund,
a Series of Frontier Funds
(Registrant)

Date: May 15, 2017	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman of Frontier Fund Management LLC, the
Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Long/Short Commodity Fund,
a Series of Frontier Funds
(Registrant)

Date: May 15, 2017	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman of Frontier Fund Management LLC, the
Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Diversified Fund,
a Series of Frontier Funds
(Registrant)

Date: May 15, 2017	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman of Frontier Fund Management LLC, the Managing Owner
of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Masters Fund,
a Series of Frontier Funds
(Registrant)

Date: May 15, 2017	By:	/s/ Patrick J. Kane
Patrick J. Kane

Chairman of Frontier Fund Management LLC, the Managing Owner
of Frontier Funds