Form 10-Q
period 2017-06-30
Frontier Funds; Frontier Balanced Fund; Frontier Diversified Fund; Frontier Heritage Fund; Frontier Long/Short Commodity Fund; Frontier Masters Fund; Frontier Select Fund; Frontier Winton Fund
filed 2017-08-14
CIK 1261379, 1389122, 1450720, 1389123, 1389128, 1450722, 1389125, 1389124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended June 30, 2017

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF JUNE 30, 2017, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

PART I. FINANCIAL INFORMATION

ITEM 1.	Series Financial Statements

The Series of Frontier Funds
Statements of Financial Condition
June 30, 2017 (Unaudited) and December 31, 2016

	Frontier		Frontier		Frontier
	Diversified Fund		Masters Fund		Long/Short Commodity Fund
	6/30/2017	12/31/2016	6/30/2017	12/31/2016	6/30/2017	12/31/2016

ASSETS

Cash and cash equivalents	$12,860,337	$674,227	$3,254,514	$546,509	$716,998	$—
U.S. Treasury securities, at fair value	4,015,228	6,525,280	1,016,118	4,313,843	223,860	—
Swap contracts, at fair value	8,640,202	8,637,847	—	—	609,989	4,220,468
Investments in private investment companies, at fair value	19,873,433	38,845,974	7,927,701	5,653,708	4,325,633	6,715,142
Investments in unconsolidated trading companies, at fair value	2,526,317	4,201,628	1,106,108	6,678,106	45,947	—
Interest receivable	265,077	121,792	37,063	80,516	4,969	—
Receivable from related parties	—	231,671	12,774	153,157	11,280	87,670
Other assets	158,282	—	46,620	—	5,129	—

Total Assets	$48,338,876	$59,238,419	$13,400,898	$17,425,839	$5,943,805	$11,023,280

LIABILITIES & CAPITAL

LIABILITIES
Owner redemptions payable	$18,925,175	$61,482	$48,214	$131,841	$79,948	$5,738
Management fees payable to Managing Owner	—	23,496	—	50,174	—	—
Interest payable to Managing Owner	—	—	—	—	3,091	—
Service fees payable to Managing Owner	61,852	15,193	14,211	9,037	1,591	3,542
Trading fees payable to Managing Owner	145,020	147,183	56,704	57,890	20,034	23,478
Payables to related parties	12,252	—	—	—	—	1,603,124
Advance on unrealized Swap Appreciation	2,500,000	2,500,000	—	—	115,000	115,000
Other liabilities	—	19,674	—	7,590	36	6,871

Total Liabilities	21,644,299	2,767,028	119,129	256,532	219,700	1,757,753

CAPITAL
Managing Owner - Class 2	45,781	460,196	99,236	336,691	18,779	299,889
Managing Owner - Class 2a	—	—	—	—	34,762	234,742
Managing Owner - Class 3	202,536	33,899	29,856	32,970	—	—
Managing Owner - Class 3a	—	—	—	—	1,791	11,715
Limited Owner - Class 1	3,546,084	5,189,420	3,511,940	5,361,626	—	—
Limited Owner - Class 1a	—	—	—	—	399,914	1,913,595
Limited Owner - Class 2	12,348,053	37,771,385	3,634,222	5,320,871	321,710	508,474
Limited Owner - Class 2a	—	—	—	—	491,089	728,453
Limited Owner - Class 3	10,552,123	13,016,491	6,006,515	6,117,149	3,042,194	4,405,863
Limited Owner - Class 3a	—	—	—	—	1,413,866	1,162,796

Total Owners’ Capital	26,694,577	56,471,391	13,281,769	17,169,307	5,724,105	9,265,527

Non-Controlling Interests	—	—	—	—	—	—

Total Capital	26,694,577	56,471,391	13,281,769	17,169,307	5,724,105	9,265,527

Total Liabilities and Capital	$48,338,876	$59,238,419	$13,400,898	$17,425,839	$5,943,805	$11,023,280

Units Outstanding
Class 1	31,739	44,569	34,298	47,531	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	4,782	20,628
Class 2	96,362	287,586	31,665	43,933	2,927	6,240
Class 2a	N/A	N/A	N/A	N/A	5,513	9,115
Class 3	90,061	105,869	54,927	51,297	24,924	33,685
Class 3a	N/A	N/A	N/A	N/A	14,190	10,925

Net Asset Value per Unit
Class 1	$111.73	$116.43	$102.39	$112.80	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	$83.63	$92.78
Class 2	$128.62	$132.94	$117.90	$128.78	$116.35	$129.56
Class 2a	N/A	N/A	N/A	N/A	$95.39	$105.67
Class 3	$119.42	$123.27	$109.90	$119.89	$122.06	$130.80
Class 3a	N/A	N/A	N/A	N/A	$99.76	$107.50

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Financial Condition
June 30, 2017 (Unaudited) and December 31, 2016

	Frontier Balanced Fund		Frontier Select Fund
	6/30/2017	12/31/2016	6/30/2017	12/31/2016
ASSETS

Cash and cash equivalents	$5,940,693	$1,083,579	$1,193,426	$432,021
U.S. Treasury securities, at fair value	1,854,791	9,770,117	372,609	2,912,611
Receivable from futures commission merchants	6,707,393	6,647,098	—	8,208,218
Open trade equity, at fair value	—	237,661	—	686,022
Swap contracts, at fair value	19,003,366	18,939,450	—	—
Investments in private investment companies, at fair value	35,523,464	45,305,273	3,112,675	—
Investments in unconsolidated trading companies, at fair value	2,693,806	5,965,331	2,920,866	3,910,866
Interest receivable	254,210	182,355	27,327	54,363
Receivable from related parties	—	346,875	—	103,407
Other assets	43,027	—	13,222	—

Total Assets	$72,020,750	$88,477,739	$7,640,125	$16,307,508

LIABILITIES & CAPITAL

LIABILITIES
Open trade deficit, at fair value	$140,305	$—	$—	$—
Owner redemptions payable	8,952,305	780,970	23,187	134,579
Management fees payable to Managing Owner	3,817	25,217	—	21,219
Interest payable to Managing Owner	184,466	21,606	3,276	3,518
Service fees payable to Managing Owner	116,539	129,956	18,069	25,966
Trading fees payable to Managing Owner	198,617	203,324	15,892	18,129
Risk analysis fees payable	6,579	1,155	—	2,303
Payables to related parties	191,819	—	10,231	—
Advance on unrealized Swap Appreciation	4,926,555	4,926,555	—	—
Other liabilities	21,075	89,585	—	11,939

Total Liabilities	14,742,077	6,178,368	70,655	217,653

CAPITAL
Managing Owner - Class 2	238,580	530,387	76,149	9,397
Managing Owner - Class 2a	323,158	209,112	—	—
Limited Owner - Class 1	44,414,176	56,955,371	6,488,427	10,540,702
Limited Owner - Class 1AP	576,197	677,181	21,735	29,897
Limited Owner - Class 2	10,083,568	21,871,170	983,159	1,402,043
Limited Owner - Class 2a	212,270	307,144	—	—
Limited Owner - Class 3a	1,430,724	1,749,006	—	—

Total Owners’ Capital	57,278,673	82,299,371	7,569,470	11,982,039

Non-Controlling Interests	—	—	—	4,107,816

Total Capital	57,278,673	82,299,371	7,569,470	16,089,855

Total Liabilities and Capital	$72,020,750	$88,477,739	$7,640,125	$16,307,508

Units Outstanding
Class 1	342,067	422,529	82,349	112,059
Class 1AP	4,066	4,671	253	296
Class 2	54,150	114,886	9,283	10,514
Class 2a	3,230	3,054	N/A	N/A
Class 3a	8,659	10,380	N/A	N/A

Net Asset Value per Unit
Class 1	$129.84	$134.80	$78.79	$94.06
Class 1AP	$141.71	$144.97	$85.90	$101.16
Class 2	$190.62	$194.99	$114.11	$134.25
Class 2a	$165.77	$169.05	N/A	N/A
Class 3a	$165.22	$168.49	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Financial Condition
June 30, 2017 (Unaudited) and December 31, 2016

	Frontier Winton Fund		Frontier Heritage Fund
	6/30/2017	12/31/2016	6/30/2017	12/31/2016
ASSETS

Cash and cash equivalents	$12,975,257	$1,628,208	$2,006,544	$382,499
U.S. Treasury securities, at fair value	4,051,108	15,533,863	626,479	3,701,890
Receivable from futures commission merchants	13,913,413	17,996,697	—	—
Open trade equity, at fair value	—	1,222,524	—	—
Investments in unconsolidated trading companies, at fair value	831,492	4,072,450	1,197,135	2,744,640
Swap contracts, at fair value	—	—	7,766,687	8,391,414
Interest receivable	137,416	289,933	33,984	69,095
Receivable from related parties	199,784	551,508	—	131,430
Other assets	92,810	—	16,708	—

Total Assets	$32,201,280	$41,295,183	$11,647,537	$15,420,968

LIABILITIES & CAPITAL

LIABILITIES
Open trade deficit, at fair value	$1,263,059	$—	$—	$—
Owner redemptions payable	417,033	23,162	185,143	—
Management fees payable to Managing Owner	244,083	256,824	—	56,501
Interest payable to Managing Owner	—	30,730	3,756	7,420
Service fees payable to Managing Owner	37,136	39,370	9,157	16,457
Trading fees payable to Managing Owner	50,609	55,142	16,830	17,953
Risk analysis fees payable	69,931	12,215	—	—
Payables to related parties	—	—	9,536	—
Advance on unrealized Swap Appreciation	—	—	1,900,000	1,900,000
Other liabilities	3,634	2,880	—	18,085

Total Liabilities	2,085,485	420,323	2,124,422	2,016,416

CAPITAL
Managing Owner - Class 2	243,273	43,553	67,834	73,660
Limited Owner - Class 1	13,587,716	20,284,935	5,692,454	7,507,072
Limited Owner - Class 1AP	33,575	35,478	5,388	5,826
Limited Owner - Class 2	10,269,832	11,402,560	913,051	2,670,715

Total Owners’ Capital	24,134,396	31,766,526	6,678,727	10,257,273

Non-Controlling Interests	5,981,399	9,108,334	2,844,388	3,147,279

Total Capital	30,115,795	40,874,860	9,523,115	13,404,552

Total Liabilities and Capital	$32,201,280	$41,295,183	$11,647,537	$15,420,968

Units Outstanding
Class 1	94,303	131,283	52,234	62,779
Class 1AP	214	214	45	45
Class 2	52,655	54,251	6,162	15,946

Net Asset Value per Unit
Class 1	$144.09	$154.51	$108.98	$119.58
Class 1AP	$157.26	$166.17	$118.94	$128.60
Class 2	$199.66	$210.98	$159.18	$172.10

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Condensed Schedule of Investments (Unaudited)
June 30, 2017

		Frontier		Frontier		Frontier
		Diversified Fund		Masters Fund		Long/Short Commodity Fund
		Fair	% of Total Capital	Fair	% of Total Capital	Fair	% of Total Capital
Description		Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)
SWAPS (1)
	Frontier XXXV Diversified select swap (U.S.)	$8,640,202	32.37%	$—	—	$—	—
	Frontier XXXVII L/S select swap (U.S.)	—	—	—	—	609,989	10.66%
	Total Swaps	$8,640,202	32.37%	$—	—	$609,989	10.66%

PRIVATE INVESTMENT COMPANIES (3)
	Galaxy Plus Fund - Chesapeake Feeder Fund (518)	$879,782	3.30%	$879,599	6.62%	$293,162	5.12%
	Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	1,349,448	5.06%	1,361,781	10.25%	737,988	12.89%
	Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	1,496,938	5.61%	—	—	—	—
	Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	1,834,373	6.87%	—	—	—	—
	Galaxy Plus Fund - QIM Feeder Fund (526) LLC	3,939,343	14.76%	—	—	—	—
	Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	3,105,447	11.63%	—	—	—	—
	Galaxy Plus Fund - Quest Feeder Fund (517) LLC	343,540	1.29%	—	—	—	—
	Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	671,293	2.51%	—	—	—	—
	Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	6,021,231	22.56%	3,262,632	0.25	1,504,768	0.26
	Galaxy Plus Fund - TT Feeder Fund (531) LLC	—	0.00%	2,423,689	18.25%	—	—
	Galaxy Plus Fund - LRR Feeder Fund (522) LLC	232,038	0.87%	—	—	1,789,715	31.27%
	Total Private Investment Companies	$19,873,433	74.43%	$7,927,701	59.69%	$4,325,633	75.56%

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
	Frontier Trading Company XXXVIII, LLC	$824,127	3.09%	$208,559	1.57%	$45,947	—
	Frontier Trading Company II, LLC	1,702,190	6.38%	897,549	6.76%	—	—
	Total Investment in Unconsolidated Trading Companies	$2,526,317	9.46%	$1,106,108	8.33%	$45,947	—

U.S. TREASURY SECURITIES (2)
FACE VALUE		Fair Value		Fair Value		Fair Value
$9,000,000	US Treasury Note 6.875% due 08/15/2025 (Cost $12,605,625)	$4,015,228	15.04%	$1,016,118	7.65%	$223,860	3.91%
		$4,015,228	15.04%	$1,016,118	7.65%	$223,860	3.91%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value		Face Value
	US Treasury Note 6.875% due 08/15/2025 (2)	$2,971,750		$752,049		$165,683
		$2,971,750		$752,049		$165,683

Additional Disclosure on U.S. Treasury Securities		Cost		Cost		Cost
	US Treasury Note 6.875% due 08/15/2025 (2)	$4,162,307		$1,053,339		$232,060
		$4,162,307		$1,053,339		$232,060

(1)	See Note 4 to the Financial Statements.

(2)	See Note 2 to the Financial Statements.

(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Condensed Schedule of Investments (Unaudited)
June 30, 2017

Frontier	Frontier
Balanced Fund	Select Fund
Fair	% of Total Capital	Fair	% of Total Capital
Description	Value	(Net Asset Value)	Value	(Net Asset Value)
LONG FUTURES CONTRACTS*
Various base metals futures contracts (U.S.)	$(32,580)	-0.06%	$—	0.00%
Various energy futures contracts (U.S.)	11,360	0.02%	—	0.00%
Various interest rates futures contracts (Europe)	(39,855)	-0.07%	—	0.00%
Various soft futures contract (U.S.)	10,600	0.02%	—	0.00%
Various stock index futures contracts (Far East)	(4,887)	-0.01%	—	0.00%
Various stock index futures contracts (U.S.)	(8,475)	-0.01%	—	0.00%
Total Long Futures Contracts	$(63,837)	-0.12%	$—	0.00%
SHORT FUTURES CONTRACTS*
Various base metals futures contracts (U.S.)	$(21,061)	-0.04%	$—	—
Various currency futures contracts (U.S.)	(69,599)	-0.12%	—	0.00%
Various energy futures contracts (U.S.)	(66,932)	-0.12%	—	0.00%
Various interest rates futures contracts (Europe)	29,860	0.05%	—	0.00%
Various interest rates futures contracts (Canada)	50,314	0.09%	—	0.00%
Various soft futures contracts (Europe)	(8,274)	-0.01%	—	0.00%
Various soft futures contracts (U.S.)	11,901	0.02%	—	0.00%
Various stock index futures contracts (Africa)	(4,092)	-0.01%	—	0.00%
Total Short Futures Contracts	$(77,883)	-0.14%	$—	0.00%
CURRENCY FORWARDS*
Various currency forwards contracts (NA)	$1,415	0.00%	$—	0.00%
Total Currency Forwards	$1,415	0.00%	$—	0.00%
Total Open Trade Equity (Deficit)	$(140,305)	-0.25%	$—	0.00%
SWAP (1)
Frontier XXXIV Balanced select swap (U.S.)	$19,003,366	33.18%	$—	—
Total Swap	$19,003,366	33.18%	$—	—

PRIVATE INVESTMENT COMPANIES (3)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	$2,697,668	4.71%	$—	—
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	1,790,273	3.13%	—	—
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	2,493,766	4.35%	—	—
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	5,503,476	9.61%	—	—
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	6,667,032	11.64%	—	—
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	5,255,818	9.18%	—	—
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	696,175	1.22%	—	—
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	10,190,209	17.79%	—	—
Galaxy Plus Fund - TT Feeder Fund (531) LLC	—	0.00%	3,112,675	41.12%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	229,047	0.40%	—	—
Total Private Investment Companies	$35,523,464	62.02%	$3,112,675	41.12%

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
Frontier Trading Company II, LLC	$2,313,109	4.04%	$—	—
Frontier Trading Company XXXVIII, LLC	380,697	0.66%	76,478	1.01%
Frontier Trading Company XXXIX, LLC	—	—	2,844,388	37.58%
Total Investment in Unconsolidated Trading Companies	$2,693,806	4.70%	$2,920,866	38.59%

U.S. TREASURY SECURITIES (2)
FACE VALUE	Fair Value	Fair Value
$9,000,000	US Treasury Note 6.875% due 08/15/2025 (Cost $12,605,625)	1,854,791	3.24%	372,609	4.92%
$1,854,791	3.24%	$372,609	4.92%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value
US Treasury Note 6.875% due 08/15/2025 (2)	$1,372,468	$275,775
$1,372,468	$275,775

Additional Disclosure on U.S. Treasury Securities	Cost	Cost
US Treasury Note 6.875% due 08/15/2025 (2)	$1,922,733	$386,258
$1,922,733	$386,258

*	Except for those items disclosed, no individual futures, or forwards position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Note 4 to the Financial Statements.

(2)	See Note 2 to the Financial Statements.

(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Condensed Schedule of Investments (Unaudited)
June 30, 2017

Frontier	Frontier
Winton Fund	Heritage Fund
Fair	% of Total Capital	Fair	% of Total Capital
Description	Value	(Net Asset Value)	Value	(Net Asset Value)
LONG FUTURES CONTRACTS*
Various base metals futures contracts (U.S.)	$62,861	0.21%	$—	—
Various currency futures contracts (U.S.)	(16,716)	-0.06%	—	—
Various currency futures contracts (Europe)	4,770	0.02%	—	—
Various energy futures contracts (U.S.)	32,040	0.11%	—	—
Various interest rates futures contracts (Canada)	(7,493)	-0.02%	—	—
Various interest rates futures contracts (Europe)	(236,334)	-0.78%	—	—
Various interest rates futures contracts (Far East)	(13,795)	-0.05%	—	—
Various interest rates futures contracts (Oceanic)	(54,767)	-0.18%	—	—
Various interest rates futures contracts (U.S.)	(147,366)	-0.49%	—	—
Various soft futures contract (U.S.)	(25,783)	-0.09%	—	—
Various stock index futures contracts (Canada)	(2,666)	-0.01%	—	—
Various stock index futures contracts (Europe)	(264,366)	-0.88%	—	—
Various stock index futures contracts (Far East)	(8,897)	-0.03%	—	—
Various stock index futures contracts (Oceanic)	403	0.00%	—	—
Various stock index futures contracts (U.S.)	(125,571)	-0.42%	—	—
Total Long Futures Contracts	$(803,680)	-2.67%	$—	$—
SHORT FUTURES CONTRACTS*
Various base metals futures contracts (U.S.)	$(217,267)	-0.72%	$—	—
Various currency futures contracts (Canada)	(20,500)	-0.07%	—	—
Various currency futures contracts (Europe)	(128,956)	-0.43%	—	—
Various currency futures contracts (Far East)	155,025	0.51%	—	—
Various currency futures contracts (Oceanic)	(4,200)	-0.01%	—	—
Various energy futures contracts (Europe)	644	0.00%	—	—
Various energy futures contracts (Canada)	(371)	0.00%	—	—
Various energy futures contracts (U.S.)	(285,454)	-0.95%	—	—
Various interest rates futures contracts (Canada)	876	0.00%	—	—
Various interest rates futures contracts (Europe)	7,910	0.03%	—	—
Various interest rates futures contracts (U.S.)	1,047	0.00%	—	—
Various soft futures contract (Europe)	(9,690)	-0.03%	—	—
Various soft futures contract (U.S.)	47,561	0.16%	—	—
Various stock index futures contracts (Africa)	(383)	0.00%	—	—
Various stock index futures contracts (U.S.)	41,328	0.14%	—	—
Total Short Futures Contracts	$(412,430)	-1.38%	$—	$—
CURRENCY FORWARDS*
Various currency forwards contracts (NA)	$(46,949)	-0.16%	$—	—
Total Currency Forwards	$(46,949)	-0.16%	$—	—
Total Open Trade Equity (Deficit)	$(1,263,059)	-4.20%	$—	—
SWAP (1)
Frontier Brevan Howard swap (U.S.)	$—	—	$7,766,687	81.56%
Total Swap	$—	—	$7,766,687	81.56%

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
Frontier Trading Company II, LLC	$—	—	$1,068,550	11.22%
Frontier Trading Company XXXVIII, LLC	831,492	2.76%	128,585	1.35%
Total Investment in Unconsolidated Trading Companies	$831,492	2.76%	$1,197,135	12.57%

U.S. TREASURY SECURITIES (2)
FACE VALUE	Fair Value	Fair Value
$9,000,000	US Treasury Note 6.875% due 08/15/2025 (Cost $12,605,625)	$4,051,108	13.45%	$626,479	6.58%
$4,051,108	13.45%	$626,479	6.57%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value
US Treasury Note 6.875% due 08/15/2025 (2)	$2,998,306	$463,670
$2,998,306	$463,670

Additional Disclosure on U.S. Treasury Securities	Cost	Cost
US Treasury Note 6.875% due 08/15/2025 (2)	$4,199,502	$649,427
$4,199,502	$649,427

*	Except for those items disclosed, no individual futures, or forwards contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Note 4 to the Financial Statements.

(2)	See Note 2 to the Financial Statements.

(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Condensed Schedule of Investments
December 31, 2016

		Frontier		Frontier		Frontier
		Diversified Fund		Masters Fund		Long/Short Commodity Fund
		Fair	% of Total Capital	Fair	% of Total Capital	Fair	% of Total Capital
Description		Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)
SWAPS (1)
	Frontier XXXV Diversified select swap (U.S.)	$8,637,847	32.36%	$—	—	$—	—
	Frontier XXXVII L/S select swap (U.S.)	—	—	—	—	4,220,468	73.73%
	Total Swaps	$8,637,847	32.36%	$—	—	$4,220,468	73.73%

PRIVATE INVESTMENT COMPANIES (3)
	Galaxy Plus Fund - Chesapeake Feeder Fund (518)	$6,399,628	23.97%	$3,455,090	26.01%	$1,610,890	28.14%
	Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	3,558,715	13.33%	2,198,618	16.55%	1,611,845	28.16%
	Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	2,412,065	9.04%	—	—	—	—
	Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	4,103,564	15.37%	—	—	—	—
	Galaxy Plus Fund - QIM Feeder Fund (526) LLC	7,819,114	29.29%	—	—	—	—
	Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	8,600,401	32.22%	—	—	—	—
	Galaxy Plus Fund - Quest Feeder Fund (517) LLC	2,996,494	11.23%	—	—	—	—
	Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	1,856,786	6.96%	—	—	—	—
	Galaxy Plus Fund - LRR Feeder Fund (522) LLC	1,099,207	4.12%	—	—	3,492,407	61.01%
	Total Private Investment Companies	$38,845,974	145.50%	$5,653,708	42.57%	$6,715,142	117.30%

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
	Frontier Trading Company XXXVIII, LLC	$1,710,707	6.41%	$1,130,943	8.52%	$—	—
	Frontier Trading Company XV, LLC	—	—	4,107,816	30.93%	—	—
	Frontier Trading Company II, LLC	2,490,921	9.33%	1,439,347	10.84%	—	—
	Total Investment in Unconsolidated Trading Companies	$4,201,628	15.74%	$6,678,106	50.28%	$—	0.00%

U.S. TREASURY SECURITIES (2)
FACE VALUE		Fair Value		Fair Value		Fair Value
$15,900,000	US Treasury Note 6.000% due 02/15/2026 (Cost $23,564,442)	$3,138,309	11.76%	$2,074,726	15.62%	$—	—
$16,400,000	US Treasury Note 6.875% due 08/15/2025 (Cost $22,950,579)	3,386,971	12.69%	2,239,117	16.86%	—	—

		$6,525,280	24.44%	$4,313,843	32.48%	$—	—

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value
	US Treasury Note 6.000% due 02/15/2026 (2)	$2,489,283		$1,645,658
	US Treasury Note 6.875% due 08/15/2025 (2)	2,567,563		1,697,408
		$5,056,846		$3,343,066

Additional Disclosure on U.S. Treasury Securities		Cost		Cost
	US Treasury Note 6.000% due 02/15/2026 (2)	$3,502,510		$2,315,499
	US Treasury Note 6.875% due 08/15/2025 (2)	3,596,193		2,377,432
		$7,098,703		$4,692,931

(1)	See Note 4 to the Financial Statements.

(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Condensed Schedule of Investments
December 31, 2016

		Frontier		Frontier
		Balanced Fund		Select Fund
		Fair	% of Total Capital	Fair	% of Total Capital
Description		Value	(Net Asset Value)	Value	(Net Asset Value)
LONG FUTURES CONTRACTS*
	Various base metals futures contracts (U.S.)	$11,675	0.02%	$56,169	0.74%
	Various currency futures contracts (Europe)	—	—	73,909	0.98%
	Various currency futures contracts (Far East)	—	—	1,360	0.02%
	Various currency futures contracts (Oceanic)	—	—	(41,946)	-0.55%
	Various currency futures contracts (U.S.)	39,959	0.07%	10,283	0.14%
	Various energy futures contracts (U.S.)	(10,780)	-0.02%	163,930	2.17%
	Various energy futures contracts (Europe)	—	—	4,150	0.05%
	Various energy futures contracts (Far East)	—	—	8,788	0.12%
	Various interest rates futures contracts (Canada)	—	—	(503)	-0.01%
	Various interest rates futures contracts (Europe)	—	—	166,812	2.20%
	Various interest rates futures contracts (Oceanic)	—	—	444	0.01%
	Various interest rates futures contracts (U.S.)	—	—	18,191	0.24%
	Various precious metal futures contracts (Far East)	—	—	1,950	0.03%
	Various soft futures contract (Europe)	—	—	1,956	0.03%
	Various soft futures contract (Far East)	—	—	111	0.00%
	Various soft futures contract (U.S.)	—	—	(39,001)	-0.52%
	Various soft futures contracts (Far East)	—	—	2,808	0.04%
	Various soft futures contract (U.S.)	(54,314)	-0.09%	—	—
	Various stock index futures contracts (Canada)	—	—	1,894	0.03%
	Various stock index futures contracts (Europe)	3,375	0.01%	56,849	0.75%
	Various stock index futures contracts (Far East)	25,750	0.04%	31,540	0.42%
	Various stock index futures contracts (Oceanic)	—	—	4,760	0.06%
	Various stock index futures contracts (U.S.)	(29,115)	-0.05%	(53,378)	-0.71%
	Total Long Futures Contracts	$(13,450)	-0.03%	$471,076	6.22%
SHORT FUTURES CONTRACTS*
	Various base metals futures contracts (U.S.)	$81,563	0.14%	$(29,896)	-0.39%
	Various currency futures contracts (Canada)	—	—	195	0.00%
	Various currency futures contracts (Europe)	—	—	85,470	1.13%
	Various currency futures contracts (Far East)	—	—	19,041	0.25%
	Various currency futures contracts (Oceanic)	—	—	4,623	0.06%
	Various currency futures contracts (U.S.)	—	—	(8,460)	-0.11%
	Various interest rates futures contracts (Canada)	6,253	0.01%	155	0.00%
	Various interest rates futures contracts (Europe)	—	—	(8,823)	-0.12%
	Various interest rates futures contracts (Far East)	686	0.00%	(6,019)	-0.08%
	Various interest rates futures contracts (Oceanic)	26,568	0.05%	(1,211)	-0.02%
	Various interest rates futures contracts (U.S.)	—	—	45,201	0.60%
	Various precious metal futures contracts (U.S.)	4,790	0.01%	29,150	0.39%
	Various soft futures contract (U.S.)	110,548	0.19%	—	0.00%
	Various soft futures contracts (Europe)	53,851	0.09%	14,154	0.19%
	Various soft futures contracts (U.S.)	15,398	0.03%	46,657	0.62%
	Various stock index futures contracts (Africa)	2,440	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	—	—	(2,802)	-0.04%
	Various stock index futures contracts (Far East)	—	—	(2,456)	-0.03%
	Various stock index futures contracts (U.S.)	—	—	23,255	0.31%
	Total Short Futures Contracts	$302,097	0.53%	$208,234	2.75%
CURRENCY FORWARDS*
	Various currency forwards contracts (NA)	$(50,986)	-0.09%	$6,712	0.09%
	Total Currency Forwards	$(50,986)	-0.09%	$6,712	0.09%
	Total Open Trade Equity (Deficit)	$237,661	0.40%	$686,022	9.06%
SWAP (1)
	Frontier XXXIV Balanced select swap (U.S.)	$18,939,450	33.07%	$—	—
	Total Swap	$18,939,450	33.07%	$—	—

PRIVATE INVESTMENT COMPANIES (3)
	Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	$4,190,798	7.32%	$—	—
	Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	2,786,543	4.86%	—	—
	Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	4,114,892	7.18%	—	—
	Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	7,071,313	12.35%	—	—
	Galaxy Plus Fund - QIM Feeder Fund (526) LLC	12,623,819	22.04%	—	—
	Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	10,626,274	18.55%	—	—
	Galaxy Plus Fund - LRR Feeder Fund (522) LLC	2,989,088	5.22%	—	—
	Galaxy Plus Fund - Quest Feeder Fund (517) LLC	902,546	1.58%	—	—
	Total Private Investment Companies	$45,305,273	79.10%	$—	—

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
	Frontier Trading Company II, LLC	$3,403,939	5.94%	$—	—
	Frontier Trading Company XXXVIII, LLC	2,561,392	4.47%	763,587	10.09%
	Frontier Trading Company XXXIX, LLC	—	—	3,147,279	41.58%
	Total Investment in Unconsolidated Trading Companies	$5,965,331	10.41%	$3,910,866	51.67%

U.S. TREASURY SECURITIES (2)
FACE VALUE		Fair Value		Fair Value
$15,900,000	US Treasury Note 6.000% due 02/15/2026 (Cost $23,564,442)	$4,698,901	8.20%	$1,400,809	18.51%
$16,400,000	US Treasury Note 6.875% due 08/15/2025 (Cost $22,950,579)	5,071,216	8.85%	1,511,802	19.97%
		$9,770,117	17.06%	$2,912,611	38.48%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value
	US Treasury Note 6.000% due 02/15/2026 (2)	$3,727,134		$1,111,111
	US Treasury Note 6.875% due 08/15/2025 (2)	3,844,339		1,146,052
		$7,571,473		$2,257,163

Additional Disclosure on U.S. Treasury Securities		Cost		Cost
	US Treasury Note 6.000% due 02/15/2026 (2)	$5,244,210		$1,563,373
	US Treasury Note 6.875% due 08/15/2025 (2)	5,384,478		1,605,189
		$10,628,688		$3,168,562

*	Except for those items disclosed, no individual futures, or forwards position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Note 4 to the Financial Statements.

(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Condensed Schedule of Investments
December 31, 2016

		Frontier		Frontier
		Winton Fund		Heritage Fund
		Fair	% of Total Capital	Fair	% of Total Capital
	Description	Value	(Net Asset Value)	Value	(Net Asset Value)
LONG FUTURES CONTRACTS*
	Various base metals futures contracts (U.S.)	$(88,088)	-0.29%	$—	—
	Various energy futures contracts (U.S.)	65,612	0.22%	—	—
	Various interest rates futures contracts (Europe)	88,638	0.29%	—	—
	Various interest rates futures contracts (Oceanic)	(341)	0.00%	—	—
	Various interest rates futures contracts (U.S.)	7,094	0.02%	—	—
	Various precious metal futures contracts (U.S.)	(3,860)	-0.01%	—	—
	Various soft futures contract (U.S.)	(84,938)	-0.28%	—	—
	Various soft futures contracts (Canada)	(2,131)	-0.01%	—	—
	Various stock index futures contracts (Canada)	(969)	0.00%	—	—
	Various stock index futures contracts (Europe)	242,128	0.80%	—	—
	Various stock index futures contracts (Far East)	305,316	1.01%	—	—
	Various stock index futures contracts (Oceanic)	57,116	0.19%	—	—
	Various stock index futures contracts (U.S.)	(201,831)	-0.67%	—	—
	Total Long Futures Contracts	$383,746	1.27%	$—	—
SHORT FUTURES CONTRACTS*
	Various base metals futures contracts (U.S.)	$(252,279)	-0.84%	$—	—
	Various currency futures contracts (Canada)	11,540	0.04%	—	—
	Various currency futures contracts (Europe)	272,806	0.91%	—	—
	Various currency futures contracts (Far East)	168,888	0.56%	—	—
	Various currency futures contracts (Oceanic)	2,980	0.01%	—	—
	Various currency futures contracts (U.S.)	9,590	0.03%	—	—
	Various energy futures contracts (U.S.)	(82,280)	-0.27%	—	—
	Various interest rates futures contracts (Canada)	(1,012)	0.00%	—	—
	Various interest rates futures contracts (Europe)	(8,794)	-0.03%	—	—
	Various interest rates futures contracts (Far East)	(11,060)	-0.04%	—	—
	Various interest rates futures contracts (Oceanic)	(2,831)	-0.01%	—	—
	Various interest rates futures contracts (U.S.)	127,078	0.42%	—	—
	Various precious metal futures contracts (U.S.)	174,345	0.58%	—	—
	Various soft futures contract (Europe)	44,780	0.15%	—	—
	Various soft futures contract (U.S.)	291,378	0.97%	—	—
	Various stock index futures contracts (Africa)	2,019	0.01%	—	—
	Various stock index futures contracts (U.S.)	(7,228)	-0.02%	—	—
	Total Short Futures Contracts	$739,920	2.45%	$—	—
CURRENCY FORWARDS*
	Various currency forwards contracts (NA)	$98,858	0.33%	$—	—
	Total Currency Forwards	$98,858	0.33%	$—	—
	Total Open Trade Equity (Deficit)	$1,222,524	4.05%	$—	—
SWAP (1)
	Frontier Brevan Howard swap (U.S.)	$—	—	$8,391,414	88.12%
	Total Swap	$—	—	$8,391,414	88.12%

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
	Frontier Trading Company II, LLC	$—	—	$1,774,130	18.63%
	Frontier Trading Company XXXVIII, LLC	4,072,450	13.52%	970,510	10.19%
	Total Investment in Unconsolidated Trading Companies	$4,072,450	13.52%	$2,744,640	28.82%

U.S. TREASURY SECURITIES (2)
FACE VALUE		Fair Value		Fair Value
$15,900,000	US Treasury Note 6.000% due 02/15/2026 (Cost $23,564,442)	$7,470,952	24.81%	$1,780,410	18.70%
$16,400,000	US Treasury Note 6.875% due 08/15/2025 (Cost $22,950,579)	8,062,911	26.77%	1,921,480	20.18%
		$15,533,863	51.58%	$3,701,890	38.86%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value
	US Treasury Note 6.000% due 02/15/2026 (2)	$5,925,905		$1,412,208
	US Treasury Note 6.875% due 08/15/2025 (2)	6,112,254		1,456,617
		$12,038,159		$2,868,825

Additional Disclosure on U.S. Treasury Securities		Cost		Cost
	US Treasury Note 6.000% due 02/15/2026 (2)	$8,337,960		$1,987,027
	US Treasury Note 6.875% due 08/15/2025 (2)	8,560,976		2,040,174
		$16,898,936		$4,027,201

*	Except for those items disclosed, no individual futures, or forwards contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Note 4 to the Financial Statements.

(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Operations
For the Three Months Ended June 30, 2017 and 2016
(Unaudited)

					Frontier Long/Short Commodity
	Frontier Diversified Fund		Frontier Masters Fund		Fund

	6/30/2017	6/30/2016	6/30/2017	6/30/2016	6/30/2017	6/30/2016

Investment income:
Interest - net	$24,134	$126,792	$19,322	$36,142	$—	$14,243

Total Income	24,134	126,792	19,322	36,142	—	14,243

Expenses:
Incentive Fees (rebate)	—	131,219	—	15,801	(87,670)	—
Management Fees	27,784	177,249	58,094	120,462	—	47,367
Service Fees - Class 1	41,352	59,301	24,160	36,877	3,510	12,542
Trading Fees	466,107	349,658	186,409	121,827	66,308	43,982
Other Fees	1,767	1,164	1,792	—	24,976	2,503

Total Expenses	537,010	718,591	270,455	294,967	7,124	106,394

Investment (loss) - net	(512,876)	(591,799)	(251,133)	(258,825)	(7,124)	(92,151)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	—	—	—		—	(90,214)
Net unrealized gain/(loss) on private investment companies	(1,426,002)	919,836	(995,649)	(254,069)	(543,417)	(194,462)
Net realized gain/(loss) on private investment companies	612,995	—	146,972	—	(188,508)	—
Net change in open trade equity/(deficit)	—	—	—		—	693,263
Net unrealized gain/(loss) on swap contracts	300,207	(512,762)	—	—	(72,417)	(112,325)
Net realized gain/(loss) on U.S. Treasury securities	(179,129)	1,400,469	(177,553)	262,864	227,895	113,581
Net unrealized gain/(loss) on U.S. Treasury securities	361,275	(1,214,571)	207,418	(138,569)	(211,120)	(69,361)
Trading commissions	—	(36)	—	(7)	—	(1,090)
Change in fair value of investments in unconsolidated trading companies	(333,713)	21,510	(316,233)	524,995	48,430	(21,129)

Net gain/(loss) on investments	(664,367)	614,446	(1,135,045)	395,214	(739,137)	318,263

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(1,177,243)	22,647	(1,386,178)	136,389	(746,261)	226,112

Less: Operations attributable to non-controlling interests	—	—	—	—	—	131,876

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(1,177,243)	$22,647	$(1,386,178)	$136,389	$(746,261)	$94,236

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(7.58)	$(0.37)	$(10.71)	$0.84	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	$(11.37)	$0.40
Class 2	$(8.12)	$0.17	$(11.75)	$1.54	$(16.82)	$1.05
Class 2a	N/A	N/A	N/A	N/A	$(14.09)	$1.10
Class 3	$(7.46)	$0.23	$(10.88)	$1.50	$(12.81)	$0.92
Class 3a	N/A	N/A	N/A	N/A	$(12.22)	$0.73

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds
Statements of Operations
For the Three Months Ended June 30, 2017 and 2016
(Unaudited)

	Frontier Balanced Fund		Frontier Select Fund

	6/30/2017	6/30/2016	6/30/2017	6/30/2016

Investment income:
Interest - net	$—	$5,903	$—	$—

Total Income/(loss)	—	5,903	—	—

Expenses:
Incentive Fees (rebate)	—	489,916	—	15,881
Management Fees	38,058	164,553	26,454	67,902
Risk analysis Fees	3,133	—	—	—
Service Fees - Class 1	384,415	450,955	60,437	85,705
Trading Fees	623,456	143,669	49,223	24,122
Other Fees	190,804	2,735	(5,094)	—

Total Expenses	1,239,866	1,251,828	131,020	193,610

Investment (loss) - net	(1,239,866)	(1,245,925)	(131,020)	(193,610)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(275,058)	1,080,707	(868,397)	(1,397,141)
Net unrealized gain/(loss) on private investment companies	(3,856,566)	(153,531)	(533,227)	—
Net realized gain/(loss) on private investment companies	2,144,217	—	2,005	—
Net change in open trade equity/(deficit)	(250,095)	484,552	125,890	1,598,713
Net unrealized gain/(loss) on swap contracts	513,480	(942,225)	—
Net realized gain/(loss) on U.S. Treasury securities	(81,588)	2,234,148	(106,707)	(48,865)
Net unrealized gain/(loss) on U.S. Treasury securities	295,244	(1,712,451)	122,974	116,827
Trading commissions	(19,488)	(50,973)	(13,061)	(34,291)
Change in fair value of investments in unconsolidated trading companies	(451,945)	(306,187)	(116,886)	(151,904)

Net gain/(loss) on investments	(1,981,799)	634,040	(1,387,409)	83,339

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(3,221,665)	(611,885)	(1,518,429)	(110,271)

Less: Operations attributable to non-controlling interests	—	345,513	(358,900)	73,874

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(3,221,665)	$(957,398)	$(1,159,529)	$(184,145)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(7.97)	$(1.68)	$(11.09)	$(1.28)
Class 1AP	$(7.58)	$(0.74)	$(11.37)	$(0.57)
Class 2	$(10.19)	$(1.00)	$(15.09)	$(0.76)
Class 2a	$(8.40)	$(0.55)	N/A	N/A
Class 3a	$(8.37)	$(0.55)	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds
Statements of Operations
For the Three Months Ended June 30, 2017 and 2016
(Unaudited)

	Frontier Winton Fund		Frontier Heritage Fund

	6/30/2017	6/30/2016	6/30/2017	6/30/2016

Investment income:
Interest - net	$—	$—	$—	$—

Total Income	—	—	—	—

Expenses:
Incentive Fees (rebate)	—	—	—	—
Management Fees	227,131	265,095	58,866	60,698
Risk analysis Fees	35,345	—	—	—
Service Fees - Class 1	126,462	169,823	48,692	63,757
Trading Fees	154,026	64,892	49,583	21,462
Other Fees	7,074	—	1,732	—

Total Expenses	550,038	499,810	158,873	145,917

Investment (loss) - net	(550,038)	(499,810)	(158,873)	(145,917)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(977,909)	(2,484,671)	—	—
Net change in open trade equity/(deficit)	(1,008,635)	4,532,895	—	—
Net unrealized gain/(loss) on swap contracts	—	—	(213,455)	(225,060)
Net realized gain/(loss) on U.S. Treasury securities	(744,367)	1,182,081	(133,041)	251,523
Net unrealized gain/(loss) on U.S. Treasury securities	771,879	(697,604)	196,614	(149,253)
Trading commissions	(11,828)	(23,337)	—	(3,507)
Change in fair value of investments in unconsolidated trading companies	(21,961)	(478,301)	(229,768)	86,966

Net gain/(loss) on investments	(1,992,821)	2,031,063	(379,650)	(39,331)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(2,542,859)	1,531,253	(538,523)	(185,248)

Less: Operations attributable to non-controlling interests	(962,079)	955,510	(103,491)	(110,814)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(1,580,780)	$575,743	$(435,032)	$(74,434)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(8.84)	$2.35	$(6.24)	$(0.99)
Class 1AP	$(8.00)	$3.82	$(6.70)	$(0.02)
Class 2	$(10.64)	$4.85	$(7.84)	$(0.03)

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Operations
For the Six Months Ended June 30, 2017 and 2016
(Unaudited)

					Frontier Long/Short Commodity
	Frontier Diversified Fund		Frontier Masters Fund		Fund

	6/30/2017	6/30/2016	6/30/2017	6/30/2016	6/30/2017	6/30/2016

Investment income:
Interest - net	$97,397	$280,777	$59,417	$93,521	$—	$37,213

Total Income	97,397	280,777	59,417	93,521	—	37,213

Expenses:
Incentive Fees (rebate)	(63,508)	1,052,255	—	242,029	(87,670)	134,601
Management Fees	55,742	416,096	123,905	282,097	—	185,913
Service Fees - Class 1	86,185	135,479	52,934	84,012	10,971	33,573
Trading Fees	932,781	706,366	376,584	260,171	143,093	93,601
Other Fees	1,766	1,164	1,792	—	24,976	2,502

Total Expenses	1,012,966	2,311,360	555,215	868,309	91,370	450,190

Investment (loss) - net	(915,569)	(2,030,583)	(495,798)	(774,788)	(91,370)	(412,977)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	—	—	—	—	—	(90,214)
Net unrealized gain/(loss) on private investment companies	374,758	919,836	(692,671)	(254,069)	(331,883)	(194,462)
Net realized gain/(loss) on private investment companies	1,092,088	—	277,678	—	(26,997)	—
Net change in open trade equity/(deficit)	—	—	—	—	—	693,263
Net unrealized gain/(loss) on swap contracts	2,355	(1,752,993)	—	—	(10,429)	(187,904)
Net realized gain/(loss) on U.S. Treasury securities	(354,609)	1,418,875	(286,742)	268,941	227,895	116,230
Net unrealized gain/(loss) on U.S. Treasury securities	572,567	(12,967)	334,153	355,448	(211,120)	125,453
Trading commissions	—	(44)	—	(10)	—	(1,091)
Change in fair value of investments in unconsolidated trading companies	(344,004)	3,014,294	(398,042)	1,891,243	48,430	(62,458)

Net gain/(loss) on investments	1,343,155	3,587,001	(765,624)	2,261,553	(304,104)	398,817

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	427,586	1,556,418	(1,261,422)	1,486,765	(395,474)	(14,160)

Less: Operations attributable to non-controlling interests	—	—	—	—	—	131,876

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$427,586	$1,556,418	$(1,261,422)	$1,486,765	$(395,474)	$(146,036)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(4.70)	$2.54	$(10.41)	$6.98	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	$(9.15)	$(1.81)
Class 2	$(4.32)	$4.01	$(10.88)	$9.01	$(13.21)	$(1.55)
Class 2a	N/A	N/A	N/A	N/A	$(10.28)	$(0.93)
Class 3	$(3.85)	$3.86	$(9.99)	$8.52	$(8.74)	$(1.69)
Class 3a	N/A	N/A	N/A	N/A	$(7.73)	$(1.24)

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds
Statements of Operations
For the Six Months Ended June 30, 2017 and 2016
(Unaudited)

	Frontier Balanced Fund		Frontier Select Fund

	6/30/2017	6/30/2016	6/30/2017	6/30/2016

Investment income:
Interest - net	$1,161	$13,240	$—	$—

Total Income/(loss)	1,161	13,240	—	—

Expenses:
Incentive Fees (rebate)	—	1,425,533	—	39,867
Management Fees	76,537	398,578	102,047	138,723
Risk analysis Fees	7,557	935,027	6,829	179,149
Service Fees - Class 1	783,275	316,458	129,768	50,302
Trading Fees	1,163,171	2,734	98,267	—
Other Fees	190,804	—	(5,094)	—

Total Expenses	2,221,344	3,078,330	331,817	408,041

Investment (loss) - net	(2,220,183)	(3,065,090)	(331,817)	(408,041)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(651,169)	2,698,265	(695,436)	619,333
Net unrealized gain/(loss) on private investment companies	(1,191,236)	(420,895)	(533,227)	—
Net realized gain/(loss) on private investment companies	3,265,069	—	2,005	—
Net change in open trade equity/(deficit)	(319,198)	466,912	(145,848)	1,594,363
Net unrealized gain/(loss) on swap contracts	63,916	(3,143,931)	—	—
Net realized gain/(loss) on U.S. Treasury securities	(228,904)	2,259,940	(170,783)	(48,117)
Net unrealized gain/(loss) on U.S. Treasury securities	487,069	(41,453)	200,751	188,274
Trading commissions	(43,253)	(129,456)	(46,591)	(63,220)
Change in fair value of investments in unconsolidated trading companies	(437,301)	3,994,651	(364,645)	251,551

Net gain/(loss) on investments	944,993	5,684,032	(1,753,774)	2,542,184

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(1,275,190)	2,618,942	(2,085,591)	2,134,143

Less: Operations attributable to non-controlling interests	—	453,868	(432,628)	992,817

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(1,275,190)	$2,165,074	$(1,652,963)	$1,141,326

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(4.96)	$2.47	$(15.27)	$7.77
Class 1AP	$(3.26)	$4.64	$(15.26)	$9.65
Class 2	$(4.37)	$6.23	$(20.14)	$12.81
Class 2a	$(3.28)	$6.06	N/A	N/A
Class 3a	$(3.27)	$6.04	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds
Statements of Operations
For the Six Months Ended June 30, 2017 and 2016
(Unaudited)

	Frontier Winton Fund		Frontier Heritage Fund

	6/30/2017	6/30/2016	6/30/2017	6/30/2016

Investment income:
Interest - net	$—	$176	$—	$—

Total Income	—	176	—	—

Expenses:
Incentive Fees (rebate)	(49,790)	99,067	(4,603)	9,072
Management Fees	489,086	540,915	117,858	123,719
Risk analysis Fees	70,773	—	—	—
Service Fees - Class 1	269,091	349,678	100,787	131,426
Trading Fees	303,364	133,216	109,257	40,676
Other Fees	7,074	—	1,732	—

Total Expenses	1,089,598	1,122,876	325,031	304,893

Investment (loss) - net	(1,089,598)	(1,122,700)	(325,031)	(304,893)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	1,329,426	44,052	—	—
Net change in open trade equity/(deficit)	(2,405,781)	4,609,049	—	—
Net unrealized gain/(loss) on swap contracts	—	—	(624,727)	672,035
Net realized gain/(loss) on U.S. Treasury securities	(1,104,301)	1,196,438	(211,694)	254,587
Net unrealized gain/(loss) on U.S. Treasury securities	1,206,428	345,259	291,090	78,536
Trading commissions	(28,565)	(45,475)	—	(7,009)
Change in fair value of investments in unconsolidated trading companies	(303,217)	(1,085,939)	(207,721)	196,283

Net gain/(loss) on investments	(1,306,010)	5,063,384	(753,052)	1,194,432

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(2,395,608)	3,940,684	(1,078,083)	889,539

Less: Operations attributable to non-controlling interests	(566,541)	2,198,656	(302,891)	332,189

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(1,829,067)	$1,742,028	$(775,192)	$557,350

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(10.42)	$7.36	$(10.60)	$5.50
Class 1AP	$(8.91)	$10.37	$(9.66)	$7.78
Class 2	$(11.32)	$13.16	$(12.92)	$10.40

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Changes in Owners’ Capital
For the Six Months Ended June 30, 2017
(Unaudited)

		Frontier Diversified Fund							Frontier Masters Fund
	Class 1	Class 1	Class 2	Class 2	Class 3	Class 3			Class 1	Class 2	Class 2	Class 3	Class 3
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total
Owners’ Capital, December 31, 2016	$—	$5,189,420	$460,196	$37,771,385	$33,899	$13,016,491	$—	$56,471,391	$5,361,626	$336,691	$5,320,871	$32,970	$6,117,149	$—	$17,169,307

Sale of Units	—	3,063	—	599,571	182,372	983,229	—	1,768,235	2,610	—	65,000	—	1,313,252	—	1,380,862
Redemption of Units	—	(1,505,635)	(146,669)	(27,119,355)	—	(3,200,976)	—	(31,972,635)	(1,482,436)	(209,040)	(1,429,555)	—	(885,947)	—	(4,006,978)
Transfer of Units In(Out)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Change in control of ownership - Private investment companies	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Payment made by the Managing Owner	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	—	(140,764)	(267,746)	1,096,452	(13,735)	(246,621)	—	427,586	(369,860)	(28,415)	(322,094)	(3,114)	(537,939)	—	(1,261,422)

Owners’ Capital, June 30, 2017	$—	$3,546,084	$45,781	$12,348,053	$202,536	$10,552,123	$—	$26,694,577	$3,511,940	$99,236	$3,634,222	$29,856	$6,006,515	$—	$13,281,769

Owners’ Capital - Units, December 31, 2016	—	44,569	3,462	284,124	275	105,594			47,530	2,615	41,318	275	51,022

Sale of Units (including transfers)	—	26	—	4,572	1,421	7,968			23	—	505	—	11,008
Redemption of Units (including transfers)	—	(12,857)	(3,106)	(192,690)	—	(25,197)			(13,255)	(1,763)	(11,010)	—	(7,378)

Owners’ Capital - Units, June 30, 2017	—	31,739	356	96,006	1,696	88,365			34,298	852	30,813	275	54,652

				(1)		(1)					(1)		(1)
Net asset value per unit at December 31, 2016		$116.43		$132.94		$123.27			$112.80		$128.78		$119.89

Change in net asset value per unit for the Six months ended June 30, 2017		(4.70)		(4.32)		(3.85)			(10.41)		(10.88)		(9.99)

Net asset value per unit at June 30, 2017		$111.73		$128.62		$119.42			$102.39		$117.90		$109.90

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Changes in Owners’ Capital
For the Six Months Ended June 30, 2017
(Unaudited)

	Frontier Long/Short Commodity Fund

	Class 2		Class 3	Class 1a	Class 2a		Class 3a
	Managing Owner	Limited Owners	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total

Owners’ Capital, December 31, 2016	$299,889	$508,474	$4,405,863	$1,913,595	$234,742	$728,453	$11,715	$1,162,796	—	$9,265,527

Sale of Units	—	—	—	—	—	—	—	946,844	—	946,844
Redemption of Units	(266,500)	(176,038)	(1,170,731)	(1,508,395)	(210,852)	(178,621)	(10,565)	(571,090)	—	(4,092,792)
Transfer of Units In(Out)	—	—	—	—	—	—	—	—	—	—
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	—	—
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	(14,610)	(10,726)	(192,938)	(5,286)	10,872	(58,743)	641	(124,684)	—	(395,474)

Owners’ Capital, June 30, 2017	$18,779	$321,710	$3,042,194	$399,914	$34,762	$491,089	$1,791	$1,413,866	$—	$5,724,105

Owners’ Capital - Units, December 31, 2016	2,316	3,924	33,685	20,628	2,222	6,893	109	10,816

Sale of Units (including transfers)	—	—	—	—	—	—	—	8,513
Redemption of Units (including transfers)	(2,155)	(1,158)	(8,761)	(15,846)	(1,858)	(1,744)	(91)	(5,157)

Owners’ Capital - Units, June 30, 2017	161	2,766	24,924	4,782	364	5,149	18	14,172

		(1)				(1)		(1)
Net asset value per unit at December 31, 2016		$129.56	$130.80	$92.78		$105.67		$107.50

Change in net asset value per unit for the Six months ended June 30, 2017		(13.21)	(8.74)	(9.15)		(10.28)		(7.73)

Net asset value per unit at June 30, 2017		$116.35	$122.06	$83.63		$95.39		$99.76

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Changes in Owners’ Capital
For the Six Months Ended June 30, 2017
(Unaudited)

	Frontier Balanced Fund
	Class 1	Class 1AP	Class 2		Class 2a		Class 3a

	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Non-Controlling Interests	Total

Owners’ Capital, December 31, 2016	$56,955,371	$677,181	$530,387	$21,871,170	$209,112	$307,144	$1,749,006	$—	$82,299,371

Sale of Units	34,075	—	—	4,937	123,835	—	—	—	162,847
Redemption of Units	(11,054,137)	(90,030)	(75,000)	(12,299,697)	—	(90,774)	(298,717)	—	(23,908,355)
Transfer of Units In(Out)	—	—	—	—	—	—	—	—	—
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	—
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(1,521,133)	(10,954)	(216,807)	507,158	(9,789)	(4,100)	(19,565)	—	(1,275,190)

Owners’ Capital, June 30, 2017	$44,414,176	$576,197	$238,580	$10,083,568	$323,158	$212,270	$1,430,724	$—	$57,278,673

Owners’ Capital - Units, December 31, 2016	422,530	4,671	2,720	112,166	1,237	1,817	10,380

Sale of Units (including transfers)	255	—	—	25	712	—	—
Redemption of Units (including transfers)	(80,718)	(605)	(1,469)	(59,292)	—	(536)	(1,721)

Owners’ Capital - Units, June 30, 2017	342,067	4,066	1,251	52,899	1,949	1,281	8,659

				(1)		(1)
Net asset value per unit at December 31, 2016	$134.80	$144.97		$194.99		$169.05	$168.49

Change in net asset value per unit for the Six months ended June 30, 2017	(4.96)	(3.26)		(4.37)		(3.28)	(3.27)

Net asset value per unit at June 30, 2017	$129.84	$141.71		$190.62		$165.77	$165.22

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Changes in Owners’ Capital
For the Six Months Ended June 30, 2017
(Unaudited)

	Frontier Select Fund						Frontier Winton Fund						Frontier Heritage Fund
	Class 1	Class 1AP	Class 2				Class 1	Class 1AP	Class 2				Class 1	Class 1AP	Class 2
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total

Owners’ Capital, December 31, 2016	$10,540,702	$29,897	$9,397	$1,402,043	$4,107,816	$16,089,855	$20,284,935	$35,478	$43,553	$11,402,560	$9,108,334	$40,874,860	$7,507,072	$5,826	$73,660	$2,670,715	$3,147,279	$13,404,552

Sale of Units	1,467	—	98,345	—	—	99,812	1,424,276	—	267,829	—	—	1,692,105	602,789	—	24,575	—	—	627,364
Redemption of Units	(2,611,797)	(4,175)	—	(243,446)	—	(2,859,418)	(6,908,947)	—	—	(586,221)	—	(7,495,168)	(1,810,226)	—	—	(1,620,492)	—	(3,430,718)
Change in control of ownership - Trading Companies	—	—	—	—	(3,694,606)	(3,694,606)	—	—	—	—	(2,560,394)	(2,560,394)	—	—	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	—	(413,210)	(413,210)	—	—	—	—	(566,541)	(566,541)	—	—	—	—	(302,891)	(302,891)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(1,441,945)	(3,987)	(31,593)	(175,438)	—	(1,652,963)	(1,212,548)	(1,903)	(68,109)	(546,507)	—	(1,829,067)	(607,181)	(438)	(30,401)	(137,172)	—	(775,192)

Owners’ Capital, June 30, 2017	$6,488,427	$21,735	$76,149	$983,159	$—	$7,569,470	$13,587,716	$33,575	$243,273	$10,269,832	$5,981,399	$30,115,795	$5,692,454	$5,388	$67,834	$913,051	$2,844,388	$9,523,115

Owners’ Capital - Units, December 31, 2016	112,059	296	70	10,444			131,283	214	207	54,044			62,779	45	428	15,518

Sale of Units (including transfers)	16	—	753	—			9,771	—	1,252	—			5,413	—	143	—
Redemption of Units (including transfers)	(29,726)	(43)	(156)	(1,828)			(46,751)	—	(241)	(2,607)			(15,958)	—	(145)	(9,782)

Owners’ Capital - Units, June 30, 2017	82,349	253	667	8,616			94,303	214	1,218	51,437			52,234	45	426	5,736

				(1)						(1)						(1)
Net asset value per unit at December 31, 2016	$94.06	$101.16		$134.25			$154.51	$166.17		$210.98			$119.58	$128.60		$172.10

Change in net asset value per unit for the Six months ended June 30, 2017	(15.27)	(15.26)		(20.14)			(10.42)	(8.91)		(11.32)			(10.60)	(9.66)		(12.92)

Net asset value per unit at June 30, 2017	$78.79	$85.90		$114.11			$144.09	$157.26		$199.66			$108.98	$118.94		$159.18

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Cash Flows
For the Six Months Ended June 30, 2017 and 2016
(Unaudited)

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	6/30/2017	6/30/2016	6/30/2017	6/30/2016	6/30/2017	6/30/2016

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$427,586	$1,556,418	$(1,261,422)	$1,486,765	$(395,474)	$(14,160)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in ownership allocation of U.S. Treasury securities	(82,653)	4,910,662	308,855	1,924,452	2,519,213	(411,775)
Net unrealized (gain)/loss on swap contracts	(2,355)	1,752,993	—	—	10,429	187,904
Net unrealized (gain)/loss on U.S. Treasury securities	(572,567)	12,967	(334,153)	(355,448)	211,120	(125,453)
Net realized (gain)/loss on U.S. Treasury securities	354,609	(1,418,875)	286,742	(268,941)	(227,895)	(116,230)
Net unrealized gain/(loss) on private investment companies	(374,758)	(919,836)	692,671	254,069	331,883	194,462
Net realized gain/(loss) on private investment companies	(1,092,088)	—	(277,678)	—	26,997	—
(Purchases) sales of:
Sales of U.S. Treasury securities	2,785,190	23,429,706	3,016,330	6,686,902	(2,713,824)	6,395,078
Purchase of U.S. Treasury securities	—	(6,518,818)	—	(2,380,650)	—	(948,803)
U.S. Treasury interest and premium paid/amortized	25,473	—	19,951	(6,537,325)	(12,474)	(7,280,193)
Purchase of Private Investment Companies	(13,484,808)	(29,971,000)	(7,235,741)	—	(2,570,577)	—
Reduction of collateral in Swap contracts	—	—	—	—	3,600,050	—
Sale of Private Investment Companies	33,924,196	—	4,546,755	—	4,601,206	—
Increase and/or decrease in:
Change in control of ownership - trading companies	—	—	—	—	—	(131,876)
Investments in unconsolidated trading companies, at fair value	1,675,311	4,249,440	5,571,998	2,387,238	(45,947)	2,222,618
Prepaid service fees - Class 1	—	9,043	—	4,959	—	624
Interest receivable	(143,285)	358,971	43,453	101,382	(4,969)	83,190
Receivable from related parties	231,671	—	140,383	(362)	76,390	295
Other assets	(158,282)	3,331	(46,620)	—	(5,129)	—
Due to broker	—	—	—	—	—	1,401,915
Incentive fees payable to Managing Owner	—	18,209	—	(26,450)	—	(28,408)
Management fees payable to Managing Owner	(23,496)	(32,559)	(50,174)	(24,151)	—	(44,137)
Interest payable to Managing Owner	—	(11,661)	—	(4,957)	3,091	(1,368)
Trading fees payable to Managing Owner	(2,163)	(4,517)	(1,186)	(10,055)	(3,444)	(3,035)
Service fees payable to Managing Owner	46,659	(7,588)	5,174	(3,136)	(1,951)	(857)
Payables to related parties	12,252	(1,727)	—	—	(1,603,124)	—
Other liabilities	(19,675)	2,543	(7,590)	1,394	(6,835)	21,888

Net cash provided by (used in) operating activities	23,526,817	(2,582,298)	5,417,748	3,235,686	3,788,736	1,401,679

Cash Flows from Financing Activities:
Proceeds from sale of units	1,768,235	8,840,378	1,380,862	1,282,352	946,844	25,207
Payment for redemption of units	(31,972,635)	(9,036,754)	(4,006,978)	(5,419,982)	(4,092,792)	(2,055,245)
Pending owner additions	—	(62)	—	(56)	—	—
Owner redemptions payable	18,863,693	90,401	(83,627)	5,853	74,210	58,190

Net cash provided by (used in) financing activities	(11,340,707)	(106,036)	(2,709,743)	(4,131,833)	(3,071,738)	(1,971,848)

Net increase (decrease) in cash and cash equivalents	12,186,110	(2,688,335)	2,708,005	(896,147)	716,998	(570,169)

Cash and cash equivalents, beginning of period	674,227	3,283,973	546,509	1,421,994	—	570,169
Cash and cash equivalents, end of period	$12,860,337	$595,638	$3,254,514	$525,847	$716,998	$0

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Cash Flows
For the Six Months Ended June 30, 2017 and 2016
(Unaudited)

	Frontier Balanced Fund		Frontier Select Fund
	6/30/2017	6/30/2016	6/30/2017	6/30/2016

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(1,275,190)	$2,618,942	$(2,066,173)	$2,134,143
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	377,966	(341,343)	686,022	(1,594,363)
Net change in ownership allocation of U.S. Treasury securities	7,270,121	2,284,227	286,492	(64,660)
Net unrealized (gain)/loss on swap contracts	(63,916)	3,143,932	—	—
Net unrealized (gain)/loss on U.S. Treasury securities	(487,069)	41,453	(200,751)	188,274
Net realized (gain)/loss on U.S. Treasury securities	228,904	2,259,940	170,783	(48,117)
Net unrealized gain/(loss) on private investment companies	1,191,236	420,895	533,227	—
Net realized gain/(loss) on private investment companies	(3,265,069)	—	(2,005)	—
(Purchases) sales of:
Sales of U.S. Treasury securities	887,884	21,116,713	1,731,714	(1,625,454)
Purchases of U.S. Treasury securities	—	(9,340,565)	—	(320,766)
U.S. Treasury interest and premium paid/amortized	15,487	—	11,590	—
Purchase of Private Investment Companies	(14,537,196)	(28,584,536)	(8,710,101)	—
Sale of Private Investment Companies	26,392,838	—	5,606,378	—
Increase and/or decrease in:
Receivable from futures commission merchants	(60,295)	2,173,181	8,208,218	6,867,897
Change in control of ownership - trading companies	—	407,115	(3,694,606)	(3,901,773)
Investments in unconsolidated trading companies, at fair value	3,271,525	5,745,042	990,000	(715,951)
Interest receivable	(71,855)	300,111	27,036	(30,605)
Receivable from related parties	346,875	—	103,407	—
Other assets	(43,027)	2	(13,222)	3
Incentive fees payable to Managing Owner	—	352,468	—	15,881
Management fees payable to Managing Owner	(21,400)	(34,765)	(21,219)	(1,322)
Interest payable to Managing Owner	162,860	(21,729)	(242)	(3,415)
Trading fees payable to Managing Owner	(4,707)	(4,748)	(2,237)	(780)
Service fees payable to Managing Owner	(13,417)	(11,894)	(7,897)	(2,914)
Risk analysis fees payable	5,424	—	(2,303)	—
Payables to related parties	191,819	(5,794)	10,231	329
Other liabilities	(68,510)	—	(11,939)	(155)

Net cash provided by (used in) operating activities	20,431,288	2,518,649	3,632,403	896,252

Cash Flows from Financing Activities:
Proceeds from sale of units	162,847	104,482	99,812	8,267
Payment for redemption of units	(23,908,356)	(5,039,057)	(2,859,418)	(802,638)
Pending owner additions	—	(1,534)	—	(115)
Owner redemptions payable	8,171,335	(424,103)	(111,392)	(13,670)

Net cash provided by (used in) financing activities	(15,574,174)	(5,360,212)	(2,870,998)	(808,156)

Net increase (decrease) in cash and cash equivalents	4,857,114	(2,841,563)	761,405	88,096

Cash and cash equivalents, beginning of period	1,083,579	4,895,183	432,021	220,371
Cash and cash equivalents, end of period	$5,940,693	$2,053,620	$1,193,426	$308,467

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Cash Flows
For the Six Months Ended June 30, 2017 and 2016
(Unaudited)

	Frontier Winton Fund		Frontier Heritage Fund
	6/30/2017	6/30/2016	6/30/2017	6/30/2016

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(2,395,608)	$3,940,684	$(1,078,083)	$889,539
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	2,485,583	(4,609,048)	—	—
Net change in ownership allocation of U.S. Treasury securities	(1,143,589)	3,973,900	907,988	873,879
Net unrealized (gain)/loss on swap contracts	—	—	624,727	(672,035)
Net unrealized (gain) loss on U.S. Treasury securities, at fair value	(1,206,428)	(345,259)	(291,090)	(78,536)
Net realized (gain) loss on U.S. Treasury securities, at fair value	1,104,301	(1,196,438)	211,694	(254,587)
(Purchases) sale of:
Sales of U.S. Treasury Securities	12,652,125	5,231,938	2,231,740	1,569,369
Purchases of U.S. Treasury Securities	—	(5,237,808)	—	(1,129,741)
U.S. Treasury interest and premium paid/amortized	76,346	—	15,079	—
Increase and/or decrease in:
Receivable from futures commission merchants	4,083,284	(4,859,709)	—	—
Change in control of ownership of trading companies	(2,560,394)	2,194,231	—	(82,544)
Investments in unconsolidated trading companies, at fair value	3,240,958	297,554	1,547,505	(966,559)
Interest receivable	152,517	54,689	35,111	19,921
Receivable from related parties	351,724	—	131,430	—
Other assets	(92,810)	2	(16,708)	2
Incentive fees payable to Managing Owner	—	—	—	—
Management fees payable to Managing Owner	(12,741)	(6,817)	(56,501)	(1,709)
Interest payable to Managing Owner	(30,730)	(9,872)	(3,664)	(2,765)
Trading fees payable to Managing Owner	(4,533)	(1,116)	(1,123)	(462)
Service fees payable to Managing Owner	(2,234)	(3,033)	(7,300)	(1,305)
Risk analysis fees payable	57,716	—	—	—
Payables to related parties	—	152,638	9,536	597
Other liabilities	754	—	(18,085)	1

Net cash provided by (used in) operating activities	16,756,241	(423,464)	4,242,256	163,065

Cash Flows from Financing Activities:
Proceeds from sale of units	1,692,105	81,676	627,364	19,931
Payment for redemption of units	(7,495,168)	(696,067)	(3,430,718)	(382,218)
Pending owner additions	—	(505)	—	(77)
Owner redemptions payable	393,871	(51,671)	185,143	(84,355)

Net cash provided by (used in) financing activities	(5,409,192)	(666,567)	(2,618,211)	(446,719)

Net increase (decrease) in cash and cash equivalents	11,347,049	(1,090,031)	1,624,045	(283,654)

Cash and cash equivalents, beginning of period	1,628,208	2,928,616	382,499	655,319
Cash and cash equivalents, end of period	$12,975,257	$1,838,585	$2,006,544	$371,665

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds
Notes to Financial Statements (Unaudited)

1.	Organization and Purpose

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

The Managing Owner is seeking to cause the suspension to be lifted as promptly as practicable.

Any forward-looking statements herein are based on expectations of the Managing Owner at this time. Whether or not actual results and developments will conform to the Managing Owner’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in the Series’ prospectuses, general economic, market and business conditions, changes in laws or regulations or other actions made by governmental authorities or regulatory bodies, and other world economic and political developments. The Series and the Managing Owner undertake no duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

As of June 30, 2017, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund Frontier Winton Fund and Frontier Heritage separates Units into a maximum of three separate Classes- Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Balanced Fund separates Units into a maximum of five separate Classes— Class 1, Class 1AP, Class 2, Class 2A and Class 3A. The Trust, with respect to the Frontier Long/Short Commodity Fund separates Units into a maximum of five separate Classes—Class 1A, Class 2A, Class 2, Class 3A and Class 3. Between April 15, 2016 and December 31, 2016, a portion of the interests in Frontier Trading Company I, LLC and all of the interests in Frontier Trading Company VII, LLC, and Frontier Trading Company XXIII LLC held by Frontier Diversified Fund, Frontier Masters Fund, Frontier Balanced Fund and Frontier Long/Short Commodity Fund were exchanged for equivalent interests in the Galaxy Plus Managed Account Platform (“Galaxy Plus”) which is an unaffiliated, third-party managed account platform. The assets of Frontier Trading Company I, LLC, which included exposure to Quantmetrics Capital Management LLP’s Multi-Strategy Program, Quantitative Investment Management, LLC’s Quantitative Global Program, Quest Partners LLC’s Quest Tracker Index Program, Chesapeake Capital Management, LLC’s Diversified Program, and Doherty Advisors LLC’s Relative Value Moderate Program, the assets of Frontier Trading Company VII, LLC, which included exposure to Emil van Essen LLC’s Multi-Strategy Program, Red Oak Commodity Advisors, Inc.’s Fundamental Diversified Program, Rosetta Capital Management, LLC’s Rosetta Trading Program, and Landmark Trading Company’s Landmark Program, and the assets of Frontier Trading Company XXIII, LLC which included exposure to Fort L.P.’s Global Contrarian Program have been transferred to individual Delaware limited liability companies (“Master Funds”) in Galaxy Plus. On May 10, 2017, the assets of Frontier Trading Company XV, LLC, which included exposure to Transtrend B.V.’ TT Enhanced Risk (USD) Program have been transferred to a Master Fund in Galaxy Plus. Each Master Fund is sponsored and operated by Gemini Alternative Funds, LLC (“Sponsor”). The Sponsor has contracted with the trading advisors to manage the portfolios of the Master Funds pursuant to the advisors’ respective program. For those Series that invest in Galaxy Plus, approximately 30-70% of those Series assets are used to support the margin requirements of the Master Funds. The remaining assets of the Series are split between investments in Trading Companies and a pooled cash management account that invests primarily in U.S. Treasury securities. For those Series that do not invest in Galaxy Plus, their assets are split between investments in Trading Companies and investments in the pooled cash management account.

As of June 30, 2017, Frontier Winton Fund has invested a portion of its assets in a single Trading Company, and a single Trading Advisor manages 100% of the assets invested in such Trading Company. Each of the remaining Series has invested a portion of its assets in several different Trading Companies or Galaxy Plus entities and one or more Trading Advisors may manage the assets invested in such Trading Companies or Galaxy Plus entities.

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

As of June 30, 2017, the consolidated statement of financial condition of Frontier Balanced Fund included the assets and liabilities of its majority interest in Frontier Trading Company I, LLC and Frontier Trading Company XXXIV, LLC.

For the six months ended June 30, 2017, the consolidated statement of operations of Frontier Balanced Fund included the earnings of its majority owned Trading Companies listed above.

As of June 30, 2017 the consolidated statement of financial condition of Frontier Long/Short Commodity Fund included the assets and liabilities of its majority owned Trading Company, Frontier Trading Company XXXVII, LLC.

For the six months ended June 30, 2017, the consolidated statement of operations of Frontier Long/Short Commodity Fund included the earnings of its majority owned Trading Company listed above.

As of June 30, 2017, the consolidated statement of financial condition of Frontier Diversified Fund included the assets and liabilities of its majority owned Frontier Trading Company XXXV, LLC.

For the six months ended June 30, 2017, the consolidated statement of operations of Frontier Diversified Fund included the earnings of its majority owned Trading Company listed above.

As of June 30, 2017, the consolidated statement of financial condition of Frontier Heritage Fund included the assets and liabilities of its majority owned Frontier Trading Company XXXIX, LLC.

For the six months ended June 30, 2017, the consolidated statement of operations of Frontier Heritage Fund included the earnings of its majority owned Trading Company listed above.

As of June 30, 2017 the consolidated statement of financial condition of Frontier Select Fund did not have majority interest in any Trading Company.

For the six months ended June 30, 2017, the consolidated statement of operations of Frontier Select Fund included the earnings of Frontier Trading Company XV, LLC from January 1, 2017 to May 9, 2017.

As of June 30, 2017, the consolidated statement of financial condition of Frontier Winton Fund included the assets and liabilities of its majority owned Frontier Trading Company II, LLC.

For the six months ended June 30, 2017, the consolidated statement of operations of Frontier Winton Fund included the earnings of its majority owned Trading Company listed above.

As of and for the six months ended June 30, 2017 Frontier Master Fund did not have a majority interest in any Trading Company.

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

Change in Consolidation Method - In February 2017, the Trust elected to change its method by which it consolidates its investments in the Galaxy Plus entities and applied to its December 31, 2016 financial statements. Prior to the change, any Series that had a controlling interest in a Galaxy Plus entity would consolidate the assets and liabilities of that entity into its Statement of Financial Condition and the profit and loss into the Statement of Operations.   The Managing Owner believes that this treatment does not provide meaningful data to the end user of the financial statements.  As such, all investments in Galaxy Plus entities are accounted for using the net asset value as the practical expedient. In accordance with ASC 250 (Accounting Changes and Error Corrections), the comparative financial statements as of and for the three and six months ended June 30, 2016 have been adjusted to apply the new method retrospectively. This will impact management fees, incentive fees (rebate), net realized gain/(loss) on futures, forwards and options, net change in open trade equity/(deficit), net unrealized gain/(loss) on private investment companies, net realized gain/(loss) on private investment companies, and operations attributable to non-controlling interests on the Statement of Operations. We also note that there is no impact to total capital or net increase/(decrease) in capital resulting from operations attributable to controlling interests.

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

Interest Income— U.S. Treasury Securities are pooled for purposes of maximizing returns on these assets to investors of all Series. Interest income from pooled cash management assets is recognized on the accrual basis and allocated daily to each Series based upon its daily proportion of ownership of the pool. Aggregate interest income from all sources, including U.S. Treasuries and assets held at a futures commission merchant (“FCM”), of up to two percentage points of the aggregate percentage yield (annualized) of net asset value less any fair market value related to swaps, is paid to the Managing Owner by the Frontier Balanced Fund (Class 1, and Class 2 only), Frontier Select Fund, Frontier Winton Fund and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a, Class 3a only), Frontier Masters Fund and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 20% of the total interest allocated to each Series was paid to the Managing Owner from January 1, 2016 through April 28, 2016; thereafter 100% of the interest is retained by the respective Series. All interest not paid to the Managing Owner is interest income to the Series, and shown net on the statement of operations.

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

Receivable From Futures Commission Merchants—The Series of the Trust deposit assets with a FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust, with respect to the Series, earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of June 30, 2017 included restricted cash for margin requirements of $2,271,800 for the Frontier Balanced Fund, and $7,462,750 for the Frontier Winton Fund.

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

Income Taxes—The Trust, with respect to the Series, applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust, with respect to the Series’, financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust, with respect to the Series. The 2013 through 2017 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

Fees and Expenses—All management fees, incentive fees, service fees and trading fees of the Trust, with respect to the Series, are paid to the Managing Owner. It is the responsibility of the Managing Owner to pay all Trading Advisor management and incentive fees, selling agent service fees and all other operating expenses and continuing offering costs of the Trust, with respect to the Series. Only management fees and incentive fees related to assets allocated through Trading Companies are included in expense on the Statement of Operations. In addition, Trading Company I, LLC, Trading Company II, LLC and Trading Company XV, LLC pay to the Sponsor a Risk Analysis Fee, which is calculated on notional assets of the Trading Companies. The Risk Analysis Fee is included as an expense on the Statement of Operations. The Series are all charged management and incentive fees on the asset allocated through the Galaxy Plus entities. Those fees are included in unrealized gain/(loss) on private investment companies on the Statements of Operations.

Incentive Fee (rebate)—The Managing Owner is allowed to share in the incentive fees earned by the Commodity Trading Advisors up to 10% of New Net Profits (as defined in the prospectus). If the Managing Owner’s share of the incentive fee exceeds 10% of new net profits during the period, then the Managing Owner is obligated to return any amount in excess. The returned amounts are recorded as Incentive Fee (Rebate) on the Statements of Operations.

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

Owner redemptions payable—Funds payable for existing owner redemption requests are recorded as capital subtractions at the NAV per unit on the second business day following receipt or request.

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

The following table summarizes the instruments that comprise the Trust, with respect to the Series, financial asset portfolio, by Series, measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value. Investments in private investment companies are valued utilizing the net asset values provided by the underlying private investment companies as a practical expedient. Each Series applies the practical expedient to its investments in private investment companies on an investment-by-investment basis, and consistently with the Series entire position in a particular investment, unless it is probable that the Series will sell a portion of an investment at an amount different from the net asset value of the investment.

				Total
June 30, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value

Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$2,517,782	$8,535	$—	$2,526,317
Swap Contracts	—		8,640,202	8,640,202
U.S. Treasury Securities	4,015,228	—	—	4,015,228
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	1,098,996	7,112	—	1,106,108
U.S. Treasury Securities	1,016,118	—	—	1,016,118
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	45,947	—	—	45,947
Swap Contracts	—	—	609,989	609,989
U.S. Treasury Securities	223,860	—	—	223,860
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	2,676,735	17,071	—	2,693,806
Open Trade Equity (Deficit)	(141,720)	1,415	—	(140,305)
Swap Contracts	—	—	19,003,366	19,003,366
U.S. Treasury Securities	1,854,791	—	—	1,854,791
Frontier Select Fund
Investment in Unconsolidated Trading Companies	76,478	—	2,844,388	2,920,866
U.S. Treasury Securities	372,609	—	—	372,609
Frontier Winton Fund
Investment in Unconsolidated Trading Companies	831,492	—	—	831,492
Open Trade Equity (Deficit)	(1,216,110)	(46,949)	—	(1,263,059)
U.S. Treasury Securities	4,051,108	—	—	4,051,108
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	1,187,890	9,245		1,197,135
Swap Contracts	—	—	7,766,687	7,766,687
U.S. Treasury Securities	626,479	—	—	626,479

				Total
December 31, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value

Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$4,188,662	$12,966	$—	$4,201,628
Swap Contracts	—	—	8,637,847	8,637,847
U.S. Treasury Securities	6,525,280	—	—	6,525,280
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	6,667,632	10,474	—	6,678,106
U.S. Treasury Securities	4,313,843	—	—	4,313,843
Frontier Long/Short Commodity Fund
Swap Contracts	—	—	4,220,468	4,220,468
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	5,998,541	(33,210)	—	5,965,331
Open Trade Equity (Deficit)	288,647	(50,986)	—	237,661
Swap Contracts	—	—	18,939,450	18,939,450
U.S. Treasury Securities	9,770,117	—	—	9,770,117
Frontier Select Fund
Investment in Unconsolidated Trading Companies	759,978	3,609	3,147,279	3,910,866
Open Trade Equity (Deficit)	679,310	6,712	—	686,022
U.S. Treasury Securities	2,912,611	—	—	2,912,611
Frontier Winton Fund
Investment in Unconsolidated Trading Companies	4,020,731	51,719	—	4,072,450
Open Trade Equity (Deficit)	1,123,666	98,858	—	1,222,524
U.S. Treasury Securities	15,533,863	—	—	15,533,863
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	2,735,614	9,026	—	2,744,640
Swap Contracts	—	—	8,391,414	8,391,414
U.S. Treasury Securities	3,701,890	—	—	3,701,890

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the statements of operations. Investment in unconsolidated trading company asset gains and losses (realized/unrealized) included in earnings are classified in “Change in fair value of investments in unconsolidated trading companies.” During the six months ended June 30, 2017, all identified Level 3 assets were components of the Frontier Diversified Fund, Frontier Long/Short Commodity Fund, Frontier Balanced Fund, Frontier Select Fund, and Frontier Heritage Fund.

For the Six Months Ended June 30, 2017
Swaps

		Frontier Long/Short
	Frontier Balanced Fund	Commodity Fund

Balance of recurring Level 3 assets as of January 1, 2017	$18,939,450	$4,220,468
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	63,916	(10,429)
Proceeds from collateral reduction	—	(3,600,050)
Change in ownership allocation	—	—
Transfers in and/or out of Level 3	—	—
Balance of recurring Level 3 assets as of June 30, 2017	$19,003,366	$609,989

	Frontier Diversified Fund	Frontier Heritage Fund

Balance of recurring Level 3 assets as of January 1, 2017	$8,637,847	$8,391,414
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	2,355	(624,727)
Change in ownership allocation	—	—
Transfers in and/or out of Level 3	—	—
Balance of recurring Level 3 assets as of June 30, 2017	$8,640,202	$7,766,687

For the Year Ended December 31, 2016
Swaps:

		Frontier Long/Short	Frontier
	Frontier Diversified Fund	Commodity Fund	Balanced Fund

Balance of recurring Level 3 assets as of January 1, 2016	$8,685,849	$4,332,428	$19,157,520
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—	—
Included in earnings-unrealized	(48,002)	(111,960)	(218,070)
Change in ownership allocation	—	—	—
Transfers in and/or out of Level 3	—	—	—
Balance of recurring Level 3 assets as of December 31, 2016	8,637,847	$4,220,468	$18,939,450

Frontier Heritage Fund

Balance of recurring Level 3 assets as of January 1, 2016	$7,960,268
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	431,146
Change in ownership allocation	—
Transfers in and/or out of Level 3	—
Balance of recurring Level 3 assets as of December 31, 2016	$8,391,414

Investments in Unconsolidated Trading Companies:

Frontier Select Fund

Balance of recurring Level 3 assets as of January 1, 2017	$3,147,279
Change in fair value of investments in unconsolidated trading companies	—
Change in ownership allocation	(302,891)
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of June 30, 2017	$2,844,388

Investments in Unconsolidated Trading Companies:

Frontier Select Fund

Balance of recurring Level 3 assets as of January 1, 2016	$3,933,919
Change in fair value of investments in unconsolidated trading companies	368,596
Advance on unrealized Swap Appreciation	(1,155,236)
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of December 31, 2016	$3,147,279

The Series of the Trust assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Series’ accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the six months ended June, 2017, the Trust did not transfer any assets between Levels 1, 2 or 3.

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

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at June 30, 2017:

		Frontier Long/Short	Frontier Balanced	Frontier Heritage
	Frontier Diversified Fund	Commodity Fund	Fund	Fund
Swap Contracts	$2,355	$(10,429)	$63,916	$(624,727)

Frontier
Select Fund
Investments in Unconsolidated Trading Companies	$(302,891)

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of June 30, 2017 and December 31, 2016, approximately 10.58% and 10.20%, respectively, of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain swaps and is recorded as collateral within the swap fair value within the statement of financial condition. The cash held with the counterparty is not restricted.

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

To help to reduce counterparty risk on the Series, the Managing Owner has the right to reduce the Series’ exposure and remove cash from the Series’ total return swaps with Deutsche Bank AG. This cash holding shall be in excess of $250,000, and may not exceed 40% of the Index exposure in total. Index exposure is defined as the total notional amount plus any profit. The funds are charged interest on this cash holding and any amount removed will be offset against the final settlement value of the swap. As of June 30, 2017, the Frontier Balanced Fund, the Frontier Diversified Fund, the Frontier Long/Short Commodity Fund and Frontier Heritage Fund, had $4,926,555, $2,500,000, $115,000, and $1,900,000, respectively, in cash holdings as shown in the Fund’s Statements of Financial Conditions under advance on unrealized swap appreciation, which relates to the Trading Companies’ total return swaps with Deutsche Bank AG.

The Series have invested in the following swaps as of and for the six months ended June 30, 2017:

			Frontier Long/Short Commodity
	Frontier Balanced Fund	Frontier Diversified Fund	Fund	Frontier Heritage Fund
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$13,373,629	$4,651,155	$653,610	$2,072,056
Termination Date	8/2/2018	8/2/2018	8/7/2018	3/26/2018
Cash Collateral	$9,600,000	$3,400,000	$279,950	$5,986,000
Swap Value	$9,403,366	$5,240,202	$330,039	$1,780,687
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	$63,916	$2,355	($10,429)	($624,727)
Fair Value as of 6/30/2017	$19,003,366	$8,640,202	$609,989	$7,766,687
Advance on swap appreciation	($4,926,555)	($2,500,000)	($115,000)	($1,900,000)

The Series have invested in the following swaps as of and for the year ended December 31, 2016:

			Frontier Long/Short Commodity
	Frontier Balanced Fund	Frontier Diversified Fund	Fund	Frontier Heritage Fund
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$22,580,043	$13,851,707	$1,877,692	$11,413,283
Termination Date	8/2/2018	8/2/2018	8/7/2018	3/26/2018
Cash Collateral	$9,600,000	$3,400,000	$3,880,000	$5,986,000
Swap Value	$9,339,450	$5,237,847	$340,468	$2,405,414
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	($218,070)	($48,002)	($111,960)	$431,146
Fair Value as of 12/31/2016	$18,939,450	$8,637,847	$4,220,468	$8,391,414
Advance on swap appreciation	($4,926,555)	($2,500,000)	($115,000)	($1,900,000)

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

The following table summarizes each of the Series’ investments in unconsolidated Trading and Private Investment Companies as of June 30, 2017 and December 31, 2016:

	As of June 30, 2017		As of December 31, 2016
	Percentage of		Percentage of
	Series Net		Series Net
	Assets Invested		Assets Invested
	in Unconsolidated		in Unconsolidated
	Trading and Private		Trading and Private
	Investment Companies	Fair Value	Investment Companies	Fair Value

Series

Frontier Diversified Series —
Frontier Trading Companies II and XXXVIII	9.46%	$2,526,317	7.44%	$4,201,628
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	2.51%	671,293	3.29%	1,856,786
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	3.30%	879,782	11.33%	6,399,628
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	5.61%	1,496,938	4.27%	2,412,065
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	5.06%	1,349,448	6.30%	3,558,715
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	6.87%	1,834,373	7.27%	4,103,564
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	0.87%	232,038	1.95%	1,099,207
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	14.76%	3,939,343	13.85%	7,819,114
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	11.63%	3,105,447	15.23%	8,600,401
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	1.29%	343,540	5.31%	2,996,494
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	22.56%	6,021,231	—	—

Frontier Masters Series —
Frontier Trading Companies II, XV and XXXVIII	8.33%	$1,106,108	38.79%	$6,678,106
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	6.62%	879,599	20.12%	3,455,090
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	10.25%	1,361,781	12.81%	2,198,618
Galaxy Plus Fund - TT Feeder Fund (531) LLC	18.25%	2,423,689	—	—
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24.56%	3,262,632	—	—

Frontier Long/Short Commodity Series —
Frontier Trading Company XXXVIII	0.80%	$45,947	—	—
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	5.12%	293,162	17.39%	1,610,890
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	12.89%	737,988	17.40%	1,611,845
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	31.27%	1,789,715	37.70%	3,492,407
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	26.29%	1,504,768	—	—

Frontier Balanced Series —
Frontier Trading Companies II and XXXVIII	4.70%	$2,693,806	7.25%	$5,965,331
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	3.13%	1,790,273	3.39%	2,786,543
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	4.35%	2,493,766	5.00%	4,114,892
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	4.71%	2,697,668	5.09%	4,190,798
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	9.61%	5,503,476	8.59%	7,071,313
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	1.22%	696,175	3.63%	2,989,088
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	11.64%	6,667,032	15.34%	12,623,819
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	9.18%	5,255,818	12.91%	10,626,274
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	0.40%	229,047	1.10%	902,546
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	17.79%	10,190,209	—	—

Frontier Select Series —
Frontier Trading Companies XXXVIII and XXXIX	38.59%	$2,920,866	24.33%	$3,910,866
Galaxy Plus Fund - TT Feeder Fund (531) LLC	41.12%	3,112,675	—	—

Frontier Winton Fund
Frontier Trading Company XXXVIII	3.45%	$831,492	9.96%	$4,072,450

Frontier Heritage Series —
Frontier Trading Companies II and XXXVIII	17.92%	$1,197,135	20.48%	$2,744,640

The following tables summarize each of the Series; equity in earnings from unconsolidated Trading and Private Investment Companies for six and three months ended June 30, 2017 and 2016.

		Six Months Ended June 30, 2017				Six Months Ended June, 2016
	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)

Frontier Balanced Fund —
Frontier Trading Company I, LLC	$—	—	—	$—	$(291,912)	$2,837,850	$384,155	$2,930,095
Frontier Trading Company II, LLC	(32,747)	216,451	(414,846)	(231,142)	(7,911)	3,032	798,440	793,563
Frontier Trading Company VII, LLC	—	—	—	—	(97,942)	464,066	1,509,172	1,875,296
Frontier Trading Company XXXVIII, LLC	—	—	(206,159)	(206,159)	(23,497)	(1,839,566)	(7,975)	(1,871,038)
Frontier Trading Company XXIX, LLC	—	—	—	—	(10)	7,074	—	7,064
Frontier Trading Company XIV, LLC	—	—	—	—	(1,293)	9,537	(15,937)	(7,693)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(44,764)	(387,975)	(13,621)	(446,360)	—	—	—	—
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(50,359)	148,003	(34,828)	62,816	—	—	—	—
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LLC	(370,056)	934,254	440,340	1,004,538	—	—	(473,966)	(473,966)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(97,240)	1,057,916	(443,733)	516,943	—	—	—	—
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	—	—	(758,716)	(758,716)	—	—	(76,438)	(76,438)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(1,053,253)	3,793,961	(295,887)	2,444,821	—	—	(147,819)	(147,819)
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	(144,534)	393,118	217,931	466,515	—	—	530,832	530,832
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(13,489)	658,389	(821,400)	(176,500)	—	—	—	—
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(129,934)	(453,700)	(456,590)	(1,040,224)	—	—	13,860	13,860
Total	$(1,936,376)	$6,360,417	$(2,787,509)	$1,636,532	$(422,565)	$1,481,993	$2,514,324	$3,573,756

Frontier Winton Fund —
Frontier Trading Company XXXVIII, LLC	$—	$—	$(303,217)	$(303,217)	$(14,000)	$(996,591)	$(75,348)	$(1,085,939)
Total	$—	$—	$(303,217)	$(303,217)	$(14,000)	$(996,591)	$(75,348)	$(1,085,939)

Frontier Frontier Select Fund —
Frontier Trading Company XXXIX, LLC	$—	$—	$(302,892)	$(302,892)	$(3,394)	$—	$335,581	$332,189
Frontier Trading Company XXXVIII, LLC	—	—	(61,753)	(61,753)	(537)	(61,869)	(18,230)	(80,638)
Galaxy Plus Fund - TT Feeder Fund (531) LLC	(26,272)	455,907	(960,857)	(531,222)	—	—	—	—
Total	$(26,272)	$455,907	$(1,325,502)	$(895,867)	$(3,931)	$(61,869)	$317,351	$251,551

Frontier Heritage Fund —
Frontier Trading Company II, LLC	$(61,563)	$113,582	$(165,128)	$(113,109)	$(4,236)	$4,852	$429,014	$429,630
Frontier Trading Company XXXVIII, LLC	—	—	(94,612)	(94,612)	(2,982)	(214,680)	(15,685)	(233,347)
Total	$(61,563)	$113,582	$(259,740)	$(207,721)	$(7,218)	$(209,828)	$413,329	$196,283

Frontier Long/Short Commodity Fund
Frontier Trading Company I, LLC	$—	$—	$—	$—	$(3,979)	$145,864	$32,717	$174,602
Frontier Trading Companies VII, LLC	—	—	—	—	(30,876)	(12,785)	(11,583)	(55,244)
Frontier Trading Company XXXVIII, LLC	—	—	48,430	48,430	(1,920)	156,899	(336,795)	(181,816)
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	(44,133)	(37,958)	72,625	(9,466)	—	—	250,381	250,381
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LLC	(181,134)	398,026	195,800	412,692	—	—	(387,492)	(387,492)
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(570,790)	—	—	(570,790)	—	—	(57,351)	(57,351)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(31,126)	(2,843)	(157,347)	(191,316)
Total	$(796,057)	$360,068	$316,855	$(310,450)	$(36,775)	$289,978	$(510,123)	$(256,920)

Frontier Diversified Fund —
Frontier Trading Company I, LLC	$—	$—	$—	$—	$(258,906)	$1,820,739	$(172,448)	$1,389,385
Frontier Trading Company II, LLC	(34,961)	156,232	(244,744)	(123,473)	(5,852)	8,485	603,376	606,009
Frontier Trading Company VII, LLC	—	—	—	—	(80,881)	(566,171)	2,324,104	1,677,052
Frontier Trading Company XXIII, LLC	—	—	—	—	(32,785)	(1,406,397)	97,442	(1,341,740)
Frontier Trading Company XXXVIII, LLC	—	—	(220,531)	(220,531)	(15,326)	628,128	70,786	683,588
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(38,921)	(248,929)	41,918	(245,932)	—	—	—	—
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	(52,211)	(296,825)	401,400	52,364	(8,493)	998,888	—	990,395
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(36,891)	93,200	(21,227)	35,082	—	—	—	—
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LLC	(331,447)	937,641	344,980	951,174	—	—	(1,190,428)	(1,190,428)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(71,434)	668,006	(172,286)	424,286	—	—	—	—
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	—	—	(286,484)	(286,484)	—	—	(28,777)	(28,777)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(677,949)	2,530,502	(402,647)	1,449,906	—	—	(93,547)	(93,547)
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	(145,059)	396,809	122,278	374,028	—	—	211,386	211,386
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(54,917)	1,818,085	(2,335,438)	(572,270)	—	—	1,030,807	1,030,807
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(109,401)	(281,218)	(324,689)	(715,308)	—	—	—	—
Total	$(1,553,191)	$5,773,503	$(3,097,470)	$1,122,842	$(402,243)	$1,483,672	$2,852,701	$3,934,130

Frontier Masters Fund —
Frontier Trading Company I, LLC	$—	$—	$—	$—	$(8,534)	$(318,341)	$171,763	$(155,112)
Frontier Trading Company II, LLC	25,034	91,810	(290,984)	(174,140)	(3,461)	9,446	363,470	369,455
Frontier Trading Company VII, LLC	—	—	—	—	(48,485)	(371,922)	1,208,006	787,599
Frontier Trading Company XV, LLC	(63,500)	78,115	(115,394)	(100,779)	(29,251)	287,234	1,034,834	1,292,817
Frontier Trading Company XXXVIII, LLC	—	—	(103,705)	(103,705)	(4,857)	(394,257)	(4,402)	(403,516)
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	(70,041)	(81,634)	150,438	(1,237)	—	—	456,376	456,376
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LLC	(225,164)	518,265	258,497	551,598	—	—	(710,445)	(710,445)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(33,868)	(36,872)	(273,610)	(344,350)	—	—	—	—
Galaxy Plus Fund - TT Feeder Fund (531) LLC	—	—	(621,004)	(621,004)	—	—	—	—
Total	$(367,539)	$569,684	$(995,762)	$(793,617)	$(94,588)	$(787,840)	$2,519,602	$1,637,174

		Three Months Ended June 30, 2017				Three Months Ended June, 2016
	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)

Frontier Balanced Fund —
Frontier Trading Company I, LLC	$—	$—	$—	$—	$(134,840)	$(938,212)	$1,224,098	$151,046
Frontier Trading Company II, LLC	(29,734)	(176,628)	(185,169)	(391,531)	(4,075)	(434,401)	793,481	355,005
Frontier Trading Company VII, LLC	—	—	—	—	(55,681)	245,437	(256,984)	(67,228)
Frontier Trading Company XXXVIII, LLC	—	—	(60,414)	(60,414)	(13,552)	(1,022,363)	298,598	(737,317)
Frontier Trading Company XXIX, LLC	—	—	—	—	—	—	—	—
Frontier Trading Company XIV, LLC	—	—	—	—	(1,293)	9,537	(15,937)	(7,693)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(23,364)	(222,017)	(152,905)	(398,286)	—	—	—	—
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(19,523)	82,988	(31,581)	31,884	—	—	—	—
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LLC	(103,320)	628,876	(146,626)	378,930	—	—	(473,966)	(473,966)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(46,229)	572,197	(767,626)	(241,658)	—	—	—	—
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	—	—	(313,570)	(313,570)	—	—	(76,438)	(76,438)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(84,339)	(292,686)	307,411	(69,614)	—	—	(147,819)	(147,819)
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	(59,057)	14,510	23,398	(21,149)	—	—	530,832	530,832
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(5,563)	550,360	(553,687)	(8,890)	—	—	—	—
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(111,023)	(481,169)	(477,804)	(1,069,996)	—	—	13,860	13,860
Total	$(482,152)	$676,431	$(2,358,573)	$(2,164,294)	$(209,441)	$(2,140,002)	$1,889,725	$(459,718)

Frontier Winton Fund —
Frontier Trading Company XXXVIII, LLC	$—	$—	$(21,961)	$(21,961)	$(8,315)	$(478,651)	$8,665	$(478,301)
Total	$—	$—	$(21,961)	$(21,961)	$(8,315)	$(478,651)	$8,665	$(478,301)

Frontier Frontier Select Fund —
Frontier Trading Company XXXIX, LLC	$—	$—	$(103,491)	$(103,491)	$(1,697)	$—	$(109,118)	$(110,816)
Frontier Trading Company XXXVIII, LLC	—	—	(13,395)	(13,395)	(195)	(26,387)	(14,506)	(41,088)
Galaxy Plus Fund - TT Feeder Fund (531) LLC	(26,272)	455,907	(960,857)	(531,222)
Total	$(26,272)	$455,907	$(1,077,743)	$(648,108)	$(1,892)	$(26,387)	$(123,624)	$(151,904)

Frontier Heritage Fund —
Frontier Trading Company II, LLC	$(59,981)	$(92,376)	$(45,355)	$(197,712)	$(2,170)	$(231,385)	$421,718	$188,163
Frontier Trading Company XXXVIII, LLC	—	—	(32,056)	(32,056)	(1,762)	(101,544)	2,109	(101,197)
Total	$(59,981)	$(92,376)	$(77,411)	$(229,768)	$(3,932)	$(332,929)	$423,827	$86,966

Frontier Long/Short Commodity Fund
Frontier Trading Company I, LLC	$—	$—	$—	$—	$(1,581)	$(129,687)	$124,981	$(6,287)
Frontier Trading Companies VII, LLC	—	—	—	—	(8,929)	288,560	(244,665)	34,966
Frontier Trading Company XXXVIII, LLC	—	—	48,430	48,430	(874)	(62,203)	13,269	(49,808)
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	(20,154)	(17,806)	(15,385)	(53,345)	—	—	250,381	250,381
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LLC	(70,739)	274,376	(21,965)	181,672	—	—	(387,493)	(387,493)
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	—	—	(668,936)	(668,936)			(57,351)	(57,351)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(31,126)	(2,843)	(157,347)	(191,316)	—	—	—	—
Total	$(122,019)	$253,727	$(815,203)	$(683,495)	$(11,384)	$96,670	$(300,878)	$(215,592)

Frontier Diversified Fund —
Frontier Trading Company I, LLC	$—	$—	$—	$—	$(121,692)	$(725,098)	$459,962	$(386,828)
Frontier Trading Company II, LLC	(32,754)	(131,602)	(76,660)	(241,016)	(2,990)	(318,746)	582,063	260,327
Frontier Trading Company VII, LLC	—	—	—	—	(45,661)	82,553	(170,124)	(133,232)
Frontier Trading Company XXXIX, LLC	—	—	—	—	—	—	590,395	590,395
Frontier Trading Company XVIII, LLC	—	—	—	—	(15,326)	(1,032,792)	70,786	(977,332)
Frontier Trading Company XXI, LLC	—	—	—	—	—	—	169,826	169,826
Frontier Trading Company XXIII, LLC	—	—	—	—	(15,158)	186,545	10,661	182,048
Frontier Trading Company XXXVIII, LLC	—	—	(92,697)	(92,697)	7,062	566,912	(257,668)	316,306
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(20,126)	(138,307)	(51,044)	(209,477)	—	—	—	—
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	(25,130)	(86,993)	(10,374)	(122,497)	(8,493)	998,888	—	990,395
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(15,626)	53,463	(19,659)	18,178	—	—	—	—
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LLC	(99,836)	663,148	(134,800)	428,512	—	—	(1,190,428)	(1,190,428)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(34,042)	386,453	(360,329)	(7,918)	—	—	—	—
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	—	—	(121,379)	(121,379)	—	—	(28,777)	(28,777)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(72,656)	110,541	(92,110)	(54,225)	—	—	(93,547)	(93,547)
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	(62,375)	90,549	(35,256)	(7,082)	—	—	211,386	211,386
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(21,834)	1,360,066	(1,340,399)	(2,167)	—	—	1,030,807	1,030,807
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(96,591)	(299,530)	(338,831)	(734,952)	—	—	—	—
Total	$(480,970)	$2,007,788	$(2,673,538)	$(1,146,720)	$(202,258)	$(241,738)	$1,385,342	$941,346

Frontier Masters Fund —
Frontier Trading Company I, LLC	$—	$—	$—	$—	$(3,436)	$(281,482)	$523,684	$238,766
Frontier Trading Company II, LLC	(20,155)	(75,060)	(193,825)	(289,040)	(1,752)	(186,703)	340,469	152,014
Frontier Trading Company VII, LLC	—	—	—	—	(27,697)	(9,074)	(83,101)	(119,872)
Frontier Trading Company XV, LLC	—	—	—	—	(15,852)	(646,595)	1,036,321	373,874
Frontier Trading Company XXXVIII, LLC	—	—	(27,193)	(27,193)	(2,345)	(153,097)	35,657	(119,787)
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	(32,726)	(38,744)	(37,054)	(108,524)	—	—	456,376	456,376
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LLC	(85,746)	349,249	(38,302)	225,201	—	—	(710,445)	(710,445)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(33,868)	(36,872)	(273,610)	(344,350)	—	—	—	—
Galaxy Plus Fund - TT Feeder Fund (531) LLC	—	—	(621,004)	(621,004)	—	—	—	—
Total	$(172,495)	$198,573	$(1,190,988)	$(1,164,910)	$(51,082)	$(1,276,951)	$1,598,961	$270,926

The Series investments in private investment companies have certain redemption and liquidity restrictions which are described in the following table:

	Redemptions	Redemptions	Liquidity
	Notice Period	Permitted	Restrictions
Frontier Diversified Fund
Multi-Strategy
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	24 hours	Daily	None
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None
Option Trading
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	24 hours	Daily	None

Frontier Masters Fund
Trend Following
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	24 hours	Daily	None
Galaxy Plus Fund - TT Feeder Fund (531) LLC	24 hours	Weekly	None
Multi-Strategy
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None

Frontier Long/Short Commodity Fund
Trend Following
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	24 hours	Daily	None
Multi-Strategy
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	24 hours	Daily	None
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None

Frontier Balanced Fund
Multi-Strategy
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	24 hours	Daily	None
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None
Option Trading
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	24 hours	Daily	None

Frontier Select Fund
Trend Following
Galaxy Plus Fund - TT Feeder Fund (531) LLC	24 hours	Weekly	None

6.	Transactions with Affiliates

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

The management fee as a percentage of the applicable Series’ nominal assets will be greater than the percentage of the applicable Series’s net asset value to the extent that the nominal assets of the series exceeds its net asset value. The Managing Owner expects that the nominal assets of each Series will generally be maintained at a level in excess of the net asset value of such Series and such excess may be substantial to the extent the managing owner deems necessary to achieve the desired level of volatility.

Trading Fees—In connection with each Series’ trading activities, from January 1, 2016 through October 23, 2016, the Frontier Balanced Fund, Frontier Select Fund, Frontier Winton Fund and Frontier Heritage Fund paid to the Managing Owner a trading fee, or FCM Fee, of up to 0.75% per annum of such Series’ NAV, calculated daily; thereafter each of the Series pays to the Managing Owner a FCM Fee of up to 2.25% per annum of nominal assets (excluding swap nominal) allocated to the trading advisors, including through investments in commodity pools available on the Galaxy Plus Platform, and any reference programs of the applicable Series. From January 1, 2016 through April 28, 2016, the Frontier Diversified Fund, Frontier Long/Short Commodity Fund and Frontier Masters Fund paid to the Managing Owner a FCM Fee of up to 2.25% and a custodial/due diligence fee of 0.12% of such Series’ NAV, calculated daily; thereafter each of such Series pays to the Managing Owner a FCM Fee of up to 2.25% of nominal assets allocated to the trading advisors, including through investments in commodity pools available on the Galaxy Plus Platform, and a custodial/due diligence fee of 0.12% of such Series’ NAV, calculated daily.

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

The following table summarizes fees earned by the Managing Owner for the six months ended June 30, 2017 and 2016:

Three Months Ended June 30, 2017

	Incentive Fees	Management Fees	Service Fees	Trading Fees
Frontier Diversified Fund	$—	$27,784	$41,352	$466,107
Frontier Masters Fund	—	58,094	24,160	186,409
Frontier Long/Short Commodity Fund	(87,670)	—	3,510	66,308
Frontier Balanced Fund	—	38,058	384,415	623,456
Frontier Select Fund	—	26,454	60,437	49,223
Frontier Winton Fund	—	265,095	126,462	154,026
Frontier Heritage Fund	—	58,866	48,692	63,757

Three Months Ended June 30, 2016

	Incentive Fees	Management Fees	Service Fees	Trading Fees
Frontier Diversified Fund	$131,219	$177,249	$59,301	$349,658
Frontier Masters Fund	15,801	120,462	36,877	121,827
Frontier Long/Short Commodity Fund	—	47,367	12,542	43,982
Frontier Balanced Fund	489,916	164,553	450,955	143,669
Frontier Select Fund	15,881	67,902	85,705	24,122
Frontier Winton Fund	—	265,095	169,823	64,892
Frontier Heritage Fund	—	60,698	63,757	17,962

Six Months Ended June 30, 2017

	Incentive Fees	Management Fees	Service Fees	Trading Fees
Frontier Diversified Fund	$(63,508)	$55,742	$86,185	$932,781
Frontier Masters Fund	—	143,323	52,934	376,584
Frontier Long/Short Commodity Fund	(87,670)	—	10,971	143,093
Frontier Balanced Fund	—	76,537	783,275	1,163,171
Frontier Select Fund	—	82,629	129,768	98,267
Frontier Winton Fund	(49,790)	489,086	269,091	303,364
Frontier Heritage Fund	(4,603)	117,858	100,787	109,257

Six Months Ended June 30, 2016

	Incentive Fees	Management Fees	Service Fees	Trading Fees
Frontier Diversified Fund	$1,052,255	$416,096	$135,479	$706,366
Frontier Masters Fund	242,029	282,097	84,012	260,171
Frontier Long/Short Commodity Fund	134,601	185,913	33,573	93,601
Frontier Balanced Fund	1,425,533	398,578	935,027	316,458
Frontier Select Fund	39,867	138,723	179,149	50,302
Frontier Winton Fund	99,067	540,915	349,678	133,216
Frontier Heritage Fund	9,072	123,719	131,426	40,676

The following table summarizes fees payable to the Managing Owner as of June 30, 2017 and December 31, 2016.

As of June 30, 2017

	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees
Frontier Diversified Fund	$—	$—	$—	$61,852	$145,020
Frontier Masters Fund	—	—	—	14,211	56,704
Frontier Long/Short Commodity Fund	—	—	3,091	1,591	20,034
Frontier Balanced Fund	—	3,817	184,466	116,539	198,617
Frontier Select Fund	—	—	3,276	18,069	15,892
Frontier Winton Fund	—	244,083	37,136	50,609	69,931
Frontier Heritage Fund	—	—	3,756	9,157	16,830

As of December 31, 2016

	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees
Frontier Diversified Fund	$—	$23,496	$—	$15,193	$147,183
Frontier Masters Fund	—	50,174	—	9,037	57,890
Frontier Long/Short Commodity Fund	—	—	—	3,542	23,478
Frontier Balanced Fund	—	25,217	21,606	129,956	203,324
Frontier Select Fund	—	21,219	3,518	25,966	1,829
Frontier Winton Fund	—	256,824	30,730	39,370	55,142
Frontier Heritage Fund	—	56,501	7,420	16,457	17,953

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

The following table outlines the interest paid by each Series to the Managing Owner and its ratio to average net assets for the three and six months ended June 30, 2017 and 2016:

Three Months Ended
	6/30/2017	6/30/2016	6/30/2017	6/30/2016
			Ratio to
			Average	Ratio to
	Gross Amount Paid to the	Gross Amount Paid to	Net	Average
	Managing Owner	the Managing Owner	Assets	Net Assets

Equinox Frontier Diversified Fund Class 1	$—	$1,188	0.01%	0.01%
Equinox Frontier Diversified Fund Class 2	—	5,454	0.01%	0.01%
Equinox Frontier Diversified Fund Class 3	—	1,837	0.02%	0.02%
Equinox Frontier Masters Fund Class 1	—	797	0.01%	0.01%
Equinox Frontier Masters Fund Class 2	—	775	0.01%	0.01%
Equinox Frontier Masters Fund Class 3	—	798	0.01%	0.01%
Equinox Frontier Long/Short Commodity Fund Class 2	228	85	0.05%	0.01%
Equinox Frontier Long/Short Commodity Fund Class 3	1,842	407	0.05%	0.01%
Equinox Frontier Long/Short Commodity Fund Class 1a	(0)	291	0.00%	0.01%
Equinox Frontier Long/Short Commodity Fund Class 2a	(0)	104	0.00%	0.01%
Equinox Frontier Long/Short Commodity Fund Class 3a	0	47	0.00%	0.01%
Equinox Frontier Balanced Fund Class 1	155,792	148,636	0.30%	0.24%
Equinox Frontier Balanced Fund Class 1AP	2,005	1,659	0.33%	0.01%
Equinox Frontier Balanced Fund Class 2	38,500	53,414	0.18%	0.23%
Equinox Frontier Balanced Fund Class 2a	493	273	0.08%	0.05%
Equinox Frontier Balanced Fund Class 3a	1,204	1,203	0.07%	0.05%
Equinox Frontier Select Fund Class 1	10,569	3,173	0.13%	0.03%
Equinox Frontier Select Fund Class 1AP	31	14	0.13%	0.00%
Equinox Frontier Select Fund Class 2	1,690	383	0.13%	0.03%
Equinox Frontier Winton Fund Class 1	(38,915)	84,303	-0.23%	0.36%
Equinox Frontier Winton Fund Class 1AP	(116)	137	-0.33%	0.00%
Equinox Frontier Winton Fund Class 2	(35,722)	43,889	-0.32%	0.36%
Equinox Frontier Heritage Fund Class 1	11,940	20,282	0.18%	0.23%
Equinox Frontier Heritage Fund Class 1AP	10	108	0.18%	0.00%
Equinox Frontier Heritage Fund Class 2	3,498	6,913	0.19%	0.23%

Total	$153,048	$376,170

Six Months Ended
	6/30/2017	6/30/2016	6/30/2017	6/30/2016
	Gross	Gross
	Amount	Amount Paid	Ratio to	Ratio to
	Paid to the	to the	Average Net	Average
	Managing	Managing	Assets	Net Assets

Equinox Frontier Diversified Fund Class 1	$(3,860)	$7,806	-0.09%	0.08%
Equinox Frontier Diversified Fund Class 2	(19,555)	29,461	-0.05%	0.08%
Equinox Frontier Diversified Fund Class 3	(7,071)	9,208	-0.05%	0.08%
Equinox Frontier Masters Fund Class 1	(4,674)	5,968	-0.10%	0.08%
Equinox Frontier Masters Fund Class 2	(4,780)	5,754	-0.09%	0.08%
Equinox Frontier Masters Fund Class 3	(5,338)	4,993	-0.08%	0.07%
Equinox Frontier Long/Short Commodity Fund Class 2	132	529	0.02%	0.06%
Equinox Frontier Long/Short Commodity Fund Class 3	1,277	2,975	0.03%	0.05%
Equinox Frontier Long/Short Commodity Fund Class 1a	533	2,069	0.05%	0.05%
Equinox Frontier Long/Short Commodity Fund Class 2a	233	679	0.03%	0.06%
Equinox Frontier Long/Short Commodity Fund Class 3a	189	424	0.01%	0.05%
Equinox Frontier Balanced Fund Class 1	190,384	338,243	0.36%	0.54%
Equinox Frontier Balanced Fund Class 1AP	2,416	3,856	0.38%	0.02%
Equinox Frontier Balanced Fund Class 2	52,569	123,177	0.24%	0.54%
Equinox Frontier Balanced Fund Class 2a	571	611	0.10%	0.11%
Equinox Frontier Balanced Fund Class 3a	1,452	2,701	0.09%	0.11%
Equinox Frontier Select Fund Class 1	23,654	13,062	0.27%	0.11%
Equinox Frontier Select Fund Class 1AP	67	54	0.27%	0.00%
Equinox Frontier Select Fund Class 2	3,609	1,534	0.27%	0.11%
Equinox Frontier Winton Fund Class 1	12,162	189,090	0.07%	0.81%
Equinox Frontier Winton Fund Class 1AP	(24)	305	-0.07%	0.01%
Equinox Frontier Winton Fund Class 2	(6,078)	98,658	-0.05%	0.81%
Equinox Frontier Heritage Fund Class 1	26,122	45,755	0.38%	0.52%
Equinox Frontier Heritage Fund Class 1AP	21	283	0.37%	0.01%
Equinox Frontier Heritage Fund Class 2	8,742	15,461	0.39%	0.52%

Total	$272,752	$902,656

7.	Financial Highlights

The following information presents the financial highlights of the Trust, with respect to the Series, for the three and six months ended June 30, 2017 and 2016.

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 1a	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, March 31, 2017	$119.31	$136.74	$126.88	$113.10	$129.65	$120.78	$95.00	$133.17	$109.48	$134.87	$111.98
Net operating results:
Interest income	0.06	0.06	0.06	0.14	0.16	0.15	0.00	0.00	0.00	0.00	0.00
Expenses	(2.43)	(1.33)	(1.23)	(2.41)	(2.04)	(1.90)	(0.57)	(0.07)	(0.06)	(0.07)	(0.06)
Net gain/(loss) on investments, net of non-controlling interests	(5.21)	(6.86)	(6.29)	(8.44)	(9.87)	(9.13)	(10.80)	(16.73)	(14.03)	(12.74)	(12.16)
Net income/(loss)	(7.58)	(8.12)	(7.46)	(10.71)	(11.75)	(10.88)	(11.37)	(16.80)	(14.09)	(12.81)	(12.22)
Net asset value, June 30, 2017	$111.73	$128.62	$119.42	$102.39	$117.90	$109.90	$83.63	$116.37	$95.39	$122.06	$99.76

Ratios to average net assets (3)
Net investment income/(loss)	-7.96%	-3.68%	-3.68%	-8.22%	-5.93%	-5.93%	-6.42%	-4.12%	-4.12%	-4.12%	-4.12%
Expenses before incentive fees (rebate) (4)(5)	8.15%	3.87%	3.87%	8.72%	6.43%	6.43%	7.71%	5.42%	5.42%	5.42%	5.42%
Expenses after incentive fees (rebate) (4)(5)	8.15%	3.87%	3.87%	8.72%	6.43%	6.43%	6.42%	4.12%	4.12%	4.12%	4.12%
Total return before incentive fees (rebate) (2)	-6.35%	-5.94%	-5.88%	-9.47%	-9.06%	-9.01%	-13.27%	-13.91%	-14.17%	-10.80%	-12.21%
Total return after incentive fees (rebate) (2)	-6.35%	-5.94%	-5.88%	-9.47%	-9.06%	-9.01%	-11.97%	-12.62%	-12.87%	-9.50%	-10.91%

	Frontier Balanced Fund						Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a		Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, March 31, 2017	$137.81	$149.29	$200.81	$174.17	$173.59		$89.88	$97.27	$129.20
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00		0.00	0.00	0.00
Expenses	(2.60)	(1.70)	(2.29)	(1.99)	(1.98)		(1.29)	(0.70)	(0.94)
Net gain/(loss) on investments, net of non-controlling interests	(5.37)	(5.88)	(7.90)	(6.41)	(6.39)		(9.80)	(10.67)	(14.15)
Net income/(loss)	(7.97)	(7.58)	(10.19)	(8.40)	(8.37)		(11.09)	(11.37)	(15.09)
Net asset value, June 30, 2017	$129.84	$141.71	$190.62	$165.77	$165.22		$78.79	$85.90	$114.11

Ratios to average net assets (3)
Net investment income/(loss)	-7.57%	-4.56%	-4.56%	-4.56%	-4.56%		-6.03%	-3.02%	-3.02%
Expenses before incentive fees (rebate) (4)(5)	7.57%	4.56%	4.56%	4.56%	4.56%		6.03%	3.02%	3.02%
Expenses after incentive fees (rebate) (4)(5)	7.57%	4.56%	4.56%	4.56%	4.56%		6.03%	3.02%	3.02%
Total return before incentive fees (rebate) (2)	-5.78%	-5.08%	-5.07%	-4.82%	-4.82%		-12.34%	-11.69%	-11.68%
Total return after incentive fees (rebate) (2)	-5.78%	-5.08%	-5.07%	-4.82%	-4.82%		-12.34%	-11.69%	-11.68%

	Frontier Winton Fund			Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, March 31, 2017	$152.93	$165.26	$210.30	$115.22	$125.64	$167.02
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(3.38)	(2.45)	(3.12)	(2.36)	(1.64)	(2.19)
Net gain/(loss) on investments, net of non-controlling interests	(5.46)	(5.55)	(7.52)	(3.88)	(5.06)	(5.66)
Net income/(loss)	(8.84)	(8.00)	(10.64)	(6.24)	(6.70)	(7.85)
Net asset value, June 30, 2017	$144.09	$157.26	$199.66	$108.98	$118.94	$159.17

Ratios to average net assets (3)
Net investment income/(loss)	-9.06%	-6.05%	-6.05%	-8.32%	-5.32%	-5.32%
Expenses before incentive fees (rebate) (4)(5)	9.06%	6.05%	6.05%	8.32%	5.32%	5.32%
Expenses after incentive fees (rebate) (4)(5)	9.06%	6.05%	6.05%	8.32%	5.32%	5.32%
Total return before incentive fees (rebate) (2)	-5.78%	-4.84%	-5.06%	-5.42%	-5.33%	-4.70%
Total return after incentive fees (rebate) (2)	-5.78%	-4.84%	-5.06%	-5.42%	-5.33%	-4.70%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

(3)	Annualized with the exception of incentive fees.

(4)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

(5)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees are included in the total return.

	Equinox Frontier Diversified Fund			Equinox Frontier Masters Fund			Equinox Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 2	Class 3	Class 1a	Class 2a	Class 3a
Per unit operating performance (1)
Net asset value, March 31, 2016	$118.43	$133.44	$123.50	$119.01	$134.07	$124.59	$129.50	$129.53	$92.55	$104.16	$104.89
Net operating results:
Interest income	0.26	0.29	0.27	0.21	0.23	0.22	0.16	0.16	0.11	0.13	0.13
Expenses	(2.21)	(1.52)	(1.41)	(2.12)	(1.68)	(1.56)	(1.07)	(1.06)	(1.09)	(0.86)	(0.86)
Net gain/(loss) on investments, net of non-controlling interests	1.58	1.40	1.37	2.75	2.98	2.84	1.96	1.82	1.39	1.83	1.46
Net income/(loss)	(0.37)	0.17	0.23	0.84	1.54	1.50	1.05	0.92	0.40	1.10	0.73
Net asset value, June 30, 2016	$118.06	$133.61	$123.73	$119.85	$135.61	$126.09	$130.55	$130.45	$92.95	$105.26	$105.62

Ratios to average net assets (3)
Net investment income/(loss)	-6.08%	-3.07%	-3.07%	-6.51%	-4.27%	-4.27%	-2.73%	-2.73%	-4.15%	-2.73%	-2.73%
Expenses before incentive fees (rebate) (4)(5)	6.74%	3.74%	3.74%	7.16%	4.92%	4.92%	3.22%	3.22%	4.64%	3.22%	3.22%
Expenses after incentive fees (rebate) (4)(5)	6.97%	3.97%	3.97%	7.24%	5.00%	5.00%	3.22%	3.22%	4.64%	3.22%	3.22%
Total return before incentive fees (rebate) (2)	-0.08%	0.36%	0.42%	0.79%	1.23%	1.28%	0.81%	0.71%	0.43%	1.06%	0.70%
Total return after incentive fees (rebate) (2)	-0.31%	0.13%	0.19%	0.71%	1.15%	1.20%	0.81%	0.71%	0.43%	1.06%	0.70%

	Equinox Frontier Balanced Fund						Equinox Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a		Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, March 31, 2016	$132.18	$138.97	$186.92	$161.49	$160.96		$99.40	$104.50	$138.68
Net operating results:
Interest income	0.01	0.01	0.01	0.01	0.01		0.00	0.00	0.00
Expenses	(2.15)	(1.26)	(1.70)	(1.47)	(1.46)		(1.47)	(0.82)	(1.09)
Net gain/(loss) on investments, net of non-controlling interests	0.46	0.51	0.69	0.91	0.90		0.19	0.25	0.33
Net income/(loss)	(1.68)	(0.74)	(1.00)	(0.55)	(0.55)		(1.28)	(0.57)	(0.76)
Net asset value, June 30, 2016	$130.50	$138.23	$185.92	$160.94	$160.41		$98.12	$103.93	$137.92

Ratios to average net assets (3)
Net investment income/(loss)	-4.93%	-1.97%	-1.97%	-1.97%	-1.97%		-5.97%	-2.98%	-2.98%
Expenses before incentive fees (rebate) (4)(5)	4.39%	1.44%	1.44%	1.44%	1.44%		5.85%	2.85%	2.85%
Expenses after incentive fees (rebate) (4)(5)	4.96%	2.00%	2.00%	2.00%	2.00%		5.97%	2.98%	2.98%
Total return before incentive fees (rebate) (2)	-0.71%	0.03%	0.03%	0.22%	0.22%		-1.16%	-0.42%	-0.43%
Total return after incentive fees (rebate) (2)	-1.27%	-0.53%	-0.53%	-0.34%	-0.34%		-1.29%	-0.55%	-0.55%

	Equinox Frontier Winton Fund			Equinox Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, March 31, 2016	$169.18	$177.86	$225.82	$130.76	$137.47	$183.97
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(2.79)	(1.65)	(2.09)	(1.84)	(0.95)	(1.27)
Net gain/(loss) on investments, net of non-controlling interests	5.14	5.47	6.94	0.85	0.93	1.24
Net income/(loss)	2.35	3.82	4.85	(0.99)	(0.02)	(0.03)
Net asset value, June 30, 2016	$171.53	$181.68	$230.67	$129.77	$137.45	$183.94

Ratios to average net assets (3)
Net investment income/(loss)	-6.80%	-3.80%	-3.80%	-5.86%	-2.86%	-2.86%
Expenses before incentive fees (rebate) (4)(5)	6.80%	3.80%	3.80%	5.86%	2.86%	2.86%
Expenses after incentive fees (rebate) (4)(5)	6.80%	3.80%	3.80%	5.86%	2.86%	2.86%
Total return before incentive fees (rebate) (2)	1.39%	2.15%	2.15%	-0.76%	-0.01%	-0.02%
Total return after incentive fees (rebate) (2)	1.39%	2.15%	2.15%	-0.76%	-0.01%	-0.02%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

(3)	Annualized with the exception of incentive fees.

(4)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

(5)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees are included in the total return.

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 1a	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2016	$116.43	$132.94	$123.27	$112.80	$128.78	$119.89	$92.78	$129.56	$105.67	$130.80	$107.50
Net operating results:
Interest income	0.22	0.25	0.23	0.41	0.47	0.44	0.01	0.00	0.00	0.00	0.00
Expenses	(4.50)	(2.34)	(2.17)	(4.88)	(4.15)	(3.86)	(2.00)	(1.35)	(1.11)	(1.36)	(1.12)
Net gain/(loss) on investments, net of non-controlling interests	(0.42)	(2.23)	(1.91)	(5.94)	(7.20)	(6.57)	(7.16)	(11.86)	(9.17)	(7.38)	(6.62)
Net income/(loss)	(4.70)	(4.32)	(3.85)	(10.41)	(10.88)	(9.99)	(9.15)	(13.21)	(10.28)	(8.74)	(7.74)
Net asset value, June 30, 2017	$111.73	$128.62	$119.42	$102.39	$117.90	$109.90	$83.63	$116.35	$95.39	$122.06	$99.76

Ratios to average net assets (3)
Net investment income/(loss)	-7.39%	-3.22%	-3.22%	-7.97%	-5.72%	-5.72%	-5.40%	-3.21%	-3.21%	-3.21%	-3.21%
Expenses before incentive fees (rebate) (4)(5)	7.87%	3.70%	3.70%	8.70%	6.45%	6.45%	6.52%	4.33%	4.33%	4.33%	4.33%
Expenses after incentive fees (rebate) (4)(5)	7.75%	3.58%	3.58%	8.70%	6.45%	6.45%	5.40%	3.21%	3.21%	3.21%	3.21%
Total return before incentive fees (rebate) (2)	-4.15%	-3.37%	-3.24%	-9.23%	-8.45%	-8.33%	-10.98%	-11.32%	-10.85%	-7.80%	-8.32%
Total return after incentive fees (rebate) (2)	-4.04%	-3.25%	-3.12%	-9.23%	-8.45%	-8.33%	-9.86%	-10.20%	-9.73%	-6.68%	-7.20%

	Frontier Balanced Fund						Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a		Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2016	$134.80	$144.97	$194.99	$169.05	$168.49		$94.06	$101.16	$134.25
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00		0.00	0.00	0.00
Expenses	(4.54)	(2.73)	(3.68)	(3.20)	(3.18)		(2.92)	(1.73)	(2.30)
Net gain/(loss) on investments, net of non-controlling interests	(0.42)	(0.53)	(0.69)	(0.08)	(0.09)		(12.35)	(13.53)	(17.84)
Net income/(loss)	(4.96)	(3.26)	(4.37)	(3.28)	(3.27)		(15.27)	(15.26)	(20.14)
Net asset value, June 30, 2017	$129.84	$141.71	$190.62	$165.77	$165.22		$78.79	$85.90	$114.11

Ratios to average net assets (3)
Net investment income/(loss)	-6.69%	-3.72%	-3.72%	-3.72%	-3.72%		-6.58%	-3.61%	-3.61%
Expenses before incentive fees (rebate) (4)(5)	6.69%	3.72%	3.72%	3.72%	3.72%		6.58%	3.61%	3.61%
Expenses after incentive fees (rebate) (4)(5)	6.69%	3.72%	3.72%	3.72%	3.72%		6.58%	3.61%	3.61%
Total return before incentive fees (rebate) (2)	-3.68%	-2.25%	-2.24%	-1.94%	-1.94%		-16.23%	-15.09%	-15.00%
Total return after incentive fees (rebate) (2)	-3.68%	-2.25%	-2.24%	-1.94%	-1.94%		-16.23%	-15.09%	-15.00%

	Frontier Winton Fund			Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2016	$154.51	$166.17	$210.98	$119.58	$128.60	$172.10
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(6.43)	(4.54)	(5.77)	(4.57)	(3.10)	(4.16)
Net gain/(loss) on investments, net of non-controlling interests	(3.99)	(4.37)	(5.55)	(6.03)	(6.56)	(8.76)
Net income/(loss)	(10.42)	(8.91)	(11.32)	(10.60)	(9.66)	(12.92)
Net asset value, June 30, 2017	$144.09	$157.26	$199.66	$108.98	$118.94	$159.18

Ratios to average net assets (3)
Net investment income/(loss)	-8.71%	-5.75%	-5.75%	-8.00%	-5.03%	-5.03%
Expenses before incentive fees (rebate) (4)(5)	8.88%	5.91%	5.91%	8.05%	5.08%	5.08%
Expenses after incentive fees (rebate) (4)(5)	8.71%	5.75%	5.75%	8.00%	5.03%	5.03%
Total return before incentive fees (rebate) (2)	-6.91%	-5.53%	-5.53%	-8.92%	-7.56%	-7.56%
Total return after incentive fees (rebate) (2)	-6.74%	-5.36%	-5.37%	-8.86%	-7.51%	-7.51%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

(3)	Annualized with the exception of incentive fees.

(4)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

(5)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees are included in the total return.

	Equinox Frontier Diversified Fund			Equinox Frontier Masters Fund			Equinox Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 2	Class 3	Class 1a	Class 2a	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2015	$115.52	$129.60	$119.87	$112.87	$126.60	$117.57	$132.10	$132.14	$94.76	$106.19	$106.86
Net operating results:
Interest income	0.57	0.64	0.59	0.51	0.57	0.53	0.40	0.40	0.29	0.32	0.33
Expenses	(6.16)	(4.96)	(4.58)	(5.56)	(4.79)	(4.44)	(4.52)	(4.50)	(4.07)	(3.63)	(3.64)
Net gain/(loss) on investments, net of non-controlling interests	8.13	8.33	7.85	12.03	13.23	12.43	2.57	2.41	1.97	2.38	2.06
Net income/(loss)	2.54	4.01	3.86	6.98	9.01	8.52	(1.55)	(1.69)	(1.81)	(0.93)	(1.24)
Net asset value, June 30, 2016	$118.06	$133.61	$123.73	$119.85	$135.61	$126.09	$130.55	$130.45	$92.95	$105.26	$105.62

Ratios to average net assets (3)
Net investment income/(loss)	-7.66%	-4.70%	-4.70%	-7.56%	-5.31%	-5.31%	-5.04%	-5.04%	-6.82%	-5.04%	-4.96%
Expenses before incentive fees (rebate) (4)(5)	6.83%	3.87%	3.87%	7.31%	5.06%	5.06%	4.54%	4.54%	6.32%	4.54%	4.38%
Expenses after incentive fees (rebate) (4)(5)	8.63%	5.66%	5.66%	8.43%	6.18%	6.18%	5.65%	5.65%	7.43%	5.65%	5.57%
Total return before incentive fees (rebate) (2)	3.99%	4.89%	5.02%	7.30%	8.24%	8.37%	-0.07%	-0.17%	-0.80%	0.23%	0.03%
Total return after incentive fees (rebate) (2)	2.20%	3.09%	3.22%	6.18%	7.12%	7.25%	-1.17%	-1.28%	-1.91%	-0.88%	-1.16%

	Equinox Frontier Balanced Fund						Equinox Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a		Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2015	$128.03	$133.59	$179.69	$154.88	$154.37		$90.35	$94.28	$125.11
Net operating results:
Interest income	0.02	0.02	0.03	0.03	0.01		0.00	0.00	0.00
Expenses	(4.72)	(4.27)	(5.74)	(4.96)	(4.94)		(3.05)	(1.71)	(2.27)
Net gain/(loss) on investments, net of non-controlling interests	7.17	8.89	11.94	10.98	10.98		10.82	11.36	15.08
Net income/(loss)	2.47	4.64	6.23	6.06	6.04		7.77	9.65	12.81
Net asset value, June 30, 2016	$130.50	$138.23	$185.92	$160.94	$160.41		$98.12	$103.93	$137.92

Ratios to average net assets (3)
Net investment income/(loss)	-5.57%	-4.56%	-4.56%	-4.56%	-4.56%		-6.13%	-3.12%	-3.12%
Expenses before incentive fees (rebate) (4)(5)	4.02%	3.00%	3.00%	3.00%	3.00%		5.84%	2.83%	2.83%
Expenses after incentive fees (rebate) (4)(5)	5.60%	4.59%	4.59%	4.59%	4.59%		6.13%	3.12%	3.12%
Total return before incentive fees (rebate) (2)	3.52%	5.06%	5.06%	5.50%	5.50%		8.90%	10.53%	10.53%
Total return after incentive fees (rebate) (2)	1.93%	3.47%	3.47%	3.91%	3.91%		8.60%	10.24%	10.24%

	Equinox Frontier Winton Fund			Equinox Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2015	$164.17	$171.31	$217.51	$124.27	$129.67	$173.54
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(6.16)	(3.84)	(4.87)	(3.86)	(2.03)	(2.72)
Net gain/(loss) on investments, net of non-controlling interests	13.52	14.21	18.03	9.36	9.81	13.12
Net income/(loss)	7.36	10.37	13.16	5.50	7.78	10.40
Net asset value, June 30, 2016	$171.53	$181.68	$230.67	$129.77	$137.45	$183.94

Ratios to average net assets (3)
Net investment income/(loss)	-7.09%	-4.08%	-4.08%	-5.94%	-2.94%	-2.94%
Expenses before incentive fees (rebate) (4)(5)	6.81%	3.81%	3.81%	5.87%	2.86%	2.86%
Expenses after incentive fees (rebate) (4)(5)	7.09%	4.08%	4.08%	5.94%	2.94%	2.94%
Total return before incentive fees (rebate) (2)	4.76%	6.33%	6.33%	4.50%	6.08%	6.07%
Total return after incentive fees (rebate) (2)	4.48%	6.05%	6.05%	4.43%	6.00%	5.99%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

(3)	Annualized with the exception of incentive fees.

(4)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

(5)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees are included in the total return.

8.	Derivative Instruments and Hedging Activities

The Series’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Series do not enter into or hold positions for hedging purposes as defined under ASC 815, Derivatives and Hedging (“ASC 815”). The detail of the fair value of the Series’ derivatives by instrument types as of June 30, 2017 and December 31, 2016 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to each Series’ position in swap contracts.

The following tables summarize the monthly averages of forwards, options and futures contracts bought and sold for each respective Series of the Trust:

For the Three Months Ended June 30, 2017

Monthly average contracts
	Bought	Sold

Frontier Balanced Fund	1,553	1,494
Frontier Select Fund	4,296	4,510
Frontier Winton Fund	2,460	2,301

For the Three Months Ended June 30, 2016

Monthly average contracts
	Bought	Sold

Frontier Long/Short Commodity Fund	10	4
Frontier Balanced Fund	699	755
Frontier Select Fund	1,081	1,052

For the Six Months Ended June 30, 2017

Monthly average contracts
	Bought	Sold

Frontier Balanced Fund	1,509	1,452
Frontier Select Fund	4,690	4,675
Frontier Winton Fund	2,327	2,229

For the Six Months Ended June 30, 2016

Monthly average contracts
	Bought	Sold

Frontier Long/Short Commodity Fund	10	4
Frontier Balanced Fund	1,793	1,844
Frontier Select Fund	1,653	1,561

The following tables summarize the trading revenues for the three and six months ended June 30, 2017 and 2016 by sector:

Realized Trading Revenue from Futures, Forwards and Options
for the Three Months Ended June 30, 2017

	Frontier Balanced	Frontier Select	Frontier Winton
Type of contract	Fund	Fund	Fund

Metals	$(63,053)	$(147,874)	$(359,840)
Currencies	(5,207)	(421,861)	(1,716,226)
Energies	62,147	(323,598)	(689,356)
Agriculturals	(64,480)	343,408	804,031
Interest rates	(265,202)	(248,354)	(1,051,063)
Stock indices	60,738	(70,118)	2,034,547
Realized trading income/(loss)(1)	$(275,058)	$(868,397)	$(977,909)

Realized Trading Revenue from Futures, Forwards and Options
for the Three Months Ended June 30, 2016
				Frontier
	Frontier Balanced	Frontier Select	Frontier Winton	Long/Short
Type of contract	Fund	Fund	Fund	Commodity Fund

Metals	$5,695	$(163,523)	$(126,926)	$(34,888)
Currencies	151,844	(351,486)	(236,530)	—
Energies	(575,160)	(317,683)	(890,237)	62,750
Agriculturals	(78,678)	(82,341)	(501,177)	(118,076)
Interest rates	1,771,240	(48,214)	624,080	—
Stock indices	(194,234)	(433,894)	(1,353,881)	—
Realized trading income/(loss)(1)	$1,080,707	$(1,397,141)	$(2,484,671)	$(90,214)

Realized Trading Revenue from Futures, Forwards and Options
for the Six Months Ended June 30, 2017

	Frontier Balanced	Frontier Select	Frontier Winton
Type of contract	Fund	Fund	Fund

Metals	$(77,540)	$(145,043)	$(1,062,314)
Currencies	(180,216)	(126,404)	(1,518,210)
Energies	36,154	(516,253)	(1,287,287)
Agriculturals	(253,991)	27,824	706,552
Interest rates	(452,270)	(768,438)	(1,171,158)
Stock indices	276,695	832,876	5,661,844
Realized trading income/(loss)(1)	$(651,169)	$(695,436)	$1,329,426

Realized Trading Revenue from Futures, Forwards and Options
for the Six Months Ended June 30, 2016
				Frontier
	Frontier Balanced	Frontier Select	Frontier Winton	Long/Short
Type of contract	Fund	Fund	Fund	Commodity Fund

Metals	$35,815	$(272,332)	$(1,443,549)	$(34,888)
Currencies	(203,648)	(323,355)	(325,654)	—
Energies	(275,631)	739,601	4,556	62,750
Agriculturals	(123,427)	(221,835)	(262,057)	(118,076)
Interest rates	5,401,969	1,303,391	4,096,944	—
Stock indices	(2,136,813)	(606,137)	(2,026,188)	—
Realized trading income/(loss)(1)	$2,698,265	$619,333	$44,052	$(90,214)

(1)	Amounts recorded in the Statements of Operations under Net realized gain/(loss) on futures, forwards, and options

Unrealized Trading Revenue from Futures, Forwards and Options for the Three Months Ended June 30, 2017

	Equinox Frontier	Equinox Frontier	Equinox Frontier
Type of contract	Balanced Fund	Select Fund	Winton Fund

Metals	$(52,828)	$(9,063)	$(136,499)
Currencies	(96,958)	(262,703)	120,082
Energies	10,716	104,687	(137,899)
Agriculturals	(153,701)	(146,505)	(277,228)
Interest rates	85,379	(63,344)	(166,541)
Stock indices	(42,702)	502,819	(410,552)
Change in unrealized trading income/(loss)(1)	$(250,095)	$125,890	$(1,008,635)

Unrealized Trading Revenue from Futures, Forwards and Options for the Three Months Ended June 30, 2016
				Frontier
	Frontier Balanced	Frontier Select	Frontier Winton	Long/Short
Type of contract	Fund	Fund	Fund	Commodity Fund

Metals	$(259)	$22,451	$285,672	$40,106
Currencies	245,794	605,374	1,879,078	89,831
Energies	(137,957)	70,322	(65,121)	310,673
Agriculturals	(206)	71,893	257,839	263,864
Interest rates	(34,990)	859,887	1,884,744	6,479
Stock indices	412,170	(31,214)	290,683	(17,690)
Change in unrealized trading income/(loss)(1)	$484,552	$1,598,713	$4,532,895	$693,263

Unrealized Trading Revenue from Futures, Forwards and Options for the Six Months Ended June 30, 2017

	Equinox Frontier	Equinox Frontier	Equinox Frontier
Type of contract	Balanced Fund	Select Fund	Winton Fund

Metals	$(151,669)	$(51,351)	$15,476
Currencies	(1,087)	(370,287)	(622,946)
Energies	3,323	(146,125)	(176,044)
Agriculturals	(156,672)	108,409	(297,429)
Interest rates	6,812	(296,328)	(648,693)
Stock indices	(19,904)	609,833	(676,146)
Change in unrealized trading income/(loss)(1)	$(319,198)	$(145,848)	$(2,405,781)

Unrealized Trading Revenue from Futures, Forwards and Options for the Six Months Ended June 30, 2016

				Frontier
	Frontier Balanced	Frontier Select	Frontier Winton	Long/Short
Type of contract	Fund	Fund	Fund	Commodity Fund

Metals	$(33,002)	$(175,960)	$(204,565)	$40,106
Currencies	(320,038)	751,392	1,716,803	89,831
Energies	109,582	(569,034)	(190,339)	310,673
Agriculturals	37,675	82,453	69,760	263,864
Interest rates	246,788	1,335,188	3,111,510	6,479
Stock indices	425,907	170,324	105,880	(17,690)
Change in unrealized trading income/(loss)(1)	$466,912	$1,594,363	$4,609,049	$693,263

(1)	Amounts recorded in the Statements of Operations under Net change in open trade equity/(deficit)

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

The following tables present gross and net information about the Series’ assets and liabilities subject to master netting arrangements as disclosed on the statements of financial condition as of June 30, 2017 and December 31, 2016.

As of June 30, 2017			Net Amounts
		Gross Amounts	Presented in the
	Gross Amounts	offset in the	Statements of
	of recognized	Statements of	Financial
	Derivative Assets	Financial Condition	Condition

Equinox Frontier Balanced Fund
Open Trade Equity/(Deficit)	$228,480	$(368,785)	$(140,305)
Swap Contracts	19,003,366	—	19,003,366

Equinox Frontier Diversified Fund
Swap Contracts	$8,640,202	$—	$8,640,202

Equinox Frontier Long/Short Commodity Fund
Swap Contracts	$609,989	$—	$609,989

Equinox Frontier Heritage Fund
Swap Contracts	$7,766,687	$—	$7,766,687

Equinox Frontier Winton Fund
Open Trade Equity/(Deficit)	$470,521	$(1,733,580)	$(1,263,059)

As of December 31, 2016			Net Amounts
		Gross Amounts	Presented in the
	Gross Amounts	offset in the	Statements of
	of recognized	Statements of	Financial
	Derivative Assets	Financial Condition	Condition

Frontier Balanced Fund
Open Trade Equity/(Deficit)	$515,659	$(277,998)	$237,661
Swap Contracts	18,939,450		18,939,450

Frontier Diversified Fund
Swap Contracts	$8,637,847		$8,637,847

Frontier Long/Short Commodity Fund
Swap Contracts	$4,220,468		$4,220,468

Frontier Heritage Fund
Swap Contracts	$8,391,414		$8,391,414

Frontier Select Fund
Open Trade Equity/(Deficit)	$1,136,504	$(450,482)	$686,022

Frontier Winton Fund
Open Trade Equity/(Deficit)	$2,393,850	$(1,171,326)	$1,222,524

9.	Trading Activities and Related Risks

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

From July 1, 2017 through August 9, 2017, Frontier Balanced Fund, Frontier Diversified Fund, Frontier Heritage Fund, Frontier Long/Short Commodity Fund, Frontier Masters Fund, Frontier Select Fund, and Frontier Winton Fund paid $3,596,000, $2,177,000, $429,000, $608,000, $450,000, $830,000 and $453,000, respectively, in redemptions.

All the owner redemptions payable on the Statements of Financial Condition were paid on July 3, 2017.

Frontier Funds
Consolidated Statements of Financial Condition
June 30, 2017 (unaudited) and December 31, 2016

	6/30/17	12/31/16

ASSETS

Cash and cash equivalents	$38,947,771	$4,747,043
U.S. Treasury securities, at fair value	12,160,193	42,757,604
Receivable from futures commission merchants	20,620,806	32,852,013
Open trade equity, at fair value	—	2,146,207
Swap contracts, at fair value	36,020,244	40,189,178
Investments in private investment companies, at fair value	73,258,791	107,717,118
Interest receivable	760,046	798,053
Receivables from related parties	—	87,670
Other assets	369,483	—

Total Assets	$182,137,334	$231,294,886

LIABILITIES & CAPITAL

LIABILITIES
Open trade deficit, at fair value	$1,403,364	$—
Owner redemptions payable	28,631,005	1,137,772
Management fees payable to Managing Owner	247,900	433,430
Interest payable to Managing Owner	194,588	63,275
Trading fees payable to Managing Owner	503,707	523,099
Service fees payable to Managing Owner	258,556	239,520
Risk analysis fees payable	76,510	15,673
Payables to related parties	—	85,078
Advance on unrealized Swap Appreciation	9,441,555	9,441,555
Other liabilities	18,432	144,049

Total Liabilities	40,775,617	12,083,451

OWNERS CAPITAL
Managing Owner Units	1,381,735	2,276,211
Limited Owner Units	139,979,982	216,935,224

Total Owners Capital	141,361,717	219,211,435

Total Liabilities and Owners Capital	$182,137,334	$231,294,886

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Fund
Consolidated Condensed Schedule of Investments
June 30, 2017
(Unaudited)

Fair	% of Total Capital
Description	Value	(Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$30,281	0.02%
Various currency futures contracts (Europe)	4,770	0.00%
Various currency futures contracts (U.S.)	(16,716)	-0.01%
Various energy futures contracts (U.S.)	43,400	0.03%
Various interest rates futures contracts (Canada)	(7,493)	-0.01%
Various interest rates futures contracts (Europe)	(276,189)	-0.20%
Various interest rates futures contracts (Far East)	(13,795)	-0.01%
Various interest rates futures contracts (Oceanic)	(54,767)	-0.04%
Various interest rates futures contracts (U.S.)	(147,366)	-0.10%
Various soft futures contract (U.S.)	(15,183)	-0.01%
Various stock index futures contracts (Canada)	(2,666)	0.00%
Various stock index futures contracts (Europe)	(264,366)	-0.19%
Various stock index futures contracts (Far East)	(13,784)	-0.01%
Various stock index futures contracts (Oceanic)	403	0.00%
Various stock index futures contracts (U.S.)	(134,046)	-0.09%
Total Long Futures Contracts	$(867,517)	-0.62%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$(238,328)	-0.17%
Various currency futures contracts (Canada)	(20,500)	-0.01%
Various currency futures contracts (Europe)	(128,956)	-0.09%
Various currency futures contracts (Far East)	155,025	0.11%
Various currency futures contracts (Oceanic)	(4,200)	0.00%
Various currency futures contracts (U.S.)	(69,599)	-0.05%
Various energy futures contracts (Canada)	(371)	0.00%
Various energy futures contracts (Europe)	644	0.00%
Various energy futures contracts (U.S.)	(352,386)	-0.25%
Various interest rates futures contracts (Canada)	51,190	0.04%
Various interest rates futures contracts (Europe)	37,770	0.03%
Various interest rates futures contracts (U.S.)	1,047	0.00%
Various soft futures contract (Europe)	(9,690)	-0.01%
Various soft futures contract (U.S.)	47,561	0.03%
Various soft futures contracts (Europe)	(8,274)	-0.01%
Various soft futures contracts (U.S.)	11,901	0.01%
Various stock index futures contracts (Africa)	(4,475)	0.00%
Various stock index futures contracts (U.S.)	41,328	0.03%
Total Short Futures Contracts	$(490,313)	-0.34%

CURRENCY FORWARDS *
Various currency forwards contracts (NA)	$(45,534)	-0.03%
Total Currency Forwards	$(45,534)	-0.03%
Total Open Trade Equity (Deficit)	$(1,403,364)	-0.99%

SWAPS (1)
Frontier Brevan Howard swap (U.S.)	$7,766,687	5.49%
Frontier XXXIV Balanced select swap (U.S.)	19,003,366	13.44%
Frontier XXXV Diversified select swap (U.S.)	8,640,202	6.11%
Frontier XXXVII L/S select swap (U.S.)	609,989	0.43%
Total Swaps	$36,020,244	25.47%

PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$2,461,566	1.74%
Galaxy Plus Fund - Chesapeake Feeder Fund (518)	2,052,543	1.45%
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	3,990,704	2.82%
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	6,146,885	4.35%
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	7,337,849	5.19%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	2,717,928	1.92%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	10,606,375	7.50%
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	8,361,265	5.91%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	572,587	0.41%
Galaxy Plus Fund - TT Feeder Fund (531) LLC	5,536,364	3.92%
Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	2,495,885	1.77%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	20,978,840	14.84%
Total Private Investment Companies	$73,258,791	51.82%

U.S. TREASURY SECURITIES

FACE VALUE	Fair Value	Fair Value

$9,000,000	US Treasury Note 6.875% due 08/15/2025 (Cost $12,605,625)	$12,160,193	8.60%
Total U.S. Treasury Securities	$12,160,193	8.60%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Notes to Consolidated Financial Statements, Note 4.

(2)	See Notes to Consolidated Financial Statements, Note 5.

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Fund
Consolidated Condensed Schedule of Investments
December 31, 2016

		Fair	% of Total Capital
Description		Value	(Net Asset Value)
LONG FUTURES CONTRACTS *
	Various base metals futures contracts (U.S.)	$(20,244)	-0.01%
	Various currency futures contracts (Europe)	73,909	0.05%
	Various currency futures contracts (Far East)	1,360	0.00%
	Various currency futures contracts (Oceanic)	(41,946)	-0.03%
	Various currency futures contracts (U.S.)	50,242	0.04%
	Various energy futures contracts (U.S.)	218,762	0.15%
	Various energy futures contracts (Europe)	4,150	0.00%
	Various energy futures contracts (Far East)	8,788	0.01%
	Various interest rates futures contracts (Canada)	(503)	0.00%
	Various interest rates futures contracts (Europe)	255,450	0.18%
	Various interest rates futures contracts (Oceanic)	103	0.00%
	Various interest rates futures contracts (U.S.)	25,285	0.02%
	Various precious metal futures contracts (U.S.)	(3,860)	0.00%
	Various precious metal futures contracts (Far East)	1,950	0.00%
	Various soft futures contract (Europe)	1,956	0.00%
	Various soft futures contract (Canada)	(1,115)	0.00%
	Various soft futures contract (Far East)	111	0.00%
	Various soft futures contract (U.S.)	(178,253)	-0.13%
	Various soft futures contracts (Far East)	2,808	0.00%
	Various stock index futures contracts (Canada)	925	0.00%
	Various stock index futures contracts (Europe)	302,352	0.21%
	Various stock index futures contracts (Far East)	362,606	0.26%
	Various stock index futures contracts (Oceanic)	61,876	0.04%
	Various stock index futures contracts (U.S.)	(284,324)	-0.20%
	Total Long Futures Contracts	$842,388	0.59%

SHORT FUTURES CONTRACTS *
	Various base metals futures contracts (U.S.)	$(200,612)	-0.14%
	Various currency futures contracts (Canada)	11,735	0.01%
	Various currency futures contracts (Europe)	358,276	0.25%
	Various currency futures contracts (Far East)	187,929	0.13%
	Various currency futures contracts (Oceanic)	7,603	0.01%
	Various currency futures contracts (U.S.)	1,130	0.00%
	Various energy futures contracts (U.S.)	(82,280)	-0.06%
	Various interest rates futures contracts (Canada)	5,396	0.00%
	Various interest rates futures contracts (Europe)	(17,617)	-0.01%
	Various interest rates futures contracts (Far East)	(16,393)	-0.01%
	Various interest rates futures contracts (Oceanic)	22,526	0.02%
	Various interest rates futures contracts (U.S.)	172,279	0.12%
	Various precious metal futures contracts (U.S.)	208,285	0.15%
	Various soft futures contract (U.S.)	401,926	0.28%
	Various soft futures contracts (Europe)	111,769	0.08%
	Various soft futures contracts (U.S.)	62,055	0.04%
	Various stock index futures contracts (Africa)	4,459	0.00%
	Various stock index futures contracts (Canada)	—	0.00%
	Various stock index futures contracts (Europe)	(2,802)	0.00%
	Various stock index futures contracts (Far East)	(2,456)	0.00%
	Various stock index futures contracts (Oceanic)	—	0.00%
	Various stock index futures contracts (U.S.)	16,027	0.01%
	Total Short Futures Contracts	$1,249,235	0.88%

CURRENCY FORWARDS *
	Various currency forwards contracts (NA)	$54,584	0.04%
	Total Currency Forwards	$54,584	0.04%
	Total Open Trade Equity (Deficit)	$2,146,207	1.51%

SWAPS (1)
	Frontier Brevan Howard swap (U.S.)	$8,391,414	5.94%
	Frontier XXXIV Balanced select swap (U.S.)	18,939,450	13.40%
	Frontier XXXV Diversified select swap (U.S.)	8,637,847	6.11%
	Frontier XXXVII L/S select swap (U.S.)	4,220,467	2.99%
	Total Swaps	$40,189,178	28.44%

PRIVATE INVESTMENT COMPANIES (2)
	Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	$11,559,976	8.18%
	Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	11,465,608	8.11%
	Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	6,526,957	4.62%
	Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	11,174,877	7.91%
	Galaxy Plus Fund - QIM Feeder Fund (526) LLC	20,442,933	14.46%
	Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	19,226,675	13.60%
	Galaxy Plus Fund - Quest Feeder Fund (517) LLC	3,899,040	2.76%
	Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	11,197,020	7.92%
	Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	4,643,329	3.28%
	Galaxy Plus Fund - LRR Feeder Fund (522) LLC	7,580,703	5.36%
	Total Private Investment Companies	$107,717,118	76.20%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value	Fair Value

$15,900,000	US Treasury Note 6.000% due 02/15/2026 (Cost $23,564,442)	$22,193,498	15.70%
$16,400,000	US Treasury Note 6.875% due 08/15/2025 (Cost $22,950,579)	20,564,106	14.55%
	Total U.S. Treasury Securities	$42,757,604	30.25%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Notes to Consolidated Financial Statements, Note 4.

(2)	See Notes to Consolidated Financial Statements, Note 5.

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds
Consolidated Statements of Operations
For the Three Months Ended June 30, 2017 and 2016 (Unaudited)

	2017	2016

Investment income:
Interest - net	$43,459	$183,080

Total Income	43,459	183,080

Expenses:
Incentive Fees (rebate)	(87,670)	652,817
Management Fees	684,035	903,326
Risk analysis Fees	38,478	—
Service Fees - Class 1	689,028	878,960
Trading Fees	1,595,112	769,612
Other Fees	223,055	6,402

Total Expenses	3,142,038	3,211,117

Investment income/(loss) - net	(3,098,579)	(3,028,037)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(2,121,364)	(2,891,319)
Net unrealized gain/(loss) on private investment companies	(6,770,235)	869,936
Net realized gain/(loss) on private investment companies	2,383,096	—
Net change in open trade equity/(deficit)	(1,132,840)	4,926,438
Net unrealized gain/(loss) on swap contracts	527,815	(1,681,558)
Net realized gain/(loss) on U.S. Treasury securities	(1,194,489)	5,395,801
Net unrealized gain/(loss) on U.S. Treasury securities	1,744,284	(3,864,982)
Trading commissions	(44,377)	(113,241)

Net gain/(loss) on investments	(6,608,110)	2,641,075

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(9,706,689)	$(386,962)

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds
Consolidated Statements of Operations
For the Six Months Ended June 30, 2017 and 2016 (Unaudited)

	2017	2016

Investment income:
Interest - net	$157,978	$424,927

Total Income	157,978	424,927

Expenses:
Incentive Fees (rebate)	(205,571)	3,063,443
Management Fees	1,212,823	2,204,887
Risk analysis Fees	85,159	—
Service Fees - Class 1	1,433,011	1,848,344
Trading Fees	3,126,515	1,759,690
Other Fees	223,055	25,515

Total Expenses	5,874,992	8,901,879

Investment income/(loss) - net	(5,717,014)	(8,476,952)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(17,179)	3,271,436
Net unrealized gain/(loss) on private investment companies	(3,031,749)	869,936
Net realized gain/(loss) on private investment companies	4,806,521	—
Net change in open trade equity/(deficit)	(2,870,827)	10,659,970
Net unrealized gain/(loss) on swap contracts	(568,884)	(4,080,604)
Net realized gain/(loss) on U.S. Treasury securities	(2,129,137)	5,466,894
Net unrealized gain/(loss) on U.S. Treasury securities	2,880,938	1,038,550
Trading commissions	(114,392)	(246,305)

Net gain/(loss) on investments	(1,044,709)	16,979,877

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(6,761,723)	$8,502,925

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds
Consolidated Statements of Changes in Owners’ Capital
For the Six Months Ended June 30, 2017 (Unaudited)

	Managing	Limited
	Owner	Owners	Total

Owners’ Capital, December 31, 2016	$2,276,211	$216,935,224	$219,211,435

Sale of Units	696,956	5,981,113	6,678,069
Redemption of Units	(918,626)	(76,847,438)	(77,766,064)
Net increase/(decrease) in Owners’
Capital resulting from operations	(672,806)	(6,088,917)	(6,761,723)

Owners’ Capital, June 30, 2017	1,381,735	139,979,982	141,361,717

The consolidated Trust is not unitized as are the individual Series of the Trust

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2017 and 2016 (Unaudited)

	2017	2016

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(6,761,723)	$8,502,925
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity	3,549,571	(12,994,371)
Net change in options purchased	—	301,988
Net change in options written	—	(30,990)
Net unrealized (gain)/loss on swap contracts	568,884	4,416,295
Net unrealized (gain)/loss on U.S. Treasury securities	(2,880,938)	(1,038,550)
Net realized (gain)/loss on U.S. Treasuries securities	2,129,137	(5,466,894)
Net unrealized gain/(loss) on private investment companies	3,031,749	(869,936)
Net realized gain/(loss) on private investment companies	(4,806,521)	—
(Purchases) sales of:
Reduction of collateral in Swap contracts	3,600,050	—
(Purchases) of U.S. Treasury securities	—	(26,620,440)
Sales of U.S. Treasury securities	31,077,911	82,389,783
(Purchases) of Private Investment Companies	(41,133,231)	(59,890,629)
Sales of Private Investment Companies	77,366,330	—
U.S. Treasury interest and premium paid/amortized	271,301	743,289
Increase and/or decrease in:
Receivable from futures commission merchants	12,231,207	26,100,208
Prepaid service fees	—	14,626
Interest receivable	38,007	887,740
Receivable from related parties	87,670	(223)
Other assets	(369,483)	(16,797)
Interest payable	—	21,641
Incentive fees payable to Managing Owner	—	331,700
Management fees payable to Managing Owner	(185,530)	(99,079)
Interest payable to Managing Owner	131,313	(58,021)
Trading fees payable to Managing Owner	(19,392)	(24,714)
Service fees payable to Managing Owner	19,036	(30,727)
Risk analysis fees payable	60,837	—
Payables to related parties	(85,078)	591
Other liabilities	(125,617)	15,751

Net cash provided by operating activities	77,795,490	16,585,166
Cash Flows from Financing Activities:

Proceeds from sale of capital	6,678,069	10,362,294
Payment for redemption of capital	(77,766,064)	(23,431,962)
Pending owner additions	—	(2,349)
Advance on unrealized Swap Appreciation	—	—
Redemptions payable	27,493,233	(419,355)

Net cash used in financing activities	(43,594,762)	(13,491,372)

Net increase (decrease) in cash and cash equivalents	34,200,728	3,093,794

Cash and cash equivalents, beginning of period	4,747,043	13,975,625
Cash and cash equivalents, end of period	$38,947,771	$17,069,419

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Notes to Consolidated Financial Statements (Unaudited)

1.	Organization and Purpose

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

The Managing Owner is seeking to cause the suspension to be lifted as promptly as practicable.

Any forward-looking statements herein are based on expectations of the Managing Owner at this time. Whether or not actual results and developments will conform to the Managing Owner’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in the Series’ prospectuses, general economic, market and business conditions, changes in laws or regulations or other actions made by governmental authorities or regulatory bodies, and other world economic and political developments. The Series and the Managing Owner undertake no duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

As of June 30, 2017, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund Frontier Winton Fund and Frontier Heritage separates Units into a maximum of three separate Classes- Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Long/Short Commodity Fund separates Units into a maximum of five separate Classes – Class 1a, Class 2, Class 3, Class 2a and Class 3a. The Trust, with respect to the Frontier Balanced Fund separates Units into a maximum of five Classes—Class 1, Class 1AP, Class 2, Class 2A and Class 3A. Between April 15, 2016 and September 30, 2016, a portion of the interests in Frontier Trading Company I, LLC and all of the interests in Frontier Trading Company VII, LLC, and Frontier Trading Company XXIII, LLC held by Frontier Diversified Fund, Frontier Masters Fund, Frontier Balanced Fund, and Frontier Long/Short Commodity Fund were exchanged for equivalent interests in Galaxy Plus. The assets of Frontier Trading Company I, LLC, which included exposure to Quantmetrics Capital Management LLP’s Multi-Strategy Program, Quantitative Investment Management, LLC’s Quantitative Global Program, Quest Partners LLC’s Quest Tracker Index Program, Chesapeake Capital Management, LLC’s Diversified Program, and Doherty Advisors LLC’s Relative Value Moderate Program, the assets of Frontier Trading Company VII, LLC, which included exposure to Emil van Essen LLC’s Multi-Strategy Program, Red Oak Commodity Advisors, Inc.’s Fundamental Diversified Program, Rosetta Capital Management, LLC’s Rosetta Trading Program, and Landmark Trading Company’s Landmark Program, and the assets of Frontier Trading Company XXIII, LLC, which included exposure to Fort L.P.’s Global Contrarian Program have been transferred to individual Master Funds in Galaxy Plus. On May 10, 2017, the assets of Frontier Trading Company XV, LLC, which included exposure to Transtrend B.V.’ TT Enhanced Risk (USD) Program were transferred to a Master Fund in Galaxy Plus. Each Master Fund is sponsored and operated by Gemini Alternative Funds, LLC. The Sponsor has contracted with the trading advisors to manage the portfolios of the Master Funds pursuant to the advisors’ respective program. For those Series that invest in Galaxy Plus, approximately 30-70% of those Series’ assets are used to support the margin requirements of the Master Funds. The remaining assets of the Series are split between investments in Trading Companies and a pooled cash management account that invests primarily in U.S. Treasury securities. For those Series that do not invest in Galaxy Plus, their assets are split between investments in Trading Companies and investments in the pooled cash management account.

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

Change in Consolidation Method – In February 2017, the Trust elected to change its method by which it consolidates its investments in the Galaxy Plus entities and applied to its December 31, 2016 financial statements. Prior to the change, any Series that had a controlling interest in a Galaxy Plus entity would consolidate the assets and liabilities of that entity into its Statement of Financial Condition and the profit and loss into the Statement of Operations. The Managing Owner believes that this treatment does not provide meaningful data to the end user of the financial statements. As such, all investments in Galaxy Plus entities are accounted for using the net asset value as the practical expedient. In accordance with ASC 250 (Accounting Changes and Error Corrections), the comparative financial statements as of and for the three and six months ended June 30, 2016 have been adjusted to apply the new method retrospectively. This will impact management fees, incentive fees (rebate), net realized gain/(loss) on futures, forwards and options, net change in open trade equity/(deficit), net unrealized gain/(loss) on private investment companies, net realized gain/(loss) on private investment companies, and operations attributable to non-controlling interests on the Statement of Operations. We also note that there is no impact to total capital or net increase/(decrease) in capital resulting from operations attributable to controlling interests.

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

Receivable From Futures Commission Merchants – The Trust deposits assets with a FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of June 30, 2017 included restricted cash for margin requirements of $2,271,800 for the Frontier Trading Company I LLC, and $7,462,750 for the Frontier Trading Company II LLC.

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

Income Taxes – The Trust applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust for the year ended December 31, 2016. The 2013 through 2017 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

Fees and Expenses – All management fees, incentive fees, service fees and trading fees of the Trust are paid to the Managing Owner. It is the responsibility of the Managing Owner to pay all Trading Advisor management and incentive fees, Selling Agent Service fees and all other operating expenses and continuing offering costs of the Trust. Only management fees and incentive fees related to assets allocated through Trading Companies are included in expense on the Statement of Operations. In addition, Trading Company I, LLC, Trading Company II, LLC and Trading Company XV, LLC pay to the Sponsor a risk analysis fee, which is calculated on notional assets of the Trading Companies. The risk analysis fee is included as an expense on the Statement of Operations. The Series are all charge management and incentive fees on the asset allocated through the Galaxy Plus entities. Those fees are included in unrealized gain/(loss) on private investment companies on the Statements of Operations.

Incentive Fee (rebate) – The Managing Owner is allowed to share in the incentive fees earned by the Commodity Trading Advisors up to 10% of New Net Profits (as defined in the prospectus). If the Managing Owner’s share of the incentive fee exceeds 10% of new net profits during the period, then the Managing Owner is obligated to return any amount in excess. The returned amounts are recorded as incentive fee (rebate) on the Statements of Operations.

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

Owner redemptions payable – Funds payable for existing owner redemption requests are recorded as capital subtractions at the NAV per unit as of the second business day following receipt or request.

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

The following table summarizes the instruments that comprise the Trust financial asset portfolio, by Series, measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value.

June 30, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$(1,357,830)	$(45,534)	$—	$(1,403,364)
Swap Contracts	—	—	36,020,244	36,020,244
U.S. Treasury Securities	12,160,193	—	—	12,160,193

				Total
December 31, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$2,091,623	$54,584	$—	$2,146,207
Swap Contracts	—	—	40,189,178	40,189,178
U.S. Treasury Securities	42,757,604	—	—	42,757,604

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the statements of operations.

Swaps

For the Six Months
ended June 30, 2017

Balance of recurring Level 3 assets as of January 1, 2017	$40,189,178
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	(568,884)
Proceeds from collateral reduction	(3,600,050)
Purchase of investments	—
Sale of investments	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of June 30, 2017	$36,020,244

For the Year ended
December 31, 2016

Balance of recurring Level 3 assets as of January 1, 2016	$40,136,065
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	53,113
Purchase of investments	—
Sale of investments	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of December 31, 2016	$40,189,178

The Trust assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Trust’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the six months ended June 30, 2017, the Trust did not transfer any assets between Levels 1, 2 and 3.

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at June 30, 2017:

Swap contracts	$(568,884)

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of June 30, 2017 and December 31, 2016, approximately 10.58% or $19,265,950 and 10.20% or $22,866,000, respectively, of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain swaps and is recorded as Swap Contracts, at fair value on the Statements of Financial Condition of the Trust. This cash held with the counterparty is not restricted.

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

The Trust had invested in the following swap contracts as of and for the six months ended June 30, 2017:

	Brevan Howard	XXXIV Balanced select swap	XXXV Diversified select swap	XXXVII L/S select swap
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap

Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$2,072,056	$13,373,629	$4,651,155	$653,610
Termination Date	3/26/2018	8/2/2018	8/2/2018	8/7/2018
Cash Collateral	$5,986,000	$9,600,000	$3,400,000	$279,950
Swap Value	$1,780,687	$9,403,366	$5,240,202	$330,039
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	($624,727)	$63,916	$2,355	($10,429)
Fair Value as of 3/31/2017	$7,766,687	$19,003,366	$8,640,202	$609,989
Advance on swap appreciation	($1,900,000)	($4,926,555)	($2,500,000)	($115,000)

The Trust had invested in the following swap contracts as of and for the year ended December 31, 2016:

	Brevan Howard	XXXIV Balanced Select Swap	XXXV Diversified Select Swap	XXXVII L/S Select Swap
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap

Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$11,413,283	$22,580,043	$13,851,707	$1,877,692
Termination Date	3/26/2018	8/2/2018	8/2/2018	8/7/2018
Cash Collateral	$5,986,000	$9,600,000	$3,400,000	$3,880,000
Swap Value	$2,405,414	$9,339,450	$5,237,847	$340,468
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	$431,146	($218,070)	($48,002)	($111,960)
Fair Value as of 12/31/2016	$8,391,414	$18,939,450	$8,637,847	$4,220,468
Advance on swap appreciation	($1,900,000)	($4,926,555)	($2,500,000)	($115,000)

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

The following table summarizes each of the Trust’s investments in Private Investment Companies as of June 30, 2017 and December 31, 2016:

	As of June 30, 2017		As of December 31, 2016
	Percentage of		Percentage of
	Series Net		Series Net
	Assets Invested		Assets Invested
	in Private Investment		in Private Investment
	Companies	Fair Value	Companies	Fair Value

Series

Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	1.74%	$2,461,566	2.12%	$4,643,329
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	1.45%	2,052,543	5.23%	11,465,608
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	2.82%	3,990,704	2.98%	6,526,957
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	4.35%	6,146,885	5.28%	11,559,976
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	5.19%	7,337,849	5.10%	11,174,877
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	1.92%	2,717,928	3.46%	7,580,702
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	7.50%	10,606,375	9.33%	20,442,933
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	5.91%	8,361,265	8.78%	19,226,675
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	0.41%	572,587	1.78%	3,899,040
Galaxy Plus Fund - Quest FIT Feeder Fund (535) LLC	1.77%	2,495,885	5.11%	11,197,020
Galaxy Plus Fund - TT Feeder Fund (531) LLC	3.92%	5,536,364	—	—
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	14.84%	20,978,840	—	—

The Galaxy Plus entities are made up a feeder funds in which the Trust invests and master trading entities into which the feeder funds invest. No investment held by the Galaxy Plus master trading entity is greater than 5% of the Trust’s total capital.

The following table summarizes the Trust’s equity in earnings from each of the Private Investment Companies during the six months ended June 30, 2017:

		Six Months Ended June 30, 2017				Six Months Ended June 30, 2016
			Change in				Change in
	Trading	Realized	Unrealized	Net Income	Trading	Realized	Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)

Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$(83,685)	$(636,904)	$28,297	$(692,292)	$—	$—	$—	$—
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	(166,385)	(416,417)	624,463	41,661	(124,394)	231,630	1,589,980	1,697,216
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(87,250)	241,203	(56,055)	97,898	—	—	—	—
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LLC	(1,107,801)	2,788,186	1,239,617	2,920,002	(241,927)	(706,903)	171,926	(776,904)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(168,674)	1,725,922	(616,019)	941,229	—	—	—	—
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(570,790)	—	(1,045,200)	(1,615,990)	(70,250)	(429,324)	155,024	(344,550)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(1,731,202)	6,324,463	(698,534)	3,894,727	69,990	(11,251)	(299,944)	(241,205)
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	(289,593)	789,927	340,209	840,543	(57,711)	519,550	13,213	475,052
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(68,406)	2,476,474	(3,156,838)	(748,770)	(5,144)	2,461	63,010	60,327
Galaxy Plus Fund - Quest FIT Feeder Fund (535) LLC	—	—	(1,045,438)	(1,045,438)	—	—	—	—
Galaxy Plus Fund - TT Feeder Fund (531) LLC	(26,272)	455,907	(997,235)	(567,600)		—	—	—
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(304,329)	(774,633)	(1,212,236)	(2,291,198)	—	—	—	—

Total	$(4,604,387)	$12,974,128	$(6,594,969)	$1,774,772	$(429,436)	$(393,837)	$1,693,209	$869,936

The following table summarizes each of the Trust’s equity in earnings from Private Investment Companies for the three months ended June 30, 2017:

		Thee Months Ended June 30, 2017				Three Months Ended June 30, 2016
			Change in				Change in
	Trading	Realized	Unrealized	Net Income	Trading	Realized	Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)

Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$(43,490)	$(360,324)	$(203,949)	$(607,763)	$—	$—	$—	$—
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	(78,010)	(143,543)	(62,813)	(284,366)	(124,394)	231,630	1,589,980	1,697,216
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(35,149)	136,451	(51,240)	50,062	—	—	—	—
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LLC	(359,641)	1,915,649	(341,693)	1,214,315	(241,927)	(706,903)	171,926	(776,904)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(80,271)	958,650	(1,127,955)	(249,576)	—	—	—	—
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	—	—	(1,103,885)	(1,103,885)	(70,250)	(429,324)	155,024	(344,550)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(156,995)	(182,145)	215,301	(123,839)	69,990	(11,251)	(299,944)	(241,205)
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	(121,432)	105,059	(11,858)	(28,231)	(57,711)	519,550	13,213	475,052
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(27,397)	1,910,426	(1,894,086)	(11,057)	(5,144)	2,461	63,010	60,327
Galaxy Plus Fund - Quest FIT Feeder Fund (535) LLC	—	—	(334,584)	(334,584)	—	—	—	—
Galaxy Plus Fund - TT Feeder Fund (531) LLC	(26,272)	455,907	(997,236)	(567,601)		—	—	—
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(272,608)	(820,414)	(1,247,592)	(2,340,614)	—	—	—	—

Total	$(1,201,265)	$3,975,716	$(7,161,590)	$(4,387,139)	$(429,436)	$(393,837)	$1,693,209	$869,936

The Trust’s investments in private investment companies have certain redemption and liquidity restrictions which are described in the following table:

	Redemptions	Redemptions	Liquidity
	Notice Period	Permitted	Restrictions
Frontier Funds
Multi-Strategy
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	24 hours	Daily	None
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None
Galaxy Plus Fund - TT Feeder Fund (531) LLC	24 hours	Weekly	None
Option Trading
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	24 hours	Daily	None

6.	Transactions with Affiliates

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

The management fee as a percentage of the applicable Series’ nominal assets will be greater than the percentage of the applicable Series’ net asset value to the extent that the nominal assets of the Series exceeds its net asset value. The Managing Owner expects that the nominal assets of each Series will generally be maintained at a level in excess of the net asset value of such Series and such excess may be substantial to the extent the Managing Owner deems necessary to achieve the desired level of volatility.

Trading Fees – In connection with each Series’ trading activities, from January 1, 2016 through October 23, 2016, the Frontier Balanced Fund, Frontier Select Fund, Frontier Winton Fund and Frontier Heritage Fund paid to the Managing Owner a trading fee, or FCM Fee, of up to 0.75% per annum of such Series’ NAV, calculated daily; thereafter each of the Series pays to the Managing Owner a FCM Fee of up to 2.25% per annum of nominal assets (excluding swap nominal) allocated to the trading advisors, including through investments in commodity pools available on the Galaxy Plus Platform, and any reference programs of the applicable Series. From January 1, 2016 through April 28, 2016, the Frontier Diversified Fund, Frontier Long/Short Commodity Fund and Frontier Masters Fund paid to the Managing Owner a FCM Fee of up to 2.25% and a custodial/due diligence fee of 0.12% of such Series’ NAV, calculated daily; thereafter each of such Series pays to the Managing Owner a FCM Fee of up to 2.25% of nominal assets allocated to the trading advisors, including through investments in commodity pools available on the Galaxy Plus Platform, and a custodial/due diligence fee of 0.12% of such Series’ NAV, calculated daily.

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

As of June 30, 2017, the Trust has a payable to the Managing Owner in the amounts of $0, $247,900, $194,588, $503,707, and $258,556 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

As of December 31, 2016, the Trust has a payable to the Managing Owner in the amounts of $0, $433,430, $63,275, $523,099 and $239,520 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

For the three months ended June 30, 2017 the Trust paid the Managing Owner $(87,670), $684,035, $689,028 and $1,595,112 for incentive fees, management fees, service fees, and trading fees, respectively.

For the three months ended June 30, 2016, the Trust paid the Managing Owner $713,836, $940,380, $892,738and $767,155 for incentive fees, management fees, service fees , and trading fees, respectively.

For the six months ended June 30, 2017 the Trust paid the Managing Owner $(205,571), $1,212,823, $1,433,011 and $3,126,515 for incentive fees, management fees, service fees, and trading fees, respectively.

For the six months ended June 30, 2016 the Trust paid the Managing Owner 3,063,443, $2,123,095, $1,862,122 and $1,601,833 for incentive fees, management fees, service fees, and trading fees, respectively.

With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed therefore by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk and enjoys the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months. For the six months ended June 30, 2017 and 2016, amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees were $0 and $12, respectively.

Aggregate interest income from all sources, including U.S. Treasury Securities assets net of premiums and cash held at clearing brokers, of up to the first 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Winton Fund, Frontier Select Fund, and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a, Class 3a only), Frontier Masters Fund, and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 20% of the total interest allocated to each Series was paid to the Managing Owner from January 1, 2016 through April 28, 2016; thereafter 100% of the interest is retained by the respective Series. During the six months ended June 30, 2017 and 2016, the Trust paid $119,704 and $526,282, respectively of such interest income to the Managing Owner. Such amounts are not included in the consolidated statements of operations of the Trust. All other interest income is recorded by the Trust on the consolidated statements of operations.

Solon Capital, LLC, an affiliate of the Trust (when Equinox Fund Management, LLC) was acting as Managing Owner), provided Management services for Equinox who paid, $168,256 and $0 respectively, for the six month’s ended June 30, 2017 and 2016. These amounts have no impact on the Trust’s financial statements.

7.	Financial Highlights

The following information presents the financial highlights of the Trust for the three and six months ended June 30, 2017 and 2016. This data has been derived from the information presented in the consolidated financial statements.

Three months ended

	2017	2016

Ratios to average net assets (1)
Net investment gain/(loss) (1)	-7.26%	-3.96%
Expenses before incentive fees (3)	7.26%	4.27%
Expenses after incentive fees (3)	7.31%	4.54%

Total return before incentive fees (2)	-5.57%	0.11%
Total return after incentive fees (2)	-5.52%	-0.16%

Six months ended

	2017	2016

Ratios to average net assets (1)
Net investment gain/(loss) (1)	-6.27%	-4.52%
Expenses before incentive fees (3)	6.44%	4.87%
Expenses after incentive fees (3)	6.33%	6.15%

Total return before incentive fees (2)	-3.66%	4.80%
Total return after incentive fees (2)	-3.55%	3.53%

(1)	Annualized with the exception of incentive fees.

(2)	Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Consolidated Statements of Operations of the Trust. See footnote 5.

The Trust financial highlights are calculated based upon the Trust’s consolidated financial statements. The consolidated Trust does not issue units and therefore the financial highlights do not disclose any unitized data.

8.	Derivative Instruments and Hedging Activities

The Trust’s primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trust does not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trust’s derivatives by instrument types as of June 30, 2017 and December 31, 2016 is included in the Consolidated Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trust’s positions in swap contracts.

For the three and six months ended June 30, 2017 and 2016, the monthly average of forwards, options and futures contracts bought was approximately 8,527 and 5,250, respectively and sold was approximately 8,355 and 14,939, respectively.

The following tables summarize the trading revenues for the three and six months ended June 30, 2017 and 2016 by sector:

Realized Trading Revenue from Futures, Forwards and Options
for the Three Months Ended June 30, 2017 (1)

Type of contract

Metals	$(570,768)
Currencies	(2,143,294)
Energies	(950,808)
Agriculturals	1,082,959
Interest rates	(1,564,619)
Stock indices	2,025,166

Realized trading income/(loss)(1)	$(2,121,364)

Realized Trading Revenue from Futures, Forwards and Options
for the Six Months Ended June 30, 2017 (1)

Type of contract

Metals	$(1,284,897)
Currencies	(1,824,831)
Energies	(1,767,386)
Agriculturals	480,386
Interest rates	(2,391,866)
Stock indices	6,771,415

Realized trading income/(loss)(1)	$(17,179)

Realized Trading Revenue from Futures, Forwards and Options
for the Three Months Ended June 30, 2016 (1)

Type of contract

Metals	$(319,642)
Currencies	(436,173)
Energies	(1,720,330)
Agriculturals	(780,272)
Interest rates	2,347,106
Stock indices	(1,982,009)

Realized trading income/(loss)(1)	$(2,891,319)

Realized Trading Revenue from Futures, Forwards and Options
for the Six Months Ended June 30, 2016 (1)

Type of contract

Metals	$(1,714,954)
Currencies	(852,658)
Energies	531,276
Agriculturals	(725,395)
Interest rates	10,802,304
Stock indices	(4,769,138)

Realized trading income/(loss)(1)	$3,271,436

(1)	Amounts recorded in the Statements of Operations under Net realized gain/(loss) on futures, forwards, and options

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended June 30, 2017 (2)

Type of contract

Metals	$(198,389)
Currencies	(239,580)
Energies	(22,496)
Agriculturals	(577,434)
Interest rates	(144,507)
Stock indices	49,566

Change in unrealized trading income/(loss)(2)	$(1,132,840)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Six Months Ended June 30, 2017 (2)

Type of contract

Metals	$(187,544)
Currencies	(994,318)
Energies	(318,845)
Agriculturals	(345,693)
Interest rates	(938,210)
Stock indices	(86,217)

Change in unrealized trading income/(loss)(2)	$(2,870,827)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended June 30, 2016 (2)

Type of contract

Metals	$347,970
Currencies	437,092
Energies	177,917
Agriculturals	593,390
Interest rates	2,716,120
Stock indices	653,949

Change in unrealized trading income/(loss)(2)	$4,926,438

Net Change in Open Trade Equity from Futures, Forwards and Options for the Six Months Ended June 30, 2016 (2)

Type of contract

Metals	$2,453,727
Currencies	(1,814,632)
Energies	2,750,280
Agriculturals	567,997
Interest rates	5,914,474
Stock indices	788,124

Change in unrealized trading income/(loss)(2)	$10,659,970

(2)	In the Consolidated Statement of Operations under net change in open trade equity (deficit), at fair value.

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

The following tables present gross and net information about the Trust’s assets and liabilities subject the master netting arrangements as disclosed on the consolidated statements of financial condition as of June 30, 2017 and December 31, 2016:

As of June 30 2017
	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition

Open Trade Equity/(Deficit)	$699,001	$(2,102,365)	$(1,403,364)
Swap Contracts	36,020,244	—	36,020,244

Offsetting of Derivatives Assets and Liabilities

As of December 31, 2016
	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition

Open Trade Equity/(Deficit)	$2,998,612	$(852,405)	$2,146,207
Swap Contracts	40,189,178	—	40,189,178

9.	Trading Activities and Related Risks

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

From July 1, 2017 through August 9, 2017, Frontier Balanced Fund, Frontier Diversified Fund, Frontier Heritage Fund, Frontier Long/Short Commodity Fund, Frontier Masters Fund, Frontier Select Fund and Frontier Winton Fund paid $3,596,000, $2,177,000, $429,000, $608,000, $450,000, $830,000 and $453,000, respectively, in redemptions.

All the owner redemptions payable on the Statements of Financial Condition were paid on July 3, 2017.

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

The trading system of each of the major commodity Trading Advisors and the means by which the Series access those Trading Advisors are as follows:

Major Commodity Trading Advisor	Trading System Style	Accessed Through

Aspect Capital Limited	Systematic	Galaxy Plus
Beach Horizon	Systematic	Trading Company
BH-DG Systematic Trading LLP	Systematic	Swap
Chesapeake Capital Corporation	Systematic	Galaxy Plus
Crabel Capital Partners LLPC	Systematic	Swap
Emil Van Essen, LLC	Discretionary	Galaxy Plus
Fort, L.P.	Systematic	Galaxy Plus
H2O Asset Management	Systematic	Swap
J E Moody & Company	Systematic	Swap
Quantitative Investment Management, LLC	Systematic	Galaxy Plus
Quantmetrics Capital Management LLP	Systematic	Galaxy Plus
Quest Partners LLC	Systematic	Galaxy Plus
Red Oak Commodity Advisors, Inc.	Discretionary	Galaxy Plus
Rosetta Capital Management, LLC	Discretionary	Galaxy Plus
Transtrend B.V.	Systematic	Trading Company
Welton Investment Partners LLC	Systematic	Galaxy Plus
Winton Capital Management Ltd.	Systematic	Trading Company

As of June 30 , 2017, the allocation of the assets of each applicable Series of the Trust between the Trading Advisors was as follows:

Allocation as of June 30, 2017 (expressed as a percentage of aggregate notional exposure to commodity trading programs)

Advisor	Equinox Frontier Diversified Fund	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Masters Fund	Equinox Frontier Balanced Fund	Equinox Frontier Select Fund	Equinox Frontier Winton Fund	Equinox Frontier Heritage Fund
Aspect Capital Limited	4%	—	—	5%	—	—	—
Beach Horizon	—	—	—	3%	—	—	—
BH-DG Systematic Trading LLP	—	—	—	—	21%	—	24%
Chesapeake Capital Corporation	4%	6%	11%	—	—	—	—
Crabel Capital Management, LLC	4%	—	—	3%	—	—	—
Doherty	4%	3%
Emil Van Essen, LLC	7%	20%	21%	7%	—	—	—
Fort, L.P.	7%	—	—	12%	—	—	—
H2O Asset Management	9%	—	—	12%	—	—	—
J E Moody & Company	—	7%	—	—	—	—	—
Landmark	1%	3%	2%
Quantitative Investment Management, LLC	18%	—	—	15%	—	—	—
Quantmetrics Capital Management LLP	16%	—	—	15%	—	—	—
Quest Partners LLC	2%	—	—	1%	—	—	—
Red Oak Commodity Advisors, Inc.	—	21%	—	—	—	—	—
Rosetta Capital Management, LLC	—	23%	—	—	—	—	—
Transtrend B.V.	—	—	26%	—	79%	—	—
Welton Investment Partners LLC	16%	20%	24%	14%	—	—	—
Winton Capital Management Ltd.	8%	—	18%	8%	—	100%	76%

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements.  At June 30, 2017, cash deposited at the clearing brokers was $34,901,669 for the Trust. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each month. Currently, with the Federal Funds target rate at 0.00% to 0.25%, this amount is estimated to be 0.00%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds and time deposits. Aggregate interest income from all sources, including assets held at clearing brokers, of up to 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Winton Fund, Frontier Select Fund, and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a, Class 3a only), Frontier Masters Fund and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 20% of the total interest allocated to the Series was paid to the Managing Owner from January 1, 2016 through April 28, 2016; thereafter 100% of the interest is retained by the respective Series. The amount reflected in the financial statements for the Trust and Series are disclosed on a net basis. Due to some classes not exceeding the 2% paid to the Managing Owner, amounts earned by those classes may be zero.

Approximately 10% to 30% of the Trust’s assets are expected to be committed as required margin for futures contracts and forwards and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations there under. Approximately 2% to 6% of the Trust’s assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 64% to 88% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. federally chartered banks. As of June 30, 2017, total cash and cash equivalents held at banking institutions were $12,860,337 for the Frontier Diversified Fund, $716,998 for the Frontier Long/Short Commodity Fund, $3,254,514 for the Frontier Masters Fund, $5,940,693 for the Frontier Balanced Fund, $1,193,426 for the Frontier Select Fund, $12,975,257 for the Frontier Winton Fund, and $2,006,544 for the Frontier Heritage Fund.

As a commodity pool, the Trust has large cash positions. Such cash positions are used to pay margin for the trading of futures, forwards and options, and also to pay redemptions. Generally, the Trust has not been forced to liquidate positions to fund redemptions. During the six months ended June 30, 2017, the Trust was able to pay all redemptions.

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

Results of Operations

Series Returns and Other Information

The returns for each Series and Class of Units for the six months ended June 30, 2017 and 2016, and related information, are discussed below. The activities of the Trust on a consolidated basis are explained through the activity of the underlying Series. Please refer to the discussion of the Series activities in relation to the Trust on a consolidated basis.

Each Series had exposure to commodity interest positions within one or more sectors during six months ended June 30, 2017 and 2016. The performance of each Series was impacted over the course of the periods by, among other things, the relative performance of the relevant sector or sectors and the commodities within those sectors, the changing allocations among, and the specific positions taken by the Series’ Trading Advisors in, the relevant sector(s) and commodities, and the timing of entries and exits. For certain of the Series, a sector attribution chart has been included at the end of the relevant discussion. Each chart depicts the performance of the relevant Series’ positions within each of the relevant sectors (determined by the Managing Owner using monthly gross return and NAV figures, with various adjustments to net out a proportional allocation of the fees and expenses chargeable to the Series) during the periods presented.

Three months ended June 30, 2017 Compared to Three Months Ended June 30, 2016.

Frontier Diversified Fund

The Frontier Diversified Fund—Class 1 NAV lost 6.35% and lost 0.31%, respectively, for the three months ended June 30, 2017 and 2016, net of fees and expenses; the Frontier Diversified Fund—Class 2 NAV lost 5.94% and gained 0.13%, respectively for the three months ended June 30, 2017 and 2016, net of fees and expenses; the Frontier Diversified Fund—Class 3 NAV lost 5.88% and gained 0.19%, respectively for the three months ended June 30, 2017 and 2016.

For the three months ended June 30, 2017, the Frontier Diversified Fund recorded net loss on investments of $512,876, net investment loss of $664,367, and total expenses of $537,010 resulting in a net decrease in Owners’ capital from operations of $1,177,243. For the three months ended June 30, 2016, the Frontier Diversified Fund recorded net gain on investments of $614,446, net investment loss of $591,799, and total expenses of $718,591 resulting in a net decrease in Owners’ capital from operations of $22,647.

Please see additional discussion under “Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016 –Frontier Diversified Fund.”

Frontier Masters Fund

The Frontier Masters Fund—Class 1 NAV lost 9.47% and gained 0.71% for the three months ended June 30, 2017 and 2016 net of fees and expenses; the Frontier Masters Fund—Class 2 NAV lost 9.06% and gained 0.15% for the three months ended June 30, 2017 and 2016, net of fees and expenses; the Frontier Masters Fund—Class 3 NAV lost 9.01% and gained 1.20% for the three months ended June 30, 2017 and 2016, net of fees and expenses.

For the three months ended June 30, 2017, the Frontier Masters Fund recorded net loss on investments of 1,135,045, net investment loss of $251,133, and total expenses of $270,455, resulting in a net decrease in Owners' capital from operations of $1,386,178. For the three months ended June 30, 2016, the Frontier Masters Fund recorded net gain on investments of $395,214, net investment loss of $258,825, and total expenses of $299,967 resulting in a net increase in Owners' capital from operations of $136,389.

Please see additional discussion under “Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016— Frontier Masters Fund.”

Frontier Long/Short Commodity Fund

The Frontier Long/Short Commodity Fund—Class 2 NAV lost 12.62% and gained 0.89%, respectively, for the three months ended June 30, 2017, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 3 NAV lost 9.50% and gained 0.71% respectively for the three months ended June 30, 2017, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 1a NAV lost 11.97% and gained 0.43% respectively, for the three months ended June 30, 2017, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 2a NAV lost 12.87% and gained 1.06% respectively, for the three months ended June 30, 2017, net of fees and expenses; the Frontier Long/Short Commodity Fund Class 3a NAV lost 10.91% and gained 0.70%, respectively, for the three months ended June 30, 2017, net of fees and expenses.

For the three months ended June 30, 2017, the Frontier Long/Short Commodity Fund recorded net loss on investments of $739,137, net investment loss of $7,124, and total expenses of $7,124, resulting in a net decrease in Owners’ capital from operations of $746,261. For the three months ended June 30, 2016, the Frontier Long/Short Commodity Fund recorded net gain on investments of $186,387, net investment loss of $92,151, and total expenses of $106,394, resulting in a net increase in Owners’ capital from operations of $94,236.

Please see additional discussion under “Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016 – Frontier Long/Short Commodity Fund.”

Frontier Balanced Fund

The Frontier Balanced Fund—Class 1 NAV lost 5.78% and lost 1.27%, respectively, for the three months ended June 30, 2017 and 2016, net of fees and expenses; the Frontier Balanced Fund—Class 2 NAV lost 5.07 % and lost 0.53%, respectively, for the three months ended June 30, 2017 and 2017, net of fees and expenses; the Frontier Balanced Fund—Class 2a NAV lost 4.82% and lost 0.34%, respectively, for the three months ended June 30, 2017 and 2016, net of fees and expenses; the Frontier Balanced Fund—Class 3a NAV lost 4.82% and lost 0.34%, respectively, for the three months ended June 30, 2017 and 2016, net of fees and expenses; the Frontier Balanced Fund—Class 1AP NAV lost 5.08% and lost 0.53% for the three months ended June 30, 2017 and 2016, net of fees and expenses.

For the three months ended June 30, 2017, the Frontier Balanced Fund recorded net loss on investments of $1,981,799 net investment loss of $1,239,866, and total expenses of $1,239,866, resulting in a net decrease in Owners’ capital from operations of $3,221,665. For the three months ended June 30, 2016, the Frontier Balanced Fund recorded net gain on investments of $634,040, net investment loss of $1,245,925, and total expenses of $1,251,828, resulting in a net decrease in Owners’ capital from operations of $957,398, after non-controlling interests of $345,513.

Please see additional discussion under “Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016 – Frontier Balanced Fund.”

Frontier Select Fund

The Frontier Select Fund—Class 1 NAV lost 12.34% and lost 1.29%, respectively, for the three months ended June 30, 2017 and 2016, net of fees and expenses; the Frontier Select Fund—Class 2 NAV lost 11.68% and lost 0.55% respectively for the three months ended June 30, 2017 and 2016, net of fees and expenses; the Frontier Select Fund—Class 1AP NAV lost 11.69% and lost 0.55%, respectively, for the three months ended June 30, 2017 and 2016.

For the three months ended June 30, 2017, the Frontier Select Fund recorded net loss on investments of $1,387,409, net investment loss of $131,020 and total expenses of $131,020, resulting in a net decrease in Owners’ capital from operations of $1,159,529, after non-controlling interests of $358,900. For the three months ended June 30, 2016, the Frontier Select Fund recorded net gain on investments of $83,339, net investment loss of $193,610, and total expenses of $193,610, resulting in a net decrease in Owners’ capital from operations of $184,145, after non-controlling interests of $73,874.

Please see additional discussion under “Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016 – Frontier Select Fund.”

Frontier Winton Fund

The Frontier Winton Fund—Class 1 NAV lost 5.78% and gained 1.39%, respectively, for the three months ended June 30, 2017 and 2017, net of fees and expenses; the Frontier Winton Fund—Class 2 NAV lost 5.06% and gained 2.15%, respectively, for the three months ended June 30, 2017 and 2016, net of fees and expenses; the Frontier Winton Fund—Class 1AP NAV lost 4.84% and gained 2.15%, respectively, for the three months ended June 30, 2017 and 2016.

For the three months ended June 30, 2016, the Frontier Winton Fund recorded net loss on investments of $1,992,821, net investment loss of $550,038, and total expenses of $550,038, resulting in a net decrease in Owners’ capital from operations of $1,580,780, after non-controlling interests of $962,079. For the three months ended June 30, 2016, the Frontier Winton Fund recorded net gain on investments of $2,031,063, net investment loss of $499,810, and total expenses of $499,810, resulting in a net increase in Owners’ capital from operations of $575,743, after non-controlling interests of $955,810.

Please see additional discussion under “Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016 – Frontier Winton Fund.”

Frontier Heritage Fund

The Frontier Heritage Fund—Class 1 NAV lost 5.42% and lost 0.76%, respectively, for the three months ended June 30, 2017 and 2016 net of fees and expenses; the Frontier Heritage Fund—Class 2 NAV lost 4.70% and lost 0.01%, respectively for the three months ended June 30, 2017 and 2016, net of fees and expenses; the Frontier Heritage Fund—Class 1AP NAV lost 5.33% and lost 0.02%, respectively, for the three months ended June 30, 2017 and 2016.

For the three months ended June 30, 2017, the Frontier Heritage Fund recorded net loss on investments of $379,650, net investment loss of $158,873, and total expenses of $158,873, resulting in a net decrease in Owners’ capital from operations of $435,032, after non-controlling interests of $103,491. For the three months ended June 30, 2016, the Frontier Heritage Fund recorded net loss on investments of $39,331, net investment loss of $145,917, and total expenses of $145,917, resulting in a net decrease in Owners’ capital from operations of $74,435, after non-controlling interests of $110,814.

Please see additional discussion under “Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016 – Frontier Heritage Fund.”

Six months ended June 30, 2017 Compared to Six Months Ended June 30, 2016.

Frontier Diversified Fund

2017

The Frontier Diversified Fund—Class 1 NAV lost 4.04% and gained 2.20%, respectively, for the six months ended June 30, 2017 and 2016, net of fees and expenses; the Frontier Diversified Fund—Class 2 NAV lost 3.25% and gained 3.09%, respectively for the six months ended June 30, 2017 and 2016, net of fees and expenses; the Frontier Diversified Fund—Class 3 NAV lost 3.12% and gained 3.22%, respectively for the six months ended June 30, 2017 and 2016.

For the six months ended June 30, 2017, the Frontier Diversified Fund recorded net gain on investments of $1,343,155 net investment loss of $915,569, and total expenses of $1,012,966 resulting in a net increase in Owners’ capital from operations of $427,586. The NAV per Unit, Class 1, decreased from $116.43 at December 31, 2016 to $111.73 as of June 30, 2017. The NAV per Unit, Class 2, decreased from $132.94 at December 31, 2016 to $128.62 as of June 30, 2017. The NAV per Unit, Class 3 decreased from $123.27 at December 31, 2016 to $119.42 as of June 30, 2017. Total Class 1 subscriptions and redemptions for the period were $3,063 and $1.505.635, respectively. Total Class 2 subscriptions and redemptions for the period were $599,571 and $27,266,024, respectively. Total Class 3 subscriptions and redemptions for the period were $1,165,601 and $3,200,976, respectively. Ending capital at June 30, 2017 was $3,546,084 for Class 1, $12,393,834 for Class 2 and $10,754,659 for Class 3. Ending capital at December 31, 2016 was $5,189,420 for Class 1, $38,231,581 for Class 2 and $13,050,390 for Class 3.

The Frontier Diversified Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

One of the six sectors traded in the Frontier Diversified Fund was profitable in Q2 2017 and one of the six were profitable YTD. Stock Indices was profitable for Q2 2017 while Metals, Currencies, Energies, Agriculturals, and Interest Rates finished negative for the quarter. Stock Indices was profitable for YTD while Metals, Currencies, Energies, Agriculturals, and Interest Rates finished negative YTD

In terms of major CTA performance Emil Van Essen and H20 finished positive for the quarter. Aspect, Chesapeake, Crabel, Fort, QIM, Quantmetrics, Quest, Welton and, Winton were negative for the quarter

Emil Van Essen, H20, and QIM were positive YTD while Aspect, Chesapeake, Crabel, Fort, Quantmetrics, Quest, Welton, and Winton were negative YTD.

2016

The Frontier Diversified Fund—Class 1 NAV gained 2.20% for the six months ended June 30, 2016, net of fees and expenses; the Frontier Diversified Fund—Class 2 NAV gained 3.09% for the six months ended June 30, 2016, net of fees and expenses, the Frontier Diversified Fund—Class 3 NAV gained 3.22% for the six months ended June 30, 2016.

For the six months ended June 30, 2016, the Frontier Diversified Fund recorded net gain on investments of $3,587,001, net investment loss of $2,030,583, and total expenses of $2,311,360 resulting in a net increase in Owners’ capital from operations of $1,556,418. The NAV per Unit, Class 1, increased from $115.52 at December 31, 2015 to $118.06 as of June 30, 2016. The NAV per Unit, Class 2, increased from $129.60 at December 31, 2015 to $133.61 as of June 30, 2016. The NAV per Unit, Class 3 increased from 119.87 at December 31, 2015 to $123.73 as of June 30, 2016. Total Class 1 subscriptions and redemptions for the period were $426,130 and $3,915,148, respectively. Total Class 2 subscriptions and redemptions for the period were $4,994,676 and $4,152,799, respectively. Total Class 3 subscriptions and redemptions for the period were $3,419,573 and $968,807, respectively. Ending capital at June 30, 2016 was $7,106,344 for Class 1, $36,453,484 for Class 2 and $13,515,181 for Class 3. Ending capital at December 31, 2015 was $11,814,234 for Class 1, $34,633,100 for Class 2 and $9,267,632 for Class 3.

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
Total
Q2 2016
YTD

Equinox Frontier Diversified Fund Class 1 Major Advisors Performance
Q2 2016 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Chesapeake
Crabel
Doherty
Emil Van Essen
Fort LP (GC)
H2O
QIM
Quantmetrics
Quest Partners
Winton
Q2 2016
YTD

Three of the six sectors traded in the Frontier Diversified Fund were profitable in Q2 2016 and two of the six were profitable YTD. Currencies, Agriculturals and Interest Rates were profitable for Q2 2016 while and Metals, Energies and Stock Indices finished negative for the quarter. Energies and Interest Rates were profitable YTD while and Metals, Currencies, Agriculturals and Stock Indices finished negative YTD.

In terms of major CTA performance Chesapeake, Crabel, Doherty, Fort LP (GC), QIM and Winton finished positive for the quarter. Emil Van Essen, H20, Quantmetrics and Quest were negative for the quarter.

Doherty, Emil Van Essen, Fort LP (GC), Chesapeake, Crabel, Quest, Winton and QIM and were positive YTD while H20 and Quantmetrics were negative YTD.

Frontier Masters Fund

2017

The Frontier Masters Fund—Class 1 NAV lost 9.23% and gained 6.18%, respectively, for the six months ended June 30, 2017 and 2016 net of fees and expenses; the Frontier Masters Fund—Class 2 NAV lost 8.45%, respectively, and gained 07.12% for the six months ended June 30, 2017 and 2016, net of fees and expenses; the Frontier Masters Fund—Class 3 NAV lost 8.33% and gained 7.25%, respectively, for the six months ended June 30, 2017 and 2016, net of fees and expenses.

For the six months ended June 30, 2017, the Frontier Masters Fund recorded net loss on investments of $746,206, net investment loss of $515,216, and total expenses of $574,633, resulting in a net decrease in Owners’ capital from operations of $1,261,422. The NAV per Unit, Class 1, decreased from $112.80 at December 31, 2016 to $102.39 as of June 30, 2017. The NAV per Unit, Class 2, decreased from $128.78 at December 31, 2016 to $117.90 as of June 30, 2017. The NAV per Unit, Class 3, decreased from $119.89 at December 31, 2016 to $109.90 as of June 30, 2017. Total Class 1 subscriptions and redemptions for the period were $2,610 and $1,482,436, respectively. Total Class 2 subscriptions and redemptions for the period were $65,000 and $1,638,595, respectively. Total Class 3 subscriptions and redemptions for the period were $1,313,252 and $885,947, respectively. Ending capital at June 30, 2017 was $3,511,940 for Class 1, $3,733,458 for Class 2 and $6,036,371 for Class 3. Ending capital at December 31, 2016 was $5,361,626 for Class 1, $5,657,562 for Class 2 and $6,150,119 for Class 3.

The Frontier Masters Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Two of the six sectors traded in the Frontier Masters Fund was profitable in Q2 2017 and two of the six were profitable YTD. Energies and stock Indices was profitable for Q2 2017 while Metals, Currencies, Agriculturals, and Interest Rates finished negative for the quarter. Energies and Stock Indices was profitable for YTD while Metals, Currencies, Agriculturals, and Interest Rates finished negative YTD

In terms of major CTA performance Emil Van Essen finished positive for the quarter. Chesapeake, Transtrend, Welton and, Winton were negative for the quarter

Emil Van Essen was positive YTD while Chesapeake, Transtrend, Welton and, Winton were negative YTD.

2016

The Frontier Masters Fund—Class 1 NAV gained 6.18% for the six months ended June 30, 2016, net of fees and expenses; the Frontier Masters Fund—Class 2 NAV gained 7.12% for the six months ended June 30, 2016, net of fees and expenses; the Frontier Masters Fund—Class 3 NAV gained 7.25% for the six months ended June 30, 2016.

For the six months ended June 30, 2016, the Frontier Masters Fund recorded net gain on investments of $2,261,553, net investment loss of $774,788, and total expenses of $868,309, resulting in a net increase in Owners’ capital from operations of $1,486,765. For the six months ended June 30, 2015, the Frontier Masters Fund recorded net gain on investments of $9,556, net investment income of $139,819, and total expenses of $1,364,855, resulting in a net decrease in Owners’ capital from operations of $1,215,480. The NAV per Unit, Class 1, decreased from $112.87 at December 31, 2015 to $119.85 as of June 30, 2016. The NAV per Unit, Class 2, increased from $126.60 at December 31, 2015 to $135.61 as of June 30, 2016. The NAV per Unit, Class 3, increased from $117.57 at December 31, 2015 to $126.09 as of June 30, 2016. Total Class 1 subscriptions and redemptions for the period were $92,312 and $1,847,200, respectively. Total Class 2 subscriptions and redemptions for the period were $145,000 and $2,106,945, respectively. Total Class 3 subscriptions and redemptions for the period were $1,045,040 and $1,465,835, respectively. Ending capital at June 30, 2016 was $6,572,666 for Class 1, $6,447,722 for Class 2 and $7,157,047 for Class 3. Ending capital at December 31, 2015 was $8,323,800 for Class 1, $7,893,358 for Class 2 and $6,611,141 for Class 3.

The Frontier Masters Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Three of the six sectors traded in the Frontier Masters Fund were profitable in Q2 2016 and two of the six were profitable YTD. Currencies, Agriculturals and Interest Rates were profitable for Q2 2016 while and Metals, Energies and Stock Indices finished negative for the quarter. Currencies, Energies, Agriculturals and Interest Rates were profitable YTD while Metals and Stock Indices finished negative YTD.

In terms of major CTA performance Chesapeake, Transtrend and Winton finished positive for the quarter. Emil Van Essen was negative for the quarter.

Chesapeake, Emil Van Essen, Transtrend and Winton all were positive YTD.

Frontier Long/Short Commodity Fund

2017

The Frontier Long/Short Commodity Fund—Class 2 NAV lost 10.20% and lost 1.17%, respectively, for the six months ended June 30, 2017 and 2016, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 3 NAV lost 6.68% and lost 1.28% respectively for the six months ended June 30, 2017 and 2016, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 1a NAV lost 9.86% and lost 1.91% respectively, for the six months ended June 30, 2017 and 2016, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 2a NAV lost 9.73% and lost 0.88% respectively, for the six months ended June 30, 2017 and 2016, net of fees and expenses; the Frontier Long/Short Commodity Fund Class 3a NAV lost 7.20% and lost 1.16%, respectively, for the six months ended June 30, 2017 and 2016, net of fees and expenses.

For the six months ended June 30, 2017, the Frontier Long/Short Commodity Fund recorded net loss on investments of $304,104, net investment loss of $91,370, and total expenses of $91,370, resulting in a net decrease in Owners’ capital from operations of $395,474 The NAV per Unit, Class 2, decreased from $129.56 at December 31, 2016 to $116.35 as of June 30, 2017. The NAV per Unit, Class 3, decreased from $130.80 at December 31, 2016 to $122.06 as of June 30, 2017. The NAV per Unit, Class 1a, decreased from $92.78 at December 31, 2016 to $83.63 as of June 30, 2017. The NAV per Unit, Class 2a, decreased from $105.67 at December 31, 2016 to $95.39 as of June 30, 2017. The NAV per Unit, Class 3a, decreased from $107.50 at December 31, 2016 to $99.76 as of June 30, 2017. Total Class 2 redemptions for the period were $442,538. Total Class 3 redemptions for the period were $1,170,731 Total Class 1a redemptions were $1,508,395. Class 2a redemptions for the period were $389,473. Class 3a subscriptions and redemptions for the period were $946,844 and $581,655 respectively. Ending capital at June 30, 2017 was $340,489 for Class 2, $30,42,194 for Class 3, $399,914 for Class 1a, $525,851 for Class 2a and $1,415,657 for Class 3a. Ending capital at December 31, 2016 was $808,137 for Class 2, $4,404,630 for Class 3, $1,913,059 for Class 1a, $962,925 for Class 2a and $1,174,183 for Class 3a.

The Frontier Long/Short Commodity Fund may have both long and short exposure to the Base Metals, Energies, Grains, Meats, Precious Metals, Financials, and Softs sectors, although the majority of the exposure will typically be in the Energies, Metals, and Softs sectors.

Equinox Frontier Long/Short Commodity Fund Class 2
Major Advisors Performance
Q2 2017 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Chesapeake
Emil Van Essen
JE Moody
Red Oak
Rosetta
Welton
Non-Major Advisors
Q2 2017
YTD

Equinox Frontier Long/Short Commodity Fund Class 1A
Major Advisors Performance
Q2 2017 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Chesapeake
Emil Van Essen
JE Moody
Red Oak
Rosetta
Welton
Non-Major Advisors
Q2 2017
YTD

Equinox Frontier Long/Short Commodity Fund Class 2A
Major Advisors Performance
Q2 2017 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Chesapeake
Emil Van Essen
JE Moody
Red Oak
Rosetta
Welton
Non-Major Advisors
Q2 2017
YTD

Equinox Frontier Long/Short Commodity Fund Class 3
Major Advisors Performance
Q2 2017 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Chesapeake
Emil Van Essen
JE Moody
Red Oak
Rosetta
Welton
Non-Major Advisors
Q2 2017
YTD

Two of the seven sectors traded in the Frontier Long/Short Commodity Fund was profitable in Q2 2017 and three of the seven were profitable YTD. Energies and Meats was profitable for Q2 2017 while Base Metals, Grains, Precious Metals, Softs and Financials finished negative for the quarter. Energies, Meats, and Precious Metals was profitable for YTD while Base Metals, Grains, Softs and Financials finished negative YTD

In terms of major CTA performance Emil Van Essen finished positive for the quarter. Chesapeake, JE Moody, Red Oak, Rosetta and Welton were negative for the quarter

Emil Van Essen and Red Oak were positive YTD while Chesapeake, JE Moody, Rosetta, and Welton were negative YTD.

2016

The Frontier Long/Short Commodity Fund—Class 2 NAV lost 1.17% for the six months ended June 30, 2016, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 3 NAV lost 1.28% for the six months ended June 30, 2016, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 1a NAV lost 1.91%, for the six months ended June 30, 2016, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 2a NAV lost 0.88% , for the six months ended June 30, 2016, net of fees and expenses; the Frontier Long/Short Commodity Fund Class 3a NAV lost 1.16% for the six months ended June 30, 2016, net of fees and expenses.

For the six months ended June 30, 2016, the Frontier Long/Short Commodity Fund recorded net gain on investments of $266,941, net investment loss of $412,977, and total expenses of $450,190, resulting in a net decrease in Owners’ capital from operations of $146,036. For the six months ended June 30, 2015, the Frontier Long/Short Commodity Fund recorded net gain on investments of $910,137, net investment loss of $639,055, and total expenses of $729,246, resulting in a net increase in Owners’ capital from operations of $271,082. The NAV per Unit, Class 2, decreased from $132.10 at December 31, 2015 to $130.55 as of June 30, 2016. The NAV per Unit, Class 3, decreased from $132.14 at December 31, 2015 to $130.45 as of June 30, 2016. The NAV per Unit, Class 1a, decreased from $94.76 at December 31, 2015 to $92.95 as of June 30, 2016. The NAV per Unit, Class 2a, decreased from $106.19 at December 31, 2015 to $105.26 as of June 30, 2016. The NAV per Unit, Class 3a, decreased from $106.86 at December 31, 2015 to $105.62 as of June 30, 2016. Total Class 2 redemptions for the period were $163.914. Total Class 3 redemptions for the period were $878,901. Total Class 1a redemptions for the period were $791,056. Class 2a redemptions for the period were $159,268. Class 3a subscriptions and redemptions for the period were $25,207 and $62,105, respectively. Ending capital, excluding Managing Owner Capital, at June 30, 2016 was $515,693 for Class 2, $4,971,493 for Class 3, $3,169,800 for Class 1a, $884,708 for Class 2a and $827,333 for Class 3a. Ending capital, excluding Managing Owner Capital, at December 31, 2015 was $586,345 for Class 2, $5,906,669 for Class 3, $4,053,754 for Class 1a, $1,051,694 for Class 2a and $839,473 for Class 3a.

The Frontier Long/Short Commodity Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Three of the seven sectors traded in the Frontier Long/Short Commodity Fund were profitable in Q2 2016 and four of the seven were profitable YTD. Energies, Meats and Softs were profitable for Q2 2016 while Base Metals, Grains, Precious Metals and Financials finished negative for the quarter. Energies, Meats, Precious Metals and Softs were profitable YTD while Base Metals, Grains and Financials. finished negative YTD.

In terms of major CTA performance Chesapeake and Red Oak finished positive for the quarter. Emil Van Essen, JE Moody and Rosetta were negative for the quarter. Chesapeake and Emil Van Essen were positive YTD while JE Moody, Red Oak and Rosetta finished negative YTD

Frontier Balanced Fund

2017

The Frontier Balanced Fund—Class 1 NAV lost 3.68% and gained 1.93%, respectively, for the six months ended June 30, 2017 and 2016, net of fees and expenses; the Frontier Balanced Fund—Class 2 NAV lost 2.24% and gained 3.47%, respectively, for the six months ended June 30, 2017 and 2016, net of fees and expenses; the Frontier Balanced Fund—Class 2a NAV lost 1.94% and gained 3.47%, respectively, for the six months ended June 30, 2017 and 2016, net of fees and expenses; the Frontier Balanced Fund —Class 3a NAV lost 1.94% and gained 3.91%, respectively, for the three months ended June 30, 2017 and 2016, net of fees and expenses; the Frontier Balanced Fund—Class 1AP NAV lost 2.25% and gained 3.91% for the three months ended June 30, 2017 and 2016, net of fees and expenses.

For the six months ended June 30, 2017, the Frontier Balanced Fund recorded net gain on investments of $944,993 net investment loss of $2,220,183, and total expenses of $2,221,344, resulting in a net increase in Owners’ capital from operations of $1,275,190. The NAV per Unit, Class 1, decreased from $134.80 at December 31, 2016 to $129.84 as of June 30, 2017. The NAV per Unit, Class 1AP, decreased from $144.97 at December 31, 2016 to $141.71 as of June 30, 2017. The NAV per Unit, Class 2, decreased from $194.99 at December 31, 2016 to $190.62 as of June 30, 2017. The NAV per Unit, Class 2a, decreased from $169.05 at December 31, 2016 to $165.77 as of June 30, 2017. The NAV per Unit, Class 3a, decreased from $168.49 at December 31, 2016 to $165.22 as of June 30, 2017. Total Class 1 subscriptions and redemptions for the period were $34,075 and $11,054,137 respectively. Total Class 1AP redemptions for the period were $90,030. Total Class 2 subscriptions and redemptions for the period were $4,937 and $12,374,697, respectively. Total Class 2a subscriptions and redemptions for the period were $123,835 and $90,774, respectively. Total Class 3a redemptions for the period were $298,717. Ending capital at June 30, 2017 was $44,414,176 for Class 1, $576,197 for Class 1AP, $10,322,148 for Class 2, $535,428 for Class 2a, and $1,430,724 for Class 3a. Ending capital at December 31, 2016 was $56,955,371 for Class 1, $677,181 for Class 1AP, $22,401,557 for Class 2, $516,256 for Class 2a and $1,749,006 for Class 3a.

The Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Equinox Frontier Balanced Fund Class 1AP Major Advisors Performance Q2 2017 and YTD
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
Aspect Capital Limited
Beach Horizon
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Quantmetrics
Welton
Winton
Non-Major Advisors
Q2 2017
YTD

Equinox Frontier Balanced Fund Class 2 Major Advisors Performance Q2 2017 and YTD
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
Aspect Capital Limited
Beach Horizon
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Quantmetrics
Welton
Winton
Non-Major Advisors
Q2 2017
YTD

Equinox Frontier Balanced Fund Class 2A Major Advisors Performance Q2 2017 and YTD
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
Aspect Capital Limited
Beach Horizon
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Quantmetrics
Welton
Winton
Non-Major Advisors
Q2 2017
YTD

Equinox Frontier Balanced Fund Class 3A Major Advisors Performance Q2 2017 and YTD
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
Aspect Capital Limited
Beach Horizon
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Quantmetrics
Welton
Winton
Non-Major Advisors
Q2 2017
YTD

One of the six sectors traded in the Frontier Diversified Fund were profitable in Q2 2017 and one of the six were profitable YTD. Stock Indices were profitable for Q2 2016 while and Metals, Currencies, Energies, Agriculturals, and Interest Rates finished negative for the quarter. Stock Indices were profitable YTD while and Currencies, Energies, Agriculturals, and Interest Rates finished negative YTD.

In terms of major CTA performance Emil Van Essen and H20 finished positive for the quarter. Aspect, Beach Horizon, Crabel, Fort LP (GC), QIM, Quantmetrics, Welton, and Winton were negative for the quarter.

Emil Van Essen, Fort LP (GC), H20, and QIM were positive YTD while Aspect, Beach Horizon, Crabel, Quantmetrics, Welton, and Winton were negative YTD.

2016

The Frontier Balanced Fund—Class 1 NAV gained 1.93% for the six months ended June 30, 2016, net of fees and expenses; The Frontier Balanced Fund—Class 1AP NAV gained 3.47% for the six months ended June 30, 2016, net of fees and expenses; the Frontier Balanced Fund—Class 2 NAV gained 3.47% for the six months ended June 30, 2016, net of fees and expenses; the Frontier Balanced Fund—Class 2a NAV gained 3.91% for the six months ended June 30, 2016, net of fees and expenses; the Frontier Balanced Fund—Class 3a NAV gained 3.91% for the three months ended June 30, 2016, net of fees and expenses.

For the six months ended June 30, 2016, the Frontier Balanced Fund recorded net gain on investments of $5,684,032, net investment loss of $3,065,090, and total expenses of $3,078,330, resulting in a net increase in Owners’ capital from operations of $2,165,074 after non-controlling interest of $453,868. For the six months ended June 30, 2015, the Frontier Balanced Fund recorded net gain on investments of $4,651,800, net investment loss of $3,516,623, and total expenses of $3,531,816, resulting in a net increase in Owners’ capital from operations of $1,135,172. The NAV per Unit, Class 1, increased from $128.03 at December 31, 2015 to $130.50 as of June 30, 2016. The NAV per Unit, Class 1AP, increased from $133.59 at December 31, 2015 to $138.23 as of June 30, 2016. The NAV per Unit, Class 2, increased from $179.69 at December 31, 2015 to $185.92 as of June 30, 2016. The NAV per Unit, Class 2a, increased from $154.88 at December 31, 2015 to $160.94 as of June 30, 2016. The NAV per Unit, Class 3a, increased from $154.37 at December 31, 2015 to $160.41 as of June 30, 2016. Total Class 1 subscriptions and redemptions for the period were $94,759 and $3,360,701, respectively. Total Class 1AP redemptions for the period were $49,264. Total Class 2 subscriptions and redemptions for the period were $9,723 and $1,575,954, respectively. Total Class 3a redemptions for the period were $53,138. Ending capital, excluding Managing Owner Capital, at June 30, 2016 was $60,537,952 for Class 1, $690,521 for Class 1AP, $20,946,583 for Class 2, $370,360 for Class 2a, and $2,477,116 for Class 3a. Ending capital, excluding Managing Owner Capital, at December 31, 2015 was $62,563,337 for Class 1, $714,747 for Class 1AP, $21,278,864 for Class 2, $356,425 for Class 2a and $2,435,421 for Class 3a.

The Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Four of the six sectors traded in the Frontier Balanced Fund were profitable in Q2 2016. Metal, Currencies, Agriculturals and Interest Rates were profitable while Energies and Stock Indices finished negative for the quarter.

Energies, Agriculturals and Interest Rates were positive YTD while Metals, Currencies and Stock Indices were negative YTD.

In terms of major CTA performance, five of the ten major CTAs in the Frontier Balanced Fund were profitable in Q2 2016. Crabel, Doherty, Fort LP (GP) QIM and Winton were positive for the quarter while Beach Horizon, Emil Van Essen, H2O AM, Quantmetrics and Quest are negative for the quarter.

Brandywine, Cantab, Crabel, Doherty, Emil Van Essen, Fort LP (GP), QIM, Quest and Winton were positive YTD, while Beach Horizon, H2O AM and Quantmetrics were negative YTD.

Frontier Select Fund

2017

The Frontier Select Fund—Class 1 NAV lost 16.23% and gained 8.60%, respectively, for the six months ended June 30, 2017 and 2016, net of fees and expenses; the Frontier Select Fund—Class 2 NAV lost 15.00% and gained 10.24% respectively for the six months ended June 30, 2017 and 2016, net of fees and expenses; the Frontier Select Fund—Class 1AP NAV lost 15.09% and gained 10.24%, respectively, for the six months ended June 30, 2017 and 2016.

For the six months ended June 30, 2017, the Frontier Select Fund recorded net loss on investments of $1,753,774, net investment loss of $312,399, and total expenses of $312,399, resulting in a net decrease in Owners’ capital from operations of $1,652,963, after non-controlling interests of $413,210. The NAV per Unit, Class 1, decreased from $94.06 at December 31, 2016 to $78.79 as of June 30, 2017. The NAV per Unit, Class 1AP, decreased from $101.16 at December 31, 2016 to $85.90 as of June 30, 2017. The NAV per Unit, Class 2, decreased from $134.25 at December 31, 2016 to $114.11 as of June 30, 2017. Total Class 1 subscriptions and redemptions for the period were $1,467 and $2,611,797 respectively. Total Class 1AP redemptions for the period were $4,175. Total Class 2 subscriptions and redemptions for the period were $98,345 and 243,446, respectively. Ending capital at June 30, 2017 was $6,488,427 for Class 1, $21,735 for Class 1AP and $1,059,308 for Class 2. Ending capital at December 31, 2016 was $10,540,702 for Class 1, $29,897 for Class 1AP and $1,411,440 for Class 2.

The Frontier Select Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, Hybrids, and Commodities sectors.

Two of the six sectors traded in the Frontier Select Fund were profitable in Q2 2017 and one of the six were profitable YTD. Agriculurals and Stock Indices were positive while Metals, Currencies, Energies, and Interest Rates were negative for the quarter. Stock Indices were profitable YTD while and Metals, Currencies, Energies, Agriculturals, and Interest Rates finished negative YTD.

In terms of major CTA performance, both Brevan Howard and Transtrend finished positive for the quarter and YTD.

2016

The Frontier Select Fund—Class 1 NAV gained 8.60% for the six months ended June 30, 2016, net of fees and expenses; the Frontier Select Fund—Class 1AP NAV gained 10.24% for the six months ended June 30, 2016, net of fees and expenses; the Frontier Select Fund—Class 2 NAV gained 10.24% for the six months ended June 30, 2016, net of fees and expenses.

For the six months ended June 30, 2016, the Frontier Select Fund recorded net gain on investments of $2,542,184, net investment loss of $408,041, and total expenses of $408,041, resulting in a net increase in Owners’ capital from operations of $2,134,143. For the six months ended June 30, 2015, the Frontier Select Fund recorded net loss on investments of $1,329,887, net investment loss of $584,464, and total expenses of $584,464, resulting in a net decrease in Owners’ capital from operations of $1,914,353. The NAV per Unit, Class 1, increased from $90.35 at December 31, 2015 to $98.12 as of June 30, 2016. The NAV per Unit, Class 1AP, increased from $94.28 at December 31, 2015 to $103.93 as of June 30, 2016. The NAV per Unit, Class 2, increased from $125.11 at December 31, 2015 to $137.92 as of June 30, 2016. Total Class 1 subscriptions and redemptions for the period were $8,267 and $801,472, respectively. Total Class 2 redemptions for the period were $1,166. Ending capital, excluding Managing Owner Capital, at June 30, 2016 was $11,916,881 for Class 1, $52,211 for Class 1AP and $1,464,203 for Class 2. Ending capital, excluding Managing Owner Capital, at December 31, 2015 was $11,710,517 for Class 1, $47,365 for Class 1AP and $1,329,359 for Class 2.

The Frontier Select Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Equinox Frontier Select Fund Class 2 Sector Attributions
Q2 2016 and YTD
14.00%
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Hybrids
Total
Q2 2016
YTD

Equinox Frontier Select Fund Class 1 Major Advisor Performance
Q2 2016 and YTD
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
Brevan Howard
Transtrend
Q2 2016
YTD

Equinox Frontier Select Fund Class 1AP Major Advisor Performance
Q2 2016 and YTD
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
Brevan Howard
Transtrend
Q2 2016
YTD

Equinox Frontier Select Fund Class 2 Major Advisor Performance
Q2 2016 and YTD
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
Brevan Howard
Transtrend
Q2 2016
YTD

Four of the seven sectors traded in the Frontier Select Fund were profitable in Q1 2016. Currencies, Energies, Interest Rates and Hybrids were positive while Metals, Agriculturals and Stock Indices were negative for the quarter .

In terms of major CTA performance, Brevan Howard and Tiverton finished positive for the quarter.

Frontier Winton Fund

2017

The Frontier Winton Fund—Class 1 NAV lost 6.74% and gained 4.48%, respectively, for the six months ended June 30, 2017 and 2016, net of fees and expenses; the Frontier Winton Fund—Class 2 NAV lost 5.37% and gained 6.05%, respectively, for the six months ended June 30, 2017 and 2016, net of fees and expenses; the Frontier Winton Fund—Class 1AP NAV lost 5.36% and gained 6.05%, respectively, for the three months ended June 30, 2017 and 2016.

For the six months ended June 30, 2016, the Frontier Winton Fund recorded net loss on investments of $1,306,010, net investment loss of $1,089,598, and total expenses of $1,089,598, resulting in a net decrease in Owners’ capital from operations of $1,829,067, after non-controlling interests of $566,541. The NAV per Unit, Class 1, decreased from $154.51 at December 31, 2016 to $144.09 as of June 30, 2017. The NAV per Unit, Class 1AP decreased from $166.17 at December 31, 2016 to $157.26 as of June 30, 2017. Class 2, decreased from $210.98 at December 31, 2016 to $199.66 as of June 30, 2017. Total Class 1 subscriptions and redemptions for the period were $1,424,276 and 6,908,947 respectively. There were no subscriptions or redemptions for Class 1AP. Total Class 2 subscriptions and redemptions for the period were $267,829 and $586,221, respectively. Ending capital at June 30, 2017 was $13,587,716 for Class 1, $33,575 for Class 1AP, and $10,513,105 for Class 2. Ending capital at December 31, 2016 was $20,248,935 for Class 1, $35,478 for Class 1AP and $11,446,113 for Class 2.

The Frontier Winton Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Two of the six sectors traded in the Frontier Winton Fund were profitable in Q2 2017. Metals and Agriculturals were positive while Currencies, Energies, Agriculturals, Interest Rates and Stock Indices were negative for the quarter. Stock Indicies are positive YTD while Metals, Currencies, Energies, Agriculturals and Interest Rates are negative YTD.

2016

The Frontier Winton Fund—Class 1 NAV gained 4.48% for the six months ended June 30, 2016, net of fees and expenses; the Frontier Winton Fund—Class 1AP NAV gained 6.05% for the six months ended June 30, 2016, net of fees and expenses the Frontier Winton Fund—Class 2 NAV gained 6.05% for the six months ended June 30, 2016, net of fees and expenses.

For the six months ended June 30, 2016, the Frontier Winton Fund recorded net gain on investments of $5,063,384, net investment loss of $1,122,700, and total expenses of $1,122,876, resulting in a net increase in Owners’ capital from operations of $3,940,684. For the six months ended June 30, 2015, the Frontier Winton Fund recorded net loss on investments of $122,657, net investment loss of $1,901,121, and total expenses of $1,901,148, resulting in a net decrease in Owners’ capital from operations of $2,023,778. The NAV per Unit, Class 1, increased from $164.17 at December 31, 2015 to $171.53 as of June 30, 2016. The NAV per Unit, Class 1AP, increased from $171.31 at December 31, 2015 to $181.68 as of June 30, 2016. The NAV per Unit, Class 2, increased from $217.51 at December 31, 2015 to $230.67 as of June 30, 2016. Total Class 1 subscriptions and redemptions for the period were $81,676 and $623,704, respectively. Total Class 2 redemptions for the period were $72,363. Ending capital, excluding Managing Owner Capital, at June 30, 2016 was $23,499,889 for Class 1, $38,790 for Class 1AP and $12,482,817 for Class 2. Ending capital, excluding Managing Owner Capital, at December 31, 2015 was $23,022,800 for Class 1, $36,576 for Class 1AP and $11,837,205 for Class 2.

The Frontier Winton Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Three of the six sectors traded in the Frontier Winton Fund were profitable in Q1 2016. Energies, Agriculturals and Interest Rates positive while Metals, Currencies, and Stock Indices were negative for the quarter and YTD.

Frontier Heritage Fund

2017

The Frontier Heritage Fund—Class 1 NAV lost 8.86% and gained 4.43%, respectively, for the six months ended June 30, 2017 and 2016 net of fees and expenses; the Frontier Heritage Fund—Class 2 NAV lost 7.51% and gained 6.00%, respectively for the three months ended June 30, 2017 and 2016, net of fees and expenses; the Frontier Heritage Fund—Class 1AP NAV lost 7.51% and gained 5.99%, respectively, for the three months ended June 30, 2017 and 2016.

For the six months ended June 30, 2017, the Frontier Heritage Fund recorded net loss on investments of $753,052, net investment loss income $325,031, and total expenses of $325,031, resulting in a net decrease in Owners’ capital from operations of $775,192, after non-controlling interests of $302,891. The NAV per Unit, Class 1, decreased from $119.58 at December 31, 2016 to $108.98 as of June 30, 2017. The NAV per Unit, Class 1AP, decreased from $128.60 at December 31, 2016 to $118.94 as of June 30, 2017. The NAV per Unit, Class 2, decreased from $172.10 at December 31, 2016 to $159.18 as of June 30, 2017. Total Class 1 subscriptions and redemptions for the period were $602,789 and $1,810,226, respectively. There were no subscriptions or redemptions for Class 1AP. Total Class 2 subscriptions and redemptions for the period were $24,575 and $1,620,492, respectively. Ending capital at June 30, 2017 was $5,692,454 for Class 1, $5,388 for Class 1AP and $980,885 for Class 2. Ending capital at December 31, 2016 was $7,507,072 for Class 1, $5,826 for Class 1AP and $2,744,375 for Class 2.

The Frontier Heritage Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Equinox Frontier Heritage Fund Class 2 Sector Attributions
Q2 2017 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2017
YTD

Equinox Frontier Heritage Fund Class 1 Major Advisors Performance
Q2 2017 and YTD
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
-7.00%
Brevan Howard
Winton
Q2 2017
YTD

Equinox Frontier Heritage Fund Class 1AP Major Advisors Performance
Q2 2017 and YTD
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
Brevan Howard
Winton
Q2 2017
YTD

Equinox Frontier Heritage Fund Class 2 Major Advisors Performance
Q2 2017 and YTD
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
Brevan Howard
Winton
Q2 2017
YTD

Two of the six sectors traded in the Frontier Heritage Fund were profitable in Q2 2017 and one of the six were profitable YTD. Agriculturals and Stock Indices were positive while Metals, Metals, Currencies, Energies, and Interest Rates were negative for the quarter. Stock Indices were profitable YTD while and Metals, Currencies, Energies, Agriculturals, and Interest Rates finished negative YTD.

In terms of major CTA performance, both Winton and Beach Horizon finished negative for the quarter and YTD.

2016

The Frontier Heritage Fund—Class 1 NAV gained 4.43% for the six months ended June 30, 2016, net of fees and expenses; the Frontier Heritage Fund—Class 1AP NAV gained 6.00% for the six months ended June 30, 2016, net of fees and expenses the Frontier Heritage Fund—Class 2 NAV gained 5.99% for the six months ended June 30, 2016, net of fees and expenses.

For the six months ended June 30, 2016, the Frontier Heritage Fund recorded net gain on investments of $1,194,432, net investment loss of $304,893, and total expenses of $304,893, resulting in a net increase in Owners’ capital from operations of $889,539. For the six months ended June 30, 2015, the Frontier Heritage Fund recorded net gain on investments of $277,639, net investment loss of $484,305, and total expenses of $484,305, resulting in a net decrease in Owners’ capital from operations of $206,665. The NAV per Unit, Class 1, increased from $124.27 at December 31, 2015 to $129.77 as of June 30, 2016. The NAV per Unit, Class 1AP, increased from $129.67 at December 31, 2015 to $137.45 as of June 30, 2016. The NAV per Unit, Class 2, increased from $173.54 to $183.94 as of June 30, 2016. Total Class 1 subscriptions and redemptions for the period were $19,931 and $330,771, respectively. The Class 1AP redemptions were $15,210 for the period. Total Class 2 redemptions for the period were $36,236. Ending capital, excluding Managing Owner Capital, at June 30, 2016 was $8,702,101 for Class 1, $46,823 for Class 1AP and $2,907,959 for Class 2. Ending capital, excluding Managing Owner Capital, at December 31, 2015 was $8,628,726 for Class 1, $58,523 for Class 1AP and $2,779,024 for Class 2.

The Frontier Heritage Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Three of the six sectors traded in the Frontier Heritage Fund were profitable in Q2 2016. Metals, Agriculturals and Interest Rates were positive for the quarter while Currencies, Energies and Stock Indices were negative for the quarter.

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

Value at Risk by Market Sectors

The following tables present the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of June 30, 2017 and December 31, 2016. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Equinox Frontier Diversified Fund:

	June 30, 2017		December 31, 2016
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$76,448	0.29%	$54,560	0.10%
Currencies	6,667,037	24.98%	6,695,287	11.86%
Stock Indices	66,190	0.25%	136,448	0.24%
Metals	52,195	0.20%	76,463	0.14%
Agriculturals/Softs	10,760	0.04%	56,026	0.10%
Energy	52,993	0.20%	34,416	0.06%
Total:	$6,925,623	25.94%	$7,053,200	12.50%

Equinox Frontier Long/Short Commodity Fund:

	June 30, 2017		December 31, 2016
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$656	0.00%	$(3,667)	-0.04%
Currencies	495,467	9.37%	4,103,478	44.30%
Stock Indices	598	0.01%	(4,847)	-0.05%
Metals	195	0.00%	(1,394)	-0.02%
Agriculturals/Softs	6	0.00%	(82)	0.00%
Energy	502	0.01%	(2,483)	-0.03%
Total:	$497,424	9.38%	$4,091,005	44.16%

Equinox Frontier Masters Fund:

	June 30, 2017		December 31, 2016
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$37,082	0.28%	$147,424	0.86%
Currencies	275,446	2.07%	846,815	4.93%
Stock Indices	31,958	0.24%	162,087	0.94%
Metals	26,564	0.20%	132,588	0.77%
Agriculturals/Softs	5,643	0.04%	80,299	0.47%
Energy	25,471	0.19%	102,721	0.60%
Total:	$402,164	3.03%	$1,471,934	8.57%

Equinox Frontier Balanced Fund:

	June 30, 2017		December 31, 2016
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$213,353	0.37%	$111,080	0.13%
Currencies	16,562,285	28.92%	16,050,306	19.50%
Stock Indices	97,771	0.17%	251,376	0.31%
Metals	121,436	0.21%	203,879	0.25%
Agriculturals/Softs	37,024	0.06%	310,953	0.38%
Energy	142,220	0.25%	59,842	0.07%
Total:	$17,174,089	29.98%	$16,987,436	20.64%

Equinox Frontier Select Fund:

	June 30, 2017		December 31, 2016
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$1,093	0.01%	$142,902	0.89%
Currencies	2,845,183	37.59%	3,767,631	23.44%
Stock Indices	996	0.01%	108,220	0.67%
Metals	324	0.00%	106,501	0.66%
Agriculturals/Softs	10	0.00%	56,513	0.35%
Energy	836	0.01%	101,803	0.63%
Total:	$2,848,442	37.63%	$4,283,570	26.64%

Equinox Frontier Winton Fund:

	June 30, 2017		December 31, 2016
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$253,332	0.84%	$181,898	0.45%
Currencies	1,943,541	6.45%	2,203,203	5.42%
Stock Indices	217,866	0.72%	496,922	1.22%
Metals	185,348	0.62%	291,318	0.72%
Agriculturals/Softs	39,871	0.13%	222,576	0.55%
Energy	173,289	0.58%	113,092	0.28%
Total:	$2,813,247	9.34%	$3,509,009	8.64%

Equinox Frontier Heritage Fund:

	June 30, 2017		December 31, 2016
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$42,436	0.45%	$35,111	0.34%
Currencies	3,348,978	35.17%	3,730,499	36.37%
Stock Indices	36,487	0.38%	91,176	0.89%
Metals	31,118	0.33%	52,124	0.51%
Agriculturals/Softs	6,703	0.07%	38,923	0.38%
Energy	29,015	0.30%	22,016	0.21%
Total:	$3,494,737	36.70%	$3,969,849	38.70%

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of June 30, 2017, by market sector.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chief Executive Officer and Principal Financial Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), for the Trust and each Series as of June 30, 2017 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon their evaluation, the Chief Executive Officer and Principal Financial Officer of the Managing Owner concluded that, as of the Evaluation Date, the disclosure controls and procedures for the Trust and each Series were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust and each Series required to be included in the Trust’s periodic SEC filing.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting for the quarter ended June 30, 2017.

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

The following table provides information regarding the sale of unregistered Units by the Trust for the three months ended June 30, 2017. The number of Units listed below for each transaction is the aggregate number of Units in the particular Series of the Trust purchased in such transaction. The consideration listed below for each transaction is, except as otherwise noted, the aggregate amount of cash paid for the Units purchased. For each transaction reported below, the price per Unit was NAV per Unit at the time of the transaction and the Managing Owner of the Trust was the purchaser of the Units. No underwriting discount or sales commission was paid or received with respect to any of the transactions reported below. The Trust claims an exemption from registration of each of the transactions listed below under Section 4(a)(2) of the Securities Act of 1933, as amended, as a sale by an issuer not involving a public offering.

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

Frontier Funds
(Registrant)

Date: August 14, 2017	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman of Frontier Fund Management LLC, the
Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Balanced Fund,
a Series of Frontier Funds
(Registrant)

Date: August 14, 2017	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman of Frontier Fund Management LLC, the
Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Heritage Fund,
a Series of Frontier Funds
(Registrant)

Date: August 14, 2017	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman of Frontier Fund Management LLC, the
Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Winton Fund,
a Series of Frontier Funds
(Registrant)

Date: August 14, 2017	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman of Frontier Fund Management LLC, the
Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Select Fund,
a Series of Frontier Funds
(Registrant)

Date: August 14, 2017	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman of Frontier Fund Management LLC, the
Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Long/Short Commodity Fund,
a Series of Frontier Funds
(Registrant)

Date: August 14, 2017	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman of Frontier Fund Management LLC, the
Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Diversified Fund,
a Series of Frontier Funds
(Registrant)

Date: August 14, 2017	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Masters Fund,
a Series of Frontier Funds
(Registrant)

Date: August 14, 2017	By:	/s/ Patrick J. Kane
Patrick J. Kane

Chairman of Frontier Fund Management LLC, the Managing Owner of Frontier Funds