Form 10-Q
period 2017-09-30
Frontier Funds; Frontier Balanced Fund; Frontier Diversified Fund; Frontier Heritage Fund; Frontier Long/Short Commodity Fund; Frontier Masters Fund; Frontier Select Fund; Frontier Winton Fund
filed 2017-11-14
CIK 1261379, 1389122, 1450720, 1389123, 1389128, 1450722, 1389125, 1389124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended September 30, 2017

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF SEPTEMBER 30, 2017, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

PART I. FINANCIAL INFORMATION

ITEM 1.	Series Financial Statements

The Series of Frontier Funds
Statements of Financial Condition
September 30, 2017 (Unaudited) and December 31, 2016

	Frontier		Frontier		Frontier
	Diversified Fund		Masters Fund		Long/Short Commodity Fund
	9/30/2017	12/31/2016	9/30/2017	12/31/2016	9/30/2017	12/31/2016

ASSETS

Cash and cash equivalents	$108,110	$674,227	$1,543,050	$546,509	$386,359	$—
U.S. Treasury securities, at fair value	114,067	6,525,280	1,628,063	4,313,843	407,645	—
Swap contracts, at fair value	6,571,635	8,637,847	—	—	410,372	4,220,468
Investments in private investment companies, at fair value	16,714,000	38,845,974	7,502,620	5,653,708	3,659,353	6,715,142
Investments in unconsolidated trading companies, at fair value	1,823,277	4,201,628	1,291,973	6,678,106	82,293	—
Interest receivable	748	121,792	10,668	80,516	2,671	—
Receivable from related parties	—	231,671	—	153,157	—	87,670
Other assets	36,187	—	—	—	—	—

Total Assets	$25,368,024	$59,238,419	$11,976,373	$17,425,839	$4,948,693	$11,023,280

LIABILITIES & CAPITAL

LIABILITIES
Owner redemptions payable	$231,198	$61,482	$—	$131,841	$73,028	$5,738
Management fees payable to Managing Owner	—	23,496	—	50,174	—	—
Interest payable to Managing Owner	—	—	—	—	9	—
Service fees payable to Managing Owner	70,896	15,193	18,635	9,037	1,572	3,542
Trading fees payable to Managing Owner	70,173	147,183	50,379	57,890	12,762	23,478
Payables to related parties	—	—	—	—	—	1,603,124
Advance on unrealized Swap Appreciation	2,500,000	2,500,000	—	—	115,000	115,000
Other liabilities	—	19,674	1,812	7,590	1,390	6,871

Total Liabilities	2,872,267	2,767,028	70,826	256,532	203,761	1,757,753

CAPITAL
Managing Owner - Class 2	31,477	460,196	91,161	336,691	12,053	299,889
Managing Owner - Class 2a	—	—	—	—	34,758	234,742
Managing Owner - Class 3	200,596	33,899	29,488	32,970	—	—
Managing Owner - Class 3a	—	—	—	—	1,791	11,715
Limited Owner - Class 1	3,352,300	5,189,420	2,949,731	5,361,626	—	—
Limited Owner - Class 1a	—	—	—	—	130,409	1,913,595
Limited Owner - Class 2	9,516,324	37,771,385	3,103,061	5,320,871	311,214	508,474
Limited Owner - Class 2a	—	—	—	—	433,066	728,453
Limited Owner - Class 3	9,395,060	13,016,491	5,732,106	6,117,149	2,558,912	4,405,863
Limited Owner - Class 3a	—	—	—	—	1,262,729	1,162,796

Total Owners’ Capital	22,495,757	56,471,391	11,905,547	17,169,307	4,744,932	9,265,527

Non-Controlling Interests	—	—	—	—	—	—

Total Capital	22,495,757	56,471,391	11,905,547	17,169,307	4,744,932	9,265,527

Total Liabilities and Capital	$25,368,024	$59,238,419	$11,976,373	$17,425,839	$4,948,693	$11,023,280

Units Outstanding
Class 1	30,448	44,569	29,673	47,531	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	1,566	20,628
Class 2	75,004	287,586	27,788	43,933	2,779	6,240
Class 2a	N/A	N/A	N/A	N/A	4,906	9,115
Class 3	81,132	105,869	53,731	51,297	20,968	33,685
Class 3a	N/A	N/A	N/A	N/A	12,672	10,925

Net Asset Value per Unit
Class 1	$110.10	$116.43	$99.41	$112.80	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	$83.26	$92.78
Class 2	$127.30	$132.94	$114.95	$128.78	$116.32	$129.56
Class 2a	N/A	N/A	N/A	N/A	$95.36	$105.67
Class 3	$118.27	$123.27	$107.23	$119.89	$122.04	$130.80
Class 3a	N/A	N/A	N/A	N/A	$99.79	$107.50

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Financial Condition
September 30, 2017 (Unaudited) and December 31, 2016

	Frontier Balanced Fund		Frontier Select Fund
	9/30/2017	12/31/2016	9/30/2017	12/31/2016
ASSETS

Cash and cash equivalents	$1,107,407	$1,083,579	$355,532	$432,021
U.S. Treasury securities, at fair value	1,168,419	9,770,117	375,120	2,912,611
Receivable from futures commission merchants	6,154,218	6,647,098	—	8,208,218
Open trade equity, at fair value	—	237,661	—	686,022
Swap contracts, at fair value	11,845,938	18,939,450	—	—
Investments in private investment companies, at fair value	31,750,183	45,305,273	4,940,214	—
Investments in unconsolidated trading companies, at fair value	2,751,967	5,965,331	549,656	3,910,866
Interest receivable	7,656	182,355	2,458	54,363
Receivable from related parties	—	346,875	—	103,407
Other assets	85,207	—	—	—

Total Assets	$54,870,995	$88,477,739	$6,222,980	$16,307,508

LIABILITIES & CAPITAL

LIABILITIES
Open trade deficit, at fair value	$159,734	$—	$—	$—
Owner redemptions payable	284,599	780,970	2,142	134,579
Management fees payable to Managing Owner	12,779	25,217	—	21,219
Interest payable to Managing Owner	3,271	21,606	874	3,518
Service fees payable to Managing Owner	139,793	129,956	16,650	25,966
Trading fees payable to Managing Owner	149,699	203,324	15,571	18,129
Risk analysis fees payable	9,431	1,155	—	2,303
Advance on unrealized Swap Appreciation	4,926,555	4,926,555	—	—
Other liabilities	—	89,585	6,076	11,939

Total Liabilities	5,685,861	6,178,368	41,313	217,653

CAPITAL
Managing Owner - Class 2	175,786	530,387	60,868	9,397
Managing Owner - Class 2a	321,613	209,112	—	—
Limited Owner - Class 1	39,265,876	56,955,371	5,422,744	10,540,702
Limited Owner - Class 1AP	570,654	677,181	19,118	29,897
Limited Owner - Class 2	7,272,668	21,871,170	678,937	1,402,043
Limited Owner - Class 2a	179,618	307,144	—	—
Limited Owner - Class 3a	1,398,919	1,749,006	—	—

Total Owners’ Capital	49,185,134	82,299,371	6,181,667	11,982,039

Non-Controlling Interests	—	—	—	4,107,816

Total Capital	49,185,134	82,299,371	6,181,667	16,089,855

Total Liabilities and Capital	$54,870,995	$88,477,739	$6,222,980	$16,307,508

Units Outstanding
Class 1	306,284	422,529	72,831	112,059
Class 1AP	4,048	4,671	233	296
Class 2	39,276	114,886	6,809	10,514
Class 2a	3,038	3,054	N/A	N/A
Class 3a	8,508	10,380	N/A	N/A

Net Asset Value per Unit
Class 1	$128.20	$134.80	$74.46	$94.06
Class 1AP	$140.98	$144.97	$81.88	$101.16
Class 2	$189.64	$194.99	$108.66	$134.25
Class 2a	$164.98	$169.05	N/A	N/A
Class 3a	$164.42	$168.49	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Financial Condition
September 30, 2017 (Unaudited) and December 31, 2016

	Frontier Winton Fund		Frontier Heritage Fund
	9/30/2017	12/31/2016	9/30/2017	12/31/2016
ASSETS

Cash and cash equivalents	$7,084,811	$1,628,208	$845,156	$382,499
U.S. Treasury securities, at fair value	7,475,143	15,533,863	891,719	3,701,890
Receivable from futures commission merchants	13,886,638	17,996,697	—	—
Open trade equity, at fair value	—	1,222,524	—	—
Investments in unconsolidated trading companies, at fair value	1,509,031	4,072,450	1,325,847	2,744,640
Investments in private investment companies, at fair value	—	—	2,186,171	—
Swap contracts, at fair value	—	—	2,877,501	8,391,414
Interest receivable	48,981	289,933	5,845	69,095
Receivable from related parties	—	551,508	—	131,430
Other assets	—	—	10,158	—

Total Assets	$30,004,604	$41,295,183	$8,142,397	$15,420,968

LIABILITIES & CAPITAL

LIABILITIES
Open trade deficit, at fair value	$460,234	$—	$—	$—
Owner redemptions payable	13,262	23,162	33,900	—
Management fees payable to Managing Owner	94,655	256,824	—	56,501
Interest payable to Managing Owner	—	30,730	2,175	7,420
Service fees payable to Managing Owner	49,008	39,370	13,736	16,457
Trading fees payable to Managing Owner	41,203	55,142	14,481	17,953
Risk analysis fees payable	26,057	12,215	—	—
Advance on unrealized Swap Appreciation	—	—	1,900,000	1,900,000
Other liabilities	113,299	2,880	—	18,085

Total Liabilities	797,718	420,323	1,964,292	2,016,416

CAPITAL
Managing Owner - Class 2	230,291	43,553	58,783	73,660
Limited Owner - Class 1	12,330,314	20,284,935	4,964,672	7,507,072
Limited Owner - Class 1AP	33,413	35,478	5,280	5,826
Limited Owner - Class 2	10,187,380	11,402,560	675,441	2,670,715

Total Owners’ Capital	22,781,398	31,766,526	5,704,176	10,257,273

Non-Controlling Interests	6,425,488	9,108,334	473,929	3,147,279

Total Capital	29,206,886	40,874,860	6,178,105	13,404,552

Total Liabilities and Capital	$30,004,604	$41,295,183	$8,142,397	$15,420,968

Units Outstanding
Class 1	86,649	131,283	46,843	62,779
Class 1AP	214	214	45	45
Class 2	52,429	54,251	4,707	15,946

Net Asset Value per Unit
Class 1	$142.30	$154.51	$105.99	$119.58
Class 1AP	$156.50	$166.17	$116.55	$128.60
Class 2	$198.70	$210.98	$155.97	$172.10

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Condensed Schedule of Investments (Unaudited)
September 30, 2017

		Frontier		Frontier		Frontier
		Diversified Fund		Masters Fund		Long/Short Commodity Fund
		Fair	% of Total Capital	Fair	% of Total Capital	Fair	% of Total Capital
Description		Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)
SWAPS (1)
	Frontier XXXV Diversified select swap (U.S.)	$6,571,635	29.21%	$—	—	$—	—
	Frontier XXXVII L/S select swap (U.S.)	—	—	—	—	410,372	8.65%
	Total Swaps	$6,571,635	29.21%	$—	—	$410,372	8.65%

PRIVATE INVESTMENT COMPANIES (3)
	Galaxy Plus Fund - Chesapeake Feeder Fund (518)	$722,633	3.21%	$865,329	7.27%	$288,063	6.07%
	Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	1,075,881	4.78%	1,175,471	9.87%	587,006	12.37%
	Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	1,249,419	5.55%	—	—	—	—
	Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	1,655,859	7.36%	—	—	—	—
	Galaxy Plus Fund - QIM Feeder Fund (526) LLC	3,211,147	14.27%	—	—	—	—
	Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	2,708,242	12.04%	—	—	—	—
	Galaxy Plus Fund - Quest Feeder Fund (517) LLC	330,973	1.47%	—	—	—	—
	Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	557,457	2.48%	—	—	—	—
	Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	5,043,730	22.42%	3,172,747	26.65%	1,310,893	27.63%
	Galaxy Plus Fund - TT Feeder Fund (531) LLC	—	0.00%	2,289,073	19.23%	—	—
	Galaxy Plus Fund - LRR Feeder Fund (522) LLC	158,659	0.71%	—	—	1,473,391	31.05%
	Total Private Investment Companies	$16,714,000	74.29%	$7,502,620	63.02%	$3,659,353	77.12%

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
	Frontier Trading Company XXXVIII, LLC	$23,027	0.10%	$328,662	2.76%	$82,293	1.73%
	Frontier Trading Company II, LLC	1,800,250	8.00%	963,311	8.09%	—	—
	Total Investment in Unconsolidated Trading Companies	$1,823,277	8.10%	$1,291,973	10.85%	$82,293	1.73%

U.S. TREASURY SECURITIES (2)
FACE VALUE		Fair Value		Fair Value		Fair Value
$9,000,000	US Treasury Note 6.875% due 08/15/2025 (Cost $12,218,715)	$114,067	0.51%	$1,628,063	13.67%	$407,645	8.59%
		$114,067	0.51%	$1,628,063	13.67%	$407,645	8.59%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value		Face Value
	US Treasury Note 6.875% due 08/15/2025 (2)	$85,123		$1,214,954		$304,209
		$85,123		$1,214,954		$304,209

Additional Disclosure on U.S. Treasury Securities		Cost		Cost		Cost
	US Treasury Note 6.875% due 08/15/2025 (2)	$115,566		$1,649,465		$413,004
		$115,566		$1,649,465		$413,004

(1)	See Note 4 to the Financial Statements.
(2)	See Note 2 to the Financial Statements.
(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Condensed Schedule of Investments (Unaudited)
September 30, 2017

		Frontier		Frontier
		Balanced Fund		Select Fund
		Fair	% of Total Capital	Fair	% of Total Capital
Description		Value	(Net Asset Value)	Value	(Net Asset Value)
LONG FUTURES CONTRACTS*
	Various base metals futures contracts (U.S.)	$71,619	0.15%	$—	0.00%
	Various energy futures contracts (U.S.)	955	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	3,399	0.01%	—	0.00%
	Various precious metal futures contracts (U.S.)	725	0.00%	—	0.00%
	Various soft futures contract (U.S.)	9,983	0.02%	—	0.00%
	Various stock index futures contracts (Canada)	8,187	0.02%	—	0.00%
	Various stock index futures contracts (Europe)	8,831	0.02%	—	0.00%
	Various stock index futures contracts (Far East)	(3,072)	-0.01%	—	0.00%
	Total Long Futures Contracts	$100,627	0.21%	$—	0.00%
SHORT FUTURES CONTRACTS*
	Various base metals futures contracts (U.S.)	$(95,364)	-0.19%	$—	—
	Various interest rates futures contracts (Europe)	8,214	0.02%	—	0.00%
	Various interest rates futures contracts (Canada)	60,696	0.12%	—	0.00%
	Various precious metal futures contracts (U.S.)	10,795	0.02%	—	0.00%
	Various soft futures contract (U.S.)	17,155	0.03%	—	0.00%
	Various soft futures contracts (Far East)	107	0.00%	—	0.00%
	Various soft futures contracts (Europe)	(1,248)	0.00%	—	0.00%
	Total Short Futures Contracts	$355	0.00%	$—	0.00%
CURRENCY FORWARDS*
	Various currency forwards contracts (NA)	$(260,716)	-0.53%	$—	0.00%
	Total Currency Forwards	$(260,716)	-0.53%	$—	0.00%
	Total Open Trade Equity (Deficit)	$(159,734)	-0.32%	$—	0.00%
SWAP (1)
	Frontier XXXIV Balanced select swap (U.S.)	$11,845,938	24.08%	$—	—
	Total Swap	$11,845,938	24.08%	$—	—

PRIVATE INVESTMENT COMPANIES (3)
	Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	$2,347,500	4.77%	$—	—
	Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	1,673,873	3.40%	—	—
	Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	2,499,087	5.08%	—	—
	Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	5,422,757	11.03%	—	—
	Galaxy Plus Fund - QIM Feeder Fund (526) LLC	5,589,051	11.36%	—	—
	Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	4,714,039	9.58%	—	—
	Galaxy Plus Fund - LRR Feeder Fund (522) LLC	397,037	0.81%	—	—
	Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	8,775,566	17.84%	2,732,714	44.21%
	Galaxy Plus Fund - TT Feeder Fund (531) LLC	—	0.00%	2,207,500	35.71%
	Galaxy Plus Fund - Quest Feeder Fund (517) LLC	331,273	0.67%	—	—
	Total Private Investment Companies	$31,750,183	64.54%	$4,940,214	79.92%

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
	Frontier Trading Company II, LLC	$2,516,095	5.12%	$—	—
	Frontier Trading Company XXXVIII, LLC	235,872	0.48%	75,727	1.23%
	Frontier Trading Company XXXIX, LLC	—	—	473,929	7.67%
	Total Investment in Unconsolidated Trading Companies	$2,751,967	5.60%	$549,656	8.90%

U.S. TREASURY SECURITIES (2)
FACE VALUE		Fair Value		Fair Value
$9,000,000	US Treasury Note 6.875% due 08/15/2025 (Cost $12,218,715)	1,168,419	2.38%	375,120	6.07%
		$1,168,419	2.38%	$375,120	6.07%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value
	US Treasury Note 6.875% due 08/15/2025 (2)	$871,942		$279,936
		$871,942		$279,936

Additional Disclosure on U.S. Treasury Securities		Cost		Cost
	US Treasury Note 6.875% due 08/15/2025 (2)	$1,183,778		$380,051
		$1,183,778		$380,051

*	Except for those items disclosed, no individual futures, or forwards position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Note 4 to the Financial Statements.
(2)	See Note 2 to the Financial Statements.
(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Condensed Schedule of Investments (Unaudited)
September 30, 2017

		Frontier		Frontier
		Winton Fund		Heritage Fund
		Fair	% of Total Capital	Fair	% of Total Capital
	Description	Value	(Net Asset Value)	Value	(Net Asset Value)
LONG FUTURES CONTRACTS*
	Various base metals futures contracts (U.S.)	$(72,467)	-0.25%	$—	—
	Various currency futures contracts (Canada)	(107,355)	-0.37%	—	—
	Various currency futures contracts (Oceanic)	(60,940)	-0.21%	—	—
	Various currency futures contracts (U.S.)	(58,760)	-0.20%	—	—
	Various currency futures contracts (Europe)	(75,098)	-0.26%	—	—
	Various energy futures contracts (U.S.)	55,813	0.19%	—	—
	Various interest rates futures contracts (Canada)	(2,271)	-0.01%	—	—
	Various interest rates futures contracts (Europe)	(189,816)	-0.65%	—	—
	Various interest rates futures contracts (Far East)	(46,634)	-0.16%	—	—
	Various interest rates futures contracts (Oceanic)	(38,210)	-0.13%	—	—
	Various interest rates futures contracts (U.S.)	(384,070)	-1.31%	—	—
	Various precious metal futures contracts (U.S.)	(105,765)	-0.36%	—	—
	Various soft futures contract (U.S.)	(36,290)	-0.12%	—	—
	Various soft futures contracts (Canada)	(413)	0.00%	—	—
	Various stock index futures contracts (Africa)	(176)	0.00%	—	—
	Various stock index futures contracts (Canada)	7,297	0.02%	—	—
	Various stock index futures contracts (Europe)	232,564	0.80%	—	—
	Various stock index futures contracts (Far East)	314,563	1.08%	—	—
	Various stock index futures contracts (Oceanic)	(7,241)	-0.02%	—	—
	Various stock index futures contracts (U.S.)	323,106	1.11%	—	—
	Total Long Futures Contracts	$(252,163)	-0.85%	$—	$—
SHORT FUTURES CONTRACTS*
	Various base metals futures contracts (U.S.)	$13,901	0.05%	$—	—
	Various currency futures contracts (Europe)	21,788	0.07%	—	—
	Various currency futures contracts (Far East)	324,593	1.11%	—	—
	Various energy futures contracts (U.S.)	(43,910)	-0.15%	—	—
	Various interest rates futures contracts (Canada)	(40)	0.00%	—	—
	Various interest rates futures contracts (Europe)	(27)	0.00%	—	—
	Various interest rates futures contracts (U.S.)	31,961	0.11%	—	—
	Various precious metal futures contracts (U.S.)	7,070	0.02%	—	—
	Various soft futures contract (Europe)	(815)	0.00%	—	—
	Various soft futures contract (U.S.)	193,737	0.66%	—	—
	Various stock index futures contracts (U.S.)	(458,500)	-1.57%	—	—
	Total Short Futures Contracts	$89,758	0.30%	$—	$—
CURRENCY FORWARDS*
	Various currency forwards contracts (NA)	$(297,829)	-1.02%	$—	—
	Total Currency Forwards	$(297,829)	-1.02%	$—	—
	Total Open Trade Equity (Deficit)	$(460,234)	-1.58%	$—	—
SWAP (1)
	Frontier Brevan Howard swap (U.S.)	$—	—	$2,877,501	46.58%
	Total Swap	$—	—	$2,877,501	46.58%

PRIVATE INVESTMENT COMPANIES (3)
	Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	$—	—	$2,186,171	35.39%
	Total Private Investment Companies	$—	—	$2,186,171	35.39%

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
	Frontier Trading Company II, LLC	$—	—	$1,145,833	18.55%
	Frontier Trading Company XXXVIII, LLC	1,509,031	5.17%	180,014	2.91%
	Total Investment in Unconsolidated Trading Companies	$1,509,031	5.17%	$1,325,847	21.46%

U.S. TREASURY SECURITIES (2)
FACE VALUE		Fair Value		Fair Value
$9,000,000	US Treasury Note 6.875% due 08/15/2025 (Cost $12,218,715)	$7,475,143	25.59%	$891,719	14.43%
		$7,475,143	25.59%	$891,719	14.43%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value
	US Treasury Note 6.875% due 08/15/2025 (2)	$5,578,384		$665,452
		$5,578,384		$665,452

Additional Disclosure on U.S. Treasury Securities		Cost		Cost
	US Treasury Note 6.875% due 08/15/2025 (2)	$7,573,409		$903,442
		$7,573,409		$903,442

*	Except for those items disclosed, no individual futures, or forwards contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Note 4 to the Financial Statements.
(2)	See Note 2 to the Financial Statements.
(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Condensed Schedule of Investments
December 31, 2016

		Frontier		Frontier		Frontier
		Diversified Fund		Masters Fund		Long/Short Commodity Fund
		Fair	% of Total Capital	Fair	% of Total Capital	Fair	% of Total Capital
Description		Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)
SWAPS (1)
	Frontier XXXV Diversified select swap (U.S.)	$8,637,847	15.30%	$—	—	$—	—
	Frontier XXXVII L/S select swap (U.S.)	—	—	—	—	4,220,468	45.55%
	Total Swaps	$8,637,847	15.30%	$—	—	$4,220,468	45.55%

PRIVATE INVESTMENT COMPANIES (3)
	Galaxy Plus Fund - Chesapeake Feeder Fund (518)	$6,399,628	11.33%	$3,455,090	20.12%	$1,610,890	17.39%
	Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	3,558,715	6.30%	2,198,618	12.81%	1,611,845	17.40%
	Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	2,412,065	4.27%	—	—	—	—
	Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	4,103,564	7.27%	—	—	—	—
	Galaxy Plus Fund - QIM Feeder Fund (526) LLC	7,819,114	13.85%	—	—	—	—
	Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	8,600,401	15.23%	—	—	—	—
	Galaxy Plus Fund - Quest Feeder Fund (517) LLC	2,996,494	5.31%	—	—	—	—
	Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	1,856,786	3.29%	—	—	—	—
	Galaxy Plus Fund - LRR Feeder Fund (522) LLC	1,099,207	1.95%	—	—	3,492,407	37.69%
	Total Private Investment Companies	$38,845,974	68.77%	$5,653,708	32.93%	$6,715,142	72.46%

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
	Frontier Trading Company XXXVIII, LLC	$1,710,707	3.03%	$1,130,943	6.59%	$—	—
	Frontier Trading Company XV, LLC	—	—	4,107,816	23.93%	—	—
	Frontier Trading Company II, LLC	2,490,921	4.41%	1,439,347	8.38%	—	—
	Total Investment in Unconsolidated Trading Companies	$4,201,628	7.44%	$6,678,106	38.90%	$—	0.00%

U.S. TREASURY SECURITIES (2)
FACE VALUE		Fair Value		Fair Value		Fair Value
$15,900,000	US Treasury Note 6.000% due 02/15/2026 (Cost $23,564,442)	$3,138,309	5.56%	$2,074,726	12.08%	$—	—
$16,400,000	US Treasury Note 6.875% due 08/15/2025 (Cost $22,950,579)	3,386,971	6.00%	2,239,117	13.04%	—	—
		$6,525,280	11.56%	$4,313,843	25.13%	$—	—

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value
	US Treasury Note 6.000% due 02/15/2026 (2)	$2,489,283		$1,645,658
	US Treasury Note 6.875% due 08/15/2025 (2)	2,567,563		1,697,408
		$5,056,846		$3,343,066

Additional Disclosure on U.S. Treasury Securities		Cost		Cost
	US Treasury Note 6.000% due 02/15/2026 (2)	$3,502,510		$2,315,499
	US Treasury Note 6.875% due 08/15/2025 (2)	3,596,193		2,377,432
		$7,098,703		$4,692,931

(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.
(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Condensed Schedule of Investments
December 31, 2016

		Frontier		Frontier
		Balanced Fund		Select Fund
		Fair	% of Total Capital	Fair	% of Total Capital
Description		Value	(Net Asset Value)	Value	(Net Asset Value)
LONG FUTURES CONTRACTS*
	Various base metals futures contracts (U.S.)	$11,675	0.01%	$56,169	0.35%
	Various currency futures contracts (Europe)	—	—	73,909	0.46%
	Various currency futures contracts (Far East)	—	—	1,360	0.01%
	Various currency futures contracts (Oceanic)	—	—	(41,946)	-0.26%
	Various currency futures contracts (U.S.)	39,959	0.05%	10,283	0.06%
	Various energy futures contracts (U.S.)	(10,780)	-0.01%	163,930	1.02%
	Various energy futures contracts (Europe)	—	—	4,150	0.03%
	Various energy futures contracts (Far East)	—	—	8,788	0.05%
	Various interest rates futures contracts (Canada)	—	—	(503)	0.00%
	Various interest rates futures contracts (Europe)	—	—	166,812	1.04%
	Various interest rates futures contracts (Oceanic)	—	—	444	0.00%
	Various interest rates futures contracts (U.S.)	—	—	18,191	0.11%
	Various precious metal futures contracts (Far East)	—	—	1,950	0.01%
	Various soft futures contract (Europe)	—	—	1,956	0.01%
	Various soft futures contract (Far East)	—	—	111	0.00%
	Various soft futures contract (U.S.)	—	—	(39,001)	-0.24%
	Various soft futures contracts (Far East)	—	—	2,808	0.02%
	Various soft futures contract (U.S.)	(54,314)	-0.07%	—	—
	Various stock index futures contracts (Canada)	—	—	1,894	0.01%
	Various stock index futures contracts (Europe)	3,375	0.00%	56,849	0.35%
	Various stock index futures contracts (Far East)	25,750	0.03%	31,540	0.20%
	Various stock index futures contracts (Oceanic)	—	—	4,760	0.03%
	Various stock index futures contracts (U.S.)	(29,115)	-0.04%	(53,378)	-0.33%
	Total Long Futures Contracts	$(13,450)	-0.03%	$471,076	2.93%
SHORT FUTURES CONTRACTS*
	Various base metals futures contracts (U.S.)	$81,563	0.10%	$(29,896)	-0.19%
	Various currency futures contracts (Canada)	—	—	195	0.00%
	Various currency futures contracts (Europe)	—	—	85,470	0.53%
	Various currency futures contracts (Far East)	—	—	19,041	0.12%
	Various currency futures contracts (Oceanic)	—	—	4,623	0.03%
	Various currency futures contracts (U.S.)	—	—	(8,460)	-0.05%
	Various interest rates futures contracts (Canada)	6,253	0.01%	155	0.00%
	Various interest rates futures contracts (Europe)	—	—	(8,823)	-0.05%
	Various interest rates futures contracts (Far East)	686	0.00%	(6,019)	-0.04%
	Various interest rates futures contracts (Oceanic)	26,568	0.03%	(1,211)	-0.01%
	Various interest rates futures contracts (U.S.)	—	—	45,201	0.28%
	Various precious metal futures contracts (U.S.)	4,790	0.01%	29,150	0.18%
	Various soft futures contract (U.S.)	110,548	0.13%	—	0.00%
	Various soft futures contracts (Europe)	53,851	0.07%	14,154	0.09%
	Various soft futures contracts (U.S.)	15,398	0.02%	46,657	0.29%
	Various stock index futures contracts (Africa)	2,440	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	—	—	(2,802)	-0.02%
	Various stock index futures contracts (Far East)	—	—	(2,456)	-0.02%
	Various stock index futures contracts (U.S.)	—	—	23,255	0.14%
	Total Short Futures Contracts	$302,097	0.37%	$208,234	1.29%
CURRENCY FORWARDS*
	Various currency forwards contracts (NA)	$(50,986)	-0.06%	$6,712	0.04%
	Total Currency Forwards	$(50,986)	-0.06%	$6,712	0.04%
	Total Open Trade Equity (Deficit)	$237,661	0.28%	$686,022	4.26%
SWAP (1)
	Frontier XXXIV Balanced select swap (U.S.)	$18,939,450	23.01%	$—	—
	Total Swap	$18,939,450	23.01%	$—	—

PRIVATE INVESTMENT COMPANIES (3)
	Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	$4,190,798	5.09%	$—	—
	Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	2,786,543	3.39%	—	—
	Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	4,114,892	5.00%	—	—
	Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	7,071,313	8.59%	—	—
	Galaxy Plus Fund - QIM Feeder Fund (526) LLC	12,623,819	15.34%	—	—
	Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	10,626,274	12.91%	—	—
	Galaxy Plus Fund - LRR Feeder Fund (522) LLC	2,989,088	3.63%	—	—
	Galaxy Plus Fund - Quest Feeder Fund (517) LLC	902,546	1.10%	—	—
	Total Private Investment Companies	$45,305,273	55.05%	$—	—

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
	Frontier Trading Company II, LLC	$3,403,939	4.14%	$—	—
	Frontier Trading Company XXXVIII, LLC	2,561,392	3.11%	763,587	4.75%
	Frontier Trading Company XXXIX, LLC	—	—	3,147,279	19.56%
	Total Investment in Unconsolidated Trading Companies	$5,965,331	7.25%	$3,910,866	24.31%

U.S. TREASURY SECURITIES (2)
FACE VALUE		Fair Value		Fair Value
$15,900,000	US Treasury Note 6.000% due 02/15/2026 (Cost $23,564,442)	$4,698,901	5.71%	$1,400,809	8.71%
$16,400,000	US Treasury Note 6.875% due 08/15/2025 (Cost $22,950,579)	5,071,216	6.16%	1,511,802	9.40%
		$9,770,117	11.87%	$2,912,611	18.10%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value
	US Treasury Note 6.000% due 02/15/2026 (2)	$3,727,134		$1,111,111
	US Treasury Note 6.875% due 08/15/2025 (2)	3,844,339		1,146,052
		$7,571,473		$2,257,163

Additional Disclosure on U.S. Treasury Securities		Cost		Cost
	US Treasury Note 6.000% due 02/15/2026 (2)	$5,244,210		$1,563,373
	US Treasury Note 6.875% due 08/15/2025 (2)	5,384,478		1,605,189
		$10,628,688		$3,168,562

*	Except for those items disclosed, no individual futures, or forwards position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.
(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Condensed Schedule of Investments
December 31, 2016

		Frontier		Frontier
		Winton Fund		Heritage Fund
		Fair	% of Total Capital	Fair	% of Total Capital
	Description	Value	(Net Asset Value)	Value	(Net Asset Value)
LONG FUTURES CONTRACTS*
	Various base metals futures contracts (U.S.)	$(88,088)	-0.22%	$—	—
	Various energy futures contracts (U.S.)	65,612	0.16%	—	—
	Various interest rates futures contracts (Europe)	88,638	0.22%	—	—
	Various interest rates futures contracts (Oceanic)	(341)	0.00%	—	—
	Various interest rates futures contracts (U.S.)	7,094	0.02%	—	—
	Various precious metal futures contracts (U.S.)	(3,860)	-0.01%	—	—
	Various soft futures contract (U.S.)	(84,938)	-0.21%	—	—
	Various soft futures contracts (Canada)	(2,131)	-0.01%	—	—
	Various stock index futures contracts (Canada)	(969)	0.00%	—	—
	Various stock index futures contracts (Europe)	242,128	0.59%	—	—
	Various stock index futures contracts (Far East)	305,316	0.75%	—	—
	Various stock index futures contracts (Oceanic)	57,116	0.14%	—	—
	Various stock index futures contracts (U.S.)	(201,831)	-0.49%	—	—
	Total Long Futures Contracts	$383,746	0.94%	$—	—
SHORT FUTURES CONTRACTS*
	Various base metals futures contracts (U.S.)	$(252,279)	-0.62%	$—	—
	Various currency futures contracts (Canada)	11,540	0.03%	—	—
	Various currency futures contracts (Europe)	272,806	0.67%	—	—
	Various currency futures contracts (Far East)	168,888	0.41%	—	—
	Various currency futures contracts (Oceanic)	2,980	0.01%	—	—
	Various currency futures contracts (U.S.)	9,590	0.02%	—	—
	Various energy futures contracts (U.S.)	(82,280)	-0.20%	—	—
	Various interest rates futures contracts (Canada)	(1,012)	0.00%	—	—
	Various interest rates futures contracts (Europe)	(8,794)	-0.02%	—	—
	Various interest rates futures contracts (Far East)	(11,060)	-0.03%	—	—
	Various interest rates futures contracts (Oceanic)	(2,831)	-0.01%	—	—
	Various interest rates futures contracts (U.S.)	127,078	0.31%	—	—
	Various precious metal futures contracts (U.S.)	174,345	0.43%	—	—
	Various soft futures contract (Europe)	44,780	0.11%	—	—
	Various soft futures contract (U.S.)	291,378	0.71%	—	—
	Various stock index futures contracts (Africa)	2,019	0.00%	—	—
	Various stock index futures contracts (U.S.)	(7,228)	-0.02%	—	—
	Total Short Futures Contracts	$739,920	1.80%	$—	—
CURRENCY FORWARDS*
	Various currency forwards contracts (NA)	$98,858	0.24%	$—	—
	Total Currency Forwards	$98,858	0.24%	$—	—
	Total Open Trade Equity (Deficit)	$1,222,524	2.98%	$—	—
SWAP (1)
	Frontier Brevan Howard swap (U.S.)	$—	—	$8,391,414	62.60%
	Total Swap	$—	—	$8,391,414	62.60%

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
	Frontier Trading Company II, LLC	$—	—	$1,774,130	13.24%
	Frontier Trading Company XXXVIII, LLC	4,072,450	9.96%	970,510	7.24%
	Total Investment in Unconsolidated Trading Companies	$4,072,450	9.96%	$2,744,640	20.48%

U.S. TREASURY SECURITIES (2)
FACE VALUE		Fair Value		Fair Value
$15,900,000	US Treasury Note 6.000% due 02/15/2026 (Cost $23,564,442)	$7,470,952	18.28%	$1,780,410	13.28%
$16,400,000	US Treasury Note 6.875% due 08/15/2025 (Cost $22,950,579)	8,062,911	19.73%	1,921,480	14.33%
		$15,533,863	38.00%	$3,701,890	27.61%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value
	US Treasury Note 6.000% due 02/15/2026 (2)	$5,925,905		$1,412,208
	US Treasury Note 6.875% due 08/15/2025 (2)	6,112,254		1,456,617
		$12,038,159		$2,868,825

Additional Disclosure on U.S. Treasury Securities		Cost		Cost
	US Treasury Note 6.000% due 02/15/2026 (2)	$8,337,960		$1,987,027
	US Treasury Note 6.875% due 08/15/2025 (2)	8,560,976		2,040,174
		$16,898,936		$4,027,201

*	Except for those items disclosed, no individual futures, or forwards contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.
(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Operations
For the Three Months Ended September 30, 2017 and 2016
(Unaudited)

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund

	9/30/2017	9/30/2016	9/30/2017	9/30/2016	9/30/2017	9/30/2016

Investment income:
Interest - net	$1,825	$31,817	$13,174	$23,296	$—	$—

Total Income	1,825	31,817	13,174	23,296	—	—

Expenses:
Incentive Fees (rebate)	—	—	—	—	—	—
Management Fees	13,509	40,434	26,862	—	—	6,851
Service Fees - Class 1	24,584	36,250	19,585	33,907	1,867	14,402
Trading Fees	221,452	322,895	151,229	114,515	40,897	37,307
Other Fees	—	4,969	—	—	(2,428)	6,787

Total Expenses	259,545	404,548	197,676	148,422	40,336	65,347

Investment (loss) - net	(257,720)	(372,731)	(184,502)	(125,126)	(40,336)	(65,347)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	—	—	—		—	—
Net unrealized gain/(loss) on private investment companies	(581,919)	(560,053)	(284,393)	295,116	2,553	(432,935)
Net realized gain/(loss) on private investment companies	475,572	—	152,190	—	22,256	—
Net change in open trade equity/(deficit)	—	—	—	—	—	—
Net unrealized gain/(loss) on swap contracts	145,433	302,129	—	—	50,384	113,899
Net realized gain/(loss) on U.S. Treasury securities	—	432,470	—	207,576	—	(139,693)
Net unrealized gain/(loss) on U.S. Treasury securities	(3,031)	(612,891)	(5,333)	(306,776)	(1,069)	288,423
Trading commissions	—	(19)	—	(11)	—	—
Change in fair value of investments in unconsolidated trading companies	32,229	(51,825)	31,473	(129,127)	(1,334)	(93,510)

Net gain/(loss) on investments	68,284	(490,189)	(106,063)	66,778	72,790	(263,816)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(189,436)	(862,920)	(290,565)	(58,348)	32,454	(329,163)

Less: Operations attributable to non-controlling interests	—	—	—	—	—	—

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(189,436)	$(862,922)	$(290,565)	$(58,348)	$32,454	$(329,162)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(1.63)	$(2.27)	$(2.98)	$(0.81)	N/A	N/A
Class 1a	N/A	N/A	.	N/A	$(0.37)	$(3.21)
Class 2	$(1.32)	$(1.98)	$(2.95)	$(0.31)	$(0.03)	$(4.99)
Class 2a	N/A	N/A	N/A	N/A	$(0.03)	$(3.49)
Class 3	$(1.15)	$(1.75)	$(2.67)	$(0.20)	$(0.02)	$(3.68)
Class 3a	N/A	N/A	N/A	N/A	$0.03	$(2.15)

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds
Statements of Operations
For the Three Months Ended September 30, 2017 and 2016
(Unaudited)

	Frontier Balanced Fund		Frontier Select Fund

	9/30/2017	9/30/2016	9/30/2017	9/30/2016

Investment income:
Interest - net	$8,254	$2,752	$—	$—

Total Income/(loss)	8,254	2,752	—	—

Expenses:
Incentive Fees (rebate)	—	(1,112)	—	4,472
Management Fees	25,760	37,214	—	96,115
Risk analysis Fees	5,009	—	—	—
Service Fees - Class 1	323,572	436,232	46,479	85,059
Trading Fees	462,275	189,199	39,673	46,641
Other Fees	—	(484)	—	—

Total Expenses	816,616	661,050	86,152	232,287

Investment (loss) - net	(808,362)	(658,298)	(86,152)	(232,287)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	82,008	443,663	—	1,484,728
Net unrealized gain/(loss) on private investment companies	(727,964)	1,093,755	(246,067)	—
Net realized gain/(loss) on private investment companies	689,463	—	(47,803)	—
Net change in open trade equity/(deficit)	(84,039)	(444,342)	—	(1,318,406)
Net unrealized gain/(loss) on swap contracts	356,572	573,120	—
Net realized gain/(loss) on U.S. Treasury securities	—	625,489	—	119,041
Net unrealized gain/(loss) on U.S. Treasury securities	(3,909)	(1,045,152)	1,751	(195,939)
Trading commissions	(8,224)	(20,037)	—	(12,109)
Change in fair value of investments in unconsolidated trading companies	63,498	(381,152)	45,390	(67,155)

Net gain/(loss) on investments	367,405	845,344	(246,729)	10,160

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(440,957)	187,046	(332,881)	(222,127)

Less: Operations attributable to non-controlling interests	—	(56,815)	—	12,448

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(440,957)	$243,862	$(332,881)	$(234,575)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(1.64)	$0.02	$(4.33)	$(1.86)
Class 1AP	$(0.73)	$1.08	$(4.02)	$(1.18)
Class 2	$(0.98)	$1.46	$(5.45)	$(1.57)
Class 2a	$(0.79)	$1.41	N/A	N/A
Class 3a	$(0.80)	$1.40	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds
Statements of Operations
For the Three Months Ended September 30, 2017 and 2016
(Unaudited)

	Frontier Winton Fund		Frontier Heritage Fund

	9/30/2017	9/30/2016	9/30/2017	9/30/2016

Investment income:
Interest - net	$19,732	$—	$—	$—

Total Income	19,732	—	—	—

Expenses:
Incentive Fees (rebate)	—	—	—	—
Management Fees	188,835	361,683	43,021	23,697
Risk analysis Fees	26,057	—	—	—
Service Fees - Class 1	99,725	180,394	40,954	61,333
Trading Fees	127,661	78,021	36,907	20,665
Other Fees	—	—	—	—

Total Expenses	442,278	620,098	120,882	105,695

Investment (loss) - net	(422,546)	(620,098)	(120,882)	(105,695)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(276,209)	3,557,298	—	—
Net unrealized gain/(loss) on private investment companies	—	—	(120,769)	—
Net change in open trade equity/(deficit)	775,332	(4,733,320)	—	—
Net unrealized gain/(loss) on swap contracts	—	—	110,814	(132,438)
Net realized gain/(loss) on U.S. Treasury securities	—	779,554	—	134,865
Net unrealized gain/(loss) on U.S. Treasury securities	(11,591)	(1,183,108)	238	(229,909)
Trading commissions	(15,820)	(4,870)	—	(7)
Change in fair value of investments in unconsolidated trading companies	(31,155)	(199,121)	36,791	(158,995)

Net gain/(loss) on investments	440,557	(1,783,567)	27,074	(386,484)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	18,011	(2,403,665)	(93,808)	(492,179)

Less: Operations attributable to non-controlling interests	214,425	(760,235)	53,727	(62,514)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(196,414)	$(1,643,430)	$(147,535)	$(429,665)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(1.79)	$(8.31)	$(2.99)	$(5.13)
Class 1AP	$(0.76)	$(7.46)	$(2.39)	$(4.41)
Class 2	$(0.96)	$(9.47)	$(3.21)	$(5.89)

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Operations
For the Nine Months Ended September 30, 2017 and 2016
(Unaudited)

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund

	9/30/2017	9/30/2016	9/30/2017	9/30/2016	9/30/2017	9/30/2016

Investment income:
Interest - net	$99,222	$312,594	$72,591	$116,817	$—	$37,213

Total Income	99,222	312,594	72,591	116,817	—	37,213

Expenses:
Incentive Fees (rebate)	(63,508)	1,052,255	—	242,029	(87,670)	134,601
Management Fees	69,251	456,530	150,767	282,097	—	192,764
Service Fees - Class 1	110,769	171,729	72,519	117,919	12,838	47,975
Trading Fees	1,154,233	1,031,618	527,813	374,686	183,990	130,908
Other Fees	1,766	6,131	1,792	—	22,548	9,287

Total Expenses	1,272,511	2,718,263	752,891	1,016,731	131,706	515,535

Investment (loss) - net	(1,173,289)	(2,405,669)	(680,300)	(899,914)	(131,706)	(478,322)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	—	—	—	—	—	(90,214)
Net unrealized gain/(loss) on private investment companies	(207,161)	(11,465)	(977,064)	41,047	(329,330)	(627,398)
Net realized gain/(loss) on private investment companies	1,567,660	—	429,868	—	(4,741)	—
Net change in open trade equity/(deficit)	—	—	—	—	—	693,263
Net unrealized gain/(loss) on swap contracts	147,788	(1,450,864)	—	—	39,954	(74,005)
Net realized gain/(loss) on U.S. Treasury securities	(354,609)	1,851,345	(286,742)	476,517	227,895	(23,463)
Net unrealized gain/(loss) on U.S. Treasury securities	569,536	(625,858)	328,820	48,672	(212,189)	413,876
Trading commissions	—	(63)	—	(21)	—	(1,091)
Change in fair value of investments in unconsolidated trading companies	(311,775)	3,336,074	(366,569)	1,762,116	47,097	(155,968)

Net gain/(loss) on investments	1,411,439	3,099,169	(871,687)	2,328,331	(231,314)	135,000

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	238,150	693,500	(1,551,987)	1,428,417	(363,020)	(343,322)

Less: Operations attributable to non-controlling interests	—	—	—	—	—	131,876

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$238,150	$693,500	$(1,551,987)	$1,428,417	$(363,020)	$(475,198)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(6.33)	$0.27	$(13.39)	$6.17	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	$(9.52)	$(5.02)
Class 2	$(5.64)	$2.03	$(13.83)	$8.70	$(13.24)	$(6.54)
Class 2a	N/A	N/A	N/A	N/A	$(10.31)	$(4.42)
Class 3	$(5.00)	$2.11	$(12.66)	$8.32	$(8.76)	$(5.37)
Class 3a	N/A	N/A	N/A	N/A	$(7.71)	$(3.39)

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds
Statements of Operations
For the Nine Months Ended September 30, 2017 and 2016
(Unaudited)

	Frontier Balanced Fund		Frontier Select Fund

	9/30/2017	9/30/2016	9/30/2017	9/30/2016

Investment income:
Interest - net	$9,415	$15,992	$—	$—

Total Income/(loss)	9,415	15,992	—	—

Expenses:
Incentive Fees (rebate)	—	1,424,421	—	44,339
Management Fees	102,297	435,792	102,047	234,838
Risk analysis Fees	12,566	—	6,829	—
Service Fees - Class 1	1,106,847	1,371,259	176,247	264,208
Trading Fees	1,625,446	505,657	137,940	96,943
Other Fees	190,804	997	(5,094)	—

Total Expenses	3,037,960	3,738,126	417,969	640,328

Investment (loss) - net	(3,028,545)	(3,722,134)	(417,969)	(640,328)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(569,161)	3,150,505	(695,436)	2,104,061
Net unrealized gain/(loss) on private investment companies	(1,919,200)	940,225	(779,294)	—
Net realized gain/(loss) on private investment companies	3,954,532	—	(45,798)	—
Net change in open trade equity/(deficit)	(403,237)	22,575	(145,848)	275,957
Net unrealized gain/(loss) on swap contracts	420,488	(2,570,811)	—	—
Net realized gain/(loss) on U.S. Treasury securities	(228,904)	2,885,429	(170,783)	70,924
Net unrealized gain/(loss) on U.S. Treasury securities	483,160	(1,086,605)	202,502	(7,665)
Trading commissions	(51,477)	(149,493)	(46,591)	(75,329)
Change in fair value of investments in unconsolidated trading companies	(373,803)	3,613,499	(319,255)	184,396

Net gain/(loss) on investments	1,312,398	6,805,324	(2,000,503)	2,552,344

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(1,716,147)	3,083,190	(2,418,472)	1,912,016

Less: Operations attributable to non-controlling interests	—	674,253	(432,628)	1,005,265

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(1,716,147)	$2,408,937	$(1,985,844)	$906,751

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(6.60)	$2.49	$(19.60)	$5.91
Class 1AP	$(3.99)	$5.72	$(19.28)	$8.47
Class 2	$(5.35)	$7.69	$(25.59)	$11.24
Class 2a	$(4.07)	$7.47	N/A	N/A
Class 3a	$(4.07)	$7.44	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds
Statements of Operations
For the Nine Months Ended September 30, 2017 and 2016
(Unaudited)

	Frontier Winton Fund		Frontier Heritage Fund

	9/30/2017	9/30/2016	9/30/2017	9/30/2016

Investment income:
Interest - net	$19,732	$176	$—	$—

Total Income	19,732	176	—	—

Expenses:
Incentive Fees (rebate)	(49,790)	99,067	(4,603)	9,072
Management Fees	677,921	902,598	160,879	147,416
Risk analysis Fees	96,830	—	—	—
Service Fees - Class 1	368,816	530,072	141,741	192,759
Trading Fees	431,025	211,237	146,164	61,341
Other Fees	7,074	—	1,732	—

Total Expenses	1,531,876	1,742,974	445,913	410,588

Investment (loss) - net	(1,512,144)	(1,742,798)	(445,913)	(410,588)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	1,053,217	3,601,350	—	—
Net unrealized gain/(loss) on private investment companies	—	—	(120,769)	—
Net change in open trade equity/(deficit)	(1,630,449)	(124,271)	—	—
Net unrealized gain/(loss) on swap contracts	—	—	(513,913)	539,597
Net realized gain/(loss) on U.S. Treasury securities	(1,104,301)	1,975,992	(211,694)	389,452
Net unrealized gain/(loss) on U.S. Treasury securities	1,194,837	(837,849)	291,328	(151,373)
Trading commissions	(44,385)	(50,345)	—	(7,016)
Change in fair value of investments in unconsolidated trading companies	(334,372)	(1,285,060)	(170,930)	37,288

Net gain/(loss) on investments	(865,453)	3,279,817	(725,978)	807,948

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(2,377,597)	1,537,019	(1,171,891)	397,360

Less: Operations attributable to non-controlling interests	(352,116)	1,438,421	(249,164)	269,675

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(2,025,481)	$98,598	$(922,727)	$127,685

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(12.21)	$(0.95)	$(13.59)	$0.37
Class 1AP	$(9.67)	$2.91	$(12.05)	$3.37
Class 2	$(12.28)	$3.69	$(16.13)	$4.51

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Changes in Owners’ Capital
For the Nine Months Ended September 30, 2017
(Unaudited)

	Frontier Diversified Fund								Frontier Masters Fund
	Class 1	Class 1	Class 2	Class 2	Class 3	Class 3			Class 1	Class 2	Class 2	Class 3	Class 3
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total
Owners’ Capital, December 31, 2016	$—	$5,189,420	$460,196	$37,771,385	$33,899	$13,016,491	$—	$56,471,391	$5,361,626	$336,691	$5,320,871	$32,970	$6,117,149	$—	$17,169,307

Sale of Units	—	3,063	—	599,571	182,372	—	—	785,006	2,610	—	65,000	—	—	—	67,610
Redemption of Units	—	(477,852)	(160,669)	(29,887,283)	—	(4,472,986)	—	(34,998,790)	(404,555)	(209,040)	(1,893,160)	—	(1,272,628)	—	(3,779,383)
Transfer of Units In(Out)	—	(1,174,984)	—	—	—	1,174,984	—	—	(1,571,804)	—	—	—	1,571,804	—	—
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Change in control of ownership - Private investment companies	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Payment made by the Managing Owner	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	—	(187,347)	(268,050)	1,032,651	(15,675)	(323,429)	—	238,150	(438,146)	(36,490)	(389,650)	(3,482)	(684,219)	—	(1,551,987)

Owners’ Capital, September 30, 2017	$—	$3,352,300	$31,477	$9,516,324	$200,596	$9,395,060	$—	$22,495,757	$2,949,731	$91,161	$3,103,061	$29,488	$5,732,106	$—	$11,905,547

Owners’ Capital - Units, December 31, 2016	—	44,569	3,462	284,124	275	105,594			47,530	2,615	41,318	275	51,022

Sale of Units (including transfers)	—	26	—	4,572	1,421	8,264			23	—	505	—	11,008
Redemption of Units (including transfers)	—	(14,148)	(3,215)	(213,940)	—	(34,422)			(17,880)	(1,822)	(14,828)	—	(8,574)

Owners’ Capital - Units, September 30, 2017	—	30,448	247	74,757	1,696	79,436			29,673	793	26,995	275	53,456

				(1)		(1)					(1)		(1)
Net asset value per unit at December 31, 2016		$116.43		$132.94		$123.27			$112.80		$128.78		$119.89

Change in net asset value per unit for the Nine months ended September 30, 2017		(6.33)		(5.64)		(5.00)			(13.39)		(13.83)		(12.66)

Net asset value per unit at September 30, 2017		$110.10		$127.30		$118.27			$99.41		$114.95		$107.23

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Changes in Owners’ Capital
For the Nine Months Ended September 30, 2017
(Unaudited)

	Frontier Long/Short Commodity Fund

	Class 2		Class 3	Class 1a	Class 2a		Class 3a
	Managing Owner	Limited Owners	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total

Owners’ Capital, December 31, 2016	$299,889	$508,474	$4,405,863	$1,913,595	$234,742	$728,453	$11,715	$1,162,796	—	$9,265,527

Sale of Units	—	—	—	—	—	—	—	—	—	—
Redemption of Units	(266,500)	(193,879)	(1,665,875)	(732,606)	(210,852)	(239,880)	(10,565)	(837,418)	—	(4,157,575)
Transfer of Units In(Out)	—	—	—	(1,051,248)	—	—	—	1,051,248	—	—
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	—	—
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(21,336)	(3,381)	(181,076)	668	10,868	(55,507)	641	(113,897)	—	(363,020)

Owners’ Capital, September 30, 2017	$12,053	$311,214	$2,558,912	$130,409	$34,758	$433,066	$1,791	$1,262,729	$—	$4,744,932

Owners’ Capital - Units, December 31, 2016	2,316	3,924	33,685	20,628	2,222	6,893	109	10,816

Sale of Units (including transfers)	—	—	—	—	—	—	—	8,513
Redemption of Units (including transfers)	(2,212)	(1,249)	(12,717)	(19,062)	(1,858)	(2,351)	(91)	(6,675)

Owners’ Capital - Units, September 30, 2017	104	2,675	20,968	1,566	364	4,542	18	12,654

		(1)				(1)		(1)
Net asset value per unit at December 31, 2016		$129.56	$130.80	$92.78		$105.67		$107.50

Change in net asset value per unit for the Nine months ended September 30, 2017		(13.24)	(8.76)	(9.52)		(10.31)		(7.71)

Net asset value per unit at September 30, 2017		$116.32	$122.04	$83.26		$95.36		$99.79

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Changes in Owners’ Capital
For the Nine Months Ended September 30, 2017
(Unaudited)

	Frontier Balanced Fund
	Class 1	Class 1AP	Class 2		Class 2a		Class 3a

	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Non-Controlling Interests	Total

Owners’ Capital, December 31, 2016	$56,955,371	$677,181	$530,387	$21,871,170	$209,112	$307,144	$1,749,006	$—	$82,299,371

Sale of Units	34,027	—	—	4,937	123,835	—	—	—	162,799
Redemption of Units	(15,765,084)	(92,739)	(75,000)	(15,181,156)	—	(122,954)	(323,956)	—	(31,560,889)
Transfer of Units In(Out)	—	—	—	—	—	—	—	—	—
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	—
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(1,958,438)	(13,788)	(279,601)	577,717	(11,334)	(4,572)	(26,131)	—	(1,716,147)

Owners’ Capital, September 30, 2017	$39,265,876	$570,654	$175,786	$7,272,668	$321,613	$179,618	$1,398,919	$—	$49,185,134

Owners’ Capital - Units, December 31, 2016	422,530	4,671	2,720	112,166	1,237	1,817	10,380

Sale of Units (including transfers)	255	—	—	25	712	—	—
Redemption of Units (including transfers)	(116,501)	(623)	(1,793)	(73,842)	—	(728)	(1,872)

Owners’ Capital - Units, September 30, 2017	306,284	4,048	927	38,349	1,949	1,089	8,508

				(1)		(1)
Net asset value per unit at December 31, 2016	$134.80	$144.97		$194.99		$169.05	$168.49

Change in net asset value per unit for the Nine months ended September 30, 2017	(6.60)	(3.99)		(5.35)		(4.07)	(4.07)

Net asset value per unit at September 30, 2017	$128.20	$140.98		$189.64		$164.98	$164.42

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Changes in Owners’ Capital
For the Nine Months Ended September 30, 2017
(Unaudited)

	Frontier Select Fund						Frontier Winton Fund						Frontier Heritage Fund
	Class 1	Class 1AP	Class 2				Class 1	Class 1AP	Class 2				Class 1	Class 1AP	Class 2
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total

Owners’ Capital, December 31, 2016	$10,540,702	$29,897	$9,397	$1,402,043	$4,107,816	$16,089,855	$20,284,935	$35,478	$43,553	$11,402,560	$9,108,334	$40,874,860	$7,507,072	$5,826	$73,660	$2,670,715	$3,147,279	$13,404,552

Sale of Units	1,467	—	98,345	—	—	99,812	16,141	—	267,829	—	—	283,970	9,861	—	24,575	—	—	34,436
Redemption of Units	(3,380,914)	(6,074)	(30,300)	(497,052)	—	(3,914,340)	(6,612,116)	—	(60,000)	(571,501)	—	(7,243,617)	(1,808,099)	—	(31,000)	(1,825,707)	—	(3,664,806)
Change in control of ownership - Trading Companies	—	—	—	—	(3,675,188)	(3,675,188)	—	—	—	—	(2,330,730)	(2,330,730)	—	—	—	—	(2,424,186)	(2,424,186)
Operations attributable to non-controlling interests	—	—	—	—	(432,628)	(432,628)	—	—	—	—	(352,116)	(352,116)	—	—	—	—	(249,164)	(249,164)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(1,738,511)	(4,705)	(16,574)	(226,054)	—	(1,985,844)	(1,358,646)	(2,065)	(21,091)	(643,679)	—	(2,025,481)	(744,162)	(546)	(8,452)	(169,567)	—	(922,727)

Owners’ Capital, September 30, 2017	$5,422,744	$19,118	$60,868	$678,937	$—	$6,181,667	$12,330,314	$33,413	$230,291	$10,187,380	$6,425,488	$29,206,886	$4,964,672	$5,280	$58,783	$675,441	$473,929	$6,178,105

Owners’ Capital - Units, December 31, 2016	112,059	296	70	10,444			131,283	214	207	54,044			62,779	45	428	15,518

Sale of Units (including transfers)	16	—	753	—			105	—	1,252	—			83	—	143	—
Redemption of Units (including transfers)	(39,244)	(62)	(263)	(4,195)			(44,739)	—	(300)	(2,774)			(16,019)	—	(194)	(11,188)

Owners’ Capital - Units, September 30, 2017	72,831	234	560	6,249			86,649	214	1,159	51,270			46,843	45	377	4,330

				(1)						(1)						(1)
Net asset value per unit at December 31, 2016	$94.06	$101.16		$134.25			$154.51	$166.17		$210.98			$119.58	$128.60		$172.10

Change in net asset value per unit for the Nine months ended September 30, 2017	(19.60)	(19.28)		(25.59)			(12.21)	(9.67)		(12.28)			(13.59)	(12.05)		(16.13)

Net asset value per unit at September 30, 2017	$74.46	$81.88		$108.66			$142.30	$156.50		$198.70			$105.99	$116.55		$155.97

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Cash Flows
For the Nine Months Ended September 30, 2017
(Unaudited)

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	9/30/2017	9/30/2016	9/30/2017	9/30/2016	9/30/2017	9/30/2016

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$238,150	$693,500	$(1,551,987)	$1,428,417	$(363,020)	$(343,322)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity/(deficit), at fair value	—	—	—	—	—	—
Net change in options written, at fair value	—	—	—	—	—	—
Net change in ownership allocation of U.S. Treasury securities	3,813,934	2,838,071	(317,619)	1,151,532	2,332,067	810,772
Net unrealized (gain)/loss on swap contracts	(147,788)	1,450,864	—	—	(39,954)	74,005
Net unrealized (gain)/loss on U.S. Treasury securities	(569,536)	625,858	(328,820)	(48,672)	212,189	(413,876)
Net realized (gain)/loss on U.S. Treasury securities	354,609	(1,851,345)	286,742	(476,517)	(227,895)	23,463
Net unrealized gain/(loss) on private investment companies	207,161	11,465	977,064	(41,047)	329,330	627,398
Net realized gain/(loss) on private investment companies	(1,567,660)	—	(429,868)	—	4,741	—
(Purchases) sales of:
Sales of U.S. Treasury securities	2,785,190	27,076,226	3,016,330	8,781,991	(2,713,824)	5,321,261
Purchase of U.S. Treasury securities	—	(6,518,818)	—	(2,380,650)	—	(948,803)
U.S. Treasury interest and premium paid/amortized	27,016	—	29,147	—	(10,182)	—
Purchase of Private Investment Companies	(13,705,362)	(37,823,173)	(7,857,452)	(6,447,231)	(2,634,827)	(6,881,260)
Reduction of collateral in Swap contracts	2,214,000	—	—	—	3,850,050	—
Sale of Private Investment Companies	37,197,835	—	5,461,344	—	5,356,545	—
Increase and/or decrease in:
Change in control of ownership - trading companies	—	—	—	—	—	(131,876)
Change in control of ownership - private investment companies	—	—	—	—	—	(57,351)
Investments in unconsolidated trading companies, at fair value	2,378,351	13,353,221	5,386,133	3,624,505	(82,293)	3,414,663
Prepaid service fees - Class 1	—	(11,230)	—	7,355	—	736
Interest receivable	121,045	442,074	69,848	177,136	(2,671)	83,190
Receivable from related parties	231,671	—	153,157	1,670	87,670	1,606
Other assets	(36,188)	(49,698)	—	(8,029)	—	(9,939)
Due to broker	—	—	—	—	—	2,254,497
Incentive fees payable to Managing Owner	—	(204,914)	—	51,180	—	58,922
Management fees payable to Managing Owner	(23,496)	(68,973)	(50,174)	(53,351)	—	(46,588)
Interest payable to Managing Owner	—	(9,466)	—	(3,057)	9	(1,368)
Trading fees payable to Managing Owner	(77,010)	(4,833)	(7,511)	(8,253)	(10,716)	(4,227)
Service fees payable to Managing Owner	55,703	(2,407)	9,598	(2,054)	(1,970)	(2,024)
Payables to related parties	—	(2,126)	—	—	(1,603,124)	8,846
Interest payable	—	—	—	—	—	9,957
Other liabilities	(19,674)	54,821	(5,776)	57,449	(5,481)	2,221

Net cash provided by (used in) operating activities	33,477,951	(883)	4,840,156	5,812,374	4,476,644	3,850,903

Cash Flows from Financing Activities:
Proceeds from sale of units	785,006	6,386,166	67,610	278,822	—	—
Payment for redemption of units	(34,998,790)	(7,165,786)	(3,779,383)	(5,145,360)	(4,157,575)	(2,896,674)
Pending owner additions	—	(1,524)	—	41,523	—	—
Owner redemptions payable	169,716	71,294	(131,842)	—	67,290	(796)

Net cash provided by (used in) financing activities	(34,044,068)	(709,850)	(3,843,615)	(4,825,015)	(4,090,285)	(2,897,470)

Net increase (decrease) in cash and cash equivalents	(566,117)	(710,733)	996,541	987,359	386,359	953,433

Cash and cash equivalents, beginning of period	674,227	3,283,973	546,509	1,421,994	—	570,169
Cash and cash equivalents, end of period	$108,110	$2,573,240	$1,543,050	$2,409,353	$386,359	$1,523,602

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Cash Flows
For the Nine Months Ended September 30, 2017
(Unaudited)

	Frontier Balanced Fund		Frontier Select Fund
	9/30/2017	9/30/2016	9/30/2017	9/30/2016
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(1,716,147)	$3,083,190	$(2,418,472)	$1,912,016
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	397,395	(246,191)	686,022	(275,957)
Net change in ownership allocation of U.S. Treasury securities	7,943,201	13,089,485	821,516	206,588
Net unrealized (gain)/loss on swap contracts	(420,488)	2,570,812	—	—
Net unrealized (gain)/loss on U.S. Treasury securities	(483,160)	1,086,605	(202,502)	7,665
Net realized (gain)/loss on U.S. Treasury securities	228,904	(2,885,429)	170,783	(70,924)
Net unrealized gain/(loss) on private investment companies	1,919,200	(940,225)	779,294	—
Net realized gain/(loss) on private investment companies	(3,954,532)	—	45,798	—
(Purchases) sales of:
Sales of U.S. Treasury securities	887,884	27,164,277	1,731,714	(465,831)
Purchases of U.S. Treasury securities	—	(9,340,565)	—	(320,766)
U.S. Treasury interest and premium paid/amortized	24,870	—	15,979	—
Purchase of Private Investment Companies	(15,315,922)	(40,020,170)	(6,800,023)	—
Sale of Private Investment Companies	30,906,344	—	1,034,717	—
Reduction of collateral in Swap contracts	7,514,000	—	—	—
Increase and/or decrease in:
Receivable from futures commission merchants	492,880	1,679,076	8,208,218	5,053,756
Change in control of ownership - trading companies	—	(1,825,994)	(3,675,188)	(3,649,315)
Investments in unconsolidated trading companies, at fair value	3,213,364	13,881,931	3,361,211	78,722
Prepaid service fees - Class 1	—	(41,288)	—	—
Interest receivable	174,699	640,324	51,905	16,782
Receivable from related parties	346,875	—	103,407	(200,287)
Other assets	(85,207)	12	—	—
Incentive fees payable to Managing Owner	—	(106,060)	—	107,917
Management fees payable to Managing Owner	(12,438)	(29,632)	(21,219)	40,531
Interest payable to Managing Owner	(18,335)	(50,485)	(2,644)	997
Trading fees payable to Managing Owner	(53,625)	(2,217)	(2,558)	(95)
Service fees payable to Managing Owner	9,837	7,750	(9,316)	771
Risk analysis fees payable	8,276	(4,026)	(2,303)	—
Payables to related parties	—	5,992	—	25
Other liabilities	(89,587)	—	(5,863)	235

Net cash provided by (used in) operating activities	31,918,288	7,717,172	3,870,476	2,442,830

Cash Flows from Financing Activities:
Proceeds from sale of units	162,799	152,968	99,812	12,362
Payment for redemption of units	(31,560,889)	(7,624,288)	(3,914,340)	(1,113,347)
Pending owner additions	—	(15,538)	—	(1,335)
Owner redemptions payable	(496,370)	(297,550)	(132,437)	9,212

Net cash provided by (used in) financing activities	(31,894,460)	(7,784,408)	(3,946,965)	(1,093,108)

Net increase (decrease) in cash and cash equivalents	23,828	(67,236)	(76,489)	1,349,722

Cash and cash equivalents, beginning of period	1,083,579	4,895,183	432,021	220,371
Cash and cash equivalents, end of period	$1,107,407	$4,827,947	$355,532	$1,570,093

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Cash Flows
For the Nine Months Ended September 30, 2017
(Unaudited)

	Frontier Winton Fund		Frontier Heritage Fund
	9/30/2017	9/30/2016	9/30/2017	9/30/2016
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(2,377,597)	$1,537,019	$(1,171,891)	$397,360
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	1,682,758	124,271	—	—
Net change in ownership allocation of U.S. Treasury securities	(4,622,172)	10,048	635,669	448,193
Net unrealized (gain)/loss on swap contracts	—	—	513,913	(539,597)
Net unrealized (gain) loss on U.S. Treasury securities, at fair value	(1,194,837)	837,849	(291,328)	151,373
Net realized (gain) loss on U.S. Treasury securities, at fair value	1,104,301	(1,975,992)	211,694	(389,452)
Net unrealized gain/(loss) on private investment companies	—	—	120,769	—
(Purchases) sale of:
Sales of U.S. Treasury Securities	12,652,125	12,826,803	2,231,740	2,939,044
Purchases of U.S. Treasury Securities	—	(5,237,808)	—	(1,129,741)
U.S. Treasury interest and premium paid/amortized	119,303	—	22,396	—
Purchase of Private Investment Companies	—	—	(2,306,940)	—
Reduction of collateral in Swap contracts	—	—	5,000,000	—
Increase and/or decrease in:
Receivable from futures commission merchants	4,110,059	(8,504,526)	—	—
Change in control of ownership of trading companies	(2,330,730)	2,240,074	(2,424,186)	(82,541)
Investments in unconsolidated trading companies, at fair value	2,563,419	297,554	1,418,793	(549,672)
Interest receivable	240,952	314,097	63,252	74,126
Receivable from related parties	551,508	—	131,430	—
Other assets	—	(25,346)	(10,159)	(4,772)
Management fees payable to Managing Owner	(162,168)	169,744	(56,501)	(21,156)
Interest payable to Managing Owner	(30,730)	(13,628)	(5,244)	(4,436)
Trading fees payable to Managing Owner	(13,939)	(17)	(3,472)	(225)
Service fees payable to Managing Owner	9,638	13,505	(2,721)	2,667
Risk analysis fees payable	13,842	—	—	—
Payables to related parties	—	(20,220)	—	(909)
Other liabilities	110,418	29,990	(18,085)	1,752

Net cash provided by (used in) operating activities	12,426,150	2,623,417	4,059,129	1,292,014

Cash Flows from Financing Activities:
Proceeds from sale of units	283,970	122,728	34,436	29,866
Payment for redemption of units	(7,243,617)	(1,217,052)	(3,664,806)	(676,698)
Pending owner additions	—	(13,524)	—	(3,251)
Owner redemptions payable	(9,900)	139,334	33,898	(48,170)

Net cash provided by (used in) financing activities	(6,969,547)	(968,514)	(3,596,472)	(698,253)

Net increase (decrease) in cash and cash equivalents	5,456,603	1,654,903	462,657	593,761

Cash and cash equivalents, beginning of period	1,628,208	2,928,616	382,499	655,319
Cash and cash equivalents, end of period	$7,084,811	$4,583,519	$845,156	$1,249,080

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

In connection with the foregoing, the Trust Agreement was amended to effect certain changes to replace Equinox as the managing owner and to reflect the Managing Owner as the new managing owner. Also, the sale of Units (as defined in the Trust Agreement) has been temporarily suspended while the Managing Owner engages with the Securities and Exchange Commission to have declared effective a post-effective amendment to the Series’ registration statements, as well as approval by the NFA. The Series will file Form 8-K to announce the resumption of the sale of Units, which the Managing Owner expects will occur shortly.

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

As of September 30, 2017, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund Frontier Winton Fund and Frontier Heritage separates Units into a maximum of three separate Classes- Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Balanced Fund separates Units into a maximum of five separate Classes— Class 1, Class 1AP, Class 2, Class 2A and Class 3A. The Trust, with respect to the Frontier Long/Short Commodity Fund separates Units into a maximum of five separate Classes—Class 1A, Class 2A, Class 2, Class 3A and Class 3. Between April 15, 2016 and December 31, 2016, a portion of the interests in Frontier Trading Company I, LLC and all of the interests in Frontier Trading Company VII, LLC, and Frontier Trading Company XXIII LLC held by Frontier Diversified Fund, Frontier Masters Fund, Frontier Balanced Fund and Frontier Long/Short Commodity Fund were exchanged for equivalent interests in the Galaxy Plus Managed Account Platform (“Galaxy Plus”) which is an unaffiliated, third-party managed account platform. The assets of Frontier Trading Company I, LLC, which included exposure to Quantmetrics Capital Management LLP’s Multi-Strategy Program, Quantitative Investment Management, LLC’s Quantitative Global Program, Quest Partners LLC’s Quest Tracker Index Program, Chesapeake Capital Management, LLC’s Diversified Program, and Doherty Advisors LLC’s Relative Value Moderate Program, the assets of Frontier Trading Company VII, LLC, which included exposure to Emil van Essen LLC’s Multi-Strategy Program, Red Oak Commodity Advisors, Inc.’s Fundamental Diversified Program, Rosetta Capital Management, LLC’s Rosetta Trading Program, and Landmark Trading Company’s Landmark Program, and the assets of Frontier Trading Company XXIII, LLC which included exposure to Fort L.P.’s Global Contrarian Program have been transferred to individual Delaware limited liability companies (“Master Funds”) in Galaxy Plus. On May 10, 2017, the assets of Frontier Trading Company XV, LLC, which included exposure to Transtrend B.V.’ TT Enhanced Risk (USD) Program have been transferred to a Master Fund in Galaxy Plus. Each Master Fund is sponsored and operated by Gemini Alternative Funds, LLC (“Sponsor”). The Sponsor has contracted with the trading advisors to manage the portfolios of the Master Funds pursuant to the advisors’ respective program. For those Series that invest in Galaxy Plus, approximately 30-70% of those Series assets are used to support the margin requirements of the Master Funds. The remaining assets of the Series are split between investments in Trading Companies and a pooled cash management account that invests primarily in U.S. Treasury securities. For those Series that do not invest in Galaxy Plus, their assets are split between investments in Trading Companies and investments in the pooled cash management account.

As of September 30, 2017, Frontier Winton Fund has invested a portion of its assets in a single Trading Company, and a single Trading Advisor manages 100% of the assets invested in such Trading Company. Each of the remaining Series has invested a portion of its assets in several different Trading Companies or Galaxy Plus entities and one or more Trading Advisors may manage the assets invested in such Trading Companies or Galaxy Plus entities.

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

As of September 30, 2017, the consolidated statement of financial condition of Frontier Balanced Fund included the assets and liabilities of its majority interest in Frontier Trading Company I, LLC and Frontier Trading Company XXXIV, LLC.

For the nine months ended September 30, 2017, the consolidated statement of operations of Frontier Balanced Fund included the earnings of its majority owned Trading Companies listed above.

As of September 30, 2017 the consolidated statement of financial condition of Frontier Long/Short Commodity Fund included the assets and liabilities of its majority owned Trading Company, Frontier Trading Company XXXVII, LLC.

For the nine months ended September 30, 2017, the consolidated statement of operations of Frontier Long/Short Commodity Fund included the earnings of its majority owned Trading Company listed above.

As of September 30, 2017, the consolidated statement of financial condition of Frontier Diversified Fund included the assets and liabilities of its majority owned Frontier Trading Company XXXV, LLC.

For the nine months ended September 30, 2017, the consolidated statement of operations of Frontier Diversified Fund included the earnings of its majority owned Trading Company listed above.

As of September 30, 2017, the consolidated statement of financial condition of Frontier Heritage Fund included the assets and liabilities of its majority owned Frontier Trading Company XXXIX, LLC.

For the nine months ended September 30, 2017, the consolidated statement of operations of Frontier Heritage Fund included the earnings of its majority owned Trading Company listed above.

As of September 30, 2017 the consolidated statement of financial condition of Frontier Select Fund did not have majority interest in any Trading Company.

For the nine months ended September 30, 2017, the consolidated statement of operations of Frontier Select Fund included the earnings of Frontier Trading Company XV, LLC from January 1, 2017 to May 9, 2017.

As of September 30, 2017, the consolidated statement of financial condition of Frontier Winton Fund included the assets and liabilities of its majority owned Frontier Trading Company II, LLC.

For the nine months ended September 30, 2017, the consolidated statement of operations of Frontier Winton Fund included the earnings of its majority owned Trading Company listed above.

As of and for the nine months ended September 30, 2017 Frontier Master Fund did not have a majority interest in any Trading Company.

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

Change in Consolidation Method—In February 2017, the Trust elected to change its method by which it consolidates its investments in the Galaxy Plus entities and applied to its December 31, 2016 financial statements. Prior to the change, any Series that had a controlling interest in a Galaxy Plus entity would consolidate the assets and liabilities of that entity into its Statement of Financial Condition and the profit and loss into the Statement of Operations. The Managing Owner believes that this treatment does not provide meaningful data to the end user of the financial statements. As such, all investments in Galaxy Plus entities are accounted for using the net asset value as the practical expedient. In accordance with ASC 250 (Accounting Changes and Error Corrections), the comparative financial statements as of and for the three and nine months ended September 30, 2016 have been adjusted to apply the new method retrospectively. This will impact management fees, incentive fees (rebate), net realized gain/(loss) on futures, forwards and options, net change in open trade equity/(deficit), net unrealized gain/(loss) on private investment companies, net realized gain/(loss) on private investment companies, and operations attributable to non-controlling interests on the Statement of Operations. We also note that there is no impact to total capital or net increase/(decrease) in capital resulting from operations attributable to controlling interests.

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

Receivable From Futures Commission Merchants—The Series of the Trust deposit assets with a FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust, with respect to the Series, earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of September 30, 2017 included restricted cash for margin requirements of $1,616,324 for the Frontier Balanced Fund, and $7,829,025 for the Frontier Winton Fund.

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

Incentive Fee (rebate)— The Managing Owner is allowed to share in the incentive fees earned by the Commodity Trading Advisors up to 10% of New Net Profits (as defined in the prospectus). If the Managing Owner’s share of the incentive fee exceeds 10% of new net profits during the period, then the Managing Owner is obligated to return any amount in excess. The returned amounts are recorded as Incentive Fee (Rebate) on the Statements of Operations.

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

Investments in Private Investment Companies. Investments in private investment companies are valued utilizing the net asset values provided by the underlying private investment companies as a practical expedient. A Series applies the practical expedient to its investments in private investment companies on an investment-by-investment basis, and consistently with the Series’ entire position in a particular investment, unless it is probable that the Fund will sell a portion of an investment at an amount different from the net asset value of the investment. Management has adopted Accounting Standards Update (“ASU”) ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) have not been classified in the fair value hierarchy below.

The following table summarizes the instruments that comprise the Trust, with respect to the Series, financial asset portfolio, by Series, measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value. Investments in private investment companies are valued utilizing the net asset values provided by the underlying private investment companies as a practical expedient. Each Series applies the practical expedient to its investments in private investment companies on an investment-by-investment basis, and consistently with the Series entire position in a particular investment, unless it is probable that the Series will sell a portion of an investment at an amount different from the net asset value of the investment.

September 30, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$1,849,031	$(25,754)	$—	$1,823,277
Swap Contracts	—		6,571,635	6,571,635
U.S. Treasury Securities	114,067	—	—	114,067
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	1,313,387	(21,414)	—	1,291,973
U.S. Treasury Securities	1,628,063	—	—	1,628,063
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	82,293	—	—	82,293
Swap Contracts	—	—	410,372	410,372
U.S. Treasury Securities	407,645	—	—	407,645
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	2,803,499	(51,532)	—	2,751,967
Open Trade Equity (Deficit)	100,982	(260,716)	—	(159,734)
Swap Contracts	—	—	11,845,938	11,845,938
U.S. Treasury Securities	1,168,419	—	—	1,168,419
Frontier Select Fund
Investment in Unconsolidated Trading Companies	75,727	—	473,929	549,656
U.S. Treasury Securities	375,120	—	—	375,120
Frontier Winton Fund
Investment in Unconsolidated Trading Companies	1,509,031	—	—	1,509,031
Open Trade Equity (Deficit)	(162,405)	(297,829)	—	(460,234)
U.S. Treasury Securities	7,475,143	—	—	7,475,143
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	1,353,661	(27,814)		1,325,847
Swap Contracts	—	—	2,877,501	2,877,501
U.S. Treasury Securities	891,719	—	—	891,719

December 31, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$4,188,662	$12,966	$—	$4,201,628
Swap Contracts	—	—	8,637,847	8,637,847
U.S. Treasury Securities	6,525,280	—	—	6,525,280
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	6,667,632	10,474	—	6,678,106
U.S. Treasury Securities	4,313,843	—	—	4,313,843
Frontier Long/Short Commodity Fund
Swap Contracts	—	—	4,220,468	4,220,468
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	5,998,541	(33,210)	—	5,965,331
Open Trade Equity (Deficit)	288,647	(50,986)	—	237,661
Swap Contracts	—	—	18,939,450	18,939,450
U.S. Treasury Securities	9,770,117	—	—	9,770,117
Frontier Select Fund
Investment in Unconsolidated Trading Companies	759,978	3,609	3,147,279	3,910,866
Open Trade Equity (Deficit)	679,310	6,712	—	686,022
U.S. Treasury Securities	2,912,611	—	—	2,912,611
Frontier Winton Fund
Investment in Unconsolidated Trading Companies	4,020,731	51,719	—	4,072,450
Open Trade Equity (Deficit)	1,123,666	98,858	—	1,222,524
U.S. Treasury Securities	15,533,863	—	—	15,533,863
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	2,735,614	9,026	—	2,744,640
Swap Contracts	—	—	8,391,414	8,391,414
U.S. Treasury Securities	3,701,890	—	—	3,701,890

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the statements of operations. Investment in unconsolidated trading company asset gains and losses (realized/unrealized) included in earnings are classified in “Change in fair value of investments in unconsolidated trading companies.” During the nine months ended September 30, 2017, all identified Level 3 assets were components of the Frontier Diversified Fund, Frontier Long/Short Commodity Fund, Frontier Balanced Fund, Frontier Select Fund, and Frontier Heritage Fund.

For the Nine Months Ended September 30, 2017
Swaps

	Frontier Balanced Fund	Frontier Long/Short Commodity Fund

Balance of recurring Level 3 assets as of January 1, 2017	$18,939,450	$4,220,468
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	420,488	39,954
Proceeds from collateral reduction	(7,514,000)	(3,850,050)
Change in ownership allocation	—	—
Transfers in and/or out of Level 3	—	—
Balance of recurring Level 3 assets as of September 30, 2017	$11,845,938	$410,372

	Frontier Diversified Fund	Frontier Heritage Fund

Balance of recurring Level 3 assets as of January 1, 2017	$8,637,847	$8,391,414
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	147,788	(513,913)
Proceeds from collateral reduction	(2,214,000)	(5,000,000)
Change in ownership allocation	—	—
Transfers in and/or out of Level 3	—	—
Balance of recurring Level 3 assets as of September 30, 2017	$6,571,635	$2,877,501

For the Year Ended December 31, 2016
Swaps:

	Frontier Diversified Fund	Frontier Long/Short Commodity Fund	Frontier Balanced Fund

Balance of recurring Level 3 assets as of January 1, 2016	$8,685,849	$4,332,428	$19,157,520
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—	—
Included in earnings-unrealized	(48,002)	(111,960)	(218,070)
Change in ownership allocation	—	—	—
Transfers in and/or out of Level 3	—	—	—
Balance of recurring Level 3 assets as of December 31, 2016	8,637,847	$4,220,468	$18,939,450

	Frontier Heritage Fund

Balance of recurring Level 3 assets as of January 1, 2016	$7,960,268
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	431,146
Change in ownership allocation	—
Transfers in and/or out of Level 3	—
Balance of recurring Level 3 assets as of December 31, 2016	$8,391,414

Investments in Unconsolidated Trading Companies:

Frontier Select Fund

Balance of recurring Level 3 assets as of January 1, 2017	$3,147,279
Change in fair value of investments in unconsolidated trading companies	(249,164)
Reduction of collateral in Swap contracts	(2,424,186)

Balance of recurring Level 3 assets as of September 30, 2017	$473,929

Investments in Unconsolidated Trading Companies:

Frontier Select Fund

Balance of recurring Level 3 assets as of January 1, 2016	$3,933,919
Change in fair value of investments in unconsolidated trading companies	368,596
Advance on unrealized Swap Appreciation	(1,155,236)
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of December 31, 2016	$3,147,279

The Series of the Trust assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Series’ accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the nine months ended September 30, 2017, the Trust did not transfer any assets between Levels 1, 2 or 3.

The amounts reflected in the change in ownership allocation result from changes in ownership in the underlying Trading Companies at the Series level, which have resulted in changes in consolidation or de-consolidation by the Series. The ownership in the Trading Companies is accounted for under the equity method, which approximates fair value.

The total change in unrealized appreciation (depreciation) included in the statements of operations for the nine months ended September 30, 2017 attributable to level 3 investments still held at September 30, 2017:

		Frontier Long/Short	Frontier Balanced	Frontier Heritage
	Frontier Diversified Fund	Commodity Fund	Fund	Fund

Swap Contracts	$147,788	$39,954	$420,488	$(513,913)
		Frontier
		Select Fund
Investments in Unconsolidated Trading Companies		$(249,164)

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2016:

	Frontier Diversified Fund	Frontier Long/Short Commodity Fund	Frontier Balanced Fund	Frontier Heritage Fund
Swap Contracts	$(48,002)	$(111,960)	$(218,070)	$431,146

	Frontier Select Fund
Investments in Unconsolidated Trading Companies	$368,596

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of September 30, 2017 and December 31, 2016, approximately 3.19% and 10.20%, respectively, of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain swaps and is recorded as collateral within the swap fair value within the statement of financial condition. The cash held with the counterparty is not restricted.

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

To help to reduce counterparty risk on the Series, the Managing Owner has the right to reduce the Series’ exposure and remove cash from the Series’ total return swaps with Deutsche Bank AG. This cash holding shall be in excess of $250,000, and may not exceed 40% of the Index exposure in total. Index exposure is defined as the total notional amount plus any profit. The Series are charged interest on this cash holding and any amount removed will be offset against the final settlement value of the swap. As of September 30, 2017, the Frontier Balanced Fund, the Frontier Diversified Fund, the Frontier Long/Short Commodity Fund and Frontier Heritage Fund, have received from the swap counterparty $4,926,555, $2,500,000, $115,000 and $1,900,000, respectively. These amounts are shown on the Statements of Financial Conditions of the respective Series under advance on unrealized swap appreciation, which relates to the Trading Companies’ total return swaps with Deutsche Bank AG.

The Series have invested in the following swaps as of and for the nine months ended September 30, 2017:

			Frontier Long/Short Commodity
	Frontier Balanced Fund	Frontier Diversified Fund	Fund	Frontier Heritage Fund
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$13,373,629	$4,651,155	$653,610	$2,072,056
Termination Date	8/2/2018	8/2/2018	8/7/2018	3/26/2018
Cash Collateral	$2,086,000	$1,186,000	$29,950	$986,000
Swap Value	$9,745,938	$5,371,635	$380,422	$1,891,501
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	$420,488	$147,788	$39,954	($513,913)
Fair Value as of 9/30/2017	$11,845,938	$6,571,635	$410,372	$2,877,501
Advance on swap appreciation	($4,926,555)	($2,500,000)	($115,000)	($1,900,000)

The Series have invested in the following swaps as of and for the year ended December 31, 2016:

			Frontier Long/Short Commodity
	Frontier Balanced Fund	Frontier Diversified Fund	Fund	Frontier Heritage Fund
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$22,580,043	$13,851,707	$1,877,692	$11,413,283
Termination Date	8/2/2018	8/2/2018	8/7/2018	3/26/2018
Cash Collateral	$9,600,000	$3,400,000	$3,880,000	$5,986,000
Swap Value	$9,339,450	$5,237,847	$340,468	$2,405,414
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	($218,070)	($48,002)	($111,960)	$431,146
Fair Value as of 12/31/2016	$18,939,450	$8,637,847	$4,220,468	$8,391,414
Advance on swap appreciation	($4,926,555)	($2,500,000)	($115,000)	($1,900,000)

5. Investments in Unconsolidated Trading Companies and Private Investment Companies

Investments in unconsolidated Trading Companies and Private Investment Companies represent cash invested in the Trading and Private Investment Companies as well as by each Series and cumulative trading profits or losses allocated to each Series by the Trading Companies and Private Investment Companies. Trading Companies and Private Investment Companies allocate trading profits or losses on the basis of the proportion of each Series’ capital allocated for trading to each respective Trading Company, which bears no relationship to the amount of cash invested by a Series in the Trading Company and Private Investment Companies. The Trading Companies are valued using the equity method of accounting, which approximates fair value. Investments in Private Investment Companies are valued using the NAV provided by the underlying private investment.

The following table summarizes each of the Series’ investments in unconsolidated Trading and Private Investment Companies as of September 30, 2017 and December 31, 2016:

	As of September 30, 2017		As of December 31, 2016
	Percentage of		Percentage of
	Series Net		Series Net
	Assets Invested		Assets Invested
	in Unconsolidated		in Unconsolidated
	Trading and Private		Trading and Private
	Investment Companies	Fair Value	Investment Companies	Fair Value

Series

Frontier Diversified Series —
Frontier Trading Companies II and XXXVIII	8.10%	$1,823,277	7.44%	$4,201,628
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	2.48%	557,457	3.29%	1,856,786
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	3.21%	722,633	11.33%	6,399,628
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	5.55%	1,249,419	4.27%	2,412,065
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	4.78%	1,075,881	6.30%	3,558,715
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	7.36%	1,655,859	7.27%	4,103,564
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	0.71%	158,659	1.95%	1,099,207
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	14.27%	3,211,147	13.85%	7,819,114
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	12.04%	2,708,242	15.23%	8,600,401
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	1.47%	330,973	5.31%	2,996,494
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	22.42%	5,043,730	—	—

Frontier Masters Series —
Frontier Trading Companies II, XV and XXXVIII	10.85%	$1,291,973	38.79%	$6,678,106
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	7.27%	865,329	20.12%	3,455,090
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	9.87%	1,175,471	12.81%	2,198,618
Galaxy Plus Fund - TT Feeder Fund (531) LLC	19.23%	2,289,073	—	—
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	26.65%	3,172,747	—	—

Frontier Long/Short Commodity Series —
Frontier Trading Company XXXVIII	1.73%	$82,293	—	—
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	6.07%	288,063	17.39%	1,610,890
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	12.37%	587,006	17.40%	1,611,845
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	31.05%	1,473,391	37.70%	3,492,407
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	27.63%	1,310,893	—	—

Frontier Balanced Series —
Frontier Trading Companies II and XXXVIII	5.60%	$2,751,967	7.25%	$5,965,331
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	3.40%	1,673,873	3.39%	2,786,543
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	5.08%	2,499,087	5.00%	4,114,892
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	4.77%	2,347,500	5.09%	4,190,798
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	11.03%	5,422,757	8.59%	7,071,313
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	0.81%	397,037	3.63%	2,989,088
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	11.36%	5,589,051	15.34%	12,623,819
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	9.58%	4,714,039	12.91%	10,626,274
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	0.67%	331,273	1.10%	902,546
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	17.84%	8,775,566	—	—

Frontier Select Series —
Frontier Trading Companies XXXVIII and XXXIX	8.90%	$549,656	24.33%	$3,910,866
Galaxy Plus Fund - TT Feeder Fund (531) LLC	35.71%	2,207,500	—	—
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	44.21%	2,732,714	—	—

Frontier Winton Fund
Frontier Trading Company XXXVIII	5.17%	$1,509,031	9.96%	$4,072,450

Frontier Heritage Series —
Frontier Trading Companies II and XXXVIII	21.46%	$1,325,847	20.48%	$2,744,640
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	35.39%	2,186,171	—	—

The following tables summarize each of the Series; equity in earnings from unconsolidated Trading and Private Investment Companies for nine and three months ended September 30, 2017 and 2016.

	Nine Months Ended September 30, 2017				Nine Months Ended September 30, 2016
			Change in				Change in
	Trading	Realized	Unrealized	Net Income	Trading	Realized	Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)
Frontier Balanced Fund —
Frontier Trading Company I, LLC	$—	$—	$—	$—	$(291,912)	$2,837,850	$384,155	$2,930,093
Frontier Trading Company II, LLC	(32,747)	216,451	(342,327)	(158,623)	(8,757)	(1,043,190)	1,401,532	349,585
Frontier Trading Company VII, LLC	—	—	—	—	(97,942)	464,066	1,509,176	1,875,300
Frontier Trading Company XIV, LLC					(1,293)	17,904	(24,326)	(7,715)
Frontier Trading Company XV, LLC	—	—	—	—	—	(48)	—	(48)
Frontier Trading Company XXIX, LLC	—	—	—	—	(10)	7,074	—	7,064
Frontier Trading Company XXXVIII, LLC	—	—	(215,180)	(215,180)	(27,826)	(1,526,218)	13,264	(1,540,780)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(64,009)	(444,842)	139,701	(369,150)	—	—	—	—
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(68,404)	189,463	(32,758)	88,301	—	—	85,136	85,136
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LLC	(450,701)	1,744,230	8,954	1,302,483	—	—	437,015	437,015
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(134,386)	896,859	(27,111)	735,362	—	—	273,184	273,184
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	—	(63)	(1,015,265)	(1,015,328)	—	—	(177,955)	(177,955)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(1,105,937)	3,100,899	394,461	2,389,423	—	—	854,215	854,215
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	(175,559)	207,540	217,419	249,400	—	—	(180,791)	(180,791)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(20,728)	643,877	(818,574)	(195,425)	—	—	(350,579)	(350,579)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(217,096)	(862,039)	(70,599)	(1,149,734)	—	—	—	—
Total	$(2,269,567)	$5,692,375	$(1,761,279)	$1,661,529	$(427,740)	$757,438	$4,224,026	$4,553,724

Frontier Winton Fund —
Frontier Trading Company XXXVIII, LLC	$—	$—	$(334,372)	$(334,372)	$(19,157)	$(1,063,587)	$(202,316)	$(1,285,060)
Total	$—	$—	$(334,372)	$(334,372)	$(19,157)	$(1,063,587)	$(202,316)	$(1,285,060)

Frontier Frontier Select Fund —
Frontier Trading Company XXXIX, LLC	$—	$—	$(249,165)	$(249,165)	$(3,394)	$—	$244,376	$240,982
Frontier Trading Company XXXVIII, LLC	—	—	(70,090)	(70,090)	(1,211)	(48,741)	(6,634)	(56,586)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(35,396)	67,150	(209,529)	(177,775)	—	—	—	—
Galaxy Plus Fund - TT Feeder Fund (531) LLC	(26,272)	455,907	(1,076,952)	(647,317)	—	—	—	—
Total	$(61,668)	$523,057	$(1,605,736)	$(1,144,347)	$(4,605)	$(48,741)	$237,742	$184,396

Frontier Heritage Fund —
Frontier Trading Company II, LLC	$(61,563)	$113,582	$(118,339)	$(66,320)	$(4,685)	$(550,798)	$812,373	$256,890
Frontier Trading Company XXXVIII, LLC	—	—	(104,610)	(104,610)	(3,963)	(202,360)	(13,279)	(219,602)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(29,980)	51,752	(142,541)	(120,769)	—	—	—	—
Total	$(91,543)	$165,334	$(365,490)	$(291,699)	$(8,648)	$(753,158)	$799,094	$37,288

Frontier Long/Short Commodity Fund
Frontier Trading Company I, LLC	$—	$—	$—	$—	$(3,956)	$145,850	$32,717	$174,611
Frontier Trading Companies VII, LLC	—	—	—	—	—	—	—	—
Frontier Trading Company XXXVIII, LLC	—	—	47,097	47,097	(31,322)	(2,201)	(115,240)	(148,763)
Frontier Trading Company XVIII, LLC	—	—	—	—	(1,920)	156,899	(336,795)	(181,816)
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	(49,244)	(27,947)	56,870	(20,321)	—	—	199,477	199,477
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LLC	(219,046)	608,857	93,673	483,484	—	—	(109,616)	(109,616)
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(570,790)	(2,869)	5,305	(568,354)	—	—	(717,259)	(717,259)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(61,797)	(61,934)	(105,149)	(228,880)	—	—	—	—
Total	$(900,877)	$516,107	$97,796	$(286,974)	$(37,198)	$300,548	$(1,046,716)	$(783,366)

Frontier Diversified Fund —
Frontier Trading Company I, LLC	$—	$—	$—	$—	$(260,168)	$1,846,298	$(187,305)	$1,398,825
Frontier Trading Company II, LLC	(34,961)	156,232	(215,541)	(94,270)	(6,473)	(758,915)	1,364,990	599,602
Frontier Trading Company VII, LLC	—	—	—	—	(80,881)	(566,171)	2,324,104	1,677,052
Frontier Trading Company XXIII, LLC	—	—	—	—	(35,775)	550,317	104,823	619,365
Frontier Trading Company XXXVIII, LLC	—	—	(217,505)	(217,505)	(16,983)	(969,669)	(69,560)	(1,056,212)
Frontier Trading Company XVIII, LLC	—	—	—	—	—	—	97,442	97,442
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(47,202)	(275,640)	107,879	(214,963)	—	—	—	—
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	(57,740)	(282,402)	368,874	28,732	—	—	810,057	810,057
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(48,192)	115,185	(20,362)	46,631	—	—	48,062	48,062
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LLC	(372,907)	1,308,793	157,823	1,093,709	—	—	(448,480)	(448,480)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(86,543)	613,006	(32,023)	494,440	—	—	31,247	31,247
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	—	(15)	(379,526)	(379,541)	—	—	(67,771)	(67,771)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(716,264)	2,120,108	(618)	1,403,226	—	—	521,859	521,859
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	(170,681)	290,815	121,852	241,986	—	—	(381,506)	(381,506)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(65,209)	1,793,033	(2,309,045)	(581,221)	—	—	(524,933)	(524,933)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(167,731)	(525,880)	(78,889)	(772,500)	—	—	—	—
Total	$(1,767,430)	$5,313,235	$(2,497,081)	$1,048,724	$(400,280)	$101,860	$3,623,029	$3,324,609

Frontier Masters Fund —
Frontier Trading Company I, LLC	$—	$—	$—	$—	$(8,585)	$(318,372)	$171,763	$(155,194)
Frontier Trading Company II, LLC	25,034	91,810	(254,854)	(138,010)	(3,824)	(439,230)	882,192	439,138
Frontier Trading Company VII, LLC	—	—	—	—	(48,485)	(371,922)	1,208,006	787,599
Frontier Trading Company XV, LLC	(82,918)	78,115	(115,394)	(120,197)	(34,835)	(4,742)	1,102,918	1,063,341
Frontier Trading Company XXXVIII, LLC	—	—	(108,362)	(108,362)	(6,282)	(372,819)	6,333	(372,768)
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	(81,868)	(54,404)	103,126	(33,146)	—	—	363,560	363,560
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LLC	(287,707)	937,794	43,617	693,704	—	—	(322,513)	(322,513)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(89,695)	(176,476)	(192,207)	(458,378)	—	—	—	—
Galaxy Plus Fund - TT Feeder Fund (531) LLC	—	—	(749,376)	(749,376)	—	—	—	—
Total	$(517,154)	$876,839	$(1,273,450)	$(913,765)	$(102,011)	$(1,507,085)	$3,412,259	$1,803,163

	Three Months Ended September 30, 2017				Three Months Ended September, 2016
			Change in				Change in
	Trading	Realized	Unrealized	Net Income	Trading	Realized	Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)
Frontier Balanced Fund —
Frontier Trading Company II, LLC	$—	$—	$72,519	$72,519	$(846)	$(1,046,222)	$603,092	$(443,976)
Frontier Trading Company XXXVIII, LLC	—	—	(9,021)	(9,021)	(4,329)	45,984	21,239	62,894
Frontier Trading Company XIV, LLC	—	—	—	—	—	8,367	(8,389)	(22)
Frontier Trading Company XV, LLC	—	—	—	—	—	(48)	—	(48)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(19,245)	(56,867)	153,322	77,210	—	—	—	—
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(18,045)	41,460	2,070	25,485	—	—	85,136	85,136
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LLC	(80,645)	809,976	(431,386)	297,945	—	—	910,981	910,981
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(37,146)	(161,057)	416,622	218,419	—	—	273,184	273,184
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	—	(63)	(256,549)	(256,612)	—	—	(101,517)	(101,517)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(52,684)	(693,062)	690,348	(55,398)	—	—	1,002,034	1,002,034
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	(31,025)	(185,578)	(512)	(217,115)	—	—	(711,624)	(711,624)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(7,239)	(14,512)	2,826	(18,925)	—	—	(364,439)	(364,439)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(87,162)	(408,339)	385,991	(109,510)	—	—	—	—
Total	$(333,191)	$(668,042)	$1,026,230	$24,997	$(5,175)	$(991,919)	$1,709,697	$712,603

Frontier Winton Fund —
Frontier Trading Company XXXVIII, LLC	$—	$—	$(31,155)	$(31,155)	$(5,157)	(66,996)	(126,968)	$(199,121)
Total	$—	$—	$(31,155)	$(31,155)	$(5,157)	$(66,996)	$(126,968)	$(199,121)

Frontier Frontier Select Fund —
Frontier Trading Company XXXIX, LLC	$—	$—	$53,727	$53,727	$—	$—	$(66,933)	$(66,933)
Frontier Trading Company XXXVIII, LLC	—	—	(8,337)	(8,337)	(674)	13,128	(12,676)	(222)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(35,396)	67,150	(209,529)	(177,775)	—	—	—	—
Galaxy Plus Fund - TT Feeder Fund (531) LLC	—		(116,095)	(116,095)	—	—	—	—
Total	$(35,396)	$67,150	$(280,234)	$(248,480)	$(674)	$13,128	$(79,609)	$(67,155)

Frontier Heritage Fund —
Frontier Trading Company I, LLC	$—	$—	$—	$—	$(449)	$(555,650)	$383,355	$(172,744)
Frontier Trading Company II, LLC	—	—	46,789	46,789	—	—	—	—
Frontier Trading Company XXXVIII, LLC	—	—	(9,998)	(9,998)	(981)	12,320	2,409	13,749
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(29,980)	51,752	(142,541)	(120,769)	—	—	—	—
Total	$(29,980)	$51,752	$(105,750)	$(83,978)	$(1,430)	$(543,329)	$385,764	$(158,995)

Frontier Long/Short Commodity Fund
Frontier Trading Company I, LLC	$—	$—	$—	$—	$23	$(14)	$—	$9
Frontier Trading Company XXXVIII, LLC	—	—	(1,334)	(1,334)	(446)	10,584	(103,657)	(93,519)
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	(5,111)	10,011	(15,755)	(10,855)	—	—	(50,904)	(50,904)
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LLC	(37,912)	210,831	(102,127)	70,792	—	—	277,877	277,877
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	—	(2,869)	5,305	2,436	—	—	(659,908)	(659,908)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(30,671)	(59,091)	52,198	(37,564)	—	—	—	—
Total	$(73,694)	$158,882	$(61,713)	$23,475	$(423)	$10,570	$(536,592)	$(526,445)

Frontier Diversified Fund —
Frontier Trading Company I, LLC	$—	$—	$—	$—	$(1,262)	$25,559	$(14,857)	$9,440
Frontier Trading Company II, LLC	—	—	29,203	29,203	(621)	(767,400)	761,614	(6,407)
Frontier Trading Company XXIII, LLC	—	—	—	—	(2,990)	(77,811)	104,823	24,022
Frontier Trading Company XXXVIII, LLC	—	—	3,026	3,026	(1,657)	63,123	(140,346)	(78,880)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(8,281)	(26,711)	65,961	30,969	—	—	—	—
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	(5,529)	14,423	(32,526)	(23,632)	—	—	(1,209,681)	(1,209,681)
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(11,301)	21,985	865	11,549	—	—	48,062	48,062
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LLC	(41,460)	371,152	(187,157)	142,535	—	—	741,948	741,948
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(15,109)	(55,000)	140,263	70,154	—	—	31,247	31,247
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	—	(15)	(93,042)	(93,057)	—	—	(38,994)	(38,994)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(38,315)	(410,394)	402,029	(46,680)	—	—	615,406	615,406
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	(25,622)	(105,994)	(426)	(132,042)	—	—	(592,892)	(592,892)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(10,292)	(25,052)	26,393	(8,951)	—	—	(155,149)	(155,149)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(58,330)	(244,662)	245,800	(57,192)	—	—	—	—
Total	$(214,239)	$(460,268)	$600,389	$(74,118)	$(6,530)	$(756,529)	$151,181	$(611,878)

Frontier Masters Fund —
Frontier Trading Company I, LLC	$—	$—	$—	$—	$(51)	$(31)	$	$(82)
Frontier Trading Company II, LLC	—	—	36,130	36,130	(363)	(448,676)	518,722	69,683
Frontier Trading Company XV, LLC	—	—	—	—	(5,584)	(291,976)	68,084	(229,476)
Frontier Trading Company XXXVIII, LLC	—	—	(4,657)	(4,657)	(1,425)	21,438	10,735	30,748
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	(11,827)	27,230	(47,312)	(31,909)	—	—	(92,816)	(92,816)
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LLC	(62,543)	419,529	(214,880)	142,106	—	—	387,932	387,932
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(55,827)	(139,604)	81,403	(114,028)	—	—	—	—
Galaxy Plus Fund - TT Feeder Fund (531) LLC			(128,372)	(128,372)	—	—	—	—
Total	$(130,197)	$307,155	$(277,688)	$(100,730)	$(7,423)	$(719,245)	$892,657	$165,989

The Series’ investments in private investment companies have certain redemption and liquidity restrictions which are described in the following table:

	Redemptions	Redemptions	Liquidity
	Notice Period	Permitted	Restrictions
Frontier Diversified Fund
Multi-Strategy
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	24 hours	Daily	None
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None
Option Trading
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	24 hours	Daily	None

Frontier Masters Fund
Trend Following
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	24 hours	Daily	None
Galaxy Plus Fund - TT Feeder Fund (531) LLC	24 hours	Weekly	None
Multi-Strategy
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None

Frontier Long/Short Commodity Fund
Trend Following
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	24 hours	Daily	None
Multi-Strategy
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	24 hours	Daily	None
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None

Frontier Balanced Fund
Multi-Strategy
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	24 hours	Daily	None
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None
Option Trading
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	24 hours	Daily	None

Frontier Select Fund
Trend Following
Galaxy Plus Fund - TT Feeder Fund (531) LLC	24 hours	Weekly	None

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

The following table summarizes fees earned by the Managing Owner for the nine months ended September 30, 2017 and 2016:

Three Months Ended September 30, 2017

	Incentive (Rebate) Fees	Management Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$—	$13,509	$24,584	$221,452
Frontier Masters Fund	—	26,862	19,585	151,229
Frontier Long/Short Commodity Fund	—	—	1,867	40,897
Frontier Balanced Fund	—	25,760	323,572	462,275
Frontier Select Fund	—	—	46,479	39,673
Frontier Winton Fund	—	188,835	99,725	127,661
Frontier Heritage Fund	—	43,021	40,954	36,907

Three Months Ended September 30, 2016

	Incentive (Rebate) Fees	Management Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$—	$40,434	$36,250	$322,895
Frontier Masters Fund	—	—	33,907	114,515
Frontier Long/Short Commodity Fund	—	6,851	14,402	37,307
Frontier Balanced Fund	(1,112)	37,214	436,232	189,199
Frontier Select Fund	4,472	96,115	85,059	46,641
Frontier Winton Fund	—	361,683	180,394	78,021
Frontier Heritage Fund	—	23,697	61,333	20,665

Nine Months Ended September 30, 2017

	Incentive (Rebate) Fees	Management Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$(63,508)	$69,251	$110,769	$1,154,233
Frontier Masters Fund	—	150,767	72,519	527,813
Frontier Long/Short Commodity Fund	(87,670)	—	12,838	183,990
Frontier Balanced Fund	—	102,297	1,106,847	1,625,446
Frontier Select Fund	—	102,047	176,247	137,940
Frontier Winton Fund	(49,790)	677,921	368,816	431,025
Frontier Heritage Fund	(4,603)	160,879	141,741	146,164

Nine Months Ended September 30, 2016

	Incentive (Rebate) Fees	Management Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$1,052,255	$456,530	$171,729	$1,031,618
Frontier Masters Fund	242,029	282,097	117,919	374,686
Frontier Long/Short Commodity Fund	134,601	192,764	47,975	130,908
Frontier Balanced Fund	1,424,421	435,792	1,371,259	505,657
Frontier Select Fund	44,339	234,838	264,208	96,943
Frontier Winton Fund	99,067	902,598	530,072	211,237
Frontier Heritage Fund	9,072	147,416	192,759	61,341

The following table summarizes fees payable to the Managing Owner as of September 30, 2017 and December 31, 2016.

As of September 30, 2017

	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$—	$—	$—	$70,896	$70,173
Frontier Masters Fund	—	—	—	18,635	50,379
Frontier Long/Short Commodity Fund	—	—	9	1,572	12,762
Frontier Balanced Fund	—	12,779	3,271	139,793	149,699
Frontier Select Fund	—	—	874	16,650	15,571
Frontier Winton Fund	—	94,655	—	49,008	41,203
Frontier Heritage Fund	—	—	2,175	13,736	14,481

As of December 31, 2016

	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$—	$23,496	$—	$15,193	$147,183
Frontier Masters Fund	—	50,174	—	9,037	57,890
Frontier Long/Short Commodity Fund	—	—	—	3,542	23,478
Frontier Balanced Fund	—	25,217	21,606	129,956	203,324
Frontier Select Fund	—	21,219	3,518	25,966	18,129
Frontier Winton Fund	—	256,824	30,730	39,370	55,142
Frontier Heritage Fund	—	56,501	7,420	16,457	17,953

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

The following table outlines the interest paid by each Series to the Managing Owner and its ratio to average net assets for the three and nine months ended September 30, 2017 and 2016:

Three Months Ended

	9/30/2017	9/30/2016	9/30/2017	9/30/2016

			Ratio to	Ratio to
	Gross Amount Paid to the	Gross Amount Paid to the	Average Net	Average Net
	Managing Owner	Managing Owner	Assets	Assets

Equinox Frontier Diversified Fund Class 1	$—	$995	0.00%	0.01%
Equinox Frontier Diversified Fund Class 2	—	5,366	0.00%	0.01%
Equinox Frontier Diversified Fund Class 3	—	1,996	0.00%	0.01%
Equinox Frontier Masters Fund Class 1	(314)	1,908	-0.01%	0.03%
Equinox Frontier Masters Fund Class 2	(333)	1,982	-0.01%	0.03%
Equinox Frontier Masters Fund Class 3	(543)	2,264	-0.01%	0.03%
Equinox Frontier Long/Short Commodity Fund Class 2	35	(232)	0.01%	-0.03%
Equinox Frontier Long/Short Commodity Fund Class 3	289	(1,019)	0.01%	-0.02%
Equinox Frontier Long/Short Commodity Fund Class 1a	—	(677)	0.00%	-0.02%
Equinox Frontier Long/Short Commodity Fund Class 2a	—	(277)	0.00%	-0.03%
Equinox Frontier Long/Short Commodity Fund Class 3a	—	(126)	0.00%	-0.01%
Equinox Frontier Balanced Fund Class 1	9,154	65,497	0.02%	0.11%
Equinox Frontier Balanced Fund Class 1AP	123	744	0.02%	0.11%
Equinox Frontier Balanced Fund Class 2	2,046	24,266	0.02%	0.11%
Equinox Frontier Balanced Fund Class 2a	(77)	126	-0.01%	0.02%
Equinox Frontier Balanced Fund Class 3a	(136)	547	-0.01%	0.02%
Equinox Frontier Select Fund Class 1	4,708	13,572	0.08%	0.12%
Equinox Frontier Select Fund Class 1AP	17	49	0.08%	0.12%
Equinox Frontier Select Fund Class 2	686	1,691	0.08%	0.12%
Equinox Frontier Winton Fund Class 1	28,693	70,519	0.22%	0.31%
Equinox Frontier Winton Fund Class 1AP	74	118	0.22%	0.31%
Equinox Frontier Winton Fund Class 2	23,095	38,069	0.22%	0.31%
Equinox Frontier Heritage Fund Class 1	7,622	16,017	0.14%	0.19%
Equinox Frontier Heritage Fund Class 1AP	8	46	0.15%	0.20%
Equinox Frontier Heritage Fund Class 2	1,297	5,519	0.14%	0.19%

Total	$76,444	$248,960

Nine Months Ended

	9/30/2017	9/30/2016	9/30/2017	9/30/2016

			Ratio to	Ratio to
	Gross Amount Paid to the	Gross Amount Paid to the	Average Net	Average
	Managing Owner	Managing Owner	Assets	Net Assets

Equinox Frontier Diversified Fund Class 1	$(3,860)	$8,801	-0.10%	0.11%
Equinox Frontier Diversified Fund Class 2	(19,555)	34,827	-0.07%	0.09%
Equinox Frontier Diversified Fund Class 3	(7,071)	11,204	-0.06%	0.09%
Equinox Frontier Masters Fund Class 1	(4,988)	7,876	-0.12%	0.11%
Equinox Frontier Masters Fund Class 2	(5,113)	7,736	-0.11%	0.11%
Equinox Frontier Masters Fund Class 3	(5,881)	7,257	-0.09%	0.10%
Equinox Frontier Long/Short Commodity Fund Class 2	167	297	0.03%	0.03%
Equinox Frontier Long/Short Commodity Fund Class 3	1,566	1,956	0.04%	0.04%
Equinox Frontier Long/Short Commodity Fund Class 1a	533	1,392	0.07%	0.04%
Equinox Frontier Long/Short Commodity Fund Class 2a	233	402	0.03%	0.03%
Equinox Frontier Long/Short Commodity Fund Class 3a	189	298	0.01%	0.03%
Equinox Frontier Balanced Fund Class 1	199,538	403,740	0.40%	0.65%
Equinox Frontier Balanced Fund Class 1AP	2,539	4,600	0.41%	0.65%
Equinox Frontier Balanced Fund Class 2	54,615	147,443	0.31%	0.65%
Equinox Frontier Balanced Fund Class 2a	494	737	0.09%	0.13%
Equinox Frontier Balanced Fund Class 3a	1,316	3,248	0.08%	0.13%
Equinox Frontier Select Fund Class 1	28,362	26,634	0.36%	0.22%
Equinox Frontier Select Fund Class 1AP	84	103	0.35%	0.22%
Equinox Frontier Select Fund Class 2	4,295	3,225	0.36%	0.22%
Equinox Frontier Winton Fund Class 1	40,855	259,609	0.25%	1.12%
Equinox Frontier Winton Fund Class 1AP	50	423	0.14%	1.11%
Equinox Frontier Winton Fund Class 2	17,017	136,727	0.15%	1.11%
Equinox Frontier Heritage Fund Class 1	33,744	61,772	0.53%	0.71%
Equinox Frontier Heritage Fund Class 1AP	29	329	0.52%	0.76%
Equinox Frontier Heritage Fund Class 2	10,039	20,980	0.56%	0.71%

Total	$349,196	$1,151,617

7. Financial Highlights

The following information presents the financial highlights of the Trust, with respect to the Series, for the three and nine months ended September 30, 2017 and 2016.

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 1a	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, June 30, 2017	$111.73	$128.62	$119.42	$102.39	$117.90	$109.90	$83.63	$116.35	$95.39	$122.06	$99.76
Net operating results:
Interest income	0.01	0.01	0.01	0.11	0.12	0.11	0.00	0.00	0.00	0.00	0.00
Expenses	(1.86)	(1.22)	(1.13)	(2.03)	(1.65)	(1.54)	(1.16)	(0.87)	(0.72)	(0.91)	(0.75)
Net gain/(loss) on investments, net of non-controlling interests	0.22	(0.11)	(0.03)	(1.06)	(1.42)	(1.24)	0.79	0.84	0.69	0.89	0.78
Net income/(loss)	(1.63)	(1.32)	(1.15)	(2.98)	(2.95)	(2.67)	(0.37)	(0.03)	(0.03)	(0.02)	0.03
Net asset value, September 30, 2017	$110.10	$127.30	$118.27	$99.41	$114.95	$107.23	$83.26	$116.32	$95.36	$122.04	$99.79

Ratios to average net assets (3)
Net investment income/(loss)	-6.50%	-3.69%	-3.69%	-7.26%	-4.99%	-4.99%	-5.31%	-2.87%	-2.87%	-2.87%	-2.87%
Expenses before incentive fees (rebate) (4)(5)	6.52%	3.72%	3.72%	7.66%	5.39%	5.39%	5.31%	2.87%	2.87%	2.87%	2.87%
Expenses after incentive fees (rebate) (4)(5)	6.52%	3.72%	3.72%	7.66%	5.39%	5.39%	5.31%	2.87%	2.87%	2.87%	2.87%
Total return before incentive fees (rebate) (2)	-1.46%	-1.03%	-0.96%	-2.91%	-2.50%	-2.43%	-0.44%	-0.03%	-0.03%	-0.02%	0.03%
Total return after incentive fees (rebate) (2)	-1.46%	-1.03%	-0.96%	-2.91%	-2.50%	-2.43%	-0.44%	-0.03%	-0.03%	-0.02%	0.03%

	Frontier Balanced Fund						Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a		Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2017	$129.84	$141.71	$190.62	$165.77	$165.22		$78.79	$85.90	$114.11
Net operating results:
Interest income	0.02	0.02	0.03	0.03	0.03		0.00	0.00	0.00
Expenses	(2.20)	(1.32)	(1.77)	(1.54)	(1.54)		(1.07)	(0.50)	(0.66)
Net gain/(loss) on investments, net of non-controlling interests	0.54	0.57	0.76	0.72	0.71		(3.26)	(3.52)	(4.79)
Net income/(loss)	(1.64)	(0.73)	(0.98)	(0.79)	(0.80)		(4.33)	(4.02)	(5.45)
Net asset value, September 30, 2017	$128.20	$140.98	$189.64	$164.98	$164.42		$74.46	$81.88	$108.66

Ratios to average net assets (3)
Net investment income/(loss)	-6.57%	-3.57%	-3.57%	-3.57%	-3.57%		-5.24%	-2.24%	-2.24%
Expenses before incentive fees (rebate) (4)(5)	6.63%	3.63%	3.63%	3.63%	3.63%		5.24%	2.24%	2.24%
Expenses after incentive fees (rebate) (4)(5)	6.63%	3.63%	3.63%	3.63%	3.63%		5.24%	2.24%	2.24%
Total return before incentive fees (rebate) (2)	-1.26%	-0.52%	-0.51%	-0.48%	-0.48%		-5.50%	-4.68%	-4.78%
Total return after incentive fees (rebate) (2)	-1.26%	-0.52%	-0.51%	-0.48%	-0.48%		-5.50%	-4.68%	-4.78%

	Frontier Winton Fund			Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2017	$144.09	$157.26	$199.66	$108.98	$118.94	$159.18
Net operating results:
Interest income	0.12	0.13	0.17	0.00	0.00	0.00
Expenses	(3.18)	(2.28)	(2.90)	(2.23)	(1.53)	(2.05)
Net gain/(loss) on investments, net ofnon-controlling interests	1.27	1.39	1.77	(0.76)	(0.86)	(1.16)
Net income/(loss)	(1.79)	(0.76)	(0.96)	(2.99)	(2.39)	(3.21)
Net asset value, September 30, 2017	$142.30	$156.50	$198.70	$105.99	$116.55	$155.97

Ratios to average net assets (3)
Net investment income/(loss)	-8.38%	-5.38%	-5.38%	-8.02%	-5.02%	-5.02%
Expenses before incentive fees (rebate) (4)(5)	8.71%	5.71%	5.71%	8.02%	5.02%	5.02%
Expenses after incentive fees (rebate) (4)(5)	8.71%	5.71%	5.71%	8.02%	5.02%	5.02%
Total return before incentive fees (rebate) (2)	-1.24%	-0.48%	-0.48%	-2.74%	-2.01%	-2.02%
Total return after incentive fees (rebate) (2)	-1.24%	-0.48%	-0.48%	-2.74%	-2.01%	-2.02%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees.
(4)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, refer to Note 6 of the Financial Statements.
(5)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees are included in the total return.

	Equinox Frontier Diversified Fund			Equinox Frontier Masters Fund			Equinox Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 1a	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, June 30, 2016	$118.06	$133.61	$123.73	$119.85	$135.61	$126.09	$92.95	$130.55	$105.26	$130.45	$105.62
Net operating results:
Interest income	0.07	0.07	0.07	0.14	0.16	0.15	0.00	0.00	0.00	0.00	0.00
Expenses	(1.40)	(0.86)	(0.80)	(1.35)	(0.78)	(0.73)	(0.91)	(0.63)	(0.51)	(0.63)	(0.52)
Net gain/(loss) on investments, net of non-controlling interests	(0.94)	(1.19)	(1.02)	0.40	0.31	0.38	(2.30)	(4.36)	(2.98)	(3.05)	(1.63)
Net income/(loss)	(2.27)	(1.98)	(1.75)	(0.81)	(0.31)	(0.20)	(3.21)	(4.99)	(3.49)	(3.68)	(2.15)
Net asset value, September 30, 2016	$115.79	$131.63	$121.98	$119.04	$135.30	$125.89	$89.74	$125.56	$101.77	$126.77	$103.47

Ratios to average net assets (3)
Net investment income/(loss)	-4.54%	-2.37%	-2.37%	-4.01%	-1.82%	-1.82%	-4.02%	-1.99%	-1.99%	-1.99%	-1.99%
Expenses before incentive fees (rebate) (4)(5)	4.76%	2.59%	2.59%	4.48%	2.29%	2.29%	4.02%	1.99%	1.99%	1.99%	1.99%
Expenses after incentive fees (rebate) (4)(5)	4.76%	2.59%	2.59%	4.48%	2.29%	2.29%	4.02%	1.99%	1.99%	1.99%	1.99%
Total return before incentive fees (rebate) (2)	-1.92%	-1.48%	-1.41%	-0.68%	-0.23%	-0.16%	-3.45%	-3.82%	-3.32%	-2.82%	-2.04%
Total return after incentive fees (rebate) (2)	-1.92%	-1.48%	-1.41%	-0.68%	-0.23%	-0.16%	-3.45%	-3.82%	-3.32%	-2.82%	-2.04%

	Equinox Frontier Balanced Fund						Equinox Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a		Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2016	$130.50	$138.23	$185.92	$160.94	$160.41		$98.12	$103.93	$137.92
Net operating results:
Interest income	0.00	0.00	0.01	0.01	0.01		0.00	0.00	0.00
Expenses	(1.31)	(0.37)	(0.49)	(0.43)	(0.43)		(1.80)	(1.16)	(1.53)
Net gain/(loss) on investments, net of non-controlling interests	1.33	1.45	1.94	1.83	1.82		(0.06)	(0.02)	(0.04)
Net income/(loss)	0.02	1.08	1.46	1.41	1.40		(1.86)	(1.18)	(1.57)
Net asset value, September 30, 2016	$130.52	$139.31	$187.38	$162.35	$161.81		$96.26	$102.75	$136.35

Ratios to average net assets (3)
Net investment income/(loss)	-3.97%	-1.04%	-1.04%	-1.04%	-1.04%		-7.24%	-4.34%	-4.34%
Expenses before incentive fees (rebate) (4)(5)	3.99%	1.06%	1.06%	1.06%	1.06%		7.21%	4.31%	4.31%
Expenses after incentive fees (rebate) (4)(5)	3.99%	1.06%	1.06%	1.06%	1.06%		7.24%	4.34%	4.34%
Total return before incentive fees (rebate) (2)	0.01%	0.78%	0.78%	0.87%	0.87%		-1.86%	-1.10%	-1.10%
Total return after incentive fees (rebate) (2)	0.02%	0.78%	0.79%	0.88%	0.87%		-1.90%	-1.14%	-1.14%

	Equinox Frontier Winton Fund			Equinox Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2016	$171.53	$181.68	$230.67	$129.77	$137.45	$183.94
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(3.43)	(2.23)	(2.84)	(1.42)	(0.53)	(0.71)
Net gain/(loss) on investments, net of non-controlling interests	(4.88)	(5.23)	(6.63)	(3.71)	(3.88)	(5.18)
Net income/(loss)	(8.31)	(7.46)	(9.47)	(5.13)	(4.41)	(5.89)
Net asset value, September 30, 2016	$163.22	$174.22	$221.20	$124.64	$133.04	$178.05

Ratios to average net assets (3)
Net investment income/(loss)	-8.16%	-5.00%	-5.00%	-4.45%	-1.56%	-1.56%
Expenses before incentive fees (rebate) (4)(5)	8.16%	5.00%	5.00%	4.45%	1.56%	1.56%
Expenses after incentive fees (rebate) (4)(5)	8.16%	5.00%	5.00%	4.45%	1.56%	1.56%
Total return before incentive fees (rebate) (2)	-4.84%	-4.11%	-4.11%	-3.95%	-3.21%	-3.20%
Total return after incentive fees (rebate) (2)	-4.84%	-4.11%	-4.11%	-3.95%	-3.21%	-3.20%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees.
(4)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, refer to Note 6 of the Financial Statements.
(5)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees are included in the total return.

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 1a	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2016	$116.43	$132.94	$123.27	$112.80	$128.78	$119.89	$92.78	$129.56	$105.67	$130.80	$107.50
Net operating results:
Interest income	0.27	0.30	0.28	0.53	0.61	0.56	0.01	0.00	0.00	0.00	0.00
Expenses	(6.36)	(3.56)	(3.28)	(6.82)	(5.69)	(5.27)	(3.15)	(2.19)	(1.79)	(2.22)	(1.82)
Net gain/(loss) on investments, net of non-controlling interests	(0.24)	(2.38)	(2.00)	(7.10)	(8.75)	(7.95)	(6.38)	(11.05)	(8.52)	(6.54)	(5.89)
Net income/(loss)	(6.33)	(5.64)	(5.00)	(13.39)	(13.83)	(12.66)	(9.52)	(13.24)	(10.31)	(8.76)	(7.71)
Net asset value, September 30, 2017	$110.10	$127.30	$118.27	$99.41	$114.95	$107.23	$83.26	$116.32	$95.36	$122.04	$99.79

Ratios to average net assets (3)
Net investment income/(loss)	-7.02%	-3.26%	-3.26%	-7.59%	-5.33%	-5.33%	-4.92%	-2.70%	-2.70%	-2.70%	-2.70%
Expenses before incentive fees (rebate) (4)(5)	7.46%	3.70%	3.70%	8.23%	5.97%	5.97%	6.17%	3.95%	3.95%	3.95%	3.95%
Expenses after incentive fees (rebate) (4)(5)	7.32%	3.56%	3.56%	8.23%	5.97%	5.97%	4.92%	2.70%	2.70%	2.70%	2.70%
Total return before incentive fees (rebate) (2)	-5.58%	-4.39%	-4.20%	-11.87%	-10.74%	-10.56%	-11.52%	-11.47%	-11.01%	-7.95%	-8.43%
Total return after incentive fees (rebate) (2)	-5.44%	-4.24%	-4.06%	-11.87%	-10.74%	-10.56%	-10.26%	-10.22%	-9.76%	-6.70%	-7.17%

	Frontier Balanced Fund						Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a		Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2016	$134.80	$144.97	$194.99	$169.05	$168.49		$94.06	$101.16	$134.25
Net operating results:
Interest income	0.02	0.02	0.03	0.02	0.02		0.00	0.00	0.00
Expenses	(6.75)	(4.06)	(5.49)	(4.75)	(4.73)		(4.24)	(2.49)	(3.32)
Net gain/(loss) on investments, net of non-controlling interests	0.13	0.05	0.11	0.66	0.64		(15.36)	(16.79)	(22.27)
Net income/(loss)	(6.60)	(3.99)	(5.35)	(4.07)	(4.07)		(19.60)	(19.28)	(25.59)
Net asset value, September 30, 2017	$128.20	$140.98	$189.64	$164.98	$164.42		$74.46	$81.88	$108.66

Ratios to average net assets (3)
Net investment income/(loss)	-6.66%	-3.68%	-3.68%	-3.68%	-3.68%		-6.51%	-3.54%	-3.54%
Expenses before incentive fees (rebate) (4)(5)	6.68%	3.70%	3.70%	3.70%	3.70%		6.51%	3.54%	3.54%
Expenses after incentive fees (rebate) (4)(5)	6.68%	3.70%	3.70%	3.70%	3.70%		6.51%	3.54%	3.54%
Total return before incentive fees (rebate) (2)	-4.90%	-2.75%	-2.74%	-2.41%	-2.42%		-20.84%	-19.06%	-19.06%
Total return after incentive fees (rebate) (2)	-4.90%	-2.75%	-2.74%	-2.41%	-2.42%		-20.84%	-19.06%	-19.06%

	Frontier Winton Fund			Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2016	$154.51	$166.17	$210.98	$119.58	$128.60	$172.10
Net operating results:
Interest income	0.11	0.12	0.15	0.00	0.00	0.00
Expenses	(9.63)	(6.83)	(8.66)	(6.81)	(4.62)	(6.24)
Net gain/(loss) on investments, net of non-controlling interests	(2.69)	(2.96)	(3.77)	(6.78)	(7.43)	(9.89)
Net income/(loss)	(12.21)	(9.67)	(12.28)	(13.59)	(12.05)	(16.13)
Net asset value, September 30, 2017	$142.30	$156.50	$198.70	$105.99	$116.55	$155.97

Ratios to average net assets (3)
Net investment income/(loss)	-8.55%	-5.58%	-5.58%	-7.98%	-5.01%	-5.01%
Expenses before incentive fees (rebate) (4)(5)	8.83%	5.85%	5.85%	8.04%	5.06%	5.06%
Expenses after incentive fees (rebate) (4)(5)	8.65%	5.67%	5.67%	7.98%	5.01%	5.01%
Total return before incentive fees (rebate) (2)	-8.08%	-6.00%	-6.00%	-11.42%	-9.43%	-9.43%
Total return after incentive fees (rebate) (2)	-7.90%	-5.82%	-5.82%	-11.36%	-9.37%	-9.37%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees.
(4)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, refer to Note 6 of the Financial Statements.
(5)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees are included in the total return.

	Equinox Frontier Diversified Fund			Equinox Frontier Masters Fund			Equinox Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 1a	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2015	$115.52	$129.60	$119.87	$112.87	$126.60	$117.57	$94.76	$132.10	$106.19	$132.14	$106.86
Net operating results:
Interest income	0.64	0.72	0.67	0.65	0.74	0.69	0.30	0.42	0.34	0.42	0.34
Expenses	(7.63)	(5.86)	(5.42)	(7.00)	(5.69)	(5.29)	(5.07)	(5.28)	(4.25)	(5.28)	(4.27)
Net gain/(loss) on investments, net of non-controlling interests	7.26	7.17	6.86	12.52	13.65	12.92	(0.25)	(1.68)	(0.51)	(0.51)	0.54
Net income/(loss)	0.27	2.03	2.11	6.17	8.70	8.32	(5.02)	(6.54)	(4.42)	(5.37)	(3.39)
Net asset value, September 30, 2016	$115.79	$131.63	$121.98	$119.04	$135.30	$125.89	$89.74	$125.56	$101.77	$126.77	$103.47

Ratios to average net assets (3)
Net investment income/(loss)	-7.27%	-4.53%	-4.53%	-6.79%	-4.57%	-4.57%	-6.37%	-4.53%	-4.53%	-4.53%	-4.50%
Expenses before incentive fees (rebate) (4)(5)	6.18%	3.44%	3.44%	6.39%	4.16%	4.16%	5.65%	3.81%	3.81%	3.81%	3.68%
Expenses after incentive fees (rebate) (4)(5)	7.99%	5.25%	5.25%	7.53%	5.31%	5.31%	6.80%	4.96%	4.96%	4.96%	4.93%
Total return before incentive fees (rebate) (2)	2.05%	3.38%	3.57%	6.61%	8.02%	8.22%	-4.15%	-3.80%	-3.01%	-2.91%	-1.93%
Total return after incentive fees (rebate) (2)	0.23%	1.57%	1.76%	5.47%	6.87%	7.08%	-5.30%	-4.95%	-4.16%	-4.06%	-3.17%

	Equinox Frontier Balanced Fund						Equinox Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a		Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2015	$128.03	$133.59	$179.69	$154.88	$154.37		$90.35	$94.28	$125.11
Net operating results:
Interest income	0.02	0.03	0.03	0.03	0.03		0.00	0.00	0.00
Expenses	(6.45)	(3.73)	(5.01)	(4.33)	(4.32)		(4.84)	(2.85)	(3.79)
Net gain/(loss) on investments, net of non-controlling interests	8.92	9.42	12.67	11.77	11.73		10.75	11.32	15.03
Net income/(loss)	2.49	5.72	7.69	7.47	7.44		5.91	8.47	11.24
Net asset value, September 30, 2016	$130.52	$139.31	$187.38	$162.35	$161.81		$96.26	$102.75	$136.35

Ratios to average net assets (3)
Net investment income/(loss)	-5.97%	-3.01%	-3.01%	-3.01%	-3.01%		-6.60%	-3.64%	-3.64%
Expenses before incentive fees (rebate) (4)(5)	4.39%	1.43%	1.43%	1.43%	1.43%		6.27%	3.31%	3.31%
Expenses after incentive fees (rebate) (4)(5)	6.00%	3.04%	3.04%	3.04%	3.04%		6.60%	3.64%	3.64%
Total return before incentive fees (rebate) (2)	3.56%	5.89%	5.89%	6.43%	6.43%		6.87%	9.31%	9.31%
Total return after incentive fees (rebate) (2)	1.94%	4.28%	4.28%	4.82%	4.82%		6.54%	8.98%	8.98%

	Equinox Frontier Winton Fund			Equinox Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2015	$164.17	$171.31	$217.51	$124.27	$129.67	$173.54
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(9.59)	(6.06)	(7.70)	(5.25)	(2.54)	(3.38)
Net gain/(loss) on investments, net of non-controlling interests	8.64	8.97	11.39	5.62	5.91	7.89
Net income/(loss)	(0.95)	2.91	3.69	0.37	3.37	4.51
Net Net asset value, September 30, 2016	$163.22	$174.22	$221.20	$124.64	$133.04	$178.05

Ratios to average net assets (3)
Net investment income/(loss)	-7.51%	-4.46%	-4.46%	-5.42%	-2.46%	-2.46%
Expenses before incentive fees (rebate) (4)(5)	7.23%	4.19%	4.19%	5.35%	2.38%	2.38%
Expenses after incentive fees (rebate) (4)(5)	7.51%	4.47%	4.47%	5.42%	2.46%	2.46%
Total return before incentive fees (rebate) (2)	-0.30%	1.98%	1.97%	0.38%	2.68%	2.68%
Total return after incentive fees (rebate) (2)	-0.58%	1.70%	1.70%	0.30%	2.60%	2.60%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees.
(4)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, refer to Note 6 of the Financial Statements.
(5)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees are included in the total return.

8.	Derivative Instruments and Hedging Activities

The Series’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Series do not enter into or hold positions for hedging purposes as defined under ASC 815, Derivatives and Hedging (“ASC 815”). The detail of the fair value of the Series’ derivatives by instrument types as of September 30, 2017 and December 31, 2016 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to each Series’ position in swap contracts.

The following tables summarize the monthly averages of forwards, options and futures contracts bought and sold for each respective Series of the Trust:

For the Three Months Ended September 30, 2017

Monthly average contracts
	Bought	Sold

Frontier Balanced Fund	567	459
Frontier Winton Fund	1,849	1,477

For the Three Months Ended September 30, 2016

Monthly average contracts
	Bought	Sold

Frontier Balanced Fund	405	350
Frontier Select Fund	244	220
Frontier Winton Fund	3,531	3,509

For the Nine Months Ended September 30, 2017

Monthly average contracts
	Bought	Sold

Frontier Balanced Fund	1,195	1,121
Frontier Select Fund	4,690	4,675
Frontier Winton Fund	2,168	1,978

For the Nine Months Ended September 30, 2016

Monthly average contracts
	Bought	Sold

Frontier Long/Short Commodity Fund	10	4
Frontier Balanced Fund	2,198	2,194
Frontier Select Fund	1,897	1,781
Frontier Winton Fund	2,631	2,466

The following tables summarize the trading revenues for the three and nine months ended September 30, 2017 and 2016 by sector:

Realized Trading Revenue from Futures, Forwards and Options for the Three Months Ended September 30, 2017

	Frontier Balanced	Frontier Winton
Type of contract	Fund	Fund

Metals	$(35,090)	$(380,449)
Currencies	418,961	274,057
Energies	(37,022)	(434,257)
Agriculturals	(255,648)	(307,146)
Interest rates	26,520	(125,819)
Stock indices	(35,713)	697,405
Realized trading income/(loss)(1)	$82,008	$(276,209)

Realized Trading Revenue from Futures, Forwards and Options for the Three Months Ended September 30, 2016

	Frontier Balanced	Frontier Select	Frontier Winton
Type of contract	Fund	Fund	Fund

Metals	$34,656	$(155,328)	$137,169
Currencies	(240,356)	502,259	1,564,835
Energies	(55,022)	(364,812)	(283,793)
Agriculturals	91,330	49,087	(285,391)
Interest rates	(70,149)	908,780	2,108,766
Stock indices	683,204	544,742	315,712
Realized trading income/(loss)(1)	$443,663	$1,484,728	$3,557,298

Realized Trading Revenue from Futures, Forwards and Options for the Nine Months Ended September 30, 2017

	Frontier Balanced	Frontier Select	Frontier Winton
Type of contract	Fund	Fund	Fund

Metals	$(112,630)	$(145,043)	$(1,442,763)
Currencies	238,745	(126,402)	(1,244,155)
Energies	(868)	(516,253)	(1,721,544)
Agriculturals	(509,639)	27,824	399,406
Interest rates	(425,751)	(768,438)	(1,296,976)
Stock indices	240,982	832,876	6,359,249
Realized trading income/(loss)(1)	$(569,161)	$(695,436)	$1,053,217

Realized Trading Revenue from Futures, Forwards and Options for the Nine Months Ended September 30, 2016

	Frontier Balanced	Frontier	Frontier Select	Frontier Winton
Type of contract	Fund	Long/Short Fund	Fund	Fund

Metals	$47,926	$(34,888)	$(427,660)	$(1,306,380)
Currencies	(50,174)	—	178,904	1,239,181
Energies	(246,636)	62,750	374,789	(279,237)
Agriculturals	(32,097)	(118,076)	(172,748)	(547,448)
Interest rates	4,593,637	—	2,212,171	6,205,710
Stock indices	(1,162,151)	—	(61,395)	(1,710,476)
Realized trading income/(loss)(1)	$3,150,505	$(90,214)	$2,104,061	$3,601,350

(1)	Amounts recorded in the Statements of Operations under Net realized gain/(loss) on futures, forwards, and options

Unrealized Trading Revenue from Futures, Forwards and Options for the Three Months Ended September 30, 2017

	Frontier Balanced	Frontier Winton
Type of contract	Fund	Fund

Metals	$41,418	$(5,368)
Currencies	(257,141)	(221,054)
Energies	8,412	204,615
Agriculturals	59,883	204,560
Interest rates	31,989	(179,186)
Stock indices	31,400	771,765
Change in unrealized trading income/(loss)(1)	$(84,039)	$775,332

Unrealized Trading Revenue from Futures, Forwards and Options for the Three Months Ended September 30, 2016

	Frontier Balanced	Frontier Select	Frontier Winton
Type of contract	Fund	Fund	Fund

Metals	$49,991	$28,852	$(547,241)
Currencies	(16,031)	(367,116)	(1,288,959)
Energies	11,043	(240,034)	(445,176)
Agriculturals	92,332	83,025	(59,806)
Interest rates	(376,484)	(991,267)	(2,754,154)
Stock indices	(205,193)	168,134	362,016
Change in unrealized trading income/(loss)(1)	$(444,342)	$(1,318,406)	$(4,733,320)

Unrealized Trading Revenue from Futures, Forwards and Options for the Nine Months Ended September 30, 2017

	Equinox Frontier	Equinox Frontier	Equinox Frontier
Type of contract	Balanced Fund	Select Fund	Winton Fund

Metals	$(110,251)	$(51,351)	$10,108
Currencies	(258,229)	(370,286)	(843,998)
Energies	11,735	(146,125)	28,571
Agriculturals	(96,789)	108,409	(92,870)
Interest rates	38,801	(296,328)	(827,879)
Stock indices	11,496	609,833	95,619
Change in unrealized trading income/(loss)(1)	$(403,237)	$(145,848)	$(1,630,449)

Unrealized Trading Revenue from Futures, Forwards and Options for the Nine Months Ended September 30, 2016

	Frontier Balanced	Frontier	Frontier Select	Frontier Winton
Type of contract	Fund	Long/Short Fund	Fund	Fund

Metals	$25,971	$40,106	$(147,108)	$(751,806)
Currencies	(446,191)	89,831	384,276	427,844
Energies	126,734	310,673	(809,068)	(635,515)
Agriculturals	130,007	263,864	165,478	9,954
Interest rates	(3,750)	6,479	343,921	357,356
Stock indices	189,804	(17,690)	338,458	467,896
Change in unrealized trading income/(loss)(1)	$22,575	$693,263	$275,957	$(124,271)

(1)	Amounts recorded in the Statements of Operations under Net change in open trade equity/(deficit)

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

The following tables present gross and net information about the Series’ assets and liabilities subject to master netting arrangements as disclosed on the statements of financial condition as of September 30, 2017 and December 31, 2016.

As of September 30, 2017			Net Amounts
		Gross Amounts	Presented in the
	Gross Amounts	offset in the	Statements of
	of recognized	Statements of	Financial
	Derivative Assets	Financial Condition	Condition

Equinox Frontier Balanced Fund
Open Trade Equity/(Deficit)	$205,934	$(365,668)	$(159,734)
Swap Contracts	11,845,938	—	11,845,938

Equinox Frontier Diversified Fund
Swap Contracts	$6,571,635	$—	$6,571,635

Equinox Frontier Long/Short Commodity Fund
Swap Contracts	$410,372	$—	$410,372

Equinox Frontier Heritage Fund
Swap Contracts	$2,877,501	$—	$2,877,501

Equinox Frontier Winton Fund
Open Trade Equity/(Deficit)	$1,734,611	$(2,194,845)	$(460,234)

As of December 31, 2016			Net Amounts
		Gross Amounts	Presented in the
	Gross Amounts	offset in the	Statements of
	of recognized	Statements of	Financial
	Derivative Assets	Financial Condition	Condition

Frontier Balanced Fund
Open Trade Equity/(Deficit)	$515,659	$(277,998)	$237,661
Swap Contracts	18,939,450		18,939,450

Frontier Diversified Fund
Swap Contracts	$8,637,847		$8,637,847

Frontier Long/Short Commodity Fund
Swap Contracts	$4,220,468		$4,220,468

Frontier Heritage Fund
Swap Contracts	$8,391,414		$8,391,414

Frontier Select Fund
Open Trade Equity/(Deficit)	$1,136,504	$(450,482)	$686,022

Frontier Winton Fund
Open Trade Equity/(Deficit)	$2,393,850	$(1,171,326)	$1,222,524

9.	Trading Activities and Related Risks

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

From October 1, 2017 through November 9, 2017, Frontier Balanced Fund, Frontier Diversified Fund, Frontier Heritage Fund, Frontier Long/Short Commodity Fund, Frontier Masters Fund, Frontier Select Fund, and Frontier Winton Fund paid $2,059,884, $527,906, $91,373, $319,841, $870,585 $294,308 and $371,061, respectively, in redemptions.

All the owner redemptions payable on the Statements of Financial Condition were paid on October 2, 2017.

Frontier Funds

Consolidated Statements of Financial Condition

September 30, 2017 (unaudited) and December 31, 2016

	9/30/17	12/31/16

ASSETS

Cash and cash equivalents	$11,430,425	$4,747,043
U.S. Treasury securities, at fair value	12,060,176	42,757,604
Receivable from futures commission merchants	20,040,856	32,852,013
Open trade equity, at fair value	—	2,146,207
Swap contracts, at fair value	21,705,447	40,189,178
Investments in private investment companies, at fair value	69,187,168	107,717,118
Interest receivable	79,027	798,053
Receivables from related parties	—	87,670
Other assets	8,974	—

Total Assets	$134,512,073	$231,294,886

LIABILITIES & CAPITAL

LIABILITIES
Open trade deficit, at fair value	$619,968	$—
Owner redemptions payable	638,130	1,137,772
Management fees payable to Managing Owner	107,434	433,430
Interest payable to Managing Owner	6,329	63,275
Trading fees payable to Managing Owner	354,268	523,099
Service fees payable to Managing Owner	310,291	239,520
Risk analysis fees payable	35,488	15,673
Payables to related parties	—	85,078
Advance on unrealized Swap Appreciation	9,441,555	9,441,555
Other liabilities	—	144,049

Total Liabilities	11,513,463	12,083,451

OWNERS CAPITAL
Managing Owner Units	1,248,665	2,276,211
Limited Owner Units	121,749,945	216,935,224

Total Owners Capital	122,998,610	219,211,435

Total Liabilities and Owners Capital	$134,512,073	$231,294,886

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Fund

Consolidated Condensed Schedule of Investments

September 30, 2017

(Unaudited)

Fair	% of Total Capital
Description	Value	(Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$(848)	0.00%
Various currency futures contracts (Canada)	(107,355)	-0.09%
Various currency futures contracts (Europe)	(75,098)	-0.06%
Various currency futures contracts (Oceanic)	(60,940)	-0.05%
Various currency futures contracts (U.S.)	(58,760)	-0.05%
Various energy futures contracts (U.S.)	56,768	0.05%
Various interest rates futures contracts (Canada)	(2,271)	0.00%
Various interest rates futures contracts (Europe)	(186,417)	-0.15%
Various interest rates futures contracts (Far East)	(46,634)	-0.04%
Various interest rates futures contracts (Oceanic)	(38,210)	-0.03%
Various interest rates futures contracts (U.S.)	(384,070)	-0.31%
Various precious metal futures contracts (U.S.)	(105,040)	-0.09%
Various soft futures contract (U.S.)	(26,307)	-0.02%
Various soft futures contracts (Canada)	(413)	0.00%
Various stock index futures contracts (Africa)	(176)	0.00%
Various stock index futures contracts (Canada)	15,484	0.01%
Various stock index futures contracts (Europe)	241,395	0.20%
Various stock index futures contracts (Far East)	311,491	0.25%
Various stock index futures contracts (Oceanic)	(7,241)	-0.01%
Various stock index futures contracts (U.S.)	323,106	0.26%
Total Long Futures Contracts	$(151,536)	-0.13%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$(81,463)	-0.07%
Various currency futures contracts (Europe)	21,788	0.02%
Various currency futures contracts (Far East)	324,593	0.26%
Various energy futures contracts (U.S.)	(43,910)	-0.04%
Various interest rates futures contracts (Canada)	60,656	0.05%
Various interest rates futures contracts (Europe)	8,187	0.01%
Various interest rates futures contracts (U.S.)	31,961	0.03%
Various precious metal futures contracts (U.S.)	17,865	0.01%
Various soft futures contract (Europe)	(815)	0.00%
Various soft futures contract (U.S.)	210,892	0.17%
Various soft futures contracts (Europe)	(1,248)	0.00%
Various soft futures contracts (Far East)	107	0.00%
Various stock index futures contracts (U.S.)	(458,500)	-0.37%
Total Short Futures Contracts	$90,113	0.07%
CURRENCY FORWARDS *
Various currency forwards contracts (NA)	$(558,545)	-0.45%
Total Currency Forwards	$(558,545)	-0.45%
Total Open Trade Equity (Deficit)	$(619,968)	-0.51%
SWAPS (1)
Frontier Brevan Howard swap (U.S.)	$2,877,501	2.34%
Frontier XXXIV Balanced select swap (U.S.)	11,845,939	9.63%
Frontier XXXV Diversified select swap (U.S.)	6,571,635	5.34%
Frontier XXXVII L/S select swap (U.S.)	410,372	0.33%
Total Swaps	$21,705,447	17.64%
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$2,231,330	1.81%
Galaxy Plus Fund - Chesapeake Feeder Fund (518)	1,876,025	1.53%
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	3,748,506	3.05%
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	5,185,858	4.22%
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	7,078,616	5.76%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	2,029,087	1.65%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	8,800,198	7.15%
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	7,422,281	6.03%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	662,246	0.54%
Galaxy Plus Fund - TT Feeder Fund (531) LLC	4,496,573	3.66%
Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	2,434,627	1.98%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	23,221,821	18.88%
Total Private Investment Companies	$69,187,168	56.26%
U.S. TREASURY SECURITIES

FACE VALUE	Fair Value	Fair Value

$9,000,000	US Treasury Note 6.875% due 08/15/2025 (Cost $12,218,716)	$12,060,176	9.81%
Total U.S. Treasury Securities	$12,060,176	9.81%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Consolidated Financial Statements, Note 4.
(2)	See Notes to Consolidated Financial Statements, Note 5.

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Fund

Consolidated Condensed Schedule of Investments

December 31, 2016

		Fair	% of Total Capital
Description		Value	(Net Asset Value)
LONG FUTURES CONTRACTS *
	Various base metals futures contracts (U.S.)	$(20,244)	-0.01%
	Various currency futures contracts (Europe)	73,909	0.03%
	Various currency futures contracts (Far East)	1,360	0.00%
	Various currency futures contracts (Oceanic)	(41,946)	-0.02%
	Various currency futures contracts (U.S.)	50,242	0.02%
	Various energy futures contracts (U.S.)	218,762	0.10%
	Various energy futures contracts (Europe)	4,150	0.00%
	Various energy futures contracts (Far East)	8,788	0.00%
	Various interest rates futures contracts (Canada)	(503)	0.00%
	Various interest rates futures contracts (Europe)	255,450	0.12%
	Various interest rates futures contracts (Oceanic)	103	0.00%
	Various interest rates futures contracts (U.S.)	25,285	0.01%
	Various precious metal futures contracts (U.S.)	(3,860)	0.00%
	Various precious metal futures contracts (Far East)	1,950	0.00%
	Various soft futures contract (Europe)	1,956	0.00%
	Various soft futures contract (Canada)	(1,115)	0.00%
	Various soft futures contract (Far East)	111	0.00%
	Various soft futures contract (U.S.)	(178,253)	-0.08%
	Various soft futures contracts (Far East)	2,808	0.00%
	Various stock index futures contracts (Canada)	925	0.00%
	Various stock index futures contracts (Europe)	302,352	0.14%
	Various stock index futures contracts (Far East)	362,606	0.17%
	Various stock index futures contracts (Oceanic)	61,876	0.03%
	Various stock index futures contracts (U.S.)	(284,324)	-0.13%
	Total Long Futures Contracts	$842,388	0.38%

SHORT FUTURES CONTRACTS *
	Various base metals futures contracts (U.S.)	$(200,612)	-0.09%
	Various currency futures contracts (Canada)	11,735	0.01%
	Various currency futures contracts (Europe)	358,276	0.16%
	Various currency futures contracts (Far East)	187,929	0.09%
	Various currency futures contracts (Oceanic)	7,603	0.00%
	Various currency futures contracts (U.S.)	1,130	0.00%
	Various energy futures contracts (U.S.)	(82,280)	-0.04%
	Various interest rates futures contracts (Canada)	5,396	0.00%
	Various interest rates futures contracts (Europe)	(17,617)	-0.01%
	Various interest rates futures contracts (Far East)	(16,393)	-0.01%
	Various interest rates futures contracts (Oceanic)	22,526	0.01%
	Various interest rates futures contracts (U.S.)	172,279	0.08%
	Various precious metal futures contracts (U.S.)	208,285	0.10%
	Various soft futures contract (U.S.)	401,926	0.18%
	Various soft futures contracts (Europe)	111,769	0.05%
	Various soft futures contracts (U.S.)	62,055	0.03%
	Various stock index futures contracts (Africa)	4,459	0.00%
	Various stock index futures contracts (Canada)	—	0.00%
	Various stock index futures contracts (Europe)	(2,802)	0.00%
	Various stock index futures contracts (Far East)	(2,456)	0.00%
	Various stock index futures contracts (Oceanic)	—	0.00%
	Various stock index futures contracts (U.S.)	16,027	0.01%
	Total Short Futures Contracts	$1,249,235	0.57%
CURRENCY FORWARDS *
	Various currency forwards contracts (NA)	$54,584	0.02%
	Total Currency Forwards	$54,584	0.02%
	Total Open Trade Equity (Deficit)	$2,146,207	0.97%
SWAPS (1)
	Frontier Brevan Howard swap (U.S.)	$8,391,414	3.83%
	Frontier XXXIV Balanced select swap (U.S.)	18,939,450	8.65%
	Frontier XXXV Diversified select swap (U.S.)	8,637,847	3.94%
	Frontier XXXVII L/S select swap (U.S.)	4,220,467	1.93%
	Total Swaps	$40,189,178	18.35%
PRIVATE INVESTMENT COMPANIES (2)
	Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	$11,559,976	5.28%
	Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	11,465,608	5.23%
	Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	6,526,957	2.98%
	Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	11,174,877	5.10%
	Galaxy Plus Fund - QIM Feeder Fund (526) LLC	20,442,933	9.33%
	Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	19,226,675	8.78%
	Galaxy Plus Fund - Quest Feeder Fund (517) LLC	3,899,040	1.78%
	Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	11,197,020	5.11%
	Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	4,643,329	2.12%
	Galaxy Plus Fund - LRR Feeder Fund (522) LLC	7,580,703	3.46%
	Total Private Investment Companies	$107,717,118	49.17%
U.S. TREASURY SECURITIES

FACE VALUE		Fair Value	Fair Value

$15,900,000	US Treasury Note 6.000% due 02/15/2026 (Cost $23,564,442)	$22,193,498	10.13%
$16,400,000	US Treasury Note 6.875% due 08/15/2025 (Cost $22,950,579)	20,564,106	9.39%
	Total U.S. Treasury Securities	$42,757,604	19.52%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Consolidated Financial Statements, Note 4.
(2)	See Notes to Consolidated Financial Statements, Note 5.

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Statements of Operations

For the Three Months Ended September 30, 2017 and 2016 (Unaudited)

	2017	2016

Investment income:
Interest - net	$42,985	$57,865

Total Income	42,985	57,865

Expenses:
Incentive Fees (rebate)	—	405,070
Management Fees	297,987	812,557
Risk analysis Fees	31,067	—
Service Fees - Class 1	556,766	847,577
Trading Fees	1,080,095	883,825
Other Fees	(2,428)	33,970

Total Expenses	1,963,487	2,982,999

Investment income/(loss) - net	(1,920,502)	(2,925,134)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(194,202)	5,485,689
Net unrealized gain/(loss) on private investment companies	(2,049,818)	932,313
Net realized gain/(loss) on private investment companies	1,291,678	—
Net change in open trade equity/(deficit)	691,294	(6,496,068)
Net unrealized gain/(loss) on swap contracts	663,203	860,209
Net realized gain/(loss) on U.S. Treasury securities	—	2,155,803
Net unrealized gain/(loss) on U.S. Treasury securities	(22,945)	(3,285,352)
Trading commissions	(24,044)	(41,688)

Net gain/(loss) on investments	355,166	(389,094)

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	(1,565,336)	(3,314,228)

Less: Operations attributable to non-controlling interests	—	—

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(1,565,336)	$(3,314,228)

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Statements of Operations

For the Nine Months Ended September 30, 2017 and 2016 (Unaudited)

	2017	2016

Investment income:
Interest - net	$200,963	$482,792

Total Income	200,963	482,792

Expenses:
Incentive Fees (rebate)	(205,571)	3,468,513
Management Fees	1,263,162	3,017,444
Risk analysis Fees	116,226	—
Service Fees - Class 1	1,989,777	2,695,921
Trading Fees	4,206,610	2,645,871
Other Fees	220,622	58,234

Total Expenses	7,590,826	11,885,983

Investment income/(loss) - net	(7,389,863)	(11,403,191)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(211,381)	8,765,701
Net unrealized gain/(loss) on private investment companies	(5,325,203)	6,305,729
Net realized gain/(loss) on private investment companies	6,098,199	—
Net change in open trade equity/(deficit)	(2,179,533)	867,525
Net unrealized gain/(loss) on swap contracts	94,319	(3,556,086)
Net realized gain/(loss) on U.S. Treasury securities	(2,129,137)	7,622,697
Net unrealized gain/(loss) on U.S. Treasury securities	2,857,993	(2,246,802)
Trading commissions	(142,453)	(1,166,877)

Net gain/(loss) on investments	(937,196)	16,591,887

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	(8,327,059)	5,188,696

Less: Operations attributable to non-controlling interests	—	—

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(8,327,059)	$5,188,696

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Statements of Changes in Owners’ Capital

For the Nine Months Ended September 30, 2017 (Unaudited)

	Managing	Limited
	Owner	Owners	Total

Owners’ Capital, December 31, 2016	$2,276,211	$216,935,224	$219,211,435

Sale of Units	696,956	736,677	1,433,633
Redemption of Units	(932,626)	(88,386,773)	(89,319,399)
Net increase/(decrease) in Owners’
Capital resulting from operations	(791,876)	(7,535,183)	(8,327,059)

Owners’ Capital, September 30, 2017	1,248,665	121,749,945	122,998,610

The consolidated Trust is not unitized as are the individual Series of the Trust

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2017 and 2016 (Unaudited)

	2017	2016

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(8,327,059)	$5,188,696
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity	2,766,175	1,700,303
Net change in ownership allocation of U.S. Treasury Securities		(20,136,990)
Net unrealized (gain)/loss on swap contracts	(94,319)	3,556,086
Net unrealized (gain)/loss on U.S. Treasury securities	(2,857,993)	2,246,802
Net realized (gain)/loss on U.S. Treasuries securities	2,129,137	(7,622,697)
Net unrealized gain/(loss) on private investment companies	5,325,203	(6,305,729)
Net realized gain/(loss) on private investment companies	(6,098,199)	—
(Purchases) sales of:
Reduction of collateral in Swap contracts	18,578,050	—
(Purchases) of U.S. Treasury securities	—	(26,620,440)
Sales of U.S. Treasury securities	31,077,906	122,230,239
(Purchases) of Private Investment Companies	(48,309,537)	(71,725,603)
Sales of Private Investment Companies	87,612,483	—
U.S. Treasury interest and premium paid/amortized	348,378	—
Increase and/or decrease in:
Receivable from futures commission merchants	12,811,157	17,267,112
Prepaid service fees	—	(105,092)
Interest receivable	719,026	1,747,731
Due to Broker	—	2,254,497
Receivable from related parties	87,670	3,120
Other assets	(8,974)	(193,328)
Interest payable	—	9,957
Incentive fees payable to Managing Owner	—	24,550
Management fees payable to Managing Owner	(325,996)	69,950
Interest payable to Managing Owner	(56,946)	(83,697)
Trading fees payable to Managing Owner	(168,831)	(19,868)
Service fees payable to Managing Owner	70,771	18,208
Risk analysis fees payable	19,815	—
Payables to related parties	(85,078)	(18,410)
Other liabilities	(144,049)	184,153

Net cash provided by operating activities	95,068,790	23,669,550
Cash Flows from Financing Activities:

Proceeds from sale of capital	1,433,633	6,982,912
Payment for redemption of capital	(89,319,399)	(25,839,213)
Pending owner additions	—	(36,462)
Redemptions payable	(499,642)	2,176

Net cash used in financing activities	(88,385,408)	(18,890,587)

Net increase (decrease) in cash and cash equivalents	6,683,382	4,778,963

Cash and cash equivalents, beginning of period	4,747,043	13,975,625
Cash and cash equivalents, end of period	$11,430,425	$18,754,588

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds
Notes to Consolidated Financial Statements (Unaudited)

1.	Organization and Purpose

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

The Trust, with respect to each Series:

·	engages in the speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts), and may, from time to time, engage in cash and spot transactions;

·	allocates funds to a limited liability trading company or companies (“Trading Company” or “Trading Companies”) and Galaxy Plus entities (“Galaxy Plus”). Except as otherwise described in these notes, each Trading Company and Galaxy Plus entity has one-year renewable contracts with its own independent commodity trading advisor(s), or each, a Trading Advisor, that will manage all or a portion of such Trading Company’s and Galaxy Plus assets and make the trading decisions for the assets of each Series vested in such Trading Company and Galaxy Plus entity. Each Trading Company and Galaxy Plus entity will segregate its assets from any other Trading Company and Galaxy Plus entity;

·	maintains separate, distinct records for each Series, and accounts for the assets of each Series separately from the other Series;

·	calculates the Net Asset Value (“NAV”) of its Units for each Series separately from the other Series;

·	has an investment objective of increasing the value of each Series’ Units over the long term (capital appreciation), while managing risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments;

·	maintains each Series of Units in three to seven sub-classes—Class 1, Class 1AP, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of Frontier Diversified Fund, Frontier Masters Fund, and Frontier Long/Short Commodity Fund are charged a service fee of up to two percent (2.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of Selling Agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to two percent (2.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to two percent (2.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. Investors who have purchased Class 1 or Class 1a Units of Frontier Balanced Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Winton Fund are charged a service fee of up to three percent (3.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 and Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to Selling Agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Frontier Diversified Fund, and Frontier Masters Fund or Class 2a Units of the Frontier Long/Short Commodity Fund sold until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series. Class 1AP was created as a sub-class of Class 1 and it has been presented separately because the fees applicable to it are different from those applicable to Class 1. Currently the service fee is not charged to Class 1AP investors. The Managing Owner may also pay Selling Agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such Selling Agents; and

·	all payments made to selling agents who are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and their associated persons that constitute underwriting compensation will be subject to the limitations set forth in Rule 2310(b)(4)(B)(ii) (formerly Rule 2810(b)(4)(B)(ii)) of the Conduct Rules of FINRA (“Rule 2310”). An investor’s Class 1 Units or Class 2 Units of any Series, or Class 1a Units or Class 2a Units of the Frontier Long/Short Commodity Fund or Frontier Balanced Fund will be classified as Class 3 or Class 3a Units of such Series, as applicable, when the Managing Owner determines that the fee limitation set forth in Rule 2310 with respect to such Units has been reached or will be reached. The service fee limit applicable to each unit sold is reached upon the earlier of when (i) the aggregate initial and ongoing service fees received by the selling agent with respect to such unit equals 9% of the purchase price of such unit or (ii) the aggregate underwriting compensation (determined in accordance with FINRA Rule 2310) paid in respect of such unit totals 10% of the purchase price of such unit. No service fees are paid with respect to Class 3 or Class 3a Units. Units of any Class in a Series may be redeemed, in whole or in part, on a daily basis, at the then current NAV per Unit for such Series on the day of the week after the date the Managing Owner is in receipt of a redemption request for at least one (1) Business Day to be received by the Managing Owner prior to 4:00 PM in New York.

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

As of September 30, 2017, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund Frontier Winton Fund and Frontier Heritage separates Units into a maximum of three separate Classes- Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Long/Short Commodity Fund separates Units into a maximum of five separate Classes—Class 1a, Class 2, Class 3, Class 2a and Class 3a. The Trust, with respect to the Frontier Balanced Fund separates Units into a maximum of five Classes—Class 1, Class 1AP, Class 2, Class 2A and Class 3A. Between April 15, 2016 and September 30, 2016, a portion of the interests in Frontier Trading Company I, LLC and all of the interests in Frontier Trading Company VII, LLC, and Frontier Trading Company XXIII, LLC held by Frontier Diversified Fund, Frontier Masters Fund, Frontier Balanced Fund, and Frontier Long/Short Commodity Fund were exchanged for equivalent interests in Galaxy Plus. The assets of Frontier Trading Company I, LLC, which included exposure to Quantmetrics Capital Management LLP’s Multi-Strategy Program, Quantitative Investment Management, LLC’s Quantitative Global Program, Quest Partners LLC’s Quest Tracker Index Program, Chesapeake Capital Management, LLC’s Diversified Program, and Doherty Advisors LLC’s Relative Value Moderate Program, the assets of Frontier Trading Company VII, LLC, which included exposure to Emil van Essen LLC’s Multi-Strategy Program, Red Oak Commodity Advisors, Inc.’s Fundamental Diversified Program, Rosetta Capital Management, LLC’s Rosetta Trading Program, and Landmark Trading Company’s Landmark Program, and the assets of Frontier Trading Company XXIII, LLC, which included exposure to Fort L.P.’s Global Contrarian Program have been transferred to individual Master Funds in Galaxy Plus. On May 10, 2017, the assets of Frontier Trading Company XV, LLC, which included exposure to Transtrend B.V.’ TT Enhanced Risk (USD) Program were transferred to a Master Fund in Galaxy Plus. Each Master Fund is sponsored and operated by Gemini Alternative Funds, LLC. The Sponsor has contracted with the trading advisors to manage the portfolios of the Master Funds pursuant to the advisors’ respective program. For those Series that invest in Galaxy Plus, approximately 30-70% of those Series’ assets are used to support the margin requirements of the Master Funds. The remaining assets of the Series are split between investments in Trading Companies and a pooled cash management account that invests primarily in U.S. Treasury securities. For those Series that do not invest in Galaxy Plus, their assets are split between investments in Trading Companies and investments in the pooled cash management account.

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

Change in Consolidation Method—In February 2017, the Trust elected to change its method by which it consolidates its investments in the Galaxy Plus entities and applied to its December 31, 2016 financial statements. Prior to the change, any Series that had a controlling interest in a Galaxy Plus entity would consolidate the assets and liabilities of that entity into its Statement of Financial Condition and the profit and loss into the Statement of Operations. The Managing Owner believes that this treatment does not provide meaningful data to the end user of the financial statements. As such, all investments in Galaxy Plus entities are accounted for using the net asset value as the practical expedient. In accordance with ASC 250 (Accounting Changes and Error Corrections), the comparative financial statements as of and for the three and nine months ended September 30, 2016 have been adjusted to apply the new method retrospectively. This will impact management fees, incentive fees (rebate), net realized gain/(loss) on futures, forwards and options, net change in open trade equity/(deficit), net unrealized gain/(loss) on private investment companies, net realized gain/(loss) on private investment companies, and operations attributable to non-controlling interests on the Statement of Operations. We also note that there is no impact to total capital or net increase/(decrease) in capital resulting from operations attributable to controlling interests.

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

Receivable From Futures Commission Merchants—The Trust deposits assets with a FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of September 30, 2017 included restricted cash for margin requirements of $1,616,324 for the Frontier Trading Company I LLC, and $7,829,025 for the Frontier Trading Company II LLC.

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

Purchase and Sales of Private Investment Companies—The Trust is able to subscribe into and redeem from the Galaxy Plus entities on a weekly basis. The value of the Private Investment Companies is determined by the Sponsor and reported on a daily basis. The change in value is calculated as the difference between the total purchase proceeds and the fair value calculated by the Sponsor and is recorded as net unrealized gain/(loss) on private investment companies on the statements of operations.

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

Investments in Private Investment Companies. Investments in private investment companies are valued utilizing the net asset values provided by the underlying Private Investment Companies as a practical expedient. A Series applies the practical expedient to its investments in Private Investment Companies on an investment-by-investment basis, and consistently with the Series’ entire position in a particular investment, unless it is probable that the Series will sell a portion of an investment at an amount different from the net asset value of the investment. Management has adopted Accounting Standards Update (“ASU”) ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) have not been classified in the fair value hierarchy below.

The following table summarizes the instruments that comprise the Trust financial asset portfolio, by Series, measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value.

September 30, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$(61,423)	$(558,545)	$—	$(619,968)
Swap Contracts	—	—	21,705,447	21,705,447
U.S. Treasury Securities	12,060,176	—	—	12,060,176

				Total
December 31, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$2,091,623	$54,584	$—	$2,146,207
Swap Contracts	—	—	40,189,178	40,189,178
U.S. Treasury Securities	42,757,604	—	—	42,757,604

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the statements of operations.

For the Nine Months Ended September 30, 2017
Swaps
For the Nine
Months ended
September 30, 2017

Balance of recurring Level 3 assets as of January 1, 2017	$40,189,178
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	94,319
Proceeds from collateral reduction	(18,578,050)
Purchase of investments	—
Sale of investments	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of September 30, 2017	$21,705,447

For the Year ended
December 31, 2016

Balance of recurring Level 3 assets as of January 1, 2016	$40,136,065
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	53,113
Purchase of investments	—
Sale of investments	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of December 31, 2016	$40,189,178

The Trust assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Trust’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the nine months ended September 30, 2017, the Trust did not transfer any assets between Levels 1, 2 and 3.

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at September 30, 2017:

Swap contracts	$94,319

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of September 30, 2017 and December 31, 2016, approximately 3.19% or $4,287,950 and 10.20% or $22,866,000, respectively, of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain swaps and is recorded as Swap Contracts, at fair value on the Statements of Financial Condition of the Trust. This cash held with the counterparty is not restricted.

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

The Trust had invested in the following swap contracts as of and for the nine months ended September 30, 2017:

	Brevan Howard	XXXIV Balanced select swap	XXXV Diversified select swap	XXXVII L/S select swap
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap

Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$2,072,056	$13,373,629	$4,651,155	$653,610
Termination Date	3/26/2018	8/2/2018	8/2/2018	8/7/2018
Cash Collateral	$986,000	$2,086,000	$1,186,000	$29,950
Swap Value	$1,891,501	$9,745,938	$5,371,635	$380,422
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	($513,913)	$420,488	$147,788	$39,954
Fair Value as of 9/30/2017	$2,877,501	$11,845,938	$6,571,635	$410,372
Advance on swap appreciation	($1,900,000)	($4,926,555)	($2,500,000)	($115,000)

The Trust had invested in the following swap contracts as of and for the year ended December 31, 2016:

	Brevan Howard	XXXIV Balanced Select Swap	XXXV Diversified Select Swap	XXXVII L/S Select Swap
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap

Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$11,413,283	$22,580,043	$13,851,707	$1,877,692
Termination Date	3/26/2018	8/2/2018	8/2/2018	8/7/2018
Cash Collateral	$5,986,000	$9,600,000	$3,400,000	$3,880,000
Swap Value	$2,405,414	$9,339,450	$5,237,847	$340,468
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	$431,146	($218,070)	($48,002)	($111,960)
Fair Value as of 12/31/2016	$8,391,414	$18,939,450	$8,637,847	$4,220,468
Advance on swap appreciation	($1,900,000)	($4,926,555)	($2,500,000)	($115,000)

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

The following table summarizes each of the Trust’s investments in Private Investment Companies as of September 30, 2017 and December 31, 2016:

	As of September 30, 2017		As of December 31, 2016
	Percentage of		Percentage of
	Series Net		Series Net
	Assets Invested		Assets Invested
	in Private Investment		in Private Investment
	Companies	Fair Value	Companies	Fair Value

Series

Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	1.81%	$2,231,330	2.12%	$4,643,329
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	1.53%	1,876,025	5.23%	11,465,608
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	3.05%	3,748,506	2.98%	6,526,957
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	4.22%	5,185,858	5.28%	11,559,976
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	5.76%	7,078,616	5.10%	11,174,877
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	1.65%	2,029,087	3.46%	7,580,702
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	7.15%	8,800,198	9.33%	20,442,933
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	6.03%	7,422,281	8.78%	19,226,675
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	0.54%	662,246	1.78%	3,899,040
Galaxy Plus Fund - Quest FIT Feeder Fund (535) LLC	1.98%	2,434,627	5.11%	11,197,020
Galaxy Plus Fund - TT Feeder Fund (531) LLC	3.66%	4,496,573	—	—
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	18.88%	23,221,821	—	—

The Galaxy Plus entities are made up a feeder funds in which the Trust invests and master trading entities into which the feeder funds invest. No investment held by the Galaxy Plus master trading entity is greater than 5% of the Trust’s total capital.

The following table summarizes the Trust’s equity in earnings from each of the Private Investment Companies during the nine months ended September 30, 2017:

	Nine Months Ended September 30, 2017				Nine Months Ended September 30, 2016
	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$(111,211)	$(720,482)	$247,580	$(584,113)	$—	$—	$—	$—
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	(188,852)	(364,753)	528,870	(24,735)	—	—	1,373,094	1,373,094
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(116,596)	304,648	(53,120)	134,932	—	—	133,198	133,198
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LLC	(1,330,361)	4,599,674	304,067	3,573,380	—	—	2,947,356	2,947,356
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(220,929)	1,509,865	(59,134)	1,229,802	—	—	304,431	304,431
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(570,790)	(2,947)	(1,389,486)	(1,963,223)	—	—	692,277	692,277
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(1,822,201)	5,221,007	393,843	3,792,649	—	—	1,376,074	1,376,074
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	(346,240)	498,355	339,271	491,386	—	—	(562,297)	(562,297)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(85,937)	2,436,910	(3,127,619)	(776,646)	—	—	(875,512)	(875,512)
Galaxy Plus Fund - Quest FIT Feeder Fund (535) LLC	—	—	(795,707)	(795,707)	—	—	917,108	917,108
Galaxy Plus Fund - TT Feeder Fund (531) LLC	(26,272)	455,907	(1,826,328)	(1,396,693)	—	—	—	—
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(601,695)	(1,507,427)	(798,914)	(2,908,036)	—	—	—	—

Total	$(5,421,084)	$12,430,757	$(6,236,677)	$772,996	$—	$—	$6,305,729	$6,305,729

The following table summarizes each of the Trust’s equity in earnings from Private Investment Companies for the three months ended September 30, 2017:

	Thee Months Ended September 30, 2017				Three Months Ended September 30, 2016
	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$(27,526)	$(83,578)	$219,283	$108,179	$—	$—	$—	$—
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	(22,467)	51,664	(95,593)	(66,396)	—	—	(1,353,401)	(1,353,401)
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(29,346)	63,445	2,935	37,034	—	—	133,198	133,198
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LLC	(222,560)	1,811,488	(935,550)	653,378	—	—	3,737,683	3,737,683
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(52,255)	(216,057)	556,885	288,573	—	—	304,431	304,431
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	—	(2,947)	(344,286)	(347,233)	—	—	(692,277)	(692,277)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(90,999)	(1,103,456)	1,092,377	(102,078)	—	—	1,617,440	1,617,440
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	(56,647)	(291,572)	(938)	(349,157)	—	—	(1,304,516)	(1,304,516)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(17,531)	(39,564)	29,219	(27,876)	—	—	(398,262)	(398,262)
Galaxy Plus Fund - Quest FIT Feeder Fund (535) LLC	—	—	(91,259)	(91,259)	—	—	(1,111,983)	(1,111,983)
Galaxy Plus Fund - TT Feeder Fund (531) LLC	—	—	(244,467)	(244,467)		—	—	—
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(297,366)	(732,794)	413,322	(616,838)	—	—	—	—

Total	$(816,697)	$(543,371)	$601,928	$(758,140)	$—	$—	$932,313	$932,313

The Trust’s investments in private investment companies have certain redemption and liquidity restrictions which are described in the following table:

	Redemptions	Redemptions	Liquidity
	Notice Period	Permitted	Restrictions
Frontier Funds
Multi-Strategy
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	24 hours	Daily	None
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None
Galaxy Plus Fund - TT Feeder Fund (531) LLC	24 hours	Weekly	None
Option Trading
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	24 hours	Daily	None

6.	Transactions with Affiliates

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

As of September 30, 2017, the Trust had a payable to the Managing Owner in the amounts of $0, $107,434, $6,329, $354,268, and $310,291 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

As of December 31, 2016, the Trust had a payable to the Managing Owner in the amounts of $0, $433,430, $63,275, $523,099 and $239,520 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

For the three months ended September 30, 2017 the Trust paid the Managing Owner $0, $297,987, $556,766 and $1,080,095 for incentive fees, management fees, service fees, and trading fees, respectively.

For the three months ended September 30, 2016, the Trust paid the Managing Owner $405,070, $812,557, $847,577 and $883,825 for incentive fees, management fees, service fees, and trading fees, respectively.

For the nine months ended September 30, 2017 the Trust paid the Managing Owner $(205,571), $1,263,162, $1,989,777 and $4,206,610 for incentive fees, management fees, service fees, and trading fees, respectively.

For the nine months ended September 30, 2016 the Trust paid the Managing Owner $3,468,513, $3,017,444, $2,695,921 and $2,645,871 for incentive fees, management fees, service fees, and trading fees, respectively.

With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed therefore by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk and enjoys the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months. For the nine months ended September 30, 2017 and 2016, amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees were $0 and $12, respectively.

Aggregate interest income from all sources, including U.S. Treasury Securities assets net of premiums and cash held at clearing brokers, of up to the first 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Winton Fund, Frontier Select Fund, and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a, Class 3a only), Frontier Masters Fund, and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 20% of the total interest allocated to each Series was paid to the Managing Owner from January 1, 2016 through April 28, 2016; thereafter 100% of the interest is retained by the respective Series. During the nine months ended September 30, 2017 and 2016, the Trust paid $349,196 and $1,151,617, respectively of such interest income to the Managing Owner. Such amounts are not included in the consolidated statements of operations of the Trust. All other interest income is recorded by the Trust on the consolidated statements of operations.

Solon Capital, LLC, an affiliate of the Trust (when Equinox Fund Management, LLC) was acting as Managing Owner), provided Management services for Equinox who paid, $168,256 and $0 respectively, for the nine month’s ended September 30, 2017 and 2016. These amounts have no impact on the Trust’s financial statements.

7.	Financial Highlights

The following information presents the financial highlights of the Trust for the three and nine months ended September 30, 2017 and 2016. This data has been derived from the information presented in the consolidated financial statements.

Three months ended
	2017	2016

Ratios to average net assets (1)
Net investment gain/(loss) (1)	-5.76%	-4.50%
Expenses before incentive fees (3)	5.89%	4.43%
Expenses after incentive fees (3)	5.89%	4.60%

Total return before incentive fees (2)	-1.18%	-1.26%
Total return after incentive fees (2)	-1.18%	-1.43%

Nine months ended
	2017	2016

Ratios to average net assets (1)
Net investment gain/(loss) (1)	-5.73%	-4.47%
Expenses before incentive fees (3)	6.01%	4.74%
Expenses after incentive fees (3)	5.89%	6.20%

Total return before incentive fees (2)	-4.92%	3.65%
Total return after incentive fees (2)	-4.80%	2.19%

(1)	Annualized with the exception of incentive fees.
(2)	Total returns are not annualized.
(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Consolidated Statements of Operations of the Trust. Refer to Note 5 of Financial Statements.

The Trust financial highlights are calculated based upon the Trust’s consolidated financial statements. The consolidated Trust does not issue units and therefore the financial highlights do not disclose any unitized data.

8.	Derivative Instruments and Hedging Activities

The Trust’s primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trust does not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trust’s derivatives by instrument types as of September 30, 2017 and December 31, 2016 is included in the Consolidated Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trust’s positions in swap contracts.

For the three and nine months ended September 30, 2017, the monthly average of forwards, options and futures contracts bought was approximately 2,416 and 8,053, respectively and sold was approximately 1,936 and 7,774, respectively.

For the three and nine months ended September 30, 2016, the monthly average of forwards, options and futures contracts bought was approximately 4,180 and 6,736, respectively and sold was approximately 4,079 and 6,445, respectively.

The following tables summarize the trading revenues for the three and nine months ended September 30, 2017 and 2016 by sector:

Realized Trading Revenue from Futures, Forwards and Options
for the Three Months Ended September 30, 2017 (1)

Type of contract

Metals	$(415,539)
Currencies	693,018
Energies	(471,279)
Agriculturals	(562,795)
Interest rates	(99,299)
Stock indices	661,692

Realized trading income/(loss)(1)	$(194,202)

Realized Trading Revenue from Futures, Forwards and Options
for the Nine Months Ended September 30, 2017 (1)

Type of contract

Metals	$(1,700,436)
Currencies	(1,131,814)
Energies	(2,238,664)
Agriculturals	(82,409)
Interest rates	(2,491,165)
Stock indices	7,433,107

Realized trading income/(loss)(1)	$(211,381)

Realized Trading Revenue from Futures, Forwards and Options
for the Three Months Ended September 30, 2016 (1)

Type of contract

Metals	$16,497
Currencies	1,826,738
Energies	(703,627)
Agriculturals	(144,974)
Interest rates	2,947,397
Stock indices	1,543,658

Realized trading income/(loss)(1)	$5,485,689

Realized Trading Revenue from Futures, Forwards and Options
for the Nine Months Ended September 30, 2016 (1)

Type of contract

Metals	$(1,721,002)
Currencies	1,367,910
Energies	(88,334)
Agriculturals	(870,369)
Interest rates	13,011,518
Stock indices	(2,934,022)

Realized trading income/(loss)(1)	$8,765,701

(1)	Amounts recorded in the Statements of Operations under Net realized gain/(loss) on futures, forwards, and options

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended September 30, 2017 (2)

Type of contract

Metals	$36,050
Currencies	(478,195)
Energies	213,027
Agriculturals	264,443
Interest rates	(147,197)
Stock indices	803,166

Change in unrealized trading income/(loss)(2)	$691,294

Net Change in Open Trade Equity from Futures, Forwards and Options for the Nine Months Ended September 30, 2017 (2)

Type of contract

Metals	$(151,493)
Currencies	(1,472,515)
Energies	(105,818)
Agriculturals	(81,250)
Interest rates	(1,085,406)
Stock indices	716,949

Change in unrealized trading income/(loss)(2)	$(2,179,533)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended September 30, 2016 (2)

Type of contract

Metals	$(468,398)
Currencies	(1,672,106)
Energies	(674,167)
Agriculturals	115,551
Interest rates	(4,121,905)
Stock indices	324,957

Change in unrealized trading income/(loss)(2)	$(6,496,068)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Nine Months Ended September 30, 2016 (2)

Type of contract

Metals	$(832,837)
Currencies	455,761
Energies	(1,007,176)
Agriculturals	569,303
Interest rates	704,006
Stock indices	978,468

Change in unrealized trading income/(loss)(2)	$867,525

(2)	In the Consolidated Statement of Operations under net change in open trade equity (deficit), at fair value.

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

The following tables present gross and net information about the Trust’s assets and liabilities subject the master netting arrangements as disclosed on the consolidated statements of financial condition as of September 30, 2017 and December 31, 2016:

As of September 30, 2017			Net Amounts
		Gross Amounts	Presented in the
	Gross Amounts	offset in the	Statements of
	of recognized	Statements of	Financial
	Derivative Assets	Financial Condition	Condition

Open Trade Equity/(Deficit)	$1,940,545	$(2,560,513)	$(619,968)
Swap Contracts	21,705,447	—	21,705,447

Offsetting of Derivatives Assets and Liabilities

As of December 31, 2016			Net Amounts
		Gross Amounts	Presented in the
	Gross Amounts	offset in the	Statements of
	of recognized	Statements of	Financial
	Derivative Assets	Financial Condition	Condition

Open Trade Equity/(Deficit)	$2,998,612	$(852,405)	$2,146,207
Swap Contracts	40,189,178	—	40,189,178

9.	Trading Activities and Related Risks

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

From October 1, 2017 through November 9, 2017, Frontier Balanced Fund, Frontier Diversified Fund, Frontier Heritage Fund, Frontier Long/Short Commodity Fund, Frontier Masters Fund, Frontier Select Fund, and Frontier Winton Fund paid $2,059,884, $527,906, $91,373, $319,841, $870,585 $294,308 and $371,061, respectively, in redemptions.

All the owner redemptions payable on the Statements of Financial Condition were paid on October 2, 2017.

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

The trading system of each of the major commodity Trading Advisors and the means by which the Series access those Trading Advisors are as follows:

Major Commodity Trading Advisor	Trading System Style	Accessed Through

Aspect Capital Limited	Systematic	Galaxy Plus
Beach Horizon	Systematic	Trading Company
BH-DG Systematic Trading LLP	Systematic	Swap
Chesapeake Capital Corporation	Systematic	Galaxy Plus
Crabel Capital Partners LLPC	Systematic	Swap
Emil Van Essen, LLC	Discretionary	Galaxy Plus
Fort, L.P.	Systematic	Galaxy Plus
H2O Asset Management	Systematic	Swap
J E Moody & Company	Systematic	Swap
Quantitative Investment Management, LLC	Systematic	Galaxy Plus
Quantmetrics Capital Management LLP	Systematic	Galaxy Plus
Quest Partners LLC	Systematic	Galaxy Plus
Red Oak Commodity Advisors, Inc.	Discretionary	Galaxy Plus
Rosetta Capital Management, LLC	Discretionary	Galaxy Plus
Transtrend B.V.	Systematic	Galaxy Plus
Welton Investment Partners LLC	Systematic	Galaxy Plus
Winton Capital Management Ltd.	Systematic	Trading Company

As of September 30, 2017, the allocation of the assets of each applicable Series of the Trust between the Trading Advisors was as follows:

Allocation as of September 30, 2017 (expressed as a percentage of aggregate notional exposure to commodity trading programs)

		Equinox
	Equinox	Frontier	Equinox	Equinox		Equinox	Equinox
	Frontier	Long/Short	Frontier	Frontier	Equinox	Frontier	Frontier
	Diversified	Commodity	Masters	Balanced	Frontier	Winton	Heritage
Advisor	Fund	Fund	Fund	Fund	Select Fund	Fund	Fund
Aspect Capital Limited	3%	—	—	5%	—	—	—
Beach Horizon	—	—	—	3%	—	—	—
BH-DG Systematic Trading LLP	—	—	—	—	15%	—	16%
Chesapeake Capital Corporation	4%	8%	12%	—	—	—	—
Crabel Capital Management, LLC	4%	—	—	4%	—	—	—
Doherty	4%			4%
Emil Van Essen, LLC	6%	18%	19%	7%	—	—	—
Fort, L.P.	7%	—	—	12%	—	—	—
H2O Asset Management	10%	—	—	13%	—	—	—
J E Moody & Company		8%	—	—	—	—	—
Landmark	1%	2%		1%
Quantitative Investment Management, LLC	20%	—	—	16%	—	—	—
Quantmetrics Capital Management LLP	15%	—	—	13%	—	—	—
Quest Partners LLC	2%	—	—	1%	—	—	—
Red Oak Commodity Advisors, Inc.	—	18%	—	—	—	—	—
Rosetta Capital Management, LLC	—	26%	—	—	—	—	—
Transtrend B.V.			23%	—	43%	—	—
Welton Investment Partenrs LLC	15%	20%	26%	12%	42%	—	34%
Winton Capital Management Ltd.	9%	—	20%	9%	—	100%	50%

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At September 30, 2017, cash deposited at the clearing brokers was $20,040,856 for the Trust. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each month. Currently, with the Federal Funds target rate at 0.00% to 0.25%, this amount is estimated to be 0.00%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds and time deposits. Aggregate interest income from all sources, including assets held at clearing brokers, of up to 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Winton Fund, Frontier Select Fund, and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a, Class 3a only), Frontier Masters Fund and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 20% of the total interest allocated to the Series was paid to the Managing Owner from January 1, 2016 through April 28, 2016; thereafter 100% of the interest is retained by the respective Series. The amount reflected in the financial statements for the Trust and Series are disclosed on a net basis. Due to some classes not exceeding the 2% paid to the Managing Owner, amounts earned by those classes may be zero.

Approximately 10% to 30% of the Trust’s assets are expected to be committed as required margin for futures contracts and forwards and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations there under. Approximately 2% to 6% of the Trust’s assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 64% to 88% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. federally chartered banks. As of September 30, 2017, total cash and cash equivalents held at banking institutions were $108,110 for the Frontier Diversified Fund, $386,359 for the Frontier Long/Short Commodity Fund, $1,543,050 for the Frontier Masters Fund, $1,107,407 for the Frontier Balanced Fund, $355,532 for the Frontier Select Fund, $7,084,811 for the Frontier Winton Fund, and $845,156 for the Frontier Heritage Fund.

As a commodity pool, the Trust has large cash positions. Such cash positions are used to pay margin for the trading of futures, forwards and options, and also to pay redemptions. Generally, the Trust has not been forced to liquidate positions to fund redemptions. During the nine months ended September 30, 2017, the Trust was able to pay all redemptions.

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

Results of Operations

Series Returns and Other Information

The returns for each Series and Class of Units for the nine months ended September 30, 2017 and 2016, and related information, are discussed below. The activities of the Trust on a consolidated basis are explained through the activity of the underlying Series. Please refer to the discussion of the Series activities in relation to the Trust on a consolidated basis.

Each Series had exposure to commodity interest positions within one or more sectors during nine months ended September 30, 2017 and 2016. The performance of each Series was impacted over the course of the periods by, among other things, the relative performance of the relevant sector or sectors and the commodities within those sectors, the changing allocations among, and the specific positions taken by the Series’ Trading Advisors in, the relevant sector(s) and commodities, and the timing of entries and exits. For certain of the Series, a sector attribution chart has been included at the end of the relevant discussion. Each chart depicts the performance of the relevant Series’ positions within each of the relevant sectors (determined by the Managing Owner using monthly gross return and NAV figures, with various adjustments to net out a proportional allocation of the fees and expenses chargeable to the Series) during the periods presented.

Three months ended September 30, 2017 Compared to Three Months Ended September 30, 2016.

Frontier Diversified Fund

The Frontier Diversified Fund— Class 1 NAV lost 1.46% and lost 1.92%, respectively, for the three months ended September 30, 2017 and 2016, net of fees and expenses; the Frontier Diversified Fund—Class 2 NAV lost 1.03% and lost 1.48%, respectively for the three months ended September 30, 2017 and 2016, net of fees and expenses; the Frontier Diversified Fund—Class 3 NAV lost 0.96% and lost 1.41%, respectively for the three months ended September 30, 2017 and 2016.

For the three months ended September 30, 2017, the Frontier Diversified Fund recorded net gain on investments of $68,284 net investment loss of $257,720, net investment income of $1,825 and total expenses of $259,545 resulting in a net decrease in Owners’ capital from operations of $189,436. For the three months ended September 30, 2016, the Frontier Diversified Fund recorded net loss on investments of $490,189, net investment income of $31,817, and total expenses of $404,548 resulting in a net decrease in Owners’ capital from operations of $862,922.

Please see additional discussion under “Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016–Frontier Diversified Fund.”

Frontier Masters Fund

The Frontier Masters Fund—Class 1 NAV lost 2.91% and lost 0.68% for the three months ended September 30, 2017 and 2016 net of fees and expenses; the Frontier Masters Fund—Class 2 NAV lost 2.50% and lost 0.23% for the three months ended September 30, 2017 and 2016, net of fees and expenses; the Frontier Masters Fund—Class 3 NAV lost 2.43% and lost 0.16% for the three months ended September 30, 2017 and 2016, net of fees and expenses.

For the three months ended September 30, 2017, the Frontier Masters Fund recorded net loss on investments of $106,063, net investment loss of $184,502, and total expenses of $197,676, resulting in a net decrease in Owners’ capital from operations of $290,565. For the three months ended September 30, 2016, the Frontier Masters Fund recorded net gain on investments of $66.778, net investment income of $23,296, and total expenses of $148,422 resulting in a net decrease in Owners’ capital from operations of $58,348.

Please see additional discussion under “Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016—Frontier Masters Fund.”

Frontier Long/Short Commodity Fund

The Frontier Long/Short Commodity Fund—Class 2 NAV lost 0.03% and lost 3.82%, respectively, for the three months ended September 30, 2017 and 2016, net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 3 NAV lost 0.02% and lost 2.82% respectively for the three months ended September 30, 2017 and 2016, net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 1a NAV lost 0.44% and lost 3.45% respectively, for the three months ended September 30, 2017 and 2016, net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 2a NAV lost 0.03% and lost 3.32% respectively, for the three months ended September 30, 2017 and 2016, net of fees and expenses; the Frontier Long/Short Commodity Fund Class 3a NAV gained 0.03% and lost 2.04%, respectively, for the three months ended September 30, 2017 and 2016, net of fees and expenses.

For the three months ended September 30, 2017, the Frontier Long/Short Commodity Fund recorded net gain on investments of $72,790, net investment loss of $40,336, and total expenses of $40,336, resulting in a net increase in Owners’ capital from operations of $32,454. For the three months ended September 30, 2016, the Frontier Long/Short Commodity Fund recorded net loss on investments of $263,816, net investment income of $0, and total expenses of $65,347, resulting in a net decrease in Owners’ capital from operations of $392,163.

Please see additional discussion under “Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016 – Frontier Long/Short Commodity Fund.”

Frontier Balanced Fund

The Frontier Balanced Fund—Class 1 NAV lost 1.26% and gained 0.02%, respectively, for the three months ended September 30, 2017 and 2016, net of fees and expenses; the Frontier Balanced Fund —Class 2 NAV lost 0.51% and gained 0.79%, respectively, for the three months ended September 30, 2017 and 2017, net of fees and expenses; the Frontier Balanced Fund —Class 2a NAV lost 0.48% and gained 0.88%, respectively, for the three months ended September 30, 2017 and 2016, net of fees and expenses; the Frontier Balanced Fund —Class 3a NAV lost 0.48% and gained 0.87%, respectively, for the three months ended September 30, 2017 and 2016, net of fees and expenses; the Frontier Balanced Fund —Class 1AP NAV lost 0.52% and gained 0.78 % for the three months ended September 30, 2017 and 2016, net of fees and expenses.

For the three months ended September 30, 2017, the Frontier Balanced Fund recorded net gain on investments of $367,405 net investment loss of $808,362, and total expenses of $816,616, resulting in a net decrease in Owners’ capital from operations of $440,957. For the three months ended September 30, 2016, the Frontier Balanced Fund recorded net gain on investments of $845,344, net investment income of $2,752, and total expenses of $661,050, resulting in a net increase in Owners’ capital from operations of $243,862, after non-controlling interests of $56,815.

Please see additional discussion under “Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016 – Frontier Balanced Fund.”

Frontier Select Fund

The Frontier Select Fund—Class 1 NAV lost 5.50% and lost 1.90%, respectively, for the three months ended September 30, 2017 and 2016, net of fees and expenses; the Frontier Select Fund —Class 2 NAV lost 4.78% and lost 1.14% respectively for the three months ended September 30, 2017 and 2016, net of fees and expenses; the Frontier Select Fund —Class 1AP NAV lost 4.68% and lost 1.14%, respectively, for the three months ended September 30, 2017 and 2016.

For the three months ended September 30, 2017, the Frontier Select Fund recorded net loss on investments of $246,729, net investment loss of $86,152 and total expenses of $86,152, resulting in a net decrease in Owners’ capital from operations of $332,881. For the three months ended September 30, 2016, the Frontier Select Fund recorded net gain on investments of $10,160, net investment income of $0, and total expenses of $232,287, resulting in a net decrease in Owners’ capital from operations of $234,575, after non-controlling interests of $12,448.

Please see additional discussion under “Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016 – Frontier Select Fund.”

Frontier Winton Fund

The Frontier Winton Fund—Class 1 NAV lost 1.24% and lost 4.84%, respectively, for the three months ended September 30, 2017 and 2017, net of fees and expenses; the Frontier Winton Fund —Class 2 NAV lost 0.48% and lost 4.11%, respectively, for the three months ended September 30, 2017 and 2016, net of fees and expenses; the Frontier Winton Fund —Class 1AP NAV lost 0.48% and lost 4.11%, respectively, for the three months ended September 30, 2017 and 2016.

For the three months ended September 30, 2017, the Frontier Winton Fund recorded net gain on investments of $440,557, net investment loss of $422,546, and total expenses of $442,278 resulting in a net decrease in Owners’ capital from operations of $196,414, after non-controlling interests of $214,425. For the three months ended September 30, 2016, the Frontier Winton Fund recorded net loss on investments of $1,783,567, net investment income of $0, and total expenses of $620,098, resulting in a net decrease in Owners’ capital from operations of $1,643,430, after non-controlling interests of $760,235.

Please see additional discussion under “Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016 – Frontier Winton Fund.”

Frontier Heritage Fund

The Frontier Heritage Fund—Class 1 NAV lost 2.74% and lost 3.95%, respectively, for the three months ended September 30, 2017 and 2016 net of fees and expenses; the Frontier Heritage Fund —Class 2 NAV lost 2.02% and lost 3.20%, respectively for the three months ended September 30, 2017 and 2016, net of fees and expenses; the Frontier Heritage Fund —Class 1AP NAV lost 2.01% and lost 3.21%, respectively, for the three months ended September 30, 2017 and 2016.

For the three months ended September 30, 2017, the Frontier Heritage Fund recorded net gain on investments of $27,074, net investment loss of $120,882, and total expenses of $120,882, resulting in a net decrease in Owners’ capital from operations of $147,535, after non-controlling interests of $53,727. For the three months ended September 30, 2016, the Frontier Heritage Fund recorded net loss on investments of $386,484, net investment income of $0, and total expenses of $105,695, resulting in a net decrease in Owners’ capital from operations of $429,665, after non-controlling interests of $62,514.

Please see additional discussion under “Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016 – Frontier Heritage Fund.”

Nine months ended September 30, 2017 Compared to Nine Months Ended September 30, 2016.

Frontier Diversified Fund

2017

The Frontier Diversified Fund— Class 1 NAV lost 5.44% and gained 0.23%, respectively, for the nine months ended September 30, 2017 and 2016, net of fees and expenses; the Frontier Diversified Fund—Class 2 NAV lost 4.24% and gained 1.57%, respectively for the nine months ended September 30, 2017 and 2016, net of fees and expenses; the Frontier Diversified Fund—Class 3 NAV lost 4.06% and gained 1.76%, respectively for the nine months ended September 30, 2017 and 2016.

For the nine months ended September 30, 2017, the Frontier Diversified Fund recorded net gain on investments of $1,411,439 net investment loss of $1,173,289, and total expenses of $1,272,511 resulting in a net increase in Owners’ capital from operations of $238,150. The NAV per Unit, Class 1, decreased from $116.43 at December 31, 2016 to $110.10 as of September 30, 2017. The NAV per Unit, Class 2, decreased from $132.94 at December 31, 2016 to $127.30 as of September 30, 2017. The NAV per Unit, Class 3 decreased from $123.27 at December 31, 2016 to $118.27 as of September 30, 2017. Total Class 1 subscriptions and redemptions for the period were $3,063 and $1,652,836 respectively. Total Class 2 subscriptions and redemptions for the period were $599,571 and $30,047,952, respectively. Total Class 3 subscriptions and redemptions for the period were $1,357,356 and $4,472,986, respectively. Ending capital at September 30, 2017 was $3,352,300 for Class 1, $9,547,801 for Class 2 and $9,595,656 for Class 3. Ending capital at December 31, 2016 was $5,189,420 for Class 1, $38,231,581 for Class 2 and $13,050,390 for Class 3.

The Frontier Diversified Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Two of the six sectors traded in the Frontier Diversified Fund was profitable in Q3 2017 and two of the six were profitable YTD. Energies and Stock Indices was profitable for Q3 2017 while Metals, Currencies, Agriculturals, and Interest Rates finished negative for the quarter. Energies and Stock Indices was profitable for YTD while Metals, Currencies, Agriculturals, and Interest Rates finished negative YTD

In terms of major CTA performance Emil Van Essen, Fort, H20 and QIM finished positive for the quarter. Aspect, Chesapeake, Crabel, Quantmetrics, Quest, Welton, and Winton were negative for the quarter

Emil Van Essen, Fort, H20, and QIM were positive YTD while Aspect, Chesapeake, Crabel, Quantmetrics, Quest, Welton, and Winton were negative YTD.

2016

The Equinox Frontier Diversified Fund—Class 1 NAV gained 0.23% for the nine months ended September 30, 2016, net of fees and expenses; the Equinox Frontier Diversified Fund—Class 2 NAV gained 1.57% for the nine months ended September 30, 2016, net of fees and expenses, the Equinox Frontier Diversified Fund—Class 3 NAV gained 1.76% for the nine months ended September 30, 2016.

For the nine months ended September 30, 2016, the Equinox Frontier Diversified Fund recorded net gain on investments of $3,099,169, net investment income of $312,594, and total expenses of $2,718,263 resulting in a net increase in Owners’ capital from operations of $693,500, after non-controlling interest of $0. The NAV per Unit, Class 1, increased from $115.52 at December 31, 2015 to $115.79 as of September 30, 2016. The NAV per Unit, Class 2, increased from $129.60 at December 31, 2015 to $131.63 as of September 30, 2016. The NAV per Unit, Class 3 increased from $119.87 at December 31, 2015 to $121.98 as of September 30, 2016. Total Class 1 subscriptions and redemptions for the period were $555,704 and $591,836, respectively. Total Class 2 subscriptions and redemptions for the period were $5,830,462 and $4,950,672, respectively. Total Class 3 redemptions for the period were $1,623,278. Ending capital excluding Managing Owner Capital at September 30, 2016 was $6,491,253 for Class 1, $35,296,599 for Class 2 and $13,155,999 for Class 3.

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

Chesapeake, Crabel, Emil Van Essen, Fort LP (GC), QIM and Winton were positive YTD while H20, Quest and Quantmetrics were negative YTD.

Frontier Masters Fund

2017

The Frontier Masters Fund—Class 1 NAV lost 11.87% and gained 5.47%, respectively, for the nine months ended September 30, 2017 and 2016 net of fees and expenses; the Frontier Masters Fund —Class 2 NAV lost 10.74%, and gained 6.87% respectively, for the nine months ended September 30, 2017 and 2016, net of fees and expenses; the Frontier Masters Fund—Class 3 NAV lost 10.56% and gained 7.08%, respectively, for the nine months ended September 30, 2017 and 2016, net of fees and expenses.

For the nine months ended September 30, 2017, the Frontier Masters Fund recorded net loss on investments of $871,687 net investment loss of $680,300, and total expenses of $752,891, resulting in a net decrease in Owners’ capital from operations of $1,551,987. The NAV per Unit, Class 1, decreased from $112.80 at December 31, 2016 to $99.41 as of September 30, 2017. The NAV per Unit, Class 2, decreased from $128.78 at December 31, 2016 to $114.95 as of September 30, 2017. The NAV per Unit, Class 3, decreased from $119.89 at December 31, 2016 to $107.23 as of September 30, 2017. Total Class 1 subscriptions and redemptions for the period were $2,610 and $1,976,359, respectively. Total Class 2 subscriptions and redemptions for the period were $65,000 and $2,102,200, respectively. Total Class 3 subscriptions and redemptions for the period were $1,571,804 and $1,272,628, respectively. Ending capital at September 30, 2017 was $2,949,731 for Class 1, $3,194,222 for Class 2 and $5,761,594 for Class 3. Ending capital at December 31, 2016 was $5,361,626 for Class 1, $5,657,562 for Class 2 and $6,150,119 for Class 3.

The Frontier Masters Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Three of the six sectors traded in the Frontier Masters Fund was profitable in Q3 2017 and two of the six were profitable YTD. Metals, Energies and Stock Indices was profitable for Q3 2017 while Currencies, Agriculturals, and Interest Rates finished negative for the quarter. Energies and Stock Indices was profitable for YTD while Metals, Currencies, Agriculturals, and Interest Rates finished negative YTD

In terms of major CTA performance Emil Van Essen and Winton finished positive for the quarter. Chesapeake, Transtrend, and Welton were negative for the quarter

Emil Van Essen was positive YTD while Chesapeake, Transtrend, Welton, and Winton were negative YTD.

2016

The Equinox Frontier Masters Fund—Class 1 NAV gained 5.47% for the nine months ended September 30, 2016, net of fees and expenses; the Equinox Frontier Masters Fund —Class 2 NAV gained 6.87% for the nine months ended September 30, 2016, net of fees and expenses; the Equinox Frontier Masters Fund—Class 3 NAV gained 7.08% for the nine months ended September 30, 2016.

For the nine months ended September 30, 2016, the Equinox Frontier Masters Fund recorded net gain on investments of $2,328,331, net investment gain of $116,817, and total expenses of $1,016,731, resulting in a net increase in Owners’ capital from operations of $1,428,417. The NAV per Unit, Class 1, increased from $112.87 at December 31, 2015 to $119.04 as of September 30, 2016. The NAV per Unit, Class 2, increased from $126.60 at December 31, 2015 to $135.30 as of September 30, 2016. The NAV per Unit, Class 3, increased from $117.57 at December 31, 2015 to $125.89 as of September 30, 2016. Total Class 1 subscriptions and redemptions for the period were $121,322 and $1,205,302, respectively. Total Class 2 subscriptions and redemptions for the period were $157,500 and $2,271,941, respectively. Total Class 3 redemptions for the period were $1,668,117. Ending capital, excluding Managing Owner Capital, at September 30, 2016 was $5,825,767 for Class 1, $5,926,985 for Class 2 and $7,249,059 for Class 3.

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
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
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

In terms of major CTA performance Emil Van Essen, Transtrend and Winton finished positive YTD. Chesapeake was negative YTD.

Frontier Long/Short Commodity Fund

2017

The Frontier Long/Short Commodity Fund—Class 2 NAV lost 10.22% and lost 4.95%, respectively, for the nine months ended September 30, 2017 and 2016, net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 3 NAV lost 6.70% and lost 4.06% respectively for the nine months ended September 30, 2017 and 2016, net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 1a NAV lost 10.26% and lost 5.30% respectively, for the nine months ended September 30, 2017 and 2016, net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 2a NAV lost 9.76% and lost 4.16% respectively, for the nine months ended September 30, 2017 and 2016, net of fees and expenses; the Frontier Long/Short Commodity Fund Class 3a NAV lost 7.17% and lost 3.17%, respectively, for the nine months ended September 30, 2017 and 2016, net of fees and expenses.

For the nine months ended September 30, 2017, the Frontier Long/Short Commodity Fund recorded net loss on investments of $231,314, net investment loss of $131,706, and total expenses of $131,706, resulting in a net decrease in Owners’ capital from operations of $363,020. The NAV per Unit, Class 2, decreased from $129.56 at December 31, 2016 to $116.32 as of September 30, 2017. The NAV per Unit, Class 3, decreased from $130.80 at December 31, 2016 to $ 122.04 as of September 30, 2017. The NAV per Unit, Class 1a, decreased from $92.78 at December 31, 2016 to $ 83.26 as of September 30, 2017. The NAV per Unit, Class 2a, decreased from $105.67 at December 31, 2016 to $95.36 as of September 30, 2017. The NAV per Unit, Class 3a, decreased from $107.50 at December 31, 2016 to $ 99.79 as of September 30, 2017. Total Class 2 redemptions for the period were $460,379. Total Class 3 redemptions for the period were $1,665,875. Total Class 1a redemptions were $1,783,854. Class 2a redemptions for the period were $450,732. Class 3a subscriptions and redemptions for the period were $1,051,248 and $847,983 respectively. Ending capital at September 30, 2017 was $323,267 for Class 2, $2,558,912 for Class 3, $130,409 for Class 1a, $467,824 for Class 2a and $1,264,520 for Class 3a. Ending capital at December 31, 2016 was $808,363 for Class 2, $4,405,863 for Class 3, $1,913,595 for Class 1a, $963,195 for Class 2a and $1,174,511 for Class 3a.

The Frontier Long/Short Commodity Fund may have both long and short exposure to the Base Metals, Energies, Grains, Meats, Precious Metals, Financials, and Softs sectors, although the majority of the exposure will typically be in the Energies, Metals, and Softs sectors.

Equniox Frontier Long/Short Commodity Fund Class 2
Major Advisors Performance
Q3 2017 and YTD
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Chesapeake
Emil Van Essen
JE Moody
Red Oak
Rosetta
Welton
Non-Major Advisors
Q3 2017
YTD

Equinox Frontier Long/Short Commodity Fund Class 2A
Major Advisors Performance
Q3 2017 and YTD
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Chesapeake
Emil Van Essen
JE Moody
Red Oak
Rosetta
Welton
Non-Major Advisors
Q3 2017
YTD

Equinox Frontier Long/Short Commodity Fund Class 3
Major Advisors Performance
Q3 2017 and YTD
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Chesapeake
Emil Van Essen
JE Moody
Red Oak
Rosetta
Welton
Non-Major Advisors
Q3 2017
YTD

Equinox Frontier Long/Short Commodity Fund Class 3A
Major Advisors Performance
Q3 2017 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Chesapeake
Emil Van Essen
JE Moody
Red Oak
Rosetta
Welton
Non-Major Advisors
Q3 2017
YTD

Four of the seven sectors traded in the Frontier Long/Short Commodity Fund was profitable in Q3 2017 and three of the seven were profitable YTD. Base Metal, Energies, Metals and Precious Metals were profitable for Q3 2017 while Grains, Softs and Financials finished negative for the quarter. Energies, Meats, and Precious Metals was profitable for YTD while Base Metals, Grains, Softs and Financials finished negative YTD

In terms of major CTA performance Emil Van Essen, JE Moody, and Red Oak finished positive for the quarter. Chesapeake, Rosetta and Welton were negative for the quarter

Emil Van Essen and Red Oak were positive YTD while Chesapeake, JE Moody, Rosetta, and Welton were negative YTD.

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

For the nine months ended September 30, 2016, the Equinox Frontier Long/Short Commodity Fund recorded net gain on investments of $135,000, net investment income of $37,213, and total expenses of $515,535, resulting in a net decrease in Owners’ capital from operations of $475,198, after non-controlling interests of $131,876. The NAV per Unit, Class 2, decreased from $132.10 at December 31, 2015 to $125.56 as of September 30, 2016. The NAV per Unit, Class 3, decreased from $132.14 at December 31, 2015 to $126.77 as of September 30, 2016. The NAV per Unit, Class 1a, decreased from $94.76 at December 31, 2015 to $89.74 as of September 30, 2016. The NAV per Unit, Class 2a, decreased from $106.19 at December 31, 2015 to $101.77 as of September 30, 2016. The NAV per Unit, Class 3a, decreased from $106.86 at December 31, 2015 to $103.47 as of September 30, 2016. Total Class 2 redemptions for the period were $163,914. Total Class 3 redemptions for the period were $1,156,924. Total Class 1a redemptions for the period were $1,137,511. Class 2a redemptions for the period were $278,115. Class 3a redemptions for the period were $160,210. Ending capital, excluding Managing Owner Capital, at September 30, 2016 was $495,985 for Class 2, $4,556,616. For Class 3, $2,531,567 for Class 1a, $737,010 for Class 2a and $871,585 for Class 3a.

The Equinox Frontier Long/Short Commodity Fund may have both long and short exposure to the Base Metals, Energies, Grains, Meats, Precious Metals, Softs, Financials sectors.

Equinox Frontier Long/Short Commodity Fund Class 2
Major Advisors Performance
Q3 2016 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
Chesapeake
Emil Van Essen
JE Moody
Red Oak
Rosetta
Non-Major Advisors
Q3 2016
YTD

Equinox Frontier Long/Short Commodity Fund Class 2A
Major Advisors Performance
Q3 2016 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
Chesapeake
Emil Van Essen
JE Moody
Red Oak
Rosetta
Non-Major Advisors
Q3 2016
YTD

Equinox Frontier Long/Short Commodity Fund Class 3
Major Advisors Performance
Q3 2016 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
Chesapeake
Emil Van Essen
JE Moody
Red Oak
Rosetta
Non-Major Advisors
Q3 2016
YTD

Equinox Frontier Long/Short Commodity Fund Class 3A
Major Advisors Performance
Q3 2016 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
Chesapeake
Emil Van Essen
JE Moody
Red Oak
Rosetta
Non-Major Advisors
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

Emil Van Essen was positive YTD while JE Moody, Red Oak and Rosetta finished negative YTD. Chesapeake was flat YTD.

Frontier Balanced Fund

2017

The Frontier Balanced Fund—Class 1 NAV lost 4.90% and gained 1.94%, respectively, for the nine months ended September 30, 2017 and 2016, net of fees and expenses; the Frontier Balanced Fund —Class 2 NAV lost 2.74% and gained 4.28%, respectively, for the nine months ended September 30, 2017 and 2016, net of fees and expenses; the Frontier Balanced Fund —Class 2a NAV lost 2.41% and gained 4.82%, respectively, for the nine months ended September 30, 2017 and 2016, net of fees and expenses; the Frontier Balanced Fund —Class 3a NAV lost 2.41% and gained 4.82%, respectively, for the nine months ended September 30, 2017 and 2016, net of fees and expenses; the Frontier Balanced Fund —Class 1AP NAV lost 2.75% and gained 4.28% for the nine months ended September 30, 2017 and 2016, net of fees and expenses.

For the nine months ended September 30, 2017, the Frontier Balanced Fund recorded net gain on investments of $1,312,398 net investment loss of $3,028,545, and total expenses of $3,037,960, resulting in a net decrease in Owners’ capital from operations of $1,716,147. The NAV per Unit, Class 1, decreased from $134.80 at December 31, 2016 to $128.20 as of September 30, 2017. The NAV per Unit, Class 1AP, decreased from $144.97 at December 31, 2016 to $140.98 as of September 30, 2017. The NAV per Unit, Class 2, decreased from $194.99 at December 31, 2016 to $189.64 as of September 30, 2017. The NAV per Unit, Class 2a, decreased from $169.05 at December 31, 2016 to $164.98 as of September 30, 2017. The NAV per Unit, Class 3a, decreased from $168.49 at December 31, 2016 to $164.42 as of September 30, 2017. Total Class 1 subscriptions and redemptions for the period were $34,027 and $15,765,084 respectively. Total Class 1AP redemptions for the period were $92,739. Total Class 2 subscriptions and redemptions for the period were $4,937 and $15,256,156, respectively. Total Class 2a subscriptions and redemptions for the period were $123,835 and $122,954, respectively. Total Class 3a redemptions for the period were $323,956. Ending capital at September 30, 2017 was $39,265,876 for Class 1, $570,654 for Class 1AP, $7,448,454 for Class 2, $501,231 for Class 2a, and $1,398,919 for Class 3a. Ending capital at December 31, 2016 was $56,955,371 for Class 1, $677,181 for Class 1AP, $22,401,557 for Class 2, $516,256 for Class 2a and $1,749,006 for Class 3a.

The Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Equinox Frontier Balanced Fund Class 1 Sector Attributions
Q3 2017 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2017
YTD

Equinox Frontier Balanced Fund Class 1AP Sector Attributions
Q3 2017 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2017
YTD

Equinox Frontier Balanced Fund Class 2 Sector Attributions
Q3 2017 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2017
YTD

Equinox Frontier Balanced Fund Class 2A Sector Attributions
Q3 2017 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2017
YTD

Equinox Frontier Balanced Fund Class 3A Sector Attributions
Q3 2017 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2017
YTD

Equinox Frontier Balanced Fund Class 1 Major Advisors Performance
Q3 2017 and YTD
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
Aspect Capital Limited
Beach Horizon
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Quantmetrics
Welton
Winton
Non-Major Advisors
Q3 2017
YTD

Two of the six sectors traded in the Frontier Balanced Fund were profitable in Q3 2017 and one of the six were profitable YTD. Energieis and Stock Indices were profitable for Q3 2016 while and Metals, Currencies, Agriculturals, and Interest Rates finished negative for the quarter. Stock Indices were profitable YTD while and Currencies, Energies, Agriculturals, and Interest Rates finished negative YTD.

In terms of major CTA performance Emil Van Essen, Fort, and H20 finished positive for the quarter. Aspect, Beach Horizon, Crabel, QIM, Quantmetrics, Welton, and Winton were negative for the quarter.

Emil Van Essen, Fort, H20, and QIM were positive YTD while Aspect, Beach Horizon, Crabel, Quantmetrics, Welton, and Winton were negative YTD.

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

For the nine months ended September 30, 2016, the Equinox Frontier Balanced Fund recorded net gain on investments of $6,805,324, net investment income of $15,992, and total expenses of $3,738,126, resulting in a net increase in Owners’ capital from operations of $2,408,937, after non-controlling interests of $674,253. The NAV per Unit, Class 1, increased from $128.03 at December 31, 2015 to $130.52 as of September 30, 2016. The NAV per Unit, Class 1AP, increased from $133.59 at December 31, 2015 to $139.31 as of September 30, 2016. The NAV per Unit, Class 2, increased from $179.69 at December 31, 2015 to $187.38 as of September 30, 2016. The NAV per Unit, Class 2a, increased from $154.88 at December 31, 2015 to $162.35 as of September 30, 2016. The NAV per Unit, Class 3a, increased from $154.37 at December 31, 2015 to $161.81 as of September 30, 2016. Total Class 1 subscriptions and redemptions for the period were $138,419 and $5,813,874, respectively. Total Class 1AP redemptions for the period were $95,000. Total Class 2 subscriptions and redemptions for the period were $14,548 and $1,643.136, respectively. Total Class 3a redemptions for the period were $72,279. Ending capital, excluding Managing Owner Capital, at September 30, 2016 was $58,166,806 for Class 1, $650,754 for Class 1AP, $21,049,226 for Class 2, $373,602 for Class 2a and $2,479,832 for Class 3a.

The Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Equinox Frontier Balanced Fund Class 2 Sector Attributions
Q3 2016 and YTD

5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2016
YTD

Equinox Frontier Balanced Fund Class 2A Sector Attributions
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

5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
Beach Horizon
Brandywine
Cantab
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Quantmetrics
Winton
Non-Major Advisors
Q3 2016
YTD

Equinox Frontier Balanced Fund Class 1AP Major Advisors Performance Q3 2016 and YTD

5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
Beach Horizon
Brandywine
Cantab
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Quantmetrics
Winton
Non-Major Advisors
Q3 2016
YTD

Equinox Frontier Balanced Fund Class 2 Major Advisors Performance Q3 2016 and YTD

5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
Q3 2016
YTD

Equinox Frontier Balanced Fund Class 2A Major Advisors Performance Q3 2016 and YTD

5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
Q3 2016
YTD

Equinox Frontier Balanced Fund Class 3A Major Advisors Performance Q3 2016 and YTD

5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
Q3 2016
YTD

One of the six sectors traded in the Equinox Frontier Balanced Fund were profitable in Q3 2016. Stock Indicies were profitable while Metal, Currencies, Agriculturals Interest Rates and Energies finished negative for the quarter.

Energies, Stock Indicies, and Interest Rates were positive YTD while Metals, Currencies and Agriculturals were negative YTD.

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

Frontier Select Fund

2017

The Frontier Select Fund—Class 1 NAV lost 20.84% and gained 6.54%, respectively, for the nine months ended September 30, 2017 and 2016, net of fees and expenses; the Frontier Select Fund —Class 2 NAV lost 19.06% and gained 8.98% respectively for the nine months ended September 30, 2017 and 2016, net of fees and expenses; the Frontier Select Fund —Class 1AP NAV lost 19.06% and gained 8.98%, respectively, for the nine months ended September 30, 2017 and 2016.

For the nine months ended September 30, 2017, the Frontier Select Fund recorded net loss on investments of $2,000,503, net investment loss of $417,969, and total expenses of $417,969, resulting in a net decrease in Owners’ capital from operations of $1,985,844, after non-controlling interests of $432,628. The NAV per Unit, Class 1, decreased from $94.06 at December 31, 2016 to $74.46 as of September 30, 2017. The NAV per Unit, Class 1AP, decreased from $101.16 at December 31, 2016 to $81.88 as of September 30, 2017. The NAV per Unit, Class 2, decreased from $134.25 at December 31, 2016 to $108.66 as of September, 2017. Total Class 1 subscriptions and redemptions for the period were $1,467 and $3,380,914 respectively. Total Class 1AP redemptions for the period were $6,074. Total Class 2 subscriptions and redemptions for the period were $98,345 and $527,352, respectively. Ending capital at September 30, 2017 was $5,422,744 for Class 1, $19,118 for Class 1AP and $739,805 for Class 2. Ending capital at December 31, 2016 was $10,540,702 for Class 1, $29,897 for Class 1AP and $1,411,440 for Class 2.

The Frontier Select Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, Hybrids, and Commodities sectors.

Equinox Frontier Select Fund Class 1 Sector Attributions
Q3 2017 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2017
YTD

Equinox Frontier Select Fund Class 1AP Sector Attributions
Q3 2017 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2017
YTD

Equinox Frontier Select Fund Class 2 Sector Attributions
Q3 2017 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2017
YTD

Equinox Frontier Select Fund Class 1 Major Advisor Performance
Q3 2017 and YTD
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
-16.00%
Brevan Howard
Transtrend
Welton
Q3 2017
YTD

Equinox Frontier Select Fund Class 1AP Major Advisor Performance
Q3 2017 and YTD
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
Brevan Howard
Transtrend
Welton
Q3 2017
YTD

Equinox Frontier Select Fund Class 2 Major Advisor Performance
Q3 2017 and YTD
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
Brevan Howard
Transtrend
Welton
Q3 2017
YTD

Three of the six sectors traded in the Frontier Select Fund were profitable in Q3 2017 and one of the six were profitable YTD. Metals, Energies, and Stock Indices were positive while Currencies, Agriculturals , and Interest Rates were negative for the quarter. Stock Indices were profitable YTD while and Metals, Currencies, Energies, Agriculturals, and Interest Rates finished negative YTD.

In terms of major CTA performance, Brevan Howard finished positive for the quarter and negative YTD. Transtrend and Welton finished negative for both the quarter and YTD.

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

For the nine months ended September 30, 2016, the Equinox Frontier Select Fund recorded net gain on investments of $2,552,344, net investment income of $0, and total expenses of $640,328, resulting in a net increase in Owners’ capital from operations of $906,751, after non-controlling interests of $1,005,265. The NAV per Unit, Class 1, increased from $90.35 at December 31, 2015 to $96.26 as of September 30, 2016. The NAV per Unit, Class 1AP, increased from $94.28 at December 31, 2015 to $102.75 as of September 30, 2016. The NAV per Unit, Class 2, increased from $125.11 at December 31, 2015 to $136.35 as of September 30, 2016. Total Class 1 subscriptions and redemptions for the period were $12,362 and $1,068,562 respectively. Total Class 1AP redemptions for the period were $21,949. Total Class 2 redemptions for the period were $22,837. Ending capital, excluding Managing Owner Capital, at September 30, 2016 was $11,435,183 for Class 1, $30,364 for Class 1AP and $1,426,668 for Class 2.

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

Frontier Winton Fund

2017

The Frontier Winton Fund—Class 1 NAV lost 7.90% and lost 0.58%, respectively, for the nine months ended September 30, 2017 and 2016, net of fees and expenses; the Frontier Winton Fund —Class 2 NAV lost 5.82% and gained 1.70%, respectively, for the nine months ended September 30, 2017 and 2016, net of fees and expenses; the Frontier Winton Fund —Class 1AP NAV lost 5.82% and gained 1.70%, respectively, for the nine months ended September 30, 2017 and 2016.

For the nine months ended September 30, 2017, the Frontier Winton Fund recorded net loss on investments of $865,453, net investment loss of $1,512,144, and total expenses of $1,531,876, resulting in a net decrease in Owners’ capital from operations of $2,025,481, after non-controlling interests of $352,116. The NAV per Unit, Class 1, decreased from $154.51 at December 31, 2016 to $142.30 as of September 30, 2017. The NAV per Unit, Class 1AP decreased from $166.17 at December 31, 2016 to $156.50 as of September 30, 2017. Class 2, decreased from $210.98 at December 31, 2016 to $198.70 as of September 30, 2017. Total Class 1 subscriptions and redemptions for the period were $16,141 and $6,612,116 respectively. There were no subscriptions or redemptions for Class 1AP. Total Class 2 subscriptions and redemptions for the period were $267,829 and $631,501, respectively. Ending capital at September 30, 2017 was $12,330,314 for Class 1, $33,413 for Class 1AP, and $10,417,671 for Class 2. Ending capital at December 31, 2016 was $20,248,935 for Class 1, $35,478 for Class 1AP and $11,446,113 for Class 2.

The Frontier Winton Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Equinox Frontier Winton Fund Class 1 Sector Attributions
Q3 2017 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2017
YTD

Equinox Frontier Winton Fund Class 1AP Sector
Attributions
Q3 2017 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2017
YTD

Equinox Frontier Winton Fund Class 2 Sector Attributions
Q3 2017 and YTD
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2017
YTD

One of the six sectors traded in the Frontier Winton Fund were profitable in Q3 2017. Stock Indices were positive while Metals, Currencies, Energies, Agriculturals, and Interest Rates were negative for the quarter. Stock Indices are positive YTD while Metals, Currencies, Energies, Agriculturals and Interest Rates are negative YTD.

2016

The Equinox Frontier Winton Fund—Class 1 NAV lost 0.58% for the nine months ended September 30, 2016, net of fees and expenses; the Equinox Frontier Winton Fund—Class 1AP NAV gained 1.70% for the nine months ended September 30, 2016, net of fees and expenses the Equinox Frontier Winton Fund —Class 2 NAV gained 1.70% for the nine months ended September 30, 2016, net of fees and expenses.

For the nine months ended September 30, 2016, the Equinox Frontier Winton Fund recorded net gain on investments of $3,279,817, net investment income of $176, and total expenses of $1,742,974, resulting in a net increase in Owners’ capital from operations of $98,598, after non-controlling interests of $1,438,421. The NAV per Unit, Class 1, decreased from $164.17 at December 31, 2015 to $163.22 as of September 30, 2016. The NAV per Unit, Class 1AP, increased from $171.31 at December 31, 2015 to $174.22 as of September 30, 2016. The NAV per Unit, Class 2, increased from $217.51 at December 31, 2015 to $221.20 as of September 30, 2016. Total Class 1 subscriptions and redemptions for the period were $122,728 and $1,128,966, respectively. Total Class 2 redemptions for the period were $88,086. Ending capital, excluding Managing Owner Capital, at September 30, 2016 was $21,908,389 for Class 1, $37,196 for Class 1AP and $11,954,508 for Class 2.

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

Frontier Heritage Fund

2017

The Frontier Heritage Fund—Class 1 NAV lost 11.36% and gained 0.30%, respectively, for the nine months ended September 30, 2017 and 2016 net of fees and expenses; the Frontier Heritage Fund —Class 2 NAV lost 9.37% and gained 2.60%, respectively for the nine months ended September, 2017 and 2016, net of fees and expenses; the Frontier Heritage Fund —Class 1AP NAV lost 9.37% and gained 2.60%, respectively, for the nine months ended September 30, 2017 and 2016.

For the nine months ended September 30, 2017, the Frontier Heritage Fund recorded net loss on investments of $725,978, net investment loss $445,913, and total expenses of $445,913, resulting in a net decrease in Owners’ capital from operations of $922,727, after non-controlling interests of $249,164. The NAV per Unit, Class 1, decreased from $119.58 at December 31, 2016 to $105.99 as of September 30, 2017. The NAV per Unit, Class 1AP, decreased from $128.60 at December 31, 2016 to $116.55 as of September 30, 2017. The NAV per Unit, Class 2, decreased from $172.10 at December 31, 2016 to $ 155.97 as of September 30, 2017. Total Class 1 subscriptions and redemptions for the period were $9,861 and $1,808,099, respectively. There were no subscriptions or redemptions for Class 1AP. Total Class 2 subscriptions and redemptions for the period were $24,575 and $1,856,707, respectively. Ending capital at September 30, 2017 was $4,964,672 for Class 1, $5,280 for Class 1AP and $734,224 for Class 2. Ending capital at December 31, 2016 was $7,507,072 for Class 1, $5,826 for Class 1AP and $2,744,375 for Class 2.

The Frontier Heritage Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Equinox Frontier Heritage Fund Class 2 Sector Attributions
Q3 2017 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2017
YTD

Equinox Frontier Heritage Fund Class 1 Major Advisors Performance
Q3 2017 and YTD
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
-7.00%
Brevan Howard
Welton
Winton
Q3 2017
YTD

Equinox Frontier Heritage Fund Class 1AP Major Advisors Performance
Q3 2017 and YTD
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
Brevan Howard
Welton
Winton
Q3 2017
YTD

Equinox Frontier Heritage Fund Class 2 Major Advisors Performance
Q3 2017 and YTD
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
Brevan Howard
Welton
Winton
Q3 2017
YTD

Two of the six sectors traded in the Frontier Heritage Fund were profitable in Q3 2017 and one of the six were profitable YTD. Energiies and Stock Indices were positive while Metals, Currencies, Agriculturals , and Interest Rates were negative for the quarter. Stock Indices were profitable YTD while and Metals, Currencies, Energies, Agriculturals, and Interest Rates finished negative YTD.

In terms of major CTA performance, Brevan Howard finished positive for the quarter and negative YTD. Welton and Winton finished negative for both the quarter and YTD.

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

Value at Risk by Market Sectors

The following tables present the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of September 30, 2017 and December 31, 2016. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Equinox Frontier Diversified Fund:

	September 30, 2017		December 31, 2016
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
MARKET SECTOR
Interest Rates	$94,042	0.42%	$54,560	0.10%
Currencies	4,673,271	20.77%	6,695,287	11.86%
Stock Indices	120,660	0.54%	136,448	0.24%
Metals	63,523	0.28%	76,463	0.14%
Agriculturals/Softs	67,156	0.30%	56,026	0.10%
Energy	13,525	0.06%	34,416	0.06%
Total:	$5,032,177	22.37%	$7,053,200	12.50%

Equinox Frontier Long/Short Commodity Fund:

	September 30, 2017		December 31, 2016
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
MARKET SECTOR
Interest Rates	$1,006	0.02%	$(3,667)	-0.04%
Currencies	295,974	6.24%	4,103,478	44.30%
Stock Indices	3,401	0.07%	(4,847)	-0.05%
Metals	709	0.01%	(1,394)	-0.02%
Agriculturals/Softs	74	0.00%	(82)	0.00%
Energy	95	0.00%	(2,483)	-0.03%
Total:	$301,259	6.35%	$4,091,005	44.16%

Equinox Frontier Masters Fund:

	September 30, 2017		December 31, 2016
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
MARKET SECTOR
Interest Rates	$54,188	0.46%	$147,424	0.86%
Currencies	324,247	2.72%	846,815	4.93%
Stock Indices	77,637	0.65%	162,087	0.94%
Metals	36,715	0.31%	132,588	0.77%
Agriculturals/Softs	36,221	0.30%	80,299	0.47%
Energy	7,603	0.06%	102,721	0.60%
Total:	$536,611	4.51%	$1,471,934	8.57%

Equinox Frontier Balanced Fund:

	September 30, 2017		December 31, 2016
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
MARKET SECTOR
Interest Rates	$206,235	0.42%	$111,080	0.13%
Currencies	8,777,416	17.85%	16,050,306	19.50%
Stock Indices	197,146	0.40%	251,376	0.31%
Metals	269,040	0.55%	203,879	0.25%
Agriculturals/Softs	122,536	0.25%	310,953	0.38%
Energy	20,093	0.04%	59,842	0.07%
Total:	$9,592,466	19.50%	$16,987,436	20.64%

Equinox Frontier Select Fund:

	September 30, 2017		December 31, 2016
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
MARKET SECTOR
Interest Rates	$925	0.01%	$142,902	0.89%
Currencies	474,482	7.68%	3,767,631	23.44%
Stock Indices	3,129	0.05%	108,220	0.67%
Metals	652	0.01%	106,501	0.66%
Agriculturals/Softs	68	0.00%	56,513	0.35%
Energy	88	0.00%	101,803	0.63%
Total:	$479,344	7.75%	$4,283,570	26.64%

Equinox Frontier Winton Fund:

	September 30, 2017		December 31, 2016
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
MARKET SECTOR
Interest Rates	$376,777	1.29%	$181,898	0.45%
Currencies	2,309,725	7.91%	2,203,203	5.42%
Stock Indices	519,860	1.78%	496,922	1.22%
Metals	255,010	0.87%	291,318	0.72%
Agriculturals/Softs	257,940	0.88%	222,576	0.55%
Energy	53,332	0.18%	113,092	0.28%
Total:	$3,772,644	12.92%	$3,509,009	8.64%

Equinox Frontier Heritage Fund:

	September 30, 2017		December 31, 2016
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
MARKET SECTOR
Interest Rates	$61,877	1.00%	$35,111	0.34%
Currencies	887,714	14.37%	3,730,499	36.37%
Stock Indices	83,632	1.35%	91,176	0.89%
Metals	41,856	0.68%	52,124	0.51%
Agriculturals/Softs	42,893	0.69%	38,923	0.38%
Energy	8,799	0.14%	22,016	0.21%
Total:	$1,126,771	18.24%	$3,969,849	38.70%

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of September 30, 2017, by market sector.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chief Executive Officer and Principal Financial Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), for the Trust and each Series as of September 30, 2017 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon their evaluation, the Chief Executive Officer and Principal Financial Officer of the Managing Owner concluded that, as of the Evaluation Date, the disclosure controls and procedures for the Trust and each Series were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust and each Series required to be included in the Trust’s periodic SEC filing.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting for the quarter ended September 30, 2017.

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

The following table provides information regarding the sale of unregistered Units by the Trust for the three months ended September 30, 2017. The number of Units listed below for each transaction is the aggregate number of Units in the particular Series of the Trust purchased in such transaction. The consideration listed below for each transaction is, except as otherwise noted, the aggregate amount of cash paid for the Units purchased. For each transaction reported below, the price per Unit was NAV per Unit at the time of the transaction and the Managing Owner of the Trust was the purchaser of the Units. No underwriting discount or sales commission was paid or received with respect to any of the transactions reported below. The Trust claims an exemption from registration of each of the transactions listed below under Section 4(a)(2) of the Securities Act of 1933, as amended, as a sale by an issuer not involving a public offering.

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

Frontier Funds
(Registrant)

Date: November 14, 2017	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman of Frontier Fund Management LLC, the
Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Balanced Fund,
a Series of Frontier Funds
(Registrant)

Date: November 14, 2017	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman of Frontier Fund Management LLC, the
Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Heritage Fund,
a Series of Frontier Funds
(Registrant)

Date: November 14, 2017	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman of Frontier Fund Management LLC, the
Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Winton Fund,
a Series of Frontier Funds
(Registrant)

Date: November 14, 2017	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman of Frontier Fund Management LLC, the
Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Select Fund,
a Series of Frontier Funds
(Registrant)

Date: November 14, 2017	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman of Frontier Fund Management LLC, the
Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Long/Short Commodity Fund,
a Series of Frontier Funds
(Registrant)

Date: November 14, 2017	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman of Frontier Fund Management LLC, the
Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Diversified Fund,
a Series of Frontier Funds
(Registrant)

Date: November 14, 2017	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Masters Fund,
a Series of Frontier Funds
(Registrant)

Date: November 14, 2017	By:	/s/ Patrick J. Kane
Patrick J. Kane

Chairman of Frontier Fund Management LLC, the Managing Owner of Frontier Funds