Form 10-K
period 2017-12-31
Frontier Funds; Frontier Balanced Fund; Frontier Diversified Fund; Frontier Heritage Fund; Frontier Long/Short Commodity Fund; Frontier Masters Fund; Frontier Select Fund; Frontier Winton Fund
filed 2018-04-02
CIK 1261379, 1389122, 1450720, 1389123, 1389128, 1450722, 1389125, 1389124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-51274

FRONTIER FUNDS

FRONTIER DIVERSIFIED FUND;

FRONTIER LONG/SHORT COMMODITY FUND;

FRONTIER MASTERS FUND;

FRONTIER BALANCED FUND;

FRONTIER SELECT FUND;

FRONTIER WINTON FUND;

FRONTIER HERITAGE FUND

(Exact Name of Registrant as specified in Its Charter)

Delaware	36-6815533
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

c/o Frontier Fund Management, LLC 25568 Genesee Trail Road Golden, Colorado 80401
(Address of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code: (303) 454-5500
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
Frontier Select Fund Class 1, Class 1AP, and Class 2 Units;
Frontier Winton Fund Class 1, Class 1AP, and Class 2 Units;
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The Frontier Funds’ units of beneficial interest are not traded on any market and, accordingly, do not have an aggregate market value. Units outstanding as of December 31, 2017 were:166,890 for the Frontier Diversified Fund, 38,561 for the Frontier Long/Short Commodity Fund, 96,200 for the Frontier Masters Fund, 334,531 for the Frontier Balanced Fund, 72,256 for the Frontier Select Fund, 90,122 for the Frontier Winton Fund and 49,133, for the Frontier Heritage Fund.

Documents Incorporated by Reference

Portions of the Prospectus filed by the registrant on May 2, 2016 pursuant to rule 424(b)(3) of the Securities Act (File No. 333-210313) are incorporated by reference into Part I and Part II of this report.

Special Note About Forward-Looking Statements

THIS ANNUAL REPORT CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS. THESE FORWARD-LOOKING STATEMENTS REFLECT THE MANAGING OWNER’S CURRENT EXPECTATIONS ABOUT THE FUTURE RESULTS, PERFORMANCE, PROSPECTS AND OPPORTUNITIES OF THE TRUST. THE MANAGING OWNER HAS TRIED TO IDENTIFY THESE FORWARD-LOOKING STATEMENTS BY USING WORDS SUCH AS “MAY,” “WILL,” “EXPECT,” “ANTICIPATE,” “BELIEVE,” “INTEND,” “SHOULD,” “ESTIMATE” OR THE NEGATIVE OF THOSE TERMS OR SIMILAR EXPRESSIONS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON INFORMATION CURRENTLY AVAILABLE TO THE MANAGING OWNER AND ARE SUBJECT TO SEVERAL RISKS, UNCERTAINTIES AND OTHER FACTORS, BOTH KNOWN, SUCH AS THOSE DESCRIBED IN THE “RISK FACTORS” SECTION UNDER ITEM 1A AND ELSEWHERE IN THIS REPORT, AND UNKNOWN, THAT COULD CAUSE THE TRUST’S ACTUAL RESULTS, PERFORMANCE, PROSPECTS OR OPPORTUNITIES TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS.

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF DECEMBER 31, 2017, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

Part I

Item 1.	BUSINESS.

Overview

Frontier Funds (formerly Equinox Frontier Funds), which is referred to in this report as “the Trust”, was formed on August 8, 2003, as a Delaware statutory trust. The Trust is a multi-advisor commodity pool, as described in Commodity Futures Trading Commission (the “CFTC”) Regulation § 4.10(d)(2). The Trust has authority to issue separate series, or each, a Series, of units of beneficial interest (the “Units”) pursuant to the requirements of the Delaware Statutory Trust Act, as amended (the “Trust Act”). The assets of each Series are valued and accounted for separately from the assets of other Series. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Trust is managed by Frontier Fund Management, LLC (the “Managing Owner”).

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

The Trust has been organized to pool investor funds to trading in the United States (“U.S.”) and international markets for currencies, interest rates, stock indices, agricultural and energy products, precious and base metals and other commodities. The Trust may also engage in futures contracts, forwards, option contracts and other interest in derivative instruments, including swap contracts.

The Trust has seven (7) separate and distinct series of Units issued and outstanding: Frontier Diversified Fund, Frontier Masters Fund, Frontier Long/Short Commodity Fund, Frontier Balanced Fund, Frontier Select Fund, Frontier Winton Fund, and Frontier Heritage Fund, (each a “Series” and collectively, the “Series”). The Trust financial statements are comprised of unitized Series which are consolidated into the Trust financial statements. However, the consolidated Trust does not issue units.

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

As of December 31, 2017, the total Units outstanding were 166,890 for the Frontier Diversified Fund, 38,561 for the Frontier Long/Short Commodity Fund, 96,200 for the Frontier Masters Fund, 334,531 for the Frontier Balanced Fund, 72,256 for the Frontier Select Fund, 90,122 for the Frontier Winton Fund and 49,133, for the Frontier Heritage Fund.

As of December 31, 2017, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund, Frontier Winton Fund, and Frontier Heritage separates Units into a maximum of three separate Classes—Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Balanced Fund separates Units into a maximum of five separate Classes— Class 1, Class 1AP, Class 2, Class 2A and Class 3A. The Trust, with respect to the Frontier Long/Short Commodity Fund separates Units into a maximum of five separate Classes—Class 1A, Class 2A, Class 2, Class 3A and Class 3. On May 10, 2017, the interests Frontier Trading Company XV, LLC, which included exposure to Transtrend B.V.’s TT Enhanced Risk (USD) Program, were transferred to an individual Delaware limited liability company (“Master Fund”) in Galaxy Plus. The Master Fund is sponsored and operated by Gemini Alternative Funds, LLC (“Sponsor”). The Sponsor has contracted with the Trading Advisors to manage the portfolios of the Master Funds pursuant to the advisors’ respective program. For those Series that invest in Galaxy Plus, approximately 30-70% of those Series assets are used to support the margin requirements of the Master Funds. The remaining assets of the Series are split between investments in Trading Companies and a pooled cash management account that invests primarily in U.S. Treasury securities. For those Series that do not invest in Galaxy Plus, their assets are split between investments in Trading Companies and investments in the pooled cash management account.

As of December 31, 2017, Frontier Winton Fund has invested a portion of its assets in a single Trading Company, and a single Trading Advisor manages 100% of the assets invested in such Trading Company. Each of the remaining Series has invested a portion of its assets in several different Trading Companies or Galaxy Plus entities and one or more Trading Advisors may manage the assets invested in such Trading Companies or Galaxy Plus entities.

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

The Managing Owner is a Delaware Limited Liability Company formed in November, 2016. The Managing Owner has delegated its commodity pool operator responsibilities to Wakefield Advisors LLC pursuant to the Commodity Pool Operator Delegation Agreement between the Managing Owner and Wakefield Advisors LLC, which has been registered with the CFTC as a commodity pool operator since January 7, 2013, and has been a member of the NFA since that date. The Managing Owner remains jointly and severally liable with Wakefield Advisors LLC for violations of the CEA of 1936, as amended (CEA), and Commodity Futures Trading Commission regulations thereunder (CPO Regulations). However, Wakefield Advisors LLC will indemnify the Managing Owner from and against any and all loss, liability, damage, penalty, fine, cost, and expense (including attorneys’, accountants’, experts’, and other professionals’ fees and expenses incurred in investigation or defense of any and all demands, claims, actions, suits, or arbitrations) actually and reasonably incurred by the Managing Owner, based upon, arising out of or from, or in any way in connection with, any act, activity, conduct, performance, omission, or non-performance by the Wakefield Advisors LLC of any of its functions as CPO or which violates the CEA or CPO Regulations in connection with its functions as CPO.

The Managing Owner’s main business office is located at 25568 Genesee Trail Road, Golden, Colorado 80401, telephone (303) 454-5500. A description of the Managing Owner’s responsibilities to the Trust is contained in a Prospectus dated April 29, 2016, filed with the SEC on May 2, 2016 pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended (File No. 333-210313), which is referred to herein as the “Prospectus,” under the section captioned “The Managing Owner,” and such description is incorporated herein by reference from the Prospectus .

Regulation

Under the CEA commodity exchanges and commodity futures trading are subject to regulation by the CFTC. The NFA, a registered futures association under the CEA, is the only non-exchange self-regulatory organization for commodity industry professionals. The CFTC has delegated responsibility to the NFA for the registration of commodity trading advisors, “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective “associated persons” and “floor brokers.” The CEA requires “commodity pool operators,” such as the Managing Owner, “commodity trading advisor s,” and commodity brokers or “futures commission merchants,” such as the Trust’s commodity brokers, to be registered and to comply with various reporting and recordkeeping requirements. The Managing Owner and the Trust’s commodity brokers are members of the NFA. The CFTC may suspend a commodity pool operator’s or a commodity trading advisor ’s registration if it finds that its trading practices tend to disrupt orderly market conditions, or as the result of violations of the CEA or rules and regulations promulgated thereunder. In the event that the Managing Owner’s registration as a commodity pool operator were terminated or suspended, the Managing Owner would be unable to continue to manage the business of the Trust. Should the Managing Owner’s registration be suspended, termination of the Trust may result.

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

Operations

A description of the business of the Trust, including trading approaches for each Series of Units, rights and obligations of the limited owners, compensation arrangements and fees and expenses is contained in the Prospectus, under the sections captioned “Risk Disclosure Statement,” “Summary,” “Risk Factors,” “Frontier Funds Trust,” “The Offering,” “Trading Limitations, Policies and swaps,” “The Trustee,” “The Managing Owner,” “Actual and Potential Conflicts of Interest,” “Fees and Expenses” and the appendix attached to the Prospectus for each Series of Units, and such description is incorporated herein by reference from the Prospectus.

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

Certain of the Trading Companies and Galaxy Plus entities have entered into contractual arrangements with independent commodity trading advisor s that will manage all or a portion of such Trading Company’s and Galaxy Plus entity’s assets and make the trading decisions with respect to the assets of such Trading Company or Galaxy Plus entity.

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

Multi-Manager Approach

A multi-manager approach to portfolio management provides diversification of Trading Advisors and access to broader global markets. Portfolios comprised of multiple trading advisors can provide diversification across trading methodologies, trading time horizons, and markets traded, resulting in more consistent performance returns and overall lower volatility.

The trading system of each of the major Trading Advisors and the means by which the Series access those Trading Advisors are as follows:

Major Commodity Trading Advisor	Trading System Style	Accessed Through
Aspect Capital Limited	Systematic	Galaxy Plus
Beach Horizon	Systematic	Trading Company
BH-DG Systematic Trading LLP	Systematic	Swap
Chesapeake Capital Corporation	Systematic	Galaxy Plus
Crabel Capital Partners LLPC	Systematic	Swap
Doherty Advisors, LLC	Discretionary	Galaxy Plus
Emil Van Essen, LLC	Discretionary	Galaxy Plus
Fort, L.P.	Systematic	Galaxy Plus
H2O Asset Management	Systematic	Swap
J E Moody & Company	Systematic	Swap
Landmark Trading Company	Discretionary	Galaxy Plus
Quantitative Investment Management, LLC	Systematic	Galaxy Plus
Quantmetrics Capital Management LLP	Systematic	Galaxy Plus
Quest Partners LLC	Systematic	Galaxy Plus
Red Oak Commodity Advisors, Inc.	Discretionary	Galaxy Plus
Rosetta Capital Management, LLC	Discretionary	Galaxy Plus
Transtrend B.V.	Systematic	Galaxy Plus
Welton Investment Partners LLC	Systematic	Galaxy Plus
Winton Capital Management Ltd.	Systematic	Trading Company

A commodity trading advisor (“CTA”) that may be allocated at least 10% of the notional assets of any Series is referred to herein as a major CTA. A non-major CTA in respect of any Series is a CTA whose allocation will be less than 10% of such Series’ notional assets.

As of December 31, 2017, the allocation of the assets of each applicable Series of the Trust among the Trading Advisors was as follows:

Allocation as of December 31, 2017 (expressed as a percentage of aggregate notional exposure to commodity trading programs)

		Frontier
	Frontier	Long/Short	Frontier	Frontier		Frontier	Frontier
	Diversified	Commodity	Masters	Balanced	Frontier	Winton	Heritage
Advisor	Fund	Fund	Fund	Fund	Select Fund	Fund	Fund
Aspect Capital Limited	3%	—	—	4%	—	—	—
Beach Horizon	—	—	—	4%	—	—	—
BH-DG Systematic Trading LLP	—	—	—	—	14%	—	16%
Chesapeake Capital Corporation	3%	12%	11%	—	—	—	—
Crabel Capital Partners, LLPC	5%	—	—	4%	—	—	—
Doherty	4%			4%
Emil Van Essen, LLC	10%	11%	23%	9%	—	—	—
Fort, L.P.	8%	—	—	13%	—	—	—
H2O Asset Management	11%	—	—	13%	—	—	—
J E Moody & Company	—	10%	—	—	—	—	—
Landmark	1%	3%	1%
Quantitative Investment Management, LLC	15%	—	—	13%	—	—	—
Quantmetrics Capital Management LLP	13%	—	—	12%	—	—	—
Quest Partners LLC	3%	—	—	1%	—	—	—
Red Oak Commodity Advisors, Inc.	—	20%	—	—	—	—	—
Rosetta Capital Management, LLC	—	23%	—	—	—	—	—
Transtrend B.V.	—	—	24%	—	44%	—	—
Welton Investment Partners LLC	14%	21%	23%	12%	42%	—	40%
Winton Capital	10%	—	19%	10%	—	100%	44%

A description of the trading strategies of the major commodity trading advisor s, including general trading focus and registration as a commodity pool operator and/or an investment adviser, and a description of the advisory agreements with the commodity trading advisor s is contained in the Prospectus, under the section captioned “Summary of Agreements—Advisory Agreements” and the appendix attached to the Prospectus for each Series of Units, containing a description of each major commodity trading advisor and its trading program, and such description is incorporated herein by reference from the Prospectus.

Financial Information about Geographic Areas

Although the Trust trades in the global futures and forward markets, it does not have operations outside of the United States, and therefore this item is not applicable.

Employees

The Trust has no employees. The Trust is managed solely by the Managing Owner in its capacity as the managing owner of the Trust pursuant to the Trust Agreement.

Available Information

The Trust files quarterly, annual and current reports with the Securities and Exchange Commission (“SEC”). These are available at the SEC’s Public Reference Facilities in Washington, D.C. at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC’s toll free number, 1-800-SEC-0330, for further information or visit http://www.sec.gov.

Additional Information

On December 5, 2016, Equinox Fund Management, LLC (“Equinox” of “the Former Managing Owner”), Frontier Fund Management LLC (the “Managing Owner”), and Wakefield Advisors, LLC (“Wakefield”) entered into a Unit Purchase Agreement (the “Agreement”). Equinox was the Managing Owner of the Trust and the Series. Pursuant to the Agreement, Equinox agreed to transfer to the Managing Owner such amount of Equinox’s General Units (as defined in the Trust Agreement) as the Managing Owner shall be required to hold in its capacity as managing owner of the Trust pursuant to the Trust Agreement, and redeem the remainder of Equinox’s General Units (the “Transaction”).

The Transaction was consummated on March 6, 2017, and upon consummation of the Transaction, the Managing Owner became the managing owner of the Trust and each Series, in replacement of Equinox. Consequently, consummation of the Transaction constituted a change of operational control in respect of the Trust and each Series.

In connection with the foregoing, the Trust Agreement was amended to effect certain changes to replace Equinox as the Trust’s managing owner and to reflect the Managing Owner as the Managing Owner. Also, the Managing Owner has temporarily suspended the sale of Units (as defined in the Trust Agreement) while the Managing Owner engages with the Securities and Exchange Commission to have declared effective a post-effective amendment to the Series’ registration statements, as well as approval by the NFA. The Series will file Form 8-K to announce the resumption of the sale of Units, which the Managing Owner expects will occur shortly.

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

A principal risk in futures, forward and options trading is volatile performance. Because the trading decisions for the Frontier Winton Fund will be made by a single Trading Advisor, the trading for Frontier Winton Fund is similar to a single advisor fund in which one Trading Advisor makes all the trading decisions. In single advisor funds, volatility may increase as compared to a fund with several Trading Advisors who, collectively, can diversify risk to a greater extent (assuming those advisors are non-correlated with each other).

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

Each Series’ performance will be volatile, and a Series could lose all or substantially all of its assets. The multi-advisor feature of each Series, except for Frontier Winton Fund, may reduce the return volatility relative of the performance of single-advisor investment funds.

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

A portion of each Series’ assets may be used to trade OTC derivative contracts, such as forward contracts, option contracts, or swaps, or spot contracts. OTC contracts are typically traded on a principal-to-principal basis through dealer markets that are dominated by major money center and investment banks and other institutions and are essentially unregulated by the CFTC. You therefore do not receive the protection of CFTC regulation or the statutory scheme of the CEA in connection with this trading activity. The markets for OTC contracts rely upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. The lack of regulation in these markets could expose a Series in certain circumstances to significant losses in the event of trading abuses or financial failure by participants.

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

Many of the Trading Advisors except certain Trading Advisors trading for the Frontier Long/Short Commodity Fund may base their trading decisions on trading strategies that use mathematical analyses of technical factors relating to past market performance rather than fundamental analysis. The buy and sell signals generated by a technical, trend-following trading strategy are derived from a study of actual daily, weekly and monthly price fluctuations, volume variations and changes in open interest in the markets. The profitability of any technical, trend-following trading strategy depends upon the occurrence in the future of significant, sustained price moves in some of the markets traded. A danger for trend-following traders is whip-saw markets, that is, markets in which a potential price trend may start to develop but reverses before an actual trend is realized. A pattern of false starts may generate repeated entry and exit signals in technical systems, resulting in unprofitable transactions. In the past, there have been prolonged periods without sustained price moves. Presumably these periods will continue to occur. Periods without sustained price moves may produce substantial losses for trend-following trading strategies. Further, any factor that may lessen the prospect of these types of moves in the future, such as increased governmental control of, or participation in, the relevant markets, may reduce the prospect that any trend- following trading strategy will be profitable in the future.

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

There has been a dramatic increase over the past 15 to 25 years in the amount of assets managed pursuant to trading systems like those that some of the Trading Advisors may employ. This means increased trading competition among a larger number of market participants for transactions at favorable prices, which could operate to the detriment of some or all Series by preventing the Trading Advisors from effecting transactions at the desired prices. It may become more difficult for the Trading Advisors to implement their trading strategies if other commodity trading advisor s using technical systems are attempting to initiate or liquidate commodity interest positions at the same time as the Trading Advisors. The more competition there is for the same positions, the more costly and harder they will be to acquire.

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

The U.S. futures exchanges have established speculative position limits (referred to as “position limits”) on the maximum net long or net short position which any person or group of persons may hold or control in particular futures and options on futures. Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day. Therefore, a Trading Advisor may have to modify its trading instructions or reduce the size of its positions in one or more futures or options contracts in order to avoid exceeding such position limits, which could adversely affect the profitability of the Trading Companies or Galaxy Plus entities. The futures exchange may amend or adjust these position limits or the interpretation of how such limits are applied and adversely affect the profitability of the Trading Companies or Galaxy Plus entities. In addition, in October 2011, the CFTC adopted rules governing position limits on futures (and options on futures) on a number of agricultural, energy and metals commodities, as well as on swaps that perform a significant price discovery function with respect to those futures and options. In September 2012, the CFTC’s rules were vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further consideration. The CFTC initially proposed revised position limits rules late in 2013 and reproposed further revised position limits rules late in 2016 with respect to speculative positions in 25 core physical commodity futures contracts and their “economically equivalent” futures, options, and swaps. The comment period for the rules closed in February 2017. The date for the CFTC’s final rules is unknown. It is possible that these rules may take effect in some form. If so, these rules could have an adverse effect on the Trading Companies’ or Galaxy Plus entities’ trading.

In December 2016, the CFTC voted unanimously to re-propose regulations implementing limits on speculative positions in 25 core physical commodity futures contracts and their economically equivalent futures, options and swaps. Comments on these regulations were due by the end of February 2017. These rules could have an adverse effect on Trading Advisors’ trading for the Trading Companies and Galaxy Plus entities.

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

The use of multiple Trading Advisors for the Frontier Diversified Fund, Frontier Masters Fund, Frontier Balanced Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Long/Short Commodity Fund may result in developments or positions that adversely affect the respective Series’ NAV. For example, because the Trading Advisors trading for the Frontier Diversified Fund, Frontier Masters Fund, Frontier Balanced Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Long/Short Commodity Fund will be acting independently, such Series could buy and sell the same futures contract, thereby incurring additional expenses but with no net change in its holdings. The Trading Advisors also may compete, from time to time, for the same trades or other transactions, increasing the cost to such Series of making trades or transactions or causing some of them to be foregone altogether. Even though the margin requirements resulting from each Trading Advisor’s trading for any such Series ordinarily will be met from that Trading Advisor’s allocated net assets of such Series, a Trading Advisor for the Frontier Diversified Fund, Frontier Masters Fund, Frontier Balanced Fund, Frontier Heritage Fund, Frontier Select Fund, or Frontier Long/Short Commodity Fund may incur losses of such magnitude that such Series is unable to meet margin calls from the allocated net assets of that Trading Advisor. If losses of such magnitude were to occur, the clearing brokers for the Trading Company(ies) or Galaxy Plus entity(ies) in which such Series invests its assets may require liquidations and contributions from the allocated net assets of another Trading Advisor for such Series.

The Trading Advisors’ trading programs bear some similarities and, therefore, may lessen the benefits to the Frontier Balanced Fund, Frontier Heritage Fund, Frontier Select Fund, Frontier Long/Short Commodity Fund, Frontier Diversified Fund and Frontier Masters Fund of having multiple Trading Advisors.

Each Trading Advisor has, over time, developed and modified the program it will use in trading. Nevertheless, the Trading Advisors’ trading programs have some similarities. These similarities may, in fact, mitigate the positive effect of having multiple Trading Advisors for the Frontier Diversified Fund, Frontier Masters Fund, Frontier Balanced Fund, Frontier Heritage Fund, Frontier Select Fund and Frontier Long/Short Commodity Fund. For example, in periods where one Trading Advisor experiences a draw-down, it is possible that these similarities will cause the other Trading Advisors to also experience a draw-down.

Each Series relies on its Trading Advisor(s) for success, and if a Trading Advisor’s trading is unsuccessful, the Series may incur losses.

The Trading Advisor(s) for each Series will make the commodity trading decisions for that Series. Therefore, the success of each Series depends on the judgment and ability of the Trading Advisors. A Trading Advisor’s trading for any Series may not prove successful under all or any market conditions. If a Trading Advisor’s trading is unsuccessful, the applicable Series may incur losses. Similarly, the success of each Series that invests in swaps largely depends on the judgment and ability of the Trading Advisors whose trading programs are referenced by swaps in which such Series invests.

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

It is also possible that (i) if assets of any Series allocated to a particular Trading Advisor, trading program or reference trading program are reallocated to a new or different Trading Advisor, trading program or reference trading program, the new or different Trading Advisor, with respect to its applicable trading program or reference trading program, will not manage the assets on terms as favorable to the Series as those previously negotiated, (ii) the addition of a new Trading Advisor, trading program or reference trading program and/or the removal of one of the current Trading Advisors, trading programs or reference trading programs may cause disruptions in trading as assets are reallocated, or (iii) the services of a replacement Trading Advisor, in respect of a trading program, reference program or otherwise, may not be available. There is severe competition for the services of qualified Trading Advisors, and the Managing Owner may not be able to retain replacement or additional Trading Advisors on acceptable terms. The effect of the replacement of, or the reallocation of assets away from, a Trading Advisor, trading program or reference trading program therefore could be significant.

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

Each Series may trade forward contracts in foreign currencies and may engage in spot commodity transactions (transactions in physical commodities). These contracts, unlike futures contracts and options on futures, historically were not regulated by the CFTC when traded between certain “eligible contract participants,” as defined in the CEA. On July 21, 2010, the President signed into law major financial services reform legislation in the form of the Dodd-Frank Act. The Dodd-Frank Act includes foreign currency forwards and foreign currency swaps (as such terms are defined in the Dodd-Frank Act) in the definition of “swap.” The CFTC has been granted authority to regulate all swaps, but grants the U.S. Treasury Department the discretion to exempt foreign currency forwards and foreign currency swaps from all aspects of the Dodd-Frank Act other than reporting, recordkeeping and business conduct rules for swap dealers and major swap participants. In November 2012, Treasury determined that those transactions can be carved out of the swap category, and they are subject only to the noted categories of the Dodd-Frank Act requirements. Therefore, the Series will not receive the full benefit of CFTC regulation for certain of their foreign currency trading activities.

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

Likewise, you and other investors will invest in different Series managed by different Trading Advisors. Each Series’ assets are valued and accounted for separately from every other Series. Consequently, the past performance of one Series has no bearing on the past performance of another Series. You cannot, for example, consider the Frontier Balanced Fund’s past performance in deciding whether to invest in any other Series.

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

The Managing Owner may allocate notional assets in respect of a Series that are in excess of the NAV of such Series.

At any given time, the notional assets, which are the total amount of assets of a Series allocated to Trading Advisors and/or reference programs, including (i) actual funds deposited in accounts directed by the Trading Advisors or deposited as margin in respect of swaps or other derivative instruments referencing a reference program plus (ii) any notional equity allocated to the Trading Advisors and any reference programs, of a Series may exceed the NAV of such Series depending on the amount of notional equity that is being utilized. The Managing Owner expects that the notional assets of each Series will generally be maintained at a level in excess of the NAV of such Series and such excess may be substantial to the extent the Managing Owner deems necessary to achieve the desired level of volatility. To the extent that notional assets of a Series are in excess of NAV, investors should understand that the applicable Series will experience greater volatility as measured by NAV than it would if the notional assets were maintained at a level equal to NAV. In such case, any losses to the Series will be greater as measured by a percentage of NAV, as compared to the percentage loss incurred in respect of notional assets. Consequently, the allocation of notional assets in excess of a Series’ NAV will magnify exposure to the swings in market prices of futures, forwards, options or other assets held by a Trading Company or Galaxy Plus entity or referenced by a swap or other derivative instrument and result in increased volatility, and potentially greater losses. You may lose all or substantially all of your investment in a Series.

Each Series is charged substantial fees and expenses regardless of profitability.

Each Series is charged brokerage charges, OTC dealer spreads and related transaction fees and expenses and management fees in all cases regardless of whether any Series’ activities are profitable. In addition, the Managing Owner charges each Series an incentive fee based on a percentage of the trading profits generated by each Trading Advisor for such Series, and the Managing Owner pays all or a portion of such incentive fees to the Trading Advisor(s) for such Series. Because the Frontier Balanced Fund, Frontier Heritage Fund, Frontier Select Fund, Frontier Diversified Fund, Frontier Masters Fund and Frontier Long/Short Commodity Fund may each employ multiple Trading Advisors, it is possible that such Series could pay substantial incentive fees out of the net assets of any such Series with respect to one or more Trading Advisors in a year in which such Series has no net trading profits or in which such Series actually loses money. In addition, each Series must earn trading profits and interest income sufficient to cover these fees and expenses in order for it to be profitable.

Investors should note that the management fee payable to the Managing Owner is based on notional assets rather than NAV. Therefore, the management fee will be greater as a percentage of a Series’ NAV to the extent that the notional assets of such Series exceed its NAV. The Managing Owner expects that the notional assets of each Series will generally be maintained at a level in excess of the net asset value for such Series and such excess may be substantial to the extent the Managing Owner deems necessary to achieve the desired level of volatility.

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

All of the Series invest in trading companies that, although they are organized as series limited liability companies, allocate assets to more than one Trading Advisor without the establishment of separate series with segregated liabilities. For these trading companies, losses incurred by one Trading Advisor may negatively impact the trading company as a whole, as the assets allocated to a different Trading Advisor may be made available to pay the liabilities of the Trading Advisor that has incurred the loss. Since the Series currently invest in such trading companies, this could indirectly cause the assets of one Series to be used to pay the liabilities of another Series. For trading companies that allocate assets to more than one Trading Advisor, a Series may be allowed to allocate a portion of its assets to a particular Trading Advisor accessed by the trading company, rather than to the trading company as a whole.

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

The Galaxy Plus Platform and/or its Sponsor will have the ability to restrict investments into, or divestments from, any of the commodity pools on the Galaxy Plus Platform. The success of each Series depends upon the ability to select Trading Advisors the Galaxy Plus Platform through investments into, or divestments from, one or more commodity pools. If investments into or out of a commodity pool are limited or restricted by the Galaxy Plus Platform and/or its Sponsor, Gemini, the performance of a Series may be adversely affected.

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

The reliance on technology by the Managing Owner, Trading Advisors, Sponsor, Clearing brokers, and Swap Counterparties may lead to loss of data and economic losses.

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

A number of actual and potential conflicts of interest exist in the operation of the Trust’s business. The Managing Owner, the Trading Advisors, the independent administrator, the independent transfer agent, the clearing brokers, the trustee and their respective principals are all engaged in other investment activities, and are not required to devote substantially all of their time to the Trust’s business.

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

In the event of a shortfall in segregated customer funds held by the futures commission merchant, the Series’ assets on account with the futures commission merchant may be at risk in the event of the futures commission merchant’s bankruptcy or insolvency, and in such event, the Series may only recover a portion of the available customer funds. If no property is available for distribution, the Series would not recover any of its assets. With respect to a Series’ OTC uncleared swaps, prior to the implementation of the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended (the “Dodd-Frank Act”), there was no requirement to segregate funds held with respect to such contracts. On December 16, 2015, the CFTC finalized rules regarding margin for uncleared swaps which will impose certain requirements beginning September 1, 2016. These rules require, among other things, daily two-way margin (posting and collecting) for all trades between covered swap entities (“CSEs”) and swap dealers (“SDs”) and major swap participants (“MSPs”), and daily two-way margin for all trades between CSEs and financial end users that have over $8 billion in gross notional exposure in uncleared swaps. The rules also require daily cash payments for all trades between CSEs and SD/MSPs and daily posting for all trades between SD/MSPs and financial end users. There may be costs and delays involved in negotiating the custodial arrangement and related contractual terms.

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

The Managing Owner may reallocate assets among the Trading Advisors for the Frontier Diversified Fund, Frontier Masters Fund, Frontier Balanced Fund, Frontier Heritage Fund, Frontier Select Fund or Frontier Long/Short Commodity Fund upon termination of a Trading Advisor or retention of a new Trading Advisor or at the commencement of any month. Consequently, the net assets for such Series may be allocated among the Trading Advisors in a different manner than the currently anticipated allocations. The Managing Owner’s allocation of assets of any such Series may adversely affect the profitability of the trading of the Frontier Diversified Fund, Frontier Masters Fund, Frontier Balanced Fund, Frontier Heritage Fund, Frontier Select Fund and Frontier Long/Short Commodity Fund, possibly in an adverse manner. For example, a Trading Advisor for a Series may experience a high rate of return but may be managing only a small percentage of the net assets of such Series. In this case, the Trading Advisor’s performance could have a minimal effect on the NAV of such Series.

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

If a Series has profit for a taxable year (as determined for federal income tax purposes), the profit will be includible in your taxable income, whether or not cash or other property is actually distributed to you by the Series. The Managing Owner does not intend to make any distributions from any Series. Accordingly, your liability for federal income taxes as well as other taxes on your allocable share of a Series’ profits will exceed the amount of distributions to you, if any, for a taxable year. As such, you must be prepared to satisfy any tax liability from redemptions of Units or other sources. In addition, a Series may have capital losses from trading activities that cannot be deducted against the Series’ interest income, so that you may be subject to pay taxes on interest income even if the Series generates a net economic loss for a taxable year.

You may be subject to tax on gains that the Trust never realizes.

Because a substantial portion of the Trust’s open positions are “marked-to-market” at the end of each taxable year, all or a portion of your tax liability for each taxable year may be based on unrealized gains that the Trust may never actually realize.

Partnership treatment is not assured, and if the Trust or any Series is not treated as a Partnership, you could suffer adverse tax consequences.

The Managing Owner believes that the Trust and each Series will be treated as a partnership for Federal income tax purposes and, assuming that at least 90% of the gross income of the Trust and each Series each taxable year has always constituted and will continue to constitute “qualifying income” within the meaning of Section 7704(d) of the Code, neither the Trust nor any Series will be treated as a publicly traded partnership treated as a corporation. The Managing Owner believes it is likely, but not certain, that the Trust, and each Series, will meet this income test. The Trust has not requested, and does not intend to request, a ruling from the Internal Revenue Service (the “IRS”), concerning its tax treatment or the tax treatment of any Series.

If the Trust, or any Series, were to be treated as a corporation for Federal income tax purposes: the net income of the Trust, or the Series, would be subject to tax at corporate income tax rates, thereby substantially reducing its distributable cash; you would not be allowed to deduct losses of the Trust, or a Series; and distributions to you, other than liquidating distributions, would constitute dividends to the extent of the current or accumulated earnings and profits of the Trust, or a Series, and would be taxable as such.

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

Profits on futures contracts traded in regulated U.S. and some foreign exchanges, foreign currency contracts traded in the interbank market, and U.S. and some foreign exchange-traded options on commodities treated as Section 1256 contracts under the Code are generally treated as short-term capital gain to the extent of 40% of gains with respect to section 1256 contracts. Special rules apply in the case of mixed straddles (generally, offsetting positions where some, but not all, of the positions are marked-to-market). These special rules could have the effect of limiting the amount of gain treated as long-term capital gain.

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

If the CEA registrations or NFA memberships of the Managing Owner or the registered Trading Advisors were no longer effective, these entities would not be able to act for the Trust, which could adversely affect the Trust or such Series.

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

The Trust does not own or use any physical properties in the conduct of its business. Its assets currently consist of cash items, Treasury Notes, and, through each Trading Company or Galaxy entity, U.S. and international futures and forward contracts and other interests in derivative instruments, including options contracts on futures, forwards and swap contracts. The Managing Owner’s main office is located at 25568 Genesee Trail Road, Golden, Colorado 80401.

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

The following table shows the number of Limited Owners and the number of Units outstanding in each Class of each Series as of December 31, 2017:

	Number of Limited	Number of Units
	Owners	Outstanding
Frontier Diversified Fund (Class 1)	35	20,035
Frontier Diversified Fund (Class 2)	151	71,229
Frontier Diversified Fund (Class 3)	264	73,905
Frontier Long/Short Commodity Fund (Class 1a)	17	1,323
Frontier Long/Short Commodity Fund (Class 2)	33	2,131
Frontier Long/Short Commodity Fund (Class 2a)	28	4,366
Frontier Long/Short Commodity Fund (Class 3)	157	20,355
Frontier Long/Short Commodity Fund (Class 3a)	100	9,900
Frontier Masters Fund (Class 1)	34	29,672
Frontier Masters Fund (Class 2)	62	27,133
Frontier Masters Fund (Class 3)	187	53,456
Frontier Balanced Fund (Class 1)	1,351	285,213
Frontier Balanced Fund (Class 1AP)	14	3,996
Frontier Balanced Fund (Class 2)	160	33,698
Frontier Balanced Fund (Class 2a)	8	1,089
Frontier Balanced Fund (Class 3a)	47	7,879
Frontier Select Fund (Class 1)	425	65,502
Frontier Select Fund (Class 1AP)	4	234
Frontier Select Fund (Class 2)	24	5,992
Frontier Winton Fund (Class 1)	338	82,140
Frontier Winton Fund (Class 1AP)	1	214
Frontier Winton Fund (Class 2)	19	7,059
Frontier Heritage Fund (Class 1)	248	44,855
Frontier Heritiage Fund (Class 1AP)	3	45
Frontier Heritage Fund (Class 2)	15	3,856

No Units are authorized for issuance by the Trust under equity compensation plans. During the year ended December 31, 2017, no unregistered Units were sold by the Trust. In addition, the Trust did not repurchase any Units under a formal repurchase plan. All Unit redemptions during the year ended December 31, 2017 were in the ordinary course of business. There have not been any purchases of units by the trust or any affiliated purchasers during the year ended December 31, 2017.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected financial information as of and for the years ended December 31, 2017, 2016, 2015, 2014, and 2013, is taken from the financial statements of the Trust included in section F of this filing and previous filings.

You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included therewith. Results from past periods are not necessarily indicative of results that may be expected for any future period.

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2017

	Frontier Diversified Fund	Frontier Masters Fund	Frontier Long/Short Commodity Fund
Interest-net	$97,701	$79,881	$—
Total Expenses	1,498,668	945,936	191,513
Net gain/(loss) on investments	3,012,970	1,076,995	(232,097)
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	1,612,003	210,940	(423,610)
Net income/ (loss) per unit- Class 1	(0.02)	1.94	—
Net income/ (loss) per unit- Class 1a	—	—	(11.43)
Net income/ (loss) per unit- Class 2	2.25	4.49	(13.75)
Net income/ (loss) per unit- Class 2a	—	—	(12.08)
Net income/ (loss) per unit- Class 3	2.41	4.51	(9.30)
Net income/ (loss) per unit- Class 3a	—	—	(9.51)
Total Assets	$24,075,258	$12,018,790	$4,378,452
Total owners’ capital-Class 1	2,332,222	2,913,542	—
Total owners’ capital-Class 1a	—	—	107,619
Total owners’ capital-Class 2	9,632,746	3,538,600	258,900
Total owners’ capital-Class 2a	—	—	442,644
Total owners’ capital-Class 3	9,501,719	5,504,998	2,472,994
Total owners’ capital-Class 3a	—	—	971,895
Total net asset value per unit- Class 1	116.41	114.74	—
Total net asset value per unit- Class 1a	—	—	81.35
Total net asset value per unit- Class 2	135.19	133.27	115.81
Total net asset value per unit- Class 2a	—	—	93.59
Total net asset value per unit- Class 3	125.68	124.40	121.50
Total net asset value per unit- Class 3a	—	—	97.99

	Frontier Balanced Fund	Frontier Heritage Fund	Frontier Select Fund
Interest-net	$22,063	$—	$—
Total Expenses	3,626,029	562,441	491,812
Net gain/(loss) on investments	4,904,848	308,987	(687,000)
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	1,300,972	(109,435)	(709,734)
Net income/ (loss) per unit- Class 1	1.16	1.61	(3.79)
Net income/ (loss) per unit- Class 1AP	5.59	5.68	(1.14)
Net income/ (loss) per unit- Class 2	7.91	7.60	(1.52)
Net income/ (loss) per unit- Class 2a	6.72	—	—
Net income/ (loss) per unit- Class 3a	6.69	—	—
Total Assets	$53,683,016	$8,741,003	$6,838,652
Total owners’ capital-Class 1	38,744,003	5,435,871	5,912,980
Total owners’ capital-Class 1AP	601,247	6,083	23,354
Total owners’ capital-Class 2	6,977,027	760,672	865,594
Total owners’ capital-Class 2a	529,931	—	—
Total owners’ capital-Class 3a	1,379,971	—	—
Total net asset value per unit- Class 1	135.96	121.19	90.27
Total net asset value per unit- Class 1AP	150.56	134.28	100.02
Total net asset value per unit- Class 2	202.90	179.70	132.73
Total net asset value per unit- Class 2a	175.77	—	—
Total net asset value per unit- Class 3a	175.18	—	—

	Frontier Winton Fund
Interest-net	$55,833
Total Expenses	1,951,194
Net gain/(loss) on investments	3,726,928
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	261,202
Net income/ (loss) per unit- Class 1	4.57
Net income/ (loss) per unit- Class 1AP	10.27
Net income/ (loss) per unit- Class 2	5.52
Total Assets	$15,228,452
Total owners’ capital-Class 1	13,102,614
Total owners’ capital-Class 1AP	37,761
Total owners’ capital-Class 2	1,709,275
Total net asset value per unit- Class 1	159.08
Total net asset value per unit- Class 1AP	176.44
Total net asset value per unit- Class 2	216.50

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2016

			Frontier
	Frontier	Frontier	Long/Short
	Diversified Fund	Masters Fund	Commodity Fund
Interest-net	$323,854	$133,801	$21,855
Total Expenses	3,330,405	1,386,826	506,768
Net gain/(loss) on investments	4,169,841	1,745,161	483,619
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	1,163,290	492,136	(133,170)
Net income/ (loss) per unit- Class 1	0.91	(0.07)	—
Net income/ (loss) per unit- Class 1a	—	—	(1.98)
Net income/ (loss) per unit- Class 2	3.34	2.18	(2.54)
Net income/ (loss) per unit- Class 2a	—	—	(0.52)
Net income/ (loss) per unit- Class 3	3.40	2.32	(1.34)
Net income/ (loss) per unit- Class 3a	—	—	0.64
Total Assets	$59,238,419	$17,425,839	$11,023,280
Total owners’ capital-Class 1	5,189,420	5,361,626	—
Total owners’ capital-Class 1a	—	—	1,913,595
Total owners’ capital-Class 2	38,231,581	5,657,562	808,363
Total owners’ capital-Class 2a	—	—	963,195
Total owners’ capital-Class 3	13,050,390	6,150,119	4,405,863
Total owners’ capital-Class 3a	—	—	1,174,511
Total net asset value per unit- Class 1	116.43	112.80	—
Total net asset value per unit- Class 1a	—	—	92.78
Total net asset value per unit- Class 2	132.94	128.78	129.56
Total net asset value per unit- Class 2a	—	—	105.67
Total net asset value per unit- Class 3	123.27	119.89	130.80
Total net asset value per unit- Class 3a	—	—	107.50

	Frontier	Frontier	Frontier
	Balanced Fund	Heritage Fund	Select Fund
Interest-net	$96,270	$1,430	$1,025
Total Expenses	4,637,078	610,757	792,796
Net gain/(loss) on investments	10,486,586	524,782	2,398,954
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	5,297,666	(301,637)	617,789
Net income/ (loss) per unit- Class 1	6.77	(4.69)	3.71
Net income/ (loss) per unit- Class 1AP	11.38	(1.07)	6.88
Net income/ (loss) per unit- Class 2	15.30	(1.44)	9.14
Net income/ (loss) per unit- Class 2a	14.17	—	—
Net income/ (loss) per unit- Class 3a	14.12	—	—
Total Assets	$88,477,739	$15,420,968	$16,307,508
Total owners’ capital-Class 1	56,955,371	7,507,072	10,540,702
Total owners’ capital-Class 1AP	677,181	5,826	29,897
Total owners’ capital-Class 2	22,401,557	2,744,375	1,411,440
Total owners’ capital-Class 2a	516,256	—	—
Total owners’ capital-Class 3a	1,749,006	—	—
Total net asset value per unit- Class 1	134.80	119.58	94.06
Total net asset value per unit- Class 1AP	144.97	128.60	101.16
Total net asset value per unit- Class 2	194.99	172.10	134.25
Total net asset value per unit- Class 2a	169.05	—	—
Total net asset value per unit- Class 3a	168.49	—	—

	Frontier
	Winton Fund
Interest-net	$7,717
Total Expenses	2,240,389
Net gain/(loss) on investments	1,071,349
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	(1,625,498)
Net income/ (loss) per unit- Class 1	(9.66)
Net income/ (loss) per unit- Class 1AP	(5.14)
Net income/ (loss) per unit- Class 2	(6.53)
Total Assets	$41,295,183
Total owners’ capital-Class 1	20,284,935
Total owners’ capital-Class 1AP	35,478
Total owners’ capital-Class 2	11,446,113
Total net asset value per unit- Class 1	154.51
Total net asset value per unit- Class 1AP	166.17
Total net asset value per unit- Class 2	210.98

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2015

	Frontier Diversified Fund	Frontier Masters Fund	Frontier Long/Short Commodity Fund
Interest-net	$603,350	$260,900	$141,120
Total Expenses	4,859,068	2,122,056	1,207,403
Net gain/(loss) on investments	11,317,997	1,398,913	(391,811)
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	2,585,692	(462,243)	(1,458,094)
Net income/ (loss) per unit- Class 1	2.43	(3.74)	—
Net income/ (loss) per unit- Class 1a	—	—	(6.36)
Net income/ (loss) per unit- Class 2	4.93	(1.93)	(6.20)
Net income/ (loss) per unit- Class 2a	—	—	(5.16)
Net income/ (loss) per unit- Class 3	4.84	(1.49)	(6.20)
Net income/ (loss) per unit- Class 3a	—	—	(4.91)
Total Assets	$56,164,247	$23,001,628	$13,195,609
Total owners’ capital-Class 1	11,814,234	8,323,800	—
Total owners’ capital-Class 1a	—	—	4,053,754
Total owners’ capital-Class 2	34,633,100	7,893,358	993,600
Total owners’ capital-Class 2a	—	—	1,287,665
Total owners’ capital-Class 3	9,267,632	6,611,141	5,906,669
Total owners’ capital-Class 3a	—	—	851,163
Total net asset value per unit- Class 1	115.52	112.87	—
Total net asset value per unit- Class 1a	—	—	94.76
Total net asset value per unit- Class 2	129.60	126.60	132.10
Total net asset value per unit- Class 2a	—	—	106.19
Total net asset value per unit- Class 3	119.87	117.57	132.14
Total net asset value per unit- Class 3a	—	—	106.86

	Frontier Balanced Fund	Frontier Heritage Fund	Frontier Select Fund
Interest-net	$29,151	$1	$—
Total Expenses	5,591,382	797,551	968,941
Net gain/(loss) on investments	4,329,355	555,165	272,917
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	(1,492,595)	(450,548)	(730,624)
Net income/ (loss) per unit- Class 1	(3.51)	(6.01)	(5.26)
Net income/ (loss) per unit- Class 1AP	0.39	(2.26)	(2.54)
Net income/ (loss) per unit- Class 2	0.53	(3.02)	(3.37)
Net income/ (loss) per unit- Class 2a	1.86	—	—
Net income/ (loss) per unit- Class 3a	1.85	—	—
Total Assets	$91,069,226	$15,625,364	$19,996,286
Total owners’ capital-Class 1	62,563,337	8,628,726	11,710,517
Total owners’ capital-Class 1AP	714,747	58,523	47,365
Total owners’ capital-Class 2	22,708,408	2,853,353	1,338,173
Total owners’ capital-Class 2a	548,070	—	—
Total owners’ capital-Class 3a	2,435,421	—	—
Total net asset value per unit- Class 1	128.03	124.27	90.35
Total net asset value per unit- Class 1AP	133.59	129.67	94.28
Total net asset value per unit- Class 2	179.69	173.54	125.11
Total net asset value per unit- Class 2a	154.88	—	—
Total net asset value per unit- Class 3a	154.37	—	—

	Frontier Winton Fund
Interest-net	$28
Total Expenses	2,967,166
Net gain/(loss) on investments	(2,967,138)
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	1,380,625
Net income/ (loss) per unit- Class 1	(11.78)
Net income/ (loss) per unit- Class 1AP	(6.87)
Net income/ (loss) per unit- Class 2	(8.72)
Total Assets	$41,615,649
Total owners’ capital-Class 1	23,022,800
Total owners’ capital-Class 1AP	36,576
Total owners’ capital-Class 2	11,882,167
Total net asset value per unit- Class 1	164.17
Total net asset value per unit- Class 1AP	171.31
Total net asset value per unit- Class 2	217.51

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2014

	Frontier Diversified Fund	Frontier Masters Fund	Frontier Long/Short Commodity Fund
Interest-net	$579,067	$298,175	$216,027
Total Expenses	7,289,756	2,939,200	1,487,941
Net gain/(loss) on investments	21,323,765	8,093,183	1,582,778
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	14,287,705	5,452,158	1,077,686
Net income/ (loss) per unit- Class 1	25.99	24.78	—
Net income/ (loss) per unit- Class 1a	—	—	8.39
Net income/ (loss) per unit- Class 2	30.32	29.07	13.04
Net income/ (loss) per unit- Class 2a	—	—	11.01
Net income/ (loss) per unit- Class 3	30.82	27.15	13.04
Net income/ (loss) per unit- Class 3a	—	—	11.30
Total Assets	$62,725,802	$26,576,520	$16,879,229
Total owners’ capital-Class 1	19,195,036	11,850,911	—
Total owners’ capital-Class 1a	—	—	5,776,906
Total owners’ capital-Class 2	35,224,292	8,868,743	1,246,481
Total owners’ capital-Class 2a	—	—	1,702,551
Total owners’ capital-Class 3	5,588,281	4,988,200	7,233,099
Total owners’ capital-Class 3a	—	—	657,882
Total net asset value per unit- Class 1	113.09	116.61	—
Total net asset value per unit- Class 1a	—	—	101.12
Total net asset value per unit- Class 2	124.67	128.53	138.30
Total net asset value per unit- Class 2a	—	—	111.35
Total net asset value per unit- Class 3	115.03	119.06	138.34
Total net asset value per unit- Class 3a	—	—	111.77

	Frontier Balanced Fund	Frontier Heritage Fund	Frontier Select Fund
Interest-net	$27,454	$1	$—
Total Expenses	7,434,719	1,056,664	1,364,426
Net gain/(loss) on investments	33,601,230	4,838,618	3,799,808
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	19,364,501	2,812,848	2,435,382
Net income/ (loss) per unit- Class 1	25.25	28.23	15.75
Net income/ (loss) per unit- Class 1AP	30.58	33.13	21.29
Net income/ (loss) per unit- Class 2	38.67	42.35	24.34
Net income/ (loss) per unit- Class 2a	34.22	—	—
Net income/ (loss) per unit- Class 3a	34.11	—	—
Total Assets	$110,738,530	$16,906,298	$15,556,907
Total owners’ capital-Class 1	72,098,275	9,761,819	13,663,563
Total owners’ capital-Class 1AP	748,275	58,378	47,785
Total owners’ capital-Class 2	23,550,697	3,207,182	1,558,130
Total owners’ capital-Class 2a	600,287	—	—
Total owners’ capital-Class 3a	2,528,303	—	—
Total net asset value per unit- Class 1	131.54	130.28	95.61
Total net asset value per unit- Class 1AP	133.20	131.93	96.82
Total net asset value per unit- Class 2	179.16	176.56	128.48
Total net asset value per unit- Class 2a	153.02	—	—
Total net asset value per unit- Class 3a	152.52	—	—

	Frontier Winton Fund
Interest-net	$55
Total Expenses	3,960,912
Net gain/(loss) on investments	12,603,511
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	8,642,654
Net income/ (loss) per unit- Class 1	36.36
Net income/ (loss) per unit- Class 1AP	39.25
Net income/ (loss) per unit- Class 2	52.06
Total Assets	$41,541,451
Total owners’ capital-Class 1	26,870,878
Total owners’ capital-Class 1AP	38,042
Total owners’ capital-Class 2	13,142,313
Total net asset value per unit- Class 1	175.95
Total net asset value per unit- Class 1AP	178.18
Total net asset value per unit- Class 2	226.23

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2013

	Frontier Diversified Fund	Frontier Masters Fund	Frontier Long/Short Commodity Fund
Interest-net	$1,544,382	$757,793	$945,988
Total Expenses	5,290,909	2,956,297	3,021,094
Net gain/(loss) on investments	(5,520,937)	(2,052,522)	7,300,417
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	(9,267,464)	(4,251,026)	(6,044,396)
Net income/ (loss) per unit- Class 1	(7.30)	(9.28)	—
Net income/ (loss) per unit- Class 1a	—	—	(15.85)
Net income/ (loss) per unit- Class 2	(6.13)	(8.15)	(20.39)
Net income/ (loss) per unit- Class 2a	—	—	(15.11)
Net income/ (loss) per unit- Class 3	—	3.90	(20.39)
Net income/ (loss) per unit- Class 3a	—	—	(9.13)
Total Assets	$64,685,474	$34,068,483	$28,968,346
Total owners’ capital-Class 1	28,744,047	23,115,495	—
Total owners’ capital-Class 1a	—	—	8,752,826
Total owners’ capital-Class 2	34,714,991	10,406,162	3,371,798
Total owners’ capital-Class 2a	—	—	3,103,405
Total owners’ capital-Class 3	—	249,127	9,619,596
Total owners’ capital-Class 3a	—	—	257,471
Total net asset value per unit- Class 1	87.10	91.83	—
Total net asset value per unit- Class 1a	—	—	92.73
Total net asset value per unit- Class 2	94.35	99.46	125.26
Total net asset value per unit- Class 2a	—	—	100.34
Total net asset value per unit- Class 3	—	91.91	125.30
Total net asset value per unit- Class 3a	—	—	100.47

	Frontier Balanced Fund	Frontier Heritage Fund	Frontier Select Fund
Interest-net	$280,359	$109,122	$261,102
Total Expenses	7,350,844	938,253	1,365,128
Net gain/(loss) on investments	(6,490,128)	2,516,149	1,521,198
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	(16,152,498)	1,423,001	417,171
Net income/ (loss) per unit- Class 1	(10.03)	7.50	1.20
Net income/ (loss) per unit- Class 2	(8.71)	13.54	4.59
Net income/ (loss) per unit- Class 2a	(5.56)	—	—
Net income/ (loss) per unit- Class 3	—	—	—
Net income/ (loss) per unit- Class 3a	(5.55)	—	—
Total Assets	$124,183,143	$16,696,747	$17,804,703
Total owners’ capital-Class 1	80,801,534	11,328,406	15,852,947
Total owners’ capital-Class 2	26,611,117	2,850,062	1,758,901
Total owners’ capital-Class 2a	491,579	—	—
Total owners’ capital-Class 3	—	—	—
Total owners’ capital-Class 3a	2,322,629	—	—
Total net asset value per unit- Class 1	106.29	102.05	79.86
Total net asset value per unit- Class 2	140.49	134.21	104.14
Total net asset value per unit- Class 2a	118.80	—	—
Total net asset value per unit- Class 3	—	—	—
Total net asset value per unit- Class 3a	118.41	—	—

	Frontier Winton Fund
Interest-net	$283,863
Total Expenses	2,340,519
Net gain/(loss) on investments	4,790,126
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	2,733,470
Net income/ (loss) per unit- Class 1	8.86
Net income/ (loss) per unit- Class 2	15.87
Net income/ (loss) per unit- Class 3	—
Total Assets	$37,083,828
Total owners’ capital-Class 1	26,164,147
Total owners’ capital-Class 2	10,460,690
Total owners’ capital-Class 3	—
Total net asset value per unit- Class 1	139.59
Total net asset value per unit- Class 2	174.17
Total net asset value per unit- Class 3	—

Supplementary Quarterly Financial Information

The following summarized quarterly financial information presents the Trust’s results of operations for the three-month periods ended March 31, June 30, September 30, and December 31, 2017.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2017 (unaudited)	2017 (unaudited)	2017 (unaudited)	2017 (unaudited)
Frontier Diversified Fund:
Net gain (loss) on investments	$2,007,523	$(664,367)	$68,284	$1,601,530
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$1,604,829	(1,177,243)	(189,436)	$1,373,853
Increase (decrease) in net asset value per Class 1 units	$2.88	$(7.58)	$(1.63)	$6.31
Increase (decrease) in net asset value per Class 2 units	$3.80	$(8.12)	$(1.32)	$7.89
Increase (decrease) in net asset value per Class 3 units	$3.61	$(7.46)	$(1.15)	$7.41
Net asset value per Class 1 units	$119.31	$111.73	$110.10	$116.41
Net asset value per Class 2 units	$136.74	$128.62	$127.30	$135.19
Net asset value per Class 3 units	$126.88	$119.42	$118.27	$125.68

Frontier Masters Fund:
Net gain (loss) on investments	$388,839	$(1,135,045)	$(106,063)	$1,929,264
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$124,756	$(1,386,178)	$(290,565)	$1,762,927
Increase (decrease) in net asset value per Class 1 unit	$0.30	$(10.71)	$(2.98)	$15.33
Increase (decrease) in net asset value per Class 2 unit	$0.87	$(11.75)	$(2.95)	$18.32
Increase (decrease) in net asset value per Class 3 unit	$0.89	$(10.88)	$(2.67)	$17.17
Net asset value per Class 1 unit	$113.10	$102.39	$99.41	$114.74
Net asset value per Class 2 unit	$129.65	$117.90	$114.95	$133.27
Net asset value per Class 3 unit	$120.78	$109.90	$107.23	$124.40

Frontier Long/Short Commodity Fund:
Net gain (loss) on investments	$435,033	$(739,137)	$72,790	$(783)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$350,787	$(746,261)	$32,454	$(60,590)
Increase (decrease) in net asset value per Class 1a units	$2.22	$(11.37)	$(0.37)	$(1.91)
Increase (decrease) in net asset value per Class 2 units	$3.61	$(16.82)	$(0.03)	$(0.51)
Increase (decrease) in net asset value per Class 2a units	$3.81	$(14.09)	$(0.03)	$(1.77)
Increase (decrease) in net asset value per Class 3 units	$4.07	$(12.81)	$(0.02)	$(0.54)
Increase (decrease) in net asset value per Class 3a units	$4.48	$(12.22)	$0.03	$(1.80)
Net asset value per Class 1a units	$95.00	$83.63	$83.26	$81.35
Net asset value per Class 2 units	$133.17	$116.35	$116.32	$115.81
Net asset value per Class 2a units	$109.48	$95.39	$95.36	$93.59
Net asset value per Class 3 units	$134.87	$122.06	$122.04	$121.50
Net asset value per Class 3a units	$111.98	$99.76	$99.79	$97.99

Frontier Balanced Fund:
Net gain (loss) on investments	$2,926,792	$(1,981,799)	$367,405	$3,592,540
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$1,946,475	$(322,665)	$(440,957)	$118,119
Increase (decrease) in net asset value per Class 1 units	$3.01	$(7.97)	$(1.64)	$7.76
Increase (decrease) in net asset value per Class 1AP units (8)	$4.32	$(7.58)	$(0.73)	$9.58
Increase (decrease) in net asset value per Class 2 units	$5.82	$(10.19)	$(0.98)	$13.26
Increase (decrease) in net asset value per Class 2a units	$5.12	$(8.40)	$(0.79)	$10.79
Increase (decrease) in net asset value per Class 3a units	$5.10	$(8.37)	$(0.80)	$10.76
Net asset value per Class 1 units	$137.81	$129.84	$128.20	$135.96
Net asset value per Class 1AP units (8)	$149.29	$141.71	$140.98	$150.56
Net asset value per Class 2 units	$200.81	$190.62	$189.64	$202.90
Net asset value per Class 2a units	$174.17	$165.77	$164.98	$175.77
Net asset value per Class 3a units	$173.59	$165.22	$164.42	$175.18

Frontier Select Fund:
Net gain (loss) on investments	$(366,365)	$(1,387,409)	$(246,729)	$1,313,503
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$(493,434)	$(1,159,529)	$(332,881)	$1,276,110
Increase (decrease) in net asset value per Class 1 units	$(4.18)	$(11.09)	$(4.33)	$15.81
Increase (decrease) in net asset value per Class 1AP units (8)	$(3.89)	$(11.37)	$(4.02)	$18.14
Increase (decrease) in net asset value per Class 2 units	$(5.05)	$(15.09)	$(5.45)	$24.07
Net asset value per Class 1 units	$89.88	$78.79	$74.46	$90.27
Net asset value per Class 1AP units (8)	$97.27	$85.90	$81.88	$100.02
Net asset value per Class 2 units	$129.20	$114.11	$108.66	$132.73

Frontier Winton Fund:
Net gain (loss) on investments	$686,811	$(1,992,821)	$440,557	$4,592,381
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$(248,287)	$(1,580,780)	$(196,414)	$2,286,683
Increase (decrease) in net asset value per Class 1 units	$(1.58)	$(8.84)	$(1.79)	$16.78
Increase (decrease) in net asset value per Class 1AP units (8)	$(0.91)	$(8.00)	$(0.76)	$19.94
Increase (decrease) in net asset value per Class 2 units	$(0.68)	$(10.64)	$(0.96)	$17.80
Net asset value per Class 1 units	$152.93	$144.09	$142.30	$159.08
Net asset value per Class 1AP units (8)	$165.26	$157.26	$156.50	$176.44
Net asset value per Class 2 units	$210.30	$199.66	$198.70	$216.50

Frontier Heritage Fund:
Net gain (loss) on investments	$(373,402)	$(379,650)	$27,074	$1,034,965
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$(340,160)	$(435,032)	$(147,535)	$813,292
Increase (decrease) in net asset value per Class 1 units	$(4.36)	$(6.24)	$(2.99)	$(21.11)
Increase (decrease) in net asset value per Class 1AP units (8)	$(2.96)	$(6.70)	$(2.39)	$(22.22)
Increase (decrease) in net asset value per Class 2 units	$(5.08)	$(7.84)	$(3.21)	$(19.00)
Net asset value per Class 1 units	$115.22	$108.98	$142.30	$121.19
Net asset value per Class 1AP units (8)	$125.64	$118.94	$156.50	$134.28
Net asset value per Class 2 units	$167.02	$159.18	$198.70	$179.70

The following summarized quarterly financial information presents the Trust’s results of operations for the three-month periods ended March 31, June 30, September 30, and December 31, 2016.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2016 (unaudited)	2016 (unaudited)	2016 (unaudited)	2016 (unaudited)
Frontier Diversified Fund:
Net gain (loss) on investments	$2,972,555	$614,446	$(490,189)	$1,073,029
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$1,533,771	$22,647	$(862,922)	$469,794
Increase (decrease) in net asset value per Class 1 units	$2.91	$(0.37)	$(2.27)	$0.64
Increase (decrease) in net asset value per Class 2 units	$3.84	$0.17	$(1.98)	$1.31
Increase (decrease) in net asset value per Class 3 units	$3.63	$0.23	$(1.75)	$1.29
Net asset value per Class 1 units	$118.43	$118.06	$115.79	$116.43
Net asset value per Class 2 units	$133.44	$133.61	$131.63	$132.94
Net asset value per Class 3 units	$123.50	$123.73	$121.98	$123.27

Frontier Masters Fund:
Net gain (loss) on investments	$1,866,339	$395,214	$66,778	$(583,170)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$1,350,376	$136,389	$(58,348)	$(936,281)
Increase (decrease) in net asset value per Class 1 unit	$6.14	$0.84	$(0.81)	$(6.24)
Increase (decrease) in net asset value per Class 2 unit	$7.47	$1.54	$(0.31)	$(6.52)
Increase (decrease) in net asset value per Class 3 unit	$7.02	$1.50	$(0.20)	$(6.00)
Net asset value per Class 1 unit	$119.01	$119.85	$119.04	$112.80
Net asset value per Class 2 unit	$134.07	$135.61	$135.30	$128.78
Net asset value per Class 3 unit	$124.59	$126.09	$125.89	$119.89

Frontier Long/Short Commodity Fund:
Net gain (loss) on investments	$80,555	$318,263	$(263,816)	$348,617
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$(240,272)	$94,236	$(329,162)	$342,028
Increase (decrease) in net asset value per Class 1a units	$(2.21)	$0.40	$(3.21)	$3.04
Increase (decrease) in net asset value per Class 2 units	$(2.60)	$1.05	$(4.99)	$4.00
Increase (decrease) in net asset value per Class 2a units	$(2.03)	$1.10	$(3.49)	$3.90
Increase (decrease) in net asset value per Class 3 units	$(2.61)	$0.92	$(3.68)	$4.03
Increase (decrease) in net asset value per Class 3a units	$(1.97)	$0.73	$(2.15)	$4.03
Net asset value per Class 1a units	$92.55	$92.95	$89.74	$92.78
Net asset value per Class 2 units	$129.50	$130.55	$125.56	$129.56
Net asset value per Class 2a units	$104.16	$105.26	$101.77	$105.67
Net asset value per Class 3 units	$129.53	$130.45	$126.77	$130.80
Net asset value per Class 3a units	$104.89	$105.62	$103.47	$107.50

Frontier Balanced Fund:
Net gain (loss) on investments	$5,049,993	$634,040	$(246,729)	$5,049,282
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$3,122,472	$(957,398)	$243,862	$2,888,730
Increase (decrease) in net asset value per Class 1 units	$4.15	$(1.68)	$0.02	$4.28
Increase (decrease) in net asset value per Class 1AP units (8)	$5.38	$(0.74)	$1.08	$5.66
Increase (decrease) in net asset value per Class 2 units	$7.23	$(1.00)	$1.46	$7.61
Increase (decrease) in net asset value per Class 2a units	$6.61	$(0.55)	$1.41	$6.70
Increase (decrease) in net asset value per Class 3a units	$6.59	$(0.55)	$1.40	$6.68
Net asset value per Class 1 units	$132.18	$130.50	$130.52	$134.80
Net asset value per Class 1AP units (8)	$138.97	$138.23	$139.31	$144.97
Net asset value per Class 2 units	$186.92	$185.92	$187.38	$194.99
Net asset value per Class 2a units	$161.49	$160.94	$162.35	$169.05
Net asset value per Class 3a units	$160.96	$160.41	$161.81	$168.49

Frontier Select Fund:
Net gain (loss) on investments	$2,458,845	$83,339	$10,160	$(153,390)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$1,325,471	$(184,145)	$(234,575)	$(288,962)
Increase (decrease) in net asset value per Class 1 units	$9.05	$(1.28)	$(1.86)	$(2.20)
Increase (decrease) in net asset value per Class 1AP units (8)	$10.22	$(0.57)	$(1.18)	$(1.59)
Increase (decrease) in net asset value per Class 2 units	$13.57	$(0.76)	$(1.57)	$(2.10)
Net asset value per Class 1 units	$99.40	$98.12	$96.26	$94.06
Net asset value per Class 1AP units (8)	$104.50	$103.93	$102.75	$101.16
Net asset value per Class 2 units	$138.68	$137.92	$136.35	$134.25

Frontier Winton Fund:
Net gain (loss) on investments	$3,032,321	$2,031,063	$(1,783,567)	$(2,208,468)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$1,166,285	$575,743	$(1,643,430)	$(1,724,096)
Increase (decrease) in net asset value per Class 1 units	$5.01	$2.35	$(8.31)	$(8.71)
Increase (decrease) in net asset value per Class 1AP units (8)	$6.55	$3.82	$(7.46)	$(8.05)
Increase (decrease) in net asset value per Class 2 units	$8.31	$4.85	$(9.47)	$(10.22)
Net asset value per Class 1 units	$169.18	$171.53	$163.22	$154.51
Net asset value per Class 1AP units (8)	$177.86	$181.68	$174.22	$166.17
Net asset value per Class 2 units	$225.82	$230.67	$221.20	$210.98

Frontier Heritage Fund:
Net gain (loss) on investments	$1,237,263	$(39,331)	$(386,484)	$(286,666)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$631,785	$(74,435)	$(429,665)	$(429,322)
Increase (decrease) in net asset value per Class 1 units	$6.49	$(0.99)	$(5.13)	$(5.06)
Increase (decrease) in net asset value per Class 1AP units (8)	$7.80	$(0.02)	$(4.41)	$(4.44)
Increase (decrease) in net asset value per Class 2 units	$10.43	$(0.03)	$(5.89)	$(5.95)
Net asset value per Class 1 units	$130.76	$129.77	$124.64	$119.58
Net asset value per Class 1AP units (8)	$137.47	$137.45	$133.04	$128.60
Net asset value per Class 2 units	$183.97	$183.94	$178.05	$172.10

The following summarized quarterly financial information presents the Trust’s results of operations for the three-month periods ended March 31, June 30, September 30, and December 31, 2015.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2015 (unaudited)	2015 (unaudited)	2015 (unaudited)	2015 (unaudited)
Frontier Diversified Fund:
Net gain (loss) on investments	$15,234,471	$(7,276,498)	$3,137,315	$222,709
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$13,030,463	$(7,505,363)	$885,542	$(3,824,950)
Increase (decrease) in net asset value per Class 1 units	$18.57	$(16.11)	$1.45	$2.43
Increase (decrease) in net asset value per Class 2 units	$21.09	$(17.27)	$2.19	$4.93
Increase (decrease) in net asset value per Class 3 units	$19.54	$(15.87)	$2.09	$4.84
Net asset value per Class 1 units	$131.66	$115.55	$117.00	$115.52
Net asset value per Class 2 units	$145.76	$128.49	$130.68	$129.60
Net asset value per Class 3 units	$134.57	$118.70	$120.79	$119.87

Frontier Masters Fund:
Net gain (loss) on investments	$3,440,003	$(3,430,447)	$1,409,605	$(20,248)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$2,578,394	$(3,793,874)	$746,021	$7,216
Increase (decrease) in net asset value per Class 1 unit	$11.77	$(18.37)	$3.30	$(3.74)
Increase (decrease) in net asset value per Class 2 unit	$13.59	$(19.80)	$4.22	$(1.93)
Increase (decrease) in net asset value per Class 3 unit	$12.67	$(18.28)	$3.99	$(1.49)
Net asset value per Class 1 unit	$128.38	$110.01	$113.31	$112.87
Net asset value per Class 2 unit	$142.12	$122.32	$126.54	$126.60
Net asset value per Class 3 unit	$131.73	$113.45	$117.44	$117.57

Frontier Long/Short Commodity Fund:
Net gain (loss) on investments	$2,732,204	$(1,822,067)	$(1,047,364)	$(1,915,295)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$2,316,181	$(2,045,099)	$(1,251,451)	$(477,725)
Increase (decrease) in net asset value per Class 1a units	$19.58	$(13.53)	$(8.87)	$(6.36)
Increase (decrease) in net asset value per Class 2 units	$27.90	$(18.04)	$(11.63)	$(6.20)
Increase (decrease) in net asset value per Class 2a units	$22.14	$(47.46)	$(9.36)	$(5.16)
Increase (decrease) in net asset value per Class 3 units	$27.72	$(17.86)	$(11.63)	$(6.20)
Increase (decrease) in net asset value per Class 3a units	$22.32	$(14.45)	$(9.34)	$(4.91)
Net asset value per Class 1a units	$120.70	$107.17	$98.30	$94.76
Net asset value per Class 2 units	$166.20	$148.16	$136.53	$132.10
Net asset value per Class 2a units	$133.49	$119.03	$109.67	$106.19
Net asset value per Class 3 units	$166.06	$148.20	$136.57	$132.14
Net asset value per Class 3a units	$134.09	$119.64	$110.30	$106.86

Frontier Balanced Fund:
Net gain (loss) on investments	$16,254,937	$(11,603,137)	$(16,101)	$(306,344)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$12,927,288	$(12,148,257)	$(1,161,838)	$(1,109,788)
Increase (decrease) in net asset value per Class 1 units	$17.26	$(16.98)	$(1.92)	$(3.51)
Increase (decrease) in net asset value per Class 1AP units (8)	$18.60	$(16.31)	$(0.96)	$0.39
Increase (decrease) in net asset value per Class 2 units	$25.01	$(21.93)	$(1.29)	$0.53
Increase (decrease) in net asset value per Class 2a units	$21.74	$(18.40)	$(0.74)	$1.86
Increase (decrease) in net asset value per Class 3a units	$21.67	$(18.34)	$(0.74)	$1.85
Net asset value per Class 1 units	$148.80	$131.82	$129.90	$128.03
Net asset value per Class 1AP units (8)	$151.80	$135.49	$134.53	$133.59
Net asset value per Class 2 units	$204.17	$182.24	$180.95	$179.69
Net asset value per Class 2a units	$174.76	$156.36	$155.62	$154.88
Net asset value per Class 3a units	$174.19	$155.85	$155.11	$154.37

Frontier Select Fund:
Net gain (loss) on investments	$2,741,233	$(4,071,120)	$1,808,306	$(205,502)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$1,683,063	$(2,913,177)	$895,851	$(396,361)
Increase (decrease) in net asset value per Class 1 units	$10.55	$(18.85)	$5.85	$(5.26)
Increase (decrease) in net asset value per Class 1AP units (8)	$11.49	$(18.57)	$6.74	$(2.54)
Increase (decrease) in net asset value per Class 2 units	$15.25	$(24.64)	$8.94	$(3.37)
Net asset value per Class 1 units	$106.16	$87.31	$93.16	$90.35
Net asset value per Class 1AP units (8)	$108.31	$89.74	$96.48	$94.28
Net asset value per Class 2 units	$143.73	$119.09	$128.03	$125.11

Frontier Winton Fund:
Net gain (loss) on investments	$4,997,118	$(5,119,775)	$1,646,828	$(143,546)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$3,676,291	$(5,700,069)	$885,063	$(1,021,923)
Increase (decrease) in net asset value per Class 1 units	$15.95	$(26.05)	$3.50	$(11.78)
Increase (decrease) in net asset value per Class 1AP units (8)		$(25.31)	$4.93	$(6.87)
Increase (decrease) in net asset value per Class 2 units	$17.59	$(32.13)	$6.25	$(8.72)
Net asset value per Class 1 units	$191.90	$165.85	$169.35	$164.17
Net asset value per Class 1AP units (8)		$170.46	$175.39	$171.31
Net asset value per Class 2 units	$195.77	$216.43	$222.68	$217.51

Frontier Heritage Fund:
Net gain (loss) on investments	$3,048,084	$(2,770,445)	$105,347	$172,179
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$1,767,687	$(2,101,869)	$319,718	$(436,084)
Increase (decrease) in net asset value per Class 1 units	$17.59	$(21.77)	$3.05	$(6.01)
Increase (decrease) in net asset value per Class 1AP units (8)	$18.93	$(21.25)	$4.14	$(2.26)
Increase (decrease) in net asset value per Class 2 units	$25.33	$(28.44)	$5.54	$(3.02)
Net asset value per Class 1 units	$147.87	$126.10	$129.15	$124.27
Net asset value per Class 1AP units (8)	$150.86	$129.61	$133.75	$129.67
Net asset value per Class 2 units	$201.89	$173.45	$178.99	$173.54

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Trust, with respect to each Series of Units, engages in the speculative trading of a diversified portfolio of futures, forward (including interbank foreign currencies) and options contracts and other derivative instruments (including swaps). The Trust allocates funds to affiliated Trading Companies and Galaxy Plus entities, each of which has one-year renewable contracts with its own independent Trading Advisor(s) that will manage all or a portion of the applicable Trading Company’s or Galaxy Plus entity’s assets, and make the trading decisions for the assets of each Series vested in such Trading Company or Gemini Plus entity. The assets of each Trading Company and Galaxy Plus entity will be segregated from the assets of each other Trading Company and Galaxy Plus entity. The Trust has an investment objective of increasing the value of the Units over the long term (capital appreciation), while controlling risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments (currencies). For additional overview of the Trust’s structure and business activities, see Item 1 “BUSINESS.” For a discussion of fees paid by the Trust, see Item 11 “EXECUTIVE COMPENSATION.”

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At December 31, 2017, cash deposited at the clearing brokers was $20,584,602 for the Trust. The clearing brokers are expected to credit each Trading Company with approximately 80%-100 % of the interest earned on its average net assets on deposit with the clearing brokers each month. Currently, with the Federal Funds target rate at 1.25% to 1.50%, this amount is estimated to be 1.25%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds and time deposits. Aggregate interest income from all sources, including US. Treasure Securities assets net of premiums and cash held at clearing brokers, of up to 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Winton Fund, Frontier Select Fund, and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a, Class 3a only), Frontier Masters Fund and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 20% of the total interest allocated to the Series was paid to the Managing Owner from January 1, 2016 through April 28, 2016 ; thereafter 100% of the interest is retained by the respective Series. The amount reflected in the financial statements for the Trust and Series are disclosed on a net basis. Due to some classes not exceeding the 2% paid to the Managing Owner, amounts earned by those classes may be zero.

Approximately 10% to 30% of the Trust’s assets are expected to be committed as required margin for futures contracts and forwards and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. treasury bills in segregated accounts with the futures broker pursuant to the CEA and regulations there under. Approximately 2% to 6% of the Trust’s assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the CEA, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 64% to 88% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. federally chartered banks. As of December 31, 2017, total cash and cash equivalents held at banking institutions were $189,890 for the Frontier Diversified Fund, $152,200 for the Frontier Long/Short Commodity Fund, $411,695 for the Frontier Masters Fund, $164,332 for the Frontier Balanced Fund, $114,973 for the Frontier Select Fund, $1,403,125 for the Frontier Winton Fund, and $259,161 for the Frontier Heritage Fund.

As a commodity pool, the Trust has large cash positions. Such cash positions are used to pay margin for the trading of futures, forwards and options, and also to pay redemptions. Generally, the Trust has not been forced to liquidate positions to fund redemptions. During the fiscal year ended December 31, 2017, the Trust was able to pay all redemptions.

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

Results of Operations for the Twelve Months Ended December 31, 2017

Series Returns and Other Information

The returns for each Series and Class of Units for the twelve months ended December 31, 2017, and related information, are discussed below. The activities of the Trust on a consolidated basis are explained through the activity of the underlying Series. Please refer to the discussion of the Series activities in relation to the Trust on a consolidated basis.

Each Series had exposure to commodity interest positions within one or more sectors during fiscal 2017. The performance of each Series was impacted over the course of the year by, among other things, the relative performance of the relevant sector or sectors and the commodities within those sectors, the changing allocations among, and the specific positions taken by, the Series’ Trading Advisors in, the relevant sector(s) and commodities, and the timing of entries and exits. For each of the Series, a sector attribution chart has been included at the end of the relevant discussion. Each chart depicts the performance of the relevant Series’ positions within each of the relevant sectors (determined by the Managing Owner using monthly gross return and NAV figures, with various adjustments to net out a proportional allocation of the fees and expenses chargeable to the Series) during the fourth quarter (except as otherwise noted) and for the full calendar year. Charts depicting the performance of the various Series’ positions within each of the relevant sectors during the prior three quarters were included in the Trust’s quarterly reports on Form 10-Q previously filed.

Frontier Diversified Fund

2017

The Frontier Diversified Fund – Class 1 NAV lost 0.02% for the twelve months ended December 31, 2017, net of fees and expenses; the Frontier Diversified Fund – Class 2 NAV gained 1.69% for the twelve months ended December 31, 2017 net of fees and expenses; the Frontier Diversified Fund – Class 3 NAV gained 1.96% for the twelve months ended December 31, 2017 net of fees and expenses. For the twelve months ended December 31, 2017 the Frontier Diversified Fund recorded a net gain on investments of $3,026,878, net investment income of $97,701 and total expenses of $1,512,576, resulting in a net increase in owners’ capital from operations attributable to controlling interests of $1,612,003. The NAV per Unit, Class 1, decreased from $116.43 at December 31, 2016, to $116.41 as of December 31, 2017. The NAV per Unit, Class 2, increased from $132.94 at December 31, 2016, to $135.19 as of December 31, 2017. The NAV per Unit, Class 3, increased from $123.27 at December 31, 2016, to $125.68 as of December 31, 2017. Total Class 1 subscriptions and redemptions for the period were $3,063 and $2,857,225, respectively. Total Class 2 subscriptions and redemptions for the period were $599,571 and $30,553,493, respectively. Total Class 3 subscriptions and redemptions for the period were $1,357,356 and $5,165,979, respectively. Ending capital at December 31, 2017, is $2,332,222 for Class 1 and $9,632,746 for Class 2 and $9,501,719 for Class 3.

The Frontier Diversified Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Frontier Diversified Fund

Three of the six sectors traded in the Frontier Diversified Fund were profitable in Q4 2017. Stock Indices, Metals and Energies were profitable while Interest Rates, Currencies and Agriculturals finished negative for the quarter.

The Stock Indices and Energies sectors were positive year-to-date (“YTD”) while Metals, Currencies, Agriculturals and Interest Rates were negative YTD.

In terms of major CTA performance, seven of the eleven major CTAs in the Frontier Diversified Fund were profitable in Q4 2017. Aspect, Chesapeake, Fort, QIM, Quest, Welton and Winton finished positive for the quarter. Crabel, EmilVan Essen, H2O and Quantmetrics finished negative for the quarter. In terms of YTD performance Emil Van Essen, Fort, H20, QIM and Winton are positive YTD while Aspect, Chesapeake, Crabel, Quantmetrics, Quest, and Welton are negative YTD.

Frontier Long/Short Commodity Fund

2017

The Frontier Long/Short Commodity Fund – Class 2 NAV lost 10.61% for the twelve months ended December 31, 2017, net of fees and expenses; the Frontier Long/Short Commodity Fund – Class 3 NAV lost 7.11% for the twelve months ended December 31, 2017, net of fees and expenses; the Frontier Long/Short Commodity Fund – Class 1a NAV lost 12.32% for the twelve months ended December 31, 2017, net of fees and expenses; the Frontier Long/Short Commodity Fund – Class 2a NAV lost 11.43% for the twelve months ended December 31, 2017, net of fees and expenses; the Frontier Long/Short Commodity Fund – Class 3a NAV lost 8.85% for the twelve months ended December 31, 2017, net of fees and expenses.

For the twelve months ended December 31, 2017, the Frontier Long/Short Commodity Fund recorded net loss on investments of $319,767, net investment loss of $103,843, and total expenses of $103,843, resulting in a net decrease in owners’ capital from operations attributable to controlling interests of $423,610. The NAV per Unit, Class 2, decreased from $129.56 at December 31, 2016, to $115.81 as of December 31, 2017. The NAV per Unit, Class 3, decreased from $130.80 at December 31, 2016, to $121.50 as of December 31, 2017. The NAV per Unit, Class 1a, decreased from $92.78 at December 31, 2016, to $81.35 as of December 31, 2017. The NAV per Unit, Class 2a, decreased from $105.67 at December 31, 2016, to $93.59 as of December 31, 2017. The NAV per Unit, Class 3a, decreased from $107.50 at December 31, 2016, to $97.99 as of December 31, 2017. Total Class 2 subscriptions and redemptions for the twelve months were $0 and $521,092, respectively. Total Class 3 subscriptions and redemptions for the twelve months were $0 and $1,738,353, respectively. Total Class 1a subscriptions and redemptions for the twelve months were $0 and $1,803,092, respectively. Total Class 2a subscriptions and redemptions for the twelve months were $0 and $466,783, respectively. Total Class 3a subscriptions and redemptions for the twelve months were $1,051,248 and $1,109,793, respectively. Ending capital at December 31, 2017, is $258,900 for Class 2, $2,472,994 for Class 3, 107,619 for Class 1a, $442,644 for Class 2a and $971,895 for Class 3a.

The Frontier Long/Short Commodity Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors, although the majority of the exposure will typically be in the Energies, Metals, and Commodities sectors.

Sector Attribution for the Frontier Long/Short Commodity Fund

Frontier Long/Short Commodity Fund Class 2A Sector Attributions
Q4 2017 and YTD

10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q4 2017
YTD

Frontier Long/Short Commodity Fund Class 3 Sector Attributions
Q4 2017 and YTD

15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q4 2017
YTD

Frontier Long/Short Commodity Fund Class 3A Sector Attributions
Q4 2017 and YTD

15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q4 2017
YTD

Frontier Long/Short Commodity Fund Class 1A
Major Advisors Performance
Q4 2017 and YTD

8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Chesapeake
Emil Van Essen
JE Moody
Red Oak
Rosetta
Welton
Non-Major Advisors
Q4 2017
YTD

Frontier Long/Short Commodity Fund Class 2A
Major Advisors Performance
Q4 2017 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Chesapeake
Emil Van Essen
JE Moody
Red Oak
Rosetta
Welton
Non-Major Advisors
Q4 2017
YTD

Frontier Long/Short Commodity Fund Class 3
Major Advisors Performance
Q4 2017 and YTD
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Chesapeake
Emil Van Essen
JE Moody
Red Oak
Rosetta
Welton
Non-Major Advisors
Q4 2017
YTD

Frontier Long/Short Commodity Fund Class 3A
Major Advisors Performance
Q4 2017 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Chesapeake
Emil Van Essen
JE Moody
Red Oak
Rosetta
Welton
Non-Major Advisors
Q4 2017
YTD

Three of the seven sectors traded in the Frontier Long/Short Commodity Fund were profitable in Q4 2017. Base Metals, Energies, and Financials finished positive for the quarter while Grains, Meats, Precious Metals and Softs finished negative for the quarter.

Energies and Precious Metals are positive YTD while Base Metals, Grains, Meats, Precious Metals, Softs and Financials are negative YTD.

In terms of major CTA performance, Chesapeake and Welton finished positive for the quarter while Emil Van Essen, JE Moody, Red Oak and Rosetta were negative for the quarter.

In terms of YTD performance, Emil Van Essen and Welton are positive YTD while Chesapeake, JE Moody, Red Oak and Rosetta are negative YTD.

Frontier Masters Fund

2017

The Frontier Masters Fund – Class 1 NAV gained 1.72% for the twelve months ended December 31, 2017, net of fees and expenses, the Frontier Masters Fund – Class 2 NAV gained 3.49% for the twelve months ended December 31, 2017, net of fees and expenses, the Frontier Masters Fund – Class 3 NAV gained 3.76% for the twelve months ended December 31, 2017, net of fees and expenses.

For the twelve months ended December 31, 2017 the Frontier Masters Fund recorded a net gain on investments of $1,090,835, net investment loss of $879,895, and total expenses of $959,776, resulting in a net increase in owners’ capital from operations attributable to controlling interests of $210,940. The NAV per Unit, Class 1, increased from $112.80 at December 31, 2016, to $114.74 as of December 31, 2017. The NAV per Unit, Class 2, increased from $128.78 at December 31, 2016, to $133.27 as of December 31, 2017. The NAV per Unit, Class 3 increased from $119.89 at December 31, 2016 to $124.40 as of December 31, 2017. Total Class 1 subscriptions and redemptions for the twelve months were $2,610 and $2,430,461, respectively. Total Class 2 subscriptions and redemptions for the twelve months were $65,000 and $2,260,421, respectively. Total Class 3 subscriptions and redemptions for the twelve months were $1,571,804 and $2,371,639, respectively. Ending capital at December 31, 2017, is $2,913,542 for Class 1, $3,538,600 for Class 2 and $5,504,998 for Class 3.

The Frontier Masters Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, Hybrids, and Commodities sectors.

Sector Attribution for the Frontier Masters Fund

Three of the seven sectors traded in the Frontier Masters Fund were profitable in Q4 2017. Energies, Interest Rates and Stock Indices were positive while, Metals, Currencies, and Agriculturals were negative for the quarter.

Energies and Stock Indices were positive for the year while Metals, Currencies, Agriculturals and Interest Rates were negative.

In terms of major CTA performance, Chesapeake, Transtrend, Welton, and Winton finished positive for the quarter while Emil Van Essen was negative during the quarter. In terms of YTD performance, Emil Van Essen, Welton, and Winton were positive while Chesapeake and Transtrend were negative YTD.

Frontier Balanced Fund

2017

The Frontier Balanced Fund – Class 1 NAV gained 0.86% for the twelve months ended December 31, 2017, net of fees and expenses; The Frontier Balanced Fund – Class 1AP NAV gained 3.86% for the twelve months ended December 31, 2017, net of fees and expenses; the Frontier Balanced Fund – Class 2 NAV gained 4.06% for the twelve months ended December 31, 2017, net of fees and expenses; the Frontier Balanced Fund – Class 2a NAV gained 3.98% for the twelve months ended December 31, 2017, net of fees and expenses; the Frontier Balanced Fund – Class 3a NAV gained 3.97% for the twelve months ended December 31, 2017, net of fees and expenses.

For the twelve months ended December 31, 2017, the Frontier Balanced Fund recorded net gain on investments of $4,904,938, net investment loss of $3,603,966, and total expenses of $3,626,029, resulting in a net increase in owners’ capital from operations attributable to controlling interests of $1,300,972. The NAV per Unit, Class 1, increased from $134.80 at December 31, 2016, to $135.96 at December 31, 2017 The NAV per Unit, Class 1AP, increased from $144.97 at December 31, 2016, to $150.56 at December 31, 2017 The NAV per Unit, Class 2, increased from $194.99 at December 31, 2016, to $202.90 at December 31, 2017. For Class 2a, the NAV per Unit increased from $169.05 at December 31, 2016, to $175.77 at December 31, 2017. For Class 3a, the NAV per Unit increased from $168.49 at December 31, 2016, to $175.18 at December 31, 2017. Total Class 1 subscriptions and redemptions for the twelve months were $34,027 and $18,609,588, respectively. Total Class 1AP subscriptions and redemptions for the twelve months were $0 and $100,085, respectively. Total Class 2 subscriptions and redemptions for the twelve months were $4,937 and $16,222,275, respectively. Total Class 2a subscriptions and redemptions for the twelve months were $123,835 and 126,954, respectively. Total Class 3a subscriptions and redemptions for the twelve months were $0 and $430,061, respectively. Ending capital at December 31, 2017, was $38,744,003 for Class 1, $601,247 for Class 1 AP, $6,977,027 for Class 2, $529,931 for Class 2a and $1,379,971 for Class 3a.

The Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Frontier Balanced Fund

Frontier Balanced Fund Class 1AP Major Advisors Performance
Q4 2017 and YTD
6.00%
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
Aspect Capital Limited
Beach Horizon
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Quantmetrics
Welton
Winton
Non-Major Advisors
Q4 2017
YTD

Frontier Balanced Fund Class 2 Major Advisors Performance
Q4 2017 and YTD
6.00%
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
Aspect Capital Limited
Beach Horizon
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Quantmetrics
Welton
Winton
Non-Major Advisors
Q4 2017
YTD

Frontier Balanced Fund Class 2A Major Advisors Performance
Q4 2017 and YTD
6.00%
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
Aspect Capital Limited
Beach Horizon
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Quantmetrics
Welton
Winton
Non-Major Advisors
Q4 2017
YTD

Frontier Balanced Fund Class 3A Major Advisors Performance
Q4 2017 and YTD
6.00%
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
Aspect Capital Limited
Beach Horizon
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Quantmetrics
Welton
Winton
Non-Major Advisors
Q4 2017
YTD

Two of the six sectors traded in the Frontier Balanced Fund were profitable in Q4 2017. Energies and Stock Indices were profitable while Metals, Currencies, Agriculturals and Interest Rates finished negative for the quarter.

The Energies and Stock Indices sectors were positive YTD while Metals, Currencies, Agriculturals and Interest Rates were negative YTD.

In terms of major CTA performance, Aspect, Beach Horizon, Fort, QIM, Welton and Winton finished positive for the quarter. Crabel, Emil Van Essen, H2O and Quantmetrics finished negative for the quarter. Emil Van Essen, Fort, H2O, QIM, Welton and Winton were positive YTD. Aspect, Beach Horizon, Crabel and Quantmetrics were negative YTD.

Frontier Select Fund

2017

The Frontier Select Fund – Class 1 NAV lost 4.03% for the twelve months ended December 31, 2017, net of fees and expenses; The Frontier Select Fund – Class 1AP NAV lost 1.13% for the twelve months ended December 31, 2017, net of fees and expenses; the Frontier Select Fund – Class 2 NAV lost 1.13% for the twelve months ended December 31, 2017, net of fees and expenses.

For the twelve months ended December 31, 2017, the Frontier Select Fund recorded net loss on investments of $643,472, net investment loss of $491,812, and total expenses of $491,812, resulting in a net decrease in owners’ capital from operations attributable to controlling interests of $709,734 after operations attributable to non-controlling interests of $425,550. The NAV per Unit, Class 1, decreased from $94.06 at December 31, 2016, to $90.27 as of December 31, 2017. The NAV per Unit, Class 1AP, decreased from $101.16 at December 31, 2016, to $100.02 as of December 31, 2017. The NAV per Unit, Class 2, decreased from $134.25 at December 31, 2016, to $132.73 as of December 31, 2017. Total Class 1 subscriptions and redemptions for the twelve months ended December 31, 2017, were $1,467 and $4,000,256, respectively. Total Class 1AP subscriptions and redemptions for the twelve months ended December 31, 2017, were $0 and $6,074, respectively. Total Class 2 subscriptions and redemptions for the twelve months ended December 31, 2017, were $98,345 and $563,859, respectively. Ending capital, at December 31, 2017, was $5,912,980 for Class 1, $ 23,354 for Class 1AP, and $865,594 for Class 2.

The Frontier Select Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, Hybrids, and Commodities sectors.

Sector Attribution for the Frontier Select Fund

Four of the six sectors traded in the Frontier Select Fund were profitable in Q4 2017. Metals, Energies, Interest Rates and Stock Indices were positive while, Currencies and Agriculturals were negative for the quarter.

Energies and Stock Indicies were positive YTD while Metals, Currencies, Agriculturals and Interest Rates were negative YTD.

In terms of major CTA performance Brevan Howard, Transtrend and Welton finished positive for the quarter. Welton finished the year positive while Brevan Howard and Transtrend finished the year negative.

Frontier Winton Fund

2017

The Frontier Winton Fund – Class 1 NAV gained 2.96% for the twelve months ended December 31, 2017, net of fees and expenses; The Frontier Winton Fund – Class 1AP NAV gained 6.18% for the twelve months ended December 31, 2017, net of fees and expenses; the Frontier Winton Fund – Class 2 NAV gained 2.62% for the twelve months ended December 31, 2017, net of fees and expenses.

For the twelve months ended December 31, 2017, the Frontier Winton Fund recorded net gain on investments of $3,726,928, net investment loss of $1,895,361, and total expenses of $1,951,194, resulting in a net increase in owners’ capital from operations attributable to controlling interests of $261,202 after operations attributable to non-controlling interests of $1,570,365. The NAV per Unit, Class 1, increased from $154.51 at December 31, 2016 to $159.08 as of December 31, 2017. The NAV per Unit, Class 1AP, increased from $166.17 at December 31, 2016 to $176.44 as of December 31, 2017. The NAV per Unit, Class 2, increased from $210.98 at December 31, 2016, to $216.50 as of December 31, 2017. Total Class 1 subscriptions for the year were $16,141 and redemptions were $7,287,300. Total Class 1AP subscriptions for the year were $0 and redemptions were $0. Total Class 2 subscriptions for the year were $267,829 and redemptions were $10,232,894. Ending capital, at December 31, 2017, was $13,102,614 for Class 1, $37,761 for Class 1AP, and $1,709,275 for Class 2.

The Frontier Winton Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Frontier Winton Fund

Frontier Winton Fund Class 1 Sector Attributions
Q4 2017 and YTD
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2017
YTD

Frontier Winton Fund Class 1AP Sector Attributions
Q4 2017 and YTD
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2017
YTD

Frontier Winton Fund Class 2 Sector Attributions
Q4 2017 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2017
YTD

All six of the six sectors traded in the Frontier Winton Fund were profitable in Q4 2017.

Agriculturals and Stock Indicies were positive YTD while Metals, Currencies, Energies, and Interest Rates were negative YTD.

Frontier Heritage Fund

2017

The Frontier Heritage Fund – Class 1 NAV gained 1.35% for the twelve months ended December 31, 2017, net of fees and expenses; The Frontier Heritage Fund – Class 1AP NAV gained 4.42% for the twelve months ended December 31, 2017, net of fees and expenses; the Frontier Heritage Fund – Class 2 NAV gained 4.42% for the twelve months ended December 31, 2017, net of fees and expenses. For the twelve months ended December 31, 2017, the Frontier Heritage Fund recorded net gain on investments of $320,576, net investment loss of $574,030, and total expenses of $574,030, resulting in a net decrease in owners’ capital from operations of $109,435, after non-controlling interest of $253,454. The NAV per Unit, Class 1, increased from $119.58 at December 31, 2016, to $121.19 as of December 31, 2017. The NAV per Unit, Class 1AP, increased from $128.60 at December 31, 2016, to $134.28 as of December 31, 2017. The NAV per Unit, Class 2, increased from $172.10 at December 31, 2016, to $179.70 as of December 31, 2017. Total Class 1 subscriptions and redemptions for the twelve months were $9,861 and $2,039,347, respectively. Total Class 1AP subscriptions and redemptions for the twelve months were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the twelve months were $24,575 and $1,940,301, respectively. Ending capital, at December 31, 2017, was $5,435,871 for Class 1, $6,083 for Class 1AP and $760,672 for Class 2.

The Frontier Heritage Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Frontier Heritage Fund

Four of the six sectors traded in the Frontier Heritage Fund were profitable in Q4 2017. Metals, Energies, Interest Rates and Stock Indicies were positive while Currencies and Agriculturals were negative for the quarter.

Energies and Stock Indices were positive YTD while Metals, Currencies, Agriculturals and Interest Rates were negative YTD.

In terms of major CTA performance, Brevan Howard Welton and Winton finished positive for the quarter, while Welton and Winton finished positive YTD and Brevan Howard finished negative YTD.

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

Frontier Diversified Fund

2016

The Frontier Diversified Fund – Class 1 NAV gained 0.79% for the twelve months ended December 31, 2016, net of fees and expenses; the Frontier Diversified Fund – Class 2 NAV gained 2.58% for the twelve months ended December 31, 2016 net of fees and expenses; the Frontier Diversified Fund – Class 3 NAV gained 2.84% for the twelve months ended December 31, 2016 net of fees and expenses. For the twelve months ended December 31, 2016 the Frontier Diversified Fund recorded a net gain on investments of $4,169,841, net investment income of $323,854, and total expenses of $3,330,405, resulting in a net increase in owners’ capital from operations attributable to controlling interests of $1,163,290. The NAV per Unit, Class 1, increased from $115.52 at December 31, 2015, to $116.43 as of December 31, 2016. The NAV per Unit, Class 2, increased from $129.60 at December 31, 2015, to $132.94 as of December 31, 2016. The NAV per Unit, Class 3, increased from $119.87 at December 31, 2015, to $123.27 as of December 31, 2016. Total Class 1 subscriptions and redemptions for the period were $560,094 and $7,446,278, respectively. Total Class 2 subscriptions and redemptions for the period were $8,879,067 and $6,038,305, respectively. Total Class 3 subscriptions and redemptions for the period were $6,329,267 and $2,690,710, respectively. Ending capital at December 31, 2016, is $5,189,420 for Class 1 and $38,231,581 for Class 2 and $13,050,390 for Class 3.

The Frontier Diversified Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Frontier Diversified Fund

Two of the six sectors traded in the Frontier Diversified Fund were profitable in Q4 2016. Stock Indices and Currencies were profitable while Interest Rates, Energies, Agriculturals, and Metals finished negative for the quarter.

The Stock Indices and Interest Rates sectors were positive year-to-date (“YTD”) while Metals, Currencies, Agriculturals and Energies were negative YTD.

In terms of major CTA performance, four of the ten major CTAs in the Frontier Diversified Fund were profitable in Q4 2016. Emil Van Essen, H2O, QIM and Quantmetrics finished positive for the quarter. Aspect, Chesapeake, Crabel, Fort, Quest, and Winton finished negative for the quarter. In terms of YTD performance Crabel, Emil Van Essen, and QIM are positive YTD while Aspect, Chesapeake, Fort, H2O, Quantmetrics, Quest, and Winton are negative YTD.

Frontier Long/Short Commodity Fund

2016

The Frontier Long/Short Commodity Fund – Class 2 NAV lost 2.09% for the twelve months ended December 31, 2016, net of fees and expenses; the Frontier Long/Short Commodity Fund – Class 3 NAV lost 1.01% for the twelve months ended December 31, 2016, net of fees and expenses; the Frontier Long/Short Commodity Fund – Class 1a NAV lost 2.09% for the twelve months ended December 31, 2016, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund – Class 2a NAV lost 0.49% for the twelve months ended December 31, 2016, net of fees and expenses; the Frontier Long/Short Commodity Fund – Class 3a NAV gained 0.60% for the twelve months ended December 31, 2016, net of fees and expenses.

For the twelve months ended December 31, 2016, the Frontier Long/Short Commodity Fund recorded net gain on investments of $483,619, net investment income of $21,855, and total expenses of $506,768, resulting in a net decrease in owners’ capital from operations attributable to controlling interests of $133,170 after operations attributable to non-controlling interests of $131,876. The NAV per Unit, Class 2, decreased from $132.10 at December 31, 2015, to $129.56 as of December 31, 2016. The NAV per Unit, Class 3, decreased from $132.14 at December 31, 2015, to $130.80 as of December 31, 2016. The NAV per Unit, Class 1a, decreased from $94.76 at December 31, 2015, to $92.78 as of December 31, 2016. The NAV per Unit, Class 2a, decreased from $106.19 at December 31, 2015, to $105.67 as of December 31, 2016. The NAV per Unit, Class 3a, increased from $106.86 at December 31, 2015, to $107.50 as of December 31, 2016. Total Class 2 subscriptions and redemptions for the twelve months were $0 and $167,296, respectively. Total Class 3 subscriptions and redemptions for the twelve months were $0 and $1,457,594, respectively. Total Class 1a subscriptions and redemptions for the twelve months were $0 and $2,078,012, respectively. Total Class 2a subscriptions and redemptions for the twelve months were $0 and $314,992, respectively. Total Class 3a subscriptions and redemptions for the twelve months were $534,064 and $210,324, respectively. Ending capital at December 31, 2016, is $808,137 for Class 2, $4,404,630 for Class 3, 1,913,059 for Class 1a, $962,925 for Class 2a and $1,174,183 for Class 3a.

The Frontier Long/Short Commodity Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors, although the majority of the exposure will typically be in the Energies, Metals, and Commodities sectors.

Sector Attribution for the Frontier Long/Short Commodity Fund

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
Total
Q4 2016
YTD

Equinox Frontier Long/Short Commodity Fund Class 3 Sector Attributions
Q4 2016 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q4 2016
YTD

Three of the seven sectors traded in the Frontier Long/Short Commodity Fund were profitable in Q4 2016. Energies, Softs, and Financials finished positive for the quarter while Base Metals, Meats, Grains, and Precious Metals finished negative for the quarter.

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

In terms of YTD performance, Emil Van Essen and Red Oak are positive YTD while Chesapeake, JE Moody, and Rosetta are negative YTD.

Frontier Masters Fund

2016

The Frontier Masters Fund – Class 1 NAV lost 0.06% for the twelve months ended December 31, 2016, net of fees and expenses, the Frontier Masters Fund – Class 2 NAV gained 1.72% for the twelve months ended December 31, 2016, net of fees and expenses, the Frontier Masters Fund – Class 3 NAV gained 1.97% for the twelve months ended December 31, 2016, net of fees and expenses.

For the twelve months ended December 31, 2016 the Frontier Masters Fund recorded a net gain on investments of $1,745,161, net investment income of $133,801, and total expenses of $1,386,826, resulting in a net increase in owners’ capital from operations attributable to controlling interests of $492,136. The NAV per Unit, Class 1, decreased from $112.87 at December 31, 2015, to $112.80 as of December 31, 2016. The NAV per Unit, Class 2, increased from $126.60 at December 31, 2015, to $128.78 as of December 31, 2016. The NAV per Unit, Class 3 increased from $117.57 at December 31, 2015 to $119.89 as of December 31, 2016. Total Class 1 subscriptions and redemptions for the twelve months were $125,188 and $3,203,465, respectively. Total Class 2 subscriptions and redemptions for the twelve months were $157,500 and $2,592,906, respectively. Total Class 3 subscriptions and redemptions for the twelve months were $1,835,158 and $2,472,603, respectively. Ending capital at December 31, 2016, is $5,361,626 for Class 1, $5,657,562 for Class 2 and $6,150,119 for Class 3.

The Frontier Masters Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, Hybrids, and Commodities sectors.

Sector Attribution for the Frontier Masters Fund

Two of the seven sectors traded in the Frontier Masters Fund were profitable in Q4 2016. Stock Indices and Hybrids were positive while, Metals, Currencies, Energies, Agriculturals, and Interest Rates were negative for the quarter.

Currencies, Energies, Interest Rates, Stock Indices, and Hybrids were positive for the year

In terms of major CTA performance, Chesapeake, Transtrend, and Winton finished negative for the quarter while Emil Van Essen was positive during the quarter. In terms of YTD performance, Emil Van Essen and Transtrend were positive while Chesapeake and Winton were negative YTD.

Frontier Balanced Fund

2016

The Frontier Balanced Fund – Class 1 NAV gained 5.29% for the twelve months ended December 31, 2016, net of fees and expenses; The Frontier Balanced Fund – Class 1AP NAV gained 8.52% for the twelve months ended December 31, 2016, net of fees and expenses; the Frontier Balanced Fund – Class 2 NAV gained 8.51% for the twelve months ended December 31, 2016, net of fees and expenses; the Frontier Balanced Fund – Class 2a NAV gained 9.15% for the twelve months ended December 31, 2016, net of fees and expenses; the Frontier Balanced Fund – Class 3a NAV gained 9.15% for the twelve months ended December 31, 2016, net of fees and expenses.

For the twelve months ended December 31, 2016, the Frontier Balanced Fund recorded net gain on investments of $10,486,586, net investment income of $96,270, and total expenses of $4,637,078, resulting in a net increase in owners’ capital from operations attributable to controlling interests of $5,297,666 after operations attributable to non- controlling interests of $648,112. The NAV per Unit, Class 1, increased from $128.03 at December 31, 2015, to $134.80 at December 31, 2016 The NAV per Unit, Class 1AP, increased from $133.59 at December 31, 2015, to $144.97 at December 31, 2016 The NAV per Unit, Class 2, increased from $179.69 at December 31, 2015, to $194.99 at December 31, 2016. For Class 2a, the NAV per Unit increased from $154.88 at December 31, 2015, to $169.05 at December 31, 2016. For Class 3a, the NAV per Unit increased from $154.37 at December 31, 2015, to $168.49 at December 31, 2016. Total Class 1 subscriptions and redemptions for the twelve months were $214,073 and $8,950,159, respectively. Total Class 1AP subscriptions and redemptions for the twelve months were $0 and $95,000, respectively. Total Class 2 subscriptions and redemptions for the twelve months were $19,471 and $2,180,977, respectively. Total Class 2a subscriptions and redemptions for the twelve months were $0 and $78,366, respectively. Total Class 3a subscriptions and redemptions for the twelve months were $0 and $897,320, respectively. Ending capital at December 31, 2016, was $56,955,371 for Class 1, $677,181 for Class 1 AP, $22,401,557 for Class 2, $516,256 for Class 2a and $1,749,006 for Class 3a.

The Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Frontier Balanced Fund

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
Non-Major Advisors
Q4 2016
YTD

Equinox Frontier Balanced Fund Class 3A Major Advisors Performance
Q4 2016 and YTD
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
Aspect Capital Limited
Beach Horizon
Brandywine
Cantab
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Quantmetrics
Winton
Non-Major Advisors
Q4 2016
YTD

Four of the six sectors traded in the Frontier Balanced Fund were profitable in Q4 2016. Currencies, Stock Indices Agricultures and Metals were profitable while Interest Rates and Energies finished negative for the quarter.

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

Frontier Select Fund

2016

The Frontier Select Fund – Class 1 NAV gained 4.11% for the twelve months ended December 31, 2016, net of fees and expenses; The Frontier Select Fund – Class 1AP NAV gained 7.30% for the twelve months ended December 31, 2016, net of fees and expenses; the Frontier Select Fund – Class 2 NAV gained 7.31% for the twelve months ended December 31, 2016, net of fees and expenses.

For the twelve months ended December 31, 2016, the Frontier Select Fund recorded net gain on investments of $2,398,954, net investment income of $1,025, and total expenses of $792,796, resulting in a net increase in Owners’ capital from operations attributable to controlling interests of $617,789 after operations attributable to non-controlling interests of $989,394. The NAV per Unit, Class 1, increased from $90.35 at December 31, 2015, to $94.06 as of December 31, 2016. The NAV per Unit, Class 1AP, increased from $94.28 at December 31, 2015, to $101.16 as of December 31, 2016. The NAV per Unit, Class 2, increased from $125.11 at December 31, 2015, to $134.25 as of December 31, 2016. Total Class 1 subscriptions and redemptions for the twelve months ended December 31, 2016, were $16,022 and $1,700,518, respectively. Total Class 1AP subscriptions and redemptions for the twelve months ended December 31, 2016, were $0 and $21,949, respectively. Total Class 2 subscriptions and redemptions for the twelve months ended December 31, 2016, were $0 and $25,360, respectively. Ending capital, at December 31, 2016, was $10,540,702 for Class 1, $ 29,897 for Class 1AP, and $1,411,440 for Class 2.

The Frontier Select Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, Hybrids, and Commodities sectors.

Sector Attribution for the Frontier Select Fund

Three of the seven sectors traded in the Frontier Select Fund were profitable in Q4 2016. Currencies, Metals, and Stock Indices were positive while, Energies, Agriculturals, Interest Rates, and Hybrids were negative for the quarter.

Currencies, Interest Rates, Stock Indices, and Hybrids were positive YTD while Metals, Energies, and Agriculturals were negative YTD.

In terms of major CTA performance Brevan Howard finished positive for the quarter. Brevan Howard and Transtrend finished the year positive.

Frontier Winton Fund

2016

The Frontier Winton Fund – Class 1 NAV lost 5.88% for the twelve months ended December 31, 2016, net of fees and expenses; The Frontier Winton Fund – Class 1AP NAV lost 3.00% for the twelve months ended December 31, 2016, net of fees and expenses; the Frontier Winton Fund – Class 2 NAV lost 3.00% for the twelve months ended December 31, 2016, net of fees and expenses.

For the twelve months ended December 31, 2016, the Frontier Winton Fund recorded net gain on investments of $1,071,349, net investment income of $7,717, and total expenses of $2,240,389, resulting in a net decrease in owners’ capital from operations attributable to controlling interests of $1,625,498 after operations attributable to non-controlling interests of $464,175. The NAV per Unit, Class 1, decreased from $164.17 at December 31, 2015 to $154.51 as of December 31, 2016. The NAV per Unit, Class 1AP, decreased from $171.31 at December 31, 2015 to $166.17 as of December 31, 2016. The NAV per Unit, Class 2, decreased from $217.51 at December 31, 2015, to $210.98 as of December 31, 2016. Total Class 1 subscriptions for the year were $159,082 and redemptions were $1,620,516. Total Class 1AP subscriptions for the year were $0 and redemptions were $0. Total Class 2 subscriptions for the year were $0 and redemptions were $88,086. Ending capital, at December 31, 2016, was $20,228,679 for Class 1, $35,380 for Class 1AP, and $11,446,113 for Class 2.

The Frontier Winton Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Frontier Winton Fund

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
Total
Q4 2016
YTD

Equinox Frontier Winton Fund Class 2 Sector Attributions
Q4 2016 and YTD
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2016
YTD

Two of the six sectors traded in the Frontier Winton Fund were profitable in Q4 2016. Currencies and Stock Indices were positive while Metals, Energies, Agriculturals, and Interest Rates were negative for the quarter.

Currencies and Interest Rates were positive YTD while Metals, Energies, Agriculturals, and Stock Indices were negative YTD.

Frontier Heritage Fund

2016

The Frontier Heritage Fund – Class 1 NAV lost 3.77% for the twelve months ended December 31, 2016, net of fees and expenses; The Frontier Heritage Fund – Class 1AP NAV lost 0.83% for the twelve months ended December 31, 2016, net of fees and expenses; the Frontier Heritage Fund – Class 2 NAV lost 0.83% for the twelve months ended December 31, 2016, net of fees and expenses. For the twelve months ended December 31, 2016, the Frontier Heritage Fund recorded net gain on investments of $524,782, net investment income of $1,430, and total expenses of $610,757, resulting in a net decrease in owners’ capital from operations of $301,637, after non-controlling interest of $217,092. The NAV per Unit, Class 1, decreased from $124.27 at December 31, 2015, to $119.58 as of December 31, 2016. The NAV per Unit, Class 1AP, decreased from $129.67 at December 31, 2015, to $128.60 as of December 31, 2016. The NAV per Unit, Class 2, decreased from $173.54 at December 31, 2015, to $172.10 as of December 31, 2016. Total Class 1 subscriptions and redemptions for the twelve months were $35,716 and $871,326, respectively. Total Class 1AP subscriptions and redemptions for the twelve months were $0 and $56,051, respectively. Total Class 2 subscriptions and redemptions for the twelve months were $0 and $90,031, respectively. Ending capital, at December 31, 2016, was $7,507,072 for Class 1, $5,826 for Class 1AP and $2,744,375 for Class 2.

The Frontier Heritage Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Frontier Heritage Fund

Two of the six sectors traded in the Frontier Heritage Fund were profitable in Q4 2016. Currencies and Stock Indices were positive while Metals, Energies, Agriculturals, and Interest Rates were negative for the quarter.

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

Frontier Diversified Fund

2015

The Frontier Diversified Fund– Class 1 NAV gained 2.15% for the twelve months ended December 31, 2015, net of fees and expenses; the Frontier Diversified Fund– Class 2 NAV gained 3.95% for the twelve months ended December 31, 2015 net of fees and expenses; the Frontier Diversified Fund-Class 3 NAV gained 4.21% for the twelve months ended December 31, 2015 net of fees and expenses. For the twelve months ended December 31, 2015 the Frontier Diversified Fund recorded a net gain on investments of $7,062,279, net investment income of $603,350, and total expenses of $4,859,068, resulting in a net increase in owners’ capital from operations of $2,585,692. The NAV per Unit, Class 1, increased from $113.09 at December 31, 2014, to $115.52 as of December 31, 2015. The NAV per Unit, Class 2, increased from $124.67 at December 31, 2014, to $129.60 as of December 31, 2015. The NAV per Unit, Class 3, increased from $115.03 at December 31, 2014 to $119.87 at December 31, 2015. Total Class 1 subscriptions and redemptions for the period were $1,849,550 and $10,085,317, respectively. Total Class 2 subscriptions and redemptions for the period were $4,193,326 and $6,595,532, respectively. Total Class 3 subscriptions and redemptions for the period were $6,490,334 and $2,875,045, respectively. Ending capital at December 31, 2015, was $11,814,234 for Class 1, $34,633,100 for Class 2 and $9,267,632 for Class 3.

The Frontier Diversified Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Frontier Diversified Fund

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
Winton
Q4 2015
YTD

Equinox Frontier Diversified Fund Class 3 Major Advisors Performance
Q4 2015 and YTD
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Brevan Howard
Chesapeake
Crabel
Doherty
Emil Van Essen
Fort LP (GC)
H2O
QIM
Quantmetrics
Quest Partners
Winton
Q4 2015
YTD

Two of the six sectors traded in the Frontier Diversified Fund were profitable in Q4 2015. Metals and Energies were profitable while Currencies, Energies, Interest Rates and Stock Indices finished negative for the quarter.

The Currencies sector was positive year-to-date (“YTD”) while Metals, Agriculturals, Interest Rates, Stock Indices and Energies were negative YTD.

In terms of major CTA performance, seven of the eleven major CTAs in the Frontier Diversified Fund were profitable in Q4 2015. Chesapeake, Crabel, Doherty, Emil Van Essen, H20, QIM and Winton finished positive for the quarter. Brevan Howard, Fort, Quantmetrics and Quest finished negative for the quarter. In terms of YTD performance Chesapeake, Doherty, Emil Van Essen, H20, QIM and Winton are positive YTD while Brevan Howard, Fort, Quatmetrics, Quest and Crabel are negative YTD.

Frontier Long/Short Commodity Fund

2015

The Frontier Long/Short Commodity Fund – Class 2 NAV lost 4.48% for the twelve months ended December 31, 2015, net of fees and expenses; the Frontier Long/Short Commodity Fund – Class 3 NAV lost 4.48% for the twelve months ended December 31, 2015, net of fees and expenses; the Frontier Long/Short Commodity Fund – Class 1a NAV lost 6.29% for the twelve months ended December 31, 2015, net of fees and expenses; the Frontier Long/Short Commodity Fund – Class 2a NAV lost 4.63% for the twelve months ended December 31, 2015, net of fees and expenses; the Frontier Long/Short Commodity Fund – Class 3a NAV lost 4.39% for the twelve months ended December 31, 2015, net of fees and expenses.

For the twelve months ended December 31, 2015, the Frontier Long/Short Commodity Fund recorded net loss on investments of $391,811, net investment income of $141,120, and total expenses of $1,207,403, resulting in a net decrease in owners’ capital from operations attributable to controlling interests of $1,458,094. The NAV per Unit, Class 2, decreased from $138.30 at December 31, 2014, to $132.10 as of December 31, 2015. The NAV per Unit, Class 3, decreased from $138.34 at December 31, 2014, to $132.14 as of December 31, 2015. The NAV per Unit, Class 1a, decreased from $101.12 at December 31, 2014, to $94.76 as of December 31, 2015. The NAV per Unit, Class 2a, decreased from $111.35 at December 31, 2014, to $106.19 as of December 31, 2015. The NAV per Unit, Class 3a, decreased from $111.77 at December 31, 2014, to $106.86 as of December 31, 2015. Total Class 2 subscriptions and redemptions for the twelve months were $0 and $226,318, respectively. Total Class 3 subscriptions and redemptions for the twelve months were $0 and $1,101,195, respectively. Total Class 1a subscriptions and redemptions for the twelve months were $67,800 and $1,587,283, respectively. Total Class 2a subscriptions and redemptions for the twelve months were $29,300 and $402,748, respectively. Total Class 3a subscriptions and redemptions for the twelve months were $415,099 and $167,791, respectively. Ending capital at December 31, 2015, was $993,600 for Class 2, $5,906,669 for Class 3, $4,053,754 for Class 1a, $1,287,665 for Class 2a and $851,163 for Class 3a.

The Frontier Long/Short Commodity Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors, although the majority of the exposure will typically be in the Energies, Metals, and Commodities sectors.

Sector Attribution for the Frontier Long/Short Commodity Fund

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
-20.00%
Q4 2015
YTD

Equinox Frontier Long/Short Commodity Fund Class 2A Major Advisors Performance
Q4 2015 and YTD
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Q4 2015
YTD

Two of the seven sectors traded in the Frontier Long/Short Commodity Fund were profitable in Q4 2015. Base Metals and Energies finished positive for the quarter while Meats, Grains, Precious Metals, Precious Metals, Financials and Softs finished negative for the quarter.

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

In terms of YTD performance, Chesapeake, Emil Van Essen and JE Moody are positive YTD while Abraham, Red Oak and Rosetta are negative YTD.

Frontier Masters Fund

2015

The Frontier Masters Fund – Class 1 NAV lost 3.21% for the twelve months ended December 31, 2015, net of fees and expenses; the Frontier Masters Fund – Class 2 NAV lost 1.50% for the twelve months ended December 31, 2015, net of fees and expenses, the Frontier Masters Fund – Class 3 NAV lost 1.25% for the twelve months ended December 31, 2015, net of fees and expenses.

For the twelve months ended December 31, 2015 the Frontier Masters Fund recorded a net gain on investments of $1,398,913, net investment income of $260,900, and total expenses of $2,122,056, resulting in a net decrease in owners’ capital from operations attributable to controlling interests of $462,243. The NAV per Unit, Class 1, decreased from $116.61 at December 31, 2014, to $112.87 as of December 31, 2015. The NAV per Unit, Class 2, decreased from $128.53 at December 31, 2014, to $126.60 as of December 31, 2015. The NAV per Unit, Class 3 decreased from $119.06 at December 31, 2014 to $117.57 as of December 31, 2015. Total Class 1 subscriptions and redemptions for the period were $2,092,649 and $5,299,823, respectively. Total Class 2 subscriptions and redemptions for the period were $174,300 and $1,041,711, respectively. Total Class 3 subscriptions and redemptions for the period were $3,820,000 and $2,162,727, respectively. Ending capital at December 31, 2015, was $8,323,800 for Class 1, $7,893,358 for Class 2 and $6,611,141 for Class 3.

The Frontier Masters Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Frontier Masters Fund

Two of the seven sectors traded in the Frontier Masters Fund were profitable in Q4 2015. Metals and Energies were positive while Currencies, Agriculturals, Interest Rates, Stock Indices and Hybrids were negative for the quarter.

Metals, Energies and Hybrids were positive for the year, while Currencies, Agriculturals, Interest Rates and Stock Indices were negative for the year.

In terms of major CTA performance, Chesapeake, Emil Van Essen, Transtrend and Winton were positive during the quarter. Chesapeake and Emil Van Essen were positive YTD while Transtrend and Winton were negative YTD.

Frontier Balanced Fund

2015

The Frontier Balanced Fund – Class 1 NAV lost 2.67% for the twelve months ended December 31, 2015, net of fees and expenses; the Frontier Balanced Fund – Class 1AP NAV gained 0.29% for the twelve months ended December 31, 2015, net of fees and expenses; the Frontier Balanced Fund – Class 2 NAV gained 0.30% for the twelve months ended December 31, 2015, net of fees and expenses; the Frontier Balanced Fund – Class 2a NAV gained 1.22% for the twelve months ended December 31, 2015, net of fees and expenses; the Frontier Balanced Fund – Class 3a NAV gained 1.21% for the twelve months ended December 31, 2015, net of fees and expenses.

For the twelve months ended December 31, 2015, the Frontier Balanced Fund recorded net gain on investments of $4,329,355, net investment income of $29,151, and total expenses of $5,591,382, resulting in a net decrease in owners’ capital from operations attributable to controlling interests of $1,492,595 after operations attributable to non- controlling interests of $259,719. The NAV per Unit, Class 1, decreased from $131.54 at December 31, 2014, to $128.03 at December 31, 2015. The NAV per Unit, Class 1AP, increased from $133.20 at December 31, 2014, to $133.59 at December 31, 2015. The NAV per Unit, Class 2, increased from $179.16 at December 31, 2014, to $179.69 at December 31, 2015. For Class 2a, the NAV per Unit increased from $153.02 at December 31, 2014, to $154.88 at December 31, 2015. For Class 3a, the NAV per Unit increased from $152.52 at December 31, 2014, to $154.37 at December 31, 2015. Total Class 1 subscriptions and redemptions for the twelve months were $215,189 and $8,249,954, respectively. Total Class 1AP subscriptions and redemptions for the twelve months were $1,457 and $39,001, respectively. Total Class 2 subscriptions and redemptions for the twelve months were $19,235 and $982,356, respectively. Total Class 2a redemptions for the twelve month period were $60,850. There were no Class 2a subscriptions. Total Class 3a redemptions for the period were $127,078. There were no Class 3 subscriptions. Ending capital at December 31, 2015, was $62,563,337 for Class 1, $714,747 for Class 1AP, $22,708,408 for Class 2, $548,070 for Class 2a and $2,435,421 for Class 3a.

The Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Frontier Balanced Fund

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
Total
Q4 2015
YTD

Equinox Frontier Balanced Fund Class 2A Sector Attributions
Q4 2015 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2015
YTD

Two of the six sectors traded in the Frontier Balanced Fund were profitable in Q4 2015. Currencies and Energies were profitable while Metals, Agriculturals, Interest Rates and Stock Indices finished negative for the quarter.

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

Frontier Select Fund

2015

The Frontier Select Fund – Class 1 NAV lost 5.50% for the twelve months ended December 31, 2015, net of fees and expenses; the Frontier Select Fund – Class 1AP NAV lost 2.62% for the twelve months ended December 31, 2015, net of fees and expenses. The Frontier Select Fund – Class 2 NAV lost 2.62% for the twelve months ended December 31, 2015, net of fees and expenses.

For the twelve months ended December 31, 2015, the Frontier Select Fund recorded net gain on investments of $272,917, net investment income of $0, and total expenses of $968,941, resulting in a net decrease in owners’ capital from operations of $730,624. The NAV per Unit, Class 1, decreased from $95.61 at December 31, 2014, to $90.35 as of December 31, 2015. The NAV per Unit, Class 1AP, decreased from $96.82 at December 31, 2014, to $94.28 as of December 31, 2015. The NAV per Unit, Class 2, decreased from $128.48 at December 31, 2014, to $125.11 as of December 31, 2014. Total Class 1 subscriptions and redemptions for the twelve months ended December 31, 2015, were $18,418 and $1,275,096, respectively. Total Class 1AP subscriptions and redemptions for the twelve months ended December 31, 2015, were $930 and $0, respectively. Total Class 2 redemptions for the twelve months ended December 31, 2015, were $187,051. There were no Class 2 subscriptions. Ending capital at December 31, 2015, was $11,710,517 for Class 1, $47,365 for Class 1AP and $1,338,173 for Class 2.

The Frontier Select Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Frontier Select Fund

Two of the seven sectors traded in the Frontier Select Fund were profitable in Q4 2015. Metals and Energies were positive while Agriculturals, Currencies, Interest Rates, Hybrids and Stock Indices were negative for the quarter.

Currencies, Energies and Metals were positive YTD while Agriculturals, Interest Rates, Hybrids and Stock Indices were negative YTD.

In terms of major CTA performance Brevan Howard and Transtrend finished negative for the quarter, while Brevan Howard finished positive YTD and Transtrend finished negative YTD.

Frontier Winton Fund

2015

The Frontier Winton Fund – Class 1 NAV lost 6.70% for the twelve months ended December 31, 2015, net of fees and expenses; the Frontier Winton Fund – Class 1AP NAV lost 3.86% for the twelve months ended December 31, 2015, net of fees and expenses the Frontier Winton Fund – Class 2 NAV lost 3.85% for the twelve months ended December 31, 2015, net of fees and expenses.

For the twelve months ended December 31, 2015, the Frontier Winton Fund recorded net gain on investments of $1,380,625, net investment income of $28, and total expenses of $2,967,166, resulting in a net decrease in owners’ capital from operations of $2,160,638. The NAV per Unit, Class 1, decreased from $175.95 at December 31, 2014 to $164.17 as of December 31, 2015. The NAV per Unit, Class 1AP, decreased from $178.18 at December 31, 2014 to $171.31 as of December 31, 2015. The NAV per Unit, Class 2, decreased from $226.23 at December 31, 2014, to $217.51 as of December 31, 2015. Total Class 1 subscriptions for the year were $175,616 and redemptions were $2,337,287. There were no Class 1AP subscriptions or redemptions for 2015. Total Class 2 redemptions for the year were $787,381. There were no Class 2 subscriptions. Ending capital at December 31, 2015, was $23,022,800 for Class 1, $36,576 for Class 1AP and $11,882,167 for Class 2.

The Frontier Winton Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Frontier Winton Fund

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
Total
Q4 2015
YTD

Equinox Frontier Winton Fund Class 2 Sector Attributions
Q4 2015 and YTD
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2015
YTD

Two of the six sectors traded in the Frontier Winton Fund were profitable in Q4 2015. Currencies and Energies were positive while Metals, Agriculturals, Interest Rates and Stock Indices were negative for the quarter.

Metals, Energies and Interest Rates were positive YTD while Currencies, Agriculturals and Stock Indices were negative YTD.

Frontier Heritage Fund

2015

The Frontier Heritage Fund – Class 1 NAV lost 4.61% for the twelve months ended December 31, 2015, net of fees and expenses; the Frontier Heritage Fund – Class 1AP NAV lost 1.71% for the twelve months ended December 31, 2015, net of fees and expenses. the Frontier Heritage Fund – Class 2 NAV lost 1.71% for the twelve months ended December 31, 2015, net of fees and expenses. For the twelve months ended December 31, 2015, the Frontier Heritage Fund recorded net gain on investments of $555,165, net investment income of $1, and total expenses of $797,550, resulting in a net decrease in owners’ capital from operations of $450,548, after non-controlling interest of $208,163. The NAV per Unit, Class 1, decreased from $130.28 at December 31, 2014, to $124.27 as of December 31, 2015. The NAV per Unit, Class 1AP, decreased from $131.93 at December 31, 2014, to $129.67 as of December 31, 2015. The NAV per Unit, Class 2, decreased from $176.56 at December 31, 2014, to $173.54 as of December 31, 2015. Total Class 1 subscriptions and redemptions for the twelve months were $41,712 and $766,234, respectively. Total Class 1AP subscriptions for the twelve months were $1,288. There were no redemptions for Class 1AP. Total Class 2 redemptions for the twelve months were $312,995. There were no subscriptions for Class 2. Ending capital at December 31, 2015, was $8,628,726 for Class 1, $58,523 for Class 1AP and $2,853,353 for Class 2.

The Frontier Heritage Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Frontier Heritage Fund

Two of the six sectors traded in the Frontier Heritage Fund were profitable in Q4 2015. Metals and Energies were positive while Currencies, Agriculturals, Interest Rates and Stock Indices were negative for the quarter.

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

Value at Risk by Market Sectors

The following tables present the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of December 31, 2017 and 2016. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Frontier Diversified Fund:

	December 31, 2017		December 31, 2016
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$6,395,053	29.79%	$54,560	0.10%
Currencies	63,093	0.29%	6,695,287	11.86%
Stock Indices	34,558	0.16%	136,448	0.24%
Metals	218,878	1.02%	76,463	0.14%
Agriculturals/Softs	14,196	0.07%	56,026	0.10%
Energy	66,604	0.31%	34,416	0.06%
Total:	$6,792,381	31.64%	$7,053,199	12.49%

Frontier Long/Short Commodity Fund:

	December 31, 2017		December 31, 2016
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$397,039	9.33%	$(3,667)	-0.04%
Currencies	—	0.00%	4,103,478	44.30%
Stock Indices	—	0.00%	(4,847)	-0.05%
Metals	—	0.00%	(1,394)	-0.02%
Agriculturals/Softs	—	0.00%	(82)	0.00%
Energy	—	0.00%	(2,483)	-0.03%
Total:	$397,039	33.86%	$4,091,005	33.86%

Frontier Masters Fund:

	December 31, 2017		December 31, 2016
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$10,512	0.09%	$147,424	0.86%
Currencies	35,692	0.30%	846,815	4.93%
Stock Indices	19,550	0.16%	162,087	0.94%
Metals	123,822	1.04%	132,588	0.77%
Agriculturals/Softs	8,031	0.07%	80,299	0.47%
Energy	37,679	0.32%	102,721	0.60%
Total:	$235,286	3.38%	$1,471,933	3.38%

Frontier Balanced Fund:

	December 31, 2017		December 31, 2016
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$11,368,274	23.64%	$111,080	0.13%
Currencies	167,215	0.35%	16,050,306	19.50%
Stock Indices	51,406	0.11%	251,376	0.31%
Metals	462,467	0.96%	203,879	0.25%
Agriculturals/Softs	70,758	0.15%	310,953	0.38%
Energy	222,766	0.46%	59,842	0.07%
Total:	$12,342,887	25.67%	$16,987,436	20.64%

Frontier Select Fund:

	December 31, 2017		December 31, 2016
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$1,500,264	22.06%	$142,902	0.89%
Currencies	—	0.00%	3,767,631	23.44%
Stock Indices	—	0.00%	108,220	0.67%
Metals	—	0.00%	106,501	0.66%
Agriculturals/Softs	—	0.00%	56,513	0.35%
Energy	—	0.00%	101,803	0.63%
Total:	$1,500,264	22.06%	$4,283,571	26.65%

Frontier Winton Fund:

	December 31, 2017		December 31, 2016
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$61,564	0.41%	$181,898	0.45%
Currencies	209,040	1.40%	2,203,203	5.42%
Stock Indices	114,498	0.77%	496,922	1.22%
Metals	725,189	4.85%	291,318	0.72%
Agriculturals/Softs	47,034	0.31%	222,576	0.55%
Energy	220,673	1.48%	113,092	0.28%
Total:	$1,377,999	9.22%	$3,509,009	8.63%

Frontier Heritage Fund:

	December 31, 2017		December 31, 2016
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$1,606,116	23.68%	$35,111	0.34%
Currencies	40,791	0.60%	3,730,499	36.37%
Stock Indices	22,343	0.33%	91,176	0.89%
Metals	141,511	2.09%	52,124	0.51%
Agriculturals/Softs	9,178	0.14%	38,923	0.38%
Energy	43,061	0.63%	22,016	0.21%
Total:	$1,863,001	27.47%	$3,969,848	38.70%

As of December 31, 2017, a portion of the assets of the Frontier Balanced Fund, Frontier Diversified Fund, Frontier Long/Short Commodity Fund, Frontier Select Fund and Frontier Heritage Fund are invested in swap contracts (Please refer to Note 4 in the Series Financial Statements). Margin information is not available for these contracts therefore no value at risk calculations were included in the table for these investments.

Value at Risk: Foreign Markets

The following table presents the portion of trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of December 31, 2017 and 2016, on foreign markets. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Frontier Diversified Fund

	December 31, 2017		December 31, 2016
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$20,044	0.09%	$35,331	0.06%
Currencies	29,397	0.14%	6,213,135	11.00%
Stock Indices	29,331	0.14%	107,207	0.19%
Metals	—	0.00%	—	0.00%
Agriculturals/Softs	3,343	0.02%	6,155	0.01%
Total:	$83,811	0.39%	$6,361,828	11.27%

Frontier Long/Short Commodity Fund

	December 31, 2017		December 31, 2016
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$—	0.00%	$(3,398)	-0.04%
Currencies	—	0.00%	4,105,061	44.32%
Stock Indices	—	0.00%	(4,548)	-0.05%
Metals	—	0.00%	—	0.00%
Agriculturals/Softs	—	0.00%	—	0.00%
Total:	$—	0.00%	$4,097,115	44.23%

Frontier Masters Fund

	December 31, 2017		December 31, 2016
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$11,339	0.09%	$107,034	0.62%
Currencies	16,630	0.14%	116,702	0.68%
Stock Indices	16,593	0.14%	109,865	0.64%
Metals	—	0.00%	35,070	0.20%
Agriculturals/Softs	1,891	0.02%	12,297	0.07%
Energy	960	0.01%	5,981	0.03%
Total:	$47,413	0.40%	$386,949	2.25%

Frontier Balanced Fund:

	December 31, 2017		December 31, 2016
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$57,304	0.12%	$84,522	0.10%
Currencies	43,214	0.09%	14,167,369	17.21%
Stock Indices	54,910	0.11%	181,960	0.22%
Metals	—	0.00%	93,238	0.11%
Agriculturals/Softs	17,823	0.04%	62,286	0.08%
Energy	2,495	0.01%	10,780	0.01%
Total:	$175,746	0.37%	$14,600,154	17.74%

Frontier Select Fund:

	December 31, 2017		December 31, 2016
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$—	0.00%	$108,091	0.67%
Currencies	—	0.00%	3,234,059	20.12%
Stock Indices	—	0.00%	66,205	0.41%
Metals	—	0.00%	40,789	0.25%
Agriculturals/Softs	—	0.00%	10,232	0.06%
Energy	—	0.00%	6,957	0.04%
Total:	$—	0.00%	$3,466,333	21.56%

Frontier Winton Fund:

	December 31, 2017		December 31, 2016
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$66,410	0.44%	$107,843	0.27%
Currencies	97,397	0.65%	296,219	0.73%
Stock Indices	97,179	0.65%	383,250	0.94%
Metals	—	0.00%	—	0.00%
Agriculturals/Softs	11,075	0.07%	24,539	0.06%
Energy	5,623	0.04%	—	0.00%
Total:	$277,684	1.86%	$811,850	2.00%

Frontier Heritage Fund:

	December 31, 2017		December 31, 2016
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$12,959	0.19%	$21,939	0.21%
Currencies	19,006	0.28%	3,396,210	33.11%
Stock Indices	18,963	0.28%	71,061	0.69%
Metals	—	0.00%	—	0.00%
Agriculturals/Softs	2,161	0.03%	4,283	0.04%
Energy	1,097	0.02%	—	0.00%
Total:	$54,186	0.80%	$3,493,493	34.06%

As of December 31, 2017, a portion of the assets of the Frontier Balanced Fund, Frontier Diversified Fund, Frontier Long/Short Commodity Fund, Frontier Select Fund and Frontier Heritage Fund are invested in swap contracts (Please refer to Note 4 in the Series Financial Statements). Margin information is not available for these contracts therefore no value at risk calculations were included in the table for these investments.

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of December 31, 2017, by market sector.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chief Executive Officer and Principal Financial Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), for the Trust and each Series as of December 31, 2017 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon our evaluation, the Chief Executive Officer and Principal Financial Officer of the Managing Owner concluded that, as of the Evaluation Date, the disclosure controls and procedures for the Trust and each Series were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust and each Series required to be included in the Trust’s periodic SEC filings.

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

Management assessed the effectiveness of the internal control over financial reporting for the Trust and each Series as of December 31, 2017, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 report entitled Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2017, the internal control over financial reporting for the Trust and each Series is effective based on the criteria established in the 2013 Internal Control-Integrated Framework.

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

Changes in Internal Control Over Financial Reporting.

There were changes in the Trust’s internal control over financial reporting for the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting as a result of a change in the Managing Owner.

Scope of Exhibit 31 Certifications

The certifications of the Chief Executive Officer and the Principal Financial Officer of the Managing Owner as of December 31, 2017 and as of April 2, 2018  (the date of this filing) are included as Exhibits 31.1 and 31.2, respectively, to this Form 10-K apply not only to the Trust as a whole but also to each Series individually.

Item 9B.	OTHER INFORMATION.

None.

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Trust has no directors or executive officers and also does not have any employees. Frontier Fund Management LLC serves as the Managing Owner. The Managing Owner was incorporated in Delaware in November, 2016. The Managing Owner has delegated its commodity pool operator responsibilities to Wakefield Advisors LLC pursuant to the Commodity Pool Operator Delegation Agreement between the Managing Owner and Wakefield Advisors LLC, which has been registered with the CFTC as a commodity pool operator since January 7, 2013, and has been a member of the NFA since that date. Under the Commodity Pool Operator Delegation Agreement, Wakefield does not receive any fees or remuneration from the Managing Owner in connection with the performance of its obligations thereunder. The Commodity Pool Operator Delegation Agreement is effective until terminated by either the Managing Owner or Wakefield, or until Wakefield is no longer registered as a CPO (unless excluded or exempt from CPO registration under the CEA). The Managing Owner remains jointly and severally liable with Wakefield Advisors LLC for violations of the CEA and CPO Regulations. However, Wakefield Advisors LLC will indemnify the Managing Owner from and against any and all loss, liability, damage, penalty, fine, cost, and expense (including attorneys’, accountants’, experts’, and other professionals’ fees and expenses incurred in investigation or defense of any and all demands, claims, actions, suits, or arbitrations) actually and reasonably incurred by the Managing Owner, based upon, arising out of or from, or in any way in connection with, any act, activity, conduct, performance, omission, or non-performance by the Wakefield Advisors LLC of any of its functions as CPO or which violates the CEA or CPO Regulations in connection with its functions as CPO.

Principals of the Managing Owner and Wakefield

The current officers and directors of the Managing Owner and Wakefield are as follows:

Patrick J. Kane

Chairman and Director, Wakefield Advisors, LLC

Chairman and Chief Financial Officer, Frontier Fund Management LLC

Patrick Kane has served as Chairman of Wakefield since co-founding the firm in January 2012. The firm serves as Investment Advisor to the Wakefield family of mutual funds sponsored and launched on the Wakefield Alternative Series Trust platform which is registered under the Investment Company Act of 1940, as amended, and organized as a Delaware statutory trust. Prior to co-founding the adviser, Mr. Kane was the head of alternative investments at Oppenheimer Asset Management until June 2011, overseeing approximately $3 billion in hedge funds and private equity investments. Mr. Kane joined Oppenheimer in 2001 as a senior member of the fund of hedge funds team. Mr. Kane has worked in the alternative investments industry since 1989. Prior to joining Oppenheimer in 2001, Mr. Kane worked for Dunbar Capital Management, a boutique fund of funds manager. Mr. Kane previously worked for Brandywine Asset Management, an alternative investment firm in Thornton, PA. At Brandywine, he was the Director of Trading, responsible for all trading on the managed futures and statistical arbitrage market-neutral equity hedge funds. Before that, he worked for Tricon Investments, an energy focused hedge fund, based in Somerset, NJ. Mr. Kane is also a member of the investment subcommittee that serves the University of Scranton endowment. Mr. Kane holds a Bachelor of Science in Accounting from the University of Scranton.

Patrick F. Hart III

Chief Executive Officer, President and Director, Wakefield Advisors, LLC

Chief Executive Officer, Frontier Fund Management LLC

Patrick F. Hart III co-founded and is President and Chief Executive Officer of Wakefield where he has been registered as a principal and associated person since December 2012 and January 2013 respectively. He also serves as the firm’s Chief Compliance Officer. Mr. Hart has been involved in the alternative investment industry for over thirty years, having specialized in the design, implementation and management of structured hedge fund and managed futures products for private and institutional clients worldwide. Mr. Hart is also the Chief Executive Officer and President of Three Palms, LLC (est. June 2003). Further, he is founder, Chief Executive Officer and Managing Partner of Hart Financial Group, LLC, a registered commodity pool operator, where he has been registered as an associated person and listed as a principal since August 1998.

Previous affiliations of Mr. Hart include PyxisGFS, which he co-founded in October 2010. Pyxis provided administration, accounting and reporting services to alternative investment managers and funds. Northfield Trading, LP where he was listed as a principal and registered as an associated person of the trading advisor from March 2007 to December 2014. From June 2009 through October 2013 Mr. Hart was listed as a principal, and from July 2009 through October 2013 he was registered as an associated person, with the trading advisory firm Strategic Capital Management, LLC. At the same firm’s affiliated commodity pool operator, Strategic Fund Management, he was listed as a principal from July 2009 through May 2013 and registered as an associated person from August 2009 through May 2013. Mr. Hart was also listed as a principal of the commodity trading advisor, Seven Trust Global Advisors, LLC, from January 2007 to March 2011 and registered as an associated person from April 2007 through March 2011. At the same firm’s affiliated commodity pool operator, CTP Fund Management, LLC, he was listed as a principal from January 2008 to June 2011 and registered as an associated person from April 2008 through June 2011.

Mr. Hart served nine years on the Introducing Broker Advisory Committee of the National Futures Association, or NFA. Additionally, he has served periodically on the NFA Arbitration and Nominating Committees since 1988. Mr. Hart has been a frequent guest speaker at international conferences and symposiums on the topic of alternative investment strategies. Moreover, Mr. Hart has contributed to numerous articles in leading investment publications and is a contributing author to the “Handbook of Managed Futures—Performance, Evaluation and Analysis” (McGraw-Hill 1997). Mr. Hart received a B.S. in Economics from Colorado State University in 1983. Mr. Hart is registered with Foreside Fund Services, LLC which is not affiliated with Wakefield or its affiliates. He holds FINRA Series 7, 63, and the CFTC/NFA Series 3 registrations.

Michael B. Egan II

Executive Vice-President, Wakefield Advisors, LLC

Secretary, Frontier Fund Management LLC

Michael B. Egan II has served as Executive Vice President of Wakefield since its founding in 2011. Mr. Egan brings more than 26 years of alternative investment experience with a focus on commodity trading advisor research and multi-advisor portfolio construction. As a member of Wakefield’s portfolio management team, Mr. Egan is involved in day-to-day portfolio and risk management for all of Wakefield’s funds’ offerings as well as the development and structuring of new products. In addition, Mr. Egan has also served as Research Director of Three Palms, LLC since its founding in June 2003. He also serves as President of Hart Financial Group, LLC, a registered Commodity Pool Operator, where he has been registered as a principal since April 2015 and associated person since May 2006. Mr. Egan was also registered as an associated person of the Commodity Trading Advisor Seven Trust Global Advisors, LLC from July 2008 through March 2011. From January 1991 through April 2009, Mr. Egan was the Director of Research for Hart Asset Management Group, Inc. (formerly Hart-Bornhoft Group, Inc.), a registered Commodity Pool Operator and Commodity Trading Advisor and was listed as a principal from December 1998 through April 2009. Mr. Egan received a Bachelor of Science Degree in Finance from Colorado State University in 1990 and he is licensed with the NFA and CFTC and holds a Series 3 certification.

Garrett W. Phillips

Chief Operations Officer, Wakefield Advisors, LLC

Chief Financial Officer and Treasurer, Frontier Fund Management LLC

Garrett W. Phillips joined Wakefield as the Chief Operations Officer in October 2016. At Wakefield, Mr. Phillips manages day to day activities of the firm including corporate financial operations and reporting, client fund operations, vendor management and product structuring. He has also worked as the Chief Executive Officer for the investment fund servicing business, Pyxis Global Financial Services, which he co-founded in 2010. At Pyxis, he managed a team that provided administrative and accounting services for clients that are investment advisors, mutual funds and hedge funds. Prior to Wakefield and PyxisGFS, Mr. Phillips was an Operations Manager for the investment management group of Legent Bank & Trust (as Legent Clearing Corp.), a correspondent broker/dealer providing clearing and settlement services to small and medium-size independent broker/dealers. Mr. Phillips studied accounting and economics at the University of Colorado, holds FINRA Series 7, Series 24 and Series 66 securities licenses and has worked in the accounting field since 1996. His most recent experience is in alternative investments, investment fund operations and fund administration. Mr. Phillips is registered with Foreside Fund Services, LLC which is not affiliated with Wakefield or its affiliates.

On January 31, 2018, Garrett W. Phillips resigned as the Chief Financial Officer and Treasurer of the Managing Owner, and as the Chief Operations Officer of Wakefield.

In connection with the resignation of Mr. Phillips, Patrick J. Kane was appointed as the Chief Financial Officer of the Managing Owner, effective as of January 31, 2018.

Executive Committee of the Managing Owner

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

Audit Committee Financial Expert

The Trust does not have a board of directors but instead is operated and managed by the Managing Owner. The Executive Committee of the Managing Owner has created an audit committee of the Trust consisting of all of the Executive Committee’s members. The Executive Committee of the Managing Owner, in its capacity as the audit committee for the Trust, has determined that Patrick Kane, the Chairman of the Managing Owner, qualifies as an “audit committee financial expert” in accordance with the applicable rules and regulations of the SEC. Mr. Kane is not independent of management.

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

The Trust has no directors or officers. Its affairs are managed solely by the Managing Owner, which receives compensation for its services from the Trust, as follows:

Management Fees

Each Series of Units pays to the Managing Owner a monthly management fee equal to a certain percentage of the assets in Trading Companies attributable to such Series’ (including notional assets), calculated on a daily basis. In addition, the Managing Owner receives a monthly management equal to a certain percentage of the assets in the Galaxy Plus entities attributable to such Series’ (including notional assets), calculated on a monthly basis. For both assets in Trading Companies and in Galaxy Plus entities, the annual rate of the management fee is: 0.5% for the Frontier Balanced Fund Class 1, Class 2 and Class 3; 1.0% for the Frontier Balanced Fund Class 1AP, Class 2a and Class 3a; 0.75% for the Frontier Diversified Fund; 2.0% for the Frontier Masters Fund and Frontier Winton Fund; 2.5% for the Frontier Heritage Fund and Frontier Select Fund; and 3.5% for the Frontier Long/Short Commodity Fund Class 1, Class 2 and Class 3; 2.0% for the Frontier Long/Short Commodity Fund Class 1a, Class 2a and Class 3a. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) for each Series. As of the date of this report, for a Series that has invested in a swap, the Managing Owner or Trading Advisor(s) do not receive any management fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. As of December 31, 2017, the management fee embedded in (i) swaps owned by Frontier Diversified Fund was 1.00% per annum, (ii) swaps owned by Frontier Balanced Fund was 1.00% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 1.50% per annum, and (iv) swaps owned by Frontier Heritage Fund was 1.00% per annum and the Managing Owner has waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded management fee was accrued on the relevant notional amount of the swap.

Incentive Fees

Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated in the Trading Companies by such Series, monthly or quarterly. In addition, the Managing Owner receives a quarterly incentive fee of a certain percentage of new net trading profits generated in the Galaxy Plus entities that have been allocated to the Series. Because the Frontier Diversified Fund, Frontier Masters Fund, Frontier Balanced Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Long/Short Commodity Fund may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period these Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Frontier Diversified Fund and Frontier Balanced Fund and 20% for the Frontier Masters Fund, Frontier Winton Fund, Frontier Heritage Fund, Frontier Select Fund and Frontier Long/Short Commodity Fund. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series. As of the date of this report, for a Series that has invested in a swap, the Managing Owner or Trading Advisor(s) do not receive any incentive fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. As of December 31, 2017, the range of incentive fees embedded in (i) swaps owned by Frontier Diversified Fund was 20-25% per annum, (ii) swaps owned by Frontier Balanced Fund was 20-25% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 25% per annum, and (iv) swaps owned by Frontier Heritage Fund was 15% per annum, and the Managing Owner has waived the entire incentive fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded incentive fee was accrued based on the net new trading profits of the swap.

Interest Income

Aggregate interest income from all sources, including U.S. Treasury Securities assets net of premiums and cash held at clearing brokers, of up to the first 2% (annualized) of average net assets less any fair market value related to swaps is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2), Frontier Winton Fund, Frontier Select Fund, and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a, Class 3a only), Frontier Masters Fund and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 20% of the total interest allocated to each Series was paid to the Managing Owner from January 1, 2016 through April 28, 2016;  thereafter 100% of the interest is retained by the respective Series.

Other Fees

From January 1, 2016 through October 23, 2016, the Frontier Balanced Fund, Frontier Select Fund, Frontier Winton Fund and Frontier Heritage Fund (collectively, the “Closed Series”) paid to the Managing Owner a trading fee, or FCM Fee, of up to 0.75% per annum of such Series’ NAV, calculated daily; thereafter each of the Closed Series pays to the Managing Owner a FCM Fee of up to 2.25% per annum of notional assets allocated to the trading advisors, including through investments in commodity pools available on the Galaxy Plus Platform, and any reference programs of the applicable Series. From January 1, 2016 through April 28, 2016, the Frontier Diversified Fund, Frontier Long/Short Commodity Fund and Frontier Masters Fund (collectively, the “Open Series”) paid to the Managing Owner a FCM Fee of up to 2.25% per annum and a custodial/due diligence fee of 0.12% per annum of such Series’ NAV, calculated daily; thereafter each of such Open Series pays to the Managing Owner a FCM Fee of up to 2.25% per annum of notional assets allocated to the trading advisors, including through investments in commodity pools available on the Galaxy Plus Platform, and a custodial/due diligence fee of 0.12% per annum of such Series’ NAV, calculated daily. Also, monthly service fees of up to 3.0% and 2.0% per annum of the NAV, calculated daily, are paid to the Managing Owner for the Closed Series and the Open Series, respectively. The Managing Owner pays the service fees to selling agents to assist in the making of offers and sales of Units and provide customary ongoing services including advising Limited Owners. To the extent that an affiliate of the Managing Owner provides such services, it may receive service fees in proportion to the valuation of its clients’ accounts.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The Trust has no officers or directors. Its affairs are managed solely by the Managing Owner. Set forth in the table below is information regarding the beneficial ownership of Units of the principals of the Managing Owner as of December 31, 2017:

Frontier Fund Management, LLC*:

		Percentage Ownership
Series/Class of Units	Units Owned	of Each Class
Frontier Diversified Fund– Class 2	25	0.04%
Frontier Diversified Fund– Class 3	1,696	2.24%
Frontier Long/Short Commodity Fund – Class 2	104	4.65%
Frontier Long/Short Commodity Fund – Class 2a	364	7.70%
Frontier Long/Short Commodity Fund – Class 3a	18	0.18%
Frontier Masters Fund – Class 2	655	2.36%
Frontier Masters Fund – Class 3	275	0.51%
Frontier Balanced Fund – Class 2	729	2.12%
Frontier Balanced Fund – Class 2a	1,926	63.88%
Frontier Select Fund – Class 2	530	8.13%
Frontier Winton Fund – Class 2	709	9.13%
Frontier Heritage Fund – Class 2	377	8.91%

*	The Managing Owner is required to maintain at least a 1% interest in the aggregate capital as well as in certain series, profits and losses of the Trust. The Managing Owner’s interest of $1,159,984 in the aggregate capital of the Trust of $114.343.340 at December 31, 2017 is 1.01%.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

The following table sets forth the fees billed to Frontier Fund Management LLC, the Managing Owner of the Trust, for professional services provided by RSM US LLP, the Trust’s independent registered public accounting firm, for the years ended December 31, 2017 and 2016. In accordance with the prospectus of the Trust, the Managing Owner has agreed to pay all costs of the Trust, and the Trust therefore bears no direct obligation to its independent registered public accounting firm.

FEE CATEGORY	2017	2016
Audit Fees(1)	$267,000	$359,875
Audit-Related Fees(2)	$0	$0
Tax Fees(3)	$0	$0
All Other Fees(4)	$0	$0
TOTAL FEES	$267,000	$359,875

(1)	Audit Fees consist of fees for professional services rendered for the audit of the Trust’s financial statements and review of financial statements included in the Trust’s quarterly reports, as well as services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.
(2)	Audit-Related Fees consist of fees for assurance and related services by RSM US LLP that are reasonably related to the performance of the audit or review of the Trust’s financial statements and are not reported under “Audit Fees,” above.
(3)	Tax Fees consist of fees for professional services rendered for tax compliance, tax advice and tax planning.
(4)	All Other Fees consist of any fees not otherwise reported in this table

The Managing Owner approved all the services provided by RSM US LLP to the Trust described above. The Managing Owner has determined that the payments made to RSM US LLP for these services during 2017 and 2016 are compatible with maintaining that firm’s independence. The Managing Owner pre-approves all audit and allowed non-audit services of the Trust’s independent registered public accounting firm, including all engagement fees and terms.

Part IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) and (2)	The response to these portions of Item 15 is submitted as a separate section of this report commencing on page F-1.

(a)(3)	Exhibits (numbered in accordance with Item 601 of Regulation S-K).

1.1	Form of selling agent Agreement among the Registrant, Frontier Fund Management, LLC and the selling agents****

1.2	Form of Amendment Agreement among the Registrant, Frontier Fund Management, LLC and the selling agents**

1.3	Form of Amendment Agreement among the Registrant, Frontier Fund Management, LLC and the selling agents***

1.4	Form of Amendment Agreement among the Registrant, Frontier Fund Management, LLC and the selling agents***

1.5	Form of Amendment Agreement among the Registrant, Frontier Fund Management, LLC and the selling agents****

1.6	Form of Amendment Agreement among the Registrant, Frontier Fund Management, LLC and the selling agents****

4.1	Restated Declaration of Trust and Second Amended and Restated Trust and Trust Agreement of the Registrant +++

4.11	First Amendment to Second Amended and Restated Trust and Trust Agreement of the Registrant++++

4.2	Form of Subscription Agreement (annexed to the Prospectus as Exhibit B)****

4.3	Form of Exchange Request (annexed to the Prospectus as Exhibit C)****

4.4	Form of Request for Redemption (annexed to the Prospectus as Exhibit D)****

4.5	Form of Request for Additional Subscription (annexed to the Prospectus as Exhibit E)****

4.6	Form of Application for Transfer of Ownership / Re-registration Form (annexed to the Prospectus as Exhibit F)****

4.7	Form of Privacy Notice (annexed to the Prospectus as Exhibit G)****

10.2	Form of Brokerage Agreement between each Trading Company and UBS Securities LLC*

10.21	Form of Brokerage Agreement between each Trading Company and Banc of America Futures Incorporated*

10.22	Form of Brokerage Agreement between the Managing Owner, acting as agent on behalf of certain Trading Companies, and Deutsche Bank AG London**

10.23	Form of Brokerage Agreement between each Trading Company and Man Financial Inc. ***

10.24	Form of Amendment Agreement between the Managing Owner, acting as agent on behalf of certain Trading Companies, and Deutsche Bank AG London***

10.25	Form of Brokerage Agreement between each Trading Company and Fimat USA, LLC****

10.3	Form of Advisory Agreement among the Registrant, the Trading Company, Frontier Fund Management LLC, and each Trading Advisor****

10.32	Form of License Agreement among Jefferies Financial Products, LLC, Reuters America LLC, the Registrant and Frontier Fund Management LLC***

10.33	Form of License Agreement among Jefferies Financial Products, the Registrant and Frontier Fund Management LLC***

10.34	Form of Guaranty made by Jefferies Group, Inc. in favor of Frontier Trading Company VIII, LLC***

10.35	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Currency Series of the Registrant***

10.37	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Frontier Balanced Fund of the Registrant+

10.4	Form of Cash Management Agreement between Frontier Fund Management LLC and Merrill Lynch**

10.41	Form of Cash Management Agreement between Frontier Fund Management LLC and STW Fixed Income Management Ltd.***

10.5	Form of single-member limited liability company operating agreement governing each Trading Company***

10.6	Form of Platform Agreement among Galaxy Plus Fund LLC, Gemini Alternative Funds, LLC and the Trust#

10.7	Form of Fund Services Agreement between the Trust and Gemini Fund Services, LLC##

10.8	Form of Administrative Services Agreement between Gemini Hedge Fund Services, LLC and the Managing Owner###

21.1	Subsidiaries of Registrant. (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.3	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.4	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.5	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.6	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.7	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.8	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

99.1	Prospectus of Frontier Funds ++

101.INS^	XBRL Instance Document

101.SCH^	XBRL Taxonomy Extension Schema

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase

101.DEF^	XBRL Taxonomy Extension Definition Linkbase

101.LAB^	XBRL Taxonomy Extension Label Linkbase

101.PRE^	XBRL Taxonomy Extension Presentation Linkbase

*	Previously filed as like-numbered exhibit to the initial filing or the first, second, third or fourth pre-effective amendment or the first or second post-effective amendment to Registration Statement No. 333-108397 and incorporated by reference herein.
**	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first or second post-effective amendment to Registration Statement No. 333-119596 and incorporated by reference herein.
***	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first post-effective amendment to Registration Statement No. 333-129701 and incorporated by reference herein.
****	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first post-effective amendment to Registration Statement No. 333-140240 and incorporated by reference herein.
+	Previously filed as like-numbered exhibit on Form 10-Q for the period ended June 30, 2008.
++	Previously filed on May 2, 2016 pursuant to Rule 424(b)(3) of the Securities Act (File No. 333-210313).
+++	Previously filed as Exhibit 3.2 on Form 8-K, filed on December 11, 2013.
++++	Previously filed as Exhibit 4.1 on Form 8-K, filed on March 10, 2017.
#	Previously filed as Exhibit 10.1 on Form 8-K, filed on October 19, 2016.
##	Previously filed as Exhibit 10.2 on Form 8-K, filed on October 19, 2016.
###	Previously filed as Exhibit 10.3 on Form 8-K, filed on October 19, 2016.

^	Submitted electronically herewith.

(1)	These financial statements represent the consolidated financial statements of the Series of the Trust.
(2)	The Trust holds a majority of the equity interests in the various Trading Companies, which are the trading vehicles established for the various Series of Units of the Trust. In the financial statements of the Trust, Trading Companies in which a Series has a majority equity interest are consolidated by such Series, and investments in Trading Companies in which a Series does not have a controlling or majority interest are accounted for under the equity method of accounting, which approximates fair value and are carried in the statement of financial condition of such Series at fair value. In addition, financial statements of each of the unconsolidated Trading Companies are included in accordance with Rule 3-09 of Regulation S-X under the Securities Act of 1933, as amended. . Inclusion of these financial statements may or may not be required pursuant to Rule 3-09 of Regulation S-X under the Securities Act of 1933, financial statements of each consolidated Trading Company of the Trust are also included in the interest of providing a more complete presentation.
(3)	Financial statements of each of the Galaxy Plus entities are included in accordance with Rule 3-09 of Regulation S-X under the Securities Act of 1933, as amended. Inclusion of these financial statements may or may not be required pursuant to Rule 3-09 of Regulation S-X under the Securities Act of 1933, financial statements of the Galaxy Plus entities are also included in the interest of providing a more complete presentation.

Report of Independent Registered Public Accounting Firm

To the Unitholders and the Executive Committee of the Frontier Funds

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of Frontier Diversified Fund, Frontier Long/Short Commodity Fund, Frontier Masters Fund, Frontier Balanced Fund, Frontier Select Fund, Frontier Winton Fund, and Frontier Heritage Fund, each a separate series of the Frontier Funds (collectively, the Series) as of December 31, 2017 and 2016, the related statements of operations, changes in owners equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Series as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Series’ management. Our responsibility is to express an opinion on the Series’ financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Series are not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Series’ internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2017, by correspondence with the custodians, brokers and underlying fund advisers. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as auditor of the Frontier Funds Trust since 2005.

Denver, Colorado
April 2, 2018

The Series of Frontier Funds
Statements of Financial Condition
December 31, 2017 and December 31, 2016

	Frontier		Frontier		Frontier
	Diversified Fund		Masters Fund		Long/Short Commodity Fund
	12/31/2017	12/31/2016	12/31/2017	12/31/2016	12/31/2017	12/31/2016

ASSETS

Cash and cash equivalents	$189,890	$674,227	$411,695	$546,509	$152,200	$—
U.S. Treasury securities, at fair value	767,049	6,525,280	1,663,014	4,313,843	614,803	—
Incentive fees receivable	—	—	—	—	57,082	—
Swap contracts, at fair value	6,376,472	8,637,847	—	—	397,039	4,220,468
Investments in private investment companies, at fair value	14,501,510	38,845,974	8,407,168	5,653,708	3,018,571	6,715,142
Investments in unconsolidated trading companies, at fair value	2,225,210	4,201,628	1,501,142	6,678,106	121,510	—
Interest receivable	15,127	121,792	32,798	80,516	12,125	—
Receivable from related parties	—	231,671	—	153,157	—	87,670
Other assets	—	—	2,973	—	5,122	—

Total Assets	$24,075,258	$59,238,419	$12,018,790	$17,425,839	$4,378,452	$11,023,280

LIABILITIES & CAPITAL

LIABILITIES
Owner redemptions payable	$—	$61,482	$—	$131,841	$—	$5,738
Incentive fees payable to Managing Owner	12,847	—	—	—	—	—
Management fees payable to Managing Owner	4,049	23,496	8,949	50,174	—	—
Interest payable to Managing Owner	—	—	—	—	103	—
Service fees payable to Managing Owner	3,614	15,193	3,570	9,037	172	3,542
Trading fees payable to Managing Owner	61,188	147,183	49,131	57,890	9,125	23,478
Payables to related parties	—	—	—	—	—	1,603,124
Advance on unrealized Swap Appreciation	2,500,000	2,500,000	—	—	115,000	115,000
Other liabilities	26,873	19,674	—	7,590	—	6,871

Total Liabilities	2,608,571	2,767,028	61,650	256,532	124,400	1,757,753

CAPITAL
Managing Owner - Class 2	3,361	460,196	87,344	336,691	11,999	299,889
Managing Owner - Class 2a	—	—	—	—	34,112	234,742
Managing Owner - Class 3	213,164	33,899	34,209	32,970	—	—
Managing Owner - Class 3a	—	—	—	—	1,759	11,715
Limited Owner - Class 1	2,332,222	5,189,420	2,913,542	5,361,626	—	—
Limited Owner - Class 1a	—	—	—	—	107,619	1,913,595
Limited Owner - Class 2	9,629,385	37,771,385	3,451,256	5,320,871	246,901	508,474
Limited Owner - Class 2a	—	—	—	—	408,532	728,453
Limited Owner - Class 3	9,288,555	13,016,491	5,470,789	6,117,149	2,472,994	4,405,863
Limited Owner - Class 3a	—	—	—	—	970,136	1,162,796

Total Owners’ Capital	21,466,687	56,471,391	11,957,140	17,169,307	4,254,052	9,265,527

Non-Controlling Interests	—	—	—	—	—	—

Total Capital	21,466,687	56,471,391	11,957,140	17,169,307	4,254,052	9,265,527

Total Liabilities and Capital	$24,075,258	$59,238,419	$12,018,790	$17,425,839	$4,378,452	$11,023,280

Units Outstanding
Class 1	20,035	44,569	25,393	47,531	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	1,323	20,628
Class 2	71,254	287,586	26,553	43,933	2,236	6,240
Class 2a	N/A	N/A	N/A	N/A	4,730	9,115
Class 3	75,601	105,869	44,254	51,297	20,354	33,685
Class 3a	N/A	N/A	N/A	N/A	9,918	10,925

Net Asset Value per Unit
Class 1	$116.41	$116.43	$114.74	$112.80	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	$81.35	$92.78
Class 2	$135.19	$132.94	$133.27	$128.78	$115.81	$129.56
Class 2a	N/A	N/A	N/A	N/A	$93.59	$105.67
Class 3	$125.68	$123.27	$124.40	$119.89	$121.50	$130.80
Class 3a	N/A	N/A	N/A	N/A	$97.99	$107.50

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Financial Condition
December 31, 2017 and December 31, 2016

	Frontier Balanced Fund		Frontier Select Fund
	12/31/2017	12/31/2016	12/31/2017	12/31/2016
ASSETS

Cash and cash equivalents	$164,332	$1,083,579	$114,973	$432,021
U.S. Treasury securities, at fair value	663,808	9,770,117	464,427	2,912,611
Receivable from futures commission merchants	7,458,096	6,647,098	—	8,208,218
Open trade equity, at fair value	178,552	237,661	—	686,022
Swap contracts, at fair value	11,340,959	18,939,450	—	—
Investments in private investment companies, at fair value	30,501,895	45,305,273	5,579,229	—
Investments in unconsolidated trading companies, at fair value	3,178,176	5,965,331	670,863	3,910,866
Interest receivable	13,092	182,355	9,160	54,363
Due from Managing Owner	184,106	—	—
Receivable from related parties	—	346,875	—	103,407

Total Assets	$53,683,016	$88,477,739	$6,838,652	$16,307,508

LIABILITIES & CAPITAL

LIABILITIES
Owner redemptions payable	$76,772	$780,970	$—	$134,579
Incentive fees payable to Managing Owner	40,189	—	—	—
Management fees payable to Managing Owner	11,465	25,217	—	21,219
Interest payable to Managing Owner	2,528	21,606	1,358	3,518
Service fees payable to Managing Owner	88,149	129,956	14,743	25,966
Trading fees payable to Managing Owner	140,868	203,324	14,898	18,129
Risk analysis fees payable	8,886	1,155	—	2,303
Advance on unrealized Swap Appreciation	4,926,555	4,926,555	—	—
Other liabilities	155,425	89,585	5,725	11,939

Total Liabilities	5,450,837	6,178,368	36,724	217,653

CAPITAL
Managing Owner - Class 2	147,888	530,387	70,295	9,397
Managing Owner - Class 2a	338,655	209,112	—	—
Limited Owner - Class 1	38,744,003	56,955,371	5,912,980	10,540,702
Limited Owner - Class 1AP	601,247	677,181	23,354	29,897
Limited Owner - Class 2	6,829,139	21,871,170	795,299	1,402,043
Limited Owner - Class 2a	191,276	307,144	—	—
Limited Owner - Class 3a	1,379,971	1,749,006	—	—

Total Owners’ Capital	48,232,179	82,299,371	6,801,928	11,982,039

Non-Controlling Interests	—	—	—	4,107,816

Total Capital	48,232,179	82,299,371	6,801,928	16,089,855

Total Liabilities and Capital	$53,683,016	$88,477,739	$6,838,652	$16,307,508

Units Outstanding
Class 1	284,956	422,529	65,502	112,059
Class 1AP	3,993	4,671	233	296
Class 2	34,386	114,886	6,521	10,514
Class 2a	3,015	3,054	N/A	N/A
Class 3a	7,877	10,380	N/A	N/A

Net Asset Value per Unit
Class 1	$135.96	$134.80	$90.27	$94.06
Class 1AP	$150.56	$144.97	$100.02	$101.16
Class 2	$202.90	$194.99	$132.73	$134.25
Class 2a	$175.77	$169.05	N/A	N/A
Class 3a	$175.18	$168.49	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Financial Condition
December 31, 2017 and December 31, 2016

	Frontier Winton Fund		Frontier Heritage Fund
	12/31/2017	12/31/2016	12/31/2017	12/31/2016
ASSETS

Cash and cash equivalents	$1,403,125	$1,628,208	$259,161	$382,499
U.S. Treasury securities, at fair value	5,667,825	15,533,863	1,046,861	3,701,890
Receivable from futures commission merchants	—	17,996,697	—	—
Open trade equity, at fair value	—	1,222,524	—	—
Investments in private investment companies, at fair value	—	—	2,772,993	—
Investments in unconsolidated trading companies, at fair value	7,987,575	4,072,450	1,546,974	2,744,640
Swap contracts, at fair value	—	—	3,094,367	8,391,414
Interest receivable	111,781	—	20,647	—
Receivable from related parties	58,146	289,933	—	69,095
Other assets	—	551,508	—	131,430
		—		—
Total Assets	$15,228,452	$41,295,183	$8,741,003	$15,420,968

LIABILITIES & CAPITAL

LIABILITIES
Owner redemptions payable	$—	$23,162	$—	$—
Management fees payable to Managing Owner	53,039	256,824	13,471	56,501
Interest payable to Managing Owner	20,992	30,730	2,608	7,420
Service fees payable to Managing Owner	26,714	39,370	11,483	16,457
Trading fees payable to Managing Owner	43,573	55,142	15,703	17,953
Risk analysis fees payable	—	12,215	—	—
Advance on unrealized Swap Appreciation	—	—	1,900,000	1,900,000
Due to Managing Owner	152,219	—	—	—
Other liabilities	82,265	2,880	16,038	18,085

Total Liabilities	378,802	420,323	1,959,303	2,016,416

CAPITAL
Managing Owner - Class 2	153,552	43,553	63,646	73,660
Limited Owner - Class 1	13,102,614	20,284,935	5,435,871	7,507,072
Limited Owner - Class 1AP	37,761	35,478	6,083	5,826
Limited Owner - Class 2	1,555,723	11,402,560	697,026	2,670,715

Total Owners’ Capital	14,849,650	31,766,526	6,202,626	10,257,273

Non-Controlling Interests	—	9,108,334	579,074	3,147,279

Total Capital	14,849,650	40,874,860	6,781,700	13,404,552

Total Liabilities and Capital	$15,228,452	$41,295,183	$8,741,003	$15,420,968

Units Outstanding
Class 1	82,367	131,283	44,855	62,779
Class 1AP	214	214	45	45
Class 2	7,895	54,251	4,233	15,946

Net Asset Value per Unit
Class 1	$159.08	$154.51	$121.19	$119.58
Class 1AP	$176.44	$166.17	$134.28	$128.60
Class 2	$216.50	$210.98	$179.70	$172.10

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Condensed Schedule of Investments
December 31, 2017

		Frontier		Frontier		Frontier
		Diversified Fund		Masters Fund		Long/Short Commodity Fund
		Fair	% of Total Capital	Fair	% of Total Capital	Fair	% of Total Capital
Description		Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)
SWAPS (1)
	Frontier XXXV Diversified select swap (U.S.)	$6,376,472	29.70%	$—	—	$—	—
	Frontier XXXVII L/S select swap (U.S.)	—	—	—	—	397,039	9.33%
	Total Swaps	$6,376,472	29.70%	$—	—	$397,039	9.33%

PRIVATE INVESTMENT COMPANIES (3)
	Galaxy Plus Fund - Chesapeake Feeder Fund (518)	$484,742	2.26%	$967,528	8.09%	$322,105	7.57%
	Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	1,447,461	6.74%	1,588,149	13.28%	576,154	13.54%
	Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	1,253,230	5.84%	—	—	—	—
	Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	1,713,788	7.98%	—	—	—	—
	Galaxy Plus Fund - QIM Feeder Fund (526) LLC	2,203,960	10.27%	—	—	—	—
	Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	2,067,025	9.63%	—	—	—	—
	Galaxy Plus Fund - Quest Feeder Fund (517) LLC	379,664	1.77%	—	—	—	—
	Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	479,522	2.23%	—	—	—	—
	Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	4,343,060	20.23%	3,203,382	26.79%	1,024,222	24.08%
	Galaxy Plus Fund - TT Feeder Fund (531) LLC	—	0.00%	2,648,109	22.15%	—	—
	Galaxy Plus Fund - LRR Feeder Fund (522) LLC	129,058	0.60%	—	—	1,096,090	25.77%
	Total Private Investment Companies	$14,501,510	67.54%	$8,407,168	70.31%	$3,018,571	70.96%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (3)
	Frontier Trading Company XXXVIII, LLC	$151,600	0.71%	$328,679	2.75%	$121,510	2.86%
	Frontier Trading Company II, LLC	2,073,610	9.66%	1,172,463	9.81%	—	—
	Total Investment in Unconsolidated Trading Companies	$2,225,210	10.37%	$1,501,142	12.55%	$121,510	2.86%

		Fair Value		Fair Value		Fair Value
U.S. TREASURY SECURITIES (2)
FACE VALUE
$9,000,000	US Treasury Note 6.875% due 08/15/2025 (Cost $12,218,715)	$767,049	3.57%	$1,663,014	13.91%	$614,803	14.45%
		$767,049	3.57%	$1,663,014	13.91%	$614,803	14.45%

		Face Value		Face Value		Face Value
Additional Disclosure on U.S. Treasury Securities
	US Treasury Note 6.875% due 08/15/2025 (2)	$582,555		$1,263,017		$466,927
		$582,555		$1,263,017		$466,927

		Cost		Cost		Cost
Additional Disclosure on U.S. Treasury Securities
	US Treasury Note 6.875% due 08/15/2025 (2)	$774,221		$1,678,562		$620,551
		$774,221		$1,678,562		$620,551

(1)	See Note 4 to the Financial Statements.
(2)	See Note 2 to the Financial Statements.
(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Condensed Schedule of Investments
December 31, 2017

Frontier	Frontier
Balanced Fund	Select Fund
Fair	% of Total Capital	Fair	% of Total Capital
Description	Value	(Net Asset Value)	Value	(Net Asset Value)
LONG FUTURES CONTRACTS*
Various base metals futures contracts (U.S.)	$61,371	0.13%	$—	0.00%
Various energy futures contracts (U.S.)	96,294	0.20%	—	0.00%
Various interest rates futures contracts (Europe)	3,733	0.01%	—	0.00%
Various interest rates futures contracts (Far East)	(1,776)	0.00%	—	0.00%
Various interest rates futures contracts (Oceanic)	(15,653)	-0.03%	—	0.00%
Various soft futures contract (U.S.)	31,613	0.07%	—	0.00%
Various stock index futures contracts (Canada)	4,274	0.01%	—	0.00%
Various stock index futures contracts (Europe)	(237)	0.00%	—	0.00%
Various stock index futures contracts (Far East)	5,757	0.01%	—	0.00%
Various stock index futures contracts (Oceanic)	(1,525)	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	604	0.00%	—	0.00%
Total Long Futures Contracts	$184,455	0.39%	$—	0.00%
SHORT FUTURES CONTRACTS*
Various base metals futures contracts (U.S.)	$(66,901)	-0.14%	$—	—
Various currency futures contracts (U.S.)	40,897	0.08%	—	0.00%
Various energy futures contracts (U.S.)	(28,561)	-0.06%	—	0.00%
Various interest rates futures contracts (Canada)	(5,167)	-0.01%	—	0.00%
Various interest rates futures contracts (Oceanic)	1,509	0.00%	—	0.00%
Various precious metal futures contracts (U.S.)	(12,435)	-0.03%	—	0.00%
Various soft futures contract (U.S.)	18,277	0.04%	—	0.00%
Various soft futures contracts (Europe)	12,909	0.03%	—	0.00%
Total Short Futures Contracts	$(39,472)	-0.09%	$—	0.00%
CURRENCY FORWARDS*
Various currency forwards contracts (NA)	$33,569	0.07%	$—	0.00%
Total Currency Forwards	$33,569	0.07%	$—	0.00%
Total Open Trade Equity (Deficit)	$178,552	0.37%	$—	0.00%
SWAP (1)
Frontier XXXIV Balanced select swap (U.S.)	$11,340,959	23.51%	$—	—
Total Swap	$11,340,959	23.51%	$—	—

PRIVATE INVESTMENT COMPANIES (3)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	$2,896,099	6.00%	$—	—
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	1,439,828	2.99%	—	—
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	2,506,740	5.20%	—	—
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	5,809,539	12.04%	—	—
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	4,403,708	9.13%	—	—
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	4,137,638	8.58%	—	—
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	258,329	0.54%	—	—
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	8,670,031	17.98%	3,032,072	44.58%
Galaxy Plus Fund - TT Feeder Fund (531) LLC	—	0.00%	2,547,157	37.45%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	379,983	0.79%	—	—
Total Private Investment Companies	$30,501,895	63.23%	$5,579,229	82.02%

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
Frontier Trading Company II, LLC	$3,046,981	6.32%	$—	—
Frontier Trading Company XXXVIII, LLC	131,195	0.27%	91,790	1.35%
Frontier Trading Company XXXIX, LLC	—	—	579,073	8.51%
Total Investment in Unconsolidated Trading Companies	$3,178,176	6.60%	$670,863	9.87%

Fair Value	Fair Value
U.S. TREASURY SECURITIES (2)
FACE VALUE
$9,000,000	US Treasury Note 6.875% due 08/15/2025 (Cost $12,218,715)	663,808	1.38%	464,427	6.83%
$663,808	1.38%	$464,427	6.83%

Face Value	Face Value
Additional Disclosure on U.S. Treasury Securities
US Treasury Note 6.875% due 08/15/2025 (2)	$504,145	$352,721
$504,145	$352,721

Cost	Cost
Additional Disclosure on U.S. Treasury Securities
US Treasury Note 6.875% due 08/15/2025 (2)	$670,014	$468,769
$670,014	$468,769

*	Except for those items disclosed, no individual futures, or forwards position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Note 4 to the Financial Statements.
(2)	See Note 2 to the Financial Statements.
(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Condensed Schedule of Investments
December 31, 2017

Frontier	Frontier
Winton Fund	Heritage Fund
Fair	% of Total Capital	Fair	% of Total Capital
Description	Value	(Net Asset Value)	Value	(Net Asset Value)
SWAP (1)
Frontier Brevan Howard swap (U.S.)	$—	—	$3,094,367	45.63%
Total Swap	$—	—	$3,094,367	45.63%

PRIVATE INVESTMENT COMPANIES (3)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	$—	—	$2,772,993	40.89%
Total Private Investment Companies	$—	—	$2,772,993	40.89%

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
Frontier Trading Company II, LLC	$6,867,383	46.25%	$1,340,071	19.76%
Frontier Trading Company XXXVIII, LLC	1,120,192	7.54%	206,903	3.05%
Total Investment in Unconsolidated Trading Companies	$7,987,575	53.79%	$1,546,974	22.81%

Fair Value	Fair Value
U.S. TREASURY SECURITIES (2)
FACE VALUE
$9,000,000	US Treasury Note 6.875% due 08/15/2025 (Cost $12,218,715)	$5,667,825	38.17%	$1,046,861	15.44%
$5,667,825	38.17%	$1,046,861	15.44%

Face Value	Face Value
Additional Disclosure on U.S. Treasury Securities
US Treasury Note 6.875% due 08/15/2025 (2)	$4,304,570	$795,065
$4,304,570	$795,065

Cost	Cost
Additional Disclosure on U.S. Treasury Securities
US Treasury Note 6.875% due 08/15/2025 (2)	$5,720,817	$1,056,649
$5,720,817	$1,056,649

*	Except for those items disclosed, no individual futures, or forwards contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Note 4 to the Financial Statements.
(2)	See Note 2 to the Financial Statements.
(3)	See Note 5 to the Financial Statements.

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

The Series of Frontier Funds
Statements of Operations
For the Years Ended December 31, 2017, 2016 and 2015

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund

	12/31/2017	12/31/2016	12/31/2015	12/31/2017	12/31/2016	12/31/2015	12/31/2017	12/31/2016	12/31/2015

Investment income:
Interest - net	$97,701	$323,854	$603,350	$79,881	$133,801	$260,900	$—	$21,855	$141,120

Total Income	97,701	323,854	603,350	79,881	133,801	260,900	—	21,855	141,120

Expenses:
Incentive Fees (rebate)	(50,661)	1,144,159	2,068,435	—	245,244	618,626	(57,082)	46,931	322,090
Management Fees	69,478	503,844	983,948	184,365	452,071	696,963	—	201,423	532,836
Service Fees - Class 1	132,465	247,399	412,335	89,344	151,627	226,790	13,672	66,889	109,284
Trading Fees	1,347,386	1,435,003	1,394,350	672,227	537,884	579,677	234,923	191,525	243,193

Total Expenses	1,498,668	3,330,405	4,859,068	945,936	1,386,826	2,122,056	191,513	506,768	1,207,403

Investment (loss) - net	(1,400,967)	(3,006,551)	(4,255,718)	(866,055)	(1,253,025)	(1,861,156)	(191,513)	(484,913)	(1,066,283)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	—	—	8,599,684	—	—	—	—	(90,214)	—
Net unrealized gain/(loss) on private investment companies	812,254	80,689	—	794,590	78,993	—	(246,722)	(216,197)	—
Net realized gain/(loss) on private investment companies	1,870,541	277,315	—	482,146	73,108	—	(106,289)	13,263	—
Net change in open trade equity/(deficit)	—	—	450,401	—	—	—	—	693,263	—
Net unrealized gain/(loss) on swap contracts	(47,375)	(48,002)	2,115,441	—	—	—	26,621	(111,960)	(300,633)
Net realized gain/(loss) on U.S. Treasury securities	65,391	1,794,297	270,582	88,761	483,811	111,668	21,587	103,299	46,795
Net unrealized gain/(loss) on U.S. Treasury securities	152,150	(990,689)	(516,327)	(70,651)	(227,159)	(198,693)	(10,631)	193,551	(204,014)
Trading commissions	—	(62)	(443,692)	—	—	—	—	(1,085)	—
Change in fair value of investments in unconsolidated trading companies	160,009	3,056,293	841,908	(217,851)	1,336,408	1,485,938	83,337	(100,301)	66,041

Net gain/(loss) on investments	3,012,970	4,169,841	11,317,997	1,076,995	1,745,161	1,398,913	(232,097)	483,619	(391,811)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	1,612,003	1,163,290	7,062,279	210,940	492,136	(462,243)	(423,610)	(1,294)	(1,458,094)

Less: Operations attributable to non-controlling interests	—	—	4,476,587	—	—	—	—	131,876	—

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$1,612,003	$1,163,290	$2,585,692	$210,940	$492,136	$(462,243)	$(423,610)	$(133,170)	$(1,458,094)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(0.02)	$0.91	$2.43	$1.94	$(0.07)	$(3.74)	N/A	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	N/A	N/A	$(11.43)	$(1.98)	$(6.36)
Class 2	$2.25	$3.34	$4.93	$4.49	$2.18	$(1.93)	$(13.75)	$(2.54)	$(6.20)
Class 2a	N/A	N/A	N/A	N/A	N/A	N/A	$(12.08)	$(0.52)	$(5.16)
Class 3	$2.41	$3.40	$4.84	$4.51	$2.32	$(1.49)	$(9.30)	$(1.34)	$(6.20)
Class 3a	N/A	N/A	N/A	N/A	N/A	N/A	$(9.51)	$0.64	$(4.91)

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds
Statements of Operations
For the Years Ended December 31, 2017, 2016 and 2015

	Frontier Balanced Fund			Frontier Select Fund

	12/31/2017	12/31/2016	12/31/2015	12/31/2017	12/31/2016	12/31/2015

Investment income:
Interest - net	$22,063	$96,270	$29,151	$—	$1,025	$—

Total Income	22,063	96,270	29,151	—	1,025	—

Expenses:
Incentive Fees (rebate)	40,189	1,395,151	1,707,167	—	41,072	158,971
Management Fees	107,368	494,734	1,029,988	84,734	271,176	304,539
Risk analysis Fees	10,265	4,844	—	9,681	14,228	—
Service Fees - Class 1	1,409,337	1,833,220	2,113,776	220,938	351,053	395,169
Trading Fees	2,058,870	909,129	740,451	176,459	115,267	110,262

Total Expenses	3,626,029	4,637,078	5,591,382	491,812	792,796	968,941

Investment (loss) - net	(3,603,966)	(4,540,808)	(5,562,231)	(491,812)	(791,771)	(968,941)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(381,817)	3,778,432	(164,986)	(148,184)	2,106,971	1,385,609
Net unrealized gain/(loss) on private investment companies	270,252	2,077,438	—	456,301	—	—
Net realized gain/(loss) on private investment companies	4,398,507	412,944	—	(41,515)	—	—
Net change in open trade equity/(deficit)	(56,728)	(340,656)	(1,623,264)	(642,494)	187,115	(1,200,359)
Net unrealized gain/(loss) on swap contracts	(84,491)	(218,070)	910,566	—	—	—
Net realized gain/(loss) on U.S. Treasury securities	76,560	2,885,429	411,406	31,037	70,928	22,783
Net unrealized gain/(loss) on U.S. Treasury securities	149,968	(1,874,454)	(1,350,252)	(6,069)	(199,159)	35,623
Trading commissions	(68,711)	(169,263)	(461,386)	(42,000)	(135,497)	(131,806)
Change in fair value of investments in unconsolidated trading companies	601,398	3,934,786	6,607,271	(294,076)	368,596	161,067

Net gain/(loss) on investments	4,904,938	10,486,586	4,329,355	(687,000)	2,398,954	272,917

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	1,300,972	5,945,778	(1,232,876)	(1,178,812)	1,607,183	(696,024)

Less: Operations attributable to non-controlling interests	—	648,112	259,719	(469,078)	989,394	34,600

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$1,300,972	$5,297,666	$(1,492,595)	$(709,734)	$617,789	$(730,624)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$1.17	$6.77	$(3.51)	$(3.79)	$3.71	$(5.26)
Class 1AP	$5.59	$11.38	$0.39	$(1.14)	$6.88	$(2.54)
Class 2	$7.91	$15.30	$0.53	$(1.52)	$9.14	$(3.37)
Class 2a	$6.72	$14.17	$1.86	N/A	N/A	N/A
Class 3a	$6.69	$14.12	$1.85	N/A	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds
Statements of Operations
For the Years Ended December 31, 2017, 2016 and 2015

	Frontier Winton Fund			Frontier Heritage Fund

	12/31/2017	12/31/2016	12/31/2015	12/31/2017	12/31/2016	12/31/2015

Investment income:
Interest - net	$55,833	$7,717	$28	$—	$1,430	$1

Total Income	55,833	7,717	28	—	1,430	1

Expenses:
Incentive Fees (rebate)	(75,099)	99,067	715,409	(4,603)	9,072	132,676
Management Fees	877,626	1,069,141	1,199,380	193,000	242,764	280,570
Risk analysis Fees	117,961	70,193	—	—	—	—
Service Fees - Class 1	465,225	681,308	764,354	182,048	254,775	287,946
Trading Fees	565,481	320,680	288,023	191,996	104,146	96,359

Total Expenses	1,951,194	2,240,389	2,967,166	562,441	610,757	797,551

Investment (loss) - net	(1,895,361)	(2,232,672)	(2,967,138)	(562,441)	(609,327)	(797,550)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	4,430,276	592,863	3,365,969	—	—	—
Net change in open trade equity/(deficit)	(922,290)	466,267	(2,127,402)	—	—	—
Net unrealized gain/(loss) on private investment companies	—	—	—	206,064	—	—
Net realized gain/(loss) on private investment companies	—	—	—	2,795	—	—
Net unrealized gain/(loss) on swap contracts	—	—	—	(297,047)	431,146	419,803
Net realized gain/(loss) on U.S. Treasury securities	351,189	1,975,992	230,502	52,025	395,730	52,675
Net unrealized gain/(loss) on U.S. Treasury securities	(410,408)	(1,697,773)	(600,814)	11,162	(386,234)	(137,580)
Trading commissions	(72,185)	(85,587)	(45,180)	—	(7,026)	—
Change in fair value of investments in unconsolidated trading companies	350,346	(180,413)	557,550	333,988	91,166	220,267

Net gain/(loss) on investments	3,726,928	1,071,349	1,380,625	308,987	524,782	555,165

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	1,831,567	(1,161,323)	(1,586,513)	(253,454)	(84,545)	(242,385)

Less: Operations attributable to non-controlling interests	1,570,365	464,175	574,125	(144,019)	217,092	208,163

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$261,202	$(1,625,498)	$(2,160,638)	$(109,435)	$(301,637)	$(450,548)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$4.56	$(9.66)	$(11.78)	$1.61	$(4.69)	$(6.01)
Class 1AP	$10.27	$(5.14)	$(6.87)	$5.68	$(1.07)	$(2.26)
Class 2	$5.52	$(6.53)	$(8.72)	$7.60	$(1.44)	$(3.02)

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Changes in Owners’ Capital
For the Years Ended December 31, 2017, 2016 and 2015

	Frontier Diversified Fund								Frontier Masters Fund
	Class 1	Class 1	Class 2	Class 2	Class 3	Class 3			Class 1	Class 2	Class 2	Class 3	Class 3
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total

Owners’ Capital, December 31, 2014	$—	$19,195,036	$2,516,879	$32,707,413	$31,632	$5,556,649	$12,417,767	$72,425,376	$11,850,911	$723,207	$8,145,536	$32,741	$4,955,459	$—	$25,707,854

Sale of Units	—	1,849,550	—	4,193,326	—	6,490,334	—	12,533,210	2,092,649	—	174,300	—	3,820,000	—	6,086,949
Redemption of Units	—	(10,085,317)	—	(6,595,532)	—	(2,875,045)	—	(19,555,894)	(5,299,823)	—	(1,041,711)	—	(2,162,727)	—	(8,504,261)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	(16,894,354)	(16,894,354)	—	—	—	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	—	—	—	4,476,587	4,476,587	—	—	—	—	—	—	—
Payment made by the Managing Owner	—	47,134	—	82,416	—	14,799	—	144,349	—	—	—	—	—	—	—
Net increase/(decrease) in Owners’ Capital resulting from operations	—	807,831	99,379	1,629,219	1,332	47,931	—	2,585,692	(319,937)	(10,816)	(97,158)	(409)	(33,923)	—	(462,243)

Owners’ Capital, December 31, 2015	—	11,814,234	2,616,258	32,016,842	32,964	9,234,668	—	55,714,966	8,323,800	712,391	7,180,967	32,332	6,578,809	—	22,828,299

Sale of Units	—	560,094	—	8,879,067	—	797,382	—	10,236,543	125,188	—	157,500	—	—	—	282,688
Redemption of Units	—	(1,914,393)	(2,223,584)	(3,814,721)	—	(2,690,710)	—	(10,643,408)	(1,368,307)	(387,936)	(2,204,970)	—	(2,472,603)	—	(6,433,816)
Transfer of Units In(Out)	—	(5,531,885)	—	—	—	5,531,885	—	—	(1,835,158)	—	—	—	1,835,158	—	—
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	—	261,370	67,522	690,197	935	143,266	—	1,163,290	116,103	12,236	187,374	638	175,785	—	492,136

Owners’ Capital, December 31, 2016	—	5,189,420	460,196	37,771,385	33,899	13,016,491	—	56,471,391	5,361,626	336,691	5,320,871	32,970	6,117,149	—	17,169,307

Sale of Units	—	3,063	—	599,571	182,372	—	—	785,006	2,610	—	65,000	—	—	—	67,610
Redemption of Units	—	(1,682,241)	(464,612)	(30,088,881)	—	(5,165,979)	—	(37,401,713)	(858,657)	(227,040)	(2,033,381)	—	(2,371,639)	—	(5,490,717)
Transfer of Units In(Out)	—	(1,174,984)	—	—	—	1,174,984	—	—	(1,571,804)	—	—	—	1,571,804	—	—
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	—	(3,036)	7,777	1,347,310	(3,107)	263,059	—	1,612,003	(20,233)	(22,307)	98,766	1,239	153,475	—	210,940

Owners’ Capital, December 31, 2017	$—	$2,332,222	$3,361	$9,629,385	$213,164	$9,288,555	$—	$21,466,687	$2,913,542	$87,344	$3,451,256	$34,209	$5,470,789	$—	$11,957,140

Owners’ Capital - Units, December 31, 2014	—	169,725	20,188	262,346	275	48,308			101,632	5,627	63,376	275	41,622

Sale of Units	—	15,495	—	31,914	—	51,978			17,886	—	1,377	—	32,012
Redemption of Units	—	(82,951)	—	(47,208)	—	(23,245)			(45,771)	—	(8,033)	—	(17,679)

Owners’ Capital - Units, December 31, 2015	—	102,269	20,188	247,052	275	77,041			73,747	5,627	56,720	275	55,955

Sale of Units	—	4,688	—	55,161	—	50,540			1,044	—	1,216	—	14,898
Redemption of Units	—	(62,388)	(16,726)	(18,089)	—	(21,987)			(27,261)	(3,012)	(16,618)	—	(19,831)

Owners’ Capital - Units, December 31, 2016	—	44,569	3,462	284,124	275	105,594			47,530	2,615	41,318	275	51,022

Sale of Units (including transfers)	—	26	—	4,572	1,421	8,264			23	—	505	—	13,399
Redemption of Units (including transfers)	—	(24,561)	(3,437)	(217,468)	—	(39,953)			(22,159)	(1,960)	(15,925)	—	(20,442)

Owners’ Capital - Units, December 31, 2017	—	20,035	25	71,229	1,696	73,905			25,393	655	25,898	275	43,979

				(1)		(1)					(1)		(1)
Net asset value per unit at December 31, 2014		$113.09		$124.67		$115.03			116.61		128.53		119.06

Change in net asset value per unit for the year ended December 31, 2015		2.43		4.93		4.84			(3.74)		(1.93)		(1.49)

Net asset value per unit at December 31, 2015		115.52		129.60		119.87			112.87		126.60		117.57

Change in net asset value per unit for the year ended December 31, 2016		0.91		3.34		3.40			(0.07)		2.18		2.32

Net asset value per unit at December 31, 2016		116.43		132.94		123.27			$112.80		$128.78		$119.89

Change in net asset value per unit for the year ended December 31, 2017		(0.02)		2.25		2.41			1.94		4.49		4.51

Net asset value per unit at December 31, 2017		$116.41		$135.19		$125.68			$114.74		$133.27		$124.40

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Changes in Owners’ Capital
For the Years Ended December 31, 2017, 2016 and 2015

	Frontier Long/Short Commodity Fund
	Class 2		Class 3	Class 1a	Class 2a		Class 3a
	Managing Owner	Limited Owners	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total

Owners’ Capital, December 31, 2014	$426,377	$820,104	$7,233,099	$5,776,906	$247,434	$1,455,117	$12,228	$645,654	$—	$16,616,919

Sale of Units	—	—	—	67,800	—	29,300	—	415,099	—	512,199
Redemption of Units	—	(226,318)	(1,101,195)	(1,587,283)	—	(402,748)	—	(167,791)	—	(3,485,335)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	—	—	—
Payment made by the Managing Owner		69,364	397,940	312,393		90,860		36,605		907,162
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(19,122)	(76,805)	(623,175)	(516,062)	(11,463)	(120,835)	(538)	(90,094)	—	(1,458,094)

Owners’ Capital, December 31, 2015	407,255	586,345	5,906,669	4,053,754	235,971	1,051,694	11,690	839,473	—	13,092,851

Sale of Units	—	—	—	—	—	—	—	314,062	—	314,062
Redemption of Units	(100,160)	(67,136)	(1,457,594)	(1,858,010)	—	(314,992)	—	(210,324)	—	(4,008,216)
Transfer of Units In(Out)	—	—	—	(220,002)	—	—	—	220,002	—	—
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	—	(131,876)	(131,876)
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	131,876	131,876
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(7,206)	(10,735)	(43,212)	(62,147)	(1,229)	(8,249)	25	(417)	—	(133,170)

Owners’ Capital, December 31, 2016	299,889	508,474	4,405,863	1,913,595	234,742	728,453	11,715	1,162,796	—	9,265,527

Redemption of Units	(266,500)	(254,592)	(1,738,353)	(751,844)	(210,852)	(255,931)	(10,565)	(1,099,228)	—	(4,587,865)
Transfer of Units In(Out)	—	—	—	(1,051,248)	—	—	—	1,051,248	—	—
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(21,390)	(6,981)	(194,516)	(2,884)	10,222	(63,990)	609	(144,680)	—	(423,610)

Owners’ Capital, December 31, 2017	$11,999	$246,901	$2,472,994	$107,619	$34,112	$408,532	$1,759	$970,136	$—	$4,254,052

Owners’ Capital - Units, December 31, 2014	3,083	5,930	52,285	57,130	2,222	13,069	109	5,777

Sale of Units	—	—	—	648	—	276	—	3,511
Redemption of Units	—	(1,491)	(7,583)	(15,000)	—	(3,440)	—	(1,432)

Owners’ Capital - Units, December 31, 2015	3,083	4,439	44,702	42,778	2,222	9,905	109	7,856

Sale of Units	—	—	—	—	—	—	—	4,929
Redemption of Units	(767)	(515)	(11,017)	(22,150)	—	(3,012)	—	(1,969)

Owners’ Capital - Units, December 31, 2016	2,316	3,924	33,685	20,628	2,222	6,893	109	10,816

Sale of Units (including transfers)	—	—	—	—	—	—	—	8,513
Redemption of Units (including transfers)	(2,212)	(1,793)	(13,330)	(19,305)	(1,858)	(2,527)	(91)	(9,429)

Owners’ Capital - Units, December 31, 2017	104	2,131	20,355	1,323	364	4,366	18	9,900

		(1)				(1)		(1)
Net asset value per unit at December 31, 2014		$138.30	$138.34	$101.12		$111.35		$111.77

Change in net asset value per unit for the year ended December 31, 2015		(6.20)	(6.20)	(6.36)		(5.16)		(4.91)

Net asset value per unit at December 31, 2015		132.10	132.14	94.76		106.19		106.86

Change in net asset value per unit for the year ended December 31, 2016		(2.54)	(1.34)	(1.98)		(0.52)		0.64

Net asset value per unit at December 31, 2016		129.56	130.80	92.78		105.67		107.50

Change in net asset value per unit for the year ended December 31, 2017		(13.75)	(9.30)	(11.43)		(12.08)		(9.51)

Net asset value per unit at December 31, 2017		$115.81	$121.50	$81.35		$93.59		$97.99

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Changes in Owners’ Capital
For the Years Ended December 31, 2017, 2016 and 2015

	Frontier Balanced Fund
	Class 1	Class 1AP	Class 2		Class 2a		Class 3a
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Non-Controlling Interests	Total

Owners’ Capital, December 31, 2014	$72,098,275	$748,275	$1,425,355	$22,125,342	$189,344	$410,943	$2,528,303	$8,944,274	$108,470,111

Sale of Units	215,189	1,457	—	19,235	—	—	—	—	235,881
Redemption of Units	(8,249,954)	(39,001)	—	(982,356)	—	(60,850)	(127,078)	—	(9,459,239)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	(8,052,252)	(8,052,252)
Payments made by the Managing Owner	115,486	1,222	—	38,375	—	885	4,131	—	160,099
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	259,719	259,719
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(1,615,659)	2,794	4,189	78,268	2,301	5,447	30,065	—	(1,492,595)

Owners’ Capital, December 31, 2015	62,563,337	714,747	1,429,544	21,278,864	191,645	356,425	2,435,421	1,151,741	90,121,724

Sale of Units	214,073	—	4,923	14,548	—	—	—	—	233,544
Redemption of Units	(8,950,159)	(95,000)	(1,020,943)	(1,160,034)	—	(78,366)	(897,320)	—	(12,201,822)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	(1,799,853)	(1,799,853)
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	648,112	648,112
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	3,128,120	57,434	116,863	1,737,792	17,467	29,085	210,905	—	5,297,666

Owners’ Capital, December 31, 2016	56,955,371	677,181	530,387	21,871,170	209,112	307,144	1,749,006	—	82,299,371

Sale of Units	34,027	—		4,937	123,835	—	—	—	162,799
Redemption of Units	(18,642,950)	(100,517)	(401,984)	(15,828,193)	(4,000)	(123,043)	(430,276)	—	(35,530,963)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	397,555	24,583	19,485	781,225	9,708	7,175	61,241	—	1,300,972

Owners’ Capital, December 31, 2017	$38,744,003	$601,247	$147,888	$6,829,139	$338,655	$191,276	$1,379,971	$—	$48,232,179

Owners’ Capital - Units, December 31, 2014	548,117	5,618	7,956	123,491	1,237	2,686	16,577

Sale of Units	1,584	10	—	101	—	—	—
Redemption of Units	(61,021)	(277)	—	(5,173)	—	(384)	(801)

Owners’ Capital - Units, December 31, 2015	488,680	5,351	7,956	118,419	1,237	2,302	15,776

Sale of Units (including transfers)	1,630	—	—	105	—	—	—
Redemption of Units (including transfers)	(67,780)	(680)	(5,236)	(6,358)	—	(485)	(5,396)

Owners’ Capital - Units, December 31, 2016	422,530	4,671	2,720	112,166	1,237	1,817	10,380

Sale of Units (including transfers)	255	—	—	25	712	—	—
Redemption of Units (including transfers)	(137,829)	(678)	(1,991)	(78,534)	(23)	(728)	(2,503)

Owners’ Capital - Units, December 31, 2017	284,956	3,993	729	33,657	1,926	1,089	7,877

				(1)		(1)
Net asset value per unit at December 31, 2014	$131.54	$133.20		$179.16		$153.02	$152.52

Change in net asset value per unit for the year ended December 31, 2015	(3.51)	0.39		0.53		1.86	1.85

Net asset value per unit at December 31, 2015	128.03	133.59		179.69		154.88	154.37

Change in net asset value per unit for the year ended December 31, 2016	6.77	11.38		15.30		14.17	14.12

Net asset value per unit at December 31, 2016	134.80	144.97		194.99		169.05	168.49

Change in net asset value per unit for the year ended December 31, 2017	1.17	5.59		7.91		6.72	6.69

Net asset value per unit at December 31, 2017	$135.96	$150.56		$202.90		$175.77	$175.18

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Changes in Owners’ Capital
For the Years Ended December 31, 2017, 2016 and 2015

	Frontier Select Fund						Frontier Winton Fund						Frontier Heritage Fund
	Class 1	Class 1AP	Class 2				Class 1	Class 1AP	Class 2				Class 1	Class 1AP	Class 2
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total

Owners’ Capital, December 31, 2014	$13,663,563	$47,785	$9,052	$1,549,078	$—	$15,269,478	$26,870,878	$38,042	$46,764	$13,095,549	$—	$40,051,233	$9,761,819	$58,378	$75,621	$3,131,561	$3,539,498	$16,566,877

Sale of Units	18,418	930	—	—	—	19,348	175,616	—	—	—	—	175,616	41,712	1,288	—	—	—	43,000
Redemption of Units	(1,275,096)	—	—	(187,051)	—	(1,462,147)	(2,337,287)	—	—	(787,381)	—	(3,124,668)	(766,234)	—	—	(312,995)	—	(1,079,229)
Change in control of ownership - Trading Companies	—	—	—	—	6,781,935	6,781,935	—	—	—	—	5,793,526	5,793,526	—	—	—	—	186,259	186,259
Operations attributable to non-controlling interests	—	—	—	—	34,600	34,600	—	—	—	—	574,125	574,125	—	—	—	—	208,163	208,163
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(696,368)	(1,350)	(238)	(32,668)	—	(730,624)	(1,686,407)	(1,466)	(1,802)	(470,963)	—	(2,160,638)	(408,571)	(1,143)	(1,292)	(39,542)	—	(450,548)

Owners’ Capital, December 31, 2015	11,710,517	47,365	8,814	1,329,359	6,816,535	19,912,590	23,022,800	36,576	44,962	11,837,205	6,367,651	41,309,194	8,628,726	58,523	74,329	2,779,024	3,933,920	15,474,522

Sale of Units	16,022	—	—	—	—	16,022	159,082	—	—	—	—	159,082	35,716	—	—	—	—	35,716
Redemption of Units	(1,700,518)	(21,949)	—	(25,360)	—	(1,747,827)	(1,620,516)	—	—	(88,086)	—	(1,708,602)	(871,326)	(56,051)	—	(90,031)	—	(1,017,408)
Change in control of ownership - Trading Companies	—	—	—	—	(3,698,113)	(3,698,113)	—	—	—	—	2,276,508	2,276,508	—	—	—	—	(1,003,733)	(1,003,733)
Operations attributable to non-controlling interests	—	—	—	—	989,394	989,394	—	—	—	—	464,175	464,175	—	—	—	—	217,092	217,092
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	514,681	4,481	583	98,044	—	617,789	(1,276,431)	(1,098)	(1,409)	(346,559)	—	(1,625,497)	(286,044)	3,354	(669)	(18,278)	—	(301,637)

Owners’ Capital, December 31, 2016	10,540,702	29,897	9,397	1,402,043	4,107,816	16,089,855	20,284,935	35,478	43,553	11,402,560	9,108,334	40,874,860	$7,507,072	$5,826	$73,660	$2,670,715	$3,147,279	$13,404,552

Sale of Units	1,467	—	98,345	—	—	99,812	16,141	—	267,829	—	—	283,970	9,861	—	24,575	—	—	34,436
Redemption of Units	(4,000,256)	(6,074)	(34,300)	(529,559)	—	(4,570,189)	(7,287,300)	—	(160,000)	(10,072,894)	—	(17,520,194)	(2,039,347)	—	(31,000)	(1,909,301)	—	(3,979,648)
Change in control of ownership - Trading Companies	—	—	—	—	(3,638,738)	(3,638,738)	—	—	—	—	(10,678,699)	(10,678,699)	—	—	—	—	(2,424,186)	(2,424,186)
Operations attributable to non-controlling interests	—	—	—	—	(469,078)	(469,078)	—	—	—	—	1,570,365	1,570,365	—	—	—	—	(144,019)	(144,019)
Payment made by Related Party	—	—	—	—	—	—	32,681	81	—	25,384		58,146
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(628,933)	(469)	(3,147)	(77,185)	—	(709,734)	56,157	2,202	2,170	200,673	—	261,202	(41,715)	257	(3,589)	(64,388)	—	(109,435)

Owners’ Capital, December 31, 2017	$5,912,980	$23,354	$70,295	$795,299	$—	$6,801,928	$13,102,614	$37,761	153,552	$1,555,723	$—	$14,849,650	$5,435,871	$6,083	$63,646	$697,026	$579,074	$6,781,700

Owners’ Capital - Units, December 31, 2014	142,913	494	70	12,058			152,717	214	207	57,886			74,927	443	428	17,736

Sale of Units	193	9	—	—			1,010	—	—	—			315	9	—	—
Redemption of Units	(13,494)	—	—	(1,432)			(13,488)	—	—	(3,464)			(5,806)	—	—	(1,723)

Owners’ Capital - Units, December 31, 2015	129,612	503	70	10,626			140,239	214	207	54,422			69,436	452	428	16,013

Sale of Units (including transfers)	168	—	—	—			963	—	—	—			281	—	—	—
Redemption of Units (including transfers)	(17,721)	(207)	—	(182)			(9,919)	—	—	(378)			(6,938)	(407)	—	(495)

Owners’ Capital - Units, December 31, 2016	112,059	296	70	10,444			131,283	214	207	54,044			62,779	45	428	15,518

Sale of Units (including transfers)	16	—	753	—			332	—	1,252	127			83	—	143	—
Redemption of Units (including transfers)	(46,573)	(62)	(293)	(4,452)			(49,248)	—	(750)	(46,985)			(18,007)	—	(194)	(11,662)

Owners’ Capital - Units, December 31, 2017	65,502	234	530	5,992			82,367	214	709	7,186			44,855	45	377	3,856

				(1)						(1)						(1)
Net asset value per unit at December 31, 2014	$95.61	$96.82		$128.48			$175.95	$178.18		$226.23			130.28	$131.93		176.56

Change in net asset value per unit for the year ended December 31, 2015	(5.26)	(2.54)		(3.37)			(11.78)	(6.87)		(8.72)			(6.01)	(2.26)		(3.02)

Net asset value per unit at December 31, 2015	90.35	94.28		125.11			164.17	171.31		217.51			124.27	129.67		173.54

Change in net asset value per unit for the year ended December 31, 2016	3.71	6.88		9.14			(9.66)	(5.14)		(6.53)			(4.69)	(1.07)		(1.44)

Net asset value per unit at December 31, 2016	94.06	101.16		134.25			154.51	166.17		210.98			$119.58	$128.60		$172.10

Change in net asset value per unit for the year ended December 31, 2017	(3.79)	(1.14)		(1.52)			4.56	10.27		5.52			1.61	5.68		7.60

Net asset value per unit at December 31, 2017	$90.27	$100.02		$132.73			$159.08	$176.44		$216.50			$121.19	$134.28		$179.70

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Cash Flows
For the Years Ended December 31, 2017, 2016 and 2015

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	12/31/2017	12/31/2016	12/31/2015	12/31/2017	12/31/2016	12/31/2015	12/31/2017	12/31/2016	12/31/2015
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$1,612,003	$1,163,290	$7,062,279	$210,940	$492,136	$(462,243)	$(423,610)	$(1,294)	$(1,458,094)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity/(deficit), at fair value	—	—	3,215,206	—	—	—	—	(693,263)	—
Net change in options purchased, at fair value	—	—	288,413	—	—	—	—	—	—
Net change in options written, at fair value	—	—	(253,018)	—	—	—	—	—	—
Net change in ownership allocation of U.S. Treasury securities	127,984	1,325,836	(886,791)	(1,584,958)	1,494,674	2,661,543	(1,561,530)	717,209	2,673,304
Net unrealized (gain)/loss on swap contracts	47,375	48,002	(2,115,441)	—	—	—	(26,621)	111,960	300,633
Net unrealized (gain)/loss on U.S. Treasury securities	(152,150)	990,689	516,327	70,651	227,159	198,693	10,631	(193,551)	204,014
Net realized (gain)/loss on U.S. Treasury securities	(65,391)	(1,794,297)	(270,582)	(88,761)	(483,811)	(111,668)	(21,587)	(103,299)	(46,795)
Net unrealized gain/(loss) on private investment companies	(812,254)	(80,689)	—	(794,590)	(78,993)	—	246,722	216,197	—
Net realized gain/(loss) on private investment companies	(1,870,541)	(277,315)	—	(482,146)	(73,108)	—	106,289	(13,263)	—
(Purchases) sales of:
Purchases of swap contracts	—	—	—	—	—	—	—	—	(1,000,000)
Sales of U.S. Treasury securities	6,494,979	27,076,226	8,875,032	5,524,387	8,781,991	3,807,003	1,253,375	5,321,261	1,963,944
Purchase of U.S. Treasury securities	(680,345)	(6,518,818)	(4,787,243)	(1,611,333)	(2,380,650)	(2,291,604)	(314,797)	(948,803)	(1,395,765)
U.S. Treasury interest and premium paid/amortized	33,155	—	—	340,843	—	—	19,105	—
Purchase of Private Investment Companies	(13,430,089)	(40,310,981)	—	(8,435,434)	(5,984,940)	—	(3,118,307)	(7,427,743)	—
Reduction of collateral in Swap contracts	2,214,000	—	—	—	—	—	3,850,050	—	—
Sale of Private Investment Companies	40,457,348	1,823,011	—	6,958,710	483,333	—	6,461,867	509,667	—
Increase and/or decrease in:
Receivable from futures commission merchants	—	—	22,731,129	—	—	—	—	—	—
Change in control of ownership - trading companies	—	—	(16,894,354)	—	—	—	—	—	—
Change in control of ownership - private investment companies	—	—	—	—	—	—	—	—	—
Investments in unconsolidated trading companies, at fair value	1,976,418	11,850,295	(9,499,828)	5,176,964	2,731,824	(1,507,952)	(121,510)	3,976,050	400,191
Prepaid service fees - Class 1	—	16,160	(6,626)	—	7,355	(1,352)	—	736	(231)
Interest receivable	106,665	357,350	(1,892)	47,718	126,957	41,777	(12,125)	83,190	42,710
Receivable from related parties	231,671	(189,387)	—	153,157	(151,487)	—	87,670	(86,061)	—
Other assets	—	—	249,997	(2,974)	—	1,380	(5,123)	—	1,006
Payable to related parties	—	—	(2,182,911)	—	—	—	—	—	—
Incentive fees payable to Managing Owner	12,847	(204,914)	(4,546)	—	(42,251)	(679,792)	(57,082)	(28,408)	(130,252)
Management fees payable to Managing Owner	(19,447)	(58,444)	(4,507)	(41,225)	(4,500)	(9,823)	—	(48,210)	2,849
Interest payable to Managing Owner	—	(11,661)	(11,919)	—	(4,957)	(1,941)	103	(1,368)	(2,345)
Trading fees payable to Managing Owner	(85,995)	26,118	(17,885)	(8,759)	9,389	(7,411)	(14,353)	6,349	(7,307)
Service fees payable to Managing Owner	(11,579)	(1,827)	(245)	(5,467)	(3,061)	(5,162)	(3,370)	(3,299)	(3,721)
Payables to related parties	—	(2,126)	1	—	—	—	(1,603,124)	1,615,683	—
Interest payable	—	—	—	—	—	—	—	—	5
Other liabilities	7,198	19,673	—	(7,590)	7,590	—	(6,870)	41	—

Net cash provided by (used in) operating activities	36,193,852	(4,753,809)	6,000,596	5,420,133	5,154,650	1,631,448	4,745,803	3,009,781	1,544,146

Cash Flows from Financing Activities:
Proceeds from sale of units	785,006	10,236,543	12,533,210	67,610	282,688	6,086,949	—	314,062	512,199
Payment for redemption of units	(37,401,713)	(10,643,408)	(19,555,894)	(5,490,717)	(6,433,816)	(8,504,261)	(4,587,865)	(4,008,216)	(3,485,335)
Payment made by the Managing Owner	—	—	144,349	—	—	—	—	—	907,162
Pending owner additions	—	(1,524)	(3)	—	(1,290)	(766)	—	—	—
Advance on unrealized Swap Appreciation	—	2,500,000	—	—	—	—	—	115,000	—
Owner redemptions payable	(61,482)	52,452	(48,923)	(131,840)	122,283	9,558	(5,738)	(796)	(18,782)

Net cash provided by (used in) financing activities	(36,678,189)	2,144,063	(6,927,261)	(5,554,947)	(6,030,135)	(2,408,520)	(4,593,603)	(3,579,950)	(2,084,756)

Net increase (decrease) in cash and cash equivalents	(484,337)	(2,609,746)	(926,665)	(134,814)	(875,485)	(777,072)	152,200	(570,169)	(540,610)

Cash and cash equivalents, beginning of period	674,227	3,283,973	4,210,638	546,509	1,421,994	2,199,066	—	570,169	1,110,779
Cash and cash equivalents, end of period	$189,890	$674,227	$3,283,973	$411,695	$546,509	$1,421,994	$152,200	$—	$570,169

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Cash Flows
For the Years Ended December 31, 2017, 2016 and 2015

	Frontier Balanced Fund			Frontier Select Fund
	12/31/2017	12/31/2016	12/31/2015	12/31/2017	12/31/2016	12/31/2015

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$1,300,972	$5,945,778	$(1,232,876)	$(1,178,812)	$1,607,183	$(696,024)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	278,690	340,656	3,286,019	243,762	(187,115)	(462,339)
Net change in ownership allocation of U.S. Treasury securities	5,251,272	14,565,822	(8,151,611)	129,027	(401,816)	4,797,257
Net unrealized (gain)/loss on swap contracts	84,491	218,070	(910,566)	—	—	—
Net unrealized (gain)/loss on U.S. Treasury securities	(149,968)	1,874,454	1,350,252	6,069	199,159	(35,623)
Net realized (gain)/loss on U.S. Treasury securities	(76,560)	(2,885,429)	(411,406)	(31,037)	(70,928)	(22,783)
Net unrealized gain/(loss) on private investment companies	(270,252)	(2,077,438)	—	(456,301)	—	—
Net realized gain/(loss) on private investment companies	(4,398,507)	(412,944)	—	41,515	—	—
Net realized gain/(loss) on futures, forwards and options	381,817	—	—	148,184	—	—
(Purchases) sales of:
Sales of U.S. Treasury securities	5,221,235	27,164,277	14,050,672	2,695,392	(465,831)	797,588
Purchases of U.S. Treasury securities	(1,219,257)	(9,340,565)	(6,360,723)	(404,508)	(320,766)	(911,929)
U.S. Treasury interest and premium paid/amortized	79,587	—	—	53,241	—	—
Purchase of Private Investment Companies	(17,346,028)	(45,466,085)	—	(7,419,460)	—	—
Sale of Private Investment Companies	36,818,166	2,651,184	—	2,255,017	—	—
Reduction of collateral in Swap contracts	7,514,000	—	—	—	—	—
Increase and/or decrease in:				—
Receivable from futures commission merchants	(810,998)	870,805	15,172,045	8,208,218	5,072,933	(13,281,151)
Change in control of ownership - trading companies	—	—	(8,052,252)	(3,638,738)	(3,711,863)	6,781,935
Change in control of ownership - private investment companies	—	(1,799,853)	—	—	—	—
Investments in unconsolidated trading companies, at fair value	2,185,757	11,091,850	719,959	3,534,079	200,521	3,954,301
Prepaid service fees - Class 1	—	—	—	—	—	67,394
Interest receivable	169,263	532,079	(74,665)	45,203	(22,210)	—
Due from Managing Owner	(184,106)	—	—	—	—	—
Receivable from related parties	346,875	(346,874)	—	103,407	(103,408)	—
Other assets	—	12	250,001	—	3	(3)
Incentive fees payable to Managing Owner	40,189	(106,563)	(1,686,755)	—	—	(185,791)
Management fees payable to Managing Owner	(13,752)	(55,357)	(20,634)	(21,219)	11,972	(4,951)
Interest payable to Managing Owner	(19,078)	(56,036)	(7,334)	(2,160)	(31)	(9,714)
Trading fees payable to Managing Owner	(62,456)	145,874	(8,587)	(3,231)	9,614	(1,604)
Service fees payable to Managing Owner	(41,807)	(15,620)	(21,575)	(11,223)	(3,126)	(3,428)
Risk analysis fees payable	7,731	1,155	—	(2,303)	2,303	—
Payables to related parties	—	(24,069)	9,135	—	(1,495)	511
Other liabilities	65,839	89,594	—	(6,214)	11,782	156

Net cash provided by operating activities	35,153,115	2,904,777	7,899,099	4,287,908	1,826,881	783,802

Cash Flows from Financing Activities:
Proceeds from sale of units	162,799	233,544	235,881	99,812	16,022	19,348
Payment for redemption of units	(35,530,963)	(12,201,822)	(9,459,239)	(4,570,189)	(1,747,827)	(1,462,147)
Payment made by the Managing Owner	—	—	160,099	—	—	—
Pending owner additions	—	(15,538)	(2,464)	—	(1,335)	(150)
Advance on unrealized Swap Appreciation	—	4,926,555	—	—	—	—
Owner redemptions payable	(704,198)	340,880	417,297	(134,579)	117,909	1,238

Net cash used in financing activities	(36,072,362)	(6,716,381)	(8,648,426)	(4,604,956)	(1,615,231)	(1,441,711)

Net increase (decrease) in cash and cash equivalents	(919,247)	(3,811,604)	(749,327)	(317,048)	211,650	(657,909)

Cash and cash equivalents, beginning of period	1,083,579	4,895,183	5,644,510	432,021	220,371	878,280
Cash and cash equivalents, end of period	$164,332	$1,083,579	$4,895,183	$114,973	$432,021	$220,371

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Cash Flows
For the Years Ended December 31, 2017, 2016 and 2015

	Frontier Winton Fund			Frontier Heritage Fund
	12/31/2017	12/31/2016	12/31/2015	12/31/2017	12/31/2016	12/31/2015

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$1,831,567	$(1,161,323)	$(1,586,513)	$(253,454)	$(84,545)	$(242,385)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	922,290	(466,267)	(599,579)	—	—	—
Net change in ownership allocation of U.S. Treasury securities	(1,862,745)	1,773,178	1,003,454	(351,590)	6,880	389,760
Net unrealized (gain)/loss on swap contracts	—	—	—	297,047	(431,146)	(419,803)
Net realized gain/(loss) on futures, forwards and options	(4,430,276)	—	—	—	—	—
Net unrealized (gain) loss on U.S. Treasury securities, at fair value	410,408	1,697,773	600,814	(11,162)	386,234	137,580
Net realized (gain) loss on U.S. Treasury securities, at fair value	(351,189)	(1,975,992)	(230,502)	(52,025)	(395,730)	(52,675)
Net unrealized gain/(loss) on private investment companies	—	—	—	(206,064)	—	—
Net realized gain/(loss) on private investment companies	—	—	—	(2,795)	—	—
(Purchases) sale of:
Sales of U.S. Treasury Securities	20,038,442	12,826,803	8,047,027	3,843,909	2,939,044	1,818,125
Purchases of U.S. Treasury Securities	(8,456,714)	(5,237,808)	(4,444,636)	(846,887)	(1,129,741)	(1,004,975)
U.S. Treasury interest and premium paid/amortized	87,836	—	—	72,784	—	—
Purchase of Private Investment Companies	—	—	—	(2,620,781)	—	—
Sale of Private Investment Companies	—	—	—	56,647	—	—
Reduction of collateral in Swap contracts	—	—	—	5,000,000	—	—
Increase and/or decrease in:
Receivable from futures commission merchants	17,996,697	(5,252,127)	(12,744,570)	—	—	—
Change in control of ownership of trading companies	(10,678,699)	2,119,833	5,793,526	(2,424,186)	(1,004,235)	186,259
Investments in unconsolidated trading companies, at fair value	815,385	(3,774,896)	7,182,104	1,197,666	(1,362,538)	137,800
Interest receivable	178,152	137,578	27,334	48,448	26,517	8,845
Receivable from related parties	551,508	(551,508)	—	131,430	(107,442)	—
Due from Managing Owner	(58,146)	—	—	—	—	—
Other assets	—	2	(2)	—	2	(2)
Incentive fees payable to Managing Owner	—	—	(1,178,364)	—	—	(239,327)
Management fees payable to Managing Owner	(203,785)	163,653	(21,652)	(43,030)	35,011	(6,454)
Interest payable to Managing Owner	(9,738)	(18,894)	(14,098)	(4,811)	(3,646)	(3,477)
Trading fees payable to Managing Owner	(11,569)	32,737	(4,285)	(2,250)	10,496	(1,219)
Service fees payable to Managing Owner	(12,656)	(5,052)	(8,331)	(4,974)	(2,350)	(2,157)
Risk analysis fees payable	(12,215)	12,215	—	—	—	—
Payables to related parties	—	(31,638)	15,177	—	(4,416)	1,238
Due to Managing Owner	152,219	—	—	—	—	—
Other liabilities	79,384	2,878	—	(2,048)	18,083	—

Net cash provided by operating activities	16,976,157	291,145	1,836,904	3,821,874	(1,103,522)	707,133

Cash Flows from Financing Activities:
Proceeds from sale of units	283,970	159,082	175,616	34,436	35,716	43,000
Payment for redemption of units	(17,520,194)	(1,708,602)	(3,124,668)	(3,979,648)	(1,017,408)	(1,079,229)
Pending owner additions	—	(13,524)	(1,979)	—	(3,251)	(130)
Advance on unrealized Swap Appreciation	—	—	—	—	1,900,000	—
Payment made by Related Party	58,146
Owner redemptions payable	(23,162)	(28,509)	29,769	—	(84,355)	62,947

Net cash provided by (used in) financing activities	(17,201,240)	(1,591,553)	(2,921,262)	(3,945,212)	830,702	(973,412)

Net increase (decrease) in cash and cash equivalents	(225,083)	(1,300,408)	(1,084,358)	(123,338)	(272,820)	(266,279)

Cash and cash equivalents, beginning of period	1,628,208	2,928,616	4,012,974	382,499	655,319	921,598
Cash and cash equivalents, end of period	$1,403,125	$1,628,208	$2,928,616	$259,161	$382,499	$655,319

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Notes to Financial Statements

1.	Organization and Purpose

Frontier Funds, which is referred to in this report as the “Trust”, was formed on August 8, 2003, as a Delaware statutory trust. Please refer to the consolidated financial statements of the Trust included within this periodic report. The Trust is a multi-advisor commodity pool, as described in Commodity Futures Trading Commission (the “CFTC”) Regulation § 4.10(d)(2). The Trust has authority to issue separate series, or each, a Series, of units of beneficial interest (the “Units”) pursuant to the requirements of the Delaware Statutory Trust Act, as amended (the “Trust Act”). The assets of each Series are valued and accounted for separately from the assets of other Series. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). It is managed by Frontier Fund Management LLC (the “Managing Owner”).

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

The Trust has seven (7) separate and distinct Series of Units issued and outstanding: Frontier Diversified Fund, Frontier Masters Fund, Frontier Long/Short Commodity Fund, Frontier Balanced Fund, Frontier Select Fund, Frontier Winton Fund, and Frontier Heritage Fund, (each a “Series” and collectively, the “Series”). The Trust, with respect to the Series, may issue additional Series of Units.

The Trust, with respect to each Series:

●	engages in the speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts), and may, from time to time, engage in cash and spot transactions;

●	allocates funds to a limited liability trading company or companies (“Trading Company” or “Trading Companies”) and Galaxy Plus entities (“Galaxy Plus”). Except as otherwise described in these notes, each Trading Company and Galaxy Plus entity has one-year renewable contracts with its own independent commodity trading advisor (s), or each, a Trading Advisor, that will manage all or a portion of such Trading Company’s and Galaxy Plus assets and make the trading decisions for the assets of each Series vested in such Trading Company and Galaxy Plus entity. Each Trading Company and Galaxy Plus entity will segregate its assets from any other Trading Company and Galaxy Plus entity;

●	maintains separate, distinct records for each Series, and accounts for the assets of each Series separately from the other Series;

●	calculates the Net Asset Value (“NAV”) of its Units for each Series separately from the other Series;

●	has an investment objective of increasing the value of each Series’ Units over the long term (capital appreciation), while managing risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments;

●	maintains each Series of Units in three to seven sub-classes—Class 1, Class 1AP, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of Frontier Diversified Fund, Frontier Masters Fund, and Frontier Long/Short Commodity Fund are charged a service fee of up to two percent (2.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to two percent (2.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to two percent (2.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. Investors who have purchased Class 1 or Class 1a Units of Frontier Balanced Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Winton Fund are charged a service fee of up to three percent (3.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to selling agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Frontier Diversified Fund, and Frontier Masters Fund or Class 2a Units of the Frontier Long/Short Commodity Fund sold until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series. Class 1AP was created as a sub-class of Class 1 and it has been presented separately because the fees applicable to it are different from those applicable to Class 1. Currently the service fee is not charged to Class 1AP investors. The Managing Owner may also pay selling agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such Selling agents; and

●	all payments made to selling agents who are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and their associated persons that constitute underwriting compensation will be subject to the limitations set forth in Rule 2310(b)(4)(B)(ii) (formerly Rule 2810(b)(4)(B)(ii)) of the Conduct Rules of FINRA (“Rule 2310”). An investor’s Class 1 Units or Class 2 Units of any Series, or Class 1a Units or Class 2a Units of the Frontier Long/Short Commodity Fund or Frontier Balanced Fund will be classified as Class 3 or Class 3a Units of such Series, as applicable, when the Managing Owner determines that the fee limitation set forth in Rule 2310 with respect to such Units has been reached or will be reached. The service fee limit applicable to each unit sold is reached upon the earlier of when (i) the aggregate initial and ongoing service fees received by the selling agent with respect to such unit equals 9% of the purchase price of such unit or (ii) the aggregate underwriting compensation (determined in accordance with FINRA Rule 2310) paid in respect of such unit totals 10% of the purchase price of such unit. No service fees are paid with respect to Class 3 or Class 3a Units. Units of any Class in a Series may be redeemed, in whole or in part, on a daily basis, at the then current NAV per Unit for such Series on the day of the week after the date the Managing Owner is in receipt of a redemption request for at least one (1) Business Day to be received by the Managing Owner prior to 4:00 PM in New York.

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

As of December 31, 2017, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund Frontier Winton Fund and Frontier Heritage Fund separates Units into a maximum of three separate Classes- Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Balanced Fund separates Units into a maximum of five separate Classes— Class 1, Class 1AP, Class 2, Class 2A and Class 3A. The Trust, with respect to the Frontier Long/Short Commodity Fund separates Units into a maximum of five separate Classes—Class 1A, Class 2A, Class 2, Class 3A and Class 3. Between April 15, 2016 and May 10, 2017, a portion of the interests in Frontier Trading Company I, LLC and all of the interests in Frontier Trading Company VII, LLC, Frontier Trading Company XV, LLC, and Frontier Trading Company XXIII LLC held by Frontier Diversified Fund, Frontier Masters Fund, Frontier Select Fund, Frontier Balanced Fund and Frontier Long/Short Commodity Fund were exchanged for equivalent interests in the Galaxy Plus Managed Account Platform (“Galaxy Plus”) which is an unaffiliated, third-party managed account platform.  The assets of Frontier Trading Company I, LLC, which included exposure to Quantmetrics Capital Management LLP’s Multi-Strategy Program, Quantitative Investment Management, LLC’s Quantitative Global Program, Quest Partners LLC’s Quest Tracker Index Program, Chesapeake Capital Management, LLC’s Diversified Program, and Doherty Advisors LLC’s Relative Value Moderate Program,  the assets of Frontier Trading Company VII, LLC, which included exposure to Emil van Essen LLC’s Multi-Strategy Program, Red Oak Commodity Advisors, Inc.’s Fundamental Diversified Program, Rosetta Capital Management, LLC’s Rosetta Trading Program, and Landmark Trading Company’s Landmark Program,  the assets of Frontier Trading Company XV, LLC, which included exposure to Transtrend B.V.’s TT Enhanced Risk (USD) Program, and the assets of Frontier Trading Company XXIII, LLC which included exposure to Fort L.P.’s Global Contrarian Program have been transferred to individual Delaware limited liability companies (“Master Funds”) in Galaxy Plus.   Each Master Fund is sponsored and operated by Gemini Alternative Funds, LLC (“Sponsor”). The Sponsor has contracted with the Trading Advisors to manage the portfolios of the Master Funds pursuant to the advisors’ respective program.  For those Series that invest in Galaxy Plus, approximately 30-70% of those Series assets are used to support the margin requirements of the Master Funds.  The remaining assets of the Series are split between investments in Trading Companies and a pooled cash management account that invests primarily in U.S. Treasury securities.  For those Series that do not invest in Galaxy Plus, their assets are split between investments in Trading Companies and investments in the pooled cash management account.

As of December 31, 2017, Frontier Winton Fund has invested a portion of its assets in a single Trading Company, and a single Trading Advisor manages 100% of the assets invested in such Trading Company. Each of the remaining Series has invested a portion of its assets in several different Trading Companies or Galaxy Plus entities and one or more Trading Advisors may manage the assets invested in such Trading Companies or Galaxy Plus entities.

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

Consolidation— The Series, through investing in the Trading Companies and Galaxy Plus, authorize certain Trading Advisors to place trades and manage assets at pre-determined investment levels. The Trading Companies were organized by the Managing Owner for the purpose of investing in commodities interests and derivative instruments, and have no operating income or expenses, except for trading income and expenses and a risk analysis fee, all of which is allocated to the Series if consolidated by a series. Galaxy Plus is a series of Delaware limited liability companies, sponsored by Gemini Alternative Funds, LLC, that create exposure to a variety of third party professional managed futures and foreign exchange advisors. Galaxy Plus is available to qualified high-net-worth individuals and institutional investors. Trading Companies in which a Series has a controlling and majority interest as calculated on that Series’ pro-rata net asset value in the Trading Company are consolidated by such Series. This represented a change in accounting policy from 2015 in which controlling and majority interest was calculated on each Series pro-rata notional ownership of the Trading Company. The two measurements approximate each other and, as such, do not have a material impact on the presentation on the statements of financial condition or results of operations. Investments in Trading Companies in which a Series does not have a controlling and majority interest and all interests in Galaxy Plus entities are accounted for using net asset value as the practical expedient, which approximates fair value. Fair value represents the proportionate share of the Series’ interest in the NAV in a Trading Company or Galaxy Plus entity. The equity interest held by Series of the Trust is shown as investments in unconsolidated Trading Companies or investments in private investment companies in the statements of financial condition. The income or loss attributable thereto in proportion of investment level is shown in the statements of operations as change in fair value of investments in unconsolidated Trading Companies or net unrealized gain/(loss) on private investment companies.

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

As of December 31, 2017 and as of December 31, 2016, the consolidated statement of financial condition of Frontier Balanced Fund included the assets and liabilities of its wholly owned interests in Frontier Trading Company I, LLC and Frontier Trading Company XXXIV, LLC.

For the year ended December 31, 2017, the consolidated statement of operations of Frontier Balanced Fund included the earnings of its majority interest in Frontier Trading Company I, LLC and Frontier Trading Company XXXIV, LLC. For the year ended December 31, 2016, the consolidated statement of operations of Frontier Balanced Fund included the earnings of its majority interest in Frontier Trading Company I, LLC and Frontier Trading Company XXXIV, LLC as well as the results from operations for those Trading Companies that ceased operations during the year up to the date that operations ceased. Those Trading Companies that ceased operations during the year include Frontier Trading Company XIV, LLC on April 21, 2016, Frontier Trading Company XXIII, LLC on July 22, 2016, and Frontier Trading Company XXIX, LLC on January 29, 2016.

As of December 31, 2017 and December 31, 2016, the consolidated statement of financial condition of Frontier Long/Short Commodity Fund included the assets and liabilities of its wholly owned Trading Company, Frontier Trading Company XXXVII, LLC.

For the year ended December 31, 2017, the consolidated statement of operations of Frontier Long/Short Commodity Fund included the earnings of its majority owned Trading Company listed above. For the year ended December 31, 2016, the consolidated statement of operations of Frontier Long/Short Commodity Fund included the earnings of its majority owned Trading Company listed above as well as the results from operations for those Trading Companies that ceased operations during the year up to the date that operations ceased. Those trading companies that ceased operations during the year include Frontier Trading Company VII LLC on April 28, 2016.

As of December 31, 2017 and December 31, 2016, the consolidated statement of financial condition of Frontier Diversified Fund included the assets and liabilities of its wholly owned Frontier Trading Company XXXV, LLC.

For the years ended December 31, 2017 and 2016, the consolidated statement of operations of Frontier Diversified Fund included the earnings of its wholly owned Trading Company listed above.

As of and for the years ended December 31, 2017 and December 31, 2016, the consolidated statement of financial condition and statement of operations of Frontier Heritage Fund included the assets and liabilities, and earnings, respectively, of its majority owned Trading Company, Frontier Trading Company XXXIX, LLC.

As of December 31, 2016, the consolidated statement of financial condition of Frontier Select Fund include the assets and liabilities of it majority owned Frontier Trading Company XV, LLC.

For the year ended December 31, 2017, the consolidated statement of operations of Frontier Select Fund included the earnings of its majority owned Trading Company, Frontier Trading Company XV, LLC through the period that Trading Company XV, LLC ceased operation on May 9, 2017. For the year ended December 31, 2016, the consolidated statement of operations of Frontier Select Fund included the earnings of its majority owned Trading Company listed above.

As of December 31, 2016, the consolidated statement of financial condition Frontier Winton Fund included the assets and liabilities, respectively, of its majority owned Trading Company, Frontier Trading Company II, LLC.

For the year ended December 31, 2017, the consolidated statements of operations of Frontier Winton Fund include the earnings of its majority owned Trading Company, Frontier Trading Company II, LLC from January 1, 2017 through December 14, 2017. For the year ended December 31,2016, the consolidated statement of operations of Frontier Winton Fund included the earnings of its majority owned Trading Company listed above.

As of and for the years ended December 31, 2017 and 2016, Frontier Master Fund did not have a majority interest in any Trading Company.

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

Interest Income— U.S. Treasury Securities are pooled for purposes of maximizing returns on these assets to investors of all Series. Interest income from pooled cash management assets is recognized on the accrual basis and allocated daily to each Series based upon its daily proportion of ownership of the pool. Aggregate interest income from all sources, including U.S. Treasuries and assets held at a futures commission merchant (“FCM”), of up to two percentage points of the aggregate percentage yield (annualized) of net asset value less any fair market value related to swaps, is paid to the Managing Owner by the Frontier Balanced Fund (Class 1, and Class 2 only), Frontier Select Fund, Frontier Winton Fund and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a, Class 3a only), Frontier Masters Fund and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 20% of the total interest allocated to each Series was paid to the Managing Owner from January 1, 2016 through April 28, 2016; thereafter 100% of the interest is retained by the respective Series. All interest not paid to the Managing Owner is interest income to the Series, and shown net on the statement of operations. The amount reflected in the financial statements of the Series are disclosed on a net basis. Due to some classes not exceeding the 2% paid to the Managing Owner, amounts earned by those Series may be zero.

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

Receivable From Futures Commission Merchants—The Series of the Trust deposit assets with a FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust, with respect to the Series, earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2017 included restricted cash for margin requirements of $3,194,117 for the Frontier Balanced Fund.

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

Each Series allocates funds to an affiliated Trading Company, or Companies, of the Trust or unaffiliated Galaxy Plus entity. Each Trading Company allocates all of its daily trading gains or losses to the Series in proportion to each Series’ ownership trading level interest in the Trading Company, adjusted on a daily basis (except for Trading Advisors and other investments such as swaps that are directly allocated to a specific Series). Likewise, trading gains and losses earned and incurred by the Series through their investments in Galaxy Plus entities are allocated to those Series on a daily basis. The allocation of gains and losses in Galaxy Plus entities are based on each Series pro-rata shares of the trading level of that entity which is updated at the beginning of each month or more frequently if there is a subscription or redemption activity in the entity. The value of all open contracts and cash held at clearing brokers is similarly allocated to the Series in proportion to each Series’ funds allocated to the Trading Companies or Galaxy Plus entities.

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

Income Taxes—The Trust, with respect to the Series, applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust, with respect to the Series’, financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust, with respect to the Series. The 2014 through 2017 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

Fees and Expenses—All management fees, incentive fees, service fees and trading fees of the Trust, with respect to the Series, are paid to the Managing Owner. It is the responsibility of the Managing Owner to pay all Trading Advisor management and incentive fees, selling agent service fees and all other operating expenses and continuing offering costs of the Trust, with respect to the Series. Only management fees and incentive fees related to assets allocated through Trading Companies are included in expense on the Statement of Operations. The Series are all charged management and incentive fees on the asset allocated through the Galaxy Plus entities. Those fees are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. The Series are also charged management and incentive fees on assets allocated to swaps.  Such fees are embedded in the fair value of the swap and are included in net unrealized gain (loss) on swap contracts on the Statements of Operations. Certain Series are also changed a risk analysis fee based on a percentage of Notional assets. Such fee is paid to a third party.

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

Recently Adopted Accounting Pronouncements— None

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

Investments in Private Investment Companies. Investments in private investment companies are valued utilizing the net asset values provided by the underlying private investment companies as a practical expedient. The Series applies the practical expedient to its investments in private investment companies on an investment-by-investment basis, and consistently with the Series’ entire position in a particular investment, unless it is probable that the Fund will sell a portion of an investment at an amount different from the net asset value of the investment.

The following table summarizes investments in each Series measured at fair value on a recurring basis as of December 31, 2017 and December 31, 2016 segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value.

December 31, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$2,152,721	$55,593	$—	$2,208,314
Swap Contracts	—	—	6,376,472	6,376,472
U.S. Treasury Securities	767,049	—	—	767,049
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	1,460,743	31,450	—	1,492,193
U.S. Treasury Securities	1,663,014	—	—	1,663,014
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	121,510	—	—	121,510
Swap Contracts	—	—	397,039	397,039
U.S. Treasury Securities	614,803	—	—	614,803
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	3,072,933	81,725	—	3,154,658
Open Trade Equity (Deficit)	144,983	33,569	—	178,552
Swap Contracts	—	—	11,340,959	11,340,959
U.S. Treasury Securities	663,808	—	—	663,808
Frontier Select Fund
Investment in Unconsolidated Trading Companies	91,790	—	579,073	670,863
U.S. Treasury Securities	464,427	—	—	464,427
Frontier Winton Fund
Investment in Unconsolidated Trading Companies	7,750,343	184,193	—	7,934,536
U.S. Treasury Securities	5,667,825	—	—	5,667,825
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	1,500,688	35,943	—	1,536,631
Swap Contracts	—	—	3,094,367	3,094,367
U.S. Treasury Securities	1,046,861	—	—	1,046,861

December 31, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$4,188,662	$12,966	$—	$4,201,628
Swap Contracts	—	—	8,637,847	8,637,847
U.S. Treasury Securities	6,525,280	—	—	6,525,280
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	6,667,632	10,474	—	6,678,106
U.S. Treasury Securities	4,313,843	—	—	4,313,843
Frontier Long/Short Commodity Fund
Swap Contracts	—	—	4,220,468	4,220,468
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	5,998,541	(33,210)	—	5,965,331
Open Trade Equity (Deficit)	288,647	(50,986)	—	237,661
Swap Contracts	—	—	18,939,450	18,939,450
U.S. Treasury Securities	9,770,117	—	—	9,770,117
Frontier Select Fund
Investment in Unconsolidated Trading Companies	759,978	3,609	3,147,279	3,910,866
Open Trade Equity (Deficit)	679,310	6,712	—	686,022
U.S. Treasury Securities	2,912,611	—	—	2,912,611
Winton Fund
Investment in Unconsolidated Trading Companies	4,020,731	51,719	—	4,072,450
Open Trade Equity (Deficit)	1,123,666	98,858	—	1,222,524
U.S. Treasury Securities	15,533,863	—	—	15,533,863
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	2,735,614	9,026	—	2,744,640
Swap Contracts	—	—	8,391,414	8,391,414
U.S. Treasury Securities	3,701,890	—	—	3,701,890

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the statements of operations. Investment in unconsolidated trading company asset gains and losses (realized/unrealized) included in earnings are classified in “Change in fair value of investments in unconsolidated trading companies.” During the year ended December 31, 2017 and 2016, all identified Level 3 assets were components of the Frontier Diversified Fund, Frontier Long/Short Commodity Fund, Frontier Balanced Fund, Frontier Select Fund, and Frontier Heritage Fund.

2017:

For the Year Ended December 31, 2017

Swaps

		Frontier Long/Short
	Frontier Diversified Fund	Commodity Fund	Frontier Balanced Fund
Balance of recurring Level 3 assets as of January 1, 2017	$8,637,847	$4,220,468	$18,939,450
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—	—
Included in earnings-unrealized	(47,375)	26,621	(84,491)
Proceeds from collateral reduction	(2,214,000)	(3,850,050)	(7,514,000)
Change in ownership allocation	—	—	—
Transfers in and/or out of Level 3	—	—	—
Balance of recurring Level 3 assets as of December 31, 2017	$6,376,472	$397,039	$11,340,959

Frontier Heritage Fund
Balance of recurring Level 3 assets as of January 1, 2017	$8,391,414
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	(297,047)
Proceeds from collateral reduction	(5,000,000)
Change in ownership allocation	—
Transfers in and/or out of Level 3	—
Balance of recurring Level 3 assets as of December 31, 2017	$3,094,367

Investments in Unconsolidated Trading Companies:

Frontier Select Fund
Balance of recurring Level 3 assets as of January 1, 2017	$3,147,279
Change in fair value of investments in unconsolidated trading companies	(144,019)
Change in ownership allocation	(2,424,187)
Transfers in and/or out of Level 3	—
Balance of recurring Level 3 assets as of December 31, 2017	$579,073

2016:

For the Year Ended December 31, 2016

Swaps:

		Frontier
	Frontier	Long/Short Commodity	Frontier
	Diversified Fund	Fund	Balanced Fund
Balance of recurring Level 3 assets as of January 1, 2016	$8,685,849	$4,332,428	$19,157,520
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—	—
Included in earnings-unrealized	(48,002)	(111,960)	(218,070)
Change in ownership allocation	—	—	—
Transfers in and/or out of Level 3	—	—	—
Balance of recurring Level 3 assets as of December 31, 2016	8,637,847	$4,220,468	$18,939,450

Frontier Heritage
Fund
Balance of recurring Level 3 assets as of January 1, 2016	$7,960,268
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	431,146
Change in ownership allocation	—
Transfers in and/or out of Level 3	—
Balance of recurring Level 3 assets as of December 31, 2016	$8,391,414

Investments in Unconsolidated Trading Companies:

Frontier Select
Fund
Balance of recurring Level 3 assets as of January 1, 2016	$3,933,919
Change in fair value of investments in unconsolidated trading companies	368,596
Advance on unrealized Swap Appreciation	(1,155,236)
Transfers in and/or out of Level 3	—
Balance of recurring Level 3 assets as of December 31, 2016	$3,147,279

The Series of the Trust assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Series’ accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the year ended December 31, 2017 and year ended December 31, 2016, the Trust did not transfer any assets between Levels 1, 2 or 3.

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

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2017.

	Frontier Diversified	Frontier Long/Short
	Fund	Commodity Fund	Frontier Balanced Fund	Frontier Heritage Fund
Swap Contracts	$(47,375)	$26,621	$(84,491)	$(297,047)

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2016.

	Frontier Diversified	Frontier Long/Short
	Fund	Commodity Fund	Frontier Balanced Fund	Frontier Heritage Fund
Swap Contracts	$(48,002)	$(111,960)	$(218,070)	$431,146

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2015.

	Frontier Diversified	Frontier Long/Short
	Fund	Commodity Fund	Frontier Balanced Fund	Frontier Heritage Fund
Swap Contracts	$2,115,441	$(300,633)	$(910,566)	$419,803

4.	Swap Contracts

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of December 31, 2017, and December 31, 2016, approximately 10.2% and 9.3%, respectively, of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain swaps and is recorded as collateral within the swap fair value within the Statements of Financial Condition. The cash held with the counterparty is not restricted.

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

To help to reduce counterparty risk on the Series, the Managing Owner has the right to reduce the Series’ exposure and remove cash from the Series’ total return swaps with Deutsche Bank AG. This cash holding shall be in excess of $250,000, and may not exceed 40% of the Index exposure in total. Index exposure is defined as the total notional amount plus any profit. The funds are charged interest on this cash holding and any amount removed will be offset against the final settlement value of the swap. As of December 31, 2017, the Frontier Balanced Fund, the Frontier Diversified Fund, the Frontier Long/Short Commodity Fund and Frontier Heritage Fund, had $4,926,555, $2,500,000, $115,000, and $1,900,000, respectively, in cash holdings as shown in the Series’ Statements of Financial Conditions under advance on unrealized swap appreciation, which relates to the Trading Companies’ total return swaps with Deutsche Bank AG

The Series have invested in the following swaps as of and for the year ended December 31, 2017:

			Frontier Long/Short Commodity
	Frontier Balanced Fund	Frontier Diversified Fund	Fund	Frontier Heritage Fund
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$13,373,629	$4,651,155	$653,610	$2,072,056
Termination Date	8/2/2018	8/2/2018	8/7/2018	3/26/2018
Cash Collateral	$2,086,000	$1,186,000	$29,950	$982,500
Swap Value	$9,254,959	$5,190,472	$367,089	$2,111,867
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	($84,491)	($47,375)	$26,621	($297,047)
Fair Value as of 12/31/2017	$11,340,959	$6,376,472	$397,039	$3,094,367
Advance on swap appreciation	($4,926,555)	($2,500,000)	($115,000)	($1,900,000)

The Series have invested in the following swaps as of and for the year ended December 31, 2016:

			Frontier Long/Short Commodity
	Frontier Balanced Fund	Frontier Diversified Fund	Fund	Frontier Heritage Fund
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$22,580,043	$13,851,707	$1,877,692	$11,413,283
Termination Date	8/2/2018	8/2/2018	8/7/2018	3/26/2018
Cash Collateral	$9,600,000	$3,400,000	$3,880,000	$5,986,000
Swap Value	$9,339,450	$5,237,847	$340,468	$2,405,414
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	($218,070)	($48,002)	($111,960)	$431,146
Fair Value as of 12/31/2016	$18,939,450	$8,637,847	$4,220,468	$8,391,414
Advance on swap appreciation	($4,926,555)	($2,500,000)	($115,000)	($1,900,000)

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

The following table summarizes each of the Series’ investments in unconsolidated Trading as of December 31, 2017 and 2016:

	As of December 31, 2017		As of December 31, 2016
	Percentage of		Percentage of
	Series Total		Series Total
	Capital Invested		Capital Invested
	in Unconsolidated Trading	Fair Value	in Unconsolidated Trading	Fair Value
Series
Frontier Diversified Fund — Frontier Trading Companies II and XXXVIII	10.37%	$2,225,210	7.44%	$4,201,628

Frontier Masters Fund — Frontier Trading Companies II, XV and XXXVIII	12.55%	$1,501,142	38.79%	$6,678,106

Frontier Long/Short Commodity Fund — Frontier Trading Company XXXVIII	2.86%	$121,510	—	—

Frontier Balanced Fund — Frontier Trading Companies II and XXXVIII	6.59%	$3,178,176	7.25%	$5,965,331

Frontier Select Fund — Frontier Trading Companies XXXVIII and XXXIX	9.86%	$670,863	24.33%	$3,910,866

Frontier Winton Fund — Frontier Trading Companies II and XXXVIII	53.79%	$7,987,575	9.96%	$4,072,450

Frontier Heritage Fund — Frontier Trading Companies II and XXXVIII	22.66%	$1,536,631	20.48%	$2,744,640

The Galaxy Plus entities are made up a feeder funds in which the Series invest and master trading entities into which the feeder funds invest. No investment held by the Galaxy Plus master trading entity is greater than 5% of the Series’ total capital.

The following table summarizes each of the Series’ equity in earnings from unconsolidated Trading and private investment companies for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017				Year Ended December 31, 2016				Year Ended December 31, 2015
			Change in				Change in				Change in
	Trading	Realized	Unrealized	Net Income	Trading	Realized	Unrealized	Net Income	Trading	Realized	Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)
Frontier Diversified Fund
Frontier Trading Company I LLC	$—	$—	$—	$—	$(260,168)	$1,794,827	$(157,591)	$1,377,068	$(174,766)	$636,671	$(1,288,141)	$(826,236)
Frontier Trading Company II LLC	(48,869)	156,232	276,848	384,211	(41,971)	375,453	(167,387)	166,096	(14,685)	1,025,202	(406,220)	604,297
Frontier Trading Company VII, LLC	—	—	—	—	(80,881)	(566,171)	2,065,216	1,418,164	(314,705)	4,741,557	(2,805,251)	1,621,601
Frontier Trading Company XIV, LLC	—	—	—	—	—	—	—	—	—	—	—	—
Frontier Trading Company XV, LLC	—	—	—	—	—	—	—	—	—	—	—	—
Frontier Trading Company XXIII, LLC	—	—	—	—	(35,775)	705,939	(7,381)	662,782	(74,373)	591,314	(260,757)	256,184
Frontier Trading Company XXXVIII, LLC	—	—	(224,202)	(224,202)	(27,594)	(774,261)	219,387	(582,468)	(32,830)	(469,048)	(312,060)	(813,938)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(55,188)	(182,610)	116,882	(120,916)	(3,869)	(34,071)	(105,274)	(143,214)	—	—	—	—
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	(67,735)	35,477	153,846	121,588	(149,772)	298,066	(250,532)	(102,238)	—	—	—	—
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(59,477)	250,674	(136,456)	54,741	(27,745)	85,845	9,802	67,902	—	—	—	—
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(412,997)	1,583,252	(75,903)	1,094,352	(183,726)	1,333,450	(536,657)	613,067	—	—	—	—
Galaxy Plus Fund - FORT Global Managed Futures Feeder Fund (510) LLC	(99,839)	115,249	677,850	693,260	(77,260)	(333,316)	(134,742)	(545,318)	—	—	—	—
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	—	(45,709)	(334,192)	(379,901)	—	—	168,157	168,157	—	—	—	—
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(749,673)	3,193,229	(842,961)	1,600,595	(150,214)	1,801,432	126,477	1,777,695	—	—	—	—
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	(194,695)	254,498	78,293	138,096	(187,460)	(50,960)	(3,553)	(241,973)	—	—	—	—
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(75,783)	(1,497,818)	1,068,306	(505,295)	(100,928)	(1,316,487)	181,341	(1,236,074)	—	—	—	—
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(209,745)	89,430	106,590	(13,725)	—	—	—	—	—	—	—	—
Total	$(1,974,001)	$3,951,904	$864,901	$2,842,804	$(1,327,363)	$3,319,746	$1,407,263	$3,399,647	$(611,359)	$6,525,696	$(5,072,429)	$841,908

Frontier Masters Fund
Frontier Trading Company I LLC	$—	$—	$—	$—	$(8,585)	$(261,142)	$(80,621)	$(350,348)	$(19,418)	$1,409,880	$(731,212)	$659,250
Frontier Trading Company II LLC	11,194	91,810	146,656	249,660	(47,472)	224,660	(93,987)	83,200	(9,119)	572,163	(270,658)	292,386
Frontier Trading Company XIV, LLC	—	—	—	—	—	—	—	—	—	—	—	—
Frontier Trading Company XV, LLC	(82,918)	(175,490)	(115,394)	(373,802)	(81,133)	556,129	515,821	990,817	(58,573)	672,604	(578,027)	36,004
Frontier Trading Company XXXVIII, LLC	—	—	(93,709)	(93,709)	(14,141)	(157,740)	(2,979)	(174,860)	(13,922)	(268,618)	(95,734)	(378,274)
Frontier Trading Company VII, LLC	—	—	—	—	(48,485)	(371,921)	1,208,006	787,600	(173,078)	5,008,076	(3,958,426)	876,572
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	(105,364)	(14,449)	236,001	116,188	(137,582)	164,544	(213,762)	(186,800)	—	—	—	—
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(349,413)	889,938	137,925	678,450	(174,044)	803,903	(290,958)	338,901	—	—	—	—
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(138,276)	125,302	33,814	20,840	—	—	—	—	—	—	—	—
Galaxy Plus Fund - TT Feeder Fund (531) LLC	(33,390)	107,798	386,850	461,258	—	—	—	—	—	—	—	—
Total	$(698,167)	$1,024,909	$732,143	$1,058,885	$(511,443)	$958,432	$1,041,519	$1,488,510	$(274,110)	$7,394,105	$(5,634,057)	$1,485,938

Frontier Long/Short Commodity Fund
Frontier Trading Company I LLC	$—	$—	$—	$—	$(4,003)	$(145,864)	$(32,717)	$(182,583)	$(2,922)	$156,796	$2,785	$156,659
Frontier Trading Companies VII, LLC	—	—	—	—	(30,875)	12,784	312,798	294,706	(242,250)	2,483,192	(2,226,339)	14,603
Frontier Trading Companies XVIII, LLC	—	—	—	—	—	—	—	—	—	—	—	—
Frontier Trading Company XXXVIII, LLC	—	—	83,337	83,337	481	(202,254)	(106,559)	(308,333)	(7,510)	(34,498)	(63,213)	(105,221)
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	(58,270)	(44,691)	131,796	28,835	(80,356)	76,603	(60,807)	(64,560)	—	—	—	—
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(252,117)	739,903	(37,228)	450,558	(144,093)	371,651	(44,364)	183,194	—	—	—	—
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(570,790)	114,105	(350,050)	(806,735)	—	—	(321,568)	(321,568)	—	—	—	—
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(86,452)	52,022	8,761	(25,669)	—	—	—	—	—	—	—	—
Total	$(967,629)	$861,339	$(163,384)	$(269,674)	$(258,847)	$112,919	$(253,217)	$(399,144)	$(252,682)	$2,605,490	$(2,286,767)	$66,041

Frontier Balanced Fund
Frontier Trading Company I LLC	$—	$—	$—	$—	$(291,912)	$2,837,851	$335,254	2,881,192	$(398,418)	$5,226,529	$700,620	$5,528,731
Frontier Trading Company II LLC	(37,051)	216,451	643,952	823,352	(46,423)	503,024	(202,956)	253,645	(19,305)	1,235,015	(499,116)	716,594
Frontier Trading Company V LLC	—	—	—	—	—	—	—	—	—	—	—	—
Frontier Trading Company VII, LLC	—	—	—	—	(97,941)	(464,066)	2,290,012	1,728,005	—	—	—	—
Frontier Trading Company XIV, LLC	—	—	—	—	—	—	—	—	(351,880)	5,102,783	(3,041,589)	1,709,314
Frontier Trading Company XV, LLC	—	—	—	—	—	—	—	—	(140)	(89,150)	89,443	153
Frontier Trading Company XVIII, LLC	—	—	—	—	—	—	—	—	—	—	—	—
Frontier Trading Company XXXVIII, LLC	—	—	(221,954)	(221,954)	(50,346)	(933,870)	45,351	(938,865)	(50,360)	(940,340)	(356,821)	(1,347,521)
Frontier Trading Company XXXIX, LLC	—	—	—	—	1,439	9,370	—	10,809	—	—	—	—
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(84,742)	(108,935)	133,971	(59,706)	(4,516)	(51,106)	(157,835)	(213,457)	—	—	—	—
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(87,814)	166,259	28,649	107,094	(38,036)	146,344	14,161	122,469	—	—	—	—
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(526,858)	1,573,493	254,603	1,301,238	(198,195)	1,635,772	(663,594)	773,983	—	—	—	—
Galaxy Plus Fund - FORT Global Managed Futures Feeder Fund (510) LLC	(169,058)	269,435	1,297,311	1,397,688	(107,226)	(573,181)	(250,610)	(931,017)	—	—	—	—
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	—	(186,384)	(829,385)	(1,015,769)	—	—	475,116	475,116	—	—	—	—
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(1,157,339)	5,058,252	(1,141,007)	2,759,906	(190,774)	2,874,017	206,726	2,889,969	—	—	—	—
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	(209,350)	283,034	(11,009)	62,675	(194,640)	(62,341)	(4,212)	(261,193)	—	—	—	—
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(30,339)	(349,497)	261,271	(118,565)	(25,081)	(394,581)	54,174	(365,488)	—	—	—	—
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(284,512)	242,861	275,849	234,198	—	—	—	—	—	—	—	—
Total	$(2,587,063)	$7,164,969	$692,251	$5,270,157	$(1,243,650)	$5,527,232	$2,141,586	$6,425,168	$(820,103)	$10,534,837	$(3,107,463)	$6,607,271

Frontier Select Fund
Frontier Trading Company XV, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(551)	$(27,784)	$2,173	$(25,285)
Frontier Trading Company XXXVIII, LLC	—	—	(70,862)	(70,862)	(6,694)	107,531	15,974	116,811	(2,400)	(20,889)	2,353	(21,812)
Frontier Trading Company XXXIX, LLC	—	—	(223,214)	(223,214)	(3,394)	—	255,179	251,785	—	—	208,164	208,164
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(88,462)	106,142	196,941	214,621	—	—	—	—	—	—	—	—
Galaxy Plus Fund - TT Feeder Fund (531) LLC	(64,931)	5,736	259,360	200,165	—	—	—	—	—	—	—	—
Total	$(153,393)	$111,878	$162,225	$120,710	$(10,088)	$107,531	$271,153	$368,596	$(2,951)	$(48,673)	$212,690	$161,067

Frontier Winton Fund
Frontier Trading Company II LLC	$—	$—	$551,467	$551,467	$—	$—	$—	$—	$(30,241)	$1,667,631	$(315,582)	$1,321,808
Frontier Trading Company XXXVIII ,LLC	—	—	(217,479)	(217,479)	(47,781)	(149,255)	16,046	(180,989)	(29,071)	(537,770)	(197,417)	(764,258)
Total	$—	$—	$333,988	$333,988	$(47,781)	$(149,255)	$16,046	$(180,989)	$(59,312)	$1,129,861	$(512,999)	$557,550

Frontier Heritage Fund
Frontier Trading Company II LLC	$(61,563)	$113,582	$388,393	$440,412	$(70,018)	$271,702	$(119,174)	$82,510	$(9,825)	$656,945	$(261,763)	$385,357
Frontier Trading Company XXXVIII, LLC	—	—	(94,835)	(94,835)	(10,777)	(5,851)	(10,397)	(27,026)	(6,511)	(117,306)	(41,273)	(165,090)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(77,782)	80,577	206,064	208,859	—	—	—	—	—	—	—	—
Total	$(139,345)	$194,159	$499,622	$554,436	$(80,795)	$265,851	$(129,571)	$55,484	$(16,336)	$539,639	$(303,036)	$220,267

The Series investments in private investment companies have certain redemption and liquidity restrictions which are described in the following table:

	Redemptions	Redemptions	Liquidity
	Notice Period	Permitted	Restrictions
Frontier Diversified Fund
Multi-Strategy
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	24 hours	Daily	None
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None
Option Trading
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	24 hours	Daily	None

Frontier Masters Fund
Trend Following
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	24 hours	Daily	None
Galaxy Plus Fund - TT Feeder Fund (531) LLC	24 hours	Weekly	None
Multi-Strategy
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None

Frontier Long/Short Commodity Fund
Trend Following
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	24 hours	Daily	None
Multi-Strategy
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	24 hours	Daily	None
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None

Frontier Balanced Fund
Multi-Strategy
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	24 hours	Daily	None
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None
Option Trading
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	24 hours	Daily	None

Frontier Select Fund
Trend Following
Galaxy Plus Fund - TT Feeder Fund (531) LLC	24 hours	Weekly	None

6.	Transactions with Affiliates

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

Expenses

Management Fees—Each Series of Units pays to the Managing Owner a monthly management fee equal to a percentage of the notional assets of such Series allocated to Trading Companies, calculated on a daily basis. In addition, the Managing Owner receives a monthly management equal to a certain percentage of the assets in the Galaxy Plus entities attributable to such Series’ (including notional assets), calculated on a monthly basis. The management fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. The total amount of assets of a Series allocated to Trading Advisors and/or reference programs, including (i) actual funds deposited in accounts directed by the Trading Advisors or deposited as margin in respect of swaps or other derivative instruments referencing a reference program plus (ii) any notional equity allocated to the Trading Advisors and any reference programs, is referred to herein as the “notional assets” of the Series. The annual rate of the management fee is: 0.5% for the Frontier Balanced Fund Class 1, Class 2 and Class 3, 1.0% for the Frontier Balanced Fund Class 1AP, Class 2a and Class 3a, 2.0% for the Frontier Winton Fund, Frontier Long/Short Commodity Fund Class 1a, Class 2a, and Class 3a and Frontier Masters Fund, 0.75% for Frontier Diversified Fund, 2.5% for the Frontier Heritage Fund and Frontier Select Fund, and 3.5% for the Frontier Long/Short Commodity Fund Class 1, Class 2 and Class 3. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) and/or waive (up to the percentage specified) any such management fee to the extent any related management fee is paid by a trading company or estimated management fee is embedded in a swap or other derivative instrument. Any management fee embedded in a swap or other derivative instrument may be greater or less than the management fee that would otherwise be charged to the Series by the Managing Owner.

As of the date of this report, for a Series that has invested in a swap, the Managing Owner or Trading Advisor(s) do not receive any management fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. As of December 31, 2017, the management fee embedded in (i) swaps owned by Frontier Diversified Fund was 1.00% per annum, (ii) swaps owned by Frontier Balanced Fund was 1.00% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 1.50% per annum, and (iv) swaps owned by Frontier Heritage Fund was 1.00% per annum and the Managing Owner has waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded management fee was accrued on the relevant notional amount of the swap.

The management fee as a percentage of the applicable Series’ notional assets will be greater than the percentage of the applicable Series’ net asset value to the extent that the notional assets of the Series exceeds its net asset value. The Managing Owner expects that the notional assets of each Series will generally be maintained at a level in excess of the net asset value of such Series and such excess may be substantial to the extent the Managing Owner deems necessary to achieve the desired level of volatility.

Trading Fees— In connection with each Series’ trading activities, from January 1, 2016 through October 23, 2016, the Frontier Balanced Fund, Frontier Select Fund, Frontier Winton Fund and Frontier Heritage Fund paid to the Managing Owner a trading fee, or FCM Fee, of up to 0.75% per annum of such Series’ NAV, calculated daily; thereafter each of the Series pays to the Managing Owner a FCM Fee of up to 2.25% per annum of notional assets allocated to the trading advisors, including through investments in commodity pools available on the Galaxy Plus Platform, and any reference programs of the applicable Series. From January 1, 2016 through April 28, 2016, the Frontier Diversified Fund, Frontier Long/Short Commodity Fund and Frontier Masters Fund paid to the Managing Owner a FCM Fee of up to 2.25% and a custodial/due diligence fee of 0.12% of such Series’ NAV, calculated daily; thereafter each of such Series pays to the Managing Owner a FCM Fee of up to 2.25% of notional assets allocated to the trading advisors, including through investments in commodity pools available on the Galaxy Plus Platform, and a custodial/due diligence fee of 0.12% of such Series’ NAV, calculated daily.

Incentive Fees—Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated in the Trading Companies by such Series, monthly or quarterly. In addition, the Managing Owner receives a quarterly incentive fee of a certain percentage of new net trading profits generated in the Galaxy Plus entities that have been allocated to the Series. The incentive fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. Because the Frontier Diversified Fund, Frontier Masters Fund, Frontier Balanced Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Long/Short Commodity Fund may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Frontier Balanced Fund and the Frontier Diversified Fund and 20% for the Frontier Winton Fund, Frontier Heritage Fund, Frontier Select Fund, Frontier Long/Short Commodity Fund and Frontier Masters Fund. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series. As of the date of this report, for a Series that has invested in a swap, the Managing Owner or Trading Advisor(s) do not receive any incentive fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. As of December 31, 2017, the range of incentive fees embedded in (i) swaps owned by Frontier Diversified Fund was 20-25% per annum, (ii) swaps owned by Frontier Balanced Fund was 20-25% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 25% per annum, and (iv) swaps owned by Frontier Heritage Fund was 15% per annum, and the Managing Owner has waived the entire incentive fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded incentive fee was accrued based on the net new trading profits of the swap.

Service Fees—Investors who have purchased Class 1 or Class 1a Units of Frontier Diversified Fund, Frontier Masters Fund, and Frontier Long/Short Commodity Fund are charged a service fee of up to two percent (2.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to two percent (2.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 and Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to two percent (2.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. Investors who have purchased Class 1 or Class 1a Units of Frontier Balanced Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Winton Fund are charged a service fee of up to three percent (3.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 and Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to selling agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Frontier Diversified Fund and Frontier Masters Fund or Class 2a Units of the Frontier Long/Short Commodity Fund sold) until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series for administrative purposes. Currently the service fee is not charged to Class 1AP investors. The Managing Owner may also pay selling agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such selling agents.

The following table summarizes fees earned by the Managing Owner and the Former Managing Owner for the years ended December 31, 2017, 2016 and 2015.

For the Year Ended December 31, 2017	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee
Frontier Diversified Fund	$(50,661)	$69,478	$132,465	$1,347,386
Frontier Masters Fund	—	184,365	89,344	672,227
Frontier Long/Short Commodity Fund	(144,752)	—	13,672	234,923
Frontier Balanced Fund	40,189	107,368	1,409,337	2,058,870
Frontier Select Fund	—	84,734	220,938	176,459
Frontier Winton Fund	(75,099)	877,626	465,225	565,481
Frontier Heritage Fund	(4,603)	193,000	182,048	191,996

For the Year Ended December 31, 2016	Incentive Fee	Management Fee	Service Fee	Trading Fee
Frontier Diversified Fund	$1,144,159	$503,844	$247,399	$1,435,003
Frontier Masters Fund	245,244	452,071	151,627	537,884
Frontier Long/Short Commodity Fund	46,931	201,423	66,889	191,525
Frontier Balanced Fund	1,395,151	494,734	1,833,220	909,129
Frontier Select Fund	41,072	271,176	351,053	115,267
Frontier Winton Fund	99,067	1,069,141	681,308	320,680
Frontier Heritage Fund	9,072	242,764	254,775	104,146

For the Year Ended December 31, 2015	Incentive Fee	Management Fee	Service Fee	Trading Fee
Frontier Diversified Fund	$2,068,435	$983,948	$412,335	$1,394,350
Frontier Masters Fund	618,626	696,963	226,790	579,677
Frontier Long/Short Commodity Fund	322,090	532,836	109,284	243,193
Frontier Balanced Fund	1,707,167	1,029,988	2,113,776	740,451
Frontier Select Fund	158,971	304,539	395,169	110,262
Frontier Winton Fund	715,409	1,199,380	764,354	288,023
Frontier Heritage Fund	132,676	280,570	287,946	96,359

The following table summarizes fees payable to the Managing Owner and Former Managing Owner as of December 31, 2017 and 2016.

As of December 31, 2017

	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees
Frontier Diversified Fund	$12,847	$4,049	$—	$3,614	$61,188
Frontier Masters Fund	—	8,949	—	3,570	49,131
Frontier Long/Short Commodity Fund	—	—	103	172	9,125
Frontier Balanced Fund	40,189	11,465	2,528	88,149	140,868
Frontier Select Fund	—	—	1,358	14,743	14,898
Frontier Winton Fund	—	53,039	20,992	26,714	43,573
Frontier Heritage Fund	—	13,471	2,608	11,483	15,703

As of December 31, 2016

	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees
Frontier Diversified Fund	$—	$23,496	$—	$15,193	$147,183
Frontier Masters Fund	—	50,174	—	9,037	57,890
Frontier Long/Short Commodity Fund	—	—	—	3,542	23,478
Frontier Balanced Fund	—	25,217	21,606	129,956	203,324
Frontier Select Fund	—	21,219	3,518	25,966	18,129
Frontier Winton Fund	—	256,824	30,730	39,370	55,142
Frontier Heritage Fund	—	56,501	7,420	16,457	17,953

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

Aggregate interest income from all sources, including U.S. Treasury Securities assets net of premiums and cash held at clearing brokers, of up to the first 2% (annualized) of average net assets less any fair market value related to swaps is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2), Frontier Winton Fund, Frontier Select Fund, and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund, Frontier Masters Fund, and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 20% of the total interest allocated to each Series is paid to the Managing Owner from January 1, 2016 through April 28, 2016; thereafter 100% of the interest is retained by the respective Series.

The following table outlines the amounts paid by each Series to the Managing Owner and Former Managing Owner and its ratio to average net assets for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015	2017	2016	2015
	Gross Amount	Gross Amount	Gross Amount
	Paid to the	Paid to the	Paid to the	Ratio to	Ratio to	Ratio to
	Managing	Managing	Managing	Average Net	Average Net	Average Net
	Owner	Owner	Owner	Assets	Assets	Assets
Frontier Diversified Fund Class 1	$(3,860)	$9,494	$42,063	-0.12%	0.12%	0.26%
Frontier Diversified Fund Class 2	(19,555)	39,041	88,023	-0.18%	0.11%	0.26%
Frontier Diversified Fund Class 3	(7,071)	12,736	20,751	-0.07%	0.10%	0.25%
Frontier Masters Fund Class 1	(4,988)	9,336	27,443	-0.16%	0.14%	0.27%
Frontier Masters Fund Class 2	(5,113)	9,303	22,999	-0.14%	0.14%	0.27%
Frontier Masters Fund Class 3	(5,881)	8,976	14,793	-0.10%	0.13%	0.27%
Frontier Long/Short Commodity Fund Class 2	211	197	2,633	0.07%	0.02%	0.22%
Frontier Long/Short Commodity Fund Class 3	1,942	1,391	15,721	0.07%	0.03%	0.22%
Frontier Long/Short Commodity Fund Class 1a	533	1,108	11,732	0.24%	0.03%	0.22%
Frontier Long/Short Commodity Fund Class 2a	233	282	3,498	0.05%	0.02%	0.22%
Frontier Long/Short Commodity Fund Class 3a	189	171	1,695	0.02%	0.02%	0.21%
Frontier Balanced Fund Class 1	204,989	450,536	805,984	0.49%	0.74%	1.15%
Frontier Balanced Fund Class 1AP	2,627	5,135	8,750	0.45%	0.74%	1.14%
Frontier Balanced Fund Class 2	55,580	165,519	278,159	0.69%	0.73%	1.14%
Frontier Balanced Fund Class 2a	516	828	1,311	0.10%	0.15%	0.23%
Frontier Balanced Fund Class 3a	1,314	3,650	5,976	0.09%	0.15%	0.23%
Frontier Select Fund Class 1	31,053	38,569	65,986	0.58%	0.33%	0.50%
Frontier Select Fund Class 1AP	94	135	244	1.68%	0.32%	0.50%
Frontier Select Fund Class 2	4,681	4,752	7,429	0.55%	0.33%	0.50%
Frontier Winton Fund Class 1	76,277	315,194	450,697	0.59%	1.39%	1.77%
Frontier Winton Fund Class 1AP	149	518	676	0.43%	1.39%	1.77%
Frontier Winton Fund Class 2	41,050	167,500	209,259	0.42%	1.39%	1.62%
Frontier Heritage Fund Class 1	40,215	76,936	113,684	0.67%	0.91%	1.19%
Frontier Heritage Fund Class 1AP	36	340	726	0.16%	1.00%	1.18%
Frontier Heritage Fund Class 2	10,965	26,337	37,732	1.28%	0.91%	1.18%

Total	$426,185	$1,347,984	$2,237,964

Related Parties—

During 2017, Frontier Diversified Fund and Frontier Masters Fund borrowed from the pooled cash management account to fund a portion of its investments in Galaxy Plus entities. As of December 31, 2017, the Diversified Fund and Frontier Masters Fund owes the other Series $0 an $0, respectively. Frontier Diversified Fund and Frontier Masters Fund were charged an annual interest rate of 0.25% on this borrowing.

The Series administrator is Gemini Hedge Fund Services, LLC. Gemini Hedge Fund Services, LLC is an affiliate of the Sponsor.

The Series transfer agency provider is Gemini Fund Services, LLC. Gemini Fund Services, LLC is an affiliate of the Sponsor.

7.	Financial Highlights

The following information presents the financial highlights of the Series for the years ended December 31, 2017, 2016 and 2015. This data has been derived from the information presented in the financial statements.

For the year ended December 31, 2017

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 1a	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2016	$116.43	$132.94	$123.27	$112.80	$128.78	$119.89	$92.78	$129.56	$105.67	$130.80	$107.50
Net operating results:
Interest income	0.29	0.34	0.31	0.61	0.70	0.65	0.01	0.00	(0.01)	0.00	0.00
Expenses	(8.27)	(4.76)	(4.39)	(9.05)	(7.54)	(6.99)	(4.71)	(3.55)	(2.89)	(3.61)	(2.94)
Net gain/(loss) on investments, net of non-controlling interests	7.96	6.67	6.49	10.38	11.33	10.85	(6.73)	(10.20)	(9.18)	(5.69)	(6.57)
Net income/(loss)	(0.02)	2.25	2.41	1.94	4.49	4.51	(11.43)	(13.75)	(12.08)	(9.30)	(9.51)
Net asset value, December 31, 2017	$116.41	$135.19	$125.68	$114.74	$133.27	$124.40	$81.35	$115.81	$93.59	$121.50	$97.99

Ratios to average net assets
Net investment income/(loss)	-9.18%	-4.41%	-4.41%	-10.21%	-7.19%	-7.19%	-7.09%	-4.08%	-4.08%	-4.08%	-4.16%
Expenses before incentive fees (3)(4)	9.65%	4.88%	4.88%	10.95%	7.93%	7.93%	7.99%	4.98%	4.98%	4.98%	5.31%
Expenses after incentive fees (3)(4)	9.52%	4.75%	4.75%	10.95%	7.93%	7.93%	7.09%	4.08%	4.08%	4.08%	4.16%
Total return before incentive fees (2)	-0.15%	1.56%	1.82%	1.72%	3.49%	3.76%	-13.23%	-11.52%	-12.34%	-8.02%	-10.00%
Total return after incentive fees (2)	-0.02%	1.69%	1.96%	1.72%	3.49%	3.76%	-12.32%	-10.61%	-11.43%	-7.11%	-8.85%

	Frontier Balanced Fund						Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a		Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2016	$134.80	$144.97	$194.99	$169.05	$168.49		$94.06	$101.16	$134.25
Net operating results:
Interest income	0.05	0.05	0.07	0.06	0.06		0.00	0.00	0.00
Expenses	(8.66)	(5.04)	(6.80)	(5.90)	(5.87)		(5.33)	(2.99)	(3.98)
Net gain/(loss) on investments, net of non-controlling interests	9.77	10.58	14.64	12.56	12.50		1.54	1.85	2.46
Net income/(loss)	1.16	5.59	7.91	6.72	6.69		(3.79)	(1.14)	(1.52)
Net asset value, December 31, 2017	$135.96	$150.56	$202.90	$175.77	$175.18		$90.27	$100.02	$132.73

Ratios to average net assets
Net investment income/(loss)	-8.50%	-4.51%	-4.51%	-4.51%	-4.51%		-8.23%	-4.24%	-4.24%
Expenses before incentive fees (3)(4)	8.48%	4.49%	4.49%	4.49%	4.49%		8.23%	4.24%	4.24%
Expenses after incentive fees (3)(4)	8.54%	4.56%	4.56%	4.56%	4.56%		8.23%	4.24%	4.24%
Total return before incentive fees (2)	0.92%	3.92%	4.12%	4.04%	4.03%		-4.03%	-1.13%	-1.13%
Total return after incentive fees (2)	0.86%	3.86%	4.06%	3.98%	3.97%		-4.03%	-1.13%	-1.13%

	Frontier Winton Fund			Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2016	$154.51	$166.17	$210.98	$119.58	$128.60	$172.10
Net operating results:
Interest income	0.32	0.35	0.44	0.00	0.00	0.00
Expenses	(13.04)	(9.32)	(11.79)	(9.12)	(6.22)	(8.35)
Net gain/(loss) on investments, net of non-controlling interests	17.29	19.24	16.87	10.73	11.90	15.95
Net income/(loss)	4.57	10.27	5.52	1.61	5.68	7.60
Net asset value, December 31, 2017	$159.08	$176.44	$216.50	$121.19	$134.28	$179.70

Ratios to average net assets
Net investment income/(loss)	-11.41%	-7.42%	-7.42%	-10.67%	-6.68%	-6.68%
Expenses before incentive fees (3)(4)	11.98%	8.00%	8.00%	10.73%	6.74%	6.74%
Expenses after incentive fees (3)(4)	11.69%	7.71%	7.71%	10.67%	6.68%	6.68%
Total return before incentive fees (2)	2.67%	5.89%	2.33%	1.29%	4.36%	4.36%
Total return after incentive fees (2)	2.96%	6.18%	2.62%	1.35%	4.42%	4.42%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.
(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees are included in the total return.

For the year ended December 31, 2016

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 1a	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2015	$115.52	$129.60	$119.87	$112.87	$126.60	$117.57	$94.76	$132.10	$106.19	$132.14	$106.86
Net operating results:
Interest income	0.67	0.75	0.70	0.77	0.87	0.81	0.19	0.26	0.20	0.26	0.21
Expenses	(10.13)	(7.17)	(6.64)	(9.79)	(8.07)	(7.50)	(5.68)	(5.17)	(4.17)	(5.18)	(4.21)
Net gain/(loss) on investments, net of non-controlling interests	10.37	9.76	9.34	8.95	9.38	9.01	3.50	2.37	3.46	3.58	4.64
Net income/(loss)	0.91	3.34	3.40	(0.07)	2.18	2.32	(1.98)	(2.54)	(0.52)	(1.34)	0.64
Net asset value, December 31, 2016	$116.43	$132.94	$123.27	$112.80	$128.78	$119.89	$92.78	$129.56	$105.67	$130.80	$107.50

Ratios to average net assets
Net investment income/(loss)	-10.07%	-5.79%	-5.79%	-9.87%	-6.84%	-6.84%	-7.65%	-4.84%	-4.84%	-4.84%	-4.83%
Expenses before incentive fees (3)(4)	8.82%	4.54%	4.54%	9.54%	6.51%	6.51%	7.49%	4.68%	4.68%	4.68%	4.63%
Expenses after incentive fees (3)(4)	10.83%	6.55%	6.55%	10.75%	7.72%	7.72%	7.91%	5.10%	5.10%	5.10%	5.09%
Total return before incentive fees (2)	2.79%	4.58%	4.84%	1.15%	2.93%	3.18%	-1.67%	-1.50%	-0.07%	-0.60%	1.05%
Total return after incentive fees (2)	0.79%	2.58%	2.84%	-0.06%	1.72%	1.97%	-2.09%	-1.92%	-0.49%	-1.01%	0.60%

	Frontier Balanced Fund						Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a		Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2015	$128.03	$133.59	$179.69	$154.88	$154.37		$90.35	$94.28	$125.11
Net operating results:
Interest income	0.15	0.15	0.21	0.18	0.18		0.01	0.00	0.01
Expenses	(8.21)	(4.49)	(6.04)	(5.22)	(5.21)		(6.11)	(3.30)	(4.37)
Net gain/(loss) on investments, net of non-controlling interests	14.83	15.72	21.13	19.21	19.15		9.81	10.18	13.50
Net income/(loss)	6.77	11.38	15.30	14.17	14.12		3.71	6.88	9.14
Net asset value, December 31, 2016	$134.80	$144.97	$194.99	$169.05	$168.49		$94.06	$101.16	$134.25

Ratios to average net assets
Net investment income/(loss)	-7.65%	-3.62%	-3.62%	-3.62%	-3.62%		-8.44%	-4.26%	-4.24%
Expenses before incentive fees (3)(4)	6.20%	2.16%	2.16%	2.16%	2.16%		8.14%	3.94%	3.94%
Expenses after incentive fees (3)(4)	7.80%	3.77%	3.77%	3.77%	3.77%		8.45%	4.26%	4.26%
Total return before incentive fees (2)	6.89%	10.12%	10.12%	10.75%	10.75%		4.42%	7.61%	7.62%
Total return after incentive fees (2)	5.29%	8.52%	8.51%	9.15%	9.15%		4.11%	7.30%	7.31%

	Frontier Winton Fund			Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2015	$164.17	$171.31	$217.51	$124.27	$129.67	$173.54
Net operating results:
Interest income	0.04	0.04	0.05	0.02	0.00	0.02
Expenses	(12.41)	(7.86)	(9.99)	(7.76)	(4.25)	(5.60)
Net gain/(loss) on investments, net of non-controlling interests	2.72	2.68	3.41	3.05	3.18	4.14
Net income/(loss)	(9.66)	(5.14)	(6.53)	(4.69)	(1.07)	(1.44)
Net asset value, December 31, 2016	$154.51	$166.17	$210.98	$119.58	$128.60	$172.10

Ratios to average net assets
Net investment income/(loss)	-9.91%	-5.88%	-5.88%	-8.17%	-4.15%	-4.14%
Expenses before incentive fees (3)(4)	9.66%	5.63%	5.63%	8.11%	4.07%	4.07%
Expenses after incentive fees (3)(4)	9.94%	5.91%	5.91%	8.19%	4.15%	4.15%
Total return before incentive fees (2)	-5.60%	-2.71%	-2.72%	-3.69%	-0.75%	-0.75%
Total return after incentive fees (2)	-5.88%	-3.00%	-3.00%	-3.77%	-0.83%	-0.83%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.
(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees are included in the total return.

For the year ended December 31, 2015

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 2	Class 3	Class 1a	Class 2a	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2014	$113.09	$124.67	$115.03	$116.61	$128.53	$119.06	$138.30	$138.34	$101.12	$111.35	$111.77
Net operating results:
Interest income	1.25	1.38	1.27	1.26	1.39	1.29	1.30	1.30	0.94	1.04	1.04
Expenses	(12.26)	(10.18)	(9.38)	(11.75)	(10.13)	(9.34)	(10.10)	(10.10)	(9.53)	(8.12)	(8.06)
Net gain/(loss) on investments, net of non-controlling interests	13.46	13.73	12.95	6.75	6.81	6.56	2.60	2.60	2.23	1.92	2.11
Net income/(loss)	2.43	4.93	4.84	(3.74)	(1.93)	(1.49)	(6.20)	(6.20)	(6.36)	(5.16)	(4.91)
Net asset value, December 31, 2015	$115.52	$129.60	$119.87	$112.87	$126.60	$117.57	$132.10	$132.14	$94.76	$106.19	$106.86

Ratios to average net assets (3)
Net investment income/(loss)	-9.10%	-6.56%	-6.56%	-8.92%	-6.70%	-6.70%	-6.03%	-6.03%	-8.11%	-6.03%	-6.03%
Expenses before incentive fees (4)	6.60%	4.06%	4.06%	7.45%	5.23%	5.23%	4.89%	4.89%	6.97%	4.89%	4.78%
Expenses after incentive fees (4)	10.13%	7.59%	7.59%	9.99%	7.77%	7.77%	6.91%	6.91%	9.00%	6.91%	6.91%
Total return before incentive fees (2)	5.68%	7.49%	7.74%	-0.67%	1.03%	1.28%	-2.46%	-2.45%	-4.26%	-2.61%	-2.26%
Total return after incentive fees (2)	2.15%	3.95%	4.21%	-3.21%	-1.50%	-1.25%	-4.48%	-4.48%	-6.29%	-4.63%	-4.39%

	Frontier Balanced Fund						Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a		Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2014	$131.54	$133.20	$179.16	$153.02	$152.52		$95.61	$96.82	$128.48
Net operating results:
Interest income	0.04	0.04	0.06	0.05	0.05		0.00	0.00	0.00
Expenses	(8.91)	(4.94)	(6.65)	(5.70)	(5.68)		(6.63)	(3.84)	(5.11)
Net gain/(loss) on investments, net of non-controlling interests	5.36	5.29	7.12	7.51	7.50		1.37	1.30	1.74
Net income/(loss)	(3.51)	0.39	0.53	1.86	1.85		(5.26)	(2.54)	(3.37)
Net asset value, December 31, 2015	$128.03	$133.59	$179.69	$154.88	$154.37		$90.35	$94.28	$125.11

Ratios to average net assets (3)
Net investment income/(loss)	-6.50%	-3.50%	-3.50%	-3.50%	-3.50%		-6.91%	-3.91%	-3.91%
Expenses before incentive fees (4)	4.80%	1.80%	1.80%	1.80%	1.80%		5.82%	2.82%	2.82%
Expenses after incentive fees (4)	6.53%	3.53%	3.53%	3.53%	3.53%		6.91%	3.91%	3.91%
Total return before incentive fees (2)	-0.94%	2.02%	2.03%	2.95%	2.95%		-4.42%	-1.54%	-1.54%
Total return after incentive fees (2)	-2.67%	0.29%	0.30%	1.22%	1.21%		-5.50%	-2.62%	-2.62%

	Frontier Winton Fund			Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2014	$175.95	$178.18	$226.23	$130.28	$131.93	$176.56
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(15.25)	(10.28)	(13.06)	(9.27)	(5.42)	(7.26)
Net gain/(loss) on investments, net of non-controlling interests	3.47	3.41	4.34	3.26	3.16	4.24
Net income/(loss)	(11.78)	(6.87)	(8.72)	(6.01)	(2.26)	(3.02)
Net asset value, December 31, 2015	$164.17	$171.31	$217.51	$124.27	$129.67	$173.54

Ratios to average net assets (3)
Net investment income/(loss)	-8.74%	-5.74%	-5.74%	-6.97%	-3.97%	-3.97%
Expenses before incentive fees (4)	6.88%	3.88%	3.88%	5.94%	2.94%	2.94%
Expenses after incentive fees (4)	8.74%	5.74%	5.74%	6.97%	3.97%	3.97%
Total return before incentive fees (2)	-4.83%	-1.99%	-1.99%	-3.58%	-0.68%	-0.68%
Total return after incentive fees (2)	-6.70%	-3.86%	-3.85%	-4.61%	-1.71%	-1.71%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees.
(4)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

8.	Derivative Instruments and Hedging Activities

The Series’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Series do not enter into or hold positions for hedging purposes as defined under ASC 815, Derivatives and Hedging (“ASC 815”). The detail of the fair value of the Series’ derivatives by instrument types as of December 31, 2017 and 2016 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to each Series’ position in swap contracts.

The following tables summarize the monthly averages of futures contracts bought and sold for each respective Series of the Trust:

For the Year Ended December 31, 2017

Monthly average contracts:

	Bought	Sold
Frontier Balanced Fund	1,070	1,008
Frontier Select Fund	4,019	4,191
Frontier Winton Fund	1,998	1,980

For the Year Ended December 31, 2016

Monthly average contracts:

	Bought	Sold
Frontier Balanced Fund	3,551	3,667
Frontier Long/Short Commodity Fund	17	7
Frontier Select Fund	2,403	2,134
Frontier Winton Fund	646	768

For the Year Ended December 31, 2015

Monthly average contracts:

	Bought	Sold
Frontier Balanced Fund	5,930	6,000
Frontier Diversified Fund	7,657	7,698
Frontier Select Fund	2,213	2,285
Frontier Winton Fund	629	697

The following tables summarize the trading revenues for the years ended December 31, 2017, 2016 and 2015 by sector:

Realized Trading Revenue from Futures, Forwards and Options
for the Year Ended December 31, 2017

	Frontier Balanced	Frontier Select	Frontier Winton
Type of contract	Fund	Fund	Fund
Metals	$(134,275)	$(143,520)	$(1,595,961)
Currencies	131,422	(290,393)	(1,676,434)
Energies	108,921	(485,509)	(1,185,513)
Agriculturals	(551,945)	162,919	727,130
Interest rates	(381,197)	(894,051)	(1,522,362)
Stock indices	445,257	1,502,370	9,683,416
Realized trading income/(loss)(1)	$(381,817)	$(148,184)	$4,430,276

Realized Trading Revenue from Futures, Forwards and Options
for the Year Ended December 31, 2016

	Frontier
	Long/Short	Frontier Balanced	Frontier Select	Frontier Winton
Type of contract	Commodity Fund	Fund	Fund	Fund
Metals	$(34,888)	$182,563	$(410,694)	$(2,388,858)
Currencies	—	(13,492)	900,699	2,423,468
Energies	62,750	(486,968)	(341,104)	(1,997,815)
Agriculturals	(118,076)	104,957	(239,338)	(645,570)
Interest rates	—	5,052,510	1,821,479	3,484,057
Stock indices	—	(1,061,138)	375,929	(282,419)
Realized trading income/(loss)(1)	$(90,214)	$3,778,432	$2,106,971	$592,863

Realized Trading Revenue from Futures, Forwards and Options
for the Year Ended December 31, 2015

	Frontier	Frontier Balanced	Frontier Select	Frontier Winton
Type of contract	Diversified Fund	Fund	Fund	Fund
Metals	$(290,825)	$(1,177,902)	$318,485	$1,193,164
Currencies	1,383,673	(1,439,511)	(1,139,499)	(708,080)
Energies	583,688	1,689,728	2,554,163	4,578,349
Agriculturals	(393,721)	(713,403)	(430,337)	163,315
Interest rates	4,591,068	2,060,482	465,975	2,023,333
Stock indices	2,725,801	(584,380)	(383,178)	(3,884,112)
Realized trading income/(loss)(1)	$8,599,684	$(164,986)	$1,385,609	$3,365,969

(1)	Amounts recorded in the Statements of Operations under Net realized gain(loss) on futures forwards and options.

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2017

	Frontier Balanced	Frontier Select	Frontier Winton
Type of contract	Fund	Fund	Fund
Metals	$(115,993)	$(57,373)	$20,454
Currencies	85,174	(151,187)	(565,953)
Energies	78,514	(176,868)	124,997
Agriculturals	(59,986)	(26,685)	6,743
Interest rates	(50,861)	(214,247)	(110,137)
Stock indices	6,424	(59,662)	(398,394)
Change in unrealized trading income/(loss)(1)	$(56,728)	$(686,022)	$(922,290)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2016

	Frontier
	Long/Short	Frontier Balanced	Frontier Select	Frontier Winton
Type of contract	Commodity Fund	Fund	Fund	Fund
Metals	$40,106	$60,680	$(97,042)	$(577,784)
Currencies	88,181	(568,349)	231,035	92,870
Energies	310,673	127,622	(457,542)	(165,261)
Agriculturals	265,514	(8,243)	(47,280)	105,158
Interest rates	6,479	88,321	435,147	699,717
Stock indices	(17,690)	(40,687)	122,797	311,568
Change in unrealized trading income/(loss)(1)	$693,263	$(340,656)	$187,115	$466,268

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2015

	Frontier
	Long/Short	Frontier Balanced	Frontier Select	Frontier Winton
Type of contract	Commodity Fund	Fund	Fund	Fund
Metals	$826,351	$98,396	$341,471	$(258,245)
Currencies	(193,292)	326,929	68,644	(1,135,570)
Energies	147,793	(655,732)	(87,484)	(477,721)
Agriculturals	90,444	(27,073)	(193,259)	195,067
Interest rates	(924,670)	(1,209,945)	(1,031,494)	(587,015)
Stock indices	503,775	(155,839)	(298,237)	136,082

Change in unrealized trading income/(loss)(1)	$450,401	$(1,623,264)	$(1,200,359)	$(2,127,402)

(1)	Amounts recorded in the Statements of Operations under Net change in open trade equity/(deficit)

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

The following tables present gross and net information about the Series’ assets and liabilities subject to master netting arrangements as disclosed on the statements of financial condition as of December 31, 2017 and 2016.

As of December 31, 2017

			Net Amounts
		Gross Amounts	Presented in the
	Gross Amounts	offset in the	Statements of
	of recognized	Statements of	Financial
	Derivative Assets	Financial Condition	Condition
Frontier Balanced Fund
Open Trade Equity/(Deficit)	$343,222	$(164,670)	$178,552
Swap Contracts	11,340,959	—	11,340,959

Frontier Diversified Fund
Swap Contracts	$6,376,472	$—	$6,376,472

Frontier Long/Short Commodity Fund
Swap Contracts	$397,039	$—	$397,039

Frontier Heritage Fund
Swap Contracts	$3,094,367	$—	$3,094,367

As of December 31, 2016

			Net Amounts
		Gross Amounts	Presented in the
	Gross Amounts	offset in the	Statements of
	of recognized	Statements of	Financial
	Derivative Assets	Financial Condition	Condition
Frontier Balanced Fund
Open Trade Equity/(Deficit)	$515,659	$(277,998)	$237,661
Swap Contracts	18,939,450	—	18,939,450

Frontier Diversified Fund
Swap Contracts	$8,637,847	$—	$8,637,847

Frontier Long/Short Commodity Fund
Swap Contracts	$4,220,468	$—	$4,220,468

Frontier Heritage Fund
Swap Contracts	$8,391,414	$—	$8,391,414

Frontier Select Fund
Open Trade Equity/(Deficit)	$1,136,504	$(450,482)	$686,022

Frontier Winton Fund
Open Trade Equity/(Deficit)	$2,393,850	$(1,171,326)	$1,222,524

9.	Trading Activities and Related Risks

The purchase and sale of futures and options on futures contracts require margin deposits with FCMs. Additional deposits may be necessary for any loss on contract value. The CEA requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities. A customer’s cash and other property (for example, U.S. treasury bills) deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited.

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

10.	Indemnifications and Guarantees noted in Management Discussion and Analysis

The Trust has entered into agreements, which provide for the indemnification of futures clearing brokers, and commodity trading advisers, among others, against losses, costs, claims and liabilities arising from the performance of their individual obligations under such agreements, except for gross negligence, bad faith or willful misconduct. The Trust has had no prior claims or payments pursuant to these agreements. The Trust’s individual maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred. However, based on experience the Trust expects the risk of loss to be remote. Maximum exposure is unfulfilled obligations of the Series up to the amount of equity at risk with UBS Securities LLC or Morgan Stanley & Co. LLC of the referenced Series as allocated from the Trading Company. The Series have not recorded any liability for the guarantees in the accompanying financial statements as it expects any possibility of losses to be remote.

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

Effective January 1, 2018, Chesapeake Capital Corporation no longer serves as a Trading Advisor to the Trust.

Report of Independent Registered Public Accounting Firm

To the Executive Committee of the Frontier Funds

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition, including the consolidated condensed schedules of investments, of the Frontier Funds (the Trust) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in owners capital and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the Trust’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2017, by correspondence with the custodians, brokers and underlying fund advisers. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as auditor of the Trust since 2005.

Denver, Colorado

April 2, 2018

Frontier Funds
Consolidated Statements of Financial Condition
December 31, 2017 and 2016

	12/31/17	12/31/16

ASSETS

Cash and cash equivalents	$2,695,377	$4,747,043
U.S. Treasury securities, at fair value	10,887,786	42,757,604
Receivable from futures commission merchants	20,584,602	32,852,013
Open trade equity, at fair value	1,568,414	2,146,207
Incentive fee receivable	57,082	—
Swap contracts, at fair value	21,208,838	40,189,178
Investments in private investment companies, at fair value	66,933,235	107,717,118
Interest receivable	214,730	798,053
Due from Managing Owner	31,887	—
Receivables from related party	58,146	87,670

Total Assets	$124,240,097	$231,294,886

LIABILITIES & CAPITAL

LIABILITIES
Owner redemptions payable	$76,773	$1,137,772
Incentive fees payable to Managing Owner	53,036	—
Management fees payable to Managing Owner	90,972	433,430
Interest payable to Managing Owner	26,007	63,275
Trading fees payable to Managing Owner	334,485	523,099
Service fees payable to Managing Owner	148,445	239,520
Risk analysis fees payable	25,576	15,673
Payables to related parties	—	85,078
Advance on unrealized Swap Appreciation	9,441,555	9,441,555
Other liabilities	278,983	144,049

Total Liabilities	10,475,832	12,083,451

OWNERS CAPITAL
Managing Owner Units	$1,159,984	2,276,211
Limited Owner Units	$112,604,281	216,935,224

Total Owners Capital	113,764,265	219,211,435

Total Liabilities and Owners Capital	$124,240,097	$231,294,886

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds
Consolidated Condensed Schedule of Investments
December 31, 2017

Description	Fair Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$1,088,822	0.96%
Various currency futures contracts (Canada)	18,470	0.02%
Various currency futures contracts (Europe)	27,263	0.02%
Various currency futures contracts (Oceanic)	20,670	0.02%
Various currency futures contracts (U.S.)	(52,460)	-0.05%
Various energy futures contracts (U.S.)	513,613	0.45%
Various energy futures contracts (Europe)	(11,873)	-0.01%
Various interest rates futures contracts (Europe)	(118,226)	-0.10%
Various interest rates futures contracts (Far East)	(4,756)	0.00%
Various interest rates futures contracts (Oceanic)	(23,380)	-0.02%
Various interest rates futures contracts (U.S.)	(25,875)	-0.02%
Various precious metal futures contracts (U.S.)	18,190	0.02%
Various soft futures contract (Europe)	(372)	0.00%
Various soft futures contract (U.S.)	55,621	0.05%
Various stock index futures contracts (Africa)	4,465	0.00%
Various stock index futures contracts (Canada)	5,605	0.00%
Various stock index futures contracts (Europe)	(104,638)	-0.09%
Various stock index futures contracts (Far East)	96,403	0.08%
Various stock index futures contracts (Oceanic)	2,815	0.00%
Various stock index futures contracts (U.S.)	197,228	0.17%
Total Long Futures Contracts	$1,707,585	1.50%
SHORT FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$(411,270)	-0.36%
Various currency futures contracts (Europe)	(89,175)	-0.08%
Various currency futures contracts (Far East)	(50,066)	-0.04%
Various currency futures contracts (U.S.)	40,897	0.04%
Various energy futures contracts (U.S.)	(77,171)	-0.07%
Various interest rates futures contracts (Canada)	(4,439)	0.00%
Various interest rates futures contracts (Europe)	(6,824)	-0.01%
Various interest rates futures contracts (Oceanic)	1,509	0.00%
Various interest rates futures contracts (U.S.)	104,111	0.09%
Various precious metal futures contracts (U.S.)	(153,585)	-0.14%
Various soft futures contract (U.S.)	93,576	0.08%
Various soft futures contracts (Europe)	35,920	0.03%
Various stock index futures contracts (U.S.)	(45,128)	-0.04%
Total Short Futures Contracts	$(561,645)	-0.50%
CURRENCY FORWARDS *
Various currency forwards contracts (NA)	$422,474	0.37%
Total Currency Forwards	$422,474	0.37%
Total Open Trade Equity (Deficit)	$1,568,414	1.37%
SWAPS (1)
Frontier Brevan Howard swap (U.S.)	$3,094,367	2.72%
Frontier XXXIV Balanced select swap (U.S.)	11,340,960	9.97%
Frontier XXXV Diversified select swap (U.S.)	6,376,472	5.60%
Frontier XXXVII L/S select swap (U.S.)	397,039	0.35%
Total Swaps	$21,208,838	18.64%
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Chesapeake Feeder Fund (518)	$1,774,375	1.56%
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	6,507,863	5.72%
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	3,759,970	3.31%
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	7,523,327	6.61%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	6,607,668	5.81%
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	6,204,663	5.45%
Galaxy Plus Fund - Quest Fit Feeder Fund (517) LLC	2,151,869	1.89%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	759,647	0.67%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	1,919,350	1.69%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	23,045,760	20.26%
Galaxy Plus Fund - TT Feeder Fund (531) LLC	5,195,266	4.57%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	1,483,477	1.30%
Total Private Investment Companies	$66,933,235	58.84%

Fair Value	Fair Value
U.S. TREASURY SECURITIES
FACE VALUE
$8,269,000	US Treasury Note 6.875% due 08/15/2025 (Cost $10,985,078)	10,887,786	9.57%
Total U.S. Treasury Securities	$10,887,786	9.57%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Consolidated Financial Statements, Note 4.
(2)	See Notes to Consolidated Financial Statements, Note 5.

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

Frontier Funds
Consolidated Statements of Operations
For the Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
Investment income:
Interest - net	$255,478	$585,952	$1,034,549

Total Income	255,478	585,952	1,034,549

Expenses:
Incentive Fees (rebate)	(147,256)	2,980,696	5,723,374
Management Fees	1,516,571	3,235,153	5,028,224
Risk analysis Fees	142,535	89,265	—
Service Fees - Class 1	2,513,028	3,586,271	4,309,654
Trading Fees	5,247,342	3,613,634	3,452,315

Total Expenses	9,272,220	13,505,019	18,513,567

Investment income/(loss) - net	(9,016,742)	(12,919,067)	(17,479,018)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	3,803,691	4,588,561	34,717,764
Net unrealized gain/(loss) on private investment companies	90,112	4,405,026	—
Net realized gain/(loss) on private investment companies	7,844,635	776,630	—
Net change in open trade equity/(deficit)	(281,062)	6,811,181	(19,985,903)
Net unrealized gain/(loss) on swap contracts	(402,290)	53,113	3,145,177
Net realized gain/(loss) on U.S. Treasury securities	686,550	7,709,486	1,146,411
Net unrealized gain/(loss) on U.S. Treasury securities	(184,479)	(5,181,917)	(2,972,057)
Trading commissions	(398,077)	(732,436)	(2,741,423)

Net gain/(loss) on investments	11,159,080	18,429,644	13,309,969

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$2,142,338	$5,510,577	$(4,169,049)

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds
Consolidated Statements of Changes in Owners’ Capital
For the Years Ended December 31, 2017, 2016 and 2015

	Managing Owner	Limited Owners	Total
Owners’ Capital, December 31, 2014	$5,672,261	$264,534,048	$270,206,309

Sale of Units	—	19,606,202	19,606,202
Redemption of Units	—	(46,670,773)	(46,670,773)
Payment made by Managing Owner	—	1,211,610	1,211,610
Net increase/(decrease) in Owners’ Capital resulting from operations	125,894	(4,294,943)	(4,169,049)

Owners’ Capital, December 31, 2015	5,798,155	234,386,144	240,184,299

Sale of Units	4,923	11,272,734	11,277,657
Redemption of Units	(3,732,623)	(34,028,475)	(37,761,098)
Net increase/(decrease) in Owners’ Capital resulting from operations	205,756	5,304,821	5,510,577

Owners’ Capital, December 31, 2016	2,276,211	216,935,224	219,211,435

Sale of Units	696,956	736,677	1,433,633
Redemption of Units	(1,810,853)	(107,270,434)	(109,081,287)
Payment made by Related Party	—	58,146	58,146
Net increase/(decrease) in Owners’ Capital resulting from operations	$(2,330)	$2,144,668	2,142,338

Owners’ Capital, December 31, 2017	$1,159,984	$12,604,281	$113,764,265

The consolidated Trust is not unitized as are the individual Series of the Trust

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$2,142,338	$5,510,577	$(4,169,049)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity	577,793	(7,171,709)	19,173,292
Net change in options purchased	—	526,288	8,549,595
Net change in options written	—	(165,760)	(8,798,078)
Net change in ownership allocation of U.S. Treasury Securities	—	—	—
Net realized gain/(loss) on futures, forwards and options	—
Net unrealized (gain)/loss on swap contracts	402,290	(53,113)	(3,145,177)
Net realized (gain)/loss on swap contracts
Net unrealized (gain)/loss on U.S. Treasury securities	184,479	5,181,917	2,972,057
Net realized (gain)/loss on U.S. Treasuries securities	(686,550)	(7,709,486)	(1,146,411)
Net unrealized gain/(loss) on private investment companies	(90,112)	(4,405,026)	—
Net realized gain/(loss) on private investment companies	(7,844,635)	(776,630)	—
(Purchases) sales of:
(Purchases) of swap contracts	—	—	(1,000,000)
(Purchases) of U.S. Treasury securities	(13,304,662)	(25,877,151)	(21,196,875)
Sales of U.S. Treasury securities	45,040,554	102,379,233	39,359,391
(Purchases) of Private Investment Companies	(53,856,821)	(107,326,025)	—
Sales of Private Investment Companies	102,575,451	5,467,195	—
Reduction of collateral in Swap contracts	18,578,050
U.S. Treasury interest and premium paid/amortized	635,996	746,321	2,486,916
Increase and/or decrease in:
Receivable from futures commission merchants	12,267,411	39,879,557	(6,820,222)
Prepaid service fees	—	24,251	(8,209)
Interest receivable	583,323	1,241,463	111,502
Receivable from related parties	29,524	(84,550)	2,541
Other assets	—	29	499,993
Incentive fees receivable to Managing Owner	(57,082)	—	—
Incentive fees payable to Managing Owner	53,036	(382,136)	(6,283,192)
Management fees payable to Managing Owner	(342,458)	30,487	(65,211)
Interest payable to Managing Owner	(37,268)	(98,846)	(40,965)
Trading fees payable to Managing Owner	(188,614)	240,577	(42,332)
Service fees payable to Managing Owner	(91,075)	(34,336)	(62,259)
Due from Managing Owner	(31,887)
Risk analysis fees payable	9,903	15,673	—
Payables to related parties	(85,078)	21,334	25,817
Other liabilities	134,935	144,042	(6)

Net cash provided by operating activities	106,598,841	7,324,176	20,403,118
Cash Flows from Financing Activities:

Proceeds from sale of capital	1,433,633	11,277,657	19,606,202
Payment for redemption of capital	(109,081,287)	(37,761,098)	(46,670,773)
Payment from the Managing Owner	—	—	1,211,610
Pending owner additions	—	(36,462)	(5,492)
Advance on unrealized Swap Appreciation	—	9,441,555	—
Payment made by Related Party	58,146	—	—
Redemptions payable	(1,060,999)	525,602	453,104

Net cash used in financing activities	(108,650,507)	(16,552,746)	(25,405,349)

Net increase (decrease) in cash and cash equivalents	(2,051,666)	(9,228,570)	(5,002,231)

Cash and cash equivalents, beginning of period	4,747,043	13,975,613	18,977,844
Cash and cash equivalents, end of period	$2,695,377	$4,747,043	$13,975,613

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds
Notes to Consolidated Financial Statements

1.	Organization and Purpose

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

The Trust, with respect to each Series:

●	engages in the speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts), and may, from time to time, engage in cash and spot transactions;

●	allocates funds to a limited liability trading company or companies (“Trading Company” or “Trading Companies”) and Galaxy Plus entities (“Galaxy Plus”). Except as otherwise described in these notes, each Trading Company and Galaxy Plus entity has one-year renewable contracts with its own independent commodity trading advisor (s), or each, a Trading Advisor, that will manage all or a portion of such Trading Company’s and Galaxy Plus assets and make the trading decisions for the assets of each Series vested in such Trading Company and Galaxy Plus entity. Each Trading Company and Galaxy Plus entity will segregate its assets from any other Trading Company and Galaxy Plus entity;

●	maintains separate, distinct records for each Series, and accounts for the assets of each Series separately from the other Series;

●	calculates the Net Asset Value (“NAV”) of its Units for each Series separately from the other Series;

●	has an investment objective of increasing the value of each Series’ Units over the long term (capital appreciation), while managing risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments;

●	maintains each Series of Units in three to seven sub-classes—Class 1, Class 1AP, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of Frontier Diversified Fund, Frontier Masters Fund, and Frontier Long/Short Commodity Fund are charged a service fee of up to two percent (2.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to two percent (2.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to two percent (2.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. Investors who have purchased Class 1 or Class 1a Units of Frontier Balanced Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Winton Fund are charged a service fee of up to three percent (3.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to selling agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Frontier Diversified Fund, and Frontier Masters Fund or Class 2a Units of the Frontier Long/Short Commodity Fund sold until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series. Class 1AP was created as a sub-class of Class 1 and it has been presented separately because the fees applicable to it are different from those applicable to Class 1. Currently the service fee is not charged to Class 1AP investors. The Managing Owner may also pay selling agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such selling agents; and

●	all payments made to selling agents who are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and their associated persons that constitute underwriting compensation will be subject to the limitations set forth in Rule 2310(b)(4)(B)(ii) (formerly Rule 2810(b)(4)(B)(ii)) of the Conduct Rules of FINRA (“Rule 2310”). An investor’s Class 1 Units or Class 2 Units of any Series, or Class 1a Units or Class 2a Units of the Frontier Long/Short Commodity Fund or Frontier Balanced Fund will be classified as Class 3 or Class 3a Units of such Series, as applicable, when the Managing Owner determines that the fee limitation set forth in Rule 2310 with respect to such Units has been reached or will be reached. The service fee limit applicable to each unit sold is reached upon the earlier of when (i) the aggregate initial and ongoing service fees received by the selling agent with respect to such unit equals 9% of the purchase price of such unit or (ii) the aggregate underwriting compensation (determined in accordance with FINRA Rule 2310) paid in respect of such unit totals 10% of the purchase price of such unit. No service fees are paid with respect to Class 3 or Class 3a Units. Units of any Class in a Series may be redeemed, in whole or in part, on a daily basis, at the then current NAV per Unit for such Series on the day of the week after the date the Managing Owner is in receipt of a redemption request for at least one (1) Business Day to be received by the Managing Owner prior to 4:00 PM in New York.

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

As of December 31, 2017, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund Frontier Winton Fund and Frontier Heritage Fund separates Units into a maximum of three separate Classes- Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Balanced Fund separates Units into a maximum of five separate Classes— Class 1, Class 1AP, Class 2, Class 2A and Class 3A. The Trust, with respect to the Frontier Long/Short Commodity Fund separates Units into a maximum of five separate Classes— Class 1A, Class 2A, Class 2, Class 3A and Class 3. Between April 15, 2016 and May 10, 2017, a portion of the interests in Frontier Trading Company I, LLC and all of the interests in Frontier Trading Company VII, LLC, Frontier Trading Company XV, LLC, and Frontier Trading Company XXIII LLC held by Frontier Diversified Fund, Frontier Masters Fund, Frontier Select Fund, Frontier Balanced Fund and Frontier Long/Short Commodity Fund were exchanged for equivalent interests in the Galaxy Plus Managed Account Platform (“Galaxy Plus”) which is an unaffiliated, third-party managed account platform. The assets of Frontier Trading Company I, LLC, which included exposure to Quantmetrics Capital Management LLP’s Multi-Strategy Program, Quantitative Investment Management, LLC’s Quantitative Global Program, Quest Partners LLC’s Quest Tracker Index Program, Chesapeake Capital Management, LLC’s Diversified Program, and Doherty Advisors LLC’s Relative Value Moderate Program, the assets of Frontier Trading Company VII, LLC, which included exposure to Emil van Essen LLC’s Multi-Strategy Program, Red Oak Commodity Advisors, Inc.’s Fundamental Diversified Program, Rosetta Capital Management, LLC’s Rosetta Trading Program, and Landmark Trading Company’s Landmark Program, the assets of Frontier Trading Company XV, LLC, which included exposure to Transtrend B.V.’s TT Enhanced Risk (USD) Program, and the assets of Frontier Trading Company XXIII, LLC which included exposure to Fort L.P.’s Global Contrarian Program have been transferred to individual Delaware limited liability companies (“Master Funds”) in Galaxy Plus. Each Master Fund is sponsored and operated by Gemini Alternative Funds, LLC (“Sponsor”). The Sponsor has contracted with the Trading Advisors to manage the portfolios of the Master Funds pursuant to the advisors’ respective program. For those Series that invest in Galaxy Plus, approximately 30-70% of those Series assets are used to support the margin requirements of the Master Funds. The remaining assets of the Series are split between investments in Trading Companies and a pooled cash management account that invests primarily in U.S. Treasury securities. For those Series that do not invest in Galaxy Plus, their assets are split between investments in Trading Companies and investments in the pooled cash management account.

As of December 31, 2017, Frontier Winton Fund has invested a portion of its assets in a single Trading Company, and a single Trading Advisor manages 100% of the assets invested in such Trading Company. Each of the remaining Series has invested a portion of its assets in several different Trading Companies or Galaxy Plus entities and one or more Trading Advisors may manage the assets invested in such Trading Companies or Galaxy Plus entities.

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

Consolidation— The Series, through investing in the Trading Companies and Galaxy Plus, authorize certain Trading Advisors to place trades and manage assets at pre-determined investment levels. The Trading Companies were organized by the Managing Owner for the purpose of investing in commodities interests and derivative instruments, and have no operating income or expenses, except for trading income and expenses and a risk analysis fee, all of which is allocated to the Series, if consolidated by a Series. Galaxy Plus is a series of Delaware limited liability companies, sponsored by Gemini Alternative Funds, LLC, that create exposure to a variety of third party professional managed futures and foreign exchange advisors. Galaxy Plus is available to qualified high-net-worth individuals and institutional investors. Investment interests in Galaxy Plus entities are accounted for using net asset value as the practical expedient, which approximates fair value. Fair value represents the proportionate share of the Trust’s interest in the NAV in the Galaxy Plus entities. The equity interest held by Trust is shown as investments in private investment companies in the statements of financial condition. The income or is shown in the statements of operations as net unrealized gain/(loss) on private investment companies. The Trading Companies and Series of the Trust are consolidated by the Trust.

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

Receivable from Futures Commission Merchants—The Trust deposits assets with a FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2017 included restricted cash for margin requirements of $3,178,810 for the Frontier Trading Company I, and $8,399,902 for the Frontier Trading Company II LLC.

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

Investments and Swaps— The Trust records investment transactions on a trade date basis and all investments are recorded at fair value, with changes in fair value reported as a component of realized and unrealized gains/(losses) on investments in the statements of operations. Investments in private investment companies are valued utilizing the net asset values as a practical expedient. Certain Series of the Trust strategically invest a portion or all of their assets in total return swaps, selected at the discretion of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more underlying investment products or indices. In a typical swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. The valuation of swap contracts requires significant estimates.. Swap contracts are reported at fair value based upon daily reports from the counterparty. The Managing Owner reviews and approves current day pricing of the CTA positions, as received from the counterparty which includes intra-day volatility and volume and daily index performance, that is used to determine a daily fair value NAV for the swap contracts.

Income Taxes—The Trust applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust for the year ended December 31, 2017. The 2014 through 2017 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

Fees and Expenses—All management fees, incentive fees, service fees and trading fees of the Trust are paid to the Managing Owner. It is the responsibility of the Managing Owner to pay all Trading Advisor management and incentive fees, selling agent service fees and all other operating expenses and continuing offering costs of the Trust. Only management fees and incentive fees related to assets allocated through Trading Companies are included in expense on the Statement of Operations. The Series are all charge management and incentive fees on the asset allocated through the Galaxy Plus entities. Those fees are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. The Series are also charged management and incentive fees on assets allocated to swaps. Such fees are embedded in the fair value of the swap and are included in net unrealized gain (loss) on swap contracts on the Statement of Operations. The Series are also charged management and incentive fees on assets allocated to swaps. Such fees are embedded in the fair value of the swap and are included in net unrealized gain (loss) on swap contracts on the Statements of Operations. Certain Series are also changed a risk analysis fee based on a percentage of Notional assets. Such fee is paid to a third party.

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

Recently Adopted Accounting Pronouncements— None

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

Investments in Private Investment Companies. Investments in private investment companies are valued utilizing the net asset values provided by the underlying private investment companies as a practical expedient. The Series applies the practical expedient to its investments in private investment companies on an investment-by-investment basis, and consistently with the Series’ entire position in a particular investment, unless it is probable that the Series will sell a portion of an investment at an amount different from the net asset value of the investment.

The following table summarizes the instruments that comprise the Trust’s financial asset portfolio, in aggregate, measured at fair value on a recurring basis as of December 31, 2017 and 2016, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

December 31, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$1,145,940	$422,474	$—	$1,568,414
Swap Contracts	—	—	21,208,838	21,208,838
U.S. Treasury Securities	10,887,786	—	—	10,887,786

				Total
December 31, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$2,091,623	$54,584	$—	$2,146,207
Swap Contracts	—	—	40,189,178	40,189,178
U.S. Treasury Securities	42,757,604	—	—	42,757,604

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the statements of operations.

For the Year ended
December 31, 2017
Balance of recurring Level 3 assets as of January 1, 2017	$40,189,178
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	(402,290)
Proceeds from collateral reduction	(18,578,050)
Purchase of investments	—
Sale of investments	—
Transfers in and/or out of Level 3	—
Balance of recurring Level 3 assets as of December 31, 2017	$21,208,838

For the Year ended
December 31, 2016
Balance of recurring Level 3 assets as of January 1, 2016	$40,136,065
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	53,113
Purchase of investments	—
Sale of investments	—
Transfers in and/or out of Level 3	—
Balance of recurring Level 3 assets as of December 31, 2016	$40,189,178

The Trust assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Trust’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the years ended December 31, 2017 and 2016, the Trust did not transfer any assets between Levels 1, 2 and 3.

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2017:

Swaps	$(402,290)

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of December 31, 2017 and 2016, approximately 3.8% and $4,284,450 and 10.2% or $22,866,000, respectively, of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain swaps and is recorded as swap Contracts, at fair value on the Statements of Financial Condition of the Trust. This cash held with the counterparty is not restricted.

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

The Trust had invested in the following swaps as of and for the year ended December 31, 2017:

	Brevan Howard	XXXIV Balanced select swap	XXXV Diversified select swap	XXXVII L/S select swap
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$2,072,056	$13,373,629	$4,651,155	$653,610
Termination Date	3/26/2018	8/2/2018	8/2/2018	8/7/2018
Cash Collateral	$982,500	$2,086,000	$1,186,000	$29,950
Swap Value	$2,111,867	$9,254,959	$5,190,472	$367,089
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	($297,047)	($84,491)	($47,375)	$26,621
Fair Value as of 12/31/2017	$3,094,367	$11,340,959	$6,376,472	$397,039
Advance on swap appreciation	($1,900,000)	($4,926,555)	($2,500,000)	($115,000)

The Trust had invested in the following swaps as of and for the year ended December 31, 2016:

	Brevan Howard	XXXIV Balanced Select Swap	XXXV Diversified Select Swap	XXXVII L/S Select Swap
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$11,413,283	$22,580,043	$13,851,707	$1,877,692
Termination Date	3/26/2018	8/2/2018	8/2/2018	8/7/2018
Cash Collateral	$5,986,000	$9,600,000	$3,400,000	$3,880,000
Swap Value	$2,405,414	$9,339,450	$5,237,847	$340,468
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	$431,146	($218,070)	($48,002)	($111,960)
Fair Value as of 12/31/2016	$8,391,414	$18,939,450	$8,637,847	$4,220,468
Advance on swap appreciation	($1,900,000)	($4,926,555)	($2,500,000)	($115,000)

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

The following table summarizes each of the Trust’s equity in earnings from private investment companies for the year ended December 31, 2017:

	Year Ended December 31, 2017
			Change in
	Trading	Realized	Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(139,930)	(291,545)	250,853	(180,622)
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	(231,369)	(23,663)	521,643	266,611
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(147,291)	416,933	(107,807)	161,835
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(1,541,385)	4,786,586	279,397	3,524,598
Galaxy Plus Fund - FORT Global Managed Futures Feeder Fund (510) LLC	(268,897)	384,684	1,975,161	2,090,948
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(570,790)	(117,988)	(1,513,627)	(2,202,405)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(1,907,012)	8,251,481	(1,983,968)	4,360,501
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	(404,045)	537,532	67,284	200,771
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(106,122)	(1,847,315)	1,329,577	(623,860)
Galaxy Plus Fund - Quest FIT Feeder Fund (535) LLC	—	1,238,453	(2,202,630)	(964,177)
Galaxy Plus Fund - TT Feeder Fund (531) LLC	(98,321)	113,534	646,210	661,423
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(885,229)	696,334	828,019	639,124
Total	$(6,300,391)	$14,145,026	$90,112	$7,934,747

The Trust’s investments in private investment companies have certain redemption and liquidity restrictions which are described in the following table:

	Redemptions	Redemptions	Liquidity
	Notice Period	Permitted	Restrictions
Frontier Funds
Multi-Strategy
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	24 hours	Daily	None
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest FIT Feeder Fund (535) LLC	24 hours	Daily	None
Galaxy Plus Fund - TT Feeder Fund (531) LLC	24 hours	Weekly	None
Option Trading
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	24 hours	Daily	None

6.	Transactions with Affiliates

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

Expenses

Management Fees—Each Series of Units pays to the Managing Owner a monthly management fee equal to a percentage of the notional assets of such Series allocated to Trading Companies, calculated on a daily basis. The percentage basis of the fees varies and are in line with the amounts being disclosed below. In addition, the Managing Owner receives a monthly management equal to a certain percentage of the assets in the Galaxy Plus entities attributable to such Series’ (including notional assets), calculated on a monthly basis. The management fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. The total amount of assets of a Series allocated to Trading Advisors and/or reference programs, including (i) actual funds deposited in accounts directed by the Trading Advisors or deposited as margin in respect of swaps or other derivative instruments referencing a reference program plus (ii) any notional equity allocated to the Trading Advisors and any reference programs, is referred to herein as the “notional assets” of the Series. The annual rate of the management fee is: 0.5% for the Frontier Balanced Fund Class 1, Class 2 and Class 3, 1.0% for the Frontier Balanced Fund Class 1AP, Class 2a and Class 3a, 2.0% for the Frontier Winton Fund, Frontier Long/Short Commodity Fund Class 1a, Class 2a and Class 3a and Frontier Masters Fund, 0.75% for Frontier Diversified Fund, 2.5% for the Frontier Heritage Fund and Frontier Select Fund, and 3.5% for the Frontier Long/Short Commodity Fund Class 1, Class 2 and Class 3. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) and/or waive (up to the percentage specified) any such management fee to the extent any related management fee is paid by a trading company or estimated management fee is embedded in a swap or other derivative instrument. Any management fee embedded in a swap or other derivative instrument may be greater or less than the management fee that would otherwise be charged to the Series by the Managing Owner. As of the date of this report, for a Series that has invested in a swap, the Managing Owner or Trading Advisor(s) do not receive any management fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. As of December 31, 2017, the management fee embedded in (i) swaps owned by Frontier Diversified Fund was 1.00% per annum, (ii) swaps owned by Frontier Balanced Fund was 1.00% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 1.50% per annum, and (iv) swaps owned by Frontier Heritage Fund was 1.00% per annum, 1.00% per annum, and the Managing Owner has waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded management fee was accrued on the relevant notional amount of the swap.

The management fee as a percentage of the applicable Series’ notional assets will be greater than the percentage of the applicable Series’ net asset value to the extent that the notional assets of the Series exceeds its net asset value. The Managing Owner expects that the notional assets of each Series will generally be maintained at a level in excess of the net asset value of such Series and such excess may be substantial to the extent the Managing Owner deems necessary to achieve the desired level of volatility.

Trading Fees— In connection with each Series’ trading activities, from January 1, 2016 through October 23, 2016, the Frontier Balanced Fund, Frontier Select Fund, Frontier Winton Fund and Frontier Heritage Fund paid to the Managing Owner a trading fee, or FCM Fee, of up to 0.75% per annum of such Series’ NAV, calculated daily; thereafter each of the Series pays to the Managing Owner a FCM Fee of up to 2.25% per annum of notional assets allocated to the trading advisors, including through investments in commodity pools available on the Galaxy Plus Platform, and any reference programs of the applicable Series. From January 1, 2016 through April 28, 2016, the Frontier Diversified Fund, Frontier Long/Short Commodity Fund and Frontier Masters Fund paid to the Managing Owner a FCM Fee of up to 2.25% and a custodial/due diligence fee of 0.12% of such Series’ NAV, calculated daily; thereafter each of such Series pays to the Managing Owner a FCM Fee of up to 2.25% of notional assets allocated to the trading advisors, including through investments in commodity pools available on the Galaxy Plus Platform, and a custodial/due diligence fee of 0.12% of such Series’ NAV, calculated daily.

Incentive Fees—Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated in the Trading Companies by such Series, monthly or quarterly. In addition, the Managing Owner receives a quarterly incentive fee of a certain percentage of new net trading profits generated in the Galaxy Plus entities that have been allocated to the Series. The incentive fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. Because the Frontier Balanced Fund, Frontier Diversified Fund, Frontier Masters Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Long/Short Commodity Fund may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Frontier Balanced Fund and the Frontier Diversified Fund and 20% for the Frontier Winton Fund, Frontier Heritage Fund, Frontier Select Fund, Frontier Long/Short Commodity Fund and Frontier Masters Fund. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series. As of the date of this report, for a Series that has invested in a swap, the Managing Owner or Trading Advisor(s) do not receive any incentive fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. As of December 31, 2017, the range of incentive fees embedded in (i) swaps owned by Frontier Diversified Fund was 20-25% per annum, (ii) swaps owned by Frontier Balanced Fund was 20-25% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 25% per annum, and (iv) swaps owned by Frontier Heritage Fund was 15% per annum, and the Managing Owner has waived the entire incentive fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded incentive fee was accrued based on the net new trading profits of the swap.

Service Fees—Investors who have purchased Class 1 or Class 1a Units of Frontier Diversified Fund, Frontier Masters Fund, and Frontier Long/Short Commodity Fund are charged a service fee of up to two percent (2.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to two percent (2.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 and Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to two percent (2.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. Investors who have purchased Class 1 or Class 1a Units of Frontier Balanced Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Winton Fund are charged a service fee of up to three percent (3.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 and Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to selling agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Frontier Diversified Fund and Frontier Masters Fund or Class 2a Units of the Frontier Long/Short Commodity Fund sold) until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series for administrative purposes. Currently the service fee is not charged to Class 1AP investors. The Managing Owner may also pay selling agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such selling agents.

As of December 31, 2017, the Trust has a payable to the Managing Owner in the amounts of $53,036, $90,972, $26,007, $334,485, and $148,445 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

As of December 31, 2016, the Trust has a payable to the Managing Owner in the amounts of $0, $433,430, $63,275, $523,099, and $239,520 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

For the year ended December 31, 2017, the Trust paid the Managing Owner $(147,256), $1,516,571, $2,513,028 and $5,247,342 for incentive fees, management fees, service fees, and trading fees, respectively.

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

With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed therefore by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk and enjoys the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months. For the years ended December 31, 2017, 2016 and 2015 amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees were $31,887, $87, and $28,202, respectively.

Aggregate interest income from all sources, including U.S. Treasury Securities assets net of premiums and cash held at clearing brokers, of up to the first 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Winton Fund, Frontier Select Fund, and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a, Class 3a only), Frontier Masters Fund, and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 20% of the total interest allocated to each Series was paid to the Managing Owner from January 1, 2016 through April 28, 2016; thereafter 100% of the interest is retained by the respective Series. During the years ended December 31, 2017, 2016 and 2015, the Trust paid $1,285,834, $1,347,984, and $2,237,965, respectively of such interest income to the Managing Owner. Such amounts are not included in the consolidated statements of operations of the Trust. All other interest income is recorded by the Trust on the consolidated statements of operations.

The Series’ administrator is Gemini Hedge Fund Services, LLC. Gemini Hedge Fund Services, LLC is an affiliate of the Sponsor.

The Series’ transfer agency provider is Gemini Fund Services, LLC. Gemini Fund Services, LLC is an affiliate of the Sponsor.

7.	Financial Highlights

The following information presents the financial highlights of the Trust for the year ended December 31, 2017, 2016 and 2015. This data has been derived from the information presented in the consolidated financial statements.

	2017	2016	2015
Ratios to average net assets (1)
Net investment gain/(loss) (1)	-5.44%	-5.50%	-6.70%
Expenses before incentive fees (3)	5.68%	4.48%	4.90%
Expenses after incentive fees (3)	5.60%	5.75%	7.10%

Total return before incentive fees (2)	1.20%	3.62%	0.60%
Total return after incentive fees (2)	1.29%	2.35%	-1.60%

(1)	Annualized with the exception of incentive fees.
(2)	Total returns are not annualized.
(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Consolidated Statements of Operations of the Trust. See footnote 5.

The Trust financial highlights are calculated based upon the Trust’s consolidated financial statements. The consolidated Trust does not issue units and therefore the financial highlights do not disclose any unitized data.

8.	Derivative Instruments and Hedging Activities

The Trust’s primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trust does not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trust’s derivatives by instrument types as of December 31, 2017 and 2016 is included in the Consolidated Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trust’s positions in swap contracts. There are embedded management fees in transacting these swaps ranging from 1% to 1.5% and the embedded incentive fees ranging from 15% to 25%.

For the years ended December 31, 2017, 2016 and 2015, the monthly average of futures contracts bought was approximately 7,078, 6,617 and 40,214, respectively and sold was approximately 7,179, 6,576, and 40,589, respectively.

The following tables summarize the trading revenues for the years ended December 31, 2017, 2016 and 2015 by contract type:

Realized Trading Revenue from Futures, Forwards and Options
for the Year Ended December 31, 2017

Type of contract
Metals	$(1,881,246)
Currencies	(1,881,971)
Energies	(1,506,874)
Agriculturals	308,770
Interest rates	(2,849,356)
Stock indices	11,602,528
Realized trading income/(loss)(1)	$3,791,851

Realized Trading Revenue from Futures, Forwards and Options
for the Year Ended December 31, 2016

Type of contract
Metals	$(6,470,215)
Currencies	(325,860)
Energies	(1,704,062)
Agriculturals	(1,356,271)
Interest rates	15,051,999
Stock indices	(607,029)
Realized trading income/(loss)(1)	$4,588,561

Realized Trading Revenue from Futures, Forwards and Options
for the Year Ended December 31, 2015

Type of contract
Metals	$2,815,290
Currencies	20,181
Energies	24,010,764
Agriculturals	(1,076,371)
Interest rates	7,698,430
Stock indices	1,249,470
Realized trading income/(loss)(1)	$34,717,764

(1)	Amounts recorded in the Statements of Operations under Net realized gain(loss) on futures forwards and options.

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2017

Type of contract
Metals	$556,638
Currencies	(280,451)
Energies	328,180
Agriculturals	(213,814)
Interest rates	(524,406)
Stock indices	(221,354)
Change in unrealized trading income/(loss)(1)	$(355,207)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2016

Type of contract
Metals	$2,214,634
Currencies	(833,869)
Energies	2,892,066
Agriculturals	419,663
Interest rates	1,370,283
Stock indices	748,403
Change in unrealized trading income/(loss)(1)	$6,811,180

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2015

Type of contract
Metals	$(2,022,111)
Currencies	(661,383)
Energies	(11,513,437)
Agriculturals	(220,936)
Interest rates	(5,067,720)
Stock indices	(500,317)

Change in unrealized trading income/(loss)(1)	$(19,985,903)

(1)	Amounts recorded in the Statements of Operations under Net change in open trade equity/(deficit)

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

The following tables present gross and net information about the Trust’s assets and liabilities subject the master netting arrangements as disclosed on the consolidated statements of financial condition as of December 31, 2017 and 2016:

As of December 31, 2017

Net Amounts
		Gross Amounts	Presented in the
		offset in the	Consolidated
	Gross Amounts	Consolidated	Statements of
	of recognized	Statements of	Financial
	Derivative Assets	Financial Condition	Condition
Open Trade Equity/(Deficit)	$2,758,014	$(1,189,600)	$1,568,414
Swap Contracts	21,208,838	—	21,208,838

As of December 31, 2016

			Net Amounts
		Gross Amounts	Presented in the
	Gross Amounts	offset in the	Statements of
	of recognized	Statements of	Financial
	Derivative Assets	Financial Condition	Condition
Open Trade Equity/(Deficit)	$2,998,612	$(852,405)	$2,146,207
Swap Contracts	40,189,178	—	40,189,178

9.	Trading Activities and Related Risks

The purchase and sale of futures and options on futures contracts require margin deposits with FCMs. Additional deposits may be necessary for any loss on contract value. The CEA requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities. A customer’s cash and other property (for example, U.S. treasury bills) deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited.

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

The Trust has entered into agreements, which provide for the indemnification of futures clearing brokers, and commodity trading advisers, among others, against losses, costs, claims and liabilities arising from the performance of their individual obligations under such agreements, except for gross negligence, bad faith or willful misconduct. The Trust has had no prior claims or payments pursuant to these agreements. The Trust’s individual maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred. However, based on experience the Trust expects the risk of loss to be remote. Maximum exposure is unfulfilled obligations of the Trust up to the amount of equity at risk with UBS Securities LLC or Morgan Stanley & Co. LLC. The Trust has not recorded any liability for the guarantees in the accompanying financial statements as it expects any possibility of losses to be remote. The Trust has guaranteed the obligations of the trading companies under the customer agreements with UBS Securities LLC as clearing broker. In the event that one Series of the Trust is unable to meet its obligations to UBS Securities LLC, the assets of the other Series will be available to UBS Securities LLC as part of the guarantee, but only to the extent of such Series’ pro rata allocation to the trading company. The Trust has not recorded any liability for the indemnifications in the accompanying financial statements as it expects any possibility of losses to be remote. As of September 2016, the Trust no longer uses UBS Securities LLC as a clearing broker.

11.	Subsequent Events

Effective January 1, 2018, Chesapeake Capital Corporation no longer serves as a Trading Advisor to the Trust.

Report of Independent Registered Public Accounting Firm

To the Members of the Frontier Trading Companies and the Executive Committee of the Frontier Funds

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of the Frontier Trading Company I, LLC, Frontier Trading Company II, LLC, Frontier Trading Company XV, LLC, Frontier Trading Company XXXIV, LLC, Frontier Trading Company XXXV, LLC, Frontier Trading Company XXXVII, LLC, Frontier Trading Company XXXVIII, LLC, and Frontier Trading Company XXXIX, LLC (collectively, the Company) as of December 31, 2017 and 2016, the related statements of operations, changes in members’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2017, by correspondence with the custodians and brokers. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as auditor of the Frontier Funds Trust since 2005.

Denver, Colorado

April 2, 2018

The Trading Companies of the Frontier Fund
Statements of Financial Condition
December 31, 2017 and 2016

	Frontier Trading		Frontier Trading		Frontier Trading
	Company I, LLC		Company II, LLC		Company XV, LLC (1)
	12/31/2017	12/31/2016	12/31/2017	12/31/2016	12/31/2017	12/31/2016

ASSETS

Receivable from futures commission merchants	$7,458,096	$6,647,098	$13,126,506	$17,996,697	$—	$8,207,387
Open trade equity, at fair value	178,552	237,661	1,389,862	1,222,524	—	642,494
Total Assets	$7,636,648	$6,884,759	$14,516,368	$19,219,221	$—	$8,849,881

LIABILITIES & MEMBERS’ EQUITY

LIABILITIES
Interest payable	$—	$—	$—	$—	$—	$304
Risk analysis fee payable	$8,886	$1,155	$16,690	$12,215	$—	$2,303
Total Liabilities	8,886	1,155	16,690	12,215	—	2,607

MEMBERS’ EQUITY (Net Asset Value)	7,627,762	6,883,604	14,499,678	19,207,006	—	8,847,274
Total Liabilities and Members’ Equity	$7,636,648	$6,884,759	$14,516,368	$19,219,221	$—	$8,849,881

	Frontier Trading		Frontier Trading		Frontier Trading
	Company XXXIV LLC		Company XXXV LLC		Company XXXVII LLC
	12/31/2017	12/31/2016	12/31/2017	12/31/2016	12/31/2017	12/31/2016

ASSETS

Swap contracts, at fair value	$11,340,959	$18,939,450	$6,376,472	$8,637,847	397,039	$4,220,468
Total Assets	$11,340,959	$18,939,450	$6,376,472	$8,637,847	$397,039	$4,220,468

LIABILITIES & MEMBERS’ EQUITY

LIABILITIES
Advance on unrealized swap appreciations	$4,926,555	$4,926,555	$2,500,000	$2,500,000	$115,000	$115,000
Total Liabilities	4,926,555	4,926,555	2,500,000	2,500,000	115,000	115,000

MEMBERS’ EQUITY (Net Asset Value)	6,414,404	14,012,895	3,876,472	6,137,847	282,039	4,105,468
Total Liabilities and Members’ Equity	$11,340,959	$18,939,450	$6,376,472	$8,637,847	$397,039	$4,220,468

	Frontier Trading		Frontier Trading
	Company XXXVIII LLC		Company XXXIX LLC
	12/31/2017	12/31/2016	12/31/2017	12/31/2016

ASSETS

Investments in private investment companies, at fair value	$2,151,869	$11,184,103	$—	$—
Swap contracts, at fair value	—	—	3,094,367	8,391,414
Total Assets	$2,151,869	$11,184,103	$3,094,367	$8,391,414

LIABILITIES & MEMBERS’ EQUITY

LIABILITIES
Advance on unrealized swap appreciations	$—	$—	$1,900,000	$1,900,000
Total Liabilities	—	—	1,900,000	1,900,000

MEMBERS’ EQUITY (Net Asset Value)	2,151,869	11,184,103	1,194,367	6,491,414
Total Liabilities and Members’ Equity	$2,151,869	$11,184,103	$3,094,367	$8,391,414

(1)	Trading Company XV ceased trading operations May 9, 2017

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Funds
Condensed Schedules of Investments
December 31, 2017

	Frontier Trading		Frontier Trading		Frontier Trading
	Company I LLC		Company II LLC		Company XXXVIII LLC
		% of Total Capital		% of Total Capital		% of Total Capital
Description	Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$61,371	0.80%	$1,027,451	7.09%	$—	0.00%
Various currency futures contracts (Canada)	—	0.00%	18,470	0.13%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	27,263	0.19%	—	0.00%
Various currency futures contracts (Oceanic)	—	0.00%	20,670	0.14%	—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	(52,460)	-0.36%	—	0.00%
Various energy futures contracts (U.S.)	96,294	1.26%	417,319	2.88%	—	0.00%
Various energy futures contracts (Europe)	—	0.00%	(11,873)	-0.08%	—	0.00%
Various interest rates futures contracts (Europe)	3,733	0.05%	(121,959)	-0.84%	—	0.00%
Various interest rates futures contracts (Far East)	(1,776)	-0.02%	(2,980)	-0.02%	—	0.00%
Various interest rates futures contracts (Oceanic)	(15,653)	-0.21%	(7,727)	-0.05%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	(25,875)	-0.18%	—	0.00%
Various precious metal futures contracts (U.S.)	—	0.00%	18,190	0.13%	—	0.00%
Various soft futures contract (Europe)	—	0.00%	(372)	0.00%	—	0.00%
Various soft futures contract (U.S.)	31,613	0.41%	24,008	0.17%	—	0.00%
Various stock index futures contracts (Africa)	—	0.00%	4,465	0.03%	—	0.00%
Various stock index futures contracts (Canada)	4,274	0.06%	1,331	0.01%	—	0.00%
Various stock index futures contracts (Europe)	(237)	0.00%	(104,401)	-0.72%	—	0.00%
Various stock index futures contracts (Far East)	5,757	0.08%	90,646	0.63%	—	0.00%
Various stock index futures contracts (Oceanic)	(1,525)	-0.02%	4,340	0.03%	—	0.00%
Various stock index futures contracts (U.S.)	604		196,624	1.36%	—	0.00%
Total Long Futures Contracts	$184,455	2.41%	$1,523,129	10.50%	$—	0.00%
SHORT FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	(66,901)	-0.88%	(344,369)	-2.38%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	(89,175)	-0.62%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	(50,066)	-0.35%	—	0.00%
Various currency futures contracts (U.S.)	40,897	0.54%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	(28,561)	-0.37%	(48,610)	-0.34%	—	0.00%
Various interest rates futures contracts (Canada)	(5,167)	-0.07%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	(6,824)	-0.05%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	728	0.01%	—	0.00%
Various interest rates futures contracts (Oceanic)	1,509	0.02%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	104,111	0.72%	—	0.00%
Various precious metal futures contracts (U.S.)	(12,435)	-0.16%	(141,150)	-0.97%	—	0.00%
Various soft futures contract (U.S.)	18,277	0.24%	75,299	0.52%	—	0.00%
Various soft futures contracts (Europe)	12,909	0.17%	23,011	0.16%	—	0.00%
Various stock index futures contracts (U.S.)			(45,128)	-0.31%	—	0.00%
Total Short Futures Contracts	$(39,472)	-0.52%	$(522,172)	-3.60%	$—	0.00%
CURRENCY FORWARDS *
Various currency forwards contracts (NA)	$33,569	0.44%	$388,905	2.68%	$—	0.00%
Total Currency Forwards	$33,569	0.44%	$388,905	2.68%	$—	0.00%
Total Open Trade Equity (Deficit)	$178,552	2.33%	$1,389,862	9.59%	$—	0.00%
PRIVATE INVESTMENT COMPANIES
Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	—	0.00%	—	0.00%	2,151,869	100.00%
Total Private Investment Companies	$—	0.00%	$—	0.00%	$2,151,869	100.00%

	Frontier Trading		Frontier Trading		Frontier Trading		Frontier Trading
	Company XXXIV LLC		Company XXXV LLC		Company XXXVII LLC		Company XXXIX LLC
		% of Total Capital		% of Total Capital		% of Total Capital		% of Total Capital
	Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)
SWAPS
Frontier XXXIV Balanced select swap (U.S.)	$11,340,959	176.80%	$—	0.00%	$—	0.00%	$—	0.00%
Frontier XXXVII L/S select swap (U.S.)	—	0.00%		0.00%	397,039	140.77%	—	0.00%
Frontier XXXVII Heritage select swap (U.S.)	—	0.00%		0.00%		0.00%	3,094,367	259.08%
Frontier XXXV Diversified select swap (U.S.)	—	0.00%	6,376,472	164.49%	—	0.00%	—	0.00%
	$11,340,959	176.80%	$6,376,472	164.49%	$397,039	140.77%	$3,094,367	259.08%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these consolidated financial statements.

The Trading Companies of the Frontier Funds
Condensed Schedules of Investments
December 31, 2016

	Frontier Trading		Frontier Trading		Frontier Trading		Frontier Trading
	Company I LLC		Company II LLC		Company XV LLC		Company XXXVIII LLC
		% of Total Capital		% of Total Capital		% of Total Capital		% of Total Capital
Description	Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$11,675	0.17%	$—	0.00%	$73,909	0.83%	$—	0.00%
Various base metals futures contracts (U.S.)	—	0.00%	(88,088)	-0.46%	56,169	0.63%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	1,360	0.02%	—	0.00%
Various currency futures contracts (Oceanic)	—	0.00%	—	0.00%	(41,946)	-0.47%	—	0.00%
Various currency futures contracts (U.S.)	39,959	0.58%	—	0.00%	10,283	0.12%	—	0.00%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	4,150	0.05%	—	0.00%
Various energy futures contracts (Far East)	(10,780)	-0.16%	—	0.00%	8,788	0.10%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	65,612	0.34%	163,930	1.84%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	(503)	-0.01%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	88,638	0.46%	166,812	1.88%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%		0.00%	—	0.00%
Various interest rates futures contracts (Oceanic)	—	0.00%	(341)	0.00%	444	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	7,094	0.04%	18,191	0.20%	—	0.00%
Various precious metal futures contracts (Far East)	—	0.00%	—	0.00%	1,950	0.02%	—	0.00%
Various precious metal futures contracts (U.S.)	—	0.00%	(3,860)	-0.02%		0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	(2,131)	-0.01%		0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	1,956	0.02%	—	0.00%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%	2,919	0.03%	—	0.00%
Various soft futures contracts (Oceanic)	—	0.00%	—	0.00%		0.00%	—	0.00%
Various soft futures contracts (U.S.)	(54,314)	-0.79%	(84,938)	-0.44%	(39,001)	-0.44%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	(969)	-0.01%	1,894	0.02%	—	0.00%
Various stock index futures contracts (Europe)	3,375	0.05%	242,128	1.26%	56,849	0.64%	—	0.00%
Various stock index futures contracts (Far East)	25,750	0.37%	305,316	1.59%	31,540	0.35%	—	0.00%
Various stock index futures contracts (Oceanic)	—	0.00%	57,116	0.30%	4,760	0.05%	—	0.00%
Various stock index futures contracts (U.S.)	(29,115)	-0.42%	(201,831)	-1.05%	(53,378)	-0.60%	—	0.00%
Total Long Futures Contracts	$(13,450)	-0.20%	$383,746	2.00%	$471,076	5.30%	$—	0.00%
SHORT FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	81,563	1.18%		0.00%		0.00%		0.00%
Various base metals futures contracts (U.S.)	—	0.00%	(252,279)	-1.31%	(29,896)	-0.34%		0.00%
Various currency futures contracts (Canada)	—	0.00%	11,540	0.06%	195	0.00%		0.00%
Various currency futures contracts (Europe)	—	0.00%	272,806	1.42%	85,470	0.96%	(8,770)	-0.08%
Various currency futures contracts (Far East)	—	0.00%	168,888	0.88%	19,041	0.21%		0.00%
Various currency futures contracts (Oceanic)	—	0.00%	2,980	0.02%	4,623	0.05%		0.00%
Various currency futures contracts (U.S.)	—	0.00%	9,590	0.05%	(8,460)	-0.10%	(61,095)	-0.55%
Various energy futures contracts (Europe)	—	0.00%		0.00%		0.00%		0.00%
Various energy futures contracts (Far East)	—	0.00%		0.00%		0.00%		0.00%
Various energy futures contracts (U.S.)	—	0.00%	(82,280)	-0.43%		0.00%		0.00%
Various interest rates futures contracts (Canada)	6,253	0.09%	(1,012)	-0.01%	155	0.00%	(17,459)	-0.16%
Various interest rates futures contracts (Europe)	—	0.00%	(8,794)	-0.05%	(8,823)	-0.10%	(78,550)	-0.70%
Various interest rates futures contracts (Far East)	686	0.01%	(11,060)	-0.06%	(6,019)	-0.07%	(12,346)	-0.11%
Various interest rates futures contracts (Oceanic)	26,568	0.39%	(2,831)	-0.01%	(1,211)	-0.01%	22,855	0.20%
Various interest rates futures contracts (U.S.)	—	0.00%	127,078	0.66%	45,201	0.51%	10,383	0.09%
Various precious metal futures contracts (Far East)	—	0.00%		0.00%		0.00%		0.00%
Various precious metal futures contracts (U.S.)	4,790	0.07%	174,345	0.91%	29,150	0.33%	38,410	0.34%
Various precious metal futures contracts (Far East)	—	0.00%		0.00%		0.00%		0.00%
Various soft futures contract (Europe)	—	0.00%		0.00%	14,154	0.16%		0.00%
Various soft futures contracts (Canada)	—	0.00%		0.00%		0.00%		0.00%
Various soft futures contracts (Europe)	53,851	0.78%	44,780	0.23%		0.00%		0.00%
Various soft futures contracts (Far East)	—	0.00%		0.00%		0.00%		0.00%
Various soft futures contracts (Singapore)	—	0.00%		0.00%		0.00%		0.00%
Various soft futures contracts (U.S.)	125,946	1.83%	291,378	1.52%	46,657	0.52%	1,352	0.01%
Various stock index futures contracts (Africa)	2,440	0.04%	2,019	0.01%		0.00%		0.00%
Various stock index futures contracts (Canada)	—	0.00%		0.00%		0.00%		0.00%
Various stock index futures contracts (Europe)	—	0.00%		0.00%	(2,802)	-0.03%		0.00%
Various stock index futures contracts (Far East)	—	0.00%		0.00%	(2,456)	-0.03%		0.00%
Various stock index futures contracts (Mexico)	—	0.00%		0.00%		0.00%		0.00%
Various stock index futures contracts (Oceanic)	—	0.00%		0.00%		0.00%		0.00%
Various stock index futures contracts (U.S.)	—	0.00%	(7,228)	-0.04%	23,255	0.26%		0.00%
Various stock index futures contracts (Warsaw)	—	0.00%		0.00%		0.00%		0.00%
Total Short Futures Contracts	$302,097	4.39%	$739,920	3.85%	$208,234	2.34%	$(105,220)	-0.94%
CURRENCY FORWARDS *
Various currency forwards contracts (NA)	$(50,986)	-0.74%	$98,858	0.51%	$6,712	0.08%	$—	0.00%
Total Currency Forwards	$(50,986)	-0.74%	$98,858	0.51%	$6,712	0.08%	$—	0.00%
Total Open Trade Equity (Deficit)	$237,661	3.45%	$1,222,524	6.36%	$686,022	7.72%	$(105,220)	-0.94%
PRIVATE INVESTMENT COMPANIES
Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	—	0.00%	—	0.00%	—	0.00%	11,184,103	100.00%
Total Private Investment Companies	$—	0.00%	$—	0.00%	$—	0.00%	$11,184,103	100.00%

	Frontier Trading		Frontier Trading		Frontier Trading		Frontier Trading
	Company XXXIV LLC		Company XXXV LLC		Company XXXVII LLC		Company XXXIX LLC
		% of Total Capital		% of Total Capital		% of Total Capital		% of Total Capital
	Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)
SWAPS
Frontier XXXIV Balanced select swap (U.S.)	$14,012,895	100.00%	$—	0.00%	$—	0.00%	$—	0.00%
Frontier XXXVII L/S select swap (U.S.)	—	0.00%		0.00%	4,105,468	100.00%	—	0.00%
Frontier XXXVII Heritage select swap (U.S.)	—	0.00%		0.00%		0.00%	6,491,414	100.00%
Frontier XXXV Diversified select swap (U.S.)	—	0.00%	6,137,847	100.00%	—	0.00%	—	0.00%
	$14,012,895	100.00%	$6,137,847	100.00%	$4,105,468	100.00%	$6,491,414	100.00%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund
Statements of Operations
For The Years Ended December 31, 2017, 2016 and 2015

	Frontier Trading			Frontier Trading			Frontier Trading
	Company I, LLC			Company II, LLC			Company VII, LLC (1)
	12/31/2017	12/31/2016	12/31/2015	12/31/2017	12/31/2016	12/31/2015	12/31/2017	12/31/2016	12/31/2015
Investment Income:
Interest-net	$24,699	$(909)	$(21,709)	$55,833	$8,302	$2,691	$—	$1,819	$(1,377)

Total Income	24,699	(909)	(21,709)	55,833	8,302	2,691	—	1,819	(1,377)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures, forwards, and options	(381,912)	4,710,217	11,657,257	4,333,686	618,478	6,920,334	—	(1,479,588)	17,335,609
Net change in open trade equity	(60,058)	(518,190)	(1,192,808)	418,160	521,236	(2,873,705)	—	6,482,648	(12,031,602)
Net unrealized gain/(loss) on option / swap contracts	—	261,320	—	—	—	—	—	(45,277)	—
Risk analysis fees	(10,265)	(4,806)	—	(122,576)	(70,193)	—	—	—	—
Trading commissions	(68,711)	(593,636)	(816,237)	(73,882)	(86,425)	(106,923)	—	(259,227)	(1,081,917)

Net gain/(loss) on investments	(520,946)	3,854,905	9,648,212	4,555,388	983,096	3,939,706	—	4,698,556	4,222,090

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$(496,247)	$3,853,996	$9,626,503	$4,611,221	$991,398	$3,942,397	$—	$4,700,375	$4,220,713

	Frontier Trading			Frontier Trading			Frontier Trading
	Company XIV, LLC (2)			Company XV, LLC (5)			Company XXIII, LLC (3)
	12/31/2017	12/31/2016	12/31/2015	12/31/2017	12/31/2016	12/31/2015	12/31/2017	12/31/2016	12/31/2015
Investment Income:
Interest-net	$—	$1,437	$(257)	$—	$1,591	$833	—	$(7,014)	$(17,219)

Total Income	—	1,437	(257)	—	1,591	833	—	(7,014)	(17,219)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures, forwards, and options	—	1,119,495	128,198	(147,494)	2,092,044	1,385,257	—	2,026,555	1,982,679
Net change in open trade equity	—	(34,485)	(990,384)	(642,494)	200,590	(1,196,577)	—	27,706	(921,311)
Risk analysis fees	—	—	—	(9,683)	(14,228)	—	—	—	—
Trading commissions	—	(39,648)	(123,168)	(41,998)	(130,601)	(131,746)	—	(95,575)	(208,033)

Net gain/(loss) on investments	—	1,045,362	(985,354)	(841,669)	2,147,805	56,934	—	1,958,686	853,335

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$—	$1,046,799	$(985,611)	$(841,669)	$2,149,396	$57,767	$—	$1,951,672	$836,116

	Frontier Trading			Frontier Trading			Frontier Trading
	Company XXIX, LLC (4)			Company XXXIV, LLC			Company XXXV, LLC
	12/31/2017	12/31/2016	12/31/2015	12/31/2017	12/31/2016	12/31/2015	12/31/2017	12/31/2016	12/31/2015
Investment Income:
Interest-net	$—	$235	$(751)	$—	$—	$(3,610)	$—	$—	$—

Total Income	—	235	(751)	—	—	(3,610)	—	—	—

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures, forwards, and options	—	143,083	(1,811,908)	—	—	(463,603)	—	—	—
Net change in open trade equity	—	(4,750)	284,591	—	—	—	—	—	—
Net unrealized gain/(loss) on option / swap contracts	—	—	—	(84,491)	(218,073)	910,567	(47,375)	(48,003)	2,115,441
Trading commissions	—	(4,144)	(60,831)	—	—	(69,341)	—	—	—

Net gain/(loss) on investments	—	134,189	(1,588,148)	(84,491)	(218,073)	377,623	(47,375)	(48,003)	2,115,441

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$—	$134,424	$(1,588,899)	$(84,491)	$(218,073)	$374,013	$(47,375)	$(48,003)	$2,115,441

	Frontier Trading			Frontier Trading			Frontier Trading
	Company XXXVII, LLC			Company XXXVIII, LLC			Company XXXIX, LLC
	12/31/2017	12/31/2016	12/31/2015	12/31/2017	12/31/2016	12/31/2015	12/31/2017	12/31/2016	12/31/2015
Investment Income:
Interest-net	$—	$—	$—	$—	$790	$(1,607)	$—	$—	$—

Total Income	—	—	—	—	790	(1,607)	—	—	—

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures, forwards, and options	—	—	—	—	(4,641,720)	(2,416,059)	—	—	—
Net change in open trade equity	—	—	—	—	(79,619)	(1,064,164)	—	—	—
Net unrealized gain/(loss) on option / swap contracts	26,621	(111,959)	(300,633)	—	—	—	(297,047)	438,145	419,803
Net unrealized gain/(loss) on private investment companies	—	—	—	(2,202,627)	2,384,103	—	—	—	—
Net realized gain/(loss) on private investment companies	—	—	—	1,238,449	—	—	—	—	—
Trading commissions	—	—	—	—	(76,901)	(143,158)	—	(7,000)	—

Net gain/(loss) on investments	26,621	(111,959)	(300,633)	(964,178)	(2,414,137)	(3,623,381)	(297,047)	431,145	419,803

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$26,621	$(111,959)	$(300,633)	(964,178)	$(2,413,347)	$(3,624,988)	$(297,047)	$431,145	$419,803

(1)	Trading Company VII ceased trading operations April 28, 2016
(2)	Trading Company XIV ceased trading operations April 21, 2016
(3)	Trading Company XXIII ceased trading operations July 22, 2016
(4)	Trading Company XXIX ceased trading operations January 29, 2016
(5)	Trading Company XV ceased trading operations May 9, 2017

The accompanying notes are an integral part of these consolidated financial statements.

The Trading Companies of the Frontier Fund
Statements of Changes in Members’ Equity
For the Years Ended December 31, 2017, 2016 and 2015

	Frontier Trading	Frontier Trading	Frontier Trading
	Company I LLC	Company II LLC	Company VII, LLC (1)
Members’ Equity, December 31, 2014	$25,979,705	$14,324,969	$10,240,142

Capital Contributed	152,936,600	32,277,000	54,479,000
Capital Distributed	(165,396,061)	(37,200,000)	(60,937,393)
Net Increase (decrease) in Members’ Equity Resulting From Operations	9,626,503	3,942,397	4,220,713

Members’ Equity, December 31, 2015	23,146,747	13,344,366	8,002,462

Capital Contributed	175,068,296	173,832,267	20,283,579
Capital Distributed	(195,185,435)	(168,961,025)	(32,986,416)
Net Increase (decrease) in Members’ Equity Resulting From Operations	3,853,996	991,398	4,700,375

Members’ Equity, December 31, 2016	6,883,604	19,207,006	—

Capital Contributed	5,974,621	9,248,169	—
Capital Distributed	(4,734,216)	(18,566,718)	—
Net Increase (decrease) in Members’ Equity Resulting From Operations	(496,247)	4,611,221	—

Members’ Equity, December 31, 2017	$7,627,762	$14,499,678	$—

	Frontier Trading	Frontier Trading	Frontier Trading
	Company XIV, LLC (2)	Company XV, LLC	Company XXIII, LLC (3)
Members’ Equity, December 31, 2014	$4,707,022	$15,400,970	$3,524,969

Capital Contributed	7,272,500	975,100	17,805,000
Capital Distributed	(7,550,000)	(2,690,500)	(19,100,000)
Net Increase (decrease) in Members’ Equity Resulting From Operations	(985,611)	57,767	836,116

Members’ Equity, December 31, 2015	3,443,911	13,743,337	3,066,085

Capital Contributed	3,205,916	7,771,910	8,295,740
Capital Distributed	(7,696,626)	(14,817,369)	(13,313,497)
Net Increase (decrease) in Members’ Equity Resulting From Operations	1,046,799	2,149,396	1,951,672

Members’ Equity, December 31, 2016	—	8,847,274	—

Capital Contributed	—	—	—
Capital Distributed	—	(8,005,604)	—
Net Increase (decrease) in Members’ Equity Resulting From Operations	—	(841,669)	—

Members’ Equity, December 31, 2017	$—	$—	$—

	Frontier Trading	Frontier Trading	Frontier Trading
	Company XXIX, LLC (4)	Company XXXIV, LLC	Company XXXV, LLC
Members’ Equity, December 31, 2014	$1,666,545	$18,934,047	$6,570,409

Capital Contributed	4,042,000	11,282,015	—
Capital Distributed	(3,100,000)	(11,432,553)	—
Net Increase (decrease) in Members’ Equity Resulting From Operations	(1,588,899)	374,013	2,115,441

Members’ Equity, December 31, 2015	1,019,646	19,157,522	8,685,850

Capital Contributed	2,207,000	—	—
Capital Distributed	(3,361,070)	(4,926,555)	(2,500,000)
Net Increase (decrease) in Members’ Equity Resulting From Operations	134,424	(218,072)	(48,003)

Members’ Equity, December 31, 2016	—	14,012,895	6,137,847

Capital Contributed
Capital Distributed	—	(7,514,000)	(2,214,000)
Net Increase (decrease) in Members’ Equity Resulting From Operations	—	(84,491)	(47,375)

Members’ Equity, December 31, 2017	$—	$6,414,404	$3,876,472

	Frontier Trading	Frontier Trading	Frontier Trading
	Company XXXVII, LLC	Company XXXVIII, LLC	Company XXXIX, LLC
Members’ Equity, December 31, 2014	$3,633,060	$4,313,683	$7,540,466

Capital Contributed	1,000,000	14,336,000	—
Capital Distributed	—	(12,050,000)	—
Net Increase (decrease) in Members’ Equity Resulting From Operations	(300,633)	(3,624,988)	419,803

Members’ Equity, December 31, 2015	4,332,427	2,974,695	7,960,269

Capital Contributed	—	17,027,822	—
Capital Distributed	(115,000)	(6,405,067)	(1,900,000)
Net Increase (decrease) in Members’ Equity Resulting From Operations	(111,959)	(2,413,347)	431,145

Members’ Equity, December 31, 2016	4,105,468	11,184,103	6,491,414

Capital Contributed	—	3,695,073	—
Capital Distributed	(3,850,050)	(11,763,129)	(5,000,000)
Net Increase (decrease) in Members’ Equity Resulting From Operations	26,621	(964,178)	(297,047)

Members’ Equity, December 31, 2017	$282,039	$2,151,869	$1,194,367

The accompanying notes are an integral part of these consolidated financial statements.

The Trading Companies of the Frontier Fund
Statements of Cash Flows
For the Years Ended December 31, 2017, 2016 and 2015

	Frontier Trading			Frontier Trading			Frontier Trading
	Company I, LLC			Company II, LLC			Company VII, LLC
	2017	2016	2015	2017	2016	2015	2017	2016	2015

Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$(496,247)	$3,853,996	$9,626,503	$4,611,221	$991,398	$3,942,397	$—	$4,700,375	$4,220,713
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by (used in) operating activities:
Decrease (increase) in receivable from futures commission merchants	(810,998)	15,540,015	544,018	4,870,191	(5,252,127)	(1,893,306)	—	14,330,819	(7,636,501)
Decrease (increase) in open trade equity, at fair value	59,109	517,791	2,376,408	(167,338)	(622,945)	2,873,705	—	(6,482,499)	9,951,838
Net realized (gain) loss on swap contracts	—	—	—	—	—	—	—	154,380	(77,725)
Net unrealized (gain) loss on option/swap contracts	—	205,998	(87,257)	—	—	—	—	—	—
(Decrease) increase in risk analysis fee payable	7,731	1,155	—	4,475	12,215	—	—	—	—
Decrease (increase) in interest receivable	—	—	—	—	217	204	—	—	—
(Decrease) increase in interest payable	—	(1,816)	(211)	—	—	—	—	(238)	68
Net cash provided by (used in) operating activities	(1,240,405)	20,117,139	12,459,461	9,318,549	(4,871,242)	4,923,000	—	12,702,837	6,458,393

Cash Flows from Financing Activities
Capital Contributed	5,974,621	175,068,296	152,936,600	9,248,169	173,832,267	32,277,000	—	20,283,579	54,479,000
Capital Distributed	(4,734,216)	(195,185,435)	(165,396,061)	(18,566,718)	(168,961,025)	(37,200,000)	—	(32,986,416)	(60,937,393)

Net cash provided by (used in) financing activities	1,240,405	(20,117,139)	(12,459,461)	(9,318,549)	4,871,242	(4,923,000)	—	(12,702,837)	(6,458,393)

Net change in cash and cash equivalents	—	—	—	—	—	—	—	—	—
Cash and cash equivalents, beginning of period	—	—	—	—	—	—	—	—	—
Cash and cash equivalents, end of period	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Frontier Trading			Frontier Trading			Frontier Trading
	Company XIV, LLC			Company XV, LLC			Company XXIII, LLC
	2017	2016	2015	2017	2016	2015	2017	2016	2015

Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$—	$1,046,799	$(985,611)	$(841,669)	$2,149,396	$57,767	$—	$1,951,672	$836,116
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by (used in) operating activities:
Decrease (increase) in receivable from futures commission merchants	—	3,409,216	273,327	8,207,387	5,073,766	460,832	—	3,093,791	(462,427)
Decrease (increase) in open trade equity, at fair value	—	34,484	990,384	642,494	(180,154)	1,196,577	—	(27,706)	921,311
(Decrease) increase in risk analysis fee payable	—	—	—	(2,303)	2,303	—	—	—	—
Decrease (increase) in interest receivable	—	211	(211)	(305)	—	68	—	—	—
(Decrease) increase in interest payable	—	—	(389)	—	148	156	—	—	—
Net cash provided by (used in) operating activities	—	4,490,710	277,500	8,005,604	7,045,459	1,715,400	—	5,017,757	1,295,000

Cash Flows from Financing Activities

Capital Contributed	—	3205916	7272500	—	7,771,910	975100	—	8,295,740	17,805,000
Capital Distributed	—	(7,696,626)	(7,550,000)	(8,005,604)	(14,817,369)	(2,690,500)	—	(13,313,497)	(19,100,000)

Net cash provided by (used in) financing activities	—	(4,490,710)	(277,500)	(8,005,604)	(7,045,753)	(1,715,400)	—	(5,017,757)	(1,295,000)

Net change in cash and cash equivalents	—	—	—	—	—	—	—	—	—
Cash and cash equivalents, beginning of period	—	—	—	—	—	—	—	—	—
Cash and cash equivalents, end of period	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Frontier Trading			Frontier Trading			Frontier Trading
	Company XXIX, LLC			Company XXXIV, LLC			Company XXXV, LLC
	2017	2016	2015	2017	2016	2015	2017	2016	2015

Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$—	$134,424	$(1,588,899)	$(84,491)	$(218,073)	$374,013	$(47,375)	$(48,003)	$2,115,441
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by (used in) operating activities:
Decrease (increase) in receivable from futures commission merchants	—	1,014,896	931,466	—	—	687,693	—	—	—
Decrease (increase) in open trade equity, at fair value	—	4,750	(284,591)	—	—	—	—	—	—
Net realized (gain) loss on swap contracts	—	—	—	—	—	—	—	48,003	(2,115,441)
Net unrealized (gain) loss on swap contracts	—	—	—	84,491	218,073	(910,567)	47,375	—	—
(Decresse) increase in swap collateral	—	—	—	7,514,000	—	—	2,214,000	2,500,000	—
(Decrease) increase in interest payable	—	—	24	—	—	(602)	—	—	—
Net cash provided by (used in) operating activities	—	1,154,070	(942,000)	7,514,000	—	150,537	2,214,000	2,500,000	—

Cash Flows from Financing Activities
(Decresse) increase in advance on unrealized swap appreciation	—	—	—	—	4,926,555	—	—	—	—
Capital Contributed	—	2,207,000	4,042,000	—	—	11,282,015	—	(2,500,000)	—
Capital Distributed	—	(3,361,070)	(3,100,000)	(7,514,000)	(4,926,555)	(11,432,552)	(2,214,000)	—	—

Net cash provided by (used in) financing activities	—	(1,154,070)	942,000	(7,514,000)	—	(150,537)	(2,214,000)	(2,500,000)	—

Net change in cash and cash equivalents	—	—	—	—	—	—	—	—	—
Cash and cash equivalents, beginning of period	$—	$—	—	$—	$—	—	$—	$—	—
Cash and cash equivalents, end of period	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Frontier Trading			Frontier Trading			Frontier Trading
	Company XXXVII, LLC			Company XXXVIII, LLC			Company XXXIX, LLC
	2017	2016	2015	2017	2016	2015	2017	2016	2015

Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$26,621	$(111,959)	$(300,633)	$(964,178)	$(2,413,347)	$(3,624,988)	$(297,047)	$431,145	$419,803
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by (used in) operating activities:
Decrease (increase) in receivable from futures commission merchants	—	—	—	—	2,670,015	274,677	—	—	—
Decrease (increase) in open trade equity, at fair value	—	—	—	—	304,878	1,064,165	—	—	—
(Decrease) increase in swap collateral	3,850,050	—	—	—	—	—	5,000,000	—	—
Net unrealized (gain) loss on swap contracts	(26,621)	111,959	(699,367)	—	—	—	297,047	(431,145)	(419,803)
Sale of Private Investment Companies	—	—	—	9,568,056	—	—	—	—	—
Purchase of Private Investment Companies	—	—	—	(1,500,000)	(8,800,000)	—	—	—	—
Decrease (increase) in other assets	—	—	—	—	(2,384,103)	—	—	—	—
Net unrealized (gain) loss in Investments in private investment companies	—	—	—	(1,238,449)	—	—	—	—	—
Net realized (gain) loss in Investments in private investment companies	—	—	—	2,202,627	—	—	—	—	—
Decrease (increase) in interest receivable	—	—	—	—	(198)	146	—	—	—
(Decresse) increase in advance on unrealized swap appreciation	—	—	—	—	—	—	—	—	—
Net cash provided by (used in) operating activities	3,850,050	—	(1,000,000)	8,068,056	(10,622,755)	(2,286,000)	5,000,000	—	—

Cash Flows from Financing Activities
(Decresse) increase in advance on unrealized swap appreciation	—	115,000		—				1,900,000
Capital Contributed	—	—	1,000,000	3,695,073	17,027,822	14,336,000	—	—
Capital Distributed	(3,850,050)	(115,000)	—	(11,763,129)	(6,405,067)	(12,050,000)	(5,000,000)	(1,900,000)

Net cash provided by (used in) financing activities	(3,850,050)	—	1,000,000	(8,068,056)	10,622,755	2,286,000	(5,000,000)	—	—

Net change in cash and cash equivalents	—	—	—	—	—	—	—	—	—
Cash and cash equivalents, beginning of period	$—	$—	—	$—	$—	—	$—	$—
Cash and cash equivalents, end of period	$—	$—	$—	$—	$—	$—	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Funds
Notes to Financial Statements

1.	Organization and Purpose

These financial statements and related notes pertain to the following companies: Frontier Trading Company I LLC, Frontier Trading Company II LLC, Frontier Trading Company VII LLC, Frontier Trading Company IX LLC , Frontier Trading Company XIV, Frontier Trading Company XV LLC, Frontier Trading Company XXIII, Frontier Trading Company XXIX, Frontier Trading Company XXXIV, LLC, Frontier Trading Company XXXV LLC, Frontier Trading Company XXXVII, LLC, Frontier Trading Company XXXVIII, LLC, and Frontier Trading Company XXXIX, LLC (the “Trading Companies”).

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

Each Trading Company authorizes certain Trading Advisors to place trades and manage assets at pre-determined investment levels. The Trading Companies were organized for the purpose of investing in securities and derivative instruments, and have no operating income or expenses, except for trading income and expenses and a risk analysis fee.

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

Receivable from Futures Commission Merchants—The Trading Companies deposit assets with a FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trading Companies earn interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2017 included restricted cash for margin requirements of $3,178,810 for the Frontier Trading Company I LLC and $8,399,902 for the Frontier Trading Company II LLC.

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

Purchase and Sales of Private Investment Companies – Trading Companies are able to subscribe into and redeem from the Galaxy Plus entities on a weekly basis. The value of the private investment companies is determined by the Sponsor and reported on a daily basis. The change in value is calculated as the difference between the total purchase proceeds and the fair value calculated by the Sponsor and is recorded as net unrealized gain/(loss) on private investment companies on the statements of operations.

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

Income Taxes—The Trading Companies apply the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trading Companies’ financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trading Company level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. Management has concluded there is no tax expense, interest or penalties to be recorded by the Trading Companies. The 2014 through 2017 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

Fees and Expenses—The Trading Companies incur no expenses other than trading commissions resulting from normal trading activity. All operating expenses such as legal, accounting, etc. are paid for, without reimbursement, by Frontier Fund Management LLC, the Managing Owner of the Trust.

Recently Adopted Accounting Pronouncement—None

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

Investments in Private Investment Companies. Investments in private investment companies are valued utilizing the net asset values provided by the underlying private investment companies as a practical expedient. The Series applies the practical expedient to its investments in private investment companies on an investment-by-investment basis, and consistently with the Series’ entire position in a particular investment, unless it is probable that the Fund will sell a portion of an investment at an amount different from the net asset value of the investment.

The following table summarizes the instruments that comprise the Trading Companies financial asset portfolio measured at fair value on a recurring basis as of December 31, 2017 and 2016, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

				Total
December 31, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value

Frontier Trading Company I LLC
Open Trade Equity (Deficit)	$144,983	$33,569	$—	$178,552
Frontier Trading Company II LLC
Open Trade Equity (Deficit)	1,000,957	388,905	—	1,389,862
Frontier Trading Company XXXIV, LLC
Swap Contracts	—	—	11,340,959	11,340,959
Frontier Trading Company XXXV, LLC
Swap Contracts	—	—	6,376,472	6,376,472
Frontier Trading Company XXXVII, LLC
Swap Contracts	—	—	397,039	397,039
Frontier Trading Company XXXIX, LLC
Swap Contracts	—	—	3,094,367	3,094,367
Frontier Trading Company XXXVIII, LLC
Private Investment Companies	—	2,151,869	—	2,151,869

				Total
December 31, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value

Frontier Trading Company I LLC
Open Trade Equity (Deficit)	$288,647	$(50,986)	$—	$237,661
Frontier Trading Company II LLC
Open Trade Equity (Deficit)	1,123,666	98,858	—	1,222,524
Frontier Trading Company XV, LLC
Open Trade Equity (Deficit)	635,782	6,712	—	642,494
Frontier Trading Company XXXIV, LLC
Swap Contracts	—	—	18,939,450	18,939,450
Frontier Trading Company XXXV, LLC
Swap Contracts	—	—	8,637,847	8,637,847
Frontier Trading Company XXXVII, LLC
Swap Contracts	—	—	4,220,468	4,220,468
Frontier Trading Company XXXVIII, LLC
Private Investment Companies	—	11,183,404	—	11,183,404
Frontier Trading Company XXXIX, LLC
Swap Contracts	—	—	8,391,414	8,391,414

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap Contract asset gains and losses (realized/unrealized) included in earnings are classified in “net realized and unrealized gain/(loss) on investments net realized and unrealized gain/(loss) on swap contracts” on the statements of operations. During the years ended December 31, 2017 and 2016, all identified level three assets were components of the Frontier Trading Company XXXIV, XXXV, XXXVII, and XXXIX.

	Frontier Trading Company	Frontier Trading Company
	XXXIV LLC	XXXIX, LLC
	For The Year Ending	For The Year Ending
	December 31, 2017	December 31, 2017
Balance of recurring Level 3 assets as of January 1, 2017	$18,939,449	$8,391,414
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	(84,491)	(297,047)
Included in other comprehensive income	—	—
Purchases, sales, issuances, and settlements, net	(7,513,999)	(5,000,000)
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2017	$11,340,959	$3,094,367

	Frontier Trading Company	Frontier Trading Company
	XXXV LLC	XXXVII, LLC
	For The Year Ending	For The Year Ending
	December 31, 2017	December 31, 2017
Balance of recurring Level 3 assets as of January 1, 2017	$8,637,847	$4,220,468
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	(47,375)	26,621
Included in other comprehensive income	—	—
Purchases, sales, issuances, and settlements, net	(2,214,000)	(3,850,050)
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2017	$6,376,472	$397,039

	Frontier Trading Company XXXIV LLC For The Year Ending December 31, 2016	Frontier Trading Company XXXIX, LLC For The Year Ending December 31, 2016
Balance of recurring Level 3 assets as of January 1, 2016	$19,157,522	$7,960,269
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	(218,073)	431,145
Included in other comprehensive income	—	—
Purchases, sales, issuances, and settlements, net	—	—
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2016	$18,939,449	$8,391,414

	Frontier Trading Company XXXV LLC For The Year Ending December 31, 2016	Frontier Trading Company XXXVII, LLC For The Year Ending December 31, 2016
Balance of recurring Level 3 assets as of January 1, 2016	$8,685,850	$4,332,427
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	(48,003)	(111,959)
Included in other comprehensive income	—	—
Purchases, sales, issuances, and settlements, net	—	—
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2016	$8,637,847	$4,220,468

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2017:

	Frontier Trading	Frontier Trading	Frontier Trading	Frontier Trading
	Company XXXV LLC	Company XXXVII LLC	Company XXXIV LLC	Company XXXIX LLC
Swaps	$(47,375)	$26,621	$(84,491)	$(297,047)

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

The Trading Companies assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Trading Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the year ended December 31, 2017 and 2016, the Trust did not transfer any assets between Level 1, Level 2 or Level 3.

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

To help to reduce counterparty risk on the Trading Companies, the Managing Owner has the right to reduce the Trading Companies’ exposure and remove cash from the Trading Companies’ total return swaps with Deutsche Bank AG. This cash holding shall be in excess of $250,000, and may not exceed 40% of the Index exposure in total. Index exposure is defined as the total notional amount plus any profit. The funds are charged interest on this cash holding and any amount removed will be offset against the final settlement value of the swap. As of December 31, 2017, the Frontier Trading Company XXXIV LLC, Frontier Trading Company XXXV LLC, Frontier Trading Company XXXVII LLC, and Frontier Trading Company XXXIX LLC, had $4,926,555, $2,500,000, $115,000, and $1,900,000, respectively, in cash holdings as shown in the Series’ Statements of Financial Conditions under advance on unrealized swap appreciation, which relates to the Trading Companies’ total return swaps with Deutsche Bank AG. Embedded in the swap fair value is management and incentive fees being paid to Trading Advisors. As of December 31, 2017, the management fees and range of incentive fees by Trading Company were as follows:

Trading Company	Management Fee	Incentive Fee
Frontier Trading Company XXXIV LLC	1%	20-25%
Frontier Trading Company XXXV LLC	1%	20-25%
Frontier Trading Company XXXVII LLC	1.5%	25%
Frontier Trading Company XXXIX LLC	1%	15%

Such fees are embedded in the fair value of the swap and are included in net unrealized gain (loss) on swap contracts on the Statements of Operations.

The Trading Companies have invested in the following swaps as of December 31, 2017.

	XXXIX Brevan Howard	XXXIV Balanced select swap	XXXV Diversified select swap	XXXVII L/S select swap
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap

Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$2,072,056	$13,373,629	$4,651,155	$653,610
Termination Date	3/26/2018	8/2/2018	8/2/2018	8/7/2018
Cash Collateral	$982,500	$2,086,000	$1,186,000	$29,950
Swap Value	$2,111,867	$9,254,959	$5,190,472	$367,089
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	($297,047)	($84,491)	($47,375)	$26,621
Fair Value as of 12/31/2017	$3,094,367	$11,340,959	$6,376,472	$397,039
Advance on swap appreciation	($1,900,000)	($4,926,555)	($2,500,000)	($115,000)

The Trading Companies have invested in the following swaps as of December 31, 2016.

	XXXIX Brevan Howard	XXXIV Balanced Select Swap	XXXV Diversified Select Swap	XXXVII L/S Select Swap
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap

Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$11,413,283	$22,580,043	$13,851,707	$1,877,692
Termination Date	3/26/2018	8/2/2018	8/2/2018	8/7/2018
Cash Collateral	$5,986,000	$9,600,000	$3,400,000	$3,880,000
Swap Value	$2,405,414	$9,339,450	$5,237,847	$340,468
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	$431,145	($218,073)	($48,003)	($111,959)
Fair Value as of 12/31/2016	$8,391,414	$18,939,450	$8,637,847	$4,220,468
Advance on swap appreciation	($1,900,000)	($4,926,555)	($2,500,000)	($115,000)

5.	Financial Highlights

The following information presents the financial highlights of the Trading Companies for the years ended December 31, 2017, 2016 and 2015.

	Frontier Trading			Frontier Trading			Frontier Trading
	Company I LLC			Company II LLC			Company VII, LLC (1)
	12/31/2017	12/31/2016	12/31/2015	12/31/2017	12/31/2016	12/31/2015	12/31/2017	12/31/2016	12/31/2015

Net Investment Gain	0.33%	-0.01%	-0.11%	0.36%	0.04%	0.02%	0.00%	0.05%	-0.02%

Total Return	-6.34%	19.51%	63.74%	37.39%	36.78%	67.48%	0.00%	145.34%	117.20%

	Frontier Trading			Frontier Trading			Frontier Trading
	Company XIV, LLC (2)			Company XV, LLC (5)			Company XXIII, LLC (3)
	12/31/2017	12/31/2016	12/31/2015	12/31/2017	12/31/2016	12/31/2015	12/31/2017	12/31/2016	12/31/2015

Net Investment Gain	0.00%	0.11%	-0.01%	0.00%	0.01%	0.01%	0.00%	-0.42%	-0.45%

Total Return	0.00%	75.41%	-27.64%	-10.32%	32.45%	-0.93%	0.00%	-99.99%	48.44%

	Frontier Trading			Frontier Trading			Frontier Trading
	Company XXIX, LLC (4)			Company XXXIX, LLC			Company XXXIV, LLC
	12/31/2017	12/31/2016	12/31/2015	12/31/2017	12/31/2016	12/31/2015	12/31/2017	12/31/2016	12/31/2015

Net Investment Gain	0.00%	0.06%	-0.04%	0.00%	0.00%	0.00%	0.00%	0.00%	-0.02%

Total Return	0.00%	-100.00%	-56.27%	7.25%	5.02%	5.57%	0.63%	2.30%	1.43%

	Frontier Trading			Frontier Trading			Frontier Trading
	Company XXXV, LLC			Company XXXVII, LLC			Company XXXVIII, LLC
	12/31/2017	12/31/2016	12/31/2015	12/31/2017	12/31/2016	12/31/2015	12/31/2017	12/31/2016	12/31/2015

Net Investment Gain	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	-0.02%	-0.04%

Total Return	-1.23%	7.97%	32.20%	14.83%	-2.57%	-2.86%	-5.85%	-71.58%	-58.46%

(1)	Trading Company VII ceased operations April 28, 2016
(2)	Trading Company XIV ceased operations April 21, 2016
(3)	Trading Company XXIII ceased operations July 22, 2016
(4)	Trading Company XXIX ceased operations January 29, 2016
(5)	Trading Company XV ceased trading operations May 9, 2017

6.	Investments in Private Investment Companies

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

As of December 31, 2017, Frontier Trading Company XXXVIII, LLC’s investment into Galaxy Plus Fund – Quest FIT Feeder Fund (535) LLC had a fair value of $2,151,869. For the year ended December 31, 2017, Galaxy Plus Fund – Quest FIT Feeder Fund (535) LLC incurred $0 in trading commissions and had $0 and $(964,178) in realized and unrealized trading gains, respectively, for a net loss of $964,178. Galaxy Plus Fund – Quest FIT Feeder Fund (535) LLC allows for weekly redemptions upon 24 hours written notice. There are no liquidity restrictions.

7.	Derivative Instruments and Hedging Activities

The Trading Companies’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trading Companies do not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trading Companies’ derivatives by instrument types as of December 31, 2017 and 2016 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trading Companies’ positions in swap contracts.

The following tables summarize the monthly averages of futures contracts bought and sold for each respective Trading Company:

For the Year Ended December 31, 2017

Monthly average contracts:

	Bought	Sold

Frontier Trading Company I LLC	1,070	1,008
Frontier Trading Company II LLC	1,998	1,980
Frontier Trading Company XV LLC	4,019	4,191

For the Year Ended December 31, 2016

Monthly average contracts:

	Bought	Sold

Frontier Trading Company I LLC	18,202	18,243
Frontier Trading Company II LLC	2,082	2,130
Frontier Trading Company VII LLC	3,085	3,086
Frontier Trading Company XIV LLC	795	803
Frontier Trading Company XV LLC	4,154	4,001
Frontier Trading Company XXIII LLC	1,682	1,615
Frontier Trading Company XXIX LLC	64	71
Frontier Trading Company XXXVIII LLC	1,341	1,208

For the Year Ended December 31, 2015

Monthly average contracts:

	Bought	Sold

Frontier Trading Company I LLC	14,894	15,185
Frontier Trading Company II LLC	1,508	1,597
Frontier Trading Company VII LLC	13,402	13,274
Frontier Trading Company XIV LLC	1,338	1,359
Frontier Trading Company XV LLC	2,153	2,225
Frontier Trading Company XXIII LLC	2,926	2,962
Frontier Trading Company XXIX LLC	526	537
Frontier Trading Company XXXIV LLC	972	972
Frontier Trading Company XXXVIII LLC	1,275	1,349

The following tables summarize the trading revenues for the years ended December 31, 2017, 2016 and 2015, approximately by sector:

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended December 31, 2017

	Frontier Trading	Frontier Trading	Frontier Trading
Type of contract	Company I LLC	Company II LLC	Company XV LLC

Metals	$(134,275)	$(1,603,451)	$(143,520)
Currencies	131,327	(1,711,164)	(290,393)
Energies	108,921	(1,130,286)	(485,509)
Agriculturals	(551,945)	697,796	162,919
Interest rates	(381,197)	(1,574,108)	(894,051)
Stock indices	445,257	9,654,901	1,502,370
Realized trading income/(loss)(1)	$(381,912)	$4,333,688	$(148,184)

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended December 31, 2016

	Frontier Trading	Frontier Trading	Frontier Trading	Frontier Trading
Type of contract	Company I LLC	Company II LLC	Company VII LLC	Company X1V LLC

Metals	$(570,904)	$(2,388,857)	$(2,735,981)	$15,680
Currencies	(1,134,947)	2,449,081	(333,855)	180,074
Energies	(540,962)	(1,997,815)	1,426,316	173,411
Agriculturals	(793,888)	(645,570)	634,825	(128,046)
Interest rates	6,698,984	3,484,057	(342,396)	1,341,209
Stock indices	1,051,934	(282,419)	(128,497)	(462,833)
Realized trading income/(loss)(1)	$4,710,217	$618,478	$(1,479,588)	$1,119,495

		Frontier Trading	Frontier Trading	Frontier Trading
	Frontier Trading	Company XXIII	Company XXIX	Company XXXVIII
Type of contract	Company XV LLC	LLC	LLC	LLC

Metals	$(410,694)	$125,165	$(8,260)	$(496,363)
Currencies	885,773	(661,239)	5,174	(1,715,921)
Energies	(341,104)	(403,582)	(54,266)	33,941
Agriculturals	(239,338)	—	4,630	(188,884)
Interest rates	1,821,478	3,627,111	154,416	(1,732,861)
Stock indices	375,929	(660,900)	41,389	(541,633)
Realized trading income/(loss)(1)	$2,092,044	$2,026,555	$143,083	$(4,641,720)

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended December 31, 2015

	Frontier Trading	Frontier Trading	Frontier Trading	Frontier Trading
Type of contract	Company I LLC	Company II LLC	Company VII LLC	Company X1V LLC

Metals	$638,640	$412,683	$2,770,377	$(173,565)
Currencies	1,473,437	(346,462)	572,927	(1,062,588)
Energies	3,075,926	3,898,848	13,476,409	1,755,803
Agriculturals	(618,275)	295,065	1,146,162	(308,178)
Interest rates	4,813,887	4,204,957	(803,460)	767,420
Stock indices	2,273,642	(1,544,747)	173,194	(850,694)
Realized trading income/(loss)(1)	$11,657,257	$6,920,344	$17,335,609	$128,198

		Frontier Trading	Frontier Trading	Frontier Trading
	Frontier Trading	Company XXIII	Company XXIX	Company XXXIV
Type of contract	Company XV LLC	LLC	LLC	LLC

Metals	$318,485	$(321,260)	$(680,920)	$(2,157)
Currencies	(1,140,254)	(349,146)	(68,374)	31,785
Energies	2,554,164	685,793	(755,954)	—
Agriculturals	(430,338)	—	(405,228)	—
Interest rates	466,376	1,569,067	(162,699)	(69,996)
Stock indices	(383,176)	398,225	261,267	(423,235)
Realized trading income/(loss)(1)	$1,385,257	$1,982,679	$(1,811,908)	$(463,603)

Frontier Trading
Company XXXVIII
Type of contract	LLC

Metals	$(146,993)
Currencies	776,564
Energies	(702,562)
Agriculturals	(755,577)
Interest rates	(2,939,346)
Stock indices	1,351,855
Realized trading income/(loss)(1)	$(2,416,059)

(1)	Amounts recorded in the Statements of Operations under Net realized gain(loss) on futures forwards and options.

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2017

	Frontier Trading	Frontier Trading	Frontier Trading
Type of contract	Company I LLC	Company II LLC	Company XV LLC

Metals	$(115,993)	$730,004	$(57,373)
Currencies	81,844	(183,821)	(151,187)
Energies	78,514	426,534	(176,868)
Agriculturals	(59,986)	(127,143)	(26,685)
Interest rates	(50,861)	(259,298)	(214,247)
Stock indices	6,424	(168,116)	(59,662)
Change in unrealized trading income/(loss)(1)	$(60,058)	$418,160	$(686,022)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2016

	Frontier Trading	Frontier Trading	Frontier Trading	Frontier Trading
Type of contract	Company I LLC	Company II LLC	Company XV LLC	Company XIV LLC

Metals	$(16,549)	$(577,784)	$2,998,383	$(36,385)
Currencies	(695,645)	147,840	(34,630)	(68,823)
Energies	109,673	(165,261)	3,264,774	87,766
Agriculturals	8,545	105,158	169,070	(2,760)
Interest rates	43,332	699,717	(2,272)	55,947
Stock indices	293,774	311,568	42,046	(70,230)
Change in unrealized trading income/(loss)(1)	$(256,870)	$521,238	$6,437,371	$(34,485)

		Frontier Trading	Frontier Trading	Frontier Trading
	Frontier Trading	Company XXIII	Company XXIX	Company XXXVIII
Type of contract	Company XV LLC	LLC	LLC	LLC

Metals	$(97,042)	$(4,280)	$10,744	$(62,455)
Currencies	244,511	(118,177)	(38,876)	(270,069)
Energies	(457,543)	61,323	(10,686)	2,020
Agriculturals	(47,280)	—	40,435	146,494
Interest rates	435,147	80,695	5,426	52,293
Stock indices	122,797	8,145	(11,793)	52,098
Change in unrealized trading income/(loss)(1)	$200,590	$27,706	$(4,750)	$(79,619)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2015

	Frontier Trading	Frontier Trading	Frontier Trading	Frontier Trading
Type of contract	Company I LLC	Company II LLC	Company XV LLC	Company XIV LLC

Metals	$225,190	$342,136	$(3,034,728)	$134,618
Currencies	(346,776)	(77,235)	(166,305)	334,553
Energies	(487,009)	(369,441)	(9,809,446)	(950,395)
Agriculturals	28,013	51,330	115,115	(4,647)
Interest rates	(1,490,244)	(2,060,991)	740,922	(437,886)
Stock indices	878,018	(759,504)	122,840	(66,627)
Change in unrealized trading income/(loss)(1)	$(1,192,808)	$(2,873,705)	$(12,031,602)	$(990,384)

		Frontier Trading	Frontier Trading	Frontier Trading
	Frontier Trading	Company XXIII	Company XXIX	Company XXXVIII
Type of contract	Company XV LLC	LLC	LLC	LLC

Metals	$341,471	$(66,888)	$30,664	$5,425
Currencies	72,012	(39,897)	28,909	(466,640)
Energies	(87,414)	(38,274)	332,868	(104,322)
Agriculturals	(193,258)	—	(22,429)	(195,062)
Interest rates	(1,031,166)	(705,395)	(66,993)	(15,968)
Stock indices	(298,164)	(70,857)	(18,428)	(287,597)
Change in unrealized trading income/(loss)(1)	$(1,196,519)	$(921,311)	$284,591	$(1,064,164)

(1)	Amounts recorded in the Statements of Operations under Net realized gain/(loss) of furutres, forwards and options.

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

The following tables present gross and net information about the Series’ assets and liabilities subject to master netting arrangements as disclosed on the statements of financial condition as of December 31, 2017 and 2016.

			Net Amounts of
			Assets and
As of December 31, 2017			Liabilities
			Presented in the
	Gross Amounts	Gross Amounts of	Statements of
	of recognized	recognized	Financial
	Assets	Liabilities	Condition

Frontier Trading Company I, LLC
Open Trade Equity/(Deficit)	$343,222	$(164,670)	$178,552

Frontier Trading Company II, LLC
Open Trade Equity/(Deficit)	$2,414,792	$(1,024,930)	$1,389,862

Frontier Trading Company XXXIV, LLC
Swap Contracts	$11,340,959	$—	$11,340,959

Frontier Trading Company XXXV, LLC
Swap Contracts	$6,376,472	$—	$6,376,472

Frontier Trading Company XXXVII, LLC
Swap Contracts	$397,039	$—	$397,039

Frontier Trading Company XXXIX, LLC
Swap Contracts	$3,094,367	$—	$3,094,367

As of December 31, 2016			Net Amounts of
			Derivative Assets
			and Liabilities
	Gross Amounts of	Gross Amounts of	Presented in the
	recognized	recognized Derivative	Statements of
	Derivative Assets	Liabilities	Financial Condition

Frontier Trading Company I, LLC
Open Trade Equity/(Deficit)	$515,659	$(277,998)	$237,661

Frontier Trading Company II, LLC
Open Trade Equity/(Deficit)	$2,393,850	$(1,171,326)	$1,222,524

Frontier Trading Company XV, LLC
Open Trade Equity/(Deficit)	$834,176	$(191,682)	$642,494

Frontier Trading Company XXXIV, LLC
Swap Contracts	$18,939,450	$—	$18,939,450

Frontier Trading Company XXXV, LLC
Swap Contracts	$8,637,847	$—	$8,637,847

Frontier Trading Company XXXVII, LLC
Swap Contracts	$4,220,468	$—	$4,220,468

Frontier Trading Company XXXIX, LLC
Swap Contracts	$8,391,414	$—	$8,391,414

8.	Trading Activities and Related Risks

The purchase and sale of futures and options on futures contracts require margin deposits with futures commission merchants (each, an “FCM”). Additional deposits may be necessary for any loss on contract value. The CEA requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited.

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

Management has established procedures to actively monitor and minimize market and credit risks. Investors in units of the Frontier Funds bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

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

10.	Subsequent Events

Effective January 1, 2018, Chesapeake Capital Corporation no longer serves as a Trading Advisor to the Trust.

On January 31, 2018, Garrett W. Phillips resigned as the Chief Financial Officer and Treasurer of the Managing Owner, and as the Chief Operations Officer of Wakefield.

In connection with the resignation of Mr. Phillips, Patrick J. Kane was appointed as the Chief Financial Officer of the Managing Owner, effective as of January 31, 2018.

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

The attached annual report is filed under exemption pursuant to

Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2017

Independent Auditor’s Report

Board of Directors

Galaxy Plus Fund LLC

Report on the Financial Statements

We have audited the accompanying financial statements of Galaxy Plus Fund—FORT Contrarian Feeder Fund (510) LLC, Galaxy Plus Fund—Emil van Essen STP Feeder Fund (516) LLC, Galaxy Plus Fund—Quest Feeder Fund (517) LLC, Galaxy Plus Fund—Chesapeake Feeder Fund (518) LLC, Galaxy Plus Fund—LRR Feeder Fund (522) LLC, Galaxy Plus Fund—QIM Feeder Fund (526) LLC, Galaxy Plus Fund—Quantmetrics Feeder Fund (527) LLC, Galaxy Plus Fund—Doherty Feeder Fund (528) LLC, Galaxy Plus Fund—TT Feeder Fund (531) LLC, Galaxy Plus Fund—Aspect Feeder Fund (532) LLC, Galaxy Plus Fund—Quest FIT Feeder Fund (535) LLC, and Galaxy Plus Fund—Welton GDP Feeder Fund (538) LLC (collectively, the Funds), which comprise the statements of financial condition as of December 31, 2017, and the related statements of operations and changes in members’ equity for the periods ended December 31, 2017, and the related notes to the financial statements.

Management’s Responsibility for the Financial Statements

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Plus Fund—FORT Contrarian Feeder Fund (510) LLC, Galaxy Plus Fund—Emil van Essen STP Feeder Fund (516) LLC, Galaxy Plus Fund—Quest Feeder Fund (517) LLC, Galaxy Plus Fund—Chesapeake Feeder Fund (518) LLC, Galaxy Plus Fund—LRR Feeder Fund (522) LLC, Galaxy Plus Fund—QIM Feeder Fund (526) LLC, Galaxy Plus Fund—Quantmetrics Feeder Fund (527) LLC, Galaxy Plus Fund—Doherty Feeder Fund (528) LLC, Galaxy Plus Fund—TT Feeder Fund (531) LLC, Galaxy Plus Fund—Aspect Feeder Fund (532) LLC, Galaxy Plus Fund—Quest FIT Feeder Fund (535) LLC, and Galaxy Plus Fund—Welton GDP Feeder Fund (538) LLC as of December 31, 2017, and the results of their operations for the periods then ended in accordance with accounting principles generally accepted in the United States of America.

Emphasis of Matter Regarding Going Concern

The accompanying financial statements have been prepared assuming that Galaxy Plus Fund—Chesapeake Feeder Fund (518) LLC (the Fund) will continue as a going concern. As discussed in Note 1 to the financial statements, the Fund’s investors redeemed all of their investments in the Fund in January 2018 which raises substantial doubt about the Fund’s ability to continue as a going concern. Management’s plans with regard to this matter are also descried in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is no modified with respect to this matter.

/s/ RSM US LLP

Denver, Colorado

March 26, 2018

Galaxy Plus Fund LLC
(A Delaware Series Limited Liability Company)

Statements of Financial Condition
December 31, 2017 (Expressed in U.S. Dollars)

	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus
	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -
	510 Series	516 Series	517 Series	518 Series	522 Series	526 Series
Assets

Investment in Master Fund - at fair value	$8,992,028	$6,566,371	$761,889	$2,487,587	$1,495,099	$10,868,257
Cash at bank	1,071,592	17,161	6,025	445,583	18,349	3,557,123
Other assets	—	3,000	—	—	—	—
Receivable from Sponsor	—	—	1,746	1,659	5,239	—

Total assets	$10,063,620	$6,586,532	$769,660	$2,934,829	$1,518,687	$14,425,380

Liabilities and members’ equity

Subscriptions received in advance	$66,667	$—	$—	$—	$—	$500,000
Payable to Master Fund	—	1,000	1,000	1,000	3,000	1,007
Accrued incentive fees	123,098	6,517	—	—	—	266,120
Accrued management fees	26,796	22,648	1,599	7,753	10,000	12,816
Accrued sponsor fees	13,943	9,206	1,156	5,827	2,229	27,562
Accrued professional fees	—	—	—	15,000		—
Accrued operating expenses	3,791	6,062	4,879	11,067	16,298	5,418

Total liabilities	234,295	45,433	8,634	40,647	31,527	812,923

Members’ equity	9,829,325	6,541,099	761,026	2,894,182	1,487,160	13,612,457

Total liabilities and members’ equity	$10,063,620	$6,586,532	$769,660	$2,934,829	$1,518,687	$14,425,380

(continued)

See notes to financial statements.

Galaxy Plus Fund LLC
(A Delaware Series Limited Liability Company)

Statements of Financial Condition (continued)
December 31, 2017 (Expressed in U.S. Dollars)

	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus
	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -
	527 Series	528 Series	531 Series	532 Series	535 Series	538W Series
Assets

Investment in Master Fund - at fair value	$6,220,673	$3,779,266	$5,265,822	$1,924,442	$2,154,296	$23,349,142
Cash at bank	11,957	7,277	72,841	11,917	1,648	23,527
Receivable from Master Fund	—	—	—	—	9,107	—
Receivable from Sponsor	—	—	—	1,746	—	—

Total assets	$6,232,630	$3,786,543	$5,338,663	$1,938,105	$2,165,051	$23,372,669

Liabilities and members’ equity

Payable to Master Fund	$1,000	$1,000	$35,314	$1,000	$—	$—
Accrued incentive fees	—	14,341	11,681	73	—	250,386
Accrued management fees	12,557	3,701	48,942	3,786	3,013	53,344
Accrued sponsor fees	10,306	2,845	11,481	3,143	5,090	18,435
Accrued operating expenses	4,475	5,025	3,333	10,079	5,417	4,933

Total liabilities	28,338	26,912	110,751	18,081	13,520	327,098

Members’ equity	6,204,292	3,759,631	5,227,912	1,920,024	2,151,531	23,045,571

Total liabilities and members’ equity	$6,232,630	$3,786,543	$5,338,663	$1,938,105	$2,165,051	$23,372,669

See notes to financial statements.

Galaxy Plus Fund LLC
(A Delaware Series Limited Liability Company)

Statements of Operations
For the periods ended December 31, 2017 (Expressed in U.S. Dollars)

	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus
	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -
	510 Series	516 Series	517 Series	518 Series	522 Series	526 Series
Net investment income (loss) allocated from Master Fund:
Interest income	$52,087	$—	$—	$10,631	$—	$9,224
Interest expense	—	—	(590)	—	—	—

Net investment income (loss) allocated from Master Fund	52,087	—	(590)	10,631	—	9,224

Fund expenses:
Operating expenses	2,994	7,810	6,356	12,631	23,073	6,325
Management fee	205,512	380,232	44,743	184,679	250,931	289,404
Incentive fee	135,302	1,114,470	—	—	—	1,736,308
Sponsor fee	53,306	49,356	9,871	26,915	19,887	113,720
Professional fee	18,333	18,333	16,587	31,674	49,759	18,333

Total fund expenses	415,447	1,570,201	77,557	255,899	343,650	2,164,090

Total net investment loss	(363,360)	(1,570,201)	(78,147)	(245,268)	(343,650)	(2,154,866)

Realized and unrealized gain (loss) on investments and foreign currency transactions allocated from Master Fund:
Net realized gain/(loss) from investments and foreign currency transactions	2,406,455	1,185,287	(376,018)	99,242	(1,430,235)	6,779,592
Net increase/(decrease) in unrealized appreciation(depreciation) on investments and translation of assets and liabilities denominated in foreign currencies	236,025	3,900,275	(142,417)	423,735	(431,408)	235,304

Net realized and unrealized gain (loss) on investments and foreign currency transactions allocated from investment in master fund	2,642,480	5,085,562	(518,435)	522,977	(1,861,643)	7,014,896

Net increase (decrease) in members’ equity resulting from operations	$2,279,120	$3,515,361	$(596,582)	$277,709	$(2,205,293)	$4,860,030

(continued)

See notes to financial statements.

Galaxy Plus Fund LLC
(A Delaware Series Limited Liability Company)

Statements of Operations (continued)
For the periods ended December 31, 2017 (Expressed in U.S. Dollars)

	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus
	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -
	527 Series	528 Series	531 Series	532 Series	535 Series	538W Series
Net investment income (loss) allocated from Master Fund:
Interest income	$36,282	$—	$16,873	$11,523	$6,285	$14,186

Net investment income (loss) allocated from Master Fund	36,282	—	16,873	11,523	6,285	14,186

Fund expenses:
Operating expenses	6,009	6,497	1,398	11,470	6,566	6,305
Management fee	242,572	59,711	208,034	81,007	58,470	411,433
Incentive fee	—	67,070	11,681	73	—	271,763
Sponsor fee	60,278	15,123	13,852	20,659	35,082	54,259
Professional fee	18,333	18,333	—	16,587	18,333	—

Total fund expenses	327,192	166,734	234,965	129,796	118,451	743,760

Total net investment loss	(290,910)	(166,734)	(218,092)	(118,273)	(112,166)	(729,574)

Realized and unrealized gain (loss) on investments and foreign currency transactions allocated from Master Fund:
Net realized gain/(loss) from investments and foreign currency transactions	490,189	368,608	251,429	(394,851)	(766,856)	885,900
Net increase/(decrease) in unrealized appreciation(depreciation) on investments and translation of assets and liabilities denominated in foreign currencies	(2,566)	(40,619)	567,737	356,275	(85,155)	482,556

Net realized and unrealized gain (loss) on investments and foreign currency transactions allocated from investment in master fund	487,623	327,989	819,166	(38,576)	(852,011)	1,368,456

Net increase (decrease) in members’ equity resulting from operations	$196,713	$161,255	$601,074	$(156,849)	$(964,177)	$638,882

See notes to financial statements.

Galaxy Plus Fund LLC
(A Delaware Series Limited Liability Company)

Statements of Changes in Members’ Equity
For the periods ended December 31, 2017 (Expressed in U.S. Dollars)

	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus
	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -
	510 Series	516 Series	517 Series	518 Series	522 Series	526 Series
Increase/(decrease) in members’ equity from operations:
Total net investment income/(loss)	$(363,360)	$(1,570,201)	$(78,147)	$(245,268)	$(343,650)	$(2,154,866)
Net realized gain/(loss) from investments and foreign currency transactions	2,406,455	1,185,287	(376,018)	99,242	(1,430,235)	6,779,592
Net increase/(decrease) in unrealized appreciation (depreciation) on investments and translation of assets and liabilities denominated in foreign currencies	236,025	3,900,275	(142,417)	423,735	(431,408)	235,304

Net increase/(decrease) in members’ equity resulting from operations	2,279,120	3,515,361	(596,582)	277,709	(2,205,293)	4,860,030

Increase/(decrease) in members’ equity from capital transactions:
Proceeds from issuance of capital	2,074,547	1,780,805	227,676	1,305,477	650,438	7,513,651
Payments for redemption of capital	(6,429,591)	(10,316,156)	(2,743,055)	(10,162,992)	(4,545,229)	(19,247,794)

Net increase/(decrease) in members’ equity from capital transactions	(4,355,044)	(8,535,351)	(2,515,379)	(8,857,515)	(3,894,791)	(11,734,143)

Total net increase/(decrease) in members’ equity	(2,075,924)	(5,019,990)	(3,111,961)	(8,579,806)	(6,100,084)	(6,874,113)

Members’ equity, beginning of the period	11,905,249	11,561,089	3,872,987	11,473,988	7,587,244	20,486,570

Members’ equity, end of the period	$9,829,325	$6,541,099	$761,026	$2,894,182	$1,487,160	$13,612,457

(continued)

See notes to financial statements.

Galaxy Plus Fund LLC
(A Delaware Series Limited Liability Company)

Statements of Changes in Members’ Equity (continued)
For the periods ended December 31, 2017 (Expressed in U.S. Dollars)

	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus
	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -
	527 Series	528 Series	531 Series	532 Series	535 Series	538W Series
Increase/(decrease) in members’ equity from operations:
Total net investment income/(loss)	$(290,910)	$(166,734)	$(218,092)	$(118,273)	$(112,166)	$(729,574)
Net realized gain/(loss) from investments and foreign currency transactions	490,189	368,608	251,429	(394,851)	(766,856)	885,900
Net increase/(decrease) in unrealized appreciation (depreciation) on investments and translation of assets and liabilities denominated in foreign currencies	(2,566)	(40,619)	567,737	356,275	(85,155)	482,556

Net increase/(decrease) in members’ equity resulting from operations	196,713	161,255	601,074	(156,849)	(964,177)	638,882

Increase/(decrease) in members’ equity from capital transactions:
Proceeds from issuance of capital	412,515	259,368	7,715,240	572,954	1,500,000	38,764,659
Proceeds from in-kind contributions	—	—	561,846	—	—	—
Payments for redemption of capital	(13,635,089)	(3,188,102)	(3,650,248)	(3,116,311)	(9,567,696)	(16,357,970)

Net increase/(decrease) in members’ equity from capital transactions	(13,222,574)	(2,928,734)	4,626,838	(2,543,357)	(8,067,696)	22,406,689

Total net increase/(decrease) in members’ equity	(13,025,861)	(2,767,479)	5,227,912	(2,700,206)	(9,031,873)	23,045,571

Members’ equity, beginning of the period	19,230,153	6,527,110	—	4,620,230	11,183,404	—

Members’ equity, end of the period	$6,204,292	$3,759,631	$5,227,912	$1,920,024	$2,151,531	$23,045,571

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

The Platform has appointed the Sponsor, under the terms of the Limited Liability Company Agreement (the “LLC Agreement”) as the managing member of the Onshore Platform. In such capacity, the Sponsor has the authority, to manage, with wide discretionary powers, the business and affairs of the Onshore Platform including the authority to select the administrator for the Onshore Platform. The LLC Agreement will continue to remain in force until terminated by either the Sponsor or the Platform upon not less than sixty (60) days’ prior written notice. In certain circumstances (for example, the insolvency of either party or in the event all trading for the Platform by the Advisors are suspended), the LLC Agreement may be immediately terminated by either party. Capitalized terms throughout these notes are defined in the LLC Agreement.

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

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Notes to the Financial Statements

During 2017, the Onshore Platform consisted, in part, of the Funds described below. The Funds listed, herein, contain Class EF interest. That interest was created specifically for a strategic investor (see Note 3). The Funds are considered significant subsidiaries of that strategic investor under S-X 3-09. The financial statement for each of the Master Funds referenced below are attached to this report and should be read in conjunction with each Fund’s financial statements.

The financial statement for each of the Master Funds referenced below are attached to this report and should be read in conjunction with each Fund’s financial statements.

Galaxy Plus Fund – FORT Contrarian Feeder Fund (510) LLC (“510”) – On its inception date, August 6, 2015, 510 invested its assets in Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC, a Delaware limited liability company. As of December 31, 2017, 510 owned 100% of its Master Fund.

Galaxy Plus Fund – Emil van Essen STP Feeder Fund (516) LLC (“516”) – On its inception date, April 15, 2016, 516 invested its assets in Galaxy Plus Fund – Emil van Essen STP Master Fund (516) LLC, a Delaware limited liability company. As of December 31, 2017, 516 owned 100% of its Master Fund.

Galaxy Plus Fund – Quest Feeder Fund (517) LLC (“517”) – On its inception date, June 29, 2016, 517 invested its assets in Galaxy Plus Fund – Quest Master Fund (517) LLC, a Delaware limited liability company. As of December 31, 2017, 517 owned 100% of its Master Fund.

Galaxy Plus Fund – Chesapeake Feeder Fund (518) LLC (“518”) – On its inception date, June 7, 2016, 518 invested its assets in Galaxy Plus Fund – Chesapeake Master Fund (518) LLC, a Delaware limited liability company. As of December 31, 2017, 518 owned 100% of its Master Fund. In January 2018, the investors in 518 fully redeemed their equity from 518 raising substantial doubt that the fund will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Sponsor has elected to keep 518 open and plans to find new seed capital so that trading can recommence in its Master Fund. As a result, and based on the fact that a formal liquidation plan has not been adopted by the Sponsor, 518 has not adopted the liquidation basis of accounting under FASB ASC 205-30 Presentation of Financial Statements-Liqiuidation Basis of Accounting.

Galaxy Plus Fund – LRR Feeder Fund (522) LLC (“522”) – On its inception date, April 28, 2016, 522 invested its assets in Galaxy Plus Fund – LRR Master Fund (522) LLC, a Delaware limited liability company. As of December 31, 2017, 522 owned 100% of its Master Fund.

Galaxy Plus Fund – QIM Feeder Fund (526) LLC (“526”) – On its inception date, June 22, 2016, 526 invested its assets in Galaxy Plus Fund – QIM Master Fund (526) LLC, a Delaware limited liability company. As of December 31, 2017, 526 owned 100% of its Master Fund.

Galaxy Plus Fund – Quantmetrics Feeder Fund (527) LLC (“527”) – On its inception date, June 13, 2016, 527 invested its assets in Galaxy Plus Fund – Quantmetrics Master Fund (527) LLC, a Delaware limited liability company. As of December 31, 2017, 527 owned 100% of its Master Fund.

Galaxy Plus Fund – Doherty Feeder Fund (528) LLC (“528”) – On its inception date, July 19, 2016, 528 invested its assets in Galaxy Plus Fund – Doherty Master Fund (528) LLC, a Delaware limited liability company. As of December 31, 2017, 528 owned 100% of its Master Fund.

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Notes to the Financial Statements

Galaxy Plus Fund – TT Feeder Fund (531) LLC (“531”) – On its inception date, May 10, 2017, 531 invested its assets in Galaxy Plus Fund – TT Master Fund (531) LLC, a Delaware limited liability company. As of December 31, 2017, 531 owned 100% of its Master Fund.

Galaxy Plus Fund – Aspect Feeder Fund (532) LLC (“532”) – On its inception date, December 16, 2016, 532 invested its assets in Galaxy Plus Fund – Aspect Master Fund (532) LLC, a Delaware limited liability company. As of December 31, 2017, 532 owned 100% of its Master Fund.

Galaxy Plus Fund – Quest FIT Feeder Fund (535) LLC (“535”) – On its inception date, September 19, 2016, 535 invested its assets in Galaxy Plus Fund – Quest FIT Master Fund (535) LLC, a Delaware limited liability company. As of December 31, 2017, 535 owned 100% of its Master Fund.

Galaxy Plus Fund – Welton GDP Feeder Fund (538) LLC (“538W”) – On its inception date, March 28, 2017, 538W invested its assets in Galaxy Plus Fund – Welton GDP Master Fund (538) LLC, a Delaware limited liability company. As of December 31, 2017, 538W owned 100% of its Master Fund.

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

Cash at bank: The Funds maintain deposits with financial institutions in amounts that at times maybe in excess of federally insured limits. The amount of cash held at the financial institutions is determined by the Investors choice of trading leverage levels respective to the maximum trading level of the Funds, as determined by the Sponsor. The Funds do not believe they are exposed to any significant credit risk.

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

Allocation of income and gains and losses: Profits and losses for each accounting period are generally allocated, at the discretion of the Sponsor, pro-rata to the members based on their respective ownership percentage on the first day of the accounting period.

Income taxes: The Onshore Platform evaluates tax positions taken or expected to be taken to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. For tax positions meeting the “more-likely-than-not” threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that had a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Funds have determined that there is no tax liability resulting from uncertain income tax positions taken or expect to be taken with respect to all open tax years. No income tax returns are currently under examination. The Funds’ U.S. Federal tax returns for the periods since each Fund’s inception remain open.

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

Statement of cash flows: The Onshore Platform has elected not to provide statements of cash flows as permitted by U.S. GAAP as all of the following conditions have been met:

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

Note 3. Classes of Interest and Series

Five different classes of Interests (“Interests”) are currently offered by each Fund: Class A, Class B, Class C, Class EF, and Class PF Interests. Each Class is generally subject to different fees. Investors are eligible to receive Class A, Class B or Class C Interests depending on their aggregate Trading Level, as discussed in Note 5, on the Platform.

Class A Interests are available to (i) Investors who make capital contributions with an assigned Trading Level of $25,000,000 or more, as aggregated across all Funds in which capital contributions are invested, (ii) other collective investment vehicles or commodity pools sponsored by the Sponsor or its affiliates, and (iii) such other Investors as the Sponsor may determine. Class A Interests are subject to a Sponsor Fee and Sales Commissions and other fees allocable to Class A Interests as disclosed in the LLC Agreement.

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Notes to the Financial Statements

Class B Interests are available to (i) Investors who make capital contributions with an assigned Trading Level between $5,000,000 and $24,999,999, as aggregated across all Funds in which capital contributions are invested, and (ii) such other Investors as the Sponsor may determine. Class B Interests are subject to a Sponsor Fee and Sales Commissions and other fees allocable to Class B Interests as disclosed in the LLC Agreement.

Class C Interests are available to Investors who make capital contributions with an assigned Trading Level of less than $5,000,000, as aggregated across all Funds in which capital contributions are invested. Class C Interests are subject to a Sponsor Fee and Sales Commissions and other fees allocable to Class C Interests as disclosed in the LLC Agreement.

Class EF Interests are reserved for a strategic investor and not available to other investors without consent from the Sponsor. There is no stated minimum Trading Level for Class EF Interest. Class EF Interests are subject to a Sponsor Fee and other fees allocable to Class EF Interests as disclosed in the LLC Agreement.

Class PF Interests are reserved for a strategic investor and not available to other investors without consent from the Sponsor. There is no stated minimum Trading Level for Class PF Interest. Class PF Interests are subject to a Sponsor Fee and other fees allocable to Class PF Interests as disclosed in the LLC agreement.

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

The Sponsor may from time to time offer additional classes or subclasses of Interest having different rights and privileges (including but not limited to different fees, funding factors, investment minimums and/or liquidity terms) from those described herein. The issuance of such additional class or sub-class of Interest will not require Investor’s approval; provided, that the terms of any such additional class or sub-class of Interest do not materially adversely affect the Investors in the applicable Fund as a whole. Such additional class or sub-class of Interest may or may not be generally available to other Investors.

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Notes to the Financial Statements

The amount of capital activity by each class of Interest for each Fund for the periods ended December 31, 2017, is as follows:

	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus
	Fund LLC - 510	Fund LLC - 510	Fund LLC - 510	Fund LLC - 510	Fund LLC - 516
	Series	Series	Series	Series	Series
	Class A	Class B	Class C	Class EF	Class C

Subscriptions	$—	$1,153,142	$383,333	$538,072	$83,334
Redemptions	—	—	(149,291)	(6,280,300)	(45,053)
Transfers In	—	—	—	—	—
Transfers out	—	—	—	—	—

Total increase (decrease)	$—	$1,153,142	$234,042	$(5,742,228)	$38,281

	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus
	Fund LLC - 516	Fund LLC - 517	Fund LLC - 518	Fund LLC - 518	Fund LLC - 522
	Series	Series	Series	Series	Series
	Class EF	Class EF	Class C	Class EF	Class EF

Subscriptions	$1,697,471	$227,676	$1,200,000	$105,477	$650,438
Redemptions	(10,271,103)	(2,743,055)	(97,475)	(10,065,517)	(4,545,229)
Transfers In	—	—	—	—	—
Transfers out	—	—	—	—	—

Total increase (decrease)	$(8,573,632)	$(2,515,379)	$1,102,525	$(9,960,040)	$(3,894,791)

	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus
	Fund LLC - 526	Fund LLC - 526	Fund LLC - 526	Fund LLC - 526	Fund LLC - 527
	Series	Series	Series	Series	Series
	Class A	Class B	Class C	Class EF	Class EF

Subscriptions	$2,900,000	$1,921,903	$1,735,000	$956,748	$412,515
Redemptions	—	—	(94,017)	(19,153,777)	(13,635,089)
Transfers In	—	—	—	—	—
Transfers out	—	—	—	—	—

Total increase (decrease)	$2,900,000	$1,921,903	$1,640,983	$(18,197,029)	$(13,222,574)

	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus
	Fund LLC - 528	Fund LLC - 531	Fund LLC - 532	Fund LLC - 535	Fund LLC -
	Series	Series	Series	Series	538W Series
	Class EF	Class EF	Class EF	Class EF	Class EF

Subscriptions	$259,368	$8,277,086	$572,954	$1,500,000	$38,764,659
Redemptions	(3,188,102)	(3,650,248)	(3,116,311)	(9,567,696)	(16,357,970)
Transfers In	—	—	—	—	—
Transfers out	—	—	—	—	—

Total increase (decrease)	$(2,928,734)	$4,626,838	$(2,543,357)	$(8,067,696)	$22,406,689

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Notes to the Financial Statements

Some of the contributions made during the periods ended December 31, 2017 were in-kind contributions and have been presented as such on the Statements of Changes in Members’ Equity.

Transfers into and out of a Fund relating to movement from one class of Share to another, change in beneficial ownership, and consolidation to an older series may occur from time to time. Roll-ups are considered transfers for financial reporting purposes. Since the amount of transfers into and out of each Fund offset, such transfers are not shown in the Funds’ Statements of Changes in Members’ Equity. For the periods ended December 31, 2017, there were no transfers.

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

Management Fee: Each Advisor earns a management fee (the “Management Fee”) which is calculated and accrued monthly (prorated for partial periods) and payable in arrears as of the last business day of each month. The rate at which the Management Fee is calculated is specific to each Fund and typically ranges from 0% to 3.50% per annum. Each Advisor may enter into fee sharing arrangements with the Sponsor, pursuant to which the Sponsor will receive a portion of the Management Fee to be paid to such advisor. In addition, the Sponsor can enter into agreements with Selling Agents in which the Selling Agent will receive a portion of the Management Fee on assets they introduce to the Funds. The amounts due to the Selling Agents and Sponsor are included in the Management Fee charged to the Funds. During the periods ended December 31, 2017, Management Fees paid to Selling Agents and the Sponsor are as follows:

	Galaxy Plus	Galaxy Plus	Galaxy Plus
	Fund LLC -	Fund LLC -	Fund LLC -
	510 Series	516 Series	518 Series

Selling Agent	$5,680	$889	$952
Sponsor	6,542	146	—

Incentive Fee: As of the end of each calendar quarter, each Fund will pay an incentive fee (the “Incentive Fee”) to the Advisor or equal to the percentage (the “Incentive Fee Rate”) of the New Net Profit (defined below) attributable to each series of Interest in such Fund. The Incentive Fee Rate is specific to each Fund and typically ranges from 20% to 30%.

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

The Sponsor, on behalf of the managing owner of the Class EF members, has entered into separate fee arrangements with the Trading Advisors which results in managing owner retaining a portion of both the management and incentive fees charged to the Class EF members. During the periods ended December 31, 2017, the amount of management fees and incentive fees retained by the managing owner of Class EF interest are as follows:

	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus
	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -
	510 Series	516 Series	517 Series	518 Series	522 Series

Management Fee	$22,537	$109,994	$44,743	$141,131	$83,998
Incentive Fee	34,386	715,621	—	—	—

	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus
	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -
	526 Series	527 Series	528 Series	531 Series	532 Series

Management Fee	$167,970	$41,645	$39,554	$115,687	$12,142
Incentive Fee	113,940	—	21,532	30,847	—

	Galaxy Plus	Galaxy Plus
	Fund LLC -	Fund LLC -
	535 Series	538W Series

Management Fee	$—	$17,848
Incentive Fee	—	—

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Notes to the Financial Statements

The amount of management fees and incentive fees due to the managing owner of the class EF members as of December 31, 2017 are as follows:

	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus
	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -
	510 Series	516 Series	517 Series	518 Series	522 Series

Accrued Management Fee	$1,080	$5,592	$1,599	$4,122	$3,579
Accrued Incentive Fee	28,328	6,517	—	—	—

	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus
	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -
	526 Series	527 Series	528 Series	531 Series	532 Series

Accrued Management Fee	$7,326	$1,794	$2,452	$25,815	$421
Accrued Incentive Fee	59,454	—	4,090	30,847	—

	Galaxy Plus	Galaxy Plus
	Fund LLC -	Fund LLC -
	535 Series	538W Series

Accrued Management Fee	$—	$1,461
Accrued Incentive Fee	—	—

Sponsor Fee: The Sponsor will receive from each Interest a monthly sponsor fee (the “Sponsor Fee”) calculated as a percentage (the “Sponsor Fee Rate”) applicable to each Class of Interests. The Sponsor Fee is calculated and accrued monthly and payable in arrears as of the last business day of each month. The Sponsor Fee is pro rated for partial periods. The annual Sponsor Fee Rate is 0.25% for Class A Interests, 0.50% for Class B Interests, 0.80% for Class C Interests, 0.15% for Class EF Interests, and 0.10% for Class PF Interests.

Sales Commission: Class A, B and C Interests are subject to monthly ongoing sales commissions (“Sales Commissions”) equal to a percentage (the “Sales Commission Rate”) applicable to each Class of Interest. Sales Commissions are calculated and accrued monthly and payable in arrears as of the last business day of each month. Sales Commissions are pro rated for partial periods. Sales Commissions are specific to an Investor and are agreed upon between the Investor and Selling Agent prior to making a contribution to the Onshore Platform. The Sales Commission Rate generally ranges between 0%-2% per annum. With the exception of 510, 526 and 530, no sales commissions were charged during the periods ended December 31, 2017. Sales commissions are included in the Sponsor Fee totals on the Statements of Operations.

Professional Fees and Operating Expenses: The Sponsor will be responsible for paying all ongoing operating costs of each Fund and the Onshore Platform as the expenses are incurred, including, but not limited to, any administrative, transfer, exchange and withdrawal processing costs, legal, compliance, regulatory, reporting, filing, escrow, accounting and printing fees and expenses, and any other operating or administrative expenses related to accounting, research, due diligence or reporting. However, the Fund will be responsible for paying all of its execution and clearing brokerage commissions, Fund set-up and organization expenses (which can be capped at the discretion of the Sponsor); bank wire fees; fees related to the audit and tax preparation; and extraordinary expenses such as litigation and indemnification.

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Notes to the Financial Statements

In January of 2017, the Sponsor amended the Confidential Offering Memorandum of the Onshore Platform in that fees related to audit and tax preparation services would be borne by the Onshore Platform rather than the Sponsor. Prior to this amendment going into effect, the Sponsor sent each Investor a letter outlining the change and allowing the Investor to redeem before the change went into effect. The 2016 audit and tax fees were expensed to the Funds during the year ended December 31, 2017. The allocation of the 2016 audit and tax fees was based on the number of trading managers that trade on behalf of each respective Fund. The audit and tax preparation are recorded as a component of professional fees in the statements of operations. On a go forward basis, the audit and tax preparation expense will be recorded when the related services are performed.

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

The leverage used by a Master Fund (i.e., the ratio of the Trading Level of such Master Fund to the notional amount of the futures, options, and forward contracts held by such Master Fund) will fluctuate on an ongoing basis. The Advisors will adjust such leverage in response to market conditions and will not maintain any set relationship between the Trading Level of a Master Fund and the notional amount of the futures, options, and forward positions held for such Master Fund. The notional amount of the futures, options, and forward contracts held by a Master Fund is likely to exceed the Trading Level of such Master Fund by a factor of 10 or more.

Investors customize their notional funding of their investment in a Fund by choosing an Effective Funding Factor (which must be no greater than the Maximum Funding Factor). The Effective Funding Factor so chosen is implemented by the applicable Fund by keeping a portion of the capital at the Fund’s bank account or, as the Fund matures, by keeping a certain percentage of an Investor’s investment in the Fund’s bank account rather than allocating such capital to the corresponding Master Fund. All capital allocated by a Fund to its corresponding Master Fund is traded at the Maximum Funding Factor for such Fund.

Due to market appreciation/depreciation and other factors, an Investor’s Trading Level to actual capital contributed by such Investor will diverge — potentially materially — from such Investor’s selected Effective Funding Factor. As a result, the Sponsor will from time to time rebalance allocations between the corresponding Master Fund and Fund’s bank account in an attempt to reflect the desired Effective Funding Factor. Such rebalancing is not done pursuant to any predefined parameters but is done at the Sponsor’s discretion.

Note 6. In-Kind Contributions

On 531’s commencement of operation date in May of 2017, the first subscription was made, in part, via a transfer of assets on that date. Investors contributed $561,846 in unrealized appreciation on open futures and foreign currency forward contracts. 531 immediately made an in-kind contribution to the Master on that same date.

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Notes to the Financial Statements

Note 7. Financial Instruments with off-balance sheet risk and concentration of credit risk

At December 31, 2017, none of the Funds have direct commitments to buy or sell financial instruments, including derivative instruments. Each Fund does have indirect buy and sell commitments that arise through the positions held by the Master Fund in which each respective Fund invests. However, as an investor in a Master Fund, each Fund’s risk at December 31, 2017, is limited to the fair value of its investment in the Master Fund.

Note 8. Financial highlights

Financial highlights for each Fund and its respective Class(es) for the periods ended December 31, 2017 are presented in the table below. The information has been derived from information presented in the financial statements.

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Notes to the Financial Statements

	Galaxy Plus		Galaxy Plus		Galaxy Plus	Galaxy Plus
	Fund LLC -		Fund LLC -		Fund LLC -	Fund LLC -
	510 Series		510 Series		510 Series	510 Series
	Class A		Class B		Class C	Class EF

Total return before incentive fee	6.18%		7.93%		12.23%	22.27%
Incentive fee	-0.11%		-1.57%		-2.08%	-1.14%
Total return after incentive fee (A)	6.07%		6.36%		10.15%	21.13%

Ratio to average members’ equity (B):
Expenses excluding incentive fee	2.34%		5.31	% *	7.42%	2.37%
Incentive fee	0.11%		1.57%		2.08%	1.14%
Total expenses and incentive fee	2.45%		6.88%		9.50%	3.51%

Net investment income (loss) (C)	-2.27%		-6.38	% *	-9.00%	-3.01%

	Galaxy Plus		Galaxy Plus		Galaxy Plus	Galaxy Plus
	Fund LLC -		Fund LLC -		Fund LLC -	Fund LLC -
	516 Series		516 Series		517 Series	518 Series
	Class C		Class EF		Class EF	Class C

Total return before incentive fee	-9.99%		43.89%		-7.66%	3.11%
Incentive fee	0.00%		-13.39%		0.00%	0.00%
Total return after incentive fee (A)	-9.99%		30.50%		-7.66%	3.11%

Ratio to average members’ equity (B):
Expenses excluding incentive fee	8.86	% *	5.44%		4.84%	5.77	% *
Incentive fee	0.00%		13.39%		0.00%	0.00%
Total expenses and incentive fee	8.86%		18.83%		4.84%	5.77%

Net investment income (loss) (C)	-8.86	% *	-18.83%		-4.84%	-5.53	% *

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Notes to the Financial Statements

	Galaxy Plus		Galaxy Plus	Galaxy Plus	Galaxy Plus
	Fund LLC -		Fund LLC -	Fund LLC -	Fund LLC -
	518 Series		522 Series	526 Series	526 Series
	Class EF		Class EF	Class A	Class B

Total return before incentive fee	9.76%		-50.89%	28.51%	4.78%
Incentive fee	0.00%		0.00%	-4.79%	-1.51%
Total return after incentive fee (A)	9.76%		-50.89%	23.72%	3.27%

Ratio to average members’ equity (B):
Expenses excluding incentive fee	3.86%		10.24%	0.94%	1.59	%*
Incentive fee	0.00%		0.00%	4.79%	1.51%
Total expenses and incentive fee	3.86%		10.24%	5.73%	3.10%

Net investment income (loss) (C)	-3.70%		-10.24%	-5.64%	-3.09	%*

	Galaxy Plus		Galaxy Plus	Galaxy Plus	Galaxy Plus
	Fund LLC -		Fund LLC -	Fund LLC -	Fund LLC -
	526 Series		526 Series	527 Series	528 Series
	Class C		Class EF	Class EF	Class EF

Total return before incentive fee	24.34%		38.72%	-4.04%	4.78%
Incentive fee	-2.54%		-11.07%	0.00%	-1.33%
Total return after incentive fee (A)	21.80%		27.65%	-4.04%	3.45%

Ratio to average members’ equity (B):
Expenses excluding incentive fee	1.69%		2.70%	3.06%	1.98%
Incentive fee	2.54%		11.07%	0.00%	1.33%
Total expenses and incentive fee	4.23%		13.77%	3.06%	3.31%

Net investment income (loss) (C)	-4.18%		-13.73%	-2.72%	-3.31%

	Galaxy Plus		Galaxy Plus	Galaxy Plus	Galaxy Plus
	Fund LLC -		Fund LLC -	Fund LLC -	Fund LLC -
	531 Series		532 Series	535 Series	538W Series
	Class EF		Class EF	Class EF	Class EF

Total return before incentive fee	9.92%		1.14%	-8.09%	3.51%
Incentive fee	-0.20%		-0.01%	0.00%	-1.15%
Total return after incentive fee (A)	9.72%		1.13%	-8.09%	2.36%

Ratio to average members’ equity (B):
Expenses excluding incentive fee	6.00	% *	3.43%	2.82%	2.59	% *
Incentive fee	0.20%		0.01%	0.00%	1.15%
Total expenses and incentive fee	6.20%		3.44%	2.82%	3.74%

Net investment income (loss) (C)	-5.75	% *	-3.43%	-2.67%	-3.66	% *

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Notes to the Financial Statements

*	Ratios annualized for partial periods.

(A)	Total return is based on the change in average members’ equity during the period of a theoretical investment made at the inception of the Fund.

(B)	The total expense and net investment income (loss) ratios are computed based upon weighted-average members’ equity as a whole for the periods ended December 31, 2017.

(C)	The net investment income/ (loss) ratio excludes net realized and unrealized gains (losses) on investments.

Financial highlights are calculated for each permanent, non-managing class of interest. An individual member’s return and ratios may vary based on different incentive and/or management fee arrangements, and the timing of capital interest transactions. The net investment income/ (loss) and total expense ratios, excluding nonrecurring expenses, have been annualized for partial periods. Total returns have not been annualized.

Note 9. Subsequent events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Onshore Platform’s financial statements through March 26, 2018, the date the financial statements were available for issuance. Except for the full redemption of all investors in 518 in January 2018 (refer to Note 1), the Sponsor has determined there are no material subsequent events requiring disclosure in the Onshore Platform’s financial statements.

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of and for the period ended December 31, 2017, is accurate and complete.

David Young, President
Gemini Alternative Funds, LLC — Sponsor

Galaxy Plus Fund – Aspect

Master Fund (532) LLC

(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to

Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2017

Independent Auditor’s Report

Board of Directors

Galaxy Plus Funds LLC

Report on the Financial Statements

We have audited the accompanying financial statements of Galaxy Plus Fund—Aspect Master Fund (532) LLC (the Fund), which comprise the statements of financial condition, including the condensed schedule of investments, as of December 31, 2017, and the related statements of operations and changes in member’s equity for the year then ended, and the related notes to the financial statements.

Management’s Responsibility for the Financial Statements

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Plus Fund—Aspect Master Fund (532) LLC as of December 31, 2017, and the results of its operations for the year then ended in accordance with accounting principles generally accepted in the United States of America.

/s/ RSM US LLP

Denver, Colorado

March 26, 2018

Galaxy Plus Fund - Aspect Master Fund (532) LLC
(A Delaware Limited Liability Company)

Statement of Financial Condition
December 31, 2017
(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$524,866
Restricted cash - margin balance	1,310,145
Investments in futures contracts at fair value (represents unrealized appreciation on open derivative contracts, net)	69,563
Receivable from Onshore Feeder Fund	1,000
Other assets	18,868

Total assets	$1,924,442

Liabilities and Member’s Equity

Total liabilities	$—

Member’s equity	1,924,442

Total liabilities and member’s equity	$1,924,442

See notes to financial statements.

Galaxy Plus Fund - Aspect Master Fund (532) LLC
(A Delaware Limited Liability Company)

Condensed Schedule of Investments
December 31, 2017
(Expressed in U.S. Dollars)

	Number of		Percent of
	Contracts/Units	Fair Value	Member’s Equity
Long positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Currency	30	$67,666	3.52%
Energy	13	44,266	2.30
Index	29	33,466	1.74
Interest	4	1,531	0.08
Metals	5	13,088	0.68
Foreign:
Futures contracts:
Energy	9	31,710	1.65
Index	40	22,795	1.18
Interest	78	(76,750)	(3.99)
Metals	7	37,196	1.93

Total long positions		174,968	9.09

Short positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	47	9,923	0.52
Currency[1]	89	(105,265)	(5.48)
Energy	11	(17,250)	(0.90)
Interest	150	29,773	1.55
Metals	1	(7,325)	(0.38)
Foreign:
Futures contracts:
Interest	14	(804)	(0.04)
Metals	2	(14,457)	(0.75)

Total short positions		(105,405)	(5.48)

Investments in futures contracts, at fair value		$69,563	3.61%

[1]	Maturing in March 2018, no individual contract or contract month is greater than 5% of member’s equity

See notes to financial statements.

Galaxy Plus Fund - Aspect Master Fund (532) LLC
(A Delaware Limited Liability Company)

Statement of Operations
For the year ended December 31, 2017
(Expressed in U.S. Dollars)

Investment Income:
Interest income	$11,523

Net investment income	11,523

Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized loss from:
Derivative contracts[1]	(392,885)
Foreign currency transactions	(1,966)
(394,851)

Net increase in unrealized appreciation on:
Derivative contracts	355,597
Translation of assets and liabilities denominated in foreign currencies	678
356,275

Net realized and unrealized loss on investments and foreign currency transactions	(38,576)

Net decrease in member’s equity resulting from operations	$(27,053)

[1]	Includes broker trading commisions

See notes to financial statements.

Galaxy Plus Fund - Aspect Master Fund (532) LLC
(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity
For the year ended December 31, 2017
(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment income	$11,523
Net realized gain (loss) from derivative contracts and foreign currency transactions	(394,851)
Net increase in unrealized appreciation on derivative contracts and translation of assets and liabilities denominated in foreign currencies	356,275

Net decrease in member’s equity resulting from operations	(27,053)

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	517,016
Payments for redemptions of capital	(3,192,662)

Net decrease in member’s equity resulting from capital transactions	(2,675,646)

Total decrease	(2,702,699)

Member’s equity, beginning of year	4,627,141

Member’s equity, end of year	$1,924,442

See notes to financial statements.

Galaxy Plus Fund – Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 1.	Organization and Structure

Galaxy Plus Fund – Aspect Master Fund (532) LLC (the “Master Fund”) was formed in Delaware as a limited liability company on April 20, 2016 and commenced operations on December 16, 2016. The Master Fund was created to serve as the trading entity managed by Aspect Capital Limited, L.L.C. (the “Trading Advisor”) pursuant to its Aspect Core Diversified Program (the “Program”). The Program applies a proprietary and systematic quantitative investment approach to generate profit from trends in both rising and falling markets.

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

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or other Master Funds. Galaxy Plus Fund – Aspect Feeder Fund (532) (“LLC532”), a separated series of the Onshore Platform and Galaxy Plus Fund – Aspect Offshore Feeder Fund (532) Segregated Portfolio (“SPC532”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2017, SPC532 had not commenced operations.

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $1,782,533 is held in USD and $52,478 in foreign currencies as of December 31, 2017, and are recorded in cash and restricted cash – margin balance on the statement of financial condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2017 included restricted cash for margin requirements of $1,310,145. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2017 included amounts due to the broker for unsettled trades of $0.

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

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the years ended December 31, 2016 and 2017, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the year, the Master Fund did not accrue any interest or penalties.

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

Galaxy Plus Fund – Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Notes to the Financial Statements

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2017. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

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

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2017.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Notes to the Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2017. Presentation is gross – as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative contracts:
Futures contracts:
Agriculture	$18,558	$18,558	$—	$—
Currency	69,854	69,854	—	—
Energy	75,976	75,976	—	—
Index	75,733	75,733	—	—
Interest	44,154	44,154	—	—
Metals	50,656	50,656	—	—

Total investment assets at fair value	334,931	334,931	—	—

Liabilities:
Derivative contracts:
Futures contracts:
Agriculture	(8,635)	(8,635)	—	—
Currency	(107,453)	(107,453)	—	—
Energy	(17,250)	(17,250)	—	—
Index	(19,472)	(19,472)	—	—
Interest	(90,404)	(90,404)	—	—
Metals	(22,154)	(22,154)	—	—

Total investment liabilities at fair value	(265,368)	(265,368)	—	—

Total net investment at fair value	$69,563	$69,563	$—	$—

Galaxy Plus Fund – Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 4.	Derivative Financial Instruments

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2017.

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

Galaxy Plus Fund – Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Notes to the Financial Statements

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures and forward contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments.  Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. As of December 31, 2017, the Master Fund had open futures contracts with the following notional values by sector:

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Currency	30	$4,051,583	Agriculture	47	$(1,094,482)
Energy	22	1,491,239	Currency	89	(7,309,063)
Index	69	7,547,774	Energy	11	(323,420)
Interest	82	27,174,068	Interest	164	(32,293,167)
Metals	12	1,118,193	Metals	3	(219,073)

During the year ended December 31, 2017, the Master Fund participated in 10,098 futures contract transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading
Gain (Loss)*
Futures contracts:
Agriculture	$8,732
Currency	(930,470)
Energy	(74,244)
Index	1,612,147
Interest	(585,404)
Metals	(48,056)
Total futures contracts	(17,295)

Trading costs	(19,993)

Total net trading gain (loss)	(37,288)

*	Includes both realized loss of ($392,885) and unrealized appreciation of $355,597 and is located in net realized and unrealized gain (loss) on investments on the statement of operations. Amounts exclude foreign currency transactions and translation.

Galaxy Plus Fund – Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 5.	Balance Sheet Offsetting

The Master Fund is required to disclose the impact of offsetting assets and liabilities presented in the statement of financial condition to enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities. These recognized assets and liabilities include financial instruments and derivative instruments that are either subject to an enforceable master netting arrangement or similar agreement or meet the following right of set-off criteria: each of the two parties owes the other determinable amounts, the Master Fund has the right to set-off the amounts owed with the amounts owed by the other party, the Master Fund intends to set off, and the Fund’s right of set-off is enforceable by law.

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

The following tables summarize the Master Fund’s netting arrangements:

			Net Amount of
	Gross Amounts	Offset in the	Assets (Liabilities)
	of Recognized	Statement of	in the Statement of
Description	Assets (Liabilities)	Financial Condition	Financial Condition

Futures	$334,931	$(265,368)	$69,563
Total	$334,931	$(265,368)	$69,563

			Net Amount
	Net amount in	Cash Collateral	which is not offset
	the Statement of	Received by	in the Statement of
	Financial Condition	Counterparty	Financial Condition

Counterparty A	$69,563	$1,310,145	$1,379,708
Total	$69,563	$1,310,145	$1,379,708

Galaxy Plus Fund – Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 6.	Related Parties

Gemini Hedge Fund Services, LLC an affiliate of the Sponsor, provides administration services for the Master Fund.

Note 7.	Financial Highlights

Financial highlights of the Master Fund for the year ended December 31, 2017 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	5.24%

Ratio to average member’s equity (B):
Net investment income (C)	0.33%
Total expenses	0.00%

(A)	Total return is based on the change in average member’s equity during the period of a theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment income ratios are computed based upon weighted-average member’s equity as a whole for the year ended December 31, 2017.

(C)	The net investment income ratio excludes net realized and unrealized gains (losses) on investments.

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

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 26, 2018, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of and for the year ended December 31, 2017, is accurate and complete.

David Young, President
Gemini Alternative Funds, LLC — Sponsor

Galaxy Plus Fund –
Chesapeake Master Fund (518)
LLC
(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to
Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report
December 31, 2017

Independent Auditor’s Report

Board of Directors

Galaxy Plus Fund LLC

Report on the Financial Statements

We have audited the accompanying financial statements of Galaxy Plus Fund—Chesapeake Master Fund (518) LLC (the Fund), which comprise the statement of financial condition as of December 31, 2017, and the related statements of operations and changes in member’s equity for the year then ended, and the related notes to the financial statements.

Management’s Responsibility for the Financial Statements

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Plus Fund—Chesapeake Master Fund (518) LLC as of December 31, 2017, and the results of its operations for the year then ended in accordance with accounting principles generally accepted in the United States of America.

Emphasis of Matter Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Fund will continue as a going concern. As discussed in Note 1 to the financial statements, the Fund’s investors redeemed all of their investments in the Fund in January 2018 which raises substantial doubt about the Fund’s ability to continue as a going concern. Management’s plans with regard to this matter are also descried in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is no modified with respect to this matter.

/s/ RSM US LLP

Denver, Colorado

March 26, 2018

Galaxy Plus Fund - Chesapeake Master Fund (518) LLC
(A Delaware Limited Liability Company)

Statement of Financial Condition
December 31, 2017
(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$2,464,783
Receivable from clearing broker	10,739
Receivable from Onshore Feeder Fund	1,000
Other assets	11,065

Total assets	$2,487,587

Liabilities and Member’s Equity

Total liabilities	$—

Member’s equity	2,487,587

Total liabilities and member’s equity	$2,487,587

See notes to financial statements.

Galaxy Plus Fund - Chesapeake Master Fund (518) LLC
(A Delaware Limited Liability Company)

Statement of Operations
For the year ended December 31, 2017
(Expressed in U.S. Dollars)

Investment Income:
Interest income	$10,631

Total income	10,631

Net investment income	10,631

Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized gain (loss) from:
Derivative contracts[1]	132,970
Foreign currency transactions	(33,728)
99,242

Net increase (decrease) in unrealized appreciation on:
Derivative contracts	425,852
Translation of assets and liabilities denominated in foreign currencies	(2,117)
423,735

Net realized and unrealized gain on investments and foreign currency transactions	522,977

Net increase in member’s equity resulting from operations	$533,608

[1]	Includes broker trading commisions

See notes to financial statements.

Galaxy Plus Fund - Chesapeake Master Fund (518) LLC
(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity
For the year ended December 31, 2017
(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment income	$10,631
Net realized gain (loss) from derivative contracts and foreign currency transactions	99,242
Net increase (decrease) in unrealized appreciation on derivative contracts and translation of assets and liabilities denominated in foreign currencies	423,735

Net increase in member’s equity resulting from operations	533,608

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	647,541
Payments for redemptions of capital	(10,199,044)

Net decrease in member’s equity resulting from capital transactions	(9,551,503)

Total decrease	(9,017,895)

Member’s equity, beginning of year	11,505,482

Member’s equity, end of year	$2,487,587

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

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or other Master Funds. Galaxy Plus Fund - Chesapeake Feeder Fund (518) (“LLC518”), a separated series of the Onshore Platform and Galaxy Plus Fund – Chesapeake Offshore Feeder Fund (518) Segregated Portfolio (“SPC518”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2017, SPC518 has not yet commenced operations.

In January 2018, LLC518 fully redeemed its equity from the Master Fund raising substantial doubt that the Master Fund will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Sponsor has elected to keep the Master Fund open and plans to find new seed capital so that trading can recommence. As a result, and based on the fact that a formal liquidation plan has not been adopted by the Sponsor, the Master Fund has not adopted the liquidation basis of accounting under FASB ASC 205-30 Presentation of Financial Statements-Liquidation Basis of Accounting.

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $2,444,760 is held in USD and $20,023 in foreign currencies as of December 31, 2017, and are recorded in cash and restricted cash – margin balance on the statement of financial condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2017 included restricted cash for margin requirements of $0. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2017 included amounts due to the broker for unsettled trades of $0.

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

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the period ended December 31, 2016 and 2017, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the period, the Master Fund did not accrue any interest or penalties.

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

Galaxy Plus Fund – Chesapeake Master Fund (518) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2017. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

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

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2017.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

At December 31, 2017, the Master Fund held no investments.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2017.

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

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures and forward contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments. Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. At December 31, 2017, the Master Fund had no open positions.

During the year ended December 31, 2017, the Master Fund participated in 3,485 futures contract transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading
Gain (Loss)*
Futures contracts:
Agriculture	$(264,145)
Currency	(573,440)
Energy	(68,526)
Index	1,754,597
Interest	(498,866)
Metals	264,686
Total futures	614,306

Trading costs	(55,484)

Total net trading gain (loss)	558,822

*	Includes both realized gain of $132,970 and unrealized appreciation of $425,852 and is located in net realized and unrealized gain (loss) on investments on the statement of operations. Amounts exclude foreign currency transactions and translation.

Galaxy Plus Fund – Chesapeake Master Fund (518) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 5.	Balance Sheet Offsetting

The Master Fund is required to disclose the impact of offsetting assets and liabilities presented in the statement of financial condition to enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities. These recognized assets and liabilities include financial instruments and derivative instruments that are either subject to an enforceable master netting arrangement or similar agreement or meet the following right of set-off criteria: each of the two parties owes the other determinable amounts, the Master Fund has the right to set-off the amounts owed with the amounts owed by the other party, the Master Fund intends to set off, and the Fund’s right of set-off is enforceable by law.

The Master Fund is subject to enforceable master netting agreements with certain counterparties. These agreements govern the terms of certain transactions, and reduce the counterparty risk associated with relevant transactions by specifying offsetting mechanisms and collateral posting arrangements at prearranged exposure levels. Since different types of transactions have different mechanics and are sometimes traded out of different legal entities of a particular counterparty organization, each type of transaction may be covered by a different master netting arrangement, possibly resulting in the need for multiple agreements with a single counterparty. Master netting agreements may not be specific to each different asset type; in such instances, they would allow the Master Fund to close out and net its total exposure to a specified counterparty in the events of default or early termination with respect to any and all the transactions governed under a single agreement with the counterparty. There were no offsetting balances as the Master Fund did not hold any investments as of December 31, 2017.

Note 6.	Related Parties

Gemini Hedge Fund Services, LLC an affiliate of the Sponsor, provides administration services for the Master Fund.

Galaxy Plus Fund – Chesapeake Master Fund (518) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 7.	Financial Highlights

Financial highlights of the Master Fund for the year ended December 31, 2017 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	15.58%

Ratio to average member’s equity (B):
Net investment income (C)	0.18%
Total expenses	0.00%

(A)	Total return is based on the change in average member’s equity during the period of a theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment income ratios are computed based upon weighted-average member’s equity as a whole for the period ended December 31, 2017.

(C)	The net investment income ratio excludes net realized and unrealized gains (losses) on investments.

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

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 26, 2018, the date the financial statements were available for issuance. Other than the item disclosed in Note 1, the Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements other than the items disclosed elsewhere in these financial statements.

Galaxy Plus Fund – Chesapeake Master Fund (518) LLC
(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of and for the year ended December 31, 2017, is accurate and complete.

David Young, President
Gemini Alternative Funds, LLC — Sponsor

Galaxy Plus Fund – Doherty
Master Fund (528) LLC
(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to
Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report
December 31, 2017

Independent Auditor’s Report

Board of Directors

Galaxy Plus Fund LLC

Report on the Financial Statements

We have audited the accompanying financial statements of Galaxy Plus Fund—Doherty Master Fund (528) LLC (the Fund), which comprise the statements of financial condition, including the condensed schedule of investments, as of December 31, 2017, and the related statements of operations and changes in member’s equity for the year then ended, and the related notes to the financial statements.

Management’s Responsibility for the Financial Statements

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Plus Fund—Doherty Master Fund (528) LLC as of December 31, 2017, and the results of its operations for the year then ended in accordance with accounting principles generally accepted in the United States of America.

/s/ RSM US LLP

Denver, Colorado

March 26, 2018

Galaxy Plus Fund - Doherty Master Fund (528) LLC
(A Delaware Limited Liability Company)

Statement of Financial Condition
December 31, 2017
(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$3,679,465
Restricted cash - margin balance	98,746
Investments in futures contracts at fair value (represents unrealized appreciation on open derivative contracts, net)	738
Options purchased, at fair value (cost: $75,573)	35,498
Receivable from Onshore Feeder Fund	1,000
Other assets	11,869

Total assets	$3,827,316

Liabilities and member’s equity

Liabilities
Deficit in commodity trading accounts at clearing brokers:
Options written, at fair value (proceeds: $123,542)	$48,050
Total liabilities	48,050

Member’s equity	3,779,266

Total liabilities and member’s equity	$3,827,316

See notes to financial statements.

Galaxy Plus Fund - Doherty Master Fund (528) LLC
(A Delaware Limited Liability Company)

Condensed Schedule of Investments
December 31, 2017
(Expressed in U.S. Dollars)

	Number of		Percent of
	Contracts/Units	Fair Value	Member’s Equity
Long positions:
Derivative contracts:
Domestic (United States):
Options purchased on futures contracts:
Index (cost: $75,573)	91	$35,498	0.94%
Futures contracts:
Index	4	738	0.02

Total long positions		36,236	0.96

Short positions:
Derivative contracts:
Domestic (United States):
Options written on futures contracts:
Index (proceeds: $123,542)	948	(48,050)	(1.27)

Total short positions		(48,050)	(1.27)

Investments and options, at fair value		$(11,814)	(0.31)%

See notes to financial statements.

Galaxy Plus Fund - Doherty Master Fund (528) LLC
(A Delaware Limited Liability Company)

Statement of Operations
For the year ended December 31, 2017
(Expressed in U.S. Dollars)

Net investment income	$—

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) from:
Derivative contracts[1]	368,608
368,608

Net increase (decrease) in unrealized appreciation on:
Derivative contracts	(40,619)
(40,619)

Net realized and unrealized gain on investments	327,989

Net increase in member’s equity resulting from operations	$327,989

[1]	Includes broker trading commisions

See notes to financial statements.

Galaxy Plus Fund - Doherty Master Fund (528) LLC
(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity
For the year ended December 31, 2017
(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net realized gain (loss) from investments	368,608
Net increase (decrease) in unrealized appreciation on investments	(40,619)

Net increase in member’s equity resulting from operations	327,989

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	241,819
Payments for redemptions of capital	(3,347,600)

Net decrease in member’s equity resulting from capital transactions	(3,105,781)

Total decrease	(2,777,792)

Member’s equity, beginning of period	6,557,058

Member’s equity, end of period	$3,779,266

See notes to financial statements.

Galaxy Plus Fund – Doherty Master Fund (528) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 1.	Organization and Structure

Galaxy Plus Fund – Doherty Master Fund (528) LLC (the “Master Fund”) was formed in Delaware as a limited liability company on April 20, 2016 and commenced operation on July 19, 2016. The Master Fund was created to serve as the trading entity managed by Doherty Advisory, L.L.C. (the “Trading Advisor”) pursuant to its Relative Value Moderate program (the “Program”). The Program is a discretionary pure relative value/market neutral arbitrage strategy.

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

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or other Master Funds. Galaxy Plus Fund – Doherty Feeder Fund (528) (“LLC528”), a separated series of the Onshore Platform and Galaxy Plus Fund – Doherty Offshore Feeder Fund (528) Segregated Portfolio (“SPC528”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2017, SPC528 has not yet commenced operations.

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund can hold various currencies at the clearing broker, of which $3,778,211 is held in USD and $0 in foreign currencies as of December 31, 2017, and are recorded in cash and restricted cash – margin balance on the statement of financial condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2017 included restricted cash for margin requirements of $98,746. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2017 included amounts due to the broker for unsettled trades of $0.

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

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the years ended December 31, 2016 and 2017, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the year, the Master Fund did not accrue any interest or penalties.

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

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2017. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

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

Galaxy Plus Fund – Doherty Master Fund (528) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2017.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – Doherty Master Fund (528) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2017. Presentation is gross – as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative contracts:
Options purchased on futures contracts:
Index	$35,498	$35,498	$—	$—
Futures contracts:
Index	1,163	1,163	—	—

Total investment assets at fair value	36,661	36,661	—	—

Liabilities:
Derivative contracts:
Options written on futures contracts:
Index	(48,050)	(48,050)	—	—
Futures contracts:
Index	(425)	(425)	—	—

Total investment liabilities at fair value	(48,475)	(48,475)	—	—

Total net investment at fair value	$(11,814)	$(11,814)	$—	$—

Galaxy Plus Fund – Doherty Master Fund (528) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 4.	Derivative Financial Instruments

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2017.

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

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures and forward contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments. Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. As of December 31, 2017, the Master Fund had open futures contracts with the following notional values by sector:

Description	Quantity	Notional Value
Long:
Index	4	$535,600

Galaxy Plus Fund – Doherty Master Fund (528) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

During the year ended December 31, 2017, the Master Fund participated in 480 futures contract, and 6,032 options on futures contract transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading
Gain (Loss)*
Options on futures contracts:
Index	$71,809
Total options on futures contracts	71,809

Futures contracts:
Index	286,259
Total futures contracts	286,259

Trading costs	(30,079)

Total net trading gain (loss)	327,989

*	Includes both realized gain of $368,608 and unrealized depreciation of $40,619 and is located in net realized and unrealized gain (loss) on investments on the statement of operations.

Galaxy Plus Fund – Doherty Master Fund (528) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 5.	Balance Sheet Offsetting

The Master Fund is required to disclose the impact of offsetting assets and liabilities presented in the statement of financial condition to enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities. These recognized assets and liabilities include financial instruments and derivative instruments that are either subject to an enforceable master netting arrangement or similar agreement or meet the following right of set-off criteria: each of the two parties owes the other determinable amounts, the Master Fund has the right to set-off the amounts owed with the amounts owed by the other party, the Master Fund intends to set off, and the Fund’s right of set-off is enforceable by law.

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

The following tables summarize the Master Fund’s netting arrangements:

			Net Amount of
	Gross Amounts	Offset in the	Assets (Liabilities)
	of Recognized	Statement of	in the Statement of
Description	Assets (Liabilities)	Financial Condition	Financial Condition

Futures	$1,163	$(425)	$738
Options purchased on futures contracts	35,498	—	35,498
Options written on futures contracts	(48,050)	—	(48,050)
Total	$(11,389)	$(425)	$(11,814)

			Net Amount
	Net amount in	Cash Collateral	which is not offset
	the Statement of	Received by	in the Statement of
	Financial Condition	Counterparty	Financial Condition

Counterparty A	$(11,814)	$98,746	$86,932
Total	$(11,814)	$98,746	$86,932

Galaxy Plus Fund – Doherty Master Fund (528) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 6.	Related Parties

Gemini Hedge Fund Services, LLC an affiliate of the Sponsor, provides administration services for the Master Fund.

Note 7.	Financial Highlights

Financial highlights of the Master Fund for the year ended December 31, 2017 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	6.98%

Ratio to average member’s equity (B):
Net investment income (C)	—%
Total expenses	—%

(A)	Total return is based on the change in average member’s equity during the period of a theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment income ratios are computed based upon weighted-average member’s equity as a whole for the year ended December 31, 2017.

(C)	The net investment income ratio excludes net realized and unrealized gains (losses) on investments.

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

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 26, 2018, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – Doherty Master Fund (528) LLC
(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of and for the year ended December 31, 2017, is accurate and complete.

David Young, President
Gemini Alternative Funds, LLC — Sponsor

Galaxy Plus Fund –
Emil van Essen STP Master
Fund (516) LLC
(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to
Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report
December 31, 2017

Independent Auditor’s Report

Board of Directors

Galaxy Plus Fund LLC

Report on the Financial Statements

We have audited the accompanying financial statements of Galaxy Plus Fund—Emil van Essen STP Master Fund (516) LLC (the Fund), which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2017, and the related statements of operations and changes in member’s equity for the year then ended, and the related notes to the financial statements.

Management’s Responsibility for the Financial Statements

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Plus Fund—Emil van Essen STP Master Fund (516) LLC as of December 31, 2017, and the results of its operations for the year then ended in accordance with accounting principles generally accepted in the United States of America.

/s/ RSM US LLP

Denver, Colorado

March 26, 2018

Galaxy Plus Fund - Emil van Essen STP Master Fund (516) LLC
(A Delaware Limited Liability Company)

Statement of Financial Condition
December 31, 2017
(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$1,295,202
Restricted cash - margin balance	2,408,042
Investments in futures contracts at fair value (represents unrealized appreciation on open derivative contracts, net)	2,633,000
Options purchased, at fair value (cost: $2,560,320)	627,540
Receivable from Onshore Feeder Fund	1,000
Other assets	11,987

Total assets	$6,976,771

Liabilities and Member’s Equity

Liabilities
Deficit in commodity trading accounts at clearing brokers:
Options written, at fair value (proceeds: $2,354,400)	$410,400
Total liabilities	410,400

Member’s equity	6,566,371

Total liabilities and member’s equity	$6,976,771

See notes to financial statements.

Galaxy Plus Fund - Emil van Essen STP Master Fund (516) LLC
(A Delaware Limited Liability Company)

Condensed Schedule of Investments
December 31, 2017
(Expressed in U.S. Dollars)

			Percent of
	Number of		Member’s
	Contracts/Units	Fair Value	Equity
Long positions:
Derivative contracts:
Domestic (United States):
Options purchased on futures contracts:
Energy (cost: $2,650,320)
Crude
Maturing March 2018	1,734	$627,540	9.56
Futures contracts:
Agriculture[1,2]	521	376,244	5.73
Energy
Crude
Maturing March 2018	1,539	6,015,155	91.62
Maturing June 2018	270	1,926,880	29.34
Maturing July 2018	260	575,818	8.77
NY Harbor Ultra Low Sulfur Diesel
Maturing June 2018	55	607,992	9.26
Other maturities[1,2]	147	389,650	5.93
Other	58	151,983	2.31
Interest	392	(66,030)	(1.01)
Metals	98	209,082	3.18

Total long positions		$10,814,314	164.69%

(Continued)

Galaxy Plus Fund - Emil van Essen STP Master Fund (516) LLC
(A Delaware Limited Liability Company)

Condensed Schedule of Investments (Continued)
December 31, 2017
(Expressed in U.S. Dollars)

			Percent of
	Number of		Member’s
	Contracts/Units	Fair Value	Equity
Short positions:
Derivative contracts:
Domestic (United States):
Options written on futures contracts:
Energy (proceeds: $2,354,400)
Crude
Maturing March 2018	540	$(410,400)	(6.25)%
Futures contracts:
Agriculture	470	(25,303)	(0.39)
Energy
Crude
Maturing February 2018	2,037	(6,405,932)	(97.55)
NY Harbor Ultra Low Sulfur Diesel
Maturing April 2018	55	(640,563)	(9.75)
Other	56	(176,868)	(2.69)
Interest	392	38,267	0.58
Metals[1,3]	46	(343,375)	(5.23)

Total short positions		(7,964,174)	(121.28)

Investments in futures and options contracts, at fair value		$2,850,140	43.41%

[1]	No individual contract or contract month is greater than 5% of member’s equity
[2]	Maturities range from February 2018 through July 2018
[3]	Maturing March 2018

See notes to financial statements.

Galaxy Plus Fund - Emil van Essen STP Master Fund (516) LLC
(A Delaware Limited Liability Company)

Statement of Operations
For the year ended December 31, 2017
(Expressed in U.S. Dollars)

Net investment income	$—

Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized gain (loss) from:
Derivative contracts[1]	1,185,287
1,185,287

Net increase in unrealized appreciation on:
Derivative contracts	3,893,631
Translation of assets and liabilities denominated in foreign currencies	6,644
3,900,275

Net realized and unrealized gain on investments and foreign currency transactions	5,085,562

Net increase in member’s equity resulting from operations	$5,085,562

[1]	Includes broker trading commisions

See notes to financial statements.

Galaxy Plus Fund - Emil van Essen STP Master Fund (516) LLC
(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity
For the year ended December 31, 2017
(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment income	$—
Net realized gain (loss) from derivative contracts and foreign currency transactions	1,185,287
Net increase (decrease) in unrealized appreciation on derivative contracts and translation of assets and liabilities denominated in foreign currencies	3,900,275

Net increase in member’s equity resulting from operations	5,085,562

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	1,426,189
Payments for redemptions of capital	(11,596,409)

Net decrease in member’s equity resulting from capital transactions	(10,170,220)

Total decrease	(5,084,658)

Member’s equity, beginning of year	11,651,029

Member’s equity, end of year	$6,566,371

See notes to financial statements.

Galaxy Plus Fund – Emil van Essen STP Master Fund (516) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 1.	Organization and Structure

Galaxy Plus Fund – Emil van Essen STP Master Fund (516) LLC (the “Master Fund”) was formed in Delaware as a limited liability company on January 7, 2016 and commenced operations on April 15, 2016. The Master Fund was created to serve as the trading entity managed by Emil van Essen, L.L.C. (the “Trading Advisor”) pursuant to its Multi-Strategy Program (the “Program”). The Program is an approximate 50/50 combination of the Spread Trading Program and the Long-Short Commodity Program.

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

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or other Master funds. Galaxy Plus Fund – Emil van Essen Feeder Fund (516) (“LLC516”), a separated series of the Onshore Platform and Galaxy Plus Fund – Emil van Essen Offshore Feeder Fund (516) Segregated Portfolio (“SPC516”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2017, SPC 516 had not yet commenced operations.

LLC516 and SPC516 are collectively hereafter referred to as the “Feeder Funds”.

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $3,648,912 is held in USD and $54,331 in foreign currencies as of December 31, 2017, and are recorded in cash and restricted cash – margin balance on the statement of financial condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2017 included restricted cash for margin requirements of $2,408,042. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2017 included amounts due to the broker for unsettled trades of $0.

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

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the years ended December 31, 2016 and 2017, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the year, the Master Fund did not accrue any interest or penalties.

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

Galaxy Plus Fund – Emil van Essen STP Master Fund (516) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2017. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

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

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2017.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – Emil van Essen STP Master Fund (516) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2017. Presentation is gross – as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative contracts:
Options purchased on futures contracts:
Energy	$627,540	$627,540	$—	$—
Futures contracts:
Agriculture	494,800	494,800	—	—
Energy	9,670,598	9,670,598	—	—
Interest	38,267	38,267	—	—
Metals	209,082	209,082	—	—

Total investment assets at fair value	11,040,287	11,040,287	—	—

Liabilities:
Derivative contracts:
Options sold on futures contracts:
Energy	(410,400)	(410,400)	—	—
Futures contracts:
Agriculture	(143,859)	(143,859)	—	—
Energy	(7,226,483)	(7,226,483)	—	—
Interest	(66,030)	(66,030)	—	—
Metals	(343,375)	(343,375)	—	—

Total investment liabilities at fair value	(8,190,147)	(8,190,147)	—	—

Total net investment at fair value	$2,850,140	$2,850,140	$—	$—

Galaxy Plus Fund – Emil van Essen STP Master Fund (516) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 4.	Derivative Financial Instruments

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2017.

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

Galaxy Plus Fund – Emil van Essen STP Master Fund (516) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures, options, and forward contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments. Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. As of December 31, 2017, the Master Fund had open futures contracts with the following notional values by sector:

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Agriculture	521	$14,991,415	Agriculture	470	$(13,755,204)
Energy	2,329	145,809,021	Energy	2,148	(132,029,706)
Interest	392	95,716,600	Interest	392	(95,662,700)
Metals	98	7,585,120	Metals	46	(4,208,225)

During the year ended December 31, 2017, the Master Fund participated in 9,953 futures contract, and 38 options on futures contract transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading
Gain (Loss)*
Options on futures contracts:
Agriculture	$(2,053)
Energy	(15,900)
Metals	(945)
Total options on future contracts	(18,898)

Futures contracts:
Agriculture	(1,632,404)
Energy	7,578,447
Interest	10,188
Metals	(293,315)
Total futures contracts	5,662,916

Trading costs	(565,099)

Total net trading gain (loss)	5,078,919

*	Includes both realized gain of $1,185,287 and unrealized appreciation of $3,893,631 and is located in net realized and unrealized gain (loss) on investments on the statement of operations. Amounts exclude foreign currency transactions and translation.

Note 5.	Balance Sheet Offsetting

The Master Fund is required to disclose the impact of offsetting assets and liabilities presented in the statement of financial condition to enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities. These recognized assets and liabilities include financial instruments and derivative instruments that are either subject to an enforceable master netting arrangement or similar agreement or meet the following right of set-off criteria: each of the two parties owes the other determinable amounts, the Master Fund has the right to set-off the amounts owed with the amounts owed by the other party, the Master Fund intends to set off, and the Fund’s right of set-off is enforceable by law.

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

The following tables summarize the Master Fund’s netting arrangements:

			Net Amount of
	Gross Amounts	Offset in the	Assets (Liabilities)
	of Recognized	Statement of	in the Statement of
Description	Assets (Liabilities)	Financial Condition	Financial Condition

Futures	$10,412,747	$(7,779,747)	$2,633,000
Options purchased on futures contracts	627,540	—	627,540
Options written on futures contracts	(410,400)	—	(410,400)
Total	$10,629,887	$(7,779,747)	$2,850,140

			Net Amount
	Net amount in	Cash Collateral	which is not offset
	the Statement of	Received by	in the Statement of
	Financial Condition	Counterparty	Financial Condition

Counterparty A	$2,850,140	$2,408,042	$5,258,182
Total	$2,850,140	$2,408,042	$5,258,182

Galaxy Plus Fund – Emil van Essen STP Master Fund (516) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 6.	Related Parties

Gemini Hedge Fund Services, LLC an affiliate of the Sponsor, provides administration services for the Master Fund.

Note 7.	Financial Highlights

Financial highlights of the Master Fund for the year ended December 31, 2017 are presented in the table below. The information has been derived from information presented in the financial statements.

Total Return (A)	55.42%

Ratio to average member’s equity (B):
Net investment income (C)	—%
Total expenses	—%

(A)	Total return is based on the change in average member’s equity during the period of a theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment income ratios are computed based upon weighted-average member’s equity as a whole for the period ended December 31, 2017.

(C)	The net investment income ratio excludes net realized and unrealized gains (losses) on investments.

Financial highlights are calculated for each member class taken as a whole. An individual member’s return and ratios may vary based on the timing of capital transactions. The total return and the net investment income would have been lower and total expense ratios would have been higher if the management and incentive fees, as well as sponsor fees that are recorded at the Feeder Fund, had been charged to the Master Fund.

Note 8.	Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 26, 2018, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – Emil van Essen STP Master Fund (516) LLC
(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of and for the year December 31, 2017, is accurate and complete.

David Young, President
Gemini Alternative Funds, LLC — Sponsor

Galaxy Plus Fund – FORT
Contrarian Master Fund (510)
LLC
(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to
Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report
December 31, 2017

Independent Auditor’s Report

Board of Directors

Galaxy Plus Fund LLC

Report on the Financial Statements

We have audited the accompanying financial statements of Galaxy Plus Fund—FORT Contrarian Master Fund (510) LLC (the Fund), which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2017, and the related statements of operations and changes in member’s equity for the year then ended, and the related notes to the financial statements.

Management’s Responsibility for the Financial Statements

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Plus Fund—FORT Contrarian Master Fund (510) LLC as of December 31, 2017, and the results of its operations for the year then ended in accordance with accounting principles generally accepted in the United States of America.

/s/ RSM US LLP

Denver, Colorado

March 26, 2018

Galaxy Plus Fund - FORT Contrarian Master Fund (510) LLC
(A Delaware Limited Liability Company)

Statement of Financial Condition
December 31, 2017
(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$7,145,386
Restricted cash - margin balance	1,774,970
Investments in futures contracts at fair value (represents unrealized appreciation on open derivative contracts, net)	57,672
Other assets	14,000

Total assets	$8,992,028

Liabilities and Member’s Equity

Total liabilities	$—

Member’s equity	8,992,028

Total liabilities and member’s equity	$8,992,028

See notes to financial statements.

Galaxy Plus Fund - FORT Contrarian Master Fund (510) LLC
(A Delaware Limited Liability Company)

Condensed Schedule of Investments
December 31, 2017
(Expressed in U.S. Dollars)

	Number of		Percent of
	Contracts/Units	Fair Value	Member’s Equity
Long positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Currency	37	$55,776	0.62%
Energy	20	72,731	0.80
Index	39	45,012	0.50
Interest	78	(10,728)	(0.12)
Metals	3	14,913	0.17
Foreign:
Futures contracts:
Energy	9	9,200	0.10
Index	124	22,668	0.25
Interest	983	(42,108)	(0.46)

Total long positions		167,464	1.86

Short positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Currency	105	(55,124)	(0.61)
Energy	18	(51,880)	(0.58)
Index	3	(738)	(0.01)
Interest	96	(928)	(0.01)
Foreign:
Futures contracts:
Interest	57	(1,122)	(0.01)

Total short positions		(109,792)	(1.22)

Investments in futures contracts, at fair value		$57,672	0.64%

See notes to financial statements.

Galaxy Plus Fund - FORT Contrarian Master Fund (510) LLC
(A Delaware Limited Liability Company)

Statement of Operations
For the year ended December 31, 2017
(Expressed in U.S. Dollars)

Investment Income:
Interest income	$52,087

Net investment income	52,087

Realized and unrealized gain on investments and foreign currency transactions:
Net realized gain from:
Derivative contracts[1]	2,406,278
Foreign currency transactions	177
2,406,455

Net increase in unrealized appreciation on:
Derivative contracts	235,998
Translation of assets and liabilities denominated in foreign currencies	27
236,025

Net realized and unrealized gain on investments and foreign currency transactions	2,642,480

Net increase in member’s equity resulting from operations	$2,694,567

[1]	Includes broker trading commisions

See notes to financial statements.

Galaxy Plus Fund - FORT Contrarian Master Fund (510) LLC
(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity
For the year ended December 31, 2017
(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment income	$52,087
Net realized gain (loss) from derivative contracts and foreign currency transactions	2,406,455
Net increase (decrease) in unrealized appreciation on derivative contracts and translation of assets and liabilities denominated in foreign currencies	236,025

Net increase in member’s equity resulting from operations	2,694,567

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	1,295,860
Payments for redemptions of capital	(6,451,315)

Net decrease in member’s equity resulting from capital transactions	(5,155,455)

Total decrease	(2,460,888)

Member’s equity, beginning of year	11,452,916

Member’s equity, end of year	$8,992,028

See notes to financial statements.

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC

(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 1.	Organization and Structure

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC (the “Master Fund”) was formed in Delaware as a limited liability company on June 5, 2015. The Master Fund was created to serve as the trading entity managed by Fort L.P. (the “Trading Advisor”) pursuant to its Global Contrarian program (the “Program”). The Program is a systematic, trend-anticipating trading program that seeks to capitalize on medium to long-term trends.

The Master Fund and other separately formed Delaware limited liability companies (“Other Master Funds”), are investment vehicles available under the Galaxy Plus Managed Account Platform (the “Platform”). The Master Fund and the Platform are sponsored by Gemini Alternative Funds, LLC (the “Sponsor” or “GAF”) as a means of making available, to qualified high net-worth individuals and institutional investors (including funds of hedge funds) (“Investors”), a variety of third-party professional managed futures and foreign exchange advisors (“Advisors”). The Trading Advisor is not affiliated with the Sponsor.

GAF was formed in October 2013 and its principal office is located in Chicago, Illinois. GAF is registered with the U.S. Commodity Futures Trading Commission (CFTC) as a commodity pool operator and commodity trading advisor, and is a member of the National Futures Association (NFA).

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or other Master funds. Galaxy Plus Fund – FORT Contrarian Feeder Fund (510) LLC (“LLC510”), a separated series of the Onshore Platform and Galaxy Plus Fund – Fort Contrarian Offshore Feeder Fund (510) Segregated Portfolio (“SPC510”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2017, SPC510 had not yet commenced operations.

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $8,951,554 is held in USD and a payable balance of ($31,198) in foreign currencies as of December 31, 2017, and are recorded in cash and restricted cash – margin balance on the statement of financial condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2017 included restricted cash for margin requirements of $1,774,970. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2017 included amounts due to the broker for unsettled trades of $0.

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

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC

(A Delaware Limited Liability Company)

Notes to the Financial Statements

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the years ended December 31, 2015, 2016, and 2017, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the period, the Master Fund did not accrue any interest or penalties.

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

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2017. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

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

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2017.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC

(A Delaware Limited Liability Company)

Notes to the Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2017. Presentation is gross – as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative contracts:
Futures contracts:
Currency	$70,979	$70,979	$—	$—
Energy	82,241	82,241	—	—
Index	123,199	123,199	—	—
Interest	74,389	74,389	—	—
Metals	14,913	14,913	—	—

Total investment assets at fair value	365,721	365,721	—	—

Liabilities:
Derivative contracts:
Futures contracts:
Currency	(70,327)	(70,327)	—	—
Energy	(52,190)	(52,190)	—	—
Index	(56,257)	(56,257)	—	—
Interest	(129,275)	(129,275)	—	—

Total investment liabilities at fair value	(308,049)	(308,049)	—	—

Total net investment at fair value	$57,672	$57,672	$—	$—

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC

(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 4.	Derivative Financial Instruments

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2017.

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

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures and forward contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments. Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. As of December 31, 2017, the Master Fund had open futures contracts with the following notional values by sector:

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Currency	37	$4,128,244	Currency	105	$(9,546,523)
Energy	29	2,073,557	Energy	18	(531,540)
Index	163	15,327,661	Index	3	(401,400)
Interest	1,061	228,837,339	Interest	153	(45,536,242)
Metals	3	247,538

During the year ended December 31, 2017, the Master Fund participated in 22,176 futures contract transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading
Gain (Loss)*
Futures contracts:
Currency	$(261,016)
Energy	365,809
Index	2,972,478
Interest	(382,467)
Metals	39,583
Total futures contracts	2,734,387

Trading costs	(92,111)

Total net trading gain (loss)	$2,642,276

*	Includes both realized gain of $2,406,278 and unrealized appreciation of $235,998 and is located in net realized and unrealized gain (loss) on investments and foreign currency transactions on the statement of operations. Amounts exclude foreign currency transactions and translation.

Note 5.	Balance Sheet Offsetting

The Master Fund is required to disclose the impact of offsetting assets and liabilities presented in the statement of financial condition to enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities. These recognized assets and liabilities include financial instruments and derivative instruments that are either subject to an enforceable master netting arrangement or similar agreement or meet the following right of set-off criteria: each of the two parties owes the other determinable amounts, the Master Fund has the right to set-off the amounts owed with the amounts owed by the other party, the Master Fund intends to set off, and the Fund’s right of set-off is enforceable by law.

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

The following tables summarize the Master Fund’s netting arrangements:

			Net Amount of
	Gross Amounts	Offset in the	Assets (Liabilities)
	of Recognized	Statement of	in the Statement of
Description	Assets (Liabilities)	Financial Condition	Financial Condition

Futures	$365,721	$(308,049)	$57,672
Total	$365,721	$(308,049)	$57,672

			Net Amount
	Net amount in	Cash Collateral	which is not offset
	the Statement of	Received by	in the Statement of
	Financial Condition	Counterparty	Financial Condition

Counterparty A	$57,672	$1,774,970	$1,832,642
Total	$57,672	$1,774,970	$1,832,642

Note 6.	Related Parties

Gemini Hedge Fund Services, LLC an affiliate of the Sponsor, provides administration services for the Master Fund.

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC

(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 7.	Financial Highlights

Financial highlights of the Master Fund for the year ended December 31, 2017 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	25.34%

Ratio to average member’s equity (B):
Net investment income (C )	0.50%
Total expenses	(0.09)%

(A)	Total return is based on the change in average member’s equity during the period of a theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment income ratios are computed based upon weighted-average member’s equity as a whole for the year ended December 31, 2017.

(C)	The net investment income ratio excludes net realized and unrealized gains (losses) on investments.

Financial highlights are calculated for each member class taken as a whole. An individual member’s return and ratios may vary based on the timing of capital transactions. The total return and net investment income would have been lower, and total expense ratios would have been higher if the Trading Advisor management and incentive fees, as well as the sponsor fees, had been charged to the Master Fund instead of the Feeder Fund.

Note 8.	Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 26, 2018, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC

(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of, and for the year ended December 31, 2017 is accurate and complete.

David Young, President
Gemini Alternative Funds, LLC — Sponsor

Galaxy Plus Fund – LRR

Master Fund (522) LLC

(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to

Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2017

Independent Auditor’s Report

Board of Directors

Galaxy Plus Fund LLC

Report on the Financial Statements

We have audited the accompanying financial statements of Galaxy Plus Fund—LRR Master Fund (522) LLC (the Fund), which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2017, and the related statements of operations and changes in member’s equity for the year then ended, and the related notes to the financial statements.

Management’s Responsibility for the Financial Statements

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Plus Fund—LRR Master Fund (522) LLC as of December 31, 2017, and the results of its operations for the year then ended in accordance with accounting principles generally accepted in the United States of America.

/s/ RSM US LLP

Denver, Colorado

March 26, 2018

Galaxy Plus Fund - LRR Master Fund (522) LLC
(A Delaware Limited Liability Company)

Statement of Financial Condition
December 31, 2017
(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$1,038,794
Restricted cash - margin balance	285,761
Investments in futures contracts at fair value (represents unrealized appreciation on open derivative contracts, net)	162,342
Receivable from Onshore Feeder Fund	3,000
Other assets	33,202

Total assets	$1,523,099

Liabilities and member’s equity

Liabilities
Deficit in in commodity trading accounts at clearing brokers:
Options written, at fair value (proceeds: $32,400)	$28,000
Total liabilities	28,000

Member’s equity	1,495,099

Total liabilities and member’s equity	$1,523,099

See notes to financial statements.

Galaxy Plus Fund - LRR Master Fund (522) LLC
(A Delaware Limited Liability Company)

Condensed Schedule of Investments
December 31, 2017
(Expressed in U.S. Dollars)

	Number of		Percent of
	Contracts/Units	Fair Value	Member’s Equity
Long positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	48	11,176	0.75
Currency	3	510	0.03
Energy	12	34,731	2.33
Metals	5	19,155	1.28
Foreign:
Futures contracts:
Metals	6	31,275	2.09

Total long positions		96,847	6.48

Short positions:
Derivative contracts:
Domestic (United States):
Options written on futures contracts:
Agriculture (proceeds: $32,400)	20	(28,000)	(1.87)
Futures contracts:
Agriculture	22	39,702	2.66
Currency	2	174	0.01
Interest	14	(3,396)	(0.23)
Foreign:
Futures contracts:
Interest	34	29,021	1.94
Metals	1	(6)	0.00

Total short positions		37,495	2.51

Investments in options and future contracts, at fair value		$134,342	8.99%

See notes to financial statements.

Galaxy Plus Fund - LRR Master Fund (522) LLC
(A Delaware Limited Liability Company)

Statement of Operations
For the year ended December 31, 2017
(Expressed in U.S. Dollars)

Net investment income	$—

Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized gain (loss) from:
Derivative contracts[1]	(1,430,309)
Foreign currency transactions	74
(1,430,235)

Net increase (decrease) in unrealized appreciation on:
Derivative contracts	(431,462)
Translation of assets and liabilities denominated in foreign currencies	54
(431,408)

Net realized and unrealized loss on investments and foreign currency transactions	(1,861,643)

Net decrease in member’s equity resulting from operations	$(1,861,643)

[1]	Includes broker trading commisions

See notes to financial statements.

Galaxy Plus Fund - LRR Master Fund (522) LLC
(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity
For the year ended December 31, 2017
(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment income	$—
Net realized gain (loss) from derivative contracts and foreign currency transactions	(1,430,235)
Net increase (decrease) in unrealized appreciation on derivative contracts and translation of assets and liabilities denominated in foreign currencies	(431,408)

Net decrease in member’s equity resulting from operations	(1,861,643)

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	542,017
Payments for redemptions of capital	(4,902,824)

Net decrease in member’s equity resulting from capital transactions	(4,360,807)

Total decrease	(6,222,450)

Member’s equity, beginning of year	7,717,549

Member’s equity, end of year	$1,495,099

See notes to financial statements.

Galaxy Plus Fund – LRR Master Fund (522) LLC

(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 1.	Organization and Structure

Galaxy Plus Fund – LRR Master Fund (522) LLC (the “Master Fund”) was formed in Delaware as a limited liability company on January 26, 2016 and commenced operation on April 28, 2016. The Master Fund is a multi-advisor managed futures fund that allocates and reallocates its capital to different trading advisors implementing various trading programs. As of December 31, 2017, these trading advisors were Landmark Trading Company (“Landmark”), Rosetta Capital Management, LLC (“Rosetta”), and Red Oak Commodity Advisors, Inc (“Red Oak”) (collectively, the “Trading Advisors”). Landmark and Red Oak run discretionary programs and Rosetta runs a technical program. Each Trading Advisor runs their Program independently of one another.

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

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or other Master Funds. Galaxy Plus Fund – LRR Feeder Fund (522) (“LLC522”), a separated series of the Onshore Platform and Galaxy Plus Fund – LRR Offshore Feeder Fund (522) Segregated Portfolio (“SPC522”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2017, SPC522 had not yet commenced operations.

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

Galaxy Plus Fund – LRR Master Fund (522) LLC

(A Delaware Limited Liability Company)

Notes to the Financial Statements

The Master Fund and the Sponsor have entered into tri-party contracts (the “Trading Agreements”) with the Trading Advisors pursuant to which the Master Fund’s trading accounts are managed, subject to rights of termination, by the Trading Advisors in accordance with the Program. The Trading Advisors may alter their programs (including their trading systems and methods and including the addition and/or deletion of any financial interests or contracts traded in the Master Fund’s trading accounts), provided that the Trading Advisors provide prior notice to the Master Fund and the Sponsor of any material change to the Trading Advisor’s Program. From time to time, the Trading Advisors (or their affiliates) may manage additional accounts, and these accounts will increase the level of competition for the same trades desired for the Master Fund, including the priorities of order entry. There is no specific limit as to the number of accounts the Trading Advisors (or their affiliates) may manage. In addition, the positions of all of the accounts owned or controlled by the Trading Advisors (or their affiliates) are aggregated for the purposes of applying speculative position limits. The management, incentive, and sponsor fees are paid directly by the Feeder Funds, and for this reason are not recorded as expenses of the Master Fund.

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $1,314,973 is held in USD and $9,582 in foreign currencies as of December 31, 2017, and are recorded in cash and restricted cash – margin balance on the statement of financial condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2017 included restricted cash for margin requirements of $285,761. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2017 included amounts due to the broker for unsettled trades of $0.

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

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the years ended December 31, 2016 and 2017, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the year, the Master Fund did not accrue any interest or penalties.

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

Galaxy Plus Fund – LRR Master Fund (522) LLC

(A Delaware Limited Liability Company)

Notes to the Financial Statements

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2017. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

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

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2017.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – LRR Master Fund (522) LLC

(A Delaware Limited Liability Company)

Notes to the Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2017. Presentation is gross – as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative contracts:
Futures contracts:
Agriculture	63,304	63,304	—	—
Currency	2,084	2,084	—	—
Energy	38,281	38,281	—	—
Interest	35,438	35,438	—	—
Metals	50,430	50,430	—	—

Total investment assets at fair value	189,537	189,537	—	—

Liabilities:
Derivative contracts:
Options written on futures contracts:
Agriculture	(28,000)	(28,000)	—	—
Futures contracts:
Agriculture	(12,426)	(12,426)	—	—
Currency	(1,400)	(1,400)	—	—
Energy	(3,550)	(3,550)	—	—
Interest	(9,813)	(9,813)	—	—
Metals	(6)	(6)	—	—

Total investment liabilities at fair value	(55,195)	(55,195)	—	—

Total net investment at fair value	$134,342	$134,342	$—	$—

Galaxy Plus Fund – LRR Master Fund (522) LLC

(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 4.	Derivative Financial Instruments

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2017.

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

Galaxy Plus Fund – LRR Master Fund (522) LLC

(A Delaware Limited Liability Company)

Notes to the Financial Statements

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures, options and forward contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments. Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. As of December 31, 2017, the Master Fund had open futures contracts with the following notional values by sector:

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Agriculture	48	$5,047,873	Agriculture	22	$(1,006,418)
Currency	3	129,980	Currency	2	(222,850)
Energy	12	693,680	Interest	48	(7,513,624)
Metals	11	905,460	Metals	1	(56,788)

During the year ended December 31, 2017, the Master Fund participated in 1,063 futures contract, and 124 options on futures contract transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading
Gain (Loss)*
Options on futures contracts:
Agriculture	$(671,274)
Total options on futures contracts	(671,274)

Futures contracts:
Agriculture	(768,246)
Currency	(313,939)
Energy	(73,470)
Index	(106,558)
Interest	(485,059)
Metals	598,898
Total futures contracts	(1,148,374)

Trading costs	(42,123)

Total net trading gain (loss)	(1,861,771)

*	Includes both realized loss of ($1,430,309) and unrealized depreciation of ($431,462) and is located in net realized and unrealized gain (loss) on investments on the statement of operations. Amounts exclude foreign currency transactions and translation.

Galaxy Plus Fund – LRR Master Fund (522) LLC

(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 5.	Balance Sheet Offsetting

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

The following tables summarize the Master Fund’s netting arrangements:

			Net Amount of
	Gross Amounts	Offset in the	Assets (Liabilities)
	of Recognized	Statement of	in the Statement of
Description	Assets (Liabilities)	Financial Condition	Financial Condition

Futures	$189,537	(27,195)	$162,342
Options written on futures contracts	(28,000)	—	(28,000)
Total	$161,537	$(27,195)	$134,342

			Net Amount
	Net amount in	Cash Collateral	which is not offset
	the Statement of	Received by	in the Statement of
	Financial Condition	Counterparty	Financial Condition

Counterparty A	$134,342	$285,761	$420,103
Total	$134,342	$285,761	$420,103

Galaxy Plus Fund – LRR Master Fund (522) LLC

(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 6.	Related Parties

Gemini Hedge Fund Services, LLC an affiliate of the Sponsor, provides administration services for the Master Fund.

Note 7.	Financial Highlights

Financial highlights of the Master Fund for the year ended December 31, 2017 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	(44.37)%

Ratio to average member’s equity (B):
Net investment income (C)	0.00%
Total expenses	0.00%

(A)	Total return is based on the change in average member’s equity during the period of a theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment income ratios are computed based upon weighted-average member’s equity as a whole for the year ended December 31, 2017.

(C)	The net investment income ratio excludes net realized and unrealized gains (losses) on investments.

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

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 26, 2018, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund –LRR Master Fund (522) LLC

(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of and for the year ended December 31, 2017, is accurate and complete.

David Young, President
Gemini Alternative Funds, LLC — Sponsor

Galaxy Plus Fund – QIM
Master Fund (526) LLC
(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to
Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report
December 31, 2017

Independent Auditor’s Report

Board of Directors

Galaxy Plus Fund LLC

Report on the Financial Statements

We have audited the accompanying financial statements of Galaxy Plus Fund—QIM Master Fund (526) LLC (the Fund), which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2017, and the related statements of operations and changes in member’s equity for the year then ended, and the related notes to the financial statements.

Management’s Responsibility for the Financial Statements

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Plus Fund—QIM Master Fund (526) LLC as of December 31, 2017, and the results of its operations for the year then ended in accordance with accounting principles generally accepted in the United States of America.

/s/ RSM US LLP

Denver, Colorado

March 26, 2018

Galaxy Plus Fund - QIM Master Fund (526) LLC
(A Delaware Limited Liability Company)

Statement of Financial Condition
December 31, 2017
(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$8,117,910
Restricted cash - margin balance	2,195,034
Investments in futures contracts at fair value (represents unrealized appreciation on open derivative contracts, net)	542,231
Receivable from Onshore Feeder Fund	1,000
Other assets	12,082

Total assets	$10,868,257

Liabilities and Member’s Equity

Total liabilities	$—

Member’s equity	10,868,257

Total liabilities and member’s equity	$10,868,257

See notes to financial statements.

Galaxy Plus Fund - QIM Master Fund (526) LLC
(A Delaware Limited Liability Company)

Condensed Schedule of Investments
December 31, 2017
(Expressed in U.S. Dollars)

	Number of		Percent of
	Contracts/Units	Fair Value	Member’s Equity
Long positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Currency	106	$125,917	1.16%
Index	46	$(22,026)	(0.20)%
Interest	405	89,793	0.83
Metals	109	414,181	3.80
Foreign:
Futures contracts:
Index	79	15,260	0.14
Interest	59	(71,176)	(0.65)

Total long positions		551,949	5.08

Short positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Currency	35	(17,741)	(0.16)
Energy	37	(52,091)	(0.48)
Index	21	13,518	0.12
Foreign:
Futures contracts:
Energy	6	(8,110)	(0.07)
Index	38	27,988	0.25
Interest	249	26,718	0.25

Total short positions		(9,718)	(0.09)

Investments in futures contracts, at fair value		$542,231	4.99%

See notes to financial statements.

Galaxy Plus Fund - QIM Master Fund (526) LLC
(A Delaware Limited Liability Company)

Statement of Operations
For the year ended December 31, 2017
(Expressed in U.S. Dollars)

Investment Income:
Interest income	$9,224

Total income	9,224

Net investment income	9,224

Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized gain (loss) from:
Derivative contracts[1]	6,942,830
Foreign currency transactions	(163,238)
6,779,592

Net increase (decrease) in unrealized appreciation on:
Derivative contracts	211,088
Translation of assets and liabilities denominated in foreign currencies	24,216
235,304

Net realized and unrealized gain on investments and foreign currency transactions	7,014,896

Net increase in member’s equity resulting from operations	$7,024,120

[1]	Includes broker trading commissions

See notes to financial statements.

Galaxy Plus Fund - QIM Master Fund (526) LLC
(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity
For the year ended December 31, 2017
(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment income	$9,224
Net realized gain (loss) from derivative contracts and foreign currency transactions	6,779,592
Net increase (decrease) in unrealized appreciation on derivative contracts and translation of assets and liabilities denominated in foreign currencies	235,304

Net increase in member’s equity resulting from operations	7,024,120

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	2,010,090
Payments for redemptions of capital	(19,622,576)

Net decrease in member’s equity resulting from capital transactions	(17,612,486)

Total decrease	(10,588,366)

Member’s equity, beginning of year	21,456,623

Member’s equity, end of year	$10,868,257

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

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or other Master Funds. Galaxy Plus Fund – QIM Feeder Fund (526) (“LLC526”), a separated series of the Onshore Platform and Galaxy Plus Fund – QIM Offshore Feeder Fund (526) Segregated Portfolio (“SPC526”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2017, SPC526 had not yet commenced operations.

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $9,054,011 is held in USD and $1,258,933 in foreign currencies as of December 31, 2017, and are recorded in cash and restricted cash – margin balance on the statement of financial condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2017 included restricted cash for margin requirements of $2,195,034. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2017 included amounts due to the broker for unsettled trades of $0.

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

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the years ended December 31, 2016 and 2017, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the period, the Master Fund did not accrue any interest or penalties.

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

Galaxy Plus Fund – QIM Master Fund (526) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2017. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

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

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2017.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – QIM Master Fund (526) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2017. Presentation is gross – as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative contracts:
Futures contracts:
Currency	$125,917	$125,917	$—	$—
Index	68,400	68,400	—	—
Interest	134,907	134,907	—	—
Metals	414,181	414,181	—	—

Total investment assets at fair value	743,405	743,405	—	—

Liabilities:
Derivative contracts:
Futures contracts:
Currency	(17,741)	(17,741)	—	—
Energy	(60,201)	(60,201)	—	—
Index	(33,660)	(33,660)	—	—
Interest	(89,572)	(89,572)	—	—

Total investment liabilities at fair value	(201,174)	(201,174)	—	—

Total net investment at fair value	$542,231	$542,231	$—	$—

Galaxy Plus Fund – QIM Master Fund (526) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 4.	Derivative Financial Instruments

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2017.

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

Galaxy Plus Fund – QIM Master Fund (526) LLC

(A Delaware Limited Liability Company)

Notes to the Financial Statements

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures and forward contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments. Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. As of December 31, 2017, the Master Fund had open futures contracts with the following notional values by sector:

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Currency	106	12,888,050	Currency	35	$(3,899,875)
Index	125	10,744,412	Energy	43	(1,988,070)
Interest	464	67,091,192	Index	59	(5,266,328)
Metals	109	12,437,700	Interest	249	(44,902,103)

During the year ended December 31, 2017, the Master Fund participated in 32,525 futures contract transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading
Gain (Loss)*
Futures contracts:
Currency	$985,336
Energy	(1,627,728)
Index	10,053,801
Interest	(2,986,378)
Metals	942,753
Total futures contracts	7,367,784

Trading costs	(213,866)

Total net trading gain (loss)	7,153,918

*	Includes both realized gain of $6,942,830 and unrealized appreciation of $211,088 and is located in net realized and unrealized gain (loss) on investments on the statement of operations. Amounts exclude foreign currency transactions and translation.

Galaxy Plus Fund – QIM Master Fund (526) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 5.	Balance Sheet Offsetting

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

The following tables summarize the Master Fund’s netting arrangements:

			Net Amount of
	Gross Amounts	Offset in the	Assets (Liabilities)
	of Recognized	Statement of	in the Statement of
Description	Assets (Liabilities)	Financial Condition	Financial Condition

Futures	$743,405	$(201,174)	$542,231
Total	$743,405	$(201,174)	$542,231

			Net Amount
	Net amount in	Cash Collateral	which is not offset
	the Statement of	Received by	in the Statement of
	Financial Condition	Counterparty	Financial Condition

Counterparty A	$542,231	$2,195,034	$2,737,265
Total	$542,231	$2,195,034	$2,737,265

Galaxy Plus Fund – QIM Master Fund (526) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 6.	Related Parties

Gemini Hedge Fund Services, LLC an affiliate of the Sponsor, provides administration services for the Master Fund.

Note 7.	Financial Highlights

Financial highlights of the Master Fund for the year December 31, 2017 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	42.66%

Ratio to average member’s equity (B):
Net investment income (C)	0.05%
Total expenses	0.00%

(A)	Total return is based on the change in average member’s equity during the period of a theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment income ratios are computed based upon weighted-average member’s equity as a whole for the year ended December 31, 2017.

(C)	The net investment income ratio excludes net realized and unrealized gains (losses) on investments.

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

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 26, 2018, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – QIM Master Fund (526) LLC
(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of and for the year ended December 31, 2017, is accurate and complete.

David Young, President
Gemini Alternative Funds, LLC — Sponsor

Galaxy Plus Fund –
Quantmetrics
Master Fund (527) LLC
(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to
Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report
December 31, 2017

Independent Auditor’s Report

Board of Directors

Galaxy Plus Fund LLC

Report on the Financial Statements

We have audited the accompanying financial statements of Galaxy Plus Fund—Quantmetrics Master Fund (527) LLC (the Fund), which comprise the statement of financial condition as of December 31, 2017, and the related statements of operations and changes in member’s equity for the year then ended, and the related notes to the financial statements.

Management’s Responsibility for the Financial Statements

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Plus Fund—Quantmetrics Master Fund (527) LLC as of December 31, 2017, and the results of its operations for the year then ended in accordance with accounting principles generally accepted in the United States of America.

/s/ RSM US LLP

Denver, Colorado

March 26, 2018

Galaxy Plus Fund - Quantmetrics Master Fund (527) LLC
(A Delaware Limited Liability Company)

Statement of Financial Condition
December 31, 2017
(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$6,208,953
Receivable from Onshore Feeder Fund	1,000
Other assets	10,720

Total assets	$6,220,673

Liabilities and Member’s Equity

Liabilities
Total Liabilities	$—
Total liabilities	—

Member’s equity	6,220,673

Total liabilities and member’s equity	$6,220,673

See notes to financial statements.

Galaxy Plus Fund - Quantmetrics Master Fund (527) LLC
(A Delaware Limited Liability Company)

Statement of Operations
For the year ended December 31, 2017
(Expressed in U.S. Dollars)

Investment Income:
Interest income	$36,282

Total income	36,282

Net investment income	36,282

Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized gain (loss) from:
Derivative contracts[1]	495,833
Foreign currency transactions	(5,644)
490,189

Net increase (decrease) in unrealized depreciation on:
Translation of assets and liabilities denominated in foreign currencies	(2,566)
(2,566)

Net realized and unrealized gain on investments and foreign currency transactions	487,623

Net increase in member’s equity resulting from operations	$523,905

[1]	Includes broker trading commissions

See notes to financial statements.

Galaxy Plus Fund - Quantmetrics Master Fund (527) LLC
(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity
For the year ended December 31, 2017
(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment income	$36,282
Net realized gain (loss) from derivative contracts and foreign currency transactions	490,189
Net increase (decrease) in unrealized depreciation on derivative contracts and translation of assets and liabilities denominated in foreign currencies	(2,566)

Net increase in member’s equity resulting from operations	523,905

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	341,758
Payments for redemptions of capital	(13,906,448)

Net decrease in member’s equity resulting from capital transactions	(13,564,690)

Total decrease	(13,040,785)

Member’s equity, beginning of period	19,261,458

Member’s equity, end of period	$6,220,673

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

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or other Master Funds. Galaxy Plus Fund – Quantmetrics Feeder Fund (527) (“LLC527”), a separated series of the Onshore Platform and Galaxy Plus Fund – Quantmetrics Offshore Feeder Fund (527) Segregated Portfolio (“SPC527”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2017, SPC527 had not yet commenced operations.

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $6,343,971 is held in USD and a payable balance of ($135,018) in foreign currencies as of December 31, 2017, and are recorded in cash on the statement of financial condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. Cash with the clearing broker as of December 31, 2017 included amounts due to the broker for unsettled trades of $0.

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

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the years ended December 31, 2016 and 2017, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the year, the Master Fund did not accrue any interest or penalties.

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

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2017.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments. At December 31, 2017, the Master Fund had held no investments.

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

Galaxy Plus Fund – Quantmetrics Master Fund (527) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2017.

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

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures and forward contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments. Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. The Master Fund held no open positions as of December 31, 2017.

During the year ended December 31, 2017, the Master Fund participated in 28,545 futures contract transactions.

Galaxy Plus Fund – Quantmetrics Master Fund (527) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading
Gain (Loss)*
Futures contracts:
Currency	$(52,163)
Index	1,148,544
Interest	(441,876)
Metals	(95,500)
Total futures	559,005

Trading costs	(63,172)

Total net trading gain (loss)	495,833

*	Includes realized gain of $495,833 and is located in net realized gain (loss) on investments the statement of operations. Amounts exclude foreign currency transactions and translation.

Note 5.	Balance Sheet Offsetting

The Master Fund is required to disclose the impact of offsetting assets and liabilities presented in the statement of financial condition to enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities. These recognized assets and liabilities include financial instruments and derivative instruments that are either subject to an enforceable master netting arrangement or similar agreement or meet the following right of set-off criteria: each of the two parties owes the other determinable amounts, the Master Fund has the right to set-off the amounts owed with the amounts owed by the other party, the Master Fund intends to set off, and the Fund’s right of set-off is enforceable by law.

The Master Fund is subject to enforceable master netting agreements with certain counterparties. These agreements govern the terms of certain transactions, and reduce the counterparty risk associated with relevant transactions by specifying offsetting mechanisms and collateral posting arrangements at prearranged exposure levels. Since different types of transactions have different mechanics and are sometimes traded out of different legal entities of a particular counterparty organization, each type of transaction may be covered by a different master netting arrangement, possibly resulting in the need for multiple agreements with a single counterparty. Master netting agreements may not be specific to each different asset type; in such instances, they would allow the Master Fund to close out and net its total exposure to a specified counterparty in the events of default or early termination with respect to any and all the transactions governed under a single agreement with the counterparty. There were no offsetting balances as the Master Fund did not hold any investments as of December 31, 2017.

Note 6.	Related Party

Gemini Hedge Fund Services, LLC an affiliate of the Sponsor, provides administration services for the Master Fund.

Galaxy Plus Fund – Quantmetrics Master Fund (527) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 7.	Financial Highlights

Financial highlights of the Master Fund for the year ended December 31, 2017 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	(0.91)%

Ratio to average member’s equity (B):
Net investment income (C)	0.34%
Total expenses	—%

(A)	Total return is based on the change in average member’s equity during the period of a theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment income ratios are computed based upon weighted-average member’s equity as a whole for the year ended December 31, 2017.

(C)	The net investment income ratio excludes net realized and unrealized gains (losses) on investments.

Financial highlights are calculated for each member class taken as a whole. An individual member’s return and ratios may vary based on the timing of capital transactions. The negative total return would have been larger, the net investment income would have been lower, and total expense ratios would have been higher if the management and incentive fees, as well as sponsor fee, had been charged to the Master Fund.

Note 8.	Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 26, 2018, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – Quantmetrics Master Fund (527) LLC
(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of and for the year ended December 31, 2017 is accurate and complete.

David Young, President
Gemini Alternative Funds, LLC — Sponsor

Galaxy Plus Fund –
Quest Master Fund (517) LLC
(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to
Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report
December 31, 2017

Independent Auditor’s Report

Board of Directors

Galaxy Plus Fund LLC

Report on the Financial Statements

We have audited the accompanying financial statements of Galaxy Plus Fund—Quest Master Fund (517) LLC (the Fund), which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2017, and the related statements of operations and changes in member’s equity for the year then ended, and the related notes to the financial statements.

Management’s Responsibility for the Financial Statements

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Plus Fund—Quest Master Fund (517) LLC as of December 31, 2017, and the results of its operations for the year then ended in accordance with accounting principles generally accepted in the United States of America.

/s/ RSM US LLP

Denver, Colorado

March 26, 2018

Galaxy Plus Fund - Quest Master Fund (517) LLC
(A Delaware Limited Liability Company)

Statement of Financial Condition
December 31, 2017
(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$250,925
Restricted cash - margin balance	430,797
Investments in futures contracts at fair value (represents unrealized appreciation on open derivative contracts, net)	67,465
Receivable from Feeder Fund	1,000
Other assets	11,702

Total assets	$761,889

Liabilities and Member’s Equity

Total liabilities	$—

Member’s equity	761,889

Total liabilities and member’s equity	$761,889

See notes to financial statements.

Galaxy Plus Fund - Quest Master Fund (517) LLC
(A Delaware Limited Liability Company)

Condensed Schedule of Investments
December 31, 2017
(Expressed in U.S. Dollars)

	Number of		Percent of
	Contracts/Units	Fair Value	Member’s Equity
Long positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	5	$3,708	0.49%
Currency	18	25,241	3.31
Energy	6	19,096	2.51
Index	6	7,303	0.96
Interest	2	1,563	0.21
Metals	4	15,185	1.99
Foreign:
Futures contracts:
Energy	3	7,995	1.05
Index	24	4,801	0.63
Interest	16	(2,449)	(0.32)

Total long positions		82,443	10.83

Short positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	18	1,685	0.22
Currency	11	(5,138)	(0.67)
Energy	7	(22,402)	(2.95)
Interest	41	4,152	0.54
Foreign:
Futures contracts:
Index	1	120	0.02
Interest	40	6,605	0.87

Total short positions		(14,978)	(1.97)

Investments in futures contracts, at fair value		$67,465	8.86%

See notes to financial statements.

Galaxy Plus Fund - Quest Master Fund (517) LLC
(A Delaware Limited Liability Company)

Statement of Operations
For the year ended December 31, 2017
(Expressed in U.S. Dollars)

Expenses:
Interest expense	$590

Total expenses	590

Net investment loss	(590)

Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized gain (loss) from:
Derivative contracts[1]	(377,215)
Foreign currency transactions	1,197
(376,018)

Net increase (decrease) in unrealized appreciation on:
Derivative contracts	(142,210)
Translation of assets and liabilities denominated in foreign currencies	(207)
(142,417)

Net realized and unrealized loss on investments and foreign currency transactions	(518,435)

Net decrease in member’s equity resulting from operations	$(519,025)

[1]	Includes broker trading commisions

See notes to financial statements.

Galaxy Plus Fund - Quest Master Fund (517) LLC
(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity
For the year ended December 31, 2017
(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment loss	$(590)
Net realized gain (loss) from derivative contracts and foreign currency transactions	(376,018)
Net increase (decrease) in unrealized appreciation on derivative contracts and translation of assets and liabilities denominated in foreign currencies	(142,417)

Net decrease in member’s equity resulting from operations	(519,025)

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	191,546
Payments for redemptions of capital	(2,794,410)

Net decrease in member’s equity resulting from capital transactions	(2,602,864)

Total decrease	(3,121,889)

Member’s equity, beginning of year	3,883,778

Member’s equity, end of year	$761,889

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

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or other Master Funds. Galaxy Plus Fund – Quest Feeder Fund (517) (“LLC517”), a separated series of the Onshore Platform and Galaxy Plus Fund – Quest Offshore Feeder Fund (517) Segregated Portfolio (“SPC517”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2017, SPC517 had not yet commenced operations.

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $699,337 is held in USD and a payable balance of ($17,615) in foreign currencies as of December 31, 2017, and are recorded in cash and restricted cash – margin balance on the statement of financial condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2017 included restricted cash for margin requirements of $430,797. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2017 included amounts due to the broker for unsettled trades of $0.

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

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the years ended December 31, 2016 and 2017, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the year, the Master Fund did not accrue any interest or penalties.

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

Galaxy Plus Fund – Quest Master Fund (517) LLC

(A Delaware Limited Liability Company)

Notes to the Financial Statements

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2017. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

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

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2017.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – Quest Master Fund (517) LLC

(A Delaware Limited Liability Company)

Notes to the Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2017. Presentation is gross – as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative contracts:
Futures contracts:
Agriculture	$6,466	$6,466	$—	$—
Currency	25,466	25,466	—	—
Energy	27,089	27,089	—	—
Index	17,763	17,763	—	—
Interest	18,400	18,400	—	—
Metals	15,185	15,185	—	—

Total investment assets at fair value	110,369	110,369	—	—

Liabilities:
Derivative contracts:
Futures contracts:
Agriculture	(1,073)	(1,073)	—	—
Currency	(5,363)	(5,363)	—	—
Energy	(22,400)	(22,400)	—	—
Index	(5,539)	(5,539)	—	—
Interest	(8,529)	(8,529)	—	—

Total investment liabilities at fair value	(42,904)	(42,904)	—	—

Total net investment at fair value	$67,465	$67,465	$—	$—

Galaxy Plus Fund – Quest Master Fund (517) LLC

(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 4.	Derivative Financial Instruments

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2017.

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

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures and forward contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments. Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. As of December 31, 2017, the Master Fund had open futures contracts with the following notional values by sector:

Galaxy Plus Fund – Quest Master Fund (517) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Agriculture	5	$150,603	Agriculture	18	$(480,483)
Currency	18	2,163,998	Currency	11	(811,413)
Energy	9	597,879	Energy	7	(206,710)
Index	30	2,078,033	Index	1	(41,944)
Interest	18	9,738,076	Interest	81	(13,121,101)
Metals	4	378,468

During the year ended December 31, 2017, the Master Fund participated in 4,011 futures contract transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading
Gain (Loss)*
Futures contracts:
Agriculture	$(74,980)
Currency	(474,637)
Energy	(335,137)
Index	882,294
Interest	(412,435)
Metals	(67,853)
Total futures	(482,748)

Trading costs	(36,677)

Total net trading gain (loss)	(519,425)

*	Includes both realized loss of ($377,215) and unrealized depreciation of ($142,210) and is located in net realized and unrealized gain (loss) on investments on the statement of operations. Amounts exclude foreign currency transactions and translation.

Galaxy Plus Fund – Quest Master Fund (517) LLC

(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 5.	Balance Sheet Offsetting

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

The following tables summarize the Master Fund’s netting arrangements:

			Net Amount of
	Gross Amounts	Offset in the	Assets (Liabilities)
	of Recognized	Statement of	in the Statement of
Description	Assets (Liabilities)	Financial Condition	Financial Condition

Futures	$110,369	$(42,904)	$67,465
Total	$110,369	$(42,904)	$67,465

			Net Amount
	Net amount in	Cash Collateral	which is not offset
	the Statement of	Received by	in the Statement of
	Financial Condition	Counterparty	Financial Condition

Counterparty A	$67,465	$430,797	$498,262
Total	$67,465	$430,797	$498,262

Galaxy Plus Fund – Quest Master Fund (517) LLC

(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 6.	Related Parties

Gemini Hedge Fund Services, LLC an affiliate of the Sponsor, provides administration services for the Master Fund.

Note 7.	Financial Highlights

Financial highlights of the Master Fund for the year ended December 31, 2017 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	(1.91)%

Ratio to average member’s equity (B):
Net investment loss(C)	(0.04)%
Total expenses	0.04%

(A)	Total return is based on the change in average member’s equity during the period of a theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment loss ratios are computed based upon weighted-average member’s equity as a whole for the year ended December 31, 2017.

(C)	The net investment loss ratio excludes net realized and unrealized gains (losses) on investments.

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

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 26, 2018, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – Quest Master Fund (517) LLC

(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of and for the year ended December 31, 2017, is accurate and complete.

David Young, President
Gemini Alternative Funds, LLC — Sponsor

Galaxy Plus Fund – Quest FIT
Master Fund (535) LLC
(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to
Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report
December 31, 2017

Independent Auditor’s Report

Board of Directors

Galaxy Plus Fund LLC

Report on the Financial Statements

We have audited the accompanying financial statements of Galaxy Plus Fund—Quest FIT Master Fund (535) LLC (the Fund), which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2017 and the related statements of operations and changes in member’s equity for the year then ended, and the related notes to the financial statements.

Management’s Responsibility for the Financial Statements

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Plus Fund—Quest FIT Master Fund (535) LLC as of December 31, 2017, and the results of its operations for the year then ended in accordance with accounting principles generally accepted in the United States of America.

/s/ RSM US LLP

Denver, Colorado

March 26, 2018

Galaxy Plus Fund - Quest FIT Master Fund (535) LLC
(A Delaware Limited Liability Company)

Statement of Financial Condition
December 31, 2017
(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$1,341,298
Restricted cash - margin balance	759,653
Investments in futures contracts at fair value (represents unrealized appreciation on open derivative contracts, net)	49,045
Other assets	13,407

Total assets	$2,163,403

Liabilities and Member’s Equity

Liabilities
Payable to Onshore Feeder Fund	$9,107
Total liabilities	9,107

Member’s equity	2,154,296

Total liabilities and member’s equity	$2,163,403

See notes to financial statements.

Galaxy Plus Fund - Quest FIT Master Fund (535) LLC
(A Delaware Limited Liability Company)

Condensed Schedule of Investments
December 31, 2017
(Expressed in U.S. Dollars)

	Number of		Percent of
	Contracts/Units	Fair Value	Member’s Equity
Long positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	4	$1,378	0.06%
Currency	5	7,298	0.34
Energy	4	11,880	0.55
Index	8	9,616	0.45
Metals	2	8,450	0.39
Foreign:
Futures contracts:
Index	28	(2,171)	(0.10)

Total long positions		36,451	1.69

Short positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	2	(663)	(0.03)
Currency	26	(7,187)	(0.33)
Interest	87	14,383	0.67
Metals	4	(10,625)	(0.49)
Foreign:
Futures contracts:
Interest	116	16,686	0.77

Total short positions		12,594	0.59

Investments in futures contracts, at fair value		$49,045	2.28%

See notes to financial statements.

Galaxy Plus Fund - Quest FIT Master Fund (535) LLC
(A Delaware Limited Liability Company)

Statement of Operations
For the year ended December 31, 2017
(Expressed in U.S. Dollars)

Investment Income:
Interest income	$6,285

Net investment income	6,285

Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized gain (loss) from:
Derivative contracts[1]	(770,737)
Foreign currency transactions	3,881
(766,856)

Net increase (decrease) in unrealized appreciation on:
Derivative contracts	(85,438)
Translation of assets and liabilities denominated in foreign currencies	283
(85,155)

Net realized and unrealized loss on investments and foreign currency transactions	(852,011)

Net decrease in member’s equity resulting from operations	$(845,726)

[1]	Includes broker trading commisions

See notes to financial statements.

Galaxy Plus Fund - Quest FIT Master Fund (535) LLC
(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity
For the year ended December 31, 2017
(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment income	$6,285
Net realized gain (loss) from derivative contracts and foreign currency transactions	(766,856)
Net increase (decrease) in unrealized appreciation on derivative contracts and translation of assets and liabilities denominated in foreign currencies	(85,155)

Net decrease in member’s equity resulting from operations	(845,726)

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	1,493,593
Payments for redemptions of capital	(9,692,531)

Net decrease in member’s equity resulting from capital transactions	(8,198,938)

Total decrease	(9,044,664)

Member’s equity, beginning of year	11,198,960

Member’s equity, end of year	$2,154,296

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

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or other Master Funds. Galaxy Plus Fund – Quest FIT Feeder Fund (535) (“LLC535”), a separated series of the Onshore Platform and Galaxy Plus Fund – Quest FIT Offshore Feeder Fund (535) Segregated Portfolio (“SPC535”), a segregated portfolio of the Offshore Platform, each can invest in the Master Fund. As of December 31, 2017, SPC535 had not yet commenced operations.

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $2,105,915 is held in USD and a payable balance of ($4,964) in foreign currencies as of December 31, 2017, and are recorded in cash and restricted cash – margin balance on the statement of financial condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2017 included restricted cash for margin requirements of $759,653. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2017 included amounts due to the broker for unsettled trades of $0.

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

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the years ended December 31, 2016 and 2017, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the year, the Master Fund did not accrue any interest or penalties.

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

Galaxy Plus Fund – Quest FIT Master Fund (535) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2017. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

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

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2017.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – Quest FIT Master Fund (535) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2017. Presentation is gross – as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative contracts:
Futures contracts:
Agriculture	$1,865	$1,865	$—	$—
Currency	12,765	12,765	—	—
Energy	11,880	11,880	—	—
Index	21,773	21,773	—	—
Interest	46,478	46,478	—	—
Metals	8,450	8,450	—	—

Total investment assets at fair value	103,211	103,211	—	—

Liabilities:
Derivative contracts:
Futures contracts:
Agriculture	(1,150)	(1,150)	—	—
Currency	(12,654)	(12,654)	—	—
Index	(14,328)	(14,328)	—	—
Interest	(15,409)	(15,409)	—	—
Metals	(10,625)	(10,625)	—	—

Total investment liabilities at fair value	(54,166)	(54,166)	—	—

Total net investment at fair value	$49,045	$49,045	$—	$—

Galaxy Plus Fund – Quest FIT Master Fund (535) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 4.	Derivative Financial Instruments

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2017.

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

Galaxy Plus Fund – Quest FIT Master Fund (535) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures and forward contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments. Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. As of December 31, 2017, the Master Fund had open futures contracts with the following notional values by sector:

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Agriculture	4	$91,378	Agriculture	2	$(95,945)
Currency	5	686,072	Currency	26	(2,009,458)
Energy	4	241,680	Interest	203	(43,967,292)
Index	36	2,781,323	Metals	4	(349,295)
Metals	2	165,025

During the year ended December 31, 2017, the Master Fund participated in 3,146 futures contract transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading
Gain (Loss)*
Futures contracts:
Agriculture	$(4,339)
Currency	(673,839)
Energy	(443,836)
Index	1,204,095
Interest	(833,029)
Metals	(67,760)
Total futures	(818,708)

Trading costs	(37,467)

Total net trading gain (loss)	(856,175)

*	Includes both realized loss of ($770,737) and unrealized depreciation of ($85,438) and is located in net realized and unrealized gain (loss) on investments on the statement of operations. Amounts exclude foreign currency transactions and translation.

Galaxy Plus Fund – Quest FIT Master Fund (535) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 5.	Balance Sheet Offsetting

The Master Fund is required to disclose the impact of offsetting assets and liabilities presented in the statement of financial condition to enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities. These recognized assets and liabilities include financial instruments and derivative instruments that are either subject to an enforceable master netting arrangement or similar agreement or meet the following right of set-off criteria: each of the two parties owes the other determinable amounts, the Master Fund has the right to set-off the amounts owed with the amounts owed by the other party, the Master Fund intends to set off, and the Fund’s right of set-off is enforceable by law.

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

The following tables summarize the Master Fund’s netting arrangements:

			Net Amount of
	Gross Amounts	Offset in the	Assets (Liabilities)
	of Recognized	Statement of	in the Statement of
Description	Assets (Liabilities)	Financial Condition	Financial Condition

Futures	$103,211	$(54,166)	$49,045
Total	$103,211	$(54,166)	$49,045

			Net Amount
	Net amount in	Cash Collateral	which is not offset
	the Statement of	Received by	in the Statement of
	Financial Condition	Counterparty	Financial Condition

Counterparty A	$49,045	$759,653	$808,698
Total	$49,045	$759,653	$808,698

Galaxy Plus Fund – Quest FIT Master Fund (535) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 6.	Related Parties

Gemini Hedge Fund Services, LLC an affiliate of the Sponsor, provides administration services for the Master Fund.

Note 7.	Financial Highlights

Financial highlights of the Master Fund for the year ended December 31, 2017 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	(5.46)%

Ratio to average member’s equity (B):
Net investment income (C)	0.13%
Total expenses	0.00%

(A)	Total return is based on the change in average member’s equity during the period of a theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment income ratios are computed based upon weighted-average member’s equity as a whole for the year ended December 31, 2017.

(C)	The net investment income ratio excludes net realized and unrealized gains (losses) on investments.

Financial highlights are calculated for each member class taken as a whole. An individual member’s return and ratios may vary based on the timing of capital transactions. The negative total return would have been higher, the net investment income would have been lower and total expense ratios would have been higher if the management, incentive fees as well as sponsor fee, had been charged to the Master Fund.

Note 8.	Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 26, 2018, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – Quest FIT Master Fund (535) LLC
(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of and for the year ended December 31, 2017, is accurate and complete.

David Young, President
Gemini Alternative Funds, LLC — Sponsor

Galaxy Plus Fund – TT

Master Fund (531) LLC

(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to

Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2017

Independent Auditor’s Report

Board of Directors

Galaxy Plus Fund LLC

Report on the Financial Statements

We have audited the accompanying financial statements of Galaxy Plus Fund—TT Master Fund (531) LLC, which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2017, and the related statements of operations and changes in member’s equity for the period from May 10, 2017 (commencement of operations) to December 31, 2017, and the related notes to the financial statements.

Management’s Responsibility for the Financial Statements

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Plus Fund—TT Master Fund (531) LLC as of December 31, 2017, and the results of its operations for the period from May 10, 2017 (commencement of operations) to December 31, 2017, in accordance with accounting principles generally accepted in the United States of America.

/s/ RSM US LLP

Denver, Colorado

March 26, 2018

Galaxy Plus Fund - TT Master Fund (531) LLC
(A Delaware Limited Liability Company)

Statement of Financial Condition
December 31, 2017
(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$325,542
Restricted cash - margin balance	4,324,905
Investments in futures contracts at fair value (represents unrealized appreciation on open derivative contracts, net)	564,994
Receivable from Onshore Feeder Fund	35,314
Other assets	15,067

Total assets	$5,265,822

Liabilities and Member’s Equity

Total liabilities	$—

Member’s equity	5,265,822

Total liabilities and member’s equity	$5,265,822

See notes to financial statements.

Galaxy Plus Fund - TT Master Fund (531) LLC
(A Delaware Limited Liability Company)

Condensed Schedule of Investments
December 31, 2017
(Expressed in U.S. Dollars)

			Percent of
	Number of		Member’s
	Contracts/Units	Fair Value	Equity
Long positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	28	$18,873	0.36%
Currency	172	141,443	2.69
Energy	27	142,452	2.70
Index	910	75,068	1.43
Interest	45	7,553	0.14
Metals	52	103,366	1.96
Foreign:
Futures contracts:
Currency	151	43,069	0.82
Energy	63	237,465	4.50
Index	192	(4,261)	(0.08)
Interest	434	(259,186)	(4.92)
Metals	37	57,810	1.10

Total long positions		$563,652	10.70%

(Continued)

Galaxy Plus Fund - TT Master Fund (531) LLC
(A Delaware Limited Liability Company)

Condensed Schedule of Investments (Continued)
December 31, 2017
(Expressed in U.S. Dollars)

			Percent of
	Number of		Member’s
	Contracts/Units	Fair Value	Equity
Short positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	243	$48,363	0.92%
Currency	126	1,718	0.03
Energy	47	(23,789)	(0.45)
Index	218	(2,450)	(0.05)
Interest	312	97,603	1.86
Metals	10	(21,360)	(0.41)
Futures contracts:
Agriculture	56	21,956	0.42
Index	24	7,342	0.14
Interest	5	180	0.00
Metals	35	(128,221)	(2.43)

Total short positions		1,342	0.03

Investments in futures contracts, at fair value		$564,994	10.73%

See notes to financial statements.

Galaxy Plus Fund - TT Master Fund (531) LLC
(A Delaware Limited Liability Company)

Statement of Operations
For the period from May 10, 2017 (Commencement of Operations) to December 31, 2017
(Expressed in U.S. Dollars)

Investment Income:
Interest income	$16,873

Net investment income	16,873

Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized gain (loss) from:
Derivative contracts	270,622
Foreign currency transactions	(19,193)
251,429

Net increase in unrealized appreciation on:
Derivative contracts	564,994
Translation of assets and liabilities denominated in foreign currencies	2,743
567,737

Net realized and unrealized gain on investments and foreign currency transactions	819,166

Net increase in member’s equity resulting from operations	$836,039

See notes to financial statements.

Galaxy Plus Fund - TT Master Fund (531) LLC
(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity
For the period from May 10, 2017 (Commencement of Operations) to December 31, 2017
(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment income	$16,873
Net realized gain (loss) from derivative contracts and foreign currency transactions	251,429
Net increase in unrealized appreciation on derivative contracts and translation of assets and liabilities denominated in foreign currencies	567,737

Net increase in member’s equity resulting from operations	836,039

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	7,368,433
Proceeds from in-kind contribution	561,846
Payments for redemptions of capital	(3,500,496)

Net increase in member’s equity resulting from capital transactions	4,429,783

Total increase	5,265,822

Member’s equity, beginning of period	—

Member’s equity, end of period	$5,265,822

See notes to financial statements.

Galaxy Plus Fund – TT Master Fund (531) LLC

(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 1.	Organization and Structure

Galaxy Plus Fund – TT Master Fund (531) LLC (the “Master Fund”) was formed in Delaware as a limited liability company on May 31, 2016 and commenced operation on May 10, 2017. The Master Fund was created to serve as the trading entity managed by Transtrend B.V. (the “Trading Advisor”) pursuant to its Diversified Trend Program (the “Program”). The Program is a medium-term trading strategy designed to generate returns across global future markets through quantitative price analysis.

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

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or other Master Funds. Galaxy Plus Fund – TT Feeder Fund (531) (“LLC531”), a separated series of the Onshore Platform and Galaxy Plus Fund – TT Offshore Feeder Fund (531) Segregated Portfolio (“SPC531”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2017, SPC531 had not yet commenced operations.

LLC531 and SPC531 are collectively hereafter referred to as the “Feeder Funds”.

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

Galaxy Plus Fund – TT Master Fund (531) LLC

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $4,517,084 is held in USD and $133,363 in foreign currencies as of December 31, 2017, and are recorded in cash and restricted cash – margin balance on the statement of financial condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2017 included restricted cash for margin requirements of $4,324,905. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2017 included amounts due to the broker for unsettled trades of $0.

Offsetting of amounts related to certain contracts:  When the requirements are met, the Master Fund offsets certain fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement (See Note 5).

Galaxy Plus Fund – TT Master Fund (531) LLC

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

Forward currency contracts: Forward currency contracts, agreements to exchange one currency for another at a future date and at a specified price, are recorded on the trade date. The difference between the original contract amount and fair value of the open forward contract is reflected as unrealized appreciation/(depreciation) on open derivative contracts. Realized gain or loss is recognized when the open contract is closed on its settlement date. Fair value of forward contracts is priced daily at closing and based on broker quotes received from interbank foreign currency markets.

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

Allocation of income and gains and losses: Profits and losses for each monthly accounting period, or shorter period if there are mid-month subscriptions and/or redemptions, are allocated pro-rata to the Feeder Funds based on their respective ownership percentage on the first day of each period throughout the period.

Galaxy Plus Fund – TT Master Fund (531) LLC

(A Delaware Limited Liability Company)

Notes to the Financial Statements

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the period ended December 31, 2017, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the period, the Master Fund did not accrue any interest or penalties.

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

Subscriptions and redemptions: Subscriptions and redemptions can typically be made on a weekly basis as of the first day (Monday) of each week; (or, if such day is not a business day, the first business day thereafter) (each, a Subscription Date or a Redemption Date). The Master Fund may accept subscriptions or redemptions more frequently than the first day of each week, depending upon the size of the requested subscription or redemption amount, with the approval of the Sponsor. The Master Fund commenced operations on May 10, 2017. The first subscription into the Master Fund was made by LLC 531 and was done, in part, via a transfer of assets on that date. LLC531 contributed net $561,846 in fair value of futures purchased.

Galaxy Plus Fund – TT Master Fund (531) LLC

(A Delaware Limited Liability Company)

Notes to the Financial Statements

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

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2017. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

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

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the period ended December 31, 2017.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – TT Master Fund (531) LLC

(A Delaware Limited Liability Company)

Notes to the Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2017. Presentation is gross – as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative contracts:
Futures contracts:
Agriculture	$157,970	$157,970	$—	$—
Currency	292,918	292,918	—	—
Energy	420,953	420,953	—	—
Index	170,615	170,615	—	—
Interest	159,437	159,437	—	—
Metals	204,107	204,107	—	—

Total investment assets at fair value	1,406,000	1,406,000	—	—

Liabilities:
Derivative contracts:
Futures contracts:
Agriculture	(68,778)	(68,778)	—	—
Currency	(106,688)	(106,688)	—	—
Energy	(64,825)	(64,825)	—	—
Index	(94,916)	(94,916)	—	—
Interest	(313,287)	(313,287)	—	—
Metals	(192,512)	(192,512)	—	—

Total investment liabilities at fair value	(841,006)	(841,006)	—	—

Total net investment at fair value	$564,994	$564,994	$—	$—

Galaxy Plus Fund – TT Master Fund (531) LLC

(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 4.	Derivative Financial Instruments

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2017.

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

Galaxy Plus Fund – TT Master Fund (531) LLC

(A Delaware Limited Liability Company)

Notes to the Financial Statements

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures and forward contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments.  Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. As of December 31, 2017, the Master Fund had open futures contracts with the following notional values by sector:

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Agriculture	28	$961,248	Agriculture	299	$(6,561,105)
Currency	323	18,290,774	Currency	126	(10,244,900)
Energy	90	5,157,500	Energy	47	(1,411,180)
Index	1,102	18,000,344	Index	242	(1,906,017)
Interest	479	99,192,538	Interest	317	(95,126,240)
Metals	89	5,745,792	Metals	45	(3,715,477)

During the period ended December 31, 2017, the Master Fund participated in 28,539 futures contract transactions and 148 foreign currency forward contract transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading
Gain (Loss)*
Futures contracts:
Agriculture	$(476,657)
Currency	96,860
Energy	345,664
Index	1,404,391
Interest	(489,941)
Metals	(26,319)
Total futures	853,998

Forward currency contracts:	36,095

Trading costs	(54,477)

Total net trading gain (loss)	835,616

*	Includes both realized gain of $270,622 and unrealized appreciation of $564,994 and is located in net realized and unrealized gain (loss) on investments on the statement of operations. Amounts exclude foreign currency transactions and translation.

Galaxy Plus Fund – TT Master Fund (531) LLC

(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 5.	Balance Sheet Offsetting

The Master Fund is required to disclose the impact of offsetting assets and liabilities presented in the statement of financial condition to enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities. These recognized assets and liabilities include financial instruments and derivative instruments that are either subject to an enforceable master netting arrangement or similar agreement or meet the following right of set-off criteria: each of the two parties owes the other determinable amounts, the Master Fund has the right to set-off the amounts owed with the amounts owed by the other party, the Master Fund intends to set off, and the Fund’s right of set-off is enforceable by law.

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

The following tables summarize the Master Fund’s netting arrangements:

			Net Amount of
	Gross Amounts	Offset in the	Assets (Liabilities)
	of Recognized	Statement of	in the Statement of
Description	Assets (Liabilities)	Financial Condition	Financial Condition

Futures	$1,406,000	$(841,006)	$564,994
Total	$1,406,000	$(841,006)	$564,994

			Net Amount
	Net amount in	Cash Collateral	which is not offset
	the Statement of	Received by	in the Statement of
	Financial Condition	Counterparty	Financial Condition

Counterparty A	$564,994	$4,324,905	$4,889,899
Total	$564,994	$4,324,905	$4,889,899

Galaxy Plus Fund – TT Master Fund (531) LLC

(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 6.	Related Parties

Gemini Hedge Fund Services, LLC an affiliate of the Sponsor, provides administration services for the Master Fund.

Note 7.	Subscription in kind

The Master Fund commenced operations on May 10, 2017. The first subscription into the Master Fund was made by LLC531 and was done, in part, via a transfer of assets on that date. LLC531 contributed $561,846 in unrealized appreciation on open futures and foreign currency forward contracts.

Note 8. Financial Highlights

Financial highlights of the Master Fund for the period May 10, 2017 (commencement of operations) through December 31, 2017 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	14.51%

Ratio to average member’s equity (B):
Net investment income(C)	0.45%
Total expenses	0.00%

(A)	Total return is based on the change in average member’s equity during the period of a theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment income ratios are computed based upon weighted-average member’s equity as a whole for the period ended December 31, 2017.

(C)	The net investment income ratio excludes net realized and unrealized gains (losses) on investments.

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

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 26, 2018, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – TT Master Fund (531) LLC

(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of December 31, 2017 and for the period from May 10, 2017 (commencement of operations) to December 31, 2017, is accurate and complete.

David Young, President
Gemini Alternative Funds, LLC — Sponsor

Galaxy Plus Fund – Welton
GDP Master Fund (538) LLC
(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to
Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report
December 31, 2017

Independent Auditor’s Report

Board of Directors

Galaxy Plus Fund LLC

Report on the Financial Statements

We have audited the accompanying financial statements of Galaxy Plus Fund—Welton GDP Master Fund (538) LLC (the Fund), which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2017, and the related statements of operations and changes in member’s equity for the period from March 28, 2017 (commencement of operations) to December 31, 2017, and the related notes to the financial statements.

Management’s Responsibility for the Financial Statements

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Plus Fund—Welton GDP Master Fund (538) LLC as of December 31, 2017, and the results of its operations for the period from March 28, 2017 (commencement of operations) to December 31, 2017, in accordance with accounting principles generally accepted in the United States of America.

/s/ RSM US LLP

Denver, Colorado

March 26, 2018

Galaxy Plus Fund - Welton GDP Master Fund (538) LLC
(A Delaware Limited Liability Company)

Statement of Financial Condition
December 31, 2017
(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$14,693,808
Restricted cash - margin balance	8,160,980
Investments in futures contracts at fair value (represents unrealized appreciation on open derivative contracts, net)	483,457
Other assets	10,897

Total assets	$23,349,142

Liabilities and Member’s Equity

Total liabilities	$—

Member’s equity	23,349,142

Total liabilities member’s equity	$23,349,142

See notes to financial statements.

Galaxy Plus Fund - Welton GDP Master Fund (538) LLC
(A Delaware Limited Liability Company)

Condensed Schedule of Investments
December 31, 2017
(Expressed in U.S. Dollars)

			Percent of
	Number of		Member’s
	Contracts/Units	Fair Value	Equity
Long positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	329	$162,535	0.70%
Currency	160	207,888	0.89
Energy[1]	395	1,179,690	5.06
Index	149	24,522	0.11
Interest	136	(40,227)	(0.17)
Metals	66	190,213	0.81
Foreign:
Futures contracts:
Energy	39	113,530	0.49
Index	312	108,570	0.46
Interest	335	(339,662)	(1.45)
Metals	169	579,769	2.48

Total long positions		$2,186,828	9.38%

(Continued)

Galaxy Plus Fund - Welton GDP Master Fund (538) LLC
(A Delaware Limited Liability Company)

Condensed Schedule of Investments (Continued)
December 31, 2017
(Expressed in U.S. Dollars)

			Percent of
	Number of		Member’s
	Contracts/Units	Fair Value	Equity
Short positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	492	(76,516)	(0.33)
Currency	102	16,043	0.07
Energy	347	(738,022)	(3.16)
Index	96	(9,842)	(0.04)
Interest	81	10,041	0.04
Metals	34	(186,940)	(0.80)
Foreign:
Futures contracts:
Agriculture	13	990	0.00
Interest	140	(5,862)	(0.03)
Metals	120	(713,263)	(3.05)

Total short positions		(1,703,371)	(7.30)

Investments in future contracts, at fair value		$483,457	2.08%

[1]	Maturities range from February 2018 through August 2018; no individual contract or contract month is greater than 5% of member’s equity

See notes to financial statements.

Galaxy Plus Fund - Welton GDP Master Fund (538) LLC
(A Delaware Limited Liability Company)

Statement of Operations
For the period from March 28, 2017 (Commencement of Operations) to December 31, 2017
(Expressed in U.S. Dollars)

Investment Income:
Interest income	$14,186

Net investment income	14,186

Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized gain (loss) from:
Derivative contracts	893,051
Foreign currency transactions	(7,151)
885,900

Net increase (decrease) in unrealized appreciation on:
Derivative contracts	483,457
Translation of assets and liabilities denominated in foreign currencies	(901)
482,556

Net realized and unrealized gain on investments and foreign currency transactions	1,368,456

Net increase in member’s equity resulting from operations	$1,382,642

See notes to financial statements.

Galaxy Plus Fund - Welton GDP Master Fund (538) LLC
(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity
For the period from March 28, 2017 (Commencement of Operations) to December 31, 2017
(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment income	$14,186
Net realized gain (loss) from derivative contracts and foreign currency transactions	885,900
Net increase (decrease) in unrealized appreciation on derivative contracts and translation of assets and liabilities denominated in foreign currencies	482,556

Net increase in member’s equity resulting from operations	1,382,642

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	37,621,540
Payments for redemptions of capital	(15,655,040)

Net increase in member’s equity resulting from capital transactions	21,966,500

Total increase	23,349,142

Member’s equity, beginning of period	—

Member’s equity, end of period	$23,349,142

See notes to financial statements.

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 1.	Organization and Structure

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC (the “Master Fund”) was formed in Delaware as a limited liability company on January 27, 2017 and commenced operation on March 28, 2017. The Master Fund was created to serve as the trading entity managed by Welton Investment Partners, L.L.C. (the “Trading Advisor”) pursuant to its Global Directional Portfolio (the “Program”). The Program is designed to provide investors with non-correlated returns and long-term capital appreciation through the global futures and FX Markets.

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

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or other Master Funds. Galaxy Plus Fund – Welton GDP Feeder Fund (538W) (“LLC538W”), a separated series of the Onshore Platform and Galaxy Plus Fund – Welton GDP Offshore Feeder Fund (538W) Segregated Portfolio (“SPC538W”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2017, SPC538W had not yet commenced operations.

LLC538W and SPC538W are collectively hereafter referred to as the “Feeder Funds”.

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

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC
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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $22,957,044 is held in USD and a payable balance of ($102,256) in foreign currencies as of December 31, 2017, and are recorded in cash and restricted cash – margin balance on the statement of financial condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2017 included restricted cash for margin requirements of $8,160,980. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2017 included amounts due to the broker for unsettled trades of $0.

Offsetting of amounts related to certain contracts: When the requirements are met, the Master Fund offsets certain fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement (See Note 5).

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC
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

Allocation of income and gains and losses: Profits and losses for each monthly accounting period, or shorter period if there are mid-month subscriptions and/or redemptions, are allocated pro-rata to the Feeder Funds based on their respective ownership percentage on the first day of each period throughout the period.

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the period ended December 31, 2017, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the period, the Master Fund did not accrue any interest or penalties.

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC
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

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2017. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

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

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the period ended December 31, 2017.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2017. Presentation is gross – as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative contracts:
Futures contracts:
Agriculture	$413,757	$413,757	$—	$—
Currency	270,705	270,705	—	—
Energy	1,325,680	1,325,680	—	—
Index	320,086	320,086	—	—
Interest	61,129	61,129	—	—
Metals	779,597	779,597	—	—

Total investment assets at fair value	3,170,954	3,170,954	—	—

Liabilities:
Derivative contracts:
Futures contracts:
Agriculture	(326,750)	(326,750)	—	—
Currency	(46,774)	(46,774)	—	—
Energy	(770,482)	(770,482)	—	—
Index	(196,836)	(196,836)	—	—
Interest	(436,837)	(436,837)	—	—
Metals	(909,818)	(909,818)	—	—

Total investment liabilities at fair value	(2,687,497)	(2,687,497)	—	—

Total net investment at fair value	$483,457	$483,457	$—	$—

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 4.	Derivative Financial Instruments

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2017.

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

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures and forward contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments. Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. As of December 31, 2017, the Master Fund had open futures contracts with the following notional values by sector:

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Agriculture	329	$11,281,880	Agriculture	505	$(13,753,030)
Currency	160	17,027,096	Currency	102	(10,468,785)
Energy	434	27,750,622	Energy	347	(18,749,840)
Index	461	46,706,817	Index	96	(3,454,200)
Interest	471	175,633,858	Interest	221	(41,544,126)
Metals	235	20,502,580	Metals	154	(11,770,098)

During the period ended December 31, 2017, the Master Fund participated in 18,005 futures contract transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading
Gain (Loss)*
Futures contracts:
Agriculture	$(839,243)
Currency	(1,430,997)
Energy	503,096
Index	5,720,176
Interest	(1,661,552)
Metals	(504,210)
Total futures	1,787,270

Trading costs	(410,762)

Total net trading gain (loss)	1,376,508

*	Includes both realized loss of $893,051 and unrealized appreciation of $483,457 and is located in net realized and unrealized gain (loss) on investments on the statement of operations. Amounts exclude foreign currency transactions and translation.

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 5.	Balance Sheet Offsetting

The Master Fund is required to disclose the impact of offsetting assets and liabilities presented in the statement of financial condition to enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities. These recognized assets and liabilities include financial instruments and derivative instruments that are either subject to an enforceable master netting arrangement or similar agreement or meet the following right of set-off criteria: each of the two parties owes the other determinable amounts, the Master Fund has the right to set-off the amounts owed with the amounts owed by the other party, the Master Fund intends to set off, and the Fund’s right of set-off is enforceable by law.

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

The following tables summarize the Master Fund’s netting arrangements:

			Net Amount of
	Gross Amounts	Offset in the	Assets (Liabilities)
	of Recognized	Statement of	in the Statement of
Description	Assets (Liabilities)	Financial Condition	Financial Condition

Futures	$3,170,954	$(2,687,497)	$483,457
Total	$3,170,954	$(2,687,497)	$483,457

			Net Amount
	Net amount in	Cash Collateral	which is not offset
	the Statement of	Received by	in the Statement of
	Financial Condition	Counterparty	Financial Condition

Counterparty A	$483,457	$8,160,980	$8,644,437
Total	$483,457	$8,160,980	$8,644,437

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC
(A Delaware Limited Liability Company)

Notes to the Financial Statements

Note 6.	Related Parties

Gemini Hedge Fund Services, LLC an affiliate of the Sponsor, provides administration services for the Master Fund.

Note 7.	Financial Highlights

Financial highlights of the Master Fund for the period from March 28, 2017 (commencement of operations) through December 31, 2017 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	5.60%

Ratio to average member’s equity (B):
Net investment income(C)	0.08%
Total expenses	0.00%

(A)	Total return is based on the change in average member’s equity during the period of a theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment income ratios are computed based upon weighted-average member’s equity as a whole for the period ended December 31, 2017.

(C)	The net investment income ratio excludes net realized and unrealized gains (losses) on investments.

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

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 26, 2018, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC
(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of December 31, 2017 and for the period from March 28, 2017 (commencement of operations) to December 31, 2017, is accurate and complete.

David Young, President
Gemini Alternative Funds, LLC — Sponsor

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Funds
(Registrant)

Date:	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Balanced Fund,
a Series of Frontier Funds
(Registrant)

Date:	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Heritage Fund,
a Series of Frontier Funds
(Registrant)

Date:	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Winton Fund,
a Series of Frontier Funds
(Registrant)

Date:	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Select Fund,
a Series of Frontier Funds (Registrant)

Date:	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Long/Short Commodity Fund, a Series of Frontier Funds (Registrant)

Date:	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Diversified Fund,
a Series of Frontier Funds
(Registrant)

Date:	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Masters Fund,
a Series of Frontier Funds
(Registrant)

Date:	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds