Form 10-Q
period 2018-03-31
Frontier Funds; Frontier Balanced Fund; Frontier Diversified Fund; Frontier Heritage Fund; Frontier Long/Short Commodity Fund; Frontier Masters Fund; Frontier Select Fund; Frontier Winton Fund
filed 2018-05-15
CIK 1261379, 1389122, 1450720, 1389123, 1389128, 1450722, 1389125, 1389124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended March 31, 2018

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF MARCH 31, 2018, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

PART I. FINANCIAL INFORMATION

ITEM 1.	Series Financial Statements

The Series of Frontier Funds
Statements of Financial Condition
March 31, 2018 (unaudited) and December 31, 2017

	Frontier		Frontier		Frontier
	Diversified Fund		Masters Fund		Long/Short Commodity Fund
	31-03-18	31-12-17	31-03-18	31-12-17	31-03-18	31-12-17

ASSETS

Cash and cash equivalents	$814,242	$189,890	$1,174,917	$411,695	$537,675	$152,200
U.S. Treasury securities, at fair value	498,331	767,049	719,071	1,663,014	329,067	614,803
Incentive fees receivable	—	—	—	—	57,082	57,082
Swap contracts, at fair value	5,728,465	6,376,472	—	—	482,309	397,039
Investments in private investment companies, at fair value	12,752,564	14,501,510	6,757,265	8,407,168	2,469,005	3,018,571
Investments in unconsolidated trading companies, at fair value	1,501,319	2,225,210	529,514	1,501,142	62,698	121,510
Interest receivable	3,326	15,127	4,798	32,798	2,196	12,125
Other assets	—	—	32,555	2,973	22,031	5,122

Total Assets	$21,298,247	$24,075,258	$9,218,120	$12,018,790	$3,962,063	$4,378,452

LIABILITIES & CAPITAL

LIABILITIES
Owner redemptions payable	$13,445	$—	$28,106	$—	$1,922	$—
Incentive fees payable to Managing Owner	1,881	12,847	—	—	—	—
Management fees payable to Managing Owner	8,056	4,049	20,841	8,949	—	—
Interest payable to Managing Owner	—	—	—	—	135	103
Service fees payable to Managing Owner	2,972	3,614	2,955	3,570	96	172
Trading fees payable to Managing Owner	52,807	61,188	40,213	49,131	8,309	9,125
Advance on unrealized Swap Appreciation	2,500,000	2,500,000	—	—	115,000	115,000
Other liabilities	385	26,873	—	—	—	—

Total Liabilities	2,579,546	2,608,571	92,115	61,650	125,462	124,400

CAPITAL
Managing Owner - Class 2	3,089	3,361	75,155	87,344	11,651	11,999
Managing Owner - Class 2a	—	—	—	—	32,785	34,112
Managing Owner - Class 3	196,052	213,164	29,454	34,209	—	—
Managing Owner - Class 3a	—	—	—	—	1,691	1,759
Limited Owner - Class 1	1,919,307	2,332,222	2,422,157	2,913,542	—	—
Limited Owner - Class 1a	—	—	—	—	48,403	107,619
Limited Owner - Class 2	8,347,298	9,629,385	2,499,445	3,451,256	179,696	246,901
Limited Owner - Class 2a	—	—	—	—	309,182	408,532
Limited Owner - Class 3	8,252,955	9,288,555	4,099,794	5,470,789	2,344,659	2,472,994
Limited Owner - Class 3a	—	—	—	—	908,534	970,136

Total Owners’ Capital	18,718,701	21,466,687	9,126,005	11,957,140	3,836,601	4,254,052

Non-Controlling Interests	—	—	—	—	—	—

Total Capital	18,718,701	21,466,687	9,126,005	11,957,140	3,836,601	4,254,052

Total Liabilities and Capital	$21,298,247	$24,075,258	$9,218,120	$12,018,790	$3,962,063	$4,378,452

Units Outstanding
Class 1	18,016	20,035	24,640	25,393	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	622	1,323
Class 2	67,201	71,254	22,452	26,553	1,702	2,236
Class 2a	N/A	N/A	N/A	N/A	3,802	4,730
Class 3	73,093	75,601	38,553	44,254	19,876	20,354
Class 3a	N/A	N/A	N/A	N/A	9,659	9,918

Net Asset Value per Unit
Class 1	$106.53	$116.41	$98.30	$114.74	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	$77.86	$81.35
Class 2	$124.26	$135.19	$114.67	$133.27	$112.44	$115.81
Class 2a	N/A	N/A	N/A	N/A	$89.95	$93.59
Class 3	$115.59	$125.68	$107.10	$124.40	$117.97	$121.50
Class 3a	N/A	N/A	N/A	N/A	$94.24	$97.99

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Financial Condition
March 31, 2018 (unaudited) and December 31, 2017

	Frontier Balanced Fund		Frontier Select Fund
	31-03-18	31-12-17	31-03-18	31-12-17
ASSETS

Cash and cash equivalents	$2,359,539	$164,332	$348,711	$114,973
U.S. Treasury securities, at fair value	1,444,081	663,808	213,418	464,427
Receivable from futures commission merchants	2,896,451	7,458,096	—	—
Open trade equity, at fair value	288,817	178,552	—	—
Swap contracts, at fair value	10,340,801	11,340,959	—	—
Investments in private investment companies, at fair value	27,302,323	30,501,895	4,313,220	5,579,229
Investments in unconsolidated trading companies, at fair value	2,119,077	3,178,176	617,411	670,863
Interest receivable	9,637	13,092	1,424	9,160
Due from Managing Owner	183,947	184,106	—	—
Receivable from related parties	—	—	—	—
Other assets	—	—	3,472	—

Total Assets	$46,944,673	$53,683,016	$5,497,656	$6,838,652

LIABILITIES & CAPITAL

LIABILITIES
Owner redemptions payable	$9,698	$76,772	$—	$—
Incentive fees payable to Managing Owner	145,134	40,189	—	—
Management fees payable to Managing Owner	18,079	11,465	—	—
Interest payable to Managing Owner	5,960	2,528	243	1,358
Service fees payable to Managing Owner	75,541	88,149	11,782	14,743
Trading fees payable to Managing Owner	122,667	140,868	11,479	14,898
Risk analysis fees payable	9,394	8,886	—	—
Advance on unrealized Swap Appreciation	4,926,555	4,926,555	—	—
Other liabilities	105,532	155,425	—	5,725

Total Liabilities	5,418,560	5,450,837	23,504	36,724

CAPITAL
Managing Owner - Class 2	136,943	147,888	59,991	70,295
Managing Owner - Class 2a	313,422	338,655	—	—
Limited Owner - Class 1	33,417,322	38,744,003	4,741,199	5,912,980
Limited Owner - Class 1AP	556,803	601,247	21,163	23,354
Limited Owner - Class 2	5,786,198	6,829,139	651,799	795,299
Limited Owner - Class 2a	117,217	191,276	—	—
Limited Owner - Class 3a	1,198,208	1,379,971	—	—

Total Owners’ Capital	41,526,113	48,232,179	5,474,152	6,801,928

Non-Controlling Interests	—	—	—	—

Total Capital	41,526,113	48,232,179	5,474,152	6,801,928

Total Liabilities and Capital	$46,944,673	$53,683,016	$5,497,656	$6,838,652

Units Outstanding
Class 1	267,471	284,956	61,999	65,502
Class 1AP	3,996	3,993	248	233
Class 2	31,525	34,386	6,283	6,521
Class 2a	2,647	3,015	N/A	N/A
Class 3a	7,391	7,877	N/A	N/A

Net Asset Value per Unit
Class 1	$124.94	$135.96	$76.47	$90.27
Class 1AP	$139.33	$150.56	$85.36	$100.02
Class 2	$187.88	$202.90	$113.28	$132.73
Class 2a	$162.67	$175.77	N/A	N/A
Class 3a	$162.12	$175.18	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Financial Condition
March 31, 2018 (unaudited) and December 31, 2017

	Frontier Winton Fund		Frontier Heritage Fund
	31-03-18	31-12-17	31-03-18	31-12-17
ASSETS

Cash and cash equivalents	$5,489,764	$1,403,125	$651,692	$259,161
U.S. Treasury securities, at fair value	3,359,837	5,667,825	398,847	1,046,861
Receivable from futures commission merchants	—	—	—	—
Open trade equity, at fair value	—	—	—	—
Investments in private investment companies, at fair value	—	—	2,686,969	2,772,993
Investments in unconsolidated trading companies, at fair value	4,484,890	7,987,575	806,701	1,546,974
Swap contracts, at fair value	—	—	3,089,571	3,094,367
Interest receivable	22,422	111,781	2,662	20,647
Receivable from related parties	69,781	58,146	—	—
Other assets	74,529	—	—	—
		—		—
Total Assets	$13,501,223	$15,228,452	$7,636,442	$8,741,003

LIABILITIES & CAPITAL

LIABILITIES
Incentive fees payable to Managing Owner	$—	$—	$1,394	$—
Management fees payable to Managing Owner	87,508	53,039	25,192	13,471
Interest payable to Managing Owner	9,915	20,992	1,149	2,608
Service fees payable to Managing Owner	25,269	26,714	9,573	11,483
Trading fees payable to Managing Owner	26,536	43,573	13,995	15,703
Risk analysis fees payable	—	—	—	—
Advance on unrealized Swap Appreciation	—	—	1,900,000	1,900,000
Due to Managing Owner	152,535	152,219	—	—
Other liabilities	—	82,265	8,491	16,038

Total Liabilities	301,763	378,802	1,959,794	1,959,303

CAPITAL
Managing Owner - Class 2	139,618	153,552	55,291	63,646
Limited Owner - Class 1	11,785,547	13,102,614	4,433,799	5,435,871
Limited Owner - Class 1AP	34,603	37,761	5,284	6,083
Limited Owner - Class 2	1,239,692	1,555,723	605,526	697,026

Total Owners’ Capital	13,199,460	14,849,650	5,099,900	6,202,626

Non-Controlling Interests	—	—	576,748	579,074

Total Capital	13,199,460	14,849,650	5,676,648	6,781,700

Total Liabilities and Capital	$13,501,223	$15,228,452	$7,636,442	$8,741,003

Units Outstanding
Class 1	81,507	82,367	42,427	44,855
Class 1AP	214	214	45	45
Class 2	7,007	7,895	4,233	4,233

Net Asset Value per Unit
Class 1	$144.60	$159.08	$104.50	$121.19
Class 1AP	$161.60	$176.44	$116.64	$134.28
Class 2	$196.85	$216.50	$156.11	$179.70

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Condensed Schedule of Investments
March 31, 2018 (unaudited)

Frontier	Frontier	Frontier
Diversified Fund	Masters Fund	Long/Short Commodity Fund
Fair	% of Total Capital	Fair	% of Total Capital	Fair	% of Total Capital
Description	Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)
SWAPS (1)
Frontier XXXV Diversified select swap (U.S.)	$5,728,465	30.60%	$—	—	$—	—
Frontier XXXVII L/S select swap (U.S.)	—	—	—	—	482,309	12.57%
Total Swaps	$5,728,465	30.60%	$—	—	$482,309	12.57%

PRIVATE INVESTMENT COMPANIES (3)
Galaxy Plus Fund - Chesapeake Feeder Fund (518)	$—	0.00%	$—	0.00%	$—	0.00%
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	1,368,910	7.31%	1,704,338	18.68%	612,072	15.95%
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	1,284,191	6.86%	—	—	—	—
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	1,688,521	9.02%	—	—	—	—
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	1,571,434	8.39%	—	—	—	—
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	2,550,484	13.63%	—	—	—	—
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	360,720	1.93%	—	—	—	—
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	369,845	1.98%	—	—	—	—
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	3,430,085	18.32%	3,056,003	33.49%	1,098,642	28.64%
Galaxy Plus Fund - TT Feeder Fund (531) LLC	0.00%	1,996,924	21.88%	—	—
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	128,374	0.69%	—	—	758,291	19.76%
Total Private Investment Companies	$12,752,564	68.12%	$6,757,265	74.04%	$2,469,005	64.35%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (3)
Frontier Trading Company XXXVIII, LLC	$94,948	0.51%	$137,006	1.50%	$62,698	1.63%
Frontier Trading Company II, LLC	1,406,371	7.51%	392,508	4.30%	—	—
Total Investment in Unconsolidated Trading Companies	$1,501,319	8.02%	$529,514	5.80%	$62,698	1.63%

Fair Value	Fair Value	Fair Value
U.S. TREASURY SECURITIES (2)
FACE VALUE
$9,000,000	US Treasury Note 6.875% due 08/15/2025 (Cost $12,218,715)	$498,331	2.66%	$719,071	7.88%	$329,067	8.58%
$498,331	2.66%	$719,071	7.88%	$329,067	8.58%

Face Value	Face Value	Face Value
Additional Disclosure on U.S. Treasury Securities
US Treasury Note 6.875% due 08/15/2025 (2)	$389,137	$561,508	$256,962
$389,137	$561,508	$256,962

Cost	Cost	Cost
Additional Disclosure on U.S. Treasury Securities
US Treasury Note 6.875% due 08/15/2025 (2)	$505,641	$729,618	$333,894
$505,641	$729,618	$333,894

(1)	See Note 4 to the Financial Statements.
(2)	See Note 2 to the Financial Statements.
(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Condensed Schedule of Investments
March 31, 2018 (unaudited)

Frontier	Frontier
Balanced Fund	Select Fund
Fair	% of Total Capital	Fair	% of Total Capital
Description	Value	(Net Asset Value)	Value	(Net Asset Value)
LONG FUTURES CONTRACTS*
Various agriculture futures contracts (U.S.)	$20,140	0.05%	$—	0.00%
Various base metals futures contracts (U.S.)	(32,163)	-0.08%	—	0.00%
Various energy futures contracts (U.S.)	23,712	0.06%	—	0.00%
Various interest rates futures contracts (Europe)	138,389	0.33%	—	0.00%
Various interest rates futures contracts (Far East)	2,166	0.01%	—	0.00%
Various interest rates futures contracts (Oceanic)	(826)	0.00%	—	0.00%
Various soft futures contracts (U.S.)	15,664	0.04%	—	0.00%
Total Long Futures Contracts	$167,082	0.41%	$—	0.00%
SHORT FUTURES CONTRACTS*
Various agriculture futures contracts (U.S.)	$42,323	0.10%	$—	—
Various base metals futures contracts (U.S.)	12,831	0.03%	—	0.00%
Various energy futures contracts (U.S.)	(2,160)	-0.01%	—	0.00%
Various interest rates futures contracts (Canada)	(5,195)	-0.01%	—	0.00%
Various interest rates futures contracts (U.S.)	(3,219)	-0.01%	—	0.00%
Various precious metal futures contracts (U.S.)	15,060	0.04%	—	0.00%
Various soft futures contracts (Far East)	7,326	0.02%	—	0.00%
Various soft futures contracts (U.S.)	18,580	0.04%	—	0.00%
Various stock index futures contracts (Africa)	(834)	0.00%	—	0.00%
Various stock index futures contracts (Europe)	2,329	0.01%	—	0.00%
Total Short Futures Contracts	$87,041	0.20%	$—	0.00%
CURRENCY FORWARDS*
Various currency forwards contracts (NA)	$34,694	0.08%	$—	0.00%
Total Currency Forwards	$34,694	0.08%	$—	0.00%
Total Open Trade Equity (Deficit)	$288,817	0.70%	$—	0.00%
SWAP (1)
Frontier XXXIV Balanced select swap (U.S.)	$10,340,801	24.90%	$—	—
Total Swap	$10,340,801	24.90%	$—	—

PRIVATE INVESTMENT COMPANIES (3)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	$2,739,995	6.60%	$—	—
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	1,110,489	2.67%	—	—
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	2,312,512	5.57%	—	—
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	4,392,928	10.58%	—	—
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	3,669,689	8.84%	—	—
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	5,105,367	12.29%	—	—
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	256,963	0.62%	—	—
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	7,353,342	17.71%	2,442,699	44.62%
Galaxy Plus Fund - TT Feeder Fund (531) LLC	—	0.00%	1,870,521	34.17%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	361,038	0.87%	—	—
Total Private Investment Companies	$27,302,323	65.74%	$4,313,220	78.79%

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
Frontier Trading Company II, LLC	$1,843,934	4.44%	$—	—
Frontier Trading Company XXXVIII, LLC	275,143	0.66%	40,663	0.74%
Frontier Trading Company XXXIX, LLC	—	—	576,748	10.54%
Total Investment in Unconsolidated Trading Companies	$2,119,077	5.10%	$617,411	11.28%

Fair Value	Fair Value
U.S. TREASURY SECURITIES (2)
FACE VALUE
$9,000,000	US Treasury Note 6.875% due 08/15/2025 (Cost $12,218,715)	1,444,081	3.48%	213,418	3.90%
$1,444,081	3.48%	$213,418	3.90%

Face Value	Face Value
Additional Disclosure on U.S. Treasury Securities
US Treasury Note 6.875% due 08/15/2025 (2)	$1,127,655	$166,654
$1,127,655	$166,654

Cost	Cost
Additional Disclosure on U.S. Treasury Securities
US Treasury Note 6.875% due 08/15/2025 (2)	$1,465,264	$216,548
$1,465,264	$216,548

*	Except for those items disclosed, no individual futures, or forwards position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Note 4 to the Financial Statements.
(2)	See Note 2 to the Financial Statements.
(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Condensed Schedule of Investments
March 31, 2018 (unaudited)

Frontier	Frontier
Winton Fund	Heritage Fund
Fair	% of Total Capital	Fair	% of Total Capital
Description	Value	(Net Asset Value)	Value	(Net Asset Value)
SWAP (1)
Frontier Brevan Howard swap (U.S.)	$—	—	$3,089,571	54.43%
Total Swap	$—	—	$3,089,571	54.43%

PRIVATE INVESTMENT COMPANIES (3)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	$—	—	$2,686,969	47.33%
Total Private Investment Companies	$—	—	$2,686,969	47.33%

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
Frontier Trading Company II, LLC	$3,844,735	29.13%	$730,708	12.87%
Frontier Trading Company XXXVIII, LLC	640,155	4.85%	75,993	1.34%
Total Investment in Unconsolidated Trading Companies	$4,484,890	33.98%	$806,701	14.21%

Fair Value	Fair Value
U.S. TREASURY SECURITIES (2)
FACE VALUE
$9,000,000	US Treasury Note 6.875% due 08/15/2025 (Cost $12,218,715)	$3,359,837	25.45%	$398,847	7.03%
$3,359,837	25.45%	$398,847	7.03%

Face Value	Face Value
Additional Disclosure on U.S. Treasury Securities
US Treasury Note 6.875% due 08/15/2025 (2)	$2,623,631	$311,452
$2,623,631	$311,452

Cost	Cost
Additional Disclosure on U.S. Treasury Securities
US Treasury Note 6.875% due 08/15/2025 (2)	$3,409,120	$404,698
$3,409,120	$404,698

*	Except for those items disclosed, no individual futures, or forwards contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Note 4 to the Financial Statements.
(2)	See Note 2 to the Financial Statements.
(3)	See Note 5 to the Financial Statements.

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

The Series of Frontier Funds
Statements of Operations
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund

	31-03-18	31-03-17	31-03-18	31-03-17	31-03-18	31-03-17

Investment income:
Interest - net	$7,617	$73,263	$8,419	$40,095	$4,035	$—

Total Income	7,617	73,263	8,419	40,095	4,035	—

Expenses:
Incentive Fees (rebate)	1,881	(63,508)	—		—	—
Management Fees	11,563	27,958	32,349	85,229	—	—
Service Fees - Class 1	16,115	44,833	14,969	28,774	657	7,461
Trading Fees	165,150	466,674	134,048	190,175	24,693	76,785

Total Expenses	194,709	475,957	181,366	304,178	25,350	84,246

Investment (loss) - net	(187,092)	(402,694)	(172,947)	(264,083)	(21,315)	(84,246)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	(1,946,997)	1,800,760	(1,342,127)	302,978	(84,865)	211,534
Net realized gain/(loss) on private investment companies	159,265	479,093	158,432	130,706	(81,438)	161,511
Net change in open trade equity/(deficit)	—	—	—	—	—	—
Net unrealized gain/(loss) on swap contracts	451,993	(297,851)	—	—	85,270	61,988
Net realized gain/(loss) on U.S. Treasury securities	(23,575)	(175,480)	(29,226)	(109,189)	(24,986)	—
Net unrealized gain/(loss) on U.S. Treasury securities	(5,937)	211,292	(16,571)	126,735	2,568	—
Trading commissions	—	—	—	—	—	—
Change in fair value of investments in unconsolidated trading companies	(149,643)	(10,291)	(233,355)	(62,391)	58	—

Net gain/(loss) on investments	(1,514,894)	2,007,523	(1,462,847)	388,839	(103,393)	435,033

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(1,701,986)	1,604,829	(1,635,794)	124,756	(124,708)	350,787

Less: Operations attributable to non-controlling interests	—		—	—	—	—

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	(1,701,986)	$1,604,829	$(1,635,794)	$124,756	(124,708)	$350,787

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(9.88)	$2.88	$(16.44)	$0.30	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	$(3.49)	$2.22
Class 2	$(10.93)	$3.80	$(18.60)	$0.87	$(3.37)	$3.61
Class 2a	N/A	N/A	N/A	N/A	$(3.64)	$3.81
Class 3	$(10.09)	$3.61	$(17.29)	$0.89	$(3.53)	$4.07
Class 3a	N/A	N/A	N/A	N/A	$(3.75)	$4.48

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds
Statements of Operations
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)

	Frontier Balanced Fund		Frontier Select Fund

	31-03-18	31-03-17	31-03-18	31-03-17

Investment income:
Interest - net	$16,516	$1,161	$—	$—

Total Income/(loss)	16,516	1,161	—	—

Expenses:
Incentive Fees (rebate)	145,134	—	—	—
Management Fees	20,336	38,479	—	56,175
Risk analysis Fees	1,837	4,424	—	6,829
Service Fees - Class 1	262,981	398,860	39,689	69,331
Trading Fees	384,176	539,715	37,594	49,044

Total Expenses	814,464	981,478	77,283	181,379

Investment (loss) - net	(797,948)	(980,317)	(77,283)	(181,379)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(25,675)	(376,111)	—	172,961
Net unrealized gain/(loss) on private investment companies	(4,007,917)	2,665,330	(1,018,761)	—
Net realized gain/(loss) on private investment companies	297,238	1,120,852	138,136	—
Net change in open trade equity/(deficit)	110,265	(69,103)	—	(271,738)
Net unrealized gain/(loss) on swap contracts	999,842	(449,564)	—	—
Net realized gain/(loss) on U.S. Treasury securities	(23,857)	(147,316)	(7,655)	(64,076)
Net unrealized gain/(loss) on U.S. Treasury securities	(9,963)	191,825	(12,143)	77,777
Trading commissions	(7,625)	(23,765)	—	(33,530)
Change in fair value of investments in unconsolidated trading companies	(239,565)	14,644	5,578	(247,759)

Net gain/(loss) on investments	(2,907,257)	2,926,792	(894,845)	(366,365)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(3,705,205)	1,946,475	(972,128)	(547,744)

Less: Operations attributable to non-controlling interests	—		—	(54,310)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	(3,705,205)	$1,946,475	(972,128)	$(493,434)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(11.03)	$3.01	$(13.80)	$(4.18)
Class 1AP	$(11.24)	$4.32	$(14.66)	$(3.89)
Class 2	$(15.02)	$5.82	$(19.45)	$(5.05)
Class 2a	$(13.10)	$5.12	N/A	N/A
Class 3a	$(13.06)	$5.10	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds
Statements of Operations
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)

	Frontier Winton Fund		Frontier Heritage Fund

	31-03-18	31-03-17	31-03-18	31-03-17

Investment income:
Interest - net	$—		$—

Total Income	—	—	—	—

Expenses:
Incentive Fees (rebate)	—	(49,790)	1,394	(4,603)
Management Fees	130,660	261,955	35,981	58,992
Risk analysis Fees	—	35,428	—	—
Service Fees - Class 1	94,260	142,629	37,108	52,095
Trading Fees	82,575	149,338	42,292	59,674

Total Expenses	307,495	539,560	116,775	166,158

Investment (loss) - net	(307,495)	(539,560)	(116,775)	(166,158)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	—	2,307,335	—
Net change in open trade equity/(deficit)	—	(1,397,146)	—
Net unrealized gain/(loss) on private investment companies	—	—	(542,177)
Net realized gain/(loss) on private investment companies	—	—	1,707
Net unrealized gain/(loss) on swap contracts	—	—	(4,796)	(411,272)
Net realized gain/(loss) on U.S. Treasury securities	(155,025)	(359,934)	(24,499)	(78,653)
Net unrealized gain/(loss) on U.S. Treasury securities	27,490	434,549	945	94,476
Trading commissions	—	(16,737)	—	—
Change in fair value of investments in unconsolidated trading companies	(899,018)	(281,256)	(123,502)	22,047

Net gain/(loss) on investments	(1,026,553)	686,811	(692,322)	(373,402)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(1,334,048)	147,251	(809,097)	(539,560)

Less: Operations attributable to non-controlling interests	—	395,538	(2,326)	(199,400)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	(1,334,048)	$(248,287)	(806,771)	$(340,160)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(14.48)	$(1.58)	$(16.69)	$(4.36)
Class 1AP	$(14.83)	$(0.91)	$(17.64)	$(2.96)
Class 2	$(19.65)	$(0.68)	$(23.59)	$(5.08)

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Changes in Owners’ Capital
For the Three Months Ended March 31, 2018 (Unaudited)

	Frontier Diversified Fund								Frontier Masters Fund
	Class 1	Class 1	Class 2	Class 2	Class 3	Class 3			Class 1	Class 2	Class 2	Class 3	Class 3

	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total
Owners’ Capital, December 31, 2017	—	2,332,222	3,361	9,629,385	213,164	9,288,555	—	21,466,687	2,913,542	87,344	3,451,256	34,209	5,470,789	—	11,957,140

Sale of Units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Redemption of Units	—	(213,456)	—	(529,912)	—	(302,632)	—	(1,046,000)	(87,730)	—	(461,827)	—	(645,784)	—	(1,195,341)
Transfer of Units In(Out)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	—	(199,459)	(272)	(752,175)	(17,112)	(732,968)	—	(1,701,986)	(403,655)	(12,189)	(489,984)	(4,755)	(725,211)	—	(1,635,794)

Owners’ Capital, March 31, 2018	$—	$1,919,307	$3,089	$8,347,298	$196,052	$8,252,955	$—	$18,718,701	$2,422,157	$75,155	$2,499,445	$29,454	$4,099,794	$—	$9,126,005

Owners’ Capital - Units, December 31, 2017	—	20,035	25	71,229	1,696	73,905			25,393	655	25,898	275	43,979

Sale of Units (including transfers)	—	—	—	—	—	—			—	—	—	—	—
Redemption of Units (including transfers)	—	(2,019)	—	(4,053)	—	(2,508)			(753)	—	(4,100)	—	(5,700)

Owners’ Capital - Units, March 31, 2018	—	18,016	25	67,176	1,696	71,397			24,639	655	21,798	275	38,279

				(1)		(1)					(1)		(1)
Net asset value per unit at December 31, 2017		116.41		135.19		125.68			$114.74		$133.27		$124.40

Change in net asset value per unit for the Three months ended March 31, 2018		(9.88)		(10.93)		(10.09)			(16.44)		(18.60)		(17.29)

Net asset value per unit at March 31, 2018		$106.53		$124.26		$115.59			$98.30		$114.67		$107.10

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Changes in Owners’ Capital
For the Three Months Ended March 31, 2018 (Unaudited)

	Frontier Long/Short Commodity Fund
	Class 2		Class 3	Class 1a	Class 2a		Class 3a

	Managing Owner	Limited Owners	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total

Owners’ Capital, December 31, 2017	11,999	246,901	2,472,994	107,619	34,112	408,532	1,759	970,136	—	4,254,052

Redemption of Units	—	(63,154)	(58,209)	(60,185)	—	(85,871)	—	(25,324)	—	(292,743)
Transfer of Units In(Out)	—	—	—	—	—	—	—	—	—	—
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(348)	(4,051)	(70,126)	969	(1,327)	(13,479)	(68)	(36,278)	—	(124,708)

Owners’ Capital, March 31, 2018	$11,651	$179,696	$2,344,659	$48,403	$32,785	$309,182	$1,691	$908,534	$—	$3,836,601

Owners’ Capital - Units, December 31, 2017	104	2,131	20,355	1,323	364	4,366	18	9,900

Sale of Units (including transfers)	—	—	—	—	—	—	—	—
Redemption of Units (including transfers)	—	(534)	(479)	(702)	—	(928)	—	(260)

Owners’ Capital - Units, March 31, 2018	104	1,597	19,876	621	364	3,438	18	9,640

		(1)				(1)		(1)
Net asset value per unit at December 31, 2017		115.81	121.50	81.35		93.59		97.99

Change in net asset value per unit for the Three months ended March 31, 2018		(3.37)	(3.53)	(3.49)		(3.64)		(3.75)

Net asset value per unit at March 31, 2018		$112.44	$117.97	$77.86		$89.95		$94.24

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Changes in Owners’ Capital
For the Three Months Ended March 31, 2018 (Unaudited)

	Frontier Balanced Fund
	Class 1	Class 1AP	Class 2		Class 2a		Class 3a

	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Non- Controlling Interests	Total

Owners’ Capital, December 31, 2017	38,744,003	601,247	147,888	6,829,139	338,655	191,276	1,379,971	—	48,232,179

Sale of Units (including transfers)	—	—		—	—	—	—	—	—
Redemption of Units (including transfers)	(2,307,060)	433	—	(541,233)	—	(65,879)	(87,122)	—	(3,000,861)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(3,019,621)	(44,877)	(10,945)	(501,708)	(25,233)	(8,180)	(94,641)	—	(3,705,205)

Owners’ Capital, March 31, 2018	$33,417,322	$556,803	$136,943	$5,786,198	$313,422	$117,217	$1,198,208	$—	$41,526,113

Owners’ Capital - Units, December 31, 2017	284,956	3,993	729	33,657	1,926	1,089	7,877

Sale of Units (including transfers)	—	—	—	—	—	—	—
Redemption of Units (including transfers)	(17,485)	3	—	(2,861)	—	(368)	(486)

Owners’ Capital - Units, March 31, 2018	267,471	3,996	729	30,796	1,926	721	7,391

				(1)		(1)
Net asset value per unit at December 31, 2017	135.96	150.56		202.90		175.77	175.18

Change in net asset value per unit for the Three months ended March 31, 2018	(11.03)	(11.24)		(15.02)		(13.10)	(13.06)

Net asset value per unit at March 31, 2018	$124.94	$139.33		$187.88		$162.67	$162.12

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Changes in Owners’ Capital
For the Three Months Ended March 31, 2018 (Unaudited)

	Frontier Select Fund						Frontier Winton Fund						Frontier Heritage Fund
	Class 1	Class 1AP	Class 2				Class 1	Class 1AP	Class 2				Class 1	Class 1AP	Class 2

	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total

Owners’ Capital, December 31, 2017	5,912,980	23,354	70,295	795,299	—	6,801,928	13,102,614	37,761	153,552	1,555,723	—	14,849,650	$5,435,871	$6,083	$63,646	$697,026	$579,074	$6,781,700

Sale of Units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Redemption of Units	(324,691)	—	—	(30,957)	—	(355,648)	(163,674)	(61)	—	(152,407)	—	(316,142)	(295,955)	—	—	—	—	(295,955)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,326)	(2,326)
Transfer of Units In(Out)	(1,232)	1,232	—	—	—	—	—	—	—	—		—
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(845,858)	(3,423)	(10,304)	(112,543)	—	(972,128)	(1,153,393)	(3,097)	(13,934)	(163,624)	—	(1,334,048)	(706,117)	(799)	(8,355)	(91,500)	—	(806,771)

Owners’ Capital, March 31, 2018	$4,741,199	$21,163	$59,991	$651,799	$—	$5,474,152	$11,785,547	$34,603	139,618	$1,239,692	$—	$13,199,460	$4,433,799	$5,284	$55,291	$605,526	$576,748	$5,676,648

Owners’ Capital - Units, December 31, 2017	65,502	234	530	5,992			82,367	214	709	7,186			44,855	45	377	3,856

Sale of Units (including transfers)	—	14	—	—			—	—	—	—			—	—	—	—
Redemption of Units (including transfers)	(3,503)	—	—	(239)			(860)	—	—	(888)			(2,428)	—	—	—

Owners’ Capital - Units, March 31, 2018	61,999	248	530	5,753			81,507	214	709	6,298			42,427	45	377	3,856

				(1)						(1)						(1)
Net asset value per unit at December 31, 2017	90.27	100.02		132.73			159.08	176.44		216.50			$121.19	$134.28		$179.70

Change in net asset value per unit for the Three months ended March 31, 2018	(13.80)	(14.66)		(19.45)			(14.48)	(14.83)		(19.65)			(16.69)	(17.64)		(23.59)

Net asset value per unit at March 31, 2018	$76.47	$85.36		$113.28			$144.60	$161.60		$196.85			$104.50	$116.64		$156.11

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Cash Flows
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	31-03-18	31-03-17	31-03-18	31-03-17	31-03-18	31-03-17

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(1,701,986)	$1,604,829	$(1,635,794)	$124,756	$(124,708)	$350,787
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in ownership allocation of U.S. Treasury securities	54,273	(1,453,071)	834,551	(721,980)	(168,492)	(3,640)
Net unrealized (gain)/loss on swap contracts	(451,993)	297,851	—	—	(85,270)	(61,988)
Net unrealized (gain)/loss on U.S. Treasury securities	5,937	(211,292)	16,571	(126,735)	(2,568)	49,442
Net realized (gain)/loss on U.S. Treasury securities	23,575	175,480	29,226	109,189	24,986	(38,832)
Net unrealized (gain)/loss on private investment companies	1,946,997	(1,800,760)	1,342,127	(302,978)	84,865	(211,534)
Net realized (gain)/loss on private investment companies	(159,265)	(479,093)	(158,432)	(130,706)	81,438	(161,511)
(Purchases) sales of:
Sales of U.S. Treasury securities	794,756	1,892,340	985,558	1,177,476	844,232	—
Purchase of U.S. Treasury securities	(617,497)	—	(930,341)	—	(416,842)	—
U.S. Treasury interest and premium paid/amortized	7,674	50,995	8,378	30,204	4,420	(6,970)
Purchase of Private Investment Companies	(2,267,929)	(5,000,000)	(2,355,780)	—	(612,567)	—
Reduction of collateral in Swap contracts	1,100,000	—	—	—	—	—
Sale of Private Investment Companies	2,229,143	8,464,767	2,821,988	626,003	995,830	1,166,513
Increase and/or decrease in:
Investments in unconsolidated trading companies, at fair value	723,891	192,735	971,628	1,003,323	58,812	—
Interest receivable	11,801	79,006	28,000	55,210	9,929	—
Receivable from related parties	—	(180,648)	—	(108,035)	—	87,670
Other assets	—	(44,935)	(29,580)	(21,739)	(16,909)	(5,969)
Incentive fees payable to Managing Owner	(10,966)	—	—	—	—	—
Management fees payable to Managing Owner	4,007	(23,496)	11,892	(50,174)	—	—
Interest payable to Managing Owner	—	—	—	—	32	—
Trading fees payable to Managing Owner	(8,381)	175,667	(8,918)	74,231	(816)	31,681
Service fees payable to Managing Owner	(641)	19,581	(616)	237	(76)	(1,186)
Payables to related parties	—	—	—	—	—	738,945
Other liabilities	(26,489)	33,054	—	23,407	—	(6,872)

Net cash provided by (used in) operating activities	1,656,907	3,793,010	1,930,458	1,761,689	676,296	1,926,536

Cash Flows from Financing Activities:
Proceeds from sale of units	—	1,536,758	—	431,879	—	704,623
Payment for redemption of units	(1,046,000)	(3,849,141)	(1,195,341)	(1,282,147)	(292,743)	(2,625,421)
Owner redemptions payable	13,445	(61,482)	28,105	(131,841)	1,922	(5,738)

Net cash provided by (used in) financing activities	(1,032,555)	(2,373,865)	(1,167,236)	(982,109)	(290,821)	(1,926,536)

Net increase (decrease) in cash and cash equivalents	624,352	1,419,145	763,222	779,580	385,475	—

Cash and cash equivalents, beginning of period	189,890	674,227	411,695	546,509	152,200	—
Cash and cash equivalents, end of period	$814,242	$2,093,372	$1,174,917	$1,326,089	$537,675	$—

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Cash Flows
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)

	Frontier Balanced Fund		Frontier Select Fund
	31-03-18	31-03-17	31-03-18	31-03-17

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(3,705,205)	$1,946,475	$(972,128)	$(547,744)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:

Change in:
Net change in open trade equity, at fair value	(110,265)	69,103	—	271,738
Net change in ownership allocation of U.S. Treasury securities	(680,881)	3,146,236	378,992	(34,784)
Net unrealized (gain)/loss on swap contracts	(999,842)	449,564	—	—
Net unrealized (gain)/loss on U.S. Treasury securities	9,963	(191,825)	12,143	(77,777)
Net realized (gain)/loss on U.S. Treasury securities	23,857	147,316	7,655	64,076
Net unrealized (gain)/loss on private investment companies	4,007,917	(2,665,330)	1,018,761	—
Net realized (gain)/loss on private investment companies	(297,238)	(1,120,852)	(138,136)	—
(Purchases) sales of:
Sales of U.S. Treasury securities	804,315	1,588,622	258,615	690,980
Purchases of U.S. Treasury securities	(951,075)	—	(409,224)	—
U.S. Treasury interest and premium paid/amortized	13,548	60,405	2,829	17,936
Purchase of Private Investment Companies	(4,583,751)	(7,500,000)	(1,982,381)	—
Sale of Private Investment Companies	4,072,643	9,751,257	2,367,765	—
Reduction of collateral in Swap contracts	2,000,000
Increase and/or decrease in:
Receivable from futures commission merchants	4,561,645	(1,432,803)	—	1,342,785
Change in control of ownership - trading companies	—	—	—	(729,500)
Investments in unconsolidated trading companies, at fair value	1,059,099	1,234,971	53,452	434,392
Interest receivable	3,454	131,800	7,735	39,325
Receivable from related parties	—	5,968	—	(49,556)
Other assets	—	(361)	(3,472)	(144)
Incentive fees payable to Managing Owner	104,945	—	—	—
Management fees payable to Managing Owner	6,614	(14,311)	—	46,800
Interest payable to Managing Owner	3,432	12,663	(1,115)	6,400
Trading fees payable to Managing Owner	(18,201)	147,164	(3,419)	14,793
Service fees payable to Managing Owner	(12,608)	(43,815)	(2,961)	(6,618)
Risk analysis fees payable	508	3,269	—	4,526
Due from Managing Owner	159	—	—	—
Other liabilities	(49,891)	28,163	(5,725)	4,464

Net cash provided by (used in) operating activities	5,263,142	5,753,679	589,386	1,492,092

Cash Flows from Financing Activities:
Proceeds from sale of units	—	162,847	—	99,812
Payment for redemption of units	(3,000,861)	(4,548,234)	(355,648)	(1,112,739)
Pending owner additions	—	—	—	—
Owner redemptions payable	(67,074)	(721,071)	—	(134,579)

Net cash provided by (used in) financing activities	(3,067,935)	(5,106,458)	(355,648)	(1,147,506)

Net increase (decrease) in cash and cash equivalents	2,195,207	647,221	233,738	344,586

Cash and cash equivalents, beginning of period	164,332	1,083,579	114,973	432,021
Cash and cash equivalents, end of period	$2,359,539	$1,730,800	$348,711	$776,607

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Cash Flows
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)

	Frontier Winton Fund		Frontier Heritage Fund
	31-03-18	31-03-17	31-03-18	31-03-17

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(1,334,048)	$147,251	$(809,097)	$(539,560)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	—	1,397,146	—	—
Net change in ownership allocation of U.S. Treasury securities	(664,565)	(1,015,270)	246,124	82,507
Net unrealized (gain)/loss on swap contracts	—	—	4,796	411,272
Net unrealized (gain) loss on U.S. Treasury securities, at fair value	(27,490)	(434,549)	(945)	(94,476)
Net realized (gain) loss on U.S. Treasury securities, at fair value	155,025	359,934	24,499	78,653
Net unrealized (gain)/loss on private investment companies	—	—	542,177	—
Net realized (gain)/loss on private investment companies	—	—	(1,707)	—
(Purchases) sale of:
Sales of U.S. Treasury Securities	5,234,675	3,881,462	827,151	848,182
Purchases of U.S. Treasury Securities	(2,418,631)	—	(453,470)	—
U.S. Treasury interest and premium paid/amortized	28,974	96,568	4,655	22,163
Purchase of Private Investment Companies	—	—	(477,416)	—
Sale of Private Investment Companies	—	—	22,971	—
Increase and/or decrease in:
Receivable from futures commission merchants	—	(1,959,638)	—	—
Change in control of ownership of trading companies	—	(156,729)	—	—
Investments in unconsolidated trading companies, at fair value	3,502,685	1,104,448	740,272	333,090
Interest receivable	89,359	209,120	17,984	50,560
Receivable from related parties	(11,319)	(307,366)	—	(56,354)
Other assets	(74,529)	—	(1)	(178)
Incentive fees payable to Managing Owner	—	—	1,394	—
Management fees payable to Managing Owner	34,469	(6,149)	11,721	(56,501)
Interest payable to Managing Owner	(11,077)	21,509	(1,459)	4,397
Trading fees payable to Managing Owner	(17,037)	44,630	(1,708)	18,930
Service fees payable to Managing Owner	(1,445)	(21,992)	(1,910)	(12,523)
Risk analysis fees payable	—	23,213	—	—
Payables to related parties	—	—	—	—
Other liabilities	(82,265)	20,492	(7,542)	5,629

Net cash provided by (used in) operating activities	4,402,781	3,404,080	688,489	1,095,791

Cash Flows from Financing Activities:
Proceeds from sale of units	—	297,931	—	34,437
Payment for redemption of units	(316,142)	(974,009)	(295,955)	(559,335)
Pending owner additions	—	—	—	—
Owner redemptions payable	—	4,346	(3)	—

Net cash provided by (used in) financing activities	(316,142)	(671,732)	(295,958)	(524,898)

Net increase (decrease) in cash and cash equivalents	4,086,639	2,732,348	392,531	570,893

Cash and cash equivalents, beginning of period	1,403,125	1,628,208	259,161	382,499
Cash and cash equivalents, end of period	$5,489,764	$4,360,556	$651,692	$953,392

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds
Notes to Financial Statements (Unaudited)

1.	Organization and Purpose

Frontier Funds (formerly Equinox Frontier Funds), which is referred to in this report as “the Trust”, was formed on August 8, 2003, as a Delaware statutory trust. The Trust is a multi-advisor commodity pool, as described in Commodity Futures Trading Commission (the “CFTC”) Regulation § 4.10(d)(2). The Trust has authority to issue separate series, or each, a Series, of units of beneficial interest (the “Units”) pursuant to the requirements of the Delaware Statutory Trust Act, as amended (the “Trust Act”). The assets of each Series are valued and accounted for separately from the assets of other Series. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Trust is managed by Frontier Fund Management LLC (the “Managing Owner”). The Managing Owner was incorporated in Delaware in November, 2016. The Managing Owner has delegated its commodity pool operator (“CPO”) responsibilities to Wakefield Advisors LLC pursuant to the Commodity Pool Operator Delegation Agreement between the Managing Owner and Wakefield Advisors LLC, which has been registered with the CFTC as a commodity pool operator since January 7, 2013, and has been a member of the NFA since that date. Under the Commodity Pool Operator Delegation Agreement, Wakefield does not receive any fees or remuneration from the Managing Owner in connection with the performance of its obligations thereunder. The Commodity Pool Operator Delegation Agreement is effective until terminated by either the Managing Owner or Wakefield, or until Wakefield is no longer registered as a CPO (unless excluded or exempt from CPO registration under the Commodity Exchange Act, as amended (the “Commodity Exchange Act”)). The Managing Owner remains jointly and severally liable with Wakefield Advisors LLC for violations of the Commodity Exchange Act and CPO Regulations. However, Wakefield Advisors LLC will indemnify the Managing Owner from and against any and all loss, liability, damage, penalty, fine, cost, and expense (including attorneys’, accountants’, experts’, and other professionals’ fees and expenses incurred in investigation or defense of any and all demands, claims, actions, suits, or arbitrations) actually and reasonably incurred by the Managing Owner, based upon, arising out of or from, or in any way in connection with, any act, activity, conduct, performance, omission, or non-performance by the Wakefield Advisors LLC of any of its functions as CPO or which violates the Commodity Exchange Act or CPO Regulations in connection with its functions as CPO.

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

As of March 31, 2018, the total Units outstanding were 158,310 for the Frontier Diversified Fund, 35,658 for the Frontier Long/Short Commodity Fund, 85,647 for the Frontier Masters Fund, 312,030 for the Frontier Balanced Fund, 68,531 for the Frontier Select Fund, 88,728 for the Frontier Winton Fund and 46,705, for the Frontier Heritage Fund.

As of March 31, 2018, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund, Frontier Winton Fund, and Frontier Heritage separates Units into a maximum of three separate Classes—Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Balanced Fund separates Units into a maximum of five separate Classes— Class 1, Class 1AP, Class 2, Class 2A and Class 3A. The Trust, with respect to the Frontier Long/Short Commodity Fund separates Units into a maximum of five separate Classes—Class 1A, Class 2A, Class 2, Class 3A and Class 3. On May 10, 2017, the interests Frontier Trading Company XV, LLC, which included exposure to Transtrend B.V.’s TT Enhanced Risk (USD) Program, were transferred to an individual Delaware limited liability company (“Master Fund”) in Galaxy Plus. The Master Fund is sponsored and operated by Gemini Alternative Funds, LLC (“Sponsor”). The Sponsor has contracted with the Trading Advisors to manage the portfolios of the Master Funds pursuant to the advisors’ respective program. For those Series that invest in Galaxy Plus, approximately 30-70% of those Series assets are used to support the margin requirements of the Master Funds. The remaining assets of the Series are split between investments in Trading Companies and a pooled cash management account that invests primarily in U.S. Treasury securities. For those Series that do not invest in Galaxy Plus, their assets are split between investments in Trading Companies and investments in the pooled cash management account.

As of March 31, 2018, Frontier Winton Fund has invested a portion of its assets in a single Trading Company, and a single Trading Advisor manages 100% of the assets invested in such Trading Company. Each of the remaining Series has invested a portion of its assets in several different Trading Companies or Galaxy Plus entities and one or more Trading Advisors may manage the assets invested in such Trading Companies or Galaxy Plus entities.

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

Consolidation—The Series, through investing in the Trading Companies and Galaxy Plus, authorize certain Trading Advisors to place trades and manage assets at pre-determined investment levels. The Trading Companies were organized by the Managing Owner for the purpose of investing in commodities interests and derivative instruments, and have no operating income or expenses, except for trading income and expenses and a risk analysis fee (for closed Series only), all of which is allocated to the Series, if consolidated by a Series. Galaxy Plus is a series of Delaware limited liability companies, sponsored by Gemini Alternative Funds, LLC, that create exposure to a variety of third party professional managed futures and foreign exchange advisors. Galaxy Plus is available to qualified high-net-worth individuals and institutional investors. Trading Companies in which a Series has a controlling and majority interest as calculated on that Series’ pro-rata net asset value in the Trading Company are consolidated by such Series. Investment interests in Galaxy Plus entities are accounted for using net asset value as the practical expedient, which approximates fair value. Fair value represents the proportionate share of the Trust’s interest in the net asset value in the Galaxy Plus entities. The equity interest held by Trust is shown as investments in private investment companies in the statements of financial condition. The income or is shown in the statements of operations as net unrealized gain/(loss) on private investment companies. The Trading Companies and Series of the Trust are consolidated by the Trust.

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

Interest Income— U.S. Treasury Securities are pooled for purposes of maximizing returns on these assets to investors of all Series. Interest income from pooled cash management assets is recognized on the accrual basis and allocated daily to each Series based upon its daily proportion of ownership of the pool. Aggregate interest income from all sources, including U.S. Treasury Securities assets net of premiums and cash held at clearing brokers, of up to the first 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2), Frontier Winton Fund, Frontier Select Fund, and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a, Class 3a only), Frontier Masters Fund, and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a) 100% of the interest is retained by the respective Series. All interest not paid to the Managing Owner is interest income to the Series, and shown net on the statement of operations.

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

Receivable from Futures Commission Merchants—The Trust deposits assets with a FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of March 31, 2018 included restricted cash for margin requirements of $1,838,199 for Frontier Trading Company I LLC and $3,693,894 for Frontier Trading Company II LLC.

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

Foreign Currency Transactions—The Series functional currency is the U.S. dollar; however, they transact business in currencies other than the U.S. dollar. The Series of the Trust do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from fluctuations arising from changes in market prices of securities held. Such fluctuations are included with the net realized or unrealized gain or loss from investments.

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

Fees and Expenses—All management fees, incentive fees, service fees risk analysis fee (for closed Series only) and trading fees of the Trust, with respect to the Series, are paid to the Managing Owner. It is the responsibility of the Managing Owner to pay all Trading Advisor management and incentive fees, selling agent service fees and all other operating expenses and continuing offering costs of the Trust, with respect to the Series. Only management fees and incentive fees related to assets allocated through Trading Companies are included in expense on the Statement of Operations. The Series are all charged management and incentive fees on the asset allocated through the Galaxy Plus entities. Those fees are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. The Series are also charged management and incentive fees on assets allocated to swaps. Such fees are embedded in the fair value of the swap and are included in net unrealized gain (loss) on swap contracts on the Statements of Operations. Certain Series are also changed a risk analysis fee (for closed Series only) based on a percentage of nominal assets. Such fee is paid to a third party.

Incentive Fee (rebate)—The Managing Owner is allowed to share in the incentive fees earned by the Trading Advisors up to 10% of New Net Profits (as defined in the prospectus). If the Managing Owner’s share of the incentive fee exceeds 10% of new net profits during the period, then the Managing Owner is obligated to return any amount in excess. The returned amounts are recorded as Incentive Fee (Rebate) on the Statements of Operations.

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

Swap Contracts. Certain Series of the Trust strategically invest a portion or all of their assets in total return swaps, selected at the direction of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more investment products or indices. In a typical swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. Swap contracts are reported at fair value upon daily reports from the counterparty. In addition, a third party takes the inputs from the counterparty, makes certain adjustments, and runs it through their pricing model to come up with their daily price. The fair value measurements of the swap contracts are valued using unadjusted inputs that were not internally developed. The Managing Owner reviews and compares approves current day pricing of the CTA positions, as received from the counterparty which includes intra-day volatility and volume and daily index performance, as well as from the third party. Differences in prices exceeding 5% are investigated. Unexplainable differences are escalated to the Managing Owner’s Valuation Committee for evaluation and resolution.

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

The following table summarizes the instruments that comprise the Trust, with respect to the Series, financial asset portfolio, by Series, measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value. Investments in private investment companies are valued utilizing the net asset values provided by the underlying private investment companies as a practical expedient. Each Series applies the practical expedient to its investments in private investment companies on an investment-by-investment basis, and consistently with the Series entire position in a particular investment, unless it is probable that the Series will sell a portion of an investment at an amount different from the net asset value of the investment.

				Total
March 31, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value

Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$1,471,992	$29,327	$—	$1,501,319
Swap Contracts	—	—	5,728,465	5,728,465
U.S. Treasury Securities	498,331	—	—	498,331
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	521,709	7,805	—	529,514
U.S. Treasury Securities	719,071	—	—	719,071
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	62,698	—	—	62,698
Swap Contracts	—	—	482,309	482,309
U.S. Treasury Securities	329,067	—	—	329,067
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	2,083,608	35,469	—	2,119,077
Open Trade Equity (Deficit)	254,123	34,694	—	288,817
Swap Contracts	—	—	10,340,801	10,340,801
U.S. Treasury Securities	1,444,081	—	—	1,444,081
Frontier Select Fund
Investment in Unconsolidated Trading Companies	40,663	—	576,748	617,411
U.S. Treasury Securities	213,418	—	—	213,418
Frontier Winton Fund
Investment in Unconsolidated Trading Companies	4,405,984	78,906	—	4,484,890
U.S. Treasury Securities	3,359,837	—	—	3,359,837
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	791,914	14,787	—	806,701
Swap Contracts	—	—	3,089,571	3,089,571
U.S. Treasury Securities	398,847	—	—	398,847

				Total
December 31, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value

Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$2,152,721	$55,593	$—	$2,208,314
Swap Contracts	—	—	6,376,472	6,376,472
U.S. Treasury Securities	767,049	—	—	767,049
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	1,460,743	31,450	—	1,492,193
U.S. Treasury Securities	1,663,014	—	—	1,663,014
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	121,510	—	—	121,510
Swap Contracts	—	—	397,039	397,039
U.S. Treasury Securities	614,803	—	—	614,803
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	3,072,933	81,725	—	3,154,658
Open Trade Equity (Deficit)	144,983	33,569	—	178,552
Swap Contracts	—	—	11,340,959	11,340,959
U.S. Treasury Securities	663,808	—	—	663,808
Frontier Select Fund
Investment in Unconsolidated Trading Companies	91,790	—	579,073	670,863
U.S. Treasury Securities	464,427	—	—	464,427
Frontier Winton Fund
Investment in Unconsolidated Trading Companies	7,750,343	184,193	—	7,934,536
U.S. Treasury Securities	5,667,825	—	—	5,667,825
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	1,500,688	35,943	—	1,536,631
Swap Contracts	—	—	3,094,367	3,094,367
U.S. Treasury Securities	1,046,861	—	—	1,046,861

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the statements of operations. Investment in unconsolidated trading company asset gains and losses (realized/unrealized) included in earnings are classified in “Change in fair value of investments in unconsolidated trading companies.” During the three months ended March 31, 2018, all identified Level 3 assets were components of the Frontier Diversified Fund, Frontier Long/Short Commodity Fund, Frontier Balanced Fund, Frontier Select Fund, and Frontier Heritage Fund.

For the Three Months Ended March 31, 2018
Swaps

		Frontier Long/Short
	Frontier Balanced Fund	Commodity Fund
Balance of recurring Level 3 assets as of January 1, 2018	$11,340,959	$397,039
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	999,842	85,270
Proceeds from collateral reduction	(2,000,000)	—
Change in ownership allocation	—	—
Transfers in and/or out of Level 3	—	—
Balance of recurring Level 3 assets as of March 31, 2018	$10,340,801	$482,309

	Frontier Diversified Fund	Frontier Heritage Fund
Balance of recurring Level 3 assets as of January 1, 2018	$6,376,472	$3,094,367
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	451,993	(4,796)
Proceeds from collateral reduction	(1,100,000)	—
Change in ownership allocation	—	—
Transfers in and/or out of Level 3	—	—
Balance of recurring Level 3 assets as of March 31, 2018	$5,728,465	$3,089,571

For the Year Ended December 31, 2017
Swaps

		Frontier Long/Short
	Frontier Balanced Fund	Commodity Fund
Balance of recurring Level 3 assets as of January 1, 2017	$18,939,450	$4,220,468
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	(84,491)	26,621
Proceeds from collateral reduction	(7,514,000)	(3,850,050)
Change in ownership allocation	—	—
Transfers in and/or out of Level 3	—	—
Balance of recurring Level 3 assets as of December 31, 2017	$11,340,959	$397,039

	Frontier Diversified Fund	Frontier Heritage Fund
Balance of recurring Level 3 assets as of January 1, 2017	$8,637,847	$8,391,414
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	(47,375)	(297,047)
Proceeds from collateral reduction	(2,214,000)	(5,000,000)
Change in ownership allocation	—	—
Transfers in and/or out of Level 3	—	—
Balance of recurring Level 3 assets as of December 31, 2017	$6,376,472	$3,094,367

Investments in Unconsolidated Trading Companies:

Frontier Select Fund

Balance of recurring Level 3 assets as of January 1, 2018	$579,073
Change in fair value of investments in unconsolidated trading companies	(2,325)
Change in ownership allocation	—
Transfers in and/or out of Level 3	—
Balance of recurring Level 3 assets as of March 31, 2018	$576,748

Investments in Unconsolidated Trading Companies:

Frontier Select Fund

Balance of recurring Level 3 assets as of January 1, 2017	$3,147,279
Change in fair value of investments in unconsolidated trading companies	(144,019)
Change in ownership allocation	(2,424,187)
Transfers in and/or out of Level 3	—
Balance of recurring Level 3 assets as of December 31, 2017	$579,073

The Series of the Trust assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Series’ accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the three months ended March 31, 2018, the Trust did not transfer any assets between Levels 1, 2 or 3.

The amounts reflected in the change in ownership allocation result from changes in ownership in the underlying Trading Companies at the Series level, which have resulted in changes in consolidation or de-consolidation by the Series. The ownership in the Trading Companies is accounted for under the equity method, which approximates fair value.

The total change in unrealized appreciation (depreciation) included in the statements of operations for the three months ended March 31, 2018 attributable to level 3 investments still held at March 31, 2018:

		Frontier Long/Short	Frontier Balanced	Frontier Heritage
	Frontier Diversified Fund	Commodity Fund	Fund	Fund
Swap Contracts	$451,993	$85,270	$999,842	$(4,796)

Frontier Select Fund
Investments in Unconsolidated Trading Companies	$7,925

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2017:

		Frontier Long/Short	Frontier Balanced	Frontier Heritage
	Frontier Diversified Fund	Commodity Fund	Fund	Fund
Swap Contracts	$(47,375)	$26,621	$(84,491)	$(297,047)

Frontier Select Fund
Investments in Unconsolidated Trading Companies	$(372,982)

4.	Swap Contracts

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of March 31, 2018 and December 31, 2017, approximately 4.0% and 10 .2%, respectively, of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain swaps and is recorded as collateral within the swap fair value within the statement of financial condition. The cash held with the counterparty is not restricted.

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

To help to reduce counterparty risk on the Series, the Managing Owner has the right to reduce the Series’ exposure and remove cash from the Series’ total return swaps with Deutsche Bank AG. This cash holding shall be in excess of $250,000, and may not exceed 40% of the Index exposure in total. Index exposure is defined as the total notional amount plus any profit. The Series are charged interest on this cash holding and any amount removed will be offset against the final settlement value of the swap. As of March 31, 2018, the Frontier Balanced Fund, the Frontier Diversified Fund, the Frontier Long/Short Commodity Fund and Frontier Heritage Fund, have received from the swap counterparty $4,926,555, $2,500,000, $115,000 and $1,900,000, respectively. These amounts are shown on the Statements of Financial Conditions of the respective Series under advance on unrealized swap appreciation, which relates to the Trading Companies’ total return swaps with Deutsche Bank AG.

The Series have invested in the following swaps as of and for the three months ended March 31, 2018:

			Frontier Long/Short Commodity
	Frontier Balanced Fund	Frontier Diversified Fund	Fund	Frontier Heritage Fund
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$13,373,629	$4,651,155	$653,610	$2,072,056
Termination Date	8/2/2018	8/2/2018	8/7/2018	4/18/2018
Cash Collateral	$86,000	$86,000	$29,950	$982,500
Swap Value	$10,254,801	$5,642,465	$452,359	$2,107,071
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	$999,842	$451,993	$85,270	($4,796)
Fair Value as of 3/31/2018	$10,340,801	$5,728,465	$482,309	$3,089,571
Advance on swap appreciation	($4,926,555)	($2,500,000)	($115,000)	($1,900,000)

The Series have invested in the following swaps as of and for the year ended December 31, 2017:

			Frontier Long/Short Commodity
	Frontier Balanced Fund	Frontier Diversified Fund	Fund	Frontier Heritage Fund
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$13,373,629	$4,651,155	$653,610	$2,072,056
Termination Date	8/2/2018	8/2/2018	8/7/2018	3/26/2018
Cash Collateral	$2,086,000	$1,186,000	$29,950	$982,500
Swap Value	$9,254,959	$5,190,472	$367,089	$2,111,867
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	($84,491)	($47,375)	$26,621	($297,047)
Fair Value as of 12/31/2017	$11,340,959	$6,376,472	$397,039	$3,094,367
Advance on swap appreciation	($4,926,555)	($2,500,000)	($115,000)	($1,900,000)

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

The following table summarizes each of the Series’ investments in unconsolidated Trading and private investment companies as of March 31, 2018 and December 31, 2017:

	As March 31, 2018		As of December 31, 2017
	Percentage of		Percentage of
	Series Total		Series Total
	Capital Invested		Capital Invested
	in Unconsolidated Trading	Fair Value	in Unconsolidated Trading	Fair Value	Net assets
Series

Equinox Frontier Diversified Fund —
Frontier Trading Companies II and XXXVIII	8.02%	$1,501,319	10.37%	$2,225,210	18,718,701

Equinox Frontier Masters Fund —
Frontier Trading Companies II and XXXVIII	5.80%	$529,514	12.55%	$1,501,142	9,126,005

Equinox Frontier Long/Short Commodity Fund —
Frontier Trading Company XXXVIII	1.63%	$62,698	2.86%	$121,510	3,836,601

Equinox Frontier Balanced Fund —
Frontier Trading Companies II and XXXVIII	5.11%	$2,119,077	6.59%	$3,178,176	41,526,113

Equinox Frontier Select Fund —
Frontier Trading Companies XXXVIII and XXXIX	11.29%	$617,411	9.86%	$670,863	5,474,152

Equinox Frontier Winton Fund —
Frontier Trading Companies II and XXXVIII	34.01%	$4,484,890	53.79%	$7,987,575	13,188,141

Equinox Frontier Heritage Fund —
Frontier Trading Companies II and XXXVIII	14.21%	$806,701	22.66%	$1,536,631	5,676,648

The following tables summarize each of the Series; equity in earnings from unconsolidated Trading and private investment companies for three and three months ended March 31, 2018 and 2017.

	Three Months Ended March 31, 2018				Three Months Ended March 31, 2017
	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)
Frontier Balanced Fund —
Frontier Trading Company II, LLC	$—	—	(303,227)	(303,227)	$(3,013)	393,079	(229,677)	160,389
Frontier Trading Company XXXVIII, LLC	—	—	(4,595)	(4,595)	—	—	(145,745)	(145,745)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(33,442)	(53,706)	(65,693)	(152,841)	(21,400)	(165,958)	139,284	(48,074)
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(16,672)	(289,977)	39,719	(266,930)	(30,836)	65,015	(3,247)	30,932
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(87,246)	799,734	(791,836)	(79,348)	(266,736)	305,378	586,966	625,608
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(20,107)	(471,750)	73,955	(417,902)	(51,011)	485,719	323,893	758,601
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	—	—	35,643	35,643	—	—	(445,146)	(445,146)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(35,900)	(900,196)	(363,122)	(1,299,218)	(968,914)	4,086,647	(603,298)	2,514,435
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	(41,561)	76,468	(5,773)	29,134	(85,477)	378,608	194,533	487,664
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(6,723)	11,076	(22,123)	(17,770)	(7,926)	108,029	(267,713)	(167,610)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(73,636)	(1,587,857)	120,046	(1,541,447)	(18,911)	27,469	21,214	29,772
Total	$(315,287)	$(2,416,208)	$(1,287,006)	$(4,018,501)	$(1,454,224)	$5,683,986	$(428,936)	$3,800,826

Frontier Winton Fund —
Frontier Trading Company II LLC	$—	—	(992,595)	(992,595)	$—	—	—	—
Frontier Trading Company XXXVIII, LLC	—	—	(37,082)	(37,082)	—	—	(281,256)	(281,256)
Total	$—	$—	$(1,029,677)	$(1,029,677)	$—	$—	$(281,256)	$(281,256)

Frontier Frontier Select Fund —
Frontier Trading Company XXXIX, LLC	$—	$—	$—	$—	$—	$—	$(199,401)	$(199,401)
Frontier Trading Company XXXVIII, LLC	—	—	5,578	5,578	—	—	(48,358)	(48,358)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(50,983)	(548,310)	30,050	(569,243)	—	—	—	—
Galaxy Plus Fund - TT Feeder Fund (531) LLC	(37,496)	(82,277)	(191,609)	(311,382)	—	—	—	—
Total	$(88,479)	$(630,587)	$(155,981)	$(875,047)	$—	$—	$(247,759)	$(247,759)

Frontier Heritage Fund —
Frontier Trading Company II, LLC	$—	—	(122,535)	(122,535)	$(1,582)	205,958	(119,773)	84,603
Frontier Trading Company XXXVIII, LLC	—	—	(967)	(967)	—	—	(62,556)	(62,556)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(52,775)	(544,577)	56,882	(540,470)	—	—	—	—
Total	$(52,775)	$(544,577)	$(66,620)	$(663,972)	$(1,582)	$205,958	$(182,329)	$22,047

Frontier Long/Short Commodity Fund
Frontier Trading Company XXXVIII, LLC	$—	—	58	58	$—	—	—	—
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	—	—	—	—	(23,979)	(20,152)	88,010	43,879
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(29,775)	170,180	(161,895)	(21,490)	(110,395)	123,650	217,765	231,020
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	—	—	93,458	93,458	—	—	98,146	98,146
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(25,584)	(229,565)	16,878	(238,271)	—	—	—	—
Total	$(55,359)	$(59,385)	$(51,501)	$(166,245)	$(134,374)	$103,498	$403,921	$373,045

Frontier Diversified Fund —
Frontier Trading Company II, LLC	$—	—	(150,626)	(150,626)	$(2,207)	287,834	(168,084)	117,543
Frontier Trading Company XXXVIII, LLC	—	—	983	983	—	—	(127,834)	(127,834)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(16,472)	(17,902)	(21,898)	(56,272)	(18,795)	(110,622)	92,962	(36,455)
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	—	—	—	—	(27,081)	(209,832)	411,774	174,861
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(10,111)	(143,967)	22,561	(131,517)	(21,265)	39,737	(1,568)	16,904
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LLC	(46,698)	399,867	(395,918)	(42,749)	(231,611)	274,493	479,780	522,662
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(9,673)	(152,263)	32,729	(129,207)	(37,392)	281,553	188,043	432,204
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	—	—	17,509	17,509	—	—	(165,105)	(165,105)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(21,385)	(468,883)	(175,777)	(666,045)	(605,293)	2,419,961	(310,537)	1,504,131
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	(25,502)	38,234	(2,886)	9,846	(82,684)	306,260	157,534	381,110
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(7,647)	11,076	(22,123)	(18,694)	(33,083)	458,019	(995,039)	(570,103)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(40,732)	(776,278)	46,407	(770,603)	(12,810)	18,312	14,142	19,644
Total	$(178,220)	$(1,110,116)	$(649,039)	$(1,937,375)	$(1,072,221)	$3,765,715	$(423,932)	$2,269,562

Frontier Masters Fund —
Frontier Trading Company II, LLC	$—	—	(241,769)	(241,769)	$45,189	166,870	(97,159)	114,900
Frontier Trading Company XV, LLC	—	—	—	—	(63,500)	78,115	(115,394)	(100,779)
Frontier Trading Company XXXVIII, LLC	—	—	8,414	8,414	—	—	(76,512)	(76,512)
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	—	(76,396)	68,413	(7,983)	(37,315)	(42,890)	187,492	107,287
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(78,638)	470,101	(474,473)	(83,010)	(139,418)	169,016	296,799	326,397
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(55,931)	(699,656)	30,089	(725,498)	—	—	—	—
Galaxy Plus Fund - TT Feeder Fund (531) LLC	(37,607)	(115,302)	(214,295)	(367,204)	—	—	—	—
Total	$(172,176)	$(421,253)	$(823,621)	$(1,417,050)	$(195,044)	$371,111	$195,226	$371,293

The Series’ investments in private investment companies have certain redemption and liquidity restrictions which are described in the following table:

	Redemptions	Redemptions	Liquidity
	Notice Period	Permitted	Restrictions
Frontier Diversified Fund
Multi-Strategy
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	24 hours	Daily	None
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None
Option Trading
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	24 hours	Daily	None

Frontier Masters Fund
Trend Following
Galaxy Plus Fund - TT Feeder Fund (531) LLC	24 hours	Weekly	None
Multi-Strategy
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None

Frontier Long/Short Commodity Fund
Multi-Strategy
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	24 hours	Daily	None
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None

Frontier Balanced Fund
Multi-Strategy
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	24 hours	Daily	None
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None
Option Trading
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	24 hours	Daily	None

Frontier Select Fund
Trend Following
Galaxy Plus Fund - TT Feeder Fund (531) LLC	24 hours	Weekly	None

6.	Transactions with Affiliates

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

Expenses

Management Fees—Each Series of Units pays to the Managing Owner a monthly management fee equal to a percentage of the notional assets of such Series allocated to Trading Companies, calculated on a daily basis. The percentage bases of the fees vary and are in line with the amounts being disclosed below. In addition, the Managing Owner receives a monthly management equal to a certain percentage of the assets in the Galaxy Plus entities attributable to such Series’ (including notional assets), calculated on a monthly basis. The management fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. The total amount of assets of a Series allocated to Trading Advisors and/or reference programs, including (i) actual funds deposited in accounts directed by the Trading Advisors or deposited as margin in respect of swaps or other derivative instruments referencing a reference program plus (ii) any notional equity allocated to the Trading Advisors and any reference programs, is referred to herein as the “notional assets” of the Series. The annual rate of the management fee is: 0.5% for the Frontier Balanced Fund Class 1, Class 2 and Class 3, 1.0% for the Frontier Balanced Fund Class 1AP, Class 2a and Class 3a, 2.0% for the Frontier Winton Fund, Frontier Long/Short Commodity Fund Class 1a, Class 2a and Class 3a and Frontier Masters Fund, 0.75% for Frontier Diversified Fund, 2.5% for the Frontier Heritage Fund and Frontier Select Fund, and 3.5% for the Frontier Long/Short Commodity Fund Class 1, Class 2 and Class 3. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) and/or waive (up to the percentage specified) any such management fee to the extent any related management fee is paid by a trading company or estimated management fee is embedded in a swap or other derivative instrument. Any management fee embedded in a swap or other derivative instrument may be greater or less than the management fee that would otherwise be charged to the Series by the Managing Owner.

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

Trading Fees— In connection with each Series’ trading activities the Frontier Balanced Fund, Frontier Select Fund, Frontier Winton Fund and Frontier Heritage Fund pays to the Managing Owner a FCM Fee of up to 2.25% per annum of notional assets allocated to the trading advisors, including through investments in commodity pools available on the Galaxy Plus Platform, and any reference programs of the applicable Series. The Frontier Diversified Fund, Frontier Long/Short Commodity Fund and Frontier Masters Fund pays to the Managing Owner a FCM Fee of up to 2.25% of notional assets allocated to the trading advisors, including through investments in commodity pools available on the Galaxy Plus Platform, and a custodial/due diligence fee of 0.12% of such Series’ NAV, calculated daily.

Incentive Fees— Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated in the Trading Companies by such Series, monthly or quarterly. In addition, the Managing Owner receives a quarterly incentive fee of a certain percentage of new net trading profits generated in the Galaxy Plus entities that have been allocated to the Series. The incentive fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. Because the Frontier Balanced Fund, Frontier Diversified Fund, Frontier Masters Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Long/Short Commodity Fund may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Frontier Balanced Fund and the Frontier Diversified Fund and 20% for the Frontier Winton Fund, Frontier Heritage Fund, Frontier Select Fund, Frontier Long/Short Commodity Fund and Frontier Masters Fund. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series. As of the date of this report, for a Series that has invested in a swap, the Managing Owner or Trading Advisor(s) do not receive any incentive fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. As of March 31, 2018, the range of incentive fees as a percentage of net new trading profits on swaps embedded in (i) swaps owned by Frontier Diversified Fund was 20-25% per annum, (ii) swaps owned by Frontier Balanced Fund was 20-25% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 25% per annum, and (iv) swaps owned by Frontier Heritage Fund was 15% per annum, and the Managing Owner has waived the entire incentive fee due to it from those Series in respect of such Series’ investment in swaps. These embedded incentive fees may be higher or lower in the future.

Service Fees—Investors who have purchased Class 1 or Class 1a Units of Frontier Diversified Fund, Frontier Masters Fund, and Frontier Long/Short Commodity Fund are charged a service fee of up to two percent (2.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to two percent (2.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 and Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to two percent (2.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then unamortized balance of the prepaid initial service fee. Investors who have purchased Class 1 or Class 1a Units of Frontier Balanced Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Winton Fund are charged a service fee of up to three percent (3.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 and Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to selling agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Frontier Diversified Fund and Frontier Masters Fund or Class 2a Units of the Frontier Long/Short Commodity Fund sold) until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series for administrative purposes. Currently the service fee is not charged to Class 1AP investors. The Managing Owner may also pay selling agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such selling agents.

The following table summarizes fees earned by the Managing Owner for the three months ended March 31, 2018 and 2017:

Three Months Ended March 31, 2018

	Incentive Fees (rebate)	Management Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$1,881	$11,563	$16,115	$165,150
Frontier Masters Fund	—	32,349	14,969	134,048
Frontier Long/Short Commodity Fund	—	—	657	24,693
Frontier Balanced Fund	145,134	20,336	262,981	384,176
Frontier Select Fund	—	—	39,689	37,594
Frontier Winton Fund	—	130,660	94,260	82,258
Frontier Heritage Fund	1,394	35,981	37,108	42,292

Three Months Ended March 31, 2017

	Incentive Fees (rebate)	Management Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$(63,508)	$27,958	$44,833	$466,674
Frontier Masters Fund	—	85,229	28,774	190,175
Frontier Long/Short Commodity Fund	—	—	7,461	76,785
Frontier Balanced Fund	—	38,479	398,860	539,715
Frontier Select Fund	—	56,175	69,331	49,044
Frontier Winton Fund	(49,790)	261,955	142,629	149,338
Frontier Heritage Fund	(4,603)	58,992	52,095	59,672

The following table summarizes fees payable to the Managing Owner as of March 31, 2018 and December 31, 2017.

As of March 31, 2018

	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$1,881	$8,056	$—	$2,972	$52,807
Frontier Masters Fund	—	20,841	—	2,955	40,213
Frontier Long/Short Commodity Fund	—	—	135	96	8,309
Frontier Balanced Fund	145,134	18,079	5,960	75,541	122,667
Frontier Select Fund	—	—	243	11,782	11,479
Frontier Winton Fund	—	87,508	9,915	25,269	26,536
Frontier Heritage Fund	1,394	25,192	1,149	9,573	13,995

As of December 31, 2017

	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$12,847	$4,049	$—	$3,614	$61,188
Frontier Masters Fund	—	8,949	—	3,570	49,131
Frontier Long/Short Commodity Fund	—	—	103	172	9,125
Frontier Balanced Fund	40,189	11,465	2,528	88,149	140,868
Frontier Select Fund	—	—	1,358	14,743	14,898
Frontier Winton Fund	—	53,039	20,992	26,714	43,573
Frontier Heritage Fund	—	13,471	2,608	11,483	15,703

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

Aggregate interest income from all sources, including U.S. Treasury Securities assets net of premiums and cash held at clearing brokers, of up to the first 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Winton Fund, Frontier Select Fund, and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a, Class 3a only), Frontier Masters Fund, and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a) 100% of the interest is retained by the respective Series.

The following table outlines the interest paid by each Series to the Managing Owner and its ratio to average net assets for the three and three months ended March 31, 2018 and 2017:

Three Months Ended

	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
	Gross Amount	Gross Amount
	Paid to the	Paid to the	Ratio to	Ratio to
	Managing	Managing	Average Net	Average Net
	Owner	Owner	Assets	Assets

Frontier Diversified Class 1	$—	$(3,860)	0.00%	-0.09%
Frontier Diversified Class 2	—	(19,555)	0.00%	-0.05%
Frontier Diversified Class 3	—	(7,071)	0.00%	-0.05%
Frontier Masters Class 1	—	(4,674)	0.00%	-0.09%
Frontier Masters Class 2	—	(4,780)	0.00%	-0.08%
Frontier Masters Class 3	—	(5,338)	0.00%	-0.08%
Frontier Long/Short Class 2	50	(96)	0.02%	-0.01%
Frontier Long/Short Class 3	541	(565)	0.02%	-0.01%
Frontier Long/Short Class 1a	—	533	0.00%	0.04%
Frontier Long/Short Class 2a	—	233	0.00%	0.02%
Frontier Long/Short Class 3a	—	189	0.00%	0.01%
Frontier Balanced Fund Class 1	11,898	34,592	0.03%	0.06%
Frontier Balanced Fund Class 1AP	192	411	0.03%	0.06%
Frontier Balanced Fund Class 2	2,138	14,069	0.03%	0.06%
Frontier Balanced Fund Class 2A	45	78	0.01%	0.01%
Frontier Balanced Fund Class 3A	127	248	0.01%	0.01%
Frontier Select Fund Class 1	2,460	13,085	0.05%	0.14%
Frontier Select Fund Class 1AP	10	36	0.04%	0.14%
Frontier Select Fund Class 2	366	1,919	0.05%	0.14%
Frontier Winton Class 1	28,689	51,077	0.22%	0.26%
Frontier Winton Class 1AP	83	92	0.22%	0.26%
Frontier Winton Class 2	3,777	29,644	0.23%	0.26%
Frontier Heritage Fund Class 1	4,383	14,182	0.09%	0.20%
Frontier Heritage Fund Class 1AP	5	11	0.09%	0.19%
Frontier Heritage Fund Class 2	636	5,244	0.09%	0.20%
Total	$55,400	$119,704

7.	Financial Highlights

The following information presents the financial highlights of the Trust, with respect to the Series, for the three months ended March 31, 2018 and 2017.

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 1a	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2017	$116.41	$135.19	$125.68	$114.74	$133.27	$124.40	$81.35	$115.81	$93.59	$121.50	$97.99
Net operating results:
Interest income	0.04	0.05	0.05	0.09	0.10	0.09	0.08	0.11	0.09	0.12	0.10
Expenses	(1.82)	(1.16)	(1.08)	(2.29)	(1.98)	(1.85)	(1.20)	(0.69)	(0.56)	(0.72)	(0.59)
Net gain/(loss) on investments, net of non-controlling interests	(8.10)	(9.82)	(9.06)	(14.24)	(16.72)	(15.54)	(2.37)	(2.79)	(3.17)	(2.93)	(3.26)
Net income/(loss)	(9.88)	(10.93)	(10.09)	(16.44)	(18.60)	(17.30)	(3.49)	(3.37)	(3.64)	(3.53)	(3.75)
Net asset value, March 31, 2018	$106.53	$124.26	$115.59	$98.30	$114.67	$107.10	$77.86	$112.44	$89.95	$117.97	$94.24

Ratios to average net assets
Net investment income/(loss)	-6.45%	-3.44%	-3.44%	-8.38%	-6.10%	-6.10%	-5.43%	-2.00%	-2.00%	-2.00%	-2.00%
Expenses before incentive fees (3)(4)	6.60%	3.58%	3.58%	8.70%	6.42%	6.42%	5.82%	2.39%	2.39%	2.39%	2.39%
Expenses after incentive fees (3)(4)	6.61%	3.59%	3.59%	8.70%	6.42%	6.42%	5.82%	2.39%	2.39%	2.39%	2.39%
Total return before incentive fees (2)	-8.48%	-8.08%	-8.02%	-14.33%	-13.96%	-13.91%	-4.29%	-2.91%	-3.89%	-2.91%	-3.83%
Total return after incentive fees (2)	-8.49%	-8.08%	-8.03%	-14.33%	-13.96%	-13.91%	-4.29%	-2.91%	-3.89%	-2.91%	-3.83%

	Frontier Balanced Fund						Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a		Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2017	$135.96	$150.56	$202.90	$175.77	$175.18		$90.27	$100.02	$132.73
Net operating results:
Interest income	0.05	0.05	0.07	0.06	0.06		0.00	0.00	0.00
Expenses	(2.57)	(1.79)	(2.41)	(2.10)	(2.09)		(1.15)	(0.57)	(0.76)
Net gain/(loss) on investments, net of non-controlling interests	(8.51)	(9.49)	(12.68)	(11.06)	(11.03)		(12.65)	(14.09)	(18.69)
Net income/(loss)	(11.03)	(11.23)	(15.02)	(13.10)	(13.06)		(13.80)	(14.66)	(19.45)
Net asset value, March 31, 2018	$124.93	$139.33	$187.88	$162.67	$162.12		$76.47	$85.36	$113.28

Ratios to average net assets
Net investment income/(loss)	-6.89%	-3.89%	-3.89%	-3.89%	-3.89%		-5.46%	-2.46%	-2.46%
Expenses before incentive fees (3)(4)	6.71%	3.72%	3.72%	3.72%	3.72%		5.46%	2.46%	2.46%
Expenses after incentive fees (3)(4)	7.04%	4.05%	4.05%	4.05%	4.05%		5.46%	2.46%	2.46%
Total return before incentive fees (2)	-7.79%	-7.13%	-7.08%	-7.13%	-7.13%		-15.29%	-14.66%	-14.65%
Total return after incentive fees (2)	-8.11%	-7.46%	-7.40%	-7.45%	-7.46%		-15.29%	-14.66%	-14.65%

	Frontier Winton Fund			Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2017	$159.08	$176.44	$216.50	$121.19	$134.28	$179.70
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(3.45)	(2.55)	(3.24)	(2.46)	(1.78)	(2.38)
Net gain/(loss) on investments, net of non-controlling interests	(11.03)	(12.28)	(16.50)	(14.23)	(15.86)	(21.21)
Net income/(loss)	(14.48)	(14.83)	(19.65)	(16.69)	(17.64)	(23.59)
Net asset value, March 31, 2018	$144.60	$161.61	$196.85	$104.50	$116.64	$156.11

Ratios to average net assets
Net investment income/(loss)	-8.98%	-5.98%	-5.98%	-8.51%	-5.52%	-5.52%
Expenses before incentive fees (3)(4)	8.98%	5.98%	5.98%	8.49%	5.50%	5.50%
Expenses after incentive fees (3)(4)	8.98%	5.98%	5.98%	8.51%	5.52%	5.52%
Total return before incentive fees (2)	-9.10%	-8.41%	-9.12%	-13.75%	-13.11%	-13.10%
Total return after incentive fees (2)	-9.10%	-8.41%	-9.12%	-13.77%	-13.14%	-13.13%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.
(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees are included in the total return.

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 1a	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2016	$116.43	$132.94	$123.27	$112.80	$128.78	$119.89	$92.78	$129.56	$105.67	$130.80	$107.50
Net operating results:
Interest income	0.15	0.18	0.16	0.27	0.31	0.29	0.01	0.00	0.00	0.00	0.00
Expenses	(2.09)	(1.03)	(0.96)	(2.47)	(2.10)	(1.96)	(1.34)	(1.16)	(0.96)	(1.17)	(0.97)
Net gain/(loss) on investments, net of non-controlling interests	4.82	4.66	4.40	2.50	2.67	2.56	3.55	4.77	4.77	5.24	5.45
Net income/(loss)	2.88	3.80	3.61	0.30	0.87	0.89	2.22	3.61	3.81	4.07	4.48
Net asset value, March 31, 2017	$119.31	$136.74	$126.88	$113.10	$129.65	$120.78	$95.00	$133.17	$109.48	$134.87	$111.98

Ratios to average net assets
Net investment income/(loss)	-6.99%	-2.91%	-2.91%	-7.75%	-5.53%	-5.53%	-5.64%	-3.50%	-3.50%	-3.50%	-3.50%
Expenses before incentive fees (3)(4)	7.63%	3.55%	3.55%	8.69%	6.47%	6.47%	5.64%	3.50%	3.50%	3.50%	3.50%
Expenses after incentive fees (3)(4)	7.51%	3.43%	3.43%	8.69%	6.47%	6.47%	5.64%	3.50%	3.50%	3.50%	3.50%
Total return before incentive fees (2)	2.36%	2.75%	2.82%	0.27%	0.68%	0.74%	2.39%	2.79%	3.61%	3.11%	4.17%
Total return after incentive fees (2)	2.47%	2.86%	2.93%	0.27%	0.68%	0.74%	2.39%	2.79%	3.61%	3.11%	4.17%

	Frontier Balanced Fund						Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a		Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2016	$134.80	$144.97	$194.99	$169.05	$168.49		$94.06	$101.16	$134.25
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00		0.00	0.00	0.00
Expenses	(1.96)	(1.06)	(1.43)	(1.24)	(1.23)		(1.61)	(1.01)	(1.35)
Net gain/(loss) on investments, net of non-controlling interests	4.97	5.38	7.24	6.35	6.33		(2.57)	(2.88)	(3.70)
Net income/(loss)	3.01	4.32	5.82	5.12	5.10		(4.18)	(3.89)	(5.05)
Net asset value, March 31, 2017	$137.81	$149.29	$200.81	$174.17	$173.59		$89.88	$97.27	$129.20

Ratios to average net assets
Net investment income/(loss)	-5.86%	-2.93%	-2.93%	-2.93%	-2.93%		-7.05%	-4.12%	-4.12%
Expenses before incentive fees (3)(4)	5.87%	2.93%	2.93%	2.93%	2.93%		7.05%	4.12%	4.12%
Expenses after incentive fees (3)(4)	5.87%	2.93%	2.93%	2.93%	2.93%		7.05%	4.12%	4.12%
Total return before incentive fees (2)	2.23%	2.98%	2.98%	3.03%	3.03%		-4.44%	-3.85%	-3.76%
Total return after incentive fees (2)	2.23%	2.98%	2.98%	3.03%	3.03%		-4.44%	-3.85%	-3.76%

	Frontier Winton Fund			Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2016	$154.51	$166.17	$210.98	$119.58	$128.60	$172.10
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(3.06)	(2.11)	(2.68)	(2.22)	(1.48)	(1.97)
Net gain/(loss) on investments, net of non-controlling interests	1.48	1.20	2.00	(2.14)	(1.48)	(3.11)
Net income/(loss)	(1.58)	(0.91)	(0.68)	(4.36)	(2.96)	(5.08)
Net asset value, March 31, 2017	$152.93	$165.26	$210.30	$115.22	$125.64	$167.02

Ratios to average net assets
Net investment income/(loss)	-8.56%	-5.64%	-5.64%	-7.77%	-4.84%	-4.84%
Expenses before incentive fees (3)(4)	8.72%	5.80%	5.80%	7.81%	4.88%	4.88%
Expenses after incentive fees (3)(4)	8.56%	5.64%	5.64%	7.77%	4.84%	4.84%
Total return before incentive fees (2)	-1.18%	-0.71%	-0.48%	-3.69%	-2.35%	-3.00%
Total return after incentive fees (2)	-1.02%	-0.55%	-0.32%	-3.65%	-2.30%	-2.95%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.
(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees are included in the total return.

8.	Derivative Instruments and Hedging Activities

The Series’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Series do not enter into or hold positions for hedging purposes as defined under ASC 815, Derivatives and Hedging (“ASC 815”). The detail of the fair value of the Series’ derivatives by instrument types as of March 31, 2018 and December 31, 2017 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to each Series’ position in swap contracts.

The following tables summarize the monthly averages of forwards, options and futures contracts bought and sold for each respective Series of the Trust:

For the Three Months Ended March 31, 2018

Monthly average contracts

	Bought	Sold

Frontier Balanced Fund	1,348	1,217

For the Three Months Ended March 31, 2017

Monthly average contracts

	Bought	Sold

Frontier Balanced Fund	1,465	1,410
Frontier Select Fund	4,859	4,745
Frontier Winton Fund	2,195	2,156

The following tables summarize the trading revenues for the three months ended March 31, 2018 and 2017 by sector:

Realized Trading Revenue from Futures, Forwards and Options
for the Three Months Ended March 31, 2018

Frontier Balanced
Type of contract	Fund

Metals	$(59,526)
Currencies	17,651
Energies	48,325
Agriculturals	28,070
Interest rates	(86,844)
Stock indices	26,652
Realized trading income/(loss)(1)	$(25,672)

Realized Trading Revenue from Futures, Forwards and Options
for the Three Months Ended March 31, 2017

	Frontier Balanced	Frontier Select	Frontier Winton
Type of contract	Fund	Fund	Fund

Metals	$(14,488)	$2,832	$(702,474)
Currencies	(175,009)	247,514	(8,427)
Energies	(25,993)	(192,655)	(597,930)
Agriculturals	(189,510)	(315,584)	(97,479)
Interest rates	(187,068)	(520,324)	(120,095)
Stock indices	215,957	951,177	3,833,740
Realized trading income/(loss)(1)	$(376,111)	$172,961	$2,307,335

(1)	Amounts recorded in the Statements of Operations under Net realized gain/(loss) on futures, forwards, and options

Unrealized Trading Revenue from Futures, Forwards and Options for the Three Months Ended March 31, 2018

Frontier Balanced
Type of contract	Fund

Metals	$13,694
Currencies	(41,931)
Energies	(44,022)
Agriculturals	41,234
Interest rates	148,669
Stock indices	(7,379)
Change in unrealized trading income/(loss)(1)	$110,265

Unrealized Trading Revenue from Futures, Forwards and Options for the Three Months Ended March 31, 2017

	Frontier Balanced	Frontier Select	Frontier Winton
Type of contract	Fund	Fund	Fund

Metals	$(32,743)	$(198,411)	$(490,237)
Currencies	(565,832)	146,018	(162,275)
Energies	247,539	(639,356)	(125,218)
Agriculturals	37,881	10,560	(188,079)
Interest rates	281,778	475,301	1,226,766
Stock indices	13,737	201,538	(184,803)
Change in unrealized trading income/(loss)(1)	$(17,640)	$(4,350)	$76,154

(1)	Amounts recorded in the Statements of Operations under Net change in open trade equity/(deficit)

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

The following tables present gross and net information about the Series’ assets and liabilities subject to master netting arrangements as disclosed on the statements of financial condition as of March 31, 2018 and December 31, 2017.

As of March 31, 2018

			Net Amounts
		Gross Amounts	Presented in the
	Gross Amounts	offset in the	Statements of
	of recognized	Statements of	Financial
	Derivative Assets	Financial Condition	Condition

Frontier Balanced Fund
Open Trade Equity/(Deficit)	$454,558	$(165,741)	$288,817
Swap Contracts	10,340,801	—	10,340,801

Frontier Diversified Fund
Swap Contracts	$5,728,465	$—	$5,728,465

Frontier Long/Short Commodity Fund
Swap Contracts	$482,309	$—	$482,309

Frontier Heritage Fund
Swap Contracts	$3,089,571	$—	$3,089,571

As of December 31, 2017

			Net Amounts
		Gross Amounts	Presented in the
	Gross Amounts	offset in the	Statements of
	of recognized	Statements of	Financial
	Derivative Assets	Financial Condition	Condition

Frontier Balanced Fund
Open Trade Equity/(Deficit)	$343,222	$(164,670)	$178,552
Swap Contracts	11,340,959	—	11,340,959

Frontier Diversified Fund
Swap Contracts	$6,376,472	$—	$6,376,472

Frontier Long/Short Commodity Fund
Swap Contracts	$397,039	$—	$397,039

Frontier Heritage Fund
Swap Contracts	$3,094,367	$—	$3,094,367

9.	Trading Activities and Related Risks

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

From April 1, 2018 through May 15, 2018, Frontier Balanced Fund, Frontier Diversified Fund, Frontier Heritage Fund, Frontier Long/Short Commodity Fund, Frontier Masters Fund, Frontier Select Fund, and Frontier Winton Fund paid $1,929,645, $455,644, $197,813, $235,808, $1,193,358, $508,610 and $1,707,268, respectively, in redemptions.

All the owner redemptions payable on the Statements of Financial Condition were paid on April 3, 2018.

On April 11, 2018, the swap terminating on April 18, 2018 was extended to March 27, 2023.

Frontier Funds
Consolidated Statements of Financial Condition
March 31, 2018 (unaudited) and December 31, 2017

	3/31/18	12/31/17

ASSETS

Cash and cash equivalents	$11,376,539	$2,695,377
U.S. Treasury securities, at fair value	6,962,652	10,887,786
Receivable from futures commission merchants	10,636,284	20,584,602
Open trade equity, at fair value	804,497	1,568,414
Incentive fee receivable	57,082	57,082
Swap contracts, at fair value	19,641,146	21,208,838
Investments in private investment companies, at fair value	57,608,289	66,933,235
Interest receivable	46,466	214,730
Due from Managing Owner	31,412	31,887
Receivables from related party	69,782	58,146
Other assets	18,183	—

Total Assets	$107,252,332	$124,240,097

LIABILITIES & CAPITAL

LIABILITIES
Owner redemptions payable	$53,170	$76,773
Incentive fees payable to Managing Owner	148,409	53,036
Management fees payable to Managing Owner	176,311	90,972
Interest payable to Managing Owner	17,403	26,007
Trading fees payable to Managing Owner	128,188	334,485
Service fees payable to Managing Owner	276,006	148,445
Risk analysis fees payable	30,355	25,576
Advance on unrealized Swap Appreciation	9,441,555	9,441,555
Other liabilities	—	278,983

Total Liabilities	10,271,397	10,475,832

OWNERS CAPITAL
Managing Owner Units	1,055,075	1,159,984
Limited Owner Units	95,925,860	112,604,281

Total Owners Capital	96,980,935	113,764,265

Total Liabilities and Owners Capital	$107,252,332	$124,240,097

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds
Consolidated Condensed Schedule of Investments
March 31, 2018 (unaudited)

		Fair	% of Total Capital
Description		Value	(Net Asset Value)
LONG FUTURES CONTRACTS *
	Various agriculture futures contracts (U.S.)	$19,790	0.02%
	Various base metals futures contracts (U.S.)	(318,833)	-0.33%
	Various currency futures contracts (Europe)	10,231	0.01%
	Various currency futures contracts (Latin America)	17,165	0.02%
	Various currency futures contracts (Oceanic)	(3,810)	0.00%
	Various energy futures contracts (Europe)	(587)	0.00%
	Various energy futures contracts (U.S.)	457,796	0.47%
	Various interest rates futures contracts (Europe)	144,716	0.15%
	Various interest rates futures contracts (Far East)	2,166	0.00%
	Various interest rates futures contracts (Oceanic)	(892)	0.00%
	Various interest rates futures contracts (U.S.)	5,406	0.01%
	Various precious metal futures contracts (U.S.)	(7,855)	-0.01%
	Various soft futures contracts (U.S.)	36,371	0.04%
	Various stock index futures contracts (Europe)	(2,836)	0.00%
	Various stock index futures contracts (Far East)	10,024	0.01%
	Various stock index futures contracts (Oceanic)	(17,721)	-0.02%
	Various stock index futures contracts (U.S.)	(245,461)	-0.25%
	Total Long Futures Contracts	$105,670	0.12%
SHORT FUTURES CONTRACTS *
	Various agriculture futures contracts (Europe)	$246	0.00%
	Various agriculture futures contracts (U.S.)	35,601	0.04%
	Various base metals futures contracts (U.S.)	200,489	0.21%
	Various currency futures contracts (Canada)	(12,735)	-0.01%
	Various currency futures contracts (Europe)	26,719	0.03%
	Various currency futures contracts (Far East)	(1,750)	0.00%
	Various currency futures contracts (Oceanic)	5,730	0.01%
	Various energy futures contracts (U.S.)	(2,160)	0.00%
	Various interest rates futures contracts (Canada)	(9,693)	-0.01%
	Various interest rates futures contracts (Europe)	(11,428)	-0.01%
	Various interest rates futures contracts (Far East)	(659)	0.00%
	Various interest rates futures contracts (Oceanic)	(13,558)	-0.01%
	Various interest rates futures contracts (U.S.)	116,297	0.12%
	Various precious metal futures contracts (U.S.)	78,700	0.08%
	Various soft futures contracts (Europe)	(17,827)	-0.02%
	Various soft futures contracts (Far East)	7,326	0.01%
	Various soft futures contracts (U.S.)	145,428	0.15%
	Various stock index futures contracts (Africa)	(834)	0.00%
	Various stock index futures contracts (Europe)	2,329	0.00%
	Various stock index futures contracts (U.S.)	122,500	0.13%
	Total Short Futures Contracts	$670,721	0.72%
CURRENCY FORWARDS *
	Various currency forwards contracts (NA)	$28,106	0.03%
	Total Currency Forwards	$28,106	0.03%
	Total Open Trade Equity (Deficit)	$804,497	0.87%
SWAPS (1)
	Frontier Brevan Howard swap (U.S.)	$3,089,571	3.19%
	Frontier XXXIV Balanced select swap (U.S.)	10,340,801	10.66%
	Frontier XXXV Diversified select swap (U.S.)	5,728,465	5.91%
	Frontier XXXVII L/S select swap (U.S.)	482,309	0.50%
	Total Swaps	$19,641,146	20.26%
PRIVATE INVESTMENT COMPANIES (2)
	Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	6,425,315	6.63%
	Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	3,596,703	3.71%
	Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	6,081,449	6.27%
	Galaxy Plus Fund - QIM Feeder Fund (526) LLC	5,241,123	5.40%
	Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	7,655,851	7.89%
	Galaxy Plus Fund - Quest Fit Feeder Fund (517) LLC	1,326,605	1.37%
	Galaxy Plus Fund - Quest Feeder Fund (517) LLC	721,758	0.74%
	Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	1,480,334	1.53%
	Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	20,068,078	20.69%
	Galaxy Plus Fund - TT Feeder Fund (531) LLC	3,867,445	3.99%
	Galaxy Plus Fund - LRR Feeder Fund (522) LLC	1,143,628	1.18%
	Total Private Investment Companies	$57,608,289	59.40%

FACE VALUE		Fair Value	Fair Value
U.S. TREASURY SECURITIES
$8,269,000	US Treasury Note 6.875% due 08/15/2025 (Cost $10,985,078)	6,962,652	7.18%
	Total U.S. Treasury Securities	$6,962,652	7.18%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Consolidated Financial Statements, Note 4.
(2)	See Notes to Consolidated Financial Statements, Note 5.

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds
Consolidated Condensed Schedule of Investments
December 31, 2017

		Fair	% of Total Capital
Description		Value	(Net Asset Value)
LONG FUTURES CONTRACTS *
	Various base metals futures contracts (U.S.)	$1,088,822	0.96%
	Various currency futures contracts (Canada)	18,470	0.02%
	Various currency futures contracts (Europe)	27,263	0.02%
	Various currency futures contracts (Oceanic)	20,670	0.02%
	Various currency futures contracts (U.S.)	(52,460)	-0.05%
	Various energy futures contracts (U.S.)	513,613	0.45%
	Various energy futures contracts (Europe)	(11,873)	-0.01%
	Various interest rates futures contracts (Europe)	(118,226)	-0.10%
	Various interest rates futures contracts (Far East)	(4,756)	0.00%
	Various interest rates futures contracts (Oceanic)	(23,380)	-0.02%
	Various interest rates futures contracts (U.S.)	(25,875)	-0.02%
	Various precious metal futures contracts (U.S.)	18,190	0.02%
	Various soft futures contract (Europe)	(372)	0.00%
	Various soft futures contract (U.S.)	55,621	0.05%
	Various stock index futures contracts (Africa)	4,465	0.00%
	Various stock index futures contracts (Canada)	5,605	0.00%
	Various stock index futures contracts (Europe)	(104,638)	-0.09%
	Various stock index futures contracts (Far East)	96,403	0.08%
	Various stock index futures contracts (Oceanic)	2,815	0.00%
	Various stock index futures contracts (U.S.)	197,228	0.17%
	Total Long Futures Contracts	$1,707,585	1.50%
SHORT FUTURES CONTRACTS *
	Various base metals futures contracts (U.S.)	$(411,270)	-0.36%
	Various currency futures contracts (Europe)	(89,175)	-0.08%
	Various currency futures contracts (Far East)	(50,066)	-0.04%
	Various currency futures contracts (U.S.)	40,897	0.04%
	Various energy futures contracts (U.S.)	(77,171)	-0.07%
	Various interest rates futures contracts (Canada)	(4,439)	0.00%
	Various interest rates futures contracts (Europe)	(6,824)	-0.01%
	Various interest rates futures contracts (Oceanic)	1,509	0.00%
	Various interest rates futures contracts (U.S.)	104,111	0.09%
	Various precious metal futures contracts (U.S.)	(153,585)	-0.14%
	Various soft futures contract (U.S.)	93,576	0.08%
	Various soft futures contracts (Europe)	35,920	0.03%
	Various stock index futures contracts (U.S.)	(45,128)	-0.04%
	Total Short Futures Contracts	$(561,645)	-0.50%
CURRENCY FORWARDS *
	Various currency forwards contracts (NA)	$422,474	0.37%
	Total Currency Forwards	$422,474	0.37%
	Total Open Trade Equity (Deficit)	$1,568,414	1.37%
SWAPS (1)
	Frontier Brevan Howard swap (U.S.)	$3,094,367	2.72%
	Frontier XXXIV Balanced select swap (U.S.)	11,340,960	9.97%
	Frontier XXXV Diversified select swap (U.S.)	6,376,472	5.60%
	Frontier XXXVII L/S select swap (U.S.)	397,039	0.35%
	Total Swaps	$21,208,838	18.64%
PRIVATE INVESTMENT COMPANIES (2)
	Galaxy Plus Fund - Chesapeake Feeder Fund (518)	$1,774,375	1.56%
	Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	6,507,863	5.72%
	Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	3,759,970	3.31%
	Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	7,523,327	6.61%
	Galaxy Plus Fund - QIM Feeder Fund (526) LLC	6,607,668	5.81%
	Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	6,204,663	5.45%
	Galaxy Plus Fund - Quest Fit Feeder Fund (517) LLC	2,151,869	1.89%
	Galaxy Plus Fund - Quest Feeder Fund (517) LLC	759,647	0.67%
	Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	1,919,350	1.69%
	Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	23,045,760	20.26%
	Galaxy Plus Fund - TT Feeder Fund (531) LLC	5,195,266	4.57%
	Galaxy Plus Fund - LRR Feeder Fund (522) LLC	1,483,477	1.30%
	Total Private Investment Companies	$66,933,235	58.84%

FACE VALUE		Fair Value	Fair Value
U.S. TREASURY SECURITIES
$8,269,000	US Treasury Note 6.875% due 08/15/2025 (Cost $10,985,078)	10,887,786	9.57%
	Total U.S. Treasury Securities	$10,887,786	9.57%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Consolidated Financial Statements, Note 4.
(2)	See Notes to Consolidated Financial Statements, Note 5.

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds
Consolidated Statements of Operations
For the Three Months Ended March 31, 2018 and 2017 (unaudited)

	2018	2017

Investment income:
Interest - net	$60,326	$114,519

Total Income	60,326	114,519

Expenses:
Incentive Fees (rebate)	148,409	(117,901)
Management Fees	230,889	528,788
Risk analysis Fees	22,798	46,681
Service Fees - Class 1	465,780	743,983
Trading Fees	870,525	1,531,403

Total Expenses	1,738,401	2,732,954

Investment income/(loss) - net	(1,678,075)	(2,618,435)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(754,751)	2,104,185
Net unrealized gain/(loss) on private investment companies	(9,139,562)	3,738,486
Net realized gain/(loss) on private investment companies	844,793	2,423,425
Net change in open trade equity/(deficit)	(763,917)	(1,737,987)
Net unrealized gain/(loss) on swap contracts	1,532,308	(1,096,699)
Net realized gain/(loss) on U.S. Treasury securities	(288,824)	(934,648)
Net unrealized gain/(loss) on U.S. Treasury securities	(13,612)	1,136,654
Trading commissions	(18,998)	(70,015)

Net gain/(loss) on investments	(8,602,563)	5,563,401

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(10,280,638)	$2,944,966

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds
Consolidated Statements of Changes in Owners’ Capital
For the Three Months Ended March 31, 2018 (Unaudited)

	Managing	Limited
	Owner	Owners	Total

Owners’ Capital, December 31, 2017	1,159,984	112,604,281	113,764,265

Sale of Units (including transfers)	—	—	—
Redemption of Units (including transfers)	—	(6,502,692)	(6,502,692)
Net increase/(decrease) in Owners’
Capital resulting from operations	(104,909)	(10,175,729)	(10,280,638)

Owners’ Capital, March 31, 2018	$1,055,075	$95,925,860	$96,980,935

The consolidated Trust is not unitized as are the individual Series of the Trust

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2018 and 2017 (unaudited)

	2018	2017

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(10,280,638)	$2,944,966
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity	763,917	1,737,987
Net realized gain/(loss) on futures, forwards and options	—	—
Net unrealized (gain)/loss on swap contracts	(1,532,308)	1,096,699
Net unrealized (gain)/loss on U.S. Treasury securities	13,612	(1,136,654)
Net realized (gain)/loss on U.S. Treasuries securities	288,824	934,648
Net unrealized gain/(loss) on private investment companies	9,139,562	(4,980,602)
Net realized gain/(loss) on private investment companies	(844,793)	(1,181,309)
(Purchases) sales of:
(Purchases) of U.S. Treasury securities	(6,197,080)	—
Sales of U.S. Treasury securities	9,749,302	10,089,672
(Purchases) of Private Investment Companies	(13,480,163)	(12,500,000)
Sales of Private Investment Companies	14,510,340	22,843,672
Reduction of collateral in Swap contracts	3,100,000	—
U.S. Treasury interest and premium paid/amortized	70,478	271,301
Increase and/or decrease in:
Receivable from futures commission merchants	9,948,318	(2,049,656)
Interest receivable	168,264	565,020
Receivable from related parties	(11,636)	87,670
Other assets	(18,183)	(73,325)
Incentive fees payable to Managing Owner	95,373	—
Management fees payable to Managing Owner	85,339	(103,830)
Interest payable to Managing Owner	(8,604)	44,968
Trading fees payable to Managing Owner	(206,297)	507,096
Service fees payable to Managing Owner	127,561	(66,313)
Due from Managing Owner	475	—
Risk analysis fees payable	4,779	31,008
Payables to related parties	—	42,952
Other liabilities	(278,983)	120,908

Net cash provided by operating activities	15,207,457	19,226,878
Cash Flows from Financing Activities:

Proceeds from sale of capital	—	3,268,287
Payment for redemption of capital	(6,502,692)	(14,951,026)
Redemptions payable	(23,603)	(1,050,366)

Net cash used in financing activities	(6,526,295)	(12,733,105)

Net increase (decrease) in cash and cash equivalents	8,681,162	6,493,773

Cash and cash equivalents, beginning of period	2,695,377	4,747,043
Cash and cash equivalents, end of period	$11,376,539	$11,240,816

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds
Notes to Consolidated Financial Statements (Unaudited)

1.	Organization and Purpose

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

The Trust, with respect to each Series:

•	engages in the speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts), and may, from time to time, engage in cash and spot transactions;

•	allocates funds to a limited liability trading company or companies (“Trading Company” or “Trading Companies”) and Galaxy Plus entities (“Galaxy Plus”). Except as otherwise described in these notes, each Trading Company and Galaxy Plus entity has one-year renewable contracts with its own independent commodity trading advisor (s), or each, a Trading Advisor, that will manage all or a portion of such Trading Company’s and Galaxy Plus assets and make the trading decisions for the assets of each Series vested in such Trading Company and Galaxy Plus entity. Each Trading Company and Galaxy Plus entity will segregate its assets from any other Trading Company and Galaxy Plus entity;

•	maintains separate, distinct records for each Series, and accounts for the assets of each Series separately from the other Series;

•	calculates the Net Asset Value (“NAV”) of its Units for each Series separately from the other Series;

•	has an investment objective of increasing the value of each Series’ Units over the long term (capital appreciation), while managing risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments;

•	maintains each Series of Units in three to seven sub-classes—Class 1, Class 1AP, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of Frontier Diversified Fund, Frontier Masters Fund, and Frontier Long/Short Commodity Fund are charged a service fee of up to two percent (2.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to two percent (2.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to two percent (2.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. Investors who have purchased Class 1 or Class 1a Units of Frontier Balanced Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Winton Fund are charged a service fee of up to three percent (3.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to selling agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Frontier Diversified Fund, and Frontier Masters Fund or Class 2a Units of the Frontier Long/Short Commodity Fund sold until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series. Class 1AP was created as a sub-class of Class 1 and it has been presented separately because the fees applicable to it are different from those applicable to Class 1. Currently the service fee is not charged to Class 1AP investors. The Managing Owner may also pay selling agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such selling agents; and

•	all payments made to selling agents who are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and their associated persons that constitute underwriting compensation will be subject to the limitations set forth in Rule 2310(b)(4)(B)(ii) (formerly Rule 2810(b)(4)(B)(ii)) of the Conduct Rules of FINRA (“Rule 2310”). An investor’s Class 1 Units or Class 2 Units of any Series, or Class 1a Units or Class 2a Units of the Frontier Long/Short Commodity Fund or Frontier Balanced Fund will be classified as Class 3 or Class 3a Units of such Series, as applicable, when the Managing Owner determines that the fee limitation set forth in Rule 2310 with respect to such Units has been reached or will be reached. The service fee limit applicable to each unit sold is reached upon the earlier of when (i) the aggregate initial and ongoing service fees received by the selling agent with respect to such unit equals 9% of the purchase price of such unit or (ii) the aggregate underwriting compensation (determined in accordance with FINRA Rule 2310) paid in respect of such unit totals 10% of the purchase price of such unit. No service fees are paid with respect to Class 3 or Class 3a Units. Units of any Class in a Series may be redeemed, in whole or in part, on a daily basis, at the then current NAV per Unit for such Series on the day of the week after the date the Managing Owner is in receipt of a redemption request for at least one (1) Business Day to be received by the Managing Owner prior to 4:00 PM in New York.

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

As of March 31, 2018, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund Frontier Winton Fund and Frontier Heritage Fund separates Units into a maximum of three separate Classes- Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Balanced Fund separates Units into a maximum of five separate Classes—Class 1, Class 1AP, Class 2, Class 2A and Class 3A. The Trust, with respect to the Frontier Long/Short Commodity Fund separates Units into a maximum of five separate Classes—Class 1A, Class 2A, Class 2, Class 3A and Class 3. Between April 15, 2016 and May 10, 2017, a portion of the interests in Frontier Trading Company I, LLC and all of the interests in Frontier Trading Company VII, LLC, Frontier Trading Company XV, LLC, and Frontier Trading Company XXIII LLC held by Frontier Diversified Fund, Frontier Masters Fund, Frontier Select Fund, Frontier Balanced Fund and Frontier Long/Short Commodity Fund were exchanged for equivalent interests in the Galaxy Plus Managed Account Platform (“Galaxy Plus”) which is an unaffiliated, third-party managed account platform. The assets of Frontier Trading Company I, LLC, which included exposure to Quantmetrics Capital Management LLP’s Multi-Strategy Program, Quantitative Investment Management, LLC’s Quantitative Global Program, Quest Partners LLC’s Quest Tracker Index Program, and Doherty Advisors LLC’s Relative Value Moderate Program, the assets of Frontier Trading Company VII, LLC, which included exposure to Emil van Essen LLC’s Multi-Strategy Program, Red Oak Commodity Advisors, Inc.’s Fundamental Diversified Program, Rosetta Capital Management, LLC’s Rosetta Trading Program, and Landmark Trading Company’s Landmark Program, the assets of Frontier Trading Company XV, LLC, which included exposure to Transtrend B.V.’s TT Enhanced Risk (USD) Program, and the assets of Frontier Trading Company XXIII, LLC which included exposure to Fort L.P.’s Global Contrarian Program have been transferred to individual Delaware limited liability companies (“Master Funds”) in Galaxy Plus. Each Master Fund is sponsored and operated by Gemini Alternative Funds, LLC (“Sponsor”). The Sponsor has contracted with the Trading Advisors to manage the portfolios of the Master Funds pursuant to the advisors’ respective program. For those Series that invest in Galaxy Plus, approximately 30-70% of those Series assets are used to support the margin requirements of the Master Funds. The remaining assets of the Series are split between investments in Trading Companies and a pooled cash management account that invests primarily in U.S. Treasury securities. For those Series that do not invest in Galaxy Plus, their assets are split between investments in Trading Companies and investments in the pooled cash management account.

As of March 31, 2018, Frontier Winton Fund has invested a portion of its assets in a single Trading Company, and a single Trading Advisor manages 100% of the assets invested in such Trading Company. Each of the remaining Series has invested a portion of its assets in several different Trading Companies or Galaxy Plus entities and one or more Trading Advisors may manage the assets invested in such Trading Companies or Galaxy Plus entities.

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

Consolidation—The Series, through investing in the Trading Companies and Galaxy Plus, authorize certain Trading Advisors to place trades and manage assets at pre-determined investment levels. The Trading Companies were organized by the Managing Owner for the purpose of investing in commodities interests and derivative instruments, and have no operating income or expenses, except for trading income and expenses and a risk analysis fee (for closed Series only), all of which is allocated to the Series, if consolidated by a Series. Galaxy Plus is a series of Delaware limited liability companies, sponsored by Gemini Alternative Funds, LLC, that create exposure to a variety of third party professional managed futures and foreign exchange advisors. Galaxy Plus is available to qualified high-net-worth individuals and institutional investors. Investment interests in Galaxy Plus entities are accounted for using net asset value as the practical expedient, which approximates fair value. Fair value represents the proportionate share of the Trust’s interest in the NAV in the Galaxy Plus entities. The equity interest held by Trust is shown as investments in private investment companies in the statements of financial condition. The income or is shown in the statements of operations as net unrealized gain/(loss) on private investment companies. The Trading Companies and Series of the Trust are consolidated by the Trust.

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

Interest Income—U.S. Treasury Securities are pooled for purposes of maximizing returns on these assets to investors of all Series. Interest income from pooled cash management assets is recognized on the accrual basis and allocated daily to each Series based upon its daily proportion of ownership of the pool. Aggregate interest income from all sources, including U.S. Treasuries and assets held at a futures commission merchant (“FCM”), of up to two percentage points of the aggregate percentage yield (annualized) of net asset value less any fair market value related to swaps, is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Winton Fund, Frontier Select Fund, and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a, Class 3a only), Frontier Masters Fund, and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a) 100% of the interest is retained by the respective Series. All interest not paid to the Managing Owner is interest income to the Series, and shown net on the statement of operations.

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

Receivable from Futures Commission Merchants—The Trust deposits assets with a FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of March 31, 2018 included restricted cash for margin requirements of $1,838,199 for the Frontier Trading Company I LLC and $3,693,894 for Frontier Trading Company II LLC.

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

Fees and Expenses—All management fees, incentive fees, service fees risk analysis fee (for closed Series only) and trading fees of the Trust, with respect to the Series, are paid to the Managing Owner. It is the responsibility of the Managing Owner to pay all Trading Advisor management and incentive fees, selling agent service fees and all other operating expenses and continuing offering costs of the Trust, with respect to the Series. Only management fees and incentive fees related to assets allocated through Trading Companies are included in expense on the Statement of Operations. The Series are all charged management and incentive fees on the asset allocated through the Galaxy Plus entities. Those fees are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. The Series are also charged management and incentive fees on assets allocated to swaps. Such fees are embedded in the fair value of the swap and are included in net unrealized gain (loss) on swap contracts on the Statements of Operations. Certain Series are also changed a risk analysis fee (for closed Series only) based on a percentage of nominal assets. Such fee is paid to a third party.

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

The following table summarizes the instruments that comprise the Trust financial asset portfolio, by Series, measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value.

March 31, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$776,391	$28,106	$—	$804,497
Swap Contracts	—	—	19,641,146	19,641,146
U.S. Treasury Securities	6,962,652	—	—	6,962,652

	Total
December 31, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$1,145,940	$422,474	$—	$1,568,414
Swap Contracts	—	—	21,208,838	21,208,838
U.S. Treasury Securities	10,887,786	—	—	10,887,786

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the statements of operations.

For the Three
months ended
March 31, 2018

Balance of recurring Level 3 assets as of January 1, 2018	21,208,838
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	1,532,308
Proceeds from collateral reduction	(3,100,000)
Purchase of investments	—
Sale of investments	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of March 31, 2018	19,641,146

For the Year ended
December 31, 2017

Balance of recurring Level 3 assets as of January 1, 2017	$40,189,178
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	(402,290)
Proceeds from collateral reduction	(18,578,050)
Purchase of investments	—
Sale of investments	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of December 31, 2017	$21,208,838

The Trust assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Trust’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the three months ended March 31, 2018, the Trust did not transfer any assets between Levels 1, 2 and 3.

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at March 31, 2018:

Swap contracts	$1,532,308

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2017:

Swap contracts	$(402,290)

4.	Swaps Contracts

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of March 31, 2018 and December 31, 2017, approximately 4.0% or $4,284,450 and 3.80% or $4,284,450, respectively, of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain swaps and is recorded as Swap Contracts, at fair value on the Statements of Financial Condition of the Trust. This cash held with the counterparty is not restricted.

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

The Trust had invested in the following swap contracts as of and for the three months ended March 31, 2018:

	XXXIV Balanced select swap	XXXV Diversified select swap	XXXVII L/S select swap	Brevan Howard
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$13,373,629	$4,651,155	$653,610	$2,072,056
Termination Date	8/2/2018	8/2/2018	8/7/2018	4/18/2018
Cash Collateral	$86,000	$86,000	$29,950	$982,500
Swap Value	$10,254,801	$5,642,465	$452,359	$2,107,071
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	$999,842	$451,993	$85,270	($4,796)
Fair Value as of 3/31/2018	$10,340,801	$5,728,465	$482,309	$3,089,571
Advance on swap appreciation	($4,926,555)	($2,500,000)	($115,000)	($1,900,000)

The Trust had invested in the following swap contracts as of and for the year ended December 31, 2017:

	XXXIV Balanced select swap	XXXV Diversified select swap	XXXVII L/S select swap	XXXIX Brevan Howard
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap

Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$13,373,629	$4,651,155	$653,610	$2,072,056
Termination Date	8/2/2018	8/2/2018	8/7/2018	3/26/2018
Cash Collateral	$2,086,000	$1,186,000	$29,950	$982,500
Swap Value	$9,254,959	$5,190,472	$367,089	$2,111,867
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	($84,491)	($47,375)	$26,621	($297,047)
Fair Value as of 12/31/2017	$11,340,959	$6,376,472	$397,039	$3,094,367
Advance on swap appreciation	($4,926,555)	($2,500,000)	($115,000)	($1,900,000)

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

The following table summarizes the Trust’s equity in earnings from each of the private investment companies during the three months ended March 31, 2018 and 2017:

		Three Months Ended March 31, 2018				Three Months Ended March 31, 2017
	Trading	Realized	Change in	Net Income	Trading	Realized	Change in	Net Income
	Commissions	Gain/(Loss)	Unrealized	(Loss)	Commissions	Gain/(Loss)	Unrealized	(Loss)
			Gain/(Loss)				Gain/(Loss)

Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(49,914)	(71,608)	(87,591)	(209,113)	(40,195)	(276,580)	232,246	(84,529)
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	—	(76,396)	68,413	(7,983)	(88,375)	(272,874)	687,276	326,027
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(26,783)	(433,944)	62,280	(398,447)	(52,101)	104,752	(4,815)	47,836
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(242,357)	1,839,882	(1,824,122)	(226,597)	(748,160)	872,537	1,581,310	1,705,687
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(29,780)	(624,013)	106,684	(547,109)	(88,403)	767,272	511,936	1,190,805
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	—	—	146,610	146,610	—	—	(512,105)	(512,105)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(57,285)	(1,369,079)	(538,899)	(1,965,263)	(1,574,207)	6,506,608	(913,835)	4,018,566
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	(67,063)	114,702	(8,659)	38,980	(168,161)	684,868	352,067	868,774
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(14,370)	24,498	(44,246)	(34,118)	(41,009)	566,048	(1,262,752)	(737,713)
Galaxy Plus Fund - Quest FIT Feeder Fund (535) LLC	—	—	(27,611)	(27,611)	(59,844)	(299,382)	(351,627)	(710,853)
Galaxy Plus Fund - TT Feeder Fund (531) LLC	(75,103)	(197,579)	(405,904)	(678,586)	—	—	—	—
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(299,641)	(4,386,243)	300,352	(4,385,532)	(31,721)	45,781	35,356	49,416

Total	$(862,296)	$(5,179,780)	$(2,252,693)	$(8,294,769)	(2,892,176)	$8,699,030	$355,057	$6,161,911

The Trust’s investments in private investment companies have certain redemption and liquidity restrictions which are described in the following table:

	Redemptions	Redemptions	Liquidity
	Notice Period	Permitted	Restrictions
Frontier Funds
Multi-Strategy
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	24 hours	Daily	None
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None
Galaxy Plus Fund - TT Feeder Fund (531) LLC	24 hours	Weekly	None
Option Trading
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	24 hours	Daily	None

6.	Transactions with Affiliates

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

Expenses

Management Fees—Each Series of Units pays to the Managing Owner a monthly management fee equal to a percentage of the notional assets of such Series allocated to Trading Companies, calculated on a daily basis. The percentage basis of the fees varies and are in line with the amounts being disclosed below. In addition, the Managing Owner receives a monthly management equal to a certain percentage of the assets in the Galaxy Plus entities attributable to such Series’ (including notional assets), calculated on a monthly basis. The management fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. The total amount of assets of a Series allocated to Trading Advisors and/or reference programs, including (i) actual funds deposited in accounts directed by the Trading Advisors or deposited as margin in respect of swaps or other derivative instruments referencing a reference program plus (ii) any notional equity allocated to the Trading Advisors and any reference programs, is referred to herein as the “notional assets” of the Series. The annual rate of the management fee is: 0.5% for the Frontier Balanced Fund Class 1, Class 2 and Class 3, 1.0% for the Frontier Balanced Fund Class 1AP, Class 2a and Class 3a, 2.0% for the Frontier Winton Fund, Frontier Long/Short Commodity Fund Class 1a, Class 2a and Class 3a and Frontier Masters Fund, 0.75% for Frontier Diversified Fund, 2.5% for the Frontier Heritage Fund and Frontier Select Fund, and 3.5% for the Frontier Long/Short Commodity Fund Class 1, Class 2 and Class 3. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) and/or waive (up to the percentage specified) any such management fee to the extent any related management fee is paid by a trading company or estimated management fee is embedded in a swap or other derivative instrument. Any management fee embedded in a swap or other derivative instrument may be greater or less than the management fee that would otherwise be charged to the Series by the Managing Owner. As of the date of this report, for a Series that has invested in a swap, the Managing Owner or Trading Advisor(s) do not receive any management fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. As of March 31, 2018, the range of management fees embedded based on fair value of swaps in (i) swaps owned by Frontier Diversified Fund was 1.00% per annum, (ii) swaps owned by Frontier Balanced Fund was 1.00% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 1.50% per annum, and (iv) swaps owned by Frontier Heritage Fund was 1.00% per annum, and the Managing Owner has waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. These embedded management fees may be higher or lower in the future.

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

Trading Fees— In connection with each Series’ trading activities the Frontier Balanced Fund, Frontier Select Fund, Frontier Winton Fund and Frontier Heritage Fund pays to the Managing Owner a FCM Fee of up to 2.25% per annum of notional assets allocated to the trading advisors, including through investments in commodity pools available on the Galaxy Plus Platform, and any reference programs of the applicable Series. The Frontier Diversified Fund, Frontier Long/Short Commodity Fund and Frontier Masters Fund pays to the Managing Owner a FCM Fee of up to 2.25% of notional assets allocated to the trading advisors, including through investments in commodity pools available on the Galaxy Plus Platform, and a custodial/due diligence fee of 0.12% of such Series’ NAV, calculated daily.

Incentive Fees— Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated in the Trading Companies by such Series, monthly or quarterly. In addition, the Managing Owner receives a quarterly incentive fee of a certain percentage of new net trading profits generated in the Galaxy Plus entities that have been allocated to the Series. The incentive fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. Because the Frontier Balanced Fund, Frontier Diversified Fund, Frontier Masters Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Long/Short Commodity Fund may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Frontier Balanced Fund and the Frontier Diversified Fund and 20% for the Frontier Winton Fund, Frontier Heritage Fund, Frontier Select Fund, Frontier Long/Short Commodity Fund and Frontier Masters Fund. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series. As of the date of this report, for a Series that has invested in a swap, the Managing Owner or Trading Advisor(s) do not receive any incentive fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. As of March 31, 2018, the range of incentive fees as a percentage of net new trading profits on swaps embedded in (i) swaps owned by Frontier Diversified Fund was 20-25% per annum, (ii) swaps owned by Frontier Balanced Fund was 20-25% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 25% per annum, and (iv) swaps owned by Frontier Heritage Fund was 15% per annum, and the Managing Owner has waived the entire incentive fee due to it from those Series in respect of such Series’ investment in swaps.

These embedded incentive fees may be higher or lower in the future.

Service Fees—In addition, with respect to Class 1 and Class 1a Units of each Series of the Trust, as applicable, the Series pays monthly or quarterly to the Managing Owner a service fee of up to 3% and 2% annually, for the closed Series and open Series, respectively, which the Managing Owner pays to selling agents of the Trust.

As of March 31, 2018, the Trust had a payable to the Managing Owner in the amounts of $148,409, $176,311, $17,403, $128,188, and $276,006 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

As of December 31, 2017, the Trust had a payable to the Managing Owner in the amounts of $53,036, $90,972, $26,007, $334,485 and $148,445 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

For the three months ended March 31, 2018 the Trust paid the Managing Owner $148,409, $230,889, $465,780 and $870,525 for incentive fees, management fees, service fees, and trading fees, respectively.

For the three months ended March 31, 2017, the Trust paid the Managing Owner $(117,901), $528,788, $743,983 and $1,531,403 for incentive fees, management fees, service fees, and trading fees, respectively.

With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed therefore by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk and enjoys the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months. For the three months ended March 31, 2018 and 2017, amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees were $0 and $0, respectively.

Aggregate interest income from all sources, including U.S. Treasury Securities assets net of premiums and cash held at clearing brokers, of up to the first 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Winton Fund, Frontier Select Fund, and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a, Class 3a only), Frontier Masters Fund, and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a) 100% of the interest is retained by the respective Series. During the three months ended March 31, 2018 and 2017, the Trust paid $55,400 and $119,704, respectively of such interest income to the Managing Owner. Such amounts are not included in the consolidated statements of operations of the Trust. All other interest income is recorded by the Trust on the consolidated statements of operations.

7.	Financial Highlights

The following information presents the financial highlights of the Trust for the three months ended March 31, 2018 and 2017. This data has been derived from the information presented in the consolidated financial statements.

Three months ended
	2018	2017

Ratios to average net assets (1)
Net investment gain/(loss) (1)	-5.99%	10.28%
Expenses before incentive fees (3)	6.08%	5.38%
Expenses after incentive fees (3)	6.22%	5.33%

Total return before incentive fees (2)	-9.55%	1.32%
Total return after incentive fees (2)	-9.69%	1.37%

(1)	Annualized with the exception of incentive fees.
(2)	Total returns are not annualized.
(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Consolidated Statements of Operations of the Trust. See footnore 5.

The Trust financial highlights are calculated based upon the Trust’s consolidated financial statements. The consolidated Trust does not issue units and therefore the financial highlights do not disclose any unitized data.

8.	Derivative Instruments and Hedging Activities

The Trust’s primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trust does not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trust’s derivatives by instrument types as of March 31, 2018 and December 31, 2017 is included in the Consolidated Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trust’s positions in swap contracts.

For the three months ended March 31, 2018 March 31, 2017, the monthly average of forwards, options and futures contracts bought was approximately 1,348 and 8,519, respectively and sold was approximately 1,217 and 8,311, respectively.

The following tables summarize the trading revenues for the three months ended March 31, 2018 and 2017 by sector:

Realized Trading Revenue from Futures, Forwards and Options
for the Three Months Ended March 31, 2018 (1)

Type of contract

Metals	$175,869
Currencies	(333,820)
Energies	(258,495)
Agriculturals	(164,058)
Interest rates	(178,994)
Stock indices	4,746

Realized trading income/(loss)(1)	$(754,751)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended March 31, 2018 (2)

Type of contract

Metals	$(589,655)
Currencies	(270,575)
Energies	30,389
Agriculturals	42,190
Interest rates	312,483
Stock indices	(288,750)

Change in unrealized trading income/(loss)(2)	$(763,917)

(1)	In the Consolidated Statement of Operations under net realized gain/(loss) on futures, forwards and options
(2)	In the Consolidated Statement of Operations under net change in open trade equity (deficit), at fair value.

Realized Trading Revenue from Futures, Forwards and Options
for the Three Months Ended March 31, 2017 (1)

Type of contract

Metals	$(714,130)
Currencies	64,078
Energies	(816,579)
Agriculturals	(602,573)
Interest rates	(827,486)
Stock indices	5,000,875

Realized trading income/(loss)(1)	$2,104,185

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended March 31, 2017 (2)

Type of contract

Metals	$6,346
Currencies	(503,572)
Energies	(296,350)
Agriculturals	231,741
Interest rates	(791,598)
Stock indices	(384,554)

Change in unrealized trading income/(loss)(2)	$(1,737,987)

(1)	In the Consolidated Statement of Operations under net realized gain/(loss) on futures, forwards and options
(2)	In the Consolidated Statement of Operations under net change in open trade equity (deficit), at fair value.

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

The following tables present gross and net information about the Trust’s assets and liabilities subject the master netting arrangements as disclosed on the consolidated statements of financial condition as of March 31, 2018 and December 31, 2017:

As of March 31, 2018			Net Amounts
		Gross Amounts	Presented in the
		offset in the	Consolidated
	Gross Amounts	Consolidated	Statements of
	of recognized	Statements of	Financial
	Derivative Assets	Financial Condition	Condition

Open Trade Equity/(Deficit)	$1,884,578	$(1,080,081)	$804,497
Swap Contracts	19,641,146	—	19,641,146

As of December 31, 2017			Net Amounts
		Gross Amounts	Presented in the
		offset in the	Consolidated
	Gross Amounts	Consolidated	Statements of
	of recognized	Statements of	Financial
	Derivative Assets	Financial Condition	Condition

Open Trade Equity/(Deficit)	$2,758,014	$(1,189,600)	$1,568,414
Swap Contracts	21,208,838	—	21,208,838

9.	Trading Activities and Related Risks

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

The Trust has entered into agreements, which provide for the indemnification of futures clearing brokers, and commodity trading advisers, among others, against losses, costs, claims and liabilities arising from the performance of their individual obligations under such agreements, except for gross negligence, bad faith or willful misconduct. The Trust has had no prior claims or payments pursuant to these agreements. The Trust’s individual maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred. However, based on experience the Trust expects the risk of loss to be remote. Maximum exposure is unfulfilled obligations of the Trust up to the amount of equity at risk with Morgan Stanley & Co. LLC. The Trust has not recorded any liability for the guarantees in the accompanying financial statements as it expects any possibility of losses to be remote. The Trust has not recorded any liability for the indemnifications in the accompanying financial statements as it expects any possibility of losses to be remote.

11.	Subsequent Events

Effective January 1, 2018, Chesapeake Capital Corporation no longer serves as a Trading Advisor to the Trust.

On April 11, 2018, the swap terminating on April 18, 2018 was extended to March 27, 2023.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis contain forward-looking statements about the Managing Owner’s expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our results could differ materially from the results anticipated by our forward-looking statements as a result of many known or unknown factors, including, but not limited to, those factors discussed in “Risk Factors.” See also the “Special Note About Forward-Looking Statements” set forth at the beginning of this report.

The following discussion and tables should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this quarterly report and our 2017 Annual Report on Form 10-K for the year ended December 31, 2017.

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

All management fees, incentive fees, service fees, risk analysis fee (for closed Series only) and trading fees of the Trust are paid to the Managing Owner. It is the responsibility of the Managing Owner to pay all Trading Advisor management and incentive fees, selling agent service fees and all other operating expenses and continuing offering costs of the Trust. Only management fees and incentive fees related to assets allocated through Trading Companies are included in expense on the Statement of Operations. The Series are all charged management and incentive fees on the assets allocated through the Galaxy Plus entities. Those fees are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. As of the date of this report, for a Series that has invested in a swap, the Managing Owner or Trading Advisor(s) do not receive any incentive fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. As of March 31, 2018, the range of incentive fees embedded in (i) swaps owned by Frontier Diversified Fund was 20-25% per annum, (ii) swaps owned by Frontier Balanced Fund was 20-25% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 25% per annum, and (iv) swaps owned by Frontier Heritage Fund was 15% per annum, and the Managing Owner has waived the entire incentive fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded incentive fee was accrued based on the net new trading profits of the swap. The Series are also charged management and incentive fees on assets allocated to swaps. Such fees are embedded in the fair value of the swap and are included in net unrealized gain (loss) on swap contracts on the Statements of Operations. Embedded in the swap fair value is management and incentive fees being paid to Trading Advisors. As of March 31, 2018, the management fees and range of incentive fees by Trading Company were as follows:

Trading Company	Management Fee	Incentive Fee
Frontier Trading Company XXXIV LLC	1%	20-25%
Frontier Trading Company XXXV LLC	1%	20-25%
Frontier Trading Company XXXVII LLC	1.5%	25%
Frontier Trading Company XXXIX LLC	1%	15%

For further discussion of fees paid by the Trust, see Item 1-Notes 2 and 6 “Significant Accounting Policies” and “Transactions with Affiliates”, respectively, in the Notes to Financial Statements (unaudited)

Critical Accounting Policies and Estimates

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

Major Commodity Trading Advisor	Trading System Style	Accessed Through

Aspect Capital Limited	Systematic	Galaxy Plus
Beach Horizon	Systematic	Trading Company
BH-DG Systematic Trading LLP	Systematic	Swap
Crabel Capital Partners LLPC	Systematic	Swap
Doherty Advisors, LLC	Discretionary	Galaxy Plus
Emil Van Essen, LLC	Discretionary	Galaxy Plus
Fort, L.P.	Systematic	Galaxy Plus
H2O Asset Management	Systematic	Swap
J E Moody & Company	Systematic	Swap
Landmark Trading Company	Discretionary	Galaxy Plus
Quantitative Investment Management, LLC	Systematic	Galaxy Plus
Quantmetrics Capital Management LLP	Systematic	Galaxy Plus
Quest Partners LLC	Systematic	Galaxy Plus
Red Oak Commodity Advisors, Inc.	Discretionary	Galaxy Plus
Rosetta Capital Management, LLC	Discretionary	Galaxy Plus
Transtrend B.V.	Systematic	Galaxy Plus
Welton Investment Partners LLC	Systematic	Galaxy Plus
Winton Capital Management Ltd.	Systematic	Trading Company

As of March 31, 2018, the allocation of the assets of each applicable Series of the Trust between the Trading Advisors was as follows:

Allocation as of March 31, 2018 (expressed as a percentage of aggregate notional exposure to commodity trading programs)

		Frontier
	Frontier	Long/Short	Frontier	Frontier		Frontier	Frontier
	Diversified	Commodity	Masters	Balanced	Frontier	Winton	Heritage
Advisor	Fund	Fund	Fund	Fund	Select Fund	Fund	Fund
Aspect Capital Limited	3%	—	—	4%	—	—	—
Beach Horizon	—	—	—	4%	—	—	—
BH-DG Systematic Trading LLP	—	—	—	—	19%	—	16%
Crabel Capital Partners, LLPC	5%	—	—	4%	—	—	—
Doherty	5%	—	—	4%	—	—	—
Emil Van Essen, LLC	11%	28%	27%	10%	—	—	—
Fort, L.P.	11%	—	—	12%	—	—	—
H2O Asset Management	13%	—	—	16%	—	—	—
J E Moody & Company		13%	—	—	—	—	—
Landmark	1%	3%	—	1%	—	—	—
Quantitative Investment Management, LLC	13%	—	—	13%	—	—	—
Quantmetrics Capital Management LLP	8%	—	—	7%	—	—	—
Quest Partners LLC	3%	—	—	1%	—	—	—
Red Oak Commodity Advisors, Inc.	—	5%	—	—	—	—	—
Rosetta Capital Management, LLC	—	26%	—	—	—	—	—
Transtrend B.V.		—	16%	—	35%	—	—
Welton Investment Partners LLC	14%	25%	25%	13%	46%	—	40%
Winton Capital Management Ltd.	13%	—	32%	11%	—	100%	44%

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At March 31, 2018, cash deposited at the clearing brokers was $11,376,539 for the Trust. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each month. Currently, with the Federal Funds target rate at 1.25% to 1.50%, this amount is estimated to be 1.25%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds and time deposits. Aggregate interest income from all sources, including assets held at clearing brokers, of up to 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Winton Fund, Frontier Select Fund, and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a, Class 3a only), Frontier Masters Fund and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 20% of the total interest allocated to the Series was paid to the Managing Owner from January 1, 2017 through April 28, 2017; thereafter 100% of the interest is retained by the respective Series. The amount reflected in the financial statements for the Trust and Series are disclosed on a net basis. Due to some classes not exceeding the 2% paid to the Managing Owner, amounts earned by those classes may be zero.

Approximately 10% to 30% of the Trust’s assets are expected to be committed as required margin for futures contracts and forwards and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations there under. Approximately 2% to 6% of the Trust’s assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 64% to 88% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. federally chartered banks. As of March 31, 2018, total cash and cash equivalents held at banking institutions were $814,242 for the Frontier Diversified Fund, $537,675 for the Frontier Long/Short Commodity Fund, $1,174,917 for the Frontier Masters Fund, $2,359,539 for the Frontier Balanced Fund, $348,711 for the Frontier Select Fund, $5,489,764 for the Frontier Winton Fund, and $651,692 for the Frontier Heritage Fund.

As a commodity pool, the Trust has large cash positions. Such cash positions are used to pay margin for the trading of futures, forwards and options, and also to pay redemptions. Generally, the Trust has not been forced to liquidate positions to fund redemptions. During the three months ended March 31, 2018, the Trust was able to pay all redemptions.

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

Results of Operations

Series Returns and Other Information

The returns for each Series and Class of Units for the three months ended March 31, 2018 and 2017, and related information, are discussed below. The activities of the Trust on a consolidated basis are explained through the activity of the underlying Series. Please refer to the discussion of the Series activities in relation to the Trust on a consolidated basis.

Each Series had exposure to commodity interest positions within one or more sectors during the three months ended March 31, 2018 and 2017. The performance of each Series was impacted over the course of the periods by, among other things, the relative performance of the relevant sector or sectors and the commodities within those sectors, the changing allocations among, and the specific positions taken by the Series’ Trading Advisors in, the relevant sector(s) and commodities, and the timing of entries and exits. For certain of the Series, a sector attribution chart has been included at the end of the relevant discussion. Each chart depicts the performance of the relevant Series’ positions within each of the relevant sectors (determined by the Managing Owner using monthly gross return and NAV figures, with various adjustments to net out a proportional allocation of the fees and expenses chargeable to the Series) during the periods presented.

Three months ended March 31, 2018 Compared to Three Months Ended March 31, 2017.

Frontier Diversified Fund

2018

The Frontier Diversified Fund—Class 1 NAV lost 8.49% and gained 2.47%, respectively, for the three months ended March 31, 2018 and 2017, net of fees and expenses; the Frontier Diversified Fund—Class 2 NAV lost 8.08% and gained 2.86%, respectively for the three months ended March 31, 2018 and 2017, net of fees and expenses; the Frontier Diversified Fund—Class 3 NAV lost 8.03% and gained 2.93%, respectively for the three months ended March 31, 2018 and 2017.

For the three months ended March 31, 2018, the Frontier Diversified Fund recorded net loss on investments of $1,514,894 net investment loss of $187,092, net investment income of $7,617 and total expenses of $194,709 resulting in a net decrease in Owners’ capital from operations of $1,701,986. The net investment loss reflected a deduction of $45,819 as total realized embedded fees in swaps. Of this amount, $0 in management fees and $0 in incentive fees were payable to the Managing Owner and $20,840 in management fees and $24,979 in incentive fees were payable to the Trading Advisor(s). The NAV per Unit, Class 1, decreased from $116.41 at December 31, 2017 to $106.54 as of March 31, 2018. The NAV per Unit, Class 2, decreased from $135.19 at December 31, 2017 to $124.26 as of March 31, 2018. The NAV per Unit, Class 3 decreased from $125.68 at December 31, 2017 to $115.59 as of March 31, 2018. Total Class 1 subscriptions and redemptions for the period were $0 and $213,456 respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $529,912, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $302,632, respectively. Ending capital at March 31, 2018 was $1,919,307 for Class 1, $8,350,387 for Class 2 and $8,449,007 for Class 3. Ending capital at December 31, 2017 was $2,332,222 for Class 1, $9,632,746 for Class 2 and $9,501,719 for Class 3.

The Frontier Diversified Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Two of the six sectors traded in the Frontier Diversified Fund was profitable in Q1 2018 and two of the six were profitable YTD. Energies and Interest Rates was profitable for Q1 2018 while Metals, Currencies, Agriculturals, and Stock Indicies finished negative for the quarter. Energies and Interest Rates was profitable for YTD while Metals, Currencies, Agriculturals, and Stock Indicies finished negative YTD

In terms of major CTA performance Crabel, Emil Van Essen, H20 and Quantmetrics finished positive for the quarter. Aspect, Crabel, Fort, Quest, Welton, and Winton were negative for the quarter

Emil Van Essen, Fort, H20, and QIM Crabel, Emil Van Essen, H20 and Quantmetrics were positive YTD while Aspect, Crabel, Fort, Quest, Welton, and Winton were negative YTD.

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

One of the six sectors traded in the Frontier Diversified Fund was profitable in Q1 2017. Stock Indices was profitable while Metals, Currencies, Energies, Agriculturals, and Interest Rates finished negative for the quarter.

In terms of major CTA performance Chesapeake, Emil Van Essen, Fort LP, QIM, Quantmetrics and Winton finished positive for the quarter.

Frontier Masters Fund

2018

The Frontier Masters Fund—Class 1 NAV lost 14.33% and gained 0.27% for the three months ended March 31, 2018 and 2017 net of fees and expenses; the Frontier Masters Fund —Class 2 NAV lost 13.96% and gained 0.68% for the three months ended March 31, 2018 and 2017, net of fees and expenses; the Frontier Masters Fund—Class 3 NAV lost 13.91% and gained 0.74% for the three months ended March 31, 2018 and 2017, net of fees and expenses.

For the three months ended March 31, 2018, the Frontier Masters Fund recorded net loss on investments of $1,462,847, net investment loss of $172,947, and total expenses of $181,366, resulting in a net decrease in Owners’ capital from operations of $1,635,794. The NAV per Unit, Class 1, decreased from $114.74 at December 31, 2017 to $98.30 as of March 31, 2018. The NAV per Unit, Class 2, decreased from $133.27 at December 31, 2017 to $114.67 as of March 31, 2018. The NAV per Unit, Class 3, decreased from $124.40 at December 31, 2017 to $107.10 as of March 31, 2018. Total Class 1 subscriptions and redemptions for the period were $0 and $87,730, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $461,827, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $645,784, respectively. Ending capital at March 31, 2018 was $2,422,157 for Class 1, $2,574,6005 for Class 2 and $4,129,248 for Class 3. Ending capital at December 31, 2017 was $2,913,542 for Class 1, $3,538,600 for Class 2 and $5,504,998 for Class 3.

The Frontier Masters Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

None of the six sectors traded in the Frontier Masters Fund was profitable in Q1 2018 and all of the six were negative YTD.

In terms of major CTA performance Emil Van Essen finished positive for the quarter. Winton, Transtrend, and Welton were negative for the quarter

Emil Van Essen was positive YTD while Transtrend, Welton, and Winton were negative YTD.

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

Two of the six sectors traded in Frontier Masters Fund were profitable in Q1 2017. Energies and Stock Indices were positive while Metals, Currencies, Agriculturals and Interest Rates were negative for the quarter.

In terms of major CTA performance, Emil Van Essen was profitable, while Chesapeake, Transtrend and Winton were negative for the quarter

Frontier Long/Short Commodity Fund

2018

The Frontier Long/Short Commodity Fund—Class 2 NAV lost 2.91% and gained 2.79%, respectively, for the three months ended March 31, 2018 and 2017, net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 3 NAV lost 2.91% and gained 3.11% respectively for the three months ended March 31, 2018 and 2017, net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 1a NAV lost 4.29% and gained 2.39% respectively, for the three months ended March 31, 2018 and 2017, net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 2a NAV lost 3.89% and gained 3.61% respectively, for the three months ended March 31, 2018 and 2017, net of fees and expenses; the Frontier Long/Short Commodity Fund Class 3a NAV lost 3.83% and gained 4.17%, respectively, for the three months ended March 31, 2018 and 2017, net of fees and expenses.

For the three months ended March 31, 2018, the Frontier Long/Short Commodity Fund recorded net loss on investments of $103,393, net investment loss of $21,315, and total expenses of $21,315, resulting in a net decrease in Owners’ capital from operations of $124,708. The net investment loss reflected a deduction of $3,829 as total realized embedded fees in swaps. Of this amount, $0 in management fees and $0 in incentive fees were payable to the Managing Owner and $3,829 in management fees and $0 in incentive fees were payable to the Trading Advisor(s). The NAV per Unit, Class 2, decreased from $115.81 at December 31, 2017 to $112.44 as of March 31, 2018. The NAV per Unit, Class 3, decreased from $121.50 at December 31, 2017 to $ 117.97 as of March 31, 2018. The NAV per Unit, Class 1a, decreased from $81.35 at December 31, 2017 to $ 77.86 as of March 31, 2018. The NAV per Unit, Class 2a, decreased from $93.59 at December 31, 2017 to $89.95 as of March 31, 2018. The NAV per Unit, Class 3a, decreased from $97.99 at December 31, 2017 to $94.24 as of March 31, 2018. Total Class 2 redemptions for the period were $63,154. Total Class 3 redemptions for the period were $58,209. Total Class 1a redemptions were $60,185. Class 2a redemptions for the period were $85,871. Class 3a subscriptions and redemptions for the period were $0 and $25,324 respectively. Ending capital at March 31, 2018 was $191,347 for Class 2, $2,344,659 for Class 3, $48,403 for Class 1a, $341,967 for Class 2a and $910,225 for Class 3a. Ending capital at December 31, 2017 was $258,900 for Class 2, $2,472,994 for Class 3, $107,619 for Class 1a, $442,644 for Class 2a and $971,895 for Class 3a.

The Frontier Long/Short Commodity Fund may have both long and short exposure to the Base Metals, Energies, Grains, Meats, Precious Metals, Financials, and Softs sectors, although the majority of the exposure will typically be in the Energies, Metals, and Softs sectors.

Three of the seven sectors traded in the Frontier Long/Short Commodity Fund was profitable in Q1 2018 and three of the seven were profitable YTD. Energies, Grains, and Meats were profitable for Q1 2018 while Base Metal, Precious Metal, Softs and Financials finished negative for the quarter. Energies, Grains, and Meats was profitable for YTD while Base Metal, Precious Metal, Softs and Financials finished negative YTD

In terms of major CTA performance Emil Van Essen, JE Moody, and Rosetta finished positive for the quarter. Red Oak, and Welton were negative for the quarter.

Emil Van Essen, JE Moody, and Rosetta were positive YTD while Red Oak, and Welton were negative YTD.

2017

The Frontier Long/Short Commodity Fund—Class 2 NAV gained 2.79% for the three months ended March 31, 2017, net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 3 NAV gained 3.11% for the three months ended March 31, 2017, net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 1a NAV gained 2.39%, for the three months ended March 31, 2017, net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 2a NAV gained 3.61% , for the three months ended March 31, 2017, net of fees and expenses; the Frontier Long/Short Commodity Fund Class 3a NAV gained 4.17% for the three months ended March 31, 2017, net of fees and expenses.

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

Frontier Balanced Fund

2018

The Frontier Balanced Fund—Class 1 NAV lost 8.11% and gained 2.23%, respectively, for the three months ended March 31, 2018 and 2017, net of fees and expenses; the Frontier Balanced Fund —Class 2 NAV lost 7.40% and gained 2.98%, respectively, for the three months ended March 31, 2018 and 2017, net of fees and expenses; the Frontier Balanced Fund —Class 2a NAV lost 7.45% and gained 3.03%, respectively, for the three months ended March 31, 2018 and 2017, net of fees and expenses; the Frontier Balanced Fund —Class 3a NAV lost 7.46% and gained 3.03%, respectively, for the three months ended March 31, 2018 and 2017, net of fees and expenses; the Frontier Balanced Fund —Class 1AP NAV lost 7.46% and gained 2.98% for the three months ended March 31, 2018 and 2017, net of fees and expenses.

For the three months ended March 31, 2018, the Frontier Balanced Fund recorded net loss on investments of $2,907,257, net investment loss of $797,948, net investment income of $16,516, and total expenses of $814,464, resulting in a net increase in Owners’ capital from operations of $3,705,205. The net investment loss reflected a deduction of $123,896 as total realized embedded fees in swaps. Of this amount, $0 in management fees and $0 in incentive fees were payable to the Managing Owner and $53,123 in management fees and $70,773 in incentive fees were payable to the Trading Advisor(s). The NAV per Unit, Class 1, decreased from $135.96 at December 31, 2017 to $124.93 as of March 31, 2018. The NAV per Unit, Class 1AP, decreased from $150.56 at December 31, 2017 to $139.33 as of March 31, 2018. The NAV per Unit, Class 2, decreased from $202.90 at December 31, 2017 to $187.88 as of March 31, 2018. The NAV per Unit, Class 2a, increased from $175.77 at December 31, 2017 to $162.67 as of March 31, 2018. The NAV per Unit, Class 3a, decreased from $175.18 at December 31, 2017 to $162.12 as of March 31, 2018. Total Class 1 redemptions for the period were $2,340,422. Total Class 1AP redemptions for the period were $0. Total Class 2 redemptions for the period were $549,135. Total Class 2a redemptions for the period were $65,968. Total Class 3a redemptions for the period were $87,336. Ending capital at March 31, 2018 was $33,417,322 for Class 1, $556,803 for Class 1AP, $5,923,141 for Class 2, $430,639 for Class 2a and $1,198,208 for Class 3a. Ending capital at December 31, 2017 was $38,744,003 for Class 1, $601,247 for Class 1AP, $6,977,027 for Class 2, $529,931 for Class 2a and $1,379,971 for Class 3a.

The Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

One of the six sectors traded in the Frontier Balanced Fund were profitable in Q1 2018. Interest Rates were profitable while Metals, Currencies, Agriculturals, Stock Indicies and Energies finished negative for the quarter. Interest Rates were positive YTD while Metals, Currencies, Agriculturals, Stock Indicies and Energies were negative YTD.

In terms of major CTA performance, four of the ten major CTAs in the Frontier Balanced Fund were profitable in Q1 2018. Beach Horizon, Crabel, H20 AM and Quantmetrics were positive for the quarter while Aspect, Emil Van Essen, Fort LP (GC), QIM, Welton and Winton are negative for the quarter.

Beach Horizon, Crabel, H20 AM and Quantmetrics Winton were positive YTD, while Aspect, Emil Van Essen, Fort LP (GC), QIM, Welton and Winton were negative YTD.

2017

The Frontier Balanced Fund—Class 1 NAV gained 2.23% for the three months ended March 31, 2017 net of fees and expenses; the Frontier Balanced Fund —Class 2 NAV gained 2.98% for the three months ended March 31, 2017 net of fees and expenses; the Frontier Balanced Fund —Class 2a NAV gained 3.03% for the three months ended March 31, 2017 net of fees and expenses; the Frontier Balanced Fund —Class 3a NAV gained 3.03 for the three months ended March 31, 2017 net of fees and expenses; the Frontier Balanced Fund —Class 1AP NAV gained 2.98% for the three months ended March 31, 2017 net of fees and expenses.

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

Frontier Select Fund

2018

The Frontier Select Fund—Class 1 NAV lost 15.29% and lost 4.44%, respectively, for the three months ended March 31, 2018 and 2017, net of fees and expenses; the Frontier Select Fund —Class 2 NAV lost 14.65% and lost 3.76% respectively for the three months ended March 31, 2018 and 2017, net of fees and expenses; the Frontier Select Fund —Class 1AP NAV lost 14.66% and gained 3.85%, respectively, for the three months ended March 31, 2018 and 2017.

For the three months ended March 31, 2018, the Frontier Select Fund recorded net loss on investments of $894,845, net investment loss of $77,283, and total expenses of $77,283, resulting in a net decrease in Owners’ capital from operations of $972,128. The net investment loss reflected a deduction of $5,072 as total realized embedded fees in swaps. Of this amount, $0 in management fees and $0 in incentive fees were payable to the Managing Owner and $5,072 in management fees and $0 in incentive fees were payable to the Trading Advisor(s). The NAV per Unit, Class 1, decreased from $90.27 at December 31, 2017 to $76.47 as of March 31, 2018. The NAV per Unit, Class 1AP, decreased from $100.02 at December 31, 2017 to $85.36 as of March 31, 2018. The NAV per Unit, Class 2, decreased from $132.73 at December 31, 2017 to $113.28 as of March 31, 2018. Total Class 1 redemptions for the period were $324,691. Total Class 1AP redemptions for the period were $0. Total Class 2 redemptions for the period were $30,957. Ending capital at March 31, 2018 was $4,741,199 for Class 1, $21,163 for Class 1AP and $711,790 for Class 2. Ending capital at December 31, 2017 was $5,912,980 for Class 1, $23,354 for Class 1AP and $865,594 for Class 2.

The Frontier Select Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, Hybrids, and Commodities sectors.

One of the six sectors traded in the Frontier Select Fund were profitable in Q1 2018 and one of the six were profitable YTD. Interest Rates were positive while Currencies, Agriculturals , Metals, Energies, and Stock Indices were negative for the quarter. Interest Rates were profitable YTD while and Currencies, Agriculturals , Metals, Energies, and Stock Indices finished negative YTD.

In terms of major CTA performance, Brevan Howard finished positive for the quarter and positive YTD. Transtrend and Welton finished negative for both the quarter and YTD.

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

Frontier Winton Fund

2018

The Frontier Winton Fund—Class 1 NAV lost 9.10% and lost 1.02%, respectively, for the three months ended March 31, 2018 and 2017, net of fees and expenses; the Frontier Winton Fund —Class 2 NAV lost 9.12% and gained 0.32%, respectively, for the three months ended March 31, 2018 and 2017, net of fees and expenses; the Frontier Winton Fund —Class 1AP NAV lost 8.41% and lost 0.55%, respectively, for the three months ended March 31, 2018 and 2017.

For the three months ended March 31, 2018, the Frontier Winton Fund recorded net loss on investments of $1,026,553, net investment loss of $307,495, and total expenses of $307,495, resulting in a net decrease in Owners’ capital from operations of $1,334,048. The NAV per Unit, Class 1, decreased from $159.08 at December 31, 2017 to $144.60 as of March 31, 2018. The NAV per Unit, Class 1AP decreased from $176.44 at December 31, 2017 to $161.61 as of March 31, 2018. Class 2, decreased from $216.50 at December 31, 2017 to $196.76 as of March 31, 2018. Total Class 1 redemptions for the period were $163,674. . Total Class 1AP redemptions for the period were $61. Total Class 2 redemptions for the period were $207,909. Ending capital at March 31, 2018 was $11,754,668 for Class 1, $34,525 for Class 1AP, and $1,354,765 for Class 2. Ending capital at December 31, 2017 was $13,102,614 for Class 1, $37,761 for Class 1AP and $1,709,275 for Class 2.

The Frontier Winton Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

One of the six sectors traded in the Frontier Winton Fund were profitable in Q1 2018. Interest Rates were positive while Metals, Currencies, Energies, Agriculturals, and Stock Indicies were negative for the quarter. Interest Rates are positive YTD while Metals, Currencies, Energies, Agriculturals and Stock Indicies are negative YTD.

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

Frontier Heritage Fund

2018

The Frontier Heritage Fund—Class 1 NAV lost 13.77% and lost 3.65%, respectively, for the three months ended March 31, 2018 and 2017 net of fees and expenses; the Frontier Heritage Fund —Class 2 NAV lost 13.1% and lost 2.95%, respectively for the three months ended March 31, 2018 and 2017, net of fees and expenses; the Frontier Heritage Fund —Class 1AP NAV lost 13.14% and lost 2.30%, respectively, for the three months ended March 31, 2018 and 2017.

For the three months ended March 31, 2018, the Frontier Heritage Fund recorded net loss on investments of $692,322, net investment loss $116,775, and total expenses of $116,775, resulting in a net decrease in Owners’ capital from operations of $809,097, after non-controlling interests of $2,326. The net investment loss reflected a deduction of $5,386 as total realized embedded fees in swaps. Of this amount, $0 in management fees and $0 in incentive fees were payable to the Managing Owner and $5,386 in management fees and $0 in incentive fees were payable to the Trading Advisor(s). The NAV per Unit, Class 1, decreased from $121.19 at December 31, 2017 to $104.50 as of March 31, 2018. The NAV per Unit, Class 1AP, decreased from $134.28 at December 31, 2017 to $116.64 as of March 31, 2018. The NAV per Unit, Class 2, decreased from $179.70 at December 31, 2017 to $ 156.11 as of March 31, 2018. Total Class 1 redemptions for the period were $295,955. There were no subscriptions or redemptions for Class 1AP.

There were no subscriptions or redemptions for Class 2. Ending capital at March 31, 2018 was $4,433,799 for Class 1, $5,284 for Class 1AP and $660,817 for Class 2. Ending capital at December 31, 2017 was $5,435,871 for Class 1, $6,083 for Class 1AP and $760,672 for Class 2.

The Frontier Heritage Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

None of the six sectors traded in the Frontier Heritage Fund were profitable in Q1 2018 and none of the six were profitable YTD.

In terms of major CTA performance, Brevan Howard finished positive for the quarter and positive YTD. Welton and Winton finished negative for both the quarter and YTD.

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

Value at Risk by Market Sectors

The following tables present the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of March 31, 2018 and December 31, 2017. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

DOMESTIC EXPOSURE

Frontier Diversified Fund:

	March 31, 2018		December 31, 2017
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$5,746,322	30.70%	$6,395,053	29.79%
Currencies	202,644	1.08%	63,093	0.29%
Stock Indices	52,600	0.28%	34,558	0.16%
Metals	78,025	0.42%	218,878	1.02%
Agriculturals/Softs	22,104	0.12%	14,196	0.07%
Energy	61,730	0.33%	66,604	0.31%
Total:	$6,163,425	32.93%	$6,792,381	31.64%

Frontier Long/Short Commodity Fund:

	March 31, 2018		December 31, 2017
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$482,309	12.57%	$397,039	9.33%
Currencies	—	0.00%	—	0.00%
Stock Indices	—	0.00%	—	0.00%
Metals	—	0.00%	—	0.00%
Agriculturals/Softs	—	0.00%	—	0.00%
Energy	—	0.00%	—	0.00%
Total:	$482,309	12.57%	$397,039	9.33%

Frontier Masters Fund:

	March 31, 2018		December 31, 2017
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$10,102	0.11%	$10,512	0.09%
Currencies	114,639	1.26%	35,692	0.30%
Stock Indices	29,756	0.33%	19,550	0.16%
Metals	44,140	0.48%	123,822	1.04%
Agriculturals/Softs	12,504	0.14%	8,031	0.07%
Energy	34,922	0.38%	37,679	0.32%
Total:	$246,063	2.70%	$235,286	3.38%

Frontier Balanced Fund:

	March 31, 2018		December 31, 2017
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$10,370,271	24.97%	$11,368,274	23.64%
Currencies	1,289,718	3.11%	167,215	0.35%
Stock Indices	77,324	0.19%	51,406	0.11%
Metals	174,754	0.42%	462,467	0.96%
Agriculturals/Softs	129,200	0.31%	70,758	0.15%
Energy	116,618	0.28%	222,766	0.46%
Total:	$12,157,884	29.28%	$12,342,887	25.67%

Frontier Select Fund:

	March 31, 2018		December 31, 2017
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$1,497,939	27.36%	$1,500,264	22.06%
Currencies	—	0.00%	—	0.00%
Stock Indices	—	0.00%	—	0.00%
Metals	—	0.00%	—	0.00%
Agriculturals/Softs	—	0.00%	—	0.00%
Energy	—	0.00%	—	0.00%
Total:	$1,497,939	27.36%	$1,500,264	22.06%

Frontier Winton Fund:

	March 31, 2018		December 31, 2017
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$59,166	0.45%	$61,564	0.41%
Currencies	671,404	5.11%	209,040	1.40%
Stock Indices	174,274	1.33%	114,498	0.77%
Metals	258,513	1.97%	725,189	4.85%
Agriculturals/Softs	73,235	0.56%	47,034	0.31%
Energy	204,526	1.56%	220,673	1.48%
Total:	$1,441,117	10.96%	$1,377,999	9.22%

Frontier Heritage Fund:

	March 31, 2018		December 31, 2017
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$1,603,177	28.24%	$1,606,116	23.68%
Currencies	131,016	2.31%	40,791	0.60%
Stock Indices	34,007	0.60%	22,343	0.33%
Metals	50,445	0.89%	141,511	2.09%
Agriculturals/Softs	14,291	0.25%	9,178	0.14%
Energy	39,910	0.70%	43,061	0.63%
Total:	$1,872,847	32.99%	$1,863,001	27.47%

FOREIGN EXPOSURE

Frontier Diversified Fund

	March 31, 2018		December 31, 2017
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$4,901	0.03%	$20,044	0.09%
Currencies	—	0.00%	29,397	0.14%
Stock Indices	4,372	0.02%	29,331	0.14%
Metals	—	0.00%	—	0.00%
Agriculturals/Softs	2,584	0.01%	3,343	0.02%
Total:	$11,941	0.06%	$83,811	0.39%

Frontier Long/Short Commodity Fund

	March 31, 2018		December 31, 2017
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$—	0.00%	$—	0.00%
Currencies	—	0.00%	—	0.00%
Stock Indices	—	0.00%	—	0.00%
Metals	—	0.00%	—	0.00%
Agriculturals/Softs	—	0.00%	—	0.00%
Total:	$—	0.00%	$—	0.00%

Frontier Masters Fund

	March 31, 2018		December 31, 2017
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$2,773	0.03%	$11,339	0.09%
Currencies	—	0.00%	16,630	0.14%
Stock Indices	2,473	0.03%	16,593	0.14%
Metals	—	0.00%	—	0.00%
Agriculturals/Softs	1,462	0.02%	1,891	0.02%
Energy	48	0.00%	960	0.01%
Total:	$6,755	0.07%	$47,413	0.40%

Frontier Balanced Fund:

	March 31, 2018		December 31, 2017
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$153,782	0.37%	$57,304	0.12%
Currencies	—	0.00%	43,214	0.09%
Stock Indices	9,589	0.02%	54,910	0.11%
Metals	—	0.00%	—	0.00%
Agriculturals/Softs	11,124	0.03%	17,823	0.04%
Energy	123	0.00%	2,495	0.01%
Total:	$174,618	0.42%	$175,746	0.37%

Frontier Select Fund:

	March 31, 2018		December 31, 2017
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$—	0.00%	$—	0.00%
Currencies	—	0.00%	—	0.00%
Stock Indices	—	0.00%	—	0.00%
Metals	—	0.00%	—	0.00%
Agriculturals/Softs	—	0.00%	—	0.00%
Energy	—	0.00%	—	0.00%
Total:	$—	0.00%	$—	0.00%

Frontier Winton Fund:

	March 31, 2018		December 31, 2017
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$16,239	0.12%	$66,410	0.44%
Currencies	—	0.00%	97,397	0.65%
Stock Indices	14,484	0.11%	97,179	0.65%
Metals	—	0.00%	—	0.00%
Agriculturals/Softs	8,560	0.07%	11,075	0.07%
Energy	278	0.00%	5,623	0.04%
Total:	$39,562	0.30%	$277,684	1.86%

Frontier Heritage Fund:

	March 31, 2018		December 31, 2017
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$3,169	0.06%	$12,959	0.19%
Currencies	—	0.00%	19,006	0.28%
Stock Indices	2,826	0.05%	18,963	0.28%
Metals	—	0.00%	—	0.00%
Agriculturals/Softs	1,670	0.03%	2,161	0.03%
Energy	54	0.00%	1,097	0.02%
Total:	$7,720	0.14%	$54,186	0.80%

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

Non-Trading Risk

The Series have non-trading market risk on their foreign cash balances not needed for margin. However, these balances, as well as the market risk they represent, are immaterial. The Series also have non-trading market risk as a result of investing a portion of their available assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress of the U.S. or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds, certificates of deposit (under three months) and time deposits. The market risk represented by these investments is also immaterial.

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of March 31, 2018, by market sector.

Interest Rates

Interest rate risk is one of the principal market exposures of each Series. Interest rate movements directly affect the price of interest rate futures positions held and indirectly the value of a Trading Company’s stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact profitability. The primary interest rate exposure is to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Trading Companies and Galaxy Plus entities also may take futures positions on the government debt of smaller nations. The Managing Owner anticipates that G-7 interest rates will remain the primary market exposure of each Trading Company and Galaxy Plus entities and accordingly of each Series for the foreseeable future. The changes in interest rates which are expected to have the most effect on the Series are changes in long-term, as opposed to short-term rates. Most of the speculative positions to be held by the Trading Companies and Galaxy Plus entities will be in medium- to long-term instruments. Consequently, even a material change in short-term rates is expected to have little effect on the Series if the medium- to long-term rates remain steady. Aggregate interest income from all sources, including assets held at clearing brokers, of up to 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Winton Fund, Frontier Select Fund, and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a, Class 3a only), Frontier Masters Fund and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 20% of the total interest allocated to each Series was paid to the Managing Owner from January 1, 2017 through April 28, 2017; thereafter 100% of the interest is retained by the respective Series.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chairman and Chief Financial Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), for the Trust and each Series as of March 31, 2018 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon their evaluation, the Chairman and Chief Financial Officer of the Managing Owner concluded that, as of the Evaluation Date, the disclosure controls and procedures for the Trust and each Series were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust and each Series required to be included in the Trust’s periodic SEC filing.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting for the quarter ended March 31, 2018.

On January 31, 2018, Garrett W. Phillips resigned as the Chief Financial Officer and Treasurer of the Managing Owner, and as the Chief Operations Officer of Wakefield Advisors LLC.

In connection with the resignation of Mr. Phillips, Patrick J. Kane was appointed as the Chief Financial Officer of the Managing Owner, effective as of January 31, 2018.

Scope of Exhibit 31 Certifications

The certification of the Chairman and Chief Financial Officer of the Managing Owner included as Exhibit 31.1 to this Form 10-Q applies not only to the Trust as a whole but also to each Series individually.

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

The following table provides information regarding the sale of unregistered Units by the Trust for the three months ended March 31, 2018. The number of Units listed below for each transaction is the aggregate number of Units in the particular Series of the Trust purchased in such transaction. The consideration listed below for each transaction is, except as otherwise noted, the aggregate amount of cash paid for the Units purchased. For each transaction reported below, the price per Unit was NAV per Unit at the time of the transaction and the Managing Owner of the Trust was the purchaser of the Units. No underwriting discount or sales commission was paid or received with respect to any of the transactions reported below. The Trust claims an exemption from registration of each of the transactions listed below under Section 4(a)(2) of the Securities Act of 1933, as amended, as a sale by an issuer not involving a public offering.

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

Frontier Funds
(Registrant)

Date: May 15, 2018	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Balanced Fund,
a Series of Frontier Funds
(Registrant)

Date: May 15, 2018	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Heritage Fund,
a Series of Frontier Funds
(Registrant)

Date: May 15, 2018	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Winton Fund,
a Series of Frontier Funds
(Registrant)

Date: May 15, 2018	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Select Fund,
a Series of Frontier Funds (Registrant)

Date: May 15, 2018	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Long/Short Commodity Fund, a Series of Frontier Funds (Registrant)

Date: May 15, 2018	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Diversified Fund,
a Series of Frontier Funds
(Registrant)

Date: May 15, 2018	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Masters Fund,
a Series of Frontier Funds
(Registrant)

Date: May 15, 2018	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds