Form 10-Q
period 2018-06-30
Frontier Funds; Frontier Long/Short Commodity Fund; Frontier Select Fund; Frontier Winton Fund; Frontier Heritage Fund; Frontier Balanced Fund; Frontier Masters Fund; Frontier Diversified Fund
filed 2018-08-14
CIK 1261379, 1389128, 1389125, 1389124, 1389123, 1389122, 1450722, 1450720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended June 30, 2018

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF JUNE 30, 2018, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

PART I. FINANCIAL INFORMATION

ITEM 1.	Series Financial Statements

The Series of Frontier Funds
Statements of Financial Condition
June 30, 2018 (unaudited) and December 31, 2017

	Frontier		Frontier		Frontier
	Diversified Fund		Masters Fund		Long/Short Commodity Fund
	6/30/2018	12/31/2017	6/30/2018	12/31/2017	6/30/2018	12/31/2017
ASSETS
Cash and cash equivalents	$175,643	$189,890	$93,070	$411,695	$64,571	$152,200
U.S. Treasury securities, at fair value	1,752,590	767,049	928,660	1,663,014	644,297	614,803
Incentive fees receivable	—	—	—	—	57,082	57,082
Swap contracts, at fair value	5,789,800	6,376,472	—	—	432,925	397,039
Investments in private investment companies, at fair value	11,853,253	14,501,510	5,483,592	8,407,168	2,086,775	3,018,571
Investments in unconsolidated trading companies, at fair value	1,257,449	2,225,210	1,021,552	1,501,142	117,943	121,510
Interest receivable	35,859	15,127	19,001	32,798	13,182	12,125
Other assets	—	—	—	2,973	11,900	5,122

Total Assets	$20,864,594	$24,075,258	$7,545,875	$12,018,790	$3,428,675	$4,378,452

LIABILITIES & CAPITAL

LIABILITIES
Owner redemptions payable	$—	$—	$112,594	$—	$10,694	$—
Incentive fees payable to Managing Owner	—	12,847	—	—	—	—
Management fees payable to Managing Owner	4,148	4,049	9,009	8,949	—	—
Interest payable to Managing Owner	—	—	—	—	184	103
Service fees payable to Managing Owner	2,806	3,614	2,656	3,570	28	172
Trading fees payable to Managing Owner	46,612	61,188	30,951	49,131	6,580	9,125
Advance on unrealized swap appreciation	2,500,000	2,500,000	—	—	115,000	115,000
Other liabilities	2,006	26,873	2,098	—	—	—

Total Liabilities	2,555,572	2,608,571	157,308	61,650	132,486	124,400

CAPITAL
Managing Owner - Class 2	3,154	3,361	55,517	87,344	6,465	11,999
Managing Owner - Class 2a	—	—	—	—	25,295	34,112
Managing Owner - Class 3	180,802	213,164	21,609	34,209	—	—
Managing Owner - Class 3a	—	—	—	—	1,545	1,759
Limited Owner - Class 1	1,951,083	2,332,222	2,205,345	2,913,542	—	—
Limited Owner - Class 1a	—	—	—	—	35,941	107,619
Limited Owner - Class 2	8,273,346	9,629,385	1,564,590	3,451,256	145,621	246,901
Limited Owner - Class 2a	—	—	—	—	282,313	408,532
Limited Owner - Class 3	7,900,637	9,288,555	3,541,506	5,470,789	2,102,829	2,472,994
Limited Owner - Class 3a	—	—	—	—	696,180	970,136

Total Owners’ Capital	18,309,022	21,466,687	7,388,567	11,957,140	3,296,189	4,254,052

Non-Controlling Interests	—	—	—	—	—	—

Total Capital	18,309,022	21,466,687	7,388,567	11,957,140	3,296,189	4,254,052

Total Liabilities and Capital	$20,864,594	$24,075,258	$7,545,875	$12,018,790	$3,428,675	$4,378,452

Units Outstanding
Class 1	18,015	20,035	22,203	25,393	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	508	1,323
Class 2	65,236	71,254	13,921	26,553	1,427	2,236
Class 2a	N/A	N/A	N/A	N/A	3,745	4,730
Class 3	68,432	75,601	32,758	44,254	18,817	20,354
Class 3a	N/A	N/A	N/A	N/A	8,101	9,918

Net Asset Value per Unit
Class 1	$108.30	$116.41	$99.33	$114.74	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	$70.78	$81.35
Class 2	$126.87	$135.19	$116.38	$133.27	$106.52	$115.81
Class 2a	N/A	N/A	N/A	N/A	$82.13	$93.59
Class 3	$118.09	$125.68	$108.77	$124.40	$111.75	$121.50
Class 3a	N/A	N/A	N/A	N/A	$86.11	$97.99

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Financial Condition
June 30, 2018 (unaudited) and December 31, 2017

	Frontier Balanced Fund		Frontier Select Fund
	6/30/2018	12/31/2017	6/30/2018	12/31/2017
ASSETS
Cash and cash equivalents	$313,542	$164,332	$42,141	$114,973
U.S. Treasury securities, at fair value	3,128,559	663,808	420,486	464,427
Open trade equity, at fair value	116,742	178,552	—	—
Receivable from futures commission merchants	2,360,013	7,458,096	—	—
Swap contracts, at fair value	10,470,609	11,340,959	—	—
Investments in private investment companies, at fair value	25,309,092	30,501,895	3,648,572	5,579,229
Investments in unconsolidated trading companies, at fair value	2,445,919	3,178,176	612,152	670,863
Interest receivable	64,012	13,092	8,603	9,160
Due from Managing Owner	—	184,106	—	—

Total Assets	$44,208,488	$53,683,016	$4,731,954	$6,838,652

LIABILITIES & CAPITAL

LIABILITIES
Owner redemptions payable	$55,512	$76,772	$—	$—
Incentive fees payable to Managing Owner	—	40,189	—	—
Management fees payable to Managing Owner	11,594	11,465	—	—
Interest payable to Managing Owner	6,818	2,528	979	1,358
Service fees payable to Managing Owner	64,568	88,149	9,996	14,743
Trading fees payable to Managing Owner	110,648	140,868	9,018	14,898
Risk analysis fees payable	8,688	8,886	—	—
Advance on unrealized swap appreciation	4,926,555	4,926,555	—	—
Other liabilities	184,676	155,425	4,860	5,725

Total Liabilities	5,369,059	5,450,837	24,853	36,724

CAPITAL
Managing Owner - Class 1	—		—
Managing Owner - Class 2	131,083	147,888	47,805	70,295
Managing Owner - Class 2a	263,155	338,655	—	—
Limited Owner - Class 1	31,143,397	38,744,003	4,305,014	5,912,980
Limited Owner - Class 1AP	557,664	601,247	17,614	23,354
Limited Owner - Class 2	5,595,683	6,829,139	336,668	795,299
Limited Owner - Class 2a	118,572	191,276	—	—
Limited Owner - Class 3a	1,029,875	1,379,971	—	—

Total Owners’ Capital	38,839,429	48,232,179	4,707,101	6,801,928

Non-Controlling Interests	—	—	—	—

Total Capital	38,839,429	48,232,179	4,707,101	6,801,928

Total Liabilities and Capital	$44,208,488	$53,683,016	$4,731,954	$6,838,652

Units Outstanding
Class 1	248,720	284,956	57,593	65,502
Class 1AP	3,964	3,993	210	233
Class 2	30,186	34,386	3,446	6,521
Class 2a	2,323	3,015	N/A	N/A
Class 3a	6,289	7,877	N/A	N/A

Net Asset Value per Unit
Class 1	$125.21	$135.96	$74.75	$90.27
Class 1AP	$140.68	$150.56	$84.07	$100.02
Class 2	$189.72	$202.90	$111.56	$132.73
Class 2a	$164.33	$175.77	N/A	N/A
Class 3a	$163.77	$175.18	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Financial Condition
June 30, 2018 (unaudited) and December 31, 2017

	Frontier Winton Fund		Frontier Heritage Fund
	6/30/2018	12/31/2017	6/30/2018	12/31/2017
ASSETS
Cash and cash equivalents	$577,591	$1,403,125	$91,814	$259,161
U.S. Treasury securities, at fair value	5,763,275	5,667,825	916,128	1,046,861
Swap contracts, at fair value	—	—	3,003,834	3,094,367
Investments in private investment companies, at fair value	—	—	2,166,855	2,772,993
Investments in unconsolidated trading companies, at fair value	4,972,156	7,987,575	891,551	1,546,974
Interest receivable	117,920	111,781	18,744	20,647
Receivable from related parties	—	58,146	—	—

Total Assets	$11,430,942	$15,228,452	$7,088,926	$8,741,003

LIABILITIES & CAPITAL

LIABILITIES

Owner redemptions payable	$71,202	$—	$—	$—
Management fees payable to Managing Owner	41,441	53,039	9,438	13,471
Interest payable to Managing Owner	11,561	20,992	1,963	2,608
Service fees payable to Managing Owner	21,229	26,714	7,935	11,483
Trading fees payable to Managing Owner	23,650	43,573	10,951	15,703
Due to Managing Owner	—	152,219	—	—
Advance on unrealized swap appreciation	—	—	1,900,000	1,900,000
Other liabilities	58,374	82,265	24,142	16,038

Total Liabilities	227,457	378,802	1,954,429	1,959,303

CAPITAL
Managing Owner - Class 2	114,755	153,552	47,577	63,646
Limited Owner - Class 1	10,409,429	13,102,614	3,951,288	5,435,871
Limited Owner - Class 1AP	35,695	37,761	1,019	6,083
Limited Owner - Class 2	643,606	1,555,723	599,433	697,026

Total Owners’ Capital	11,203,485	14,849,650	4,599,317	6,202,626

Non-Controlling Interests	—	—	535,180	579,074

Total Capital	11,203,485	14,849,650	5,134,497	6,781,700

Total Liabilities and Capital	$11,430,942	$15,228,452	$7,088,926	$8,741,003

Units Outstanding
Class 1	70,021	82,367	38,481	44,855
Class 1AP	214	214	9	45
Class 2	3,727	7,895	4,187	4,233

Net Asset Value per Unit
Class 1	$148.66	$159.08	$102.68	$121.19
Class 1AP	$167.19	$176.44	$115.46	$134.28
Class 2	$203.47	$216.50	$154.54	$179.70

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Condensed Schedule of Investments
June 30, 2018 (unaudited)

		Frontier		Frontier		Frontier
		Diversified Fund		Masters Fund		Long/Short Commodity Fund
		Fair	% of Total Capital	Fair	% of Total Capital	Fair	% of Total Capital
Description		Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)
SWAPS (1)
	Frontier XXXV Diversified select swap (U.S.)	$5,789,800	31.62%	$—	—	$—	—
	Frontier XXXVII L/S select swap (U.S.)	—	—	—	—	432,925	13.13%
	Total Swaps	$5,789,800	31.62%	$—	—	$432,925	13.13%

PRIVATE INVESTMENT COMPANIES (3)
	Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	$1,439,993	7.86%	$1,449,503	19.62%	$522,334	15.85%
	Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	1,257,708	6.87%	—	—	—	—
	Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	1,717,944	9.38%	—	—	—	—
	Galaxy Plus Fund - QIM Feeder Fund (526) LLC	1,540,487	8.41%	—	—	—	—
	Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	1,965,538	10.74%	—	—	—	—
	Galaxy Plus Fund - Quest Feeder Fund (517) LLC	376,799	2.06%	—	—	—	—
	Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	396,085	2.16%	—	—	—	—
	Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	3,067,825	16.76%	2,551,321	34.53%	917,214	27.83%
	Galaxy Plus Fund - TT Feeder Fund (531) LLC	—	0.00%	1,482,768	20.07%	—	—
	Galaxy Plus Fund - LRR Feeder Fund (522) LLC	90,874	0.50%	—	—	647,227	19.64%
	Total Private Investment Companies	$11,853,253	64.74%	$5,483,592	74.22%	$2,086,775	63.31%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (3)
	Frontier Trading Company XXXVIII, LLC	$320,823	1.75%	$169,997	2.30%	$117,943	3.58%
	Frontier Trading Company II, LLC	936,626	5.12%	851,555	11.53%	—	—
	Total Investment in Unconsolidated Trading Companies	$1,257,449	6.87%	$1,021,552	13.83%	$117,943	3.58%

U.S. TREASURY SECURITIES (2)
FACE VALUE		Fair Value		Fair Value		Fair Value
$10,737,000	US Treasury Note 6.875% due 08/15/2025 (Cost $13,711,448)	$1,752,590	9.57%	$928,660	12.57%	$644,297	19.55%
		$1,752,590	9.57%	$928,660	12.57%	$644,297	19.55%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value		Face Value
	US Treasury Note 6.875% due 08/15/2025 (2)	$1,388,341		$735,652		$510,390
		$1,388,341		$735,652		$510,390

Additional Disclosure on U.S. Treasury Securities		Cost		Cost		Cost
	US Treasury Note 6.875% due 08/15/2025 (2)	$1,772,950		$939,448		$651,782
		$1,772,950		$939,448		$651,782

(1)	See Note 4 to the Financial Statements.
(2)	See Note 2 to the Financial Statements.
(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Condensed Schedule of Investments
June 30, 2018 (unaudited)

		Frontier		Frontier
		Balanced Fund		Select Fund
		Fair	% of Total Capital	Fair	% of Total Capital
Description		Value	(Net Asset Value)	Value	(Net Asset Value)
LONG FUTURES CONTRACTS*
	Various base metals futures contracts (U.S.)	$(24,913)	-0.06%	$—	0.00%
	Various energy futures contracts (U.S.)	16,266	0.04%	—	0.00%
	Various interest rates futures contracts (Canada)	(6,685)	-0.02%	—	0.00%
	Various interest rates futures contracts (Europe)	96,445	0.25%	—	0.00%
	Various interest rates futures contracts (Far East)	9,212	0.02%	—	0.00%
	Various interest rates futures contracts (Oceanic)	75	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	(4,575)	-0.01%	—	0.00%
	Various stock index futures contracts (Canada)	514	0.00%	—	0.00%
	Various stock index futures contracts (Oceanic)	3,843	0.01%	—	0.00%
	Various agriculture futures contracts (Europe)	(58)	0.00%	—	0.00%
	Total Long Futures Contracts	$90,124	0.24%	$—	0.00%
SHORT FUTURES CONTRACTS*
	Various agriculture futures contracts (U.S.)	$9,375	0.02%	$—	—
	Various base metals futures contracts (U.S.)	15,975	0.04%	—	0.00%
	Various interest rates futures contracts (Oceanic)	(4,348)	-0.01%	—	0.00%
	Various precious metal futures contracts (U.S.)	14,095	0.04%	—	0.00%
	Various soft futures contracts (Far East)	15,131	0.04%	—	0.00%
	Various soft futures contracts (U.S.)	(160)	0.00%	—	0.00%
	Various stock index futures contracts (Africa)	(12,359)	-0.03%	—	0.00%
	Total Short Futures Contracts	$37,709	0.09%	$—	0.00%
CURRENCY FORWARDS*
	Various currency forwards contracts (NA)	$(11,091)	-0.03%	$—	0.00%
	Total Currency Forwards	$(11,091)	-0.03%	$—	0.00%
	Total Open Trade Equity (Deficit)	$116,742	0.30%	$—	0.00%
SWAP (1)
	Frontier XXXIV Balanced select swap (U.S.)	$10,470,609	26.96%	$—	—
	Total Swap	$10,470,609	26.96%	$—	—

PRIVATE INVESTMENT COMPANIES (3)
	Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	$3,161,396	8.14%	$—	—
	Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	1,189,194	3.06%	—	—
	Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	2,264,802	5.83%	—	—
	Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	3,781,763	9.74%	—	—
	Galaxy Plus Fund - QIM Feeder Fund (526) LLC	3,340,414	8.60%	—	—
	Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	4,326,430	11.14%	—	—
	Galaxy Plus Fund - LRR Feeder Fund (522) LLC	218,329	0.56%	—	—
	Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	6,649,656	17.12%	2,166,856	46.03%
	Galaxy Plus Fund - TT Feeder Fund (531) LLC	—	0.00%	1,481,716	31.48%
	Galaxy Plus Fund - Quest Feeder Fund (517) LLC	377,108	0.97%	—	—
	Total Private Investment Companies	$25,309,092	65.16%	$3,648,572	77.51%

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
	Frontier Trading Company II, LLC	$1,873,215	4.82%	$—	—
	Frontier Trading Company XXXVIII, LLC	572,704	1.47%	76,973	1.64%
	Frontier Trading Company XXXIX, LLC	—	—	535,179	11.37%
	Total Investment in Unconsolidated Trading Companies	$2,445,919	6.30%	$612,152	13.00%

U.S. TREASURY SECURITIES (2)
FACE VALUE		Fair Value		Fair Value
$10,737,000	US Treasury Note 6.875% due 08/15/2025 (Cost $13,711,448)	3,128,559	8.06%	420,486	8.93%
		$3,128,559	8.06%	$420,486	8.93%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value
	US Treasury Note 6.875% due 08/15/2025 (2)	$2,478,334		$333,094
		$2,478,334		$333,094

Additional Disclosure on U.S. Treasury Securities		Cost		Cost
	US Treasury Note 6.875% due 08/15/2025 (2)	$3,164,902		$425,371
		$3,164,902		$425,371

*	Except for those items disclosed, no individual futures, or forwards position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Note 4 to the Financial Statements.
(2)	See Note 2 to the Financial Statements.
(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Condensed Schedule of Investments
June 30, 2018 (unaudited)

		Frontier		Frontier
		Winton Fund		Heritage Fund
		Fair	% of Total Capital	Fair	% of Total Capital
Description		Value	(Net Asset Value)	Value	(Net Asset Value)
SWAP (1)
	Frontier Brevan Howard swap (U.S.)	$—	—	$3,003,834	58.50%
	Total Swap	$—	—	$3,003,834	58.50%

PRIVATE INVESTMENT COMPANIES (3)
	Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	$—	—	$2,166,855	42.20%
	Total Private Investment Companies	$—	—	$2,166,855	42.20%

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
	Frontier Trading Company II, LLC	$3,917,150	34.96%	$723,848	14.10%
	Frontier Trading Company XXXVIII, LLC	1,055,006	9.42%	167,703	3.27%
	Total Investment in Unconsolidated Trading Companies	$4,972,156	44.38%	$891,551	17.36%

U.S. TREASURY SECURITIES (2)
FACE VALUE		Fair Value		Fair Value
$10,737,000	US Treasury Note 6.875% due 08/15/2025 (Cost $13,711,448)	$5,763,275	51.44%	$916,128	17.84%
		$5,763,275	51.44%	$916,128	17.84%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value
	US Treasury Note 6.875% due 08/15/2025 (2)	$4,565,464		$725,725
		$4,565,464		$725,725

Additional Disclosure on U.S. Treasury Securities		Cost		Cost
	US Treasury Note 6.875% due 08/15/2025 (2)	$5,830,225		$926,771
		$5,830,225		$926,771

*	Except for those items disclosed, no individual futures, or forwards contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Note 4 to the Financial Statements.
(2)	See Note 2 to the Financial Statements.
(3)	See Note 5 to the Financial Statements.

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

The Series of Frontier Funds
Condensed Schedule of Investments
December 31, 2017

		Frontier		Frontier
		Balanced Fund		Select Fund
		Fair	% of Total Capital	Fair	% of Total Capital
Description		Value	(Net Asset Value)	Value	(Net Asset Value)
LONG FUTURES CONTRACTS*
	Various base metals futures contracts (U.S.)	$61,371	0.13%	$—	0.00%
	Various energy futures contracts (U.S.)	96,294	0.20%	—	0.00%
	Various interest rates futures contracts (Europe)	3,733	0.01%	—	0.00%
	Various interest rates futures contracts (Far East)	(1,776)	0.00%	—	0.00%
	Various interest rates futures contracts (Oceanic)	(15,653)	-0.03%	—	0.00%
	Various soft futures contract (U.S.)	31,613	0.07%	—	0.00%
	Various stock index futures contracts (Canada)	4,274	0.01%	—	0.00%
	Various stock index futures contracts (Europe)	(237)	0.00%	—	0.00%
	Various stock index futures contracts (Far East)	5,757	0.01%	—	0.00%
	Various stock index futures contracts (Oceanic)	(1,525)	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	604	0.00%	—	0.00%
	Total Long Futures Contracts	$184,455	0.39%	$—	0.00%
SHORT FUTURES CONTRACTS*
	Various base metals futures contracts (U.S.)	$(66,901)	-0.14%	$—	—
	Various currency futures contracts (U.S.)	40,897	0.08%	—	0.00%
	Various energy futures contracts (U.S.)	(28,561)	-0.06%	—	0.00%
	Various interest rates futures contracts (Canada)	(5,167)	-0.01%	—	0.00%
	Various interest rates futures contracts (Oceanic)	1,509	0.00%	—	0.00%
	Various precious metal futures contracts (U.S.)	(12,435)	-0.03%	—	0.00%
	Various soft futures contract (U.S.)	18,277	0.04%	—	0.00%
	Various soft futures contracts (Europe)	12,909	0.03%	—	0.00%
	Total Short Futures Contracts	$(39,472)	-0.09%	$—	0.00%
CURRENCY FORWARDS*
	Various currency forwards contracts (NA)	$33,569	0.07%	$—	0.00%
	Total Currency Forwards	$33,569	0.07%	$—	0.00%
	Total Open Trade Equity (Deficit)	$178,552	0.37%	$—	0.00%
SWAP (1)
	Frontier XXXIV Balanced select swap (U.S.)	$11,340,959	23.51%	$—	—
	Total Swap	$11,340,959	23.51%	$—	—

PRIVATE INVESTMENT COMPANIES (3)
	Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	$2,896,099	6.00%	$—	—
	Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	1,439,828	2.99%	—	—
	Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	2,506,740	5.20%	—	—
	Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	5,809,539	12.04%	—	—
	Galaxy Plus Fund - QIM Feeder Fund (526) LLC	4,403,708	9.13%	—	—
	Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	4,137,638	8.58%	—	—
	Galaxy Plus Fund - LRR Feeder Fund (522) LLC	258,329	0.54%	—	—
	Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	8,670,031	17.98%	3,032,072	44.58%
	Galaxy Plus Fund - TT Feeder Fund (531) LLC	—	0.00%	2,547,157	37.45%
	Galaxy Plus Fund - Quest Feeder Fund (517) LLC	379,983	0.79%	—	—
	Total Private Investment Companies	$30,501,895	63.23%	$5,579,229	82.02%

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
	Frontier Trading Company II, LLC	$3,046,981	6.32%	$—	—
	Frontier Trading Company XXXVIII, LLC	131,195	0.27%	91,790	1.35%
	Frontier Trading Company XXXIX, LLC	—	—	579,073	8.51%
	Total Investment in Unconsolidated Trading Companies	$3,178,176	6.60%	$670,863	9.87%

U.S. TREASURY SECURITIES (2)
FACE VALUE		Fair Value		Fair Value
$9,000,000	US Treasury Note 6.875% due 08/15/2025 (Cost $12,218,715)	$663,808	1.38%	$464,427	6.83%
		$663,808	1.38%	$464,427	6.83%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value
	US Treasury Note 6.875% due 08/15/2025 (2)	$504,145		$352,721
		$504,145		$352,721

Additional Disclosure on U.S. Treasury Securities		Cost		Cost
	US Treasury Note 6.875% due 08/15/2025 (2)	$670,014		$468,769
		$670,014		$468,769

*	Except for those items disclosed, no individual futures, or forwards position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Note 4 to the Financial Statements.
(2)	See Note 2 to the Financial Statements.
(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Condensed Schedule of Investments
December 31, 2017

		Frontier		Frontier
		Winton Fund		Heritage Fund
		Fair	% of Total Capital	Fair	% of Total Capital
Description		Value	(Net Asset Value)	Value	(Net Asset Value)
SWAP (1)
	Frontier Brevan Howard swap (U.S.)	$—	—	$3,094,367	45.63%
	Total Swap	$—	—	$3,094,367	45.63%

PRIVATE INVESTMENT COMPANIES (3)
	Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	$—	—	$2,772,993	40.89%
	Total Private Investment Companies	$—	—	$2,772,993	40.89%

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
	Frontier Trading Company II, LLC	$6,867,383	46.25%	$1,340,071	19.76%
	Frontier Trading Company XXXVIII, LLC	1,120,192	7.54%	206,903	3.05%
	Total Investment in Unconsolidated Trading Companies	$7,987,575	53.79%	$1,546,974	22.81%

U.S. TREASURY SECURITIES (2)
FACE VALUE		Fair Value		Fair Value
$9,000,000	US Treasury Note 6.875% due 08/15/2025 (Cost $12,218,715)	$5,667,825	38.17%	$1,046,861	15.44%
		$5,667,825	38.17%	$1,046,861	15.44%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value
	US Treasury Note 6.875% due 08/15/2025 (2)	$4,304,570		$795,065
		$4,304,570		$795,065

Additional Disclosure on U.S. Treasury Securities		Cost		Cost
	US Treasury Note 6.875% due 08/15/2025 (2)	$5,720,817		$1,056,649
		$5,720,817		$1,056,649

*	Except for those items disclosed, no individual futures, or forwards contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Note 4 to the Financial Statements.
(2)	See Note 2 to the Financial Statements.
(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Operations
For the Three Months Ended June 30, 2018 and 2017
(Unaudited)

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund

	6/30/2018	6/30/2017	6/30/2018	6/30/2017	6/30/2018	6/30/2017

Investment income:
Interest - net	$10,421	$24,134	$8,315	$19,322	$3,424	$—

Total Income	10,421	24,134	8,315	19,322	3,424	—

Expenses:
Incentive Fees (rebate)	—	—	—	—	—	(87,670)
Management Fees	13,229	27,784	28,862	58,094	—	—
Service Fees - Class 1	14,689	41,352	12,929	24,160	407	3,510
Trading Fees	143,613	466,107	105,998	186,409	21,519	66,308
Other Fees	—	1,767	—	1,792	—	24,976

Total Expenses	171,531	537,010	147,789	270,455	21,926	7,124

Investment (loss) - net	(161,110)	(512,876)	(139,474)	(251,133)	(18,502)	(7,124)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	—	—	—	—	—	—
Net unrealized gain/(loss) on private investment companies	420,646	(1,426,002)	131,970	(995,649)	(79,201)	(543,417)
Net realized gain/(loss) on private investment companies	(87,670)	612,995	(74,025)	146,972	(70,602)	(188,508)
Net change in open trade equity/(deficit)	—	—	—	—	—	—
Net unrealized gain/(loss) on swap contracts	61,335	300,207	—	—	(49,384)	(72,417)
Net realized gain/(loss) on U.S. Treasury securities	(12,780)	(179,129)	(10,945)	(177,553)	(4,915)	227,895
Net unrealized gain/(loss) on U.S. Treasury securities	2,073	361,275	(488)	207,418	1,444	(211,120)
Trading commissions	—	—	—	—	—	—
Change in fair value of investments in unconsolidated trading companies	154,045	(333,713)	156,021	(316,233)	(1,870)	48,430

Net gain/(loss) on investments	537,649	(664,367)	202,533	(1,135,045)	(204,528)	(739,137)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	376,539	(1,177,243)	63,059	(1,386,178)	(223,030)	(746,261)

Less: Operations attributable to non-controlling interests	—		—	—	—	—

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$376,539	$(1,177,243)	$63,059	$(1,386,178)	$(223,030)	$(746,261)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$1.77	$(7.58)	$1.03	$(10.71)	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	$(7.08)	$(11.37)
Class 2	$2.61	$(8.12)	$1.71	$(11.75)	$(5.91)	$(16.82)
Class 2a	N/A	N/A	N/A	N/A	$(7.82)	$(14.09)
Class 3	$2.50	$(7.46)	$1.67	$(10.88)	$(6.21)	$(12.81)
Class 3a	N/A	N/A	N/A	N/A	$(8.13)	$(12.22)

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds
Statements of Operations
For the Three Months Ended June 30, 2018 and 2017
(Unaudited)

	Frontier Balanced Fund		Frontier Select Fund

	6/30/2018	6/30/2017	6/30/2018	6/30/2017

Investment income:
Interest - net	$8,428	$—	$—	$—

Total Income/(loss)	8,428	—	—	—

Expenses:
Management Fees	22,566	38,058	—	26,454
Risk analysis Fees	1,692	3,133	—	—
Service Fees - Class 1	237,810	384,415	33,273	60,437
Trading Fees	344,769	623,456	28,109	49,223
Other Fees	—	190,804	—	(5,094)

Total Expenses	606,837	1,239,866	61,382	131,020

Investment (loss) - net	(598,409)	(1,239,866)	(61,382)	(131,020)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(257,661)	(275,058)	—	(868,397)
Net unrealized gain/(loss) on private investment companies	858,677	(3,856,566)	57,428	(533,227)
Net realized gain/(loss) on private investment companies	(60,632)	2,144,217	(78,570)	2,005
Net change in open trade equity/(deficit)	(187,927)	(250,095)	—	125,890
Net unrealized gain/(loss) on swap contracts	129,808	513,480	—	—
Net realized gain/(loss) on U.S. Treasury securities	(21,050)	(81,588)	(4,883)	(106,707)
Net unrealized gain/(loss) on U.S. Treasury securities	3,423	295,244	308	122,974
Trading commissions	(21,312)	(19,488)	—	(13,061)
Change in fair value of investments in unconsolidated trading companies	296,049	(451,945)	(42,595)	(116,886)

Net gain/(loss) on investments	739,375	(1,981,799)	(68,312)	(1,387,409)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	140,966	(3,221,665)	(129,694)	(1,518,429)

Less: Operations attributable to non-controlling interests	—		—	(358,900)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$140,966	$(3,221,665)	$(129,694)	$(1,159,529)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$0.28	$(7.97)	$(1.72)	$(11.09)
Class 1AP	$1.36	$(7.58)	$(1.29)	$(11.37)
Class 2	$1.83	$(10.19)	$(1.72)	$(15.09)
Class 2a	$1.65	$(8.40)	N/A	N/A
Class 3a	$1.65	$(8.37)	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds
Statements of Operations
For the Three Months Ended June 30, 2018 and 2017
(Unaudited)

	Frontier Winton Fund		Frontier Heritage Fund

	6/30/2018	6/30/2017	6/30/2018	6/30/2017

Investment income:
Interest - net	$—		$—

Total Income	—	—	—	—

Expenses:
Management Fees	131,682	227,131	33,893	58,866
Risk analysis Fees	—	35,345	—	—
Service Fees - Class 1	80,907	126,462	31,302	48,692
Trading Fees	80,703	154,026	36,855	49,583
Other	—	7,074	—	1,732

Total Expenses	293,292	550,038	102,050	158,873

Investment (loss) - net	(293,292)	(550,038)	(102,050)	(158,873)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	—	(977,909)	—	—
Net unrealized gain/(loss) on private investment companies	—	—	22,440	—
Net realized gain/(loss) on private investment companies	—	—	(83,005)	—
Net change in open trade equity/(deficit)	—	(1,008,635)	—	—
Net unrealized gain/(loss) on swap contracts	—	—	(85,737)	(213,455)
Net realized gain/(loss) on U.S. Treasury securities	(50,169)	(744,367)	(8,100)	(133,041)
Net unrealized gain/(loss) on U.S. Treasury securities	25,139	771,879	2,732	196,614
Trading commissions	—	(11,828)	—	—
Change in fair value of investments in unconsolidated trading companies	646,257	(21,961)	125,470	(229,768)

Net gain/(loss) on investments	621,227	(1,992,821)	(26,200)	(379,650)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	327,935	(2,542,859)	(128,250)	(538,523)

Less: Operations attributable to non-controlling interests	—	(962,079)	(41,569)	(103,491)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$327,935	$(1,580,780)	$(86,681)	$(435,032)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$4.06	$(8.84)	$(1.82)	$(6.24)
Class 1AP	$5.58	$(8.00)	$(1.18)	$(6.70)
Class 2	$6.62	$(10.64)	$(1.57)	$(7.84)

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Operations
For the Six Months Ended June 30, 2018 and 2017
(Unaudited)

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund

	6/30/2018	6/30/2017	6/30/2018	6/30/2017	6/30/2018	6/30/2017

Investment income:
Interest - net	$18,038	$97,397	$16,734	$59,417	$7,459	$—

Total Income	18,038	97,397	16,734	59,417	7,459	—

Expenses:
Incentive Fees (rebate)	1,881	(63,508)	—	—	—	(87,670)
Management Fees	24,792	55,742	61,211	123,905	—	—
Service Fees - Class 1	30,804	86,185	27,898	52,934	1,064	10,971
Trading Fees	308,763	932,781	240,046	376,584	46,212	143,093
Other Fees	—	1,766	—	1,792	—	24,976

Total Expenses	366,240	1,012,966	329,155	555,215	47,276	91,370

Investment (loss) - net	(348,202)	(915,569)	(312,421)	(495,798)	(39,817)	(91,370)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	(1,526,351)	374,758	(1,210,157)	(692,671)	(164,066)	(331,883)
Net realized gain/(loss) on private investment companies	71,595	1,092,088	84,407	277,678	(152,040)	(26,997)
Net unrealized gain/(loss) on swap contracts	513,328	2,355	—	—	35,886	(10,429)
Net realized gain/(loss) on U.S. Treasury securities	(36,355)	(354,609)	(40,171)	(286,742)	(29,901)	227,895
Net unrealized gain/(loss) on U.S. Treasury securities	(3,864)	572,567	(17,059)	334,153	4,012	(211,120)
Change in fair value of investments in unconsolidated trading companies	4,402	(344,004)	(77,334)	(398,042)	(1,812)	48,430

Net gain/(loss) on investments	(977,245)	1,343,155	(1,260,314)	(765,624)	(307,921)	(304,104)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(1,325,447)	427,586	(1,572,735)	(1,261,422)	(347,738)	(395,474)

Less: Operations attributable to non-controlling interests	—		—	—	—	—

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(1,325,447)	$427,586	$(1,572,735)	$(1,261,422)	$(347,738)	$(395,474)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(8.11)	$(4.70)	$(15.41)	$(10.41)	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	$(10.57)	$(9.15)
Class 2	$(8.32)	$(4.32)	$(16.89)	$(10.88)	$(9.29)	$(13.21)
Class 2a	N/A	N/A	N/A	N/A	$(11.46)	$(10.28)
Class 3	$(7.59)	$(3.85)	$(15.63)	$(9.99)	$(9.74)	$(8.74)
Class 3a	N/A	N/A	N/A	N/A	$(11.88)	$(7.73)

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds
Statements of Operations
For the Six Months Ended June 30, 2018 and 2017
(Unaudited)

	Frontier Balanced Fund		Frontier Select Fund

	6/30/2018	6/30/2017	6/30/2018	6/30/2017

Investment income:
Interest - net	$24,944	$1,161	$—	$—

Total Income/(loss)	24,944	1,161	—	—

Expenses:
Incentive Fees (rebate)	145,134	—	—	—
Management Fees	42,902	76,537	—	82,629
Risk analysis Fees	3,529	7,557	—	6,829
Service Fees - Class 1	500,791	783,275	72,962	129,768
Trading Fees	728,945	1,163,171	65,703	98,267
Other Fees	—	190,804	—	(5,094)

Total Expenses	1,421,301	2,221,344	138,665	312,399

Investment (loss) - net	(1,396,357)	(2,220,183)	(138,665)	(312,399)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(283,336)	(651,169)	—	(695,436)
Net unrealized gain/(loss) on private investment companies	(3,149,240)	(1,191,236)	(961,333)	(533,227)
Net realized gain/(loss) on private investment companies	236,606	3,265,069	59,566	2,005
Net change in open trade equity/(deficit)	(77,662)	(319,198)	—	(145,848)
Net unrealized gain/(loss) on swap contracts	1,129,650	63,916	—	—
Net realized gain/(loss) on U.S. Treasury securities	(44,907)	(228,904)	(12,538)	(170,783)
Net unrealized gain/(loss) on U.S. Treasury securities	(6,540)	487,069	(11,835)	200,751
Trading commissions	(28,937)	(43,253)	—	(46,591)
Change in fair value of investments in unconsolidated trading companies	56,484	(437,301)	(37,017)	(364,645)

Net gain/(loss) on investments	(2,167,882)	944,993	(963,157)	(1,753,774)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(3,564,239)	(1,275,190)	(1,101,822)	(2,066,173)

Less: Operations attributable to non-controlling interests	—		—	(413,210)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(3,564,239)	$(1,275,190)	$(1,101,822)	$(1,652,963)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(10.75)	$(4.96)	$(15.52)	$(15.27)
Class 1AP	$(9.88)	$(3.26)	$(15.95)	$(15.26)
Class 2	$(13.18)	$(4.37)	$(21.17)	$(20.14)
Class 2a	$(11.44)	$(3.28)	N/A	N/A
Class 3a	$(11.42)	$(3.27)	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds
Statements of Operations
For the Six Months Ended June 30, 2018 and 2017
(Unaudited)

	Frontier Winton Fund		Frontier Heritage Fund

	6/30/2018	6/30/2017	6/30/2018	6/30/2017

Investment income:
Interest - net	$—		—

Total Income	—	—	—	—

Expenses:
Incentive Fees (rebate)	—	(49,790)	1,394	(4,603)
Management Fees	262,342	489,086	69,874	117,858
Risk analysis Fees	—	70,773	—	—
Service Fees - Class 1	175,167	269,091	68,410	100,787
Trading Fees	163,278	303,364	79,147	109,257
Other	—	7,074	—	1,732

Total Expenses	600,787	1,089,598	218,825	325,031

Investment (loss) - net	(600,787)	(1,089,598)	(218,825)	(325,031)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	—	1,329,426	—	—
Net unrealized gain/(loss) on private investment companies	—	—	(519,737)	—
Net realized gain/(loss) on private investment companies	—	—	(81,298)	—
Net change in open trade equity/(deficit)	—	(2,405,781)	—	—
Net unrealized gain/(loss) on swap contracts	—	—	(90,533)	(624,727)
Net realized gain/(loss) on U.S. Treasury securities	(205,194)	(1,104,301)	(32,599)	(211,694)
Net unrealized gain/(loss) on U.S. Treasury securities	52,629	1,206,428	3,677	291,090
Trading commissions	—	(28,565)	—	—
Change in fair value of investments in unconsolidated trading companies	(252,761)	(303,217)	1,968	(207,721)

Net gain/(loss) on investments	(405,326)	(1,306,010)	(718,522)	(753,052)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(1,006,113)	(2,395,608)	(937,347)	(1,078,083)

Less: Operations attributable to non-controlling interests	—	(566,541)	(43,895)	(302,891)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(1,006,113)	$(1,829,067)	$(893,452)	$(775,192)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(10.42)	$(10.42)	$(18.52)	$(10.60)
Class 1AP	$(9.25)	$(8.91)	$(18.82)	$(9.66)
Class 2	$(13.03)	$(11.32)	$(25.16)	$(12.92)

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Changes in Owners’ Capital
For the Six Months Ended June 30, 2018 (unaudited)

	Frontier Diversified Fund								Frontier Masters Fund
	Class 1	Class 1	Class 2	Class 2	Class 3	Class 3			Class 1	Class 2	Class 2	Class 3	Class 3
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total
Owners’ Capital, December 31, 2017	—	2,332,222	3,361	9,629,385	213,164	9,288,555	—	21,466,687	2,913,542	87,344	3,451,256	34,209	5,470,789	—	11,957,140

Sale of Units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Redemption of Units	—	(213,456)	—	(776,442)	(19,000)	(823,320)	—	(1,832,218)	(243,084)	(20,000)	(1,397,097)	(8,000)	(1,327,657)	—	(2,995,838)
Transfer of Units In(Out)	—	—	—	—	—	—	—	—	(80,257)	—	—	—	80,257	—	—
Capital resulting from operations attributable to controlling interests	—	(167,683)	(207)	(579,597)	(13,362)	(564,598)	—	(1,325,447)	(384,856)	(11,827)	(489,569)	(4,600)	(681,883)	—	(1,572,735)

Owners’ Capital, June 30, 2018	$—	$1,951,083	$3,154	$8,273,346	$180,802	$7,900,637	$—	$18,309,022	$2,205,345	$55,517	$1,564,590	$21,609	$3,541,506	$—	$7,388,567

Owners’ Capital - Units, December 31, 2017	—	20,035	25	71,229	1,696	73,905			25,393	655	25,898	275	43,979

Sale of Units (including transfers)	—	—	—	—	—	—			—	—	—	—	—
Redemption of Units (including transfers)	—	(2,019)	—	(6,018)	(165)	(7,004)			(3,189)	(178)	(12,453)	(76)	(11,420)

Owners’ Capital - Units, June 30, 2018	—	18,016	25	65,211	1,531	66,901			22,204	477	13,445	199	32,559

				(1)		(1)					(1)		(1)
Net asset value per unit at December 31, 2017		116.41		135.19		125.68			$114.74		$133.27		$124.40

Change in net asset value per unit for the Six months ended June 30, 2018		(8.11)		(8.32)		(7.59)			(15.41)		(16.89)		(15.63)

Net asset value per unit at June 30, 2018		$108.30		$126.87		$118.09			$99.33		$116.38		$108.77

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Changes in Owners’ Capital
For the Six Months Ended June 30, 2018 (unaudited)

	Frontier Long/Short Commodity Fund

	Class 2		Class 3	Class 1a	Class 2a		Class 3a
	Managing Owner	Limited Owners	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total

Owners’ Capital, December 31, 2017	11,999	246,901	2,472,994	107,619	34,112	408,532	1,759	970,136	—	4,254,052

Sale of Units	—	—	—	—	—	—	—	—	—	—
Redemption of Units	(4,500)	(89,281)	(182,236)	(69,082)	(4,501)	(85,871)	—	(174,654)	—	(610,125)
Transfer of Units In(Out)	—	—	—	—	—	—	—	—	—	—
Capital resulting from operations attributable to controlling interests	(1,034)	(11,999)	(187,929)	(2,596)	(4,316)	(40,348)	(214)	(99,302)	—	(347,738)

Owners’ Capital, June 30, 2018	$6,465	$145,621	$2,102,829	$35,941	$25,295	$282,313	$1,545	$696,180	$—	$3,296,189

Owners’ Capital - Units, December 31, 2017	104	2,131	20,355	1,323	364	4,366	18	9,900

Sale of Units (including transfers)	—	—	—	—	—	—	—	—
Redemption of Units (including transfers)	(43)	(765)	(1,538)	(815)	(57)	(928)	—	(1,817)

Owners’ Capital - Units, June 30, 2018	61	1,366	18,817	508	307	3,438	18	8,083

		(1)				(1)		(1)
Net asset value per unit at December 31, 2017		115.81	121.50	81.35		93.59		97.99

Change in net asset value per unit for the Six months ended June 30, 2018		(9.29)	(9.74)	(10.57)		(11.46)		(11.88)

Net asset value per unit at June 30, 2018		$106.52	$111.75	$70.78		$82.13		$86.11

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Changes in Owners’ Capital
For the Six Months Ended June 30, 2018 (unaudited)

	Frontier Balanced Fund
	Class 1	Class 1AP	Class 2		Class 2a		Class 3a
			Managing		Managing	Limited		Non-Controlling
	Limited Owners	Limited Owners	Owner	Limited Owners	Owner	Owners	Limited Owners	Interests	Total

Owners’ Capital, December 31, 2017	38,744,003	601,247	147,888	6,829,139	338,655	191,276	1,379,971	—	48,232,179

Sale of Units (including transfers)	—	—	—	—	—	—	—	—	—
Redemption of Units (including transfers)	(4,685,378)	(4,344)	(7,000)	(793,571)	(10,000)	(65,968)	(262,250)	—	(5,828,511)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(2,915,228)	(39,239)	(9,805)	(439,885)	(65,500)	(6,736)	(87,846)	—	(3,564,239)

Owners’ Capital, June 30, 2018	$31,143,397	$557,664	$131,083	$5,595,683	$263,155	$118,572	$1,029,875	$—	$38,839,429

Owners’ Capital - Units, December 31, 2017	284,956	3,993	729	33,657	1,926	1,089	7,877

Sale of Units (including transfers)	—	—	—	—	—	—	—
Redemption of Units (including transfers)	(36,236)	(29)	(38)	(4,163)	(325)	(367)	(1,589)

Owners’ Capital - Units, June 30, 2018	248,720	3,964	691	29,494	1,601	722	6,288

				(1)		(1)
Net asset value per unit at December 31, 2017	135.96	150.56		202.90		175.77	175.18

Change in net asset value per unit for the Six months ended June 30, 2018	(10.75)	(9.88)		(13.18)		(11.44)	(11.42)

Net asset value per unit at June 30, 2018	$125.21	$140.68		$189.72		$164.33	$163.77

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Changes in Owners’ Capital
For the Six Months Ended June 30, 2018 (unaudited)

	Frontier Select Fund						Frontier Winton Fund						Frontier Heritage Fund
	Class 1	Class 1AP	Class 2				Class 1	Class 1AP	Class 2				Class 1	Class 1AP	Class 2
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total

Owners’ Capital, December 31, 2017	5,912,980	23,354	70,295	795,299	—	6,801,928	13,102,614	37,761	153,552	1,555,723	—	14,849,650	$5,435,871	$6,083	$63,646	$697,026	$579,074	$6,781,700

Sale of Units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Redemption of Units	(651,487)	(3,144)	(11,000)	(327,374)	—	(993,005)	(1,767,928)	—	(29,000)	(843,124)	—	(2,640,052)	(698,774)	(4,081)	(7,000)	—	—	(709,855)
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(43,894)	(43,894)
Transfer of Units In(Out)	(1,232)	1,232	—	—	—	—	—	—	—	—		—
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	(955,247)	(3,828)	(11,490)	(131,257)	—	(1,101,822)	(925,257)	(2,066)	(9,797)	(68,993)	—	(1,006,113)	(785,809)	(983)	(9,069)	(97,593)	—	(893,454)

Owners’ Capital, June 30, 2018	$4,305,014	$17,614	$47,805	$336,668	$—	$4,707,101	$10,409,429	$35,695	114,755	$643,606	$—	$11,203,485	$3,951,288	$1,019	$47,577	$599,433	$535,180	$5,134,497

Owners’ Capital - Units, December 31, 2017	65,502	234	530	5,992			82,367	214	709	7,186			44,855	45	377	3,856

Sale of Units (including transfers)	—	—	—	—			—	—	—	—			—	—	—	—
Redemption of Units (including transfers)	(7,909)	(24)	(101)	(2,974)			(12,346)	—	(145)	(4,023)			(6,374)	(36)	(46)	—

Owners’ Capital - Units, June 30, 2018	57,593	210	429	3,018			70,021	214	564	3,163			38,481	9	331	3,856

				(1)						(1)						(1)
Net asset value per unit at December 31, 2017	90.27	100.02		132.73			159.08	176.44		216.50			$121.19	$134.28		$179.70

Change in net asset value per unit for the Six months ended June 30, 2018	(15.52)	(15.96)		(21.17)			(10.42)	(9.25)		(13.03)			(18.52)	(18.82)		(25.16)

Net asset value per unit at June 30, 2018	$74.75	$84.07		$111.56			$148.66	$167.19		$203.47			$102.68	$115.46		$154.54

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Cash Flows
For the Six Months Ended June 30, 2018 and 2017
(Unaudited)

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund

	6/30/2018	6/30/2017	6/30/2018	6/30/2017	6/30/2018	6/30/2017

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(1,325,447)	$427,586	$(1,572,735)	$(1,261,422)	$(347,738)	$(395,474)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in ownership allocation of U.S. Treasury securities	(425,459)	(82,653)	1,352,179	308,855	(186,271)	2,519,213
Net unrealized (gain)/loss on swap contracts	(513,328)	(2,355)		—	(35,886)	10,429
Net unrealized (gain)/loss on U.S. Treasury securities	3,864	(572,567)	17,059	(334,153)	(4,012)	211,120
Net realized (gain)/loss on U.S. Treasury securities	36,355	354,609	40,171	286,742	29,901	(227,895)
Net unrealized (gain)/loss on private investment companies	1,526,351	(374,758)	1,210,157	692,671	164,066	331,883
Net realized (gain)/loss on private investment companies	(71,595)	(1,092,088)	(84,407)	(277,678)	152,040	26,997
(Purchases) sales of:
Sales of U.S. Treasury securities	1,223,057	2,785,190	1,349,480	3,016,330	1,009,865	(2,713,824)
Purchase of U.S. Treasury securities	(1,841,423)	—	(2,041,104)	—	(887,337)	—
U.S. Treasury interest and premium paid/amortized	18,064	25,473	16,569	19,951	8,360	(12,474)
Purchase of Private Investment Companies	(2,709,650)	(13,484,808)	(2,398,470)	(7,235,741)	(802,678)	(2,570,577)
Reduction of collateral in Swap contracts	1,100,000	—		—	—	3,600,050
Sale of Private Investment Companies	3,903,152	33,924,196	4,196,296	4,546,755	1,418,369	4,601,206
Increase and/or decrease in:
Investments in unconsolidated trading companies, at fair value	967,760	—	479,590	—	3,567	—
Prepaid service fees - Class 1	—	1,675,311	—	5,571,998	—	(45,947)
Interest receivable	(20,732)	—	13,797	—	(1,057)	—
Receivable from related parties	—	(143,285)	—	43,453	—	(4,969)
Other assets	—	231,671	2,974	140,383	(6,779)	76,390
Due to broker	—	(158,282)	—	(46,620)	—	(5,129)
Incentive fees payable to Managing Owner	(12,847)	—	—	—	—	—
Management fees payable to Managing Owner	99	—	60	—	—	—
Interest payable to Managing Owner	—	(23,496)	—	(50,174)	81	—
Trading fees payable to Managing Owner	(14,577)	—	(18,180)	—	(2,545)	3,091
Service fees payable to Managing Owner	(807)	(2,163)	(915)	(1,186)	(144)	(3,444)
Payables to related parties	—	46,659	—	5,174	—	(1,951)
Interest payable	—	12,252	—	—	—	(1,603,124)
Other liabilities	(24,866)	(19,675)	2,100	(7,590)	—	(6,835)

Net cash provided by (used in) operating activities	1,817,971	23,526,817	2,564,621	5,417,748	511,802	3,788,736

Cash Flows from Financing Activities:
Proceeds from sale of units	—	1,768,235	—	1,380,862	—	946,844
Payment for redemption of units	(1,832,218)	(31,972,635)	(2,995,839)	(4,006,978)	(610,125)	(4,092,792)
Change in owner redemptions payable	—	18,863,693	112,593	(83,627)	10,694	74,210

Net cash provided by (used in) financing activities	(1,832,218)	(11,340,707)	(2,883,246)	(2,709,743)	(599,431)	(3,071,738)

Net increase (decrease) in cash and cash equivalents	(14,247)	12,186,110	(318,625)	2,708,005	(87,629)	716,998

Cash and cash equivalents, beginning of period	189,890	674,227	411,695	546,509	152,200	—
Cash and cash equivalents, end of period	$175,643	$12,860,337	$93,070	$3,254,514	$64,571	$716,998

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Cash Flows
For the Six Months Ended June 30, 2018 and 2017
(Unaudited)

	Frontier Balanced Fund		Frontier Select Fund
	6/30/2018	6/30/2017	6/30/2018	6/30/2017

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(3,564,239)	$(1,275,190)	$(1,101,822)	$(2,066,173)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	61,810	377,966	—	686,022
Net change in ownership allocation of U.S. Treasury securities	(838,524)	7,270,121	490,040	286,492
Net unrealized (gain)/loss on swap contracts	(1,129,650)	(63,916)	—	—
Net unrealized (gain)/loss on U.S. Treasury securities	6,540	(487,069)	11,835	(200,751)
Net realized (gain)/loss on U.S. Treasury securities	44,907	228,904	12,538	170,783
Net unrealized (gain)/loss on private investment companies	3,149,240	1,191,236	961,333	533,227
Net realized (gain)/loss on private investment companies	(236,606)	(3,265,069)	(59,566)	(2,005)
(Purchases) sales of:
Sales of U.S. Treasury securities	1,519,248	887,884	421,844	1,731,714
Purchases of U.S. Treasury securities	(3,228,823)	—	(899,134)	—
U.S. Treasury interest and premium paid/amortized	31,901	15,487	6,817	11,590
Purchase of Private Investment Companies	(5,716,331)	(14,537,196)	(2,177,315)	(8,710,101)
Sale of Private Investment Companies	7,996,499	26,392,838	3,206,205	5,606,378
Reduction of collateral in Swap contracts	2,000,000	—	—	—
Increase and/or decrease in:
Receivable from futures commission merchants	5,098,083	(60,295)	—	8,208,218
Change in control of ownership - trading companies	—	—	—	(3,694,606)
Investments in unconsolidated trading companies, at fair value	732,257	3,271,525	58,711	990,000
Interest receivable	(50,921)	(71,855)	557	27,036
Receivable from related parties	—	346,875	—	103,407
Other assets	—	(43,027)	—	(13,222)
Incentive fees payable to Managing Owner	(40,189)	—	—	—
Management fees payable to Managing Owner	130	(21,400)	—	(21,219)
Interest payable to Managing Owner	4,289	162,860	(378)	(242)
Trading fees payable to Managing Owner	(30,220)	(4,707)	(5,879)	(2,237)
Service fees payable to Managing Owner	(23,581)	(13,417)	(4,748)	(7,897)
Risk analysis fees payable	(198)	5,424	—	(2,303)
Due from Managing Owner	184,106	191,819	—	10,231
Other liabilities	29,253	(68,510)	(865)	(11,939)

Net cash provided by (used in) operating activities	5,998,981	20,431,288	920,173	3,632,403

Cash Flows from Financing Activities:
Proceeds from sale of units	—	162,847	—	99,812
Payment for redemption of units	(5,828,511)	(23,908,356)	(993,005)	(2,859,418)
Change in owner redemptions payable	(21,260)	8,171,335	—	(111,392)

Net cash provided by (used in) financing activities	(5,849,771)	(15,574,174)	(993,005)	(2,870,998)

Net increase (decrease) in cash and cash equivalents	149,210	4,857,114	(72,832)	761,405

Cash and cash equivalents, beginning of period	164,332	1,083,579	114,973	432,021
Cash and cash equivalents, end of period	$313,542	$5,940,693	$42,141	$1,193,426

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Cash Flows
For the Six Months Ended June 30, 2018 and 2017
(Unaudited)

	Frontier Winton Fund		Frontier Heritage Fund
	6/30/2018	6/30/2017	6/30/2018	6/30/2017

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(1,006,113)	$(2,395,608)	$(937,347)	$(1,078,083)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	—	2,485,583	—	—
Net change in ownership allocation of U.S. Treasury securities	(590,960)	(1,143,589)	198,750	907,988
Net unrealized (gain)/loss on swap contracts	—	—	90,533	624,727
Net unrealized (gain) loss on U.S. Treasury securities, at fair value	(52,629)	(1,206,428)	(3,677)	(291,090)
Net realized (gain) loss on U.S. Treasury securities, at fair value	205,194	1,104,301	32,599	211,694
Net unrealized gain/(loss) on private investment companies	—	—	519,737	—
Net realized gain/(loss) on private investment companies	—	—	81,298	—
(Purchases) sale of:
Sales of U.S. Treasury Securities	6,903,212	12,652,125	1,096,550	2,231,740
Purchases of U.S. Treasury Securities	(6,626,880)	—	(1,204,398)	—
U.S. Treasury interest and premium paid/amortized	66,615	76,346	10,909	15,079
Purchase of Private Investment Companies	—	—	(624,245)	—
Sale of Private Investment Companies	—	—	629,348	—
Increase and/or decrease in:
Receivable from futures commission merchants	—	4,083,284	—	—
Change in control of ownership of trading companies	—	(2,560,394)	—	—
Investments in unconsolidated trading companies, at fair value	3,015,420	3,240,958	655,422	1,547,505
Interest receivable	(6,139)	152,517	1,902	35,111
Receivable from related parties	58,146	351,724	—	131,430
Management fees payable to Managing Owner	(11,598)	(12,741)	(4,033)	(56,501)
Interest payable to Managing Owner	(9,431)	(30,730)	(646)	(3,664)
Trading fees payable to Managing Owner	(19,924)	(4,533)	(4,752)	(1,123)
Service fees payable to Managing Owner	(5,484)	(2,234)	(3,548)	(7,300)
Risk analysis fees payable	—	57,716	—	—
Payables to related parties	(152,219)	—	—	9,536
Other liabilities	(23,894)	754	8,106	(18,085)

Net cash provided by (used in) operating activities	1,743,316	16,756,241	542,508	4,242,256

Cash Flows from Financing Activities:
Proceeds from sale of units	—	1,692,105	—	627,364
Payment for redemption of units	(2,640,052)	(7,495,168)	(709,855)	(3,430,718)
Pending owner additions	—	—	—	—
Change in owner redemptions payable	71,202	393,871	—	185,143

Net cash provided by (used in) financing activities	(2,568,850)	(5,409,192)	(709,855)	(2,618,211)

Net increase (decrease) in cash and cash equivalents	(825,534)	11,347,049	(167,347)	1,624,045

Cash and cash equivalents, beginning of period	1,403,125	1,628,208	259,161	382,499
Cash and cash equivalents, end of period	$577,591	$12,975,257	$91,814	$2,006,544

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

As of June 30, 2018, the total Units outstanding were 151,684 for the Frontier Diversified Fund, 68,883 for the Frontier Masters Fund, 32,598 for the Frontier Long/Short Commodity Fund, 291,481 for the Frontier Balanced Fund, 61,249 for the Frontier Select Fund, 74,090 for the Frontier Winton Fund and 42,678 for the Frontier Heritage Fund.

As of June 30, 2018, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund, Frontier Winton Fund, and Frontier Heritage separates Units into a maximum of three separate Classes—Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Balanced Fund separates Units into a maximum of five separate Classes— Class 1, Class 1AP, Class 2, Class 2A and Class 3A.   The Trust, with respect to the Frontier Long/Short Commodity Fund separates Units into a maximum of five separate Classes—Class 1A, Class 2A, Class 2, Class 3A and Class 3. On May 10, 2017, the interests Frontier Trading Company XV, LLC, which included exposure to Transtrend B.V.’s TT Enhanced Risk (USD) Program, were transferred to an individual Delaware limited liability company (“Master Fund”) in Galaxy Plus.  The Master Fund is sponsored and operated by Gemini Alternative Funds, LLC (“Sponsor”).  The Sponsor has contracted with the Trading Advisors to manage the portfolios of the Master Funds pursuant to the advisors’ respective program.  For those Series that invest in Galaxy Plus, approximately 30-70% of those Series assets are used to support the margin requirements of the Master Funds.  The remaining assets of the Series are split between investments in Trading Companies and a pooled cash management account that invests primarily in U.S. Treasury securities.  For those Series that do not invest in Galaxy Plus, their assets are split between investments in Trading Companies and investments in the pooled cash management account.

As of June 30, 2018, Frontier Winton Fund has invested a portion of its assets into two Trading Companies, and a single Trading Advisor manages 100% of the assets invested in each of these Trading Companies. Each of the remaining Series has invested a portion of its assets in several different Trading Companies or Galaxy Plus entities and one or more Trading Advisors may manage the assets invested in such Trading Companies or Galaxy Plus entities.

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

Receivable from Futures Commission Merchants—The Trust deposits assets with an FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of June 30, 2018 included restricted cash for margin requirements of $1,610,929 for Frontier Trading Company I LLC and $3,921,107 for Frontier Trading Company II LLC.

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

Purchase and Sales of Private Investment Companies — The Trust is able to subscribe into and redeem from the Galaxy Plus entities on a weekly basis. The value of the private investment companies is determined by the Sponsor and reported on a daily basis. The change in value is calculated as the difference between the total purchase proceeds and the fair value calculated by the Sponsor and is recorded as net unrealized gain/(loss) on private investment companies on the statements of operations.

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

The following table summarizes the instruments that comprise the Trust, with respect to the Series, financial asset portfolio, by Series, measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value. Investments in private investment companies are valued utilizing the net asset values provided by the underlying private investment companies as a practical expedient. Each Series applies the practical expedient to its investments in private investment companies on an investment-by-investment basis, and consistently with the Series entire position in a particular investment, unless it is probable that the Series will sell a portion of an investment at an amount different from the net asset value of the investment.

	Level 1	Level 2	Level 3	Total
June 30, 2018	Inputs	Inputs	Inputs	Fair Value
Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$1,265,183	$(7,734)	$—	$1,257,449
Swap Contracts	—	—	5,789,800	5,789,800
U.S. Treasury Securities	1,752,590	—	—	1,752,590
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	1,028,540	(6,988)	—	1,021,552
U.S. Treasury Securities	928,660	—	—	928,660
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	117,943	—	—	117,943
Swap Contracts	—	—	432,925	432,925
U.S. Treasury Securities	644,297	—	—	644,297
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	2,461,406	(15,487)	—	2,445,919
Open Trade Equity (Deficit)	127,833	(11,091)	—	116,742
Swap Contracts	—	—	10,470,609	10,470,609
U.S. Treasury Securities	3,128,559	—	—	3,128,559
Frontier Select Fund
Investment in Unconsolidated Trading Companies	76,972	—	535,180	612,152
U.S. Treasury Securities	420,486	—	—	420,486
Frontier Winton Fund
Investment in Unconsolidated Trading Companies	5,004,302	(32,146)	—	4,972,156
U.S. Treasury Securities	5,763,275	—	—	5,763,275
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	897,476	(5,925)	—	891,551
Swap Contracts	—	—	3,003,834	3,003,834
U.S. Treasury Securities	916,128	—	—	916,128

	Level 1	Level 2	Level 3	Total
December 31, 2017	Inputs	Inputs	Inputs	Fair Value
Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$2,152,721	$55,593	$—	$2,208,314
Swap Contracts	—	—	6,376,472	6,376,472
U.S. Treasury Securities	767,049	—	—	767,049
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	1,460,743	31,450	—	1,492,193
U.S. Treasury Securities	1,663,014	—	—	1,663,014
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	121,510	—	—	121,510
Swap Contracts	—	—	397,039	397,039
U.S. Treasury Securities	614,803	—	—	614,803
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	3,072,933	81,725	—	3,154,658
Open Trade Equity (Deficit)	144,983	33,569	—	178,552
Swap Contracts	—	—	11,340,959	11,340,959
U.S. Treasury Securities	663,808	—	—	663,808
Frontier Select Fund
Investment in Unconsolidated Trading Companies	91,790	—	579,073	670,863
U.S. Treasury Securities	464,427	—	—	464,427
Frontier Winton Fund
Investment in Unconsolidated Trading Companies	7,750,343	184,193	—	7,934,536
U.S. Treasury Securities	5,667,825	—	—	5,667,825
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	1,500,688	35,943	—	1,536,631
Swap Contracts	—	—	3,094,367	3,094,367
U.S. Treasury Securities	1,046,861	—	—	1,046,861

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the statements of operations. Investment in unconsolidated trading company asset gains and losses (realized/unrealized) included in earnings are classified in “Change in fair value of investments in unconsolidated trading companies.” During the six months ended June 30, 2018, all identified Level 3 assets were components of the Frontier Diversified Fund, Frontier Long/Short Commodity Fund, Frontier Balanced Fund, Frontier Select Fund, and Frontier Heritage Fund.

For the Six Months Ended June 30, 2018

Swaps

		Frontier Long/Short
	Frontier Balanced Fund	Commodity Fund
Balance of recurring Level 3 assets as of January 1, 2018	$11,340,959	$397,039
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	1,129,650	35,886
Proceeds from collateral reduction	(2,000,000)	—
Change in ownership allocation	—	—
Transfers in and/or out of Level 3	—	—
Balance of recurring Level 3 assets as of June 30, 2018	$10,470,609	$432,925

	Frontier Diversified
	Fund	Frontier Heritage Fund
Balance of recurring Level 3 assets as of January 1, 2018	$6,376,472	$3,094,367
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	513,328	(90,533)
Proceeds from collateral reduction	(1,100,000)	—
Change in ownership allocation	—	—
Transfers in and/or out of Level 3	—	—
Balance of recurring Level 3 assets as of June 30, 2018	$5,789,800	$3,003,834

For the Year Ended December 31, 2017

Swaps

		Frontier Long/Short
	Frontier Balanced Fund	Commodity Fund
Balance of recurring Level 3 assets as of January 1, 2017	$18,939,450	$4,220,468
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	(84,491)	26,621
Proceeds from collateral reduction	(7,514,000)	(3,850,050)
Change in ownership allocation	—	—
Transfers in and/or out of Level 3	—	—
Balance of recurring Level 3 assets as of December 31, 2017	$11,340,959	$397,039

	Frontier Diversified Fund	Frontier Heritage Fund
Balance of recurring Level 3 assets as of January 1, 2017	$8,637,847	$8,391,414
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	(47,375)	(297,047)
Proceeds from collateral reduction	(2,214,000)	(5,000,000)
Change in ownership allocation	—	—
Transfers in and/or out of Level 3	—	—
Balance of recurring Level 3 assets as of December 31, 2017	$6,376,472	$3,094,367

For the Six Months Ended June 30, 2018
Investments in Unconsolidated Trading Companies:

	Frontier
	Select
	Fund
Balance of recurring Level 3 assets as of January 1, 2018	$579,073
Change in fair value of investments in unconsolidated trading companies	(43,894)
Purchases of investments of unconsolidated trading companies	—
Change in ownership allocation	—
Transfers in and/or out of Level 3	—
Balance of recurring Level 3 assets as of June 30, 2018	$535,179

Investments in Unconsolidated Trading Companies:

Frontier Select Fund
Balance of recurring Level 3 assets as of January 1, 2017	$3,147,279
Change in fair value of investments in unconsolidated trading companies	(144,019)
Change in ownership allocation	(2,424,187)
Transfers in and/or out of Level 3	—
Balance of recurring Level 3 assets as of December 31, 2017	$579,073

The Series of the Trust assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Series’ accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the six months ended June 30, 2018, the Trust did not transfer any assets between Levels 1, 2 or 3.

The amounts reflected in the change in ownership allocation result from changes in ownership in the underlying Trading Companies at the Series level, which have resulted in changes in consolidation or de-consolidation by the Series. The ownership in the Trading Companies is accounted for under the equity method, which approximates fair value.

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at June 30, 2018:

	Frontier Diversified	Frontier Long/Short	Frontier Balanced
	Fund	Commodity Fund	Fund	Frontier Heritage Fund
Swap Contracts	$513,328	$35,886	$1,129,650	$(90,533)

Frontier Select Fund
Investments in Unconsolidated Trading Companies	$(43,894)

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of June 30, 2018, and December 31, 2017, approximately 10.8% and 10.2%, respectively, of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain swaps and is recorded as collateral within the swap fair value within the statement of financial condition. The cash held with the counterparty is not restricted.

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

To help to reduce counterparty risk on the Series, the Managing Owner has the right to reduce the Series’ exposure and remove cash from the Series’ total return swaps with Deutsche Bank AG. This cash holding shall be in excess of $250,000, and may not exceed 40% of the Index exposure in total. Index exposure is defined as the total notional amount plus any profit. The Series are charged interest on this cash holding and any amount removed will be offset against the final settlement value of the swap. As of June 30, 2018, the Frontier Balanced Fund, the Frontier Diversified Fund, the Frontier Long/Short Commodity Fund and Frontier Heritage Fund, have received from the swap counterparty $4,926,555, $2,500,000, $115,000 and $1,900,000, respectively. These amounts are shown on the Statements of Financial Conditions of the respective Series under advance on unrealized swap appreciation, which relates to the Trading Companies’ total return swaps with Deutsche Bank AG.

The Series have invested in the following swaps as of and for the six months ended June 30, 2018:

			Frontier Long/Short	Frontier Heritage
	Frontier Balanced Fund	Frontier Diversified Fund	Commodity Fund	Fund
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$11,735,292	$3,054,369	$653,610	$2,072,056
Termination Date	8/2/2018	8/2/2018	8/7/2018	3/27/2023
Cash Collateral	$86,000	$86,000	$29,950	$978,950
Swap Value	$10,384,609	$5,703,800	$402,975	$2,024,884
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	$1,129,650	$513,328	$35,886	($90,533)
Fair Value as of June 30, 2018	$10,470,609	$5,789,800	$432,925	$3,003,834
Advance on swap appreciation	($4,926,555)	($2,500,000)	($115,000)	($1,900,000)

The Series have invested in the following swaps as of and for the year ended December 31, 2017:

			Frontier Long/Short Commodity
	Frontier Balanced Fund	Frontier Diversified Fund	Fund	Frontier Heritage Fund
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$13,373,629	$4,651,155	$653,610	$2,072,056
Termination Date	8/2/2018	8/2/2018	8/7/2018	3/26/2018
Cash Collateral	$2,086,000	$1,186,000	$29,950	$982,500
Swap Value	$9,254,959	$5,190,472	$367,089	$2,111,867
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	($84,491)	($47,375)	$26,621	($297,047)
Fair Value as of 12/31/2017	$11,340,959	$6,376,472	$397,039	$3,094,367
Advance on swap appreciation	($4,926,555)	($2,500,000)	($115,000)	($1,900,000)

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

The following table summarizes each of the Series’ investments in unconsolidated Trading companies as of June 30, 2018 and December 31, 2017:

	As of June 30, 2018		As of December 31, 2017
	Percentage of		Percentage of
	Series Net		Series Net
	Assets Invested		Assets Invested
	in Unconsolidated		in Unconsolidated
	Trading and Private		Trading and Private
	Investment Companies	Fair Value	Investment Companies	Fair Value
Series

Frontier Diversified Series —
Frontier Trading Companies II and XXXVIII	6.87%	$1,257,449	10.37%	$2,225,210
Frontier Masters Series —
Frontier Trading Companies II and XXXVIII	13.83%	$1,021,552	12.55%	$1,501,142
Frontier Long/Short Commodity Series —
Frontier Trading Company XXXVIII	3.58%	$117,943	2.86%	$121,510
Frontier Balanced Series —
Frontier Trading Companies II and XXXVIII	6.30%	$2,445,919	6.59%	$3,178,176
Frontier Select Series —
Frontier Trading Companies XXXVIII and XXXIX	13.00%	$612,152	9.86%	$670,863
Frontier Winton Fund
Frontier Trading Companies II and XXXVIII	44.38%	$4,972,156	53.79%	$7,987,575
Frontier Heritage Series —
Frontier Trading Companies II and XXXVIII	17.36%	$891,551	22.66%	$1,536,631

The following tables summarize each of the Series; equity in earnings from unconsolidated Trading and private investment companies for months ended June 30, 2018 and 2017.

	Three Months Ended June 30, 2018				Three Months Ended June, 2017
			Change in				Change in
	Trading	Realized	Unrealized	Net Income	Trading	Realized	Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)
Frontier Balanced Fund —
Frontier Trading Company II, LLC	$—	$—	$302,930	$302,930	$(29,734)	$(176,628)	$(185,169)	$(391,531)
Frontier Trading Company XXXVIII, LLC	—	—	(6,881)	(6,881)	—	—	(60,414)	(60,414)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(13,073)	(158,310)	72,621	(98,762)	(23,364)	(222,017)	(152,905)	(398,286)
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(14,629)	131,409	(38,608)	78,172	(19,523)	82,988	(31,581)	31,884
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LLC	(141,047)	(430,258)	805,293	233,988	(103,320)	628,876	(146,626)	378,930
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(14,285)	333,049	(63,193)	255,571	(46,229)	572,197	(767,626)	(241,658)
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(123)	—	(38,889)	(39,012)	—	—	(313,570)	(313,570)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(37,583)	292,017	423,980	678,414	(84,339)	(292,686)	307,411	(69,614)
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	(21,107)	(149,161)	18,142	(152,126)	(59,057)	14,510	23,398	(21,149)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(7,130)	(53,768)	25,289	(35,609)	(5,563)	550,360	(553,687)	(8,890)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(63,787)	(25,610)	(33,194)	(122,591)	(111,023)	(481,169)	(477,804)	(1,069,996)
Total	$(312,764)	$(60,632)	$1,467,490	$1,094,094	$(482,152)	$676,431	$(2,358,573)	$(2,164,294)

Frontier Winton Fund —
Frontier Trading Company II, LLC	$—	$—	$675,380	$675,380
Frontier Trading Company XXXVIII, LLC	—	—	(29,123)	(29,123)	—	—	(21,961)	(21,961)
Total	$—	$—	$646,257	$646,257	$—	$—	$(21,961)	$(21,961)

Frontier Select Fund —
Frontier Trading Company XXXIX, LLC	$—	$—	$(41,578)	$(41,578)	$—	$—	$(103,491)	$(103,491)
Frontier Trading Company XXXVIII, LLC	—	—	(1,017)	(1,017)	—	—	(13,395)	(13,395)
Galaxy Plus Fund - TT Feeder Fund (531) LLC	(10,721)	23,055	37,712	50,046	(26,272)	455,907	(960,857)	(531,222)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(42,595)	(12,170)	(16,423)	(71,188)				—
Total	$(53,316)	$10,885	$(21,306)	$(63,737)	$(26,272)	$455,907	$(1,077,743)	$(648,108)

Frontier Heritage Fund —
Frontier Trading Company II, LLC	$—	$—	$129,198	$129,198	$(59,981)	$(92,376)	$(45,355)	$(197,712)
Frontier Trading Company XXXVIII, LLC	—	—	(3,728)	(3,728)	—	—	(32,056)	(32,056)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(42,603)	(5,832)	(12,130)	(60,565)
Total	$(42,603)	$(5,832)	$113,340	$64,905	$(59,981)	$(92,376)	$(77,411)	$(229,768)

Frontier Long/Short Commodity Fund
Frontier Trading Company XXXVIII, LLC	$—	$—	$(1,870)	$(1,870)	$—	$—	$48,430	$48,430
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	—	—	—	—	(20,154)	(17,806)	(15,385)	(53,345)
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LLC	(25,765)	(63,680)	118,815	29,370	(70,739)	274,376	(21,965)	181,672
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(681)	—	(148,965)	(149,646)	—	—	(668,936)	(668,936)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(19,032)	(6,922)	(3,573)	(29,527)	(31,126)	(2,843)	(157,347)	(191,316)
Total	$(45,478)	$(70,602)	$(35,593)	$(151,673)	$(122,019)	$253,727	$(815,203)	$(683,495)

Frontier Diversified Fund —
Frontier Trading Company II, LLC	$—	$—	$156,848	$156,848	$(32,754)	$(131,602)	$(76,660)	$(241,016)
Frontier Trading Company XXXVIII, LLC	—	—	(2,803)	(2,803)	—	—	(92,697)	(92,697)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(5,137)	(52,919)	24,207	(33,849)	(20,126)	(138,307)	(51,044)	(209,477)
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	—	—	—	—	(25,130)	(86,993)	(10,374)	(122,497)
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(9,617)	72,926	(21,449)	41,860	(15,626)	53,463	(19,659)	18,178
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LLC	(41,617)	(209,611)	350,445	99,217	(99,836)	663,148	(134,800)	428,512
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(9,912)	139,185	(24,276)	104,997	(34,042)	386,453	(360,329)	(7,918)
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	—	(62)	(13,567)	(13,629)	—	—	(121,379)	(121,379)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(20,301)	132,708	177,519	289,926	(72,656)	110,541	(92,110)	(54,225)
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	(11,738)	(64,178)	8,247	(67,669)	(62,375)	90,549	(35,256)	(7,082)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(7,950)	(53,876)	25,289	(36,537)	(21,834)	1,360,066	(1,340,399)	(2,167)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(31,712)	3,362	(22,990)	(51,340)	(96,591)	(299,530)	(338,831)	(734,952)
Total	$(137,984)	$(32,465)	$657,470	$487,021	$(480,970)	$2,007,788	$(2,673,538)	$(1,146,720)

Frontier Masters Fund —
Frontier Trading Company II, LLC	$—	$—	$148,044	$148,044	$(20,155)	$(75,060)	$(193,825)	$(289,040)
Frontier Trading Company XXXVIII, LLC	—	—	8,804	8,804	—	—	(27,193)	(27,193)
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	—	—	—	—	(32,726)	(38,744)	(37,054)	(108,524)
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LLC	(70,572)	(207,046)	370,789	93,171	(85,746)	349,249	(38,302)	225,201
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(44,250)	(27,294)	(16,449)	(87,993)	(33,868)	(36,872)	(273,610)	(344,350)
Galaxy Plus Fund - TT Feeder Fund (531) LLC	(9,581)	27,308	35,040	52,767	—	—	(621,004)	(621,004)
Total	$(124,403)	$(207,032)	$546,228	$214,793	$(172,495)	$198,573	$(1,190,988)	$(1,164,910)

	Six Months Ended June 30, 2018					Six Months Ended June, 2017
		Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)

Frontier Balanced Fund —
Frontier Trading Company II, LLC		$—	$—	$67,960	$67,960	$(32,747)	$216,451	$(414,846)	$(231,142)
Frontier Trading Company XXXVIII, LLC		—	—	(11,476)	(11,476)	—	—	(206,159)	(206,159)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC		(43,897)	(212,016)	6,928	(248,985)	(44,764)	(387,975)	(13,621)	(446,360)
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC		(31,385)	(158,568)	1,111	(188,842)	(50,359)	148,003	(34,828)	62,816
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LLC		(228,504)	369,476	13,457	154,429	(370,056)	934,254	440,340	1,004,538
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC		(36,360)	(138,701)	10,762	(164,299)	(97,240)	1,057,916	(443,733)	516,943
Galaxy Plus Fund - LRR Feeder Fund (522) LLC		(123)	—	(3,585)	(3,708)	—	—	(758,716)	(758,716)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC		(73,528)	(905,417)	60,858	(918,087)	(1,053,253)	3,793,961	(295,887)	2,444,821
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC		(62,551)	(72,693)	12,369	(122,875)	(144,534)	393,118	217,931	466,515
Galaxy Plus Fund - Quest Feeder Fund (517) LLC		(13,928)	(42,692)	3,166	(53,454)	(13,489)	658,389	(821,400)	(176,500)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC		(137,437)	(1,613,467)	86,852	(1,664,052)	(129,934)	(453,700)	(456,590)	(1,040,224)
Total		$(627,713)	$(2,774,078)	$248,402	$(3,153,389)	$(1,936,376)	$6,360,417	$(2,787,509)	$1,636,532

Frontier Winton Fund —
Frontier Trading Company II, LLC		$—	$—	$(186,556)	$(186,556)	$—
Frontier Trading Company XXXVIII, LLC		—	—	(66,205)	$(66,205)	$—	$—	$(303,217)	$(303,217)
Total		$—	$—	$(252,761)	$(252,761)	$—	$—	$(303,217)	$(303,217)

Frontier Select Fund —
Frontier Trading Company XXXIX, LLC	$		$—	$(41,578)	$(41,578)	$—	$—	$(302,892)	$(302,890)
Frontier Trading Company XXXVIII, LLC		—	—	4,561	4,561	—	—	(61,753)	(61,755)
Galaxy Plus Fund - TT Feeder Fund (531) LLC		(61,704)	(525,255)	67,762	(519,197)	(26,272)	455,907	(960,857)	(531,222)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC		(80,091)	(94,447)	(208,032)	(382,570)				—
Total		$(141,795)	$(619,702)	$30,745	$(556,214)	$(26,272)	$455,907	$(1,325,502)	$(895,867)

Frontier Heritage Fund —
Frontier Trading Company II, LLC	$		$—	$6,663	$6,663	$(61,563)	$113,582	$(165,128)	$(113,109)
Frontier Trading Company XXXVIII, LLC		—	—	(4,695)	(4,695)	—	—	(94,612)	(94,612)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC		(95,378)	(550,409)	44,752	(601,035)
Total		$(95,378)	$(550,409)	$46,720	$(599,067)	$(61,563)	$113,582	$(259,740)	$(207,721)

Frontier Long/Short Commodity Fund
Frontier Trading Company XXXVIII, LLC		$—	$—	$(1,812)	$(1,812)	$—	$—	$48,430	$48,430
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC		—	—	—	—	(44,133)	(37,958)	72,625	(9,466)
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LLC		(55,540)	106,500	(43,080)	7,880	(181,134)	398,026	195,800	412,692
Galaxy Plus Fund - LRR Feeder Fund (522) LLC		(681)	—	(55,507)	(56,188)	(570,790)	—	—	(570,790)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC		(44,616)	(236,487)	13,305	(267,798)	(31,126)	(2,843)	(157,347)	(191,316)
Total		$(56,221)	$(129,987)	$(87,094)	$(317,918)	$(827,183)	$357,225	$159,508	$(310,450)

Frontier Diversified Fund —
Frontier Trading Company II, LLC		$—	$—	$6,222	$6,222	$(34,961)	$156,232	$(244,744)	$(123,473)
Frontier Trading Company XXXVIII, LLC		—	—	(1,820)	(1,820)	—	—	(220,531)	(220,531)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC		(21,609)	(70,821)	2,309	(90,121)	(38,921)	(248,929)	41,918	(245,932)
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC		—	—	—	—	(52,211)	(296,825)	401,400	52,364
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC		(19,728)	(71,041)	1,112	(89,657)	(36,891)	93,200	(21,227)	35,082
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LLC		(88,315)	190,256	(45,473)	56,468	(331,447)	937,641	344,980	951,174
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC		(19,585)	(13,078)	8,453	(24,210)	(71,434)	668,006	(172,286)	424,286
Galaxy Plus Fund - LRR Feeder Fund (522) LLC		—	(62)	3,942	3,880	—	—	(286,484)	(286,484)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC		(41,686)	(336,175)	1,742	(376,119)	(677,949)	2,530,502	(402,647)	1,449,906
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC		(37,240)	(25,944)	5,361	(57,823)	(145,059)	396,809	122,278	374,028
Galaxy Plus Fund - Quest Feeder Fund (517) LLC		(15,597)	(42,800)	3,166	(55,231)	(54,917)	1,818,085	(2,335,438)	(572,270)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC		(72,444)	(772,916)	23,417	(821,943)	(109,401)	(281,218)	(324,689)	(715,308)
Total		$(316,204)	$(1,142,581)	$8,431	$(1,450,354)	$(1,553,191)	$5,773,503	$(3,097,470)	$1,122,842

Frontier Masters Fund —
Frontier Trading Company II, LLC		$—	$—	$(94,552)	$(94,552)	$25,034	$91,810	$(290,984)	$(174,140)
Frontier Trading Company XV, LLC		—	—	—	—	(63,500)	78,115	(115,394)	(100,779)
Frontier Trading Company XXXVIII, LLC		—	—	17,218	17,218	—	—	(103,705)	(103,705)
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC		—	(76,396)	68,413	(7,983)	(70,041)	(81,634)	150,438	(1,237)
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LLC		(149,210)	263,055	(103,684)	10,161	(225,164)	518,265	258,497	551,598
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC		(100,181)	(726,950)	13,640	(813,491)	(33,868)	(36,872)	(273,610)	(344,350)
Galaxy Plus Fund - TT Feeder Fund (531) LLC		(47,188)	(87,994)	(179,255)	(314,437)	—	—	(621,004)	(621,004)
Total		$(296,579)	$(628,285)	$(278,220)	$(1,203,084)	$(367,539)	$569,684	$(995,762)	$(793,617)

The Series’ investments in private investment companies have certain redemption and liquidity restrictions which are described in the following table:

	Redemptions	Redemptions	Liquidity
	Notice Period	Permitted	Restrictions
Frontier Diversified Fund
Multi-Strategy
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	24 hours	Daily	None
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None
Option Trading
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	24 hours	Daily	None

Frontier Masters Fund
Trend Following
Galaxy Plus Fund - TT Feeder Fund (531) LLC	24 hours	Weekly	None
Multi-Strategy
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None

Frontier Long/Short Commodity Fund
Multi-Strategy
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	24 hours	Daily	None
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None

Frontier Balanced Fund
Multi-Strategy
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	24 hours	Daily	None
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None
Option Trading
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	24 hours	Daily	None

Frontier Select Fund
Trend Following
Galaxy Plus Fund - TT Feeder Fund (531) LLC	24 hours	Weekly	None
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None

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

Expenses

Management Fees—Each Series of Units pays to the Managing Owner a monthly management fee equal to a percentage of the notional assets of such Series allocated to Trading Companies, calculated on a daily basis. The percentage bases of the fees vary and are in line with the amounts being disclosed below. In addition, the Managing Owner receives a monthly management equal to a certain percentage of the assets in the Galaxy Plus entities attributable to such Series’ (including notional assets), calculated on a monthly basis. The management fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. The total amount of assets of a Series allocated to Trading Advisors and/or reference programs, including (i) actual funds deposited in accounts directed by the Trading Advisors or deposited as margin in respect of swaps or other derivative instruments referencing a reference program plus (ii) any notional equity allocated to the Trading Advisors and any reference programs, is referred to herein as the “notional assets” of the Series. The annual rate of the management fee is: 0.5% for the Frontier Balanced Fund Class 1 and Class 2, 1.0% for the Frontier Balanced Fund Class 1AP, Class 2a and Class 3a, 2.0% for the Frontier Winton Fund, Frontier Long/Short Commodity Fund Class 1a, Class 2a and Class 3a and Frontier Masters Fund, 0.75% for Frontier Diversified Fund, 2.5% for the Frontier Heritage Fund and Frontier Select Fund, and 3.5% for the Frontier Long/Short Commodity Fund Class 2 and Class 3. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) and/or waive (up to the percentage specified) any such management fee to the extent any related management fee is paid by a trading company or estimated management fee is embedded in a swap or other derivative instrument. Any management fee embedded in a swap or other derivative instrument may be greater or less than the management fee that would otherwise be charged to the Series by the Managing Owner. As of the date of this report, for a Series that has invested in a swap, the Managing Owner or Trading Advisor(s) do not receive any management fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. As of June 30, 2018, the management fees embedded based on fair value of swaps in (i) swaps owned by Frontier Diversified Fund was 1.00% per annum, (ii) swaps owned by Frontier Balanced Fund was 1.00% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 1.50% per annum, and (iv) swaps owned by Frontier Heritage Fund was 1.00% per annum, and the Managing Owner has waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. These embedded management fees may be higher or lower in the future.

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

Trading Fees— In connection with each Series’ trading activities the Frontier Balanced Fund, Frontier Select Fund, Frontier Winton Fund and Frontier Heritage Fund pays to the Managing Owner an FCM Fee of up to 2.25% per annum of notional assets allocated to the trading advisors, including through investments in commodity pools available on the Galaxy Plus Platform, and any reference programs of the applicable Series. The Frontier Diversified Fund, Frontier Long/Short Commodity Fund and Frontier Masters Fund pays to the Managing Owner an FCM Fee of up to 2.25% of notional assets allocated to the trading advisors, including through investments in commodity pools available on the Galaxy Plus Platform, and a custodial/due diligence fee of 0.12% of such Series’ NAV, calculated daily.

Incentive Fees— Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated in the Trading Companies by such Series, monthly or quarterly. In addition, the Managing Owner receives a quarterly incentive fee of a certain percentage of new net trading profits generated in the Galaxy Plus entities that have been allocated to the Series. The incentive fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. Because the Frontier Balanced Fund, Frontier Diversified Fund, Frontier Masters Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Long/Short Commodity Fund may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Frontier Balanced Fund and the Frontier Diversified Fund and 20% for the Frontier Winton Fund, Frontier Heritage Fund, Frontier Select Fund, Frontier Long/Short Commodity Fund and Frontier Masters Fund. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series. As of the date of this report, for a Series that has invested in a swap, the Managing Owner or Trading Advisor(s) do not receive any incentive fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. As of June 30, 2018, the range of incentive fees as a percentage of net new trading profits on swaps embedded in (i) swaps owned by Frontier Diversified Fund was 20-25% per annum, (ii) swaps owned by Frontier Balanced Fund was 20-25% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 25% per annum, and (iv) swaps owned by Frontier Heritage Fund was 15% per annum, and the Managing Owner has waived the entire incentive fee due to it from those Series in respect of such Series’ investment in swaps. These embedded incentive fees may be higher or lower in the future.

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

The following table summarizes fees earned by the Managing Owner for the three months and six months ended June 30, 2018 and 2017:

Three Months Ended June 30, 2018

	Incentive Fees (rebate)	Management Fees	Risk Analysis Fees	Service Fees	Trading Fees
Frontier Diversified Fund	$—	$13,229	$—	$14,689	$143,613
Frontier Masters Fund	—	28,862	—	12,929	105,998
Frontier Long/Short Commodity Fund	—	—	—	407	21,519
Frontier Balanced Fund	—	22,566	1,692	237,810	344,769
Frontier Select Fund	—	—	—	33,273	28,109
Frontier Winton Fund	—	131,682	—	80,907	80,703
Frontier Heritage Fund	—	33,893	—	31,302	36,855

Three Months Ended June 30, 2017

	Incentive Fees (rebate)	Management Fees	Risk Analysis Fees	Service Fees	Trading Fees
Frontier Diversified Fund	$—	$27,784	$—	$41,352	$466,107
Frontier Masters Fund	—	58,094	—	24,160	186,409
Frontier Long/Short Commodity Fund	(87,670)	—	—	3,510	66,308
Frontier Balanced Fund	—	38,058	3,133	384,415	623,456
Frontier Select Fund	—	26,454	—	60,437	49,223
Frontier Winton Fund	—	227,131	35,345	126,462	154,026
Frontier Heritage Fund	—	58,866	—	48,692	36,855

Six Months Ended June 30, 2018

	Incentive Fees (rebate)	Management Fees	Risk Analysis Fees	Service Fees	Trading Fees
Frontier Diversified Fund	$1,881	$24,792	$—	$30,804	$308,763
Frontier Masters Fund	—	61,211	—	27,898	240,046
Frontier Long/Short Commodity Fund	—	—	—	1,064	46,212
Frontier Balanced Fund	145,134	42,902	3,529	500,791	728,945
Frontier Select Fund	—	—	—	72,962	65,703
Frontier Winton Fund	—	262,342	—	175,167	163,278
Frontier Heritage Fund	1,394	69,874	—	68,410	79,147

Six Months Ended June 30, 2017

	Incentive Fees (rebate)	Management Fees	Risk Analysis Fees	Service Fees	Trading Fees
Frontier Diversified Fund	$(63,508)	$55,742	$—	$86,185	$932,781
Frontier Masters Fund	—	123,905	—	52,934	376,584
Frontier Long/Short Commodity Fund	(87,670)	—	—	10,971	143,093
Frontier Balanced Fund	—	76,537	7,557	783,275	1,163,171
Frontier Select Fund	—	102,407	6,829	129,768	98,267
Frontier Winton Fund	(49,790)	489,086	70,773	269,091	303,364
Frontier Heritage Fund	(4,603)	117,858	—	100,787	109,257

The following table summarizes fees payable to the Managing Owner as of June 30, 2018 and December 31, 2017.

As of June 30, 2018

	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees
Frontier Diversified Fund	$—	$4,148	$—	$2,806	$46,612
Frontier Masters Fund	—	9,009	—	2,656	30,951
Frontier Long/Short Commodity Fund	—	—	184	28	6,580
Frontier Balanced Fund	—	11,594	6,818	64,568	110,648
Frontier Select Fund	—	—	979	9,996	9,018
Frontier Winton Fund	—	41,441	11,561	21,229	23,650
Frontier Heritage Fund	—	9,438	1,963	7,935	10,951

As of December 31, 2017

	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees
Frontier Diversified Fund	$12,847	$4,049	$—	$3,614	$61,188
Frontier Masters Fund	—	8,949	—	3,570	49,131
Frontier Long/Short Commodity Fund	—	—	103	172	9,125
Frontier Balanced Fund	40,189	11,465	2,528	88,149	140,868
Frontier Select Fund	—	—	1,358	14,743	14,898
Frontier Winton Fund	—	53,039	20,992	26,714	43,573
Frontier Heritage Fund	—	13,471	2,608	11,483	15,703

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

The following table outlines the interest paid by each Series to the Managing Owner and its ratio to average net assets for the three and six months ended June 30, 2018 and 2017:

Three Months Ended

	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

			Ratio to
	Gross Amount Paid to	Gross Amount Paid to	Average Net	Ratio to Average
	the Managing Owner	the Managing Owner	Assets	Net Assets

Frontier Diversified Class 1	$—	$—	0.00%	-0.09%
Frontier Diversified Class 2	—	—	0.00%	-0.05%
Frontier Diversified Class 3	—	—	0.00%	-0.05%
Frontier Masters Class 1	—	—	0.00%	-0.10%
Frontier Masters Class 2	—	—	0.00%	-0.09%
Frontier Masters Class 3	—	—	0.00%	-0.08%
Frontier Long/Short Class 2	37	228	0.02%	0.05%
Frontier Long/Short Class 3	488	1,842	0.02%	0.05%
Frontier Long/Short Class 1a	—	—	0.00%	0.00%
Frontier Long/Short Class 2a	—	—	0.00%	0.00%
Frontier Long/Short Class 3a	—	—	0.00%	0.00%
Frontier Balanced Fund Class 1	14,652	155,792	0.05%	0.30%
Frontier Balanced Fund Class 1AP	256	2,005	0.05%	0.33%
Frontier Balanced Fund Class 2	2,656	38,500	0.05%	0.18%
Frontier Balanced Fund Class 2A	39	493	0.01%	0.08%
Frontier Balanced Fund Class 3A	108	1,204	0.01%	0.07%
Frontier Select Fund Class 1	3,375	10,569	0.08%	0.13%
Frontier Select Fund Class 1AP	15	31	0.08%	0.13%
Frontier Select Fund Class 2	359	1,690	0.08%	0.13%
Frontier Winton Class 1	34,013	(38,915)	0.32%	-0.23%
Frontier Winton Class 1AP	111	(116)	0.32%	-0.33%
Frontier Winton Class 2	3,251	(35,722)	0.32%	-0.32%
Frontier Heritage Fund Class 1	5,382	11,940	0.13%	0.18%
Frontier Heritage Fund Class 1AP	5	10	0.12%	0.18%
Frontier Heritage Fund Class 2	836	3,498	0.13%	0.19%
Total	$65,583	$153,048

Six Months Ended

	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
		Gross Amount
		Paid to the	Ratio to	Ratio to
	Gross Amount Paid to	Managing	Average Net	Average Net
	the Managing Owner	Owner	Assets	Assets
Frontier Diversified Class 1	$—	$(3,860)	0.00%	-0.09%
Frontier Diversified Class 2	—	(19,555)	0.00%	-0.05%
Frontier Diversified Class 3	—	(7,071)	0.00%	-0.05%
Frontier Masters Class 1	—	(4,674)	0.00%	-0.10%
Frontier Masters Class 2	—	(4,780)	0.00%	-0.09%
Frontier Masters Class 3	—	(5,338)	0.00%	-0.08%
Frontier Long/Short Class 2	37	132	0.02%	0.02%
Frontier Long/Short Class 3	488	1,277	0.02%	0.03%
Frontier Long/Short Class 1a	—	533	0.00%	0.05%
Frontier Long/Short Class 2a	—	233	0.00%	0.03%
Frontier Long/Short Class 3a	—	189	0.00%	0.01%
Frontier Balanced Fund Class 1	14,652	190,384	0.04%	0.36%
Frontier Balanced Fund Class 1AP	256	2,416	0.05%	0.38%
Frontier Balanced Fund Class 2	2,656	52,569	0.04%	0.24%
Frontier Balanced Fund Class 2A	39	571	0.01%	0.10%
Frontier Balanced Fund Class 3A	108	1,452	0.01%	0.09%
Frontier Select Fund Class 1	5,835	23,654	0.12%	0.27%
Frontier Select Fund Class 1AP	25	67	0.12%	0.27%
Frontier Select Fund Class 2	724	3,609	0.11%	0.27%
Frontier Winton Class 1	62,703	12,162	0.53%	0.07%
Frontier Winton Class 1AP	194	(24)	0.54%	-0.07%
Frontier Winton Class 2	7,028	(6,078)	0.52%	-0.05%
Frontier Heritage Fund Class 1	5,382	26,122	0.12%	0.38%
Frontier Heritage Fund Class 1AP	5	21	0.10%	0.37%
Frontier Heritage Fund Class 2	836	8,742	0.12%	0.39%
Total	$100,968	$272,752

7. Financial Highlights

The following information presents the financial highlights of the Trust, with respect to the Series, for the three and six months ended June 30, 2018 and 2017.

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 1a	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, March 31, 2018	$106.53	$124.26	$115.59	$98.30	$114.67	$107.10	$77.86	$112.44	$89.95	$117.97	$94.24
Net operating results:
Interest income	0.06	0.07	0.07	0.10	0.12	0.11	0.07	0.11	0.08	0.11	0.09
Expenses	(1.73)	(1.07)	(0.99)	(2.19)	(1.94)	(1.81)	(1.23)	(0.67)	(0.53)	(0.70)	(0.56)
Net gain/(loss) on investments, net of non-controlling interests	3.44	3.61	3.43	3.12	3.53	3.37	(5.92)	(5.36)	(7.37)	(5.63)	(7.66)
Net income/(loss)	1.77	2.61	2.50	1.03	1.71	1.67	(7.08)	(5.92)	(7.82)	(6.22)	(8.13)
Net asset value, June 30, 2018	$108.30	$126.87	$118.09	$99.33	$116.38	$108.77	$70.78	$106.52	$82.13	$111.75	$86.11

Ratios to average net assets
Net investment income/(loss)	-6.27%	-3.20%	-3.20%	-8.68%	-6.48%	-6.48%	-6.13%	-2.05%	-2.05%	-2.05%	-2.05%
Expenses before incentive fees (3)(4)	6.50%	3.43%	3.43%	9.11%	6.91%	6.91%	6.51%	2.43%	2.43%	2.43%	2.43%
Expenses after incentive fees (3)(4)	6.50%	3.43%	3.43%	9.11%	6.91%	6.91%	6.51%	2.43%	2.43%	2.43%	2.43%
Total return before incentive fees (2)	1.66%	2.10%	2.16%	1.05%	1.49%	1.56%	-9.09%	-5.27%	-8.69%	-5.27%	-8.63%
Total return after incentive fees (2)	1.66%	2.10%	2.16%	1.05%	1.49%	1.56%	-9.09%	-5.27%	-8.69%	-5.27%	-8.63%

	Frontier Balanced Fund						Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a		Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, March 31, 2018	$124.93	$139.33	$187.88	$162.67	$162.12		$76.47	$85.36	$113.28
Net operating results:
Interest income	0.03	0.03	0.04	0.03	0.03		0.00	0.00	0.00
Expenses	(2.08)	(1.29)	(1.74)	(1.51)	(1.50)		(0.98)	(0.48)	(0.63)
Net gain/(loss) on investments, net of non-controlling interests	2.33	2.61	3.54	3.14	3.12		(0.74)	(0.81)	(1.09)
Net income/(loss)	0.28	1.35	1.84	1.66	1.65		(1.72)	(1.29)	(1.72)
Net asset value, June 30, 2018	$125.21	$140.68	$189.72	$164.33	$163.77		$74.75	$84.07	$111.56

Ratios to average net assets
Net investment income/(loss)	-6.64%	-3.64%	-3.64%	-3.64%	-3.64%		-5.28%	-2.28%	-2.28%
Expenses before incentive fees (3)(4)	6.73%	3.73%	3.73%	3.73%	3.73%		5.28%	2.28%	2.28%
Expenses after incentive fees (3)(4)	6.73%	3.73%	3.73%	3.73%	3.73%		5.28%	2.28%	2.28%
Total return before incentive fees (2)	0.22%	0.97%	0.98%	1.02%	1.02%		-2.25%	-1.51%	-1.52%
Total return after incentive fees (2)	0.22%	0.97%	0.98%	1.02%	1.02%		-2.25%	-1.51%	-1.52%

	Frontier Winton Fund			Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, March 31, 2018	$144.60	$161.61	$196.85	$104.50	$116.64	$156.11
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(3.72)	(2.95)	(3.59)	(2.27)	(1.68)	(2.25)
Net gain/(loss) on investments, net of non-controlling interests	7.78	8.53	10.21	0.45	0.50	0.68
Net income/(loss)	4.06	5.58	6.62	(1.82)	(1.18)	(1.57)
Net asset value, June 30, 2018	$148.66	$167.19	$203.47	$102.68	$115.46	$154.54

Ratios to average net assets
Net investment income/(loss)	-10.21%	-7.20%	-7.20%	-8.87%	-5.87%	-5.87%
Expenses before incentive fees (3)(4)	-10.21%	7.20%	7.20%	8.87%	5.87%	5.87%
Expenses after incentive fees (3)(4)	-10.21%	7.20%	7.20%	8.87%	5.87%	5.87%
Total return before incentive fees (2)	2.81%	3.45%	3.36%	-1.74%	-1.01%	-1.01%
Total return after incentive fees (2)	2.81%	3.45%	3.36%	-1.74%	-1.01%	-1.01%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.
(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees are included in the total return.

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 1a	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2017	$116.41	$135.19	$125.68	$114.74	$133.27	$124.40	$81.35	$115.81	$93.59	$121.50	$97.99
Net operating results:
Interest income	0.10	0.12	0.11	0.19	0.22	0.20	0.16	0.22	0.18	0.23	0.19
Expenses	(3.56)	(2.23)	(2.07)	(4.47)	(3.94)	(3.66)	(2.42)	(1.36)	(1.10)	(1.42)	(1.15)
Net gain/(loss) on investments, net of non-controlling interests	(4.65)	(6.21)	(5.63)	(11.13)	(13.17)	(12.17)	(8.31)	(8.15)	(10.54)	(8.56)	(10.92)
Net income/(loss)	(8.11)	(8.32)	(7.59)	(15.41)	(16.89)	(15.63)	(10.57)	(9.29)	(11.46)	(9.75)	(11.88)
Net asset value, June 30, 2018	$108.30	$126.87	$118.09	$99.33	$116.38	$108.77	$70.78	$106.52	$82.13	$111.75	$86.11

Ratios to average net assets
Net investment income/(loss)	-6.37%	-3.33%	-3.33%	-8.50%	-6.26%	-6.26%	-5.67%	-2.02%	-2.02%	-2.02%	-2.02%
Expenses before incentive fees (3)(4)	6.55%	3.51%	3.51%	8.87%	6.63%	6.63%	6.06%	2.41%	2.41%	2.41%	2.41%
Expenses after incentive fees (3)(4)	6.56%	3.52%	3.52%	8.87%	6.63%	6.63%	6.06%	2.41%	2.41%	2.41%	2.41%
Total return before incentive fees (2)	-6.96%	-6.14%	-6.03%	-13.43%	-12.67%	-12.56%	-12.99%	-8.02%	-12.24%	-8.02%	-12.12%
Total return after incentive fees (2)	-6.97%	-6.15%	-6.04%	-13.43%	-12.67%	-12.56%	-12.99%	-8.02%	-12.24%	-8.02%	-12.12%

	Frontier Balanced Fund						Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a		Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2017	$135.96	$150.56	$202.90	$175.77	$175.18		$90.27	$100.02	$132.73
Net operating results:
Interest income	0.08	0.08	0.11	0.10	0.10		0.00	0.00	0.00
Expenses	(4.67)	(3.10)	(4.18)	(3.63)	(3.62)		(2.13)	(1.05)	(1.42)
Net gain/(loss) on investments, net of non-controlling interests	(6.16)	(6.86)	(9.11)	(7.91)	(7.89)		(13.39)	(14.90)	(19.75)
Net income/(loss)	(10.75)	(9.88)	(13.18)	(11.44)	(11.41)		(15.52)	(15.95)	(21.17)
Net asset value, June 30, 2018	$125.21	$140.68	$189.72	$164.33	$163.77		$74.75	$84.07	$111.56

Ratios to average net assets
Net investment income/(loss)	-6.94%	-3.95%	-3.95%	-3.95%	-3.95%		-5.38%	-2.38%	-2.38%
Expenses before incentive fees (3)(4)	6.72%	3.72%	3.72%	3.72%	3.72%		5.38%	2.38%	2.38%
Expenses after incentive fees (3)(4)	7.06%	4.07%	4.07%	4.07%	4.07%		5.38%	2.38%	2.38%
Total return before incentive fees (2)	-7.56%	-6.22%	-6.15%	-6.16%	-6.17%		-17.19%	-15.95%	-15.95%
Total return after incentive fees (2)	-7.91%	-6.56%	-6.50%	-6.51%	-6.51%		-17.19%	-15.95%	-15.95%

	Frontier Winton Fund			Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2017	$159.08	$176.44	$216.50	$121.19	$134.28	$179.70
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(7.15)	(5.46)	(6.87)	(4.74)	(3.48)	(4.63)
Net gain/(loss) on investments, net of non-controlling interests	(3.27)	(3.79)	(6.16)	(13.77)	(15.34)	(20.53)
Net income/(loss)	(10.42)	(9.25)	(13.03)	(18.51)	(18.82)	(25.16)
Net asset value, June 30, 2018	$148.66	$167.19	$203.47	$102.68	$115.46	$154.54

Ratios to average net assets
Net investment income/(loss)	-9.53%	-6.53%	-6.53%	-8.69%	-5.69%	-5.69%
Expenses before incentive fees (3)(4)	9.53%	6.53%	6.53%	8.66%	5.67%	5.67%
Expenses after incentive fees (3)(4)	9.53%	6.53%	6.53%	8.69%	5.69%	5.69%
Total return before incentive fees (2)	-6.55%	-5.24%	-6.02%	-15.25%	-13.99%	-13.97%
Total return after incentive fees (2)	-6.55%	-5.24%	-6.02%	-15.27%	-14.02%	-14.00%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.
(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees are included in the total return.

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 1a	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, March 31, 2017	$119.31	$136.74	$126.88	$113.10	$129.65	$120.78	$95.00	$133.17	$109.48	$134.87	$111.98
Net operating results:
Interest income	0.06	0.06	0.06	0.14	0.16	0.15	0.00	0.00	0.00	0.00	0.00
Expenses	(2.43)	(1.33)	(1.23)	(2.41)	(2.04)	(1.90)	(0.57)	(0.07)	(0.06)	(0.07)	(0.06)
Net gain/(loss) on investments, net of non-controlling interests	(5.21)	(6.86)	(6.29)	(8.44)	(9.87)	(9.13)	(10.80)	(16.73)	(14.03)	(12.74)	(12.16)
Net income/(loss)	(7.58)	(8.12)	(7.46)	(10.71)	(11.75)	(10.88)	(11.37)	(16.80)	(14.09)	(12.81)	(12.22)
Net asset value, June 30, 2017	$111.73	$128.62	$119.42	$102.39	$117.90	$109.90	$83.63	$116.37	$95.39	$122.06	$99.76

Ratios to average net assets (3)
Net investment income/(loss)	-7.96%	-3.68%	-3.68%	-8.22%	-5.93%	-5.93%	-6.42%	-4.12%	-4.12%	-4.12%	-4.12%
Expenses before incentive fees (rebate) (4)(5)	8.15%	3.87%	3.87%	8.72%	6.43%	6.43%	7.71%	5.42%	5.42%	5.42%	5.42%
Expenses after incentive fees (rebate) (4)(5)	8.15%	3.87%	3.87%	8.72%	6.43%	6.43%	6.42%	4.12%	4.12%	4.12%	4.12%
Total return before incentive fees (rebate) (2)	-6.35%	-5.94%	-5.88%	-9.47%	-9.06%	-9.01%	-13.27%	-13.91%	-14.17%	-10.80%	-12.21%
Total return after incentive fees (rebate) (2)	-6.35%	-5.94%	-5.88%	-9.47%	-9.06%	-9.01%	-11.97%	-12.62%	-12.87%	-9.50%	-10.91%

	Frontier Balanced Fund						Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a		Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, March 31, 2017	$137.81	$149.29	$200.81	$174.17	$173.59		$89.88	$97.27	$129.20
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00		0.00	0.00	0.00
Expenses	(2.60)	(1.70)	(2.29)	(1.99)	(1.98)		(1.29)	(0.70)	(0.94)
Net gain/(loss) on investments, net of non-controlling interests	(5.37)	(5.88)	(7.90)	(6.41)	(6.39)		(9.80)	(10.67)	(14.15)
Net income/(loss)	(7.97)	(7.58)	(10.19)	(8.40)	(8.37)		(11.09)	(11.37)	(15.09)
Net asset value, June 30, 2017	$129.84	$141.71	$190.62	$165.77	$165.22		$78.79	$85.90	$114.11

Ratios to average net assets (3)
Net investment income/(loss)	-7.57%	-4.56%	-4.56%	-4.56%	-4.56%		-6.03%	-3.02%	-3.02%
Expenses before incentive fees (rebate) (4)(5)	7.57%	4.56%	4.56%	4.56%	4.56%		6.03%	3.02%	3.02%
Expenses after incentive fees (rebate) (4)(5)	7.57%	4.56%	4.56%	4.56%	4.56%		6.03%	3.02%	3.02%
Total return before incentive fees (rebate) (2)	-5.78%	-5.08%	-5.07%	-4.82%	-4.82%		-12.34%	-11.69%	-11.68%
Total return after incentive fees (rebate) (2)	-5.78%	-5.08%	-5.07%	-4.82%	-4.82%		-12.34%	-11.69%	-11.68%

	Frontier Winton Fund			Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, March 31, 2017	$152.93	$165.26	$210.30	$115.22	$125.64	$167.02
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(3.38)	(2.45)	(3.12)	(2.36)	(1.64)	(2.19)
Net gain/(loss) on investments, net of non-controlling interests	(5.46)	(5.55)	(7.52)	(3.88)	(5.06)	(5.66)
Net income/(loss)	(8.84)	(8.00)	(10.64)	(6.24)	(6.70)	(7.85)
Net asset value, June 30, 2017	$144.09	$157.26	$199.66	$108.98	$118.94	$159.17

Ratios to average net assets (3)
Net investment income/(loss)	-9.06%	-6.05%	-6.05%	-8.32%	-5.32%	-5.32%
Expenses before incentive fees (rebate) (4)(5)	9.06%	6.05%	6.05%	8.32%	5.32%	5.32%
Expenses after incentive fees (rebate) (4)(5)	9.06%	6.05%	6.05%	8.32%	5.32%	5.32%
Total return before incentive fees (rebate) (2)	-5.78%	-4.84%	-5.06%	-5.42%	-5.33%	-4.70%
Total return after incentive fees (rebate) (2)	-5.78%	-4.84%	-5.06%	-5.42%	-5.33%	-4.70%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees.
(4)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.
(5)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees are included in the total return.

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 1a	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2016	$116.43	$132.94	$123.27	$112.80	$128.78	$119.89	$92.78	$129.56	$105.67	$130.80	$107.50
Net operating results:
Interest income	0.22	0.25	0.23	0.41	0.47	0.44	0.01	0.00	0.00	0.00	0.00
Expenses	(4.50)	(2.34)	(2.17)	(4.88)	(4.15)	(3.86)	(2.00)	(1.35)	(1.11)	(1.36)	(1.12)
Net gain/(loss) on investments, net of non-controlling interests	(0.42)	(2.23)	(1.91)	(5.94)	(7.20)	(6.57)	(7.16)	(11.86)	(9.17)	(7.38)	(6.62)
Net income/(loss)	(4.70)	(4.32)	(3.85)	(10.41)	(10.88)	(9.99)	(9.15)	(13.21)	(10.28)	(8.74)	(7.74)
Net asset value, June 30, 2017	$111.73	$128.62	$119.42	$102.39	$117.90	$109.90	$83.63	$116.35	$95.39	$122.06	$99.76

Ratios to average net assets (3)
Net investment income/(loss)	-7.39%	-3.22%	-3.22%	-7.97%	-5.72%	-5.72%	-5.40%	-3.21%	-3.21%	-3.21%	-3.21%
Expenses before incentive fees (rebate) (4)(5)	7.87%	3.70%	3.70%	8.70%	6.45%	6.45%	6.52%	4.33%	4.33%	4.33%	4.33%
Expenses after incentive fees (rebate) (4)(5)	7.75%	3.58%	3.58%	8.70%	6.45%	6.45%	5.40%	3.21%	3.21%	3.21%	3.21%
Total return before incentive fees (rebate) (2)	-4.15%	-3.37%	-3.24%	-9.23%	-8.45%	-8.33%	-10.98%	-11.32%	-10.85%	-7.80%	-8.32%
Total return after incentive fees (rebate) (2)	-4.04%	-3.25%	-3.12%	-9.23%	-8.45%	-8.33%	-9.86%	-10.20%	-9.73%	-6.68%	-7.20%

	Frontier Balanced Fund						Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a		Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2016	$134.80	$144.97	$194.99	$169.05	$168.49		$94.06	$101.16	$134.25
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00		0.00	0.00	0.00
Expenses	(4.54)	(2.73)	(3.68)	(3.20)	(3.18)		(2.92)	(1.73)	(2.30)
Net gain/(loss) on investments, net of non-controlling interests	(0.42)	(0.53)	(0.69)	(0.08)	(0.09)		(12.35)	(13.53)	(17.84)
Net income/(loss)	(4.96)	(3.26)	(4.37)	(3.28)	(3.27)		(15.27)	(15.26)	(20.14)
Net asset value, June 30, 2017	$129.84	$141.71	$190.62	$165.77	$165.22		$78.79	$85.90	$114.11

Ratios to average net assets (3)
Net investment income/(loss)	-6.69%	-3.72%	-3.72%	-3.72%	-3.72%		-6.58%	-3.61%	-3.61%
Expenses before incentive fees (rebate) (4)(5)	6.69%	3.72%	3.72%	3.72%	3.72%		6.58%	3.61%	3.61%
Expenses after incentive fees (rebate) (4)(5)	6.69%	3.72%	3.72%	3.72%	3.72%		6.58%	3.61%	3.61%
Total return before incentive fees (rebate) (2)	-3.68%	-2.25%	-2.24%	-1.94%	-1.94%		-16.23%	-15.09%	-15.00%
Total return after incentive fees (rebate) (2)	-3.68%	-2.25%	-2.24%	-1.94%	-1.94%		-16.23%	-15.09%	-15.00%

	Frontier Winton Fund			Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2016	$154.51	$166.17	$210.98	$119.58	$128.60	$172.10
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(6.43)	(4.54)	(5.77)	(4.57)	(3.10)	(4.16)
Net gain/(loss) on investments, net of non-controlling interests	(3.99)	(4.37)	(5.55)	(6.03)	(6.56)	(8.76)
Net income/(loss)	(10.42)	(8.91)	(11.32)	(10.60)	(9.66)	(12.92)
Net asset value, June 30, 2017	$144.09	$157.26	$199.66	$108.98	$118.94	$159.18

Ratios to average net assets (3)
Net investment income/(loss)	-8.71%	-5.75%	-5.75%	-8.00%	-5.03%	-5.03%
Expenses before incentive fees (rebate) (4)(5)	8.88%	5.91%	5.91%	8.05%	5.08%	5.08%
Expenses after incentive fees (rebate) (4)(5)	8.71%	5.75%	5.75%	8.00%	5.03%	5.03%
Total return before incentive fees (rebate) (2)	-6.91%	-5.53%	-5.53%	-8.92%	-7.56%	-7.56%
Total return after incentive fees (rebate) (2)	-6.74%	-5.36%	-5.37%	-8.86%	-7.51%	-7.51%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees.
(4)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.
(5)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees are included in the total return.

8. Derivative Instruments and Hedging Activities

The Series’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign Currencies), options contracts and other derivative instruments (including swap contracts). The Series do not enter into or hold positions for hedging purposes as defined under ASC 815, Derivatives and Hedging (“ASC 815”). The detail of the fair value of the Series’ derivatives by instrument types as of June 30, 2018 and December 31, 2017 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to each Series’ position in swap contracts.

The following tables summarize the monthly averages of forwards, options and futures contracts bought and sold for each respective Series of the Trust:

For the Three Months Ended June 30, 2018

Monthly average contracts

	Bought	Sold
Frontier Balanced Fund	174	301

For the Three Months Ended June 30, 2017

Monthly average contracts

	Bought	Sold
Frontier Balanced Fund	1,553	1,494
Frontier Select Fund	4,296	4,510
Frontier Winton Fund	2,460	2,301

For the Six Months Ended June 30, 2018

Monthly average contracts

	Bought	Sold
Frontier Balanced Fund	1,522	1,518

For the Six Months Ended June 30, 2017

Monthly average contracts

	Bought	Sold
Frontier Balanced Fund	1,509	1,452
Frontier Select Fund	4,690	4,675
Frontier Winton Fund	2,327	2,229

The following tables summarize the trading revenues for the three and six months ended June 30, 2018 and 2017 by sector:

Realized Trading Revenue from Futures, Forwards and Options
for the Three Months Ended June 30, 2018

Frontier Balanced
Type of contract	Fund
Metals	$(46,019)
Currencies	(222,765)
Energies	19,021
Agriculturals	22,712
Interest rates	(10,368)
Stock indices	(20,242)
Realized trading income/(loss)(1)	$(257,661)

Realized Trading Revenue from Futures, Forwards and Options
for the Three Months Ended June 30, 2017

	Frontier Balanced	Frontier Select	Frontier Winton
Type of contract	Fund	Fund	Fund
Metals	$(63,053)	$(147,874)	$(359,840)
Currencies	(5,208)	(421,861)	(1,716,228)
Energies	62,147	(323,598)	(689,356)
Agriculturals	(64,480)	343,408	804,031
Interest rates	(265,202)	(248,354)	(1,051,063)
Stock indices	60,738	(70,118)	2,034,547
Realized trading income/(loss)(1)	$(275,058)	$(868,397)	$(977,909)

(1)	Amounts recorded in the Statements of Operations under Net realized gain/(loss) on futures, forwards, and options

Unrealized Trading Revenue from Futures, Forwards and Options for the Three Months Ended June 30, 2018

Frontier Balanced
Type of contract	Fund
Metals	$9,429
Currencies	(61,638)
Energies	(5,285)
Agriculturals	(84,319)
Interest rates	(36,616)
Stock indices	(9,498)
Change in unrealized trading income/(loss)(1)	$(187,927)

Unrealized Trading Revenue from Futures, Forwards and Options for the Three Months Ended June 30, 2017

	Frontier Balanced	Frontier Select	Frontier Winton
Type of contract	Fund	Fund	Fund
Metals	$(52,828)	$(9,063)	$(136,499)
Currencies	(96,959)	(262,704)	120,084
Energies	10,716	104,687	(137,899)
Agriculturals	(153,701)	(146,505)	(277,228)
Interest rates	85,379	(63,344)	(166,541)
Stock indices	(42,702)	502,819	(410,552)
Change in unrealized trading income/(loss)(1)	$(250,095)	$125,890	$(1,008,635)

(1)	Amounts recorded in the Statements of Operations under Net change in open trade equity/(deficit)

Realized Trading Revenue from Futures, Forwards and Options
for the Six Months Ended June 30, 2018

Frontier Balanced
Type of contract	Fund
Metals	$(105,544)
Currencies	(199,028)
Energies	61,256
Agriculturals	50,782
Interest rates	(97,212)
Stock indices	6,410
Realized trading income/(loss)(1)	$(283,336)

Realized Trading Revenue from Futures, Forwards and Options
for the Six Months Ended June 30, 2017

	Frontier Balanced	Frontier Select	Frontier Winton
Type of contract	Fund	Fund	Fund
Metals	$(77,540)	$(145,043)	$(1,062,314)
Currencies	(180,217)	(126,402)	(1,518,211)
Energies	36,154	(516,253)	(1,287,287)
Agriculturals	(253,991)	27,824	706,552
Interest rates	(452,270)	(768,438)	(1,171,158)
Stock indices	276,695	832,876	5,661,844
Realized trading income/(loss)(1)	$(651,169)	$(695,436)	$1,329,426

(1)	Amounts recorded in the Statements of Operations under Net realized gain/(loss) on futures, forwards, and options

Unrealized Trading Revenue from Futures, Forwards and Options for the Six Months Ended June 30, 2018

Frontier Balanced
Type of contract	Fund
Metals	$23,123
Currencies	(101,409)
Energies	(51,468)
Agriculturals	(43,085)
Interest rates	112,053
Stock indices	(16,876)
Change in unrealized trading income/(loss)(1)	$(77,662)

Unrealized Trading Revenue from Futures, Forwards and Options for the Six Months Ended June 30, 2017

	Frontier Balanced	Frontier Select	Frontier Winton
Type of contract	Fund	Fund	Fund
Metals	$(151,669)	$(51,351)	$15,476
Currencies	(1,088)	(370,286)	(622,946)
Energies	3,323	(146,125)	(176,044)
Agriculturals	(156,672)	108,409	(297,429)
Interest rates	6,812	(296,328)	(648,693)
Stock indices	(19,904)	609,833	(676,146)
Change in unrealized trading income/(loss)(1)	$(319,198)	$(145,848)	$(2,405,782)

(1)	Amounts recorded in the Statements of Operations under Net change in open trade equity/(deficit)

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

The following tables present gross and net information about the Series’ assets and liabilities subject to master netting arrangements as disclosed on the statements of financial condition as of June 30, 2018 and December 31, 2017.

As of June 30, 2018			Net Amounts
		Gross Amounts	Presented in the
	Gross Amounts of	offset in the	Statements of
	recognized	Statements of	Financial
	Derivative Assets	Financial	Condition
Frontier Balanced Fund
Open Trade Equity/(Deficit)	$203,783	$(87,041)	$116,742
Swap Contracts	10,470,609	—	10,470,609

Frontier Diversified Fund
Swap Contracts	$11,853,253	$—	$11,853,253

Frontier Long/Short Commodity Fund
Swap Contracts	$432,925	$—	$432,925

Frontier Heritage Fund
Swap Contracts	$3,003,834	$—	$3,003,834

As of December 31, 2017			Net Amounts
		Gross Amounts	Presented in the
	Gross Amounts	offset in the	Statements of
	of recognized	Statements of	Financial
	Derivative Assets	Financial Condition	Condition
Frontier Balanced Fund
Open Trade Equity/(Deficit)	$343,222	$(164,670)	$178,552
Swap Contracts	11,340,959	—	11,340,959

Frontier Diversified Fund
Swap Contracts	$6,376,472	$—	$6,376,472

Frontier Long/Short Commodity Fund
Swap Contracts	$397,039	$—	$397,039

Frontier Heritage Fund
Swap Contracts	$3,094,367	$—	$3,094,367

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

10. Indemnifications and Guarantees noted in Management Discussion and Analysis

The Trust has entered into agreements, which provide for the indemnification of futures clearing brokers, and commodity trading advisers, among others, against losses, costs, claims and liabilities arising from the performance of their individual obligations under such agreements, except for gross negligence or bad faith. The Trust has had no prior claims or payments pursuant to these agreements. The Trust’s individual maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred. However, based on experience the Trust expects the risk of loss to be remote. Maximum exposure is unfulfilled obligations of the Series up to the amount of equity at risk with Morgan Stanley & Co. LLC of the referenced Series as allocated from the Trading Company. The Series have not recorded any liability for the guarantees in the accompanying financial statements as it expects any possibility of losses to be remote. The Series have not recorded any liability for the indemnifications in the accompanying financial statement, as it expects any possibility of losses to be remote.

11. Subsequent Events

On July 26, 2018, the swaps terminating on August 2, 2018 and August 7, 2018 were extended to July 31, 2023.

Frontier Funds
Consolidated Statements of Financial Condition
June 30, 2018 (unaudited) and December 31, 2017

	6/30/18	12/31/17

ASSETS

Cash and cash equivalents	$1,358,371	$2,695,377
U.S. Treasury securities, at fair value	13,553,995	10,887,786
Receivable from futures commission merchants	9,715,270	20,584,602
Open trade equity, at fair value	1,070,026	1,568,414
Incentive fee receivable	57,082	57,082
Swap contracts, at fair value	19,697,168	21,208,838
Investments in private investment companies, at fair value	53,040,972	66,933,235
Interest receivable	277,320	214,730
Due from Managing Owner	—	31,887
Receivables from related party	—	58,146

Total Assets	$98,770,204	$124,240,097

LIABILITIES & CAPITAL

LIABILITIES
Owner redemptions payable	$250,002	$76,773
Incentive fees payable to Managing Owner	—	53,036
Management fees payable to Managing Owner	75,630	90,972
Interest payable to Managing Owner	21,505	26,007
Trading fees payable to Managing Owner	109,219	334,485
Service fees payable to Managing Owner	238,409	148,445
Risk analysis fees payable	21,444	25,576
Advance on unrealized Swap Appreciation	9,441,555	9,441,555
Other liabilities	269,330	278,983

Total Liabilities	10,427,094	10,475,832

OWNERS CAPITAL
Managing Owner Units	898,763	1,159,984
Limited Owner Units	87,444,347	112,604,281

Total Owners Capital	88,343,110	113,764,265

Total Liabilities and Owners Capital	$98,770,204	$124,240,097

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds
Consolidated Condensed Schedule of Investments
6/30/2018 (unaudited)

Fair	% of Total Capital
Description	Value	(Net Asset Value)
LONG FUTURES CONTRACTS *
Various agriculture futures contracts (Canada)	$(41)	0.00%
Various agriculture futures contracts (Europe)	(58)	0.00%
Various base metals futures contracts (U.S.)	(235,758)	-0.27%
Various currency futures contracts (Canada)	105	0.00%
Various currency futures contracts (Europe)	(3,156)	0.00%
Various currency futures contracts (Latin America)	33,860	0.04%
Various energy futures contracts (Europe)	(4,181)	0.00%
Various energy futures contracts (U.S.)	366,792	0.42%
Various interest rates futures contracts (Canada)	(6,799)	-0.01%
Various interest rates futures contracts (Europe)	207,662	0.24%
Various interest rates futures contracts (Far East)	10,724	0.01%
Various interest rates futures contracts (Oceanic)	7,706	0.01%
Various interest rates futures contracts (U.S.)	24,706	0.03%
Various soft futures contracts (U.S.)	(13,740)	-0.02%
Various stock index futures contracts (Canada)	514	0.00%
Various stock index futures contracts (Europe)	(14,452)	-0.02%
Various stock index futures contracts (Far East)	(3,332)	0.00%
Various stock index futures contracts (Oceanic)	6,984	0.01%
Various stock index futures contracts (U.S.)	(18,156)	-0.02%
Total Long Futures Contracts	$359,380	0.42%
SHORT FUTURES CONTRACTS *
Various agriculture futures contracts (U.S.)	$158,776	0.18%
Various base metals futures contracts (U.S.)	156,716	0.18%
Various currency futures contracts (Europe)	55,444	0.06%
Various currency futures contracts (Far East)	47,813	0.05%
Various currency futures contracts (Oceanic)	21,140	0.02%
Various interest rates futures contracts (Europe)	(1)	0.00%
Various interest rates futures contracts (Oceanic)	(3,211)	0.00%
Various interest rates futures contracts (U.S.)	66,259	0.08%
Various precious metal futures contracts (U.S.)	238,510	0.27%
Various soft futures contracts (Europe)	(9,968)	-0.01%
Various soft futures contracts (Far East)	15,131	0.02%
Various soft futures contracts (U.S.)	55,652	0.06%
Various stock index futures contracts (Africa)	(13,771)	-0.02%
Various stock index futures contracts (U.S.)	1,528	0.00%
Total Short Futures Contracts	$790,018	0.89%
CURRENCY FORWARDS *
Various currency forwards contracts (NA)	$(79,372)	-0.09%
Total Currency Forwards	$(79,372)	-0.09%
Total Open Trade Equity (Deficit)	$1,070,026	1.22%
SWAPS (1)
Frontier Brevan Howard swap (U.S.)	$3,003,834	3.40%
Frontier XXXIV Balanced select swap (U.S.)	10,470,609	11.85%
Frontier XXXV Diversified select swap (U.S.)	5,789,800	6.55%
Frontier XXXVII L/S select swap (U.S.)	432,925	0.49%
Total Swaps	$19,697,168	22.29%
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	6,573,225	7.44%
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	3,522,510	3.99%
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	5,499,707	6.23%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	4,880,901	5.52%
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	6,291,969	7.12%
Galaxy Plus Fund - Quest Fit Feeder Fund (517) LLC	2,492,833	2.82%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	753,906	0.85%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	1,585,279	1.79%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	17,519,728	19.83%
Galaxy Plus Fund - TT Feeder Fund (531) LLC	2,964,484	3.36%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	956,430	1.08%
Total Private Investment Companies	$53,040,972	60.03%
U.S. TREASURY SECURITIES

FACE VALUE	Fair Value	Fair Value

$10,737,000	US Treasury Note 6.875% due 08/15/2025 (Cost $13,711,448)	13,553,995	15.34%
Total U.S. Treasury Securities	$13,553,995	15.34%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Consolidated Financial Statements, Note 4.
(2)	See Notes to Consolidated Financial Statements, Note 5.

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds
Consolidated Condensed Schedule of Investments
December 31, 2017

Fair	% of Total Capital
Description	Value	(Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$1,088,822	0.96%
Various currency futures contracts (Canada)	18,470	0.02%
Various currency futures contracts (Europe)	27,263	0.02%
Various currency futures contracts (Oceanic)	20,670	0.02%
Various currency futures contracts (U.S.)	(52,460)	-0.05%
Various energy futures contracts (U.S.)	513,613	0.45%
Various energy futures contracts (Europe)	(11,873)	-0.01%
Various interest rates futures contracts (Europe)	(118,226)	-0.10%
Various interest rates futures contracts (Far East)	(4,756)	0.00%
Various interest rates futures contracts (Oceanic)	(23,380)	-0.02%
Various interest rates futures contracts (U.S.)	(25,875)	-0.02%
Various precious metal futures contracts (U.S.)	18,190	0.02%
Various soft futures contract (Europe)	(372)	0.00%
Various soft futures contract (U.S.)	55,621	0.05%
Various stock index futures contracts (Africa)	4,465	0.00%
Various stock index futures contracts (Canada)	5,605	0.00%
Various stock index futures contracts (Europe)	(104,638)	-0.09%
Various stock index futures contracts (Far East)	96,403	0.08%
Various stock index futures contracts (Oceanic)	2,815	0.00%
Various stock index futures contracts (U.S.)	197,228	0.17%
Total Long Futures Contracts	$1,707,585	1.50%
SHORT FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$(411,270)	-0.36%
Various currency futures contracts (Europe)	(89,175)	-0.08%
Various currency futures contracts (Far East)	(50,066)	-0.04%
Various currency futures contracts (U.S.)	40,897	0.04%
Various energy futures contracts (U.S.)	(77,171)	-0.07%
Various interest rates futures contracts (Canada)	(4,439)	0.00%
Various interest rates futures contracts (Europe)	(6,824)	-0.01%
Various interest rates futures contracts (Oceanic)	1,509	0.00%
Various interest rates futures contracts (U.S.)	104,111	0.09%
Various precious metal futures contracts (U.S.)	(153,585)	-0.14%
Various soft futures contract (U.S.)	93,576	0.08%
Various soft futures contracts (Europe)	35,920	0.03%
Various stock index futures contracts (U.S.)	(45,128)	-0.04%
Total Short Futures Contracts	$(561,645)	-0.50%
CURRENCY FORWARDS *
Various currency forwards contracts (NA)	$422,474	0.37%
Total Currency Forwards	$422,474	0.37%
Total Open Trade Equity (Deficit)	$1,568,414	1.37%
SWAPS (1)
Frontier Brevan Howard swap (U.S.)	$3,094,367	2.72%
Frontier XXXIV Balanced select swap (U.S.)	11,340,960	9.97%
Frontier XXXV Diversified select swap (U.S.)	6,376,472	5.60%
Frontier XXXVII L/S select swap (U.S.)	397,039	0.35%
Total Swaps	$21,208,838	18.64%
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Chesapeake Feeder Fund (518)	$1,774,375	1.56%
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	6,507,863	5.72%
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	3,759,970	3.31%
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	7,523,327	6.61%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	6,607,668	5.81%
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	6,204,663	5.45%
Galaxy Plus Fund - Quest Fit Feeder Fund (517) LLC	2,151,869	1.89%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	759,647	0.67%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	1,919,350	1.69%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	23,045,760	20.26%
Galaxy Plus Fund - TT Feeder Fund (531) LLC	5,195,266	4.57%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	1,483,477	1.30%
Total Private Investment Companies	$66,933,235	58.84%
U.S. TREASURY SECURITIES

FACE VALUE	Fair Value	Fair Value

$8,269,000	US Treasury Note 6.875% due 08/15/2025 (Cost $10,985,078)	10,887,786	9.57%
Total U.S. Treasury Securities	$10,887,786	9.57%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Consolidated Financial Statements, Note 4.
(2)	See Notes to Consolidated Financial Statements, Note 5.

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds
Consolidated Statements of Operations
For the Three Months Ended June 30, 2018 and 2017 (unaudited)

	2018	2017

Investment income:
Interest - net	$56,231	$43,459

Total Income	56,231	43,459

Expenses:
Incentive Fees (rebate)	—	(87,670)
Management Fees	230,232	684,035
Risk analysis Fees	20,922	38,478
Service Fees - Class 1	411,318	689,028
Trading Fees	761,690	1,595,112
Other Fees	—	223,055

Total Expenses	1,424,162	3,142,038

Investment income/(loss) - net	(1,367,931)	(3,098,579)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	715,860	(2,121,364)
Net unrealized gain/(loss) on private investment companies	1,333,361	(6,770,235)
Net realized gain/(loss) on private investment companies	(421,358)	2,383,096
Net change in open trade equity/(deficit)	249,677	(1,132,840)
Net unrealized gain/(loss) on swap contracts	56,022	527,815
Net realized gain/(loss) on U.S. Treasury securities	(112,843)	(1,194,489)
Net unrealized gain/(loss) on U.S. Treasury securities	34,631	1,744,284
Trading commissions	(32,749)	(44,377)

Net gain/(loss) on investments	1,822,601	(6,608,110)

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$454,670	$(9,706,689)

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds
Consolidated Statements of Operations
For the Six Months Ended June 30, 2018 and 2017 (unaudited)

	2018	2017

Investment income:
Interest - net	$116,557	$157,978

Total Income	116,557	157,978

Expenses:
Incentive Fees (rebate)	148,409	(205,571)
Management Fees	461,121	1,212,823
Risk analysis Fees	43,720	85,159
Service Fees - Class 1	877,098	1,433,011
Trading Fees	1,632,215	3,126,515
Other Fees	—	223,055

Total Expenses	3,162,563	5,874,992

Investment income/(loss) - net	(3,046,006)	(5,717,014)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(38,891)	(17,179)
Net unrealized gain/(loss) on private investment companies	(7,806,201)	(3,031,749)
Net realized gain/(loss) on private investment companies	423,435	4,806,521
Net change in open trade equity/(deficit)	(514,240)	(2,870,827)
Net unrealized gain/(loss) on swap contracts	1,588,330	(568,884)
Net realized gain/(loss) on U.S. Treasury securities	(401,667)	(2,129,137)
Net unrealized gain/(loss) on U.S. Treasury securities	21,019	2,880,938
Trading commissions	(51,747)	(114,392)

Net gain/(loss) on investments	(6,779,962)	(1,044,709)

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(9,825,968)	$(6,761,723)

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds
Consolidated Statements of Changes in Owners’ Capital
For the Six Months Ended June 30, 2018 (Unaudited)

	Managing	Limited
	Owner	Owners	Total

Owners’ Capital, December 31, 2017	1,159,984	112,604,281	113,764,265

Sale of Units (including transfers)	—	—	—
Redemption of Units (including transfers)	—	(15,595,187)	(15,595,187)
Payment made by Related Party	—	—	—
Net increase/(decrease) in Owners’
Capital resulting from operations	(261,221)	(9,564,747)	(9,825,968)

Owners’ Capital, June 30, 2018	$898,763	$87,444,347	$88,343,110

The consolidated Trust is not unitized as are the individual Series of the Trust

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2018 and 2017 (unaudited)

	2018	2017

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(9,825,968)	$(6,761,723)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity	498,388	3,549,571
Net change in ownership allocation of U.S. Treasury Securities	—
Net unrealized (gain)/loss on swap contracts	(1,588,330)	568,884
Net unrealized (gain)/loss on U.S. Treasury securities	(21,019)	(2,880,938)
Net realized (gain)/loss on U.S. Treasuries securities	401,667	2,129,137
Net unrealized (gain)/loss on private investment companies	7,806,201	3,031,749
Net realized (gain)/loss on private investment companies	(423,435)	(4,806,521)
(Purchases) sales of:
(Purchases) of U.S. Treasury securities	13,523,255	—
Sales of U.S. Treasury securities	(16,729,100)	31,077,911
(Purchases) of Private Investment Companies	(17,440,372)	(41,133,231)
Sales of Private Investment Companies	23,949,869	77,366,330
Reduction of collateral in Swap contracts	3,100,000	3,600,050
U.S. Treasury interest and premium paid/amortized	158,988	271,301
Increase and/or decrease in:
Receivable from futures commission merchants	10,869,332	12,231,207
Interest receivable	(62,590)	38,007
Receivable from related parties	58,146	87,670
Other assets	—	(369,483)
Incentive fees payable to Managing Owner	(53,036)	—
Management fees payable to Managing Owner	(15,342)	(185,530)
Interest payable to Managing Owner	(4,502)	131,313
Trading fees payable to Managing Owner	(225,266)	(19,392)
Service fees payable to Managing Owner	89,964	19,036
Due from Managing Owner	31,887	—
Risk analysis fees payable	(4,132)	60,837
Payables to related parties	—	(85,078)
Other liabilities	(9,653)	(125,617)

Net cash provided by operating activities	14,084,952	77,795,490
Cash Flows from Financing Activities:

Proceeds from sale of capital	—	6,678,069
Payment for redemption of capital	(15,595,187)	(77,766,064)
Redemptions payable	173,229	27,493,233

Net cash used in financing activities	(15,421,958)	(43,594,762)

Net increase (decrease) in cash and cash equivalents	(1,337,006)	34,200,728

Cash and cash equivalents, beginning of period	2,695,377	4,747,043
Cash and cash equivalents, end of period	$1,358,371	$38,947,771

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Notes to Consolidated Financial Statements (Unaudited)

1.	Organization and Purpose

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

As of June 30, 2018, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund Frontier Winton Fund and Frontier Heritage Fund separates Units into a maximum of three separate Classes- Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Balanced Fund separates Units into a maximum of five separate Classes— Class 1, Class 1AP, Class 2, Class 2A and Class 3A. The Trust, with respect to the Frontier Long/Short Commodity Fund separates Units into a maximum of five separate Classes— Class 1A, Class 2A, Class 2, Class 3A and Class 3. Between April 15, 2016 and May 10, 2017, a portion of the interests in Frontier Trading Company I, LLC and all of the interests in Frontier Trading Company VII, LLC, Frontier Trading Company XV, LLC, and Frontier Trading Company XXIII LLC held by Frontier Diversified Fund, Frontier Masters Fund, Frontier Select Fund, Frontier Balanced Fund and Frontier Long/Short Commodity Fund were exchanged for equivalent interests in the Galaxy Plus Managed Account Platform (“Galaxy Plus”) which is an unaffiliated, third-party managed account platform. The assets of Frontier Trading Company I, LLC, which included exposure to Quantmetrics Capital Management LLP’s Multi-Strategy Program, Quantitative Investment Management, LLC’s Quantitative Global Program, Quest Partners LLC’s Quest Tracker Index Program, and Doherty Advisors LLC’s Relative Value Moderate Program, the assets of Frontier Trading Company VII, LLC, which included exposure to Emil van Essen LLC’s Multi-Strategy Program, Red Oak Commodity Advisors, Inc.’s Fundamental Diversified Program, Rosetta Capital Management, LLC’s Rosetta Trading Program, and Landmark Trading Company’s Landmark Program, the assets of Frontier Trading Company XV, LLC, which included exposure to Transtrend B.V.’s TT Enhanced Risk (USD) Program, and the assets of Frontier Trading Company XXIII, LLC which included exposure to Fort L.P.’s Global Contrarian Program have been transferred to individual Delaware limited liability companies (“Master Funds”) in Galaxy Plus. Each Master Fund is sponsored and operated by Gemini Alternative Funds, LLC (“Sponsor”). The Sponsor has contracted with the Trading Advisors to manage the portfolios of the Master Funds pursuant to the advisors’ respective program. For those Series that invest in Galaxy Plus, approximately 30-70% of those Series assets are used to support the margin requirements of the Master Funds. The remaining assets of the Series are split between investments in Trading Companies and a pooled cash management account that invests primarily in U.S. Treasury securities. For those Series that do not invest in Galaxy Plus, their assets are split between investments in Trading Companies and investments in the pooled cash management account.

As of June 30, 2018, Frontier Winton Fund has invested a portion of its assets into two Trading Companies, and a single Trading Advisor manages 100% of the assets invested in each of these Trading Companies. Each of the remaining Series has invested a portion of its assets in several different Trading Companies or Galaxy Plus entities and one or more Trading Advisors may manage the assets invested in such Trading Companies or Galaxy Plus entities.

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

Receivable from Futures Commission Merchants—The Trust deposits assets with an FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of June 30, 2018 included restricted cash for margin requirements of $1,610,929 for the Frontier Trading Company I LLC and $3,921,107 for Frontier Trading Company II LLC.

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

Fees and Expenses—All management fees, incentive fees, service fees, risk analysis fees (for closed Series only) and trading fees of the Trust, with respect to the Series, are paid to the Managing Owner. It is the responsibility of the Managing Owner to pay all Trading Advisor management and incentive fees, selling agent service fees and all other operating expenses and continuing offering costs of the Trust, with respect to the Series. Only management fees and incentive fees related to assets allocated through Trading Companies are included in expense on the Statement of Operations. The Series are all charged management and incentive fees on the asset allocated through the Galaxy Plus entities. Those fees are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. The Series are also charged management and incentive fees on assets allocated to swaps. Such fees are embedded in the fair value of the swap and are included in net unrealized gain (loss) on swap contracts on the Statements of Operations. Certain Series are also changed a risk analysis fee (for closed Series only) based on a percentage of nominal assets. Such fee is paid to a third party.

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

The following table summarizes the instruments that comprise the Trust financial asset portfolio, by Series, measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value.

June 30, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$1,149,398	$(79,372)	$—	$1,070,026
Swap Contracts	—	—	19,697,168	19,697,168
U.S. Treasury Securities	13,553,995	—	—	13,553,995

				Total
December 31, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$1,145,940	$422,474	$—	$1,568,414
Swap Contracts	—	—	21,208,838	21,208,838
U.S. Treasury Securities	10,887,786	—	—	10,887,786

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the statements of operations.

For the Six months ended June 30, 2018

Balance of recurring Level 3 assets as of January 1, 2018	21,208,838
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	1,588,330
Proceeds from collateral reduction	(3,100,000)
Purchase of investments	—
Sale of investments	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of June 30, 2018	19,697,168

For the Year ended December 31, 2017

Balance of recurring Level 3 assets as of January 1, 2017	$40,189,178
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	(402,290)
Proceeds from collateral reduction	(18,578,050)
Purchase of investments	—
Sale of investments	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of December 31, 2017	$21,208,838

The Trust assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Trust’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the six months ended June 30, 2018, the Trust did not transfer any assets between Levels 1, 2 and 3.

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at June 30, 2018:

Swap contracts	$1,588,330

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of June 30, 2018 and December 31, 2017, approximately 1.34% or $1,180,900 and 3.80% or $4,284,450, respectively, of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain swaps and is recorded as Swap Contracts, at fair value on the Statements of Financial Condition of the Trust. This cash held with the counterparty is not restricted.

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

The Trust had invested in the following swap contracts as of and for the six months ended June 30, 2018:

	XXXIV Balanced select swap	XXXV Diversified select swap	XXXVII L/S select swap	Brevan Howard
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$11,735,292	$3,054,369	$653,610	$2,072,056
Termination Date	8/2/2018	8/2/2018	8/7/2018	3/27/2023
Cash Collateral	$86,000	$86,000	$29,950	$978,950
Swap Value	$10,384,609	$5,703,800	$402,975	$2,024,884
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	$1,129,650	$513,328	$35,886	($90,533)
Fair Value as of June 30, 2018	$10,470,609	$5,789,800	$432,925	$3,003,834
Advance on swap appreciation	($4,926,555)	($2,500,000)	($115,000)	($1,900,000)

The Trust had invested in the following swap contracts as of and for the year ended December 31, 2017:

	XXXIV Balanced select swap	XXXV Diversified select swap	XXXVII L/S select swap	XXXIX Brevan Howard
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$13,373,629	$4,651,155	$653,610	$2,072,056
Termination Date	8/2/2018	8/2/2018	8/7/2018	3/26/2018
Cash Collateral	$2,086,000	$1,186,000	$29,950	$982,500
Swap Value	$9,254,959	$5,190,472	$367,089	$2,111,867
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	($84,491)	($47,375)	$26,621	($297,047)
Fair Value as of 12/31/2017	$11,340,959	$6,376,472	$397,039	$3,094,367
Advance on swap appreciation	($4,926,555)	($2,500,000)	($115,000)	($1,900,000)

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

The following table summarizes the Trust’s equity in earnings from each of the private investment companies during the three and six months ended June 30, 2018 and 2017:

		Thee Months Ended June 30, 2018				Three Months Ended June 30, 2017
			Change in				Change in
	Trading	Realized	Unrealized	Net Income	Trading	Realized	Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)

Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$(18,210)	$(211,229)	$96,828	$(132,611)	$(43,490)	$(360,324)	$(203,949)	$(607,763)
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	—	—	—	—	(78,010)	(143,543)	(62,813)	(284,366)
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(24,246)	204,335	(60,057)	120,032	(35,149)	136,451	(51,240)	50,062
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LLC	(279,001)	(910,595)	1,645,342	455,746	(359,641)	1,915,649	(341,693)	1,214,315
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(24,197)	472,234	(87,469)	360,568	(80,271)	958,650	(1,127,955)	(249,576)
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(804)	(62)	(201,421)	(202,287)	—	—	(1,103,885)	(1,103,885)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(57,884)	424,725	601,499	968,340	(156,995)	(182,145)	215,301	(123,839)
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	(32,845)	(213,339)	26,389	(219,795)	(121,432)	105,059	(11,858)	(28,231)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(15,080)	(107,644)	50,578	(72,146)	(27,397)	1,910,426	(1,894,086)	(11,057)
Galaxy Plus Fund - Quest FIT Feeder Fund (535) LLC	—	—	(49,181)	(49,181)	—	—	(334,584)	(334,584)
Galaxy Plus Fund - TT Feeder Fund (531) LLC	(20,302)	50,363	72,752	102,813	(26,272)	455,907	(997,236)	(567,601)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(240,251)	(74,466)	(104,759)	(419,476)	(272,608)	(820,414)	(1,247,592)	(2,340,614)
Total	$(712,820)	$(365,678)	$1,990,501	$912,003	$(1,201,265)	$3,975,716	$(7,161,590)	$(4,387,139)

		Six Months Ended June 30, 2018				Six Months Ended June 30, 2017
			Change in				Change in
	Trading	Realized	Unrealized	Net Income	Trading	Realized	Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)

Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$(68,124)	$(282,837)	$9,237	$(341,724)	$(83,685)	$(636,904)	$28,297	$(692,292)
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	—	(76,396)	68,413	(7,983)	(166,385)	(416,417)	624,463	41,661
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(51,029)	(229,609)	2,223	(278,415)	(87,250)	241,203	(56,055)	97,898
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LLC	(521,358)	929,287	(178,780)	229,149	(1,107,801)	2,788,186	1,239,617	2,920,002
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(53,977)	(151,779)	19,215	(186,541)	(168,674)	1,725,922	(616,019)	941,229
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(804)	(62)	(54,811)	(55,677)	(570,790)	—	(1,045,200)	(1,615,990)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(115,169)	(944,354)	62,600	(996,923)	(1,731,202)	6,324,463	(698,534)	3,894,727
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	(99,908)	(98,637)	17,730	(180,815)	(289,593)	789,927	340,209	840,543
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(29,450)	(83,146)	6,332	(106,264)	(68,406)	2,476,474	(3,156,838)	(748,770)
Galaxy Plus Fund - Quest FIT Feeder Fund (535) LLC	—	—	(76,792)	(76,792)	—	—	(1,045,438)	(1,045,438)
Galaxy Plus Fund - TT Feeder Fund (531) LLC	(95,405)	(147,216)	(333,152)	(575,773)	(26,272)	455,907	(997,235)	(567,600)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(543,620)	(4,460,709)	195,593	(4,808,736)	(304,329)	(774,633)	(1,212,236)	(2,291,198)
Total	$(1,578,844)	$(5,545,458)	$(262,192)	$(7,386,494)	$(4,604,387)	$12,974,128	$(6,594,969)	$1,774,772

The Trust’s investments in private investment companies have certain redemption and liquidity restrictions which are described in the following table:

	Redemptions	Redemptions	Liquidity
	Notice Period	Permitted	Restrictions
Frontier Funds
Multi-Strategy
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	24 hours	Daily	None
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None
Galaxy Plus Fund - QuestFIT Feeder Fund (535) Segregated Portfolio	24 hours	Daily	None
Galaxy Plus Fund - TT Feeder Fund (531) LLC	24 hours	Weekly	None
Option Trading
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	24 hours	Daily	None

6.	Transactions with Affiliates

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

Expenses

Management Fees—Each Series of Units pays to the Managing Owner a monthly management fee equal to a percentage of the notional assets of such Series allocated to Trading Companies, calculated on a daily basis. The percentage basis of the fees varies and are in line with the amounts being disclosed below. In addition, the Managing Owner receives a monthly management equal to a certain percentage of the assets in the Galaxy Plus entities attributable to such Series’ (including notional assets), calculated on a monthly basis. The management fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. The total amount of assets of a Series allocated to Trading Advisors and/or reference programs, including (i) actual funds deposited in accounts directed by the Trading Advisors or deposited as margin in respect of swaps or other derivative instruments referencing a reference program plus (ii) any notional equity allocated to the Trading Advisors and any reference programs, is referred to herein as the “notional assets” of the Series. The annual rate of the management fee is: 0.5% for the Frontier Balanced Fund Class 1 and Class 2, 1.0% for the Frontier Balanced Fund Class 1AP, Class 2a and Class 3a, 2.0% for the Frontier Winton Fund, Frontier Long/Short Commodity Fund Class 1a, Class 2a and Class 3a and Frontier Masters Fund, 0.75% for Frontier Diversified Fund, 2.5% for the Frontier Heritage Fund and Frontier Select Fund, and 3.5% for the Frontier Long/Short Commodity Fund Class 2 and Class 3. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) and/or waive (up to the percentage specified) any such management fee to the extent any related management fee is paid by a trading company or estimated management fee is embedded in a swap or other derivative instrument. Any management fee embedded in a swap or other derivative instrument may be greater or less than the management fee that would otherwise be charged to the Series by the Managing Owner. As of the date of this report, for a Series that has invested in a swap, the Managing Owner or Trading Advisor(s) do not receive any management fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. As of June 30, 2018, the range of management fees embedded based on fair value of swaps in (i) swaps owned by Frontier Diversified Fund was 1.00% per annum, (ii) swaps owned by Frontier Balanced Fund was 1.00% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 1.50% per annum, and (iv) swaps owned by Frontier Heritage Fund was 1.00% per annum, and the Managing Owner has waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. These embedded management fees may be higher or lower in the future.

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

Trading Fees— In connection with each Series’ trading activities the Frontier Balanced Fund, Frontier Select Fund, Frontier Winton Fund and Frontier Heritage Fund pays to the Managing Owner an FCM Fee of up to 2.25% per annum of notional assets allocated to the trading advisors, including through investments in commodity pools available on the Galaxy Plus Platform, and any reference programs of the applicable Series. The Frontier Diversified Fund, Frontier Long/Short Commodity Fund and Frontier Masters Fund pays to the Managing Owner an FCM Fee of up to 2.25% of notional assets allocated to the trading advisors, including through investments in commodity pools available on the Galaxy Plus Platform, and a custodial/due diligence fee of 0.12% of such Series’ NAV, calculated daily.

Incentive Fees— Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated in the Trading Companies by such Series, monthly or quarterly. In addition, the Managing Owner receives a quarterly incentive fee of a certain percentage of new net trading profits generated in the Galaxy Plus entities that have been allocated to the Series. The incentive fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. Because the Frontier Balanced Fund, Frontier Diversified Fund, Frontier Masters Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Long/Short Commodity Fund may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Frontier Balanced Fund and the Frontier Diversified Fund and 20% for the Frontier Winton Fund, Frontier Heritage Fund, Frontier Select Fund, Frontier Long/Short Commodity Fund and Frontier Masters Fund. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series. As of the date of this report, for a Series that has invested in a swap, the Managing Owner or Trading Advisor(s) do not receive any incentive fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. As of June 30, 2018, the range of incentive fees as a percentage of net new trading profits on swaps embedded in (i) swaps owned by Frontier Diversified Fund was 20-25% per annum, (ii) swaps owned by Frontier Balanced Fund was 20-25% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 25% per annum, and (iv) swaps owned by Frontier Heritage Fund was 15% per annum, and the Managing Owner has waived the entire incentive fee due to it from those Series in respect of such Series’ investment in swaps. These embedded incentive fees may be higher or lower in the future.

Service Fees—In addition, with respect to Class 1 and Class 1a Units of each Series of the Trust, as applicable, the Series pays monthly or quarterly to the Managing Owner a service fee of up to 3% and 2% annually, for the closed Series and open Series, respectively, which the Managing Owner pays to selling agents of the Trust.

As of June 30, 2018, the Trust had a payable to the Managing Owner in the amounts of $0, $75,630, $21,505, $109,218, and $238,410 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

As of December 31, 2017, the Trust had a payable to the Managing Owner in the amounts of $53,036, $90,972, $26,007, $334,485 and $148,445 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

For the three months ended June 30, 2018 the Trust paid the Managing Owner $0, $230,232, $411,318 and $761,690 for incentive fees, management fees, service fees, and trading fees, respectively.

For the three months ended June 30, 2017, the Trust paid the Managing Owner $(87,670), $684,035, $689,028 and $1,595,112 for incentive fees, management fees, service fees, and trading fees, respectively.

For the six months ended June 30, 2018 the Trust paid the Managing Owner $148,409, $461,121, $877,096 and $1,632,215 for incentive fees, management fees, service fees, and trading fees, respectively.

For the six months ended June 30, 2017, the Trust paid the Managing Owner $(205,571), $1,212,823, $1,433,011 and $3,126,515 for incentive fees, management fees, service fees, and trading fees, respectively.

With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed therefore by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk and enjoys the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months. For the six months ended June 30, 2018 and 2017, amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees were $0 and $0, respectively.

Aggregate interest income from all sources, including U.S. Treasury Securities assets net of premiums and cash held at clearing brokers, of up to the first 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Winton Fund, Frontier Select Fund, and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a, Class 3a only), Frontier Masters Fund, and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a) 100% of the interest is retained by the respective Series. During the six months ended June 30, 2018 and 2017, the Trust paid $100,968 and $272,752, respectively of such interest income to the Managing Owner. Such amounts are not included in the consolidated statements of operations of the Trust. All other interest income is recorded by the Trust on the consolidated statements of operations.

7.	Financial Highlights

The following information presents the financial highlights of the Trust for the three and six months ended June 30, 2018 and 2017. This data has been derived from the information presented in the consolidated financial statements.

Three months ended
	2018	2017
Ratios to average net assets (1)
Net investment gain/(loss) (1)	-5.90%	-7.26%
Expenses before incentive fees (3)	6.14%	7.26%
Expenses after incentive fees (3)	6.14%	7.31%

Total return before incentive fees (2)	0.49%	-5.57%
Total return after incentive fees (2)	0.49%	-5.52%

Six months ended
	2018	2017

Ratios to average net assets (1)
Net investment gain/(loss) (1)	-6.03%	-6.27%
Expenses before incentive fees (3)	6.12%	6.44%
Expenses after incentive fees (3)	6.27%	6.33%

Total return before incentive fees (2)	-9.74%	-3.66%
Total return after incentive fees (2)	-9.89%	-3.55%

(1)	Annualized with the exception of incentive fees.
(2)	Total returns are not annualized.
(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Consolidated Statements of Operations of the Trust. See footnote 5.

The Trust financial highlights are calculated based upon the Trust’s consolidated financial statements. The consolidated Trust does not issue units and therefore the financial highlights do not disclose any unitized data.

8.	Derivative Instruments and Hedging Activities

The Trust’s primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trust does not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trust’s derivatives by instrument types as of June 30, 2018 and December 31, 2017 is included in the Consolidated Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trust’s positions in swap contracts.

For the three months ended June 30, 2018 and June 30, 2017, the monthly average of forwards, options and futures contracts bought was approximately 707 and 8,309, respectively and sold was approximately 613 and 8,305, respectively.

The following tables summarize the trading revenues for the three and six months ended June 30, 2018 and 2017 by sector:

Realized Trading Revenue from Futures, Forwards and Options
for the Three Months Ended June 30, 2018

Type of contract

Metals	$110,822
Currencies	(735,456)
Energies	1,237,113
Agriculturals	154,718
Interest rates	132,403
Stock indices	(183,740)
Realized trading income/(loss)(1)	$715,860

Realized Trading Revenue from Futures, Forwards and Options
for the Three Months Ended June 30, 2017

Type of contract

Metals	$(570,768)
Currencies	(2,143,294)
Energies	(950,808)
Agriculturals	1,082,959
Interest rates	(1,564,619)
Stock indices	2,025,166
Realized trading income/(loss)(1)	$(2,121,364)

(1)	Amounts recorded in the Statements of Operations under Net realized gain/(loss) on futures, forwards, and options

Unrealized Trading Revenue from Futures, Forwards and Options for the Three Months Ended June 30, 2018

Type of contract

Metals	$206,966
Currencies	(9,676)
Energies	(90,184)
Agriculturals	(21,184)
Interest rates	72,443
Stock indices	91,312
Change in unrealized trading income/(loss)(1)	$249,677

Unrealized Trading Revenue from Futures, Forwards and Options for the Three Months Ended June 30, 2017

Type of contract

Metals	$(198,389)
Currencies	(239,580)
Energies	(22,496)
Agriculturals	(577,434)
Interest rates	(144,507)
Stock indices	49,566
Change in unrealized trading income/(loss)(1)	$(1,132,840)

(1)	Amounts recorded in the Statements of Operations under Net change in open trade equity/(deficit)

Realized Trading Revenue from Futures, Forwards and Options
for the Six Months Ended June 30, 2018

Type of contract

Metals	$286,692
Currencies	(1,063,187)
Energies	972,529
Agriculturals	(9,340)
Interest rates	(46,591)
Stock indices	(178,994)
Realized trading income/(loss)(1)	$(38,891)

Realized Trading Revenue from Futures, Forwards and Options
for the Six Months Ended June 30, 2017

Type of contract

Metals	$(1,284,897)
Currencies	(1,824,831)
Energies	(1,767,386)
Agriculturals	480,386
Interest rates	(2,391,866)
Stock indices	6,771,415
Realized trading income/(loss)(1)	$(17,179)

(1)	Amounts recorded in the Statements of Operations under Net realized gain/(loss) on futures, forwards, and options

Unrealized Trading Revenue from Futures, Forwards and Options for the Six Months Ended June 30, 2018

Type of contract

Metals	$(382,688)
Currencies	(278,092)
Energies	(61,956)
Agriculturals	21,007
Interest rates	384,926
Stock indices	(197,437)
Change in unrealized trading income/(loss)(1)	$(514,240)

Unrealized Trading Revenue from Futures, Forwards and Options for the Six Months Ended June 30, 2017

Type of contract

Metals	$(187,544)
Currencies	(994,318)
Energies	(318,845)
Agriculturals	(345,693)
Interest rates	(938,210)
Stock indices	(86,217)
Change in unrealized trading income/(loss)(1)	$(2,870,827)

(1)	Amounts recorded in the Statements of Operations under Net change in open trade equity/(deficit)

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

The following tables present gross and net information about the Trust’s assets and liabilities subject the master netting arrangements as disclosed on the consolidated statements of financial condition as of June 30, 2018 and December 31, 2017:

As of June 30, 2018			Net Amounts
		Gross Amounts	Presented in the
	Gross Amounts of	offset in the	Statements of
	recognized	Statements of	Financial
	Derivative Assets	Financial	Condition

Open Trade Equity/(Deficit)	$1,882,018	$(811,992)	$1,070,026
Swap Contracts	19,697,168	—	19,697,168

As of December 31, 2017			Net Amounts
		Gross Amounts	Presented in the
		offset in the	Consolidated
	Gross Amounts	Consolidated	Statements of
	of recognized	Statements of	Financial
	Derivative Assets	Financial Condition	Condition

Open Trade Equity/(Deficit)	$2,758,014	$(1,189,600)	$1,568,414
Swap Contracts	21,208,838	—	21,208,838

9.	Trading Activities and Related Risks

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

On July 26, 2018, the swaps terminating on August 2, 2018 and August 7, 2018 were extended to July 31, 2023.

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

All management fees, incentive fees, service fees, risk analysis fee (for closed Series only) and trading fees of the Trust are paid to the Managing Owner. It is the responsibility of the Managing Owner to pay all Trading Advisor management and incentive fees, selling agent service fees and all other operating expenses and continuing offering costs of the Trust. Only management fees and incentive fees related to assets allocated through Trading Companies are included in expense on the Statement of Operations. The Series are all charged management and incentive fees on the assets allocated through the Galaxy Plus entities. Those fees are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. As of the date of this report, for a Series that has invested in a swap, the Managing Owner or Trading Advisor(s) do not receive any incentive fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. In each case, the embedded incentive fee was accrued based on the net new trading profits of the swap. The Series are also charged management and incentive fees on assets allocated to swaps. Such fees are embedded in the fair value of the swap and are included in net unrealized gain (loss) on swap contracts on the Statements of Operations. Embedded in the swap fair value is management and incentive fees being paid to Trading Advisors. As of June 30, 2018, the management fees and range of incentive fees by Trading Company were as follows:

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

Qualitative Analysis

Although quantitative analysis statistically identifies the top performing trading advisors, qualitative analysis plays a major role in the trading advisor evaluation and final selection process. Each trading advisor in the Managing Owner’s top decile universe initially undergoes extensive qualitative review by the Managing Owner’s research department, as well as continual monitoring. This analysis generally includes, but is not limited to: (1) preliminary information and due diligence, (2) background review, (3) extensive due diligence questionnaires and (4) written review and periodic updates. This information allows a thorough review of each trading advisor’s trading philosophy, trading systems and corporate structure.

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

The trading system of each of the major commodity Trading Advisors and the means by which the Series access those Trading Advisors are as follows:

Major Commodity Trading Advisor	Trading System Style	Accessed Through

Aspect Capital Limited	Systematic	Galaxy Plus
Beach Horizon	Systematic	Trading Company
BH-DG Systematic Trading LLP	Systematic	Swap
Crabel Capital Partners LLPC	Systematic	Swap
Doherty Advisors, LLC	Discretionary	Galaxy Plus
Emil Van Essen, LLC	Discretionary	Galaxy Plus
Fort, L.P.	Systematic	Galaxy Plus
H2O Asset Management	Systematic	Swap
J E Moody & Company	Systematic	Swap
Landmark Trading Company	Discretionary	Galaxy Plus
Quantitative Investment Management, LLC	Systematic	Galaxy Plus
Quantmetrics Capital Management LLP	Systematic	Galaxy Plus
Quest Partners LLC	Systematic	Galaxy Plus
Red Oak Commodity Advisors, Inc.	Discretionary	Galaxy Plus
Rosetta Capital Management, LLC	Discretionary	Galaxy Plus
Transtrend B.V.	Systematic	Galaxy Plus
Welton Investment Partners LLC	Systematic	Galaxy Plus
Winton Capital Management Ltd.	Systematic	Trading Company

As of June 30, 2018, the allocation of the assets of each applicable Series of the Trust between the Trading Advisors was as follows:

Allocation as of June 30, 2018 (expressed as a percentage of aggregate notional exposure to commodity trading programs)

		Frontier
	Frontier	Long/Short	Frontier	Frontier		Frontier	Frontier
	Diversified	Commodity	Masters	Balanced	Frontier	Winton	Heritage
Advisor	Fund	Fund	Fund	Fund	Select Fund	Fund	Fund
Aspect Capital Limited	3%	—	—	4%	—	—	—
Beach Horizon	—	—	—	4%	—	—	—
BH-DG Systematic Trading LLP	—	—	—	—	19%	—	16%
Crabel Capital Partners, LLPC	5%	—	—	4%	—	—	—
Doherty	5%			4%
Emil Van Essen, LLC	11%	28%	27%	10%	—	—	—
Fort, L.P.	11%	—	—	12%	—	—	—
H2O Asset Management	13%	—	—	16%	—	—	—
J E Moody & Company	—	13%	—	—	—	—	—
Landmark	1%	3%		1%
Quantitative Investment Management, LLC	13%	—	—	13%	—	—	—
Quantmetrics Capital Management LLP	8%	—	—	7%	—	—	—
Quest Partners LLC	3%	—		1%
Red Oak Commodity Advisors, Inc.	—	5%	—	—	—	—	—
Rosetta Capital Management, LLC	—	26%	—	—	—	—	—
Transtrend B.V.	—	—	16%	—	35%	—	—
Welton Investment Partners LLC	14%	25%	25%	13%	46%	—	40%
Winton Capital Management Ltd.	13%	—	32%	11%	—	100%	44%

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At June 30, 2018, cash deposited at the clearing brokers was $9,715,070 for the Trust. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each month. Currently, with the Federal Funds target rate at 1.75% to 2.00%, this amount is estimated to be 1.75%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds and time deposits. Aggregate interest income from all sources, including assets held at clearing brokers, of up to 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Winton Fund, Frontier Select Fund, and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a, Class 3a only), Frontier Masters Fund and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 20% of the total interest allocated to the Series was paid to the Managing Owner from January 1, 2016 through April 28, 2016; thereafter 100% of the interest is retained by the respective Series. The amount reflected in the financial statements for the Trust and Series are disclosed on a net basis. Due to some classes not exceeding the 2% paid to the Managing Owner, amounts earned by those classes may be zero.

Approximately 10% to 30% of the Trust’s assets are expected to be committed as required margin for futures contracts and forwards and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations there under. Approximately 2% to 6% of the Trust’s assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 64% to 88% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. federally chartered banks. As of June 30, 2018, total cash and cash equivalents held at banking institutions were $175,643 for the Frontier Diversified Fund, $93,070 for the Frontier Masters Fund, $64,571 for the Frontier Long/Short Commodity Fund, $313,542 for the Frontier Balanced Fund, $42,141 for the Frontier Select Fund, $577,591 for the Frontier Winton Fund, and $91,814 for the Frontier Heritage Fund.

As a commodity pool, the Trust has large cash positions. Such cash positions are used to pay margin for the trading of futures, forwards and options, and also to pay redemptions. Generally, the Trust has not been forced to liquidate positions to fund redemptions. During the three months ended June 30, 2018, the Trust was able to pay all redemptions.

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

Results of Operations

Series Returns and Other Information

The returns for each Series and Class of Units for the three months ended June 30, 2018 and 2017, and related information, are discussed below. The activities of the Trust on a consolidated basis are explained through the activity of the underlying Series. Please refer to the discussion of the Series activities in relation to the Trust on a consolidated basis.

Each Series had exposure to commodity interest positions within one or more sectors during the three months ended June 30, 2018 and 2017. The performance of each Series was impacted over the course of the periods by, among other things, the relative performance of the relevant sector or sectors and the commodities within those sectors, the changing allocations among, and the specific positions taken by the Series’ Trading Advisors in, the relevant sector(s) and commodities, and the timing of entries and exits. For certain of the Series, a sector attribution chart has been included at the end of the relevant discussion. Each chart depicts the performance of the relevant Series’ positions within each of the relevant sectors (determined by the Managing Owner using monthly gross return and NAV figures, with various adjustments to net out a proportional allocation of the fees and expenses chargeable to the Series) during the periods presented.

Three months ended June 30, 2018 Compared to Three Months Ended June 30, 2017.

Frontier Diversified Fund

The Frontier Diversified Fund— Class 1 NAV gained 1.66% and lost 6.35%, respectively, for the three months ended June 30, 2018 and 2017, net of fees and expenses; the Frontier Diversified Fund—Class 2 NAV gained 2.10% and lost 5.94%, respectively for the three months ended June 30, 2018 and 2017, net of fees and expenses; the Frontier Diversified Fund—Class 3 NAV gained 2.16% and lost 5.88%, respectively for the three months ended June 30, 2018 and 2017.

For the three months ended June 30, 2018, the Frontier Diversified Fund recorded net loss on investments of $161,110, net investment gain of $537,649, and total expenses of $171,531 resulting in a net increase in Owners’ capital from operations of $376,539. For the three months ended June 30, 2017, the Frontier Diversified Fund recorded net loss on investments of $512,876, net investment loss of $664,367, and total expenses of $537,010 resulting in a net decrease in Owners’ capital from operations of $1,177,243.

Please see additional discussion under “Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017 –Frontier Diversified Fund.”

Frontier Masters Fund

The Frontier Masters Fund—Class 1 NAV gained 1.05% and lost 9.47% for the three months ended June 30, 2018 and 2017 net of fees and expenses; the Frontier Masters Fund —Class 2 NAV gained 1.49% and lost 9.06% for the three months ended June 30, 2018 and 2017, net of fees and expenses; the Frontier Masters Fund—Class 3 NAV gained 1.56% and lost 9.01% for the three months ended June 30, 2018 and 2017, net of fees and expenses.

For the three months ended June 30, 2018, the Frontier Masters Fund recorded net gain on investments of $202,533, net investment loss of $139,474, and total expenses of $147,789, resulting in a net increase in Owners’ capital from operations of $63,059. For the three months ended June 30, 2017, the Frontier Masters Fund recorded net loss on investments of $1,135,045, net investment loss of $251,133, and total expenses of $270,455 resulting in a net decrease in Owners’ capital from operations of $1,386,178.

Please see additional discussion under “Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017— Frontier Masters Fund.”

Frontier Long/Short Commodity Fund

The Frontier Long/Short Commodity Fund—Class 2 NAV lost 5.27% and lost 12.62%, respectively, for the three months ended June 30, 2018 and 2017 net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 3 NAV lost 5.27% and lost 9.50% respectively for the three months ended June 30, 2018 and 2017 net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 1a NAV lost 9.09% and lost 11.97% respectively, for the three months ended June 30, 2018 and 2017 net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 2a NAV lost 8.69% and lost 12.87% respectively, for the three months ended June 30, 2018 and 2017 net of fees and expenses; the Frontier Long/Short Commodity Fund Class 3a NAV lost 8.63% and lost 10.91%, respectively, for the three months ended June 30, 2018 and 2017, net of fees and expenses.

For the three months ended June 30, 2018, the Frontier Long/Short Commodity Fund recorded net loss on investments of $204,528, net investment loss of $18,502, and total expenses of $21,926, resulting in a net decrease in Owners’ capital from operations of $223,030. For the three months ended June 30, 2017, the Frontier Long/Short Commodity Fund recorded net loss on investments of $739,137, net investment loss of $7,124, and total expenses of $7,124, resulting in a net decrease in Owners’ capital from operations of $746,261.

Please see additional discussion under “Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017 – Frontier Long/Short Commodity Fund.”

Frontier Balanced Fund

The Frontier Balanced Fund—Class 1 NAV gained 0.22% and lost 5.78%, respectively, for the three months ended June 30, 2018 and 2017, net of fees and expenses; the Frontier Balanced Fund —Class 2 NAV gained 0.98% and lost 5.07%, respectively, for the three months ended June 30, 2018 and 2017, net of fees and expenses; the Frontier Balanced Fund —Class 2a NAV gained 1.02% and lost 4.82%, respectively, for the three months ended June 30, 2018 and 2017, net of fees and expenses; the Frontier Balanced Fund —Class 3a NAV gained 1.02% and lost 4.82%, respectively, for the three months ended June 30, 2018 and 2017, net of fees and expenses; the Frontier Balanced Fund —Class 1AP NAV gained 0.97% and lost 5.08% for the three months ended June 30, 2018 and 2017, net of fees and expenses.

For the three months ended June 30, 2018, the Frontier Balanced Fund recorded net gain on investments of $739,375 net investment loss of $598,409, and total expenses of $606,837, resulting in a net increase in Owners’ capital from operations of $140,996. For the three months ended June 30, 2017, the Frontier Balanced Fund recorded net loss on investments of $1,981,799, net investment loss of $1,239,866, and total expenses of $1,239,866, resulting in a net decrease in Owners’ capital from operations of $3,221,665.

Please see additional discussion under “Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017 – Frontier Balanced Fund.”

Frontier Select Fund

The Frontier Select Fund—Class 1 NAV lost 2.25% and lost 12.34%, respectively, for the three months ended June 30, 2018 and 2017, net of fees and expenses; the Frontier Select Fund —Class 2 NAV lost 1.52% and lost 11.68% respectively for the three months ended June 30, 2018 and 2017, net of fees and expenses; the Frontier Select Fund —Class 1AP NAV lost 1.51% and lost 11.69%, respectively, for the three months ended June 30, 2018 and 2017.

For the three months ended June 30, 2018, the Frontier Select Fund recorded net loss on investments of $68,312, net investment loss of $61,382 and total expenses of $61,382, resulting in a net decrease in Owners’ capital from operations of $129,694. For the three months ended June 30, 2017, the Frontier Select Fund recorded net loss on investments of $1,387,409, net investment loss of $131,020, and total expenses of $131,020, resulting in a net decrease in Owners’ capital from operations of $1,159,529, after non-controlling interests of $358,900.

Please see additional discussion under “Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017 – Frontier Select Fund.”

Frontier Winton Fund

The Frontier Winton Fund—Class 1 NAV gained 2.81% and lost 5.78%, respectively, for the three months ended June 30, 2018 and 2017, net of fees and expenses; the Frontier Winton Fund —Class 2 NAV gained 3.36% and lost 5.06%, respectively, for the three months ended June 30, 2018 and 2017, net of fees and expenses; the Frontier Winton Fund —Class 1AP NAV gained 3.45% and lost 4.84%, respectively, for the three months ended June 30, 2018 and 2017.

For the three months ended June 30, 2018, the Frontier Winton Fund recorded net gain on investments of $621,227, net investment loss of $293,292, and total expenses of $293,292, resulting in a net increase in Owners’ capital from operations of $327,935. For the three months ended June 30, 2017, the Frontier Winton Fund recorded net loss on investments of $1,992,821, net investment loss of $550,038, and total expenses of $550,038, resulting in a net decrease in Owners’ capital from operations of $1,580,780, after non-controlling interests of $962,079.

Please see additional discussion under “Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017 – Frontier Winton Fund.”

Frontier Heritage Fund

The Frontier Heritage Fund—Class 1 NAV lost 1.74% and lost 5.42%, respectively, for the three months ended June 30, 2018 and 2017 net of fees and expenses; the Frontier Heritage Fund —Class 2 NAV lost 1.01% and lost 4.70%, respectively for the three months ended June 30, 2018 and 2017, net of fees and expenses; the Frontier Heritage Fund —Class 1AP NAV lost 1.01% and lost 5.33%, respectively, for the three months ended June 30, 2018 and 2017.

For the three months ended June 30, 2018, the Frontier Heritage Fund recorded net loss on investments of $26,200, net investment loss of $102,050, and total expenses of $102,050, resulting in a net decrease in Owners’ capital from operations of $86,681, after non-controlling interests of $41,569. For the three months ended June 30, 2017, the Frontier Heritage Fund recorded net loss on investments of $379,650, net investment loss of $158,873, and total expenses of $158,873, resulting in a net decrease in Owners’ capital from operations of $435,032, after non-controlling interests of $103,491.

Please see additional discussion under “Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017 – Frontier Heritage Fund.”

Six months ended June 30, 2018 Compared to Six Months Ended June 30, 2017.

Frontier Diversified Fund

2018

The Frontier Diversified Fund— Class 1 NAV lost 6.97% and lost 4.04%, respectively, for the six months ended June 30, 2018 and 2017, net of fees and expenses; the Frontier Diversified Fund—Class 2 NAV lost 6.15% and lost 3.25%, respectively for the six months ended June 30, 2018 and 2017, net of fees and expenses; the Frontier Diversified Fund—Class 3 NAV lost 6.04% and lost 3.12%, respectively for the six months ended June 30, 2018 and 2017.

For the six months ended June 30, 2018, the Frontier Diversified Fund recorded net loss on investments of $977,245 net investment loss of $348,202, and total expenses of $366,240 resulting in a net decrease in Owners’ capital from operations of $1,325,447. The NAV per Unit, Class 1, decreased from $116.41 at December 31, 2017 to $108.30 as of June 30, 2018. The NAV per Unit, Class 2, decreased from $135.19 at December 31, 2017 to $126.87 as of June 30, 2018. The NAV per Unit, Class 3 decreased from $125.68 at December 31, 2017 to $118.09 as of June 30, 2018. Total Class 1 subscriptions and redemptions for the period were $0 and $213,456, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $776,442, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $842,320, respectively. Ending capital at June 30, 2018 was $1,951,083 for Class 1, $8,276,500 for Class 2 and $8,081,439 for Class 3. Ending capital at December 31, 2017 was $2,332,222 for Class 1, $9,632,746 for Class 2 and $9,501,719 for Class 3.

The Frontier Diversified Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Frontier Diversified Fund Class 1 Sector Attributions
Q2 2018 and YTD
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2018
YTD

Frontier Diversified Fund Class 2 Sector Attributions
Q2 2018 and YTD
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2018
YTD

Frontier Diversified Fund Class 3 Sector Attributions
Q2 2018 and YTD
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2018
YTD

Frontier Diversified Fund Class 1 Major Advisors Performance
Q2 2018 and YTD
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
Aspect Capital Limited
Crabel
Emil Van Essen
Fort LP (GC)
H2O
QIM
Quantmetrics
Quest Partners
Welton
Winton
Non-Major Advisors
Q2 2018
YTD

Frontier Diversified Fund Class 2 Major Advisors Performance
Q2 2018 and YTD
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
Aspect Capital Limited
Crabel
Emil Van Essen
Fort LP (GC)
H2O
QIM
Quantmetrics
Quest Partners
Welton
Winton
Non-Major Advisors
Q2 2018
YTD

Frontier Diversified Fund Class 3 Major Advisors Performance
Q2 2018 and YTD
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
Aspect Capital Limited
Crabel
Emil Van Essen
Fort LP (GC)
H2O
QIM
Quantmetrics
Quest Partners
Welton
Winton
Non-Major Advisors
Q2 2018
YTD

Four sectors traded in the Frontier Diversified Fund were profitable in Q2 2018 and three were profitable YTD. Currencies, Energies and Interest Rates were profitable for Q2 2018 while Metals, Agriculturals and Stock Indices finished negative for the quarter. Currencies, Energies and Interest Rates were profitable for YTD while Metals, Agriculturals and Stock Indices finished negative YTD.

In terms of major CTA performance Crabel, Emil Van Essen, Fort, Quantitative Investment Management and Winton finished positive for the quarter. Aspect, H20, Quantmetrics, Quest Partners and Welton were negative for the quarter.

Crabel, Emil Van Essen and H2O were positive YTD while Aspect, Fort, Quantitative Investment Management, Quantmetrics, Welton and Winton were negative YTD.

2017

The Frontier Diversified Fund—Class 1 NAV lost 4.04% for the six months ended June 30, 2017, net of fees and expenses; the Frontier Diversified Fund—Class 2 NAV lost 3.25% for the six months ended June 30, 2017, net of fees and expenses, the Frontier Diversified Fund—Class 3 NAV lost 3.12% for the six months ended June 30, 2017.

For the six months ended June 30, 2017, the Frontier Diversified Fund recorded net gain on investments of $1,343,155, net investment loss of $915,569, and total expenses of $1,012,966 resulting in a net increase in Owners’ capital from operations of $427,586. The NAV per Unit, Class 1, decreased from $116.43 at December 31, 2016 to $111.73 as of June 30, 2017. The NAV per Unit, Class 2, decreased from $132.94 at December 31, 2016 to $128.62 as of June 30, 2017. The NAV per Unit, Class 3 decreased from $123.27 at December 31, 2016 to $119.42 as of June 30, 2017. Total Class 1 subscriptions and redemptions for the period were $3,063 and $1,505,635, respectively. Total Class 2 subscriptions and redemptions for the period were $599,571 and $27,266,024, respectively. Total Class 3 subscriptions and redemptions for the period were $1,165,601 and $3,200,976, respectively. Ending capital at June 30, 2017 was $3,546,064 for Class 1, $12,393,834 for Class 2 and $10,754,659 for Class 3. Ending capital at December 31, 2016 was $5,189,420 for Class 1, $38,231,581 for Class 2 and $13,515,181 for Class 3.

The Frontier Diversified Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Equinox Frontier Diversified Fund Class 1 Sector Attributions
Q2 2017 and YTD
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2017
YTD

Equinox Frontier Diversified Fund Class 2 Sector Attributions
Q2 2017 and YTD
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2017
YTD

Equinox Frontier Diversified Fund Class 3 Sector Attributions
Q2 2017 and YTD
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2017
YTD

Equinox Frontier Diversified Fund Class 1 Major Advisors Performance
Q2 2017 and YTD
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
Q2 2017
YTD

One of the six sectors traded in the Frontier Diversified Fund was profitable in Q2 2017 and one of the six was profitable YTD. Stock Indices was profitable for Q2 2017 while Metals, Currencies, Energies, Agriculturals, and Interest Rates finished negative for the quarter. Stock Indices was profitable for YTD while Metals, Currencies, Energies, Agriculturals, and Interest Rates finished negative YTD

In terms of major CTA performance Emil Van Essen and H20 finished positive for the quarter. Aspect, Chesapeake, Crabel, Fort, Quantitative Investment Management, Quantmetrics, Quest, Welton and, Winton were negative for the quarter

Emil Van Essen, H20, and Quantitative Investment Management were positive YTD while Aspect, Chesapeake, Crabel, Fort, Quantmetrics, Quest, Welton, and Winton were negative YTD.

Frontier Masters Fund

2018

The Frontier Masters Fund—Class 1 NAV lost 13.43% and lost 9.23%, respectively, for the six months ended June 30, 2018 and 2017 net of fees and expenses; the Frontier Masters Fund —Class 2 NAV lost 12.67%, and lost 8.45%, respectively for the six months ended June 30, 2018 and 2017, net of fees and expenses; the Frontier Masters Fund—Class 3 NAV lost 12.56% and lost 8.33%, respectively, for the six months ended June 30, 2018 and 2017, net of fees and expenses.

For the six months ended June 30, 2018, the Frontier Masters Fund recorded net loss on investments of $1,260,314, net investment loss of $312,421, and total expenses of $329,155, resulting in a net decrease in Owners’ capital from operations of $1,572,735. The NAV per Unit, Class 1, decreased from $114.74 at December 31, 2017 to $99.33 as of June 30, 2018. The NAV per Unit, Class 2, decreased from $133.27 at December 31, 2017 to $116.38 as of June 30, 2018. The NAV per Unit, Class 3, decreased from $124.40 at December 31, 2017 to $108.77 as of June 30, 2018. Total Class 1 subscriptions and redemptions for the period were $0 and $323,341, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $1,417,097, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $1,335,657, respectively. Ending capital at June 30, 2018 was $2,205,345 for Class 1, $1,620,107 for Class 2 and $3,563,115 for Class 3. Ending capital at December 31, 2017 was $2,913,542 for Class 1, $3,538,600 for Class 2 and $5,504,998 for Class 3.

The Frontier Masters Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Frontier Masters Fund Class 1 Sector Attributions
Q2 2018 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2018
YTD

Frontier Masters Fund Class 1 Major Advisors
Performance
Q2 2018 and YTD
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Emil Van Essen
Transtrend
Welton
Winton
Q2 2018
YTD

Frontier Masters Fund Class 2 Sector Attributions
Q2 2018 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2018
YTD

Frontier Masters Fund Class 2 Major Advisors
Performance
Q2 2018 and YTD
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Emil Van Essen
Transtrend
Welton
Winton
Q2 2018
YTD

Frontier Masters Fund Class 3 Sector Attributions
Q2 2018 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2018
YTD

Frontier Masters Fund Class 3 Major Advisors
Performance
Q2 2018 and YTD
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Emil Van Essen
Transtrend
Welton
Winton
Q2 2018
YTD

Two of the six sectors traded in the Frontier Masters Fund were profitable in Q2 2018 and one of the six was profitable YTD. Energies and Interest Rates were profitable for Q2 2018 while Metals, Currencies, Agriculturals and Stock Indices finished negative for the quarter. Energies were profitable for YTD while Metals, Currencies, Agriculturals, Interest Rates and Stock Indices finished negative YTD.

In terms of major CTA performance Emil Van Essen, Transstrend and Winton finished positive for the quarter. Welton was negative for the quarter

Emil Van Essen was positive YTD while Transtrend, Welton and Winton were negative YTD.

2017

The Frontier Masters Fund—Class 1 NAV lost 9.23% for the six months ended June 30, 2017, net of fees and expenses; the Frontier Masters Fund —Class 2 NAV lost 8.45% for the six months ended June 30, 2017, net of fees and expenses; the Frontier Masters Fund—Class 3 NAV lost 8.33% for the six months ended June 30, 2017.

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

Equinox Frontier Masters Fund Class 2 Sector Attributions
Q2 2017 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2017
YTD

Equinox Frontier Masters Fund Class 1 Major Advisors Performance
Q2 2017 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Chesapeake
Emil Van Essen
Transtrend
Welton
Winton
Q2 2017
YTD

Equinox Frontier Masters Fund Class 2 Major Advisors Performance
Q2 2017 and YTD
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
-7.00%
Chesapeake
Emil Van Essen
Transtrend
Welton
Winton
Q2 2017
YTD

Equinox Frontier Masters Fund Class 3 Major Advisors Performance
Q2 2017 and YTD
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
Chesapeake
Emil Van Essen
Transtrend
Welton
Winton
Q2 2017
YTD

Two of the six sectors traded in the Frontier Masters Fund was profitable in Q2 2017 and two of the six was profitable YTD. Energies and stock Indices was profitable for Q2 2017 while Metals, Currencies, Agriculturals, and Interest Rates finished negative for the quarter. Energies and Stock Indices was profitable for YTD while Metals, Currencies, Agriculturals, and Interest Rates finished negative YTD

In terms of major CTA performance Emil Van Essen finished positive for the quarter. Chesapeake, Transtrend, Welton and, Winton were negative for the quarter

Emil Van Essen was positive YTD while Chesapeake, Transtrend, Welton and, Winton were negative YTD.

Frontier Long/Short Commodity Fund

2018

The Frontier Long/Short Commodity Fund—Class 2 NAV lost 8.02% and lost 10.20%, respectively, for the six months ended June 30, 2018 and 2017, net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 3 NAV lost 8.02% and lost 6.68% respectively for the six months ended June 30, 2018 and 2017, net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 1a NAV lost 12.99% and lost 9.86% respectively, for the six months ended June 30, 2018 and 2017, net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 2a NAV lost 12.24% and lost 9.73% respectively, for the six months ended June 30, 2018 and 2017, net of fees and expenses; the Frontier Long/Short Commodity Fund Class 3a NAV lost 8.02% and lost 7.20%, respectively, for the six months ended June 30, 2018 and 2017, net of fees and expenses.

For the six months ended June 30, 2018, the Frontier Long/Short Commodity Fund recorded net loss on investments of $307,921, net investment loss of $39,817, and total expenses of $47,276, resulting in a net decrease in Owners’ capital from operations of $347,738. The NAV per Unit, Class 2, decreased from $115.81 at December 31, 2017 to $106.52 as of June 30, 2018. The NAV per Unit, Class 3, decreased from $121.50 at December 31, 2017 to $111.75 as of June 30, 2018. The NAV per Unit, Class 1a, decreased from $81.35 at December 31, 2017 to $70.78 as of June 30, 2018. The NAV per Unit, Class 2a, decreased from $93.59 at December 31, 2017 to $82.13 as of June 30, 2018. The NAV per Unit, Class 3a, decreased from $97.99 at December 31, 2017 to $86.11 as of June 30, 2018. Total Class 2 redemptions for the period were $93,781. Total Class 3 redemptions for the period were $174,654. Total Class 1a redemptions were $69,082. Class 2a redemptions for the period were $90,372. Class 3a subscriptions and redemptions for the period were $0 and $174,654 respectively. Ending capital at June 30, 2018 was $152,086 for Class 2, $2,102,829 for Class 3, $35,941 for Class 1a, $307,608 for Class 2a and $697,725 for Class 3a. Ending capital at December 31, 2017 was $258,900 for Class 2, $2,472,994 for Class 3, $107,619 for Class 1a, $442,644 for Class 2a and $971,895 for Class 3a.

The Frontier Long/Short Commodity Fund may have both long and short exposure to the Base Metals, Energies, Grains, Meats, Precious Metals, Financials, and Softs sectors, although the majority of the exposure will typically be in the Energies, Metals, and Softs sectors.

Frontier Long/Short Commodity Fund Class 1A Sector Attributions
Q2 2018 and YTD
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q2 2018
YTD

Frontier Long/Short Commodity Fund Class 1A
Major Advisors Performance
Q2 2018 and YTD
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
-7.00%
-8.00%
-9.00%
Emil Van Essen
JE Moody
Red Oak
Rosetta
Welton
Non-Major Advisors
Q2 2018
YTD

Frontier Long/Short Commodity Fund Class 2 Sector Attributions
Q2 2018 and YTD
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q2 2018
YTD

Frontier Long/Short Commodity Fund Class 2
Major Advisors Performance
Q2 2018 and YTD
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
-7.00%
-8.00%
Emil Van Essen
JE Moody
Red Oak
Rosetta
Welton
Non-Major Advisors
Q2 2018
YTD

Frontier Long/Short Commodity Fund Class 2A Sector
Attributions
Q2 2018 and YTD
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q2 2018
YTD

Frontier Long/Short Commodity Fund Class 2A
Major Advisors Performance
Q2 2018 and YTD
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
-7.00%
-8.00%
-9.00%
Emil Van Essen
JE Moody
Red Oak
Rosetta
Welton
Non-Major Advisors
Q2 2018
YTD

Frontier Long/Short Commodity Fund Class 3 Sector Attributions
Q2 2018 and YTD
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q2 2018
YTD

Frontier Long/Short Commodity Fund Class 3
Major Advisors Performance
Q2 2018 and YTD
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
-7.00%
-8.00%
Emil Van Essen
JE Moody
Red Oak
Rosetta
Welton
Non-Major Advisors
Q2 2018
YTD

Frontier Long/Short Commodity Fund Class 3A Sector Attributions
Q2 2018 and YTD
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
-16.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q2 2018
YTD

Frontier Long/Short Commodity Fund Class 3A
Major Advisors Performance
Q2 2018 and YTD
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
-7.00%
-8.00%
-9.00%
Emil Van Essen
JE Moody
Red Oak
Rosetta
Welton
Non-Major Advisors
Q2 2018
YTD

One of the seven sectors traded in the Frontier Long/Short Commodity Fund was profitable in Q2 2018 and one of the seven was profitable YTD. Energies were profitable for Q2 2018 while Base Metals, Grains, Meats, Precious Metals, Softs and Financials finished negative for the quarter. Energies were profitable for YTD while Base Metals, Grains, Meats, Precious Metals Softs and financials finished negative YTD.

In terms of major CTA performance Emil Van Essen finished positive for the quarter. JE Moody, Red Oak, Rosetta and Welton were negative for the quarter

Emil Van Essen and Rosetta were positive YTD while JE Moody, Red Oak and Welton were negative YTD.

2017

The Frontier Long/Short Commodity Fund—Class 2 NAV lost 10.20% for the six months ended June 30, 2017, net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 3 NAV lost 6.68% for the six months ended June 30, 2017, net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 1a NAV 9.86%, for the six months ended June 30, 2017, net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 2a NAV lost 9.73% , for the six months ended June 30, 2017, net of fees and expenses; the Frontier Long/Short Commodity Fund Class 3a NAV lost 7.20% for the six months ended June 30, 2017, net of fees and expenses.

For the six months ended June 30, 2017, the Frontier Long/Short Commodity Fund recorded net loss on investments of $304,104, net investment loss of $91,370, and total expenses of $91,370, resulting in a net decrease in Owners’ capital from operations of $395,474. For the six months ended June 30, 2016, the Frontier Long/Short Commodity Fund recorded net gain on investments of $266,941, net investment loss of $412,977, and total expenses of $450,190, resulting in a net decrease in Owners’ capital from operations of $146,036. The NAV per Unit, Class 2, decreased from $129.56 at December 31, 2016 to $116.35 as of June 30, 2017. The NAV per Unit, Class 3, decreased from $130.80 at December 31, 2016 to $122.06 as of June 30, 2017. The NAV per Unit, Class 1a, decreased from $92.788 at December 31, 2016 to $83.63 as of June 30, 2017. The NAV per Unit, Class 2a, decreased from $105.67 at December 31, 2016 to $95.39 as of June 30, 2017. The NAV per Unit, Class 3a, decreased from $107.50 at December 31, 2016 to $99.76 as of June 30, 2017. Total Class 2 redemptions for the period were $442,538. Total Class 3 redemptions for the period were $1,170,731. Total Class 1a redemptions for the period were $1,508,395. Class 2a redemptions for the period were $389,743. Class 3a subscriptions and redemptions for the period were $946,844 and $581,655, respectively. Ending capital, excluding Managing Owner Capital, at June 30, 2017 was $340,489 for Class 2, $3,042,194 for Class 3, $399,914 for Class 1a, $525,851 for Class 2a and $1,415,657 for Class 3a. Ending capital, excluding Managing Owner Capital, at December 31, 2016 was $808,137 for Class 2, $4,404,630 for Class 3, $1,913,059 for Class 1a, $962,925 for Class 2a and $1,174,183 for Class 3a.

The Frontier Long/Short Commodity Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Equinox Frontier Long/Short Commodity Fund Class 1A
Sector Attributions
Q2 2017 and YTD
0.1
0.05
0
-0.05
-0.1
-0.15
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q2 2017
YTD

Equinox Frontier Long/Short Commodity Fund Class 2A
Sector Attributions
Q2 2017 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q2 2017
YTD

Equinox Frontier Long/Short Commodity Fund Class 3
Sector Attributions
Q2 2017 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q2 2017
YTD

Two of the seven sectors traded in the Frontier Long/Short Commodity Fund were profitable in Q2 2017 and three of the seven were profitable YTD. Energies and Meats were profitable for Q2 2017 while Base Metals, Grains, Precious Metals, Softs and Financials finished negative for the quarter. Energies, Meats, and Precious Metals was profitable for YTD while Base Metals, Grains, Softs and Financials finished negative YTD

In terms of major CTA performance Emil Van Essen finished positive for the quarter. Chesapeake, JE Moody, Red Oak, Rosetta and Welton were negative for the quarter

Emil Van Essen and Red Oak were positive YTD while Chesapeake, JE Moody, Rosetta, and Welton were negative YTD.

Frontier Balanced Fund

2018

The Frontier Balanced Fund—Class 1 NAV lost 7.91% and lost 3.68%, respectively, for the six months ended June 30, 2018 and 2017, net of fees and expenses; the Frontier Balanced Fund —Class 2 NAV lost 6.50% and lost 2.24%, respectively, for the six months ended June 30, 2018 and 2017, net of fees and expenses; the Frontier Balanced Fund —Class 2a NAV lost 6.51% and lost 1.94%, respectively, for the six months ended June 30, 2018 and 2017, net of fees and expenses; the Frontier Balanced Fund —Class 3a NAV lost 6.51% and 1.94%, respectively, for the six months ended June 30, 2018 and 2017, net of fees and expenses; the Frontier Balanced Fund —Class 1AP NAV lost 6.56% and lost 2.25% for the six months ended June 30, 2018 and 2017, net of fees and expenses.

For the six months ended June 30, 2018, the Frontier Balanced Fund recorded net loss on investments of $2,167,882 net investment loss of $1,396,357, and total expenses of $1,421,301, resulting in a net decrease in Owners’ capital from operations of $3,564,239. The NAV per Unit, Class 1, decreased from $135.96 at December 31, 2017 to $125.21 as of June 30, 2018. The NAV per Unit, Class 1AP, decreased from $150.56 at December 31, 2017 to $140.68 as of June 30, 2018. The NAV per Unit, Class 2, decreased from $202.90 at December 31, 2017 to $189.72 as of June 30, 2018. The NAV per Unit, Class 2a, decreased from $175.77 at December 31, 2017 to $164.33 as of June 30, 2018. The NAV per Unit, Class 3a, decreased from $175.18 at December 31, 2017 to $163.77 as of June 30, 2018. Total Class 1 subscriptions and redemptions for the period were $0 and $4,685,378 respectively. Total Class 1AP redemptions for the period were $4,344. Total Class 2 subscriptions and redemptions for the period were $0 and $800,571, respectively. Total Class 2a subscriptions and redemptions for the period were $0 and $75,968, respectively. Total Class 3a redemptions for the period were $262,250. Ending capital at June 30, 2018 was $31,143,397 for Class 1, $557,664 for Class 1AP, $5,726,766 for Class 2, $381,727 for Class 2a, and $1,029,875 for Class 3a. Ending capital at December 31, 2017 was $38,744,003 for Class 1, $601,247 for Class 1AP, $6,977,027 for Class 2, $529,931 for Class 2a and $1,379,971 for Class 3a.

The Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Frontier Balanced Fund Class 1 Sector Attributions
Q2 2018 and YTD
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2018
YTD

Frontier Balanced Fund Class 1 Major Advisors
Performance
Q2 2018 and YTD
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
Aspect Capital Limited
Beach Horizon
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Quantmetrics
Welton
Winton
Non-Major Advisors
Q2 2018
YTD

Frontier Balanced Fund Class 1AP Sector Attributions
Q2 2018 and YTD
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2018
YTD

Frontier Balanced Fund Class 1AP Major Advisors Performance Q2 2018 and YTD
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
Aspect Capital Limited
Beach Horizon
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Quantmetrics
Welton
Winton
Non-Major Advisors
Q2 2018
YTD

Frontier Balanced Fund Class 2 Sector Attributions
Q2 2018 and YTD
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2018
YTD

Equinox Frontier Balanced Fund Class 2 Major Advisors Performance
Q2 2018 and YTD
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
Aspect Capital Limited
Beach Horizon
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Quantmetrics
Welton
Winton
Non-Major Advisors
Q2 2018
YTD

Frontier Balanced Fund Class 2A Sector Attributions
Q2 2018 and YTD
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2018
YTD

Frontier Balanced Fund Class 2A Major Advisors Performance
Q2 2018 and YTD
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
Aspect Capital Limited
Beach Horizon
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Quantmetrics
Welton
Winton
Non-Major Advisors
Q2 2018
YTD

Frontier Balanced Fund Class 3A Sector Attributions
Q2 2018 and YTD
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2018
YTD

Frontier Balanced Fund Class 3A Major Advisors
Performance
Q2 2018 and YTD
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
Aspect Capital Limited
Beach Horizon
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Quantmetrics
Welton
Winton
Non-Major Advisors
Q2 2018
YTD

Two of the six sectors traded in the Frontier Balanced Fund were profitable in Q2 2018 and three of the six were profitable YTD. Currencies and Energies were profitable for Q2 2018 while Currencies, Energies and Interest Rates were profitable YTD. Metals, Agriculturals, Interest Rates and Stock Indices were negative for the quarter, while Agriculturals and Stock Indices finished negative YTD.

In terms of major CTA performance Crabel, Emil Van Essen, Fort, Quantitative Investment Management and Winton finished positive for the quarter. Aspect, Beach Horizon, H20, Quantmetrics and Welton were negative for the quarter.

Crabel, Emil Van Essen and H20 were positive YTD while Aspect, Beach Horizon, Fort, Quantitative Investment Management, Quantmetrics, Welton and Winton were negative YTD.

2017

The Frontier Balanced Fund—Class 1 NAV lost 3.68% for the six months ended June 30, 2017, net of fees and expenses; The Frontier Balanced Fund—Class 1AP NAV lost 2.25% for the six months ended June 30, 2017, net of fees and expenses; the Frontier Balanced Fund —Class 2 NAV lost 2.24% for the six months ended June 30, 2017, net of fees and expenses; the Frontier Balanced Fund —Class 2a NAV lost 1.94% for the six months ended June 30, 2017, net of fees and expenses; the Frontier Balanced Fund —Class 3a NAV 1.94% for the six months ended June 30, 2017, net of fees and expenses.

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

One of the six sectors traded in the Frontier Diversified Fund were profitable in Q2 2017 and one of the six were profitable YTD. Stock Indices was profitable for Q2 2016 while and Metals, Currencies, Energies, Agriculturals, and Interest Rates finished negative for the quarter. Stock Indices were profitable YTD while and Currencies, Energies, Agriculturals, and Interest Rates finished negative YTD.

In terms of major CTA performance Emil Van Essen and H20 finished positive for the quarter. Aspect, Beach Horizon, Crabel, Fort, Quantitative Investment Management, Quantmetrics, Welton and Winton were negative for the quarter.

Emil Van Essen, Fort, H20, and Quantitative Investment Management were positive YTD while Aspect, Beach Horizon, Crabel, Quantmetrics, Welton, and Winton were negative YTD.

Frontier Select Fund

2018

The Frontier Select Fund—Class 1 NAV lost 17.19% and lost 16.23%, respectively, for the six months ended June 30, 2018 and 2017, net of fees and expenses; the Frontier Select Fund —Class 2 NAV lost 15.95% and lost 15.00% respectively for the six months ended June 30, 2018 and 2017, net of fees and expenses; the Frontier Select Fund —Class 1AP NAV lost 15.95% and 15.09%, respectively, for the six months ended June 30, 2018 and 2017.

For the six months ended June 30, 2018, the Frontier Select Fund recorded net loss on investments of $963,157, net investment loss of $138,665, and total expenses of $138,665, resulting in a net decrease in Owners’ capital from operations of $1,101,822. The NAV per Unit, Class 1, decreased from $90.27 at December 31, 2017 to $74.75 as of June 30, 2018. The NAV per Unit, Class 1AP, decreased from $100.02 at December 31, 2017 to $84.05 as of June 30, 2018. The NAV per Unit, Class 2, decreased from $132.73 at December 31, 2017 to $111.56 as of June 30, 2018. Total Class 1 subscriptions and redemptions for the period were $0 and $651,487 respectively. Total Class 1AP redemptions for the period were $3,144. Total Class 2 subscriptions and redemptions for the period were $0 and $338,374, respectively. Ending capital at June 30, 2018 was $4,305,014 for Class 1, $17,614 for Class 1AP and $384,473 for Class 2. Ending capital at December 31, 2017 was $5,912,980 for Class 1, $23,354 for Class 1AP and $865,594 for Class 2.

The Frontier Select Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, Hybrids, and Commodities sectors.

Frontier Select Fund Class 1 Sector Attributions
Q2 2018 and YTD
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2018
YTD

Frontier Select Fund Class 1 Major Advisor Performance
Q2 2018 and YTD
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Brevan Howard
Transtrend
Welton
Q2 2018
YTD

Frontier Select Fund Class 1AP Sector Attributions
Q2 2018 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2018
YTD

Frontier Select Fund Class 1AP Major Advisor Performance
Q2 2018 and YTD
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Brevan Howard
Transtrend
Welton
Q2 2018
YTD

Frontier Select Fund Class 2 Sector Attributions
Q2 2018 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2018
YTD

Frontier Select Fund Class 2 Major Advisor Performance
Q2 2018 and YTD
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Brevan Howard
Transtrend
Welton
Q2 2018
YTD

Two of the six sectors traded in the Frontier Select Fund were profitable in Q2 2018 and two of the six were profitable YTD. Energies and Interest Rates were positive while Metals, Currencies, Agriculturals and Stock Indices were negative for the quarter. Energies and Interest Rates were profitable YTD while Metals, Currencies Agriculturals and Stock Indices finished negative YTD.

In terms of major CTA performance, Transtrend finished positive for the quarter and Brevan Howard finished negative. There was no positive CTA performance in the Frontier Select Fund YTD.

2017

The Frontier Select Fund—Class 1 NAV lost 16.23% for the six months ended June 30, 2017, net of fees and expenses; the Frontier Select Fund—Class 1AP NAV lost 15.09% for the six months ended June 30, 2017, net of fees and expenses; the Frontier Select Fund —Class 2 NAV lost 15.00% for the six months ended June 30, 2017, net of fees and expenses.

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

Equinox Frontier Select Fund Class 1 Sector Attributions
Q2 2017 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Stock Indices
Total
Q2 2017
YTD

Equinox Frontier Select Fund Class 1AP Sector Attributions
Q2 2017 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Stock Indices
Total
Q2 2017
YTD

Equinox Frontier Select Fund Class 2 Sector Attributions
Q2 2017 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Stock Indices
Total
Q2 2017
YTD

Equinox Frontier Select Fund Class 1 Major Advisor Performance
Q2 2017 and YTD
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Brevan Howard
Transtrend
Q2 2017
YTD

Two of the six sectors traded in the Frontier Select Fund were profitable in Q2 2017 and one of the six was profitable YTD. Agriculturals and Stock Indices were positive while Metals, Currencies, Energies, and Interest Rates were negative for the quarter. Stock Indices were profitable YTD while Metals, Currencies, Energies, Agriculturals and Interest Rates finished negative YTD.

In terms of major CTA performance, both Brevan Howard and Transtrend finished positive for the quarter and YTD.

Frontier Winton Fund

2018

The Frontier Winton Fund—Class 1 NAV lost 6.55% and lost 6.74%, respectively, for the six months ended June 30, 20187 and 2017, net of fees and expenses; the Frontier Winton Fund —Class 2 NAV lost 6.02% and lost 5.37%, respectively, for the six months ended June 30, 2018 and 2017, net of fees and expenses; the Frontier Winton Fund —Class 1AP NAV lost 5.24% and lost 5.36%, respectively, for the three months ended June 30, 2018 and 2017.

For the six months ended June 30, 2018, the Frontier Winton Fund recorded net loss on investments of $405,326, net investment loss of $600,787, and total expenses of $600,787, resulting in a net decrease in Owners’ capital from operations of $1,006,113. The NAV per Unit, Class 1, decreased from $159.08 at December 31, 2017 to $148.66 as of June 30, 2018. The NAV per Unit, Class 1AP, decreased from $176.44 at December 31, 2017 to $167.19 as of June 30, 2018. The NAV per Unit, Class 2, decreased from $216.50 at December 31, 2017 to $203.47 as of June 30, 2018. Total Class 1 subscriptions and redemptions for the period were $0 and $925,257, respectively. There were no subscriptions or redemptions for Class 1AP. Total Class 2 subscriptions and redemptions for the period were $0 and $872,124, respectively. Ending capital at June 30, 2018 was $10,409,429 for Class 1, $35,695 for Class 1AP, and $758,361 for Class 2. Ending capital at December 31, 2017 was $13,102,614 for Class 1, $37,761 for Class 1AP and $1,709,275 for Class 2.

The Frontier Winton Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Frontier Winton Fund Class 1 Sector Attributions
Q2 2018 and YTD
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2018
YTD

Frontier Winton Fund Class 1AP Sector Attributions
Q2 2018 and YTD
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2018
YTD

Frontier Winton Fund Class 2 Sector Attributions
Q2 2018 and YTD
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2018
YTD

Three of the six sectors traded in the Frontier Winton Fund were profitable in Q2 2018. Metals, Energies and Interest Rates were positive while Currencies, Agriculturals and Stock Indices were negative for the quarter. Energies and Interest Rates are positive YTD while Metals, Currencies, Agriculturals and Stock Indicies are negative YTD.

2017

The Frontier Winton Fund—Class 1 NAV lost 6.74% for the six months ended June 30, 2017, net of fees and expenses; the Frontier Winton Fund—Class 1AP NAV lost 5.36% for the six months ended June 30, 2017, net of fees and expenses the Frontier Winton Fund —Class 2 NAV lost 5.37% for the six months ended June 30, 2017, net of fees and expenses.

For the six months ended June 30, 2017, the Frontier Winton Fund recorded net loss on investments of $1,306,010, net investment loss of $1,089,598, and total expenses of $1,089,598, resulting in a net decrease in Owners’ capital from operations of $1,829,067, after non-controlling interest of $566,541. The NAV per Unit, Class 1, decreased from $154.51 at December 31, 2016 to $144.09 as of June 30, 2017. The NAV per Unit, Class 1AP, decreased from $166.17 at December 31, 2016 to $157.26 as of June 30, 2017. The NAV per Unit, Class 2, decreased from $210.98 at December 31, 2016 to $199.66 as of June 30, 2017. Total Class 1 subscriptions and redemptions for the period were $1,424,276 and 6,908,947 respectively. There were no subscriptions or redemptions for Class 1AP. Total Class 2 subscriptions and redemptions for the period were $267,829 and $586,221, respectively. Ending capital at June 30, 2017 was $13,587,716 for Class 1, $33,575 for Class 1AP, and $10,513,105 for Class 2. Ending capital at December 31, 2016 was $20,248,935 for Class 1, $35,478 for Class 1AP and $11,446,113 for Class 2.

The Frontier Winton Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Equinox Frontier Winton Fund Class 1 Sector Attributions
Q2 2017 and YTD
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2017
YTD

Equinox Frontier Winton Fund Class 1AP Sector Attributions
Q2 2017 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2017
YTD

Equinox Frontier Winton Fund Class 2 Sector Attributions
Q2 2017 and YTD
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2017
YTD

Four of the six sectors traded in the Frontier Winton Fund were profitable in Q2 2018. Metals, Energies, Agriculturals, and Interest Rates were positive while Currencies, and Stock Indices were negative for the quarter. Energies and Interest Rates were positive YTD while Metals, Currencies, Agriculturals and Stock Indices were negative YTD.

Frontier Heritage Fund

2018

The Frontier Heritage Fund—Class 1 NAV lost 15.27% and lost 8.86%, respectively, for the six months ended June 30, 2018 and 2017 net of fees and expenses; the Frontier Heritage Fund —Class 2 NAV lost 14.00% and lost 7.51%, respectively for the six months ended June 30, 2018 and 2017, net of fees and expenses; the Frontier Heritage Fund —Class 1AP NAV lost 14.02% and lost 7.51%, respectively, for the six months ended June 30, 2018 and 2017.

For the six months ended June 30, 2018, the Frontier Heritage Fund recorded net loss on investments of $718.522, net investment loss income $218,825, and total expenses of $218,825, resulting in a net decrease in Owners’ capital from operations of $893,452, after non-controlling interests of $43,895. The NAV per Unit, Class 1, decreased from $121.19 at December 31, 2017 to $102.68 as of June 30, 2018. The NAV per Unit, Class 1AP, decreased from $134.28 at December 31, 2017 to $115.46 as of June 30, 2018. The NAV per Unit, Class 2, decreased from $179.70 at December 31, 2017 to $154.54 as of June 30, 2018. Total Class 1 subscriptions and redemptions for the period were $0 and $698,774, respectively. Total Class 1AP redemptions were 4,081. Total Class 2 subscriptions and redemptions for the period were $0 and $7,000, respectively. Ending capital at June 30, 2018 was $3,951,288 for Class 1, $1,019 for Class 1AP and $647,010 for Class 2. Ending capital at December 31, 2017 was $5,435,871 for Class 1, $6,083 for Class 1AP and $760,672 for Class 2.

The Frontier Heritage Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Frontier Heritage Fund Class 1 Sector Attributions
Q2 2018 and YTD
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
-16.00%
-18.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2018
YTD

Frontier Heritage Fund Class 1 Major Advisors
Performance
Q2 2018 and YTD
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Brevan Howard
Welton
Winton
Q2 2018
YTD

Frontier Heritage Fund Class 1AP Sector Attributions
Q2 2018 and YTD
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
-16.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2018
YTD

Frontier Heritage Fund Class 1AP Major Advisors
Performance
Q2 2018 and YTD
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Brevan Howard
Welton
Winton
Q2 2018
YTD

Frontier Heritage Fund Class 2 Sector Attributions
Q2 2018 and YTD
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
-16.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2018
YTD

Frontier Heritage Fund Class 2 Major Advisors Performance
Q2 2018 and YTD
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Brevan Howard
Welton
Winton
Q2 2018
YTD

Three of the six sectors traded in the Frontier Heritage Fund were profitable in Q2 2018 and two of the six were profitable YTD. Energies, Agriculturals and Interest Rates were positive while Metals, Currencies and Stock Indices were negative for the quarter. Energies and Interest Rates were profitable YTD while Metals, Currencies, Agriculturals and Interest Rates finished negative YTD.

In terms of major CTA performance, Transtrend was positive for Q2 while both Brevan Howard and Winton were negative for the quarter and YTD.

2017

The Frontier Heritage Fund—Class 1 NAV lost 8.86% for the six months ended June 30, 2017, net of fees and expenses; the Frontier Heritage Fund—Class 1AP NAV lost 7.51% for the six months ended June 30, 2017, net of fees and expenses the Frontier Heritage Fund —Class 2 NAV lost 7.51% for the six months ended June 30, 2017, net of fees and expenses.

For the six months ended June 30, 2017, the Frontier Heritage Fund recorded net loss on investments of $753,020, net investment of $325,031, and total expenses of $325,021, resulting in a net decrease in Owners’ capital from operations of $775,192. For the six months ended June 30, 2016, the Frontier Heritage Fund recorded net gain on investments of $1,194,432, net investment loss of $325,031, and total expenses of $325,021, resulting in a net decrease in Owners’ capital from operations of $775,192. The NAV per Unit, Class 1, decreased from $119.58 at December 31, 2016 to $108.98 as of June 30, 2017. The NAV per Unit, Class 1AP, decreased from $128.60 at December 31, 2016 to $118.94 as of June 30, 2017. The NAV per Unit, Class 2, decreased from $172.10 to $159.18 as of June 30, 2017. Total Class 1 subscriptions and redemptions for the period were $602,789 and $1,810,226, respectively. There were no subscriptions or redemptions for Class 1AP. Total Class 2 subscriptions and redemptions for the period were $24,575 and $1,620,492. Ending capital, excluding Managing Owner Capital, at June 30, 2017 was $5,692,454 for Class 1, $5,388 for Class 1AP and $980,885 for Class 2. Ending capital, excluding Managing Owner Capital, at December 31, 2016 was $8,702,101 for Class 1, $46,823 for Class 1AP and $2,907,959 for Class 2.

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
Winton
Q2 2017
YTD

Equinox Frontier Heritage Fund Class 2 Major Advisors Performance
Q2 2017 and YTD
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
Brevan Howard
Winton
Q2 2017
YTD

Two of the six sectors traded in the Frontier Heritage Fund were profitable in Q2 2017 and one of the six was profitable YTD. Agriculturals and Stock Indices were positive while Metals, Metals, Currencies, Energies, and Interest Rates were negative for the quarter.

Stock Indices were profitable YTD while and Metals, Currencies, Energies, Agriculturals and Interest Rates finished negative YTD.

In terms of major CTA performance, both Winton and Brevan Howard finished negative for the quarter and YTD.

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

Value at Risk by Market Sectors

The following tables present the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of June 30, 2018 and December 31, 2017. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

DOMESTIC EXPOSURE

Frontier Diversified Fund:

	June 30, 2018		December 31, 2017
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$5,714,104	31.21%	$6,395,053	29.79%
Currencies	164,345	0.90%	63,093	0.29%
Stock Indices	2,230	0.01%	34,558	0.16%
Metals	65,243	0.36%	218,878	1.02%
Agriculturals/Softs	24,282	0.13%	14,196	0.07%
Energy	39,704	0.22%	66,604	0.31%
Total:	$6,009,908	32.82%	$6,792,381	31.64%

Frontier Long/Short Commodity Fund:
	June 30, 2018		December 31, 2017
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$402,975	12.23%	$397,039	9.33%
Currencies	—	0.00%	—	0.00%
Stock Indices	—	0.00%	—	0.00%
Metals	—	0.00%	—	0.00%
Agriculturals/Softs	—	0.00%	—	0.00%
Energy	—	0.00%	—	0.00%
Total:	$402,975	12.23%	$397,039	9.33%

Frontier Masters Fund:
	June 30, 2018		December 31, 2017
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$9,310	0.13%	$10,512	0.09%
Currencies	148,495	2.01%	35,692	0.30%
Stock Indices	2,015	0.03%	19,550	0.16%
Metals	58,951	0.80%	123,822	1.04%
Agriculturals/Softs	21,941	0.30%	8,031	0.07%
Energy	35,875	0.49%	37,679	0.32%
Total:	$276,586	3.74%	$235,286	3.38%

Frontier Balanced Fund:

	June 30, 2018		December 31, 2017
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$10,405,242	26.79%	$11,368,274	23.64%
Currencies	1,297,309	3.34%	167,215	0.35%
Stock Indices	4,465	0.01%	51,406	0.11%
Metals	185,628	0.48%	462,467	0.96%
Agriculturals/Softs	62,733	0.16%	70,758	0.15%
Energy	95,771	0.25%	222,766	0.46%
Total:	$12,051,148	31.03%	$12,342,887	25.67%

Frontier Select Fund:
	June 30, 2018		December 31, 2017
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$981,739	20.86%	$1,500,264	22.06%
Currencies	—	0.00%	—	0.00%
Stock Indices	—	0.00%	—	0.00%
Metals	—	0.00%	—	0.00%
Agriculturals/Softs	—	0.00%	—	0.00%
Energy	—	0.00%	—	0.00%
Total:	$981,739	20.86%	$1,500,264	22.06%

Frontier Winton Fund:
	June 30, 2018		December 31, 2017
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$42,826	0.38%	$61,564	0.41%
Currencies	683,077	6.14%	209,040	1.40%
Stock Indices	9,267	0.08%	114,498	0.77%
Metals	271,175	2.44%	725,189	4.85%
Agriculturals/Softs	100,926	0.91%	47,034	0.31%
Energy	165,025	1.48%	220,673	1.48%
Total:	$1,272,295	11.43%	$1,377,999	9.22%

Frontier Heritage Fund:
	June 30, 2018		December 31, 2017
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$1,051,039	20.47%	$1,606,116	23.68%
Currencies	125,912	2.45%	40,791	0.60%
Stock Indices	1,708	0.03%	22,343	0.33%
Metals	49,986	0.97%	141,511	2.09%
Agriculturals/Softs	18,604	0.36%	9,178	0.14%
Energy	30,419	0.59%	43,061	0.63%
Total:	$1,277,667	24.88%	$1,863,001	27.47%

FORIEGN EXPOSURE

Frontier Diversified Fund

	June 30, 2018		December 31, 2017
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$13,775	0.08%	$20,044	0.09%
Currencies	—	0.00%	29,397	0.14%
Stock Indices	2,530	0.01%	29,331	0.14%
Metals	—	0.00%	—	0.00%
Agriculturals/Softs	1,129	0.01%	3,343	0.02%
Total:	$17,908	0.10%	$83,811	0.39%

Frontier Long/Short Commodity Fund

	June 30, 2018		December 31, 2017
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$—	0.00%	$—	0.00%
Currencies	—	0.00%	—	0.00%
Stock Indices	—	0.00%	—	0.00%
Metals	—	0.00%	—	0.00%
Agriculturals/Softs	—	0.00%	—	0.00%
Total:	$—	0.00%	$—	0.00%

Frontier Masters Fund

	June 30, 2018		December 31, 2017
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$12,446	0.17%	$11,339	0.09%
Currencies	—	0.00%	16,630	0.14%
Stock Indices	2,286	0.03%	16,593	0.14%
Metals	—	0.00%	—	0.00%
Agriculturals/Softs	1,020	0.01%	1,891	0.02%
Energy	428	0.01%	960	0.01%
Total:	$16,181	0.22%	$47,413	0.40%

Frontier Balanced Fund:

	June 30, 2018		December 31, 2017
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$144,349	0.37%	$57,304	0.12%
Currencies	—	0.00%	43,214	0.09%
Stock Indices	21,268	0.05%	54,910	0.11%
Metals	—	0.00%	—	0.00%
Agriculturals/Softs	17,451	0.04%	17,823	0.04%
Energy	948	0.00%	2,495	0.01%
Total:	$184,016	0.47%	$175,746	0.37%

Frontier Select Fund:

	June 30, 2018		December 31, 2017
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$—	0.00%	$—	0.00%
Currencies	—	0.00%	—	0.00%
Stock Indices	—	0.00%	—	0.00%
Metals	—	0.00%	—	0.00%
Agriculturals/Softs	—	0.00%	—	0.00%
Energy	—	0.00%	—	0.00%
Total:	$—	0.00%	$—	0.00%

Frontier Winton Fund:

	June 30, 2018		December 31, 2017
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$57,254	0.51%	$66,410	0.44%
Currencies	—	0.00%	97,397	0.65%
Stock Indices	10,516	0.09%	97,179	0.65%
Metals	—	0.00%	—	0.00%
Agriculturals/Softs	4,693	0.04%	11,075	0.07%
Energy	1,968	0.02%	5,623	0.04%
Total:	$74,431	0.67%	$277,684	1.86%

Frontier Heritage Fund:

	June 30, 2018		December 31, 2017
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$10,554	0.21%	$12,959	0.19%
Currencies	—	0.00%	19,006	0.28%
Stock Indices	1,938	0.04%	18,963	0.28%
Metals	—	0.00%	—	0.00%
Agriculturals/Softs	865	0.02%	2,161	0.03%
Energy	363	0.01%	1,097	0.02%
Total:	$13,720	0.27%	$54,186	0.80%

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of June 30, 2018, by market sector.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chairman and Chief Financial Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), for the Trust and each Series as of June 30, 2018 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon their evaluation, the Chairman and Chief Financial Officer of the Managing Owner concluded that, as of the Evaluation Date, the disclosure controls and procedures for the Trust and each Series were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust and each Series required to be included in the Trust’s periodic SEC filing.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting for the quarter ended June 30, 2018.

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

The following table provides information regarding the sale of unregistered Units by the Trust for the six months ended June 30, 2018. The number of Units listed below for each transaction is the aggregate number of Units in the particular Series of the Trust purchased in such transaction. The consideration listed below for each transaction is, except as otherwise noted, the aggregate amount of cash paid for the Units purchased. For each transaction reported below, the price per Unit was NAV per Unit at the time of the transaction and the Managing Owner of the Trust was the purchaser of the Units. No underwriting discount or sales commission was paid or received with respect to any of the transactions reported below. The Trust claims an exemption from registration of each of the transactions listed below under Section 4(a)(2) of the Securities Act of 1933, as amended, as a sale by an issuer not involving a public offering.

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

Frontier Funds
(Registrant)

Date: August 14, 2018	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman, Chief Financial Officer, Chief Accounting Officer and Managing Member of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Balanced Fund,
a Series of Frontier Funds
(Registrant)

Date: August 14, 2018	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman, Chief Financial Officer, Chief Accounting Officer and Managing Member of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Heritage Fund,
a Series of Frontier Funds
(Registrant)

Date: August 14, 2018	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman, Chief Financial Officer, Chief Accounting Officer and Managing Member of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Winton Fund,
a Series of Frontier Funds
(Registrant)

Date: August 14, 2018	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman, Chief Financial Officer, Chief Accounting Officer and Managing Member of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Select Fund,
a Series of Frontier Funds
(Registrant)

Date: August 14, 2018	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman, Chief Financial Officer, Chief Accounting Officer and Managing Member of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Long/Short Commodity Fund,
a Series of Frontier Funds
(Registrant)

Date: August 14, 2018	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman, Chief Financial Officer, Chief Accounting Officer and Managing Member of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Diversified Fund,
a Series of Frontier Funds
(Registrant)

Date: August 14, 2018	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman, Chief Financial Officer, Chief Accounting Officer and Managing Member of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Masters Fund,
a Series of Frontier Funds
(Registrant)

Date: August 14, 2018	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman, Chief Financial Officer, Chief Accounting Officer and Managing Member of Frontier Fund Management LLC, the Managing Owner of Frontier Funds