Form 10-Q
period 2018-09-30
Frontier Funds; Frontier Long/Short Commodity Fund; Frontier Select Fund; Frontier Winton Fund; Frontier Heritage Fund; Frontier Balanced Fund; Frontier Masters Fund; Frontier Diversified Fund
filed 2018-11-19
CIK 1261379, 1389128, 1389125, 1389124, 1389123, 1389122, 1450722, 1450720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Special Note About Forward-Looking Statements

THIS REPORT CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS. THESE FORWARD-LOOKING STATEMENTS REFLECT THE MANAGING OWNER’S CURRENT EXPECTATIONS ABOUT THE FUTURE RESULTS, PERFORMANCE, PROSPECTS AND OPPORTUNITIES OF THE TRUST. THE MANAGING OWNER HAS TRIED TO IDENTIFY THESE FORWARD-LOOKING STATEMENTS BY USING WORDS SUCH AS “MAY,” “WILL,” “EXPECT,” “ANTICIPATE,” “BELIEVE,” “INTEND,” “SHOULD,” “ESTIMATE” OR THE NEGATIVE OF THOSE TERMS OR SIMILAR EXPRESSIONS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON INFORMATION CURRENTLY AVAILABLE TO THE MANAGING OWNER AND ARE SUBJECT TO A NUMBER OF RISKS, UNCERTAINTIES AND OTHER FACTORS, BOTH KNOWN, SUCH AS THOSE DESCRIBED IN THE “RISK FACTORS” SECTION UNDER PART II ITEM 1A AND ELSEWHERE IN THIS REPORT AND UNKNOWN, THAT COULD CAUSE THE TRUST’S ACTUAL RESULTS, PERFORMANCE, PROSPECTS OR OPPORTUNITIES TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS.

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF SEPTEMBER 30, 2018, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

PART I. FINANCIAL INFORMATION

ITEM 1.	Series Financial Statements

The Series of Frontier Funds
Statements of Financial Condition
September 30, 2018 (unaudited) and December 31, 2017

	Frontier		Frontier		Frontier
	Diversified Fund		Masters Fund		Long/Short Commodity Fund
	9/30/2018	12/31/2017	9/30/2018	12/31/2017	9/30/2018	12/31/2017
ASSETS
Cash and cash equivalents	$65,101	$189,890	$35,548	$411,695	$32,954	$152,200
U.S. Treasury securities, at fair value	938,408	767,049	512,411	1,663,014	475,024	614,803
Incentive fees receivable	—	—	—	—	57,082	57,082
Swap contracts, at fair value	5,575,997	6,376,472	—	—	471,942	397,039
Investments in private investment companies, at fair value	11,859,099	14,501,510	5,466,265	8,407,168	1,948,076	3,018,571
Investments in unconsolidated trading companies, at fair value	1,146,091	2,225,210	969,945	1,501,142	99,860	121,510
Interest receivable	8,786	15,127	5,212	32,798	3,364	12,125
Other assets	—	—	—	2,973	48,679	5,122

Total Assets	$19,593,482	$24,075,258	$6,989,381	$12,018,790	$3,136,981	$4,378,452

LIABILITIES & CAPITAL

LIABILITIES
Owner redemptions payable	$73,079	$—	$114,816	$—	$6,185	$—
Incentive fees payable to Managing Owner	10,897	12,847	—	—	—	—
Management fees payable to Managing Owner	8,244	4,049	7,494	8,949	—	—
Interest payable to Managing Owner	—	—	—	—	44	103
Service fees payable to Managing Owner	4,552	3,614	2,625	3,570	66	172
Trading fees payable to Managing Owner	47,283	61,188	32,173	49,131	6,259	9,125
Advance on unrealized swap appreciation	2,500,000	2,500,000	—	—	115,000	115,000
Other liabilities	4,966	26,873	39,602	—	—	—

Total Liabilities	2,649,021	2,608,571	196,710	61,650	127,554	124,400

CAPITAL
Managing Owner - Class 2	3,056	3,361	54,571	87,344	6,284	11,999
Managing Owner - Class 2a	—	—	—	—	23,759	34,112
Managing Owner - Class 3	175,263	213,164	21,255	34,209	—	—
Managing Owner - Class 3a	—	—	—	—	1,453	1,759
Limited Owner - Class 1	1,740,332	2,332,222	2,102,479	2,913,542	—	—
Limited Owner - Class 1a	—	—	—	—	23,320	107,619
Limited Owner - Class 2	7,858,881	9,629,385	1,477,956	3,451,256	121,413	246,901
Limited Owner - Class 2a	—	—	—	—	259,051	408,532
Limited Owner - Class 3	7,166,929	9,288,555	3,136,410	5,470,789	2,010,934	2,472,994
Limited Owner - Class 3a	—	—	—	—	563,213	970,136

Total Owners’ Capital	16,944,461	21,466,687	6,792,671	11,957,140	3,009,427	4,254,052

Non-Controlling Interests	—	—	—	—	—	—

Total Capital	16,944,461	21,466,687	6,792,671	11,957,140	3,009,427	4,254,052

Total Liabilities and Capital	$19,593,482	$24,075,258	$6,989,381	$12,018,790	$3,136,981	$4,378,452

Units Outstanding
Class 1	16,661	20,035	21,629	25,393	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	353	1,323
Class 2	63,966	71,254	13,397	26,553	1,233	2,236
Class 2a	N/A	N/A	N/A	N/A	3,666	4,730
Class 3	64,138	75,601	29,515	44,254	18,512	20,354
Class 3a	N/A	N/A	N/A	N/A	6,978	9,918

Net Asset Value per Unit
Class 1	$104.46	$116.41	$97.20	$114.74	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	$66.19	$81.35
Class 2	$122.91	$135.19	$114.39	$133.27	$103.54	$115.81
Class 2a	N/A	N/A	N/A	N/A	$77.15	$93.59
Class 3	$114.47	$125.68	$106.99	$124.40	$108.62	$121.50
Class 3a	N/A	N/A	N/A	N/A	$80.94	$97.99

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Financial Condition
September 30, 2018 (unaudited) and December 31, 2017

	Frontier Balanced Fund		Frontier Select Fund
	9/30/2018	12/31/2017	9/30/2018	12/31/2017
ASSETS
Cash and cash equivalents	$105,108	$164,332	$22,923	$114,973
U.S. Treasury securities, at fair value	1,515,106	663,808	330,422	464,427
Open trade equity, at fair value	—	178,552	—	—
Receivable from futures commission merchants	2,731,030	7,458,096	—	—
Swap contracts, at fair value	9,850,185	11,340,959	—	—
Investments in private investment companies, at fair value	24,170,470	30,501,895	3,443,015	5,579,229
Investments in unconsolidated trading companies, at fair value	2,144,814	3,178,176	607,771	670,863
Interest receivable	10,731	13,092	2,340	9,160
Due from Managing Owner	—	184,106	—	—
Other assets	—	—	17,218	—

Total Assets	$40,527,444	$53,683,016	$4,423,689	$6,838,652

LIABILITIES & CAPITAL

LIABILITIES
Open trade deficit, at fair value	$23,444	$—	$—	$—
Owner redemptions payable	108,038	76,772	10,437	—
Incentive fees payable to Managing Owner	—	40,189	—	—
Management fees payable to Managing Owner	23,019	11,465	—	—
Interest payable to Managing Owner	3,591	2,528	765	1,358
Service fees payable to Managing Owner	61,951	88,149	7,750	14,743
Trading fees payable to Managing Owner	108,152	140,868	8,530	14,898
Risk analysis fees payable	9,188	8,886	—	—
Advance on unrealized swap appreciation	4,926,555	4,926,555	—	—
Other liabilities	280,621	155,425	—	5,725

Total Liabilities	5,544,559	5,450,837	27,482	36,724

CAPITAL
Managing Owner - Class 2	126,379	147,888	48,594	70,295
Managing Owner - Class 2a	253,793	338,655	—	—
Limited Owner - Class 1	28,460,992	38,744,003	4,179,762	5,912,980
Limited Owner - Class 1AP	431,663	601,247	17,905	23,354
Limited Owner - Class 2	4,689,023	6,829,139	149,946	795,299
Limited Owner - Class 2a	114,354	191,276	—	—
Limited Owner - Class 3a	906,681	1,379,971	—	—

Total Owners’ Capital	34,982,885	48,232,179	4,396,207	6,801,928

Non-Controlling Interests	—	—	—	—

Total Capital	34,982,885	48,232,179	4,396,207	6,801,928

Total Liabilities and Capital	$40,527,444	$53,683,016	$4,423,689	$6,838,652

Units Outstanding
Class 1	237,546	284,956	55,426	65,502
Class 1AP	3,183	3,993	210	233
Class 2	26,326	34,386	1,751	6,521
Class 2a	2,323	3,015	N/A	N/A
Class 3a	5,741	7,877	N/A	N/A

Net Asset Value per Unit
Class 1	$119.81	$135.96	$75.41	$90.27
Class 1AP	$135.63	$150.56	$85.45	$100.02
Class 2	$182.90	$202.90	$113.40	$132.73
Class 2a	$158.48	$175.77	N/A	N/A
Class 3a	$157.94	$175.18	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Financial Condition
September 30, 2018 (unaudited) and December 31, 2017

	Frontier Winton Fund		Frontier Heritage Fund
	9/30/2018	12/31/2017	9/30/2018	12/31/2017
ASSETS
Cash and cash equivalents	$344,707	$1,403,125	$59,065	$259,161
U.S. Treasury securities, at fair value	4,968,843	5,667,825	851,399	1,046,861
Swap contracts, at fair value	—	—	3,010,288	3,094,367
Investments in private investment companies, at fair value	—	—	2,095,258	2,772,993
Investments in unconsolidated trading companies, at fair value	5,010,792	7,987,575	910,059	1,546,974
Interest receivable	35,193	111,781	6,030	20,647
Receivable from related parties	—	58,146	—	—
Other assets	18,359	—	—	—

Total Assets	$10,377,894	$15,228,452	$6,932,099	$8,741,003

LIABILITIES & CAPITAL

LIABILITIES
Owner redemptions payable	$7,649	$—	$924	$—
Incentive fees payable to Managing Owner	—	—	—	—
Management fees payable to Managing Owner	34,474	53,039	6,370	13,471
Interest payable to Managing Owner	15,770	20,992	1,918	2,608
Service fees payable to Managing Owner	20,813	26,714	10,001	11,483
Trading fees payable to Managing Owner	23,696	43,573	11,980	15,703
Due to Managing Owner	—	152,219	—	—
Advance on unrealized swap appreciation	—	—	1,900,000	1,900,000
Other liabilities	—	82,265	14,563	16,038

Total Liabilities	102,402	378,802	1,945,756	1,959,303

CAPITAL
Managing Owner - Class 2	118,515	153,552	47,202	63,646
Limited Owner - Class 1	9,745,132	13,102,614	3,805,123	5,435,871
Limited Owner - Class 1AP	35,337	37,761	1,011	6,083
Limited Owner - Class 2	376,508	1,555,723	594,698	697,026

Total Owners’ Capital	10,275,492	14,849,650	4,448,034	6,202,626

Non-Controlling Interests	—	—	538,309	579,074

Total Capital	10,275,492	14,849,650	4,986,343	6,781,700

Total Liabilities and Capital	$10,377,894	$15,228,452	$6,932,099	$8,741,003

Units Outstanding
Class 1	66,740	82,367	37,636	44,855
Class 1AP	214	214	9	45
Class 2	2,401	7,895	4,187	4,233

Net Asset Value per Unit
Class 1	$146.02	$159.08	$101.10	$121.19
Class 1AP	$165.51	$176.44	$114.58	$134.28
Class 2	$206.20	$216.50	$153.31	$179.70

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Condensed Schedule of Investments
September 30, 2018 (unaudited)

Frontier	Frontier	Frontier
Diversified Fund	Masters Fund	Long/Short Commodity Fund
Fair	% of Total Capital	Fair	% of Total Capital	Fair	% of Total Capital
Description	Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)
SWAPS (1)
Frontier XXXV Diversified select swap (U.S.)	$5,575,997	32.91%	$—	—	$—	—
Frontier XXXVII L/S select swap (U.S.)	—	—	—	—	471,942	15.68%
Total Swaps	$5,575,997	32.91%	$—	—	$471,942	15.68%

PRIVATE INVESTMENT COMPANIES (3)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	$1,476,849	8.72%	$1,337,703	19.69%	$427,126	14.19%
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	1,252,158	7.39%	—	—	—	—
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	1,815,491	10.71%	—	—	—	—
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	1,502,795	8.87%	—	—	—	—
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	2,014,288	11.89%	—	—	—	—
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	343,205	2.03%	—	—	—	—
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	381,970	2.25%	—	—	—	—
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	2,966,027	17.50%	2,466,918	36.32%	788,388	26.20%
Galaxy Plus Fund - TT Feeder Fund (531) LLC	—	0.00%	1,661,644	24.46%	—	—
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	106,316	0.63%	—	—	732,562	24.34%
Total Private Investment Companies	$11,859,099	69.99%	$5,466,265	80.47%	$1,948,076	64.73%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (3)
Frontier Trading Company XXXVIII, LLC	$197,274	1.16%	$107,720	1.59%	$99,860	3.32%
Frontier Trading Company II, LLC	948,817	5.60%	862,225	12.69%	—	—
Total Investment in Unconsolidated Trading Companies	$1,146,091	6.76%	$969,945	14.28%	$99,860	3.32%

U.S. TREASURY SECURITIES (2)
FACE VALUE	Fair Value	Fair Value	Fair Value
$7,737,000	US Treasury Note 6.875% due 08/15/2025 (Cost $9,813,689)	$938,408	5.54%	$512,411	7.54%	$475,024	15.78%
$938,408	5.54%	$512,411	7.54%	$475,024	15.78%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value	Face Value
US Treasury Note 6.875% due 08/15/2025 (2)	$756,959	$413,332	$383,175
$756,959	$413,332	$383,175

Additional Disclosure on U.S. Treasury Securities	Cost	Cost	Cost
US Treasury Note 6.875% due 08/15/2025 (2)	$960,135	$524,275	$486,023
$960,135	$524,275	$486,023

(1)	See Note 4 to the Financial Statements.

(2)	See Note 2 to the Financial Statements.

(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Condensed Schedule of Investments
September 30, 2018 (unaudited)

Frontier	Frontier
Balanced Fund	Select Fund
Fair	% of Total Capital	Fair	% of Total Capital
Description	Value	(Net Asset Value)	Value	(Net Asset Value)
LONG FUTURES CONTRACTS*
Various agriculture futures contracts (Canada)	$—	0.00%	$—	0.00%
Various agriculture futures contracts (Europe)	(2,512)	-0.01%	—	0.00%
Various agriculture futures contracts (U.S.)	1,580	0.00%	—	0.00%
Various base metals futures contracts (U.S.)	3,613	0.01%	—	0.00%
Various energy futures contracts (U.S.)	22,560	0.06%	—	0.00%
Various interest rates futures contracts (Europe)	40,355	0.12%	—	0.00%
Various stock index futures contracts (Europe)	(1,774)	-0.01%	—	0.00%
Various stock index futures contracts (Far East)	3,607	0.01%	—	0.00%
Total Long Futures Contracts	$67,429	0.20%	$—	0.00%
SHORT FUTURES CONTRACTS*
Various agriculture futures contracts (Canada)	$22,220	0.06%	$—	—
Various base metals futures contracts (U.S.)	(13,238)	-0.04%	—	0.00%
Various interest rates futures contracts (Canada)	7,731	0.02%	—	0.00%
Various interest rates futures contracts (Far East)	1,761	0.01%	—	0.00%
Various interest rates futures contracts (U.S.)	20,016	0.06%	—	0.00%
Various precious metal futures contracts (U.S.)	3,945	0.01%	—	0.00%
Various soft futures contracts (Far East)	1,101	0.00%	—	0.00%
Various soft futures contracts (U.S.)	35,385	0.10%	—	0.00%
Various stock index futures contracts (Africa)	1,590	0.00%	—	0.00%
Total Short Futures Contracts	$80,511	0.22%	$—	0.00%
CURRENCY FORWARDS*
Various currency forwards contracts (NA)	$(171,384)	-0.49%	$—	0.00%
Total Currency Forwards	$(171,384)	-0.49%	$—	0.00%
Total Open Trade Equity (Deficit)	$(23,444)	-0.07%	$—	0.00%
SWAP (1)
Frontier XXXIV Balanced select swap (U.S.)	$9,850,185	28.16%	$—	—
Total Swap	$9,850,185	28.16%	$—	—

PRIVATE INVESTMENT COMPANIES (3)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	$2,821,492	8.07%	—	—
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	2,104,433	6.02%	—	—
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	3,469,606	9.92%	—	—
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	3,321,217	9.49%	—	—
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	4,232,025	12.10%	—	—
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	343,487	0.98%	—	—
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	1,070,327	3.06%	—	—
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	6,552,503	18.73%	1,848,757	42.05%
Galaxy Plus Fund - TT Feeder Fund (531) LLC	—	0.00%	1,594,258	36.26%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	255,381	0.73%	—	—
Total Private Investment Companies	$24,170,471	69.09%	$3,443,015	78.32%

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
Frontier Trading Company II, LLC	$1,826,306	5.22%	$—	—
Frontier Trading Company XXXVIII, LLC	318,508	0.91%	69,462	1.58%
Frontier Trading Company XXXIX, LLC	—	—	538,309	12.24%
Total Investment in Unconsolidated Trading Companies	$2,144,814	6.13%	$607,771	13.82%

U.S. TREASURY SECURITIES (2)
FACE VALUE	Fair Value	Fair Value
$7,737,000	US Treasury Note 6.875% due 08/15/2025 (Cost $9,813,689)	1,515,106	4.33%	330,422	7.52%
$1,515,106	4.33%	$330,422	7.52%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value
US Treasury Note 6.875% due 08/15/2025 (2)	$1,222,149	$266,532
$1,222,149	$266,532

Additional Disclosure on U.S. Treasury Securities	Cost	Cost
US Treasury Note 6.875% due 08/15/2025 (2)	$1,550,186	$338,072
$1,550,186	$338,072

*	Except for those items disclosed, no individual futures, or forwards position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Note 4 to the Financial Statements.

(2)	See Note 2 to the Financial Statements.

(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Condensed Schedule of Investments
September 30, 2018 (unaudited)

Frontier	Frontier
Winton Fund	Heritage Fund
Fair	% of Total Capital	Fair	% of Total Capital
Description	Value	(Net Asset Value)	Value	(Net Asset Value)
SWAP (1)
Frontier Brevan Howard swap (U.S.)	$—	—	$3,010,288	60.37%
Total Swap	$—	—	$3,010,288	60.37%

PRIVATE INVESTMENT COMPANIES (3)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	$—	—	$2,095,258	42.02%
Total Private Investment Companies	$—	—	$2,095,258	42.02%

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
Frontier Trading Company II, LLC	$3,966,234	38.60%	$731,077	14.66%
Frontier Trading Company XXXVIII, LLC	1,044,558	10.17%	178,982	3.59%
Total Investment in Unconsolidated Trading Companies	$5,010,792	48.77%	$910,059	18.25%

U.S. TREASURY SECURITIES (2)
FACE VALUE	Fair Value	Fair Value
$7,737,000	US Treasury Note 6.875% due 08/15/2025 (Cost $9,813,689)	$4,968,843	48.36%	$851,399	17.07%
$4,968,843	48.36%	$851,399	17.07%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value
US Treasury Note 6.875% due 08/15/2025 (2)	$4,008,078	$686,775
$4,008,078	$686,775

Additional Disclosure on U.S. Treasury Securities	Cost	Cost
US Treasury Note 6.875% due 08/15/2025 (2)	$5,083,887	$871,112
$5,083,887	$871,112

*	Except for those items disclosed, no individual futures, or forwards contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Note 4 to the Financial Statements.
(2)	See Note 2 to the Financial Statements.
(3)	See Note 5 to the Financial Statements.

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

The Series of Frontier Funds

Statements of Operations

For the Three Months Ended September 30, 2018 and 2017

(Unaudited)

					Frontier Long/Short Commodity
	Frontier Diversified Fund		Frontier Masters Fund		Fund

	9/30/2018	9/30/2017	9/30/2018	9/30/2017	9/30/2018	9/30/2017

Investment income:
Interest - net	$9,370	$1,825	$4,707	$13,174	$3,176	$—

Total Income	9,370	1,825	4,707	13,174	3,176	—

Expenses:
Incentive Fees (rebate)	10,897	—	—	—	—	—
Management Fees	13,113	13,509	22,605	26,862	—	—
Service Fees - Class 1	14,432	24,584	11,605	19,585	334	1,867
Trading Fees	145,750	221,452	95,225	151,229	19,318	40,897
Other Fees	—	—	—	—	—	(2,428)

Total Expenses	184,192	259,545	129,435	197,676	19,652	40,336

Investment (loss) - net	(174,822)	(257,720)	(124,728)	(184,502)	(16,476)	(40,336)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	(191,468)	(581,919)	(43,433)	(284,393)	(110,281)	2,553
Net realized gain/(loss) on private investment companies	(25,826)	475,572	11,891	152,190	(34,683)	22,256
Net unrealized gain/(loss) on swap contracts	(213,803)	145,433	—	—	39,017	50,384
Net realized gain/(loss) on U.S. Treasury securities	(11,658)	—	(5,337)	—	(4,663)	—
Net unrealized gain/(loss) on U.S. Treasury securities	3,255	(3,031)	27,844	(5,333)	(2,297)	(1,069)
Change in fair value of investments in unconsolidated trading companies	36,144	32,229	(1,603)	31,473	1,511	(1,334)

Net gain/(loss) on investments	(403,356)	68,284	(10,638)	(106,063)	(111,396)	72,790

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(578,178)	(189,436)	(135,366)	(290,565)	(127,872)	32,454

Less: Operations attributable to non-controlling interests	—	—	—	—	—	—

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(578,178)	$(189,436)	$(135,366)	$(290,565)	$(127,872)	$32,454

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(3.84)	$(1.63)	$(2.13)	$(2.98)	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	$(4.59)	$(0.37)
Class 2	$(3.96)	$(1.32)	$(1.99)	$(2.95)	$(2.98)	$(0.03)
Class 2a	N/A	N/A	N/A	N/A	$(4.98)	$(0.03)
Class 3	$(3.62)	$(1.15)	$(1.78)	$(2.67)	$(3.13)	$(0.02)
Class 3a	N/A	N/A	N/A	N/A	$(5.17)	$0.03

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds

Statements of Operations

For the Three Months Ended September 30, 2018 and 2017

(Unaudited)

	Frontier Balanced Fund		Frontier Select Fund

	9/30/2018	9/30/2017	9/30/2018	9/30/2017

Investment income:
Interest - net	$10,592	$8,254	$—	$—

Total Income/(loss)	10,592	8,254	—	—

Expenses:
Management Fees	26,643	25,760	—	—
Risk analysis Fees	1,612	5,009	—	—
Service Fees - Class 1	222,302	323,572	32,149	46,479
Trading Fees	339,537	462,275	27,076	39,673

Total Expenses	590,094	816,616	59,225	86,152

Investment (loss) - net	(579,502)	(808,362)	(59,225)	(86,152)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	13,124	82,008	—	—
Net unrealized gain/(loss) on private investment companies	(373,146)	(727,964)	163,993	(246,067)
Net realized gain/(loss) on private investment companies	8,097	689,463	(61,092)	(47,803)
Net change in open trade equity/(deficit)	(63,530)	(84,039)	—	—
Net unrealized gain/(loss) on swap contracts	(620,424)	356,572	—	—
Net realized gain/(loss) on U.S. Treasury securities	(18,391)	—	(1,918)	—
Net unrealized gain/(loss) on U.S. Treasury securities	421	(3,909)	13,357	1,751
Trading commissions	(12,466)	(8,224)	—	—
Change in fair value of investments in unconsolidated trading companies	49,118	63,498	(16,945)	45,390

Net gain/(loss) on investments	(1,017,197)	367,405	97,395	(246,729)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(1,596,699)	(440,957)	38,170	(332,881)

Less: Operations attributable to non-controlling interests	—	—	—	—

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(1,596,699)	$(440,957)	$38,170	$(332,881)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(5.40)	$(1.64)	$0.66	$(4.33)
Class 1AP	$(5.05)	$(0.73)	$1.38	$(4.02)
Class 2	$(6.82)	$(0.98)	$1.84	$(5.45)
Class 2a	$(5.85)	$(0.79)	N/A	N/A
Class 3a	$(5.83)	$(0.80)	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds

Statements of Operations

For the Three Months Ended September 30, 2018 and 2017

(Unaudited)

	Frontier Winton Fund		Frontier Heritage Fund

	9/30/2018	9/30/2017	9/30/2018	9/30/2017

Investment income:
Interest - net	$—	$19,732	$—	$—

Total Income	—	19,732	—	—

Expenses:
Management Fees	104,062	188,835	22,635	43,021
Risk analysis Fees	—	26,057	—	—
Service Fees - Class 1	76,839	99,725	29,343	40,954
Trading Fees	73,379	127,661	33,624	36,907

Total Expenses	254,280	442,278	85,602	120,882

Investment (loss) - net	(254,280)	(422,546)	(85,602)	(120,882)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	—	(276,209)	—	—
Net unrealized gain/(loss) on private investment companies	—	—	21,582	(120,769)
Net realized gain/(loss) on private investment companies	—	—	(17,465)	—
Net change in open trade equity/(deficit)	—	775,332	—	—
Net unrealized gain/(loss) on swap contracts	—	—	6,454	110,814
Net realized gain/(loss) on U.S. Treasury securities	(48,714)	—	(7,717)	—
Net unrealized gain/(loss) on U.S. Treasury securities	(41,503)	(11,591)	(1,094)	238
Trading commissions	—	(15,820)	—	—
Change in fair value of investments in unconsolidated trading companies	156,865	(31,155)	20,832	36,791

Net gain/(loss) on investments	66,648	440,557	22,592	27,074

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(187,632)	18,011	(63,010)	(93,808)

Less: Operations attributable to non-controlling interests	—	214,425	3,130	53,727

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(187,632)	$(196,414)	$(66,140)	$(147,535)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(2.64)	$(1.79)	$(1.58)	$(2.99)
Class 1AP	$(1.68)	$(0.76)	$(0.88)	$(2.39)
Class 2	$2.73	$(0.96)	$(1.23)	$(3.21)

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Operations

For the Nine Months Ended September 30, 2018 and 2017

(Unaudited)

					Frontier Long/Short Commodity
	Frontier Diversified Fund		Frontier Masters Fund		Fund

	9/30/2018	9/30/2017	9/30/2018	9/30/2017	9/30/2018	9/30/2017

Investment income:
Interest - net	$27,408	$99,222	$21,441	$72,591	$10,635	$—

Total Income	27,408	99,222	21,441	72,591	10,635	—

Expenses:
Incentive Fees (rebate)	12,778	(63,508)	—	—	—	(87,670)
Management Fees	37,905	69,251	83,816	150,767	—	—
Service Fees - Class 1	45,236	110,769	39,503	72,519	1,398	12,838
Trading Fees	454,513	1,154,233	335,271	527,813	65,530	183,990
Other Fees	—	1,766	—	1,792	—	22,548

Total Expenses	550,432	1,272,511	458,590	752,891	66,928	131,706

Investment (loss) - net	(523,024)	(1,173,289)	(437,149)	(680,300)	(56,293)	(131,706)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	(1,717,819)	(207,161)	(1,253,590)	(977,064)	(274,347)	(329,330)
Net realized gain/(loss) on private investment companies	45,769	1,567,660	96,298	429,868	(186,723)	(4,741)
Net unrealized gain/(loss) on swap contracts	299,525	147,788	—	—	74,903	39,954
Net realized gain/(loss) on U.S. Treasury securities	(48,013)	(354,609)	(45,508)	(286,742)	(34,564)	227,895
Net unrealized gain/(loss) on U.S. Treasury securities	(609)	569,536	10,785	328,820	1,715	(212,189)
Change in fair value of investments in unconsolidated trading companies	40,546	(311,775)	(78,937)	(366,569)	(301)	47,097

Net gain/(loss) on investments	(1,380,601)	1,411,439	(1,270,952)	(871,687)	(419,317)	(231,314)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(1,903,625)	238,150	(1,708,101)	(1,551,987)	(475,610)	(363,020)

Less: Operations attributable to non-controlling interests	—	—	—	—	—	—

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(1,903,625)	$238,150	$(1,708,101)	$(1,551,987)	$(475,610)	$(363,020)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(11.95)	$(6.33)	$(17.54)	$(13.39)	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	$(15.16)	$(9.52)
Class 2	$(12.28)	$(5.64)	$(18.88)	$(13.83)	$(12.27)	$(13.24)
Class 2a	N/A	N/A	N/A	N/A	$(16.44)	$(10.31)
Class 3	$(11.21)	$(5.00)	$(17.41)	$(12.66)	$(12.88)	$(8.76)
Class 3a	N/A	N/A	N/A	N/A	$(17.05)	$(7.71)

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds

Statements of Operations

For the Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	Frontier Balanced Fund		Frontier Select Fund

	9/30/2018	9/30/2017	9/30/2018	9/30/2017

Investment income:
Interest - net	$35,536	$9,415	$—	$—

Total Income/(loss)	35,536	9,415	—	—

Expenses:
Incentive Fees (rebate)	145,134	—	—	—
Management Fees	69,545	102,297	—	102,047
Risk analysis Fees	5,141	12,566	—	6,829
Service Fees - Class 1	723,093	1,106,847	105,111	176,247
Trading Fees	1,068,482	1,625,446	92,779	137,940
Other Fees	—	190,804	—	(5,094)

Total Expenses	2,011,395	3,037,960	197,890	417,969

Investment (loss) - net	(1,975,859)	(3,028,545)	(197,890)	(417,969)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(270,212)	(569,161)	—	(695,436)
Net unrealized gain/(loss) on private investment companies	(3,522,386)	(1,919,200)	(797,340)	(779,294)
Net realized gain/(loss) on private investment companies	244,703	3,954,532	(1,526)	(45,798)
Net change in open trade equity/(deficit)	(141,192)	(403,237)	—	(145,848)
Net unrealized gain/(loss) on swap contracts	509,226	420,488	—	—
Net realized gain/(loss) on U.S. Treasury securities	(63,298)	(228,904)	(14,456)	(170,783)
Net unrealized gain/(loss) on U.S. Treasury securities	(6,119)	483,160	1,522	202,502
Trading commissions	(41,403)	(51,477)	—	(46,591)
Change in fair value of investments in unconsolidated trading companies	105,602	(373,803)	(53,962)	(319,255)

Net gain/(loss) on investments	(3,185,079)	1,312,398	(865,762)	(2,000,503)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(5,160,938)	(1,716,147)	(1,063,652)	(2,418,472)

Less: Operations attributable to non-controlling interests	—	—	—	(432,628)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(5,160,938)	$(1,716,147)	$(1,063,652)	$(1,985,844)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(16.15)	$(6.60)	$(14.86)	$(19.60)
Class 1AP	$(14.93)	$(3.99)	$(14.57)	$(19.28)
Class 2	$(20.00)	$(5.35)	$(19.32)	$(25.59)
Class 2a	$(17.29)	$(4.07)	N/A	N/A
Class 3a	$(17.24)	$(4.07)	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds

Statements of Operations

For the Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	Frontier Winton Fund		Frontier Heritage Fund

	9/30/2018	9/30/2017	9/30/2018	9/30/2017

Investment income:
Interest - net	$—	$19,732	$—	$—

Total Income	—	19,732	—	—

Expenses:
Incentive Fees (rebate)	—	(49,790)	1,394	(4,603)
Management Fees	366,404	677,921	92,509	160,879
Risk analysis Fees	—	96,830	—	—
Service Fees - Class 1	252,006	368,816	97,753	141,741
Trading Fees	236,657	431,025	112,771	146,164
Other	—	7,074	—	1,732

Total Expenses	855,067	1,531,876	304,427	445,913

Investment (loss) - net	(855,067)	(1,512,144)	(304,427)	(445,913)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	—	1,053,217	—	—
Net unrealized gain/(loss) on private investment companies	—	—	(498,155)	(120,769)
Net realized gain/(loss) on private investment companies	—	—	(98,763)	—
Net change in open trade equity/(deficit)	—	(1,630,449)	—	—
Net unrealized gain/(loss) on swap contracts	—	—	(84,079)	(513,913)
Net realized gain/(loss) on U.S. Treasury securities	(253,908)	(1,104,301)	(40,316)	(211,694)
Net unrealized gain/(loss) on U.S. Treasury securities	11,126	1,194,837	2,583	291,328
Trading commissions	—	(44,385)	—	—
Change in fair value of investments in unconsolidated trading companies	(95,896)	(334,372)	22,800	(170,930)

Net gain/(loss) on investments	(338,678)	(865,453)	(695,930)	(725,978)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(1,193,745)	(2,377,597)	(1,000,357)	(1,171,891)

Less: Operations attributable to non-controlling interests	—	(352,116)	(40,765)	(249,164)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(1,193,745)	$(2,025,481)	$(959,592)	$(922,727)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(13.06)	$(12.21)	$(20.10)	$(13.59)
Class 1AP	$(10.93)	$(9.67)	$(19.70)	$(12.05)
Class 2	$(10.30)	$(12.28)	$(26.39)	$(16.13)

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital

For the Nine Months Ended September 30, 2018 (unaudited)

	Frontier Diversified Fund							Frontier Masters Fund
	Class 1	Class 2	Class 2	Class 3	Class 3			Class 1	Class 2	Class 2	Class 3	Class 3
	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total
Owners’ Capital, December 31, 2017	$2,332,222	$3,361	$9,629,385	$213,164	$9,288,555	$—	$21,466,687	$2,913,542	$87,344	$3,451,256	$34,209	$5,470,789	—	$11,957,140

Sale of Units	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Redemption of Units	(354,495)	—	(933,695)	(19,000)	(1,311,411)	—	(2,618,601)	(299,860)	(20,000)	(1,457,163)	(8,000)	(1,671,345)	—	(3,456,368)
Transfer of Units In(Out)	—	—	—	—	—	—	—	(80,257)	—	—	—	80,257	—	—
Capital resulting from operations attributable to controlling interests	(237,395)	(305)	(836,809)	(18,901)	(810,215)	—	(1,903,625)	(430,946)	(12,773)	(516,137)	(4,954)	(743,291)	—	(1,708,101)

Owners’ Capital, September 30, 2018	$1,740,332	$3,056	$7,858,881	$175,263	$7,166,929	$—	$16,944,461	$2,102,479	$54,571	$1,477,956	$21,255	$3,136,410	$—	$6,792,671

Owners’ Capital - Units, December 31, 2017	20,035	25	71,229	1,696	73,905			25,393	655	25,898	275	43,979

Sale of Units (including transfers)	—	—	—	—	—			—	—	—	—	—
Redemption of Units (including transfers)	(3,373)	—	(7,287)	(165)	(11,299)			(3,762)	(178)	(12,977)	(76)	(14,664)

Owners’ Capital - Units, September 30, 2018	16,662	25	63,942	1,531	62,606			21,631	477	12,921	199	29,315

			(1)		(1)					(1)		(1)
Net asset value per unit at December 31, 2017	116.41		135.19		125.68			$114.74		$133.27		$124.40

Change in net asset value per unit for the Nine months ended September 30, 2018	(11.95)		(12.28)		(11.21)			(17.54)		(18.88)		(17.41)

Net asset value per unit at September 30, 2018	$104.46		$122.91		$114.47			$97.20		$114.39		$106.99

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital

For the Nine Months Ended September 30, 2018 (unaudited)

	Frontier Long/Short Commodity Fund
	Class 2		Class 3	Class 1a	Class 2a		Class 3a
	Managing Owner	Limited Owners	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total
Owners’ Capital, December 31, 2017	$11,999	$246,901	$2,472,994	$107,619	$34,112	$408,532	$1,759	$970,136	—	$4,254,052

Sale of Units	—	—	—	—	—	—	—	—	—	—
Redemption of Units	(4,500)	(109,612)	(215,389)	(79,178)	(4,501)	(92,090)	—	(263,745)	—	(769,015)
Transfer of Units In(Out)	—	—	—	—	—	—	—	—	—	—
Capital resulting from operations attributable to controlling interests	(1,215)	(15,876)	(246,671)	(5,121)	(5,852)	(57,391)	(306)	(143,178)	—	(475,610)

Owners’ Capital, September 30, 2018	$6,284	$121,413	$2,010,934	$23,320	$23,759	$259,051	$1,453	$563,213	$—	$3,009,427

Owners’ Capital - Units, December 31, 2017	104	2,131	20,355	1,323	364	4,366	18	9,900

Sale of Units (including transfers)	—	—	—	—	—	—	—	—
Redemption of Units (including transfers)	(43)	(959)	(1,842)	(970)	(57)	(1,007)	—	(2,944)

Owners’ Capital - Units, September 30, 2018	61	1,172	18,513	353	307	3,359	18	6,956

		(1)				(1)		(1)
Net asset value per unit at December 31, 2017		115.81	121.50	81.35		93.59		97.99

Change in net asset value per unit for the Nine months ended September 30, 2018		(12.27)	(12.88)	(15.16)		(16.44)		(17.05)

Net asset value per unit at September 30, 2018		$103.54	$108.62	$66.19		$77.15		$80.94

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital

For the Nine Months Ended September 30, 2018 (unaudited)

	Frontier Balanced Fund
	Class 1	Class 1AP	Class 2		Class 2a		Class 3a
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Non-Controlling Interests	Total
Owners’ Capital, December 31, 2017	$38,744,003	$601,247	$147,888	$6,829,139	$338,655	$191,276	$1,379,971	—	$48,232,179

Sale of Units (including transfers)	—	—		—	—	—	—	—	—
Redemption of Units (including transfers)	(6,038,368)	(111,300)	(7,000)	(1,507,640)	(10,000)	(65,968)	(348,080)	—	(8,088,356)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(4,244,643)	(58,284)	(14,509)	(632,476)	(74,862)	(10,954)	(125,210)	—	(5,160,938)

Owners’ Capital, September 30, 2018	$28,460,992	$431,663	$126,379	$4,689,023	$253,793	$114,354	$906,681	$—	$34,982,885

Owners’ Capital - Units, December 31, 2017	284,956	3,993	729	33,657	1,926	1,089	7,877

Sale of Units (including transfers)	—	—	—	—	—	—	—
Redemption of Units (including transfers)	(47,409)	(810)	(38)	(8,022)	(325)	(367)	(2,137)

Owners’ Capital - Units, September 30, 2018	237,547	3,183	691	25,635	1,601	722	5,740

				(1)		(1)
Net asset value per unit at December 31, 2017	135.96	150.56		202.90		175.77	175.18

Change in net asset value per unit for the Nine months ended September 30, 2018	(16.15)	(14.93)		(20.00)		(17.29)	(17.24)

Net asset value per unit at September 30, 2018	$119.81	$135.63		$182.90		$158.48	$157.94

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital

For the Nine Months Ended September 30, 2018 (unaudited)

	Frontier Select Fund						Frontier Winton Fund						Frontier Heritage Fund
	Class 1	Class 1AP	Class 2				Class 1	Class 1AP	Class 2				Class 1	Class 1AP	Class 2
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total
Owners’ Capital, December 31, 2017	$5,912,980	$23,354	$70,295	$795,299	$—	$6,801,928	$13,102,614	$37,761	$153,552	$1,555,723	$—	$14,849,650	$5,435,871	$6,083	$63,646	$697,026	$579,074	$6,781,700

Sale of Units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Redemption of Units	(813,081)	(3,144)	(11,000)	(514,844)	—	(1,342,069)	(2,251,329)	—	(29,000)	(1,100,084)	—	(3,380,413)	(783,919)	(4,081)	(7,000)	—	—	(795,000)
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(40,765)	(40,765)
Transfer of Units In(Out)	(1,232)	1,232	—	—	—	—	—	—	—	—		—
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(918,905)	(3,537)	(10,701)	(130,509)	—	(1,063,652)	(1,106,153)	(2,424)	(6,037)	(79,131)	—	(1,193,745)	(846,829)	(991)	(9,444)	(102,328)	—	(959,592)

Owners’ Capital, September 30, 2018	$4,179,762	$17,905	$48,594	$149,946	$—	$4,396,207	$9,745,132	$35,337	118,515	$376,508	$—	$10,275,492	$3,805,123	$1,011	$47,202	$594,698	$538,309	$4,986,343

Owners’ Capital - Units, December 31, 2017	65,502	234	530	5,992			82,367	214	709	7,186			44,855	45	377	3,856

Sale of Units (including transfers)	—	—	—	—			—	—	—	—			—	—	—	—
Redemption of Units (including transfers)	(10,075)	(24)	(101)	(4,670)			(15,627)	—	(145)	(5,360)			(7,219)	(36)	(46)	—

Owners’ Capital - Units, September 30, 2018	55,427	210	429	1,322			66,740	214	564	1,826			37,636	9	331	3,856

				(1)						(1)						(1)
Net asset value per unit at December 31, 2017	90.27	100.02		132.73			159.08	176.44		216.50			$121.19	$134.28		$179.70

Change in net asset value per unit for the Nine months ended September 30, 2018	(14.86)	(14.57)		(19.32)			(13.06)	(10.93)		(10.30)			(20.10)	(19.70)		(26.39)

Net asset value per unit at September 30, 2018	$75.41	$85.45		$113.40			$146.02	$165.51		$206.20			$101.10	$114.58		$153.31

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Cash Flows

For the Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	9/30/2018	9/30/2017	9/30/2018	9/30/2017	9/30/2018	9/30/2017

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(1,903,625)	$238,150	$(1,708,101)	$(1,551,987)	$(475,610)	$(363,020)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in ownership allocation of U.S. Treasury securities	(69,880)	3,813,934	1,589,162	(317,619)	(208,272)	2,332,067
Net unrealized (gain)/loss on swap contracts	(299,525)	(147,788)		—	(74,902)	(39,954)
Net unrealized (gain)/loss on U.S. Treasury securities	609	(569,536)	(10,785)	(328,820)	(1,715)	212,189
Net realized (gain)/loss on U.S. Treasury securities	48,013	354,609	45,508	286,742	34,564	(227,895)
Net unrealized (gain)/loss on private investment companies	1,717,819	207,161	1,253,591	977,064	274,347	329,330
Net realized (gain)/loss on private investment companies	(45,769)	(1,567,660)	(96,298)	(429,868)	186,723	4,741
(Purchases) sales of:
Sales of U.S. Treasury securities	1,665,387	2,785,190	1,553,660	3,016,330	1,189,411	(2,713,824)
Purchase of U.S. Treasury securities	(1,841,423)	—	(2,041,104)	—	(887,337)	—
U.S. Treasury interest and premium paid/amortized	25,935	27,016	14,162	29,147	13,128	(10,182)
Purchase of Private Investment Companies	(3,430,348)	(13,705,362)	(2,928,656)	(7,857,452)	(1,081,849)	(2,634,827)
Reduction of collateral in Swap contracts	1,100,000	2,214,000		—	—	3,850,050
Sale of Private Investment Companies	4,400,709	37,197,835	4,712,266	5,461,344	1,691,274	5,356,545
Increase and/or decrease in:
Investments in unconsolidated trading companies, at fair value	1,079,119	2,378,351	531,197	5,386,133	21,650	(82,293)
Prepaid service fees - Class 1	—	—	—	—	—	—
Interest receivable	6,341	121,045	27,586	69,848	8,761	(2,671)
Receivable from related parties	—	231,671	—	153,157	—	87,670
Other assets	—	(36,188)	2,974	—	(43,557)	—
Incentive fees payable to Managing Owner	(1,950)	—	—	—	—	—
Management fees payable to Managing Owner	4,195	(23,496)	(1,455)	(50,174)	—	—
Interest payable to Managing Owner	—	—	—	—	(59)	9
Trading fees payable to Managing Owner	(13,905)	(77,010)	(16,958)	(7,511)	(2,866)	(10,716)
Service fees payable to Managing Owner	938	55,703	(945)	9,598	(106)	(1,970)
Payables to related parties	—	—	—	—	—	(1,603,124)
Other liabilities	(21,907)	(19,674)	39,605	(5,776)	(3)	(5,481)

Net cash provided by (used in) operating activities	2,420,733	33,477,951	2,965,408	4,840,156	643,583	4,476,644

Cash Flows from Financing Activities:
Proceeds from sale of units	—	785,006	—	67,610	—	—
Payment for redemption of units	(2,618,601)	(34,998,790)	(3,456,368)	(3,779,383)	(769,015)	(4,157,575)
Change in owner redemptions payable	73,079	169,716	114,815	(131,842)	6,185	67,290

Net cash provided by (used in) financing activities	(2,545,522)	(34,044,068)	(3,341,553)	(3,843,615)	(762,830)	(4,090,285)

Net increase (decrease) in cash and cash equivalents	(124,789)	(566,117)	(376,147)	996,541	(119,246)	386,359

Cash and cash equivalents, beginning of period	189,890	674,227	411,695	546,509	152,200	—
Cash and cash equivalents, end of period	$65,101	$108,110	$35,548	$1,543,050	$32,954	$386,359

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Cash Flows

For the Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	Frontier Balanced Fund		Frontier Select Fund
	9/30/2018	9/30/2017	9/30/2018	9/30/2017

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(5,160,938)	$(1,716,147)	$(1,063,652)	$(2,418,472)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	201,996	397,395	—	686,022
Due from Managing Owner	184,106	—	—	—
Net change in ownership allocation of U.S. Treasury securities	53,128	7,943,201	509,154	821,516
Net unrealized (gain)/loss on swap contracts	(509,226)	(420,488)	—	—
Net unrealized (gain)/loss on U.S. Treasury securities	6,119	(483,160)	(1,522)	(202,502)
Net realized (gain)/loss on U.S. Treasury securities	63,298	228,904	14,456	170,783
Net unrealized (gain)/loss on private investment companies	3,522,386	1,919,200	797,340	779,294
Net realized (gain)/loss on private investment companies	(244,703)	(3,954,532)	1,526	45,798
(Purchases) sales of:
Sales of U.S. Treasury securities	2,213,107	887,884	501,919	1,731,714
Purchases of U.S. Treasury securities	(3,228,823)	—	(899,134)	—
U.S. Treasury interest and premium paid/amortized	41,873	24,870	9,132	15,979
Purchase of Private Investment Companies	(6,751,508)	(15,315,922)	(2,471,708)	(6,800,023)
Sale of Private Investment Companies	9,805,250	30,906,344	3,809,055	1,034,717
Reduction of collateral in Swap contracts	2,000,000	7,514,000		—
Increase and/or decrease in:
Receivable from futures commission merchants	4,727,066	492,880	—	8,208,218
Change in control of ownership - trading companies	—	—	—	(3,675,188)
Investments in unconsolidated trading companies, at fair value	1,033,362	3,213,364	63,092	3,361,211
Interest receivable	2,361	174,699	6,820	51,905
Receivable from related parties	(0)	346,875	—	103,407
Other assets	(40,189)	(85,207)	(17,218)	—
Incentive fees payable to Managing Owner	11,554	—	—	—
Management fees payable to Managing Owner	1,063	(12,438)	—	(21,219)
Interest payable to Managing Owner	(32,716)	(18,335)	(593)	(2,644)
Trading fees payable to Managing Owner	(26,198)	(53,625)	(6,368)	(2,558)
Service fees payable to Managing Owner	302	9,837	(6,993)	(9,316)
Risk analysis fees payable	—	8,276	—	(2,303)
Other liabilities	125,196	(89,587)	(5,725)	(5,863)

Net cash provided by (used in) operating activities	7,997,866	31,918,288	1,243,654	3,870,476

Cash Flows from Financing Activities:
Proceeds from sale of units	—	162,799	—	99,812
Payment for redemption of units	(8,088,356)	(31,560,889)	(1,346,141)	(3,914,340)
Change in owner redemptions payable	31,266	(496,370)	10,437	(132,437)

Net cash provided by (used in) financing activities	(8,057,090)	(31,894,460)	(1,335,704)	(3,946,965)

Net increase (decrease) in cash and cash equivalents	(59,224)	23,828	(92,050)	(76,489)

Cash and cash equivalents, beginning of period	164,332	1,083,579	114,973	432,021
Cash and cash equivalents, end of period	$105,108	$1,107,407	$22,923	$355,532

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Cash Flows

For the Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	Frontier Winton Fund		Frontier Heritage Fund
	9/30/2018	9/30/2017	9/30/2018	9/30/2017

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(1,193,745)	$(2,377,597)	$(1,000,357)	$(1,171,891)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	—	1,682,758	—	—
Net change in ownership allocation of U.S. Treasury securities	(1,817,543)	(4,622,172)	(54,774)	635,669
Net unrealized (gain)/loss on swap contracts	—	—	84,079	513,913
Net unrealized (gain) loss on U.S. Treasury securities, at fair value	(11,126)	(1,194,837)	(2,583)	(291,328)
Net realized (gain) loss on U.S. Treasury securities, at fair value	253,908	1,104,301	40,316	211,694
Net unrealized gain/(loss) on private investment companies		—	498,155	120,769
Net realized gain/(loss) on private investment companies		—	98,763	—
(Purchases) sale of:
Sales of U.S. Treasury Securities	8,763,300	12,652,125	1,393,371	2,231,740
Purchases of U.S. Treasury Securities	(6,626,880)	—	(1,204,398)	—
U.S. Treasury interest and premium paid/amortized	137,325	119,303	23,530	22,396
Purchase of Private Investment Companies		—	(683,033)	(2,306,940)
Sale of Private Investment Companies		—	763,850	5,000,000
Increase and/or decrease in:
Receivable from futures commission merchants	—	4,110,059	—	—
Change in control of ownership of trading companies	—	(2,330,730)	—	(2,424,186)
Investments in unconsolidated trading companies, at fair value	2,976,782	2,563,419	636,915	1,418,793
Interest receivable	76,588	240,952	14,617	63,252
Receivable from related parties	58,146	551,508	—	131,430
Other assets	(18,359)	—	0	(10,159)
Management fees payable to Managing Owner	(18,565)	(162,168)	(7,101)	(56,501)
Interest payable to Managing Owner	(5,222)	(30,730)	(690)	(5,244)
Trading fees payable to Managing Owner	(19,877)	(13,939)	(3,723)	(3,472)
Service fees payable to Managing Owner	(5,901)	9,638	(1,482)	(2,721)
Risk analysis fees payable		13,842	—	—
Payables to related parties	(152,219)	—	—	—
Other liabilities	(82,266)	110,418	(1,474)	(18,085)

Net cash provided by (used in) operating activities	2,314,346	12,426,150	593,981	4,059,129

Cash Flows from Financing Activities:
Proceeds from sale of units	—	283,970	—	34,436
Payment for redemption of units	(3,380,412)	(7,243,617)	(795,000)	(3,664,806)
Pending owner additions		—		—
Change in owner redemptions payable	7,649	(9,900)	924	33,898

Net cash provided by (used in) financing activities	(3,372,763)	(6,969,547)	(794,077)	(3,596,472)

Net increase (decrease) in cash and cash equivalents	(1,058,417)	5,456,603	(200,096)	462,657

Cash and cash equivalents, beginning of period	1,403,125	1,628,208	259,161	382,499
Cash and cash equivalents, end of period	$344,707	$7,084,811	$59,065	$845,156

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds

Notes to Financial Statements (Unaudited)

1. Organization and Purpose

Frontier Funds (formerly Equinox Frontier Funds), which is referred to in this report as “the Trust”, was formed on August 8, 2003, as a Delaware statutory trust. The Trust is a multi-advisor commodity pool, as described in Commodity Futures Trading Commission (the “CFTC”) Regulation § 4.10(d)(2). The Trust has authority to issue separate series, or each, a Series, of units of beneficial interest (the “Units”) pursuant to the requirements of the Delaware Statutory Trust Act, as amended (the “Trust Act”). The assets of each Series are valued and accounted for separately from the assets of other Series. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Trust is managed by Frontier Fund Management LLC (the “Managing Owner”). The Managing Owner was incorporated in Delaware in November, 2016. The Managing Owner has delegated its commodity pool operator (“CPO”) responsibilities to Wakefield Advisors LLC pursuant to the Commodity Pool Operator Delegation Agreement between the Managing Owner and Wakefield Advisors LLC, which has been registered with the CFTC as a commodity pool operator since January 7, 2013, and has been a member of the NFA since that date. Under the Commodity Pool Operator Delegation Agreement, Wakefield does not receive any fees or remuneration from the Managing Owner in connection with the performance of its obligations thereunder. The Commodity Pool Operator Delegation Agreement is effective until terminated by either the Managing Owner or Wakefield, or until Wakefield is no longer registered as a CPO (unless excluded or exempt from CPO registration under the Commodity Exchange Act, as amended (the “Commodity Exchange Act”)). The Managing Owner remains jointly and severally liable with Wakefield Advisors LLC for violations of the Commodity Exchange Act and CPO Regulations. However, Wakefield Advisors LLC will indemnify the Managing Owner from and against any and all loss, liability, damage, penalty, fine, cost and expense (including attorneys’, accountants’, experts’, and other professionals’ fees and expenses incurred in investigation or defense of any and all demands, claims, actions, suits, or arbitrations) actually and reasonably incurred by the Managing Owner, based upon, arising out of or from, or in any way in connection with, any act, activity, conduct, performance, omission, or non-performance by the Wakefield Advisors LLC of any of its functions as CPO or which violates the Commodity Exchange Act or CPO Regulations in connection with its functions as CPO.

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

The Trust has seven (7) separate and distinct series of Units issued and outstanding: Frontier Diversified Fund, Frontier Masters Fund, Frontier Long/Short Commodity Fund, Frontier Balanced Fund, Frontier Select Fund, Frontier Winton Fund and Frontier Heritage Fund, (each a “Series” and collectively, the “Series”). The Trust financial statements are comprised of unitized Series which are consolidated into the Trust financial statements. However, the consolidated Trust does not issue units.

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

As of September 30, 2018, the total Units outstanding were 144,766 for the Frontier Diversified Fund, 64,542 for the Frontier Masters Fund, 30,739 for the Frontier Long/Short Commodity Fund, 275,120 for the Frontier Balanced Fund, 57,387 for the Frontier Select Fund, 69,343 for the Frontier Winton Fund and 41,833 for the Frontier Heritage Fund.

As of September 30, 2018, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund, Frontier Winton Fund, and Frontier Heritage separates Units into a maximum of three separate Classes—Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Balanced Fund separates Units into a maximum of five separate Classes— Class 1, Class 1AP, Class 2, Class 2A and Class 3A.   The Trust, with respect to the Frontier Long/Short Commodity Fund separates Units into a maximum of five separate Classes—Class 1A, Class 2A, Class 2, Class 3A and Class 3. On May 10, 2017, the interests Frontier Trading Company XV, LLC, which included exposure to Transtrend B.V.’s TT Enhanced Risk (USD) Program, were transferred to an individual Delaware limited liability company (“Master Fund”) in Galaxy Plus.  The Master Fund is sponsored and operated by Gemini Alternative Funds, LLC (“Sponsor”).  The Sponsor has contracted with the Trading Advisors to manage the portfolios of the Master Funds pursuant to the advisors’ respective program.  For those Series that invest in Galaxy Plus, approximately 30-70% of those Series assets are used to support the margin requirements of the Master Funds.  The remaining assets of the Series are split between investments in Trading Companies and a pooled cash management account that invests primarily in U.S. Treasury securities.  For those Series that do not invest in Galaxy Plus, their assets are split between investments in Trading Companies and investments in the pooled cash management account.

As of September 30, 2018, Frontier Winton Fund has invested a portion of its assets into two Trading Companies, and a single Trading Advisor manages 100% of the assets invested in each of these Trading Companies. Each of the remaining Series has invested a portion of its assets in several different Trading Companies or Galaxy Plus entities and one or more Trading Advisors may manage the assets invested in such Trading Companies or Galaxy Plus entities.

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

Receivable from Futures Commission Merchants—The Trust deposits assets with a FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of September 30, 2018 included restricted cash for margin requirements of $1,450,731 for Frontier Trading Company I LLC and $4,306,571 for Frontier Trading Company II LLC.

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

The following table summarizes the instruments that comprise the Trust, with respect to the Series, financial asset portfolio, by Series, measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value. Investments in private investment companies are valued utilizing the net asset values provided by the underlying private investment companies as a practical expedient. Each Series applies the practical expedient to its investments in private investment companies on an investment-by-investment basis, and consistently with the Series entire position in a particular investment, unless it is probable that the Series will sell a portion of an investment at an amount different from the net asset value of the investment.

	Level 1	Level 2	Level 3	Total
September 30, 2018	Inputs	Inputs	Inputs	Fair Value

Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$1,169,987	$(23,896)	$—	$1,146,091
Swap Contracts	—	—	5,575,997	5,575,997
U.S. Treasury Securities	938,408	—	—	938,408
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	991,679	(21,734)	—	969,945
U.S. Treasury Securities	512,411	—	—	512,411
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	99,860	—	—	99,860
Swap Contracts	—	—	471,942	471,942
U.S. Treasury Securities	475,024	—	—	475,024
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	2,190,822	(46,008)	—	2,144,814
Open Trade Equity (Deficit)	(23,444)	—	—	(23,444)
Swap Contracts	—	—	9,850,185	9,850,185
U.S. Treasury Securities	1,515,106	—	—	1,515,106
Frontier Select Fund
Investment in Unconsolidated Trading Companies	69,462	—	538,309	607,771
U.S. Treasury Securities	330,422	—	—	330,422
Frontier Winton Fund
Investment in Unconsolidated Trading Companies	5,110,724	(99,932)	—	5,010,792
U.S. Treasury Securities	4,968,843	—	—	4,968,843
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	928,475	(18,416)	—	910,059
Swap Contracts	—	—	3,010,288	3,010,288
U.S. Treasury Securities	851,399	—	—	851,399

				Total
December 31, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value

Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$2,152,721	$55,593	$—	$2,208,314
Swap Contracts	—	—	6,376,472	6,376,472
U.S. Treasury Securities	767,049	—	—	767,049
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	1,460,743	31,450	—	1,492,193
U.S. Treasury Securities	1,663,014	—	—	1,663,014
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	121,510	—	—	121,510
Swap Contracts	—	—	397,039	397,039
U.S. Treasury Securities	614,803	—	—	614,803
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	3,072,933	81,725	—	3,154,658
Open Trade Equity (Deficit)	144,983	33,569	—	178,552
Swap Contracts	—	—	11,340,959	11,340,959
U.S. Treasury Securities	663,808	—	—	663,808
Frontier Select Fund
Investment in Unconsolidated Trading Companies	91,790	—	579,073	670,863
U.S. Treasury Securities	464,427	—	—	464,427
Frontier Winton Fund
Investment in Unconsolidated Trading Companies	7,750,343	184,193	—	7,934,536
U.S. Treasury Securities	5,667,825	—	—	5,667,825
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	1,500,688	35,943	—	1,536,631
Swap Contracts	—	—	3,094,367	3,094,367
U.S. Treasury Securities	1,046,861	—	—	1,046,861

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the statements of operations. Investment in unconsolidated trading company asset gains and losses (realized/unrealized) included in earnings are classified in “Change in fair value of investments in unconsolidated trading companies.” During the nine months ended September 30, 2018, all identified Level 3 assets were components of the Frontier Diversified Fund, Frontier Long/Short Commodity Fund, Frontier Balanced Fund, Frontier Select Fund, and Frontier Heritage Fund.

For the Nine Months Ended September 30, 2018

Swaps

		Frontier Long/Short
	Frontier Balanced Fund	Commodity Fund
Balance of recurring Level 3 assets as of January 1, 2018	$11,340,959	$397,039
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	509,226	74,903
Proceeds from collateral reduction	(2,000,000)	—
Change in ownership allocation	—	—
Transfers in and/or out of Level 3	—	—
Balance of recurring Level 3 assets as of September 30, 2018	$9,850,185	$471,942

	Frontier Diversified
	Fund	Frontier Heritage Fund
Balance of recurring Level 3 assets as of January 1, 2018	$6,376,472	$3,094,367
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	299,525	(84,079)
Proceeds from collateral reduction	(1,100,000)	—
Change in ownership allocation	—	—
Transfers in and/or out of Level 3	—	—
Balance of recurring Level 3 assets as of September 30, 2018	$5,575,997	$3,010,288

For the Year Ended December 31, 2017

Swaps

		Frontier Long/Short
	Frontier Balanced Fund	Commodity Fund
Balance of recurring Level 3 assets as of January 1, 2017	$18,939,450	$4,220,468
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	(84,491)	26,621
Proceeds from collateral reduction	(7,514,000)	(3,850,050)
Change in ownership allocation	—	—
Transfers in and/or out of Level 3	—	—
Balance of recurring Level 3 assets as of December 31, 2017	$11,340,959	$397,039

	Frontier Diversified Fund	Frontier Heritage Fund
Balance of recurring Level 3 assets as of January 1, 2017	$8,637,847	$8,391,414
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	(47,375)	(297,047)
Proceeds from collateral reduction	(2,214,000)	(5,000,000)
Change in ownership allocation	—	—
Transfers in and/or out of Level 3	—	—
Balance of recurring Level 3 assets as of December 31, 2017	$6,376,472	$3,094,367

For the Nine Months Ended September 30, 2018
Investments in Unconsolidated Trading Companies:

	Frontier
	Select
	Fund
Balance of recurring Level 3 assets as of January 1, 2018	$579,074
Change in fair value of investments in unconsolidated trading companies	(40,765)
Purchases of investments of unconsolidated trading companies	—
Change in ownership allocation	—
Transfers in and/or out of Level 3	—
Balance of recurring Level 3 assets as of September 30, 2018	$538,309

Investments in Unconsolidated Trading Companies:

Frontier Select Fund
Balance of recurring Level 3 assets as of January 1, 2017	$3,147,279
Change in fair value of investments in unconsolidated trading companies	(144,019)
Change in ownership allocation	(2,424,187)
Transfers in and/or out of Level 3	—
Balance of recurring Level 3 assets as of December 31, 2017	$579,073

The Series of the Trust assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Series’ accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the nine months ended September 30, 2018, the Trust did not transfer any assets between Levels 1, 2 or 3.

The amounts reflected in the change in ownership allocation result from changes in ownership in the underlying Trading Companies at the Series level, which have resulted in changes in consolidation or de-consolidation by the Series. The ownership in the Trading Companies is accounted for under the equity method, which approximates fair value.

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at September 30, 2018:

	Frontier Diversified	Frontier Long/Short	Frontier Balanced
	Fund	Commodity Fund	Fund	Frontier Heritage Fund
Swap Contracts	$299,525	$74,903	$509,226	$(84,079)

Frontier Select Fund
Investments in Unconsolidated Trading Companies	$(40,765)

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2017:

		Frontier Long/Short	Frontier Balanced	Frontier Heritage
	Frontier Diversified Fund	Commodity Fund	Fund	Fund
Swap Contracts	$(47,375)	$26,621	$(84,491)	$(297,047)

Frontier Select Fund
Investments in Unconsolidated Trading Companies	$(144,019)

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of September 30, 2018, and December 31, 2017, approximately 10.8% and 10.2%, respectively, of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain swaps and is recorded as collateral within the swap fair value within the statement of financial condition. The cash held with the counterparty is not restricted.

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

To help to reduce counterparty risk on the Series, the Managing Owner has the right to reduce the Series’ exposure and remove cash from the Series’ total return swaps with Deutsche Bank AG. This cash holding shall be in excess of $250,000, and may not exceed 40% of the Index exposure in total. Index exposure is defined as the total notional amount plus any profit. The Series are charged interest on this cash holding and any amount removed will be offset against the final settlement value of the swap. As of September 30, 2018, the Frontier Balanced Fund, the Frontier Diversified Fund, the Frontier Long/Short Commodity Fund and Frontier Heritage Fund, have received from the swap counterparty $4,926,555, $2,500,000, $115,000 and $1,900,000, respectively. These amounts are shown on the Statements of Financial Conditions of the respective Series under advance on unrealized swap appreciation, which relates to the Trading Companies’ total return swaps with Deutsche Bank AG.

The Series have invested in the following swaps as of and for the nine months ended September 30, 2018:

			Frontier Long/Short	Frontier Heritage
	Frontier Balanced Fund	Frontier Diversified Fund	Commodity Fund	Fund
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$11,735,292	$3,054,369	$653,610	$2,072,056
Termination Date	7/31/2023	7/31/2023	7/31/2023	3/27/2023
Cash Collateral	$86,000	$86,000	$29,950	$978,950
Swap Value	$9,764,185	$5,489,997	$441,992	$2,031,338
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	$509,226	$299,525	$74,903	($84,079)
Fair Value as of September 30, 2018	$9,850,185	$5,575,997	$471,942	$3,010,288
Advance on swap appreciation	($4,926,555)	($2,500,000)	($115,000)	($1,900,000)

The Series have invested in the following swaps as of and for the year ended December 31, 2017:

			Frontier Long/Short Commodity
	Frontier Balanced Fund	Frontier Diversified Fund	Fund	Frontier Heritage Fund
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$13,373,629	$4,651,155	$653,610	$2,072,056
Termination Date	8/2/2018	8/2/2018	8/7/2018	3/26/2018
Cash Collateral	$2,086,000	$1,186,000	$29,950	$982,500
Swap Value	$9,254,959	$5,190,472	$367,089	$2,111,867
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	($84,491)	($47,375)	$26,621	($297,047)
Fair Value as of 12/31/2017	$11,340,959	$6,376,472	$397,039	$3,094,367
Advance on swap appreciation	($4,926,555)	($2,500,000)	($115,000)	($1,900,000)

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

The following table summarizes each of the Series’ investments in unconsolidated Trading companies as of September 30, 2018 and December 31, 2017:

	As of September 30, 2018		As of December 31, 2017
	Percentage of		Percentage of
	Series Net		Series Net
	Assets Invested		Assets Invested
	in Unconsolidated		in Unconsolidated
	Trading and Private		Trading and Private
	Investment Companies	Fair Value	Investment Companies	Fair Value
Series

Frontier Diversified Series —
Frontier Trading Companies II and XXXVIII	6.76%	$1,146,091	10.37%	$2,225,210
Frontier Masters Series —
Frontier Trading Companies II and XXXVIII	14.28%	$969,945	12.55%	$1,501,142
Frontier Long/Short Commodity Series —
Frontier Trading Company XXXVIII	3.32%	$99,860	2.86%	$121,510
Frontier Balanced Series —
Frontier Trading Companies II and XXXVIII	6.13%	$2,144,814	6.59%	$3,178,176
Frontier Select Series —
Frontier Trading Companies XXXVIII and XXXIX	13.82%	$607,771	9.86%	$670,863
Frontier Winton Fund
Frontier Trading Companies II and XXXVIII	48.77%	$5,010,792	53.79%	$7,987,575
Frontier Heritage Series —
Frontier Trading Companies II and XXXVIII	18.25%	$910,059	22.66%	$1,536,631

The following tables summarize each of the Series; equity in earnings from unconsolidated Trading and private investment companies for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30, 2018				Three Months Ended September 2017
			Change in				Change in
	Trading	Realized	Unrealized	Net Income	Trading	Realized	Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)
Frontier Balanced Fund
Frontier Trading Company II, LLC	$—	$—	$46,550	$46,550	$—	$—	$72,519	$72,519
Frontier Trading Company XXXVIII, LLC	—	—	2,568	2,568	—	—	(9,021)	(9,021)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(9,291)	(65,905)	96,559	21,363	(19,245)	(56,867)	153,322	77,210
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(12,879)	39,369	(23,273)	3,217	(18,045)	41,460	2,070	25,485
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LL	(68,449)	525,034	(732,131)	(275,546)	(80,645)	809,976	(431,386)	297,945
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(10,825)	24,104	41,083	54,362	(37,146)	(161,057)	416,622	218,419
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	—	—	(4,884)	(4,884)	—	(63)	(256,549)	(256,612)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(38,176)	(205,387)	29,398	(214,165)	(52,684)	(693,062)	690,348	(55,398)
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	(10,502)	37,958	(5,938)	21,518	(31,025)	(185,578)	(512)	(217,115)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(6,575)	(46,302)	6,537	(46,340)	(7,239)	(14,512)	2,826	(18,925)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(38,085)	46,290	67,221	75,426	(87,162)	(408,339)	385,991	(109,510)
Total	$(194,782)	$355,161	$(476,310)	$(315,931)	$(333,191)	$(668,042)	$1,026,230	$24,997

Frontier Winton Fund
Frontier Trading Company II, LLC	$—	$—	$2,568	$2,568
Frontier Trading Company XXXVIII, LLC	—	—	154,297	154,297	—	—	(31,155)	(31,155)
Total	$—	$—	$156,865	$156,865	$—	$—	$(31,155)	$(31,155)

Frontier Frontier Select Fund
Frontier Trading Company XXXIX, LLC	$—	$—	$3,227	$3,227	$—	$—	$53,727	$53,727
Frontier Trading Company XXXVIII, LLC	—	—	(20,172)	(20,172)	—	—	(8,337)	(8,337)
Galaxy Plus Fund - TT Feeder Fund (531) LLC	(21,700)	91,839	25,085	95,224	(35,396)	67,150	(116,095)	(84,341)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(31,965)	13,930	25,712	7,677	(209,529)	(209,529)
Total	$(53,665)	$105,769	$33,852	$85,956	$(35,396)	$67,150	$(280,234)	$(248,480)

Frontier Heritage Fund
Frontier Trading Company II, LLC	$—	$—	$19,781	$19,781	$—	$—	$46,789	$46,789
Frontier Trading Company XXXVIII, LLC	—	—	1,051	1,051	—	—	(9,998)	(9,998)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(33,189)	14,991	22,315	4,117	$(29,980)	$51,752	$(142,541)	(120,769)
Total	$(33,189)	$14,991	$43,147	$24,949	$(29,980)	$51,752	$(105,750)	$(83,978)

Frontier Long/Short Commodity Fund
Frontier Trading Company XXXVIII, LLC	$—	$—	$1,511	$1,511	$—	$—	$(1,334)	$(1,334)
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	—	—	—	—	(5,111)	10,011	(15,755)	(10,855)
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LLC	(19,658)	84,795	(121,669)	(56,532)	(37,912)	210,831	(102,127)	70,792
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	—	—	(90,105)	(90,105)	—	(2,869)	5,305	2,436
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(15,062)	5,925	10,810	1,673	(30,671)	(59,091)	52,198	(37,564)
Total	$(34,720)	$90,720	$(199,453)	$(143,453)	$(73,694)	$158,882	$(61,713)	$23,475

Frontier Diversified Fund
Frontier Trading Company II, LLC	$—	$—	$34,017	$34,017	$—	$—	$29,203	$29,203
Frontier Trading Company XXXVIII, LLC	—	—	2,127	2,127	—	—	3,026	3,026
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(4,157)	(23,653)	34,404	6,594	(8,281)	(26,711)	65,961	30,969
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	—	—	—	—	(5,529)	14,423	(32,526)	(23,632)
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(9,004)	22,242	(13,179)	59	(11,301)	21,985	865	11,549
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LLC	(39,614)	258,878	(358,841)	(139,577)	(41,460)	371,152	(187,157)	142,535
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(9,027)	10,939	20,972	22,884	(15,109)	(55,000)	140,263	70,154
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	—	—	(2,350)	(2,350)	—	(15)	(93,042)	(93,057)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(20,929)	(92,636)	16,282	(97,283)	(38,315)	(410,394)	402,029	(46,680)
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	(8,047)	17,990	(2,619)	7,324	(25,622)	(105,994)	(426)	(132,042)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(7,511)	(46,302)	6,537	(47,276)	(10,292)	(25,052)	26,393	(8,951)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(20,337)	21,164	31,504	32,331	(58,330)	(244,662)	245,800	(57,192)
Total	$(118,626)	$168,622	$(231,146)	$(181,150)	$(214,239)	$(460,268)	$600,389	$(74,118)

Frontier Masters Fund
Frontier Trading Company II, LLC	$—	$—	$(4,703)	$(4,703)	$—	$—	$36,130	$36,130
Frontier Trading Company XXXVIII, LLC	—	—	3,100	3,100	—	—	(4,657)	(4,657)
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	—	—	—	—	(11,827)	27,230	(47,312)	(31,909)
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LLC	(51,154)	235,343	(326,220)	(142,031)	(62,543)	419,529	(214,880)	142,106
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(32,744)	17,636	26,253	11,145	(55,827)	(139,604)	81,403	(114,028)
Galaxy Plus Fund - TT Feeder Fund (531) LLC	(17,623)	95,172	21,795	99,344	—	—	(128,372)	(128,372)
Total	$(101,521)	$348,151	$(279,775)	$(33,145)	$(130,197)	$307,155	$(277,688)	$(100,730)

	Nine Months Ended September 30, 2018				Nine Months Ended September 2017
			Change in				Change in
	Trading	Realized	Unrealized	Net Income	Trading	Realized	Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)
Frontier Balanced Fund
Frontier Trading Company II, LLC	$—	$—	$114,510	$114,510	$(32,747)	$216,451	$(342,327)	$(158,623)
Frontier Trading Company XXXVIII, LLC	—	—	(8,908)	(8,908)	—	—	(215,180)	(215,180)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(53,188)	(277,921)	103,487	(227,622)	(64,009)	(444,842)	139,701	(369,150)
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(44,264)	(119,199)	(22,162)	(185,625)	(68,404)	189,463	(32,758)	88,301
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LL	(296,953)	894,510	(718,674)	(121,117)	(450,701)	1,744,230	8,954	1,302,483
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(47,185)	(114,597)	51,845	(109,937)	(134,386)	896,859	(27,111)	735,362
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(123)	—	(8,469)	(8,592)	—	(63)	(1,015,265)	(1,015,328)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(111,704)	(813,565)	90,256	(835,013)	(1,105,937)	3,100,899	394,461	2,389,423
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	(73,053)	(34,735)	6,431	(101,357)	(175,559)	207,540	217,419	249,400
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(20,503)	(88,994)	9,703	(99,794)	(20,728)	643,877	(818,574)	(195,425)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(175,522)	(1,567,177)	154,073	(1,588,626)	(217,096)	(862,039)	(70,599)	(1,149,734)
Total	$(822,495)	$(2,121,678)	$(227,908)	$(3,172,081)	$(2,269,567)	$5,692,375	$(1,761,279)	$1,661,529

Frontier Winton Fund
Frontier Trading Company II, LLC	$—	$—	$(183,988)	$(183,988)	$—	$—	$—	$—
Frontier Trading Company XXXVIII, LLC	—	—	88,092	88,092	—	—	(334,372)	(334,372)
Total	$—	$—	$(95,896)	$(95,896)	$—	$—	$(334,372)	$(334,372)

Frontier Frontier Select Fund
Frontier Trading Company XXXIX, LLC	$—	$—	$(38,351)	$(38,351)	$—	$—	$(249,165)	$(249,163)
Frontier Trading Company XXXVIII, LLC	—	—	(15,611)	(15,611)	—	—	(70,090)	(70,092)
Galaxy Plus Fund - TT Feeder Fund (531) LLC	(83,404)	(433,416)	92,847	(423,973)	(26,272)	455,907	(1,076,952)	(647,317)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(112,056)	(80,517)	(182,320)	(374,893)	(35,396)	67,150	(209,529)	(177,775)
Total	$(195,460)	$(513,933)	$(143,435)	$(852,828)	$(61,668)	$523,057	$(1,605,736)	$(966,572)

Frontier Heritage Fund
Frontier Trading Company II, LLC	$—	$—	$26,444	$26,444	$(61,563)	$113,582	$(118,339)	$(66,320)
Frontier Trading Company XXXVIII, LLC	—	—	(3,644)	(3,644)	—	—	(104,610)	(104,610)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(128,567)	(535,418)	67,067	(596,918)	$(29,980)	$51,752	$(142,541)	(120,769)
Total	$(128,567)	$(535,418)	$89,867	$(574,118)	$(91,543)	$165,334	$(365,490)	$(291,699)

Frontier Long/Short Commodity Fund
Frontier Trading Company XXXVIII, LLC	$—	$—	$(301)	$(301)	$—	$—	$48,430	$48,430
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	—	—	—	—	(49,244)	(27,947)	56,870	(20,321)
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LLC	(75,198)	191,295	(164,749)	(48,652)	(219,046)	608,857	93,673	483,484
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(681)	—	(145,612)	(146,293)	(570,790)	(2,869)	5,305	(568,354)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(59,678)	(230,562)	24,115	(266,125)	(61,797)	(61,934)	(105,149)	(228,880)
Total	$(135,557)	$(39,267)	$(286,547)	$(461,371)	$(900,877)	$516,107	$99,129	$(285,641)

Frontier Diversified Fund
Frontier Trading Company II, LLC	$—	$—	$40,239	40,239	(34,961)	156,232	(215,541)	(94,270)
Frontier Trading Company XXXVIII, LLC	—	—	307	307	—	—	(217,505)	(217,505)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(25,766)	(94,474)	36,713	(83,527)	(47,202)	(275,640)	107,879	(214,963)
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	—	—	—	—	(57,740)	(282,402)	368,874	28,732
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(28,732)	(48,799)	(12,067)	(89,598)	(48,192)	115,185	(20,362)	46,631
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LLC	(127,929)	449,134	(404,314)	(83,109)	(372,907)	1,308,793	157,823	1,093,709
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(28,612)	(2,139)	29,425	(1,326)	(86,543)	613,006	(32,023)	494,440
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	—	(62)	1,592	1,530	—	(15)	(379,526)	(379,541)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(62,615)	(428,811)	18,024	(473,402)	(716,264)	2,120,108	(618)	1,403,226
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	(45,287)	(7,954)	2,742	(50,499)	(170,681)	290,815	121,852	241,986
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(23,108)	(89,102)	9,703	(102,507)	(65,209)	1,793,033	(2,309,045)	(581,221)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(92,781)	(751,752)	54,921	(789,612)	(167,731)	(525,880)	(78,889)	(772,500)
Total	$(434,830)	$(973,959)	$(222,715)	$(1,631,504)	$(1,767,430)	$5,313,235	$(2,497,081)	$1,048,724

Frontier Masters Fund
Frontier Trading Company II, LLC	$—	$—	$(99,255)	(99,255)	25,034	91,810	(254,854)	(138,010)
Frontier Trading Company XV, LLC	—	—	—	—	(82,918)	78,115	(115,394)	(120,197)
Frontier Trading Company XXXVIII, LLC	—	—	20,318	20,318	—	—	(108,362)	(108,362)
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	—	(76,396)	68,413	(7,983)	(81,868)	(54,404)	103,126	(33,146)
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LLC	(200,364)	498,398	(429,904)	(131,870)	(287,707)	937,794	43,617	693,704
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(132,925)	(709,314)	39,893	(802,346)	(89,695)	(176,476)	(192,207)	(458,378)
Galaxy Plus Fund - TT Feeder Fund (531) LLC	(64,811)	7,178	(157,460)	(215,093)	—	—	(749,376)	(749,376)
Total	$(398,100)	$(280,134)	$(557,995)	$(1,236,229)	$(517,154)	$876,839	$(1,273,450)	$(913,765)

The Series’ investments in private investment companies have certain redemption and liquidity restrictions which are described in the following table:

	Redemptions	Redemptions	Liquidity
	Notice Period	Permitted	Restrictions
Frontier Diversified Fund
Multi-Strategy
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	24 hours	Daily	None
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None
Option Trading
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	24 hours	Daily	None

Frontier Masters Fund
Trend Following
Galaxy Plus Fund - TT Feeder Fund (531) LLC	24 hours	Weekly	None
Multi-Strategy
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None

Frontier Long/Short Commodity Fund
Multi-Strategy
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	24 hours	Daily	None
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None

Frontier Balanced Fund
Multi-Strategy
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	24 hours	Daily	None
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None
Option Trading
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	24 hours	Daily	None

Frontier Select Fund
Trend Following
Galaxy Plus Fund - TT Feeder Fund (531) LLC	24 hours	Weekly	None

Frontier Heritage Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Weekly	None

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

Expenses

Management Fees—Each Series of Units pays to the Managing Owner a monthly management fee equal to a percentage of the notional assets of such Series allocated to Trading Companies, calculated on a daily basis. The percentage bases of the fees vary and are in line with the amounts being disclosed below. In addition, the Managing Owner receives a monthly management equal to a certain percentage of the assets in the Galaxy Plus entities attributable to such Series’ (including notional assets), calculated on a monthly basis. The management fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. The total amount of assets of a Series allocated to Trading Advisors and/or reference programs, including (i) actual funds deposited in accounts directed by the Trading Advisors or deposited as margin in respect of swaps or other derivative instruments referencing a reference program plus (ii) any notional equity allocated to the Trading Advisors and any reference programs, is referred to herein as the “notional assets” of the Series. The annual rate of the management fee is: 0.5%  for the Frontier Balanced Fund Class 1 and Class 2, 1.0% for the Frontier Balanced Fund Class 1AP, Class 2a and Class 3a, 2.0% for the Frontier Winton Fund, Frontier Long/Short Commodity Fund Class 1a, Class 2a and Class 3a and Frontier Masters Fund, 0.75% for Frontier Diversified Fund, 2.5% for the Frontier Heritage Fund and Frontier Select Fund, and 3.5% for the Frontier Long/Short Commodity Fund Class 2 and Class 3. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) and/or waive (up to the percentage specified) any such management fee to the extent any related management fee is paid by a trading company or estimated management fee is embedded in a swap or other derivative instrument. Any management fee embedded in a swap or other derivative instrument may be greater or less than the management fee that would otherwise be charged to the Series by the Managing Owner. As of the date of this report, for a Series that has invested in a swap, the Managing Owner or Trading Advisor(s) do not receive any management fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. As of September 30, 2018, the management fees embedded based on fair value of swaps in (i) swaps owned by Frontier Diversified Fund was 1.00% per annum, (ii) swaps owned by Frontier Balanced Fund was 1.00% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 1.50% per annum, and (iv) swaps owned by Frontier Heritage Fund was 1.00% per annum, and the Managing Owner has waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. These embedded management fees may be higher or lower in the future.

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

Incentive Fees— Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated in the Trading Companies by such Series, monthly or quarterly. In addition, the Managing Owner receives a quarterly incentive fee of a certain percentage of new net trading profits generated in the Galaxy Plus entities that have been allocated to the Series. The incentive fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. Because the Frontier Balanced Fund, Frontier Diversified Fund, Frontier Masters Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Long/Short Commodity Fund may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Frontier Balanced Fund and the Frontier Diversified Fund and 20% for the Frontier Winton Fund, Frontier Heritage Fund, Frontier Select Fund, Frontier Long/Short Commodity Fund and Frontier Masters Fund. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series. As of the date of this report, for a Series that has invested in a swap, the Managing Owner or Trading Advisor(s) do not receive any incentive fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. As of September 30, 2018, the range of incentive fees as a percentage of net new trading profits on swaps embedded in (i) swaps owned by Frontier Diversified Fund was 20-25% per annum, (ii) swaps owned by Frontier Balanced Fund was 20-25% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 25% per annum, and (iv) swaps owned by Frontier Heritage Fund was 15% per annum, and the Managing Owner has waived the entire incentive fee due to it from those Series in respect of such Series’ investment in swaps. These embedded incentive fees may be higher or lower in the future.

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

The following table summarizes fees earned by the Managing Owner for the three months and nine months ended September 30, 2018 and 2017:

Three Months Ended September 30, 2018

	Incentive Fees (rebate)	Management Fees	Service Fees	Trading Fees
Frontier Diversified Fund	$10,897	$13,113	$14,432	$145,750
Frontier Masters Fund	—	22,605	11,605	95,225
Frontier Long/Short Commodity Fund	—	—	334	19,318
Frontier Balanced Fund	—	26,643	222,302	339,537
Frontier Select Fund	—	—	32,149	27,076
Frontier Winton Fund	—	104,062	76,839	73,379
Frontier Heritage Fund	—	22,635	29,343	33,624

Three Months Ended September 30, 2017

	Incentive Fees (rebate)	Management Fees	Service Fees	Trading Fees
Frontier Diversified Fund	$—	$13,509	$24,584	$221,452
Frontier Masters Fund	—	26,862	19,585	151,229
Frontier Long/Short Commodity Fund	—	—	1,867	40,897
Frontier Balanced Fund	—	25,760	323,572	462,275
Frontier Select Fund	—	—	46,479	39,673
Frontier Winton Fund	—	188,835	99,725	127,661
Frontier Heritage Fund	—	43,021	40,954	36,907

Nine Months Ended September 30, 2018

	Incentive Fees (rebate)	Management Fees	Service Fees	Trading Fees
Frontier Diversified Fund	$12,778	$37,905	$45,236	$454,513
Frontier Masters Fund	—	83,816	39,503	335,271
Frontier Long/Short Commodity Fund	—	—	1,398	65,530
Frontier Balanced Fund	145,134	69,545	723,093	1,068,482
Frontier Select Fund	—	—	105,111	92,779
Frontier Winton Fund	—	366,404	252,006	236,657
Frontier Heritage Fund	1,394	92,509	97,753	112,771

Nine Months Ended September 30, 2017

	Incentive Fees (rebate)	Management Fees	Service Fees	Trading Fees
Frontier Diversified Fund	$(63,508)	$69,251	$110,769	$1,154,233
Frontier Masters Fund	—	150,767	72,519	527,813
Frontier Long/Short Commodity Fund	(87,670)	—	12,838	183,990
Frontier Balanced Fund	—	102,297	1,106,847	1,625,446
Frontier Select Fund	—	102,047	176,247	137,940
Frontier Winton Fund	(49,790)	677,921	368,816	431,025

The following table summarizes fees payable to the Managing Owner as of September 30, 2018 and December 31, 2017.

As of September 30, 2018

	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees
Frontier Diversified Fund	$10,897	$8,244	$—	$4,552	$47,283
Frontier Masters Fund	—	7,494	—	2,625	32,173
Frontier Long/Short Commodity Fund	—	—	44	66	6,259
Frontier Balanced Fund	—	23,019	3,591	61,951	108,152
Frontier Select Fund	—	—	765	7,750	8,530
Frontier Winton Fund	—	34,474	15,770	20,813	23,696
Frontier Heritage Fund	—	6,370	1,918	10,001	11,980

As of December 31, 2017

	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees
Frontier Diversified Fund	$12,847	$4,049	$—	$3,614	$61,188
Frontier Masters Fund	—	8,949	—	3,570	49,131
Frontier Long/Short Commodity Fund	—	—	103	172	9,125
Frontier Balanced Fund	40,189	11,465	2,528	88,149	140,868
Frontier Select Fund	—	—	1,358	14,743	14,898
Frontier Winton Fund	—	53,039	20,992	26,714	43,573
Frontier Heritage Fund	—	13,471	2,608	11,483	15,703

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

The following table outlines the interest paid by each Series to the Managing Owner and its ratio to average net assets for the three and nine months ended September 30, 2018 and 2017:

Three Months Ended

	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

	Gross Amount Paid to	Gross Amount Paid to	Ratio to Average Net	Ratio to Average
	the Managing Owner	the Managing Owner	Assets	Net Assets
Frontier Diversified Class 1	$—	$—	0.00%	0.00%
Frontier Diversified Class 2	—	—	0.00%	0.00%
Frontier Diversified Class 3	—	—	0.00%	0.00%
Frontier Masters Class 1	—	(314)	0.00%	-0.01%
Frontier Masters Class 2	—	(333)	0.00%	-0.01%
Frontier Masters Class 3	—	(543)	0.00%	-0.01%
Frontier Long/Short Class 2	4	35	0.00%	0.01%
Frontier Long/Short Class 3	55	289	0.00%	0.01%
Frontier Long/Short Class 1a	—	—	0.00%	0.00%
Frontier Long/Short Class 2a	—	—	0.00%	0.00%
Frontier Long/Short Class 3a	—	—	0.00%	0.00%
Frontier Balanced Fund Class 1	4,688	9,154	0.01%	0.02%
Frontier Balanced Fund Class 1AP	85	123	0.02%	0.02%
Frontier Balanced Fund Class 2	848	2,046	0.01%	0.02%
Frontier Balanced Fund Class 2A	12	(77)	0.00%	-0.01%
Frontier Balanced Fund Class 3A	31	(136)	0.00%	-0.01%
Frontier Select Fund Class 1	228	4,708	0.00%	0.08%
Frontier Select Fund Class 1AP	1	17	0.01%	0.08%
Frontier Select Fund Class 2	20	686	0.00%	0.08%
Frontier Winton Class 1	5,024	28,693	0.04%	0.22%
Frontier Winton Class 1AP	18	74	0.05%	0.22%
Frontier Winton Class 2	310	23,095	0.03%	0.22%
Frontier Heritage Fund Class 1	412	7,622	0.01%	0.14%
Frontier Heritage Fund Class 1AP	—	8	0.00%	0.15%
Frontier Heritage Fund Class 2	68	1,297	0.01%	0.14%
Total	$11,804	$76,444

Nine Months Ended

	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

	Gross Amount Paid to	Gross Amount Paid to	Ratio to Average Net	Ratio to Average Net
	the Managing Owner	the Managing Owner	Assets	Assets
Frontier Diversified Class 1	$—	$(3,860)	0.00%	-0.10%
Frontier Diversified Class 2	—	(19,555)	0.00%	-0.07%
Frontier Diversified Class 3	—	(7,071)	0.00%	-0.06%
Frontier Masters Class 1	—	(4,988)	0.00%	-0.12%
Frontier Masters Class 2	—	(5,113)	0.00%	-0.11%
Frontier Masters Class 3	—	(5,881)	0.00%	-0.09%
Frontier Long/Short Class 2	41	167	0.02%	0.03%
Frontier Long/Short Class 3	543	1,566	0.02%	0.04%
Frontier Long/Short Class 1a	—	533	0.00%	0.07%
Frontier Long/Short Class 2a	—	233	0.00%	0.03%
Frontier Long/Short Class 3a	—	189	0.00%	0.01%
Frontier Balanced Fund Class 1	19,340	199,538	0.06%	0.40%
Frontier Balanced Fund Class 1AP	341	2,539	0.06%	0.41%
Frontier Balanced Fund Class 2	3,504	54,615	0.06%	0.31%
Frontier Balanced Fund Class 2A	51	494	0.01%	0.09%
Frontier Balanced Fund Class 3A	139	1,316	0.01%	0.08%
Frontier Select Fund Class 1	6,063	28,362	0.13%	0.36%
Frontier Select Fund Class 1AP	26	84	0.13%	0.35%
Frontier Select Fund Class 2	744	4,295	0.13%	0.36%
Frontier Winton Class 1	67,727	40,855	0.60%	0.25%
Frontier Winton Class 1AP	212	50	0.59%	0.14%
Frontier Winton Class 2	7,338	17,017	0.65%	0.15%
Frontier Heritage Fund Class 1	5,794	33,744	0.13%	0.53%
Frontier Heritage Fund Class 1AP	5	29	0.14%	0.52%
Frontier Heritage Fund Class 2	904	10,039	0.13%	0.56%
Total	$112,772	$349,196

7. Financial Highlights

The following information presents the financial highlights of the Trust, with respect to the Series, for the three and nine months ended September 30, 2018 and 2017.

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 1a	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, June 30, 2018	$108.30	$126.87	$118.09	$99.33	$116.38	$108.77	$70.78	$106.52	$82.13	$111.75	$86.11
Net operating results:
Interest income	0.06	0.07	0.06	0.07	0.08	0.07	0.07	0.11	0.08	0.11	0.08
Expenses	(1.83)	(1.19)	(1.11)	(2.16)	(1.91)	(1.79)	(1.15)	(0.64)	(0.48)	(0.67)	(0.50)
Net gain/(loss) on investments, net of non-controlling interests	(2.07)	(2.83)	(2.57)	(0.02)	(0.15)	(0.06)	(3.50)	(2.44)	(4.58)	(2.57)	(4.75)
Net income/(loss)	(3.84)	(3.96)	(3.62)	(2.13)	(1.99)	(1.78)	(4.59)	(2.98)	(4.98)	(3.13)	(5.17)
Net asset value, September 30, 2018	$104.46	$122.91	$114.47	$97.20	$114.39	$106.99	$66.19	$103.54	$77.15	$108.62	$80.94

Ratios to average net assets
Net investment income/(loss)	-6.52%	-3.45%	-3.45%	-8.57%	-6.38%	-6.38%	-6.44%	-2.04%	-2.04%	-2.04%	-2.04%
Expenses before incentive fees (3)(4)	6.67%	3.60%	3.60%	8.83%	6.65%	6.65%	6.84%	2.45%	2.45%	2.45%	2.45%
Expenses after incentive fees (3)(4)	6.73%	3.66%	3.66%	8.83%	6.65%	6.65%	6.84%	2.45%	2.45%	2.45%	2.45%
Total return before incentive fees (2)	-3.48%	-3.06%	-3.00%	-2.14%	-1.71%	-1.64%	-6.48%	-2.80%	-6.06%	-2.80%	-6.00%
Total return after incentive fees (2)	-3.55%	-3.12%	-3.07%	-2.14%	-1.71%	-1.64%	-6.48%	-2.80%	-6.06%	-2.80%	-6.00%

	Frontier Balanced Fund						Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a		Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2018	$125.21	$140.68	$189.72	$164.33	$163.77		$74.75	$84.07	$111.56
Net operating results:
Interest income	0.02	0.03	0.03	0.03	0.03		0.00	0.00	0.00
Expenses	(2.14)	(1.38)	(1.86)	(1.61)	(1.60)		(1.01)	(0.50)	(0.67)
Net gain/(loss) on investments, net of non-controlling interests	(3.30)	(3.70)	(5.00)	(4.26)	(4.26)		1.67	1.88	2.51
Net income/(loss)	(5.40)	(5.05)	(6.82)	(5.85)	(5.83)		0.66	1.38	1.84
Net asset value, September 30, 2018	$119.81	$135.63	$182.90	$158.48	$157.94		$75.41	$85.45	$113.40

Ratios to average net assets
Net investment income/(loss)	-6.89%	-3.89%	-3.89%	-3.89%	-3.89%		-5.36%	-2.36%	-2.36%
Expenses before incentive fees (3)(4)	7.01%	4.01%	4.01%	4.01%	4.01%		5.36%	2.36%	2.36%
Expenses after incentive fees (3)(4)	7.01%	4.01%	4.01%	4.01%	4.01%		5.36%	2.36%	2.36%
Total return before incentive fees (2)	-4.31%	-3.59%	-3.59%	-3.56%	-3.56%		0.88%	1.64%	1.65%
Total return after incentive fees (2)	-4.31%	-3.59%	-3.59%	-3.56%	-3.56%		0.88%	1.64%	1.65%

	Frontier Winton Fund			Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2018	$148.66	$167.19	$203.47	$102.68	$115.46	$154.54
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(3.55)	(2.74)	(3.63)	(2.04)	(1.43)	(1.91)
Net gain/(loss) on investments, net of non-controlling interests	0.91	1.06	6.36	0.46	0.55	0.68
Net income/(loss)	(2.64)	(1.68)	2.73	(1.58)	(0.88)	(1.23)
Net asset value, September 30, 2018	$146.02	$165.51	$206.20	$101.10	$114.58	$153.31

Ratios to average net assets
Net investment income/(loss)	-9.49%	-6.49%	-6.49%	-7.93%	-4.93%	-4.93%
Expenses before incentive fees (3)(4)	9.49%	6.49%	6.49%	7.93%	4.93%	4.93%
Expenses after incentive fees (3)(4)	9.49%	6.49%	6.49%	7.93%	4.93%	4.93%
Total return before incentive fees (2)	-1.78%	-1.00%	1.34%	-1.54%	-0.76%	-0.80%
Total return after incentive fees (2)	-1.78%	-1.00%	1.34%	-1.54%	-0.76%	-0.80%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.
(4)	Expense ratios do not include mangement and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees are included in the total return.

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 1a	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2017	$116.41	$135.19	$125.68	$114.74	$133.27	$124.40	$81.35	$115.81	$93.59	$121.50	$97.99
Net operating results:
Interest income	0.16	0.19	0.17	0.25	0.30	0.28	0.23	0.33	0.26	0.34	0.27
Expenses	(3.19)	(3.72)	(3.47)	(5.44)	(6.43)	(5.97)	(1.43)	(2.06)	(1.62)	(2.15)	(1.70)
Net gain/(loss) on investments, net of non-controlling interests	(8.91)	(8.74)	(7.92)	(12.35)	(12.75)	(11.72)	(13.96)	(10.54)	(15.08)	(11.08)	(15.62)
Net income/(loss)	(11.95)	(12.28)	(11.21)	(17.54)	(18.88)	(17.41)	(15.16)	(12.27)	(16.44)	(12.88)	(17.05)
Net asset value, September 30, 2018	$104.46	$122.91	$114.47	$97.20	$114.39	$106.99	$66.19	$103.54	$77.15	$108.62	$80.94

Ratios to average net assets
Net investment income/(loss)	-3.73%	-3.73%	-3.73%	-6.92%	-6.92%	-6.92%	-2.08%	-2.08%	-2.08%	-2.08%	-2.08%
Expenses before incentive fees (3)(4)	3.86%	3.86%	3.86%	7.26%	7.26%	7.26%	2.47%	2.47%	2.47%	2.47%	2.47%
Expenses after incentive fees (3)(4)	3.93%	3.93%	3.93%	7.26%	7.26%	7.26%	2.47%	2.47%	2.47%	2.47%	2.47%
Total return before incentive fees (2)	-10.20%	-9.01%	-8.85%	-15.29%	-14.17%	-14.00%	-18.64%	-10.59%	-17.57%	-10.60%	-17.40%
Total return after incentive fees (2)	-10.27%	-9.08%	-8.92%	-15.29%	-14.17%	-14.00%	-18.64%	-10.59%	-17.57%	-10.60%	-17.40%

	Frontier Balanced Fund						Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a		Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2017	$135.96	$150.56	$202.90	$175.77	$175.18		$90.27	$100.02	$132.73
Net operating results:
Interest income	0.10	0.11	0.15	0.13	0.13		0.00	0.00	0.00
Expenses	(6.82)	(4.49)	(6.06)	(5.26)	(5.24)		(3.15)	(1.56)	(2.10)
Net gain/(loss) on investments, net of non-controlling interests	(9.44)	(10.55)	(14.09)	(12.16)	(12.13)		(11.71)	(13.01)	(17.22)
Net income/(loss)	(16.15)	(14.93)	(20.00)	(17.29)	(17.24)		(14.86)	(14.57)	(19.32)
Net asset value, September 30, 2018	$119.81	$135.63	$182.90	$158.48	$157.94		$75.41	$85.45	$113.41

Ratios to average net assets
Net investment income/(loss)	-7.05%	-4.05%	-4.05%	-4.05%	-4.05%		-5.37%	-2.37%	-2.37%
Expenses before incentive fees (3)(4)	6.81%	3.81%	3.81%	3.81%	3.81%		5.37%	2.37%	2.37%
Expenses after incentive fees (3)(4)	7.17%	4.17%	4.17%	4.17%	4.17%		5.37%	2.37%	2.37%
Total return before incentive fees (2)	-11.52%	-9.55%	-9.50%	-9.48%	-9.48%		-16.46%	-14.57%	-14.56%
Total return after incentive fees (2)	-11.88%	-9.92%	-9.86%	-9.84%	-9.84%		-16.46%	-14.57%	-14.56%

	Frontier Winton Fund			Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2017	$159.08	$176.44	$216.50	$121.19	$134.28	$179.70
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(10.70)	(8.20)	(10.43)	(6.79)	(5.00)	(6.56)
Net gain/(loss) on investments, net of non-controlling interests	(2.36)	(2.73)	0.13	(13.31)	(14.70)	(19.83)
Net income/(loss)	(13.06)	(10.93)	(10.30)	(20.10)	(19.70)	(26.39)
Net asset value, September 30, 2018	$146.02	$165.51	$206.20	$101.09	$114.58	$153.31

Ratios to average net assets
Net investment income/(loss)	-9.52%	-6.52%	-6.52%	-8.46%	-5.47%	-5.47%
Expenses before incentive fees (3)(4)	9.52%	6.52%	6.52%	8.44%	5.44%	5.44%
Expenses after incentive fees (3)(4)	9.52%	6.52%	6.52%	8.46%	5.47%	5.47%
Total return before incentive fees (2)	-8.21%	-6.19%	-4.76%	-16.56%	-14.64%	-14.66%
Total return after incentive fees (2)	-8.21%	-6.19%	-4.76%	-16.59%	-14.67%	-14.69%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.
(4)	Expense ratios do not include mangement and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees are included in the total return.

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 1a	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, June 30, 2017	$111.73	$128.62	$119.42	$102.39	$117.90	$109.90	$83.63	$116.35	$95.39	$122.06	$99.76
Net operating results:
Interest income	0.01	0.01	0.01	0.11	0.12	0.11	0.00	0.00	0.00	0.00	0.00
Expenses	(1.86)	(1.22)	(1.13)	(2.03)	(1.65)	(1.54)	(1.16)	(0.87)	(0.72)	(0.91)	(0.75)
Net gain/(loss) on investments, net of non-controlling interests	0.22	(0.11)	(0.03)	(1.06)	(1.42)	(1.24)	0.79	0.84	0.69	0.89	0.78
Net income/(loss)	(1.63)	(1.32)	(1.15)	(2.98)	(2.95)	(2.67)	(0.37)	(0.03)	(0.03)	(0.02)	0.03
Net asset value, September 30, 2017	$110.10	$127.30	$118.27	$99.41	$114.95	$107.23	$83.26	$116.32	$95.36	$122.04	$99.79

Ratios to average net assets (3)
Net investment income/(loss)	-6.50%	-3.69%	-3.69%	-7.26%	-4.99%	-4.99%	-5.31%	-2.87%	-2.87%	-2.87%	-2.87%
Expenses before incentive fees (rebate) (4)(5)	6.52%	3.72%	3.72%	7.66%	5.39%	5.39%	5.31%	2.87%	2.87%	2.87%	2.87%
Expenses after incentive fees (rebate) (4)(5)	6.52%	3.72%	3.72%	7.66%	5.39%	5.39%	5.31%	2.87%	2.87%	2.87%	2.87%
Total return before incentive fees (rebate) (2)	-1.46%	-1.03%	-0.96%	-2.91%	-2.50%	-2.43%	-0.44%	-0.03%	-0.03%	-0.02%	0.03%
Total return after incentive fees (rebate) (2)	-1.46%	-1.03%	-0.96%	-2.91%	-2.50%	-2.43%	-0.44%	-0.03%	-0.03%	-0.02%	0.03%

	Frontier Balanced Fund						Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a		Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2017	$129.84	$141.71	$190.62	$165.77	$165.22		$78.79	$85.90	$114.11
Net operating results:
Interest income	0.02	0.02	0.03	0.03	0.03		0.00	0.00	0.00
Expenses	(2.20)	(1.32)	(1.77)	(1.54)	(1.54)		(1.07)	(0.50)	(0.66)
Net gain/(loss) on investments, net of non-controlling interests	0.54	0.57	0.76	0.72	0.71		(3.26)	(3.52)	(4.79)
Net income/(loss)	(1.64)	(0.73)	(0.98)	(0.79)	(0.80)		(4.33)	(4.02)	(5.45)
Net asset value, September 30, 2017	$128.20	$140.98	$189.64	$164.98	$164.42		$74.46	$81.88	$108.66

Ratios to average net assets (3)
Net investment income/(loss)	-6.57%	-3.57%	-3.57%	-3.57%	-3.57%		-5.24%	-2.24%	-2.24%
Expenses before incentive fees (rebate) (4)(5)	6.63%	3.63%	3.63%	3.63%	3.63%		5.24%	2.24%	2.24%
Expenses after incentive fees (rebate) (4)(5)	6.63%	3.63%	3.63%	3.63%	3.63%		5.24%	2.24%	2.24%
Total return before incentive fees (rebate) (2)	-1.26%	-0.52%	-0.51%	-0.48%	-0.48%		-5.50%	-4.68%	-4.78%
Total return after incentive fees (rebate) (2)	-1.26%	-0.52%	-0.51%	-0.48%	-0.48%		-5.50%	-4.68%	-4.78%

	Frontier Winton Fund			Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2017	$144.09	$157.26	$199.66	$108.98	$118.94	$159.18
Net operating results:
Interest income	0.12	0.13	0.17	0.00	0.00	0.00
Expenses	(3.18)	(2.28)	(2.90)	(2.23)	(1.53)	(2.05)
Net gain/(loss) on investments, net of non-controlling interests	1.27	1.39	1.77	(0.76)	(0.86)	(1.16)
Net income/(loss)	(1.79)	(0.76)	(0.96)	(2.99)	(2.39)	(3.21)
Net asset value, September 30, 2017	$142.30	$156.50	$198.70	$105.99	$116.55	$155.97

Ratios to average net assets (3)
Net investment income/(loss)	-8.38%	-5.38%	-5.38%	-8.02%	-5.02%	-5.02%
Expenses before incentive fees (rebate) (4)(5)	8.71%	5.71%	5.71%	8.02%	5.02%	5.02%
Expenses after incentive fees (rebate) (4)(5)	8.71%	5.71%	5.71%	8.02%	5.02%	5.02%
Total return before incentive fees (rebate) (2)	-1.24%	-0.48%	-0.48%	-2.74%	-2.01%	-2.02%
Total return after incentive fees (rebate) (2)	-1.24%	-0.48%	-0.48%	-2.74%	-2.01%	-2.02%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees.
(4)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, refer to Note 6 of the Financial Statements.
(5)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees are included in the total return.

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 1a	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2016	$116.43	$132.94	$123.27	$112.80	$128.78	$119.89	$92.78	$129.56	$105.67	$130.80	$107.50
Net operating results:
Interest income	0.27	0.30	0.28	0.53	0.61	0.56	0.01	0.00	0.00	0.00	0.00
Expenses	(6.36)	(3.56)	(3.28)	(6.82)	(5.69)	(5.27)	(3.15)	(2.19)	(1.79)	(2.22)	(1.82)
Net gain/(loss) on investments, net of non-controlling interests	(0.24)	(2.38)	(2.00)	(7.10)	(8.75)	(7.95)	(6.38)	(11.05)	(8.52)	(6.54)	(5.89)
Net income/(loss)	(6.33)	(5.64)	(5.00)	(13.39)	(13.83)	(12.66)	(9.52)	(13.24)	(10.31)	(8.76)	(7.71)
Net asset value, September 30, 2017	$110.10	$127.30	$118.27	$99.41	$114.95	$107.23	$83.26	$116.32	$95.36	$122.04	$99.79

Ratios to average net assets (3)
Net investment income/(loss)	-7.02%	-3.26%	-3.26%	-7.59%	-5.33%	-5.33%	-4.92%	-2.70%	-2.70%	-2.70%	-2.70%
Expenses before incentive fees (rebate) (4)(5)	7.46%	3.70%	3.70%	8.23%	5.97%	5.97%	6.17%	3.95%	3.95%	3.95%	3.95%
Expenses after incentive fees (rebate) (4)(5)	7.32%	3.56%	3.56%	8.23%	5.97%	5.97%	4.92%	2.70%	2.70%	2.70%	2.70%
Total return before incentive fees (rebate) (2)	-5.58%	-4.39%	-4.20%	-11.87%	-10.74%	-10.56%	-11.52%	-11.47%	-11.01%	-7.95%	-8.43%
Total return after incentive fees (rebate) (2)	-5.44%	-4.24%	-4.06%	-11.87%	-10.74%	-10.56%	-10.26%	-10.22%	-9.76%	-6.70%	-7.17%

	Frontier Balanced Fund						Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a		Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2016	$134.80	$144.97	$194.99	$169.05	$168.49		$94.06	$101.16	$134.25
Net operating results:
Interest income	0.02	0.02	0.03	0.02	0.02		0.00	0.00	0.00
Expenses	(6.75)	(4.06)	(5.49)	(4.75)	(4.73)		(4.24)	(2.49)	(3.32)
Net gain/(loss) on investments, net of non-controlling interests	0.13	0.05	0.11	0.66	0.64		(15.36)	(16.79)	(22.27)
Net income/(loss)	(6.60)	(3.99)	(5.35)	(4.07)	(4.07)		(19.60)	(19.28)	(25.59)
Net asset value, September 30, 2017	$128.20	$140.98	$189.64	$164.98	$164.42		$74.46	$81.88	$108.66

Ratios to average net assets (3)
Net investment income/(loss)	-6.66%	-3.68%	-3.68%	-3.68%	-3.68%		-6.51%	-3.54%	-3.54%
Expenses before incentive fees (rebate) (4)(5)	6.68%	3.70%	3.70%	3.70%	3.70%		6.51%	3.54%	3.54%
Expenses after incentive fees (rebate) (4)(5)	6.68%	3.70%	3.70%	3.70%	3.70%		6.51%	3.54%	3.54%
Total return before incentive fees (rebate) (2)	-4.90%	-2.75%	-2.74%	-2.41%	-2.42%		-20.84%	-19.06%	-19.06%
Total return after incentive fees (rebate) (2)	-4.90%	-2.75%	-2.74%	-2.41%	-2.42%		-20.84%	-19.06%	-19.06%

	Frontier Winton Fund			Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2016	$154.51	$166.17	$210.98	$119.58	$128.60	$172.10
Net operating results:
Interest income	0.11	0.12	0.15	0.00	0.00	0.00
Expenses	(9.63)	(6.83)	(8.66)	(6.81)	(4.62)	(6.24)
Net gain/(loss) on investments, net of non-controlling interests	(2.69)	(2.96)	(3.77)	(6.78)	(7.43)	(9.89)
Net income/(loss)	(12.21)	(9.67)	(12.28)	(13.59)	(12.05)	(16.13)
Net asset value, September 30, 2017	$142.30	$156.50	$198.70	$105.99	$116.55	$155.97

Ratios to average net assets (3)
Net investment income/(loss)	-8.55%	-5.58%	-5.58%	-7.98%	-5.01%	-5.01%
Expenses before incentive fees (rebate) (4)(5)	8.83%	5.85%	5.85%	8.04%	5.06%	5.06%
Expenses after incentive fees (rebate) (4)(5)	8.65%	5.67%	5.67%	7.98%	5.01%	5.01%
Total return before incentive fees (rebate) (2)	-8.08%	-6.00%	-6.00%	-11.42%	-9.43%	-9.43%
Total return after incentive fees (rebate) (2)	-7.90%	-5.82%	-5.82%	-11.36%	-9.37%	-9.37%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees.
(4)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, refer to Note 6 of the Financial Statements.
(5)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees are included in the total return.

8. Derivative Instruments and Hedging Activities

The Series’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign Currencies), options contracts and other derivative instruments (including swap contracts). The Series do not enter into or hold positions for hedging purposes as defined under ASC 815, Derivatives and Hedging (“ASC 815”). The detail of the fair value of the Series’ derivatives by instrument types as of September 30, 2018 and December 31, 2017 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to each Series’ position in swap contracts.

The following tables summarize the monthly averages of forwards, options and futures contracts bought and sold for each respective Series of the Trust:

For the Three Months Ended September 30, 2018

Monthly average contracts
	Bought	Sold

Frontier Balanced Fund	231	231

For the Three Months Ended September 30, 2017

Monthly average contracts
	Bought	Sold

Frontier Balanced Fund	567	459
Frontier Winton Fund	1,849	1,477

For the Nine Months Ended September 30, 2018

Monthly average contracts
	Bought	Sold

Frontier Balanced Fund	1,753	1,749

For the Nine Months Ended September 30, 2017

Monthly average contracts
	Bought	Sold

Frontier Balanced Fund	1,195	1,121
Frontier Select Fund	4,690	4,675
Frontier Winton Fund	2,168	1,978

The following tables summarize the trading revenues for the three and nine months ended September 30, 2018 and 2017 by sector:

Realized Trading Revenue from Futures, Forwards and Options
for the Three Months Ended September 30, 2018

Frontier Balanced
Type of contract	Fund

Metals	$122,534
Currencies	8,349
Energies	(18,352)
Agriculturals	(26,065)
Interest rates	(64,465)
Stock indices	(8,877)
Realized trading income/(loss)(1)	$13,124

Realized Trading Revenue from Futures, Forwards and Options
for the Three Months Ended September 30, 2017

	Frontier Balanced	Frontier Winton
Type of contract	Fund	Fund

Metals	$(35,090)	$(380,449)
Currencies	418,961	274,057
Energies	(37,022)	(434,257)
Agriculturals	(255,648)	(307,146)
Interest rates	26,520	(125,819)
Stock indices	(35,713)	697,405
Realized trading income/(loss)(1)	$82,008	$(276,209)

(1)	Amounts recorded in the Statements of Operations under Net realized gain/(loss) on futures, forwards, and options

Unrealized Trading Revenue from Futures, Forwards and Options for the Three Months Ended September 30, 2018

Frontier Balanced
Type of contract	Fund

Metals	$(10,838)
Currencies	(83,636)
Energies	6,294
Agriculturals	38,061
Interest rates	(24,837)
Stock indices	11,426
Change in unrealized trading income/(loss)(1)	$(63,530)

Unrealized Trading Revenue from Futures, Forwards and Options for the Three Months Ended September 30, 2017

	Frontier Balanced	Frontier Winton
Type of contract	Fund	Fund

Metals	$41,418	$(5,368)
Currencies	(257,141)	(221,054)
Energies	8,412	204,615
Agriculturals	59,883	204,560
Interest rates	31,989	(179,186)
Stock indices	31,400	771,765
Change in unrealized trading income/(loss)(1)	$(84,039)	$775,332

(1)	Amounts recorded in the Statements of Operations under Net change in open trade equity/(deficit)

Realized Trading Revenue from Futures, Forwards and Options
for the Nine Months Ended September 30, 2018

Frontier Balanced
Type of contract	Fund

Metals	$16,990
Currencies	(190,681)
Energies	42,905
Agriculturals	24,718
Interest rates	(161,677)
Stock indices	(2,467)
Realized trading income/(loss)(1)	$(270,212)

Realized Trading Revenue from Futures, Forwards and Options
for the Nine Months Ended September 30, 2017

	Frontier Balanced	Frontier Select	Frontier Winton
Type of contract	Fund	Fund	Fund

Metals	$(112,630)	$(145,043)	$(1,442,763)
Currencies	238,745	(126,402)	(1,244,155)
Energies	(868)	(516,253)	(1,721,544)
Agriculturals	(509,639)	27,824	399,406
Interest rates	(425,751)	(768,438)	(1,296,976)
Stock indices	240,982	832,876	6,359,249
Realized trading income/(loss)(1)	$(569,161)	$(695,436)	$1,053,217

(1)	Amounts recorded in the Statements of Operations under Net realized gain/(loss) on futures, forwards, and options

Unrealized Trading Revenue from Futures, Forwards and Options for the Nine Months Ended September 30, 2018

Frontier Balanced
Type of contract	Fund

Metals	$12,286
Currencies	(185,045)
Energies	(45,174)
Agriculturals	(5,025)
Interest rates	87,216
Stock indices	(5,450)
Change in unrealized trading income/(loss)(1)	$(141,192)

Unrealized Trading Revenue from Futures, Forwards and Options for the Nine Months Ended September 30, 2017

	Frontier Balanced	Frontier Select	Frontier Winton
Type of contract	Fund	Fund	Fund

Metals	$(110,251)	$(51,351)	$10,108
Currencies	(258,229)	(370,286)	(843,998)
Energies	11,735	(146,125)	28,571
Agriculturals	(96,789)	108,409	(92,870)
Interest rates	38,801	(296,328)	(827,879)
Stock indices	11,496	609,833	95,619
Change in unrealized trading income/(loss)(1)	$(403,237)	$(145,848)	$(1,630,449)

(1)	Amounts recorded in the Statements of Operations under Net change in open trade equity/(deficit)

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

The following tables present gross and net information about the Series’ assets and liabilities subject to master netting arrangements as disclosed on the statements of financial condition as of September 30, 2018 and December 31, 2017.

As of September 30, 2018

			Net Amounts
		Gross Amounts	Presented in the
	Gross Amounts of	offset in the	Statements of
	recognized	Statements of	Financial
	Derivative Assets	Financial	Condition

Frontier Balanced Fund
Open Trade Equity/(Deficit)	$580,714	$(604,158)	$(23,444)
Swap Contracts	9,850,185	—	9,850,185

Frontier Diversified Fund
Swap Contracts	$5,575,997	$—	$5,575,997

Frontier Long/Short Commodity Fund
Swap Contracts	$471,942	$—	$471,942

Frontier Heritage Fund
Swap Contracts	$3,010,288	$—	$3,010,288

As of December 31, 2017

			Net Amounts
		Gross Amounts	Presented in the
	Gross Amounts	offset in the	Statements of
	of recognized	Statements of	Financial
	Derivative Assets	Financial Condition	Condition

Frontier Balanced Fund
Open Trade Equity/(Deficit)	$343,222	$(164,670)	$178,552
Swap Contracts	11,340,959	—	11,340,959

Frontier Diversified Fund
Swap Contracts	$6,376,472	$—	$6,376,472

Frontier Long/Short Commodity Fund
Swap Contracts	$397,039	$—	$397,039

Frontier Heritage Fund
Swap Contracts	$3,094,367	$—	$3,094,367

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

11. Subsequent Events

From October 1, 2018 through November 19, 2018, Frontier Balanced Fund, Frontier Diversified Fund, Frontier Heritage Fund, Frontier Long/Short Commodity Fund, Frontier Masters Fund, Frontier Select Fund, and Frontier Winton Fund paid $1,602,003, $234,295, $181,043, $211,739, $435,911 $192,279 and $215,916, respectively, in redemptions.

Frontier Funds
Consolidated Statements of Financial Condition
September 30, 2018 (unaudited) and December 31, 2017

	9/30/18	12/31/17

ASSETS

Cash and cash equivalents	$665,406	$2,695,377
U.S. Treasury securities, at fair value	9,591,613	10,887,786
Receivable from futures commission merchants	10,714,941	20,584,602
Open trade equity, at fair value	346,726	1,568,414
Incentive fee receivable	57,082	57,082
Swap contracts, at fair value	18,908,412	21,208,838
Investments in private investment companies, at fair value	50,998,548	66,933,235
Interest receivable	71,656	214,730
Due from Managing Owner	—	31,887
Receivables from related party	—	58,146
Other assets	93,479	—

Total Assets	$91,447,863	$124,240,097

LIABILITIES & CAPITAL

LIABILITIES
Owner redemptions payable	$321,128	$76,773
Incentive fees payable to Managing Owner	10,897	53,036
Management fees payable to Managing Owner	79,601	90,972
Interest payable to Managing Owner	22,088	26,007
Trading fees payable to Managing Owner	456,734	334,485
Service fees payable to Managing Owner	238,073	148,445
Risk analysis fees payable	28,610	25,576
Advance on unrealized Swap Appreciation	9,441,555	9,441,555
Other liabilities	—	278,983

Total Liabilities	10,598,686	10,475,832

OWNERS CAPITAL
Managing Owner Units	880,124	1,159,984
Limited Owner Units	79,969,053	112,604,281

Total Owners Capital	80,849,177	113,764,265

Total Liabilities and Owners Capital	$91,447,863	$124,240,097

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds
Consolidated Condensed Schedule of Investments
September 30, 2018 (unaudited)

Fair	% of Total Capital
Description	Value	(Net Asset Value)
LONG FUTURES CONTRACTS *
Various agriculture futures contracts (Canada)	$(173)	0.00%
Various agriculture futures contracts (Europe)	(2,265)	0.00%
Various agriculture futures contracts (U.S.)	2,310	0.00%
Various base metals futures contracts (U.S.)	(85,792)	-0.11%
Various currency futures contracts (Europe)	5,110	0.01%
Various currency futures contracts (Latin America)	35,880	0.04%
Various energy futures contracts (U.S.)	149,308	0.18%
Various interest rates futures contracts (Canada)	(3,340)	0.00%
Various interest rates futures contracts (Europe)	(98,875)	-0.12%
Various interest rates futures contracts (Far East)	(3,610)	0.00%
Various interest rates futures contracts (Oceanic)	(11,160)	-0.01%
Various interest rates futures contracts (U.S.)	(90,328)	-0.11%
Various precious metal futures contracts (U.S.)	4,870	0.01%
Various soft futures contracts (U.S.)	(51,765)	-0.06%
Various stock index futures contracts (Europe)	18,675	0.02%
Various stock index futures contracts (Far East)	37,635	0.05%
Various stock index futures contracts (Oceanic)	4,107	0.01%
Various stock index futures contracts (U.S.)	31,544	0.04%
Total Long Futures Contracts	$(57,869)	-0.05%
SHORT FUTURES CONTRACTS *
Various agriculture futures contracts (Canada)	$84,444	0.10%
Various agriculture futures contracts (U.S.)	(38,870)	-0.05%
Various base metals futures contracts (U.S.)	(13,753)	-0.02%
Various currency futures contracts (Europe)	19,481	0.02%
Various currency futures contracts (Far East)	191,075	0.24%
Various currency futures contracts (Oceanic)	(34,915)	-0.04%
Various energy futures contracts (U.S.)	(37,980)	-0.05%
Various interest rates futures contracts (Canada)	7,731	0.01%
Various interest rates futures contracts (Europe)	25,411	0.03%
Various interest rates futures contracts (Far East)	1,761	0.00%
Various interest rates futures contracts (U.S.)	64,383	0.08%
Various precious metal futures contracts (U.S.)	162,150	0.20%
Various soft futures contracts (Far East)	1,101	0.00%
Various soft futures contracts (U.S.)	255,560	0.32%
Various stock index futures contracts (Africa)	2,471	0.00%
Various stock index futures contracts (Far East)	(1,465)	0.00%
Various stock index futures contracts (U.S.)	14,481	0.02%
Total Short Futures Contracts	$703,066	0.86%
CURRENCY FORWARDS *
Various currency forwards contracts (NA)	$(298,471)	-0.37%
Total Currency Forwards	$(298,471)	-0.37%
Total Open Trade Equity (Deficit)	$346,726	0.44%
SWAPS (1)
Frontier Brevan Howard swap (U.S.)	$3,010,288	3.72%
Frontier XXXIV Balanced select swap (U.S.)	9,850,185	12.18%
Frontier XXXV Diversified select swap (U.S.)	5,575,997	6.90%
Frontier XXXVII L/S select swap (U.S.)	471,942	0.58%
Total Swaps	$18,908,412	23.38%
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	6,063,170	7.50%
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	3,356,591	4.15%
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	5,285,097	6.54%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	4,824,012	5.97%
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	6,246,313	7.73%
Galaxy Plus Fund - Quest Fit Feeder Fund (517) LLC	2,016,365	2.49%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	686,691	0.85%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	1,452,297	1.80%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	16,717,851	20.68%
Galaxy Plus Fund - TT Feeder Fund (531) LLC	3,255,902	4.03%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	1,094,259	1.35%
Total Private Investment Companies	$50,998,548	63.09%
U.S. TREASURY SECURITIES

FACE VALUE	Fair Value	Fair Value

$7,737,000	US Treasury Note 6.875% due 08/15/2025 (Cost $9,813,689)	9,591,613	11.86%
Total U.S. Treasury Securities	$9,591,613	11.86%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Consolidated Financial Statements, Note 4.
(2)	See Notes to Consolidated Financial Statements, Note 5.

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

Frontier Funds
Consolidated Statements of Operations
For the Three Months Ended September 30, 2018 and 2017 (unaudited)

	2018	2017

Investment income:
Interest - net	$58,726	$42,985

Total Income	58,726	42,985

Expenses:
Incentive Fees (rebate)	10,897	—
Management Fees	189,058	297,987
Risk analysis Fees	21,032	31,067
Service Fees - Class 1	387,003	556,766
Trading Fees	733,788	1,080,095
Other Fees	—	(2,428)

Total Expenses	1,341,778	1,963,487

Investment income/(loss) - net	(1,283,052)	(1,920,502)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	1,175,855	(194,202)
Net unrealized gain/(loss) on private investment companies	(761,505)	(2,049,818)
Net realized gain/(loss) on private investment companies	(146,345)	1,291,678
Net change in open trade equity/(deficit)	(713,117)	691,294
Net unrealized gain/(loss) on swap contracts	(788,755)	663,203
Net realized gain/(loss) on U.S. Treasury securities	(98,396)	—
Net unrealized gain/(loss) on U.S. Treasury securities	(16)	(22,945)
Trading commissions	(23,961)	(24,044)

Net gain/(loss) on investments	(1,356,240)	355,166

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(2,639,292)	$(1,565,336)

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds
Consolidated Statements of Operations
For the Nine Months Ended September 30, 2018 and 2017 (unaudited)

	2018	2017

Investment income:
Interest - net	$175,283	$200,963

Total Income	175,283	200,963

Expenses:
Incentive Fees (rebate)	159,306	(205,571)
Management Fees	650,179	1,263,162
Risk analysis Fees	64,753	116,226
Service Fees - Class 1	1,264,101	1,989,777
Trading Fees	2,366,003	4,206,610
Other Fees	—	220,622

Total Expenses	4,504,342	7,590,826

Investment income/(loss) - net	(4,329,059)	(7,389,863)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	1,136,964	(211,381)
Net unrealized gain/(loss) on private investment companies	(8,567,706)	(5,325,203)
Net realized gain/(loss) on private investment companies	277,090	6,098,199
Net change in open trade equity/(deficit)	(1,227,357)	(2,179,533)
Net unrealized gain/(loss) on swap contracts	799,575	94,319
Net realized gain/(loss) on U.S. Treasury securities	(500,063)	(2,129,137)
Net unrealized gain/(loss) on U.S. Treasury securities	21,003	2,857,993
Trading commissions	(75,709)	(142,453)

Net gain/(loss) on investments	(8,136,203)	(937,196)

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(12,465,262)	$(8,327,059)

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds
Consolidated Statements of Changes in Owners’ Capital
For the Nine Months Ended September 30, 2018 (Unaudited)

	Managing	Limited
	Owner	Owners	Total

Owners’ Capital, December 31, 2017	1,159,984	112,604,281	113,764,265

Sale of Units (including transfers)	—	—	—
Redemption of Units (including transfers)	—	(20,449,826)	(20,449,826)
Payment made by Related Party	—	—	—
Net increase/(decrease) in Owners’ Capital resulting from operations	(279,860)	(12,185,402)	(12,465,262)

Owners’ Capital, September 30, 2018	$880,124	$79,969,053	$80,849,177

The consolidated Trust is not unitized as are the individual Series of the Trust

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2018 and 2017 (unaudited)

	2018	2017

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(12,465,262)	$(8,327,059)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity	1,221,688	2,766,175
Net change in ownership allocation of U.S. Treasury Securities	—
Net unrealized (gain)/loss on swap contracts	(799,575)	(94,319)
Net unrealized (gain)/loss on U.S. Treasury securities	(21,003)	(2,857,993)
Net realized (gain)/loss on U.S. Treasuries securities	500,063	2,129,137
Net unrealized (gain)/loss on private investment companies	8,567,706	5,325,203
Net realized (gain)/loss on private investment companies	(277,090)	(6,098,199)
(Purchases) sales of:
(Purchases) of U.S. Treasury securities	(16,729,100)	—
Sales of U.S. Treasury securities	17,281,128	31,077,906
(Purchases) of Private Investment Companies	(20,597,103)	(48,309,537)
Sales of Private Investment Companies	28,241,175	87,612,483
Reduction of collateral in Swap contracts	3,100,000	18,578,050
U.S. Treasury interest and premium paid/amortized	265,085	348,378
Increase and/or decrease in:
Receivable from futures commission merchants	9,869,661	12,811,157
Interest receivable	143,074	719,026
Receivable from related parties	58,146	87,670
Other assets	(93,479)	(8,974)
Incentive fees payable to Managing Owner	(42,139)	—
Management fees payable to Managing Owner	(11,371)	(325,996)
Interest payable to Managing Owner	(3,919)	(56,946)
Trading fees payable to Managing Owner	122,249	(168,831)
Service fees payable to Managing Owner	89,628	70,771
Due from Managing Owner	31,887	—
Risk analysis fees payable	3,034	19,815
Payables to related parties	—	(85,078)
Other liabilities	(278,983)	(144,049)

Net cash provided by operating activities	18,175,500	95,068,790
Cash Flows from Financing Activities:

Proceeds from sale of capital	—	1,433,633
Payment for redemption of capital	(20,449,826)	(89,319,399)
Redemptions payable	244,355	(499,642)

Net cash used in financing activities	(20,205,471)	(88,385,408)

Net increase (decrease) in cash and cash equivalents	(2,029,971)	6,683,382

Cash and cash equivalents, beginning of period	2,695,377	4,747,043
Cash and cash equivalents, end of period	$665,406	$11,430,425

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

As of September 30, 2018, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund Frontier Winton Fund and Frontier Heritage Fund separates Units into a maximum of three separate Classes- Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Balanced Fund separates Units into a maximum of five separate Classes— Class 1, Class 1AP, Class 2, Class 2A and Class 3A. The Trust, with respect to the Frontier Long/Short Commodity Fund separates Units into a maximum of five separate Classes— Class 1A, Class 2A, Class 2, Class 3A and Class 3. Between April 15, 2016 and May 10, 2017, a portion of the interests in Frontier Trading Company I, LLC and all of the interests in Frontier Trading Company VII, LLC, Frontier Trading Company XV, LLC, and Frontier Trading Company XXIII LLC held by Frontier Diversified Fund, Frontier Masters Fund, Frontier Select Fund, Frontier Balanced Fund and Frontier Long/Short Commodity Fund were exchanged for equivalent interests in the Galaxy Plus Managed Account Platform (“Galaxy Plus”) which is an unaffiliated, third-party managed account platform. The assets of Frontier Trading Company I, LLC, which included exposure to Quantmetrics Capital Management LLP’s Multi-Strategy Program, Quantitative Investment Management, LLC’s Quantitative Global Program, Quest Partners LLC’s Quest Tracker Index Program, and Doherty Advisors LLC’s Relative Value Moderate Program, the assets of Frontier Trading Company VII, LLC, which included exposure to Emil van Essen LLC’s Multi-Strategy Program, Red Oak Commodity Advisors, Inc.’s Fundamental Diversified Program, Rosetta Capital Management, LLC’s Rosetta Trading Program, and Landmark Trading Company’s Landmark Program, the assets of Frontier Trading Company XV, LLC, which included exposure to Transtrend B.V.’s TT Enhanced Risk (USD) Program, and the assets of Frontier Trading Company XXIII, LLC which included exposure to Fort L.P.’s Global Contrarian Program have been transferred to individual Delaware limited liability companies (“Master Funds”) in Galaxy Plus. Each Master Fund is sponsored and operated by Gemini Alternative Funds, LLC (“Sponsor”). The Sponsor has contracted with the Trading Advisors to manage the portfolios of the Master Funds pursuant to the advisors’ respective program. For those Series that invest in Galaxy Plus, approximately 30-70% of those Series assets are used to support the margin requirements of the Master Funds. The remaining assets of the Series are split between investments in Trading Companies and a pooled cash management account that invests primarily in U.S. Treasury securities. For those Series that do not invest in Galaxy Plus, their assets are split between investments in Trading Companies and investments in the pooled cash management account.

As of September 30, 2018, Frontier Winton Fund has invested a portion of its assets into two Trading Companies, and a single Trading Advisor manages 100% of the assets invested in each of these Trading Companies. Each of the remaining Series has invested a portion of its assets in several different Trading Companies or Galaxy Plus entities and one or more Trading Advisors may manage the assets invested in such Trading Companies or Galaxy Plus entities.

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

Receivable from Futures Commission Merchants—The Trust deposits assets with a FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of September 30, 2018 included restricted cash for margin requirements of $1,450,731 for the Frontier Trading Company I LLC and $4,305,571 for Frontier Trading Company II LLC.

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

Fees and Expenses— All management fees, incentive fees, service fees, risk analysis fees (for closed Series only) and trading fees of the Trust, with respect to the Series, are paid to the Managing Owner. It is the responsibility of the Managing Owner to pay all Trading Advisor management and incentive fees, selling agent service fees and all other operating expenses and continuing offering costs of the Trust, with respect to the Series. Only management fees and incentive fees related to assets allocated through Trading Companies are included in expense on the Statement of Operations. The Series are all charged management and incentive fees on the asset allocated through the Galaxy Plus entities. Those fees are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. The Series are also charged management and incentive fees on assets allocated to swaps. Such fees are embedded in the fair value of the swap and are included in net unrealized gain (loss) on swap contracts on the Statements of Operations. Certain Series are also changed a risk analysis fee (for closed Series only) based on a percentage of nominal assets. Such fee is paid to a third party.

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

The following table summarizes the instruments that comprise the Trust financial asset portfolio, by Series, measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value.

September 30, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$645,197	$(298,471)	$—	$346,726
Swap Contracts	—	—	18,908,412	18,908,412
U.S. Treasury Securities	9,591,613	—	—	9,591,613

				Total
December 31, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$1,145,940	$422,474	$—	$1,568,414
Swap Contracts	—	—	21,208,838	21,208,838
U.S. Treasury Securities	10,887,786	—	—	10,887,786

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the statements of operations.

Swaps

For the Nine months ended September 30, 2018
Balance of recurring Level 3 assets as of January 1, 2018	21,208,838
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	799,575
Proceeds from collateral reduction	(3,100,000)
Purchase of investments	—
Sale of investments	—
Transfers in and/or out of Level 3	—
Balance of recurring Level 3 assets as of September 30, 2018	18,908,412

For the Year ended December 31, 2017
Balance of recurring Level 3 assets as of January 1, 2017	$40,189,178
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	(402,290)
Proceeds from collateral reduction	(18,578,050)
Purchase of investments	—
Sale of investments	—
Transfers in and/or out of Level 3	—
Balance of recurring Level 3 assets as of December 31, 2017	$21,208,838

The Trust assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Trust’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the nine months ended September 30, 2018, the Trust did not transfer any assets between Levels 1, 2 and 3.

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at September 30, 2018:

Swap contracts	$799,575

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of September 30, 2018 and December 31, 2017, approximately 1.46% or $1,180,900 and 3.80% or $4,284,450, respectively, of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain swaps and is recorded as Swap Contracts, at fair value on the Statements of Financial Condition of the Trust. This cash held with the counterparty is not restricted.

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

The Trust had invested in the following swap contracts as of and for the nine months ended September 30, 2018:

	XXXIV Balanced select swap	XXXV Diversified select swap	XXXVII L/S select swap	Brevan Howard
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$11,735,292	$3,054,369	$653,610	$2,072,056
Termination Date	7/31/2023	7/31/2023	7/31/2023	3/27/2023
Cash Collateral	$86,000	$86,000	$29,950	$978,950
Swap Value	$9,764,185	$5,489,997	$441,992	$2,031,338
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	$509,226	$299,525	$74,903	($84,079)
Fair Value as of September 30, 2018	$9,850,185	$5,575,997	$471,942	$3,010,288
Advance on swap appreciation	($4,926,555)	($2,500,000)	($115,000)	($1,900,000)

The Trust had invested in the following swap contracts as of and for the year ended December 31, 2017:

	XXXIV Balanced select swap	XXXV Diversified select swap	XXXVII L/S select swap	XXXIX Brevan Howard
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$13,373,629	$4,651,155	$653,610	$2,072,056
Termination Date	8/2/2018	8/2/2018	8/7/2018	3/26/2018
Cash Collateral	$2,086,000	$1,186,000	$29,950	$982,500
Swap Value	$9,254,959	$5,190,472	$367,089	$2,111,867
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	($84,491)	($47,375)	$26,621	($297,047)
Fair Value as of 12/31/2017	$11,340,959	$6,376,472	$397,039	$3,094,367
Advance on swap appreciation	($4,926,555)	($2,500,000)	($115,000)	($1,900,000)

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

The following table summarizes the Trust’s equity in earnings from each of the private investment companies during the three and nine months ended September 30, 2018 and 2017:

	Thee Months Ended September 30, 2018				Three Months Ended September 30, 2017
			Change in				Change in
	Trading	Realized	Unrealized	Net Income	Trading	Realized	Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$(13,448)	$(89,558)	$130,963	$27,957	$(27,526)	$(83,578)	$219,283	$108,179
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	—	—	—	—	(22,467)	51,664	(95,593)	(66,396)
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(21,883)	61,611	(36,452)	3,276	(29,346)	63,445	2,935	37,034
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LLC	(178,875)	1,104,050	(1,538,861)	(613,686)	(222,560)	1,811,488	(935,550)	653,378
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(19,852)	35,043	62,055	77,246	(52,255)	(216,057)	556,885	288,573
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	—	—	(97,339)	(97,339)	—	(2,947)	(344,286)	(347,233)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(59,105)	(298,023)	45,680	(311,448)	(90,999)	(1,103,456)	1,092,377	(102,078)
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	(18,549)	55,948	(8,557)	28,842	(56,647)	(291,572)	(938)	(349,157)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(14,086)	(92,604)	13,074	(93,616)	(17,531)	(39,564)	29,219	(27,876)
Galaxy Plus Fund - Quest FIT Feeder Fund (535) LLC	—	—	(256,019)	(256,019)	—	—	(91,259)	(91,259)
Galaxy Plus Fund - TT Feeder Fund (531) LLC	(39,323)	187,011	46,880	194,568	—	—	(244,467)	(244,467)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(171,382)	119,936	183,815	132,369	(297,366)	(732,794)	413,322	(616,838)
Total	$(536,503)	$1,083,414	$(1,454,761)	$(907,850)	$(816,697)	$(543,371)	$601,928	$(758,140)

	Nine Months Ended September 30, 2018				Nine Months Ended September 30, 2017
			Change in				Change in
	Trading	Realized	Unrealized	Net Income	Trading	Realized	Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$(81,572)	$(372,395)	$140,200	$(313,767)	$(111,211)	$(720,482)	$247,580	$(584,113)
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	—	(76,396)	68,413	(7,983)	(188,852)	(364,753)	528,870	(24,735)
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(72,912)	(167,998)	(34,229)	(275,139)	(116,596)	304,648	(53,120)	134,932
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LLC	(700,233)	2,033,337	(1,717,641)	(384,537)	(1,330,361)	4,599,674	304,067	3,573,380
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(73,829)	(116,736)	81,270	(109,295)	(220,929)	1,509,865	(59,134)	1,229,802
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(804)	(62)	(152,150)	(153,016)	(570,790)	(2,947)	(1,389,486)	(1,963,223)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(174,274)	(1,242,377)	108,280	(1,308,371)	(1,822,201)	5,221,007	393,843	3,792,649
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	(118,457)	(42,689)	9,173	(151,973)	(346,240)	498,355	339,271	491,386
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(43,536)	(175,750)	19,406	(199,880)	(85,937)	2,436,910	(3,127,619)	(776,646)
Galaxy Plus Fund - Quest FIT Feeder Fund (535) LLC	—	—	(329,083)	(329,083)	—	—	(795,707)	(795,707)
Galaxy Plus Fund - TT Feeder Fund (531) LLC	(134,728)	39,795	(286,272)	(381,205)	(26,272)	455,907	(1,826,328)	(1,396,693)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(715,002)	(4,340,773)	379,408	(4,676,367)	(601,695)	(1,507,427)	(798,914)	(2,908,036)
Total	$(2,115,347)	$(4,462,044)	$(1,713,225)	$(8,290,616)	$(5,421,084)	$12,430,757	$(6,236,677)	$772,996

The Trust’s investments in private investment companies have certain redemption and liquidity restrictions which are described in the following table:

	Redemptions	Redemptions	Liquidity
	Notice Period	Permitted	Restrictions
Frontier Funds
Multi-Strategy
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	24 hours	Daily	None
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None
Galaxy Plus Fund - QuestFIT Feeder Fund (535) Segregated Portfolio	24 hours	Daily	None
Galaxy Plus Fund - TT Feeder Fund (531) LLC	24 hours	Weekly	None
Option Trading
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	24 hours	Daily	None

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

Expenses

Management Fees—Each Series of Units pays to the Managing Owner a monthly management fee equal to a percentage of the notional assets of such Series allocated to Trading Companies, calculated on a daily basis. The percentage basis of the fees varies and are in line with the amounts being disclosed below. In addition, the Managing Owner receives a monthly management equal to a certain percentage of the assets in the Galaxy Plus entities attributable to such Series’ (including notional assets), calculated on a monthly basis. The management fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. The total amount of assets of a Series allocated to Trading Advisors and/or reference programs, including (i) actual funds deposited in accounts directed by the Trading Advisors or deposited as margin in respect of swaps or other derivative instruments referencing a reference program plus (ii) any notional equity allocated to the Trading Advisors and any reference programs, is referred to herein as the “notional assets” of the Series. The annual rate of the management fee is: 0.5% for the Frontier Balanced Fund Class 1 and Class 2, 1.0% for the Frontier Balanced Fund Class 1AP, Class 2a and Class 3a, 2.0% for the Frontier Winton Fund, Frontier Long/Short Commodity Fund Class 1a, Class 2a and Class 3a and Frontier Masters Fund, 0.75% for Frontier Diversified Fund, 2.5% for the Frontier Heritage Fund and Frontier Select Fund, and 3.5% for the Frontier Long/Short Commodity Fund Class 2 and Class 3. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) and/or waive (up to the percentage specified) any such management fee to the extent any related management fee is paid by a trading company or estimated management fee is embedded in a swap or other derivative instrument. Any management fee embedded in a swap or other derivative instrument may be greater or less than the management fee that would otherwise be charged to the Series by the Managing Owner. As of the date of this report, for a Series that has invested in a swap, the Managing Owner or Trading Advisor(s) do not receive any management fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. As of September 30, 2018, the range of management fees embedded based on fair value of swaps in (i) swaps owned by Frontier Diversified Fund was 1.00% per annum, (ii) swaps owned by Frontier Balanced Fund was 1.00% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 1.50% per annum, and (iv) swaps owned by Frontier Heritage Fund was 1.00% per annum, and the Managing Owner has waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. These embedded management fees may be higher or lower in the future.

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

Incentive Fees— Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated in the Trading Companies by such Series, monthly or quarterly. In addition, the Managing Owner receives a quarterly incentive fee of a certain percentage of new net trading profits generated in the Galaxy Plus entities that have been allocated to the Series. The incentive fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. Because the Frontier Balanced Fund, Frontier Diversified Fund, Frontier Masters Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Long/Short Commodity Fund may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Frontier Balanced Fund and the Frontier Diversified Fund and 20% for the Frontier Winton Fund, Frontier Heritage Fund, Frontier Select Fund, Frontier Long/Short Commodity Fund and Frontier Masters Fund. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series. As of the date of this report, for a Series that has invested in a swap, the Managing Owner or Trading Advisor(s) do not receive any incentive fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. As of September 30, 2018, the range of incentive fees as a percentage of net new trading profits on swaps embedded in (i) swaps owned by Frontier Diversified Fund was 20-25% per annum, (ii) swaps owned by Frontier Balanced Fund was 20-25% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 25% per annum, and (iv) swaps owned by Frontier Heritage Fund was 15% per annum, and the Managing Owner has waived the entire incentive fee due to it from those Series in respect of such Series’ investment in swaps. These embedded incentive fees may be higher or lower in the future.

Service Fees—In addition, with respect to Class 1 and Class 1a Units of each Series of the Trust, as applicable, the Series pays monthly or quarterly to the Managing Owner a service fee of up to 3% and 2% annually, for the closed Series and open Series, respectively, which the Managing Owner pays to selling agents of the Trust.

As of September 30, 2018, the Trust had a payable to the Managing Owner in the amounts of $10,897, $79,601, $22,088, $238,073, and $456,734 for incentive fees, management fees, interest, service fees, and trading fees, respectively.

As of December 31, 2017, the Trust had a payable to the Managing Owner in the amounts of $53,036, $90,972, $26,007, $334,485 and $148,445 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

For the three months ended September 30, 2018 the Trust paid the Managing Owner $10,897, $189,058, $387,003 and $733,788 for incentive fees, management fees, service fees, and trading fees, respectively.

For the three months ended September 30, 2017 the Trust paid the Managing Owner $0, $297,987, $556,766 and $1,080,095 for incentive fees, management fees, service fees, and trading fees, respectively.

For the nine months ended September 30, 2018 the Trust paid the Managing Owner $159,306, $650,179, $1,264,101 and $2,366,003 for incentive fees, management fees, service fees, and trading fees, respectively.

For the nine months ended September 30, 2017 the Trust paid the Managing Owner $(205,571), $1,263,162, $1,989,777 and $4,206,610 for incentive fees, management fees, service fees, and trading fees, respectively.

With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed therefore by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk and enjoys the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months. For the three months ended September 30, 2018 and 2017, amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees were $0 and $0, respectively.

Aggregate interest income from all sources, including U.S. Treasury Securities assets net of premiums and cash held at clearing brokers, of up to the first 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Winton Fund, Frontier Select Fund, and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a, Class 3a only), Frontier Masters Fund, and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a) 100% of the interest is retained by the respective Series. During the nine months ended September 30, 2018 and 2017, the Trust received $124,430 and paid $349,196, respectively, of such interest income from/to the Managing Owner. Such amounts are not included in the consolidated statements of operations of the Trust. All other interest income is recorded by the Trust on the consolidated statements of operations.

7. Financial Highlights

The following information presents the financial highlights of the Trust for the three and nine months ended September 30, 2018 and 2017. This data has been derived from the information presented in the consolidated financial statements.

Three months ended

	2018	2017
Ratios to average net assets (1)
Net investment gain/(loss) (1)	-6.10%	-5.76%
Expenses before incentive fees (3)	6.37%	5.89%
Expenses after incentive fees (3)	6.38%	5.89%

Total return before incentive fees (2)	-3.17%	-1.18%
Total return after incentive fees (2)	-3.18%	-1.18%

Nine months ended

	2018	2017
Ratios to average net assets (1)
Net investment gain/(loss) (1)	-6.07%	-5.73%
Expenses before incentive fees (3)	6.15%	6.01%
Expenses after incentive fees (3)	6.32%	5.89%

Total return before incentive fees (2)	-13.04%	-4.92%
Total return after incentive fees (2)	-13.20%	-4.80%

(1)	Annualized with the exception of incentive fees.
(2)	Total returns are not annualized.
(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Consolidated Statements of Operations of the Trust. See footnote 5.

The Trust financial highlights are calculated based upon the Trust’s consolidated financial statements. The consolidated Trust does not issue units and therefore the financial highlights do not disclose any unitized data.

8. Derivative Instruments and Hedging Activities

The Trust’s primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trust does not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trust’s derivatives by instrument types as of September 30, 2018 and December 31, 2017 is included in the Consolidated Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trust’s positions in swap contracts.

For the three months ended September 30, 2018 and September 30, 2017, the monthly average of forwards, options and futures contracts bought was approximately 764 and 2,416, respectively and sold was approximately 544 and 1,936, respectively.

For the nine months ended September 30, 2018 and September 30, 2017, the monthly average of forwards, options and futures contracts bought was approximately 2,819 and 8,053, respectively and sold was approximately 2,375 and 7,774, respectively.

The following tables summarize the trading revenues for the three and nine months ended September 30, 2018 and 2017 by sector:

Realized Trading Revenue from Futures, Forwards and Options
for the Three Months Ended September 30, 2018

Type of contract

Metals	$234,519
Currencies	520,493
Energies	(25,579)
Agriculturals	198,513
Interest rates	(298,384)
Stock indices	546,293
Realized trading income/(loss)(1)	$1,175,855

Realized Trading Revenue from Futures, Forwards and Options
for the Three Months Ended September 30, 2017

Type of contract

Metals	$(415,539)
Currencies	693,018
Energies	(471,279)
Agriculturals	(562,795)
Interest rates	(99,299)
Stock indices	661,692
Realized trading income/(loss)(1)	$(194,202)

(1)	Amounts recorded in the Statements of Operations under Net realized gain/(loss) on futures, forwards, and options

Unrealized Trading Revenue from Futures, Forwards and Options for the Three Months Ended September 30, 2018

Type of contract

Metals	$(235,504)
Currencies	(538,221)
Energies	60,010
Agriculturals	(160,030)
Interest rates	84,141
Stock indices	76,487
Change in unrealized trading income/(loss)(1)	$(713,117)

Unrealized Trading Revenue from Futures, Forwards and Options for the Three Months Ended September 30, 2017

Type of contract

Metals	$36,050
Currencies	(478,195)
Energies	213,027
Agriculturals	264,443
Interest rates	(147,197)
Stock indices	803,166
Change in unrealized trading income/(loss)(1)	$691,294

(1)	Amounts recorded in the Statements of Operations under Net change in open trade equity/(deficit)

Realized Trading Revenue from Futures, Forwards and Options
for the Nine Months Ended September 30, 2018

Type of contract

Metals	$1,012,647
Currencies	(985,268)
Energies	1,048,526
Agriculturals	287,301
Interest rates	1,723
Stock indices	(227,965)
Realized trading income/(loss)(1)	$1,136,964

Realized Trading Revenue from Futures, Forwards and Options
for the Nine Months Ended September 30, 2017

Type of contract

Metals	$(1,700,436)
Currencies	(1,131,814)
Energies	(2,238,664)
Agriculturals	(82,409)
Interest rates	(2,491,165)
Stock indices	7,433,107
Realized trading income/(loss)(1)	$(211,381)

(1)	Amounts recorded in the Statements of Operations under Net realized gain/(loss) on futures, forwards, and options

Unrealized Trading Revenue from Futures, Forwards and Options for the Nine Months Ended September 30, 2018

Type of contract

Metals	$(474,681)
Currencies	(425,578)
Energies	(313,242)
Agriculturals	65,596
Interest rates	(30,149)
Stock indices	(49,303)
Change in unrealized trading income/(loss)(1)	$(1,227,357)

Unrealized Trading Revenue from Futures, Forwards and Options for the Nine Months Ended September 30, 2017

Type of contract

Metals	$(151,493)
Currencies	(1,472,515)
Energies	(105,818)
Agriculturals	(81,250)
Interest rates	(1,085,406)
Stock indices	716,949
Change in unrealized trading income/(loss)(1)	$(2,179,533)

(1)	Amounts recorded in the Statements of Operations under Net change in open trade equity/(deficit)

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

The following tables present gross and net information about the Trust’s assets and liabilities subject the master netting arrangements as disclosed on the consolidated statements of financial condition as of September 30, 2018 and December 31, 2017:

As of September 30, 2018

			Net Amounts
		Gross Amounts	Presented in the
	Gross Amounts of	offset in the	Statements of
	recognized	Statements of	Financial
	Derivative Assets	Financial	Condition
Open Trade Equity/(Deficit)	$1,593,779	$(1,247,053)	$346,726
Swap Contracts	18,908,412	—	18,908,412

As of December 31, 2017

Net Amounts
		Gross Amounts	Presented in the
		offset in the	Consolidated
	Gross Amounts	Consolidated	Statements of
	of recognized	Statements of	Financial
	Derivative Assets	Financial Condition	Condition
Open Trade Equity/(Deficit)	$2,758,014	$(1,189,600)	$1,568,414
Swap Contracts	21,208,838	—	21,208,838

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

From October 1, 2018 through November 19, 2018, the Trust paid $3,073,186 in redemptions.

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

All management fees, incentive fees, service fees, risk analysis fee (for closed Series only) and trading fees of the Trust are paid to the Managing Owner. It is the responsibility of the Managing Owner to pay all Trading Advisor management and incentive fees, selling agent service fees and all other operating expenses and continuing offering costs of the Trust. Only management fees and incentive fees related to assets allocated through Trading Companies are included in expense on the Statement of Operations. The Series are all charged management and incentive fees on the assets allocated through the Galaxy Plus entities. Those fees are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. As of the date of this report, for a Series that has invested in a swap, the Managing Owner or Trading Advisor(s) do not receive any incentive fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. In each case, the embedded incentive fee was accrued based on the net new trading profits of the swap. The Series are also charged management and incentive fees on assets allocated to swaps. Such fees are embedded in the fair value of the swap and are included in net unrealized gain (loss) on swap contracts on the Statements of Operations. Embedded in the swap fair value is management and incentive fees being paid to Trading Advisors. As of September 30, 2018, the management fees and range of incentive fees by Trading Company were as follows:

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

The trading system of each of the major commodity Trading Advisors and the means by which the Series access those Trading Advisors are as follows:

Major Commodity Trading Advisor	Trading System Style	Accessed Through

Aspect Capital Limited	Systematic	Galaxy Plus
Beach Horizon	Systematic	Trading Company
BH-DG Systematic Trading LLP	Systematic	Swap
Crabel Capital Partners LLPC	Systematic	Swap
Doherty Advisors, LLC	Discretionary	Galaxy Plus
Emil Van Essen, LLC	Discretionary	Galaxy Plus
Fort, L.P.	Systematic	Galaxy Plus
H2O Asset Management	Systematic	Swap
J E Moody & Company	Systematic	Swap
Landmark Trading Company	Discretionary	Galaxy Plus
Quantitative Investment Management, LLC	Systematic	Galaxy Plus
Quantmetrics Capital Management LLP	Systematic	Galaxy Plus
Quest Partners LLC	Systematic	Galaxy Plus
Red Oak Commodity Advisors, Inc.	Discretionary	Galaxy Plus
Rosetta Capital Management, LLC	Discretionary	Galaxy Plus
Transtrend B.V.	Systematic	Galaxy Plus
Welton Investment Partners LLC	Systematic	Galaxy Plus
Winton Capital Management Ltd.	Systematic	Trading Company

As of September 30, 2018, the allocation of the assets of each applicable Series of the Trust between the Trading Advisors was as follows:

		Frontier
	Frontier	Long/Short	Frontier	Frontier		Frontier	Frontier
	Diversified	Commodity	Masters	Balanced	Frontier	Winton	Heritage
Advisor	Fund	Fund	Fund	Fund	Select Fund	Fund	Fund
Aspect Capital Limited	3%	—	—	4%	—	—	—
Beach Horizon	—	—	—	4%	—	—	—
BH-DG Systematic Trading LLP	—	—	—	—	25%	—	20%
Crabel Capital Partners, LLPC	5%	—	—	4%	—	—	—
Doherty	5%	—	—	4%	—	—	—
Emil Van Essen, LLC	12%	22%	28%	10%	—	—	—
Fort, L.P.	13%	—	—	10%	—	—	—
H2O Asset Management	12%	—	—	15%	—	—	—
J E Moody & Company	—	15%	—	—	—	—	—
Landmark	1%	7%	—	1%	—	—	—
Quantitative Investment Management, LLC	13%	—	—	13%	—	—	—
Quantmetrics Capital Management LLP	10%	—	—	10%	—	—	—
Quest Partners LLC	3%	—	—	1%	—	—	—
Red Oak Commodity Advisors, Inc.	—	10%	—	—	—	—	—
Rosetta Capital Management, LLC	—	22%	—	—	—	—	—
Transtrend B.V.	—	—	14%	—	30%	—	—
Welton Investment Partners LLC	13%	22%	29%	13%	46%	—	40%
Winton Capital Management Ltd.	12%	—	29%	10%	—	100%	40%

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At September 30, 2018, cash deposited at the clearing brokers was $11,472,343 for the Trust. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each month. Currently, with the Federal Funds target rate at 2.00% to 2.25%, this amount is estimated to be 2.00%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds and time deposits. Aggregate interest income from all sources, including assets held at clearing brokers, of up to 2.00% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Winton Fund, Frontier Select Fund, and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a, Class 3a only), Frontier Masters Fund and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 20% of the total interest allocated to the Series was paid to the Managing Owner from January 1, 2017 through April 28, 2017; thereafter 100% of the interest is retained by the respective Series. The amount reflected in the financial statements for the Trust and Series are disclosed on a net basis. Due to some classes not exceeding the 2% paid to the Managing Owner, amounts earned by those classes may be zero.

Approximately 10% to 30% of the Trust’s assets are expected to be committed as required margin for futures contracts and forwards and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations there under. Approximately 2% to 6% of the Trust’s assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 64% to 88% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. federally chartered banks. As of September 30, 2018, total cash and cash equivalents held at banking institutions were $65,101 for the Frontier Diversified Fund, $35,548 for the Frontier Masters Fund, $32,954 for the Frontier Long/Short Commodity Fund, $105,108 for the Frontier Balanced Fund, $22,923 for the Frontier Select Fund, $344,707 for the Frontier Winton Fund, and $59,065 for the Frontier Heritage Fund.

As a commodity pool, the Trust has large cash positions. Such cash positions are used to pay margin for the trading of futures, forwards and options, and also to pay redemptions. Generally, the Trust has not been forced to liquidate positions to fund redemptions. During the three months ended September 30, 2018, the Trust was able to pay all redemptions.

Off-Balance Sheet Risk

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. Each Trading Company trades in futures, forward and swap contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions held by a Trading Company in respect of any Series at the same time, and if the Trading Advisor(s) of such Trading Company are unable to offset such futures interests positions, such Trading Company could lose all of its assets and the holders of Units of such Series would realize a 100% loss. The Managing Owner seeks to minimize market risk through monitoring of open positions and the level of diversification of each Trading Advisor’s portfolio. It is anticipated that any Trading Advisor’s margin-to-equity ratio will typically not exceed approximately 35% although the actual ratio could be higher or lower from time to time.

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

Results of Operations

Series Returns and Other Information

The returns for each Series and Class of Units for the three months ended September 30, 2018 and 2017, and related information, are discussed below. The activities of the Trust on a consolidated basis are explained through the activity of the underlying Series. Please refer to the discussion of the Series activities in relation to the Trust on a consolidated basis.

Each Series had exposure to commodity interest positions within one or more sectors during the three months ended September 30, 2018 and 2017. The performance of each Series was impacted over the course of the periods by, among other things, the relative performance of the relevant sector or sectors and the commodities within those sectors, the changing allocations among, and the specific positions taken by the Series’ Trading Advisors in, the relevant sector(s) and commodities, and the timing of entries and exits. For certain of the Series, a sector attribution chart has been included at the end of the relevant discussion. Each chart depicts the performance of the relevant Series’ positions within each of the relevant sectors (determined by the Managing Owner using monthly gross return and NAV figures, with various adjustments to net out a proportional allocation of the fees and expenses chargeable to the Series) during the periods presented.

Three months ended September 30, 2018 Compared to Three Months Ended September 30, 2017.

Frontier Diversified Fund

The Frontier Diversified Fund— Class 1 NAV lost 3.55% and lost 1.46%, respectively, for the three months ended September 30, 2018 and 2017, net of fees and expenses; the Frontier Diversified Fund—Class 2 NAV lost 3.12% and lost 1.03%, respectively for the three months ended September 30, 2018 and 2017, net of fees and expenses; the Frontier Diversified Fund—Class 3 NAV lost 3.07% and lost 0.96%, respectively for the three months ended September 30, 2018 and 2017.

For the three months ended September 30, 2018, the Frontier Diversified Fund recorded net loss on investments of $403,356, net investment loss of $174,822, and total expenses of $184,192 resulting in a net decrease in Owners’ capital from operations of $578,178. For the three months ended September 30, 2017, the Frontier Diversified Fund recorded net gain on investments of $68,284 net investment loss of $257,720, net investment income of $1,825 and total expenses of $259,545 resulting in a net decrease in Owners’ capital from operations of $189,436.

Please see additional discussion under “Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017 –Frontier Diversified Fund.”

Frontier Masters Fund

The Frontier Masters Fund—Class 1 NAV lost 2.14% and lost 2.91% for the three months ended September 30, 2018 and 2017 net of fees and expenses; the Frontier Masters Fund —Class 2 NAV lost 1.71% and lost 2.50% for the three months ended September 30, 2018 and 2017, net of fees and expenses; the Frontier Masters Fund—Class 3 NAV lost 1.64% and lost 2.43% for the three months ended September 30, 2018 and 2017, net of fees and expenses.

For the three months ended September 30, 2018, the Frontier Masters Fund recorded net loss on investments of $10,638, net investment loss of $124,728, and total expenses of $129,435, resulting in a net decrease in Owners’ capital from operations of $135,366. For the three months ended September 30, 2017, the Frontier Masters Fund recorded net loss on investments of $106,063, net investment loss of $184,502, and total expenses of $197,676, resulting in a net decrease in Owners’ capital from operations of $290,565.

Please see additional discussion under “Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017— Frontier Masters Fund.”

Frontier Long/Short Commodity Fund

The Frontier Long/Short Commodity Fund—Class 2 NAV lost 2.80% and lost 0.03%, respectively, for the three months ended September 30, 2018 and 2017 net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 3 NAV lost 2.80% and lost 0.02% respectively for the three months ended September 30, 2018 and 2017 net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 1a NAV lost 6.48% and lost 0.44% respectively, for the three months ended September 30, 2018 and 2017 net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 2a NAV lost 6.06% and lost 0.03% respectively, for the three months ended September 30, 2018 and 2017 net of fees and expenses; the Frontier Long/Short Commodity Fund Class 3a NAV lost 6.00% and lost 0.03%, respectively, for the three months ended September 30, 2018 and 2017, net of fees and expenses.

For the three months ended September 30, 2018, the Frontier Long/Short Commodity Fund recorded net loss on investments of $111,396, net investment loss of $16,476, and total expenses of $19,652, resulting in a net decrease in Owners’ capital from operations of $127,872. For the three months ended September 30, 2017, the Frontier Long/Short Commodity Fund recorded net gain on investments of $72,790, net investment loss of $40,336, and total expenses of $40,336, resulting in a net increase in Owners’ capital from operations of $32,454.

Please see additional discussion under “Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017 – Frontier Long/Short Commodity Fund.”

Frontier Balanced Fund

The Frontier Balanced Fund—Class 1 NAV lost 4.31% and lost 1.26%, respectively, for the three months ended September 30, 2018 and 2017, net of fees and expenses; the Frontier Balanced Fund —Class 2 NAV lost 3.59% and lost 0.51%, respectively, for the three months ended September 30, 2018 and 2017, net of fees and expenses; the Frontier Balanced Fund —Class 2a NAV lost 3.56% and lost 0.48%, respectively, for the three months ended September 30, 2018 and 2017, net of fees and expenses; the Frontier Balanced Fund —Class 3a NAV lost 3.56% and lost 0.48%, respectively, for the three months ended September 30, 2018 and 2017, net of fees and expenses; the Frontier Balanced Fund —Class 1AP NAV lost 3.59% and lost 0.52% for the three months ended September 30, 2018 and 2017, net of fees and expenses.

For the three months ended September 30, 2018, the Frontier Balanced Fund recorded net loss on investments of $1,017,197 net investment loss of $579,502, and total expenses of $590,094, resulting in a net decrease in Owners’ capital from operations of $1,596,699. For the three months ended September 30, 2017, the Frontier Balanced Fund recorded net gain on investments of $367,405 net investment loss of $808,362, and total expenses of $816,616, resulting in a net decrease in Owners’ capital from operations of $440,957.

Please see additional discussion under “Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017 – Frontier Balanced Fund.”

Frontier Select Fund

The Frontier Select Fund—Class 1 NAV gained 0.88% and lost 5.50%, respectively, for the three months ended September 30, 2018 and 2017, net of fees and expenses; the Frontier Select Fund —Class 2 NAV gained 1.65% and lost 4.78% respectively for the three months ended September 30, 2018 and 2017, net of fees and expenses; the Frontier Select Fund —Class 1AP NAV gained 1.64% and lost 4.68%, respectively, for the three months ended September 30, 2018 and 2017.

For the three months ended September 30, 2018, the Frontier Select Fund recorded net gain on investments of $97,395, net investment loss of $59,225 and total expenses of $59,225, resulting in a net increase in Owners’ capital from operations of $38,170. For the three months ended September 30, 2017, the Frontier Select Fund recorded net loss on investments of $246,729, net investment loss of $86,152 and total expenses of $86,152, resulting in a net decrease in Owners’ capital from operations of $332,881.

Please see additional discussion under “Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017 – Frontier Select Fund.”

Frontier Winton Fund

The Frontier Winton Fund—Class 1 NAV lost 1.78% and lost 1.24%, respectively, for the three months ended September 30, 2018 and 2017, net of fees and expenses; the Frontier Winton Fund —Class 2 NAV gained 1.34% and lost 0.48%, respectively, for the three months ended September 30, 2018 and 2017, net of fees and expenses; the Frontier Winton Fund —Class 1AP NAV lost 1.00% and lost 4.11%, respectively, for the three months ended September 30, 2018 and 2017.

For the three months ended September 30, 2018, the Frontier Winton Fund recorded net gain on investments of $66,648, net investment loss of $254,280, and total expenses of $254,280, resulting in a net decrease in Owners’ capital from operations of $187,632. For the three months ended September 30, 2017, the Frontier Winton Fund recorded net gain on investments of $440,557, net investment loss of $422,546, and total expenses of $442,278 resulting in a net decrease in Owners’ capital from operations of $196,414, after non-controlling interests of $214,425.

Please see additional discussion under “Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017 – Frontier Winton Fund.”

Frontier Heritage Fund

The Frontier Heritage Fund—Class 1 NAV lost 1.54% and lost 2.74%, respectively, for the three months ended September 30, 2018 and 2017 net of fees and expenses; the Frontier Heritage Fund —Class 2 NAV lost 0.80% and lost 2.02%, respectively for the three months ended September 30, 2018 and 2017, net of fees and expenses; the Frontier Heritage Fund —Class 1AP NAV lost 0.76% and lost 2.01%, respectively, for the three months ended September 30, 2018 and 2017.

For the three months ended September 30, 2018, the Frontier Heritage Fund recorded net gain on investments of $22,593, net investment loss of $85,602, and total expenses of $85,602, resulting in a net decrease in Owners’ capital from operations of $66,140, after non-controlling interests of $3,131 For the three months ended September 30, 2017, the Frontier Heritage Fund recorded net gain on investments of $27,074, net investment loss of $120,882, and total expenses of $120,882, resulting in a net decrease in Owners’ capital from operations of $147,535, after non-controlling interests of $53,727.

Please see additional discussion under “Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017 – Frontier Heritage Fund.”

Nine months ended September 30, 2018 Compared to Nine Months Ended September 30, 2017.

Frontier Diversified Fund

2018

The Frontier Diversified Fund— Class 1 NAV lost 10.27% and lost 5.44%, respectively, for the nine months ended September 30, 2018 and 2017, net of fees and expenses; the Frontier Diversified Fund—Class 2 NAV lost 9.08% and lost 4.24%, respectively for the nine months ended September 30, 2018 and 2017, net of fees and expenses; the Frontier Diversified Fund—Class 3 NAV lost 8.92% and lost 4.06%, respectively for the nine months ended September 30, 2018 and 2017.

For the nine months ended September 30, 2018, the Frontier Diversified Fund recorded net loss on investments of $1,380,601 net investment loss of $523,024, and total expenses of $550,432 resulting in a net decrease in Owners’ capital from operations of $1,903,625. The NAV per Unit, Class 1, decreased from $116.41 at December 31, 2017 to $104.46 as of September 30, 2018. The NAV per Unit, Class 2, decreased from $135.19 at December 31, 2017 to $122.91 as of September 30, 2018. The NAV per Unit, Class 3 decreased from $125.68 at December 31, 2017 to $114.47 as of September 30, 2018. Total Class 1 subscriptions and redemptions for the period were $0 and $354,495, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $933,695, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $1,330,409, respectively. Ending capital at September 30, 2018 was $1,740,332 for Class 1, $7,861,937 for Class 2 and $7,342,192 for Class 3. Ending capital at December 31, 2017 was $2,332,222 for Class 1, $9,632,746 for Class 2 and $9,501,719 for Class 3.

The Frontier Diversified Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors.

Frontier Diversified Fund Class 1 Sector Attributions
Q3 2018 and YTD
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2018
YTD

Frontier Diversified Fund Class 3 Sector Attributions
Q3 2018 and YTD
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2018
YTD

Frontier Diversified Fund Class 2 Sector Attributions
Q3 2018 and YTD
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2018
YTD

Frontier Diversified Fund Class 1 Major Advisors Performance
Q3 2018 and YTD
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
Aspect Capital Limited
Crabel
Emil Van Essen
Fort LP (GC)
H2O
QIM
Quantmetrics
Quest Partners
Welton
Winton
Non-Major Advisors
Q3 2018
YTD

Frontier Diversified Fund Class 2 Major Advisors Performance
Q3 2018 and YTD
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
Aspect Capital Limited
Crabel
Emil Van Essen
Fort LP (GC)
H2O
QIM
Quantmetrics
Quest Partners
Welton
Winton
Non-Major Advisors
Q3 2018
YTD

Frontier Diversified Fund Class 3 Major Advisors Performance
Q3 2018 and YTD
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
Aspect Capital Limited
Crabel
Emil Van Essen
Fort LP (GC)
H2O
QIM
Quantmetrics
Quest Partners
Welton
Winton
Non-Major Advisors
Q3 2018
YTD

Two sectors traded in the Frontier Diversified Fund were profitable in Q3 2018 and two were profitable YTD. Metals and Currencies were profitable for Q3 2018 while Energies, Interest Rates, Agriculturals and Stock Indices finished negative for the quarter. Currencies and Energies were profitable for YTD while Interest Rates, Metals, Agriculturals and Stock Indices finished negative YTD.

In terms of major CTA performance Fort, Welton and Winton finished positive for the quarter. Aspect, Crabel, Emil Van Essen, H20, Quantitative Investment Management, Quantmetrics and Quest Partners were negative for the quarter.

Crabel and Emil Van Essen were positive YTD while Aspect, Fort, H2O, Quantitative Investment Management, Quantmetrics, Welton and Winton were negative YTD.

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

The Frontier Diversified Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors.

Equinox Frontier Diversified Fund Class 3 Sector Attributions...
20.00%
0.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total

Equinox Frontier Diversified Fund Class 1 Major Advisors Performance Q3 2017 and YTD
5.00%
0.00%
-5.00%
Aspect Capital...
Chesapeake
Crabel
Emil Van Essen
Fort LP (GC)
H2O
QIM
Quantmetrics
Quest Partners
Welton
Winton
Non-Major...

Equinox Frontier Diversified Fund Class 2 Major Advisors Performance Q3 2017 and YTD
5.00%
0.00%
-5.00%
Aspect Capital...
Chesapeake
Crabel
Emil Van Essen
Fort LP (GC)
H2O
QIM
Quantmetrics
Quest Partners
Welton
Winton
Non-Major...

Equinox Frontier Diversified Fund Class 3 Major Advisors Performance Q3 2017 and YTD
5.00%
0.00%
-5.00%
Aspect Capital...
Chesapeake
Crabel
Emil Van Essen
Fort LP (GC)
H2O
QIM
Quantmetrics
Quest Partners
Welton
Winton
Non-Major...

Two of the six sectors traded in the Frontier Diversified Fund were profitable in Q3 2017 and two of the six were profitable YTD. Energies and Stock Indices were profitable for Q3 2017 while Metals, Currencies, Agriculturals and Interest Rates finished negative for the quarter. Energies and Stock Indices were profitable for YTD while Metals, Currencies, Agriculturals and Interest Rates finished negative YTD

In terms of major CTA performance Emil Van Essen, Fort, H20 and QIM finished positive for the quarter. Aspect, Chesapeake, Crabel, Quantmetrics, Quest, Welton and Winton were negative for the quarter

Emil Van Essen, Fort, H20 and QIM was positive YTD while Aspect, Chesapeake, Crabel, Quantmetrics, Quest, Welton and Winton were negative YTD.

Frontier Masters Fund

2018

The Frontier Masters Fund—Class 1 NAV lost 15.29% and lost 9.23%, respectively, for the nine months ended September 30, 2018 and 2017 net of fees and expenses; the Frontier Masters Fund —Class 2 NAV lost 14.17%, and lost 8.45%, respectively for the nine months ended September 30, 2018 and 2017, net of fees and expenses; the Frontier Masters Fund—Class 3 NAV lost 14.00% and lost 8.33%, respectively, for the nine months ended September 30, 2018 and 2017, net of fees and expenses.

For the nine months ended September 30, 2018, the Frontier Masters Fund recorded net loss on investments of $1,270,952, net investment loss of $437,149, and total expenses of $458,590, resulting in a net decrease in Owners’ capital from operations of $1,708,101. The NAV per Unit, Class 1, decreased from $114.74 at December 31, 2017 to $97.20 as of September 30, 2018. The NAV per Unit, Class 2, decreased from $133.27 at December 31, 2017 to $114.39 as of September 30, 2018. The NAV per Unit, Class 3, decreased from $124.40 at December 31, 2017 to $106.99 as of September 30, 2018. Total Class 1 subscriptions and redemptions for the period were $0 and $299,860, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $1,477,167, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $1,679,341, respectively. Ending capital at September 30, 2018 was $2,102,479 for Class 1, $1,532,527 for Class 2 and $3,157,665 for Class 3. Ending capital at December 31, 2017 was $2,913,542 for Class 1, $3,538,600 for Class 2 and $5,504,998 for Class 3.

The Frontier Masters Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors.

Frontier Masters Fund Class 1 Sector Attributions
Q3 2018 and YTD
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
-16.00%
-18.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2018
YTD

Frontier Masters Fund Class 2 Sector Attributions
Q3 2018 and YTD
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
-16.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2018
YTD

Frontier Masters Fund Class 3 Sector Attributions
Q3 2018 and YTD
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
-16.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2018
YTD

Frontier Masters Fund Class 1 Major Advisors
Performance
Q3 2018 and YTD
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Emil Van Essen
Transtrend
Welton
Winton
Q3 2018
YTD

Frontier Masters Fund Class 2 Major Advisors Performance
Q3 2018 and YTD
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Emil Van Essen
Transtrend
Welton
Winton
Q3 2018
YTD

Frontier Masters Fund Class 3 Major Advisors
Performance
Q3 2018 and YTD
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Emil Van Essen
Transtrend
Welton
Winton
Q3 2018
YTD

Four of the six sectors traded in the Frontier Masters Fund were profitable in Q3 2018 and one of the six was profitable YTD. Agriculturals, Metals, Currencies and Stock Indices were profitable for Q3 2018 while Energies and Interest Rates finished negative for the quarter. Energies were profitable YTD while Metals, Currencies, Agriculturals, Interest Rates and Stock Indices finished negative YTD.

In terms of major CTA performance Emil Van Essen finished positive for the quarter. Welton, Transtrend and Winton were negative for the quarter. Emil Van Essen, Transtrend, Welton and Winton were negative YTD.

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

The Frontier Masters Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors.

Three of the six sectors traded in the Frontier Masters Fund were profitable in Q3 2017 and two of the six were profitable YTD. Metals, Energies and Stock Indices were profitable for Q3 2017 while Currencies, Agriculturals and Interest Rates finished negative for the quarter. Energies and Stock Indices were profitable for YTD while Metals, Currencies, Agriculturals and Interest Rates finished negative YTD

In terms of major CTA performance Emil Van Essen and Winton finished positive for the quarter. Chesapeake, Transtrend and Welton were negative for the quarter

Emil Van Essen was positive YTD while Chesapeake, Transtrend, Welton and Winton were negative YTD.

Frontier Long/Short Commodity Fund

2018

The Frontier Long/Short Commodity Fund—Class 2 NAV lost 10.59% and lost 10.20%, respectively, for the nine months ended September 30, 2018 and 2017, net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 3 NAV lost 10.60% and lost 6.70% respectively for the nine months ended September 30, 2018 and 2017, net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 1a NAV lost 18.64% and lost 10.26% respectively, for the nine months ended September 30, 2018 and 2017, net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 2a NAV lost 17.57% and lost 9.76% respectively, for the nine months ended September 30, 2018 and 2017, net of fees and expenses; the Frontier Long/Short Commodity Fund Class 3a NAV lost 17.40% and lost 7.17%, respectively, for the nine months ended September 30, 2018 and 2017, net of fees and expenses.

For the nine months ended September 30, 2018, the Frontier Long/Short Commodity Fund recorded net loss on investments of $419,317, net investment loss of $56,293, and total expenses of $66,928, resulting in a net decrease in Owners’ capital from operations of $475,610. The NAV per Unit, Class 2, decreased from $115.81 at December 31, 2017 to $103.54 as of September 30, 2018. The NAV per Unit, Class 3, decreased from $115.81 at December 31, 2017 to $108.62 as of September 30, 2018. The NAV per Unit, Class 1a, decreased from $81.35 at December 31, 2017 to $66.19 as of September 30, 2018. The NAV per Unit, Class 2a, decreased from $93.59 at December 31, 2017 to $77.15 as of September 30, 2018. The NAV per Unit, Class 3a, decreased from $97.99 at December 31, 2017 to $80.94 as of September 30, 2018. Total Class 2 redemptions for the period were $114,112. Total Class 3 redemptions for the period were $215,389. Total Class 1a redemptions were $79,178. Class 2a redemptions for the period were $96,591. Class 3a subscriptions and redemptions for the period were $0 and $263,745 respectively. Ending capital at September 30, 2018 was $127,697 for Class 2, $2,010,934 for Class 3, $23,320 for Class 1a, $282,810 for Class 2a and $564,666 for Class 3a. Ending capital at December 31, 2017 was $258,900 for Class 2, $2,472,994 for Class 3, $107,619 for Class 1a, $442,644 for Class 2a and $971,895 for Class 3a.

The Frontier Long/Short Commodity Fund may have both long and short exposure to the Base Metals, Energies, Grains, Meats, Precious Metals, Financials and Softs sectors, although the majority of the exposure will typically be in the Energies, Metals and Softs sectors.

Frontier Long/Short Commodity Fund Class 2 Sector Attributions
Q3 2018 and YTD
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q3 2018
YTD

Frontier Long/Short Commodity Fund Class 1A Sector Attributions
Q3 2018 and YTD
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
-16.00%
-18.00%
-20.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q3 2018
YTD

Frontier Long/Short Commodity Fund Class 2A Sector Attributions
Q3 2018 and YTD
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
-16.00%
-18.00%
-20.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q3 2018
YTD

Frontier Long/Short Commodity Fund Class 3 Sector Attributions
Q3 2018 and YTD
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q3 2018
YTD

Frontier Long/Short Commodity Fund Class 3A Sector Attributions
Q3 2018 and YTD
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q3 2018
YTD

Frontier Long/Short Commodity Fund Class 2
Major Advisors Performance
Q3 2018 and YTD
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
-7.00%
-8.00%
Emil Van Essen
JE Moody
Red Oak
Rosetta
Welton
Non-Major Advisors
Q3 2018
YTD

Frontier Long/Short Commodity Fund Class 1A
Major Advisors Performance
Q3 2018 and YTD
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
-7.00%
-8.00%
-9.00%
Emil Van Essen
JE Moody
Red Oak
Rosetta
Welton
Non-Major Advisors
Q3 2018
YTD

Frontier Long/Short Commodity Fund Class 2A
Major Advisors Performance
Q3 2018 and YTD
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
-7.00%
-8.00%
-9.00%
Emil Van Essen
JE Moody
Red Oak
Rosetta
Welton
Non-Major Advisors
Q3 2018
YTD

Frontier Long/Short Commodity Fund Class 3
Major Advisors Performance
Q3 2018 and YTD
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
-7.00%
-8.00%
Emil Van Essen
JE Moody
Red Oak
Rosetta
Welton
Non-Major Advisors
Q3 2018
YTD

Frontier Long/Short Commodity Fund Class 3A
Major Advisors Performance
Q3 2018 and YTD
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
-7.00%
-8.00%
-9.00%
Emil Van Essen
JE Moody
Red Oak
Rosetta
Welton
Non-Major Advisors
Q3 2018
YTD

None of the seven sectors traded in the Frontier Long/Short Commodity Fund were profitable in Q3 2018 and None of the seven were profitable YTD. Energies, Base Metals, Grains, Meats, Precious Metals, Softs and Financials finished negative for the quarter. Energies, Base Metals, Grains, Meats, Precious Metals Softs and Financials finished negative YTD.

In terms of major CTA performance JE Moody finished positive for the quarter. Emil Van Essen, Red Oak, Rosetta and Welton were negative for the quarter

JE Moody and Rosetta were positive YTD while, Emil Van Essen, Red Oak and Welton were negative YTD.

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

For the nine months ended September 30, 2017, the Frontier Long/Short Commodity Fund recorded net loss on investments of $231,314, net investment loss of $131,706, and total expenses of $131,706, resulting in a net decrease in Owners’ capital from operations of $363,020. The NAV per Unit, Class 2, decreased from $129.56 at December 31, 2016 to $116.32 as of September 30, 2017. The NAV per Unit, Class 3, decreased from $130.80 at December 31, 2016 to $122.04 as of September 30, 2017. The NAV per Unit, Class 1a, decreased from $92.78 at December 31, 2016 to $83.26 as of September 30, 2017. The NAV per Unit, Class 2a, decreased from $105.67 at December 31, 2016 to $95.36 as of September 30, 2017. The NAV per Unit, Class 3a, decreased from $107.50 at December 31, 2016 to $99.79 as of September 30, 2017. Total Class 2 redemptions for the period were $460,379. Total Class 3 redemptions for the period were $1,665,875. Total Class 1a redemptions were $1,783,854. Class 2a redemptions for the period were $450,732. Class 3a subscriptions and redemptions for the period were $1,051,248 and $847,983 respectively. Ending capital at September 30, 2017 was $323,267 for Class 2, $2,558,912 for Class 3, $130,409 for Class 1a, $467,824 for Class 2a and $1,264,520 for Class 3a. Ending capital at December 31, 2016 was $808,363 for Class 2, $4,405,863 for Class 3, $1,913,595 for Class 1a, $963,195 for Class 2a and $1,174,511 for Class 3a.

The Frontier Long/Short Commodity Fund may have both long and short exposure to the Base Metals, Energies, Grains, Meats, Precious Metals, Financials and Softs sectors, although the majority of the exposure will typically be in the Energies, Metals and Softs sectors.

Equniox Frontier Long/Short Commodity Fund Class 2 Major Advisors...
10.00%
0.00%
-10.00%
-20.00%
Chesapeake
Emil Van Essen
JE Moody
Red Oak
Rosetta
Welton
Non-Major Advisors
Q3 2017

Equinox Frontier Long/Short Commodity Fund Class 2A Major Advisors...
10.00%
0.00%
-10.00%
Chesapeake
Emil Van Essen
JE Moody
Red Oak
Rosetta
Welton
Non-Major Advisors
Q3 2017

Equinox Frontier Long/Short Commodity Fund Class 3 Major Advisors...
10.00%
0.00%
-10.00%
Chesapeake
Emil Van Essen
JE Moody
Red Oak
Rosetta
Welton
Non-Major Advisors
Q3 2017

Equinox Frontier Long/Short Commodity Fund Class 3A Major Advisors...
10.00%
0.00%
-10.00%
-20.00%
Chesapeake
Emil Van Essen
JE Moody
Red Oak
Rosetta
Welton
Non-Major Advisors
Q3 2017

Four of the seven sectors traded in the Frontier Long/Short Commodity Fund was profitable in Q3 2017 and three of the seven were profitable YTD. Base Metal, Energies and Precious Metals were profitable for Q3 2017 while Grains, Softs and Financials finished negative for the quarter. Energies, Meats and Precious Metals was profitable for YTD while Base Metals, Grains, Softs and Financials finished negative YTD

In terms of major CTA performance Emil Van Essen, JE Moody and Red Oak finished positive for the quarter. Chesapeake, Rosetta and Welton were negative for the quarter.

Emil Van Essen and Red Oak were positive YTD while Chesapeake, JE Moody, Rosetta and Welton were negative YTD.

Frontier Balanced Fund

2018

The Frontier Balanced Fund—Class 1 NAV lost 11.88% and lost 4.90%, respectively, for the nine months ended September 30, 2018 and 2017, net of fees and expenses; the Frontier Balanced Fund —Class 2 NAV lost 9.86% and lost 2.74%, respectively, for the nine months ended September 30, 2018 and 2017, net of fees and expenses; the Frontier Balanced Fund —Class 2a NAV lost 9.84% and lost 2.14%, respectively, for the nine months ended September 30, 2018 and 2017, net of fees and expenses; the Frontier Balanced Fund —Class 3a NAV lost 9.84% and 2.41%, respectively, for the nine months ended September 30, 2018 and 2017, net of fees and expenses; the Frontier Balanced Fund —Class 1AP NAV lost 9.92% and lost 2.25% for the nine months ended September 30, 2018 and 2017, net of fees and expenses.

For the nine months ended September 30, 2018, the Frontier Balanced Fund recorded net loss on investments of $3,185,079 net investment loss of $1,975,859, and total expenses of $2,011,395, resulting in a net decrease in Owners’ capital from operations of $5,160,938. The NAV per Unit, Class 1, decreased from $135.96 at December 31, 2017 to $119.81 as of September 30, 2018. The NAV per Unit, Class 1AP, decreased from $150.56 at December 31, 2017 to $135.63 as of September 30, 2018. The NAV per Unit, Class 2, decreased from $202.90 at December 31, 2017 to $182.90 as of September 30, 2018. The NAV per Unit, Class 2a, decreased from $175.77 at December 31, 2017 to $158.48 as of September 30, 2018. The NAV per Unit, Class 3a, decreased from $175.18 at December 31, 2017 to $157.94 as of September 30, 2018. Total Class 1 subscriptions and redemptions for the period were $0 and $6,038,368 respectively. Total Class 1AP redemptions for the period were $111,300. Total Class 2 subscriptions and redemptions for the period were $0 and $1,514,640, respectively. Total Class 2a subscriptions and redemptions for the period were $0 and $75,968, respectively. Total Class 3a redemptions for the period were $348,080. Ending capital at September 30, 2018 was $28,460,992 for Class 1, $431,663 for Class 1AP, $4,815,402 for Class 2, $368,147 for Class 2a, and $906,681 for Class 3a. Ending capital at December 31, 2017 was $38,744,003 for Class 1, $601,247 for Class 1AP, $6,977,027 for Class 2, $529,931 for Class 2a and $1,379,971 for Class 3a.

The Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors.

Frontier Balanced Fund Class 1 Sector Attributions
Q3 2018 and YTD
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2018
YTD

Frontier Balanced Fund Class 1AP Sector Attributions
Q3 2018 and YTD
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2018
YTD

Frontier Balanced Fund Class 2 Sector Attributions
Q3 2018 and YTD
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2018
YTD

Frontier Balanced Fund Class 2A Sector Attributions
Q3 2018 and YTD
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2018
YTD

Frontier Balanced Fund Class 3A Sector Attributions
Q3 2018 and YTD
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2018
YTD

Frontier Balanced Fund Class 1 Major Advisors
Performance
Q3 2018 and YTD
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
Aspect Capital Limited
Beach Horizon
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Quantmetrics
Welton
Winton
Non-Major Advisors
Q3 2018
YTD

Frontier Balanced Fund Class 1AP Major Advisors Performance Q3 2018 and YTD
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
Aspect Capital Limited
Beach Horizon
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Quantmetrics
Welton
Winton
Non-Major Advisors
Q3 2018
YTD

Frontier Balanced Fund Class 2 Major Advisors Performance Q3 2018 and YTD
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
Aspect Capital Limited
Beach Horizon
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Quantmetrics
Welton
Winton
Non-Major Advisors
Q3 2018
YTD

Frontier Balanced Fund Class 2A Major Advisors
Performance
Q3 2018 and YTD
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
Aspect Capital Limited
Beach Horizon
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Quantmetrics
Welton
Winton
Non-Major Advisors
Q3 2018
YTD

Frontier Balanced Fund Class 3A Major Advisors Performance
Q3 2018 and YTD
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
Aspect Capital Limited
Beach Horizon
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Quantmetrics
Welton
Winton
Non-Major Advisors
Q3 2018
YTD

Two of the six sectors traded in the Frontier Balanced Fund were profitable in Q3 2018 and two of the six were profitable YTD. Metals and Agriculturals were profitable for Q3 2018 while Currencies and Energies were profitable YTD. Energies, Interest Rates, Currencies and Stock Indices were negative for the quarter, while Agriculturals, Interest Rates, Metals and Stock Indices finished negative YTD.

In terms of major CTA performance Fort, Welton and Winton finished positive for the quarter. Aspect, Beach Horizon, Crabel, Emil Van Essen, H20, Quantmetrics and Quantitative Investment Management were negative for the quarter.

Crabel and Winton were positive YTD while Aspect, Beach Horizon, Emil Van Essen, Fort, H20, Quantitative Investment Management, Quantmetrics and Welton were negative YTD.

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

The Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors.

Equinox Frontier Balanced Fund Class 3A Sector Attributions Q3 2017 and YTD
20.00%
0.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total

Equinox Frontier Balanced Fund Class 1 Major Advisors Performance...
5.00%
0.00%
-5.00%
Aspect Capital...
Beach Horizon
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Quantmetrics
Welton
Winton
Non-Major Advisors

Equinox Frontier Balanced Fund Class 1AP Major Advisors Performance...
5.00%
0.00%
-5.00%
Aspect Capital...
Beach Horizon
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Quantmetrics
Welton
Winton
Non-Major Advisors

Equinox Frontier Balanced Fund Class 2 Major Advisors Performance...
5.00%
0.00%
-5.00%
Aspect Capital Limited
Beach Horizon
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Quantmetrics
Welton
Winton
Non-Major Advisors

Equinox Frontier Balanced Fund Class 2A Major Advisors Performance...
5.00%
0.00%
-5.00%
Aspect Capital Limited
Beach Horizon
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Quantmetrics
Welton
Winton
Non-Major Advisors

Equinox Frontier Balanced Fund Class 3A Major Advisors Performance...
5.00%
0.00%
-5.00%
Aspect Capital Limited
Beach Horizon
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Quantmetrics
Welton
Winton
Non-Major Advisors

Two of the six sectors traded in the Frontier Balanced Fund were profitable in Q3 2017 and one of the six was profitable YTD. Energies and Stock Indices were profitable for Q3 2016 while Metals, Currencies, Agriculturals and Interest Rates finished negative for the quarter. Stock Indices were profitable YTD while Currencies, Energies, Agriculturals and Interest Rates finished negative YTD.

In terms of major CTA performance Emil Van Essen, Fort and H20 finished positive for the quarter. Aspect, Beach Horizon, Crabel, QIM, Quantmetrics, Welton and Winton were negative for the quarter.

Emil Van Essen, Fort, H20 and QIM were positive YTD while Aspect, Beach Horizon, Crabel, Quantmetrics, Welton and Winton were negative YTD.

Frontier Select Fund

2018

The Frontier Select Fund—Class 1 NAV lost 16.46% and lost 20.84%, respectively, for the nine months ended September 30, 2018 and 2017, net of fees and expenses; the Frontier Select Fund —Class 2 NAV lost 14.56% and lost 19.06% respectively for the nine months ended September 30, 2018 and 2017, net of fees and expenses; the Frontier Select Fund —Class 1AP NAV lost 14.57% and 19.06%, respectively, for the nine months ended September 30, 2018 and 2017.

For the nine months ended September 30, 2018, the Frontier Select Fund recorded net loss on investments of $865,762, net investment loss of $197,890, and total expenses of $197,890, resulting in a net decrease in Owners’ capital from operations of $1,063,652. The NAV per Unit, Class 1, decreased from $90.27 at December 31, 2017 to $75.41 as of September 30, 2018. The NAV per Unit, Class 1AP, decreased from $100.02 at December 31, 2017 to $85.45 as of September 30, 2018. The NAV per Unit, Class 2, decreased from $132.73 at December 31, 2017 to $113.40 as of September 30, 2018. Total Class 1 subscriptions and redemptions for the period were $0 and $813,081 respectively. Total Class 1AP redemptions for the period were $3,144. Total Class 2 subscriptions and redemptions for the period were $0 and $525,844, respectively. Ending capital at September 30, 2018 was $4,179,762 for Class 1, $17,905 for Class 1AP and $198,540 for Class 2. Ending capital at December 31, 2017 was $5,912,980 for Class 1, $23,354 for Class 1AP and $865,594 for Class 2.

The Frontier Select Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, Hybrids and Commodities sectors.

Frontier Select Fund Class 1 Sector Attributions
Q3 2018 and YTD
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2018
YTD

Frontier Select Fund Class 1AP Sector Attributions
Q3 2018 and YTD
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2018
YTD

Frontier Select Fund Class 2 Sector Attributions
Q3 2018 and YTD
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2018
YTD

Frontier Select Fund Class 1 Major Advisor Performance
Q3 2018 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
Brevan Howard
Transtrend
Welton
Q3 2018
YTD

Frontier Select Fund Class 1AP Major Advisor Performance
Q3 2018 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
Brevan Howard
Transtrend
Welton
Q3 2018
YTD

Frontier Select Fund Class 2 Major Advisor Performance
Q3 2018 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
Brevan Howard
Transtrend
Welton
Q3 2018
YTD

Four of the six sectors traded in the Frontier Select Fund were profitable in Q3 2018 and two of the six were profitable YTD. Metals, Currencies, Agriculturals and Stock Indices were positive while Energies and Interest Rates were negative for the quarter. Energies and Interest Rates were profitable YTD while Metals, Currencies Agriculturals and Stock Indices finished negative YTD.

In terms of major CTA performance, Transtrend finished positive for the quarter and Brevan Howard and Welton finished negative. There was no positive CTA performance in the Frontier Select Fund YTD.

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

Equinox Frontier Select Fund Class 1 Sector Attributions Q3 2017 and YTD
20.00%
0.00%
-20.00%
-40.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2017

Equinox Frontier Select Fund Class 1AP Sector Attributions Q3 2017 and YTD
20.00%
0.00%
-20.00%
-40.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2017

Equinox Frontier Select Fund Class 2 Sector Attributions Q3 2017 and YTD
20.00%
0.00%
-20.00%
-40.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2017

Equinox Frontier Select Fund Class 1 Major Advisor Performance Q3 2017 and YTD
10.00%
0.00%
-10.00%
-20.00%
Brevan Howard
Transtrend
Welton
Q3 2017

Three of the six sectors traded in the Frontier Select Fund were profitable in Q3 2017 and one of the six were profitable YTD. Metals, Energies and Stock Indices were positive while Currencies, Agriculturals and Interest Rates were negative for the quarter. Stock Indices were profitable YTD while Metals, Currencies, Energies, Agriculturals and Interest Rates finished negative YTD.

In terms of major CTA performance, Brevan Howard finished positive for the quarter and negative YTD. Transtrend and Welton finished negative for both the quarter and YTD.

Frontier Winton Fund

2018

The Frontier Winton Fund—Class 1 NAV lost 8.21% and lost 7.90%, respectively, for the nine months ended September 30, 2018 and 2017, net of fees and expenses; the Frontier Winton Fund —Class 2 NAV lost 4.76% and lost 5.82%, respectively, for the nine months ended September 30, 2018 and 2017, net of fees and expenses; the Frontier Winton Fund —Class 1AP NAV lost 6.19% and lost 5.82%, respectively, for the nine months ended September 30, 2018 and 2017.

For the nine months ended September 30, 2018, the Frontier Winton Fund recorded net loss on investments of $338,678, net investment loss of $855,067, and total expenses of $855,067, resulting in a net decrease in Owners’ capital from operations of $1,193,745. The NAV per Unit, Class 1, decreased from $159.08 at December 31, 2017 to $146.02 as of September 30, 2018. The NAV per Unit, Class 1AP, decreased from $176.44 at December 31, 2017 to $165.51 as of September 30, 2018. The NAV per Unit, Class 2, decreased from $216.50 at December 31, 2017 to $206.20 as of September 30, 2018. Total Class 1 subscriptions and redemptions for the period were $0 and $2,251,329, respectively. There were no subscriptions or redemptions for Class 1AP. Total Class 2 subscriptions and redemptions for the period were $0 and $1,129,083, respectively. Ending capital at September 30, 2018 was $9,745,132 for Class 1, $35,337 for Class 1AP, and $495,023 for Class 2. Ending capital at December 31, 2017 was $13,102,614 for Class 1, $37,761 for Class 1AP and $1,709,275 for Class 2.

The Frontier Winton Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors.

Frontier Winton Fund Class 1 Sector Attributions
Q3 2018 and YTD
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2018
YTD

Frontier Winton Fund Class 1AP Sector Attributions
Q3 2018 and YTD
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
-7.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2018
YTD

Frontier Winton Fund Class 2 Sector Attributions
Q3 2018 and YTD
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2018
YTD

One of the six sectors traded in the Frontier Winton Fund was profitable in Q3 2018 and two of the six were profitable YTD. Agriculturals were positive while Currencies, Metals, Energies, Interest Rates and Stock Indices were negative for the quarter. Energies and Agriculturals are positive YTD while Metals, Currencies, Interest Rates and Stock Indices were negative YTD.

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

The Frontier Winton Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors.

Equinox Frontier Winton Fund Class 1 Sector Attributions...
20.00%
0.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total

Equinox Frontier Winton Fund Class 1AP Sector Attributions...
20.00%
0.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total

Equinox Frontier Winton Fund Class 2 Sector Attributions Q3 2017 and YTD
10.00%
0.00%
-10.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total

One of the six sectors traded in the Frontier Winton Fund was profitable in Q3 2017 and one was positive YTD.. Stock Indices were positive while Metals, Currencies, Energies, Agriculturals and Interest Rates were negative for the quarter. Stock Indices are positive YTD while Metals, Currencies, Energies, Agriculturals and Interest Rates are negative YTD.

Frontier Heritage Fund

2018

The Frontier Heritage Fund—Class 1 NAV lost 16.59% and lost 11.36%, respectively, for the nine months ended September 30, 2018 and 2017 net of fees and expenses; the Frontier Heritage Fund —Class 2 NAV lost 14.69% and lost 9.37%, respectively for the nine months ended September 30, 2018 and 2017, net of fees and expenses; the Frontier Heritage Fund —Class 1AP NAV lost 14.67% and lost 9.37%, respectively, for the nine months ended September 30, 2018 and 2017.

For the nine months ended September 30, 2018, the Frontier Heritage Fund recorded net loss on investments of $695,929, net investment loss of $304,427, and total expenses of $304,427, resulting in a net decrease in Owners’ capital from operations of $959,592, after non-controlling interests of $40,764. The NAV per Unit, Class 1, decreased from $121.19 at December 31, 2017 to $101.10 as of September 30, 2018. The NAV per Unit, Class 1AP, decreased from $134.28 at December 31, 2017 to $114.58 as of September 30, 2018. The NAV per Unit, Class 2, decreased from $179.70 at December 31, 2017 to $153.31 as of September 30, 2018. Total Class 1 subscriptions and redemptions for the period were $0 and $783,919, respectively. Total Class 1AP redemptions were 4,081. Total Class 2 subscriptions and redemptions for the period were $0 and $7,000, respectively. Ending capital at September 30, 2018 was $3,805,123 for Class 1, $1,011 for Class 1AP and $641,900 for Class 2. Ending capital at December 31, 2017 was $5,435,871 for Class 1, $6,083 for Class 1AP and $760,672 for Class 2.

The Frontier Heritage Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors.

Frontier Heritage Fund Class 1 Sector Attributions
Q3 2018 and YTD
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2018
YTD

Frontier Heritage Fund Class 1AP Sector Attributions
Q3 2018 and YTD
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2018
YTD

Frontier Heritage Fund Class 2 Sector Attributions
Q3 2018 and YTD
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2018
YTD

Frontier Heritage Fund Class 1 Major Advisors Performance Q3 2018 and YTD
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
Brevan Howard
Welton
Winton
Q3 2018
YTD

Frontier Heritage Fund Class 1AP Major Advisors
Performance
Q3 2018 and YTD
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Brevan Howard
Welton
Winton
Q3 2018
YTD

Frontier Heritage Fund Class 2 Major Advisors
Performance
Q3 2018 and YTD
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Brevan Howard
Welton
Winton
Q3 2018
YTD

Three of the six sectors traded in the Frontier Heritage Fund were profitable in Q3 2018 and one of the six was profitable YTD. Currencies, Agriculturals and Interest Rates were positive while Energies, Metals and Stock Indices were negative for the quarter. Currencies were profitable YTD while Metals, Agriculturals, Energies and Interest Rates finished negative YTD.

In terms of major CTA performance, Winton was positive for Q3 while Welton and Brevan Howard were both negative for the quarter and Welton, Brevan Howard and Winton were negative YTD.

2017

The Frontier Heritage Fund—Class 1 NAV lost 11.36% and gained 0.30%, respectively, for the nine months ended September 30, 2017 and 2016 net of fees and expenses; the Frontier Heritage Fund —Class 2 NAV lost 9.37% and gained 2.60%, respectively for the nine months ended September 2017 and 2016, net of fees and expenses; the Frontier Heritage Fund —Class 1AP NAV lost 9.37% and gained 2.60%, respectively, for the nine months ended September 30, 2017 and 2016.

For the nine months ended September 30, 2017, the Frontier Heritage Fund recorded net loss on investments of $725,978, net investment loss $445,913, and total expenses of $445,913, resulting in a net decrease in Owners’ capital from operations of $922,727, after non-controlling interests of $249,164. The NAV per Unit, Class 1, decreased from $119.58 at December 31, 2016 to $105.99 as of September 30, 2017. The NAV per Unit, Class 1AP, decreased from $128.60 at December 31, 2016 to $116.55 as of September 30, 2017. The NAV per Unit, Class 2, decreased from $172.10 at December 31, 2016 to $155.97 as of September 30, 2017. Total Class 1 subscriptions and redemptions for the period were $9,861 and $1,808,099, respectively. There were no subscriptions or redemptions for Class 1AP. Total Class 2 subscriptions and redemptions for the period were $24,575 and $1,856,707, respectively. Ending capital at September 30, 2017 was $4,964,672 for Class 1, $5,280 for Class 1AP and $734,224 for Class 2. Ending capital at December 31, 2016 was $7,507,072 for Class 1, $5,826 for Class 1AP and $2,744,375 for Class 2.

The Frontier Heritage Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Equinox Frontier Heritage Fund Class 2 Sector Attributions Q3 2017 and YTD
20.00%
0.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2017

Equinox Frontier Heritage Fund Class 1 Major Advisors Performance...
5.00%
0.00%
-5.00%
-10.00%
Brevan Howard
Welton
Winton
Q3 2017

Equinox Frontier Heritage Fund Class 1AP Major Advisors Performance Q3 2017 and YTD
5.00%
0.00%
-5.00%
-10.00%
Brevan Howard
Welton
Winton
Q3 2017

Equinox Frontier Heritage Fund Class 2 Major Advisors Performance...
5.00%
0.00%
-5.00%
-10.00%
Brevan Howard
Welton
Winton
Q3 2017

Two of the six sectors traded in the Frontier Heritage Fund were profitable in Q3 2017 and one of the six was profitable YTD. Energies and Stock Indices were positive while Metals, Currencies, Agriculturals and Interest Rates were negative for the quarter. Stock Indices were profitable YTD while Metals, Currencies, Energies, Agriculturals and Interest Rates finished negative YTD.

In terms of major CTA performance, Brevan Howard finished positive for the quarter and negative YTD. Welton and Winton finished negative for both the quarter and YTD.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Trust is a speculative commodity pool. The market sensitive instruments which are held by the Trading Companies or Galaxy Plus entities in which the Series are invested are acquired for speculative trading purposes and all or a substantial amount of the Series’ assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Series’ main line of business.

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

The Trading Companies’ and Galaxy Plus entities’ and consequently the Series’ primary market risk exposures as well as the strategies used and to be used by the Trading Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Trust’s and the Managing Owner’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Trading Companies and Galaxy Plus entities and consequently the Trust. There can be no assurance that the Trading Companies’ and Galaxy Plus entities’ current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in a Series.

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

Value at Risk by Market Sectors

The following tables present the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of September 30, 2018 and December 31, 2017. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

DOMESTIC EXPOSURE
Frontier Diversified Fund:

	September 30, 2018		December 31, 2017
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$5,722,256	33.77%	$6,395,053	29.79%
Currencies	161,794	0.95%	63,093	0.29%
Stock Indices	174	0.00%	34,558	0.16%
Metals	52,302	0.31%	218,878	1.02%
Agriculturals/Softs	29,337	0.17%	14,196	0.07%
Energy	13,940	0.08%	66,604	0.31%
Total:	$5,979,803	35.29%	$6,792,381	31.64%

Frontier Long/Short Commodity Fund:

	September 30, 2018		December 31, 2017
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$402,975	13.39%	$397,039	9.33%
Currencies	—	0.00%	—	0.00%
Stock Indices	—	0.00%	—	0.00%
Metals	—	0.00%	—	0.00%
Agriculturals/Softs	—	0.00%	—	0.00%
Energy	—	0.00%	—	0.00%
Total:	$402,975	13.39%	$397,039	9.33%

Frontier Masters Fund:

	September 30, 2018		December 31, 2017
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$16,772	0.25%	$10,512	0.09%
Currencies	147,028	2.16%	35,692	0.30%
Stock Indices	158	0.00%	19,550	0.16%
Metals	47,528	0.70%	123,822	1.04%
Agriculturals/Softs	26,660	0.39%	8,031	0.07%
Energy	12,668	0.19%	37,679	0.32%
Total:	$250,814	3.69%	$235,286	3.38%

Frontier Balanced Fund:

	September 30, 2018		December 31, 2017
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$10,421,896	29.79%	$11,368,274	23.64%
Currencies	1,382,093	3.95%	167,215	0.35%
Stock Indices	20,350	0.06%	51,406	0.11%
Metals	112,015	0.32%	462,467	0.96%
Agriculturals/Softs	71,287	0.20%	70,758	0.15%
Energy	49,393	0.14%	222,766	0.46%
Total:	$12,057,034	34.47%	$12,342,887	25.67%

Frontier Select Fund:

	September 30, 2018		December 31, 2017
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$981,739	22.33%	$1,500,264	22.06%
Currencies	—	0.00%	—	0.00%
Stock Indices	—	0.00%	—	0.00%
Metals	—	0.00%	—	0.00%
Agriculturals/Softs	—	0.00%	—	0.00%
Energy	—	0.00%	—	0.00%
Total:	$981,739	22.33%	$1,500,264	22.06%

Frontier Winton Fund:

	September 30, 2018		December 31, 2017
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$77,151	0.75%	$61,564	0.41%
Currencies	676,328	6.58%	209,040	1.40%
Stock Indices	727	0.01%	114,498	0.77%
Metals	218,630	2.13%	725,189	4.85%
Agriculturals/Softs	122,636	1.19%	47,034	0.31%
Energy	58,273	0.57%	220,673	1.48%
Total:	$1,153,745	11.23%	$1,377,999	9.22%

Frontier Heritage Fund:

	September 30, 2018		December 31, 2017
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$1,057,366	21.21%	$1,606,116	23.68%
Currencies	124,664	2.50%	40,791	0.60%
Stock Indices	134	0.00%	22,343	0.33%
Metals	40,299	0.81%	141,511	2.09%
Agriculturals/Softs	22,605	0.45%	9,178	0.14%
Energy	10,741	0.22%	43,061	0.63%
Total:	$1,255,809	25.18%	$1,863,001	27.47%

FOREIGN EXPOSURE
Frontier Diversified Fund

	September 30, 2018		December 31, 2017
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$17,411	0.10%	$20,044	0.09%
Currencies	582	0.00%	29,397	0.14%
Stock Indices	6,362	0.04%	29,331	0.14%
Metals	—	0.00%	—	0.00%
Agriculturals/Softs	5,267	0.03%	3,343	0.02%
Total:	$30,111	0.18%	$83,811	0.39%

Frontier Long/Short Commodity Fund

	September 30, 2018		December 31, 2017
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$—	0.00%	$—	0.00%
Currencies	—	0.00%	—	0.00%
Stock Indices	—	0.00%	—	0.00%
Metals	—	0.00%	—	0.00%
Agriculturals/Softs	—	0.00%	—	0.00%
Total:	$—	0.00%	$—	0.00%

Frontier Masters Fund

	September 30, 2018		December 31, 2017
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$15,822	0.23%	$11,339	0.09%
Currencies	529	0.01%	16,630	0.14%
Stock Indices	5,782	0.09%	16,593	0.14%
Metals	—	0.00%	—	0.00%
Agriculturals/Softs	4,787	0.07%	1,891	0.02%
Energy	444	0.01%	960	0.01%
Total:	$27,363	0.40%	$47,413	0.40%

Frontier Balanced Fund:

	September 30, 2018		December 31, 2017
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$73,868	0.21%	$57,304	0.12%
Currencies	1,120	0.00%	43,214	0.09%
Stock Indices	37,881	0.11%	54,910	0.11%
Metals	—	0.00%	—	0.00%
Agriculturals/Softs	16,596	0.05%	17,823	0.04%
Energy	940	0.00%	2,495	0.01%
Total:	$130,405	0.37%	$175,746	0.37%

Frontier Select Fund:

	September 30, 2018		December 31, 2017
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$—	0.00%	$—	0.00%
Currencies	—	0.00%	—	0.00%
Stock Indices	—	0.00%	—	0.00%
Metals	—	0.00%	—	0.00%
Agriculturals/Softs	—	0.00%	—	0.00%
Energy	—	0.00%	—	0.00%
Total:	$—	0.00%	$—	0.00%

Frontier Winton Fund:

	September 30, 2018		December 31, 2017
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$72,781	0.71%	$66,410	0.44%
Currencies	2,432	0.02%	97,397	0.65%
Stock Indices	26,596	0.26%	97,179	0.65%
Metals	—	0.00%	—	0.00%
Agriculturals/Softs	22,018	0.21%	11,075	0.07%
Energy	2,043	0.02%	5,623	0.04%
Total:	$125,868	1.22%	$277,684	1.86%

Frontier Heritage Fund:

	September 30, 2018		December 31, 2017
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$13,415	0.27%	$12,959	0.19%
Currencies	448	0.01%	19,006	0.28%
Stock Indices	4,902	0.10%	18,963	0.28%
Metals	—	0.00%	—	0.00%
Agriculturals/Softs	4,058	0.08%	2,161	0.03%
Energy	376	0.01%	1,097	0.02%
Total:	$23,201	0.47%	$54,186	0.80%

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

Non-Trading Risk

The Series have non-trading market risk on their foreign cash balances not needed for margin. However, these balances, as well as the market risk they represent, are immaterial. The Series also have non-trading market risk as a result of investing a portion of their available assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress of the U.S. or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government and certain cash items such as money market funds, certificates of deposit (under three months) and time deposits. The market risk represented by these investments is also immaterial.

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of September 30, 2018, by market sector.

Interest Rates

Interest rate risk is one of the principal market exposures of each Series. Interest rate movements directly affect the price of interest rate futures positions held and indirectly the value of a Trading Company’s stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact profitability. The primary interest rate exposure is to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Trading Companies and Galaxy Plus entities also may take futures positions on the government debt of smaller nations. The Managing Owner anticipates that G-7 interest rates will remain the primary market exposure of each Trading Company and Galaxy Plus entities and accordingly of each Series for the foreseeable future. The changes in interest rates which are expected to have the most effect on the Series are changes in long-term, as opposed to short-term rates. Most of the speculative positions to be held by the Trading Companies and Galaxy Plus entities will be in medium- to long-term instruments. Consequently, even a material change in short-term rates is expected to have little effect on the Series if the medium- to long-term rates remain steady. Aggregate interest income from all sources, including assets held at clearing brokers, of up to 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Winton Fund, Frontier Select Fund and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a, Class 3a only), Frontier Masters Fund and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 20% of the total interest allocated to each Series was paid to the Managing Owner from January 1, 2017 through April 28, 2017; thereafter 100% of the interest is retained by the respective Series.

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

Metals

For each Series, its Metals market exposure is fluctuations in the price of both precious Metals, including gold and silver, as well as base Metals including aluminum, copper, nickel and zinc. Some Metals, such as gold, are used as surrogate stores of value, in place of hard currency and thus have currency or interest rate risk associated with them relative to their price in a specific currency. Other Metals, such as silver, platinum, copper and steel, have substantial industrial applications and may be subject to forces affecting industrial production and demand.

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

However, because certain of the Trading Advisors’ strategies involve some discretionary aspects in addition to their technical factors, certain of the Trading Advisors may occasionally use discretion in investing the assets of a Trading Company. For example, the Trading Advisors often use discretion in selecting contracts and markets to be followed. In exercising such discretion, such Trading Advisor may take positions opposite to those recommended by the Trading Advisor’s trading system or signals. Discretionary decision making may also result in a Trading Advisor failing to capitalize on certain price trends or making unprofitable trades in a situation where another trader relying solely on a systematic approach might not have done so. Furthermore, such use of discretion may not enable the relevant Series of the Trust to avoid losses and in fact, such use of discretion may cause such Series to forego profits which it may have otherwise earned had such discretion not been used.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chairman and Chief Financial Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), for the Trust and each Series as of September 30, 2018 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon their evaluation, the Chairman and Chief Financial Officer of the Managing Owner concluded that, as of the Evaluation Date, the disclosure controls and procedures for the Trust and each Series were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust and each Series required to be included in the Trust’s periodic SEC filing.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting for the quarter ended September 30, 2018.

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

The following table provides information regarding the sale of unregistered Units by the Trust for the nine months ended September 30, 2018. The number of Units listed below for each transaction is the aggregate number of Units in the particular Series of the Trust purchased in such transaction. The consideration listed below for each transaction is, except as otherwise noted, the aggregate amount of cash paid for the Units purchased. For each transaction reported below, the price per Unit was NAV per Unit at the time of the transaction and the Managing Owner of the Trust was the purchaser of the Units. No underwriting discount or sales commission was paid or received with respect to any of the transactions reported below. The Trust claims an exemption from registration of each of the transactions listed below under Section 4(a)(2) of the Securities Act of 1933, as amended, as a sale by an issuer not involving a public offering.

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

Frontier Funds
(Registrant)

Date: November 19, 2018	By:	/s/ PATRICK J. KANE
Patrick J. Kane
Chairman, Chief Financial Officer, Chief Accounting Officer and Managing Member of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Balanced Fund,
a Series of Frontier Funds
(Registrant)

Date: November 19, 2018	By:	/s/ PATRICK J. KANE
Patrick J. Kane
Chairman, Chief Financial Officer, Chief Accounting Officer and Managing Member of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Heritage Fund,
a Series of Frontier Funds
(Registrant)

Date: November 19, 2018	By:	/s/ PATRICK J. KANE
Patrick J. Kane
Chairman, Chief Financial Officer, Chief Accounting Officer and Managing Member of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Winton Fund,
a Series of Frontier Funds
(Registrant)

Date: November 19, 2018	By:	/s/ PATRICK J. KANE
Patrick J. Kane
Chairman, Chief Financial Officer, Chief Accounting Officer and Managing Member of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Select Fund,
a Series of Frontier Funds (Registrant)

Date: November 19, 2018	By:	/s/ PATRICK J. KANE
Patrick J. Kane
Chairman, Chief Financial Officer, Chief Accounting Officer and Managing Member of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Long/Short Commodity Fund, a Series of Frontier Funds (Registrant)

Date: November 19, 2018	By:	/s/ PATRICK J. KANE
Patrick J. Kane
Chairman, Chief Financial Officer, Chief Accounting Officer and Managing Member of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Diversified Fund,
a Series of Frontier Funds
(Registrant)

Date: November 19, 2018	By:	/s/ PATRICK J. KANE
Patrick J. Kane
Chairman, Chief Financial Officer, Chief Accounting Officer and Managing Member of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Masters Fund,
a Series of Frontier Funds
(Registrant)

Date: November 19, 2018	By:	/s/ PATRICK J. KANE
Patrick J. Kane
Chairman, Chief Financial Officer, Chief Accounting Officer and Managing Member of Frontier Fund Management LLC, the Managing Owner of Frontier Funds