Form 10-Q/A
period 2018-09-30
Frontier Funds; Frontier Long/Short Commodity Fund; Frontier Select Fund; Frontier Winton Fund; Frontier Heritage Fund; Frontier Balanced Fund; Frontier Masters Fund; Frontier Diversified Fund
filed 2018-11-20
CIK 1261379, 1389128, 1389125, 1389124, 1389123, 1389122, 1450722, 1450720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

EXPLANATORY NOTE

The purpose of this amendment to the form 10-Q for the quarter ended September 30, 2018 of Frontier Funds, as filed with the Securities and Exchange Commission on November 19, 2018, is to furnish corrections regarding the presentation within the Statement of Financial Condition for the Trust. Net Assets of the Trust did not change as a result of this correction.

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

The Series of Frontier Funds

Statements of Cash Flows

For the Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	9/30/2018	9/30/2017	9/30/2018	9/30/2017	9/30/2018	9/30/2017

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(1,903,625)	$238,150	$(1,708,101)	$(1,551,987)	$(475,610)	$(363,020)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in ownership allocation of U.S. Treasury securities	(69,880)	3,813,934	1,589,162	(317,619)	(208,272)	2,332,067
Net unrealized (gain)/loss on swap contracts	(299,525)	(147,788)		—	(74,903)	(39,954)
Net unrealized (gain)/loss on U.S. Treasury securities	609	(569,536)	(10,785)	(328,820)	(1,715)	212,189
Net realized (gain)/loss on U.S. Treasury securities	48,013	354,609	45,508	286,742	34,564	(227,895)
Net unrealized (gain)/loss on private investment companies	1,717,819	207,161	1,253,590	977,064	274,347	329,330
Net realized (gain)/loss on private investment companies	(45,769)	(1,567,660)	(96,298)	(429,868)	186,723	4,741
(Purchases) sales of:
Sales of U.S. Treasury securities	1,665,387	2,785,190	1,553,660	3,016,330	1,189,411	(2,713,824)
Purchase of U.S. Treasury securities	(1,841,423)	—	(2,041,104)	—	(887,337)	—
U.S. Treasury interest and premium paid/amortized	25,935	27,016	14,162	29,147	13,128	(10,182)
Purchase of Private Investment Companies	(3,430,348)	(13,705,362)	(2,928,656)	(7,857,452)	(1,081,849)	(2,634,827)
Reduction of collateral in Swap contracts	1,100,000	2,214,000		—	—	3,850,050
Sale of Private Investment Companies	4,400,709	37,197,835	4,712,267	5,461,344	1,691,274	5,356,545
Increase and/or decrease in:
Investments in unconsolidated trading companies, at fair value	1,079,119	2,378,351	531,197	5,386,133	21,650	(82,293)
Prepaid service fees - Class 1	—	—	—	—	—	—
Interest receivable	6,341	121,045	27,586	69,848	8,761	(2,671)
Receivable from related parties	—	231,671	—	153,157	—	87,670
Other assets	—	(36,188)	2,973	—	(43,557)	—
Incentive fees payable to Managing Owner	(1,950)	—	—	—	—	—
Management fees payable to Managing Owner	4,195	(23,496)	(1,455)	(50,174)	—	—
Interest payable to Managing Owner	—	—	—	—	(59)	9
Trading fees payable to Managing Owner	(13,905)	(77,010)	(16,958)	(7,511)	(2,866)	(10,716)
Service fees payable to Managing Owner	938	55,703	(945)	9,598	(106)	(1,970)
Payables to related parties	—	—	—	—	—	(1,603,124)
Other liabilities	(21,907)	(19,674)	39,602	(5,776)	(0)	(5,481)

Net cash provided by (used in) operating activities	2,420,733	33,477,951	2,965,405	4,840,156	643,584	4,476,644

Cash Flows from Financing Activities:
Proceeds from sale of units	—	785,006	—	67,610	—	—
Payment for redemption of units	(2,618,601)	(34,998,790)	(3,456,368)	(3,779,383)	(769,015)	(4,157,575)
Change in owner redemptions payable	73,079	169,716	114,816	(131,842)	6,185	67,290

Net cash provided by (used in) financing activities	(2,545,522)	(34,044,068)	(3,341,552)	(3,843,615)	(762,830)	(4,090,285)

Net increase (decrease) in cash and cash equivalents	(124,789)	(566,117)	(376,147)	996,541	(119,246)	386,359

Cash and cash equivalents, beginning of period	189,890	674,227	411,695	546,509	152,200	—
Cash and cash equivalents, end of period	$65,101	$108,110	$35,548	$1,543,050	$32,954	$386,359

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Cash Flows

For the Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	Frontier Balanced Fund		Frontier Select Fund
	9/30/2018	9/30/2017	9/30/2018	9/30/2017

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(5,160,938)	$(1,716,147)	$(1,063,652)	$(2,418,472)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	201,996	397,395	—	686,022
Due from Managing Owner	184,106	—	—	—
Net change in ownership allocation of U.S. Treasury securities	53,128	7,943,201	509,154	821,516
Net unrealized (gain)/loss on swap contracts	(509,226)	(420,488)	—	—
Net unrealized (gain)/loss on U.S. Treasury securities	6,119	(483,160)	(1,522)	(202,502)
Net realized (gain)/loss on U.S. Treasury securities	63,298	228,904	14,456	170,783
Net unrealized (gain)/loss on private investment companies	3,522,386	1,919,200	797,340	779,294
Net realized (gain)/loss on private investment companies	(244,703)	(3,954,532)	1,526	45,798
(Purchases) sales of:
Sales of U.S. Treasury securities	2,213,107	887,884	501,919	1,731,714
Purchases of U.S. Treasury securities	(3,228,823)	—	(899,134)	—
U.S. Treasury interest and premium paid/amortized	41,873	24,870	9,132	15,979
Purchase of Private Investment Companies	(6,751,508)	(15,315,922)	(2,471,707)	(6,800,023)
Sale of Private Investment Companies	9,805,250	30,906,344	3,809,055	1,034,717
Reduction of collateral in Swap contracts	2,000,000	7,514,000		—
Increase and/or decrease in:
Receivable from futures commission merchants	4,727,066	492,880	—	8,208,218
Change in control of ownership - trading companies	—	—	—	(3,675,188)
Investments in unconsolidated trading companies, at fair value	1,033,362	3,213,364	63,092	3,361,211
Interest receivable	2,361	174,699	6,820	51,905
Receivable from related parties	(0)	346,875	—	103,407
Other assets	(40,189)	(85,207)	(17,218)	—
Incentive fees payable to Managing Owner	11,554	—	—	—
Management fees payable to Managing Owner	1,063	(12,438)	—	(21,219)
Interest payable to Managing Owner	(32,716)	(18,335)	(593)	(2,644)
Trading fees payable to Managing Owner	(26,198)	(53,625)	(6,368)	(2,558)
Service fees payable to Managing Owner	302	9,837	(6,993)	(9,316)
Risk analysis fees payable	—	8,276	—	(2,303)
Other liabilities	125,196	(89,587)	(5,725)	(5,863)

Net cash provided by (used in) operating activities	7,997,866	31,918,288	1,239,582	3,870,476

Cash Flows from Financing Activities:
Proceeds from sale of units	—	162,799	—	99,812
Payment for redemption of units	(8,088,356)	(31,560,889)	(1,342,069)	(3,914,340)
Change in owner redemptions payable	31,266	(496,370)	10,437	(132,437)

Net cash provided by (used in) financing activities	(8,057,090)	(31,894,460)	(1,335,704)	(3,946,965)

Net increase (decrease) in cash and cash equivalents	(59,224)	23,828	(92,050)	(76,489)

Cash and cash equivalents, beginning of period	164,332	1,083,579	114,973	432,021
Cash and cash equivalents, end of period	$105,108	$1,107,407	$22,923	$355,532

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Cash Flows

For the Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	Frontier Winton Fund		Frontier Heritage Fund
	9/30/2018	9/30/2017	9/30/2018	9/30/2017

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(1,193,745)	$(2,377,597)	$(1,000,357)	$(1,171,891)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	—	1,682,758	—	—
Net change in ownership allocation of U.S. Treasury securities	(1,817,543)	(4,622,172)	(54,774)	635,669
Net unrealized (gain)/loss on swap contracts	—	—	84,079	513,913
Net unrealized (gain) loss on U.S. Treasury securities, at fair value	(11,126)	(1,194,837)	(2,583)	(291,328)
Net realized (gain) loss on U.S. Treasury securities, at fair value	253,908	1,104,301	40,316	211,694
Net unrealized gain/(loss) on private investment companies		—	498,155	120,769
Net realized gain/(loss) on private investment companies		—	98,763	—
(Purchases) sale of:
Sales of U.S. Treasury Securities	8,763,298	12,652,125	1,393,371	2,231,740
Purchases of U.S. Treasury Securities	(6,626,880)	—	(1,204,398)	—
U.S. Treasury interest and premium paid/amortized	137,325	119,303	23,530	22,396
Purchase of Private Investment Companies		—	(683,033)	(2,306,940)
Sale of Private Investment Companies		—	763,850	5,000,000
Increase and/or decrease in:
Receivable from futures commission merchants	—	4,110,059	—	—
Change in control of ownership of trading companies	—	(2,330,730)	—	(2,424,186)
Investments in unconsolidated trading companies, at fair value	2,976,783	2,563,419	636,915	1,418,793
Interest receivable	76,588	240,952	14,617	63,252
Receivable from related parties	58,146	551,508	—	131,430
Other assets	(18,359)	—	0	(10,159)
Management fees payable to Managing Owner	(18,565)	(162,168)	(7,101)	(56,501)
Interest payable to Managing Owner	(5,222)	(30,730)	(690)	(5,244)
Trading fees payable to Managing Owner	(19,877)	(13,939)	(3,723)	(3,472)
Service fees payable to Managing Owner	(5,901)	9,638	(1,482)	(2,721)
Risk analysis fees payable		13,842	—	—
Payables to related parties	(152,219)	—	—	—
Other liabilities	(82,266)	110,418	(1,475)	(18,085)

Net cash provided by (used in) operating activities	2,314,346	12,426,150	593,981	4,059,129

Cash Flows from Financing Activities:
Proceeds from sale of units	—	283,970	—	34,436
Payment for redemption of units	(3,380,413)	(7,243,617)	(795,000)	(3,664,806)
Pending owner additions		—		—
Change in owner redemptions payable	7,649	(9,900)	924	33,898

Net cash provided by (used in) financing activities	(3,372,764)	(6,969,547)	(794,076)	(3,596,472)

Net increase (decrease) in cash and cash equivalents	(1,058,418)	5,456,603	(200,096)	462,657

Cash and cash equivalents, beginning of period	1,403,125	1,628,208	259,161	382,499
Cash and cash equivalents, end of period	$344,707	$7,084,811	$59,065	$845,156

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

The following table outlines the interest paid by each Series to the Managing Owner and its ratio to average net assets for the three and nine months ended September 30, 2018 and 2017:

Three Months Ended

	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

	Gross Amount Paid to	Gross Amount Paid to	Ratio to Average Net	Ratio to Average
	the Managing Owner	the Managing Owner	Assets	Net Assets
Frontier Diversified Class 1	$—	$—	0.00%	0.00%
Frontier Diversified Class 2	—	—	0.00%	0.00%
Frontier Diversified Class 3	—	—	0.00%	0.00%
Frontier Masters Class 1	—	(314)	0.00%	-0.01%
Frontier Masters Class 2	—	(333)	0.00%	-0.01%
Frontier Masters Class 3	—	(543)	0.00%	-0.01%
Frontier Long/Short Class 2	4	35	0.00%	0.01%
Frontier Long/Short Class 3	55	289	0.31%	0.01%
Frontier Long/Short Class 1a	—	—	0.00%	0.00%
Frontier Long/Short Class 2a	—	—	0.00%	0.00%
Frontier Long/Short Class 3a	—	—	0.00%	0.00%
Frontier Balanced Fund Class 1	4,688	9,154	0.02%	0.02%
Frontier Balanced Fund Class 1AP	85	123	0.02%	0.02%
Frontier Balanced Fund Class 2	848	2,046	0.02%	0.02%
Frontier Balanced Fund Class 2A	12	(77)	0.00%	-0.01%
Frontier Balanced Fund Class 3A	31	(136)	0.00%	-0.01%
Frontier Select Fund Class 1	228	4,708	0.00%	0.08%
Frontier Select Fund Class 1AP	1	17	0.00%	0.08%
Frontier Select Fund Class 2	20	686	0.00%	0.08%
Frontier Winton Class 1	5,024	28,693	0.27%	0.22%
Frontier Winton Class 1AP	18	74	0.00%	0.22%
Frontier Winton Class 2	310	23,095	0.00%	0.22%
Frontier Heritage Fund Class 1	412	7,622	0.02%	0.14%
Frontier Heritage Fund Class 1AP	—	8	0.00%	0.15%
Frontier Heritage Fund Class 2	68	1,297	0.00%	0.14%
Total	$11,804	$76,444

Nine Months Ended

	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

	Gross Amount Paid to	Gross Amount Paid to	Ratio to Average Net	Ratio to Average Net
	the Managing Owner	the Managing Owner	Assets	Assets
Frontier Diversified Class 1	$—	$(3,860)	0.00%	-0.10%
Frontier Diversified Class 2	—	(19,555)	0.00%	-0.07%
Frontier Diversified Class 3	—	(7,071)	0.00%	-0.06%
Frontier Masters Class 1	—	(4,988)	0.00%	-0.12%
Frontier Masters Class 2	—	(5,113)	0.00%	-0.11%
Frontier Masters Class 3	—	(5,881)	0.00%	-0.09%
Frontier Long/Short Class 2	41	167	0.00%	0.03%
Frontier Long/Short Class 3	543	1,566	2.71%	0.04%
Frontier Long/Short Class 1a	—	533	0.00%	0.07%
Frontier Long/Short Class 2a	—	233	0.00%	0.03%
Frontier Long/Short Class 3a	—	189	0.00%	0.01%
Frontier Balanced Fund Class 1	19,340	199,538	0.06%	0.40%
Frontier Balanced Fund Class 1AP	341	2,539	0.06%	0.41%
Frontier Balanced Fund Class 2	3,504	54,615	0.06%	0.31%
Frontier Balanced Fund Class 2A	51	494	0.01%	0.09%
Frontier Balanced Fund Class 3A	139	1,316	0.01%	0.08%
Frontier Select Fund Class 1	6,063	28,362	0.05%	0.36%
Frontier Select Fund Class 1AP	26	84	0.07%	0.35%
Frontier Select Fund Class 2	744	4,295	0.07%	0.36%
Frontier Winton Class 1	67,727	40,855	3.41%	0.25%
Frontier Winton Class 1AP	212	50	0.00%	0.14%
Frontier Winton Class 2	7,338	17,017	0.09%	0.15%
Frontier Heritage Fund Class 1	5,794	33,744	0.24%	0.53%
Frontier Heritage Fund Class 1AP	5	29	0.00%	0.52%
Frontier Heritage Fund Class 2	904	10,039	0.02%	0.56%
Total	$112,772	$349,196

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

Frontier Funds
Consolidated Statements of Financial Condition
September 30, 2018 (unaudited) and December 31, 2017

	9/30/18	12/31/17

ASSETS

Cash and cash equivalents	$665,406	$2,695,377
U.S. Treasury securities, at fair value	9,591,613	10,887,786
Receivable from futures commission merchants	10,714,941	20,584,602
Open trade equity, at fair value	346,726	1,568,414
Incentive fee receivable	57,082	57,082
Swap contracts, at fair value	18,908,412	21,208,838
Investments in private investment companies, at fair value	50,998,548	66,933,235
Interest receivable	71,656	214,730
Due from Managing Owner	—	31,887
Receivables from related party	—	58,146
Other assets	—	—

Total Assets	$91,354,384	$124,240,097

LIABILITIES & CAPITAL

LIABILITIES
Owner redemptions payable	$321,128	$76,773
Incentive fees payable to Managing Owner	10,897	53,036
Management fees payable to Managing Owner	79,601	90,972
Interest payable to Managing Owner	22,088	26,007
Trading fees payable to Managing Owner	238,073	334,485
Service fees payable to Managing Owner	107,758	148,445
Risk analysis fees payable	28,610	25,576
Advance on unrealized Swap Appreciation	9,441,555	9,441,555
Other liabilities	255,497	278,983

Total Liabilities	10,505,207	10,475,832

OWNERS CAPITAL
Managing Owner Units	880,124	1,159,984
Limited Owner Units	79,969,053	112,604,281

Total Owners Capital	80,849,177	113,764,265

Total Liabilities and Owners Capital	$91,354,384	$124,240,097

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

Frontier Funds
Consolidated Statements of Operations
For the Three Months Ended September 30, 2018 and 2017 (unaudited)

	2018	2017

Investment income:
Interest - net	$58,726	$42,985

Total Income	58,726	42,985

Expenses:
Incentive Fees (rebate)	10,897	—
Management Fees	189,058	297,987
Risk analysis Fees	21,033	31,067
Service Fees - Class 1	387,003	556,766
Trading Fees	733,788	1,080,095
Other Fees	—	(2,428)

Total Expenses	1,341,779	1,963,487

Investment income/(loss) - net	(1,283,053)	(1,920,502)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	1,175,855	(194,202)
Net unrealized gain/(loss) on private investment companies	(761,505)	(2,049,818)
Net realized gain/(loss) on private investment companies	(146,345)	1,291,678
Net change in open trade equity/(deficit)	(713,117)	691,294
Net unrealized gain/(loss) on swap contracts	(788,755)	663,203
Net realized gain/(loss) on U.S. Treasury securities	(98,396)	—
Net unrealized gain/(loss) on U.S. Treasury securities	(16)	(22,945)
Trading commissions	(23,960)	(24,044)

Net gain/(loss) on investments	(1,356,241)	355,166

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(2,639,294)	$(1,565,336)

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

Frontier Funds
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2018 and 2017 (unaudited)

	2018	2017

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(12,465,262)	$(8,327,059)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity	1,221,688	2,766,175
Net change in ownership allocation of U.S. Treasury Securities	—
Net unrealized (gain)/loss on swap contracts	(799,574)	(94,319)
Net unrealized (gain)/loss on U.S. Treasury securities	(21,003)	(2,857,993)
Net realized (gain)/loss on U.S. Treasuries securities	500,063	2,129,137
Net unrealized (gain)/loss on private investment companies	8,567,706	5,325,203
Net realized (gain)/loss on private investment companies	(277,090)	(6,098,199)
(Purchases) sales of:
(Purchases) of U.S. Treasury securities	(16,729,100)	—
Sales of U.S. Treasury securities	17,281,128	31,077,906
(Purchases) of Private Investment Companies	(20,597,103)	(48,309,537)
Sales of Private Investment Companies	28,241,174	87,612,483
Reduction of collateral in Swap contracts	3,100,000	18,578,050
U.S. Treasury interest and premium paid/amortized	265,085	348,378
Increase and/or decrease in:
Receivable from futures commission merchants	9,869,661	12,811,157
Interest receivable	143,074	719,026
Receivable from related parties	58,146	87,670
Other assets	(93,479)	(8,974)
Incentive fees payable to Managing Owner	(42,139)	—
Management fees payable to Managing Owner	(11,371)	(325,996)
Interest payable to Managing Owner	(3,919)	(56,946)
Trading fees payable to Managing Owner	(96,412)	(168,831)
Service fees payable to Managing Owner	(40,687)	70,771
Due from Managing Owner	31,887	—
Risk analysis fees payable	3,034	19,815
Payables to related parties	—	(85,078)
Other liabilities	(23,486)	(144,049)

Net cash provided by operating activities	18,175,500	95,068,790
Cash Flows from Financing Activities:

Proceeds from sale of capital	—	1,433,633
Payment for redemption of capital	(20,449,826)	(89,319,399)
Redemptions payable	244,355	(499,642)

Net cash used in financing activities	(20,205,471)	(88,385,408)

Net increase (decrease) in cash and cash equivalents	(2,029,971)	6,683,382

Cash and cash equivalents, beginning of period	2,695,377	4,747,043
Cash and cash equivalents, end of period	$665,406	$11,430,425

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

The following table summarizes the Trust’s equity in earnings from each of the private investment companies during the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018				Three Months Ended September 30, 2017
			Change in				Change in
	Trading	Realized	Unrealized	Net Income	Trading	Realized	Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$(13,448)	$(89,558)	$130,963	$27,957	$(27,526)	$(83,578)	$219,283	$108,179
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	—	—	—	—	(22,467)	51,664	(95,593)	(66,396)
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(21,883)	61,611	(36,452)	3,276	(29,346)	63,445	2,935	37,034
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LLC	(178,875)	1,104,050	(1,538,861)	(613,686)	(222,560)	1,811,488	(935,550)	653,378
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(19,852)	35,043	62,055	77,246	(52,255)	(216,057)	556,885	288,573
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	—	—	(97,339)	(97,339)	—	(2,947)	(344,286)	(347,233)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(59,105)	(298,023)	45,680	(311,448)	(90,999)	(1,103,456)	1,092,377	(102,078)
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	(18,549)	55,948	(8,557)	28,842	(56,647)	(291,572)	(938)	(349,157)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(14,086)	(92,604)	13,074	(93,616)	(17,531)	(39,564)	29,219	(27,876)
Galaxy Plus Fund - Quest FIT Feeder Fund (535) LLC	—	—	(256,019)	(256,019)	—	—	(91,259)	(91,259)
Galaxy Plus Fund - TT Feeder Fund (531) LLC	(39,323)	187,011	46,880	194,568	—	—	(244,467)	(244,467)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(171,382)	119,936	183,815	132,369	(297,366)	(732,794)	413,322	(616,838)
Total	$(536,503)	$1,083,414	$(1,454,761)	$(907,850)	$(816,697)	$(543,371)	$601,928	$(758,140)

	Nine Months Ended September 30, 2018				Nine Months Ended September 30, 2017
			Change in				Change in
	Trading	Realized	Unrealized	Net Income	Trading	Realized	Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$(81,572)	$(372,395)	$140,200	$(313,767)	$(111,211)	$(720,482)	$247,580	$(584,113)
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	—	(76,396)	68,413	(7,983)	(188,852)	(364,753)	528,870	(24,735)
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(72,912)	(167,998)	(34,229)	(275,139)	(116,596)	304,648	(53,120)	134,932
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LLC	(700,233)	2,033,337	(1,717,641)	(384,537)	(1,330,361)	4,599,674	304,067	3,573,380
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(73,829)	(116,736)	81,270	(109,295)	(220,929)	1,509,865	(59,134)	1,229,802
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(804)	(62)	(152,150)	(153,016)	(570,790)	(2,947)	(1,389,486)	(1,963,223)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(174,274)	(1,242,377)	108,280	(1,308,371)	(1,822,201)	5,221,007	393,843	3,792,649
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	(118,457)	(42,689)	9,173	(151,973)	(346,240)	498,355	339,271	491,386
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(43,536)	(175,750)	19,406	(199,880)	(85,937)	2,436,910	(3,127,619)	(776,646)
Galaxy Plus Fund - Quest FIT Feeder Fund (535) LLC	—	—	(329,083)	(329,083)	—	—	(795,707)	(795,707)
Galaxy Plus Fund - TT Feeder Fund (531) LLC	(134,728)	39,795	(286,272)	(381,205)	(26,272)	455,907	(1,826,328)	(1,396,693)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(715,002)	(4,340,773)	379,408	(4,676,367)	(601,695)	(1,507,427)	(798,914)	(2,908,036)
Total	$(2,115,347)	$(4,462,044)	$(1,713,225)	$(8,290,616)	$(5,421,084)	$12,430,757	$(6,236,677)	$772,996

The Trust’s investments in private investment companies have certain redemption and liquidity restrictions which are described in the following table:

	Redemptions	Redemptions	Liquidity
	Notice Period	Permitted	Restrictions
Frontier Funds
Multi-Strategy
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	24 hours	Daily	None
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None
Galaxy Plus Fund - QuestFIT Feeder Fund (535) Segregated Portfolio	24 hours	Daily	None
Galaxy Plus Fund - TT Feeder Fund (531) LLC	24 hours	Weekly	None
Option Trading
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	24 hours	Daily	None

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

As of September 30, 2018, the Trust had a payable to the Managing Owner in the amounts of $10,897, $79,601, $22,088, $107,758, and $238,073 for incentive fees, management fees, interest, service fees, and trading fees, respectively.

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

For the three months ended September 30, 2018, the Frontier Heritage Fund recorded net gain on investments of $22,592, net investment loss of $85,602, and total expenses of $85,602, resulting in a net decrease in Owners’ capital from operations of $66,140, after non-controlling interests of $3,130 For the three months ended September 30, 2017, the Frontier Heritage Fund recorded net gain on investments of $27,074, net investment loss of $120,882, and total expenses of $120,882, resulting in a net decrease in Owners’ capital from operations of $147,535, after non-controlling interests of $53,727.

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

For the nine months ended September 30, 2018, the Frontier Heritage Fund recorded net loss on investments of $695,930, net investment loss of $304,427, and total expenses of $304,427, resulting in a net decrease in Owners’ capital from operations of $959,592, after non-controlling interests of $40,765. The NAV per Unit, Class 1, decreased from $121.19 at December 31, 2017 to $101.10 as of September 30, 2018. The NAV per Unit, Class 1AP, decreased from $134.28 at December 31, 2017 to $114.58 as of September 30, 2018. The NAV per Unit, Class 2, decreased from $179.70 at December 31, 2017 to $153.31 as of September 30, 2018. Total Class 1 subscriptions and redemptions for the period were $0 and $783,919, respectively. Total Class 1AP redemptions were 4,081. Total Class 2 subscriptions and redemptions for the period were $0 and $7,000, respectively. Ending capital at September 30, 2018 was $3,805,123 for Class 1, $1,011 for Class 1AP and $641,900 for Class 2. Ending capital at December 31, 2017 was $5,435,871 for Class 1, $6,083 for Class 1AP and $760,672 for Class 2.

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