Form 10-K
period 2018-12-31
Frontier Funds; Frontier Long/Short Commodity Fund; Frontier Select Fund; Frontier Global Fund; Frontier Heritage Fund; Frontier Balanced Fund; Frontier Masters Fund; Frontier Diversified Fund
filed 2019-04-29
CIK 1261379, 1389128, 1389125, 1389124, 1389123, 1389122, 1450722, 1450720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non–Accelerated Filer	☒	Smaller Reporting Company	☐
		Emerging Growth Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The Frontier Funds’ units of beneficial interest are not traded on any market and, accordingly, do not have an aggregate market value. Units outstanding as of December 31, 2018 were: 140,357 for the Frontier Diversified Fund, 26,490 for the Frontier Long/Short Commodity Fund, 56,038 for the Frontier Masters Fund, 254,069 for the Frontier Balanced Fund, 53,310 for the Frontier Select Fund, 61,408 for the Frontier Winton Fund and 37,454 for the Frontier Heritage Fund.

Documents Incorporated by Reference

Portions of the Prospectus filed by the registrant on January 31, 2019 pursuant to rule 424(b)(3) of the Securities Act (File No. 333-210313) are incorporated by reference into Part I and Part II of this report.

Special Note About Forward-Looking Statements

THIS ANNUAL REPORT CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS. THESE FORWARD-LOOKING STATEMENTS REFLECT THE MANAGING OWNER’S CURRENT EXPECTATIONS ABOUT THE FUTURE RESULTS, PERFORMANCE, PROSPECTS AND OPPORTUNITIES OF THE TRUST. THE MANAGING OWNER HAS TRIED TO IDENTIFY THESE FORWARD-LOOKING STATEMENTS BY USING WORDS SUCH AS “MAY,” “WILL,” “EXPECT,” “ANTICIPATE,” “BELIEVE,” “INTEND,” “SHOULD,” “ESTIMATE” OR THE NEGATIVE OF THOSE TERMS OR SIMILAR EXPRESSIONS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON INFORMATION CURRENTLY AVAILABLE TO THE MANAGING OWNER AND ARE SUBJECT TO SEVERAL RISKS, UNCERTAINTIES AND OTHER FACTORS, BOTH KNOWN, SUCH AS THOSE DESCRIBED IN THE “RISK FACTORS” SECTION UNDER ITEM 1A AND ELSEWHERE IN THIS REPORT AND UNKNOWN, THAT COULD CAUSE THE TRUST’S ACTUAL RESULTS, PERFORMANCE, PROSPECTS OR OPPORTUNITIES TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS.

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF DECEMBER 31, 2018, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

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

The Trust, with respect to each Series:

●	engages in the speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts), and may, from time to time, engage in cash and spot transactions;

●	allocates funds to a limited liability trading company or companies affiliated with the Managing Owner (“Trading Company” or “Trading Companies” or to an unaffiliated series limited liability company (“Galaxy Plus entities” or “Galaxy Plus entity”), each of which has one-year renewable contracts with its own independent trading advisor(s) (each a “Trading Advisor”) that will manage all or a portion of the applicable Trading Company’s or Galaxy Plus entity’s assets, and make the trading decisions for the assets of each Series vested in such Trading Company or Galaxy Plus entity. The assets of each Trading Company and Galaxy Plus entity will be segregated from the assets of the other Trading Companies and Galaxy Plus entities.

●	maintains separate, distinct records for each Series, and accounts for the assets of each Series separately from the other Series;

●	calculates the Net Asset Value (“NAV”) of its Units for each Series separately from the other Series;

●	has an investment objective of increasing the value of each Series’ Units over the long term (capital appreciation), while managing risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments;

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

As of December 31, 2018, the total Units outstanding were 254,069 for the Frontier Balanced Fund, 140,357 for the Frontier Diversified, 37,454 for the Frontier Heritage Fund, 26,490 for the Frontier Long/Short Commodity Fund, 56,038 for the Frontier Masters Fund, 53,310 for the Frontier Select Fund and 61,408, for the Frontier Winton Fund.

As of December 31, 2018, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund, Frontier Winton Fund, and Frontier Heritage separates Units into a maximum of three separate Classes—Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Balanced Fund separates Units into a maximum of five separate Classes— Class 1, Class 1AP, Class 2, Class 2A and Class 3A. The Trust, with respect to the Frontier Long/Short Commodity Fund separates Units into a maximum of five separate Classes—Class 1A, Class 2A, Class 2, Class 3A and Class 3. For those Series that invest in Galaxy Plus, approximately 30-70% of those Series assets are used to support the margin requirements of the Master Funds. The remaining assets of the Series are split between investments in Trading Companies and a pooled cash management account that invests primarily in U.S. Treasury securities. For those Series that do not invest in Galaxy Plus, their assets are split between investments in Trading Companies and investments in the pooled cash management account.

As of December 31, 2018, Frontier Winton Fund has invested a portion of its assets in a single Trading Company, and a single Trading Advisor manages 100% of the assets invested in such Trading Company. Each of the remaining Series has invested a portion of its assets in several different Trading Companies or Galaxy Plus entities and one or more Trading Advisors may manage the assets invested in such Trading Companies or Galaxy Plus entities.

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

The Managing Owner is a Delaware Limited Liability Company formed in November 2016. The Managing Owner has delegated its commodity pool operator responsibilities to Wakefield Advisors LLC pursuant to the Commodity Pool Operator Delegation Agreement between the Managing Owner and Wakefield Advisors LLC, which has been registered with the CFTC as a commodity pool operator since January 7, 2013 and has been a member of the NFA since that date. The Managing Owner remains jointly and severally liable with Wakefield Advisors LLC for violations of the CEA of 1936, as amended (CEA), and Commodity Futures Trading Commission regulations thereunder (CPO Regulations). However, Wakefield Advisors LLC will indemnify the Managing Owner from and against any and all loss, liability, damage, penalty, fine, cost, and expense (including attorneys’, accountants’, experts’, and other professionals’ fees and expenses incurred in investigation or defense of any and all demands, claims, actions, suits, or arbitrations) actually and reasonably incurred by the Managing Owner, based upon, arising out of or from, or in any way in connection with, any act, activity, conduct, performance, omission, or non-performance by the Wakefield Advisors LLC of any of its functions as CPO or which violates the CEA or CPO Regulations in connection with its functions as CPO.

The Managing Owner’s main business office is located at 25568 Genesee Trail Road, Golden, Colorado 80401, telephone (303) 454-5500. A description of the Managing Owner’s responsibilities to the Trust is contained in a Prospectus filed January 31, 2019, with the SEC and made effective February 1, 2019 pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended (File No. 333-210313), which is referred to herein as the “Prospectus,” under the section captioned “The Managing Owner,” and such description is incorporated herein by reference from the Prospectus.

Regulation

Under the CEA commodity exchanges and commodity futures trading are subject to regulation by the CFTC. The NFA, a registered futures association under the CEA, is the only non-exchange self-regulatory organization for commodity industry professionals. The CFTC has delegated responsibility to the NFA for the registration of commodity trading advisors, “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective “associated persons” and “floor brokers.” The CEA requires “commodity pool operators,” such as the Managing Owner, “commodity trading advisors,” and commodity brokers or “futures commission merchants,” such as the Trust’s commodity brokers, to be registered and to comply with various reporting and recordkeeping requirements. The Managing Owner and the Trust’s commodity brokers are members of the NFA. The CFTC may suspend a commodity pool operator’s or a commodity trading advisor ‘s registration if it finds that its trading practices tend to disrupt orderly market conditions, or as the result of violations of the CEA or rules and regulations promulgated thereunder. In the event that the Managing Owner’s registration as a commodity pool operator were terminated or suspended, the Managing Owner would be unable to continue to manage the business of the Trust. Should the Managing Owner’s registration be suspended, termination of the Trust may result.

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

Qualitative Analysis

Although quantitative analysis statistically identifies the top performing Trading Advisors, qualitative analysis plays a major role in the Trading Advisor evaluation and final selection process. Each Trading Advisor in the Managing Owner’s top docile universe initially undergoes extensive qualitative review by the Managing Owner’s research department, as well as continual monitoring. This analysis generally includes but  is not limited to: (1) preliminary information and due diligence, (2) background review, (3) due diligence questionnaires and (4) written review and periodic updates. This information allows a thorough review of each Trading Advisor’s trading philosophy, trading systems and corporate structure.

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

As of December 31, 2018, the allocation of the assets of each applicable Series of the Trust among the Trading Advisors was as follows:

Allocation as of December 31, 2018 (expressed as a percentage of aggregate notional exposure to commodity trading programs)

Advisor	Frontier Diversified Fund	Frontier Long/Short Commodity Fund	Frontier Masters Fund	Frontier Balanced Fund	Frontier Select Fund	Frontier Winton Fund	Frontier Heritage Fund
Aspect Capital Limited	3%	—	—	4%	—	—	—
Beach Horizon	—	—	—	6%	—	—	—
BH-DG Systematic Trading LLP	—	—	—	—	21%	—	16%
Crabel Capital Partners, LLPC	2%	—	—	1%	—	—	—
Doherty	6%			4%
Emil Van Essen, LLC	8%	18%	18%	7%	—	—	—
Fort, L.P.	14%	—	—	12%	—	—	—
H2O Asset Management	3%	—	—	4%	—	—	—
J E Moody & Company	—	7%	—	—	—	—	—
Landmark	1%	10%		1%
Quantitative Investment Management, LLC	16%	—	—	17%	—	—	—
Quantmetrics Capital Management, LLC	11%	—	—	12%	—	—	—
Quest Partners LLC	3%	—	—	2%	—	—	—
Red Oak Commodity Advisors, Inc.	—	0%	—	—	—	—	—
Rosetta Capital Management, LLC	—	29%	—	—	—	—	—
Transtrend B.V.	—	—	13%	—	38%	—	—
Welton Investment Partners LLC	17%	35%	37%	18%	41%	—	40%
Winton Capital Management Ltd.	17%	—	32%	13%	—	100%	44%

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

Your investment could be illiquid.

A Trading Advisor may not always be able to liquidate its commodity interest positions at the desired time or price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption, such as a foreign government taking political actions that disrupt the market in its currency or in a major export, can also make it difficult to liquidate a position. Alternatively, limits imposed by futures exchanges or other regulatory organizations, such as speculative position limits and daily price fluctuation limits, may contribute to a lack of liquidity with respect to some commodity interests. There is no secondary market for the Units, and none is expected to develop.

Certain Restrictions on Redemption and Transfer of the Units Will Apply.

Investors may redeem units daily on one business day notice, but certain restrictions on redemption and transfer will apply. For example, if you invest in Class 1 or 1a Units and redeem all or a portion of such Units on or before the end of the 12 full months following the purchase of such Units, you will be charged a redemption fee of up to 2.0% of the purchase price of any such units being redeemed. Also, transfers of Units are permitted only with the prior written consent of the Managing Owner and provided that conditions specified in the trust agreement are satisfied. There is no secondary market for the Units, and none is expected to develop.

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

Many of the Trading Advisors, except certain Trading Advisors trading for the Frontier Long/Short Commodity Fund may base their trading decisions on trading strategies that use mathematical analyses of technical factors relating to past market performance rather than fundamental analysis. The buy and sell signals generated by a technical, trend-following trading strategy are derived from a study of actual daily, weekly and monthly price fluctuations, volume variations and changes in open interest in the markets. The profitability of any technical, trend-following trading strategy depends upon the occurrence in the future of significant, sustained price moves in some of the markets traded. A danger for trend-following traders is whip-saw markets, that is, markets in which a potential price trend may start to develop but reverses before an actual trend is realized. A pattern of false starts may generate repeated entry and exit signals in technical systems, resulting in unprofitable transactions. In the past, there have been prolonged periods without sustained price moves. Presumably these periods will continue to occur. Periods without sustained price moves may produce substantial losses for trend-following trading strategies. Further, any factor that may lessen the prospect of these types of moves in the future, such as increased governmental control of, or participation in, the relevant markets, may reduce the prospect that any trend- following trading strategy will be profitable in the future.

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

The Managing Owner has selected each Trading Advisor to manage the assets of each Series because each Trading Advisor performed well through the date of its selection. You must consider, however, the uncertain significance of past performance, and you should not rely to a substantial degree on the Trading Advisors’ or the Managing Owner’s records to date for predictive purposes. You should not assume that any Trading Advisor’s future trading decisions will create profit, avoid substantial losses or result in performance for the Series comparable to that Trading Advisor’s or to the Managing Owner’s past performance. In fact, as a significant amount of academic study has shown, futures funds more frequently than not under-perform the past performance records included in their prospectuses. The Managing Owner believes that the past performance of the Trading Advisors may be of interest to prospective investors but encourages you to look at such information as an example of the respective objectives of the Managing Owner and each Trading Advisor rather than as any indication that the investment objectives of any Series will be achieved.

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

The Galaxy Plus Platform and/or its Sponsor will have the ability to restrict investments into, or divestments from, any of the commodity pools on the Galaxy Plus Platform. The success of each Series depends upon the ability to select Trading Advisors in the Galaxy Plus Platform through investments into, or divestments from, one or more commodity pools. If investments into or out of a commodity pool are limited or restricted by the Galaxy Plus Platform and/or its Sponsor, Gemini, the performance of a Series may be adversely affected.

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

In addition, as the use of technology increases, each Series may be more susceptible to operational risks through breaches in cyber security. A breach in cyber security refers to both intentional and unintentional events that may cause the Series to lose proprietary information or operational capacity or suffer data corruption. As a result, each Series may incur regulatory penalties, reputational damage, additional compliance costs associated with corrective measures, and/or financial loss. In addition, cyber security breaches of the Series’ third-party service providers or issuers in which the Series invest may also subject the Series to many of the same risks associated with direct cyber security breaches.

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

The futures, options on futures and security futures markets are subject to comprehensive statutes, regulations and margin requirements. With respect to traditional futures exchanges, the CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily limits and the suspension of trading. The regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. In addition, various national governments have expressed concern regarding the disruptive effects of speculative trading in the currency markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change is impossible to predict but could be substantial and adverse.

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

The Managing Owner has the sole discretion in determining what distributions, if any, the Trust will make to the Limited Owners. The Trust has not affected distributions on the Units in any Series as of the date hereof and the Managing Owner does not intend to affect any distributions in the foreseeable future.

The proceeds of offerings are deposited in the bank and brokerage accounts of the Trust, the Trading Companies and the Galaxy Plus entities for the purpose of engaging in trading activities in accordance with the Trust’s trading policies and its Trading Advisors’ respective trading strategies.

The following table shows the number of Limited Owners and the number of Units outstanding in each Class of each Series as of December 31, 2018:

	Number of Limited Owners	Number of Units Outstanding
Frontier Diversified Fund (Class 1)	31	16,661
Frontier Diversified Fund (Class 2)	121	63,469
Frontier Diversified Fund (Class 3)	205	58,671
Frontier Long/Short Commodity Fund (Class 1a)	3	352
Frontier Long/Short Commodity Fund (Class 2)	17	790
Frontier Long/Short Commodity Fund (Class 2a)	19	2,495
Frontier Long/Short Commodity Fund (Class 3)	128	17,283
Frontier Long/Short Commodity Fund (Class 3a)	67	5,180
Frontier Masters Fund (Class 1)	7	16,296
Frontier Masters Fund (Class 2)	39	11,532
Frontier Masters Fund (Class 3)	114	27,537
Frontier Balanced Fund (Class 1)	1014	218,514
Frontier Balanced Fund (Class 1AP)	10	2,643
Frontier Balanced Fund (Class 2)	111	24,294
Frontier Balanced Fund (Class 2a)	6	562
Frontier Balanced Fund (Class 3a)	37	5,717
Frontier Select Fund (Class 1)	334	51,939
Frontier Select Fund (Class 1AP)	2	23
Frontier Select Fund (Class 2)	13	919
Frontier Winton Fund (Class 1)	270	58,946
Frontier Winton Fund (Class 1AP)	1	214
Frontier Winton Fund (Class 2)	7	1,673
Frontier Heritage Fund (Class 1)	199	33,374
Frontier Heritage Fund (Class 1AP)	1	9
Frontier Heritage Fund (Class 2)	14	3,763

No Units are authorized for issuance by the Trust under equity compensation plans. During the year ended December 31, 2018, no unregistered Units were sold by the Trust. In addition, the Trust did not repurchase any Units under a formal repurchase plan. All Unit redemptions during the year ended December 31, 2018 were in the ordinary course of business. There have not been any purchases of units by the trust or any affiliated purchasers during the year ended December 31, 2018.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected financial information as of and for the years ended December 31, 2018, 2017, 2016, 2015, and 2014, is taken from the financial statements of the Trust included in section F of this filing and previous filings.

You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included therewith. Results from past periods are not necessarily indicative of results that may be expected for any future period.

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2018

	Frontier Diversified Fund	Frontier Masters Fund	Frontier Long/Short Commodity Fund
Interest-net	$35,454	$23,657	$12,648
Total Expenses	706,332	605,189	82,348
Net gain/(loss) on investments	(1,529,348)	(1,513,427)	(607,258)
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	(2,200,226)	(2,094,959)	(676,958)
Net income/ (loss) per unit- Class 1	(14.16)	(23.64)	—
Net income/ (loss) per unit- Class 1a	—	—	(24.55)
Net income/ (loss) per unit- Class 2	(14.35)	(25.59)	(16.99)
Net income/ (loss) per unit- Class 2a	—	—	(27.07)
Net income/ (loss) per unit- Class 3	(13.06)	(23.63)	(17.84)
Net income/ (loss) per unit- Class 3a	—	—	(28.16)
Total Assets	$20,241,037	$5,638,314	$2,565,564
Total owners’ capital-Class 1	1,703,556	1,484,478	—
Total owners’ capital-Class 1a	—	—	20,051
Total owners’ capital-Class 2	7,672,754	1,292,975	84,096
Total owners’ capital-Class 2a	—	—	186,469
Total owners’ capital-Class 3	6,780,200	2,794,680	1,791,416
Total owners’ capital-Class 3a	—	—	363,174
Total net asset value per unit- Class 1	102.25	91.09	—
Total net asset value per unit- Class 1a	—	—	56.80
Total net asset value per unit- Class 2	120.84	107.68	98.82
Total net asset value per unit- Class 2a	—	—	66.52
Total net asset value per unit- Class 3	112.62	100.77	103.66
Total net asset value per unit- Class 3a	—	—	69.70

	Frontier Balanced Fund	Frontier Heritage Fund	Frontier Select Fund
Interest-net	$38,298	$—	$—
Total Expenses	2,559,208	403,326	254,848
Net gain/(loss) on investments	(3,283,275)	(701,209)	(1,048,928)
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	(5,804,185)	(1,037,180)	(1,303,776)
Net income/ (loss) per unit- Class 1	(18.33)	(21.36)	(18.86)
Net income/ (loss) per unit- Class 1AP	(16.40)	(22.50)	(17.54)
Net income/ (loss) per unit- Class 2	(21.96)	(27.17)	(24.55)
Net income/ (loss) per unit- Class 2a	(18.96)	—	—
Net income/ (loss) per unit- Class 3a	(18.92)	—	—
Total Assets	$38,461,700	$6,438,873	$3,884,411
Total owners’ capital-Class 1	25,703,922	3,331,725	3,709,130
Total owners’ capital-Class 1AP	355,112	1,006	1,897
Total owners’ capital-Class 2	4,528,375	620,953	145,835
Total owners’ capital-Class 2a	339,173	—	—
Total owners’ capital-Class 3a	893,515	—	—
Total net asset value per unit- Class 1	117.63	99.83	71.41
Total net asset value per unit- Class 1AP	134.16	111.78	82.48
Total net asset value per unit- Class 2	180.94	152.53	108.19
Total net asset value per unit- Class 2a	156.81	—	—
Total net asset value per unit- Class 3a	156.26	—	—

Frontier Winton Fund
Interest-net	$316
Total Expenses	1,143,492
Net gain/(loss) on investments	(1,008,580)
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	(2,151,756)
Net income/ (loss) per unit- Class 1	(27.51)
Net income/ (loss) per unit- Class 1AP	(26.52)
Net income/ (loss) per unit- Class 2	(29.33)
Total Assets	$8,434,557
Total owners’ capital-Class 1	7,755,443
Total owners’ capital-Class 1AP	32,082
Total owners’ capital-Class 2	420,765
Total net asset value per unit- Class 1	131.57
Total net asset value per unit- Class 1AP	149.92
Total net asset value per unit- Class 2	187.17

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2017

	Frontier Diversified Fund	Frontier Masters Fund	Frontier Long/Short Commodity Fund
Interest-net	$97,701	$79,881	$—
Total Expenses	1,498,668	945,936	191,513
Net gain/(loss) on investments	3,012,970	1,076,995	(232,097)
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	1,612,003	210,940	(423,610)
Net income/ (loss) per unit- Class 1	(0.02)	1.94	—
Net income/ (loss) per unit- Class 1a	—	—	(11.43)
Net income/ (loss) per unit- Class 2	2.25	4.49	(13.75)
Net income/ (loss) per unit- Class 2a	—	—	(12.08)
Net income/ (loss) per unit- Class 3	2.41	4.51	(9.30)
Net income/ (loss) per unit- Class 3a	—	—	(9.51)
Total Assets	$24,075,258	$12,018,790	$4,378,452
Total owners’ capital-Class 1	2,332,222	2,913,542	—
Total owners’ capital-Class 1a	—	—	107,619
Total owners’ capital-Class 2	9,632,746	3,538,600	258,900
Total owners’ capital-Class 2a	—	—	442,644
Total owners’ capital-Class 3	9,501,719	5,504,998	2,472,994
Total owners’ capital-Class 3a	—	—	971,895
Total net asset value per unit- Class 1	116.41	114.74	—
Total net asset value per unit- Class 1a	—	—	81.35
Total net asset value per unit- Class 2	135.19	133.27	115.81
Total net asset value per unit- Class 2a	—	—	93.59
Total net asset value per unit- Class 3	125.68	124.40	121.50
Total net asset value per unit- Class 3a	—	—	97.99

	Frontier Balanced Fund	Frontier Heritage Fund	Frontier Select Fund
Interest-net	$22,063	$—	$—
Total Expenses	3,626,029	562,441	491,812
Net gain/(loss) on investments	4,904,938	308,987	(687,000)
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	1,300,972	(109,435)	(709,734)
Net income/ (loss) per unit- Class 1	1.17	1.61	(3.79)
Net income/ (loss) per unit- Class 1AP	5.59	5.68	(1.14)
Net income/ (loss) per unit- Class 2	7.91	7.60	(1.52)
Net income/ (loss) per unit- Class 2a	6.72	—	—
Net income/ (loss) per unit- Class 3a	6.69	—	—
Total Assets	$53,683,016	$8,741,003	$6,838,652
Total owners’ capital-Class 1	38,744,003	5,435,871	5,912,980
Total owners’ capital-Class 1AP	601,247	6,083	23,354
Total owners’ capital-Class 2	6,977,027	760,672	865,594
Total owners’ capital-Class 2a	529,931	—	—
Total owners’ capital-Class 3a	1,379,971	—	—
Total net asset value per unit- Class 1	135.96	121.19	90.27
Total net asset value per unit- Class 1AP	150.56	134.28	100.02
Total net asset value per unit- Class 2	202.90	179.70	132.73
Total net asset value per unit- Class 2a	175.77	—	—
Total net asset value per unit- Class 3a	175.18	—	—

Frontier Winton Fund
Interest-net	$55,833
Total Expenses	1,951,194
Net gain/(loss) on investments	3,726,928
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	261,202
Net income/ (loss) per unit- Class 1	4.57
Net income/ (loss) per unit- Class 1AP	10.27
Net income/ (loss) per unit- Class 2	5.52
Total Assets	$15,228,452
Total owners’ capital-Class 1	13,102,614
Total owners’ capital-Class 1AP	37,761
Total owners’ capital-Class 2	1,709,275
Total net asset value per unit- Class 1	159.08
Total net asset value per unit- Class 1AP	176.44
Total net asset value per unit- Class 2	216.50

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2016

	Frontier Diversified Fund	Frontier Masters Fund	Frontier Long/Short Commodity Fund
Interest-net	$323,854	$133,801	$21,855
Total Expenses	3,330,405	1,386,826	506,768
Net gain/(loss) on investments	4,169,841	1,745,161	483,619
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	1,163,290	492,136	(133,170)
Net income/ (loss) per unit- Class 1	0.91	(0.07)	—
Net income/ (loss) per unit- Class 1a	—	—	(1.98)
Net income/ (loss) per unit- Class 2	3.34	2.18	(2.54)
Net income/ (loss) per unit- Class 2a	—	—	(0.52)
Net income/ (loss) per unit- Class 3	3.40	2.32	(1.34)
Net income/ (loss) per unit- Class 3a	—	—	0.64
Total Assets	$59,238,419	$17,425,839	$11,023,280
Total owners’ capital-Class 1	5,189,420	5,361,626	—
Total owners’ capital-Class 1a	—	—	1,913,595
Total owners’ capital-Class 2	38,231,581	5,657,562	808,363
Total owners’ capital-Class 2a	—	—	963,195
Total owners’ capital-Class 3	13,050,390	6,150,119	4,405,863
Total owners’ capital-Class 3a	—	—	1,174,511
Total net asset value per unit- Class 1	116.43	112.80	—
Total net asset value per unit- Class 1a	—	—	92.78
Total net asset value per unit- Class 2	132.94	128.78	129.56
Total net asset value per unit- Class 2a	—	—	105.67
Total net asset value per unit- Class 3	123.27	119.89	130.80
Total net asset value per unit- Class 3a	—	—	107.50

	Frontier Balanced Fund	Frontier Heritage Fund	Frontier Select Fund
Interest-net	$96,270	$1,430	$1,025
Total Expenses	4,637,078	610,757	792,796
Net gain/(loss) on investments	10,486,586	524,782	2,398,954
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	5,297,666	(301,637)	617,789
Net income/ (loss) per unit- Class 1	6.77	(4.69)	3.71
Net income/ (loss) per unit- Class 1AP	11.38	(1.07)	6.88
Net income/ (loss) per unit- Class 2	15.30	(1.44)	9.14
Net income/ (loss) per unit- Class 2a	14.17	—	—
Net income/ (loss) per unit- Class 3a	14.12	—	—
Total Assets	$88,477,739	$15,420,968	$16,307,508
Total owners’ capital-Class 1	56,955,371	7,507,072	10,540,702
Total owners’ capital-Class 1AP	677,181	5,826	29,897
Total owners’ capital-Class 2	22,401,557	2,744,375	1,411,440
Total owners’ capital-Class 2a	516,256	—	—
Total owners’ capital-Class 3a	1,749,006	—	—
Total net asset value per unit- Class 1	134.80	119.58	94.06
Total net asset value per unit- Class 1AP	144.97	128.60	101.16
Total net asset value per unit- Class 2	194.99	172.10	134.25
Total net asset value per unit- Class 2a	169.05	—	—
Total net asset value per unit- Class 3a	168.49	—	—

Frontier Winton Fund
Interest-net	$7,717
Total Expenses	2,240,389
Net gain/(loss) on investments	1,071,349
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	(1,625,498)
Net income/ (loss) per unit- Class 1	(9.66)
Net income/ (loss) per unit- Class 1AP	(5.14)
Net income/ (loss) per unit- Class 2	(6.53)
Total Assets	$41,295,183
Total owners’ capital-Class 1	20,284,935
Total owners’ capital-Class 1AP	35,478
Total owners’ capital-Class 2	11,446,113
Total net asset value per unit- Class 1	154.51
Total net asset value per unit- Class 1AP	166.17
Total net asset value per unit- Class 2	210.98

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2015

	Frontier Diversified Fund	Frontier Masters Fund	Frontier Long/Short Commodity Fund
Interest-net	$603,350	$260,900	$141,120
Total Expenses	4,859,068	2,122,056	1,207,403
Net gain/(loss) on investments	11,317,997	1,398,913	(391,811)
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	2,585,692	(462,243)	(1,458,094)
Net income/ (loss) per unit- Class 1	2.43	(3.74)	—
Net income/ (loss) per unit- Class 1a	—	—	(6.36)
Net income/ (loss) per unit- Class 2	4.93	(1.93)	(6.20)
Net income/ (loss) per unit- Class 2a	—	—	(5.16)
Net income/ (loss) per unit- Class 3	4.84	(1.49)	(6.20)
Net income/ (loss) per unit- Class 3a	—	—	(4.91)
Total Assets	$56,164,247	$23,001,628	$13,195,609
Total owners’ capital-Class 1	11,814,234	8,323,800	—
Total owners’ capital-Class 1a	—	—	4,053,754
Total owners’ capital-Class 2	34,633,100	7,893,358	993,600
Total owners’ capital-Class 2a	—	—	1,287,665
Total owners’ capital-Class 3	9,267,632	6,611,141	5,906,669
Total owners’ capital-Class 3a	—	—	851,163
Total net asset value per unit- Class 1	115.52	112.87	—
Total net asset value per unit- Class 1a	—	—	94.76
Total net asset value per unit- Class 2	129.60	126.60	132.10
Total net asset value per unit- Class 2a	—	—	106.19
Total net asset value per unit- Class 3	119.87	117.57	132.14
Total net asset value per unit- Class 3a	—	—	106.86

	Frontier Balanced Fund	Frontier Heritage Fund	Frontier Select Fund
Interest-net	$29,151	$1	$—
Total Expenses	5,591,382	797,551	968,941
Net gain/(loss) on investments	4,329,355	555,165	272,917
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	(1,492,595)	(450,548)	(730,624)
Net income/ (loss) per unit- Class 1	(3.51)	(6.01)	(5.26)
Net income/ (loss) per unit- Class 1AP	0.39	(2.26)	(2.54)
Net income/ (loss) per unit- Class 2	0.53	(3.02)	(3.37)
Net income/ (loss) per unit- Class 2a	1.86	—	—
Net income/ (loss) per unit- Class 3a	1.85	—	—
Total Assets	$91,069,226	$15,625,364	$19,996,286
Total owners’ capital-Class 1	62,563,337	8,628,726	11,710,517
Total owners’ capital-Class 1AP	714,747	58,523	47,365
Total owners’ capital-Class 2	22,708,408	2,853,353	1,338,173
Total owners’ capital-Class 2a	548,070	—	—
Total owners’ capital-Class 3a	2,435,421	—	—
Total net asset value per unit- Class 1	128.03	124.27	90.35
Total net asset value per unit- Class 1AP	133.59	129.67	94.28
Total net asset value per unit- Class 2	179.69	173.54	125.11
Total net asset value per unit- Class 2a	154.88	—	—
Total net asset value per unit- Class 3a	154.37	—	—

Frontier Winton Fund
Interest-net	$28
Total Expenses	2,967,166
Net gain/(loss) on investments	(2,967,138)
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	1,380,625
Net income/ (loss) per unit- Class 1	(11.78)
Net income/ (loss) per unit- Class 1AP	(6.87)
Net income/ (loss) per unit- Class 2	(8.72)
Total Assets	$41,615,649
Total owners’ capital-Class 1	23,022,800
Total owners’ capital-Class 1AP	36,576
Total owners’ capital-Class 2	11,882,167
Total net asset value per unit- Class 1	164.17
Total net asset value per unit- Class 1AP	171.31
Total net asset value per unit- Class 2	217.51

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2014

	Frontier Diversified Fund	Frontier Masters Fund	Frontier Long/Short Commodity Fund
Interest-net	$579,067	$298,175	$216,027
Total Expenses	7,289,756	2,939,200	1,487,941
Net gain/(loss) on investments	21,323,765	8,093,183	1,582,778
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	14,287,705	5,452,158	1,077,686
Net income/ (loss) per unit- Class 1	25.99	24.78	—
Net income/ (loss) per unit- Class 1a	—	—	8.39
Net income/ (loss) per unit- Class 2	30.32	29.07	13.04
Net income/ (loss) per unit- Class 2a	—	—	11.01
Net income/ (loss) per unit- Class 3	30.82	27.15	13.04
Net income/ (loss) per unit- Class 3a	—	—	11.30
Total Assets	$62,725,802	$26,576,520	$16,879,229
Total owners’ capital-Class 1	19,195,036	11,850,911	—
Total owners’ capital-Class 1a	—	—	5,776,906
Total owners’ capital-Class 2	35,224,292	8,868,743	1,246,481
Total owners’ capital-Class 2a	—	—	1,702,551
Total owners’ capital-Class 3	5,588,281	4,988,200	7,233,099
Total owners’ capital-Class 3a	—	—	657,882
Total net asset value per unit- Class 1	113.09	116.61	—
Total net asset value per unit- Class 1a	—	—	101.12
Total net asset value per unit- Class 2	124.67	128.53	138.30
Total net asset value per unit- Class 2a	—	—	111.35
Total net asset value per unit- Class 3	115.03	119.06	138.34
Total net asset value per unit- Class 3a	—	—	111.77

	Frontier Balanced Fund	Frontier Heritage Fund	Frontier Select Fund
Interest-net	$27,454	$1	$—
Total Expenses	7,434,719	1,056,664	1,364,426
Net gain/(loss) on investments	33,601,230	4,838,618	3,799,808
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	19,364,501	2,812,848	2,435,382
Net income/ (loss) per unit- Class 1	25.25	28.23	15.75
Net income/ (loss) per unit- Class 1AP	30.58	33.13	21.29
Net income/ (loss) per unit- Class 2	38.67	42.35	24.34
Net income/ (loss) per unit- Class 2a	34.22	—	—
Net income/ (loss) per unit- Class 3a	34.11	—	—
Total Assets	$110,738,530	$16,906,298	$15,556,907
Total owners’ capital-Class 1	72,098,275	9,761,819	13,663,563
Total owners’ capital-Class 1AP	748,275	58,378	47,785
Total owners’ capital-Class 2	23,550,697	3,207,182	1,558,130
Total owners’ capital-Class 2a	600,287	—	—
Total owners’ capital-Class 3a	2,528,303	—	—
Total net asset value per unit- Class 1	131.54	130.28	95.61
Total net asset value per unit- Class 1AP	133.20	131.93	96.82
Total net asset value per unit- Class 2	179.16	176.56	128.48
Total net asset value per unit- Class 2a	153.02	—	—
Total net asset value per unit- Class 3a	152.52	—	—

Frontier Winton Fund
Interest-net	$55
Total Expenses	3,960,912
Net gain/(loss) on investments	12,603,511
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	8,642,654
Net income/ (loss) per unit- Class 1	36.36
Net income/ (loss) per unit- Class 1AP	39.25
Net income/ (loss) per unit- Class 2	52.06
Total Assets	$41,541,451
Total owners’ capital-Class 1	26,870,878
Total owners’ capital-Class 1AP	38,042
Total owners’ capital-Class 2	13,142,313
Total net asset value per unit- Class 1	175.95
Total net asset value per unit- Class 1AP	178.18
Total net asset value per unit- Class 2	226.23

Supplementary Quarterly Financial Information

The following summarized quarterly financial information presents the Trust’s results of operations for the three-month periods ended March 31, June 30, September 30, and December 31, 2018.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2018 (unaudited)	2018 (unaudited)	2018 (unaudited)	2018 (unaudited)
Frontier Diversified Fund:
Net gain (loss) on investments	($1,514,894)	$537,649	($403,356)	(148,747)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	($1,701,986)	376,539	(578,178)	(296,601)
Increase (decrease) in net asset value per Class 1 units	($9.88)	$1.77	($3.84)	($2.21)
Increase (decrease) in net asset value per Class 2 units	($10.93)	$2.61	($3.96)	($2.07)
Increase (decrease) in net asset value per Class 3 units	($10.09)	$2.50	($3.62)	($1.85)
Net asset value per Class 1 units	$106.53	$108.30	$104.46	$102.25
Net asset value per Class 2 units	$124.26	$126.86	$122.91	$120.84
Net asset value per Class 3 units	$115.59	$118.09	$114.47	$112.62

Frontier Masters Fund:
Net gain (loss) on investments	($1,462,847)	$202,533	($10,638)	(242,475)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	($1,635,794)	$63,059	($135,366)	(386,858)
Increase (decrease) in net asset value per Class 1 unit	($16.44)	$1.03	($2.13)	($6.10)
Increase (decrease) in net asset value per Class 2 unit	($18.60)	$1.71	($1.99)	($6.71)
Increase (decrease) in net asset value per Class 3 unit	($17.29)	$1.67	($1.78)	($6.22)
Net asset value per Class 1 unit	$98.30	$99.33	$97.20	$91.10
Net asset value per Class 2 unit	$114.67	$116.38	$114.39	$107.68
Net asset value per Class 3 unit	$107.10	$108.77	$106.99	$100.77

Frontier Long/Short Commodity Fund:
Net gain (loss) on investments	($103,393)	($204,528)	($111,396)	(187,941)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	($124,708)	($223,030)	($127,872)	(201,348)
Increase (decrease) in net asset value per Class 1a units	$2.22	($7.08)	($4.59)	($9.39)
Increase (decrease) in net asset value per Class 2 units	$3.61	($5.91)	($2.98)	($4.72)
Increase (decrease) in net asset value per Class 2a units	$3.81	($7.82)	($4.98)	($10.63)
Increase (decrease) in net asset value per Class 3 units	$4.07	($6.21)	($3.13)	($4.96)
Increase (decrease) in net asset value per Class 3a units	$4.48	($8.13)	($5.17)	($11.11)
Net asset value per Class 1a units	$77.86	$70.78	$66.19	$56.80
Net asset value per Class 2 units	$112.44	$106.52	$103.54	$98.82
Net asset value per Class 2a units	$89.95	$82.13	$77.15	$66.52
Net asset value per Class 3 units	$117.97	$111.75	$108.62	$103.66
Net asset value per Class 3a units	$94.24	$86.11	$80.94	$69.83

Frontier Balanced Fund:
Net gain (loss) on investments	($2,907,257)	($1,981,799)	($1,017,197)	2,622,978
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	($3,705,205)	($322,665)	($1,596,699)	(179,616)
Increase (decrease) in net asset value per Class 1 units	($11.03)	($7.97)	($5.40)	($2.18)
Increase (decrease) in net asset value per Class 1AP units (8)	($11.24)	($7.58)	($5.05)	($1.47)
Increase (decrease) in net asset value per Class 2 units	($15.20)	($10.19)	($6.82)	($1.96)
Increase (decrease) in net asset value per Class 2a units	($13.10)	($8.40)	($5.85)	($1.67)
Increase (decrease) in net asset value per Class 3a units	($13.06)	($8.37)	($5.83)	($1.68)
Net asset value per Class 1 units	$124.94	$125.21	$119.81	$117.63
Net asset value per Class 1AP units (8)	$139.33	$140.68	$135.63	$134.16
Net asset value per Class 2 units	$187.88	$189.72	$182.90	$180.94
Net asset value per Class 2a units	$162.67	$164.33	$158.48	$156.81
Net asset value per Class 3a units	$162.12	$163.77	$157.94	$156.26

Frontier Select Fund:
Net gain (loss) on investments	($894,845)	($68,312)	$97,395	(183,166)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	($972,128)	($129,694)	$38,170	(240,124)
Increase (decrease) in net asset value per Class 1 units	($13.80)	($1.72)	$0.66	($4.00)
Increase (decrease) in net asset value per Class 1AP units (8)	($14.66)	($1.29)	$1.38	($2.97)
Increase (decrease) in net asset value per Class 2 units	($19.45)	($1.72)	$1.84	($5.22)
Net asset value per Class 1 units	$76.47	$74.75	$75.41	$71.41
Net asset value per Class 1AP units (8)	$85.36	$84.07	$85.45	$82.48
Net asset value per Class 2 units	$113.28	$111.56	$113.40	$108.18

Frontier Winton Fund:
Net gain (loss) on investments	($1,026,553)	$621,227	$66,648	(669,902)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	($1,334,048)	$327,935	($187,632)	(958,011)
Increase (decrease) in net asset value per Class 1 units	$14.48	$4.06	($2.64)	($14.45)
Increase (decrease) in net asset value per Class 1AP units (8)	($14.83)	$5.58	($1.68)	($15.59)
Increase (decrease) in net asset value per Class 2 units	($19.65)	$6.62	$2.73	($19.03)
Net asset value per Class 1 units	$144.60	$148.66	$146.02	$131.57
Net asset value per Class 1AP units (8)	$161.60	$167.19	$165.51	$149.92
Net asset value per Class 2 units	$196.85	$203.47	$206.20	$187.17

Frontier Heritage Fund:
Net gain (loss) on investments	($692,322)	($26,200)	$22,592	(5,279)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	($806,771)	($86,681)	($66,140)	(77,588)
Increase (decrease) in net asset value per Class 1 units	($16.69)	($1.82)	($1.58)	($1.27)
Increase (decrease) in net asset value per Class 1AP units (8)	($17.64)	($1.18)	($0.88)	($2.80)
Increase (decrease) in net asset value per Class 2 units	($23.59)	($1.57)	($1.23)	($0.78)
Net asset value per Class 1 units	$104.50	$102.68	$101.10	$99.83
Net asset value per Class 1AP units (8)	$116.64	$115.46	$114.58	$111.78
Net asset value per Class 2 units	$156.11	$154.54	$153.31	$152.53

The following summarized quarterly financial information presents the Trust’s results of operations for the three-month periods ended March 31, June 30, September 30, and December 31, 2017.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2017 (unaudited)	2017 (unaudited)	2017 (unaudited)	2017 (unaudited)
Frontier Diversified Fund:
Net gain (loss) on investments	$2,007,523	($664,367)	$68,284	$1,601,530
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$1,604,829	(1,177,243)	(189,436)	$1,373,853
Increase (decrease) in net asset value per Class 1 units	$2.88	($7.58)	($1.63)	$6.31
Increase (decrease) in net asset value per Class 2 units	$3.80	($8.12)	($1.32)	$7.89
Increase (decrease) in net asset value per Class 3 units	$3.61	($7.46)	($1.15)	$7.41
Net asset value per Class 1 units	$119.31	$111.73	$110.10	$116.41
Net asset value per Class 2 units	$136.74	$128.62	$127.30	$135.19
Net asset value per Class 3 units	$126.88	$119.42	$118.27	$125.68

Frontier Masters Fund:
Net gain (loss) on investments	$388,839	($1,135,045)	($106,063)	$1,929,264
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$124,756	($1,386,178)	($290,565)	$1,762,927
Increase (decrease) in net asset value per Class 1 unit	$0.30	($10.71)	($2.98)	$15.33
Increase (decrease) in net asset value per Class 2 unit	$0.87	($11.75)	($2.95)	$18.32
Increase (decrease) in net asset value per Class 3 unit	$0.89	($10.88)	($2.67)	$17.17
Net asset value per Class 1 unit	$113.10	$102.39	$99.41	$114.74
Net asset value per Class 2 unit	$129.65	$117.90	$114.95	$133.27
Net asset value per Class 3 unit	$120.78	$109.90	$107.23	$124.40

Frontier Long/Short Commodity Fund:
Net gain (loss) on investments	$435,033	($739,137)	$72,790	($783)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$350,787	($746,261)	$32,454	($60,590)
Increase (decrease) in net asset value per Class 1a units	$2.22	($11.37)	($0.37)	($1.91)
Increase (decrease) in net asset value per Class 2 units	$3.61	($16.82)	($0.03)	($0.51)
Increase (decrease) in net asset value per Class 2a units	$3.81	($14.09)	($0.03)	($1.77)
Increase (decrease) in net asset value per Class 3 units	$4.07	($12.81)	($0.02)	($0.54)
Increase (decrease) in net asset value per Class 3a units	$4.48	($12.22)	$0.03	($1.80)
Net asset value per Class 1a units	$95.00	$83.63	$83.26	$81.35
Net asset value per Class 2 units	$133.17	$116.35	$116.32	$115.81
Net asset value per Class 2a units	$109.48	$95.39	$95.36	$93.59
Net asset value per Class 3 units	$134.87	$122.06	$122.04	$121.50
Net asset value per Class 3a units	$111.98	$99.76	$99.79	$97.99

Frontier Balanced Fund:
Net gain (loss) on investments	$2,926,792	($1,981,799)	$367,405	$3,592,540
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$1,946,475	($322,665)	($440,957)	$118,119
Increase (decrease) in net asset value per Class 1 units	$3.01	($7.97)	($1.64)	$7.76
Increase (decrease) in net asset value per Class 1AP units (8)	$4.32	($7.58)	($0.73)	$9.58
Increase (decrease) in net asset value per Class 2 units	$5.82	($10.19)	($0.98)	$13.26
Increase (decrease) in net asset value per Class 2a units	$5.12	($8.40)	($0.79)	$10.79
Increase (decrease) in net asset value per Class 3a units	$5.10	($8.37)	($0.80)	$10.76
Net asset value per Class 1 units	$137.81	$129.84	$128.20	$135.96
Net asset value per Class 1AP units (8)	$149.29	$141.71	$140.98	$150.56
Net asset value per Class 2 units	$200.81	$190.62	$189.64	$202.90
Net asset value per Class 2a units	$174.17	$165.77	$164.98	$175.77
Net asset value per Class 3a units	$173.59	$165.22	$164.42	$175.18

Frontier Select Fund:
Net gain (loss) on investments	($366,365)	($1,387,409)	($246,729)	$1,313,503
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	($493,434)	($1,159,529)	($332,881)	$1,276,110
Increase (decrease) in net asset value per Class 1 units	($4.18)	($11.09)	($4.33)	$15.81
Increase (decrease) in net asset value per Class 1AP units (8)	($3.89)	($11.37)	($4.02)	$18.14
Increase (decrease) in net asset value per Class 2 units	($5.05)	($15.09)	($5.45)	$24.07
Net asset value per Class 1 units	$89.88	$78.79	$74.46	$90.27
Net asset value per Class 1AP units (8)	$97.27	$85.90	$81.88	$100.02
Net asset value per Class 2 units	$129.20	$114.11	$108.66	$132.73

Frontier Winton Fund:
Net gain (loss) on investments	$686,811	($1,992,821)	$440,557	$4,592,381
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	($248,287)	($1,580,780)	($196,414)	$2,286,683
Increase (decrease) in net asset value per Class 1 units	($1.58)	($8.84)	($1.79)	$16.78
Increase (decrease) in net asset value per Class 1AP units (8)	($0.91)	($8.00)	($0.76)	$19.94
Increase (decrease) in net asset value per Class 2 units	($0.68)	($10.64)	($0.96)	$17.80
Net asset value per Class 1 units	$152.93	$144.09	$142.30	$159.08
Net asset value per Class 1AP units (8)	$165.26	$157.26	$156.50	$176.44
Net asset value per Class 2 units	$210.30	$199.66	$198.70	$216.50

Frontier Heritage Fund:
Net gain (loss) on investments	($373,402)	($379,650)	$27,074	$1,034,965
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	($340,160)	($435,032)	($147,535)	$813,292
Increase (decrease) in net asset value per Class 1 units	($4.36)	($6.24)	($2.99)	($21.11)
Increase (decrease) in net asset value per Class 1AP units (8)	($2.96)	($6.70)	($2.39)	($22.22)
Increase (decrease) in net asset value per Class 2 units	($5.08)	($7.84)	($3.21)	($19.00)
Net asset value per Class 1 units	$115.22	$108.98	$142.30	$121.19
Net asset value per Class 1AP units (8)	$125.64	$118.94	$156.50	$134.28
Net asset value per Class 2 units	$167.02	$159.18	$198.70	$179.70

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Liquidity and Capital Resources

The Trust will raise additional capital only through the sale of Units offered pursuant to the continuing offering and does not intend to raise any capital through borrowing. Due to the nature of the Trust’s business, it makes no capital expenditures and has no capital assets that are not operating capital or assets.

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At December 31, 2018, cash deposited at the clearing brokers was $20,603,738  for the Trust. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each month. Currently, with the Federal Funds target rate at 2.25% to 2.50%, this amount is estimated to be 2.25%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds and time deposits. Aggregate interest income from all sources, including US. Treasure Securities assets net of premiums and cash held at clearing brokers, of up to 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Winton Fund, Frontier Select Fund, and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a and Class 3a), Frontier Masters Fund and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 100% of the interest is retained by the respective Series. The amount reflected in the financial statements for the Trust and Series are disclosed on a net basis. Due to some classes not exceeding the 2% paid to the Managing Owner, amounts earned by those classes may be zero.

Approximately 10% to 30% of the Trust’s assets are expected to be committed as required margin for futures contracts and forwards and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. treasury bills in segregated accounts with the futures broker pursuant to the CEA and regulations there under. Approximately 2% to 6% of the Trust’s assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the CEA, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 64% to 88% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. federally chartered banks. As of December 31, 2018, total cash and cash equivalents held at banking institutions were $465,105 for the Frontier Diversified Fund, $59,713 for the Frontier Long/Short Commodity Fund, $50,069 for the Frontier Masters Fund, $50,880 for the Frontier Balanced Fund, $27,791 for the Frontier Select Fund, $940,992 for the Frontier Winton Fund, and $135,329 for the Frontier Heritage Fund.

As a commodity pool, the Trust has large cash positions. Such cash positions are used to pay margin for the trading of futures, forwards and options, and also to pay redemptions. Generally, the Trust has not been forced to liquidate positions to fund redemptions. During the fiscal year ended December 31, 2018, the Trust was able to pay all redemptions.

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

Results of Operations for the Twelve Months Ended December 31, 2018

Series Returns and Other Information

The returns for each Series and Class of Units for the twelve months ended December 31, 2018, and related information, are discussed below. The activities of the Trust on a consolidated basis are explained through the activity of the underlying Series. Please refer to the discussion of the Series activities in relation to the Trust on a consolidated basis.

Each Series had exposure to commodity interest positions within one or more sectors during fiscal 2018. The performance of each Series was impacted over the course of the year by, among other things, the relative performance of the relevant sector or sectors and the commodities within those sectors, the changing allocations among, and the specific positions taken by, the Series’ Trading Advisors in, the relevant sector(s) and commodities, and the timing of entries and exits. For each of the Series, a sector attribution chart has been included at the end of the relevant discussion. Each chart depicts the performance of the relevant Series’ positions within each of the relevant sectors (determined by the Managing Owner using monthly gross return and NAV figures, with various adjustments to net out a proportional allocation of the fees and expenses chargeable to the Series) during the fourth quarter (except as otherwise noted) and for the full calendar year. Charts depicting the performance of the various Series’ positions within each of the relevant sectors during the prior three quarters were included in the Trust’s quarterly reports on Form 10-Q previously filed.

As of the date of this report, for a Series that has invested in a swap, a trading advisor does not receive any management fees directly from the Series for such swap, and instead the relevant trading advisor receives compensation via the fees embedded in the swap. As of December 31, 2018, the weighted average management fee embedded in (i) swaps owned by Frontier Diversified Fund was 0.79% per annum, (ii) swaps owned by Frontier Balanced Fund was 0.59% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 1.92% per annum, (iv) swaps owned by Frontier Heritage Fund was 2.20% per annum, and (v) swaps owned by Frontier Select Fund was 2.08% per annum and the managing owner has waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded management fee is accrued on the relevant notional amount of the swap.

2018

The Frontier Diversified Fund – Class 1 NAV lost 12.16% for the twelve months ended December 31, 2018, net of fees and expenses; the Frontier Diversified Fund – Class 2 NAV lost 10.61% for the twelve months ended December 31, 2018 net of fees and expenses; the Frontier Diversified Fund – Class 3 NAV lost 10.39% for the twelve months ended December 31, 2018 net of fees and expenses. For the twelve months ended December 31, 2018 the Frontier Diversified Fund recorded a net loss on investments of $1,529,348, net investment loss of $670,878 and total expenses of $706,332, resulting in a net decrease in owners’ capital from operations attributable to controlling interests of $2,200,226. The NAV per Unit, Class 1, decreased from $116.41 at December 31, 2017, to $102.25 as of December 31, 2018. The NAV per Unit, Class 2, decreased from $135.19 at December 31, 2017, to $120.84 as of December 31, 2018. The NAV per Unit, Class 3, decreased from $125.68 at December 31, 2017, to $112.62 as of December 31, 2018. Total Class 1 subscriptions and redemptions for the period were $0 and $354,496, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $988,936, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $1,766,519, respectively. Ending capital at December 31, 2018, is $1,703,556 for Class 1 and $7,672,754 for Class 2 and $6,780,200 for Class 3.

The Frontier Diversified Fund invests in one or more swaps.  To the extent that the Series invests in a swap, the swap references an index, consisting of the performance realized on the trading program of one or more commodity trading advisors.  Such performance is net of management fees and incentive fees paid to the underlying commodity trading advisor(s), brokerage fees and certain other related fees and charges, and therefore these fees are said to be embedded.

The aggregate fees embedded in a swap are provided for in the index description for the relevant swap.  In addition to the management fee and incentive fee for the commodity trading advisor(s) (the “CTA Fees”), each index provides for the deduction of a management fee to the counterparty for the swap.  The counterparty management fee is determined based on the management fee spread set forth in the index description, while the CTA Fees are based on a percentage of the assets managed by each trading advisor and new trading profits, respectively, and are set forth in the reports delivered to the Series by the counterparty.  In addition to the counterparty management fee and the CTA Fees, the underlying transactions executed by the commodity trading advisors may be subject to the deduction of certain prime brokerage, exchange and other related fees and charges, each of which are reflected in the transaction values, and consequently the value of the index.

The current management fees payable to the underlying commodity trading advisor(s) comprising the index referenced in the swaps is 1.00% per annum of notional assets. The current incentive fees payable to the underlying commodity trading advisor(s) comprising the index referenced in the swaps range from 20% to 25% of new net trading profits on a monthly or quarterly basis. To the extent that there are embedded management fees and incentive fees incurred in a swap investment, the Managing Owner waives any management and incentive fees to which it is otherwise entitled.  The management and incentive fees embedded in a swap may be higher or lower than the management and incentive fees that would otherwise be charged to a Series by the Managing Owner.

As of December 31, 2018, the management fee embedded in swaps owned by Frontier Diversified Fund was 1.00% per annum, and the managing owner has waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded management fee is accrued on the relevant notional amount of the swap.

Based on an analysis of the management fees charged to Frontier Diversified Fund, the effective management fee rate of the Series were higher than the management fee rate otherwise payable to the Managing Owner.  The effective management fee rate for the Series was calculated for the period covered by the Form 10-K by dividing the aggregate management fees paid by such Series (whether directly to the Managing Owner, or as an embedded management fee paid to a third-party commodity trading advisor) by the aggregate assets on which such management fees were paid.  For the period ended December 31, 2018, the effective management fee rate of Frontier Diversified Fund was 0.79%, compared to a management fee payable to the Managing Owner of 0.75%. For the year ended December 31, 2018, the management and incentive fees embedded in gains (losses) from trading companies owned by Frontier Diversified Fund was $114,447.

The Frontier Diversified Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors.

Sector Attribution for the Frontier Diversified Fund

Three of the six sectors traded in the Frontier Diversified Fund were profitable in Q4 2018. Currencies, Energies and Interest Rates were profitable while Metals, Agriculturals and Stock Indices finished negative for the quarter.

The Currencies, Energies and Interest Rates sectors were positive year-to-date (“YTD”) while Metals, Agriculturals and Stock Indices were negative YTD.

In terms of major CTA performance, three of the ten major CTAs in the Frontier Diversified Fund were profitable in Q4 2018. H2O, Quantmetrics and Welton finished positive for the quarter. Aspect, Crabel, Emil Van Essen, Fort, Quantitative Investment Management (“QIM”), Quest and Winton finished negative for the quarter. In terms of YTD performance Crabel, H2O and Quantmetrics were positive YTD while Aspect, Emil Van Essen, Fort, QIM, Quest, Welton and Winton were negative YTD.

Frontier Long/Short Commodity Fund

2018

The Frontier Long/Short Commodity Fund – Class 2 NAV lost 14.67% for the twelve months ended December 31, 2018, net of fees and expenses; the Frontier Long/Short Commodity Fund – Class 3 NAV lost 14.68% for the twelve months ended December 31, 2018, net of fees and expenses; the Frontier Long/Short Commodity Fund – Class 1a NAV lost 30.18% for the twelve months ended December 31, 2018, net of fees and expenses; the Frontier Long/Short Commodity Fund – Class 2a NAV lost 28.92% for the twelve months ended December 31, 2018, net of fees and expenses; the Frontier Long/Short Commodity Fund – Class 3a NAV lost 28.74% for the twelve months ended December 31, 2018, net of fees and expenses.

For the twelve months ended December 31, 2018, the Frontier Long/Short Commodity Fund recorded net loss on investments of $607,258, net investment loss of $69,700, and total expenses of $82,348, resulting in a net decrease in owners’ capital from operations attributable to controlling interests of $676,958. The NAV per Unit, Class 2, decreased from $115.81 at December 31, 2017, to $98.82 as of December 31, 2018. The NAV per Unit, Class 3, decreased from $121.50 at December 31, 2017, to $103.66 as of December 31, 2018. The NAV per Unit, Class 1a, decreased from $81.35 at December 31, 2017, to $56.80 as of December 31, 2018. The NAV per Unit, Class 2a, decreased from $93.59 at December 31, 2017, to $66.52 as of December 31, 2018. The NAV per Unit, Class 3a, decreased from $97.99 at December 31, 2017, to $69.83 as of December 31, 2018. Total Class 2 subscriptions and redemptions for the twelve months were $0 and $151,966, respectively. Total Class 3 subscriptions and redemptions for the twelve months were $0 and $344,963, respectively. Total Class 1a subscriptions and redemptions for the twelve months were $0 and $79,178, respectively. Total Class 2a subscriptions and redemptions for the twelve months were $0 and $156,259, respectively. Total Class 3a subscriptions and redemptions for the twelve months were $0 and $398,521, respectively. Ending capital at December 31, 2018, is $84,096 for Class 2, $1,791,417 for Class 3, $20,051 for Class 1a, $186,469 for Class 2a and $363,174 for Class 3a.

The Frontier Long/Short Commodity Fund invests in one or more swaps.  To the extent that the Series invests in a swap, the swap references an index, consisting of the performance realized on the trading program of one or more commodity trading advisors.  Such performance is net of management fees and incentive fees paid to the underlying commodity trading advisor(s), brokerage fees and certain other related fees and charges, and therefore these fees are said to be embedded.

The aggregate fees embedded in a swap are provided for in the index description for the relevant swap.  In addition to the management fee and incentive fee for the commodity trading advisor(s) (the “CTA Fees”), each index provides for the deduction of a management fee to the counterparty for the swap.  The counterparty management fee is determined based on the management fee spread set forth in the index description, while the CTA Fees are based on a percentage of the assets managed by each trading advisor and new trading profits, respectively, and are set forth in the reports delivered to the Series by the counterparty.  In addition to the counterparty management fee and the CTA Fees, the underlying transactions executed by the commodity trading advisors may be subject to the deduction of certain prime brokerage, exchange and other related fees and charges, each of which are reflected in the transaction values, and consequently the value of the index.

The current management fees payable to the underlying commodity trading advisor(s) comprising the index referenced in the swaps is 1.50% per annum of notional assets. The current incentive fees payable to the underlying commodity trading advisor(s) comprising the index referenced in the swaps is 25% of new net trading profits on a monthly or quarterly basis. To the extent that there are embedded management and incentive fees incurred in a swap investment, the Managing Owner waives any management and incentive fees to which it is otherwise entitled.  The management and incentive fees embedded in a swap may be higher or lower than the management and incentive fees that would otherwise be charged to a Series by the Managing Owner.

As of December 31, 2018, the management fee embedded in swaps owned by Frontier Long/Short Commodity Fund was 1.50% per annum, and the managing owner has waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded management fee is accrued on the relevant notional amount of the swap.

Based on an analysis of the management fees charged to Frontier Long/Short Commodity Fund, the effective management fee rate of the Series were lower than the management fee rate otherwise payable to the Managing Owner.  The effective management fee rate for the Series was calculated for the period covered by the Form 10-K by dividing the aggregate management fees paid by such Series (whether directly to the Managing Owner, or as an embedded management fee paid to a third-party commodity trading advisor) by the aggregate assets on which such management fees were paid.  For the period ended December 31, 2018, the effective management fee rate of Frontier Long/Short Commodity Fund was 1.92%, compared to a management fee payable to the Managing Owner of 2.00%. For the year ended December 31, 2018, the management and incentive fees embedded in gains (losses) from trading companies owned by Frontier Long/Short Commodity Fund was $34,370.

The Frontier Long/Short Commodity Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors, although the majority of the exposure will typically be in the Energies, Metals and Commodities sectors.

Sector Attribution for the Frontier Long/Short Commodity Fund

Frontier Long/Short Commodity Fund Class 2A Sector Attributions
Q4 2018 and YTD
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q4 2018
YTD

Frontier Long/Short Commodity Fund Class 3 Sector Attributions
Q4 2018 and YTD
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
-16.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q4 2018
YTD

Frontier Long/Short Commodity Fund Class 3A Sector Attributions
Q4 2018 and YTD
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q4 2018
YTD

Frontier Long/Short Commodity Fund Class 1A
Major Advisors Performance
Q4 2018 and YTD
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Emil Van Essen
JE Moody
Red Oak
Rosetta
Welton
Non-Major Advisors
Q4 2018
YTD

Frontier Long/Short Commodity Fund Class 2
Major Advisors Performance
Q4 2018 and YTD
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Emil Van Essen
JE Moody
Red Oak
Rosetta
Welton
Non-Major Advisors
Q4 2018
YTD

Frontier Long/Short Commodity Fund Class 2A
Major Advisors Performance
Q4 2018 and YTD
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Emil Van Essen
JE Moody
Red Oak
Rosetta
Welton
Non-Major Advisors
Q4 2018
YTD

Frontier Long/Short Commodity Fund Class 3
Major Advisors Performance
Q4 2018 and YTD
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Emil Van Essen
JE Moody
Red Oak
Rosetta
Welton
Non-Major Advisors
Q4 2018
YTD

Frontier Long/Short Commodity Fund Class 3A
Major Advisors Performance
Q4 2018 and YTD
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Emil Van Essen
JE Moody
Red Oak
Rosetta
Welton
Non-Major Advisors
Q4 2018
YTD

One of the seven sectors traded in the Frontier Long/Short Commodity Fund was profitable in Q4 2018. Energies finished positive for the quarter while Base Metals, Grains, Meats, Precious Metals, Softs and Financials finished negative for the quarter.

Energies were positive YTD while Base Metals, Grains, Meats, Precious Metals, Softs and Financials were negative YTD.

In terms of major CTA performance, JE Moody, Red Oak and Welton finished positive for the quarter while Emil Van Essen and Rosetta were negative for the quarter.

In terms of YTD performance, JE Moody was positive YTD while Emil Van Essen, Red Oak, Rosetta and Welton were negative YTD.

Frontier Masters Fund

2018

The Frontier Masters Fund – Class 1 NAV lost 20.60% for the twelve months ended December 31, 2018, net of fees and expenses, the Frontier Masters Fund – Class 2 NAV lost 19.20% for the twelve months ended December 31, 2018, net of fees and expenses, the Frontier Masters Fund – Class 3 NAV lost 19.00% for the twelve months ended December 31, 2018, net of fees and expenses.

For the twelve months ended December 31, 2018 the Frontier Masters Fund recorded a net loss on investments of $1,513,427, net investment loss of $581,532, and total expenses of $605,189, resulting in a net decrease in owners’ capital from operations attributable to controlling interests of $2,094,959. The NAV per Unit, Class 1, decreased from $114.74 at December 31, 2017, to $91.10 as of December 31, 2018. The NAV per Unit, Class 2, decreased from $133.27 at December 31, 2017, to $107.68 as of December 31, 2018. The NAV per Unit, Class 3 decreased from $124.40 at December 31, 2017 to $100.77 as of December 31, 2018. Total Class 1 subscriptions and redemptions for the twelve months were $0 and $882,110, respectively. Total Class 2 subscriptions and redemptions for the twelve months were $0 and $1,634,113, respectively. Total Class 3 subscriptions and redemptions for the twelve months were $0 and $1,773,825, respectively. Ending capital at December 31, 2018, was $1,484,478 for Class 1, $1,292,975 for Class 2 and $2,794,680 for Class 3.

The Frontier Masters Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, Hybrids and Commodities sectors.

Sector Attribution for the Frontier Masters Fund

Three of the six sectors traded in the Frontier Masters Fund were profitable in Q4 2018. Currencies, Energies and Interest Rates were positive while Metals, Agriculturals and Stock Indices were negative for the quarter.

Energies were positive for the year while Metals, Currencies, Agriculturals, Interest Rates and Stock Indices were negative.

In terms of major CTA performance, Welton finished positive for the quarter while Emil Van Essen, Transtrend and Winton were negative during the quarter. In terms of YTD performance, Emil Van Essen, Transtrend, Welton and Winton were negative YTD.

Frontier Balanced Fund

2018

The Frontier Balanced Fund – Class 1 NAV lost 13.48% for the twelve months ended December 31, 2018, net of fees and expenses; The Frontier Balanced Fund – Class 1AP NAV lost 10.89% for the twelve months ended December 31, 2018, net of fees and expenses; the Frontier Balanced Fund – Class 2 NAV lost 10.82% for the twelve months ended December 31, 2018, net of fees and expenses; the Frontier Balanced Fund – Class 2a NAV lost 10.79% for the twelve months ended December 31, 2018, net of fees and expenses; the Frontier Balanced Fund – Class 3a NAV lost 10.80% for the twelve months ended December 31, 2018, net of fees and expenses.

For the twelve months ended December 31, 2018, the Frontier Balanced Fund recorded net loss on investments of $3,283,275, net investment loss of $2,520,910, and total expenses of $2,559,208, resulting in a net decrease in owners’ capital from operations attributable to controlling interests of $5,804,185. The NAV per Unit, Class 1, decreased from $135.96 at December 31, 2017, to $117.63 as of December 31, 2018. The NAV per Unit, Class 1AP, decreased from $150.56 at December 31, 2017, to $134.16 as of December 31, 2018. The NAV per Unit, Class 2, decreased from $202.90 at December 31, 2017, to $180.94 as of December 31, 2018. For Class 2a, the NAV per Unit decreased from $175.77 at December 31, 2017, to $156.81 as of December 31, 2018. For Class 3a, the NAV per Unit decreased from $175.18 at December 31, 2017, to $156.26 as of December 31, 2018. Total Class 1 subscriptions and redemptions for the twelve months were $0 and $8,236,418, respectively. Total Class 1AP subscriptions and redemptions for the twelve months were $0 and $178,400, respectively. Total Class 2 subscriptions and redemptions for the twelve months were $0 and $1,744,916, respectively. Total Class 2a subscriptions and redemptions for the twelve months were $0 and $142,924, respectively. Total Class 3a subscriptions and redemptions for the twelve months were $0 and $351,542, respectively. Ending capital at December 31, 2018, was $25,703,922 for Class 1, $355,112 for Class 1 AP, $4,528,375 for Class 2, $339,173 for Class 2a and $893,515 for Class 3a.

The Frontier Balanced Fund invests in one or more swaps.  To the extent that the Series invests in a swap, the swap references an index, consisting of the performance realized on the trading program of one or more commodity trading advisors.  Such performance is net of management fees and incentive fees paid to the underlying commodity trading advisor(s), brokerage fees and certain other related fees and charges, and therefore these fees are said to be embedded.

The aggregate fees embedded in a swap are provided for in the index description for the relevant swap.  In addition to the management fee and incentive fee for the commodity trading advisor(s) (the “CTA Fees”), each index provides for the deduction of a management fee to the counterparty for the swap.  The counterparty management fee is determined based on the management fee spread set forth in the index description, while the CTA Fees are based on a percentage of the assets managed by each trading advisor and new trading profits, respectively, and are set forth in the reports delivered to the Series by the counterparty.  In addition to the counterparty management fee and the CTA Fees, the underlying transactions executed by the commodity trading advisors may be subject to the deduction of certain prime brokerage, exchange and other related fees and charges, each of which are reflected in the transaction values, and consequently the value of the index.

The current management fees payable to the underlying commodity trading advisor(s) comprising the index referenced in the swaps is 1.00% per annum of notional assets. The current incentive fees payable to the underlying commodity trading advisor(s) comprising the index referenced in the swaps ranges from 20% to 25% of new net trading profits on a monthly or quarterly basis. To the extent that there are embedded management and incentive fees incurred in a swap investment, the Managing Owner waives any management and incentive fees to which it is otherwise entitled.  The management and incentive fees embedded in a swap may be higher or lower than the management and incentive fees that would otherwise be charged to a Series by the Managing Owner.

As of December 31, 2018, the management fee embedded in swaps owned by Frontier Balanced Fund was 1.00% per annum, and the managing owner has waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded management fee is accrued on the relevant notional amount of the swap.

Based on an analysis of the management fees charged to Frontier Balanced Fund, the effective management fee rate of the Series were higher than the management fee rate otherwise payable to the Managing Owner.  The effective management fee rate for the Series was calculated for the period covered by the Form 10-K by dividing the aggregate management fees paid by such Series (whether directly to the Managing Owner, or as an embedded management fee paid to a third-party commodity trading advisor) by the aggregate assets on which such management fees were paid.  For the period ended December 31, 2018, the effective management fee rate of Frontier Balanced Fund was 0.59%, compared to a management fee payable to the Managing Owner of 0.50%. For the year ended December 31, 2018, the management and incentive fees embedded in gains (losses) from trading companies owned by Frontier Balanced Fund was $317,210.

The Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors.

Sector Attribution for the Frontier Balanced Fund

Frontier Balanced Fund Class 1AP Major Advisors Performance Q4 2018 and YTD

3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
Aspect Capital Limited
Beach Horizon
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Quantmetrics
Welton
Winton
Non-Major Advisors
Q4 2018
YTD

Equinox Frontier Balanced Fund Class 2 Major Advisors Performance Q4 2018 and YTD

3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
Aspect Capital Limited
Beach Horizon
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Quantmetrics
Welton
Winton
Non-Major Advisors
Q4 2018
YTD

Frontier Balanced Fund Class 2A Major Advisors Performance Q4 2018 and YTD

3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
Aspect Capital Limited
Beach Horizon
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Quantmetrics
Welton
Winton
Non-Major Advisors
Q4 2018
YTD

Frontier Balanced Fund Class 3A Major Advisors Performance Q4 2018 and YTD

3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
Aspect Capital Limited
Beach Horizon
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Quantmetrics
Welton
Winton
Non-Major Advisors
Q4 2018
YTD

Three of the six sectors traded in the Frontier Balanced Fund were profitable in Q4 2018. Currencies, Energies and Interest Rates were profitable while Metals, Agriculturals and Stock Indices finished negative for the quarter.

The Currencies, Energies and Interest Rates sectors were positive YTD while Metals, Agriculturals and Stock Indices were negative YTD.

In terms of major CTA performance, Beach Horizon, H2O, Quantmetrics and Welton finished positive for the quarter. Crabel, Emil Van Essen, Fort, QIM and Winton finished negative for the quarter. Crabel, H2O and Quantmetrics were positive YTD. Aspect, Beach Horizon, Emil Van Essen, Fort, QIM, Welton and Winton were negative YTD.

Frontier Select Fund

2018

The Frontier Select Fund – Class 1 NAV lost 20.89% for the twelve months ended December 31, 2018, net of fees and expenses; The Frontier Select Fund – Class 1AP NAV lost 17.54% for the twelve months ended December 31, 2018, net of fees and expenses; the Frontier Select Fund – Class 2 NAV lost 18.50% for the twelve months ended December 31, 2018, net of fees and expenses.

For the twelve months ended December 31, 2018, the Frontier Select Fund recorded net loss on investments of $1,048,928, net investment loss of $254,848, and total expenses of $254,848, resulting in a net decrease in owners’ capital from operations attributable to controlling interests of $1,303,776. The NAV per Unit, Class 1, decreased from $90.27 at December 31, 2017, to $71.41 as of December 31, 2018. The NAV per Unit, Class 1AP, decreased from $100.02 at December 31, 2017, to $82.48 as of December 31, 2018. The NAV per Unit, Class 2, decreased from $132.73  at December 31, 2017, to $108.18 as of December 31, 2018. Total Class 1 subscriptions and redemptions for the twelve months ended December 31, 2018, were $0 and $1,053,942, respectively. Total Class 1AP subscriptions and redemptions for the twelve months ended December 31, 2018, were $0 and $18,724, respectively. Total Class 2 subscriptions and redemptions for the twelve months ended December 31, 2018, were $0 and $570,336, respectively. Ending capital, at December 31, 2018, was $3,709,130 for Class 1, $1,897 for Class 1AP, and $145,835 for Class 2.

The Frontier Select Fund invests in one or more swaps.  To the extent that the Series invests in a swap, the swap references an index, consisting of the performance realized on the trading program of one or more commodity trading advisors.  Such performance is net of management fees and incentive fees paid to the underlying commodity trading advisor(s), brokerage fees and certain other related fees and charges, and therefore these fees are said to be embedded.

The aggregate fees embedded in a swap are provided for in the index description for the relevant swap.  In addition to the management fee and incentive fee for the commodity trading advisor(s) (the “CTA Fees”), each index provides for the deduction of a management fee to the counterparty for the swap.  The counterparty management fee is determined based on the management fee spread set forth in the index description, while the CTA Fees are based on a percentage of the assets managed by each trading advisor and new trading profits, respectively, and are set forth in the reports delivered to the Series by the counterparty.  In addition to the counterparty management fee and the CTA Fees, the underlying transactions executed by the commodity trading advisors may be subject to the deduction of certain prime brokerage, exchange and other related fees and charges, each of which are reflected in the transaction values, and consequently the value of the index.

The current management fees payable to the underlying commodity trading advisor(s) comprising the index referenced in the swaps is 1.00% per annum of notional assets. The current incentive fees payable to the underlying commodity trading advisor(s) comprising the index referenced in the swaps is 15% of new net trading profits on a monthly or quarterly basis. To the extent that there are embedded management and incentive fees incurred in a swap investment, the Managing Owner waives any management and incentive fees to which it is otherwise entitled.  The management and incentive fees embedded in a swap may be higher or lower than the management and incentive fee that would otherwise be charged to a Series by the Managing Owner.

As of December 31, 2018, the management fee embedded in swaps owned by Frontier Select Fund was 1.00% per annum, and the managing owner has waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded management fee is accrued on the relevant notional amount of the swap.

Based on an analysis of the management fees charged to Frontier Select Fund, the effective management fee rate of the Series were lower than the management fee rate otherwise payable to the Managing Owner.  The effective management fee rate for the Series was calculated for the period covered by the Form 10-K by dividing the aggregate management fees paid by such Series (whether directly to the Managing Owner, or as an embedded management fee paid to a third-party commodity trading advisor) by the aggregate assets on which such management fees were paid.  For the period ended December 31, 2018, the effective management fee rate of Frontier Select Fund was 2.08%, compared to a management fee payable to the Managing Owner of 2.50%. For the year ended December 31, 2018, the management and incentive fees embedded in gains (losses) from trading companies owned by Frontier Select Fund was $10,050.

The Frontier Select Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, Hybrids and Commodities sectors.

 Sector Attribution for the Frontier Select Fund

Three of the six sectors traded in the Frontier Select Fund were profitable in Q4 2018. Metals, Currencies and Interest Rates were positive while Energies, Stock Indices and Agriculturals were negative for the quarter.

Interest Rates were positive YTD while Metals, Currencies, Energies, Agriculturals and Interest Rates were negative YTD.

In terms of major CTA performance Welton finished positive for the quarter while Brevan Howard and Transtrend finished the quarter negative. Welton, Brevan Howard and Transtrend finished the year negative.

Frontier Winton Fund

2018

The Frontier Winton Fund – Class 1 NAV lost 17.29% for the twelve months ended December 31, 2018, net of fees and expenses; The Frontier Winton Fund – Class 1AP NAV lost 15.03% for the twelve months ended December 31, 2018, net of fees and expenses; the Frontier Winton Fund – Class 2 NAV lost 13.55% for the twelve months ended December 31, 2018, net of fees and expenses.

For the twelve months ended December 31, 2018, the Frontier Winton Fund recorded net loss on investments of $1,008,580, net investment loss of $1,143,492, and total expenses of $1,143,492, resulting in a net decrease in owners’ capital from operations attributable to controlling interests of $2,151,756. The NAV per Unit, Class 1, decreased from $159.08 at December 31, 2017 to $131.57 as of December 31, 2018. The NAV per Unit, Class 1AP, decreased from $176.44 at December 31, 2017 to $149.92 as of December 31, 2018. The NAV per Unit, Class 2, decreased from $216.50 at December 31, 2017, to $187.17 as of December 31, 2018. Total Class 1 subscriptions and redemptions for the year were $0 and $3,329,107, respectively. Total Class 1AP subscriptions and redemptions for the year were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the year were $0 and $1,090,714, respectively. Ending capital, at December 31, 2018, was $7,755,444 for Class 1, $32,082 for Class 1AP and $420,765 for Class 2.

The Frontier Winton Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors.

 Sector Attribution for the Frontier Winton Fund

Frontier Winton Fund Class 1 Sector Attributions
Q4 2018 and YTD
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2018
YTD

Frontier Winton Fund Class 1AP Sector Attributions
Q4 2018 and YTD
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
-16.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2018
YTD

Frontier Winton Fund Class 2 Sector Attributions
Q4 2018 and YTD
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
-16.00%
-18.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2018
YTD

One of the six sectors traded in the Frontier Winton Fund was profitable in Q4 2018. Interest Rates were positive while Metals, Currencies, Energies, Agriculturals and Stock Indices were negative for the quarter.

Interest Rates were positive YTD while Metals, Currencies, Energies, Agriculturals and Stock Indices were negative YTD.

Frontier Heritage Fund

2018

The Frontier Heritage Fund – Class 1 NAV lost 17.63% for the twelve months ended December 31, 2018, net of fees and expenses; The Frontier Heritage Fund – Class 1AP NAV lost 16.76% for the twelve months ended December 31, 2018, net of fees and expenses; the Frontier Heritage Fund – Class 2 NAV lost 15.12% for the twelve months ended December 31, 2018, net of fees and expenses. For the twelve months ended December 31, 2018, the Frontier Heritage Fund recorded net loss on investments of $701,209, net investment loss of $403,326, and total expenses of $403,326, resulting in a net decrease in owners’ capital from operations of $1,037,179, after non-controlling interest of $67,355. The NAV per Unit, Class 1, decreased from $121.19 at December 31, 2017, to $99.83 as of December 31, 2018. The NAV per Unit, Class 1AP, decreased from $134.28 at December 31, 2017, to $111.78 as of December 31, 2018. The NAV per Unit, Class 2, decreased from $179.70 at December 31, 2017, to $152.53 as of December 31, 2018. Total Class 1 subscriptions and redemptions for the twelve months were $0 and $1,182,575, respectively. Total Class 1AP subscriptions and redemptions for the twelve months were $0 and $4,081, respectively. Total Class 2 subscriptions and redemptions for the twelve months were $0 and $25,107, respectively. Ending capital, at December 31, 2018, was $3,331,725 for Class 1, $1,006 for Class 1AP and $620,953 for Class 2.

The Frontier Heritage Fund invests in one or more swaps.  To the extent that the Series invests in a swap, the swap references an index, consisting of the performance realized on the trading program of one or more commodity trading advisors.  Such performance is net of management fees and incentive fees paid to the underlying commodity trading advisor(s), brokerage fees and certain other related fees and charges, and therefore these fees are said to be embedded.

The aggregate fees embedded in a swap are provided for in the index description for the relevant swap.  In addition to the management fee and incentive fee for the commodity trading advisor(s) (the “CTA Fees”), each index provides for the deduction of a management fee to the counterparty for the swap.  The counterparty management fee is determined based on the management fee spread set forth in the index description, while the CTA Fees are based on a percentage of the assets managed by each trading advisor and new trading profits, respectively, and are set forth in the reports delivered to the Series by the counterparty.  In addition to the counterparty management fee and the CTA Fees, the underlying transactions executed by the commodity trading advisors may be subject to the deduction of certain prime brokerage, exchange and other related fees and charges, each of which are reflected in the transaction values, and consequently the value of the index.

The current management fees payable to the underlying commodity trading advisor(s) comprising the index referenced in the swaps is 1.00% per annum of notional assets. The current incentive fees payable to the underlying commodity trading advisor(s) comprising the index referenced in the swaps is 15% of new net trading profits on a monthly or quarterly basis. To the extent that there are embedded management and incentive fees incurred in a swap investment, the Managing Owner waives any management and incentive fees to which it is otherwise entitled.  The management and incentive fees embedded in a swap may be higher or lower than the management and incentive fees that would otherwise be charged to a Series by the Managing Owner.

As of December 31, 2018, the management fee embedded in swaps owned by Frontier Heritage Fund was 1.00% per annum, and the managing owner has waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded management fee is accrued on the relevant notional amount of the swap.

Based on an analysis of the management fees charged to Frontier Heritage Fund, the effective management fee rate of the Series were lower than the management fee rate otherwise payable to the Managing Owner.  The effective management fee rate for the Series was calculated for the period covered by the Form 10-K by dividing the aggregate management fees paid by such Series (whether directly to the Managing Owner, or as an embedded management fee paid to a third-party commodity trading advisor) by the aggregate assets on which such management fees were paid.  For the period ended December 31, 2018, the effective management fee rate of Frontier Heritage Fund was 2.20%, compared to a management fee payable to the Managing Owner of 2.50%. For the year ended December 31, 2018, the management and incentive fees embedded in gains (losses) from trading companies owned by Frontier Heritage Fund was $10,363.

The Frontier Heritage Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors.

Sector Attribution for the Frontier Heritage Fund

Two of the six sectors traded in the Frontier Heritage Fund were profitable in Q4 2018. Energies and Interest Rates were positive while Metals, Currencies, Agriculturals and Stock Indices were negative for the quarter.

Currencies and Interest Rates were positive YTD while Metals, Energies, Agriculturals and Stock Indices were negative YTD.

In terms of major CTA performance, Welton finished positive for the quarter, while Brevan Howard and Winton finished the quarter negative. Brevan Howard, Welton and Winton finished negative YTD.

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

In terms of major CTA performance, seven of the eleven major CTAs in the Frontier Diversified Fund were profitable in Q4 2017. Aspect, Chesapeake, Fort, QIM, Quest, Welton and Winton finished positive for the quarter. Crabel, Emil  Van Essen, H2O and Quantmetrics finished negative for the quarter. In terms of YTD performance Emil Van Essen, Fort, H20, QIM and Winton were positive YTD while Aspect, Chesapeake, Crabel, Quantmetrics, Quest and Welton were negative YTD.

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

For the twelve months ended December 31, 2017, the Frontier Long/Short Commodity Fund recorded net loss on investments of $319,767, net investment loss of $103,843, and total expenses of $103,843, resulting in a net decrease in owners’ capital from operations attributable to controlling interests of $423,610. The NAV per Unit, Class 2, decreased from $129.56 at December 31, 2016, to $115.81 as of December 31, 2017. The NAV per Unit, Class 3, decreased from $130.80 at December 31, 2016, to $121.50 as of December 31, 2017. The NAV per Unit, Class 1a, decreased from $92.78 at December 31, 2016, to $81.35 as of December 31, 2017. The NAV per Unit, Class 2a, decreased from $105.67 at December 31, 2016, to $93.59 as of December 31, 2017. The NAV per Unit, Class 3a, decreased from $107.50 at December 31, 2016, to $97.99 as of December 31, 2017. Total Class 2 subscriptions and redemptions for the twelve months were $0 and $521,092, respectively. Total Class 3 subscriptions and redemptions for the twelve months were $0 and $1,738,353, respectively. Total Class 1a subscriptions and redemptions for the twelve months were $0 and $1,803,092, respectively. Total Class 2a subscriptions and redemptions for the twelve months were $0 and $466,783, respectively. Total Class 3a subscriptions and redemptions for the twelve months were $1,051,248 and $1,109,793, respectively. Ending capital at December 31, 2017, is $258,900 for Class 2, $2,472,994 for Class 3, $107,619 for Class 1a, $442,644 for Class 2a and $971,895 for Class 3a.

The Frontier Long/Short Commodity Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors, although the majority of the exposure will typically be in the Energies, Metals and Commodities sectors.

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
Non-Major Advisors
Q4 2017
YTD

Frontier Long/Short Commodity Fund Class 3A
Major Advisors Performance
Q4 2017 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Chesapeake
Emil Van Essen
JE Moody
Red Oak
Rosetta
Welton
Non-Major Advisors
Q4 2017
YTD

Three of the seven sectors traded in the Frontier Long/Short Commodity Fund were profitable in Q4 2017. Base Metals, Energies and Financials finished positive for the quarter while Grains, Meats, Precious Metals and Softs finished negative for the quarter.

Energies and Precious Metals were positive YTD while Base Metals, Grains, Meats, Precious Metals, Softs and Financials were negative YTD.

In terms of major CTA performance, Chesapeake and Welton finished positive for the quarter while Emil Van Essen, JE Moody, Red Oak and Rosetta were negative for the quarter.

In terms of YTD performance, Emil Van Essen and Welton were positive YTD while Chesapeake, JE Moody, Red Oak and Rosetta were negative YTD.

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

Sector Attribution for the Frontier Masters Fund

Three of the six sectors traded in the Frontier Masters Fund were profitable in Q4 2017. Energies, Interest Rates and Stock Indices were positive while Metals, Currencies and Agriculturals were negative for the quarter.

Energies and Stock Indices were positive for the year while Metals, Currencies, Agriculturals and Interest Rates were negative.

In terms of major CTA performance, Chesapeake, Transtrend, Welton and Winton finished positive for the quarter while Emil Van Essen was negative during the quarter. In terms of YTD performance, Emil Van Essen, Welton and Winton were positive while Chesapeake and Transtrend were negative YTD.

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

For the twelve months ended December 31, 2017, the Frontier Balanced Fund recorded net gain on investments of $4,904,938, net investment loss of $3,603,966, and total expenses of $3,626,029, resulting in a net increase in owners’ capital from operations attributable to controlling interests of $1,300,972. The NAV per Unit, Class 1, increased from $134.80 at December 31, 2016, to $135.96 as of December 31, 2017. The NAV per Unit, Class 1AP, increased from $144.97 at December 31, 2016, to $150.56 as of December 31, 2017 The NAV per Unit, Class 2, increased from $194.99 at December 31, 2016, to $202.90 as of December 31, 2017. For Class 2a, the NAV per Unit increased from $169.05 at December 31, 2016, to $175.77 as of December 31, 2017. For Class 3a, the NAV per Unit increased from $168.49 at December 31, 2016, to $175.18 as of December 31, 2017. Total Class 1 subscriptions and redemptions for the twelve months were $34,027 and $18,609,588, respectively. Total Class 1AP subscriptions and redemptions for the twelve months were $0 and $100,085, respectively. Total Class 2 subscriptions and redemptions for the twelve months were $4,937 and $16,222,275, respectively. Total Class 2a subscriptions and redemptions for the twelve months were $123,835 and $126,954, respectively. Total Class 3a subscriptions and redemptions for the twelve months were $0 and $430,061, respectively. Ending capital at December 31, 2017, was $38,744,003 for Class 1, $601,247 for Class 1 AP, $6,977,027 for Class 2, $529,931 for Class 2a and $1,379,971 for Class 3a.

The Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors.

Sector Attribution for the Frontier Balanced Fund

Frontier Balanced Fund Class 1 Sector Attributions
Q4 2017 and YTD
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2017
YTD

Frontier Balanced Fund Class 1AP Sector Attributions
Q4 2017 and YTD
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2017
YTD

Frontier Balanced Fund Class 2 Sector Attributions
Q4 2017 and YTD
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2017
YTD

Frontier Balanced Fund Class 2A Sector Attributions
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

For the twelve months ended December 31, 2017, the Frontier Select Fund recorded net loss on investments of $643,472, net investment loss of $491,812, and total expenses of $491,812, resulting in a net decrease in owners’ capital from operations attributable to controlling interests of $709,734 after operations attributable to non-controlling interests of $425,550. The NAV per Unit, Class 1, decreased from $94.06 at December 31, 2016, to $90.27 as of December 31, 2017. The NAV per Unit, Class 1AP, decreased from $101.16 at December 31, 2016, to $100.02 as of December 31, 2017. The NAV per Unit, Class 2, decreased from $134.25 at December 31, 2016, to $132.73 as of December 31, 2017. Total Class 1 subscriptions and redemptions for the twelve months ended December 31, 2017, were $1,467 and $4,000,256, respectively. Total Class 1AP subscriptions and redemptions for the twelve months ended December 31, 2017, were $0 and $6,074, respectively. Total Class 2 subscriptions and redemptions for the twelve months ended December 31, 2017, were $98,345 and $563,859, respectively. Ending capital, at December 31, 2017, was $5,912,980 for Class 1, $23,354 for Class 1AP, and $865,594 for Class 2.

The Frontier Select Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, Hybrids and Commodities sectors.

 Sector Attribution for the Frontier Select Fund

Four of the six  sectors traded in the Frontier Select Fund were profitable in Q4 2017. Metals, Energies, Interest Rates and Stock Indices were positive while Currencies and Agriculturals were negative for the quarter.

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

Agriculturals and Stock Indices  were positive YTD while Metals, Currencies, Energies and Interest Rates were negative YTD.

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

Sector Attribution for the Frontier Heritage Fund

Four of the six sectors traded in the Frontier Heritage Fund were profitable in Q4 2017. Metals, Energies, Interest Rates and Stock Indices were positive while Currencies and Agriculturals were negative for the quarter.

Energies and Stock Indices were positive YTD while Metals, Currencies, Agriculturals and Interest Rates were negative YTD.

In terms of major CTA performance, Brevan Howard, Welton and Winton finished positive for the quarter, while Welton and Winton finished positive YTD and Brevan Howard finished negative YTD.

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

Sector Attribution for the Frontier Diversified Fund

Two of the six sectors traded in the Frontier Diversified Fund were profitable in Q4 2016. Stock Indices and Currencies were profitable while Interest Rates, Energies, Agriculturals and Metals finished negative for the quarter.

The Stock Indices and Interest Rates sectors were positive year-to-date (“YTD”) while Metals, Currencies, Agriculturals and Energies were negative YTD.

In terms of major CTA performance, four of the ten major CTAs in the Frontier Diversified Fund were profitable in Q4 2016. Emil Van Essen, H2O, QIM and Quantmetrics finished positive for the quarter. Aspect, Chesapeake, Crabel, Fort, Quest and Winton finished negative for the quarter. In terms of YTD performance Crabel, Emil Van Essen and QIM were positive YTD while Aspect, Chesapeake, Fort, H2O, Quantmetrics, Quest and Winton were negative YTD.

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

The Frontier Long/Short Commodity Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors, although the majority of the exposure will typically be in the Energies, Metals and Commodities sectors.

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
Total
Q4 2016
YTD

Equinox Frontier Long/Short Commodity Fund Class 3 Sector Attributions
Q4 2016 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q4 2016
YTD

Three of the seven sectors traded in the Frontier Long/Short Commodity Fund were profitable in Q4 2016. Energies, Softs and Financials finished positive for the quarter while Base Metals, Meats, Grains and Precious Metals finished negative for the quarter.

Energies, Precious Metals and Softs were positive YTD while Base Metals, Grains, Meats and Financials were negative YTD.

In terms of major CTA performance, Emil Van Essen and Red Oak finished positive for the quarter while Chesapeake, JE Moody and Rosetta were negative for the quarter.

In terms of YTD performance, Emil Van Essen and Red Oak were positive YTD while Chesapeake, JE Moody and Rosetta were negative YTD.

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

Sector Attribution for the Frontier Masters Fund

Two of the seven sectors traded in the Frontier Masters Fund were profitable in Q4 2016. Stock Indices and Hybrids were positive while Metals, Currencies, Energies, Agriculturals and Interest Rates were negative for the quarter. Currencies, Energies, Interest Rates, Stock Indices and Hybrids were positive for the year

In terms of major CTA performance, Chesapeake, Transtrend and Winton finished negative for the quarter while Emil Van Essen was positive during the quarter. In terms of YTD performance, Emil Van Essen and Transtrend were positive while Chesapeake and Winton were negative YTD.

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

For the twelve months ended December 31, 2016, the Frontier Balanced Fund recorded net gain on investments of $10,486,586, net investment income of $96,270, and total expenses of $4,637,078, resulting in a net increase in owners’ capital from operations attributable to controlling interests of $5,297,666 after operations attributable to non-controlling interests of $648,112. The NAV per Unit, Class 1, increased from $128.03 at December 31, 2015, to $134.80 as of December 31, 2016. The NAV per Unit, Class 1AP, increased from $133.59 at December 31, 2015, to $144.97 as of December 31, 2016. The NAV per Unit, Class 2, increased from $179.69 at December 31, 2015, to $194.99 as of December 31, 2016. For Class 2a, the NAV per Unit increased from $154.88 at December 31, 2015, to $169.05 as of December 31, 2016. For Class 3a, the NAV per Unit increased from $154.37 at December 31, 2015, to $168.49 as of December 31, 2016. Total Class 1 subscriptions and redemptions for the twelve months were $214,073 and $8,950,159, respectively. Total Class 1AP subscriptions and redemptions for the twelve months were $0 and $95,000, respectively. Total Class 2 subscriptions and redemptions for the twelve months were $19,471 and $2,180,977, respectively. Total Class 2a subscriptions and redemptions for the twelve months were $0 and $78,366, respectively. Total Class 3a subscriptions and redemptions for the twelve months were $0 and $897,320, respectively. Ending capital at December 31, 2016 was $56,955,371 for Class 1, $677,181 for Class 1 AP, $22,401,557 for Class 2, $516,256 for Class 2a and $1,749,006 for Class 3a.

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
-4.00%
Q4 2016
YTD

Equinox Frontier Balanced Fund Class 3A Major Advisors Performance
Q4 2016 and YTD
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
Q4 2016
YTD

Four of the six sectors traded in the Frontier Balanced Fund were profitable in Q4 2016. Currencies, Stock Indices, Agricultures and Metals were profitable while Interest Rates and Energies finished negative for the quarter.

The Stock Indices, Interest Rates, Agriculturals and Energies sectors were positive YTD while Metals and Currencies were negative YTD.

In terms of major CTA performance, Beach Horizon, Emil Van Essen, H2O, QIM and Quantmetrics finished positive for the quarter. Aspect, Crabel, Fort and Winton finished negative for the quarter. Brandywine, Cantab, Crabel, Emil Van Essen, Fort, H2O and QIM were positive YTD. Aspect, Beach Horizon, Quantmetrics and Winton were negative YTD. The series deallocated to Brandywine and Cantab during the year.

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

For the twelve months ended December 31, 2016, the Frontier Select Fund recorded net gain on investments of $2,398,954, net investment income of $1,025, and total expenses of $792,796, resulting in a net increase in Owners’ capital from operations attributable to controlling interests of $617,789 after operations attributable to non-controlling interests of $989,394. The NAV per Unit, Class 1, increased from $90.35 at December 31, 2015, to $94.06 as of December 31, 2016. The NAV per Unit, Class 1AP, increased from $94.28 at December 31, 2015, to $101.16 as of December 31, 2016. The NAV per Unit, Class 2, increased from $125.11 at December 31, 2015, to $134.25 as of December 31, 2016. Total Class 1 subscriptions and redemptions for the twelve months ended December 31, 2016, were $16,022 and $1,700,518, respectively. Total Class 1AP subscriptions and redemptions for the twelve months ended December 31, 2016, were $0 and $21,949, respectively. Total Class 2 subscriptions and redemptions for the twelve months ended December 31, 2016, were $0 and $25,360, respectively. Ending capital, at December 31, 2016, was $10,540,702 for Class 1, $29,897 for Class 1AP, and $1,411,440 for Class 2.

The Frontier Select Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, Hybrids and Commodities sectors.

 Sector Attribution for the Frontier Select Fund

Three of the seven sectors traded in the Frontier Select Fund were profitable in Q4 2016. Currencies, Metals and Stock Indices were positive while Energies, Agriculturals, Interest Rates and Hybrids were negative for the quarter.

Currencies, Interest Rates, Stock Indices and Hybrids were positive YTD while Metals, Energies and Agriculturals were negative YTD.

In terms of major CTA performance Brevan Howard  finished positive for the quarter while Transtrend was negative. Brevan Howard and Transtrend finished the year positive.

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

Interest Rates and Stock Indices were positive YTD while Metals, Currencies, Energies and Agriculturals were negative YTD.

In terms of major CTA performance, Brevan Howard and Winton finished down for the quarter, while Brevan Howard finished  positive YTD and Winton finished negative YTD.

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

Value at Risk by Market Sectors

The following tables present the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of December 31, 2018 and 2017. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

DOMESTIC EXPOSURE
Frontier Diversified Fund:
	December 31, 2018		December 31, 2017
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
MARKET SECTOR
Interest Rates	$5,929,185	36.69%	$6,395,053	29.79%
Currencies	101,370	0.63%	63,093	0.29%
Stock Indices	16,344	0.10%	34,558	0.16%
Metals	89,625	0.55%	218,878	1.02%
Agriculturals/Softs	5,440	0.03%	14,196	0.07%
Energy	125,416	0.78%	66,604	0.31%
Total:	$6,267,379	38.79%	$6,792,381	31.64%

Frontier Long/Short Commodity Fund:

	December 31, 2018		December 31, 2017
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
MARKET SECTOR
Interest Rates	$479,102	19.63%	$397,039	9.33%
Currencies	—	0.00%	—	0.00%
Stock Indices	—	0.00%	—	0.00%
Metals	—	0.00%	—	0.00%
Agriculturals/Softs	—	0.00%	—	0.00%
Energy	—	0.00%	—	0.00%
Total:	$479,102	19.63%	$397,039	9.33%

Frontier Masters Fund:
	December 31, 2018		December 31, 2017
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
MARKET SECTOR
Interest Rates	$7,031	0.13%	$10,512	0.09%
Currencies	81,261	1.45%	35,692	0.30%
Stock Indices	13,101	0.23%	19,550	0.16%
Metals	71,846	1.28%	123,822	1.04%
Agriculturals/Softs	4,361	0.08%	8,031	0.07%
Energy	100,537	1.80%	37,679	0.32%
Total:	$278,138	4.97%	$235,286	3.38%

Frontier Balanced Fund:
	December 31, 2018		December 31, 2017
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
MARKET SECTOR
Interest Rates	$10,812,090	33.95%	$11,368,274	23.64%
Currencies	1,313,490	4.12%	167,215	0.35%
Stock Indices	30,105	0.09%	51,406	0.11%
Metals	225,690	0.71%	462,467	0.96%
Agriculturals/Softs	51,840	0.16%	70,758	0.15%
Energy	236,025	0.74%	222,766	0.46%
Total:	$12,669,240	39.78%	$12,342,887	25.67%

Frontier Select Fund:
	December 31, 2018		December 31, 2017
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
MARKET SECTOR
Interest Rates	$1,432,909	37.03%	$1,500,264	22.06%
Currencies	—	0.00%	—	0.00%
Stock Indices	—	0.00%	—	0.00%
Metals	—	0.00%	—	0.00%
Agriculturals/Softs	—	0.00%	—	0.00%
Energy	—	0.00%	—	0.00%
Total:	$1,432,909	37.03%	$1,500,264	22.06%

Frontier Winton Fund:
	December 31, 2018		December 31, 2017
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
MARKET SECTOR
Interest Rates	$35,973	0.44%	$61,564	0.41%
Currencies	415,751	5.05%	209,040	1.40%
Stock Indices	67,030	0.81%	114,498	0.77%
Metals	367,583	4.46%	725,189	4.85%
Agriculturals/Softs	22,311	0.27%	47,034	0.31%
Energy	514,373	6.24%	220,673	1.48%
Total:	$1,423,021	17.28%	$1,377,999	9.22%

Frontier Heritage Fund:
	December 31, 2018		December 31, 2017
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
MARKET SECTOR
Interest Rates	$1,528,719	34.12%	$1,606,116	23.68%
Currencies	71,471	1.59%	40,791	0.60%
Stock Indices	11,523	0.26%	22,343	0.33%
Metals	63,191	1.41%	141,511	2.09%
Agriculturals/Softs	3,835	0.09%	9,178	0.14%
Energy	88,425	1.97%	43,061	0.63%
Total:	$1,767,164	39.44%	$1,863,001	27.47%

As of December 31, 2018, a portion of the assets of the Frontier Balanced Fund, Frontier Diversified Fund, Frontier Long/Short Commodity Fund, Frontier Select Fund(through its investment in an unconsolidated trading company) and Frontier Heritage Fund are invested in swap contracts (Please refer to Note 4 in the Series Financial Statements). Margin information is not available for these contracts therefore no value at risk calculations were included in the table for these investments.

Value at Risk: Foreign Markets

The following table presents the portion of trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of December 31, 2018 and 2017, on foreign markets. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

FORIEGN EXPOSURE

Frontier Diversified Fund

	December 31, 2018		December 31, 2017
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
MARKET SECTOR
Interest Rates	$44,942	0.28%	$20,044	0.09%
Currencies	32,941	0.20%	29,397	0.14%
Stock Indices	5,300	0.03%	29,331	0.14%
Metals	—	0.00%	—	0.00%
Agriculturals/Softs	11,224	0.07%	3,343	0.02%
Total:	$94,407	0.58%	$83,811	0.39%

Frontier Long/Short Commodity Fund

	December 31, 2018		December 31, 2017
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
MARKET SECTOR
Interest Rates	$—	0.00%	$—	0.00%
Currencies	—	0.00%	—	0.00%
Stock Indices	—	0.00%	—	0.00%
Metals	—	0.00%	—	0.00%
Agriculturals/Softs	—	0.00%	—	0.00%
Total:	$—	0.00%	$—	0.00%

Frontier Masters Fund

	December 31, 2018		December 31, 2017
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
MARKET SECTOR
Interest Rates	$36,027	0.64%	$11,339	0.09%
Currencies	26,406	0.47%	16,630	0.14%
Stock Indices	4,249	0.08%	16,593	0.14%
Metals	—	0.00%	—	0.00%
Agriculturals/Softs	8,998	0.16%	1,891	0.02%
Energy	—	0.00%	960	0.01%
Total:	$75,680	1.35%	$47,413	0.40%

Frontier Balanced Fund:

	December 31, 2018		December 31, 2017
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
MARKET SECTOR
Interest Rates	$271,796	0.85%	$57,304	0.12%
Currencies	60,419	0.19%	43,214	0.09%
Stock Indices	25,574	0.08%	54,910	0.11%
Metals	—	0.00%	—	0.00%
Agriculturals/Softs	31,672	0.10%	17,823	0.04%
Energy	—	0.00%	2,495	0.01%
Total:	$389,461	1.22%	$175,746	0.37%

Frontier Select Fund:

	December 31, 2018		December 31, 2017
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
MARKET SECTOR
Interest Rates	$—	0.00%	$—	0.00%
Currencies	—	0.00%	—	0.00%
Stock Indices	—	0.00%	—	0.00%
Metals	—	0.00%	—	0.00%
Agriculturals/Softs	—	0.00%	—	0.00%
Energy	—	0.00%	—	0.00%
Total:	$—	0.00%	$—	0.00%

Frontier Winton Fund:

	December 31, 2018		December 31, 2017
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
MARKET SECTOR
Interest Rates	$184,324	2.24%	$66,410	0.44%
Currencies	135,101	1.64%	97,397	0.65%
Stock Indices	21,737	0.26%	97,179	0.65%
Metals	—	0.00%	—	0.00%
Agriculturals/Softs	46,034	0.56%	11,075	0.07%
Energy	—	0.00%	5,623	0.04%
Total:	$387,196	4.70%	$277,684	1.86%

Frontier Heritage Fund:

	December 31, 2018		December 31, 2017
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
MARKET SECTOR
Interest Rates	$31,687	0.71%	$12,959	0.19%
Currencies	23,225	0.52%	19,006	0.28%
Stock Indices	3,737	0.08%	18,963	0.28%
Metals	—	0.00%	—	0.00%
Agriculturals/Softs	7,914	0.18%	2,161	0.03%
Energy	—	0.00%	1,097	0.02%
Total:	$66,562	1.49%	$54,186	0.80%

As of December 31, 2018, a portion of the assets of the Frontier Balanced Fund, Frontier Diversified Fund, Frontier Long/Short Commodity Fund, Frontier Select Fund(through its investment in an unconsolidated trading company) and Frontier Heritage Fund are invested in swap contracts (Please refer to Note 4 in the Series Financial Statements). Margin information is not available for these contracts therefore no value at risk calculations were included in the table for these investments.

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of December 31, 2018, by market sector.

Interest Rates

Interest rate risk is one of the principal market exposures of each Series. Interest rate movements directly affect the price of interest rate futures positions held and indirectly the value of a Trading Company’s stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact profitability. The primary interest rate exposure is to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Trading Companies and Galaxy Plus entities also may take futures positions on the government debt of smaller nations. The Managing Owner anticipates that G-7 interest rates will remain the primary market exposure of each Trading Company and Galaxy Plus entities and accordingly of each Series for the foreseeable future. The changes in interest rates which are expected to have the most effect on the Series are changes in long-term, as opposed to short-term rates. Most of the speculative positions to be held by the Trading Companies and Galaxy Plus entities will be in medium- to long-term instruments. Consequently, even a material change in short-term rates is expected to have little effect on the Series if the medium- to long-term rates remain steady. Aggregate interest income from all sources, including assets held at clearing brokers, of up to 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Select Fund, Frontier Select Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a and Class 3a), Frontier Masters Fund and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 100% of the interest is retained by the respective Series. [In addition, if interest rates fall below 0.75%, the Managing Owner is paid the difference between the Trust’s annualized interest income that is allocated to each of such Series and 0.75%.]

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chairman and Chief Financial Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), for the Trust and each Series as of December 31, 2018 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can only provide reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Based upon that evaluation, the management of the Managing Owner concluded that, as of the Evaluation Date, the disclosure controls and procedures for the Trust and each Series were not effective due to the material weaknesses in internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Trust’s and each Series annual or interim financial statements will not be prevented or detected on a timely basis.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the internal control over financial reporting for the Trust and each Series as of December 31, 2018, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 report entitled Internal Control-Integrated Framework.

Based on that assessment, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that the Trust did not maintain effective internal control over financial reporting as of December 31, 2018 as a result of the material weaknesses described below:

A.	Consolidation

Management’s review of the consolidation for the various Series and Trust was not designed effectively, resulting in the need for reclassifications / adjustments between financial statement line items on the statements of operations and statements of financial condition at various series and at the Trust. In addition, documentation supporting adjustments to the trial balances or various financial statement line items as presented in the consolidation was in some cases incomplete or insufficient.

B.	Financial Reporting

Management did not perform an appropriate review of the financial reporting process (i.e., untimely accounting for certain significant transactions, inadequate review of journal entries, and financial statements and related disclosures) which increased the likelihood of misstatements requiring corrections and disclosure adjustments.

Remediation Efforts

Management is committed to the remediation of the material weaknesses described above, as well as the continued improvement of our internal control over financial reporting. We have identified, and are implementing the actions described below to remediate the underlying causes of the control deficiencies that gave rise to the material weaknesses. As we continue our evaluation and improve our internal control over financial reporting, management may modify the actions described below or identify and take additional measures to address control deficiencies. Until the remediation efforts described below, including any additional measures management identifies as necessary, are completed, the material weaknesses described above will continue to exist.

To address the material weakness noted above, management is in the process of:

●	establishing proper controls to ensure that underlying balances and activity are appropriately consolidated during quarter and year end. This process will include preparing supporting schedules for account balances and adjusting entries as well as incorporating internal reviews of the consolidating schedules prior to the preparation of the quarterly and annual financial statements;

●	implementing a process where the financial statements, footnotes and applicable supporting schedules are reviewed prior to the drafting of the form 10-K;

●	performing a comprehensive review of current procedures to ensure appropriate segregation of duties and compliance with the Trust’s accounting policies and GAAP.

This annual report does not include an attestation report of the Trust’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Trust’s independent registered public accounting firm pursuant to the rules of the SEC that permit the Trust to provide only management’s report in this annual report.

Scope of Exhibit 31 Certifications

The certifications of the Chairman and Chief Financial Officer of the Managing Owner as of December 31, 2018 and as of April 29, 2019 (the date of this filing) are included as Exhibits 31.1 and 31.2, respectively, to this Form 10-K apply not only to the Trust as a whole but also to each Series individually.

Item 9B.	OTHER INFORMATION.

None.

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Trust has no directors or executive officers and also does not have any employees. Frontier Fund Management LLC serves as the Managing Owner. The Managing Owner was incorporated in Delaware in November 2016. The Managing Owner has delegated its commodity pool operator responsibilities to Wakefield Advisors LLC pursuant to the Commodity Pool Operator Delegation Agreement between the Managing Owner and Wakefield Advisors LLC, which has been registered with the CFTC as a commodity pool operator since January 7, 2013, and has been a member of the NFA since that date. Under the Commodity Pool Operator Delegation Agreement, Wakefield does not receive any fees or remuneration from the Managing Owner in connection with the performance of its obligations thereunder. The Commodity Pool Operator Delegation Agreement is effective until terminated by either the Managing Owner or Wakefield, or until Wakefield is no longer registered as a CPO (unless excluded or exempt from CPO registration under the CEA). The Managing Owner remains jointly and severally liable with Wakefield Advisors LLC for violations of the CEA and CPO Regulations. However, Wakefield Advisors LLC will indemnify the Managing Owner from and against any and all loss, liability, damage, penalty, fine, cost, and expense (including attorneys’, accountants’, experts’, and other professionals’ fees and expenses incurred in investigation or defense of any and all demands, claims, actions, suits, or arbitrations) actually and reasonably incurred by the Managing Owner, based upon, arising out of or from, or in any way in connection with, any act, activity, conduct, performance, omission, or non-performance by the Wakefield Advisors LLC of any of its functions as CPO or which violates the CEA or CPO Regulations in connection with its functions as CPO.

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

Patrick F. Hart III

Chief Executive Officer, President and Director, Wakefield Advisors, LLC

Chief Executive Officer, Frontier Fund Management LLC

Patrick F. Hart III co-founded and is President and Chief Executive Officer of Wakefield where he has been registered as a principal and associated person since December 2012 and January 2013, respectively. He also serves as the firm’s Chief Compliance Officer. Mr. Hart has been involved in the alternative investment industry for over thirty years, having specialized in the design, implementation and management of structured hedge fund and managed futures products for private and institutional clients worldwide. Mr. Hart is also the Chief Executive Officer and President of Three Palms, LLC (est. June 2003). Further, he is founder, Chief Executive Officer and Managing Partner of Hart Financial Group, LLC, a registered commodity pool operator, where he has been registered as an associated person and listed as a principal since August 1998.

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

Audit Committee Financial Expert

The Trust does not have a board of directors but instead is operated and managed by the Managing Owner. The Executive Committee of  the Managing Owner has created an audit committee of the Trust consisting of all of the Executive Committee’s members. The Executive Committee of the Managing Owner, in its capacity as the audit committee for the Trust, has determined that Patrick J. Kane, the Chairman of the Managing Owner, qualifies as an “audit committee financial expert” in accordance with the applicable rules and regulations of the SEC. Mr. Kane is not independent of management.

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

The Trust has no directors or officers. Its affairs are managed solely by the Managing Owner, which receives compensation for its services from the Trust, as follows:

Management Fees

Each Series of Units pays to the Managing Owner a monthly management fee equal to a percentage of the notional assets of such Series allocated to Trading Companies, calculated on a daily basis. The percentage basis of the fees varies and are in line with the amounts being disclosed below. In addition, the Managing Owner receives a monthly management equal to a certain percentage of the assets in the Galaxy Plus entities attributable to such Series’ (including notional assets), calculated on a monthly basis. The management fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. The total amount of assets of a Series allocated to Trading Advisors and/or reference programs, including (i) actual funds deposited in accounts directed by the Trading Advisors or deposited as margin in respect of swaps or other derivative instruments referencing a reference program plus (ii) any notional equity allocated to the Trading Advisors and any reference programs, is referred to herein as the “notional assets” of the Series. The annual rate of the management fee is: 0.5% for the Frontier Balanced Fund Class 1 and Class 2, 0.5% for the Frontier Balanced Fund Class 1AP, Class 2a and Class 3a, 2.0% for the Frontier Winton Fund, Frontier Long/Short Commodity Fund Class 1a, Class 2a and Class 3a and Frontier Masters Fund, 0.75% for Frontier Diversified Fund, 2.5% for the Frontier Heritage Fund and Frontier Select Fund, and 3.5% for the Frontier Long/Short Commodity Fund Class 2 and Class 3. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) and/or waive (up to the percentage specified) any such management fee to the extent any related management fee is paid by a trading company or estimated management fee is embedded in a swap or other derivative instrument. Any management fee embedded in a swap or other derivative instrument may be greater or less than the management fee that would otherwise be charged to the Series by the Managing Owner. As of the date of this report, for a Series that has invested in a swap, the Managing Owner or Trading Advisor(s) do not receive any management fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap.

As of December 31, 2018, the management fees embedded in (i) swaps owned by Frontier Diversified Fund was 1.00% per annum, (ii) swaps owned by Frontier Balanced Fund was 1.00% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 1.50% per annum, (iv) swaps owned by Frontier Select Fund was 1.00% per annum, and (v) swaps owned by Frontier Heritage Fund was 1.00% per annum of the relevant notional value of the swap. The Managing Owner has waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps.

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

Incentive Fees

Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated in the Trading Companies by such Series, monthly or quarterly. In addition, the Managing Owner receives a quarterly incentive fee of a certain percentage of new net trading profits generated in the Galaxy Plus entities that have been allocated to the Series. The incentive fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. Because the Frontier Balanced Fund, Frontier Diversified Fund, Frontier Masters Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Long/Short Commodity Fund may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Frontier Balanced Fund and the Frontier Diversified Fund and 20% for the Frontier Winton Fund, Frontier Heritage Fund, Frontier Select Fund, Frontier Long/Short Commodity Fund and Frontier Masters Fund. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series. As of the date of this report, for a Series that has invested in a swap, the Managing Owner or Trading Advisor(s) do not receive any incentive fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. As of December 31, 2018, the range of incentive fees as a percentage of net new trading profits on swaps embedded in (i) swaps owned by Frontier Diversified Fund was 20-25% per annum, (ii) swaps owned by Frontier Balanced Fund was 20-25% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 25% per annum, (iv) swaps owned by Frontier Select Fund was 15% per annum, and (v) swaps owned by Frontier Heritage Fund was 15% per annum, and the Managing Owner has waived the entire incentive fee due to it from those Series in respect of such Series’ investment in swaps. These embedded incentive fees may be higher or lower in the future

Interest Income

Aggregate interest income from all sources, including U.S. Treasury Securities assets net of premiums and cash held at clearing brokers, of up to the first 2% (annualized) of average net assets less any fair market value related to swaps is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Winton Fund, Frontier Select Fund, and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a and Class 3a), Frontier Masters Fund and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), thereafter 100% of the interest is retained by the respective Series.

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

The Trust has no officers or directors. Its affairs are managed solely by the Managing Owner. Set forth in the table below is information regarding the beneficial ownership of Units of the principals of the Managing Owner as of December 31, 2018:

Frontier Fund Management, LLC*:

	Units Owned	Percentage Ownership of Each Class

Frontier Balanced Fund - 2	691	2.76%
Frontier Balanced Fund - 2A	1,601	74.03%
Frontier Diversified Fund - 2	25	0.04%
Frontier Diversified Fund - 3	1,531	2.54%
Frontier Heritage Fund - 2	308	7.56%
Frontier Long/Short Commodity Fund - 2	61	7.13%
Frontier Long/Short Commodity Fund - 2A	308	10.99%
Frontier Long/Short Commodity Fund - 3A	18	0.35%
Frontier Masters Fund - 2	477	3.97%
Frontier Masters Fund - 3	199	0.72%
Frontier Select Fund - 2	429	32.20%
Frontier Winton Fund - 2	575	25.57%

*	The Managing Owner is required to maintain at least a 1% interest in the aggregate capital as well as in certain series, profits and losses of the Trust. The Managing Owner’s interest of $851,595 in the aggregate capital of the Trust of $72,012,782 at December 31, 2018 is 1.18%.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

The following table sets forth the fees billed to Frontier Fund Management LLC, the Managing Owner of the Trust, for professional services provided by RSM US LLP, the Trust’s independent registered public accounting firm, for the years ended December 31, 2018 and 2017. In accordance with the prospectus of the Trust, the Managing Owner has agreed to pay all costs of the Trust, and the Trust therefore bears no direct obligation to its independent registered public accounting firm.

FEE CATEGORY	2018	2017
Audit Fees(1)	$228,515	$301,875
Audit-Related Fees(2)	$0	$0
Tax Fees(3)	$0	$0
All Other Fees(4)	$0	$0
TOTAL FEES	$228,515	$301,875

(1)	Audit Fees consist of fees for professional services rendered for the audit of the Trust’s financial statements and review of financial statements included in the Trust’s quarterly reports, as well as services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees consist of fees for assurance and related services by RSM US LLP that are reasonably related to the performance of the audit or review of the Trust’s financial statements and are not reported under “Audit Fees,” above.

(3)	Tax Fees consist of fees for professional services rendered for tax compliance, tax advice and tax planning.

(4)	All Other Fees consist of any fees not otherwise reported in this table

The Managing Owner approved all the services provided by RSM US LLP to the Trust described above. The Managing Owner has determined that the payments made to RSM US LLP for these services during 2018 and 2017 are compatible with maintaining that firm’s independence. The Managing Owner pre-approves all audit and allowed non-audit services of the Trust’s independent registered public accounting firm, including all engagement fees and terms.

Part IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) and (2)	The response to these portions of Item 15 is submitted as a separate section of this report commencing on page F-1.

(a)(3)	Exhibits (numbered in accordance with Item 601 of Regulation S-K).

1.1	Form of selling agent Agreement among the Registrant, Frontier Fund Management, LLC and the selling agents****

1.2	Form of Amendment Agreement among the Registrant, Frontier Fund Management, LLC and the selling agents**

1.3	Form of Amendment Agreement among the Registrant, Frontier Fund Management, LLC and the selling agents***

1.4	Form of Amendment Agreement among the Registrant, Frontier Fund Management, LLC and the selling agents***

1.5	Form of Amendment Agreement among the Registrant, Frontier Fund Management, LLC and the selling agents****

1.6	Form of Amendment Agreement among the Registrant, Frontier Fund Management, LLC and the selling agents****

4.1	Restated Declaration of Trust and Second Amended and Restated Trust and Trust Agreement of the Registrant +++

4.11	First Amendment to Second Amended and Restated Trust and Trust Agreement of the Registrant++++

4.2	Form of Subscription Agreement (annexed to the Prospectus as Exhibit B)****

4.3	Form of Exchange Request (annexed to the Prospectus as Exhibit C)****

4.4	Form of Request for Redemption (annexed to the Prospectus as Exhibit D)****

4.5	Form of Request for Additional Subscription (annexed to the Prospectus as Exhibit E)****

4.6	Form of Application for Transfer of Ownership / Re-registration Form (annexed to the Prospectus as Exhibit F)****

4.7	Form of Privacy Notice (annexed to the Prospectus as Exhibit G)****

10.21	Form of Brokerage Agreement between each Trading Company and Banc of America Futures Incorporated*

10.22	Form of Brokerage Agreement between the Managing Owner, acting as agent on behalf of certain Trading Companies, and Deutsche Bank AG London**

10.23	Form of Brokerage Agreement between each Trading Company and Man Financial Inc. ***

10.24	Form of Amendment Agreement between the Managing Owner, acting as agent on behalf of certain Trading Companies, and Deutsche Bank AG London***

10.3	Form of Advisory Agreement among the Registrant, the Trading Company, Frontier Fund Management LLC, and each Trading Advisor****

10.32	Form of License Agreement among Jefferies Financial Products, LLC, Reuters America LLC, the Registrant and Frontier Fund Management LLC***

10.33	Form of License Agreement among Jefferies Financial Products, the Registrant and Frontier Fund Management LLC***

10.34	Form of Guaranty made by Jefferies Group, Inc. in favor of Frontier Trading Company VIII, LLC***

10.35	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Currency Series of the Registrant***

10.37	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Frontier Balanced Fund of the Registrant+

10.4	Form of Cash Management Agreement between Frontier Fund Management LLC and Merrill Lynch**

10.41	Form of Cash Management Agreement between Frontier Fund Management LLC and STW Fixed Income Management Ltd.***

10.5	Form of single-member limited liability company operating agreement governing each Trading Company***

10.6	Form of Platform Agreement among Galaxy Plus Fund LLC, Gemini Alternative Funds, LLC and the Trust#

10.7	Form of Fund Services Agreement between the Trust and Gemini Fund Services, LLC##

10.8	Form of Administrative Services Agreement between Gemini Hedge Fund Services, LLC and the Managing Owner###

21.1	Subsidiaries of Registrant. (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.3	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.4	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.5	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.6	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.7	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.8	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

99.1	Prospectus of Frontier Funds ++

101.INS^	XBRL Instance Document

101.SCH^	XBRL Taxonomy Extension Schema

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase

101.DEF^	XBRL Taxonomy Extension Definition Linkbase

101.LAB^	XBRL Taxonomy Extension Label Linkbase

101.PRE^	XBRL Taxonomy Extension Presentation Linkbase

*	Previously filed as like-numbered exhibit to the initial filing or the first, second, third or fourth pre-effective amendment or the first or second post-effective amendment to Registration Statement No. 333-108397 and incorporated by reference herein.

**	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first or second post-effective amendment to Registration Statement No. 333-119596 and incorporated by reference herein.

***	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first post-effective amendment to Registration Statement No. 333-129701 and incorporated by reference herein.

****	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first post-effective amendment to Registration Statement No. 333-140240 and incorporated by reference herein.

+	Previously filed as like-numbered exhibit on Form 10-Q for the period ended June 30, 2008.

++	Previously filed on May 2, 2016 pursuant to Rule 424(b)(3) of the Securities Act (File No. 333-210313).

+++	Previously filed as Exhibit 3.2 on Form 8-K, filed on December 11, 2013.

++++	Previously filed as Exhibit 4.1 on Form 8-K, filed on March 10, 2017.

#	Previously filed as Exhibit 10.1 on Form 8-K, filed on October 19, 2016.

##	Previously filed as Exhibit 10.2 on Form 8-K, filed on October 19, 2016.

###	Previously filed as Exhibit 10.3 on Form 8-K, filed on October 19, 2016.

^	Submitted electronically herewith.

Financial Report for Galaxy Plus Fund – Doherty Master Fund (528) LLC	F-249

Financial Report for Galaxy Plus Fund – Emil van Essen STP Master Fund (516) LLC	F-153

Financial Report for Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC	F-134

Financial Report for Galaxy Plus Fund – LRR Master Fund (522) LLC	F-192
Financial Report for Galaxy Plus Fund – QIM Master Fund (526) LLC	F-211

Financial Report for Galaxy Plus Fund – Quantmetrics Master Fund (527) LLC	F-230

Financial Report for Galaxy Plus Fund – Quest Master Fund (517) LLC	F-173

Financial Report for Galaxy Plus Fund – Quest FIT Fund (535) LLC	F-307

Financial Report for Galaxy Plus Fund – TT Master Fund (531) LLC	F-268

Financial Report for Galaxy Plus Fund – Welton Master Fund (538) LLC	F-326

(1)	These financial statements represent the consolidated financial statements of the Series of the Trust.
(2)	The Trust holds a majority of the equity interests in the various Trading Companies, which are the trading vehicles established for the various Series of Units of the Trust. In the financial statements of the Trust, Trading Companies in which a Series has a majority equity interest are consolidated by such Series, and investments in Trading Companies in which a Series does not have a controlling or majority interest are accounted for under the equity method of accounting, which approximates fair value and are carried in the statement of financial condition of such Series at fair value. In addition, financial statements of each of the unconsolidated Trading Companies are included in accordance with Rule 3-09 of Regulation S-X under the Securities Act of 1933, as amended. . Inclusion of these financial statements may or may not be required pursuant to Rule 3-09 of Regulation S-X under the Securities Act of 1933, financial statements of each consolidated Trading Company of the Trust are also included in the interest of providing a more complete presentation.
(3)	Financial statements of each of the Galaxy Plus entities are included in accordance with Rule 3-09 of Regulation S-X under the Securities Act of 1933, as amended. Inclusion of these financial statements may or may not be required pursuant to Rule 3-09 of Regulation S-X under the Securities Act of 1933, financial statements of the Galaxy Plus entities are also included in the interest of providing a more complete presentation.

Report of Independent Registered Public Accounting Firm

To the Unitholders and the Executive Committee of the Frontier Funds

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of Frontier Diversified Fund, Frontier Long/Short Commodity Fund, Frontier Masters Fund, Frontier Balanced Fund, Frontier Select Fund, Frontier Winton Fund, and Frontier Heritage Fund, each a separate series of the Frontier Funds (collectively, the Series) as of December 31, 2018 and 2017, the related statements of operations, changes in owners’ capital and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Series as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Series’ management. Our responsibility is to express an opinion on the Series’ financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Series in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2018, by correspondence with the custodians and brokers. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as auditor of the Frontier Funds Trust since 2005.

Denver, Colorado

April 26, 2019

The Series of Frontier Funds

Statements of Financial Condition

December 31, 2018 and December 31, 2017

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	12/31/2018	12/31/2017	12/31/2018	12/31/2017	12/31/2018	12/31/2017
ASSETS
Cash and cash equivalents	$472,695	$189,890	$46,374	$411,695	$61,600	$152,200
U.S. Treasury securities, at fair value	1,553,261	767,049	152,384	1,663,014	202,415	614,803
Incentive fees receivable	17,277	—	—	—	60,871	57,082
Swap contracts, at fair value	5,920,414	6,376,472	—	—	479,102	397,039
Investments in private investment companies, at fair value	11,084,463	14,501,510	4,661,327	8,407,168	1,729,241	3,018,571
Investments in unconsolidated trading companies, at fair value	1,160,910	2,225,210	775,088	1,501,142	28,163	121,510
Interest receivable	32,017	15,127	3,141	32,798	4,172	12,125
Other assets	—	—	—	2,973	—	5,122

Total Assets	$20,241,037	$24,075,258	$5,638,314	$12,018,790	$2,565,564	$4,378,452

LIABILITIES & CAPITAL

LIABILITIES
Incentive fees payable to Managing Owner	$10,897	$12,847	$—	$—	$—	$—
Management fees payable to Managing Owner	3,875	4,049	8,347	8,949	—	—
Interest payable to Managing Owner	—	—	—	—	—	103
Service fees payable to Managing Owner	4,498	3,614	1,750	3,570	51	172
Trading fees payable to Managing Owner	44,827	61,188	27,984	49,131	5,306	9,125
Advance on unrealized swap appreciation	4,000,000	2,500,000	—	—	115,000	115,000
Subscriptions in advance for service fee rebates	20,430	—	28,100	—	—	—
Other liabilities	—	26,873	—	—	—	—

Total Liabilities	4,084,527	2,608,571	66,181	61,650	120,357	124,400

CAPITAL
Managing Owner - Class 2	3,005	3,361	51,365	87,344	5,998	11,999
Managing Owner - Class 2a	—	—	—	—	20,484	34,112
Managing Owner - Class 3	172,426	213,164	20,019	34,209	—	—
Managing Owner - Class 3a	—	—	—	—	1,253	1,759
Limited Owner - Class 1	1,703,556	2,332,222	1,484,478	2,913,542	—	—
Limited Owner - Class 1a	—	—	—	—	20,051	107,619
Limited Owner - Class 2	7,669,749	9,629,385	1,241,610	3,451,256	78,098	246,901
Limited Owner - Class 2a	—	—	—	—	165,985	408,532
Limited Owner - Class 3	6,607,774	9,288,555	2,774,661	5,470,789	1,791,417	2,472,994
Limited Owner - Class 3a	—	—	—	—	361,921	970,136

Total Owners’ Capital	16,156,510	21,466,687	5,572,133	11,957,140	2,445,207	4,254,052

Non-Controlling Interests	—	—	—	—	—	—

Total Capital	16,156,510	21,466,687	5,572,133	11,957,140	2,445,207	4,254,052

Total Liabilities and Capital	$20,241,037	$24,075,258	$5,638,314	$12,018,790	$2,565,564	$4,378,452

Units Outstanding
Class 1	16,661	20,035	16,296	25,393	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	353	1,323
Class 2	63,494	71,254	12,008	26,553	851	2,236
Class 2a	N/A	N/A	N/A	N/A	2,803	4,730
Class 3	60,202	75,601	27,734	44,254	17,282	20,354
Class 3a	N/A	N/A	N/A	N/A	5,201	9,918

Net Asset Value per Unit
Class 1	$102.25	$116.41	$91.10	$114.74	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	$56.80	$81.35
Class 2	$120.84	$135.19	$107.68	$133.27	$98.82	$115.81
Class 2a	N/A	N/A	N/A	N/A	$66.52	$93.59
Class 3	$112.62	$125.68	$100.77	$124.40	$103.66	$121.50
Class 3a	N/A	N/A	N/A	N/A	$69.83	$97.99

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Financial Condition

December 31, 2018 and December 31, 2017

	Frontier Balanced Fund		Frontier Select Fund
	12/31/2018	12/31/2017	12/31/2018	12/31/2017
ASSETS
Cash and cash equivalents	$37,556	$164,332	$25,072	$114,973
U.S. Treasury securities, at fair value	123,409	663,808	82,386	464,427
Open trade equity, at fair value	220,659	178,552	—	—
Receivable from futures commission merchants	2,683,299	7,458,096	—	—
Swap contracts, at fair value	10,794,908	11,340,959	—	—
Investments in private investment companies, at fair value	22,854,326	30,501,895	3,252,075	5,579,229
Investments in unconsolidated trading companies, at fair value	1,744,999	3,178,176	523,180	670,863
Interest receivable	2,544	13,092	1,698	9,160
Due from Managing Owner	—	184,106	—	—

Total Assets	$38,461,700	$53,683,016	$3,884,411	$6,838,652

LIABILITIES & CAPITAL

LIABILITIES
Owner redemptions payable	$23,759	$76,772	$—	$—
Incentive fees payable to Managing Owner	—	40,189	—	—
Management fees payable to Managing Owner	13,917	11,465	—	—
Interest payable to Managing Owner	1,490	2,528	—	1,358
Service fees payable to Managing Owner	56,791	88,149	8,575	14,743
Trading fees payable to Managing Owner	101,770	140,868	7,812	14,898
Risk analysis fees payable	9,127	8,886	—	—
Advance on unrealized swap appreciation	6,176,555	4,926,555	—	—
Subscriptions in advance for service fee rebates	258,194	—	11,162	—
Other liabilities	—	155,425	—	5,725

Total Liabilities	6,641,603	5,450,837	27,549	36,724

CAPITAL
Managing Owner - Class 2	125,021	147,888	46,368	70,295
Managing Owner - Class 2a	251,097	338,655	—	—
Limited Owner - Class 1	25,703,922	38,744,003	3,709,130	5,912,980
Limited Owner - Class 1AP	355,112	601,247	1,897	23,354
Limited Owner - Class 2	4,403,354	6,829,139	99,467	795,299
Limited Owner - Class 2a	88,076	191,276	—	—
Limited Owner - Class 3a	893,515	1,379,971	—	—

Total Owners’ Capital	31,820,097	48,232,179	3,856,862	6,801,928

Non-Controlling Interests	—	—	—	—

Total Capital	31,820,097	48,232,179	3,856,862	6,801,928

Total Liabilities and Capital	$38,461,700	$53,683,016	$3,884,411	$6,838,652

Units Outstanding
Class 1	218,514	284,956	51,939	65,502
Class 1AP	2,647	3,993	23	233
Class 2	25,027	34,386	1,348	6,521
Class 2a	2,163	3,015	N/A	N/A
Class 3a	5,718	7,877	N/A	N/A

Net Asset Value per Unit
Class 1	$117.63	$135.96	$71.41	$90.27
Class 1AP	$134.16	$150.56	$82.48	$100.02
Class 2	$180.94	$202.90	$108.18	$132.73
Class 2a	$156.81	$175.77	N/A	N/A
Class 3a	$156.26	$175.18	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Financial Condition

December 31, 2018 and December 31, 2017

	Frontier Winton Fund		Frontier Heritage Fund
	12/31/2018	12/31/2017	12/31/2018	12/31/2017
ASSETS
Cash and cash equivalents	$951,485	$1,403,125	$135,096	$259,161
U.S. Treasury securities, at fair value	3,126,551	5,667,825	443,921	1,046,861
Incentive fees receivable	—	—	697	—
Swap contracts, at fair value	—	—	2,955,444	3,094,367
Investments in private investment companies, at fair value	—	—	2,167,879	2,772,993
Investments in unconsolidated trading companies, at fair value	4,292,075	7,987,575	726,686	1,546,974
Interest receivable	64,446	111,781	9,150	20,647
Receivable from related parties	—	58,146	—	—

Total Assets	$8,434,557	$15,228,452	$6,438,873	$8,741,003

LIABILITIES & CAPITAL

LIABILITIES
Management fees payable to Managing Owner	$42,705	$53,039	$9,201	$13,471
Interest payable to Managing Owner	8,124	20,992	1,238	2,608
Service fees payable to Managing Owner	17,803	26,714	6,684	11,483
Trading fees payable to Managing Owner	24,353	43,573	10,189	15,703
Due to Managing Owner	—	152,219	—	—
Advance on unrealized swap appreciation	—	—	1,900,000	1,900,000
Subscriptions in advance for service fee rebates	133,281	—	46,159	—
Other liabilities	—	82,265	—	16,038

Total Liabilities	226,266	378,802	1,973,471	1,959,303

CAPITAL
Managing Owner - Class 2	107,598	153,552	46,961	63,646
Limited Owner - Class 1	7,755,444	13,102,614	3,331,725	5,435,871
Limited Owner - Class 1AP	32,082	37,761	1,006	6,083
Limited Owner - Class 2	313,167	1,555,723	573,992	697,026

Total Owners’ Capital	8,208,291	14,849,650	3,953,684	6,202,626

Non-Controlling Interests	—	—	511,718	579,074

Total Capital	8,208,291	14,849,650	4,465,402	6,781,700

Total Liabilities and Capital	$8,434,557	$15,228,452	$6,438,873	$8,741,003

Units Outstanding
Class 1	58,946	82,367	33,374	44,855
Class 1AP	214	214	9	45
Class 2	2,248	7,895	4,071	4,233

Net Asset Value per Unit
Class 1	$131.57	$159.08	$99.83	$121.19
Class 1AP	$149.92	$176.44	$111.78	$134.28
Class 2	$187.17	$216.50	$152.53	$179.70

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

December 31, 2018

Frontier Diversified Fund	Frontier Masters Fund	Frontier Long/Short Commodity Fund
Description	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
SWAPS (1)
Frontier XXXV Diversified select swap (U.S.)	$5,920,414	36.64%	$—	—	$—	—
Frontier XXXVII L/S select swap (U.S.)	—	—	—	—	479,102	19.59%
Total Swaps	$5,920,414	36.64%	$—	—	$479,102	19.59%

PRIVATE INVESTMENT COMPANIES (3)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	$855,522	5.30%	$695,585	12.48%	$230,848	9.44%
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	1,150,943	7.12%	—	—	—	—
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	1,789,814	11.08%	—	—	—	—
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	1,517,376	9.39%	—	—	—	—
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	1,650,526	10.22%	—	—	—	—
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	446,649	2.76%	—	—	—	—
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	300,708	1.86%	—	—	—	—
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	3,266,499	20.22%	2,667,361	47.87%	887,952	36.31%
Galaxy Plus Fund - TT Feeder Fund (531) LLC	—	0.00%	1,298,381	23.30%	—	—
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	106,426	0.66%	—	—	610,441	24.96%

Total Private Investment Companies	$11,084,463	68.60%	$4,661,327	83.65%	$1,729,241	70.72%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (3)
Frontier Trading Company XXXVIII, LLC	$216,107	1.34%	$21,201	0.38%	$28,163	1.15%
Frontier Trading Company II, LLC	944,803	5.85%	753,887	13.53%	—	—
Total Investment in Unconsolidated Trading Companies	$1,160,910	7.19%	$775,088	13.91%	$28,163	1.15%

U.S. TREASURY SECURITIES (2)
FACE VALUE	Fair Value	Fair Value	Fair Value
$4,512,000	US Treasury Note 6.875% due 08/15/2025 (Cost $5,589,456)	$1,553,261	9.61%	$152,384	2.73%	$202,415	8.28%
$1,553,261	9.61%	$152,384	2.73%	$202,415	8.28%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value	Face Value
US Treasury Note 6.875% due 08/15/2025 (2)	$1,232,919	$120,957	$160,669
$1,232,919	$120,957	$160,669

Additional Disclosure on U.S. Treasury Securities	Cost	Cost	Cost
US Treasury Note 6.875% due 08/15/2025 (2)	$1,527,337	$149,841	$199,037
$1,527,337	$149,841	$199,037

(1)	See Note 4 to the Financial Statements.

(2)	See Note 2 to the Financial Statements.

(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

December 31, 2018

Frontier Balanced Fund	Frontier Select Fund
Description	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS*
Various agriculture futures contracts (Europe)	$(1,472)	0.00%	$—	0.00%
Various agriculture futures contracts (U.S.)	8,490	0.03%	—	0.00%
Various base metals futures contracts (U.S.)	(31,117)	-0.10%	—	0.00%
Various energy futures contracts (U.S.)	(5,390)	-0.02%	—	0.00%
Various interest rates futures contracts (Canada)	7,402	0.02%	—	0.00%
Various interest rates futures contracts (Europe)	116,653	0.37%	—	0.00%
Various interest rates futures contracts (Far East)	17,226	0.05%	—	0.00%
Various interest rates futures contracts (Oceanic)	48,083	0.15%	—	0.00%
Various interest rates futures contracts (U.S.)	1,094	0.00%	—	0.00%
Various soft futures contracts (U.S.)	(2,025)	-0.01%	—	0.00%
Total Long Futures Contracts	$158,944	0.51%	$—	0.00%
SHORT FUTURES CONTRACTS*
Various agriculture futures contracts (Canada)	$9,613	0.03%	$—	—
Various agriculture futures contracts (U.S.)	6,120	0.00	—	0.00%
Various base metals futures contracts (U.S.)	28,880	0.00	—	0.00%
Various energy futures contracts (U.S.)	(600)	0.00%	—	0.00%
Various precious metal futures contracts (U.S.)	(1,305)	0.00%	—	0.00%
Various soft futures contracts (U.S.)	25,227	0.08%	—	0.00%
Various stock index futures contracts (Canada)	3,027	0.01%	—	0.00%
Various stock index futures contracts (Europe)	12,826	0.04%	—	0.00%
Various stock index futures contracts (U.S.)	128	0.00	—	0.00%
Total Short Futures Contracts	$83,916	0.25%	$—	0.00%
CURRENCY FORWARDS*
Various currency forwards contracts (NA)	$(22,201)	-0.07%	$—	0.00%
Total Currency Forwards	$(22,201)	-0.07%	$—	0.00%
Total Open Trade Equity (Deficit)	$220,659	0.69%	$—	0.00%
SWAP (1)
Frontier XXXIV Balanced select swap (U.S.)	$10,794,908	33.92%	$—	—
Total Swap	$10,794,908	33.92%	$—	—

PRIVATE INVESTMENT COMPANIES (3)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	$1,526,456	4.80%	$—	—
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	1,852,304	5.82%	—	—
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	3,191,189	10.03%	—	—
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	3,451,307	10.85%	—	—
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	3,853,295	12.11%	—	—
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	484,157	1.52%	—	—
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	802,570	2.52%	—	—
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	7,426,768	23.34%	1,954,531	50.68%
Galaxy Plus Fund - TT Feeder Fund (531) LLC	—	0.00%	1,297,544	33.64%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	266,280	0.84%	—	—
Total Private Investment Companies	$22,854,326	71.81%	$3,252,075	84.32%

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
Frontier Trading Company II, LLC	$1,710,577	5.38%	$—	—
Frontier Trading Company XXXVIII, LLC	34,422	0.11%	11,463	0.30%
Frontier Trading Company XXXIX, LLC	—	—	511,717	13.27%
Total Investment in Unconsolidated Trading Companies	$1,744,999	5.49%	$523,180	13.57%

U.S. TREASURY SECURITIES (2)
Face VALUE	Fair Value	Fair Value

$4,512,000	US Treasury Note 6.875% due 08/15/2025 (Cost $5,589,456)	$123,409	0.39%	$82,386	2.14%
$123,409	0.39%	$82,386	2.14%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value

US Treasury Note 6.875% due 08/15/2025 (2)	$97,958	$65,395
$97,958	$65,395

Additional Disclosure on U.S. Treasury Securities	Cost	Cost

US Treasury Note 6.875% due 08/15/2025 (2)	$121,350	$81,011
$121,350	$81,011

*	Except for those items disclosed, no individual futures, or forwards position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Note 4 to the Financial Statements.

(2)	See Note 2 to the Financial Statements.

(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

December 31, 2018

Frontier Winton Fund	Frontier Heritage Fund
Description	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
SWAP (1)
Frontier Brevan Howard swap (U.S.)	$—	—	$2,955,444	66.19%
Total Swap	$—	—	$2,955,444	66.19%

PRIVATE INVESTMENT COMPANIES (3)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	$—	—	$2,167,879	48.55%
Total Private Investment Companies	$—	—	$2,167,879	48.55%

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
Frontier Trading Company II, LLC	$3,857,075	46.99%	$664,923	14.89%
Frontier Trading Company XXXVIII, LLC	435,000	5.30%	61,763	1.38%
Total Investment in Unconsolidated Trading Companies	$4,292,075	52.29%	$726,686	16.27%

U.S. TREASURY SECURITIES (2)
FACE VALUE	Fair Value	Fair Value

$4,512,000	US Treasury Note 6.875% due 08/15/2025 (Cost $5,589,456)	$3,126,551	38.09%	$443,921	9.94%
$3,126,551	38.09%	$443,921	9.94%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value

US Treasury Note 6.875% due 08/15/2025 (2)	$2,481,736	$352,367
$2,481,736	$352,367

Additional Disclosure on U.S. Treasury Securities	Cost	Cost

US Treasury Note 6.875% due 08/15/2025 (2)	$3,074,369	$436,512
$3,074,369	$436,512

*	Except for those items disclosed, no individual futures, or forwards contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Note 4 to the Financial Statements.
(2)	See Note 2 to the Financial Statements.
(3)	See Note 5 to the Financial Statements.

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

The Series of Frontier Funds

Condensed Schedule of Investments

December 31, 2017

Frontier	Frontier
Winton Fund	Heritage Fund
% of Total Capital	% of Total Capital
Description	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)
SWAP (1)
Frontier Brevan Howard swap (U.S.)	$—	—	$3,094,367	45.63%
Total Swap	$—	—	$3,094,367	45.63%

PRIVATE INVESTMENT COMPANIES (3)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	$—	—	$2,772,993	40.89%
Total Private Investment Companies	$—	—	$2,772,993	40.89%

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
Frontier Trading Company II, LLC	$6,867,383	46.25%	$1,340,071	19.76%
Frontier Trading Company XXXVIII, LLC	1,120,192	7.54%	206,903	3.05%
Total Investment in Unconsolidated Trading Companies	$7,987,575	53.79%	$1,546,974	22.81%

U.S. TREASURY SECURITIES (2)
FACE VALUE	Fair Value	Fair Value
$9,000,000	US Treasury Note 6.875% due 08/15/2025 (Cost $12,218,715)	$5,667,825	38.17%	$1,046,861	15.44%
$5,667,825	38.17%	$1,046,861	15.44%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value
US Treasury Note 6.875% due 08/15/2025 (2)	$4,304,570	$795,065
$4,304,570	$795,065

Additional Disclosure on U.S. Treasury Securities	Cost	Cost
US Treasury Note 6.875% due 08/15/2025 (2)	$5,720,817	$1,056,649
$5,720,817	$1,056,649

*Except for those items disclosed, no individual futures, or forwards contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Note 4 to the Financial Statements.
(2)	See Note 2 to the Financial Statements.
(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Operations

For the Years Ended December 31, 2018, 2017 and 2016

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	12/31/2018	12/31/2017	12/31/2016	12/31/2018	12/31/2017	12/31/2016	12/31/2018	12/31/2017	12/31/2016

Investment income:
Interest - net	$35,454	$97,701	$323,854	$23,657	$79,881	$133,801	$12,648	$—	$21,855

Total Income	35,454	97,701	323,854	23,657	79,881	133,801	12,648	—	21,855

Expenses:
Incentive Fees (rebate)	(4,499)	(50,661)	1,144,159	—	—	245,244	(3,789)	(57,082)	46,931
Management Fees	44,289	69,478	503,844	108,413	184,365	452,071	—	—	201,423
Service Fees	58,473	132,465	247,399	49,049	89,344	151,627	1,653	13,672	66,889
Trading Fees	591,665	1,347,386	1,435,003	420,391	672,227	537,884	82,890	234,923	191,525
Other Fees	16,404	—	—	27,336	—	—	1,594	—	—

Total Expenses	706,332	1,498,668	3,330,405	605,189	945,936	1,386,826	82,348	191,513	506,768

Investment (loss) - net	(670,878)	(1,400,967)	(3,006,551)	(581,532)	(866,055)	(1,253,025)	(69,700)	(191,513)	(484,913)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	—	—	—	—	—	—	—	—	(90,214)
Net unrealized gain/(loss) on private investment companies	(2,307,071)	812,254	80,689	(1,197,207)	794,590	78,993	(403,889)	(246,722)	(216,197)
Net realized gain/(loss) on private investment companies	278,882	1,870,541	277,315	(75,683)	482,146	73,108	(240,941)	(106,289)	13,263
Net change in open trade equity/(deficit)	—	—	—	—	—	—	—	—	693,263
Net unrealized gain/(loss) on swap contracts	643,941	(47,375)	(48,002)	—	—	—	82,063	26,621	(111,960)
Net realized gain/(loss) on U.S. Treasury securities	(51,245)	65,391	1,794,297	(45,198)	88,761	483,811	(40,742)	21,587	103,299
Net unrealized gain/(loss) on U.S. Treasury securities	33,137	152,150	(990,689)	(15,571)	(70,651)	(227,159)	14,319	(10,631)	193,551
Trading commissions	—	—	(62)	—	—	—	—	—	(1,085)
Change in fair value of investments in unconsolidated trading companies	(126,992)	160,009	3,056,293	(179,768)	(217,851)	1,336,408	(18,068)	83,337	(100,301)

Net gain/(loss) on investments	(1,529,348)	3,012,970	4,169,841	(1,513,427)	1,076,995	1,745,161	(607,258)	(232,097)	483,619

NET INCREASE/(DECREASE) IN CAPITAL
RESULTING FROM OPERATIONS	(2,200,226)	1,612,003	1,163,290	(2,094,959)	210,940	492,136	(676,958)	(423,610)	(1,294)

Less: Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	131,876

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM
OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(2,200,226)	$1,612,003	$1,163,290	$(2,094,959)	$210,940	$492,136	$(676,958)	$(423,610)	$(133,170)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS
ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(14.16)	$(0.02)	$0.91	$(23.64)	$1.94	$(0.07)	N/A	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	N/A	N/A	$(24.55)	$(11.43)	$(1.98)
Class 2	$(14.35)	$2.25	$3.34	$(25.59)	$4.49	$2.18	$(16.99)	$(13.75)	$(2.54)
Class 2a	N/A	N/A	N/A	N/A	N/A	N/A	$(27.07)	$(12.08)	$(0.52)
Class 3	$(13.06)	$2.41	$3.40	$(23.63)	$4.51	$2.32	$(17.84)	$(9.30)	$(1.34)
Class 3a	N/A	N/A	N/A	N/A	N/A	N/A	$(28.16)	$(9.51)	$0.64

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds

Statements of Operations

For the Years Ended December 31, 2018, 2017 and 2016

	Frontier Balanced Fund			Frontier Select Fund

	12/31/2018	12/31/2017	12/31/2016	12/31/2018	12/31/2017	12/31/2016

Investment income:
Interest - net	$38,298	$22,063	$96,270	$—	$—	$1,025

Total Income/(loss)	38,298	22,063	96,270	—	—	1,025

Expenses:
Incentive Fees (rebate)	145,134	40,189	1,395,151	—	—	41,072
Management Fees	77,495	107,368	494,734	—	84,734	271,176
Service Fees	920,570	1,409,337	494,734	132,408	220,938	351,053
Risk analysis Fees	8,738	10,265	4,844	—	9,681	14,228
Trading Fees	1,378,226	2,058,870	909,129	117,056	176,459	115,267
Other Fees	29,045	—	—	5,384	—	—

Total Expenses	2,559,208	3,626,029	4,637,078	254,848	491,812	792,796

Investment (loss) - net	(2,520,910)	(3,603,966)	(4,540,808)	(254,848)	(491,812)	(791,771)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(376,937)	(381,817)	3,778,432	—	(148,184)	2,106,971
Net unrealized gain/(loss) on private investment companies	(4,729,444)	270,252	2,077,438	(919,512)	456,301	—
Net realized gain/(loss) on private investment companies	774,004	4,398,507	412,944	(26,405)	(41,515)	—
Net change in open trade equity/(deficit)	14,335	(56,728)	(340,656)	—	(642,494)	187,115
Net unrealized gain/(loss) on swap contracts	1,453,948	(84,491)	(218,070)	—	—	—
Net realized gain/(loss) on U.S. Treasury securities	(57,886)	76,560	2,885,429	(13,509)	31,037	70,928
Net unrealized gain/(loss) on U.S. Treasury securities	(13,623)	149,968	(1,874,454)	(14,160)	(6,069)	(199,159)
Trading commissions	(61,387)	(68,711)	(169,263)	—	(42,000)	(135,497)
Change in fair value of investments in unconsolidated trading companies	(286,285)	601,398	3,934,786	(75,342)	(294,076)	368,596

Net gain/(loss) on investments	(3,283,275)	4,904,938	10,486,586	(1,048,928)	(687,000)	2,398,954

NET INCREASE/(DECREASE) IN CAPITAL
RESULTING FROM OPERATIONS	(5,804,185)	1,300,972	5,945,778	(1,303,776)	(1,178,812)	1,607,183

Less: Operations attributable to non-controlling interests	—	—	648,112	—	(469,078)	989,394

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM
OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(5,804,185)	$1,300,972	$5,297,666	$(1,303,776)	$(709,734)	$617,789

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS
ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(18.33)	$1.17	$6.77	$(18.86)	$(3.79)	$3.71
Class 1AP	$(16.40)	$5.59	$11.38	$(17.54)	$(1.14)	$6.88
Class 2	$(21.96)	$7.91	$15.30	$(24.55)	$(1.52)	$9.14
Class 2a	$(18.96)	$6.72	$14.17	N/A	N/A	N/A
Class 3a	$(18.92)	$6.69	$14.12	N/A	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds

Statements of Operations

For the Years Ended December 31, 2018, 2017 and 2016

	Frontier Winton Fund			Frontier Heritage Fund

	12/31/2018	12/31/2017	12/31/2016	12/31/2018	12/31/2017	12/31/2016

Investment income:
Interest - net	$316	$55,833	$7,717	$—	$—	$1,430

Total Income	316	55,833	7,717	—	—	1,430

Expenses:
Incentive Fees (rebate)	—	(75,099)	99,067	697	(4,603)	9,072
Management Fees	487,698	877,626	1,069,141	120,602	193,000	242,764
Service Fees	318,897	465,225	681,308	123,257	182,048	254,775
Risk analysis Fees	—	117,961	70,193	—	—	—
Trading Fees	307,053	565,481	320,680	142,735	191,996	104,146
Other	29,844	—		16,035	—

Total Expenses	1,143,492	1,951,194	2,240,389	403,326	562,441	610,757

Investment (loss) - net	(1,143,176)	(1,895,361)	(2,232,672)	(403,326)	(562,441)	(609,327)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	—	4,430,276	592,863	—	—	—
Net unrealized gain/(loss) on private investment companies	—	(922,290)	466,267	(306,862)	—	—
Net realized gain/(loss) on private investment companies	—	—	—	(125,458)	206,064	—
Net change in open trade equity/(deficit)	—	—	—	—	2,795	—
Net unrealized gain/(loss) on swap contracts	—	—	—	(138,924)	(297,047)	431,146
Net realized gain/(loss) on U.S. Treasury securities	(301,015)	351,189	1,975,992	(47,081)	52,025	395,730
Net unrealized gain/(loss) on U.S. Treasury securities	168,599	(410,408)	(1,697,773)	18,865	11,162	(386,234)
Trading commissions	—	(72,185)	(85,587)	—	—	(7,026)
Change in fair value of investments in unconsolidated trading companies	(876,164)	350,346	(180,413)	(101,748)	333,988	91,166

Net gain/(loss) on investments	(1,008,580)	3,726,928	1,071,349	(701,208)	308,987	524,782

NET INCREASE/(DECREASE) IN CAPITAL
RESULTING FROM OPERATIONS	(2,151,756)	1,831,567	(1,161,323)	(1,104,534)	(253,454)	(84,545)

Less: Operations attributable to non-controlling interests	—	1,570,365	464,175	(67,355)	(144,019)	217,092

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM
OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(2,151,756)	$261,202	$(1,625,498)	$(1,037,179)	$(109,435)	$(301,637)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS
ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(27.51)	$4.56	$(9.66)	$(21.36)	$1.61	$(4.69)
Class 1AP	$(26.52)	$10.27	$(5.14)	$(22.50)	$5.68	$(1.07)
Class 2	$(29.33)	$5.52	$(6.53)	$(27.17)	$7.60	$(1.44)

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2018, 2017 and 2016

	Frontier Diversified Fund							Frontier Masters Fund
	Class 1	Class 2	Class 2	Class 3	Class 3			Class 1	Class 2	Class 2	Class 3	Class 3
	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total

Owners’ Capital, December 31, 2015	11,814,234	2,616,258	32,016,842	32,964	9,234,668	—	55,714,966	8,323,800	712,391	7,180,967	32,332	6,578,809	—	22,828,299

Sale of Units	560,094	—	8,879,067	—	797,382	—	10,236,543	125,188	—	157,500	—	—	—	282,688
Redemption of Units	(1,914,393)	(2,223,584)	(3,814,721)	—	(2,690,710)	—	(10,643,408)	(1,368,307)	(387,936)	(2,204,970)	—	(2,472,603)	—	(6,433,816)
Transfer of Units In(Out)	(5,531,885)	—	—	—	5,531,885	—	—	(1,835,158)	—	—	—	1,835,158	—	—
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	261,370	67,522	690,197	935	143,266	—	1,163,290	116,103	12,236	187,374	638	175,785	—	492,136

Owners’ Capital, December 31, 2016	5,189,420	460,196	37,771,385	33,899	13,016,491	—	56,471,391	5,361,626	336,691	5,320,871	32,970	6,117,149	—	17,169,307

Sale of Units	3,063	—	599,571	182,372	—	—	785,006	2,610	—	65,000	—	—	—	67,610
Redemption of Units	(1,682,241)	(464,612)	(30,088,881)	—	(5,165,979)	—	(37,401,713)	(858,657)	(227,040)	(2,033,381)	—	(2,371,639)	—	(5,490,717)
Transfer of Units In(Out)	(1,174,984)	—	—	—	1,174,984	—	—	(1,571,804)	—	—	—	1,571,804	—	—
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(3,036)	7,777	1,347,310	(3,107)	263,059	—	1,612,003	(20,233)	(22,307)	98,766	1,239	153,475	—	210,940

Owners’ Capital, December 31, 2017	$2,332,222	$3,361	$9,629,385	$213,164	$9,288,555	$—	$21,466,687	$2,913,542	$87,344	$3,451,256	$34,209	$5,470,789	—	$11,957,140

Sale of Units	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Redemption of Units	(354,496)	—	(988,936)	(19,000)	(1,747,519)	—	(3,109,951)	(882,110)	(20,000)	(1,614,113)	(8,000)	(1,765,825)	—	(4,290,048)
Transfer of Units In(Out)	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(274,170)	(356)	(970,700)	(21,738)	(933,262)	—	(2,200,226)	(546,954)	(15,979)	(595,533)	(6,190)	(930,303)	—	(2,094,959)

Owners’ Capital, December 31, 2018	$1,703,556	$3,005	$7,669,749	$172,426	$6,607,774	$—	$16,156,510	$1,484,478	$51,365	$1,241,610	$20,019	$2,774,661	$—	$5,572,133

Owners’ Capital - Units, December 31, 2015	102,269	20,188	247,052	275	77,041			73,747	5,627	56,720	275	55,955

Sale of Units	4,688	—	55,161	—	50,540			1,044	—	1,216	—	14,898
Redemption of Units	(62,388)	(16,726)	(18,089)	—	(21,987)			(27,261)	(3,012)	(16,618)	—	(19,831)

Owners’ Capital - Units, December 31, 2016	44,569	3,462	284,124	275	105,594			47,530	2,615	41,318	275	51,022

Sale of Units (including transfers)	26	—	4,572	1,421	8,264			23	—	505	—	13,399
Redemption of Units (including transfers)	(24,561)	(3,437)	(217,468)	—	(39,953)			(22,159)	(1,960)	(15,925)	—	(20,442)

Owners’ Capital - Units, December 31, 2017	20,035	25	71,229	1,696	73,905			25,393	655	25,898	275	43,979

Owners’ Capital - Units, December 31, 2017	20,035	25	71,229	1,696	73,905			25,393	655	25,898	275	43,979

Sale of Units (including transfers)	—	—	—	—	—			—	—	—	—	—
Redemption of Units (including transfers)	(3,374)	—	(7,760)	(165)	(15,234)			(9,097)	(178)	(14,366)	(76)	(16,442)

Owners’ Capital - Units, December 31, 2018	16,661	25	63,469	1,531	58,671			16,296	477	11,532	199	27,537

	(1)		(1)		(1)			(1)		(1)		(1)
Net asset value per unit at December 31, 2015	115.52		129.60		119.87			112.87		126.60		117.57

Change in net asset value per unit for the year ended December 31, 2016	0.91		3.34		3.40			(0.07)		2.18		2.32

Net asset value per unit at December 31, 2016	116.43		132.94		123.27			112.80		128.78		119.89

Change in net asset value per unit for the year ended December 31, 2017	(0.02)		2.25		2.41			1.94		4.49		4.51

Net asset value per unit at December 31, 2017	116.41		135.19		125.68			$114.74		$133.27		$124.40

Change in net asset value per unit for the year ended December 31, 2018	(14.16)		(14.35)		(13.06)			(23.64)		(25.59)		(23.63)

Net asset value per unit at December 31, 2018	$102.25		$120.84		$112.62			$91.10		$107.68		$100.77

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2018, 2017 and 2016

	Frontier Long/Short Commodity Fund

	Class 2		Class 3	Class 1a	Class 2a		Class 3a
	Managing Owner	Limited Owners	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total

Owners’ Capital, December 31, 2015	407,255	586,345	5,906,669	4,053,754	235,971	1,051,694	11,690	839,473	—	13,092,851

Sale of Units	—	—	—	—	—	—	—	314,062	—	314,062
Redemption of Units	(100,160)	(67,136)	(1,457,594)	(1,858,010)	—	(314,992)	—	(210,324)	—	(4,008,216)
Transfer of Units In(Out)	—	—	—	(220,002)	—	—	—	220,002	—	—
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	—	(131,876)	(131,876)
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	131,876	131,876
Capital resulting from operations attributable to controlling interests	(7,206)	(10,735)	(43,212)	(62,147)	(1,229)	(8,249)	25	(417)	—	(133,170)

Owners’ Capital, December 31, 2016	299,889	508,474	4,405,863	1,913,595	234,742	728,453	11,715	1,162,796	—	9,265,527

Sale of Units	—	—	—	—	—	—	—	—	—	—
Redemption of Units	(266,500)	(254,592)	(1,738,353)	(751,844)	(210,852)	(255,931)	(10,565)	(1,099,228)	—	(4,587,865)
Transfer of Units In(Out)	—	—	—	(1,051,248)	—	—	—	1,051,248	—	—
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	—	—
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(21,390)	(6,981)	(194,516)	(2,884)	10,222	(63,990)	609	(144,680)	—	(423,610)

Owners’ Capital, December 31, 2017	$11,999	$246,901	$2,472,994	$107,619	$34,112	$408,532	$1,759	$970,136	$—	$4,254,052

Redemption of Units	(4,500)	(147,466)	(344,963)	(79,178)	(4,501)	(151,758)	—	(399,521)	—	(1,131,887)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(1,501)	(21,337)	(336,614)	(8,390)	(9,127)	(90,789)	(506)	(208,694)	—	(676,958)

Owners’ Capital, December 31, 2018	$5,998	$78,098	$1,791,417	$20,051	$20,484	$165,985	$1,253	$361,921	$—	$2,445,207

Owners’ Capital - Units, December 31, 2015	3,083	4,439	44,702	42,778	2,222	9,905	109	7,856

Sale of Units	—	—	—	—	—	—	—	4,929
Redemption of Units	(767)	(515)	(11,017)	(22,150)	—	(3,012)	—	(1,969)

Owners’ Capital - Units, December 31, 2016	2,316	3,924	33,685	20,628	2,222	6,893	109	10,816

Sale of Units (including transfers)	—	—	—	—	—	—	—	8,513
Redemption of Units (including transfers)	(2,212)	(1,793)	(13,330)	(19,305)	(1,858)	(2,527)	(91)	(9,429)

Owners’ Capital - Units, December 31, 2017	104	2,131	20,355	1,323	364	4,366	18	9,900

Sale of Units (including transfers)	—	—	—	—	—	—	—	—
Redemption of Units (including transfers)	(43)	(1,341)	(3,072)	(971)	(57)	(1,871)	—	(4,720)

Owners’ Capital - Units, December 31, 2018	61	790	17,283	352	307	2,495	18	5,180

		(1)				(1)		(1)
Net asset value per unit at December 31, 2015		132.10	132.14	94.76		106.19		106.86

Change in net asset value per unit for the year ended December 31, 2016		(2.54)	(1.34)	(1.98)		(0.52)		0.64

Net asset value per unit at December 31, 2016		129.56	130.80	92.78		105.67		107.50		—

Change in net asset value per unit for the year ended December 31, 2017		(13.75)	(9.30)	(11.43)		(12.08)		(9.51)

Net asset value per unit at December 31, 2017		115.81	121.50	81.35		93.59		97.99

Change in net asset value per unit for the year ended December 31, 2018		(16.99)	(17.84)	(24.55)		(27.07)		(28.16)

Net asset value per unit at December 31, 2018		$98.82	$103.66	$56.80		$66.52		$69.83

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2018, 2017 and 2016

	Frontier Balanced Fund
	Class 1	Class 1AP	Class 2		Class 2a		Class 3a
			Managing		Managing			Non-Controlling
	Limited Owners	Limited Owners	Owner	Limited Owners	Owner	Limited Owners	Limited Owners	Interests	Total

Owners’ Capital, December 31, 2015	62,563,337	714,747	1,429,544	21,278,864	191,645	356,425	2,435,421	1,151,741	90,121,724

Sale of Units	214,073	—	4,923	14,548	—	—	—	—	233,544
Redemption of Units	(8,950,159)	(95,000)	(1,020,943)	(1,160,034)	—	(78,366)	(897,320)	—	(12,201,822)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	(1,799,853)	(1,799,853)
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	648,112	648,112
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	3,128,120	57,434	116,863	1,737,792	17,467	29,085	210,905	—	5,297,666

Owners’ Capital, December 31, 2016	56,955,371	677,181	530,387	21,871,170	209,112	307,144	1,749,006	—	82,299,371

Sale of Units	34,027	—		4,937	123,835	—	—	—	162,799
Redemption of Units	(18,642,950)	(100,517)	(401,984)	(15,828,193)	(4,000)	(123,043)	(430,276)	—	(35,530,963)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	397,555	24,583	19,485	781,225	9,708	7,175	61,241	—	1,300,972

Owners’ Capital, December 31, 2017	$38,744,003	$601,247	$147,888	$6,829,139	$338,655	$191,276	$1,379,971	—	$48,232,179

Redemption of Units (including transfers)	(8,236,418)	(178,400)	(7,000)	(1,737,916)	(52,000)	(90,924)	(351,542)	—	(10,654,200)
Payment made by the Managing Owner	32,070	32	—	13,964	—	100	137	—	46,303
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(4,835,733)	(67,767)	(15,867)	(701,833)	(35,558)	(12,376)	(135,051)	—	(5,804,185)

Owners’ Capital, December 31, 2018	$25,703,922	$355,112	$125,021	$4,403,354	$251,097	$88,076	$893,515	$—	$31,820,097

Owners’ Capital - Units, December 31, 2015	488,680	5,351	7,956	118,419	1,237	2,302	15,776

Sale of Units (including transfers)	1,630	—	—	105	—	—	—
Redemption of Units (including transfers)	(67,780)	(680)	(5,236)	(6,358)	—	(485)	(5,396)

Owners’ Capital - Units, December 31, 2016	422,530	4,671	2,720	112,166	1,237	1,817	10,380

Sale of Units (including transfers)	255	—	—	25	712	—	—
Redemption of Units (including transfers)	(137,829)	(678)	(1,991)	(78,534)	(23)	(728)	(2,503)

Owners’ Capital - Units, December 31, 2017	284,956	3,993	729	33,657	1,926	1,089	7,877

Redemption of Units (including transfers)	(66,442)	(1,350)	(38)	(9,363)	(325)	(527)	(2,159)

Owners’ Capital - Units, December 31, 2018	218,514	2,643	691	24,294	1,601	562	5,718

				(1)		(1)
Net asset value per unit at December 31, 2015	128.03	133.59		179.69		154.88	154.37

Change in net asset value per unit for the year ended December 31, 2016	6.77	11.38		15.30		14.17	14.12

Net asset value per unit at December 31, 2016	134.80	144.97		194.99		169.05	168.49

Change in net asset value per unit for the year ended December 31, 2017	1.17	5.59		7.91		6.72	6.69

Net asset value per unit at December 31, 2017	135.96	150.56		202.90		175.77	175.18

Change in net asset value per unit for the year ended December 31, 2018	(18.33)	(16.40)		(21.96)		(18.96)	(18.92)

Net asset value per unit at December 31, 2018	$117.63	$134.16		$180.94		$156.81	$156.26

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners' Capital

For the Years Ended December 31, 2018, 2017 and 2016

	Frontier Select Fund						Frontier Winton Fund						Frontier Heritage Fund
	Class 1	Class 1AP	Class 2				Class 1	Class 1AP	Class 2				Class 1	Class 1AP	Class 2
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total

Owners' Capital, December 31, 2015	11,710,517	47,365	8,814	1,329,359	6,816,535	19,912,590	23,022,800	36,576	44,962	11,837,205	6,367,651	41,309,194	8,628,726	58,523	74,329	2,779,024	3,933,920	15,474,522

Sale of Units	16,022	—	—	—	—	16,022	159,082	—	—	—	—	159,082	35,716	—	—	—	—	35,716
Redemption of Units	(1,700,518)	(21,949)	—	(25,360)	—	(1,747,827)	(1,620,516)	—	—	(88,086)	—	(1,708,602)	(871,326)	(56,051)	—	(90,031)	—	(1,017,408)
Change in control of ownership - Trading Companies	—	—	—	—	(3,698,113)	(3,698,113)	—	—	—	—	2,276,508	2,276,508	—	—	—	—	(1,003,733)	(1,003,733)
Operations attributable to non-controlling interests	—	—	—	—	989,394	989,394	—	—	—	—	464,175	464,175	—	—	—	—	217,092	217,092
Net increase/(decrease) in Owners'
Capital resulting from operations attributable to controlling interests	514,681	4,481	583	98,044	—	617,789	(1,276,431)	(1,098)	(1,409)	(346,559)	—	(1,625,497)	(286,044)	3,354	(669)	(18,278)	—	(301,637)

Owners' Capital, December 31, 2016	10,540,702	29,897	9,397	1,402,043	4,107,816	16,089,855	20,284,935	35,478	43,553	11,402,560	9,108,334	40,874,860	$7,507,072	$5,826	$73,660	$2,670,715	$3,147,279	$13,404,552

Sale of Units	1,467	—	98,345	—	—	99,812	16,141	—	267,829	—	—	283,970	9,861	—	24,575	—	—	34,436
Redemption of Units	(4,000,256)	(6,074)	(34,300)	(529,559)	—	(4,570,189)	(7,287,300)	—	(160,000)	(10,072,894)	—	(17,520,194)	(2,039,347)	—	(31,000)	(1,909,301)	—	(3,979,648)
Change in control of ownership - Trading Companies	—	—	—	—	(3,638,738)	(3,638,738)	—	—	—	—	(10,678,699)	(10,678,699)	—	—	—	—	(2,424,186)	(2,424,186)
Operations attributable to non-controlling interests	—	—	—	—	(469,078)	(469,078)	—	—	—	—	1,570,365	1,570,365	—	—	—	—	(144,019)	(144,019)
Payment made by Related Party	—	—	—	—	—	—	32,681	81	—	25,384	—	58,146	—	—	—	—	—	—
Net increase/(decrease) in Owners'
Capital resulting from operations attributable to controlling interests	(628,933)	(469)	(3,147)	(77,185)	—	(709,734)	56,157	2,202	2,170	200,673	—	261,202	(41,715)	257	(3,589)	(64,388)	—	(109,435)

Owners' Capital, December 31, 2017	$5,912,980	$23,354	$70,295	$795,299	$—	$6,801,928	$13,102,614	$37,761	153,552	$1,555,723	$—	$14,849,650	$5,435,871	$6,083	$63,646	$697,026	$579,074	$6,781,700

Payment made by Related Party	—	—	—	—		—	(20,121)	—	—	31,748	—	11,627	—	—	—	—	—	—
Redemption of Units	(1,052,680)	(18,274)	(11,000)	(559,336)	—	(1,641,290)	(3,379,980)	—	(29,000)	(1,092,250)	—	(4,501,230)	(1,182,575)	(4,081)	(7,000)	(18,107)	—	(1,211,763)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(67,355)	(67,355)
Transfer of Units In(Out)	(1,232)	1,232	—	—	—	—	49,978	—	—	(49,978)	—	—	—	—	—	—	—	—
Net increase/(decrease) in Owners'
Capital resulting from operations attributable to controlling interests	(1,149,938)	(4,415)	(12,927)	(136,496)	—	(1,303,776)	(1,997,047)	(5,679)	(16,954)	(132,076)	—	(2,151,756)	(921,571)	(996)	(9,685)	(104,927)	—	(1,037,179)

Owners' Capital, December 31, 2018	$3,709,130	$1,897	$46,368	$99,467	$—	$3,856,862	$7,755,444	$32,082	107,598	$313,167	$—	$8,208,291	$3,331,725	$1,006	$46,961	$573,992	$511,718	$4,465,402

Owners' Capital - Units, December 31, 2015	129,612	503	70	10,626			140,239	214	207	54,422			69,436	452	428	16,013

Sale of Units (including transfers)	168	—	—	—			963	—	—	—			281	—	—	—
Redemption of Units (including transfers)	(17,721)	(207)	—	(182)			(9,919)	—	—	(378)			(6,938)	(407)	—	(495)

Owners' Capital - Units, December 31, 2016	112,059	296	70	10,444			131,283	214	207	54,044			62,779	45	428	15,518

Sale of Units (including transfers)	16	—	753	—			332	—	1,252	127			83	—	143	—
Redemption of Units (including transfers)	(46,573)	(62)	(293)	(4,452)			(49,248)	—	(750)	(46,985)			(18,007)	—	(194)	(11,662)

Owners' Capital - Units, December 31, 2017	65,502	234	530	5,992			82,367	214	709	7,186			44,855	45	377	3,856

Sale of Units (including transfers)	—	—	—	—			—	—	—	—			—	—	—	—
Redemption of Units (including transfers)	(13,563)	(211)	(101)	(5,073)			(23,421)	—	(134)	(5,513)			(11,481)	(36)	(69)	(93)

Owners' Capital - Units, December 31, 2018	51,939	23	429	919			58,946	214	575	1,673			33,374	9	308	3,763

				(1)						(1)						(1)
Net asset value per unit at December 31, 2015	90.35	94.28		125.11			164.17	171.31		217.51			124.27	129.67		173.54

Change in net asset value per unit for the year ended December 31, 2016	3.71	6.88		9.14			(9.66)	(5.14)		(6.53)			(4.69)	(1.07)		(1.44)

Net asset value per unit at December 31, 2016	94.06	101.16		134.25			154.51	166.17		210.98			119.58	128.60		172.10

Change in net asset value per unit for the year ended December 31, 2017	(3.79)	(1.14)		(1.52)			4.56	10.27		5.52			1.61	5.68		7.60

Net asset value per unit at December 31, 2017	90.27	100.02		132.73			159.08	176.44		216.50			$121.19	$134.28		$179.70

Change in net asset value per unit for the year ended December 31, 2018	(18.86)	(17.54)		(24.54)			(27.51)	(26.52)		(29.33)			(21.37)	(22.50)		(27.17)

Net asset value per unit at December 31, 2018	$71.41	$82.48		$108.18			$131.57	$149.92		$187.17			$99.83	$111.78		$152.53

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Cash Flows

For the Years Ended December 31, 2018, 2017 and 2016

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	12/31/2018	12/31/2017	12/31/2016	12/31/2018	12/31/2017	12/31/2016	12/31/2018	12/31/2017	12/31/2016

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(2,200,226)	$1,612,003	$1,163,290	$(2,094,959)	$210,940	$492,136	$(676,958)	$(423,610)	$(1,294)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity/(deficit), at fair value	—	—	—	—	—	—	—	—	(693,263)
Net change in ownership allocation of U.S. Treasury securities	(1,138,048)	127,984	1,325,836	1,757,672	(1,584,958)	1,494,674	(84,202)	(1,561,530)	717,209
Net unrealized (gain)/loss on swap contracts	(643,941)	47,375	48,002	-	-	-	(82,062)	(26,621)	111,960
Net unrealized (gain)/loss on U.S. Treasury securities	(33,137)	(152,150)	990,689	15,571	70,651	227,159	(14,319)	10,631	(193,551)
Net realized (gain)/loss on U.S. Treasury securities	51,245	(65,391)	(1,794,297)	45,198	(88,761)	(483,811)	40,742	(21,587)	(103,299)
Net unrealized (gain)/loss on private investment companies	2,307,071	(812,254)	(80,689)	1,197,208	(794,590)	(78,993)	403,889	246,722	216,197
Net realized (gain)/loss on private investment companies	(278,881)	(1,870,541)	(277,315)	75,682	(482,146)	(73,108)	240,941	106,289	(13,263)
(Purchases) sales of:
Purchases of swap contracts		-	-		-	-		-	-
Sales of U.S. Treasury securities	2,612,077	6,494,979	27,076,226	1,784,721	5,524,387	8,781,991	1,492,432	1,253,375	5,321,261
Purchase of U.S. Treasury securities	(2,304,284)	(680,345)	(6,518,818)	(2,106,696)	(1,611,333)	(2,380,650)	(938,178)	(314,797)	(948,803)
U.S. Treasury interest and premium paid/amortized	25,935	33,155	-	14,162	340,843	-	13,128	19,105	-
Purchase of Private Investment Companies	(3,845,201)	(13,430,089)	(40,310,981)	(3,476,046)	(8,435,434)	(5,984,940)	(1,544,848)	(3,118,307)	(7,427,743)
Reduction of collateral in Swap contracts	1,099,999	2,214,000	-		-	-	-	3,850,050	-
Sale of Private Investment Companies	5,234,058	40,457,348	1,823,011	5,948,998	6,958,710	483,333	2,189,349	6,461,867	509,667
Increase and/or decrease in:
Investments in unconsolidated trading companies, at fair value	1,064,300	1,976,418	11,850,295	726,054	5,176,964	2,731,824	93,346	(121,510)	3,976,050
Prepaid service fees - Class 1	—	—	16,160	—	—	7,355	—	—	736
Interest receivable	(16,890)	106,665	357,350	29,657	47,718	126,957	7,953	(12,125)	83,190
Receivable from related parties	—	231,671	(189,387)	—	153,157	(151,487)	—	87,670	(86,061)
Other assets	—	—	—	2,974	(2,974)	—	5,122	(5,123)	—
Incentive fees payable to Managing Owner	(19,227)	12,847	(204,914)	—	—	(42,251)	(3,789)	(57,082)	(28,408)
Management fees payable to Managing Owner	(174)	(19,447)	(58,444)	(602)	(41,225)	(4,500)	—	—	(48,210)
Interest payable to Managing Owner	—	—	(11,661)	—	—	(4,957)	(103)	103	(1,368)
Trading fees payable to Managing Owner	(16,361)	(85,995)	26,118	(21,147)	(8,759)	9,389	(3,819)	(14,353)	6,349
Service fees payable to Managing Owner	884	(11,579)	(1,827)	(1,820)	(5,467)	(3,061)	(121)	(3,370)	(3,299)
Payables to related parties	—	—	(2,126)	—	—	—	—	(1,603,124)	1,615,683
Subscriptions in advance for service fee rebates	20,430	—	—	28,100	—	—	—	—	—
Other liabilities	(26,873)	7,198	19,673	—	(7,590)	7,590	—	(6,870)	41

Net cash provided by (used in) operating activities	1,892,756	36,193,852	(4,753,809)	3,924,727	5,420,133	5,154,650	1,040,586	4,745,803	3,009,781

Cash Flows from Financing Activities:
Proceeds from sale of units	—	785,006	10,236,543	—	67,610	282,688	—	—	314,062
Payment for redemption of units	(3,109,951)	(37,401,713)	(10,643,408)	(4,290,048)	(5,490,717)	(6,433,816)	(1,131,186)	(4,587,865)	(4,008,216)
Pending owner additions	—	—	(1,524)	—	—	(1,290)	—	—	—
Advance on unrealized Swap Appreciation	1,500,000	—	2,500,000	—	—	—	—	—	115,000
Change in owner redemptions payable	—	(61,482)	52,452	—	(131,840)	122,283	—	(5,738)	(796)

Net cash provided by (used in) financing activities	(1,609,951)	(36,678,189)	2,144,063	(4,290,048)	(5,554,947)	(6,030,135)	(1,131,186)	(4,593,603)	(3,579,950)

Net increase (decrease) in cash and cash equivalents	282,805	(484,337)	(2,609,746)	(365,321)	(134,814)	(875,485)	(90,600)	152,200	(570,169)

Cash and cash equivalents, beginning of period	189,890	674,227	3,283,973	411,695	546,509	1,421,994	152,200	—	570,169
Cash and cash equivalents, end of period	$472,695	$189,890	$674,227	$46,374	$411,695	$546,509	$61,600	$152,200	$—

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Cash Flows

For the Years Ended December 31, 2018, 2017 and 2016

	Frontier Balanced Fund			Frontier Select Fund
	12/31/2018	12/31/2017	12/31/2016	12/31/2018	12/31/2017	12/31/2016

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(5,804,186)	$1,300,972	$5,945,778	$(1,303,776)	$(1,178,812)	$1,607,183
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	(42,107)	278,690	340,656	—	243,762	(187,115)
Net change in ownership allocation of U.S. Treasury securities	851,183	5,251,272	14,565,822	658,029	129,027	(401,816)
Net unrealized (gain)/loss on swap contracts	(1,453,948)	84,491	218,070	—	—	—
Net unrealized (gain)/loss on U.S. Treasury securities	13,623	(149,968)	1,874,454	14,160	6,069	199,159
Net realized (gain)/loss on U.S. Treasury securities	57,886	(76,560)	(2,885,429)	13,509	(31,037)	(70,928)
Net unrealized (gain)/loss on private investment companies	4,729,444	(270,252)	(2,077,438)	919,512	(456,301)	—
Net realized (gain)/loss on private investment companies	(774,004)	(4,398,507)	(412,944)	26,405	41,515	—
Net realized gain/(loss) on futures, forwards and options	—	381,817	—	—	148,184	—
(Purchases) sales of:
Sales of U.S. Treasury securities	2,911,825	5,221,235	27,164,277	631,678	2,695,392	(465,831)
Purchases of U.S. Treasury securities	(3,335,991)	(1,219,257)	(9,340,565)	(944,467)	(404,508)	(320,766)
U.S. Treasury interest and premium paid/amortized	41,873	79,587	—	9,132	53,241	—
Purchase of Private Investment Companies	(8,275,992)	(17,346,028)	(45,466,085)	(2,612,993)	(7,419,460)	—
Sale of Private Investment Companies	11,968,285	36,818,166	2,651,184	3,994,230	2,255,017	—
Reduction of collateral in Swap contracts	1,999,999	7,514,000	—	—	—	—
Increase and/or decrease in:
Receivable from futures commission merchants	4,774,797	(810,998)	870,805	—	8,208,218	5,072,933
Change in control of ownership - trading companies	—	—	—	—	(3,638,738)	(3,711,863)
Change in control of ownership - private investment companies	—	—	(1,799,853)	—	—	—
Investments in unconsolidated trading companies, at fair value	1,433,177	2,185,757	11,091,850	147,683	3,534,079	200,521
Interest receivable	10,548	169,263	532,079	7,462	45,203	(22,210)
Receivable from other series	—	(184,106)	—	—	—	—
Receivable from related parties	—	346,875	(346,874)	—	103,407	(103,408)
Other assets	(40,189)	—	12	—	—	3
Incentive fees payable to Managing Owner	2,452	40,189	(106,563)	—	—	—
Management fees payable to Managing Owner	(1,038)	(13,752)	(55,357)	—	(21,219)	11,972
Interest payable to Managing Owner	(39,098)	(19,078)	(56,036)	(1,358)	(2,160)	(31)
Trading fees payable to Managing Owner	(31,358)	(62,456)	145,874	(7,086)	(3,231)	9,614
Service fees payable to Managing Owner	241	(41,807)	(15,620)	(6,168)	(11,223)	(3,126)
Risk analysis fees payable	—	7,731	1,155	—	(2,303)	2,303
Due from Managing Owner	184,106	—	(24,069)	—	—	(1,495)
Subscriptions in advance for service fee rebates	258,194	—	—	11,162	—	—
Other liabilities	(155,425)	65,839	89,594	(5,725)	(6,214)	11,782

Net cash provided by (used in) operating activities	9,284,133	35,153,115	2,904,777	1,551,389	4,287,908	1,826,881

Cash Flows from Financing Activities:
Proceeds from sale of units	—	162,799	233,544	—	99,812	16,022
Payment for redemption of units	(10,654,364)	(35,530,963)	(12,201,822)	(1,641,290)	(4,570,189)	(1,747,827)
Payment made by the Managing Owner	46,468	—	—	—	—	—
Pending owner additions	—	—	(15,538)	—	—	(1,335)
Advance on unrealized Swap Appreciation	1,250,000	—	4,926,555	—	—	—
Change in owner redemptions payable	(53,013)	(704,198)	340,880	—	(134,579)	117,909

Net cash provided by (used in) financing activities	(9,411,074)	(36,072,362)	(6,716,381)	(1,641,290)	(4,604,956)	(1,615,231)

Net increase (decrease) in cash and cash equivalents	(126,776)	(919,247)	(3,811,604)	(89,901)	(317,048)	211,650

Cash and cash equivalents, beginning of period	164,332	1,083,579	4,895,183	114,973	432,021	220,371
Cash and cash equivalents, end of period	$37,556	$164,332	$1,083,579	$25,072	$114,973	$432,021

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Cash Flows

For the Years Ended December 31, 2018, 2017 and 2016

	Frontier Winton Fund			Frontier Heritage Fund
	12/31/2018	12/31/2017	12/31/2016	12/31/2018	12/31/2017	12/31/2016

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(2,151,756)	$1,831,567	$(1,161,323)	$(1,104,534)	$(253,454)	$(84,545)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	—	922,290	(466,267)	—	—	—
Net realized gain/(loss) on futures, forwards and options	—	12,413,285	1,773,178	—	(1,282,594)	6,880
Net change in ownership allocation of U.S. Treasury securities	(1,958,364)	—	—	29,426	297,047	(431,146)
Net unrealized (gain)/loss on swap contracts	—	(4,430,276)	—	138,924	—	—
Net unrealized (gain) loss on U.S. Treasury securities, at fair value	(168,599)	147,980	1,697,773	(18,865)	2,204	386,234
Net realized (gain) loss on U.S. Treasury securities, at fair value	301,015	(88,761)	(1,975,992)	47,081	(65,391)	(395,730)
Net unrealized gain/(loss) on private investment companies	—	—	—	306,863	(206,064)	—
Net realized gain/(loss) on private investment companies	—	—	—	125,458	(2,795)	—
(Purchases) sale of:
Sales of U.S. Treasury Securities	11,956,435	5,762,412	12,826,803	1,878,837	4,774,913	2,939,044
Purchases of U.S. Treasury Securities	(7,726,537)	(8,456,714)	(5,237,808)	(1,357,069)	(846,887)	(1,129,741)
U.S. Treasury interest and premium paid/amortized	137,325	87,836	—	23,530	72,784	—
Purchase of Private Investment Companies	—	—	—	(713,437)	(2,620,781)	—
Sale of Private Investment Companies	—	—	—	886,228	56,647	—
Reduction of collateral in Swap contracts	—	—	—	—	5,000,000	—
Increase and/or decrease in:
Receivable from futures commission merchants	—	17,996,697	(5,252,127)	—	—	—
Change in control of ownership of trading companies	—	(10,678,699)	2,119,833	—	(2,424,186)	(1,004,235)
Investments in unconsolidated trading companies, at fair value	3,695,499	815,385	(3,774,896)	820,288	1,197,666	(1,362,538)
Interest receivable	47,335	178,152	137,578	11,497	48,448	26,517
Receivable from related parties	58,146	551,508	(551,508)	—	131,430	(107,442)
Due from Managing Owner	—	(58,146)	—		—	—
Other assets	—	—	2	—	—	2
Management fees payable to Managing Owner	(10,334)	(203,785)	163,653	(4,270)	(43,030)	35,011
Interest payable to Managing Owner	(12,868)	(9,738)	(18,894)	(1,370)	(4,811)	(3,646)
Trading fees payable to Managing Owner	(19,220)	(11,569)	32,737	(5,514)	(2,250)	10,496
Service fees payable to Managing Owner	(8,911)	(12,656)	(5,052)	(4,799)	(4,974)	(2,350)
Risk analysis fees payable	—	(12,215)	12,215	—	—	—
Payables to related parties	—	—	(31,638)	(697)	—	(4,416)
Due to Managing Owner	(152,219)	152,219	—	—	—	—
Subscriptions in advance for service fee rebates	133,281	—	—	46,159	—	—
Other liabilities	(82,265)	79,384	2,878	(16,037)	(2,048)	18,083

Net cash provided by (used in) operating activities	4,037,963	16,976,157	291,145	1,087,699	3,821,874	(1,103,522)

Cash Flows from Financing Activities:
Proceeds from sale of units	—	283,970	159,082	—	34,436	35,716
Payment for redemption of units	(4,501,230)	(17,520,194)	(1,708,602)	(1,211,763)	(3,979,648)	(1,017,408)
Pending owner additions	—	—	(13,524)	—	—	(3,251)
Advance on unrealized Swap Appreciation		—	—		—	1,900,000
Payment made by Related Party	11,627	58,146
Change in owner redemptions payable	—	(23,162)	(28,509)	—	—	(84,355)

Net cash provided by (used in) financing activities	(4,489,603)	(17,201,240)	(1,591,553)	(1,211,763)	(3,945,212)	830,702

Net increase (decrease) in cash and cash equivalents	(451,639)	(225,083)	(1,300,408)	(124,067)	(123,338)	(272,820)

Cash and cash equivalents, beginning of period	1,403,125	1,628,208	2,928,616	259,161	382,499	655,319
Cash and cash equivalents, end of period	$951,485	$1,403,125	$1,628,208	$135,096	$259,161	$382,499

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

As of December 31, 2018, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund Frontier Winton Fund and Frontier Heritage Fund separates Units into a maximum of three separate Classes- Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Balanced Fund separates Units into a maximum of five separate Classes— Class 1, Class 1AP, Class 2, Class 2A and Class 3A.   The Trust, with respect to the Frontier Long/Short Commodity Fund separates Units into a maximum of five separate Classes—Class 1A, Class 2A, Class 2, Class 3A and Class 3. Between April 15, 2016 and May 10, 2017, a portion of the interests in Frontier Trading Company I, LLC and all of the interests in Frontier Trading Company VII, LLC, Frontier Trading Company XV, LLC, and Frontier Trading Company XXIII LLC held by Frontier Diversified Fund, Frontier Masters Fund, Frontier Select Fund, Frontier Balanced Fund and Frontier Long/Short Commodity Fund were exchanged for equivalent interests in the Galaxy Plus Managed Account Platform (“Galaxy Plus”) which is an unaffiliated, third-party managed account platform.  The assets of Frontier Trading Company I, LLC, which included exposure to Quantmetrics Capital Management LLP’s Multi-Strategy Program, Quantitative Investment Management, LLC’s Quantitative Global Program, Quest Partners LLC’s Quest Tracker Index Program, Chesapeake Capital Management, LLC’s Diversified Program, and Doherty Advisors LLC’s Relative Value Moderate Program,  the assets of Frontier Trading Company VII, LLC, which included exposure to Emil van Essen LLC’s Multi-Strategy Program, Red Oak Commodity Advisors, Inc.’s Fundamental Diversified Program, Rosetta Capital Management, LLC’s Rosetta Trading Program, and Landmark Trading Company’s Landmark Program,  the assets of Frontier Trading Company XV, LLC, which included exposure to Transtrend B.V.’s TT Enhanced Risk (USD) Program, and the assets of Frontier Trading Company XXIII, LLC which included exposure to Fort L.P.’s Global Contrarian Program have been transferred to individual Delaware limited liability companies (“Master Funds”) in Galaxy Plus.   Each Master Fund is sponsored and operated by Gemini Alternative Funds, LLC (“Sponsor”). The Sponsor has contracted with the Trading Advisors to manage the portfolios of the Master Funds pursuant to the advisors’ respective program.  For those Series that invest in Galaxy Plus, approximately 30-70% of those Series assets are used to support the margin requirements of the Master Funds.  The remaining assets of the Series are split between investments in Trading Companies and a pooled cash management account that invests primarily in U.S. Treasury securities.  For those Series that do not invest in Galaxy Plus, their assets are split between investments in Trading Companies and investments in the pooled cash management account.

As of December 31, 2018 and 2017, Frontier Winton Fund has invested a portion of its assets in a single Trading Company, and a single Trading Advisor manages 100% of the assets invested in such Trading Company. Each of the remaining Series has invested a portion of its assets in several different Trading Companies or Galaxy Plus entities and one or more Trading Advisors may manage the assets invested in such Trading Companies or Galaxy Plus entities.

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

Consolidation— The Series, through investing in the Trading Companies and Galaxy Plus, authorize certain Trading Advisors to place trades and manage assets at pre-determined investment levels. The Trading Companies were organized by the Managing Owner for the purpose of investing in commodities interests and derivative instruments, and have no operating income or expenses, except for trading income and expenses and a risk analysis fee (for closed Series only), all of which is allocated to the Series if consolidated by a Series. Galaxy Plus is a series of Delaware limited liability companies, sponsored by Gemini Alternative Funds, LLC, that create exposure to a variety of third party professional managed futures and foreign exchange advisors. Galaxy Plus is available to qualified high-net-worth individuals and institutional investors. Trading Companies in which a Series has a controlling and majority interest as calculated on that Series’ pro-rata net asset value in the Trading Company are consolidated by such Series. Investments in Trading Companies in which a Series does not have a controlling and majority interest and all interests in Galaxy Plus entities are accounted for using net asset value as the practical expedient, which approximates fair value. Fair value represents the proportionate share of the Series’ interest in the NAV in a Trading Company or Galaxy Plus entity. The equity interest held by Series of the Trust is shown as investments in unconsolidated Trading Companies or investments in private investment companies in the statements of financial condition. The income or loss attributable thereto in proportion of investment level is shown in the statements of operations as change in fair value of investments in unconsolidated Trading Companies or net unrealized gain/(loss) on private investment companies.

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

As of December 31, 2018 and 2017, the consolidated statements of financial condition of Frontier Balanced Fund included the assets and liabilities of its wholly owned interests in Frontier Trading Company I, LLC and Frontier Trading Company XXXIV, LLC.

For the year ended December 31, 2018 and 2017, the consolidated statements of operations of Frontier Balanced Fund included the earnings of its wholly owned interest in Frontier Trading Company I, LLC and Frontier Trading Company XXXIV, LLC. For the year ended December 31, 2016, the consolidated statement of operations of Frontier Balanced Fund included the earnings of its wholly owned interest in Frontier Trading Company I, LLC and Frontier Trading Company XXXIV, LLC as well as the results from operations for those Trading Companies that ceased operations during the year up to the date that operations ceased. Those Trading Companies that ceased operations during the year include Frontier Trading Company XIV, LLC on April 21, 2016, Frontier Trading Company XXIII, LLC on July 22, 2016, and Frontier Trading Company XXIX, LLC on January 29, 2016.

As of December 31, 2018 and 2017, the consolidated statements of financial condition of Frontier Long/Short Commodity Fund included the assets and liabilities of its wholly owned Trading Company, Frontier Trading Company XXXVII, LLC.

For the years ended December 31, 2018 and 2017, the consolidated statements of operations of Frontier Long/Short Commodity Fund included the earnings of its wholly owned owned Trading Company listed above. For the year ended December 31, 2016, the consolidated statement of operations of Frontier Long/Short Commodity Fund included the earnings of its wholly owned Trading Company listed above as well as the results from operations for those Trading Companies that ceased operations during the year up to the date that operations ceased. Those trading companies that ceased operations during the year include Frontier Trading Company VII LLC on April 28, 2016.

As of December 31, 2018 and 2017, the consolidated statements of financial condition of Frontier Diversified Fund included the assets and liabilities of its wholly owned Frontier Trading Company XXXV, LLC.

For the years ended December 31, 2018, 2017 and 2016, the consolidated statements of operations of Frontier Diversified Fund included the earnings of its wholly owned Trading Company listed above.

As of and for the years ended December 31, 2018, 2017 and 2016, the consolidated statements of financial condition and statement of operations of Frontier Heritage Fund included the assets and liabilities, and earnings, respectively, of its majority owned Trading Company, Frontier Trading Company XXXIX, LLC.

For the year ended December 31, 2018 and 2017, the consolidated statements of operations of Frontier Select Fund included the earnings of its majority owned Trading Company, Frontier Trading Company XV, LLC through the period that Trading Company XV, LLC ceased operation on May 9, 2017. For the year ended December 31, 2016, the consolidated statement of operations of Frontier Select Fund included the earnings of its majority owned Trading Company listed above.

For the year ended December 31, 2018 and 2017, the consolidated statements of operations of Frontier Winton Fund include the earnings of its majority owned Trading Company, Frontier Trading Company II, LLC from January 1, 2017 through December 14, 2017 . For the year ended December 31, 2016, the consolidated statement of operations of Frontier Winton Fund included the earnings of its majority owned Trading Company listed above.

As of and for the years ended December 31, 2018, 2017 and 2016, Frontier Master Fund did not have a majority interest in any Trading Company.

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

Change in Consolidation Method—In February 2017, the Trust elected to change its method by which it consolidates its investments in the Galaxy Plus entities and applied to its December 31, 2016 financial statements. Prior to the change, any Series that had a controlling interest in a Galaxy Plus entity would consolidate the assets and liabilities of that entity into its Statement of Financial Condition and the profit and loss into the Statement of Operations. The Managing Owner believes that this treatment does not provide meaningful data to the end user of the financial statements. As such, all investments in Galaxy Plus entities are accounted for using the net asset value as the practical expedient. In accordance with ASC 250 (Accounting Changes and Error Corrections), the comparative financial statements as of and for the three and nine months ended September 30, 2016 have been adjusted to apply the new method retrospectively. This impacted management fees, incentive fees (rebate), net realized gain/(loss) on futures, forwards and options, net change in open trade equity/(deficit), net unrealized gain/(loss) on private investment companies, net realized gain/(loss) on private investment companies, and operations attributable to non-controlling interests on the Statement of Operations. We also note that there was no impact to total capital or net increase/(decrease) in capital resulting from operations attributable to controlling interests.

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

Interest Income— U.S. Treasury Securities are pooled for purposes of maximizing returns on these assets to investors of all Series. Interest income from pooled cash management assets is recognized on the accrual basis and allocated daily to each Series based upon its daily proportion of ownership of the pool. Aggregate interest income from all sources, including U.S. Treasuries and assets held at a futures commission merchant (“FCM”), of up to two percentage points of the aggregate percentage yield (annualized) of net asset value less any fair market value related to swaps, is paid to the Managing Owner by the Frontier Balanced Fund (Class 1, and Class 2 only), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Select Fund, Frontier Winton Fund and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a and Class 3a), Frontier Masters Fund and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 100% of the interest is retained by the respective Series. All interest not paid to the Managing Owner is interest income to the Series and shown net on the statement of operations. The amount reflected in the financial statements of the Series are disclosed on a net basis. Due to some classes not exceeding the 2% paid to the Managing Owner, amounts earned by those Series may be zero.

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

Receivable From Futures Commission Merchants—The Series of the Trust deposit assets with a FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust, with respect to the Series, earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2018 and 2017 included restricted cash for margin requirements of $1,717,065 and $3,194,117, respectively, for the Frontier Balanced Fund.

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

Allocation of Earnings—Each Series of the Trust may maintain three to seven subclasses of Units—Class 1, Class 2, Class 3, Class 1a, Class 2a, Class 3a, and Class 1AP. All classes have identical voting, dividend, liquidation and other rights and the same terms and conditions, except that fees charged to a Class or Series differ as described below. Revenues, expenses (other than expenses attributable to a specific class), and realized and unrealized trading gains and losses of each Series are allocated daily to Class 1, Class 1a, Class 2, Class 2a, Class , Class 3a and Class 1AP Units based on each Class’ respective owners’ capital balances as applicable to the classes maintained by the Series.

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

Income Taxes—The Trust, with respect to the Series, applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust, with respect to the Series’, financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust, with respect to the Series. The 2015 through 2018  tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

Incentive Fee (rebate)—The Managing Owner is allowed to share in the incentive fees earned by the Commodity Trading Advisors up to 10% of New Net Profits (as defined in the prospectus). If the Managing Owner’s share of the incentive fee exceeds 10% of new net profits during the period for a particular series, then the Managing Owner is obligated to return any amount in excess to the Series. The returned amounts are recorded as Incentive Fee (Rebate) on the Statements of Operations.

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

Each Series is charged service fees as outlined above. In some cases, amounts paid to selling agents might be less than the amount charged to the Series. When this occurs, the service fee is rebated back to the investor in the form of additional units. During 2017 and 2018, the Series were not allowed to issue additional units. The Managing Owner has determined that the purchase of additional units of the relevant Series will commence in 2019 when the Series are allowed to sell shares again. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $20,430, $28,100, $258,194, $11,162, $133,281 and $46,159 for the Frontier Diversified, Masters, Balanced, Select, Winton and Heritage Funds, respectively, as of December 31, 2018.

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

Recently Adopted Accounting Pronouncements— In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. In general, the amendments in ASU 2018-13 are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt the removed or modified disclosures upon the issuance of ASU 2018-13 and may delay adoption of the additional disclosures, which are required for public companies only, until their effective date. Management is currently evaluating the impacts ASU 2018-13 will have on the financial statements.

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

Swap Contracts. Certain Series of the Trust strategically invest a portion or all of their assets in total return swaps, selected at the direction of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more investment products or indices. In a typical swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. Swap contracts are reported at fair value upon daily reports from the counterparty. In addition, a third party takes the inputs from the counterparty, makes certain adjustments, and runs it through their pricing model to come up with their daily price. The fair value measurements of the swap contracts are valued using unadjusted inputs that were not internally developed.  The Managing Owner reviews and compares approves current day pricing of the CTA positions, as received from the counterparty which includes intra-day volatility and volume and daily index performance, as well as from the third party. Differences in prices exceeding 5% are investigated. Unexplainable differences are escalated to the Managing Owner’s Valuation Committee for evaluation and resolution. Swap contracts are reported at fair value using Level 3 inputs.

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

Investments in Private Investment Companies. Investments in private investment companies are valued utilizing the net asset values provided by the underlying private investment companies as a practical expedient. Each Series applies the practical expedient to its investments in private investment companies on an investment-by-investment basis, and consistently with the Series’ entire position in a particular investment, unless it is probable that the Series will sell a portion of an investment at an amount different from the net asset value of the investment. Investments in Private Investment Companies are excluded from the leveling table below.

The following table summarizes investment in each Series measured at fair value on a recurring basis as of December 31, 2018 and December 31, 2017 segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value.

December 31, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$1,157,971	$2,939	$—	$1,160,910
Swap Contracts	—	—	5,920,414	5,920,414
U.S. Treasury Securities	1,553,261	—	—	1,553,261
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	772,732	2,356	—	775,088
U.S. Treasury Securities	152,384	—	—	152,384
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	28,163	—	—	28,163
Swap Contracts	—	—	479,102	479,102
U.S. Treasury Securities	202,415	—	—	202,415
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	1,739,609	5,390	—	1,744,999
Open Trade Equity (Deficit)	242,860	(22,201)	—	220,659
Swap Contracts	—	—	10,794,908	10,794,908
U.S. Treasury Securities	123,409	—	—	123,409
Frontier Select Fund
Investment in Unconsolidated Trading Companies	11,462	—	511,718	523,180
U.S. Treasury Securities	82,386	—	—	82,386
Frontier Winton Fund
Investment in Unconsolidated Trading Companies	4,280,023	12,052	—	4,292,075
U.S. Treasury Securities	3,126,551	—	—	3,126,551
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	724,614	2,072	—	726,686
Swap Contracts	—	—	2,955,444	2,955,444
U.S. Treasury Securities	443,921	—	—	443,921

December 31, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$2,152,721	$55,593	$—	$2,208,314
Swap Contracts	—	—	6,376,472	6,376,472
U.S. Treasury Securities	767,049	—	—	767,049
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	1,460,743	31,450	—	1,492,193
U.S. Treasury Securities	1,663,014	—	—	1,663,014
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	121,510	—	—	121,510
Swap Contracts	—	—	397,039	397,039
U.S. Treasury Securities	614,803	—	—	614,803
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	3,072,933	81,725	—	3,154,658
Open Trade Equity (Deficit)	144,983	33,569	—	178,552
Swap Contracts	—	—	11,340,959	11,340,959
U.S. Treasury Securities	663,808	—	—	663,808
Frontier Select Fund
Investment in Unconsolidated Trading Companies	91,790	—	579,073	670,863
U.S. Treasury Securities	464,427	—	—	464,427
Frontier Winton Fund
Investment in Unconsolidated Trading Companies	7,750,343	184,193	—	7,934,536
U.S. Treasury Securities	5,667,825	—	—	5,667,825
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	1,500,688	35,943	—	1,536,631
Swap Contracts	—	—	3,094,367	3,094,367
U.S. Treasury Securities	1,046,861	—	—	1,046,861

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the statements of operations. Investment in unconsolidated trading company asset gains and losses (realized/unrealized) included in earnings are classified in “Change in fair value of investments in unconsolidated trading companies.” During the year ended December 31, 2018 and 2017, all identified Level 3 assets were components of the Frontier Diversified Fund, Frontier Long/Short Commodity Fund, Frontier Balanced Fund, Frontier Select Fund, and Frontier Heritage Fund.

2018:

For the Year Ended December 31, 2018
Swaps

	Frontier Balanced Fund	Frontier Long/Short Commodity Fund
Balance of recurring Level 3 assets as of January 1, 2018	$11,340,959	$397,039
Total gains or losses (realized/unrealized):
Included in earnings-realized		—
Included in earnings-unrealized	1,453,948	82,063
Proceeds from collateral reduction	(1,999,999)	—
Change in ownership allocation	—	—
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2018	$10,794,908	$479,102

	Frontier Diversified Fund	Frontier Heritage Fund
Balance of recurring Level 3 assets as of January 1, 2018	$6,376,472	$3,094,367
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	643,941	(138,923)
Proceeds from collateral reduction	(1,099,999)	—
Change in ownership allocation	—	—
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2018	$5,920,414	$2,955,444

For the Twelve Months Ended December 31, 2018
Investments in Unconsolidated Trading Companies:
Frontier Select Fund

Balance of recurring Level 3 assets as of January 1, 2018	$579,073
Change in fair value of investments in unconsolidated trading companies	(67,355)
Purchases of investments of unconsolidated trading companies	—
Change in ownership allocation	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of December 31, 2018	$511,718

2017:

For the Year Ended December 31, 2017

Swaps

	Frontier Diversified Fund	Frontier Long/Short Commodity Fund	Frontier Balanced Fund
Balance of recurring Level 3 assets as of January 1, 2017	$8,637,847	$4,220,468	$18,939,450
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—	—
Included in earnings-unrealized	(47,375)	26,621	(84,491)
Proceeds from collateral reduction	(2,214,000)	(3,850,050)	(7,514,000)
Change in ownership allocation	—	—	—
Transfers in and/or out of Level 3	—	—	—
Balance of recurring Level 3 assets as of December 31, 2017	$6,376,472	$397,039	$11,340,959

Frontier Heritage Fund
Balance of recurring Level 3 assets as of January 1, 2017	$8,391,414
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	(297,047)
Proceeds from collateral reduction	(5,000,000)
Change in ownership allocation	—
Transfers in and/or out of Level 3	—
Balance of recurring Level 3 assets as of December 31, 2017	$3,094,367

Investments in Unconsolidated Trading Companies:

Frontier Select Fund

Balance of recurring Level 3 assets as of January 1, 2017	$3,147,279
Change in fair value of investments in unconsolidated trading companies	(144,019)
Change in ownership allocation	(2,424,187)
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of December 31, 2017	$579,073

The Series of the Trust assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Series’ accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the years ended December 31, 2018 and 2017, the Trust did not transfer any assets between Levels 1, 2 or 3.

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

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2018.

	Frontier Diversified Fund	Frontier Long/Short Commodity Fund	Frontier Balanced Fund	Frontier Heritage Fund
Swap Contracts	$643,941	$82,063	$1,453,948	$(138,923)

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of December 31, 2018, and December 31, 2017, approximately 1.6% and 3.8%, respectively, of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain swaps and is recorded as collateral within the swap fair value within the Statements of Financial Condition. The cash held with the counterparty is not restricted.

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

To help to reduce counterparty risk on the Series, the Managing Owner has the right to reduce the Series’ exposure and remove cash from the Series’ total return swaps with Deutsche Bank AG. This cash holding shall be in excess of $250,000 and may not exceed 40% of the Index exposure in total. Index exposure is defined as the total notional amount plus any profit. The Series are charged interest on this cash holding and any amount removed will be offset against the final settlement value of the swap. As of December 31, 2018, the Frontier Balanced Fund, the Frontier Diversified Fund, the Frontier Long/Short Commodity Fund and Frontier Heritage Fund, had $6,176,555, $4,000,000, $115,000, and $1,900,000, respectively, in cash holdings as shown in the Series’ Statements of Financial Conditions under advance on unrealized swap appreciation, which relates to the Trading Companies’ total return swaps with Deutsche Bank AG

The Series have invested in the following swaps as of and for the year ended December 31, 2018:

	Frontier Balanced Fund	Frontier Diversified Fund	Frontier Long/Short Commodity Fund	Frontier Heritage Fund
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$7,420,403	$1,761,834	$653,610	$2,072,056
Termination Date	7/31/2023	7/31/2023	7/31/2023	3/27/2023
Cash Collateral	$86,000	$86,000	$29,950	$978,950
Swap Value	$10,708,908	$5,834,414	$449,152	$1,976,494
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	$1,453,948	$643,941	$82,063	($138,924)
Fair Value as of December 31, 2018	$10,794,908	$5,920,414	$479,102	$2,955,444
Advance on swap appreciation	($6,176,555)	($4,000,000)	($115,000)	($1,900,000)

The Series have invested in the following swaps as of and for the year ended December 31, 2017:

	Frontier Balanced Fund	Frontier Diversified Fund	Frontier Long/Short Commodity Fund	Frontier Heritage Fund
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$13,373,629	$4,651,155	$653,610	$2,072,056
Termination Date	8/2/2018	8/2/2018	8/7/2018	3/26/2018
Cash Collateral	$2,086,000	$1,186,000	$29,950	$982,500
Swap Value	$9,254,959	$5,190,472	$367,089	$2,111,867
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	($84,491)	($47,375)	$26,621	($297,047)
Fair Value as of 12/31/2017	$11,340,959	$6,376,472	$397,039	$3,094,367
Advance on swap appreciation	($4,926,555)	($2,500,000)	($115,000)	($1,900,000)

5. Investments in Unconsolidated Trading Companies and Private Investment Companies

Investments in unconsolidated Trading Companies and private investment companies represent cash and open trade equity invested in the Trading and private investment companies and cumulative trading profits or losses allocated to each Series by the Trading Companies and private investment companies. Trading Companies and private investment companies allocate trading profits or losses on the basis of the proportion of each Series’ capital allocated for trading to each respective Trading Company, which bears no relationship to the amount of cash invested by a Series in the Trading Company and private investment companies. The Trading Companies are valued using the equity method of accounting, which approximates fair value. Investments in private investment companies are valued using the NAV provided by the underlying private investment.

The following table summarizes each of the Series’ investments in unconsolidated Trading Companies as of December 31, 2018 and 2017:

	As of December 31, 2018		As of December 31, 2017
	Percentage of Series Net Assets Invested in Unconsolidated Trading Companies	Fair Value	Percentage of Series Net Assets Invested in Unconsolidated Trading Companies	Fair Value
Series
Frontier Diversified Series — Frontier Trading Companies II and XXXVIII	7.19%	$1,160,910	10.37%	$2,225,210

Frontier Masters Series — Frontier Trading Companies II and XXXVIII	13.91%	$775,088	12.55%	$1,501,142

Frontier Long/Short Commodity Series — Frontier Trading Company XXXVIII	1.15%	$28,163	2.86%	$121,510

Frontier Balanced Series — Frontier Trading Companies II and XXXVIII	5.48%	$1,744,999	6.59%	$3,178,176

Frontier Select Series — Frontier Trading Companies XXXVIII and XXXIX	13.56%	$523,180	9.86%	$670,863

Frontier Winton Fund — Frontier Trading Companies II and XXXVIII	52.30%	$4,292,075	53.79%	$7,987,575

Frontier Heritage Series — Frontier Trading Companies II and XXXVIII	16.27%	$726,686	22.66%	$1,536,631

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

6. Transactions with Affiliates

The Managing Owner contributes funds to the Trust, with respect to the Series, in order to have a 1% interest (“Minimum Purchase Commitment”) in the aggregate capital, profits and losses of all Series and in return will receive units designated as general units in the Series in which the Managing Owner invests such funds. The general units may only be purchased by the Managing Owner and may be subject to no management fees or management fees at reduced rates. Otherwise, the general units hold the same rights as the limited units. The Managing Owner will make contributions to the Series of the Trust necessary to maintain at least a 1% interest in the aggregate capital, profits and losses of the combined Series of the Trust. Such contribution was made by the Managing Owner before trading commenced for the Trust and will be maintained throughout the existence of the Trust, and the Managing Owner will make such purchases as are necessary to effect this requirement. Additionally, the Managing Owner agreed with certain regulatory bodies to maintain a 1% interest specifically in the Frontier Balanced Fund Class 1AP and 2a Units, aggregated, and each of the Frontier Long/Short Commodity Fund, Frontier Diversified Fund and Frontier Masters Fund. The 1% interest in these specific Series is included in computing the Minimum Purchase Commitment in aggregate capital. In addition to the general units the Managing Owner receives in respect of its Minimum Purchase Commitment, the Managing Owner may purchase limited units in any Series as a Limited Owner. Principals of the Managing Owner or affiliates are allowed to own beneficial interests in the Trust, with respect to the Series, as well. All Units purchased by the Managing Owner are held for investment purposes only and not for resale. The Managing Owner may make purchases or redemptions at any time on the same terms as any Limited Owner. The Trust has and will continue to have certain relationships with the Managing Owner and its affiliates.

Expenses

Management Fees—Each Series of Units pays to the Managing Owner a monthly management fee equal to a percentage of the notional assets of such Series allocated to Trading Companies, calculated on a daily basis. The percentage basis of the fees varies and are in line with the amounts being disclosed below. In addition, the Managing Owner receives a monthly management fee equal to a certain percentage of the assets in the Galaxy Plus entities attributable to such Series’ (including notional assets), calculated on a monthly basis. The management fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. The total amount of assets of a Series allocated to Trading Advisors and/or reference programs, including (i) actual funds deposited in accounts directed by the Trading Advisors or deposited as margin in respect of swaps or other derivative instruments referencing a reference program plus (ii) any notional equity allocated to the Trading Advisors and any reference programs, is referred to herein as the “notional assets” of the Series. The annual rate of the management fee is: 0.5% for the Frontier Balanced Fund Class 1 and Class 2, 0.5% for the Frontier Balanced Fund Class 1AP, Class 2a and Class 3a, 2.0% for the Frontier Winton Fund, Frontier Long/Short Commodity Fund Class 1a, Class 2a, and Class 3a and Frontier Masters Fund, 0.75% for Frontier Diversified Fund, 2.5% for the Frontier Heritage Fund and Frontier Select Fund, and 3.5% for the Frontier Long/Short Commodity Fund Class 2 and Class 3. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) and/or waive (up to the percentage specified) any such management fee to the extent any related management fee is paid by a trading company or estimated management fee is embedded in a swap or other derivative instrument. Any management fee embedded in a swap or other derivative instrument may be greater or less than the management fee that would otherwise be charged to the Series by the Managing Owner.

As of the date of this report, for a Series that has invested in a swap, a Trading Advisor does not receive any management fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. As of December 31, 2018 and 2017, the management fee embedded in (i) swaps owned by Frontier Diversified Fund was 1.00% per annum, (ii) swaps owned by Frontier Balanced Fund was 1.00% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 1.50% per annum, (iv) swaps owned by Frontier Select Fund was 1.00% per annum, and (v) swaps owned by Frontier Heritage Fund was 1.00% per annum, and the Managing Owner has waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded management fee was accrued on the relevant notional amount of the swap.

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

Incentive Fees—Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated in the Trading Companies by such Series, monthly or quarterly. In addition, the Managing Owner receives a quarterly incentive fee of a certain percentage of new net trading profits generated in the Galaxy Plus entities that have been allocated to the Series. The incentive fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. Because the Frontier Diversified Fund, Frontier Masters Fund, Frontier Balanced Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Long/Short Commodity Fund may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Frontier Balanced Fund and the Frontier Diversified Fund and 20% for the Frontier Winton Fund, Frontier Heritage Fund, Frontier Select Fund, Frontier Long/Short Commodity Fund and Frontier Masters Fund. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series. As of the date of this report, for a Series that has invested in a swap, the Managing Owner or Trading Advisor(s) do not receive any incentive fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. As of December 31, 2018 and 2017, the range of incentive fees as a percentage of net new trading profits on swaps embedded in (i) swaps owned by Frontier Diversified Fund was 20-25% per annum, (ii) swaps owned by Frontier Balanced Fund was 20-25% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 25% per annum, and (iv) swaps owned by Frontier Heritage Fund was 15% per annum, and the Managing Owner has waived the entire incentive fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded incentive fee was accrued based on the net new trading profits of the swap.

Service Fees— Investors who have purchased Class 1 or Class 1a Units of Frontier Diversified Fund, Frontier Masters Fund, and Frontier Long/Short Commodity Fund are charged a service fee of up to two percent (2.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to two percent (2.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 and Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to two percent (2.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. Investors who have purchased Class 1 or Class 1a Units of Frontier Balanced Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Winton Fund are charged a service fee of up to three percent (3.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 and Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to selling agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Frontier Diversified Fund and Frontier Masters Fund or Class 2a Units of the Frontier Long/Short Commodity Fund sold) until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series for administrative purposes. Currently the service fee is not charged to Class 1AP investors. The Managing Owner may also pay selling agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such selling agents.

The Managing Owner has determined that the purchase of additional units of the relevant series will commence in 2019. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $20,430, $28,100, $258,194, $11,162, $133,281 and $46,159 for the Frontier Diversified, Masters, Balanced, Select, Winton and Heritage Funds, respectively.

The following table summarizes fees earned by the Managing Owner and the Former Managing Owner for the years ended December 31, 2018, 2017 and 2016.

For the Year Ended December 31, 2018	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$(4,499)	$44,289	$58,473	$591,665
Frontier Masters Fund	—	108,413	49,049	420,391
Frontier Long/Short Commodity Fund	(3,789)	—	1,653	82,890
Frontier Balanced Fund	145,134	77,495	920,570	1,378,226
Frontier Select Fund	—	—	132,408	117,056
Frontier Winton Fund	—	487,698	318,897	307,053
Frontier Heritage Fund	697	120,602	123,257	142,735

For the Year Ended December 31, 2017	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$(50,661)	$69,478	$132,465	$1,347,386
Frontier Masters Fund	—	184,365	89,344	672,227
Frontier Long/Short Commodity Fund	(144,752)	—	13,672	234,923
Frontier Balanced Fund	40,189	107,368	1,409,337	2,058,870
Frontier Select Fund	—	84,734	220,938	176,459
Frontier Winton Fund	(75,099)	877,626	465,225	565,481
Frontier Heritage Fund	(4,603)	193,000	182,048	191,996

For the Year Ended December 31, 2016	Incentive Fee	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$1,144,159	$503,844	$247,399	$1,435,003
Frontier Masters Fund	245,244	452,071	151,627	537,884
Frontier Long/Short Commodity Fund	46,931	201,423	66,889	191,525
Frontier Balanced Fund	1,395,151	494,734	1,833,220	909,129
Frontier Select Fund	41,072	271,176	351,053	115,267
Frontier Winton Fund	99,067	1,069,141	681,308	320,680
Frontier Heritage Fund	9,072	242,764	254,775	104,146

The following table summarizes fees payable to the Managing Owner and Former Managing Owner as of December 31, 2018 and 2017.

As of December 31, 2018

	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$10,897	$3,875	$—	$4,498	$44,827
Frontier Masters Fund	—	8,347	—	1,750	27,984
Frontier Long/Short Commodity Fund	—	—	—	51	5,306
Frontier Balanced Fund	—	13,917	1,490	56,791	101,770
Frontier Select Fund	—	—	—	8,575	7,812
Frontier Winton Fund	—	42,705	8,124	17,803	24,353
Frontier Heritage Fund	—	9,201	1,238	6,684	10,189

As of December 31, 2017

	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$12,847	$4,049	$—	$3,614	$61,188
Frontier Masters Fund	—	8,949	—	3,570	49,131
Frontier Long/Short Commodity Fund	—	—	103	172	9,125
Frontier Balanced Fund	40,189	11,465	2,528	88,149	140,868
Frontier Select Fund	—	—	1,358	14,743	14,898
Frontier Winton Fund	—	53,039	20,992	26,714	43,573
Frontier Heritage Fund	—	13,471	2,608	11,483	15,703

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

Aggregate interest income from all sources, including U.S. Treasury Securities assets net of premiums and cash held at clearing brokers, of up to the first 2% (annualized) of average net assets less any fair market value related to swaps is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Winton Fund, Frontier Select Fund, and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a and Class 3a), Frontier Masters Fund, and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 100% of the interest is retained by the respective Series.

The following table outlines the interest paid by each Series to the Managing Owner and Former Managing Owner and its ratio to average net assets for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016	2018	2017	2016
	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Ratio to Average Net Assets	Ratio to Average Net Assets	Ratio to Average Net Assets

Frontier Diversified Fund Class 1	$—	$(3,860)	$9,494	0.00%	-0.12%	0.12%
Frontier Diversified Fund Class 2	—	(19,555)	39,041	0.00%	-0.18%	0.11%
Frontier Diversified Fund Class 3	—	(7,071)	12,736	0.00%	-0.07%	0.10%
Frontier Masters Fund Class 1	—	(4,988)	9,336	0.00%	-0.16%	0.14%
Frontier Masters Fund Class 2	—	(5,113)	9,303	0.00%	-0.14%	0.14%
Frontier Masters Fund Class 3	—	(5,881)	8,976	0.00%	-0.10%	0.13%
Frontier Long/Short Commodity Fund Class 2	141	211	197	0.00%	0.07%	0.02%
Frontier Long/Short Commodity Fund Class 3	1,902	1,942	1,391	0.39%	0.07%	0.03%
Frontier Long/Short Commodity Fund Class 1a	—	533	1,108	0.00%	0.24%	0.03%
Frontier Long/Short Commodity Fund Class 2a	—	233	282	0.00%	0.05%	0.02%
Frontier Long/Short Commodity Fund Class 3a	—	189	171	0.00%	0.02%	0.02%
Frontier Balanced Fund Class 1	47,797	204,989	450,536	0.16%	0.49%	0.74%
Frontier Balanced Fund Class 1AP	(1,082)	2,627	5,135	-0.21%	0.45%	0.74%
Frontier Balanced Fund Class 2	8,556	55,580	165,519	0.16%	0.69%	0.73%
Frontier Balanced Fund Class 2a	(237)	516	828	-0.06%	0.10%	0.15%
Frontier Balanced Fund Class 3a	(520)	1,314	3,650	-0.05%	0.09%	0.15%
Frontier Select Fund Class 1	8,986	31,053	38,569	0.10%	0.58%	0.33%
Frontier Select Fund Class 1AP	39	94	135	0.13%	1.68%	0.32%
Frontier Select Fund Class 2	919	4,681	4,752	0.11%	0.55%	0.33%
Frontier Winton Fund Class 1	122,387	76,277	315,194	3.30%	0.59%	1.39%
Frontier Winton Fund Class 1AP	623	149	518	0.01%	0.43%	1.39%
Frontier Winton Fund Class 2	10,552	41,050	167,500	0.17%	0.42%	1.39%
Frontier Heritage Fund Class 1	18,510	40,215	76,936	0.70%	0.67%	0.91%
Frontier Heritage Fund Class 1AP	13	36	340	0.00%	0.16%	1.00%
Frontier Heritage Fund Class 2	2,948	10,965	26,337	0.10%	1.28%	0.91%

Total	$221,534	$426,185	$1,347,984

Related Parties—

During 2017, Frontier Diversified Fund and Frontier Masters Fund borrowed from the pooled cash management account to fund a portion of its investments in Galaxy Plus entities. As of December 31, 2018, there were no borrowings. Frontier Diversified Fund and Frontier Masters Fund were charged an annual interest rate of 0.25% on this borrowing in 2017.

The Series administrator is Gemini Hedge Fund Services, LLC.  Gemini Hedge Fund Services, LLC is an affiliate of the Sponsor.  In April 2018, the administrator made a payment to the Frontier Winton Fund in the aggregate amount of $69,782 to reimburse the Series for over paid redemptions to investors that exited the Series at an elevated NAV and thus harmed the Series. The reimbursement was recorded in the Statements of Changes in Owners’ Capital as Payment Made by Related party.

The Series transfer agency provider is Gemini Fund Services, LLC.  Gemini Fund Services, LLC is an affiliate of the Sponsor.

7. Financial Highlights

The following information presents the financial highlights of the Series for the years ended December 31, 2018, 2017 and 2016. This data has been derived from the information presented in the financial statements.

For the year ended December 31, 2018

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 1a	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2017	$116.41	$135.19	$125.68	$114.74	$133.27	$124.40	$81.35	$115.81	$93.59	$121.50	$97.99
Net operating results:
Interest income	0.21	0.24	0.23	0.30	0.35	0.33	0.28	0.41	0.31	0.42	0.33
Expenses	(7.04)	(4.43)	(4.13)	(9.05)	(8.14)	(7.55)	(4.71)	(2.61)	(2.01)	(2.71)	(2.12)
Net gain/(loss) on investments, net of non-controlling interests	(7.33)	(10.16)	(9.16)	(14.88)	(17.80)	(16.41)	(20.12)	(14.79)	(25.38)	(15.56)	(26.37)
Net income/(loss)	(14.16)	(14.35)	(13.06)	(23.64)	(25.59)	(23.63)	(24.55)	(16.99)	(27.07)	(17.84)	(28.16)
Net asset value, December 31, 2018	$102.25	$120.84	$112.62	$91.10	$107.68	$100.77	$56.80	$98.82	$66.52	$103.66	$69.83

Ratios to average net assets
Net investment income/(loss)	-8.66%	-4.56%	-4.56%	-12.07%	-9.10%	-9.10%	-7.95%	-2.73%	-2.73%	-2.73%	-2.74%
Expenses before incentive fees (3)(4)	8.95%	4.85%	4.85%	12.47%	9.51%	9.51%	8.56%	3.34%	3.34%	3.34%	3.38%
Expenses after incentive fees (3)(4)	8.92%	4.82%	4.82%	12.47%	9.51%	9.51%	8.45%	3.23%	3.23%	3.23%	3.24%
Total return before incentive fees (2)	-12.19%	-10.64%	-10.42%	-20.60%	-19.20%	-19.00%	-30.29%	-14.78%	-29.04%	-14.80%	-28.88%
Total return after incentive fees (2)	-12.16%	-10.61%	-10.39%	-20.60%	-19.20%	-19.00%	-30.18%	-14.67%	-28.92%	-14.68%	-28.74%

	Frontier Balanced Fund						Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a		Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2017	$135.96	$150.56	$202.90	$175.77	$175.18		$90.27	$100.02	$132.73
Net operating results:
Interest income	0.12	0.14	0.19	0.16	0.16		0.00	0.00	0.00
Expenses	(8.93)	(5.90)	(7.95)	(6.89)	(6.87)		(4.19)	(2.15)	(2.94)
Net gain/(loss) on investments, net of non-controlling interests	(9.52)	(10.64)	(14.20)	(12.23)	(12.21)		(14.67)	(15.39)	(21.61)
Net income/(loss)	(18.33)	(16.40)	(21.96)	(18.96)	(18.92)		(18.86)	(17.54)	(24.55)
Net asset value, December 31, 2018	$117.63	$134.16	$180.94	$156.81	$156.26		$71.41	$82.48	$108.18

Ratios to average net assets
Net investment income/(loss)	-9.49%	-5.48%	-5.48%	-5.48%	-5.48%		-7.38%	-3.37%	-3.37%
Expenses before incentive fees (3)(4)	9.24%	5.23%	5.23%	5.23%	5.23%		7.38%	3.37%	3.37%
Expenses after incentive fees (3)(4)	9.62%	5.62%	5.62%	5.62%	5.62%		7.38%	3.37%	3.37%
Total return before incentive fees (2)	-13.10%	-10.51%	-10.44%	-10.41%	-10.42%		-20.89%	-17.54%	-18.50%
Total return after incentive fees (2)	-13.48%	-10.89%	-10.82%	-10.79%	-10.80%		-20.89%	-17.54%	-18.50%

	Frontier Winton Fund			Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2017	$159.08	$176.44	$216.50	$121.19	$134.28	$179.70
Net operating results:
Interest income	0.00	0.00	0.01	0.00	0.00	0.00
Expenses	(14.29)	(11.05)	(14.12)	(10.86)	(8.95)	(11.58)
Net gain/(loss) on investments, net of non-controlling interests	(13.22)	(15.47)	(15.21)	(10.50)	(13.55)	(15.59)
Net income/(loss)	(27.51)	(26.52)	(29.33)	(21.36)	(22.50)	(27.17)
Net asset value, December 31, 2018	$131.57	$149.92	$187.17	$99.83	$111.78	$152.53

Ratios to average net assets
Net investment income/(loss)	-13.50%	-9.49%	-9.49%	-11.85%	-7.84%	-7.84%
Expenses before incentive fees (3)(4)	13.50%	9.49%	9.49%	11.84%	7.83%	7.83%
Expenses after incentive fees (3)(4)	13.50%	9.49%	9.49%	11.85%	7.84%	7.84%
Total return before incentive fees (2)	-17.29%	-15.03%	-13.55%	-17.61%	-16.74%	-15.11%
Total return after incentive fees (2)	-17.29%	-15.03%	-13.55%	-17.63%	-16.76%	-15.12%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees are included in the total return.

For the year ended December 31, 2017

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 1a	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2016	$116.43	$132.94	$123.27	$112.80	$128.78	$119.89	$92.78	$129.56	$105.67	$130.80	$107.50
Net operating results:
Interest income	0.29	0.34	0.31	0.61	0.70	0.65	0.01	0.00	(0.01)	0.00	0.00
Expenses	(8.27)	(4.76)	(4.39)	(9.05)	(7.54)	(6.99)	(4.71)	(3.55)	(2.89)	(3.61)	(2.94)
Net gain/(loss) on investments, net of non-controlling interests	7.96	6.67	6.49	10.38	11.33	10.85	(6.73)	(10.20)	(9.18)	(5.69)	(6.57)
Net income/(loss)	(0.02)	2.25	2.41	1.94	4.49	4.51	(11.43)	(13.75)	(12.08)	(9.30)	(9.51)
Net asset value, December 31, 2017	$116.41	$135.19	$125.68	$114.74	$133.27	$124.40	$81.35	$115.81	$93.59	$121.50	$97.99

Ratios to average net assets
Net investment income/(loss)	-9.18%	-4.41%	-4.41%	-10.21%	-7.19%	-7.19%	-7.09%	-4.08%	-4.08%	-4.08%	-4.16%
Expenses before incentive fees (3)(4)	9.65%	4.88%	4.88%	10.95%	7.93%	7.93%	7.99%	4.98%	4.98%	4.98%	5.31%
Expenses after incentive fees (3)(4)	9.52%	4.75%	4.75%	10.95%	7.93%	7.93%	7.09%	4.08%	4.08%	4.08%	4.16%
Total return before incentive fees (2)	-0.15%	1.56%	1.82%	1.72%	3.49%	3.76%	-13.23%	-11.52%	-12.34%	-8.02%	-10.00%
Total return after incentive fees (2)	-0.02%	1.69%	1.96%	1.72%	3.49%	3.76%	-12.32%	-10.61%	-11.43%	-7.11%	-8.85%

	Frontier Balanced Fund						Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a		Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2016	$134.80	$144.97	$194.99	$169.05	$168.49		$94.06	$101.16	$134.25
Net operating results:
Interest income	0.05	0.05	0.07	0.06	0.06		0.00	0.00	0.00
Expenses	(8.66)	(5.04)	(6.80)	(5.90)	(5.87)		(5.33)	(2.99)	(3.98)
Net gain/(loss) on investments, net of non-controlling interests	9.77	10.58	14.64	12.56	12.50		1.54	1.85	2.46
Net income/(loss)	1.16	5.59	7.91	6.72	6.69		(3.79)	(1.14)	(1.52)
Net asset value, December 31, 2017	$135.96	$150.56	$202.90	$175.77	$175.18		$90.27	$100.02	$132.73

Ratios to average net assets
Net investment income/(loss)	-8.50%	-4.51%	-4.51%	-4.51%	-4.51%		-8.23%	-4.24%	-4.24%
Expenses before incentive fees (3)(4)	8.48%	4.49%	4.49%	4.49%	4.49%		8.23%	4.24%	4.24%
Expenses after incentive fees (3)(4)	8.54%	4.56%	4.56%	4.56%	4.56%		8.23%	4.24%	4.24%
Total return before incentive fees (2)	0.92%	3.92%	4.12%	4.04%	4.03%		-4.03%	-1.13%	-1.13%
Total return after incentive fees (2)	0.86%	3.86%	4.06%	3.98%	3.97%		-4.03%	-1.13%	-1.13%

	Frontier Winton Fund			Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2016	$154.51	$166.17	$210.98	$119.58	$128.60	$172.10
Net operating results:
Interest income	0.32	0.35	0.44	0.00	0.00	0.00
Expenses	(13.04)	(9.32)	(11.79)	(9.12)	(6.22)	(8.35)
Net gain/(loss) on investments, net of non-controlling interests	17.29	19.24	16.87	10.73	11.90	15.95
Net income/(loss)	4.57	10.27	5.52	1.61	5.68	7.60
Net asset value, December 31, 2017	$159.08	$176.44	$216.50	$121.19	$134.28	$179.70

Ratios to average net assets
Net investment income/(loss)	-11.41%	-7.42%	-7.42%	-10.67%	-6.68%	-6.68%
Expenses before incentive fees (3)(4)	11.98%	8.00%	8.00%	10.73%	6.74%	6.74%
Expenses after incentive fees (3)(4)	11.69%	7.71%	7.71%	10.67%	6.68%	6.68%
Total return before incentive fees (2)	2.67%	5.89%	2.33%	1.29%	4.36%	4.36%
Total return after incentive fees (2)	2.96%	6.18%	2.62%	1.35%	4.42%	4.42%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees are included in the total return.

For the year ended December 31, 2016

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 1a	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2015	$115.52	$129.60	$119.87	$112.87	$126.60	$117.57	$94.76	$132.10	$106.19	$132.14	$106.86
Net operating results:
Interest income	0.67	0.75	0.70	0.77	0.87	0.81	0.19	0.26	0.20	0.26	0.21
Expenses	(10.13)	(7.17)	(6.64)	(9.79)	(8.07)	(7.50)	(5.68)	(5.17)	(4.17)	(5.18)	(4.21)
Net gain/(loss) on investments, net of non-controlling interests	10.37	9.76	9.34	8.95	9.38	9.01	3.50	2.37	3.46	3.58	4.64
Net income/(loss)	0.91	3.34	3.40	(0.07)	2.18	2.32	(1.98)	(2.54)	(0.52)	(1.34)	0.64
Net asset value, December 31, 2016	$116.43	$132.94	$123.27	$112.80	$128.78	$119.89	$92.78	$129.56	$105.67	$130.80	$107.50

Ratios to average net assets
Net investment income/(loss)	-10.07%	-5.79%	-5.79%	-9.87%	-6.84%	-6.84%	-7.65%	-4.84%	-4.84%	-4.84%	-4.83%
Expenses before incentive fees (3)(4)	8.82%	4.54%	4.54%	9.54%	6.51%	6.51%	7.49%	4.68%	4.68%	4.68%	4.63%
Expenses after incentive fees (3)(4)	10.83%	6.55%	6.55%	10.75%	7.72%	7.72%	7.91%	5.10%	5.10%	5.10%	5.09%
Total return before incentive fees (2)	2.79%	4.58%	4.84%	1.15%	2.93%	3.18%	-1.67%	-1.50%	-0.07%	-0.60%	1.05%
Total return after incentive fees (2)	0.79%	2.58%	2.84%	-0.06%	1.72%	1.97%	-2.09%	-1.92%	-0.49%	-1.01%	0.60%

	Frontier Balanced Fund						Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a		Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2015	$128.03	$133.59	$179.69	$154.88	$154.37		$90.35	$94.28	$125.11
Net operating results:
Interest income	0.15	0.15	0.21	0.18	0.18		0.01	0.00	0.01
Expenses	(8.21)	(4.49)	(6.04)	(5.22)	(5.21)		(6.11)	(3.30)	(4.37)
Net gain/(loss) on investments, net of non-controlling interests	14.83	15.72	21.13	19.21	19.15		9.81	10.18	13.50
Net income/(loss)	6.77	11.38	15.30	14.17	14.12		3.71	6.88	9.14
Net asset value, December 31, 2016	$134.80	$144.97	$194.99	$169.05	$168.49		$94.06	$101.16	$134.25

Ratios to average net assets
Net investment income/(loss)	-7.65%	-3.62%	-3.62%	-3.62%	-3.62%		-8.44%	-4.26%	-4.24%
Expenses before incentive fees (3)(4)	6.20%	2.16%	2.16%	2.16%	2.16%		8.14%	3.94%	3.94%
Expenses after incentive fees (3)(4)	7.80%	3.77%	3.77%	3.77%	3.77%		8.45%	4.26%	4.26%
Total return before incentive fees (2)	6.89%	10.12%	10.12%	10.75%	10.75%		4.42%	7.61%	7.62%
Total return after incentive fees (2)	5.29%	8.52%	8.51%	9.15%	9.15%		4.11%	7.30%	7.31%

	Frontier Winton Fund			Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2015	$164.17	$171.31	$217.51	$124.27	$129.67	$173.54
Net operating results:
Interest income	0.04	0.04	0.05	0.02	0.00	0.02
Expenses	(12.41)	(7.86)	(9.99)	(7.76)	(4.25)	(5.60)
Net gain/(loss) on investments, net of non-controlling interests	2.72	2.68	3.41	3.05	3.18	4.14
Net income/(loss)	(9.66)	(5.14)	(6.53)	(4.69)	(1.07)	(1.44)
Net asset value, December 31, 2016	$154.51	$166.17	$210.98	$119.58	$128.60	$172.10

Ratios to average net assets
Net investment income/(loss)	-9.91%	-5.88%	-5.88%	-8.17%	-4.15%	-4.14%
Expenses before incentive fees (3)(4)	9.66%	5.63%	5.63%	8.11%	4.07%	4.07%
Expenses after incentive fees (3)(4)	9.94%	5.91%	5.91%	8.19%	4.15%	4.15%
Total return before incentive fees (2)	-5.60%	-2.71%	-2.72%	-3.69%	-0.75%	-0.75%
Total return after incentive fees (2)	-5.88%	-3.00%	-3.00%	-3.77%	-0.83%	-0.83%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees are included in the total return.

8. Derivative Instruments and Hedging Activities

The Series’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Series do not enter into or hold positions for hedging purposes as defined under ASC 815, Derivatives and Hedging (“ASC 815”). The detail of the fair value of the Series’ derivatives by instrument types as of December 31, 2018 and 2017 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to each Series’ position in swap contracts.

The following tables summarize the monthly averages of futures contracts bought and sold for each respective Series of the Trust:

For the Year Ended December 31, 2018

Monthly average contracts:
	Bought	Sold

Frontier Balanced Fund	2,183	1,971

For the Year Ended December 31, 2017

Monthly average contracts:
	Bought	Sold

Frontier Balanced Fund	1,070	1,008
Frontier Select Fund	4,019	4,191
Frontier Winton Fund	1,998	1,980

For the Year Ended December 31, 2016

Monthly average contracts:
	Bought	Sold

Frontier Balanced Fund	3,551	3,667
Frontier Long/Short Commodity Fund	17	7
Frontier Select Fund	2,403	2,134
Frontier Winton Fund	646	768

The following tables summarize the trading revenues for the years ended December 31, 2018, 2017 and 2016 by sector:

Realized Trading Revenue from Futures, Forwards and Options
for the Year Ended December 31, 2018

Type of contract	Frontier Balanced Fund

Agriculturals	$(20,839)
Currencies	(374,203)
Energies	74,850
Interest rates	(62,765)
Metals	11,010
Stock indices	(4,991)
Realized trading income/(loss)(1)	$(376,937)

Realized Trading Revenue from Futures, Forwards and Options
for the Year Ended December 31, 2017

Type of contract	Frontier Balanced Fund	Frontier Select Fund	Frontier Winton Fund

Metals	$(134,275)	$(143,520)	$(1,595,961)
Currencies	131,422	(290,393)	(1,676,434)
Energies	108,921	(485,509)	(1,185,513)
Agriculturals	(551,945)	162,919	727,130
Interest rates	(381,197)	(894,051)	(1,522,362)
Stock indices	445,257	1,502,370	9,683,416
Realized trading income/(loss)(1)	$(381,817)	$(148,184)	$4,430,276

Realized Trading Revenue from Futures, Forwards and Options
for the Year Ended December 31, 2016

	Frontier
	Long/Short	Frontier Balanced	Frontier Select	Frontier Winton
Type of contract	CommodityFund	Fund	Fund	Fund

Metals	$(34,888)	$182,563	$(410,694)	$(2,388,858)
Currencies	—	(13,492)	900,699	2,423,468
Energies	62,750	(486,968)	(341,104)	(1,997,815)
Agriculturals	(118,076)	104,957	(239,338)	(645,570)
Interest rates	—	5,052,510	1,821,479	3,484,057
Stock indices	—	(1,061,138)	375,929	(282,419)
Realized trading income/(loss)(1)	$(90,214)	$3,778,432	$2,106,971	$592,863

(1)	Amounts recorded in the Statements of Operations under Net realized gain(loss) on futures forwards and options.

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2018

Frontier Balanced
Type of contract	Fund

Agriculturals	$(16,846)
Currencies	(124,436)
Energies	(73,724)
Interest rates	207,810
Metals	14,424
Stock indices	7,107
Change in unrealized trading income/(loss)(1)	$14,335

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2017

	Frontier Balanced	Frontier Select	Frontier Winton
Type of contract	Fund	Fund	Fund

Metals	$(115,993)	$(57,373)	$20,454
Currencies	85,174	(151,187)	(565,953)
Energies	78,514	(176,868)	124,997
Agriculturals	(59,986)	(26,685)	6,743
Interest rates	(50,861)	(214,247)	(110,137)
Stock indices	6,424	(59,662)	(398,394)
Change in unrealized trading income/(loss)(1)	$(56,728)	$(686,022)	$(922,290)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2016

	Frontier
	Long/Short	Frontier Balanced	Frontier Select	Frontier Winton
Type of contract	CommodityFund	Fund	Fund	Fund

Metals	$40,106	$60,680	$(97,042)	$(577,784)
Currencies	88,181	(568,349)	231,035	92,870
Energies	310,673	127,622	(457,542)	(165,261)
Agriculturals	265,514	(8,243)	(47,280)	105,158
Interest rates	6,479	88,321	435,147	699,717
Stock indices	(17,690)	(40,687)	122,797	311,568
Change in unrealized trading income/(loss)(1)	$693,263	$(340,656)	$187,115	$466,268

(1)	Amounts recorded in the Statements of Operations under Net change in open trade equity/(deficit)

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

The following tables present gross and net information about the Series’ assets and liabilities subject to master netting arrangements as disclosed on the statements of financial condition as of December 31, 2018 and 2017.

As of December 31, 2018
	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial	Net Amounts Presented in the Statements of Financial Condition

Frontier Balanced Fund
Open Trade Equity/(Deficit)	$348,879	$(128,220)	$220,659
Swap Contracts	10,794,908	—	$10,794,908

Frontier Diversified Fund
Swap Contracts	$5,920,414	$—	$5,920,414

Frontier Long/Short Commodity Fund
Swap Contracts	$479,102	$—	$479,102

Frontier Heritage Fund
Swap Contracts	$2,955,444	$—	$2,955,444

As of December 31, 2017
	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition

Frontier Balanced Fund
Open Trade Equity/(Deficit)	$343,222	$(164,670)	$178,552
Swap Contracts	11,340,959	—	11,340,959

Frontier Diversified Fund
Swap Contracts	$6,376,472	$—	$6,376,472

Frontier Long/Short Commodity Fund
Swap Contracts	$397,039	$—	$397,039

Frontier Heritage Fund
Swap Contracts	$3,094,367	$—	$3,094,367

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

10. Indemnifications and Guarantees noted in Management Discussion and Analysis

The Trust has entered into agreements, which provide for the indemnification of futures clearing brokers, and commodity trading advisers, among others, against losses, costs, claims and liabilities arising from the performance of their individual obligations under such agreements, except for gross negligence, bad faith or willful misconduct. The Trust has had no prior claims or payments pursuant to these agreements. The Trust’s individual maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred. However, based on experience the Trust expects the risk of loss to be remote. Maximum exposure is unfulfilled obligations of the Series up to the amount of equity at risk with the custodian of the referenced Series as allocated from the Trading Company. The Series have not recorded any liability for the indemnifications in the accompanying financial statements as it expects any possibility of losses to be remote.

11. Subsequent Events

As of January 31, 2019 and February 13, 2019, respectively, Winton Capital Management Limited and Quantmetrics Capital Management LLP are no longer serving as trading advisors.

Effective February 2, 2019, the Frontier Winton Fund was renamed the Frontier Global Fund.

Report of Independent Registered Public Accounting Firm

To the Executive Committee of the Frontier Funds

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition, including the consolidated condensed schedules of investments, of the Frontier Funds (the Trust) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in owners’ capital and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the Trust’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2018, by correspondence with the custodians and brokers. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as auditor of the Trust since 2005.

Denver, Colorado

April 26, 2019

Frontier Funds
Consolidated Statements of Financial Condition
December 31, 2018 and December 31, 2017

	December 31, 2018	December 31, 2017

ASSETS

Cash and cash equivalents	$1,729,879	$2,695,377
U.S. Treasury securities, at fair value	5,684,327	10,887,786
Receivable from futures commission merchants	11,255,848	20,584,602
Open trade equity, at fair value	—	1,568,414
Incentive fee receivable	78,845	57,082
Swap contracts, at fair value	20,149,868	21,208,838
Investments in private investment companies, at fair value	46,557,428	66,933,235
Interest receivable	117,168	214,730
Due from Managing Owner	—	31,887
Receivables from related party	—	58,146

Total Assets	$85,573,363	$124,240,097

LIABILITIES & CAPITAL

LIABILITIES
Open trade deficit, at fair value	$398,189	$—
Owner redemptions payable	23,759	76,773
Incentive fees payable to Managing Owner	10,897	53,036
Management fees payable to Managing Owner	78,045	90,972
Interest payable to Managing Owner	10,852	26,007
Trading fees payable to Managing Owner	222,241	334,485
Service fees payable to Managing Owner	96,152	148,445
Risk analysis fees payable	27,562	25,576
Advance on unrealized Swap Appreciation	12,191,555	9,441,555
Subscriptions in advance for service fee rebates	497,326	—
Other liabilities	4,003	278,983

Total Liabilities	13,560,581	10,475,832

OWNERS CAPITAL
Managing Owner Units	851,595	1,159,984
Limited Owner Units	71,161,187	112,604,281

Total Owners Capital	72,012,782	113,764,265

Total Liabilities and Owners Capital	$85,573,363	$124,240,097

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds
Consolidated Condensed Schedule of Investments
December 31, 2018

	Fair	% of Total Capital
Description	Value	(Net Asset Value)
LONG FUTURES CONTRACTS *
Various agriculture futures contracts (Europe)	$(1,315)	0.00%
Various agriculture futures contracts (U.S.)	9,510	0.01%
Various base metals futures contracts (U.S.)	(429,385)	-0.60%
Various currency futures contracts (Latin America)	42,160	0.06%
Various energy futures contracts (U.S.)	(643,321)	-0.89%
Various interest rates futures contracts (Canada)	13,487	0.02%
Various interest rates futures contracts (Europe)	360,817	0.50%
Various interest rates futures contracts (Far East)	36,092	0.05%
Various interest rates futures contracts (Oceanic)	78,270	0.11%
Various interest rates futures contracts (U.S.)	44,250	0.06%
Various precious metal futures contracts (U.S.)	14,730	0.02%
Various soft futures contracts (U.S.)	(20,705)	-0.03%
Various stock index futures contracts (Europe)	(18,456)	-0.03%
Various stock index futures contracts (Far East)	(23,446)	-0.03%
Various stock index futures contracts (Oceanic)	1,338	0.00%
Various stock index futures contracts (U.S.)	(75,392)	-0.10%
Total Long Futures Contracts	$(611,366)	-0.85%
SHORT FUTURES CONTRACTS *
Various agriculture futures contracts (Canada)	$9,817	0.01%
Various agriculture futures contracts (Europe)	400	0.00%
Various agriculture futures contracts (U.S.)	81,243	0.11%
Various base metals futures contracts (U.S.)	147,521	0.20%
Various currency futures contracts (Europe)	(63,875)	-0.09%
Various currency futures contracts (Far East)	(180,813)	-0.25%
Various currency futures contracts (Oceanic)	33,405	0.05%
Various energy futures contracts (U.S.)	425,052	0.59%
Various interest rates futures contracts (Europe)	(79,801)	-0.11%
Various interest rates futures contracts (Oceanic)	(309)	0.00%
Various interest rates futures contracts (U.S.)	(35,688)	-0.05%
Various precious metal futures contracts (U.S.)	(226,300)	-0.31%
Various soft futures contracts (U.S.)	22,291	0.03%
Various stock index futures contracts (Africa)	(1,220)	0.00%
Various stock index futures contracts (Canada)	3,027	0.00%
Various stock index futures contracts (Europe)	12,826	0.02%
Various stock index futures contracts (Far East)	283	0.00%
Various stock index futures contracts (U.S.)	62,711	0.09%
Total Short Futures Contracts	$210,570	0.29%
CURRENCY FORWARDS *
Various currency forwards contracts (NA)	$2,607	0.00%
Total Currency Forwards	$2,607	0.00%
Total Open Trade Equity (Deficit)	$(398,189)	-0.56%
SWAPS (1)
Frontier Brevan Howard swap (U.S.)	$2,955,444	4.10%
Frontier XXXIV Balanced select swap (U.S.)	10,794,908	14.99%
Frontier XXXV Diversified select swap (U.S.)	5,920,414	8.22%
Frontier XXXVII L/S select swap (U.S.)	479,102	0.67%
Total Swaps	$20,149,868	27.98%
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	3,308,411	4.59%
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	3,003,247	4.17%
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	4,981,003	6.92%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	4,968,683	6.90%
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	5,503,821	7.64%
Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	808,116	1.12%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	930,806	1.29%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	1,103,278	1.53%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	18,370,991	25.51%
Galaxy Plus Fund - TT Feeder Fund (531) LLC	2,595,925	3.60%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	983,147	1.37%
Total Private Investment Companies	$46,557,428	64.64%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value

$4,512,000	US Treasury Note 6.875% due 08/15/2025 (Cost$5,589,456)	5,684,327	7.89%
	Total U.S. Treasury Securities	$5,684,327	7.89%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Consolidated Financial Statements, Note 4.
(2)	See Notes to Consolidated Financial Statements, Note 5.

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds
Consolidated Condensed Schedule of Investments
December 31, 2017

Description	Fair Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$1,088,822	0.96%
Various currency futures contracts (Canada)	18,470	0.02%
Various currency futures contracts (Europe)	27,263	0.02%
Various currency futures contracts (Oceanic)	20,670	0.02%
Various currency futures contracts (U.S.)	(52,460)	-0.05%
Various energy futures contracts (U.S.)	513,613	0.45%
Various energy futures contracts (Europe)	(11,873)	-0.01%
Various interest rates futures contracts (Europe)	(118,226)	-0.10%
Various interest rates futures contracts (Far East)	(4,756)	0.00%
Various interest rates futures contracts (Oceanic)	(23,380)	-0.02%
Various interest rates futures contracts (U.S.)	(25,875)	-0.02%
Various precious metal futures contracts (U.S.)	18,190	0.02%
Various soft futures contract (Europe)	(372)	0.00%
Various soft futures contract (U.S.)	55,621	0.05%
Various stock index futures contracts (Africa)	4,465	0.00%
Various stock index futures contracts (Canada)	5,605	0.00%
Various stock index futures contracts (Europe)	(104,638)	-0.09%
Various stock index futures contracts (Far East)	96,403	0.08%
Various stock index futures contracts (Oceanic)	2,815	0.00%
Various stock index futures contracts (U.S.)	197,228	0.17%

Total Long Futures Contracts	$1,707,585	1.50%
SHORT FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$(411,270)	-0.36%
Various currency futures contracts (Europe)	(89,175)	-0.08%
Various currency futures contracts (Far East)	(50,066)	-0.04%
Various currency futures contracts (U.S.)	40,897	0.04%
Various energy futures contracts (U.S.)	(77,171)	-0.07%
Various interest rates futures contracts (Canada)	(4,439)	0.00%
Various interest rates futures contracts (Europe)	(6,824)	-0.01%
Various interest rates futures contracts (Oceanic)	1,509	0.00%
Various interest rates futures contracts (U.S.)	104,111	0.09%
Various precious metal futures contracts (U.S.)	(153,585)	-0.14%
Various soft futures contract (U.S.)	93,576	0.08%
Various soft futures contracts (Europe)	35,920	0.03%
Various stock index futures contracts (U.S.)	(45,128)	-0.04%

Total Short Futures Contracts	$(561,645)	-0.50%
CURRENCY FORWARDS *
Various currency forwards contracts (NA)	$422,474	0.37%
Total Currency Forwards	$422,474	0.37%
Total Open Trade Equity (Deficit)	$1,568,414	1.37%
SWAPS (1)
Frontier Brevan Howard swap (U.S.)	$3,094,367	2.72%
Frontier XXXIV Balanced select swap (U.S.)	11,340,960	9.97%
Frontier XXXV Diversified select swap (U.S.)	6,376,472	5.60%
Frontier XXXVII L/S select swap (U.S.)	397,039	0.35%
Total Swaps	$21,208,838	18.64%
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Chesapeake Feeder Fund (518)	$1,774,375	1.56%
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	6,507,863	5.72%
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	3,759,970	3.31%
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	7,523,327	6.61%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	6,607,668	5.81%
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	6,204,663	5.45%
Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	2,151,869	1.89%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	759,647	0.67%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	1,919,350	1.69%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	23,045,760	20.26%
Galaxy Plus Fund - TT Feeder Fund (531) LLC	5,195,266	4.57%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	1,483,477	1.30%
Total Private Investment Companies	$66,933,235	58.84%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value

$8,269,000	US Treasury Note 6.875% due 08/15/2025 (Cost $10,985,078)	10,887,786	9.57%
	Total U.S. Treasury Securities	$10,887,786	9.57%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Consolidated Financial Statements, Note 4.
(2)	See Notes to Consolidated Financial Statements, Note 5.

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds
Consolidated Statements of Operations
For the Years Ended December 31, 2018, 2017, and 2016

	2018	2017	2016

Investment income:
Interest - net	$223,482	$255,478	$585,952

Total Income	223,482	255,478	585,952

Expenses:
Incentive Fees (rebate)	137,543	(147,256)	2,980,696
Management Fees	838,497	1,516,571	3,235,153
Risk analysis Fees	85,830	142,535	89,265
Service Fees - Class 1	1,604,307	2,513,028	3,586,271
Trading Fees	3,040,016	5,247,342	3,613,634
Other Fees	125,642	—	—

Total Expenses	5,831,835	9,272,220	13,505,019

Investment income/(loss) - net	(5,608,353)	(9,016,742)	(12,919,067)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	681,508	3,803,691	4,588,561
Net unrealized gain/(loss) on private investment companies	(10,259,391)	90,112	4,405,026
Net realized gain/(loss) on private investment companies	544,849	7,844,635	776,630
Net change in open trade equity/(deficit)	(2,144,664)	(281,062)	6,811,181
Net unrealized gain/(loss) on swap contracts	2,041,028	(402,290)	53,113
Net realized gain/(loss) on U.S. Treasury securities	(556,676)	686,550	7,709,486
Net unrealized gain/(loss) on U.S. Treasury securities	191,566	(184,479)	(5,181,917)
Trading commissions	(103,639)	(398,077)	(732,436)

Net gain/(loss) on investments	(9,605,419)	11,159,080	18,429,644

NET INCREASE/(DECREASE) IN OWNERS' CAPITAL
RESULTING FROM OPERATIONS	$(15,213,772)	$2,142,338	$5,510,577

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds
Consolidated Statements of Changes in Owners’ Capital
For the Year Ended December 31, 2018

	Managing Owner	Limited Owners	Total

Owners' Capital, December 31, 2015	$5,798,155	$234,386,144	$240,184,299

Sale of Units	4,923	11,272,734	11,277,657
Redemption of Units	(3,732,623)	(34,028,475)	(37,761,098)
Net increase/(decrease) in Owners'
Capital resulting from operations	205,756	5,304,821	5,510,577

Owners' Capital, December 31, 2016	2,276,211	216,935,224	219,211,435

Sale of Units	696,956	736,677	1,433,633
Redemption of Units	(1,810,853)	(107,270,434)	(109,081,287)
Payment made by Related Party	—	58,146	58,146
Net increase/(decrease) in Owners'
Capital resulting from operations	(2,330)	2,144,668	2,142,338

Owners' Capital, December 31, 2017	1,159,984	112,604,281	113,764,265

Sale of Units (including transfers)	—	—	—
Redemption of Units (including transfers)	(162,000)	(26,433,650)	(26,595,650)
Payment made by Related Party	—	11,636	11,636
Payment made by Managing Owner	—	46,303	46,303
Net increase/(decrease) in Owners'
Capital resulting from operations	(146,389)	(15,067,383)	(15,213,772)

Owners' Capital, December 31, 2018	$851,595	$71,161,187	$72,012,782

The consolidated Trust is not unitized as are the individual Series of the Trust

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2018, 2017, and 2016

	2018	2017	2016

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(15,213,772)	$2,142,338	$5,510,577
Adjustments to reconcile net increase/(decrease) in capital
resulting from operations to net cash provided by (used in)
operating activities:
Change in:
Net change in open trade equity	1,966,603	577,793	(7,171,709)
Net change in options purchased	—	—	526,288
Net change in options written	—	—	(165,760)
Net unrealized (gain)/loss on swap contracts	(2,041,029)	402,290	(53,113)
Net unrealized (gain)/loss on U.S. Treasury securities	(191,566)	184,479	5,181,917
Net realized (gain)/loss on U.S. Treasuries securities	556,676	(686,550)	(7,709,486)
Net unrealized (gain)/loss on private investment companies	10,259,391	(90,112)	(4,405,026)
Net realized (gain)/loss on private investment companies	(544,849)	(7,844,635)	(776,630)
(Purchases) sales of:
(Purchases) of U.S. Treasury securities	(18,713,224)	(13,304,662)	(25,877,151)
Sales of U.S. Treasury securities	23,268,005	45,040,554	102,379,233
(Purchases) of Private Investment Companies	(24,123,914)	(53,856,821)	(107,326,025)
Sales of Private Investment Companies	34,776,548	102,575,451	5,467,195
Reduction of collateral in Swap contracts	2,750,000	18,578,050	—
U.S. Treasury interest and premium paid/amortized	292,200	635,996	746,321
Increase and/or decrease in:
Receivable from futures commission merchants	9,328,754	12,267,411	39,879,557
Prepaid service fees	—	—	24,251
Interest receivable	97,562	583,323	1,241,463
Receivable from related parties	58,146	29,524	(84,550)
Other assets	—	—	29
Incentive fees receivable to Managing Owner	—	(57,082)	—
Incentive fees payable to Managing Owner	(63,902)	53,036	(382,136)
Management fees payable to Managing Owner	(12,927)	(342,458)	30,487
Interest payable to Managing Owner	(15,155)	(37,268)	(98,846)
Trading fees payable to Managing Owner	(112,244)	(188,614)	240,577
Service fees payable to Managing Owner	(52,293)	(91,075)	(34,336)
Due from Managing Owner	31,887	(31,887)	—
Risk analysis fees payable	1,986	9,903	15,673
Payables to related parties	—	(85,078)	21,334
Subscriptions in advance for service fee rebates	497,326	—	—
Other liabilities	(274,980)	134,935	144,042

Net cash provided by operating activities	22,525,229	106,598,841	7,324,176
Cash Flows from Financing Activities:

Proceeds from sale of capital	—	1,433,633	11,277,657
Payment for redemption of capital	(26,595,650)	(109,081,287)	(37,761,098)
Payment from the Managing Owner	46,303	—	—
Pending owner additions	—	—	(36,462)
Advance on unrealized Swap Appreciation	3,099,098	—	—
Payment made by Related Party	11,636	58,146	9,441,555
Redemptions payable	(53,014)	(1,060,999)	525,602

Net cash used in financing activities	(23,490,727)	(108,650,507)	(16,552,746)

Net increase (decrease) in cash and cash equivalents	(965,498)	(2,051,666)	(9,228,570)

Cash and cash equivalents, beginning of period	2,695,377	4,747,043	13,975,613
Cash and cash equivalents, end of period	$1,729,879	$2,695,377	$4,747,043

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

As of December 31, 2018, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund Frontier Winton Fund and Frontier Heritage Fund separates Units into a maximum of three separate Classes- Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Balanced Fund separates Units into a maximum of five separate Classes— Class 1, Class 1AP, Class 2, Class 2A and Class 3A. The Trust, with respect to the Frontier Long/Short Commodity Fund separates Units into a maximum of five separate Classes— Class 1A, Class 2A, Class 2, Class 3A and Class 3. Between April 15, 2016 and May 10, 2017, a portion of the interests in Frontier Trading Company I, LLC and all of the interests in Frontier Trading Company VII, LLC, Frontier Trading Company XV, LLC, and Frontier Trading Company XXIII LLC held by Frontier Diversified Fund, Frontier Masters Fund, Frontier Select Fund, Frontier Balanced Fund and Frontier Long/Short Commodity Fund were exchanged for equivalent interests in the Galaxy Plus Managed Account Platform (“Galaxy Plus”) which is an unaffiliated, third-party managed account platform. The assets of Frontier Trading Company I, LLC, which included exposure to Quantmetrics Capital Management LLP’s Multi-Strategy Program, Quantitative Investment Management, LLC’s Quantitative Global Program, Quest Partners LLC’s Quest Tracker Index Program, Chesapeake Capital Management, LLC’s Diversified Program, and Doherty Advisors LLC’s Relative Value Moderate Program, the assets of Frontier Trading Company VII, LLC, which included exposure to Emil van Essen LLC’s Multi-Strategy Program, Red Oak Commodity Advisors, Inc.’s Fundamental Diversified Program, Rosetta Capital Management, LLC’s Rosetta Trading Program, and Landmark Trading Company’s Landmark Program, the assets of Frontier Trading Company XV, LLC, which included exposure to Transtrend B.V.’s TT Enhanced Risk (USD) Program, and the assets of Frontier Trading Company XXIII, LLC which included exposure to Fort L.P.’s Global Contrarian Program have been transferred to individual Delaware limited liability companies (“Master Funds”) in Galaxy Plus. Each Master Fund is sponsored and operated by Gemini Alternative Funds, LLC (“Sponsor”). The Sponsor has contracted with the Trading Advisors to manage the portfolios of the Master Funds pursuant to the advisors’ respective program. For those Series that invest in Galaxy Plus, approximately 30-70% of those Series assets are used to support the margin requirements of the Master Funds. The remaining assets of the Series are split between investments in Trading Companies and a pooled cash management account that invests primarily in U.S. Treasury securities. For those Series that do not invest in Galaxy Plus, their assets are split between investments in Trading Companies and investments in the pooled cash management account.

As of December 31, 2017 and December 31, 2018, Frontier Winton Fund has invested a portion of its assets in a single Trading Company, and a single Trading Advisor manages 100% of the assets invested in such Trading Company. Each of the remaining Series has invested a portion of its assets in several different Trading Companies or Galaxy Plus entities and one or more Trading Advisors may manage the assets invested in such Trading Companies or Galaxy Plus entities.

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

Consolidation— The Series, through investing in the Trading Companies and Galaxy Plus, authorize certain Trading Advisors to place trades and manage assets at pre-determined investment levels. The Trading Companies were organized by the Managing Owner for the purpose of investing in commodities interests and derivative instruments, and have no operating income or expenses, except for trading income and expenses and a risk analysis fee (for closed Series only), all of which is allocated to the Series, if consolidated by a Series. Galaxy Plus is a series of Delaware limited liability companies, sponsored by Gemini Alternative Funds, LLC, that create exposure to a variety of third party professional managed futures and foreign exchange advisors. Galaxy Plus is available to qualified high-net-worth individuals and institutional investors. Investment interests in Galaxy Plus entities are accounted for using net asset value as the practical expedient, which approximates fair value. Fair value represents the proportionate share of the Trust’s interest in the NAV in the Galaxy Plus entities. The equity interest held by Trust is shown as investments in private investment companies in the statements of financial condition. The income or loss attributable thereto in proportion to of the investment level of the private investment companies is shown in the statements of operations as net unrealized gain/(loss) on private investment companies. The Trading Companies and Series of the Trust are consolidated by the Trust. All intercompany transactions have been eliminated in consolidation.

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

Interest Income—U.S. Treasury Securities are pooled for purposes of maximizing returns on these assets to investors of all Series. Interest income from pooled cash management assets is recognized on the accrual basis and allocated daily to each Series based upon its daily proportion of ownership of the pool. Aggregate interest income from all sources, including U.S. Treasuries and assets held at a futures commission merchant (“FCM”), of up to two percentage points of the aggregate percentage yield (annualized) of net asset value less any fair market value related to swaps, is paid to the Managing Owner by the Frontier Balanced Fund (Class 1, and Class 2 only), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Select Fund, Frontier Winton Fund and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a and Class 3a), Frontier Masters Fund and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 100% of the interest is retained by the respective Series. All interest not paid to the Managing Owner is interest income to the Series, and shown net on the statement of operations.

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

Receivable from Futures Commission Merchants—The Trust deposits assets with an  FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2017 and December 31, 2018 included restricted cash for margin requirements of $3,178,810 and $1,717,065 for the Frontier Trading Company I LLC, and $8,399,902 and $4,621,100 for the Frontier Trading Company II LLC, respectively.

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

Income Taxes—The Trust applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust for the year ended  December 31, 2018 The 2015 through 2018  tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

Fees and Expenses—All management fees, incentive fees, service fees, risk analysis fees (for closed Series only) and trading fees of the Trust are paid to the Managing Owner. It is the responsibility of the Managing Owner to pay all Trading Advisor management and incentive fees, selling agent service fees and all other operating expenses and continuing offering costs of the Trust. Only management fees and incentive fees related to assets allocated through Trading Companies are included in expense on the Statement of Operations. The Series are all charged management and incentive fees on the asset allocated through the Galaxy Plus entities. Those fees are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. The Series are also charged management and incentive fees on assets allocated to swaps. Such fees are embedded in the fair value of the swap and are included in net unrealized gain (loss) on swap contracts on the Statement of Operations.

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

Each Series is charged service fees as outlined above. In some cases, amounts paid to selling agents might be less than the amount charged to the Series. When this occurs, the service fee is rebated back to the investor in the form of additional units. During 2017 and 2018, the Series were not allowed to issue additional units. The Managing Owner has determined that the purchase of additional units of the relevant Series will commence in 2019 when the Series are allowed to sell shares again. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $497,326 as of December 31, 2018.

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

Recently Adopted Accounting Pronouncements—In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. In general, the amendments in ASU 2018-13 are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt the removed or modified disclosures upon the issuance of ASU 2018-13 and may delay adoption of the additional disclosures, which are required for public companies only, until their effective date. Management is currently evaluating the impacts ASU 2018-13 will have on the financial statements

Subsequent Events—The Trust follows the provisions of ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date and up through the date the financial statements are issued. Refer to Note 10.

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

Swap Contracts. Certain Series of the Trust strategically invest a portion or all of their assets in total return swaps, selected at the direction of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more investment products or indices. In a typical swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or "swapped" between parties are calculated with respect to a "notional amount" (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a "basket" of securities. Swap contracts are reported at fair value upon daily reports from the counterparty. In addition, a third party takes the inputs from the counterparty, makes certain adjustments, and runs it through their pricing model to come up with their daily price. The fair value measurements of the swap contracts are valued using unadjusted inputs that were not internally developed.  The Managing Owner reviews and compares approved current day pricing of the CTA positions, as received from the counterparty which includes intra-day volatility and volume and daily index performance, as well as from the third party. Differences in prices exceeding 5% are investigated. Unexplainable differences are escalated to the Managing Owner's Valuation Committee for evaluation and resolution.  The Swap Contracts are reported at fair value using Level 3 inputs.

Investments in Private Investment Companies. Investments in private investment companies are valued utilizing the net asset values provided by the underlying private investment companies as a practical expedient. Each Series applies the practical expedient to its investments in private investment companies on an investment-by-investment basis, and consistently with the Series’ entire position in a particular investment, unless it is probable that the Series will sell a portion of an investment at an amount different from the net asset value of the investment.  The private investment companies are excluded from the fair value hierarchy table below.

The following table summarizes the instruments that comprise the Trust’s financial asset portfolio, in aggregate, measured at fair value on a recurring basis as of December 31, 2018 and 2017, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

December 31, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$(400,796)	$2,607	$—	$(398,189)
Swap Contracts	—	—	20,149,868	20,149,868
U.S. Treasury Securities	5,684,327	—	—	5,684,327

December 31, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Open Trade Equity (Deficit)	$1,145,940	$422,474	$—	$1,568,414
Swap Contracts	—	—	21,208,838	21,208,838
U.S. Treasury Securities	10,887,786	—	—	10,887,786

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the statements of operations.

Swaps
For the Year ended December 31, 2018

Balance of recurring Level 3 assets as of January 1, 2018	21,208,838
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	2,041,029
Proceeds from collateral reduction	(3,099,999)
Purchase of investments	—
Sale of investments	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of December 31, 2018	20,149,868

For the Year ended December 31, 2017

Balance of recurring Level 3 assets as of January 1, 2017	$40,189,178
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	(402,290)
Proceeds from collateral reduction	(18,578,050)
Purchase of investments	—
Sale of investments	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of December 31, 2017	$21,208,838

The Trust assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Trust’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the years ended December 31, 2018 and 2017, the Trust did not transfer any assets between Levels 1, 2 and 3.

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2018:

Swaps	$2,041,028

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

The Trust’s investment in swaps will likely differ substantially over time due to cash flows, portfolio management decisions and market movements. The swaps serve to diversify the investment holdings of the Trust and to provide access to programs and advisors that would not be otherwise available to the Trust and are not used for hedging purposes.

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of December 31, 2018 and 2017, approximately 1.6% or $1,180,900 and 3.8% or $4,284,450, respectively, of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain swaps and is recorded as swap contracts, at fair value on the Statements of Financial Condition of the Trust. This cash held with the counterparty is not restricted.

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

To help to reduce counterparty risk on the Series, the Managing Owner has the right to reduce the Series’ exposure and remove cash from the Series’ total return swaps with Deutsche Bank AG. This cash holding shall be in excess of $250,000 and may not exceed 40% of the Index exposure in total. Index exposure is defined as the total notional amount plus any profit. The Series are charged interest on this cash holding and any amount removed will be offset against the final settlement value of the swap. As of December 31, 2018, the XXXIV Balanced select swap, the XXXV Diversified select swap, the XXXVII Long/Short select swap and Brevan Howard Swap, had $6,176,555, $4,000,000, $115,000, and $1,900,000, respectively, in cash holdings as shown in the Series’ Statements of Financial Conditions under advance on unrealized swap appreciation, which relates to the Trading Companies’ total return swaps with Deutsche Bank AG

The Trust had invested in the following swaps as of and for the year ended December 31, 2018:

	XXXIV Balanced select swap	XXXV Diversified select swap	XXXVII L/S select swap	Brevan Howard
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$7,420,403	$1,761,834	$653,610	$2,072,056
Termination Date	7/31/2023	7/31/2023	7/31/2023	3/27/2023
Cash Collateral	$86,000	$86,000	$29,950	$978,950
Swap Value	$10,708,908	$5,834,414	$449,152	$1,976,494
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	$1,453,948	$643,941	$82,063	($138,924)
Fair Value as of December 31, 2018	$10,794,908	$5,920,414	$479,102	$2,955,444
Advance on swap appreciation	($6,176,555)	($4,000,000)	($115,000)	($1,900,000)

The Trust had invested in the following swaps as of and for the year ended December 31, 2017:

	XXXIV Balanced select swap	XXXV Diversified select swap	XXXVII L/S select swap	Brevan Howard
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$13,373,629	$4,651,155	$653,610	$2,072,056
Termination Date	8/2/2018	8/2/2018	8/7/2018	3/26/2018
Cash Collateral	$2,086,000	$1,186,000	$29,950	$982,500
Swap Value	$9,254,959	$5,190,472	$367,089	$2,111,867
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	($84,491)	($47,375)	$26,621	($297,047)
Fair Value as of December 31, 2017	$11,340,959	$6,376,472	$397,039	$3,094,367
Advance on swap appreciation	($4,926,555)	($2,500,000)	($115,000)	($1,900,000)

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

Expenses

Management Fees—Each Series of Units pays to the Managing Owner a monthly management fee equal to a percentage of the notional assets of such Series allocated to Trading Companies, calculated on a daily basis. The percentage basis of the fees varies and are in line with the amounts being disclosed below. In addition, the Managing Owner receives a monthly management equal to a certain percentage of the assets in the Galaxy Plus entities attributable to such Series’ (including notional assets), calculated on a monthly basis. The management fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. The total amount of assets of a Series allocated to Trading Advisors and/or reference programs, including (i) actual funds deposited in accounts directed by the Trading Advisors or deposited as margin in respect of swaps or other derivative instruments referencing a reference program plus (ii) any notional equity allocated to the Trading Advisors and any reference programs, is referred to herein as the “notional assets” of the Series. The annual rate of the management fee is: 0.5%  for the Frontier Balanced Fund Class 1 and Class 2, 1.0% for the Frontier Balanced Fund Class 1AP, Class 2a and Class 3a, 2.0% for the Frontier Winton Fund, Frontier Long/Short Commodity Fund Class 1a, Class 2a and Class 3a and Frontier Masters Fund, 0.75% for Frontier Diversified Fund, 2.5% for the Frontier Heritage Fund and Frontier Select Fund, and 3.5% for the Frontier Long/Short Commodity Fund Class 2 and Class 3. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) and/or waive (up to the percentage specified) any such management fee to the extent any related management fee is paid by a trading company or estimated management fee is embedded in a swap or other derivative instrument. Any management fee embedded in a swap or other derivative instrument may be greater or less than the management fee that would otherwise be charged to the Series by the Managing Owner. As of the date of this report, for a Series that has invested in a swap, the Managing Owner or Trading Advisor(s) do not receive any management fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. As of December 31, 2018 and 2017, the range of management fees embedded based on fair value of swaps in (i) swaps owned by Frontier Diversified Fund was 1.00% per annum, (ii) swaps owned by Frontier Balanced Fund was 1.00% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 1.50% per annum, and (iv) swaps owned by Frontier Heritage Fund was 1.00% per annum, and the Managing Owner has waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded management fee was accrued on the relevant notional amount of the swap.

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

Incentive Fees— Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated in the Trading Companies by such Series, monthly or quarterly. In addition, the Managing Owner receives a quarterly incentive fee of a certain percentage of new net trading profits generated in the Galaxy Plus entities that have been allocated to the Series. The incentive fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. Because the Frontier Balanced Fund, Frontier Diversified Fund, Frontier Masters Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Long/Short Commodity Fund may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Frontier Balanced Fund and the Frontier Diversified Fund and 20% for the Frontier Winton Fund, Frontier Heritage Fund, Frontier Select Fund, Frontier Long/Short Commodity Fund and Frontier Masters Fund. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series. As of the date of this report, for a Series that has invested in a swap, the Managing Owner or Trading Advisor(s) do not receive any incentive fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. As of December 31, 2018 and 2017, the range of incentive fees as a percentage of net new trading profits on swaps embedded in (i) swaps owned by Frontier Diversified Fund was 20-25% per annum, (ii) swaps owned by Frontier Balanced Fund was 20-25% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 25% per annum, and (iv) swaps owned by Frontier Heritage Fund was 15% per annum, and the Managing Owner has waived the entire incentive fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded incentive fee was accrued based on the net new trading profits of the swap.

Service Fees—In addition, with respect to Class 1 and Class 1a Units of each Series of the Trust, as applicable, the Series pays monthly or quarterly to the Managing Owner a service fee of up to 3% and 2% annually, for the closed Series and open Series, respectively, which the Managing Owner pays to selling agents of the Trust. With respect to Class 2 Units of each Series of the Trust, as applicable, the Series pays monthly or quarterly to the Managing Owner a service fee of up to 0.25% annually, for the closed Series and open Series, respectively, which the Managing Owner pays to selling agents of the Trust

As of December 31, 2018, the Trust had a payable to the Managing Owner in the amounts of $10,897, $78,045, $10,852, $222,241, and $96,152 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

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

For the year ended December 31, 2018, the Managing Owner earned $137,543, $838,497, $1,604,307 and $3,040,016 for incentive fees, management fees, service fees, and trading fees, respectively.

For the year ended December 31, 2017, the Managing Owner earned ($147,256), $1,516,571, $2,513,028 and $5,247,342 for incentive fees, management fees, service fees, and trading fees, respectively.

For the year ended December 31, 2016, the Managing Owner earned $2,980,696, $3,235,153, $3,586,271 and $3,613,634 for incentive fees, management fees, service fees, and trading fees, respectively.

With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed therefore by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk and enjoys the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months. For the years ended December 31, 2018, 2017 and 2016 amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees were none, $31,887, and $87, respectively.

Aggregate interest income from all sources, including U.S. Treasury Securities assets net of premiums and cash held at clearing brokers, of up to the first 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Winton Fund, Frontier Select Fund, and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a and Class 3a), Frontier Masters Fund, and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 100% of the interest is retained by the respective Series. During the years ended December 31, 2018, 2017 and 2016, the Trust paid $221,534, $1,285,834, and $1,347,984, respectively of such interest income to the Managing Owner. Such amounts are not included in the consolidated statements of operations of the Trust. All other interest income is recorded by the Trust on the consolidated statements of operations.

The Series’ administrator is Gemini Hedge Fund Services, LLC.  Gemini Hedge Fund Services, LLC is an affiliate of the Sponsor.  In April 2018, the administrator made a payment to the Frontier Winton Fund in the aggregate amount of $69,782 to reimburse the Series for overpaid redemptions to investors that exited the Series at an elevated NAV and thus harmed the Series. The reimbursement was recorded in the Statements of Changes in Owners’ Capital as Payment Made by Related party.

The Series’ transfer agency provider is Gemini Fund Services, LLC.  Gemini Fund Services, LLC is an affiliate of the Sponsor.

7. Financial Highlights

The following information presents the financial highlights of the Trust for the years ended December 31, 2018, 2017 and 2016. This data has been derived from the information presented in the consolidated financial statements.

	2018	2017	2016

Ratios to average net assets (1)
Net investment gain/(loss) (1)	-6.27%	-5.44%	-5.50%
Expenses before incentive fees (3)	-6.37%	5.68%	4.48%
Expenses after incentive fees (3)	-6.52%	5.60%	5.75%

Total return before incentive fees (2)	-16.86%	1.20%	3.62%
Total return after incentive fees (2)	-17.01%	1.29%	2.35%

(1)	Annualized with the exception of incentive fees.
(2)	Total returns are not annualized.
(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Consolidated Statements of Operations of the Trust. See footnote 5.

The Trust financial highlights are calculated based upon the Trust’s consolidated financial statements. The consolidated Trust does not issue units and therefore the financial highlights do not disclose any unitized data.

8. Derivative Instruments and Hedging Activities

The Trust’s primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trust does not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trust’s derivatives by instrument types as of December 31, 2018 and 2017 is included in the Consolidated Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trust’s positions in swap contracts. There are embedded management fees in transacting these swaps ranging from 1% to 1.5% based on fair value of swaps and the embedded incentive fees ranging from 15% to 25% based on net new trading profits on swaps.

For the years ended December 31, 2018, 2017 and 2016, the monthly average of futures, forwards and options contracts bought was approximately 2,684, 7,078 and 6,617, respectively and sold was approximately 2,482, 7,179,  and 6,576, respectively.

The following tables summarize the trading revenues for the years ended December 31, 2018, 2017 and 2016 by contract type:

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended December 31, 2018

Type of contract

Agriculturals	$147,573
Currencies	(1,078,576)
Energies	1,399,946
Interest rates	54,450
Metals	752,938
Stock indices	(594,823)
Realized trading income/(loss)(1)	$681,508

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

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2018

Type of contract

Agriculturals	$(83,504)
Currencies	(682,645)
Energies	(642,839)
Interest rates	494,997
Metals	(1,035,591)
Stock indices	(195,081)
Change in unrealized trading income/(loss)(1)	$(2,144,664)

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

The following tables present gross and net information about the Trust’s assets and liabilities subject the master netting arrangements as disclosed on the consolidated statements of financial condition as of December 31, 2018 and 2017:

As of December 31, 2018
	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial	Net Amounts Presented in the Statements of Financial Condition

Open Trade Equity/(Deficit)	$3,244,057	$(3,642,246)	$(398,189)
Swap Contracts	20,149,868	—	20,149,868

As of December 31, 2017
	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Consolidated Statements of Financial Condition	Net Amounts Presented in the Consolidated Statements of Financial Condition

Open Trade Equity/(Deficit)	$2,758,014	$(1,189,600)	$1,568,414
Swap Contracts	21,208,838	—	21,208,838

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

9. Indemnifications and Guarantees

The Trust has entered into agreements, which provide for the indemnification of futures clearing brokers, and commodity trading advisers, among others, against losses, costs, claims and liabilities arising from the performance of their individual obligations under such agreements, except for gross negligence, bad faith or willful misconduct. The Trust has had no prior claims or payments pursuant to these agreements. The Trust’s individual maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred. However, based on experience the Trust expects the risk of loss to be remote. Maximum exposure is unfulfilled obligations of the Trust up to the amount of equity at risk Morgan Stanley & Co. LLC. The Trust has not recorded any liability for the guarantees in the accompanying financial statements as it expects any possibility of losses to be remote. The Trust has not recorded any liability for the indemnifications in the accompanying financial statements as it expects any possibility of losses to be remote.

10. Subsequent Events

As of January 31, 2019 and February 13, 2019, respectively, Winton Capital Management Limited and Quantmetrics Capital Management LLP are no longer serving as trading advisors.

Effective February 2, 2019, the Frontier Winton Fund was renamed the Frontier Global Fund.

 Independent Auditor’s Report

To the Executive Committee of the Frontier Funds

Report on the Financial Statements

We have audited the accompanying financial statements of Frontier Trading Company I, LLC, Frontier Trading Company II, LLC, Frontier Trading Company XXXIV, LLC, Frontier Trading Company XXXV, LLC, Frontier Trading Company XXXVII, LLC, Frontier Trading Company XXXVIII, LLC, and Frontier Trading Company XXXIX, LLC (collectively, the Trading Companies), which comprise the statements of financial condition, including the condensed schedules of investments, as of December 31, 2018 and 2017, the related statements of operations, changes in members’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the financial statements (collectively, the financial statements).

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trading Companies as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

/s/ RSM US LLP

Denver, Colorado

April 26, 2019

The Trading Companies of the Frontier Fund
Statements of Financial Condition
December 31, 2018 and 2017

	Frontier Trading		Frontier Trading
	Company I, LLC		Company II, LLC
	12/31/2018	12/31/2017	12/31/2018	12/31/2017

ASSETS

Receivable from futures commission merchants	$2,683,299	$7,458,096	$8,572,549	$13,126,506
Open trade equity, at fair value	220,659	178,552	—	1,389,862
Total Assets	$2,903,958	$7,636,648	$8,572,549	$14,516,368

LIABILITIES & MEMBERS’ EQUITY

LIABILITIES
Risk analysis fee payable	$9,127	$8,886	$18,435	$16,690
Open trade deficit, at fair value	—	—	618,848	—
Total Liabilities	9,127	8,886	637,283	16,690
MEMBERS’ EQUITY (Net Asset Value)	2,894,831	7,627,762	7,935,266	14,499,678
Total Liabilities and Members’ Equity	$2,903,958	$7,636,648	$8,572,549	$14,516,368

	Frontier Trading		Frontier Trading		Frontier Trading
	Company XXXIV LLC		Company XXXV LLC		Company XXXVII LLC
	12/31/2018	12/31/2017	12/31/2018	12/31/2017	12/31/2018	12/31/2017

ASSETS

Swap contracts, at fair value	$10,794,908	$11,340,959	$5,920,414	$6,376,472	$479,102	$397,039
Total Assets	$10,794,908	$11,340,959	$5,920,414	$6,376,472	$479,102	$397,039

LIABILITIES & MEMBERS’ EQUITY

LIABILITIES
Advance on unrealized swap appreciations	$6,176,555	$4,926,555	$4,000,000	$2,500,000	$115,000	$115,000
Total Liabilities	6,176,555	4,926,555	4,000,000	2,500,000	115,000	115,000
MEMBERS’ EQUITY (Net Asset Value)	4,618,353	6,414,404	1,920,414	3,876,472	364,102	282,039
Total Liabilities and Members’ Equity	$10,794,908	$11,340,959	$5,920,414	$6,376,472	$479,102	$397,039

	Frontier Trading		Frontier Trading
	Company XXXVIII LLC		Company XXXIX LLC
	12/31/2018	12/31/2017	12/31/2018	12/31/2017

ASSETS

Investments in private investment companies, at fair value	$817,048	$2,151,869	$—	$—
Swap contracts, at fair value	—	—	2,955,444	3,094,367
Total Assets	$817,048	$2,151,869	$2,955,444	$3,094,367

LIABILITIES & MEMBERS’ EQUITY

LIABILITIES
Advance on unrealized swap appreciations	$—	$—	$1,900,000	$1,900,000
Total Liabilities	—	—	1,900,000	1,900,000

MEMBERS’ EQUITY (Net Asset Value)	817,048	2,151,869	1,055,444	1,194,367
Total Liabilities and Members’ Equity	$817,048	$2,151,869	$2,955,444	$3,094,367

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Funds
Condensed Schedules of Investments
December 31, 2018

	Frontier Trading		Frontier Trading		Frontier Trading
	Company I LLC		Company II LLC		Company XXXVIII LLC
		% of Total Capital		% of Total Capital		% of Total Capital
Description	Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)
LONG FUTURES CONTRACTS *
Various agriculture futures contracts (Europe)	$(1,472)	-0.05%	$157	0.00%	$—	0.00%
Various agriculture futures contracts (U.S.)	8,490	0.29%	1,020	0.01%	—	0.00%
Various base metals futures contracts (U.S.)	(31,117)	-1.07%	(398,268)	-5.02%	—	0.00%
Various currency futures contracts (Latin America)	—	0.00%	42,160	0.53%	—	0.00%
Natural Gas Future Feb 2019	—	0.00%	(408,970)	-5.15%	—	0.00%
Other energy futures contracts (U.S.)	—	0.00%	(228,961)	-2.89%	—	0.00%
Total various energy futures contracts (U.S.)	(5,390)	-0.19%	(637,931)	-8.04%	—	0.00%
Various interest rates futures contracts (Canada)	7,402	0.26%	6,085	0.08%	—	0.00%
Various interest rates futures contracts (Europe)	116,653	4.03%	244,164	3.08%	—	0.00%
Various interest rates futures contracts (Far East)	17,226	0.60%	18,866	0.24%	—	0.00%
Various interest rates futures contracts (Oceanic)	48,083	1.66%	30,187	0.38%	—	0.00%
Various interest rates futures contracts (U.S.)	1,094	0.04%	43,156	0.54%	—	0.00%
Various precious metal futures contracts (U.S.)	—	0.00%	14,730	0.19%	—	0.00%
Various soft futures contracts (U.S.)	(2,025)	-0.07%	(18,680)	-0.24%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	(18,456)	-0.23%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	(23,446)	-0.30%	—	0.00%
Various stock index futures contracts (Oceanic)	—	0.00%	1,338	0.02%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	(75,392)	-0.95%	—	0.00%
Total Long Futures Contracts	$158,944	5.49%	$(770,310)	-17.75%	$—	0.00%
SHORT FUTURES CONTRACTS *
Various agriculture futures contracts (Canada)	9,613	0.33%	204	0.00%	—	0.00%
Various agriculture futures contracts (Europe)	—	0.00%	400	0.01%	—	0.00%
Various agriculture futures contracts (U.S.)	6,120	0.21%	75,123	0.95%	—	0.00%
Various base metals futures contracts (U.S.)	28,880	1.00%	118,641	1.50%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	(63,875)	-0.80%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	(180,813)	-2.28%	—	0.00%
Various currency futures contracts (Oceanic)	—	0.00%	33,405	0.42%	—	0.00%
Various energy futures contracts (U.S.)	(600)	-0.02%	425,652	5.36%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	(79,801)	-1.01%	—	0.00%
Various interest rates futures contracts (Oceanic)	—	0.00%	(309)	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	(35,688)	-0.45%	—	0.00%
Various precious metal futures contracts (U.S.)	(1,305)	-0.05%	(224,995)	-2.84%	—	0.00%
Various soft futures contracts (U.S.)	25,227	0.87%	(2,936)	-0.04%	—	0.00%
Various stock index futures contracts (Africa)	—	0.00%	(1,220)	-0.02%	—	0.00%
Various stock index futures contracts (Canada)	3,027	0.10%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	12,826	0.44%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	283	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	128	0.00%	62,583	0.79%	—	0.00%
Total Short Futures Contracts	$83,916	2.90%	$126,654	1.60%	$—	0.00%
CURRENCY FORWARDS *
Various currency forwards contracts (NA)	$(22,201)	-0.77%	$24,808	0.31%	$—	0.00%
Total Currency Forwards	$(22,201)	-0.77%	$24,808	0.31%	$—	0.00%
Total Open Trade Equity (Deficit)	$220,659	7.62%	$(618,848)	-15.84%	$—	0.00%
PRIVATE INVESTMENT COMPANIES
Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	—	0.00%	—	0.00%	817,048	100.00%
Total Private Investment Companies	$—	0.00%	$—	0.00%	$817,048	100.00%

	Frontier Trading Company XXXIV LLC		Frontier Trading Company XXXV LLC		Frontier Trading Company XXXVII LLC		Frontier Trading Company XXXIX LLC
	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
SWAPS
Frontier XXXIV Balanced select swap (U.S.)	$10,794,908	233.74%	$—	0.00%	$—	0.00%	$—	0.00%
Frontier XXXVII L/S select swap (U.S.)	—	0.00%		0.00%	479,102	131.58%	—	0.00%
Frontier XXXIX Heritage select swap (U.S.)	—	0.00%		0.00%		0.00%	2,955,444	280.02%
Frontier XXXV Diversified select swap (U.S.)	—	0.00%	5,920,414	308.29%	—	0.00%	—	0.00%
	$10,794,908	233.74%	$5,920,414	308.29%	$479,102	131.58%	$2,955,444	280.02%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these consolidated financial statements.

The Trading Companies of the Frontier Funds
Condensed Schedules of Investments
December 31, 2017

	Frontier Trading		Frontier Trading		Frontier Trading
	Company I LLC		Company II LLC		Company XXXVIII LLC
		% of Total Capital		% of Total Capital		% of Total Capital
Description	Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$61,371	0.80%	$1,027,451	7.09%	$—	0.00%
Various currency futures contracts (Canada)	—	0.00%	18,470	0.13%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	27,263	0.19%	—	0.00%
Various currency futures contracts (Oceanic)	—	0.00%	20,670	0.14%	—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	(52,460)	-0.36%	—	0.00%
Various energy futures contracts (U.S.)	96,294	1.26%	417,319	2.88%	—	0.00%
Various energy futures contracts (Europe)	—	0.00%	(11,873)	-0.08%	—	0.00%
Various interest rates futures contracts (Europe)	3,733	0.05%	(121,959)	-0.84%	—	0.00%
Various interest rates futures contracts (Far East)	(1,776)	-0.02%	(2,980)	-0.02%	—	0.00%
Various interest rates futures contracts (Oceanic)	(15,653)	-0.21%	(7,727)	-0.05%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	(25,875)	-0.18%	—	0.00%
Various precious metal futures contracts (U.S.)	—	0.00%	18,190	0.13%	—	0.00%
Various soft futures contract (Europe)	—	0.00%	(372)	0.00%	—	0.00%
Various soft futures contract (U.S.)	31,613	0.41%	24,008	0.17%	—	0.00%
Various stock index futures contracts (Africa)	—	0.00%	4,465	0.03%	—	0.00%
Various stock index futures contracts (Canada)	4,274	0.06%	1,331	0.01%	—	0.00%
Various stock index futures contracts (Europe)	(237)	0.00%	(104,401)	-0.72%	—	0.00%
Various stock index futures contracts (Far East)	5,757	0.08%	90,646	0.63%	—	0.00%
Various stock index futures contracts (Oceanic)	(1,525)	-0.02%	4,340	0.03%	—	0.00%
Various stock index futures contracts (U.S.)	604	0.01%	196,624	1.36%	—	0.00%
Total Long Futures Contracts	$184,455	2.41%	$1,523,129	10.50%	$—	0.00%
SHORT FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	(66,901)	-0.88%	(344,369)	-2.38%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	(89,175)	-0.62%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	(50,066)	-0.35%	—	0.00%
Various currency futures contracts (U.S.)	40,897	0.54%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	(28,561)	-0.37%	(48,610)	-0.34%	—	0.00%
Various interest rates futures contracts (Canada)	(5,167)	-0.07%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	(6,824)	-0.05%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	728	0.01%	—	0.00%
Various interest rates futures contracts (Oceanic)	1,509	0.02%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	104,111	0.72%	—	0.00%
Various precious metal futures contracts (U.S.)	(12,435)	-0.16%	(141,150)	-0.97%	—	0.00%
Various soft futures contract (U.S.)	18,277	0.24%	75,299	0.52%	—	0.00%
Various soft futures contracts (Europe)	12,909	0.17%	23,011	0.16%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	(45,128)	-0.31%	—	0.00%
Total Short Futures Contracts	$(39,472)	-0.52%	$(522,172)	-3.60%	$—	0.00%
CURRENCY FORWARDS *
Various currency forwards contracts (NA)	$33,569	0.44%	$388,905	2.68%	$—	0.00%
Total Currency Forwards	$33,569	0.44%	$388,905	2.68%	$—	0.00%
Total Open Trade Equity (Deficit)	$178,552	2.33%	$1,389,862	9.59%	$—	0.00%
PRIVATE INVESTMENT COMPANIES
Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	—	0.00%	—	0.00%	2,151,869	100.00%
Total Private Investment Companies	$—	0.00%	$—	0.00%	$2,151,869	100.00%

	Frontier Trading		Frontier Trading		Frontier Trading		Frontier Trading
	Company XXXIV LLC		Company XXXV LLC		Company XXXVII LLC		Company XXXIX LLC
		% of Total Capital		% of Total Capital		% of Total Capital		% of Total Capital
	Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)
SWAPS
Frontier XXXIV Balanced select swap (U.S.)	$11,340,959	176.80%	$—	0.00%	$—	0.00%	$—	0.00%
Frontier XXXVII L/S select swap (U.S.)	—	0.00%		0.00%	397,039	140.77%	—	0.00%
Frontier XXXIX Heritage select swap (U.S.)	—	0.00%		0.00%		0.00%	3,094,367	259.08%
Frontier XXXV Diversified select swap (U.S.)	—	0.00%	6,376,472	164.49%	—	0.00%	—	0.00%
	$11,340,959	176.80%	$6,376,472	164.49%	$397,039	140.77%	$3,094,367	259.08%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these consolidated financial statements.

The Trading Companies of the Frontier Fund

Statements of Operations

For The Years Ended December 31, 2018, 2017 and 2016

	Frontier Trading			Frontier Trading			Frontier Trading
	Company I, LLC			Company II, LLC			Company VII, LLC (1)
	12/31/2018	12/31/2017	12/31/2016	12/31/2018	12/31/2017	12/31/2016	12/31/2018	12/31/2017	12/31/2016
Investment Income:
Interest-net	$36,492	$24,699	$(909)	$113,109	$55,833	$8,302	$—	$—	$1,819

Total Income	36,492	24,699	(909)	113,109	55,833	8,302	—	—	1,819

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures, forwards, and options	(376,937)	(381,912)	4,710,217	1,058,445	4,333,686	618,478	—	—	(1,479,588)
Net change in open trade equity	14,335	(60,058)	(518,190)	(2,158,999)	418,160	521,236	—	—	6,482,648
Net unrealized gain/(loss) on option / swap contracts	—	—	261,320	—	—	—	—	—	(45,277)
Risk analysis fees	(6,688)	(10,265)	(4,806)	(77,092)	(122,576)	(70,193)	—	—	—
Trading commissions	(61,387)	(68,711)	(593,636)	(42,252)	(73,882)	(86,425)	—	—	(259,227)

Net gain/(loss) on investments	(430,677)	(520,946)	3,854,905	(1,219,898)	4,555,388	983,096	—	—	4,698,556

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY
RESULTING FROM OPERATIONS	$(394,185)	$(496,247)	$3,853,996	$(1,106,789)	$4,611,221	$991,398	$—	$—	$4,700,375

	Frontier Trading			Frontier Trading			Frontier Trading
	Company XIV, LLC (2)			Company XV, LLC (5)			Company XXIII, LLC (3)
	12/31/2018	12/31/2017	12/31/2016	12/31/2018	12/31/2017	12/31/2016	12/31/2018	12/31/2017	12/31/2016
Investment Income:
Interest-net	$—	$—	$1,437	$—	$—	$1,591	—	$—	$(7,014)

Total Income	—	—	1,437	—	—	1,591	—	—	(7,014)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures, forwards, and options	—	—	1,119,495	—	(147,494)	2,092,044	—	—	2,026,555
Net change in open trade equity	—	—	(34,485)	—	(642,494)	200,590	—	—	27,706
Risk analysis fees	—	—	—	—	(9,683)	(14,228)	—	—	—
Trading commissions	—	—	(39,648)	—	(41,998)	(130,601)	—	—	(95,575)

Net gain/(loss) on investments	—	—	1,045,362	—	(841,669)	2,147,805	—	—	1,958,686

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY
RESULTING FROM OPERATIONS	$—	$—	$1,046,799	$—	$(841,669)	$2,149,396	$—	$—	$1,951,672

	Frontier Trading			Frontier Trading			Frontier Trading
	Company XXIX, LLC (4)			Company XXXIV, LLC			Company XXXV, LLC
	12/31/2018	12/31/2017	12/31/2016	12/31/2018	12/31/2017	12/31/2016	12/31/2018	12/31/2017	12/31/2016
Investment Income:
Interest-net	$—	$—	$235	$—	$—	$—	$—	$—	$—

Total Income	—	—	235	—	—	—	—	—	—

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures, forwards, and options	—	—	143,083	—	—	—	—	—	—
Net realized gain/(loss) on swap contracts	—	—	—	—	—	—	—	—	—
Net change in open trade equity	—	—	(4,750)	—	—	—	—	—	—
Net unrealized gain/(loss) on option / swap contracts	—	—	—	1,453,948	(84,491)	(218,073)	643,941	(47,375)	(48,003)
Trading commissions	—	—	(4,144)	—	—	—	—	—	—

Net gain/(loss) on investments	—	—	134,189	1,453,948	(84,491)	(218,073)	643,941	(47,375)	(48,003)

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY
RESULTING FROM OPERATIONS	$—	$—	$134,424	$1,453,948	$(84,491)	$(218,073)	$643,941	$(47,375)	$(48,003)

	Frontier Trading			Frontier Trading			Frontier Trading
	Company XXXVII, LLC			Company XXXVIII, LLC			Company XXXIX, LLC
	12/31/2018	12/31/2017	12/31/2016	12/31/2018	12/31/2017	12/31/2016	12/31/2018	12/31/2017	12/31/2016
Investment Income:
Interest-net	$—	$—	$—	$—	$—	$790	$—	$—	$—

Total Income	—	—	—	—	—	790	—	—	—

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures, forwards, and options	—	—	—	—	—	(4,641,720)	—	—	—
Net change in open trade equity	—	—	—	—	—	(79,619)	—	—	—
Net unrealized gain/(loss) on option / swap contracts	82,063	26,621	(111,959)	—	—	—	(138,923)	(297,047)	438,145
Net unrealized gain/(loss) on private investment companies	—	—	—	(395,405)	(2,202,627)	2,384,103	—	—	—
Net realized gain/(loss) on private investment companies	—	—	—	(39,550)	1,238,449	—	—	—	—
Trading commissions	—	—	—	—	—	(76,901)	—	—	(7,000)

Net gain/(loss) on investments	82,063	26,621	(111,959)	(434,955)	(964,178)	(2,414,137)	(138,923)	(297,047)	431,145

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY
RESULTING FROM OPERATIONS	$82,063	$26,621	$(111,959)	(434,955)	$(964,178)	$(2,413,347)	$(138,923)	$(297,047)	$431,145

(1)	Trading Company VII ceased trading operations April 28, 2016
(2)	Trading Company XIV ceased trading operations April 21, 2016
(3)	Trading Company XXIII ceased trading operations July 22, 2016
(4)	Trading Company XXIX ceased trading operations January 29, 2016
(5)	Trading Company XV ceased trading operations May 9, 2017

The accompanying notes are an integral part of these consolidated financial statements.

The Trading Companies of the Frontier Fund

Statements of Changes in Members’ Equity

For the Years Ended December 31, 2018, 2017 and 2016

	Frontier Trading	Frontier Trading	Frontier Trading
	Company I LLC	Company II LLC	Company VII, LLC (1)
Members’ Equity, December 31, 2015	$23,146,747	$13,344,366	$8,002,462

Capital Contributed	175,068,296	173,832,267	20,283,579
Capital Distributed	(195,185,435)	(168,961,025)	(32,986,416)
Net Increase (decrease) in Members’ Equity Resulting From Operations	3,853,996	991,398	4,700,375

Members’ Equity, December 31, 2016	6,883,604	19,207,006	—

Capital Contributed	5,974,621	9,248,169	—
Capital Distributed	(4,734,216)	(18,566,718)	—
Net Increase (decrease) in Members’ Equity Resulting From Operations	(496,247)	4,611,221	—

Members’ Equity, December 31, 2017	7,627,762	14,499,678	—

Capital Contributed	2,082,191	9,976,074	—
Capital Distributed	(6,420,937)	(15,433,697)	—
Net Increase (decrease) in Members’ Equity Resulting From Operations	(394,185)	$(1,106,789)	—

Members’ Equity, December 31, 2018	$2,894,831	$7,935,266	$—

	Frontier Trading	Frontier Trading	Frontier Trading
	Company XIV, LLC (2)	Company XV, LLC	Company XXIII, LLC (3)
Members’ Equity, December 31, 2015	$3,443,911	$13,743,337	$3,066,085

Capital Contributed	3,205,916	7,771,910	8,295,740
Capital Distributed	(7,696,626)	(14,817,369)	(13,313,497)
Net Increase (decrease) in Members’ Equity Resulting From Operations	1,046,799	2,149,396	1,951,672

Members’ Equity, December 31, 2016	—	8,847,274	—

Capital Contributed	—	—	—
Capital Distributed	—	(8,005,604)	—
Net Increase (decrease) in Members’ Equity Resulting From Operations	—	(841,669)	—

Members’ Equity, December 31, 2017	—	—	—

Capital Contributed	—	—	—
Capital Distributed	—	—	—
Net Increase (decrease) in Members’ Equity Resulting From Operations	—	—	—

Members’ Equity, December 31, 2018	$—	$—	$—

	Frontier Trading	Frontier Trading	Frontier Trading
	Company XXIX, LLC (4)	Company XXXIV, LLC	Company XXXV, LLC
Members’ Equity, December 31, 2015	$1,019,646	$19,157,522	$8,685,850

Capital Contributed	2,207,000	—	—
Capital Distributed	(3,361,070)	(4,926,555)	(2,500,000)
Net Increase (decrease) in Members’ Equity Resulting From Operations	134,424	(218,072)	(48,003)

Members’ Equity, December 31, 2016	—	14,012,895	6,137,847

Capital Contributed
Capital Distributed	—	(7,514,000)	(2,214,000)
Net Increase (decrease) in Members’ Equity Resulting From Operations	—	(84,491)	(47,375)

Members’ Equity, December 31, 2017	—	6,414,404	3,876,472

Capital Contributed	—	—	—
Capital Distributed	—	(3,249,999)	(2,599,999)
Net Increase (decrease) in Members’ Equity Resulting From Operations	—	1,453,948	643,941

Members’ Equity, December 31, 2018	$—	$4,618,353	$1,920,414

	Frontier Trading	Frontier Trading	Frontier Trading
	Company XXXVII, LLC	Company XXXVIII, LLC	Company XXXIX, LLC
Members’ Equity, December 31, 2015	$4,332,427	$2,974,695	$7,960,269

Capital Contributed	—	17,027,822	—
Capital Distributed	(115,000)	(6,405,067)	(1,900,000)
Net Increase (decrease) in Members’ Equity Resulting From Operations	(111,959)	(2,413,347)	431,145

Members’ Equity, December 31, 2016	4,105,468	11,184,103	6,491,414

Capital Contributed	—	3,695,073	—
Capital Distributed	(3,850,050)	(11,763,129)	(5,000,000)
Net Increase (decrease) in Members’ Equity Resulting From Operations	26,621	(964,178)	(297,047)

Members’ Equity, December 31, 2017	282,039	2,151,869	1,194,367

Capital Contributed	—	3,650,000	—
Capital Distributed	—	(4,549,865)	—
Net Increase (decrease) in Members’ Equity Resulting From Operations	82,063	(434,955)	(138,923)

Members’ Equity, December 31, 2018	$364,102	$817,048	$1,055,444

The accompanying notes are an integral part of these consolidated financial statements.

The Trading Companies of the Frontier Fund

Statements of Cash Flows

For the Years Ended December 31, 2018, 2017 and 2016

	Frontier Trading			Frontier Trading			Frontier Trading
	Company I, LLC			Company II, LLC			Company VII, LLC
	2018	2017	2016	2018	2017	2016	2018	2017	2016

Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$(394,185)	$(496,247)	$3,853,996	$(1,106,789)	$4,611,221	$991,398	$—	$—	$4,700,375
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by (used in) operating activities:
Decrease (increase) in receivable from futures commission merchants	4,774,797	(810,998)	15,540,015	4,553,957	4,870,191	(5,252,127)	—	—	14,330,819
Decrease (increase) in open trade equity, at fair value	(42,107)	59,109	517,791	2,008,710	(167,338)	(622,945)	—	—	(6,482,499)
Net realized (gain) loss on swap contracts	—	—	—	—	—	—	—	—	154,380
Net unrealized (gain) loss on option/swap contracts	—	—	205,998	—	—	—	—	—	—
(Decrease) increase in risk analysis fee payable	241	7,731	1,155	1,745	4,475	12,215	—	—	—
Decrease (increase) in interest receivable	—	—	—	—	—	217	—	—	—
(Decrease) increase in interest payable	—	—	(1,816)	—	—	—	—	—	(238)
Net cash provided by (used in) operating activities	4,338,746	(1,240,405)	20,117,139	5,457,623	9,318,549	(4,871,242)	—	—	12,702,837

Cash Flows from Financing Activities
Capital Contributed	2,082,191	5,974,621	175,068,296	9,976,074	9,248,169	173,832,267	—	—	20,283,579
Capital Distributed	(6,420,937)	(4,734,216)	(195,185,435)	(15,433,697)	(18,566,718)	(168,961,025)	—	—	(32,986,416)

Net cash provided by (used in) financing activities	(4,338,746)	1,240,405	(20,117,139)	(5,457,623)	(9,318,549)	4,871,242	—	—	(12,702,837)

Net change in cash and cash equivalents	—	—	—	—	—	—	—	—	—
Cash and cash equivalents, beginning of period	$—	$—	$—	$—	$—	$—	$—	$—	$—
Cash and cash equivalents, end of period	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Frontier Trading			Frontier Trading			Frontier Trading
	Company XIV, LLC			Company XV, LLC			Company XXIII, LLC
	2018	2017	2016	2018	2017	2016	2018	2017	2016

Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$—	$—	$1,046,799	$—	$(841,669)	$2,149,396	$—	$—	$1,951,672
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by (used in) operating activities:
Decrease (increase) in receivable from futures commission merchants	—	—	3,409,216	—	8,207,387	5,073,766	—	—	3,093,791
Decrease (increase) in open trade equity, at fair value	—	—	34,484	—	642,494	(180,154)	—	—	(27,706)
(Decrease) increase in risk analysis fee payable	—	—	—	—	(2,303)	2,303	—	—	—
Decrease (increase) in interest receivable	—	—	211	—	(305)	—	—	—	—
(Decrease) increase in interest payable	—	—	—	—	—	148	—	—	—
Net cash provided by (used in) operating activities	—	—	4,490,710	—	8,005,604	7,045,459	—	—	5,017,757

Cash Flows from Financing Activities

Capital Contributed	—	—	3,205,916	—	—	7,771,910	—	—	8,295,740
Capital Distributed	—	—	(7,696,626)	—	(8,005,604)	(14,817,369)	—	—	(13,313,497)

Net cash provided by (used in) financing activities	—	—	(4,490,710)	—	(8,005,604)	(7,045,753)	—	—	(5,017,757)

Net change in cash and cash equivalents	—	—	—	—	—	—	—	—	—
Cash and cash equivalents, beginning of period	$—	$—	$—	$—	$—	$—	$—	$—	$—
Cash and cash equivalents, end of period	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Frontier Trading			Frontier Trading			Frontier Trading
	Company XXIX, LLC			Company XXXIV, LLC			Company XXXV, LLC
	2018	2017	2016	2018	2017	2016	2018	2017	2016

Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$—	$—	$134,424	$1,453,948	$(84,491)	$(218,073)	$643,941	$(47,375)	$(48,003)
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by (used in) operating activities:
Decrease (increase) in receivable from futures commission merchants	—	—	1,014,896	—	—	—	—	—	—
Decrease (increase) in open trade equity, at fair value	—	—	4,750	—	—	—	—	—	—
Net realized (gain) loss on swap contracts	—	—	—	—	—	—	—	—	48,003
Net unrealized (gain) loss on swap contracts	—	—	—	(1,453,948)	84,491	218,073	(643,941)	47,375	—
(Decresse) increase in swap collateral	—	—	—	3,249,999	7,514,000	—	2,599,999	2,214,000	2,500,000
(Decrease) increase in interest payable	—	—	—	—	—	—	—	—	—
Net cash provided by (used in) operating activities	—	—	1,154,070	3,249,999	7,514,000	—	2,599,999	2,214,000	2,500,000

Cash Flows from Financing Activities
(Decresse) increase in advance on unrealized swap appreciation	—	—	—	—	—	4,926,555	—	—	—
Capital Contributed	—	—	2,207,000	—	—	—	—	—	(2,500,000)
Capital Distributed	—	—	(3,361,070)	(3,249,999)	(7,514,000)	(4,926,555)	(2,599,999)	(2,214,000)	—

Net cash provided by (used in) financing activities	—	—	(1,154,070)	(3,249,999)	(7,514,000)	—	(2,599,999)	(2,214,000)	(2,500,000)

Net change in cash and cash equivalents	—	—	—	—	—	—	—	—	—
Cash and cash equivalents, beginning of period	$—	$—	$—	$—	$—	$—	$—	$—	$—
Cash and cash equivalents, end of period	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Frontier Trading			Frontier Trading			Frontier Trading
	Company XXXVII, LLC			Company XXXVIII, LLC			Company XXXIX, LLC
	2018	2017	2016	2018	2017	2016	2018	2017	2016

Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$82,063	$26,621	$(111,959)	$(434,955)	$(964,178)	$(2,413,347)	$(138,923)	$(297,047)	$431,145
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by (used in) operating activities:
Decrease (increase) in receivable from futures commission merchants	—	—	—	—	—	2,670,015	—	—	—
Decrease (increase) in open trade equity, at fair value	—	—	—	—	—	304,878	—	—	—
(Decresse) increase in swap collateral	—	3,850,050	—	—	—	—	—	5,000,000	—
Net unrealized (gain) loss on swap contracts	(82,063)	(26,621)	111,959	—	—	—	138,923	297,047	(431,145)
Sale of Private Investment Companies	—	—	—	4,549,865	9,568,056	—	—	—	—
Purchase of Private Investment Companies	—	—	—	(3,650,000)	(1,500,000)	(8,800,000)	—	—	—
Decrease (increase) in other assets	—	—	—	—	—	(2,384,103)	—	—	—
Net unrealized (gain) loss in Investments in private investment companies	—	—	—	395,405	(1,238,449)	—	—	—	—
Net realized (gain) loss in Investments in private investment companies	—	—	—	39,550	2,202,627	—	—	—	—
Decrease (increase) in interest receivable	—	—	—	—	—	(198)	—	—	—
(Decresse) increase in advance on unrealized swap appreciation	—	—	—	—	—	—	—	—	—
Net cash provided by (used in) operating activities	—	3,850,050	—	899,865	8,068,056	(10,622,755)	—	5,000,000	—

Cash Flows from Financing Activities
(Decresse) increase in advance on unrealized swap appreciation	—	—	115,000	—	—	—	—	—	1,900,000
Capital Contributed	—	—	—	34,867,348	3,695,073	17,027,822	—	—	—
Capital Distributed	—	(3,850,050)	(115,000)	(35,767,213)	(11,763,129)	(6,405,067)	—	(5,000,000)	(1,900,000)

Net cash provided by (used in) financing activities	—	(3,850,050)	—	(899,865)	(8,068,056)	10,622,755	—	(5,000,000)	—

Net change in cash and cash equivalents	—	—	—	—	—	—	—	—	—
Cash and cash equivalents, beginning of period	$—	$—	$—	$—	$—	$—	$—	$—	$—
Cash and cash equivalents, end of period	$—	$—	$—	$—	$—	$—	$—	$—	$—

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

Each Trading Company authorizes certain Trading Advisors to place trades and manage assets at pre-determined investment levels. The Trading Companies were organized for the purpose of investing in securities and derivative instruments, and have no operating income or expenses, except for trading income and expenses and a risk analysis fee (for closed Series only).

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

Basis of Presentation—The Trading Companies follow Generally Accepted Accounting Principles (“GAAP”), as established by the Financial Accounting Standards Board (the “FASB”), to ensure consistent reporting of financial condition, condensed schedules of investments, results of operations, changes in capital and cash flows. The Trading Companies are investment companies and follow ASC 946.

Receivable from Futures Commission Merchants—The Trading Companies deposit assets with an  FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trading Companies earn interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2018 and December 31, 2017 included restricted cash for margin requirements of $1,717,065 and $3,178,810 for the Frontier Trading Company I LLC and $4,368,185 and $8,399,902 for the Frontier Trading Company II LLC, respectively.

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

Income Taxes—The Trading Companies apply the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trading Companies’ financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trading Company level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. Management has concluded there is no tax expense, interest or penalties to be recorded by the Trading Companies. The 2015 through 2018  tax years generally remain subject to examination by U.S. federal and most state tax authorities.

Fees and Expenses—The Trading Companies incur no expenses other than trading commissions resulting from normal trading activity. All operating expenses such as legal, accounting, etc. are paid for, without reimbursement, by Frontier Fund Management LLC, the Managing Owner of the Trust.

Recently Adopted Accounting Pronouncement—

In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. In general, the amendments in ASU 2018-13 are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt the removed or modified disclosures upon the issuance of ASU 2018-13 and may delay adoption of the additional disclosures, which are required for public companies only, until their effective date. Management is currently evaluating the impacts ASU 2018-13 will have on the financial statements

Subsequent Events—The Trading Companies follow the provisions of FASB ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date and up through the date the financial statements are issued. Refer to Note 9.

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

Swap Contracts. Certain Series of the Trust strategically invest a portion or all of their assets in total return swaps, selected at the direction of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more investment products or indices. In a typical swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or "swapped" between parties are calculated with respect to a "notional amount" (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a "basket" of securities. Swap contracts are reported at fair value upon daily reports from the counterparty. In addition, a third party takes the inputs from the counterparty, makes certain adjustments, and runs it through their pricing model to come up with their daily price. The fair value measurements of the swap contracts are valued using unadjusted inputs that were not internally developed.  The Managing Owner reviews and compares approved current day pricing of the CTA positions, as received from the counterparty which includes intra-day volatility and volume and daily index performance, as well as from the third party. Differences in prices exceeding 5% are investigated. Unexplainable differences are escalated to the Managing Owner's Valuation Committee for evaluation and resolution. The Swap Contracts are reported at fair value using Level 3 inputs.

Investments in Private Investment Companies. Investments in private investment companies are valued utilizing the net asset values provided by the underlying private investment companies as a practical expedient. Each Series applies the practical expedient to its investments in private investment companies on an investment-by-investment basis, and consistently with the Series’ entire position in a particular investment, unless it is probable that the Series will sell a portion of an investment at an amount different from the net asset value of the investment.  The Private Investment Companies are reported at fair value using Level 2 inputs.

The following table summarizes the instruments that comprise the Trading Companies financial asset portfolio measured at fair value on a recurring basis as of December 31, 2018 and 2017, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

December 31, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Trading Company I LLC
Open Trade Equity (Deficit)	$242,860	$(22,201)	$—	$220,659
Frontier Trading Company II LLC
Open Trade Equity (Deficit)	(643,656)	24,808	—	(618,848)
Frontier Trading Company XXXIV, LLC
Swap Contracts	—	—	10,794,908	10,794,908
Frontier Trading Company XXXV, LLC
Swap Contracts	—	—	5,920,414	5,920,414
Frontier Trading Company XXXVII, LLC
Swap Contracts	—	—	479,102	479,102
Frontier Trading Company XXXIX, LLC
Swap Contracts	—	—	2,955,444	2,955,444

December 31, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Trading Company I LLC
Open Trade Equity (Deficit)	$144,983	$33,569	$—	$178,552
Frontier Trading Company II LLC
Open Trade Equity (Deficit)	1,000,957	388,905	—	1,389,862
Frontier Trading Company XXXIV, LLC
Swap Contracts	—	—	11,340,959	11,340,959
Frontier Trading Company XXXV, LLC
Swap Contracts	—	—	6,376,472	6,376,472
Frontier Trading Company XXXVII, LLC
Swap Contracts	—	—	397,039	397,039
Frontier Trading Company XXXIX, LLC
Swap Contracts	—	—	3,094,367	3,094,367

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap Contract asset gains and losses (realized/unrealized) included in earnings are classified in “net realized and unrealized gain/(loss) on investments net realized and unrealized gain/(loss) on swap contracts” on the statements of operations. During the years ended December 31, 2018 and 2017, all identified level three assets were components of the Frontier Trading Company XXXIV, XXXV, XXXVII, and XXXIX.

	Frontier Trading Company	Frontier Trading Company
	XXXIV LLC	XXXIX, LLC
	For The Year Ending	For The Year Ending
	December 31, 2018	December 31, 2018
Balance of recurring Level 3 assets as of January 1, 2018	$11,340,959	$3,094,367
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	1,453,948	(138,923)
Included in other comprehensive income	—	—
Proceeds from reduction of cash collateral	(2,000,000)	—
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2018	$10,794,908	$2,955,444

	Frontier Trading Company	Frontier Trading Company
	XXXV LLC	XXXVII, LLC
	For The Year Ending	For The Year Ending
	December 31, 2018	December 31, 2018
Balance of recurring Level 3 assets as of January 1, 2018	$6,376,472	$397,039
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	643,941	82,063
Included in other comprehensive income	—	—
Proceeds from reduction of cash collateral	(1,099,999)	—
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2018	$5,920,414	$479,102

	For The Year Ending	For The Year Ending
	December 31, 2017	December 31, 2017
Balance of recurring Level 3 assets as of January 1, 2017	$18,939,449	$8,391,414
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	(84,491)	(297,047)
Included in other comprehensive income	—	—
Proceeds from reduction of cash collateral	(7,513,999)	(5,000,000)
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2017	$11,340,959	$3,094,367

	Frontier Trading Company	Frontier Trading Company
	XXXV LLC	XXXVII, LLC
	For The Year Ending	For The Year Ending
	December 31, 2017	December 31, 2017
Balance of recurring Level 3 assets as of January 1, 2017	$8,637,847	$4,220,468
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	(47,375)	26,621
Included in other comprehensive income	—	—
Proceeds from reduction of cash collateral	(2,214,000)	(3,850,050)
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2017	$6,376,472	$397,039

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2018:

	Frontier Trading	Frontier Trading	Frontier Trading	Frontier Trading
	Company XXXV LLC	Company XXXVII LLC	Company XXXIV LLC	Company XXXIX LLC
Swaps	$643,941	$82,063	$1,453,948	$(138,923)

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

The Trading Companies assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Trading Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the years ended December 31, 2018 and 2017, the Trading Companies did not transfer any assets between Level 1, Level 2 or Level 3.

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

Each Trading Company’s investment in swaps will likely differ substantially over time due to cash flows, portfolio management decisions and market movements. The swaps serve to diversify the investment holdings of each Trading Company and to provide access to programs and advisors that would not be otherwise available to the Trading Company and are not used for hedging purposes.

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

To help to reduce counterparty risk on the Trading Companies, the Managing Owner has the right to reduce the Trading Companies’ exposure and remove cash from the Trading Companies’ total return swaps with Deutsche Bank AG. This cash holding shall be in excess of $250,000 and may not exceed 40% of the Index exposure in total. Index exposure is defined as the total notional amount plus any profit. The Series are charged interest on this cash holding and any amount removed will be offset against the final settlement value of the swap. As of December 31, 2018, the Frontier Trading Company XXXIV LLC, Frontier Trading Company XXXV LLC, Frontier Trading Company XXXVII LLC, and Frontier Trading Company XXXIX LLC, had $6,176,555, $4,000,000, $115,000, and $1,900,000, respectively, in cash holdings as shown in the Trading Companies’ Statements of Financial Conditions under advance on unrealized swap appreciation, which relates to the Trading Companies’ total return swaps with Deutsche Bank AG. Embedded in the swap fair value is management and incentive fees being paid to Trading Advisors. As of December 31, 2018, the management fees and range of incentive fees by Trading Company were as follows:

Trading Company	Management Fee	Incentive Fee
Frontier Trading Company XXXIV LLC	1%	20-25%
Frontier Trading Company XXXV LLC	1%	20-25%
Frontier Trading Company XXXVII LLC	1.5%	25%
Frontier Trading Company XXXIX LLC	1%	15%

Such fees are embedded in the fair value of the swap and are included in net unrealized gain (loss) on swap contracts on the Statements of Operations.

The Trading Companies have invested in the following swaps as of December 31, 2018.

	XXXIV Balanced select swap	XXXV Diversified select swap	XXXVII L/S select swap	XXXIX Brevan Howard
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$7,420,403	$1,761,834	$653,610	$2,072,056
Termination Date	7/31/2023	7/31/2023	7/31/2023	3/27/2023
Cash Collateral	$86,000	$86,000	$29,950	$978,950
Swap Value	$10,708,908	$5,834,414	$449,152	$1,976,494
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	$1,453,948	$643,941	$82,063	($138,924)
Fair Value as of December 31, 2018	$10,794,908	$5,920,414	$479,102	$2,955,444
Advance on swap appreciation	($6,176,555)	($4,000,000)	($115,000)	($1,900,000)

The Trading Companies have invested in the following swaps as of December 31, 2017.

	XXXIV Balanced select swap	XXXV Diversified select swap	XXXVII L/S select swap	XXXIX Brevan Howard
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$13,373,629	$4,651,155	$653,610	$2,072,056
Termination Date	8/2/2018	8/2/2018	8/7/2018	3/26/2018
Cash Collateral	$2,086,000	$1,186,000	$29,950	$982,500
Swap Value	$9,254,959	$5,190,472	$367,089	$2,111,867
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	($84,491)	($47,375)	$26,621	($297,047)
Fair Value as of December 31, 2017	$11,340,959	$6,376,472	$397,039	$3,094,367
Advance on swap appreciation	($4,926,555)	($2,500,000)	($115,000)	($1,900,000)

5. Financial Highlights

The following information presents the financial highlights of the Trading Companies for the years ended December 31, 2018, 2017 and 2016.

	Frontier Trading			Frontier Trading			Frontier Trading
	Company I LLC			Company II LLC			Company VII, LLC (1)
	12/31/2018	12/31/2017	12/31/2016	12/31/2018	12/31/2017	12/31/2016	12/31/2018	12/31/2017	12/31/2016

Net Investment Gain	1.15%	0.33%	-0.01%	1.23%	0.36%	0.04%	0.00%	0.00%	0.05%

Total Return	-12.39%	-6.34%	19.51%	-11.52%	37.39%	36.78%	0.00%	0.00%	145.34%

	Frontier Trading			Frontier Trading			Frontier Trading
	Company XIV, LLC (2)			Company XV, LLC (5)			Company XXIII, LLC (3)
	12/31/2018	12/31/2017	12/31/2016	12/31/2018	12/31/2017	12/31/2016	12/31/2018	12/31/2017	12/31/2016

Net Investment Gain	0.00%	0.00%	0.11%	0.00%	0.00%	0.01%	0.00%	0.00%	-0.42%

Total Return	0.00%	0.00%	75.41%	0.00%	-10.32%	32.45%	0.00%	0.00%	-99.99%

	Frontier Trading			Frontier Trading			Frontier Trading
	Company XXIX, LLC (4)			Company XXXIV, LLC			Company XXXV, LLC
	12/31/2018	12/31/2017	12/31/2016	12/31/2018	12/31/2017	12/31/2016	12/31/2018	12/31/2017	12/31/2016

Net Investment Gain	0.00%	0.00%	0.06%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Total Return	0.00%	0.00%	-100.00%	111.81%	0.63%	2.30%	220.14%	-1.23%	7.97%

	Frontier Trading			Frontier Trading			Frontier Trading
	Company XXXVII, LLC			Company XXXVIII, LLC			Company XXXIX, LLC
	12/31/2018	12/31/2017	12/31/2016	12/31/2018	12/31/2017	12/31/2016	12/31/2018	12/31/2017	12/31/2016

Net Investment Gain	0.00%	0.00%	0.00%	0.00%	0.00%	-0.02%	0.00%	0.00%	0.00%

Total Return	29.10%	14.83%	-2.57%	-44.04%	-5.85%	-71.58%	-11.63%	7.25%	5.02%

(1)	Trading Company VII ceased operations April 28, 2016

(2)	Trading Company XIV ceased operations April 21, 2016

(3)	Trading Company XXIII ceased operations July 22, 2016

(4)	Trading Company XXIX ceased operations January 29, 2016

(5)	Trading Company XV ceased trading operations May 9, 2017

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

As of December 31, 2018, Frontier Trading Company XXXVIII, LLC’s investment into Galaxy Plus Fund – Quest FIT Feeder Fund (535) LLC had a fair value of $817,048. For the year ended December 31, 2018, Galaxy Plus Fund – Quest FIT Feeder Fund (535) LLC incurred $0 in trading commissions and had $(395,405) and $(39,550) in realized and unrealized trading gains, respectively, for a net loss of $434,955. Galaxy Plus Fund – Quest FIT Feeder Fund (535) LLC allows for daily redemptions upon 24 hours written notice. There are no liquidity restrictions.

7. Derivative Instruments and Hedging Activities

The Trading Companies’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trading Companies do not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trading Companies’ derivatives by instrument types as of December 31, 2018 and 2017 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trading Companies’ positions in swap contracts.

The following tables summarize the monthly averages of futures contracts bought and sold for each respective Trading Company:

For the Year Ended December 31, 2018

Monthly average contracts:
	Bought	Sold

Frontier Trading Company I LLC	2,183	1,971
Frontier Trading Company II LLC	501	511

For the Year Ended December 31, 2017

Monthly average contracts:
	Bought	Sold

Frontier Trading Company I LLC	1,070	1,008
Frontier Trading Company II LLC	1,998	1,980
Frontier Trading Company XV LLC	4,019	4,191

For the Year Ended December 31, 2016

Monthly average contracts:
	Bought	Sold

Frontier Trading Company I LLC	18,202	18,243
Frontier Trading Company II LLC	2,082	2,130
Frontier Trading Company VII LLC	3,085	3,086
Frontier Trading Company XIV LLC	795	803
Frontier Trading Company XV LLC	4,154	4,001
Frontier Trading Company XXIII LLC	1,682	1,615
Frontier Trading Company XXIX LLC	64	71
Frontier Trading Company XXXVIII LLC	1,341	1,208

The following tables summarize the trading revenues for the years ended December 31, 2018, 2017 and 2016, approximately by sector:

Realized Trading Revenue from Futures, Forwards and Options
for the Year Ended December 31, 2018

Type of contract	Frontier Trading Company I LLC	Frontier Trading Company II LLC

Metals	$(20,839)	$168,412
Currencies	(374,202)	(704,374)
Energies	74,850	1,325,096
Agriculturals	(62,765)	117,214
Interest rates	11,010	741,929
Stock indices	(4,991)	(589,832)
Realized trading income/(loss)(1)	$(376,937)	$1,058,445

Realized Trading Revenue from Futures, Forwards and Options
for the Year Ended December 31, 2017

Type of contract	Frontier Trading Company I LLC	Frontier Trading Company II LLC	Frontier Trading Company XV LLC

Metals	$(134,275)	$(1,603,451)	$(143,520)
Currencies	131,327	(1,711,164)	(290,393)
Energies	108,921	(1,130,286)	(485,509)
Agriculturals	(551,945)	697,796	162,919
Interest rates	(381,197)	(1,574,108)	(894,051)
Stock indices	445,257	9,654,901	1,502,370
Realized trading income/(loss)(1)	$(381,912)	$4,333,688	$(148,184)

Realized Trading Revenue from Futures, Forwards and Options
for the Year Ended December 31, 2016

Type of contract	Frontier Trading Company I LLC	Frontier Trading Company II LLC	Frontier Trading Company VII LLC	Frontier Trading Company XIV LLC

Metals	$(570,904)	$(2,388,857)	$(2,735,981)	$15,680
Currencies	(1,134,947)	2,449,081	(333,855)	180,074
Energies	(540,962)	(1,997,815)	1,426,316	173,411
Agriculturals	(793,888)	(645,570)	634,825	(128,046)
Interest rates	6,698,984	3,484,057	(342,396)	1,341,209
Stock indices	1,051,934	(282,419)	(128,497)	(462,833)
Realized trading income/(loss)(1)	$4,710,217	$618,478	$(1,479,588)	$1,119,495

Type of contract	Frontier Trading Company XV LLC	Frontier Trading Company XXIII LLC	Frontier Trading Company XXIX LLC	Frontier Trading Company XXXVIII LLC

Metals	$(410,694)	$125,165	$(8,260)	$(496,363)
Currencies	885,773	(661,239)	5,174	(1,715,921)
Energies	(341,104)	(403,582)	(54,266)	33,941
Agriculturals	(239,338)	—	4,630	(188,884)
Interest rates	1,821,478	3,627,111	154,416	(1,732,861)
Stock indices	375,929	(660,900)	41,389	(541,633)
Realized trading income/(loss)(1)	$2,092,044	$2,026,555	$143,083	$(4,641,720)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2018

Type of contract	Frontier Trading Company I LLC	Frontier Trading Company II LLC

Metals	$(16,846)	$(66,658)
Currencies	(124,436)	(558,209)
Energies	(73,724)	(569,115)
Agriculturals	207,810	287,186
Interest rates	14,424	(1,050,014)
Stock indices	7,107	(202,188)
Change in unrealized trading income/(loss)(1)	$14,335	$(2,158,999)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2017

Type of contract	Frontier Trading Company I LLC	Frontier Trading Company II LLC	Frontier Trading Company XV LLC

Metals	$(115,993)	$730,004	$(57,373)
Currencies	81,844	(183,821)	(151,187)
Energies	78,514	426,534	(176,868)
Agriculturals	(59,986)	(127,143)	(26,685)
Interest rates	(50,861)	(259,298)	(214,247)
Stock indices	6,424	(168,116)	(59,662)
Change in unrealized trading income/(loss)(1)	$(60,058)	$418,160	$(686,022)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2016

Type of contract	Frontier Trading Company I LLC	Frontier Trading Company II LLC	Frontier Trading Company XV LLC	Frontier Trading Company XIV LLC

Metals	$(16,549)	$(577,784)	$2,998,383	$(36,385)
Currencies	(695,645)	147,840	(34,630)	(68,823)
Energies	109,673	(165,261)	3,264,774	87,766
Agriculturals	8,545	105,158	169,070	(2,760)
Interest rates	43,332	699,717	(2,272)	55,947
Stock indices	293,774	311,568	42,046	(70,230)
Change in unrealized trading income/(loss)(1)	$(256,870)	$521,238	$6,437,371	$(34,485)

Type of contract	Frontier Trading Company XV LLC	Frontier Trading Company XXIII LLC	Frontier Trading Company XXIX LLC	Frontier Trading Company XXXVIII LLC

Metals	$(97,042)	$(4,280)	$10,744	$(62,455)
Currencies	244,511	(118,177)	(38,876)	(270,069)
Energies	(457,543)	61,323	(10,686)	2,020
Agriculturals	(47,280)	—	40,435	146,494
Interest rates	435,147	80,695	5,426	52,293
Stock indices	122,797	8,145	(11,793)	52,098
Change in unrealized trading income/(loss)(1)	$200,590	$27,706	$(4,750)	$(79,619)

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

The following tables present gross and net information about the Series’ assets and liabilities subject to master netting arrangements as disclosed on the statements of financial condition as of December 31, 2018 and 2017.

As of December 31, 2018
	Gross Amounts of recognized Assets	Gross Amounts of recognized Liabilities	Net Amounts of Assets and Liabilities Presented in the Statements of Financial Condition

Frontier Trading Company I, LLC
Open Trade Equity/(Deficit)	$348,879	$(128,220)	$220,659

Frontier Trading Company II, LLC
Open Trade Equity/(Deficit)	$2,895,178	$(3,514,026)	$(618,848)

Frontier Trading Company XXXIV, LLC
Swap Contracts	$10,794,908	$—	$10,794,908

Frontier Trading Company XXXV, LLC
Swap Contracts	$5,920,414	$—	$5,920,414

Frontier Trading Company XXXVII, LLC
Swap Contracts	$479,102	$—	$479,102

Frontier Trading Company XXXIX, LLC
Swap Contracts	$2,955,444	$—	$2,955,444

As of December 31, 2017
	Gross Amounts of recognized Assets	Gross Amounts of recognized Liabilities	Net Amounts of Assets and Liabilities Presented in the Statements of Financial Condition

Frontier Trading Company I, LLC
Open Trade Equity/(Deficit)	$343,222	$(164,670)	$178,552

Frontier Trading Company II, LLC
Open Trade Equity/(Deficit)	$2,414,792	$(1,024,930)	$1,389,862

Frontier Trading Company XXXIV, LLC
Swap Contracts	$11,340,959	$—	$11,340,959

Frontier Trading Company XXXV, LLC
Swap Contracts	$6,376,472	$—	$6,376,472

Frontier Trading Company XXXVII, LLC
Swap Contracts	$397,039	$—	$397,039

Frontier Trading Company XXXIX, LLC
Swap Contracts	$3,094,367	$—	$3,094,367

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

9. Subsequent Events

As of January 31, 2019 and February 13, 2019, respectively, Winton Capital Management Limited and Quantmetrics Capital Management LLP are no longer serving as trading advisors.

Effective February 2, 2019, the Frontier Winton Fund was renamed the Frontier Global Fund.

Galaxy Plus Fund LLC
(A Delaware Series Limited Liability Company)

The attached annual report is filed under exemption pursuant to
Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report
December 31, 2018

Independent Auditor’s Report

Managing Member
Galaxy Plus Fund LLC

Report on the Financial Statements

We have audited the accompanying financial statements of Galaxy Plus Fund—FORT Contrarian Feeder Fund (510) LLC, Galaxy Plus Fund—Emil van Essen STP Feeder Fund (516) LLC, Galaxy Plus Fund— Quest Feeder Fund (517) LLC, Galaxy Plus Fund—LRR Feeder Fund (522) LLC, Galaxy Plus Fund— QIM Feeder Fund (526) LLC, Galaxy Plus Fund—Quantmetrics Feeder Fund (527) LLC, Galaxy Plus Fund—Doherty Feeder Fund (528) LLC, Galaxy Plus Fund—TT Feeder Fund (531) LLC, Galaxy Plus Fund—Aspect Feeder Fund (532) LLC, Galaxy Plus Fund—Quest FIT Feeder Fund (535) LLC, Galaxy Plus Fund—Welton GDP Feeder Fund (538) LLC, which comprise the statements of financial condition as of December 31, 2018, and the related statements of operations and changes in members’ equity for the year then ended, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Plus Fund—FORT Contrarian Feeder Fund (510) LLC, Galaxy Plus Fund— Emil van Essen STP Feeder Fund (516) LLC, Galaxy Plus Fund—Quest Feeder Fund (517) LLC, Galaxy Plus Fund—LRR Feeder Fund (522) LLC, Galaxy Plus Fund—QIM Feeder Fund (526) LLC, Galaxy Plus Fund—Quantmetrics Feeder Fund (527) LLC, Galaxy Plus Fund—Doherty Feeder Fund (528) LLC, Galaxy Plus Fund—TT Feeder Fund (531) LLC, Galaxy Plus Fund—Aspect Feeder Fund (532) LLC, Galaxy Plus Fund—Quest FIT Feeder Fund (535) LLC, Galaxy Plus Fund—Welton GDP Feeder Fund (538) LLC as of December 31, 2018, and the results of their operations for the year then ended in accordance with accounting principles generally accepted in the United States of America.

Emphasis of Matter Regarding Going Concern

The accompanying financial statements have been prepared assuming that Galaxy Plus Fund—Quantmetrics Feeder Fund (527) LLC (the Fund) will continue as a going concern. As discussed in Note 1 to the financial statements, the Fund’s investors redeemed all of their investments in the Fund in February 2019, which raises substantial doubt about the Fund’s ability to continue as a going concern. Management’s plans with regard to this matter are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Denver, Colorado
March 31, 2019

Galaxy Plus Fund LLC
(A Delaware Series Limited Liability Company)

Statements of Financial Condition
December 31, 2018
(Expressed in U.S. Dollars)

	Galaxy Plus Fund LLC - 510 Series	Galaxy Plus Fund LLC - 516 Series	Galaxy Plus Fund LLC - 517 Series	Galaxy Plus Fund LLC - 522 Series	Galaxy Plus Fund LLC - 526 Series
Assets

Investment in Master Fund - at fair value	$5,808,002	$3,386,932	$934,005	$995,768	$6,666,009
Cash	661,621	185,448	24,187	69,262	1,866,940
Receivable from Master Fund	102,078	13,593	—	—	38,172
Receivable from Sponsor	—	—	1,745	5,283	—

Total assets	$6,571,701	$3,585,973	$959,937	$1,070,313	$8,571,121

Liabilities and members’ equity

Redemptions Payable	$—	$—	$—	$—	$23,933
Payable to Master Fund	—	—	23,689	67,566	—
Accrued incentive fees	—	106,945	—	—	4,160
Accrued management fees	14,137	17,959	2,946	5,956	9,047
Accrued sponsor fees	8,704	2,423	626	1,232	7,481
Accrued operating expenses	1,817	1,732	254	—	4,964

Total liabilities	24,658	129,059	27,515	74,754	49,585

Members’ equity	6,547,043	3,456,914	932,422	995,559	8,521,536

Total liabilities and members’ equity	$6,571,701	$3,585,973	$959,937	$1,070,313	$8,571,121

(continued)

See notes to financial statements.

Galaxy Plus Fund LLC
(A Delaware Series Limited Liability Company)

Statements of Financial Condition (continued)
December 31, 2018
(Expressed in U.S. Dollars)

	Galaxy Plus Fund LLC - 527 Series	Galaxy Plus Fund LLC - 528 Series	Galaxy Plus Fund LLC - 531 Series	Galaxy Plus Fund LLC - 532 Series	Galaxy Plus Fund LLC - 535 Series	Galaxy Plus Fund LLC - 538W Series
Assets

Investment in Master Fund - at fair value	$5,513,910	$3,009,060	$2,605,592	$1,108,286	$817,584	$18,439,036
Cash	24,183	20,101	58,727	38,208	7,461	60,628
Receivable from Sponsor	—	—	—	1,745	—	—

Total assets	$5,538,093	$3,029,161	$2,664,319	$1,148,239	$825,045	$18,499,664

Liabilities and members’ equity

Payable to Master Fund	$22,275	$19,571	$24,516	$27,506	$3,320	$57,018
Accrued incentive fees	—	—	—	2,460	—
Accrued management fees	6,795	3,011	37,378	9,306	1,510	38,245
Accrued sponsor fees	3,481	1,512	5,102	1,345	1,343	8,113
Accrued operating expenses	1,817	1,817	1,817	2,715	1,824	1,827

Total liabilities	34,368	25,911	68,813	43,332	7,997	105,203

Members’ equity	5,503,725	3,003,250	2,595,506	1,104,907	817,048	18,394,461

Total liabilities and members’ equity	$5,538,093	$3,029,161	$2,664,319	$1,148,239	$825,045	$18,499,664

See notes to financial statements.

Galaxy Plus Fund LLC
(A Delaware Series Limited Liability Company)

Statements of Operations
For the periods ended December 31, 2018
(Expressed in U.S. Dollars)

	Galaxy Plus Fund LLC - 510 Series	Galaxy Plus Fund LLC - 516 Series	Galaxy Plus Fund LLC - 517 Series	Galaxy Plus Fund LLC - 522 Series	Galaxy Plus Fund LLC - 526 Series	Galaxy Plus Fund LLC - 527 Series
Net investment income (loss) allocated from Master Fund:
Interest income	$107,384	$—	$5,699	$—	$—	$78,313

Net investment income (loss) allocated from Master Fund	107,384	—	5,699	—	—	78,313

Fund expenses:
Operating expenses	3,628	3,142	4,267	8,302	8,170	3,256
Management fee	164,668	250,663	18,098	95,371	112,066	101,047
Incentive fee	7,104	201,856	—	—	11,824	—
Sponsor fee	42,943	35,208	4,348	7,079	78,821	26,178
Professional fee	18,000	18,000	18,000	47,816	18,000	18,000

Total fund expenses	236,343	508,869	44,713	158,568	228,881	148,481

Total net investment loss	(128,959)	(508,869)	(39,014)	(158,568)	(228,881)	(70,168)

Realized and unrealized gain (loss) on investments and foreign currency transactions allocated from Master Fund:
Net realized gain/(loss) from investments and foreign currency transactions	(1,013,448)	(2,048,846)	(160,507)	(104,063)	(2,636,997)	(233,468)
Net increase/(decrease) in unrealized appreciation(depreciation) on investments and translation of assets and liabilities denominated in foreign currencies	(32,350)	1,922,576	35,532	(216,217)	(645,001)	64,323

Net realized and unrealized gain (loss) on investments and foreign currency transactions allocated from investment in Master Fund	(1,045,798)	(126,270)	(124,975)	(320,280)	(3,281,998)	(169,145)

Net increase (decrease) in members’ equity resulting from operations	$(1,174,757)	$(635,139)	$(163,989)	$(478,848)	$(3,510,879)	$(239,313)

(continued)

See notes to financial statements.

Galaxy Plus Fund LLC
(A Delaware Series Limited Liability Company)

Statements of Operations (continued)
For the periods ended December 31, 2018
(Expressed in U.S. Dollars)

	Galaxy Plus Fund LLC - 528 Series	Galaxy Plus Fund LLC - 531 Series	Galaxy Plus Fund LLC - 532 Series	Galaxy Plus Fund LLC - 535 Series	Galaxy Plus Fund LLC - 538W Series
Net investment income (loss) allocated from Master Fund:
Interest income	$—	$37,276	$19,803	$18,651	$131,437

Net investment income (loss) allocated from Master Fund	—	37,276	19,803	18,651	131,437

Fund expenses:
Operating expenses	6,255	6,475	11,317	6,576	7,625
Management fee	40,314	136,954	40,645	26,518	500,209
Incentive fee	—	21,395	23,548	—	—
Sponsor fee	10,244	9,169	12,490	15,912	54,670
Professional fee	18,000	18,000	18,000	18,000	18,000

Total fund expenses	74,813	191,993	106,000	67,006	580,504

Total net investment loss	(74,813)	(154,717)	(86,197)	(48,355)	(449,067)

Realized and unrealized gain (loss) on investments and foreign currency transactions allocated from Master Fund:
Net realized gain/(loss) from investments and foreign currency transactions	(76,761)	(514,288)	(774,828)	(352,768)	(3,201,906)
Net increase/(decrease) in unrealized appreciation(depreciation) on investments and translation of assets and liabilities denominated in foreign currencies	35,251	(376,127)	(5,757)	(33,353)	719,914

Net realized and unrealized gain (loss) on investments and foreign currency transactions allocated from investment in Master Fund	(41,510)	(890,415)	(780,585)	(386,121)	(2,481,992)

Net increase (decrease) in members’ equity resulting from operations	$(116,323)	$(1,045,132)	$(866,782)	$(434,476)	$(2,931,059)

See notes to financial statements.

Galaxy Plus Fund LLC
(A Delaware Series Limited Liability Company)

Statements of Changes in Members’ Equity
For the periods ended December 31, 2018
(Expressed in U.S. Dollars)

	Galaxy Plus Fund LLC - 510 Series	Galaxy Plus Fund LLC - 516 Series	Galaxy Plus Fund LLC - 517 Series	Galaxy Plus Fund LLC - 522 Series	Galaxy Plus Fund LLC - 526 Series	Galaxy Plus Fund LLC - 527 Series
Increase/(decrease) in members’ equity from operations:
Total net investment loss	$(128,959)	$(508,869)	$(39,014)	$(158,568)	$(228,881)	$(70,168)
Net realized gain/(loss) from investments and foreign currency transactions	(1,013,448)	(2,048,846)	(160,507)	(104,063)	(2,636,997)	(233,468)
Net increase/(decrease) in unrealized appreciation (depreciation) on investments and translation of assets and liabilities denominated in foreign currencies	(32,350)	1,922,576	35,532	(216,217)	(645,001)	64,323

Net increase/(decrease) in members’ equity from operations	(1,174,757)	(635,139)	(163,989)	(478,848)	(3,510,879)	(239,313)

Increase/(decrease) in members’ equity from capital transactions:
Proceeds from issuance of capital	1,064,571	2,966,428	568,863	1,112,795	4,486,061	2,460,675
Payments for redemption of capital	(3,172,096)	(5,415,474)	(233,478)	(1,125,548)	(6,066,103)	(2,921,929)

Net increase/(decrease) in members’ equity from capital transactions	(2,107,525)	(2,449,046)	335,385	(12,753)	(1,580,042)	(461,254)

Total net increase/(decrease) in members’ equity	(3,282,282)	(3,084,185)	171,396	(491,601)	(5,090,921)	(700,567)

Members’ equity, beginning of the period	9,829,325	6,541,099	761,026	1,487,160	13,612,457	6,204,292

Members’ equity, end of the period	$6,547,043	$3,456,914	$932,422	$995,559	$8,521,536	$5,503,725

(continued)

See notes to financial statements.

Galaxy Plus Fund LLC
(A Delaware Series Limited Liability Company)

Statements of Changes in Members’ Equity (continued)
For the periods ended December 31, 2018
(Expressed in U.S. Dollars)

	Galaxy Plus Fund LLC - 528 Series	Galaxy Plus Fund LLC - 531 Series	Galaxy Plus Fund LLC - 532 Series	Galaxy Plus Fund LLC - 535 Series	Galaxy Plus Fund LLC - 538W Series
Increase/(decrease) in members’ equity from operations:
Total net investment loss	$(74,813)	$(154,717)	$(86,197)	$(48,355)	$(449,067)
Net realized gain/(loss) from investments and foreign currency transactions	(76,761)	(514,288)	(774,828)	(352,768)	(3,201,906)
Net increase/(decrease) in unrealized appreciation (depreciation) on investments and translation of assets and liabilities denominated in foreign currencies	35,251	(376,127)	(5,757)	(33,353)	719,914

Net increase/(decrease) in members’ equity from operations	(116,323)	(1,045,132)	(866,782)	(434,476)	(2,931,059)

Increase/(decrease) in members’ equity from capital transactions:
Proceeds from issuance of capital	252,556	4,313,913	1,573,851	3,650,000	4,669,579
Payments for redemption of capital	(892,614)	(5,901,187)	(1,522,186)	(4,550,007)	(6,389,630)

Net increase/(decrease) in members’ equity from capital transactions	(640,058)	(1,587,274)	51,665	(900,007)	(1,720,051)

Total net increase/(decrease) in members’ equity	(756,381)	(2,632,406)	(815,117)	(1,334,483)	(4,651,110)

Members’ equity, beginning of the period	3,759,631	5,227,912	1,920,024	2,151,531	23,045,571

Members’ equity, end of the period	$3,003,250	$2,595,506	$1,104,907	$817,048	$18,394,461

See notes to financial statements.

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Notes to Financial Statements

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

The structure of the Platform permits the Funds to offer Investors a choice of trading leverage levels as well as the ability to adjust such levels in response to changes in Advisor performance, general market conditions and the Investor’s own portfolio objectives. Each Investor’s selected trading leverage is managed by the Sponsor by allocating the Investor’s subscription proceeds between the Funds’ bank accounts and the corresponding Master Funds.

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

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Notes to Financial Statements

During 2018, the Onshore Platform consisted, in part, of the Funds described below. The Funds listed, herein, contain Class EF interest. That interest was created specifically for a strategic investor (see Note 3). The Funds are considered significant subsidiaries of that strategic investor under S-X 3-09. The financial statement for each of the Master Funds referenced below are attached to this report and should be read in conjunction with each Fund’s financial statements.

The financial statement for each of the Master Funds referenced below are attached to this report and should be read in conjunction with each Fund’s financial statements.

Galaxy Plus Fund – FORT Contrarian Feeder Fund (510) LLC (“510”) – On its inception date, August 6, 2015, 510 invested its assets in Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC, a Delaware limited liability company. As of December 31, 2018, 510 owned 100% of its Master Fund.

Galaxy Plus Fund – Emil van Essen STP Feeder Fund (516) LLC (“516”) – On its inception date, April 15, 2016, 516 invested its assets in Galaxy Plus Fund – Emil van Essen STP Master Fund (516) LLC, a Delaware limited liability company. As of December 31, 2018, 516 owned 100% of its Master Fund.

Galaxy Plus Fund – Quest Feeder Fund (517) LLC (“517”) – On its inception date, June 29, 2016, 517 invested its assets in Galaxy Plus Fund – Quest Master Fund (517) LLC, a Delaware limited liability company. As of December 31, 2018, 517 owned 100% of its Master Fund.

Galaxy Plus Fund – LRR Feeder Fund (522) LLC (“522”) – On its inception date, April 28, 2016, 522 invested its assets in Galaxy Plus Fund – LRR Master Fund (522) LLC, a Delaware limited liability company. As of December 31, 2017, 522 owned 100% of its Master Fund.

Galaxy Plus Fund – QIM Feeder Fund (526) LLC (“526”) – On its inception date, June 22, 2016, 526 invested its assets in Galaxy Plus Fund – QIM Master Fund (526) LLC, a Delaware limited liability company. As of December 31, 2018, 526 owned 100% of its Master Fund.

Galaxy Plus Fund – Quantmetrics Feeder Fund (527) LLC (“527”) – On its inception date, June 13, 2016, 527 invested its assets in Galaxy Plus Fund – Quantmetrics Master Fund (527) LLC, a Delaware limited liability company. As of December 31, 2018, 527 owned 100% of its Master Fund. In February 2019, the investors in 527 fully redeemed their equity from 527 raising substantial doubt that the Fund will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Sponsor has elected to keep 527 open and plans to find new seed capital so that trading can recommence in its Master Fund. As a result, and based on the fact that a formal liquidation plan has not been adopted by the Sponsor, 527 has not adopted the liquidation basis of accounting under FASB ASC 205-30 Presentation of Financial Statements-Liquidation Basis of Accounting.

Galaxy Plus Fund – Doherty Feeder Fund (528) LLC (“528”) – On its inception date, July 19, 2016, 528 invested its assets in Galaxy Plus Fund – Doherty Master Fund (528) LLC, a Delaware limited liability company. As of December 31, 2018, 528 owned 100% of its Master Fund.

Galaxy Plus Fund – TT Feeder Fund (531) LLC (“531”) – On its inception date, May 10, 2017, 531 invested its assets in Galaxy Plus Fund – TT Master Fund (531) LLC, a Delaware limited liability company. As of December 31, 2018, 531 owned 100% of its Master Fund.

Galaxy Plus Fund Aspect Feeder Fund (532) LLC (“532”) – On its inception date, December 16, 2016, 532 invested its assets in Galaxy Plus Fund – Aspect Master Fund (532) LLC, a Delaware limited liability company. As of December 31, 2018, 532 owned 100% of its Master Fund.

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Notes to Financial Statements

Galaxy Plus Fund – Quest FIT Feeder Fund (535) LLC (“535”) – On its inception date, September 19, 2016, 535 invested its assets in Galaxy Plus Fund – Quest FIT Master Fund (535) LLC, a Delaware limited liability company. As of December 31, 2018, 535 owned 100% of its Master Fund.

Galaxy Plus Fund – Welton GDP Feeder Fund (538) LLC (“538W”) – On its inception date, March 28, 2017, 538W invested its assets in Galaxy Plus Fund – Welton GDP Master Fund (538) LLC, a Delaware limited liability company. As of December 31, 2018, 538W owned 100% of its Master Fund.

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

Investment in Master Fund: Each Fund’s investment in its respective Master Fund is carried at fair value and represents the Fund’s pro-rata interest in the net assets of the Master Fund as of the close of business on the relevant valuation date. The assets of each Master Fund are carried at fair value. At each valuation date, each Master Fund’s income, expenses, net realized gain/(loss) and net increase/(decrease) in unrealized appreciation/(depreciation) are allocated to the respective Fund, based on the Fund’s pro rata interest in the net assets of the Master Fund, and recorded in the respective Fund’s Statement of Operations. The financial statements of the Master Funds are attached to this report and should be read in conjunction with the Onshore Platform’s financial statements.

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

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Notes to Financial Statements

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

Statement of cash flows: The Onshore Platform has elected not to provide statements of cash flows as permitted by U.S. GAAP as all of the following conditions have been met:

●	During the period, substantially all of the Funds’ investments were carried at fair value and classified as Level 1 or Level 2or were measured using the practical expedient measurements in accordance with FASB ASC 820;

●	The Funds had little or no debt during the period;

●	The Onshore Platform financial statements include statements of changes in members’ equity.

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

Four different classes of Interests (“Interests”) are currently offered by each Fund: Class A, Class B, Class C, and Class EF Interests. Each Class is generally subject to different fees. Investors are eligible to receive Class A, Class B or Class C Interests depending on their aggregate Trading Level, as discussed in Note 5, on the Platform.

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

Notes to Financial Statements

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

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Notes to Financial Statements

The amount of capital activity by each class of Interest for each Fund for the periods ended December 31, 2018, is as follows:

	Galaxy Plus Fund LLC - 510 Series Class A	Galaxy Plus Fund LLC - 510 Series Class B	Galaxy Plus Fund LLC - 510 Series Class C	Galaxy Plus Fund LLC - 510 Series Class EF	Galaxy Plus Fund LLC - 516 Series Class A

Subscriptions	$100,000	$—	$66,668	$897,903	$250,000
Redemptions	—	(506,902)	(196,381)	(2,468,813)	—
Transfers In	—	—	—	—	—
Transfers out	—	—	—	—	—
Total increase (decrease)	$100,000	$(506,902)	$(129,713)	$(1,570,910)	$250,000

	Galaxy Plus Fund LLC - 516 Series Class C	Galaxy Plus Fund LLC - 516 Series Class EF	Galaxy Plus Fund LLC - 517 Series Class EF	Galaxy Plus Fund LLC - 522 Series Class EF	Galaxy Plus Fund LLC - 526 Series Class A

Subscriptions	$33,333	$2,683,095	$568,863	$1,112,795	$1,515,467
Redemptions	(29,617)	(5,385,857)	(233,478)	(1,125,548)	(3,277,933)
Transfers In	—	—	—	—	—
Transfers out	—	—	—	—	—
Total increase (decrease)	$3,716	$(2,702,762)	$335,385	$(12,753)	$(1,762,466)

	Galaxy Plus Fund LLC - 526 Series Class B	Galaxy Plus Fund LLC - 526 Series Class C	Galaxy Plus Fund LLC - 526 Series Class EF	Galaxy Plus Fund LLC - 527 Series Class EF	Galaxy Plus Fund LLC - 528 Series Class EF

Subscriptions	$—	$33,333	$2,937,261	$2,460,675	$252,556
Redemptions	(14,879)	(368,577)	(2,404,714)	(2,921,929)	(892,614)
Transfers In	—	—	—	—	—
Transfers out	—	—	—	—	—
Total increase (decrease)	$(14,879)	$(335,244)	$532,547	$(461,254)	$(640,058)

	Galaxy Plus Fund LLC - 531 Series Class EF	Galaxy Plus Fund LLC - 532 Series Class A	Galaxy Plus Fund LLC - 532 Series Class EF	Galaxy Plus Fund LLC - 535 Series Class EF	Galaxy Plus Fund LLC - 538W Series Class EF

Subscriptions	$4,313,913	$1,000,000	$573,851	$3,650,000	$4,669,579
Redemptions	(5,901,187)	(782,753)	(739,433)	(4,550,007)	(6,389,630)
Transfers In	—	—	—	—	—
Transfers out	—	—	—	—	—
Total increase (decrease)	$(1,587,274)	$217,247	$(165,582)	$(900,007)	$(1,720,051)

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Notes to Financial Statements

Transfers into and out of a Fund relating to movement from one class of Share to another, change in beneficial ownership, and consolidation to an older series may occur from time to time. Roll-ups are considered transfers for financial reporting purposes. Since the amount of transfers into and out of each Fund offset, such transfers are not shown in the Funds’ Statements of Changes in Members’ Equity. For the periods ended December 31, 2018, there were no transfers.

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

Management Fee: Each Advisor earns a management fee (the “Management Fee”) which is calculated and accrued monthly (prorated for partial periods) and payable in arrears as of the last business day of each month. The rate at which the Management Fee is calculated is specific to each Fund and typically ranges from 0% to 3.50% per annum. Each Advisor may enter into fee sharing arrangements with the Sponsor, pursuant to which the Sponsor will receive a portion of the Management Fee to be paid to such advisor. In addition, the Sponsor can enter into agreements with Selling Agents in which the Selling Agent will receive a portion of the Management Fee on assets they introduce to the Funds. The amounts due to the Selling Agents and Sponsor are included in the Management Fee charged to the Funds. During the periods ended December 31, 2018, Management Fees paid to Selling Agents and the Sponsor are as follows:

	Galaxy Plus Fund LLC - 510 Series	Galaxy Plus Fund LLC - 516 Series
Selling Agent	$7,005	$429
Sponsor	15,811	669

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

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Notes to Financial Statements

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

The Sponsor, on behalf of the managing owner of the Class EF members, has entered into separate fee arrangements with the Trading Advisors which results in the managing owner retaining a portion of both the management and incentive fees charged to the Class EF members. During the periods ended December 31, 2018, the amount of management fees and incentive fees retained by the managing owner of Class EF members are as follows:

		Expense
	Galaxy Plus Fund LLC - 510 Series	Galaxy Plus Fund LLC - 516 Series	Galaxy Plus Fund LLC - 517 Series	Galaxy Plus Fund LLC - 522 Series	Galaxy Plus Fund LLC - 526 Series
Management Fee	$13,060	$64,473	$18,083	$34,901	$62,870
Incentive Fee	6,168	138,416	—	—	—

	Galaxy Plus Fund LLC - 527 Series	Galaxy Plus Fund LLC - 528 Series	Galaxy Plus Fund LLC - 531 Series	Galaxy Plus Fund LLC - 532 Series	Galaxy Plus Fund LLC - 538W Series
Management Fee	$13,795	$26,662	$75,623	$3,779	$15,589
Incentive Fee	—	—	—	12,416	—

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Notes to Financial Statements

The amount of management fees and incentive fees due to the managing owner of the class EF members as of December 31, 2018 are as follows:

		Payable
	Galaxy Plus Fund LLC - 510 Series	Galaxy Plus Fund LLC - 516 Series	Galaxy Plus Fund LLC - 517 Series	Galaxy Plus Fund LLC - 522 Series	Galaxy Plus Fund LLC - 526 Series
Accrued Management Fee	$1,162	$3,899	$1,369	$2,013	$5,125
Accrued Incentive Fee	—	48,641	—	—	—

	Galaxy Plus Fund LLC - 527 Series	Galaxy Plus Fund LLC - 528 Series	Galaxy Plus Fund LLC - 531 Series	Galaxy Plus Fund LLC - 532 Series	Galaxy Plus Fund LLC - 538W Series
Accrued Management Fee	$866	$2,021	$29,914	$255	$1,168
Accrued Incentive Fee	—	—	—	—	—

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Notes to Financial Statements

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

Sales Commission: Class A, B and C Interests are subject to monthly ongoing sales commissions (“Sales Commissions”) equal to a percentage (the “Sales Commission Rate”) applicable to each Class of Interest. Sales Commissions are calculated and accrued monthly and payable in arrears as of the last business day of each month. Sales Commissions are pro rated for partial periods. Sales Commissions are specific to an Investor and are agreed upon between the Investor and Selling Agent prior to making a contribution to the Onshore Platform. The Sales Commission Rate generally ranges between 0%-2% per annum. With the exception of 510 and 516, no sales commissions were charged during the periods ended December 31, 2018. Sales commissions are included in the Sponsor Fee totals on the Statements of Operations.

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

The allocation of the audit and tax fees is based on the number of trading managers that trade on behalf of each respective Fund. The audit and tax preparation fees are recorded as a component of professional fees in the statements of operations, and are recorded in the year when the related services are performed.

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Notes to Financial Statements

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

Due to market appreciation/depreciation and other factors, an Investor’s Trading Level to actual capital contributed by such Investor will diverge — potentially materially — from such Investor’s selected Effective Funding Factor. As a result, the Sponsor will from time to time rebalance allocations between the corresponding Master Fund and the Fund’s bank account in an attempt to reflect the desired Effective Funding Factor. Such rebalancing is not done pursuant to any predefined parameters but is done at the Sponsor’s discretion.

Note 6.    Financial Instruments with off-balance sheet risk and concentration of credit risk

At December 31, 2018, none of the Funds have direct commitments to buy or sell financial instruments, including derivative instruments. Each Fund does have indirect buy and sell commitments that arise through the positions held by the Master Fund in which each respective Fund invests. However, as an investor in a Master Fund, each Fund’s risk at December 31, 2018, is limited to the fair value of its investment in the Master Fund.

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Notes to Financial Statements

Note 7.	Financial highlights

Financial highlights for each Fund and its respective Class(es) for the periods ended December 31, 2018 are presented in the table below. The information has been derived from information presented in the financial statements.

	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus
	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -
	510 Series	510 Series	510 Series	510 Series
	Class A	Class B	Class C	Class EF

Total return before incentive fee	-6.81%	-13.86%	-20.92%	-16.00%
Incentive fee	0.00%	0.00%	0.00%	-0.13%
Total return after incentive fee (A)	-6.81%	-13.86%	-20.92%	-16.13%

Ratios to average members’ equity (B):
Expenses excluding incentive fee	2.36%	5.24%	7.58%	2.52%
Incentive fee	0.00%	0.00%	0.00%	0.13%
Total expenses and incentive fee	2.36%	5.24%	7.58%	2.65%

Net investment loss (C)	-1.83%	-4.19%	-6.27%	-1.05%

	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus
	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -
	516 Series	516 Series	516 Series	517 Series
	Class A	Class C	Class EF	Class EF

Total return before incentive fee	-9.34%	-19.68%	-23.84%	-29.01%
Incentive fee	0.00%	-3.87%	-3.65%	0.00%
Total return after incentive fee (A)	-9.34%	-23.55%	-27.49%	-29.01%

Ratios to average members’ equity (B):
Expenses excluding incentive fee	2.35%	8.24%	5.50%	5.93%
Incentive fee	0.00%	3.87%	3.65%	0.00%
Total expenses and incentive fee	2.35%	12.11%	9.15%	5.93%

Net investment loss (C)	-2.35%	-12.11%	-9.15%	-5.18%

	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus
	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -
	522 Series	526 Series	526 Series	526 Series
	Class EF	Class A	Class B	Class C

Total return before incentive fee	-41.51%	-26.33%	-16.53%	-10.83%
Incentive fee	0.00%	-0.48%	0.00%	-0.06%
Total return after incentive fee (A)	-41.51%	-26.81%	-16.53%	-10.89%

Ratios to average members’ equity (B):
Expenses excluding incentive fee	13.76%	0.98%	1.15%	1.29%
Incentive fee	0.00%	0.48%	0.00%	0.06%
Total expenses and incentive fee	13.76%	1.46%	1.15%	1.35%

Net investment loss (C)	-13.76%	-1.46%	-1.15%	-1.35%

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Notes to Financial Statements

	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus
	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -
	526 Series	527 Series	528 Series	531 Series
	Class EF	Class EF	Class EF	Class EF

Total return before incentive fee	-35.62%	-5.30%	-2.74%	-15.14%
Incentive fee	0.00%	0.00%	0.00%	-0.61%
Total return after incentive fee (A)	-35.62%	-5.30%	-2.74%	-15.75%

Ratios to average members’ equity (B):
Expenses excluding incentive fee	3.20%	2.43%	2.20%	4.84%
Incentive fee	0.00%	0.00%	0.00%	0.61%
Total expenses and incentive fee	3.20%	2.43%	2.20%	5.45%

Net investment loss (C)	-3.20%	-1.15%	-2.20%	-4.39%

	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus
	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -
	532 Series	532 Series	535 Series	538W Series
	Class A	Class EF	Class EF	Class EF

Total return before incentive fee	-21.42%	-41.41%	-30.11%	-11.15%
Incentive fee	-0.30%	-1.46%	0.00%	0.00%
Total return after incentive fee (A)	-21.72%	-42.87%	-30.11%	-11.15%

Ratios to average members’ equity (B):
Expenses excluding incentive fee	4.14%	4.68%	-3.22%	3.21%
Incentive fee	0.30%	1.46%	0.00%	0.00%
Total expenses and incentive fee	4.44%	6.14%	-3.22%	3.21%

Net investment loss (C)	-2.92%	-5.13%	-2.32%	-2.48%

(A)	Total return is based on the change in average members’ equity during the period of a theoretical investment made at the inception of the Fund.
(B)	The total expense and net investment loss ratios are computed based upon weighted-average members’ equity as a whole for the periods ended December 31, 2018.
(C)	The net investment loss ratio excludes net realized and unrealized gains (losses) on investments.

Financial highlights are calculated for each permanent, non-managing class of interest. An individual member’s return and ratios may vary based on different incentive and/or management fee arrangements, and the timing of capital interest transactions. The net investment loss and total expense ratios, excluding nonrecurring expenses, have been annualized for partial periods. Total returns have not been annualized.

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Notes to Financial Statements

Note 8.	Subsequent events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Onshore Platform’s financial statements through March 31, 2019, the date the financial statements were available for issuance. Except for the full redemption of all investors in 527 in February 2019, (refer to Note 1), the Sponsor has determined there are no material subsequent events requiring recognition or disclosure in the Onshore Platform’s financial statements.

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report for the period ended December 31, 2018, is accurate and complete.

David Young, President
Gemini Alternative Funds, LLC — Sponsor

Galaxy Plus Fund – FORT
Contrarian Master Fund (510)
LLC

(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to
Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report
December 31, 2018

Independent Auditor’s Report

Managing Member
Galaxy Plus Fund LLC

Report on the Financial Statements

We have audited the accompanying financial statements of Galaxy Plus Fund—FORT Contrarian Master Fund (510) LLC (the Fund), which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2018, and the related statements of operations and changes in member’s equity for the year then ended, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Plus Fund—FORT Contrarian Master Fund (510) LLC as of December 31, 2018, and the results of its operations for the year then ended in accordance with accounting principles generally accepted in the United States of America.

Denver, Colorado
March 31, 2019

Galaxy Plus Fund - FORT Contrarian Master Fund (510) LLC
(A Delaware Limited Liability Company)

Statement of Financial Condition
December 31, 2018
(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$4,799,916
Restricted cash - margin balance	1,087,105
Investments in futures contracts at fair value
(represents unrealized appreciation on open derivative contracts, net)	16,351
Other assets	6,708

Total assets	$5,910,080

Liabilities and Member’s Equity

Liabilities
Payable to Onshore Feeder Fund	$102,078
Total liabilities	102,078

Member’s equity	5,808,002

Total liabilities and member’s equity	$5,910,080

See notes to financial statements.

Galaxy Plus Fund - FORT Contrarian Master Fund (510) LLC
(A Delaware Limited Liability Company)

Condensed Schedule of Investments
December 31, 2018
(Expressed in U.S. Dollars)

	Number of		Percent of
	Contracts/Units	Fair Value	Member’s Equity
Long positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Currency	10	$(9,170)	(0.16)%
Energy	4	4,313	0.06
Index	22	73,895	1.27
Interest	18	4,394	0.08
Metals	4	(2,700)	(0.05)
Foreign:
Futures contracts:
Energy	1	2,175	0.04
Index	47	(16,662)	(0.29)
Interest	527	94,351	1.63

Total long positions		150,596	2.59

Short positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Currency	81	(31,935)	(0.55)
Energy	1	7,620	0.13
Index	3	(1,200)	(0.02)
Interest	62	(61,127)	(1.05)
Metals	4	(22,485)	(0.39)
Foreign:
Futures contracts:
Energy	1	250	0.00
Index	12	(23,130)	(0.40)
Interest	25	(2,238)	(0.04)

Total short positions		(134,245)	(2.31)

Investments in futures contracts, at fair value		$16,351	0.28%

See notes to financial statements.

Galaxy Plus Fund - FORT Contrarian Master Fund (510) LLC
(A Delaware Limited Liability Company)

Statement of Operations

For the year ended December 31, 2018
(Expressed in U.S. Dollars)

Investment Income:
Interest income	$107,384

Net investment income	107,384

Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized loss from:
Derivative contracts[1]	(1,000,580)
Foreign currency transactions	(12,868)
(1,013,448)

Net increase (decrease) in unrealized depreciation on:
Derivative contracts	(41,321)
Translation of assets and liabilities denominated in foreign currencies	8,971
(32,350)

Net realized and unrealized loss on investments and foreign currency transactions	(1,045,798)

Net decrease in member’s equity resulting from operations	$(938,414)

[1]Includes broker trading commissions

See notes to financial statements.

Galaxy Plus Fund - FORT Contrarian Master Fund (510) LLC
(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity
For the year ended December 31, 2018
(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment income	$107,384
Net realized gain (loss) from derivative contracts and foreign currency transactions	(1,013,448)
Net increase (decrease) in unrealized depreciation on derivative contracts and translation of assets and liabilities denominated in foreign currencies	(32,350)

Net decrease in member’s equity resulting from operations	(938,414)

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	646,401
Payments for redemptions of capital	(2,892,013)

Net decrease in member’s equity resulting from capital transactions	(2,245,612)

Total decrease	(3,184,026)

Member’s equity, beginning of year	8,992,028

Member’s equity, end of year	$5,808,002

See notes to financial statements.

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

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

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or Other Master funds. Galaxy Plus Fund – FORT Contrarian Feeder Fund (510) LLC (“LLC510”), a separated series of the Onshore Platform and Galaxy Plus Fund – Fort Contrarian Offshore Feeder Fund (510) Segregated Portfolio (“SPC510”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2018, SPC510 had not yet commenced operations and LLC510 is the sole member.

LLC510 and SPC510 are collectively hereafter referred to as the “Feeder Funds”.

Subscriptions and redemptions into the Feeder Funds and the corresponding transactions with the Master Fund and are governed by the Onshore Platform’s and the Offshore Platform’s respective Confidential Offering Memorandums.

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

Notes to Financial Statements

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $5,898,976 is held in USD and a payable balance of ($11,955) in foreign currencies as of December 31, 2018, and are recorded in cash and restricted cash – margin balance on the statement of financial condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2018 included restricted cash for margin requirements of $1,087,105. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2018 included amounts due to the broker for unsettled trades of $0.

Offsetting of amounts related to certain contracts: When the requirements are met, the Master Fund offsets certain fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement (See Note 5).

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

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

Foreign currency transactions: The Master Fund’s financial statements are denominated in USD. However, foreign currency forward contracts, non-U.S. futures contracts, and non-U.S. options on futures contracts are denominated in currencies other than USD. Assets and liabilities and transactions denominated in currencies other than the USD are translated into USD at the rates in effect either at the close of business on the last business day of the reporting period or on the date of such transactions, respectively. Such fluctuations are included with the unrealized appreciation (depreciation) on open derivative contracts, net. Net realized foreign exchange gain or loss arises from the sales of foreign currencies and currency gains or losses realized between trade and settlement dates. Net unrealized foreign exchange gain and loss arises from changes in the fair value of margin collateral assets and liabilities resulting from changes in exchange rates.

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

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the years ended December 31, 2015, 2016, 2017 and 2018, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the period, the Master Fund did not accrue any interest or penalties.

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

Recent Accounting Pronouncement: In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. In general, the amendments in ASU 2018-13 are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt the removed or modified disclosures upon the issuance of ASU 2018-13 and may delay adoption of the additional disclosures, which are required for public companies only, until their effective date. Management is currently evaluating the impacts ASU 2018-13 will have on the financial statements.

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

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

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2018. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

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

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2018.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2018. Presentation is gross – as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative contracts:
Futures contracts:
Currency	$17,738	$17,738	$—	$—
Energy	15,185	15,185	—	—
Index	113,649	113,649	—	—
Interest	103,172	103,172	—	—

Total investment assets at fair value	249,744	249,744	—	—

Liabilities:
Derivative contracts:
Futures contracts:
Currency	(58,843)	(58,843)	—	—
Energy	(827)	(827)	—	—
Index	(80,746)	(80,746)	—	—
Interest	(67,792)	(67,792)	—	—
Metals	(25,185)	(25,185)	—	—

Total investment liabilities at fair value	(233,393)	(233,393)	—	—

Total net investment at fair value	$16,351	$16,351	$—	$—

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 4.       Derivative Financial Instruments

Derivative financial instruments speculatively traded by the Master Fund can include U.S. and foreign futures, options on futures contracts, and forward currency contracts (collectively, derivatives) whose values are based upon an underlying asset, indices, or reference rates, and generally represent future commitments to exchange cash flows, or to purchase or sell other financial instruments at specified future dates. A derivative contract may be traded on an exchange or OTC. Exchange-traded derivatives are standardized and include futures and options on futures contracts. OTC derivative contracts are negotiated between contracting parties and include forward currency contracts and certain options. Derivatives are subject to various risks similar to those related to the underlying financial instruments including market and credit risks.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2018.

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

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures and forward contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments. Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. As of December 31, 2018, the Master Fund had open futures contracts with the following notional values by sector:

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Currency	10	$705,200	Currency	81	$(7,687,598)
Energy	5	251,321	Energy	2	(83,200)
Index	69	6,053,767	Index	15	(1,872,460)
Interest	545	126,145,366	Interest	87	(19,402,973)
Metals	4	263,100	Metals	4	(411,660)

During the year ended December 31, 2018, the Master Fund participated in 15,948 futures contract transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading
Gain (Loss)*
Futures contracts:
Currency	$(356,356)
Energy	(138,691)
Index	(492,731)
Interest	40,738
Metals	(43,373)
Total futures contracts	(990,413)

Trading costs	(51,488)

Total net trading gain (loss)	$(1,041,901)

*Includes both realized loss of $1,000,580 and unrealized depreciation of ($41,321) and is located in net realized and unrealized gain (loss) on investments and foreign currency transactions on the statement of operations. Amounts exclude foreign currency transactions and translation.

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

Notes to Financial Statements

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

The following tables summarize the Master Fund’s netting arrangements:

Description	Gross Amounts of Recognized Assets (Liabilities)	Offset in the Statement of Financial Condition	Net Amount of Assets (Liabilities) in the Statement of Financial Condition

Futures	$249,744	$(233,393)	$16,351
Total	$249,744	$(233,393)	$16,351

	Net amount in the Statement of Financial Condition	Cash Collateral Received by Counterparty	Net Amount which is not offset in the Statement of Financial Condition

Counterparty A	$16,351	$1,087,105	$1,103,456
Total	$16,351	$1,087,105	$1,103,456

Note 6.       Related Parties

Gemini Hedge Fund Services, LLC an affiliate of the Sponsor, provides administration services for the Master Fund.

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 7.       Financial Highlights

Financial highlights of the Master Fund for the year ended December 31, 2018 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	(13.89)%

Ratios to average member’s equity (B):
Net investment income (C )	1.60%
Total expenses	—%

(A)	Total return is based on the change in average member’s equity during the period of a theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment income ratios are computed based upon weighted-average member’s equity as a whole for the year ended December 31, 2018.

(C)	The net investment income ratio excludes net realized and unrealized gains (losses) on investments.

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

Note 8.       Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 31, 2019, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC

(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of, and for the year ended December 31, 2018 is accurate and complete.

David Young, President
Gemini Alternative Funds, LLC — Sponsor

Galaxy Plus Fund –

Emil van Essen STP Master
Fund (516) LLC

(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to
Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report
December 31, 2018

Independent Auditor’s Report

Managing Member
Galaxy Plus Fund LLC

Report on the Financial Statements

We have audited the accompanying financial statements of Galaxy Plus Fund—Emil van Essen STP Master Fund (516) LLC (the Fund), which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2018, and the related statements of operations and changes in member’s equity for the year then ended, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Plus Fund—Emil van Essen STP Master Fund (516) LLC as of December 31, 2018, and the results of its operations for the year then ended in accordance with accounting principles generally accepted in the United States of America.

Denver, Colorado
March 31, 2019

Galaxy Plus Fund - Emil van Essen STP Master Fund (516) LLC
(A Delaware Limited Liability Company)

Statement of Financial Condition
December 31, 2018
(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Investments in futures contracts at fair value
(represents unrealized appreciation on open derivative contracts, net)	$4,498,224
Options purchased, at fair value (cost: $3,359,038)	195,192
Cash	14,771
Other assets	4,626

Total assets	$4,712,813

Liabilities and Member’s Equity

Liabilities
Payable to Onshore Feeder Fund	$13,593
Deficit in commodity trading accounts at clearing brokers:
Due to broker	1,160,870
Options written, at fair value (proceeds: $3,386,430)	151,418
Total liabilities	1,325,881

Member’s equity	3,386,932

Total liabilities and member’s equity	$4,712,813

See notes to financial statements.

Galaxy Plus Fund - Emil van Essen STP Master Fund (516) LLC
(A Delaware Limited Liability Company)

Condensed Schedule of Investments
December 31, 2018
(Expressed in U.S. Dollars)

	Number of Contracts/Units	Fair Value	Percent of Member’s Equity
Long positions:
Derivative contracts:
Domestic (United States):
Options purchased on futures contracts:
Energy (cost: $3,359,038) [1]	877	$195,192	5.76%
Futures contracts:
Agriculture	883	19,058	0.56
Energy
WTI Crude
Maturing February 2019	246	(1,483,527)	(43.79)
Maturing April 2019	389	(5,661,070)	(167.14)
Maturing June 2019	119	(753,593)	(22.25)
Other	214	(88,166)	(2.60)
Interest
90 Day Euro Futures
Maturing December 2019	264	301,600	8.90
Maturing March 2019	198	41,496	1.23
Metals	71	44,474	1.31

Foreign:
Futures contracts:
Energy	115	40,234	1.19

Total long positions		$(7,344,302)	(216.84)%

[1]	No individual contract or contract month is greater than 5% of member’s equity

(Continued)

Galaxy Plus Fund - Emil van Essen STP Master Fund (516) LLC
(A Delaware Limited Liability Company)

Condensed Schedule of Investments (Continued)
December 31, 2018
(Expressed in U.S. Dollars)

	Number of Contracts/Units	Fair Value	Percent of Member’s Equity
Short positions:
Derivative contracts:
Domestic (United States):
Options written on futures contracts:
Energy (proceeds: $3,386,430)	721	$(151,418)	(4.47)%
Futures contracts:
Agriculture
Soybeans
Maturing July 2019	650	(568,188)	(16.78)
Maturing November 2019	2	(4,301)	(0.13)
Cotton
Maturing March 2019	37	49,912	1.47
Maturing May 2019	49	142,257	4.20
Other	415	85,650	2.53
Energy
WTI Crude
Maturing May 2019	436	6,650,410	196.36
Maturing December 2019	316	3,205,693	94.66
NY Harbor Ultra Low Sulfur Diesel
Maturing April 2019	47	806,971	23.83
Natural Gas
Maturing February 2019	64	546,173	16.13
Maturing August 2019	13	10,920	0.32
Maturing October 2019	88	28,412	0.84
Maturing December 2019	45	(5,424)	(0.16)
RBOB Gasoline
Maturing March 2019	26	467,376	13.80
Maturing April 2019	23	438,413	12.94
Interest
90 Day Euro Futures
Maturing December 2020	462	(674,852)	(19.93)
Metals	28	66,712	1.97
Foreign:
Futures contracts:
Energy
Brent Crude
Maturing May 2019	47	624,837	18.45
Maturing January 2020	17	257,272	7.60

Other	51	(90,525)	(2.67)

Total short positions		11,886,300	350.96

Investments in futures and options contracts, at fair value		$4,541,998	134.10%

See notes to financial statements.

Galaxy Plus Fund - Emil van Essen STP Master Fund (516) LLC
(A Delaware Limited Liability Company)

Statement of Operations

For the year ended December 31, 2018
(Expressed in U.S. Dollars)

Net investment income	$—

Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized gain (loss) from:
Derivative contracts[1]	(2,048,846)
(2,048,846)
Net increase (decrease) in unrealized depreciation on:
Derivative contracts	1,925,170
Translation of assets and liabilities denominated in foreign currencies	(2,594)
1,922,576

Net realized and unrealized loss on investments and foreign currency transactions	(126,270)

Net decrease in member’s equity resulting from operations	$(126,270)

1 Includes broker trading commissions

See notes to financial statements.

Galaxy Plus Fund - Emil van Essen STP Master Fund (516) LLC
(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity
For the year ended December 31, 2018
(Expressed in U.S. Dollars)

Changes in member’s equity from operations:

Net investment income	$—
Net realized gain (loss) from derivative contracts and foreign currency transactions	(2,048,846)
Net increase (decrease) in unrealized appreciation on derivative contracts and translation of assets and liabilities denominated in foreign currencies	1,922,576

Net decrease in member’s equity resulting from operations	(126,270)

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	2,491,877
Payments for redemptions of capital	(5,545,046)

Net decrease in member’s equity resulting from capital transactions	(3,053,169)

Total decrease	(3,179,439)

Member’s equity, beginning of year	6,566,371

Member’s equity, end of year	$3,386,932

See notes to financial statements.

Galaxy Plus Fund – Emil van Essen STP Master Fund (516) LLC
(A Delaware Limited Liability Company)

Notes to Financial Statements

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

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or Other Master Funds. Galaxy Plus Fund – Emil van Essen Feeder Fund (516) (“LLC516”), a separated series of the Onshore Platform and Galaxy Plus Fund – Emil van Essen Offshore Feeder Fund (516) Segregated Portfolio (“SPC516”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2018, SPC516 had not yet commenced operations and LLC516 is the sole member.

LLC516 and SPC516 are collectively hereafter referred to as the “Feeder Funds”.

Subscriptions and redemptions into the Feeder Funds and the corresponding transactions with the Master Fund and are governed by the Onshore Platform’s and the Offshore Platform’s respective Confidential Offering Memorandums.

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

Notes to Financial Statements

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which ($1,197,835) is due to broker and $51,736 in foreign currencies as of December 31, 2018, and are recorded in cash and restricted cash – margin balance on the statement of financial condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2018 included margin collateralized against unrealized appreciation of $3,213,161. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2018 included amounts due to the broker for unsettled trades of $0.

Offsetting of amounts related to certain contracts: When the requirements are met, the Master Fund offsets certain fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement (see Note 5).

Galaxy Plus Fund – Emil van Essen STP Master Fund (516) LLC
(A Delaware Limited Liability Company)

Notes to Financial Statements

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

Foreign currency transactions: The Master Fund’s financial statements are denominated in USD. However, foreign currency forward contracts, non-U.S. futures contracts, and non-U.S. options on futures contracts are denominated in currencies other than USD. Assets and liabilities and transactions denominated in currencies other than the USD are translated into USD at the rates in effect either at the close of business on the last business day of the reporting period or on the date of such transactions, respectively. Such fluctuations are included with the unrealized appreciation (depreciation) on open derivative contracts, net. Net realized foreign exchange gain or loss arises from the sales of foreign currencies and currency gains or losses realized between trade and settlement dates. Net unrealized foreign exchange gain and loss arises from changes in the fair value of margin collateral assets and liabilities resulting from changes in exchange rates.

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

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the years ended December 31, 2016 through 2018, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the year, the Master Fund did not accrue any interest or penalties.

Galaxy Plus Fund – Emil van Essen STP Master Fund (516) LLC
(A Delaware Limited Liability Company)

Notes to Financial Statements

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

Recent Accounting Pronouncement: In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. In general, the amendments in ASU 2018-13 are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt the removed or modified disclosures upon the issuance of ASU 2018-13 and may delay adoption of the additional disclosures, which are required for public companies only, until their effective date. Management is currently evaluating the impacts ASU 2018-13 will have on the financial statements.

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

Notes to Financial Statements

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

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2018. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

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

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2018.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – Emil van Essen STP Master Fund (516) LLC
(A Delaware Limited Liability Company)

Notes to Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2018. Presentation is gross – as an asset if in a gain position and a liability if in a loss position.

	Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative contracts:
Options purchased on futures contracts:
Energy	$195,192	$195,192	$—	$—
Futures contracts:
Agriculture	649,017	649,017	—	—
Energy	13,288,454	13,288,454	—	—
Interest	343,096	343,096	—	—
Metals	121,229	121,229	—	—

Total investment assets at fair value	14,596,988	14,596,988	—	—

Liabilities:
Derivative contracts:
Options sold on futures contracts:
Energy	(151,418)	(151,418)	—	—
Futures contracts:
Agriculture	(924,630)	(924,630)	—	—
Energy	(8,294,048)	(8,294,048)	—	—
Interest	(674,851)	(674,851)	—	—
Metals	(10,043)	(10,043)	—	—

Total investment liabilities at fair value	(10,054,990)	(10,054,990)	—	—

Total net investment at fair value	$4,541,998	$4,541,998	$—	$—

Galaxy Plus Fund – Emil van Essen STP Master Fund (516) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 4.      Derivative Financial Instruments

Derivative financial instruments speculatively traded by the Master Fund can include U.S. and foreign futures, options on futures contracts, and forward currency contracts (collectively, derivatives) whose values are based upon an underlying asset, indices, or reference rates, and generally represent future commitments to exchange cash flows, or to purchase or sell other financial instruments at specified future dates. A derivative contract may be traded on an exchange or OTC. Exchange-traded derivatives are standardized and include futures and options on futures contracts. OTC derivative contracts are negotiated between contracting parties and include forward currency contracts and certain options. Derivatives are subject to various risks similar to those related to the underlying financial instruments including market and credit risks.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2018.

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

Galaxy Plus Fund – Emil van Essen STP Master Fund (516) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures, options, and forward contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments. Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. As of December 31, 2018, the Master Fund had open futures contracts with the following notional values by sector:

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Agriculture	883	$34,443,280	Agriculture	1,153	$(42,638,000)
Energy	1,083	48,830,088	Energy	1,173	(53,798,289)
Interest	462	112,409,550	Interest	462	(112,647,150)
Metals	71	5,042,190	Metals	28	(1,841,700)

During the year ended December 31, 2018, the Master Fund participated in 11,072 futures contract, and 56 options on futures contract transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading Gain (Loss)*
Options on futures contracts:
Energy	$47,526
Total options on future contracts	47,526

Futures contracts:
Agriculture	(1,326,306)
Energy	2,529,052
Interest	(441,881)
Metals	(405,019)
Total futures contracts	355,846

Trading costs	(527,048)

Total net trading gain (loss)	$(123,676)

*Includes both realized loss of ($2,048,846) and unrealized appreciation of $1,925,170 and is located in net realized and unrealized gain (loss) on investments on the statement of operations. Amounts exclude foreign currency transactions and translation.

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

Notes to Financial Statements

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

The following tables summarize the Master Fund’s netting arrangements:

Description	Gross Amounts of Recognized Assets (Liabilities)	Offset in the Statement of Financial Condition	Net Amount of Assets (Liabilities) in the Statement of Financial Condition

Futures	$14,401,796	$(9,903,572)	$4,498,224
Options purchased on futures contracts	195,192	—	195,192
Options written on futures contracts	(151,418)	—	(151,418)
Total	$14,445,570	$(9,903,572)	$4,541,998

	Net amount in the Statement of Financial Condition	Cash Collateral Due to Counterparty	Net Amount which is not offset in the Statement of Financial Condition
Counterparty A	$4,541,998	$(1,160,870)	$3,381,128
Total	$4,541,998	$(1,160,870)	$3,381,128

Galaxy Plus Fund – Emil van Essen STP Master Fund (516) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 6.      Related Parties

Gemini Hedge Fund Services, LLC an affiliate of the Sponsor, provides administration services for the Master Fund.

Note 7.      Financial Highlights

Financial highlights of the Master Fund for the year ended December 31, 2018 are presented in the table below. The information has been derived from information presented in the financial statements.

Total Return (A)	(21.25)%

Ratios to average member’s equity (B):
Net investment income (C)	—%
Total expenses	—%

(A)	Total return is based on the change in average member’s equity during the period of a theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment income ratios are computed based upon weighted-average member’s equity as a whole for the year ended December 31, 2018.

(C)	The net investment income ratio excludes net realized and unrealized gains (losses) on investments.

Financial highlights are calculated for each member class taken as a whole. An individual member’s return and ratios may vary based on the timing of capital transactions. The total return and the net investment income would have been lower and total expense ratios would have been higher if the management and incentive fees, as well as sponsor fees that are recorded at the Feeder Fund, had been charged to the Master Fund instead of the Feeder Fund.

Note 8.      Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 31, 2019, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – Emil van Essen STP Master Fund (516) LLC

(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of and for the year December 31, 2018, is accurate and complete.

David Young, President
Gemini Alternative Funds, LLC — Sponsor

Galaxy Plus Fund –

Quest Master Fund (517) LLC

(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to

Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2018

Independent Auditor’s Report

Managing Member

Galaxy Plus Fund LLC

Report on the Financial Statements

We have audited the accompanying financial statements of Galaxy Plus Fund—Quest Master Fund (517) LLC (the Fund), which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2018, and the related statements of operations and changes in member’s equity for the year then ended, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Plus Fund—Quest Master Fund (517) LLC as of December 31, 2018, and the results of its operations for the year then ended in accordance with accounting principles generally accepted in the United States of America.

Denver, Colorado

March 31, 2019

Galaxy Plus Fund - Quest Master Fund (517) LLC

(A Delaware Limited Liability Company)

Statement of Financial Condition

December 31, 2018

(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$262,752
Restricted cash - margin balance	542,846
Investments in futures contracts at fair value
(represents unrealized appreciation on open derivative contracts, net)	100,525
Receivable from Feeder Fund	23,689
Other assets	4,193

Total assets	$934,005

Liabilities and Member’s Equity

Total liabilities	$—

Member’s equity	934,005

Total liabilities and member’s equity	$934,005

See notes to financial statements.

Galaxy Plus Fund - Quest Master Fund (517) LLC

(A Delaware Limited Liability Company)

Condensed Schedule of Investments

December 31, 2018

(Expressed in U.S. Dollars)

	Number of Contracts/Units	Fair Value	Percent of Member’s Equity
Long positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	1	$910	0.10%
Currency	6	1,927	0.21
Energy	2	(11,981)	(1.28)
Interest	33	20,165	2.16
Metals	1	4,500	0.48
Foreign:
Futures contracts:
Interest	83	33,958	3.64

Total long positions		49,479	5.31

Short positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	28	12,205	1.31
Currency	16	14,069	1.51
Energy	2	6,255	0.66
Index	2	8,338	0.89
Metals	2	4,000	0.43
Foreign:
Futures contracts:
Energy	1	390	0.04
Index	15	5,789	0.62

Total short positions		51,046	5.47

Investments in futures contracts, at fair value		$100,525	10.77%

See notes to financial statements.

Galaxy Plus Fund - Quest Master Fund (517) LLC

(A Delaware Limited Liability Company)

Statement of Operations

For the year ended December 31, 2018

(Expressed in U.S. Dollars)

Investment Income:
Interest income	$5,699

Total income	5,699

Net investment income	5,699

Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized loss from:
Derivative contracts[1]	(158,011)
Foreign currency transactions	(2,496)
(160,507)

Net increase in unrealized appreciation on:
Derivative contracts	33,060
Translation of assets and liabilities denominated in foreign currencies	2,472
35,532

Net realized and unrealized loss on investments and foreign currency transactions	(124,975)

Net decrease in member’s equity resulting from operations	$(119,276)

1 Includes broker trading commissions

See notes to financial statements.

Galaxy Plus Fund - Quest Master Fund (517) LLC

(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity

For the year ended December 31, 2018

(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment income	$5,699
Net realized gain (loss) from derivative contracts and foreign currency transactions	(160,507)
Net increase (decrease) in unrealized appreciation on derivative contracts and translation of assets and liabilities denominated in foreign currencies	35,532

Net decrease in member’s equity resulting from operations	(119,276)

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	538,731
Payments for redemptions of capital	(247,339)

Net increase in member’s equity resulting from capital transactions	291,392

Total increase	172,116

Member’s equity, beginning of year	761,889

Member’s equity, end of year	$934,005

See notes to financial statements.

Galaxy Plus Fund - Quest Master Fund (517) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

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

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or other Master Funds. Galaxy Plus Fund – Quest Feeder Fund (517) (“LLC517”), a separated series of the Onshore Platform and Galaxy Plus Fund – Quest Offshore Feeder Fund (517) Segregated Portfolio (“SPC517”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2018, SPC517 had not yet commenced operations and LLC517 is the sole member.

LLC517 and SPC517 are collectively hereafter referred to as the “Feeder Funds”.

Subscriptions and redemptions into the Feeder Funds and the corresponding transactions with the Master Fund and are governed by the Onshore Platform’s and the Offshore Platform’s respective Confidential Offering Memorandums.

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

Notes to Financial Statements

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $801,875 is held in USD and $3,723 in foreign currencies as of December 31, 2018, and are recorded in cash and restricted cash – margin balance on the statement of financial condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2018 included restricted cash for margin requirements of $542,846. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2018 included amounts due to the broker for unsettled trades of $0.

Offsetting of amounts related to certain contracts: When the requirements are met, the Master Fund offsets certain fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement (See Note 5).

Galaxy Plus Fund – Quest Master Fund (517) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

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

Foreign currency transactions: The Master Fund’s financial statements are denominated in USD. However, foreign currency forward contracts, non-U.S. futures contracts, and non-U.S. options on futures contracts are denominated in currencies other than USD. Assets and liabilities and transactions denominated in currencies other than the USD are translated into USD at the rates in effect either at the close of business on the last business day of the reporting period or on the date of such transactions, respectively. Such fluctuations are included with the unrealized appreciation (depreciation) on open derivative contracts, net. Net realized foreign exchange gain or loss arises from the sales of foreign currencies and currency gains or losses realized between trade and settlement dates. Net unrealized foreign exchange gain and loss arises from changes in the fair value of margin collateral assets and liabilities resulting from changes in exchange rates.

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

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the years ended December 31, 2016 through 2018, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the year, the Master Fund did not accrue any interest or penalties.

Galaxy Plus Fund – Quest Master Fund (517) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

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

Recent Accounting Pronouncement: In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. In general, the amendments in ASU 2018-13 are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt the removed or modified disclosures upon the issuance of ASU 2018-13 and may delay adoption of the additional disclosures, which are required for public companies only, until their effective date. Management is currently evaluating the impacts ASU 2018-13 will have on the financial statements.

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

Notes to Financial Statements

Level 3 — Values for investments categorized as Level 3 are based on prices or valuation techniques that require inputs that are both significant to the fair value and unobservable, including valuations by the Sponsor in the absence of readily ascertainable fair values.

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2018. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

Exchange-traded derivative contracts that are actively traded are valued based on daily quoted settlement prices from the respective exchange and are categorized in Level 1 of the fair value hierarchy. Exchange- traded derivative contracts not actively traded and over-the-counter (OTC) derivative contracts can include futures contracts, option on futures contracts, forward contracts and option contracts whose values are based on an underlying such as interest rates, foreign currencies, credit standing of reference entities, equities or commodities. Such derivative contracts are valued using observable market data, including currency spot rates or quoted prices of the related underlying obtained from the applicable exchange or market. OTC derivative contracts are valued using the above described pricing methodology and are categorized as Level 2 within the fair value hierarchy.

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2018.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – Quest Master Fund (517) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2018. Presentation is gross – as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative contracts:
Futures contracts:
Agriculture	$13,239	$13,239	$—	$—
Currency	19,812	19,812	—	—
Energy	6,670	6,670	—	—
Index	18,343	18,343	—	—
Interest	55,571	55,571	—	—
Metals	8,500	8,500	—	—

Total investment assets at fair value	122,135	122,135	—	—

Liabilities:
Derivative contracts:
Futures contracts:
Agriculture	(125)	(125)	—	—
Currency	(3,816)	(3,816)	—	—
Energy	(12,005)	(12,005)	—	—
Index	(4,217)	(4,217)	—	—
Interest	(1,447)	(1,447)	—	—

Total investment liabilities at fair value	(21,610)	(21,610)	—	—

Total net investment at fair value	$100,525	$100,525	$—	$—

Galaxy Plus Fund – Quest Master Fund (517) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 4.	Derivative Financial Instruments

Derivative financial instruments speculatively traded by the Master Fund can include U.S. and foreign futures, options on futures contracts, and forward currency contracts (collectively, derivatives) whose values are based upon an underlying asset, indices, or reference rates, and generally represent future commitments to exchange cash flows, or to purchase or sell other financial instruments at specified future dates. A derivative contract may be traded on an exchange or OTC. Exchange-traded derivatives are standardized and include futures and options on futures contracts. OTC derivative contracts are negotiated between contracting parties and include forward currency contracts and certain options. Derivatives are subject to various risks similar to those related to the underlying financial instruments including market and credit risks.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2018.

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

Galaxy Plus Fund – Quest Master Fund (517) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures and forward contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments. Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. As of December 31, 2018, the Master Fund had open futures contracts with the following notional values by sector:

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Agriculture	1	$49,550	Agriculture	28	$(724,992)
Currency	6	566,066	Currency	16	(1,502,338)
Energy	2	58,800	Energy	3	(153,898)
Interest	116	26,233,798	Index	17	(951,760)
Metals	1	128,130	Metals	2	(131,550)

During the year ended December 31, 2018, the Master Fund participated in 2,697 futures contract transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading Gain (Loss)*
Futures contracts:
Agriculture	$(15,011)
Currency	(13,541)
Energy	64,492
Index	(127,520)
Interest	(9,830)
Metals	(7,023)
Total futures	(108,433)

Trading costs	(16,518)

Total net trading gain (loss)	$(124,951)

*Includes both realized loss of ($158,011) and unrealized appreciation of $33,060 and is located in net realized and unrealized gain (loss) on investments on the statement of operations. Amounts exclude foreign currency transactions and translation.

Galaxy Plus Fund – Quest Master Fund (517) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

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

The following tables summarize the Master Fund’s netting arrangements:

Description	Gross Amounts of Recognized Assets (Liabilities)	Offset in the Statement of Financial Condition	Net Amount of Assets (Liabilities) in the Statement of Financial Condition

Futures	$122,135	$(21,610)	$100,525
Total	$122,135	$(21,610)	$100,525

	Net amount in the Statement of Financial Condition	Cash Collateral Received by Counterparty	Net Amount which is not offset in the Statement of Financial Condition

Counterparty A	$100,525	$542,846	$643,371
Total	$100,525	$542,846	$643,371

Galaxy Plus Fund – Quest Master Fund (517) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 6.	Related Parties

Gemini Hedge Fund Services, LLC an affiliate of the Sponsor, provides administration services for the Master Fund.

Note 7.	Financial Highlights

Financial highlights of the Master Fund for the year ended December 31, 2018 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	(24.64)%

Ratios to average member’s equity (B):
Net investment income(C)	0.76%
Total expenses	—%

(A)	Total return is based on the change in average member’s equity during the period of a theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment income ratios are computed based upon weighted-average member’s equity as a whole for the year ended December 31, 2018.

(C)	The net investment income ratio excludes net realized and unrealized gains (losses) on investments.

Financial highlights are calculated for each member class taken as a whole. An individual member’s return and ratios may vary based on the timing of capital transactions. The negative total return would have been larger, and the net investment income ratio would have been lower, and the total expense ratio would have been higher if the management and incentive fees, as well as the sponsor fees, had been charged to the Master Fund instead of the Feeder Fund.

Note 8.	Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 31, 2019, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – Quest Master Fund (517) LLC

(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of and for the year ended December 31, 2018, is accurate and complete.

David Young, President
Gemini Alternative Funds, LLC — Sponsor

Galaxy Plus Fund – LRR
Master Fund (522) LLC

(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to

Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2018

Independent Auditor’s Report

Managing Member

Galaxy Plus Fund LLC

Report on the Financial Statements

We have audited the accompanying financial statements of Galaxy Plus Fund—LRR Master Fund (522) LLC (the Fund), which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2018, and the related statements of operations and changes in member’s equity for the year then ended, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Plus Fund—LRR Master Fund (522) LLC as of December 31, 2018, and the results of its operations for the year then ended in accordance with accounting principles generally accepted in the United States of America.

Denver, Colorado

March 31, 2019

Galaxy Plus Fund - LRR Master Fund (522) LLC
(A Delaware Limited Liability Company)

Statement of Financial Condition

December 31, 2018

(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$753,244
Restricted cash - margin balance	176,070
Options purchased, at fair value (cost: $48,639)	45,768
Receivable from Onshore Feeder Fund	67,566
Other assets	14,185

Total assets	$1,056,833

Liabilities and member’s equity

Liabilities
Deficit in in commodity trading accounts at clearing brokers:
Investments in futures contracts at fair value
(represents unrealized depreciation on open derivative contracts, net)	$30,925
Options written, at fair value (proceeds: $45,520)	30,140

Total liabilities	61,065

Member’s equity	995,768

Total liabilities and member’s equity	$1,056,833

See notes to financial statements.

Galaxy Plus Fund - LRR Master Fund (522) LLC

(A Delaware Limited Liability Company)

Condensed Schedule of Investments

December 31, 2018

(Expressed in U.S. Dollars)

	Number of Contracts/Units	Fair Value	Percent of Member’s Equity
Long positions:
Derivative contracts:
Domestic (United States):
Options purchased on futures contracts:
Agriculture (cost: $48,639)	44	$45,768	4.60%
Futures contracts:
Agriculture	124	17,368	1.74
Metals	1	5,290	0.53
Foreign:
Futures contracts:
Energy	1	(490)	(0.05)

Total long positions		67,936	6.82

Short positions:
Derivative contracts:
Domestic (United States):
Options written on futures contracts:
Agriculture (proceeds: $45,520)	68	(30,140)	(3.03)
Futures contracts:
Agriculture	58	(34,146)	(3.43)
Currency	10	(7,620)	(0.77)
Foreign:
Futures contracts:
Interest	14	(11,327)	(1.14)

Total short positions		(83,233)	(8.36)

Investments in options and future contracts, at fair value		$(15,297)	(1.54)%

See notes to financial statements.

Galaxy Plus Fund - LRR Master Fund (522) LLC

(A Delaware Limited Liability Company)

Statement of Operations

For the year ended December 31, 2018

(Expressed in U.S. Dollars)

Net investment income	$—

Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized gain (loss) from:
Derivative contracts[1]	(135,709)
Foreign currency transactions	31,646
(104,063)
Net increase (decrease) in unrealized appreciation on:
Derivative contracts	(185,159)
Translation of assets and liabilities denominated in foreign currencies	(31,058)
(216,217)

Net realized and unrealized loss on investments and foreign currency transactions	(320,280)

Net decrease in member’s equity resulting from operations	$(320,280)

1lncludes broker trading commissions

See notes to financial statements.

Galaxy Plus Fund - LRR Master Fund (522) LLC

(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity

For the year ended December 31, 2018

(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment income	$—
Net realized gain (loss) from derivative contracts and foreign currency transactions	(104,063)
Net increase (decrease) in unrealized appreciation on derivative contracts and translation of assets and liabilities denominated in foreign currencies	(216,217)

Net decrease in member’s equity resulting from operations	(320,280)

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	1,015,556
Payments for redemptions of capital	(1,194,607)

Net decrease in member’s equity resulting from capital transactions	(179,051)

Total decrease	(499,331)

Member’s equity, beginning of year	1,495,099

Member’s equity, end of year	$995,768

See notes to financial statements.

Galaxy Plus Fund – LRR Master Fund (522) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 1.       Organization and Structure

Galaxy Plus Fund – LRR Master Fund (522) LLC (the “Master Fund”) was formed in Delaware as a limited liability company on January 26, 2016 and commenced operation on April 28, 2016.The Master Fund is a multi-advisor managed futures fund that allocates and reallocates its capital to different trading advisors implementing various trading programs. As of December 31, 2018, these trading advisors were Landmark Trading Company (“Landmark”), Rosetta Capital Management, LLC (“Rosetta”), and Red Oak Commodity Advisors, Inc. (“Red Oak”) (collectively, the “Trading Advisors”). Landmark and Red Oak run discretionary programs and Rosetta runs a technical program. Each Trading Advisor runs their Program independently of one another.

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

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or other Master Funds. Galaxy Plus Fund – LRR Feeder Fund (522) (“LLC522”), a separated series of the Onshore Platform and Galaxy Plus Fund – LRR Offshore Feeder Fund (522) Segregated Portfolio (“SPC522”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2018, SPC522 had not yet commenced operations and LLC522 is the sole member.

LLC522 and SPC522 are collectively hereafter referred to as the “Feeder Funds”.

Subscriptions and redemptions into the Feeder Funds and the corresponding transactions with the Master Fund and are governed by the Onshore Platform’s and the Offshore Platform’s respective Confidential Offering Memorandums.

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

Notes to Financial Statements

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $928,816 is held in USD and $498 in foreign currencies as of December 31, 2018, and are recorded in cash and restricted cash – margin balance on the statement of financial condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2018 included restricted cash for margin requirements of $176,070. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2018 included amounts due to the broker for unsettled trades of $0.

Offsetting of amounts related to certain contracts: When the requirements are met, the Master Fund offsets certain fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement (See Note 5).

Galaxy Plus Fund – LRR Master Fund (522) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

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

Foreign currency transactions: The Master Fund’s financial statements are denominated in USD. However, foreign currency forward contracts, non-U.S. futures contracts, and non-U.S. options on futures contracts are denominated in currencies other than USD. Assets and liabilities and transactions denominated in currencies other than the USD are translated into USD at the rates in effect either at the close of business on the last business day of the reporting period or on the date of such transactions, respectively. Such fluctuations are included with the unrealized appreciation (depreciation) on open derivative contracts, net. Net realized foreign exchange gain or loss arises from the sales of foreign currencies and currency gains or losses realized between trade and settlement dates. Net unrealized foreign exchange gain and loss arises from changes in the fair value of margin collateral assets and liabilities resulting from changes in exchange rates.

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

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the years ended December 31, 2016 through 2018, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the year, the Master Fund did not accrue any interest or penalties.

Galaxy Plus Fund – LRR Master Fund (522) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

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

Recent Accounting Pronouncement: In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. In general, the amendments in ASU 2018-13 are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt the removed or modified disclosures upon the issuance of ASU 2018-13 and may delay adoption of the additional disclosures, which are required for public companies only, until their effective date. Management is currently evaluating the impacts ASU 2018-13 will have on the financial statements.

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

Notes to Financial Statements

Level 3 — Values for investments categorized as Level 3 are based on prices or valuation techniques that require inputs that are both significant to the fair value and unobservable, including valuations by the Sponsor in the absence of readily ascertainable fair values.

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2018. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

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

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2018.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – LRR Master Fund (522) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2018. Presentation is gross- as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative contracts:
Options purchased on futures
contracts:
Agriculture	$45,768	$45,768	$—	$—
Futures contracts:
Agriculture	43,698	43,698	—	—
Currency	159	159	—	—
Interest	137	137	—	—
Metals	5,290	5,290	—	—

Total investment assets at fair value	95,052	95,052	—	—

Liabilities:
Derivative contracts:
Options written on futures contracts:
Agriculture	(30,140)	(30,140)	—	—
Futures contracts:
Agriculture	(60,476)	(60,476)	—	—
Currency	(7,779)	(7,779)	—	—
Energy	(490)	(490)	—	—
Interest	(11,464)	(11,464)	—	—

Total investment liabilities at fair value	(110,349)	(110,349)	—	—

Total net investment at fair value	$(15,297)	$(15,297)	$—	$—

Galaxy Plus Fund – LRR Master Fund (522) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 4.     Derivative Financial Instruments

Derivative financial instruments speculatively traded by the Master Fund can include U.S. and foreign futures, options on futures contracts, and forward currency contracts (collectively, derivatives) whose values are based upon an underlying asset, indices, or reference rates, and generally represent future commitments to exchange cash flows, or to purchase or sell other financial instruments at specified future dates. A derivative contract may be traded on an exchange or OTC. Exchange-traded derivatives are standardized and include futures and options on futures contracts. OTC derivative contracts are negotiated between contracting parties and include forward currency contracts and certain options. Derivatives are subject to various risks similar to those related to the underlying financial instruments including market and credit risks.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2018.

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

Galaxy Plus Fund – LRR Master Fund (522) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures, options and forward contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments. Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. As of December 31, 2018, the Master Fund had open futures contracts with the following notional values by sector:

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Agriculture	124	$3,917,974	Agriculture	58	$(1,867,450)
Energy	1	53,800	Currency	10	(1,058,609)
Metals	1	128,130	Interest	14	(2,382,490)

During the year ended December 31, 2018, the Master Fund participated in 789 futures contracts, and 108 options on futures contract transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading
Gain (Loss)*
Options on futures contracts:
Agriculture	$(6,529)
Total options on futures contracts	(6,529)

Futures contracts:
Agriculture	(52,488)
Currency	7,942
Energy	(37,396)
Index	(51,456)
Interest	(45,585)
Metals	(112,190)
Total futures contracts	(291,173)

Trading costs	(23,166)

Total net trading gain (loss)	$(320,868)

*Includes both realized loss of ($135,709) and unrealized depreciation of ($185,159) and is located in net realized and unrealized gain (loss) on investments on the statement of operations. Amounts exclude foreign currency transactions and translation.

Galaxy Plus Fund – LRR Master Fund (522) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

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

The following tables summarize the Master Fund’s netting arrangements:

Description	Gross Amounts of Recognized Assets (Liabilities)	Offset in the Statement of Financial Condition	Net Amount of Assets (Liabilities) in the Statement of Financial Condition

Futures	$49,284	(80,209)	$(30,925)
Options purchased on futures contracts	45,768	—	45,768
Options written on futures contracts	(30,140)	—	(30,140)
Totals	$64,912	$(80,209)	$(15,297)

	Net amount in the Statement of Financial Condition	Cash Collateral Received by Counterparty	Net Amount which is not offset in the Statement of Financial Condition

Counterparty A	$(15,297)	$176,070	$160,773
Total	$(15,297)	$176,070	$160,773

Galaxy Plus Fund – LRR Master Fund (522) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 6.     Related Parties

Gemini Hedge Fund Services, LLC an affiliate of the Sponsor, provides administration services for the Master Fund.

Note 7.     Financial Highlights

Financial highlights of the Master Fund for the year ended December 31, 2018 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	(33.08)%

Ratios to average member’s equity (B):
Net investment income (C)	—%
Total expenses	—%

(A)	Total return is based on the change in average member’s equity during the period of a theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment income ratios are computed based upon weighted-average member’s equity as a whole for the year ended December 31, 2018.

(C)	The net investment income ratio excludes net realized and unrealized gains (losses) on investments.

Financial highlights are calculated for each member class taken as a whole. An individual member’s return and ratios may vary based on the timing of capital transactions. The total return and net investment income would have been lower, and total expense ratios would have been higher if the management and incentive fees, as well as sponsor fees, had been charged to the Master Fund instead of the Feeder Fund.

Note 8.     Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 31, 2019, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – LRR Master Fund (522) LLC

(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of and for the year ended December 31, 2018, is accurate and complete.

David Young, President

Gemini Alternative Funds, LLC — Sponsor

Galaxy Plus Fund – QIM

Master Fund (526) LLC

(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to

Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2018

Independent Auditor’s Report

Managing Member

Galaxy Plus Fund LLC

Report on the Financial Statements

We have audited the accompanying financial statements of Galaxy Plus Fund—QIM Master Fund (526) LLC (the Fund), which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2018, and the related statements of operations and changes in member’s equity for the year then ended, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Plus Fund—QIM Master Fund (526) LLC as of December 31, 2018, and the results of its operations for the year then ended in accordance with accounting principles generally accepted in the United States of America.

Denver, Colorado

March 31, 2019

Galaxy Plus Fund - QIM Master Fund (526) LLC

(A Delaware Limited Liability Company)

Statement of Financial Condition

December 31, 2018

(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$5,427,516
Restricted cash - margin balance	1,365,849
Other assets	1,676

Total assets	$6,795,041

Liabilities and Member’s Equity

Liabilities
Deficit in in commodity trading accounts at clearing brokers:
Investments in futures contracts at fair value
(represents unrealized depreciation on open derivative contracts, net)	$90,860
Payable to Onshore Feeder Fund	38,172

Total liabilities	129,032

Member’s equity	6,666,009

Total liabilities and member’s equity	$6,795,041

See notes to financial statements.

Galaxy Plus Fund- QIM Master Fund (526) LLC

(A Delaware Limited Liability Company)

Condensed Schedule of Investments

December 31, 2018

(Expressed in U.S. Dollars)

	Number of Contracts/Units	Fair Value	Percent of Member’s Equity
Long positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Currency	14	$6,450	0.10%
Energy	21	(42,664)	(0.64)
Index	53	9,710	0.15
Interest	4	537	0.01
Metals	26	4,484	0.06
Foreign:
Futures contracts:
Energy	10	(22,690)	(0.34)
Index	90	(70,852)	(1.06)
Interest	89	35,115	0.53

Total long positions		(79,910)	(1.20)

Short positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Currency	40	(7,041)	(0.11)
Interest	14	(9,442)	(0.14)
Metals	8	13,401	0.20
Foreign:
Futures contracts:
Index	6	(7,868)	(0.12)

Total short positions		(10,950)	(0.16)

Investments in futures contracts, at fair value		$(90,860)	(1.36)%

See notes to financial statements.

Galaxy Plus Fund - QIM Master Fund (526) LLC

(A Delaware Limited Liability Company)

Statement of Operations

For the year ended December 31, 2018

(Expressed in U.S. Dollars)

Investment Income:
Interest income	$—

Total income	—

Net investment income	—

Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized gain (loss) from:
Derivative contracts[1]	(2,655,446)
Foreign currency transactions	18,449
(2,636,997)

Net decrease in unrealized appreciation on:
Derivative contracts	(633,091)
Translation of assets and liabilities denominated in foreign currencies	(11,910)
(645,001)

Net realized and unrealized loss on investments and foreign currency transactions	(3,281,998)

Net decrease in member’s capital resulting from operations	$(3,281,998)

1Includes broker trading commissions

See notes to financial statements.

Galaxy Plus Fund - QIM Master Fund (526) LLC

(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity

For the year ended December 31, 2018

(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment income	$—
Net realized gain (loss) from derivative contracts and foreign currency transactions	(2,636,997)
Net increase (decrease) in unrealized depreciation on derivative contracts and translation of assets and liabilities denominated in foreign currencies	(645,001)

Net decrease in member’s capital resulting from operations	(3,281,998)

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	3,049,217
Payments for redemptions of capital	(3,969,467)

Net decrease in member’s equity resulting from capital transactions	(920,250)

Total decrease	(4,202,248)

Member’s equity, beginning of year	10,868,257

Member’s equity, end of year	$6,666,009

See notes to financial statements.

Galaxy Plus Fund – QIM Master Fund (526) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

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

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or other Master Funds. Galaxy Plus Fund – QIM Feeder Fund (526) (“LLC526”), a separated series of the Onshore Platform and Galaxy Plus Fund – QIM Offshore Feeder Fund (526) Segregated Portfolio (“SPC526”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2018, SPC526 had not yet commenced operations and LLC526 is the sole member.

LLC526 and SPC526 are collectively hereafter referred to as the “Feeder Funds”.

Subscriptions and redemptions into the Feeder Funds and the corresponding transactions with the Master Fund and are governed by the Onshore Platform’s and the Offshore Platform’s respective Confidential Offering Memorandums.

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

Notes to Financial Statements

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $6,757,201 is held in USD and $36,164 in foreign currencies as of December 31, 2018, and are recorded in cash and restricted cash – margin balance on the statement of financial condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2018 included restricted cash for margin requirements of $1,365,849. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2018 included amounts due to the broker for unsettled trades of $0.

Offsetting of amounts related to certain contracts: When the requirements are met, the Master Fund offsets certain fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement (See Note 5).

Galaxy Plus Fund – QIM Master Fund (526) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

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

Foreign currency transactions: The Master Fund’s financial statements are denominated in USD. However, foreign currency forward contracts, non-U.S. futures contracts, and non-U.S. options on futures contracts are denominated in currencies other than USD. Assets and liabilities and transactions denominated in currencies other than the USD are translated into USD at the rates in effect either at the close of business on the last business day of the reporting period or on the date of such transactions, respectively. Such fluctuations are included with the unrealized appreciation (depreciation) on open derivative contracts, net. Net realized foreign exchange gain or loss arises from the sales of foreign currencies and currency gains or losses realized between trade and settlement dates. Net unrealized foreign exchange gain and loss arises from changes in the fair value of margin collateral assets and liabilities resulting from changes in exchange rates.

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

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the years ended December 31, 2016 through 2018, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the year, the Master Fund did not accrue any interest or penalties.

Galaxy Plus Fund – QIM Master Fund (526) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

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

Recent Accounting Pronouncement: In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. In general, the amendments in ASU 2018-13 are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt the removed or modified disclosures upon the issuance of ASU 2018-13 and may delay adoption of the additional disclosures, which are required for public companies only, until their effective date. Management is currently evaluating the impacts ASU 2018-13 will have on the financial statements.

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

Notes to Financial Statements

Level 3 — Values for investments categorized as Level 3 are based on prices or valuation techniques that require inputs that are both significant to the fair value and unobservable, including valuations by the Sponsor in the absence of readily ascertainable fair values.

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2018. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

Exchange-traded derivative contracts that are actively traded are valued based on daily quoted settlement prices from the respective exchange and are categorized in Level 1 of the fair value hierarchy. Exchange- traded derivative contracts not actively traded and over-the-counter (OTC) derivative contracts can include futures contracts, option on futures contracts, forward contracts and option contracts whose values are based on an underlying such as interest rates, foreign currencies, credit standing of reference entities, equities or commodities. Such derivative contracts are valued using observable market data, including currency spot rates or quoted prices of the related underlying obtained from the applicable exchange or market. OTC derivative contracts are valued using the above described pricing methodology and are categorized as Level 2 within the fair value hierarchy.

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2018.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – QIM Master Fund (526) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2018. Presentation is gross- as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative contracts:
Futures contracts:
Currency	$7,496	$7,496	$—	$—
Energy	360	360	—	—
Index	38,661	38,661	—	—
Interest	41,408	41,408	—	—
Metals	19,587	19,587	—	—

Total investment assets at fair value	107,512	107,512	—	—

Liabilities:
Derivative contracts:
Futures contracts:
Currency	(8,088)	(8,088)	—	—
Energy	(65,715)	(65,715)	—	—
Index	(107,672)	(107,672)	—	—
Interest	(15,197)	(15,197)	—	—
Metals	(1,700)	(1,700)	—	—

Total investment liabilities at fair value	(198,372)	(198,372)	—	—

Total net investment at fair value	$(90,860)	$(90,860)	$—	$—

Galaxy Plus Fund – QIM Master Fund (526) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 4.          Derivative Financial Instruments

Derivative financial instruments speculatively traded by the Master Fund can include U.S. and foreign futures, options on futures contracts, and forward currency contracts (collectively, derivatives) whose values are based upon an underlying asset, indices, or reference rates, and generally represent future commitments to exchange cash flows, or to purchase or sell other financial instruments at specified future dates. A derivative contract may be traded on an exchange or OTC. Exchange-traded derivatives are standardized and include futures and options on futures contracts. OTC derivative contracts are negotiated between contracting parties and include forward currency contracts and certain options. Derivatives are subject to various risks similar to those related to the underlying financial instruments including market and credit risks.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2018.

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

Galaxy Plus Fund – QIM Master Fund (526) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures and forward contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments. Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. As of December 31, 2018, the Master Fund had open futures contracts with the following notional values by sector:

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Currency	14	$1,604,925	Currency	40	$(4,992,125)
Energy	31	1,427,570	Index	6	(990,689)
Index	143	12,387,934	Interest	14	(1,756,188)
Interest	93	16,987,001	Metals	8	(526,200)
Metals	26	3,180,090

During the year ended December 31, 2018, the Master Fund participated in 15,503 futures contract transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading Gain (Loss)*
Futures contracts:
Currency	$905,112
Energy	619,398
Index	(5,375,281)
Interest	350,308
Metals	319,147
Total futures contracts	(3,181,316)

Trading costs	(107,221)

Total net trading gain (loss)	(3,288,537)

*Includes both realized loss of ($2,655,446) and unrealized depreciation of ($633,091) and is located in net realized and unrealized gain (loss) on investments on the statement of operations. Amounts exclude foreign currency transactions and translation.

Galaxy Plus Fund – QIM Master Fund (526) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

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

The following tables summarize the Master Fund’s netting arrangements:

Description	Gross Amounts of Recognized Assets (Liabilities)	Offset in the Statement of Financial Condition	Net Amount of Assets (Liabilities) in the Statement of Financial Condition

Futures	$107,512	$(198,372)	$(90,860)
Total	$107,512	$(198,372)	$(90,860)

	Net amount in the Statement of Financial Condition	Cash Collateral Received by Counterparty	Net Amount which is not offset in the Statement of Financial Condition

Counterparty A	$(90,860)	$1,365,849	$1,274,989
Total	$(90,860)	$1,365,849	$1,274,989

Galaxy Plus Fund – QIM Master Fund (526) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 6.           Related Parties

Gemini Hedge Fund Services, LLC an affiliate of the Sponsor, provides administration services for the Master Fund.

Note 7.           Financial Highlights

Financial highlights of the Master Fund for the year December 31, 2018 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	(33.51)%

Ratios to average member’s equity (B):
Net investment income (C)	—%
Total expenses	—%

(A)	Total return is based on the change in average member’s equity during the period of a theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment income ratios are computed based upon weighted-average member’s equity as a whole for the year ended December 31, 2018.

(C)	The net investment income ratio excludes net realized and unrealized gains (losses) on investments.

Financial highlights are calculated for each member class taken as a whole. An individual member’s return and ratios may vary based on the timing of capital transactions. The total return would have been lower, and the net investment income and total expense ratios would have been higher if the management and incentive fees, as well as sponsor fee, had been charged to the Master Fund instead of the Feeder Fund.

Note 8.          Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 31, 2019, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – QIM Master Fund (526) LLC

(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of and for the year ended December 31, 2018, is accurate and complete.

David Young, President
Gemini Alternative Funds, LLC — Sponsor

Galaxy Plus Fund –
Quantmetrics

Master Fund (527) LLC

(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to

Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2018

Independent Auditor’s Report

Managing Member

Galaxy Plus Fund LLC

Report on the Financial Statements

We have audited the accompanying financial statements of Galaxy Plus Fund—Quantmetrics Master Fund (527) LLC (the Fund), which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2018, and the related statements of operations and changes in member’s equity for the year then ended, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Plus Fund—Quantmetrics Master Fund (527) LLC as of December 31, 2018, and the results of its operations for the year then ended in accordance with accounting principles generally accepted in the United States of America.

Emphasis of Matter Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Fund will continue as a going concern. As discussed in Note 1 to the financial statements, the Fund’s investor redeemed all of its investment in the Fund in February 2019 which raises substantial doubt about the Fund’s ability to continue as a going concern. Management’s plans with regard to this matter are also descried in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Denver, Colorado

March 31, 2019

Galaxy Plus Fund - Quantmetrics Master Fund (527) LLC
(A Delaware Limited Liability Company)

Statement of Financial Condition
December 31, 2018
(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$5,072,927
Restricted cash - margin balance	391,733
Investments in futures contracts at fair value
(represents unrealized appreciation on open derivative contracts, net)	22,348
Receivable from Onshore Feeder Fund	22,275
Other assets	4,627

Total assets	$5,513,910

Liabilities and Member’s Equity

Total liabilities	$—

Member’s equity	5,513,910

Total liabilities and member’s equity	$5,513,910

See notes to financial statements.

Galaxy Plus Fund - Quantmetrics Master Fund (527) LLC
(A Delaware Limited Liability Company)

Condensed Schedule of Investments
December 31, 2018
(Expressed in U.S. Dollars)

	Number of Contracts/Units	Fair Value	Percent of Member’s Equity
Long positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Index	6	$5,389	0.10%
Interest	7	6,500	0.12
Foreign:
Futures contracts:
Index	40	6,013	0.11
Interest	18	4,614	0.08

Total long positions		22,516	0.41

Short positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Currency	5	(1,631)	(0.03)
Foreign:
Futures contracts:
Index	8	1,463	0.03

Total short positions		(168)	(0.00)

Investments in futures contracts, at fair value		$22,348	0.41%

See notes to financial statements.

Galaxy Plus Fund - Quantmetrics Master Fund (527) LLC
(A Delaware Limited Liability Company)

Statement of Operations
For the year ended December 31, 2018
(Expressed in U.S. Dollars)

Investment Income:
Interest income	$78,313

Total income	78,313

Net investment income	78,313

Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized loss from:
Derivative contracts[1]	(187,371)
Foreign currency transactions	(46,097)
(233,468)

Net increase in unrealized appreciation on:
Derivative contracts	22,348
Translation of assets and liabilities denominated in foreign currencies	41,975
64,323

Net realized and unrealized loss on investments and foreign currency transactions	(169,145)

Net decrease in member’s equity resulting from operations	$(90,832)

1Includes broker trading commissions

See notes to financial statements.

Galaxy Plus Fund - Quantmetrics Master Fund (527) LLC
(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity
For the year ended December 31, 2018
(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment income	$78,313
Net realized gain (loss) from derivative contracts and foreign currency transactions	(233,468)
Net increase (decrease) in unrealized appreciation on derivative contracts and translation of assets and liabilities denominated in foreign currencies	64,323

Net decrease in member’s equity resulting from operations	(90,832)

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	2,360,485
Payments for redemptions of capital	(2,976,416)

Net decrease in member’s equity resulting from capital transactions	(615,931)

Total decrease	(706,763)

Member’s equity, beginning of period	6,220,673

Member’s equity, end of period	$5,513,910

See notes to financial statements.

Galaxy Plus Fund – Quantmetrics Master Fund (527) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

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

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or other Master Funds. Galaxy Plus Fund – Quantmetrics Feeder Fund (527) (“LLC527”), a separated series of the Onshore Platform and Galaxy Plus Fund – Quantmetrics Offshore Feeder Fund (527) Segregated Portfolio (“SPC527”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2018, SPC527 had not yet commenced operations and LLC527 is the sole member.

LLC527 and SPC527 are collectively hereafter referred to as the “Feeder Funds”.

In February 2019, LLC527 fully redeemed its equity from the Master Fund raising substantial doubt that the Master Fund will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Sponsor has elected to keep the Master Fund open and plans to find new seed capital so that trading can recommence. As a result, and based on the fact that a formal liquidation plan has not been adopted by the Sponsor, the Master Fund has not adopted the liquidation basis of accounting under FASB ASC 205-30 Presentation of Financial Statements-Liquidation Basis of Accounting.

Subscriptions and redemptions into the Feeder Funds and the corresponding transactions with the Master Fund and are governed by the Onshore Platform’s and the Offshore Platform’s respective Confidential Offering Memorandums.

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

Notes to Financial Statements

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $5,621,033 is held in USD and a payable balance of ($156,373) in foreign currencies as of December 31, 2018, and are recorded in cash on the statement of financial condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2018 included restricted cash for margin requirements of $391,733. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2018 included amounts due to the broker for unsettled trades of $0.

Offsetting of amounts related to certain contracts: When the requirements are met, the Master Fund offsets certain fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement (See Note 5).

Galaxy Plus Fund – Quantmetrics Master Fund (527) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

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

Foreign currency transactions: The Master Fund’s financial statements are denominated in USD. However, foreign currency forward contracts, non-U.S. futures contracts, and non-U.S. options on futures contracts are denominated in currencies other than USD. Assets and liabilities and transactions denominated in currencies other than the USD are translated into USD at the rates in effect either at the close of business on the last business day of the reporting period or on the date of such transactions, respectively. Such fluctuations are included with the unrealized appreciation (depreciation) on open derivative contracts, net. Net realized foreign exchange gain or loss arises from the sales of foreign currencies and currency gains or losses realized between trade and settlement dates. Net unrealized foreign exchange gain and loss arises from changes in the fair value of margin collateral assets and liabilities resulting from changes in exchange rates.

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

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the years ended December 31, 2016 through 2018, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the year, the Master Fund did not accrue any interest or penalties.

Galaxy Plus Fund – Quantmetrics Master Fund (527) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

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

Recent Accounting Pronouncement: In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. In general, the amendments in ASU 2018-13 are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt the removed or modified disclosures upon the issuance of ASU 2018-13 and may delay adoption of the additional disclosures, which are required for public companies only, until their effective date. Management is currently evaluating the impacts ASU 2018-13 will have on the financial statements.

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

Notes to Financial Statements

Level 3 — Values for investments categorized as Level 3 are based on prices or valuation techniques that require inputs that are both significant to the fair value and unobservable, including valuations by the Sponsor in the absence of readily ascertainable fair values.

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2018. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

Exchange-traded derivative contracts that are actively traded are valued based on daily quoted settlement prices from the respective exchange and are categorized in Level 1 of the fair value hierarchy. Exchange- traded derivative contracts not actively traded and over-the-counter (OTC) derivative contracts can include futures contracts, option on futures contracts, forward contracts and option contracts whose values are based on an underlying such as interest rates, foreign currencies, credit standing of reference entities, equities or commodities. Such derivative contracts are valued using observable market data, including currency spot rates or quoted prices of the related underlying obtained from the applicable exchange or market. OTC derivative contracts are valued using the above described pricing methodology and are categorized as Level 2 within the fair value hierarchy.

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2018.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – Quantmetrics Master Fund (527) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2018. Presentation is gross -as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative contracts:
Futures contracts:
Index	15,461	15,461	—	—
Interest	12,733	12,733	—	—

Total investment assets at fair value	28,194	28,194

Liabilities:
Derivative contracts:
Futures contracts:
Currency	(1,631)	(1,631)	—	—
Index	(2,596)	(2,596)	—	—
Interest	(1,619)	(1,619)	—	—

Total investment liabilities at fair value	(5,846)	(5,846)

Total net investment at fair value	$22,348	$22,348	$—	$—

Galaxy Plus Fund – Quantmetrics Master Fund (527) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 4.         Derivative Financial Instruments

Derivative financial instruments speculatively traded by the Master Fund can include U.S. and foreign futures, options on futures contracts, and forward currency contracts (collectively, derivatives) whose values are based upon an underlying asset, indices, or reference rates, and generally represent future commitments to exchange cash flows, or to purchase or sell other financial instruments at specified future dates. A derivative contract may be traded on an exchange or OTC. Exchange-traded derivatives are standardized and include futures and options on futures contracts. OTC derivative contracts are negotiated between contracting parties and include forward currency contracts and certain options. Derivatives are subject to various risks similar to those related to the underlying financial instruments including market and credit risks.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2018.

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

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures and forward contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments. Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. As of December 31, 2018, the Master Fund had open futures contracts with the following notional values by sector:

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Index	46	$2,419,489	Currency	5	$(399,688)
Interest	25	4,295,949	Index	8	(677,726)

Galaxy Plus Fund – Quantmetrics Master Fund (527) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

During the year ended December 31, 2018, the Master Fund participated in 52,805 futures contract transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading Gain (Loss)*
Futures contracts:
Currency	$(1,779)
Index	(248,625)
Interest	206,991
Metals	(23,110)
Total futures	(66,523)

Trading costs	(98,500)

Total net trading gain (loss)	$(165,023)

*Includes realized loss of ($187,371) and unrealized appreciation of $22,348 is located in net realized gain (loss) on investments the statement of operations. Amounts exclude foreign currency transactions and translation.

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

Galaxy Plus Fund – Quantmetrics Master Fund (527) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

The following tables summarize the Master Fund’s netting arrangements:

Description	Gross Amounts of Recognized Assets (Liabilities)	Offset in the Statement of Financial Condition	Net Amount of Assets (Liabilities) in the Statement of Financial Condition

Futures	$(5,846)	$28,194	$22,348
Total	$(5,846)	$28,194	$22,348

	Net amount in the Statement of Financial Condition	Cash Collateral Received by Counterparty	Net Amount which is not offset in the Statement of Financial Condition

Counterparty A	$22,348	$391,733	$414,081
Total	$22,348	$391,733	$414,081

Note 6.	Related Party

Gemini Hedge Fund Services, LLC an affiliate of the Sponsor, provides administration services for the Master Fund.

Note 7.	Financial Highlights

Financial highlights of the Master Fund for the year ended December 31, 2018 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	(2.95)%

Ratios to average member’s equity (B):
Net investment income (C)	1.28%
Total expenses	—%

(A)	Total return is based on the change in average member’s equity during the period of a theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment income ratios are computed based upon weighted-average member’s equity as a whole for the year ended December 31, 2018.

(C)	The net investment income ratio excludes net realized and unrealized gains (losses) on investments.

Financial highlights are calculated for each member class taken as a whole. An individual member’s return and ratios may vary based on the timing of capital transactions. The negative total return would have been larger, the net investment income would have been lower, and total expense ratios would have been higher if the management and incentive fees, as well as sponsor fee, had been charged to the Master Fund instead of the Feeder Fund.

Galaxy Plus Fund – Quantmetrics Master Fund (527) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 8.	Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 31, 2019, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – Quantmetrics Master Fund (527) LLC

(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of and for the year ended December 31, 2018 is accurate and complete.

David Young, President
Gemini Alternative Funds, LLC — Sponsor

Galaxy Plus Fund – Doherty

Master Fund (528) LLC

(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to

Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2018

Independent Auditor’s Report

Managing Member

Galaxy Plus Fund LLC

Report on the Financial Statements

We have audited the accompanying financial statements of Galaxy Plus Fund—Doherty Master Fund (528) LLC (the Fund), which comprise the statements of financial condition, including the condensed schedule of investments, as of December 31, 2018, and the related statements of operations and changes in member’s equity for the year then ended, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Plus Fund—Doherty Master Fund (528) LLC as of December 31, 2018, and the results of its operations for the year then ended in accordance with accounting principles generally accepted in the United States of America.

Denver, Colorado

March 31, 2019

Galaxy Plus Fund -Doherty Master Fund (528) LLC

(A Delaware Limited Liability Company)

Statement of Financial Condition

December 31, 2018

(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$2,746,169
Restricted cash - margin balance	80,570
Investments in futures contracts at fair value
(represents unrealized appreciation on open derivative contracts, net)	11,540
Options purchased, at fair value (cost: $198,035)	229,945
Receivable from Onshore Feeder Fund	19,571
Other assets	2,205

Total assets	$3,090,000

Liabilities and member’s equity

Liabilities
Deficit in commodity trading accounts at clearing brokers:
Options written, at fair value (proceeds: $108,895)	$80,940
Total liabilities	80,940

Member’s equity	3,009,060

Total liabilities and member’s equity	$3,090,000

See notes to financial statements.

Galaxy Plus Fund- Doherty Master Fund (528) LLC

(A Delaware Limited Liability Company)

Condensed Schedule of Investments

December 31, 2018

(Expressed in U.S. Dollars)

	Number of Contracts/Units	Fair Value	Percent of Member’s Equity
Long positions:
Derivative contracts:
Domestic (United States):
Options purchased on futures contracts:
Index
S&P E-Mini Options
Maturity January 2019 (cost: $161,710)	106	$201,820	6.71%
Other (cost: $36,325)	75	28,125	0.93
Futures contracts:
Index	7	11,540	0.38

Total long positions		241,485	8.03

Short positions:
Derivative contracts:
Domestic (United States):
Options written on futures contracts:
Index (proceeds: $108,895)	300	(80,940)	(2.69)

Total short positions		(80,940)	(2.69)

Investments and options, at fair value		$160,545	5.34%

See notes to financial statements.

Galaxy Plus Fund -Doherty Master Fund (528) LLC

(A Delaware Limited Liability Company)

Statement of Operations

For the year ended December 31, 2018

(Expressed in U.S. Dollars)

Net investment income	$—

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) from:
Derivative contracts[1]	(76,761)
(76,761)

Net increase (decrease) in unrealized appreciation on:
Derivative contracts	35,251
35,251

Net realized and unrealized loss on investments	(41,510)

Net decrease in member’s equity resulting from operations	$(41,510)

1Includes broker trading commissions

See notes to financial statements.

Galaxy Plus Fund- Doherty Master Fund (528) LLC

(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity

For the year ended December 31, 2018

(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment income	$—
Net realized gain (loss) from investments	(76,761)
Net increase (decrease) in unrealized appreciation on investments	35,251

Net decrease in member’s equity resulting from operations	(41,510)

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	232,266
Payments for redemptions of capital	(960,962)

Net decrease in member’s equity resulting from capital transactions	(728,696)

Total decrease	(770,206)

Member’s equity, beginning of period	3,779,266

Member’s equity, end of period	$3,009,060

See notes to financial statements.

Galaxy Plus Fund – Doherty Master Fund (528) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

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

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or other Master Funds. Galaxy Plus Fund – Doherty Feeder Fund (528) (“LLC528”), a separated series of the Onshore Platform and Galaxy Plus Fund – Doherty Offshore Feeder Fund (528) Segregated Portfolio (“SPC528”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2018, SPC528 has not yet commenced operations and LLC528 is the sole member.

LLC528 and SPC528 are collectively hereafter referred to as the “Feeder Funds”.

Subscriptions and redemptions into the Feeder Funds and the corresponding transactions with the Master Fund and are governed by the Onshore Platform’s and the Offshore Platform’s respective Confidential Offering Memorandums.

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

Notes to Financial Statements

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund can hold various currencies at the clearing broker, of which $2,826,739 is held in USD and $0 in foreign currencies as of December 31, 2018, and are recorded in cash and restricted cash – margin balance on the statement of financial condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2018 included restricted cash for margin requirements of $80,570. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2018 included amounts due to the broker for unsettled trades of $0.

Offsetting of amounts related to certain contracts: When the requirements are met, the Master Fund offsets certain fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement (See Note 5).

Galaxy Plus Fund – Doherty Master Fund (528) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

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

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the years ended December 31, 2016 through 2018, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the year, the Master Fund did not accrue any interest or penalties.

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

Notes to Financial Statements

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

Recent Accounting Pronouncement: In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. In general, the amendments in ASU 2018-13 are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt the removed or modified disclosures upon the issuance of ASU 2018-13 and may delay adoption of the additional disclosures, which are required for public companies only, until their effective date. Management is currently evaluating the impacts ASU 2018-13 will have on the financial statements.

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

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2018. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

Galaxy Plus Fund – Doherty Master Fund (528) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Exchange-traded derivative contracts that are actively traded are valued based on daily quoted settlement prices from the respective exchange and are categorized in Level 1 of the fair value hierarchy. Exchange- traded derivative contracts not actively traded and over-the-counter (OTC) derivative contracts can include futures contracts, option on futures contracts, forward contracts and option contracts whose values are based on an underlying such as interest rates, foreign currencies, credit standing of reference entities, equities or commodities. Such derivative contracts are valued using observable market data, including currency spot rates or quoted prices of the related underlying obtained from the applicable exchange or market. OTC derivative contracts are valued using the above described pricing methodology and are categorized as Level 2 within the fair value hierarchy.

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2018.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – Doherty Master Fund (528) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2018. Presentation is gross -as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative contracts:
Options purchased on futures contracts:
Index	$229,945	$229,945	$—	$—
Futures contracts:
Index	11,540	11,540	—	—

Total investment assets at fair value	241,485	241,485	—	—

Liabilities:
Derivative contracts:
Options written on futures contracts:
Index	(80,940)	(80,940)	—	—

Total investment liabilities at fair value	(80,940)	(80,940)	—	—

Total net investment at fair value	$160,545	$160,545	$—	$—

Galaxy Plus Fund – Doherty Master Fund (528) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 4.     Derivative Financial Instruments

Derivative financial instruments speculatively traded by the Master Fund can include U.S. and foreign futures, options on futures contracts and forward currency contracts (collectively, derivatives) whose values are based upon an underlying asset, indices, or reference rates, and generally represent future commitments to exchange cash flows, or to purchase or sell other financial instruments at specified future dates. A derivative contract may be traded on an exchange or OTC. Exchange-traded derivatives are standardized and include futures and options on futures contracts. OTC derivative contracts are negotiated between contracting parties and include forward currency contracts and certain options. Derivatives are subject to various risks similar to those related to the underlying financial instruments including market and credit risks.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2018.

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

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures and forward contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments. Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. As of December 31, 2018, the Master Fund had open futures contracts with the following notional values by sector:

Description	Quantity	Notional Value
Long:
Index	7	$876,820

Galaxy Plus Fund – Doherty Master Fund (528) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

During the year ended December 31, 2018, the Master Fund participated in 644 futures contract, and 4,407 options on futures contract transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading Gain (Loss)*
Options on futures contracts:
Index	$(523,187)
Total options on futures contracts	(523,187)

Futures contracts:
Index	505,113
Total futures contracts	505,113

Trading costs	(23,436)

Total net trading gain (loss)	$(41,510)

*Includes both realized loss of ($76,761) and unrealized appreciation of $35,251 and is located in net realized and unrealized gain (loss) on investments on the statement of operations.

Galaxy Plus Fund – Doherty Master Fund (528) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

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

The following tables summarize the Master Fund’s netting arrangements:

Description	Gross Amounts of Recognizedssss Assets (Liabilities)	Offset in the Statement of Financial Condition	Net Amount of Assets (Liabilities) in the Statement of Financial Condition

Futures	$11,540	$—	$11,540
Options purchased on futures contracts	229,945	—	229,945
Options written on futures contracts	(80,940)	—	(80,940)
Total	$160,545	$—	$160,545

	Net amount in the Statement of Financial Condition	Cash Collateral Received by Counterparty	Net Amount which is not offset in the Statement of Financial Condition

Counterparty A	$160,545	$80,570	$241,115
Total	$160,545	$80,570	$241,115

Galaxy Plus Fund – Doherty Master Fund (528) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 6.     Related Parties

Gemini Hedge Fund Services, LLC an affiliate of the Sponsor, provides administration services for the Master Fund.

Note 7.     Financial Highlights

Financial highlights of the Master Fund for the year ended December 31, 2018 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	(0.58)%

Ratios to average member’s equity (B):
Net investment income (C)	—%
Total expenses	—%

(A)	Total return is based on the change in average member’s equity during the period of a theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment income ratios are computed based upon weighted-average member’s equity as a whole for the year ended December 31, 2018.

(C)	The net investment income ratio excludes net realized and unrealized gains (losses) on investments.

Financial highlights are calculated for each member class taken as a whole. An individual member’s return and ratios may vary based on the timing of capital transactions. The total return and net investment income would have been lower, and total expense ratios would have been higher if the management and incentive fees, as well as sponsor fees, had been charged to the Master Fund instead of the Feeder Fund.

Note 8.     Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 31, 2019, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – Doherty Master Fund (528) LLC

(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of and for the year ended December 31, 2018, is accurate and complete.

David Young, President

Gemini Alternative Funds, LLC — Sponsor

Galaxy Plus Fund – TT

Master Fund (531) LLC

(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to

Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2018

Independent Auditor’s Report

Managing Member

Galaxy Plus Fund LLC

Report on the Financial Statements

We have audited the accompanying financial statements of Galaxy Plus Fund—TT Master Fund (531) LLC, which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2018, and the related statements of operations and changes in member’s equity for the year then ended, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Plus Fund—TT Master Fund (531) LLC as of December 31, 2018, and the results of its operations for the year then ended, in accordance with accounting principles generally accepted in the United States of America.

Denver, Colorado

March 31, 2019

Galaxy Plus Fund - TT Master Fund (531) LLC

(A Delaware Limited Liability Company)

Statement of Financial Condition

December 31, 2018

(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$643,497
Restricted cash - margin balance	1,760,356
Investments in futures contracts at fair value
(represents unrealized appreciation on open derivative contracts, net)	170,861
Receivable from Onshore Feeder Fund	24,516
Other assets	6,362

Total assets	$2,605,592

Liabilities and Member’s Equity

Total liabilities	$—

Member’s equity	2,605,592

Total liabilities and member’s equity	$2,605,592

See notes to financial statements.

Galaxy Plus Fund - TT Master Fund (531) LLC

(A Delaware Limited Liability Company)

Condensed Schedule of Investments

December 31, 2018

(Expressed in U.S. Dollars)

	Number of Contracts/Units	Fair Value	Percent of Member’s Equity
Long positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	16	$7,950	0.31%
Currency	72	(16,360)	(0.63)
Energy	4	(2,430)	(0.10)
Index	22	(2,448)	(0.09)
Interest	9	15,334	0.59
Metals	10	(6,513)	(0.25)
Foreign:
Futures contracts:
Agriculture	3	(500)	(0.02)
Currency	13	3,730	0.14
Interest	170	123,054	4.72

Total long positions		$121,817	4.68%

(Continued)

Galaxy Plus Fund - TT Master Fund (531) LLC

(A Delaware Limited Liability Company)

Condensed Schedule of Investments (Continued)

December 31, 2018

(Expressed in U.S. Dollars)

	Number of Contracts/Units	Change in Unrealized Gain (Loss), Fair Value	Percent of Member’s Equity
Short positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	116	$60,996	2.34%
Currency	59	(7,538)	(0.29)
Energy	8	22,132	0.85
Index	75	5,471	0.21
Interest	40	(66,894)	(2.56)
Metals	40	31,711	1.22
Futures contracts:
Agriculture	18	(644)	(0.02)
Currency	10	(2,055)	(0.08)
Energy	1	270	0.01
Index	87	8,183	0.31
Interest	78	(2,588)	(0.10)

Total short positions		49,044	1.88

Investments in futures contracts, at fair value		$170,861	6.56%

See notes to financial statements.

Galaxy Plus Fund - TT Master Fund (531) LLC

(A Delaware Limited Liability Company)

Statement of Operations

For the year ended December 31, 2018

(Expressed in U.S. Dollars)

Investment Income:
Interest income	$37,276

Net investment income	37,276

Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized loss from:
Derivative contracts	(494,441)
Foreign currency transactions	(19,847)
(514,288)
Net increase (decrease) in unrealized appreciation on:
Derivative contracts	(394,133)
Translation of assets and liabilities denominated in foreign currencies	18,006
(376,127)

Net realized and unrealized loss on investments and foreign currency transactions	(890,415)

Net decrease in member’s equity resulting from operations	$(853,139)

See notes to financial statements.

Galaxy Plus Fund - TT Master Fund (531) LLC

(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity

For the year ended December 31, 2018

(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment income	$37,276
Net realized gain (loss) from derivative contracts and foreign currency transactions	(514,288)
Net increase (decrease) in unrealized depreciation on derivative contracts and translation of assets and liabilities denominated in foreign currencies	(376,127)

Net decrease in member’s equity resulting from operations	(853,139)

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	5,159,786
Payments for redemptions of capital	(6,966,877)

Net decrease in member’s equity resulting from capital transactions	(1,807,091)

Total decrease	(2,660,230)

Member’s equity, beginning of year	5,265,822

Member’s equity, end of year	$2,605,592

See notes to financial statements.

Galaxy Plus Fund – TT Master Fund (531) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

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

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or other Master Funds. Galaxy Plus Fund – TT Feeder Fund (531) (“LLC531”), a separated series of the Onshore Platform and Galaxy Plus Fund – TT Offshore Feeder Fund (531) Segregated Portfolio (“SPC531”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2018, SPC531 had not yet commenced operations and LLC531 is the sole member.

LLC531 and SPC531 are collectively hereafter referred to as the “Feeder Funds”.

Subscriptions and redemptions into the Feeder Funds and the corresponding transactions with the Master Fund and are governed by the Onshore Platform’s and the Offshore Platform’s respective Confidential Offering Memorandums.

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

Notes to Financial Statements

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $2,482,163 is held in USD and account payable of $78,310 in foreign currencies as of December 31, 2018, and are recorded in cash and restricted cash – margin balance on the statement of financial condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2018 included restricted cash for margin requirements of $1,760,356. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2018 included amounts due to the broker for unsettled trades of $0.

Offsetting of amounts related to certain contracts: When the requirements are met, the Master Fund offsets certain fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement (See Note 5).

Galaxy Plus Fund – TT Master Fund (531) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

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

Foreign currency transactions: The Master Fund’s financial statements are denominated in USD. However, foreign currency forward contracts, non-U.S. futures contracts, and non-U.S. options on futures contracts are denominated in currencies other than USD. Assets and liabilities and transactions denominated in currencies other than the USD are translated into USD at the rates in effect either at the close of business on the last business day of the reporting period or on the date of such transactions, respectively. Such fluctuations are included with the unrealized appreciation (depreciation) on open derivative contracts, net. Net realized foreign exchange gain or loss arises from the sales of foreign currencies and currency gains or losses realized between trade and settlement dates. Net unrealized foreign exchange gain and loss arises from changes in the fair value of margin collateral assets and liabilities resulting from changes in exchange rates.

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

Galaxy Plus Fund – TT Master Fund (531) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the years ended December 31, 2017 and 2018, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the year, the Master Fund did not accrue any interest or penalties.

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

Recent Accounting Pronouncement: In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. In general, the amendments in ASU 2018-13 are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt the removed or modified disclosures upon the issuance of ASU 2018-13 and may delay adoption of the additional disclosures, which are required for public companies only, until their effective date. Management is currently evaluating the impacts ASU 2018-13 will have on the financial statements.

Galaxy Plus Fund – TT Master Fund (531) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

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

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2018. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

Exchange-traded derivative contracts that are actively traded are valued based on daily quoted settlement prices from the respective exchange and are categorized in Level 1 of the fair value hierarchy. Exchange- traded derivative contracts not actively traded and over-the-counter (OTC) derivative contracts can include futures contracts, option on futures contracts, forward contracts and option contracts whose values are based on an underlying such as interest rates, foreign currencies, credit standing of reference entities, equities or commodities. Such derivative contracts are valued using observable market data, including currency spot rates or quoted prices of the related underlying obtained from the applicable exchange or market. OTC derivative contracts are valued using the above described pricing methodology and are categorized as Level 2 within the fair value hierarchy.

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2018.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – TT Master Fund (531) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2018. Presentation is gross- as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative contracts:
Futures contracts:
Agriculture	$90,247	$90,247	$—	$—
Currency	36,358	36,358	—	—
Energy	22,592	22,592	—	—
Index	20,677	20,677	—	—
Interest	139,027	139,027	—	—
Metals	64,364	64,364	—	—

Total investment assets at fair value	373,265	373,265

Liabilities:
Derivative contracts:
Futures contracts:
Agriculture	(22,445)	(22,445)	—	—
Currency	(58,581)	(58,581)	—	—
Energy	(2,620)	(2,620)	—	—
Index	(9,471)	(9,471)	—	—
Interest	(70, 121)	(70,121)	—	—
Metals	(39, 166)	(39,166)	—	—

Total investment liabilities at fair value	(202,404)	(202,404)	—	—

Total net investment at fair value	$170,861	$170,861	$—	$—

Galaxy Plus Fund – TT Master Fund (531) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 4.     Derivative Financial Instruments

Derivative financial instruments speculatively traded by the Master Fund can include U.S. and foreign futures, options on futures contracts, and forward currency contracts (collectively, derivatives) whose values are based upon an underlying asset, indices, or reference rates, and generally represent future commitments to exchange cash flows, or to purchase or sell other financial instruments at specified future dates. A derivative contract may be traded on an exchange or OTC. Exchange-traded derivatives are standardized and include futures and options on futures contracts. OTC derivative contracts are negotiated between contracting parties and include forward currency contracts and certain options. Derivatives are subject to various risks similar to those related to the underlying financial instruments including market and credit risks.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2018.

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

Galaxy Plus Fund – TT Master Fund (531) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures and forward contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments. Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. As of December 31, 2018, the Master Fund had open futures contracts with the following notional values by sector:

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Agriculture	19	$671,714	Agriculture	134	$(2,725,899)
Currency	85	4,148,731	Currency	69	(6,096,470)
Energy	4	107,210	Energy	9	(375,460)
Index	22	141,790	Index	162	(1,343,517)
Interest	179	38,000,186	Interest	118	(20,410,830)
Metals	10	316,963	Metals	40	(2,116,516)

During the year ended December 31, 2018, the Master Fund participated in 19,232 futures contract transaction.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading Gain(Loss)*
Futures contracts:
Agriculture	$(260,113)
Currency	(334,216)
Energy	12,054
Index	(306,198)
Interest	186,791
Metals	(136,582)
Total futures	(838,264)

Trading costs	(50,310)

Total net trading gain (loss)	$(888,574)

*Includes both realized loss of ($494,441) and unrealized depreciation of ($394,133) and is located in net realized and unrealized gain (loss) on investments on the statement of operations. Amounts exclude foreign currency transactions and translation.

Galaxy Plus Fund – TT Master Fund (531) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

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

The following tables summarize the Master Fund’s netting arrangements:

Description	Gross Amounts of Recognized Assets (Liabilities)	Offset in the Statement of Financial Condition	Net Amount of Assets (Liabilities) in the Statement of Financial Condition

Futures	$373,265	$(202,404)	$170,861
Total	$373,265	$(202,404)	$170,861

	Net amount in the Statement of Financial Condition	Cash Collateral Received by Counterparty	Net Amount which is not offset in the Statement of Financial Condition

Counterparty A	$170,861	$1,760,356	$1,931,217
Total	$170,861	$1,760,356	$1,931,217

Galaxy Plus Fund – TT Master Fund (531) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 6. Related Parties

Gemini Hedge Fund Services, LLC an affiliate of the Sponsor, provides administration services for the

Master Fund.

Note 7.     Financial Highlights

Financial highlights of the Master Fund for the year ended December 31, 2018 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	(10.52)%

Ratios to average member’s equity (B):
Net investment income(C)	1.05%
Total expenses	—%

(A)	Total return is based on the change in average member’s equity during the period of a theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment income ratios are computed based upon weighted-average member’s equity as a whole for the year ended December 31, 2018.

(C)	The net investment income ratio excludes net realized and unrealized gains (losses) on investments.

Financial highlights are calculated for each member class taken as a whole. An individual member’s return and ratios may vary based on the timing of capital transactions. The total return and net investment income would have been lower, and total expense ratios would have been higher if the management and incentive fees, as well as sponsor fee, had been charged to the Master Fund instead of the Feeder Fund.

Note 8. Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 31, 2019, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – TT Master Fund (531) LLC

(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report for the year ended December 31, 2018, is accurate and complete.

David Young, President
Gemini Alternative Funds, LLC — Sponsor

Galaxy Plus Fund – Aspect

Master Fund (532) LLC

(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to

Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2018

Independent Auditor’s Report

Managing Member

Galaxy Plus Funds LLC

Report on the Financial Statements

We have audited the accompanying financial statements of Galaxy Plus Fund—Aspect Master Fund (532) LLC (the Fund), which comprise the statements of financial condition, including the condensed schedule of investments, as of December 31, 2018, and the related statements of operations and changes in member’s equity for the year then ended, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Plus Fund—Aspect Master Fund (532) LLC as of December 31, 2018, and the results of its operations for the year then ended in accordance with accounting principles generally accepted in the United States of America.

Denver, Colorado

March 31, 2019

Galaxy Plus Fund - Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Statement of Financial Condition

December 31, 2018

(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$575,100
Restricted cash - margin balance	442,427
Investments in futures contracts at fair value
(represents unrealized appreciation on open derivative contracts, net)	63,253
Receivable from Onshore Feeder Fund	27,506

Total assets	$1,108,286

Liabilities and Member’s Equity

Total liabilities	$—

Member’s equity	1,108,286

Total liabilities and member’s equity	$1,108,286

See notes to financial statements.

Galaxy Plus Fund - Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Condensed Schedule of Investments

December 31, 2018

(Expressed in U.S. Dollars)

	Number of Contracts/Units	Fair Value	Percent of Member’s Equity
Long positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Currency	7	$3,735	0.34%
Interest	8	15,797	1.43
Foreign:
Futures contracts:
Interest	54	28,224	2.55

Total long positions		47,756	4.31

Short positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	10	16,908	1.53
Currency	51	(12,180)	(1.11)
Energy	1	3,641	0.33
Interest	5	(5,941)	(0.54)
Metals	4	15,754	1.42
Foreign:
Futures contracts:
Index	4	(2,375)	(0.21)
Interest	10	(310)	(0.03)

Total short positions		15,497	1.40

Investments in futures contracts, at fair value		$63,253	5.71%

See notes to financial statements.

Galaxy Plus Fund - Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Statement of Operations

For the year ended December 31, 2018

(Expressed in U.S. Dollars)

Investment Income:
Interest income	$19,803

Net investment income	19,803

Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized loss from:
Derivative contracts[1]	(773,361)
Foreign currency transactions	(1,467)
(774,828)

Net increase (decrease) in unrealized depreciation on:
Derivative contracts	(6,309)
Translation of assets and liabilities denominated in foreign currencies	552
(5,757)

Net realized and unrealized loss on investments and foreign currency transactions	(780,585)

Net decrease in member’s equity resulting from operations	$(760,782)

1Includes broker trading commissions

See notes to financial statements.

Galaxy Plus Fund - Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity

For the year ended December 31, 2018

(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment income	$19,803
Net realized gain (loss) from derivative contracts and foreign currency transactions	(774,828)
Net increase (decrease) in unrealized depreciation on derivative contracts and translation of assets and liabilities denominated in foreign currencies	(5,757)

Net decrease in member’s equity resulting from operations	(760,782)

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	1,444,871
Payments for redemptions of capital	(1,500,245)

Net decrease in member’s equity resulting from capital transactions	(55,374)

Total decrease	(816,156)

Member’s equity, beginning of year	1,924,442

Member’s equity, end of year	$1,108,286

See notes to financial statements.

Galaxy Plus Fund – Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

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

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or Other Master Funds. Galaxy Plus Fund – Aspect Feeder Fund (532) (“LLC532”), a separated series of the Onshore Platform and Galaxy Plus Fund – Aspect Offshore Feeder Fund (532) Segregated Portfolio (“SPC532”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2018, SPC532 had not commenced operations and LLC532 is the sole member.

LLC532 and SPC532 are collectively hereafter referred to as the “Feeder Funds”.

Subscriptions and redemptions into the Feeder Funds and the corresponding transactions with the Master Fund and are governed by the Onshore Platform’s and the Offshore Platform’s respective Confidential Offering Memorandums.

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

Notes to Financial Statements

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $1,018,622 is held in USD and a payable balance of ($1,091) in foreign currencies as of December 31, 2018, and are recorded in cash and restricted cash – margin balance on the statement of financial condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2018 included restricted cash for margin requirements of $442,427. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2018 included amounts due to the broker for unsettled trades of $0.

Offsetting of amounts related to certain contracts: When the requirements are met, the Master Fund offsets certain fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement (see Note 5).

Galaxy Plus Fund – Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

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

Foreign currency transactions: The Master Fund’s financial statements are denominated in USD. However, foreign currency forward contracts, non-U.S. futures contracts, and non-U.S. options on futures contracts are denominated in currencies other than USD. Assets and liabilities and transactions denominated in currencies other than the USD are translated into USD at the rates in effect either at the close of business on the last business day of the reporting period or on the date of such transactions, respectively. Such fluctuations are included with the unrealized appreciation (depreciation) on open derivative contracts, net. Net realized foreign exchange gain or loss arises from the sales of foreign currencies and currency gains or losses realized between trade and settlement dates. Net unrealized foreign exchange gain and loss arises from changes in the fair value of margin collateral assets and liabilities resulting from changes in exchange rates.

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

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the years ended December 31, 2016 through 2018, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the year, the Master Fund did not accrue any interest or penalties.

Galaxy Plus Fund – Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

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

Recent Accounting Pronouncement: In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework–Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. In general, the amendments in ASU 2018-13 are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt the removed or modified disclosures upon the issuance of ASU 2018-13 and may delay adoption of the additional disclosures, which are required for public companies only, until their effective date. Management is currently evaluating the impacts ASU 2018-13 will have on the consolidated financial statements.

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

Notes to Financial Statements

Level 3 — Values for investments categorized as Level 3 are based on prices or valuation techniques that require inputs that are both significant to the fair value and unobservable, including valuations by the Sponsor in the absence of readily ascertainable fair values.

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2018. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

Exchange-traded derivative contracts that are actively traded are valued based on daily quoted settlement prices from the respective exchange and are categorized in Level 1 of the fair value hierarchy. Exchange- traded derivative contracts not actively traded and over-the-counter (OTC) derivative contracts can include futures contracts, option on futures contracts, forward contracts and option contracts whose values are based on an underlying such as interest rates, foreign currencies, credit standing of reference entities, equities or commodities. Such derivative contracts are valued using observable market data, including currency spot rates or quoted prices of the related underlying obtained from the applicable exchange or market. OTC derivative contracts are valued using the above described pricing methodology and are categorized as Level 2 within the fair value hierarchy.

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2018.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2018. Presentation is gross -as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative contracts:
Futures contracts:
Agriculture	$16,908	$16,908	$—	$—
Currency	33,020	33,020	—	—
Energy	3,641	3,641	—	—
Index	476	476	—	—
Interest	45,075	45,075	—	—
Metals	15,754	15,754	—	—

Total investment assets at fair value	114,874	114,874	—	—

Liabilities:
Derivative contracts:
Futures contracts:
Currency	(41,465)	(41,465)	—	—
Index	(2,851)	(2,851)	—	—
Interest	(7,305)	(7,305)	—	—

Total investment liabilities at fair value	(51,621)	(51,621)	—	—

Total net investment at fair value	$63,253	$63,253	$—	$—

Galaxy Plus Fund – Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 4.        Derivative Financial Instruments

Derivative financial instruments speculatively traded by the Master Fund can include U.S. and foreign futures, options on futures contracts and forward currency contracts (collectively, derivatives) whose values are based upon an underlying asset, indices, or reference rates, and generally represent future commitments to exchange cash flows, or to purchase or sell other financial instruments at specified future dates. A derivative contract may be traded on an exchange or OTC. Exchange-traded derivatives are standardized and include futures and options on futures contracts. OTC derivative contracts are negotiated between contracting parties and include forward currency contracts and certain options. Derivatives are subject to various risks similar to those related to the underlying financial instruments including market and credit risks.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2018.

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

Galaxy Plus Fund – Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures and forward contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments. Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. As of December 31, 2018, the Master Fund had open futures contracts with the following notional values by sector:

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Currency	7	$175,910	Agriculture	10	$(303,908)
Interest	62	12,490,913	Currency	51	(4,750,245)
			Energy	1	(54,688)
			Index	4	(150,241)
			Interest	15	(2,726,758)
			Metals	4	(222,264)

During the year ended December 31, 2018, the Master Fund participated in 6,606 futures contract transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading Gain (Loss)*
Futures contracts:
Agriculture	$(72,252)
Currency	(222,782)
Energy	(32,686)
Index	(484,031)
Interest	39,970
Metals	5,365
Total futures contracts	(766,416)

Trading costs	(13,254)

Total net trading gain (loss)	$(779,670)

*Includes both realized loss of ($773,361) and unrealized depreciation of ($6,309) and is located in net realized and unrealized gain (loss) on investments on the statement of operations. Amounts exclude foreign currency transactions and translation.

Galaxy Plus Fund – Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

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

The following tables summarize the Master Fund’s netting arrangements:

Description	Gross Amounts of Recognized Assets (Liabilities)	Offset in the Statement of Financial Condition	Net Amount of Assets (Liabilities) in the Statement of Financial Condition

Futures	$114,874	$(51,621)	$63,253
Total	$114,874	$(51,621)	$63,253

	Net amount in the Statement of Financial Condition	Cash Collateral Received by Counterparty	Net Amount which is not offset in the Statement of Financial Condition

Counterparty A	$63,253	$442,427	$505,680
Total	$63,253	$442,427	$505,680

Galaxy Plus Fund – Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 6.        Related Parties

Gemini Hedge Fund Services, LLC an affiliate of the Sponsor, provides administration services for the Master Fund.

Note 7.        Financial Highlights

Financial highlights of the Master Fund for the year ended December 31, 2018 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	(40.13)%

Ratios to average member’s equity (B):
Net investment income (C)	1.25%
Total expenses	—%

(A)	Total return is based on the change in average member’s equity during the period of a theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment income ratios are computed based upon weighted-average member’s equity as a whole for the year ended December 31, 2018.

(C)	The net investment income ratio excludes net realized and unrealized gains (losses) on investments.

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

Note 8.        Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 31, 2019, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – Aspect Master Fund (532) LLC
(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of and for the year ended December 31, 2018, is accurate and complete.

David Young, President

Gemini Alternative Funds, LLC — Sponsor

Galaxy Plus Fund – Quest FIT

Master Fund (535) LLC

(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to

Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2018

Independent Auditor’s Report

Managing Member

Galaxy Plus Fund LLC

Report on the Financial Statements

We have audited the accompanying financial statements of Galaxy Plus Fund—Quest FIT Master Fund (535) LLC (the Fund), which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2018, and the related statements of operations and changes in member’s equity for the year then ended, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Plus Fund—Quest FIT Master Fund (535) LLC as of December 31, 2018, and the results of its operations for the year then ended in accordance with accounting principles generally accepted in the United States of America.

Denver, Colorado

March 31, 2019

Galaxy Plus Fund - Quest FIT Master Fund (535) LLC

(A Delaware Limited Liability Company)

Statement of Financial Condition

December 31, 2018

(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$721,598
Restricted cash - margin balance	87,560
Investments in futures contracts at fair value
(represents unrealized appreciation on open derivative contracts, net)	2,116
Receivable from Onshore Feeder Fund	3,320
Other assets	2,990

Total assets	$817,584

Liabilities and Member’s Equity

Total liabilities	$—

Member’s equity	817,584

Total liabilities and member’s equity	$817,584

See notes to financial statements.

Galaxy Plus Fund - Quest FIT Master Fund (535) LLC

(A Delaware Limited Liability Company)

Condensed Schedule of Investments

December 31, 2018

(Expressed in U.S. Dollars)

	Number of		Percent of
	Contracts/Units	Fair Value	Member’s Equity
Long positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	1	$960	0.12%

Total long positions		960	0.12

Short positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	13	5,724	0.70
Currency	7	(6,179)	(0.76)
Index	1	3,333	0.41
Interest	1	(750)	(0.09)
Foreign:
Futures contracts:
Index	2	(972)	(0.12)

Total short positions		1,156	0.15

Investments in futures contracts, at fair value		$2,116	0.26%

See notes to financial statements.

Galaxy Plus Fund - Quest FIT Master Fund (535) LLC

(A Delaware Limited Liability Company)

Statement of Operations

For the year ended December 31, 2018

(Expressed in U.S. Dollars)

Investment Income:
Interest income	$18,651

Net investment income	18,651

Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized loss from:
Derivative contracts[1]	(341,024)
Foreign currency transactions	(11,744)
(352,768)

Net increase (decrease) in unrealized depreciation on:
Derivative contracts	(46,929)
Translation of assets and liabilities denominated in foreign currencies	13,576
(33,353)

Net realized and unrealized loss on investments and foreign currency transactions	(386,121)

Net decrease in member’s equity resulting from operations	$(367,470)

1Includes broker trading commissions

See notes to financial statements.

Galaxy Plus Fund - Quest FIT Master Fund (535) LLC

(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity
For the year ended December 31, 2018
(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment income	$18,651
Net realized gain (loss) from derivative contracts and foreign currency transactions	(352,768)
Net increase (decrease) in unrealized appreciation on derivative contracts and translation of assets and liabilities denominated in foreign currencies	(33,353)

Net decrease in member’s equity resulting from operations	(367,470)

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	3,633,940
Payments for redemptions of capital	(4,603,182)

Net decrease in member’s equity resulting from capital transactions	(969,242)

Total decrease	(1,336,712)

Member’s equity, beginning of year	2,154,296

Member’s equity, end of year	$817,584

See notes to financial statements.

Galaxy Plus Fund – Quest FIT Master Fund (535) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

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

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or other Master Funds. Galaxy Plus Fund – Quest FIT Feeder Fund (535) (“LLC535”), a separated series of the Onshore Platform and Galaxy Plus Fund – Quest FIT Offshore Feeder Fund (535) Segregated Portfolio (“SPC535”), a segregated portfolio of the Offshore Platform, each can invest in the Master Fund. As of December 31, 2018, SPC535 had not yet commenced operations and LLC535 is the sole member.

LLC535 and SPC535 are collectively hereafter referred to as the “Feeder Funds”.

Subscriptions and redemptions into the Feeder Funds and the corresponding transactions with the Master Fund and are governed by the Onshore Platform’s and the Offshore Platform’s respective Confidential Offering Memorandums.

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

Notes to Financial Statements

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund may hold various currencies at the clearing broker. The Master Fund did not hold any foreign currencies, and held $809,158 in USD as of December 31, 2018 which is recorded in cash and restricted cash – margin balance on the statement of financial condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2018 included restricted cash for margin requirements of $87,560. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2018 included amounts due to the broker for unsettled trades of $0.

Offsetting of amounts related to certain contracts: When the requirements are met, the Master Fund offsets certain fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement (See Note 5).

Galaxy Plus Fund – Quest FIT Master Fund (535) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

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

Foreign currency transactions: The Master Fund’s financial statements are denominated in USD. However, foreign currency forward contracts, non-U.S. futures contracts, and non-U.S. options on futures contracts are denominated in currencies other than USD. Assets and liabilities and transactions denominated in currencies other than the USD are translated into USD at the rates in effect either at the close of business on the last business day of the reporting period or on the date of such transactions, respectively. Such fluctuations are included with the unrealized appreciation (depreciation) on open derivative contracts, net. Net realized foreign exchange gain or loss arises from the sales of foreign currencies and currency gains or losses realized between trade and settlement dates. Net unrealized foreign exchange gain and loss arises from changes in the fair value of margin collateral assets and liabilities resulting from changes in exchange rates.

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

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the years ended December 31, 2016 through 2018, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the year, the Master Fund did not accrue any interest or penalties.

Galaxy Plus Fund – Quest FIT Master Fund (535) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

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

Recent Accounting Pronouncement: In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. In general, the amendments in ASU 2018-13 are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt the removed or modified disclosures upon the issuance of ASU 2018-13 and may delay adoption of the additional disclosures, which are required for public companies only, until their effective date. Management is currently evaluating the impacts ASU 2018-13 will have on the financial statements.

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

Notes to Financial Statements

Level 3 — Values for investments categorized as Level 3 are based on prices or valuation techniques that require inputs that are both significant to the fair value and unobservable, including valuations by the Sponsor in the absence of readily ascertainable fair values.

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2018. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

Exchange-traded derivative contracts that are actively traded are valued based on daily quoted settlement prices from the respective exchange and are categorized in Level 1 of the fair value hierarchy. Exchange- traded derivative contracts not actively traded and over-the-counter (OTC) derivative contracts can include futures contracts, option on futures contracts, forward contracts and option contracts whose values are based on an underlying such as interest rates, foreign currencies, credit standing of reference entities, equities or commodities. Such derivative contracts are valued using observable market data, including currency spot rates or quoted prices of the related underlying obtained from the applicable exchange or market. OTC derivative contracts are valued using the above described pricing methodology and are categorized as Level 2 within the fair value hierarchy.

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2018.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – Quest FIT Master Fund (535) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2018. Presentation is gross- as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative contracts:
Futures contracts:
Agriculture	$6,759	$6,759	$—	$—
Currency	3,190	3,190	—	—
Index	3,333	3,333	—	—

Total investment assets at fair value	13,282	13,282	—	—

Liabilities:
Derivative contracts:
Futures contracts:
Agriculture	(75)	(75)	—	—
Currency	(9,369)	(9,369)	—	—
Index	(972)	(972)	—	—
Interest	(750)	(750)	—	—

Total investment liabilities at fair value	(11,166)	(11,166)	—	—

Total net investment at fair value	$2,116	$2,116	$—	$—

Galaxy Plus Fund – Quest FIT Master Fund (535) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 4. Derivative Financial Instruments

Derivative financial instruments speculatively traded by the Master Fund can include U.S. and foreign futures, options on futures contracts, and forward currency contracts (collectively, derivatives) whose values are based upon an underlying asset, indices, or reference rates, and generally represent future commitments to exchange cash flows, or to purchase or sell other financial instruments at specified future dates. A derivative contract may be traded on an exchange or OTC. Exchange-traded derivatives are standardized and include futures and options on futures contracts. OTC derivative contracts are negotiated between contracting parties and include forward currency contracts and certain options. Derivatives are subject to various risks similar to those related to the underlying financial instruments including market and credit risks.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2018.

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

Galaxy Plus Fund – Quest FIT Master Fund (535) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures and forward contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments. Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. As of December 31, 2018, the Master Fund had open futures contracts with the following notional values by sector:

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Agriculture	1	$49,550	Agriculture	13	$(346,834)
			Currency	7	(548,625)
			Index	3	(188,106)
			Interest	1	(122,016)

During the year ended December 31, 2018, the Master Fund participated in 2,454 futures contract transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading
Gain (Loss)*
Futures contracts:
Agriculture	$61,599
Currency	(122,763)
Energy	(53,489)
Index	(235,587)
Interest	92,951
Metals	(110,543)
Total futures	(367,832)

Trading costs	(20,121)

Total net trading gain (loss)	$(387,953)

*Includes both realized loss of ($341,024) and unrealized depreciation of ($46,929) and is located in net realized and unrealized gain (loss) on investments on the statement of operations. Amounts exclude foreign currency transactions and translation.

Galaxy Plus Fund – Quest FIT Master Fund (535) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

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

The following tables summarize the Master Fund’s netting arrangements:

Description	Gross Amounts of Recognized Assets (Liabilities)	Offset in the Statement of Financial Condition	Net Amount of Assets (Liabilities) in the Statement of Financial Condition

Futures	$13,282	$(11,166)	$2,116
Total	$13,282	$(11,166)	$2,116

	Net amount in the Statement of Financial Condition	Cash Collateral Received by Counterparty	Net Amount which is not offset in the Statement of Financial Condition

Counterparty A	$2,116	$87,560	$89,676
Total	$2,116	$87,560	$89,676

Galaxy Plus Fund – Quest FIT Master Fund (535) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 6.        Related Parties

Gemini Hedge Fund Services, LLC an affiliate of the Sponsor, provides administration services for the Master Fund.

Note 7.        Financial Highlights

Financial highlights of the Master Fund for the year ended December 31, 2018 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	(27.62)%

Ratios to average member’s equity (B):
Net investment income (C)	0.90%
Total expenses	—%

(A)	Total return is based on the change in average member’s equity during the period of a theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment income ratios are computed based upon weighted-average member’s equity as a whole for the year ended December 31, 2018.

(C)	The net investment income ratio excludes net realized and unrealized gains (losses) on investments.

Financial highlights are calculated for each member class taken as a whole. An individual member’s return and ratios may vary based on the timing of capital transactions. The negative total return would have been higher, the net investment income would have been lower and total expense ratios would have been higher if the Trading Advisor management, incentive fees as well as the sponsor fees, had been charged to the Master Fund instead of the Feeder Fund.

Note 8.       Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 31, 2019, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – Quest FIT Master Fund (535) LLC

(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of and for the year ended December 31, 2018, is accurate and complete.

David Young, President

Gemini Alternative Funds, LLC — Sponsor

Galaxy Plus Fund – Welton
GDP Master Fund (538) LLC
(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to

Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2018

Independent Auditor’s Report

Managing Member

Galaxy Plus Fund LLC

Report on the Financial Statements

We have audited the accompanying financial statements of Galaxy Plus Fund—Welton GDP Master Fund (538) LLC (the Fund), which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2018, and the related statements of operations and changes in member’s equity for the year then ended, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Plus Fund—Welton GDP Master Fund (538) LLC as of December 31, 2018, and the results of its operations for the year then ended in accordance with accounting principles generally accepted in the United States of America.

Denver, Colorado

March 31, 2019

Galaxy Plus Fund - Welton GDP Master Fund (538) LLC
(A Delaware Limited Liability Company)

Statement of Financial Condition

December 31, 2018
(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$12,041,108
Restricted cash - margin balance	5,159,582
Investments in futures contracts at fair value
(represents unrealized appreciation on open derivative contracts, net)	1,181,328
Receivable from Onshore Feeder Fund	57,018

Total assets	$18,439,036

Liabilities and Member’s Equity

Total liabilities	$—

Member’s equity	18,439,036

Total liabilities member’s equity	$18,439,036

See notes to financial statements.

Galaxy Plus Fund - Welton GDP Master Fund (538) LLC
(A Delaware Limited Liability Company)

Condensed Schedule of Investments

December 31, 2018
(Expressed in U.S. Dollars)

	Number of Contracts/Units	Fair Value	Percent of Member’s Equity
Long positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	266	$(110,004)	(0.60)%
Currency	11	720	0.00
Energy	100	(203,512)	(1.09)
Index	10	240	0.00
Interest	346	226,412	1.23
Metals	164	(101,786)	(0.55)
Foreign:
Futures contracts:
Energy	3	(19,730)	(0.11)
Index	14	12,555	0.07
Interest	649	165,539	0.90

Total long positions		$(29,566)	(0.15)%

(Continued)

Galaxy Plus Fund - Welton GDP Master Fund (538) LLC
(A Delaware Limited Liability Company)

Condensed Schedule of Investments (Continued)
December 31, 2018

(Expressed in U.S. Dollars)

	Number of Contracts/Units	Fair Value	Percent of Member’s Equity
Short positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	459	249,343	1.35
Currency	229	(21,796)	(0.12)
Energy	129	537,377	2.91
Index	31	23,334	0.13
Interest	23	(2,391)	(0.01)
Metals	179	281,632	1.53
Foreign:
Futures contracts:
Energy	19	3,140	0.02
Index	81	140,416	0.76
Interest	48	(161)	(0.00)

Total short positions		1,210,894	6.57

Investments in future contracts, at fair value		$1,181,328	6.41%

See notes to financial statements.

Galaxy Plus Fund - Welton GDP Master Fund (538) LLC
(A Delaware Limited Liability Company)

Statement of Operations

For the year ended December 31, 2018
(Expressed in U.S. Dollars)

Investment Income:
Interest income	$131,437

Net investment income	131,437

Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized gain (loss) from:
Derivative contracts	(3,217,529)
Foreign currency transactions	15,623
(3,201,906)

Net increase in unrealized appreciation on:
Derivative contracts	697,871
Translation of assets and liabilities denominated in foreign currencies	22,043
719,914

Net realized and unrealized loss on investments and foreign currency transactions	(2,481,992)

Net decrease in member’s equity resulting from operations	$(2,350,555)

See notes to financial statements.

Galaxy Plus Fund - Welton GDP Master Fund (538) LLC
(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity

For the year ended December 31, 2018
(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment income	$131,437
Net realized gain (loss) from derivative contracts and foreign currency transactions	(3,201,906)
Net increase (decrease) in unrealized appreciation on derivative contracts and translation of assets and liabilities denominated in foreign currencies	719,914

Net decrease in member’s equity resulting from operations	(2,350,555)

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	3,701,413
Payments for redemptions of capital	(6,260,964)

Net decrease in member’s equity resulting from capital transactions	(2,559,551)

Total decrease	(4,910,106)

Member’s equity, beginning of year	23,349,142

Member’s equity, end of year	$18,439,036

See notes to financial statements.

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC
(A Delaware Limited Liability Company)

Notes to Financial Statements

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

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or other Master Funds. Galaxy Plus Fund – Welton GDP Feeder Fund (538W) (“LLC538W”), a separated series of the Onshore Platform and Galaxy Plus Fund – Welton GDP Offshore Feeder Fund (538W) Segregated Portfolio (“SPC538W”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2018, SPC538W had not yet commenced operations and LLC538W is the sole member.

LLC538W and SPC538W are collectively hereafter referred to as the “Feeder Funds”.

Subscriptions and redemptions into the Feeder Funds and the corresponding transactions with the Master Fund and are governed by the Onshore Platform’s and the Offshore Platform’s respective Confidential Offering Memorandums.

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

Notes to Financial Statements

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $16,747,577 is held in USD and a balance of $453,113 in foreign currencies as of December 31, 2018, and are recorded in cash and restricted cash – margin balance on the statement of financial condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2018 included restricted cash for margin requirements of $5,159,582. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2018 included amounts due to the broker for unsettled trades of $0.

Offsetting of amounts related to certain contracts: When the requirements are met, the Master Fund offsets certain fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement (See Note 5).

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC
(A Delaware Limited Liability Company)

Notes to Financial Statements

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

Foreign currency transactions: The Master Fund’s financial statements are denominated in USD. However, foreign currency forward contracts, non-U.S. futures contracts, and non-U.S. options on futures contracts are denominated in currencies other than USD. Assets and liabilities and transactions denominated in currencies other than the USD are translated into USD at the rates in effect either at the close of business on the last business day of the reporting period or on the date of such transactions, respectively. Such fluctuations are included with the unrealized appreciation (depreciation) on open derivative contracts, net. Net realized foreign exchange gain or loss arises from the sales of foreign currencies and currency gains or losses realized between trade and settlement dates. Net unrealized foreign exchange gain and loss arises from changes in the fair value of margin collateral assets and liabilities resulting from changes in exchange rates.

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

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the years ended December 31, 2017 and 2018, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the year, the Master Fund did not accrue any interest or penalties.

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC
(A Delaware Limited Liability Company)

Notes to Financial Statements

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

Recent Accounting Pronouncement: In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. In general, the amendments in ASU 2018-13 are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt the removed or modified disclosures upon the issuance of ASU 2018-13 and may delay adoption of the additional disclosures, which are required for public companies only, until their effective date. Management is currently evaluating the impacts ASU 2018-13 will have on the financial statements.

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

Notes to Financial Statements

Level 3 — Values for investments categorized as Level 3 are based on prices or valuation techniques that require inputs that are both significant to the fair value and unobservable, including valuations by the Sponsor in the absence of readily ascertainable fair values.

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2018. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

Exchange-traded derivative contracts that are actively traded are valued based on daily quoted settlement prices from the respective exchange and are categorized in Level 1 of the fair value hierarchy. Exchange- traded derivative contracts not actively traded and over-the-counter (OTC) derivative contracts can include futures contracts, option on futures contracts, forward contracts and option contracts whose values are based on an underlying such as interest rates, foreign currencies, credit standing of reference entities, equities or commodities. Such derivative contracts are valued using observable market data, including currency spot rates or quoted prices of the related underlying obtained from the applicable exchange or market. OTC derivative contracts are valued using the above described pricing methodology and are categorized as Level 2 within the fair value hierarchy.

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2018.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC
(A Delaware Limited Liability Company)

Notes to Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2018. Presentation is gross – as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative contracts:
Futures contracts:
Agriculture	$516,163	$516,163	$—	$—
Currency	191,088	191,088	—	—
Energy	551,225	551,225	—	—
Index	259,819	259,819	—	—
Interest	399,198	399,198	—	—
Metals	457,142	457,142	—	—

Total investment assets at fair value	2,374,635	2,374,635	—	—

Liabilities:
Derivative contracts:
Futures contracts:
Agriculture	(376,826)	(376,826)	—	—
Currency	(212,164)	(212,164)	—	—
Energy	(233,949)	(233,949)	—	—
Index	(83,274)	(83,274)	—	—
Interest	(9,798)	(9,798)	—	—
Metals	(277,296)	(277,296)	—	—

Total investment liabilities at fair value	(1,193,307)	(1,193,307)	—	—

Total net investment at fair value	$1,181,328	$1,181,328	$—	$—

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC
(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 4.	Derivative Financial Instruments

Derivative financial instruments speculatively traded by the Master Fund can include U.S. and foreign futures, options on futures contracts, and forward currency contracts (collectively, derivatives) whose values are based upon an underlying asset, indices, or reference rates, and generally represent future commitments to exchange cash flows, or to purchase or sell other financial instruments at specified future dates. A derivative contract may be traded on an exchange or OTC. Exchange-traded derivatives are standardized and include futures and options on futures contracts. OTC derivative contracts are negotiated between contracting parties and include forward currency contracts and certain options. Derivatives are subject to various risks similar to those related to the underlying financial instruments including market and credit risks.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2018.

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

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC
(A Delaware Limited Liability Company)

Notes to Financial Statements

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures and forward contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments. Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. As of December 31, 2018, the Master Fund had open futures contracts with the following notional values by sector:

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Agriculture	266	$3,463,789	Agriculture	459	$(11,051,881)
Currency	11	402,640	Currency	229	(22,305,575)
Energy	103	3,131,451	Energy	148	(6,297,582)
Index	24	1,366,150	Index	112	(13,657,348)
Interest	995	250,458,705	Interest	71	(11,026,276)
Metals	164	12,579,997	Metals	179	(11,756,783)

During the year ended December 31, 2018, the Master Fund participated in 27,560 futures contract transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading Gain (Loss)*
Futures contracts:
Agriculture	$(717,846)
Currency	653,351
Energy	1,098,145
Index	(2,128,568)
Interest	(260,054)
Metals	(742,088)
Total futures	(2,097,060)

Trading costs	(422,598)

Total net trading gain (loss)	$(2,519,658)

*Includes both realized loss of ($3,217,529) and unrealized appreciation of $697,871 and is located in net realized and unrealized gain (loss) on investments on the statement of operations. Amounts exclude foreign currency transactions and translation.

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC
(A Delaware Limited Liability Company)

Notes to Financial Statements

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

The following tables summarize the Master Fund’s netting arrangements:

Description	Gross Amounts of Recognized Assets (Liabilities)	Offset in the Statement of Financial Condition	Net Amount of Assets (Liabilities) in the Statement of Financial Condition

Futures	$2,374,635	$(1,193,307)	$1,181,328
Total	$2,374,635	$(1,193,307)	$1,181,328

	Net amount in the Statement of Financial Condition	Cash Collateral Received by Counterparty	Net Amount which is not offset in the Statement of Financial Condition

Counterparty A	$1,181,328	$5,159,582	$6,340,910
Total	$1,181,328	$5,159,582	$6,340,910

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC
(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 6.	Related Parties

Gemini Hedge Fund Services, LLC an affiliate of the Sponsor, provides administration services for the Master Fund.

Note 7.	Financial Highlights

Financial highlights of the Master Fund for the year ended December 31, 2018 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	(8.16)%

Ratios to average member’s equity (B):
Net investment income(C)	0.73%
Total expenses	—%

(A)	Total return is based on the change in average member’s equity during the period of a theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment income ratios are computed based upon weighted-average member’s equity as a whole for the year ended December 31, 2018.

(C)	The net investment income ratio excludes net realized and unrealized gains (losses) on investments.

Financial highlights are calculated for each member class taken as a whole. An individual member’s return and ratios may vary based on the timing of capital transactions. The total return and net investment income would have been lower, and total expense ratios would have been higher if the Trading Advisor management and incentive fees, as well as sponsor fees, had been charged to the Master Fund instead of the Feeder Fund.

Note 8.	Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 31, 2019, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC
(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of and for the year ended December 31, 2018 is accurate and complete.

David Young, President
Gemini Alternative Funds, LLC — Sponsor

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Funds
(Registrant)

Date: April 29, 2019	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Balanced Fund,
a Series of Frontier Funds
(Registrant)

Date: April 29, 2019	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Heritage Fund,
a Series of Frontier Funds
(Registrant)

Date: April 29, 2019	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Winton Fund,
a Series of Frontier Funds
(Registrant)

Date: April 29, 2019	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Select Fund,
a Series of Frontier Funds (Registrant)

Date: April 29, 2019	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Long/Short Commodity Fund, a Series of Frontier Funds (Registrant)

Date: April 29, 2019	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Diversified Fund,
a Series of Frontier Funds
(Registrant)

Date: April 29, 2019	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Masters Fund,
a Series of Frontier Funds
(Registrant)

Date: April 29, 2019	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds