Form 10-Q
period 2019-03-31
Frontier Funds; Frontier Long/Short Commodity Fund; Frontier Select Fund; Frontier Global Fund; Frontier Heritage Fund; Frontier Balanced Fund; Frontier Masters Fund; Frontier Diversified Fund
filed 2019-06-24
CIK 1261379, 1389128, 1389125, 1389124, 1389123, 1389122, 1450722, 1450720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51274

FRONTIER FUNDS

FRONTIER DIVERSIFIED FUND;

FRONTIER MASTERS FUND;

FRONTIER LONG/SHORT COMMODITY FUND;

FRONTIER BALANCED FUND;

FRONTIER SELECT FUND;

FRONTIER GLOBAL FUND (FORMERLY FRONTIER WINTON FUND);

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

Frontier Global Fund Class 1, Class 1AP and Class 2 Units;

Frontier Heritage Fund Class 1, Class 1AP and Class 2 Units

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No   ☒

(1)	These financial statements represent the consolidated financial statements of the Series of the Trust.

i

Special Note About Forward-Looking Statements

THIS REPORT CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS. THESE FORWARD-LOOKING STATEMENTS REFLECT THE MANAGING OWNER’S CURRENT EXPECTATIONS ABOUT THE FUTURE RESULTS, PERFORMANCE, PROSPECTS AND OPPORTUNITIES OF THE TRUST. THE MANAGING OWNER HAS TRIED TO IDENTIFY THESE FORWARD-LOOKING STATEMENTS BY USING WORDS SUCH AS “MAY,” “WILL,” “EXPECT,” “ANTICIPATE,” “BELIEVE,” “INTEND,” “SHOULD,” “ESTIMATE” OR THE NEGATIVE OF THOSE TERMS OR SIMILAR EXPRESSIONS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON INFORMATION CURRENTLY AVAILABLE TO THE MANAGING OWNER AND ARE SUBJECT TO A NUMBER OF RISKS, UNCERTAINTIES AND OTHER FACTORS, BOTH KNOWN, SUCH AS THOSE DESCRIBED IN THE “RISK FACTORS” SECTION UNDER PART II. ITEM 1A AND ELSEWHERE IN THIS REPORT, AND UNKNOWN, THAT COULD CAUSE THE TRUST’S ACTUAL RESULTS, PERFORMANCE, PROSPECTS OR OPPORTUNITIES TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS.

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF MARCH 31, 2019, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

ii

PART I. FINANCIAL INFORMATION

ITEM 1.	Series Financial Statements

The Series of Frontier Funds

Statements of Financial Condition

March 31, 2019 (unaudited) and December 31, 2018

	Frontier		Frontier		Frontier
	Diversified Fund		Masters Fund		Long/Short Commodity Fund
	3/31/2019	12/31/2018	3/31/2019	12/31/2018	3/31/2019	12/31/2018
ASSETS
Cash and cash equivalents	$-	$472,695	$4,634	$46,374	$27,591	$61,600
U.S. Treasury securities, at fair value	-	1,553,261	31,044	152,384	184,850	202,415
Incentive fees receivable	17,277	17,277	-	-	60,871	60,871
Swap contracts, at fair value	5,833,765	5,920,414	-	-	461,666	479,102
Investments in private investment companies, at fair value	12,345,731	11,084,463	4,997,050	4,661,327	1,500,814	1,729,241
Investments in unconsolidated trading companies, at fair value	19,736	1,160,910	15,106	775,088	23,927	28,163
Interest receivable	-	32,017	209	3,141	1,245	4,172
Due from Managing Owner	3,199	-	528	-	-	-
Redemptions receivable from private investment companies	31,288	-	56,644	-	-	-
Other assets	-	-	-	-	1,503	-

Total Assets	$18,250,996	$20,241,037	$5,105,215	$5,638,314	$2,262,467	$2,565,564

LIABILITIES & CAPITAL

LIABILITIES
Owner redemptions payable	$-	$-	$-	$-	$7,855	$-
Incentive fees payable to Managing Owner	-	10,897	-	-	-	-
Management fees payable to Managing Owner	-	3,875	-	8,347	-	-
Service fees payable to Managing Owner	2,490	4,498	1,287	1,750	7	51
Trading fees payable to Managing Owner	42,268	44,827	23,323	27,984	4,103	5,306
Advance on unrealized swap appreciation	4,000,000	4,000,000	-	-	115,000	115,000
Subscriptions in advance for service fee rebates	26,419	20,430	31,999	28,100	143	-
Other liabilities	2,664	-	367	-	-	-

Total Liabilities	4,073,841	4,084,527	56,976	66,181	127,108	120,357

CAPITAL
Managing Owner - Class 2	2,976	3,005	33,334	51,365	5,196	5,998
Managing Owner - Class 2a	-	-	-	-	15,324	20,484
Managing Owner - Class 3	156,703	172,426	19,476	20,019	-	-
Managing Owner - Class 3a	-	-	-	-	1,111	1,253
Limited Owner - Class 1	1,583,757	1,703,556	1,437,087	1,484,478	-	-
Limited Owner - Class 1a	-	-	-	-	17,701	20,051
Limited Owner - Class 2	6,163,896	7,669,749	1,120,644	1,241,610	66,177	78,098
Limited Owner - Class 2a	-	-	-	-	90,688	165,985
Limited Owner - Class 3	6,269,823	6,607,774	2,437,698	2,774,661	1,640,170	1,791,417
Limited Owner - Class 3a	-	-	-	-	298,992	361,921

Total Owners’ Capital	14,177,155	16,156,510	5,048,239	5,572,133	2,135,359	2,445,207

Non-Controlling Interests	-	-	-	-	-	-

Total Capital	14,177,155	16,156,510	5,048,239	5,572,133	2,135,359	2,445,207

Total Liabilities and Capital	$18,250,996	$20,241,037	$5,105,215	$5,638,314	$2,262,467	$2,565,564

Units Outstanding
Class 1	15,706	16,661	16,296	16,296	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	353	353
Class 2	51,524	63,494	11,023	12,008	762	851
Class 2a	N/A	N/A	N/A	N/A	1,798	2,803
Class 3	57,576	60,202	25,064	27,734	16,694	17,282
Class 3a	N/A	N/A	N/A	N/A	4,844	5,201

Net Asset Value per Unit
Class 1	$100.84	$102.25	$88.19	$91.10	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	$50.14	$56.80
Class 2	$119.69	$120.84	$104.69	$107.68	$93.67	$98.82
Class 2a	N/A	N/A	N/A	N/A	$58.96	$66.52
Class 3	$111.62	$112.62	$98.04	$100.77	$98.25	$103.66
Class 3a	N/A	N/A	N/A	N/A	$61.95	$69.83

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Financial Condition

March 31, 2019 (unaudited) and December 31, 2018

	Frontier Balanced Fund		Frontier Select Fund
	3/31/2019	12/31/2018	3/31/2019	12/31/2018
ASSETS
Cash and cash equivalents	$42,988	$37,556	$14,722	$25,072
U.S. Treasury securities, at fair value	288,004	123,409	98,635	82,386
Open trade equity, at fair value	143,826	220,659	-	-
Receivable from futures commission merchants	2,710,063	2,683,299	-	-
Swap contracts, at fair value	10,599,721	10,794,908	-	-
Investments in private investment companies, at fair value	21,038,058	22,854,326	3,122,067	3,252,075
Investments in unconsolidated trading companies, at fair value	73,545	1,744,999	500,149	523,180
Interest receivable	1,940	2,544	664	1,698
Redemptions receivable from private investment companies	270,647		-
Other assets	21,484	-	-	-

Total Assets	$35,190,276	$38,461,700	$3,736,237	$3,884,411

LIABILITIES & CAPITAL

LIABILITIES
Owner redemptions payable	$31,891	$23,759	$35,604	$-
Management fees payable to Managing Owner	8,966	13,917	-	-
Interest payable to Managing Owner	1,237	1,490	37	-
Service fees payable to Managing Owner	47,153	56,791	7,907	8,575
Trading fees payable to Managing Owner	88,587	101,770	7,483	7,812
Risk analysis fees payable	9,077	9,127	-	-
Advance on unrealized swap appreciation	6,176,555	6,176,555	-	-
Subscriptions in advance for service fee rebates	283,754	258,194	12,874	11,162
Other liabilities	-	-	1,166	-

Total Liabilities	6,647,220	6,641,603	65,071	27,549

CAPITAL
Managing Owner - Class 2	100,257	125,021	37,690	46,368
Managing Owner - Class 2a	211,681	251,097	-	-
Limited Owner - Class 1	22,821,736	25,703,922	3,564,419	3,709,130
Limited Owner - Class 1AP	349,425	355,112	1,893	1,897
Limited Owner - Class 2	4,101,516	4,403,354	67,164	99,467
Limited Owner - Class 2a	86,671	88,076	-	-
Limited Owner - Class 3a	871,770	893,515	-	-

Total Owners’ Capital	28,543,056	31,820,097	3,671,166	3,856,862

Non-Controlling Interests	-	-	-	-

Total Capital	28,543,056	31,820,097	3,671,166	3,856,862

Total Liabilities and Capital	$35,190,276	$38,461,700	$3,736,237	$3,884,411

Units Outstanding
Class 1	198,633	218,514	50,373	51,939
Class 1AP	2,647	2,647	23	23
Class 2	23,600	25,027	971	1,348
Class 2a	1,934	2,163	N/A	N/A
Class 3a	5,669	5,718	N/A	N/A

Net Asset Value per Unit
Class 1	$114.89	$117.63	$70.76	$71.41
Class 1AP	$132.01	$134.16	$82.30	$82.48
Class 2	$178.04	$180.94	$107.99	$108.18
Class 2a	$154.27	$156.81	N/A	N/A
Class 3a	$153.78	$156.26	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Financial Condition

March 31, 2019 (unaudited) and December 31, 2018

	Frontier Global Fund (Formerly Frontier Winton Fund)		Frontier Heritage Fund
	3/31/2019	12/31/2018	3/31/2019	12/31/2018
ASSETS
Cash and cash equivalents	$302,492	$951,485	$26,556	$135,096
U.S. Treasury securities, at fair value	2,026,585	3,126,551	177,918	443,921
Incentive fees receivable	-	-	697	697
Swap contracts, at fair value	-	-	2,905,249	2,955,444
Investments in private investment companies, at fair value	5,111,813	-	3,193,772	2,167,879
Investments in unconsolidated trading companies, at fair value	319,038	4,292,075	31,388	726,686
Interest receivable	13,648	64,446	1,198	9,150

Total Assets	$7,773,576	$8,434,557	$6,336,778	$6,438,873

LIABILITIES & CAPITAL

LIABILITIES
Owner redemptions payable	$-	$-	$14,345	$-
Management fees payable to Managing Owner	-	42,705	-	9,201
Interest payable to Managing Owner	5,504	8,124	619	1,238
Service fees payable to Managing Owner	13,888	17,803	6,058	6,684
Trading fees payable to Managing Owner	19,141	24,353	11,257	10,189
Advance on unrealized swap appreciation	-	-	1,900,000	1,900,000
Subscriptions in advance for service fee rebates	142,468	133,281	51,039	46,159
Subscriptions payable to private investment companies	105,800	-	-	-
Other liabilities	23,946	-	2,102	-

Total Liabilities	310,747	226,266	1,985,420	1,973,471

CAPITAL
Managing Owner - Class 2	84,363	107,598	39,187	46,961
Limited Owner - Class 1	7,018,056	7,755,444	3,246,372	3,331,725
Limited Owner - Class 1AP	33,491	32,082	1,012	1,006
Limited Owner - Class 2	326,919	313,167	577,405	573,992

Total Owners’ Capital	7,462,829	8,208,291	3,863,976	3,953,684

Non-Controlling Interests	-	-	487,382	511,718

Total Capital	7,462,829	8,208,291	4,351,358	4,465,402

Total Liabilities and Capital	$7,773,576	$8,434,557	$6,336,778	$6,438,873

Units Outstanding
Class 1	51,477	58,946	32,567	33,374
Class 1AP	214	214	9	9
Class 2	2,104	2,248	4,018	4,071

Net Asset Value per Unit
Class 1	$136.33	$131.57	$99.68	$99.83
Class 1AP	$156.50	$149.92	$112.44	$111.78
Class 2	$195.48	$187.17	$153.46	$152.53

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

March 31, 2019 (unaudited)

	Frontier		Frontier		Frontier
	Diversified Fund		Masters Fund		Long/Short Commodity Fund
		% of Total Capital		% of Total Capital		% of Total Capital
Description	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)
SWAPS (1)
Frontier XXXV Diversified select swap (U.S.)	$5,833,765	41.15%	$-	-	$-	-
Frontier XXXVII L/S select swap (U.S.)	-	-	-	-	461,666	21.62%
Total Swaps	$5,833,765	41.15%	$-	-	$461,666	21.62%

PRIVATE INVESTMENT COMPANIES (3)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	$1,314,756	9.27%	$786,972	15.59%	$264,208	12.37%
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	1,254,558	8.85%	-	-	-	-
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	2,433,367	17.16%	-	-	-	-
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	1,579,744	11.14%	-	-	-	-
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	171,906	1.21%	-	-	-	-
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	528,218	3.73%	-	-	-	-
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	1,880,972	13.27%	1,186,544	23.50%	-	-
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	3,056,166	21.56%	1,900,912	37.65%	705,117	33.02%
Galaxy Plus Fund - TT Feeder Fund (531) LLC	-	0.00%	1,122,622	22.24%	-	-
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	126,044	0.89%	-	-	531,489	24.89%
Total Private Investment Companies	$12,345,731	87.07%	$4,997,050	98.99%	$1,500,814	70.28%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (3)
Frontier Trading Company XXXVIII, LLC	$-	0.00%	$4,018	0.08%	$23,927	1.12%
Frontier Trading Company II, LLC	19,736	0.14%	11,088	0.22%	-	-
Total Investment in Unconsolidated Trading Companies	$19,736	0.14%	$15,106	0.30%	$23,927	1.12%

U.S. TREASURY SECURITIES (2) FACE VALUE		Fair Value		Fair Value		Fair Value
$2,212,000	US Treasury Note 6.875% due 08/15/2025 (Cost $2,769,423)	$-	0.00%	$31,044	0.61%	$184,850	8.66%
		$-	0.00%	$31,044	0.61%	$184,850	8.66%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value	Face Value
US Treasury Note 6.875% due 08/15/2025 (2)	$-	$24,464	$145,666
	$-	$24,464	$145,666

Additional Disclosure on U.S. Treasury Securities	Cost	Cost	Cost
US Treasury Note 6.875% due 08/15/2025 (2)	$-	$30,628	$182,373
	$-	$30,628	$182,373

(1)	See Note 4 to the Financial Statements.
(2)	See Note 2 to the Financial Statements.
(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

March 31, 2019 (unaudited)

	Frontier		Frontier
	Balanced Fund		Select Fund
		% of Total Capital		% of Total Capital
Description	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)
LONG FUTURES CONTRACTS*
Various agriculture futures contracts (U.S.)	$(7,220)	-0.03%	-	0.00%
Various base metals futures contracts (U.S.)	(187)	0.00%	-	0.00%
Various interest rates futures contracts (Canada)	16,967	0.06%	-	0.00%
Various interest rates futures contracts (Europe)	70,828	0.25%	-	0.00%
Various interest rates futures contracts (Far East)	20,289	0.07%	-	0.00%
Various interest rates futures contracts (Oceanic)	47,651	0.17%	-	0.00%
Various interest rates futures contracts (U.S.)	27,031	0.09%	-	0.00%
Various soft futures contracts (U.S.)	3,200	0.01%	-	0.00%
Various stock index futures contracts (Europe)	5,687	0.02%	-	0.00%
Various stock index futures contracts (Oceanic)	(248)	0.00%	-	0.00%
Various stock index futures contracts (U.S.)	2,970	0.01%	-	0.00%
Total Long Futures Contracts	$186,968	0.67%	$-	0.00%
SHORT FUTURES CONTRACTS*
Various agriculture futures contracts (Europe)	$407	0.00	-	0.00%
Various agriculture futures contracts (U.S.)	10,850	0.04%	-	0.00%
Various base metals futures contracts (U.S.)	(3,294)	-0.01%	-	0.00%
Various energy futures contracts (U.S.)	2,780	0.01%	-	0.00%
Various precious metal futures contracts (U.S.)	2,350	0.01%	-	0.00%
Various soft futures contracts (U.S.)	14,425	0.05%	-	0.00%
Total Short Futures Contracts	$27,518	0.09%	$-	0.00%
CURRENCY FORWARDS*
Various currency forwards contracts (NA)	$(70,660)	-0.25%	$-	0.00%
Total Currency Forwards	$(70,660)	-0.25%	$-	0.00%
Total Open Trade Equity (Deficit)	$143,826	0.50%	$-	0.00%
SWAP (1)
Frontier XXXIV Balanced select swap (U.S.)	$10,599,721	37.14%	$-	-
Total Swap	$10,599,721	37.14%	$-	-

PRIVATE INVESTMENT COMPANIES (3)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	$2,395,043	8.39%	$-	-
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	2,008,090	7.04%	-	-
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	4,093,087	14.34%	-	-
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	2,675,584	9.37%	-	-
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	380,111	1.33%	-	-
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	490,758	1.72%	-	-
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	3,231,600	11.32%	-	-
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	5,511,498	19.31%	1,628,058	44.35%
Galaxy Plus Fund - TT Feeder Fund (531) LLC	-	0.00%	1,494,009	40.70%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	252,287	0.88%	-	-
Total Private Investment Companies	$21,038,058	73.70%	$3,122,067	85.04%

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
Frontier Trading Company II, LLC	$36,266	0.13%	$-	-
Frontier Trading Company XXXVIII, LLC	37,279	0.13%	12,767	0.35%
Frontier Trading Company XXXIX, LLC	-	-	487,382	13.28%
Total Investment in Unconsolidated Trading Companies	$73,545	0.27%	$500,149	13.63%

U.S. TREASURY SECURITIES (2) FACE VALUE		Fair Value		Fair Value
$2,212,000	US Treasury Note 6.875% due 08/15/2025 (Cost $2,769,423)	$288,004	1.01%	$98,635	2.69%
		$288,004	1.01%	$98,635	2.69%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value
US Treasury Note 6.875% due 08/15/2025 (2)	$226,953	$77,726
	$226,953	$77,726

Additional Disclosure on U.S. Treasury Securities	Cost	Cost
US Treasury Note 6.875% due 08/15/2025 (2)	$284,145	$97,314
	$284,145	$97,314

*	Except for those items disclosed, no individual futures, or forwards position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Note 4 to the Financial Statements.
(2)	See Note 2 to the Financial Statements.
(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

March 31, 2019 (unaudited)

	Frontier Global Fund (Formerly Frontier Winton Fund)		Frontier Heritage Fund
		% of Total Capital		% of Total Capital
Description	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)
SWAP (1)
Frontier Brevan Howard swap (U.S.)	$-	-	$2,905,249	66.77%
Total Swap	$-	-	$2,905,249	66.77%

PRIVATE INVESTMENT COMPANIES (3)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$5,111,813	68.50%	$1,185,833	27.25%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	-	-	2,007,939	46.15%
Total Private Investment Companies	$5,111,813	68.50%	$3,193,772	73.40%

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
Frontier Trading Company II, LLC	$56,721	0.76%	$8,360	0.19%
Frontier Trading Company XXXVIII, LLC	262,317	3.51%	23,029	0.53%
Total Investment in Unconsolidated Trading Companies	$319,038	4.27%	$31,389	0.72%

U.S. TREASURY SECURITIES (2) FACE VALUE		Fair Value		Fair Value
$2,212,000	US Treasury Note 6.875% due 08/15/2025 (Cost $2,769,423)	$2,026,585	27.16%	$177,918	4.09%
		$2,026,585	27.16%	$177,918	4.09%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value
US Treasury Note 6.875% due 08/15/2025 (2)	$1,596,989	$140,203
	$1,596,989	$140,203

Additional Disclosure on U.S. Treasury Securities	Cost	Cost
US Treasury Note 6.875% due 08/15/2025 (2)	$1,999,429	$175,534
	$1,999,429	$175,534

(1)	See Note 4 to the Financial Statements.
(2)	See Note 2 to the Financial Statements.
(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Condensed Schedule of Investments
December 31, 2018

	Frontier		Frontier		Frontier
	Diversified Fund		Masters Fund		Long/Short Commodity Fund
		% of Total Capital		% of Total Capital		% of Total Capital
Description	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)
SWAPS (1)
Frontier XXXV Diversified select swap (U.S.)	$5,920,414	36.64%	$-	-	$-	-
Frontier XXXVII L/S select swap (U.S.)	-	-	-	-	479,102	19.59%
Total Swaps	$5,920,414	36.64%	$-	-	$479,102	19.59%

PRIVATE INVESTMENT COMPANIES (3)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	$855,522	5.30%	$695,585	12.48%	$230,848	9.44%
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	1,150,943	7.12%	-	-	-	-
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	1,789,814	11.08%	-	-	-	-
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	1,517,376	9.39%	-	-	-	-
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	1,650,526	10.22%	-	-	-	-
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	446,649	2.76%	-	-	-	-
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	300,708	1.86%	-	-	-	-
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	3,266,499	20.22%	2,667,361	47.87%	887,952	36.31%
Galaxy Plus Fund - TT Feeder Fund (531) LLC	-	0.00%	1,298,381	23.30%	-	-
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	106,426	0.66%	-	-	610,441	24.96%
Total Private Investment Companies	$11,084,463	68.60%	$4,661,327	83.65%	$1,729,241	70.72%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (3)
Frontier Trading Company XXXVIII, LLC	$216,107	1.34%	$21,201	0.38%	$28,163	1.15%
Frontier Trading Company II, LLC	944,803	5.85%	753,887	13.53%	-	-
Total Investment in Unconsolidated Trading Companies	$1,160,910	7.19%	$775,088	13.91%	$28,163	1.15%

U.S. TREASURY SECURITIES (2) FACE VALUE		Fair Value		Fair Value		Fair Value
$4,512,000	US Treasury Note 6.875% due 08/15/2025 (Cost $5,589,456)	$1,553,261	9.61%	$152,384	2.73%	$202,415	8.28%
		$1,553,261	9.61%	$152,384	2.73%	$202,415	8.28

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value	Face Value
US Treasury Note 6.875% due 08/15/2025 (2)	$1,232,919	$120,957	$160,669
	$1,232,919	$120,957	$160,669

Additional Disclosure on U.S. Treasury Securities	Cost	Cost	Cost

US Treasury Note 6.875% due 08/15/2025 (2)	$1,527,337	$149,841	$199,037
	$1,527,337	$149,841	$199,037

(1)	See Note 4 to the Financial Statements.
(2)	See Note 2 to the Financial Statements.
(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Condensed Schedule of Investments
December 31, 2018

	Frontier		Frontier
	Balanced Fund		Select Fund
		% of Total Capital		% of Total Capital
Description	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)
LONG FUTURES CONTRACTS*
Various agriculture futures contracts (Europe)	$(1,472)	0.00%	$-	0.00%
Various agriculture futures contracts (U.S.)	8,490	0.03%	-	0.00%
Various base metals futures contracts (U.S.)	(31,117)	-0.10%	-	0.00%
Various energy futures contracts (U.S.)	(5,390)	-0.02%	-	0.00%
Various interest rates futures contracts (Canada)	7,402	0.02%	-	0.00%
Various interest rates futures contracts (Europe)	116,653	0.37%	-	0.00%
Various interest rates futures contracts (Far East)	17,226	0.05%	-	0.00%
Various interest rates futures contracts (Oceanic)	48,083	0.15%	-	0.00%
Various interest rates futures contracts (U.S.)	1,094	0.00%	-	0.00%
Various soft futures contracts (U.S.)	(2,025)	-0.01%	-	0.00%
Total Long Futures Contracts	$158,944	0.51%	$-	0.00%
SHORT FUTURES CONTRACTS*
Various agriculture futures contracts (Canada)	$9,613	0.03%	$-	-
Various agriculture futures contracts (U.S.)	6,120	0.02%	-	0.00%
Various base metals futures contracts (U.S.)	28,880	0.09%	-	0.00%
Various energy futures contracts (U.S.)	(600)	0.00%	-	0.00%
Various precious metal futures contracts (U.S.)	(1,305)	0.00%	-	0.00%
Various soft futures contracts (U.S.)	25,227	0.08%	-	0.00%
Various stock index futures contracts (Canada)	3,027	0.01%	-	0.00%
Various stock index futures contracts (Europe)	12,826	0.04%	-	0.00%
Various stock index futures contracts (U.S.)	128	0.00%	-	0.00%
Total Short Futures Contracts	$83,916	0.25%	$-	0.00%
CURRENCY FORWARDS*
Various currency forwards contracts (NA)	$(22,201)	-0.07%	$-	0.00%
Total Currency Forwards	$(22,201)	-0.07%	$-	0.00%
Total Open Trade Equity (Deficit)	$220,659	0.69%	$-	0.00%
SWAP (1)
Frontier XXXIV Balanced select swap (U.S.)	$10,794,908	33.92%	$-	-
Total Swap	$10,794,908	33.92%	$-	-
PRIVATE INVESTMENT COMPANIES (3)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	$1,526,456	4.80%	$-	-
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	1,852,304	5.82%	-	-
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	3,191,189	10.03%	-	-
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	3,451,307	10.85%	-	-
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	3,853,295	12.11%	-	-
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	484,157	1.52%	-	-
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	802,570	2.52%	-	-
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	7,426,768	23.34%	1,954,531	50.68%
Galaxy Plus Fund - TT Feeder Fund (531) LLC	-	0.00%	1,297,544	33.64%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	266,280	0.84%	-	-
Total Private Investment Companies	$22,854,326	71.81%	$3,252,075	84.32%
INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
Frontier Trading Company II, LLC	$1,710,577	5.38%	$-	-
Frontier Trading Company XXXVIII, LLC	34,422	0.11%	11,463	0.30%
Frontier Trading Company XXXIX, LLC	-	-	511,717	13.27%
Total Investment in Unconsolidated Trading Companies	$1,744,999	5.49%	$523,180	13.57%

U.S. TREASURY SECURITIES (2) FACE VALUE		Fair Value		Fair Value
$4,512,000	US Treasury Note 6.875% due 08/15/2025 (Cost $5,589,456)	$123,409	0.39%	$82,386	2.14%
		$123,409	0.39%	$82,386	2.14%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value
US Treasury Note 6.875% due 08/15/2025 (2)	$97,958	$65,395
	$97,958	$65,395

Additional Disclosure on U.S. Treasury Securities	Cost	Cost
US Treasury Note 6.875% due 08/15/2025 (2)	$121,350	$81,011
	$121,350	$81,011

*	Except for those items disclosed, no individual futures, or forwards position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Note 4 to the Financial Statements.
(2)	See Note 2 to the Financial Statements.
(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Condensed Schedule of Investments
December 31, 2018

	Frontier Winton Fund		Frontier Heritage Fund
Description	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
SWAP (1)
Frontier Brevan Howard swap (U.S.)	$-	-	$2,955,444	66.19%
Total Swap	$-	-	$2,955,444	66.19%

PRIVATE INVESTMENT COMPANIES (3)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	$-	-	$2,167,879	48.55%
Total Private Investment Companies	$-	-	$2,167,879	48.55%

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
Frontier Trading Company II, LLC	$3,857,075	46.99%	$664,923	14.89%
Frontier Trading Company XXXVIII, LLC	435,000	5.30%	61,763	1.38%
Total Investment in Unconsolidated Trading Companies	$4,292,075	52.29%	$726,686	16.27%

U.S. TREASURY SECURITIES (2) FACE VALUE		Fair Value		Fair Value
$4,512,000	US Treasury Note 6.875% due 08/15/2025 (Cost $5,589,456)	$3,126,551	38.09%	$443,921	9.94%
		$3,126,551	38.09%	$443,921	9.94%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value

US Treasury Note 6.875% due 08/15/2025 (2)		$2,481,736		$352,367
		$2,481,736		$352,367

Additional Disclosure on U.S. Treasury Securities		Cost		Cost

US Treasury Note 6.875% due 08/15/2025 (2)		$3,074,369		$436,512
		$3,074,369		$436,512

*	Except for those items disclosed, no individual futures, or forwards contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Note 4 to the Financial Statements.
(2)	See Note 2 to the Financial Statements.
(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Operations

For the Three Months Ended March 31, 2019 and 2018 (unaudited)

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	3/31/2019	3/31/2018	3/31/2019	3/31/2018	3/31/2019	3/31/2018
Investment income:
Interest - net	$4,868	$7,617	$690	$8,419	$698	$4,035

Total Income	4,868	7,617	690	8,419	698	4,035

Expenses:
Incentive Fees (rebate)	-	1,881	-	-	-	-
Management Fees	2,668	11,563	5,593	32,349	-	-
Service Fees - Class 1, 1A, 2 and 2A	12,029	16,115	7,486	14,969	162	657
Trading Fees	130,304	165,150	67,318	134,048	13,852	24,693

Total Expenses	145,001	194,709	80,397	181,366	14,014	25,350

Investment (loss) - net	(140,133)	(187,092)	(79,707)	(172,947)	(13,316)	(21,315)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	442,738	(1,946,997)	64,220	(1,342,127)	410,350	(84,865)
Net realized gain/(loss) on private investment companies	(332,437)	159,265	(103,856)	158,432	(545,569)	(81,438)
Net unrealized gain/(loss) on swap contracts	(86,648)	451,993	-	-	(17,436)	85,270
Net realized gain/(loss) on U.S. Treasury securities	15,071	(23,575)	(1,931)	(29,226)	4,109	(24,986)
Net unrealized gain/(loss) on U.S. Treasury securities	(18,038)	(5,937)	3,930	(16,571)	(2,979)	2,568
Change in fair value of investments in unconsolidated trading companies	(84,498)	(149,643)	(61,227)	(233,355)	(560)	58

Net gain/(loss) on investments	(63,812)	(1,514,894)	(98,864)	(1,462,847)	(152,085)	(103,393)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(203,945)	(1,701,986)	(178,571)	(1,635,794)	(165,401)	(124,708)

Less: Operations attributable to non-controlling interests	-	-	-	-	-	-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(203,945)	$(1,701,986)	$(178,571)	$(1,635,794)	$(165,401)	$(124,708)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(1.41)	$(9.88)	$(2.91)	$(16.44)	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	$(6.66)	$(3.49)
Class 2	$(1.15)	$(10.93)	$(2.99)	$(18.60)	$(5.15)	$(3.37)
Class 2a	N/A	N/A	N/A	N/A	$(7.56)	$(3.64)
Class 3	$(1.00)	$(10.09)	$(2.73)	$(17.29)	$(5.41)	$(3.53)
Class 3a	N/A	N/A	N/A	N/A	$(7.87)	$(3.75)

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds

Statements of Operations

For the Three Months Ended March 31, 2019 and 2018 (unaudited)

	Frontier Balanced Fund		Frontier Select Fund
	3/31/2019	3/31/2018	3/31/2019	3/31/2018
Investment income:
Interest - net	$11,360	$16,516	$-	$-

Total Income/(loss)	11,360	16,516	-	-

Expenses:
Incentive Fees (rebate)	-	145,134	-	-
Management Fees	8,079	20,336	-	-
Service Fees - Class 1, 1A, 2 and 2A	170,865	262,981	25,505	39,689
Risk analysis Fees	1,458	1,837	-
Trading Fees	279,337	384,176	22,632	37,594

Total Expenses	459,739	814,464	48,137	77,283

Investment (loss) - net	(448,379)	(797,948)	(48,137)	(77,283)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	4,526	(25,675)	-	-
Net unrealized gain/(loss) on private investment companies	903,551	(4,007,917)	82,768	(1,018,761)
Net realized gain/(loss) on private investment companies	(747,334)	297,238	(50,950)	138,136
Net change in open trade equity/(deficit)	(102,236)	110,265	-	-
Net unrealized gain/(loss) on swap contracts	(195,186)	999,842	-	-
Net realized gain/(loss) on U.S. Treasury securities	(3,429)	(23,857)	3,463	(7,655)
Net unrealized gain/(loss) on U.S. Treasury securities	14,684	(9,963)	(2,737)	(12,143)
Trading commissions	(7,065)	(7,625)	-	-
Change in fair value of investments in unconsolidated trading companies	(138,270)	(239,565)	(25,473)	5,578

Net gain/(loss) on investments	(270,759)	(2,907,257)	7,071	(894,845)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(719,138)	(3,705,205)	(41,066)	(972,128)

Less: Operations attributable to non-controlling interests	-	-	-	-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(719,138)	$(3,705,205)	$(41,066)	$(972,128)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(2.74)	$(11.03)	$(0.65)	$(13.80)
Class 1AP	$(2.15)	$(11.24)	$(0.18)	$(14.66)
Class 2	$(2.90)	$(15.02)	$(0.19)	$(19.45)
Class 2a	$(2.54)	$(13.10)	N/A	N/A
Class 3a	$(2.48)	$(13.06)	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds

Statements of Operations

For the Three Months Ended March 31, 2019 and 2018 (unaudited)

	Frontier Global Fund (formerly, Frontier Winton Fund)		Frontier Heritage Fund
	3/31/2019	3/31/2018	3/31/2019	3/31/2018
Investment income:
Interest - net	$-	$-	$-	$-

Total Income	-	-	-	-

Expenses:
Incentive Fees (rebate)	-	-	-	1,394
Management Fees	29,148	130,660	6,189	35,981
Service Fees - Class 1, 1A, 2 and 2A	52,123	94,260	23,185	37,108
Trading Fees	42,715	82,575	27,093	42,292

Total Expenses	123,986	307,495	56,467	116,775

Investment (loss) - net	(123,986)	(307,495)	(56,467)	(116,775)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	688,108	-	140,824	(542,177)
Net realized gain/(loss) on private investment companies	-	-	(6,746)	1,707
Net unrealized gain/(loss) on swap contracts	-	-	(50,194)	(4,796)
Net realized gain/(loss) on U.S. Treasury securities	77,673	(155,025)	8,382	(24,499)
Net unrealized gain/(loss) on U.S. Treasury securities	(72,893)	27,490	(7,239)	945
Change in fair value of investments in unconsolidated trading companies	(328,263)	(899,018)	(56,952)	(123,502)

Net gain/(loss) on investments	364,625	(1,026,553)	28,075	(692,322)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	240,639	(1,334,048)	(28,392)	(809,097)

Less: Operations attributable to non-controlling interests	-	-	(24,336)	(2,326)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$240,639	$(1,334,048)	$(4,056)	$(806,771)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$4.76	$(14.48)	$(0.15)	$(16.69)
Class 1AP	$6.58	$(14.83)	$0.66	$(17.64)
Class 2	$8.31	$(19.65)	$0.93	$(23.59)

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital

For the Three Months Ended March 31, 2019 (unaudited)

	Frontier Diversified Fund							Frontier Masters Fund
	Class 1	Class 2	Class 2	Class 3	Class 3			Class 1	Class 2	Class 2	Class 3	Class 3
	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total

Owners’ Capital, December 31, 2018	$1,703,556	$3,005	$7,669,749	$172,426	$6,607,774	$-	$16,156,510	$1,484,478	$51,365	$1,241,610	$20,019	$2,774,661	$-	$5,572,133

Redemption of Units	(37,231)	-	(1,394,381)	(14,000)	(329,798)	-	(1,775,410)	-	(16,000)	(81,053)	-	(248,270)	-	(345,323)
Transfer of Units In(Out)	(57,323)	-		-	57,323	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	(25,245)	(29)	(111,472)	(1,723)	(65,476)	-	(203,945)	(47,391)	(2,031)	(39,913)	(543)	(88,693)	-	(178,571)

Owners’ Capital, March 31, 2019	$1,583,757	$2,976	$6,163,896	$156,703	$6,269,823	$-	$14,177,155	$1,437,087	$33,334	$1,120,644	$19,476	$2,437,698	$-	$5,048,239

Owners’ Capital - Units, December 31, 2018	16,661	25	63,469	1,531	58,671			16,296	477	11,532	199	27,537

Redemption of Units (including transfers)	(955)	-	(11,971)	(127)	(2,499)			-	(159)	(826)	-	(2,670)

Owners’ Capital - Units, March 31, 2019	15,706	25	51,498	1,404	56,172			16,296	318	10,706	199	24,867
			(1)		(1)					(1)		(1)

Net asset value per unit at December 31, 2018	$102.25		$120.84		$112.62			$91.10		$107.68		$100.77

Change in net asset value per unit for the three months ended March 31, 2019	(1.41)		(1.15)		(1.01)			(2.91)		(2.99)		(2.73)

Net asset value per unit at March 31, 2019	$100.84		$119.69		$111.62			$88.19		$104.69		$98.04

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital

For the Three Months Ended March 31, 2019 (unaudited)

	Frontier Long/Short Commodity Fund
	Class 2		Class 3	Class 1a	Class 2a		Class 3a
	Managing Owner	Limited Owners	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total

Owners’ Capital, December 31, 2018	$5,998	$78,098	$1,791,417	$20,051	$20,484	$165,985	$1,253	$361,921	$-	$2,445,207

Redemption of Units	(500)	(7,855)	(58,439)	-	(3,000)	(54,416)	-	(20,237)	-	(144,447)
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	(302)	(4,066)	(92,808)	(2,350)	(2,160)	(20,881)	(142)	(42,692)	-	(165,401)

Owners’ Capital, March 31, 2019	$5,196	$66,177	$1,640,170	$17,701	$15,324	$90,688	$1,111	$298,992	$-	$2,135,359

Owners’ Capital - Units, December 31, 2018	61	790	17,283	352	307	2,495	18	5,180

Redemption of Units (including transfers)	(6)	(83)	(588)	-	(47)	(958)	-	(356)

Owners’ Capital - Units, March 31, 2019	55	707	16,695	352	260	1,537	18	4,824
		(1)				(1)		(1)

Net asset value per unit at December 31, 2018		98.82	103.66	56.80		66.52		69.83

Change in net asset value per unit for the three months ended March 31, 2019		(5.15)	(5.41)	(6.66)		(7.56)		(7.87)

Net asset value per unit at March 31, 2019		$93.67	$98.25	$50.14		$58.96		$61.95

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital

For the Three Months Ended March 31, 2019 (unaudited)

	Frontier Balanced Fund
	Class 1	Class 1AP	Class 2		Class 2a		Class 3a
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Non-Controlling Interests	Total

Owners’ Capital, December 31, 2018	$25,703,922	$355,112	$125,021	$4,403,354	$251,097	$88,076	$893,515	$-	$31,820,097

Redemption of Units (including transfers)	(2,242,725)	-	(22,500)	(250,099)	(35,000)	-	(7,579)	-	(2,557,903)
Transfer of Units In(Out)	(24,405)	-	-	24,405	-	-	-	-	-
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	(615,056)	(5,687)	(2,264)	(76,144)	(4,416)	(1,405)	(14,166)	-	(719,138)

Owners’ Capital, March 31, 2019	$22,821,736	$349,425	$100,257	$4,101,516	$211,681	$86,671	$871,770	$-	$28,543,056

Owners’ Capital - Units, December 31, 2018	218,514	2,647	691	24,336	1,601	562	5,718

Redemption of Units (including transfers)	(19,880)	-	(128)	(1,299)	(229)	-	(49)

Owners’ Capital - Units, March 31, 2019	198,634	2,647	563	23,037	1,372	562	5,669

				(1)		(1)

Net asset value per unit at December 31, 2018	117.63	134.16		180.94		156.81	156.26

Change in net asset value per unit for the three months ended March 31, 2019	(2.74)	(2.15)		(2.90)		(2.54)	(2.48)

Net asset value per unit at March 31, 2019	$114.89	$132.01		$178.04		$154.27	$153.78

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital

For the Three Months Ended March 31, 2019 (unaudited)

	Frontier Select Fund						Frontier Global Fund (Formerly Frontier Winton Fund)						Frontier Heritage Fund
	Class 1	Class 1AP	Class 2				Class 1	Class 1AP	Class 2				Class 1	Class 1AP	Class 2
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total

Owners’ Capital, December 31, 2018	$3,709,130	$1,897	$46,368	$99,467	$-	$3,856,862	$7,755,444	$32,082	$107,598	$313,167	$-	$8,208,291	$3,331,725	$1,006	$46,961	$573,992	$511,718	$4,465,402

Redemption of Units	(106,249)	-	-	(38,381)	-	(144,630)	(960,101)	-	(26,000)	-	-	(986,101)	(78,152)	-	(7,500)	-	-	(85,652)
Operations attributable to non-controlling interests							-					-	-	-	-	-	(24,336)	(24,336)
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	(38,462)	(4)	(8,678)	6,078		(41,066)	222,713	1,409	2,765	13,752	-	240,639	(7,201)	6	(274)	3,413	-	(4,056)

Owners’ Capital, March 31, 2019	$3,564,419	$1,893	$37,690	$67,164	$-	$3,671,166	$7,018,056	$33,491	84,363	$326,919	$-	$7,462,829	$3,246,372	$1,012	$39,187	$577,405	$487,382	$4,351,358

Owners’ Capital - Units, December 31, 2018	51,939	23	429	919			58,946	214	575	1,673			33,374	9	308	3,763

Sale of Units (including transfers)
Redemption of Units (including transfers)	(1,565)	-	-	(377)			(7,469)	-	(144)	-			(807)	-	(53)	-

Owners’ Capital - Units, March 31, 2019	50,374	23	429	542			51,477	214	431	1,673			32,567	9	255	3,763
				(1)						(1)						(1)
Net asset value per unit at December 31, 2018	71.41	82.48		108.18			131.57	149.92		187.17			99.83	111.78		152.53

Change in net asset value per unit for the three months ended March 31, 2019	(0.65)	(0.18)		(0.19)			4.76	6.58		8.31			(0.15)	0.66		0.93

Net asset value per unit at March 31, 2019	$70.76	$82.30		$107.99			$136.33	$156.50		$195.48			$99.68	$112.44		$153.46

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Cash Flows

For the Three Months Ended March 31, 2019 and March 31, 2018 (unaudited)

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(203,945)	$(1,701,986)	$(178,571)	$(1,635,794)	$(165,401)	$(124,708)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in ownership allocation of U.S. Treasury securities	1,620,832	54,273	446,301	834,551	(338,182)	(168,492)
Net unrealized (gain)/loss on swap contracts	86,648	(451,993)	-	-	17,437	(85,270)
Net unrealized (gain)/loss on U.S. Treasury securities	18,038	5,937	(3,930)	16,571	2,979	(2,568)
Net realized (gain)/loss on U.S. Treasury securities	(15,071)	23,575	1,931	29,226	(4,109)	24,986
Net unrealized (gain)/loss on private investment companies	(442,738)	1,946,997	(64,219)	1,342,127	(410,350)	84,865
Net realized (gain)/loss on private investment companies	332,437	(159,265)	103,856	(158,432)	545,569	81,438
(Purchases) sales of:
Sales of U.S. Treasury securities	973,376	794,756	-	985,558	390,642	844,232
Purchase of U.S. Treasury securities	(1,043,914)	(617,497)	(323,654)	(930,341)	(34,463)	(416,842)
U.S. Treasury interest and premium paid/amortized	-	7,674	690	8,378	698	4,420
Purchase of Private Investment Companies	(3,997,991)	(2,267,929)	(1,803,933)	(2,355,780)	(232,986)	(612,567)
Reduction of collateral in Swap contracts	-	1,100,000	-	-	-	-
Sale of Private Investment Companies	2,847,023	2,229,143	1,428,047	2,821,988	326,194	995,830
Increase and/or decrease in:
Investments in unconsolidated trading companies, at fair value	1,141,174	723,891	759,982	971,628	4,235	58,812
Interest receivable	32,017	11,801	2,932	28,000	2,927	9,929
Receivable from related parties	(3,199)	-	-	-	-	-
Other assets	(31,288)	-	(56,644)	(29,580)	(1,503)	(16,909)
Incentive fees payable to Managing Owner	(10,897)	(10,966)	-	-	-	-
Management fees payable to Managing Owner	(3,875)	4,007	(8,347)	11,892	-	-
Interest payable to Managing Owner	-	-	-	-	-	32
Trading fees payable to Managing Owner	(2,559)	(8,381)	(4,661)	(8,918)	(1,203)	(816)
Service fees payable to Managing Owner	(2,008)	(641)	(463)	(616)	(44)	(76)
Subscriptions in advance for service fee rebates	5,989	-	3,899	-	-	-
Other liabilities	2,665	(26,489)	367	-	143	-

Net cash provided by (used in) operating activities	1,302,714	1,656,907	303,583	1,930,458	102,583	676,296

Cash Flows from Financing Activities:
Payment for redemption of units	(1,775,410)	(1,046,000)	(345,323)	(1,195,341)	(144,447)	(292,743)
Change in owner redemptions payable	-	13,445	-	28,105	7,855	1,922

Net cash provided by (used in) financing activities	(1,775,410)	(1,032,555)	(345,323)	(1,167,236)	(136,592)	(290,821)

Net increase (decrease) in cash and cash equivalents	(472,696)	624,352	(41,740)	763,222	(34,009)	385,475

Cash and cash equivalents, beginning of period	472,695	189,890	46,374	411,695	61,600	152,200
Cash and cash equivalents, end of period	$-	$814,242	$4,634	$1,174,917	$27,591	$537,675

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Cash Flows

For the Three Months Ended March 31, 2019 and March 31, 2018 (unaudited)

	Frontier Balanced Fund		Frontier Select Fund
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(719,138)	$(3,705,205)	$(41,066)	$(972,128)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	76,833	(110,265)	-	-
Net change in ownership allocation of U.S. Treasury securities	1,528,663	(680,881)	(270,667)	378,992
Net unrealized (gain)/loss on swap contracts	195,186	(999,842)	-	-
Net unrealized (gain)/loss on U.S. Treasury securities	(14,684)	9,963	2,737	12,143
Net realized (gain)/loss on U.S. Treasury securities	3,429	23,857	(3,463)	7,665
Net unrealized (gain)/loss on private investment companies	(903,551)	4,007,917	(82,768)	1,018,761
Net realized (gain)/loss on private investment companies	747,334	(297,238)	50,950	(138,136)
(Purchases) sales of:
Sales of U.S. Treasury securities	-	804,315	299,322	258,615
Purchases of U.S. Treasury securities	(1,693,363)	(951,075)	(44,178)	(409,224)
U.S. Treasury interest and premium paid/amortized	11,360	13,548	-	2,829
Purchase of Private Investment Companies	(7,114,581)	(4,583,751)	(212,825)	(1,982,381)
Sale of Private Investment Companies	9,087,067	4,072,643	374,648	2,367,765
Reduction of collateral in Swap contracts	-	2,000,000	-	-
Increase and/or decrease in:
Receivable from futures commission merchants	(26,764)	4,561,645	-	-
Investments in unconsolidated trading companies, at fair value	1,671,454	1,059,099	23,031	53,452
Interest receivable	604	3,454	1,034	7,735
Receivable from related parties	(292,131)	-	-	-
Other assets	-	-	-	(3,472)
Incentive fees payable to Managing Owner	-	104,945	-	-
Management fees payable to Managing Owner	(4,951)	6,614	-	-
Interest payable to Managing Owner	(253)	3,432	37	(1,115)
Trading fees payable to Managing Owner	(13,183)	(18,201)	(329)	(3,419)
Service fees payable to Managing Owner	(9,638)	(12,608)	(668)	(2,961)
Risk analysis fees payable	(50)	508	-	-
Due from Managing Owner	-	159	-	-
Subscriptions in advance for service fee rebates	25,560	-	1,712	-
Other liabilities	-	(49,891)	1,167	(57,285)

Net cash provided by (used in) operating activities	2,555,203	5,263,142	98,674	589,386

Cash Flows from Financing Activities:
Payment for redemption of units	(2,557,903)	(3,000,861)	(144,628)	(355,648)
Change in owner redemptions payable	8,132	(67,074)	35,604	-

Net cash provided by (used in) financing activities	(2,549,771)	(3,067,935)	(109,024)	(355,648)

Net increase (decrease) in cash and cash equivalents	5,432	2,195,207	(10,350)	233,738

Cash and cash equivalents, beginning of period	37,556	164,332	25,072	114,973
Cash and cash equivalents, end of period	$42,988	$2,359,539	$14,722	$348,711

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Cash Flows

For the Three Months Ended March 31, 2019 and March 31, 2018 (unaudited)

	Frontier Global Fund (Formerly Frontier Winton Fund)		Frontier Heritage Fund
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$240,639	$(1,334,048)	$(28,392)	$(809,097)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in ownership allocation of U.S. Treasury securities	(2,868,141)	(664,565)	(100,254)	246,124
Net unrealized (gain)/loss on swap contracts	-	-	50,194	4,796
Net unrealized (gain) loss on U.S. Treasury securities, at fair value	72,893	(27,490)	7,239	(945)
Net realized (gain) loss on U.S. Treasury securities, at fair value	(77,673)	155,025	(8,382)	24,499
Net unrealized gain/(loss) on private investment companies	(688,108)	-	(140,824)	542,177
Net realized gain/(loss) on private investment companies	-	-	6,746	(1,707)
(Purchases) sale of:
Sales of U.S. Treasury Securities	6,105,545	5,234,675	645,710	827,151
Purchases of U.S. Treasury Securities	(2,132,656)	(2,418,631)	(278,310)	(453,470)
U.S. Treasury interest and premium paid/amortized	-	28,974	-	4,655
Purchase of Private Investment Companies	(4,423,706)	-	(1,083,866)	(477,416)
Sale of Private Investment Companies	-	-	192,052	22,971
Increase and/or decrease in:
Investments in unconsolidated trading companies, at fair value	3,973,037	3,502,685	695,297	-
Interest receivable	50,798	89,359	7,952	740,272
Receivable from related parties	-	(11,319)	-	17,984
Other assets	-	(74,529)	-	(1)
Incentive fees payable to Managing Owner	-	34,469	-	1,394
Management fees payable to Managing Owner	(42,705)	34,469	(9,201)	11,721
Interest payable to Managing Owner	(2,620)	(11,077)	(619)	(1,459)
Trading fees payable to Managing Owner	(5,212)	(17,037)	1,068	(1,708)
Service fees payable to Managing Owner	(3,915)	(1,445)	(626)	(1,910)
Subscriptions in advance for service fee rebates	9,187	-	4,880	-
Other liabilities	129,745	(82,265)	2,103	(7,542)

Net cash provided by (used in) operating activities	337,108	4,402,781	(37,233)	688,489

Cash Flows from Financing Activities:
Payment for redemption of units	(986,101)	(316,142)	(85,652)	(295,955)
Change in owner redemptions payable	-	-	14,345	(3)

Net cash provided by (used in) financing activities	(986,101)	(316,142)	(71,307)	(295,958)

Net increase (decrease) in cash and cash equivalents	(648,993)	4,086,639	(108,540)	392,531

Cash and cash equivalents, beginning of period	951,485	1,403,125	135,096	259,161
Cash and cash equivalents, end of period	$302,492	$5,489,764	$26,556	$651,692

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

Purchasers of Units are limited owners of the Trust (“Limited Owners”) with respect to beneficial interests of the Series’ Units purchased. The Trust Act provides that, except as otherwise provided in the second amended and restated declaration of trust and trust agreement dated December 9, 2013, as further amended, by and among the Managing Owner, Wilmington Trust Company as trustee and the unitholders, and may be amended from time to time (“Trust Agreement”), unitholders of the Trust will have the same limitation of liability as do stockholders of private corporations organized under the General Corporation Law of the State of Delaware. The Trust Agreement confers substantially the same limited liability, and contains the same limited exceptions thereto, as would a limited partnership agreement for a Delaware limited partnership engaged in like transactions as the Trust. In addition, pursuant to the Trust Agreement, the Managing Owner of the Trust is liable for obligations of a Series in excess of that Series’ assets. Limited Owners do not have any such liability. The Managing Owner will make contributions to the Series of the Trust necessary to maintain at least a 1% interest in the aggregate capital, profits and losses of the combined Series of the Trust.

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

The Trust has seven (7) separate and distinct Series of Units issued and outstanding: Frontier Diversified Fund, Frontier Masters Fund, Frontier Long/Short Commodity Fund, Frontier Balanced Fund, Frontier Select Fund, Frontier Global Fund (formerly Frontier Winton Fund), and Frontier Heritage Fund (each a “Series” and collectively, the “Series”). The Trust, with respect to the Series, may issue additional Series of Units.

The Trust, with respect to each Series:

●	engages in the speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts), and may, from time to time, engage in cash and spot transactions;

●	allocates funds to a limited liability trading company or companies (“Trading Company” or “Trading Companies”) and Galaxy Plus entities (“Galaxy Plus”). Except as otherwise described in these notes, each Trading Company and Galaxy Plus entity has one-year renewable contracts with its own independent commodity trading advisor (s), or each, a Trading Advisor, that will manage all or a portion of such Trading Company’s and Galaxy Plus entity’s assets and make the trading decisions for the assets of each Series invested in such Trading Company and Galaxy Plus entity. Each Trading Company and Galaxy Plus entity will segregate its assets from any other Trading Company and Galaxy Plus entity;

●	maintains separate, distinct records for each Series, and accounts for the assets of each Series separately from the other Series;

●	calculates the Net Asset Value (“NAV”) of its Units for each Series separately from the other Series;

●	has an investment objective of increasing the value of each Series’ Units over the long term (capital appreciation), while managing risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments;

●	maintains each Series of Units in three to seven sub-classes—Class 1, Class 1AP, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of Frontier Diversified Fund, Frontier Masters Fund, and Frontier Long/Short Commodity Fund are charged a service fee of up to two percent (2.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to two percent (2.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to two percent (2.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. Investors who have purchased Class 1 or Class 1a Units of Frontier Balanced Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Global Fund are charged a service fee of up to three percent (3.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to selling agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Frontier Diversified Fund, and Frontier Masters Fund or Class 2a Units of the Frontier Long/Short Commodity Fund sold) until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series. Class 1AP was created as a sub-class of Class 1 and it has been presented separately because the fees applicable to it are different from those applicable to Class 1. Currently the service fee is not charged to Class 1AP investors. The Managing Owner may also pay selling agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such selling agents; and

●	all payments made to selling agents who are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and their associated persons that constitute underwriting compensation will be subject to the limitations set forth in Rule 2310(b)(4)(B)(ii) (formerly Rule 2810(b)(4)(B)(ii)) of the Conduct Rules of FINRA (“Rule 2310”). An investor’s Class 1 Units or Class 2 Units of any Series, or Class 1a Units or Class 2a Units of the Frontier Long/Short Commodity Fund or Frontier Balanced Fund will be classified as Class 3 or Class 3a Units of such Series, as applicable, when the Managing Owner determines that the fee limitation set forth in Rule 2310 with respect to such Units has been reached or will be reached. The service fee limit applicable to each unit sold is reached upon the earlier of when (i) the aggregate initial and ongoing service fees received by the selling agent with respect to such unit equals 9% of the purchase price of such unit or (ii) the aggregate underwriting compensation (determined in accordance with FINRA Rule 2310) paid in respect of such unit totals 10% of the purchase price of such unit. No service fees are paid with respect to Class 3 or Class 3a Units. Units of any Class in a Series may be redeemed, in whole or in part, on a daily basis, at the then current NAV per Unit for such Series on the day of the week after the date the Managing Owner is in receipt of a redemption request for at least one (1) business day to be received by the Managing Owner prior to 4:00 PM in New York.

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

As of March 31, 2019, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund, Frontier Global Fund and Frontier Heritage Fund separates Units into a maximum of three separate Classes – Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Balanced Fund separates Units into a maximum of five separate Classes— Class 1, Class 1AP, Class 2, Class 2A and Class 3A.   The Trust, with respect to the Frontier Long/Short Commodity Fund separates Units into a maximum of five separate Classes—Class 1A, Class 2A, Class 2, Class 3A and Class 3. Between April 15, 2016 and May 10, 2017, a portion of the interests in Frontier Trading Company I, LLC and all of the interests in Frontier Trading Company VII, LLC, Frontier Trading Company XV, LLC, and Frontier Trading Company XXIII LLC held by Frontier Diversified Fund, Frontier Masters Fund, Frontier Select Fund, Frontier Balanced Fund and Frontier Long/Short Commodity Fund were exchanged for equivalent interests in the Galaxy Plus Managed Account Platform (“Galaxy Plus”) which is an unaffiliated, third-party managed account platform.  The assets of Frontier Trading Company I, LLC, which included exposure to Quantmetrics Capital Management LLP’s Multi-Strategy Program, Quantitative Investment Management, LLC’s Quantitative Global Program, Quest Partners LLC’s Quest Tracker Index Program, Chesapeake Capital Management, LLC’s Diversified Program, and Doherty Advisors LLC’s Relative Value Moderate Program,  the assets of Frontier Trading Company VII, LLC, which included exposure to Emil van Essen LLC’s Multi-Strategy Program, Red Oak Commodity Advisors, Inc.’s Fundamental Diversified Program, Rosetta Capital Management, LLC’s Rosetta Trading Program, and Landmark Trading Company’s Landmark Program,  the assets of Frontier Trading Company XV, LLC, which included exposure to Transtrend B.V.’s TT Enhanced Risk (USD) Program, and the assets of Frontier Trading Company XXIII, LLC which included exposure to Fort L.P.’s Global Contrarian Program have been transferred to individual Delaware limited liability companies (“Master Funds”) in Galaxy Plus.   Each Master Fund is sponsored and operated by Gemini Alternative Funds, LLC (“Sponsor”). The Sponsor has contracted with the Trading Advisors to manage the portfolios of the Master Funds pursuant to the advisors’ respective program.  For those Series that invest in Galaxy Plus, approximately 30-70% of those Series assets are used to support the margin requirements of the Master Funds.  The remaining assets of the Series are split between investments in Trading Companies and a pooled cash management account that invests primarily in U.S. Treasury securities.  For those Series that do not invest in Galaxy Plus, their assets are split between investments in Trading Companies and investments in the pooled cash management account.

Each of the Series has invested a portion of its assets in several different Trading Companies or Galaxy Plus entities and one or more Trading Advisors may manage the assets invested in such Trading Companies or Galaxy Plus entities.

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

Consolidation— The Series, through investing in the Trading Companies and Galaxy Plus entities, authorize certain Trading Advisors to place trades and manage assets at pre-determined investment levels. The Trading Companies were organized by the Managing Owner for the purpose of investing in commodities interests and derivative instruments, and have no operating income or expenses, except for trading income and expenses and a risk analysis fee (for closed Series only), all of which is allocated to the Series if consolidated by a Series. Galaxy Plus is a series of Delaware limited liability companies, sponsored by Gemini Alternative Funds, LLC, that create exposure to a variety of third party professional managed futures and foreign exchange advisors. Galaxy Plus is available to qualified high-net-worth individuals and institutional investors. Trading Companies in which a Series has a controlling and majority interest as calculated on that Series’ pro-rata net asset value in the Trading Company are consolidated by such Series.

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

Galaxy Plus entities are co-mingled investment vehicles.  In addition to the Series, there are other non-affiliated investors in Galaxy Plus entities. Subscriptions and redemptions by these non-affiliated investors will have a direct impact on the Series’ ownership percentage in Galaxy Plus. It is expected that ownership percentage will fluctuate (sometimes significantly) on a week by week basis which could also result in frequent changes in the consolidating Series. Such fluctuations make consolidating the financial statements of the Galaxy Plus entities both impractical and misleading. Non-consolidation of these Galaxy Plus entities presents a more useful financial statement for the readers.  As such, management has decided that presenting Galaxy Plus entities on a non-consolidated basis as investments in other investments companies (a “fund of funds” approach) is appropriate and preferable to the users of these financial statements. Refer to Note 5 for additional disclosures related to these private investment companies.

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

Interest Income— U.S. Treasury Securities are pooled for purposes of maximizing returns on these assets to investors of all Series. Interest income from pooled cash management assets is recognized on the accrual basis and allocated daily to each Series based upon its daily proportion of ownership of the pool. Aggregate interest income from all sources, including U.S. Treasuries and assets held at a futures commission merchant (“FCM”), of up to two percentage points of the aggregate percentage yield (annualized) of net asset value less any fair market value related to swaps, is paid to the Managing Owner by the Frontier Balanced Fund (Class 1, and Class 2 only), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Select Fund, Frontier Global Fund and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a and Class 3a), Frontier Masters Fund and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 100% of the interest is retained by the respective Series. All interest not paid to the Managing Owner is interest income to the Series and shown net on the statement of operations. The amount reflected in the financial statements of the Series are disclosed on a net basis. Due to some classes not exceeding the 2% paid to the Managing Owner, amounts earned by those Series may be zero.

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

Receivable From Futures Commission Merchants—The Series of the Trust deposit assets with a FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust, with respect to the Series, earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of March 31, 2019 and December 31, 2018 included restricted cash for margin requirements of $1,236,259 and $1,717,065, respectively, for the Frontier Balanced Fund.

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

Allocation of Earnings—Each Series of the Trust may maintain three to seven subclasses of Units—Class 1, Class 2, Class 3, Class 1a, Class 2a, Class 3a, and Class 1AP. All classes have identical voting, dividend, liquidation and other rights and the same terms and conditions, except that fees charged to a Class or Series differ as described below. Revenues, expenses (other than expenses attributable to a specific class), and realized and unrealized trading gains and losses of each Series are allocated daily to Class 1, Class 2, Class 3, Class 1a, Class 2a, Class 3a, and Class 1AP Units based on each Class’ respective owners’ capital balances as applicable to the classes maintained by the Series.

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

Incentive Fee (rebate)—The Managing Owner is allowed to share in the incentive fees earned by the CTAs up to 10% of New Net Profits (as defined in the prospectus). If the Managing Owner’s share of the incentive fee exceeds 10% of new net profits during the period for a particular series, then the Managing Owner is obligated to return any amount in excess to the Series. The returned amounts are recorded as Incentive Fee (Rebate) on the Statements of Operations.

Service Fees—The Trust may maintain each Series of Units in three to seven sub-classes—Class 1, Class 1AP, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of Frontier Diversified Fund, Frontier Masters Fund, and Frontier Long/Short Commodity Fund are charged a service fee of up to two percent (2.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to two percent (2.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 and Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to two percent (2.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. Investors who have purchased Class 1 or Class 1a Units of Frontier Balanced Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Global Fund are charged a service fee of up to three percent (3.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 and Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to selling agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Frontier Diversified Fund and Frontier Masters Fund or Class 2a Units of the Frontier Long/Short Commodity Fund sold) until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series for administrative purposes. Currently the service fee is not charged to Class 1AP investors. The Managing Owner may also pay selling agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such selling agents.

Each Series is charged service fees as outlined above. In some cases, amounts paid to selling agents might be less than the amount charged to the Series. When this occurs, the service fee is rebated back to the investor in the form of additional units. During 2017 and 2018, the Series were not allowed to issue additional units. The Managing Owner has determined that the purchase of additional units of the relevant Series will commence in 2019 when the Series are allowed to sell shares again. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $26,419, $31,999, $143, $283,754, $12,874, $142,468 and $51,039 for the Frontier Diversified, Masters, Long/Short Commodity, Balanced, Select, Global and Heritage Funds, respectively, as of March 31, 2019 and $20,430, $28,100, none, $258,194, $11,162, $133,281 and $46,159 respectively, as of December 31, 2018.

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

Recently Issued Accounting Pronouncements— In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. In general, the amendments in ASU 2018-13 are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt the removed or modified disclosures upon the issuance of ASU 2018-13 and may delay adoption of the additional disclosures, which are required for public companies only, until their effective date. Management is currently evaluating the impacts ASU 2018-13 will have on the financial statements.

Subsequent Events—The Series follow the provisions of ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date and up through the date the financial statements are issued. Refer to Note 11.

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

Swap Contracts. Certain Series of the Trust strategically invest a portion or all of their assets in total return swaps, selected at the direction of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more investment products or indices. In a typical swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. Swap contracts are reported at fair value upon daily reports from the counterparty. In addition, a third party takes the inputs from the counterparty, makes certain adjustments, and runs it through their pricing model to come up with their daily price. The fair value measurements of the swap contracts are valued using unadjusted inputs that were not internally developed.  The Managing Owner reviews and compares approved current day pricing of the CTA positions, as received from the counterparty which includes intra-day volatility and volume and daily index performance, in addition to reports from the administrator. Differences in prices exceeding 5% are investigated. Unexplainable differences are escalated to the Managing Owner’s Valuation Committee for evaluation and resolution. Swap contracts are reported at fair value using Level 3 inputs.

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

The following table summarizes investment in each Series measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value.

	Level 1	Level 2	Level 3	Total
March 31, 2019	Inputs	Inputs	Inputs	Fair Value

Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$19,736	$-	$-	$19,736
Swap Contracts	-	-	5,833,765	5,833,765
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	15,106	-	-	15,106
U.S. Treasury Securities	31,044	-	-	31,044
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	23,927	-	-	23,927
Swap Contracts	-	-	461,666	461,666
U.S. Treasury Securities	184,850	-	-	184,850
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	73,545	-	-	73,545
Open Trade Equity (Deficit)	214,486	(70,660)	-	143,826
Swap Contracts	-	-	10,599,721	10,599,721
U.S. Treasury Securities	288,004	-	-	288,004
Frontier Select Fund
Investment in Unconsolidated Trading Companies	12,767	-	487,382	500,149
U.S. Treasury Securities	98,635	-	-	98,635
Frontier Global Fund
Investment in Unconsolidated Trading Companies	319,038	-	-	319,038
U.S. Treasury Securities	2,026,585	-	-	2,026,585
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	31,389	-	-	31,389
Swap Contracts	-	-	2,905,249	2,905,249
U.S. Treasury Securities	177,918	-	-	177,918

	Level 1	Level 2	Level 3	Total
December 31, 2018	Inputs	Inputs	Inputs	Fair Value

Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$1,157,971	$2,939	$-	$1,160,910
Swap Contracts	-	-	5,920,414	5,920,414
U.S. Treasury Securities	1,553,261	-	-	1,553,261
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	772,732	2,356	-	775,088
U.S. Treasury Securities	152,384	-	-	152,384
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	28,163	-	-	28,163
Swap Contracts	-	-	479,102	479,102
U.S. Treasury Securities	202,415	-	-	202,415
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	1,739,609	5,390	-	1,744,999
Open Trade Equity (Deficit)	242,860	(22,201)	-	220,659
Swap Contracts	-	-	10,794,908	10,794,908
U.S. Treasury Securities	123,409	-	-	123,409
Frontier Select Fund
Investment in Unconsolidated Trading Companies	11,462	-	511,718	523,180
U.S. Treasury Securities	82,386	-	-	82,386
Frontier Winton Fund
Investment in Unconsolidated Trading Companies	4,280,023	12,052	-	4,292,075
U.S. Treasury Securities	3,126,551	-	-	3,126,551
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	724,614	2,072	-	726,686
Swap Contracts	-	-	2,955,444	2,955,444
U.S. Treasury Securities	443,921	-	-	443,921

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the statements of operations. Investment in unconsolidated trading company asset gains and losses (realized/unrealized) included in earnings are classified in “Change in fair value of investments in unconsolidated trading companies.” During the three months ended March 31, 2019, all identified Level 3 assets were components of the Frontier Diversified Fund, Frontier Long/Short Commodity Fund, Frontier Balanced Fund, Frontier Select Fund, and Frontier Heritage Fund.

For the Three Months ending March 31, 2019

Swaps

	Frontier Balanced Fund	Frontier Long/Short Commodity Fund
Balance of recurring Level 3 assets as of January 1, 2019	$10,794,908	$479,102
Total gains or losses (realized/unrealized):
Included in earnings-realized	-	-
Included in earnings-unrealized	(195,187)	(17,436)
Proceeds from collateral reduction	-	-
Change in ownership allocation	-	-
Transfers in and/or out of Level 3	-	-

Balance of recurring Level 3 assets as of March 31, 2019	$10,599,721	$461,666

	Frontier Diversified Fund	Frontier Heritage Fund
Balance of recurring Level 3 assets as of January 1, 2019	$5,920,414	$2,955,444
Total gains or losses (realized/unrealized):
Included in earnings-realized	-	-
Included in earnings-unrealized	(86,649)	(50,194)
Proceeds from collateral reduction	-	-
Change in ownership allocation	-	-
Transfers in and/or out of Level 3	-	-

Balance of recurring Level 3 assets as of March 31, 2019	$5,833,765	$2,905,249

For the Three Months ending March 31, 2019

Investments in Unconsolidated Trading Companies:

Frontier Select Fund

Balance of recurring Level 3 assets as of January 1, 2019	$511,718
Change in fair value of investments in unconsolidated trading companies	(24,336)
Purchases of investments of unconsolidated trading companies	-
Change in ownership allocation	-
Transfers in and/or out of Level 3	-

Balance of recurring Level 3 assets as of March 31, 2019	$487,382

For the Year Ended December 31, 2018

Swaps

	Frontier Balanced Fund	Frontier Long/Short Commodity Fund
Balance of recurring Level 3 assets as of January 1, 2018	$11,340,959	$397,039
Total gains or losses (realized/unrealized):
Included in earnings-realized	-	-
Included in earnings-unrealized	1,453,948	82,063
Proceeds from collateral reduction	(1,999,999)	-
Change in ownership allocation	-	-
Transfers in and/or out of Level 3	-	-

Balance of recurring Level 3 assets as of December 31, 2018	$10,794,908	$479,102

	Frontier Diversified Fund	Frontier Heritage Fund
Balance of recurring Level 3 assets as of January 1, 2018	$6,376,472	$3,094,367
Total gains or losses (realized/unrealized):
Included in earnings-realized	-	-
Included in earnings-unrealized	643,941	(138,923)
Proceeds from collateral reduction	(1,099,999)	-
Change in ownership allocation	-	-
Transfers in and/or out of Level 3	-	-

Balance of recurring Level 3 assets as of December 31, 2018	$5,920,414	$2,955,444

For the Year Ended December 31, 2018

Investments in Unconsolidated Trading Companies:

Frontier Select Fund

Balance of recurring Level 3 assets as of January 1, 2018	$579,073
Change in fair value of investments in unconsolidated
trading companies	(67,355)
Purchases of investments of unconsolidated	-
trading companies	-
Change in ownership allocation	-
Transfers in and/or out of Level 3	-

Balance of recurring Level 3 assets as of December 31, 2018	$511,718

The Series of the Trust assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Series’ accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the three months ended March 31, 2019, the Trust did not transfer any assets between Levels 1, 2 or 3.

The amounts reflected in the change in ownership allocation result from changes in ownership in the underlying Trading Companies at the Series level, which have resulted in changes in consolidation or de-consolidation by the Series. The ownership in the Trading Companies is accounted for under the equity method, which approximates fair value.

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at March 31, 2019:

	Frontier Diversified Fund	Frontier Long/Short Commodity Fund	Frontier Balanced Fund	Frontier Heritage Fund
Swap Contracts	$(86,649)	$(17,436)	$(195,187)	$(50,194)

	Frontier Select Fund
Investments in Unconsolidated Trading Companies	$(24,336)

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2018:

	Frontier Diversified Fund	Frontier Long/Short Commodity Fund	Frontier Balanced Fund	Frontier Heritage Fund
Swap Contracts	$643,941	$82,063	$1,453,948	$(138,923)

	Frontier Select Fund
Investments in Unconsolidated Trading Companies	$(67,355)

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of March 31, 2019, and December 31, 2018, approximately 1.8% and 1.6%, respectively, of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain swaps and is recorded as collateral within the swap fair value within the statement of financial condition. The cash held with the counterparty is not restricted.

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

To help to reduce counterparty risk on the Series, the Managing Owner has the right to reduce the Series’ exposure and remove cash from the Series’ total return swaps with Deutsche Bank AG. This cash holding shall be in excess of $250,000 and may not exceed 40% of the Index exposure in total. Index exposure is defined as the total notional amount plus any profit. The Series are charged interest on this cash holding and any amount removed will be offset against the final settlement value of the swap. As of March 31, 2019, the Frontier Balanced Fund, the Frontier Diversified Fund, the Frontier Long/Short Commodity Fund and Frontier Heritage Fund, had $6,176,555, $4,000,000, $115,000, and $1,900,000, respectively, in cash holdings as shown in the Series’ Statements of Financial Conditions under advance on unrealized swap appreciation, which relates to the Trading Companies’ total return swaps with Deutsche Bank AG.

The Series have invested in the following swaps as of and for the three months ended March 31, 2019:

	Frontier Balanced Fund	Frontier Diversified Fund	Frontier Long/Short Commodity Fund	Frontier Heritage Fund
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$7,420,403	$1,761,834	$653,610	$2,072,056
Termination Date	7/31/2023	7/31/2023	7/31/2023	3/27/2023
Cash Collateral	$86,000	$86,000	$29,950	$978,950
Swap Value	$10,513,721	$5,747,765	$431,716	$1,926,299
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	$(195,186)	$(86,648)	($17,436)	$(50,194)
Fair Value as of December 31, 2018	$10,599,721	$5,833,765	$461,666	$2,905,249
Advance on swap appreciation	$(6,176,555)	$(4,000,000)	($115,000)	$(1,900,000)

The Series have invested in the following swaps as of and for the year ended December 31, 2018:

	Frontier Balanced Fund	Frontier Diversified Fund	Frontier Long/Short Commodity Fund	Frontier Heritage Fund
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$7,420,403	$1,761,834	$653,610	$2,072,056
Termination Date	7/31/2023	7/31/2023	7/31/2023	3/27/2023
Cash Collateral	$86,000	$86,000	$29,950	$978,950
Swap Value	$10,708,908	$5,834,414	$449,152	$1,976,494
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	$1,453,948	$643,941	$82,063	($138,924)
Fair Value as of December 31, 2018	$10,794,908	$5,920,414	$479,102	$2,955,444
Advance on swap appreciation	$(6,176,555)	$(4,000,000)	($115,000)	($1,900,000)

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

The Galaxy Plus entities are made up of feeder funds in which the Series invests and master trading entities into which the feeder funds invest. No investment held by the Galaxy Plus master trading entity is greater than 5% of any Series total capital.

The following table summarizes each of the Series’ investments in unconsolidated Trading Companies as of March 31, 2019 and December 31, 2018:

	As March 31, 2019		As of December 31, 2018
	Percentage		Percentage
	of Series		of Series
	Total Capital Invested in		Total Capital Invested in
Series	Unconsolidated Trading Companies	Fair Value	Unconsolidated Trading Companies	Fair Value
Frontier Diversified Series — Frontier Trading Companies II and XXXVIII	0.14%	$19,736	7.19%	$1,160,910
Frontier Masters Fund --- Frontier Trading Companies II and XXXVIII	0.30%	$15,106	13.91%	$775,088
Frontier Long/Short Commodity Fund --- Frontier Trading Company XXXVIII	1.12%	$23,927	1.15%	$28,163
Frontier Balanced Fund --- Frontier Trading Companies II and XXXVIII	0.27%	$73,545	5.48%	$1,744,999
Frontier Select Fund --- Frontier Trading Companies XXXVIII and XXXIX	13.63%	$500,149	13.56%	$523,180
Frontier Global Fund --- Frontier Trading Companies II and XXXVIII	4.27%	$319,038	52.30%	$4,292,075
Frontier Heritage Fund --- Frontier Trading Companies II and XXXVIII	0.72%	$31,389	16.27%	$726,686

The following tables summarize each of the Series’ equity in earnings from unconsolidated Trading Companies and private investment companies for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31, 2019					Three Months Ended March 31, 2018
	Trading	Realized	Change in Unrealized	Net Income	Trading	Realized	Change in Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)
Frontier Balanced Fund —
Frontier Trading Company II, LLC	$-	$-	$(139,281)	$(139,281)	$-	$-	$(303,227)	$(303,227)
Frontier Trading Company XXXVIII, LLC	-	-	1,011	1,011	-	-	(4,595)	(4,595)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(14,414)	134,933	463,481	584,000	(33,442)	(53,706)	(65,693)	(152,841)
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(10,613)	36,954	(66,548)	(40,207)	(16,672)	(289,977)	39,719	(266,930)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(68,811)	2,295,369	(2,658,416)	(431,858)	(87,246)	799,734	(791,836)	(79,348)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(8,968)	765,891	110,042	866,965	(20,107)	(471,750)	73,955	(417,902)
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	-	(18,750)	(18,750)	-	-	35,643	35,643
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(28,901)	(608,323)	5,649	(631,575)	(35,900)	(900,196)	(363,122)	(1,299,218)
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	(25,311)	24,230	(15,747)	(16,828)	(41,561)	76,468	(5,773)	29,134
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(4,268)	(10,217)	27,339	12,854	(6,723)	11,076	(22,123)	(17,770)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(24,512)	(185,443)	41,574	(168,381)	(73,636)	(1,587,857)	120,046	(1,541,447)
Total	$(185,798)	$2,453,394	$(2,249,646)	$17,950	$(315,287)	$(2,416,208)	$(1,287,006)	$(4,018,501)

Frontier Global Fund —
Frontier Trading Company II LLC	$-	$-	$(313,867)	$(313,867)	$-	$-	$(992,595)	$(992,595)
Frontier Trading Company XXXVIII, LLC	-	-	(14,396)	(14,396)	-	-	(37,082)	(37,082)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(54,326)	265,913	476,520	688,107	-	-	-	-
Total	$(54,326)	$265,913	$148,257	$359,844	$-	$-	$(1,029,677)	$(1,029,677)

Frontier Frontier Select Fund —
Frontier Trading Company XXXIX, LLC	$-	$-	$(24,336)	$(24,336)	$-	$-	$-	$-
Frontier Trading Company XXXVIII, LLC	-	-	(1,137)	(1,137)	-	-	5,578	5,578
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(15,472)	32,894	83,870	101,292	(50,983)	(548,310)	30,050	(569,243)
Galaxy Plus Fund - TT Feeder Fund (531) LLC	(24,314)	(53,259)	8,099	(69,474)	(37,496)	(82,277)	(191,609)	(311,382)
Total	$(39,786)	$(20,365)	$66,496	$6,345	$(88,479)	$(630,587)	$(155,981)	$(875,047)

Frontier Heritage Fund —
Frontier Trading Company II, LLC	$-	$-	$(54,170)	$(54,170)	$-	$-	$(122,535)	$(122,535)
Frontier Trading Company XXXVIII, LLC	-	-	(2,782)	(2,782)	-	-	(967)	(967)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(17,028)	62,603	154,712	200,287	-	-	-	-
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(28,077)	(57,672)	19,541	(66,208)	(52,775)	(544,577)	56,882	(540,470)
Total	$(45,105)	$4,931	$117,301	$77,127	$(52,775)	$(544,577)	$(66,620)	$(663,972)

Frontier Long/Short Commodity Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(560)	$(560)	$-	$-	$58	$58
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	-	-	-	-	-	-	-	-
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(14,831)	257,430	(307,997)	(65,398)	(29,775)	170,180	(161,895)	(21,490)
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	-	(29,334)	(29,334)	-	-	93,458	93,458
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(12,286)	(26,402)	(1,661)	(40,349)	(25,584)	(229,565)	16,878	(238,271)
Total	$(27,117)	$231,028	$(339,552)	$(135,641)	$(55,359)	$(59,385)	$(51,501)	$(166,245)

Frontier Diversified Fund —
Frontier Trading Company II, LLC	$-	$-	$(75,905)	$(75,905)	$-	$-	$(150,626)	$(150,626)
Frontier Trading Company XXXVIII, LLC	-	-	(8,593)	(8,593)	-	-	983	983
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(10,457)	87,032	227,597	304,172	(16,472)	(17,902)	(21,898)	(56,272)
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(8,034)	22,419	(40,480)	(26,095)	(10,111)	(143,967)	22,561	(131,517)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(41,832)	1,211,166	(1,421,023)	(251,689)	(46,698)	399,867	(395,918)	(42,749)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(9,730)	459,662	70,240	520,172	(9,673)	(152,263)	32,729	(129,207)
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	-	(7,545)	(7,545)	-	-	17,509	17,509
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(19,793)	(388,707)	10,691	(397,809)	(21,385)	(468,883)	(175,777)	(666,045)
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	(13,254)	10,639	(6,777)	(9,392)	(25,502)	38,234	(2,886)	9,846
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(4,958)	(5,517)	30,375	19,900	(7,647)	11,076	(22,123)	(18,694)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(17,724)	(81,241)	57,554	(41,411)	(40,732)	(776,278)	46,407	(770,603)
Total	$(125,782)	$1,315,453	$(1,163,866)	$25,805	$(178,220)	$(1,110,116)	$(649,039)	$(1,937,375)

Frontier Masters Fund —
Frontier Trading Company II, LLC	$-	$-	$(61,450)	$(61,450)	$-	$-	$(241,769)	$(241,769)
Frontier Trading Company XXXVIII, LLC	-	-	223	223	-	-	8,414	8,414
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	-	-	-	-	-	(76,396)	68,413	(7,983)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(14,148)	62,838	130,340	179,030	-	-	-	-
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(40,309)	905,986	(1,066,728)	(201,051)	(78,638)	470,101	(474,473)	(83,010)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(10,776)	(5,435)	85,443	69,232	(55,931)	(699,656)	30,089	(725,498)
Galaxy Plus Fund - TT Feeder Fund (531) LLC	(23,633)	(68,837)	5,622	(86,848)	(37,607)	(115,302)	(214,295)	(367,204)
Total	$(88,866)	$894,552	$(906,550)	$(100,864)	$(172,176)	$(421,253)	$(823,621)	$(1,417,050)

The Series’ investments in private investment companies have certain redemption and liquidity restrictions which are described in the following table:

	Redemptions	Redemptions	Liquidity
	Notice Period	Permitted	Restrictions
Frontier Diversified Fund
Multi-Strategy
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	24 hours	Daily	None
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None
Option Trading
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	24 hours	Daily	None

Frontier Masters Fund
Trend Following
Galaxy Plus Fund - TT Feeder Fund (531) LLC	24 hours	Weekly	None
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Multi-Strategy
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None

Frontier Long/Short Commodity Fund
Multi-Strategy
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	24 hours	Daily	None
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None

Frontier Balanced Fund
Multi-Strategy
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	24 hours	Daily	None
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None
Option Trading
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	24 hours	Daily	None

Frontier Select Fund
Trend Following
Galaxy Plus Fund - TT Feeder Fund (531) LLC	24 hours	Weekly	None
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None

Frontier Heritage Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None

Frontier Global Fund
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None

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

Expenses

Management Fees—Each Series of Units pays to the Managing Owner a monthly management fee equal to a percentage of the notional assets of such Series allocated to Trading Companies, calculated on a daily basis. The percentage basis of the fees varies and are in line with the amounts being disclosed below. In addition, the Managing Owner receives a monthly management fee equal to a certain percentage of the assets in the Galaxy Plus entities attributable to such Series’ (including notional assets), calculated on a monthly basis. The management fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. The total amount of assets of a Series allocated to Trading Advisors and/or reference programs, including (i) actual funds deposited in accounts directed by the Trading Advisors or deposited as margin in respect of swaps or other derivative instruments referencing a reference program plus (ii) any notional equity allocated to the Trading Advisors and any reference programs, is referred to herein as the “notional assets” of the Series. The annual rate of the management fee is: 0.5% for the Frontier Balanced Fund Class 1 and Class 2, 0.5% for the Frontier Balanced Fund Class 1AP, Class 2a and Class 3a, 2.0% for the Frontier Global Fund, Frontier Long/Short Commodity Fund Class 1a, Class 2a, and Class 3a and Frontier Masters Fund, 0.75% for Frontier Diversified Fund, 2.5% for the Frontier Heritage Fund and Frontier Select Fund, and 3.5% for the Frontier Long/Short Commodity Fund Class 2 and Class 3. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) and/or waive (up to the percentage specified) any such management fee to the extent any related management fee is paid by a trading company or estimated management fee is embedded in a swap or other derivative instrument. Any management fee embedded in a swap or other derivative instrument may be greater or less than the management fee that would otherwise be charged to the Series by the Managing Owner.

As of the date of this report, for a Series that has invested in a swap, a Trading Advisor does not receive any management fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. As of March 31, 2019 and December 31, 2018, the management fee embedded in (i) swaps owned by Frontier Diversified Fund was 1.00% per annum, (ii) swaps owned by Frontier Balanced Fund was 1.00% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 1.50% per annum, (iv) swaps owned by Frontier Select Fund was 1.00% per annum, and (v) swaps owned by Frontier Heritage Fund was 1.00% per annum, and the Managing Owner has waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded management fee was accrued on the relevant notional amount of the swap.

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

Trading Fees— In connection with each Series’ trading activities the Frontier Balanced Fund, Frontier Select Fund, Frontier Global Fund and Frontier Heritage Fund pays to the Managing Owner an FCM fee of up to 2.25% per annum of notional assets allocated to the trading advisors, including through investments in commodity pools available on the Galaxy Plus Platform, and any reference programs of the applicable Series. The Frontier Diversified Fund, Frontier Long/Short Commodity Fund and Frontier Masters Fund pays to the Managing Owner an FCM fee of up to 2.25% of notional assets allocated to the trading advisors, including through investments in commodity pools available on the Galaxy Plus Platform, and a custodial/due diligence fee of 0.12% of such Series’ NAV, calculated daily.

Incentive Fees—Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated in the Trading Companies by such Series, monthly or quarterly. In addition, the Managing Owner receives a quarterly incentive fee of a certain percentage of new net trading profits generated in the Galaxy Plus entities that have been allocated to the Series. The incentive fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. Because the Frontier Diversified Fund, Frontier Masters Fund, Frontier Balanced Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Long/Short Commodity Fund may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Frontier Balanced Fund and the Frontier Diversified Fund and 20% for the Frontier Global Fund, Frontier Heritage Fund, Frontier Select Fund, Frontier Long/Short Commodity Fund and Frontier Masters Fund. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series. As of the date of this report, for a Series that has invested in a swap, the Managing Owner or Trading Advisor(s) do not receive any incentive fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. As of March 31, 2019 and December 31, 2018, the range of incentive fees as a percentage of net new trading profits on swaps embedded in (i) swaps owned by Frontier Diversified Fund was 20-25% per annum, (ii) swaps owned by Frontier Balanced Fund was 20-25% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 25% per annum, and (iv) swaps owned by Frontier Heritage Fund was 15% per annum, and the Managing Owner has waived the entire incentive fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded incentive fee was accrued based on the net new trading profits of the swap.

Service Fees— Investors who have purchased Class 1 or Class 1a Units of Frontier Diversified Fund, Frontier Masters Fund, and Frontier Long/Short Commodity Fund are charged a service fee of up to two percent (2.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to two percent (2.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 and Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to two percent (2.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. Investors who have purchased Class 1 or Class 1a Units of Frontier Balanced Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Global Fund are charged a service fee of up to three percent (3.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 and Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to selling agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Frontier Diversified Fund and Frontier Masters Fund or Class 2a Units of the Frontier Long/Short Commodity Fund sold) until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series for administrative purposes. Currently the service fee is not charged to Class 1AP investors. The Managing Owner may also pay selling agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such selling agents.

The Managing Owner has determined that the purchase of additional units of the relevant series will commence in 2019. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $26,419, $31,999, $143, $283,754, $12,874, $142,468 and $51,039 for the Frontier Diversified, Masters, Long/Short Commodity, Balanced, Select, Global and Heritage Funds, respectively.

The following table summarizes fees earned by the Managing Owner for the three months ended March 31, 2019 and 2018:

Three Months Ended March 31, 2019	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	$2,668	$12,029	$130,304
Frontier Masters Fund	-	5,593	7,486	67,318
Frontier Long/Short Commodity Fund	-	-	162	13,852
Frontier Balanced Fund	-	8,079	170,865	279,337
Frontier Select Fund	-	-	25,505	22,632
Frontier Global Fund	-	29,148	52,123	42,715
Frontier Heritage Fund	-	6,189	23,185	27,093

Three Months Ended March 31, 2018	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee
Frontier Diversified Fund	$1,881	$11,563	$16,115	$165,150
Frontier Masters Fund	-	32,349	14,969	134,048
Frontier Long/Short Commodity Fund	-	-	657	24,693
Frontier Balanced Fund	145,134	20,336	262,981	384,176
Frontier Select Fund	-	-	39,689	37,594
Frontier Global Fund	-	130,660	94,260	82,258
Frontier Heritage Fund	1,394	35,981	37,108	42,292

The following table summarizes fees payable to the Managing Owner as of March 31, 2019 and December 31, 2018.

As of March 31, 2019

	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$-	$-	$-	$2,490	$42,268
Frontier Masters Fund	-	-	-	1,287	23,323
Frontier Long/Short Commodity Fund	-	-	-	7	4,103
Frontier Balanced Fund	-	8,966	1,237	47,153	88,587
Frontier Select Fund	-	-	37	7,907	7,483
Frontier Global Fund	-	-	5,504	13,888	19,141
Frontier Heritage Fund	-	-	619	6,058	11,257

As of December 31, 2018

	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees
Frontier Diversified Fund	$10,897	$3,875	$-	$4,498	$44,827
Frontier Masters Fund	-	8,347	-	1,750	27,984
Frontier Long/Short Commodity Fund	-	-	-	51	5,306
Frontier Balanced Fund	-	13,917	1,490	56,791	101,770
Frontier Select Fund	-	-	-	8,575	7,812
Frontier Global Fund	-	42,705	8,124	17,803	24,353
Frontier Heritage Fund	-	9,201	1,238	6,684	10,189

With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed therefore by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk and the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months. There were no amounts receivable from the Managing Owner for any differences resulting from service fees.

Aggregate interest income from all sources, including U.S. Treasury Securities assets net of premiums and cash held at clearing brokers, of up to the first 2% (annualized) of average net assets less any fair market value related to swaps is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Global Fund, Frontier Select Fund, and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a, and Class 3a only), Frontier Masters Fund, and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a) 100% of the interest is retained by the respective Series.

The following table outlines the interest paid by each Series to the Managing Owner and its ratio to average net assets for the three months ended March 31, 2019 and 2018:

	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
	Gross Amount Paid to the	Gross Amount Paid to the	Ratio to Average	Ratio to Average
	Managing Owner	Managing Owner	Net Assets	Net Assets
Frontier Diversified Fund Class 1	$-	$-	0.00%	0.00%
Frontier Diversified Fund Class 2	-	-	0.00%	0.00%
Frontier Diversified Fund Class 3	-	-	0.00%	0.00%
Frontier Masters Fund Class 1	-	-	0.00%	0.00%
Frontier Masters Fund Class 2	-	-	0.00%	0.00%
Frontier Masters Fund Class 3	-	-	0.00%	0.00%
Frontier Long/Short Commodity Fund Class 2	6	50	0.00%	0.02%
Frontier Long/Short Commodity Fund Class 3	127	541	0.01%	0.02%
Frontier Long/Short Commodity Fund Class 1a	-	-	0.00%	0.00%
Frontier Long/Short Commodity Fund Class 2a	-	-	0.00%	0.00%
Frontier Long/Short Commodity Fund Class 3a	-	-	0.00%	0.00%
Frontier Balanced Fund Class 1	1,731	11,898	0.01%	0.03%
Frontier Balanced Fund Class 1AP	26	192	0.01%	0.03%
Frontier Balanced Fund Class 2	323	2,138	0.01%	0.03%
Frontier Balanced Fund Class 2a	4	45	0.00%	0.01%
Frontier Balanced Fund Class 3a	13	127	0.00%	0.01%
Frontier Select Fund Class 1	859	2,460	0.01%	0.05%
Frontier Select Fund Class 1AP	-	10	0.00%	0.04%
Frontier Select Fund Class 2	30	366	0.01%	0.05%
Frontier Global Fund Class 1	18,729	28,689	0.27%	0.22%
Frontier Global Fund Class 1AP	84	83	0.27%	0.22%
Frontier Global Fund Class 2	1,034	3,777	0.26%	0.23%
Frontier Heritage Fund Class 1	2,228	4,383	0.07%	0.09%
Frontier Heritage Fund Class 1AP	1	5	0.10%	0.09%
Frontier Heritage Fund Class 2	414	636	0.07%	0.09%

Total	$25,609	$55,400

7. Financial Highlights

The following information presents the financial highlights of the Trust, with respect to the Series, for the three months ended March 31, 2019 and 2018.

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 1a	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2018	$102.25	$120.84	$112.62	$91.10	$107.68	$100.77	$56.80	$98.82	$66.52	$103.66	$69.83
Net operating results:
Interest income	0.03	0.04	0.04	0.01	0.01	0.01	0.02	0.03	0.02	0.03	0.02
Expenses	(1.63)	(1.05)	(0.98)	(1.69)	(1.46)	(1.37)	(0.77)	(0.59)	(0.37)	(0.62)	(0.39)
Net gain/(loss) on investments, net of non-controlling interests	0.19	(0.14)	(0.06)	(1.23)	(1.54)	(1.37)	(5.90)	(4.59)	(7.21)	(4.82)	(7.49)
Net income/(loss)	(1.41)	(1.15)	(1.00)	(2.91)	(2.99)	(2.73)	(6.66)	(5.15)	(7.56)	(5.41)	(7.87)
Net asset value, March 31, 2019	$100.84	$119.69	$111.62	$88.19	$104.69	$98.04	$50.14	$93.67	$58.96	$98.25	$61.96

Ratios to average net assets
Net investment income/(loss)	-6.58%	-3.51%	-3.51%	-8.08%	-5.87%	-5.87%	-6.28%	-2.46%	-2.46%	-2.46%	-2.46%
Expenses before incentive fees (3)(4)	6.71%	3.64%	3.64%	8.14%	5.93%	5.93%	6.41%	2.60%	2.60%	2.60%	2.60%
Expenses after incentive fees (3)(4)	6.71%	3.64%	3.64%	8.14%	5.93%	5.93%	6.41%	2.60%	2.60%	2.60%	2.60%
Total return before incentive fees (2)	-1.38%	-0.95%	-0.89%	-3.19%	-2.78%	-2.71%	-11.73%	-5.21%	-11.37%	-5.22%	-11.27%
Total return after incentive fees (2)	-1.38%	-0.95%	-0.89%	-3.19%	-2.78%	-2.71%	-11.73%	-5.21%	-11.37%	-5.22%	-11.27%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2018	$117.63	$134.16	$180.94	$156.81	$156.26	$71.41	$82.48	$108.18
Net operating results:
Interest income	0.04	0.05	0.07	0.06	0.06	0.00	0.00	0.00
Expenses	(1.97)	(1.29)	(1.74)	(1.51)	(1.51)	(0.92)	(0.49)	(0.65)
Net gain/(loss) on investments, net of non-controlling interests	(0.82)	(0.91)	(1.22)	(1.09)	(1.03)	0.27	0.31	0.46
Net income/(loss)	(2.74)	(2.15)	(2.90)	(2.54)	(2.48)	(0.65)	(0.18)	(0.19)
Net asset value, March 31, 2019	$114.89	$132.01	$178.04	$154.27	$153.78	$70.76	$82.30	$107.99

Ratios to average net assets
Net investment income/(loss)	-6.90%	-3.90%	-3.90%	-3.90%	-3.90%	-5.58%	-2.58%	-2.58%
Expenses before incentive fees (3)(4)	7.06%	4.06%	4.06%	4.06%	4.06%	5.58%	2.58%	2.58%
Expenses after incentive fees (3)(4)	7.06%	4.06%	4.06%	4.06%	4.06%	5.58%	2.58%	2.58%
Total return before incentive fees (2)	-2.33%	-1.60%	-1.60%	-1.62%	-1.59%	-0.91%	-0.22%	-0.18%
Total return after incentive fees (2)	-2.33%	-1.60%	-1.60%	-1.62%	-1.59%	-0.91%	-0.22%	-0.18%

	Frontier Global Fund			Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2018	$131.57	$149.92	$187.17	$99.83	$111.78	$152.53
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(2.19)	(1.42)	(1.77)	(1.54)	(0.97)	(1.30)
Net gain/(loss) on investments, net of non-controlling interests	6.95	8.00	10.08	1.39	1.63	2.23
Net income/(loss)	4.76	6.58	8.31	(0.15)	0.66	0.93
Net asset value, March 31, 2019	$136.33	$156.50	$195.48	$99.68	$112.44	$153.46

Ratios to average net assets
Net investment income/(loss)	-6.91%	-3.91%	-3.91%	-6.63%	-3.63%	-3.63%
Expenses before incentive fees (3)(4)	6.91%	3.91%	3.91%	6.63%	3.63%	3.63%
Expenses after incentive fees (3)(4)	6.91%	3.91%	3.91%	6.63%	3.63%	3.63%
Total return before incentive fees (2)	3.62%	4.39%	4.44%	-0.15%	0.59%	0.61%
Total return after incentive fees (2)	3.62%	4.39%	4.44%	-0.15%	0.59%	0.61%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner's total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.
(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees are included in the total return.

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 1a	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2017	$116.41	$135.19	$125.68	$114.74	$133.27	$124.40	$81.35	$115.81	$93.59	$121.50	$97.99
Net operating results:
Interest income	0.04	0.05	0.05	0.09	0.10	0.09	0.08	0.11	0.09	0.12	0.10
Expenses	(1.82)	(1.16)	(1.08)	(2.29)	(1.98)	(1.85)	(1.20)	(0.69)	(0.56)	(0.72)	(0.59)
Net gain/(loss) on investments, net of non-controlling interests	(8.10)	(9.82)	(9.06)	(14.24)	(16.72)	(15.54)	(2.37)	(2.79)	(3.17)	(2.93)	(3.26)
Net income/(loss)	(9.88)	(10.93)	(10.09)	(16.44)	(18.60)	(17.30)	(3.49)	(3.37)	(3.64)	(3.53)	(3.75)
Net asset value, March 31, 2018	$106.53	$124.26	$115.59	$98.30	$114.67	$107.10	$77.86	$112.44	$89.95	$117.97	$94.24

Ratios to average net assets
Net investment income/(loss)	-6.45%	-3.44%	-3.44%	-8.38%	-6.10%	-6.10%	-5.43%	-2.00%	-2.00%	-2.00%	-2.00%
Expenses before incentive fees (3)(4)	6.60%	3.58%	3.58%	8.70%	6.42%	6.42%	5.82%	2.39%	2.39%	2.39%	2.39%
Expenses after incentive fees (3)(4)	6.61%	3.59%	3.59%	8.70%	6.42%	6.42%	5.82%	2.39%	2.39%	2.39%	2.39%
Total return before incentive fees (2)	-8.48%	-8.08%	-8.02%	-14.33%	-13.96%	-13.91%	-4.29%	-2.91%	-3.89%	-2.91%	-3.83%
Total return after incentive fees (2)	-8.49%	-8.08%	-8.03%	-14.33%	-13.96%	-13.91%	-4.29%	-2.91%	-3.89%	-2.91%	-3.83%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2017	$135.96	$150.56	$202.90	$175.77	$175.18	$90.27	$100.02	$132.73
Net operating results:
Interest income	0.05	0.05	0.07	0.06	0.06	0.00	0.00	0.00
Expenses	(2.57)	(1.79)	(2.41)	(2.10)	(2.09)	(1.15)	(0.57)	(0.76)
Net gain/(loss) on investments, net of non-controlling interests	(8.51)	(9.49)	(12.68)	(11.06)	(11.03)	(12.65)	(14.09)	(18.69)
Net income/(loss)	(11.03)	(11.23)	(15.02)	(13.10)	(13.06)	(13.80)	(14.66)	(19.45)
Net asset value, March 31, 2018	$124.93	$139.33	$187.88	$162.67	$162.12	$76.47	$85.36	$113.28

Ratios to average net assets
Net investment income/(loss)	-6.89%	-3.89%	-3.89%	-3.89%	-3.89%	-5.46%	-2.46%	-2.46%
Expenses before incentive fees (3)(4)	6.71%	3.72%	3.72%	3.72%	3.72%	5.46%	2.46%	2.46%
Expenses after incentive fees (3)(4)	7.04%	4.05%	4.05%	4.05%	4.05%	5.46%	2.46%	2.46%
Total return before incentive fees (2)	-7.79%	-7.13%	-7.08%	-7.13%	-7.13%	-15.29%	-14.66%	-14.65%
Total return after incentive fees (2)	-8.11%	-7.46%	-7.40%	-7.45%	-7.46%	-15.29%	-14.66%	-14.65%

	Frontier Winton Fund			Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2017	$159.08	$176.44	$216.50	$121.19	$134.28	$179.70
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(3.45)	(2.55)	(3.24)	(2.46)	(1.78)	(2.38)
Net gain/(loss) on investments, net of non-controlling interests	(11.03)	(12.28)	(16.50)	(14.23)	(15.86)	(21.21)
Net income/(loss)	(14.48)	(14.83)	(19.74)	(16.69)	(17.64)	(23.59)
Net asset value, March 31, 2018	$144.60	$161.61	$196.76	$104.50	$116.64	$156.11

Ratios to average net assets
Net investment income/(loss)	-8.98%	-5.98%	-5.98%	-8.51%	-5.52%	-5.52%
Expenses before incentive fees (3)(4)	8.98%	5.98%	5.98%	8.49%	5.50%	5.50%
Expenses after incentive fees (3)(4)	8.98%	5.98%	5.98%	8.51%	5.52%	5.52%
Total return before incentive fees (2)	-9.10%	-8.41%	-9.12%	-13.75%	-13.11%	-13.10%
Total return after incentive fees (2)	-9.10%	-8.41%	-9.12%	-13.77%	-13.14%	-13.13%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.
(4)	Expense ratios do not include mangement and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees are included in the total return.

8. Derivative Instruments and Hedging Activities

The Series’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Series do not enter into or hold positions for hedging purposes as defined under ASC 815, Derivatives and Hedging (“ASC 815”). The detail of the fair value of the Series’ derivatives by instrument types as of March 31, 2019 and December 31, 2018 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to each Series’ position in swap contracts. There are embedded management fees in transacting these swaps ranging from 1% to 1.5% based on fair value of swaps and the embedded incentive fees ranging from 15% to 25% based on net new trading profits on swaps.

The following tables summarize the monthly averages of forwards, options and futures contracts bought and sold for each respective Series of the Trust:

For the Three Months ended March 31, 2019

Monthly average contracts:

	Bought	Sold

Frontier Balanced Fund	251	306

For the Three Months ended March 31, 2018

Monthly average contracts:

	Bought	Sold

Frontier Balanced Fund	1,348	1,217

The following tables summarize the trading revenues for the three months ended March 31, 2019 and 2018 by sector:

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended March 31, 2019

Type of contract	Frontier Balanced Fund
Agriculturals	$(45,090)
Currencies	(118,064)
Energies	(29,682)
Interest rates	235,633
Metals	(4,975)
Stock indices	(33,296)
Realized trading income/(loss)(1)	$4,526

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended March 31, 2018

Type of contract	Frontier Balanced Fund

Metals	$(59,526)
Currencies	17,651
Energies	48,325
Agriculturals	28,070
Interest rates	(86,844)
Stock indices	26,652
Realized trading income/(loss)(1)	$(25,672)

(1)	Amounts recorded in the Statements of Operations under Net realized gain/(loss) on futures, forwards, and options.

Unrealized Trading Revenue from Futures, Forwards and Options for the Three Months Ended March 31, 2019

Type of contract	Frontier Balanced Fund
Agriculturals	$(24,291)
Currencies	(73,863)
Energies	8,770
Interest rates	(7,691)
Metals	2,411
Stock indices	(7,572)
Change in unrealized trading income/(loss)(1)	$(102,236)

Unrealized Trading Revenue from Futures, Forwards and Options for the Three Months Ended March 31, 2018

Type of contract	Frontier Balanced Fund

Metals	$13,694
Currencies	(41,931)
Energies	(44,022)
Agriculturals	41,234
Interest rates	148,669
Stock indices	(7,379)
Change in unrealized trading income/(loss)(1)	$110,265

(1)	Amounts recorded in the Statements of Operations under Net change in open trade equity/(deficit).

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

The following tables present gross and net information about the Series’ assets and liabilities subject to master netting arrangements as disclosed on the statements of financial condition as of March 31, 2019 and December 31, 2018.

As of March 31, 2019

	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial	Net Amounts Presented in the Statements of Financial Condition

Frontier Balanced Fund
Open Trade Equity/(Deficit)	$307,042	$(163,216)	$143,826
Swap Contracts	10,599,721	-	$10,599,721

Frontier Diversified Fund
Swap Contracts	$5,833,765	$-	$5,833,765

Frontier Long/Short Commodity Fund
Swap Contracts	$461,666	$-	$461,666

Frontier Heritage Fund
Swap Contracts	$2,905,249	$-	$2,905,249

As of December 31, 2018

	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial	Net Amounts Presented in the Statements of Financial Condition

Frontier Balanced Fund
Open Trade Equity/(Deficit)	$348,879	$(128,220)	$220,659
Swap Contracts	10,794,908	-	$10,794,908

Frontier Diversified Fund
Swap Contracts	$5,920,414	$-	$5,920,414

Frontier Long/Short Commodity Fund
Swap Contracts	$479,102	$-	$479,102

Frontier Heritage Fund
Swap Contracts	$2,955,444	$-	$2,955,444

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

11. Subsequent Events

The Managing Owner evaluates events that occur after the balance sheet date but before and up until financial statements are available to be issued. The Managing Owner has assessed the subsequent events through the date that the financial statements were issued and has determined that, except as set forth below, there were no subsequent events requiring adjustment to or disclosure in the financial statements.

From April 1, 2019 through June 24, 2019, Frontier Balanced Fund, Frontier Diversified Fund, Frontier Heritage Fund, Frontier Long/Short Commodity Fund, Frontier Masters Fund, Frontier Select Fund, and Frontier Global Fund paid $3,330,926, $1,038,567, $710,961, $127,007, $1,520,995 $249,842 and $1,766,684, respectively, in redemptions.

Frontier Funds

Consolidated Statements of Financial Condition

March 31, 2019 (unaudited) and December 31, 2018

	March 31, 2019	December 31, 2018

ASSETS

Cash and cash equivalents	$418,983	$1,729,879
U.S. Treasury securities, at fair value	2,807,036	5,684,327
Receivable from futures commission merchants	2,868,177	11,255,848
Open trade equity, at fair value	135,976	-
Incentive fee receivable	78,845	78,845
Swap contracts, at fair value	19,800,401	20,149,868
Investments in private investment companies, at fair value	51,672,642	46,557,428
Interest receivable	18,904	117,168
Due from Managing Owner	3,727	-
Redemptions receivable from private investment companies	358,579	-
Other assets	22,987	-

Total Assets	$78,186,257	$85,573,363

LIABILITIES & CAPITAL

LIABILITIES
Open trade deficit, at fair value	$-	$398,189
Owner redemptions payable	89,695	23,759
Incentive fees payable to Managing Owner	-	10,897
Management fees payable to Managing Owner	8,966	78,045
Interest payable to Managing Owner	7,397	10,852
Trading fees payable to Managing Owner	196,162	222,241
Service fees payable to Managing Owner	78,790	96,152
Risk analysis fees payable	15,267	27,562
Advance on unrealized Swap Appreciation	12,191,555	12,191,555
Subscriptions in advance for service fee rebates	548,696	497,326
Subscriptions payable to private investment companies	105,800	-
Other liabilities	30,246	4,003

Total Liabilities	13,272,574	13,560,581

OWNERS CAPITAL
Managing Owner Units	707,298	851,595
Limited Owner Units	64,206,385	71,161,187

Total Owners Capital	64,913,683	72,012,782

Total Liabilities and Owners Capital	$78,186,257	$85,573,363

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Condensed Schedule of Investments

March 31, 2019 (unaudited)

Description	Fair Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various agriculture futures contracts (U.S.)	$(7,220)	-0.01%
Various base metals futures contracts (U.S.)	43,848	0.07%
Various interest rates futures contracts (Canada)	16,967	0.03%
Various interest rates futures contracts (Europe)	70,828	0.11%
Various interest rates futures contracts (Far East)	20,289	0.03%
Various interest rates futures contracts (Oceanic)	47,651	0.07%
Various interest rates futures contracts (U.S.)	27,031	0.04%
Various soft futures contracts (U.S.)	3,200	0.00%
Various stock index futures contracts (Europe)	5,687	0.01%
Various stock index futures contracts (Oceanic)	(248)	0.00%
Various stock index futures contracts (U.S.)	2,970	0.00%
Total Long Futures Contracts	$231,003	0.35%
SHORT FUTURES CONTRACTS *
Various agriculture futures contracts (Europe)	$407	0.00%
Various agriculture futures contracts (U.S.)	10,850	0.02%
Various base metals futures contracts (U.S.)	(55,178)	-0.09%
Various energy futures contracts (U.S.)	2,780	0.00%
Various interest rates futures contracts (Europe)	(1)	0.00%
Various precious metal futures contracts (U.S.)	2,350	0.00%
Various soft futures contracts (U.S.)	14,425	0.02%
Total Short Futures Contracts	$(24,367)	-0.05%
CURRENCY FORWARDS *
Various currency forwards contracts (NA)	$(70,658)	-0.11%
Total Currency Forwards	$(70,658)	-0.11%
Total Open Trade Equity (Deficit)	$135,978	0.19%
SWAPS (1)
Frontier Brevan Howard swap (U.S.)	$2,905,250	4.48%
Frontier XXXIV Balanced select swap (U.S.)	10,599,720	16.33%
Frontier XXXV Diversified select swap (U.S.)	5,833,765	8.99%
Frontier XXXVII L/S select swap (U.S.)	461,666	0.71%
Total Swaps	$19,800,401	30.51%
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	4,760,979	7.33%
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	3,262,648	5.03%
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	6,526,454	10.05%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	4,255,328	6.56%
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	552,017	0.85%
Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	363,336	0.56%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	12,596,762	19.41%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	14,809,691	22.81%
Galaxy Plus Fund - TT Feeder Fund (531) LLC	2,616,631	4.03%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	909,820	1.40%
Total Private Investment Companies	$51,672,642	79.60%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value

$2,212,000	US Treasury Note 6.875% due 08/15/2025 (Cost$2,769,423)	2,807,036	4.32%
	Total U.S. Treasury Securities	$2,807,036	4.32%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Consolidated Financial Statements, Note 4.
(2)	See Notes to Consolidated Financial Statements, Note 5.

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Condensed Schedule of Investments

December 31, 2018

		% of Total Capital
Description	Fair Value	(Net Asset Value)
LONG FUTURES CONTRACTS *
Various agriculture futures contracts (Europe)	$(1,315)	0.00%
Various agriculture futures contracts (U.S.)	9,510	0.01%
Various base metals futures contracts (U.S.)	(429,385)	-0.60%
Various currency futures contracts (Latin America)	42,160	0.06%
Various energy futures contracts (U.S.)	(643,321)	-0.89%
Various interest rates futures contracts (Canada)	13,487	0.02%
Various interest rates futures contracts (Europe)	360,817	0.50%
Various interest rates futures contracts (Far East)	36,092	0.05%
Various interest rates futures contracts (Oceanic)	78,270	0.11%
Various interest rates futures contracts (U.S.)	44,250	0.06%
Various precious metal futures contracts (U.S.)	14,730	0.02%
Various soft futures contracts (U.S.)	(20,705)	-0.03%
Various stock index futures contracts (Europe)	(18,456)	-0.03%
Various stock index futures contracts (Far East)	(23,446)	-0.03%
Various stock index futures contracts (Oceanic)	1,338	0.00%
Various stock index futures contracts (U.S.)	(75,392)	-0.10%
Total Long Futures Contracts	$(611,366)	-0.85%
SHORT FUTURES CONTRACTS *
Various agriculture futures contracts (Canada)	$9,817	0.01%
Various agriculture futures contracts (Europe)	400	0.00%
Various agriculture futures contracts (U.S.)	81,243	0.11%
Various base metals futures contracts (U.S.)	147,521	0.20%
Various currency futures contracts (Europe)	(63,875)	-0.09%
Various currency futures contracts (Far East)	(180,813)	-0.25%
Various currency futures contracts (Oceanic)	33,405	0.05%
Various energy futures contracts (U.S.)	425,052	0.59%
Various interest rates futures contracts (Europe)	(79,801)	-0.11%
Various interest rates futures contracts (Oceanic)	(309)	0.00%
Various interest rates futures contracts (U.S.)	(35,688)	-0.05%
Various precious metal futures contracts (U.S.)	(226,300)	-0.31%
Various soft futures contracts (U.S.)	22,291	0.03%
Various stock index futures contracts (Africa)	(1,220)	0.00%
Various stock index futures contracts (Canada)	3,027	0.00%
Various stock index futures contracts (Europe)	12,826	0.02%
Various stock index futures contracts (Far East)	283	0.00%
Various stock index futures contracts (U.S.)	62,711	0.09%
Total Short Futures Contracts	$210,570	0.29%
CURRENCY FORWARDS *
Various currency forwards contracts (NA)	$2,607	0.00%
Total Currency Forwards	$2,607	0.00%
Total Open Trade Equity (Deficit)	$(398,189)	-0.56%
SWAPS (1)
Frontier Brevan Howard swap (U.S.)	$2,955,444	4.10%
Frontier XXXIV Balanced select swap (U.S.)	10,794,908	14.99%
Frontier XXXV Diversified select swap (U.S.)	5,920,414	8.22%
Frontier XXXVII L/S select swap (U.S.)	479,102	0.67%
Total Swaps	$20,149,868	27.98%
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	3,308,411	4.59%
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	3,003,247	4.17%
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	4,981,003	6.92%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	4,968,683	6.90%
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	5,503,821	7.64%
Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	808,116	1.12%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	930,806	1.29%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	1,103,278	1.53%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	18,370,991	25.51%
Galaxy Plus Fund - TT Feeder Fund (531) LLC	2,595,925	3.60%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	983,147	1.37%
Total Private Investment Companies	$46,557,428	64.64%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value

$4,512,000	US Treasury Note 6.875% due 08/15/2025 (Cost$5,589,456)	5,684,327	7.89%
	Total U.S. Treasury Securities	$5,684,327	7.89%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Consolidated Financial Statements, Note 4.
(2)	See Notes to Consolidated Financial Statements, Note 5.

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Statements of Operations

For the Three Months Ended March 31, 2019 and 2018 (unaudited)

	March 31, 2019	March 31, 2018

Investment income:
Interest - net	$44,172	$60,326

Total Income	44,172	60,326

Expenses:
Incentive Fees (rebate)	-	148,409
Management Fees	51,677	230,889
Risk analysis Fees	6,692	22,798
Service Fees - Class 1, 1A, 2, 2A	291,355	465,780
Trading Fees	583,251	870,525
Total Expenses	932,975	1,738,401

Investment income/(loss) - net	(888,803)	(1,678,075)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(1,277,349)	(754,751)
Net unrealized gain/(loss) on private investment companies	2,834,733	(9,139,562)
Net realized gain/(loss) on private investment companies	(1,920,406)	844,793
Net change in open trade equity/(deficit)	525,552	(763,917)
Net unrealized gain/(loss) on swap contracts	(349,464)	1,532,308
Net realized gain/(loss) on U.S. Treasury securities	103,338	(288,824)
Net unrealized gain/(loss) on U.S. Treasury securities	(85,272)	(13,612)
Trading commissions	(11,073)	(18,998)

Net gain/(loss) on investments	(179,941)	(8,602,563)

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(1,068,744)	$(10,280,638)

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Statements of Changes in Owners’ Capital

For the Three Months Ending March 31, 2019 (unaudited)

	Managing Owner	Limited Owners	Total

Owners’ Capital, December 31, 2018	$851,595	$71,161,187	$72,012,782

Sale of Units (including transfers)	-	-	-
Redemption of Units (including transfers)	(124,500)	(5,905,855)	(6,030,355)
Net increase/(decrease) in Owners’
Capital resulting from operations	(19,797)	(1,048,947)	(1,068,744)

Owners’ Capital, March 31, 2019	$707,298	$64,206,385	$64,913,683

The consolidated Trust is not unitized as are the individual Series of the Trust

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2019 and 2018 (unaudited)

	March 31, 2019	March 31, 2018

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(1,068,744)	$(10,280,638)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity	(534,165)	763,917
Net unrealized (gain)/loss on swap contracts	349,463	(1,532,308)
Net unrealized (gain)/loss on U.S. Treasury securities	85,272	13,612
Net realized (gain)/loss on U.S. Treasuries securities	(103,338)	288,824
Net unrealized (gain)/loss on private investment companies	(2,834,733)	9,139,562
Net realized (gain)/loss on private investment companies	1,920,406	(844,793)
(Purchases) sales of:
(Purchases) of U.S. Treasury securities	(5,275,023)	(6,197,080)
Sales of U.S. Treasury securities	8,139,078	9,749,302
(Purchases) of Private Investment Companies	(18,881,035)	(13,480,163)
Sales of Private Investment Companies	14,680,430	14,510,340
Reduction of collateral in Swap contracts	-	3,100,000
U.S. Treasury interest and premium paid/amortized	31,024	70,476
Increase and/or decrease in:
Receivable from futures commission merchants	8,387,671	9,948,318
Interest receivable	98,264	168,264
Receivable from related parties	-	(11,636)
Other assets	(381,566)	(18,183)
Incentive fees payable to Managing Owner	(10,897)	95,373
Management fees payable to Managing Owner	(69,079)	85,339
Interest payable to Managing Owner	(3,455)	(8,604)
Trading fees payable to Managing Owner	(26,079)	(206,297)
Service fees payable to Managing Owner	(17,362)	127,561
Due from Managing Owner	(3,727)	475
Risk analysis fees payable	(12,295)	4,779
Subscriptions in advance for service fee rebates	51,370	-
Other liabilities	132,043	(278,983)

Net cash provided by operating activities	4,653,523	15,207,457
Cash Flows from Financing Activities:

Payment for redemption of capital	(6,030,355)	(6,502,692)
Redemptions payable	65,936	(23,603)

Net cash used in financing activities	(5,964,419)	(6,526,295)

Net increase (decrease) in cash and cash equivalents	(1,310,896)	8,681,162

Cash and cash equivalents, beginning of period	1,729,879	2,695,377
Cash and cash equivalents, end of period	$418,983	$11,376,539

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

The Trust has seven (7) separate and distinct Series of Units issued and outstanding: Frontier Diversified Fund, Frontier Masters Fund, Frontier Long/Short Commodity Fund, Frontier Balanced Fund, Frontier Select Fund, Frontier Global Fund (Formerly Frontier Winton Fund), and Frontier Heritage Fund. The Trust financial statements are comprised of unitized Series which are consolidated into the Trust financial statements. However, the consolidated Trust does not issue units.

The Trust, with respect to each Series:

●	engages in the speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts), and may, from time to time, engage in cash and spot transactions;

●	allocates funds to a limited liability trading company or companies (“Trading Company” or “Trading Companies”) and Galaxy Plus entities (“Galaxy Plus”). Except as otherwise described in these notes, each Trading Company and Galaxy Plus entity has one-year renewable contracts with its own independent commodity trading advisor(s), or each, a Trading Advisor, that will manage all or a portion of such Trading Company’s and Galaxy Plus entity’s assets and make the trading decisions for the assets of each Series invested in such Trading Company and Galaxy Plus entity. Each Trading Company and Galaxy Plus entity will segregate its assets from any other Trading Company and Galaxy Plus entity;

●	maintains separate, distinct records for each Series, and accounts for the assets of each Series separately from the other Series;

●	calculates the Net Asset Value (“NAV”) of its Units for each Series separately from the other Series;

●	has an investment objective of increasing the value of each Series’ Units over the long term (capital appreciation), while managing risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments;

●	maintains each Series of Units in three to seven sub-classes—Class 1, Class 1AP, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of Frontier Diversified Fund, Frontier Masters Fund, and Frontier Long/Short Commodity Fund are charged a service fee of up to two percent (2.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to two percent (2.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to two percent (2.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. Investors who have purchased Class 1 or Class 1a Units of Frontier Balanced Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Global Fund are charged a service fee of up to three percent (3.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to selling agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Frontier Diversified Fund, and Frontier Masters Fund or Class 2a Units of the Frontier Long/Short Commodity Fund sold) until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series. Class 1AP was created as a sub-class of Class 1 and it has been presented separately because the fees applicable to it are different from those applicable to Class 1. Currently the service fee is not charged to Class 1AP investors. The Managing Owner may also pay selling agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such selling agents; and

●	all payments made to selling agents who are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and their associated persons that constitute underwriting compensation will be subject to the limitations set forth in Rule 2310(b)(4)(B)(ii) (formerly Rule 2810(b)(4)(B)(ii)) of the Conduct Rules of FINRA (“Rule 2310”). An investor’s Class 1 Units or Class 2 Units of any Series, or Class 1a Units or Class 2a Units of the Frontier Long/Short Commodity Fund or Frontier Balanced Fund will be classified as Class 3 or Class 3a Units of such Series, as applicable, when the Managing Owner determines that the fee limitation set forth in Rule 2310 with respect to such Units has been reached or will be reached. The service fee limit applicable to each unit sold is reached upon the earlier of when (i) the aggregate initial and ongoing service fees received by the selling agent with respect to such unit equals 9% of the purchase price of such unit or (ii) the aggregate underwriting compensation (determined in accordance with FINRA Rule 2310) paid in respect of such unit totals 10% of the purchase price of such unit. No service fees are paid with respect to Class 3 or Class 3a Units. Units of any Class in a Series may be redeemed, in whole or in part, on a daily basis, at the then current NAV per Unit for such Series on the day of the week after the date the Managing Owner is in receipt of a redemption request for at least one (1) business day to be received by the Managing Owner prior to 4:00 PM in New York.

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

As of March 31, 2019, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund, Frontier Global Fund and Frontier Heritage Fund separates Units into a maximum of three separate Classes – Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Balanced Fund separates Units into a maximum of five separate Classes— Class 1, Class 1AP, Class 2, Class 2A and Class 3A. The Trust, with respect to the Frontier Long/Short Commodity Fund separates Units into a maximum of five separate Classes— Class 1A, Class 2A, Class 2, Class 3A and Class 3. Between April 15, 2016 and May 10, 2017, a portion of the interests in Frontier Trading Company I, LLC and all of the interests in Frontier Trading Company VII, LLC, Frontier Trading Company XV, LLC, and Frontier Trading Company XXIII LLC held by Frontier Diversified Fund, Frontier Masters Fund, Frontier Select Fund, Frontier Balanced Fund and Frontier Long/Short Commodity Fund were exchanged for equivalent interests in the Galaxy Plus Managed Account Platform (“Galaxy Plus”) which is an unaffiliated, third-party managed account platform. The assets of Frontier Trading Company I, LLC, which included exposure to Quantmetrics Capital Management LLP’s Multi-Strategy Program, Quantitative Investment Management, LLC’s Quantitative Global Program, Quest Partners LLC’s Quest Tracker Index Program, Chesapeake Capital Management, LLC’s Diversified Program, and Doherty Advisors LLC’s Relative Value Moderate Program, the assets of Frontier Trading Company VII, LLC, which included exposure to Emil van Essen LLC’s Multi-Strategy Program, Red Oak Commodity Advisors, Inc.’s Fundamental Diversified Program, Rosetta Capital Management, LLC’s Rosetta Trading Program, and Landmark Trading Company’s Landmark Program, the assets of Frontier Trading Company XV, LLC, which included exposure to Transtrend B.V.’s TT Enhanced Risk (USD) Program, and the assets of Frontier Trading Company XXIII, LLC which included exposure to Fort L.P.’s Global Contrarian Program have been transferred to individual Delaware limited liability companies (“Master Funds”) in Galaxy Plus. Each Master Fund is sponsored and operated by Gemini Alternative Funds, LLC (“Sponsor”). The Sponsor has contracted with the Trading Advisors to manage the portfolios of the Master Funds pursuant to the advisors’ respective program. For those Series that invest in Galaxy Plus, approximately 30-70% of those Series assets are used to support the margin requirements of the Master Funds. The remaining assets of the Series are split between investments in Trading Companies and a pooled cash management account that invests primarily in U.S. Treasury securities. For those Series that do not invest in Galaxy Plus, their assets are split between investments in Trading Companies and investments in the pooled cash management account.

Each of the Series has invested a portion of its assets in several different Trading Companies or Galaxy Plus entities and one or more Trading Advisors may manage the assets invested in such Trading Companies or Galaxy Plus entities.

The Trust has entered into agreements, which provide for the indemnification of futures clearing brokers, currency trading companies, and commodity trading advisers, among others, against losses, costs, claims and liabilities arising from the performance of their individual obligations under such agreements, except for gross negligence or willful misconduct.

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

Interest Income—U.S. Treasury Securities are pooled for purposes of maximizing returns on these assets to investors of all Series. Interest income from pooled cash management assets is recognized on the accrual basis and allocated daily to each Series based upon its daily proportion of ownership of the pool. Aggregate interest income from all sources, including U.S. Treasuries and assets held at a futures commission merchant (“FCM”), of up to two percentage points of the aggregate percentage yield (annualized) of net asset value less any fair market value related to swaps, is paid to the Managing Owner by the Frontier Balanced Fund (Class 1, and Class 2 only), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Select Fund, Frontier Global Fund and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a and Class 3a), Frontier Masters Fund and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 100% of the interest is retained by the respective Series. All interest not paid to the Managing Owner is interest income to the Series, and shown net on the statement of operations.

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

Receivable from Futures Commission Merchants—The Trust deposits assets with a FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2018 and March 31, 2019 included restricted cash for margin requirements of $1,717,065 and $1,236,259 for the Frontier Trading Company I LLC, and $4,621,100 and $7,839 for Frontier Trading Company II LLC, respectively.

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

Income Taxes—The Trust applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust for the quarter ended March 31, 2019. The 2015 through 2018 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

Fees and Expenses—All management fees, incentive fees, service fees, risk analysis fees (for closed Series only) and trading fees of the Trust are paid to the Managing Owner. It is the responsibility of the Managing Owner to pay all Trading Advisor management and incentive fees, selling agent service fees and all other operating expenses and continuing offering costs of the Trust. Only management fees and incentive fees related to assets allocated through Trading Companies are included in expense on the Consolidated Statement of Operations. The Series are all charged management and incentive fees on the asset allocated through the Galaxy Plus entities. Those fees are included in unrealized gain/(loss) on private investment companies on the Consolidated Statements of Operations. The Series are also charged management and incentive fees on assets allocated to swaps. Such fees are embedded in the fair value of the swap and are included in net unrealized gain (loss) on swap contracts on the Consolidated Statements of Operations.

Incentive Fee (rebate)—The Managing Owner is allowed to share in the incentive fees earned by the Commodity Trading Advisors up to 10% of New Net Profits (as defined in the prospectus). If the Managing Owner’s share of the incentive fee exceeds 10% of new net profits during the period, then the Managing Owner is obligated to return any amount in excess. The returned amounts are recorded as Incentive Fee (Rebate) on the Consolidated Statements of Operations.

Service Fees—The Trust may maintain each Series of Units in three to seven sub-classes—Class 1, Class 1AP, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of Frontier Diversified Fund, Frontier Masters Fund, and Frontier Long/Short Commodity Fund are charged a service fee of up to two percent (2.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to two percent (2.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 and Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to two percent (2.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. Investors who have purchased Class 1 or Class 1a Units of Frontier Balanced Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Global Fund are charged a service fee of up to three percent (3.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 and Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to selling agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Frontier Diversified Fund and Frontier Masters Fund or Class 2a Units of the Frontier Long/Short Commodity Fund sold) until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series for administrative purposes. Currently the service fee is not charged to Class 1AP investors. The Managing Owner may also pay selling agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such Selling agents.

Each Series is charged service fees as outlined above. In some cases, amounts paid to selling agents might be less than the amount charged to the Series. When this occurs, the service fee is rebated back to the investor in the form of additional units. During 2017 and 2018, the Series were not allowed to issue additional units. The Managing Owner has determined that the purchase of additional units of the relevant Series will commence in 2019 when the Series are allowed to sell shares again. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $497,326 and $548,696 as of December 31, 2018 and March 31, 2019, respectively.

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

Recently Issued Accounting Pronouncements—In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. In general, the amendments in ASU 2018-13 are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt the removed or modified disclosures upon the issuance of ASU 2018-13 and may delay adoption of the additional disclosures, which are required for public companies only, until their effective date. Management is currently evaluating the impacts ASU 2018-13 will have on the consolidated financial statements. Refer to Note 11.

Subsequent Events—The Trust follows the provisions of ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date and up through the date the financial statements are issued. Refer to Note 11.

3. Fair Value Measurements

In connection with the valuation of investments the Trust applies Fair Value Measurement (“ASC 820”). ASC 820 provides clarification that when a quoted price in an active market for the identical asset or liability is not available, a reporting entity is required to measure fair value using certain techniques. ASC 820 also clarifies that when estimating the fair value of an asset or liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of an asset or liability. ASC 820 also clarifies that both a quoted price in an active market for the identical asset or liability at the measurement date and the quoted price for the identical asset or liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.

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

Swap Contracts. Certain Series of the Trust strategically invest a portion or all of their assets in total return swaps, selected at the direction of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more investment products or indices. In a typical swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. Swap contracts are reported at fair value upon daily reports from the counterparty. In addition, a third party takes the inputs from the counterparty, makes certain adjustments, and runs it through their pricing model to come up with their daily price. The fair value measurements of the swap contracts are valued using unadjusted inputs that were not internally developed.  The Managing Owner reviews and compares approved current day pricing of the CTA positions, as received from the counterparty which includes intra-day volatility and volume and daily index performance, in addition to reports from the administrator. Differences in prices exceeding 5% are investigated. Unexplainable differences are escalated to the Managing Owner’s Valuation Committee for evaluation and resolution.  The Swap Contracts are reported at fair value using Level 3 inputs.

Investments in Private Investment Companies. Investments in private investment companies are valued utilizing the net asset values provided by the underlying private investment companies as a practical expedient. Each Series applies the practical expedient to its investments in private investment companies on an investment-by-investment basis, and consistently with the Series’ entire position in a particular investment, unless it is probable that the Series will sell a portion of an investment at an amount different from the net asset value of the investment.  The private investment companies are excluded from the fair value table below.

The following table summarizes the instruments that comprise the Trust’s financial asset portfolio, by Series in aggregate, measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value.

March 31, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$206,634	$(70,658)	$-	$135,976
Swap Contracts	-	-	19,800,401	19,800,401
U.S. Treasury Securities	2,807,036	-	-	2,807,036

December 31, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$(400,796)	$2,607	$-	$(398,189)
Swap Contracts	-	-	20,149,868	20,149,868
U.S. Treasury Securities	5,684,327	-	-	5,684,327

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the Consolidated Statement of Operations.

For the Three Months ended March 31, 2019

Balance of recurring Level 3 assets as of January 1, 2018	20,149,868
Total gains or losses (realized/unrealized):
Included in earnings-realized	-
Included in earnings-unrealized	(349,467)
Proceeds from collateral reduction	-
Purchase of investments	-
Sale of investments	-
Transfers in and/or out of Level 3	-

Balance of recurring Level 3 assets as of March 31, 2019	19,800,401

For the Year ended December 31, 2018

Balance of recurring Level 3 assets as of January 1, 2018	21,208,838
Total gains or losses (realized/unrealized):
Included in earnings-realized	-
Included in earnings-unrealized	2,041,028
Proceeds from collateral reduction	(3,099,998)
Purchase of investments	-
Sale of investments	-
Transfers in and/or out of Level 3	-

Balance of recurring Level 3 assets as of December 31, 2018	20,149,868

The Trust assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Trust’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the three months ended March 31, 2019, the Trust did not transfer any assets between Levels 1, 2 and 3.

The total change in unrealized appreciation (depreciation) included in the consolidated statements of operations attributable to level 3 investments still held at March 31, 2019:

Swaps	$(349,467)

The total change in unrealized appreciation (depreciation) included in the consolidated statements of operations attributable to level 3 investments still held at December 31, 2018:

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of March 31, 2019 and December 31, 2018, approximately 1.82% or $1,180,900 and 1.46% or $1,180,900 respectively, of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain swaps and is recorded as Swap Contracts, at fair value on the Consolidated Statements of Financial Condition of the Trust. This cash held with the counterparty is not restricted.

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

The Trust had invested in the following swap contracts as of and for the three months ended March 31, 2019:

	XXXIV Balanced select swap	XXXV Diversified select swap	XXXVII L/S select swap	Brevan Howard
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$7,420,403	$1,761,834	$653,610	$2,072,056
Termination Date	7/31/2023	7/31/2023	7/31/2023	3/27/2023
Cash Collateral	$86,000	$86,000	$29,950	$978,950
Swap Value	$10,513,721	$5,747,765	$431,716	$1,926,299
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	$(195,186)	$(86,648)	$(17,436)	$(50,194)
Fair Value as of December 31, 2018	$10,599,721	$5,833,765	$461,666	$2,905,249
Advance on swap appreciation	$(6,176,555)	$(4,000,000)	$(115,000)	$(1,900,000)

The Trust had invested in the following swap contracts as of and for the year ended December 31, 2018:

	XXXIV Balanced select swap	XXXV Diversified select swap	XXXVII L/S select swap	Brevan Howard
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$7,420,403	$1,761,834	$653,610	$2,072,056
Termination Date	7/31/2023	7/31/2023	7/31/2023	3/27/2023
Cash Collateral	$86,000	$86,000	$29,950	$978,950
Swap Value	$10,708,908	$5,834,414	$449,152	$1,976,494
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	$1,453,948	$643,941	$82,063	$(138,924)
Fair Value as of December 31, 2018	$10,794,908	$5,920,414	$479,102	$2,955,444
Advance on swap appreciation	$(6,176,555)	$(4,000,000)	$(115,000)	$(1,900,000)

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

The Galaxy Plus entities are made up of feeder funds in which the Trust invests and master trading entities into which the feeder funds invest. No investment held by the Galaxy Plus master trading entity is greater than 5% of the Trust’s total capital.

The following table summarizes the Trust’s equity in earnings from each of the private investment companies during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019				Three Months Ended March 31, 2018
	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)

Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(110,373)	613,319	1,452,650	1,955,596	(49,914)	(71,608)	(87,591)	(209,113)
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	-	-	-	-	-	(76,396)	68,413	(7,983)
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(18,647)	59,373	(107,028)	(66,302)	(26,783)	(433,944)	62,280	(398,447)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(165,783)	4,669,951	(5,454,164)	(949,996)	(242,357)	1,839,882	(1,824,122)	(226,597)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(18,698)	1,225,553	180,282	1,387,137	(29,780)	(624,013)	106,684	(547,109)
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	-	(55,629)	(55,629)	-	-	146,610	146,610
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(48,694)	(997,030)	16,340	(1,029,384)	(57,285)	(1,369,079)	(538,899)	(1,965,263)
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	(38,565)	34,869	(22,524)	(26,220)	(67,063)	114,702	(8,659)	38,980
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(9,226)	(15,734)	57,714	32,754	(14,370)	24,498	(44,246)	(34,118)
Galaxy Plus Fund - Quest FIT Feeder Fund (535) LLC	-	-	(31,483)	(31,483)	-	-	(27,611)	(27,611)
Galaxy Plus Fund - TT Feeder Fund (531) LLC	(47,947)	(122,096)	13,721	(156,322)	(75,103)	(197,579)	(405,904)	(678,586)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(108,847)	(323,299)	286,321	(145,825)	(299,641)	(4,386,243)	300,352	(4,385,532)
Total	$(566,780)	$5,144,906	$(3,663,800)	$914,326	(862,296)	$(5,179,780)	$(2,252,693)	$(8,294,769)

The Trust’s investments in private investment companies have certain redemption and liquidity restrictions which are described in the following table:

	Redemptions Notice Period	Redemptions Permitted	Liquidity Restrictions
Frontier Funds
Multi-Strategy
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	24 hours	Daily	None
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None
Galaxy Plus Fund - TT Feeder Fund (531) LLC	24 hours	Weekly	None
Option Trading
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	24 hours	Daily	None

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

Expenses

Management Fees—Each Series of Units pays to the Managing Owner a monthly management fee equal to a percentage of the notional assets of such Series allocated to Trading Companies, calculated on a daily basis. The percentage basis of the fees varies and are in line with the amounts being disclosed below. In addition, the Managing Owner receives a monthly management equal to a certain percentage of the assets in the Galaxy Plus entities attributable to such Series’ (including notional assets), calculated on a monthly basis. The management fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Consolidated Statements of Operations. The total amount of assets of a Series allocated to Trading Advisors and/or reference programs, including (i) actual funds deposited in accounts directed by the Trading Advisors or deposited as margin in respect of swaps or other derivative instruments referencing a reference program plus (ii) any notional equity allocated to the Trading Advisors and any reference programs, is referred to herein as the “notional assets” of the Series. The annual rate of the management fee is: 0.5% for the Frontier Balanced Fund Class 1 and Class 2, 1.0% for the Frontier Balanced Fund Class 1AP, Class 2a and Class 3a, 2.0% for the Frontier Global Fund, Frontier Long/Short Commodity Fund Class 1a, Class 2a and Class 3a and Frontier Masters Fund, 0.75% for Frontier Diversified Fund, 2.5% for the Frontier Heritage Fund and Frontier Select Fund, and 3.5% for the Frontier Long/Short Commodity Fund Class 2 and Class 3. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) and/or waive (up to the percentage specified) any such management fee to the extent any related management fee is paid by a trading company or estimated management fee is embedded in a swap or other derivative instrument. Any management fee embedded in a swap or other derivative instrument may be greater or less than the management fee that would otherwise be charged to the Series by the Managing Owner. As of the date of this report, for a Series that has invested in a swap, the Managing Owner or Trading Advisor(s) do not receive any management fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. As of March 31, 2019 and December 31, 2018, the range of management fees embedded based on fair value of swaps in (i) swaps owned by Frontier Diversified Fund was 1.00% per annum, (ii) swaps owned by Frontier Balanced Fund was 1.00% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 1.50% per annum, and (iv) swaps owned by Frontier Heritage Fund was 1.00% per annum, and the Managing Owner has waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded management fee was accrued on the relevant notional amount of the swap.

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

Trading Fees— In connection with each Series’ trading activities the Frontier Balanced Fund, Frontier Select Fund, Frontier Global Fund and Frontier Heritage Fund pays to the Managing Owner an FCM fee of up to 2.25% per annum of notional assets allocated to the trading advisors, including through investments in commodity pools available on the Galaxy Plus Platform, and any reference programs of the applicable Series. The Frontier Diversified Fund, Frontier Long/Short Commodity Fund and Frontier Masters Fund pays to the Managing Owner an FCM fee of up to 2.25% of notional assets allocated to the trading advisors, including through investments in commodity pools available on the Galaxy Plus Platform, and a custodial/due diligence fee of 0.12% of such Series’ NAV, calculated daily.

Incentive Fees— Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated in the Trading Companies by such Series, monthly or quarterly. In addition, the Managing Owner receives a quarterly incentive fee of a certain percentage of new net trading profits generated in the Galaxy Plus entities that have been allocated to the Series. The incentive fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Consolidated Statements of Operations. Because the Frontier Balanced Fund, Frontier Diversified Fund, Frontier Masters Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Long/Short Commodity Fund may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Frontier Balanced Fund and the Frontier Diversified Fund and 20% for the Frontier Global Fund, Frontier Heritage Fund, Frontier Select Fund, Frontier Long/Short Commodity Fund and Frontier Masters Fund. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series. As of the date of this report, for a Series that has invested in a swap, the Managing Owner or Trading Advisor(s) do not receive any incentive fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. As of March 31, 2019, the range of incentive fees as a percentage of net new trading profits on swaps embedded in (i) swaps owned by Frontier Diversified Fund was 20-25% per annum, (ii) swaps owned by Frontier Balanced Fund was 20-25% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 25% per annum, and (iv) swaps owned by Frontier Heritage Fund was 15% per annum, and the Managing Owner has waived the entire incentive fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded incentive fee was accrued based on the net new trading profits of the swap.

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

As of March 31, 2019, the Trust had a payable to the Managing Owner in the amounts of $0, $8,966, $7,397, $78,790, $15,267 and $196,162 for incentive fees, management fees, interest, service fees, risk analysis fees, and trading fees, respectively.

As of December 31, 2018, the Trust had a payable to the Managing Owner in the amounts of $10,897, $78,045, $10,852, $222,241, and $96,152 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

For the three months ended March 31, 2019 the Trust paid the Managing Owner $0, $51,677, $6,692, $291,355 and $583,251 for incentive fees, management fees, risk analysis fees, service fees, and trading fees, respectively.

For the three months ended March 31, 2018 the Trust paid the Managing Owner $148,409, $230,889, $22,798, $465,780 and $870,525 for incentive fees, management fees, risk analysis fees, service fees, and trading fees, respectively.

With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed therefore by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk and enjoys the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months. For the three months ended March 31, 2019 and 2018, amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees were $0 and $0, respectively.

Aggregate interest income from all sources, including U.S. Treasury Securities assets net of premiums and cash held at clearing brokers, of up to the first 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Global Fund, Frontier Select Fund, and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a, Class 3a only), Frontier Masters Fund, and Frontier Balanced Fund (Class 1AP, Class 2a, Class 3a only) 100% of the interest is retained by the respective Series. During the three months ended March 31, 2019 and 2018, the Trust paid $25,609 and $55,400, respectively, of such interest income to the Managing Owner. Such amounts are not included in the Consolidated Statement of Operations of the Trust. All other interest income is recorded by the Trust on the Consolidated Statement of Operations.

7. Financial Highlights

The following information presents the financial highlights of the Trust for the three months ended March 31, 2019 and 2018. This data has been derived from the information presented in the consolidated financial statements.

Three months ended March 31	2019	2018

Ratios to average net assets (1)
Net investment income/(loss) (1)	-5.42%	-5.99%
Expenses before incentive fees (3) (4)	5.69%	6.08%
Expenses after incentive fees (3) (4)	5.69%	6.22%

Total return before incentive fees (2)	-1.61%	-9.55%
Total return after incentive fees (2)	-1.61%	-9.69%

(1)	Annualized with the exception of incentive fees.
(2)	Total returns are not annualized.
(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Consolidated Statements of Operations of the Trust. See footnote 5.
(4)	Does not include management and incentive fees at Galaxy Plus.

The Trust financial highlights are calculated based upon the Trust’s consolidated financial statements. The consolidated Trust does not issue units and therefore the financial highlights do not disclose any unitized data.

8. Derivative Instruments and Hedging Activities

The Trust’s primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trust does not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trust’s derivatives by instrument types as of March 31, 2019 and December 31, 2018 is included in the Consolidated Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trust’s positions in swap contracts. There are embedded management fees in transacting these swaps ranging from 1% to 1.5% based on fair value of swaps and the embedded incentive fees ranging from 15% to 25% based on net new trading profits on swaps.

For the three months ended March 31, 2019 and March 31, 2018, the monthly average of forwards, options and futures contracts bought was approximately 274 and 322, respectively and sold was approximately 1,348 and 8,519, respectively.

The following tables summarize the trading revenues for the three months ended March 31, 2019 and 2018 by sector:

Realized Trading Revenue from Futures, Forwards and Options for the Three Months Ended March 31, 2019

Type of contract
Agriculturals	$(59,562)
Currencies	(500,661)
Energies	(584,896)
Interest rates	552,670
Metals	(617,340)
Stock indices	(67,560)
Realized trading income/(loss)(1)	$(1,277,349)

Realized Trading Revenue from Futures, Forwards and Options for the Three Months Ended March 31, 2018

Type of contract
Metals	$175,869
Currencies	(333,820)
Energies	(258,495)
Agriculturals	(164,058)
Interest rates	(178,994)
Stock indices	4,746
Realized trading income/(loss)(1)	$(754,752)

(1)	Amounts recorded in the Consolidated Statements of Operations under Net realized gain(loss) on futures forwards and options.

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended March 31, 2019

Type of contract
Agriculturals	$(79,579)
Currencies	87,240
Energies	221,050
Interest rates	(234,353)
Metals	484,455
Stock indices	46,739
Change in unrealized trading income/(loss)(1)	$525,552

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended March 31, 2018

Type of contract
Metals	$(589,655)
Currencies	(270,575)
Energies	30,389
Agriculturals	42,190
Interest rates	312,483
Stock indices	(288,750)
Change in unrealized trading income/(loss)(1)	$(763,918)

(1)	Amounts recorded in the Consolidated Statements of Operations under Net change in open trade equity/(deficit)

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

The following tables present gross and net information about the Trust’s assets and liabilities subject the master netting arrangements as disclosed on the consolidated statements of financial condition as of March 31, 2019 and December 31, 2018:

As of March 31, 2019

	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial	Net Amounts Presented in the Statements of Financial Condition

Open Trade Equity/(Deficit)	$427,769	$(291,793)	$135,976
Swap Contracts	19,800,401	-	19,800,401

As of December 31, 2018

	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial	Net Amounts Presented in the Statements of Financial Condition

Open Trade Equity/(Deficit)	$3,244,057	$(3,642,246)	$(398,189)
Swap Contracts	20,149,868	-	20,149,868

9. Trading Activities and Related Risks

The purchase and sale of futures and options on futures contracts require margin deposits with FCMs. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act, as amended (the “Commodity Exchange Act”), requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities. A customer’s cash and other property (for example, U.S. treasury bills) deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited.

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

10. Indemnifications and Guarantees

The Trust has entered into agreements, which provide for the indemnification of futures clearing brokers, and commodity trading advisers, among others, against losses, costs, claims and liabilities arising from the performance of their individual obligations under such agreements, except for gross negligence, bad faith or willful misconduct. The Trust has had no prior claims or payments pursuant to these agreements. The Trust’s individual maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred. However, based on experience the Trust expects the risk of loss to be remote. Maximum exposure is unfulfilled obligations of the Trust up to the amount of equity at risk with the custodians of the Trust. The Trust has not recorded any liability for the guarantees in the accompanying financial statements as it expects any possibility of losses to be remote. The Trust has not recorded any liability for the indemnifications in the accompanying financial statements as it expects any possibility of losses to be remote.

11. Subsequent Events

The Managing Owner evaluates events that occur after the balance sheet date but before and up until financial statements are available to be issued. The Managing Owner has assessed the subsequent events through the date that the financial statements were issued and has determined that, except as set forth below, there were no subsequent events requiring adjustment to or disclosure in the financial statements.

From April 1, 2019 through June 24, 2019, the Trust paid $8,744,982 in redemptions.

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

The following discussion and tables should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this quarterly report and our 2018 Annual Report on Form 10-K for the year ended December 31, 2018.

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

The Trust, with respect to each Series of Units, engages in the speculative trading of a diversified portfolio of futures, forward (including interbank foreign currencies) and options contracts and other derivative instruments (including swaps). The Trust allocates funds to affiliated Trading Companies and Galaxy Plus entities, each of which has one-year renewable contracts with its own independent Trading Advisor(s) that will manage all or a portion of the applicable Trading Company’s or Galaxy Plus entity’s assets, and make the trading decisions for the assets of each Series invested in such Trading Company or Gemini Plus entity. The assets of each Trading Company and Galaxy Plus entity will be segregated from the assets of each other Trading Company and Galaxy Plus entity. The Trust has an investment objective of increasing the value of the Units over the long term (capital appreciation), while controlling risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments (currencies). For additional overview of the Trust’s structure and business activities, see Item 1.

All management fees, incentive fees, service fees, risk analysis fee (for closed Series only) and trading fees of the Trust are paid to the Managing Owner. It is the responsibility of the Managing Owner to pay all Trading Advisor management and incentive fees, selling agent service fees and all other operating expenses and continuing offering costs of the Trust. Only management fees and incentive fees related to assets allocated through Trading Companies are included in expense on the Statement of Operations. The Series are all charged management and incentive fees on the assets allocated through the Galaxy Plus entities. Those fees are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. As of the date of this report, for a Series that has invested in a swap, the Managing Owner or Trading Advisor(s) do not receive any incentive fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. In each case, the embedded incentive fee was accrued based on the net new trading profits of the swap. The Series are also charged management and incentive fees on assets allocated to swaps. Such fees are embedded in the fair value of the swap and are included in net unrealized gain (loss) on swap contracts on the Statements of Operations. Embedded in the swap fair value is management and incentive fees being paid to Trading Advisors. As of March 31, 2019, the management fees and range of incentive fees by Trading Company were as follows:

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

The trading system of each of the major commodity Trading Advisors and the means by which the Series access those Trading Advisors are as follows:

Major Commodity Trading Advisor	Trading System Style	Accessed Through
Aspect Capital Limited	Systematic	Galaxy Plus
Beach Horizon	Systematic	Trading Company
BH-DG Systematic Trading LLP	Systematic	Swap
Crabel Capital Partners LLPC	Systematic	Swap
Doherty Advisors, LLC	Discretionary	Galaxy Plus
Emil Van Essen, LLC	Discretionary	Galaxy Plus
Fort, L.P.	Systematic	Galaxy Plus
H2O Asset Management	Systematic	Swap
J E Moody & Company	Systematic	Swap
Landmark Trading Company	Discretionary	Galaxy Plus
Quantitative Investment Management, LLC	Systematic	Galaxy Plus
Quantmetrics Capital Management LLP	Systematic	Galaxy Plus
Quest Partners LLC	Systematic	Galaxy Plus
Red Oak Commodity Advisors, Inc.	Discretionary	Galaxy Plus
Rosetta Capital Management, LLC	Discretionary	Galaxy Plus
Transtrend B.V.	Systematic	Galaxy Plus
Welton Investment Partners LLC	Systematic	Galaxy Plus
Winton Capital Management Ltd.	Systematic	Trading Company

As of March 31, 2019, the allocation of the assets of each applicable Series of the Trust between the Trading Advisors was as follows:

Allocation as of March 31, 2019 (expressed as a percentage of aggregate notional exposure to commodity trading programs)

Advisor	Frontier Diversified Fund	Frontier Long/Short Commodity Fund	Frontier Masters Fund	Frontier Balanced Fund	Frontier Select Fund	Frontier Global Fund	Frontier Heritage Fund
Aspect Capital Limited	15%	—	32%	14%	—	100%	43%
Beach Horizon	—	—	—	5%	—	—	—
BH-DG Systematic Trading LLP	—	—	—	—	29%	—	19%
Crabel Capital Partners, LLPC	5%	—	—	4%	—	—	—
Doherty	6%			5%
Emil Van Essen, LLC	12%	19%	27%	11%	—	—	—
Fort, L.P.	15%	—	—	14%	—	—	—
H2O Asset Management	12%	—	—	18%	—	—	—
J E Moody & Company	—	20%	—	—	—	—	—
Landmark	1%	9%		1%
Quantitative Investment Management, LLC	16%	—	—	13%	—	—	—
Quantmetrics Capital Management LLP	—	—	—	—	—	—	—
Quest Partners LLC	3%	—	—	2%	—	—	—
Red Oak Commodity Advisors, Inc.	—	2%	—	—	—	—	—
Rosetta Capital Management, LLC	—	25%	—	—	—	—	—
Transtrend B.V.	—	—	14%	—	28%	—	—
Welton Investment Partners LLC	15%	25%	27%	13%	43%	—	38%
Winton Capital Management Ltd.	—	—	—	—	—	—	—

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At March 31, 2019, cash deposited at the clearing brokers was $11,472,343 for the Trust. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each month. Currently, with the Federal Funds target rate at 2.00% to 2.25%, this amount is estimated to be 2.00%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds and time deposits. Aggregate interest income from all sources, including assets held at clearing brokers, of up to 2.00% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Global Fund, Frontier Select Fund, and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a, Class 3a only), Frontier Masters Fund and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 20% of the total interest allocated to the Series was paid to the Managing Owner from January 1, 2017 through April 28, 2017; thereafter 100% of the interest is retained by the respective Series. The amount reflected in the financial statements for the Trust and Series are disclosed on a net basis. Due to some classes not exceeding the 2% paid to the Managing Owner, amounts earned by those classes may be zero.

Approximately 10% to 30% of the Trust’s assets are expected to be committed as required margin for futures contracts and forwards and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations there under. Approximately 2% to 6% of the Trust’s assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 64% to 88% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. federally chartered banks. As of March 31, 2019, total cash and cash equivalents held at banking institutions were $0 for the Frontier Diversified Fund, $4,634 for the Frontier Masters Fund, $27,591 for the Frontier Long/Short Commodity Fund, $42,988 for the Frontier Balanced Fund, $14,722 for the Frontier Select Fund, $304,492 for the Frontier Global Fund, and $26,556 for the Frontier Heritage Fund.

As a commodity pool, the Trust has large cash positions. Such cash positions are used to pay margin for the trading of futures, forwards and options, and also to pay redemptions. Generally, the Trust has not been forced to liquidate positions to fund redemptions. During the three months ended March 31, 2019, the Trust was able to pay all redemptions.

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

Results of Operations

Series Returns and Other Information

The returns for each Series and Class of Units for the three months ended March 31, 2019 and 2018, and related information, are discussed below. The activities of the Trust on a consolidated basis are explained through the activity of the underlying Series. Please refer to the discussion of the Series activities in relation to the Trust on a consolidated basis.

Each Series had exposure to commodity interest positions within one or more sectors during the three months ended March 31, 2019 and 2018. The performance of each Series was impacted over the course of the periods by, among other things, the relative performance of the relevant sector or sectors and the commodities within those sectors, the changing allocations among, and the specific positions taken by the Series’ Trading Advisors in, the relevant sector(s) and commodities, and the timing of entries and exits. For certain of the Series, a sector attribution chart has been included at the end of the relevant discussion. Each chart depicts the performance of the relevant Series’ positions within each of the relevant sectors (determined by the Managing Owner using monthly gross return and NAV figures, with various adjustments to net out a proportional allocation of the fees and expenses chargeable to the Series) during the periods presented.

As of the date of this report, for a Series that has invested in a swap, a trading advisor does not receive any management fees directly from the Series for such swap, and instead the relevant trading advisor receives compensation via the fees embedded in the swap. As of March 31, 2019, the effective management fee embedded in (i) swaps owned by Frontier Diversified Fund was 0.80% per annum, (ii) swaps owned by Frontier Balanced Fund was 0.61% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 1.91% per annum, (iv) swaps owned by Frontier Heritage Fund was 2.22% per annum, and (v) swaps owned by Frontier Select Fund was 2.24% per annum and the managing owner has waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded management fee is accrued on the relevant notional amount of the swap.

Three months ended March 31, 2019 Compared to Three Months Ended March 31, 2018.

Frontier Diversified Fund

The Frontier Diversified Fund— Class 1 NAV lost 1.38% and lost 8.49%, respectively, for the three months ended March 31, 2019 and 2018, net of fees and expenses; the Frontier Diversified Fund—Class 2 NAV lost 0.95% and lost 8.08%, respectively for the three months ended March 31, 2019 and 2018, net of fees and expenses; the Frontier Diversified Fund—Class 3 NAV lost 0.90%  and lost 8.03%, respectively for the three months ended March 31, 2019 and 2018.

For the three months ended March 31, 2019, the Frontier Diversified Fund recorded net loss on investments of $66,078, net investment loss of $137,867, and total expenses of $142,735 resulting in a net decrease in Owners’ capital from operations of $203,945. For the three months ended March 31, 2018, the Frontier Diversified Fund recorded net loss on investments of $1,514,894 net investment loss of $187,092, net investment income of $7,617 and total expenses of $194,709 resulting in a net decrease in Owners’ capital from operations of $1,701,986.

Please see additional discussion under “Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018 –Frontier Diversified Fund.”

Frontier Masters Fund

The Frontier Masters Fund—Class 1 NAV lost 3.19% and lost 14.33% for the three months ended March 31, 2019 and 2018 net of fees and expenses; the Frontier Masters Fund —Class 2 NAV lost 2.78% and lost 13.96% for the three months ended March 31, 2019 and 2018, net of fees and expenses; the Frontier Masters Fund—Class 3 NAV lost 2.71% and lost 13.91% for the three months ended March 31, 2019 and 2018, net of fees and expenses.

For the three months ended March 31, 2019, the Frontier Masters Fund recorded net loss on investments of $103,616, net investment loss of $74,955, and total expenses of $75,465, resulting in a net decrease in Owners’ capital from operations of $178,571. For the three months ended March 31, 2018, the Frontier Masters Fund recorded net loss on investments of $1,462,847, net investment loss of $172,947, and total expenses of $181,366, resulting in a net decrease in Owners’ capital from operations of $1,635,794.

Please see additional discussion under “Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018— Frontier Masters Fund.”

Frontier Long/Short Commodity Fund

The Frontier Long/Short Commodity Fund—Class 2 NAV lost 5.21% and lost 2.91%, respectively, for the three months ended March 31, 2019 and 2018 net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 3 NAV lost 5.22% and lost 2.91% respectively for the three months ended March 31, 2019 and 2018 net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 1a NAV lost 11.73% and lost 4.29% respectively, for the three months ended March 31, 2019 and 2018 net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 2a NAV lost 11.37% and lost 3.89% respectively, for the three months ended March 31, 2019 and 2018 net of fees and expenses; the Frontier Long/Short Commodity Fund Class 3a NAV lost 11.27% and lost 3.83%, respectively, for the three months ended March 31, 2019 and 2018, net of fees and expenses.

For the three months ended March 31, 2019, the Frontier Long/Short Commodity Fund recorded net loss on investments of $152,085, net investment loss of $13,316, and total expenses of $14,014, resulting in a net decrease in Owners’ capital from operations of $165,401. For the three months ended March 31, 2018, the Frontier Long/Short Commodity Fund recorded net loss on investments of $103,393, net investment loss of $21,315, and total expenses of $21,315, resulting in a net decrease in Owners’ capital from operations of $124,708.

Please see additional discussion under “Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018 – Frontier Long/Short Commodity Fund.”

Frontier Balanced Fund

The Frontier Balanced Fund—Class 1 NAV lost 2.33% and lost 8.11%, respectively, for the three months ended March 31, 2019 and 2018, net of fees and expenses; the Frontier Balanced Fund —Class 2 NAV lost 1.60% and lost 7.40%, respectively, for the three months ended March 31, 2019 and 2018, net of fees and expenses; the Frontier Balanced Fund—Class 2a NAV lost 1.62% and lost 7.45%, respectively, for the three months ended March 31, 2019 and 2018, net of fees and expenses; the Frontier Balanced Fund—Class 3a NAV lost 1.59% and lost 7.46%, respectively, for the three months ended March 31, 2019 and 2018, net of fees and expenses; the Frontier Balanced Fund—Class 1AP NAV lost 1.60% and lost 7.46% for the three months ended March 31, 2019 and 2018, net of fees and expenses.

For the three months ended March 31, 2019, the Frontier Balanced Fund recorded net loss on investments of $273,490 net investment loss of $445,648, and total expenses of $457,008, resulting in a net decrease in Owners’ capital from operations of $719,138. For the three months ended March 31, 2018, the Frontier Balanced Fund recorded net loss on investments of $2,907,257, net investment loss of $797,948, net investment income of $16,516, and total expenses of $814,464, resulting in a net increase in Owners’ capital from operations of $3,705,205.

Please see additional discussion under “Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018 – Frontier Balanced Fund.”

Frontier Select Fund

The Frontier Select Fund—Class 1 NAV lost 0.91% and lost 15.29%, respectively, for the three months ended March 31, 2019 and 2018, net of fees and expenses; the Frontier Select Fund —Class 2 NAV lost 0.21% and lost 14.65% respectively for the three months ended March 31, 2019 and 2018, net of fees and expenses; the Frontier Select Fund —Class 1AP NAV lost 0.18% and lost 14.66%, respectively, for the three months ended March 31, 2019 and 2018.

For the three months ended March 31, 2019, the Frontier Select Fund recorded net gain on investments of $7,059, net investment loss of $48,137 and total expenses of $48,137, resulting in a net decrease in Owners’ capital from operations of $41,078. For the three months ended March 31, 2018, the Frontier Select Fund recorded net loss on investments of $894,845, net investment loss of $77,283, and total expenses of $77,283, resulting in a net decrease in Owners’ capital from operations of $972,128.

Please see additional discussion under “Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018 – Frontier Select Fund.”

Frontier Global Fund (formerly, Frontier Winton Fund)

The Frontier Global Fund—Class 1 NAV gained 3.63% and lost 9.10%, respectively, for the three months ended March 31, 2019 and 2018, net of fees and expenses; the Frontier Global Fund —Class 2 NAV gained 4.43% and lost 9.12%, respectively, for the three months ended March 31, 2019 and 2018, net of fees and expenses; the Frontier Global Fund —Class 1AP NAV gained 4.39% and lost 8.41%, respectively, for the three months ended March 31, 2019 and 2018.

For the three months ended March 31, 2019, the Frontier Global Fund recorded net gain on investments of $355,477, net investment loss of $94,838, and total expenses of $94,838, resulting in a net increase in Owners’ capital from operations of $240,639. For the three months ended March 31, 2018, the Frontier Global Fund recorded net loss on investments of $1,026,553, net investment loss of $307,495, and total expenses of $307,495, resulting in a net decrease in Owners’ capital from operations of $1,334,048.

Please see additional discussion under “Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018 – Frontier Global Fund.”

Frontier Heritage Fund

The Frontier Heritage Fund—Class 1 NAV lost 0.15% and lost 13.77%, respectively, for the three months ended March 31, 2019 and 2018 net of fees and expenses; the Frontier Heritage Fund —Class 2 NAV gained 0.61% and lost 13.10%, respectively for the three months ended March 31, 2019 and 2018, net of fees and expenses; the Frontier Heritage Fund —Class 1AP NAV gained 0.60% and lost 13.14%, respectively, for the three months ended March 31, 2019 and 2018.

For the three months ended March 31, 2019, the Frontier Heritage Fund recorded net gain on investments of $22,807, net investment loss of $51,199, and total expenses of $51,199, resulting in a net decrease in Owners’ capital from operations of $28,392, after non-controlling interests of $24,336. For the three months ended March 31, 2018, the Frontier Heritage Fund recorded net loss on investments of $692,322, net investment loss $116,775, and total expenses of $116,775, resulting in a net decrease in Owners’ capital from operations of $809,097, after non-controlling interests of $2,326.

Please see additional discussion under “Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018 – Frontier Heritage Fund.”

Three months ended March 31, 2019 Compared to Three Months Ended March 31, 2018.

Frontier Diversified Fund

2019

The Frontier Diversified Fund— Class 1 NAV lost 1.38% and lost 8.49%, respectively, for the three months ended March 31, 2019 and 2018, net of fees and expenses; the Frontier Diversified Fund—Class 2 NAV lost 0.95% and lost 8.08%, respectively for the three months ended March 31, 2019 and 2018, net of fees and expenses; the Frontier Diversified Fund—Class 3 NAV lost 0.90% and lost 8.03%, respectively for the three months ended March 31, 2019 and 2018.

For the three months ended March 31, 2019, the Frontier Diversified Fund recorded net loss on investments of $66,078, net investment loss of $137,867, and total expenses of $142,735 resulting in a net decrease in Owners’ capital from operations of $203,945. The NAV per Unit, Class 1, decreased from $102.25 at December 31, 2018 to $100.84 as of March 31, 2019. The NAV per Unit, Class 2, decreased from $120.84 at December 31, 2018 to $119.69 as of March 31, 2019. The NAV per Unit, Class 3 decreased from $112.62 at December 31, 2018 to $111.62 as of March 31, 2019. Total Class 1 subscriptions and redemptions for the period were $0 and $37,231, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $1,394,381, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $343,798, respectively. Ending capital at March 31, 2019 was $1,583,757 for Class 1, $6,166,872 for Class 2 and $6,426,526 for Class 3. Ending capital at December 31, 2018 was $1,703,556 for Class 1, $7,672,754 for Class 2 and $6,780,200 for Class 3.

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

As of March 31, 2019, the management fee embedded in swaps owned by Frontier Diversified Fund was 1.00% per annum, and the managing owner has waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded management fee is accrued on the relevant notional amount of the swap.

Based on an analysis of the management fees charged to Frontier Diversified Fund, the effective management fee rate of the Series were higher than the management fee rate otherwise payable to the Managing Owner.  The effective management fee rate for the Series was calculated for the period covered by the Form 10-Q by dividing the aggregate management fees paid by such Series (whether directly to the Managing Owner, or as an embedded management fee paid to a third-party commodity trading advisor) by the aggregate assets on which such management fees were paid.  For the quarter ended March 31, 2019, the effective management fee rate of Frontier Diversified Fund was 0.80%, compared to a management fee payable to the Managing Owner of 0.75%. For the quarter ended March 31, 2019, the management and incentive fees embedded in gains (losses) from trading companies owned by Frontier Diversified Fund was $29,656.

The Frontier Diversified Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors.

Two sectors which traded in the Frontier Diversified Fund were profitable in Q1 2019 and two were profitable YTD. Energies and Interest Rates were profitable for Q1 2019 while Metals, Currencies, Agriculturals and Stock Indices finished negative for the quarter. Energies and Interest Rates were profitable YTD while Metals, Currencies, Agriculturals and Stock Indices finished negative YTD.

In terms of major CTA performance Aspect, H20 and Fort finished positive for the quarter. Crabel, Emil Van Essen, QIM and Quantmetrics, Quest, Welton and Winton were negative for the quarter.

Aspect, H20 and Fort finished positive YTD. Crabel, Emil Van Essen, QIM, Quantmetrics, Quest, Welton and Winton were negative YTD.

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

The Frontier Diversified Fund may have both long and short exposure to the Agriculturals, Interest Rates, Currencies, Stock Indices, Energies and Metals sectors.

Frontier Diversified Fund Class 1 Sector Attributions
Q1 2018 and YTD
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2018
YTD

Frontier Diversified Fund Class 2 Sector Attributions
Q1 2018 and YTD
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
-7.00%
-8.00%
-9.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2018
YTD

Frontier Diversified Fund Class 3 Sector Attributions
Q1 2018 and YTD
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
-7.00%
-8.00%
-9.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2018
YTD

Frontier Diversified Fund Class 1 Major Advisors Performance
Q1 2018 and YTD
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
Aspect Capital Limited
Crabel
Emil Van Essen
Fort LP (GC)
H2O
QIM
Quantmetrics
Quest Partners
Welton
Winton
Non-Major Advisors
Q1 2018
YTD

Frontier Diversified Fund Class 2 Major Advisors Performance
Q1 2018 and YTD
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
Aspect Capital Limited
Crabel
Emil Van Essen
Fort LP (GC)
H2O
QIM
Quantmetrics
Quest Partners
Welton
Winton
Non-Major Advisors
Q1 2018
YTD

Frontier Diversified Fund Class 3 Major Advisors Performance
Q1 2018 and YTD
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
Aspect Capital Limited
Crabel
Emil Van Essen
Fort LP (GC)
H2O
QIM
Quantmetrics
Quest Partners
Welton
Winton
Non-Major Advisors
Q1 2018
YTD

Two of the six sectors traded in the Frontier Diversified Fund were profitable in Q1 2018 and two of the six were profitable YTD. Energies and Interest Rates were profitable for Q1 2018 while Metals, Currencies, Agriculturals, and Stock Indices finished negative for the quarter. Energies and Interest Rates were profitable for YTD while Metals, Currencies, Agriculturals, and Stock Indices finished negative YTD.

In terms of major CTA performance Crabel, Emil Van Essen, H20 and Quantmetrics finished positive for the quarter. Aspect, Fort, QIM, Quest, Welton and Winton were negative for the quarter.

Crabel, Emil Van Essen, H20 and Quantmetrics were positive YTD while Aspect, Fort, QIM, Quest, Welton and Winton were negative YTD.

Frontier Masters Fund

2019

The Frontier Masters Fund—Class 1 NAV lost 3.19% and lost 14.33% for the three months ended March 31, 2019 and 2018 net of fees and expenses; the Frontier Masters Fund —Class 2 NAV lost 2.78% and lost 13.96% for the three months ended March 31, 2019 and 2018, net of fees and expenses; the Frontier Masters Fund—Class 3 NAV lost 2.71% and lost 13.91% for the three months ended March 31, 2019 and 2018, net of fees and expenses.

For the three months ended March 31, 2019, the Frontier Masters Fund recorded net loss on investments of $103,616, net investment loss of $74,955, and total expenses of $75,465, resulting in a net decrease in Owners’ capital from operations of $178,571. For the three months ended March 31, 2018, the Frontier Masters Fund recorded net loss on investments of $1,462,847, net investment loss of $172,947, and total expenses of $181,366, resulting in a net decrease in Owners’ capital from operations of $1,635,794.

The NAV per Unit, Class 1, decreased from $91.10 at December 31, 2018 to $88.19 as of March 31, 2019. The NAV per Unit, Class 2, decreased from $107.68 at December 31, 2018 to $104.69 as of March 31, 2019. The NAV per Unit, Class 3, decreased from $100.77 at December 31, 2018 to $98.04 as of March 31, 2019. Total Class 1 subscriptions and redemptions for the period were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $97,053, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $248,270, respectively. Ending capital at March 31, 2019 was $1,437,087 for Class 1, $1,153,978 for Class 2 and $2,457,174 for Class 3. Ending capital at December 31, 2018 was $1,484,478 for Class 1, $1,292,975 for Class 2 and $2,794,680 for Class 3.

The Frontier Masters Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

One of the six sectors which traded in the Frontier Masters Fund was profitable in Q1 2019 and one of the six was profitable YTD. Interest Rates were profitable for Q1 2019 while Agriculturals, Metals, Currencies, Energies, and Stock Indices finished negative for the quarter. Interest Rates were profitable YTD while Agriculturals, Metals, Currencies, Energies, and Stock Indices finished negative YTD.

In terms of major CTA performance Aspect and Transtrend finished positive for the quarter. Welton, Emil Van Essen and Winton were negative for the quarter. Aspect and Transtrend were positive YTD. Welton, Emil Van Essen and Winton were negative YTD.

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

The Frontier Masters Fund may have both long and short exposure to the Agriculturals, Interest Rates, Currencies, Stock Indices, Energies and Metals sectors.

Frontier Masters Fund Class 1 Sector Attributions
Q1 2018 and YTD
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
-16.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2018
YTD

Frontier Masters Fund Class 2 Sector Attributions
Q1 2018 and YTD
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
-16.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2018
YTD

Frontier Masters Fund Class 3 Sector Attributions
Q1 2018 and YTD
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
-16.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2018
YTD

Frontier Masters Fund Class 1 Major Advisors Performance
Q1 2018 and YTD
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
-7.00%
-8.00%
-9.00%
Emil Van Essen
Transtrend
Welton
Winton
Q1 2018
YTD

Frontier Masters Fund Class 2 Major Advisors Performance
Q1 2018 and YTD
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
-7.00%
-8.00%
-9.00%
Emil Van Essen
Transtrend
Welton
Winton
Q1 2018
YTD

Frontier Masters Fund Class 3 Major Advisors Performance
Q1 2018 and YTD
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
-7.00%
-8.00%
Emil Van Essen
Transtrend
Welton
Winton
Q1 2018
YTD

None of the six sectors traded in the Frontier Masters Fund was profitable in Q1 2018 and all of the six were negative YTD.

In terms of major CTA performance Emil Van Essen finished positive for the quarter. Winton, Transtrend and Welton were negative for the quarter

Emil Van Essen was positive YTD while Transtrend, Welton and Winton were negative YTD.

Frontier Long/Short Commodity Fund

2019

The Frontier Long/Short Commodity Fund—Class 2 NAV lost 5.21% and lost 2.91%, respectively, for the three months ended March 31, 2019 and 2018 net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 3 NAV lost 5.22% and lost 2.91% respectively for the three months ended March 31, 2019 and 2018 net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 1a NAV lost 11.73% and lost 4.29% respectively, for the three months ended March 31, 2019 and 2018 net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 2a NAV lost 11.37% and lost 3.89% respectively, for the three months ended March 31, 2019 and 2018 net of fees and expenses; the Frontier Long/Short Commodity Fund Class 3a NAV lost 11.27% and lost 3.83%, respectively, for the three months ended March 31, 2019 and 2018, net of fees and expenses.

For the three months ended March 31, 2019, the Frontier Long/Short Commodity Fund recorded net loss on investments of $152,085, net investment loss of $13,316, and total expenses of $14,014, resulting in a net decrease in Owners’ capital from operations of $165,401. For the three months ended March 31, 2018, the Frontier Long/Short Commodity Fund recorded net loss on investments of $103,393, net investment loss of $21,315, and total expenses of $21,315, resulting in a net decrease in Owners’ capital from operations of $124,708.

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

Based on an analysis of the management fees charged to Frontier Long/Short Commodity Fund, the effective management fee rate of the Series were lower than the management fee rate otherwise payable to the Managing Owner.  The effective management fee rate for the Series was calculated for the period covered by the Form 10-Q by dividing the aggregate management fees paid by such Series (whether directly to the Managing Owner, or as an embedded management fee paid to a third-party commodity trading advisor) by the aggregate assets on which such management fees were paid.  For the quarter ended March 31, 2019, the effective management fee rate of Frontier Long/Short Commodity Fund was 1.91%, compared to a management fee payable to the Managing Owner of 2.00%. For the quarter ended March 31, 2019, the management and incentive fees embedded in gains (losses) from trading companies owned by Frontier Long/Short Commodity Fund was $3,583.

The Frontier Long/Short Commodity Fund may have both long and short exposure to the Base Metals, Energies, Grains, Meats, Precious Metals, Financials and Softs sectors, although the majority of the exposure will typically be in the Energies, Metals and Softs sectors.

Frontier Long/Short Commodity Fund Class 2
Major Advisors Performance
Q1 2019 and YTD
1.50%
1.00%
0.50%
0.00%
-0.50%
-1.00%
-1.50%
-2.00%
-2.50%
-3.00%
Emil Van Essen
JE Moody
Red Oak
Rosetta
Welton
Non-Major Advisors
Q1 2019
YTD

Frontier Long/Short Commodity Fund Class 2A
Major Advisors Performance
Q1 2019 and YTD
0.50%
0.00%
-0.50%
-1.00%
-1.50%
-2.00%
-2.50%
-3.00%
-3.50%
Emil Van Essen
JE Moody
Red Oak
Rosetta
Welton
Non-Major Advisors
Q1 2019
YTD

Frontier Long/Short Commodity Fund Class 3
Major Advisors Performance
Q1 2019 and YTD
1.50%
1.00%
0.50%
0.00%
-0.50%
-1.00%
-1.50%
-2.00%
-2.50%
-3.00%
Emil Van Essen
JE Moody
Red Oak
Rosetta
Welton
Non-Major Advisors
Q1 2019
YTD

Frontier Long/Short Commodity Fund Class 3A
Major Advisors Performance
Q1 2019 and YTD
0.50%
0.00%
-0.50%
-1.00%
-1.50%
-2.00%
-2.50%
-3.00%
-3.50%
Emil Van Essen
JE Moody
Red Oak
Rosetta
Welton
Non-Major Advisors
Q1 2019
YTD

None of the seven sectors traded in the Frontier Long/Short Commodity Fund were profitable in Q1 2019 and none of the seven were profitable YTD. Energies, Base Metals, Grains, Meats, Precious Metals, Softs and Financials finished negative for the quarter. Energies, Base Metals, Grains, Meats, Precious Metals Softs and Financials were negative YTD.

In terms of major CTA performance Red Oak finished positive for the quarter. Emil Van Essen, JE Moody, Rosetta and Welton were negative for the quarter.

Red Oak was positive YTD while Emil Van Essen, JE Moody, Rosetta and Welton were negative YTD.

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

Frontier Long/Short Commodity Fund Class 2 Sector Attributions
Q1 2018 and YTD
1.50%
1.00%
0.50%
0.00%
-0.50%
-1.00%
-1.50%
-2.00%
-2.50%
-3.00%
-3.50%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q1 2018
YTD

Frontier Long/Short Commodity Fund Class 1A Sector Attributions
Q1 2018 and YTD
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q1 2018
YTD

Frontier Long/Short Commodity Fund Class 2A Sector Attributions
Q1 2018 and YTD
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q1 2018
YTD

Frontier Long/Short Commodity Fund Class 3 Sector Attributions
Q1 2018 and YTD
1.50%
1.00%
0.50%
0.00%
-0.50%
-1.00%
-1.50%
-2.00%
-2.50%
-3.00%
-3.50%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q1 2018
YTD

Frontier Long/Short Commodity Fund Class 3A Sector Attributions
Q1 2018 and YTD
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q1 2018
YTD

Frontier Long/Short Commodity Fund Class 2
Major Advisors Performance
Q1 2018 and YTD
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
Emil Van Essen
JE Moody
Red Oak
Rosetta
Welton
Non-Major Advisors
Q1 2018
YTD

Frontier Long/Short Commodity Fund Class 1A
Major Advisors Performance
Q1 2018 and YTD
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
Emil Van Essen
JE Moody
Red Oak
Rosetta
Welton
Non-Major Advisors
Q1 2018
YTD

Frontier Long/Short Commodity Fund Class 2A
Major Advisors Performance
Q1 2018 and YTD
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
Emil Van Essen
JE Moody
Red Oak
Rosetta
Welton
Non-Major Advisors
Q1 2018
YTD

Frontier Long/Short Commodity Fund Class 3
Major Advisors Performance
Q1 2018 and YTD
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
Emil Van Essen
JE Moody
Red Oak
Rosetta
Welton
Non-Major Advisors
Q1 2018
YTD

Frontier Long/Short Commodity Fund Class 3A
Major Advisors Performance
Q1 2018 and YTD
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
Emil Van Essen
JE Moody
Red Oak
Rosetta
Welton
Non-Major Advisors
Q1 2018
YTD

Three of the seven sectors traded in the Frontier Long/Short Commodity Fund were profitable in Q1 2018 and three of the seven were profitable YTD. Energies, Grains, and Meats were profitable for Q1 2018 while Base Metal, Precious Metal, Softs and Financials finished negative for the quarter. Energies, Grains, and Meats were profitable for YTD while Base Metal, Precious Metal, Softs and Financials were negative YTD

In terms of major CTA performance Emil Van Essen, JE Moody and Rosetta finished positive for the quarter. Red Oak and Welton were negative for the quarter.

Emil Van Essen, JE Moody, and Rosetta were positive YTD while Red Oak and Welton were negative YTD.

Frontier Balanced Fund

2019

The Frontier Balanced Fund—Class 1 NAV lost 2.33% and lost 8.11%, respectively, for the three months ended March 31, 2019 and 2018, net of fees and expenses; the Frontier Balanced Fund —Class 2 NAV lost 1.60% and lost 7.40%, respectively, for the three months ended March 31, 2019 and 2018, net of fees and expenses; the Frontier Balanced Fund —Class 2a NAV lost 1.62% and lost 7.45%, respectively, for the three months ended March 31, 2019 and 2018, net of fees and expenses; the Frontier Balanced Fund —Class 3a NAV lost 1.59% and lost 7.46%, respectively, for the three months ended March 31, 2019 and 2018, net of fees and expenses; the Frontier Balanced Fund —Class 1AP NAV lost 1.60% and lost 7.46% for the three months ended March 31, 2019 and 2018, net of fees and expenses.

For the three months ended March 31, 2019, the Frontier Balanced Fund recorded net loss on investments of $273,490 net investment loss of $445,648, and total expenses of $457,008, resulting in a net decrease in Owners’ capital from operations of $719,138. For the three months ended March 31, 2018, the Frontier Balanced Fund recorded net loss on investments of $2,907,257, net investment loss of $797,948, net investment income of $16,516, and total expenses of $814,464, resulting in a net increase in Owners’ capital from operations of $3,705,205.

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

Based on an analysis of the management fees charged to Frontier Balanced Fund, the effective management fee rate of the Series were higher than the management fee rate otherwise payable to the Managing Owner.  The effective management fee rate for the Series was calculated for the period covered by the Form 10-Q by dividing the aggregate management fees paid by such Series (whether directly to the Managing Owner, or as an embedded management fee paid to a third-party commodity trading advisor) by the aggregate assets on which such management fees were paid.  For the quarter ended March 31, 2019, the effective management fee rate of Frontier Balanced Fund was 0.61%, compared to a management fee payable to the Managing Owner of 0.50%. For the quarter ended March 31, 2019, the management and incentive fees embedded in gains (losses) from trading companies owned by Frontier Balanced Fund was $75,567.

The Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Frontier Balanced Fund Class 1AP Major Advisors Performance
Q1 2019 and YTD
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
Aspect Capital Ltd
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Quantmetrics
Welton
Wimmer Horizon
Winton
Non-Major Advisors
Q1 2019
YTD

Frontier Balanced Fund Class 2 Major Advisors Performance
Q1 2019 and YTD
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
Aspect Capital Ltd
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Quantmetrics
Welton
Wimmer Horizon
Winton
Non-Major Advisors
Q1 2019
YTD

Frontier Balanced Fund Class 2A Major Advisors Performance
Q1 2019 and YTD
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
Aspect Capital Ltd
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Quantmetrics
Welton
Wimmer Horizon
Winton
Non-Major Advisors
Q1 2019
YTD

Frontier Balanced Fund Class 3A Major Advisors Performance
Q1 2019 and YTD
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
Aspect Capital Ltd
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Quantmetrics
Welton
Wimmer Horizon
Winton
Non-Major Advisors
Q1 2019
YTD

Two of the six sectors traded in the Frontier Balanced Fund were profitable in Q1 2019 and two of the six were profitable YTD. Metals and Interest Rates were profitable for Q1 2019 while Agriculturals, Currencies, Energies and Stock Indices finished negative for the quarter. Metals and Interest Rates were positive YTD while Agriculturals, Currencies, Metals and Stock Indices were negative YTD.

In terms of major CTA performance Aspect Capital, Fort LP (GC), H2O AM and Wimmer Horizon finished positive for the quarter. Crabel, Emil Van Essen, Quantmetrics, Welton, Winton and Quantitative Investment Management were negative for the quarter.

Aspect Capital, Fort LP (GC), H2O AM and Wimmer Horizon were positive YTD while Crabel, Emil Van Essen, Quantmetrics, Welton, Winton and Quantitative Investment Management were negative YTD.

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

The Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Frontier Balanced Fund Class 1 Sector Attributions
Q1 2018 and YTD
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
-7.00%
-8.00%
-9.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2018
YTD

Frontier Balanced Fund Class 1AP Sector Attributions
Q1 2018 and YTD
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
-7.00%
-8.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2018
YTD

Frontier Balanced Fund Class 2 Sector Attributions
Q1 2018 and YTD
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
-7.00%
-8.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2018
YTD

Frontier Balanced Fund Class 2A Sector Attributions
Q1 2018 and YTD
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
-7.00%
-8.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2018
YTD

Frontier Balanced Fund Class 3A Sector Attributions
Q1 2018 and YTD
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
-7.00%
-8.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2018
YTD

Frontier Balanced Fund Class 1 Major Advisors Performance
Q1 2018 and YTD
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
Aspect Capital Limited
Beach Horizon
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Quantmetrics
Welton
Winton
Non-Major Advisors
Q1 2018
YTD

Frontier Balanced Fund Class 1AP Major Advisors Performance
Q1 2018 and YTD
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
Aspect Capital Limited
Beach Horizon
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Quantmetrics
Welton
Winton
Non-Major Advisors
Q1 2018
YTD

Frontier Balanced Fund Class 2 Major Advisors Performance
Q1 2018 and YTD
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
Aspect Capital Limited
Beach Horizon
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Quantmetrics
Welton
Winton
Non-Major Advisors
Q1 2018
YTD

Frontier Balanced Fund Class 2A Major Advisors Performance
Q1 2018 and YTD
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
Aspect Capital Limited
Beach Horizon
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Quantmetrics
Welton
Winton
Non-Major Advisors
Q1 2018
YTD

Frontier Balanced Fund Class 3A Major Advisors Performance
Q1 2018 and YTD
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
Aspect Capital Limited
Beach Horizon
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Quantmetrics
Welton
Winton
Non-Major Advisors
Q1 2018
YTD

One of the six sectors traded in the Frontier Balanced Fund were profitable in Q1 2018. Interest Rates were profitable while Metals, Currencies, Agriculturals, Stock Indices and Energies finished negative for the quarter. Interest Rates were positive YTD while Metals, Currencies, Agriculturals, Stock Indices and Energies were negative YTD.

In terms of major CTA performance, four of the ten major CTAs in the Frontier Balanced Fund were profitable in Q1 2018. Beach Horizon, Crabel, H20 AM and Quantmetrics were positive for the quarter while Aspect, Emil Van Essen, Fort LP (GC), QIM, Welton and Winton are negative for the quarter.

Beach Horizon, Crabel, H20 AM and Quantmetrics were positive YTD, while Aspect, Emil Van Essen, Fort LP (GC), QIM, Welton and Winton were negative YTD.

Frontier Select Fund

2019

The Frontier Select Fund—Class 1 NAV lost 0.91% and lost 15.29%, respectively, for the three months ended March 31, 2019 and 2018, net of fees and expenses; the Frontier Select Fund —Class 2 NAV lost 0.18% and lost 14.65% respectively for the three months ended March 31, 2019 and 2018, net of fees and expenses; the Frontier Select Fund—Class 1AP NAV lost 0.21% and lost 14.66%, respectively, for the three months ended March 31, 2019 and 2018.

For the three months ended March 31, 2019, the Frontier Select Fund recorded net gain on investments of $7,059, net investment loss of $48,137 and total expenses of $48,137, resulting in a net decrease in Owners’ capital from operations of $41,078. For the three months ended March 31, 2018, the Frontier Select Fund recorded net loss on investments of $894,845, net investment loss of $77,283, and total expenses of $77,283, resulting in a net decrease in Owners’ capital from operations of $972,128.

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

As of March 31, 2019, the management fee embedded in swaps owned by Frontier Select Fund was 1.00% per annum, and the managing owner has waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded management fee is accrued on the relevant notional amount of the swap.

Based on an analysis of the management fees charged to Frontier Select Fund, the effective management fee rate of the Series were lower than the management fee rate otherwise payable to the Managing Owner.  The effective management fee rate for the Series was calculated for the period covered by the Form 10-Q by dividing the aggregate management fees paid by such Series (whether directly to the Managing Owner, or as an embedded management fee paid to a third-party commodity trading advisor) by the aggregate assets on which such management fees were paid.  For the period ended March 31, 2019, the effective management fee rate of Frontier Select Fund was 2.24%, compared to a management fee payable to the Managing Owner of 2.50%. For the quarter ended March 31, 2019, the management and incentive fees embedded in gains (losses) from trading companies owned by Frontier Select Fund was $4,337.

The Frontier Select Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Two of the six sectors traded in the Frontier Select Fund were profitable in Q1 2019 and two of the six were profitable YTD. Agriculturals and Interest Rates were positive while Metals, Currencies, Stock Indices and Energies were negative for the quarter. Agriculturals and Interest Rates were profitable YTD while Metals, Currencies, Stock Indices and Energies finished negative YTD.

In terms of major CTA performance, Brevan Howard and Welton finished positive for the quarter and Transtrend finished negative for the quarter. Brevan Howard and Welton finished positive YTD while Transtrend finished negative YTD.

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

Frontier Select Fund Class 1 Sector Attributions
Q1 2018 and YTD
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
-16.00%
-18.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2018
YTD

Frontier Select Fund Class 1AP Sector Attributions
Q1 2018 and YTD
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
-16.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2018
YTD

Frontier Select Fund Class 2 Sector Attributions
Q1 2018 and YTD
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
-16.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2018
YTD

Frontier Select Fund Class 1 Major Advisor Performance
Q1 2018 and YTD
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Brevan Howard
Transtrend
Welton
Q1 2018
YTD

Frontier Select Fund Class 1AP Major Advisor Performance
Q1 2018 and YTD
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Brevan Howard
Transtrend
Welton
Q1 2018
YTD

Frontier Select Fund Class 2 Major Advisor Performance
Q1 2018 and YTD
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Brevan Howard
Transtrend
Welton
Q1 2018
YTD

One of the six sectors traded in the Frontier Select Fund were profitable in Q1 2018 and one of the six were profitable YTD. Interest Rates were positive while Currencies, Agriculturals, Metals, Energies and Stock Indices were negative for the quarter. Interest Rates were profitable YTD while and Currencies, Agriculturals, Metals, Energies, and Stock Indices finished negative YTD.

In terms of major CTA performance, Brevan Howard finished positive for the quarter and positive YTD. Transtrend and Welton finished negative for both the quarter and YTD.

Frontier Global Fund (formerly, Frontier Winton Fund)

2019

The Frontier Global Fund—Class 1 NAV gained 3.63% and lost 9.10%, respectively, for the three months ended March 31, 2019 and 2018, net of fees and expenses; the Frontier Global Fund—Class 2 NAV gained 4.43% and lost 9.12%, respectively, for the three months ended March 31, 2019 and 2018, net of fees and expenses; the Frontier Global Fund—Class 1AP NAV gained 4.39% and lost 8.41%, respectively, for the three months ended March 31, 2019 and 2018.

For the three months ended March 31, 2019, the Frontier Global Fund recorded net gain on investments of $355,477, net investment loss of $94,838, and total expenses of $94,838, resulting in a net increase in Owners’ capital from operations of $240,639. For the three months ended March 31, 2018, the Frontier Global Fund recorded net loss on investments of $1,026,553, net investment loss of $307,495, and total expenses of $307,495, resulting in a net decrease in Owners’ capital from operations of $1,334,048

The Frontier Global Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Frontier Global Fund Class 1 Sector Attributions
Q1 2019 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2019
YTD

Frontier Global Fund Class 1AP Sector Attributions
Q1 2019 and YTD
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2019
YTD

Frontier Global Fund Class 2 Sector Attributions
Q1 2019 and YTD
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2019
YTD

Two of the six sectors traded in the Frontier Global Fund were profitable in Q1 2019 and two of the six were profitable YTD. Interest Rates and Stock Indices were positive while Agriculturals, Currencies, Metals and Energies were negative for the quarter Interest Rates and Stock Indices were positive YTD while Agriculturals, Currencies, Metals and Energies were negative YTD.

2018

The Frontier Global Fund—Class 1 NAV lost 9.10% and lost 1.02%, respectively, for the three months ended March 31, 2018 and 2017, net of fees and expenses; the Frontier Global Fund —Class 2 NAV lost 9.12% and gained 0.32%, respectively, for the three months ended March 31, 2018 and 2017, net of fees and expenses; the Frontier Global Fund —Class 1AP NAV lost 8.41% and lost 0.55%, respectively, for the three months ended March 31, 2018 and 2017.

For the three months ended March 31, 2018, the Frontier Global Fund recorded net loss on investments of $1,026,553, net investment loss of $307,495, and total expenses of $307,495, resulting in a net decrease in Owners’ capital from operations of $1,334,048. The NAV per Unit, Class 1, decreased from $159.08 at December 31, 2017 to $144.60 as of March 31, 2018. The NAV per Unit, Class 1AP decreased from $176.44 at December 31, 2017 to $161.61 as of March 31, 2018. Class 2, decreased from $216.50 at December 31, 2017 to $196.76 as of March 31, 2018. Total Class 1 redemptions for the period were $163,674. . Total Class 1AP redemptions for the period were $61. Total Class 2 redemptions for the period were $207,909. Ending capital at March 31, 2018 was $11,754,668 for Class 1, $34,525 for Class 1AP, and $1,354,765 for Class 2. Ending capital at December 31, 2017 was $13,102,614 for Class 1, $37,761 for Class 1AP and $1,709,275 for Class 2.

The Frontier Global Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors.

Frontier Winton Fund Class 1 Sector Attributions
Q1 2018 and YTD
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2018
YTD

Frontier Winton Fund Class 1AP Sector Attributions
Q1 2018 and YTD
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2018
YTD

Frontier Winton Fund Class 2 Sector Attributions
Q1 2018 and YTD
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2018
YTD

One of the six sectors traded in the Frontier Global Fund were profitable in Q1 2018. Interest Rates were positive while Metals, Currencies, Energies, Agriculturals and Stock Indices were negative for the quarter. Interest Rates are positive YTD while Metals, Currencies, Energies, Agriculturals and Stock Indices are negative YTD.

Frontier Heritage Fund

2019

The Frontier Heritage Fund—Class 1 NAV lost 0.15% and lost 13.77%, respectively, for the three months ended March 31, 2019 and 2018 net of fees and expenses; the Frontier Heritage Fund—Class 2 NAV gained 0.61% and lost 13.10%, respectively for the three months ended March 31, 2019 and 2018, net of fees and expenses; the Frontier Heritage Fund—Class 1AP NAV gained 0.60% and lost 13.14%, respectively, for the three months ended March 31, 2019 and 2018.

For the three months ended March 31, 2019, the Frontier Heritage Fund recorded net gain on investments of $22,807, net investment loss of $51,199, and total expenses of $51,199, resulting in a net decrease in Owners’ capital from operations of $28,392, after non-controlling interests of $24,336. For the three months ended March 31, 2018, the Frontier Heritage Fund recorded net loss on investments of $692,322, net investment loss $116,775, and total expenses of $116,775, resulting in a net decrease in Owners’ capital from operations of $809,097, after non-controlling interests of $2,326.

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

As of March 31, 2019, the management fee embedded in swaps owned by Frontier Heritage Fund was 1.00% per annum, and the managing owner has waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded management fee is accrued on the relevant notional amount of the swap.

Based on an analysis of the management fees charged to Frontier Heritage Fund, the effective management fee rate of the Series were lower than the management fee rate otherwise payable to the Managing Owner.  The effective management fee rate for the Series was calculated for the period covered by the Form 10-Q by dividing the aggregate management fees paid by such Series (whether directly to the Managing Owner, or as an embedded management fee paid to a third-party commodity trading advisor) by the aggregate assets on which such management fees were paid.  For the period ended March 31, 2019, the effective management fee rate of Frontier Heritage Fund was 2.22%, compared to a management fee payable to the Managing Owner of 2.50%. For the quarter ended March 31, 2019, the management and incentive fees embedded in gains (losses) from trading companies owned by Frontier Heritage Fund was $4,605.

The Frontier Heritage Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Two of the six sectors traded in the Frontier Heritage Fund were profitable in Q12019 and two of the six were profitable YTD. Agriculturals and Interest Rates were positive while Energies, Currencies, Metals and Stock Indices were negative for the quarter. Agriculturals and Interest Rates were profitable YTD while Energies, Currencies, Metals and Stock Indices finished negative YTD.

In terms of major CTA performance, Aspect Capital was positive for Q1 while Brevan Howard, Welton and Winton were negative for the quarter. Aspect Capital was positive YTD while Welton, Brevan Howard and Winton were negative YTD.

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

Frontier Heritage Fund Class 1 Sector Attributions
Q1 2018 and YTD
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
-16.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2018
YTD

Frontier Heritage Fund Class 1AP Sector Attributions
Q1 2018 and YTD
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2018
YTD

Frontier Heritage Fund Class 2 Sector Attributions
Q1 2018 and YTD
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2018
YTD

Frontier Heritage Fund Class 1 Major Advisors Performance
Q1 2018 and YTD
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Brevan Howard
Welton
Winton
Q1 2018
YTD

Frontier Heritage Fund Class 1AP Major Advisors Performance
Q1 2018 and YTD
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Brevan Howard
Welton
Winton
Q1 2018
YTD

Frontier Heritage Fund Class 2 Major Advisors Performance
Q1 2018 and YTD
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Brevan Howard
Welton
Winton
Q1 2018
YTD

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

Value at Risk by Market Sectors

The following tables present the trading value at risk associated with each Series’ exposure to open positions  (as held by the Trading Companies) by market sector as of March 31, 2019 and December 31, 2018. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Frontier Diversified Fund:

	March 31, 2019		December 31, 2018
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$5,833,765	41.15%	$5,930,458	36.71%
Equities	-	0.00%	15,386	0.10%
Fixed Income	-	0.00%	15,372	0.10%
FX	-	0.00%	42,011	0.26%
Commodities	-	0.00%	76,321	0.47%
Total:	$5,833,765	41.15%	$6,079,547	37.63%

Frontier Long/Short Commodity Fund:

	March 31, 2019		December 31, 2018
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
MARKET SECTOR	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION

Interest Rates	$461,666	21.62%	$479,102	19.59%
Equities	-	0.00%	-	0.00%
Fixed Income	-	0.00%	-	0.00%
FX	-	0.00%	-	0.00%
Commodities	-	0.00%	-	0.00%
Total:	$461,666	21.62%	$479,102	19.59%

Frontier Masters Fund:

	March 31, 2019		December 31, 2018
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
MARKET SECTOR	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION

Interest Rates	$-	0.00%	$8,114	0.15%
Equities	-	0.00%	12,429	0.22%
Fixed Income	-	0.00%	12,417	0.22%
FX	2,184	0.04%	33,937	0.61%
Commodities	-	0.00%	61,654	1.11%
Total:	$2,184	0.04%	$128,550	2.31%

Frontier Balanced Fund:

	March 31, 2019		December 31, 2018

	VALUE	% OF TOTAL	VALUE	% OF TOTAL
MARKET SECTOR	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION

Interest Rates	$10,644,022	37.29%	$10,973,969	34.49%
Equities	13,875	0.05%	55,910	0.18%
Fixed Income	40,889	0.14%	193,676	0.61%
FX	90,398	0.32%	269,269	0.85%
Commodities	32,175	0.11%	262,465	0.82%
Total:	$10,821,359	48.00%	$11,755,289	36.94%

Frontier Select Fund:

	March 31, 2019		December 31, 2018

	VALUE	% OF TOTAL	VALUE	% OF TOTAL
MARKET SECTOR	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION

Interest Rates	$-	0.00%	$-	0.00%
Equities	-	0.00%	-	0.00%
Fixed Income	-	0.00%	-	0.00%
FX	-	0.00%	-	0.00%
Commodities	-	0.00%	-	0.00%
Total:	$-	0.00%	$-	0.00%

Frontier Global Fund:

	March 31, 2019		December 31, 2018
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
MARKET SECTOR	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION

Interest Rates	$-	0.00%	$41,507	0.51%
Equities	-	0.00%	63,583	0.77%
Fixed Income	-	0.00%	63,524	0.77%
FX	11,173	0.15%	173,614	2.12%
Commodities	-	0.00%	315,405	3.84%
Total:	$11,173	0.15%	$657,634	8.01%

Frontier Heritage Fund:

	March 31, 2019		December 31, 2018

	VALUE	% OF TOTAL	VALUE	% OF TOTAL
MARKET SECTOR	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION

Interest Rates	$2,905,250	66.77%	$2,962,601	66.35%
Equities	-	0.00%	10,964	0.25%
Fixed Income	-	0.00%	10,954	0.25%
FX	1,913	0.04%	29,937	0.67%
Commodities	-	0.00%	54,386	1.22%
Total:	$2,907,163	66.81%	$3,068,842	68.72%

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of March 31, 2019, by market sector.

Interest Rates

Interest rate risk is one of the principal market exposures of each Series. Interest rate movements directly affect the price of interest rate futures positions held and indirectly the value of a Trading Company’s stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact profitability. The primary interest rate exposure is to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Trading Companies and Galaxy Plus entities also may take futures positions on the government debt of smaller nations. The Managing Owner anticipates that G-7 interest rates will remain the primary market exposure of each Trading Company and Galaxy Plus entities and accordingly of each Series for the foreseeable future. The changes in interest rates which are expected to have the most effect on the Series are changes in long-term, as opposed to short-term rates. Most of the speculative positions to be held by the Trading Companies and Galaxy Plus entities will be in medium- to long-term instruments. Consequently, even a material change in short-term rates is expected to have little effect on the Series if the medium- to long-term rates remain steady. Aggregate interest income from all sources, including assets held at clearing brokers, of up to 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Global Fund, Frontier Select Fund and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a, Class 3a only), Frontier Masters Fund and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 20% of the total interest allocated to each Series was paid to the Managing Owner from January 1, 2017 through April 28, 2017; thereafter 100% of the interest is retained by the respective Series.

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

ITEM  4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chairman and Chief Financial Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), for the Trust and each Series as of March 31, 2019 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

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

Changes in Internal Control Over Financial Reporting

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

Management assessed the effectiveness of the internal control over financial reporting for the Trust and each Series as of March 31, 2019, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 report entitled Internal Control-Integrated Framework.

Based on that assessment, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that the Trust did not maintain effective internal control over financial reporting as of March 31, 2019 as a result of the material weaknesses described below:

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

To address the material weakness noted above, management is in the process of:

●	establishing proper controls to ensure that underlying balances and activity are appropriately consolidated during quarter and year end. This process will include preparing supporting schedules for account balances and adjusting entries as well as incorporating internal reviews of the consolidating schedules prior to the preparation of the quarterly and annual financial statements;

●	implementing a process where the financial statements, footnotes and applicable supporting schedules are reviewed prior to the drafting of the form 10-Q;

●	performing a comprehensive review of current procedures to ensure appropriate segregation of duties and compliance with the Trust’s accounting policies and GAAP.

This quarterly report does not include an attestation report of the Trust’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Trust’s independent registered public accounting firm pursuant to the rules of the SEC that permit the Trust to provide only management’s report in this quarterly report.

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

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding the sale of unregistered Units by the Trust for the three months ended March 31, 2019. The number of Units listed below for each transaction is the aggregate number of Units in the particular Series of the Trust purchased in such transaction. The consideration listed below for each transaction is, except as otherwise noted, the aggregate amount of cash paid for the Units purchased. For each transaction reported below, the price per Unit was NAV per Unit at the time of the transaction and the Managing Owner of the Trust was the purchaser of the Units. No underwriting discount or sales commission was paid or received with respect to any of the transactions reported below. The Trust claims an exemption from registration of each of the transactions listed below under Section 4(a)(2) of the Securities Act of 1933, as amended, as a sale by an issuer not involving a public offering.

SERIES	DATE	UNITS	CONSIDERATION
NONE

One hundred percent of the offering proceeds from the sale of Units are initially available for the Series’ trading activities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM  4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM  5. OTHER INFORMATION.

None

ITEM  6. EXHIBITS.

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

31.1	Certification of Principal Executive Officer and Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934 (furnished herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.3	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.4	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.5	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.6	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.7	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.8	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

101	Financials in XBRL format

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Funds
(Registrant)

Date: June 24, 2019	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman, Chief Financial Officer, Chief Accounting Officer and Managing Member of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Balanced Fund,
a Series of Frontier Funds
(Registrant)

Date: June 24, 2019	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman, Chief Financial Officer, Chief Accounting Officer and Managing Member of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Heritage Fund,
a Series of Frontier Funds
(Registrant)

Date: June 24, 2019	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman, Chief Financial Officer, Chief Accounting Officer and Managing Member of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Global Fund,
a Series of Frontier Funds
(Registrant)

Date: June 24, 2019	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman, Chief Financial Officer, Chief Accounting Officer and Managing Member of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Select Fund,
a Series of Frontier Funds
(Registrant)

Date: June 24, 2019	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman, Chief Financial Officer, Chief Accounting Officer and Managing Member of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Long/Short Commodity Fund,
a Series of Frontier Funds
(Registrant)

Date: June 24, 2019	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman, Chief Financial Officer, Chief Accounting Officer and Managing Member of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Diversified Fund,
a Series of Frontier Funds
(Registrant)

Date: June 24, 2019	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman, Chief Financial Officer, Chief Accounting Officer and Managing Member of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Masters Fund,
a Series of Frontier Funds
(Registrant)

Date: June 24, 2019	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman, Chief Financial Officer, Chief Accounting Officer and Managing Member of Frontier Fund Management LLC, the Managing Owner of Frontier Funds