Form 10-Q/A
period 2019-03-31
Frontier Funds; Frontier Long/Short Commodity Fund; Frontier Select Fund; Frontier Global Fund; Frontier Heritage Fund; Frontier Balanced Fund; Frontier Masters Fund; Frontier Diversified Fund
filed 2019-06-25
CIK 1261379, 1389128, 1389125, 1389124, 1389123, 1389122, 1450722, 1450720

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Frontier Funds for the period ended March 31, 2019, originally filed with the Securities and Exchange Commission on June 24, 2019 (the “Form 10-Q”), is to file Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

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