Form 10-Q
period 2019-06-30
Frontier Funds; Frontier Long/Short Commodity Fund; Frontier Select Fund; Frontier Global Fund; Frontier Heritage Fund; Frontier Balanced Fund; Frontier Masters Fund; Frontier Diversified Fund
filed 2019-08-14
CIK 1261379, 1389128, 1389125, 1389124, 1389123, 1389122, 1450722, 1450720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

Frontier Global Fund Class 1, Class 1AP and Class 2 Units;

Frontier Heritage Fund Class 1, Class 1AP and Class 2 Units

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF JUNE 30, 2019, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

ii

PART I. FINANCIAL INFORMATION

ITEM 1.	Series Financial Statements

The Series of Frontier Funds

Statements of Financial Condition

June 30, 2019 (unaudited) and December 31, 2018

					Frontier
	Frontier Diversified Fund		Frontier Masters Fund		Long/Short Commodity Fund
	6/30/2019	12/31/2018	6/30/2019	12/31/2018	6/30/2019	12/31/2018
ASSETS
Cash and cash equivalents	$37,348	$472,695	$75,541	$46,374	$26,414	$61,600
U.S. Treasury securities, at fair value	191,059	1,553,261	386,444	152,384	135,126	202,415
Incentive fees receivable	-	17,277	-	-	-	60,871
Swap contracts, at fair value	5,881,358	5,920,414	-	-	435,901	479,102
Investments in private investment companies, at fair value	11,200,504	11,084,463	3,083,462	4,661,327	1,624,880	1,729,241
Investments in unconsolidated trading companies, at fair value	18,043	1,160,910	36,495	775,088	12,761	28,163
Interest receivable	3,824	32,017	7,734	3,141	2,704	4,172
Due from Managing Owner	-	-	-	-	-	-
Redemptions receivable from private investment companies	-	-	-	-	-	-
Other assets	6,153	-	-	-	-	-

Total Assets	$17,338,289	$20,241,037	$3,589,676	$5,638,314	$2,237,786	$2,565,564

LIABILITIES & CAPITAL

LIABILITIES
Owner redemptions payable	$-	$-	-	$-	-	$-
Incentive fees payable to Managing Owner	-	10,897	-	-	-	-
Management fees payable to Managing Owner	-	3,875	-	8,347	-	-
Interest payable to Managing Owner	-	-	-	-	-	-
Service fees payable to Managing Owner	2,464	4,498	201	1,750	4	51
Trading fees payable to Managing Owner	36,982	44,827	14,956	27,984	4,793	5,306
Advance on unrealized swap appreciation	4,000,000	4,000,000	-	-	115,000	115,000
Subscriptions in advance for service fee rebates	23,105	20,430	31,765	28,100	136	-
Other liabilities	-	-	1,305	-	385	-

Total Liabilities	4,062,551	4,084,527	48,227	66,181	120,318	120,357

CAPITAL
Managing Owner - Class 2	3,036	3,005	16,450	51,365	5,466	5,998
Managing Owner - Class 2a	-	-	-	-	15,143	20,484
Managing Owner - Class 3	134,696	172,426	19,377	20,019	-	-
Managing Owner - Class 3a	-	-	-	-	1,174	1,253
Limited Owner - Class 1	1,492,841	1,703,556	123,131	1,484,478	-	-
Limited Owner - Class 1a	-	-	-	-	16,174	20,051
Limited Owner - Class 2	5,882,255	7,669,749	1,114,481	1,241,610	57,193	78,098
Limited Owner - Class 2a	-	-	-	-	95,703	165,985
Limited Owner - Class 3	5,762,910	6,607,774	2,268,008	2,774,661	1,646,165	1,791,417
Limited Owner - Class 3a	-	-	-	-	280,450	361,921

Total Owners’ Capital	13,275,738	16,156,510	3,541,447	5,572,133	2,117,468	2,445,207

Non-Controlling Interests	-	-	-	-	-	-

Total Capital	13,275,738	16,156,510	3,541,447	5,572,133	2,117,468	2,445,207

Total Liabilities and Capital	$17,338,289	$20,241,037	$3,589,674	$5,638,314	$2,237,786	$2,565,564

Units Outstanding
Class 1	14,573	16,661	1,410	16,296	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	306	353
Class 2	48,195	63,494	10,863	12,008	636	851
Class 2a	N/A	N/A	N/A	N/A	1,781	2,803
Class 3	51,751	60,202	23,449	27,734	15,929	17,282
Class 3a	N/A	N/A	N/A	N/A	4,303	5,201

Net Asset Value per Unit
Class 1	$102.44	$102.25	$87.33	$91.10	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	$52.86	$56.80
Class 2	$122.11	$120.84	$104.10	$107.68	$98.52	$98.82
Class 2a	N/A	N/A	N/A	N/A	$62.24	$66.52
Class 3	$113.96	$112.62	$97.53	$100.77	$103.34	$103.66
Class 3a	N/A	N/A	N/A	N/A	$65.45	$69.83

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Financial Condition

June 30, 2019 (unaudited) and December 31, 2018

	Frontier Balanced Fund		Frontier Select Fund
	6/30/2019	12/31/2018	6/30/2019	12/31/2018
ASSETS
Cash and cash equivalents	$12,895	$37,556	$76,187	$25,072
U.S. Treasury securities, at fair value	65,967	123,409	389,753	82,386
Open trade equity, at fair value	42,147	220,659	-	-
Receivable from futures commission merchants	2,969,199	2,683,299	-	-
Swap contracts, at fair value	10,691,012	10,794,908	-	-
Investments in private investment companies, at fair value	18,409,450	22,854,326	2,665,985	3,252,075
Investments in unconsolidated trading companies, at fair value	6,230	1,744,999	587,909	523,180
Interest receivable	1,320	2,544	7,800	1,698
Redemptions receivable from private investment companies	-	-	-	-
Other assets	-	-	-	-

Total Assets	$32,198,220	$38,461,700	$3,727,634	$3,884,411

LIABILITIES & CAPITAL

LIABILITIES
Owner redemptions payable	$428,273	$23,759	$3,415	$-
Management fees payable to Managing Owner	8,828	13,917	-	-
Interest payable to Managing Owner	-	1,490	335	-
Service fees payable to Managing Owner	45,227	56,791	8,212	8,575
Trading fees payable to Managing Owner	76,075	101,770	7,120	7,812
Risk analysis fees payable	9,994	9,127	-	-
Advance on unrealized swap appreciation	6,176,555	6,176,555	-	-
Subscriptions in advance for service fee rebates	296,547	258,194	14,233	11,162
Other liabilities	192	-	8,624	-

Total Liabilities	7,041,691	6,641,603	41,939	27,549

CAPITAL
Managing Owner - Class 2	81,326	125,021	38,714	46,368
Managing Owner - Class 2a	182,049	251,097	-	-
Limited Owner - Class 1	19,585,430	25,703,922	3,566,250	3,709,130
Limited Owner - Class 1AP	356,533	355,112	12,191	1,897
Limited Owner - Class 2	4,026,999	4,403,354	68,540	99,467
Limited Owner - Class 2a	43,789	88,076	-	-
Limited Owner - Class 3a	880,403	893,515	-	-

Total Owners’ Capital	25,156,529	31,820,097	3,685,695	3,856,862

Non-Controlling Interests	-	-	-	-

Total Capital	25,156,529	31,820,097	3,685,695	3,856,862

Total Liabilities and Capital	$32,198,220	$38,461,700	$3,727,634	$3,884,411

Units Outstanding
Class 1	168,324	218,514	46,901	51,939
Class 1AP	2,647	2,647	138	23
Class 2	22,615	25,027	917	1,348
Class 2a	1,434	2,163	N/A	N/A
Class 3a	5,611	5,718	N/A	N/A

Net Asset Value per Unit
Class 1	$116.36	$117.63	$76.03	$71.41
Class 1AP	$134.69	$134.16	$88.34	$82.48
Class 2	$181.66	$180.94	$116.96	$108.18
Class 2a	$157.49	$156.81	N/A	N/A
Class 3a	$156.91	$156.26	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Financial Condition

June 30, 2019 (unaudited) and December 31, 2018

	Frontier Global Fund (Formerly Frontier Winton Fund)		Frontier Heritage Fund
	6/30/2019	12/31/2018	6/30/2019	12/31/2018
ASSETS
Cash and cash equivalents	$38,052	$951,485	$50,178	$135,096
U.S. Treasury securities, at fair value	194,665	3,126,551	256,696	443,921
Incentive fees receivable	-	-	-	697
Swap contracts, at fair value	-	-	3,036,673	2,955,444
Investments in private investment companies, at fair value	5,964,788	-	2,623,105	2,167,879
Investments in unconsolidated trading companies, at fair value	18,384	4,292,075	24,242	726,686
Interest receivable	3,896	64,446	5,137	9,150

Total Assets	$6,219,785	$8,434,557	$5,996,031	$6,438,873

LIABILITIES & CAPITAL

LIABILITIES
Owner redemptions payable	12,892	$-	$4,696	$-
Management fees payable to Managing Owner	-	42,705	-	9,201
Interest payable to Managing Owner	660	8,124	635	1,238
Service fees payable to Managing Owner	12,926	17,803	6,240	6,684
Trading fees payable to Managing Owner	23,122	24,353	10,467	10,189
Advance on unrealized swap appreciation	-	-	1,900,000	1,900,000
Subscriptions in advance for service fee rebates	145,067	133,281	53,155	46,159
Subscriptions payable to private investment companies	-	-	-	-
Other liabilities	8,661	-	1,495	-

Total Liabilities	203,328	226,266	1,976,688	1,973,471

CAPITAL
Managing Owner - Class 2	62,770	107,598	35,201	46,961
Limited Owner - Class 1	5,583,992	7,755,444	2,839,339	3,331,725
Limited Owner - Class 1AP	35,551	32,082	9,223	1,006
Limited Owner - Class 2	334,144	313,167	584,479	573,992

Total Owners’ Capital	6,016,457	8,208,291	3,468,242	3,953,684

Non-Controlling Interests	-	-	551,101	511,718

Total Capital	6,016,457	8,208,291	4,019,343	4,465,402

Total Liabilities and Capital	$6,219,785	$8,434,557	$5,996,031	$6,438,873

Units Outstanding
Class 1	38,876	58,946	25,906	33,374
Class 1AP	214	214	73	9
Class 2	1,913	2,248	3,646	4,071

Net Asset Value per Unit
Class 1	$143.64	$131.57	$109.60	$99.83
Class 1AP	$166.13	$149.92	$126.34	$111.78
Class 2	$207.48	$187.17	$169.96	$152.53

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

June 30, 2019 (unaudited)

		Frontier		Frontier		Frontier
		Diversified Fund		Masters Fund		Long/Short Commodity Fund
		Fair	% of Total Capital	Fair	% of Total Capital	Fair	% of Total Capital
Description		Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)
SWAPS (1)
	Frontier XXXV Diversified select swap (U.S.)	$5,881,358	44.30%	$-	-	$-	-
	Frontier XXXVII L/S select swap (U.S.)	-	-	-	-	435,901	20.59%
	Total Swaps	$5,881,358	44.30%	$-	-	$435,901	20.59%

PRIVATE INVESTMENT COMPANIES (3)
	Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	$850,072	6.40%	$423,288	11.95%	$272,797	12.88%
	Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	1,228,724	9.26%	-	-	-	-
	Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	2,245,712	16.92%	-	-	-	-
	Galaxy Plus Fund - QIM Feeder Fund (526) LLC	1,408,553	10.61%	-	-	-	-
	Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	171,906	1.29%	-	-	-	-
	Galaxy Plus Fund - Quest Feeder Fund (517) LLC	475,189	3.58%	-	-	-	-
	Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	1,768,677	13.32%	1,060,324	29.94%	-	-
	Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	2,862,338	21.56%	1,037,971	29.31%	591,529	27.94%
	Galaxy Plus Fund - TT Feeder Fund (531) LLC	-	0.00%	561,880	15.87%	-	-
	Galaxy Plus Fund - LRR Feeder Fund (522) LLC	189,333	1.43%	-	-	760,554	35.92%
	Total Private Investment Companies	$12,049,867	90.75%	$3,083,463	87.07%	$1,624,880	76.74%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (3)
	Frontier Trading Company XXXVIII, LLC	$18,043	0.14%	$36,495	1.03%	$12,761	0.60%
	Frontier Trading Company II, LLC	-	0.00%	-	0.00%	-	-
	Total Investment in Unconsolidated Trading Companies	$18,043	0.14%	$36,495	1.03%	$12,761	0.60%

U.S. TREASURY SECURITIES (2)
FACE VALUE		Fair Value		Fair Value		Fair Value
$1,255,000	US Treasury Note 6.875% due 08/15/2025 (Cost $1,606,935)	$191,059	1.44%	$386,444	10.91%	$135,126	6.38%

		$191,059	1.44%	$386,444	10.91%	$135,126	6.38%

Additional Disclosure on U.S. Treasury Securities
		Face Value		Face Value		Face Value
	US Treasury Note 6.875% due 08/15/2025 (2)	$148,039		$299,428		$10,470
		$148,039		$299,428		$10,470

Additional Disclosure on U.S. Treasury Securities
		Cost		Cost		Cost
	US Treasury Note 6.875% due 08/15/2025 (2)	$189,552		$383,396		$134,061
		$189,552		$383,396		$134,061

(1)	See Note 4 to the Financial Statements.
(2)	See Note 2 to the Financial Statements.
(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

June 30, 2019 (unaudited)

	Frontier		Frontier
	Balanced Fund		Select Fund
	Fair	% of Total Capital	Fair	% of Total Capital
Description	Value	(Net Asset Value)	Value	(Net Asset Value)
LONG FUTURES CONTRACTS*
Various agriculture futures contracts (U.S.)	$(7,390)	-0.03%	-	0.00%
Various base metals futures contracts (U.S.)	3,030	0.01%	-	0.00%
Various interest rates futures contracts (Canada)	(3,156)	-0.01%	-	0.00%
Various interest rates futures contracts (Europe)	61,445	0.24%	-	0.00%
Various interest rates futures contracts (Far East)	14,846	0.06%	-	0.00%
Various interest rates futures contracts (Oceanic)	3,380	0.01%	-	0.00%
Various interest rates futures contracts (U.S.)	6,586	0.03%	-	0.00%
Various precious metal futures contracts (U.S.)	15,580	0.06%	-	0.00%
Various soft futures contracts (Far East)	(1,336)	-0.01%	-	0.00%
Various soft futures contracts (U.S.)	(5,556)	-0.02%	-	0.00%
Various stock index futures contracts (Africa)	(548)	0.00%	-	0.00%
Various stock index futures contracts (Canada)	286	0.00%	-	0.00%
Various stock index futures contracts (Europe)	3,686	0.01%	-	0.00%
Various stock index futures contracts (Oceanic)	5,404	0.02%	-	0.00%
Various stock index futures contracts (U.S.)	8,686	0.03%	-	0.00%
Total Long Futures Contracts	$104,943	0.40%	$-	0.00%
SHORT FUTURES CONTRACTS*
Various agriculture futures contracts (U.S.)	$19,766	0.08%	-	0.00%
Various base metals futures contracts (U.S.)	(15,221)	-0.06%	-	0.00%
Various energy futures contracts (U.S.)	(4,480)	-0.02%	-	0.00%
Various soft futures contracts (U.S.)	(1,170)	0.00%	-	0.00%
Total Short Futures Contracts	$(1,105)	0.00%	$-	0.00%
CURRENCY FORWARDS*
Various currency forwards contracts (NA)	$(61,691)	-0.25%	$-	0.00%
Total Currency Forwards	$(61,691)	-0.25%	$-	0.00%
Total Open Trade Equity (Deficit)	$42,147	0.15%	$-	0.00%
SWAP (1)
Frontier XXXIV Balanced select swap (U.S.)	$10,691,012	42.50%	$-	-
Total Swap	$10,691,012	42.50%	$-	-

PRIVATE INVESTMENT COMPANIES (3)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	$1,301,180	5.17%	$-	-
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	1,917,605	7.62%	-	-
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	3,351,743	13.32%	-	-
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	2,480,920	9.86%	-	-
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	380,111	1.51%	-	-
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	509,442	2.03%	-	-
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	3,089,103	12.28%	-	-
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	5,000,417	19.88%	1,191,797	32.34%
Galaxy Plus Fund - TT Feeder Fund (531) LLC	-	0.00%	1,474,188	40.00%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	378,929	1.51%	-	-
Total Private Investment Companies	$18,409,450	73.18%	$2,665,985	72.34%

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
Frontier Trading Company XXXVIII, LLC	$6,230	0.02%	$36,809	1.00%
Frontier Trading Company XXXIX, LLC	-	0.00%	551,100	14.95%
Total Investment in Unconsolidated Trading Companies	$6,230	0.02%	$587,909	15.95%

U.S. TREASURY SECURITIES (2)
FACE VALUE		Fair Value		Fair Value

$1,255,000	US Treasury Note 6.875% due 08/15/2025 (Cost $1,606,935)	$65,967	0.26%	$389,753	10.57%
		$65,967	0.26%	$389,753	10.57%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value

US Treasury Note 6.875% due 08/15/2025 (2)	51,113	301,992
	$51,113	$301,992

Additional Disclosure on U.S. Treasury Securities	Cost	Cost

US Treasury Note 6.875% due 08/15/2025 (2)	$65,447	386,679
	$65,447	$386,679

*	Except for those items disclosed, no individual futures, or forwards position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Note 4 to the Financial Statements.
(2)	See Note 2 to the Financial Statements.
(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

June 30, 2019 (unaudited)

	Frontier
	Global Fund (Formerly Frontier Winton Fund)		Frontier Heritage Fund
	Fair	% of Total Capital	Fair	% of Total Capital
Description	Value	(Net Asset Value)	Value	(Net Asset Value)
SWAP (1)
Frontier Brevan Howard swap (U.S.)	$-	-	$3,036,673	75.55%
Total Swap	$-	-	$3,036,673	75.55%

PRIVATE INVESTMENT COMPANIES (3)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$5,964,788	99.14%	$1,192,146	29.66%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	-	-	1,430,959	35.60%
Total Private Investment Companies	$5,964,788	99.14%	$2,623,105	65.26%

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
Frontier Trading Company XXXVIII, LLC	$18,834	0.31%	$24,242	0.60%
Total Investment in Unconsolidated Trading Companies	$18,834	0.31%	$24,242	0.60%

U.S. TREASURY SECURITIES (2)
FACE VALUE		Fair Value		Fair Value

$1,255,000	US Treasury Note 6.875% due 08/15/2025 (Cost $1,606,935)	$194,665	3.24%	$256,696	6.39%
		$194,665	3.24%	$256,696	6.39%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value

US Treasury Note 6.875% due 08/15/2025 (2)	$150,832	$198,896
	$150,832	$198,896

Additional Disclosure on U.S. Treasury Securities	Cost	Cost

US Treasury Note 6.875% due 08/15/2025 (2)	$193,129	$254,671
	$193,129	$254,671

(1)	See Note 4 to the Financial Statements.
(2)	See Note 2 to the Financial Statements.
(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Operations

For the Six Months Ended June 30, 2019 and 2018 (unaudited)

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	6/30/2019	6/30/2018	6/30/2019	6/30/2018	6/30/2019	6/30/2018

Investment income:
Interest - net	$6,002	$18,038	$2,156	$16,734	$1,135	$7,459

Total Income	6,002	18,038	2,156	16,734	1,135	7,459

Expenses:
Incentive Fees (rebate)	-	1,881	-	-	-	-
Management Fees	2,668	24,792	7,665	61,211	-	-
Service Fees - Class 1, 1A, 2 and 2A	23,395	30,804	9,754	27,898	314	1,064
Trading Fees	256,330	308,763	126,036	240,046	28,217	46,212

Total Expenses	282,393	366,240	143,455	329,155	28,531	47,276

Investment (loss) - net	(276,391)	(348,202)	(141,299)	(312,421)	(27,396)	(39,817)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	929,678	71,595	135,339	84,407	714,483	(152,040)
Net realized gain/(loss) on private investment companies	(449,834)	(1,526,351)	(99,767)	(1,210,157)	(702,242)	(164,066)
Net unrealized gain/(loss) on swap contracts	(39,055)	513,328	-	-	(43,201)	35,886
Net realized gain/(loss) on U.S. Treasury securities	(590)	(36,355)	5,397	(40,171)	2,705	(29,901)
Net unrealized gain/(loss) on U.S. Treasury securities	(425)	(3,864)	3,472	(17,059)	395	4,012
Change in fair value of investments in unconsolidated trading companies	(85,613)	4,402	(67,510)	(77,334)	(1,029)	(1,812)

Net gain/(loss) on investments	354,161	(977,245)	(23,069)	(1,260,314)	(28,889)	(307,921)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	77,770	(1,325,447)	(164,368)	(1,572,735)	(56,285)	(347,738)

Less: Operations attributable to non-controlling interests	-	-	-	-	-	-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$77,770	$(1,325,447)	$(164,368)	$(1,572,735)	$(56,285)	$(347,738)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$0.19	$(8.11)	$(3.77)	$(15.41)	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	$(3.95)	$(10.57)
Class 2	$1.27	$(8.32)	$(3.58)	$(16.89)	$(0.30)	$(9.29)
Class 2a	N/A	N/A	N/A	N/A	$(4.29)	$(11.46)
Class 3	$1.34	$(7.59)	$(3.23)	$(15.63)	$(0.31)	$(9.74)
Class 3a	N/A	N/A	N/A	N/A	$(4.38)	$(11.88)

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds

Statements of Operations

For the Six Months Ended June 30, 2019 and 2018 (unaudited)

	Frontier Balanced Fund		Frontier Select Fund
	6/30/2019	6/30/2018	6/30/2019	6/30/2018

Investment income:
Interest - net	$24,862	$24,944	$-	$-

Total Income/(loss)	24,862	24,944	-	-

Expenses:
Incentive Fees (rebate)	-	145,134	-	-
Management Fees	13,365	42,902	-	-
Service Fees - Class 1, 1A, 2 and 2A	324,926	3,529	52,067	72,962
Risk analysis Fees	2,872	-	-	-
Trading Fees	527,460	500,791	45,107	72,962

Total Expenses	868,623	1,421,301	97,174	138,665

Investment (loss) - net	(843,761)	(1,396,357)	(97,174)	(138,665)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	257,898	(283,336)	-	-
Net unrealized gain/(loss) on private investment companies	1,466,941	(3,149,240)	259,209	(961,333)
Net realized gain/(loss) on private investment companies	(761,338)	236,606	24,501	59,566
Net change in open trade equity/(deficit)	(196,515)	(77,662)	-	-
Net unrealized gain/(loss) on swap contracts	(103,896)	1,129,650	-	-
Net realized gain/(loss) on U.S. Treasury securities	8,349	(44,907)	11,151	(12,538)
Net unrealized gain/(loss) on U.S. Treasury securities	5,068	(6,540)	(8,678)	(11,835)
Trading commissions	(16,232)	(28,937)	-	-
Change in fair value of investments in unconsolidated trading companies	(139,630)	56,484	37,710	(37,017)

Net gain/(loss) on investments	520,645	(2,167,882)	323,893	(963,157)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(323,116)	(3,564,239)	226,719	(1,101,822)

Less: Operations attributable to non-controlling interests	-	-	-	-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(323,116)	$(3,564,239)	$226,719	$(1,101,822)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(1.28)	$(10.75)	$4.62	$(15.52)
Class 1AP	$0.54	$(9.88)	$5.86	$(15.95)
Class 2	$0.72	$(13.18)	$8.78	$(21.17)
Class 2a	$0.68	$(11.44)	N/A	N/A
Class 3a	$0.64	$(11.42)	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds

Statements of Operations

For the Six Months Ended June 30, 2019 and 2018 (unaudited)

	Frontier Global Fund (formerly, Frontier Winton Fund)		Frontier Heritage Fund
	6/30/2019	6/30/2018	6/30/2019	6/30/2018

Investment income:
Interest - net	$-	$-	$-	$-

Total Income	-	-	-	-

Expenses:
Incentive Fees (rebate)	-	-	-	1,394
Management Fees	38,679	262,342	7,289	69,874
Service Fees - Class 1, 1A, 2 and 2A	94,902	175,167	43,898	68,410
Trading Fees	125,313	163,278	56,746	79,147

Total Expenses	258,894	600,787	107,933	218,825

Investment (loss) - net	(258,894)	(600,787)	(107,933)	(218,825)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	1,553,914	-	516,272	(519,737)
Net realized gain/(loss) on private investment companies	(366,129)	-	(73,928)	(81,298)
Net unrealized gain/(loss) on swap contracts	-	-	81,229	(90,533)
Net realized gain/(loss) on U.S. Treasury securities	26,444	(205,194)	6,140	(32,599)
Net unrealized gain/(loss) on U.S. Treasury securities	(29,487)	52,629	(2,613)	3,677
Change in fair value of investments in unconsolidated trading companies	(352,005)	(252,761)	(63,918)	1,968

Net gain/(loss) on investments	832,737	(405,326)	463,182	(718,522)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	573,843	(1,006,113)	355,249	(937,347)

Less: Operations attributable to non-controlling interests	-	-	(39,383)	(43,895)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$573,843	$(1,006,113)	$315,866	$(893,452)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$12.07	$(10.42)	$9.77	$(18.52)
Class 1AP	$16.21	$(9.25)	$14.56	$(18.82)
Class 2	$20.31	$(13.03)	$17.43	$(25.16)

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Operations

For the Three Months Ended June 30, 2019 and 2018 (unaudited)

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	6/30/2019	6/30/2018	6/30/2019	6/30/2018	6/30/2019	6/30/2018

Investment income:
Interest - net	$1,134	$10,421	$1,466	$8,315	$437	$3,424

Total Income	1,134	10,421	1,466	8,315	437	3,424

Expenses:
Incentive Fees (rebate)	-	-	-	-	-	-
Management Fees	-	13,229	2,072	28,862	-	-
Service Fees - Class 1, 1A, 2 and 2A	11,366	14,689	2,268	12,929	152	407
Trading Fees	126,026	143,613	58,718	105,998	14,365	21,519

Total Expenses	137,392	171,531	63,058	147,789	14,517	21,926

Investment (loss) - net	(136,258)	(161,110)	(61,592)	(139,474)	(14,080)	(18,502)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	486,940	2,018,592	71,119	1,426,534	304,133	(67,175)
Net realized gain/(loss) on private investment companies	(117,397)	(1,685,616)	4,089	(1,368,589)	(156,673)	(82,628)
Net unrealized gain/(loss) on swap contracts	47,593	61,335	-	-	(25,765)	(49,384)
Net realized gain/(loss) on U.S. Treasury securities	(15,661)	(12,780)	7,328	(10,945)	(1,404)	(4,915)
Net unrealized gain/(loss) on U.S. Treasury securities	17,613	2,073	(458)	(488)	3,374	1,444
Change in fair value of investments in unconsolidated trading companies	(1,115)	154,045	(6,283)	156,021	(469)	(1,870)

Net gain/(loss) on investments	417,973	537,649	75,795	202,533	123,196	(204,528)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	281,715	376,539	14,203	63,059	109,116	(223,030)

Less: Operations attributable to non-controlling interests	-	-	-	-	-	-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$281,715	$376,539	$14,203	$63,059	$109,116	$(223,030)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$1.60	$1.77	$(0.86)	$1.13	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	$2.71	$(7.08)
Class 2	$2.42	$2.61	$(0.59)	$1.71	$4.86	$(5.91)
Class 2a	N/A	N/A	N/A	N/A	$3.28	$(7.82)
Class 3	$2.34	$2.50	$(0.50)	$1.67	$5.09	$(6.21)
Class 3a	N/A	N/A	N/A	N/A	$3.49	$(8.15)

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds

Statements of Operations

For the Three Months Ended June 30, 2019 and 2018 (unaudited)

	Frontier Balanced Fund		Frontier Select Fund
	6/30/2019	6/30/2018	6/30/2019	6/30/2018

Investment income:
Interest - net	$13,502	$8,428	$-	$-

Total Income/(loss)	13,502	8,428	-	-

Expenses:
Incentive Fees (rebate)	-	-	-	-
Management Fees	5,286	22,566	-	-
Service Fees - Class 1, 1A, 2 and 2A	154,061	237,810	26,562	33,273
Risk analysis Fees	1,414	1,692	-	-
Trading Fees	248,123	344,769	22,475	28,109

Total Expenses	408,884	606,837	49,037	61,382

Investment (loss) - net	(395,382)	(598,409)	(49,037)	(61,382)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	253,372	(257,661)	-	-
Net unrealized gain/(loss) on private investment companies	563,390	858,677	176,441	57,428
Net realized gain/(loss) on private investment companies	(14,004)	(60,632)	75,451	(78,570)
Net change in open trade equity/(deficit)	(94,279)	(187,927)	-	-
Net realized gain/(loss) on swap contracts	-	-	-	-
Net unrealized gain/(loss) on swap contracts	91,290	129,808	-	-
Net realized gain/(loss) on U.S. Treasury securities	11,778	(21,050)	7,688	(4,883)
Net unrealized gain/(loss) on U.S. Treasury securities	(9,616)	3,423	(5,941)	308
Trading commissions	(9,167)	(21,312)	-	-
Change in fair value of investments in unconsolidated trading companies	(1,360)	296,049	63,183	(42,595)

Net gain/(loss) on investments	791,404	739,375	316,822	(68,312)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	396,022	140,966	267,785	(129,694)

Less: Operations attributable to non-controlling interests	-	-	-	-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$396,022	$140,966	$267,785	$(129,694)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$1.46	$0.28	$5.27	$(1.72)
Class 1AP	$2.69	$1.36	$6.04	$(1.24)
Class 2	$3.62	$1.83	$8.98	$(1.72)
Class 2a	$3.22	$1.65	N/A	N/A
Class 3a	$3.13	$1.65	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds

Statements of Operations

For the Three Months Ended June 30, 2019 and 2018 (unaudited)

	Frontier Global Fund (formerly, Frontier Winton Fund)		Frontier Heritage Fund
	6/30/2019	6/30/2018	6/30/2019	6/30/2018

Investment income:
Interest - net	$-	$-	$-	$-

Total Income	-	-	-	-

Expenses:
Incentive Fees (rebate)	-	-	-	-
Management Fees	9,531	131,682	1,100	33,893
Service Fees - Class 1, 1A, 2 and 2A	42,779	80,907	20,713	31,302
Trading Fees	82,598	80,703	29,653	36,855

Total Expenses	134,908	293,292	51,466	102,050

Investment (loss) - net	(134,908)	(293,292)	(51,466)	(102,050)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	865,806	-	375,448	22,440
Net realized gain/(loss) on private investment companies	(366,129)	-	(67,182)	(83,005)
Net unrealized gain/(loss) on swap contracts	-	-	131,423	(85,737)
Net realized gain/(loss) on U.S. Treasury securities	(51,229)	(50,169)	(2,242)	(8,100)
Net unrealized gain/(loss) on U.S. Treasury securities	43,406	25,139	4,626	2,732
Change in fair value of investments in unconsolidated trading companies	(23,742)	646,257	(6,966)	125,470

Net gain/(loss) on investments	468,112	621,227	435,107	(26,200)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	333,204	327,935	383,641	(128,250)

Less: Operations attributable to non-controlling interests	-	-	(63,719)	(41,569)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$333,204	$327,935	$447,360	$(86,681)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$7.31	$4.06	$9.92	$(1.82)
Class 1AP	$9.63	$5.58	$13.90	$(1.18)
Class 2	$12.00	$6.62	$16.50	$(1.57)

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital

For the Six Months Ended June 30, 2019 (unaudited)

	Frontier Diversified Fund							Frontier Masters Fund
	Class 1	Class 2	Class 2	Class 3	Class 3	Non-		Class 1	Class 2	Class 2	Class 3	Class 3	Non-
	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2018	$1,703,556	$3,005	$7,669,749	$172,426	$6,607,774	$-	$16,156,510	$1,484,478	$51,365	$1,241,610	$20,019	$2,774,661	$-	$5,572,133

Redemption of Units	(37,232)	-	(1,800,104)	(39,000)	(1,082,206)	-	(2,958,542)	(1,343,509)	(33,000)	(81,053)	-	(408,756)	-	(1,866,318)
Transfer of Units In(Out)	(175,458)	-	-	-	175,458	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	1,975	31	12,610	1,270	61,884	-	77,770	(17,838)	(1,915)	(46,076)	(642)	(97,897)	-	(164,368)

Owners’ Capital, June 30, 2019	$1,492,841	$3,036	$5,882,255	$134,696	$5,762,910	$-	$13,275,738	$123,131	$16,450	$1,114,481	$19,377	$2,268,008	$-	$3,541,447

Owners’ Capital - Units, December 31, 2018	16,661	25	63,469	1,531	58,671			16,296	477	11,532	199	27,537

Redemption of Units (including transfers)	(2,088)	-	(15,299)	(349)	(8,101)			(14,886)	(319)	(827)	-	(4,287)

Owners’ Capital - Units, June 30, 2019	14,573	25	48,170	1,182	50,569			1,410	158	10,705	199	23,250

Net asset value per unit at December 31, 2018	$102.25		$120.84		$112.62			$91.10		$107.68		$100.77

Change in net asset value per unit for the six months ended June 30, 2019	0.19		1.27		1.34			(3.77)		(3.58)		(3.23)

Net asset value per unit at June 30, 2019	$102.44		$122.11		$113.96			$87.33		$104.10		$97.53

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital

For the Six Months Ended June 30, 2019 (unaudited)

	Frontier Long/Short Commodity Fund
	Class 2		Class 3	Class 1a	Class 2a		Class 3a		Non-
	Managing Owner	Limited Owners	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2018	$5,998	$78,098	$1,791,417	$20,051	$20,484	$165,985	$1,253	$361,921	$-	$2,445,207

Redemption of Units	(500)	(19,593)	(135,785)	(2,315)	(4,000)	(54,416)	-	(54,845)	-	(271,454)
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	(32)	(1,312)	(9,467)	(1,562)	(1,341)	(15,866)	(79)	(26,626)	-	(56,285)

Owners’ Capital, June 30, 2019	$5,466	$57,193	$1,646,165	$16,174	$15,143	$95,703	$1,174	$280,450	$-	$2,117,468

Owners’ Capital - Units, December 31, 2018	61	790	17,283	352	307	2,495	18	5,180

Redemption of Units (including transfers)	(6)	(209)	(1,354)	(46)	(65)	(956)	-	(895)

Owners’ Capital - Units, June 30, 2019	55	581	15,929	306	242	1,539	18	4,285

Net asset value per unit at December 31, 2018		98.82	103.66	56.80		66.52		69.83

Change in net asset value per unit for the six months ended June 30, 2019		(0.30)	(0.31)	(3.95)		(4.29)		(4.38)

Net asset value per unit at June 30, 2019		$98.52	$103.34	$52.86		$62.24		$65.45

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital

For the Six Months Ended June 30, 2019 (unaudited)

	Frontier Balanced Fund
	Class 1	Class 1AP	Class 2		Class 2a		Class 3a	Non-
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2018	$25,703,922	$355,112	$125,021	$4,403,354	$251,097	$88,076	$893,515	$-	$31,820,097

Redemption of Units (including transfers)	(5,764,427)	-	(43,500)	(401,810)	(69,000)	(45,068)	(16,647)	-	(6,340,452)
Transfer of Units In(Out)	(24,405)	-	-	24,405	-	-	-	-	-
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	(329,660)	1,421	(195)	1,050	(48)	781	3,535	-	(323,116)

Owners’ Capital, June 30, 2019	$19,585,430	$356,533	$81,326	$4,026,999	$182,049	$43,789	$880,403	$-	$25,156,529

Owners’ Capital - Units, December 31, 2018	218,514	2,647	691	24,336	1,601	562	5,718

Redemption of Units (including transfers)	(50,190)	-	(243)	(2,169)	(445)	(284)	(107)

Owners’ Capital - Units, June 30, 2019	168,324	2,647	448	22,167	1,156	278	5,611

Net asset value per unit at December 31, 2018	117.63	134.16		180.94		156.81	156.26

Change in net asset value per unit for the six months ended June 30, 2019	(1.27)	0.54		0.72		0.68	0.65

Net asset value per unit at June 30, 2019	$116.36	$134.69		$181.66		$157.49	$156.91

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital

For the Six Months Ended June 30, 2019 (unaudited)

	Frontier Select Fund						Frontier Global Fund (Formerly Frontier Winton Fund)						Frontier Heritage Fund
	Class 1	Class 1AP	Class 2		Non-		Class 1	Class 1AP	Class 2		Non-		Class 1	Class 1AP	Class 2		Non-
	Limited Owners	Limited Owners	Managing Owners	Limited Owner	Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owners	Limited Owners	Controlling Interests	Total
Owners’ Capital, December 31, 2018	$3,709,130	$1,897	$46,368	$99,467	$-	$3,856,862	$7,755,444	$32,082	$107,598	$313,167	$-	$8,208,291	$3,331,725	$1,006	$46,961	$573,992	$511,718	$4,465,402

Redemption of Units	(353,695)	-	(10,000)	(34,191)	-	(397,886)	(2,700,785)	-	(52,000)	(12,892)	-	(2,765,677)	(736,567)	-	(15,000)	(49,741)	-	(801,308)
Operations attributable to non-controlling interests							-					-	-	-	-	-	39,383	39,383
Transfer of Units In(Out)	(9,665)	9,665	-	-		-	-						(7,458)	7,458	-	-	-	-
Net increase (decrease) in Owners’
Capital resulting from operations attributable to controlling interests	210,815	10,294	2,346	3,264		226,719	529,333	3,469	7,172	33,869	-	573,843	244,181	8,217	3,240	60,228	-	315,866

Owners’ Capital, June 30, 2019	$3,566,250	$12,191	$38,714	$68,540	$-	$3,685,695	$5,583,992	$35,551	62,770	$334,144	$-	$6,016,457	$2,839,339	$9,223	$35,201	$584,479	$551,101	$4,019,343

Owners’ Capital - Units, December 31, 2018	51,939	23	429	919			58,946	214	575	1,673			33,374	9	308	3,763

Sale of Units (including transfers)
Redemption of Units (including transfers)	(5,038)	115	(97)	(334)			(20,070)	-	(272)	(62)			(7,467)	64	(101)	(324)

Owners’ Capital - Units, June 30, 2019	46,901	138	332	585			38,876	214	303	1,611			25,907	73	207	3,439

Net asset value per unit at December 31, 2018	71.41	82.48		108.18			131.57	149.92		187.17			99.83	111.78		152.53

Change in net asset value per unit for the six months ended June 30, 2019	4.62	5.86		8.78			12.07	16.21		20.31			9.77	14.56		17.43

Net asset value per unit at June 30, 2019	$76.03	$88.34		$116.96			$143.64	$166.13		$207.48			$109.60	$126.34		$169.96

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Cash Flows

For the Six Months Ended June 30, 2019 and June 30, 2018 (unaudited)

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$77,770	$(1,325,447)	$(164,368)	$(1,572,735)	$(56,285)	$(347,738)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in ownership allocation of U.S. Treasury securities	1,441,552	(425,459)	155,629	1,352,179	(245,581)	(186,271)
Net unrealized (gain)/loss on swap contracts	39,055	(513,328)			43,201	(35,886)
Net unrealized (gain)/loss on U.S. Treasury securities	425	3,864	(3,472)	17,059	(395)	(4,012)
Net realized (gain)/loss on U.S. Treasury securities	590	36,355	(5,397)	40,171	(2,705)	29,901
Net unrealized (gain)/loss on private investment companies	(929,678)	1,526,351	(135,339)	1,210,157	(714,483)	164,066
Net realized (gain)/loss on private investment companies	449,834	(71,595)	(99,767)	(84,407)	702,242	152,040
(Purchases) sales of:
Sales of U.S. Treasury securities	1,406,847	1,223,057	154,803	1,349,480	519,007	1,009,865
Purchase of U.S. Treasury securities	(1,487,212)	(1,841,423)	(537,781)	(2,041,104)	(204,172)	(887,337)
U.S. Treasury interest and premium paid/amortized	-	18,064	2,156	16,569	1,135	8,360
Purchase of Private Investment Companies	(4,595,325)	(2,709,650)	(1,805,043)	(2,398,470)	(951,165)	(802,678)
Reduction of collateral in Swap contracts	1	1,100,000			-	-
Sale of Private Investment Companies	4,959,128	3,903,152	3,618,017	4,196,296	1,067,767	1,418,369
Increase and/or decrease in:
Investments in unconsolidated trading companies, at fair value	1,142,867	967,760	738,593	479,590	15,401	3,567
Interest receivable	28,193	(20,732)	(4,593)	13,797	1,468	(1,057)
Receivable from related parties	-	-	-	-	-	-
Other assets	(6,153)	-	-	2,974	-	(6,779)
Incentive fees payable to Managing Owner	6,380	(12,847)	-	-	60,871	-
Management fees payable to Managing Owner	(3,875)	99	(8,347)	60	-	-
Interest payable to Managing Owner	-	-	-	-	-	81
Trading fees payable to Managing Owner	(7,845)	(14,577)	(13,028)	(18,180)	(513)	(2,545)
Service fees payable to Managing Owner	(2,034)	(807)	(1,549)	(915)	(47)	(144)
Subscriptions in advance for service fee rebates	2,675	-	3,665	-	-	-
Other liabilities	-	(24,866)	1,305	2,100	521	-

Net cash provided by (used in) operating activities	2,523,195	1,817,971	1,895,485	2,564,621	236,268	511,802

Cash Flows from Financing Activities:
Payment for redemption of units	(2,958,542)	(1,832,218)	(1,866,318)	(2,995,839)	(271,454)	(610,125)
Change in owner redemptions payable	-	-	-	112,593	-	10,694

Net cash provided by (used in) financing activities	(2,958,542)	(1,832,218)	(1,866,318)	(2,883,246)	(271,454)	(599,431)

Net increase (decrease) in cash and cash equivalents	(435,347)	(14,247)	29,167	(318,625)	(35,186)	(87,629)

Cash and cash equivalents, beginning of period	472,695	189,890	46,374	411,695	61,600	152,200
Cash and cash equivalents, end of period	$37,348	$175,643	$75,541	$93,070	$26,414	$64,571

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Cash Flows

For the Six Months Ended June 30, 2019 and June 30, 2018 (unaudited)

	Frontier Balanced Fund		Frontier Select Fund
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(323,116)	$(3,564,239)	$226,719	$(1,101,822)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	178,512	61,810	-	-
Net change in ownership allocation of U.S. Treasury securities	1,389,637	(838,524)	(483,648)	490,040
Net unrealized (gain)/loss on swap contracts	103,896	(1,129,650)	-	-
Net unrealized (gain)/loss on U.S. Treasury securities	(5,068)	6,540	8,678	11,835
Net realized (gain)/loss on U.S. Treasury securities	(8,349)	44,907	(11,151)	12,538
Net unrealized (gain)/loss on private investment companies	(1,466,941)	3,149,240	(259,209)	961,333
Net realized (gain)/loss on private investment companies	761,338	(236,606)	(24,501)	(59,566)
(Purchases) sales of:
Sales of U.S. Treasury securities	728,520	1,519,248	711,661	421,844
Purchases of U.S. Treasury securities	(2,072,160)	(3,228,823)	(532,907)	(899,134)
U.S. Treasury interest and premium paid/amortized	24,862	31,901	-	6,817
Purchase of Private Investment Companies	(8,269,446)	(5,716,331)	(986,377)	(2,177,315)
Sale of Private Investment Companies	13,419,925	7,996,499	1,856,177	3,206,205
Reduction of collateral in Swap contracts	-	2,000,000		-
Increase and/or decrease in:
Receivable from futures commission merchants	(285,900)	5,098,083	-	-
Investments in unconsolidated trading companies, at fair value	1,738,769	732,257	(64,729)	58,711
Interest receivable	1,224	(50,921)	(6,102)	557
Incentive fees payable to Managing Owner	-	(40,189)	-	-
Management fees payable to Managing Owner	(5,089)	130	-	-
Interest payable to Managing Owner	(1,490)	4,289	335	(378)
Trading fees payable to Managing Owner	(25,695)	(30,220)	(692)	(5,879)
Service fees payable to Managing Owner	(11,564)	(23,581)	(363)	(4,748)
Risk analysis fees payable	867	(198)	-	-
Due from Managing Owner	-	184,106		-
Subscriptions in advance for service fee rebates	38,353	-	3,071	-
Other liabilities	192	29,253	8,624	(865)

Net cash provided by (used in) operating activities	5,911,277	5,998,981	445,586	920,173

Cash Flows from Financing Activities:
Payment for redemption of units	(6,340,452)	(5,828,511)	(397,886)	(993,005)
Change in owner redemptions payable	404,514	(21,260)	3,415	-

Net cash provided by (used in) financing activities	(5,935,938)	(5,849,771)	(394,471)	(993,005)

Net increase (decrease) in cash and cash equivalents	(24,661)	149,210	51,115	(72,832)

Cash and cash equivalents, beginning of period	37,556	164,332	25,072	114,973
Cash and cash equivalents, end of period	$12,895	$313,542	$76,187	$42,141

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Cash Flows

For the Six Months Ended June 30, 2019 and June 30, 2018 (unaudited)

	Frontier Global Fund (Formerly Frontier Winton Fund)		Frontier Heritage Fund
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$573,843	$(1,006,113)	$355,249	$(937,347)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in ownership allocation of U.S. Treasury securities	(1,984,466)	(590,960)	(269,385)	198,750
Net unrealized (gain)/loss on swap contracts	-	-	(81,229)	90,533
Net unrealized (gain) loss on U.S. Treasury securities, at fair value	29,487	(52,629)	2,613	(3,677)
Net realized (gain) loss on U.S. Treasury securities, at fair value	(26,444)	205,194	(6,140)	32,599
Net unrealized gain/(loss) on private investment companies	(1,553,914)	-	(516,272)	519,737
Net realized gain/(loss) on private investment companies	366,129	-	73,928	81,298
(Purchases) sale of:
Sales of U.S. Treasury Securities	7,982,042	6,903,212	1,153,896	1,096,550
Purchases of U.S. Treasury Securities	(3,068,733)	(6,626,880)	(693,759)	(1,204,398)
U.S. Treasury interest and premium paid/amortized	-	66,615	-	10,909
Purchase of Private Investment Companies	(4,888,335)	-	(728,774)	(624,245)
Sale of Private Investment Companies	111,332	-	715,892	629,348
Increase and/or decrease in:
Investments in unconsolidated trading companies, at fair value	4,273,691	3,015,420	702,444	655,422
Interest receivable	60,550	(6,139)	4,013	1,902
Receivable from related parties	-	58,146	-	-
Incentive fees payable to Managing Owner	-	-	697	-
Management fees payable to Managing Owner	(42,705)	(11,598)	(9,201)	(4,033)
Interest payable to Managing Owner	(7,464)	(9,431)	(603)	(646)
Trading fees payable to Managing Owner	(1,231)	(19,924)	278	(4,752)
Service fees payable to Managing Owner	(4,877)	(5,484)	(444)	(3,548)
Payables to related parties	-	(152,219)	-	-
Subscriptions in advance for service fee rebates	11,786	-	6,996	-
Other liabilities	8,661	(23,894)	1,495	8,106

Net cash provided by (used in) operating activities	1,839,352	1,743,316	711,694	542,508

Cash Flows from Financing Activities:
Payment for redemption of units	(2,765,677)	(2,640,052)	(801,308)	(709,855)
Change in owner redemptions payable	12,892	71,202	4,696	-

Net cash provided by (used in) financing activities	(2,752,785)	(2,568,850)	(796,612)	(709,855)

Net increase (decrease) in cash and cash equivalents	(913,433)	(825,534)	(84,918)	(167,347)

Cash and cash equivalents, beginning of period	951,485	1,403,125	135,096	259,161
Cash and cash equivalents, end of period	$38,052	$577,591	$50,178	$91,814

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

As of June 30, 2019, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund, Frontier Global Fund and Frontier Heritage Fund separates Units into a maximum of three separate Classes—Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Balanced Fund separates Units into a maximum of five separate Classes—Class 1, Class 1AP, Class 2, Class 2A and Class 3A.   The Trust, with respect to the Frontier Long/Short Commodity Fund separates Units into a maximum of five separate Classes—Class 1A, Class 2A, Class 2, Class 3A and Class 3. Between April 15, 2016 and May 10, 2017, a portion of the interests in Frontier Trading Company I, LLC and all of the interests in Frontier Trading Company VII, LLC, Frontier Trading Company XV, LLC, and Frontier Trading Company XXIII LLC held by Frontier Diversified Fund, Frontier Masters Fund, Frontier Select Fund, Frontier Balanced Fund and Frontier Long/Short Commodity Fund were exchanged for equivalent interests in the Galaxy Plus Managed Account Platform (“Galaxy Plus”) which is an unaffiliated, third-party managed account platform.  The assets of Frontier Trading Company I, LLC, which included exposure to Quantmetrics Capital Management LLP’s Multi-Strategy Program, Quantitative Investment Management, LLC’s Quantitative Global Program, Quest Partners LLC’s Quest Tracker Index Program, Chesapeake Capital Management, LLC’s Diversified Program, and Doherty Advisors LLC’s Relative Value Moderate Program,  the assets of Frontier Trading Company VII, LLC, which included exposure to Emil van Essen LLC’s Multi-Strategy Program, Red Oak Commodity Advisors, Inc.’s Fundamental Diversified Program, Rosetta Capital Management, LLC’s Rosetta Trading Program, and Landmark Trading Company’s Landmark Program,  the assets of Frontier Trading Company XV, LLC, which included exposure to Transtrend B.V.’s TT Enhanced Risk (USD) Program, and the assets of Frontier Trading Company XXIII, LLC which included exposure to Fort L.P.’s Global Contrarian Program have been transferred to individual Delaware limited liability companies (“Master Funds”) in Galaxy Plus.   Each Master Fund is sponsored and operated by Gemini Alternative Funds, LLC (“Sponsor”). The Sponsor has contracted with the Trading Advisors to manage the portfolios of the Master Funds pursuant to the advisors’ respective program.  For those Series that invest in Galaxy Plus, approximately 30-70% of those Series assets are used to support the margin requirements of the Master Funds.  The remaining assets of the Series are split between investments in Trading Companies and a pooled cash management account that invests primarily in U.S. Treasury securities.  For those Series that do not invest in Galaxy Plus, their assets are split between investments in Trading Companies and investments in the pooled cash management account.

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

Receivable From Futures Commission Merchants —The Series of the Trust deposit assets with a FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust, with respect to the Series, earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of June 30, 2019 and December 31, 2018 included restricted cash for margin requirements of $2,969,013 and $1,717,065, respectively, for the Frontier Balanced Fund.

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

Foreign Currency Transactions —The Series’ functional currency is the U.S. dollar; however, they transact business in currencies other than the U.S. dollar. The Series do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from fluctuations arising from changes in market prices of securities held. Such fluctuations are included with the net realized or unrealized gain or loss from investments.

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

Each Series is charged service fees as outlined above. In some cases, amounts paid to selling agents might be less than the amount charged to the Series. When this occurs, the service fee is rebated back to the investor in the form of additional units. During 2017 and 2018, the Series were not allowed to issue additional units. The Managing Owner has determined that the purchase of additional units of the relevant Series will commence in 2019 when the Series are allowed to sell shares again. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $23,105, $31,765, $136, $296,547, $14,233, $145,067 and $53,155 for the Frontier Diversified, Masters, Long/Short Commodity, Balanced, Select, Global and Heritage Funds, respectively, as of June 30, 2019 and $20,430, $28,100, none, $258,194, $11,162, $133,281 and $46,159 respectively, as of December 31, 2018.

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

The following table summarizes investment in each Series measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value.

	Level 1	Level 2	Level 3	Total
June 30, 2019	Inputs	Inputs	Inputs	Fair Value
Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$18,043	$-	$-	$18,043
Swap Contracts	-	-	5,881,358	5,881,358
U.S. Treasury Securities	191,059	-	-	191,059
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	36,495	-	-	36,495
U.S. Treasury Securities	386,444	-	-	386,444
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	12,761	-	-	12,761
Swap Contracts	-	-	435,901	435,901
U.S. Treasury Securities	135,126	-	-	135,126
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	6,230	-	-	6,230
Open Trade Equity (Deficit)	103,838	(61,691)	-	42,147
Swap Contracts	-	-	10,691,012	10,691,012
U.S. Treasury Securities	65,967	-	-	65,967
Frontier Select Fund
Investment in Unconsolidated Trading Companies	36,809	-	551,100	587,909
U.S. Treasury Securities	389,753	-	-	389,753
Frontier Global Fund
Investment in Unconsolidated Trading Companies	18,384	-	-	18,384
U.S. Treasury Securities	194,665	-	-	194,665
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	24,242	-	-	24,242
Swap Contracts	-	-	3,036,673	3,036,673
U.S. Treasury Securities	256,696	-	-	256,696

	Level 1	Level 2	Level 3	Total
December 31, 2018	Inputs	Inputs	Inputs	Fair Value
Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$1,157,971	$2,939	$-	$1,160,910
Swap Contracts	-	-	5,920,414	5,920,414
U.S. Treasury Securities	1,553,261	-	-	1,553,261
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	772,732	2,356	-	775,088
U.S. Treasury Securities	152,384	-	-	152,384
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	28,163	-	-	28,163
Swap Contracts	-	-	479,102	479,102
U.S. Treasury Securities	202,415	-	-	202,415
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	1,739,609	5,390	-	1,744,999
Open Trade Equity (Deficit)	242,860	(22,201)	-	220,659
Swap Contracts	-	-	10,794,908	10,794,908
U.S. Treasury Securities	123,409	-	-	123,409
Frontier Select Fund
Investment in Unconsolidated Trading Companies	11,462	-	511,718	523,180
U.S. Treasury Securities	82,386	-	-	82,386
Frontier Global Fund (formerly Frontier Winton Fund)
Investment in Unconsolidated Trading Companies	4,280,023	12,052	-	4,292,075
U.S. Treasury Securities	3,126,551	-	-	3,126,551
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	724,614	2,072	-	726,686
Swap Contracts	-	-	2,955,444	2,955,444
U.S. Treasury Securities	443,921	-	-	443,921

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the statements of operations. Investment in unconsolidated trading company asset gains and losses (realized/unrealized) included in earnings are classified in “Change in fair value of investments in unconsolidated trading companies.” During the three months ended June 30, 2019, all identified Level 3 assets were components of the Frontier Diversified Fund, Frontier Long/Short Commodity Fund, Frontier Balanced Fund, Frontier Select Fund, and Frontier Heritage Fund.

For the Six Months ending June 30, 2019

Swaps

	Frontier Balanced Fund	Frontier Long/Short Commodity Fund
Balance of recurring Level 3 assets as of January 1, 2019	$10,794,908	$479,102
Total gains or losses (realized/unrealized):
Included in earnings-realized		-
Included in earnings-unrealized	(103,896)	(43,201)
Proceeds from collateral reduction	-	-
Change in ownership allocation	-	-
Transfers in and/or out of Level 3	-	-
Balance of recurring Level 3 assets as of June 30, 2019	$10,691,012	$435,901

	Frontier Diversified Fund	Frontier Heritage Fund
Balance of recurring Level 3 assets as of January 1, 2019	$5,920,414	$2,955,444
Total gains or losses (realized/unrealized):
Included in earnings-realized	-	-
Included in earnings-unrealized	(39,055)	81,229
Proceeds from collateral reduction	-	-
Change in ownership allocation	-	-
Transfers in and/or out of Level 3	-	-
Balance of recurring Level 3 assets as of June 30, 2019	$5,881,359	$3,036,673

For the Six Months ending June 30, 2019
Investments in Unconsolidated Trading Companies:

Frontier Select Fund
Balance of recurring Level 3 assets as of January 1, 2019	$511,718
Change in fair value of investments in unconsolidated trading companies	39,383
Purchases of investments of unconsolidated trading companies	-
Change in ownership allocation	-
Transfers in and/or out of Level 3	-
Balance of recurring Level 3 assets as of June 30, 2019	$551,101

For the Year Ended December 31, 2018

Swaps

	Frontier Balanced Fund	Frontier Long/Short Commodity Fund
Balance of recurring Level 3 assets as of January 1, 2018	$11,340,959	$397,039
Total gains or losses (realized/unrealized):
Included in earnings-realized	-	-
Included in earnings-unrealized	1,453,948	82,063
Proceeds from collateral reduction	(1,999,999)	-
Change in ownership allocation	-	-
Transfers in and/or out of Level 3	-	-
Balance of recurring Level 3 assets as of December 31, 2018	$10,794,908	$479,102

	Frontier Diversified Fund	Frontier Heritage Fund
Balance of recurring Level 3 assets as of January 1, 2018	$6,376,472	$3,094,367
Total gains or losses (realized/unrealized):
Included in earnings-realized	-	-
Included in earnings-unrealized	643,941	(138,923)
Proceeds from collateral reduction	(1,099,999)	-
Change in ownership allocation	-	-
Transfers in and/or out of Level 3	-	-
Balance of recurring Level 3 assets as of December 31, 2018	$5,920,414	$2,955,444

For the Year Ended December 31, 2018

Investments in Unconsolidated Trading Companies:

Frontier Select Fund

Balance of recurring Level 3 assets as of January 1, 2018	$579,073
Change in fair value of investments in unconsolidated trading companies	(67,355)
Purchases of investments of unconsolidated trading companies	-
Change in ownership allocation	-
Transfers in and/or out of Level 3	-
Balance of recurring Level 3 assets as of December 31, 2018	$511,718

The Series of the Trust assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Series’ accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the six months ended June 30, 2019, the Trust did not transfer any assets between Levels 1, 2 or 3.

The amounts reflected in the change in ownership allocation result from changes in ownership in the underlying Trading Companies at the Series level, which have resulted in changes in consolidation or de-consolidation by the Series. The ownership in the Trading Companies is accounted for under the equity method, which approximates fair value.

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at June 30, 2019:

	Frontier Diversified	Frontier Long/Short Commodity	Frontier Balanced	Frontier Heritage
	Fund	Fund	Fund	Fund
Swap Contracts	$(39,055)	$(43,201)	$(103,896)	$81,229

	Frontier Select Fund
Investments in Unconsolidated Trading Companies	$37,710

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of June 30, 2019, and December 31, 2018, approximately 2.0% and 1.6%, respectively, of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain swaps and is recorded as collateral within the swap fair value within the statement of financial condition. The cash held with the counterparty is not restricted.

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

To help to reduce counterparty risk on the Series, the Managing Owner has the right to reduce the Series’ exposure and remove cash from the Series’ total return swaps with Deutsche Bank AG. This cash holding shall be in excess of $250,000 and may not exceed 40% of the Index exposure in total. Index exposure is defined as the total notional amount plus any profit. The Series are charged interest on this cash holding and any amount removed will be offset against the final settlement value of the swap. As of June 30, 2019, the Frontier Balanced Fund, the Frontier Diversified Fund, the Frontier Long/Short Commodity Fund and Frontier Heritage Fund, had $6,176,555, $4,000,000, $115,000, and $1,900,000, respectively, in cash holdings as shown in the Series’ Statements of Financial Conditions under advance on unrealized swap appreciation, which relates to the Trading Companies’ total return swaps with Deutsche Bank AG.

The Series have invested in the following swaps as of and for the six months ended June 30, 2019:

	Frontier Balanced Fund	Frontier Diversified Fund	Frontier Long/Short Commodity Fund	Frontier Heritage Fund
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	Deutsche Bank AG	Deutsche Bank AG	Deutsche Bank AG	Deutsche Bank AG
Notional Amount	$7,420,403	$1,761,834	$653,610	$2,072,056
Termination Date	7/31/2023	7/31/2023	7/31/2023	3/27/2023
Cash Collateral	$86,000	$86,000	$29,950	$975,450
Swap Value	$10,605,012	$5,747,765	$431,716	$1,929,799
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	$(103,896)	$(39,056)	$(43,201)	$81,229
Fair Value as of June 30, 2019	$10,691,012	$5,833,765	$461,666	$2,905,249
Advance on swap appreciation	$(6,176,555)	$(4,000,000)	$(115,000)	$(1,900,000)

The Series have invested in the following swaps as of and for the year ended December 31, 2018:

	Frontier Balanced Fund	Frontier Diversified Fund	Frontier Long/Short Commodity Fund	Frontier Heritage Fund
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	Deutsche Bank AG	Deutsche Bank AG	Deutsche Bank AG	Deutsche Bank AG
Notional Amount	$7,420,403	$1,761,834	$653,610	$2,072,056
Termination Date	7/31/2023	7/31/2023	7/31/2023	3/27/2023
Cash Collateral	$86,000	$86,000	$29,950	$978,950
Swap Value	$10,708,908	$5,834,414	$449,152	$1,976,494
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	$1,453,948	$643,941	$82,063	$(138,924)
Fair Value as of December 31, 2018	$10,794,908	$5,920,414	$479,102	$2,955,444
Advance on swap appreciation	$(6,176,555)	$(4,000,000)	$(115,000)	$(1,900,000)

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

The Galaxy Plus structure is made up of feeder funds in which the Series invests and master trading entities into which the feeder funds invest. No investment held by a Galaxy Plus master trading entity is greater than 5% of any Series’ total capital.

The following table summarizes each of the Series’ investments in unconsolidated Trading Companies as of June 30, 2019 and December 31, 2018:

	As of June 30, 2019		As of December 31, 2018
Series	Percentage of Series Total Capital Invested in Unconsolidated Trading Companies	Fair Value	Percentage of Series Total Capital Invested in Unconsolidated Trading Companies	Fair Value
Frontier Diversified Series —
Frontier Trading Companies II and XXXVIII	0.14%	$18,043	7.19%	$1,160,910

Frontier Masters Fund —
Frontier Trading Companies II and XXXVIII	1.03%	$36,495	13.91%	$775,088

Frontier Long/Short Commodity Fund —
Frontier Trading Company XXXVIII	0.60%	$12,761	1.15%	$28,163

Frontier Balanced Fund —
Frontier Trading Companies II and XXXVIII	0.03%	$6,230	5.48%	$1,744,999

Frontier Select Fund —
Frontier Trading Companies XXXVIII and XXXIX	15.96%	$587,909	13.56%	$523,180

Frontier Global Fund —
Frontier Trading Companies II and XXXVIII	0.30%	$18,384	52.30%	$4,292,075

Frontier Heritage Fund —
Frontier Trading Companies II and XXXVIII	0.60%	$24,242	16.27%	$726,686

The following tables summarize each of the Series’ equity in earnings from unconsolidated Trading Companies and private investment companies for the six and three months ended June 30, 2019 and 2018.

	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)
Frontier Balanced Fund —
Frontier Trading Company II, LLC	$-	$-	$(138,899)	$(138,899)
Frontier Trading Company XXXVIII, LLC	-	-	(732)	(732)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(22,370)	635,922	201,668	815,220
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(17,895)	46,071	(78,813)	(50,637)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(173,562)	(1,016,391)	(35,635)	(1,225,588)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(18,736)	1,292,724	(74,396)	1,199,592
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	-	286,677	286,677
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(49,975)	(936,608)	185,088	(801,495)
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	(25,311)	24,230	(121,258)	(122,339)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(6,786)	45,834	20,454	59,502
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(45,648)	986,448	(396,129)	544,671
Total	$(360,283)	$1,078,230	$(151,975)	$565,972

Frontier Global Fund —
Frontier Trading Company II LLC	$-	$-	$(337,431)	$(337,431)
Frontier Trading Company XXXVIII, LLC	-	-	(14,574)	(14,574)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(153,661)	1,206,683	134,763	1,187,785
Total	$(153,661)	$1,206,683	$(217,242)	$835,780

Frontier Select Fund —
Frontier Trading Company XXXIX, LLC	$-	$-	$39,383	$39,383
Frontier Trading Company XXXVIII, LLC	-	-	(1,672)	(1,672)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(33,911)	222,739	(47,068)	141,760
Galaxy Plus Fund - TT Feeder Fund (531) LLC	(44,428)	259,691	(73,313)	141,950
Total	$(78,339)	$482,430	$(82,670)	$321,421

Frontier Heritage Fund —
Frontier Trading Company II, LLC	$-	$-	$(59,538)	$(59,538)
Frontier Trading Company XXXVIII, LLC	-	-	(4,379)	(4,379)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(41,734)	245,955	67,220	271,441
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(49,687)	284,089	(63,499)	170,903
Total	$(91,421)	$530,044	$(60,196)	$378,427

Frontier Long/Short Commodity Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(1,029)	$(1,029)
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	-	-	-	-
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(37,828)	(379,307)	229,576	(187,559)
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	-	142,869	142,869
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(24,026)	125,486	(44,529)	56,931
Total	$(61,854)	$(253,821)	$326,887	$11,212

Frontier Diversified Fund —
Frontier Trading Company II, LLC	$-	$-	$(76,616)	$(76,616)
Frontier Trading Company XXXVIII, LLC	-	-	(8,996)	(8,996)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(19,559)	379,795	103,977	464,213
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(14,073)	28,047	(48,988)	(35,014)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(108,956)	(912,164)	268,101	(753,019)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(20,998)	811,110	(57,565)	732,547
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	-	144,793	144,793
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(35,222)	(573,436)	114,005	(494,653)
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	(13,254)	10,639	(7,477)	(10,092)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(7,948)	45,318	20,527	57,897
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(34,002)	603,982	(196,808)	373,172
Total	$(254,012)	$393,291	$254,953	$394,232

Frontier Masters Fund —
Frontier Trading Company II, LLC	$-	$-	$(65,952)	$(65,952)
Frontier Trading Company XXXVIII, LLC	-	-	(1,558)	(1,558)
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	-	-	-	-
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(31,863)	231,766	69,765	269,668
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(81,588)	(163,846)	(188,680)	(434,114)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(17,916)	77,286	47,910	107,280
Galaxy Plus Fund - TT Feeder Fund (531) LLC	(38,936)	214,809	(83,135)	92,738
Total	$(170,303)	$360,015	$(221,650)	$(31,938)

	Six Months Ended June 30, 2018
	Trading Commissions		Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)
Frontier Balanced Fund —
Frontier Trading Company II, LLC		$-	$-	$67,960	$67,960
Frontier Trading Company XXXVIII, LLC		-	-	(11,476)	(11,476)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC		(43,897)	(212,016)	6,928	(248,985)
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC		(31,385)	(158,568)	1,111	(188,842)
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LLC		(228,504)	369,476	13,457	154,429
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC		(36,360)	(138,701)	10,762	(164,299)
Galaxy Plus Fund - LRR Feeder Fund (522) LLC		(123)	-	(3,585)	(3,708)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC		(73,528)	(905,417)	60,858	(918,087)
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC		(62,551)	(72,693)	12,369	(122,875)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC		(13,928)	(42,692)	3,166	(53,454)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC		(137,437)	(1,613,467)	86,852	(1,664,052)
Total		$(627,713)	$(2,774,078)	$248,402	$(3,153,389)

Frontier Winton Fund —
Frontier Trading Company II, LLC		$-	$-	$(186,556)	$(186,556)
Frontier Trading Company XXXVIII, LLC		-	-	(66,205)	(66,205)
Total		$-	$-	$(252,761)	$(252,761)

Frontier Select Fund —
Frontier Trading Company XXXIX, LLC	$		$-	$(41,578)	$(41,578)
Frontier Trading Company XXXVIII, LLC		-	-	4,561	4,561
Galaxy Plus Fund - TT Feeder Fund (531) LLC		(61,704)	(525,255)	67,762	(519,197)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC		(80,091)	(94,447)	(208,032)	(382,570)
Total		$(141,795)	$(619,702)	$30,745	$556,214

Frontier Heritage Fund —
Frontier Trading Company II, LLC	$		$-	$6,663	$6,663
Frontier Trading Company XXXVIII, LLC		-	-	(4,695)	(4,695)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC		(95,378)	(550,409)	44,752	(601,035)
Total		$(95,378)	$(550,409)	$46,720	$(599,067)

Frontier Long/Short Commodity Fund
Frontier Trading Company XXXVIII, LLC		$-	$-	$(1,812)	$(1,812)
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC		-	-	-	-
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LLC		(55,540)	(106,500)	(43,080)	7,880
Galaxy Plus Fund - LRR Feeder Fund (522) LLC		(681)	-	(55,507)	(56,188)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC		(44,616)	(236,487)	13,305	(267,798)
Total		$(56,221)	$(129,987)	$(87,094)	$(317,918)

Frontier Diversified Fund —
Frontier Trading Company II, LLC		$-	$-	$6,222	$6,222
Frontier Trading Company XXXVIII, LLC		-	-	(1,820)	(1,820)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC		(21,609)	(70,821)	2,309	(90,121)
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC		-	-	-	-
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC		(19,728)	(71,041)	1,112	(89,657)
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LLC		(88,315)	190,256	(45,473)	56,468
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC		(19,585)	(13,078)	8,453	(24,210)
Galaxy Plus Fund - LRR Feeder Fund (522) LLC		-	(62)	3,942	3,880
Galaxy Plus Fund - QIM Feeder Fund (526) LLC		(41,686)	(336,175)	1,742	(376,119)
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC		(37,240)	(25,944)	5,361	(57,823)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC		(15,597)	(42,800)	3,166	(55,231)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC		(72,444)	(772,916)	23,417	(821,943)
Total		$(316,204)	$(1,142,581)	$8,431	$(1,450,354)

Frontier Masters Fund —
Frontier Trading Company II, LLC		$-	$-	$(94,552)	$(94,552)
Frontier Trading Company XV, LLC		-	-	-	-
Frontier Trading Company XXXVIII, LLC		-	-	17,218	17,218
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC		-	(76,396)	68,413)	(7,983)
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LLC		(149,210)	263,055	(103,684)	10,161
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC		(100,181)	(726,950)	13,640	(813,491)
Galaxy Plus Fund - TT Feeder Fund (531) LLC		(47,188)	(87,994)	(179,255)	(314,437)
Total		$(296,579)	$(628,285)	$(278,220)	$(1,203,084)

	Three Months Ended June 30, 2019
	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)
Frontier Balanced Fund —
Frontier Trading Company II, LLC	$-	$-	$382	$382
Frontier Trading Company XXXVIII, LLC	-	-	(1,743)	(1,743)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(7,956)	500,989	(261,813)	231,220
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(7,282)	9,117	(12,265)	(10,430)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(104,751)	(3,311,760)	2,622,781	(793,730)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(9,768)	526,833	(184,438)	332,627
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	-	305,427	305,427
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(21,074)	(328,285)	179,439	(169,920)
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	-	-	(105,511)	(105,511)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(2,518)	56,051	(6,885)	46,648
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(21,136)	1,171,891	(437,703)	713,052
Total	$(174,485)	$(1,375,164)	$2,097,671	$548,022

Frontier Global Fund —
Frontier Trading Company II LLC	$-	$-	$(23,564)	$(23,564)
Frontier Trading Company XXXVIII, LLC	-	-	(178)	(178)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(99,335)	940,770	(341,757)	499,678
Total	$(99,335)	$940,770	$(365,499)	$475,936

Frontier Frontier Select Fund —
Frontier Trading Company XXXIX, LLC	$-	$-	$63,719	$63,719
Frontier Trading Company XXXVIII, LLC	-	-	(535)	(535)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(18,439)	189,845	(130,938)	40,468
Galaxy Plus Fund - TT Feeder Fund (531) LLC	(20,114)	312,950	(81,412)	211,424
Total	$(38,553)	$502,795	$(149,166)	$315,076

Frontier Heritage Fund —
Frontier Trading Company II, LLC	$-	$-	$(5,368)	$(5,368)
Frontier Trading Company XXXVIII, LLC	-	-	(1,597)	(1,597)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(24,706)	183,352	(87,492)	71,154
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(21,610)	341,761	(83,040)	237,111
Total	$(46,316)	$525,113	$(177,497)	$301,300

Frontier Long/Short Commodity Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(469)	$(469)
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	-	-	-	-
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(22,997)	(636,737)	537,573	(122,161)
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	-	172,203	172,203
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(11,740)	151,888	(42,868)	97,280
Total	$(34,737)	$(484,849)	$666,439	$146,853

Frontier Diversified Fund —
Frontier Trading Company II, LLC	$-	$-	$(711)	$(711)
Frontier Trading Company XXXVIII, LLC	-	-	(403)	(403)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(9,102)	292,763	(123,620)	160,041
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(6,039)	5,628	(8,508)	(8,919)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(67,124)	(2,123,330)	1,689,124	(501,330)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(11,268)	351,448	(127,805)	212,375
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	-	152,338	152,338
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(15,429)	(184,729)	103,314	(96,844)
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	-	-	(700)	(700)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(2,990)	50,835	(9,848)	37,997
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(16,278)	685,223	(254,362)	414,583
Total	$(128,230)	$(922,162)	$1,418,819	$368,427

Frontier Masters Fund —
Frontier Trading Company II, LLC	$-	$-	$(4,502)	$(4,502)
Frontier Trading Company XXXVIII, LLC	-	-	(1,781)	(1,781)
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	-	-	-	-
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(17,715)	168,928	(60,575)	90,638
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(41,279)	(1,069,832)	878,048	(233,063)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(7,140)	82,721	(37,533)	38,048
Galaxy Plus Fund - TT Feeder Fund (531) LLC	(15,303)	283,646	(88,757)	179,586
Total	$(81,437)	$(534,537)	$684,900	$68,926

	Three Months Ended June 30, 2018
	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)
Frontier Balanced Fund —
Frontier Trading Company II, LLC	$-	$-	$302,930	$302,930
Frontier Trading Company XXXVIII, LLC	-	-	(6,881)	(6,881)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(13,073)	(158,310)	72,621	98,762
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(14,629)	131,409	(38,608)	78,172
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LLC	(141,047)	(430,258)	805,293	233,988
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(14,285)	333,049	(63,193)	255,571
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(123)	-	(38,889)	(39,012)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(37,583)	292,017	423,980	678,414
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	(21,107)	(149,161)	18,142	(152,126)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(7,130)	(53,768)	25,289	(35,609)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(63,787)	(25,610)	(33,194)	(122,591)
Total	$(312,764)	$(60,632)	$1,467,490	$1,094,094

Frontier Winton Fund —
Frontier Trading Company II LLC	$-	$-	$675,380	$675,380
Frontier Trading Company XXXVIII, LLC	-	-	(29,123)	(29,123)
Total	$-	$-	$646,257	$646,257

Frontier Select Fund —
Frontier Trading Company XXXIX, LLC	$-	$-	$(41,578)	$(41,578)
Frontier Trading Company XXXVIII, LLC	-	-	(1,017)	(1,017)
Galaxy Plus Fund - TT Feeder Fund (531) LLC	(10,721)	23,055	37,712	50,046
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(42,595)	(12,170)	(16,423)	(71,188)
Total	$(53,316)	$10,885	$(21,306)	$(63,737)

Frontier Heritage Fund —
Frontier Trading Company II, LLC	$-	$-	$129,198	$129,198
Frontier Trading Company XXXVIII, LLC	-	-	(3,728)	(3,728)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(42,603)	(5,832)	(12,130)	(60,565)
Total	$(42,603)	$(5,832)	$113,340	$64,905

Frontier Long/Short Commodity Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(1,870)	$(1,870)
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	-	-	-	-
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LLC	(25,765)	(63,680)	(118,815)	29,370
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(681)	-	(148,965)	(149,646)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(19,032)	(6,922)	(3,573)	(29,527)
Total	$(45,478)	$(70,602)	$(35,593)	$(151,673)

Frontier Diversified Fund —
Frontier Trading Company II, LLC	$-	$-	$156,848	$156,848
Frontier Trading Company XXXVIII, LLC	-	-	(2,803)	(2,803)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(5,137)	(52,919)	24,207	(33,849)
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	-	-	-	-
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(9,617)	72,926	(21,449)	41,860
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LLC	(41,617)	(209,611)	350,445	99,217
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(9,912)	(139,185)	(24,276)	104,997
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	(62)	(13,567)	(13,629)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(20,301)	132,708	177,519	(289,926)
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	(11,738)	(64,178)	8,247	(67,669)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(7,950)	(53,876)	25,289	(35,537)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(31,712)	3,362	(22,990)	(51,340)
Total	$(137,984)	$(32,465)	$657,470	$487,021

Frontier Masters Fund —
Frontier Trading Company II, LLC	$-	$-	$148,044	$(94,552)
Frontier Trading Company XXXVIII, LLC	-	-	8,804	-
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	-	-	-
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LLC	(70,572)	(207,046)	370,789	93,171
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(44,250)	(27,294)	(16,449)	(87,993)
Galaxy Plus Fund - TT Feeder Fund (531) LLC	(9,581)	27,308	35,040	52,767
Total	$(124,403)	$(207,032)	$546,228	$214,793

The Series’ investments in private investment companies have certain redemption and liquidity restrictions which are described in the following table:

	Redemptions	Redemptions	Liquidity
	Notice Period	Permitted	Restrictions
Frontier Diversified Fund
Multi-Strategy
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	24 hours	Daily	None
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None
Option Trading
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	24 hours	Daily	None

Frontier Masters Fund
Trend Following
Galaxy Plus Fund - TT Feeder Fund (531) LLC	24 hours	Weekly	None
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Multi-Strategy
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None

Frontier Long/Short Commodity Fund
Multi-Strategy
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	24 hours	Daily	None
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None

Frontier Balanced Fund
Multi-Strategy
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	24 hours	Daily	None
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None
Option Trading
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	24 hours	Daily	None

Frontier Select Fund
Trend Following
Galaxy Plus Fund - TT Feeder Fund (531) LLC	24 hours	Weekly	None
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None

Frontier Heritage Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None

Frontier Global Fund
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None

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

As of the date of this report, for a Series that has invested in a swap, a Trading Advisor does not receive any management fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. As of June 30, 2019 and December 31, 2018, the management fee embedded in (i) swaps owned by Frontier Diversified Fund was 1.00% per annum, (ii) swaps owned by Frontier Balanced Fund was 1.00% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 1.50% per annum, (iv) swaps owned by Frontier Select Fund was 1.00% per annum, and (v) swaps owned by Frontier Heritage Fund was 1.00% per annum, and the Managing Owner has waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded management fee was accrued on the relevant notional amount of the swap.

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

Incentive Fees—Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated in the Trading Companies by such Series, monthly or quarterly. In addition, the Managing Owner receives a quarterly incentive fee of a certain percentage of new net trading profits generated in the Galaxy Plus entities that have been allocated to the Series. The incentive fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. Because the Frontier Diversified Fund, Frontier Masters Fund, Frontier Balanced Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Long/Short Commodity Fund may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Frontier Balanced Fund and the Frontier Diversified Fund and 20% for the Frontier Global Fund, Frontier Heritage Fund, Frontier Select Fund, Frontier Long/Short Commodity Fund and Frontier Masters Fund. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series. As of the date of this report, for a Series that has invested in a swap, the Managing Owner or Trading Advisor(s) do not receive any incentive fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. As of June 30, 2019 and December 31, 2018, the range of incentive fees as a percentage of net new trading profits on swaps embedded in (i) swaps owned by Frontier Diversified Fund was 20-25% per annum, (ii) swaps owned by Frontier Balanced Fund was 20-25% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 25% per annum, and (iv) swaps owned by Frontier Heritage Fund was 15% per annum, and the Managing Owner has waived the entire incentive fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded incentive fee was accrued based on the net new trading profits of the swap.

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

The Managing Owner has determined that the purchase of additional units of the relevant series will commence in 2019. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $23,105, $31,765, $136, $296,547, $14,233, $145,067 and $53,155 for the Frontier Diversified, Masters, Long/Short Commodity, Balanced, Select, Global and Heritage Funds, respectively.

The following table summarizes fees earned by the Managing Owner for the three and six months ended June 30, 2019 and 2018:

Three Months Ended June 30, 2019	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	$-	$11,366	$126,026
Frontier Masters Fund	-	2,072	2,268	58,718
Frontier Long/Short Commodity Fund	-	-	152	14,365
Frontier Balanced Fund	-	5,286	154,061	248,123
Frontier Select Fund	-	-	26,562	22,475
Frontier Global Fund	-	9,531	42,779	82,598
Frontier Heritage Fund	-	1,100	20,713	29,653

Three Months Ended June 30, 2018	Incentive Fees (rebate)	Management Fees	Risk Analysis Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$-	$13,229	$-	$14,689	$143,613
Frontier Masters Fund	-	28,862	-	12,929	105,998
Frontier Long/Short Commodity Fund	-	-	-	407	21,519
Frontier Balanced Fund	-	22,566	1,692	237,810	344,769
Frontier Select Fund	-	-	-	33,273	28,109
Frontier Winton Fund	-	131,682	-	80,907	80,703
Frontier Heritage Fund	-	33,893	-	31,302	36,855

Six Months Ended June 30, 2019	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	$2,668	$23,395	$256,330
Frontier Masters Fund	-	7,665	9,754	126,036
Frontier Long/Short Commodity Fund	-	-	314	28,217
Frontier Balanced Fund	-	13,365	324,926	527,460
Frontier Select Fund	-	-	52,067	45,107
Frontier Global Fund	-	38,679	94,902	125,313
Frontier Heritage Fund	-	7,289	43,898	56,746

Six Months Ended June 30, 2018	Incentive Fees (rebate)	Management Fees	Risk Analysis Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$1,881	$24,792	$-	$30,804	$308,763
Frontier Masters Fund	-	61,211	-	27,898	240,046
Frontier Long/Short Commodity Fund	-	-	-	1,064	46,212
Frontier Balanced Fund	145,134	42,902	3,529	500,791	728,945
Frontier Select Fund	-	-	-	72,962	65,703
Frontier Winton Fund	-	262,342	-	175,167	163,278
Frontier Heritage Fund	1,394	69,874	-	68,410	79,147

The following table summarizes fees payable to the Managing Owner as of June 30, 2019 and December 31, 2018.

	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees	Risk Analysis Fees

Frontier Diversified Fund	$-	$-	$-	$2,464	$36,982	$-
Frontier Masters Fund	-	-	-	201	14,956	-
Frontier Long/Short Commodity Fund	-	-	-	4	4,793	-
Frontier Balanced Fund	-	8,828	-	45,227	76,075	9,994
Frontier Select Fund	-	-	335	8,212	7,120	-
Frontier Global Fund	-	-	660	12,926	23,122	-
Frontier Heritage Fund	-	-	635	6,240	10,467	-

As of December 31, 2018	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$10,897	$3,875	$-	$4,498	$44,827
Frontier Masters Fund	-	8,347	-	1,750	27,984
Frontier Long/Short Commodity Fund	-	-	-	51	5,306
Frontier Balanced Fund	-	13,917	1,490	56,791	101,770
Frontier Select Fund	-	-	-	8,575	7,812
Frontier Global Fund	-	42,705	8,124	17,803	24,353
Frontier Heritage Fund	-	9,201	1,238	6,684	10,189

With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed therefore by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk and the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months. During the periods covered by this report there were no amounts receivable from the Managing Owner for any differences resulting from service fees.

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

The following table outlines the interest paid by each Series to the Managing Owner and its ratio to average net assets for the three and six months ended June 30, 2019 and 2018:

Three Months Ended	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	Gross Amount Paid to the	Gross Amount Paid to the	Ratio to Average	Ratio to Average
	Managing Owner	Managing Owner	Net Assets	Net Assets

Frontier Diversified Fund Class 1	$-	$-	0.00%	0.00%
Frontier Diversified Fund Class 2	-	-	0.00%	0.00%
Frontier Diversified Fund Class 3	-	-	0.00%	0.00%
Frontier Masters Fund Class 1	-	-	0.00%	0.00%
Frontier Masters Fund Class 2	-	-	0.00%	0.00%
Frontier Masters Fund Class 3	-	-	0.00%	0.00%
Frontier Long/Short Commodity Fund Class 2	3	37	0.00%	0.02%
Frontier Long/Short Commodity Fund Class 3	81	488	0.00%	0.02%
Frontier Long/Short Commodity Fund Class 1a	-	-	0.00%	0.00%
Frontier Long/Short Commodity Fund Class 2a	-	-	0.00%	0.00%
Frontier Long/Short Commodity Fund Class 3a	-	-	0.00%	0.00%
Frontier Balanced Fund Class 1	1,150	14,652	0.01%	0.05%
Frontier Balanced Fund Class 1AP	19	256	0.01%	0.05%
Frontier Balanced Fund Class 2	232	2,656	0.01%	0.05%
Frontier Balanced Fund Class 2a	3	39	0.00%	0.01%
Frontier Balanced Fund Class 3a	10	108	0.00%	0.01%
Frontier Select Fund Class 1	1,400	3,375	0.04%	0.08%
Frontier Select Fund Class 1AP	3	15	0.05%	0.08%
Frontier Select Fund Class 2	41	359	0.04%	0.08%
Frontier Global Fund Class 1	3,631	34,013	0.06%	0.32%
Frontier Global Fund Class 1AP	21	111	0.06%	0.32%
Frontier Global Fund Class 2	252	3,251	0.06%	0.32%
Frontier Heritage Fund Class 1	1,196	5,382	0.04%	0.13%
Frontier Heritage Fund Class 1AP	2	5	0.05%	0.12%
Frontier Heritage Fund Class 2	255	836	0.04%	0.13%

Total	$8,299	$65,583

Six Months Ended	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	Gross Amount Paid to the	Gross Amount Paid to the	Ratio to Average	Ratio to Average
	Managing Owner	Managing Owner	Net Assets	Net Assets

Frontier Diversified Fund Class 1	$-	$-	0.00%	0.00%
Frontier Diversified Fund Class 2	-	-	0.00%	0.00%
Frontier Diversified Fund Class 3	-	-	0.00%	0.00%
Frontier Masters Fund Class 1	-	-	0.00%	0.00%
Frontier Masters Fund Class 2	-	-	0.00%	0.00%
Frontier Masters Fund Class 3	-	-	0.00%	0.00%
Frontier Long/Short Commodity Fund Class 2	9	37	0.01%	0.02%
Frontier Long/Short Commodity Fund Class 3	208	488	0.01%	0.02%
Frontier Long/Short Commodity Fund Class 1a	-	-	0.00%	0.00%
Frontier Long/Short Commodity Fund Class 2a	-	-	0.00%	0.00%
Frontier Long/Short Commodity Fund Class 3a	-	-	0.00%	0.00%
Frontier Balanced Fund Class 1	2,881	14,652	0.01%	0.04%
Frontier Balanced Fund Class 1AP	45	256	0.01%	0.05%
Frontier Balanced Fund Class 2	555	2,656	0.01%	0.04%
Frontier Balanced Fund Class 2a	7	39	0.00%	0.01%
Frontier Balanced Fund Class 3a	23	108	0.00%	0.01%
Frontier Select Fund Class 1	2,259	5,835	0.06%	0.12%
Frontier Select Fund Class 1AP	3	25	0.08%	0.12%
Frontier Select Fund Class 2	71	724	0.06%	0.11%
Frontier Global Fund Class 1	22,360	62,703	0.35%	0.53%
Frontier Global Fund Class 1AP	105	194	0.32%	0.54%
Frontier Global Fund Class 2	1,286	7,028	0.32%	0.52%
Frontier Heritage Fund Class 1	3,424	5,382	0.12%	0.12%
Frontier Heritage Fund Class 1AP	3	5	0.12%	0.10%
Frontier Heritage Fund Class 2	669	836	0.11%	0.12%

Total	$33,908	$100,968

7. Financial Highlights

The following information presents the financial highlights of the Trust, with respect to the Series, for the three and six months ended June 30, 2019 and 2018.

Three months ending June 30, 2019

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 1a	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, March 31, 2019	$100.84	$119.69	$111.62	$88.19	$104.69	$98.04	$50.14	$93.67	$58.96	$98.25	$61.96
Net operating results:
Interest income	0.01	0.01	0.01	0.03	0.04	0.04	0.01	0.02	0.01	0.02	0.01
Expenses	(1.69)	(1.12)	(1.05)	(2.10)	(1.68)	(1.57)	(0.82)	(0.66)	(0.41)	(0.69)	(0.44)
Net gain/(loss) on investments, net of non-controlling interests	3.29	3.53	3.38	1.20	1.05	1.02	3.53	5.49	3.68	5.76	3.92
Net income/(loss)	1.60	2.42	2.34	(0.86)	(0.59)	(0.51)	2.72	4.85	3.28	5.09	3.49
Net asset value, June 30, 2019	$102.44	$122.11	$113.96	$87.33	$104.10	$97.53	$52.86	$98.52	$62.24	$103.34	$65.45

Ratios to average net assets
Net investment income/(loss)	-6.74%	-3.73%	-3.73%	-9.40%	-6.32%	-6.32%	-6.30%	-2.66%	-2.66%	-2.66%	-2.66%
Expenses before incentive fees (3)(4)	6.77%	3.76%	3.76%	9.55%	6.48%	6.48%	6.38%	2.74%	2.74%	2.74%	2.74%
Expenses after incentive fees (3)(4)	6.77%	3.76%	3.76%	9.55%	6.48%	6.48%	6.38%	2.74%	2.74%	2.74%	2.74%
Total return before incentive fees (2)	1.59%	2.02%	2.10%	-0.98%	-0.56%	-0.52%	5.42%	5.18%	5.56%	5.18%	5.63%
Total return after incentive fees (2)	1.59%	2.02%	2.10%	-0.98%	-0.56%	-0.52%	5.42%	5.18%	5.56%	5.18%	5.63%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, March 31, 2019	$114.89	$132.01	$178.04	$154.27	$153.78	$70.76	$82.30	$107.99
Net operating results:
Interest income	0.06	0.07	0.09	0.08	0.08	0.00	0.00	0.00
Expenses	(2.00)	(1.30)	(1.76)	(1.52)	(1.52)	(1.00)	(0.52)	(0.69)
Net gain/(loss) on investments, net of non-controlling interests	3.41	3.91	5.28	4.66	4.57	6.27	6.56	9.66
Net income/(loss)	1.47	2.68	3.62	3.22	3.13	5.27	6.04	8.97
Net asset value, June 30, 2019	$116.36	$134.69	$181.66	$157.49	$156.91	$76.03	$88.34	$116.96

Ratios to average net assets
Net investment income/(loss)	-6.76%	-3.72%	-3.72%	-3.72%	-3.72%	-5.52%	-2.49%	-2.49%
Expenses before incentive fees (3)(4)	6.97%	3.93%	3.93%	3.93%	3.93%	5.52%	2.49%	2.49%
Expenses after incentive fees (3)(4)	6.97%	3.93%	3.93%	3.93%	3.93%	5.52%	2.49%	2.49%
Total return before incentive fees (2)	1.28%	2.03%	2.03%	2.09%	2.04%	7.45%	7.34%	8.31%
Total return after incentive fees (2)	1.28%	2.03%	2.03%	2.09%	2.04%	7.45%	7.34%	8.31%

	Frontier Global Fund			Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, March 31, 2019	$136.33	$156.50	$195.48	$99.68	$112.44	$153.46
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(3.15)	(2.42)	(3.02)	(1.71)	(1.12)	(1.46)
Net gain/(loss) on investments, net of non-controlling interests	10.46	12.05	15.02	11.63	15.02	17.96
Net income/(loss)	7.31	9.63	12.00	9.92	13.90	16.50
Net asset value, June 30, 2019	$143.64	$166.13	$207.48	$109.60	$126.34	$169.96

Ratios to average net assets
Net investment income/(loss)	-9.11%	-6.07%	-6.07%	-6.75%	-3.71%	-3.71%
Expenses before incentive fees (3)(4)	9.11%	6.07%	6.07%	6.75%	3.71%	3.71%
Expenses after incentive fees (3)(4)	9.11%	6.07%	6.07%	6.75%	3.71%	3.71%
Total return before incentive fees (2)	5.36%	6.15%	6.14%	9.95%	12.36%	10.75%
Total return after incentive fees (2)	5.36%	6.15%	6.14%	9.95%	12.36%	10.75%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.
(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees are included in the total return.

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 1a	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, March 31, 2018	$106.53	$124.26	$115.59	$98.30	$114.67	$107.10	$77.86	$112.44	$89.95	$117.97	$94.24
Net operating results:
Interest income	0.06	0.07	0.07	0.10	0.12	0.11	0.07	0.11	0.08	0.11	0.09
Expenses	(1.73)	(1.07)	(0.99)	(2.19)	(1.94)	(1.81)	(1.23)	(0.67)	(0.53)	(0.70)	(0.56)
Net gain/(loss) on investments, net of non-controlling interests	3.44	3.61	3.43	3.12	3.53	3.37	(5.92)	(5.36)	(7.37)	(5.63)	(7.66)
Net income/(loss)	1.77	2.61	2.50	1.03	1.71	1.67	(7.08)	(5.92)	(7.82)	(6.22)	(8.13)
Net asset value, June 30, 2018	$108.30	$126.87	$118.09	$99.33	$116.38	$108.77	$70.78	$106.52	$82.13	$111.75	$86.11

Ratios to average net assets
Net investment income/(loss)	-6.27%	-3.20%	-3.20%	-8.68%	-6.48%	-6.48%	-6.13%	-2.05%	-2.05%	-2.05%	-2.05%
Expenses before incentive fees (3)(4)	6.50%	3.43%	3.43%	9.11%	6.91%	6.91%	6.51%	2.43%	2.43%	2.43%	2.43%
Expenses after incentive fees (3)(4)	6.50%	3.43%	3.43%	9.11%	6.91%	6.91%	6.51%	2.43%	2.43%	2.43%	2.43%
Total return before incentive fees (2)	1.66%	2.10%	2.16%	1.05%	1.49%	1.56%	-9.09%	-5.27%	-8.69%	-5.27%	-8.63%
Total return after incentive fees (2)	1.66%	2.10%	2.16%	1.05%	1.49%	1.56%	-9.09%	-5.27%	-8.69%	-5.27%	-8.63%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, March 31, 2018	$124.93	$139.33	$187.88	$162.67	$162.12	$76.47	$85.36	$113.28
Net operating results:
Interest income	0.03	0.03	0.04	0.03	0.03	0.00	0.00	0.00
Expenses	(2.08)	(1.29)	(1.74)	(1.51)	(1.50)	(0.98)	(0.48)	(0.63)
Net gain/(loss) on investments, net of non-controlling interests	2.33	2.61	3.54	3.14	3.12	(0.74)	(0.81)	(1.09)
Net income/(loss)	0.28	1.35	1.84	1.66	1.65	(1.72)	(1.29)	(1.72)
Net asset value, June 30, 2018	$125.21	$140.68	$189.72	$164.33	$163.77	$74.75	$84.07	$111.56

Ratios to average net assets
Net investment income/(loss)	-6.64%	-3.64%	-3.64%	-3.64%	-3.64%	-5.28%	-2.28%	-2.28%
Expenses before incentive fees (3)(4)	6.73%	3.73%	3.73%	3.73%	3.73%	5.28%	2.28%	2.28%
Expenses after incentive fees (3)(4)	6.73%	3.73%	3.73%	3.73%	3.73%	5.28%	2.28%	2.28%
Total return before incentive fees (2)	0.22%	0.97%	0.98%	1.02%	1.02%	-2.25%	-1.51%	-1.52%
Total return after incentive fees (2)	0.22%	0.97%	0.98%	1.02%	1.02%	-2.25%	-1.51%	-1.52%

	Frontier Winton Fund			Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, March 31, 2018	$144.60	$161.61	$196.85	$104.50	$116.64	$156.11
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(3.72)	(2.95)	(3.59)	(2.27)	(1.68)	(2.25)
Net gain/(loss) on investments, net of non-controlling interests	7.78	8.53	10.21	0.45	0.50	0.68
Net income/(loss)	4.06	5.58	6.62	(1.82)	(1.18)	(1.57)
Net asset value, June 30, 2018	$148.66	$167.19	$203.47	$102.68	$115.46	$154.54

Ratios to average net assets
Net investment income/(loss)	-10.21%	-7.20%	-7.20%	-8.87%	-5.87%	-5.87%
Expenses before incentive fees (3)(4)	-10.21%	7.20%	7.20%	8.87%	5.87%	5.87%
Expenses after incentive fees (3)(4)	-10.21%	7.20%	7.20%	8.87%	5.87%	5.87%
Total return before incentive fees (2)	2.81%	3.45%	3.36%	-1.74%	-1.01%	-1.01%
Total return after incentive fees (2)	2.81%	3.45%	3.36%	-1.74%	-1.01%	-1.01%

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 1a	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2018	$102.25	$120.84	$112.62	$91.10	$107.68	$100.77	$56.80	$98.82	$66.52	$103.66	$69.83
Net operating results:
Interest income	0.04	0.05	0.05	0.04	0.05	0.05	0.03	0.05	0.03	0.05	0.03
Expenses	(3.32)	(2.16)	(2.02)	(3.59)	(3.12)	(2.92)	(1.59)	(1.25)	(0.78)	(1.31)	(0.83)
Net gain/(loss) on investments, net of non-controlling interests	3.47	3.38	3.31	(0.22)	(0.51)	(0.37)	(2.38)	0.90	(3.53)	0.94	(3.59)
Net income/(loss)	0.19	1.27	1.34	(3.77)	(3.58)	(3.24)	(3.94)	(0.30)	(4.28)	(0.32)	(4.38)
Net asset value, June 30, 2019	$102.44	$122.11	$113.96	$87.33	$104.10	$97.53	$52.86	$98.52	$62.24	$103.34	$65.45

Ratios to average net assets
Net investment income/(loss)	-13.31%	-7.23%	-7.23%	-16.90%	-12.15%	-12.15%	-12.58%	-5.12%	-5.12%	-5.12%	-5.12%
Expenses before incentive fees (3)(4)	13.49%	7.40%	7.40%	17.10%	12.35%	12.35%	12.80%	5.34%	5.34%	5.34%	5.34%
Expenses after incentive fees (3)(4)	13.49%	7.40%	7.40%	17.10%	12.35%	12.35%	12.80%	5.34%	5.34%	5.34%	5.34%
Total return before incentive fees (2)	0.19%	1.05%	1.19%	-4.14%	-3.32%	-3.22%	-6.94%	-0.30%	-6.43%	-0.31%	-6.27%
Total return after incentive fees (2)	0.19%	1.05%	1.19%	-4.14%	-3.32%	-3.22%	-6.94%	-0.30%	-6.43%	-0.31%	-6.27%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2018	$117.63	$134.16	$180.94	$156.81	$156.26	$71.41	$82.48	$108.18
Net operating results:
Interest income	0.10	0.12	0.16	0.14	0.14	0.00	0.00	0.00
Expenses	(3.96)	(2.60)	(3.50)	(3.04)	(3.03)	(1.92)	(1.04)	(1.33)
Net gain/(loss) on investments, net of non-controlling interests	2.59	3.01	4.06	3.58	3.54	6.54	6.90	10.11
Net income/(loss)	(1.27)	0.53	0.72	0.68	0.65	4.62	5.86	8.78
Net asset value, June 30, 2019	$116.36	$134.69	$181.66	$157.49	$156.91	$76.03	$88.34	$116.96

Ratios to average net assets
Net investment income/(loss)	-13.67%	-7.63%	-7.63%	-7.63%	-7.63%	-11.10%	-5.06%	-5.06%
Expenses before incentive fees (3)(4)	14.04%	8.00%	8.00%	8.00%	8.00%	11.10%	5.06%	5.06%
Expenses after incentive fees (3)(4)	14.04%	8.00%	8.00%	8.00%	8.00%	11.10%	5.06%	5.06%
Total return before incentive fees (2)	-1.08%	0.40%	0.40%	0.43%	0.42%	6.47%	7.10%	8.12%
Total return after incentive fees (2)	-1.08%	0.40%	0.40%	0.43%	0.42%	6.47%	7.10%	8.12%

	Frontier Global Fund			Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2018	$131.57	$149.92	$187.17	$99.83	$111.78	$152.53
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(5.21)	(3.73)	(4.65)	(3.24)	(2.16)	(2.75)
Net gain/(loss) on investments, net of non-controlling interests	17.28	19.94	24.96	13.01	16.72	20.18
Net income/(loss)	12.07	16.21	20.31	9.77	14.56	17.43
Net asset value, June 30, 2019	$143.64	$166.13	$207.48	$109.60	$126.34	$169.96

Ratios to average net assets
Net investment income/(loss)	-15.82%	-9.78%	-9.78%	-13.39%	-7.34%	-7.34%
Expenses before incentive fees (3)(4)	15.82%	9.78%	9.78%	13.39%	7.34%	7.34%
Expenses after incentive fees (3)(4)	15.82%	9.78%	9.78%	13.39%	7.34%	7.34%
Total return before incentive fees (2)	9.17%	10.81%	10.85%	9.79%	13.03%	11.43%
Total return after incentive fees (2)	9.17%	10.81%	10.85%	9.79%	13.03%	11.43%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2018	$117.63	$134.16	$180.94	$156.81	$156.26	$71.41	$82.48	$108.18
Net operating results:
Interest income	0.10	0.12	0.16	0.14	0.14	0.00	0.00	0.00
Expenses	(3.96)	(2.60)	(3.50)	(3.04)	(3.03)	(1.92)	(1.04)	(1.33)
Net gain/(loss) on investments, net of non-controlling interests	2.59	3.01	4.06	3.58	3.54	6.54	6.90	10.11
Net income/(loss)	(1.27)	0.53	0.72	0.68	0.65	4.62	5.86	8.78
Net asset value, June 30, 2019	$116.36	$134.69	$181.66	$157.49	$156.91	$76.03	$88.34	$116.96

Ratios to average net assets
Net investment income/(loss)	-13.67%	-7.63%	-7.63%	-7.63%	-7.63%	-11.10%	-5.06%	-5.06%
Expenses before incentive fees (3)(4)	14.04%	8.00%	8.00%	8.00%	8.00%	11.10%	5.06%	5.06%
Expenses after incentive fees (3)(4)	14.04%	8.00%	8.00%	8.00%	8.00%	11.10%	5.06%	5.06%
Total return before incentive fees (2)	-1.08%	0.40%	0.40%	0.43%	0.42%	6.47%	7.10%	8.12%
Total return after incentive fees (2)	-1.08%	0.40%	0.40%	0.43%	0.42%	6.47%	7.10%	8.12%

	Frontier Global Fund			Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2018	$131.57	$149.92	$187.17	$99.83	$111.78	$152.53
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(5.21)	(3.73)	(4.65)	(3.24)	(2.16)	(2.75)
Net gain/(loss) on investments, net of non-controlling interests	17.28	19.94	24.96	13.01	16.72	20.18
Net income/(loss)	12.07	16.21	20.31	9.77	14.56	17.43
Net asset value, June 30, 2019	$143.64	$166.13	$207.48	$109.60	$126.34	$169.96

Ratios to average net assets
Net investment income/(loss)	-15.82%	-9.78%	-9.78%	-13.39%	-7.34%	-7.34%
Expenses before incentive fees (3)(4)	15.82%	9.78%	9.78%	13.39%	7.34%	7.34%
Expenses after incentive fees (3)(4)	15.82%	9.78%	9.78%	13.39%	7.34%	7.34%
Total return before incentive fees (2)	9.17%	10.81%	10.85%	9.79%	13.03%	11.43%
Total return after incentive fees (2)	9.17%	10.81%	10.85%	9.79%	13.03%	11.43%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner's total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.
(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees are included in the total return.

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 1a	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2017	$116.41	$135.19	$125.68	$114.74	$133.27	$124.40	$81.35	$115.81	$93.59	$121.50	$97.99
Net operating results:
Interest income	0.10	0.12	0.11	0.19	0.22	0.20	0.16	0.22	0.18	0.23	0.19
Expenses	(3.56)	(2.23)	(2.07)	(4.47)	(3.94)	(3.66)	(2.42)	(1.36)	(1.10)	(1.42)	(1.15)
Net gain/(loss) on investments, net of non-controlling interests	(4.65)	(6.21)	(5.63)	(11.13)	(13.17)	(12.17)	(8.31)	(8.15)	(10.54)	(8.56)	(10.92)
Net income/(loss)	(8.11)	(8.32)	(7.59)	(15.41)	(16.89)	(15.63)	(10.57)	(9.29)	(11.46)	(9.75)	(11.88)
Net asset value, June 30, 2018	$108.30	$126.87	$118.09	$99.33	$116.38	$108.77	$70.78	$106.52	$82.13	$111.75	$86.11

Ratios to average net assets
Net investment income/(loss)	-6.37%	-3.33%	-3.33%	-8.50%	-6.26%	-6.26%	-5.67%	-2.02%	-2.02%	-2.02%	-2.02%
Expenses before incentive fees (3)(4)	6.55%	3.51%	3.51%	8.87%	6.63%	6.63%	6.06%	2.41%	2.41%	2.41%	2.41%
Expenses after incentive fees (3)(4)	6.56%	3.52%	3.52%	8.87%	6.63%	6.63%	6.06%	2.41%	2.41%	2.41%	2.41%
Total return before incentive fees (2)	-6.96%	-6.14%	-6.03%	-13.43%	-12.67%	-12.56%	-12.99%	-8.02%	-12.24%	-8.02%	-12.12%
Total return after incentive fees (2)	-6.97%	-6.15%	-6.04%	-13.43%	-12.67%	-12.56%	-12.99%	-8.02%	-12.24%	-8.02%	-12.12%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2017	$135.96	$150.56	$202.90	$175.77	$175.18	$90.27	$100.02	$132.73
Net operating results:
Interest income	0.08	0.08	0.11	0.10	0.10	0.00	0.00	0.00
Expenses	(4.67)	(3.10)	(4.18)	(3.63)	(3.62)	(2.13)	(1.05)	(1.42)
Net gain/(loss) on investments, net of non-controlling interests	(6.16)	(6.86)	(9.11)	(7.91)	(7.89)	(13.39)	(14.90)	(19.75)
Net income/(loss)	(10.75)	(9.88)	(13.18)	(11.44)	(11.41)	(15.52)	(15.95)	(21.17)
Net asset value, June 30, 2018	$125.21	$140.68	$189.72	$164.33	$163.77	$74.75	$84.07	$111.56

Ratios to average net assets
Net investment income/(loss)	-6.94%	-3.95%	-3.95%	-3.95%	-3.95%	-5.38%	-2.38%	-2.38%
Expenses before incentive fees (3)(4)	6.72%	3.72%	3.72%	3.72%	3.72%	5.38%	2.38%	2.38%
Expenses after incentive fees (3)(4)	7.06%	4.07%	4.07%	4.07%	4.07%	5.38%	2.38%	2.38%
Total return before incentive fees (2)	-7.56%	-6.22%	-6.15%	-6.16%	-6.17%	-17.19%	-15.95%	-15.95%
Total return after incentive fees (2)	-7.91%	-6.56%	-6.50%	-6.51%	-6.51%	-17.19%	-15.95%	-15.95%

	Frontier Global Fund (formerly Frontier Winton Fund)			Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2017	$159.08	$176.44	$216.50	$121.19	$134.28	$179.70
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(7.15)	(5.46)	(6.87)	(4.74)	(3.48)	(4.63)
Net gain/(loss) on investments, net of non-controlling interests	(3.27)	(3.79)	(6.16)	(13.77)	(15.34)	(20.53)
Net income/(loss)	(10.42)	(9.25)	(13.03)	(18.51)	(18.82)	(25.16)
Net asset value, June 30, 2018	$148.66	$167.19	$203.47	$102.68	$115.46	$154.54

Ratios to average net assets
Net investment income/(loss)	-9.53%	-6.53%	-6.53%	-8.69%	-5.69%	-5.69%
Expenses before incentive fees (3)(4)	9.53%	6.53%	6.53%	8.66%	5.67%	5.67%
Expenses after incentive fees (3)(4)	9.53%	6.53%	6.53%	8.69%	5.69%	5.69%
Total return before incentive fees (2)	-6.55%	-5.24%	-6.02%	-15.25%	-13.99%	-13.97%
Total return after incentive fees (2)	-6.55%	-5.24%	-6.02%	-15.27%	-14.02%	-14.00%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.
(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees are included in the total return.

8. Derivative Instruments and Hedging Activities

The Series’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Series do not enter into or hold positions for hedging purposes as defined under ASC 815, Derivatives and Hedging (“ASC 815”). The detail of the fair value of the Series’ derivatives by instrument types as of June 30, 2019 and December 31, 2018 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to each Series’ position in swap contracts. As further described in Note 6 above, there are management fees embedded in these swaps ranging from 1% to 1.5% accrued on the relevant notional amount of the swap and incentive fees embedded in these swaps ranging from 15% to 25% accrued based on the net new trading profits of the swaps.

The following tables summarize the monthly averages of forwards, options and futures contracts bought and sold for each respective Series of the Trust:

For the Three Months ended June 30, 2019

Monthly average contracts:

	Bought	Sold
Frontier Balanced Fund	228	275

For the Three Months Ended June 30, 2018

Monthly average contracts

	Bought	Sold
Frontier Balanced Fund	174	301

For the Six Months ended June 30, 2019

Monthly average contracts:

	Bought	Sold
Frontier Balanced Fund	480	581

For the Six Months Ended June 30, 2018

Monthly average contracts

	Bought	Sold
Frontier Balanced Fund	1,522	1,518

The following tables summarize the trading revenues for the three and six months ended June 30, 2019 and 2018 by sector:

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended June 30, 2019

Type of contract	Frontier Balanced Fund

Agriculturals	$64,042
Currencies	(123,270)
Energies	(7,996)
Interest rates	312,541
Metals	13,674
Stock indices	(5,618)
Realized trading income/(loss)(1)	$253,372

Realized Trading Revenue from Futures, Forwards and Options

for the Six Months Ended June 30, 2019

Type of contract	Frontier Balanced Fund

Agriculturals	$18,952
Currencies	(241,334)
Energies	(37,678)
Interest rates	548,174
Metals	8,700
Stock indices	(38,915)
Realized trading income/(loss)(1)	$257,898

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended June 30, 2018

Type of contract	Frontier Balanced Fund

Metals	$(46,019)
Currencies	(222,765)
Energies	19,021
Agriculturals	22,712
Interest rates	(10,368)
Stock indices	(20,242)
Realized trading income/(loss)(1)	$(257,661)

Realized Trading Revenue from Futures, Forwards and Options

for the Six Months Ended June 30, 2018

Type of contract	Frontier Balanced Fund

Metals	$(105,544)
Currencies	(199,028)
Energies	61,256
Agriculturals	50,782
Interest rates	(97,212)
Stock indices	6,410
Realized trading income/(loss)(1)	$(283,336)

(1)	Amounts recorded in the Statements of Operations under Net realized gain/(loss) on futures, forwards, and options.

Unrealized Trading Revenue from Futures, Forwards and Options for the Three Months Ended June 30, 2019

Type of contract	Frontier Balanced Fund

Agriculturals	$(17,348)
Currencies	16,367
Energies	(7,260)
Interest rates	(99,664)
Metals	4,519
Stock indices	9,106
Change in unrealized trading income/(loss)(1)	$(94,279)

Unrealized Trading Revenue from Futures, Forwards and Options for the Six Months Ended June 30, 2019

Type of contract	Frontier Balanced Fund

Agriculturals	$(41,639)
Currencies	(57,496)
Energies	1,510
Interest rates	(107,355)
Metals	6,931
Stock indices	1,534
Change in unrealized trading income/(loss)(1)	$(196,516)

Unrealized Trading Revenue from Futures, Forwards and Options for the Three Months Ended June 30, 2018

Type of contract	Frontier Balanced Fund

Metals	$9,429
Currencies	(61,638)
Energies	(5,285)
Agriculturals	(84,319)
Interest rates	(36,616)
Stock indices	(9,498)
Change in unrealized trading income/(loss)(1)	$(187,927)

Unrealized Trading Revenue from Futures, Forwards and Options for the Six Months Ended June 30, 2018

Type of contract	Frontier Balanced Fund

Metals	$23,123
Currencies	(101,409)
Energies	(51,468)
Agriculturals	(43,085)
Interest rates	112,053
Stock indices	(16,876)
Change in unrealized trading income/(loss)(1)	(77,662)

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

The following tables present gross and net information about the Series’ assets and liabilities subject to master netting arrangements as disclosed on the statements of financial condition as of June 30, 2019 and December 31, 2018.

As of June 30, 2019

	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial	Net Amounts Presented in the Statements of Financial Condition

Frontier Balanced Fund
Open Trade Equity/(Deficit)	$242,957	$(201,096)	$41,861
Swap Contracts	10,691,012	-	$10,691,012

Frontier Diversified Fund
Swap Contracts	$5,881,358	$-	$5,881,358

Frontier Long/Short Commodity Fund
Swap Contracts	$435,901	$-	$435,901

Frontier Heritage Fund
Swap Contracts	$3,036,673	$-	$3,036,673

As of December 31, 2018

	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial	Net Amounts Presented in the Statements of Financial Condition

Frontier Balanced Fund
Open Trade Equity/(Deficit)	$348,879	$(128,220)	$220,659
Swap Contracts	10,794,908	-	$10,794,908

Frontier Diversified Fund
Swap Contracts	$5,920,414	$-	$5,920,414

Frontier Long/Short Commodity Fund
Swap Contracts	$479,102	$-	$479,102

Frontier Heritage Fund
Swap Contracts	$2,955,444	$-	$2,955,444

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

From July 1, 2019 through August 14, 2019, Frontier Balanced Fund, Frontier Diversified Fund, Frontier Heritage Fund, Frontier Long/Short Commodity Fund, Frontier Masters Fund, Frontier Select Fund, and Frontier Global Fund paid 902,280, 308,070, 59,320, 28,409, 121,292, 121,641 and 119,800, respectively, in redemptions.

Frontier Funds
Consolidated Statements of Financial Condition
June 30, 2019 (unaudited) and December 31, 2018

	June 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$316,615	$1,729,879
U.S. Treasury securities, at fair value	1,619,710	5,684,327
Receivable from futures commission merchants	2,969,199	11,255,848
Open trade equity, at fair value	42,147	-
Incentive fee receivable	-	78,845
Swap contracts, at fair value	20,044,944	20,149,868
Investments in private investment companies, at fair value	45,725,137	46,557,428
Interest receivable	32,415	117,168
Other assets	6,153	-

Total Assets	$70,756,320	$85,573,363

LIABILITIES & CAPITAL
LIABILITIES
Open trade deficit, at fair value	$-	$398,189
Owner redemptions payable	449,276	23,759
Incentive fees payable to Managing Owner	-	10,897
Management fees payable to Managing Owner	8,828	78,045
Interest payable to Managing Owner	1,630	10,852
Trading fees payable to Managing Owner	75,274	222,241
Service fees payable to Managing Owner	173,515	96,152
Risk analysis fees payable	9,994	27,562
Advance on unrealized Swap Appreciation	12,191,555	12,191,555
Subscriptions in advance for service fee rebates	564,008	497,326
Other liabilities	20,662	4,003

Total Liabilities	13,494,742	13,560,581

OWNERS CAPITAL
Managing Owner Units	595,404	851,595
Limited Owner Units	56,666,174	71,161,187

Total Owners Capital	57,261,578	72,012,782

Total Liabilities and Owners Capital	$70,756,320	$85,573,363

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds
Consolidated Condensed Schedule of Investments
June 30, 2019 (unaudited)

	Fair	% of Total Capital
Description	Value	(Net Asset Value)
LONG FUTURES CONTRACTS *
Various agriculture futures contracts (U.S.)	$(7,390)	-0.01%
Various base metals futures contracts (U.S.)	3,030	0.01%
Various interest rates futures contracts (Canada)	(3,156)	-0.01%
Various interest rates futures contracts (Europe)	61,445	0.11%
Various interest rates futures contracts (Far East)	14,846	0.03%
Various interest rates futures contracts (Oceanic)	3,380	0.01%
Various interest rates futures contracts (U.S.)	6,586	0.01%
Various precious metal futures contracts (U.S.)	15,580	0.03%
Various soft futures contracts (Far East)	(1,336)	0.00%
Various soft futures contracts (U.S.)	(5,556)	-0.01%
Various stock index futures contracts (Africa)	(548)	0.00%
Various stock index futures contracts (Canada)	286	0.00%
Various stock index futures contracts (Europe)	3,686	0.01%
Various stock index futures contracts (Oceanic)	5,404	0.01%
Various stock index futures contracts (U.S.)	8,686	0.02%
Total Long Futures Contracts	$104,943	0.21%
SHORT FUTURES CONTRACTS *
Various agriculture futures contracts (U.S.)	$19,766	0.03%
Various base metals futures contracts (U.S.)	(15,221)	-0.03%
Various energy futures contracts (U.S.)	(4,480)	-0.01%
Various soft futures contracts (U.S.)	(1,170)	0.00%
Total Short Futures Contracts	$(1,105)	-0.01%
CURRENCY FORWARDS *
Various currency forwards contracts (NA)	$(61,691)	-0.11%
Total Currency Forwards	$(61,691)	-0.11%
Total Open Trade Equity (Deficit)	$42,147	0.09%
SWAPS (1)
Frontier Brevan Howard swap (U.S.)	$3,036,673	5.30%
Frontier XXXIV Balanced select swap (U.S.)	10,691,012	18.67%
Frontier XXXV Diversified select swap (U.S.)	5,881,358	10.27%
Frontier XXXVII L/S select swap (U.S.)	435,901	0.76%
Total Swaps	$20,044,944	35.00%
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	2,847,337	4.97%
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	3,146,329	5.49%
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	5,597,455	9.78%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	3,889,473	6.79%
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	552,017	0.96%
Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	152,963	0.27%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	984,631	1.72%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	13,075,038	22.83%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	12,115,010	21.16%
Galaxy Plus Fund - TT Feeder Fund (531) LLC	2,036,068	3.56%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	1,328,816	2.32%
Total Private Investment Companies	$45,725,137	79.85%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value

$1,255,000	US Treasury Note 6.875% due 08/15/2025 (Cost $1,606,935)	1,619,710	2.83%
	Total U.S. Treasury Securities	$1,619,710	2.83%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Consolidated Financial Statements, Note 4.
(2)	See Notes to Consolidated Financial Statements, Note 5.

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Condensed Schedule of Investments

December 31, 2018

		% of Total Capital
Description	Fair Value	(Net Asset Value)
LONG FUTURES CONTRACTS *
Various agriculture futures contracts (Europe)	$(1,315)	0.00%
Various agriculture futures contracts (U.S.)	9,510	0.01%
Various base metals futures contracts (U.S.)	(429,385)	-0.60%
Various currency futures contracts (Latin America)	42,160	0.06%
Various energy futures contracts (U.S.)	(643,321)	-0.89%
Various interest rates futures contracts (Canada)	13,487	0.02%
Various interest rates futures contracts (Europe)	360,817	0.50%
Various interest rates futures contracts (Far East)	36,092	0.05%
Various interest rates futures contracts (Oceanic)	78,270	0.11%
Various interest rates futures contracts (U.S.)	44,250	0.06%
Various precious metal futures contracts (U.S.)	14,730	0.02%
Various soft futures contracts (U.S.)	(20,705)	-0.03%
Various stock index futures contracts (Europe)	(18,456)	-0.03%
Various stock index futures contracts (Far East)	(23,446)	-0.03%
Various stock index futures contracts (Oceanic)	1,338	0.00%
Various stock index futures contracts (U.S.)	(75,392)	-0.10%
Total Long Futures Contracts	$(611,366)	-0.85%
SHORT FUTURES CONTRACTS *
Various agriculture futures contracts (Canada)	$9,817	0.01%
Various agriculture futures contracts (Europe)	400	0.00%
Various agriculture futures contracts (U.S.)	81,243	0.11%
Various base metals futures contracts (U.S.)	147,521	0.20%
Various currency futures contracts (Europe)	(63,875)	-0.09%
Various currency futures contracts (Far East)	(180,813)	-0.25%
Various currency futures contracts (Oceanic)	33,405	0.05%
Various energy futures contracts (U.S.)	425,052	0.59%
Various interest rates futures contracts (Europe)	(79,801)	-0.11%
Various interest rates futures contracts (Oceanic)	(309)	0.00%
Various interest rates futures contracts (U.S.)	(35,688)	-0.05%
Various precious metal futures contracts (U.S.)	(226,300)	-0.31%
Various soft futures contracts (U.S.)	22,291	0.03%
Various stock index futures contracts (Africa)	(1,220)	0.00%
Various stock index futures contracts (Canada)	3,027	0.00%
Various stock index futures contracts (Europe)	12,826	0.02%
Various stock index futures contracts (Far East)	283	0.00%
Various stock index futures contracts (U.S.)	62,711	0.09%
Total Short Futures Contracts	$210,570	0.29%
CURRENCY FORWARDS *
Various currency forwards contracts (NA)	$2,607	0.00%
Total Currency Forwards	$2,607	0.00%
Total Open Trade Equity (Deficit)	$(398,189)	-0.56%
SWAPS (1)
Frontier Brevan Howard swap (U.S.)	$2,955,444	4.10%
Frontier XXXIV Balanced select swap (U.S.)	10,794,908	14.99%
Frontier XXXV Diversified select swap (U.S.)	5,920,414	8.22%
Frontier XXXVII L/S select swap (U.S.)	479,102	0.67%
Total Swaps	$20,149,868	27.98%
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	3,308,411	4.59%
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	3,003,247	4.17%
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	4,981,003	6.92%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	4,968,683	6.90%
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	5,503,821	7.64%
Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	808,116	1.12%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	930,806	1.29%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	1,103,278	1.53%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	18,370,991	25.51%
Galaxy Plus Fund - TT Feeder Fund (531) LLC	2,595,925	3.60%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	983,147	1.37%
Total Private Investment Companies	$46,557,428	64.64%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value

$4,512,000	US Treasury Note 6.875% due 08/15/2025 (Cost $5,589,456)	5,684,327	7.89%
	Total U.S. Treasury Securities	$5,684,327	7.89%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Notes to Consolidated Financial Statements, Note 4.

(2)	See Notes to Consolidated Financial Statements, Note 5.

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Statements of Operations

For the Six Months Ended June 30, 2019 and 2018 (unaudited)

	June 30, 2019	June 30, 2018
Investment income:
Interest - net	$60,906	$116,557

Total Income	60,906	116,557

Expenses:
Incentive Fees (rebate)	-	148,409
Management Fees	69,666	461,121
Risk analysis Fees	2,872	43,720
Service Fees - Class 1, 1A, 2 and 2A	549,256	877,098
Trading Fees	1,165,209	1,632,215

Total Expenses	1,787,003	3,162,563

Investment income/(loss) - net	(1,726,097)	(3,046,006)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(1,098,852)	(38,891)
Net unrealized gain/(loss) on private investment companies	4,859,737	(7,806,201)
Net realized gain/(loss) on private investment companies	(1,792,671)	423,435
Net change in open trade equity/(deficit)	506,148	(514,240)
Net realized gain/(loss) on swap contracts	-	-
Net unrealized gain/(loss) on swap contracts	(104,923)	1,588,330
Net realized gain/(loss) on U.S. Treasury securities	59,596	(401,667)
Net unrealized gain/(loss) on U.S. Treasury securities	(32,268)	21,019
Trading commissions	(20,240)	(51,747)

Net gain/(loss) on investments	2,376,527	(6,779,962)

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$650,430	$(9,825,968)

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Statements of Operations

For the Three Months Ended June 30, 2019 and 2018 (unaudited)

	June 30, 2019	June 30, 2018
Investment income:
Interest - net	$16,734	$56,231

Total Income	16,734	56,231

Expenses:
Incentive Fees (rebate)	-	-
Management Fees	17,989	230,232
Risk analysis Fees	(3,820)	20,922
Service Fees - Class 1, 1A, 2 and 2A	257,901	411,318
Trading Fees	581,958	761,690
Other Fees	-	-

Total Expenses	854,028	1,424,162

Investment income/(loss) - net	(837,294)	(1,367,931)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	178,497	715,860
Net unrealized gain/(loss) on private investment companies	2,025,004	1,333,361
Net realized gain/(loss) on private investment companies	127,735	(421,358)
Net change in open trade equity/(deficit)	(19,404)	249,677
Net realized gain/(loss) on swap contracts	-	-
Net unrealized gain/(loss) on swap contracts	244,541	56,022
Net realized gain/(loss) on U.S. Treasury securities	(43,742)	(112,843)
Net unrealized gain/(loss) on U.S. Treasury securities	53,004	34,631
Trading commissions	(9,167)	(32,749)

Net gain/(loss) on investments	2,556,468	1,822,601

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$1,719,174	$454,670

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Statements of Changes in Owners’ Capital
For the Six Months Ending June 30, 2019 (unaudited)

	Managing Owner	Limited Owners	Total

Owners’ Capital, December 31, 2018	$851,595	$71,161,187	$72,012,782

Sale of Units (including transfers)	-	-	-
Redemption of Units (including transfers)	(256,000)	(15,145,634)	(15,401,634)
Net increase/(decrease) in Owners’
Capital resulting from operations	(191)	650,621	650,430

Owners’ Capital, June 30, 2019	$595,404	$56,666,174	$57,261,578

The consolidated Trust is not unitized as are the individual Series of the Trust

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2019 and 2018 (unaudited)

	June 30, 2019	June 30, 2018
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$650,430	$(9,825,968)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity	(440,336)	498,388
Net unrealized (gain)/loss on swap contracts	104,923	(1,588,330)
Net unrealized (gain)/loss on U.S. Treasury securities	32,268	(21,019)
Net realized (gain)/loss on U.S. Treasuries securities	(59,596)	401,667
Net unrealized (gain)/loss on private investment companies	(4,859,737)	7,806,201
Net realized (gain)/loss on private investment companies	1,792,671	(423,435)
(Purchases) sales of:
(Purchases) of U.S. Treasury securities	(8,596,723)	13,523,255
Sales of U.S. Treasury securities	12,656,776	(16,729,100)
(Purchases) of Private Investment Companies	(22,654,399)	(17,440,372)
Sales of Private Investment Companies	26,557,496	23,949,869
Reduction of collateral in Swap contracts	-	3,100,000
U.S. Treasury interest and premium paid/amortized	28,153	158,988
Increase and/or decrease in:
Receivable from futures commission merchants	8,286,649	10,869,332
Interest receivable	84,753	(62,590)
Receivable from related parties	-	58,146
Other assets	(6,153)	-
Incentive fees payable to Managing Owner	67,948	(53,036)
Management fees payable to Managing Owner, net of change in receivable	(69,217)	(15,342)
Interest payable to Managing Owner	(9,222)	(4,502)
Trading fees payable to Managing Owner	(146,967)	(225,266)
Service fees payable to Managing Owner	77,363	89,964
Due from Managing Owner	-	31,887
Risk analysis fees payable	(17,568)	(4,132)
Subscriptions in advance for service fee rebates	66,682	-
Other liabilities	16,659	(9,653)

Net cash provided by operating activities	13,562,853	14,084,952
Cash Flows from Financing Activities:

Payment for redemption of capital	(15,401,634)	(15,595,187)
Redemptions payable	425,517	173,229

Net cash used in financing activities	(14,976,117)	(15,421,958)

Net increase (decrease) in cash and cash equivalents	(1,413,264)	(1,337,006)

Cash and cash equivalents, beginning of period	1,729,879	2,695,377
Cash and cash equivalents, end of period	$316,615	$1,358,371

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

As of June 30, 2019, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund, Frontier Global Fund and Frontier Heritage Fund separates Units into a maximum of three separate Classes – Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Balanced Fund separates Units into a maximum of five separate Classes— Class 1, Class 1AP, Class 2, Class 2A and Class 3A. The Trust, with respect to the Frontier Long/Short Commodity Fund separates Units into a maximum of five separate Classes— Class 1A, Class 2A, Class 2, Class 3A and Class 3. Between April 15, 2016 and May 10, 2017, a portion of the interests in Frontier Trading Company I, LLC and all of the interests in Frontier Trading Company VII, LLC, Frontier Trading Company XV, LLC, and Frontier Trading Company XXIII LLC held by Frontier Diversified Fund, Frontier Masters Fund, Frontier Select Fund, Frontier Balanced Fund and Frontier Long/Short Commodity Fund were exchanged for equivalent interests in the Galaxy Plus Managed Account Platform (“Galaxy Plus”) which is an unaffiliated, third-party managed account platform. The assets of Frontier Trading Company I, LLC, which included exposure to Quantmetrics Capital Management LLP’s Multi-Strategy Program, Quantitative Investment Management, LLC’s Quantitative Global Program, Quest Partners LLC’s Quest Tracker Index Program, Chesapeake Capital Management, LLC’s Diversified Program, and Doherty Advisors LLC’s Relative Value Moderate Program, the assets of Frontier Trading Company VII, LLC, which included exposure to Emil van Essen LLC’s Multi-Strategy Program, Red Oak Commodity Advisors, Inc.’s Fundamental Diversified Program, Rosetta Capital Management, LLC’s Rosetta Trading Program, and Landmark Trading Company’s Landmark Program, the assets of Frontier Trading Company XV, LLC, which included exposure to Transtrend B.V.’s TT Enhanced Risk (USD) Program, and the assets of Frontier Trading Company XXIII, LLC which included exposure to Fort L.P.’s Global Contrarian Program have been transferred to individual Delaware limited liability companies (“Master Funds”) in Galaxy Plus. Each Master Fund is sponsored and operated by Gemini Alternative Funds, LLC (“Sponsor”). The Sponsor has contracted with the Trading Advisors to manage the portfolios of the Master Funds pursuant to the advisors’ respective program. For those Series that invest in Galaxy Plus, approximately 30-70% of those Series assets are used to support the margin requirements of the Master Funds. The remaining assets of the Series are split between investments in Trading Companies and a pooled cash management account that invests primarily in U.S. Treasury securities. For those Series that do not invest in Galaxy Plus, their assets are split between investments in Trading Companies and investments in the pooled cash management account.

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

Receivable from Futures Commission Merchants—The Trust deposits assets with a FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2018 and June 30, 2019 included restricted cash for margin requirements of $1,717,065 and $2,609,013 for the Frontier Trading Company I LLC, and $4,621,100 and $0 for Frontier Trading Company II LLC, respectively.

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

Income Taxes—The Trust applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust for the quarter ended June 30, 2019. The 2015 through 2018 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

Each Series is charged service fees as outlined above. In some cases, amounts paid to selling agents might be less than the amount charged to the Series. When this occurs, the service fee is rebated back to the investor in the form of additional units. During 2017 and 2018, the Series were not allowed to issue additional units. The Managing Owner has determined that the purchase of additional units of the relevant Series will commence in 2019 when the Series are allowed to sell shares again. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $497,326 and $564,008 as of December 31, 2018 and June 30, 2019, respectively.

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

The following table summarizes the instruments that comprise the Trust’s financial asset portfolio, by Series in aggregate, measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value.

June 30, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$103,838	$(61,691)	$-	$42,147
Swap Contracts	-	-	20,044,944	20,044,944
U.S. Treasury Securities	1,619,710	-	-	1,619,710

December 31, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$(400,796)	$2,607	$-	$(398,189)
Swap Contracts	-	-	20,149,868	20,149,868
U.S. Treasury Securities	5,684,327	-	-	5,684,327

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the Consolidated Statement of Operations.

For the Six Months ended June 30, 2019

Balance of recurring Level 3 assets as of January 1, 2018	20,149,868
Total gains or losses (realized/unrealized):
Included in earnings-realized	-
Included in earnings-unrealized	(104,923)
Proceeds from collateral reduction
Purchase of investments	-
Sale of investments	-
Transfers in and/or out of Level 3	-

Balance of recurring Level 3 assets as of June 30, 2019	20,044,945

For the Year ended December 31, 2018

Balance of recurring Level 3 assets as of January 1, 2018	21,208,838
Total gains or losses (realized/unrealized):
Included in earnings-realized	-
Included in earnings-unrealized	2,041,028
Proceeds from collateral reduction	(3,099,998)
Purchase of investments	-
Sale of investments	-
Transfers in and/or out of Level 3	-

Balance of recurring Level 3 assets as of December 31, 2018	20,149,868

The Trust assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Trust’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the six months ended June 30, 2019, the Trust did not transfer any assets between Levels 1, 2 and 3.

The total change in unrealized appreciation (depreciation) included in the consolidated statements of operations attributable to level 3 investments still held at June 30, 2019:

Swaps	$(104,924)

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of June 30, 2019 and December 31, 2018, approximately 2.06% or $1,177,400 and 1.46% or $1,180,900 respectively, of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain swaps and is recorded as Swap Contracts, at fair value on the Consolidated Statements of Financial Condition of the Trust. This cash held with the counterparty is not restricted.

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

The Trust had invested in the following swap contracts as of and for the six months ended June 30, 2019:

	XXXIV Balanced select swap	XXXV Diversified select swap	XXXVII L/S select swap	Brevan Howard
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	Deutsche Bank AG	Deutsche Bank AG	Deutsche Bank AG	Deutsche Bank AG
Notional Amount	$7,420,403	$1,761,834	$653,610	$2,072,056
Termination Date	7/31/2023	7/31/2023	7/31/2023	3/27/2023
Cash Collateral	$86,000	$86,000	$29,950	$975,450
Swap Value	$10,605,012	$5,747,765	$431,716	$1,929,799

Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	$(103,896)	$(39,056)	$(43,201)	$81,229
Fair Value as of June 30, 2019	$10,691,012	$5,833,765	$461,666	$2,905,249
Advance on swap appreciation	$(6,176,555)	$(4,000,000)	$(115,000)	$(1,900,000)

The Trust had invested in the following swap contracts as of and for the year ended December 31, 2018:

	XXXIV Balanced select swap	XXXV Diversified select swap	XXXVII L/S select swap	Brevan Howard
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	Deutsche Bank AG	Deutsche Bank AG	Deutsche Bank AG	Deutsche Bank AG
Notional Amount	$7,420,403	$1,761,834	$653,610	$2,072,056
Termination Date	7/31/2023	7/31/2023	7/31/2023	3/27/2023
Cash Collateral	$86,000	$86,000	$29,950	$978,950
Swap Value	$10,708,908	$5,834,414	$449,152	$1,976,494

Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	$1,453,948	$643,941	$82,063	$(138,924)
Fair Value as of December 31, 2018	$10,794,908	$5,920,414	$479,102	$2,955,444
Advance on swap appreciation	$(6,176,555)	$(4,000,000)	$(115,000)	$(1,900,000)

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

The Galaxy Plus structure is made up of feeder funds in which the Trust invests and master trading entities into which the feeder funds invest. No investment held by a Galaxy Plus master trading entity is greater than 5% of the Trust’s total capital.

The following table summarizes the Trust’s equity in earnings from each of the private investment companies during the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019
	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)

Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(158,814)	2,086,802	(875,257)	1,052,731
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	-	-	-	-
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(13,321)	14,745	(20,773)	(19,349)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(236,151)	(7,141,659)	5,727,526	(1,650,284)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(21,036)	878,281	(312,243)	545,002
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	-	629,968	629,968
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(36,503)	(513,014)	282,753	(266,764)
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	-	-	(106,211)	(106,211)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(5,508)	106,886	(16,733)	84,645
Galaxy Plus Fund - Quest FIT Feeder Fund (535) LLC	-	-	(48,550)	(48,550)
Galaxy Plus Fund - TT Feeder Fund (531) LLC	(35,417)	596,596	(170,169)	391,010
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(96,343)	2,623,329	(986,444)	1,540,542
Total	$(603,093)	$(1,348,034)	$4,103,867	$2,152,740

	Three Months Ended June 30, 2018
	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)

Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$(18,210)	$(211,229)	$96,828	$(132,611)
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	-	-	-	-
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(24,246)	204,335	(60,057)	120,032
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LLC	(279,001)	(910,595)	1,645,342	455,746
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(24,197)	472,234	(87,469)	360,568
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(804)	(62)	(201,421)	(202,287)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(57,884)	424,725	601,499	968,340
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	(32,845)	(213,339)	26,389	(219,795)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(15,080)	(107,644)	50,578	(72,146)
Galaxy Plus Fund - Quest FIT Feeder Fund (535) LLC	-	-	(49,181)	(49,181)
Galaxy Plus Fund - TT Feeder Fund (531) LLC	(20,302)	50,363	72,752	102,813
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(240,251)	(74,466)	(104,759)	(419,476)
Total	$(712,820)	$(365,678)	$1,990,501	$912,003

	Six Months Ended June 30, 2019
	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)

Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(269,187)	2,700,121	577,393	3,008,327
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	-	-	-	-
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(31,968)	74,118	(127,801)	(85,651)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(401,934)	(2,471,708)	273,362	(2,600,280)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(39,734)	2,103,831	(131,961)	1,932,139
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	-	574,339	574,339
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(85,197)	(1,510,044)	299,093	(1,296,148)
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	(38,565)	34,869	(128,735)	(132,431)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(14,734)	91,152	40,981	117,399
Galaxy Plus Fund - Quest FIT Feeder Fund (535) LLC	-	-	(80,033)	(80,033)
Galaxy Plus Fund - TT Feeder Fund (531) LLC	(83,364)	474,500	(156,448)	234,688
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(205,190)	2,300,30	(700,123)	1,394,717
Total	$(1,169,873)	$3,796,872	$440,067	$3,067,066

	Six Months Ended June 30, 2018
	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)

Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$(68,124)	$(282,837)	$9,237	$(341,724)
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	-	(76,396)	68,413	(7,983)
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(51,029)	(229,609)	2,223	(278,415)
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LLC	(521,358)	929,287	(178,780)	229,149
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(53,977)	(151,779)	19,215	(186,541)
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(804)	(62)	(54,811)	(55,677)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(115,169)	(944,354)	62,600	(996,923)
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	(99,908)	(98,637)	17,730	(180,815)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(29,450)	(83,146)	6,332	(106,264)
Galaxy Plus Fund - Quest FIT Feeder Fund (535) LLC	-	-	(76,792)	(76,792)
Galaxy Plus Fund - TT Feeder Fund (531) LLC	(95,405)	(147,216)	(333,152)	(575,773)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(543,620)	(4,460,709)	195,593	(4,808,736
Total	$(1,578,844)	$(5,545,458)	$(262,192)	$(7,386,494)

The Trust’s investments in private investment companies have certain redemption and liquidity restrictions which are described in the following table:

	Redemptions Notice Period	Redemptions Permitted	Liquidity Restrictions
Frontier Funds
Multi-Strategy
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	24 hours	Daily	None
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None
Galaxy Plus Fund - TT Feeder Fund (531) LLC	24 hours	Weekly	None
Option Trading
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	24 hours	Daily	None

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

Expenses

Management Fees—Each Series of Units pays to the Managing Owner a monthly management fee equal to a percentage of the notional assets of such Series allocated to Trading Companies, calculated on a daily basis. The percentage basis of the fees varies and are in line with the amounts being disclosed below. In addition, the Managing Owner receives a monthly management equal to a certain percentage of the assets in the Galaxy Plus entities attributable to such Series’ (including notional assets), calculated on a monthly basis. The management fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Consolidated Statements of Operations. The total amount of assets of a Series allocated to Trading Advisors and/or reference programs, including (i) actual funds deposited in accounts directed by the Trading Advisors or deposited as margin in respect of swaps or other derivative instruments referencing a reference program plus (ii) any notional equity allocated to the Trading Advisors and any reference programs, is referred to herein as the “notional assets” of the Series. The annual rate of the management fee is: 0.5% for the Frontier Balanced Fund Class 1 and Class 2, 1.0% for the Frontier Balanced Fund Class 1AP, Class 2a and Class 3a, 2.0% for the Frontier Global Fund, Frontier Long/Short Commodity Fund Class 1a, Class 2a and Class 3a and Frontier Masters Fund, 0.75% for Frontier Diversified Fund, 2.5% for the Frontier Heritage Fund and Frontier Select Fund, and 3.5% for the Frontier Long/Short Commodity Fund Class 2 and Class 3. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) and/or waive (up to the percentage specified) any such management fee to the extent any related management fee is paid by a trading company or estimated management fee is embedded in a swap or other derivative instrument. Any management fee embedded in a swap or other derivative instrument may be greater or less than the management fee that would otherwise be charged to the Series by the Managing Owner. As of the date of this report, for a Series that has invested in a swap, the Managing Owner or Trading Advisor(s) do not receive any management fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. As of June 30, 2019 and December 31, 2018, the range of management fees embedded based on fair value of swaps in (i) swaps owned by Frontier Diversified Fund was 1.00% per annum, (ii) swaps owned by Frontier Balanced Fund was 1.00% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 1.50% per annum, and (iv) swaps owned by Frontier Heritage Fund was 1.00% per annum, and the Managing Owner has waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded management fee was accrued on the relevant notional amount of the swap.

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

Incentive Fees— Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated in the Trading Companies by such Series, monthly or quarterly. In addition, the Managing Owner receives a quarterly incentive fee of a certain percentage of new net trading profits generated in the Galaxy Plus entities that have been allocated to the Series. The incentive fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Consolidated Statements of Operations. Because the Frontier Balanced Fund, Frontier Diversified Fund, Frontier Masters Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Long/Short Commodity Fund may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Frontier Balanced Fund and the Frontier Diversified Fund and 20% for the Frontier Global Fund, Frontier Heritage Fund, Frontier Select Fund, Frontier Long/Short Commodity Fund and Frontier Masters Fund. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series. As of the date of this report, for a Series that has invested in a swap, the Managing Owner or Trading Advisor(s) do not receive any incentive fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. As of June 30, 2019, the range of incentive fees as a percentage of net new trading profits on swaps embedded in (i) swaps owned by Frontier Diversified Fund was 20-25% per annum, (ii) swaps owned by Frontier Balanced Fund was 20-25% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 25% per annum, and (iv) swaps owned by Frontier Heritage Fund was 15% per annum, and the Managing Owner has waived the entire incentive fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded incentive fee was accrued based on the net new trading profits of the swap.

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

As of June 30, 2019, the Trust had a payable to the Managing Owner in the amounts of $0, $8,828, $1,630, $173,515, $9,994 and $75,274 for incentive fees, management fees, interest, service fees, risk analysis fees, and trading fees, respectively.

As of December 31, 2018, the Trust had a payable to the Managing Owner in the amounts of $10,897, $78,045, $10,852, $222,241, and $96,152 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

For the three months ended June 30, 2019 the Trust paid the Managing Owner $0, $17,989, $(3,820), $257,901 and $581,958 for incentive fees, management fees, risk analysis fees, service fees, and trading fees, respectively.

For the six months ended June 30, 2019 the Trust paid the Managing Owner $0, $69,666, $2,872, $549,256 and $1,165,209 for incentive fees, management fees, risk analysis fees, service fees, and trading fees, respectively.

For the three months ended June 30, 2018 the Trust paid the Managing Owner $0, $230,232, $411,318 and $761,690 for incentive fees, management fees, service fees, and trading fees, respectively.

For the six months ended June 30, 2018 the Trust paid the Managing Owner $148,409, $461,121, $877,096 and $1,632,215 for incentive fees, management fees, service fees, and trading fees, respectively.

With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed therefore by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk and enjoys the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months. For the three months ended June 30, 2019 and 2018, amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees were $0 and $0, respectively.

Aggregate interest income from all sources, including U.S. Treasury Securities assets net of premiums and cash held at clearing brokers, of up to the first 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Global Fund, Frontier Select Fund, and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a, Class 3a only), Frontier Masters Fund, and Frontier Balanced Fund (Class 1AP, Class 2a, Class 3a only) 100% of the interest is retained by the respective Series. During the three months ended June 30, 2019 and 2018, the Trust paid $8,299 and $55,400, respectively, of such interest income to the Managing Owner. Such amounts are not included in the Consolidated Statement of Operations of the Trust. All other interest income is recorded by the Trust on the Consolidated Statement of Operations.

7. Financial Highlights

The following information presents the financial highlights of the Trust for the three and six months ended June 30, 2019 and 2018. This data has been derived from the information presented in the consolidated financial statements.

Three months ended June 30

	2019	2018
Ratios to average net assets (1)
Net investment income/(loss) (1)	-5.41%	-5.90%
Expenses before incentive fees (3) (4)	5.52%	6.14%
Expenses after incentive fees (3) (4)	5.52%	6.14%
Total return before incentive fees (2)	2.74%	0.49%
Total return after incentive fees (2)	2.74%	0.49%

Six months ended June 30

	2019	2018
Ratios to average net assets (1)
Net investment income/(loss) (1)	-5.57%	-6.03%
Expenses before incentive fees (3) (4)	-5.77%	6.12%
Expenses after incentive fees (3) (4)	-5.77%	6.27%
Total return before incentive fees (2)	1.04%	-9.74%
Total return after incentive fees (2)	1.04%	-9.89%

(1)	Annualized with the exception of incentive fees.

(2)	Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Consolidated Statements of Operations of the Trust. See footnote 5.

(4)	Does not include management and incentive fees at Galaxy Plus.

The Trust financial highlights are calculated based upon the Trust’s consolidated financial statements. The consolidated Trust does not issue units and therefore the financial highlights do not disclose any unitized data.

8. Derivative Instruments and Hedging Activities

The Trust’s primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trust does not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trust’s derivatives by instrument types as of June 30, 2019 and December 31, 2018 is included in the Consolidated Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trust’s positions in swap contracts. As further described in Note 6 above, there are management fees embedded in these swaps ranging from 1% to 1.5% accrued on the relevant notional amount of the swap and incentive fees embedded in these swaps ranging from 15% to 25% accrued based on the net new trading profits of the swaps.

For the three months ended June 30, 2019 and June 30, 2018, the monthly average of forwards, options and futures contracts bought was approximately 230 and 707, respectively and sold was approximately 277 and 613, respectively.

The following tables summarize the trading revenues for the three and six months ended June 30, 2019 and 2018 by sector:

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended June 30, 2019

Type of contract

Agriculturals	$64,042
Currencies	(190,296)
Energies	(7,996)
Interest rates	312,541
Metals	5,826
Stock indices	(5,618)
Realized trading income/(loss)(1)	$178,497

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended June 30, 2018

Type of contract

Metals	$110,822
Currencies	(735,456)
Energies	1,237,113
Agriculturals	154,718
Interest rates	132,403
Stock indices	(183,740)
Realized trading income/(loss)(1)	$715,860

Realized Trading Revenue from Futures, Forwards and Options

for the Six Months Ended June 30, 2019

Type of contract

Agriculturals	$4,479
Currencies	(690,957)
Energies	(592,892)
Interest rates	865,211
Metals	(611,514)
Stock indices	(73,178)
Realized trading income/(loss)(1)	$(1,098,852)

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

Net Change in Open Trading Equity from Futures, Forwards and Options for the Three Months Ended June 30, 2019

Type of contract

Agriculturals	$(17,348)
Currencies	83,394
Energies	589
Interest rates	(99,664)
Metals	4,519
Stock indices	9,106
Change in unrealized trading income/(loss)(1)	$(19,404)

Unrealized Trading Revenue from Futures, Forwards and Options for the Three Months Ended June 30, 2018

Type of contract

Metals	$206,966
Currencies	(9,676)
Energies	(90,184)
Agriculturals	(21,184)
Interest rates	72,443
Stock indices	91,312
Change in unrealized trading income/(loss)(1)	$(249,677)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Six Months Ended June 30, 2019

Type of contract

Agriculturals	$(96,927)
Currencies	170,634
Energies	221,638
Interest rates	(334,017)
Metals	488,974
Stock indices	55,845
Change in unrealized trading income/(loss)(1)	$506,148

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

The following tables present gross and net information about the Trust’s assets and liabilities subject the master netting arrangements as disclosed on the consolidated statements of financial condition as of June 30, 2019 and December 31, 2018:

As of June 30, 2019

	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial	Net Amounts Presented in the Statements of Financial Condition

Open Trade Equity/(Deficit)	$242,957	$(201,096)	$41,861
Swap Contracts	20,044,944	-	20,044,944

As of December 31, 2018

	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial	Net Amounts Presented in the Statements of Financial Condition

Open Trade Equity/(Deficit)	$3,244,057	$(3,642,246)	$(398,189)
Swap Contracts	20,149,868	-	20,149,868

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

From July 1, 2019 through August 14, 2019, the Trust paid $1,660,812 in redemptions.

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

All management fees, incentive fees, service fees, risk analysis fee (for closed Series only) and trading fees of the Trust are paid to the Managing Owner. It is the responsibility of the Managing Owner to pay all Trading Advisor management and incentive fees, selling agent service fees and all other operating expenses and continuing offering costs of the Trust. Only management fees and incentive fees related to assets allocated through Trading Companies are included in expense on the Statement of Operations. The Series are all charged management and incentive fees on the assets allocated through the Galaxy Plus entities. Those fees are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. As of the date of this report, for a Series that has invested in a swap, the Managing Owner or Trading Advisor(s) do not receive any management fees or incentive fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. In each case, the embedded incentive fee was accrued based on the net new trading profits of the swap. The Series are also charged management and incentive fees on assets allocated to swaps. Such fees are embedded in the fair value of the swap and are included in net unrealized gain (loss) on swap contracts on the Statements of Operations. Embedded in the swap fair value is management and incentive fees being paid to Trading Advisors. As of June 30, 2019, the management fees and range of incentive fees by Trading Company were as follows:

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

The trading system of each of the major commodity Trading Advisors and the means by which the Series access those Trading Advisors are as follows:

Major Commodity Trading Advisor	Trading System Style	Accessed Through
Aspect Capital Limited	Systematic	Galaxy Plus
BH-DG Systematic Trading LLP	Systematic	Swap
Crabel Capital Partners LLPC	Systematic	Swap
Doherty Advisors, LLC	Discretionary	Galaxy Plus
Emil Van Essen, LLC	Discretionary	Galaxy Plus
Fort, L.P.	Systematic	Galaxy Plus
H2O Asset Management	Systematic	Swap
J E Moody & Company	Systematic	Swap
Landmark Trading Company	Discretionary	Galaxy Plus
Quantitative Investment Management, LLC	Systematic	Galaxy Plus
Quest Partners LLC	Systematic	Galaxy Plus
Red Oak Commodity Advisors, Inc.	Discretionary	Galaxy Plus
Rosetta Capital Management, LLC	Discretionary	Galaxy Plus
Transtrend B.V.	Systematic	Galaxy Plus
Welton Investment Partners LLC	Systematic	Galaxy Plus
Wimmer Horizon	Systematic	Trading Company

As of June 30, 2019, the allocation of the assets of each applicable Series of the Trust between the Trading Advisors was as follows:

Allocation as of June 30, 2019 (expressed as a percentage of aggregate notional exposure to commodity trading programs)

Advisor	Frontier Diversified Fund	Frontier Long/Short Commodity Fund	Frontier Masters Fund	Frontier Balanced Fund	Frontier Select Fund	Frontier Global Fund	Frontier Heritage Fund
Aspect Capital Limited	18%	—	47%	16%	—	100%	46%
BH-DG Systematic Trading LLP	—	—	—	—	23%	—	21%
Crabel Capital Partners, LLPC	6%	—	—	5%	—	—	—
Doherty	6%			5%
Emil Van Essen, LLC	9%	17%	20%	7%	—	—	—
Fort, L.P.	17%	—	—	13%	—	—	—
H2O Asset Management	13%	—	—	20%	—	—	—
J E Moody & Company	—	17%	—	—	—	—	—
Landmark	2%	10%		2%
Quantitative Investment Management, LLC	13%	—	—	12%	—	—	—
Quest Partners LLC	4%	—	—	2%	—	—	—
Red Oak Commodity Advisors, Inc.	—	2%	—	—	—	—	—
Rosetta Capital Management, LLC	—	37%	—	—	—	—	—
Transtrend B.V.	—	—	10%	—	24%	—	—
Welton Investment Partners LLC	14%	17%	23%	13%	54%	—	33%
Wimmer Horizon	—	—	—	5%	—	—	—

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At June 30, 2019, cash deposited at the clearing brokers was $4,146,414 for the Trust. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each month. As of June 30, 2019, with the Federal Funds target rate at 2.25% to 2.50%, this amount is estimated to be 2.25%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds and time deposits. Aggregate interest income from all sources, including assets held at clearing brokers, of up to 2.00% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Global Fund, Frontier Select Fund, and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a, Class 3a only), Frontier Masters Fund and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 20% of the total interest allocated to the Series was paid to the Managing Owner from January 1, 2017 through April 28, 2017; thereafter 100% of the interest is retained by the respective Series. The amount reflected in the financial statements for the Trust and Series are disclosed on a net basis. Due to some classes not exceeding the 2% paid to the Managing Owner, amounts earned by those classes may be zero.

Approximately 10% to 30% of the Trust’s assets are expected to be committed as required margin for futures contracts and forwards and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations there under. Approximately 2% to 6% of the Trust’s assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 64% to 88% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. federally chartered banks. As of June 30, 2019, total cash and cash equivalents held at banking institutions were $37,348 for the Frontier Diversified Fund, $75,541 for the Frontier Masters Fund, $26,414 for the Frontier Long/Short Commodity Fund, $12,895 for the Frontier Balanced Fund, $76,187 for the Frontier Select Fund, $38,052 for the Frontier Global Fund, and $50,178 for the Frontier Heritage Fund.

As a commodity pool, the Trust has large cash positions. Such cash positions are used to pay margin for the trading of futures, forwards and options, and also to pay redemptions. Generally, the Trust has not been forced to liquidate positions to fund redemptions. During the three months ended June 30, 2019, the Trust was able to pay all redemptions.

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

Results of Operations

Series Returns and Other Information

The returns for each Series and Class of Units for the three months ended June 30, 2019 and 2018, and related information, are discussed below. The activities of the Trust on a consolidated basis are explained through the activity of the underlying Series. Please refer to the discussion of the Series activities in relation to the Trust on a consolidated basis.

Each Series had exposure to commodity interest positions within one or more sectors during the three months ended June 30, 2019 and 2018. The performance of each Series was impacted over the course of the periods by, among other things, the relative performance of the relevant sector or sectors and the commodities within those sectors, the changing allocations among, and the specific positions taken by the Series’ Trading Advisors in, the relevant sector(s) and commodities, and the timing of entries and exits. For certain of the Series, a sector attribution chart has been included at the end of the relevant discussion. Each chart depicts the performance of the relevant Series’ positions within each of the relevant sectors (determined by the Managing Owner using monthly gross return and NAV figures, with various adjustments to net out a proportional allocation of the fees and expenses chargeable to the Series) during the periods presented.

As of the date of this report, for a Series that has invested in a swap, a trading advisor does not receive any management fees directly from the Series for such swap, and instead the relevant trading advisor receives compensation via the fees embedded in the swap. As of June 30, 2019, the effective management fee embedded in (i) swaps owned by Frontier Diversified Fund was 0.80% per annum, (ii) swaps owned by Frontier Balanced Fund was 0.62% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 1.92% per annum, (iv) swaps owned by Frontier Heritage Fund was 2.18% per annum, and (v) swaps owned by Frontier Select Fund was 2.04% per annum and the managing owner has waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded management fee is accrued on the relevant notional amount of the swap.

Three months ended June 30, 2019 Compared to Three Months Ended June 30, 2018.

Frontier Diversified Fund

The Frontier Diversified Fund— Class 1 NAV gained 1.59% and gained 1.66%, respectively, for the three months ended June 30, 2019 and 2018, net of fees and expenses; the Frontier Diversified Fund—Class 2 NAV gained 2.02% and gained 2.10%, respectively for the three months ended June 30, 2019 and 2018, net of fees and expenses; the Frontier Diversified Fund—Class 3 NAV gained 2.10%  and gained 2.16%, respectively for the three months ended June 30, 2019 and 2018.

For the three months ended June 30, 2019, the Frontier Diversified Fund recorded net loss on investments of $136,258, net investment gain of $417,973, and total expenses of $137,392 resulting in a net increase in Owners’ capital from operations of $281,715. For the three months ended June 30, 2018, the Frontier Diversified Fund recorded net loss on investments of $161,110, net investment gain of $537,649, and total expenses of $171,531 resulting in a net increase in Owners’ capital from operations of $376,539.

Please see additional discussion under “Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018 –Frontier Diversified Fund.”

Frontier Masters Fund

The Frontier Masters Fund—Class 1 NAV lost 0.98% and gained 1.05% for the three months ended June 30, 2019 and 2018 net of fees and expenses; the Frontier Masters Fund —Class 2 NAV lost 0.56% and gained 1.49% for the three months ended June 30, 2019 and 2018, net of fees and expenses; the Frontier Masters Fund—Class 3 NAV lost 0.52% and gained 1.56% for the three months ended June 30, 2019 and 2018, net of fees and expenses.

For the three months ended June 30, 2019, the Frontier Masters Fund recorded net loss on investments of $61,592, net investment gain of $75,795, and total expenses of $63,058, resulting in a net increase in Owners’ capital from operations of $14,203. For the three months ended June 30, 2018, the Frontier Masters Fund recorded net gain on investments of $202,533, net investment loss of $139,474, and total expenses of $147,789, resulting in a net increase in Owners’ capital from operations of $63,059.

Please see additional discussion under “Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018— Frontier Masters Fund.”

Frontier Long/Short Commodity Fund

The Frontier Long/Short Commodity Fund—Class 2 NAV gained 5.18% and lost 5.27%, respectively, for the three months ended June 30, 2019 and 2018 net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 3 NAV gained 5.18% and lost 5.27% respectively for the three months ended June 30, 2019 and 2018 net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 1a NAV gained 5.42% and lost 9.09% respectively, for the three months ended June 30, 2019 and 2018 net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 2a NAV gained 5.56% and lost 8.69% respectively, for the three months ended June 30, 2019 and 2018 net of fees and expenses; the Frontier Long/Short Commodity Fund Class 3a NAV gained 5.63% and lost 8.63%, respectively, for the three months ended June 30, 2019 and 2018, net of fees and expenses.

For the three months ended June 30, 2019, the Frontier Long/Short Commodity Fund recorded net loss on investments of $14,080, net investment gain of $123,196, and total expenses of $14,517, resulting in a net increase in Owners’ capital from operations of $109,116. For the three months ended June 30, 2018, the Frontier Long/Short Commodity Fund recorded net loss on investments of $204,528, net investment loss of $18,502, and total expenses of $21,926, resulting in a net decrease in Owners’ capital from operations of $223,030.

Please see additional discussion under “Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018 – Frontier Long/Short Commodity Fund.”

Frontier Balanced Fund

The Frontier Balanced Fund—Class 1 NAV gained 1.28% and gained 0.22%, respectively, for the three months ended June 30, 2019 and 2018, net of fees and expenses; the Frontier Balanced Fund —Class 2 NAV gained 2.03% and gained 0.98%, respectively, for the three months ended June 30, 2019 and 2018, net of fees and expenses; the Frontier Balanced Fund—Class 2a NAV gained 2.09% and gained 1.02%, respectively, for the three months ended June 30, 2019 and 2018, net of fees and expenses; the Frontier Balanced Fund—Class 3a NAV gained 2.04% and gained 1.02%, respectively, for the three months ended June 30, 2019 and 2018, net of fees and expenses; the Frontier Balanced Fund—Class 1AP NAV gained 2.03% and gained 0.97% for the three months ended June 30, 2019 and 2018, net of fees and expenses.

For the three months ended June 30, 2019, the Frontier Balanced Fund recorded net loss on investments of $395,382, net investment gain of $791,404, and total expenses of $408,884, resulting in a net increase in Owners’ capital from operations of $396,022. For the three months ended June 30, 2018, the Frontier Balanced Fund recorded net gain on investments of $739,375 net investment loss of $598,409, and total expenses of $606,837, resulting in a net increase in Owners’ capital from operations of $140,996.

Please see additional discussion under “Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018 – Frontier Balanced Fund.”

Frontier Select Fund

The Frontier Select Fund—Class 1 NAV gained 7.45% and lost 2.25%, respectively, for the three months ended June 30, 2019 and 2018, net of fees and expenses; the Frontier Select Fund —Class 2 NAV gained 8.31% and lost 1.52% respectively for the three months ended June 30, 2019 and 2018, net of fees and expenses; the Frontier Select Fund —Class 1AP NAV gained 7.34% and lost 1.51%, respectively, for the three months ended June 30, 2019 and 2018.

For the three months ended June 30, 2019, the Frontier Select Fund recorded net loss on investments of $49,037, net investment gain of $316,822 and total expenses of $49,037, resulting in a net increase in Owners’ capital from operations of $267,785. For the three months ended June 30, 2018, the Frontier Select Fund recorded net loss on investments of $68,312, net investment loss of $61,382 and total expenses of $61,382, resulting in a net decrease in Owners’ capital from operations of $129,694.

Please see additional discussion under “Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018 – Frontier Select Fund.”

Frontier Global Fund (formerly, Frontier Winton Fund)

The Frontier Global Fund—Class 1 NAV gained 5.36% and gained 2.81%, respectively, for the three months ended June 30, 2019 and 2018, net of fees and expenses; the Frontier Global Fund —Class 2 NAV gained 6.14% and gained 3.36%, respectively, for the three months ended June 30, 2019 and 2018, net of fees and expenses; the Frontier Global Fund —Class 1AP NAV gained 6.15% and gained 3.45%, respectively, for the three months ended June 30, 2019 and 2018.

For the three months ended June 30, 2019, the Frontier Global Fund recorded net loss on investments of $134,908, net investment gain of $468,112, and total expenses of $134,908, resulting in a net increase in Owners’ capital from operations of $333,204. For the three months ended June 30, 2018, the Frontier Global Fund recorded net gain on investments of $621,227, net investment loss of $293,292, and total expenses of $293,292, resulting in a net increase in Owners’ capital from operations of $327,935.

Please see additional discussion under “Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018 – Frontier Global Fund.”

Frontier Heritage Fund

The Frontier Heritage Fund—Class 1 NAV gained 9.95% and lost 1.74%, respectively, for the three months ended June 30, 2019 and 2018 net of fees and expenses; the Frontier Heritage Fund —Class 2 NAV gained 10.75% and lost 1.01%, respectively for the three months ended June 30, 2019 and 2018, net of fees and expenses; the Frontier Heritage Fund —Class 1AP NAV gained 12.36% and lost 1.01%, respectively, for the three months ended June 30, 2019 and 2018.

For the three months ended June 30, 2019, the Frontier Heritage Fund recorded net loss on investments of $51,466, net investment gain of $435,107, and total expenses of $51,466, resulting in a net decrease in Owners’ capital from operations of $319,922, after non-controlling interests of $63,719. For the three months ended June 30, 2018, the Frontier Heritage Fund recorded net loss on investments of $26,200, net investment loss of $102,050, and total expenses of $102,050, resulting in a net decrease in Owners’ capital from operations of $86,681, after non-controlling interests of $41,569.

Please see additional discussion under “Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018 – Frontier Heritage Fund.”

Six months ended June 30, 2019 Compared to Six Months Ended June 30, 2018.

Frontier Diversified Fund

2019

The Frontier Diversified Fund— Class 1 NAV gained 0.19% and lost 6.97%, respectively, for the six months ended June 30, 2019 and 2018, net of fees and expenses; the Frontier Diversified Fund—Class 2 NAV gained 1.05% and lost 6.15%, respectively for the six months ended June 30, 2019 and 2018, net of fees and expenses; the Frontier Diversified Fund—Class 3 NAV gained 1.19% and lost 6.04%, respectively for the six months ended June 30, 2019 and 2018.

For the six months ended June 30, 2019, the Frontier Diversified Fund recorded net loss on investments of $276,391, net investment gain of $354,161, and total expenses of $282,393 resulting in a net increase in Owners’ capital from operations of $77,770. The NAV per Unit, Class 1, increased from $102.25 at December 31, 2018 to $102.44 as of June 30, 2019. The NAV per Unit, Class 2, increased from $120.84 at December 31, 2018 to $122.11 as of June 30, 2019. The NAV per Unit, Class 3 increased from $112.62 at December 31, 2018 to $113.96 as of June 30, 2019. Total Class 1 subscriptions and redemptions for the period were $0 and $37,232, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $1,800,104, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $1,121,206, respectively. Ending capital at June 30, 2019 was $1,492,841 for Class 1, $5,885,291 for Class 2 and $5,897,606 for Class 3. Ending capital at December 31, 2018 was $1,703,556 for Class 1, $7,672,754 for Class 2 and $6,780,200 for Class 3.

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

As of June 30, 2019, the management fee embedded in swaps owned by Frontier Diversified Fund was 1.00% per annum, and the managing owner has waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded management fee is accrued on the relevant notional amount of the swap.

Based on an analysis of the management fees charged to Frontier Diversified Fund, the effective management fee rate of Frontier Diversified Fund was higher than the management fee rate otherwise payable to the Managing Owner.  The effective management fee rate for the Series was calculated for the period covered by the Form 10-Q by dividing the aggregate management fees paid by such Series (whether directly to the Managing Owner, or as an embedded management fee paid to a third-party commodity trading advisor) by the aggregate assets on which such management fees were paid.  For the quarter ended June 30, 2019, the effective management fee rate of Frontier Diversified Fund was 0.80%, compared to a management fee payable to the Managing Owner of 0.75%. For the quarter ended June 30, 2019, the management and incentive fees embedded in gains (losses) from trading companies owned by Frontier Diversified Fund was $16,804.

The Frontier Diversified Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors.

One sector which traded in the Frontier Diversified Fund was profitable in Q2 2019 and one was profitable YTD. Interest Rates were profitable for Q2 2019 while Metals, Currencies, Energies, Agriculturals and Stock Indices finished negative for the quarter. Interest Rates were profitable YTD while Metals, Currencies, Energies, Agriculturals and Stock Indices finished negative YTD.

In terms of major CTA performance Aspect, H20, Quest, Welton and Fort finished positive for the quarter. Crabel, Emil Van Essen and QIM were negative for the quarter.

Aspect, H20, Quest, Welton and Fort finished positive YTD. Crabel, Emil Van Essen, QIM, Quantmetrics and Winton were negative YTD.

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
Total
Q2 2018
YTD

Frontier Diversified Fund Class 1 Major Advisors Performance
Q2 2018 and YTD
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
Aspect Capital Limited
Crabel
Emil Van Essen
Fort LP (GC)
H2O
QIM
Quantmetrics
Quest Partners
Welton
Winton
Non-Major Advisors
Q2 2018
YTD

Three sectors traded in the Frontier Diversified Fund were profitable in Q2 2018 and three were profitable YTD. Currencies, Energies and Interest Rates were profitable for Q2 2018 while Metals, Agriculturals and Stock Indices finished negative for the quarter. Currencies, Energies and Interest Rates were profitable YTD while Metals, Agriculturals and Stock Indices finished negative YTD.

In terms of major CTA performance, Crabel, Emil Van Essen, Fort, Quantitative Investment Management and Winton finished positive for the quarter. Aspect, H20, Quantmetrics, Quest Partners and Welton were negative for the quarter.

Crabel, Emil Van Essen and H2O were positive YTD while Aspect, Fort, Quantitative Investment Management, Quantmetrics, Welton and Winton were negative YTD.

Frontier Masters Fund

2019

The Frontier Masters Fund—Class 1 NAV lost 4.14% and lost 13.43% for the six months ended June 30, 2019 and 2018 net of fees and expenses; the Frontier Masters Fund —Class 2 NAV lost 3.32% and lost 12.67% for the six months ended June 30, 2019 and 2018, net of fees and expenses; the Frontier Masters Fund—Class 3 NAV lost 3.22% and lost 12.56% for the six months ended June 30, 2019 and 2018, net of fees and expenses.

For the six months ended June 30, 2019, the Frontier Masters Fund recorded net loss on investments of $141,299, net investment loss of $23,069, and total expenses of $143,455, resulting in a net decrease in Owners’ capital from operations of $164,368.

The NAV per Unit, Class 1, decreased from $91.10 at December 31, 2018 to $87.33 as of June 30, 2019. The NAV per Unit, Class 2, decreased from $107.68 at December 31, 2018 to $104.10 as of June 30, 2019. The NAV per Unit, Class 3, decreased from $100.77 at December 31, 2018 to $97.53 as of June 30, 2019. Total Class 1 subscriptions and redemptions for the period were $0 and $1,343,509, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $114,053, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $408,756, respectively. Ending capital at June 30, 2019 was $123,131 for Class 1, $1,130,931 for Class 2 and $2,287,385 for Class 3. Ending capital at December 31, 2018 was $1,484,478 for Class 1, $1,292,975 for Class 2 and $2,794,680 for Class 3.

The Frontier Masters Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Two of the six sectors which traded in the Frontier Masters Fund were profitable in Q2 2019 and two of the six were profitable YTD. Interest Rates and Energies were profitable for Q2 2019 while Agriculturals, Metals, Currencies, and Stock Indices finished negative for the quarter. Interest Rates and Energies were profitable YTD while Agriculturals, Metals, Currencies, and Stock Indices finished negative YTD.

In terms of major CTA performance, Aspect, Transtrend and Welton finished positive for the quarter. Emil Van Essen was negative for the quarter. Aspect, Transtrend and Welton were positive YTD. Emil Van Essen and Winton were negative YTD.

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

In terms of major CTA performance, Emil Van Essen, Transtrend and Winton finished positive for the quarter. Welton was negative for the quarter

Emil Van Essen was positive YTD while Transtrend, Welton and Winton were negative YTD.

Frontier Long/Short Commodity Fund

2019

The Frontier Long/Short Commodity Fund—Class 2 NAV lost 0.30% and lost 8.02%, respectively, for the six months ended June 30, 2019 and 2018 net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 3 NAV lost 0.31% and lost 8.02% respectively for the six months ended June 30, 2019 and 2018 net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 1a NAV lost 6.94% and lost 12.99% respectively, for the six months ended June 30, 2019 and 2018 net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 2a NAV lost 6.43% and lost 12.24% respectively, for the six months ended June 30, 2019 and 2018 net of fees and expenses; the Frontier Long/Short Commodity Fund Class 3a NAV lost 6.27% and lost 8.02%, respectively, for the six months ended June 30, 2019 and 2018, net of fees and expenses.

For the six months ended June 30, 2019, the Frontier Long/Short Commodity Fund recorded net loss on investments of $27,396, net investment loss of $28,889, and total expenses of $28,531, resulting in a net decrease in Owners’ capital from operations of $56,285.

The NAV per Unit, Class 2, decreased from $98.82 at December 31, 2018 to $98.52 as of June 30, 2019. The NAV per Unit, Class 3, decreased from $103.66 at December 31, 2018 to $103.34 as of June 30, 2019. The NAV per Unit, Class 1a, decreased from $56.80 at December 31, 2018 to $52.86 as of June 30, 2019. The NAV per Unit, Class 2a, decreased from $66.52 at December 31, 2018 to $62.24 as of June 30, 2019. The NAV per Unit, Class 3a, decreased from $69.83 at December 31, 2018 to $65.45 as of June 30, 2019. Total Class 2 redemptions for the period were $20,093. Total Class 3 redemptions for the period were $135,785. Total Class 1a redemptions were $2,315. Class 2a redemptions for the period were $58,416. Class 3a subscriptions and redemptions for the period were $0 and $54,845 respectively. Ending capital at June 30, 2019 was $62,659 for Class 2, $1,646,165 for Class 3, $16,174 for Class 1a, $110,846 for Class 2a and $281,624 for Class 3a. Ending capital at December 31, 2018 was $84,096 for Class 2, $1,791,417 for Class 3, $20,051 for Class 1a, $186,469 for Class 2a and $363,174 for Class 3a.

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

As of June 30, 2019, the management fee embedded in swaps owned by Frontier Long/Short Commodity Fund was 1.50% per annum, and the managing owner has waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded management fee is accrued on the relevant notional amount of the swap.

Based on an analysis of the management fees charged to Frontier Long/Short Commodity Fund, the effective management fee rate of Frontier Long/Short Commodity Fund was lower than the management fee rate otherwise payable to the Managing Owner.  The effective management fee rate for the Series was calculated for the period covered by the Form 10-Q by dividing the aggregate management fees paid by such Series (whether directly to the Managing Owner, or as an embedded management fee paid to a third-party commodity trading advisor) by the aggregate assets on which such management fees were paid.  For the quarter ended June 30, 2019, the effective management fee rate of Frontier Long/Short Commodity Fund was 1.92%, compared to a management fee payable to the Managing Owner of 2.00%. For the quarter ended June 30, 2019, the management and incentive fees embedded in gains (losses) from trading companies owned by Frontier Long/Short Commodity Fund was $3,594.

The Frontier Long/Short Commodity Fund may have both long and short exposure to the Base Metals, Energies, Grains, Meats, Precious Metals, Financials and Softs sectors, although the majority of the exposure will typically be in the Energies, Metals and Softs sectors.

Frontier Long/Short Commodity Fund Class 2
Major Advisors Performance
Q2 2019 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Emil Van Essen
JE Moody
Red Oak
Rosetta
Welton
Non-Major Advisors
Q2 2019
YTD

Frontier Long/Short Commodity Fund Class 2A
Major Advisors Performance
Q2 2019 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Emil Van Essen
JE Moody
Red Oak
Rosetta
Welton
Non-Major Advisors
Q2 2019
YTD

Frontier Long/Short Commodity Fund Class 3
Major Advisors Performance
Q2 2019 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Emil Van Essen
JE Moody
Red Oak
Rosetta
Welton
Non-Major Advisors
Q2 2019
YTD

Frontier Long/Short Commodity Fund Class 3A
Major Advisors Performance
Q2 2019 and YTD
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Emil Van Essen
JE Moody
Red Oak
Rosetta
Welton
Non-Major Advisors
Q2 2019
YTD

Six of the seven sectors traded in the Frontier Long/Short Commodity Fund were profitable in Q2 2019 and four of the seven were profitable YTD. Energies, Base Metals, Grains, Meats, Precious Metals, Softs and Financials finished positive for the quarter. Precious Metals finished negative for the quarter. Energies, Grains, Meats and Financials were positive YTD. Base Metals, Precious Metals and Softs were negative YTD.

In terms of major CTA performance, Red Oak and Welton finished positive for the quarter. Emil Van Essen, JE Moody and Rosetta were negative for the quarter.

Red Oak and Welton were positive YTD while Emil Van Essen, JE Moody and Rosetta were negative YTD.

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
Non-Major Advisors
Q2 2018
YTD

Frontier Long/Short Commodity Fund Class 3A
Major Advisors Performance
Q2 2018 and YTD
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
-7.00%
-8.00%
-9.00%
Emil Van Essen
JE Moody
Red Oak
Rosetta
Welton
Non-Major Advisors
Q2 2018
YTD

One of the seven sectors traded in the Frontier Long/Short Commodity Fund was profitable in Q2 2018 and one of the seven was profitable YTD. Energies were profitable for Q2 2018 while Base Metals, Grains, Meats, Precious Metals, Softs and Financials finished negative for the quarter. Energies were profitable YTD while Base Metals, Grains, Meats, Precious Metals Softs and financials finished negative YTD.

In terms of major CTA performance, Emil Van Essen finished positive for the quarter. JE Moody, Red Oak, Rosetta and Welton were negative for the quarter

Emil Van Essen and Rosetta were positive YTD while JE Moody, Red Oak and Welton were negative YTD.

Frontier Balanced Fund

2019

The Frontier Balanced Fund—Class 1 NAV lost 1.08% and lost 7.91%, respectively, for the six months ended June 30, 2019 and 2018, net of fees and expenses; the Frontier Balanced Fund —Class 2 NAV gained 0.40 % and lost 6.50%, respectively, for the six months ended June 30, 2019 and 2018, net of fees and expenses; the Frontier Balanced Fund —Class 2a NAV gained 0.43% and lost 6.51%, respectively, for the six months ended June 30, 2019 and 2018, net of fees and expenses; the Frontier Balanced Fund —Class 3a NAV gained 0.42% and lost 6.51%, respectively, for the six months ended June 30, 2019 and 2018, net of fees and expenses; the Frontier Balanced Fund —Class 1AP NAV gained 0.40% and lost 6.56% for the six months ended June 30, 2019 and 2018, net of fees and expenses.

For the six months ended June 30, 2019, the Frontier Balanced Fund recorded net loss on investments of $843,761 net investment gain of $520,645, and total expenses of $868,623, resulting in a net decrease in Owners’ capital from operations of $323,116.

The NAV per Unit, Class 1, decreased from $117.63 at December 31, 2018 to $116.36 as of June 30, 2019. The NAV per Unit, Class 1AP, increased from $134.16 at December 31, 2018 to $134.69 as of June 30, 2019. The NAV per Unit, Class 2, increased from $180.94 at December 31, 2018 to $181.66 as of June 30, 2019. The NAV per Unit, Class 2a, increased from $156.81 at December 31, 2018 to $157.49 as of June 30, 2019. The NAV per Unit, Class 3a, increased from $156.26 at December 31, 2018 to $156.91 as of June 30, 2019. Total Class 1 subscriptions and redemptions for the period were $0 and $5,764,427 respectively. Total Class 1AP redemptions for the period were $0. Total Class 2 subscriptions and redemptions for the period were $0 and $445,310, respectively. Total Class 2a subscriptions and redemptions for the period were $0 and $114,068, respectively. Total Class 3a redemptions for the period were $16,647. Ending capital at June 30, 2019 was $19,585,430 for Class 1, $356,533 for Class 1AP, $4,108,325 for Class 2, $225,838 for Class 2a, and $880,403 for Class 3a. Ending capital at December 31, 2018 was $25,703,922 for Class 1, $355,112 for Class 1AP, $4,528,375 for Class 2, $339,173 for Class 2a and $893,515 for Class 3a.

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

As of June 30, 2019, the management fee embedded in swaps owned by Frontier Balanced Fund was 1.00% per annum, and the managing owner has waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded management fee is accrued on the relevant notional amount of the swap

Based on an analysis of the management fees charged to Frontier Balanced Fund, the effective management fee rate of Frontier Balanced Fund was higher than the management fee rate otherwise payable to the Managing Owner.  The effective management fee rate for the Series was calculated for the period covered by the Form 10-Q by dividing the aggregate management fees paid by such Series (whether directly to the Managing Owner, or as an embedded management fee paid to a third-party commodity trading advisor) by the aggregate assets on which such management fees were paid.  For the quarter ended June 30, 2019, the effective management fee rate of Frontier Balanced Fund was 0.62%, compared to a management fee payable to the Managing Owner of 0.50%. For the quarter ended June 30, 2019, the management and incentive fees embedded in gains (losses) from trading companies owned by Frontier Balanced Fund was $40,357.

The Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Frontier Balanced Fund Class 1AP Major Advisors Performance
Q2 2019 and YTD
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
Aspect Capital Ltd
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Quantmetrics
Welton
Wimmer Horizon
Winton
Non-Major Advisors
Q2 2019
YTD

Frontier Balanced Fund Class 2 Major Advisors Performance
Q2 2019 and YTD
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
Aspect Capital Ltd
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Quantmetrics
Welton
Wimmer Horizon
Winton
Non-Major Advisors
Q2 2019
YTD

Frontier Balanced Fund Class 2A Major Advisors Performance
Q2 2019 and YTD
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
Aspect Capital Ltd
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Quantmetrics
Welton
Wimmer Horizon
Winton
Non-Major Advisors
Q2 2019
YTD

Frontier Balanced Fund Class 3A Major Advisors Performance
Q2 2019 and YTD
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
Aspect Capital Ltd
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Quantmetrics
Welton
Wimmer Horizon
Winton
Non-Major Advisors
Q2 2019
YTD

Two of the six sectors traded in the Frontier Balanced Fund were profitable in Q2 2019 and two of the six were profitable YTD. Energies and Interest Rates were profitable for Q2 2019 while Metals, Agriculturals, Currencies and Stock Indices finished negative for the quarter. Metals, Energies and Interest Rates were positive YTD while Agriculturals, Currencies and Stock Indices were negative YTD.

In terms of major CTA performance, Aspect Capital, Fort LP (GC), H2O AM, Welton and Wimmer Horizon finished positive for the quarter. Crabel, Emil Van Essen and Quantitative Investment Management were negative for the quarter.

Aspect Capital, Fort LP (GC), H2O AM, Welton and Wimmer Horizon were positive YTD while Crabel, Emil Van Essen, Quantmetrics, Winton and Quantitative Investment Management were negative YTD.

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
Total
Q2 2018
YTD

Frontier Balanced Fund Class 3A Major Advisors Performance
Q2 2018 and YTD
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
Aspect Capital Limited
Beach Horizon
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Quantmetrics
Welton
Winton
Non-Major Advisors
Q2 2018
YTD

Two of the six sectors traded in the Frontier Balanced Fund were profitable in Q2 2018 and three of the six were profitable YTD. Currencies and Energies were profitable for Q2 2018 while Currencies, Energies and Interest Rates were profitable YTD. Metals, Agriculturals Interest Rates and Stock Indices were negative for the quarter, while Agriculturals and Stock Indices finished negative YTD.

In terms of major CTA performance, Crabel, Emil Van Essen, Fort, Quantitative Investment Management and Winton finished positive for the quarter. Aspect, Beach Horizon, H20, Quantmetrics and Welton were negative for the quarter.

Crabel, Emil Van Essen and H20 were positive YTD while Aspect, Beach Horizon, Fort, Quantitative Investment Management, Quantmetrics, Welton and Winton were negative YTD.

Frontier Select Fund

2019

The Frontier Select Fund—Class 1 NAV gained 6.47% and lost 17.19%, respectively, for the six months ended June 30, 2019 and 2018, net of fees and expenses; the Frontier Select Fund —Class 2 NAV gained 8.12% and lost 15.95% respectively for the six months ended June 30, 2019 and 2018, net of fees and expenses; the Frontier Select Fund—Class 1AP NAV gained 7.10% and lost 15.95%, respectively, for the six months ended June 30, 2019 and 2018.

For the six months ended June 30, 2019, the Frontier Select Fund recorded net loss on investments of $97,174, net investment gain of $323,893 and total expenses of $97,174, resulting in a net increase in Owners’ capital from operations of $226,719.

The NAV per Unit, Class 1, increased from $71.41 at December 31, 2018 to $76.03 as of June 30, 2019. The NAV per Unit, Class 1AP, increased from $82.48 at December 31, 2018 to $88.34 as of June 30, 2019. The NAV per Unit, Class 2, increased from $108.18 at December 31, 2018 to $116.96 as of June 30, 2019. Total Class 1 subscriptions and redemptions for the period were $0 and $353,695 respectively. Total Class 1AP redemptions for the period were $0. Total Class 2 subscriptions and redemptions for the period were $0 and $44,191, respectively. Ending capital at June 30, 2019 was $3,566,250 for Class 1, $12,191 for Class 1AP and $107,254 for Class 2. Ending capital at December 31, 2018 was $3,709,130 for Class 1, $1,897 for Class 1AP and $145,835 for Class 2.

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

As of June 30, 2019, the management fee embedded in swaps owned by Frontier Select Fund was 1.00% per annum, and the managing owner has waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded management fee is accrued on the relevant notional amount of the swap.

Based on an analysis of the management fees charged to Frontier Select Fund, the effective management fee rate of Frontier Select Fund was lower than the management fee rate otherwise payable to the Managing Owner.  The effective management fee rate for the Series was calculated for the period covered by the Form 10-Q by dividing the aggregate management fees paid by such Series (whether directly to the Managing Owner, or as an embedded management fee paid to a third-party commodity trading advisor) by the aggregate assets on which such management fees were paid.  For the period ended June 30, 2019, the effective management fee rate of Frontier Select Fund was 2.04%, compared to a management fee payable to the Managing Owner of 2.50%. For the quarter ended June 30, 2019, the management and incentive fees embedded in gains (losses) from trading companies owned by Frontier Select Fund was $4,701.

The Frontier Select Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Three of the six sectors traded in the Frontier Select Fund were profitable in Q2 2019 and two of the six were profitable YTD. Metals, Interest Rates and Stock Indices were positive while Currencies, Energies and Agriculturals were negative for the quarter. Agriculturals and Interest Rates were profitable YTD while Metals, Currencies, Stock Indices and Energies finished negative YTD.

In terms of major CTA performance, Brevan Howard, Transtrend and Welton finished positive for the quarter and no CTA’s finished negative for the quarter. Brevan Howard and Welton finished positive YTD while Transtrend finished negative YTD.

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

Frontier Global Fund (formerly, Frontier Winton Fund)

2019

The Frontier Global Fund—Class 1 NAV gained 9.17% and lost 6.55%, respectively, for the six months ended June 30, 2019 and 2018, net of fees and expenses; the Frontier Global Fund—Class 2 NAV gained 10.85% and lost 6.02%, respectively, for the three months ended June 30, 2019 and 2018, net of fees and expenses; the Frontier Global Fund—Class 1AP NAV gained 10.81% and lost 5.24%, respectively, for the six months ended June 30, 2019 and 2018.

For the six months ended June 30, 2019, the Frontier Global Fund recorded net loss on investments of $258,894, net investment gain of $832,737, and total expenses of $258,894, resulting in a net increase in Owners’ capital from operations of $573,843.

The NAV per Unit, Class 1, increased from $131.57 at December 31, 2018 to $143.64 as of June 30, 2019. The NAV per Unit, Class 1AP, increased from $149.92 at December 31, 2018 to $166.13 as of June 30, 2019. The NAV per Unit, Class 2, increased from $187.17 at December 31, 2018 to $207.48 as of June 30, 2019. Total Class 1 subscriptions and redemptions for the period were $0 and $2,700,785, respectively. There were no subscriptions or redemptions for Class 1AP. Total Class 2 subscriptions and redemptions for the period were $0 and $64,892, respectively. Ending capital at June 30, 2019 was $5,583,992 for Class 1, $35,551 for Class 1AP, and $396,914 for Class 2. Ending capital at December 31, 2018 was $7,755,444 for Class 1, $32,082 for Class 1AP and $420,765 for Class 2.

The Frontier Global Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Frontier Global Fund Class 1 Sector Attributions
Q2 2019 and YTD
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2019
YTD

Frontier Global Fund Class 1AP Sector Attributions
Q2 2019 and YTD
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2019
YTD

Frontier Global Fund Class 2 Sector Attributions
Q2 2019 and YTD
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2019
YTD

Two of the six sectors traded in the Frontier Global Fund were profitable in Q2 2019 and two of the six were profitable YTD. Metals and Interest Rates were positive while Agriculturals, Currencies, Stock Indices and Energies were negative for the quarter. Interest Rates were positive YTD while Agriculturals, Currencies, Stock Indices, Metals and Energies were negative YTD.

2018

The Frontier Global Fund—Class 1 NAV lost 6.55% and lost 6.74%, respectively, for the six months ended June 30, 2018 and 2017, net of fees and expenses; the Frontier Global Fund —Class 2 NAV lost 6.02% and lost 5.37%, respectively, for the six months ended June 30, 2018 and 2017, net of fees and expenses; the Frontier Global Fund —Class 1AP NAV lost 5.24% and lost 5.36%, respectively, for the three months ended June 30, 2018 and 2017.

For the six months ended June 30, 2018, the Frontier Global Fund recorded net loss on investments of $405,326, net investment loss of $600,787, and total expenses of $600,787, resulting in a net decrease in Owners’ capital from operations of $1,006,113. The NAV per Unit, Class 1, decreased from $159.08 at December 31, 2017 to $148.66 as of June 30, 2018. The NAV per Unit, Class 1AP, decreased from $176.44 at December 31, 2017 to $167.19 as of June 30, 2018. The NAV per Unit, Class 2, decreased from $216.50 at December 31, 2017 to $203.47 as of June 30, 2018. Total Class 1 subscriptions and redemptions for the period were $0 and $925,257, respectively. There were no subscriptions or redemptions for Class 1AP. Total Class 2 subscriptions and redemptions for the period were $0 and $872,124, respectively. Ending capital at June 30, 2018 was $10,409,429 for Class 1, $35,695 for Class 1AP, and $758,361 for Class 2. Ending capital at December 31, 2017 was $13,102,614 for Class 1, $37,761 for Class 1AP and $1,709,275 for Class 2.

The Frontier Global Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors.

Frontier Global Fund Class 1 Sector Attributions
Q2 2018 and YTD
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2018
YTD

Frontier Global Fund Class 1AP Sector Attributions
Q2 2018 and YTD
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2018
YTD

Frontier Global Fund Class 2 Sector Attributions
Q2 2018 and YTD
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2018
YTD

Three of the six sectors traded in the Frontier Global Fund were profitable in Q2 2018. Metals, Energies and Interest Rates were positive while Currencies, Agriculturals and Stock Indices were negative for the quarter. Energies and Interest Rates were positive YTD while Metals, Currencies, Agriculturals and Stock Indices were negative YTD.

Frontier Heritage Fund

2019

The Frontier Heritage Fund—Class 1 NAV gained 9.79% and lost 15.27%, respectively, for the six months ended June 30, 2019 and 2018 net of fees and expenses; the Frontier Heritage Fund—Class 2 NAV gained 11.43% and lost 14.00%, respectively for the six months ended June 30, 2019 and 2018, net of fees and expenses; the Frontier Heritage Fund—Class 1AP NAV gained 13.03% and lost 14.02%, respectively, for the six months ended June 30, 2019 and 2018.

For the six months ended June 30, 2019, the Frontier Heritage Fund recorded net loss on investments of $107,933, net investment gain of $463,182, and total expenses of $107,933, resulting in a net decrease in Owners’ capital from operations of $315,866, after non-controlling interests of $39,383.

The NAV per Unit, Class 1, increased from $99.83 at December 31, 2018 to $109.60 as of June 30, 2019. The NAV per Unit, Class 1AP, increased from $111.78 at December 31, 2018 to $126.34 as of June 30, 2019. The NAV per Unit, Class 2, increased from $152.53 at December 31, 2018 to $169.96 as of June 30, 2019. Total Class 1 subscriptions and redemptions for the period were $0 and $736,567, respectively. Total Class 1AP redemptions were $0. Total Class 2 subscriptions and redemptions for the period were $0 and $64,741, respectively. Ending capital at June 30, 2019 was $2,839,339 for Class 1, $9,223 for Class 1AP and $619,680 for Class 2. Ending capital at December 31, 2018 was $3,331,725 for Class 1, $1,006 for Class 1AP and $620,953 for Class 2.

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

As of June 30, 2019, the management fee embedded in swaps owned by Frontier Heritage Fund was 1.00% per annum, and the managing owner has waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded management fee is accrued on the relevant notional amount of the swap.

Based on an analysis of the management fees charged to Frontier Heritage Fund, the effective management fee rate of Frontier Heritage Fund was lower than the management fee rate otherwise payable to the Managing Owner.  The effective management fee rate for the Series was calculated for the period covered by the Form 10-Q by dividing the aggregate management fees paid by such Series (whether directly to the Managing Owner, or as an embedded management fee paid to a third-party commodity trading advisor) by the aggregate assets on which such management fees were paid.  For the period ended June 30, 2019, the effective management fee rate of Frontier Heritage Fund was 2.18%, compared to a management fee payable to the Managing Owner of 2.50%. For the quarter ended June 30, 2019, the management and incentive fees embedded in gains (losses) from trading companies owned by Frontier Heritage Fund was $4,397.

The Frontier Heritage Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Four of the six sectors traded in the Frontier Heritage Fund were profitable in Q2 2019 and two of the six were profitable YTD. Agriculturals, Interest Rates, Metals and Currencies were positive while Energies and Stock Indices were negative for the quarter. Agriculturals and Interest Rates were profitable YTD while Energies, Currencies, Metals and Stock Indices finished negative YTD.

In terms of major CTA performance, Aspect Capital and Welton were positive for Q2 while Brevan Howard was negative for the quarter. Aspect Capital and Welton were positive YTD while Brevan Howard and Winton were negative YTD.

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

For the six months ended June 30, 2018, the Frontier Heritage Fund recorded net loss on investments of $718,522, net investment loss income $218,825, and total expenses of $218,825, resulting in a net decrease in Owners’ capital from operations of $893,452, after non-controlling interests of $43,895. The NAV per Unit, Class 1, decreased from $121.19 at December 31, 2017 to $102.68 as of June 30, 2018. The NAV per Unit, Class 1AP, decreased from $134.28 at December 31, 2017 to $115.46 as of June 30, 2018. The NAV per Unit, Class 2, decreased from $179.70 at December 31, 2017 to $154.54 as of June 30, 2018. Total Class 1 subscriptions and redemptions for the period were $0 and $698,774, respectively. Total Class 1AP redemptions were $4,081. Total Class 2 subscriptions and redemptions for the period were $0 and $7,000, respectively. Ending capital at June 30, 2018 was $3,951,288 for Class 1, $1,019 for Class 1AP and $647,010 for Class 2. Ending capital at December 31, 2017 was $5,435,871 for Class 1, $6,083 for Class 1AP and $760,672 for Class 2.

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

Value at Risk by Market Sectors

The following tables present the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of June 30, 2019 and December 31, 2018. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Frontier Diversified Fund:

	June 30, 2019		December 31, 2018
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$195	0.00%	$5,930,458	36.71%
Equities	215,078	1.62%	15,386	0.10%
Fixed Income	224,637	1.69%	15,372	0.10%
FX	132,920	1.00%	42,011	0.26%
Commodities	9,088	0.07%	76,321	0.47%
Total:	$581,918	4.38%	$6,079,547	37.63%

Frontier Long/Short Commodity Fund:

	June 30, 2019		December 31, 2018
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
MARKET SECTOR	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION

Interest Rates	$-	0.00%	$479,102	19.59%
Equities	-	0.00%	-	0.00%
Fixed Income	-	0.00%	-	0.00%
FX	-	0.00%	-	0.00%
Commodities	54,628	2.58%	-	0.00%
Total:	$54,628	2.58%	$479,102	19.59%

Frontier Masters Fund:

	June 30, 2019		December 31, 2018
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
MARKET SECTOR	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION

Interest Rates	$-	0.00%	$8,114	0.15%
Equities	-	0.00%	12,429	0.22%
Fixed Income	-	0.00%	12,417	0.22%
FX	-	0.00%	33,937	0.61%
Commodities	-	0.00%	61,654	1.11%
Total:	$-	0.00%	$128,550	2.31%

Frontier Balanced Fund:

	June 30, 2019		December 31, 2018
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
MARKET SECTOR	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION

Interest Rates	$46,311	0.18%	$10,973,969	34.49%
Equities	621,445	2.47%	55,910	0.18%
Fixed Income	654,407	2.60%	193,676	0.61%
FX	451,980	1.80%	269,269	0.85%
Commodities	49,304	0.20%	262,465	0.82%
Total:	$1,823,447	7.25%	$11,755,289	36.94%

Frontier Select Fund:

	June 30, 2019		December 31, 2018
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
MARKET SECTOR	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION

Interest Rates	$-	0.00%	$-	0.00%
Equities	-	0.00%	-	0.00%
Fixed Income	-	0.00%	-	0.00%
FX	-	0.00%	-	0.00%
Commodities	-	0.00%	-	0.00%
Total:	$-	0.00%	$-	0.00%

Frontier Global Fund:

	June 30, 2019		December 31, 2018
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
MARKET SECTOR	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION

Interest Rates	$-	0.00%	$41,507	0.51%
Equities	-	0.00%	63,583	0.77%
Fixed Income	-	0.00%	63,524	0.77%
FX	-	0.00%	173,614	2.12%
Commodities	-	0.00%	315,405	3.84%
Total:	$-	0.00%	$657,634	8.01%

Frontier Heritage Fund:

	June 30, 2019		December 31, 2018
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
MARKET SECTOR	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION

Interest Rates	$43,477	1.25%	$2,962,601	66.35%
Equities	72,905	2.10%	10,964	0.25%
Fixed Income	96,830	2.79%	10,954	0.25%
FX	49,896	1.44%	29,937	0.67%
Commodities	47,032	1.36%	54,386	1.22%
Total:	$310,141	8.94%	$3,068,842	68.72%

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of June 30, 2019, by market sector.

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

ITEM  4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chairman and Chief Financial Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), for the Trust and each Series as of June 30, 2019 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

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

Management assessed the effectiveness of the internal control over financial reporting for the Trust and each Series as of June 30, 2019, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 report entitled Internal Control-Integrated Framework.

Based on that assessment, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that the Trust did not maintain effective internal control over financial reporting as of June 30, 2019 as a result of the material weaknesses described below:

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

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding the sale of unregistered Units by the Trust for the three months ended June 30, 2019. The number of Units listed below for each transaction is the aggregate number of Units in the particular Series of the Trust purchased in such transaction. The consideration listed below for each transaction is, except as otherwise noted, the aggregate amount of cash paid for the Units purchased. For each transaction reported below, the price per Unit was NAV per Unit at the time of the transaction and the Managing Owner of the Trust was the purchaser of the Units. No underwriting discount or sales commission was paid or received with respect to any of the transactions reported below. The Trust claims an exemption from registration of each of the transactions listed below under Section 4(a)(2) of the Securities Act of 1933, as amended, as a sale by an issuer not involving a public offering.

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

Frontier Funds
(Registrant)

Date: August 14, 2019	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman, Chief Financial Officer, Chief Accounting Officer and Managing Member of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Balanced Fund,
a Series of Frontier Funds
(Registrant)

Date: August 14, 2019	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman, Chief Financial Officer, Chief Accounting Officer and Managing Member of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Heritage Fund,
a Series of Frontier Funds
(Registrant)

Date: August 14, 2019	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman, Chief Financial Officer, Chief Accounting Officer and Managing Member of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Global Fund,
a Series of Frontier Funds
(Registrant)

Date: August 14, 2019	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman, Chief Financial Officer, Chief Accounting Officer and Managing Member of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Select Fund,
a Series of Frontier Funds
(Registrant)

Date: August 14, 2019	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman, Chief Financial Officer, Chief Accounting Officer and Managing Member of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Long/Short Commodity Fund,
a Series of Frontier Funds
(Registrant)

Date: August 14, 2019	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman, Chief Financial Officer, Chief Accounting Officer and Managing Member of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Diversified Fund,
a Series of Frontier Funds
(Registrant)

Date: August 14, 2019	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman, Chief Financial Officer, Chief Accounting Officer and Managing Member of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Masters Fund,
a Series of Frontier Funds
(Registrant)

Date: August 14, 2019	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman, Chief Financial Officer, Chief Accounting Officer and Managing Member of Frontier Fund Management LLC, the Managing Owner of Frontier Funds