Form 10-Q
period 2019-09-30
Frontier Funds; Frontier Long/Short Commodity Fund; Frontier Select Fund; Frontier Global Fund; Frontier Heritage Fund; Frontier Balanced Fund; Frontier Masters Fund; Frontier Diversified Fund
filed 2019-11-13
CIK 1261379, 1389128, 1389125, 1389124, 1389123, 1389122, 1450722, 1450720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF SEPTEMBER 30, 2019, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

ii

PART I. FINANCIAL INFORMATION

ITEM 1.	Series Financial Statements

The Series of Frontier Funds

Statements of Financial Condition

September 30, 2019 (unaudited) and December 31, 2018

	Frontier		Frontier		Frontier
	Diversified Fund		Masters Fund		Long/Short Commodity Fund
	9/30/2019	12/31/2018	9/30/2019	12/31/2018	9/30/2019	12/31/2018
ASSETS
Cash and cash equivalents	$29,630	$472,695	$19,939	$46,374	$24,761	$61,600
U.S. Treasury securities, at fair value	191,764	1,553,261	129,040	152,384	160,246	202,415
Incentive fees receivable	-	17,277	-	-	-	60,871
Swap contracts, at fair value	6,074,428	5,920,414	-	-	384,138	479,102
Investments in private investment companies, at fair value	9,854,708	11,084,463	2,583,002	4,661,327	1,407,335	1,729,241
Investments in unconsolidated trading companies, at fair value	14,595	1,160,910	9,821	775,088	12,196	28,163
Interest receivable	1,300	32,017	875	3,141	1,086	4,172
Due from Managing Owner	93,696	-	-	-	-	-
Redemptions receivable from private investment companies	171,906	-	-	-	-	-
Other assets	6,232	-	-	-	-	-

Total Assets	$16,449,712	$20,241,037	$2,742,677	$5,638,314	$1,989,762	$2,565,564

LIABILITIES & CAPITAL

LIABILITIES
Owner redemptions payable	$-	$-	-	$-	-	$-
Incentive fees payable to Managing Owner	-	10,897	-	-	-	-
Management fees payable to Managing Owner	-	3,875	-	8,347	-	-
Service fees payable to Managing Owner	2,215	4,498	117	1,750	-	51
Trading fees payable to Managing Owner	40,014	44,827	16,907	27,984	4,590	5,306
Advance on unrealized swap appreciation	4,000,000	4,000,000	-	-	115,000	115,000
Subscriptions in advance for service fee rebates	117,449	20,430	31,758	28,100	163	-
Other liabilities	-	-	381	-	474	-

Total Liabilities	4,159,678	4,084,527	49,163	66,181	120,190	120,357

CAPITAL
Managing Owner - Class 2	3,058	3,005	16,078	51,365	4,928	5,998
Managing Owner - Class 2a	-	-	-	-	13,696	20,484
Managing Owner - Class 3	135,740	172,426	18,951	20,019	-	-
Managing Owner - Class 3a	-	-	-	-	1,063	1,253
Limited Owner - Class 1	1,324,052	1,703,556	14,998	1,484,478	-	-
Limited Owner - Class 1a	-	-	-	-	12,319	20,051
Limited Owner - Class 2	5,740,836	7,669,749	977,780	1,241,610	39,718	78,098
Limited Owner - Class 2a	-	-	-	-	79,251	165,985
Limited Owner - Class 3	5,086,348	6,607,774	1,665,706	2,774,661	1,468,084	1,791,417
Limited Owner - Class 3a	-	-	-	-	250,513	361,921

Total Owners’ Capital	12,290,034	16,156,510	2,693,513	5,572,133	1,869,572	2,445,207

Non-Controlling Interests	-	-	-	-	-	-

Total Capital	12,290,034	16,156,510	2,693,513	5,572,133	1,869,572	2,445,207

Total Liabilities and Capital	$16,449,712	$20,241,037	$2,742,676	$5,638,314	$1,989,762	$2,565,564

Units Outstanding
Class 1	12,890	16,661	177	16,296	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	259	353
Class 2	46,705	63,494	9,768	12,008	503	851
Class 2a	N/A	N/A	N/A	N/A	1,651	2,803
Class 3	45,471	60,202	17,661	27,734	15,759	17,282
Class 3a	N/A	N/A	N/A	N/A	4,247	5,201

Net Asset Value per Unit
Class 1	$102.72	$102.25	$84.73	$91.10	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	$47.56	$56.80
Class 2	$122.98	$120.84	$101.75	$107.68	$88.76	$98.82
Class 2a	N/A	N/A	N/A	N/A	$56.30	$66.52
Class 3	$114.84	$112.62	$95.39	$100.77	$93.16	$103.66
Class 3a	N/A	N/A	N/A	N/A	$59.24	$69.83

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Financial Condition

September 30, 2019 (unaudited) and December 31, 2018

	Frontier Balanced Fund		Frontier Select Fund
	9/30/2019	12/31/2018	9/30/2019	12/31/2018
ASSETS
Cash and cash equivalents	$49,080	$37,556	$65,947	$25,072
U.S. Treasury securities, at fair value	317,639	123,409	426,797	82,386
Open trade equity, at fair value	25,184	220,659	-	-
Receivable from futures commission merchants	2,861,257	2,683,299	-	-
Swap contracts, at fair value	11,149,055	10,794,908	-	-
Investments in private investment companies, at fair value	15,087,718	22,854,326	2,579,201	3,252,075
Investments in unconsolidated trading companies, at fair value	24,175	1,744,999	584,445	523,180
Interest receivable	2,153	2,544	2,893	1,698
Redemptions receivable from private investment companies	380,111	-	-	-
Other assets	-	-	-	-

Total Assets	$29,896,372	$38,461,700	$3,659,283	$3,884,411

LIABILITIES & CAPITAL

LIABILITIES
Owner redemptions payable	$16,572	$23,759	$-	$-
Management fees payable to Managing Owner	8,669	13,917	-	-
Interest payable to Managing Owner	246	1,490	282	-
Service fees payable to Managing Owner	42,253	56,791	8,387	8,575
Trading fees payable to Managing Owner	76,517	101,770	7,443	7,812
Risk analysis fees payable	9,429	9,127	-	-
Advance on unrealized swap appreciation	6,176,555	6,176,555	-	-
Subscriptions in advance for service fee rebates	308,541	258,194	15,722	11,162
Other liabilities	1,019	-	8,572	-

Total Liabilities	6,639,801	6,641,603	40,406	27,549

CAPITAL
Managing Owner - Class 2	82,176	125,021	39,892	46,368
Managing Owner - Class 2a	183,958	251,097	-	-
Limited Owner - Class 1	18,453,993	25,703,922	3,495,798	3,709,130
Limited Owner - Class 1AP	335,066	355,112	12,562	1,897
Limited Owner - Class 2	3,268,230	4,403,354	70,625	99,467
Limited Owner - Class 2a	43,513	88,076	-	-
Limited Owner - Class 3a	889,635	893,515	-	-

Total Owners’ Capital	23,256,571	31,820,097	3,618,877	3,856,862

Non-Controlling Interests	-	-	-	-

Total Capital	23,256,571	31,820,097	3,618,877	3,856,862

Total Liabilities and Capital	$29,896,372	$38,461,700	$3,659,283	$3,884,411

Units Outstanding
Class 1	158,151	218,514	44,957	51,939
Class 1AP	2,458	2,647	138	23
Class 2	18,210	25,027	917	1,348
Class 2a	1,430	2,163	N/A	N/A
Class 3a	5,611	5,718	N/A	N/A

Net Asset Value per Unit
Class 1	$116.69	$117.63	$77.76	$71.41
Class 1AP	$136.10	$134.16	$91.03	$82.48
Class 2	$183.56	$180.94	$120.52	$108.18
Class 2a	$159.07	$156.81	N/A	N/A
Class 3a	$158.55	$156.26	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Financial Condition

September 30, 2019 (unaudited) and December 31, 2018

	Frontier Global Fund (Formerly Frontier Winton Fund)		Frontier Heritage Fund
	9/30/2019	12/31/2018	9/30/2019	12/31/2018
ASSETS
Cash and cash equivalents	$20,732	$951,485	$80,162	$135,096
U.S. Treasury securities, at fair value	134,173	3,126,551	518,799	443,921
Incentive fees receivable	-	-	-	697
Swap contracts, at fair value	-	-	3,038,450	2,955,444
Investments in private investment companies, at fair value	6,195,255	-	2,240,566	2,167,879
Investments in unconsolidated trading companies, at fair value	10,212	4,292,075	39,484	726,686
Interest receivable	909	64,446	3,516	9,150

Total Assets	$6,361,281	$8,434,557	$5,920,977	$6,438,873

LIABILITIES & CAPITAL

LIABILITIES
Owner redemptions payable	-	$-	$7,210	$-
Management fees payable to Managing Owner	-	42,705	-	9,201
Interest payable to Managing Owner	278	8,124	474	1,238
Service fees payable to Managing Owner	13,503	17,803	6,334	6,684
Trading fees payable to Managing Owner	29,967	24,353	12,389	10,189
Advance on unrealized swap appreciation	-	-	1,900,000	1,900,000
Subscriptions in advance for service fee rebates	148,147	133,281	55,344	46,159
Subscriptions payable to private investment companies	-	-	-	-
Other liabilities	8,402	-	2,165.00	-

Total Liabilities	200,297	226,266	1,983,916	1,973,471

CAPITAL
Managing Owner - Class 2	66,939	107,598	36,545	46,961
Limited Owner - Class 1	5,719,820	7,755,444	2,768,782	3,331,725
Limited Owner - Class 1AP	37,912	32,082	9,575	1,006
Limited Owner - Class 2	336,313	313,167	570,196	573,992

Total Owners’ Capital	6,160,984	8,208,291	3,385,098	3,953,684

Non-Controlling Interests	-	-	551,963	511,718

Total Capital	6,160,984	8,208,291	3,937,061	4,465,402

Total Liabilities and Capital	$6,361,281	$8,434,557	$5,920,977	$6,438,873

Units Outstanding
Class 1	37,625	58,946	24,518	33,374
Class 1AP	214	214	73	9
Class 2	1,823	2,248	3,438	4,071

Net Asset Value per Unit
Class 1	$152.02	$131.57	$112.93	$99.83
Class 1AP	$177.16	$149.92	$131.16	$111.78
Class 2	$221.20	$187.17	$176.48	$152.53

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

September 30, 2019 (unaudited)

	Frontier		Frontier		Frontier
	Diversified Fund		Masters Fund		Long/Short Commodity Fund
	Fair	% of Total Capital (Net Asset	Fair	% of Total Capital (Net Asset	Fair	% of Total Capital (Net Asset
Description	Value	Value)	Value	Value)	Value	Value)
SWAPS (1)
Frontier XXXV Diversified select swap (U.S.)	$6,074,428	49.43%	$-	-	$-	-
Frontier XXXVII L/S select swap (U.S.)	-	-	-	-	384,138	20.55%
Total Swaps	$6,074,428	49.43%	$-	-	$384,138	20.55%

PRIVATE INVESTMENT COMPANIES (3)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	$511,734	4.16%	$204,432	7.59%	$163,342	8.74%
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	1,298,067	10.56%	-	-	-	-
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	2,230,203	18.15%	-	-	-	-
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	1,165,118	9.48%	-	-	-	-
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	515,537	4.19%	-	-	-	-
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	1,904,964	15.50%	1,126,623	41.83%	-	-
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	2,067,148	16.82%	692,098	25.69%	494,670	26.46%
Galaxy Plus Fund - TT Feeder Fund (531) LLC	-	0.00%	559,849	20.79%	-	-
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	161,937	1.32%	-	-	749,323	40.08%
Total Private Investment Companies	$9,854,708	80.18%	$2,583,002	95.90%	$1,407,335	75.28%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (3)
Frontier Trading Company XXXVIII, LLC	$14,595	0.12%	$9,821	0.36%	$12,196	0.65%
Total Investment in Unconsolidated Trading Companies	$14,595	0.12%	$9,821	0.36%	$12,196	0.65%

U.S. TREASURY SECURITIES (2)

FACE VALUE

		Fair Value		Fair Value		Fair Value
$1,255,000	US Treasury Note 6.875% due 08/15/2025 (Cost $1,606,935)	$191,764	1.56%	$129,040	4.79%	$160,246	8.57%

		$191,764	1.56%	$129,040	4.79%	$160,246	8.57%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value		Face Value
	US Treasury Note 6.875% due 08/15/2025 (2)	$148,024		$99,607		$123,696
		$148,024		$99,607		$123,696

Additional Disclosure on U.S. Treasury Securities		Cost		Cost		Cost
	US Treasury Note 6.875% due 08/15/2025 (2)	$191,986		$129,189		$160,432
		$191,986		$129,189		$160,432

(1)	See Note 4 to the Financial Statements.
(2)	See Note 2 to the Financial Statements.
(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

September 30, 2019 (unaudited)

Frontier	Frontier
Balanced Fund	Select Fund
Fair	% of Total Capital (Net Asset	Fair	% of Total Capital (Net Asset
Description	Value	Value)	Value	Value)
LONG FUTURES CONTRACTS*
Various agriculture futures contracts (U.S.)	$1,300	0.01%	-	0.00%
Various base metals futures contracts (U.S.)	(3,115)	-0.01%	-	0.00%
Various interest rates futures contracts (Europe)	2,224	0.01%	-	0.00%
Various interest rates futures contracts (Far East)	(4,349)	-0.02%	-	0.00%
Various interest rates futures contracts (Oceanic)	3,370	0.01%	-	0.00%
Various precious metal futures contracts (U.S.)	18,570	0.08%	-	0.00%
Various soft futures contracts (U.S.)	10,546	0.05%	$-	0.00%
Various stock index futures contracts (Far East)	(1,064)	0.00%	-	-
Various stock index futures contracts (U.S.)	(3,560)	-0.02%	-	0.00%
Total Long Futures Contracts	$23,922	0.11%	$-	0.00%
SHORT FUTURES CONTRACTS*
Various agriculture futures contracts (Europe)	$1,472	0.01%	-	0.00%
Various agriculture futures contracts (U.S.)	(8,640)	-0.04%	-	0.00%
Various base metals futures contracts (U.S.)	7,329	0.03%	-	0.00%
Various soft futures contracts (Far East)	2,346	0.01%	-	0.00%
Various soft futures contracts (U.S.)	595	0.00%	$-	0.00%
Various stock index futures contracts (Africa)	1,895	0.01%	-	0.00%
Various stock index futures contracts (U.S.)	(644)	0.00%	-	0.00%
Total Short Futures Contracts	$4,353	0.02%	$-	0.00%
CURRENCY FORWARDS*
Various currency forwards contracts (NA)	$(3,091)	-0.01%	$-	0.00%
Total Currency Forwards	$(3,091)	-0.01%	$-	0.00%
Total Open Trade Equity (Deficit)	$25,184	0.12%	$-	0.00%
SWAP (1)
Frontier XXXIV Balanced select swap (U.S.)	$11,149,055	47.94%	$-	-
Total Swap	$11,149,055	47.94%	$-	-

PRIVATE INVESTMENT COMPANIES (3)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	$737,086	3.17%	$-	-
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	1,947,902	8.38%	-	-
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	2,914,696	12.53%	-	-
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	2,022,849	8.70%	-	-
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	-	0.00%	-	-
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	567,509	2.44%	-	-
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	3,067,820	13.19%	-	-
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	3,543,014	15.23%	989,078	27.33%
Galaxy Plus Fund - TT Feeder Fund (531) LLC	-	0.00%	1,590,123	43.94%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	286,842	1.23%	-	-
Total Private Investment Companies	$15,087,718	64.87%	$2,579,201	71.27%

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
Frontier Trading Company XXXVIII, LLC	$24,175	0.10%	$32,482	0.90%
Frontier Trading Company XXXIX, LLC	-	0.00%	551,963	15.25%
Total Investment in Unconsolidated Trading Companies	$24,175	0.10%	$584,445	16.15%

U.S. TREASURY SECURITIES (2)
FACE VALUE	Fair Value	Fair Value

$1,255,000	US Treasury Note 6.875% due 08/15/2025 (Cost $1,606,935)	$317,639	1.37%	$426,797	11.79%
$317,639	1.37%	$426,797	11.79%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value

US Treasury Note 6.875% due 08/15/2025 (2)	$245,188	$329,449
$245,188	$329,449

Additional Disclosure on U.S. Treasury Securities	Cost	Cost

US Treasury Note 6.875% due 08/15/2025 (2)	$318,007	$427,292
$318,007	$427,292

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

The Series of Frontier Funds

Condensed Schedule of Investments

September 30, 2019 (unaudited)

Frontier Global Fund (Formerly	Frontier
Frontier Winton Fund)	Heritage Fund
Fair	% of Total Capital (Net Asset	Fair	% of Total Capital (Net Asset
Description	Value	Value)	Value	Value)
SWAP (1)
Frontier Brevan Howard swap (U.S.)	$-	-	$3,038,450	77.18%
Total Swap	$-	-	$3,038,450	77.18%

PRIVATE INVESTMENT COMPANIES (3)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$6,195,255	100.56%	$1,251,598	31.79%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	-	-	988,968	25.12%
Total Private Investment Companies	$6,195,255	100.56%	$2,240,566	56.91%

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
Frontier Trading Company XXXVIII, LLC	$10,212	0.17%	$39,484	1.00%
Total Investment in Unconsolidated Trading Companies	$10,212	0.17%	$39,484	1.00%

U.S. TREASURY SECURITIES (2)
FACE VALUE	Fair Value	Fair Value

$1,255,000	US Treasury Note 6.875% due 08/15/2025 (Cost $1,606,935)	$134,173	2.18%	$518,799	13.18%
$134,173	2.18%	$518,799	13.18%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value

US Treasury Note 6.875% due 08/15/2025 (2)	$103,570	$400,466
$103,570	$400,466

Additional Disclosure on U.S. Treasury Securities	Cost	Cost

US Treasury Note 6.875% due 08/15/2025 (2)	$134,329	$519,400
$134,329	$519,400

(1)	See Note 4 to the Financial Statements.
(2)	See Note 2 to the Financial Statements.
(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Operations

For the Nine Months Ended September 30, 2019 and 2018 (unaudited)

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	9/30/2019	9/30/2018	9/30/2019	9/30/2018	9/30/2019	9/30/2018

Investment income:
Interest - net	$7,544	$27,408	$4,371	$21,441	$1,828	$10,635

Total Income	7,544	27,408	4,371	21,441	1,828	10,635

Expenses:
Incentive Fees (rebate)	-	12,778	-	-	-	-
Management Fees	2,668	37,905	7,665	83,816	-	-
Service Fees - Class 1, 1A, 2 and 2A	34,708	45,236	11,010	39,503	448	1,398
Trading Fees	382,495	454,513	175,662	335,271	42,660	65,530

Total Expenses	419,871	550,432	194,337	458,590	43,108	66,928

Investment (loss) - net	(412,327)	(523,024)	(189,966)	(437,149)	(41,280)	(56,293)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	1,095,404	(1,717,819)	170,629	(1,253,590)	517,511	(274,347)
Net realized gain/(loss) on private investment companies	(589,985)	45,769	(147,373)	96,298	(641,976)	(186,723)
Net unrealized gain/(loss) on swap contracts	154,015	299,525	-	-	(94,964)	74,903
Net realized gain/(loss) on U.S. Treasury securities	11,466	(48,013)	10,671	(45,508)	5,161	(34,564)
Net unrealized gain/(loss) on U.S. Treasury securities	(8,854)	(609)	(4,121)	10,785	(1,996)	1,715
Change in fair value of investments in unconsolidated trading companies	(86,911)	40,546	(69,323)	(78,937)	(1,559)	(301)

Net gain/(loss) on investments	575,135	(1,380,601)	(39,517)	(1,270,952)	(217,823)	(419,317)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	162,808	(1,903,625)	(229,483)	(1,708,101)	(259,103)	(475,610)

Less: Operations attributable to non-controlling interests	-	-	-	-	-	-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$162,808	$(1,903,625)	$(229,483)	$(1,708,101)	$(259,103)	$(475,610)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$0.47	$(11.95)	$(6.37)	$(17.54)	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	$(9.24)	$(15.16)
Class 2	$2.14	$(12.28)	$(5.93)	$(18.88)	$(10.06)	$(12.27)
Class 2a	N/A	N/A	N/A	N/A	$(10.23)	$(16.44)
Class 3	$2.22	$(11.21)	$(5.38)	$(17.41)	$(10.50)	$(12.88)
Class 3a	N/A	N/A	N/A	N/A	$(10.59)	$(17.05)

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds

Statements of Operations

For the Nine Months Ended September 30, 2019 and 2018 (unaudited)

	Frontier Balanced Fund		Frontier Select Fund
	9/30/2019	9/30/2018	9/30/2019	9/30/2018

Investment income:
Interest - net	$36,502	$35,536	$(5)	$-

Total Income/(loss)	36,502	35,536	(5)	-

Expenses:
Incentive Fees (rebate)	-	145,134	-	-
Management Fees	17,979	69,545	-	-
Service Fees - Class 1, 1A, 2 and 2A	470,826	723,093	79,777	105,111
Risk analysis Fees	4,257	5,141	-	-
Trading Fees	763,616	1,068,482	66,874	92,779

Total Expenses	1,256,678	2,011,395	146,651	197,890

Investment (loss) - net	(1,220,176)	(1,975,859)	(146,656)	(197,890)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	165,840	(270,212)	-	-
Net unrealized gain/(loss) on private investment companies	1,703,296	(3,522,386)	284,633	(797,340)
Net realized gain/(loss) on private investment companies	(787,630)	244,703	138,172	(1,526)
Net change in open trade equity/(deficit)	(224,786)	(141,192)	-	-
Net unrealized gain/(loss) on swap contracts	354,147	509,226	-	-
Net realized gain/(loss) on U.S. Treasury securities	12,092	(63,298)	18,138	(14,456)
Net unrealized gain/(loss) on U.S. Treasury securities	(426)	(6,119)	(14,497)	1,522
Trading commissions	(25,691)	(41,403)	-	-
Change in fair value of investments in unconsolidated trading companies	(140,477)	105,602	36,616	(53,962)

Net gain/(loss) on investments	1,056,365	(3,185,079)	463,062	(865,762)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(163,811)	(5,160,938)	316,406	(1,063,652)

Less: Operations attributable to non-controlling interests	-	-	-	-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(163,811)	$(5,160,938)	$316,406	$(1,063,652)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(0.94)	$(16.15)	$6.35	$(14.86)
Class 1AP	$1.94	$(14.93)	$8.55	$(14.57)
Class 2	$2.62	$(20.00)	$12.34	$(19.32)
Class 2a	$2.26	$(17.29)	N/A	N/A
Class 3a	$2.29	$(17.24)	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds

Statements of Operations

For the Nine Months Ended September 30, 2019 and 2018 (unaudited)

	Frontier Global Fund (formerly, Frontier Winton Fund)		Frontier Heritage Fund
	9/30/2019	9/30/2018	9/30/2019	9/30/2018

Investment income:
Interest - net	$(2)	$-	$(6)	$-

Total Income	(2)	-	(6)	-

Expenses:
Incentive Fees (rebate)	-	-	-	1,394
Management Fees	38,679	366,404	7,289	92,509
Service Fees - Class 1, 1A, 2 and 2A	140,174	-	66,095	-
Risk analysis Fees	-	252,006	-	97,753
Trading Fees	207,342	236,657	88,678	112,771

Total Expenses	386,195	855,067	162,062	304,427

Investment (loss) - net	(386,197)	(855,067)	(162,068)	(304,427)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	1,963,540	-	741,499	(498,155)
Net realized gain/(loss) on private investment companies	(279,918)	-	(125,925)	(98,763)
Net unrealized gain/(loss) on swap contracts	-	-	83,006	(84,079)
Net realized gain/(loss) on U.S. Treasury securities	26,675	(253,908)	10,916	(40,316)
Net unrealized gain/(loss) on U.S. Treasury securities	(32,677)	11,126	(6,631)	2,583
Change in fair value of investments in unconsolidated trading companies	(353,266)	(95,896)	(65,270)	22,800

Net gain/(loss) on investments	1,324,354	(338,678)	637,595	(695,930)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	938,157	(1,193,745)	475,527	(1,000,357)

Less: Operations attributable to non-controlling interests	-	-	(40,244)	(40,765)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$938,157	$(1,193,745)	$435,283	$(959,592)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$20.45	$(13.06)	$13.10	$(20.10)
Class 1AP	$27.24	$(10.93)	$19.38	$(19.70)
Class 2	$34.03	$(10.30)	$23.95	$(26.39)

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Operations

For the Three Months Ended September 30, 2019 and 2018 (unaudited)

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	9/30/2019	9/30/2018	9/30/2019	9/30/2018	9/30/2019	9/30/2018

Investment income:
Interest - net	$1,542	$9,370	$2,215	$4,707	$693	$3,176

Total Income	1,542	9,370	2,215	4,707	693	3,176

Expenses:
Incentive Fees (rebate)	-	10,897	-	-	-	-
Management Fees	-	13,113	-	22,605	-	-
Service Fees - Class 1, 1A, 2 and 2A	11,313	14,432	1,256	11,605	134	334
Trading Fees	126,165	145,750	49,626	95,225	14,443	19,318

Total Expenses	137,478	184,192	50,882	129,435	14,577	19,652

Investment (loss) - net	(135,936)	(174,822)	(48,667)	(124,728)	(13,884)	(16,476)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	165,726	(1,789,414)	35,290	(1,337,997)	(196,972)	(122,307)
Net realized gain/(loss) on private investment companies	(140,151)	1,572,120	(47,606)	1,306,455	60,266	(22,657)
Net unrealized gain/(loss) on swap contracts	193,070	(213,803)	-	-	(51,763)	39,017
Net realized gain/(loss) on U.S. Treasury securities	12,056	(11,658)	5,274	(5,337)	2,456	(4,663)
Net unrealized gain/(loss) on U.S. Treasury securities	(8,429)	3,255	(7,593)	27,844	(2,391)	(2,297)
Change in fair value of investments in unconsolidated trading companies	(1,298)	36,144	(1,813)	(1,603)	(530)	1,511

Net gain/(loss) on investments	220,974	(403,356)	(16,448)	(10,638)	(188,934)	(111,396)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	85,038	(578,178)	(65,115)	(135,366)	(202,818)	(127,872)

Less: Operations attributable to non-controlling interests	-	-	-	-	-	-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$85,038	$(578,178)	$(65,115)	$(135,366)	$(202,818)	$(127,872)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$0.28	$(3.84)	$(2.60)	$(2.13)	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	$(5.30)	$(4.59)
Class 2	$0.87	$(3.96)	$(2.35)	$(1.99)	$(9.76)	$(2.98)
Class 2a	N/A	N/A	N/A	N/A	$(5.94)	$(4.98)
Class 3	$0.88	$(3.62)	$(2.14)	$(1.78)	$(10.18)	$(3.13)
Class 3a	N/A	N/A	N/A	N/A	$(6.21)	$(5.17)

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds

Statements of Operations

For the Three Months Ended September 30, 2019 and 2018 (unaudited)

	Frontier Balanced Fund		Frontier Select Fund
	9/30/2019	9/30/2018	9/30/2019	9/30/2018

Investment income:
Interest - net	$11,640	$10,592	$(5)	$-

Total Income/(loss)	11,640	10,592	(5)	-

Expenses:
Incentive Fees (rebate)	-	-	-	-
Management Fees	4,614	26,643	-	-
Service Fees - Class 1, 1A, 2 and 2A	145,900	222,302	27,710	32,149
Risk analysis Fees	1,385	1,612	-	-
Trading Fees	236,156	339,537	21,767	27,076

Total Expenses	388,055	590,094	49,477	59,225

Investment (loss) - net	(376,415)	(579,502)	(49,482)	(59,225)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(92,058)	13,124	-	-
Net unrealized gain/(loss) on private investment companies	236,355	(373,146)	25,424	163,993
Net realized gain/(loss) on private investment companies	(26,292)	8,097	113,671	(61,092)
Net change in open trade equity/(deficit)	(28,271)	(63,530)	-	-
Net unrealized gain/(loss) on swap contracts	458,043	(620,424)	-	-
Net realized gain/(loss) on U.S. Treasury securities	3,743	(18,391)	6,987	(1,918)
Net unrealized gain/(loss) on U.S. Treasury securities	(5,494)	421	(5,819)	13,357
Trading commissions	(9,459)	(12,466)	-	-
Change in fair value of investments in unconsolidated trading companies	(847)	49,118	(1,094)	(16,945)

Net gain/(loss) on investments	535,720	(1,017,197)	139,169	97,395

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	159,305	(1,596,699)	89,687	38,170

Less: Operations attributable to non-controlling interests	-	-	-	-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$159,305	$(1,596,699)	$89,687	$38,170

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$0.33	$(5.40)	$1.72	$0.66
Class 1AP	$1.41	$(5.05)	$2.69	$1.38
Class 2	$1.90	$(6.82)	$3.56	$1.84
Class 2a	$1.58	$(5.85)	N/A	N/A
Class 3a	$1.64	$(5.83)	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds

Statements of Operations

For the Three Months Ended September 30, 2019 and 2018 (unaudited)

	Frontier Global Fund (formerly, Frontier Winton Fund)		Frontier Heritage Fund
	9/30/2019	9/30/2018	9/30/2019	9/30/2018

Investment income:
Interest - net	$(2)	$-	$(6)	$-

Total Income	(2)	-	(6)	-

Expenses:
Incentive Fees (rebate)	-	-	-	-
Management Fees	-	104,062	-	22,635
Service Fees - Class 1, 1A, 2 and 2A	45,272	(175,167)	22,197	(68,410)
Risk analysis Fees	-	252,006	-	97,753
Trading Fees	82,029	73,379	31,932	33,624

Total Expenses	127,301	254,280	54,129	85,602

Investment (loss) - net	(127,303)	(254,280)	(54,135)	(85,602)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	409,626	-	225,227	21,582
Net realized gain/(loss) on private investment companies	86,211	-	(51,997)	(17,465)
Net unrealized gain/(loss) on swap contracts	-	-	1,777	6,454
Net realized gain/(loss) on U.S. Treasury securities	231	(48,714)	4,776	(7,717)
Net unrealized gain/(loss) on U.S. Treasury securities	(3,190)	(41,503)	(4,018)	(1,094)
Change in fair value of investments in unconsolidated trading companies	(1,261)	156,865	(1,352)	20,832

Net gain/(loss) on investments	491,617	66,648	174,413	22,592

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	364,314	(187,632)	120,278	(63,010)

Less: Operations attributable to non-controlling interests	-	-	(861)	3,130

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$364,314	$(187,632)	$121,139	$(66,140)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$8.39	$(2.64)	$3.33	$(1.58)
Class 1AP	$11.03	$(1.68)	$4.82	$(0.88)
Class 2	$13.72	$2.73	$6.52	$(1.23)

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital

For the Nine Months Ended September 30, 2019 (unaudited)

	Frontier Diversified Fund							Frontier Masters Fund
	Class 1	Class 2	Class 2	Class 3	Class 3			Class 1	Class 2	Class 2	Class 3	Class 3
	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total

Owners’ Capital, December 31, 2018	$1,703,556	$3,005	$7,669,749	$172,426	$6,607,774	$-	$16,156,510	$1,484,478	$51,365	$1,241,610	$20,019	$2,774,661	$-	$5,572,133

Redemption of Units	(267,729)	-	(1,985,772)	(39,000)	(1,736,784)	-	(4,029,284)	(1,450,002)	(33,000)	(198,224)	-	(967,911)	-	(2,649,137)
Transfer of Units In(Out)	(175,458)	-	-	-	175,458	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	63,683	53	56,859	2,314	39,900	-	162,808	(19,478)	(2,287)	(65,606)	(1,068)	(141,044)	-	(229,483)

Owners’ Capital, September 30, 2019	$1,324,052	$3,058	$5,740,836	$135,740	$5,086,348	$-	$12,290,034	$14,998	$16,078	$977,780	$18,951	$1,665,706	$-	$2,693,513

Owners’ Capital - Units, December 31, 2018	16,661	25	63,469	1,531	58,671			16,296	477	11,532	199	27,537

Redemption of Units (including transfers)	(3,771)	-	(16,789)	(349)	(14,382)			(16,119)	(319)	(1,922)	-	(10,075)

Owners’ Capital - Units, September 30, 2019	12,890	25	46,680	1,182	44,289			177	158	9,610	199	17,462

Net asset value per unit at December 31, 2018	$102.25		$120.84		$112.62			$91.10		$107.68		$100.77

Change in net asset value per unit for the nine months ended September 30, 2019	0.47		2.14		2.22			(6.37)		(5.93)		(5.38)

Net asset value per unit at September 30, 2019	$102.72		$122.98		$114.84			$84.73		$101.75		$95.39

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital

For the Nine Months Ended September 30, 2019 (unaudited)

	Frontier Long/Short Commodity Fund
	Class 2		Class 3	Class 1a	Class 2a		Class 3a
	Managing Owner	Limited Owners	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total

Owners’ Capital, December 31, 2018	$5,998	$78,098	$1,791,417	$20,051	$20,484	$165,985	$1,253	$361,921	$-	$2,445,207

Redemption of Units	(500)	(32,586)	(153,569)	(4,858)	(4,000)	(62,516)	-	(58,503)	-	(316,532)
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	(570)	(5,794)	(169,764)	(2,874)	(2,788)	(24,218)	(190)	(52,905)	-	(259,103)

Owners’ Capital, September 30, 2019	$4,928	$39,718	$1,468,084	$12,319	$13,696	$79,251	$1,063	$250,513	$-	$1,869,572

Owners’ Capital - Units, December 31, 2018	61	790	17,283	352	307	2,495	18	5,180

Redemption of Units (including transfers)	(5)	(343)	(1,524)	(93)	(65)	(1,086)	-	(951)

Owners’ Capital - Units, September 30, 2019	56	447	15,759	259	242	1,409	18	4,229

Net asset value per unit at December 31, 2018		98.82	103.66	56.80		66.52		69.83

Change in net asset value per unit for the nine months ended September 30, 2019		(10.06)	(10.50)	(9.24)		(10.23)		(10.59)

Net asset value per unit at September 30, 2019		$88.76	$93.16	$47.56		$56.30		$59.24

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital

For the Nine Months Ended September 30, 2019 (unaudited)

	Frontier Balanced Fund
	Class 1	Class 1AP	Class 2		Class 2a		Class 3a
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Non-Controlling Interests	Total

Owners’ Capital, December 31, 2018	$25,703,922	$355,112	$125,021	$4,403,354	$251,097	$88,076	$893,515	$-	$31,820,097

Redemption of Units (including transfers)	(6,981,365)	(24,995)	(43,500)	(1,218,395)	(69,000)	(45,814)	(16,646)	-	(8,399,715)
Transfer of Units In(Out)	(24,405)	-	-	24,405	-	-	-	-	-
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	(244,159)	4,949	655	58,866	1,861	1,251	12,766	-	(163,811)

Owners’ Capital, September 30, 2019	$18,453,993	$335,066	$82,176	$3,268,230	$183,958	$43,513	$889,635	$-	$23,256,571

Owners’ Capital - Units, December 31, 2018	218,514	2,643	691	24,294	1,601	562	5,718

Redemption of Units (including transfers)	(60,363)	(185)	(243)	(6,532)	(445)	(288)	(107)

Owners’ Capital - Units, September 30, 2019	158,151	2,458	448	17,762	1,156	274	5,611

Net asset value per unit at December 31, 2018	117.63	134.16		180.94		156.81	156.26

Change in net asset value per unit for the nine months ended September 30, 2019	(0.94)	1.94		2.62		2.26	2.29

Net asset value per unit at September 30, 2019	$116.69	$136.10		$183.56		$159.07	$158.55

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital

For the Nine Months Ended September 30, 2019 (unaudited)

	Frontier Select Fund						Frontier Global Fund (Formerly Frontier Winton Fund)						Frontier Heritage Fund
	Class 1	Class 1AP	Class 2				Class 1	Class 1AP	Class 2				Class 1	Class 1AP	Class 2
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total

Owners’ Capital, December 31, 2018	$3,709,130	$1,897	$46,368	$99,467	$-	$3,856,862	$7,755,444	$32,082	$107,598	$313,167	$-	$8,208,291	$3,331,725	$1,006	$46,961	$573,992	$511,718	$4,465,402

Redemption of Units	(510,200)	-	(10,000)	(34,191)	-	(554,391)	(2,901,069)	-	(52,000)	(32,395)	-	(2,985,464)	(897,838)	-	(15,000)	(91,031)	-	(1,003,869)
Operations attributable to non-controlling interests							-					-	-	-	-	-	40,244	40,244
Transfer of Units In(Out)	(9,665)	9,665	-	-		-							(7,458)	7,458	-	-	-	-
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	296,868	10,665	3,524	5,349		316,406	865,445	5,830	11,341	55,541	-	938,157	334,895	8,569	4,584	87,235	-	435,283

Owners’ Capital, September 30, 2019	$3,495,798	$12,562	$39,892	$70,625	$-	$3,618,877	$5,719,820	$37,912	66,939	$336,313	$-	$6,160,984	$2,768,782	$9,575	$36,545	$570,196	$551,963	$3,937,061

Owners’ Capital - Units, December 31, 2018	51,939	23	429	919			58,946	214	575	1,673			33,374	9	308	3,763

Sale of Units (including transfers)
Redemption of Units (including transfers)	(6,982)	115	(97)	(334)			(21,321)	-	(272)	(153)			(8,856)	64	(101)	(532)

Owners’ Capital - Units, September 30, 2019	44,957	138	332	585			37,625	214	303	1,520			24,518	73	207	3,231

Net asset value per unit at December 31, 2018	71.41	82.48		108.18			131.57	149.92		187.17			99.83	111.78		152.53

Change in net asset value per unit for the nine months ended September 30, 2019	6.35	8.55		12.34			20.45	27.24		34.03			13.10	19.38		23.95

Net asset value per unit at September 30, 2019	$77.76	$91.03		$120.52			$152.02	$177.16		$221.20			$112.93	$131.16		$176.48

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Cash Flows

For the Nine Months Ended September 30, 2019 and September 30, 2018 (unaudited)

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$162,808	$(1,903,625)	$(229,483)	$(1,708,101)	$(259,103)	$(475,610)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in ownership allocation of U.S. Treasury securities	1,879,602	(69,880)	667,275	1,589,162	(369,853)	(208,272)
Net unrealized (gain)/loss on swap contracts	(154,015)	(299,525)	-		94,964	(74,903)
Net unrealized (gain)/loss on U.S. Treasury securities	8,854	609	4,121	(10,785)	1,996	(1,715)
Net realized (gain)/loss on U.S. Treasury securities	(11,466)	48,013	(10,671)	45,508	(5,161)	34,564
Net unrealized (gain)/loss on private investment companies	(1,095,404)	1,717,819	(170,629)	1,253,590	(517,511)	274,347
Net realized (gain)/loss on private investment companies	589,985	(45,769)	(147,373)	(96,298)	641,976	186,723
(Purchases) sales of:
Sales of U.S. Treasury securities	1,531,470	1,665,387	436,661	1,553,660	948,424	1,189,411
Purchase of U.S. Treasury securities	(2,046,958)	(1,841,423)	(1,078,415)	(2,041,104)	(535,065)	(887,337)
U.S. Treasury interest and premium paid/amortized	(5)	25,935	4,371	14,162	1,828	13,128
Purchase of Private Investment Companies	(4,768,240)	(3,430,348)	(1,779,115)	(2,928,656)	(1,149,013)	(1,081,849)
Reduction of collateral in Swap contracts	1	1,100,000	-		-	-
Sale of Private Investment Companies	6,503,414	4,400,709	4,175,445	4,712,267	1,346,455	1,691,274
Increase and/or decrease in:
Investments in unconsolidated trading companies, at fair value	1,146,315	1,079,119	765,267	531,197	15,966	21,650
Interest receivable	30,717	6,341	2,266	27,586	3,086	8,761
Receivable from related parties	(105,149)	-	-	-	-	-
Other assets	(178,138)	-	-	2,973	-	(43,557)
Incentive fees payable to Managing Owner	6,380	(1,950)	-	-	60,871	-
Management fees payable to Managing Owner	(3,875)	4,195	(8,347)	(1,455)	-	-
Interest payable to Managing Owner	-	-	-	-	(37)	(59)
Trading fees payable to Managing Owner	(4,813)	(13,905)	(11,077)	(16,958)	(716)	(2,866)
Service fees payable to Managing Owner	(2,283)	938	(1,633)	(945)	(51)	(106)
Subscriptions in advance for service fee rebates	97,019	-	3,658	-	-	-
Other liabilities	-	(21,907)	381	39,602	637	-

Net cash provided by (used in) operating activities	3,586,219	2,420,733	2,622,702	2,965,405	279,693	643,584

Cash Flows from Financing Activities:
Payment for redemption of units	(4,029,284)	(2,618,601)	(2,649,137)	(3,456,368)	(316,532)	(769,015)
Change in owner redemptions payable	-	73,079	-	114,815	-	6,185

Net cash provided by (used in) financing activities	(4,029,284)	(2,545,522)	(2,649,137)	(3,341,553)	(316,532)	(762,830)

Net increase (decrease) in cash and cash equivalents	(443,065)	(124,789)	(26,435)	(376,147)	(36,839)	(119,246)

Cash and cash equivalents, beginning of period	472,695	189,890	46,374	411,695	61,600	152,200
Cash and cash equivalents, end of period	$29,630	$65,101	$19,939	$35,548	$24,761	$32,954

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Cash Flows

For the Nine Months Ended September 30, 2019 and September 30, 2018 (unaudited)

	Frontier Balanced Fund		Frontier Select Fund
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(163,811)	$(5,160,938)	$316,406	$(1,063,652)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	195,475	201,996	-	-
Due from Managing Owner	-	184,106	-	-
Net change in ownership allocation of U.S. Treasury securities	1,479,242	53,128	(914,443)	509,154
Net unrealized (gain)/loss on swap contracts	(354,147)	(509,226)	-	-
Net unrealized (gain)/loss on U.S. Treasury securities	426	6,119	14,497	(1,522)
Net realized (gain)/loss on U.S. Treasury securities	(12,092)	63,298	(18,138)	14,456
Net unrealized (gain)/loss on private investment companies	(1,703,296)	3,522,386	(284,633)	797,340
Net realized (gain)/loss on private investment companies	787,630	(244,703)	(138,172)	1,526
(Purchases) sales of:
Sales of U.S. Treasury securities	972,761	2,213,107	1,906,054	501,919
Purchases of U.S. Treasury securities	(2,671,069)	(3,228,823)	(1,332,376)	(899,134)
U.S. Treasury interest and premium paid/amortized	36,502	41,873	(5)	9,132
Purchase of Private Investment Companies	(8,141,550)	(6,751,508)	(1,071,749)	(2,471,707)
Sale of Private Investment Companies	16,823,824	9,805,250	2,167,428	3,809,055
Reduction of collateral in Swap contracts	-	2,000,000	-
Increase and/or decrease in:
Receivable from futures commission merchants	(177,958)	4,727,066	-	-
Investments in unconsolidated trading companies, at fair value	1,720,824	1,033,362	(61,265)	63,092
Interest receivable	391	2,361	(1,195)	6,820
Other assets	(380,111)	(40,189)	-	(17,218)
Incentive fees payable to Managing Owner	-	11,554	-	-
Management fees payable to Managing Owner	(5,248)	1,063	-	-
Interest payable to Managing Owner	(1,244)	(32,716)	282	(593)
Trading fees payable to Managing Owner	(25,253)	(26,198)	(369)	(6,368)
Service fees payable to Managing Owner	(14,538)	302	(188)	(6,993)
Risk analysis fees payable	302	-	-	-
Subscriptions in advance for service fee rebates	50,347	-	4,560	-
Other liabilities	1,019	125,196	8,572	(5,725)

Net cash provided by (used in) operating activities	8,418,426	7,997,866	595,266	1,239,582

Cash Flows from Financing Activities:
Payment for redemption of units	(8,399,715)	(8,088,356)	(554,391)	(1,346,141)
Change in owner redemptions payable	(7,187)	31,266	-	10,437

Net cash provided by (used in) financing activities	(8,406,902)	(8,057,090)	(554,391)	(1,335,704)

Net increase (decrease) in cash and cash equivalents	11,524	(59,224)	40,875	(92,050)

Cash and cash equivalents, beginning of period	37,556	164,332	25,072	114,973
Cash and cash equivalents, end of period	$49,080	$105,108	$65,947	$22,923

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Cash Flows

For the Nine Months Ended September 30, 2019 and September 30, 2018 (unaudited)

	Frontier Global Fund (Formerly Frontier Winton Fund)		Frontier Heritage Fund
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$938,157	$(1,193,745)	$475,527	$(1,000,357)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in ownership allocation of U.S. Treasury securities	(2,136,419)	(1,817,543)	(604,742)	(54,774)
Net unrealized (gain)/loss on swap contracts	-	-	(83,006)	84,079
Net unrealized (gain) loss on U.S. Treasury securities, at fair value	32,677	(11,126)	6,631	(2,583)
Net realized (gain) loss on U.S. Treasury securities, at fair value	(26,675)	253,908	(10,916)	40,316
Net unrealized gain/(loss) on private investment companies	(1,963,540)	-	(741,499)	498,155
Net realized gain/(loss) on private investment companies	279,918	-	125,925	98,763
(Purchases) sale of:
Sales of U.S. Treasury Securities	8,578,317	8,763,300	1,980,729	1,393,371
Purchases of U.S. Treasury Securities	(3,455,520)	(6,626,880)	(1,446,573)	(1,204,398)
U.S. Treasury interest and premium paid/amortized	(2)	137,325	(6)	23,530
Purchase of Private Investment Companies	(4,884,833)	-	(750,704)	(683,033)
Sale of Private Investment Companies	373,200	-	1,293,592	763,850
Increase and/or decrease in:
Investments in unconsolidated trading companies, at fair value	4,281,863	2,976,782	687,202	636,915
Interest receivable	63,537	76,588	5,634	14,617
Receivable from related parties	-	58,146	-	-
Other assets	-	(18,359)	-	0
Incentive fees payable to Managing Owner	-	-	-	-
Management fees payable to Managing Owner	(42,705)	(18,565)	(9,201)	(7,101)
Interest payable to Managing Owner	(7,846)	(5,222)	(764)	(690)
Trading fees payable to Managing Owner	5,614	(19,877)	2,200	(3,723)
Service fees payable to Managing Owner	(4,300)	(5,901)	(350)	(1,482)
Payables to related parties		(152,219)	697	-
Subscriptions in advance for service fee rebates	14,866	-	9,185	-
Other liabilities	8,402	(82,266)	2,165	(1,474)

Net cash provided by (used in) operating activities	2,054,711	2,314,346	941,725	593,981

Cash Flows from Financing Activities:
Payment for redemption of units	(2,985,464)	(3,380,412)	(1,003,869)	(795,000)
Change in owner redemptions payable	-	7,649	7,210	924

Net cash provided by (used in) financing activities	(2,985,464)	(3,372,763)	(996,659)	(794,076)

Net increase (decrease) in cash and cash equivalents	(930,753)	(1,058,417)	(54,934)	(200,096)

Cash and cash equivalents, beginning of period	951,485	1,403,125	135,096	259,161
Cash and cash equivalents, end of period	$20,732	$344,707	$80,162	$59,065

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

As of September 30, 2019, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund, Frontier Global Fund and Frontier Heritage Fund separates Units into a maximum of three separate Classes—Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Balanced Fund separates Units into a maximum of five separate Classes—Class 1, Class 1AP, Class 2, Class 2A and Class 3A.   The Trust, with respect to the Frontier Long/Short Commodity Fund separates Units into a maximum of five separate Classes—Class 1A, Class 2A, Class 2, Class 3A and Class 3. Between April 15, 2016 and May 10, 2017, a portion of the interests in Frontier Trading Company I, LLC and all of the interests in Frontier Trading Company VII, LLC, Frontier Trading Company XV, LLC, and Frontier Trading Company XXIII LLC held by Frontier Diversified Fund, Frontier Masters Fund, Frontier Select Fund, Frontier Balanced Fund and Frontier Long/Short Commodity Fund were exchanged for equivalent interests in the Galaxy Plus Managed Account Platform (“Galaxy Plus”) which is an unaffiliated, third-party managed account platform.  The assets of Frontier Trading Company I, LLC, which included exposure to Quantmetrics Capital Management LLP’s Multi-Strategy Program, Quantitative Investment Management, LLC’s Quantitative Global Program, Quest Partners LLC’s Quest Tracker Index Program, Chesapeake Capital Management, LLC’s Diversified Program, and Doherty Advisors LLC’s Relative Value Moderate Program,  the assets of Frontier Trading Company VII, LLC, which included exposure to Emil van Essen LLC’s Multi-Strategy Program, Red Oak Commodity Advisors, Inc.’s Fundamental Diversified Program, Rosetta Capital Management, LLC’s Rosetta Trading Program, and Landmark Trading Company’s Landmark Program,  the assets of Frontier Trading Company XV, LLC, which included exposure to Transtrend B.V.’s TT Enhanced Risk (USD) Program, and the assets of Frontier Trading Company XXIII, LLC which included exposure to Fort L.P.’s Global Contrarian Program have been transferred to individual Delaware limited liability companies (“Master Funds”) in Galaxy Plus.   Each Master Fund is sponsored and operated by Gemini Alternative Funds, LLC (“Sponsor”). The Sponsor has contracted with the Trading Advisors to manage the portfolios of the Master Funds pursuant to the advisors’ respective program.  For those Series that invest in Galaxy Plus, approximately 30-70% of those Series assets are used to support the margin requirements of the Master Funds.  The remaining assets of the Series are split between investments in Trading Companies and a pooled cash management account that invests primarily in U.S. Treasury securities.  For those Series that do not invest in Galaxy Plus, their assets are split between investments in Trading Companies and investments in the pooled cash management account.

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

Consolidation—The Series, through investing in the Trading Companies and Galaxy Plus entities, authorize certain Trading Advisors to place trades and manage assets at pre-determined investment levels. The Trading Companies were organized by the Managing Owner for the purpose of investing in commodities interests and derivative instruments, and have no operating income or expenses, except for trading income and expenses and a risk analysis fee (for closed Series only), all of which is allocated to the Series if consolidated by a Series. Galaxy Plus is a series of Delaware limited liability companies, sponsored by Gemini Alternative Funds, LLC, that create exposure to a variety of third party professional managed futures and foreign exchange advisors. Galaxy Plus is available to qualified high-net-worth individuals and institutional investors. Trading Companies in which a Series has a controlling and majority interest as calculated on that Series’ pro-rata net asset value in the Trading Company are consolidated by such Series.

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

Receivable From Futures Commission Merchants—The Series of the Trust deposit assets with a FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust, with respect to the Series, earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of September 30, 2019 and December 31, 2018 included restricted cash for margin requirements of $2,765,900 and $1,717,065, respectively, for the Frontier Trading Company I LLC.

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

Income Taxes—The Trust, with respect to the Series, applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust, with respect to the Series’, financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust, with respect to the Series for the quarter ended September 30, 2019. The 2015 through 2018 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

Incentive Fee (rebate)—The Managing Owner is allowed to share in the incentive fees earned by the CTAs up to 10% of New High Net Trading Profits (as defined in the prospectus). If the Managing Owner’s share of the incentive fee exceeds 10% of New High Net Trading Profits during the period for a particular series, then the Managing Owner is obligated to return any amount in excess to the Series. The returned amounts are recorded as Incentive Fee (Rebate) on the Statements of Operations.

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

Each Series is charged service fees as outlined above. In some cases, amounts paid to selling agents might be less than the amount charged to the Series. When this occurs, the service fee is rebated back to the investor in the form of additional units. During 2017 and 2018, the Series were not allowed to issue additional units. The Managing Owner has determined that the purchase of additional units of the relevant Series will commence in 2019 when the Series are allowed to sell shares again. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $117,449, $31,758, $163, $308,541, $15,722 and $55,344 for the Frontier Diversified, Masters, Long/Short Commodity, Balanced, Select, Global and Heritage Funds, respectively, as of September 30, 2019 and $20,430, $28,100, none, $258,194, $11,162, $133,281 and $46,159 respectively, as of December 31, 2018.

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

The following table summarizes investment in each Series measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value.

September 30, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$14,595	$-	$-	$14,595
Swap Contracts	-	-	6,074,428	6,074,428
U.S. Treasury Securities	191,764	-	-	191,764
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	9,821	-	-	9,821
U.S. Treasury Securities	129,040	-	-	129,040
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	12,196	-	-	12,196
Swap Contracts	-	-	384,138	384,138
U.S. Treasury Securities	160,246	-	-	160,246
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	24,175	-	-	24,175
Open Trade Equity (Deficit)	28,275	(3,091)	-	25,184
Swap Contracts	-	-	11,149,055	11,149,055
U.S. Treasury Securities	317,639	-	-	317,639
Frontier Select Fund
Investment in Unconsolidated Trading Companies	32,482	-	551,963	584,445
U.S. Treasury Securities	426,797	-	-	426,797
Frontier Global Fund
Investment in Unconsolidated Trading Companies	10,212	-	-	10,212
U.S. Treasury Securities	134,173	-	-	134,173
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	39,484	-	-	39,484
Swap Contracts	-	-	3,038,450	3,038,450
U.S. Treasury Securities	518,799	-	-	518,799

	Level 1	Level 2	Level 3	Total
December 31, 2018	Inputs	Inputs	Inputs	Fair Value
Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$1,157,971	$2,939	$-	$1,160,910
Swap Contracts	-	-	5,920,414	5,920,414
U.S. Treasury Securities	1,553,261	-	-	1,553,261
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	772,732	2,356	-	775,088
U.S. Treasury Securities	152,384	-	-	152,384
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	28,163	-	-	28,163
Swap Contracts	-	-	479,102	479,102
U.S. Treasury Securities	202,415	-	-	202,415
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	1,739,609	5,390	-	1,744,999
Open Trade Equity (Deficit)	242,860	(22,201)	-	220,659
Swap Contracts	-	-	10,794,908	10,794,908
U.S. Treasury Securities	123,409	-	-	123,409
Frontier Select Fund
Investment in Unconsolidated Trading Companies	11,462	-	511,718	523,180
U.S. Treasury Securities	82,386	-	-	82,386
Frontier Global Fund (formerly Frontier Winton Fund)
Investment in Unconsolidated Trading Companies	4,280,023	12,052	-	4,292,075
U.S. Treasury Securities	3,126,551	-	-	3,126,551
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	724,614	2,072	-	726,686
Swap Contracts	-	-	2,955,444	2,955,444
U.S. Treasury Securities	443,921	-	-	443,921

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the statements of operations. Investment in unconsolidated trading company asset gains and losses (realized/unrealized) included in earnings are classified in “Change in fair value of investments in unconsolidated trading companies.” During the three months ended September 30, 2019, all identified Level 3 assets were components of the Frontier Diversified Fund, Frontier Long/Short Commodity Fund, Frontier Balanced Fund, Frontier Select Fund, and Frontier Heritage Fund.

For the Nine Months ending September 30, 2019

Swaps

	Frontier Balanced Fund	Frontier Long/Short Commodity Fund
Balance of recurring Level 3 assets as of January 1, 2019	$10,794,908	$479,102
Total gains or losses (realized/unrealized):
Included in earnings-realized		-
Included in earnings-unrealized	354,147	(94,964)
Proceeds from collateral reduction	-	-
Change in ownership allocation	-	-
Transfers in and/or out of Level 3	-	-

Balance of recurring Level 3 assets as of September 30, 2019	$11,149,055	$384,138

	Frontier Diversified Fund	Frontier Heritage Fund
Balance of recurring Level 3 assets as of January 1, 2019	$5,920,414		$2,955,444
Total gains or losses (realized/unrealized):
Included in earnings-realized	-		-
Included in earnings-unrealized	154,014		83,006
Proceeds from collateral reduction	-		-
Change in ownership allocation	-		-
Transfers in and/or out of Level 3	-		-

Balance of recurring Level 3 assets as of September 30, 2019	$6,074,428	$

For the Nine Months ending September 30, 2019
Investments in Unconsolidated Trading Companies:

Frontier Select Fund

Balance of recurring Level 3 assets as of January 1, 2019	$511,718
Change in fair value of investments in unconsolidated trading companies	39,383
Purchases of investments of unconsolidated trading companies	-
Change in ownership allocation	-
Transfers in and/or out of Level 3	-

Balance of recurring Level 3 assets as of September 30, 2019	$551,101

For the Year Ended December 31, 2018

Swaps

	Frontier Balanced Fund	Frontier Long/Short Commodity Fund
Balance of recurring Level 3 assets as of January 1, 2018	$11,340,959	$397,039
Total gains or losses (realized/unrealized):
Included in earnings-realized	-	-
Included in earnings-unrealized	1,453,948	82,063
Proceeds from collateral reduction	(1,999,999)	-
Change in ownership allocation	-	-
Transfers in and/or out of Level 3	-	-
Balance of recurring Level 3 assets as of December 31, 2018	$10,794,908	$479,102

	Frontier Diversified Fund	Frontier Heritage Fund
Balance of recurring Level 3 assets as of January 1, 2018	$6,376,472	$3,094,367
Total gains or losses (realized/unrealized):
Included in earnings-realized	-	-
Included in earnings-unrealized	643,941	(138,923)
Proceeds from collateral reduction	(1,099,999)	-
Change in ownership allocation	-	-
Transfers in and/or out of Level 3	-	-
Balance of recurring Level 3 assets as of December 31, 2018	$5,920,414	$2,955,444

For the Year Ended December 31, 2018

Investments in Unconsolidated Trading Companies:

Frontier Select Fund

Balance of recurring Level 3 assets as of January 1, 2018	$579,073
Change in fair value of investments in unconsolidated trading companies	(67,355)
Purchases of investments of unconsolidated trading companies	-
Change in ownership allocation	-
Transfers in and/or out of Level 3	-
Balance of recurring Level 3 assets as of December 31, 2018	$511,718

The Series of the Trust assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Series’ accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the nine months ended September 30, 2019, the Trust did not transfer any assets between Levels 1, 2 or 3.

The amounts reflected in the change in ownership allocation result from changes in ownership in the underlying Trading Companies at the Series level, which have resulted in changes in consolidation or de-consolidation by the Series. The ownership in the Trading Companies is accounted for under the equity method, which approximates fair value.

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at September 30, 2019:

	Frontier Diversified Fund	Frontier Long/Short Commodity Fund	Frontier Balanced Fund	Frontier Heritage Fund
Swap Contracts	$154,014	$(94,964)	$354,147	$83,006

	Frontier Select Fund
Investments in Unconsolidated Trading Companies	$39,383

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

Each Series’ investment in swaps will likely differ substantially over time due to cash flows, portfolio management decisions and market movements. The swaps serve to diversify the investment holdings of each Series and to provide access to programs and advisors that would not be otherwise available to the Series and are not used for hedging purposes.

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of September 30, 2019, and December 31, 2018, approximately 2.2% and 1.6%, respectively, of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain swaps and is recorded as collateral within the swap fair value within the statement of financial condition. The cash held with the counterparty is not restricted.

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

To help to reduce counterparty risk on the Series, the Managing Owner has the right to reduce the Series’ exposure and remove cash from the Series’ total return swaps with Deutsche Bank AG. This cash holding shall be in excess of $250,000 and may not exceed 40% of the Index exposure in total. Index exposure is defined as the total notional amount plus any profit. The Series are charged interest on this cash holding and any amount removed will be offset against the final settlement value of the swap. As of September 30, 2019, the Frontier Balanced Fund, the Frontier Diversified Fund, the Frontier Long/Short Commodity Fund and Frontier Heritage Fund, had $6,176,555, $4,000,000, $115,000, and $1,900,000, respectively, in cash holdings as shown in the Series’ Statements of Financial Conditions under advance on unrealized swap appreciation, which relates to the Trading Companies’ total return swaps with Deutsche Bank AG.

The Series have invested in the following swaps as of and for the nine months ended September 30, 2019:

	Frontier Balanced Fund	Frontier Diversified Fund	Frontier Long/Short Commodity Fund	Frontier Heritage Fund
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	Deutsche Bank AG	Deutsche Bank AG	Deutsche Bank AG	Deutsche Bank AG
Notional Amount	$7,420,403	$1,761,834	$653,610	$2,072,056
Termination Date	7/31/2023	7/31/2023	7/31/2023	3/27/2023
Cash Collateral	$86,000	$86,000	$29,950	$975,450
Swap Value	$11,063,055	$5,988,428	$354,188	$2,063,000

Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	$354,147	$154,014	$(94,964)	$83,006
Fair Value as of September 30, 2019	$11,149,055	$6,074,428	$384,138	$3,038,450
Advance on swap appreciation	$(6,176,555)	$(4,000,000)	$(115,000)	$(1,900,000)

The Series have invested in the following swaps as of and for the year ended December 31, 2018:

	Frontier Balanced Fund	Frontier Diversified Fund	Frontier Long/Short Commodity Fund	Frontier Heritage Fund
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	Deutsche Bank AG	Deutsche Bank AG	Deutsche Bank AG	Deutsche Bank AG
Notional Amount	$7,420,403	$1,761,834	$653,610	$2,072,056
Termination Date	7/31/2023	7/31/2023	7/31/2023	3/27/2023
Cash Collateral	$86,000	$86,000	$29,950	$978,950
Swap Value	$10,708,908	$5,834,414	$449,152	$1,976,494

Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	$1,453,948	$643,941	$82,063	$(138,924)
Fair Value as of December 31, 2018	$10,794,908	$5,920,414	$479,102	$2,955,444
Advance on swap appreciation	$(6,176,555)	$(4,000,000)	$(115,000)	$(1,900,000)

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

The following table summarizes each of the Series’ investments in unconsolidated Trading Companies as of September 30, 2019 and December 31, 2018:

	As of September 30, 2019		As of December 31, 2018
	Percentage of		Percentage of
	Series Total		Series Total
	Capital Invested in		Capital Invested in
Series	Unconsolidated Trading Companies	Fair Value	Unconsolidated Trading Companies	Fair Value

Frontier Diversified Series —
Frontier Trading Companies II and XXXVIII	0.12%	$14,595	7.19%	$1,160,910

Frontier Masters Fund —
Frontier Trading Companies II and XXXVIII	0.36%	$9,821	13.91%	$775,088

Frontier Long/Short Commodity Fund —
Frontier Trading Company XXXVIII	0.65%	$12,196	1.15%	$28,163

Frontier Balanced Fund —
Frontier Trading Companies II and XXXVIII	0.10%	$24,175	5.48%	$1,744,999

Frontier Select Fund —
Frontier Trading Companies XXXVIII and XXXIX	16.16%	$584,445	13.56%	$523,180

Frontier Global Fund —
Frontier Trading Companies II and XXXVIII	0.16%	$10,212	52.30%	$4,292,075

Frontier Heritage Fund —
Frontier Trading Companies II and XXXVIII	1.00%	$39,484	16.27%	$726,686

The following tables summarize each of the Series’ equity in earnings from unconsolidated Trading Companies and private investment companies for the nine and three months ended September 30, 2019 and 2018.

	Nine Months Ended September 30, 2019
			Change in
	Trading	Realized	Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)
Frontier Balanced Fund —
Frontier Trading Company II, LLC	$-	$-	$(138,899)	$(138,899)
Frontier Trading Company XXXVIII, LLC	-	-	51,988	51,988
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(32,960)	1,276,134	(143,617)	1,099,557
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(21,819)	37,771	(28,451)	(12,499)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(207,730)	1,181,067	(2,772,516)	(1,799,179)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(36,877)	1,781,745	(263,870)	1,480,998
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	-	336,666	336,666
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(75,800)	(1,019,048)	114,320	(980,528)
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	(25,311)	24,230	(124,478)	(125,559)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(12,342)	94,895	(60,935)	21,618
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(62,382)	1,610,738	(656,986)	891,370
Total	$(475,221)	$4,987,532	$(3,686,778)	$825,533

Frontier Global Fund —
Frontier Trading Company II LLC	$-	$-	$(337,431)	$(337,431)
Frontier Trading Company XXXVIII, LLC	-	-	(15,835)	(15,835)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(275,586)	2,465,012	(544,481)	1,644,945
Total	$(275,586)	$2,465,012	$(897,747)	$1,291,679

Frontier Select Fund —
Frontier Trading Company XXXIX, LLC	$-	$-	$40,244	$40,244
Frontier Trading Company XXXVIII, LLC	-	-	(3,628)	(3,628)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(55,024)	494,161	(218,377)	220,760
Galaxy Plus Fund - TT Feeder Fund (531) LLC	(59,657)	423,016	(153,951)	209,408
Total	$(114,681)	$917,177	$(335,712)	$466,784

Frontier Heritage Fund —
Frontier Trading Company II, LLC	$-	$-	$(59,538)	$(59,538)
Frontier Trading Company XXXVIII, LLC	-	-	(5,732)	(5,732)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(72,845)	495,954	(67,669)	355,440
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(68,969)	494,538	(171,703)	253,866
Total	$(141,814)	$990,492	$(304,642)	$544,036

Frontier Long/Short Commodity Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(1,559)	$(1,559)
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	-	-	-	-
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(51,774)	91,669	(359,162)	(319,267)
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	-	102,078	102,078
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(33,999)	210,457	(82,652)	93,806
Total	$(85,773)	$302,126	$(341,295)	$(124,942)

Frontier Diversified Fund —
Frontier Trading Company II, LLC	$-	$-	$(76,616)	$(76,616)
Frontier Trading Company XXXVIII, LLC	-	-	(10,295)	(10,295)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(31,082)	759,977	(110,678)	618,217
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(18,315)	22,480	(15,067)	(10,902)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(134,743)	622,921	(1,655,383)	(1,167,205)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(39,203)	1,170,183	(204,327)	926,653
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	-	165,797	165,797
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(53,774)	(620,976)	70,231	(604,519)
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	(13,254)	10,639	(7,477)	(10,092)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(14,152)	91,712	(51,421)	26,139
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(47,633)	1,000,463	(394,168)	558,662
Total	$(352,156)	$3,057,399	$(2,289,404)	$415,839

Frontier Masters Fund —
Frontier Trading Company II, LLC	$-	$-	$(65,952)	$(65,952)
Frontier Trading Company XXXVIII, LLC	-	-	(3,371)	(3,371)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(53,384)	450,235	(48,097)	348,754
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(98,334)	571,048	(1,099,905)	(627,191)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(24,523)	175,753	(10,967)	140,263
Galaxy Plus Fund - TT Feeder Fund (531) LLC	(50,514)	368,511	(161,851)	156,146
Total	$(226,755)	$1,565,547	$(1,390,143)	$(51,351)

	Three Months Ended September 30, 2019
			Change in
	Trading	Realized	Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)
Frontier Balanced Fund —
Frontier Trading Company II, LLC	$-	$-	$-	$-
Frontier Trading Company XXXVIII, LLC	-	-	52,720	52,720
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(10,590)	640,212	(345,285)	284,337
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(3,924)	(8,300)	50,362	38,138
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(34,168)	2,197,458	(2,736,881)	(573,591)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(18,141)	489,021	(189,474)	281,406
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	-	49,989	49,989
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(25,825)	(82,440)	(70,768)	(179,033)
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	-	-	(3,220)	(3,220)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(5,556)	49,061	(81,389)	(37,884)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(16,734)	624,290	(260,857)	346,699
Total	$(114,938)	$3,909,302	$(3,534,803)	$259,561

Frontier Global Fund —
Frontier Trading Company II LLC	$-	$-	$-	$-
Frontier Trading Company XXXVIII, LLC	-	-	(1,261)	(1,261)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(121,925)	1,258,329	(679,244)	457,160
Total	$(121,925)	$1,258,329	$(680,505)	$455,899

Frontier Select Fund —
Frontier Trading Company XXXIX, LLC	$-	$-	$861	$861
Frontier Trading Company XXXVIII, LLC	-	-	(1,956)	(1,956)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(21,113)	271,422	(171,309)	79,000
Galaxy Plus Fund - TT Feeder Fund (531) LLC	(15,229)	163,325	(80,638)	67,458
Total	$(36,342)	$434,747	$(253,042)	$145,363

Frontier Heritage Fund —
Frontier Trading Company II, LLC	$-	$-	$-	$-
Frontier Trading Company XXXVIII, LLC	-	-	(1,353)	(1,353)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(31,111)	249,999	(134,889)	83,999
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(19,282)	210,449	(108,204)	82,963
Total	$(50,393)	$460,448	$(244,446)	$165,609

Frontier Long/Short Commodity Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(530)	$(530)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(13,946)	470,976	(588,738)	(131,708)
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	-	(40,791)	(40,791)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(9,973)	84,971	(38,123)	36,875
Total	$(23,919)	$555,947	$(668,182)	$(136,154)

Frontier Diversified Fund —
Frontier Trading Company II, LLC	$-	$-	$-	$-
Frontier Trading Company XXXVIII, LLC	-	-	(1,299)	(1,299)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(11,523)	380,182	(214,655)	154,004
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(4,242)	(5,567)	33,921	24,112
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(25,787)	1,535,085	(1,923,484)	(414,186)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(18,205)	359,073	(146,762)	194,106
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	-	21,004	21,004
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(18,552)	(47,540)	(43,774)	(109,866)
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	-	-	-	-
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(6,204)	46,394	(71,948)	(31,758)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(13,631)	396,481	(197,360)	185,490
Total	$(98,144)	$2,664,108	$(2,544,357)	$21,607

Frontier Masters Fund —
Frontier Trading Company II, LLC	$-	$-	$-	$-
Frontier Trading Company XXXVIII, LLC	-	-	(1,813)	(1,813)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(21,521)	218,469	(117,862)	79,086
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(16,746)	734,894	(911,225)	(193,077)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(6,607)	98,467	(58,877)	32,983
Galaxy Plus Fund - TT Feeder Fund (531) LLC	(11,578)	153,702	(78,716)	63,408
Total	$(56,452)	$1,205,532	$(1,168,493)	$(19,413)

	Nine Months Ended September 30, 2018
			Change in
	Trading	Realized	Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)
Frontier Balanced Fund
Frontier Trading Company II, LLC	$-	$-	$114,510	$114,510
Frontier Trading Company XXXVIII, LLC	-	-	(8,908)	(8,908)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(53,188)	(277,921)	103,487	(227,622)
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(44,264)	(119,199)	(22,162)	(185,625)
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LL	(296,953)	894,510	(718,674)	(121,117)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(47,185)	(114,597)	51,845	(109,937)
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(123)	-	(8,469)	(8,592)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(111,704)	(813,565)	90,256	(835,013)
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	(73,053)	(34,735)	6,431	(101,357)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(20,503)	(88,994)	9,703	(99,794)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(175,522)	(1,567,177)	154,073	(1,588,626)
Total	$(822,495)	$(2,121,678)	$(227,908)	$(3,172,081)

Frontier Winton Fund
Frontier Trading Company II, LLC	$-	$-	$(183,988)	$(183,988)
Frontier Trading Company XXXVIII, LLC	-	-	88,092	88,092
Total	$-	$-	$(95,896)	$(95,896)

Frontier Select Fund
Frontier Trading Company XXXIX, LLC	$-	$-	$(38,351)	$(38,351)
Frontier Trading Company XXXVIII, LLC	-	-	(15,611)	(15,611)
Galaxy Plus Fund - TT Feeder Fund (531) LLC	(83,404)	(433,416)	92,847	(423,973)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(112,056)	(80,517)	(182,320)	(374,893)
Total	$(195,460)	$(513,933)	$(143,435)	$(852,828)

Frontier Heritage Fund
Frontier Trading Company II, LLC	$-	$-	$26,444	$26,444
Frontier Trading Company XXXVIII, LLC	-	-	(3,644)	(3,644)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(128,567)	(535,418)	67,067	(596,918)
Total	$(128,567)	$(535,418)	$89,867	$(574,118)

Frontier Long/Short Commodity Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(301)	$(301)
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LLC	(75,198)	191,295	(164,749)	(48,652)
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(681)	-	(145,612)	(146,293)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(59,678)	(230,562)	24,115	(266,125)
Total	$(135,557)	$(39,267)	$(286,547)	$(461,371)

Frontier Diversified Fund
Frontier Trading Company II, LLC	$-	$-	$40,239	40,239
Frontier Trading Company XXXVIII, LLC	-	-	307	307
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(25,766)	(94,474)	36,713	(83,527)
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(28,732)	(48,799)	(12,067)	(89,598)
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LLC	(127,929)	449,134	(404,314)	(83,109)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(28,612)	(2,139)	29,425	(1,326)
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	(62)	1,592	1,530
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(62,615)	(428,811)	18,024	(473,402)
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	(45,287)	(7,954)	2,742	(50,499)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(23,108)	(89,102)	9,703	(102,507)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(92,781)	(751,752)	54,921	(789,612)
Total	$(434,830)	$(973,959)	$(222,715)	$(1,631,504)

Frontier Masters Fund
Frontier Trading Company II, LLC	$-	$-	$(99,255)	(99,255)
Frontier Trading Company XV, LLC	-	-	-	-
Frontier Trading Company XXXVIII, LLC	-	-	20,318	20,318
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	-	(76,396)	68,413	(7,983)
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LLC	(200,364)	498,398	(429,904)	(131,870)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(132,925)	(709,314)	39,893	(802,346)
Galaxy Plus Fund - TT Feeder Fund (531) LLC	(64,811)	7,178	(157,460)	(215,093)
Total	$(398,100)	$(280,134)	$(557,995)	$(1,236,229)

	Three Months Ended September 30, 2018
			Change in
	Trading	Realized	Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)
Frontier Balanced Fund
Frontier Trading Company II, LLC	$-	$-	$46,550	$46,550
Frontier Trading Company XXXVIII, LLC	-	-	2,568	2,568
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(9,291)	(65,905)	96,559	21,363
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(12,879)	39,369	(23,273)	3,217
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LL	(68,449)	525,034	(732,131)	(275,546)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(10,825)	24,104	41,083	54,362
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	-	(4,884)	(4,884)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(38,176)	(205,387)	29,398	(214,165)
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	(10,502)	37,958	(5,938)	21,518
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(6,575)	(46,302)	6,537	(46,340)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(38,085)	46,290	67,221	75,426
Total	$(194,782)	$355,161	$(476,310)	$(315,931)

Frontier Winton Fund
Frontier Trading Company II, LLC	$-	$-	$2,568	$2,568
Frontier Trading Company XXXVIII, LLC	-	-	154,297	154,297
Total	$-	$-	$156,865	$156,865

Frontier Select Fund
Frontier Trading Company XXXIX, LLC	$-	$-	$3,227	$3,227
Frontier Trading Company XXXVIII, LLC	-	-	(20,172)	(20,172)
Galaxy Plus Fund - TT Feeder Fund (531) LLC	(21,700)	91,839	25,085	95,224
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(31,965)	13,930	25,712	7,677
Total	$(53,665)	$105,769	$33,852	$85,956

Frontier Heritage Fund
Frontier Trading Company II, LLC	$-	$-	$19,781	$19,781
Frontier Trading Company XXXVIII, LLC	-	-	1,051	1,051
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(33,189)	14,991	22,315	4,117
Total	$(33,189)	$14,991	$43,147	$24,949

Frontier Long/Short Commodity Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$1,511	$1,511
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LLC	(19,658)	84,795	(121,669)	(56,532)
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	-	(90,105)	(90,105)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(15,062)	5,925	10,810	1,673
Total	$(34,720)	$90,720	$(199,453)	$(143,453)

Frontier Diversified Fund
Frontier Trading Company II, LLC	$-	$-	$34,017	$34,017
Frontier Trading Company XXXVIII, LLC	-	-	2,127	2,127
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(4,157)	(23,653)	34,404	6,594
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(9,004)	22,242	(13,179)	59
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LLC	(39,614)	258,878	(358,841)	(139,577)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(9,027)	10,939	20,972	22,884
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	-	(2,350)	(2,350)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(20,929)	(92,636)	16,282	(97,283)
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	(8,047)	17,990	(2,619)	7,324
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(7,511)	(46,302)	6,537	(47,276)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(20,337)	21,164	31,504	32,331
Total	$(118,626)	$168,622	$(231,146)	$(181,150)

Frontier Masters Fund
Frontier Trading Company II, LLC	$-	$-	$(4,703)	$(4,703)
Frontier Trading Company XXXVIII, LLC	-	-	3,100	3,100
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LLC	(51,154)	235,343	(326,220)	(142,031)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(32,744)	17,636	26,253	11,145
Galaxy Plus Fund - TT Feeder Fund (531) LLC	(17,623)	95,172	21,795	99,344
Total	$(101,521)	$348,151	$(279,775)	$(33,145)

The Series’ investments in private investment companies have certain redemption and liquidity restrictions which are described in the following table:

	Redemptions Notice	Redemptions	Liquidity
	Period	Permitted	Restrictions
Frontier Diversified Fund
Multi-Strategy
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	24 hours	Daily	None
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None
Option Trading
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	24 hours	Daily	None

Frontier Masters Fund
Trend Following
Galaxy Plus Fund - TT Feeder Fund (531) LLC	24 hours	Weekly	None
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Multi-Strategy
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None

Frontier Long/Short Commodity Fund
Multi-Strategy
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	24 hours	Daily	None
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None

Frontier Balanced Fund
Multi-Strategy
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	24 hours	Daily	None
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None
Option Trading
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	24 hours	Daily	None

Frontier Select Fund
Trend Following
Galaxy Plus Fund - TT Feeder Fund (531) LLC	24 hours	Weekly	None
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None

Frontier Heritage Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None

Frontier Global Fund
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None

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

As of the date of this report, for a Series that has invested in a swap, a Trading Advisor does not receive any management fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. As of September 30, 2019 and December 31, 2018, the management fee embedded in (i) swaps owned by Frontier Diversified Fund was 1.00% per annum, (ii) swaps owned by Frontier Balanced Fund was 1.00% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 1.50% per annum, (iv) swaps owned by Frontier Select Fund was 1.00% per annum, and (v) swaps owned by Frontier Heritage Fund was 1.00% per annum, and the Managing Owner has waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded management fee was accrued on the relevant notional amount of the swap.

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

Trading Fees—In connection with each Series’ trading activities the Frontier Balanced Fund, Frontier Select Fund, Frontier Global Fund and Frontier Heritage Fund pays to the Managing Owner an FCM fee of up to 2.25% per annum of notional assets allocated to the trading advisors, including through investments in commodity pools available on the Galaxy Plus Platform, and any reference programs of the applicable Series. The Frontier Diversified Fund, Frontier Long/Short Commodity Fund and Frontier Masters Fund pays to the Managing Owner an FCM fee of up to 2.25% of notional assets allocated to the trading advisors, including through investments in commodity pools available on the Galaxy Plus Platform, and a custodial/due diligence fee of 0.12% of such Series’ NAV, calculated daily.

Incentive Fees—Some Series pay to the Managing Owner an incentive fee of a certain percentage of New High Net Trading Profits generated in the Trading Companies by such Series, monthly or quarterly. In addition, the Managing Owner receives a quarterly incentive fee of a certain percentage of New High Net Trading Profits generated in the Galaxy Plus entities that have been allocated to the Series. The incentive fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. Because the Frontier Diversified Fund, Frontier Masters Fund, Frontier Balanced Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Long/Short Commodity Fund may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Frontier Balanced Fund and the Frontier Diversified Fund and 20% for the Frontier Global Fund, Frontier Heritage Fund, Frontier Select Fund, Frontier Long/Short Commodity Fund and Frontier Masters Fund. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series. As of the date of this report, for a Series that has invested in a swap, the Managing Owner or Trading Advisor(s) do not receive any incentive fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. As of September 30, 2019 and December 31, 2018, the range of incentive fees as a percentage of net new trading profits on swaps embedded in (i) swaps owned by Frontier Diversified Fund was 20-25% per annum, (ii) swaps owned by Frontier Balanced Fund was 20-25% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 25% per annum, and (iv) swaps owned by Frontier Heritage Fund was 15% per annum, and the Managing Owner has waived the entire incentive fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded incentive fee was accrued based on the net new trading profits of the swap.

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

The Managing Owner has determined that the purchase of additional units of the relevant series will commence in 2019. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $117,449, $31,758, $163, $308,541, $15,722 and $55,344 for the Frontier Diversified, Masters, Long/Short Commodity, Balanced, Select, Global and Heritage Funds, respectively.

The following table summarizes fees earned by the Managing Owner for the three and nine months ended September 30, 2019 and 2018:

Three Months Ended September 30, 2019	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	$-	$11,313	$126,165
Frontier Masters Fund	-	-	1,256	49,626
Frontier Long/Short Commodity Fund	-	-	134	14,443
Frontier Balanced Fund	-	4,614	145,900	236,156
Frontier Select Fund	-	-	27,710	21,767
Frontier Global Fund	-	-	45,272	82,029
Frontier Heritage Fund	-	-	22,197	31,932

Three Months Ended September 30, 2018	Incentive Fees (rebate)	Management Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$10,897	$13,113	$14,432	$145,750
Frontier Masters Fund	-	22,605	11,605	95,225
Frontier Long/Short Commodity Fund	-	-	334	19,318
Frontier Balanced Fund	-	26,643	222,302	339,537
Frontier Select Fund	-	-	32,149	27,076
Frontier Winton Fund	-	104,062	76,839	73,379
Frontier Heritage Fund	-	22,635	29,343	33,624

Nine Months Ended September 30, 2019	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	$2,668	$34,708	$382,495
Frontier Masters Fund	-	7,665	11,010	175,662
Frontier Long/Short Commodity Fund	-	-	448	42,660
Frontier Balanced Fund	-	17,979	470,826	763,616
Frontier Select Fund	-	-	79,777	66,874
Frontier Global Fund	-	38,679	140,174	207,342
Frontier Heritage Fund	-	7,289	66,095	88,678

Nine Months Ended September 30, 2018	Incentive Fees (rebate)	Management Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$12,778	$37,905	$45,236	$454,513
Frontier Masters Fund	-	83,816	39,503	335,271
Frontier Long/Short Commodity Fund	-	-	1,398	65,530
Frontier Balanced Fund	145,134	69,545	723,093	1,068,482
Frontier Select Fund	-	-	105,111	92,779
Frontier Winton Fund	-	366,404	252,006	236,657
Frontier Heritage Fund	1,394	92,509	97,753	112,771

The following table summarizes fees payable to the Managing Owner as of September 30, 2019 and December 31, 2018.

As of September 30, 2019	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees	Risk Analysis Fees

Frontier Diversified Fund	$-	$-	$-	$2,215	$40,014	$-
Frontier Masters Fund	-	-	-	-	117	-
Frontier Long/Short Commodity Fund	-	-	-	(37)	-	-
Frontier Balanced Fund	-	8,669	246	42,253	76,517	9,429
Frontier Select Fund	-	-	282	8,387	7,443	-
Frontier Global Fund	-	-	278	13,503	29,967	-
Frontier Heritage Fund	-	-	474	6,334	12,389	-

As of December 31, 2018	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$10,897	$3,875	$-	$4,498	$44,827
Frontier Masters Fund	-	8,347	-	1,750	27,984
Frontier Long/Short Commodity Fund	-	-	-	51	5,306
Frontier Balanced Fund	-	13,917	1,490	56,791	101,770
Frontier Select Fund	-	-	-	8,575	7,812
Frontier Global Fund	-	42,705	8,124	17,803	24,353
Frontier Heritage Fund	-	9,201	1,238	6,684	10,189

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

The following table outlines the interest paid by each Series to the Managing Owner and its ratio to average net assets for the three and nine months ended September 30, 2019 and 2018:

Three Months Ended	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Ratio to Average Net Assets	Ratio to Average Net Assets

Frontier Diversified Fund Class 1	$-	$-	0.00%	0.00%
Frontier Diversified Fund Class 2	-	-	0.00%	0.00%
Frontier Diversified Fund Class 3	-	-	0.00%	0.00%
Frontier Masters Fund Class 1	-	-	0.00%	0.00%
Frontier Masters Fund Class 2	-	-	0.00%	0.00%
Frontier Masters Fund Class 3	-	-	0.00%	0.00%
Frontier Long/Short Commodity Fund Class 2	5	4	0.01%	0.00%
Frontier Long/Short Commodity Fund Class 3	129	55	0.01%	0.00%
Frontier Long/Short Commodity Fund Class 1a	-	-	0.00%	0.00%
Frontier Long/Short Commodity Fund Class 2a	-	-	0.00%	0.00%
Frontier Long/Short Commodity Fund Class 3a	-	-	0.00%	0.00%
Frontier Balanced Fund Class 1	877	4,688	0.00%	0.01%
Frontier Balanced Fund Class 1AP	17	85	0.00%	0.02%
Frontier Balanced Fund Class 2	178	848	0.00%	0.01%
Frontier Balanced Fund Class 2a	2	12	0.00%	0.00%
Frontier Balanced Fund Class 3a	8	31	0.00%	0.00%
Frontier Select Fund Class 1	2,364	228	0.06%	0.00%
Frontier Select Fund Class 1AP	8	1	0.06%	0.01%
Frontier Select Fund Class 2	73	20	0.06%	0.00%
Frontier Global Fund Class 1	1,236	5,024	0.02%	0.04%
Frontier Global Fund Class 1AP	8	18	0.02%	0.05%
Frontier Global Fund Class 2	87	310	0.02%	0.03%
Frontier Heritage Fund Class 1	1,457	412	0.05%	0.01%
Frontier Heritage Fund Class 1AP	5	-	0.05%	0.00%
Frontier Heritage Fund Class 2	322	68	0.05%	0.01%

Total	$6,776	$11,804

Nine months ended September 30, 2019	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Ratio to Average Net Assets	Ratio to Average Net Assets

Frontier Diversified Fund Class 1	$-	$-	0.00%	0.00%
Frontier Diversified Fund Class 2	-	-	0.00%	0.00%
Frontier Diversified Fund Class 3	-	-	0.00%	0.00%
Frontier Masters Fund Class 1	-	-	0.00%	0.00%
Frontier Masters Fund Class 2	-	-	0.00%	0.00%
Frontier Masters Fund Class 3	-	-	0.00%	0.00%
Frontier Long/Short Commodity Fund Class 2	14	41	0.02%	0.02%
Frontier Long/Short Commodity Fund Class 3	337	543	0.02%	0.02%
Frontier Long/Short Commodity Fund Class 1a	-	-	0.00%	0.00%
Frontier Long/Short Commodity Fund Class 2a	-	-	0.00%	0.00%
Frontier Long/Short Commodity Fund Class 3a	-	-	0.00%	0.00%
Frontier Balanced Fund Class 1	3,758	19,340	0.02%	0.06%
Frontier Balanced Fund Class 1AP	62	341	0.02%	0.06%
Frontier Balanced Fund Class 2	733	3,504	0.02%	0.06%
Frontier Balanced Fund Class 2a	9	51	0.00%	0.01%
Frontier Balanced Fund Class 3a	31	139	0.00%	0.01%
Frontier Select Fund Class 1	4,623	6,063	0.13%	0.13%
Frontier Select Fund Class 1AP	11	26	0.16%	0.13%
Frontier Select Fund Class 2	144	744	0.13%	0.13%
Frontier Global Fund Class 1	23,596	67,727	0.38%	0.60%
Frontier Global Fund Class 1AP	113	212	0.32%	0.59%
Frontier Global Fund Class 2	1,373	7,338	0.34%	0.65%
Frontier Heritage Fund Class 1	4,881	5,794	0.17%	0.13%
Frontier Heritage Fund Class 1AP	8	5	0.16%	0.14%
Frontier Heritage Fund Class 2	991	904	0.16%	0.13%

Total	$40,684	$112,772

7. Financial Highlights

The following information presents the financial highlights of the Trust, with respect to the Series, for the three and nine months ended September 30, 2019 and 2018.

Three months ending September 30, 2019

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 1a	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, June 30, 2019	$102.44	$122.11	$113.96	$87.33	$104.10	$97.53	$52.86	$98.52	$62.24	$103.34	$65.45
Net operating results:
Interest income	0.01	0.01	0.01	0.05	0.06	0.06	0.02	0.03	0.02	0.03	0.02
Expenses	(1.69)	(1.12)	(1.05)	(1.53)	(1.37)	(1.28)	(0.76)	(0.66)	(0.42)	(0.69)	(0.45)
Net gain/(loss) on investments, net of non-controlling interests	1.96	1.98	1.91	(1.12)	(1.04)	(0.91)	(4.53)	(9.13)	(5.54)	(9.52)	(5.78)
Net income/(loss)	0.28	0.87	0.88	(2.60)	(2.35)	(2.14)	(5.30)	(9.76)	(5.94)	(10.18)	(6.21)
Net asset value, September 30, 2019	$102.72	$122.98	$114.84	$84.73	$101.75	$95.39	$47.56	$88.76	$56.30	$93.16	$59.24

Ratios to average net assets
Net investment income/(loss)	-6.57%	-3.64%	-3.64%	-6.61%	-4.94%	-4.94%	-5.71%	-2.57%	-2.57%	-2.57%	-2.57%
Expenses before incentive fees (3)(4)	6.62%	3.69%	3.69%	6.84%	5.17%	5.17%	5.84%	2.70%	2.70%	2.70%	2.70%
Expenses after incentive fees (3)(4)	6.62%	3.69%	3.69%	6.84%	5.17%	5.17%	5.84%	2.70%	2.70%	2.70%	2.70%
Total return before incentive fees (2)	0.27%	0.71%	0.76%	-2.97%	-2.26%	-2.19%	-9.99%	-9.91%	-9.54%	-9.85%	-9.49%
Total return after incentive fees (2)	0.27%	0.71%	0.76%	-2.97%	-2.26%	-2.19%	-9.99%	-9.91%	-9.54%	-9.85%	-9.49%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2019	$116.36	$134.69	$181.66	$157.49	$156.91	$76.03	$88.34	$116.96
Net operating results:
Interest income	0.05	0.06	0.08	0.07	0.07	(0.00)	0.00	(0.00)
Expenses	(1.90)	(1.24)	(1.67)	(1.45)	(1.44)	(1.01)	(0.51)	(0.67)
Net gain/(loss) on investments, net of non-controlling interests	2.18	2.59	3.49	2.96	3.01	2.74	3.20	4.23
Net income/(loss)	0.33	1.41	1.90	1.58	1.64	1.73	2.69	3.56
Net asset value, September 30, 2019	$116.69	$136.10	$183.56	$159.07	$158.55	$77.76	$91.03	$120.52

Ratios to average net assets
Net investment income/(loss)	-6.29%	-3.48%	-3.48%	-3.48%	-3.48%	-5.45%	-2.36%	-2.36%
Expenses before incentive fees (3)(4)	6.47%	3.66%	3.66%	3.66%	3.66%	5.45%	2.36%	2.36%
Expenses after incentive fees (3)(4)	6.47%	3.66%	3.66%	3.66%	3.66%	5.45%	2.36%	2.36%
Total return before incentive fees (2)	0.28%	1.05%	1.05%	1.00%	1.05%	2.28%	3.05%	3.04%
Total return after incentive fees (2)	0.28%	1.05%	1.05%	1.00%	1.05%	2.28%	3.05%	3.04%

	Frontier Global Fund			Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2019	$143.64	$166.13	$207.48	$109.60	$126.34	$169.96
Net operating results:
Interest income	(0.00)	(0.00)	(0.00)	(0.00)	0.00	(0.00)
Expenses	(2.98)	(2.16)	(2.69)	(1.81)	(1.16)	(1.51)
Net gain/(loss) on investments, net of non-controlling interests	11.36	13.19	16.41	5.14	5.98	8.03
Net income/(loss)	8.38	11.03	13.72	3.33	4.82	6.52
Net asset value, September 30, 2019	$152.02	$177.16	$221.20	$112.93	$131.16	$176.48

Ratios to average net assets
Net investment income/(loss)	-8.43%	-5.29%	-5.29%	-6.96%	-3.77%	-3.77%
Expenses before incentive fees (3)(4)	8.43%	5.29%	5.29%	6.96%	3.77%	3.77%
Expenses after incentive fees (3)(4)	8.43%	5.29%	5.29%	6.96%	3.77%	3.77%
Total return before incentive fees (2)	5.84%	6.64%	6.61%	3.04%	3.82%	3.84%
Total return after incentive fees (2)	5.84%	6.64%	6.61%	3.04%	3.82%	3.84%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.
(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees are included in the total return.

Nine months ending September 30, 2019

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 1a	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2018	$102.25	$120.84	$112.62	$91.10	$107.68	$100.77	$56.80	$98.82	$66.52	$103.66	$69.83
Net operating results:
Interest income	0.06	0.07	0.06	0.09	0.11	0.10	0.04	0.08	0.05	0.09	0.05
Expenses	(5.12)	(3.35)	(3.13)	(5.44)	(4.68)	(4.38)	(2.45)	(1.92)	(1.21)	(2.02)	(1.28)
Net gain/(loss) on investments, net of non-controlling interests	5.54	5.42	5.29	(1.02)	(1.36)	(1.10)	(6.83)	(8.22)	(9.06)	(8.56)	(9.37)
Net income/(loss)	0.47	2.14	2.22	(6.37)	(5.93)	(5.38)	(9.24)	(10.06)	(10.22)	(10.50)	(10.59)
Net asset value, September 30, 2019	$102.72	$122.98	$114.84	$84.73	$101.75	$95.39	$47.56	$88.76	$56.30	$93.16	$59.24

Ratios to average net assets
Net investment income/(loss)	-6.65%	-3.63%	-3.63%	-8.37%	-5.87%	-5.87%	-6.35%	-2.58%	-2.58%	-2.58%	-2.58%
Expenses before incentive fees (3)(4)	6.72%	3.70%	3.70%	8.51%	6.01%	6.01%	6.46%	2.70%	2.70%	2.70%	2.70%
Expenses after incentive fees (3)(4)	6.72%	3.70%	3.70%	8.51%	6.01%	6.01%	6.46%	2.70%	2.70%	2.70%	2.70%
Total return before incentive fees (2)	0.46%	1.77%	1.97%	-6.99%	-5.51%	-5.34%	-16.27%	-10.18%	-15.36%	-10.13%	-15.17%
Total return after incentive fees (2)	0.46%	1.77%	1.97%	-6.99%	-5.51%	-5.34%	-16.27%	-10.18%	-15.36%	-10.13%	-15.17%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2018	$117.63	$134.16	$180.94	$156.81	$156.26	$71.41	$82.48	$108.18
Net operating results:
Interest income	0.16	0.18	0.25	0.21	0.21	(0.00)	0.00	(0.00)
Expenses	(6.03)	(3.97)	(5.34)	(4.62)	(4.62)	(2.98)	(1.63)	(2.04)
Net gain/(loss) on investments, net of non-controlling interests	4.94	5.72	7.71	6.66	6.69	9.33	10.18	14.38
Net income/(loss)	(0.94)	1.94	2.62	2.26	2.29	6.35	8.55	12.34
Net asset value, September 30, 2019	$116.69	$136.10	$183.56	$159.07	$158.55	$77.76	$91.03	$120.52

Ratios to average net assets
Net investment income/(loss)	-6.77%	-3.77%	-3.77%	-3.77%	-3.77%	-5.44%	-2.43%	-2.44%
Expenses before incentive fees (3)(4)	6.96%	3.95%	3.95%	3.95%	3.95%	5.44%	2.43%	2.43%
Expenses after incentive fees (3)(4)	6.96%	3.95%	3.95%	3.95%	3.95%	5.44%	2.43%	2.43%
Total return before incentive fees (2)	-0.80%	1.45%	1.45%	1.44%	1.47%	8.89%	10.37%	11.41%
Total return after incentive fees (2)	-0.80%	1.45%	1.45%	1.44%	1.47%	8.89%	10.37%	11.41%

	Frontier Global Fund			Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2018	$131.57	$149.92	$187.17	$99.83	$111.78	$152.53
Net operating results:
Interest income	(0.00)	(0.00)	(0.00)	(0.00)	0.00	(0.00)
Expenses	(8.33)	(6.05)	(7.50)	(5.13)	(3.49)	(4.35)
Net gain/(loss) on investments, net of non-controlling interests	28.78	33.29	41.53	18.23	22.87	28.30
Net income/(loss)	20.45	27.24	34.03	13.10	19.38	23.95
Net asset value, September 30, 2019	$152.02	$177.16	$221.20	$112.93	$131.16	$176.48

Ratios to average net assets
Net investment income/(loss)	-7.93%	-4.93%	-4.93%	-6.62%	-3.61%	-3.61%
Expenses before incentive fees (3)(4)	7.93%	4.93%	4.93%	6.62%	3.61%	3.61%
Expenses after incentive fees (3)(4)	7.93%	4.93%	4.93%	6.62%	3.61%	3.61%
Total return before incentive fees (2)	15.54%	18.17%	18.18%	13.12%	17.34%	15.70%
Total return after incentive fees (2)	15.54%	18.17%	18.18%	13.12%	17.34%	15.70%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.
(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees are included in the total return.

Three months ending September 30, 2018

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 1a	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, June 30, 2018	$108.30	$126.87	$118.09	$99.33	$116.38	$108.77	$70.78	$106.52	$82.13	$111.75	$86.11
Net operating results:
Interest income	0.06	0.07	0.06	0.07	0.08	0.07	0.07	0.11	0.08	0.11	0.08
Expenses	(1.83)	(1.19)	(1.11)	(2.16)	(1.91)	(1.79)	(1.15)	(0.64)	(0.48)	(0.67)	(0.50)
Net gain/(loss) on investments, net of non-controlling interests	(2.07)	(2.83)	(2.57)	(0.03)	(0.15)	(0.06)	(3.50)	(2.44)	(4.58)	(2.57)	(4.75)
Net income/(loss)	(3.84)	(3.96)	(3.62)	(2.13)	(1.99)	(1.78)	(4.59)	(2.98)	(4.98)	(3.13)	(5.17)
Net asset value, September 30, 2018	$104.46	$122.91	$114.47	$97.20	$114.39	$106.99	$66.19	$103.54	$77.15	$108.62	$80.94

Ratios to average net assets
Net investment income/(loss)	-6.52%	-3.45%	-3.45%	-8.57%	-6.38%	-6.38%	-6.44%	-2.04%	-2.04%	-2.04%	-2.04%
Expenses before incentive fees (3)(4)	6.67%	3.60%	3.60%	8.83%	6.65%	6.65%	6.84%	2.45%	2.45%	2.45%	2.45%
Expenses after incentive fees (3)(4)	6.73%	3.66%	3.66%	8.83%	6.65%	6.65%	6.84%	2.45%	2.45%	2.45%	2.45%
Total return before incentive fees (2)	-3.48%	-3.06%	-3.00%	-2.14%	-1.71%	-1.64%	-6.48%	-2.80%	-6.06%	-2.80%	-6.00%
Total return after incentive fees (2)	-3.55%	-3.12%	-3.07%	-2.14%	-1.71%	-1.64%	-6.48%	-2.80%	-6.06%	-2.80%	-6.00%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2018	$125.21	$140.68	$189.72	$164.33	$163.77	$74.75	$84.07	$111.56
Net operating results:
Interest income	0.04	0.04	0.05	0.05	0.05	0.00	0.00	0.00
Expenses	(2.14)	(1.38)	(1.86)	(1.61)	(1.60)	(1.01)	(0.50)	(0.67)
Net gain/(loss) on investments, net of non-controlling interests	(3.30)	(3.71)	(5.01)	(4.29)	(4.27)	1.67	1.88	2.51
Net income/(loss)	(5.40)	(5.05)	(6.82)	(5.85)	(5.83)	0.66	1.38	1.84
Net asset value, September 30, 2018	$119.81	$135.63	$182.90	$158.48	$157.94	$75.41	$85.45	$113.40

Ratios to average net assets
Net investment income/(loss)	-6.89%	-3.89%	-3.89%	-3.89%	-3.89%	-5.36%	-2.36%	-2.36%
Expenses before incentive fees (3)(4)	7.01%	4.01%	4.01%	4.01%	4.01%	5.36%	2.36%	2.36%
Expenses after incentive fees (3)(4)	7.01%	4.01%	4.01%	4.01%	4.01%	5.36%	2.36%	2.36%
Total return before incentive fees (2)	-4.31%	-3.59%	-3.59%	-3.56%	-3.56%	0.88%	1.64%	1.65%
Total return after incentive fees (2)	-4.31%	-3.59%	-3.59%	-3.56%	-3.56%	0.88%	1.64%	1.65%

	Frontier Winton Fund			Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2018	$148.66	$167.19	$203.47	$102.68	$115.46	$154.54
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(3.55)	(2.74)	(3.63)	(2.04)	(1.43)	(1.91)
Net gain/(loss) on investments, net of non-controlling interests	0.91	1.06	6.36	0.46	0.55	0.68
Net income/(loss)	(2.64)	(1.68)	2.73	(1.58)	(0.88)	(1.23)
Net asset value, September 30, 2018	$146.02	$165.51	$206.20	$101.10	$114.58	$153.31

Ratios to average net assets
Net investment income/(loss)	-9.49%	-6.49%	-6.49%	-7.93%	-4.93%	-4.93%
Expenses before incentive fees (3)(4)	9.49%	6.49%	6.49%	7.93%	4.93%	4.93%
Expenses after incentive fees (3)(4)	9.49%	6.49%	6.49%	7.93%	4.93%	4.93%
Total return before incentive fees (2)	-1.78%	-1.00%	1.34%	-1.54%	-0.76%	-0.80%
Total return after incentive fees (2)	-1.78%	-1.00%	1.34%	-1.54%	-0.76%	-0.80%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.
(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees are included in the total return.

Nine months ending September 30, 2018

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 1a	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2017	$116.41	$135.19	$125.68	$114.74	$133.27	$124.40	$81.35	$115.81	$93.59	$121.50	$97.99
Net operating results:
Interest income	0.16	0.19	0.17	0.25	0.30	0.28	0.23	0.33	0.26	0.34	0.27
Expenses	(3.19)	(3.72)	(3.47)	(5.44)	(6.43)	(5.97)	(1.43)	(2.06)	(1.62)	(2.15)	(1.70)
Net gain/(loss) on investments, net of non-controlling interests	(8.92)	(8.74)	(7.92)	(12.35)	(12.75)	(11.72)	(13.96)	(10.54)	(15.08)	(11.08)	(15.62)
Net income/(loss)	(11.95)	(12.28)	(11.21)	(17.54)	(18.88)	(17.41)	(15.16)	(12.27)	(16.44)	(12.88)	(17.05)
Net asset value, September 30, 2018	$104.46	$122.91	$114.47	$97.20	$114.39	$106.99	$66.19	$103.54	$77.15	$108.62	$80.94

Ratios to average net assets
Net investment income/(loss)	-3.73%	-3.73%	-3.73%	-6.92%	-6.92%	-6.92%	-2.08%	-2.08%	-2.08%	-2.08%	-2.08%
Expenses before incentive fees (3)(4)	3.86%	3.86%	3.86%	7.26%	7.26%	7.26%	2.47%	2.47%	2.47%	2.47%	2.47%
Expenses after incentive fees (3)(4)	3.93%	3.93%	3.93%	7.26%	7.26%	7.26%	2.47%	2.47%	2.47%	2.47%	2.47%
Total return before incentive fees (2)	-10.20%	-9.01%	-8.85%	-15.29%	-14.17%	-14.00%	-18.64%	-10.59%	-17.57%	-10.60%	-17.40%
Total return after incentive fees (2)	-10.27%	-9.08%	-8.92%	-15.29%	-14.17%	-14.00%	-18.64%	-10.59%	-17.57%	-10.60%	-17.40%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2017	$135.96	$150.56	$202.90	$175.77	$175.18	$90.27	$100.02	$132.73
Net operating results:
Interest income	0.11	0.12	0.17	0.15	0.14	0.00	0.00	0.00
Expenses	(6.82)	(4.49)	(6.06)	(5.26)	(5.24)	(3.15)	(1.56)	(2.10)
Net gain/(loss) on investments, net of non-controlling interests	(9.44)	(10.57)	(14.11)	(12.18)	(12.15)	(11.71)	(13.01)	(17.22)
Net income/(loss)	(16.15)	(14.93)	(20.00)	(17.29)	(17.24)	(14.86)	(14.57)	(19.32)
Net asset value, September 30, 2018	$119.81	$135.63	$182.90	$158.48	$157.94	$75.41	$85.45	$113.41

Ratios to average net assets
Net investment income/(loss)	-7.05%	-4.05%	-4.05%	-4.05%	-4.05%	-5.37%	-2.37%	-2.37%
Expenses before incentive fees (3)(4)	6.81%	3.81%	3.81%	3.81%	3.81%	5.37%	2.37%	2.37%
Expenses after incentive fees (3)(4)	7.17%	4.17%	4.17%	4.17%	4.17%	5.37%	2.37%	2.37%
Total return before incentive fees (2)	-11.52%	-9.55%	-9.50%	-9.48%	-9.48%	-16.46%	-14.57%	-14.56%
Total return after incentive fees (2)	-11.88%	-9.92%	-9.86%	-9.84%	-9.84%	-16.46%	-14.57%	-14.56%

	Frontier Winton Fund			Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2017	$159.08	$176.44	$216.50	$121.19	$134.28	$179.70
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(10.70)	(8.20)	(10.43)	(6.79)	(5.00)	(6.56)
Net gain/(loss) on investments, net of non-controlling interests	(2.36)	(2.73)	0.13	(13.31)	(14.70)	(19.83)
Net income/(loss)	(13.06)	(10.93)	(10.30)	(20.10)	(19.70)	(26.39)
Net asset value, September 30, 2018	$146.02	$165.51	$206.20	$101.09	$114.58	$153.31

Ratios to average net assets
Net investment income/(loss)	-9.52%	-6.52%	-6.52%	-8.46%	-5.47%	-5.47%
Expenses before incentive fees (3)(4)	9.52%	6.52%	6.52%	8.44%	5.44%	5.44%
Expenses after incentive fees (3)(4)	9.52%	6.52%	6.52%	8.46%	5.47%	5.47%
Total return before incentive fees (2)	-8.21%	-6.19%	-4.76%	-16.56%	-14.64%	-14.66%
Total return after incentive fees (2)	-8.21%	-6.19%	-4.76%	-16.59%	-14.67%	-14.69%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.
(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees are included in the total return.

8. Derivative Instruments and Hedging Activities

The Series’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Series do not enter into or hold positions for hedging purposes as defined under ASC 815, Derivatives and Hedging (“ASC 815”). The detail of the fair value of the Series’ derivatives by instrument types as of September 30, 2019 and December 31, 2018 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to each Series’ position in swap contracts. As further described in Note 6 above, there are management fees embedded in these swaps ranging from 1% to 1.5% accrued on the relevant notional amount of the swap and incentive fees embedded in these swaps ranging from 15% to 25% accrued based on the net new trading profits of the swaps.

The following tables summarize the monthly averages of forwards, options and futures contracts bought and sold for each respective Series of the Trust:

For the Three Months ended September 30, 2019

Monthly average contracts:

	Bought	Sold
Frontier Balanced Fund	138	246

For the Three Months Ended September 30, 2018

Monthly average contracts

	Bought	Sold
Frontier Balanced Fund	231	231

For the Nine months ended September 30, 2019

Monthly average contracts:

	Bought	Sold
Frontier Balanced Fund	617	827

For the Nine months ended September 30, 2018

Monthly average contracts

	Bought	Sold
Frontier Balanced Fund	1,753	1,749

The following tables summarize the trading revenues for the three and nine months ended September 30, 2019 and 2018 by sector:

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended September 30, 2019

Type of contract	Frontier Balanced Fund

Agriculturals	$(54,047)
Currencies	(161,381)
Energies	(13,734)
Interest rates	148,301
Metals	44,521
Stock indices	(55,718)
Realized trading income/(loss)(1)	$(92,058)

Realized Trading Revenue from Futures, Forwards and Options

for the Nine months ended September 30, 2019

Type of contract	Frontier Balanced Fund

Agriculturals	$9,995
Currencies	(280,126)
Energies	(21,731)
Interest rates	460,843
Metals	58,195
Stock indices	(61,336)
Realized trading income/(loss)(1)	$165,840

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

Unrealized Trading Revenue from Futures, Forwards and Options for the Three Months Ended September 30, 2019

Type of contract	Frontier Balanced Fund
Agriculturals	$3,305
Currencies	47,292
Energies	4,480
Interest rates	(81,857)
Metals	19,396
Stock indices	(20,887)
Change in unrealized trading income/(loss)(1)	$(28,271)

Unrealized Trading Revenue from Futures, Forwards and Options for the Nine months ended September 30, 2019

Type of contract	Frontier Balanced Fund
Agriculturals	$3,305
Currencies	(63,185)
Energies	20,847
Interest rates	(89,117)
Metals	(80,268)
Stock indices	(16,368)
Change in unrealized trading income/(loss)(1)	$(224,786)

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

The following tables present gross and net information about the Series’ assets and liabilities subject to master netting arrangements as disclosed on the statements of financial condition as of September 30, 2019 and December 31, 2018.

As of September 30, 2019

	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition

Frontier Balanced Fund
Open Trade Equity/(Deficit)	$74,110	$(48,926)	$25,184
Swap Contracts	11,149,055	-	$11,149,055

Frontier Diversified Fund
Swap Contracts	$6,074,428	$-	$6,074,428

Frontier Long/Short Commodity Fund
Swap Contracts	$384,138	$-	$384,138

Frontier Heritage Fund
Swap Contracts	$3,038,450	$-	$3,038,450

As of December 31, 2018

	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial	Net Amounts Presented in the Statements of Financial Condition

Frontier Balanced Fund
Open Trade Equity/(Deficit)	$348,879	$(128,220)	$220,659
Swap Contracts	10,794,908	-	$10,794,908

Frontier Diversified Fund
Swap Contracts	$5,920,414	$-	$5,920,414

Frontier Long/Short Commodity Fund
Swap Contracts	$479,102	$-	$479,102

Frontier Heritage Fund
Swap Contracts	$2,955,444	$-	$2,955,444

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

From October 1, 2019 through November 13, 2019, Frontier Balanced Fund, Frontier Diversified Fund, Frontier Heritage Fund, Frontier Long/Short Commodity Fund, Frontier Masters Fund, Frontier Select Fund, and Frontier Global Fund paid $293,122, $115,339, $18,068, $337,060, $37,574, $88,977 and $88,881 respectively, in redemptions.

Frontier Funds
Consolidated Statements of Financial Condition
September 30, 2019 (unaudited) and December 31, 2018

	September 30, 2019	December 31, 2018

ASSETS

Cash and cash equivalents	$290,251	$1,729,879
U.S. Treasury securities, at fair value	1,878,458	5,684,327
Receivable from futures commission merchants	2,861,257	11,255,848
Open trade equity, at fair value	25,184	-
Incentive fee receivable	-	78,845
Swap contracts, at fair value	20,646,071	20,149,868
Investments in private investment companies, at fair value	40,090,751	46,557,428
Interest receivable	12,732	117,168
Due from Managing Owner	93,696	-
Receivable from related parties	11,453
Redemptions receivable from private investment companies	552,017	-
Other assets	6,230	-

Total Assets	$66,468,100	$85,573,363

LIABILITIES & CAPITAL

LIABILITIES
Open trade deficit, at fair value	$-	$398,189
Owner redemptions payable	23,782	23,759
Incentive fees payable to Managing Owner	-	10,897
Management fees payable to Managing Owner	8,669	78,045
Interest payable to Managing Owner	1,243	10,852
Trading fees payable to Managing Owner	187,827	222,241
Service fees payable to Managing Owner	72,809	96,152
Risk analysis fees payable	9,429	27,562
Advance on unrealized Swap Appreciation	12,191,555	12,191,555
Subscriptions in advance for service fee rebates	677,124	497,326
Other liabilities	21,013	4,003

Total Liabilities	13,193,451	13,560,581

OWNERS CAPITAL
Managing Owner Units	603,024	851,595
Limited Owner Units	52,671,625	71,161,187

Total Owners Capital	53,274,649	72,012,782

Total Liabilities and Owners Capital	$66,468,100	$85,573,363

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds
Consolidated Condensed Schedule of Investments
September 30, 2019 (unaudited)

		% of Total Capital
Description	Fair Value	(Net Asset Value)
LONG FUTURES CONTRACTS *
Various agriculture futures contracts (U.S.)	$1,300	0.00%
Various base metals futures contracts (U.S.)	(3,115)	-0.01%
Various interest rates futures contracts (Europe)	2,224	0.00%
Various interest rates futures contracts (Far East)	(4,349)	-0.01%
Various interest rates futures contracts (Oceanic)	3,370	0.01%
Various precious metal futures contracts (U.S.)	18,570	0.03%
Various soft futures contracts (U.S.)	10,546	0.02%
Various stock index futures contracts (Far East)	(1,064)	0.00%
Various stock index futures contracts (U.S.)	(3,560)	-0.01%
Total Long Futures Contracts	$23,922	0.03%
SHORT FUTURES CONTRACTS *
Various agriculture futures contracts (Europe)	$1,472	0.00%
Various agriculture futures contracts (U.S.)	(8,640)	-0.02%
Various base metals futures contracts (U.S.)	7,329	0.01%
Various soft futures contracts (Far East)	2,346	0.00%
Various soft futures contracts (U.S.)	595	0.00%
Various stock index futures contracts (Africa)	1,895	0.00%
Various stock index futures contracts (U.S.)	(644)	0.00%
Total Short Futures Contracts	$4,353	-0.01%
CURRENCY FORWARDS *
Various currency forwards contracts (NA)	$(3,091)	-0.01%
Total Currency Forwards	$(3,091)	-0.01%
Total Open Trade Equity (Deficit)	$25,184	0.01%
SWAPS (1)
Frontier Brevan Howard swap (U.S.)	$3,038,450	5.70%
Frontier XXXIV Balanced select swap (U.S.)	11,149,055	20.93%
Frontier XXXV Diversified select swap (U.S.)	6,074,428	11.40%
Frontier XXXVII L/S select swap (U.S.)	384,138	0.72%
Total Swaps	$20,646,071	38.75%
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	1,616,594	3.03%
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	3,245,969	6.09%
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	5,144,899	9.66%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	3,187,967	5.98%
Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	142,965	0.27%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	1,083,046	2.03%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	13,546,261	25.43%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	8,774,976	16.47%
Galaxy Plus Fund - TT Feeder Fund (531) LLC	2,149,972	4.04%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	1,198,102	2.25%
Total Private Investment Companies	$40,090,751	75.25%
U.S. TREASURY SECURITIES

FACE VALUE
		Fair Value

$1,450,000	US Treasury Note 6.875% due 08/15/2025 (Cost $1,880,635)	1,878,458	3.53%
	Total U.S. Treasury Securities	$1,878,458	3.53%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Consolidated Financial Statements, Note 4.
(2)	See Notes to Consolidated Financial Statements, Note 5.

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

Frontier Funds

Consolidated Statements of Operations

For the Nine Months Ended September 30, 2019 and 2018 (unaudited)

	September 30, 2019	September 30, 2018

Investment income:
Interest - net	$76,983	$175,283

Total Income	76,983	175,283

Expenses:
Incentive Fees (rebate)	-	159,306
Management Fees	74,280	650,179
Risk analysis Fees	4,257	64,753
Service Fees - Class 1, 1A, 2 and 2A	803,038	1,264,101
Trading Fees	1,727,327	2,366,003

Total Expenses	2,608,902	4,504,342

Investment income/(loss) - net	(2,531,919)	(4,329,059)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(1,190,910)	1,136,964
Net unrealized gain/(loss) on private investment companies	5,748,034	(8,567,706)
Net realized gain/(loss) on private investment companies	(1,795,246)	277,090
Net change in open trade equity/(deficit)	477,877	(1,227,357)
Net realized gain/(loss) on swap contracts	-	-
Net unrealized gain/(loss) on swap contracts	496,204	799,575
Net realized gain/(loss) on U.S. Treasury securities	95,119	(500,063)
Net unrealized gain/(loss) on U.S. Treasury securities	(69,202)	21,003
Trading commissions	(29,699)	(75,709)

Net gain/(loss) on investments	3,732,176	(8,136,203)

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$1,200,257	$(12,465,262)

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Statements of Operations

For the Three Months Ended September 30, 2019 and 2018 (unaudited)

	September 30, 2019	September 30, 2018

Investment income:
Interest - net	$16,077	$58,726

Total Income	16,077	58,726

Expenses:
Incentive Fees (rebate)	-	10,897
Management Fees	4,614	189,058
Risk analysis Fees	1,385	21,033
Service Fees - Class 1, 1A, 2 and 2A	253,782	387,003
Trading Fees	562,118	733,788

Total Expenses	821,899	1,341,779

Investment income/(loss) - net	(805,822)	(1,283,053)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(92,058)	1,175,855
Net unrealized gain/(loss) on private investment companies	888,297	(761,505)
Net realized gain/(loss) on private investment companies	(2,575)	(146,345)
Net change in open trade equity/(deficit)	(28,271)	(713,117)
Net unrealized gain/(loss) on swap contracts	601,127	(788,755)
Net realized gain/(loss) on U.S. Treasury securities	35,523	(98,396)
Net unrealized gain/(loss) on U.S. Treasury securities	(36,934)	(16)
Trading commissions	(9,459)	(23,962)

Net gain/(loss) on investments	1,355,649	(1,356,241)

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$549,827	$(2,639,294)

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Statements of Changes in Owners’ Capital

For the Nine Months Ending September 30, 2019 (unaudited)

	Managing Owner	Limited Owners	Total

Owners’ Capital, December 31, 2018	$851,595	$71,161,187	$72,012,782

Sale of Units (including transfers)	-	-	-
Redemption of Units (including transfers)	(256,000)	(19,682,390)	(19,938,390)
Net increase/(decrease) in Owners’ Capital resulting from operations	7,429	1,192,828	1,200,257

Owners’ Capital, September 30, 2019	$603,024	$52,671,625	$53,274,649

The consolidated Trust is not unitized as are the individual Series of the Trust

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2019 and 2018 (unaudited)

	September 30, 2019	September 30, 2018

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$1,200,257	$(12,465,262)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity	(423,373)	1,221,688
Net unrealized (gain)/loss on swap contracts	(496,204)	(799,574)
Net unrealized (gain)/loss on U.S. Treasury securities	69,202	(21,003)
Net realized (gain)/loss on U.S. Treasuries securities	(95,119)	500,063
Net unrealized (gain)/loss on private investment companies	(5,748,034)	8,567,706
Net realized (gain)/loss on private investment companies	1,795,246	(277,090)
(Purchases) sales of:
(Purchases) of U.S. Treasury securities	(12,565,977)	(16,729,100)
Sales of U.S. Treasury securities	16,354,416	17,281,128
(Purchases) of Private Investment Companies	(23,911,368)	(20,597,103)
Sales of Private Investment Companies	34,330,833	28,241,174
Reduction of collateral in Swap contracts	-	3,100,000
U.S. Treasury interest and premium paid/amortized	43,347	265,085
Increase and/or decrease in:
Receivable from futures commission merchants	8,394,591	9,869,661
Interest receivable	104,436	143,074
Receivable from related parties	(11,453)	58,146
Other assets	(558,247)	-
Incentive fees payable to Managing Owner	67,948	(42,139)
Management fees payable to Managing Owner, net of change in receivable	(69,376)	(11,371)
Interest payable to Managing Owner	(9,609)	(3,919)
Trading fees payable to Managing Owner	(34,414)	(96,412)
Service fees payable to Managing Owner	(23,343)	(40,687)
Due from Managing Owner	(93,696)	31,887
Risk analysis fees payable	(18,133)	3,034
Subscriptions in advance for service fee rebates	179,798	-
Other liabilities	17,010	(23,486)

Net cash provided by operating activities	18,498,739	18,175,500
Cash Flows from Financing Activities:

Payment for redemption of capital	(19,938,390)	(20,449,826)
Redemptions payable	23	244,355

Net cash used in financing activities	(19,938,367)	(20,205,471)

Net increase (decrease) in cash and cash equivalents	(1,439,628)	(2,029,971)

Cash and cash equivalents, beginning of period	1,729,879	2,695,377
Cash and cash equivalents, end of period	$290,251	$665,406

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

As of September 30, 2019, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund, Frontier Global Fund and Frontier Heritage Fund separates Units into a maximum of three separate Classes – Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Balanced Fund separates Units into a maximum of five separate Classes— Class 1, Class 1AP, Class 2, Class 2A and Class 3A. The Trust, with respect to the Frontier Long/Short Commodity Fund separates Units into a maximum of five separate Classes— Class 1A, Class 2A, Class 2, Class 3A and Class 3. Between April 15, 2016 and May 10, 2017, a portion of the interests in Frontier Trading Company I, LLC and all of the interests in Frontier Trading Company VII, LLC, Frontier Trading Company XV, LLC, and Frontier Trading Company XXIII LLC held by Frontier Diversified Fund, Frontier Masters Fund, Frontier Select Fund, Frontier Balanced Fund and Frontier Long/Short Commodity Fund were exchanged for equivalent interests in the Galaxy Plus Managed Account Platform (“Galaxy Plus”) which is an unaffiliated, third-party managed account platform. The assets of Frontier Trading Company I, LLC, which included exposure to Quantmetrics Capital Management LLP’s Multi-Strategy Program, Quantitative Investment Management, LLC’s Quantitative Global Program, Quest Partners LLC’s Quest Tracker Index Program, Chesapeake Capital Management, LLC’s Diversified Program, and Doherty Advisors LLC’s Relative Value Moderate Program, the assets of Frontier Trading Company VII, LLC, which included exposure to Emil van Essen LLC’s Multi-Strategy Program, Red Oak Commodity Advisors, Inc.’s Fundamental Diversified Program, Rosetta Capital Management, LLC’s Rosetta Trading Program, and Landmark Trading Company’s Landmark Program, the assets of Frontier Trading Company XV, LLC, which included exposure to Transtrend B.V.’s TT Enhanced Risk (USD) Program, and the assets of Frontier Trading Company XXIII, LLC which included exposure to Fort L.P.’s Global Contrarian Program have been transferred to individual Delaware limited liability companies (“Master Funds”) in Galaxy Plus. Each Master Fund is sponsored and operated by Gemini Alternative Funds, LLC (“Sponsor”). The Sponsor has contracted with the Trading Advisors to manage the portfolios of the Master Funds pursuant to the advisors’ respective program. For those Series that invest in Galaxy Plus, approximately 30-70% of those Series assets are used to support the margin requirements of the Master Funds. The remaining assets of the Series are split between investments in Trading Companies and a pooled cash management account that invests primarily in U.S. Treasury securities. For those Series that do not invest in Galaxy Plus, their assets are split between investments in Trading Companies and investments in the pooled cash management account.

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

Receivable from Futures Commission Merchants—The Trust deposits assets with a FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2018 and September 30, 2019 included restricted cash for margin requirements of $1,717,065 and $1,588,500 for the Frontier Trading Company I LLC, and $4,621,100 and $0 for Frontier Trading Company II LLC, respectively.

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

Income Taxes—The Trust applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust for the quarter ended September 30, 2019. The 2015 through 2018 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

Incentive Fee (rebate)—The Managing Owner is allowed to share in the incentive fees earned by the Commodity Trading Advisors up to 10% of New High Net Trading Profits (as defined in the prospectus). If the Managing Owner’s share of the incentive fee exceeds 10% of New High Net Trading Profits during the period, then the Managing Owner is obligated to return any amount in excess. The returned amounts are recorded as Incentive Fee (Rebate) on the Consolidated Statements of Operations.

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

Each Series is charged service fees as outlined above. In some cases, amounts paid to selling agents might be less than the amount charged to the Series. When this occurs, the service fee is rebated back to the investor in the form of additional units. During 2017 and 2018, the Series were not allowed to issue additional units. The Managing Owner has determined that the purchase of additional units of the relevant Series will commence in 2019 when the Series are allowed to sell shares again. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $497,326 and $677,124 as of December 31, 2018 and September 30, 2019, respectively.

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

The following table summarizes the instruments that comprise the Trust’s financial asset portfolio, by Series in aggregate, measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value.

September 30, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$86,875	$(61,691)	$-	$25,184
Swap Contracts	-	-	20,646,071	20,646,071
U.S. Treasury Securities	1,878,458	-	-	1,878,458

December 31, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$(400,796)	$2,607	$-	$(398,189)
Swap Contracts	-	-	20,149,868	20,149,868
U.S. Treasury Securities	5,684,327	-	-	5,684,327

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the Consolidated Statement of Operations.

For the Nine Months ended September 30, 2019

Balance of recurring Level 3 assets as of January 1, 2018	20,149,868
Total gains or losses (realized/unrealized):
Included in earnings-realized	-
Included in earnings-unrealized	496,204
Proceeds from collateral reduction	(1)
Purchase of investments	-
Sale of investments	-
Transfers in and/or out of Level 3	-
Balance of recurring Level 3 assets as of September 30, 2019	20,646,071

For the Year ended December 31, 2018

Balance of recurring Level 3 assets as of January 1, 2018	21,208,838
Total gains or losses (realized/unrealized):
Included in earnings-realized	-
Included in earnings-unrealized	2,041,028
Proceeds from collateral reduction	(3,099,998)
Purchase of investments	-
Sale of investments	-
Transfers in and/or out of Level 3	-
Balance of recurring Level 3 assets as of December 31, 2018	20,149,868

The Trust assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Trust’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the nine months ended September 30, 2019, the Trust did not transfer any assets between Levels 1, 2 and 3.

The total change in unrealized appreciation (depreciation) included in the consolidated statements of operations attributable to level 3 investments still held at September 30, 2019:

Swaps	$496,204

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of September 30, 2019 and December 31, 2018, approximately 2.21% or $1,177,400 and 1.46% or $1,180,900 respectively, of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain swaps and is recorded as Swap Contracts, at fair value on the Consolidated Statements of Financial Condition of the Trust. This cash held with the counterparty is not restricted.

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

The Trust had invested in the following swap contracts as of and for the nine months ended September 30, 2019:

	XXXIV Balanced select swap	XXXV Diversified select swap	XXXVII L/S select swap	Brevan Howard
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	Deutsche Bank AG	Deutsche Bank AG	Deutsche Bank AG	Deutsche Bank AG
Notional Amount	$7,420,403	$1,761,834	$653,610	$2,072,056
Termination Date	7/31/2023	7/31/2023	7/31/2023	3/27/2023
Cash Collateral	$86,000	$86,000	$29,950	$975,450
Swap Value	$11,063,055	$5,988,428	$354,188	$2,063,000

Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	$354,147	$154,014	$(94,964)	$83,006
Fair Value as of September 30, 2019	$11,149,055	$6,074,428	$384,138	$3,038,450
Advance on swap appreciation	$(6,176,555)	$(4,000,000)	$(115,000)	$(1,900,000)

The Trust had invested in the following swap contracts as of and for the year ended December 31, 2018:

	XXXIV Balanced select swap	XXXV Diversified select swap	XXXVII L/S select swap	Brevan Howard
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	Deutsche Bank AG	Deutsche Bank AG	Deutsche Bank AG	Deutsche Bank AG
Notional Amount	$7,420,403	$1,761,834	$653,610	$2,072,056
Termination Date	7/31/2023	7/31/2023	7/31/2023	3/27/2023
Cash Collateral	$86,000	$86,000	$29,950	$978,950
Swap Value	$10,708,908	$5,834,414	$449,152	$1,976,494

Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	$1,453,948	$643,941	$82,063	$(138,924)
Fair Value as of December 31, 2018	$10,794,908	$5,920,414	$479,102	$2,955,444
Advance on swap appreciation	$(6,176,555)	$(4,000,000)	$(115,000)	$(1,900,000)

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

The following table summarizes the Trust’s equity in earnings from each of the private investment companies during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019
			Change in
	Trading	Realized	Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(196,670)	2,747,191	(1,491,935)	1,058,586
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(8,166)	(13,867)	84,283	62,250
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(90,647)	4,938,413	(6,160,328)	(1,312,562)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(36,346)	848,094	(336,236)	475,512
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	-	30,202	30,202
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(44,377)	(129,980)	(114,542)	(288,899)
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	-	-	(3,220)	(3,220)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(11,760)	95,455	(153,337)	(69,642)
Galaxy Plus Fund - Quest FIT Feeder Fund (535) LLC	-	-	-	-
Galaxy Plus Fund - TT Feeder Fund (531) LLC	(26,807)	317,027	(159,354)	130,866
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(87,340)	1,686,080	(834,730)	764,010
Total	$(502,113)	$10,488,413	$(9,139,197)	$847,103

	Nine Months Ended September 30, 2019
			Change in
	Trading	Realized	Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(465,857)	5,447,312	(914,542)	4,066,913
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(40,134)	60,251	(43,518)	(23,401)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(492,581)	2,466,705	(5,886,966)	(3,912,842)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(76,080)	2,951,928	(468,197)	2,407,651
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	-	604,541	604,541
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(129,574)	(1,640,024)	184,551	(1,585,047)
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	(38,565)	34,869	(131,955)	(135,651)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(26,494)	186,607	(112,356)	47,757
Galaxy Plus Fund - Quest FIT Feeder Fund (535) LLC	-	-	(80,033)	(80,033)
Galaxy Plus Fund - TT Feeder Fund (531) LLC	(110,171)	791,527	(315,802)	365,554
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(292,530)	3,986,110	(1,534,853)	2,158,727
Total	$(1,671,986)	$14,285,285	$(8,699,130)	$3,914,169

	Three Months Ended September 30, 2018
			Change in
	Trading	Realized	Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$(13,448)	$(89,558)	$130,963	$27,957
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	-	-	-	-
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(21,883)	61,611	(36,452)	3,276
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LLC	(178,875)	1,104,050	(1,538,861)	(613,686)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(19,852)	35,043	62,055	77,246
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	-	(97,339)	(97,339)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(59,105)	(298,023)	45,680	(311,448)
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	(18,549)	55,948	(8,557)	28,842
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(14,086)	(92,604)	13,074	(93,616)
Galaxy Plus Fund - Quest FIT Feeder Fund (535) LLC	-	-	(256,019)	(256,019)
Galaxy Plus Fund - TT Feeder Fund (531) LLC	(39,323)	187,011	46,880	194,568
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(171,382)	119,936	183,815	132,369
Total	$(536,503)	$1,083,414	$(1,454,761)	$(907,850)

	Nine Months Ended September 30, 2018
			Change in
	Trading	Realized	Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$(81,572)	$(372,395)	$140,200	$(313,767)
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	-	(76,396)	68,413	(7,983)
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(72,912)	(167,998)	(34,229)	(275,139)
Galaxy Plus Fund - Emil van Essen STP Feeder Fund (516) LLC	(700,233)	2,033,337	(1,717,641)	(384,537)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(73,829)	(116,736)	81,270	(109,295)
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(804)	(62)	(152,150)	(153,016)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(174,274)	(1,242,377)	108,280	(1,308,371)
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	(118,457)	(42,689)	9,173	(151,973)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(43,536)	(175,750)	19,406	(199,880)
Galaxy Plus Fund - Quest FIT Feeder Fund (535) LLC	-	-	(329,083)	(329,083)
Galaxy Plus Fund - TT Feeder Fund (531) LLC	(134,728)	39,795	(286,272)	(381,205)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(715,002)	(4,340,773)	379,408	(4,676,367)
Total	$(2,115,347)	$(4,462,044)	$(1,713,225)	$(8,290,616)

The Trust’s investments in private investment companies have certain redemption and liquidity restrictions which are described in the following table:

	Redemptions Notice Period	Redemptions Permitted	Liquidity Restrictions
Frontier Funds
Multi-Strategy
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	24 hours	Daily	None
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None
Galaxy Plus Fund - TT Feeder Fund (531) LLC	24 hours	Weekly	None
Option Trading
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	24 hours	Daily	None

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

Expenses

Management Fees—Each Series of Units pays to the Managing Owner a monthly management fee equal to a percentage of the notional assets of such Series allocated to Trading Companies, calculated on a daily basis. The percentage basis of the fees varies and are in line with the amounts being disclosed below. In addition, the Managing Owner receives a monthly management equal to a certain percentage of the assets in the Galaxy Plus entities attributable to such Series’ (including notional assets), calculated on a monthly basis. The management fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Consolidated Statements of Operations. The total amount of assets of a Series allocated to Trading Advisors and/or reference programs, including (i) actual funds deposited in accounts directed by the Trading Advisors or deposited as margin in respect of swaps or other derivative instruments referencing a reference program plus (ii) any notional equity allocated to the Trading Advisors and any reference programs, is referred to herein as the “notional assets” of the Series. The annual rate of the management fee is: 0.5% for the Frontier Balanced Fund Class 1 and Class 2, 1.0% for the Frontier Balanced Fund Class 1AP, Class 2a and Class 3a, 2.0% for the Frontier Global Fund, Frontier Long/Short Commodity Fund Class 1a, Class 2a and Class 3a and Frontier Masters Fund, 0.75% for Frontier Diversified Fund, 2.5% for the Frontier Heritage Fund and Frontier Select Fund, and 3.5% for the Frontier Long/Short Commodity Fund Class 2 and Class 3. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) and/or waive (up to the percentage specified) any such management fee to the extent any related management fee is paid by a trading company or estimated management fee is embedded in a swap or other derivative instrument. Any management fee embedded in a swap or other derivative instrument may be greater or less than the management fee that would otherwise be charged to the Series by the Managing Owner. As of the date of this report, for a Series that has invested in a swap, the Managing Owner or Trading Advisor(s) do not receive any management fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. As of September 30, 2019 and December 31, 2018, the range of management fees embedded based on fair value of swaps in (i) swaps owned by Frontier Diversified Fund was 1.00% per annum, (ii) swaps owned by Frontier Balanced Fund was 1.00% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 1.50% per annum, and (iv) swaps owned by Frontier Heritage Fund was 1.00% per annum, and the Managing Owner has waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded management fee was accrued on the relevant notional amount of the swap.

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

Trading Fees—In connection with each Series’ trading activities the Frontier Balanced Fund, Frontier Select Fund, Frontier Global Fund and Frontier Heritage Fund pays to the Managing Owner an FCM fee of up to 2.25% per annum of notional assets allocated to the trading advisors, including through investments in commodity pools available on the Galaxy Plus Platform, and any reference programs of the applicable Series. The Frontier Diversified Fund, Frontier Long/Short Commodity Fund and Frontier Masters Fund pays to the Managing Owner an FCM fee of up to 2.25% of notional assets allocated to the trading advisors, including through investments in commodity pools available on the Galaxy Plus Platform, and a custodial/due diligence fee of 0.12% of such Series’ NAV, calculated daily.

Incentive Fees—Some Series pay to the Managing Owner an incentive fee of a certain percentage of New High Net Trading Profits generated in the Trading Companies by such Series, monthly or quarterly. In addition, the Managing Owner receives a quarterly incentive fee of a certain percentage of New High Net Trading Profits generated in the Galaxy Plus entities that have been allocated to the Series. The incentive fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Consolidated Statements of Operations. Because the Frontier Balanced Fund, Frontier Diversified Fund, Frontier Masters Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Long/Short Commodity Fund may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Frontier Balanced Fund and the Frontier Diversified Fund and 20% for the Frontier Global Fund, Frontier Heritage Fund, Frontier Select Fund, Frontier Long/Short Commodity Fund and Frontier Masters Fund. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series. As of the date of this report, for a Series that has invested in a swap, the Managing Owner or Trading Advisor(s) do not receive any incentive fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. As of September 30, 2019, the range of incentive fees as a percentage of net new trading profits on swaps embedded in (i) swaps owned by Frontier Diversified Fund was 20-25% per annum, (ii) swaps owned by Frontier Balanced Fund was 20-25% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 25% per annum, and (iv) swaps owned by Frontier Heritage Fund was 15% per annum, and the Managing Owner has waived the entire incentive fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded incentive fee was accrued based on the net new trading profits of the swap.

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

As of September 30, 2019, the Trust had a payable to the Managing Owner in the amounts of $0, $8,669, $1,243, $72,809, $9,429 and $187,827 for incentive fees, management fees, interest, service fees, risk analysis fees, and trading fees, respectively.

As of December 31, 2018, the Trust had a payable to the Managing Owner in the amounts of $10,897, $78,045, $10,852, $222,241, and $96,152 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

For the three months ended September 30, 2019 the Trust paid the Managing Owner $0, $4,614, $1,385, $253,782 and $562,118 for incentive fees, management fees, risk analysis fees, service fees, and trading fees, respectively.

For the nine months ended September 30, 2019 the Trust paid the Managing Owner $0, $74,280, $4,257, $803,038 and $1,727,327 for incentive fees, management fees, risk analysis fees, service fees, and trading fees, respectively.

For the three months ended September 30, 2018 the Trust paid the Managing Owner $10,897, $189,058, $387,003and $733,788 for incentive fees, management fees, service fees, and trading fees, respectively.

For the nine months ended September 30, 2018 the Trust paid the Managing Owner $159,306, $650,179, $1,264,101 and $2,366,003 for incentive fees, management fees, service fees, and trading fees, respectively.

With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed therefore by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk and enjoys the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months. For the three months ended September 30, 2019 and 2018, amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees were $0 and $0, respectively.

Aggregate interest income from all sources, including U.S. Treasury Securities assets net of premiums and cash held at clearing brokers, of up to the first 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Global Fund, Frontier Select Fund, and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a, Class 3a only), Frontier Masters Fund, and Frontier Balanced Fund (Class 1AP, Class 2a, Class 3a only) 100% of the interest is retained by the respective Series. During the three months ended September 30, 2019 and 2018, the Trust paid $6,766 and $55,400, respectively, of such interest income to the Managing Owner. Such amounts are not included in the Consolidated Statement of Operations of the Trust. All other interest income is recorded by the Trust on the Consolidated Statement of Operations.

7. Financial Highlights

The following information presents the financial highlights of the Trust for the three and nine months ended September 30, 2019 and 2018. This data has been derived from the information presented in the consolidated financial statements.

Three months ended September 30

	2019	2018

Ratios to average net assets (1)
Net investment income/(loss) (1)	-5.29%	-6.10%
Expenses before incentive fees (3) (4)	5.40%	6.37%
Expenses after incentive fees (3) (4)	5.40%	6.38%

Total return before incentive fees (2)	0.90%	-3.17%
Total return after incentive fees (2)	0.90%	-3.18%

Nine months ended September 30

	2019	2018

Ratios to average net assets (1)
Net investment income/(loss) (1)	-5.56%	-6.07%
Expenses before incentive fees (3) (4)	-5.73%	6.15%
Expenses after incentive fees (3) (4)	-5.73%	6.32%

Total return before incentive fees (2)	1.97%	-13.04%
Total return after incentive fees (2)	1.97%	-13.20%

(1)	Annualized with the exception of incentive fees.

(2)	Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Consolidated Statements of Operations of the Trust. See footnote 5.

(4)	Does not include management and incentive fees at Galaxy Plus.

The Trust financial highlights are calculated based upon the Trust’s consolidated financial statements. The consolidated Trust does not issue units and therefore the financial highlights do not disclose any unitized data.

8. Derivative Instruments and Hedging Activities

The Trust’s primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trust does not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trust’s derivatives by instrument types as of September 30, 2019 and December 31, 2018 is included in the Consolidated Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trust’s positions in swap contracts. As further described in Note 6 above, there are management fees embedded in these swaps ranging from 1% to 1.5% accrued on the relevant notional amount of the swap and the incentive fees embedded in these swaps ranging from 15% to 25% accrued based on the net new trading profits of the swaps.

For the three months ended September 30, 2019 and September 30, 2018, the monthly average of forwards, options and futures contracts bought was approximately 138 and 764, respectively and sold was approximately 246 and 544, respectively.

The following tables summarize the trading revenues for the three and nine months ended September 30, 2019 and 2018 by sector:

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended September 30, 2019

Type of contract

Agriculturals	$(54,047)
Currencies	(161,381)
Energies	(13,734)
Interest rates	148,301
Metals	44,521
Stock indices	(55,718)
Realized trading income/(loss)(1)	$(92,058)

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended September 30, 2018

Type of contract

Metals	$234,519
Currencies	520,493
Energies	(25,579)
Agriculturals	198,513
Interest rates	(298,384)
Stock indices	546,293
Realized trading income/(loss)(1)	$1,175,855

Realized Trading Revenue from Futures, Forwards and Options

for the Nine months ended September 30, 2019

Type of contract

Agriculturals	$(49,568)
Currencies	(852,338)
Energies	(606,626)
Interest rates	1,013,511
Metals	(566,993)
Stock indices	(128,896)
Realized trading income/(loss)(1)	$(1,190,910)

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

Net Change in Open Trading Equity from Futures, Forwards and Options for the Three Months Ended September 30, 2019

Type of contract

Agriculturals	$3,305
Currencies	47,292
Energies	4,480
Interest rates	(81,857)
Metals	19,396
Stock indices	(20,887)
Change in unrealized trading income/(loss)(1)	$(28,271)

Unrealized Trading Revenue from Futures, Forwards and Options for the Three Months Ended September 30, 2018

Type of contract

Metals	$(235,504)
Currencies	(538,221)
Energies	60,010
Agriculturals	(160,030)
Interest rates	84,141
Stock indices	76,487
Change in unrealized trading income/(loss)(1)	$(713,117)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Nine months ended September 30, 2019

Type of contract

Agriculturals	$(93,622)
Currencies	217,927
Energies	226,118
Interest rates	(415,874)
Metals	508,370
Stock indices	34,958
Change in unrealized trading income/(loss)(1)	$477,877

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

The following tables present gross and net information about the Trust’s assets and liabilities subject the master netting arrangements as disclosed on the consolidated statements of financial condition as of September 30, 2019 and December 31, 2018:

As of September 30, 2019

	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial	Net Amounts Presented in the Statements of Financial Condition

Open Trade Equity/(Deficit)	$74,110	$(48,926)	$25,184
Swap Contracts	20,646,071	-	20,646,071

As of December 31, 2018

	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial	Net Amounts Presented in the Statements of Financial Condition

Open Trade Equity/(Deficit)	$3,244,057	$(3,642,246)	$(398,189)
Swap Contracts	20,149,868	-	20,149,868

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

From October 1, 2019 through November 13, 2019, the Trust paid $979,021 in redemptions.

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

All management fees, incentive fees, service fees, risk analysis fee (for closed Series only) and trading fees of the Trust are paid to the Managing Owner. It is the responsibility of the Managing Owner to pay all Trading Advisor management and incentive fees, selling agent service fees and all other operating expenses and continuing offering costs of the Trust. Only management fees and incentive fees related to assets allocated through Trading Companies are included in expense on the Statement of Operations. The Series are all charged management and incentive fees on the assets allocated through the Galaxy Plus entities. Those fees are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. As of the date of this report, for a Series that has invested in a swap, the Managing Owner or Trading Advisor(s) do not receive any management fees or incentive fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. In each case, the embedded incentive fee was accrued based on the net new trading profits of the swap. The Series are also charged management and incentive fees on assets allocated to swaps. Such fees are embedded in the fair value of the swap and are included in net unrealized gain (loss) on swap contracts on the Statements of Operations. Embedded in the swap fair value is management and incentive fees being paid to Trading Advisors. As of September 30, 2019, the management fees and range of incentive fees by Trading Company were as follows:

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

The trading system of each of the major commodity Trading Advisors and the means by which the Series access those Trading Advisors are as follows:

Major Commodity Trading Advisor	Trading System Style	Accessed Through
Aspect Capital Limited	Systematic	Galaxy Plus
BH-DG Systematic Trading LLP	Systematic	Swap
Crabel Capital Partners LLPC	Systematic	Swap
Doherty Advisors, LLC	Discretionary	Galaxy Plus
Emil Van Essen, LLC	Discretionary	Galaxy Plus
Fort, L.P.	Systematic	Galaxy Plus
H2O Asset Management	Systematic	Swap
J E Moody & Company	Systematic	Swap
Landmark Trading Company	Discretionary	Galaxy Plus
Quantitative Investment Management, LLC	Systematic	Galaxy Plus
Quest Partners LLC	Systematic	Galaxy Plus
Red Oak Commodity Advisors, Inc.	Discretionary	Galaxy Plus
Rosetta Capital Management, LLC	Discretionary	Galaxy Plus
Transtrend B.V.	Systematic	Galaxy Plus
Welton Investment Partners LLC	Systematic	Galaxy Plus
Wimmer Horizon	Systematic	Trading Company

Effective September 20, 2019, Red Oak Commodity Advisors, Inc. ceased to act as a commodity trading advisor to the Series.

As of September 30, 2019, the allocation of the assets of each applicable Series of the Trust between the Trading Advisors was as follows:

Allocation as of September 30, 2019 (expressed as a percentage of aggregate notional exposure to commodity trading programs)

Advisor	Frontier Diversified Fund	Frontier Long/Short Commodity Fund	Frontier Masters Fund	Frontier Balanced Fund	Frontier Select Fund	Frontier Global Fund	Frontier Heritage Fund
Aspect Capital Limited	20%	—	60%	10%	—	100%	56%
BH-DG Systematic Trading LLP	—	—	—	—	34%	—	23%
Crabel Capital Partners, LLPC	6%	—	—	6%	—	—	—
Doherty	7%			6%
Emil Van Essen, LLC	5%	12%	11%	4%	—	—	—
Fort, L.P.	18%	—	—	13%	—	—	—
H2O Asset Management	14%	—	—	22%	—	—	—
J E Moody & Company	—	18%	—	—	—	—	—
Landmark	2%	12%		2%
Quantitative Investment Management, LLC	12%	—	—	12%	—	—	—
Quest Partners LLC	4%	—	—	3%	—	—	—
Red Oak Commodity Advisors, Inc.	—	—	—	—	—	—	—
Rosetta Capital Management, LLC	—	41%	—	—	—	—	—
Transtrend B.V.	—	—	11%	—	36%	—	—
Welton Investment Partners LLC	11%	18%	18%	10%	30%	—	22%
Wimmer Horizon	—	—	—	5%	—	—	—

Effective September 20, 2019, Red Oak Commodity Advisors, Inc. ceased to act as a commodity trading advisor to the Series.

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At September 30, 2019, cash deposited at the clearing brokers was $2,765,900 for the Trust. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each month. As of September 30, 2019, with the Federal Funds target rate at 2.25% to 2.50%, this amount is estimated to be 2.25%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds and time deposits. Aggregate interest income from all sources, including assets held at clearing brokers, of up to 2.00% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Global Fund, Frontier Select Fund, and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a, Class 3a only), Frontier Masters Fund and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 20% of the total interest allocated to the Series was paid to the Managing Owner from January 1, 2017 through April 28, 2017; thereafter 100% of the interest is retained by the respective Series. The amount reflected in the financial statements for the Trust and Series are disclosed on a net basis. Due to some classes not exceeding the 2% paid to the Managing Owner, amounts earned by those classes may be zero.

Approximately 10% to 30% of the Trust’s assets are expected to be committed as required margin for futures contracts and forwards and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations there under. Approximately 2% to 6% of the Trust’s assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 64% to 88% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. federally chartered banks. As of September 30, 2019, total cash and cash equivalents held at banking institutions were $29,630 for the Frontier Diversified Fund, $19,939 for the Frontier Masters Fund, $24,761 for the Frontier Long/Short Commodity Fund, $49,080 for the Frontier Balanced Fund, $65,947 for the Frontier Select Fund, $20,732 for the Frontier Global Fund, and $80,162 for the Frontier Heritage Fund.

As a commodity pool, the Trust has large cash positions. Such cash positions are used to pay margin for the trading of futures, forwards and options, and also to pay redemptions. Generally, the Trust has not been forced to liquidate positions to fund redemptions. During the three months ended September 30, 2019, the Trust was able to pay all redemptions.

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

Results of Operations

Series Returns and Other Information

The returns for each Series and Class of Units for the three months ended September 30, 2019 and 2018, and related information, are discussed below. The activities of the Trust on a consolidated basis are explained through the activity of the underlying Series. Please refer to the discussion of the Series activities in relation to the Trust on a consolidated basis.

Each Series had exposure to commodity interest positions within one or more sectors during the three months ended September 30, 2019 and 2018. The performance of each Series was impacted over the course of the periods by, among other things, the relative performance of the relevant sector or sectors and the commodities within those sectors, the changing allocations among, and the specific positions taken by the Series’ Trading Advisors in, the relevant sector(s) and commodities, and the timing of entries and exits. For certain of the Series, a sector attribution chart has been included at the end of the relevant discussion. Each chart depicts the performance of the relevant Series’ positions within each of the relevant sectors (determined by the Managing Owner using monthly gross return and NAV figures, with various adjustments to net out a proportional allocation of the fees and expenses chargeable to the Series) during the periods presented.

As of the date of this report, for a Series that has invested in a swap, a trading advisor does not receive any management fees directly from the Series for such swap, and instead the relevant trading advisor receives compensation via the fees embedded in the swap. As of September 30, 2019, the effective management fee embedded in (i) swaps owned by Frontier Diversified Fund was 0.79% per annum, (ii) swaps owned by Frontier Balanced Fund was 0.62% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 1.91% per annum, (iv) swaps owned by Frontier Heritage Fund was 2.18% per annum, and (v) swaps owned by Frontier Select Fund was 2.01% per annum and the managing owner has waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded management fee is accrued on the relevant notional amount of the swap.

Three months ended September 30, 2019 Compared to Three Months Ended September 30, 2018.

Frontier Diversified Fund

The Frontier Diversified Fund— Class 1 NAV gained 0.27% and lost 3.55%, respectively, for the three months ended September 30, 2019 and 2018, net of fees and expenses; the Frontier Diversified Fund—Class 2 NAV gained 0.71% and lost 3.12%, respectively for the three months ended September 30, 2019 and 2018, net of fees and expenses; the Frontier Diversified Fund—Class 3 NAV gained 0.77%  and lost 3.07%, respectively for the three months ended September 30, 2019 and 2018.

For the three months ended September 30, 2019, the Frontier Diversified Fund recorded net loss on investments of $135,936, net investment gain of $220,974, and total expenses of $137,478 resulting in a net increase in Owners’ capital from operations of $85,038. For the three months ended September 30, 2018, the Frontier Diversified Fund recorded net loss on investments of $403,356, net investment loss of $174,822, and total expenses of $184,192 resulting in a net decrease in Owners’ capital from operations of $578,178.

Please see additional discussion under “Nine months ended September 30, 2019 Compared to Nine months ended September 30, 2018 –Frontier Diversified Fund.”

Frontier Masters Fund

The Frontier Masters Fund—Class 1 NAV lost 2.97% and lost 2.14% for the three months ended September 30, 2019 and 2018 net of fees and expenses; the Frontier Masters Fund —Class 2 NAV lost 2.26% and lost 1.71% for the three months ended September 30, 2019 and 2018, net of fees and expenses; the Frontier Masters Fund—Class 3 NAV lost 2.20% and lost 1.64% for the three months ended September 30, 2019 and 2018, net of fees and expenses.

For the three months ended September 30, 2019, the Frontier Masters Fund recorded net loss on investments of $48,667, net investment loss of $16,488, and total expenses of $50,882, resulting in a net decrease in Owners’ capital from operations of $65,115. For the three months ended September 30, 2018, the Frontier Masters Fund recorded net loss on investments of $10,638, net investment loss of $124,728, and total expenses of $129,435, resulting in a net decrease in Owners’ capital from operations of $135,366.

Please see additional discussion under “Nine months ended September 30, 2019 Compared to Nine months ended September 30, 2018— Frontier Masters Fund.”

Frontier Long/Short Commodity Fund

The Frontier Long/Short Commodity Fund—Class 2 NAV lost 9.91% and lost 2.80%, respectively, for the three months ended September 30, 2019 and 2018 net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 3 NAV lost 9.85% and lost 2.80% respectively for the three months ended September 30, 2019 and 2018 net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 1a NAV lost 10.03% and lost 6.48% respectively, for the three months ended September 30, 2019 and 2018 net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 2a NAV lost 9.54% and lost 6.06% respectively, for the three months ended September 30, 2019 and 2018 net of fees and expenses; the Frontier Long/Short Commodity Fund Class 3a NAV lost 9.49% and lost 6.00%, respectively, for the three months ended September 30, 2019 and 2018, net of fees and expenses.

For the three months ended September 30, 2019, the Frontier Long/Short Commodity Fund recorded net loss on investments of $188,934, net investment loss of $13,884, and total expenses of $14,577, resulting in a net decrease in Owners’ capital from operations of $202,818. For the three months ended September 30, 2018, the Frontier Long/Short Commodity Fund recorded net loss on investments of $111,396, net investment loss of $16,476, and total expenses of $19,652, resulting in a net decrease in Owners’ capital from operations of $127,872.

Please see additional discussion under “Nine months ended September 30, 2019 Compared to Nine months ended September 30, 2018 – Frontier Long/Short Commodity Fund.”

Frontier Balanced Fund

The Frontier Balanced Fund—Class 1 NAV gained 0.28% and lost 4.31%, respectively, for the three months ended September 30, 2019 and 2018, net of fees and expenses; the Frontier Balanced Fund —Class 2 NAV gained 1.05% and lost 3.59%, respectively, for the three months ended September 30, 2019 and 2018, net of fees and expenses; the Frontier Balanced Fund—Class 2a NAV gained 1.00% and lost 3.56%, respectively, for the three months ended September 30, 2019 and 2018, net of fees and expenses; the Frontier Balanced Fund—Class 3a NAV gained 1.05% and lost 3.56%, respectively, for the three months ended September 30, 2019 and 2018, net of fees and expenses; the Frontier Balanced Fund—Class 1AP NAV gained 1.04% and lost 3.59% for the three months ended September 30, 2019 and 2018, net of fees and expenses.

For the three months ended September 30, 2019, the Frontier Balanced Fund recorded net gain on investments of $535,720, net investment loss of $376,415, and total expenses of $388,055, resulting in a net increase in Owners’ capital from operations of $159,305. For the three months ended September 30, 2018, the Frontier Balanced Fund recorded net loss on investments of $1,017,197 net investment loss of $579,502, and total expenses of $590,094, resulting in a net decrease in Owners’ capital from operations of $1,596,699.

Please see additional discussion under “Nine months ended September 30, 2019 Compared to Nine months ended September 30, 2018 – Frontier Balanced Fund.”

Frontier Select Fund

The Frontier Select Fund—Class 1 NAV gained 2.28% and gained 0.88%, respectively, for the three months ended September 30, 2019 and 2018, net of fees and expenses; the Frontier Select Fund —Class 2 NAV gained 3.04% and gained 1.65% respectively for the three months ended September 30, 2019 and 2018, net of fees and expenses; the Frontier Select Fund —Class 1AP NAV gained 3.05% and gained 1.64%, respectively, for the three months ended September 30, 2019 and 2018.

For the three months ended September 30, 2019, the Frontier Select Fund recorded net gain on investments of $139,169, net investment loss of $49,482 and total expenses of $49,477, resulting in a net increase in Owners’ capital from operations of $89,687. For the three months ended September 30, 2018, the Frontier Select Fund recorded net gain on investments of $97,395, net investment loss of $59,225 and total expenses of $59,225, resulting in a net increase in Owners’ capital from operations of $38,170.

Please see additional discussion under “Nine months ended September 30, 2019 Compared to Nine months ended September 30, 2018 – Frontier Select Fund.”

Frontier Global Fund (formerly, Frontier Winton Fund)

The Frontier Global Fund—Class 1 NAV gained 5.84% and lost 1.78%, respectively, for the three months ended September 30, 2019 and 2018, net of fees and expenses; the Frontier Global Fund —Class 2 NAV gained 6.61% and gained 1.34%, respectively, for the three months ended September 30, 2019 and 2018, net of fees and expenses; the Frontier Global Fund —Class 1AP NAV gained 6.64% and lost 1.00%, respectively, for the three months ended September 30, 2019 and 2018.

For the three months ended September 30, 2019, the Frontier Global Fund recorded net gain on investments of $491,617, net investment loss of $127,303, and total expenses of $127,301, resulting in a net increase in Owners’ capital from operations of $364,314. For the three months ended September 30, 2018, the Frontier Global Fund recorded net gain on investments of $66,648, net investment loss of $254,280, and total expenses of $254,280, resulting in a net decrease in Owners’ capital from operations of $187,632.

Please see additional discussion under “Nine months ended September 30, 2019 Compared to Nine months ended September 30, 2018 – Frontier Global Fund.”

Frontier Heritage Fund

The Frontier Heritage Fund—Class 1 NAV gained 3.04% and lost 1.54%, respectively, for the three months ended September 30, 2019 and 2018 net of fees and expenses; the Frontier Heritage Fund —Class 2 NAV gained 3.84% and lost 0.80%, respectively for the three months ended September 30, 2019 and 2018, net of fees and expenses; the Frontier Heritage Fund —Class 1AP NAV gained 3.82% and lost 0.76%, respectively, for the three months ended September 30, 2019 and 2018.

For the three months ended September 30, 2019, the Frontier Heritage Fund recorded net gain on investments of $174,413, net investment loss of $54,135, and total expenses of $54,129, resulting in a net increase in Owners’ capital from operations of $121,139, after non-controlling interests of $861. For the three months ended September 30, 2018, the Frontier Heritage Fund recorded net gain on investments of $22,593, net investment loss of $85,602, and total expenses of $85,602, resulting in a net decrease in Owners’ capital from operations of $66,140, after non-controlling interests of $3,131.

Please see additional discussion under “Nine months ended September 30, 2019 Compared to Nine months ended September 30, 2018 – Frontier Heritage Fund.”

Nine months ended September 30, 2019 Compared to Nine months ended September 30, 2018.

Frontier Diversified Fund

2019

The Frontier Diversified Fund— Class 1 NAV gained 0.46% and lost 10.27%, respectively, for the nine months ended September 30, 2019 and 2018, net of fees and expenses; the Frontier Diversified Fund—Class 2 NAV gained 1.77% and lost 9.08%, respectively for the nine months ended September 30, 2019 and 2018, net of fees and expenses; the Frontier Diversified Fund—Class 3 NAV gained 1.97% and lost 8.92%, respectively for the nine months ended September 30, 2019 and 2018.

For the nine months ended September 30, 2019, the Frontier Diversified Fund recorded net gain on investments of $575,135, net investment loss of $412,327, and total expenses of $419,871 resulting in a net increase in Owners’ capital from operations of $162,808. The NAV per Unit, Class 1, increased from $102.25 at December 31, 2018 to $102.72 as of September 30, 2019. The NAV per Unit, Class 2, increased from $120.84 at December 31, 2018 to $122.98 as of September 30, 2019. The NAV per Unit, Class 3 increased from $112.62 at December 31, 2018 to $114.84 as of September 30, 2019. Total Class 1 subscriptions and redemptions for the period were $0 and $267,729, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $1,985,772, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $1,775,784, respectively. Ending capital at September 30, 2019 was $1,324,052 for Class 1, $5,743,894 for Class 2 and $5,222,088 for Class 3. Ending capital at December 31, 2018 was $1,703,556 for Class 1, $7,672,754 for Class 2 and $6,780,200 for Class 3.

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

The current management fees payable to the underlying commodity trading advisor(s) comprising the index referenced in the swaps is 1.00% per annum of notional assets. The current incentive fees payable to the underlying commodity trading advisor(s) comprising the index referenced in the swaps range from 20% to 25% of New High Net Trading Profits on a monthly or quarterly basis. To the extent that there are embedded management fees and incentive fees incurred in a swap investment, the Managing Owner waives any management and incentive fees to which it is otherwise entitled.  The management and incentive fees embedded in a swap may be higher or lower than the management and incentive fees that would otherwise be charged to a Series by the Managing Owner.

As of September 30, 2019, the management fee embedded in swaps owned by Frontier Diversified Fund was 1.00% per annum, and the Managing Owner has waived the entire management fee due to it from the Series in respect of the Series’ investment in swaps. In each case, the embedded management fee is accrued on the relevant notional amount of the swap.

Based on an analysis of the management fees charged to Frontier Diversified Fund, the effective management fee rate of Frontier Diversified Fund was higher than the management fee rate otherwise payable to the Managing Owner.  The effective management fee rate for the Series was calculated for the period covered by the Form 10-Q by dividing the aggregate management fees paid by such Series (whether directly to the Managing Owner, or as an embedded management fee paid to a third-party commodity trading advisor) by the aggregate assets on which such management fees were paid.  For the quarter ended September 30, 2019, the effective management fee rate of Frontier Diversified Fund was 0.79%, compared to a management fee payable to the Managing Owner of 0.75%. For the quarter ended September 30, 2019, the management and incentive fees embedded in gains (losses) from trading companies owned by Frontier Diversified Fund was $17,063.

The Frontier Diversified Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors.

Frontier Diversified Fund Class 1 Major Advisors Performance
Q3 2019 and YTD
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Aspect Capital Ltd
Crabel
Emil Van Essen
Fort LP (GC)
H2O
QIM
Quantmetrics
Quest Partners
Welton
Winton
Non-Major Advisors
Q3 2019
YTD

Frontier Diversified Fund Class 2 Major Advisors Performance
Q3 2019 and YTD
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Aspect Capital Ltd
Crabel
Emil Van Essen
Fort LP (GC)
H2O
QIM
Quantmetrics
Quest Partners
Welton
Winton
Non-Major Advisors
Q3 2019
YTD

Frontier Diversified Fund Class 3 Major Advisors Performance
Q3 2019 and YTD
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Aspect Capital Ltd
Crabel
Emil Van Essen
Fort LP (GC)
H2O
QIM
Quantmetrics
Quest Partners
Welton
Winton
Non-Major Advisors
Q3 2019
YTD

Frontier Diversified Fund Class 1 Sector Attributions
Q3 2019 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2019
YTD

Frontier Diversified Fund Class 2 Sector Attributions
Q3 2019 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2019
YTD

Frontier Diversified Fund Class 3 Sector Attributions
Q3 2019 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2019
YTD

Three sectors which traded in the Frontier Diversified Fund were profitable in Q3 2019 and two were profitable YTD. Currencies and Interest Rates were profitable for Q3 2019 while Energies, Agriculturals, Metals and Stock Indices finished negative for the quarter. Currencies and Interest Rates were profitable YTD while Metals, Energies, Agriculturals and Stock Indices finished negative YTD.

In terms of major CTA performance Aspect, Crabel, H20, Welton and Fort finished positive for the quarter. Quest, Emil Van Essen and QIM were negative for the quarter.

Aspect, H20, Welton and Fort finished positive YTD. Crabel, Emil Van Essen, QIM, Quantmetrics, Quest and Winton were negative YTD.

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
Non-Major Advisors
Q3 2018
YTD

Frontier Diversified Fund Class 3 Major Advisors Performance
Q3 2018 and YTD
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
Aspect Capital Limited
Crabel
Emil Van Essen
Fort LP (GC)
H2O
QIM
Quantmetrics
Quest Partners
Welton
Winton
Non-Major Advisors
Q3 2018
YTD

Frontier Masters Fund

2019

The Frontier Masters Fund—Class 1 NAV lost 6.99% and lost 15.29% for the nine months ended September 30, 2019 and 2018 net of fees and expenses; the Frontier Masters Fund —Class 2 NAV lost 5.51% and lost 14.17% for the nine months ended September 30, 2019 and 2018, net of fees and expenses; the Frontier Masters Fund—Class 3 NAV lost 5.34% and lost 14.00% for the nine months ended September 30, 2019 and 2018, net of fees and expenses.

For the nine months ended September 30, 2019, the Frontier Masters Fund recorded net loss on investments of $39,517, net investment loss of $189,966, and total expenses of $194,337, resulting in a net decrease in Owners’ capital from operations of $229,483.

The NAV per Unit, Class 1, decreased from $91.10 at December 31, 2018 to $84.73 as of September 30, 2019. The NAV per Unit, Class 2, decreased from $107.68 at December 31, 2018 to $101.75 as of September 30, 2019. The NAV per Unit, Class 3, decreased from $100.77 at December 31, 2018 to $95.39 as of September 30, 2019. Total Class 1 subscriptions and redemptions for the period were $0 and $1,450,002, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $231,224, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $967,911, respectively. Ending capital at September 30, 2019 was $14,998 for Class 1, $993,858 for Class 2 and $1,684,657 for Class 3. Ending capital at December 31, 2018 was $1,484,478 for Class 1, $1,292,975 for Class 2 and $2,794,680 for Class 3.

The Frontier Masters Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Frontier Masters Fund Class 1 Major Advisors Performance
Q3 2019 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Aspect Capital Ltd
Emil Van Essen
Transtrend
Welton
Winton
Q3 2019
YTD

Frontier Masters Fund Class 2 Major Advisors Performance
Q3 2019 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Aspect Capital Ltd
Emil Van Essen
Transtrend
Welton
Winton
Q3 2019
YTD

Frontier Masters Fund Class 3 Major Advisors Performance
Q3 2019 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Aspect Capital Ltd
Emil Van Essen
Transtrend
Welton
Winton
Q3 2019
YTD

Frontier Masters Fund Class 1 Sector Attributions
Q3 2019 and YTD
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2019
YTD

Frontier Masters Fund Class 2 Sector Attributions
Q3 2019 and YTD
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2019
YTD

Frontier Masters Fund Class 3 Sector Attributions
Q3 2019 and YTD
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2019
YTD

Three of the six sectors which traded in the Frontier Masters Fund were profitable in Q3 2019 and two of the six were profitable YTD. Metals, Currencies and Interest Rates were profitable for Q3 2019 while Energies, Agriculturals and Stock Indices finished negative for the quarter. Currencies and Interest Rates were profitable YTD while Metals, Energies, Agriculturals and Stock Indices finished negative YTD.

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
Winton
Q3 2018
YTD

Frontier Masters Fund Class 3 Major Advisors Performance
Q3 2018 and YTD
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Emil Van Essen
Transtrend
Welton
Winton
Q3 2018
YTD

Frontier Long/Short Commodity Fund

2019

The Frontier Long/Short Commodity Fund—Class 2 NAV lost 10.18% and lost 10.59%, respectively, for the nine months ended September 30, 2019 and 2018 net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 3 NAV lost 10.13% and lost 10.60% respectively for the nine months ended September 30, 2019 and 2018 net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 1a NAV lost 16.27% and lost 18.64% respectively, for the nine months ended September 30, 2019 and 2018 net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 2a NAV lost 15.36% and lost 17.57% respectively, for the nine months ended September 30, 2019 and 2018 net of fees and expenses; the Frontier Long/Short Commodity Fund Class 3a NAV lost 15.17% and lost 17.40%, respectively, for the nine months ended September 30, 2019 and 2018, net of fees and expenses.

For the nine months ended September 30, 2019, the Frontier Long/Short Commodity Fund recorded net loss on investments of $217,823, net investment loss of $41,280, and total expenses of $43,108, resulting in a net decrease in Owners’ capital from operations of $259,103.

The NAV per Unit, Class 2, decreased from $98.82 at December 31, 2018 to $88.76 as of September 30, 2019. The NAV per Unit, Class 3, decreased from $103.66 at December 31, 2018 to $93.16 as of September 30, 2019. The NAV per Unit, Class 1a, decreased from $56.80 at December 31, 2018 to $47.56 as of September 30, 2019. The NAV per Unit, Class 2a, decreased from $66.52 at December 31, 2018 to $56.30 as of September 30, 2019. The NAV per Unit, Class 3a, decreased from $69.83 at December 31, 2018 to $59.24 as of September 30, 2019. Total Class 2 redemptions for the period were $33,086. Total Class 3 redemptions for the period were $153,569. Total Class 1a redemptions were $4,858. Class 2a redemptions for the period were $66,516. Class 3a subscriptions and redemptions for the period were $0 and $58,503 respectively. Ending capital at September 30, 2019 was $44,646 for Class 2, $1,468,084 for Class 3, $12,319 for Class 1a, $92,947 for Class 2a and $251,576 for Class 3a. Ending capital at December 31, 2018 was $84,096 for Class 2, $1,791,417 for Class 3, $20,051 for Class 1a, $186,469 for Class 2a and $363,174 for Class 3a.

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

The current management fees payable to the underlying commodity trading advisor(s) comprising the index referenced in the swaps is 1.50% per annum of notional assets. The current incentive fees payable to the underlying commodity trading advisor(s) comprising the index referenced in the swaps is 25% of New High Net Trading Profits on a monthly or quarterly basis. To the extent that there are embedded management and incentive fees incurred in a swap investment, the Managing Owner waives any management and incentive fees to which it is otherwise entitled.  The management and incentive fees embedded in a swap may be higher or lower than the management and incentive fees that would otherwise be charged to a Series by the Managing Owner.

As of September 30, 2019, the management fee embedded in swaps owned by Frontier Long/Short Commodity Fund was 1.50% per annum, and the Managing Owner has waived the entire management fee due to it from the Series in respect of the Series’ investment in swaps. In each case, the embedded management fee is accrued on the relevant notional amount of the swap.

Based on an analysis of the management fees charged to Frontier Long/Short Commodity Fund, the effective management fee rate of Frontier Long/Short Commodity Fund was lower than the management fee rate otherwise payable to the Managing Owner.  The effective management fee rate for the Series was calculated for the period covered by the Form 10-Q by dividing the aggregate management fees paid by such Series (whether directly to the Managing Owner, or as an embedded management fee paid to a third-party commodity trading advisor) by the aggregate assets on which such management fees were paid.  For the quarter ended September 30, 2019, the effective management fee rate of Frontier Long/Short Commodity Fund was 1.91%, compared to a management fee payable to the Managing Owner of 2.00%. For the quarter ended September 30, 2019, the management and incentive fees embedded in gains (losses) from trading companies owned by Frontier Long/Short Commodity Fund was $3,579.

The Frontier Long/Short Commodity Fund may have both long and short exposure to the Base Metals, Energies, Grains, Meats, Precious Metals, Financials and Softs sectors, although the majority of the exposure will typically be in the Energies, Metals and Softs sectors.

Frontier Long/Short Commodity Fund Class 1A Sector Attributions
Q3 2019 and YTD
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
-16.00%
-18.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q3 2019
YTD

Frontier Long/Short Commodity Fund Class 2 Sector Attributions
Q3 2019 and YTD
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q3 2019
YTD

Frontier Long/Short Commodity Fund Class 2A Sector Attributions
Q3 2019 and YTD
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
-16.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q3 2019
YTD

Frontier Long/Short Commodity Fund Class 3 Sector Attributions
Q3 2019 and YTD
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q3 2019
YTD

Frontier Long/Short Commodity Fund Class 3A Sector Attributions
Q3 2019 and YTD
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
-16.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q3 2019
YTD

Frontier Long/Short Commodity Fund Class 1A
Major Advisors Performance
Q3 2019 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Emil Van Essen
JE Moody
Red Oak
Rosetta
Welton
Non-Major Advisors
Q3 2019
YTD

Frontier Long/Short Commodity Fund Class 2
Major Advisors Performance
Q3 2019 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Emil Van Essen
JE Moody
Red Oak
Rosetta
Welton
Non-Major Advisors
Q3 2019
YTD

Frontier Long/Short Commodity Fund Class 2A
Major Advisors Performance
Q3 2019 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Emil Van Essen
JE Moody
Red Oak
Rosetta
Welton
Non-Major Advisors
Q3 2019
YTD

Frontier Long/Short Commodity Fund Class 3
Major Advisors Performance
Q3 2019 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Emil Van Essen
JE Moody
Red Oak
Rosetta
Welton
Non-Major Advisors
Q3 2019
YTD

Frontier Long/Short Commodity Fund Class 3A
Major Advisors Performance
Q3 2019 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Emil Van Essen
JE Moody
Red Oak
Rosetta
Welton
Non-Major Advisors
Q3 2019
YTD

None of the seven sectors traded in the Frontier Long/Short Commodity Fund were profitable in Q3 2019 and none of the seven were profitable YTD. Base Metals, Energies, Grains, Meats, Precious Metals, Softs and Financials finished negative for the quarter. Base Metals, Energies, Grains, Meats, Precious Metals, Softs and Financials were negative YTD.

In terms of major CTA performance, Welton finished positive for the quarter. Emil Van Essen, JE Moody, Red Oak and Rosetta were negative for the quarter.

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
Non-Major Advisors
Q3 2018
YTD

Frontier Long/Short Commodity Fund Class 3A
Major Advisors Performance
Q3 2018 and YTD
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
-7.00%
-8.00%
-9.00%
Emil Van Essen
JE Moody
Red Oak
Rosetta
Welton
Non-Major Advisors
Q3 2018
YTD

Frontier Balanced Fund

2019

The Frontier Balanced Fund—Class 1 NAV lost 0.80% and lost 11.88%, respectively, for the nine months ended September 30, 2019 and 2018, net of fees and expenses; the Frontier Balanced Fund —Class 2 NAV gained 1.45% and lost 9.86%, respectively, for the nine months ended September 30, 2019 and 2018, net of fees and expenses; the Frontier Balanced Fund —Class 2a NAV gained 1.44% and lost 9.84%, respectively, for the nine months ended September 30, 2019 and 2018, net of fees and expenses; the Frontier Balanced Fund —Class 3a NAV gained 1.47% and lost 9.84%, respectively, for the nine months ended September 30, 2019 and 2018, net of fees and expenses; the Frontier Balanced Fund —Class 1AP NAV gained 1.45% and lost 9.92% for the nine months ended September 30, 2019 and 2018, net of fees and expenses.

For the nine months ended September 30, 2019, the Frontier Balanced Fund recorded net gain on investments of $1,056,365 net investment loss of $1,220,176, and total expenses of $1,256,678, resulting in a net decrease in Owners’ capital from operations of $163,811.

The NAV per Unit, Class 1, decreased from $117.63 at December 31, 2018 to $116.69 as of September 30, 2019. The NAV per Unit, Class 1AP, increased from $134.16 at December 31, 2018 to $136.10 as of September 30, 2019. The NAV per Unit, Class 2, increased from $180.94 at December 31, 2018 to $183.56 as of September 30, 2019. The NAV per Unit, Class 2a, increased from $156.81 at December 31, 2018 to $159.07 as of September 30, 2019. The NAV per Unit, Class 3a, increased from $156.26 at December 31, 2018 to $158.55 as of September 30, 2019. Total Class 1 subscriptions and redemptions for the period were $0 and $6,981,365 respectively. Total Class 1AP redemptions for the period were $24,995. Total Class 2 subscriptions and redemptions for the period were $0 and $1,261,895, respectively. Total Class 2a subscriptions and redemptions for the period were $0 and $114,814, respectively. Total Class 3a redemptions for the period were $16,646. Ending capital at September 30, 2019 was $18,453,993 for Class 1, $335,066 for Class 1AP, $3,350,406 for Class 2, $227,471 for Class 2a, and $889,635 for Class 3a. Ending capital at December 31, 2018 was $25,703,922 for Class 1, $355,112 for Class 1AP, $4,528,375 for Class 2, $339,173 for Class 2a and $893,515 for Class 3a.

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

The current management fees payable to the underlying commodity trading advisor(s) comprising the index referenced in the swaps is 1.00% per annum of notional assets. The current incentive fees payable to the underlying commodity trading advisor(s) comprising the index referenced in the swaps ranges from 20% to 25% of New High Net Trading Profits on a monthly or quarterly basis. To the extent that there are embedded management and incentive fees incurred in a swap investment, the Managing Owner waives any management and incentive fees to which it is otherwise entitled.  The management and incentive fees embedded in a swap may be higher or lower than the management and incentive fees that would otherwise be charged to a Series by the Managing Owner.

As of September 30, 2019, the management fee embedded in swaps owned by Frontier Balanced Fund was 1.00% per annum, and the Managing Owner has waived the entire management fee due to it from the Series in respect of the Series’ investment in swaps. In each case, the embedded management fee is accrued on the relevant notional amount of the swap.

Based on an analysis of the management fees charged to Frontier Balanced Fund, the effective management fee rate of Frontier Balanced Fund was higher than the management fee rate otherwise payable to the Managing Owner.  The effective management fee rate for the Series was calculated for the period covered by the Form 10-Q by dividing the aggregate management fees paid by such Series (whether directly to the Managing Owner, or as an embedded management fee paid to a third-party commodity trading advisor) by the aggregate assets on which such management fees were paid.  For the quarter ended September 30, 2019, the effective management fee rate of Frontier Balanced Fund was 0.62%, compared to a management fee payable to the Managing Owner of 0.50%. For the quarter ended September 30, 2019, the management and incentive fees embedded in gains (losses) from trading companies owned by Frontier Balanced Fund was $40,909.

The Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Frontier Balanced Fund Class 1 Sector Attributions
Q3 2019 and YTD
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2019
YTD

Frontier Balanced Fund Class 1AP Sector Attributions
Q3 2019 and YTD
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2019
YTD

Frontier Balanced Fund Class 2 Sector Attributions
Q3 2019 and YTD
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2019
YTD

Frontier Balanced Fund Class 2A Sector Attributions
Q3 2019 and YTD
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2019
YTD

Frontier Balanced Fund Class 3A Sector Attributions
Q3 2019 and YTD
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2019
YTD

Frontier Balanced Fund Class 1 Major Advisors Performance
Q3 2019 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Aspect Capital Ltd
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Quantmetrics
Welton
Wimmer Horizon
Winton
Non-Major Advisors
Q3 2019
YTD

Frontier Balanced Fund Class 1AP Major Advisors Performance
Q3 2019 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Aspect Capital Ltd
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Quantmetrics
Welton
Wimmer Horizon
Winton
Non-Major Advisors
Q3 2019
YTD

Frontier Balanced Fund Class 2 Major Advisors Performance
Q3 2019 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Aspect Capital Ltd
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Quantmetrics
Welton
Wimmer Horizon
Winton
Non-Major Advisors
Q3 2019
YTD

Frontier Balanced Fund Class 2A Major Advisors Performance
Q3 2019 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Aspect Capital Ltd
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Quantmetrics
Welton
Wimmer Horizon
Winton
Non-Major Advisors
Q3 2019
YTD

Frontier Balanced Fund Class 3A Major Advisors Performance
Q3 2019 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Aspect Capital Ltd
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Quantmetrics
Welton
Wimmer Horizon
Winton
Non-Major Advisors
Q3 2019
YTD

Two of the six sectors traded in the Frontier Balanced Fund were profitable in Q3 2019 and two of the six were profitable YTD. Currencies and Interest Rates were profitable for Q3 2019 while Metals, Energies, Agriculturals and Stock Indices finished negative for the quarter. Currencies and Interest Rates were positive YTD while Metals, Energies, Agriculturals and Stock Indices were negative YTD.

In terms of major CTA performance, Aspect Capital, Crabel, Fort LP (GC), H2O AM and Welton finished positive for the quarter. Emil Van Essen and Quantitative Investment Management and Wimmer Horizon were negative for the quarter.

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
Non-Major Advisors
Q3 2018
YTD

Frontier Balanced Fund Class 1AP Major Advisors Performance
Q3 2018 and YTD
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
Aspect Capital Limited
Beach Horizon
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Quantmetrics
Welton
Winton
Non-Major Advisors
Q3 2018
YTD

Equinox Frontier Balanced Fund Class 2 Major Advisors Performance
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
Non-Major Advisors
Q3 2018
YTD

Frontier Balanced Fund Class 3A Major Advisors Performance
Q3 2018 and YTD
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
Aspect Capital Limited
Beach Horizon
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Quantmetrics
Welton
Winton
Non-Major Advisors
Q3 2018
YTD

Frontier Select Fund

2019

The Frontier Select Fund—Class 1 NAV gained 8.89% and lost 16.46%, respectively, for the nine months ended September 30, 2019 and 2018, net of fees and expenses; the Frontier Select Fund —Class 2 NAV gained 11.41% and lost 14.56% respectively for the nine months ended September 30, 2019 and 2018, net of fees and expenses; the Frontier Select Fund—Class 1AP NAV gained 10.37% and lost 14.57%, respectively, for the nine months ended September 30, 2019 and 2018.

For the nine months ended September 30, 2019, the Frontier Select Fund recorded net gain on investments of $463,062, net investment loss of $146,656 and total expenses of $146,651, resulting in a net increase in Owners’ capital from operations of $316,406.

The NAV per Unit, Class 1, increased from $71.41 at December 31, 2018 to $77.76 as of September 30, 2019. The NAV per Unit, Class 1AP, increased from $82.48 at December 31, 2018 to $91.03 as of September 30, 2019. The NAV per Unit, Class 2, increased from $108.18 at December 31, 2018 to $120.52 as of September 30, 2019. Total Class 1 subscriptions and redemptions for the period were $0 and $510,200 respectively. Total Class 1AP redemptions for the period were $0. Total Class 2 subscriptions and redemptions for the period were $0 and $44,191, respectively. Ending capital at September 30, 2019 was $3,495,798 for Class 1, $12,562 for Class 1AP and $110,517 for Class 2. Ending capital at December 31, 2018 was $3,709,130 for Class 1, $1,897 for Class 1AP and $145,835 for Class 2.

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

The current management fees payable to the underlying commodity trading advisor(s) comprising the index referenced in the swaps is 1.00% per annum of notional assets. The current incentive fees payable to the underlying commodity trading advisor(s) comprising the index referenced in the swaps is 15% of New High Net Trading Profits on a monthly or quarterly basis. To the extent that there are embedded management and incentive fees incurred in a swap investment, the Managing Owner waives any management and incentive fees to which it is otherwise entitled.  The management and incentive fees embedded in a swap may be higher or lower than the management and incentive fee that would otherwise be charged to a Series by the Managing Owner.

As of September 30, 2019, the management fee embedded in swaps owned by Frontier Select Fund was 1.00% per annum, and the Managing Owner has waived the entire management fee due to it from the Series in respect of the Series’ investment in swaps. In each case, the embedded management fee is accrued on the relevant notional amount of the swap.

Based on an analysis of the management fees charged to Frontier Select Fund, the effective management fee rate of Frontier Select Fund was lower than the management fee rate otherwise payable to the Managing Owner.  The effective management fee rate for the Series was calculated for the period covered by the Form 10-Q by dividing the aggregate management fees paid by such Series (whether directly to the Managing Owner, or as an embedded management fee paid to a third-party commodity trading advisor) by the aggregate assets on which such management fees were paid.  For the period ended September 30, 2019, the effective management fee rate of Frontier Select Fund was 2.01%, compared to a management fee payable to the Managing Owner of 2.50%. For the quarter ended September 30, 2019, the management and incentive fees embedded in gains (losses) from trading companies owned by Frontier Select Fund was $4,853.

The Frontier Select Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Frontier Select Fund Class 1 Sector Attributions
Q3 2019 and YTD
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2019
YTD

Frontier Select Fund Class 1AP Sector Attributions
Q3 2019 and YTD
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2019
YTD

Frontier Select Fund Class 2 Sector Attributions
Q3 2019 and YTD
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2019
YTD

Frontier Select Fund Class 1 Major Advisor Performance
Q3 2019 and YTD
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
Brevan Howard
Transtrend
Welton
Q3 2019
YTD

Frontier Select Fund Class 1AP Major Advisor Performance
Q3 2019 and YTD
14.00%
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
Brevan Howard
Transtrend
Welton
Q3 2019
YTD

Frontier Select Fund Class 2 Major Advisor Performance
Q3 2019 and YTD
14.00%
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
Brevan Howard
Transtrend
Welton
Q3 2019
YTD

Three of the six sectors traded in the Frontier Select Fund were profitable in Q3 2019 and two of the six were profitable YTD. Metals, Currencies and Interest Rates were positive while Energies, Agriculturals and Stock Indices were negative for the quarter. Currencies and Interest Rates were profitable YTD while Metals, Energies, Agriculturals and Stock Indices finished negative YTD.

In terms of major CTA performance, Transtrend and Welton finished positive for the quarter and Brevan Howard finished negative for the quarter. Brevan Howard and Welton finished positive YTD while Transtrend finished negative YTD.

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

Frontier Global Fund (formerly, Frontier Winton Fund)

2019

The Frontier Global Fund—Class 1 NAV gained 15.54% and lost 8.21%, respectively, for the nine months ended September 30, 2019 and 2018, net of fees and expenses; the Frontier Global Fund—Class 2 NAV gained 18.18% and lost 4.76%, respectively, for the three months ended September 30, 2019 and 2018, net of fees and expenses; the Frontier Global Fund—Class 1AP NAV gained 18.17% and lost 6.19%, respectively, for the nine months ended September 30, 2019 and 2018.

For the nine months ended September 30, 2019, the Frontier Global Fund recorded net gain on investments of $1,324,354, net investment loss of $386,197, and total expenses of $386,195, resulting in a net increase in Owners’ capital from operations of $938,157.

The NAV per Unit, Class 1, increased from $131.57 at December 31, 2018 to $152.02 as of September 30, 2019. The NAV per Unit, Class 1AP, increased from $149.92 at December 31, 2018 to $177.16 as of September 30, 2019. The NAV per Unit, Class 2, increased from $187.17 at December 31, 2018 to $221.20 as of September 30, 2019. Total Class 1 subscriptions and redemptions for the period were $0 and $2,901,069, respectively. There were no subscriptions or redemptions for Class 1AP. Total Class 2 subscriptions and redemptions for the period were $0 and $84,395, respectively. Ending capital at September 30, 2019 was $5,719,820 for Class 1, $37,912 for Class 1AP, and $403,252 for Class 2. Ending capital at December 31, 2018 was $7,755,444 for Class 1, $32,082 for Class 1AP and $420,765 for Class 2.

The Frontier Global Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Frontier Global Fund Class 1 Sector Attributions
Q3 2019 and YTD
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2019
YTD

Frontier Global Fund Class 1AP Sector Attributions
Q3 2019 and YTD
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2019
YTD

Frontier Global Fund Class 2 Sector Attributions
Q3 2019 and YTD
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2019
YTD

Three of the six sectors traded in the Frontier Global Fund were profitable in Q3 2019 and two of the six were profitable YTD. Metals, Currencies and Interest Rates were positive while Agriculturals, Stock Indices and Energies were negative for the quarter. Interest Rates and Currencies were positive YTD while Agriculturals, Stock Indices, Metals and Energies were negative YTD.

2018

The Frontier Global Fund—Class 1 NAV lost 8.21% and lost 7.90%, respectively, for the nine months ended September 30, 2018 and 2017, net of fees and expenses; the Frontier Winton Fund —Class 2 NAV lost 4.76% and lost 5.82%, respectively, for the nine months ended September 30, 2018 and 2017, net of fees and expenses; the Frontier Global Fund —Class 1AP NAV lost 6.19% and lost 5.82%, respectively, for the nine months ended September 30, 2018 and 2017.

For the nine months ended September 30, 2018, the Frontier Global Fund recorded net loss on investments of $338,678, net investment loss of $855,067, and total expenses of $855,067, resulting in a net decrease in Owners’ capital from operations of $1,193,745. The NAV per Unit, Class 1, decreased from $159.08 at December 31, 2017 to $146.02 as of September 30, 2018. The NAV per Unit, Class 1AP, decreased from $176.44 at December 31, 2017 to $165.51 as of September 30, 2018. The NAV per Unit, Class 2, decreased from $216.50 at December 31, 2017 to $206.20 as of September 30, 2018. Total Class 1 subscriptions and redemptions for the period were $0 and $2,251,329, respectively. There were no subscriptions or redemptions for Class 1AP. Total Class 2 subscriptions and redemptions for the period were $0 and $1,129,083, respectively. Ending capital at September 30, 2018 was $9,745,132 for Class 1, $35,337 for Class 1AP, and $495,023 for Class 2. Ending capital at December 31, 2017 was $13,102,614 for Class 1, $37,761 for Class 1AP and $1,709,275 for Class 2.

The Frontier Global Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors.

Frontier Global Fund Class 1 Sector Attributions
Q3 2018 and YTD
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2018
YTD

Frontier Global Fund Class 1AP Sector Attributions
Q3 2018 and YTD
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
-7.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2018
YTD

Frontier Global Fund Class 2 Sector Attributions
Q3 2018 and YTD
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2018
YTD

One of the six sectors traded in the Frontier Global Fund was profitable in Q3 2018 and two of the six were profitable YTD. Agriculturals were positive while Currencies, Metals, Energies, Interest Rates and Stock Indices were negative for the quarter. Energies and Agriculturals are positive YTD while Metals, Currencies, Interest Rates and Stock Indices were negative YTD.

Frontier Heritage Fund

2019

The Frontier Heritage Fund—Class 1 NAV gained 13.12% and lost 16.59%, respectively, for the nine months ended September 30, 2019 and 2018 net of fees and expenses; the Frontier Heritage Fund—Class 2 NAV gained 15.70% and lost 14.69%, respectively for the nine months ended September 30, 2019 and 2018, net of fees and expenses; the Frontier Heritage Fund—Class 1AP NAV gained 17.34% and lost 14.67%, respectively, for the nine months ended September 30, 2019 and 2018.

For the nine months ended September 30, 2019, the Frontier Heritage Fund recorded net gain on investments of $637,595, net investment loss of $162,068, and total expenses of $162,062, resulting in a net increase in Owners’ capital from operations of $435,283, after non-controlling interests of $40,244.

The NAV per Unit, Class 1, increased from $99.83 at December 31, 2018 to $112.93 as of September 30, 2019. The NAV per Unit, Class 1AP, increased from $111.78 at December 31, 2018 to $131.16 as of September 30, 2019. The NAV per Unit, Class 2, increased from $152.53 at December 31, 2018 to $176.48 as of September 30, 2019. Total Class 1 subscriptions and redemptions for the period were $0 and $897,838, respectively. Total Class 1AP redemptions were $0. Total Class 2 subscriptions and redemptions for the period were $0 and $106,031, respectively. Ending capital at September 30, 2019 was $2,768,782 for Class 1, $9,575 for Class 1AP and $606,741 for Class 2. Ending capital at December 31, 2018 was $3,331,725 for Class 1, $1,006 for Class 1AP and $620,953 for Class 2.

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

The current management fees payable to the underlying commodity trading advisor(s) comprising the index referenced in the swaps is 1.00% per annum of notional assets. The current incentive fees payable to the underlying commodity trading advisor(s) comprising the index referenced in the swaps is 15% of New High Net Trading Profits on a monthly or quarterly basis. To the extent that there are embedded management and incentive fees incurred in a swap investment, the Managing Owner waives any management and incentive fees to which it is otherwise entitled. The management and incentive fees embedded in a swap may be higher or lower than the management and incentive fees that would otherwise be charged to a Series by the Managing Owner.

As of September 30, 2019, the management fee embedded in swaps owned by Frontier Heritage Fund was 1.00% per annum, and the Managing Owner has waived the entire management fee due to it from the Series in respect of the Series’ investment in swaps. In each case, the embedded management fee is accrued on the relevant notional amount of the swap.

Based on an analysis of the management fees charged to Frontier Heritage Fund, the effective management fee rate of Frontier Heritage Fund was lower than the management fee rate otherwise payable to the Managing Owner.  The effective management fee rate for the Series was calculated for the period covered by the Form 10-Q by dividing the aggregate management fees paid by such Series (whether directly to the Managing Owner, or as an embedded management fee paid to a third-party commodity trading advisor) by the aggregate assets on which such management fees were paid.  For the period ended September 30, 2019, the effective management fee rate of Frontier Heritage Fund was 2.18%, compared to a management fee payable to the Managing Owner of 2.50%. For the quarter ended September 30, 2019, the management and incentive fees embedded in gains (losses) from trading companies owned by Frontier Heritage Fund was $4,689.

The Frontier Heritage Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Frontier Heritage Fund Class 1 Sector Attributions
Q3 2019 and YTD
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2019
YTD

Frontier Heritage Fund Class 1AP Sector Attributions
Q3 2019 and YTD
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2019
YTD

Frontier Heritage Fund Class 2 Sector Attributions
Q3 2019 and YTD

30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2019
YTD

Frontier Heritage Fund Class 1 Major Advisors Performance
Q3 2019 and YTD
14.00%
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
Aspect Capital Ltd
Brevan Howard
Welton
Winton
Q3 2019
YTD

Frontier Heritage Fund Class 1AP Major Advisors Performance
Q3 2019 and YTD
14.00%
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
Aspect Capital Ltd
Brevan Howard
Welton
Winton
Q3 2019
YTD

Frontier Heritage Fund Class 2 Major Advisors Performance
Q3 2019 and YTD
14.00%
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
Aspect Capital Ltd
Brevan Howard
Welton
Winton
Q3 2019
YTD

Three of the six sectors traded in the Frontier Heritage Fund were profitable in Q3 2019 and two of the six were profitable YTD. Interest Rates, Metals and Currencies were positive while Energies, Agriculturals and Stock Indices were negative for the quarter. Currencies and Interest Rates were profitable YTD while Energies, , Agriculturals, Metals and Stock Indices finished negative YTD.

In terms of major CTA performance, none of the CTA’s were positive for Q3 2019 while Aspect Capital, Brevan Howard and Welton were negative for the quarter. Aspect Capital and Welton were positive YTD while Brevan Howard and Winton were negative YTD.

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

Value at Risk by Market Sectors

The following tables present the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of September 30, 2019 and December 31, 2018. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Frontier Diversified Fund:

	September 30, 2019		December 31, 2018
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
MARKET SECTOR	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION

Interest Rates	$143	0.00%	$5,930,458	36.71%
Equities	222,118	1.81%	15,386	0.10%
Fixed Income	197,205	1.60%	15,372	0.10%
FX	97,734	0.80%	42,011	0.26%
Commodities	9,203	0.07%	76,321	0.47%
Total:	$526,403	4.28%	$6,079,547	37.63%

Frontier Long/Short Commodity Fund:

	September 30, 2019		December 31, 2018
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
MARKET SECTOR	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION

Interest Rates	$-	0.00%	$479,102	19.59%
Equities	-	0.00%	-	0.00%
Fixed Income	-	0.00%	-	0.00%
FX	-	0.00%	-	0.00%
Commodities	74,737	4.00%	-	0.00%
Total:	$74,737	4.00%	$479,102	19.59%

Frontier Masters Fund:

	September 30, 2019		December 31, 2018
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
MARKET SECTOR	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION

Interest Rates	$-	0.00%	$8,114	0.15%
Equities	-	0.00%	12,429	0.22%
Fixed Income	-	0.00%	12,417	0.22%
FX	-	0.00%	33,937	0.61%
Commodities	-	0.00%	61,654	1.11%
Total:	$-	0.00%	$128,550	2.31%

Frontier Balanced Fund:

	September 30, 2019		December 31, 2018
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
MARKET SECTOR	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION

Interest Rates	$230	0.00%	$10,973,969	34.49%
Equities	619,534	2.66%	55,910	0.18%
Fixed Income	600,052	2.58%	193,676	0.61%
FX	347,033	1.49%	269,269	0.85%
Commodities	40,725	0.18%	262,465	0.82%
Total:	$1,607,574	6.91%	$11,755,289	36.94%

Frontier Select Fund:

	September 30, 2019		December 31, 2018
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
MARKET SECTOR	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION

Interest Rates	$-	0.00%	$-	0.00%
Equities	-	0.00%	-	0.00%
Fixed Income	-	0.00%	-	0.00%
FX	-	0.00%	-	0.00%
Commodities	-	0.00%	-	0.00%
Total:	$-	0.00%	$-	0.00%

Frontier Global Fund:

	September 30, 2019		December 31, 2018
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
MARKET SECTOR	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION

Interest Rates	$-	0.00%	$41,507	0.51%
Equities	-	0.00%	63,583	0.77%
Fixed Income	-	0.00%	63,524	0.77%
FX	-	0.00%	173,614	2.12%
Commodities	-	0.00%	315,405	3.84%
Total:	$-	0.00%	$657,634	8.01%

Frontier Heritage Fund:

	September 30, 2019		December 31, 2018
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
MARKET SECTOR	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION

Interest Rates	$31,742	0.81%	$2,962,601	66.35%
Equities	95,378	2.42%	10,964	0.25%
Fixed Income	55,756	1.42%	10,954	0.25%
FX	130,617	3.32%	29,937	0.67%
Commodities	50,580	1.28%	54,386	1.22%
Total:	$364,073	9.25%	$3,068,842	68.72%

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of September 30, 2019, by market sector.

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

ITEM  4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chairman and Chief Financial Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), for the Trust and each Series as of September 30, 2019 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

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

Report on Management’s Assessment of Internal Control over Financial Reporting; Changes in Internal Control Over Financial Reporting

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

Management assessed the effectiveness of the internal control over financial reporting for the Trust and each Series as of September 30, 2019, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 report entitled Internal Control-Integrated Framework.

Based on that assessment, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that the Trust did not maintain effective internal control over financial reporting as of September 30, 2019 as a result of the material weaknesses described below:

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

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding the sale of unregistered Units by the Trust for the three months ended September 30, 2019. The number of Units listed below for each transaction is the aggregate number of Units in the particular Series of the Trust purchased in such transaction. The consideration listed below for each transaction is, except as otherwise noted, the aggregate amount of cash paid for the Units purchased. For each transaction reported below, the price per Unit was NAV per Unit at the time of the transaction and the Managing Owner of the Trust was the purchaser of the Units. No underwriting discount or sales commission was paid or received with respect to any of the transactions reported below. The Trust claims an exemption from registration of each of the transactions listed below under Section 4(a)(2) of the Securities Act of 1933, as amended, as a sale by an issuer not involving a public offering.

SERIES	DATE	UNITS	CONSIDERATION
NONE

One hundred percent of the offering proceeds from the sale of Units are initially available for the Series’ trading activities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM  4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM  5. OTHER INFORMATION.

None

ITEM  6. EXHIBITS.

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

31.1	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934 (furnished herewith)

31.2	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934 (furnished herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.3	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.4	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.5	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.6	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.7	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.8	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

101	Financials in XBRL format

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Funds
(Registrant)

Date: November 13, 2019	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman, Chief Financial Officer, Chief Accounting Officer and Managing Member of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Balanced Fund,
a Series of Frontier Funds
(Registrant)

Date: November 13, 2019	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman, Chief Financial Officer, Chief Accounting Officer and Managing Member of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Heritage Fund,
a Series of Frontier Funds
(Registrant)

Date: November 13, 2019	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman, Chief Financial Officer, Chief Accounting Officer and Managing Member of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Global Fund,
a Series of Frontier Funds
(Registrant)

Date: November 13, 2019	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman, Chief Financial Officer, Chief Accounting Officer and Managing Member of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Select Fund,
a Series of Frontier Funds
(Registrant)

Date: November 13, 2019	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman, Chief Financial Officer, Chief Accounting Officer and Managing Member of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Long/Short Commodity Fund,
a Series of Frontier Funds
(Registrant)

Date: November 13, 2019	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman, Chief Financial Officer, Chief Accounting Officer and Managing Member of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Diversified Fund,
a Series of Frontier Funds
(Registrant)

Date: November 13, 2019	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman, Chief Financial Officer, Chief Accounting Officer and Managing Member of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Masters Fund,
a Series of Frontier Funds
(Registrant)

Date: November 13, 2019	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman, Chief Financial Officer, Chief Accounting Officer and Managing Member of Frontier Fund Management LLC, the Managing Owner of Frontier Funds