Form 10-K
period 2019-12-31
Frontier Funds; Frontier Long/Short Commodity Fund; Frontier Select Fund; Frontier Global Fund; Frontier Heritage Fund; Frontier Balanced Fund; Frontier Masters Fund; Frontier Diversified Fund
filed 2020-03-30
CIK 1261379, 1389128, 1389125, 1389124, 1389123, 1389122, 1450722, 1450720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Frontier Global Fund (formerly Frontier Winton Fund) Class 1, Class 1AP, and Class 2 Units;

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

The Frontier Funds’ units of beneficial interest are not traded on any market and, accordingly, do not have an aggregate market value. Units outstanding as of December 31, 2019 were: 103,810 for the Frontier Diversified Fund, 17,663 for the Frontier Long/Short Commodity Fund, 26,742 for the Frontier Masters Fund, 178,460 for the Frontier Balanced Fund, 41,804 for the Frontier Select Fund, 35,997 for the Frontier Global Fund (formerly Frontier Winton Fund) and 27,008 for the Frontier Heritage Fund.

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF DECEMBER 31, 2019, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

i

ii

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

The Trust has seven (7) separate and distinct series of Units issued and outstanding: Frontier Diversified Fund, Frontier Masters Fund, Frontier Long/Short Commodity Fund, Frontier Balanced Fund, Frontier Select Fund, Frontier Global Fund (formerly Frontier Winton Fund), and Frontier Heritage Fund, (each a “Series” and collectively, the “Series”). The Trust financial statements are comprised of unitized Series which are consolidated into the Trust financial statements. However, the consolidated Trust does not issue units.

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

As of December 31, 2019, the total Units outstanding were 103,810 for the Frontier Diversified Fund, 17,663 for the Frontier Long/Short Commodity Fund, 26,742 for the Frontier Masters Fund, 178,460 for the Frontier Balanced Fund, 41,804 for the Frontier Select Fund, 35,997 for the Frontier Global Fund and 27,008 for the Frontier Heritage Fund.

As of December 31, 2019, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund, Frontier Global Fund, and Frontier Heritage separates Units into a maximum of three separate Classes—Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Balanced Fund separates Units into a maximum of five separate Classes— Class 1, Class 1AP, Class 2, Class 2A and Class 3A. The Trust, with respect to the Frontier Long/Short Commodity Fund separates Units into a maximum of five separate Classes—Class 1A, Class 2A, Class 2, Class 3A and Class 3. For those Series that invest in Galaxy Plus, approximately 30-70% of those Series assets are used to support the margin requirements of the Master Funds. The remaining assets of the Series are split between investments in Trading Companies and a pooled cash management account that invests primarily in U.S. Treasury securities. For those Series that do not invest in Galaxy Plus, their assets are split between investments in Trading Companies and investments in the pooled cash management account.

As of December 31, 2019, Frontier Global Fund has invested a portion of its assets in a single Trading Company, and a single Trading Advisor manages 100% of the assets invested in such Trading Company. Each of the remaining Series has invested a portion of its assets in several different Trading Companies or Galaxy Plus entities and one or more Trading Advisors may manage the assets invested in such Trading Companies or Galaxy Plus entities.

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

The Managing Owner is a Delaware Limited Liability Company formed in November 2016. The Managing Owner has delegated its commodity pool operator responsibilities to Wakefield Advisors LLC pursuant to the Commodity Pool Operator Delegation Agreement between the Managing Owner and Wakefield Advisors LLC, which has been registered with the CFTC as a commodity pool operator since January 7, 2013 and has been a member of the NFA since that date. The Managing Owner remains jointly and severally liable with Wakefield Advisors LLC for violations of the Commodity Exchange Act of 1936, as amended (the “CEA”), and Commodity Futures Trading Commission regulations thereunder (“CPO Regulations”). However, Wakefield Advisors LLC will indemnify the Managing Owner from and against any and all loss, liability, damage, penalty, fine, cost, and expense (including attorneys’, accountants’, experts’, and other professionals’ fees and expenses incurred in investigation or defense of any and all demands, claims, actions, suits, or arbitrations) actually and reasonably incurred by the Managing Owner, based upon, arising out of or from, or in any way in connection with, any act, activity, conduct, performance, omission, or non-performance by the Wakefield Advisors LLC of any of its functions as a commodity pool operator (“CPO”) or which violates the CEA or CPO Regulations in connection with its functions as CPO.

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

Regulation

Under the CEA, commodity exchanges and commodity futures trading are subject to regulation by the CFTC. The NFA, a registered futures association under the CEA, is the only non-exchange self-regulatory organization for commodity industry professionals. The CFTC has delegated responsibility to the NFA for the registration of commodity trading advisors, “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective “associated persons” and “floor brokers.” The Managing Owner is not registered as a commodity pool operator and has delegated such responsibilities to Wakefield Advisors, LLC. The CEA requires “commodity pool operators,” such as Wakefield Advisors, LLC, “commodity trading advisors,” and commodity brokers or “futures commission merchants,” such as the Trust’s commodity brokers, to be registered and to comply with various reporting and recordkeeping requirements. Wakefield Advisors, LLC and the Trust’s commodity brokers are members of the NFA. The CFTC may suspend a commodity pool operator’s or a commodity trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions, or as the result of violations of the CEA or rules and regulations promulgated thereunder. In the event that Wakefield Advisors, LLC’s registration as a commodity pool operator is terminated or suspended, Wakefield Advisors, LLC would be unable to continue to provide the commodity pool operator services to the Trust. Should Wakefield Advisors, LLC’s registration be suspended, Frontier Fund Management, LLC would need to register as a Commodity Pool Operator, a new Commodity Pool Operator Delegation Agreement would need to be established with an independent, properly registered firm or termination of the Trust may result.

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

Selection and Replacement of Trading Advisors

The commodity pool operator is responsible for the selection, retention and termination of the Trading Advisors and reference programs on behalf of each Series. The actual allocation among Trading Advisors for each Series will vary based upon the relative trading performance of the Trading Advisors and/or reference programs, and the commodity pool operator may otherwise vary such percentages from time to time in its sole discretion. The commodity pool operator will adjust its allocations and rebalance the portfolio of any Series among Trading Advisors to maintain weightings that it believes will most likely achieve capital growth within the investment guidelines of the relevant Series.

The commodity pool operator utilizes certain quantitative and qualitative analysis in connection with the identification, evaluation and selection of the Trading Advisors. The commodity pool operator’s proprietary analytical software programs and Trading Advisor database provide the quantitative basis for the Trading Advisor selection, portfolio implementation process, and ongoing risk management, monitoring, and review.

The commodity pool operator’s research department is continually refining ways to assimilate vast amounts of Trading Advisor performance data and due-diligence information. The proprietary database of alternative investment programs is always increasing. Research team members regularly interact with Trading Advisors throughout the due diligence and monitoring process. Only those programs that have met strict quantitative and qualitative review are considered as potential managers of client assets. Following is a summary of the quantitative and qualitative analysis:

Quantitative Analysis

The commodity pool operator applies a variety of statistical measures towards the evaluation of current and historical advisor performance data. Statistical measures may include but are not limited to: (1) risk/reward analysis, (2) time window analysis, (3) risk analysis, (4) correlation analysis, (5) statistical overlays and (6) performance cycle analysis.

Qualitative Analysis

Although quantitative analysis statistically identifies the top performing Trading Advisors, qualitative analysis plays a major role in the Trading Advisor evaluation and final selection process. Each Trading Advisor candidate undergoes qualitative review by the research department, as well as ongoing monitoring. This analysis may include but is not limited to: (1) preliminary information and due diligence, (2) background review, (3) due diligence questionnaires and (4) written review and periodic updates.

Multi-Manager Approach

A multi-manager approach to portfolio management provides diversification of Trading Advisors and access to broader global markets. Portfolios comprised of multiple Trading Advisors can provide diversification across trading methodologies, trading time horizons, and markets traded, which may but is not guaranteed to generate more consistent performance returns over time while potentially lowering overall portfolio volatility.

The trading system and/or approach of each of the major Trading Advisors and the means by which the Series access those Trading Advisors are as follows:

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

As of December 31, 2019, the allocation of the assets of each applicable Series of the Trust among the Trading Advisors was as follows:

Allocation as of December 31, 2019 (expressed as a percentage of aggregate notional exposure to commodity trading programs)

Advisor	Frontier Diversified Fund	Frontier Long/Short Commodity Fund	Frontier Masters Fund	Frontier Balanced Fund	Frontier Select Fund	Frontier Global Fund (Formerly Frontier Winton Fund)	Frontier Heritage Fund
Aspect Capital Limited	20%	—	64%	17%	—	100%	63%
BH-DG Systematic Trading LLP	—	—	—	—	36%	—	21%
Crabel Capital Partners, LLPC	6%	—	—	6%	—	—	—
Doherty	7%			6%
Emil Van Essen, LLC	5%	10%	12%	4%	—	—	—
Fort, L.P.	17%	—	—	12%	—	—	—
H2O Asset Management	15%	—	—	23%	—	—	—
J E Moody & Company	—	23%	—	—	—	—	—
Landmark	2%	9%		2%
Quantitative Investment Management, LLC	16%	—	—	15%	—	—	—
Quest Partners LLC	4%	—	—	2%	—	—	—
Rosetta Capital Management, LLC	—	42%	—	—	—	—	—
Transtrend B.V.	—	—	10%	—	35%	—	—
Welton Investment Partners LLC	8%	16%	14%	8%	29%	—	16%
Wimmer Horizon	—	—	—	5%	—	—	—

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

Available Information

The Trust files quarterly, annual and current reports, and all amendments to these reports, with the Securities and Exchange Commission (“SEC”). The Trust and the Series do not maintain an internet website for their filings; however, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Trust’s SEC filings are available to the public from the EDGAR database on the SEC’s website at http://www.sec.gov. The Trust’s CIK number is 0001261379. The Trust will provide electronic or paper copies of its filings to its investors free of charge upon request.

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

All trading and investment activities take place at the Trading Company level or through a Series’ investment in one or more Galaxy Plus entities Platform, and since the Trust invests substantially all of the assets of each Series in one or more Trading Companies and/or Galaxy Plus entities, each of the risks applicable to the Trading Companies and/or Galaxy Plus entities flows through to the Series.

Structural Risks

Neither the Trust nor any of the Trading Companies nor any of the Galaxy Plus entities is a registered investment company.

Neither the Trust nor any of the Trading Companies nor any of the Galaxy Plus entities is an investment company subject to the Investment Company Act. Accordingly, Unitholders do not have the protections afforded by that statute. For example, the Investment Company Act requires investment companies to have a majority of disinterested directors and regulates the relationship between the investment company and its investment adviser.

Certain restrictions on redemption and transfer of the Units apply.

Unitholders generally may redeem Units daily on one business day notice, but certain restrictions on redemption and transfer will apply. For example, if a Unitholder invests in class 1 or 1a Units and redeem all or a portion of such Units on or before the end of the 12 full months following the purchase of such Units, a Unitholder will be charged a redemption fee of up to a percentage of the purchase price of any such Units being redeemed. Also, transfers of Units are permitted only with the prior written consent of the Managing Owner and provided that conditions specified in the trust agreement are satisfied. There is no secondary market for the Units and none is expected to develop.

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

Reserves for contingent liabilities may be established upon redemption, and the Trust may withhold a portion of a Unitholder’s redemption amount.

When a Unitholder redeems its Units, the Trust may find it necessary to set up a reserve for undetermined or contingent liabilities and withhold a certain portion of a Unitholder’s redemption amount. This could occur, for example, if (i) some of the positions of the Series in which a Unitholder is invested were illiquid, (ii) there are any assets which cannot be properly valued on the redemption date, or (iii) there is any pending transaction or claim by or against the Trust involving, or which may affect, a Unitholder’s capital account or a Unitholder’s obligations.

Unitholders have limited rights, and cannot prevent the Trust from taking actions which could cause losses.

Unitholders exercise no control over the Trust’s day-to-day business. Therefore, the Trust will take certain actions and enter into certain transactions or agreements without the Unitholders’ approval. For example, the Trust may retain a trading advisor for a Series in which a Unitholder is invested, and such trading advisor may ultimately incur losses for the Series. As a limited owner, a Unitholder will have no ability to influence the hiring, retention or firing of such trading advisor. However, certain actions, such as termination or dissolution of a Series, may only be taken upon the affirmative vote of Unitholders holding Units representing at least a majority (over 50%) of the net asset value of the Series (excluding Units owned by the Managing Owner and its affiliates).

Unitholders will not be able to review any Series’ holdings on a daily basis, and may suffer unanticipated losses.

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

Unitholders will not be aware of changes to trading programs or investments into, or divestments from, any Galaxy Plus entities.

Because of the proprietary nature of each trading advisor’s trading programs, you generally will not be advised if adjustments are made to a trading program or to allocations made to one or more Galaxy Plus entities in order to accommodate additional assets under management or for any other reason.

The Trust could terminate before a Unitholder achieves its investment objective, causing potential loss of its investment or upsetting its investment portfolio.

Unforeseen circumstances, including substantial losses or withdrawal of the Trust’s Managing Owner, could cause the Trust to terminate before its stated termination date of December 31, 2053. The Trust’s termination would cause the liquidation and potential loss of your investment and could upset the overall maturity and timing of your investment portfolio.

The Managing Owner may allocate nominal assets in respect of a Series that are in excess of the Net Asset Value of such Series.

At any given time, the nominal assets of a Series may exceed the net asset value of such Series depending on the amount of notional equity that is being utilized, including through investments in the Galaxy Plus entities. The Managing Owner expects that the nominal assets of each Series will generally be maintained at a level in excess of the net asset value of such Series and such excess may be substantial to the extent the Managing Owner deems necessary to achieve the desired level of volatility. The Managing Owner also expects each of the trading advisors to the Galaxy Plus entities to maintain nominal assets at a level in excess of the net asset value of such Galaxy Plus entity. To the extent that nominal assets of a Series or Galaxy Plus entity are in excess of net asset value, investors should understand that the applicable Series or Galaxy Plus entity will experience greater volatility as measured by net asset value than it would if the nominal assets were maintained at a level equal to net asset value. In such case, any losses to the Series or Galaxy Plus entity will be greater as measured by a percentage of net asset value, as compared to the percentage loss incurred in respect of nominal assets. Consequently, the allocation of nominal assets in excess of a Series’ or Galaxy Plus entity’s net asset value will magnify exposure to the swings in market prices of futures, forwards, options or other assets held by a Trading Company, Galaxy Plus entity or referenced by a swap or other derivative instrument and result in increased volatility, and potentially greater losses. You may lose all or substantially all of your investment in a Series.

The Managing Owner may adjust the leverage employed by a Trading Advisor through a Trading Company to maintain the target rate of volatility.

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

Each Series may be charged substantial fees and expenses regardless of profitability.

Each Series is charged brokerage charges, over-the-counter (“OTC”) dealer spreads and related transaction fees and expenses, and management fees in all cases regardless of whether any Series’ activities are profitable. In addition, the Managing Owner charges each Series an incentive fee based on a percentage of the new trading profits generated by each trading advisor for such Series or the profits generated by such Series’ investment in Galaxy Plus entities. Such incentive fee is reduced by an amount equal to any performance fees paid by the Galaxy Plus entity to its trading advisors, and to the extent any related incentive fee is paid by the Series to a trading advisor, the Managing Owner will pay all or a portion of its incentive fee to the Series. As a result of the fact that incentive fees are calculated separately for each trading advisor and Galaxy Plus entity to which the Series has allocated assets and each Series allocates assets to multiple trading advisors and/or Galaxy Plus entities, it is possible that substantial incentive fees may be paid out of the net assets of a Series during periods in which such Series has no net new trading profits or in which such Series actually loses money. In addition, each Series must earn new trading profits and interest income sufficient to cover these fees and expenses in order for it to be profitable.

Investors should note that the management fee payable to the Managing Owner is based on nominal assets rather than net asset value. Therefore, the management fee will be greater as a percentage of a Series’ net asset value to the extent that the nominal assets of such Series exceed its net asset value. The Managing Owner expects that the nominal assets of each Series will generally be maintained at a level in excess of the net asset value of such Series and such excess may be substantial to the extent the Managing Owner deems necessary to achieve the desired level of volatility. In addition, basing the management fee on nominal assets may result in the Managing Owner receiving a higher management fee than if it was based on net asset value. This method of calculating the management fee payable to the Managing Owner may differ from how other commodity pools that are similar to the Trust calculate their management fees.

There are certain risks associated with investments in Trading Companies and Galaxy Plus entities.

Certain of the trading companies and Galaxy Plus entities may be organized as series limited liability companies. This means that, under the Delaware Limited Liability Company Act, the assets of one series are not available to pay the liabilities of another series or the trading company as a whole. This statute has not been tested in a court of law in the United States. In the event series limited liability is not enforceable, a segregated series could be obligated to pay the liabilities of another series or the trading company. In addition, each of the Trust’s Series is subject to, and invests a portion of its assets in Galaxy Plus entities that are subject to, risks related to the operation and administration of the Galaxy Plus Platform by officers and employees of Gemini.

Each Series invests in trading companies that, although they are organized as series limited liability companies, allocate assets to more than one commodity trading advisor without the establishment of separate series with segregated liabilities. For these trading companies, losses incurred by one commodity trading advisor may negatively impact the trading company as a whole, as the assets allocated to a different commodity trading advisor may be made available to pay the liabilities of the commodity trading advisor that has incurred the loss. Since each of the Frontier Diversified Fund, the Frontier Masters Fund and the Frontier Long/Short Commodity Fund currently invests in such trading companies, this could indirectly cause the assets of one Series to be used to pay the liabilities of another Series. For trading companies that allocate assets to more than one commodity trading advisor, a series may be allowed to allocate a portion of its assets to a particular commodity trading advisor accessed by the trading company, rather than to the trading company as a whole.

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

Each Series may be subject to indirect fees and expenses associated with investments in swaps or other derivative instruments.

A portion of each Series’ assets may be used to enter into principal-to-principal OTC derivative contracts, including swaps, which are individually negotiated by the parties and priced by the counterparty and may include fees and expenses that are accounted for in the pricing under the applicable contract. Such indirect embedded expenses may not be identifiable or enumerated explicitly in confirms or other transaction documentation. Each Series may pay a fee to a counterparty in respect of any swap or derivative instruments of up to 0.50% of the notional amount of such swap or derivative instrument. Any management fee or incentive fees embedded in a swap or other derivative instrument may be greater or less than the management fee or incentive fees that would otherwise be charged to the Series by the Managing Owner. As of December 31, 2019, the management fee embedded in (i) swaps owned by Frontier Diversified Fund is 1.00% per annum, (ii) swaps owned by Frontier Balanced Fund was 1.00% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 1.50% per annum, (iv) swaps owned by Frontier Select Fund was 1.00% per annum, and (v) swaps owned by Frontier Heritage Fund was 1.00% per annum, and the Managing Owner has waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded management fee is accrued on the relevant notional amount of the swap. As of the date of this prospectus, the range of incentive fees (as a percentage of New High Net Trading Profits on swaps) embedded in (1) swaps owned by Frontier Diversified Fund is 20-25% per annum of new trading profits earned by the relevant reference programs, and (2) swaps owned by Frontier Long/Short Commodity Fund is 25.00% per annum of new trading profits earned by the relevant reference programs, and the Managing Owner has waived all incentive fees due to it from those Series in respect of such Series’ investment in swaps. These embedded management and incentive fees may be higher or lower in the future.

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

In the event of a shortfall in segregated customer funds held by the futures commission merchant, the Series’ assets on account with the futures commission merchant may be at risk in the event of the futures commission merchant’s bankruptcy or insolvency, and in such event, the Series may only recover a portion of the available customer funds. If no property is available for distribution, the Series would not recover any of its assets. With respect to a Series’ OTC uncleared swaps, prior to the implementation of the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended (the “Dodd-Frank Act”), there was no requirement to segregate funds held with respect to such contracts. There is now a requirement to segregate funds held as variation margin posted by a party engaging in uncleared swaps with a swap dealer or major swap participant; moreover, a party engaging in uncleared swaps with a swap dealer or major swap participant can ask that the initial margin posted by such party be held with an independent third-party custodian. Generally, the party requesting segregation will pay the costs of such custodial arrangement. There may also be costs and delays involved in negotiating the custodial arrangement and related contractual terms.

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

A Unitholder may not be able to establish a basis for liability against a Trading Advisor, a clearing broker or a swap counterparty.

Each trading advisor, clearing broker, and swap counterparty acts only as a trading advisor, clearing broker or swap counterparty, respectively, to the applicable Series and/or trading company. These parties do not act as trading advisors, clearing brokers, or swap counterparties to you. Therefore, you have no contractual privity with the trading advisors, the clearing brokers, or any swap counterparty. Due to this lack of contractual privity, you may not be able to establish a basis for liability against a trading advisor, clearing broker, or swap counterparty.

The Managing Owner is leanly staffed and relies heavily on its key personnel to manage the Trust’s trading activities. The loss of such personnel could adversely affect the Trust.

In managing and directing the day-to-day activities and affairs of the Trust, the Managing Owner relies heavily on its principals. The Managing Owner is leanly staffed, although there are back-up personnel for every key function. If any of the Managing Owner’s key persons were to leave or be unable to carry out his or her present responsibilities, it may have an adverse effect on the management of the Trust.

Risks Relating to Trading and the Markets

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

Each Series’ performance will be volatile, and a Series could lose all or substantially all of its assets. The multi-advisor feature of each Series, except for Frontier Global Fund, along with its investments in Galaxy Plus entities, may reduce the return volatility relative of the performance of single-advisor investment funds.

Options trading can be more volatile and expensive than futures trading.

Options are derivatives that give the purchaser the option to buy (call) or sell (put) an underlying asset from or to a counterparty at a specified price (the strike price) on or before an expiration date. Certain trading advisors may purchase or write (i.e., sell) put and call options on an underlying reference it is otherwise permitted to invest in. By investing in options, the series are exposed to the risk that it may be required to buy or sell the underlying reference at a disadvantageous price on or before the expiration date. If a series sells a put option, the series may be required to buy the underlying reference at a strike price that is above market price, resulting in a loss. If a series sells a call option, the series may be required to sell the underlying reference at a strike price that is below market price, resulting in a loss. If a series sells a call option that is not covered (it does not own the underlying reference), the series’ losses are potentially unlimited. Options may involve economic leverage, which could result in greater volatility in price movement. Options may be traded on a securities exchange or in the over-the-counter market. At or prior to maturity of an options contract, a series may enter into an offsetting contract and may incur a loss to the extent there has been adverse movement in options prices. Options can increase a series’ risk exposure to underlying references and their attendant risks such as credit risk, market risk, foreign currency risk and interest rate risk, while also exposing the Fund to correlation risk, counterparty risk, hedging risk, leverage risk, liquidity risk, pricing risk and volatility risk.

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

There are no limitations on daily price movements in swaps. Speculative position limits are not currently applicable to swaps, but in the future, may be applicable for swaps on certain commodities. In addition, participants in the swap markets are not required to make continuous markets in the swaps they trade, and determining a market value for calculation of termination amounts can lead to uncertain results.

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

Assets Held in Accounts at U.S. Banks May Not Be Fully Insured.

The assets of each Trading Company or Galaxy Plus entity that are deposited with commodity brokers or their affiliates may be placed in deposit accounts at U.S. banks. The Federal Deposit Insurance Corporation (“FDIC”) generally insures all deposit accounts of any one accountholder held at any one insured U.S. bank for up to $250,000 in the aggregate. If the funds in an account can be traced back to multiple individual co-owners, then each co-owner may be separately entitled to up to $250,000 in coverage. This $250,000 maximum amount of deposit insurance coverage was made permanent by the Dodd-Frank Act.  Uninsured depositors also may receive funds in the event of a receivership of the bank holding the deposit accounts, but uninsured depositors have a lower priority in respect of payment than insured depositors or certain other creditors, and frequently there are insufficient funds in a receivership estate to pay off uninsured depositors fully or at all. If the FDIC were to become receiver of an insured U.S. bank holding deposit accounts that were established by a commodity broker or one of its affiliates, then it is uncertain whether the commodity broker, the affiliate involved, the Trading Company or Galaxy Plus entity, the Series involved, or the investor would be able to reclaim cash in the deposit accounts in the full amount.

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

The Trust’s Investment in U.S. Government Debt Securities Will Be Subject to Interest Rate Risk.

The Trust’s cash management pool includes investments in U.S. government debt securities that change in value based on changes in interest rates. If rates increase, the value of these investments generally declines. On the other hand, if rates fall, the value of these investments generally increases. U.S. government securities with greater interest rate sensitivity and longer maturities tend to produce higher yields but are subject to greater fluctuations in value. Usually, the changes in the value of fixed income securities will not affect cash income generated but may affect the value of your investment. Given the current low interest rate environment, the risk associated with rising rates is heightened.

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

The continuing spread of a new strain of coronavirus, which causes the viral disease known as COVID-19, may adversely affect our investments and operations.

Since its discovery in December 2019, a new strain of coronavirus, which causes the viral disease known as COVID-19, has spread from China to many other countries, including the United States. The outbreak has been declared a pandemic by the World Health Organization, and the U.S. Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak.

The outbreak of the novel coronavirus in many countries is having and will likely continue to have an adverse impact on global commercial activity, which has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus have been identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel. These actions are creating disruption in supply chains, and adversely impacting a number of industries, including but not limited to transportation, hospitality, and entertainment.

The impact of COVID-19 on the U.S. and world economies, and the extent of and effectiveness of any responses taken on a national and local level, is uncertain and could result in a world-wide economic downturn and disrupt financial markets that impact trading programs in unanticipated and unintended ways.

The rapid development of this situation precludes any prediction as to the ultimate adverse impact of the novel coronavirus. Nevertheless, the novel coronavirus presents material uncertainty and risk with respect to the Series’ investments and operations.

Risks Relating to the Trading Advisors

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

We believe that none of the Trading Advisors intend to limit the amount of additional equity that it may manage, and each will continue to seek major new accounts. However, the rates of returns achieved by a Trading Advisor often diminish as the assets under its management increase. This can occur for many reasons, including the inability of the Trading Advisor to execute larger position sizes at desired prices and because of the need to adjust the Trading Advisor’s trading program to avoid exceeding speculative position limits. These limits are established by the CFTC and the exchanges on the number of speculative futures and options contracts in a commodity that one trader may own or control. Furthermore, if the Trading Advisors for a Series, including through a Galaxy Plus entity, cannot manage any additional allocations from the Trust, the Managing Owner may add additional Trading Advisors for such Series who may have less experience or less favorable performance than the existing Trading Advisors.

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

There are disadvantages associated with terminating or replacing Trading Advisors, Trading Programs, or Reference Trading Programs

A Trading Advisor generally is required to recoup previous trading losses in its trading program or a reference trading program, as applicable, before it can earn performance-based compensation. However, the Managing Owner and/or the commodity pool operator may elect to replace a Trading Advisor, or any trading program or reference trading program, that has a “loss carryforward.” In that case, the trust would lose the “free ride” of any potential recoupment of the prior losses of such Trading Advisor, trading program or reference trading program. In addition, the new Trading Advisor, trading program or reference trading program, or an existing Trading Advisor in respect of a new trading program or reference program, would earn performance-based compensation on the first dollars of investment profits.

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

The Managing Owner may reallocate assets among the Trading Advisors in a Series upon termination of a Trading Advisor or retention of a new Trading Advisor, including through divestments out of, or investments into, Galaxy Plus entities, or at the commencement of any month. Consequently, the net assets for such Series may be allocated among the Trading Advisors in a different manner than the currently anticipated allocations. The Managing Owner’s allocation of assets of any such Series may adversely affect the profitability of the trading of such Series. For example, a Trading Advisor for a Series may experience a high rate of return but may be managing only a small percentage of the net assets of such Series. In this case, the Trading Advisor’s performance could have a minimal effect on the NAV of such Series.

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

Risks Relating to the Galaxy Plus Platform

The success of each Series depends on the performance of the Galaxy Plus entities in which each Series invests.

The assets of each Series are substantially invested in Galaxy Plus entities, and accordingly, each Series’ performance depends substantially upon the performance of each such Galaxy Plus entity. Factors that may significantly affect a Galaxy Plus entity’s performance include the investment strategies selected for it by Gemini and/or such Galaxy Plus entity’s trading advisor in their sole discretion, the Galaxy Plus entity’s adherence to the selected strategies, the effectiveness of such strategies and the specific trading activities of the Galaxy Plus entity’s trading advisor, including the trading advisor’s selection of financial instruments. Each Galaxy Plus entity is advised by an independent trading advisor. As a result, many of the risks outlined above with respect to the Trading advisors of each Series will also apply to the trading advisors of each Galaxy Plus entity.

The Galaxy Plus Platform is recently established and has a limited operating history and the Galaxy Plus entities have limited or no operating history or track record.

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

A Series may be one of multiple investors in each Galaxy Plus entity.

The Galaxy Plus Platform allows multiple investors to subscribe for interests in its commodity pools. Investors other than a Series could cause a commodity pool to take, or omit to take, actions that may adversely affect the performance of, or value of a Series’ investments in, a commodity pool.

A Series may incur losses related to other investors’ large redemptions from, or investments into, a Galaxy Plus entity.

A commodity pool may experience relatively large redemptions or investments related to actions of other investors in the commodity pool. In the event of such redemptions or investments, a Trading Advisor to the commodity pool could be required to sell futures, options or other investments or to invest cash at a time when it is not advantageous to do so, harming the performance of a Series.

The Galaxy Plus Platform operates independently from each Series, the Trust and the Managing Owner.

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

The Galaxy Plus Platform and Gemini may limit the ability of a Series to invest in, or divest from, a Galaxy Plus entity.

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

Cessation of, or changes to, the operation of the Galaxy Plus Platform could adversely impact the performance of a Series.

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

Investment in Galaxy Plus entities presents operational, administrative risk to each Series.

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

Taxation and Benefits Risks

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

It is expected that each of the Trust’s Series will be treated as a separate partnership for federal income tax purposes and, assuming that at least 90% of the gross income of the Trust and each Series each taxable year has always constituted and will continue to constitute “qualifying income” within the meaning of Section 7704(d) of the Internal Revenue Code of 1986 ( the “Code”), neither the Trust nor any Series will be a publicly traded partnership treated as a corporation. The Managing Owner believes that it is likely, but not certain, that the Trust, and each Series, will meet this income test. The Trust has not requested, and does not intend to request, a ruling from the Internal Revenue Service (the “IRS”), concerning its tax treatment or the tax treatment of any Series.

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

Special considerations apply to investments in the Trust by individual retirement accounts, pension, profit-sharing, stock bonus, Keogh, welfare benefit and other employee benefit plans whether or not subject to the Employee Retirement Income Security Act of 1974 (“ERISA”) or Section 4975 of the Code, each a Plan, a Plan that is subject to Part 4 of Subtitle B of Title I of ERISA or Section 4975 of the Code, or an ERISA Plan, and any entity whose underlying assets include plan assets by reason of a Plan’s investment in such entity is referred to as a “Benefit Plan Investor.” While the assets of the Trust or any Series (and Class of any Series) are intended not to constitute plan assets with respect to any Benefit Plan Investors, the United States Department of Labor, or the DOL, IRS or a court could disagree. If the DOL, IRS or a court were to find that the assets of some or all of the Series (or Class of any Series) are the assets of Benefit Plan Investors, the Managing Owner and the Trading Advisors to such Series (or Class) may be fiduciaries and certain transactions in or by the Trust could be prohibited. For example, if the Trust were deemed to hold “plan assets,” within the meaning of 29 C.F.R. § 2510.3-101, the Trading Advisors may have to refrain from directing certain transactions that are currently contemplated. Furthermore, whether or not the Trust is deemed to hold plan assets, if a Benefit Plan Investor has certain pre-existing relationships with the Managing Owner, one or more Trading Advisors, the selling agents or a Clearing Broker, investment in a Series may be limited or prohibited. In the event that, for any reason, the assets of any Series (or Class of any Series) might be deemed to be “plan assets,” and if any transactions would or might constitute prohibited transactions under ERISA or the Code and an exemption for such transaction or transactions is not available or cannot be obtained (or the Managing Owner determines not to seek such exemption), the Managing Owner reserves the right, upon notice to, but without the consent of any limited owner, to mandatorily redeem Units held by any limited owner that is a Benefit Plan Investor. Furthermore, whether or not a Series (or Class of any Series) are plan assets, Benefit Plan Investors should consider their fiduciary responsibilities before making a decision to invest in a Series (or Class of any Series) and Plan investors who are not subject to ERISA may be subject to similar responsibilities under state, local, or non-U.S. law.

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

The Series, the Trading Companies or Galaxy Plus entities are subject to speculative position limits.

The U.S. futures exchanges have established speculative position limits (referred to as “position limits”) on the maximum net long or net short position which any person or group of persons may hold or control in particular futures and options on futures. Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day. Therefore, a Trading Advisor may have to modify its trading instructions or reduce the size of its positions in one or more futures or options contracts in order to avoid exceeding such position limits, which could adversely affect the profitability of the Trading Companies or Galaxy Plus entities. The futures exchange may amend or adjust these position limits or the interpretation of how such limits are applied and adversely affect the profitability of the Trading Companies or Galaxy Plus entities. In addition, in October 2011, the CFTC adopted rules governing position limits on futures (and options on futures) on a number of agricultural, energy and metals commodities, as well as on swaps that perform a significant price discovery function with respect to those futures and options. In September 2012, the CFTC’s rules were vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further consideration. The CFTC initially proposed revised position limits rules late in 2013 and re-proposed further revised position limits rules late in 2016 with respect to speculative positions in 25 core physical commodity futures contracts and their “economically equivalent” futures, options, and swaps. The comment period for the rules closed in February 2017. The date for the CFTC’s final rules is unknown. It is possible that these rules may take effect in some form. If so, these rules could have an adverse effect on the Trading Companies’ or Galaxy Plus entities’ trading.

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

The following table shows the number of Limited Owners and the number of Units outstanding in each Class of each Series as of December 31, 2019:

	Number of Limited Owners	Number of Units Outstanding
Frontier Diversified Fund (Class 1)	17	12,890
Frontier Diversified Fund (Class 2)	51	46,067
Frontier Diversified Fund (Class 3)	169	44,853
Frontier Long/Short Commodity Fund (Class 1a)	1	259
Frontier Long/Short Commodity Fund (Class 2)	12	503
Frontier Long/Short Commodity Fund (Class 2a)	13	1,557
Frontier Long/Short Commodity Fund (Class 3)	96	11,581
Frontier Long/Short Commodity Fund (Class 3a)	45	3,763
Frontier Masters Fund (Class 1)	1	177
Frontier Masters Fund (Class 2)	31	9,759
Frontier Masters Fund (Class 3)	79	16,806
Frontier Balanced Fund (Class 1)	786	151,814
Frontier Balanced Fund (Class 1AP)	8	1,731
Frontier Balanced Fund (Class 2)	80	18,092
Frontier Balanced Fund (Class 2a)	3	1,212
Frontier Balanced Fund (Class 3a)	34	5,611
Frontier Select Fund (Class 1)	263	40,793
Frontier Select Fund (Class 1AP)	3	138
Frontier Select Fund (Class 2)	12	873
Frontier Global Fund (Class 1)	204	34,003
Frontier Global Fund (Class 1AP)	1	214
Frontier Global Fund (Class 2)	6	1,780
Frontier Heritage Fund (Class 1)	157	23,536
Frontier Heritage Fund (Class 1AP)	2	73
Frontier Heritage Fund (Class 2)	11	3,399

No Units are authorized for issuance by the Trust under equity compensation plans. During the year ended December 31, 2019, no unregistered Units were sold by the Trust. In addition, the Trust did not repurchase any Units under a formal repurchase plan. All Unit redemptions during the year ended December 31, 2019 were in the ordinary course of business. There have not been any purchases of units by the Trust or any affiliated purchasers during the year ended December 31, 2019.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected financial information as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, is taken from the financial statements of the Trust included in section F of this filing and previous filings.

You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included therewith. Results from past periods are not necessarily indicative of results that may be expected for any future period.

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2019

	Frontier Diversified Fund	Frontier Masters Fund	Frontier Long/Short Commodity Fund
Interest-net	$19,354	$4,656	$2,018
Total Expenses	540,979	232,453	54,896
Net gain/(loss) on investments	552,005	(383,472)	(343,205)
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	30,380	(611,269)	(396,083)
Net income/ (loss) per unit-Class 1	(1.15)	(18.82)	—
Net income/ (loss) per unit-Class 1a	—	—	(12.60)
Net income/ (loss) per unit-Class 2	0.74	(20.49)	(17.22)
Net income/ (loss) per unit-Class 2a	—	—	(13.97)
Net income/ (loss) per unit-Class 3	0.98	(18.98)	(18.02)
Net income/ (loss) per unit-Class 3a	—	—	(14.51)
Total Assets	$16,061,420	$2,281,956	$1,460,230
Total owners’ capital-Class 1	1,303,195	12,794	—
Total owners’ capital-Class 1a	—	—	11,447
Total owners’ capital-Class 2	5,600,851	850,808	41,045
Total owners’ capital-Class 2a	—	—	81,826
Total owners’ capital-Class 3	5,095,574	1,374,437	991,828
Total owners’ capital-Class 3a	—	—	208,144
Total net asset value per unit-Class 1	101.10	72.28	—
Total net asset value per unit-Class 1a	—	—	44.20
Total net asset value per unit-Class 2	121.58	87.18	81.60
Total net asset value per unit-Class 2a	—	—	52.55
Total net asset value per unit-Class 3	113.61	81.78	85.64
Total net asset value per unit-Class 3a	—	—	55.31

	Frontier Balanced Fund	Frontier Heritage Fund	Frontier Select Fund
Interest-net	$46,019	$(6)	$(5)
Total Expenses	1,606,990	210,786	188,281
Net gain/(loss) on investments	1,527,182	158,123	(7,139)
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	(33,789)	(19,974)	(195,425)
Net income/ (loss) per unit-Class 1	(0.40)	(2.29)	(4.86)
Net income/ (loss) per unit-Class 1AP	3.65	2.37	(3.97)
Net income/ (loss) per unit-Class 2	4.88	1.06	(4.24)
Net income/ (loss) per unit-Class 2a	4.23	—	—
Net income/ (loss) per unit-Class 3a	4.24	—	—
Total Assets	$29,160,624	$5,290,090	$2,861,811
Total owners’ capital-Class 1	17,797,600	2,295,623	2,715,051
Total owners’ capital-Class 1AP	238,544	8,333	10,834
Total owners’ capital-Class 2	3,361,853	522,057	90,741
Total owners’ capital-Class 2a	195,181	—	—
Total owners’ capital-Class 3a	900,583	—	—
Total net asset value per unit-Class 1	117.23	97.54	66.56
Total net asset value per unit-Class 1AP	137.81	114.15	78.51
Total net asset value per unit-Class 2	185.82	153.59	103.94
Total net asset value per unit-Class 2a	161.04	—	—
Total net asset value per unit-Class 3a	160.50	—	—

Frontier Global Fund
Interest-net	$(2)
Total Expenses	495,009
Net gain/(loss) on investments	617,083
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	122,072
Net income/ (loss) per unit-Class 1	(0.05)
Net income/ (loss) per unit-Class 1AP	4.51
Net income/ (loss) per unit-Class 2	5.65
Total Assets	$5,112,050
Total owners’ capital-Class 1	4,471,980
Total owners’ capital-Class 1AP	33,047
Total owners’ capital-Class 2	343,217
Total net asset value per unit-Class 1	131.52
Total net asset value per unit-Class 1AP	154.43
Total net asset value per unit-Class 2	192.82

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2018

	Frontier Diversified Fund	Frontier Masters Fund	Frontier Long/Short Commodity Fund
Interest-net	$35,454	$23,657	$12,648
Total Expenses	706,332	605,189	82,348
Net gain/(loss) on investments	(1,529,348)	(1,513,427)	(607,258)
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	(2,200,226)	(2,094,959)	(676,958)
Net income/ (loss) per unit-Class 1	(14.16)	(23.64)	—
Net income/ (loss) per unit-Class 1a	—	—	(24.55)
Net income/ (loss) per unit-Class 2	(14.35)	(25.59)	(16.99)
Net income/ (loss) per unit-Class 2a	—	—	(27.07)
Net income/ (loss) per unit-Class 3	(13.06)	(23.63)	(17.84)
Net income/ (loss) per unit-Class 3a	—	—	(28.16)
Total Assets	$20,241,037	$5,638,314	$2,565,564
Total owners’ capital-Class 1	1,703,556	1,484,478	—
Total owners’ capital-Class 1a	—	—	20,051
Total owners’ capital-Class 2	7,672,754	1,292,975	84,096
Total owners’ capital-Class 2a	—	—	186,469
Total owners’ capital-Class 3	6,780,200	2,794,680	1,791,416
Total owners’ capital-Class 3a	—	—	363,174
Total net asset value per unit-Class 1	102.25	91.09	—
Total net asset value per unit-Class 1a	—	—	56.80
Total net asset value per unit-Class 2	120.84	107.68	98.82
Total net asset value per unit-Class 2a	—	—	66.52
Total net asset value per unit-Class 3	112.62	100.77	103.66
Total net asset value per unit-Class 3a	—	—	69.70

	Frontier Balanced Fund	Frontier Heritage Fund	Frontier Select Fund
Interest-net	$38,298	$—	$—
Total Expenses	2,559,208	403,326	254,848
Net gain/(loss) on investments	(3,283,275)	(701,209)	(1,048,928)
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	(5,804,185)	(1,037,180)	(1,303,776)
Net income/ (loss) per unit-Class 1	(18.33)	(21.36)	(18.86)
Net income/ (loss) per unit-Class 1AP	(16.40)	(22.50)	(17.54)
Net income/ (loss) per unit-Class 2	(21.96)	(27.17)	(24.55)
Net income/ (loss) per unit-Class 2a	(18.96)	—	—
Net income/ (loss) per unit-Class 3a	(18.92)	—	—
Total Assets	$38,461,700	$6,438,873	$3,884,411
Total owners’ capital-Class 1	25,703,922	3,331,725	3,709,130
Total owners’ capital-Class 1AP	355,112	1,006	1,897
Total owners’ capital-Class 2	4,528,375	620,953	145,835
Total owners’ capital-Class 2a	339,173	—	—
Total owners’ capital-Class 3a	893,515	—	—
Total net asset value per unit-Class 1	117.63	99.83	71.41
Total net asset value per unit-Class 1AP	134.16	111.78	82.48
Total net asset value per unit-Class 2	180.94	152.53	108.19
Total net asset value per unit-Class 2a	156.81	—	—
Total net asset value per unit-Class 3a	156.26	—	—

Frontier Winton Fund
Interest-net	$316
Total Expenses	1,143,492
Net gain/(loss) on investments	(1,008,580)
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	(2,151,756)
Net income/ (loss) per unit-Class 1	(27.51)
Net income/ (loss) per unit-Class 1AP	(26.52)
Net income/ (loss) per unit-Class 2	(29.33)
Total Assets	$8,434,557
Total owners’ capital-Class 1	7,755,443
Total owners’ capital-Class 1AP	32,082
Total owners’ capital-Class 2	420,765
Total net asset value per unit-Class 1	131.57
Total net asset value per unit-Class 1AP	149.92
Total net asset value per unit-Class 2	187.17

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2017

	Frontier Diversified Fund	Frontier Masters Fund	Frontier Long/Short Commodity Fund
Interest-net	$97,701	$79,881	$—
Total Expenses	1,498,668	945,936	191,513
Net gain/(loss) on investments	3,012,970	1,076,995	(232,097)
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	1,612,003	210,940	(423,610)
Net income/ (loss) per unit-Class 1	(0.02)	1.94	—
Net income/ (loss) per unit-Class 1a	—	—	(11.43)
Net income/ (loss) per unit-Class 2	2.25	4.49	(13.75)
Net income/ (loss) per unit-Class 2a	—	—	(12.08)
Net income/ (loss) per unit-Class 3	2.41	4.51	(9.30)
Net income/ (loss) per unit-Class 3a	—	—	(9.51)
Total Assets	$24,075,258	$12,018,790	$4,378,452
Total owners’ capital-Class 1	2,332,222	2,913,542	—
Total owners’ capital-Class 1a	—	—	107,619
Total owners’ capital-Class 2	9,632,746	3,538,600	258,900
Total owners’ capital-Class 2a	—	—	442,644
Total owners’ capital-Class 3	9,501,719	5,504,998	2,472,994
Total owners’ capital-Class 3a	—	—	971,895
Total net asset value per unit-Class 1	116.41	114.74	—
Total net asset value per unit-Class 1a	—	—	81.35
Total net asset value per unit-Class 2	135.19	133.27	115.81
Total net asset value per unit-Class 2a	—	—	93.59
Total net asset value per unit-Class 3	125.68	124.40	121.50
Total net asset value per unit-Class 3a	—	—	97.99

	Frontier Balanced Fund	Frontier Heritage Fund	Frontier Select Fund
Interest-net	$22,063	$—	$—
Total Expenses	3,626,029	562,441	491,812
Net gain/(loss) on investments	4,904,938	308,987	(687,000)
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	1,300,972	(109,435)	(709,734)
Net income/ (loss) per unit-Class 1	1.17	1.61	(3.79)
Net income/ (loss) per unit-Class 1AP	5.59	5.68	(1.14)
Net income/ (loss) per unit-Class 2	7.91	7.60	(1.52)
Net income/ (loss) per unit-Class 2a	6.72	—	—
Net income/ (loss) per unit-Class 3a	6.69	—	—
Total Assets	$53,683,016	$8,741,003	$6,838,652
Total owners’ capital-Class 1	38,744,003	5,435,871	5,912,980
Total owners’ capital-Class 1AP	601,247	6,083	23,354
Total owners’ capital-Class 2	6,977,027	760,672	865,594
Total owners’ capital-Class 2a	529,931	—	—
Total owners’ capital-Class 3a	1,379,971	—	—
Total net asset value per unit-Class 1	135.96	121.19	90.27
Total net asset value per unit-Class 1AP	150.56	134.28	100.02
Total net asset value per unit-Class 2	202.90	179.70	132.73
Total net asset value per unit-Class 2a	175.77	—	—
Total net asset value per unit-Class 3a	175.18	—	—

Frontier Winton Fund
Interest-net	$55,833
Total Expenses	1,951,194
Net gain/(loss) on investments	3,726,928
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	261,202
Net income/ (loss) per unit-Class 1	4.57
Net income/ (loss) per unit-Class 1AP	10.27
Net income/ (loss) per unit-Class 2	5.52
Total Assets	$15,228,452
Total owners’ capital-Class 1	13,102,614
Total owners’ capital-Class 1AP	37,761
Total owners’ capital-Class 2	1,709,275
Total net asset value per unit-Class 1	159.08
Total net asset value per unit-Class 1AP	176.44
Total net asset value per unit-Class 2	216.50

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2016

	Frontier Diversified Fund	Frontier Masters Fund	Frontier Long/Short Commodity Fund
Interest-net	$323,854	$133,801	$21,855
Total Expenses	3,330,405	1,386,826	506,768
Net gain/(loss) on investments	4,169,841	1,745,161	483,619
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	1,163,290	492,136	(133,170)
Net income/ (loss) per unit-Class 1	0.91	(0.07)	—
Net income/ (loss) per unit-Class 1a	—	—	(1.98)
Net income/ (loss) per unit-Class 2	3.34	2.18	(2.54)
Net income/ (loss) per unit-Class 2a	—	—	(0.52)
Net income/ (loss) per unit-Class 3	3.40	2.32	(1.34)
Net income/ (loss) per unit-Class 3a	—	—	0.64
Total Assets	$59,238,419	$17,425,839	$11,023,280
Total owners’ capital-Class 1	5,189,420	5,361,626	—
Total owners’ capital-Class 1a	—	—	1,913,595
Total owners’ capital-Class 2	38,231,581	5,657,562	808,363
Total owners’ capital-Class 2a	—	—	963,195
Total owners’ capital-Class 3	13,050,390	6,150,119	4,405,863
Total owners’ capital-Class 3a	—	—	1,174,511
Total net asset value per unit-Class 1	116.43	112.80	—
Total net asset value per unit-Class 1a	—	—	92.78
Total net asset value per unit-Class 2	132.94	128.78	129.56
Total net asset value per unit-Class 2a	—	—	105.67
Total net asset value per unit-Class 3	123.27	119.89	130.80
Total net asset value per unit-Class 3a	—	—	107.50

	Frontier Balanced Fund	Frontier Heritage Fund	Frontier Select Fund
Interest-net	$96,270	$1,430	$1,025
Total Expenses	4,637,078	610,757	792,796
Net gain/(loss) on investments	10,486,586	524,782	2,398,954
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	5,297,666	(301,637)	617,789
Net income/ (loss) per unit-Class 1	6.77	(4.69)	3.71
Net income/ (loss) per unit-Class 1AP	11.38	(1.07)	6.88
Net income/ (loss) per unit-Class 2	15.30	(1.44)	9.14
Net income/ (loss) per unit-Class 2a	14.17	—	—
Net income/ (loss) per unit-Class 3a	14.12	—	—
Total Assets	$88,477,739	$15,420,968	$16,307,508
Total owners’ capital-Class 1	56,955,371	7,507,072	10,540,702
Total owners’ capital-Class 1AP	677,181	5,826	29,897
Total owners’ capital-Class 2	22,401,557	2,744,375	1,411,440
Total owners’ capital-Class 2a	516,256	—	—
Total owners’ capital-Class 3a	1,749,006	—	—
Total net asset value per unit-Class 1	134.80	119.58	94.06
Total net asset value per unit-Class 1AP	144.97	128.60	101.16
Total net asset value per unit-Class 2	194.99	172.10	134.25
Total net asset value per unit-Class 2a	169.05	—	—
Total net asset value per unit-Class 3a	168.49	—	—

Frontier Winton Fund
Interest-net	$7,717
Total Expenses	2,240,389
Net gain/(loss) on investments	1,071,349
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	(1,625,498)
Net income/ (loss) per unit-Class 1	(9.66)
Net income/ (loss) per unit-Class 1AP	(5.14)
Net income/ (loss) per unit-Class 2	(6.53)
Total Assets	$41,295,183
Total owners’ capital-Class 1	20,284,935
Total owners’ capital-Class 1AP	35,478
Total owners’ capital-Class 2	11,446,113
Total net asset value per unit-Class 1	154.51
Total net asset value per unit-Class 1AP	166.17
Total net asset value per unit-Class 2	210.98

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2015

	Frontier Diversified Fund	Frontier Masters Fund	Frontier Long/Short Commodity Fund
Interest-net	$603,350	$260,900	$141,120
Total Expenses	4,859,068	2,122,056	1,207,403
Net gain/(loss) on investments	11,317,997	1,398,913	(391,811)
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	2,585,692	(462,243)	(1,458,094)
Net income/ (loss) per unit-Class 1	2.43	(3.74)	—
Net income/ (loss) per unit-Class 1a	—	—	(6.36)
Net income/ (loss) per unit-Class 2	4.93	(1.93)	(6.20)
Net income/ (loss) per unit-Class 2a	—	—	(5.16)
Net income/ (loss) per unit-Class 3	4.84	(1.49)	(6.20)
Net income/ (loss) per unit-Class 3a	—	—	(4.91)
Total Assets	$56,164,247	$23,001,628	$13,195,609
Total owners’ capital-Class 1	11,814,234	8,323,800	—
Total owners’ capital-Class 1a	—	—	4,053,754
Total owners’ capital-Class 2	34,633,100	7,893,358	993,600
Total owners’ capital-Class 2a	—	—	1,287,665
Total owners’ capital-Class 3	9,267,632	6,611,141	5,906,669
Total owners’ capital-Class 3a	—	—	851,163
Total net asset value per unit-Class 1	115.52	112.87	—
Total net asset value per unit-Class 1a	—	—	94.76
Total net asset value per unit-Class 2	129.60	126.60	132.10
Total net asset value per unit-Class 2a	—	—	106.19
Total net asset value per unit-Class 3	119.87	117.57	132.14
Total net asset value per unit-Class 3a	—	—	106.86

	Frontier Balanced Fund	Frontier Heritage Fund	Frontier Select Fund
Interest-net	$29,151	$1	$—
Total Expenses	5,591,382	797,551	968,941
Net gain/(loss) on investments	4,329,355	555,165	272,917
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	(1,492,595)	(450,548)	(730,624)
Net income/ (loss) per unit-Class 1	(3.51)	(6.01)	(5.26)
Net income/ (loss) per unit-Class 1AP	0.39	(2.26)	(2.54)
Net income/ (loss) per unit-Class 2	0.53	(3.02)	(3.37)
Net income/ (loss) per unit-Class 2a	1.86	—	—
Net income/ (loss) per unit-Class 3a	1.85	—	—
Total Assets	$91,069,226	$15,625,364	$19,996,286
Total owners’ capital-Class 1	62,563,337	8,628,726	11,710,517
Total owners’ capital-Class 1AP	714,747	58,523	47,365
Total owners’ capital-Class 2	22,708,408	2,853,353	1,338,173
Total owners’ capital-Class 2a	548,070	—	—
Total owners’ capital-Class 3a	2,435,421	—	—
Total net asset value per unit-Class 1	128.03	124.27	90.35
Total net asset value per unit-Class 1AP	133.59	129.67	94.28
Total net asset value per unit-Class 2	179.69	173.54	125.11
Total net asset value per unit-Class 2a	154.88	—	—
Total net asset value per unit-Class 3a	154.37	—	—

Frontier Winton Fund
Interest-net	$28
Total Expenses	2,967,166
Net gain/(loss) on investments	(2,967,138)
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	1,380,625
Net income/ (loss) per unit-Class 1	(11.78)
Net income/ (loss) per unit-Class 1AP	(6.87)
Net income/ (loss) per unit-Class 2	(8.72)
Total Assets	$41,615,649
Total owners’ capital-Class 1	23,022,800
Total owners’ capital-Class 1AP	36,576
Total owners’ capital-Class 2	11,882,167
Total net asset value per unit-Class 1	164.17
Total net asset value per unit-Class 1AP	171.31
Total net asset value per unit-Class 2	217.51

Supplementary Quarterly Financial Information

The following summarized quarterly financial information presents the Trust’s results of operations for the three-month periods ended March 31, June 30, September 30, and December 31, 2019.

	1st Quarter 2019 (unaudited)	2nd Quarter 2019 (unaudited)	3rd Quarter 2019 (unaudited)	4th Quarter 2019 (unaudited)
Frontier Diversified Fund:
Net gain (loss) on investments	(63,812)	417,973	220,974	(23,130)
Net increase/(decrease) in capital resulting from operations	(203,945)	281,715	85,038	(132,428)
Increase (decrease) in net asset value per Class 1 units	(1.41)	1.60	0.28	(1.62)
Increase (decrease) in net asset value per Class 2 units	(1.15)	2.42	0.87	(1.40)
Increase (decrease) in net asset value per Class 3 units	(1.00)	2.34	0.88	(1.24)
Net asset value per Class 1 units	100.84	102.44	102.72	101.10
Net asset value per Class 2 units	119.69	122.11	122.98	121.58
Net asset value per Class 3 units	111.62	113.96	114.84	113.61

Frontier Masters Fund:
Net gain (loss) on investments	(98,864)	75,795	(16,448)	(343,955)
Net increase/(decrease) in capital resulting from operations	(178,571)	14,203	(65,115)	(381,786)
Increase (decrease) in net asset value per Class 1 unit	(2.91)	(0.86)	(2.60)	(12.45)
Increase (decrease) in net asset value per Class 2 unit	(2.99)	(0.59)	(2.35)	(14.56)
Increase (decrease) in net asset value per Class 3 unit	(2.73)	(0.51)	(2.14)	(13.61)
Net asset value per Class 1 unit	88.19	87.33	84.73	72.28
Net asset value per Class 2 unit	104.69	104.10	101.75	87.18
Net asset value per Class 3 unit	98.04	97.53	95.39	81.78

Frontier Long/Short Commodity Fund:
Net gain (loss) on investments	(152,085)	123,196	(188,934)	(125,382)
Net increase/(decrease) in capital resulting from operations	(165,401)	109,116	(202,818)	(136,980)
Increase (decrease) in net asset value per Class 1a units	(6.66)	2.72	(5.30)	(3.36)
Increase (decrease) in net asset value per Class 2 units	(5.15)	4.85	(9.76)	(7.16)
Increase (decrease) in net asset value per Class 2a units	(7.56)	3.28	(5.94)	(3.75)
Increase (decrease) in net asset value per Class 3 units	(5.41)	5.09	(10.18)	(7.52)
Increase (decrease) in net asset value per Class 3a units	(7.87)	3.50	(6.21)	(3.93)
Net asset value per Class 1a units	50.14	52.86	47.56	44.20
Net asset value per Class 2 units	93.67	98.52	88.76	81.60
Net asset value per Class 2a units	58.96	62.24	56.30	52.55
Net asset value per Class 3 units	98.25	103.34	93.16	85.64
Net asset value per Class 3a units	61.95	65.45	59.24	55.31

Frontier Balanced Fund:
Net gain (loss) on investments	(270,759)	791,404	535,720	470,817
Net increase/(decrease) in capital resulting from operations	(719,138)	396,022	159,305	130,022
Increase (decrease) in net asset value per Class 1 units	(2.74)	1.47	0.33	0.54
Increase (decrease) in net asset value per Class 1AP units	(2.15)	2.68	1.41	1.71
Increase (decrease) in net asset value per Class 2 units	(2.90)	3.62	1.90	2.26
Increase (decrease) in net asset value per Class 2a units	(2.54)	3.22	1.58	1.97
Increase (decrease) in net asset value per Class 3a units	(2.48)	3.13	1.64	1.95
Net asset value per Class 1 units	114.89	116.36	116.69	117.23
Net asset value per Class 1AP units (8)	132.01	134.69	136.10	137.81
Net asset value per Class 2 units	178.04	181.66	183.56	185.82
Net asset value per Class 2a units	154.27	157.49	159.07	161.04
Net asset value per Class 3a units	153.78	156.91	158.55	160.50

Frontier Select Fund:
Net gain (loss) on investments	7,071	316,822	139,169	(470,201)
Net increase/(decrease) in capital resulting from operations	(41,066)	267,785	89,687	(511,831)
Increase (decrease) in net asset value per Class 1 units	(0.65)	5.27	1.73	(11.20)
Increase (decrease) in net asset value per Class 1AP units	(0.18)	6.04	2.69	(12.52)
Increase (decrease) in net asset value per Class 2 units	(0.19)	8.97	3.56	(16.58)
Net asset value per Class 1 units	70.76	76.03	77.76	66.56
Net asset value per Class 1AP units (8)	82.30	88.34	91.03	78.51
Net asset value per Class 2 units	107.99	116.96	120.52	103.94

Frontier Global Fund (Formerly Frontier Winton Fund)
Net gain (loss) on investments	364,625	468,112	491,617	(707,271)
Net increase/(decrease) in capital resulting from operations	240,639	333,204	364,314	(816,085)
Increase (decrease) in net asset value per Class 1 units	4.76	7.31	8.38	(20.50)
Increase (decrease) in net asset value per Class 1AP units	6.58	9.63	11.03	(22.73)
Increase (decrease) in net asset value per Class 2 units	8.31	12.00	13.72	(28.38)
Net asset value per Class 1 units	136.33	143.64	152.02	131.52
Net asset value per Class 1AP units (8)	156.50	166.13	177.16	154.43
Net asset value per Class 2 units	195.48	207.48	221.20	192.82

Frontier Heritage Fund:
Net gain (loss) on investments	28,075	435,107	174,413	(479,472)
Net increase/(decrease) in capital resulting from operations	(4,056)	319,922	119,417	(455,257)
Increase (decrease) in net asset value per Class 1 units	(0.15)	9.92	3.33	(15.39)
Increase (decrease) in net asset value per Class 1AP units	0.66	13.90	4.82	(17.01)
Increase (decrease) in net asset value per Class 2 units	0.93	16.50	6.52	(22.89)
Net asset value per Class 1 units	99.68	109.60	112.93	97.54
Net asset value per Class 1AP units (8)	112.44	126.34	131.16	114.15
Net asset value per Class 2 units	153.46	169.96	176.48	153.59

The following summarized quarterly financial information presents the Trust’s results of operations for the three-month periods ended March 31, June 30, September 30, and December 31, 2018.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2018 (unaudited)	2018 (unaudited)	2018 (unaudited)	2018 (unaudited)
Frontier Diversified Fund:
Net gain (loss) on investments	$(1,514,894)	$537,649	$(403,356)	$(148,747)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$(1,701,986)	$376,539	$(578,178)	$(296,601)
Increase (decrease) in net asset value per Class 1 units	$(9.88)	$1.77	$(3.84)	$(2.21)
Increase (decrease) in net asset value per Class 2 units	$(10.93)	$2.61	$(3.96)	$(2.07)
Increase (decrease) in net asset value per Class 3 units	$(10.09)	$2.50	$(3.62)	$(1.85)
Net asset value per Class 1 units	$106.53	$108.30	$104.46	$102.25
Net asset value per Class 2 units	$124.26	$126.86	$122.91	$120.84
Net asset value per Class 3 units	$115.59	$118.09	$114.47	$112.62

Frontier Masters Fund:
Net gain (loss) on investments	$(1,462,847)	$202,533	$(10,638)	$(242,475)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$(1,635,794)	$63,059	$(135,366)	$(386,858)
Increase (decrease) in net asset value per Class 1 unit	$(16.44)	$1.03	$(2.13)	$(6.10)
Increase (decrease) in net asset value per Class 2 unit	$(18.60)	$1.71	$(1.99)	$(6.71)
Increase (decrease) in net asset value per Class 3 unit	$(17.29)	$1.67	$(1.78)	$(6.22)
Net asset value per Class 1 unit	$98.30	$99.33	$97.20	$91.10
Net asset value per Class 2 unit	$114.67	$116.38	$114.39	$107.68
Net asset value per Class 3 unit	$107.10	$108.77	$106.99	$100.77

Frontier Long/Short Commodity Fund:
Net gain (loss) on investments	$(103,393)	$(204,528)	$(111,396)	$(187,941)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$(124,708)	$(223,030)	$(127,872)	$(201,348)
Increase (decrease) in net asset value per Class 1a units	$2.22	$(7.08)	$(4.59)	$(9.39)
Increase (decrease) in net asset value per Class 2 units	$3.61	$(5.91)	$(2.98)	$(4.72)
Increase (decrease) in net asset value per Class 2a units	$3.81	$(7.82)	$(4.98)	$(10.63)
Increase (decrease) in net asset value per Class 3 units	$4.07	$(6.21)	$(3.13)	$(4.96)
Increase (decrease) in net asset value per Class 3a units	$4.48	$(8.13)	$(5.17)	$(11.11)
Net asset value per Class 1a units	$77.86	$70.78	$66.19	$56.80
Net asset value per Class 2 units	$112.44	$106.52	$103.54	$98.82
Net asset value per Class 2a units	$89.95	$82.13	$77.15	$66.52
Net asset value per Class 3 units	$117.97	$111.75	$108.62	$103.66
Net asset value per Class 3a units	$94.24	$86.11	$80.94	$69.83

Frontier Balanced Fund:
Net gain (loss) on investments	$(2,907,257)	$739,375	$(1,017,197)	$2,622,978
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$(3,705,205)	$140,966	$(1,596,699)	$(179,616)
Increase (decrease) in net asset value per Class 1 units	$(11.03)	$0.28	$(5.40)	$(2.18)
Increase (decrease) in net asset value per Class 1AP units (8)	$(11.24)	$1.36	$(5.05)	$(1.47)
Increase (decrease) in net asset value per Class 2 units	$(15.20)	$1.83	$(6.82)	$(1.96)
Increase (decrease) in net asset value per Class 2a units	$(13.10)	$1.65	$(5.85)	$(1.67)
Increase (decrease) in net asset value per Class 3a units	$(13.06)	$1.65	$(5.83)	$(1.68)
Net asset value per Class 1 units	$124.94	$125.21	$119.81	$117.63
Net asset value per Class 1AP units (8)	$139.33	$140.68	$135.63	$134.16
Net asset value per Class 2 units	$187.88	$189.72	$182.90	$180.94
Net asset value per Class 2a units	$162.67	$164.33	$158.48	$156.81
Net asset value per Class 3a units	$162.12	$163.77	$157.94	$156.26

Frontier Select Fund:
Net gain (loss) on investments	$(894,845)	$(68,312)	$97,395	$(183,166)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$(972,128)	$(129,694)	$38,170	$(240,124)
Increase (decrease) in net asset value per Class 1 units	$(13.80)	$(1.72)	$0.66	$(4.00)
Increase (decrease) in net asset value per Class 1AP units (8)	$(14.66)	$(1.29)	$1.38	$(2.97)
Increase (decrease) in net asset value per Class 2 units	$(19.45)	$(1.72)	$1.84	$(5.22)
Net asset value per Class 1 units	$76.47	$74.75	$75.41	$71.41
Net asset value per Class 1AP units (8)	$85.36	$84.07	$85.45	$82.48
Net asset value per Class 2 units	$113.28	$111.56	$113.40	$108.18

Frontier Winton Fund:
Net gain (loss) on investments	$(1,026,553)	$621,227	$66,648	$(669,902)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$(1,334,048)	$327,935	$(187,632)	$(958,011)
Increase (decrease) in net asset value per Class 1 units	$14.48	$4.06	$(2.64)	$(14.45)
Increase (decrease) in net asset value per Class 1AP units (8)	$(14.83)	$5.58	$(1.68)	$(15.59)
Increase (decrease) in net asset value per Class 2 units	$(19.65)	$6.62	$2.73	$(19.03)
Net asset value per Class 1 units	$144.60	$148.66	$146.02	$131.57
Net asset value per Class 1AP units (8)	$161.60	$167.19	$165.51	$149.92
Net asset value per Class 2 units	$196.85	$203.47	$206.20	$187.17

Frontier Heritage Fund:
Net gain (loss) on investments	$(692,322)	$(26,200)	$22,592	$(5,279)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$(806,771)	$(86,681)	$(66,140)	$(77,588)
Increase (decrease) in net asset value per Class 1 units	$(16.69)	$(1.82)	$(1.58)	$(1.27)
Increase (decrease) in net asset value per Class 1AP units (8)	$(17.64)	$(1.18)	$(0.88)	$(2.80)
Increase (decrease) in net asset value per Class 2 units	$(23.59)	$(1.57)	$(1.23)	$(0.78)
Net asset value per Class 1 units	$104.50	$102.68	$101.10	$99.83
Net asset value per Class 1AP units (8)	$116.64	$115.46	$114.58	$111.78
Net asset value per Class 2 units	$156.11	$154.54	$153.31	$152.53

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At December 31, 2019, cash deposited at the clearing brokers was $2,893,810 for the Trust. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each month. Currently, with the Federal Funds target rate at 1.50 to 1.75%, this amount is estimated to be 1.50%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds and time deposits. Aggregate interest income from all sources, including US. Treasure Securities assets net of premiums and cash held at clearing brokers, of up to 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Global Fund (Formerly Frontier Winton Fund), Frontier Select Fund, and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a and Class 3a), Frontier Masters Fund and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 100% of the interest is retained by the respective Series. The amount reflected in the financial statements for the Trust and Series are disclosed on a net basis. Due to some classes not exceeding the 2% paid to the Managing Owner, amounts earned by those classes may be zero.

Approximately 10% to 30% of the Trust’s assets are expected to be committed as required margin for futures contracts and forwards and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. treasury bills in segregated accounts with the futures broker pursuant to the CEA and regulations there under. Approximately 2% to 6% of the Trust’s assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the CEA, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 64% to 88%% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. federally chartered banks. As of December 31, 2019, total cash and cash equivalents held at banking institutions were $56,263 for the Frontier Diversified Fund, $34,272 for the Frontier Long/Short Commodity Fund, $25,639 for the Frontier Masters Fund, $118,506 for the Frontier Balanced Fund, $61,345 for the Frontier Select Fund, $27,532 for the Frontier Global Fund, and $44,011 for the Frontier Heritage Fund.

As a commodity pool, the Trust has large cash positions. Such cash positions are used to pay margin for the trading of futures, forwards and options, and also to pay redemptions. Generally, the Trust has not been forced to liquidate positions to fund redemptions. During the fiscal year ended December 31, 2019, the Trust was able to pay all redemptions.

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

Results of Operations for the Twelve Months Ended December 31, 2019

Series Returns and Other Information

The returns for each Series and Class of Units for the twelve months ended December 31, 2019, and related information, are discussed below. The activities of the Trust on a consolidated basis are explained through the activity of the underlying Series. Please refer to the discussion of the Series activities in relation to the Trust on a consolidated basis.

Each Series had exposure to commodity interest positions within one or more sectors during fiscal 2019. The performance of each Series was impacted over the course of the year by, among other things, the relative performance of the relevant sector or sectors and the commodities within those sectors, the changing allocations among, and the specific positions taken by, the Series’ Trading Advisors in, the relevant sector(s) and commodities, and the timing of entries and exits. For each of the Series, a sector attribution chart has been included at the end of the relevant discussion. Each chart depicts the performance of the relevant Series’ positions within each of the relevant sectors (determined by the Managing Owner using monthly gross return and NAV figures, with various adjustments to net out a proportional allocation of the fees and expenses chargeable to the Series) during the fourth quarter (except as otherwise noted) and for the full calendar year. Charts depicting the performance of the various Series’ positions within each of the relevant sectors during the prior three quarters were included in the Trust’s quarterly reports on Form 10-Q previously filed.

As of the date of this report, for a Series that has invested in a swap, a trading advisor does not receive any management fees directly from the Series for such swap, and instead the relevant trading advisor receives compensation via the fees embedded in the swap. As of December 31, 2019, the weighted average management fee embedded in (i) swaps owned by Frontier Diversified Fund was 0.80% per annum, (ii) swaps owned by Frontier Balanced Fund was 0.64% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 1.89% per annum, (iv) swaps owned by Frontier Heritage Fund was 2.19% per annum, and (v) swaps owned by Frontier Select Fund was 1.95% per annum and the managing owner has waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded management fee is accrued on the relevant notional amount of the swap.

2019

The Frontier Diversified Fund – Class 1 NAV lost 1.12% for the twelve months ended December 31, 2019, net of fees and expenses; the Frontier Diversified Fund – Class 2 NAV gained 0.61% for the twelve months ended December 31, 2019 net of fees and expenses; the Frontier Diversified Fund – Class 3 NAV gained 0.87% for the twelve months ended December 31, 2019 net of fees and expenses. For the twelve months ended December 31, 2019 the Frontier Diversified Fund recorded a net gain on investments of $552,005, net investment loss of $521,625 and total expenses of $540,979, resulting in a net increase in owners’ capital from operations attributable to controlling interests of $30,380. The NAV per Unit, Class 1, decreased from $102.25 at December 31, 2018, to $101.10 as of December 31, 2019. The NAV per Unit, Class 2, increased from $120.84 at December 31, 2018, to $121.58 as of December 31, 2019. The NAV per Unit, Class 3, increased from $112.62 at December 31, 2018, to $113.61 as of December 31, 2019. Total Class 1 subscriptions and redemptions for the period were $0 and $269,710, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $2,063,288, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $1,854,095, respectively. Ending capital at December 31, 2019, is $1,303,195 for Class 1 and $5,600,851 for Class 2 and $5,095,574 for Class 3.

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

As of December 31, 2019, the management fee embedded in swaps owned by Frontier Diversified Fund was 1.00% per annum, and the managing owner has waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded management fee is accrued on the relevant notional amount of the swap.

Based on an analysis of the management fees charged to Frontier Diversified Fund, the effective management fee rate of the Series were higher than the management fee rate otherwise payable to the Managing Owner.  The effective management fee rate for the Series was calculated for the period covered by the Form 10-K by dividing the aggregate management fees paid by such Series (whether directly to the Managing Owner, or as an embedded management fee paid to a third-party commodity trading advisor) by the aggregate assets on which such management fees were paid.  For the period ended December 31, 2019, the effective management fee rate of Frontier Diversified Fund was 0.80%, compared to a management fee payable to the Managing Owner of 0.75%. For the year ended December 31, 2019, the management and incentive fees embedded in gains (losses) from trading companies owned by Frontier Diversified Fund was $103,676.

The Frontier Diversified Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors.

Sector Attribution for the Frontier Diversified Fund

Frontier Diversified Fund Class 1 Sector Attributions
Q4 2019 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2019
YTD

Frontier Diversified Fund Class 2 Sector Attributions
Q4 2019 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2019
YTD

Frontier Diversified Fund Class 3 Sector Attributions
Q4 2019 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2019
YTD

Frontier Diversified Fund Class 1 Major Advisors Performance
Q4 2019 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Aspect Capital Ltd
Crabel
Emil Van Essen
Fort LP (GC)
H2O
QIM
Quantmetrics
Quest Partners
Welton
Winton
Non-Major Advisors
Q4 2019
YTD

Frontier Diversified Fund Class 2 Major Advisors Performance
Q4 2019 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Aspect Capital Ltd
Crabel
Emil Van Essen
Fort LP (GC)
H2O
QIM
Quantmetrics
Quest Partners
Welton
Winton
Non-Major Advisors
Q4 2019
YTD

Frontier Diversified Fund Class 3 Major Advisors Performance
Q4 2019 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Aspect Capital Ltd
Crabel
Emil Van Essen
Fort LP (GC)
H2O
QIM
Quantmetrics
Quest Partners
Welton
Winton
Non-Major Advisors
Q4 2019
YTD

Two of the six sectors traded in the Frontier Diversified Fund were profitable in Q4 2019. Energies and Stock Indices were profitable while Metals, Currencies, Agriculturals and Interest Rates finished negative for the quarter.

Stock Indices and Interest Rates sectors were positive year-to-date (“YTD”) while Metals, Currencies, Energies and Agriculturals were negative YTD.

In terms of major CTA performance, three of the eight major CTAs in the Frontier Diversified Fund were profitable in Q4 2019. H2O, QIM and Crabel finished positive for the quarter. Aspect, Emil Van Essen, Fort, Quest and Welton finished negative for the quarter. In terms of YTD performance Aspect, Crabel, Fort, H2O and Welton were positive YTD while Emil Van Essen, QIM, Quantmetrics, Quest, and Winton were negative YTD.

Frontier Long/Short Commodity Fund

2019

The Frontier Long/Short Commodity Fund – Class 2 NAV lost 17.43% for the twelve months ended December 31, 2019, net of fees and expenses; the Frontier Long/Short Commodity Fund – Class 3 NAV lost 17.38% for the twelve months ended December 31, 2019, net of fees and expenses; the Frontier Long/Short Commodity Fund – Class 1a NAV lost 22.19% for the twelve months ended December 31, 2019, net of fees and expenses; the Frontier Long/Short Commodity Fund – Class 2a NAV lost 21.00% for the twelve months ended December 31, 2019, net of fees and expenses; the Frontier Long/Short Commodity Fund – Class 3a NAV lost 20.79% for the twelve months ended December 31, 2019, net of fees and expenses.

For the twelve months ended December 31, 2019, the Frontier Long/Short Commodity Fund recorded net loss on investments of $343,205, net investment loss of $52,878, and total expenses of $54,896, resulting in a net decrease in owners’ capital from operations attributable to controlling interests of $396,083. The NAV per Unit, Class 2, decreased from $98.82 at December 31, 2018, to $81.60 as of December 31, 2019. The NAV per Unit, Class 3, decreased from $103.66 at December 31, 2018, to $85.64 as of December 31, 2019. The NAV per Unit, Class 1a, decreased from $56.80 at December 31, 2018, to $44.20 as of December 31, 2019. The NAV per Unit, Class 2a, decreased from $66.52 at December 31, 2018, to $52.55 as of December 31, 2019. The NAV per Unit, Class 3a, decreased from $69.83 at December 31, 2018, to $55.31 as of December 31, 2019. Total Class 2 subscriptions and redemptions for the twelve months were $0 and $33,087, respectively. Total Class 3 subscriptions and redemptions for the twelve months were $0 and $519,520, respectively. Total Class 1a subscriptions and redemptions for the twelve months were $0 and $4,858, respectively. Total Class 2a subscriptions and redemptions for the twelve months were $0 and $71,516, respectively. Total Class 3a subscriptions and redemptions for the twelve months were $0 and $85,853, respectively. Ending capital at December 31, 2019, is $41,045 for Class 2, $991,828 for Class 3, $11,447 for Class 1a, $81,826 for Class 2a and $208,144 for Class 3a.

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

The aggregate fees embedded in a swap are provided for in the index description for the relevant swap.  In addition to the CTA Fees, each index provides for the deduction of a management fee to the counterparty for the swap.  The counterparty management fee is determined based on the management fee spread set forth in the index description, while the CTA Fees are based on a percentage of the assets managed by each trading advisor and new trading profits, respectively, and are set forth in the reports delivered to the Series by the counterparty.  In addition to the counterparty management fee and the CTA Fees, the underlying transactions executed by the commodity trading advisors may be subject to the deduction of certain prime brokerage, exchange and other related fees and charges, each of which are reflected in the transaction values, and consequently the value of the index.

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

As of December 31, 2019, the management fee embedded in swaps owned by Frontier Long/Short Commodity Fund was 1.50% per annum, and the managing owner has waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded management fee is accrued on the relevant notional amount of the swap.

Based on an analysis of the management fees charged to Frontier Long/Short Commodity Fund, the effective management fee rate of the Series were lower than the management fee rate otherwise payable to the Managing Owner. The effective management fee rate for the Series was calculated for the period covered by the Form 10-K by dividing the aggregate management fees paid by such Series (whether directly to the Managing Owner, or as an embedded management fee paid to a third-party commodity trading advisor) by the aggregate assets on which such management fees were paid.  For the period ended December 31, 2019, the effective management fee rate of Frontier Long/Short Commodity Fund was 1.89%, compared to a management fee payable to the Managing Owner of 2.00%. For the year ended December 31, 2019, the management and incentive fees embedded in gains (losses) from trading companies owned by Frontier Long/Short Commodity Fund was $3,412.

The Frontier Long/Short Commodity Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors, although the majority of the exposure will typically be in the Energies, Metals and Commodities sectors.

Sector Attribution for the Frontier Long/Short Commodity Fund

Frontier Long/Short Commodity Fund Class 1A Sector Attributions
Q4 2019 and YTD
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q4 2019
YTD

Frontier Long/Short Commodity Fund Class 2 Sector Attributions
Q4 2019 and YTD
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
-16.00%
-18.00%
-20.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q4 2019
YTD

Frontier Long/Short Commodity Fund Class 2A Sector Attributions
Q4 2019 and YTD
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q4 2019
YTD

Frontier Long/Short Commodity Fund Class 3 Sector Attributions
Q4 2019 and YTD
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
-16.00%
-18.00%
-20.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q4 2019
YTD

Frontier Long/Short Commodity Fund Class 3A Sector Attributions
Q4 2019 and YTD
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q4 2019
YTD

Frontier Long/Short Commodity Fund Class 1A
Major Advisors Performance
Q4 2019 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Emil Van Essen
JE Moody
Red Oak
Rosetta
Welton
Non-Major Advisors
Q4 2019
YTD

Frontier Long/Short Commodity Fund Class 2
Major Advisors Performance
Q4 2019 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Emil Van Essen
JE Moody
Red Oak
Rosetta
Welton
Non-Major Advisors
Q4 2019
YTD

Frontier Long/Short Commodity Fund Class 2A
Major Advisors Performance
Q4 2019 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Emil Van Essen
JE Moody
Red Oak
Rosetta
Welton
Non-Major Advisors
Q4 2019
YTD

Frontier Long/Short Commodity Fund Class 3
Major Advisors Performance
Q4 2019 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Emil Van Essen
JE Moody
Red Oak
Rosetta
Welton
Non-Major Advisors
Q4 2019
YTD

Frontier Long/Short Commodity Fund Class 3A
Major Advisors Performance
Q4 2019 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Emil Van Essen
JE Moody
Red Oak
Rosetta
Welton
Non-Major Advisors
Q4 2019
YTD

None of the seven sectors traded in the Frontier Long/Short Commodity Fund was profitable in Q4 2019. Energies, Base Metals, Grains, Meats, Precious Metals, Softs and Financials finished negative for the quarter.

Energies, Base Metals, Grains, Meats, Precious Metals, Softs and Financials were negative YTD.

In terms of major CTA performance, none finished positive for the quarter while Emil Van Essen, JE Moody, Welton and Rosetta were negative for the quarter.

In terms of YTD performance, Red Oak was positive YTD while Emil Van Essen, JE Moody, Rosetta and Welton were negative YTD.

Frontier Masters Fund

2019

The Frontier Masters Fund – Class 1 NAV lost 20.66% for the twelve months ended December 31, 2019, net of fees and expenses, the Frontier Masters Fund – Class 2 NAV lost 19.03% for the twelve months ended December 31, 2019, net of fees and expenses, the Frontier Masters Fund – Class 3 NAV lost 18.84% for the twelve months ended December 31, 2019, net of fees and expenses.

For the twelve months ended December 31, 2019 the Frontier Masters Fund recorded a net loss on investments of $383,472, net investment loss of $227,797, and total expenses of $232,453, resulting in a net decrease in owners’ capital from operations attributable to controlling interests of $611,269. The NAV per Unit, Class 1, decreased from $91.10 at December 31, 2018, to $72.28 as of December 31, 2019. The NAV per Unit, Class 2, decreased from $107.68 at December 31, 2018, to $87.18 as of December 31, 2019. The NAV per Unit, Class 3 decreased from $100.77 at December 31, 2018 to $81.78 as of December 31, 2019. Total Class 1 subscriptions and redemptions for the twelve months were $0 and $1,450,004, respectively. Total Class 2 subscriptions and redemptions for the twelve months were $0 and $231,974, respectively. Total Class 3 subscriptions and redemptions for the twelve months were $0 and $1,040,846, respectively. Ending capital at December 31, 2019, was $12,794 for Class 1, $850,808 for Class 2 and $1,374,437 for Class 3.

The Frontier Masters Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, Hybrids and Commodities sectors.

Sector Attribution for the Frontier Masters Fund

Frontier Masters Fund Class 1 Sector Attributions
Q4 2019 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2019
YTD

Frontier Masters Fund Class 2 Sector Attributions
Q4 2019 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2019
YTD

Frontier Masters Fund Class 3 Sector Attributions
Q4 2019 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2019
YTD

Frontier Masters Fund Class 1 Major Advisors Performance
Q4 2019 and YTD
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Aspect Capital Ltd
Emil Van Essen
Transtrend
Welton
Winton
Q4 2019
YTD

Frontier Masters Fund Class 2 Major Advisors Performance
Q4 2019 and YTD
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Aspect Capital Ltd
Emil Van Essen
Transtrend
Welton
Winton
Q4 2019
YTD

Frontier Masters Fund Class 3 Major Advisors Performance
Q4 2019 and YTD
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Aspect Capital Ltd
Emil Van Essen
Transtrend
Welton
Winton
Q4 2019
YTD

Two of the six sectors traded in the Frontier Masters Fund were profitable in Q4 2019. Energies and Stock Indices were positive while Metals, Currencies, Agriculturals and Interest Rates were negative for the quarter.

Interest Rates were positive for the year while Metals, Currencies, Agriculturals, Energies and Stock Indices were negative.

In terms of major CTA performance, no CTA’s finished positive for the quarter while Aspect, Emil Van Essen, Transtrend and Welton were negative during the quarter. In terms of YTD performance, Aspect was positive while Emil Van Essen, Transtrend, Welton and Winton were negative YTD.

Frontier Balanced Fund

2019

The Frontier Balanced Fund – Class 1 NAV lost 0.34% for the twelve months ended December 31, 2019, net of fees and expenses; The Frontier Balanced Fund – Class 1AP NAV gained 2.72% for the twelve months ended December 31, 2019, net of fees and expenses; the Frontier Balanced Fund – Class 2 NAV gained 2.70% for the twelve months ended December 31, 2019, net of fees and expenses; the Frontier Balanced Fund – Class 2a NAV gained 2.70% for the twelve months ended December 31, 2019, net of fees and expenses; the Frontier Balanced Fund – Class 3a NAV gained 2.71% for the twelve months ended December 31, 2019, net of fees and expenses.

For the twelve months ended December 31, 2019, the Frontier Balanced Fund recorded net gain on investments of $1,527,182, net investment loss of $1,560,971, and total expenses of $1,606,990, resulting in a net decrease in owners’ capital from operations attributable to controlling interests of $33,789. The NAV per Unit, Class 1, decreased from $117.63 at December 31, 2018, to $117.23 as of December 31, 2019. The NAV per Unit, Class 1AP, increased from $134.16 at December 31, 2018, to $137.81 as of December 31, 2019. The NAV per Unit, Class 2, increased from $180.94 at December 31, 2018, to $185.82 as of December 31, 2019. For Class 2a, the NAV per Unit increased from $156.81 at December 31, 2018, to $161.04 as of December 31, 2019. For Class 3a, the NAV per Unit increased from $156.26 at December 31, 2018, to $160.50 as of December 31, 2019. Total Class 1 subscriptions and redemptions for the twelve months were $0 and $7,737,266, respectively. Total Class 1AP subscriptions and redemptions for the twelve months were $0 and $122,927, respectively. Total Class 2 subscriptions and redemptions for the twelve months were $0 and $1,291,298, respectively. Total Class 2a subscriptions and redemptions for the twelve months were $0 and $124,408, respectively. Total Class 3a subscriptions and redemptions for the twelve months were $0 and $16,647, respectively. Ending capital at December 31, 2019, was $17,797,600 for Class 1, $238,544 for Class 1 AP, $3,361,853 for Class 2, $195,181 for Class 2a and $900,583 for Class 3a.

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

The aggregate fees embedded in a swap are provided for in the index description for the relevant swap. In addition to the CTA Fees, each index provides for the deduction of a management fee to the counterparty for the swap. The counterparty management fee is determined based on the management fee spread set forth in the index description, while the CTA Fees are based on a percentage of the assets managed by each trading advisor and new trading profits, respectively, and are set forth in the reports delivered to the Series by the counterparty. In addition to the counterparty management fee and the CTA Fees, the underlying transactions executed by the commodity trading advisors may be subject to the deduction of certain prime brokerage, exchange and other related fees and charges, each of which are reflected in the transaction values, and consequently the value of the index.

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

As of December 31, 2019, the management fee embedded in swaps owned by Frontier Balanced Fund was 1.00% per annum, and the managing owner has waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded management fee is accrued on the relevant notional amount of the swap.

Based on an analysis of the management fees charged to Frontier Balanced Fund, the effective management fee rate of the Series were higher than the management fee rate otherwise payable to the Managing Owner.  The effective management fee rate for the Series was calculated for the period covered by the Form 10-K by dividing the aggregate management fees paid by such Series (whether directly to the Managing Owner, or as an embedded management fee paid to a third-party commodity trading advisor) by the aggregate assets on which such management fees were paid.  For the period ended December 31, 2019, the effective management fee rate of Frontier Balanced Fund was 0.64%, compared to a management fee payable to the Managing Owner of 0.50%. For the year ended December 31, 2019, the management and incentive fees embedded in gains (losses) from trading companies owned by Frontier Balanced Fund was $260,381.

The Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors.

Sector Attribution for the Frontier Balanced Fund

Frontier Balanced Fund Class 1 Sector Attributions
Q4 2019 and YTD
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2019
YTD

Frontier Balanced Fund Class 1AP Sector Attributions
Q4 2019 and YTD
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2019
YTD

Frontier Balanced Fund Class 2 Sector Attributions
Q4 2019 and YTD
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2019
YTD

Frontier Balanced Fund Class 2A Sector Attributions
Q4 2019 and YTD
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2019
YTD

Frontier Balanced Fund Class 3A Sector Attributions
Q4 2019 and YTD
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2019
YTD

Frontier Balanced Fund Class 1 Major Advisors Performance
Q4 2019 and YTD
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Aspect Capital Ltd
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Quantmetrics
Welton
Wimmer Horizon
Winton
Non-Major Advisors
Q4 2019
YTD

Frontier Balanced Fund Class 1AP Major Advisors Performance
Q4 2019 and YTD
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Aspect Capital Ltd
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Quantmetrics
Welton
Wimmer Horizon
Winton
Non-Major Advisors
Q4 2019
YTD

Frontier Balanced Fund Class 2 Major Advisors Performance
Q4 2019 and YTD
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Aspect Capital Ltd
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Quantmetrics
Welton
Wimmer Horizon
Winton
Non-Major Advisors
Q4 2019
YTD

Frontier Balanced Fund Class 2A Major Advisors Performance
Q4 2019 and YTD
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Aspect Capital Ltd
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Quantmetrics
Welton
Wimmer Horizon
Winton
Non-Major Advisors
Q4 2019
YTD

Frontier Balanced Fund Class 3A Major Advisors Performance
Q4 2019 and YTD
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Aspect Capital Ltd
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Quantmetrics
Welton
Wimmer Horizon
Winton
Non-Major Advisors
Q4 2019
YTD

Two of the six sectors traded in the Frontier Balanced Fund were profitable in Q4 2019. Energies and Stock Indices were profitable while Metals, Currencies, Agriculturals and Interest Rates finished negative for the quarter.

The Currencies, Stock Indices and Interest Rates sectors were positive YTD while Metals, Energies and Agriculturals were negative YTD.

In terms of major CTA performance, Crabel, H2O, QIM and Wimmer Horizon finished positive for the quarter. Aspect, Emil Van Essen, Fort and Welton finished negative for the quarter. Aspect, Fort, H2O, Welton and Wimmer Horizon were positive YTD. Crabel, Emil Van Essen, QIM, Quantmetrics and Winton were negative YTD.

Frontier Select Fund

2019

The Frontier Select Fund – Class 1 NAV lost 6.80% for the twelve months ended December 31, 2019, net of fees and expenses; The Frontier Select Fund – Class 1AP NAV lost 4.81% for the twelve months ended December 31, 2019, net of fees and expenses; the Frontier Select Fund – Class 2 NAV lost 3.92% for the twelve months ended December 31, 2019, net of fees and expenses.

For the twelve months ended December 31, 2019, the Frontier Select Fund recorded net loss on investments of $7,139, net investment loss of $188,286, and total expenses of $188,281, resulting in a net decrease in owners’ capital from operations attributable to controlling interests of $195,425. The NAV per Unit, Class 1, decreased from $71.41 at December 31, 2018, to $66.56 as of December 31, 2019. The NAV per Unit, Class 1AP, decreased from $82.48 at December 31, 2018, to $78.51 as of December 31, 2019. The NAV per Unit, Class 2, decreased from $108.18 at December 31, 2018, to $103.94 as of December 31, 2019. Total Class 1 subscriptions and redemptions for the twelve months ended December 31, 2019, were $0 and $795,619, respectively. Total Class 1AP subscriptions and redemptions for the twelve months ended December 31, 2019, were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the twelve months ended December 31, 2019, were $0 and $49,192, respectively. Ending capital, at December 31, 2019, was $2,715,051 for Class 1, $10,834 for Class 1AP, and $90,741 for Class 2.

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

The aggregate fees embedded in a swap are provided for in the index description for the relevant swap.  In addition to the CTA Fees, each index provides for the deduction of a management fee to the counterparty for the swap.  The counterparty management fee is determined based on the management fee spread set forth in the index description, while the CTA Fees are based on a percentage of the assets managed by each trading advisor and new trading profits, respectively, and are set forth in the reports delivered to the Series by the counterparty.  In addition to the counterparty management fee and the CTA Fees, the underlying transactions executed by the commodity trading advisors may be subject to the deduction of certain prime brokerage, exchange and other related fees and charges, each of which are reflected in the transaction values, and consequently the value of the index.

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

As of December 31, 2019, the management fee embedded in swaps owned by Frontier Select Fund was 1.00% per annum, and the managing owner has waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded management fee is accrued on the relevant notional amount of the swap.

Based on an analysis of the management fees charged to Frontier Select Fund, the effective management fee rate of the Series were lower than the management fee rate otherwise payable to the Managing Owner.  The effective management fee rate for the Series was calculated for the period covered by the Form 10-K by dividing the aggregate management fees paid by such Series (whether directly to the Managing Owner, or as an embedded management fee paid to a third-party commodity trading advisor) by the aggregate assets on which such management fees were paid.  For the period ended December 31, 2019, the effective management fee rate of Frontier Select Fund was 1.95%, compared to a management fee payable to the Managing Owner of 2.50%. For the year ended December 31, 2019, the management and incentive fees embedded in gains (losses) from trading companies owned by Frontier Select Fund was $4,819.

The Frontier Select Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, Hybrids and Commodities sectors.

Sector Attribution for the Frontier Select Fund

Frontier Select Fund Class 1 Sector Attributions
Q4 2019 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2019
YTD

Frontier Select Fund Class 1AP Sector Attributions
Q4 2019 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2019
YTD

Frontier Select Fund Class 2 Sector Attributions
Q4 2019 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2019
YTD

Frontier Select Fund Class 1 Major Advisor Performance
Q4 2019 and YTD

6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
Brevan Howard
Transtrend
Welton
Q4 2019
YTD

Frontier Select Fund Class 1AP Major Advisor Performance
Q4 2019 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Brevan Howard
Transtrend
Welton
Q4 2019
YTD

Frontier Select Fund Class 2 Major Advisor Performance
Q4 2019 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Brevan Howard
Transtrend
Welton
Q4 2019
YTD

Two of the six sectors traded in the Frontier Select Fund were profitable in Q4 2019. Energies and Stock Indices were positive while Metals, Currencies and Interest Rates and Agriculturals were negative for the quarter.

Interest Rates and Stock Indices were positive YTD while Metals, Currencies, Energies and Agriculturals were negative YTD.

In terms of major CTA performance none finished positive for the quarter while Brevan Howard, Transtrend and Welton finished the quarter negative. Brevan Howard and Welton were positive for the year while Transtrend finished the year negative.

Frontier Global Fund (Formerly Frontier Winton Fund)

2019

The Frontier Global Fund – Class 1 NAV lost 0.04% for the twelve months ended December 31, 2019, net of fees and expenses; The Frontier Global Fund – Class 1AP NAV gained 3.01% for the twelve months ended December 31, 2019, net of fees and expenses; the Frontier Global Fund – Class 2 NAV gained 3.02% for the twelve months ended December 31, 2019, net of fees and expenses.

For the twelve months ended December 31, 2019, the Frontier Global Fund recorded net gain on investments of $617,083, net investment loss of $495,011, and total expenses of $495,009, resulting in a net decrease in owners’ capital from operations attributable to controlling interests of $122,072. The NAV per Unit, Class 1, decreased from $131.57 at December 31, 2018 to $131.52 as of December 31, 2019. The NAV per Unit, Class 1AP, increased from $149.92 at December 31, 2018 to $154.43 as of December 31, 2019. The NAV per Unit, Class 2, increased from $187.17 at December 31, 2018, to $192.82 as of December 31, 2019. Total Class 1 subscriptions and redemptions for the year were $0 and $3,388,723, respectively. Total Class 1AP subscriptions and redemptions for the year were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the year were $0 and $93,395, respectively. Ending capital, at December 31, 2019, was $4,471,980 for Class 1, $33,047 for Class 1AP and $343,217 for Class 2.

The Frontier Global Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors.

Sector Attribution for the Frontier Global Fund (Formerly Frontier Winton Fund)

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
Total
Q4 2018
YTD

Frontier Winton Fund Class 2 Sector Attributions
Q4 2018 and YTD
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
-16.00%
-18.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2018
YTD

Two of the six sectors traded in The Frontier Global Fund was profitable in Q4 2019. Energies and Stock Indices were positive while Metals, Currencies, Agriculturals and Interest Rates were negative for the quarter.

Interest Rates and Stock Indices were positive YTD while Metals, Currencies, Energies and Agriculturals were negative YTD.

Frontier Heritage Fund

2019

The Frontier Heritage Fund – Class 1 NAV lost 2.30% for the twelve months ended December 31, 2019, net of fees and expenses; The Frontier Heritage Fund – Class 1AP NAV gained 2.12% for the twelve months ended December 31, 2019, net of fees and expenses; the Frontier Heritage Fund – Class 2 NAV gained 0.70% for the twelve months ended December 31, 2019, net of fees and expenses. For the twelve months ended December 31, 2019, the Frontier Heritage Fund recorded net gain on investments of $158,123, net investment loss of $210,792, and total expenses of $210,786, resulting in a net decrease in owners’ capital from operations of $19,974, after non-controlling interest of $32,695. The NAV per Unit, Class 1, decreased from $99.83 at December 31, 2018, to $97.54 as of December 31, 2019. The NAV per Unit, Class 1AP, increased from $111.78 at December 31, 2018, to $114.15 as of December 31, 2019. The NAV per Unit, Class 2, increased from $152.53 at December 31, 2018, to $153.59 as of December 31, 2019. Total Class 1 subscriptions and redemptions for the twelve months were $0 and $995,044, respectively. Total Class 1AP subscriptions and redemptions for the twelve months were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the twelve months were $0 and $112,654, respectively. Ending capital, at December 31, 2019, was $2,295,623 for Class 1, $8,333 for Class 1AP and $522,057 for Class 2.

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

The aggregate fees embedded in a swap are provided for in the index description for the relevant swap.  In addition to the CTA Fees, each index provides for the deduction of a management fee to the counterparty for the swap.  The counterparty management fee is determined based on the management fee spread set forth in the index description, while the CTA Fees are based on a percentage of the assets managed by each trading advisor and new trading profits, respectively, and are set forth in the reports delivered to the Series by the counterparty.  In addition to the counterparty management fee and the CTA Fees, the underlying transactions executed by the commodity trading advisors may be subject to the deduction of certain prime brokerage, exchange and other related fees and charges, each of which are reflected in the transaction values, and consequently the value of the index.

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

As of December 31, 2019, the management fee embedded in swaps owned by Frontier Heritage Fund was 1.00% per annum, and the managing owner has waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded management fee is accrued on the relevant notional amount of the swap.

Based on an analysis of the management fees charged to Frontier Heritage Fund, the effective management fee rate of the Series were lower than the management fee rate otherwise payable to the Managing Owner.  The effective management fee rate for the Series was calculated for the period covered by the Form 10-K by dividing the aggregate management fees paid by such Series (whether directly to the Managing Owner, or as an embedded management fee paid to a third-party commodity trading advisor) by the aggregate assets on which such management fees were paid.  For the period ended December 31, 2019, the effective management fee rate of Frontier Heritage Fund was 2.19%, compared to a management fee payable to the Managing Owner of 2.50%. For the year ended December 31, 2019, the management and incentive fees embedded in gains (losses) from trading companies owned by Frontier Heritage Fund was $4,835.

The Frontier Heritage Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors.

Sector Attribution for the Frontier Heritage Fund

Frontier Heritage Fund Class 1 Sector Attributions
Q4 2019 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2019
YTD

Frontier Heritage Fund Class 1AP Sector Attributions
Q4 2019 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2019
YTD

Frontier Heritage Fund Class 2 Sector Attributions
Q4 2019 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2019
YTD

Frontier Heritage Fund Class 1 Major Advisors Performance
Q4 2019 and YTD
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
Aspect Capital Ltd
Brevan Howard
Welton
Winton
Q4 2019
YTD

Frontier Heritage Fund Class 1AP Major Advisors Performance
Q4 2019 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
Aspect Capital Ltd
Brevan Howard
Welton
Winton
Q4 2019
YTD

Frontier Heritage Fund Class 2 Major Advisors Performance
Q4 2019 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
Aspect Capital Ltd
Brevan Howard
Welton
Winton
Q4 2019
YTD

Two of the six sectors traded in the Frontier Heritage Fund were profitable in Q4 2019. Energies and Stock Indices were positive while Metals, Currencies, Agriculturals and Stock Indices were negative for the quarter.

Interest Rates were positive YTD while Metals, Energies, Currencies, Agriculturals and Stock Indices were negative YTD.

In terms of major CTA performance, none finished positive for the quarter, while Aspect, Brevan Howard and Welton finished the quarter negative. Aspect and Welton were positive for the year while Brevan Howard and Winton finished negative.

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

The aggregate fees embedded in a swap are provided for in the index description for the relevant swap.  In addition to the CTA Fees, each index provides for the deduction of a management fee to the counterparty for the swap.  The counterparty management fee is determined based on the management fee spread set forth in the index description, while the CTA Fees are based on a percentage of the assets managed by each trading advisor and new trading profits, respectively, and are set forth in the reports delivered to the Series by the counterparty.  In addition to the counterparty management fee and the CTA Fees, the underlying transactions executed by the commodity trading advisors may be subject to the deduction of certain prime brokerage, exchange and other related fees and charges, each of which are reflected in the transaction values, and consequently the value of the index.

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

The aggregate fees embedded in a swap are provided for in the index description for the relevant swap.  In addition to the CTA Fees, each index provides for the deduction of a management fee to the counterparty for the swap.  The counterparty management fee is determined based on the management fee spread set forth in the index description, while the CTA Fees are based on a percentage of the assets managed by each trading advisor and new trading profits, respectively, and are set forth in the reports delivered to the Series by the counterparty.  In addition to the counterparty management fee and the CTA Fees, the underlying transactions executed by the commodity trading advisors may be subject to the deduction of certain prime brokerage, exchange and other related fees and charges, each of which are reflected in the transaction values, and consequently the value of the index.

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

The aggregate fees embedded in a swap are provided for in the index description for the relevant swap.  In addition to the CTA Fees, each index provides for the deduction of a management fee to the counterparty for the swap.  The counterparty management fee is determined based on the management fee spread set forth in the index description, while the CTA Fees are based on a percentage of the assets managed by each trading advisor and new trading profits, respectively, and are set forth in the reports delivered to the Series by the counterparty.  In addition to the counterparty management fee and the CTA Fees, the underlying transactions executed by the commodity trading advisors may be subject to the deduction of certain prime brokerage, exchange and other related fees and charges, each of which are reflected in the transaction values, and consequently the value of the index.

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

The aggregate fees embedded in a swap are provided for in the index description for the relevant swap.  In addition to the CTA Fees, each index provides for the deduction of a management fee to the counterparty for the swap.  The counterparty management fee is determined based on the management fee spread set forth in the index description, while the CTA Fees are based on a percentage of the assets managed by each trading advisor and new trading profits, respectively, and are set forth in the reports delivered to the Series by the counterparty.  In addition to the counterparty management fee and the CTA Fees, the underlying transactions executed by the commodity trading advisors may be subject to the deduction of certain prime brokerage, exchange and other related fees and charges, each of which are reflected in the transaction values, and consequently the value of the index.

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

The aggregate fees embedded in a swap are provided for in the index description for the relevant swap.  In addition to the CTA Fees, each index provides for the deduction of a management fee to the counterparty for the swap.  The counterparty management fee is determined based on the management fee spread set forth in the index description, while the CTA Fees are based on a percentage of the assets managed by each trading advisor and new trading profits, respectively, and are set forth in the reports delivered to the Series by the counterparty.  In addition to the counterparty management fee and the CTA Fees, the underlying transactions executed by the commodity trading advisors may be subject to the deduction of certain prime brokerage, exchange and other related fees and charges, each of which are reflected in the transaction values, and consequently the value of the index.

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

Results of Operations for the Twelve Months Ended December 31, 2017

The returns for each Series and Class of Units for the twelve months ended December 31, 2017 can be found in our annual report on Form 10-K for the fiscal year ended December 31, 2018, located within Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Value at Risk by Market Sectors

The following tables present the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of December 31, 2019 and 2018. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

DOMESTIC EXPOSURE

Frontier Diversified Fund:

	December 31, 2019		December 31, 2018
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$6,384,583	53.21%	$5,929,185	36.69%
Currencies	-	0.00%	101,370	0.63%
Stock Indices	-	0.00%	16,344	0.10%
Metals	-	0.00%	89,625	0.55%
Agriculturals/Softs	-	0.00%	5,440	0.03%
Energy	-	0.00%	125,416	0.78%
Total:	$6,384,583	53.21%	$6,267,379	38.79%

Frontier Long/Short Commodity Fund:

	December 31, 2019		December 31, 2018
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$362,521	27.17%	$479,102	19.63%
Currencies	-	0.00%	-	0.00%
Stock Indices	-	0.00%	-	0.00%
Metals	-	0.00%	-	0.00%
Agriculturals/Softs	-	0.00%	-	0.00%
Energy	-	0.00%	-	0.00%
Total:	$362,521	27.17%	$479,102	19.63%

Frontier Masters Fund:

	December 31, 2019		December 31, 2018
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$-	0.00%	$7,031	0.13%
Currencies	-	0.00%	81,261	1.45%
Stock Indices	-	0.00%	13,101	0.23%
Metals	-	0.00%	71,846	1.28%
Agriculturals/Softs	-	0.00%	4,361	0.08%
Energy	-	0.00%	100,537	1.80%
Total:	$-	0.00%	$278,138	4.97%

Frontier Balanced Fund:

	December 31, 2019		December 31, 2018
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$11,944,754	53.10%	$10,812,090	33.95%
Currencies	1,025,862	4.56%	1,313,490	4.12%
Stock Indices	21,385	0.10%	30,105	0.09%
Metals	55,303	0.25%	225,690	0.71%
Agriculturals/Softs	28,927	0.13%	51,840	0.16%
Energy	4,115	0.02%	236,025	0.74%
Total:	$13,080,345	58.15%	$12,669,240	39.78%

Frontier Select Fund:

	December 31, 2019		December 31, 2018
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$1,400,214	49.71%	$1,432,909	37.03%
Currencies	-	0.00%	-	0.00%
Stock Indices	-	0.00%	-	0.00%
Metals	-	0.00%	-	0.00%
Agriculturals/Softs	-	0.00%	-	0.00%
Energy	-	0.00%	-	0.00%
Total:	$1,400,214	49.71%	$1,432,909	37.03%

Frontier Global Fund (Formerly Winton Fund):

	December 31, 2019		December 31, 2018
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$-	0.00%	$35,973	0.44%
Currencies	-	0.00%	415,751	5.05%
Stock Indices	-	0.00%	67,030	0.81%
Metals	-	0.00%	367,583	4.46%
Agriculturals/Softs	-	0.00%	22,311	0.27%
Energy	-	0.00%	514,373	6.24%
Total:	$-	0.00%	$1,423,021	17.28%

Frontier Heritage Fund:

	December 31, 2019		December 31, 2018
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$1,487,795	45.02%	$1,528,719	34.12%
Currencies	-	0.00%	71,471	1.59%
Stock Indices	-	0.00%	11,523	0.26%
Metals	-	0.00%	63,191	1.41%
Agriculturals/Softs	-	0.00%	3,835	0.09%
Energy	-	0.00%	88,425	1.97%
Total:	$1,487,795	45.02%	$1,767,164	39.44%

As of December 31, 2019, a portion of the assets of the Frontier Balanced Fund, Frontier Diversified Fund, Frontier Long/Short Commodity Fund, Frontier Select Fund(through its investment in an unconsolidated trading company) and Frontier Heritage Fund are invested in swap contracts (Please refer to Note 4 in the Series Financial Statements). Margin information is not available for these contracts therefore no value at risk calculations were included in the table for these investments.

Value at Risk: Foreign Markets

The following table presents the portion of trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of December 31, 2019 and 2018, on foreign markets. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

FOREIGN EXPOSURE

Frontier Diversified Fund

	December 31, 2019		December 31, 2018
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$-	0.00%	$44,942	0.28%
Currencies	-	0.00%	32,941	0.20%
Stock Indices	-	0.00%	5,300	0.03%
Metals	-	0.00%	-	0.00%
Agriculturals/Softs	-	0.00%	11,224	0.07%
Energy	-	0.00%	-	0.00%
Total:	$-	0.00%	$94,407	0.58%

Frontier Long/Short Commodity Fund

	December 31, 2019		December 31, 2018
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$-	0.00%	$-	0.00%
Currencies	-	0.00%	-	0.00%
Stock Indices	-	0.00%	-	0.00%
Metals	-	0.00%	-	0.00%
Agriculturals/Softs	-	0.00%	-	0.00%
Energy	-	0.00%	-	0.00%
Total:	$-	0.00%	$-	0.00%

Frontier Masters Fund

	December 31, 2019		December 31, 2018
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$-	0.00%	$36,027	0.64%
Currencies	-	0.00%	26,406	0.47%
Stock Indices	-	0.00%	4,249	0.08%
Metals	-	0.00%	-	0.00%
Agriculturals/Softs	-	0.00%	8,998	0.16%
Energy	-	0.00%	-	0.00%
Total:	$-	0.00%	$75,680	1.35%

Frontier Balanced Fund:

	December 31, 2019		December 31, 2018
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$13,440	0.06%	$271,796	0.85%
Currencies	-	0.00%	60,419	0.19%
Stock Indices	30,900	0.14%	25,574	0.08%
Metals	-	0.00%	-	0.00%
Agriculturals/Softs	709	0.00%	31,672	0.10%
Energy	-	0.00%	-	0.00%
Total:	$45,049	0.20%	$389,461	1.22%

Frontier Select Fund:

	December 31, 2019		December 31, 2018
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$-	0.00%	$-	0.00%
Currencies	-	0.00%	-	0.00%
Stock Indices	-	0.00%	-	0.00%
Metals	-	0.00%	-	0.00%
Agriculturals/Softs	-	0.00%	-	0.00%
Energy	-	0.00%	-	0.00%
Total:	$-	0.00%	$-	0.00%

Frontier Global Fund (Formerly Winton Fund):

	December 31, 2019		December 31, 2018
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$-	0.00%	$184,324	2.24%
Currencies	-	0.00%	135,101	1.64%
Stock Indices	-	0.00%	21,737	0.26%
Metals	-	0.00%	-	0.00%
Agriculturals/Softs	-	0.00%	46,034	0.56%
Energy	-	0.00%	-	0.00%
Total:	$-	0.00%	$387,196	4.70%

Frontier Heritage Fund:

	December 31, 2019		December 31, 2018
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$-	0.00%	$31,687	0.71%
Currencies	-	0.00%	23,225	0.52%
Stock Indices	-	0.00%	3,737	0.08%
Metals	-	0.00%	-	0.00%
Agriculturals/Softs	-	0.00%	7,914	0.18%
Energy	-	0.00%	-	0.00%
Total:	$-	0.00%	$66,562	1.49%

As of December 31, 2019, a portion of the assets of the Frontier Balanced Fund, Frontier Diversified Fund, Frontier Long/Short Commodity Fund, Frontier Select Fund(through its investment in an unconsolidated trading company) and Frontier Heritage Fund are invested in swap contracts (Please refer to Note 4 in the Series Financial Statements). Margin information is not available for these contracts therefore no value at risk calculations were included in the table for these investments.

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of December 31, 2019, by market sector.

Interest Rates

Interest rate risk is one of the principal market exposures of each Series. Interest rate movements directly affect the price of interest rate futures positions held and indirectly the value of a Trading Company’s stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact profitability. The primary interest rate exposure is to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Trading Companies and Galaxy Plus entities also may take futures positions on the government debt of smaller nations. The Managing Owner anticipates that G-7 interest rates will remain the primary market exposure of each Trading Company and Galaxy Plus entities and accordingly of each Series for the foreseeable future. The changes in interest rates which are expected to have the most effect on the Series are changes in long-term, as opposed to short-term rates. Most of the speculative positions to be held by the Trading Companies and Galaxy Plus entities will be in medium- to long-term instruments. Consequently, even a material change in short term rates is expected to have little effect on the Series if the medium- to long-term rates remain steady. Aggregate interest income from all sources, including assets held at clearing brokers, of up to 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Global Fund (Formerly Frontier Winton Fund), Frontier Select Fund and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a, Class 3a only), Frontier Masters Fund and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 20% of the total interest allocated to each Series was paid to the Managing Owner from January 1, 2017 through April 28, 2017; thereafter 100% of the interest is retained by the respective Series.

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

The Trust requires usernames and passwords in order to access its information technology systems. The Trust also uses encryption and authentication technologies designed to secure the transmission and storage of data and prevent access to Trust data or accounts. These security measures are subject to third-party security breaches, employee error, malfeasance, faulty password management, or other irregularities. To help protect investors and the Trust, the Trust monitors accounts and systems for unusual activity and may freeze accounts under suspicious circumstances.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chairman and Chief Financial Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), for the Trust and each Series as of December 31, 2019 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can only provide reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

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

Management assessed the effectiveness of the internal control over financial reporting for the Trust and each Series as of December 31, 2019, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 report entitled Internal Control-Integrated Framework.

Based on that assessment, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that the Trust did not maintain effective internal control over financial reporting as of December 31, 2019 as a result of the material weaknesses described below:

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

Scope of Exhibit 31 Certifications

The certifications of the Chief Executive Officer and Chief Financial Officer of the Managing Owner as of December 31, 2019 and as of March 30, 2020 (the date of this filing) are included as Exhibits 31.1 and 31.2, respectively, to this Form 10-K apply not only to the Trust as a whole but also to each Series individually.

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

Principals of the Managing Owner and Wakefield

The current officers and directors of the Managing Owner and Wakefield are as follows:

Patrick J. Kane (Age 52)

Chairman, Wakefield Advisors, LLC (Co-founded January 26, 2012)

Chairman and Chief Financial Officer, Frontier Fund Management LLC (Co-founded March 06, 2017)

Patrick Kane has served as Chairman of Wakefield since co-founding the firm in January 2012. The firm serves as Investment Advisor to the Wakefield family of mutual funds sponsored and launched on the Wakefield Alternative Series Trust platform, which is registered under the Investment Company Act of 1940, as amended, and organized as a Delaware statutory trust. Prior to co-founding the adviser, Mr. Kane was the head of alternative investments at Oppenheimer Asset Management until June 2011, overseeing approximately $3 billion in hedge funds and private equity investments. Mr. Kane joined Oppenheimer in 2001 as a senior member of the fund of hedge funds team. Mr. Kane has worked in the alternative investments industry since 1989. Prior to joining Oppenheimer in 2001, Mr. Kane worked for Dunbar Capital Management, a boutique fund of funds manager. Mr. Kane previously worked for Brandywine Asset Management, an alternative investment firm in Thornton, PA. At Brandywine, he was the Director of Trading, responsible for all trading on the managed futures and statistical arbitrage market-neutral equity hedge funds. Before that, he worked for Tricon Investments, an energy focused hedge fund, based in Somerset, NJ. Mr. Kane is also a member of the investment subcommittee that serves the University of Scranton endowment. Mr. Kane holds a Bachelor of Science in Accounting from the University of Scranton.

Patrick F. Hart III (Age 61)

Chief Executive Officer and President of Wakefield Advisors, LLC (Co-founded January 26, 2012)

Chief Executive Officer and President of Frontier Fund Management LLC (Co-founded March 06, 2017)

Patrick F. Hart III co-founded and is President and Chief Executive Officer of Wakefield where he has been registered as a principal and associated person since December 2012 and January 2013, respectively. He also serves as the firm’s Chief Compliance Officer. Mr. Hart has been involved in the alternative investment industry for over thirty years, having specialized in the design, implementation and management of structured hedge fund and managed futures products for private and institutional clients worldwide. Mr. Hart is also the Chief Executive Officer and President of Three Palms, LLC (est. June 2003). Further, he is founder, Chief Executive Officer and Managing Partner of Hart Financial Group, LLC and listed as a principal since August 1998.

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

Michael B. Egan II (Age 52)

Executive Vice-President, Wakefield Advisors, LLC (Since January 26, 2012)

Secretary, Frontier Fund Management LLC (Since March 6, 2017)

Michael B. Egan II has served as Executive Vice President of Wakefield since its founding in 2011. Mr. Egan brings more than 26 years of alternative investment experience with a focus on commodity trading advisor research and multi-advisor portfolio construction. As a member of Wakefield’s portfolio management team, Mr. Egan is involved in day-to-day portfolio and risk management for all of Wakefield’s funds’ offerings as well as the development and structuring of new products. In addition, Mr. Egan has also served as Research Director of Three Palms, LLC since its founding in June 2003. He also serves as President of Hart Financial Group, where he has been registered as a principal since April 2015 and associated person since May 2006. Mr. Egan was also registered as an associated person of the Commodity Trading Advisor Seven Trust Global Advisors, LLC from July 2008 through March 2011. From January 1991 through April 2009, Mr. Egan was the Director of Research for Hart Asset Management Group, Inc. (formerly Hart-Bornhoft Group, Inc.), a registered Commodity Pool Operator and Commodity Trading Advisor and was listed as a principal from December 1998 through April 2009. Mr. Egan received a Bachelor of Science Degree in Finance from Colorado State University in 1990 and he is licensed with the NFA and CFTC and holds a Series 3 certification.

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

The Trust has no directors or officers. Its affairs are managed solely by the Managing Owner, which receives compensation for its services from the Trust, as follows:

Management Fees

Each Series of Units pays to the Managing Owner a monthly management fee equal to a percentage of the notional assets of such Series allocated to Trading Companies, calculated on a daily basis. The percentage basis of the fees varies and are in line with the amounts being disclosed below. In addition, the Managing Owner receives a monthly management equal to a certain percentage of the assets in the Galaxy Plus entities attributable to such Series’ (including notional assets), calculated on a monthly basis. The management fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. The total amount of assets of a Series allocated to Trading Advisors and/or reference programs, including (i) actual funds deposited in accounts directed by the Trading Advisors or deposited as margin in respect of swaps or other derivative instruments referencing a reference program plus (ii) any notional equity allocated to the Trading Advisors and any reference programs, is referred to herein as the “notional assets” of the Series. The annual rate of the management fee is: 0.5% for the Frontier Balanced Fund Class 1 and Class 2, 0.5% for the Frontier Balanced Fund Class 1AP, Class 2a and Class 3a, 2.0% for the Frontier Global Fund (formerly Frontier Winton Fund), Frontier Long/Short Commodity Fund Class 1a, Class 2a and Class 3a and Frontier Masters Fund, 0.75% for Frontier Diversified Fund, 2.5% for the Frontier Heritage Fund and Frontier Select Fund, and 3.5% for the Frontier Long/Short Commodity Fund Class 2 and Class 3. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) and/or waive (up to the percentage specified) any such management fee to the extent any related management fee is paid by a trading company or estimated management fee is embedded in a swap or other derivative instrument. Any management fee embedded in a swap or other derivative instrument may be greater or less than the management fee that would otherwise be charged to the Series by the Managing Owner. As of the date of this report, for a Series that has invested in a swap, the Managing Owner or Trading Advisor(s) do not receive any management fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap.

As of December 31, 2019, the management fees embedded in (i) swaps owned by Frontier Diversified Fund was 1.00% per annum, (ii) swaps owned by Frontier Balanced Fund was 1.00% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 1.50% per annum, (iv) swaps owned by Frontier Select Fund was 1.00% per annum, and (v) swaps owned by Frontier Heritage Fund was 1.00% per annum of the relevant notional value of the swap. The Managing Owner has waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps.

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

Incentive Fees

Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated in the Trading Companies by such Series, monthly or quarterly. In addition, the Managing Owner receives a quarterly incentive fee of a certain percentage of new net trading profits generated in the Galaxy Plus entities that have been allocated to the Series. The incentive fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. Because the Frontier Balanced Fund, Frontier Diversified Fund, Frontier Masters Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Long/Short Commodity Fund may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Frontier Balanced Fund and the Frontier Diversified Fund and 20% for the Frontier Global Fund, Frontier Heritage Fund, Frontier Select Fund, Frontier Long/Short Commodity Fund and Frontier Masters Fund. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series. As of the date of this report, for a Series that has invested in a swap, the Managing Owner or Trading Advisor(s) do not receive any incentive fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. As of December 31, 2019, the range of incentive fees as a percentage of net new trading profits on swaps embedded in (i) swaps owned by Frontier Diversified Fund was 20-25% per annum, (ii) swaps owned by Frontier Balanced Fund was 20-25% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 25% per annum, (iv) swaps owned by Frontier Select Fund was 15% per annum, and (v) swaps owned by Frontier Heritage Fund was 15% per annum, and the Managing Owner has waived the entire incentive fee due to it from those Series in respect of such Series’ investment in swaps. These embedded incentive fees may be higher or lower in the future

Interest Income

Aggregate interest income from all sources, including U.S. Treasury Securities assets net of premiums and cash held at clearing brokers, of up to the first 2% (annualized) of average net assets less any fair market value related to swaps is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Global Fund , Frontier Select Fund, and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a and Class 3a), Frontier Masters Fund and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), thereafter 100% of the interest is retained by the respective Series.

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

The Trust has no officers or directors. Its affairs are managed solely by the Managing Owner. Set forth in the table below is information regarding the beneficial ownership of Units of the principals of the Managing Owner as of December 31, 2019:

Frontier Fund Management, LLC*:

	Units Owned	Percentage Ownership of Each Class
Frontier Balanced Fund -Class 2	397	2.19%
Frontier Balanced Fund - Class 2A	938	77.40%
Frontier Heritage Fund - Class 2	186	0.04%
Frontier Long/Short Commodity Fund - Class 2	55	0.13%
Frontier Select Fund - Class 2	287	32.87%
Frontier Winton Fund - Class 2	260	0.08%
Frontier Diversified Fund - Class 2	25	0.00%
Frontier Diversified Fund - Class 3	1,021	0.02%
Frontier Long/Short Commodity Fund - Class 2A	150	0.18%
Frontier Long/Short Commodity Fund - Class 3A	18	0.01%
Frontier Masters Fund - Class 2	150	0.02%
Frontier Masters Fund - Class 3	113	0.01%

*	The Managing Owner is required to maintain at least a 1% interest in the aggregate capital as well as in certain series, profits and losses of the Trust. The Managing Owner’s interest of $487,974 in the aggregate capital of the Trust of $48,556,593 at December 31, 2019 is 1%.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

The following table sets forth the fees billed to Frontier Fund Management LLC, the Managing Owner of the Trust, for professional services provided by Spicer Jeffries LLP and RSM US LLP, the Trust’s independent registered public accounting firm, for the years ended December 31, 2019 and 2018. In accordance with the prospectus of the Trust, the Managing Owner has agreed to pay all costs of the Trust, and the Trust therefore bears no direct obligation to its independent registered public accounting firm.

FEE CATEGORY	2019	2018
Audit Fees(1)	$188,448	$228,515
Audit-Related Fees(2)	$0	$0
Tax Fees(3)	$15,000	$0
All Other Fees(4)	$0	$0
TOTAL FEES	$203,448	$228,515

(1)	Audit Fees consist of fees for professional services rendered for the audit of the Trust’s financial statements and review of financial statements included in the Trust’s quarterly reports, as well as services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.
(2)	Audit-Related Fees consist of fees for assurance and related services by Spicer Jeffries LLP and RSM US LLP that are reasonably related to the performance of the audit or review of the Trust’s financial statements and are not reported under “Audit Fees,” above.
(3)	Tax Fees consist of fees for professional services rendered for tax compliance, tax advice and tax planning.
(4)	All Other Fees consist of any fees not otherwise reported in this table

The Managing Owner approved all the services provided by Spicer Jeffries LLP and RSM US LLP to the Trust described above. The Managing Owner has determined that the payments made to Spicer Jeffries LLP and RSM US LLP for these services during 2019 and 2018 are compatible with maintaining that firm’s independence. The Managing Owner pre-approves all audit and allowed non-audit services of the Trust’s independent registered public accounting firm, including all engagement fees and terms.

Part IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) and (2)	The response to these portions of Item 15 is submitted as a separate section of this report commencing on page F-1.

(a)(3)	Exhibits (numbered in accordance with Item 601 of Regulation S-K).

1.1	Form of selling agent Agreement among the Registrant, Frontier Fund Management, LLC and the selling agents****

1.2	Form of Amendment Agreement among the Registrant, Frontier Fund Management, LLC and the selling agents**

1.3	Form of Amendment Agreement among the Registrant, Frontier Fund Management, LLC and the selling agents***

1.4	Form of Amendment Agreement among the Registrant, Frontier Fund Management, LLC and the selling agents***

1.5	Form of Amendment Agreement among the Registrant, Frontier Fund Management, LLC and the selling agents****

1.6	Form of Amendment Agreement among the Registrant, Frontier Fund Management, LLC and the selling agents****

4.1	Restated Declaration of Trust and Second Amended and Restated Trust and Trust Agreement of the Registrant +++

4.11	First Amendment to Second Amended and Restated Trust and Trust Agreement of the Registrant++++

4.2	Form of Subscription Agreement (annexed to the Prospectus as Exhibit B)****

4.3	Form of Exchange Request (annexed to the Prospectus as Exhibit C)****

4.4	Form of Request for Redemption (annexed to the Prospectus as Exhibit D)****

4.5	Form of Request for Additional Subscription (annexed to the Prospectus as Exhibit E)****

4.6	Form of Application for Transfer of Ownership / Re-registration Form (annexed to the Prospectus as Exhibit F)****

4.7	Form of Privacy Notice (annexed to the Prospectus as Exhibit G)****

4.8	Description of Registrant’s Securities (filed herewith)

10.21	Form of Brokerage Agreement between each Trading Company and Banc of America Futures Incorporated*

10.22	Form of Brokerage Agreement between the Managing Owner, acting as agent on behalf of certain Trading Companies, and Deutsche Bank AG London**

10.23	Form of Brokerage Agreement between each Trading Company and Man Financial Inc. ***

10.24	Form of Amendment Agreement between the Managing Owner, acting as agent on behalf of certain Trading Companies, and Deutsche Bank AG London***

10.3	Form of Advisory Agreement among the Registrant, the Trading Company, Frontier Fund Management LLC, and each Trading Advisor****

10.32	Form of License Agreement among Jefferies Financial Products, LLC, Reuters America LLC, the Registrant and Frontier Fund Management LLC***

10.33	Form of License Agreement among Jefferies Financial Products, the Registrant and Frontier Fund Management LLC***

10.34	Form of Guaranty made by Jefferies Group, Inc. in favor of Frontier Trading Company VIII, LLC***

10.35	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Currency Series of the Registrant***

10.37	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Frontier Balanced Fund of the Registrant+

10.4	Form of Cash Management Agreement between Frontier Fund Management LLC and Merrill Lynch**

10.41	Form of Cash Management Agreement between Frontier Fund Management LLC and STW Fixed Income Management Ltd.***

10.5	Form of single-member limited liability company operating agreement governing each Trading Company***

10.6	Form of Platform Agreement among Galaxy Plus Fund LLC, Gemini Alternative Funds, LLC and the Trust#

10.7	Form of Fund Services Agreement between the Trust and Gemini Fund Services, LLC##

10.8	Form of Administrative Services Agreement between Gemini Hedge Fund Services, LLC and the Managing Owner###

21.1	Subsidiaries of Registrant. (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.2	Certification of Chief Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.3	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.4	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.5	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.6	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.7	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.8	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

99.1	Prospectus of Frontier Funds ++

101.INS^	XBRL Instance Document

101.SCH^	XBRL Taxonomy Extension Schema

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase

101.DEF^	XBRL Taxonomy Extension Definition Linkbase

101.LAB^	XBRL Taxonomy Extension Label Linkbase

101.PRE^	XBRL Taxonomy Extension Presentation Linkbase

*	Previously filed as like-numbered exhibit to the initial filing or the first, second, third or fourth pre-effective amendment or the first or second post-effective amendment to Registration Statement No. 333-108397 and incorporated by reference herein.

**	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first or second post-effective amendment to Registration Statement No. 333-119596 and incorporated by reference herein.

***	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first post-effective amendment to Registration Statement No. 333-129701 and incorporated by reference herein.

****	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first post-effective amendment to Registration Statement No. 333-140240 and incorporated by reference herein.

+	Previously filed as like-numbered exhibit on Form 10-Q for the period ended June 30, 2008.

++	Previously filed on May 2, 2016 pursuant to Rule 424(b)(3) of the Securities Act (File No. 333-210313).

+++	Previously filed as Exhibit 3.2 on Form 8-K, filed on December 11, 2013.

++++	Previously filed as Exhibit 4.1 on Form 8-K, filed on March 10, 2017.

#	Previously filed as Exhibit 10.1 on Form 8-K, filed on October 19, 2016.

##	Previously filed as Exhibit 10.2 on Form 8-K, filed on October 19, 2016.

###	Previously filed as Exhibit 10.3 on Form 8-K, filed on October 19, 2016.

^	Submitted electronically herewith.

INDEX TO GALAXY PLUS FUND FINANCIAL STATEMENTS (3)

Financial Report for Galaxy Plus Fund LLC	F-112

Financial Report for Galaxy Plus Fund – Aspect Master Fund (532) LLC	F-150

Financial Report for Galaxy Plus Fund – TT Master Fund (531) LLC	F-129

Financial Report for Galaxy Plus Fund – Welton Master Fund (538) LLC	F-170

(1)	These financial statements represent the consolidated financial statements of the Series of the Trust.

(2)	The Trust holds a majority of the equity interests in the various Trading Companies, which are the trading vehicles established for the various Series of Units of the Trust. In the financial statements of the Trust, Trading Companies in which a Series has a majority equity interest are consolidated by such Series, and investments in Trading Companies in which a Series does not have a controlling or majority interest are accounted for under the equity method of accounting, which approximates fair value and are carried in the statement of financial condition of such Series at fair value. In addition, financial statements of each of the unconsolidated Trading Companies are included in accordance with Rule 3-09 of Regulation S-X under the Securities Act of 1933, as amended. . Inclusion of these financial statements may or may not be required pursuant to Rule 3-09 of Regulation S-X under the Securities Act of 1933, financial statements of each consolidated Trading Company of the Trust are also included in the interest of providing a more complete presentation.

(3)	Financial statements of each of the Galaxy Plus entities are included in accordance with Rule 3-09 of Regulation S-X under the Securities Act of 1933, as amended. Inclusion of these financial statements may or may not be required pursuant to Rule 3-09 of Regulation S-X under the Securities Act of 1933, financial statements of the Galaxy Plus entities are also included in the interest of providing a more complete presentation.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders and the Executive Committee of Frontier Funds

Opinions on the Financial Statements

We have audited the accompanying statements of financial condition of Frontier Diversified Fund, Frontier Long/Short Commodity Fund, Frontier Masters Fund, Frontier Balanced Fund, Frontier Select Fund, Frontier Global Fund, Frontier Heritage Fund (collectively the “Series”) as of December 31, 2019, including the schedule of investments as of December 31, 2019, and the related statements of operations, changes in owners’ capital and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Series as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Series’ management. Our responsibility is to express an opinion on the Series’ financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Series is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Series’ internal control over financial reporting. Accordingly, we express no such opinion.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Spicer Jeffries LLP

We have served as auditor of the Frontier Funds Trust since 2019.

Denver, Colorado

March 30, 2020

The Series of Frontier Funds

Statements of Financial Condition

December 31, 2019 and December 31, 2018

Frontier Balanced Fund
	Frontier		Frontier		Frontier
	Diversified Fund		Masters Fund		Long/Short Commodity Fund
	12/31/2019	12/31/2018	12/31/2019	12/31/2018	12/31/2019	12/31/2018
ASSETS
Cash and cash equivalents	$56,263	$472,695	$25,639	$46,374	$34,272	$61,600
U.S. Treasury securities, at fair value	99,605	1,553,261	45,391	152,384	60,673	202,415

Incentive fee receivable	-	17,277	-	-	-	60,871
Swap contracts, at fair value	6,384,583	5,920,414	-	-	362,521	479,102
Investments in private investment companies, at fair value	9,305,733	11,084,463	2,198,997	4,661,327	986,757	1,729,241
Investments in unconsolidated trading companies, at fair value	24,150	1,160,910	11,005	775,088	14,711	28,163
Interest receivable	2,027	32,017	924	3,141	1,296	4,172
Receivable from related parties	11,453	-	-	-	-	-
Redemptions receivable from private investment companies	171,906	-	-	-	-	-
Other assets	5,700	-	-	-	-	-

Total Assets	$16,061,420	$20,241,037	$2,281,956	$5,638,314	$1,460,230	$2,565,564

LIABILITIES & CAPITAL

LIABILITIES
Redemptions payable	$-	$-	$-	$-	$6,585	$-
Incentive fees payable to Managing Owner	-	10,897	-	-	-	-
Management fees payable to Managing Owner	-	3,875	-	8,347	-	-
Interest payable to Managing Owner	-	-	-	-	-	-
Service fees payable to Managing Owner	3,392	4,498	204	1,750	-	51
Trading fees payable to Managing Owner	35,877	44,827	11,673	27,984	3,468	5,306
Advance on unrealized swap appreciation	4,000,000	4,000,000	-	-	115,000	115,000
Subscriptions in advance for service fee rebates	22,531	20,430	31,541	28,100	220	-
Other liabilities	-	-	499	-	667	-

Total Liabilities	4,061,800	4,084,527	43,917	66,181	125,940	120,357

CAPITAL
Managing Owner - Class 2	3,023	3,005	13,043	51,365	4,530	5,998
Managing Owner - Class 2a	-	-	-	-	7,861	20,484
Managing Owner - Class 3	115,933	172,426	9,228	20,019	-	-
Managing Owner - Class 3a	-	-	-	-	993	1,253
Limited Owner - Class 1	1,303,195	1,703,556	12,794	1,484,478	-	-
Limited Owner - Class 1a	-	-	-	-	11,447	20,051
Limited Owner - Class 2	5,597,828	7,669,749	837,765	1,241,610	36,515	78,098
Limited Owner - Class 2a	-	-	-	-	73,965	165,985
Limited Owner - Class 3	4,979,641	6,607,774	1,365,209	2,774,661	991,828	1,791,417
Limited Owner - Class 3a	-	-	-	-	207,151	361,921

Total Owners’ Capital	11,999,620	16,156,510	2,238,039	5,572,133	1,334,290	2,445,207

Non-Controlling Interests	-	-	-	-	-	-

Total Capital	11,999,620	16,156,510	2,238,039	5,572,133	1,334,290	2,445,207

Total Liabilities and Capital	$16,061,420	$20,241,037	$2,281,956	$5,638,314	$1,460,230	$2,565,564

Units Outstanding
Class 1	12,890	16,661	177	16,296	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	259	353
Class 2	46,067	63,494	9,759	12,008	503	851
Class 2a	N/A	N/A	N/A	N/A	1,557	2,803
Class 3	44,853	60,202	16,806	27,734	11,581	17,282
Class 3a	N/A	N/A	N/A	N/A	3,763	5,201

Net Asset Value per Unit
Class 1	$101.10	$102.25	$72.28	$91.10	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	$44.20	$56.80
Class 2	$121.58	$120.84	$87.18	$107.68	$81.60	$98.82
Class 2a	N/A	N/A	N/A	N/A	$52.55	$66.52
Class 3	$113.61	$112.62	$81.78	$100.77	$85.64	$103.66
Class 3a	N/A	N/A	N/A	N/A	$55.31	$69.83

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Financial Condition

December 31, 2019 and December 31, 2018

	Frontier Balanced Fund		Frontier Select Fund
	12/31/2019	12/31/2018	12/31/2019	12/31/2018
ASSETS
Cash and cash equivalents	$118,506	$37,556	$61,345	$25,072
U.S. Treasury securities, at fair value	209,799	123,409	108,603	82,386
Open trade equity, at fair value	116,184	220,659	-	-
Receivable from futures commission merchants	2,526,242	2,683,299	-	-
Swap contracts, at fair value	11,944,753	10,794,908	-	-
Investments in private investment companies, at fair value	13,809,892	22,854,326	2,184,240	3,252,075
Investments in unconsolidated trading companies, at fair value	50,867	1,744,999	505,355	523,180
Interest receivable	4,270	2,544	2,268	1,698
Redemptions receivable from private investment companies	380,111	-	-	-

Total Assets	$29,160,624	$38,461,700	$2,861,811	$3,884,411

LIABILITIES & CAPITAL

LIABILITIES
Redemptions payable	$39,059	$23,759	$6,875	$-
Management fees payable to Managing Owner	8,795	13,917	-	-
Interest payable to Managing Owner	105	1,490	-	-
Service fees payable to Managing Owner	41,635	56,791	6,906	8,575
Trading fees payable to Managing Owner	70,179	101,770	6,000	7,812
Risk analysis fees payable	8,465	9,127	-	-
Advance on unrealized swap appreciation	6,176,555	6,176,555	-	-
Subscriptions in advance for service fee rebates	319,698	258,194	16,895	11,162
Other liabilities	2,372	-	8,509	-

Total Liabilities	$6,666,863	$6,641,603	$45,185	$27,549

CAPITAL
Managing Owner - Class 2	73,748	125,021	29,831	46,368
Managing Owner - Class 2a	151,133	251,097	-	-
Limited Owner - Class 1	17,797,600	25,703,922	2,715,051	3,709,130
Limited Owner - Class 1AP	238,544	355,112	10,834	1,897
Limited Owner - Class 2	3,288,105	4,403,354	60,910	99,467
Limited Owner - Class 2a	44,048	88,076	-	-
Limited Owner - Class 3a	900,583	893,515	-	-

Total Owners’ Capital	22,493,761	31,820,097	2,816,626	3,856,862

Non-Controlling Interests	-	-	-	-

Total Capital	22,493,761	31,820,097	2,816,626	3,856,862

Total Liabilities and Capital	$29,160,624	$38,461,700	$2,861,811	$3,884,411

Units Outstanding
Class 1	151,814	218,514	40,793	51,939
Class 1AP	1,731	2,647	138	23
Class 2	18,092	25,027	873	1,348
Class 2a	1,212	2,163	N/A	N/A
Class 3a	5,611	5,718	N/A	N/A

Net Asset Value per Unit
Class 1	$117.23	$117.63	$66.56	$71.41
Class 1AP	$137.81	$134.16	$78.51	$82.48
Class 2	$185.82	$180.94	$103.94	$108.18
Class 2a	$161.04	$156.81	N/A	N/A
Class 3a	$160.50	$156.26	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Financial Condition

December 31, 2019 and December 31, 2018

	Frontier Global Fund (Formerly Frontier Winton Fund)		Frontier Heritage Fund
	12/31/2019	12/31/2018	12/31/2019	12/31/2018
ASSETS
Cash and cash equivalents	$27,532	$951,485	$44,011	$135,096
U.S. Treasury securities, at fair value	48,741	3,126,551	77,916	443,921
Incentive fee receivable	-	-	-	697
Swap contracts, at fair value	-	-	2,888,008	2,955,444
Investments in private investment companies, at fair value	5,022,967	-	2,259,678	2,167,879
Investments in unconsolidated trading companies, at fair value	11,818	4,292,075	18,891	726,686
Interest receivable	992	64,446	1,586	9,150

Total Assets	$5,112,050	$8,434,557	$5,290,090	$6,438,873

LIABILITIES & CAPITAL

LIABILITIES

Redemptions payable	$71,379	$-	$9,735	$-
Management fees payable to Managing Owner	-	42,705	-	9,201
Interest payable to Managing Owner	56	8,124	166	1,238
Service fees payable to Managing Owner	11,263	17,803	5,362	6,684
Trading fees payable to Managing Owner	22,540	24,353	11,170	10,189
Advance on unrealized swap appreciation	-	-	1,900,000	1,900,000
Subscriptions in advance for service fee rebates	150,025	133,281	57,132	46,159
Other liabilities	8,543	-	1,488	-

Total Liabilities	263,806	226,266	1,985,053	1,973,471

CAPITAL
Managing Owner - Class 2	50,058	107,598	28,593	46,961
Limited Owner - Class 1	4,471,980	7,755,444	2,295,623	3,331,725
Limited Owner - Class 1AP	33,047	32,082	8,333	1,006
Limited Owner - Class 2	293,159	313,167	493,464	573,992

Total Owners’ Capital	4,848,244	8,208,291	2,826,013	3,953,684

Non-Controlling Interests	-	-	479,024	511,718

Total Capital	4,848,244	8,208,291	3,305,037	4,465,402

Total Liabilities and Capital	$5,112,050	$8,434,557	$5,290,090	$6,438,873

Units Outstanding
Class 1	34,003	58,946	23,536	33,374
Class 1AP	214	214	73	9
Class 2	1,780	2,248	3,399	4,071

Net Asset Value per Unit
Class 1	$131.52	$131.57	$97.54	$99.83
Class 1AP	$154.43	$149.92	$114.15	$111.78
Class 2	$192.82	$187.17	$153.59	$152.53

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

December 31, 2019

Frontier Diversified Fund	Frontier Masters Fund	Frontier Long/Short Commodity Fund
Description	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
SWAPS (1)
Frontier XXXV Diversified select swap (U.S.)	$6,384,583	53.21%	$-	-	$-	-
Frontier XXXVII L/S select swap (U.S.)	-	-	-	-	362,521	27.17%
Total Swaps	$6,384,583	53.21%	$-	-	$362,521	27.17%

PRIVATE INVESTMENT COMPANIES (3)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	$494,968	4.12%	$210,013	9.38%	$111,013	8.32%
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	1,267,090	10.56%	-	-	-	-
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	2,031,482	16.93%	-	-	-	-
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	1,460,173	12.17%	-	-	-	-
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	499,551	4.16%	-	0.00%	-	0.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	1,827,263	15.23%	1,049,575	46.90%	-	-
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	1,549,720	12.91%	466,988	20.87%	343,834	25.77%
Galaxy Plus Fund - TT Feeder Fund (531) LLC	-	0.00%	472,421	21.11%	-	0.00%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	175,486	1.46%	-	0.00%	531,910	39.86%
Total Private Investment Companies	$9,305,733	77.54%	$2,198,997	98.26%	$986,757	73.95%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (3)
Frontier Trading Company XXXVIII, LLC	$24,150	0.20%	$11,005	0.49%	$14,711	1.10%
Total Investment in Unconsolidated Trading Companies	$24,150	0.20%	$11,005	0.49%	$14,711	1.10%

U.S. TREASURY SECURITIES (2)
FACE VALUE	Fair Value	Fair Value	Fair Value

$510,000	US Treasury Note 6.875% due 08/15/2025 (Cost $652,026)	$99,605	0.83%	$45,391	2.03%	$60,673	4.55%
$99,605	0.83%	$45,391	2.03%	$60,673	4.55%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value	Face Value

US Treasury Note 6.875% due 08/15/2025 (2)	$78,065	$35,575	$47,552
$78,065	$35,575	$47,552

Additional Disclosure on U.S. Treasury Securities	Cost	Cost	Cost

US Treasury Note 6.875% due 08/15/2025 (2)	$99,804	$45,482	$60,794
$99,804	$45,482	$60,794

(1)	See Note 4 to the Financial Statements.
(2)	See Note 2 to the Financial Statements.
(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

December 31, 2019

Frontier	Frontier
Balanced Fund	Select Fund
Description	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS*
Various agriculture futures contracts (U.S.)	$22,437	0.10%	$-	0.00%
Various base metals futures contracts (U.S.)	(3,344)	-0.01%	-	0.00%
Various energy futures contracts (U.S.)	(735)	0.00%	-	0.00%
Various interest rates futures contracts (Europe)	(2,763)	-0.01%	-	0.00%
Various precious metal futures contracts (U.S.)	45,590	0.20%	-	0.00%
Various soft futures contracts (Far East)	709	0.00%	-	0.00%
Various soft futures contracts (U.S.)	1,740	0.01%	-	0.00%
Various stock index futures contracts (Europe)	(2,506)	-0.01%	-	0.00%
Various stock index futures contracts (Far East)	(7,157)	-0.03%	-	0.00%
Various stock index futures contracts (Oceanic)	(21,237)	-0.09%	-	0.00%
Various stock index futures contracts (U.S.)	21,385	0.10%	-	0.00%
Total Long Futures Contracts	$54,119	0.25%	$-	0.00%
SHORT FUTURES CONTRACTS*
Various agriculture futures contracts (U.S.)	$(1,410)	-0.01%	$-	0.00%
Various base metals futures contracts (U.S.)	(6,369)	-0.03%	-	0.00%
Various energy futures contracts (U.S.)	3,380	0.02%	-	0.00%
Various interest rates futures contracts (Europe)	9,573	0.04%	-	0.00%
Various interest rates futures contracts (Far East)	1,104	0.00%	-	0.00%
Various soft futures contracts (U.S.)	(3,340)	-0.01%	-	0.00%
Total Short Futures Contracts	$2,938	0.00%	$-	0.00%
CURRENCY FORWARDS*
Various currency forwards contracts (NA)	$59,127	0.26%	$-	0.00%
Total Currency Forwards	$59,127	0.26%	$-	0.00%
Total Open Trade Equity (Deficit)	$116,184	0.52%	$-	0.00%
SWAP (1)
Frontier XXXIV Balanced select swap (U.S.)	$11,944,753	53.10%	$-	-
Total Swap	$11,944,753	53.10%	$-	-

PRIVATE INVESTMENT COMPANIES (3)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	$668,428	2.97%	$-	0.00%
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	1,913,873	8.51%	-	0.00%
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	2,589,148	11.51%	-	0.00%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	2,556,118	11.36%	-	0.00%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	533,194	2.37%	-	0.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	2,679,197	11.91%	-	0.00%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	2,583,294	11.48%	835,386	29.66%
Galaxy Plus Fund - TT Feeder Fund (531) LLC	-	0.00%	1,348,854	47.89%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	286,640	1.27%	-	0.00%
Total Private Investment Companies	$13,809,892	61.39%	$2,184,240	77.55%

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
Frontier Trading Company XXXVIII, LLC	$50,867	0.23%	$26,331	0.93%
Frontier Trading Company XXXIX, LLC	-	-	479,024	17.01%
Total Investment in Unconsolidated Trading Companies	$50,867	0.23%	$505,355	17.94%

U.S. TREASURY SECURITIES (2)
FACE VALUE	Fair Value	Fair Value

$510,000	US Treasury Note 6.875% due 08/15/2025 (Cost $652,026)	$209,799	0.93%	$108,603	3.86%
$209,799	0.93%	$108,603	3.86%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value

US Treasury Note 6.875% due 08/15/2025 (2)	$164,427	$85,116
$164,427	$85,116

Additional Disclosure on U.S. Treasury Securities	Cost	Cost

US Treasury Note 6.875% due 08/15/2025 (2)	$210,217	$108,820
$210,217	$108,820

*	Except for those items disclosed, no individual futures, or forwards position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Note 4 to the Financial Statements.
(2)	See Note 2 to the Financial Statements.
(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

December 31, 2019

Frontier Global Fund (Formerly Winton Fund)	Frontier Heritage Fund
Description	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
SWAP (1)
Frontier Brevan Howard swap (U.S.)	$-	-	$2,888,008	18.14%
Total Swap	$-	-	$2,888,008	18.14%

PRIVATE INVESTMENT COMPANIES (3)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	$-	-	$786,246	23.79%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	5,022,967	103.60%	1,473,432	44.58%
Total Private Investment Companies	$5,022,967	103.60%	$2,259,678	68.37%

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
Frontier Trading Company XXXVIII, LLC	$11,818	0.24%	$18,891	0.57%
Total Investment in Unconsolidated Trading Companies	$11,818	0.24%	$18,891	0.57%

U.S. TREASURY SECURITIES (2)
FACE VALUE	Fair Value	Fair Value

$510,000	US Treasury Note 6.875% due 08/15/2025 (Cost $652,026)	$48,741	1.01%	$77,916	2.36%
$48,741	1.01%	$77,916	2.36%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value

US Treasury Note 6.875% due 08/15/2025 (2)	$38,200	$61,065
$38,200	$61,065

Additional Disclosure on U.S. Treasury Securities	Cost	Cost

US Treasury Note 6.875% due 08/15/2025 (2)	$48,838	$78,071
$48,838	$78,071

*	Except for those items disclosed, no individual futures, or forwards contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Note 4 to the Financial Statements.
(2)	See Note 2 to the Financial Statements.
(3)	See Note 5 to the Financial Statements.

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

The Series of Frontier Funds

Condensed Schedule of Investments

December 31, 2018

Frontier	Frontier
Winton Fund	Heritage Fund
Description	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
SWAP (1)
Frontier Brevan Howard swap (U.S.)	$-	-	$2,955,444	66.19%
Total Swap	$-	-	$2,955,444	66.19%

PRIVATE INVESTMENT COMPANIES (3)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	$-	-	$2,167,879	48.55%
Total Private Investment Companies	$-	-	$2,167,879	48.55%

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
Frontier Trading Company II, LLC	$3,857,075	46.99%	$664,923	14.89%
Frontier Trading Company XXXVIII, LLC	435,000	5.30%	61,763	1.38%
Total Investment in Unconsolidated Trading Companies	$4,292,075	52.29%	$726,686	16.27%

U.S. TREASURY SECURITIES (2)
FACE VALUE	Fair Value	Fair Value

$4,512,000	US Treasury Note 6.875% due 08/15/2025 (Cost $5,589,456)	$3,126,551	38.09%	$443,921	9.94%
$3,126,551	38.09%	$443,921	9.94%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value

US Treasury Note 6.875% due 08/15/2025 (2)	$2,481,736	$352,367
$2,481,736	$352,367

Additional Disclosure on U.S. Treasury Securities	Cost	Cost

US Treasury Note 6.875% due 08/15/2025 (2)	$3,074,369	$436,512
$3,074,369	$436,512

*	Except for those items disclosed, no individual futures, or forwards contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Note 4 to the Financial Statements.
(2)	See Note 2 to the Financial Statements.
(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Operations

For the Years Ended December 31, 2019, 2018, 2017

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	12/31/2019	12/31/2018	12/31/2017	12/31/2019	12/31/2018	12/31/2017	12/31/2019	12/31/2018	12/31/2017

Investment income:
Interest - net	$19,354	$35,454	$97,701	$4,656	$23,657	$79,881	$2,018	$12,648	$-

Total Income	19,354	35,454	97,701	4,656	23,657	79,881	2,018	12,648	-

Expenses:
Incentive Fees (rebate)	-	(4,499)	(50,661)	-	-	-	-	(3,789)	(57,082)
Management Fees	2,668	44,289	69,478	7,665	108,413	184,365	-	-	-
Service Fees	44,726	58,473	132,465	11,635	49,049	89,344	562	1,653	13,672
Trading Fees	493,585	591,665	1,347,386	213,153	420,391	672,227	54,334	82,890	234,923
Other Fees	-	16,404	-	-	27,336	-	-	1,594	-

Total Expenses	540,979	706,332	1,498,668	232,453	605,189	945,936	54,896	82,348	191,513

Investment (loss) - net	(521,625)	(670,878)	(1,400,967)	(227,797)	(581,532)	(866,055)	(52,878)	(69,700)	(191,513)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	-	-	-	-	-	-	-	-	-
Net unrealized gain/(loss) on private investment companies	907,504	(2,307,071)	812,254	(162,637)	(1,197,207)	794,590	198,426	(403,889)	(246,722)
Net realized gain/(loss) on private investment companies	(730,551)	278,882	1,870,541	(159,651)	(75,683)	482,146	(428,509)	(240,941)	(106,289)
Net change in open trade equity/(deficit)	-	-	-	-	-	-	-	-	-
Net unrealized gain/(loss) on swap contracts	464,169	643,941	(47,375)	-	-	-	(116,581)	82,063	26,621
Net realized gain/(loss) on U.S. Treasury securities	14,359	(51,245)	65,391	15,346	(45,198)	88,761	977	(40,742)	21,587
Net unrealized gain/(loss) on U.S. Treasury securities	(19,045)	33,137	152,150	(9,501)	(15,571)	(70,651)	2,447	14,319	(10,631)
Trading commissions	-	-	-	-	-	-	-	-	-
Change in fair value of investments in unconsolidated trading companies	(84,431)	(126,992)	160,009	(67,029)	(179,768)	(217,851)	35	(18,068)	83,337

Net gain/(loss) on investments	552,005	(1,529,348)	3,012,970	(383,472)	(1,513,427)	1,076,995	(343,205)	(607,258)	(232,097)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	30,380	(2,200,226)	1,612,003	(611,269)	(2,094,959)	210,940	(396,083)	(676,958)	(423,610)

Less: Operations attributable to non-controlling interests	-	-	-	-	-	-	-	-	-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$30,380	$(2,200,226)	$1,612,003	$(611,269)	$(2,094,959)	$210,940	$(396,083)	$(676,958)	$(423,610)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(1.15)	$(14.16)	$(0.02)	$(18.82)	$(23.64)	$1.94	N/A	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	N/A	N/A	$(12.60)	$(24.55)	$(11.43)
Class 2	$0.74	$(14.35)	$2.25	$(20.49)	$(25.59)	$4.49	$(17.22)	$(16.99)	$(13.75)
Class 2a	N/A	N/A	N/A	N/A	N/A	N/A	$(13.97)	$(27.07)	$(12.08)
Class 3	$0.98	$(13.06)	$2.41	$(18.98)	$(23.63)	$4.51	$(18.02)	$(17.84)	$(9.30)
Class 3a	N/A	N/A	N/A	N/A	N/A	N/A	$(14.51)	$(28.16)	$(9.51)

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds

Statements of Operations

For the Years Ended December 31, 2019, 2018, 2017

	Frontier Balanced Fund			Frontier Select Fund
	12/31/2019	12/31/2018	12/31/2017	12/31/2019	12/31/2018	12/31/2017

Investment income:
Interest - net	$46,019	$38,298	$22,063	$(5)	$-	$-

Total Income/(loss)	46,019	38,298	22,063	(5)	-	-

Expenses:
Incentive Fees (rebate)	-	145,134	40,189	-	-	-
Management Fees	22,377	77,495	107,368	-	-	84,734
Service Fees	606,359	920,570	1,409,337	102,692	132,408	220,938
Risk analysis Fees	5,576	8,738	10,265	-	-	9,681
Trading Fees	972,678	1,378,226	2,058,870	85,589	117,056	176,459
Other Fees	-	29,045	-	-	5,384	-

Total Expenses	1,606,990	2,559,208	3,626,029	188,281	254,848	491,812

Investment (loss) - net	(1,560,971)	(2,520,910)	(3,603,966)	(188,286)	(254,848)	(491,812)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	135,527	(376,937)	(381,817)	-	-	(148,184)
Net unrealized gain/(loss) on private investment companies	1,457,718	(4,729,444)	270,252	(149,095)	(919,512)	456,301
Net realized gain/(loss) on private investment companies	(921,909)	774,004	4,398,507	170,272	(26,405)	(41,515)
Net change in open trade equity/(deficit)	(133,881)	14,335	(56,728)	-	-	(642,494)
Net unrealized gain/(loss) on swap contracts	1,149,846	1,453,948	(84,491)	-	-	-
Net realized gain/(loss) on U.S. Treasury securities	12,809	(57,886)	76,560	(397)	(13,509)	31,037
Net unrealized gain/(loss) on U.S. Treasury securities	1,058	(13,623)	149,968	3,636	(14,160)	(6,069)
Trading commissions	(33,456)	(61,387)	(68,711)	-	-	(42,000)
Change in fair value of investments in unconsolidated trading companies	(140,530)	(286,285)	601,398	(31,555)	(75,342)	(294,076)

Net gain/(loss) on investments	1,527,182	(3,283,275)	4,904,938	(7,139)	(1,048,928)	(687,000)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(33,789)	(5,804,185)	1,300,972	(195,425)	(1,303,776)	(1,178,812)

Less: Operations attributable to non-controlling interests	-	-	-	-	-	(469,078)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(33,789)	$(5,804,185)	$1,300,972	$(195,425)	$(1,303,776)	$(709,734)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(0.40)	$(18.33)	$1.17	$(4.86)	$(18.86)	$(3.79)
Class 1AP	$3.65	$(16.40)	$5.59	$(3.97)	$(17.54)	$(1.14)
Class 2	$4.88	$(21.96)	$7.91	$(4.24)	$(24.55)	$(1.52)
Class 2a	$4.23	$(18.96)	$6.72	N/A	N/A	N/A
Class 3a	$4.24	$(18.92)	$6.69	N/A	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds

Statements of Operations

For the Years Ended December 31, 2019, 2018, 2017

	Frontier Global Fund (Formerly Frontier Winton Fund)			Frontier Heritage Fund
	12/31/2019	12/31/2018	12/31/2017	12/31/2019	12/31/2018	12/31/2017

Investment income:
Interest - net	$(2)	$316	$55,833	$(6)	$-	$1,430

Total Income	(2)	316	55,833	(6)	-	1,430

Expenses:
Incentive Fees (rebate)	-	-	(75,099)	-	697	(4,603)
Management Fees	38,679	487,698	877,626	7,289	120,602	193,000
Service Fees	177,833	318,897	465,225	84,518	123,257	182,048
Risk analysis Fees	-	-	117,961	-	-	-
Trading Fees	278,497	307,053	565,481	118,979	142,735	191,996
Other	-	29,844	-	-	16,035	-

Total Expenses	495,009	1,143,492	1,951,194	210,786	403,326	562,441

Investment (loss) - net	(495,011)	(1,143,176)	(1,895,361)	(210,792)	(403,326)	(562,441)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	-	-	4,430,276	-	-	-
Net unrealized gain/(loss) on private investment companies	1,144,682	-	(922,290)	430,724	(306,862)	-
Net realized gain/(loss) on private investment companies	(168,651)	-	-	(146,186)	(125,458)	206,064
Net change in open trade equity/(deficit)	-	-	-	-	-	2,795
Net unrealized gain/(loss) on swap contracts	-	-	-	(67,435)	(138,924)	(297,047)
Net realized gain/(loss) on U.S. Treasury securities	13,736	(301,015)	351,189	3,162	(47,081)	52,025
Net unrealized gain/(loss) on U.S. Treasury securities	(19,535)	168,599	(410,408)	1,244	18,865	11,162
Trading commissions	-	-	(72,185)	-	-	-
Change in fair value of investments in unconsolidated trading companies	(353,149)	(876,164)	350,346	(63,386)	(101,748)	333,988

Net gain/(loss) on investments	617,083	(1,008,580)	3,726,928	158,123	(701,208)	308,987

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	122,072	(2,151,756)	1,831,567	(52,669)	(1,104,534)	(253,454)

Less: Operations attributable to non-controlling interests	-	-	1,570,365	(32,695)	(67,355)	(144,019)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$122,072	$(2,151,756)	$261,202	$(19,974)	$(1,037,179)	$(109,435)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(0.05)	$(27.51)	$4.56	$(2.29)	$(21.36)	$1.61
Class 1AP	$4.51	$(26.52)	$10.27	$2.37	$(22.50)	$5.68
Class 2	$5.65	$(29.33)	$5.52	$1.06	$(27.17)	$7.60

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2019, 2018, 2017

	Frontier Diversified Fund
	Class 1	Class 2	Class 2	Class 3	Class 3
	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total

Owners’ Capital, December 31, 2016	$5,189,420	$460,196	$37,771,385	$33,899	$13,016,491	-	$56,471,391

Sale of Units	3,063	-	599,571	182,372	-	-	785,006
Redemption of Units	(1,682,241)	(464,612)	(30,088,881)	-	(5,165,979)	-	(37,401,713)
Transfer of Units In(Out)	(1,174,984)	-	-	-	1,174,984	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(3,036)	7,777	1,347,310	(3,107)	263,059	-	1,612,003

Owners’ Capital, December 31, 2017	$2,332,222	$3,361	$9,629,385	$213,164	$9,288,555	$-	$21,466,687

Sale of Units	-	-	-	-	-	-	-
Redemption of Units	(354,496)	-	(988,936)	(19,000)	(1,747,519)	-	(3,109,951)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(274,170)	(356)	(970,700)	(21,738)	(933,262)	-	(2,200,226)

Owners’ Capital, December 31, 2018	$1,703,556	$3,005	$7,669,749	$172,426	$6,607,774	$-	$16,156,510

Sale of Units					-		-
Redemption of Units	(269,710)	-	(2,063,288)	(57,500)	(1,796,772)		(4,187,270)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(130,651)	18	(8,633)	1,007	168,639	-	30,380

Owners’ Capital, December 31, 2019	$1,303,195	$3,023	$5,597,828	$115,933	$4,979,641	$-	$11,999,620

Owners’ Capital - Units, December 31, 2016	44,569	3,462	284,124	275	105,594

Sale of Units (including transfers)	26	-	4,572	1,421	8,264
Redemption of Units (including transfers)	(24,561)	(3,437)	(217,468)	-	(39,953)

Owners’ Capital - Units, December 31, 2017	20,035	25	71,229	1,696	73,905

Sale of Units (including transfers)	-	-	-	-	-
Redemption of Units (including transfers)	(3,374)	-	(7,760)	(165)	(15,234)

Owners’ Capital - Units, December 31, 2018	16,661	25	63,469	1,531	58,671

Sale of Units (including transfers)				-	-
Redemption of Units (including transfers)	(3,771)	-	(17,427)	(511)	(14,839)

Owners’ Capital - Units, December 31, 2019	12,890	25	46,042	1,021	43,832

Net asset value per unit at December 31, 2016	116.43		132.94		123.27

Change in net asset value per unit for the year ended December 31, 2017	(0.02)		2.25		2.41

Net asset value per unit at December 31, 2017	116.41		135.19		125.68

Change in net asset value per unit for the year ended December 31, 2018	(14.16)		(14.35)		(13.06)

Net asset value per unit at December 31, 2018	$102.25		$120.84		$112.62

Change in net asset value per unit for the year ended December 31, 2019	(1.15)		0.74		0.98

Net asset value per unit at December 31, 2019	$101.10		$121.58		$113.61

(1) Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2019, 2018, 2017

	Frontier Masters Fund
	Class 1	Class 2	Class 2	Class 3	Class 3
	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total

Owners’ Capital, December 31, 2016	$5,361,626	$336,691	$5,320,871	$32,970	$6,117,149	-	$17,169,307

Sale of Units	2,610	-	65,000	-	-	-	67,610
Redemption of Units	(858,657)	(227,040)	(2,033,381)	-	(2,371,639)	-	(5,490,717)
Transfer of Units In(Out)	(1,571,804)	-	-	-	1,571,804	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(20,233)	(22,307)	98,766	1,239	153,475	-	210,940

Owners’ Capital, December 31, 2017	$2,913,542	$87,344	$3,451,256	$34,209	$5,470,789	-	$11,957,140

Sale of Units	-	-	-	-	-	-	-
Redemption of Units	(882,110)	(20,000)	(1,614,113)	(8,000)	(1,765,825)	-	(4,290,048)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(546,954)	(15,979)	(595,533)	(6,190)	(930,303)	-	(2,094,959)

Owners’ Capital, December 31, 2018	$1,484,478	$51,365	$1,241,610	$20,019	$2,774,661	$-	$5,572,133

Sale of Units
Redemption of Units	(1,450,004)	(33,750)	(198,224)	(8,000)	(1,032,846)		(2,722,825)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(21,680)	(4,572)	(205,621)	(2,791)	(376,606)	-	(611,269)

Owners’ Capital, December 31, 2019	$12,794	$13,043	$837,765	$9,228	$1,365,209		$2,238,039

Owners’ Capital - Units, December 31, 2016	47,530	2,615	41,318	275	51,022

Sale of Units (including transfers)	23	-	505	-	13,399
Redemption of Units (including transfers)	(22,159)	(1,960)	(15,925)	-	(20,442)

Owners’ Capital - Units, December 31, 2017	25,393	655	25,898	275	43,979

Sale of Units (including transfers)	-	-	-	-	-
Redemption of Units (including transfers)	(9,097)	(178)	(14,366)	(76)	(16,442)

Owners’ Capital - Units, December 31, 2018	16,296	477	11,532	199	27,537

Sale of Units (including transfers)
Redemption of Units (including transfers)	(16,119)	(327)	(1,922)	(86)	(10,844)

Owners’ Capital - Units, December 31, 2019	177	149	9,610	113	16,693

Net asset value per unit at December 31, 2016	112.80		128.78		119.89

Change in net asset value per unit for the year ended December 31, 2017	1.94		4.49		4.51

Net asset value per unit at December 31, 2017	$114.74		$133.27		$124.40

Change in net asset value per unit for the year ended December 31, 2018	(23.64)		(25.59)		(23.63)

Net asset value per unit at December 31, 2018	$91.10		$107.68		$100.77

Change in net asset value per unit for the year ended December 31, 2019	(18.82)		(20.50)		(18.99)

Net asset value per unit at December 31, 2019	$72.28		$87.18		$81.78

(2) Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2019, 2018, 2017

	Frontier Long/Short Commodity Fund
	Class 2		Class 3	Class 1a	Class 2a		Class 3a		Non-
	Managing Owner	Limited Owners	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2016	$299,889	$508,474	$4,405,863	$1,913,595	$234,742	$728,453	$11,715	$1,162,796	-	$9,265,527

Sale of Units	-	-	-	-	-	-	-	-	-	-
Redemption of Units	(266,500)	(254,592)	(1,738,353)	(751,844)	(210,852)	(255,931)	(10,565)	(1,099,228)	-	(4,587,865)
Transfer of Units In(Out)	-	-	-	(1,051,248)	-	-	-	1,051,248	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(21,390)	(6,981)	(194,516)	(2,884)	10,222	(63,990)	609	(144,680)	-	(423,610)

Owners’ Capital, December 31, 2017	$11,999	$246,901	$2,472,994	$107,619	$34,112	$408,532	$1,759	$970,136	$-	$4,254,052

Redemption of Units	(4,500)	(147,466)	(344,963)	(79,178)	(4,501)	(151,758)	-	(399,521)	-	(1,131,887)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(1,501)	(21,337)	(336,614)	(8,390)	(9,127)	(90,789)	(506)	(208,694)	-	(676,958)

Owners’ Capital, December 31, 2018	$5,998	$78,098	$1,791,417	$20,051	$20,484	$165,985	$1,253	$361,921	$-	$2,445,207

Redemption of Units	(500)	(32,587)	(519,520)	(4,858)	(9,000)	(62,516)		(85,853)	-	(714,834)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(968)	(8,996)	(280,069)	(3,746)	(3,623)	(29,504)	(260)	(68,917)	-	(396,083)

Owners’ Capital, December 31, 2019	$4,530	$36,515	$991,828	$11,447	$7,861	$73,965	$993	$207,151	$-	$1,334,290

Owners’ Capital - Units, December 31, 2016	2,316	3,924	33,685	20,628	2,222	6,893	109	10,816

Sale of Units (including transfers)	-	-	-	-	-	-	-	8,513
Redemption of Units (including transfers)	(2,212)	(1,793)	(13,330)	(19,305)	(1,858)	(2,527)	(91)	(9,429)

Owners’ Capital - Units, December 31, 2017	104	2,131	20,355	1,323	364	4,366	18	9,900

Sale of Units (including transfers)	-	-	-	-	-	-	-	-
Redemption of Units (including transfers)	(43)	(1,341)	(3,072)	(971)	(57)	(1,871)	-	(4,720)

Owners’ Capital - Units, December 31, 2018	61	790	17,283	352	307	2,495	18	5,180

Sale of Units (including transfers)
Redemption of Units (including transfers)	(5)	(343)	(5,702)	(93)	(158)	(1,086)	-	(1,435)

Owners’ Capital - Units, December 31, 2019	56	447	11,581	259	149	1,408	18	3,745

Change in net asset value per unit for the year ended December 31, 2016		(2.54)	(1.34)	(1.98)		(0.52)		0.64

Net asset value per unit at December 31, 2016		129.56	130.80	92.78		105.67		107.50		-

Change in net asset value per unit for the year ended December 31, 2017		(13.75)	(9.30)	(11.43)		(12.08)		(9.51)

Net asset value per unit at December 31, 2017		115.81	121.50	81.35		93.59		97.99

Change in net asset value per unit for the year ended December 31, 2018		(16.99)	(17.84)	(24.55)		(27.07)		(28.16)

Net asset value per unit at December 31, 2018		$98.82	$103.66	$56.80		$66.52		$69.83

Change in net asset value per unit for the year ended December 31, 2019		(17.22)	(18.02)	(12.60)		(13.97)		(14.52)

Net asset value per unit at December 31, 2019		$81.60	$85.64	$44.20		$52.55		$55.31

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2019, 2018, 2017

	Frontier Balanced Fund
	Class 1	Class 1AP	Class 2		Class 2a		Class 3a	Non-
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2016	56,955,371	677,181	530,387	21,871,170	209,112	307,144	1,749,006	-	82,299,371

Sale of Units	34,027	-		4,937	123,835	-	-	-	162,799
Redemption of Units	(18,642,950)	(100,517)	(401,984)	(15,828,193)	(4,000)	(123,043)	(430,276)	-	(35,530,963)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	397,555	24,583	19,485	781,225	9,708	7,175	61,241	-	1,300,972

Owners’ Capital, December 31, 2017	$38,744,003	$601,247	$147,888	$6,829,139	$338,655	$191,276	$1,379,971	$-	$48,232,179

Redemption of Units (including transfers)	(8,236,418)	(178,400)	(7,000)	(1,737,916)	(52,000)	(90,924)	(351,542)	-	(10,654,200)
Payment made by the Managing Owner	32,070	32	-	13,964	-	100	137	-	46,303
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(4,835,733)	(67,767)	(15,867)	(701,833)	(35,558)	(12,376)	(135,051)	-	(5,804,185)

Owners’ Capital, December 31, 2018	$25,703,922	$355,112	$125,021	$4,403,354	$251,097	$88,076	$893,515	$-	$31,820,097

Sale of Units (including transfers)	-	-		-	-	-	-	-	-
Redemption of Units (including transfers)	(7,737,266)	(122,927)	(53,000)	(1,238,298)	(78,594)	(45,814)	(16,647)		(9,292,547)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(169,056)	6,359	1,727	123,049	(21,370)	1,786	23,715	-	(33,789)

Owners’ Capital, December 31, 2019	$17,797,600	$238,544	$73,748	$3,288,105	$151,133	$44,048	$900,583	$-	$22,493,761

Owners’ Capital - Units, December 31, 2016	422,530	4,671	2,720	112,166	1,237	1,817	10,380

Sale of Units (including transfers)	255	-	-	25	712	-	-
Redemption of Units (including transfers)	(137,829)	(678)	(1,991)	(78,534)	(23)	(728)	(2,503)

Owners’ Capital - Units, December 31, 2017	284,956	3,993	729	33,657	1,926	1,089	7,877

Redemption of Units (including transfers)	(66,442)	(1,346)	(38)	(9,321)	(325)	(527)	(2,159)

Owners’ Capital - Units, December 31, 2018	218,514	2,643	691	24,294	1,601	562	5,718

Redemption of Units (including transfers)	(66,700)	(912)	(294)	(6,599)	(663)	(288)	(107)

Owners’ Capital - Units, December 31, 2019	151,814	1,731	397	17,695	938	274	5,611

Net asset value per unit at December 31, 2016	134.80	144.97		194.99		169.05	168.49

Change in net asset value per unit for the year ended December 31, 2017	1.17	5.59		7.91		6.72	6.69

Net asset value per unit at December 31, 2017	135.96	150.56		202.90		175.77	175.18

Change in net asset value per unit for the year ended December 31, 2018	(18.33)	(16.40)		(21.96)		(18.96)	(18.92)

Net asset value per unit at December 31, 2018	$117.63	$134.16		$180.94		$156.81	$156.26

Change in net asset value per unit for the year ended December 31, 2019	(0.40)	3.65		4.88		4.23	4.24

Net asset value per unit at December 31, 2019	$117.23	$137.81		$185.82		$161.04	$160.50

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2019, 2018, 2017

	Frontier Select Fund
	Class 1	Class 1AP	Class 2
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total

Owners’ Capital, December 31, 2016	$10,540,702	$29,897	$9,397	$1,402,043	$4,107,816	$16,089,855

Sale of Units	1,467	-	98,345	-	-	99,812
Redemption of Units	(4,000,256)	(6,074)	(34,300)	(529,559)	-	(4,570,189)
Change in control of ownership - Trading Companies	-	-	-	-	(3,638,738)	(3,638,738)
Operations attributable to non-controlling interests	-	-	-	-	(469,078)	(469,078)
Payment made by Related Party	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(628,933)	(469)	(3,147)	(77,185)	-	(709,734)

Owners’ Capital, December 31, 2017	$5,912,980	$23,354	$70,295	$795,299	$-	$6,801,928

Payment made by Related Party	-	-	-	-		-
Redemption of Units	(1,052,680)	(18,274)	(11,000)	(559,336)	-	(1,641,290)
Change in control of ownership - Trading Companies	-	-	-	-	-	-
Operations attributable to non-controlling interests	-	-	-	-	-	-
Transfer of Units In(Out)	(1,232)	1,232	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(1,149,938)	(4,415)	(12,927)	(136,496)	-	(1,303,776)

Owners’ Capital, December 31, 2018	$3,709,130	$1,897	$46,368	$99,467	$-	$3,856,862

Payment made by Related Party
Redemption of Units	(795,619)	-	(15,000)	(34,192)	-	(844,811)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(198,460)	8,937	(1,537)	(4,365)	-	(195,425)

Owners’ Capital, December 31, 2019	$2,715,051	$10,834	$29,831	$60,910	$-	$2,816,626

Owners’ Capital - Units, December 31, 2016	112,059	296	70	10,444

Sale of Units (including transfers)	16	-	753	-
Redemption of Units (including transfers)	(46,573)	(62)	(293)	(4,452)

Owners’ Capital - Units, December 31, 2017	65,502	234	530	5,992

Sale of Units (including transfers)	-	-	-	-
Redemption of Units (including transfers)	(13,563)	(211)	(101)	(5,073)

Owners’ Capital - Units, December 31, 2018	51,939	23	429	919

Sale of Units (including transfers)
Redemption of Units (including transfers)	(11,146)	115	(141)	(333)

Owners’ Capital - Units, December 31, 2019	40,793	138	288	585

Net asset value per unit at December 31, 2016	94.06	101.16		134.25

Change in net asset value per unit for the year ended December 31, 2017	(3.79)	(1.14)		(1.52)

Net asset value per unit at December 31, 2017	90.27	100.02		132.73

Change in net asset value per unit for the year ended December 31, 2018	(18.86)	(17.54)		(24.54)

Net asset value per unit at December 31, 2018	$71.41	$82.48		$108.18

Change in net asset value per unit for the year ended December 31, 2019	(4.85)	(3.97)		(4.23)

Net asset value per unit at December 31, 2019	$66.56	$78.51		$103.94

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2019, 2018, 2017

	Frontier Global Fund (Formerly Frontier Winton Fund)						Frontier Heritage Fund
	Class 1	Class 1AP	Class 2				Class 1	Class 1AP	Class 2
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total

Owners’ Capital, December 31, 2016	$20,284,935	$35,478	$43,553	$11,402,560	$9,108,334	$40,874,860	$7,507,072	$5,826	$73,660	$2,670,715	$3,147,279	$13,404,552

Sale of Units	16,141	-	267,829	-	-	283,970	9,861	-	24,575	-	-	34,436
Redemption of Units	(7,287,300)	-	(160,000)	(10,072,894)	-	(17,520,194)	(2,039,347)	-	(31,000)	(1,909,301)	-	(3,979,648)
Change in control of ownership - Trading Companies	-	-	-	-	(10,678,699)	(10,678,699)	-	-	-	-	(2,424,186)	(2,424,186)
Operations attributable to non-controlling interests	-	-	-	-	1,570,365	1,570,365	-	-	-	-	(144,019)	(144,019)
Payment made by Related Party	32,681	81	-	25,384	-	58,146	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	56,157	2,202	2,170	200,673	-	261,202	(41,715)	257	(3,589)	(64,388)	-	(109,435)

Owners’ Capital, December 31, 2017	$13,102,614	$37,761	153,552	$1,555,723	$-	$14,849,650	$5,435,871	$6,083	$63,646	$697,026	$579,074	$6,781,700

Payment made by Related Party	(20,121)	-	-	31,748	-	11,627	-	-	-	-	-	-
Redemption of Units	(3,379,980)	-	(29,000)	(1,092,250)	-	(4,501,230)	(1,182,575)	(4,081)	(7,000)	(18,107)	-	(1,211,763)
Change in control of ownership - Trading Companies	-	-	-	-	-	-	-	-	-	-	-	-
Operations attributable to non-controlling interests	-	-	-	-	-	-	-	-	-	-	(67,355)	(67,355)
Transfer of Units In(Out)	49,978	-	-	(49,978)	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(1,997,047)	(5,679)	(16,954)	(132,076)	-	(2,151,756)	(921,571)	(996)	(9,685)	(104,927)	-	(1,037,179)

Owners’ Capital, December 31, 2018	$7,755,444	$32,082	107,598	$313,167	$-	$8,208,291	$3,331,725	$1,006	$46,961	$573,992	$511,718	$4,465,402

Payment made by Related Party
Redemption of Units	(3,388,723)		(61,000)	(32,395)	-	(3,482,119)	(995,044)		(18,500)	(94,154)		$(1,107,697)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	105,259	965	3,460	12,387	-	122,072	(41,058)	7,327	132	13,626	-	(19,974)

Owners’ Capital, December 31, 2019	$4,471,980	$33,047	50,058	$293,159	$-	$4,848,244	$2,295,623	$8,333	$28,593	$493,464	$479,024	$3,305,037

Owners’ Capital - Units, December 31, 2016	131,283	214	207	54,044			62,779	45	428	15,518

Sale of Units (including transfers)	332	-	1,252	127			83	-	143	-
Redemption of Units (including transfers)	(49,248)	-	(750)	(46,985)			(18,007)	-	(194)	(11,662)

Owners’ Capital - Units, December 31, 2017	82,367	214	709	7,186			44,855	45	377	3,856

Sale of Units (including transfers)	-	-	-	-			-	-	-	-
Redemption of Units (including transfers)	(23,421)	-	(134)	(5,513)			(11,481)	(36)	(69)	(93)

Owners’ Capital - Units, December 31, 2018	58,946	214	575	1,673			33,374	9	308	3,763

Sale of Units (including transfers)
Redemption of Units (including transfers)	(24,943)		(315)	(153)			(9,838)	64	(122)	(550)

Owners’ Capital - Units, December 31, 2019	34,003	214	260	1,520			23,536	73	186	3,213

Net asset value per unit at December 31, 2016	154.51	166.17		210.98			119.58	128.60		172.10

Change in net asset value per unit for the year ended December 31, 2017	4.56	10.27		5.52			1.61	5.68		7.60

Net asset value per unit at December 31, 2017	159.08	176.44		216.50			$121.19	$134.28		$179.70

Change in net asset value per unit for the year ended December 31, 2018	(27.51)	(26.52)		(29.33)			(21.37)	(22.50)		(27.17)

Net asset value per unit at December 31, 2018	$131.57	$149.92		$187.17			$99.83	$111.78		$152.53

Change in net asset value per unit for the year ended December 31, 2019	(0.05)	4.51		5.65			(2.29)	2.37		1.06

Net asset value per unit at December 31, 2019	$131.52	$154.43		$192.82			$97.54	$114.15		$153.59

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Cash Flows

For the Years Ended December 31, 2019, 2018, 2017

	Frontier Diversified Fund			Frontier Masters Fund
	12/31/2019	12/31/2018	12/31/2017	12/31/2019	12/31/2018	12/31/2017

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$30,380	$(2,200,226)	$1,612,003	$(611,269)	$(2,094,959)	$210,940
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in ownership allocation of U.S. Treasury securities	1,891,523	(1,138,048)	127,984	651,757	1,757,672	(1,584,958)
Net unrealized (gain)/loss on swap contracts	(464,169)	(643,941)	47,375	-	-	-
Net unrealized (gain)/loss on U.S. Treasury securities	19,045	(33,137)	(152,150)	9,501	15,571	70,651
Net realized (gain)/loss on U.S. Treasury securities	(14,359)	51,245	(65,391)	(15,346)	45,198	(88,761)
Net unrealized gain/(loss) on private investment companies	(907,504)	2,307,071	(812,254)	162,637	1,197,208	(794,590)
Net realized gain/(loss) on private investment companies	730,551	(278,881)	(1,870,541)	(159,651)	75,682	(482,146)
(Purchases) sales of:
Purchases of swap contracts	-		-	-	-	-
Sales of U.S. Treasury securities	1,747,952	2,612,077	6,494,979	632,031	1,784,721	5,524,387
Purchase of U.S. Treasury securities	(2,190,500)	(2,304,284)	(680,345)	(1,175,606)	(2,106,696)	(1,611,333)
U.S. Treasury interest and premium paid/amortized	(5)	25,935	33,155	4,656	14,162	340,843
Purchase of Private Investment Companies	(4,995,273)	(3,845,201)	(13,430,089)	(1,894,552)	(3,476,046)	(8,435,434)
Reduction of collateral in Swap contracts	-	1,099,999	2,214,000	-		-
Sale of Private Investment Companies	6,950,956	5,234,058	40,457,348	4,353,896	5,948,998	6,958,710
Increase and/or decrease in:
Investments in unconsolidated trading companies, at fair value	1,136,760	1,064,300	1,976,418	764,083	726,054	5,176,964
Interest receivable	29,990	(16,890)	106,665	2,217	29,657	47,718
Receivable from related parties	(11,453)	-	231,671	-	-	153,157
Other assets	(177,606)	-	-	-	2,974	(2,974)
Incentive fees payable to Managing Owner	6,380	(19,227)	12,847	-	-	-
Management fees payable to Managing Owner	(3,875)	(174)	(19,447)	(8,347)	(602)	(41,225)
Interest payable to Managing Owner	-	-	-	-	-	-
Trading fees payable to Managing Owner	(8,950)	(16,361)	(85,995)	(16,311)	(21,147)	(8,759)
Service fees payable to Managing Owner	(1,106)	884	(11,579)	(1,546)	(1,820)	(5,467)
Payables to related parties	-	-	-	-	-	-
Subscriptions in advance for service fee rebates	2,101	20,430	-	3,441	28,100	-
Other liabilities	-	(26,873)	7,198	499	-	(7,590)

Net cash provided by (used in) operating activities	3,770,838	1,892,756	36,193,852	2,702,090	3,924,727	5,420,133

Cash Flows from Financing Activities:
Proceeds from sale of units	-	-	785,006	-	-	67,610
Payment for redemption of units	(4,187,270)	(3,109,951)	(37,401,713)	(2,722,825)	(4,290,048)	(5,490,717)
Payment made by the Managing Owner	-	-	-	-	-	-
Pending owner additions	-	-	-	-	-	-
Advance on unrealized Swap Appreciation	-	1,500,000	-	-	-	-
Owner redemptions payable	-	-	(61,482)	-	-	(131,840)

Net cash provided by (used in) financing activities	(4,187,270)	(1,609,951)	(36,678,189)	(2,722,825)	(4,290,048)	(5,554,947)

Net increase (decrease) in cash and cash equivalents	(416,432)	282,805	(484,337)	(20,735)	(365,321)	(134,814)

Cash and cash equivalents, beginning of period	472,695	189,890	674,227	46,374	411,695	546,509
Cash and cash equivalents, end of period	$56,263	$472,695	$189,890	$25,639	$46,374	$411,695

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Cash Flows

For the Years Ended December 31, 2019, 2018, 2017

	Frontier Long/Short Commodity Fund
	12/31/2019	12/31/2018	12/31/2017

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(396,083)	$(676,958)	$(423,610)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in ownership allocation of U.S. Treasury securities	(392,620)	(181,417)	(1,561,530)
Net unrealized (gain)/loss on swap contracts	116,581	(82,062)	(26,621)
Net unrealized (gain)/loss on U.S. Treasury securities	(2,447)	(14,319)	10,631
Net realized (gain)/loss on U.S. Treasury securities	(977)	40,742	(21,587)
Net unrealized gain/(loss) on private investment companies	(198,426)	403,889	246,722
Net realized gain/(loss) on private investment companies	428,509	240,941	106,289
(Purchases) sales of:
Purchases of swap contracts	-	-	-
Sales of U.S. Treasury securities	1,130,160	1,492,432	1,253,375
Purchase of U.S. Treasury securities	(594,391)	(938,178)	(314,797)
U.S. Treasury interest and premium paid/amortized	2,018	13,128	19,105
Purchase of Private Investment Companies	(1,222,587)	(1,544,848)	(3,118,307)
Reduction of collateral in Swap contracts	-	-	3,850,050
Sale of Private Investment Companies	1,734,988	2,189,349	6,461,867
Increase and/or decrease in:
Investments in unconsolidated trading companies, at fair value	13,452	93,346	(121,510)
Interest receivable	2,876	7,953	(12,125)
Receivable from related parties	-	-	87,670
Other assets	-	5,122	(5,123)
Incentive fees payable to Managing Owner	60,871	(3,789)	(57,082)
Management fees payable to Managing Owner	-	-	-
Interest payable to Managing Owner	-	(103)	103
Trading fees payable to Managing Owner	(1,838)	(3,819)	(14,353)
Service fees payable to Managing Owner	(51)	(121)	(3,370)
Payables to related parties	-	-	(1,603,124)
Subscriptions in advance for service fee rebates	-	-	-
Other liabilities	887	-	(6,870)

Net cash provided by (used in) operating activities	680,921	1,041,287	4,745,803

Cash Flows from Financing Activities:
Proceeds from sale of units	-	-	-
Payment for redemption of units	(714,834)	(1,131,887)	(4,587,865)
Payment made by the Managing Owner	-	-	-
Pending owner additions	-	-	-
Advance on unrealized Swap Appreciation	-	-	-
Owner redemptions payable	6,585	-	(5,738)

Net cash provided by (used in) financing activities	(708,249)	(1,131,887)	(4,593,603)

Net increase (decrease) in cash and cash equivalents	(27,328)	(90,600)	152,200

Cash and cash equivalents, beginning of period	61,600	152,200	-
Cash and cash equivalents, end of period	$34,272	$61,600	$152,200

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Cash Flows

For the Years Ended December 31, 2019, 2018, 2017

	Frontier Balanced Fund			Frontier Select Fund
	12/31/2019	12/31/2018	12/31/2017	12/31/2019	12/31/2018	12/31/2017

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(33,789)	$(5,804,185)	$1,300,972	$(195,425)	$(1,303,776)	$(1,178,812)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	104,475	(42,107)	278,690	-	-	243,762
Net change in ownership allocation of U.S. Treasury securities	1,464,296	851,183	5,251,272	(1,015,753)	658,029	129,027
Net unrealized (gain)/loss on swap contracts	(1,149,846)	(1,453,948)	84,491	-	-	-
Net unrealized (gain)/loss on U.S. Treasury securities	(1,058)	13,623	(149,968)	(3,636)	14,160	6,069
Net realized (gain)/loss on U.S. Treasury securities	(12,809)	57,886	(76,560)	397	13,509	(31,037)
Net unrealized gain/(loss) on private investment companies	(1,457,718)	4,729,444	(270,252)	149,095	919,512	(456,301)
Net realized gain/(loss) on private investment companies	921,909	(774,004)	(4,398,507)	(170,272)	26,405	41,515
Net realized gain/(loss) on futures, forwards and options	-	-	381,817	-	-	148,184
(Purchases) sales of:
Sales of U.S. Treasury securities	1,030,440	2,911,825	5,221,235	2,633,295	631,678	2,695,392
Purchases of U.S. Treasury securities	(2,613,278)	(3,335,991)	(1,219,257)	(1,640,515)	(944,467)	(404,508)
U.S. Treasury interest and premium paid/amortized	46,019	41,873	79,587	(5)	9,132	53,241
Purchase of Private Investment Companies	(8,169,632)	(8,275,992)	(17,346,028)	(1,279,910)	(2,612,993)	(7,419,460)
Sale of Private Investment Companies	17,749,875	11,968,285	36,818,166	2,368,922	3,994,230	2,255,017
Reduction of collateral in Swap contracts	-	1,999,999	7,514,000	-	-	-
Increase and/or decrease in:
Receivable from futures commission merchants	157,058	4,774,797	(810,998)	-	-	8,208,218
Change in control of ownership - trading companies	-	-	-	-	-	(3,638,738)
Change in control of ownership - private investment companies	-	-	-	-	-	-
Investments in unconsolidated trading companies, at fair value	1,694,132	1,433,177	2,185,757	17,825	147,683	3,534,079
Interest receivable	(1,726)	10,548	169,263	(570)	7,462	45,203
Receivable from other series	-	-	(184,106)	-	-	-
Receivable from related parties	-	-	346,875	-	-	103,407
Other assets	(380,111)	(40,189)	-	-	-	-
Incentive fees payable to Managing Owner	-	2,452	40,189	-	-	-
Management fees payable to Managing Owner	(5,122)	(1,038)	(13,752)	-	-	(21,219)
Interest payable to Managing Owner	(1,385)	(39,098)	(19,078)	-	(1,358)	(2,160)
Trading fees payable to Managing Owner	(31,591)	(31,358)	(62,456)	(1,812)	(7,086)	(3,231)
Service fees payable to Managing Owner	(15,156)	241	(41,807)	(1,669)	(6,168)	(11,223)
Risk analysis fees payable	(662)	-	7,731	-	-	(2,303)
Due from Managing Owner	-	184,106	-	-	-	-
Subscriptions in advance for service fee rebates	61,504	258,194	-	5,733	11,162	-
Other liabilities	2,372	(155,425)	65,839	8,509	(5,725)	(6,214)

Net cash provided by (used in) operating activities	9,358,197	9,284,298	35,153,115	874,209	1,551,389	4,287,908

Cash Flows from Financing Activities:
Proceeds from sale of units	-	-	162,799	-	-	99,812
Payment for redemption of units	(9,292,547)	(10,654,364)	(35,530,963)	(844,811)	(1,641,290)	(4,570,189)
Payment made by the Managing Owner	-	46,303	-	-	-	-
Pending owner additions	-	-	-	-	-	-
Advance on unrealized Swap Appreciation	-	1,250,000	-	-	-	-
Owner redemptions payable	15,300	(53,013)	(704,198)	6,875	-	(134,579)

Net cash provided by (used in) financing activities	(9,277,247)	(9,411,074)	(36,072,362)	(837,936)	(1,641,290)	(4,604,956)

Net increase (decrease) in cash and cash equivalents	80,950	(126,776)	(919,247)	36,273	(89,901)	(317,048)

Cash and cash equivalents, beginning of period	37,556	164,332	1,083,579	25,072	114,973	432,021
Cash and cash equivalents, end of period	$118,506	$37,556	$164,332	$61,345	$25,072	$114,973

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Cash Flows

For the Years Ended December 31, 2019, 2018, 2017

	Frontier Global Fund (Formerly Frontier Winton Fund)			Frontier Heritage Fund
	12/31/2019	12/31/2018	12/31/2017	12/31/2019	12/31/2018	12/31/2017

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$122,072	$(2,151,756)	$1,831,567	$(52,669)	$(1,104,534)	$(253,454)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	-	-	922,290	-	-	-
Net realized gain/(loss) on futures, forwards and options	-	-	12,413,285	-	-	(1,282,594)
Net change in ownership allocation of U.S. Treasury securities	(2,166,060)	(1,958,364)	-	(438,164)	29,426	297,047
Net unrealized (gain)/loss on swap contracts	-	-	(4,430,276)	67,436	138,924	-
Net unrealized (gain) loss on U.S. Treasury securities, at fair value	19,535	(168,599)	147,980	(1,244)	(18,865)	2,204
Net realized (gain) loss on U.S. Treasury securities, at fair value	(13,736)	301,015	(88,761)	(3,162)	47,081	(65,391)
Net unrealized gain/(loss) on private investment companies	(1,144,682)	-	-	(430,724)	306,863	(206,064)
Net realized gain/(loss) on private investment companies	168,651	-	-	146,186	125,458	(2,795)
(Purchases) sale of:	-			-
Sales of U.S. Treasury Securities	8,701,245	11,956,435	5,762,412	2,403,609	1,878,837	4,774,913
Purchases of U.S. Treasury Securities	(3,463,172)	(7,726,537)	(8,456,714)	(1,595,028)	(1,357,069)	(846,887)
U.S. Treasury interest and premium paid/amortized	(2)	137,325	87,836	(6)	23,530	72,784
Purchase of Private Investment Companies	(4,899,753)	-	-	(1,165,676)	(713,437)	(2,620,781)
Sale of Private Investment Companies	852,817	-	-	1,358,415	886,228	56,647
Reduction of collateral in Swap contracts	-	-	-	-	-	5,000,000
Increase and/or decrease in:	-			-
Receivable from futures commission merchants	-	-	17,996,697	-	-	-
Change in control of ownership of trading companies	-	-	(10,678,699)	-	-	(2,424,186)
Investments in unconsolidated trading companies, at fair value	4,280,256	3,695,499	815,385	707,795	820,288	1,197,666
Interest receivable	63,454	47,335	178,152	7,564	11,497	48,448
Receivable from related parties	-	58,146	551,508	-	-	131,430
Due from Managing Owner	-	-	(58,146)	-		-
Other assets	-	-	-	-	-	-
Management fees payable to Managing Owner	(42,705)	(10,334)	(203,785)	(9,201)	(4,270)	(43,030)
Interest payable to Managing Owner	(8,068)	(12,868)	(9,738)	(1,072)	(1,370)	(4,811)
Trading fees payable to Managing Owner	(1,813)	(19,220)	(11,569)	981	(5,514)	(2,250)
Service fees payable to Managing Owner	(6,540)	(8,911)	(12,656)	(1,322)	(4,799)	(4,974)
Risk analysis fees payable	-	-	(12,215)	-	-	-
Payables to related parties	-	-	-	-	(697)	-
Due to Managing Owner	-	(152,219)	152,219	-	-	-
Subscriptions in advance for service fee rebates	16,744	133,281	-	10,973	46,159	-
Other liabilities	8,543	(82,265)	79,384	1,488	(16,037)	(2,048)

Net cash provided by (used in) operating activities	2,486,786	4,037,963	16,976,157	1,006,876	1,087,699	3,821,874

Cash Flows from Financing Activities:
Proceeds from sale of units	-	-	283,970	-	-	34,436
Payment for redemption of units	(3,482,119)	(4,501,230)	(17,520,194)	(1,107,696)	(1,211,763)	(3,979,648)
Pending owner additions	-	-	-	-	-	-
Advance on unrealized Swap Appreciation	-		-	-		-
Payment made by Related Party	-	11,627	58,146	-
Change in owner redemptions payable	71,379	-	(23,162)	9,735	-	-

Net cash provided by (used in) financing activities	(3,410,740)	(4,489,603)	(17,201,240)	(1,097,961)	(1,211,763)	(3,945,212)

Net increase (decrease) in cash and cash equivalents	(923,954)	(451,640)	(225,083)	(91,085)	(124,064)	(123,338)

Cash and cash equivalents, beginning of period	951,485	1,403,125	1,628,208	135,096	259,161	382,499
Cash and cash equivalents, end of period	$27,532	$951,485	$1,403,125	$44,011	$135,096	$259,161

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

The Trust has seven (7) separate and distinct Series of Units issued and outstanding: Frontier Diversified Fund, Frontier Masters Fund, Frontier Long/Short Commodity Fund, Frontier Balanced Fund, Frontier Select Fund, Frontier Global Fund (formerly Frontier Winton Fund), and Frontier Heritage Fund, (each a “Series” and collectively, the “Series”). The Trust, with respect to the Series, may issue additional Series of Units.

The Trust, with respect to each Series:

●	engages in the speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts), and may, from time to time, engage in cash and spot transactions;

●	allocates funds to a limited liability trading company or companies (“Trading Company” or “Trading Companies”) and Galaxy Plus entities (“Galaxy Plus”). Except as otherwise described in these notes, each Trading Company and Galaxy Plus entity has one-year renewable contracts with its own independent commodity trading advisor (s), or each, a Trading Advisor, that will manage all or a portion of such Trading Company’s and Galaxy Plus assets and make the trading decisions for the assets of each Series vested in such Trading Company and Galaxy Plus entity. Each Trading Company and Galaxy Plus entity will segregate its assets from any other Trading Company and Galaxy Plus entity;

●	maintains separate, distinct records for each Series, and accounts for the assets of each Series separately from the other Series;

●	calculates the Net Asset Value (“NAV”) of its Units for each Series separately from the other Series;

●	has an investment objective of increasing the value of each Series’ Units over the long term (capital appreciation), while managing risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments;

●	maintains each Series of Units in three to seven sub-classes—Class 1, Class 1AP, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of Frontier Diversified Fund, Frontier Masters Fund, and Frontier Long/Short Commodity Fund are charged a service fee of up to two percent (2.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to two percent (2.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to two percent (2.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. Investors who have purchased Class 1 or Class 1a Units of Frontier Balanced Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Global Fund (formerly Frontier Winton Fund) are charged a service fee of up to three percent (3.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to selling agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Frontier Diversified Fund, and Frontier Masters Fund or Class 2a Units of the Frontier Long/Short Commodity Fund sold until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series. Class 1AP was created as a sub-class of Class 1 and it has been presented separately because the fees applicable to it are different from those applicable to Class 1. Currently the service fee is not charged to Class 1AP investors. The Managing Owner may also pay selling agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such Selling agents; and

●	all payments made to selling agents who are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and their associated persons that constitute underwriting compensation will be subject to the limitations set forth in Rule 2310(b)(4)(B)(ii) (formerly Rule 2810(b)(4)(B)(ii)) of the Conduct Rules of FINRA (“Rule 2310”). An investor’s Class 1 Units or Class 2 Units of any Series, or Class 1a Units or Class 2a Units of the Frontier Long/Short Commodity Fund or Frontier Balanced Fund will be classified as Class 3 or Class 3a Units of such Series, as applicable, when the Managing Owner determines that the fee limitation set forth in Rule 2310 with respect to such Units has been reached or will be reached. The service fee limit applicable to each unit sold is reached upon the earlier of when (i) the aggregate initial and ongoing service fees received by the selling agent with respect to such unit equals 9% of the purchase price of such unit or (ii) the aggregate underwriting compensation (determined in accordance with FINRA Rule 2310) paid in respect of such unit totals 10% of the purchase price of such unit. No service fees are paid with respect to Class 3 or Class 3a Units. Units of any Class in a Series may be redeemed, in whole or in part, on a daily basis, at the then current NAV per Unit for such Series on the day of the week after the date the Managing Owner is in receipt of a redemption request for at least one (1) business day to be received by the Managing Owner prior to 4:00 PM in New York.

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

As of December 31, 2019, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund, Frontier Global Fund and Frontier Heritage Fund separates Units into a maximum of three separate Classes- Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Balanced Fund separates Units into a maximum of five separate Classes— Class 1, Class 1AP, Class 2, Class 2A and Class 3A. The Trust, with respect to the Frontier Long/Short Commodity Fund separates Units into a maximum of five separate Classes— Class 1A, Class 2A, Class 2, Class 3A and Class 3. Between April 15, 2016 and May 10, 2017, a portion of the interests in Frontier Trading Company I, LLC and all of the interests in Frontier Trading Company VII, LLC, Frontier Trading Company XV, LLC, and Frontier Trading Company XXIII LLC held by Frontier Diversified Fund, Frontier Masters Fund, Frontier Select Fund, Frontier Balanced Fund and Frontier Long/Short Commodity Fund were exchanged for equivalent interests in the Galaxy Plus Managed Account Platform (“Galaxy Plus”) which is an unaffiliated, third-party managed account platform. The assets of Frontier Trading Company I, LLC, which included exposure to Quantmetrics Capital Management LLP’s Multi-Strategy Program, Quantitative Investment Management, LLC’s Quantitative Global Program, Quest Partners LLC’s Quest Tracker Index Program, Chesapeake Capital Management, LLC’s Diversified Program, and Doherty Advisors LLC’s Relative Value Moderate Program, the assets of Frontier Trading Company VII, LLC, which included exposure to Emil van Essen LLC’s Multi-Strategy Program, Red Oak Commodity Advisors, Inc.’s Fundamental Diversified Program, Rosetta Capital Management, LLC’s Rosetta Trading Program, and Landmark Trading Company’s Landmark Program, the assets of Frontier Trading Company XV, LLC, which included exposure to Transtrend B.V.’s TT Enhanced Risk (USD) Program, and the assets of Frontier Trading Company XXIII, LLC which included exposure to Fort L.P.’s Global Contrarian Program have been transferred to individual Delaware limited liability companies (“Master Funds”) in Galaxy Plus. Each Master Fund is sponsored and operated by Gemini Alternative Funds, LLC (“Sponsor”). The Sponsor has contracted with the Trading Advisors to manage the portfolios of the Master Funds pursuant to the advisors’ respective program. For those Series that invest in Galaxy Plus, approximately 30-70% of those Series assets are used to support the margin requirements of the Master Funds. The remaining assets of the Series are split between investments in Trading Companies and a pooled cash management account that invests primarily in U.S. Treasury securities. For those Series that do not invest in Galaxy Plus, their assets are split between investments in Trading Companies and investments in the pooled cash management account.

As of December 31, 2019, and 2018, Frontier Global Fund has invested a portion of its assets in a single Trading Company, and a single Trading Advisor manages 100% of the assets invested in such Trading Company. Each of the remaining Series has invested a portion of its assets in several different Trading Companies or Galaxy Plus entities and one or more Trading Advisors may manage the assets invested in such Trading Companies or Galaxy Plus entities.

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

Consolidation—The Series, through investing in the Trading Companies and Galaxy Plus, authorize certain Trading Advisors to place trades and manage assets at pre- determined investment levels. The Trading Companies were organized by the Managing Owner for the purpose of investing in commodities interests and derivative instruments, and have no operating income or expenses, except for trading income and expenses and a risk analysis fee (for closed Series only), all of which is allocated to the Series if consolidated by a Series. Galaxy Plus is a series of Delaware limited liability companies, sponsored by Gemini Alternative Funds, LLC, that create exposure to a variety of third party professional managed futures and foreign exchange advisors. Galaxy Plus is available to qualified high-net-worth individuals and institutional investors. Trading Companies in which a Series has a controlling and majority interest as calculated on that Series’ pro-rata net asset value in the Trading Company are consolidated by such Series. Investments in Trading Companies in which a Series does not have a controlling and majority interest and all interests in Galaxy Plus entities are accounted for using net asset value as the practical expedient, which approximates fair value. Fair value represents the proportionate share of the Series’ interest in the NAV in a Trading Company or Galaxy Plus entity. The equity interest held by Series of the Trust is shown as investments in unconsolidated Trading Companies or investments in private investment companies in the statements of financial condition. The income or loss attributable thereto in proportion of investment level is shown in the statements of operations as change in fair value of investments in unconsolidated Trading Companies or net unrealized gain/(loss) on private investment companies.

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

As of December 31, 2019, and 2018, the consolidated statements of financial condition of Frontier Balanced Fund included the assets and liabilities of its wholly owned interests in Frontier Trading Company I, LLC and Frontier Trading Company XXXIV, LLC.

For the year ended December 31, 2019 and 2018, the consolidated statements of operations of Frontier Balanced Fund included the earnings of its wholly owned interest in Frontier Trading Company I, LLC and Frontier Trading Company XXXIV, LLC.

As of December 31, 2019, and 2018, the consolidated statements of financial condition of Frontier Long/Short Commodity Fund included the assets and liabilities of its wholly owned Trading Company, Frontier Trading Company XXXVII, LLC.

For the years ended December 31, 2019 and 2018, the consolidated statements of operations of Frontier Long/Short Commodity Fund included the earnings of its wholly owned Trading Company listed above.

As of December 31, 2019, and 2018, the consolidated statements of financial condition of Frontier Diversified Fund included the assets and liabilities of its wholly owned Frontier Trading Company XXXV, LLC.

For the years ended December 31, 2019, 2018, and 2017 the consolidated statements of operations of Frontier Diversified Fund included the earnings of its wholly owned Trading Company listed above.

As of and for the years ended December 31, 2019, 2018, and 2017, the consolidated statements of financial condition and statement of operations of Frontier Heritage Fund included the assets and liabilities, and earnings, respectively, of its majority owned Trading Company, Frontier Trading Company XXXIX, LLC.

For the year ended December 31, 2019 and 2018, the consolidated statements of operations of Frontier Select Fund included the earnings of its majority owned Trading Company, Frontier Trading Company XV, LLC through the period that Trading Company XV, LLC ceased operation on May 9, 2017. For the year ended December 31, 2016, the consolidated statement of operations of Frontier Select Fund included the earnings of its majority owned Trading Company listed above.

For the year ended December 31, 2019 and 2018, the consolidated statements of operations of Frontier Global Fund include the earnings of its majority owned Trading Company, Frontier Trading Company II, LLC from January 1, 2017 through December 14, 2017.

As of and for the years ended December 31, 2019, 2018 and 2017, Frontier Master Fund did not have a majority interest in any Trading Company.

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

Receivable From Futures Commission Merchants—The Series of the Trust deposit assets with an FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust, with respect to the Series, earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2019 and 2018 included restricted cash for margin requirements of $2,890,330 and $1,717,065 respectively, for the Frontier Balanced Fund.

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

The 2016 through 2019 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

Each Series is charged service fees as outlined above. In some cases, amounts paid to selling agents might be less than the amount charged to the Series. When this occurs, the service fee is rebated back to the investor in the form of additional units. During 2017, 2018 and 2019, the Series were not allowed to issue additional units. The Managing Owner has determined that the purchase of additional units of the relevant Series will commence in 2020 when the Series are allowed to sell shares again. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $22,531, $220, $31,541, $319,698, $16,895, $150,025 and $57,132 for the Frontier Diversified, Long/Short Commodity, Masters, Balanced, Select, Global and Heritage Funds, respectively, as of December 31, 2019.

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

The following table summarizes investment in each Series measured at fair value on a recurring basis as of December 31, 2019 and December 31, 2018 segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value.

December 31, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$24,150	$-	$-	$24,150
Swap Contracts	-	-	6,384,583	6,384,583
U.S. Treasury Securities	99,605	-	-	99,605
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	11,005	-	-	11,005
U.S. Treasury Securities	45,391	-	-	45,391
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	14,711	-	-	14,711
Swap Contracts	-	-	362,521	362,521
U.S. Treasury Securities	60,673	-	-	60,673
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	50,867	-	-	50,867
Open Trade Equity (Deficit)	57,057	59,127	-	116,184
Swap Contracts	-	-	11,944,753	11,944,753
U.S. Treasury Securities	209,799	-	-	209,799
Frontier Select Fund
Investment in Unconsolidated Trading Companies	26,331	-	479,024	505,355
U.S. Treasury Securities	108,603	-	-	108,603
Frontier Winton Fund
Investment in Unconsolidated Trading Companies	11,818	-	-	11,818
U.S. Treasury Securities	48,741	-	-	48,741
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	18,891	-	-	18,891
Swap Contracts	-	-	2,888,008	2,888,008
U.S. Treasury Securities	77,916	-	-	77,916

December 31, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$1,157,971	$2,939	$-	$1,160,910
Swap Contracts	-	-	5,920,414	5,920,414
U.S. Treasury Securities	1,553,261	-	-	1,553,261
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	772,732	2,356	-	775,088
U.S. Treasury Securities	152,384	-	-	152,384
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	28,163	-	-	28,163
Swap Contracts	-	-	479,102	479,102
U.S. Treasury Securities	202,415	-	-	202,415
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	1,739,609	5,390	-	1,744,999
Open Trade Equity (Deficit)	242,860	(22,201)	-	220,659
Swap Contracts	-	-	10,794,908	10,794,908
U.S. Treasury Securities	123,409	-	-	123,409
Frontier Select Fund
Investment in Unconsolidated Trading Companies	11,462	-	511,718	523,180
U.S. Treasury Securities	82,386	-	-	82,386
Frontier Winton Fund
Investment in Unconsolidated Trading Companies	4,280,023	12,052	-	4,292,075
U.S. Treasury Securities	3,126,551	-	-	3,126,551
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	724,614	2,072	-	726,686
Swap Contracts	-	-	2,955,444	2,955,444
U.S. Treasury Securities	443,921	-	-	443,921

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the statements of operations. Investment in unconsolidated trading company asset gains and losses (realized/unrealized) included in earnings are classified in “Change in fair value of investments in unconsolidated trading companies.” During the year ended December 31, 2019 and 2018, all identified Level 3 assets were components of the Frontier Diversified Fund, Frontier Long/Short Commodity Fund, Frontier Balanced Fund, Frontier Select Fund, and Frontier Heritage Fund.

2019

For the Year Ended December 31, 2019 Swaps

	Frontier Balanced Fund	Frontier Long/Short Commodity Fund
Balance of recurring Level 3 assets as of January 1, 2019	$10,794,908	$479,102
Total gains or losses (realized/unrealized):
Included in earnings-realized	-	-
Included in earnings-unrealized	1,149,845	(116,581)
Proceeds from collateral reduction	-	-
Change in ownership allocation	-	-
Transfers in and/or out of Level 3	-	-

Balance of recurring Level 3 assets as of December 31, 2019	$11,944,753	$362,521

	Frontier Diversified Fund	Frontier Heritage Fund
Balance of recurring Level 3 assets as of January 1, 2019	$5,920,414	$2,955,444
Total gains or losses (realized/unrealized):
Included in earnings-realized	-	-
Included in earnings-unrealized	464,169	(67,435)
Proceeds from collateral reduction	-	-
Change in ownership allocation	-	-
Transfers in and/or out of Level 3	-	-

Balance of recurring Level 3 assets as of December 31, 2019	$6,384,583	$2,888,009

For the Twelve Months Ended December 31, 2019

Investments in Unconsolidated Trading Companies:

Frontier Select Fund
Balance of recurring Level 3 assets as of January 1, 2019	$511,718
Change in fair value of investments in unconsolidated trading companies	(32,694)
Purchases of investments of unconsolidated trading companies	-
Change in ownership allocation	-
Transfers in and/or out of Level 3	-
Balance of recurring Level 3 assets as of December 31, 2019	$479,024

2018

For the Year Ended December 31, 2018 Swaps

	Frontier Balanced Fund	Frontier Long/Short Commodity Fund
Balance of recurring Level 3 assets as of January 1, 2018	$11,340,959	$397,039
Total gains or losses (realized/unrealized):
Included in earnings-realized		-
Included in earnings-unrealized	1,453,948	82,063
Proceeds from collateral reduction	(1,999,999)	-
Change in ownership allocation	-	-
Transfers in and/or out of Level 3	-	-
Balance of recurring Level 3 assets as of December 31, 2018	$10,794,908	$479,102

	Frontier Diversified Fund	Frontier Heritage Fund
Balance of recurring Level 3 assets as of January 1, 2018	$6,376,472	$3,094,367
Total gains or losses (realized/unrealized):
Included in earnings-realized	-	-
Included in earnings-unrealized	643,941	(138,923)
Proceeds from collateral reduction	(1,099,999)	-
Change in ownership allocation	-	-
Transfers in and/or out of Level 3	-	-
Balance of recurring Level 3 assets as of December 31, 2018	$5,920,414	$2,955,444

For the Twelve Months Ended December 31, 2018

Investments in Unconsolidated Trading Companies:

Frontier Select Fund
Balance of recurring Level 3 assets as of January 1, 2018	$579,073
Change in fair value of investments in unconsolidated trading companies	(67,355)
Purchases of investments of unconsolidated trading companies	-
Change in ownership allocation	-
Transfers in and/or out of Level 3	-
Balance of recurring Level 3 assets as of December 31, 2018	$511,718

The Series of the Trust assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Series’ accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the years ended December 31, 2019 and 2018, the Trust did not transfer any assets between Levels 1, 2 or 3.

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

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2019.

	Frontier Diversified Fund	Frontier Long/Short Commodity Fund	Frontier Balanced Fund	Frontier Heritage Fund
Swap Contracts	$464,169	$(116,581)	$1,149,845	$(67,436)

Frontier Select Fund
Investments in Unconsolidated Trading Companies	$(32,694)

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of December 31, 2019, and December 31, 2018, approximately 2.4% and 1.6% respectively, of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain swaps and is recorded as collateral within the swap fair value within the Statements of Financial Condition. The cash held with the counterparty is not restricted.

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

To help to reduce counterparty risk on the Series, the Managing Owner has the right to reduce the Series’ exposure and remove cash from the Series’ total return swaps with Deutsche Bank AG. This cash holding shall be in excess of $250,000 and may not exceed 40% of the Index exposure in total. Index exposure is defined as the total notional amount plus any profit. The Series are charged interest on this cash holding and any amount removed will be offset against the final settlement value of the swap. As of December 31, 2019, the Frontier Balanced Fund, the Frontier Diversified Fund, the Frontier Long/Short Commodity Fund and Frontier Heritage Fund, had $6,176,555, $4,000,000, $115,000, and $1,900,000, respectively, in cash holdings as shown in the Series’ Statements of Financial Conditions under advance on unrealized swap appreciation, which relates to the Trading Companies’ total return swaps with Deutsche Bank AG.

The Series have invested in the following swaps as of and for the year ended December 31, 2019:

	Frontier Balanced Fund	Frontier Diversified Fund	Frontier Long/Short Commodity Fund	Frontier Heritage Fund
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$7,420,403	$1,761,834	$653,610	$2,072,056
Termination Date	7/31/2023	7/31/2023	7/31/2023	3/27/2023
Cash Collateral	$86,000	$86,000	$29,950	$975,450
Swap Value	$11,858,754	$6,298,583	$332,571	$1,912,559
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	$1,149,846	$464,169	$(116,581)	$(67,435)
Fair Value as of December 31, 2019	$11,944,754	$6,384,583	$362,521	$2,888,009
Advance on swap appreciation	$(6,176,555)	$(4,000,000)	$(115,000)	$(1,900,000)

The Series have invested in the following swaps as of and for the year ended December 31, 2018:

	Frontier Balanced Fund	Frontier Diversified Fund	Frontier Long/Short Commodity Fund	Frontier Heritage Fund
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$7,420,403	$1,761,834	$653,610	$2,072,056
Termination Date	7/31/2023	7/31/2023	7/31/2023	3/27/2023
Cash Collateral	$86,000	$86,000	$29,950	$978,950
Swap Value	$10,708,908	$5,834,414	$449,152	$1,976,494
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	$1,453,948	$643,941	$82,063	$(138,924)
Fair Value as of December 31, 2018	$10,794,908	$5,920,414	$479,102	$2,955,444
Advance on swap appreciation	$(6,176,555)	$(4,000,000)	$(115,000)	$(1,900,000)

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

The following table summarizes each of the Series’ investments in unconsolidated Trading Companies as of December 31, 2019 and 2018:

	As of December 31, 2019		As of December 31, 2018
	Percentage of Series Net Assets Invested in Unconsolidated Trading Companies	Fair Value	Percentage of Series Net Assets Invested in Unconsolidated Trading Companies	Fair Value

Series

Frontier Diversified Series —
Frontier Trading Companies II and XXXVIII	0.20%	$24,150	7.19%	$1,160,910
Frontier Masters Series —
Frontier Trading Companies II and XXXVIII	0.49%	$11,005	13.91%	$775,088
Frontier Long/Short Commodity Series —
Frontier Trading Company XXXVIII	1.10%	$14,711	1.15%	$28,163
Frontier Balanced Series —
Frontier Trading Companies II and XXXVIII	0.23%	$50,867	5.48%	$1,744,999
Frontier Select Series —
Frontier Trading Companies XXXVIII and XXXIX	17.94%	$505,355	13.56%	$523,180
Frontier Winton Fund
Frontier Trading Companies II and XXXVIII	0.25%	$11,818	52.30%	$4,292,075
Frontier Heritage Series —
Frontier Trading Companies II and XXXVIII	0.57%	$18,891	16.27%	$726,686

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

As of the date of this report, for a Series that has invested in a swap, a Trading Advisor does not receive any management fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. As of December 31, 2019 and 2018, the management fee embedded in (i) swaps owned by Frontier Diversified Fund was 1.00% per annum, (ii) swaps owned by Frontier Balanced Fund was 1.00% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 1.50% per annum, (iv) swaps owned by Frontier Select Fund was 1.00% per annum, and (v) swaps owned by Frontier Heritage Fund was 1.00% per annum, and the Managing Owner has waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded management fee was accrued on the relevant notional amount of the swap.

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

Incentive Fees—Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated in the Trading Companies by such Series, monthly or quarterly. In addition, the Managing Owner receives a quarterly incentive fee of a certain percentage of new net trading profits generated in the Galaxy Plus entities that have been allocated to the Series. The incentive fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. Because the Frontier Diversified Fund, Frontier Masters Fund, Frontier Balanced Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Long/Short Commodity Fund may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Frontier Balanced Fund and the Frontier Diversified Fund and 20% for the Frontier Global Fund, Frontier Heritage Fund, Frontier Select Fund, Frontier Long/Short Commodity Fund and Frontier Masters Fund. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series. As of the date of this report, for a Series that has invested in a swap, the Managing Owner or Trading Advisor(s) do not receive any incentive fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. As of December 31, 2019 and 2018, the range of incentive fees as a percentage of net new trading profits on swaps embedded in (i) swaps owned by Frontier Diversified Fund was 20-25% per annum, (ii) swaps owned by Frontier Balanced Fund was 20-25% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 25% per annum, and (iv) swaps owned by Frontier Heritage Fund was 15% per annum, and the Managing Owner has waived the entire incentive fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded incentive fee was accrued based on the net new trading profits of the swap.

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

The Managing Owner has determined that the purchase of additional units of the relevant series will commence in 2020. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $22,531, $220, $31,541, $319,698, $16,895, $150,025 and $57,132 for the Frontier Diversified, Long/Short Commodity, Masters, Balanced, Select, Global and Heritage Funds, respectively.

The following table summarizes fees earned by the Managing Owner and the Former Managing Owner for the years ended December 31, 2019, 2018 and 2017.

For the Year Ended December 31, 2019	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	$2,668	$44,726	$493,585
Frontier Masters Fund	-	7,665	11,635	213,153
Frontier Long/Short Commodity Fund	-	-	562	54,334
Frontier Balanced Fund	-	22,377	606,359	972,678
Frontier Select Fund	-	-	102,692	85,589
Frontier Global Fund (Formerly Frontier Winton Fund)	-	38,679	177,833	278,497
Frontier Heritage Fund	-	7,289	84,518	118,979

For the Year Ended December 31, 2018	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$(4,499)	$44,289	$58,473	$591,665
Frontier Masters Fund	-	108,413	49,049	420,391
Frontier Long/Short Commodity Fund	(3,789)	-	1,653	82,890
Frontier Balanced Fund	145,134	77,495	920,570	1,378,226
Frontier Select Fund	-	-	132,408	117,056
Frontier Winton Fund	-	487,698	318,897	307,053
Frontier Heritage Fund	697	120,602	123,257	142,735

For the Year Ended December 31, 2017	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$(50,661)	$69,478	$132,465	$1,347,386
Frontier Masters Fund	-	184,365	89,344	672,227
Frontier Long/Short Commodity Fund	(144,752)	-	13,672	234,923
Frontier Balanced Fund	40,189	107,368	1,409,337	2,058,870
Frontier Select Fund	-	84,734	220,938	176,459
Frontier Winton Fund	(75,099)	877,626	465,225	565,481
Frontier Heritage Fund	(4,603)	193,000	182,048	191,996

The following table summarizes fees payable to the Managing Owner and Former Managing Owner as of December 31, 2019 and 2018.

As of December 31, 2019	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$-	$-	$-	$3,391	$35,877
Frontier Masters Fund	-	-	-	204	11,673
Frontier Long/Short Commodity Fund	-	-	-	-	3,468
Frontier Balanced Fund	-	8,795	105	41,635	70,179
Frontier Select Fund	-	-	-	6,906	6,000
Frontier Global Fund (Formerly Frontier Winton Fund)	-	-	56	11,263	22,540
Frontier Heritage Fund	-	-	166	5,362	11,170

As of December 31, 2018	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees

Frontier Diversified Fund	10,897	3,875	-	4,498	44,827
Frontier Masters Fund	-	8,347	-	1,750	27,984
Frontier Long/Short Commodity Fund	-	-	-	51	5,306
Frontier Balanced Fund	-	13,917	1,490	56,791	101,770
Frontier Select Fund	-	-	-	8,575	7,812
Frontier Winton Fund	-	42,705	8,124	17,803	24,353
Frontier Heritage Fund	-	9,201	1,238	6,684	10,189

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

The following table outlines the interest paid by each Series to the Managing Owner and Former Managing Owner and its ratio to average net assets for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017	2019	2018	2017
	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Ratio to Average Net Assets	Ratio to Average Net Assets	Ratio to Average Net Assets

Frontier Diversified Fund Class 1	$-	$-	$(3,860)	0.00%	0.00%	-0.12%
Frontier Diversified Fund Class 2	-	-	(19,555)	0.00%	0.00%	-0.18%
Frontier Diversified Fund Class 3	-	-	(7,071)	0.00%	0.00%	-0.07%
Frontier Masters Fund Class 1	-	-	(4,988)	0.00%	0.00%	-0.16%
Frontier Masters Fund Class 2	-	-	(5,113)	0.00%	0.00%	-0.14%
Frontier Masters Fund Class 3	-	-	(5,881)	0.00%	0.00%	-0.10%
Frontier Long/Short Commodity Fund Class 2	14	141	211	0.02%	0.00%	0.07%
Frontier Long/Short Commodity Fund Class 3	337	1,902	1,942	0.02%	0.39%	0.07%
Frontier Long/Short Commodity Fund Class 1a	-	-	533	0.00%	0.00%	0.24%
Frontier Long/Short Commodity Fund Class 2a	-	-	233	0.00%	0.00%	0.05%
Frontier Long/Short Commodity Fund Class 3a	-	-	189	0.00%	0.00%	0.02%
Frontier Balanced Fund Class 1	3,925	47,797	204,989	0.02%	0.16%	0.49%
Frontier Balanced Fund Class 1AP	64	(1,082)	2,627	0.02%	-0.21%	0.45%
Frontier Balanced Fund Class 2	764	8,556	55,580	0.02%	0.16%	0.69%
Frontier Balanced Fund Class 2a	10	(237)	516	0.00%	-0.06%	0.10%
Frontier Balanced Fund Class 3a	32	(520)	1,314	0.00%	-0.05%	0.09%
Frontier Select Fund Class 1	5,563	8,986	31,053	0.16%	0.10%	0.58%
Frontier Select Fund Class 1AP	15	39	94	0.19%	0.13%	1.68%
Frontier Select Fund Class 2	174	919	4,681	0.16%	0.11%	0.55%
Frontier Winton Fund Class 1	23,787	122,387	76,277	0.40%	3.30%	0.59%
Frontier Winton Fund Class 1AP	114	623	149	0.33%	0.01%	0.43%
Frontier Winton Fund Class 2	1,386	10,552	41,050	0.35%	0.17%	0.42%
Frontier Heritage Fund Class 1	5,323	18,510	40,215	0.19%	0.70%	0.67%
Frontier Heritage Fund Class 1AP	9	13	36	0.15%	0.00%	0.16%
Frontier Heritage Fund Class 2	1,088	2,948	10,965	0.18%	0.10%	1.28%

Total	$42,605	$221,534	$426,185

Related Parties—

During 2017, Frontier Diversified Fund and Frontier Masters Fund borrowed from the pooled cash management account to fund a portion of its investments in Galaxy Plus entities. As of December 31, 2018, and 2019, there were no borrowings. Frontier Diversified Fund and Frontier Masters Fund were charged an annual interest rate of 0.25% on this borrowing in 2017.

The Series’ administrator is Gemini Hedge Fund Services, LLC. Gemini Hedge Fund Services, LLC is an affiliate of the Sponsor.

The Series’ transfer agency provider is Gemini Fund Services, LLC. Gemini Fund Services, LLC is an affiliate of the Sponsor.

7. Financial Highlights

The following information presents the financial highlights of the Series for the years ended December 31, 2019, 2018 and 2017. This data has been derived from the information presented in the financial statements.

For the year ended December 31, 2019

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 1a	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2018	$102.25	$120.84	$112.62	$91.10	$107.68	$100.77	$56.80	$98.82	$66.52	$103.66	$69.83
Net operating results:
Interest income	0.15	0.17	0.16	0.11	0.13	0.12	0.05	0.10	0.06	0.10	0.06
Expenses	(6.83)	(4.47)	(4.17)	(7.39)	(6.11)	(5.75)	(3.24)	(2.57)	(1.62)	(2.70)	(1.70)
Net gain/(loss) on investments, net of non-controlling interests	5.54	5.03	4.99	(11.54)	(14.52)	(13.36)	(9.41)	(14.74)	(12.41)	(15.41)	(12.88)
Net income/(loss)	(1.15)	0.74	0.98	(18.82)	(20.49)	(18.98)	(12.60)	(17.22)	(13.97)	(18.02)	(14.51)
Net asset value, December 31, 2019	$101.10	$121.58	$113.61	$72.28	$87.18	$81.78	$44.20	$81.60	$52.55	$85.64	$55.31

Ratios to average net assets
Net investment income/(loss)	-6.58%	-3.55%	-3.55%	-8.52%	-5.91%	-5.91%	-6.45%	-2.67%	-2.67%	-2.67%	-2.67%
Expenses before incentive fees (3)(4)	6.73%	3.70%	3.70%	8.65%	6.04%	6.04%	6.55%	2.77%	2.77%	2.77%	2.77%
Expenses after incentive fees (3)(4)	6.73%	3.70%	3.70%	8.65%	6.04%	6.04%	6.55%	2.77%	2.77%	2.77%	2.77%
Total return before incentive fees (2)	-1.12%	0.61%	0.87%	-20.66%	-19.03%	-18.84%	-22.19%	-17.43%	-21.00%	-17.38%	-20.79%
Total return after incentive fees (2)	-1.12%	0.61%	0.87%	-20.66%	-19.03%	-18.84%	-22.19%	-17.43%	-21.00%	-17.38%	-20.79%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2018	$117.63	$134.16	$180.94	$156.81	$156.26	$71.41	$82.48	$108.18
Net operating results:
Interest income	0.21	0.24	0.33	0.28	0.28	(0.00)	0.00	(0.00)
Expenses	(8.01)	(5.25)	(7.08)	(6.12)	(6.12)	(3.93)	(2.09)	(2.69)
Net gain/(loss) on investments, net of non-controlling interests	7.40	8.66	11.63	10.08	10.08	(0.93)	(1.88)	(1.55)
Net income/(loss)	(0.40)	3.65	4.88	4.23	4.24	(4.86)	(3.97)	(4.24)
Net asset value, December 31, 2019	$117.23	$137.81	$185.82	$161.04	$160.50	$66.56	$78.51	$103.94

Ratios to average net assets
Net investment income/(loss)	-6.73%	-3.73%	-3.73%	-3.73%	-3.73%	-5.42%	-2.42%	-2.42%
Expenses before incentive fees (3)(4)	6.91%	3.91%	3.91%	3.91%	3.91%	5.42%	2.42%	2.42%
Expenses after incentive fees (3)(4)	6.91%	3.91%	3.91%	3.91%	3.91%	5.42%	2.42%	2.42%
Total return before incentive fees (2)	-0.34%	2.72%	2.70%	2.70%	2.71%	-6.80%	-4.81%	-3.92%
Total return after incentive fees (2)	-0.34%	2.72%	2.70%	2.70%	2.71%	-6.80%	-4.81%	-3.92%

	Frontier Global Fund (Formerly Frontier Winton Fund)			Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP		Class 2
Per unit operating performance (1)
Net asset value, December 31, 2018	$131.57	$149.92	$187.17	$99.83	$111.78		$152.53
Net operating results:
Interest income	(0.00)	(0.00)	(0.00)	(0.00)	0.00		(0.00)
Expenses	(11.16)	(8.15)	(10.11)	(6.90)	(4.6	2)	(5.93)
Net gain/(loss) on investments, net of non-controlling interests	11.11	12.66	15.76	4.61	7.00		7.00
Net income/(loss)	(0.05)	4.51	5.65	(2.29)	2.37		1.06
Net asset value, December 31, 2019	$131.52	$154.43	$192.82	$97.54	$114.15		$153.59

Ratios to average net assets
Net investment income/(loss)	-7.99%	-4.99%	-4.99%	-6.71%	-3.70%		-3.70%
Expenses before incentive fees (3)(4)	7.99%	4.99%	4.99%	6.71%	3.70%		3.70%
Expenses after incentive fees (3)(4)	7.99%	4.99%	4.99%	6.71%	3.70%		3.70%
Total return before incentive fees (2)	-0.04%	3.01%	3.02%	-2.30%	2.12%		0.70%
Total return after incentive fees (2)	-0.04%	3.01%	3.02%	-2.30%	2.12%		0.70%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.
(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees are included in the total return.

For the year ended December 31, 2018

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 1a	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2017	$116.41	$135.19	$125.68	$114.74	$133.27	$124.40	$81.35	$115.81	$93.59	$121.50	$97.99
Net operating results:
Interest income	0.21	0.24	0.23	0.30	0.35	0.33	0.28	0.41	0.31	0.42	0.33
Expenses	(7.04)	(4.43)	(4.13)	(9.05)	(8.14)	(7.55)	(4.71)	(2.61)	(2.01)	(2.71)	(2.12)
Net gain/(loss) on investments, net of non-controlling interests	(7.33)	(10.16)	(9.16)	(14.88)	(17.80)	(16.41)	(20.12)	(14.79)	(25.38)	(15.56)	(26.37)
Net income/(loss)	(14.16)	(14.35)	(13.06)	(23.64)	(25.59)	(23.63)	(24.55)	(16.99)	(27.07)	(17.84)	(28.16)
Net asset value, December 31, 2018	$102.25	$120.84	$112.62	$91.10	$107.68	$100.77	$56.80	$98.82	$66.52	$103.66	$69.83

Ratios to average net assets
Net investment income/(loss)	-8.66%	-4.56%	-4.56%	-12.07%	-9.10%	-9.10%	-7.95%	-2.73%	-2.73%	-2.73%	-2.74%
Expenses before incentive fees (3)(4)	8.95%	4.85%	4.85%	12.47%	9.51%	9.51%	8.56%	3.34%	3.34%	3.34%	3.38%
Expenses after incentive fees (3)(4)	8.92%	4.82%	4.82%	12.47%	9.51%	9.51%	8.45%	3.23%	3.23%	3.23%	3.24%
Total return before incentive fees (2)	-12.19%	-10.64%	-10.42%	-20.60%	-19.20%	-19.00%	-30.29%	-14.78%	-29.04%	-14.80%	-28.88%
Total return after incentive fees (2)	-12.16%	-10.61%	-10.39%	-20.60%	-19.20%	-19.00%	-30.18%	-14.67%	-28.92%	-14.68%	-28.74%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2017	$135.96	$150.56	$202.90	$175.77	$175.18	$90.27	$100.02	$132.73
Net operating results:
Interest income	0.12	0.14	0.19	0.16	0.16	0.00	0.00	0.00
Expenses	(8.93)	(5.90)	(7.95)	(6.89)	(6.87)	(4.19)	(2.15)	(2.94)
Net gain/(loss) on investments, net of non-controlling interests	(9.52)	(10.64)	(14.20)	(12.23)	(12.21)	(14.67)	(15.39)	(21.61)
Net income/(loss)	(18.33)	(16.40)	(21.96)	(18.96)	(18.92)	(18.86)	(17.54)	(24.55)
Net asset value, December 31, 2018	$117.63	$134.16	$180.94	$156.81	$156.26	$71.41	$82.48	$108.18

Ratios to average net assets
Net investment income/(loss)	-9.49%	-5.48%	-5.48%	-5.48%	-5.48%	-7.38%	-3.37%	-3.37%
Expenses before incentive fees (3)(4)	9.24%	5.23%	5.23%	5.23%	5.23%	7.38%	3.37%	3.37%
Expenses after incentive fees (3)(4)	9.62%	5.62%	5.62%	5.62%	5.62%	7.38%	3.37%	3.37%
Total return before incentive fees (2)	-13.10%	-10.51%	-10.44%	-10.41%	-10.42%	-20.89%	-17.54%	-18.50%
Total return after incentive fees (2)	-13.48%	-10.89%	-10.82%	-10.79%	-10.80%	-20.89%	-17.54%	-18.50%

	Frontier Winton Fund			Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2017	$159.08	$176.44	$216.50	$121.19	$134.28	$179.70
Net operating results:
Interest income	0.00	0.00	0.01	0.00	0.00	0.00
Expenses	(14.29)	(11.05)	(14.12)	(10.86)	(8.95)	(11.58)
Net gain/(loss) on investments, net of non-controlling interests	(13.22)	(15.47)	(15.21)	(10.50)	(13.55)	(15.59)
Net income/(loss)	(27.51)	(26.52)	(29.33)	(21.36)	(22.50)	(27.17)
Net asset value, December 31, 2018	$131.57	$149.92	$187.17	$99.83	$111.78	$152.53

Ratios to average net assets
Net investment income/(loss)	-13.50%	-9.49%	-9.49%	-11.85%	-7.84%	-7.84%
Expenses before incentive fees (3)(4)	13.50%	9.49%	9.49%	11.84%	7.83%	7.83%
Expenses after incentive fees (3)(4)	13.50%	9.49%	9.49%	11.85%	7.84%	7.84%
Total return before incentive fees (2)	-17.29%	-15.03%	-13.55%	-17.61%	-16.74%	-15.11%
Total return after incentive fees (2)	-17.29%	-15.03%	-13.55%	-17.63%	-16.76%	-15.12%

(5)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(6)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(7)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.
(8)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees are included in the total return.

For the year ended December 31, 2017

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 1a	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2016	$116.43	$132.94	$123.27	$112.80	$128.78	$119.89	$92.78	$129.56	$105.67	$130.80	$107.50
Net operating results:
Interest income	0.29	0.34	0.31	0.61	0.70	0.65	0.01	0.00	(0.01)	0.00	0.00
Expenses	(8.27)	(4.76)	(4.39)	(9.05)	(7.54)	(6.99)	(4.71)	(3.55)	(2.89)	(3.61)	(2.94)
Net gain/(loss) on investments, net of non-controlling interests	7.96	6.67	6.49	10.38	11.33	10.85	(6.73)	(10.20)	(9.18)	(5.69)	(6.57)
Net income/(loss)	(0.02)	2.25	2.41	1.94	4.49	4.51	(11.43)	(13.75)	(12.08)	(9.30)	(9.51)
Net asset value, December 31, 2017	$116.41	$135.19	$125.68	$114.74	$133.27	$124.40	$81.35	$115.81	$93.59	$121.50	$97.99

Ratios to average net assets
Net investment income/(loss)	-9.18%	-4.41%	-4.41%	-10.21%	-7.19%	-7.19%	-7.09%	-4.08%	-4.08%	-4.08%	-4.16%
Expenses before incentive fees (3)(4)	9.65%	4.88%	4.88%	10.95%	7.93%	7.93%	7.99%	4.98%	4.98%	4.98%	5.31%
Expenses after incentive fees (3)(4)	9.52%	4.75%	4.75%	10.95%	7.93%	7.93%	7.09%	4.08%	4.08%	4.08%	4.16%
Total return before incentive fees (2)	-0.15%	1.56%	1.82%	1.72%	3.49%	3.76%	-13.23%	-11.52%	-12.34%	-8.02%	-10.00%
Total return after incentive fees (2)	-0.02%	1.69%	1.96%	1.72%	3.49%	3.76%	-12.32%	-10.61%	-11.43%	-7.11%	-8.85%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2016	$134.80	$144.97	$194.99	$169.05	$168.49	$94.06	$101.16	$134.25
Net operating results:
Interest income	0.05	0.05	0.07	0.06	0.06	0.00	0.00	0.00
Expenses	(8.66)	(5.04)	(6.80)	(5.90)	(5.87)	(5.33)	(2.99)	(3.98)
Net gain/(loss) on investments, net of non-controlling interests	9.77	10.58	14.64	12.56	12.50	1.54	1.85	2.46
Net income/(loss)	1.16	5.59	7.91	6.72	6.69	(3.79)	(1.14)	(1.52)
Net asset value, December 31, 2017	$135.96	$150.56	$202.90	$175.77	$175.18	$90.27	$100.02	$132.73

Ratios to average net assets
Net investment income/(loss)	-8.50%	-4.51%	-4.51%	-4.51%	-4.51%	-8.23%	-4.24%	-4.24%
Expenses before incentive fees (3)(4)	8.48%	4.49%	4.49%	4.49%	4.49%	8.23%	4.24%	4.24%
Expenses after incentive fees (3)(4)	8.54%	4.56%	4.56%	4.56%	4.56%	8.23%	4.24%	4.24%
Total return before incentive fees (2)	0.92%	3.92%	4.12%	4.04%	4.03%	-4.03%	-1.13%	-1.13%
Total return after incentive fees (2)	0.86%	3.86%	4.06%	3.98%	3.97%	-4.03%	-1.13%	-1.13%

	Frontier Winton Fund			Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2016	$154.51	$166.17	$210.98	$119.58	$128.60	$172.10
Net operating results:
Interest income	0.32	0.35	0.44	0.00	0.00	0.00
Expenses	(13.04)	(9.32)	(11.79)	(9.12)	(6.22)	(8.35)
Net gain/(loss) on investments, net of non-controlling interests	17.29	19.24	16.87	10.73	11.90	15.95
Net income/(loss)	4.57	10.27	5.52	1.61	5.68	7.60
Net asset value, December 31, 2017	$159.08	$176.44	$216.50	$121.19	$134.28	$179.70

Ratios to average net assets
Net investment income/(loss)	-11.41%	-7.42%	-7.42%	-10.67%	-6.68%	-6.68%
Expenses before incentive fees (3)(4)	11.98%	8.00%	8.00%	10.73%	6.74%	6.74%
Expenses after incentive fees (3)(4)	11.69%	7.71%	7.71%	10.67%	6.68%	6.68%
Total return before incentive fees (2)	2.67%	5.89%	2.33%	1.29%	4.36%	4.36%
Total return after incentive fees (2)	2.96%	6.18%	2.62%	1.35%	4.42%	4.42%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.
(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees are included in the total return.

8. Derivative Instruments and Hedging Activities

The Series’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Series do not enter into or hold positions for hedging purposes as defined under ASC 815, Derivatives and Hedging (“ASC 815”). The detail of the fair value of the Series’ derivatives by instrument types as of December 31, 2019 and 2018 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to each Series’ position in swap contracts.

The following tables summarize the monthly averages of futures contracts bought and sold for each respective Series of the Trust:

For the Year Ended December 31, 2019

Monthly average contracts:

	Bought	Sold
Frontier Balanced Fund	1,209	1,409

For the Year Ended December 31, 2018

Monthly average contracts:

	Bought	Sold
Frontier Balanced Fund	2,183	1,971

For the Year Ended December 31, 2017

Monthly average contracts:

	Bought	Sold
Frontier Balanced Fund	1,070	1,008
Frontier Select Fund	4,019	4,191
Frontier Winton Fund	1,998	1,980

The following tables summarize the trading revenues for the years ended December 31, 2019, 2018 and 2017 by sector:

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended December 31, 2019

Type of contract	Frontier Balanced Fund

Agriculturals	$230,294
Currencies	(104,139)
Energies	124,324
Interest rates	(43,735)
Metals	(71,367)
Stock indices	151
Realized trading income/(loss)(1)	$135,528

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended December 31, 2018

Type of contract	Frontier Balanced Fund

Agriculturals	$(20,839)
Currencies	(374,202)
Energies	74,850
Interest rates	(62,765)
Metals	11,010
Stock indices	(4,991)
Realized trading income/(loss)(1)	$(376,937)

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

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2019

Type of contract	Frontier Balanced Fund

Agriculturals	$(37,494)
Currencies	(127,586)
Energies	9,624
Interest rates	(4,922)
Metals	26,498
Stock indices	-
Change in unrealized trading income/(loss)(1)	$(133,880)

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

Certain financial instruments and derivative instruments are eligible for offset in the statements of financial condition under GAAP. The Series’ open trade equity/(deficit), options written, and receivables from FCM’s are subject to master netting arrangements and collateral arrangements and meet the GAAP guidance to qualify for offset. A master netting arrangement with a counterparty creates a right of offset for amounts due to and from that same counterparty that is enforceable in the event of a default or bankruptcy. The Series’ policy is to recognize amounts subject to master netting arrangements on a net basis on the statements of financial condition.

The following tables present gross and net information about the Series’ assets and liabilities subject to master netting arrangements as disclosed on the statements of financial condition as of December 31, 2019 and 2018.

As of December 31, 2019

	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition
Frontier Balanced Fund
Open Trade Equity/(Deficit)	$154,778	$(38,594)	$116,184
Swap Contracts	11,944,753	-	$11,944,753

Frontier Diversified Fund
Swap Contracts	$6,384,583	$-	$6,384,583

Frontier Long/Short Commodity Fund
Swap Contracts	$362,521	$-	$362,521

Frontier Heritage Fund
Swap Contracts	$2,888,009	$-	$2,888,009

As of December 31, 2018

	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition
Frontier Balanced Fund
Open Trade Equity/(Deficit)	$348,879	$(128,220)	$220,659
Swap Contracts	10,794,908	-	$10,794,908

Frontier Diversified Fund
Swap Contracts	$5,920,414	$-	$5,920,414

Frontier Long/Short Commodity Fund
Swap Contracts	$479,102	$-	$479,102

Frontier Heritage Fund
Swap Contracts	$2,955,444	$-	$2,955,444

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

11. Subsequent Events

Effective February 1, 2020, the administrator and transfer agency provider of the Series was changed from Gemini Hedge Fund Services, LLC to Sudrania Fund Services Corp. Sudrania Fund Services Corp (the "Administrator") serves as the administrator and registrar and transfer agent to the Series and performs certain administrative and accounting services for the Series. The Administrator is paid customary fees for the services that it provides to the Series.

Gemini Alternative Funds, LLC, an affiliate of Gemini Hedge Fund Services, LLC continues to sponsor and operate each Master Fund.

Frontier Balanced Fund

Effective March 12, 2020, Frontier Fund Management, the managing owner of the Registrant, removed Emil Van Essen, LLC (“Emil Van Essen”), a major commodity trading advisor for the Frontier Balanced Fund. Emil Van Essen was accessed through the Galaxy Plus Managed Account platform.

The current commodity trading advisors, including those advising commodity pools on the Galaxy Plus Managed Account Platform and/or reference programs for the Frontier Balanced Fund are:

Aspect Capital Limited

●	Crabel Capital Management, LLC

●	Doherty Advisors, LLC (Non-Major)

●	Fort, LP

●	H2O AM LLP

●	Landmark Trading Company (Non-Major)

●	Quantitative Investment Management, LLC

●	Quest Partners, LLC

●	Welton Investment Partners, LLC

●	Wimmer Horizon LLP

As a result of the removal of Emil Van Essen, LLC, the managing owner has made the following allocation adjustments to Frontier Balanced Fund.

As of March 13, 2020, the allocation of the assets of the Frontier Balanced Fund between the trading advisors was as follows (however, the actual allocation among trading advisors for the Frontier Balanced Fund will vary based on the relative trading performance of the trading advisors and/or reference programs, and the managing owner may otherwise vary such percentages from time to time in its sole discretion):

Advisor	Allocation as of March 13, 2020 (expressed as a percentage of aggregate notional exposure to commodity trading programs)
Aspect Capital Limited (accessed via Galaxy Plus Fund – Aspect Feeder Fund (532) LLC)	19%
Crabel Capital Management, LLC	7%
Doherty Advisors, LLC (accessed via Galaxy Plus Fund – Doherty Feeder Fund (528) LLC)	6%
FORT, L.P. (accessed via Galaxy Plus Fund – FORT Contrarian Feeder Fund (510) LLC)	12%
H2O AM LLP	17%
Landmark Trading Company (accessed via Galaxy Plus Fund – LRR Feeder Fund (522) LLC)	2%
Quantitative Investment Management, LLC (accessed via Galaxy Plus Fund – QIM Feeder Fund (526) LLC)	14%
Quest Partners LLC (accessed via Galaxy Plus Fund – Quest Feeder Fund (517) LLC and Galaxy Plus Fund – Quest FIT Feeder Fund (531) LLC))	4%
Welton Investment Partners, LLC (accessed via Galaxy Plus Fund – Welton GDP Feeder Fund (538) LLC)	12%
Wimmer Horizon LLP	7%

Frontier Diversified Fund

Effective March 12, 2020, Frontier Fund Management, the managing owner of the Registrant, removed Emil Van Essen, LLC (“Emil Van Essen”), a major commodity trading advisor for the Frontier Diversified Fund. Emil Van Essen was accessed through the Galaxy Plus Managed Account platform.

The current commodity trading advisors, including those advising commodity pools on the Galaxy Plus Managed Account Platform and/or reference programs for the Frontier Diversified Fund are:

●	Aspect Capital Limited

●	Crabel Capital Management, LLC

●	Doherty Advisors, LLC (Non-Major)

●	Fort, LP

●	H2O AM LLP

●	Landmark Trading Company (Non-Major)

●	Quantitative Investment Management, LLC

●	Quest Partners, LLC

●	Welton Investment Partners, LLC

As a result of the removal of Emil Van Essen, LLC, the managing owner has made the following allocation adjustments to Frontier Diversified Fund.

As of March 13, 2020, the allocation of the assets of the Frontier Diversified Fund between the trading advisors was as follows (however, the actual allocation among trading advisors for the Frontier Diversified Fund will vary based on the relative trading performance of the trading advisors and/or reference programs, and the managing owner may otherwise vary such percentages from time to time in its sole discretion):

Advisor	Allocation as of March 13, 2020 (expressed as a percentage of aggregate notional exposure to commodity trading programs)
Aspect Capital Limited (accessed via Galaxy Plus Fund – Aspect Feeder Fund (532) LLC)	23%
Crabel Capital Management, LLC	7%
Doherty Advisors, LLC (accessed via Galaxy Plus Fund – Doherty Feeder Fund (528) LLC)	7%
FORT, L.P. (accessed via Galaxy Plus Fund – FORT Contrarian Feeder Fund (510) LLC)	17%
H2O AM LLP	12%
Landmark Trading Company (accessed via Galaxy Plus Fund – LRR Feeder Fund (522) LLC)	2%
Quantitative Investment Management, LLC (accessed via Galaxy Plus Fund – QIM Feeder Fund (526) LLC)	12%
Quest Partners LLC (accessed via Galaxy Plus Fund – Quest Feeder Fund (517) LLC and Galaxy Plus Fund – Quest FIT Feeder Fund (531) LLC))	7%
Welton Investment Partners, LLC (accessed via Galaxy Plus Fund – Welton GDP Feeder Fund (538) LLC)	13%

Frontier Masters Fund

Effective March 12, 2020, Frontier Fund Management, the managing owner of the Registrant, removed Emil Van Essen, LLC (“Emil Van Essen”), a major commodity trading advisor for the Frontier Masters Fund. Emil Van Essen was accessed through the Galaxy Plus Managed Account platform.

Effective March 12, 2020, Frontier Fund Management, the managing owner of the Registrant, removed Transtrend B.V. (“Transtrend”), a major commodity trading advisor for the Frontier Masters Fund. Transtrend was accessed through the Galaxy Plus Managed Account platform.

The current commodity trading advisors, including those advising commodity pools on the Galaxy Plus Managed Account Platform and/or reference programs for the Frontier Masters Fund are:

●	Aspect Capital Limited

●	Welton Investment Partners, LLC

As a result of the removal of Emil Van Essen, LLC and Transtrend, B.V., the managing owner has made the following allocation adjustments to Frontier Masters Fund.

As of March 13, 2020, the allocation of the assets of the Frontier Masters Fund between the trading advisors was as follows (however, the actual allocation among trading advisors for the Frontier Masters Fund will vary based on the relative trading performance of the trading advisors and/or reference programs, and the managing owner may otherwise vary such percentages from time to time in its sole discretion):

Advisor	Allocation as of March 13, 2020 (expressed as a percentage of aggregate notional exposure to commodity trading programs)
Aspect Capital Limited (accessed via Galaxy Plus Fund – Aspect Feeder Fund (532) LLC)	81%
Welton Investment Partners, LLC (accessed via Galaxy Plus Fund – Welton GDP Feeder Fund (538) LLC)	19%

Frontier Long/Short Commodity Fund

Effective March 12, 2020, Frontier Fund Management, the managing owner of the Registrant, removed Emil Van Essen, LLC (“Emil Van Essen”), a major commodity trading advisor for the Frontier Long/Short Commodity Fund. Emil Van Essen was accessed through the Galaxy Plus Managed Account platform.

The current commodity trading advisors, including those advising commodity pools on the Galaxy Plus Managed Account Platform and/or reference programs for the Frontier Long/Short Commodity Fund are:

●	JE Moody & Company

●	Landmark Trading Company (Non-major)

●	Rosetta Capital Management, LLC

●	Welton Investment Partners, LLC

As a result of the removal of Emil Van Essen, LLC, the managing owner has made the following allocation adjustments to Frontier Long/Short Commodity Fund.

As of March 13, 2020, the allocation of the assets of the Frontier Long/Short Commodity Fund between the trading advisors was as follows (however, the actual allocation among trading advisors for the Frontier Long/Short Commodity Fund will vary based on the relative trading performance of the trading advisors and/or reference programs, and the managing owner may otherwise vary such percentages from time to time in its sole discretion):

Advisor	Allocation as of March 13, 2020 (expressed as a percentage of aggregate notional exposure to commodity trading programs)
JE Moody & Company	30%
Landmark Trading Company (accessed via Galaxy Plus Fund – LRR Feeder Fund (522) LLC)	7%
Rosetta Capital Management, LLC (accessed via Galaxy Plus Fund – LRR Feeder Fund (522) LLC)	40%
Welton Investment Partners, LLC (accessed via Galaxy Plus Fund – Welton GDP Feeder Fund (538) LLC)	23%

Frontier Select Fund

Effective March 12, 2020, Frontier Fund Management, the managing owner of the Registrant, removed Transtrend B.V. (“Transtrend”), a major commodity trading advisor for the Frontier Select Fund. Transtrend was accessed through the Galaxy Plus Managed Account platform.

The current commodity trading advisors, including those advising commodity pools on the Galaxy Plus Managed Account Platform and/or reference programs for the Frontier Select Fund are:

●	BH-DG Systematic Trading, LLP

●	Welton Investment Partners, LLC

As a result of the removal of Transtrend B.V., the managing owner has made the following allocation adjustments to Frontier Select Fund.

As of March 13, 2020, the allocation of the assets of the Frontier Select Fund between the trading advisors was as follows (however, the actual allocation among trading advisors for the Frontier Select Fund will vary based on the relative trading performance of the trading advisors and/or reference programs, and the managing owner may otherwise vary such percentages from time to time in its sole discretion):

Advisor	Allocation as of March 13, 2020 (expressed as a percentage of aggregate notional exposure to commodity trading programs)
BH-DG Systematic Trading, LLP	48%
Welton Investment Partners, LLC (accessed via Galaxy Plus Fund – Welton GDP Feeder Fund (538) LLC)	52%

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Executive Committee of Frontier Funds

Opinions on the Financial Statements

We have audited the accompanying consolidated statement of financial condition, including the consolidated schedule of investments, of the Frontier Funds (the “Trust”) as of December 31, 2019, and the related consolidated statements of operations, changes in owners’ capital and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the Trust’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinions.

/s/ Spicer Jeffries LLP

We have served as auditor of the Frontier Funds Trust since 2019.

Denver, Colorado

March 30, 2020

Frontier Funds

Consolidated Statements of Financial Condition

December 31, 2019 and December 31, 2018

	December 31, 2019	December 31, 2018

ASSETS

Cash and cash equivalents	$367,568	$1,729,879
U.S. Treasury securities, at fair value	650,728	5,684,327
Open trade equity, at fair value	116,184	-
Incentive fee receivable	-	78,845
Receivable from futures commission merchants	2,526,242	11,255,848
Swap contracts, at fair value	21,579,865	20,149,868
Investments in private investment companies, at fair value	35,926,037	46,557,428
Interest receivable	13,363	117,168
Receivable from related parties	11,453	-
Redemptions receivable from private investment companies	552,017	-
Other assets	5,700	-

Total Assets	$61,749,157	$85,573,363

LIABILITIES & CAPITAL

LIABILITIES
Open trade deficit, at fair value	$-	$398,189
Redemptions payable	133,633	-
Owner redemptions payable	-	23,759
Incentive fees payable to Managing Owner	-	10,897
Management fees payable to Managing Owner	8,795	78,045
Interest payable to Managing Owner	327	10,852
Trading fees payable to Managing Owner	160,907	222,241
Service fees payable to Managing Owner	68,762	96,152
Risk analysis fees payable	8,465	27,562
Advance on unrealized Swap Appreciation	12,191,555	12,191,555
Subscriptions in advance for service fee rebates	598,042	497,326
Other liabilities	22,078	4,003

Total Liabilities	13,192,564	13,560,581

OWNERS CAPITAL
Managing Owner Units	487,974	851,595
Limited Owner Units	48,068,619	71,161,187

Total Owners Capital	48,556,593	72,012,782

Total Liabilities and Owners Capital	$61,749,157	$85,573,363

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Condensed Schedule of Investments

December 31, 2019

% of Total Capital
Description	Fair Value	(Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$(3,344)	-0.01%
Various agriculture futures contracts (U.S.)	22,437	0.05%
Various soft futures contracts (Far East)	709	0.00%
Various energy futures contracts (U.S.)	(735)	0.00%
Various soft futures contracts (U.S.)	1,740	0.00%
Various interest rates futures contracts (Europe)	(2,763)	-0.01%
Various precious metal futures contracts (U.S.)	45,590	0.09%
Various stock index futures contracts (Europe)	(2,506)	-0.01%
Various stock index futures contracts (Far East)	(7,157)	-0.01%
Various stock index futures contracts (Oceanic)	(21,237)	-0.04%
Various stock index futures contracts (U.S.)	21,385	0.04%
Total Long Futures Contracts	$54,119	0.10%
SHORT FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$(6,369)	-0.01%
Various agriculture futures contracts (U.S.)	(1,410)	0.00%
Various energy futures contracts (U.S.)	3,380	0.01%
Various interest rates futures contracts (Europe)	9,572	0.02%
Various interest rates futures contracts (Far East)	1,104	0.00%
Various soft futures contracts (U.S.)	(3,340)	-0.01%
Total Short Futures Contracts	$2,937	0.01%
CURRENCY FORWARDS *
Various currency forwards contracts (NA)	59,128	0.12%
Total Currency Forwards	$59,128	0.12%
Total Open Trade Equity (Deficit)	$116,184	0.23%

SWAPS (1)
Frontier Brevan Howard swap (U.S.)	$2,888,008	5.95%
Frontier XXXIV Balanced select swap (U.S.)	11,944,753	24.60%
Frontier XXXV Diversified select swap (U.S.)	6,384,583	13.15%
Frontier XXXVII L/S select swap (U.S.)	362,521	0.75%
Total Swaps	$21,579,865	44.45%
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	$1,484,422	3.06%
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	3,180,963	6.55%
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	4,620,630	9.52%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	4,016,291	8.27%
Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	157,773	0.32%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	1,032,745	2.13%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	12,052,434	24.82%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	6,565,468	13.52%
Galaxy Plus Fund - TT Feeder Fund (531) LLC	1,821,275	3.75%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	994,036	2.05%
Total Private Investment Companies	$35,926,037	73.99%

U.S. TREASURY SECURITIES

FACE VALUE	Fair Value

$510,000	US Treasury Note 6.875% due 08/15/2025 (Cost $652,026)	$650,728	1.34%
Total U.S. Treasury Securities	$650,728	1.34%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Consolidated Financial Statements, Note 4.
(2)	See Notes to Consolidated Financial Statements, Note 5.

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

Frontier Funds

Consolidated Statements of Operations

For the Years Ended December 31, 2019, 2018, and 2017

	2019	2018	2017

Investment income:
Interest - net	$98,785	$223,482	$255,478

Total Income	98,785	223,482	255,478

Expenses:
Incentive Fees (rebate)	-	137,543	(147,256)
Management Fees	78,678	838,497	1,516,571
Risk analysis Fees	5,576	85,830	142,535
Service Fees - Class 1	1,028,325	1,604,307	2,513,028
Trading Fees	2,216,815	3,040,016	5,247,342
Other Fees	-	125,642	-
Total Expenses	3,329,394	5,831,835	9,272,220

Investment income/(loss) - net	(3,230,609)	(5,608,353)	(9,016,742)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	$(1,221,223)	681,508	3,803,691
Net unrealized gain/(loss) on private investment companies	3,941,383	(10,259,391)	90,112
Net realized gain/(loss) on private investment companies	(2,575,249)	544,849	7,844,635
Net change in open trade equity/(deficit)	568,782	(2,144,664)	(281,062)
Net unrealized gain/(loss) on swap contracts	1,429,999	2,041,028	(402,290)
Net realized gain/(loss) on U.S. Treasury securities	59,992	(556,676)	686,550
Net unrealized gain/(loss) on U.S. Treasury securities	(39,696)	191,566	(184,479)
Trading commissions	(37,464)	(103,639)	(398,077)

Net gain/(loss) on investments	2,126,524	(9,605,419)	11,159,080

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(1,104,086)	$(15,213,772)	$2,142,338

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Statements of Changes in Owners’ Capital

for the Year Ended December 31, 2019

	Managing Owner	Limited Owners	Total

Owners’ Capital, December 31, 2016	2,276,211	216,935,224	219,211,435

Sale of Units	696,956	736,677	1,433,633
Redemption of Units	(1,810,853)	(107,270,434)	(109,081,287)
Payment made by Related Party	-	58,146	58,146
Net increase/(decrease) in Owners’ Capital resulting from operations	(2,330)	2,144,668	2,142,338

Owners’ Capital, December 31, 2017	1,159,984	112,604,281	113,764,265

Sale of Units (including transfers)	-	-	-
Redemption of Units (including transfers)	(162,000)	(26,433,650)	(26,595,650)
Payment made by Related Party	-	11,636	11,636
Payment made by Managing Owner	-	46,303	46,303
Net increase/(decrease) in Owners’ Capital resulting from operations	(146,389)	(15,067,383)	(15,213,772)

Owners’ Capital, December 31, 2018	$851,595	$71,161,187	$72,012,782

Sale of Units (including transfers)	-	-	-
Redemption of Units (including transfers)	(359,250)	(21,992,853)	(22,352,103)
Payment made by Related Party
Payment made by Managing Owner
Net increase/(decrease) in Owners’ Capital resulting from operations	(4,371)	(1,099,715)	(1,104,086)

Owners’ Capital, December 31, 2019	$487,974	$48,068,619	$48,556,593

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2019, 2018, and 2017

	2019	2018	2017

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(1,104,086)	$(15,213,772)	$2,142,338
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity	(568,782)	1,966,603	577,793
Net unrealized (gain)/loss on swap contracts	(1,429,998)	(2,041,029)	402,290
Net unrealized (gain)/loss on U.S. Treasury securities	39,696	(191,566)	184,479
Net realized (gain)/loss on U.S. Treasuries securities	(59,992)	556,676	(686,550)
Net unrealized (gain)/loss on private investment companies	(3,941,384)	10,259,391	(90,112)
Net realized (gain)/loss on private investment companies	2,575,249	(544,849)	(7,844,635)
(Purchases) sales of:
Sales of swap contracts
(Purchases) of U.S. Treasury securities	(13,272,491)	(18,713,224)	(13,304,662)
Sales of U.S. Treasury securities	18,278,732	23,268,005	45,040,554
(Purchases) of Private Investment Companies	(23,995,709)	(24,123,914)	(53,856,821)
Sales of Private Investment Companies	36,009,558	34,776,548	102,575,451
Reduction of collateral in Swap contracts	-	2,750,000	18,578,050
U.S. Treasury interest and premium paid/amortized	85,741	292,200	635,996
Increase and/or decrease in:
Receivable from futures commission merchants	8,729,606	9,328,754	12,267,411
Interest receivable	103,805	97,562	583,323
Receivable from related parties	(11,453)	58,146	29,524
Other assets	(557,717)	-	-
Incentive fees receivable to Managing Owner	-	-	(57,082)
Incentive fees payable to Managing Owner	67,948	(63,902)	53,036
Management fees payable to Managing Owner	(69,250)	(12,927)	(342,458)
Interest payable to Managing Owner	(10,525)	(15,155)	(37,268)
Trading fees payable to Managing Owner	(61,334)	(112,244)	(188,614)
Service fees payable to Managing Owner	(27,390)	(52,293)	(91,075)
Due from Managing Owner	-	31,887	(31,887)
Risk analysis fees payable	(19,097)	1,986	9,903
Payables to related parties	-	-	(85,078)
Subscriptions in advance for service fee rebates	100,716	497,326	-
Other liabilities	18,075	(274,980)	134,935

Net cash provided by operating activities	20,879,918	22,525,229	106,598,841
Cash Flows from Financing Activities:

Proceeds from sale of capital	-	-	1,433,633
Payment for redemption of capital	(22,352,103)	(26,595,650)	(109,081,287)
Payment from the Managing Owner	-	46,303	-
Advance on unrealized Swap Appreciation	-	3,099,998	-
Payment made by Related Party	-	11,636	58,146
Redemptions payable	109,874	(53,014)	(1,060,999)

Net cash used in financing activities	(22,242,229)	(23,490,727)	(108,650,507)

Net increase (decrease) in cash and cash equivalents	(1,362,311)	(965,498)	(2,051,666)

Cash and cash equivalents, beginning of period	1,729,879	2,695,377	4,747,043
Cash and cash equivalents, end of period	$367,568	$1,729,879	$2,695,377

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Notes to Consolidated Financial Statements

1. Organization and Purpose

Frontier Funds, which is referred to in this report as the “Trust”, was formed on August 8, 2003, as a Delaware statutory trust and is set to expire on December 31, 2053. The Trust is a multi-advisor commodity pool, as described in in Commodity Futures Trading Commission (“CFTC”) Regulation § 4.10(d)(2). The Trust has authority to issue separate Series of Units pursuant to the requirements of the Trust Act. The assets of each Series are valued and accounted for separately from the assets of other Series. The Trust is not registered as an investment company under the Investment Company Act. It is managed by the Managing Owner.

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

The Trust has seven (7) separate and distinct Series of Units issued and outstanding: Frontier Diversified Fund, Frontier Masters Fund, Frontier Long/Short Commodity Fund, Frontier Balanced Fund, Frontier Select Fund, Frontier Global Fund, and Frontier Heritage Fund. The Trust financial statements are comprised of unitized Series which are consolidated into the Trust financial statements. However, the consolidated Trust does not issue units.

The Trust, with respect to each Series:

●	engages in the speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts), and may, from time to time, engage in cash and spot transactions.

●	allocates funds to a limited liability trading company or companies (“Trading Company” or “Trading Companies”) and Galaxy Plus entities (“Galaxy Plus”). Except as otherwise described in these notes, each Trading Company and Galaxy Plus entity has one-year renewable contracts with its own independent commodity trading advisor (s), or each, a Trading Advisor, that will manage all or a portion of such Trading Company’s and Galaxy Plus assets and make the trading decisions for the assets of each Series vested in such Trading Company and Galaxy Plus entity. Each Trading Company and Galaxy Plus entity will segregate its assets from any other Trading Company and Galaxy Plus entity.

●	maintains separate, distinct records for each Series, and accounts for the assets of each Series separately from the other Series.

●	calculates the Net Asset Value (“NAV”) of its Units for each Series separately from the other Series.

●	has an investment objective of increasing the value of each Series’ Units over the long term (capital appreciation), while managing risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments.

●	maintains each Series of Units in three to seven sub-classes—Class 1, Class 1AP, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of Frontier Diversified Fund, Frontier Masters Fund, and Frontier Long/Short Commodity Fund are charged a service fee of up to two percent (2.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to two percent (2.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1a Units of any Series during the first twelve(12) months following the effective date of their purchase are subject to a redemption fee of up to two percent (2.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. Investors who have purchased Class 1 or Class 1a Units of Frontier Balanced Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Global Fund (formerly Frontier Winton Fund) are charged a service fee of up to three percent (3.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to selling agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Frontier Diversified Fund, and Frontier Masters Fund or Class 2a Units of the Frontier Long/Short Commodity Fund sold until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series. Class 1AP was created as a sub-class of Class 1 and it has been presented separately because the fees applicable to it are different from those applicable to Class 1. Currently the service fee is not charged to Class 1AP investors. The Managing Owner may also pay selling agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such selling agents; and

●	all payments made to selling agents who are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and their associated persons that constitute underwriting compensation will be subject to the limitations set forth in Rule 2310(b)(4)(B)(ii) (formerly Rule 2810(b)(4)(B)(ii)) of the Conduct Rules of FINRA (“Rule 2310”). An investor’s Class 1 Units or Class 2 Units of any Series, or Class 1a Units or Class 2a Units of the Frontier Long/Short Commodity Fund or Frontier Balanced Fund will be classified as Class 3 or Class 3a Units of such Series, as applicable, when the Managing Owner determines that the fee limitation set forth in Rule 2310 with respect to such Units has been reached or will be reached. The service fee limit applicable to each unit sold is reached upon the earlier of when (i) the aggregate initial and ongoing service fees received by the selling agent with respect to such unit equals 9% of the purchase price of such unit or (ii) the aggregate underwriting compensation (determined in accordance with FINRA Rule 2310) paid in respect of such unit totals 10% of the purchase price of such unit. No service fees are paid with respect to Class 3 or Class 3a Units. Units of any Class in a Series may be redeemed, in whole or in part, on a daily basis, at the then current NAV per Unit for such Series on the day of the week after the date the Managing Owner is in receipt of a redemption request for at least one (1) business day to be received by the Managing Owner prior to 4:00 PM in New York.

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

As of December 31, 2019, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund Frontier Global Fund and Frontier Heritage Fund separates Units into a maximum of three separate Classes- Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Balanced Fund separates Units into a maximum of five separate Classes— Class 1, Class 1AP, Class 2, Class 2A and Class 3A. The Trust, with respect to the Frontier Long/Short Commodity Fund separates Units into a maximum of five separate Classes— Class 1A, Class 2A, Class 2, Class 3A and Class 3. Between April 15, 2016 and May 10, 2017, a portion of the interests in Frontier Trading Company I, LLC and all of the interests in Frontier Trading Company VII, LLC, Frontier Trading Company XV, LLC, and Frontier Trading Company XXIII LLC held by Frontier Diversified Fund, Frontier Masters Fund, Frontier Select Fund, Frontier Balanced Fund and Frontier Long/Short Commodity Fund were exchanged for equivalent interests in the Galaxy Plus Managed Account Platform (“Galaxy Plus”) which is an unaffiliated, third-party managed account platform. The assets of Frontier Trading Company I, LLC, which included exposure to Quantmetrics Capital Management LLP’s Multi-Strategy Program, Quantitative Investment Management, LLC’s Quantitative Global Program, Quest Partners LLC’s Quest Tracker Index Program, Chesapeake Capital Management, LLC’s Diversified Program, and Doherty Advisors LLC’s Relative Value Moderate Program, the assets of Frontier Trading Company VII, LLC, which included exposure to Emil van Essen LLC’s Multi-Strategy Program, Rosetta Capital Management, LLC’s Rosetta Trading Program, and Landmark Trading Company’s Landmark Program, the assets of Frontier Trading Company XV, LLC, which included exposure to Transtrend B.V.’s TT Enhanced Risk (USD) Program, and the assets of Frontier Trading Company XXIII, LLC which included exposure to Fort L.P.’s Global Contrarian Program have been transferred to individual Delaware limited liability companies (“Master Funds”) in Galaxy Plus. Each Master Fund is sponsored and operated by Gemini Alternative Funds, LLC (“Sponsor”). The Sponsor has contracted with the Trading Advisors to manage the portfolios of the Master Funds pursuant to the advisors’ respective program. For those Series that invest in Galaxy Plus, approximately 30-70% of those Series assets are used to support the margin requirements of the Master Funds. The remaining assets of the Series are split between investments in Trading Companies and a pooled cash management account that invests primarily in U.S. Treasury securities. For those Series that do not invest in Galaxy Plus, their assets are split between investments in Trading Companies and investments in the pooled cash management account.

As of December 31, 2018, and December 31, 2019, Frontier Global Fund has invested a portion of its assets in a single Trading Company, and a single Trading Advisor manages 100% of the assets invested in such Trading Company. Each of the remaining Series has invested a portion of its assets in several different Trading Companies or Galaxy Plus entities and one or more Trading Advisors may manage the assets invested in such Trading Companies or Galaxy Plus entities.

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

Basis of Presentation—The Trust follows U.S. Generally Accepted Accounting Principles (“GAAP”), as established by the Financial Accounting Standards Board (the “FASB”), to ensure consistent reporting of financial condition, condensed schedules of investments, results of operations, changes in capital and cash flows. The Trust is an investment company following accounting and reporting guidance in Accounting Standards Codification (“ASC”) 946.

Consolidation— The Series, through investing in the Trading Companies and Galaxy Plus, authorize certain Trading Advisors to place trades and manage assets at pre- determined investment levels. The Trading Companies were organized by the Managing Owner for the purpose of investing in commodities interests and derivative instruments, and have no operating income or expenses, except for trading income and expenses and a risk analysis fee (for closed Series only), all of which is allocated to the Series, if consolidated by a Series. Galaxy Plus is a series of Delaware limited liability companies, sponsored by Gemini Alternative Funds, LLC, that create exposure to a variety of third party professional managed futures and foreign exchange advisors. Galaxy Plus is available to qualified high-net-worth individuals and institutional investors. Investment interests in Galaxy Plus entities are accounted for using net asset value as the practical expedient, which approximates fair value. Fair value represents the proportionate share of the Trust’s interest in the NAV in the Galaxy Plus entities. The equity interest held by Trust is shown as investments in private investment companies in the statements of financial condition. The income or loss attributable thereto in proportion to of the investment level of the private investment companies is shown in the statements of operations as net unrealized gain/(loss) on private investment companies. The Trading Companies and Series of the Trust are consolidated by the Trust. All intercompany transactions have been eliminated in consolidation.

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

Interest Income—U.S. Treasury Securities are pooled for purposes of maximizing returns on these assets to investors of all Series. Interest income from pooled cash management assets is recognized on the accrual basis and allocated daily to each Series based upon its daily proportion of ownership of the pool. Aggregate interest income from all sources, including U.S. Treasuries and assets held at an FCM of up to two percentage points of the aggregate percentage yield (annualized) of net asset value less any fair market value related to swaps, is paid to the Managing Owner by the Frontier Balanced Fund (Class 1, and Class 2 only), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Select Fund, Frontier Global Fund and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a and Class 3a), Frontier Masters Fund and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 100% of the interest is retained by the respective Series. All interest not paid to the Managing Owner is interest income to the Series, and shown net on the statement of operations.

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

Receivable from Futures Commission Merchants—The Trust deposits assets with an FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2018 and December 31, 2019 included restricted cash for margin requirements of $1,717,065 and $2,890,330 for the Frontier Trading Company I LLC, and $4,621,100 and $0 for the Frontier Trading Company II LLC, respectively.

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

Income Taxes—The Trust applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust for the year ended December 31, 2019. The 2016 through 2019 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

Each Series is charged service fees as outlined above. In some cases, amounts paid to selling agents might be less than the amount charged to the Series. When this occurs, the service fee is rebated back to the investor in the form of additional units. During 2019, 2018 and 2017, the Series were not allowed to issue additional units. The Managing Owner has determined that the purchase of additional units of the relevant Series will commence in 2020 when the Series are allowed to sell shares again. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $598,042 as of December 31, 2019.

These service fees are part of the offering costs of the Trust, which include registration and filing fees, legal and blue1 sky expenses, accounting and audit, printing, marketing support and other offering costs which are borne by the Managing Owner. With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Class 1 and Class 1a Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed for such payment by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk of the downside and enjoys the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months.

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

The following table summarizes the instruments that comprise the Trust’s financial asset portfolio, in aggregate, measured at fair value on a recurring basis as of December 31, 2019 and 2018, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

December 31, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	57,056	59,128	-	$116,184
Swap Contracts	-	-	21,579,865	21,579,865
U.S. Treasury Securities	650,728	-	-	650,728

December 31, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Open Trade Equity (Deficit)	$(400,796)	$2,607	$-	$(398,189)
Swap Contracts	-	-	20,149,868	20,149,868
U.S. Treasury Securities	5,684,327	-	-	5,684,327

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the statements of operations.

Swaps

For the Year ended December 31, 2019

Balance of recurring Level 3 assets as of January 1, 2019	20,149,868
Total gains or losses (realized/unrealized):
Included in earnings-realized	-
Included in earnings-unrealized	1,429,997
Proceeds from collateral reduction	-
Purchase of investments	-
Sale of investments	-
Transfers in and/or out of Level 3	-

Balance of recurring Level 3 assets as of December 31, 2019	21,579,865

For the Year ended December 31, 2018

Balance of recurring Level 3 assets as of January 1, 2018	$21,208,838
Total gains or losses (realized/unrealized):
Included in earnings-realized	-
Included in earnings-unrealized	2,041,028
Proceeds from collateral reduction	(3,099,998)
Purchase of investments	-
Sale of investments	-
Transfers in and/or out of Level 3	-

Balance of recurring Level 3 assets as of December 31, 2018	$20,149,868

The Trust assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Trust’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the years ended December 31, 2019 and 2018, the Trust did not transfer any assets between Levels 1, 2 and 3.

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2019: Swaps $1,429,997

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2018: Swaps $2,041,028

4. Swap Contracts

In addition to authorizing Trading Advisors to manage pre-determined investment levels of futures and forward contracts, certain Series of the Trust will strategically invest a portion or all of their assets in total return swaps, selected at the direction of the Managing Owner. Total return swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more investment products or indices. In a typical total return swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount or value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities.

The Trust’s investment in swaps will likely differ substantially over time due to cash flows, portfolio management decisions and market movements. The swaps serve to diversify the investment holdings of the Trust and to provide access to programs and advisors that would not be otherwise available to the Trust and are not used for hedging purposes.

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of December 31, 2019, and 2018, approximately 2.4% or $1,177,400 and 1.6% or $1,180,900, respectively, of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain swaps and is recorded as swap contracts, at fair value on the Statements of Financial Condition of the Trust. This cash held with the counterparty is not restricted.

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

To help to reduce counterparty risk on the Series, the Managing Owner has the right to reduce the Series’ exposure and remove cash from the Series’ total return swaps with Deutsche Bank AG. This cash holding shall be in excess of $250,000 and may not exceed 40% of the Index exposure in total. Index exposure is defined as the total notional amount plus any profit. The Series are charged interest on this cash holding and any amount removed will be offset against the final settlement value of the swap. As of December 31, 2019, the XXXIV Balanced select swap, the XXXV Diversified select swap, the XXXVII Long/Short select swap and Brevan Howard Swap, had $6,176,555, $4,000,000, $115,000, and $1,900,000, respectively, in cash holdings as shown in the Series’ Statements of Financial Conditions under advance on unrealized swap appreciation, which relates to the Trading Companies’ total return swaps with Deutsche Bank AG

The Trust had invested in the following swaps as of and for the year ended December 31, 2019:

	XXXIV Balanced select swap	XXXV Diversified select swap	XXXVII L/S select swap	Brevan Howard
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$7,420,403	$1,761,834	$653,610	$2,072,056
Termination Date	7/31/2023	7/31/2023	7/31/2023	3/27/2023
Cash Collateral	$86,000	$86,000	$29,950	$975,450
Swap Value	$11,858,754	$6,298,583	$332,571	$1,912,559
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	$1,149,846	$464,169	$(116,581)	$(67,435)
Fair Value as of December 31, 2019	$11,944,754	$6,384,583	$362,521	$2,888,009
Advance on swap appreciation	$(6,176,555)	$(4,000,000)	$(115,000)	$(1,900,000)

The Trust had invested in the following swaps as of and for the year ended December 31, 2018:

	XXXIV Balanced select swap	XXXV Diversified select swap	XXXVII L/S select swap	Brevan Howard
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$7,420,403	$1,761,834	$653,610	$2,072,056
Termination Date	7/31/2023	7/31/2023	7/31/2023	3/27/2023
Cash Collateral	$86,000	$86,000	$29,950	$978,950
Swap Value	$10,708,908	$5,834,414	$449,152	$1,976,494
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	$1,453,948	$643,941	$82,063	$(138,924)
Fair Value as of December 31, 2018	$10,794,908	$5,920,414	$479,102	$2,955,444
Advance on swap appreciation	$(6,176,555)	$(4,000,000)	$(115,000)	$(1,900,000)

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

Expenses

Management Fees—Each Series of Units pays to the Managing Owner a monthly management fee equal to a percentage of the notional assets of such Series allocated to Trading Companies, calculated on a daily basis. The percentage basis of the fees varies and are in line with the amounts being disclosed below. In addition, the Managing Owner receives a monthly management equal to a certain percentage of the assets in the Galaxy Plus entities attributable to such Series’ (including notional assets), calculated on a monthly basis. The management fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. The total amount of assets of a Series allocated to Trading Advisors and/or reference programs, including (i) actual funds deposited in accounts directed by the Trading Advisors or deposited as margin in respect of swaps or other derivative instruments referencing a reference program plus (ii) any notional equity allocated to the Trading Advisors and any reference programs, is referred to herein as the “notional assets” of the Series. The annual rate of the management fee is: 0.5% for the Frontier Balanced Fund Class 1 and Class 2, 1.0% for the Frontier Balanced Fund Class 1AP, Class 2a and Class 3a, 2.0% for the Frontier Global Fund, Frontier Long/Short Commodity Fund Class 1a, Class 2a and Class 3a and Frontier Masters Fund, 0.75% for Frontier Diversified Fund, 2.5% for the Frontier Heritage Fund and Frontier Select Fund, and 3.5% for the Frontier Long/Short Commodity Fund Class 2 and Class 3. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) and/or waive (up to the percentage specified) any such management fee to the extent any related management fee is paid by a trading company or estimated management fee is embedded in a swap or other derivative instrument. Any management fee embedded in a swap or other derivative instrument may be greater or less than the management fee that would otherwise be charged to the Series by the Managing Owner. As of the date of this report, for a Series that has invested in a swap, the Managing Owner or Trading Advisor(s) do not receive any management fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. As of December 31, 2019 and 2018, the range of management fees embedded based on fair value of swaps in (i) swaps owned by Frontier Diversified Fund was 1.00% per annum, (ii) swaps owned by Frontier Balanced Fund was 1.00% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 1.50% per annum, and (iv) swaps owned by Frontier Heritage Fund was 1.00% per annum, and the Managing Owner has waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded management fee was accrued on the relevant notional amount of the swap.

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

Incentive Fees—Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated in the Trading Companies by such Series, monthly or quarterly. In addition, the Managing Owner receives a quarterly incentive fee of a certain percentage of new net trading profits generated in the Galaxy Plus entities that have been allocated to the Series. The incentive fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. Because the Frontier Balanced Fund, Frontier Diversified Fund, Frontier Masters Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Long/Short Commodity Fund may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Frontier Balanced Fund and the Frontier Diversified Fund and 20% for the Frontier Global Fund, Frontier Heritage Fund, Frontier Select Fund, Frontier Long/Short Commodity Fund and Frontier Masters Fund. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series. As of the date of this report, for a Series that has invested in a swap, the Managing Owner or Trading Advisor(s) do not receive any incentive fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. As of December 31, 2019 and 2018, the range of incentive fees as a percentage of net new trading profits on swaps embedded in (i) swaps owned by Frontier Diversified Fund was 20-25% per annum, (ii) swaps owned by Frontier Balanced Fund was 20-25% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 25% per annum, and (iv) swaps owned by Frontier Heritage Fund was 15% per annum, and the Managing Owner has waived the entire incentive fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded incentive fee was accrued based on the net new trading profits of the swap.

Service Fees—In addition, with respect to Class 1 and Class 1a Units of each Series of the Trust, as applicable, the Series pays monthly or quarterly to the Managing Owner a service fee of up to 3% and 2% annually, for the closed Series and open Series, respectively, which the Managing Owner pays to selling agents of the Trust. With respect to Class 2 Units of each Series of the Trust, as applicable, the Series pays monthly or quarterly to the Managing Owner a service fee of up to 0.25% annually, for the closed Series and open Series, respectively, which the Managing Owner pays to selling agents of the Trust

As of December 31, 2019, the Trust had a payable to the Managing Owner in the amounts of $0, $8,795, $327, $160,907 and $68,762 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

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

For the year ended December 31, 2019, the Managing Owner earned $0, $78,678, $1,028,325 and $2,216,815 for incentive fees, management fees, service fees, and trading fees, respectively.

For the year ended December 31, 2018, the Managing Owner earned $137,543, $838,497, $1,604,307 and $3,040,016 for incentive fees, management fees, service fees, and trading fees, respectively.

For the year ended December 31, 2017, the Managing Owner earned ($147,256), $1,516,571, $2,513,028 and $5,247,342 for incentive fees, management fees, service fees, and trading fees, respectively.

With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed therefore by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk and enjoys the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months. For the years ended December 31, 2019, 2018 and 2017 amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees were $0, $0 and $31,887, respectively.

Aggregate interest income from all sources, including U.S. Treasury Securities assets net of premiums and cash held at clearing brokers, of up to the first 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Global Fund, Frontier Select Fund, and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a and Class 3a), Frontier Masters Fund, and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 100% of the interest is retained by the respective Series. During the years ended December 31, 2019, 2018 and 2017, the Trust paid $42,605, $221,534, and $426,185, respectively of such interest income to the Managing Owner. Such amounts are not included in the consolidated statements of operations of the Trust. All other interest income is recorded by the Trust on the consolidated statements of operations.

The Series’ administrator is Gemini Hedge Fund Services, LLC. Gemini Hedge Fund Services, LLC is an affiliate of the Sponsor.

The Series’ transfer agency provider is Gemini Fund Services, LLC. Gemini Fund Services, LLC is an affiliate of the Sponsor.

7. Financial Highlights

The following information presents the financial highlights of the Trust for the years ended December 31, 2019, 2018 and 2017. This data has been derived from the information presented in the consolidated financial statements.

	2019	2018	2017	2016
Ratios to average net assets (1)
Net investment gain/(loss) (1)	-5.54%	-6.27%	-5.50%	-6.70%
Expenses before incentive fees (3) (4)	-5.71%	-6.37%	4.48%	4.90%
Expenses after incentive fees (3) (4)	-5.71%	-6.52%	5.75%	7.10%

Total return before incentive fees (2)	-1.89%	-16.86%	3.62%	0.60%
Total return after incentive fees (2)	-1.89%	-17.01%	2.35%	-1.60%

(1)	Annualized with the exception of incentive fees.
(2)	Total returns are not annualized.
(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Consolidated Statements of Operations of the Trust. See footnote 5.

The Trust financial highlights are calculated based upon the Trust’s consolidated financial statements. The consolidated Trust does not issue units and therefore the financial highlights do not disclose any unitized data.

8. Derivative Instruments and Hedging Activities

The Trust’s primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trust does not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trust’s derivatives by instrument types as of December 31, 2019 and 2018 is included in the Consolidated Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trust’s positions in swap contracts. There are embedded management fees in transacting these swaps ranging from 1% to 1.5% based on fair value of swaps and the embedded incentive fees ranging from 15% to 25% based on net new trading profits on swaps.

For the years ended December 31, 2019, 2018 and 2017, the monthly average of futures, forwards and options contracts bought was approximately 1,321, 2,684, and 7,078, respectively and sold was approximately 1,515, 2,482, and 7,179, respectively.

The following tables summarize the trading revenues for the years ended December 31, 2019, 2018 and 2017 by contract type:

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended December 31, 2019

Type of contract

Agriculturals	$215,822
Currencies	(553,764)
Energies	(430,890)
Interest rates	273,302
Metals	(691,581)
Stock indices	(34,113)
Realized trading income/(loss)(1)	$(1,221,224)

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended December 31, 2018

Type of contract

Agriculturals	$147,573
Currencies	(1,078,570)
Energies	1,399,946
Interest rates	54,450
Metals	752,938
Stock indices	(594,823)
Realized trading income/(loss)(1)	$681,514

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

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2019

Type of contract

Agriculturals	$(92,782)
Currencies	100,545
Energies	221,904
Interest rates	(231,584)
Metals	516,390
Stock indices	54,311
Change in unrealized trading income/(loss)(1)	$568,784

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2018

Type of contract

Metals	$(83,504)
Currencies	(682,646)
Energies	(642,839)
Agriculturals	494,997
Interest rates	(1,035,591)
Stock indices	(195,081)
Change in unrealized trading income/(loss)(1)	$(2,144,664)

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

Certain financial instruments and derivative instruments are eligible for offset in the statements of financial condition under GAAP. The Trust’s open trade equity/(deficit), options written, and receivables from FCM’s are subject to master netting arrangements and collateral arrangements and meet the GAAP guidance to qualify for offset. A master netting arrangement with a counterparty creates a right of offset for amounts due to and from that same counterparty that is enforceable in the event of a default or bankruptcy. The Trust’s policy is to recognize amounts subject to master netting arrangements on a net basis on the consolidated statements of financial condition.

The following tables present gross and net information about the Trust’s assets and liabilities subject the master netting arrangements as disclosed on the consolidated statements of financial condition as of December 31, 2019 and 2018:

As of December 31, 2019

	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition

Open Trade Equity/(Deficit)	$154,778	$(38,594)	$116,184
Swap Contracts	21,579,866	-	21,579,866

As of December 31, 2018

	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition

Open Trade Equity/(Deficit)	$3,244,057	$(3,642,246)	$(398,189)
Swap Contracts	20,149,868	-	20,149,868

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

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the statements of financial condition, may result in future obligation or loss in excess of the amount paid by the Series for a particular investment. Each Trading Company and Galaxy Plus entity expects to trade in futures, options, forward and swap contracts and will therefore be a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures positions held by a Trading Company or Galaxy Plus entity in respect of any Series at the same time, and if the Trading Advisor(s) of such Trading Company or Galaxy Plus entity are unable to offset such futures interests positions, such Trading Company or Galaxy Plus entity could lose all of its assets and the holders of Units of such Series would realize a 100% loss. The Managing Owner will seek to minimize market risk through real-time monitoring of open positions and the level of diversification of each Trading Advisor’s portfolio. It is anticipated that any Trading Advisor’s margin- to-equity ratio will typically not exceed approximately 35% although the actual ratio could be higher or lower from time to time.

In addition to market risk, trading futures, forward and swap contracts entails credit risk that a counterparty will not be able to meet its obligations to a Trading Company or Galaxy Plus entity. The counterparty for futures contracts traded in the United States and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non- performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions. Some non-U.S. exchanges, in contrast to U.S. exchanges, are principals’ markets in which performance is the responsibility only of the individual counterparty with whom the Trading Company has entered into the transaction, and not of the exchange or clearing corporation. In these kinds of markets, there is risk of bankruptcy or other failure or refusal to perform by the counterparty.

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

10. Subsequent Events

Effective February 1, 2020, the administrator and transfer agency provider of the Series was changed from Gemini Hedge Fund Services, LLC to Sudrania Fund Services Corp. Sudrania Fund Services Corp (the “Administrator”) serves as the administrator and registrar and transfer agent to the Series and performs certain administrative and accounting services for the Series. The Administrator is paid customary fees for the services that it provides to the Series.

Gemini Alternative Funds, LLC, an affiliate of Gemini Hedge Fund Services, LLC continues to sponsor and operate each Master Fund.

Frontier Balanced Fund

Effective March 12, 2020, Frontier Fund Management, the managing owner of the Registrant, removed Emil Van Essen, LLC (“Emil Van Essen”), a major commodity trading advisor for the Frontier Balanced Fund. Emil Van Essen was accessed through the Galaxy Plus Managed Account platform.

The current commodity trading advisors, including those advising commodity pools on the Galaxy Plus Managed Account Platform and/or reference programs for the Frontier Balanced Fund are:

Aspect Capital Limited

●	Crabel Capital Management, LLC

●	Doherty Advisors, LLC (Non-Major)

●	Fort, LP

●	H2O AM LLP

●	Landmark Trading Company (Non-Major)

●	Quantitative Investment Management, LLC

●	Quest Partners, LLC

●	Welton Investment Partners, LLC

●	Wimmer Horizon LLP

As a result of the removal of Emil Van Essen, LLC, the managing owner has made the following allocation adjustments to Frontier Balanced Fund.

As of March 13, 2020, the allocation of the assets of the Frontier Balanced Fund between the trading advisors was as follows (however, the actual allocation among trading advisors for the Frontier Balanced Fund will vary based on the relative trading performance of the trading advisors and/or reference programs, and the managing owner may otherwise vary such percentages from time to time in its sole discretion):

Advisor	Allocation as of March 13, 2020 (expressed as a percentage of aggregate notional exposure to commodity trading programs)
Aspect Capital Limited (accessed via Galaxy Plus Fund – Aspect Feeder Fund (532) LLC)	19%
Crabel Capital Management, LLC	7%
Doherty Advisors, LLC (accessed via Galaxy Plus Fund – Doherty Feeder Fund (528) LLC)	6%
FORT, L.P. (accessed via Galaxy Plus Fund – FORT Contrarian Feeder Fund (510) LLC)	12%
H2O AM LLP	17%
Landmark Trading Company (accessed via Galaxy Plus Fund – LRR Feeder Fund (522) LLC)	2%
Quantitative Investment Management, LLC (accessed via Galaxy Plus Fund – QIM Feeder Fund (526) LLC)	14%
Quest Partners LLC (accessed via Galaxy Plus Fund – Quest Feeder Fund (517) LLC and Galaxy Plus Fund – Quest FIT Feeder Fund (531) LLC))	4%
Welton Investment Partners, LLC (accessed via Galaxy Plus Fund – Welton GDP Feeder Fund (538) LLC)	12%
Wimmer Horizon LLP	7%

Frontier Diversified Fund

Effective March 12, 2020, Frontier Fund Management, the managing owner of the Registrant, removed Emil Van Essen, LLC (“Emil Van Essen”), a major commodity trading advisor for the Frontier Diversified Fund. Emil Van Essen was accessed through the Galaxy Plus Managed Account platform.

The current commodity trading advisors, including those advising commodity pools on the Galaxy Plus Managed Account Platform and/or reference programs for the Frontier Diversified Fund are:

●	Aspect Capital Limited

●	Crabel Capital Management, LLC

●	Doherty Advisors, LLC (Non-Major)

●	Fort, LP

●	H2O AM LLP

●	Landmark Trading Company (Non-Major)

●	Quantitative Investment Management, LLC

●	Quest Partners, LLC

●	Welton Investment Partners, LLC

As a result of the removal of Emil Van Essen, LLC, the managing owner has made the following allocation adjustments to Frontier Diversified Fund.

As of March 13, 2020, the allocation of the assets of the Frontier Diversified Fund between the trading advisors was as follows (however, the actual allocation among trading advisors for the Frontier Diversified Fund will vary based on the relative trading performance of the trading advisors and/or reference programs, and the managing owner may otherwise vary such percentages from time to time in its sole discretion):

Advisor	Allocation as of March 13, 2020 (expressed as a percentage of aggregate notional exposure to commodity trading programs)
Aspect Capital Limited (accessed via Galaxy Plus Fund – Aspect Feeder Fund (532) LLC)	23%
Crabel Capital Management, LLC	7%
Doherty Advisors, LLC (accessed via Galaxy Plus Fund – Doherty Feeder Fund (528) LLC)	7%
FORT, L.P. (accessed via Galaxy Plus Fund – FORT Contrarian Feeder Fund (510) LLC)	17%
H2O AM LLP	12%
Landmark Trading Company (accessed via Galaxy Plus Fund – LRR Feeder Fund (522) LLC)	2%
Quantitative Investment Management, LLC (accessed via Galaxy Plus Fund – QIM Feeder Fund (526) LLC)	12%
Quest Partners LLC (accessed via Galaxy Plus Fund – Quest Feeder Fund (517) LLC and Galaxy Plus Fund – Quest FIT Feeder Fund (531) LLC))	7%
Welton Investment Partners, LLC (accessed via Galaxy Plus Fund – Welton GDP Feeder Fund (538) LLC)	13%

Frontier Masters Fund

Effective March 12, 2020, Frontier Fund Management, the managing owner of the Registrant, removed Emil Van Essen, LLC (“Emil Van Essen”), a major commodity trading advisor for the Frontier Masters Fund. Emil Van Essen was accessed through the Galaxy Plus Managed Account platform.

Effective March 12, 2020, Frontier Fund Management, the managing owner of the Registrant, removed Transtrend B.V. (“Transtrend”), a major commodity trading advisor for the Frontier Masters Fund. Transtrend was accessed through the Galaxy Plus Managed Account platform.

The current commodity trading advisors, including those advising commodity pools on the Galaxy Plus Managed Account Platform and/or reference programs for the Frontier Masters Fund are:

●	Aspect Capital Limited

●	Welton Investment Partners, LLC

As a result of the removal of Emil Van Essen, LLC and Transtrend, B.V., the managing owner has made the following allocation adjustments to Frontier Masters Fund.

As of March 13, 2020, the allocation of the assets of the Frontier Masters Fund between the trading advisors was as follows (however, the actual allocation among trading advisors for the Frontier Masters Fund will vary based on the relative trading performance of the trading advisors and/or reference programs, and the managing owner may otherwise vary such percentages from time to time in its sole discretion):

Advisor	Allocation as of March 13, 2020 (expressed as a percentage of aggregate notional exposure to commodity trading programs)
Aspect Capital Limited (accessed via Galaxy Plus Fund – Aspect Feeder Fund (532) LLC)	81%
Welton Investment Partners, LLC (accessed via Galaxy Plus Fund – Welton GDP Feeder Fund (538) LLC)	19%

Frontier Long/Short Commodity Fund

Effective March 12, 2020, Frontier Fund Management, the managing owner of the Registrant, removed Emil Van Essen, LLC (“Emil Van Essen”), a major commodity trading advisor for the Frontier Long/Short Commodity Fund. Emil Van Essen was accessed through the Galaxy Plus Managed Account platform.

The current commodity trading advisors, including those advising commodity pools on the Galaxy Plus Managed Account Platform and/or reference programs for the Frontier Long/Short Commodity Fund are:

●	JE Moody & Company

●	Landmark Trading Company (Non-major)

●	Rosetta Capital Management, LLC

●	Welton Investment Partners, LLC

As a result of the removal of Emil Van Essen, LLC, the managing owner has made the following allocation adjustments to Frontier Long/Short Commodity Fund.

As of March 13, 2020, the allocation of the assets of the Frontier Long/Short Commodity Fund between the trading advisors was as follows (however, the actual allocation among trading advisors for the Frontier Long/Short Commodity Fund will vary based on the relative trading performance of the trading advisors and/or reference programs, and the managing owner may otherwise vary such percentages from time to time in its sole discretion):

Advisor	Allocation as of March 13, 2020 (expressed as a percentage of aggregate notional exposure to commodity trading programs)
JE Moody & Company	30%
Landmark Trading Company (accessed via Galaxy Plus Fund – LRR Feeder Fund (522) LLC)	7%
Rosetta Capital Management, LLC (accessed via Galaxy Plus Fund – LRR Feeder Fund (522) LLC)	40%
Welton Investment Partners, LLC (accessed via Galaxy Plus Fund – Welton GDP Feeder Fund (538) LLC)	23%

Frontier Select Fund

Effective March 12, 2020, Frontier Fund Management, the managing owner of the Registrant, removed Transtrend B.V. (“Transtrend”), a major commodity trading advisor for the Frontier Select Fund. Transtrend was accessed through the Galaxy Plus Managed Account platform.

The current commodity trading advisors, including those advising commodity pools on the Galaxy Plus Managed Account Platform and/or reference programs for the Frontier Select Fund are:

●	BH-DG Systematic Trading, LLP

●	Welton Investment Partners, LLC

As a result of the removal of Transtrend B.V., the managing owner has made the following allocation adjustments to Frontier Select Fund.

As of March 13, 2020, the allocation of the assets of the Frontier Select Fund between the trading advisors was as follows (however, the actual allocation among trading advisors for the Frontier Select Fund will vary based on the relative trading performance of the trading advisors and/or reference programs, and the managing owner may otherwise vary such percentages from time to time in its sole discretion):

Advisor	Allocation as of March 13, 2020 (expressed as a percentage of aggregate notional exposure to commodity trading programs)
BH-DG Systematic Trading, LLP	48%
Welton Investment Partners, LLC (accessed via Galaxy Plus Fund – Welton GDP Feeder Fund (538) LLC)	52%

INDEPENDENT AUDITOR’S REPORT

To the Executive Committee of Frontier Funds

Report on the Financial Statements

We have audited the accompanying financial statements of Frontier Trading Company I, LLC, Frontier Trading Company II, LLC, Frontier Fund Trading Company XXXIV, LLC, Frontier Trading Company XXXV, LLC, Frontier Trading Company XXXVII, LLC, Frontier Trading Company XXXVIII, LLC, and Frontier Trading Company XXXIX, LLC (collectively, the “Trading Companies”), which comprise the statements of financial condition, including the condensed schedule of investments, as of December 31, 2019, the related statements of operations, changes in members’ equity, and cash flow for the year ended December 31, 2019, and the related notes to the financial statements in conformity with accounting principles generally accepted in the United States of America.

Management’s Responsibility for the Financial Statements

Management is responsible for the presentation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America.; this includes the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depends on the auditor’s judgement, including the assessment of the risk of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit includes evaluation the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above are presented fairly, in all material respects, the financial position of the Trading Companies as of December 31, 2019, and results of its operations and cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

/s/ Spicer Jeffries LLP

Denver, Colorado

March 30, 2020

The Trading Companies of the Frontier Fund

Statements of Financial Condition

December 31, 2019 and 2018

	Frontier Trading Company I, LLC		Frontier Trading Company II, LLC
	12/31/2019	12/31/2018	12/31/2019	12/31/2018
ASSETS

Receivable from futures commission merchants	$2,526,039	$2,683,299	$-	$8,572,549
Open trade equity, at fair value	116,184	220,659	-	-
Total Assets	$2,642,223	$2,903,958	$-	$8,572,549

LIABILITIES & MEMBERS’ EQUITY

LIABILITIES

Risk analysis fee payable	$8,465	$9,127	$-	$18,435
Open trade deficit, at fair value	-	-	-	618,848
Total Liabilities	8,465	9,127	-	637,283
MEMBERS’ EQUITY (Net Asset Value)	2,633,758	2,894,831	-	7,935,266
Total Liabilities and Members’ Equity	$2,642,223	$2,903,958	$-	$8,572,549

	Frontier Trading Company XXXIV LLC		Frontier Trading Company XXXV LLC		Frontier Trading Company XXXVII LLC
	12/31/2019	12/31/2018	12/31/2019	12/31/2018	12/31/2019	12/31/2018

ASSETS

Swap contracts, at fair value	$11,944,754	$10,794,908	$6,384,583	$5,920,414	$362,521	$479,102
Total Assets	$11,944,754	$10,794,908	$6,384,583	$5,920,414	$362,521	$479,102

LIABILITIES & MEMBERS’ EQUITY

LIABILITIES
Advance on unrealized swap appreciations	$6,176,555	$6,176,555	$4,000,000	$4,000,000	$115,000	$115,000
Total Liabilities	6,176,555	6,176,555	4,000,000	4,000,000	115,000	115,000
MEMBERS’ EQUITY (Net Asset Value)	5,768,199	4,618,353	2,384,583	1,920,414	247,521	364,102
Total Liabilities and Members’ Equity	$11,944,754	$10,794,908	$6,384,583	$5,920,414	$362,521	$479,102

	Frontier Trading Company XXXVIII LLC		Frontier Trading Company XXXIX LLC
	12/31/2019	12/31/2018	12/31/2019	12/31/2018

ASSETS

Investments in private investment companies, at fair value	$157,775	$817,048	$-	$-
Swap contracts, at fair value	-	-	2,888,009	2,955,444
Total Assets	$157,775	$817,048	$2,888,009	$2,955,444

LIABILITIES & MEMBERS’ EQUITY

LIABILITIES
Advance on unrealized swap appreciations	$-	$-	$1,900,000	$1,900,000
Total Liabilities	-	-	1,900,000	1,900,000

MEMBERS’ EQUITY (Net Asset Value)	157,775	817,048	988,009	1,055,444
Total Liabilities and Members’ Equity	$157,775	$817,048	$2,888,009	$2,955,444

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Funds

Condensed Schedules of Investments

December 31, 2019

	Frontier Trading Company I LLC		Frontier Trading Company II LLC		Frontier Trading Company XXXVIII LLC
		% of Total Capital		% of Total Capital		% of Total Capital
Description	Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)

LONG FUTURES CONTRACTS *
Various agriculture futures contracts (U.S.)	22,437	0.85%	-	0.00%	-	0.00%
Various base metals futures contracts (U.S.)	(3,344)	-0.13%	-	0.00%	-	0.00%
Various interest rates futures contracts (Europe)	(2,763)	-0.10%	-	0.00%	-	0.00%
Various energy futures contracts (U.S.)	(735)	-0.03%	-	0.00%	-	0.00%
Various precious metal futures contracts (U.S.)	45,590	1.73%	-	0.00%	-	0.00%
Various soft futures contracts (Far East)	709	0.03%	-	0.00%	-	0.00%
Various soft futures contracts (U.S.)	1,740	0.07%	-	0.00%	-	0.00%
Various stock index futures contracts (Europe)	(2,506)	-0.10%	-	0.00%	-	0.00%
Various stock index futures contracts (Far East)	(7,157)	-0.27%	-	0.00%	-	0.00%
Various stock index futures contracts (Oceanic)	(21,237)	-0.81%	-	0.00%	-	0.00%
Various stock index futures contracts (U.S.)	21,385	0.81%	-	0.00%	-	0.00%
Total Long Futures Contracts	$54,119	2.32%	$-	0.00%	$-	0.00%

SHORT FUTURES CONTRACTS *
Various agriculture futures contracts (U.S.)	(1,410)	-0.05%	-	0.00%	-	0.00%
Various base metals futures contracts (U.S.)	(6,369)	-0.24%	-	0.00%	-	0.00%
Various energy futures contracts (U.S.)	3,380	0.13%	-	0.00%	-	0.00%
Various interest rates futures contracts (Europe)	9,573	0.36%	-	0.00%	-	0.00%
Various interest rates futures contracts (Far East)	1,104	0.04%	-	0.00%	-	0.00%
Various soft futures contracts (U.S.)	(3,340)	-0.13%	-	0.00%	-	0.00%
Total Short Futures Contracts	$2,938	0.11%	$-	0.00%	$-	0.00%

CURRENCY FORWARDS *
Various currency forwards contracts (NA)	59,127	2.24%	-	0.00%	$-	0.00%
Total Currency Forwards	$59,127	2.24%	$-	0.00%	$-	0.00%
Total Open Trade Equity (Deficit)	$116,184	4.68%	$-	0.00%	$-	0.00%

PRIVATE INVESTMENT COMPANIES
Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	$-	0.00%	-	0.00%	157,775	100.00%
Total Private Investment Companies	$-	0.00%	$-	0.00%	$157,775	100.00%

	Frontier Trading		Frontier Trading		Frontier Trading		Frontier Trading
	Company XXXIV LLC		Company XXXV LLC		Company XXXVII LLC		Company XXXIX LLC
		% of Total Capital		% of Total Capital		% of Total Capital		% of Total Capital
	Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)
SWAPS
Frontier XXXIV Balanced select swap (U.S.)	$11,944,754	207.08%	$-	0.00%	$-	0.00%	$-	0.00%
Frontier XXXVII L/S select swap (U.S.)	-	0.00%	-	0.00%	362,521	146.46%	-	0.00%
Frontier XXXIX Heritage select swap (U.S.)	-	0.00%	-	0.00%	-	0.00%	2,888,009	292.31%
Frontier XXXV Diversified select swap (U.S.)	-	0.00%	6,384,583	267.74%	-	0.00%	-	0.00%
	$11,944,754	207.08%	$6,384,583	267.74%	$362,521	146.46%	$2,888,009	292.31%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Funds
Condensed Schedules of Investments
December 31, 2018

	Frontier Trading Company I LLC		Frontier Trading Company II LLC		Frontier Trading Company XXXVIII LLC
		% of Total Capital		% of Total Capital		% of Total Capital
Description	Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)
LONG FUTURES CONTRACTS *
Various agriculture futures contracts (Canada)	$-	0.00%	$204	0.00%	$-	0.00%
Various agriculture futures contracts (Europe)	$(1,472)	-0.05%	$157	0.00%	$-	0.00%
Various agriculture futures contracts (U.S.)	8,490	0.29%	1,020	0.01%	-	0.00%
Various base metals futures contracts (U.S.)	(31,117)	-1.07%	(398,268)	-5.02%	-	0.00%
Various currency futures contracts (Europe)	-	0.00%	-	0.00%	-	0.00%
Various currency futures contracts (Far East)	-	0.00%	-	0.00%	-	0.00%
Various currency futures contracts (Latin America)	-	0.00%	42,160	0.53%	-	0.00%
Various currency futures contracts (Oceanic)	-	0.00%	-	0.00%	-	0.00%
Natural Gas Future Feb 2019	-	0.00%	(408,970)	-5.15%	-	0.00%
Other energy futures contracts (U.S.)	-	0.00%	(228,961)	-2.89%	-	0.00%
Total various energy futures contracts (U.S.)	(5,390)	-0.19%	(637,931)	-8.04%	-	0.00%
Various interest rates futures contracts (Canada)	7,402	0.26%	6,085	0.08%	-	0.00%
Various interest rates futures contracts (Europe)	116,653	4.03%	244,164	3.08%	-	0.00%
Various interest rates futures contracts (Far East)	17,226	0.60%	18,866	0.24%	-	0.00%
Various interest rates futures contracts (Oceanic)	48,083	1.66%	30,187	0.38%	-	0.00%
Various interest rates futures contracts (U.S.)	1,094	0.04%	43,156	0.54%	-	0.00%
Various precious metal futures contracts (U.S.)	-	0.00%	14,730	0.19%	-	0.00%
Various soft futures contracts (Far East)	-	0.00%	-	0.00%	-	0.00%
Various soft futures contracts (U.S.)	(2,025)	-0.07%	(18,680)	-0.24%	-	0.00%
Various stock index futures contracts (Africa)	-	0.00%	-	0.00%	-	0.00%
Various stock index futures contracts (Europe)	-	0.00%	(18,456)	-0.23%	-	0.00%
Various stock index futures contracts (Far East)	-	0.00%	(23,446)	-0.30%	-	0.00%
Various stock index futures contracts (Oceanic)	-	0.00%	1,338	0.02%	-	0.00%
Various stock index futures contracts (U.S.)	-	0.00%	(75,392)	-0.95%	-	0.00%

Total Long Futures Contracts	$158,944	5.49%	$(770,310)	-17.75%	$-	0.00%

SHORT FUTURES CONTRACTS *
Various agriculture futures contracts (Canada)	9,613	0.33%	204	0.00%	-	0.00%
Various agriculture futures contracts (Europe)	-	0.00%	400	0.01%	-	0.00%
Various agriculture futures contracts (U.S.)	6,120	0.21%	75,123	0.95%	-	0.00%
Various base metals futures contracts (U.S.)	28,880	1.00%	118,641	1.50%	-	0.00%
Various currency futures contracts (Europe)	-	0.00%	(63,875)	-0.80%	-	0.00%
Various currency futures contracts (Far East)	-	0.00%	(180,813)	-2.28%	-	0.00%
Various currency futures contracts (Latin America)	-	0.00%	-	0.00%	-	0.00%
Various currency futures contracts (Oceanic)	-	0.00%	33,405	0.42%	-	0.00%
Various energy futures contracts (U.S.)	(600)	-0.02%	425,652	5.36%	-	0.00%
Various interest rates futures contracts (Canada)	-	0.00%	-	0.00%	-	0.00%
Various interest rates futures contracts (Europe)	-	0.00%	(79,801)	-1.01%	-	0.00%
Various interest rates futures contracts (Far East)	-	0.00%	-	0.00%	-	0.00%
Various interest rates futures contracts (Oceanic)	-	0.00%	(309)	0.00%	-	0.00%
Various interest rates futures contracts (U.S.)	-	0.00%	(35,688)	-0.45%	-	0.00%
Various precious metal futures contracts (U.S.)	(1,305)	-0.05%	(224,995)	-2.84%	-	0.00%
Various soft futures contracts (Far East)	-	0.00%	-	0.00%	-	0.00%
Various soft futures contracts (U.S.)	25,227	0.87%	(2,936)	-0.04%	-	0.00%
Various stock index futures contracts (Africa)	-	0.00%	(1,220)	-0.02%	-	0.00%
Various stock index futures contracts (Canada)	3,027	0.10%	-	0.00%	-	0.00%
Various stock index futures contracts (Europe)	12,826	0.44%	-	0.00%	-	0.00%
Various stock index futures contracts (Far East)	-	0.00%	283	0.00%	-	0.00%
Various stock index futures contracts (Oceanic)	-	0.00%	-	0.00%	-	0.00%
Various stock index futures contracts (U.S.)	128	0.00%	62,583	0.79%	-	0.00%
Total Short Futures Contracts	$83,916	2.90%	$126,654	1.60%	$-	0.00%

CURRENCY FORWARDS *
Various currency forwards contracts (NA)	$(22,201)	-0.77%	$24,808	0.31%	$-	0.00%
Total Currency Forwards	$(22,201)	-0.77%	$24,808	0.31%	$-	0.00%
Total Open Trade Equity (Deficit)	$220,659	7.62%	$(618,848)	-15.84%	$-	0.00%

OPTIONS PURCHASED *
Various energy futures contracts (U.S.)	$-	0.00%	$-	0.00%	$-	0.00%
Various stock index futures contracts (U.S.)	-	0.00%	-	0.00%	-	0.00%
Total Options Purchased	$-	0.00%	$-	0.00%	$-	0.00%

OPTIONS WRITTEN *
Various stock index futures contracts (U.S.)		0.00%	$-	0.00%	$-	0.00%
Total Options Written	$-	0.00%	$-	0.00%	$-	0.00%

SWAPS (2)
Frontier XXXIV Balanced select swap (U.S.)	$-	0.00%	$-	0.00%	$-	0.00%
Frontier Brevan Howard swap (U.S.)	-	0.00%	-	0.00%	-	0.00%
Frontier XXXV Diversified select swap (U.S.)	-	0.00%	-	0.00%	-	0.00%
Frontier XXXVII L/S select swap (U.S.)	-	0.00%	-	0.00%	-	0.00%
Total Swaps	$-	0.00%	$-	0.00%	$-	0.00%

PRIVATE INVESTMENT COMPANIES
Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	-	0.00%	-	0.00%	817,048	100.00%
Total Private Investment Companies	$-	0.00%	$-	0.00%	$817,048	100.00%

The accompanying notes are an integral part of these financial statements.

	Frontier Trading Company XXXIV LLC		Frontier Trading Company XXXV LLC		Frontier Trading Company XXXVII LLC		Frontier Trading Company XXXIX LLC
		% of Total Capital		% of Total Capital		% of Total Capital		% of Total Capital
	Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)
SWAPS
Frontier XXXIV Balanced select swap (U.S.)	$10,794,908	233.74%	$-	0.00%	$-	0.00%	$-	0.00%
Frontier XXXVII L/S select swap (U.S.)	-	0.00%	-	0.00%	479,102	131.58%	-	0.00%
Frontier XXXIX Heritage select swap (U.S.)	-	0.00%	-	0.00%	-	0.00%	2,955,444	280.02%
Frontier XXXV Diversified select swap (U.S.)	-	0.00%	5,920,414	308.29%	-	0.00%	-	0.00%
	$10,794,908	233.74%	$5,920,414	308.29%	$479,102	131.58%	$2,955,444	280.02%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Statements of Operations

For the Years Ended December 31, 2019, 2018 and 2017

	Frontier Trading			Frontier Trading			Frontier Trading
	Company I, LLC			Company II, LLC			Company XV, LLC (1)
	12/31/2019	12/31/2018	12/31/2017	12/31/2019	12/31/2018	12/31/2017	12/31/2019	12/31/2018	12/31/2017
Investment Income:
Interest-net	$45,283	$36,492	$24,699	$26,751	$113,109	$55,833	$-	$-	$-

Total Income	45,283	36,492	24,699	26,751	113,109	55,833	-	-	-

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures, forwards, and options	135,527	(376,937)	(381,912)	(1,356,750)	1,058,445	4,333,686	-	-	(147,494)
Net change in open trade equity	(133,881)	14,335	(60,058)	702,663	(2,158,999)	418,160	-	-	(642,494)
Risk analysis fees	(5,576)	(6,688)	(10,265)	(4,277)	(77,092)	(122,576)	-	-	(9,683)
Trading commissions	(33,456)	(61,387)	(68,711)	(4,008)	(42,252)	(73,882)	-	-	(41,998)

Net gain/(loss) on investments	(37,386)	(430,677)	(520,946)	(662,372)	(1,219,898)	4,555,388	-	-	(841,669)

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$7,897	$(394,185)	$(496,247)	$(635,621)	$(1,106,789)	$4,611,221	$-	$-	$(841,669)

	Frontier Trading Company XXXIV, LLC			Frontier Trading Company XXXV, LLC
	12/31/2019	12/31/2018	12/31/2017	12/31/2019	12/31/2018	12/31/2017
Investment Income:
Interest-net	$-	$-	$-	$-	$-	$-

Total Income	-	-	-	-	-	-

Realized and unrealized gain (loss) on investments:
Net unrealized gain/(loss) on option / swap contracts	1,149,846	1,453,948	(84,491)	464,169	643,941	(47,375)
Trading commissions	-	-	-	-	-	-

Net gain/(loss) on investments	1,149,846	1,453,948	(84,491)	464,169	643,941	(47,375)
NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$1,149,846	$1,453,948	$(84,491)	$464,169	$643,941	$(47,375)

	Frontier Trading Company XXXVII, LLC			Frontier Trading Company XXXVIII, LLC			Frontier Trading Company XXXIX, LLC
	12/31/2019	12/31/2018	12/31/2017	12/31/2019	12/31/2018	12/31/2017	12/31/2019	12/31/2018	12/31/2017
Investment Income:
Interest-net	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Income	-	-	-	-	-	-	-	-	-

Realized and unrealized gain (loss) on investments:
Net unrealized gain/(loss) on option / swap contracts	(116,581)	82,063	26,621	-	-	-	(67,435)	(138,923)	(297,047)
Net unrealized gain/(loss) on private investment companies	-	-	-	154,155	(395,405)	(2,202,627)	-	-	-
Net realized gain/(loss) on private investment companies	-	-	-	(190,064)	(39,550)	1,238,449	-	-	-
Trading commissions	-	-	-	-	-	-	-	-	-

Net gain/(loss) on investments	(116,581)	82,063	26,621	(35,909)	(434,955)	(964,178)	(67,435)	(138,923)	(297,047)
NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$(116,581)	$82,063	$26,621	(35,909)	$(434,955)	$(964,178)	$(67,435)	$(138,923)	$(297,047)

(1)	Trading Company XV ceased trading operations May 9, 2017

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Statements of Changes in Members’ Equity

For the Years Ended December 31, 2019 2018, 2017

	Frontier Trading Company I LLC	Frontier Trading Company II LLC	Frontier Trading Company XV, LLC (1)
Members’ Equity, December 31, 2016	$6,883,604	$19,207,006	$8,847,274
Capital Contributed	5,974,621	9,248,169	-
Capital Distributed	(4,734,216)	(18,566,718)	(8,005,604)
Net Increase (decrease) in Members’ Equity Resulting From Operations	(496,247)	4,611,221	(841,669)

Members’ Equity, December 31, 2017	7,627,762	14,499,678	-

Capital Contributed	2,082,191	9,976,074	-
Capital Distributed	(6,420,937)	(15,433,697)	-
Net Increase (decrease) in Members’ Equity Resulting From Operations	(394,185)	$(1,106,789)	$-

Members’ Equity, December 31, 2018	$2,894,831	$7,935,266	$-

Capital Contributed	400,000	372,161	-
Capital Distributed	(668,970)	(7,671,806)	-
Net Increase (decrease) in Members’ Equity Resulting From Operations	$7,897	$(635,621)	$-

Members’ Equity, December 31, 2019	$2,633,758	$-	$-

	Frontier Trading Company XXXIV, LLC	Frontier Trading Company XXXV, LLC
Members’ Equity, December 31, 2016	$14,012,895	$6,137,847

Capital Contributed
Capital Distributed	(7,514,000)	(2,214,000)
Net Increase (decrease) in Members’ Equity Resulting From Operations	(84,491)	(47,375)

Members’ Equity, December 31, 2017	6,414,404	3,876,472
Capital Contributed	-	-
Capital Distributed	(3,249,999)	(2,599,999)
Net Increase (decrease) in Members’ Equity Resulting From Operations	1,453,948	643,941

Members’ Equity, December 31, 2018	$4,618,353	$1,920,414

Capital Contributed	-	-
Capital Distributed
Net Increase (decrease) in Members’ Equity Resulting From Operations	1,149,846	464,169

Members’ Equity, December 31, 2019	$5,768,199	$2,384,583

	Frontier Trading Company XXXVII, LLC	Frontier Trading Company XXXVIII, LLC	Frontier Trading Company XXXIX, LLC
Members’ Equity, December 31, 2016	$4,105,468	$11,184,103	$6,491,414

Capital Contributed	-	3,695,073	-
Capital Distributed	(3,850,050)	(11,763,129)	(5,000,000)
Net Increase (decrease) in Members’ Equity Resulting From Operations	26,621	(964,178)	(297,047)

Members’ Equity, December 31, 2017	282,039	2,151,869	1,194,367

Capital Contributed	-	3,650,000	-
Capital Distributed	-	(4,549,865)	-
Net Increase (decrease) in Members’ Equity Resulting From Operations	82,063	(434,955)	(138,923)

Members’ Equity, December 31, 2018	$364,102	$817,049	$1,055,444

Capital Contributed	-	-	-
Capital Distributed	-	(623,364)	-
Net Increase (decrease) in Members’ Equity Resulting From Operations	(116,581)	(35,909)	(67,435)

Members’ Equity, December 31, 2019	$247,521	$157,775	$988,009

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Statements of Cash Flows

For the Years Ended December 31, 2019, 2018 and 2017

	Frontier Trading			Frontier Trading			Frontier Trading
	Company I, LLC			Company II, LLC			Company XV, LLC
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$7,897	$(394,185)	$(496,247)	$(635,621)	$(1,106,789)	$4,611,221	$-	$-	$(841,669)
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by (used in) operating activities:
Decrease (increase) in receivable from futures commission merchants	157,260	4,774,797	(810,998)	8,572,549	4,553,957	4,870,191	-	-	8,207,387
Decrease (increase) in open trade equity, at fair value	104,475	(42,107)	59,109	(618,848)	2,008,710	(167,338)	-	-	642,494
(Decrease) increase in risk analysis fee payable	(662)	241	7,731	(18,435)	1,745	4,475	-	-	(2,303)
Decrease (increase) in interest receivable	-	-	-	-	-	-	-	-	(305)
Net cash provided by (used in) operating activities	268,970	4,338,746	(1,240,405)	7,299,645	5,457,623	9,318,549	-	-	8,005,604

Cash Flows from Financing Activities
Capital Contributed	400,000	2,082,191	5,974,621	372,161	9,976,074	9,248,169	-	-	-
Capital Distributed	(668,970)	(6,420,937)	(4,734,216)	(7,671,806)	(15,433,697)	(18,566,718)	-	-	(8,005,604)

Net cash provided by (used in) financing activities	(268,970)	(4,338,746)	1,240,405	(7,299,645)	(5,457,623)	(9,318,549)	-	-	-

Net change in cash and cash equivalents	-	-	-	-	-	-	-	-	-
Cash and cash equivalents, beginning of period	$-	$-	$-	$-	$-	$-	$-	$-	$-
Cash and cash equivalents, end of period	$-	$-	$-	$-	$-	$-	$-	$-	$-

	Frontier Trading Company XXXIV, LLC			Frontier Trading Company XXXV, LLC
	2019	2018	2017	2019	2018	2017

Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$1,149,846	$1,453,948	$(84,491)	$464,169	$643,941	$(47,375)
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (gain) loss on swap contracts	(1,149,846)	(1,453,948)	84,491	(464,169)	(643,941)	47,375
(Decrease) increase in swap collateral	-	3,249,999	7,514,000	-	2,599,999	2,214,000
(Decrease) increase in interest payable	-	-	-	-	-	-
Net cash provided by (used in) operating activities	-	3,249,999	7,514,000	-	2,599,999	2,214,000

Cash Flows from Financing Activities
(Decrease) increase in advance on unrealized swap appreciation	-	-	-	-	-	-
Capital Contributed	-	-	-	-	-	-
Capital Distributed	-	(3,249,999)	(7,514,000)	-	(2,599,999)	(2,214,000)

Net cash provided by (used in) financing activities	-	(3,249,999)	(7,514,000)	-	(2,599,999)	(2,214,000)

Net change in cash and cash equivalents	-	-	-	-	-	-
Cash and cash equivalents, beginning of period	$-	$-	$-	$-	$-	$-
Cash and cash equivalents, end of period	$-	$-	$-	$-	$-	$-

	Frontier Trading Company XXXVII, LLC			Frontier Trading Company XXXVIII, LLC			Frontier Trading Company XXXIX, LLC
	2019	2018	2017	2019	2018	2017	2019	2018	2017

Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$(116,581)	$82,063	$26,621	$(35,909)	$(434,955)	$(964,178)	$(67,435)	$(138,923)	$(297,047)
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by (used in) operating activities:
(Decrease) increase in swap collateral	-	-	3,850,050	-	-	-	-	-	5,000,000
Net unrealized (gain) loss on swap contracts	116,581	(82,063)	(26,621)	-	-	-	67,435	138,923	297,047
Sale of Private Investment Companies	-	-	-	622,970	4,549,865	9,568,056	-	-	-
Purchase of Private Investment Companies	-	-	-	394	(3,650,000)	(1,500,000)	-	-	-
Net unrealized (gain) loss in Investments in private investment companies	-	-	-	(154,155)	395,405	(1,238,449)	-	-	-
Net realized (gain) loss in Investments in private investment companies	-	-	-	190,064	39,550	2,202,627	-	-	-
(Decrease) increase in advance on unrealized swap appreciation	-	-	-	-	-	-	-	-	-

Net cash provided by (used in) operating activities	-	-	3,850,050	623,364	899,865	8,068,056	-	-	5,000,000

Cash Flows from Financing Activities
(Decrease) increase in advance on unrealized swap appreciation	-	-	-	-	-	-	-	-	-
Capital Contributed	-	-	-	-	3,650,000	3,695,073	-	-	-
Capital Distributed	-	-	(3,850,050)	(623,364)	(4,549,865)	(11,763,129)	-	-	(5,000,000)

Net cash provided by (used in) financing activities	-	-	(3,850,050)	(623,364)	(899,865)	(8,068,056)	-	-	(5,000,000)

Net change in cash and cash equivalents	-	-	-	-	-	-	-	-	-
Cash and cash equivalents, beginning of period	$-	$-	$-	$-	$-	$-	$-	$-	$-
Cash and cash equivalents, end of period	$-	$-	$-	$-	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Funds

Notes to Financial Statements

1. Organization and Purpose

These financial statements and related notes pertain to the following companies: Frontier Trading Company I LLC, Frontier Trading Company II LLC, Frontier Trading Company XV LLC, Frontier Trading Company XXXIV, LLC, Frontier Trading Company XXXV LLC, Frontier Trading Company XXXVII, LLC, Frontier Trading Company XXXVIII, LLC, and Frontier Trading Company XXXIX, LLC (the “Trading Companies”).

Frontier Funds (the “Trust”), was formed as a Delaware statutory trust on August 8, 2003, with separate Series of Units (the “Series”). Its term will expire on December 31, 2053 (unless terminated earlier in certain circumstances). The Trust is a multi-advisor commodity pool as described in Commodity Futures Trading Commission, (“CFTC”) Regulation § 4.10(d)(2).

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

Basis of Presentation—The Trading Companies follow Generally Accepted Accounting Principles (“GAAP”), as established by the Financial Accounting Standards Board (the “FASB”), to ensure consistent reporting of financial condition, condensed schedules of investments, results of operations, changes in capital and cash flows. The Trading Companies are investment companies and follow Accounting Standards Codification (“ASC”) 946.

Receivable from Futures Commission Merchants—The Trading Companies deposit assets with a futures commission merchant (“FCM”) subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trading Companies earn interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2019 and December 31, 2018 included restricted cash for margin requirements of $2,890,330 and $1,717,065 for the Frontier Trading Company I LLC and $0 and $4,368,185 for the Frontier Trading Company II LLC, respectively.

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

Investment Transactions—Futures, options on futures, and forward contracts are recorded on a trade date basis and realized gains or losses are recognized when contracts are settled. Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the Statement of Operations as a Net change in open trade equity, as there exists a right of offset of unrealized gains or losses in accordance with ASC 210. Any change in net unrealized gain or loss from the preceding period is reported in the Statements of Operations. Fair value of exchange-traded contracts is based upon exchange settlement prices. Fair value of non- exchange-traded contracts is based on third party quoted dealer values on the interbank market.

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

Income Taxes—The Trading Companies apply the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trading Companies’ financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trading Company level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. Management has concluded there is no tax expense, interest or penalties to be recorded by the Trading Companies. The 2016 through 2019 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

The following table summarizes the instruments that comprise the Trading Companies financial asset portfolio measured at fair value on a recurring basis as of December 31, 2019 and 2018, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

December 31, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Frontier Trading Company I LLC
Open Trade Equity (Deficit)	$57,057	$59,127	$-	$116,184
Frontier Trading Company II LLC
Open Trade Equity (Deficit)	-	-	-	-
Frontier Trading Company XXXIV, LLC
Swap Contracts	-	-	11,944,754	11,944,754
Frontier Trading Company XXXV, LLC
Swap Contracts	-	-	6,384,583	6,384,583
Frontier Trading Company XXXVII, LLC
Swap Contracts	-	-	362,521	362,521
Frontier Trading Company XXXIX, LLC
Swap Contracts	-	-	2,888,009	2,888,009

December 31, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Frontier Trading Company I LLC
Open Trade Equity (Deficit)	$242,860	$(22,201)	$-	$220,659
Frontier Trading Company II LLC
Open Trade Equity (Deficit)	(643,656)	24,808	-	(618,848)
Frontier Trading Company XXXIV, LLC
Swap Contracts	-	-	10,794,908	10,794,908
Frontier Trading Company XXXV, LLC
Swap Contracts	-	-	5,920,414	5,920,414
Frontier Trading Company XXXVII, LLC
Swap Contracts	-	-	479,102	479,102
Frontier Trading Company XXXIX, LLC
Swap Contracts	-	-	2,955,444	2,955,444

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap Contract asset gains and losses (realized/unrealized) included in earnings are classified in “net realized and unrealized gain/(loss) on investments net realized and unrealized gain/(loss) on swap contracts” on the statements of operations. During the years ended December 31, 2019 and 2018, all identified level three assets were components of the Frontier Trading Company XXXIV, XXXV, XXXVII, and XXXIX.

	Frontier Trading Company	Frontier Trading Company
	XXXIV LLC	XXXIX, LLC
	For The Year Ending	For The Year Ending
	December 31, 2019	December 31, 2019
Balance of recurring Level 3 assets as of January 1, 2019	$10,794,908	$2,955,444
Total gains or losses (realized/unrealized):
Included in earnings-realized	-	-
Included in earnings-unrealized	1,149,846	(67,435)
Included in other comprehensive income	-	-
Proceeds from reduction of cash collateral	-	-
Transfers in and/or out of Level 3	-	-
Balance of recurring Level 3 assets as of December 31, 2019	$11,944,754	$2,888,009

	Frontier Trading Company XXXV LLC For The Year Ending December 31, 2019	Frontier Trading Company XXXVII, LLC For The Year Ending December 31, 2019
Balance of recurring Level 3 assets as of January 1, 2019	$5,920,414	$479,102
Total gains or losses (realized/unrealized):
Included in earnings-realized	-	-
Included in earnings-unrealized	464,169	(116,581)
Included in other comprehensive income	-	-
Proceeds from reduction of cash collateral	-	-
Transfers in and/or out of Level 3	-	-
Balance of recurring Level 3 assets as of December 31, 2019	$6,384,583	$362,521

	Frontier Trading Company XXXIV LLC For The Year Ending December 31, 2018	Frontier Trading Company XXXIX, LLC For The Year Ending December 31, 2018
Balance of recurring Level 3 assets as of January 1, 2018	$11,340,959	$3,094,367
Total gains or losses (realized/unrealized):
Included in earnings-realized	-	-
Included in earnings-unrealized	1,453,948	(138,923)
Included in other comprehensive income	-	-
Proceeds from reduction of cash collateral	(1,999,999)	-
Transfers in and/or out of Level 3	-	-
Balance of recurring Level 3 assets as of December 31, 2018	$10,794,908	$2,955,444

	Frontier Trading Company XXXV LLC For The Year Ending December 31, 2018	Frontier Trading Company XXXVII, LLC For The Year Ending December 31, 2018
Balance of recurring Level 3 assets as of January 1, 2018	$6,376,472	$397,039
Total gains or losses (realized/unrealized):
Included in earnings-realized	-	-
Included in earnings-unrealized	643,941	82,063
Included in other comprehensive income	-	-
Proceeds from reduction of cash collateral	(1,099,999)	-
Transfers in and/or out of Level 3	-	-
Balance of recurring Level 3 assets as of December 31, 2018	$5,920,414	$479,102

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2019:

	Frontier Trading	Frontier Trading	Frontier Trading	Frontier Trading
	Company XXXV	Company XXXVII LLC	Company XXXIV	Company XXXIX
Swaps	$464,169	$(116,581)	$1,149,846	$(67,435)

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2018:

	Frontier Trading	Frontier Trading	Frontier Trading	Frontier Trading
	Company XXXV	Company XXXVII LLC	Company XXXIV	Company XXXIX
Swaps	$643,941	$82,063	$1,453,948	$(138,923)

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2017:

	Frontier Trading	Frontier Trading	Frontier Trading	Frontier Trading
	Company XXXV	Company XXXVII LLC	Company XXXIV	Company XXXIX
Swaps	$(47,375)	$26,621	$(84,491)	$(297,047)

The Trading Companies assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Trading Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the years ended December 31, 2019 and 2018, the Trading Companies did not transfer any assets between Level 1, Level 2 or Level 3.

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

To help to reduce counterparty risk on the Trading Companies, the Managing Owner has the right to reduce the Trading Companies’ exposure and remove cash from the Trading Companies’ total return swaps with Deutsche Bank AG. This cash holding shall be in excess of $250,000 and may not exceed 40% of the Index exposure in total. Index exposure is defined as the total notional amount plus any profit. The Series are charged interest on this cash holding and any amount removed will be offset against the final settlement value of the swap. As of December 31, 2019, the Frontier Trading Company XXXIV LLC, Frontier Trading Company XXXV LLC, Frontier Trading Company XXXVII LLC, and Frontier Trading Company XXXIX LLC, had $6,176,555, $4,000,000, $115,000, and $1,900,000, respectively, in cash holdings as shown in the Trading Companies’ Statements of Financial Conditions under advance on unrealized swap appreciation, which relates to the Trading Companies’ total return swaps with Deutsche Bank AG. Embedded in the swap fair value is management and incentive fees being paid to Trading Advisors. As of December 31, 2019, the management fees and range of incentive fees by Trading Company were as follows:

Trading Company	Management Fee	Incentive Fee
Frontier Trading Company XXXIV LLC	1%	20-25%
Frontier Trading Company XXXV LLC	1%	20-25%
Frontier Trading Company XXXVII LLC	1.5%	25%
Frontier Trading Company XXXIX LLC	1%	15%

Such fees are embedded in the fair value of the swap and are included in net unrealized gain (loss) on swap contracts on the Statements of Operations.

The Trading Companies have invested in the following swaps as of December 31, 2019.

	XXXIV Balanced select swap	XXXV Diversified select swap	XXXVII L/S select swap	Brevan Howard
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$7,420,403	$1,761,834	$653,610	$2,072,056
Termination Date	7/31/2023	7/31/2023	7/31/2023	3/27/2023
Cash Collateral	$86,000	$86,000	$29,950	$975,450
Swap Value	$11,858,754	$6,298,583	$332,571	$1,912,559
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	$1,149,846	$464,169	$(116,581)	$(67,435)
Fair Value as of December 31, 2019	$11,944,754	$6,384,583	$362,521	$2,888,009
Advance on swap appreciation	$(6,176,555)	$(4,000,000)	$(115,000)	$(1,900,000)

The Trading Companies have invested in the following swaps as of December 31, 2018.

	XXXIV Balanced select swap	XXXV Diversified select swap	XXXVII L/S select swap	Brevan Howard
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$7,420,403	$1,761,834	$653,610	$2,072,056
Termination Date	7/31/2023	7/31/2023	7/31/2023	3/27/2023
Cash Collateral	$86,000	$86,000	$29,950	$978,950
Swap Value	$10,708,908	$5,834,414	$449,152	$1,976,494
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	$1,453,948	$643,941	$82,063	$(138,924)
Fair Value as of December 31, 2018	$10,794,908	$5,920,414	$479,102	$2,955,444
Advance on swap appreciation	$(6,176,555)	$(4,000,000)	$(115,000)	$(1,900,000)

5. Financial Highlights

The following information presents the financial highlights of the Trading Companies for the years ended December 31, 2019, 2018, 2017.

	Frontier Trading			Frontier Trading			Frontier Trading
	Company I LLC			Company II LLC			Company XV, LLC (1)
	12/31/2019	12/31/2018	12/31/2017	12/31/2019	12/31/2018	12/31/2017	12/31/2019	12/31/2018	12/31/2017

Net Investment Gain	1.55%	1.15%	0.33%	4.97%	1.23%	0.36%	0.00%	0.00%	0.00%

Total Return	0.27%	-12.39%	-6.34%	-100.00%	-11.52%	37.39%	0.00%	0.00%	-10.32%

	Frontier Trading			Frontier Trading
	Company XXXIV, LLC			Company XXXV, LLC
	12/31/2019	12/31/2018	12/31/2017	12/31/2019	12/31/2018	12/31/2017

Net Investment Gain	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Total Return	24.90%	111.81%	0.63%	24.17%	220.14%	-1.23%

	Frontier Trading			Frontier Trading			Frontier Trading
	Company XXXVII, LLC			Company XXXVIII, LLC			Company XXXIX, LLC
	12/31/2019	12/31/2018	12/31/2017	12/31/2019	12/31/2018	12/31/2017	12/31/2019	12/31/2018	12/31/2017

Net Investment Gain	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Total Return	-32.02%	29.10%	14.83%	-7.99%	-44.04%	-5.85%	-6.39%	-11.63%	7.25%

(1) Trading Company XV ceased trading operations May 9, 2017

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

As of December 31, 2019, Frontier Trading Company XXXVIII, LLC’s investment into Galaxy Plus Fund – Quest FIT Feeder Fund (535) LLC had a fair value of $157,775. For the year ended December 31, 2019, Galaxy Plus Fund – Quest FIT Feeder Fund (535) LLC incurred $0 in trading commissions and had $(190,064) and $154,155 in realized loss and unrealized trading gains, respectively, for a net loss of $35,909. Galaxy Plus Fund – Quest FIT Feeder Fund (535) LLC allows for daily redemptions upon 24 hours written notice. There are no liquidity restrictions.

7. Derivative Instruments and Hedging Activities

The Trading Companies’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trading Companies do not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trading Companies’ derivatives by instrument types as of December 31, 2019 and 2018 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trading Companies’ positions in swap contracts.

The following tables summarize the monthly averages of futures contracts bought and sold for each respective Trading Company:

For the Year Ended December 31, 2019

Monthly average contracts:

	Bought	Sold
Frontier Trading Company I LLC	1,209	1,409
Frontier Trading Company II LLC	112	106

For the Year Ended December 31, 2018

Monthly average contracts:

	Bought	Sold
Frontier Trading Company I LLC	2,183	1,971
Frontier Trading Company II LLC	501	511

For the Year Ended December 31, 2017

Monthly average contracts:

	Bought	Sold
Frontier Trading Company I LLC	1,070	1,008
Frontier Trading Company II LLC	1,998	1,980
Frontier Trading Company XV LLC	4,019	4,191
Frontier Trading Company XXXVIII LLC	583	547

The following tables summarize the trading revenues for the years ended December 31, 2019, 2018 and 2017, approximately by sector:

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended December 31, 2019

Type of contract	Frontier Trading Company I LLC	Frontier Trading Company II LLC
Metals	$(71,367)	$(620,214)
Currencies	(104,139)	(449,623)
Energies	124,324	(555,214)
Agriculturals	230,294	(14,472)
Interest rates	(43,735)	317,037
Stock indices	151	(34,264)
Realized trading income/(loss)(1)	$135,528	$(1,356,750)

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

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2019

Type of contract	Frontier Trading Company I LLC	Frontier Trading Company II LLC
Metals	$26,498	$489,892
Currencies	(127,586)	228,130
Energies	9,624	212,280
Agriculturals	(37,494)	(55,288)
Interest rates	(4,922)	(226,662)
Stock indices	-	54,311
Change in unrealized trading income/(loss)(1)	$(133,880)	$702,663

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

The following tables present gross and net information about the Series’ assets and liabilities subject to master netting arrangements as disclosed on the statements of financial condition as of December 31, 2019 and 2018.

As of December 31, 2019

	Gross Amounts of recognized Assets	Gross Amounts of recognized Liabilities	Net Amounts of Assets and Liabilities Presented in the Statements of Financial Condition

Frontier Trading Company I, LLC
Open Trade Equity/(Deficit)	$213,905	$(97,721)	$116,184

Frontier Trading Company XXXIV, LLC
Swap Contracts	$11,944,753	$-	$11,944,753

Frontier Trading Company XXXV, LLC
Swap Contracts	$6,384,583	$-	$6,384,583

Frontier Trading Company XXXVII, LLC
Swap Contracts	$362,521	$-	$362,521

Frontier Trading Company XXXIX, LLC
Swap Contracts	$2,888,009	$-	$2,888,009

As of December 31, 2018

	Gross Amounts of recognized Assets	Gross Amounts of recognized Liabilities	Net Amounts of Assets and Liabilities Presented in the Statements of Financial Condition

Frontier Trading Company I, LLC
Open Trade Equity/(Deficit)	$348,879	$(128,220)	$220,659

Frontier Trading Company II, LLC
Open Trade Equity/(Deficit)	$2,895,178	$(3,514,026)	$(618,848)

Frontier Trading Company XXXIV, LLC
Swap Contracts	$10,794,908	$-	$10,794,908

Frontier Trading Company XXXV, LLC
Swap Contracts	$5,920,414	$-	$5,920,414

Frontier Trading Company XXXVII, LLC
Swap Contracts	$479,102	$-	$479,102

Frontier Trading Company XXXIX, LLC
Swap Contracts	$2,955,444	$-	$2,955,444

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

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the Statement of Financial Condition, may result in future obligation or loss in excess of the amount paid by the trading Companies for a particular investment. Each Trading Company expects to trade in futures, options, forward and swap contracts and will therefore be a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures positions held by a Trading Company at the same time, and if the Trading Advisor(s) of such Trading Company are unable to offset such futures interests positions, such Trading Company could lose all of its assets. Management will seek to minimize market risk through real-time monitoring of open positions and the level of diversification of each Trading Advisor’s portfolio. It is anticipated that any Trading Advisor’s margin-to- equity ratio will typically not exceed approximately 35% although the actual ratio could be higher or lower from time to time.

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

9. Subsequent Events

Effective February 1, 2020, the administrator and transfer agency provider of the Series was changed from Gemini Hedge Fund Services, LLC to Sudrania Fund Services Corp. Sudrania Fund Services Corp (the "Administrator") serves as the administrator and registrar and transfer agent to the Series and performs certain administrative and accounting services for the Series. The Administrator is paid customary fees for the services that it provides to the Series.

Gemini Alternative Funds, LLC, an affiliate of Gemini Hedge Fund Services, LLC continues to sponsor and operate each Master Fund.

Frontier Balanced Fund

Effective March 12, 2020, Frontier Fund Management, the managing owner of the Registrant, removed Emil Van Essen, LLC (“Emil Van Essen”), a major commodity trading advisor for the Frontier Balanced Fund. Emil Van Essen was accessed through the Galaxy Plus Managed Account platform.

The current commodity trading advisors, including those advising commodity pools on the Galaxy Plus Managed Account Platform and/or reference programs for the Frontier Balanced Fund are:

Aspect Capital Limited

●	Crabel Capital Management, LLC

●	Doherty Advisors, LLC (Non-Major)

●	Fort, LP

●	H2O AM LLP

●	Landmark Trading Company (Non-Major)

●	Quantitative Investment Management, LLC

●	Quest Partners, LLC

●	Welton Investment Partners, LLC

●	Wimmer Horizon LLP

As a result of the removal of Emil Van Essen, LLC, the managing owner has made the following allocation adjustments to Frontier Balanced Fund.

As of March 13, 2020, the allocation of the assets of the Frontier Balanced Fund between the trading advisors was as follows (however, the actual allocation among trading advisors for the Frontier Balanced Fund will vary based on the relative trading performance of the trading advisors and/or reference programs, and the managing owner may otherwise vary such percentages from time to time in its sole discretion):

Advisor	Allocation as of March 13, 2020 (expressed as a percentage of aggregate notional exposure to commodity trading programs)
Aspect Capital Limited (accessed via Galaxy Plus Fund – Aspect Feeder Fund (532) LLC)	19%
Crabel Capital Management, LLC	7%
Doherty Advisors, LLC (accessed via Galaxy Plus Fund – Doherty Feeder Fund (528) LLC)	6%
FORT, L.P. (accessed via Galaxy Plus Fund – FORT Contrarian Feeder Fund (510) LLC)	12%
H2O AM LLP	17%
Landmark Trading Company (accessed via Galaxy Plus Fund – LRR Feeder Fund (522) LLC)	2%
Quantitative Investment Management, LLC (accessed via Galaxy Plus Fund – QIM Feeder Fund (526) LLC)	14%
Quest Partners LLC (accessed via Galaxy Plus Fund – Quest Feeder Fund (517) LLC and Galaxy Plus Fund – Quest FIT Feeder Fund (531) LLC))	4%
Welton Investment Partners, LLC (accessed via Galaxy Plus Fund – Welton GDP Feeder Fund (538) LLC)	12%
Wimmer Horizon LLP	7%

Frontier Diversified Fund

Effective March 12, 2020, Frontier Fund Management, the managing owner of the Registrant, removed Emil Van Essen, LLC (“Emil Van Essen”), a major commodity trading advisor for the Frontier Diversified Fund. Emil Van Essen was accessed through the Galaxy Plus Managed Account platform.

The current commodity trading advisors, including those advising commodity pools on the Galaxy Plus Managed Account Platform and/or reference programs for the Frontier Diversified Fund are:

●	Aspect Capital Limited

●	Crabel Capital Management, LLC

●	Doherty Advisors, LLC (Non-Major)

●	Fort, LP

●	H2O AM LLP

●	Landmark Trading Company (Non-Major)

●	Quantitative Investment Management, LLC

●	Quest Partners, LLC

●	Welton Investment Partners, LLC

As a result of the removal of Emil Van Essen, LLC, the managing owner has made the following allocation adjustments to Frontier Diversified Fund.

As of March 13, 2020, the allocation of the assets of the Frontier Diversified Fund between the trading advisors was as follows (however, the actual allocation among trading advisors for the Frontier Diversified Fund will vary based on the relative trading performance of the trading advisors and/or reference programs, and the managing owner may otherwise vary such percentages from time to time in its sole discretion):

Advisor	Allocation as of March 13, 2020 (expressed as a percentage of aggregate notional exposure to commodity trading programs)
Aspect Capital Limited (accessed via Galaxy Plus Fund – Aspect Feeder Fund (532) LLC)	23%
Crabel Capital Management, LLC	7%
Doherty Advisors, LLC (accessed via Galaxy Plus Fund – Doherty Feeder Fund (528) LLC)	7%
FORT, L.P. (accessed via Galaxy Plus Fund – FORT Contrarian Feeder Fund (510) LLC)	17%
H2O AM LLP	12%
Landmark Trading Company (accessed via Galaxy Plus Fund – LRR Feeder Fund (522) LLC)	2%
Quantitative Investment Management, LLC (accessed via Galaxy Plus Fund – QIM Feeder Fund (526) LLC)	12%
Quest Partners LLC (accessed via Galaxy Plus Fund – Quest Feeder Fund (517) LLC and Galaxy Plus Fund – Quest FIT Feeder Fund (531) LLC))	7%
Welton Investment Partners, LLC (accessed via Galaxy Plus Fund – Welton GDP Feeder Fund (538) LLC)	13%

Frontier Masters Fund

Effective March 12, 2020, Frontier Fund Management, the managing owner of the Registrant, removed Emil Van Essen, LLC (“Emil Van Essen”), a major commodity trading advisor for the Frontier Masters Fund. Emil Van Essen was accessed through the Galaxy Plus Managed Account platform.

Effective March 12, 2020, Frontier Fund Management, the managing owner of the Registrant, removed Transtrend B.V. (“Transtrend”), a major commodity trading advisor for the Frontier Masters Fund. Transtrend was accessed through the Galaxy Plus Managed Account platform.

The current commodity trading advisors, including those advising commodity pools on the Galaxy Plus Managed Account Platform and/or reference programs for the Frontier Masters Fund are:

●	Aspect Capital Limited

●	Welton Investment Partners, LLC

As a result of the removal of Emil Van Essen, LLC and Transtrend, B.V., the managing owner has made the following allocation adjustments to Frontier Masters Fund.

As of March 13, 2020, the allocation of the assets of the Frontier Masters Fund between the trading advisors was as follows (however, the actual allocation among trading advisors for the Frontier Masters Fund will vary based on the relative trading performance of the trading advisors and/or reference programs, and the managing owner may otherwise vary such percentages from time to time in its sole discretion):

Advisor	Allocation as of March 13, 2020 (expressed as a percentage of aggregate notional exposure to commodity trading programs)
Aspect Capital Limited (accessed via Galaxy Plus Fund – Aspect Feeder Fund (532) LLC)	81%
Welton Investment Partners, LLC (accessed via Galaxy Plus Fund – Welton GDP Feeder Fund (538) LLC)	19%

Frontier Long/Short Commodity Fund

Effective March 12, 2020, Frontier Fund Management, the managing owner of the Registrant, removed Emil Van Essen, LLC (“Emil Van Essen”), a major commodity trading advisor for the Frontier Long/Short Commodity Fund. Emil Van Essen was accessed through the Galaxy Plus Managed Account platform.

The current commodity trading advisors, including those advising commodity pools on the Galaxy Plus Managed Account Platform and/or reference programs for the Frontier Long/Short Commodity Fund are:

●	JE Moody & Company

●	Landmark Trading Company (Non-major)

●	Rosetta Capital Management, LLC

●	Welton Investment Partners, LLC

As a result of the removal of Emil Van Essen, LLC, the managing owner has made the following allocation adjustments to Frontier Long/Short Commodity Fund.

As of March 13, 2020, the allocation of the assets of the Frontier Long/Short Commodity Fund between the trading advisors was as follows (however, the actual allocation among trading advisors for the Frontier Long/Short Commodity Fund will vary based on the relative trading performance of the trading advisors and/or reference programs, and the managing owner may otherwise vary such percentages from time to time in its sole discretion):

Advisor	Allocation as of March 13, 2020 (expressed as a percentage of aggregate notional exposure to commodity trading programs)
JE Moody & Company	30%
Landmark Trading Company (accessed via Galaxy Plus Fund – LRR Feeder Fund (522) LLC)	7%
Rosetta Capital Management, LLC (accessed via Galaxy Plus Fund – LRR Feeder Fund (522) LLC)	40%
Welton Investment Partners, LLC (accessed via Galaxy Plus Fund – Welton GDP Feeder Fund (538) LLC)	23%

Frontier Select Fund

Effective March 12, 2020, Frontier Fund Management, the managing owner of the Registrant, removed Transtrend B.V. (“Transtrend”), a major commodity trading advisor for the Frontier Select Fund. Transtrend was accessed through the Galaxy Plus Managed Account platform.

The current commodity trading advisors, including those advising commodity pools on the Galaxy Plus Managed Account Platform and/or reference programs for the Frontier Select Fund are:

●	BH-DG Systematic Trading, LLP

●	Welton Investment Partners, LLC

As a result of the removal of Transtrend B.V., the managing owner has made the following allocation adjustments to Frontier Select Fund.

As of March 13, 2020, the allocation of the assets of the Frontier Select Fund between the trading advisors was as follows (however, the actual allocation among trading advisors for the Frontier Select Fund will vary based on the relative trading performance of the trading advisors and/or reference programs, and the managing owner may otherwise vary such percentages from time to time in its sole discretion):

Advisor	Allocation as of March 13, 2020 (expressed as a percentage of aggregate notional exposure to commodity trading programs)
BH-DG Systematic Trading, LLP	48%
Welton Investment Partners, LLC (accessed via Galaxy Plus Fund – Welton GDP Feeder Fund (538) LLC)	52%

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

The attached annual report is filed under exemption pursuant to Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2019

Independent Auditor’s Report

Managing Member

Galaxy Plus Fund LLC

Report on the Financial Statements

We have audited the accompanying financial statements of Galaxy Plus Fund—TT Feeder Fund (531) LLC, Galaxy Plus Fund—Aspect Feeder Fund (532) LLC and Galaxy Plus Fund—Welton GDP Feeder Fund (538) LLC, which comprise the statements of financial condition as of December 31, 2019, and the related statements of operations and changes in members’ equity for the year then ended, and the related notes to the financial statements.

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

THE POWER OF BEING UNDERSTOOD

AUDIT | TAX | CONSULTING

RSM US LLP is the U.S. member firm of RSM International, a global network of independent audit, tax, and consulting firms. Visit rsmus.com/aboutus for more information regarding RSM US LLP and RSM International.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Plus Fund—TT Feeder Fund (531) LLC, Galaxy Plus Fund—Aspect Feeder Fund (532) LLC and Galaxy Plus Fund—Welton GDP Feeder Fund (538) LLC as of December 31, 2019, and the results of their operations for the year then ended in accordance with accounting principles generally accepted in the United States of America.

Emphasis of Matter Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Galaxy Plus Fund—TT Feeder Fund (531) LLC (the Fund) will continue as a going concern. As discussed in Note 1 to the financial statements, the Fund’s investor intends to redeem all of its investment in the Fund effective April 1, 2020, which raises substantial doubt about the Fund’s ability to continue as a going concern. Management’s plans with regard to this matter are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Denver, Colorado

March 30, 2020

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Statements of Financial Condition (continued)

December 31, 2019

(Expressed in U.S. Dollars)

	Galaxy Plus Fund LLC - 531 Series	Galaxy Plus Fund LLC - 532 Series	Galaxy Plus Fund LLC - 538W Series
Assets

Investment in Master Fund - at fair value	$1,829,393	$12,080,187	$6,572,633
Cash	5,770	10,172	82,282
Receivable from Master	-	47,752	-
Receiveble from Managing Owner	2,307	-
Receivable from Sponsor	1,604	180	244

Total assets	$1,839,074	$12,138,291	$6,655,159

Liabilities and members’ equity

Redemptions payble	$-	$-	$65
Payable to Master Fund	10,424	-	71,053
Accrued incentive fees	-	13,074	-
Accrued management fees	1,793	61,619	14,680
Accrued sponsor fees	4,790	10,623	3,472

Total liabilities	17,007	85,316	89,270

Members’ equity	1,822,067	12,052,975	6,565,889

Total liabilities and members’ equity	$1,839,074	$12,138,291	$6,655,159

See notes to financial statements.

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Statements of Operations (continued)

For the year ended December 31, 2019

(Expressed in U.S. Dollars)

	Galaxy Plus Fund LLC - 531 Series	Galaxy Plus Fund LLC - 532 Series	Galaxy Plus Fund LLC - 538W Series
Net investment income (loss) allocated from Master Fund:
Interest income	$30,956	$198,474	$159,430
Bank fees	-	-	-

Net investment income (loss) allocated from Master Fund	30,956	198,474	159,430

Fund expenses:
Operating expenses	7,045	758	1,754
Management fee	76,742	708,696	303,482
Incentive fee	1,126	970,343	497,354
Sponsor fee	4,934	70,442	34,528
Professional fee	13,238	13,307	13,238

Total fund expenses	103,085	1,763,546	850,356

Total net investment loss	(72,129)	(1,565,072)	(690,926)

Realized and unrealized gain (loss) on investments and foreign currency transactions allocated from Master Fund:
Net realized gain/(loss) from investments and foreign currency transactions	261,716	4,019,429	2,743,610
Net increase/(decrease) in unrealized appreciation(depreciation) on investments and translation of assets and liabilities denominated in foreign currencies	(168,186)	77,538	(1,145,672)

Net realized and unrealized gain (loss) on investments and foreign currency transactions allocated from investment in Master Fund	93,530	4,096,967	1,597,938

Net increase (decrease) in members’ equity resulting from operations	$21,401	$2,531,895	$907,012

See notes to financial statements.

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Statements of Changes in Members’ Equity (continued)

For the year ended December 31, 2019

(Expressed in U.S. Dollars)

	Galaxy Plus Fund LLC - 531 Series	Galaxy Plus Fund LLC - 532 Series	Galaxy Plus Fund LLC - 538W Series
Increase/(decrease) in members’ equity from operations:
Total net investment loss	$(72,129)	$(1,565,072)	$(690,926)
Net realized gain/(loss) from investments and foreign currency transactions	261,716	4,019,429	2,743,610
Net increase/(decrease) in unrealized appreciation (depreciation) on investments and translation of assets and liabilities denominated in foreign currencies	(168,186)	77,538	(1,145,672)

Net increase/(decrease) in members’ equity from operations	21,401	2,531,895	907,012

Increase/(decrease) in members’ equity from capital transactions:
Proceeds from issuance of capital	958,457	11,631,776	2,610,270
Payments for redemption of capital	(1,753,297)	(3,215,603)	(15,345,854)

Net increase/(decrease) in members’ equity from capital transactions	(794,840)	8,416,173	(12,735,584)

Total net increase/(decrease) in members’ equity	(773,439)	10,948,068	(11,828,572)

Members’ equity, beginning of the year	2,595,506	1,104,907	18,394,461

Members’ equity, end of the year	$1,822,067	$12,052,975	$6,565,889

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

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Notes to Financial Statements

During 2019, the Onshore Platform consisted, in part, of the Funds described below. The Funds listed, herein, contain Class EF interest. That interest was created specifically for a strategic investor (see Note 3). The Funds are considered significant subsidiaries of that strategic investor under S-X 3-09. The financial statement for each of the Master Funds referenced below are attached to this report and should be read in conjunction with each Fund’s financial statements.

The financial statement for each of the Master Funds referenced below are attached to this report and should be read in conjunction with each Fund’s financial statements.

Galaxy Plus Fund – TT Feeder Fund (531) LLC (“531”) – On its inception date, May 10, 2017, 531 invested its assets in Galaxy Plus Fund – TT Master Fund (531) LLC, a Delaware limited liability company. As of December 31, 2019, 531 owned 100% of its Master Fund. In March 2020, the Sponsor was notified that 531’s investor intends to redeem its equity from the Fund effective April 1, 2020 raising substantial doubt that the Fund will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Sponsor has elected to keep the Fund open and plans to find new seed capital so that trading can recommence. As a result, and based on the fact that a formal liquidation plan has not been adopted by the Sponsor, the Fund has not adopted the liquidation basis of accounting under FASB ASC 205-30 Presentation of Financial Statements-Liquidation Basis of Accounting.

Galaxy Plus Fund – Aspect Feeder Fund (532) LLC (“532”) – On its inception date, December 16, 2016, 532 invested its assets in Galaxy Plus Fund – Aspect Master Fund (532) LLC, a Delaware limited liability company. As of December 31, 2019, 532 owned 100% of its Master Fund.

Galaxy Plus Fund – Welton GDP Feeder Fund (538) LLC (“538W”) – On its inception date, March 28, 2017, 538W invested its assets in Galaxy Plus Fund – Welton GDP Master Fund (538) LLC, a Delaware limited liability company. As of December 31, 2019, 538W owned 100% of its Master Fund.

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

Statement of cash flows: The Onshore Platform has elected not to provide statements of cash flows as permitted by U.S. GAAP as all of the following conditions have been met:

●	During the year, substantially all of the Funds’ investments were carried at fair value and classified as Level 1 or Level 2 or were measured using the practical expedient measurements in accordance with FASB ASC 820;
●	The Funds had little or no debt during the period;
●	The Onshore Platform financial statements include statements of changes in members’ equity.

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

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Notes to Financial Statements

The amount of capital activity by each class of Interest for each Fund for the periods ended December 31, 2019, is as follows:

	Galaxy Plus Fund LLC - 531 Series	Galaxy Plus Fund LLC - 532 Series	Galaxy Plus Fund LLC - 538W Series
	Class EF	Class EF	Class EF

Subscriptions	$958,457	$11,631,776	$2,610,270
Redemptions	(1,753,297)	(3,215,603)	(15,345,854)
Transfers In	-	-	-
Transfers out	-	-	-

Total increase (decrease)	$(794,840)	$8,416,173	$(12,735,584)

Transfers into and out of a Fund relating to movement from one class of Share to another, change in beneficial ownership, and consolidation to an older series may occur from time to time. Roll-ups are considered transfers for financial reporting purposes. Since the amount of transfers into and out of each Fund offset, such transfers are not shown in the Funds’ Statements of Changes in Members’ Equity. For the year ended December 31, 2019, there were no transfers.

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

Management Fee: Each Advisor earns a management fee (the “Management Fee”) which is calculated and accrued monthly (prorated for partial periods) and payable in arrears as of the last business day of each month. The rate at which the Management Fee is calculated is specific to each Fund and typically ranges from 0% to 3.50% per annum. Each Advisor may enter into fee sharing arrangements with the Sponsor, pursuant to which the Sponsor will receive a portion of the Management Fee to be paid to such advisor. In addition, the Sponsor can enter into agreements with Selling Agents in which the Selling Agent will receive a portion of the Management Fee on assets they introduce to the Funds. No Selling Agent amounts were charged during the year ended December 31, 2019. The amounts due to the Selling Agents and Sponsor are included in the Management Fee charged to the Funds.

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

The Sponsor, on behalf of the managing owner of the Class EF members, has entered into separate fee arrangements with the Trading Advisors which results in the managing owner retaining a portion of both the management and incentive fees charged to the Class EF members. During the periods ended December 31, 2019, the amount of management fees and incentive fees retained by the managing owner of Class EF members are as follows:

	Expense
	Galaxy Plus Fund LLC - 531 Series	Galaxy Plus Fund LLC - 532 Series	Galaxy Plus Fund LLC - 538W Series
Management Fee	$44,161	$473,889	$7,530
Incentive Fee	1,127	487,456	-

The amount of management fees and incentive fees due to the managing owner of the class EF members as of December 31, 2019 are as follows:

	Payable
	Galaxy Plus Fund LLC - 531 Series	Galaxy Plus Fund LLC - 532 Series	Galaxy Plus Fund LLC - 538W Series
Accrued Management Fee	$4,527	$43,261	$893
Accrued Incentive Fee	-	-	-

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

Sales Commission: Class A, B and C Interests are subject to monthly ongoing sales commissions (“Sales Commissions”) equal to a percentage (the “Sales Commission Rate”) applicable to each Class of Interest. Sales Commissions are calculated and accrued monthly and payable in arrears as of the last business day of each month. Sales Commissions are pro rated for partial periods. Sales Commissions are specific to an Investor and are agreed upon between the Investor and Selling Agent prior to making a contribution to the Onshore Platform. The Sales Commission Rate generally ranges between 0%-2% per annum. No sales commissions were charged during the year ended December 31, 2019. Sales commissions are included in the Sponsor Fee totals on the Statements of Operations.

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

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Notes to Financial Statements

Note 6. Financial Instruments with off-balance sheet risk and concentration of credit risk

At December 31, 2019, none of the Funds have direct commitments to buy or sell financial instruments, including derivative instruments. Each Fund does have indirect buy and sell commitments that arise through the positions held by the Master Fund in which each respective Fund invests. However, as an investor in a Master Fund, each Fund’s risk at December 31, 2019, is limited to the fair value of its investment in the Master Fund.

Note 7. Financial highlights

Financial highlights for each Fund and its respective Class(es) for the year ended December 31, 2019 are presented in the table below. The information has been derived from information presented in the financial statements.

	Galaxy Plus Fund LLC - 531 Series	Galaxy Plus Fund LLC - 532 Series	Galaxy Plus Fund LLC - 538W Series
	Class EF	Class EF	Class EF

Total return before incentive fee	(2.55)%	26.19%	5.66%
Incentive fee	(0.05)%	(8.35)%	(4.34)%
Total return after incentive fee (A)	(2.60)%	17.84%	1.32%

Ratios to average members’ equity (B):
Expenses excluding incentive fee	4.67%	6.85%	3.09%
Incentive fee	0.05%	8.35%	4.34%
Total expenses and incentive fee	4.72%	15.20%	7.43%

Net investment loss (C)	(3.44)%	(13.49)%	(6.04)%

(A)	Total return is based on the change in average members’ equity during the period of a theoretical investment made at the inception of the Fund.
(B)	The total expense and net investment loss ratios are computed based upon weighted-average members’ equity as a whole for the year ended December 31, 2019.
(C)	The net investment loss ratio excludes net realized and unrealized gains (losses) on investments.

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

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Notes to Financial Statements

Note 8. Subsequent events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Funds’ financial statements through March 30, 2020, the date the financial statements were available for issuance. Other than the item disclosed below, the Sponsor has determined that there are no material events that would require recognition or disclosure in the Funds’ financial statements through this date.

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the markets in which the Master Funds invest. While the Funds and the Master Funds cannot estimate how long these conditions will last or what the complete financial effect to the Funds will be, the Funds are experiencing and are expected to continue to experience significant impacts to financial performance and the valuation of investments, and are vulnerable to the risk of a severe impact..

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of and for the year ended December 31, 2019, is accurate and complete.

/s/ David Young
David Young, President
Gemini Alternative Funds, LLC — Sponsor

Galaxy Plus Fund – TT

Master Fund (531) LLC

(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2019

Independent Auditor’s Report

Managing Member

Galaxy Plus Fund LLC

Report on the Financial Statements

We have audited the accompanying financial statements of Galaxy Plus Fund—TT Master Fund (531) LLC, which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2019, and the related statements of operations and changes in member’s equity for the year then ended, and the related notes to the financial statements.

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

THE POWER OF BEING UNDERSTOOD

AUDIT | TAX | CONSULTING

RSM US LLP is the U.S. member firm of RSM International, a global network of independent audit, tax, and consulting firms. Visit rsmus.com/aboutus for more information regarding RSM US LLP and RSM International.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Plus Fund—TT Master Fund (531) LLC as of December 31, 2019, and the results of its operations for the year then ended, in accordance with accounting principles generally accepted in the United States of America.

Emphasis of Matter Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Fund will continue as a going concern. As discussed in Note 1 to the financial statements, the Fund’s investor intends to redeem all of its investment in the Fund effective April 1, 2020, which raises substantial doubt about the Fund’s ability to continue as a going concern. Management’s plans with regard to this matter are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Denver, Colorado

March 30, 2020

Galaxy Plus Fund - TT Master Fund (531) LLC

(A Delaware Limited Liability Company)

Statement of Financial Condition

December 31, 2019

(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$158,015
Restricted cash - margin balance	1,660,488
Investments in futures contracts at fair value (represents unrealized appreciation on open derivative contracts, net)	466
Receivable from Onshore Feeder Fund	10,424

Total assets	$1,829,393

Liabilities and Member's Equity

Total liabilities	$-

Member's equity	1,829,393

Total liabilities and member's equity	$1,829,393

See notes to financial statements.

Galaxy Plus Fund - TT Master Fund (531) LLC

(A Delaware Limited Liability Company)

Condensed Schedule of Investments

December 31, 2019

(Expressed in U.S. Dollars)

			Percent of
	Number of		Member's
	Contracts/Units	Fair Value	Equity
Long positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	16	$7,336	0.40%
Currency	91	69,987	3.83
Energy	5	11,767	0.63
Index	158	5,883	0.32
Interest	3	(8,682)	(0.47)
Metals	40	(14,235)	(0.78)
Foreign:
Futures contracts:
Agriculture	9	10,558	0.58
Currency	54	(5,150)	(0.28)
Energy	6	6,747	0.37
Index	54	(3,101)	(0.17)
Interest	80	(14,901)	(0.81)
Metals	2	3,358	0.18

Total long positions		$69,567	3.80%

(Continued)

Galaxy Plus Fund - TT Master Fund (531) LLC

(A Delaware Limited Liability Company)

Condensed Schedule of Investments (Continued)

December 31, 2019

(Expressed in U.S. Dollars)

			Percent of
	Number of		Member's
	Contracts/Units	Fair Value	Equity
Short positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	38	$(34,237)	(1.87)%
Currency	78	(51,289)	(2.80)
Energy	15	19,200	1.05
Index	16	96	0.01
Interest	53	(106)	0.00
Metals	23	(6,662)	(0.36)
Futures contracts:
Agriculture	13	(844)	(0.05)
Currency	4	(2,318)	(0.13)
Index	12	2,794	0.15
Interest	31	4,265	0.23

Total short positions		(69,101)	(3.77)

Investments in futures contracts, at fair value		$466	0.03%

See notes to financial statements.

Galaxy Plus Fund - TT Master Fund (531) LLC

(A Delaware Limited Liability Company)

Statement of Operations

For the year ended December 31, 2019

(Expressed in U.S. Dollars)

Investment Income:
Interest income	$30,956

Net investment income	30,956

Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized gain from:
Derivative contracts	261,073
Foreign currency transactions	643
261,716

Net increase (decrease) in unrealized appreciation on:
Derivative contracts	(170,395)
Translation of assets and liabilities denominated in foreign currencies	2,209
(168,186)

Net realized and unrealized gain on investments and foreign currency transactions	93,530

Net increase in member's equity resulting from operations	$124,486

See notes to financial statements.

Galaxy Plus Fund - TT Master Fund (531) LLC

(A Delaware Limited Liability Company)

Statement of Changes in Member's Equity

For the year ended December 31, 2019

(Expressed in U.S. Dollars)

Changes in member's equity from operations:
Net investment income	$30,956
Net realized gain (loss) from derivative contracts and foreign currency transactions	261,716
Net increase (decrease) in unrealized depreciation on derivative contracts and translation of assets and liabilities denominated in foreign currencies	(168,186)

Net increase in member's equity resulting from operations	124,486

Changes in member's equity from capital transactions:
Proceeds from issuance of capital	851,553
Payments for redemptions of capital	(1,752,238)

Net decrease in member's equity resulting from capital transactions	(900,685)

Total decrease	(776,199)

Member's equity, beginning of year	2,605,592

Member's equity, end of year	$1,829,393

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

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or other Master Funds. Galaxy Plus Fund – TT Feeder Fund (531) (“LLC531”), a separated series of the Onshore Platform and Galaxy Plus Fund – TT Offshore Feeder Fund (531) Segregated Portfolio (“SPC531”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2019, SPC531 had not yet commenced operations and LLC531 is the sole member.

In March 2020, the Sponsor was notified that LLC531 intends to redeem its equity from the Master Fund effective April 1, 2020 raising substantial doubt that the Master Fund will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Sponsor has elected to keep the Master Fund open and plans to find new seed capital so that trading can recommence. As a result, and based on the fact that a formal liquidation plan has not been adopted by the Sponsor, the Master Fund has not adopted the liquidation basis of accounting under FASB ASC 205-30 Presentation of Financial Statements-Liquidation Basis of Accounting.

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $1,841,857 is held in USD and account payable of ($23,354) in foreign currencies as of December 31, 2019, and are recorded in cash and restricted cash – margin balance on the statement of financial condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2019 included restricted cash for margin requirements of $1,660,488. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2019 included amounts due to the broker for unsettled trades of $0.

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

Galaxy Plus Fund – TT Master Fund (531) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the years ended December 31, 2017 through 2019, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the year, the Master Fund did not accrue any interest or penalties.

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

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2019. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

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

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2019.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – TT Master Fund (531) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2019. Presentation is gross – as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative contracts:
Futures contracts:
Agriculture	$25,876	$25,876	$-	$-
Currency	91,537	91,537	-	-
Energy	39,044	39,044	-	-
Index	19,841	19,841	-	-
Interest	8,660	8,660	-	-
Metals	22,152	22,152	-	-

Total investment assets at fair value	207,110	207,110	-	-

Liabilities:
Derivative contracts:
Futures contracts:
Agriculture	(43,064)	(43,064)	-	-
Currency	(80,307)	(80,307)	-	-
Energy	(1,330)	(1,330)	-	-
Index	(14,169)	(14,169)	-	-
Interest	(28,083)	(28,083)	-	-
Metals	(39,691)	(39,691)	-	-

Total investment liabilities at fair value	(206,644)	(206,644)	-	-

Total net investment at fair value	$466	$466	$-	$-

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2019.

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

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures and forward contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments.  Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. As of December 31, 2019, the Master Fund had open futures contracts with the following notional values by sector:

Galaxy Plus Fund – TT Master Fund (531) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Agriculture	25	$830,612	Agriculture	51	$(1,110,463)
Currency	145	5,085,157	Currency	82	(7,030,407)
Energy	11	595,981	Energy	15	(331,340)
Index	212	2,512,568	Index	28	(157,855)
Interest	83	43,990,307	Interest	84	(44,030,460)
Metals	42	1,468,725	Metals	23	(1,095,513)

During the year ended December 31, 2019, the Master Fund participated in 15,849 futures contract transaction.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading
Gain (Loss)*
Futures contracts:
Agriculture	$(181,319)
Currency	(2,901)
Energy	(137,823)
Index	(19,415)
Interest	558,071
Metals	(94,277)
Total futures	122,336

Trading costs	(31,658)

Total net trading gain (loss)	$90,678

*Includes both realized gain of $261,073 and unrealized depreciation of ($170,395) and is located in net realized and unrealized gain (loss) on investments on the statement of operations. Amounts exclude foreign currency transactions and translation.

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

The following tables summarize the Master Fund’s netting arrangements:

Description	Gross Amounts of Recognized Assets (Liabilities)	Offset in the Statement of Financial Condition	Net Amount of Assets (Liabilities) in the Statement of Financial Condition

Futures	$207,110	$(206,644)	$466
Total	$207,110	$(206,644)	$466

	Net amount in the Statement of Financial Condition	Cash Collateral Received by Counterparty	Net Amount which is not offset in the Statement of Financial Condition

Counterparty A	$466	$1,660,488	$1,660,954
Total	$466	$1,660,488	$1,660,954

Galaxy Plus Fund – TT Master Fund (531) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 6. Related Parties

Gemini Hedge Fund Services, LLC an affiliate of the Sponsor, provides administration services for the Master Fund.

On February 1, 2019, NorthStar Financial Services Group, LLC, the parent company of GAF and its affiliated companies including Gemini Hedge Fund Services, LLC (collectively, the “Gemini Companies”), sold its interest in the Gemini Companies to a third party private equity firm that contemporaneously acquired Ultimus Fund Solutions, LLC (an independent fund administration firm) and its affiliates (collectively, the “Ultimus Companies”).

Note 7. Financial Highlights

Financial highlights of the Master Fund for the year ended December 31, 2019 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	2.10%

Ratios to average member's equity (B):
Net investment income(C)	1.41%
Total expenses	-%

(A)	Total return is based on the change in average member's equity during the period of a theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment income ratios are computed based upon weighted-average member's equity as a whole for the year ended December 31, 2019.

(C)	The net investment income ratio excludes net realized and unrealized gains (losses) on investments.

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

Galaxy Plus Fund – TT Master Fund (531) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 8. Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Funds’ financial statements through March 30, 2020, the date the financial statements were available for issuance. Other than the items already disclosed and the item disclosed below, the Sponsor has determined that there are no material events that would require recognition or disclosure in the Funds’ financial statements through this date.

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the markets in which the Master Funds invest. While the Funds and the Master Funds cannot estimate how long these conditions will last or what the complete financial effect to the Funds will be, the Funds are experiencing and are expected to continue to experience significant impacts to financial performance and the valuation of investments, and are vulnerable to the risk of a severe impact.

Galaxy Plus Fund – TT Master Fund (531) LLC

(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of and for the year ended December 31, 2019, is accurate and complete.

/s/ David Young
David Young, President
Gemini Alternative Funds, LLC — Sponsor

Galaxy Plus Fund – Aspect
Master Fund (532) LLC

(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2019

Independent Auditor’s Report

Managing Member

Galaxy Plus Funds LLC

Report on the Financial Statements

We have audited the accompanying financial statements of Galaxy Plus Fund—Aspect Master Fund (532) LLC (the Fund), which comprise the statements of financial condition, including the condensed schedule of investments, as of December 31, 2019, and the related statements of operations and changes in member’s equity for the year then ended, and the related notes to the financial statements.

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

THE POWER OF BEING UNDERSTOOD

AUDIT | TAX | CONSULTING

RSM US LLP is the U.S. member firm of RSM International, a global network of independent audit, tax, and consulting firms. Visit rsmus.com/aboutus for more information regarding RSM US LLP and RSM International.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Plus Fund—Aspect Master Fund (532) LLC as of December 31, 2019, and the results of its operations for the year then ended in accordance with accounting principles generally accepted in the United States of America.

Denver, Colorado

March 30, 2020

Galaxy Plus Fund - Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Statement of Financial Condition

December 31, 2019

(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$6,250,401
Restricted cash - margin balance	5,735,166
Investments in futures contracts at fair value
(represents unrealized appreciation on open derivative contracts, net)	142,372

Total assets	$12,127,939

Liabilities and Member’s Equity

Total liabilities
Payable to Onshore Feeder Fund	$47,752
Total liabilities	47,752

Member’s equity	12,080,187

Total liabilities and member’s equity	$12,127,939

See notes to financial statements.

Galaxy Plus Fund - Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Condensed Schedule of Investments

December 31, 2019

(Expressed in U.S. Dollars)

	Number of		Percent of
	Contracts/Units	Fair Value	Member’s Equity
Long positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	47	$7,559	0.06%
Currency	312	180,196	1.49
Energy	40	87,324	0.72
Index	47	108,101	0.89
Interest	55	(45,956)	(0.38)
Metals	55	(40,450)	(0.33)
Foreign:
Futures contracts:
Energy	25	45,845	0.38
Index	252	(42,593)	(0.35)
Interest	280	(85,180)	(0.71)

Total long positions		214,846	1.78

Short positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	32	(33,468)	(0.28)
Currency	116	(146,831)	(1.22)
Energy	86	136,780	1.13
Metals	31	(47,167)	(0.39)
Foreign:
Futures contracts:
Index	2	1,118	0.01
Interest	123	17,094	0.14

Total short positions		(72,474)	(0.60)

Investments in futures contracts, at fair value		$142,372	1.18%

See notes to financial statements.

Galaxy Plus Fund - Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Statement of Operations

For the year ended December 31, 2019

(Expressed in U.S. Dollars)

Investment Income:
Interest income	$198,474

Net investment income	198,474

Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized gain from:
Derivative contracts[1]	3,997,582
Foreign currency transactions	21,847
4,019,429

Net increase (decrease) in unrealized appreciation on:
Derivative contracts	79,117
Translation of assets and liabilities denominated in foreign currencies	(1,579)
77,538

Net realized and unrealized gain on investments and foreign currency transactions	4,096,967

Net increase in member’s capital resulting from operations	$4,295,441

1Includes trading costs

See notes to financial statements.

Galaxy Plus Fund - Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity

For the year ended December 31, 2019

(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment income	$198,474
Net realized gain (loss) from derivative contracts and foreign currency transactions	4,019,429
Net increase in unrealized appreciation on derivative contracts and translation of assets and liabilities denominated in foreign currencies	77,538

Net increase in member’s capital resulting from operations	4,295,441

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	10,556,506
Payments for redemptions of capital	(3,880,046)

Net increase in member’s equity resulting from capital transactions	6,676,460

Total increase	10,971,901

Member’s equity, beginning of year	1,108,286

Member’s equity, end of year	$12,080,187

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

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or Other Master Funds. Galaxy Plus Fund – Aspect Feeder Fund (532) (“LLC532”), a separated series of the Onshore Platform and Galaxy Plus Fund – Aspect Offshore Feeder Fund (532) Segregated Portfolio (“SPC532”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2019, SPC532 had not commenced operations and LLC532 is the sole member.

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $12,081,085 is held in USD and a payable balance of ($95,518) in foreign currencies as of December 31, 2019, and are recorded in cash and restricted cash – margin balance on the statement of financial condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2019 included restricted cash for margin requirements of $5,735,166. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2019 included amounts due to the broker for unsettled trades of $0.

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

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the years ended December 31, 2016 through 2019, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the year, the Master Fund did not accrue any interest or penalties.

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

Galaxy Plus Fund – Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2019. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

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

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2019.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2019. Presentation is gross – as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative contracts:
Futures contracts:
Agriculture	$28,365	$28,365	$-	$-
Currency	182,748	182,748	-	-
Energy	276,679	276,679	-	-
Index	154,765	154,765	-	-
Interest	26,040	26,040	-	-
Metals	79,600	79,600	-	-

Total investment assets at fair value	748,197	748,197	-	-

Liabilities:
Derivative contracts:
Futures contracts:
Agriculture	(54,275)	(54,275)	-	-
Currency	(149,383)	(149,383)	-	-
Energy	(6,730)	(6,730)	-	-
Index	(88,139)	(88,139)	-	-
Interest	(140,082)	(140,082)	-	-
Metals	(167,216)	(167,216)	-	-

Total investment liabilities at fair value	(605,825)	(605,825)	-	-

Total net investment at fair value	$142,372	$142,372	$-	$-

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2019.

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

Galaxy Plus Fund – Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures and forward contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments.  Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. As of December 31, 2019, the Master Fund had open futures contracts with the following notional values by sector:

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Agriculture	47	$1,868,397	Agriculture	32	$(872,923)
Currency	312	17,681,290	Currency	116	(14,877,315)
Energy	65	4,401,746	Energy	86	(1,873,860)
Index	299	25,014,699	Index	2	(73,485)
Interest	335	163,172,931	Interest	123	(75,010,963)
Metals	55	4,845,176	Metals	31	(2,336,863)

During the year ended December 31, 2019, the Master Fund participated in 31,136 futures contract transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading
Gain (Loss)*
Futures contracts:
Agriculture	$(1,092,898)
Currency	330,229
Energy	(388,762)
Index	479,715
Interest	4,903,200
Metals	(98,227)
Total futures contracts	4,133,257

Trading costs	(56,558)

Total net trading gain (loss)	$4,076,699

*	Includes both realized gain of $3,997,582 and unrealized appreciation of $79,117 and is located in net realized and unrealized gain (loss) on investments on the statement of operations. Amounts exclude foreign currency transactions and translation.

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

The following tables summarize the Master Fund’s netting arrangements:

			Net Amount of
	Gross Amounts	Offset in the	Assets (Liabilities)
	of Recognized	Statement of	in the Statement of
Description	Assets (Liabilities)	Financial Condition	Financial Condition

Futures	$748,197	$(605,825)	$142,372
Total	$748,197	$(605,825)	$142,372

			Net Amount
	Net amount in	Cash Collateral	which is not offset
	the Statement of	Received by	in the Statement of
	Financial Condition	Counterparty	Financial Condition

Counterparty A	$142,372	$5,735,166	$5,877,538
Total	$142,372	$5,735,166	$5,877,538

Galaxy Plus Fund – Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 6. Related Parties

Gemini Hedge Fund Services, LLC an affiliate of the Sponsor, provides administration services for the Master Fund.

On February 1, 2019, NorthStar Financial Services Group, LLC, the parent company of GAF and its affiliated companies including Gemini Hedge Fund Services, LLC (collectively, the “Gemini Companies”), sold its interest in the Gemini Companies to a third party private equity firm that contemporaneously acquired Ultimus Fund Solutions, LLC (an independent fund administration firm) and its affiliates (collectively, the “Ultimus Companies”).

Note 7. Financial Highlights

Financial highlights of the Master Fund for the year ended December 31, 2019 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	35.44%

Ratios to average member’s equity (B):
Net investment income (C)	1.68%
Total expenses	-%

(A)	Total return is based on the change in average member’s equity during the period of a theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment income ratios are computed based upon weighted-average member’s equity as a whole for the year ended December 31, 2019.

(C)	The net investment income ratio excludes net realized and unrealized gains (losses) on investments.

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

Galaxy Plus Fund – Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 8. Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Funds’ financial statements through March 30, 2020, the date the financial statements were available for issuance. Other than the items already disclosed and the item disclosed below, the Sponsor has determined that there are no material events that would require recognition or disclosure in the Funds’ financial statements through this date.

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the markets in which the Master Funds invest. While the Funds and the Master Funds cannot estimate how long these conditions will last or what the complete financial effect to the Funds will be, the Funds are experiencing and are expected to continue to experience significant impacts to financial performance and the valuation of investments, and are vulnerable to the risk of a severe impact.

Galaxy Plus Fund – Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of and for the year ended December 31, 2019, is accurate and complete.

/s/ David Young
David Young, President
Gemini Alternative Funds, LLC — Sponsor

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC

(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2019

Independent Auditor’s Report

Managing Member

Galaxy Plus Fund LLC

Report on the Financial Statements

We have audited the accompanying financial statements of Galaxy Plus Fund—Welton GDP Master Fund (538) LLC (the Fund), which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2019, and the related statements of operations and changes in member’s equity for the year then ended, and the related notes to the financial statements.

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

THE POWER OF BEING UNDERSTOOD

AUDIT | TAX | CONSULTING

RSM US LLP is the U.S. member firm of RSM International, a global network of independent audit, tax, and consulting firms. Visit rsmus.com/aboutus for more information regarding RSM US LLP and RSM International.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Plus Fund—Welton GDP Master Fund (538) LLC as of December 31, 2019, and the results of its operations for the year then ended in accordance with accounting principles generally accepted in the United States of America.

Denver, Colorado

March 30, 2020

Galaxy Plus Fund - Welton GDP Master Fund (538) LLC
(A Delaware Limited Liability Company)

Statement of Financial Condition
December 31, 2019
(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$3,704,100
Restricted cash - margin balance	2,754,612
Investments in futures contracts at fair value (represents unrealized appreciation on open derivative contracts, net)	42,868
Receivable from Onshore Feeder Fund	71,053

Total assets	$6,572,633

Liabilities and Member’s Equity

Total liabilities	$-

Member’s equity	6,572,633

Total liabilities member’s equity	$6,572,633

See notes to financial statements.

Galaxy Plus Fund - Welton GDP Master Fund (538) LLC
(A Delaware Limited Liability Company)

Condensed Schedule of Investments
December 31, 2019
(Expressed in U.S. Dollars)

			Percent of
	Number of		Member’s
	Contracts/Units	Fair Value	Equity
Long positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	268	$248,041	3.77%
Currency	84	26,445	0.40
Energy	111	159,745	2.44
Index	38	99,044	1.51
Interest	93	(20,253)	(0.31)
Metals	45	30,277	0.46
Foreign:
Futures contracts:
Energy	6	12,460	0.19
Index	137	(44,724)	(0.68)
Interest	74	(21,686)	(0.33)

Total long positions		$489,349	7.45%

(Continued)

Galaxy Plus Fund - Welton GDP Master Fund (538) LLC
(A Delaware Limited Liability Company)

Condensed Schedule of Investments (Continued)
December 31, 2019
(Expressed in U.S. Dollars)

			Percent of
	Number of		Member’s
	Contracts/Units	Fair Value	Equity
Short positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	292	$(312,048)	(4.75)%
Currency	76	(53,977)	(0.82)
Energy	120	(70,923)	(1.08)
Metals	56	(21,245)	(0.32)
Foreign:
Futures contracts:
Agriculture	6	1,029	0.02
Interest	25	10,683	0.16

Total short positions		(446,481)	(6.79)

Investments in future contracts, at fair value		$42,868	0.66%

See notes to financial statements.

Galaxy Plus Fund - Welton GDP Master Fund (538) LLC
(A Delaware Limited Liability Company)

Statement of Operations
For the year ended December 31, 2019
(Expressed in U.S. Dollars)

Investment Income:
Interest income	$159,430

Net investment income	159,430

Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized gain from:
Derivative contracts	2,731,876
Foreign currency transactions	11,734
2,743,610

Net increase (decrease) in unrealized appreciation on:
Derivative contracts	(1,138,459)
Translation of assets and liabilities denominated in foreign currencies	(7,213)
(1,145,672)

Net realized and unrealized gain on investments and foreign currency transactions	1,597,938

Net increase in member’s equity resulting from operations	$1,757,368

See notes to financial statements.

Galaxy Plus Fund - Welton GDP Master Fund (538) LLC
(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity
For the year ended December 31, 2019
(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment income	$159,430
Net realized gain (loss) from derivative contracts and foreign currency transactions	2,743,610
Net increase (decrease) in unrealized depreciation on derivative contracts and translation of assets and liabilities denominated in foreign currencies	(1,145,672)

Net increase in member’s equity resulting from operations	1,757,368

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	1,555,297
Payments for redemptions of capital	(15,179,068)

Net decrease in member’s equity resulting from capital transactions	(13,623,771)

Total decrease	(11,866,403)

Member’s equity, beginning of year	18,439,036

Member’s equity, end of year	$6,572,633

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

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or other Master Funds. Galaxy Plus Fund – Welton GDP Feeder Fund (538W) (“LLC538W”), a separated series of the Onshore Platform and Galaxy Plus Fund – Welton GDP Offshore Feeder Fund (538W) Segregated Portfolio (“SPC538W”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2019, SPC538W had not yet commenced operations and LLC538W is the sole member.

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $6,500,557 is held in USD and a payable balance of ($41,845) in foreign currencies as of December 31, 2019, and are recorded in cash and restricted cash – margin balance on the statement of financial condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2019 included restricted cash for margin requirements of $2,754,612. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2019 included amounts due to the broker for unsettled trades of $0.

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

Foreign currency transactions: The Master Fund’s financial statements are denominated in USD. However, foreign currency forward contracts, non-U.S. futures contracts, and non-U.S. options on futures contracts are denominated in currencies other than USD. Assets and liabilities and transactions denominated in currencies other than the USD are translated into USD at the rates in effect either at the close of business on the last business day of the reporting period or on the date of such transactions, respectively. Such fluctuations are included with the unrealized appreciation (depreciation) on open derivative contracts, net.  Net realized foreign exchange gain or loss arises from the sales of foreign currencies and currency gains or losses realized between trade and settlement dates. Net unrealized foreign exchange gain and loss arises from changes in the .fair value of margin collateral assets and liabilities resulting from changes in exchange rates.

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

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the years ended December 31, 2017 through 2019, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the year, the Master Fund did not accrue any interest or penalties.

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

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2019. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

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

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2019.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2019. Presentation is gross – as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative contracts:
Futures contracts:
Agriculture	$313,423	$313,423	$-	$-
Currency	39,212	39,212	-	-
Energy	215,447	215,447	-	-
Index	113,092	113,092	-	-
Interest	14,357	14,357	-	-
Metals	140,286	140,286	-	-

Total investment assets at fair value	835,817	835,817	-	-

Liabilities:
Derivative contracts:
Futures contracts:
Agriculture	(376,400)	(376,400)	-	-
Currency	(66,743)	(66,743)	-	-
Energy	(114,165)	(114,165)	-	-
Index	(58,774)	(58,774)	-	-
Interest	(45,613)	(45,613)	-	-
Metals	(131,254)	(131,254)	-	-

Total investment liabilities at fair value	(792,949)	(792,949)	-	-

Total net investment at fair value	$42,868	$42,868	$-	$-

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2019.

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

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures and forward contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments.  Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. As of December 31, 2019, the Master Fund had open futures contracts with the following notional values by sector:

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Agriculture	268	$8,109,427	Agriculture	298	$(7,883,871)
Currency	84	5,073,485	Currency	76	(8,915,972)
Energy	117	7,359,851	Energy	120	(5,484,198)
Index	175	17,258,464	Interest	25	(13,208,681)
Interest	167	85,429,457	Metals	56	(4,119,850)
Metals	45	4,179,908

During the year ended December 31, 2019, the Master Fund participated in 16,976 futures contract transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading Gain (Loss)*
Futures contracts:
Agriculture	$(387,359)
Currency	8,777
Energy	(1,211,744)
Index	(1,221,698)
Interest	4,632,006
Metals	(35,973)
Total futures	1,784,009

Trading costs	(190,592)

Total net trading gain (loss)	$1,593,417

*	Includes both realized gain of $2,731,876 and unrealized depreciation of ($1,138,459) and is located in net realized and unrealized gain (loss) on investments on the statement of operations. Amounts exclude foreign currency transactions and translation.

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

The following tables summarize the Master Fund’s netting arrangements:

Description	Gross Amounts of Recognized Assets (Liabilities)	Offset in the Statement of Financial Condition	Net Amount of Assets (Liabilities) in the Statement of Financial Condition

Futures	$835,817	$(792,949)	$42,868
Total	$835,817	$(792,949)	$42,868

	Net amount in the Statement of Financial Condition	Cash Collateral Received by Counterparty	Net Amount which is not offset in the Statement of Financial Condition

Counterparty A	$42,868	$2,754,612	$2,797,480
Total	$42,868	$2,754,612	$2,797,480

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 6. Related Parties

Gemini Hedge Fund Services, LLC an affiliate of the Sponsor, provides administration services for the Master Fund.

On February 1, 2019, NorthStar Financial Services Group, LLC, the parent company of GAF and its affiliated companies including Gemini Hedge Fund Services, LLC (collectively, the “Gemini Companies”), sold its interest in the Gemini Companies to a third party private equity firm that contemporaneously acquired Ultimus Fund Solutions, LLC (an independent fund administration firm) and its affiliates (collectively, the “Ultimus Companies”).

Note 7. Financial Highlights

Financial highlights of the Master Fund for the year ended December 31, 2019 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	8.34%

Ratios to average member’s equity (B):
Net investment income (C)	1.38%
Total expenses	-%

(A)	Total return is based on the change in average member’s equity during the period of a theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment income ratios are computed based upon weighted-average member’s equity as a whole for the year ended December 31, 2019.

(C)	The net investment income ratio excludes net realized and unrealized gains (losses) on investments.

Financial highlights are calculated for each member class taken as a whole. An individual member’s return and ratios may vary based on the timing of capital transactions.  The total return and net investment income would have been lower, and total expense ratios would have been higher if the management, incentive fees, and sponsor fees, had been charged to the Master Fund instead of the Feeder Fund.

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 8. Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Funds’ financial statements through March 30, 2020, the date the financial statements were available for issuance. Other than the item disclosed below, the Sponsor has determined that there are no material events that would require recognition or disclosure in the Funds’ financial statements through this date.

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the markets in which the Master Funds invest. While the Funds and the Master Funds cannot estimate how long these conditions will last or what the complete financial effect to the Funds will be, the Funds are experiencing and are expected to continue to experience significant impacts to financial performance and the valuation of investments, and are vulnerable to the risk of a severe impact.

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC

(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of and for the year ended December 31, 2019 is accurate and complete.

/s/ David Young
David Young, President
Gemini Alternative Funds, LLC — Sponsor

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Funds
(Registrant)

Date: March 30, 2020	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: March 30, 2020	By:	/s/ Patrick F. Hart III
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Balanced Fund,
a Series of Frontier Funds
(Registrant)

Date: March 30, 2020	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: March 30, 2020	By:	/s/ Patrick F. Hart III
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Heritage Fund,
a Series of Frontier Funds
(Registrant)

Date: March 30, 2020	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: March 30, 2020	By:	/s/ Patrick F. Hart III
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Global Fund (Formerly Frontier Winton Fund),
a Series of Frontier Funds
(Registrant)

Date: March 30, 2020	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: March 30, 2020	By:	/s/ Patrick F. Hart III
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Select Fund,
a Series of Frontier Funds (Registrant)

Date: March 30, 2020	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: March 30, 2020	By:	/s/ Patrick F. Hart III
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Long/Short Commodity Fund, a Series of Frontier Funds (Registrant)

Date: March 30, 2020	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: March 30, 2020	By:	/s/ Patrick F. Hart III
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Diversified Fund,
a Series of Frontier Funds
(Registrant)

Date: March 30, 2020	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: March 30, 2020	By:	/s/ Patrick F. Hart III
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Masters Fund,
a Series of Frontier Funds
(Registrant)

Date: March 30, 2020	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: March 30, 2020	By:	/s/ Patrick F. Hart III
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds