Form 10-Q
period 2020-03-31
Frontier Funds; Frontier Long/Short Commodity Fund; Frontier Select Fund; Frontier Global Fund; Frontier Heritage Fund; Frontier Balanced Fund; Frontier Masters Fund; Frontier Diversified Fund
filed 2020-05-15
CIK 1261379, 1389128, 1389125, 1389124, 1389123, 1389122, 1450722, 1450720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51274

FRONTIER FUNDS

FRONTIER DIVERSIFIED FUND;

FRONTIER LONG/SHORT COMMODITY FUND;

FRONTIER MASTERS FUND;

FRONTIER BALANCED FUND;

FRONTIER SELECT FUND;

FRONTIER GLOBAL FUND;

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

Frontier Global Fund Class 1, Class 1AP, and Class 2 Units;

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF MARCH 31, 2020, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

ii

PART I. FINANCIAL INFORMATION

Item 1.	Series Financial Statements

The Series of Frontier Funds

Statements of Financial Condition

March 31, 2020 (Unaudited) and December 31, 2019

	Frontier		Frontier		Frontier
	Diversified Fund		Masters Fund		Long/Short Commodity Fund
	3/31/2020	12/31/2019	3/31/2020	12/31/2019	3/31/2020	12/31/2019
ASSETS
Cash and cash equivalents	$229,432	$56,263	$176,877	$25,639	$126,375	$34,272
U.S. Treasury securities, at fair value	20,858	99,605	16,080	45,391	11,489	60,673
Swap contracts, at fair value	4,742,032	6,384,583	-	-	613,963	362,521
Investments in private investment companies, at fair value	7,112,211	9,305,733	1,936,942	2,198,997	799,320	986,757
Investments in unconsolidated trading companies, at fair value	10,412	24,150	8,027	11,005	5,735	14,711
Interest receivable	198	2,027	153	924	124	1,296
Receivable from related parties	11,453	11,453	-	-	-	-
Redemptions receivable from private investment companies	171,906	171,906	-	-	-	-
Other assets	6,163	5,700	-	-	-	-

Total Assets	$12,304,665	$16,061,420	$2,138,079	$2,281,956	$1,557,006	$1,460,230

LIABILITIES & CAPITAL

LIABILITIES
Redemptions payable	$-	$-	$-	$-	$-	$6,585
Service fees payable to Managing Owner	1,861	3,392	199	204	-	-
Trading fees payable to Managing Owner	27,725	35,877	9,341	11,673	3,047	3,468
Advance on unrealized swap appreciation	4,000,000	4,000,000	-	-	115,000	115,000
Subscriptions in advance for service fee rebates	22,629	22,531	31,725	31,541	296	220
Other liabilities	-	-	485	499	346	667

Total Liabilities	4,052,215	4,061,800	41,750	43,917	118,689	125,940

CAPITAL
Managing Owner - Class 2	2,377	3,023	12,892	13,043	4,920	4,530
Managing Owner - Class 2a	-	-	-	-	8,522	7,861
Managing Owner - Class 3	91,218	115,933	9,127	9,228	-	-
Managing Owner - Class 3a	-	-	-	-	1,077	993
Limited Owner - Class 1	572,402	1,303,195	12,591	12,794	-	-
Limited Owner - Class 1a	-	-	-	-	12,359	11,447
Limited Owner - Class 2	3,394,736	5,597,828	828,122	837,765	38,123	36,515
Limited Owner - Class 2a	-	-	-	-	80,210	73,965
Limited Owner - Class 3	4,191,717	4,979,641	1,233,597	1,365,209	1,068,324	991,828
Limited Owner - Class 3a	-	-	-	-	224,782	207,151

Total Owners’ Capital	8,252,450	11,999,620	2,096,329	2,238,039	1,438,317	1,334,290

Non-Controlling Interests	-	-	-	-	-	-

Total Capital	8,252,450	11,999,620	2,096,329	2,238,039	1,438,317	1,334,290

Total Liabilities and Capital	$12,304,665	$16,061,420	$2,138,079	$2,281,956	$1,557,006	$1,460,230

Units Outstanding
Class 1	7,232	12,890	177	177	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	259	259
Class 2	35,534	46,067	9,759	9,759	485	503
Class 2a	N/A	N/A	N/A	N/A	1,557	1,557
Class 3	47,915	44,853	15,363	16,806	11,487	11,581
Class 3a	N/A	N/A	N/A	N/A	3,763	3,763

Net Asset Value per Unit
Class 1	$79.15	$101.10	$71.33	$72.28	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	$47.69	$44.20
Class 2	$95.60	$121.58	$86.18	$87.18	$88.66	$81.60
Class 2a	N/A	N/A	N/A	N/A	$56.98	$52.55
Class 3	$89.39	$113.61	$80.89	$81.78	$93.01	$85.64
Class 3a	N/A	N/A	N/A	N/A	$60.02	$55.31

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Financial Condition

March 31, 2020 (Unaudited) and December 31, 2019

	Frontier Balanced Fund		Frontier Select Fund
	3/31/2020	12/31/2019	3/31/2020	12/31/2019
ASSETS
Cash and cash equivalents	$1,214,004	$118,506	$137,502	$61,345
U.S. Treasury securities, at fair value	110,365	209,799	12,500	108,603
Open trade equity, at fair value	2,108	116,184	-	-
Receivable from futures commission merchants	145,332	2,526,242	-	-
Swap contracts, at fair value	7,285,942	11,944,753	-	-
Investments in private investment companies, at fair value	12,156,919	13,809,892	1,994,548	2,184,240
Investments in unconsolidated trading companies, at fair value	55,094	50,867	585,550	505,355
Interest receivable	1,047	4,270	119	2,268
Redemptions receivable from private investment companies	1,480,111	380,111	-	-

Total Assets	$22,450,922	$29,160,624	$2,730,219	$2,861,811

LIABILITIES & CAPITAL

LIABILITIES
Redemptions payable	$-	$39,059	$-	$6,875
Management fees payable to Managing Owner	9,115	8,795	-	-
Interest payable to Managing Owner	1,044	105	132	-
Service fees payable to Managing Owner	32,629	41,635	6,344	6,906
Trading fees payable to Managing Owner	58,281	70,179	5,144	6,000
Risk analysis fees payable	9,971	8,465	-	-
Advance on unrealized swap appreciation	6,176,555	6,176,555	-	-
Subscriptions in advance for service fee rebates	329,179	319,698	17,777	16,895
Other liabilities	3,403	2,372	7,690	8,509

Total Liabilities	6,620,177	6,666,863	37,087	45,185

CAPITAL
Managing Owner - Class 2	54,518	73,748	30,472	29,831
Managing Owner - Class 2a	111,737	151,133	-	-
Limited Owner - Class 1	12,405,891	17,797,600	2,594,384	2,715,051
Limited Owner - Class 1AP	176,344	238,544	11,067	10,834
Limited Owner - Class 2	2,383,861	3,288,105	57,209	60,910
Limited Owner - Class 2a	32,566	44,048	-	-
Limited Owner - Class 3a	665,828	900,583	-	-

Total Owners’ Capital	15,830,745	22,493,761	2,693,132	2,816,626

Non-Controlling Interests	-	-	-	-

Total Capital	15,830,745	22,493,761	2,693,132	2,816,626

Total Liabilities and Capital	$22,450,922	$29,160,624	$2,730,219	$2,861,811

Units Outstanding
Class 1	144,220	151,814	38,447	40,793
Class 1AP	1,731	1,731	138	138
Class 2	17,751	18,092	826	873
Class 2a	1,212	1,212	N/A	N/A
Class 3a	5,611	5,611	N/A	N/A

Net Asset Value per Unit
Class 1	$86.02	$117.23	$67.48	$66.56
Class 1AP	$101.87	$137.81	$79.99	$78.51
Class 2	$137.37	$185.82	$106.15	$103.94
Class 2a	$119.07	$161.04	N/A	N/A
Class 3a	$118.66	$160.50	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Financial Condition

March 31, 2020 (Unaudited) and December 31, 2019

	Frontier Global Fund		Frontier Heritage Fund
	3/31/2020	12/31/2019	3/31/2020	12/31/2019
ASSETS
Cash and cash equivalents	$248,015	$27,532	$152,200	$44,011
U.S. Treasury securities, at fair value	22,547	48,741	13,836	77,916
Swap contracts, at fair value	-	-	3,094,855	2,888,008
Investments in private investment companies, at fair value	4,396,238	5,022,967	2,529,507	2,259,678
Investments in unconsolidated trading companies, at fair value	11,255	11,818	6,907	18,891
Interest receivable	214	992	131	1,586

Total Assets	$4,678,269	$5,112,050	$5,797,436	$5,290,090

LIABILITIES & CAPITAL

LIABILITIES
Redemptions payable	$-	$71,379	$-	$9,735
Interest payable to Managing Owner	844	56	563	166
Service fees payable to Managing Owner	9,787	11,263	5,886	5,362
Trading fees payable to Managing Owner	17,510	22,540	11,151	11,170
Advance on unrealized swap appreciation	-	-	1,900,000	1,900,000
Subscriptions in advance for service fee rebates	151,527	150,025	58,835	57,132
Other liabilities	8,683	8,543	1,052	1,488

Total Liabilities	188,351	263,806	1,977,487	1,985,053

CAPITAL
Managing Owner - Class 2	55,976	50,058	33,731	28,593
Limited Owner - Class 1	4,069,172	4,471,980	2,614,943	2,295,623
Limited Owner - Class 1AP	36,954	33,047	9,830	8,333
Limited Owner - Class 2	327,816	293,159	582,135	493,464

Total Owners’ Capital	4,489,918	4,848,244	3,240,639	2,826,013

Non-Controlling Interests	-	-	579,310	479,024

Total Capital	4,489,918	4,848,244	3,819,949	3,305,037

Total Liabilities and Capital	$4,678,269	$5,112,050	$5,797,436	$5,290,090

Units Outstanding
Class 1	27,876	34,003	22,896	23,536
Class 1AP	214	214	73	73
Class 2	1,780	1,780	3,399	3,399

Net Asset Value per Unit
Class 1	$145.97	$131.52	$114.21	$97.54
Class 1AP	$173.08	$154.43	$135.37	$114.15
Class 2	$215.64	$192.82	$181.17	$153.59

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

March 31, 2020 (Unaudited)

	Frontier		Frontier		Frontier
	Diversified Fund		Masters Fund		Long/Short Commodity Fund
	Fair	% of Total Capital (Net Asset	Fair	% of Total Capital (Net Asset	Fair	% of Total Capital (Net Asset
Description	Value	Value)	Value	Value)	Value	Value)
SWAPS (1)
Frontier XXXV Diversified select swap (U.S.)	4,742,032	57.46%	$-	-	$-	-
Frontier XXXVII L/S select swap (U.S.)	-	-	-	-	613,963	42.69%
Total Swaps	$4,742,032	57.46%	$-	-	$613,963	42.69%

PRIVATE INVESTMENT COMPANIES (3)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	$66,514	0.81%	$21,902	1.04%	$15,156	1.05%
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	1,126,654	13.65%	-	-	-	-
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	1,332,960	16.15%	-	-	-	-
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	616,065	7.47%	-	-	-	-
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	613,323	7.43%	-	-	-	-
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	1,639,481	19.87%	1,078,591	51.45%	-	-
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	1,695,533	20.55%	493,661	23.55%	418,884	29.12%
Galaxy Plus Fund - TT Feeder Fund (531) LLC	-	0.00%	342,788	16.35%	-	-
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	21,681	0.26%	-	-	365,280	25.40%

Total Private Investment Companies	$7,112,211	86.19%	$1,936,942	92.40%	$799,320	55.57%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (3)
Frontier Trading Company XXXVIII, LLC	$10,412	0.13%	$8,027	0.38%	$5,735	0.40%
Total Investment in Unconsolidated Trading Companies	$10,412	0.13%	$8,027	0.38%	$5,735	0.40%

U.S. TREASURY SECURITIES (2)

FACE VALUE

		Fair Value		Fair Value		Fair Value
$155,000	US Treasury Note 6.875% due 08/15/2025 (Cost $199,768)	$20,858	0.25%	$16,080	0.77%	$11,489	0.80%
		$20,858	0.25%	$16,080	0.77%	$11,489	0.80%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value		Face Value
	US Treasury Note 6.875% due 08/15/2025 (2)	$15,567		$12,001		$8,575
		$15,567		$12,001		$8,575

Additional Disclosure on U.S. Treasury Securities		Cost		Cost		Cost
	US Treasury Note 6.875% due 08/15/2025 (2)	$20,063		$15,468		$11,051
		$20,063		$15,468		$11,051

(1)	See Note 4 to the Financial Statements.
(2)	See Note 2 to the Financial Statements.
(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

March 31, 2020 (Unaudited)

	Frontier		Frontier
	Balanced Fund		Select Fund
	Fair	% of Total Capital (Net Asset	Fair	% of Total Capital (Net Asset
Description	Value	Value)	Value	Value)
LONG FUTURES CONTRACTS*
Various base metals futures contracts (U.S.)	(25,730)	-0.16%	-	0.00%
Total Long Futures Contracts	$(25,730)	-0.16%	$-	0.00%
SHORT FUTURES CONTRACTS*
Various base metals futures contracts (U.S.)	27,838	0.18%	-	0.00%
Total Short Futures Contracts	$27,838	0.18%	$-	0.00%
SWAP (1)
Frontier XXXIV Balanced select swap (U.S.)	$7,285,942	46.02%	$-	-
Total Swap	$7,285,942	46.02%	$-	-

PRIVATE INVESTMENT COMPANIES (3)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	$106,682	0.67%	$-	-
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	1,756,213	11.09%	-	-
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	2,030,283	12.82%	-	-
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	1,722,463	10.88%	-	-
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	712,652	4.50%	-	-
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	2,526,565	15.96%	-	-
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	3,266,863	20.64%	1,052,525	39.08%
Galaxy Plus Fund - TT Feeder Fund (531) LLC	-	0.00%	942,023	34.98%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	35,198	0.22%	-	-
Total Private Investment Companies	$12,156,919	76.78%	$1,994,548	74.06%

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
Frontier Trading Company XXXVIII, LLC	$55,094	0.35%	$6,240	0.23%
Frontier Trading Company XXXIX, LLC	-	0.00%	579,310	21.51%
Total Investment in Unconsolidated Trading Companies	$55,094	0.35%	$585,550	21.74%

U.S. TREASURY SECURITIES (2)

FACE VALUE

		Fair Value		Fair Value

$155,000	US Treasury Note 6.875% due 08/15/2025 (Cost $199,768)	$110,365	0.70%	$12,500	0.46%
		$110,365	0.70%	$12,500	0.46%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value

	US Treasury Note 6.875% due 08/15/2025 (2)	$82,372		$9,330
		$82,372		$9,330

Additional Disclosure on U.S. Treasury Securities		Cost		Cost

	US Treasury Note 6.875% due 08/15/2025 (2)	$106,163		$12,024
		$106,163		$12,024

*	Except for those items disclosed, no individual futures, or forwards position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Note 4 to the Financial Statements.
(2)	See Note 2 to the Financial Statements.
(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

March 31, 2020 (Unaudited)

	Frontier		Frontier
	Global Fund		Heritage Fund
	Fair	% of Total Capital (Net Asset	Fair	% of Total Capital (Net Asset
Description	Value	Value)	Value	Value)
SWAP (1)
Frontier Brevan Howard swap (U.S.)	$-	-	$3,094,855	81.02%
Total Swap	$-	-	$3,094,855	81.02%

PRIVATE INVESTMENT COMPANIES (3)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$4,396,238	97.91%	$1,447,373	37.89%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	-	-	1,082,134	28.33%
Total Private Investment Companies	$4,396,238	97.91%	$2,529,507	66.22%

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
Frontier Trading Company XXXVIII, LLC	$11,255	0.25%	$6,907	0.18%
Total Investment in Unconsolidated Trading Companies	$11,255	0.25%	$6,907	0.18%

U.S. TREASURY SECURITIES (2)

FACE VALUE

		Fair Value		Fair Value

$155,000	US Treasury Note 6.875% due 08/15/2025 (Cost $199,768)	$22,547	0.50%	$13,836	0.36%
		$22,547	0.50%	$13,836	0.36%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value

	US Treasury Note 6.875% due 08/15/2025 (2)	$16,828		$10,327
		$16,828		$10,327

Additional Disclosure on U.S. Treasury Securities		Cost		Cost

	US Treasury Note 6.875% due 08/15/2025 (2)	$21,689		$13,310
		$21,689		$13,310

*	Except for those items disclosed, no individual futures, or forwards contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Note 4 to the Financial Statements.
(2)	See Note 2 to the Financial Statements.
(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

December 31, 2019

	Frontier		Frontier		Frontier
	Diversified Fund		Masters Fund		Long/Short Commodity Fund
	Fair	% of Total Capital (Net Asset	Fair	% of Total Capital (Net Asset	Fair	% of Total Capital (Net Asset
Description	Value	Value)	Value	Value)	Value	Value)
SWAPS (1)
Frontier XXXV Diversified select swap (U.S.)	$6,384,583	53.21%	$-	-	$-	-
Frontier XXXVII L/S select swap (U.S.)	-	-	-	-	362,521	27.17%
Total Swaps	$6,384,583	53.21%	$-	-	$362,521	27.17%

PRIVATE INVESTMENT COMPANIES (3)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	$494,968	4.12%	$210,013	9.38%	$111,013	8.32%
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	1,267,090	10.56%	-	-	-	-
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	2,031,482	16.93%	-	-	-	-
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	1,460,173	12.17%	-	-	-	-
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	499,551	4.16%	-	-	-	-
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	1,827,263	15.23%	1,049,575	46.90%	-	-
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	1,549,720	12.91%	466,988	20.87%	343,834	25.77%
Galaxy Plus Fund - TT Feeder Fund (531) LLC	-	-	472,421	21.11%	-	-
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	175,486	1.46%	-	-	531,910	39.86%
Total Private Investment Companies	$9,305,733	77.54%	$2,198,997	98.26%	$986,757	73.95%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (3)
Frontier Trading Company XXXVIII, LLC	$24,150	0.20%	$11,005	0.49%	$14,711	1.10%
Total Investment in Unconsolidated Trading Companies	$24,150	0.20%	$11,005	0.49%	$14,711	1.10%

U.S. TREASURY SECURITIES (2)

FACE VALUE

		Fair Value		Fair Value		Fair Value
$510,000	US Treasury Note 6.875% due 08/15/2025 (Cost $652,026)	$99,605	0.83%	$45,391	2.03%	$60,673	4.55%
		$99,605	0.83%	$45,391	2.03%	$60,673	4.55%

Additional Disclosure on U.S. Treasury Securities		Face Value		Fair Value		Face Value
	US Treasury Note 6.875% due 08/15/2025 (2)	$78,065		$35,575		$47,552
		$78,065		$35,575		$47,552

Additional Disclosure on U.S. Treasury Securities		Cost		Cost		Cost
	US Treasury Note 6.875% due 08/15/2025 (2)	$99,804		$45,482		$60,794
		$99,804		$45,482		$60,794

(1)	See Note 4 to the Financial Statements.
(2)	See Note 2 to the Financial Statements.
(3)	See Note 5 to the Financial Statements.

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

The Series of Frontier Funds

Statements of Operations

For the Three Months Ended March 31, 2020 (Unaudited) and 2019

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	3/31/2020	3/31/2019	3/31/2020	3/31/2019	3/31/2020	3/31/2019

Investment income:
Interest - net	$34	$4,868	$990	$690	$647	$698

Total Income	34	4,868	990	690	647	698

Expenses:
Management Fees	-	2,668	-	5,593	-	-
Service Fees - Class 1	7,707	12,029	595	7,486	111	162
Due Diligence Fees	3,383	-	656	-	93	-
Trading Fees	100,550	130,304	32,399	67,318	9,547	13,852

Total Expenses	111,640	145,001	33,650	80,397	9,751	14,014

Investment (loss) - net	(111,606)	(140,133)	(32,660)	(79,707)	(9,104)	(13,316)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	115,286	442,738	246,694	64,220	(59,841)	410,350
Net realized gain/(loss) on private investment companies	(149,796)	(332,437)	(235,137)	(103,856)	(67,371)	(545,569)
Net realized gain/(loss) on swap contracts	-	(86,648)	-	-	-	(17,436)
Net unrealized gain/(loss) on swap contracts	(2,111,698)	-	-	-	251,441	-
Net realized gain/(loss) on U.S. Treasury securities	(16,266)	15,071	7,304	(1,931)	5,194	4,109
Net unrealized gain/(loss) on U.S. Treasury securities	23,218	(18,038)	(1,929)	3,930	(1,916)	(2,979)
Change in fair value of investments in unconsolidated trading companies	(1,009)	(84,498)	(6,482)	(61,227)	(4,706)	(560)

Net gain/(loss) on investments	(2,140,265)	(63,812)	10,450	(98,864)	122,801	(152,085)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(2,251,871)	(203,945)	(22,210)	(178,571)	113,697	(165,401)

Less: Operations attributable to non-controlling interests	-	-	-	-	-	-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(2,251,871)	$(203,945)	$(22,210)	$(178,571)	$113,697	$(165,401)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(21.95)	$(1.41)	$(0.95)	$(2.91)	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	$3.49	$(6.66)
Class 2	$(25.98)	$(1.15)	$(1.00)	$(2.99)	$7.06	$(5.15)
Class 2a	N/A	N/A	N/A	N/A	$4.42	$(7.56)
Class 3	$(24.22)	$(1.00)	$(0.89)	$2.73	$7.36	$(5.41)
Class 3a	N/A	N/A	N/A	N/A	$4.71	$(7.87)

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds

Statements of Operations

For the Three Months Ended March 31, 2020 (Unaudited) and 2019

	Frontier Balanced Fund		Frontier Select Fund
	3/31/2020	3/31/2019	3/31/2020	3/31/2019

Investment income:
Interest - net	$6,311	$11,360	$-	$-

Total Income/(loss)	6,311	11,360	-	-

Expenses:
Management Fees	5,020	8,079	-	-
Service Fees - Class 1	125,308	170,865	20,160	25,505
Risk analysis Fees	1,506	1,458	-	22,632
Trading Fees	198,985	279,337	16,955	-

Total Expenses	330,819	459,739	37,115	48,137

Investment (loss) - net	(324,508)	(448,379)	(37,115)	(48,137)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	642,235	4,526	-	-
Net unrealized gain/(loss) on private investment companies	(93,693)	903,551	(22,952)	82,768
Net realized gain/(loss) on private investment companies	(93,600)	(747,334)	7,923	(50,950)
Net change in open trade equity/(deficit)	(25,719)	(102,236)	-	-
Net unrealized gain/(loss) on swap contracts	(5,837,508)	(195,186)	-	-
Net realized gain/(loss) on U.S. Treasury securities	20,156	(3,429)	5,292	3,463
Net unrealized gain/(loss) on U.S. Treasury securities	1,596	14,684	(2,216)	(2,737)
Trading commissions	(8,375)	(7,065)	-	-
Change in fair value of investments in unconsolidated trading companies	(23,301)	(138,270)	93,757	(25,473)

Net gain/(loss) on investments	(5,418,209)	(270,759)	81,804	7,071

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(5,742,717)	(719,138)	44,689	(41,066)

Less: Operations attributable to non-controlling interests	-	-	-	-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(5,742,717)	$(719,138)	$44,689	$(41,066)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(31.21)	$(2.74)	$0.92	$(0.65)
Class 1AP	$(35.94)	$(2.15)	$1.49	$(0.18)
Class 2	$(48.45)	$(2.90)	$2.21	$(0.19)
Class 2a	$(41.97)	$(2.54)	N/A	N/A
Class 3a	$(41.84)	$(2.48)	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds

Statements of Operations

For the Three Months Ended March 31, 2020 (Unaudited) and 2019

	Frontier Global Fund		Frontier Heritage Fund
	3/31/2020	3/31/2019	3/31/2020	3/31/2019

Investment income:
Interest - net	$-	$-	$-	$-

Total Income	-	-	-	-

Expenses:
Management Fees	-	29,148	-	6,189
Service Fees - Class 1	30,441	52,123	18,013	23,185
Trading Fees	55,555	42,715	29,905	27,093

Total Expenses	85,996	123,986	47,918	56,467

Investment (loss) - net	(85,996)	(123,986)	(47,918)	(56,467)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	249,122	688,108	416,114	140,824
Net realized gain/(loss) on private investment companies	309,658	-	4,371	(6,746)
Net unrealized gain/(loss) on swap contracts	-	-	206,847	(50,194)
Net realized gain/(loss) on U.S. Treasury securities	11,493	77,673	6,794	8,382
Net unrealized gain/(loss) on U.S. Treasury securities	(5,491)	(72,893)	(951)	(7,239)
Change in fair value of investments in unconsolidated trading companies	(5,077)	(328,263)	(6,103)	(56,952)

Net gain/(loss) on investments	559,705	364,625	627,072	28,075

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	473,709	240,639	579,154	(28,392)

Less: Operations attributable to non-controlling interests	-	-	100,287	(24,336)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$473,709	$240,639	$478,867	$(4,056)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$14.46	$4.76	$16.67	$(0.15)
Class 1AP	$18.66	$6.58	$21.22	$0.66
Class 2	$22.82	$8.31	$27.58	$0.93

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital

For the Three Months Ended March 31, 2020 (Unaudited)

	Frontier Diversified Fund							Frontier Masters Fund
	Class 1	Class 2	Class 2	Class 3	Class 3	Non-		Class 1	Class 2	Class 2	Class 3	Class 3	Non-
	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2019	$1,303,195	$3,023	$5,597,828	$115,933	$4,979,641	$-	$11,999,620	$12,794	$13,043	$837,765	$9,228	$1,365,209	$-	$2,238,039

Sale of Units	-	-	-	-		-	-	-	-	-	-	$-	-	-
Redemption of Units	(589,750)	-	(1,274,585)	-	$369,037	-	(1,495,298)	-	-	-	-	(119,501)	-	(119,501)
Net increase/(decrease) in Owners’	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Capital resulting from operations attributable to controlling interests	(141,043)	(646)	(928,507)	(24,715)	(1,156,961)	-	(2,251,872)	(203)	(151)	(9,643)	(101)	(12,110)	-	(22,209)

Owners’ Capital, March 31, 2020	$572,402	$2,377	$3,394,736	$91,218	$4,191,717	$-	$8,252,450	$12,591	$12,892	$828,122	$9,127	$1,233,597	$-	$2,096,329

Owners’ Capital - Units, December 31, 2019	12,890	25	46,042	1,021	43,832			177	149	9,610	113	16,693

Sale of Units (including transfers)	-	-	-	-	5,028			-	-	-	-	-
Redemption of Units (including transfers)	(5,658)	-	(10,533)	-	(1,966)			-	-	0.00	-	(1,443)

Owners’ Capital - Units, March 31, 2020	7,232	25	35,509	1,021	46,894			177	149	9,610	113	15,250

Net asset value per unit at December 31, 2019	$101.10		$121.58		$113.61			$72.28		$87.18		$81.78

Change in net asset value per unit for the three months ended March 31, 2020	(21.95)		(25.98)		(24.22)			(0.95)		(1.00)		(0.89)

Net asset value per unit at March 31, 2020	$79.15		$95.60		$89.39			$71.33		$86.18		$80.89

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital

For the Three Months Ended March 31, 2020 (Unaudited)

	Frontier Long/Short Commodity Fund
	Class 2		Class 3	Class 1a	Class 2a		Class 3a		Non-
	Managing Owner	Limited Owners	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2019	$4,530	$36,515	$991,828	$11,447	$7,861	$73,965	$993	$207,151	$-	$1,334,290

Sale of Units	-	-	-	-	-	-	-	-	-	-
Redemption of Units	-	(1,422)	(8,248)	-	-	-	-		-	(9,670)
Transfer of Units In(Out)	-	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’	-	-	-	-	-	-	-	-	-	-
Capital resulting from operations attributable to controlling interests	390	3,030	84,744	912	661	6,245	84	17,631	-	113,697

Owners’ Capital, March 31, 2020	$4,920	$38,123	$1,068,324	$12,359	$8,522	$80,210	$1,077	$224,782	$-	$1,438,317

Owners’ Capital - Units, December 31, 2019	56	447	11,581	259	149	1,408	18	3,745

Sale of Units (including transfers)	-	-	-	-	-	-	-	-
Redemption of Units (including transfers)	-	(18)	(94)	-	-	-	-	-

Owners’ Capital - Units, March 31, 2020	56	429	11,487	259	149	1,408	18	3,745

Net asset value per unit at December 31, 2019		$81.60	$85.64	$44.20		$52.55		$55.31

Change in net asset value per unit for the three months ended March 31, 2020		7.06	7.37	3.49		4.43		4.71

Net asset value per unit at March 31, 2020		$88.66	$93.01	$47.69		$56.98		$60.02

(2)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital

For the Three Months Ended March 31, 2020 (Unaudited)

	Frontier Balanced Fund
	Class 1	Class 1AP	Class 2		Class 2a		Class 3a	Non-
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2019	$17,797,600	$238,544	$73,748	$3,288,105	$151,133	$44,048	$900,583	$-	$22,493,761

Sale of Units	-	-	-	-	-	-	-	-	-
Redemption of Units	(854,782)	-	-	(65,517)	-	-	-	-	(920,299)
Transfer of Units In(Out)	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’	-	-	-	-	-	-	-	-	-
Capital resulting from operations attributable to controlling interests	(4,536,927)	(62,200)	(19,230)	(838,727)	(39,396)	(11,482)	(234,755)	-	(5,742,717)

Owners’ Capital, March 31, 2020	$12,405,891	$176,344	$54,518	$2,383,861	$111,737	$32,566	$665,828	$-	$15,830,745

Owners’ Capital - Units, December 31, 2019	151,814	1,731	397	17,695	938	274	5,611

Sale of Units (including transfers)	-	-	-	-	-	-	-
Redemption of Units (including transfers)	(7,594)	-		(341)		-	-

Owners’ Capital - Units, March 31, 2020	144,220	1,731	397	17,354	938	274	5,611

Net asset value per unit at December 31, 2019	$117.23	$137.81		$185.82		$161.04	$160.50

Change in net asset value per unit for the three months ended March 31, 2020	(31.21)	(35.94)		(48.45)		(41.97)	(41.84)

Net asset value per unit at March 31, 2020	$86.02	$101.87		$137.37		$119.07	$118.66

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital

For the Three Months Ended March 31, 2020 (Unaudited)

	Frontier Select Fund						Frontier Global Fund						Frontier Heritage Fund
	Class 1	Class 1AP	Class 2		Non-		Class 1	Class 1AP	Class 2		Non-		Class 1	Class 1AP	Class 2		Non-
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2019	2,715,051	10,834	29,831	60,910	-	$2,816,626	$4,471,980	$33,047	$50,058	$293,159	$-	$4,848,244	$2,295,623	$8,333	$28,593	$493,464	$479,024	3,305,037

Sale of Units	-	-	-	$-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemption of Units	(162,985)	-	-	(5,198)	-	(168,183)	(832,035)	-	-	-	-	(832,035)	(64,241)	-	-	-	-	(64,241)
Transfer of Units In(Out)	-	-	-		-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’	-	-	-		-	-	-	-	-	-	-	-	-	-	-	-	-	-
Capital resulting from operations attributable to controlling interests	42,318	233	641	1,497	-	44,689	429,227	3,907	5,918	34,657		$473,709	383,561	1,497	5,138	88,671	-	478,867

Owners’ Capital, March 31, 2020	$2,594,384	$11,067	$30,472	$57,209	$-	$2,693,132	$4,069,172	$36,954	$55,976	$327,816	$-	$4,489,918	$2,614,943	$9,830	$33,731	$582,135	$579,310	$3,819,949

Owners’ Capital - Units, December 31, 2019	40,793	138	288	585			34,003	214	260	1,520			23,526	73	186	3,213

Sale of Units (including transfers)	-	-	-	-			-	-	-	-			-	-	-	-
Redemption of Units (including transfers)	(2,346)	-	-	(47)			(6,127)	-	-	-			(640)	-	-	-

Owners’ Capital - Units, March 31, 2020	38,447	138	288	538			27,876	214	260	1,520			22,886	73	186	3,213

Net asset value per unit at December 31, 2019	66.56	78.51		103.94			$131.52	$154.43		$192.82			$97.54	$114.15		$153.59
Change in net asset value per unit for the three months ended March 31, 2020	0.92	1.48		2.21			14.45	18.65		22.82			16.67	21.22		27.58
Net asset value per unit at March 31, 2020	$67.48	$79.99		$106.15			$145.97	$173.08		$215.64			$114.21	$135.37		$181.17

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Cash Flows

For the Three Months Ended March 31, 2020 and March 31, 2019 (Unaudited)

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(2,251,871)	$(203,945)	$(22,210)	$(178,571)	$113,697	$(165,401)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in ownership allocation of U.S. Treasury securities	464,949	1,620,832	(124,907)	446,301	(139,395)	(338,182)
Net unrealized gain/(loss) on swap contracts	2,111,698	86,648	-	-	(251,441)	17,437
Net unrealized gain/(loss) on U.S. Treasury securities	(23,218)	18,038	1,929	(3,930)	1,916	2,979
Net realized gain/(loss) on U.S. Treasuries securities	16,266	(15,071)	(7,304)	1,931	(5,194)	(4,109)
Net unrealized gain/(loss) on private investment companies	(115,286)	(442,738)	(246,694)	(64,219)	59,841	(410,350)
Net realized gain/(loss) on private investment companies	149,796	332,437	(235,137)	103,856	67,371	545,569
(Purchases) sales of:
Sales of U.S. Treasury securities	171,210	973,376	468,240	-	404,529	390,642
(Purchases) of U.S. Treasury securities	(550,460)	(1,043,914)	(309,637)	(323,654)	(213,319)	(34,463)
U.S. Treasury interest and premium paid/amortized	-	-	990	690	647	698
(Purchases) of Private Investment Companies	(387,849)	(3,997,991)	333,863	(1,803,933)	(36,300)	(232,986)
Reduction of collateral in Swap contracts	(469,147)	-	-	-	-	-
Sale of Private Investment Companies	2,546,860	2,847,023	410,024	1,428,047	96,524	326,194
Increase and/or decrease in:
Investments in unconsolidated trading companies, at fair value	13,738	1,141,174	2,978	759,982	8,976	4,235
Interest receivable	1,829	32,017	771	2,932	1,172	2,927
Receivable from related parties	-	(3,199)	-	-	-	-
Other assets	(463)	(31,288)	-	(56,644)	-	(1,503)
Incentive fees payable to Managing Owner	-	(10,897)	-	-	-	-
Management fees payable to Managing Owner	-	(3,875)	-	(8,347)	-	-
Trading fees payable to Managing Owner	(8,152)	(2,559)	(2,332)	(4,661)	(421)	(1,203)
Service fees payable to Managing Owner	(1,531)	(2,008)	(5)	(463)	-	(44)
Subscriptions in advance for service fee rebates	98	5,989	184	3,899	76	-
Other liabilities	-	2,665	(14)	367	(321)	143

Net cash provided by (used in) operating activities	1,668,467	1,302,714	270,739	303,583	108,358	102,583

Cash Flows from Financing Activities:
Payment for redemption of units	(1,495,298)	(1,775,410)	(119,501)	(345,323)	(9,670)	(144,447)
Change in owner redemptions payable	-	-	-	-	(6,585)	7,855

Net cash provided by (used in) financing activities	(1,495,298)	(1,775,410)	(119,501)	(345,323)	(16,255)	(136,592)

Net increase (decrease) in cash and cash equivalents	173,169	(472,696)	151,238	(41,740)	92,103	(34,009)

Cash and cash equivalents, beginning of period	56,263	472,696	25,639	46,374	34,272	61,600
Cash and cash equivalents, end of period	$229,432	$-	$176,877	$4,634	$126,375	$27,591

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Cash Flows

For the Three Months Ended March 31, 2020 and March 31, 2019 (Unaudited)

	Frontier Balanced Fund		Frontier Select Fund
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(5,742,717)	$(719,138)	$44,689	$(41,066)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	114,076	76,833	-	-
Net change in ownership allocation of U.S. Treasury securities	(125,149)	1,528,663	(103,949)	(270,667)
Net unrealized (gain)/loss on swap contracts	5,837,508	195,186	-	-
Net unrealized (gain)/loss on U.S. Treasury securities	(1,596)	(14,684)	2,216	2,737
Net realized (gain)/loss on U.S. Treasury securities	(20,156)	3,429	(5,292)	(3,463)
Net unrealized (gain)/loss on private investment companies	93,693	(903,551)	22,952	(82,768)
Net realized (gain)/loss on private investment companies	93,600	747,334	(7,923)	50,950
(Purchases) sales of:
Sales of U.S. Treasury securities	1,199,775	-	501,211	299,322
(Purchases) of U.S. Treasury securities	(959,751)	(1,693,363)	(298,083)	(44,178)
U.S. Treasury interest and premium paid/amortized	6,311	11,360	-	-
(Purchases) of Private Investment Companies	(937,631)	(7,114,581)	(115,441)	(212,825)
Sale of Private Investment Companies	2,403,311	9,087,067	290,105	374,648
Increase and/or decrease in:
Receivable from futures commission merchants	2,380,910	(26,764)	-	-
Control of ownership of trading companies	(1,178,697)	-	-	-
Investments in unconsolidated trading companies, at fair value	(4,227)	1,671,454	(80,195)	23,031
Interest receivable	3,223	604	2,149	1,034
Receivable from related parties	-	(292,131)	-	-
Other assets	(1,100,000)	-	-	-
Management fees payable to Managing Owner	320	(4,951)	-	-
Interest payable to Managing Owner	939	(253)	132	37
Trading fees payable to Managing Owner	(11,898)	(13,183)	(856)	(329)
Service fees payable to Managing Owner	(9,006)	(9,638)	(562)	(668)
Risk analysis fees payable	1,506	(50)	-	-
Subscriptions in advance for service fee rebates	9,481	25,560	882	1,712
Other liabilities	1,031	-	(819)	1,167

Net cash provided by (used in) operating activities	2,054,856	2,555,203	251,216	98,674

Cash Flows from Financing Activities:
Payment for redemption of units	(920,299)	(2,557,903)	(168,184)	(144,628)
Change in owner redemptions payable	(39,059)	8,132	(6,875)	35,604

Net cash provided by (used in) financing activities	(959,358)	(2,549,771)	(175,059)	(109,024)

Net increase (decrease) in cash and cash equivalents	1,095,498	5,432	76,157	(10,350)

Cash and cash equivalents, beginning of period	118,506	37,556	61,345	25,072
Cash and cash equivalents, end of period	$1,214,004	$42,988	$137,502	$14,722

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Cash Flows

For the Three Months Ended March 31, 2020 and March 31, 2019 (Unaudited)

	Frontier Global Fund		Frontier Heritage Fund
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$473,709	$240,639	$579,154	$(28,392)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in ownership allocation of U.S. Treasury securities	(279,777)	(2,868,141)	(39,622)	(100,254)
Net unrealized gain/(loss) on swap contracts	-	-	(206,847)	50,194
Net unrealized gain/(loss) on U.S. Treasury securities	5,491	72,893	951	7,239
Net realized gain/(loss) on U.S. Treasuries securities	(11,493)	(77,673)	(6,794)	(8,382)
Net unrealized gain/(loss) on private investment companies	(249,122)	(688,108)	(416,114)	(140,824)
Net realized gain/(loss) on private investment companies	(309,658)	-	(4,371)	6,746
(Purchases) sale of:
Sales of U.S. Treasury Securities	647,979	6,105,545	370,523	645,710
(Purchases) of U.S. Treasury securities	(336,006)	(2,132,656)	(260,978)	(278,310)
(Purchases) of Private Investment Companies	(120,247)	(4,423,706)	(241,319)	(1,083,866)
Sale of Private Investment Companies	1,305,756	-	391,974	192,052
Increase and/or decrease in:
Investments in unconsolidated trading companies, at fair value	563	3,973,037	11,984	695,297
Interest receivable	778	50,798	1,455	7,952
Management fees payable to Managing Owner	-	(42,705)	-	(9,201)
Interest payable to Managing Owner	788	(2,620)	397	(619)
Trading fees payable to Managing Owner	(5,030)	(5,212)	(19)	1,068
Service fees payable to Managing Owner	(1,476)	(3,915)	524	(626)
Subscriptions in advance for service fee rebates	1,502	9,187	1,703	4,880
Other liabilities	140	129,745	(436)	2,103

Net cash provided by (used in) operating activities	1,123,897	337,108	182,165	(37,233)

Cash Flows from Financing Activities:
Proceeds from sale of units	-	-	-	-
Payment for redemption of units	(832,035)	(986,101)	(64,241)	(85,652)
Change in owner redemptions payable	(71,379)	-	(9,735)	14,345

Net cash provided by (used in) financing activities	(903,414)	(986,101)	(73,976)	(71,307)

Net increase (decrease) in cash and cash equivalents	220,483	(648,993)	108,189	(108,540)

Cash and cash equivalents, beginning of period	27,532	951,485	44,011	135,096
Cash and cash equivalents, end of period	$248,015	$302,492	$152,200	$26,556

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

The Trust has seven (7) separate and distinct Series of Units issued and outstanding: Frontier Diversified Fund, Frontier Masters Fund, Frontier Long/Short Commodity Fund, Frontier Balanced Fund, Frontier Select Fund, Frontier Global Fund, and Frontier Heritage Fund, (each a “Series” and collectively, the “Series”). The Trust, with respect to the Series, may issue additional Series of Units.

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

As of March 31, 2020, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund, Frontier Global Fund and Frontier Heritage Fund separates Units into a maximum of three separate Classes- Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Balanced Fund separates Units into a maximum of five separate Classes— Class 1, Class 1AP, Class 2, Class 2A and Class 3A. The Trust, with respect to the Frontier Long/Short Commodity Fund separates Units into a maximum of five separate Classes— Class 1A, Class 2A, Class 2, Class 3A and Class 3. Between April 15, 2016 and May 10, 2017, a portion of the interests in Frontier Trading Company I, LLC and all of the interests in Frontier Trading Company VII, LLC, Frontier Trading Company XV, LLC, and Frontier Trading Company XXIII LLC held by Frontier Diversified Fund, Frontier Masters Fund, Frontier Select Fund, Frontier Balanced Fund and Frontier Long/Short Commodity Fund were exchanged for equivalent interests in the Galaxy Plus Managed Account Platform (“Galaxy Plus”) which is an unaffiliated, third-party managed account platform. The assets of Frontier Trading Company I, LLC, which included exposure to Quantmetrics Capital Management LLP’s Multi-Strategy Program, Quantitative Investment Management, LLC’s Quantitative Global Program, Quest Partners LLC’s Quest Tracker Index Program, Chesapeake Capital Management, LLC’s Diversified Program, and Doherty Advisors LLC’s Relative Value Moderate Program, the assets of Frontier Trading Company VII, LLC, which included exposure to Emil van Essen LLC’s Multi-Strategy Program, Red Oak Commodity Advisors, Inc.’s Fundamental Diversified Program, Rosetta Capital Management, LLC’s Rosetta Trading Program, and Landmark Trading Company’s Landmark Program, the assets of Frontier Trading Company XV, LLC, which included exposure to Transtrend B.V.’s TT Enhanced Risk (USD) Program, and the assets of Frontier Trading Company XXIII, LLC which included exposure to Fort L.P.’s Global Contrarian Program have been transferred to individual Delaware limited liability companies (“Master Funds”) in Galaxy Plus. Each Master Fund is sponsored and operated by Gemini Alternative Funds, LLC (“Sponsor”). The Sponsor has contracted with the Trading Advisors to manage the portfolios of the Master Funds pursuant to the advisors’ respective program. For those Series that invest in Galaxy Plus entities, approximately 30-70% of those Series assets are used to support the margin requirements of the Master Funds. The remaining assets of the Series are split between investments in Trading Companies and a pooled cash management account that invests primarily in U.S. Treasury securities. For those Series that do not invest in Galaxy Plus entities, their assets are split between investments in Trading Companies and investments in the pooled cash management account.

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

Consolidation—The Series, through investing in the Trading Companies and Galaxy Plus entities, authorize certain Trading Advisors to place trades and manage assets at predetermined investment levels. The Trading Companies were organized by the Managing Owner for the purpose of investing in commodities interests and derivative instruments, and have no operating income or expenses, except for trading income and expenses and a risk analysis fee (for closed Series only), all of which is allocated to the Series if consolidated by a Series. Galaxy Plus is a series of Delaware limited liability companies, sponsored by Gemini Alternative Funds, LLC, that create exposure to a variety of third party professional managed futures and foreign exchange advisors. Galaxy Plus is available to qualified high-net-worth individuals and institutional investors. Trading Companies in which a Series has a controlling and majority interest as calculated on that Series’ pro-rata net asset value in the Trading Company are consolidated by such Series. Investments in Trading Companies in which a Series does not have a controlling and majority interest and all interests in Galaxy Plus entities are accounted for using net asset value as the practical expedient, which approximates fair value. Fair value represents the proportionate share of the Series’ interest in the NAV in a Trading Company or Galaxy Plus entity. The equity interest held by Series of the Trust is shown as investments in unconsolidated Trading Companies or investments in private investment companies in the statements of financial condition. The income or loss attributable thereto in proportion of investment level is shown in the statements of operations as change in fair value of investments in unconsolidated Trading Companies or net unrealized gain/(loss) on private investment companies.

Galaxy Plus entities are co-mingled investment vehicles. In addition to the Series, there are other non-affiliated investors in Galaxy Plus entities. Subscriptions and redemptions by these non-affiliated investors will have a direct impact on the Series’ ownership percentage in Galaxy Plus entities. It is expected that ownership percentage will fluctuate (sometimes significantly) on a week by week basis which could also result in frequent changes in the consolidating Series. Such fluctuations make consolidating the financial statements of the Galaxy Plus entities both impractical and misleading. Non-consolidation of these Galaxy Plus entities presents a more useful financial statement for the readers. As such, management has decided that presenting Galaxy Plus entities on a non-consolidated basis as investments in other investments companies (a “fund of funds” approach) is appropriate and preferable to the users of these financial statements. Refer to Note 5 for additional disclosures related to these private investment companies.

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

Receivable From Futures Commission Merchants—The Series of the Trust deposit assets with an FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust, with respect to the Series, earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of March 31, 2020 and December 31, 2019 included restricted cash for margin requirements of $1,322,883 and $2,890,330 respectively, for the Frontier Balanced Fund.

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

Investments and Swaps—The Trust, with respect to the Series, records investment transactions on a trade date basis and at fair value, with changes in fair value reported as a component of realized and unrealized gains/(losses) on investments in the statements of operations. Investments in private investment companies are valued utilizing the net asset values as a practical expedient. Certain Series of the Trust strategically invest a portion or all of their assets in total return swaps, selected at the discretion of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more underlying investment products or indices. In a typical swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. The valuation of swap contracts requires significant estimates. Swap contracts are reported at fair value based upon daily reports from the counterparty. The Managing Owner reviews, compares and approves current day pricing of the commodity trading advisor (“CTA”) positions, as received from the counterparty which includes intra-day volatility and volume and daily index performance, that is used to determine a daily fair value NAV for the swap contracts.

Income Taxes—The Trust, with respect to the Series, applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust, with respect to the Series’, financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust, with respect to the Series, for the quarter ended March 31, 2020.

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

Incentive Fee (rebate)—The Managing Owner is allowed to share in the incentive fees earned by the commodity trading advisors up to 10% of new net profits. If the Managing Owner’s share of the incentive fee exceeds 10% of new net profits during the period for a particular series, then the Managing Owner is obligated to return any amount in excess to the Series. The returned amounts are recorded as Incentive Fee (Rebate) on the Statements of Operations.

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

Each Series is charged service fees as outlined above. In some cases, amounts paid to selling agents might be less than the amount charged to the Series. When this occurs, the service fee is rebated back to the investor in the form of additional units. During 2017, 2018 and 2019 the Series were not allowed to issue additional units. The Managing Owner has determined that the purchase of additional units of the relevant Series will commence in 2020 when the Series are allowed to sell shares again. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $22,629, $296, $31,725, $329,179, $17,777, $151,527 and $58,835 for the Frontier Diversified, Long/Short Commodity, Masters, Balanced, Select, Global and Heritage Funds, respectively, as of March 31, 2020,

These service fees are part of the offering costs of the Trust, with respect to the Series, which include registration and filing fees, legal and blue sky expenses, accounting and audit, printing, marketing support and other offering costs which are borne by the Managing Owner. With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Class 1 and Class 1a Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed for such payment by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk of the downside and enjoys the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months.

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

Swap contracts are reported at fair value.  Valuation reports are generated and disseminated daily from the swap counterparty to the third-party administrator.  The fair value is applied by the third-party administrator to calculate the daily performance.  The Managing Owner reviews the third-party administrator performance reports and any noticeable exceptions are investigated.  Unexplained exceptions are escalated to the Managing Owner’s Valuation Committee for further evaluation and resolution.  Swap contracts are reported at fair value using Level 3 inputs.

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

The following table summarizes investment in each Series measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value.

March 31, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$10,412	$-	$-	$10,412
Swap Contracts	-	-	4,742,032	4,742,032
U.S. Treasury Securities	20,858	-	-	20,858
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	8,027	-	-	8,027
U.S. Treasury Securities	16,080	-	-	16,080
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	5,735	-	-	5,735
Swap Contracts	-	-	613,963	613,963
U.S. Treasury Securities	11,489	-	-	11,489
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	55,094	-	-	55,094
Open Trade Equity (Deficit)	2,108	-	-	2,108
Swap Contracts	-	-	7,285,942	7,285,942
U.S. Treasury Securities	110,365	-	-	110,365
Frontier Select Fund		-
Investment in Unconsolidated Trading Companies	6,240	-	579,310	585,550
U.S. Treasury Securities	12,500	-	-	12,500
Frontier Global Fund		-
Investment in Unconsolidated Trading Companies	11,255	-	-	11,255
U.S. Treasury Securities	22,547	-	-	22,547
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	6,907	-	-	6,907
Swap Contracts	-	-	3,094,855	3,094,855
U.S. Treasury Securities	13,836	-	-	13,836

December 31, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$24,150	$-	$-	$24,150
Swap Contracts	-	-	6,384,583	6,384,583
U.S. Treasury Securities	99,605	-	-	99,605
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	11,005	-	-	11,005
U.S. Treasury Securities	45,391	-	-	45,391
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	14,711	-	-	14,711
Swap Contracts	-	-	362,521	362,521
U.S. Treasury Securities	60,673	-	-	60,673
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	50,867	-	-	50,867
Open Trade Equity (Deficit)	57,057	59,127	-	116,184
Swap Contracts	-	-	11,944,753	11,944,753
U.S. Treasury Securities	209,799	-	-	209,799
Frontier Select Fund
Investment in Unconsolidated Trading Companies	26,331	-	479,024	505,355
U.S. Treasury Securities	108,603	-	-	108,603
Frontier Global Fund
Investment in Unconsolidated Trading Companies	11,818	-	-	11,818
U.S. Treasury Securities	48,741	-	-	48,741
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	18,891	-	-	18,891
Swap Contracts	-	-	2,888,008	2,888,008
U.S. Treasury Securities	77,916	-	-	77,916

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the statements of operations. Investment in unconsolidated trading company asset gains and losses (realized/unrealized) included in earnings are classified in “Change in fair value of investments in unconsolidated trading companies”. During the three months ended March 31, 2020 and the year ended December 2019, all identified Level 3 assets were components of the Frontier Diversified Fund, Frontier Long/Short Commodity Fund, Frontier Balanced Fund, Frontier Select Fund, and Frontier Heritage Fund.

For the Three Months Ending March 31, 2020

Swaps

	Frontier Balanced Fund	Frontier Long/Short Commodity Fund
Balance of recurring Level 3 assets as of January 1, 2020	$11,944,753	$362,521
Total gains or losses (realized/unrealized):
Included in earnings-realized	-	-
Included in earnings-unrealized	(5,837,507)	251,442
Proceeds from collateral reduction	-	-
Purchase of investments	1,178,696	-
Change in ownership allocation	-	-
Transfers in and/or out of Level 3	-	-

Balance of recurring Level 3 assets as of March 31, 2020	$7,285,942	$613,963

	Frontier Diversified Fund	Frontier Heritage Fund
Balance of recurring Level 3 assets as of January 1, 2020	$6,384,583	$2,888,009
Total gains or losses (realized/unrealized):
Included in earnings-realized	-	-
Included in earnings-unrealized	(2,111,698)	206,846
Proceeds from collateral reduction	-	-
Purchase of investments	469,147	-
Change in ownership allocation	-	-
Transfers in and/or out of Level 3	-	-

Balance of recurring Level 3 assets as of March 31, 2020	$4,742,032	$3,094,855

For the Three Months ending March 31, 2020

Investments in Unconsolidated Trading Companies:

Frontier Select Fund

Balance of recurring Level 3 assets as of January 1, 2020	$479,024
Change in fair value of investments in unconsolidated trading companies	100,286
Proceeds from sales of investments of unconsolidated trading companies	-
Purchases of investments of unconsolidated trading companies	-
Change in ownership allocation	-
Transfers in and/or out of Level 3	-
Balance of recurring Level 3 assets as of March 31, 2020	$579,310

For the Year Ended December 31, 2019

Swaps

	Frontier Balanced Fund	Frontier Long/Short Commodity Fund
Balance of recurring Level 3 assets as of January 1, 2019	$10,794,908	$479,102
Total gains or losses (realized/unrealized):
Included in earnings-realized	-	-
Included in earnings-unrealized	1,149,845	(116,581)
Proceeds from collateral reduction	-	-
Change in ownership allocation	-	-
Transfers in and/or out of Level 3	-	-

Balance of recurring Level 3 assets as of December 31, 2019	$11,944,753	$362,521

	Frontier Diversified Fund	Frontier Heritage Fund
Balance of recurring Level 3 assets as of January 1, 2019	$5,920,414	$2,955,444
Total gains or losses (realized/unrealized):
Included in earnings-realized	-	-
Included in earnings-unrealized	464,169	(67,435)
Proceeds from collateral reduction	-	-
Change in ownership allocation	-	-
Transfers in and/or out of Level 3	-	-

Balance of recurring Level 3 assets as of December 31, 2019	$6,384,583	$2,888,009

For the Year Ended December 31, 2019

Investments in Unconsolidated Trading Companies

Frontier Select Fund
Balance of recurring Level 3 assets as of January 1, 2019	$511,718
Change in fair value of investments in unconsolidated trading companies	(32,694)
Purchases of investments of unconsolidated trading companies	-
Change in ownership allocation	-
Transfers in and/or out of Level 3	-
Balance of recurring Level 3 assets as of December 31, 2019	$479,024

The Series of the Trust assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Series’ accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the three months ended March 31, 2020, the Trust did not transfer any assets between Levels 1, 2 or 3.

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

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at March 31, 2020.

	Frontier Diversified Fund	Frontier Long/Short Commodity Fund	Frontier Balanced Fund	Frontier Heritage Fund
Swap Contracts	$(2,111,698)	$251,441	$(5,837,508)	$206,846

Frontier Select Fund
Investments in Unconsolidated Trading Companies	$100,286

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

4. Swap Contracts

In addition to authorizing Trading Advisors to manage predetermined investment levels of futures, option on futures and forward contracts, certain Series of the Trust will strategically invest a portion or all of their assets in total return swaps, selected at the direction of the Managing Owner. Total return swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more investment products or indices. In a typical total return swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount or value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities.

Each Series’ investment in swaps will likely differ substantially over time due to cash flows, portfolio management decisions and market movements. The swaps serve to diversify the investment holdings of each Series and to provide access to programs and advisors that would not be otherwise available to the Series, and are not used for hedging purposes.

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of March 31, 2020, and December 31, 2019, approximately 7.43% and 2.4% respectively, of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain swaps and is recorded as collateral within the swap fair value within the Statements of Financial Condition. The cash held with the counterparty is not restricted.

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

To help to reduce counterparty risk on the Series, the Managing Owner has the right to reduce a Series’ exposure and remove cash from the Series’ total return swaps with Deutsche Bank AG. This cash holding shall be in excess of $250,000 and may not exceed 40% of the index exposure in total. Index exposure is defined as the total notional amount plus any profit. The Series are charged interest on this cash holding and any amount removed will be offset against the final settlement value of the swap. As of March 31, 2020, the Frontier Balanced Fund, the Frontier Diversified Fund, the Frontier Long/Short Commodity Fund and the Frontier Heritage Fund, had $6,176,555, $4,000,000, $115,000, and $1,900,000, respectively, in cash holdings as shown in the Series’ Statements of Financial Conditions under advance on unrealized swap appreciation, which relates to the Trading Companies’ total return swaps with Deutsche Bank AG.

The Series have invested in the following swaps as of and for the three months ended March 31, 2020:

	Frontier Balanced Fund	Frontier Diversified Fund	Frontier Long/Short Commodity Fund	Frontier Heritage Fund
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$7,420,403	$1,761,834	$653,610	$2,072,056
Termination Date	7/31/2023	7/31/2023	7/31/2023	3/27/2023
Cash Collateral	$1,264,696	$555,147	$29,950	$975,450
Swap Value	$6,021,245	$4,186,885	$584,013	$2,119,405
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	$(5,837,508)	$(2,111,698)	$251,441	$206,846
Fair Value as of March 31, 2020	$7,285,942	$4,742,032	$613,963	$3,094,855
Advance on swap appreciation	$(6,176,555)	$(4,000,000)	$(115,000)	$(1,900,000)

The Series have invested in the following swaps as of and for the year ended December 31, 2019:

	Frontier Balanced Fund	Frontier Diversified Fund	Frontier Long/Short Commodity Fund	Frontier Heritage Fund
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$7,420,403	$1,761,834	$653,610	$2,072,056
Termination Date	7/31/2023	7/31/2023	7/31/2023	3/27/2023
Cash Collateral	$86,000	$86,000	$29,950	$975,450
Swap Value	$11,858,754	$6,298,583	$332,571	$1,912,559
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	$1,149,846	$464,169	$(116,581)	$(67,435)
Fair Value as of December 31, 2019	$11,944,754	$6,384,583	$362,521	$2,888,009
Advance on swap appreciation	$(6,176,555)	$(4,000,000)	$(115,000)	$(1,900,000)

5. Investments in Unconsolidated Trading Companies and Private Investment Companies

Investments in unconsolidated Trading Companies and private investment companies represent cash and open trade equity invested in the Trading Companies and private investment companies and cumulative trading profits or losses allocated to each Series by the Trading Companies and private investment companies. Trading Companies and private investment companies allocate trading profits or losses on the basis of the proportion of each Series’ capital allocated for trading to each respective Trading Company, which bears no relationship to the amount of cash invested by a Series in the Trading Company and private investment companies. The Trading Companies are valued using the equity method of accounting, which approximates fair value. Investments in private investment companies are valued using the NAV provided by the underlying private investment.

The following table summarizes each of the Series’ investments in unconsolidated Trading Companies as of March 31, 2020 and December 31, 2019:

	As of March 31, 2020		As of December 31, 2019
	Percentage of		Percentage of
	Series Total		Series Total
	Capital Invested in		Capital Invested in
Series	Unconsolidated Trading Companies	Fair Value	Unconsolidated Trading Companies	Fair Value

Frontier Diversified Series —
Frontier Trading Companies II and XXXVIII	0.13%	$10,412	0.20%	$24,150

Frontier Masters Fund —
Frontier Trading Companies II and XXXVIII	0.38%	$8,027	0.49%	$11,005

Frontier Long/Short Commodity Fund —
Frontier Trading Company XXXVIII	0.40%	$5,735	1.10%	$14,711

Frontier Balanced Fund —
Frontier Trading Companies II and XXXVIII	0.35%	$55,094	0.23%	$50,867

Frontier Select Fund —
Frontier Trading Companies XXXVIII and XXXIX	21.74%	$585,550	17.94%	$505,355

Frontier Global Fund —
Frontier Trading Companies II and XXXVIII	0.25%	$11,255	0.25%	$11,818

Frontier Heritage Fund —
Frontier Trading Companies II and XXXVIII	0.18%	$6,907	0.57%	$18,891

The Galaxy Plus entities are made up a feeder funds in which the Series invest and master trading entities into which the feeder funds invest. No investment held by the Galaxy Plus master trading entity is greater than 5% of the Series’ total capital.

The following tables summarize each of the Series’ equity in earnings from unconsolidated Trading Companies and private investment companies for the three months ended March 31, 2020 and March 31, 2019.

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)
Frontier Balanced Fund
Frontier Trading Company II, LLC	$-	$-	$-	$-	$(139,281)	$(139,281)
Frontier Trading Company XXXVIII, LLC	-	(23,301)	(23,301)	-	1,011	1,011
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	101,444	260,300	361,744	120,519	463,481	584,000
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(6,308)	(41,608)	(47,916)	26,341	(66,548)	(40,207)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(310,754)	(332,663)	(643,417)	2,226,558	(2,658,416)	(431,858)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	78,918	(356,986)	(278,068)	756,923	110,042	866,965
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	7,506	(259,157)	(251,651)	-	(18,750)	(18,750)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	25,548	(298,885)	(273,337)	(637,224)	5,649	(631,575)
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	-	-	-	(1,081)	(15,747)	(16,828)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(23,195)	166,919	143,724	(14,485)	27,339	12,854
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	33,241	768,387	801,628	(209,955)	41,574	(168,381)
Total	$(93,600)	$(116,994)	$(210,594)	$2,267,596	$(2,249,646)	$17,950

Frontier Global Fund
Frontier Trading Company II LLC	$-	$-	$-	$-	$(313,867)	$(313,867)
Frontier Trading Company XXXVIII, LLC	-	(5,077)	(5,077)	-	(14,396)	(14,396)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	309,658	249,122	558,780	211,587	476,520	688,107
Total	$309,658	$244,045	$553,703	$211,587	$148,257	$359,844

Frontier Select Fund
Frontier Trading Company XXXIX, LLC	$-	$-	$-	$-	$(24,336)	$(24,336)
Frontier Trading Company XXXVIII, LLC	-	(6,529)	(6,529)	-	(1,137)	(1,137)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24,954	236,122	261,076	17,422	83,870	101,292
Galaxy Plus Fund - TT Feeder Fund (531) LLC	(17,031)	(259,074)	(276,105)	(77,573)	8,099	(69,474)
Total	$7,923	$(29,481)	$(21,558)	$(60,151)	$66,496	$6,345

Frontier Heritage Fund
Frontier Trading Company II, LLC	$-	$-	$-	$-	$(54,170)	$(54,170)
Frontier Trading Company XXXVIII, LLC	-	(6,103)	(6,103)	-	(2,782)	(2,782)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	33,962	142,571	176,533	45,575	154,712	200,287
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(29,591)	273,543	243,952	(85,749)	19,541	(66,208)
Total	$4,371	$410,011	$414,382	$(40,174)	$117,301	$77,127

Frontier Long/Short Commodity Fund
Frontier Trading Company XXXVIII, LLC	$-	$(4,706)	$(4,706)	$-	$(560)	$(560)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(61,736)	(33,649)	(95,385)	242,599	(307,997)	(65,398)
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	820	(137,741)	(136,921)	-	(29,334)	(29,334)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(6,455)	111,549	105,094	(38,688)	(1,661)	(40,349)
Total	$(67,371)	$(64,547)	$(131,918)	$203,911	$(339,552)	$(135,641)

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)
Frontier Diversified Fund
Frontier Trading Company II, LLC	$-	$-	$-	$-	$(75,905)	$(75,905)
Frontier Trading Company XXXVIII, LLC	-	(1,009)	(1,009)	-	(8,593)	(8,593)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	88,315	152,312	240,627	76,575	227,597	304,172
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(10,522)	(20,678)	(31,200)	14,385	(40,480)	(26,095)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(268,381)	(144,944)	(413,325)	1,169,334	(1,421,023)	(251,689)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	109,016	(298,106)	(189,090)	449,932	70,240	520,172
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	3,721	(159,251)	(155,530)	-	(7,545)	(7,545)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(53,371)	(32,636)	(86,007)	(408,500)	10,691	(397,809)
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	-	-	-	(2,615)	(6,777)	(9,392)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(12,007)	134,066	122,059	(10,475)	30,375	19,900
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(6,567)	484,523	477,956	(98,965)	57,554	(41,411)
Total	$(149,796)	$114,277	$(35,519)	$1,189,671	$(1,163,866)	$25,805

Frontier Masters Fund
Frontier Trading Company II, LLC	$-	$-	$-	$-	$(61,450)	$(61,450)
Frontier Trading Company XXXVIII, LLC	-	(6,482)	(6,482)	-	223	223
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	28,637	104,600	133,237	48,690	130,340	179,030
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(248,608)	88,339	(160,269)	865,677	(1,066,728)	(201,051)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(21,114)	156,235	135,121	(16,211)	85,443	69,232
Galaxy Plus Fund - TT Feeder Fund (531) LLC	5,948	(102,480)	(96,532)	(92,470)	5,622	(86,848)
Total	$(235,137)	$240,212	$5,075	$805,686	$(906,550)	$(100,864)

The Series’ investments in private investment companies as of March 31, 2020 have certain redemption and liquidity restrictions which are described in the following table:

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

Effective March 12, 2020, Emil Van Essen and Transtrend BV ceased to act as a commodity trading advisors to the Trust.

Effective April 1, 2020, Landmark Trading Company ceased to act as a commodity trading advisor to the Trust.

Effective April 1, 2020, Doherty Advisors became a new major advisor for Frontier Select Fund and Frontier Masters Fund.

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

As of the date of this report, for a Series that has invested in a swap, a Trading Advisor does not receive any management fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. As of March 31, 2020 and December 31, 2019, the management fee embedded in (i) swaps owned by Frontier Diversified Fund was 1.00% per annum, (ii) swaps owned by Frontier Balanced Fund was 1.00% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 1.50% per annum, (iv) swaps owned by Frontier Select Fund was 1.00% per annum, and (v) swaps owned by Frontier Heritage Fund was 1.00% per annum, and the Managing Owner has waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded management fee was accrued on the relevant notional amount of the swap.

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

Incentive Fees—Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated in the Trading Companies by such Series, monthly or quarterly. In addition, the Managing Owner receives a quarterly incentive fee of a certain percentage of new net trading profits generated in the Galaxy Plus entities that have been allocated to the Series. The incentive fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. Because the Frontier Diversified Fund, Frontier Masters Fund, Frontier Balanced Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Long/Short Commodity Fund may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Frontier Balanced Fund and the Frontier Diversified Fund and 20% for the Frontier Global Fund, Frontier Heritage Fund, Frontier Select Fund, Frontier Long/Short Commodity Fund and Frontier Masters Fund. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series. As of the date of this report, for a Series that has invested in a swap, the Managing Owner or Trading Advisor(s) do not receive any incentive fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. As of March 31, 2020 and December 31, 2019, the range of incentive fees as a percentage of net new trading profits on swaps embedded in (i) swaps owned by Frontier Diversified Fund was 20-25% per annum, (ii) swaps owned by Frontier Balanced Fund was 20-25% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 25% per annum, and (iv) swaps owned by Frontier Heritage Fund was 15% per annum, and the Managing Owner has waived the entire incentive fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded incentive fee was accrued based on the net new trading profits of the swap.

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

The Managing Owner has determined that the purchase of additional units of the relevant series will commence in 2020. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $22,629, $296, $31,725, $329,179, $17,777, $151,527 and $58,835 for the Frontier Diversified, Long/Short Commodity, Masters, Balanced, Select, Global and Heritage Funds, respectively

The following table summarizes fees earned by the Managing Owner for the three months ended March 31, 2020 and March 31, 2019, respectively.

Three Months Ended March 31, 2020	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	$-	$7,707	$103,933
Frontier Masters Fund	-	-	595	33,055
Frontier Long/Short Commodity Fund	-	-	111	9,640
Frontier Balanced Fund	-	5,020	125,308	198,985
Frontier Select Fund	-	-	20,160	16,955
Frontier Global Fund	-	-	30,441	55,555
Frontier Heritage Fund	-	-	18,013	29,905

Three Months Ended March 31, 2019	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	$2,668	$12,029	$130,304
Frontier Masters Fund	-	5,593	7,486	67,318
Frontier Long/Short Commodity Fund	-	-	162	13,852
Frontier Balanced Fund	-	8,079	170,865	279,337
Frontier Select Fund	-	-	25,505	22,632
Frontier Global Fund	-	29,148	52,123	42,715
Frontier Heritage Fund	-	6,189	23,185	27,093

The following table summarizes fees payable to the Managing Owner as of March 31, 2020 and December 31, 2019.

As of March 31, 2020	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$-	$-	$-	$1,861	$27,725
Frontier Masters Fund	-	-	-	199	9,341
Frontier Long/Short Commodity Fund	-	-	-	-	3,047
Frontier Balanced Fund	-	9,115	1,044	32,629	58,281
Frontier Select Fund	-	-	132	6,344	5,144
Frontier Global Fund	-	-	844	9,787	17,510
Frontier Heritage Fund	-	-	563	5,886	11,151

As of December 31, 2019	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$-	$-	$-	$3,391	$35,877
Frontier Masters Fund	-	-	-	204	11,673
Frontier Long/Short Commodity Fund	-	-	-	-	3,468
Frontier Balanced Fund	-	8,795	105	41,635	70,179
Frontier Select Fund	-	-	-	6,906	6,000
Frontier Global Fund	-	-	56	11,263	22,540
Frontier Heritage Fund	-	-	166	5,362	11,170

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

For the three months ended March 31, 2020 and 2019, amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees were $0 and$0, respectively.

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

The following table outlines the interest paid by each Series to the Managing Owner and its ratio to average net assets for the three months ended March 31, 2020 and March 31, 2019.

Three Months Ended	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Ratio to Average Net Assets	Ratio to Average Net Assets

Frontier Diversified Fund Class 1	$-	$-	0.00%	0.00%
Frontier Diversified Fund Class 2	-	-	0.00%	0.00%
Frontier Diversified Fund Class 3	-	-	0.00%	0.00%
Frontier Masters Fund Class 1	-	-	0.00%	0.00%
Frontier Masters Fund Class 2	-	-	0.00%	0.00%
Frontier Masters Fund Class 3	-	-	0.00%	0.00%
Frontier Long/Short Commodity Fund Class 2	5	6	0.01%	0.00%
Frontier Long/Short Commodity Fund Class 3	114	127	0.01%	0.01%
Frontier Long/Short Commodity Fund Class 1a	-	-	0.00%	0.00%
Frontier Long/Short Commodity Fund Class 2a	-	-	0.00%	0.00%
Frontier Long/Short Commodity Fund Class 3a	-	-	0.00%	0.00%
Frontier Balanced Fund Class 1	2,221	1,731	0.01%	0.01%
Frontier Balanced Fund Class 1AP	31	26	0.01%	0.01%
Frontier Balanced Fund Class 2	425	323	0.01%	0.01%
Frontier Balanced Fund Class 2a	5	4	0.00%	0.00%
Frontier Balanced Fund Class 3a	23	13	0.00%	0.00%
Frontier Select Fund Class 1	779	859	0.03%	0.01%
Frontier Select Fund Class 1AP	3	-	0.03%	0.00%
Frontier Select Fund Class 2	26	30	0.03%	0.01%
Frontier Global Fund Class 1	1,217	18,729	0.03%	0.27%
Frontier Global Fund Class 1AP	11	84	0.03%	0.27%
Frontier Global Fund Class 2	111	1,034	0.03%	0.26%
Frontier Heritage Fund Class 1	728	2,228	0.03%	0.07%
Frontier Heritage Fund Class 1AP	3	1	0.03%	0.10%
Frontier Heritage Fund Class 2	170	414	0.03%	0.07%

Total	$5,872	$25,609

7. Financial Highlights

The following information presents the financial highlights of the Series, for the three months ended March 31, 2020 and March 31, 2019. This data has been derived from the information presented in the financial statements.

For the three months ended March 31, 2020

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 1a	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2019	$101.10	$121.58	$113.61	$72.28	$87.18	$81.78	$44.20	$81.60	$52.55	$85.64	$55.31
Net operating results:
Interest income	0.00	0.00	0.00	0.03	0.04	0.04	0.02	0.04	0.03	0.04	0.03
Expenses	(1.77)	(1.11)	(1.02)	(4.46)	(1.32)	(1.24)	(0.75)	(0.59)	(0.38)	(0.62)	(0.40)
Net gain/(loss) on investments, net of non-controlling interests	(20.18)	(24.87)	(23.20)	3.49	0.27	0.31	4.21	7.61	4.77	7.94	5.08
Net income/(loss)	(21.95)	(25.98)	(24.22)	(0.95)	(1.01)	(0.89)	3.49	7.06	4.42	7.36	4.71
Net asset value, March 31, 2020	$79.15	$95.60	$89.39	$71.34	$86.18	$80.89	$47.69	$88.66	$56.98	$93.01	$60.02

Ratios to average net assets
Net investment income/(loss)	-7.11%	-3.68%	-3.68%	-24.52%	-5.87%	-5.87%	-6.43%	-2.64%	-2.64%	-2.64%	-2.64%
Expenses before incentive fees (3)(4)	7.11%	3.68%	3.68%	24.70%	6.05%	6.05%	6.62%	2.83%	2.83%	2.83%	2.83%
Expenses after incentive fees (3)(4)	7.11%	3.68%	3.68%	24.70%	6.05%	6.05%	6.62%	2.83%	2.83%	2.83%	2.83%
Total return before incentive fees (2)	-21.71%	-21.37%	-21.32%	-1.31%	-1.15%	-1.09%	7.89%	8.65%	8.40%	8.60%	8.52%
Total return after incentive fees (2)	-21.71%	-21.37%	-21.32%	-1.31%	-1.15%	-1.09%	7.89%	8.65%	8.40%	8.60%	8.52%

Incentive fee per share	-	-	-	-	-	-
Incentive Fee to ANA	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2019	$117.23	$137.81	$185.82	$161.04	$160.50	$66.56	$78.51	$103.94
Net operating results:
Interest income	0.03	0.04	0.05	0.05	0.05	0.00	0.00	0.00
Expenses	(1.94)	(1.29)	(1.73)	(1.50)	(1.50)	(0.93)	(0.49)	(0.65)
Net gain/(loss) on investments, net of non-controlling interests	(29.31)	(34.70)	(46.77)	(40.51)	(40.39)	1.85	1.97	2.86
Net income/(loss)	(31.21)	(35.94)	(48.45)	(41.97)	(41.84)	0.92	1.49	2.21
Net asset value, March 31, 2020	$86.02	$101.87	$137.37	$119.07	$118.66	$67.48	$79.99	$106.15

Ratios to average net assets
Net investment income/(loss)	-6.74%	-3.75%	-3.75%	-3.75%	-3.75%	-5.44%	-2.43%	-2.43%
Expenses before incentive fees (3)(4)	6.86%	3.87%	3.87%	3.87%	3.87%	5.44%	2.43%	2.43%
Expenses after incentive fees (3)(4)	6.86%	3.87%	3.87%	3.87%	3.87%	5.44%	2.43%	2.43%
Total return before incentive fees (2)	-26.62%	-26.08%	-26.08%	-26.06%	-26.07%	1.39%	1.89%	2.13%
Total return after incentive fees (2)	-26.62%	-26.08%	-26.08%	-26.06%	-26.07%	1.39%	1.89%	2.13%

Incentive fee per share	-	-	-	-	-	-	-	-
Incentive Fee to ANA	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

	Frontier Global Fund			Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2019	$131.52	$154.43	$192.82	$97.54	$114.15	$153.59
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(2.73)	(2.02)	(2.51)	(1.82)	(1.24)	(1.65)
Net gain/(loss) on investments, net of non-controlling interests	17.19	20.67	25.33	18.50	22.46	29.23
Net income/(loss)	14.46	18.66	22.82	16.67	21.22	27.58
Net asset value, March 31, 2020	$145.97	$173.08	$215.64	$114.21	$135.37	$181.17

Ratios to average net assets
Net investment income/(loss)	-8.01%	-5.01%	-5.01%	-7.05%	-4.04%	-4.04%
Expenses before incentive fees (3)(4)	8.01%	5.01%	5.01%	7.05%	4.04%	4.04%
Expenses after incentive fees (3)(4)	8.01%	5.01%	5.01%	7.05%	4.04%	4.04%
Total return before incentive fees (2)	10.99%	12.08%	11.83%	17.09%	18.59%	17.96%
Total return after incentive fees (2)	10.99%	12.08%	11.83%	17.09%	18.59%	17.96%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.
(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees are included in the total return.

For the three months ended March 31, 2019

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 1a	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2018	$102.25	$120.84	$112.62	$91.10	$107.68	$100.77	$56.80	$98.82	$66.52	$103.66	$69.83
Net operating results:
Interest income	0.03	0.04	0.04	0.01	0.01	0.01	0.02	0.03	0.02	0.03	0.02
Expenses	(1.63)	(1.05)	(0.98)	(1.69)	(1.46)	(1.37)	(0.77)	(0.59)	(0.37)	(0.62)	(0.39)
Net gain/(loss) on investments, net of non-controlling interests	0.19	(0.14)	(0.06)	(1.23)	(1.54)	(1.37)	(5.90)	(4.59)	(7.21)	(4.82)	(7.49)
Net income/(loss)	(1.41)	(1.15)	(1.00)	(2.91)	(2.99)	(2.73)	(6.66)	(5.15)	(7.56)	(5.41)	(7.87)
Net asset value, March 31, 2019	$100.84	$119.69	$111.62	$88.19	$104.69	$98.04	$50.14	$93.67	$58.96	$98.25	$61.96

Ratios to average net assets
Net investment income/(loss)	-6.58%	-3.51%	-3.51%	-8.08%	-5.87%	-5.87%	-6.28%	-2.46%	-2.46%	-2.46%	-2.46%
Expenses before incentive fees (3)(4)	6.71%	3.64%	3.64%	8.14%	5.93%	5.93%	6.41%	2.60%	2.60%	2.60%	2.60%
Expenses after incentive fees (3)(4)	6.71%	3.64%	3.64%	8.14%	5.93%	5.93%	6.41%	2.60%	2.60%	2.60%	2.60%
Total return before incentive fees (2)	-1.38%	-0.95%	-0.89%	-3.19%	-2.78%	-2.71%	-11.73%	-5.21%	-11.37%	-5.22%	-11.27%
Total return after incentive fees (2)	-1.38%	-0.95%	-0.89%	-3.19%	-2.78%	-2.71%	-11.73%	-5.21%	-11.37%	-5.22%	-11.27%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2018	$117.63	$134.16	$180.94	$156.81	$156.26	$71.41	$82.48	$108.18
Net operating results:
Interest income	0.04	0.05	0.07	0.06	0.06	0.00	0.00	0.00
Expenses	(1.97)	(1.29)	(1.74)	(1.51)	(1.51)	(0.92)	(0.49)	(0.65)
Net gain/(loss) on investments, net of non-controlling interests	(0.82)	(0.91)	(1.22)	(1.09)	(1.03)	0.27	0.31	0.46
Net income/(loss)	(2.74)	(2.15)	(2.90)	(2.54)	(2.49)	(0.65)	(0.18)	(0.19)
Net asset value, March 31, 2019	$114.89	$132.01	$178.04	$154.27	$153.78	$70.76	$82.30	$107.99

Ratios to average net assets
Net investment income/(loss)	-6.90%	-3.90%	-3.90%	-3.90%	-3.90%	-5.58%	-2.58%	-2.58%
Expenses before incentive fees (3)(4)	7.06%	4.06%	4.06%	4.06%	4.06%	5.58%	2.58%	2.58%
Expenses after incentive fees (3)(4)	7.06%	4.06%	4.06%	4.06%	4.06%	5.58%	2.58%	2.58%
Total return before incentive fees (2)	-2.33%	-1.60%	-1.60%	-1.62%	-1.59%	-0.91%	-0.22%	-0.18%
Total return after incentive fees (2)	-2.33%	-1.60%	-1.60%	-1.62%	-1.59%	-0.91%	-0.22%	-0.18%

	Frontier Global Fund			Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2018	$131.57	$149.92	$187.17	$99.83	$111.78	$152.53
Net operating results:
Interest income	0.00	0.00	0.00	000	0.00	0.00
Expenses	(2.19)	(1.42)	(1.77)	(1.54)	(0.97)	(1.30)
Net gain/(loss) on investments, net of non-controlling interests	6.95	8.00	10.08	1.39	1.63	2.23
Net income/(loss)	4.76	6.58	8.31	(0.15)	0.66	0.93
Net asset value, March 31, 2019	$136.33	$156.50	$195.48	$99.68	$112.44	$153.46

Ratios to average net assets
Net investment income/(loss)	-6.91%	-3.91%	-3.91%	-6.63%	-3.63%	-3.63%
Expenses before incentive fees (3)(4)	6.91%	3.91%	3.91%	6.63%	3.63%	3.63%
Expenses after incentive fees (3)(4)	6.91%	3.91%	3.91%	6.63%	3.63%	3.63%
Total return before incentive fees (2)	3.62%	4.39%	4.44%	-0.15%	0.59%	0.61%
Total return after incentive fees (2)	3.62%	4.39%	4.44%	-0.15%	0.59%	0.61%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.
(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees is included in the total return.

8. Derivative Instruments and Hedging Activities

The Series’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Series do not enter into or hold positions for hedging purposes as defined under ASC 815, Derivatives and Hedging (“ASC 815”). The detail of the fair value of the Series’ derivatives by instrument types as of March 31, 2020 and December 31, 2019 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to each Series’ position in swap contracts. There are embedded management fees in transacting these swaps ranging from 1% to 1.5% based on fair value of swaps and the embedded incentive fees ranging from 15% to 25% based on net new trading profits on swaps.

The following tables summarize the monthly averages of futures contracts bought and sold for each respective Series of the Trust:

For the Three Months ended March 31, 2020

Monthly average contracts:

	Bought	Sold

Frontier Balanced Fund	628	625

For the Three Months ended March 31, 2019

Monthly average contracts:

	Bought	Sold

Frontier Balanced Fund	251	306

The following tables summarize the trading revenues for the three months ended March 31, 2020, and March 31, 2019 by sector:

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended March 31, 2020

Type of contract	Frontier Balanced Fund

Agriculturals	$75,122
Currencies	106,325
Energies	35,710
Interest rates	88,571
Metals	313,738
Stock indices	22,768
Realized trading income/(loss)(1)	$642,234

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

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended March 31, 2020

Type of contract	Frontier Balanced Fund

Agriculturals	$978
Currencies	21,386
Energies	(1,845)
Interest rates	4,169
Metals	(43,253)
Stock indices	(7,154)
Change in unrealized trading income/(loss)(1)	$(25,719)

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

The following tables present gross and net information about the Series’ assets and liabilities subject to master netting arrangements as disclosed on the statements of financial condition as of March 31, 2020 and December 31, 2019.

As of March 31, 2020

	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition
Frontier Balanced Fund
Open Trade Equity/(Deficit)	$53,568	$(51,460)	$2,108
Swap Contracts	7,285,942	-	$7,285,942

Frontier Diversified Fund
Swap Contracts	$4,742,032	$-	$4,742,032

Frontier Long/Short Commodity Fund
Swap Contracts	$613,963	$-	$613,963

Frontier Heritage Fund
Swap Contracts	$3,094,855	$-	$3,094,855

As of December 31, 2019

	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition
Frontier Balanced Fund
Open Trade Equity/(Deficit)	$154,778	$(38,594)	$116,184
Swap Contracts	11,944,753	-	$11,944,753

Frontier Diversified Fund
Swap Contracts	$6,384,583	$-	$6,384,583

Frontier Long/Short Commodity Fund
Swap Contracts	$362,521	$-	$362,521

Frontier Heritage Fund
Swap Contracts	$2,888,009	$-	$2,888,009

9. Trading Activities and Related Risks

The purchase and sale of futures and options on futures contracts require margin deposits with FCMs. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act, as amended (“CEA”), requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities. A customer’s cash and other property (for example, U.S. treasury bills) deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited.

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

From April 1, 2020 through May 11, 2020, Frontier Balanced Fund, Frontier Diversified Fund, Frontier Heritage Fund, Frontier Long/Short Commodity Fund, Frontier Masters Fund, Frontier Select Fund, and Frontier Global Fund paid $231,875, $1,310,939, $4,062, $28,760, $131,595, $30,786 and $127,159, respectively, in redemptions.

Effective April 1, 2020, Landmark Trading Company ceased to act as a commodity trading advisor to the Trust.

Effective April 1, 2020, Doherty Advisors became a new major advisor for Frontier Select Fund and Frontier Masters Fund.

Frontier Funds

Consolidated Statements of Financial Condition

March 31, 2020 (Unaudited) and December 31, 2019

	March 31, 2020	December 31, 2019

ASSETS

Cash and cash equivalents	$2,284,405	$367,568
U.S. Treasury securities, at fair value	207,675	650,728
Receivable from futures commission merchants	145,332	2,526,242
Open trade equity, at fair value	2,108	116,184
Swap contracts, at fair value	15,736,792	21,579,865
Investments in private investment companies, at fair value	31,029,355	35,926,037
Interest receivable	1,986	13,363
Receivable from related parties	11,453	11,453
Redemptions receivable from private investment companies	1,652,017	552,017
Other assets	6,163	5,700

Total Assets	$51,077,286	$61,749,157

LIABILITIES & CAPITAL

LIABILITIES
Redemptions payable	$-	$133,633
Management fees payable to Managing Owner	9,115	8,795
Interest payable to Managing Owner	2,583	327
Trading fees payable to Managing Owner	132,199	160,907
Service fees payable to Managing Owner	56,706	68,762
Risk analysis fees payable	9,971	8,465
Advance on unrealized Swap Appreciation	12,191,555	12,191,555
Subscriptions in advance for service fee rebates	611,968	598,042
Other liabilities	21,659	22,078

Total Liabilities	13,035,756	13,192,564

OWNERS CAPITAL
Managing Owner Units	416,567	487,974
Limited Owner Units	37,624,963	48,068,619

Total Owners Capital	38,041,530	48,556,593

Total Liabilities and Owners Capital	$51,077,286	$61,749,157

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Condensed Schedule of Investments

March 31, 2020 (unaudited)

		% of Total Capital
Description	Fair Value	(Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$(25,730)	-0.07%
Various stock index futures contracts (U.S.)	-	0.00%
Total Long Futures Contracts	$(25,730)	-0.07%
SHORT FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$27,838	0.07%
Various stock index futures contracts (U.S.)	-	0.00%
Total Short Futures Contracts	$27,838	0.07%
Total Open Trade Equity (Deficit)	$2,108	0.00%
SWAPS (1)
Frontier Brevan Howard swap (U.S.)	$3,094,855	8.14%
Frontier XXXIV Balanced select swap (U.S.)	7,285,942	19.15%
Frontier XXXV Diversified select swap (U.S.)	4,742,032	12.47%
Frontier XXXVII L/S select swap (U.S.)	613,963	1.61%
Total Swaps	$15,736,792	41.37%
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	$210,254	0.55%
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	2,882,867	7.58%
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	3,363,243	8.84%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	2,338,528	6.15%
Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	103,670	0.27%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	1,325,975	3.49%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	11,088,248	29.15%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	8,009,600	21.05%
Galaxy Plus Fund - TT Feeder Fund (531) LLC	1,284,811	3.38%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	422,159	1.11%
Total Private Investment Companies	$31,029,355	81.57%

U.S. TREASURY SECURITIES

FACE VALUE

		Fair Value

$155,000	US Treasury Note 6.875% due 08/15/2025 (Cost $199,768)	207,675	0.55%
	Total U.S. Treasury Securities	$207,675	0.55%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Consolidated Financial Statements, Note 4.
(2)	See Notes to Consolidated Financial Statements, Note 5.

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

Frontier Funds

Consolidated Statements of Operations

For the Three Months Ended March 31, 2020 and 2019 (unaudited)

	March 31, 2020	March 31, 2019
Investment income:
Interest - net	$7,982	$44,172

Total Income	7,982	44,172

Expenses:
Management Fees	(5,020)	51,677
Risk analysis Fees	(1,506)	6,692
Service Fees - Class 1	(202,335)	291,355
Due Diligence Fees	(4,132)	-
Trading Fees	(443,896)	583,251
Total Expenses	(656,889)	932,975

Investment income/(loss) - net	(648,907)	(888,803)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	642,235	(1,277,349)
Net unrealized gain/(loss) on private investment companies	792,691	2,834,733
Net realized gain/(loss) on private investment companies	(219,121)	(1,920,406)
Net change in open trade equity/(deficit)	(25,719)	525,552
Net unrealized gain/(loss) on swap contracts	(7,490,918)	(349,464)
Net realized gain/(loss) on U.S. Treasury securities	39,967	103,338
Net unrealized gain/(loss) on U.S. Treasury securities	12,311	(85,272)
Trading commissions	(8,375)	(11,073)

Net gain/(loss) on investments	(6,256,929)	(179,941)

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(6,905,836)	$(1,068,744)

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Statements of Changes in Owners’ Capital

For the Three Months Ending March 31, 2020 (unaudited)

	Managing Owner	Limited Owners	Total
Owners’ Capital, December 31, 2019	$487,974	$48,068,619	$48,556,593

Sale of Units (including transfers)	-	-	-
Redemption of Units (including transfers)	-	(3,609,228)	(3,609,228)
Payment made by Related Party	-	-	-
Payment made by Managing Owner	-	-	-
Net increase/(decrease) in Owners’	(71,407)	(6,834,428)	(6,905,835)
Capital resulting from operations
Owners’ Capital, March 31, 2020	$416,567	$37,624,963	$38,041,530

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 20120 and 2019 (Unaudited)

	March 31, 2020	March 31, 2019
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(6,905,836)	$(1,068,744)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity	114,076	(534,165)
Net unrealized (gain)/loss on swap contracts	7,490,918	349,463
Net unrealized (gain)/loss on U.S. Treasury securities	(12,311)	85,272
Net realized (gain)/loss on U.S. Treasuries securities	(39,967)	(103,338)
Net unrealized (gain)/loss on private investment companies	(792,691)	(2,834,733)
Net realized (gain)/loss on private investment companies	219,121	1,920,406
(Purchases) sales of:
Sales of swap contracts	-	-
(Purchases) of swap contracts	(1,647,845)	-
(Purchases) of U.S. Treasury securities	(2,941,281)	(5,275,023)
Sales of U.S. Treasury securities	3,421,048	8,139,078
(Purchases) of Private Investment Companies	(1,974,303)	(18,881,035)
Sales of Private Investment Companies	7,444,555	14,680,430
U.S. Treasury interest and premium paid/amortized	15,565	31,024
Increase and/or decrease in:
Receivable from futures commission merchants	2,380,910	8,387,671
Interest receivable	11,377	98,264
Other assets	(1,100,463)	(381,566)
Incentive fees payable to Managing Owner	-	(10,897)
Management fees payable to Managing Owner, net of change in receivable	320	(69,079)
Interest payable to Managing Owner	2,256	(3,455)
Trading fees payable to Managing Owner	(28,708)	(26,079)
Service fees payable to Managing Owner	(12,056)	(17,362)
Due from Managing Owner	-	(3,727)
Risk analysis fees payable	1,506	(12,295)
Subscriptions in advance for service fee rebates	13,926	51,370
Other liabilities	(419)	132,043

Net cash provided by operating activities	5,659,698	4,653,523
Cash Flows from Financing Activities:

Proceeds from sale of capital
Payment for redemption of capital	(3,609,228)	(6,030,355)
Redemptions payable	(133,633)	65,936

Net cash used in financing activities	(3,742,861)	(5,964,419)

Net increase (decrease) in cash and cash equivalents	1,916,837	(1,310,896)

Cash and cash equivalents, beginning of period	367,568	1,729,879
Cash and cash equivalents, end of period	$2,284,405	$418,983

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Notes to Consolidated Financial Statements

1. Organization and Purpose

Frontier Funds, which is referred to in this report as the “Trust”, was formed on August 8, 2003, as a Delaware statutory trust and is set to expire on December 31, 2053. The Trust is a multi-advisor commodity pool, as described in in CFTC Regulation § 4.10(d)(2). The Trust has authority to issue separate Series of Units pursuant to the requirements of the Trust Act. The assets of each Series are valued and accounted for separately from the assets of other Series. The Trust is not registered as an investment company under the Investment Company Act. It is managed by the Managing Owner.

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

As of March 31, 2020, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund Frontier Global Fund and Frontier Heritage Fund separates Units into a maximum of three separate Classes- Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Balanced Fund separates Units into a maximum of five separate Classes— Class 1, Class 1AP, Class 2, Class 2A and Class 3A. The Trust, with respect to the Frontier Long/Short Commodity Fund separates Units into a maximum of five separate Classes— Class 1A, Class 2A, Class 2, Class 3A and Class 3. Between April 15, 2016 and May 10, 2017, a portion of the interests in Frontier Trading Company I, LLC and all of the interests in Frontier Trading Company VII, LLC, Frontier Trading Company XV, LLC, and Frontier Trading Company XXIII LLC held by Frontier Diversified Fund, Frontier Masters Fund, Frontier Select Fund, Frontier Balanced Fund and Frontier Long/Short Commodity Fund were exchanged for equivalent interests in the Galaxy Plus Managed Account Platform (“Galaxy Plus”) which is an unaffiliated, third-party managed account platform. The assets of Frontier Trading Company I, LLC, which included exposure to Quantmetrics Capital Management LLP’s Multi-Strategy Program, Quantitative Investment Management, LLC’s Quantitative Global Program, Quest Partners LLC’s Quest Tracker Index Program, Chesapeake Capital Management, LLC’s Diversified Program, and Doherty Advisors LLC’s Relative Value Moderate Program, the assets of Frontier Trading Company VII, LLC, which included exposure to Emil van Essen LLC’s Multi-Strategy Program, Rosetta Capital Management, LLC’s Rosetta Trading Program, and Landmark Trading Company’s Landmark Program, the assets of Frontier Trading Company XV, LLC, which included exposure to Transtrend B.V.’s TT Enhanced Risk (USD) Program, and the assets of Frontier Trading Company XXIII, LLC which included exposure to Fort L.P.’s Global Contrarian Program have been transferred to individual Delaware limited liability companies (“Master Funds”) in Galaxy Plus. Each Master Fund is sponsored and operated by Gemini Alternative Funds, LLC (“Sponsor”). The Sponsor has contracted with the Trading Advisors to manage the portfolios of the Master Funds pursuant to the advisors’ respective program. For those Series that invest in Galaxy Plus entities, approximately 30-70% of those Series assets are used to support the margin requirements of the Master Funds. The remaining assets of the Series are split between investments in Trading Companies and a pooled cash management account that invests primarily in U.S. Treasury securities. For those Series that do not invest in Galaxy Plus entities, their assets are split between investments in Trading Companies and investments in the pooled cash management account.

As of March 31, 2020, Frontier Global Fund has invested a portion of its assets in a single Trading Company, and a single Trading Advisor manages 100% of the assets invested in such Trading Company. Each of the remaining Series has invested a portion of its assets in several different Trading Companies or Galaxy Plus entities and one or more Trading Advisors may manage the assets invested in such Trading Companies or Galaxy Plus entities.

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

Consolidation— The Series, through investing in the Trading Companies and Galaxy Plus entities, authorize certain Trading Advisors to place trades and manage assets at predetermined investment levels. The Trading Companies were organized by the Managing Owner for the purpose of investing in commodities interests and derivative instruments, and have no operating income or expenses, except for trading income and expenses and a risk analysis fee (for closed Series only), all of which is allocated to the Series, if consolidated by a Series. Galaxy Plus is a series of Delaware limited liability companies, sponsored by Gemini Alternative Funds, LLC, that create exposure to a variety of third party professional managed futures and foreign exchange advisors. Galaxy Plus is available to qualified high-net-worth individuals and institutional investors. Investment interests in Galaxy Plus entities are accounted for using net asset value as the practical expedient, which approximates fair value. Fair value represents the proportionate share of the Trust’s interest in the NAV in the Galaxy Plus entities. The equity interest held by Trust is shown as investments in private investment companies in the statements of financial condition. The income or loss attributable thereto in proportion to of the investment level of the private investment companies is shown in the statements of operations as net unrealized gain/(loss) on private investment companies. The Trading Companies and Series of the Trust are consolidated by the Trust. All intercompany transactions have been eliminated in consolidation.

Galaxy Plus entities are co-mingled investment vehicles. In addition to the Trust, there are other non-affiliated investors in Galaxy Plus entities. Subscriptions and redemptions by these non-affiliated investors will have a direct impact on the Trust’s ownership percentage in Galaxy Plus entities. It is expected that ownership percentage will fluctuate (sometimes significantly) on a week by week basis which could also result in frequent changes in the consolidating Series. Such fluctuations make consolidating the financial statements of the Galaxy Plus entities both impractical and misleading. Non-consolidation of these Galaxy Plus entities presents a more useful financial statement for the readers. As such, management has decided that presenting Galaxy Plus entities on a non-consolidated basis as investments in other investments companies (a “fund of funds” approach) is appropriate and preferable to the users of these financial statements. Refer to Note 5 for additional disclosures related to these private investment companies.

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

Receivable from Futures Commission Merchants—The Trust deposits assets with an FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2019 and March 31, 2020 included restricted cash for margin requirements of $2,890,330 and $1,322,883, for the Frontier Trading Company I LLC.

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

Investments and Swaps—The Trust records investment transactions on a trade date basis and all investments are recorded at fair value, with changes in fair value reported as a component of realized and unrealized gains/(losses) on investments in the statements of operations. Investments in private investment companies are valued utilizing the net asset values as a practical expedient. Certain Series of the Trust strategically invest a portion or all of their assets in total return swaps, selected at the discretion of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more underlying investment products or indices. In a typical swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. The valuation of swap contracts requires significant estimates. Swap contracts are reported at fair value based upon daily reports from the counterparty. The Managing Owner reviews, compares and approves current day pricing of the CTA positions, as received from the counterparty which includes intra-day volatility and volume and daily index performance, that is used to determine a daily fair value NAV for the swap contracts.

Income Taxes—The Trust applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust for the quarter ended March 31, 2020. The 2016 through 2019 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

Incentive Fee (rebate)—The Managing Owner is allowed to share in the incentive fees earned by the commodity trading advisors up to 10% of new net profits. If the Managing Owner’s share of the incentive fee exceeds 10% of new net profits during the period, then the Managing Owner is obligated to return any amount in excess. The returned amounts are recorded as Incentive Fee (Rebate) on the Statements of Operations.

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

Each Series is charged service fees as outlined above. In some cases, amounts paid to selling agents might be less than the amount charged to the Series. When this occurs, the service fee is rebated back to the investor in the form of additional units. During 2017, 2018 and 2019, the Series were not allowed to issue additional units. The Managing Owner has determined that the purchase of additional units of the relevant Series will commence in 2020 as such time the Series are allowed to sell shares again. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $598,042 and $611,968 as of December 31, 2019 and March 31, 2020, respectively.

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

Swap contracts are reported at fair value.  Valuation reports are generated and disseminated daily from the swap counterparty to the third-party administrator.  The fair value is applied by the third-party administrator to calculate the daily performance.  The Managing Owner reviews the third-party administrator performance reports and any noticeable exceptions are investigated.  Unexplained exceptions are escalated to the Managing Owner’s Valuation Committee for further evaluation and resolution.  Swap contracts are reported at fair value using Level 3 inputs.

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

The following table summarizes the instruments that comprise the Trust’s financial asset portfolio, in aggregate, measured at fair value on a recurring basis as of March 31, 2020 and December 31,2019, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

March 31, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$2,108	$-	$-	$2,108
Swap Contracts	-	-	15,736,792	15,736,792
U.S. Treasury Securities	207,675	-	-	207,675

December 31, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$57,056	$59,128	$-	$116,184
Swap Contracts	-	-	21,579,865	21,579,865
U.S. Treasury Securities	650,728	-	-	650,728

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the statements of operations.

Swaps

For the Three Months ended March 31, 2020

Balance of recurring Level 3 assets as of January 1, 2019	21,579,865
Total gains or losses (realized/unrealized):
Included in earnings-realized	-
Included in earnings-unrealized	(7,490,918)
Proceeds from collateral reduction	-
Purchase of investments	1,647,845
Sale of investments	-
Transfers in and/or out of Level 3	-

Balance of recurring Level 3 assets as of March 31, 2020	15,736,792

For the Year ended December 31, 2019

Balance of recurring Level 3 assets as of January 1, 2019	20,149,868
Total gains or losses (realized/unrealized):
Included in earnings-realized	-
Included in earnings-unrealized	1,429,997
Proceeds from collateral reduction	-
Purchase of investments	-
Sale of investments	-
Transfers in and/or out of Level 3	-

Balance of recurring Level 3 assets as of December 31, 2019	21,579,865

The Trust assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Trust’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the three months ended March 31, 2020 and December 31, 2019, the Trust did not transfer any assets between Levels 1, 2 and 3.

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at March 31, 2020: Swaps $(7,490,918)

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2019: Swaps $1,429,997

4. Swap Contracts

In addition to authorizing Trading Advisors to manage predetermined investment levels of futures and forward contracts, certain Series of the Trust will strategically invest a portion or all of their assets in total return swaps, selected at the direction of the Managing Owner. Total return swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more investment products or indices. In a typical total return swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount or value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities.

The Trust’s investment in swaps will likely differ substantially over time due to cash flows, portfolio management decisions and market movements. The swaps serve to diversify the investment holdings of the Trust and to provide access to programs and advisors that would not be otherwise available to the Trust and are not used for hedging purposes.

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of March 31, 2020 and December 31, 2019, approximately 7.4% or $2,825,243 and 2.4% or $1,177,400, respectively, of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain swaps and is recorded as swap contracts, at fair value on the Statements of Financial Condition of the Trust. This cash held with the counterparty is not restricted.

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

To help to reduce counterparty risk on the Series, the Managing Owner has the right to reduce the Series’ exposure and remove cash from the Series’ total return swaps with Deutsche Bank AG. This cash holding shall be in excess of $250,000 and may not exceed 40% of the Index exposure in total. Index exposure is defined as the total notional amount plus any profit. The Series are charged interest on this cash holding and any amount removed will be offset against the final settlement value of the swap. As of March 31, 2020, the XXXIV Balanced select swap, the XXXV Diversified select swap, the XXXVII Long/Short select swap and Brevan Howard Swap, had $6,176,555, $4,000,000, $115,000, and $1,900,000, respectively, in cash holdings as shown in the Series’ Statements of Financial Conditions under advance on unrealized swap appreciation, which relates to the Trading Companies’ total return swaps with Deutsche Bank AG.

The Trust had invested in the following swaps as of and for the three months ended March 31, 2020:

	XXXIV Balanced select swap	XXXV Diversified select swap	XXXVII L/S select swap	Brevan Howard
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$7,420,403	$1,761,834	$653,610	$2,072,056
Termination Date	7/31/2023	7/31/2023	7/31/2023	3/27/2023
Cash Collateral	$1,264,696	$555,147	$29,950	$975,450
Swap Value	$6,021,245	$4,186,885	$584,013	$2,119,405
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	$(5,837,509)	$(2,111,698)	$251,441	$206,846
Fair Value as of March 31, 2020	$7,285,941	$4,742,032	$613,963	$3,094,855
Advance on swap appreciation	$(6,176,555)	$(4,000,000)	$(115,000)	$(1,900,000)

The Trust had invested in the following swaps as of and for the year ended December 31, 2019:

	XXXIV Balanced select swap	XXXV Diversified select swap	XXXVII L/S select swap	Brevan Howard
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$7,420,403	$1,761,834	$653,610	$2,072,056
Termination Date	7/31/2023	7/31/2023	7/31/2023	3/27/2023
Cash Collateral	$86,000	$86,000	$29,950	$975,450
Swap Value	$11,858,754	$6,298,583	$332,571	$1,912,559
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	$1,149,846	$464,169	$(116,581)	$(67,435)
Fair Value as of December 31, 2019	$11,944,754	$6,384,583	$362,521	$2,888,009
Advance on swap appreciation	$(6,176,555)	$(4,000,000)	$(115,000)	$(1,900,000)

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

The following table summarizes the Trust’s equity in earnings from each of the private investment companies during the three months ended March 31, 2020 and March 31, 2019:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Realized Gain/(Loss)	Change in Unrealized	Net Income (Loss) Gain/(Loss)	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	562,016	908,905	1,470,921	502,946	1,452,650	1,955,596
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(16,830)	(62,286)	(79,116)	40,726	(107,028)	(66,302)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(889,479)	(422,917)	(1,312,396)	4,504,168	(5,454,164)	(949,996)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	187,934	(655,091)	(467,157)	1,206,855	180,282	1,387,137
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	12,047	(556,149)	(544,102)	-	(55,629)	(55,629)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(27,823)	(331,521)	(359,344)	(1,045,724)	16,340	(1,029,384)
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	-	-	-	(3,696)	(22,524)	(26,220)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(35,202)	300,986	265,784	(24,960)	57,714	32,754
Galaxy Plus Fund - Quest FIT Feeder Fund (535) LLC	-	-	-	-	(31,483)	(31,483)
Galaxy Plus Fund - TT Feeder Fund (531) LLC	(11,083)	(361,554)	(372,637)	(170,043)	13,721	(156,322)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(5,532)	2,030,359	2,024,827	(432,146)	286,321	(145,825)
Total	$(223,952)	$850,732	$626,780	$4,578,126	$(3,663,800)	$914,326

The Trust’s investments in private investment companies as of March 31, 2020 have certain redemption and liquidity restrictions which are described in the following table:

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

Effective March 12, 2020, Emil Van Essen and Transtrend BV ceased to act as a commodity trading advisors to the Trust.

Effective April 1, 2020, Landmark Trading Company ceased to act as a commodity trading advisor to the Trust.

Effective April 1, 2020, Doherty Advisors became a new major advisor for Frontier Select Fund and Frontier Masters Fund.

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

Expenses

Management Fees—Each Series of Units pays to the Managing Owner a monthly management fee equal to a percentage of the notional assets of such Series allocated to Trading Companies, calculated on a daily basis. The percentage basis of the fees varies and are in line with the amounts being disclosed below. In addition, the Managing Owner receives a monthly management equal to a certain percentage of the assets in the Galaxy Plus entities attributable to such Series’ (including notional assets), calculated on a monthly basis. The management fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. The total amount of assets of a Series allocated to Trading Advisors and/or reference programs, including (i) actual funds deposited in accounts directed by the Trading Advisors or deposited as margin in respect of swaps or other derivative instruments referencing a reference program plus (ii) any notional equity allocated to the Trading Advisors and any reference programs, is referred to herein as the “notional assets” of the Series. The annual rate of the management fee is: 0.5% for the Frontier Balanced Fund Class 1 and Class 2, 1.0% for the Frontier Balanced Fund Class 1AP, Class 2a and Class 3a, 2.0% for the Frontier Global Fund, Frontier Long/Short Commodity Fund Class 1a, Class 2a and Class 3a and Frontier Masters Fund, 0.75% for Frontier Diversified Fund, 2.5% for the Frontier Heritage Fund and Frontier Select Fund, and 3.5% for the Frontier Long/Short Commodity Fund Class 2 and Class 3. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) and/or waive (up to the percentage specified) any such management fee to the extent any related management fee is paid by a trading company or estimated management fee is embedded in a swap or other derivative instrument. Any management fee embedded in a swap or other derivative instrument may be greater or less than the management fee that would otherwise be charged to the Series by the Managing Owner. As of the date of this report, for a Series that has invested in a swap, the Managing Owner or Trading Advisor(s) do not receive any management fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. As of March 31, 2020 and December 31, 2019, the range of management fees embedded based on fair value of swaps in (i) swaps owned by Frontier Diversified Fund was 1.00% per annum, (ii) swaps owned by Frontier Balanced Fund was 1.00% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 1.50% per annum, and (iv) swaps owned by Frontier Heritage Fund was 1.00% per annum, and the Managing Owner has waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded management fee was accrued on the relevant notional amount of the swap.

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

Incentive Fees—Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated in the Trading Companies by such Series, monthly or quarterly. In addition, the Managing Owner receives a quarterly incentive fee of a certain percentage of new net trading profits generated in the Galaxy Plus entities that have been allocated to the Series. The incentive fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. Because the Frontier Balanced Fund, Frontier Diversified Fund, Frontier Masters Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Long/Short Commodity Fund may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Frontier Balanced Fund and the Frontier Diversified Fund and 20% for the Frontier Global Fund, Frontier Heritage Fund, Frontier Select Fund, Frontier Long/Short Commodity Fund and Frontier Masters Fund. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series. As of the date of this report, for a Series that has invested in a swap, the Managing Owner or Trading Advisor(s) do not receive any incentive fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. As of March 31, 2020, the range of incentive fees as a percentage of net new trading profits on swaps embedded in (i) swaps owned by Frontier Diversified Fund was 20-25% per annum, (ii) swaps owned by Frontier Balanced Fund was 20-25% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 25% per annum, and (iv) swaps owned by Frontier Heritage Fund was 15% per annum, and the Managing Owner has waived the entire incentive fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded incentive fee was accrued based on the net new trading profits of the swap.

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

As of March 31, 2020, the Trust had a payable to the Managing Owner in the amounts of $0, $9,115, $2,583, $132,199 and $56,706 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

As of December 31, 2019, the Trust had a payable to the Managing Owner in the amounts of $0, $8,795, $327, $160,907, and $68,762 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

For the three months ended March 31, 2020, the Managing Owner earned $0, $5,020, $202,335 and $443,896 for incentive fees, management fees, service fees, and trading fees, respectively.

For the three months ended March 31, 2019 the Managing Owner earned $0, $51,677, $291,355 and $583,251 for incentive fees, management fees, service fees, and trading fees, respectively.

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

For the three months ended March 31, 2020 and March 31, 2019, amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees were $0 and $0, respectively.

Aggregate interest income from all sources, including U.S. Treasury Securities assets net of premiums and cash held at clearing brokers, of up to the first 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Global Fund, Frontier Select Fund, and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (for the three months ended March 31, 2020, and March 31, 2019 amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees Class 1a, Class 2a and Class 3a), Frontier Masters Fund, and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 100% of the interest is retained by the respective Series.

During the three months ended March 31, 2020 and March 31, 2019 and, the Trust paid $5,872, and $25,609, respectively of such interest income to the Managing Owner. Such amounts are not included in the consolidated statements of operations of the Trust. All other interest income is recorded by the Trust on the consolidated statements of operations.

7. Financial Highlights

The following information presents the financial highlights of the Trust for the three months ended March 31, 2020 and March 31, 2019. This data has been derived from the information presented in the consolidated financial statements.

Three months ended March 31

	2020	2019

Ratios to average net assets (1)
Net investment income/(loss) (1)	-5.77%	-5.42%
Expenses before incentive fees (3) (4)	5.84%	5.69%
Expenses after incentive fees (3) (4)	5.84%	5.69%

Total return before incentive fees (2)	-15.26%	-1.61%
Total return after incentive fees (2)	-15.26%	-1.61%

(1)	Annualized with the exception of incentive fees.

(2)	Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Consolidated Statements of Operations of the Trust. See footnote 5.

The Trust financial highlights are calculated based upon the Trust’s consolidated financial statements. The consolidated Trust does not issue units and therefore the financial highlights do not disclose any unitized data.

8. Derivative Instruments and Hedging Activities

The Trust’s primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trust does not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trust’s derivatives by instrument types as of March 31, 2020 and December 31, 2019 is included in the Consolidated Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trust’s positions in swap contracts. There are embedded management fees in transacting these swaps ranging from 1% to 1.5% based on fair value of swaps and the embedded incentive fees ranging from 15% to 25% based on net new trading profits on swaps.

For the three months ended March 31, 2020 and March 31, 2019, the monthly average of futures, forwards and options contracts bought was approximately 628, and 274, respectively and sold was approximately 625, and 1,348, respectively.

The following tables summarize the trading revenues for the three months ended March 31, 2020 and March 31, 2019 by contract type:

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended March 31, 2020

Type of contract
Agriculturals	$75,122
Currencies	106,325
Energies	35,710
Interest rates	88,571
Metals	313,738
Stock indices	22,769
Realized trading income/(loss)(1)	$642,235

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

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended March 31, 2020

Type of contract
Agriculturals	$978
Currencies	21,386
Energies	(1,845)
Interest rates	4,169
Metals	(43,253)
Stock indices	(7,154)
Change in unrealized trading income/(loss)(1)	$(25,719)

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

The following tables present gross and net information about the Trust’s assets and liabilities subject the master netting arrangements as disclosed on the consolidated statements of financial condition as of March 31, 2020 and December 31, 2019:

As of March 31, 2020

	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition

Open Trade Equity/(Deficit)	$53,568	$(51,460)	$2,108
Swap Contracts	$15,736,792	-	$15,736,792

As of December 31, 2019

	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition

Open Trade Equity/(Deficit)	$154,778	$(38,594)	$116,184
Swap Contracts	21,579,866	-	21,579,866

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

10. Indemnifications and Guarantees

The Trust has entered into agreements, which provide for the indemnification of futures clearing brokers, and commodity trading advisers, among others, against losses, costs, claims and liabilities arising from the performance of their individual obligations under such agreements, except for gross negligence, bad faith or willful misconduct. The Trust has had no prior claims or payments pursuant to these agreements. The Trust’s individual maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred. However, based on experience the Trust expects the risk of loss to be remote. Maximum exposure is unfulfilled obligations of the Trust up to the amount of equity at risk with Macquarie Futures USA LLC. The Trust has not recorded any liability for the guarantees in the accompanying financial statements as it expects any possibility of losses to be remote. The Trust has not recorded any liability for the indemnifications in the accompanying financial statements as it expects any possibility of losses to be remote.

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

From April 1, 2020 through May 11, 2020, the Trust paid $ 1,865,176 in redemptions.

Effective April 1, 2020, Landmark Trading Company ceased to act as a commodity trading advisor to the Trust.

Effective April 1, 2020, Doherty Advisors became a new major advisor for Frontier Select Fund and Frontier Masters Fund.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

The following discussion and analysis contain forward-looking statements about the Managing Owner’s expectations of what may happen in the future. Forward looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our results could differ materially from the results anticipated by our forward-looking statements as a result of many known or unknown factors, including, but not limited to, those factors discussed in “Risk Factors.” See also the “Special Note About Forward-Looking Statements” set forth at the beginning of this report.

The following discussion and tables should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this quarterly report and our 2019 Annual Report on Form 10-K for the year ended December 31, 2019.

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

All management fees, incentive fees, service fees, risk analysis fee (for closed Series only) and trading fees of the Trust are paid to the Managing Owner. It is the responsibility of the Managing Owner to pay all Trading Advisor management and incentive fees, selling agent service fees and all other operating expenses and continuing offering costs of the Trust. Only management fees and incentive fees related to assets allocated through Trading Companies are included in expense on the Statement of Operations. The Series are all charged management and incentive fees on the assets allocated through the Galaxy Plus entities. Those fees are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. As of the date of this report, for a Series that has invested in a swap, the Managing Owner or Trading Advisor(s) do not receive any management fees or incentive fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. In each case, the embedded incentive fee was accrued based on the net new trading profits of the swap. The Series are also charged management and incentive fees on assets allocated to swaps. Such fees are embedded in the fair value of the swap and are included in net unrealized gain (loss) on swap contracts on the Statements of Operations. Embedded in the swap fair value is management and incentive fees being paid to Trading Advisors. As of March 31, 2020, the management fees and range of incentive fees by Trading Company were as follows:

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

The trading system and/or approach of each of the major Trading Advisors and the means by which the Series access those Trading Advisors are as follows:

Major Commodity Trading Advisor	Trading System Style	Accessed Through

Aspect Capital Limited	Systematic	Galaxy Plus
Beach Horizon	Systematic	Trading Company
BH-DG Systematic Trading LLP	Systematic	Swap
Crabel Capital Partners LLPC	Systematic	Swap
Doherty Advisors, LLC	Discretionary	Galaxy Plus
Fort, L.P.	Systematic	Galaxy Plus
H2O Asset Management	Systematic	Swap
J E Moody & Company	Systematic	Swap
Quantitative Investment Management, LLC	Systematic	Galaxy Plus
Quest Partners LLC	Systematic	Galaxy Plus
Rosetta Capital Management, LLC	Discretionary	Galaxy Plus
Welton Investment Partners LLC	Systematic	Galaxy Plus

Effective March 12, 2020, Emil Van Essen and Transtrend BV ceased to act as a commodity trading advisors to the Trust.

Effective April 1, 2020, Landmark Trading Company ceased to act as a commodity trading advisor to the Trust.

Effective April 1, 2020, Doherty Advisors became a new major advisor for Frontier Select Fund and Frontier Masters Fund.

As of March 31, 2020, the allocation of the assets of each applicable Series of the Trust among the Trading Advisors was as follows:

Allocation as of March 31, 2020 (expressed as a percentage of aggregate notional exposure to commodity trading programs)

Advisor	Frontier Diversified Fund	Frontier Long/Short Commodity Fund	Frontier Masters Fund	Frontier Balanced Fund	Frontier Select Fund	Frontier Global Fund	Frontier Heritage Fund
Aspect Capital Limited	29%	—	73%	23%	—	100%	56%
BH-DG Systematic Trading LLP	—	—	—	—	40%	—	23%
Crabel Capital Partners, LLPC	7%	—	—	8%	—	—	—
Doherty	10%	—	10%	8%	20%	—	—
Fort, L.P.	17%	—	—	14%	—	—	—
H2O Asset Management	3%	—	—	3%	—	—	—
J E Moody & Company	—	36%	—	—	—	—	—
Quantitative Investment Management, LLC	10%	—	—	15%	—	—	—
Quest Partners, LLC	9%	—	—	5%	—	—	—
Rosetta Capital Management, LLC	—	41%	—	—	—	—	—
Welton Investment Partners LLC	15%	23%	17%	15%	40%	—	21%
Wimmer Horizon	—	—	—	9%	—	—	—

Effective March 12, 2020, Emil Van Essen and Transtrend BV ceased to act as commodity trading advisors to the Trust.

Effective April 1, 2020, Landmark Trading Company ceased to act as a commodity trading advisor to the Trust.

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At March 31, 2020, cash deposited at the clearing brokers was $1,322,883 for the Trust. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each month. As of March 31, 2020, with the Federal Funds target rate at 0.00 to 0.25%, this amount is estimated to be 0.00%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds and time deposits. Aggregate interest income from all sources, including U.S. Treasury Securities assets net of premiums and cash held at clearing brokers, of up to 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Global Fund, Frontier Select Fund, and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a and Class 3a), Frontier Masters Fund and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 100% of the interest is retained by the respective Series. The amount reflected in the financial statements for the Trust and Series are disclosed on a net basis. Due to some classes not exceeding the 2% paid to the Managing Owner, amounts earned by those classes may be zero.

Approximately 10% to 30% of the Trust’s assets are expected to be committed as required margin for futures contracts and forwards and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. treasury bills in segregated accounts with the futures broker pursuant to the CEA and regulations there under. Approximately 2% to 6% of the Trust’s assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the CEA, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 64% to 88% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. federally chartered banks. As of March 31, 2020, total cash and cash equivalents held at banking institutions were $229,432 for the Frontier Diversified Fund, $126,375 for the Frontier Long/Short Commodity Fund, $176,877 for the Frontier Masters Fund, $1,214,004 for the Frontier Balanced Fund, $137,502 for the Frontier Select Fund, $248,015 for the Frontier Global Fund, and $152,200 for the Frontier Heritage Fund.

As a commodity pool, the Trust has large cash positions. Such cash positions are used to pay margin for the trading of futures, forwards and options, and also to pay redemptions. Generally, the Trust has not been forced to liquidate positions to fund redemptions. During the three months ended March 31, 2020, the Trust was able to pay all redemptions.

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

Results of Operations for the Three Months Ended March 31, 2020

Series Returns and Other Information

The returns for each Series and Class of Units for the three months ended March 31, 2020 and 2019, and related information, are discussed below. The activities of the Trust on a consolidated basis are explained through the activity of the underlying Series. Please refer to the discussion of the Series activities in relation to the Trust on a consolidated basis.

Each Series had exposure to commodity interest positions within one or more sectors during the three months ended March 31, 2020 and 2019. The performance of each Series was impacted over the course of the periods by, among other things, the relative performance of the relevant sector or sectors and the commodities within those sectors, the changing allocations among, and the specific positions taken by the Series’ Trading Advisors in, the relevant sector(s) and commodities, and the timing of entries and exits. For certain of the Series, a sector attribution chart has been included at the end of the relevant discussion. Each chart depicts the performance of the relevant Series’ positions within each of the relevant sectors (determined by the Managing Owner using monthly gross return and NAV figures, with various adjustments to net out a proportional allocation of the fees and expenses chargeable to the Series) during the periods presented.

As of the date of this report, for a Series that has invested in a swap, a trading advisor does not receive any management fees directly from the Series for such swap, and instead the relevant trading advisor receives compensation via the fees embedded in the swap. As of March 31, 2020, the weighted average management fee embedded in (i) swaps owned by Frontier Diversified Fund was 0.77% per annum, (ii) swaps owned by Frontier Balanced Fund was 0.56% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 1.86% per annum, (iv) swaps owned by Frontier Heritage Fund was 2.17% per annum, and (v) swaps owned by Frontier Select Fund was 1.74% per annum and the managing owner has waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded management fee is accrued on the relevant notional amount of the swap.

Three months ended March 31, 2020 Compared to Three Months Ended March 31, 2019.

Frontier Diversified Fund

The Frontier Diversified Fund— Class 1 NAV lost 21.71% and lost 1.38%, respectively, for the three months ended March 31, 2020 and 2019, net of fees and expenses; the Frontier Diversified Fund—Class 2 NAV lost 21.37% and lost 0.95%, respectively for the three months ended March 31, 2020 and 2019, net of fees and expenses; the Frontier Diversified Fund—Class 3 NAV lost 21.32% and lost 0.90%, respectively for the three months ended March 31, 2020 and 2019.

For the three months ended March 31, 2020, the Frontier Diversified Fund recorded net loss on investments of $2,140,625, net investment loss of $111,606, and total expenses of $111,640 resulting in a net decrease in Owners’ capital from operations of $2,251,871. For the three months ended March 31, 2019, the Frontier Diversified Fund recorded net loss on investments of $66,078, net investment loss of $137,867, and total expenses of $142,735 resulting in a net decrease in Owners’ capital from operations of $203,945.

Please see additional discussion under “Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019 –Frontier Diversified Fund.”

Frontier Masters Fund

The Frontier Masters Fund—Class 1 NAV lost 1.31% and lost 3.19% for the three months ended March 31, 2020 and 2019 net of fees and expenses; the Frontier Masters Fund —Class 2 NAV lost 1.15% and lost 2.78% for the three months ended March 31, 2020 and 2019, net of fees and expenses; the Frontier Masters Fund—Class 3 NAV lost 1.09% and lost 2.71% for the three months ended March 31, 2020 and 2019, net of fees and expenses.

For the three months ended March 31, 2020, the Frontier Masters Fund recorded net gain on investments of $10,450, net investment loss of $32,660, and total expenses of $33,650, resulting in a net decrease in Owners’ capital from operations of $22,210. For the three months ended March 31, 2019, the Frontier Masters Fund recorded net loss on investments of $103,616, net investment loss of $74,955, and total expenses of $75,465, resulting in a net decrease in Owners’ capital from operations of $178,571.

Please see additional discussion under “Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019— Frontier Masters Fund.”

Frontier Long/Short Commodity Fund

The Frontier Long/Short Commodity Fund—Class 2 NAV gained 8.65% and lost 5.21%, respectively, for the three months ended March 31, 2020 and 2019 net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 3 NAV gained 8.60% and lost 5.22% respectively for the three months ended March 31, 2020 and 2019 net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 1a NAV gained 7.89% and lost 11.73% respectively, for the three months ended March 31, 2020 and 2019 net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 2a NAV gained 8.40% and lost 11.37% respectively, for the three months ended March 31, 2020 and 2019 net of fees and expenses; the Frontier Long/Short Commodity Fund Class 3a NAV gained 8.52% and lost 11.27%, respectively, for the three months ended March 31, 2020 and 2019, net of fees and expenses.

For the three months ended March 31, 2020, the Frontier Long/Short Commodity Fund recorded net gain on investments of $122,801, net investment loss of $9,104, and total expenses of $9,751, resulting in a net increase in Owners’ capital from operations of $113,697. For the three months ended March 31, 2019, the Frontier Long/Short Commodity Fund recorded net loss on investments of $152,085, net investment loss of $13,316, and total expenses of $14,014, resulting in a net decrease in Owners’ capital from operations of $165,401.

Please see additional discussion under “Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019 – Frontier Long/Short Commodity Fund.”

Frontier Balanced Fund

The Frontier Balanced Fund—Class 1 NAV lost 26.62% and lost 2.33%, respectively, for the three months ended March 31, 2020 and 2019, net of fees and expenses; the Frontier Balanced Fund —Class 2 NAV lost 26.08% and lost 1.60%, respectively, for the three months ended March 31, 2020 and 2019, net of fees and expenses; the Frontier Balanced Fund—Class 2a NAV lost 26.06% and lost 1.62%, respectively, for the three months ended March 31, 2020 and 2019, net of fees and expenses; the Frontier Balanced Fund—Class 3a NAV lost 26.07% and lost 1.59%, respectively, for the three months ended March 31, 2020 and 2019, net of fees and expenses; the Frontier Balanced Fund—Class 1AP NAV lost 26.08% and lost 1.60% for the three months ended March 31, 2020 and 2019, net of fees and expenses.

For the three months ended March 31, 2020, the Frontier Balanced Fund recorded net loss on investments of $5,418,209 net investment loss of $324,508, and total expenses of $330,819, resulting in a net decrease in Owners’ capital from operations of $5,742,717. For the three months ended March 31, 2019, the Frontier Balanced Fund recorded net loss on investments of $273,490, net investment loss of $445,648, and total expenses of $457,008, resulting in a net decrease in Owners’ capital from operations of $719,138.

Please see additional discussion under “Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019 – Frontier Balanced Fund.”

Frontier Select Fund

The Frontier Select Fund—Class 1 NAV gained 1.39% and lost 0.91%, respectively, for the three months ended March 31, 2020 and 2019, net of fees and expenses; the Frontier Select Fund —Class 2 NAV gained 2.13% and lost 0.21% respectively for the three months ended March 31, 2020 and 2019, net of fees and expenses; the Frontier Select Fund —Class 1AP NAV gained 1.89% and lost 0.18%, respectively, for the three months ended March 31, 2020 and 2019.

For the three months ended March 31, 2020, the Frontier Select Fund recorded net gain on investments of $81,804, net investment loss of $37,115 and total expenses of $37,115, resulting in a net increase in Owners’ capital from operations of $44,689. For the three months ended March 31, 2019, the Frontier Select Fund recorded net gain on investments of $7,059, net investment loss of $48,137 and total expenses of $48,137, resulting in a net decrease in Owners’ capital from operations of $41,078.

Please see additional discussion under “Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019 – Frontier Select Fund.”

Frontier Global Fund

The Frontier Global Fund—Class 1 NAV gained 10.99% and gained 3.63%, respectively, for the three months ended March 31, 2020 and 2019, net of fees and expenses; the Frontier Global Fund —Class 2 NAV gained 11.83% and gained 4.43%, respectively, for the three months ended March 31, 2020 and 2019, net of fees and expenses; the Frontier Global Fund —Class 1AP NAV gained 12.08% and gained 4.39%, respectively, for the three months ended March 31, 2020 and 2019.

For the three months ended March 31, 2020, the Frontier Global Fund recorded net gain on investments of $559,705, net investment loss of $85,996, and total expenses of $85,996, resulting in a net increase in Owners’ capital from operations of $473,709. For the three months ended March 31, 2019, the Frontier Global Fund recorded net gain on investments of $355,477, net investment loss of $94,838, and total expenses of $94,838, resulting in a net increase in Owners’ capital from operations of $240,639.

Please see additional discussion under “Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019 – Frontier Global Fund.”

Frontier Heritage Fund

The Frontier Heritage Fund—Class 1 NAV gained 17.09% and lost 0.15%, respectively, for the three months ended March 31, 2020 and 2019 net of fees and expenses; the Frontier Heritage Fund —Class 2 NAV gained 17.96% and gained 0.61%, respectively for the three months ended March 31, 2020 and 2019, net of fees and expenses; the Frontier Heritage Fund —Class 1AP NAV gained 18.59% and gained 0.60%, respectively, for the three months ended March 31, 2020 and 2019.

For the three months ended March 31, 2020, the Frontier Heritage Fund recorded net gain on investments of $627,072, net investment loss of $47,918, and total expenses of $47,918, resulting in a net increase in Owners’ capital from operations of $478,867, after non-controlling interests of $100,287. For the three months ended March 31, 2019, the Frontier Heritage Fund recorded net gain on investments of $22,807, net investment loss of $51,199, and total expenses of $51,199, resulting in a net decrease in Owners’ capital from operations of $28,392, after non-controlling interests of $24,336.

Please see additional discussion under “Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019 – Frontier Heritage Fund.”

Three months ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Frontier Diversified Fund

2020

The Frontier Diversified Fund— Class 1 NAV lost 21.71% and lost 1.38%, respectively, for the three months ended March 31, 2020 and 2019, net of fees and expenses; the Frontier Diversified Fund—Class 2 NAV lost 21.37% and lost 0.95%, respectively for the three months ended March 31, 2020 and 2019, net of fees and expenses; the Frontier Diversified Fund—Class 3 NAV lost 21.32% and lost 0.90%, respectively for the three months ended March 31, 2020 and 2019.

For the three months ended March 31, 2020, the Frontier Diversified Fund recorded net loss on investments of $2,140,265, net investment loss of $111,606, and total expenses of $111,640 resulting in a net decrease in Owners’ capital from operations of $2,251,871. For the three months ended March 31, 2019, the Frontier Diversified Fund recorded net loss on investments of $66,078, net investment loss of $137,867, and total expenses of $142,735 resulting in a net decrease in Owners’ capital from operations of $203,945.

The NAV per Unit, Class 1, decreased from $101.10 at December 31, 2019 to $79.15 as of March 31, 2020. The NAV per Unit, Class 2, decreased from $121.58 at December 31, 2019 to $95.60 as of March 31, 2020. The NAV per Unit, Class 3 decreased from $113.61 at December 31, 2019 to $89.39 as of March 31, 2020. Total Class 1 subscriptions and redemptions for the period were $0 and $589,750, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $1,274,585, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $(369,037), respectively. Ending capital at March 31, 2020 was $572,402 for Class 1, $3,397,113 for Class 2 and $4,282,935 for Class 3. Ending capital at December 31, 2019, is $1,303,195 for Class 1 and $5,600,851 for Class 2 and $5,095,574 for Class 3.

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

As of March 31, 2020, the management fee embedded in swaps owned by the Frontier Diversified Fund was 1.00% per annum, and the managing owner has waived the entire management fee due to it from the Frontier Diversified Fund in respect of such Series’ investment in swaps. In each case, the embedded management fee is accrued on the relevant notional amount of the swap.

Based on an analysis of the management fees charged to Frontier Diversified Fund, the effective management fee rate of the Frontier Diversified Fund was higher than the management fee rate otherwise payable to the Managing Owner. The effective management fee rate for the Series was calculated for the period covered by the Form 10-Q by dividing the aggregate management fees paid by such Series (whether directly to the Managing Owner, or as an embedded management fee paid to a third-party commodity trading advisor) by the aggregate assets on which such management fees were paid. For the quarter ended March 31, 2020, the effective management fee rate of the Frontier Diversified Fund was 0.77%, compared to a management fee payable to the Managing Owner of 0.75%. For the quarter ended March 31, 2020, the management and incentive fees embedded in gains (losses) from trading companies owned by the Frontier Diversified Fund was $51,714.

The Frontier Diversified Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors.

Frontier Diversified Fund Class 1 Sector Attributions
Q1 2020 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2020
YTD

Frontier Diversified Fund Class 2 Sector Attributions
Q1 2020 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2020
YTD

Frontier Diversified Fund Class 3 Sector Attributions
Q1 2020 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2020
YTD

Frontier Diversified Fund Class 1 Major Advisors Performance
Q1 2020 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Aspect Capital Ltd
Crabel
Emil Van Essen
Fort LP (GC)
H2O
QIM
Quest Partners
Welton
Non-Major Advisors
Q1 2020
YTD

Frontier Diversified Fund Class 2 Major Advisors Performance
Q1 2020 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Aspect Capital Ltd
Crabel
Emil Van Essen
Fort LP (GC)
H2O
QIM
Quest Partners
Welton
Non-Major Advisors
Q1 2020
YTD

Frontier Diversified Fund Class 3 Major Advisors Performance
Q1 2020 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Aspect Capital Ltd
Crabel
Emil Van Essen
Fort LP (GC)
H2O
QIM
Quest Partners
Welton
Non-Major Advisors
Q1 2020
YTD

Three of the six sectors traded in the Frontier Diversified Fund were profitable in Q1 2020. Metals, Energies and Interest Rates were profitable while Currencies, Agriculturals and Stock Indices finished negative for the quarter.

Metals, Energies and Interest Rate sectors were positive year-to-date (“YTD”) while Currencies, Agriculturals and Stock Indices were negative YTD.

In terms of major CTA performance, four of the eight major CTAs in the Frontier Diversified Fund were profitable in Q1 2020. Aspect, Quest, Welton and Crabel finished positive for the quarter. Emil Van Essen, Fort, H2O and QIM finished negative for the quarter. In terms of YTD performance, Aspect, Quest, Welton and Crabel were positive YTD while Emil Van Essen, Fort, H2O and QIM were negative YTD.

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

As of March 31, 2019, the management fee embedded in swaps owned by the Frontier Diversified Fund was 1.00% per annum, and the managing owner has waived the entire management fee due to it from the Frontier Diversified Fund in respect of such the Frontier Diversified Fund’s investment in swaps. In each case, the embedded management fee is accrued on the relevant notional amount of the swap.

Based on an analysis of the management fees charged to Frontier Diversified Fund, the effective management fee rate of the Frontier Diversified Fund was higher than the management fee rate otherwise payable to the Managing Owner. The effective management fee rate for the Series was calculated for the period covered by the Form 10-Q by dividing the aggregate management fees paid by such Series (whether directly to the Managing Owner, or as an embedded management fee paid to a third-party commodity trading advisor) by the aggregate assets on which such management fees were paid. For the quarter ended March 31, 2019, the effective management fee rate of the Frontier Diversified Fund was 0.80%, compared to a management fee payable to the Managing Owner of 0.75%. For the quarter ended March 31, 2019, the management and incentive fees embedded in gains (losses) from trading companies owned by the Frontier Diversified Fund was $29,656.

The Frontier Diversified Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors.

Two sectors which traded in the Frontier Diversified Fund were profitable in Q1 2019 and two were profitable YTD. Energies and Interest Rates were profitable for Q1 2019 while Metals, Currencies, Agriculturals and Stock Indices finished negative for the quarter. Energies and Interest Rates were profitable YTD while Metals, Currencies, Agriculturals and Stock Indices finished negative YTD. In terms of major CTA performance, Aspect, H20 and Fort finished positive for the quarter. Crabel, Emil Van Essen, QIM and Quantmetrics, Quest, Welton and Winton were negative for the quarter.

Aspect, H20 and Fort finished positive YTD. Crabel, Emil Van Essen, QIM, Quantmetrics, Quest, Welton and Winton were negative YTD.

Frontier Masters Fund

2020

The Frontier Masters Fund—Class 1 NAV lost 1.31% and lost 3.19% for the three months ended March 31, 2020 and 2019 net of fees and expenses; the Frontier Masters Fund —Class 2 NAV lost 1.15% and lost 2.78% for the three months ended March 31, 2020 and 2019, net of fees and expenses; the Frontier Masters Fund—Class 3 NAV lost 1.09% and lost 2.71% for the three months ended March 31, 2020 and 2019, net of fees and expenses.

For the three months ended March 31, 2020, the Frontier Masters Fund recorded net gain on investments of $10,450, net investment loss of $32,660, and total expenses of $33,650, resulting in a net decrease in Owners’ capital from operations of $22,210. For the three months ended March 31, 2019, the Frontier Masters Fund recorded net loss on investments of $103,616, net investment loss of $74,955, and total expenses of $75,465, resulting in a net decrease in Owners’ capital from operations of $178,571.

The NAV per Unit, Class 1, decreased from $72.28 at December 31, 2019 to $71.34 as of March 31, 2020. The NAV per Unit, Class 2, decreased from $87.18 at December 31, 2019 to $86.18 as of March 31, 2020. The NAV per Unit, Class 3, decreased from $81.78 at December 31, 2019 to $80.89 as of March 31, 2020. Total Class 1 subscriptions and redemptions for the period were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $0, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $119,501, respectively. Ending capital at March 31, 2020 was $12,591 for Class 1, $841,014 for Class 2 and $1,242,724 for Class 3. Ending capital at December 31, 2019, was $12,794 for Class 1, $850,808 for Class 2 and $1,374,437 for Class 3.

The Frontier Masters Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, Hybrids and Commodities sectors.

Frontier Masters Fund Class 1 Sector Attributions
Q1 2020 and YTD
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2020
YTD

Frontier Masters Fund Class 2 Sector Attributions
Q1 2020 and YTD
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2020
YTD

Frontier Masters Fund Class 3 Sector Attributions
Q1 2020 and YTD
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2020
YTD

Frontier Masters Fund Class 1 Major Advisors Performance
Q1 2020 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Aspect Capital Ltd
Emil Van Essen
Transtrend
Welton
Q1 2020
YTD

Frontier Masters Fund Class 2 Major Advisors Performance
Q1 2020 and YTD
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Aspect Capital Ltd
Emil Van Essen
Transtrend
Welton
Q1 2020
YTD

Frontier Masters Fund Class 3 Major Advisors Performance
Q1 2020 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Aspect Capital Ltd
Emil Van Essen
Transtrend
Welton
Q1 2020
YTD

Two of the six sectors which traded in the Frontier Masters Fund were profitable in Q1 2020 and two of the six were profitable YTD. Energies and Interest Rates were profitable for Q1 2020 while Agriculturals, Metals, Currencies, and Stock Indices finished negative for the quarter. Energies and Interest Rates were profitable YTD while Agriculturals, Metals, Currencies, and Stock Indices finished negative YTD.

In terms of major CTA performance, Aspect and Welton finished positive for the quarter. Transtrend and Emil Van Essen were negative for the quarter. Aspect and Welton were positive YTD. Transtrend and Emil Van Essen were negative YTD.

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

In terms of major CTA performance, Aspect and Transtrend finished positive for the quarter. Welton, Emil Van Essen and Winton were negative for the quarter. Aspect and Transtrend were positive YTD. Welton, Emil Van Essen and Winton were negative YTD.

Frontier Long/Short Commodity Fund

2020

The Frontier Long/Short Commodity Fund—Class 2 NAV gained 8.65% and lost 5.21%, respectively, for the three months ended March 31, 2020 and 2019 net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 3 NAV gained 8.60% and lost 5.22% respectively for the three months ended March 31, 2020 and 2019 net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 1a NAV gained 7.89% and lost 11.73% respectively, for the three months ended March 31, 2020 and 2019 net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 2a NAV gained 8.40% and lost 11.37% respectively, for the three months ended March 31, 2020 and 2019 net of fees and expenses; the Frontier Long/Short Commodity Fund Class 3a NAV gained 8.52% and lost 11.27%, respectively, for the three months ended March 31, 2020 and 2019, net of fees and expenses.

For the three months ended March 31, 2020, the Frontier Long/Short Commodity Fund recorded net gain on investments of $122,801, net investment loss of $9,104, and total expenses of $9,751, resulting in a net increase in Owners’ capital from operations of $113,697. For the three months ended March 31, 2019, the Frontier Long/Short Commodity Fund recorded net loss on investments of $152,085, net investment loss of $13,316, and total expenses of $14,014, resulting in a net decrease in Owners’ capital from operations of $165,401.

The NAV per Unit, Class 2, increased from $81.60 as of December 31, 2019 to $88.66 at March 31, 2020. The NAV per Unit, Class 3, increased from $85.64 as of December 31, 2019 to $93.01 at March 31, 2020. The NAV per Unit, Class 1a, increased from $44.20 as of December 31, 2019 to $47.69 at March 31, 2020. The NAV per Unit, Class 2a, increased from $52.55 as of December 31, 2019 to $56.98 at March 31, 2020. The NAV per Unit, Class 3a, increased from $55.31 as of December 31, 2019 to $60.02 at March 31, 2020. Total Class 2 subscriptions and redemptions for the twelve months were $0 and $1,422, respectively. Total Class 3 subscriptions and redemptions for the three months were $0 and $8,248, respectively. Total Class 1a subscriptions and redemptions for the three months were $0 and $0, respectively. Total Class 2a subscriptions and redemptions for the three months were $0 and $0, respectively. Total Class 3a subscriptions and redemptions for the three months were $0 and $0, respectively.

Ending capital at March 31, 2020, is $43,043 for Class 2, $1,068,324 for Class 3, $12,359 for Class 1a, $88,732 for Class 2a and $225,859 for Class 3a. Ending capital at December 31, 2019, is $41,045 for Class 2, $991,828 for Class 3, $11,447 for Class 1a, $81,826 for Class 2a and $208,144 for Class 3a.

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

Based on an analysis of the management fees charged to Frontier Long/Short Commodity Fund, the effective management fee rate of the Frontier Long/Short Commodity Fund was lower than the management fee rate otherwise payable to the Managing Owner. The effective management fee rate for the Series was calculated for the period covered by the Form 10-Q by dividing the aggregate management fees paid by such Series (whether directly to the Managing Owner, or as an embedded management fee paid to a third-party commodity trading advisor) by the aggregate assets on which such management fees were paid. For the quarter ended March 31, 2020, the effective management fee rate of the Frontier Long/Short Commodity Fund was 1.86%, compared to a management fee payable to the Managing Owner of 2.00%. For the quarter ended March 31, 2020, the management and incentive fees embedded in gains (losses) from trading companies owned by the Frontier Long/Short Commodity Fund was $3,579.

The Frontier Long/Short Commodity Fund may have both long and short exposure to the Base Metals, Energies, Grains, Meats, Precious Metals, Financials and Softs sectors, although the majority of the exposure will typically be in the Energies, Metals and Softs sectors.

Frontier Long/Short Commodity Fund Class 1A Sector Attributions
Q1 2020 and YTD
9.00%
8.00%
7.00%
6.00%
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q1 2020
YTD

Frontier Long/Short Commodity Fund Class 2 Sector Attributions
Q1 2020 and YTD
10.00%
9.00%
8.00%
7.00%
6.00%
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q1 2020
YTD

Frontier Long/Short Commodity Fund Class 2A Sector Attributions
Q1 2020 and YTD
9.00%
8.00%
7.00%
6.00%
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q1 2020
YTD

Frontier Long/Short Commodity Fund Class 3 Sector Attributions
Q1 2020 and YTD
10.00%
9.00%
8.00%
7.00%
6.00%
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q1 2020
YTD

Frontier Long/Short Commodity Fund Class 3A Sector Attributions
Q1 2020 and YTD
9.00%
8.00%
7.00%
6.00%
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q1 2020
YTD

Frontier Long/Short Commodity Fund Class 1A
Major Advisors Performance
Q1 2020 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Emil Van Essen
JE Moody
Rosetta
Welton
Non-Major Advisors
Q1 2020
YTD

Frontier Long/Short Commodity Fund Class 2
Major Advisors Performance
Q1 2020 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Emil Van Essen
JE Moody
Rosetta
Welton
Non-Major Advisors
Q1 2020
YTD

Frontier Long/Short Commodity Fund Class 2A
Major Advisors Performance
Q1 2020 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Emil Van Essen
JE Moody
Rosetta
Welton
Non-Major Advisors
Q1 2020
YTD

Frontier Long/Short Commodity Fund Class 3
Major Advisors Performance
Q1 2020 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Emil Van Essen
JE Moody
Rosetta
Welton
Non-Major Advisors
Q1 2020
YTD

Frontier Long/Short Commodity Fund Class 3A
Major Advisors Performance
Q1 2020 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Emil Van Essen
JE Moody
Rosetta
Welton
Non-Major Advisors
Q1 2020
YTD

Six of the seven sectors traded in the Frontier Long/Short Commodity Fund were profitable in Q1 2020 and six of the seven were profitable YTD. Energies, Base Metals, Grains, Meats, Precious Metals, and Financials finished Q1 2020 positive while Softs finished negative for the quarter. Energies, Base Metals, Grains, Meats, Precious Metals, and Financials finished positive YTD. Softs were negative YTD.

In terms of major CTA performance, JE Moody and Welton finished positive for the quarter. Emil Van Essen and Rosetta were negative for the quarter.

In terms of YTD performance, JE Moody and Welton was positive YTD while Emil Van Essen and Rosetta were negative YTD.

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

Based on an analysis of the management fees charged to Frontier Long/Short Commodity Fund, the effective management fee rate of the Frontier Long/Short Commodity Fund was lower than the management fee rate otherwise payable to the Managing Owner. The effective management fee rate for the Series was calculated for the period covered by the Form 10-Q by dividing the aggregate management fees paid by such Series (whether directly to the Managing Owner, or as an embedded management fee paid to a third-party commodity trading advisor) by the aggregate assets on which such management fees were paid. For the quarter ended March 31, 2019, the effective management fee rate of the Frontier Long/Short Commodity Fund was 1.91%, compared to a management fee payable to the Managing Owner of 2.00%. For the quarter ended March 31, 2019, the management and incentive fees embedded in gains (losses) from trading companies owned by the Frontier Long/Short Commodity Fund was $3,583.

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

In terms of major CTA performance, Red Oak finished positive for the quarter. Emil Van Essen, JE Moody, Rosetta and Welton were negative for the quarter.

In terms of YTD performance, Red Oak was positive YTD while Emil Van Essen, JE Moody, Rosetta and Welton were negative YTD.

Frontier Balanced Fund

2020

The Frontier Balanced Fund—Class 1 NAV lost 26.62% and lost 2.33%, respectively, for the three months ended March 31, 2020 and 2019, net of fees and expenses; the Frontier Balanced Fund —Class 2 NAV lost 26.08% and lost 1.60%, respectively, for the three months ended March 31, 2020 and 2019, net of fees and expenses; the Frontier Balanced Fund —Class 2a NAV lost 26.06% and lost 1.62%, respectively, for the three months ended March 31, 2020 and 2019, net of fees and expenses; the Frontier Balanced Fund —Class 3a NAV lost 26.07% and lost 1.59%, respectively, for the three months ended March 31, 2020 and 2019, net of fees and expenses; the Frontier Balanced Fund —Class 1AP NAV lost 26.08% and lost 1.60% for the three months ended March 31, 2020 and 2019, net of fees and expenses.

For the three months ended March 31, 2020, the Frontier Balanced Fund recorded net loss on investments of $5,418,209 net investment loss of $324,508, and total expenses of $330,819, resulting in a net decrease in Owners’ capital from operations of $5,742,717. For the three months ended March 31, 2019, the Frontier Balanced Fund recorded net loss on investments of $273,490 net investment loss of $445,648, and total expenses of $457,008, resulting in a net decrease in Owners’ capital from operations of $719,138.

The NAV per Unit, Class 1, decreased from $117.23 as of December 31, 2019 to $86.02 at March 31, 2020. The NAV per Unit, Class 1AP, decreased from $137.81 as of December 31, 2019 to $101.87 at March 31, 2020. The NAV per Unit, Class 2, decreased from $185.82 as of December 31, 2019 to $137.37 at March 31, 2020. For Class 2a, the NAV per Unit decreased from $161.04 as of December 31, 2019 to $119.07 at March 31, 2020. For Class 3a, the NAV per Unit decreased from $160.50 as of December 31, 2019 to $118.66 at March 31, 2020. Total Class 1 subscriptions and redemptions for the three months were $0 and $854,782, respectively. Total Class 1AP subscriptions and redemptions for the three months were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the three months were $0 and $65,517, respectively. Total Class 2a subscriptions and redemptions for the three months were $0 and $0, respectively. Total Class 3a subscriptions and redemptions for the three months were $0 and $0, respectively. Ending capital at March 31, 2020, was $12,405,891 for Class 1, $176,344 for Class 1 AP, $2,438,379 for Class 2, $144,303 for Class 2a and $665,828 for Class 3a. Ending capital at December 31, 2019, was $17,797,600 for Class 1, $238,544 for Class 1 AP, $3,361,853 for Class 2, $195,181 for Class 2a and $900,583 for Class 3a.

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

Based on an analysis of the management fees charged to Frontier Balanced Fund, the effective management fee rate of the Frontier Balanced Fund was higher than the management fee rate otherwise payable to the Managing Owner. The effective management fee rate for the Series was calculated for the period covered by the Form 10-Q by dividing the aggregate management fees paid by such Series (whether directly to the Managing Owner, or as an embedded management fee paid to a third-party commodity trading advisor) by the aggregate assets on which such management fees were paid. For the quarter ended March 31, 2020, the effective management fee rate of the Frontier Balanced Fund was 0.56%, compared to a management fee payable to the Managing Owner of 0.50%. For the quarter ended March 31, 2020, the management and incentive fees embedded in gains (losses) from trading companies owned by the Frontier Balanced Fund was $26,677.

The Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Frontier Balanced Fund Class 1 Sector Attributions
Q1 2020 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2020
YTD

Frontier Balanced Fund Class 1AP Sector Attributions
Q1 2020 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2020
YTD

Frontier Balanced Fund Class 2 Sector Attributions
Q1 2020 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2020
YTD

Frontier Balanced Fund Class 2A Sector Attributions
Q1 2020 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2020
YTD

Frontier Balanced Fund Class 3A Sector Attributions
Q1 2020 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2020
YTD

Frontier Balanced Fund Class 1 Major Advisors Performance
Q1 2020 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
Aspect Capital Ltd
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Welton
Wimmer Horizon
Non-Major Advisors
Q1 2020
YTD

Frontier Balanced Fund Class 1AP Major Advisors Performance
Q1 2020 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
Aspect Capital Ltd
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Welton
Wimmer Horizon
Non-Major Advisors
Q1 2020
YTD

Frontier Balanced Fund Class 2 Major Advisors Performance
Q1 2020 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
Aspect Capital Ltd
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Welton
Wimmer Horizon
Non-Major Advisors
Q1 2020
YTD

Frontier Balanced Fund Class 2A Major Advisors Performance
Q1 2020 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
Aspect Capital Ltd
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Welton
Wimmer Horizon
Non-Major Advisors
Q1 2020
YTD

Frontier Balanced Fund Class 3A Major Advisors Performance
Q1 2020 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
Aspect Capital Ltd
Crabel
Emil Van Essen
Fort LP (GC)
H2O AM
QIM
Welton
Wimmer Horizon
Non-Major Advisors
Q1 2020
YTD

Four of the six sectors traded in the Frontier Balanced Fund were profitable in Q1 2020 and four of the six were profitable YTD. Metals, Energies, Agriculturals and Interest Rates were profitable for Q1 2020 while Currencies and Stock Indices finished negative for the quarter. Metals, Energies, Agriculturals and Interest Rates were positive YTD while Currencies and Stock Indices were negative YTD.

In terms of major CTA performance, Aspect Capital, Crabel, Welton and Wimmer Horizon finished positive for the quarter. Emil Van Essen, Fort LP (GC), H2O AM and Quantitative Investment Management were negative for the quarter.

Aspect Capital, Crabel, Welton and Wimmer Horizon were positive YTD while Emil Van Essen, Fort LP (GC), H2O AM and Quantitative Investment Management were negative YTD.

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

In terms of major CTA performance, Aspect Capital, Fort LP (GC), H2O AM and Wimmer Horizon finished positive for the quarter. Crabel, Emil Van Essen, Quantmetrics, Welton, Winton and Quantitative Investment Management were negative for the quarter.

Aspect Capital, Fort LP (GC), H2O AM and Wimmer Horizon were positive YTD while Crabel, Emil Van Essen, Quantmetrics, Welton, Winton and Quantitative Investment Management were negative YTD.

Frontier Select Fund

2020

The Frontier Select Fund—Class 1 NAV gained 1.39% and lost 0.91%, respectively, for the three months ended March 31, 2020 and 2019, net of fees and expenses; the Frontier Select Fund —Class 2 NAV gained 2.13% and lost 0.18% respectively for the three months ended March 31, 2020 and 2019, net of fees and expenses; the Frontier Select Fund—Class 1AP NAV gained 1.89% and lost 0.21%, respectively, for the three months ended March 31, 2020 and 2019.

For the three months ended March 31, 2020, the Frontier Select Fund recorded net gain on investments of $81,804, net investment loss of $37,115 and total expenses of $37,115, resulting in a net increase in Owners’ capital from operations of $44,689. For the three months ended March 31, 2019, the Frontier Select Fund recorded net gain on investments of $7,059, net investment loss of $48,137 and total expenses of $48,137, resulting in a net decrease in Owners’ capital from operations of $41,078.

The NAV per Unit, Class 1, increased from $66.56 as of December 31, 2019 to $67.48 at March 31, 2020. The NAV per Unit, Class 1AP, increased from $78.51 as of December 31, 2019 to $79.99 at March 31, 2020. The NAV per Unit, Class 2, increased from $103.94 as of December 31, 2019 to $106.15 at March 31, 2020. Total Class 1 subscriptions and redemptions for the three months ended March 31, 2020, were $0 and $162,985, respectively. Total Class 1AP subscriptions and redemptions for the three months ended March 31, 2019, were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the three months ended March 31, 2019, were $0 and $5,198, respectively. Ending capital, at March 31, 2020, was $2,594,384 for Class 1, $11,067 for Class 1AP, and $87,681 for Class 2. Ending capital, at December 31, 2019, was $2,715,051 for Class 1, $10,834 for Class 1AP, and $90,741 for Class 2

The Frontier Select Fund invests in one or more swaps. To the extent that the Series invests in a swap, the swap references an index, consisting of the performance realized on the trading program of one or more commodity trading advisors. Such performance is net of management fees and incentive fees paid to the underlying commodity trading advisor(s), brokerage fees and certain other related fees and charges, and therefore these fees are said to be embedded.

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

As of March 31, 2020, the management fee embedded in swaps owned by the Frontier Select Fund was 1.00% per annum, and the managing owner has waived the entire management fee due to it from the Frontier Select Fund in respect of the Frontier Select Fund’s investment in swaps. In each case, the embedded management fee is accrued on the relevant notional amount of the swap.

Based on an analysis of the management fees charged to Frontier Select Fund, the effective management fee rate of the Frontier Select Fund was lower than the management fee rate otherwise payable to the Managing Owner. The effective management fee rate for the Series was calculated for the period covered by the Form 10-Q by dividing the aggregate management fees paid by such Series (whether directly to the Managing Owner, or as an embedded management fee paid to a third-party commodity trading advisor) by the aggregate assets on which such management fees were paid. For the period ended March 31, 2020, the effective management fee rate of Frontier Select Fund was 1.74%, compared to a management fee payable to the Managing Owner of 2.50%. For the quarter ended March 31, 2020, the management and incentive fees embedded in gains (losses) from trading companies owned by Frontier Select Fund was $4,227.

The Frontier Select Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Frontier Select Fund Class 1 Sector Attributions
Q1 2020 and YTD
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2020
YTD

Frontier Select Fund Class 1AP Sector Attributions
Q1 2020 and YTD
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2020
YTD

Frontier Select Fund Class 2 Sector Attributions
Q1 2020 and YTD
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2020
YTD

Frontier Select Fund Class 1 Major Advisor Performance
Q1 2020 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Brevan Howard
Transtrend
Welton
Q1 2020
YTD

Frontier Select Fund Class 1AP Major Advisor Performance
Q1 2020 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Brevan Howard
Transtrend
Welton
Q1 2020
YTD

Frontier Select Fund Class 2 Major Advisor Performance
Q1 2020 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Brevan Howard
Transtrend
Welton
Q1 2020
YTD

Two of the six sectors traded in the Frontier Select Fund were profitable in Q1 2020 and two of the six were profitable YTD. Energies and Interest Rates were positive while Metals, Currencies, Stock Indices and Agriculturals were negative for the quarter. Energies and Interest Rates were profitable YTD while Metals, Currencies, Stock Indices and Agriculturals finished negative YTD.

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

As of March 31, 2019, the management fee embedded in swaps owned by the Frontier Select Fund was 1.00% per annum, and the managing owner has waived the entire management fee due to it from the Frontier Select Fund in respect of the Frontier Select Fund’s investment in swaps. In each case, the embedded management fee is accrued on the relevant notional amount of the swap.

Based on an analysis of the management fees charged to Frontier Select Fund, the effective management fee rate of the Frontier Select Fund was lower than the management fee rate otherwise payable to the Managing Owner. The effective management fee rate for the Series was calculated for the period covered by the Form 10-Q by dividing the aggregate management fees paid by such Series (whether directly to the Managing Owner, or as an embedded management fee paid to a third-party commodity trading advisor) by the aggregate assets on which such management fees were paid. For the period ended March 31, 2019, the effective management fee rate of the Frontier Select Fund was 2.24%, compared to a management fee payable to the Managing Owner of 2.50%. For the quarter ended March 31, 2019, the management and incentive fees embedded in gains (losses) from trading companies owned by the Frontier Select Fund was $4,337.

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

In terms of major CTA performance, Welton finished positive for the quarter while Brevan Howard and Transtrend finished the quarter negative. Welton, Brevan Howard and Transtrend finished the year negative.

Frontier Global Fund

2020

The Frontier Global Fund—Class 1 NAV gained 10.99% and gained 3.63%, respectively, for the three months ended March 31, 2020 and 2019, net of fees and expenses; the Frontier Global Fund—Class 2 NAV gained 11.83% and gained 4.43%, respectively, for the three months ended March 31, 2020 and 2019, net of fees and expenses; the Frontier Global Fund—Class 1AP NAV gained 12.08% and gained 4.39%, respectively, for the three months ended March 31, 2020 and 2019.

For the three months ended March 31, 2020, the Frontier Global Fund recorded net gain on investments of $559,705, net investment loss of $85,996, and total expenses of $85,996, resulting in a net increase in Owners’ capital from operations of $473,709. For the three months ended March 31, 2019, the Frontier Global Fund recorded net gain on investments of $355,477, net investment loss of $94,838, and total expenses of $94,838, resulting in a net increase in Owners’ capital from operations of $240,639.

The NAV per Unit, Class 1, increased from $131.52 at December 31, 2019 to $145.97 as of March 31, 2020. The NAV per Unit, Class 2, increased from $192.82 at December 31, 2019 to $215.64 as of March 31, 2020. The NAV per Unit, Class 1AP, increased from $154.43 at December 31, 2019 to $173.08 as of March 31, 2020. Total Class 1 subscriptions and redemptions for the period were $0 and $832,035, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $0, respectively. Total Class 1AP subscriptions and redemptions for the period were $0 and $0, respectively. Ending capital at March 31, 2020 was $4,069,172 for Class 1, $383,792 for Class 2 and $36,954 for Class 1AP. Ending capital at December 31, 2019 was $4,471,980 for Class 1, $343,217 for Class 2 and $33,047 for Class 1AP

Frontier Global Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Frontier Global Fund Class 1 Sector Attributions
Q1 2020 and YTD
30.00%
20.00%
10.00%
0.00%
-10.00%
-20.00%
-30.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2020
YTD

Frontier Global Fund Class 1AP Sector Attributions
Q1 2020 and YTD
30.00%
20.00%
10.00%
0.00%
-10.00%
-20.00%
-30.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2020
YTD

Frontier Global Fund Class 2 Sector Attributions
Q1 2020 and YTD
30.00%
20.00%
10.00%
0.00%
-10.00%
-20.00%
-30.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2020
YTD

Three of the six sectors traded in the Frontier Global Fund were profitable in Q1 2020 and three of the six were profitable YTD. Interest Rates, Metals and Energies were positive while Agriculturals, Currencies and Stock Indices were negative for the quarter Interest Rates, Metals and Energies were positive YTD while Agriculturals, Currencies and Stock Indices were negative YTD.

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

Frontier Heritage Fund

2020

The Frontier Heritage Fund—Class 1 NAV gained 17.09% and lost 0.15%, respectively, for the three months ended March 31, 2020 and 2019 net of fees and expenses; the Frontier Heritage Fund—Class 2 NAV gained 17.96% and gained 0.61%, respectively for the three months ended March 31, 2020 and 2019, net of fees and expenses; the Frontier Heritage Fund—Class 1AP NAV gained 18.59% and gained 0.60%, respectively, for the three months ended March 31, 2020 and 2019.

For the three months ended March 31, 2020, the Frontier Heritage Fund recorded net gain on investments of $627,072, net investment loss of $47,918, and total expenses of $47,918, resulting in a net increase in Owners’ capital from operations of $478,867, after non-controlling interests of $100,287. For the three months ended March 31, 2019, the Frontier Heritage Fund recorded net gain on investments of $22,807, net investment loss of $51,199, and total expenses of $51,199, resulting in a net decrease in Owners’ capital from operations of $28,392, after non-controlling interests of $24,336

The NAV per Unit, Class 1, increased from $97.54 as of December 31, 2019 to $114.21 at March 31, 2020. The NAV per Unit, Class 1AP, increased from $114.15 as of December 31, 2019 to $135.37 at March 31, 2020. The NAV per Unit, Class 2, increased from $153.59 as of December 31, 2019 to $181.17 at March 31, 2020. Total Class 1 subscriptions and redemptions for the three months were $0 and $64,241, respectively. Total Class 1AP subscriptions and redemptions for the three months were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the three months were $0 and $0, respectively. Ending capital, at March 31, 2020, was $2,614,943 for Class 1, $9,830 for Class 1AP and $615,866 for Class 2. Ending capital, at December 31, 2019, was $2,295,623 for Class 1, $8,333 for Class 1AP and $522,057 for Class 2

The Frontier Heritage Fund invests in one or more swaps. To the extent that the Series invests in a swap, the swap references an index, consisting of the performance realized on the trading program of one or more commodity trading advisors. Such performance is net of management fees and incentive fees paid to the underlying commodity trading advisor(s), brokerage fees and certain other related fees and charges, and therefore these fees are said to be embedded.

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

As of March 31, 2020, the management fee embedded in swaps owned by the Frontier Heritage Fund was 1.00% per annum, and the managing owner has waived the entire management fee due to it from the Frontier Heritage Fund in respect of the Frontier Heritage Fund’s investment in swaps. In each case, the embedded management fee is accrued on the relevant notional amount of the swap.

Based on an analysis of the management fees charged to Frontier Heritage Fund, the effective management fee rate of the Frontier Heritage Fund was lower than the management fee rate otherwise payable to the Managing Owner. The effective management fee rate for the Series was calculated for the period covered by the Form 10-Q by dividing the aggregate management fees paid by such Series (whether directly to the Managing Owner, or as an embedded management fee paid to a third-party commodity trading advisor) by the aggregate assets on which such management fees were paid. For the period ended March 31, 2020, the effective management fee rate of the Frontier Heritage Fund was 2.17%, compared to a management fee payable to the Managing Owner of 2.50%. For the quarter ended March 31, 2020, the management and incentive fees embedded in gains (losses) from trading companies owned by the Frontier Heritage Fund was $5,087.

The Frontier Heritage Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Frontier Heritage Fund Class 1 Sector Attributions
Q1 2020 and YTD
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2020
YTD

Frontier Heritage Fund Class 1AP Sector Attributions
Q1 2020 and YTD
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2020
YTD

Frontier Heritage Fund Class 2 Sector Attributions
Q1 2020 and YTD
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2020
YTD

Frontier Heritage Fund Class 1 Major Advisors Performance
Q1 2020 and YTD
10.00%
9.00%
8.00%
7.00%
6.00%
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
Aspect Capital Ltd
Brevan Howard
Welton
Q1 2020
YTD

Frontier Heritage Fund Class 1AP Major Advisors Performance
Q1 2020 and YTD
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
Aspect Capital Ltd
Brevan Howard
Welton
Q1 2020
YTD

Frontier Heritage Fund Class 2 Major Advisors Performance
Q1 2020 and YTD
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
Aspect Capital Ltd
Brevan Howard
Welton
Q1 2020
YTD

Four of the six sectors traded in the Frontier Heritage Fund were profitable in Q1 2020 and four of the six were profitable YTD. Energies, Currencies, Metals and Interest Rates were positive while Agriculturals and Stock Indices were negative for the quarter. Energies, Currencies, Metals and Interest Rates were profitable YTD while Agriculturals and Stock Indices finished negative YTD.

In terms of major CTA performance, Aspect Capital, Brevan Howard and Welton were positive for Q1 while no CTA’s were negative for the quarter. Aspect Capital, Brevan Howard and Welton were positive YTD while no CTA’s were negative YTD.

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

As of March 31, 2019, the management fee embedded in swaps owned by the Frontier Heritage Fund was 1.00% per annum, and the managing owner has waived the entire management fee due to it from the Frontier Heritage Fund in respect of the Frontier Heritage Fund’s investment in swaps. In each case, the embedded management fee is accrued on the relevant notional amount of the swap.

Based on an analysis of the management fees charged to Frontier Heritage Fund, the effective management fee rate of the Frontier Heritage Fund was lower than the management fee rate otherwise payable to the Managing Owner. The effective management fee rate for the Series was calculated for the period covered by the Form 10-Q by dividing the aggregate management fees paid by such Series (whether directly to the Managing Owner, or as an embedded management fee paid to a third-party commodity trading advisor) by the aggregate assets on which such management fees were paid. For the period ended March 31, 2019, the effective management fee rate of the Frontier Heritage Fund was 2.22%, compared to a management fee payable to the Managing Owner of 2.50%. For the quarter ended March 31, 2019, the management and incentive fees embedded in gains (losses) from trading companies owned by the Frontier Heritage Fund was $4,605

The Frontier Heritage Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Two of the six sectors traded in the Frontier Heritage Fund were profitable in Q1 2019 and two of the six were profitable YTD. Agriculturals and Interest Rates were positive while Energies, Currencies, Metals and Stock Indices were negative for the quarter. Agriculturals and Interest Rates were profitable YTD while Energies, Currencies, Metals and Stock Indices finished negative YTD.

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

Value at Risk by Market Sectors

The following tables present the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of March 31, 2020 and December 31, 2019. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

DOMESTIC EXPOSURE

Frontier Diversified Fund:

	March 31, 2020		December 31, 2019
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
MARKET SECTOR	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION

Interest Rates	$4,742,032	57.46%	$6,384,583	53.21%
Currencies	-	0.00%	-	0.00%
Stock Indices	-	0.00%	-	0.00%
Metals	-	0.00%	-	0.00%
Agriculturals/Softs	-	0.00%	-	0.00%
Energy	-	0.00%	-	0.00%
Total:	$4,742,032	57.46%	$6,384,583	53.21%

Frontier Long/Short Commodity Fund:

	March 31, 2020		December 31, 2019
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$613,963	42.69%	$362,521	27.17%
Currencies	-	0.00%	-	0.00%
Stock Indices	-	0.00%	-	0.00%
Metals	-	0.00%	-	0.00%
Agriculturals/Softs	-	0.00%	-	0.00%
Energy	-	0.00%	-	0.00%
Total:	$613,963	42.69%	$362,521	27.17%

Frontier Masters Fund:

	March 31, 2020		December 31, 2019
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$-	0.00%	$-	0.00%
Currencies	-	0.00%	-	0.00%
Stock Indices	-	0.00%	-	0.00%
Metals	-	0.00%	-	0.00%
Agriculturals/Softs	-	0.00%	-	0.00%
Energy	-	0.00%	-	0.00%
Total:	$-	0.00%	$-	0.00%

Frontier Balanced Fund:

	March 31, 2020		December 31, 2019
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$7,285,942	46.02%	$11,944,754	53.10%
Currencies	80,928	0.51%	1,025,862	4.56%
Stock Indices	-	0.00%	21,385	0.10%
Metals	53,568	0.34%	55,303	0.25%
Agriculturals/Softs	-	0.00%	28,927	0.13%
Energy	-	0.00%	4,115	0.02%
Total:	$7,420,438	46.87%	$13,080,345	58.15%

Frontier Select Fund:

	March 31, 2020		December 31, 2019
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$1,500,501	55.72%	$1,400,214	49.71%
Currencies	-	0.00%	-	0.00%
Stock Indices	-	0.00%	-	0.00%
Metals	-	0.00%	-	0.00%
Agriculturals/Softs	-	0.00%	-	0.00%
Energy	-	0.00%	-	0.00%
Total:	$1,500,501	55.72%	$1,400,214	49.71%

Frontier Global Fund:

	March 31, 2020		December 31, 2019
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$-	0.00%	$-	0.00%
Currencies	-	0.00%	-	0.00%
Stock Indices	-	0.00%	-	0.00%
Metals	-	0.00%	-	0.00%
Agriculturals/Softs	-	0.00%	-	0.00%
Energy	-	0.00%	-	0.00%
Total:	$-	0.00%	$-	0.00%

Frontier Heritage Fund:

	March 31, 2020		December 31, 2019
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$1,594,354	41.74%	$1,487,795	45.02%
Currencies	-	0.00%	-	0.00%
Stock Indices	-	0.00%	-	0.00%
Metals	-	0.00%	-	0.00%
Agriculturals/Softs	-	0.00%	-	0.00%
Energy	-	0.00%	-	0.00%
Total:	$1,594,354	41.74%	$1,487,795	45.02%

As of December 31, 2019, portions of the assets of the Frontier Balanced Fund, Frontier Diversified Fund, Frontier Long/Short Commodity Fund, Frontier Select Fund (through its investment in an unconsolidated trading company) and Frontier Heritage Fund are invested in swap contracts (Please refer to Note 4 in the Series Financial Statements). Margin information is not available for these contracts therefore no value at risk calculations were included in the table for these investments.

Value at Risk: Foreign Markets

The following tables present the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of March 31, 2020 and December 31, 2019. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

FOREIGN EXPOSURE

Frontier Diversified Fund

	March 31, 2020		December 31, 2019
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$-	0.00%	$-	0.00%
Currencies	-	0.00%	-	0.00%
Stock Indices	-	0.00%	-	0.00%
Metals	-	0.00%	-	0.00%
Agriculturals/Softs	-	0.00%	-	0.00%
Energy	-	0.00%	-	0.00%
Total:	$-	0.00%	$-	0.00%

Frontier Long/Short Commodity Fund

	March 31, 2020		December 31, 2019
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$-	0.00%	$-	0.00%
Currencies	-	0.00%	-	0.00%
Stock Indices	-	0.00%	-	0.00%
Metals	-	0.00%	-	0.00%
Agriculturals/Softs	-	0.00%	-	0.00%
Energy	-	0.00%	-	0.00%
Total:	$-	0.00%	$-	0.00%

Frontier Masters Fund

	March 31, 2020		December 31, 2019
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$-	0.00%	$-	0.00%
Currencies	-	0.00%	-	0.00%
Stock Indices	-	0.00%	-	0.00%
Metals	-	0.00%	-	0.00%
Agriculturals/Softs	-	0.00%	-	0.00%
Energy	-	0.00%	-	0.00%
Total:	$-	0.00%	$-	0.00%

Frontier Balanced Fund:

	March 31, 2020		December 31, 2019
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$-	0.00%	$13,440	0.06%
Currencies	-	0.00%	-	0.00%
Stock Indices	-	0.00%	30,900	0.14%
Metals	-	0.00%	-	0.00%
Agriculturals/Softs	-	0.00%	709	0.00%
Energy	-	0.00%	-	0.00%
Total:	$-	0.00%	$45,049	0.20%

Frontier Select Fund:

	March 31, 2020		December 31, 2019
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$-	0.00%	$-	0.00%
Currencies	-	0.00%	-	0.00%
Stock Indices	-	0.00%	-	0.00%
Metals	-	0.00%	-	0.00%
Agriculturals/Softs	-	0.00%	-	0.00%
Energy	-	0.00%	-	0.00%
Total:	$-	0.00%	$-	0.00%

Frontier Global Fund:

	March 31, 2020		December 31, 2019
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$-	0.00%	$-	0.00%
Currencies	-	0.00%	-	0.00%
Stock Indices	-	0.00%	-	0.00%
Metals	-	0.00%	-	0.00%
Agriculturals/Softs	-	0.00%	-	0.00%
Energy	-	0.00%	-	0.00%
Total:	$-	0.00%	$-	0.00%

Frontier Heritage Fund:

	March 31, 2020		December 31, 2019
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$-	0.00%	$-	0.00%
Currencies	-	0.00%	-	0.00%
Stock Indices	-	0.00%	-	0.00%
Metals	-	0.00%	-	0.00%
Agriculturals/Softs	-	0.00%	-	0.00%
Energy	-	0.00%	-	0.00%
Total:	$-	0.00%	$-	0.00%

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of March 31, 2020, by market sector.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chairman and Chief Financial Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), for the Trust and each Series as of March 31, 2020 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can only provide reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

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

Management assessed the effectiveness of the internal control over financial reporting for the Trust and each Series as of March 31, 2020, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 report entitled Internal Control-Integrated Framework.

Based on that assessment, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that the Trust did not maintain effective internal control over financial reporting as of March 31, 2020 as a result of the material weaknesses described below:

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

Scope of Exhibit 31 Certifications

The certifications of the Chief Executive Officer and Chief Financial Officer of the Managing Owner included respectively as Exhibits 31.1 and 31.2 to this Form 10-Q applies not only to the Trust as a whole but also to each Series individually.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no material legal proceedings pending against the Trust, or any of the Series.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Trust’s annual report on Form 10-K for the fiscal year ended December 31, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding the sale of unregistered Units by the Trust for the three months ended March 31, 2020. The number of Units listed below for each transaction is the aggregate number of Units in the particular Series of the Trust purchased in such transaction. The consideration listed below for each transaction is, except as otherwise noted, the aggregate amount of cash paid for the Units purchased. For each transaction reported below, the price per Unit was NAV per Unit at the time of the transaction and the Managing Owner of the Trust was the purchaser of the Units. No underwriting discount or sales commission was paid or received with respect to any of the transactions reported below. The Trust claims an exemption from registration of each of the transactions listed below under Section 4(a)(2) of the Securities Act of 1933, as amended, as a sale by an issuer not involving a public offering.

SERIES	DATE	UNITS	CONSIDERATION
NONE

One hundred percent of the offering proceeds from the sale of Units are initially available for the Series’ trading activities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

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

Frontier Funds
(Registrant)

Date: May 15, 2020	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: May 15, 2020	By:	/s/ Patrick F. Hart III
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Balanced Fund,
a Series of Frontier Funds
(Registrant)

Date: May 15, 2020	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: May 15, 2020	By:	/s/ Patrick F. Hart III
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Heritage Fund,
a Series of Frontier Funds
(Registrant)

Date: May 15, 2020	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: May 15, 2020	By:	/s/ Patrick F. Hart III
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Global Fund
a Series of Frontier Funds
(Registrant)

Date: May 15, 2020	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: May 15, 2020	By:	/s/ Patrick F. Hart III
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Select Fund,
a Series of Frontier Funds (Registrant)

Date: May 15, 2020	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: May 15, 2020	By:	/s/ Patrick F. Hart III
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Long/Short Commodity Fund, a Series of Frontier Funds (Registrant)

Date: May 15, 2020	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: May 15, 2020	By:	/s/ Patrick F. Hart III
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Diversified Fund,
a Series of Frontier Funds
(Registrant)

Date: May 15, 2020	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: May 15, 2020	By:	/s/ Patrick F. Hart III
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Masters Fund,
a Series of Frontier Funds
(Registrant)

Date: May 15, 2020	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: May 15, 2020	By:	/s/ Patrick F. Hart III
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds