Form 10-Q
period 2020-06-30
Frontier Funds; Frontier Long/Short Commodity Fund; Frontier Select Fund; Frontier Global Fund; Frontier Heritage Fund; Frontier Balanced Fund; Frontier Masters Fund; Frontier Diversified Fund
filed 2020-08-13
CIK 1261379, 1389128, 1389125, 1389124, 1389123, 1389122, 1450722, 1450720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF JUNE 30, 2020, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

ii

PART I. FINANCIAL INFORMATION

Item 1.	Series Financial Statements

The Series of Frontier Funds

Statements of Financial Condition

June 30, 2020 (Unaudited) and December 31, 2019

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	6/30/2020	12/31/2019	6/30/2020	12/31/2019	6/30/2020	12/31/2019
ASSETS
Cash and cash equivalents	$198,442	$56,263	$49,840	$25,639	$79,502	$34,272
U.S. Treasury securities, at fair value	113,957	99,605	28,621	45,391	45,654	60,673
Swap contracts, at fair value	4,629,556	6,384,583	-	-	582,519	362,521
Investments in private investment companies, at fair value	5,217,961	9,305,733	1,460,176	2,198,997	670,153	986,757
Investments in unconsolidated trading companies, at fair value	16,057	24,150	4,033	11,005	6,433	14,711
Interest receivable	370	2,027	93	924	197	1,296
Receivable from related parties	11,453	11,453	-	-	-	-
Redemptions receivable from private investment companies	235,089	171,906	97,546	-	39,796	-
Other assets	7,225	5,700	109	-	173	-

Total Assets	$10,430,110	$16,061,420	$1,640,418	$2,281,956	$1,424,427	$1,460,230

LIABILITIES & CAPITAL

LIABILITIES
Redemptions payable	$80,730	$-	$-	$-	$-	$6,585
Service fees payable to Managing Owner	702	3,392	142	204	-	-
Trading fees payable to Managing Owner	16,024	35,877	8,085	11,673	2,426	3,468
Advance on unrealized swap appreciation	4,000,000	4,000,000	-	-	115,000	115,000
Subscriptions in advance for service fee rebates	22,649	22,531	31,725	31,541	353	220
Other liabilities	-	-	-	499	-	667

Total Liabilities	4,120,105	4,061,800	39,952	43,917	117,779	125,940

CAPITAL
Managing Owner - Class 2	2,235	3,023	10,347	13,043	4,620	4,530
Managing Owner - Class 2a	-	-	-	-	8,003	7,861
Managing Owner - Class 3	75,360	115,933	7,962	9,228	-	-
Managing Owner - Class 3a	-	-	-	-	1,012	993
Limited Owner - Class 1	186,800	1,303,195	10,929	12,794	-	-
Limited Owner - Class 1a	-	-	-	-	11,552	11,447
Limited Owner - Class 2	1,965,497	5,597,828	600,130	837,765	35,806	36,515
Limited Owner - Class 2a	-	-	-	-	75,299	73,965
Limited Owner - Class 3	4,080,113	4,979,641	971,099	1,365,209	961,500	991,828
Limited Owner - Class 3a	-	-	-	-	208,855	207,151

Total Owners’ Capital	6,310,005	11,999,620	1,600,467	2,238,039	1,306,647	1,334,290

Non-Controlling Interests	-	-	-	-	-	-

Total Capital	6,310,005	11,999,620	1,600,467	2,238,039	1,306,647	1,334,290

Total Liabilities and Capital	$10,430,110	$16,061,420	$1,640,419	$2,281,956	$1,424,426	$1,460,230

Units Outstanding
Class 1	2,521	12,890	177	177	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	259	259
Class 2	21,892	46,067	8,126	9,759	485	503
Class 2a	N/A	N/A	N/A	N/A	1,557	1,557
Class 3	49,416	44,853	13,875	16,806	11,007	11,581
Class 3a	N/A	N/A	N/A	N/A	3,722	3,763

Net Asset Value per Unit
Class 1	$74.09	$101.10	$61.92	$72.28	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	$44.58	$44.20
Class 2	$89.88	$121.58	$75.13	$87.18	$83.27	$81.60
Class 2a	N/A	N/A	N/A	N/A	$53.49	$52.55
Class 3	$84.09	$113.61	$70.56	$81.78	$87.35	$85.64
Class 3a	N/A	N/A	N/A	N/A	$56.38	$55.31

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Financial Condition

June 30, 2020 (Unaudited) and December 31, 2019

	Frontier Balanced Fund		Frontier Select Fund
	6/30/2020	12/31/2019	6/30/2020	12/31/2019
ASSETS
Cash and cash equivalents	$230,915	$118,506	$913	$61,345
U.S. Treasury securities, at fair value	132,605	209,799	524	108,603
Open trade equity, at fair value	-	116,184	-	-
Receivable from futures commission merchants	623,534	2,526,242	-	-
Swap contracts, at fair value	7,488,340	11,944,753	-	-
Investments in private investment companies, at fair value	11,417,167	13,809,892	1,769,871	2,184,240
Investments in unconsolidated trading companies, at fair value	18,685	50,867	74	505,355
Interest receivable	430	4,270	2	2,268
Redemptions receivable from private investment companies	214,761	380,111	194,548	-
Other assets	1,194	-	-	-

Total Assets	$20,127,631	$29,160,624	$1,965,932	$2,861,811

LIABILITIES & CAPITAL

LIABILITIES
Open trade deficit, at fair value	$8,117	$-	$-	$-
Redemptions payable	-	39,059	12,923	6,875
Management fees payable to Managing Owner	8,823	8,795	-	-
Interest payable to Managing Owner	552	105	153	-
Service fees payable to Managing Owner	23,719	41,635	5,173	6,906
Trading fees payable to Managing Owner	44,493	70,179	3,686	6,000
Risk analysis fees payable	8,520	8,465	-	-
Advance on unrealized swap appreciation	6,176,555	6,176,555	-	-
Subscriptions in advance for service fee rebates	335,700	319,698	18,431	16,895
Other liabilities	-	2,372	7,311	8,509

Total Liabilities	6,606,479	6,666,863	47,677	45,185

CAPITAL
Managing Owner - Class 2	50,180	73,748	24,504	29,831
Managing Owner - Class 2a	94,536	151,133	-	-
Limited Owner - Class 1	10,514,816	17,797,600	1,831,525	2,715,051
Limited Owner - Class 1AP	162,312	238,544	10,086	10,834
Limited Owner - Class 2	2,096,307	3,288,105	52,140	60,910
Limited Owner - Class 2a	29,979	44,048	-	-
Limited Owner - Class 3a	573,021	900,583	-	-

Total Owners’ Capital	13,521,152	22,493,761	1,918,255	2,816,626

Non-Controlling Interests	-	-	-	-

Total Capital	13,521,152	22,493,761	1,918,255	2,816,626

Total Liabilities and Capital	$20,127,631	$29,160,624	$1,965,932	$2,861,811

Units Outstanding
Class 1	133,798	151,814	30,003	40,793
Class 1AP	1,731	1,731	138	138
Class 2	16,977	18,092	792	873
Class 2a	1,136	1,212	N/A	N/A
Class 3a	5,246	5,611	N/A	N/A

Net Asset Value per Unit
Class 1	$78.59	$117.23	$61.04	$66.56
Class 1AP	$93.76	$137.81	$72.90	$78.51
Class 2	$126.44	$185.82	$96.75	$103.94
Class 2a	$109.61	$161.04	N/A	N/A
Class 3a	$109.24	$160.50	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Financial Condition

June 30, 2020 (Unaudited) and December 31, 2019

	Frontier Global Fund		Frontier Heritage Fund
	6/30/2020	12/31/2019	6/30/2020	12/31/2019
ASSETS
Cash and cash equivalents	$40,280	$27,532	$457,313	$44,011
U.S. Treasury securities, at fair value	23,131	48,741	262,615	77,916
Swap contracts, at fair value	-	-	-	2,888,008
Investments in private investment companies, at fair value	3,601,923	5,022,967	2,020,602	2,259,678
Investments in unconsolidated trading companies, at fair value	3,259	11,818	37,004	18,891
Interest receivable	75	992	852	1,586
Redemptions receivable from private investment companies	103,858	-	27,205	-
Other assets	-	-	364	-

Total Assets	$3,772,526	$5,112,050	$2,805,955	$5,290,090

LIABILITIES & CAPITAL

LIABILITIES
Redemptions payable	$-	$71,379	$-	$9,735
Interest payable to Managing Owner	166	56	705	166
Service fees payable to Managing Owner	7,879	11,263	4,932	5,362
Trading fees payable to Managing Owner	15,665	22,540	7,981	11,170
Advance on unrealized swap appreciation	-	-	-	1,900,000
Subscriptions in advance for service fee rebates	152,714	150,025	60,428	57,132
Other liabilities	7,915	8,543	-	1,488

Total Liabilities	184,339	263,806	74,046	1,985,053

CAPITAL
Managing Owner - Class 2	37,458	50,058	27,835	28,593
Limited Owner - Class 1	3,349,676	4,471,980	2,200,107	2,295,623
Limited Owner - Class 1AP	31,034	33,047	8,369	8,333
Limited Owner - Class 2	170,019	293,159	495,598	493,464

Total Owners’ Capital	3,588,187	4,848,244	2,731,909	2,826,013

Non-Controlling Interests	-	-	-	479,024

Total Capital	3,588,187	4,848,244	2,731,909	3,305,037

Total Liabilities and Capital	$3,772,526	$5,112,050	$2,805,955	$5,290,090

Units Outstanding
Class 1	27,529	34,003	22,797	23,536
Class 1AP	214	214	73	73
Class 2	1,146	1,780	3,394	3,399

Net Asset Value per Unit
Class 1	$121.68	$131.52	$96.51	$97.54
Class 1AP	$145.35	$154.43	$115.25	$114.15
Class 2	$181.09	$192.82	$154.24	$153.59

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

June 30, 2020 (Unaudited)

Frontier Diversified Fund	Frontier Masters Fund	Frontier Long/Short Commodity Fund
% of Total Capital	% of Total Capital	% of Total Capital
Description	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)
SWAPS (1)
Frontier XXXV Diversified select swap (U.S.)	$4,629,556	73.37%	$-	-	$-	0.00%
Frontier XXXVII L/S select swap (U.S.)	-	-	-	-	582,519	44.58%
Total Swaps	$4,629,556	73.37%	$-	-	$582,519	44.58%

PRIVATE INVESTMENT COMPANIES (3)
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	1,150,789	18.24%	299,407	18.71%	-	0.00%
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	932,662	14.78%	-	0.00%	-	0.00%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	455,518	7.22%	-	0.00%	-	0.00%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	508,775	8.06%	-	0.00%	-	0.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	1,253,101	19.86%	894,595	55.90%	-	0.00%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	897,185	14.22%	266,174	16.63%	313,961	24.03%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	19,930	0.32%	-	-	356,192	27.26%

Total Private Investment Companies	$5,217,960	82.70%	$1,460,176	91.24%	$670,153	51.29%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (3)
Frontier Trading Company XXXVIII, LLC	$16,057	0.25%	$4,033	0.25%	$6,433	0.49%
Total Investment in Unconsolidated Trading Companies	$16,057	0.25%	$4,033	0.25%	$6,433	0.49%

U.S. TREASURY SECURITIES (2)
FACE VALUE	Fair Value	Fair Value	Fair Value
$455,000	US Treasury Note 6.875% due 08/15/2025 (Cost $607,104)	$113,957	1.81%	$28,621	1.79%	$45,654	3.49%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value	Face Value
US Treasury Note 6.875% due 08/15/2025 (2)	$85,404	$21,450	$34,216

Additional Disclosure on U.S. Treasury Securities	Cost	Cost	Cost
US Treasury Note 6.875% due 08/15/2025 (2)	$113,956	$28,621	$45,654

(1)	See Note 4 to the Financial Statements.
(2)	See Note 2 to the Financial Statements.
(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

June 30, 2020 (Unaudited)

Frontier	Frontier
Balanced Fund	Select Fund
% of Total Capital	% of Total Capital
Description	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)
LONG FUTURES CONTRACTS*
Various agriculture futures contracts (U.S.)	$(7,800)	-0.06%	-	0.00%
Various currency futures contracts (Oceanic)	19,850	0.15%	-	0.00%
Various interest rates futures contracts (Europe)	269,732	1.99%	-	0.00%
Various precious metal futures contracts (U.S.)	21,400	0.16%	-	0.00%
Various soft futures contracts (U.S.)	4,085	0.03%	-	0.00%
Various stock index futures contracts (Europe)	(12,328)	-0.09%	-	0.00%
0.00%	0.00%
Total Long Futures Contracts	$294,939	2.18%	$-	0.00%
SHORT FUTURES CONTRACTS*
Various agriculture futures contracts (U.S.)	810	0.01%	-	0.00%
Various currency futures contracts (Oceanic)	(37,497)	-0.28%	-	0.00%
Various energy futures contracts (U.S.)	(1,540)	-0.01%	-	0.00%
Various interest rates futures contracts (Europe)	(218,579)	-1.62%	-	0.00%
Various currency futures contracts (U.S.)	(2,213)	-0.02%	-	0.00%
Various precious metal futures contracts (U.S.)	(56,407)	-0.42%	-	0.00%
Various soft futures contracts (U.S.)	(6,590)	-0.05%	-	0.00%
Various stock index futures contracts (Europe)	(2,789)	-0.02%	-	0.00%
0.00%	0.00%
Total Short Futures Contracts	$(324,805)	-2.41%	$-	0.00%
CURRENCY FORWARDS*
Various currency forwards contracts (NA)	$21,749	0.16%	$-	0.00%
Total Open Trade Equity (Deficit)	$(8,117)	-0.07%	$-	0.00%

SWAP (1)
Frontier XXXIV Balanced select swap (U.S.)	$7,488,340	55.38%	$-	0.00%
Total Swap	$7,488,340	55.38%	$-	0.00%

PRIVATE INVESTMENT COMPANIES (3)
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	$2,002,195	14.81%	$947,841	49.41%
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	2,350,342	17.38%	-	0.00%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	1,430,029	10.58%	-	0.00%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	731,830	5.41%	-	0.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	2,153,396	15.93%	-	0.00%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	2,716,938	20.09%	822,030	42.85%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	32,437	0.24%	-	0.00%
Total Private Investment Companies	$11,417,167	84.44%	$1,769,871	92.26%

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
Frontier Trading Company XXXVIII, LLC	$18,685	0.14%	$74	0.00%
Total Investment in Unconsolidated Trading Companies	$18,685	0.14%	$74	0.00%

U.S. TREASURY SECURITIES (2)
FACE VALUE	Fair Value	Fair Value
$455,000	US Treasury Note 6.875% due 08/15/2025 (Cost $607,104)	$132,605	0.98%	$524	0.03%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value
US Treasury Note 6.875% due 08/15/2025 (2)	$99,381	$393

Additional Disclosure on U.S. Treasury Securities	Cost	Cost
US Treasury Note 6.875% due 08/15/2025 (2)	$132,604	$524

*	Except for those items disclosed, no individual futures, or forwards position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Note 4 to the Financial Statements.
(2)	See Note 2 to the Financial Statements.
(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

June 30, 2020 (Unaudited)

Frontier	Frontier
Global Fund	Heritage Fund
% of Total Capital	% of Total Capital
Description	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$3,601,923	100.38%	$1,198,572	43.87%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	-	-	822,030	30.09%
Total Private Investment Companies	$3,601,923	100.38%	$2,020,602	73.96%

INVESTMENT IN UNCONSOLIDATED COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$3,259	0.09%	$37,004	1.35%
Total Investment in Unconsolidated Trading Companies	$3,259	0.09%	$37,004	1.35%

U.S. TREASURY SECURITIES (1)
FACE VALUE	Fair Value	Fair Value
$455,000	US Treasury Note 6.875% due 08/15/2025 (Cost $607,104)	$23,131	0.64%	$262,615	9.61%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value
US Treasury Note 6.875% due 08/15/2025 (1)	$17,336	$196,819

Additional Disclosure on U.S. Treasury Securities	Cost	Cost
US Treasury Note 6.875% due 08/15/2025 (1)	$23,131	$262,614

(1)	See Note 2 to the Financial Statements.
(2)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

December 31, 2019

Frontier Diversified Fund	Frontier Masters Fund	Frontier Long/Short Commodity Fund
% of Total Capital	% of Total Capital	% of Total Capital
Description	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)
SWAPS (1)
Frontier XXXV Diversified select swap (U.S.)	$6,384,583	101.18%	$-	-	$-	-
Frontier XXXVII L/S select swap (U.S.)	-	-	-	-	362,521	27.74%
Total Swaps	$6,384,583	101.18%	$-	-	$362,521	27.74%

PRIVATE INVESTMENT COMPANIES (3)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	$494,968	7.84%	$210,013	13.12%	$111,013	8.50%
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	1,267,090	20.08%	-	-	-	-
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	2,031,482	32.19%	-	-	-	-
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	1,460,173	23.14%	-	-	-	-
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	499,551	7.92%	-	-	-	-
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	1,827,263	28.96%	1,049,575	65.58%	-	-
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	1,549,720	24.56%	466,988	29.18%	343,834	26.31%
Galaxy Plus Fund - TT Feeder Fund (531) LLC	-	472,421	29.52%	-	-
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	175,486	2.78%	-	531,910	40.71%
Total Private Investment Companies	$9,305,733	147.47%	$2,198,997	137.40%	$986,757	75.52%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (3)
Frontier Trading Company XXXVIII, LLC	$24,150	0.38%	$11,005	0.69%	$14,711	1.13%
Total Investment in Unconsolidated Trading Companies	$24,150	0.38%	$11,005	0.69%	$14,711	1.13%

U.S. TREASURY SECURITIES (2) FACE VALUE	Fair Value	Fair Value	Fair Value
$510,000	US Treasury Note 6.875% due 08/15/2025 (Cost $652,026)	$99,605	1.58%	$45,391	2.84%	$60,673	4.64%
$99,605	1.58%	$45,391	2.84%	$60,673	4.64%

Additional Disclosure on U.S. Treasury Securities	Face Value	Fair Value	Face Value
US Treasury Note 6.875% due 08/15/2025 (2)	$78,065	$35,575	$47,552
$78,065	$35,575	$47,552

Additional Disclosure on U.S. Treasury Securities	Cost	Cost	Cost
US Treasury Note 6.875% due 08/15/2025 (2)	$99,804	$45,482	$60,794
$99,804	$45,482	$60,794

(1)	See Note 4 to the Financial Statements.
(2)	See Note 2 to the Financial Statements.
(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

December 31, 2019

Frontier	Frontier
Balanced Fund	Select Fund
% of Total Capital	% of Total Capital
Description	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)
LONG FUTURES CONTRACTS*
Various agriculture futures contracts (U.S.)	$22,437	0.17%	$-	0.00%
Various base metals futures contracts (U.S.)	(3,344)	-0.02%	-	0.00%
Various energy futures contracts (U.S.)	(735)	-0.01%	-	0.00%
Various interest rates futures contracts (Europe)	(2,763)	-0.02%	-	0.00%
Various precious metal futures contracts (U.S.)	45,590	0.34%	-	0.00%
Various soft futures contracts (Far East)	709	0.01%	-	0.00%
Various soft futures contracts (U.S.)	1,740	0.01%	-	0.00%
Various stock index futures contracts (Europe)	(2,506)	-0.02%	-	0.00%
Various stock index futures contracts (Far East)	(7,157)	-0.05%	-	0.00%
Various stock index futures contracts (Oceanic)	(21,237)	-0.16%	-	0.00%
Various stock index futures contracts (U.S.)	21,385	0.16%	-	0.00%
Total Long Futures Contracts	$54,119	0.41%	$-	0.00%
SHORT FUTURES CONTRACTS*
Various agriculture futures contracts (U.S.)	$(1,410)	-0.01%	$-	0.00%
Various base metals futures contracts (U.S.)	(6,369)	-0.05%	-	0.00%
Various energy futures contracts (U.S.)	3,380	0.02%	-	0.00%
Various interest rates futures contracts (Europe)	9,573	0.07%	-	0.00%
Various interest rates futures contracts (Far East)	1,104	0.01%	-	0.00%
Various soft futures contracts (U.S.)	(3,340)	-0.02%	-	0.00%
Total Short Futures Contracts	$2,938	0.01%	$-	0.00%
CURRENCY FORWARDS*
Various currency forwards contracts (NA)	$59,127	0.44%	$-	0.00%
Total Currency Forwards	$59,127	0.44%	$-	0.00%
Total Open Trade Equity (Deficit)	$116,184	0.86%	$-	0.00%

SWAP (1)
Frontier XXXIV Balanced select swap (U.S.)	$11,944,753	88.34%	$-	-
Total Swap	$11,944,753	88.34%	$-	-

PRIVATE INVESTMENT COMPANIES (3)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	$668,428	4.94%	$-	0.00%
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	1,913,873	14.15%	-	0.00%
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	2,589,148	19.15%	-	0.00%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	2,556,118	18.90%	-	0.00%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	533,194	3.94%	-	0.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	2,679,197	19.81%	-	0.00%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	2,583,294	19.11%	835,386	43.55%
Galaxy Plus Fund - TT Feeder Fund (531) LLC	-	0.00%	1,348,854	70.32%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	286,640	2.12%	-	0.00%
Total Private Investment Companies	$13,809,892	102.14%	$2,184,240	113.87%

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
Frontier Trading Company XXXVIII, LLC	$50,867	0.38%	$26,331	1.37%
Frontier Trading Company XXXIX, LLC	-	-	479,024	24.97%
Total Investment in Unconsolidated Trading Companies	$50,867	0.38%	$505,355	26.34%

U.S. TREASURY SECURITIES (2)
FACE VALUE	Fair Value	Fair Value
$510,000	US Treasury Note 6.875% due 08/15/2025 (Cost $652,026)	$209,799	1.55%	$108,603	5.66%
$209,799	1.55%	$108,603	5.66%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value
US Treasury Note 6.875% due 08/15/2025 (2)	$164,427	$85,116
$164,427	$85,116

Additional Disclosure on U.S. Treasury Securities	Cost	Cost
US Treasury Note 6.875% due 08/15/2025 (2)	$210,217	$108,820
$210,217	$108,820

*	Except for those items disclosed, no individual futures, or forwards position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Note 4 to the Financial Statements.
(2)	See Note 2 to the Financial Statements.
(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

December 31, 2019

Frontier Global Fund (Formerly Winton Fund)	Frontier Heritage Fund
% of Total Capital	% of Total Capital
Description	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)
SWAP (1)
Frontier Brevan Howard swap (U.S.)	$-	-	$2,888,008	18.14%
Total Swap	$-	-	$2,888,008	18.14%

PRIVATE INVESTMENT COMPANIES (3)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	$-	-	$786,246	27.82%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	5,022,967	139.99%	1,473,432	52.14%
Total Private Investment Companies	$5,022,967	139.99%	$2,259,678	79.96%

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
Frontier Trading Company XXXVIII, LLC	$11,818	0.33%	$18,891	0.67%
Total Investment in Unconsolidated Trading Companies	$11,818	0.33%	$18,891	0.67%

U.S. TREASURY SECURITIES (2)
FACE VALUE	Fair Value	Fair Value
$510,000	US Treasury Note 6.875% due 08/15/2025 (Cost $652,026)	$48,741	1.36%	$77,916	2.76%
$48,741	1.36%	$77,916	2.76%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value
US Treasury Note 6.875% due 08/15/2025 (2)	$38,200	$61,065
$38,200	$61,065

Additional Disclosure on U.S. Treasury Securities	Cost	Cost
US Treasury Note 6.875% due 08/15/2025 (2)	$48,838	$78,071
$48,838	$78,071

*	Except for those items disclosed, no individual futures, or forwards contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Note 4 to the Financial Statements.
(2)	See Note 2 to the Financial Statements.
(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Operations

For the Three Months Ended June 30, 2020 (Unaudited) and 2019

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	6/30/2020	6/30/2019	6/30/2020	6/30/2019	6/30/2020	6/30/2019

Investment income:
Interest - net	$829	$1,134	$488	$1,466	$472	$437

Total Income	829	1,134	488	1,466	472	437

Expenses:
Management Fees	-	-	-	2,072	-	-
Service Fees - Class 1	2,943	11,366	499	2,268	111	152
Due Diligence Fees	2,072	-	547	-	92	-
Trading Fees	57,135	126,026	29,246	58,718	7,765	14,365
Total Expenses	62,150	137,392	30,292	63,058	7,968	14,517

Investment (loss) - net	(61,321)	(136,258)	(29,804)	(61,592)	(7,496)	(14,080)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	-	-	-	-	-	-
Net unrealized gain/(loss) on private investment companies	654,040	486,940	261,001	71,119	236,900	304,133
Net realized gain/(loss) on private investment companies	(1,094,200)	(117,397)	(476,170)	4,089	(282,472)	(156,673)
Net change in open trade equity/(deficit)	-	-	-	-	-	-
Net realized gain/(loss) on swap contracts	-	-	-	-	-	-
Net unrealized gain/(loss) on swap contracts	87,524	47,593	-	-	(31,444)	(25,765)
Net realized gain/(loss) on U.S. Treasury securities	(3,764)	(15,661)	(943)	7,328	2,024	(1,404)
Net unrealized gain/(loss) on U.S. Treasury securities	4,123	17,613	(669)	(458)	415	3,374
Trading commissions	-	-	-	-	-	-
Change in fair value of investments in unconsolidated trading companies	(3,279)	(1,115)	444	(6,283)	(4,087)	(469)

Net gain/(loss) on investments	(355,556)	417,973	(216,337)	75,795	(78,664)	123,196

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(416,877)	281,715	(246,141)	14,203	(86,160)	109,116

Less: Operations attributable to non-controlling interests	-	-	-	-		-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(416,877)	$281,715	$(246,141)	$14,203	$(86,160)	$109,116

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(5.06)	$1.60	$(9.41)	$(0.86)	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	$(3.11)	$2.71
Class 2	$(5.72)	$2.42	$(11.06)	$(0.59)	$(5.39)	$4.86
Class 2a	N/A	N/A	N/A	N/A	$(3.48)	$3.28
Class 3	$(5.29)	$2.34	$(10.33)	$(0.50)	$(5.65)	$5.09
Class 3a	N/A	N/A	N/A	N/A	$(3.64)	$3.49

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds

Statements of Operations

For the Three Months Ended June 30, 2020 (Unaudited) and 2019

	Frontier Balanced Fund		Frontier Select Fund
	6/30/2020	6/30/2019	6/30/2020	6/30/2019

Investment income:
Interest - net	$9	$13,502	$-	$-

Total Income/(loss)	9	13,502	-

Expenses:
Management Fees	4,704	5,286	-	-
Service Fees - Class 1	85,674	154,061	17,932	26,562
Risk analysis Fees	1,411	1,414	-	-
Trading Fees	138,508	248,123	15,445	22,475
Other Fees	38	-	-	-
Total Expenses	230,335	408,884	33,377	49,037

Investment (loss) - net	(230,326)	(395,382)	(33,377)	(49,037)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(221,676)	253,372	-	-
Net unrealized gain/(loss) on private investment companies	729,962	563,390	166,302	176,441
Net realized gain/(loss) on private investment companies	(1,711,953)	(14,004)	(290,557)	75,451
Net change in open trade equity/(deficit)	(51,316)	(94,279)	-	-
Net realized gain/(loss) on swap contracts	-	-	(91,989)	-
Net unrealized gain/(loss) on swap contracts	202,399	91,290	-	-
Net realized gain/(loss) on U.S. Treasury securities	5,959	11,778	(1,544)	7,688
Net unrealized gain/(loss) on U.S. Treasury securities	(6,621)	(9,616)	(739)	(5,941)
Trading commissions	(3,683)	(9,167)	-	-
Change in fair value of investments in unconsolidated trading companies	(7,252)	(1,360)	(5,308)	63,183

Net gain/(loss) on investments	(1,064,181)	791,404	(223,835)	316,822

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(1,294,507)	396,022	(257,212)	267,785

Less: Operations attributable to non-controlling interests	-	-	-	-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(1,294,507)	$396,022	$(257,212)	$267,785

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(7.44)	$1.46	$(6.43)	$5.27
Class 1AP	$(8.11)	$2.69	$(7.09)	$6.04
Class 2	$(10.93)	$3.62	$(9.41)	$8.98
Class 2a	$(9.46)	$3.22	N/A	N/A
Class 3a	$(9.43)	$3.13	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds

Statements of Operations

For the Three Months Ended June 30, 2020 (Unaudited) and 2019

	Frontier Global Fund		Frontier Heritage Fund
	6/30/2020	6/30/2019	6/30/2020	6/30/2019

Investment income:
Interest - net	$-	$-	$-	$-

Total Income	-	-	-	-

Expenses:
Management Fees	-	9,531	-	1,100
Service Fees - Class 1	27,786	42,779	17,944	20,713
Trading Fees	52,118	82,598	28,037	29,653
Total Expenses	79,904	134,908	45,981	51,466

Investment (loss) - net	(79,904)	(134,908)	(45,981)	(51,466)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	-	-	-	-
Net unrealized gain/(loss) on private investment companies	(753,170)	865,806	(340,888)	375,448
Net realized gain/(loss) on private investment companies	107,968	(366,129)	(5,506)	(67,182)
Net realized gain/(loss) on swap contracts	-	-	(97,745)	-
Net unrealized gain/(loss) on swap contracts	-	-	(9,018)	131,423
Net realized gain/(loss) on U.S. Treasury securities	1,039	(51,229)	2,993	(2,242)
Net unrealized gain/(loss) on U.S. Treasury securities	1,777	43,406	(6,016)	4,626
Trading commissions	-	-	-	-
Change in fair value of investments in unconsolidated trading companies	(4,195)	(23,742)	(41)	(6,966)

Net gain/(loss) on investments	(646,581)	468,112	(456,221)	435,107

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(726,485)	333,204	(502,202)	383,641

Less: Operations attributable to non-controlling interests	-	-	(95,914)	(63,719)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(726,485)	$333,204	$(598,116)	$319,922

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(24.30)	$7.31	$(17.70)	$9.92
Class 1AP	$(27.73)	$9.62	$(20.12)	$13.90
Class 2	$(34.55)	$12.00	$(26.93)	$16.50

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Operations

For the Six Months Ended June 30, 2020 (Unaudited) and 2019

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	6/30/2020	6/30/2019	6/30/2020	6/30/2019	6/30/2020	6/30/2019

Investment income:
Interest - net	$863	$6,002	$1,478	$2,156	$1,119	$1,135

Total Income	863	6,002	1,478	2,156	1,119	1,135

Expenses:
Management Fees	-	2,668	-	7,665	-	-
Service Fees - Class 1	10,650	23,395	1,094	9,754	222	314
Due Diligence Fees	5,455	-	1,203	-	185	-
Trading Fees	157,685	256,330	61,645	126,036	17,312	28,217
Total Expenses	173,790	282,393	63,942	143,455	17,719	28,531

Investment (loss) - net	(172,927)	(276,391)	(62,464)	(141,299)	(16,600)	(27,396)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	769,326	929,678	507,695	135,339	177,059	714,483
Net realized gain/(loss) on private investment companies	(1,243,996)	(449,834)	(711,307)	(99,767)	(349,843)	(702,242)
Net unrealized gain/(loss) on swap contracts	(2,024,174)	(39,055)	-	-	219,997	(43,201)
Net realized gain/(loss) on U.S. Treasury securities	(20,030)	(590)	6,361	5,397	7,218	2,705
Net unrealized gain/(loss) on U.S. Treasury securities	27,341	(425)	(2,598)	3,472	(1,501)	395
Trading commissions	-	-	-	-	-	-
Change in fair value of investments in unconsolidated trading companies	(4,288)	(85,613)	(6,038)	(67,510)	(8,793)	(1,029)

Net gain/(loss) on investments	(2,495,821)	354,161	(205,887)	(23,069)	44,137	(28,889)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(2,668,748)	77,770	(268,351)	(164,368)	27,537	(56,285)

Less: Operations attributable to non-controlling interests	-	-	-	-	-	-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(2,668,748)	$77,770	$(268,351)	$(164,368)	$27,537	$(56,285)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(27.01)	$0.19	$(10.36)	$(3.77)	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	$0.38	$(3.95)
Class 2	$(31.70)	$1.27	$(12.05)	$(3.58)	$1.67	$(0.30)
Class 2a	N/A	N/A	N/A	N/A	$0.94	$(4.29)
Class 3	$(29.52)	$1.34	$(11.22)	$(3.23)	$1.71	$(0.31)
Class 3a	N/A	N/A	N/A	N/A	$1.07	$(4.38)

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds

Statements of Operations

For the Six Months Ended June 30, 2020 (Unaudited) and 2019

	Frontier Balanced Fund		Frontier Select Fund
	6/30/2020	6/30/2019	6/30/2020	6/30/2019

Investment income:
Interest - net	$6,320	$24,862	$-	$-

Total Income/(loss)	6,320	24,862	-	-

Expenses:
Management Fees	9,724	13,365	-	-
Service Fees - Class 1	210,982	324,926	38,092	52,067
Risk analysis Fees	2,917	2,872	-	-
Trading Fees	337,493	527,460	32,400	45,107
Other Fees	38	-	-	-
Total Expenses	561,154	868,623	70,492	97,174

Investment (loss) - net	(554,834)	(843,761)	(70,492)	(97,174)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	420,559	257,898	-	-
Net unrealized gain/(loss) on private investment companies	636,269	1,466,941	143,350	259,209
Net realized gain/(loss) on private investment companies	(1,805,553)	(761,338)	(282,634)	24,501
Net change in open trade equity/(deficit)	(77,035)	(196,515)	-	-
Net realized gain/(loss) on swap contracts	-	-	(91,989)	-
Net unrealized gain/(loss) on swap contracts	(5,635,109)	(103,896)	-	-
Net realized gain/(loss) on U.S. Treasury securities	26,115	8,349	3,748	11,151
Net unrealized gain/(loss) on U.S. Treasury securities	(5,025)	5,068	(2,955)	(8,678)
Trading commissions	(12,058)	(16,232)	-	-
Change in fair value of investments in unconsolidated trading companies	(30,553)	(139,630)	88,449	37,710

Net gain/(loss) on investments	(6,482,390)	520,645	(142,031)	323,893

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(7,037,224)	(323,116)	(212,523)	226,719

Less: Operations attributable to non-controlling interests	-	-	-	-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(7,037,224)	$(323,116)	$(212,523)	$226,719

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(38.64)	$(1.28)	$(5.52)	$4.62
Class 1AP	$(44.05)	$0.54	$(5.61)	$5.86
Class 2	$(59.38)	$0.72	$(7.19)	$8.78
Class 2a	$(51.43)	$0.68	N/A	N/A
Class 3a	$(51.26)	$0.64	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds

Statements of Operations

For the Six Months Ended June 30, 2020 (Unaudited) and 2019

	Frontier Global Fund		Frontier Heritage Fund
	6/30/2020	6/30/2019	6/30/2020	6/30/2019

Investment income:
Interest - net	$-	$-	$-	$-

Total Income	-	-	-	-

Expenses:
Management Fees	-	38,679	-	7,289
Service Fees - Class 1	58,227	94,902	35,957	43,898
Trading Fees	107,673	125,313	57,942	56,746
Total Expenses	165,900	258,894	93,899	107,933

Investment (loss) - net	(165,900)	(258,894)	(93,899)	(107,933)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	(504,048)	1,553,914	75,226	516,272
Net realized gain/(loss) on private investment companies	417,626	(366,129)	(1,135)	(73,928)
Net realized gain/(loss) on swap contracts	-	-	(97,745)	-
Net unrealized gain/(loss) on swap contracts	-	-	197,829	81,229
Net realized gain/(loss) on U.S. Treasury securities	12,532	26,444	9,787	6,140
Net unrealized gain/(loss) on U.S. Treasury securities	(3,714)	(29,487)	(6,967)	(2,613)
Change in fair value of investments in unconsolidated trading companies	(9,272)	(352,005)	(6,144)	(63,918)

Net gain/(loss) on investments	(86,876)	832,737	170,851	463,182

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(252,776)	573,843	76,952	355,249

Less: Operations attributable to non-controlling interests	-	-	(95,914)	(39,383)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(252,776)	$573,843	$(18,962)	$315,866

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(9.84)	$12.07	$(1.03)	$9.77
Class 1AP	$(9.08)	$16.21	$1.10	$14.56
Class 2	$(11.73)	$20.31	$0.65	$17.43

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital

For the Six Months Ended June 30, 2020 (Unaudited)

	Frontier Diversified Fund							Frontier Masters Fund
	Class 1	Class 2	Class 2	Class 3	Class 3	Non-		Class 1	Class 2	Class 2	Class 3	Class 3	Non-
	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2019	$1,303,195	$3,023	$5,597,828	$115,933	$4,979,641	-	$11,999,620	$12,794	$13,043	$837,765	$9,228	$1,365,209	-	$2,238,039

Sale of Units	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemption of Units	(960,563)	-	(2,575,772)	(11,000)	526,469	-	(3,020,866)	-	(1,000)	(133,322)	-	(234,902)	-	(369,224)
Transfer of Units In(Out)	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	(155,832)	(788)	(1,056,559)	(29,573)	(1,425,997)	-	(2,668,748)	(1,866)	(1,697)	(104,313)	(1,267)	(159,208)	-	(268,351)

Owners’ Capital, June 30, 2020	$186,800	$2,235	$1,965,497	$75,360	$4,080,113	-	$6,310,005	$10,929	$10,347	$600,130	$7,962	$971,099	-	$1,600,467

Owners’ Capital - Units, December 31, 2019	12,890	25	46,042	1,021	43,832			177	149	9,610	113	16,693

Sale of Units (including transfers)	-	-	-	-	-			-	-	-	-	-
Redemption of Units (including transfers)	(10,369)	-	(24,175)	(124)	4,687			-	(12)	(1,621)	-	(2,931)

Owners’ Capital - Units, June 30, 2020	2,521	25	21,867	897	48,519			177	137	7,989	113	13,762

Net asset value per unit at December 31, 2019	$101.10		$121.58		$113.61			$72.28		$87.18		$81.78

Change in net asset value per unit for the six months ended June 30, 2020	$(27.01)		$(31.70)		$(29.52)			$(10.36)		$(12.05)		$(11.22)

Net asset value per unit at June 30, 2020	$74.09		$89.88		$84.09			$61.92		$75.13		$70.56

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital

For the Six Months Ended June 30, 2020 (Unaudited)

	Frontier Long/Short Commodity Fund
	Class 2		Class 3	Class 1a	Class 2a		Class 3a		Non-
	Managing Owner	Limited Owners	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2019	$4,530	$36,515	$991,828	$11,447	$7,861	$73,965	$993	$207,151	-	$1,334,290

Sale of Units	-	-	-	-	-	-	-	-	-	-
Redemption of Units	-	(1,422)	(51,417)	-	-	-	-	(2,343)	-	(55,182)
Transfer of Units In(Out)	-	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’	-	-	-	-	-	-	-	-	-	-
Capital resulting from operations attributable to controlling interests	90	713	21,089	105	142	1,333	18	4,047	-	27,537

Owners’ Capital, June 30, 2020	$4,620	$35,806	$961,500	$11,552	$8,003	$75,299	$1,012	$208,855	-	$1,306,647

Owners’ Capital - Units, December 31, 2019	56	447	11,581	259	149	1,408	18	3,745

Sale of Units (including transfers)	-	-	-	-	-	-	-	-
Redemption of Units (including transfers)	-	(18)	(574)	-	-	-	-	(41)

Owners’ Capital - Units, June 30, 2020	56	429	11,007	259	149	1,408	18	3,704

Net asset value per unit at December 31, 2019		$81.60	$85.64	$44.20		$52.55		$55.31

Change in net asset value per unit for the six months ended June 30, 2020		1.67	1.71	0.38		0.94		1.07

Net asset value per unit at June 30, 2020		$83.27	$87.35	$44.58		$53.49		$56.38

(2)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital

For the Six Months Ended June 30, 2020 (Unaudited)

	Frontier Balanced Fund
	Class 1	Class 1AP	Class 2		Class 2a		Class 3a	Non-
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2019	$17,797,600	$238,544	$73,748	$3,288,105	$151,133	$44,048	$900,583	-	$22,493,761

Sale of Units	-	-	-	$-	-	-	-	-	-
Redemption of Units	(1,718,878)	-	-	(165,206)	(9,000)	-	(42,302)	-	(1,935,386)
Transfer of Units In(Out)	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’	-	-	-	-	-	-	-	-	-
Capital resulting from operations attributable to controlling interests	(5,563,907)	(76,232)	(23,568)	(1,026,592)	(47,597)	(14,069)	(285,260)	-	(7,037,224)

Owners’ Capital, June 30, 2020	$10,514,816	$162,312	$50,180	$2,096,307	$94,536	$29,979	$573,021	-	$13,521,152

Owners’ Capital - Units, December 31, 2019	151,814	1,731	397	17,695	938	274	5,611

Sale of Units (including transfers)	-	-	-	-	-	-	-
Redemption of Units (including transfers)	(18,016)	-	-	(1,115)	(76)	-	(365)

Owners’ Capital - Units, June 30, 2020	133,798	1,731	397	16,580	862	274	5,246

Net asset value per unit at December 31, 2019	$117.23	$137.81		$185.82		$161.04	$160.50

Change in net asset value per unit for the six months ended June 30, 2020	$(38.64)	$(44.05)		$(59.38)		$(51.43)	$(51.26)

Net asset value per unit at June 30, 2020	$78.59	$93.76		$126.44		$109.61	$109.24

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital

For the Six Months Ended June 30, 2020 (Unaudited)

	Frontier Select Fund						Frontier Global Fund						Frontier Heritage Fund
	Class 1	Class 1AP	Class 2		Non-		Class 1	Class 1AP	Class 2		Non-		Class 1	Class 1AP	Class 2		Non-
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2019	$2,715,051	$10,834	$29,831	$60,910	$-	$2,816,626	$4,471,980	$33,047	$50,058	$293,159	$-	$4,848,244	$2,295,623	$8,333	$28,593	$493,464	$479,024	$3,305,037

Sale of Units	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemption of Units	(677,150)	0	(3,500)	(5,198)		(685,848)	(876,783)	0	(11,000)	(119,501)	0	(1,007,284)	(74,142)	0	(1,000)	-	-	(75,142)
Transfer of Units In(Out)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Capital resulting from operations attributable to controlling/non-controlling interests	(206,376)	(748)	(1,827)	(3,572)	-	(212,523)	(245,521)	(2,014)	(1,601)	(3,640)		$(252,776)	(21,374)	36	242	2,134	(479,024)	(497,986)

Owners’ Capital, June 30, 2020	$1,831,525	$10,086	$24,504	$52,140	$-	$1,918,255	$3,349,676	$31,034	$37,458	$170,019	$-	$3,588,187	$2,200,107	$8,369	$27,835	$495,598	$-	$2,731,909

Owners’ Capital - Units, December 31, 2019	40,793	138	288	585			34,003	214	260	1,520			23,536	73	186	3,213

Sale of Units (including transfers)	-	-	-	-			-	-	-	-			-	-	-	-
Redemption of Units (including transfers)	(10,790)	-	(34)	(47)			(6,474)	-	(53)	(581)			(739)	-	(5)	-

Owners’ Capital - Units, June 30, 2020	30,003	138	254	538			27,529	214	207	939			22,797	73	181	3,213

Net asset value per unit at December 31, 2019	$66.56	$78.51		$103.94			$131.52	$154.43		$192.82			$97.54	$114.15		$153.59
Change in net asset value per unit for the six months ended June 30, 2020	(5.52)	(5.61)		(7.19)			(9.84)	(9.08)		(11.73)			(1.03)	1.10		0.65
Net asset value per unit at June 30, 2020	$61.04	$72.90		$96.75			$121.68	$145.35		$181.09			$96.51	$115.25		$154.24

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Cash Flows

For the Six Months Ended June 30, 2020 and June 30, 2019 (Unaudited)

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(2,668,748)	$77,770	$(268,351)	$(164,368)	$27,537	$(56,285)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in ownership allocation of U.S. Treasury securities	533,930	1,441,552	(165,522)	155,629	(244,354)	(245,581)
Net unrealized gain/(loss) on swap contracts	2,024,174	39,055	-	-	(219,997)	43,201
Net unrealized gain/(loss) on U.S. Treasury securities	(27,341)	425	2,598	(3,472)	1,501	(395)
Net realized gain/(loss) on U.S. Treasuries securities	(20,030)	590	6,361	(5,397)	7,218	(2,705)
Net unrealized gain/(loss) on private investment companies	(769,326)	(929,678)	(507,695)	(135,339)	(177,059)	(714,483)
Net realized gain/(loss) on private investment companies	(1,243,996)	449,834	(711,307)	(99,767)	(349,843)	702,242
(Purchases) sales of:
Sales of U.S. Treasury securities	297,067	1,406,847	604,026	154,803	544,727	519,007
(Purchases) of U.S. Treasury securities	(797,978)	(1,487,212)	(432,171)	(537,781)	(295,190)	(204,172)
U.S. Treasury interest and premium paid/amortized	-	-	1,478	2,156	1,119	1,135
(Purchases) of Private Investment Companies	1,958,493	(4,595,325)	872,824	(1,805,043)	658,598	(951,165)
Reduction of collateral in Swap contracts	(269,147)	1	-	-	-	1
Sale of Private Investment Companies	4,142,600	4,959,128	1,085,001	3,618,017	184,908	1,067,767
Increase and/or decrease in:
Investments in unconsolidated trading companies, at fair value	8,093	1,142,867	6,972	738,593	8,278	15,401
Interest receivable	1,657	28,193	831	(4,593)	1,099	1,468
Other assets	170,381	(6,153)	(109)	-	(173)	-
Redemptions receivable from private investment companies	(235,089)	-	(97,546)	-	(39,796)	-
Incentive fees payable to Managing Owner	-	6,380	-	-	-	60,871
Management fees payable to Managing Owner	-	(3,875)	-	(8,347)	-	-
Trading fees payable to Managing Owner	(19,853)	(7,845)	(3,588)	(13,028)	(1,042)	(513)
Service fees payable to Managing Owner	(2,690)	(2,034)	(62)	(1,549)	-	(47)
Subscriptions in advance for service fee rebates	118	2,675	184	3,665	-	-
Other liabilities	-	-	(499)	1,305	(534)	521

Net cash provided by (used in) operating activities	3,082,315	2,523,195	393,425	1,895,484	106,997	236,268

Cash Flows from Financing Activities:
Payment for redemption of units	(3,020,866)	(2,958,542)	(369,224)	(1,866,318)	(55,182)	(271,454)
Proceeds from sale of units	-	-	-	-	-
Change in owner redemptions payable	80,730	-	-	-	(6,585)	-

Net cash provided by (used in) financing activities	(2,940,136)	(2,958,542)	(369,224)	(1,866,318)	(61,767)	(271,454)

Net increase (decrease) in cash and cash equivalents	142,179	(435,347)	24,201	29,166	45,230	(35,186)

Cash and cash equivalents, beginning of period	56,263	472,695	25,639	46,374	34,272	61,600
Cash and cash equivalents, end of period	$198,442	$37,348	$49,840	$75,540	$79,502	$26,414

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Cash Flows

For the Six Months Ended June 30, 2020 and June 30, 2019 (Unaudited)

	Frontier Balanced Fund		Frontier Select Fund
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(7,037,224)	$(323,116)	$(212,523)	$226,719
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	124,301	178,512	-	-
Net change in ownership allocation of U.S. Treasury securities	(70,073)	1,389,637	(97,145)	(483,648)
Net unrealized (gain)/loss on swap contracts	5,635,109	103,896	-	-
Net unrealized (gain)/loss on U.S. Treasury securities	5,025	(5,068)	2,955	8,678
Net realized (gain)/loss on U.S. Treasury securities	26,115	(8,349)	3,748	(11,151)
Net unrealized (gain)/loss on private investment companies	(636,269)	(1,466,941)	(143,350)	(259,209)
Net realized (gain)/loss on private investment companies	(1,805,553)	761,338	(282,634)	(24,501)
(Purchases) sales of:
Sales of U.S. Treasury securities	2,006,589	728,520	697,463	711,661
(Purchases) of U.S. Treasury securities	(1,896,782)	(2,072,160)	(498,944)	(532,907)
U.S. Treasury interest and premium paid/amortized	6,320	24,862	-	-
(Purchases) of Private Investment Companies	1,632,758	(8,269,446)	(499,776)	(986,377)
Sale of Private Investment Companies	3,201,789	13,419,925	1,340,129	1,856,177
Reduction of collateral in Swap contracts	(1,178,696)	-	-	-
Increase and/or decrease in:
Receivable from futures commission merchants	1,902,708	(285,900)	-	-
Investments in unconsolidated trading companies, at fair value	32,182	1,738,769	505,281	(64,729)
Interest receivable	3,840	1,224	2,266	(6,102)
Other assets	(1,194)	-	-	-
Management fees payable to Managing Owner	28	(5,089)	-	-
Interest payable to Managing Owner	447	(1,490)	153	335
Trading fees payable to Managing Owner	(25,686)	(25,695)	(2,314)	(692)
Service fees payable to Managing Owner	(17,916)	(11,564)	(1,733)	(363)
Risk analysis fees payable	55	867	-	-
Redemptions receivable from private investment companies	165,350	-	(194,548)	-
Subscriptions in advance for service fee rebates	16,002	38,353	1,536	3,071
Other liabilities	(2,372)	192	(1,198)	8,624

Net cash provided by (used in) operating activities	2,086,853	5,911,277	619,367	445,586

Cash Flows from Financing Activities:
Payment for redemption of units	(1,935,386)	(6,340,452)	(685,847)	(397,886)
Change in owner redemptions payable	(39,059)	404,514	6,048	3,415

Net cash provided by (used in) financing activities	(1,974,445)	(5,935,938)	(679,799)	(394,471)

Net increase (decrease) in cash and cash equivalents	112,409	(24,661)	(60,432)	51,115

Cash and cash equivalents, beginning of period	118,506	37,556	61,345	25,072
Cash and cash equivalents, end of period	$230,915	$12,895	$913	$76,187

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Cash Flows

For the Six Months Ended June 30, 2020 and June 30, 2019 (Unaudited)

	Frontier Global Fund		Frontier Heritage Fund
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(252,776)	$573,843	$(18,962)	$355,249
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in ownership allocation of U.S. Treasury securities	(339,450)	(1,984,466)	(308,700)	(269,385)
Net unrealized gain/(loss) on swap contracts	-	-	(197,829)	(81,229)
Net realized gain/(loss) on swap contracts	-	-	(97,745)	-
Net unrealized gain/(loss) on U.S. Treasury securities	3,714	29,487	6,967	2,613
Net realized gain/(loss) on U.S. Treasuries securities	12,532	(26,444)	9,787	(6,140)
Net unrealized gain/(loss) on private investment companies	504,048	(1,553,914)	(75,226)	(516,272)
Net realized gain/(loss) on private investment companies	417,626	366,129	(1,135)	73,928
(Purchases) sale of:
Sales of U.S. Treasury Securities	833,751	7,982,042	539,191	1,153,896
(Purchases) of U.S. Treasury securities	(484,934)	(3,068,733)	(431,944)	(693,759)
Sales of swap contracts	-		1,491,965
(Purchases) of Private Investment Companies	(1,200,262)	(4,888,335)	(301,869)	(728,774)
Sale of Private Investment Companies	1,699,632	111,332	617,306	715,892
Reduction of collateral in Swap contracts	-	-	1,691,617	-
Increase and/or decrease in:
Investments in unconsolidated trading companies, at fair value	8,559	4,273,691	(18,113)	702,444
Interest receivable	917	60,550	734	4,013
Advance on unrealized Swap Appreciation	-	-	(1,900,000)	-
Other assets	-	-	(364)	-
Incentive fees payable to Managing Owner	-	-	-	697
Management fees payable to Managing Owner	-	(42,705)	-	(9,201)
Interest payable to Managing Owner	110	(7,464)	539	(603)
Trading fees payable to Managing Owner	(6,875)	(1,231)	(3,189)	278
Service fees payable to Managing Owner	(3,384)	(4,877)	(430)	(444)
Risk analysis fees payable	-	-	-	-
Redemptions receivable from private investment companies	(103,858)	-	(27,205)	-
Subscriptions in advance for service fee rebates	2,689	11,786	3,296	6,996
Other liabilities	(628)	8,661	(1,488)	1,495

Net cash provided by (used in) operating activities	1,091,411	1,839,352	977,203	711,694

Cash Flows from Financing Activities:
Payment for redemption of units	(1,007,284)	(2,765,677)	(75,142)	(801,308)
Change in non-controlling interest	-	-	(479,024)	-
Change in owner redemptions payable	(71,379)	12,892	(9,735)	4,696

Net cash provided by (used in) financing activities	(1,078,663)	(2,752,785)	(563,901)	(796,612)

Net increase (decrease) in cash and cash equivalents	12,748	(913,433)	413,302	(84,918)

Cash and cash equivalents, beginning of period	27,532	951,485	44,011	135,096
Cash and cash equivalents, end of period	$40,280	$38,052	$457,313	$50,178

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements

1.	Organization and Purpose

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

The Trust, with respect to each Series:

●	engages in the speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts), and may, from time to time, engage in cash and spot transactions;

●	allocates funds to a limited liability trading company or companies (“Trading Company” or “Trading Companies”) and Galaxy Plus (as defined below) entities. Except as otherwise described in these notes, each Trading Company and Galaxy Plus entity has one-year renewable contracts with its own independent commodity trading advisor (s), or each, a Trading Advisor, that will manage all or a portion of such Trading Company’s and Galaxy Plus entity’s assets and make the trading decisions for the assets of each Series invested in such Trading Company and Galaxy Plus entity. Each Trading Company and Galaxy Plus entity will segregate its assets from any other Trading Company and Galaxy Plus entity;

●	maintains separate, distinct records for each Series, and accounts for the assets of each Series separately from the other Series;

●	calculates the Net Asset Value (“NAV”) of its Units for each Series separately from the other Series;

●	has an investment objective of increasing the value of each Series’ Units over the long term (capital appreciation), while managing risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments;

●	maintains each Series of Units in three to seven sub-classes—Class 1, Class 1AP, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of Frontier Diversified Fund, Frontier Masters Fund, and Frontier Long/Short Commodity Fund are charged a service fee of up to two percent (2.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to two percent (2.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to two percent (2.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. Investors who have purchased Class 1 or Class 1a Units of Frontier Balanced Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Global Fund are charged a service fee of up to three percent (3.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to selling agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Frontier Diversified Fund, and Frontier Masters Fund or Class 2a Units of the Frontier Long/Short Commodity Fund sold until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series. Class 1AP was created as a sub-class of Class 1 and it has been presented separately because the fees applicable to it are different from those applicable to Class 1. Currently the service fee is not charged to Class 1AP investors. The Managing Owner may also pay selling agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such selling agents; and

●	all payments made to selling agents who are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and their associated persons that constitute underwriting compensation will be subject to the limitations set forth in Rule 2310(b)(4)(B)(ii) (formerly Rule 2810(b)(4)(B)(ii)) of the Conduct Rules of FINRA (“Rule 2310”). An investor’s Class 1 Units or Class 2 Units of any Series, or Class 1a Units or Class 2a Units of the Frontier Long/Short Commodity Fund or Frontier Balanced Fund will be classified as Class 3 or Class 3a Units of such Series, as applicable, when the Managing Owner determines that the fee limitation set forth in Rule 2310 with respect to such Units has been reached or will be reached. The service fee limit applicable to each unit sold is reached upon the earlier of when (i) the aggregate initial and ongoing service fees received by the selling agent with respect to such unit equals 9% of the purchase price of such unit or (ii) the aggregate underwriting compensation (determined in accordance with FINRA Rule 2310) paid in respect of such unit totals 10% of the purchase price of such unit. No service fees are paid with respect to Class 3 or Class 3a Units. Units of any Class in a Series may be redeemed, in whole or in part, on a daily basis, at the then current NAV per Unit for such Series on the day of the week after the date the Managing Owner is in receipt of a redemption request for at least one (1) business day to be received by the Managing Owner prior to 4:00 PM in New York.

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

As of June 30, 2020, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund, Frontier Global Fund and Frontier Heritage Fund, separates Units into a maximum of three separate Classes- Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Balanced Fund, separates Units into a maximum of five separate Classes— Class 1, Class 1AP, Class 2, Class 2A and Class 3A. The Trust, with respect to the Frontier Long/Short Commodity Fund, separates Units into a maximum of five separate Classes— Class 1A, Class 2A, Class 2, Class 3A and Class 3. Between April 15, 2016 and May 10, 2017, a portion of the interests in Frontier Trading Company I, LLC and all of the interests in Frontier Trading Company VII, LLC, Frontier Trading Company XV, LLC, and Frontier Trading Company XXIII LLC held by Frontier Diversified Fund, Frontier Masters Fund, Frontier Select Fund, Frontier Balanced Fund and Frontier Long/Short Commodity Fund were exchanged for equivalent interests in the Galaxy Plus Managed Account Platform (“Galaxy Plus”) which is an unaffiliated, third-party managed account platform. The assets of Frontier Trading Company I, LLC, which included exposure to Quantmetrics Capital Management LLP’s Multi-Strategy Program, Quantitative Investment Management, LLC’s Quantitative Global Program, Quest Partners LLC’s Quest Tracker Index Program, Chesapeake Capital Management, LLC’s Diversified Program, and Doherty Advisors LLC’s Relative Value Moderate Program, the assets of Frontier Trading Company VII, LLC, which included exposure to Emil van Essen LLC’s Multi-Strategy Program, Red Oak Commodity Advisors, Inc.’s Fundamental Diversified Program, Rosetta Capital Management, LLC’s Rosetta Trading Program, and Landmark Trading Company’s Landmark Program, the assets of Frontier Trading Company XV, LLC, which included exposure to Transtrend B.V.’s TT Enhanced Risk (USD) Program, and the assets of Frontier Trading Company XXIII, LLC which included exposure to Fort L.P.’s Global Contrarian Program have been transferred to individual Delaware limited liability companies (“Master Funds”) in Galaxy Plus. Each Master Fund is sponsored and operated by Gemini Alternative Funds, LLC (“Sponsor”). The Sponsor has contracted with the Trading Advisors to manage the portfolios of the Master Funds pursuant to the advisors’ respective program. For those Series that invest in Galaxy Plus entities, approximately 30-70% of those Series assets are used to support the margin requirements of the Master Funds. The remaining assets of the Series are split between investments in Trading Companies and a pooled cash management account that invests primarily in U.S. Treasury securities. For those Series that do not invest in Galaxy Plus entities, their assets are split between investments in Trading Companies and investments in the pooled cash management account.

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

Consolidation—The Series, through investing in the Trading Companies and Galaxy Plus entities, authorize certain Trading Advisors to place trades and manage assets at predetermined investment levels. The Trading Companies were organized by the Managing Owner for the purpose of investing in commodities interests and derivative instruments, and have no operating income or expenses, except for trading income and expenses and a risk analysis fee (for closed Series only), all of which is allocated to the Series if consolidated by a Series. Galaxy Plus is a series of Delaware limited liability companies, sponsored by Gemini Alternative Funds, LLC, that create exposure to a variety of third-party professional managed futures and foreign exchange advisors. Galaxy Plus is available to qualified high-net-worth individuals and institutional investors. Trading Companies in which a Series has a controlling and majority interest as calculated on that Series’ pro-rata net asset value in the Trading Company are consolidated by such Series. Investments in Trading Companies in which a Series does not have a controlling and majority interest and all interests in Galaxy Plus entities are accounted for using net asset value as the practical expedient, which approximates fair value. Fair value represents the proportionate share of the Series’ interest in the NAV in a Trading Company or Galaxy Plus entity. The equity interest held by Series of the Trust is shown as investments in unconsolidated Trading Companies or investments in private investment companies in the statements of financial condition. The income or loss attributable thereto in proportion of investment level is shown in the statements of operations as change in fair value of investments in unconsolidated Trading Companies or net unrealized gain/(loss) on private investment companies.

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

Interest Income—U.S. Treasury Securities are pooled for purposes of maximizing returns on these assets to investors of all Series. Interest income from pooled cash management assets is recognized on the accrual basis and allocated daily to each Series based upon its daily proportion of ownership of the pool. Aggregate interest income from all sources, including U.S. Treasuries and assets held at a futures commission merchant (“FCM”), of up to two percentage points of the aggregate percentage yield (annualized) of net asset value less any fair market value related to swaps, is paid to the Managing Owner by the Frontier Balanced Fund (Class 1, and Class 2 only), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Select Fund, Frontier Global Fund and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a and Class 3a), Frontier Masters Fund and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 100% of the interest is retained by the respective Series. All interest not paid to the Managing Owner is interest income to the relevant Series and shown net on the statement of operations. The amount reflected in the financial statements of the Series are disclosed on a net basis. Due to some classes not exceeding the 2% paid to the Managing Owner, amounts earned by those Series may be zero.

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

Receivable From Futures Commission Merchants—The Series of the Trust deposit assets with an FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust, with respect to the Series, earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of June 30, 2020 and December 31, 2019 included restricted cash for margin requirements of $1,708,173 and $2,890,330 respectively, for the Frontier Trading Company I LLC.

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

Any change in net unrealized gain or loss from the preceding period is reported in the statements of operations. Fair value of exchange-traded contracts is based upon exchange settlement prices. Fair value of non-exchange-traded contracts is based on third-party quoted dealer values on the interbank market. For U.S. Treasury securities, interest is recognized in the period earned and the instruments are marked-to-market daily based on third-party information. Transaction costs are recognized as incurred and reflected separately in the statements of operations.

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

Income Taxes—The Trust, with respect to the Series, applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust, with respect to the Series’, financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust, with respect to the Series, for the six months ended June 30, 2020.

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

Each Series is charged service fees as outlined above. In some cases, amounts paid to selling agents might be less than the amount charged to the Series. When this occurs, the service fee is rebated back to the investor in the form of additional units. During 2017, 2018 and 2019 the Series were not allowed to issue additional units. The Managing Owner has determined that the purchase of additional units of the relevant Series will commence in 2020 at such time as the Series are allowed to sell shares again. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $22,649, $353, $31,725, $335,700, $18,431, $152,714 and $60,428 for the Frontier Diversified, Long/Short Commodity, Masters, Balanced, Select, Global and Heritage Funds, respectively, as of June 30, 2020.

These service fees are part of the offering costs of the Trust, with respect to the Series, which include registration and filing fees, legal and blue-sky expenses, accounting and audit, printing, marketing support and other offering costs which are borne by the Managing Owner. With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Class 1 and Class 1a Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed for such payment by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk of the downside and enjoys the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months.

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

Swap contracts are reported at fair value.  Valuation reports are generated and disseminated daily from the swap counterparty to the third-party administrator.  The fair value is applied by the third-party administrator to calculate the daily performance.  The Managing Owner reviews the third-party administrator’s performance reports and any noticeable exceptions are investigated.  Unexplained exceptions are escalated to the Managing Owner’s Valuation Committee for further evaluation and resolution.  Swap contracts are reported at fair value using Level 3 inputs.

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

The following table summarizes investment in each Series measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value.

June 30, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$16,057	$-	$-	$16,057
Swap Contracts	-	-	4,629,556	4,629,556
U.S. Treasury Securities	113,957	-	-	113,957
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	4,033	-	-	4,033
U.S. Treasury Securities	28,621	-	-	28,621
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	6,433	-	-	6,433
Swap Contracts	-	-	582,519	582,519
U.S. Treasury Securities	45,654	-	-	45,654
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	18,685	-	-	18,685
Open Trade Equity (Deficit)	(8,117)	-	-	(8,117)
Swap Contracts	-	-	7,488,340	7,488,340
U.S. Treasury Securities	132,605	-	-	132,605
Frontier Select Fund		-
Investment in Unconsolidated Trading Companies	74	-	-	74
U.S. Treasury Securities	524	-	-	524
Frontier Global Fund		-
Investment in Unconsolidated Trading Companies	3,259	-	-	3,259
U.S. Treasury Securities	23,131	-	-	23,131
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	37,004	-	-	37,004
U.S. Treasury Securities	262,615	-	-	262,615

December 31, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$24,150	$-	$-	$24,150
Swap Contracts	-	-	6,384,583	6,384,583
U.S. Treasury Securities	99,605	-	-	99,605
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	11,005	-	-	11,005
U.S. Treasury Securities	45,391	-	-	45,391
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	14,711	-	-	14,711
Swap Contracts	-	-	362,521	362,521
U.S. Treasury Securities	60,673	-	-	60,673
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	50,867	-	-	50,867
Open Trade Equity (Deficit)	57,057	59,127	-	116,184
Swap Contracts	-	-	11,944,753	11,944,753
U.S. Treasury Securities	209,799	-	-	209,799
Frontier Select Fund
Investment in Unconsolidated Trading Companies	26,331	-	479,024	505,355
U.S. Treasury Securities	108,603	-	-	108,603
Frontier Global Fund
Investment in Unconsolidated Trading Companies	11,818	-	-	11,818
U.S. Treasury Securities	48,741	-	-	48,741
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	18,891	-	-	18,891
Swap Contracts	-	-	2,888,008	2,888,008
U.S. Treasury Securities	77,916	-	-	77,916

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the statements of operations. Investment in unconsolidated trading company asset gains and losses (realized/unrealized) included in earnings are classified in “Change in fair value of investments in unconsolidated trading companies.” During the six months ended June 30, 2020 and the year ended December 2019, all identified Level 3 assets were components of the Frontier Diversified Fund, Frontier Long/Short Commodity Fund, Frontier Balanced Fund, Frontier Select Fund, and Frontier Heritage Fund.

For the Six Months Ending June 30, 2020

Swaps

	Frontier Balanced Fund	Frontier Long/Short Commodity Fund
Balance of recurring Level 3 assets as of January 1, 2020	$11,944,753	$362,521
Total gains or losses (realized/unrealized):
Included in earnings-realized		-
Included in earnings-unrealized	(5,635,109)	219,997
Proceeds from collateral reduction	-	-
Purchase of investments	1,178,696	-
Change in ownership allocation	-	-
Transfers in and/or out of Level 3	-	-

Balance of recurring Level 3 assets as of June 30, 2020	$7,488,340	$582,518

	Frontier Diversified Fund	Frontier Heritage Fund
Balance of recurring Level 3 assets as of January 1, 2020	$6,384,583	$2,888,009
Total gains or losses (realized/unrealized):
Included in earnings-realized	-	(97,745)
Included in earnings-unrealized	(2,024,174)	197,829
Proceeds from collateral reduction	-	(2,474,937)
Purchase (sale) of investments	269,147	(513,156)
Change in ownership allocation	-	-
Transfers in and/or out of Level 3	-	-

Balance of recurring Level 3 assets as of June 30, 2020	$4,629,556	$0

For the Six Months ending June 30, 2020

Investments in Unconsolidated Trading Companies:

Frontier Select Fund

Balance of recurring Level 3 assets as of January 1, 2020	$479,024
Change in fair value of investments in unconsolidated trading companies	-
Proceeds from sales of investments of unconsolidated trading companies	(479,024)
Purchases of investments of unconsolidated trading companies	-
Change in ownership allocation	-
Transfers in and/or out of Level 3	-
Balance of recurring Level 3 assets as of June 30, 2020	$0

For the Year Ended December 31, 2019

Swaps

	Frontier Balanced Fund	Frontier Long/Short Commodity Fund
Balance of recurring Level 3 assets as of January 1, 2019	$10,794,908	$479,102
Total gains or losses (realized/unrealized):
Included in earnings-realized	-	-
Included in earnings-unrealized	1,149,845	(116,581)
Proceeds from collateral reduction	-	-
Change in ownership allocation	-	-
Transfers in and/or out of Level 3	-	-

Balance of recurring Level 3 assets as of December 31, 2019	$11,944,753	$362,521

	Frontier Diversified Fund	Frontier Heritage Fund
Balance of recurring Level 3 assets as of January 1, 2019	$5,920,414	$2,955,444
Total gains or losses (realized/unrealized):
Included in earnings-realized	-	-
Included in earnings-unrealized	464,169	(67,435)
Proceeds from collateral reduction	-	-
Change in ownership allocation	-	-
Transfers in and/or out of Level 3	-	-

Balance of recurring Level 3 assets as of December 31, 2019	$6,384,583	$2,888,009

For the Year Ended December 31, 2019

Investments in Unconsolidated Trading Companies

Frontier Select Fund
Balance of recurring Level 3 assets as of January 1, 2019	$511,718
Change in fair value of investments in unconsolidated trading companies	(32,694)
Purchases of investments of unconsolidated trading companies	-
Change in ownership allocation	-
Transfers in and/or out of Level 3	-
Balance of recurring Level 3 assets as of December 31, 2019	$479,024

The Series of the Trust assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Series’ accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the three months ended June 30, 2020, the Trust did not transfer any assets between Levels 1, 2 or 3.

The amounts reflected in the change in ownership allocation result from changes in ownership in the underlying Trading Companies at the Series level, which have resulted in changes in consolidation or de-consolidation by the Series. The ownership in the Trading Companies is accounted for under the equity method, which approximates fair value. The Frontier Heritage Fund and the Frontier Select Fund jointly own the Frontier Brevan Howard swap. The Frontier Heritage Fund owned the majority interest in the Frontier Brevan Howard swap. During the quarter ended June 30, 2020, the entire investment in the Frontier Brevan Howard swap was sold.

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at June 30, 2020.

	Frontier Diversified Fund	Frontier Long/Short Commodity Fund	Frontier Balanced Fund	Frontier Heritage Fund
Swap Contracts	$(2,024,174)	$219,997	$(5,635,109)	$197,829

Frontier Select Fund
Investments in Unconsolidated Trading Companies	$0

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

Each Series’ investment in swaps will likely differ substantially over time due to cash flows, portfolio management decisions and market movements. The swaps serve to diversify the investment holdings of each Series and to provide access to programs and advisors that would not be otherwise available to such Series, and are not used for hedging purposes.

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of June 30, 2020, and December 31, 2019, approximately 5.33% and 2.40% respectively, of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain swaps and is recorded as collateral within the swap fair value within the Statements of Financial Condition. The cash held with the counterparty is not restricted.

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

To help to reduce counterparty risk on the Series, the Managing Owner has the right to reduce a Series’ exposure and remove cash from the Series’ total return swaps with Deutsche Bank AG. This cash holding shall be in excess of $250,000 and may not exceed 40% of the index exposure in total. Index exposure is defined as the total notional amount plus any profit. The Series are charged interest on this cash holding and any amount removed will be offset against the final settlement value of the swap. As of June 30, 2020, the Frontier Balanced Fund, the Frontier Diversified Fund and the Frontier Long/Short Commodity Fund, had $6,176,555, $4,000,000, and $115,000, respectively, in cash holdings as shown in the Series’ Statements of Financial Conditions under advance on unrealized swap appreciation, which relates to the Trading Companies’ total return swaps with Deutsche Bank AG.

The Series have invested in the following swaps as of and for the six months ended June 30, 2020:

	Frontier Balanced Fund	Frontier Diversified Fund	Frontier Long/Short Commodity Fund
	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$7,420,403	$1,761,834	$653,610
Termination Date	7/31/2023	7/31/2023	7/31/2023
Cash Collateral	$1,264,696	$555,147	$29,950
Swap Value	$6,223,644	$4,274,409	$552,569
Investee Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0
Change in Unrealized Gain/(Loss)	$(5,635,109)	$(2,024,174)	$219,997
Fair Value as of June 30, 2020	$7,488,340	$4,629,556	$582,519
Advance on swap appreciation	$(6,176,555)	$(4,000,000)	$(115,000)

The Series have invested in the following swaps as of and for the year ended December 31, 2019:

	Frontier Balanced Fund	Frontier Diversified Fund	Frontier Long/Short Commodity Fund	Frontier Heritage Fund
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$7,420,403	$1,761,834	$653,610	$2,072,056
Termination Date	7/31/2023	7/31/2023	7/31/2023	3/27/2023
Cash Collateral	$86,000	$86,000	$29,950	$975,450
Swap Value	$11,858,754	$6,298,583	$332,571	$1,912,559
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	$1,149,846	$464,169	$(116,581)	$(67,435)
Fair Value as of December 31, 2019	$11,944,754	$6,384,583	$362,521	$2,888,009
Advance on swap appreciation	$(6,176,555)	$(4,000,000)	$(115,000)	$(1,900,000)

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

The following table summarizes each of the Series’ investments in unconsolidated Trading Companies as of June 30, 2020 and December 31, 2019:

	As of June 30, 2020		As of December 31, 2019
	Percentage of		Percentage of
	Series Total		Series Total
	Capital Invested in		Capital Invested in
Series	Unconsolidated Trading Companies	Fair Value	Unconsolidated Trading Companies	Fair Value

Frontier Diversified Series —
Frontier Trading Company XXXVIII	0.25%	$16,057	0.20%	$24,150

Frontier Masters Fund —
Frontier Trading Company XXXVIII	0.25%	$4,033	0.49%	$11,005

Frontier Long/Short Commodity Fund —
Frontier Trading Company XXXVIII	0.49%	$6,433	1.10%	$14,711

Frontier Balanced Fund —
Frontier Trading Company XXXVIII	0.14%	$18,685	0.23%	$50,867

Frontier Select Fund —
Frontier Trading Companies XXXVIII and XXXIX*	0.01%	$74	17.94%	$505,355

Frontier Global Fund —
Frontier Trading Company XXXVIII	0.08%	$3,259	0.25%	$11,818

Frontier Heritage Fund —
Frontier Trading Company XXXVIII	1.35%	$37,004	0.57%	$18,891

*	The investment in Frontier Trading Company XXXIX was sold as of June 30, 2020.

The Galaxy Plus structure is made up of feeder funds in which the Series invest and master trading entities into which the feeder funds invest. No investment held by a Galaxy Plus master trading entity is greater than 5% of the Series’ total capital.

The following tables summarize each of the Series’ equity in earnings from unconsolidated Trading Companies and private investment companies for the three and six months ended June 30, 2020 and June 30, 2019.

Three months ended June 30, 2020 and 2019

	Three Months Ended June, 2020				Three Months Ended June, 2019
			Change in	Net			Change in	Net
	Trading	Realized	Unrealized	Income	Trading	Realized	Unrealized	Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)
Frontier Balanced Fund
Frontier Trading Company II, LLC	$-	$-	$-	$-	$-	$-	$382	$382
Frontier Trading Company XXXVIII, LLC	-	-	13,836	13,836	-	-	(1,743)	(1,743)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(5,100)	(88,960)	(255,603)	(349,663)	(7,956)	500,989	(261,813)	231,220
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(2,152)	(49,427)	67,132	15,553	(7,282)	9,117	(12,265)	(10,430)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(6,408)	(407,643)	414,194	143	(104,751)	(3,311,760)	2,622,781	(793,730)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(15,974)	(403,362)	546,868	127,532	(9,768)	526,833	(184,438)	332,627
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(502)	(239,751)	237,492	(2,761)	-	-	305,427	305,427
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(8,555)	(693,367)	349,783	(352,139)	(21,074)	(328,285)	179,439	(169,920)
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	-	-	-	-	-	-	(105,511)	(105,511)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(1,701)	79,790	(195,781)	(117,692)	(2,518)	56,051	(6,885)	46,648
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(12,641)	563,690	(927,823)	(376,774)	(21,136)	1,171,891	(437,703)	713,052
Total	$(53,033)	$(1,239,030)	$250,098	$(1,041,965)	$(174,485)	$(1,375,164)	$2,097,671	$548,022

Frontier Global Fund
Frontier Trading Company II LLC	$-	$-	$-	$-	$-	$-	$(23,564)	$(23,564)
Frontier Trading Company XXXVIII, LLC	-	-	4,623	4,623	-	-	(178)	(178)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(8,398)	(308,501)	(328,301)	(645,200)	(99,335)	940,770	(341,757)	499,678
Total	$(8,398)	$(308,501)	$(323,678)	$(640,577)	$(99,335)	$940,770	$(365,499)	$475,936

Frontier Select Fund
Frontier Trading Company XXXIX, LLC	$-	$-	$-	$-	$-	$-	$63,719	$63,719
Frontier Trading Company XXXVIII, LLC	-	-	(143)	(143)	-	-	(535)	(535)
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	-	-	(1,616)	(1,616)	-	-	-	-
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(4,125)	170,109	(288,624)	(122,640)	(18,439)	189,845	(130,938)	40,468
Galaxy Plus Fund - TT Feeder Fund (531) LLC	(5,392)	(220,692)	226,084	-	(20,114)	312,950	(81,412)	211,424
Total	$(9,517)	$(50,583)	$(64,299)	$(124,399)	$(38,553)	$502,795	$(149,166)	$315,076

Frontier Heritage Fund
Frontier Trading Company II, LLC	$-	$-	$-	$-	$-	$-	$(5,368)	$(5,368)
Frontier Trading Company XXXVIII, LLC	-	-	2,779	2,779	-	-	(1,597)	(1,597)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(2,774)	(35,321)	(179,266)	(217,361)	(24,706)	183,352	(87,492)	71,154
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(3,878)	211,068	(336,224)	(129,034)	(21,610)	341,761	(83,040)	237,111
Total	$(6,652)	$175,747	$(512,711)	$(343,616)	$(46,316)	$525,113	$(177,497)	$301,300

Frontier Long/Short Commodity Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$1,630	$1,630	$-	$-	$(469)	$(469)
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	-	-	-	-	-	-	-	-
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(938)	(41,364)	42,301	(1)	(22,997)	(636,737)	537,573	(122,161)
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(672)	(117,782)	122,271	3,817	-	-	172,203	172,203
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(1,626)	83,251	(131,014)	(49,389)	(11,740)	151,888	(42,868)	97,280
Total	$(3,236)	$(75,895)	$35,188	$(43,943)	$(34,737)	$(484,849)	$666,439	$146,853

Frontier Diversified Fund
Frontier Trading Company II, LLC	$-	$-	$-	$-	$-	$-	$(711)	$(711)
Frontier Trading Company XXXVIII, LLC	-	-	4,032	4,032	-	-	(403)	(403)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(3,370)	(56,966)	(142,153)	(202,489)	(9,102)	292,763	(123,620)	160,041
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(1,348)	(29,090)	38,354	7,916	(6,039)	5,628	(8,508)	(8,919)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(4,119)	(194,763)	198,882	-	(67,124)	(2,123,330)	1,689,124	(501,330)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(11,130)	(310,674)	377,368	55,564	(11,268)	351,448	(127,805)	212,375
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(309)	(148,003)	146,562	(1,750)	-	-	152,338	152,338
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(3,841)	(190,864)	79,076	(115,629)	(15,429)	(184,729)	103,314	(96,844)
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	-	-	-	-	-	-	(700)	(700)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(1,514)	65,761	(153,963)	(89,716)	(2,990)	50,835	(9,848)	37,997
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(7,271)	382,640	(502,758)	(127,389)	(16,278)	685,223	(254,362)	414,583
Total	$(32,902)	$(481,959)	$45,400	$(469,461)	$(128,230)	$(922,162)	$1,418,819	$368,427

Frontier Masters Fund
Frontier Trading Company II, LLC	$-	$-	$-	$-	$-	$-	$(4,502)	$(4,502)
Frontier Trading Company XXXVIII, LLC	-	-	4,207	4,207	-	-	(1,781)	(1,781)
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	-	-	-	-	-	-	-	-
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(2,049)	(30,225)	(132,672)	(164,946)	(17,715)	168,928	(60,575)	90,638
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	-	-	88	88	-	-	-	-
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(1,540)	58,199	(56,659)	-	(41,279)	(1,069,832)	878,048	(233,063)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(2,008)	117,030	(165,332)	(50,310)	(7,140)	82,721	(37,533)	38,048
Galaxy Plus Fund - TT Feeder Fund (531) LLC	(1,851)	(90,207)	92,058	-	(15,303)	283,646	(88,757)	179,586
Total	$(7,448)	$54,797	$(258,310)	$(210,961)	$(81,437)	$(534,537)	$684,900	$68,926

Six months ended June 30, 2020 and 2019

	Six Months Ended June, 2020				Six Months Ended June, 2019
			Change in	Net			Change in	Net
	Trading	Realized	Unrealized	Income	Trading	Realized	Unrealized	Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)
Frontier Balanced Fund
Frontier Trading Company II, LLC	$-	$-	$-	$-	$-	$-	$(138,899)	$(138,899)
Frontier Trading Company XXXVIII, LLC	-	-	(9,465)	(9,465)	-	-	(732)	(732)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(5,100)	12,484	4,697	12,081	(22,370)	635,922	201,668	815,220
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(2,152)	(55,735)	25,524	(32,363)	(17,895)	46,071	(78,813)	(50,637)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(6,408)	(718,397)	81,531	(643,274)	(173,562)	(1,016,391)	(35,635)	(1,225,588)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(15,974)	(324,444)	189,882	(150,536)	(18,736)	1,292,724	(74,396)	1,199,592
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(502)	(232,245)	(21,665)	(254,412)	-	-	286,677	286,677
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(8,555)	(667,819)	50,898	(625,476)	(49,975)	(936,608)	185,088	(801,495)
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	-	-	-	-	(25,311)	24,230	(121,258)	(122,339)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(1,701)	56,595	(28,862)	26,032	(6,786)	45,834	20,454	59,502
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(12,641)	596,931	(159,436)	424,854	(45,648)	986,448	(396,129)	544,671
Total	$(53,033)	$(1,332,630)	$133,104	$(1,252,559)	$(360,283)	$1,078,230	$(151,975)	$565,972

Frontier Global Fund
Frontier Trading Company II LLC	$-	$-	$-	$-	$-	$-	$(337,431)	$(337,431)
Frontier Trading Company XXXVIII, LLC	-	-	(454)	(454)	-	-	(14,574)	(14,574)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(8,398)	1,157	(79,179)	(86,420)	(153,661)	1,206,683	134,763	1,187,785
Total	$(8,398)	$1,157	$(79,633)	$(86,874)	$(153,661)	$1,206,683	$(217,242)	$835,780

Frontier Select Fund
Frontier Trading Company XXXIX, LLC	$-	$-	$-	$-	$-	$-	$39,383	$39,383
Frontier Trading Company XXXVIII, LLC	-	-	(6,672)	(6,672)	-	-	(1,672)	(1,672)
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	-	-	(1,616)	(1,616)	-	-	-	-
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(4,125)	195,063	(52,502)	138,436	(33,911)	222,739	(47,068)	141,760
Galaxy Plus Fund - TT Feeder Fund (531) LLC	(5,392)	(237,723)	(32,990)	(276,105)	(44,428)	259,691	(73,313)	141,950
Total	$(9,517)	$(42,660)	$(93,780)	$(145,957)	$(78,339)	$482,430	$(82,670)	$321,421

Frontier Heritage Fund
Frontier Trading Company II, LLC	$-	$-	$-	$-	$-	$-	$(59,538)	$(59,538)
Frontier Trading Company XXXVIII, LLC	-	-	(3,324)	(3,324)	-	-	(4,379)	(4,379)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(2,774)	(1,359)	(36,695)	(40,828)	(41,734)	245,955	67,220	271,441
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(3,878)	181,477	(62,681)	114,918	(49,687)	284,089	(63,499)	170,903
Total	$(6,652)	$180,118	$(102,700)	$70,766	$(91,421)	$530,044	$(60,196)	$378,427

Frontier Long/Short Commodity Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(3,076)	$(3,076)	$-	$-	$(1,029)	$(1,029)
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	-	-	-	-	-	-	-	-
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(938)	(103,100)	8,652	(95,386)	(37,828)	(379,307)	229,576	(187,559)
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(672)	(116,962)	(15,470)	(133,104)	-		142,869	142,869
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(1,626)	76,796	(19,465)	55,705	(24,026)	125,486	(44,529)	56,931
Total	$(3,236)	$(143,266)	$(29,359)	$(175,861)	$(61,854)	$(253,821)	$326,887	$11,212

Frontier Diversified Fund
Frontier Trading Company II, LLC	$-	$-	$-	$-	$-	$-	$(76,616)	$(76,616)
Frontier Trading Company XXXVIII, LLC	-	-	3,023	3,023	-	-	(8,996)	(8,996)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(3,370)	31,349	10,159	38,138	(19,559)	379,795	103,977	464,213
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(1,348)	(39,612)	17,676	(23,284)	(14,073)	28,047	(48,988)	(35,014)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(4,119)	(463,144)	53,938	(413,325)	(108,956)	(912,164)	268,101	(753,019)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(11,130)	(201,658)	79,262	(133,526)	(20,998)	811,110	(57,565)	732,547
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(309)	(144,282)	(12,689)	(157,280)	-	-	144,793	144,793
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(3,841)	(244,235)	46,440	(201,636)	(35,222)	(573,436)	114,005	(494,653)
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	-	-	-	-	(13,254)	10,639	(7,477)	(10,092)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(1,514)	53,754	(19,897)	32,343	(7,948)	45,318	20,527	57,897
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(7,271)	376,073	(18,235)	350,567	(34,002)	603,982	(196,808)	373,172
Total	$(32,902)	$(631,755)	$159,677	$(504,980)	$(254,012)	$393,291	$254,953	$394,232

Frontier Masters Fund
Frontier Trading Company II, LLC	$-	$-	$-	$-	$-	$-	$(65,952)	$(65,952)
Frontier Trading Company XXXVIII, LLC	-	-	(2,275)	(2,275)	-	-	(1,558)	(1,558)
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	-	-	-	-	-	-	-	-
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(2,049)	(1,588)	(28,072)	(31,709)	(31,863)	231,766	69,765	269,668
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	-	-	88	88	-	-	-	-
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(1,540)	(190,409)	31,680	(160,269)	(81,588)	(163,846)	(188,680)	(434,114)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(2,008)	95,916	(9,097)	84,811	(17,916)	77,286	47,910	107,280
Galaxy Plus Fund - TT Feeder Fund (531) LLC	(1,851)	(84,259)	(10,422)	(96,532)	(38,936)	214,809	(83,135)	92,738
Total	$(7,448)	$(180,340)	$(18,098)	$(205,886)	$(170,303)	$360,015	$(221,650)	$(31,938)

The Series’ investments in private investment companies have certain redemption and liquidity restrictions which are described in the following table:

	Redemptions	Redemptions	Liquidity
	Notice Period	Permitted	Restrictions

Frontier Diversified Fund
Multi-Strategy
Galaxy Plus Fund – Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund – Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund – Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund – QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund – Quest Feeder Fund (517) LLC	24 hours	Daily	None
Option Trading
Galaxy Plus Fund – Doherty Feeder Fund (528) LLC	24 hours	Daily	None

Frontier Masters Fund
Trend Following
Galaxy Plus Fund – Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Multi-Strategy
Galaxy Plus Fund – Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Option Trading
Galaxy Plus Fund – Doherty Feeder Fund (528) LLC	24 hours	Daily	None

Frontier Long/Short Commodity Fund
Multi-Strategy
Galaxy Plus Fund – LRR Feeder Fund (522) LLC	24 hours	Daily	None
Galaxy Plus Fund – Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None

Frontier Balanced Fund
Multi-Strategy
Galaxy Plus Fund – Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund – Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund – Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund – QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund – Quest Feeder Fund (517) LLC	24 hours	Daily	None
Option Trading
Galaxy Plus Fund – Doherty Feeder Fund (528) LLC	24 hours	Daily	None

Frontier Select Fund
Multi-Strategy
Galaxy Plus Fund – Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Option Trading
Galaxy Plus Fund – Doherty Feeder Fund (528) LLC	24 hours	Daily	None

Frontier Global Fund
Trend Following
Galaxy Plus Fund – Aspect Feeder Fund (532) LLC	24 hours	Daily	None

Frontier Heritage Fund
Multi-Strategy
Galaxy Plus Fund – Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund – Aspect Feeder Fund (532) LLC	24 hours	Daily	None

Effective April 1, 2020, Landmark Trading Company ceased to act as a commodity trading advisor to the Trust.

Effective May 30, 2020, BH-DG Systematic Trading LLP ceased to act as a commodity trading advisor to the Trust.

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

As of the date of this report, for a Series that has invested in a swap, a Trading Advisor does not receive any management fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. As of June 30, 2020 and December 31, 2019, the management fee embedded in (i) swaps owned by Frontier Diversified Fund was 1.00% per annum, (ii) swaps owned by Frontier Balanced Fund was 1.00% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 1.50% per annum, and (iv) swaps owned by Frontier Select Fund was 1.00% per annum, and the Managing Owner has waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded management fee was accrued on the relevant notional amount of the swap.

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

Incentive Fees—Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated in the Trading Companies by such Series, monthly or quarterly. In addition, the Managing Owner receives a quarterly incentive fee of a certain percentage of new net trading profits generated in the Galaxy Plus entities that have been allocated to the Series. The incentive fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. Because the Frontier Diversified Fund, Frontier Masters Fund, Frontier Balanced Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Long/Short Commodity Fund may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Frontier Balanced Fund and the Frontier Diversified Fund and 20% for the Frontier Global Fund, Frontier Heritage Fund, Frontier Select Fund, Frontier Long/Short Commodity Fund and Frontier Masters Fund. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series. As of the date of this report, for a Series that has invested in a swap, the Managing Owner or Trading Advisor(s) do not receive any incentive fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. As of June 30, 2020 and December 31, 2019, the range of incentive fees as a percentage of net new trading profits on swaps embedded in (i) swaps owned by Frontier Diversified Fund was 20-25% per annum, (ii) swaps owned by Frontier Balanced Fund was 20-25% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 25% per annum, and (iv) swaps owned by Frontier Heritage Fund was 15% per annum, and the Managing Owner has waived the entire incentive fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded incentive fee was accrued based on the net new trading profits of the swap.

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

The Managing Owner has determined that the purchase of additional units of the relevant series will commence in 2020. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $22,649, $353, $31,725, $335,700, $18,431, $152,714 and $60,428 for the Frontier Diversified, Long/Short Commodity, Masters, Balanced, Select, Global and Heritage Funds, respectively

The following table summarizes fees earned by the Managing Owner for the three and six months ended June 30, 2020 and June 30, 2019, respectively.

Three Months Ended June 30, 2020	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	-	-	2,943	59,207
Frontier Masters Fund	-	-	499	29,793
Frontier Long/Short Commodity Fund	-	-	111	7,857
Frontier Balanced Fund	-	4,704	85,674	138,508
Frontier Select Fund	-	-	17,932	15,445
Frontier Global Fund	-	-	27,786	52,118
Frontier Heritage Fund	-	-	17,944	28,037

Three Months Ended June 30, 2019	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	$-	$11,366	$126,026
Frontier Masters Fund	-	2,072	2,268	58,718
Frontier Long/Short Commodity Fund	-	-	152	14,365
Frontier Balanced Fund	-	5,286	154,061	248,123
Frontier Select Fund	-	-	26.562	22,475
Frontier Global Fund	-	9,531	42,779	82,598
Frontier Heritage Fund	-	1,100	20,713	29,653

Six Months Ended June 30, 2020	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	$-	$10,650	$163,140
Frontier Masters Fund	-	-	1,094	62,848
Frontier Long/Short Commodity Fund	-	-	222	17,497
Frontier Balanced Fund	-	9,724	210,982	337,493
Frontier Select Fund	-	-	38,092	32,400
Frontier Global Fund	-	-	58,227	107,673
Frontier Heritage Fund	-	-	35,957	57,942

Six Months Ended June 30, 2019	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	$2,668	$23,395	$256,330
Frontier Masters Fund	-	7,665	9,754	126,036
Frontier Long/Short Commodity Fund	-	-	314	28,217
Frontier Balanced Fund	-	13,365	324,926	527,460
Frontier Select Fund	-	-	52,067	45,107
Frontier Global Fund	-	38,679	94,902	125,313
Frontier Heritage Fund	-	7,289	43,898	56,746

The following table summarizes fees payable to the Managing Owner as of June 30, 2020 and December 31, 2019.

As of June 30, 2020	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees
Frontier Diversified Fund	$-	$-	$-	$702	$16,024
Frontier Masters Fund	-	-	-	142	8,085
Frontier Long/Short Commodity Fund	-	-	-	-	2,426
Frontier Balanced Fund	-	8,823	552	23,719	44,493
Frontier Select Fund	-	-	153	5,173	3,686
Frontier Global Fund	-	-	166	7,879	15,665
Frontier Heritage Fund	-	-	705	4,932	7,981

As of December 31, 2019	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$-	$-	$-	$3,391	$35,877
Frontier Masters Fund	-	-	-	204	11,673
Frontier Long/Short Commodity Fund	-	-	-	-	3,468
Frontier Balanced Fund	-	8,795	105	41,635	70,179
Frontier Select Fund	-	-	-	6,906	6,000
Frontier Global Fund	-	-	56	11,263	22,540
Frontier Heritage Fund	-	-	166	5,362	11,170

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

For the six months ended June 30, 2020 and 2019, amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees were $0 and $0, respectively.

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

The following table outlines the interest paid by each series to the Managing owner and its ratio to average net assets for the three and six months ended June 30, 2020 and 2019.

Three Months Ended

	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Ratio to Average Net Assets	Ratio to Average Net Assets
Frontier Diversified Fund Class 1	$-	$-	0.00%	0.00%
Frontier Diversified Fund Class 2	-	-	0.00%	0.00%
Frontier Diversified Fund Class 3	-	-	0.00%	0.00%
Frontier Masters Fund Class 1	-	-	0.00%	0.00%
Frontier Masters Fund Class 2	-	-	0.00%	0.00%
Frontier Masters Fund Class 3	-	-	0.00%	0.00%
Frontier Long/Short Commodity Fund Class 2	5	3	0.01%	0.00%
Frontier Long/Short Commodity Fund Class 3	114	81	0.01%	0.01%
Frontier Long/Short Commodity Fund Class 1a	-	-	0.00%	0.00%
Frontier Long/Short Commodity Fund Class 2a	-	-	0.00%	0.00%
Frontier Long/Short Commodity Fund Class 3a	-	-	0.00%	0.00%
Frontier Balanced Fund Class 1	2,221	1,150	0.01%	0.01%
Frontier Balanced Fund Class 1AP	31	19	0.01%	0.01%
Frontier Balanced Fund Class 2	425	232	0.01%	0.01%
Frontier Balanced Fund Class 2a	5	3	0.00%	0.00%
Frontier Balanced Fund Class 3a	23	10	0.00%	0.00%
Frontier Select Fund Class 1	779	1,400	0.03%	0.01%
Frontier Select Fund Class 1AP	3	3	0.03%	0.00%
Frontier Select Fund Class 2	26	41	0.03%	0.01%
Frontier Global Fund Class 1	1,203	3,631	0.03%	0.27%
Frontier Global Fund Class 1AP	11	21	0.03%	0.27%
Frontier Global Fund Class 2	110	252	0.03%	0.26%
Frontier Heritage Fund Class 1	728	1,196	0.03%	0.07%
Frontier Heritage Fund Class 1AP	3	2	0.03%	0.10%
Frontier Heritage Fund Class 2	170	255	0.03%	0.07%

Total	$5,857	$8,299

Six Months Ended

	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Ratio to Average Net Assets	Ratio to Average Net Assets
Frontier Diversified Fund Class 1	$-	$-	0.00%	0.00%
Frontier Diversified Fund Class 2	-	-	0.00%	0.00%
Frontier Diversified Fund Class 3	-	-	0.00%	0.00%
Frontier Masters Fund Class 1	-	-	0.00%	0.00%
Frontier Masters Fund Class 2	-	-	0.00%	0.00%
Frontier Masters Fund Class 3	-	-	0.00%	0.00%
Frontier Long/Short Commodity Fund Class 2	8	9	0.02%	0.00%
Frontier Long/Short Commodity Fund Class 3	196	208	0.02%	0.01%
Frontier Long/Short Commodity Fund Class 1a	-	-	0.00%	0.00%
Frontier Long/Short Commodity Fund Class 2a	-	-	0.00%	0.00%
Frontier Long/Short Commodity Fund Class 3a	-	-	0.00%	0.00%
Frontier Balanced Fund Class 1	4,400	2,881	0.03%	0.01%
Frontier Balanced Fund Class 1AP	62	45	0.03%	0.01%
Frontier Balanced Fund Class 2	859	555	0.03%	0.01%
Frontier Balanced Fund Class 2a	10	7	0.01%	0.00%
Frontier Balanced Fund Class 3a	46	23	0.01%	0.00%
Frontier Select Fund Class 1	1,733	2,259	0.07%	0.01%
Frontier Select Fund Class 1AP	7	3	0.06%	0.00%
Frontier Select Fund Class 2	58	71	0.07%	0.01%
Frontier Global Fund Class 1	1,748	22,360	0.04%	0.27%
Frontier Global Fund Class 1AP	16	105	0.05%	0.27%
Frontier Global Fund Class 2	151	1,286	0.05%	0.26%
Frontier Heritage Fund Class 1	1,648	3,424	0.07%	0.07%
Frontier Heritage Fund Class 1AP	6	3	0.07%	0.10%
Frontier Heritage Fund Class 2	388	669	0.07%	0.07%

Total	$11,336	$33,908

7. Financial Highlights

The following information presents the financial highlights of the Series, for the three and six months ended June 30, 2020 and 2019. This data has been derived from the information presented in the financial statements.

For the three months ended June 30, 2020

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 1a	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, March 31, 2020	$79.15	$95.60	$89.39	$71.34	$86.18	$80.89	$47.69	$88.66	$56.98	$93.01	$60.02
Net operating results:
Interest income	0.01	0.01	0.01	0.02	0.02	0.02	0.02	0.03	0.02	0.03	0.02
Expenses	(0.85)	(0.63)	(0.58)	(3.81)	(1.19)	(1.12)	(0.69)	(0.48)	(0.31)	(0.51)	(0.33)
Net gain/(loss) on investments, net of non-controlling interests	(4.22)	(5.09)	(4.72)	(5.63)	(9.89)	(9.23)	(2.45)	(4.94)	(3.21)	(5.18)	(3.33)
Net income/(loss)	(5.06)	(5.72)	(5.30)	(9.42)	(11.05)	(10.33)	(3.12)	(5.39)	(3.50)	(5.66)	(3.64)
Net asset value, June 30, 2020	$74.09	$89.88	$84.09	$61.92	$75.13	$70.56	$44.58	$83.27	$53.49	$87.35	$56.38

Ratios to average net assets
Net investment income/(loss)	-3.38%	-2.07%	-2.07%	-21.01%	-5.36%	-5.36%	-5.96%	-2.17%	-2.17%	-2.17%	-2.17%
Expenses before incentive fees (3)(4)	3.41%	2.10%	2.10%	21.10%	5.45%	5.45%	6.10%	2.31%	2.31%	2.31%	2.31%
Expenses after incentive fees (3)(4)	3.41%	2.10%	2.10%	21.10%	5.45%	5.45%	6.10%	2.31%	2.31%	2.31%	2.31%
Total return before incentive fees (2)	-6.39%	-5.98%	-5.93%	-13.21%	-12.83%	-12.77%	-6.55%	-6.08%	-6.14%	-6.08%	-6.06%
Total return after incentive fees (2)	-6.39%	-5.98%	-5.93%	-13.21%	-12.83%	-12.77%	-6.55%	-6.08%	-6.14%	-6.08%	-6.06%

Incentive fee per share	-	-	-	-	-	-	-	-	-	-	-
Incentive Fee to ANA	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, March 31, 2020	$86.02	$101.87	$137.37	$119.07	$118.66	$67.48	$79.99	$106.15
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(1.35)	(0.90)	(17.96)	(1.06)	(1.05)	(0.83)	(0.45)	(0.59)
Net gain/(loss) on investments, net of non-controlling interests	(6.09)	(7.21)	7.02	(8.40)	(8.37)	(5.60)	(6.64)	(8.81)
Net income/(loss)	(7.43)	(8.11)	(10.93)	(9.46)	(9.42)	(6.44)	(7.09)	(9.40)
Net asset value, June 30, 2020	$78.59	$93.76	$126.44	$109.61	$109.24	$61.04	$72.90	$96.75

Ratios to average net assets
Net investment income/(loss)	-4.77%	-2.72%	-2.72%	-2.72%	-2.72%	-4.89%	-2.22%	-2.22%
Expenses before incentive fees (3)(4)	4.77%	2.72%	2.72%	2.72%	2.72%	4.89%	2.22%	2.22%
Expenses after incentive fees (3)(4)	4.77%	2.72%	2.72%	2.72%	2.72%	4.89%	2.22%	2.22%
Total return before incentive fees (2)	-8.64%	-7.96%	-7.96%	-7.94%	-7.94%	-9.54%	-8.86%	-8.86%
Total return after incentive fees (2)	-8.64%	-7.96%	-7.96%	-7.94%	-7.94%	-9.54%	-8.86%	-8.86%

Incentive fee per share	-	-	-	-	-	-	-	-
Incentive Fee to ANA	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

	Frontier Global Fund			Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, March 31, 2020	$145.97	$173.08	$215.64	$114.21	$135.37	$181.17
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(2.53)	(1.89)	(2.36)	(1.76)	(1.16)	(1.55)
Net gain/(loss) on investments, net of non-controlling interests	(21.76)	(25.83)	(32.19)	(15.94)	(18.96)	(25.38)
Net income/(loss)	(24.29)	(27.73)	(34.55)	(17.70)	(20.12)	(26.93)
Net asset value, June 30, 2020	$121.68	$145.35	$181.09	$96.51	$115.25	$154.24

Ratios to average net assets
Net investment income/(loss)	-7.44%	-4.70%	-4.70%	-6.79%	-3.79%	-3.79%
Expenses before incentive fees (3)(4)	7.44%	4.70%	4.70%	6.79%	3.79%	3.79%
Expenses after incentive fees (3)(4)	7.44%	4.70%	4.70%	6.79%	3.79%	3.79%
Total return before incentive fees (2)	-16.64%	-16.02%	-16.02%	-15.50%	-14.87%	-14.87%
Total return after incentive fees (2)	-16.64%	-16.02%	-16.02%	-15.50%	-14.87%	-14.87%

Incentive fee per share	-	-	-	-	-	-
Incentive Fee to ANA	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees is included in the total return.

For the three months ended June 30, 2019

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 1a	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, March 31, 2019	$100.84	$119.69	$111.62	$88.19	$104.69	$98.04	$50.14	$93.67	$58.96	$98.25	$61.96
Net operating results:
Interest income	0.01	0.01	0.01	0.03	0.04	0.04	0.01	0.02	0.01	0.02	0.01
Expenses	(1.69)	(1.12)	(1.05)	(2.10)	(1.68)	(1.57)	(0.82)	(0.66)	(0.41)	(0.69)	(0.44)
Net gain/(loss) on investments, net of non-controlling interests	3.29	3.53	3.38	1.20	1.05	1.02	3.53	5.49	3.68	5.76	3.92
Net income/(loss)	1.60	2.42	2.34	(0.86)	(0.59)	(0.51)	2.72	4.85	3.28	5.09	3.49
Net asset value, June 30, 2019	$102.44	$122.11	$113.96	$87.33	$104.10	$97.53	$52.86	$98.52	$62.24	$103.34	$65.45

Ratios to average net assets
Net investment income/(loss)	-6.74%	-3.73%	-3.73%	-9.40%	-6.32%	-6.32%	-6.30%	-2.66%	-2.66%	-2.66%	-2.66%
Expenses before incentive fees (3)(4)	6.77%	3.76%	3.76%	9.55%	6.48%	6.48%	6.38%	2.74%	2.74%	2.74%	2.74%
Expenses after incentive fees (3)(4)	6.77%	3.76%	3.76%	9.55%	6.48%	6.48%	6.38%	2.74%	2.74%	2.74%	2.74%
Total return before incentive fees (2)	1.59%	2.02%	2.10%	-0.98%	-0.56%	-0.52%	5.42%	5.18%	5.56%	5.18%	5.63%
Total return after incentive fees (2)	1.59%	2.02%	2.10%	-0.98%	-0.56%	-0.52%	5.42%	5.18%	5.56%	5.18%	5.63%
Incentive fee per share	-	-	-	-	-	-	-	-	-	-	-
Incentive Fee to ANA	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, March 31, 2019	$114.89	$132.01	$178.04	$154.27	$153.78	$70.76	$82.30	$107.99
Net operating results:
Interest income	0.06	0.07	0.09	0.08	0.08	0.00	0.00	0.00
Expenses	(2.00)	(1.30)	(1.76)	(1.52)	(1.52)	(1.00)	(0.52)	(0.69)
Net gain/(loss) on investments, net of non-controlling interests	3.41	3.91	5.28	4.66	4.57	6.27	6.56	9.66
Net income/(loss)	1.47	2.68	3.62	3.22	3.13	5.27	6.04	8.97
Net asset value, June 30, 2019	$116.36	$134.69	$181.66	$157.49	$156.91	$76.03	$88.34	$116.96

Ratios to average net assets
Net investment income/(loss)	-6.76%	-3.72%	-3.72%	-3.72%	-3.72%	-5.52%	-2.49%	-2.49%
Expenses before incentive fees (3)(4)	6.97%	3.93%	3.93%	3.93%	3.93%	5.52%	2.49%	2.49%
Expenses after incentive fees (3)(4)	6.97%	3.93%	3.93%	3.93%	3.93%	5.52%	2.49%	2.49%
Total return before incentive fees (2)	1.28%	2.03%	2.03%	2.09%	2.04%	7.45%	7.34%	8.31%
Total return after incentive fees (2)	1.28%	2.03%	2.03%	2.09%	2.04%	7.45%	7.34%	8.31%
Incentive fee per share	-	-	-	-	-	-	-	-
Incentive Fee to ANA	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

	Frontier Global Fund			Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, March 31, 2019	$136.33	$156.50	$195.48	$99.68	$112.44	$153.46
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(3.15)	(2.42)	(3.02)	(1.71)	(1.12)	(1.46)
Net gain/(loss) on investments, net of non-controlling interests	10.46	12.05	15.02	11.63	15.02	17.96
Net income/(loss)	7.31	9.63	12.00	9.92	13.90	16.50
Net asset value, June 30, 2019	$143.64	$166.13	$207.48	$109.60	$126.34	$169.96

Ratios to average net assets
Net investment income/(loss)	-9.11%	-6.07%	-6.07%	-6.76%	-3.71%	-3.71%
Expenses before incentive fees (3)(4)	9.11%	6.07%	6.07%	6.76%	3.71%	3.71%
Expenses after incentive fees (3)(4)	9.11%	6.07%	6.07%	6.76%	3.71%	3.71%
Total return before incentive fees (2)	5.36%	6.15%	6.14%	9.95%	12.36%	10.75%
Total return after incentive fees (2)	5.36%	6.15%	6.14%	9.95%	12.36%	10.75%
Incentive fee per share	-	-	-	-	-	-
Incentive Fee to ANA	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees is included in the total return.

For the six months ended June 30, 2020

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 1a	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2019	$101.10	$121.58	$113.61	$72.28	$87.18	$81.78	$44.20	$81.60	$52.55	$85.64	$55.31
Net operating results:
Interest income	0.01	0.01	0.01	0.05	0.06	0.06	0.04	0.07	0.04	0.07	0.05
Expenses	(3.31)	(1.98)	(1.76)	(8.37)	(2.64)	(2.47)	(1.44)	(1.09)	(0.70)	(1.14)	(0.74)
Net gain/(loss) on investments, net of non-controlling interests	(23.71)	(29.73)	(27.76)	(2.04)	(9.48)	(8.81)	1.77	2.68	1.60	2.78	1.76
Net income/(loss)	(27.01)	(31.70)	(29.52)	(10.36)	(12.05)	(11.22)	0.37	1.67	0.94	1.71	1.07
Net asset value, June 30, 2020	$74.09	$89.88	$84.09	$61.92	$75.13	$70.56	$44.58	$83.27	$53.49	$87.35	$56.38

Ratios to average net assets
Net investment income/(loss)	-7.10%	-3.56%	-3.56%	-23.98%	-6.12%	-6.12%	-6.23%	-2.43%	-2.43%	-2.43%	-2.43%
Expenses before incentive fees (3)(4)	7.12%	3.58%	3.58%	24.13%	6.27%	6.27%	6.39%	2.59%	2.59%	2.59%	2.59%
Expenses after incentive fees (3)(4)	7.12%	3.58%	3.58%	24.13%	6.27%	6.27%	6.39%	2.59%	2.59%	2.59%	2.59%
Total return before incentive fees (2)	-26.71%	-26.07%	-25.98%	-14.34%	-13.83%	-13.72%	0.83%	2.04%	1.79%	2.00%	1.94%
Total return after incentive fees (2)	-26.71%	-26.07%	-25.98%	-14.34%	-13.83%	-13.72%	0.83%	2.04%	1.79%	2.00%	1.94%

Incentive fee per share	-	-	-	-	-	-	-	-	-	-	-
Incentive Fee to ANA	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2019	$117.23	$137.81	$185.82	$161.04	$160.50	$66.56	$78.51	$103.94
Net operating results:
Interest income	0.03	0.04	0.05	0.05	0.05	0.00	0.00	0.00
Expenses	(3.37)	(2.25)	(3.03)	(2.64)	(2.62)	(1.80)	(0.96)	(1.28)
Net gain/(loss) on investments, net of non-controlling interests	(35.30)	(41.84)	(56.41)	(48.84)	(48.69)	(3.71)	(4.65)	(5.92)
Net income/(loss)	(38.64)	(44.05)	(59.38)	(51.43)	(51.26)	(5.52)	(5.61)	(7.19)
Net asset value, June 30, 2020	$78.59	$93.76	$126.44	$109.61	$109.24	$61.04	$72.90	$96.75

Ratios to average net assets
Net investment income/(loss)	-6.82%	-3.83%	-3.83%	-3.83%	-3.83%	-5.46%	-2.46%	-2.46%
Expenses before incentive fees (3)(4)	6.89%	3.90%	3.90%	3.90%	3.90%	5.46%	2.46%	2.46%
Expenses after incentive fees (3)(4)	6.89%	3.90%	3.90%	3.90%	3.90%	5.46%	2.46%	2.46%
Total return before incentive fees (2)	-32.96%	-31.96%	-31.96%	-31.94%	-31.94%	-8.29%	-7.15%	-6.92%
Total return after incentive fees (2)	-32.96%	-31.96%	-31.96%	-31.94%	-31.94%	-8.29%	-7.15%	-6.92%

Incentive fee per share	-	-	-	-	-	-	-	-
Incentive Fee to ANA	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

	Frontier Global Fund			Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2019	$131.52	$154.43	$192.82	$97.54	$114.15	$153.59
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(5.46)	(4.07)	(5.10)	(3.60)	(2.41)	(3.23)
Net gain/(loss) on investments, net of non-controlling interests	(4.38)	(5.00)	(6.63)	2.57	3.51	3.87
Net income/(loss)	(9.84)	(9.08)	(11.73)	(1.03)	1.10	0.65
Net asset value, June 30, 2020	$121.68	$145.35	$181.09	$96.51	$115.25	$154.24

Ratios to average net assets
Net investment income/(loss)	-8.08%	-5.08%	-5.08%	-6.90%	-3.90%	-3.90%
Expenses before incentive fees (3)(4)	8.08%	5.08%	5.08%	6.90%	3.90%	3.90%
Expenses after incentive fees (3)(4)	8.08%	5.08%	5.08%	6.90%	3.90%	3.90%
Total return before incentive fees (2)	-7.48%	-5.88%	-6.08%	-1.05%	0.96%	0.42%
Total return after incentive fees (2)	-7.48%	-5.88%	-6.08%	-1.05%	0.96%	0.42%

Incentive fee per share	-	-	-	-	-	-
Incentive Fee to ANA	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees is included in the total return.

For the six months ended June 30, 2019

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 1a	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2018	$102.25	$120.84	$112.62	$91.10	$107.68	$100.77	$56.80	$98.82	$66.52	$103.66	$69.83
Net operating results:
Interest income	0.04	0.05	0.05	0.04	0.05	0.05	0.03	0.05	0.03	0.05	0.03
Expenses	(3.32)	(2.16)	(2.02)	(3.59)	(3.12)	(2.92)	(1.59)	(1.25)	(0.78)	(1.31)	(0.83)
Net gain/(loss) on investments, net of non-controlling interests	3.47	3.38	3.31	(0.22)	(0.51)	(0.37)	(2.38)	0.90	(3.53)	0.94	(3.58)
Net income/(loss)	0.19	1.27	1.34	(3.77)	(3.58)	(3.24)	(3.94)	(0.30)	(4.28)	(0.32)	(4.38)
Net asset value, June 30, 2019	$102.44	$122.11	$113.96	$87.33	$104.10	$97.53	$52.86	$98.52	$62.24	$103.34	$65.45

Ratios to average net assets
Net investment income/(loss)	-13.31%	-7.23%	-7.23%	-16.90%	-12.15%	-12.15%	-12.58%	-5.12%	-5.12%	-5.12%	-5.12%
Expenses before incentive fees (3)(4)	13.49%	7.40%	7.40%	17.10%	12.35%	12.35%	12.80%	5.34%	5.34%	5.34%	5.34%
Expenses after incentive fees (3)(4)	13.49%	7.40%	7.40%	17.10%	12.35%	12.35%	12.80%	5.34%	5.34%	5.34%	5.34%
Total return before incentive fees (2)	0.19%	1.05%	1.19%	-4.14%	-3.32%	-3.22%	-6.94%	-0.30%	-6.43%	-0.31%	-6.27%
Total return after incentive fees (2)	0.19%	1.05%	1.19%	-4.14%	-3.32%	-3.22%	-6.94%	-0.30%	-6.43%	-0.31%	-6.27%
Incentive fee per share	-	-	-	-	-	-	-	-	-	-	-
Incentive Fee to ANA	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2018	$117.63	$134.16	$180.94	$156.81	$156.26	$71.41	$82.48	$108.18
Net operating results:
Interest income	0.10	0.12	0.16	0.14	0.14	0.00	0.00	0.00
Expenses	(3.96)	(2.60)	(3.50)	(3.04)	(3.03)	(1.92)	(1.04)	(1.33)
Net gain/(loss) on investments, net of non-controlling interests	2.59	3.01	4.06	3.58	3.54	6.54	6.90	10.11
Net income/(loss)	(1.27)	0.53	0.72	0.68	0.65	4.62	5.86	8.78
Net asset value, June 30, 2019	$116.36	$134.69	$181.66	$157.49	$156.91	$76.03	$88.34	$116.96

Ratios to average net assets
Net investment income/(loss)	-13.67%	-7.63%	-7.63%	-7.63%	-7.63%	-11.10%	-5.06%	-5.06%
Expenses before incentive fees (3)(4)	14.04%	8.00%	8.00%	8.00%	8.00%	11.10%	5.06%	116.96%
Expenses after incentive fees (3)(4)	14.04%	8.00%	8.00%	8.00%	8.00%	11.10%	5.06%	116.96%
Total return before incentive fees (2)	-1.08%	0.40%	0.40%	0.43%	0.42%	6.47%	7.10%	8.12%
Total return after incentive fees (2)	-1.08%	0.40%	0.40%	0.43%	0.42%	6.47%	7.10%	8.12%
Incentive fee per share	-	-	-	-	-	-	-	-
Incentive Fee to ANA	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

	Frontier Global Fund			Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2018	$131.57	$149.92	$187.17	$99.83	$111.78	$152.53
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(5.21)	(3.73)	(4.65)	(3.24)	(2.16)	(2.75)
Net gain/(loss) on investments, net of non-controlling interests	17.28	19.94	24.96	13.01	16.72	20.18
Net income/(loss)	12.07	16.21	20.31	9.77	14.56	17.43
Net asset value, June 30, 2019	$143.64	$166.13	$207.48	$109.60	$126.34	$169.96

Ratios to average net assets
Net investment income/(loss)	-15.82%	-9.78%	-9.78%	-13.39%	-7.34%	-7.34%
Expenses before incentive fees (3)(4)	15.82%	9.78%	9.78%	13.39%	7.34%	7.34%
Expenses after incentive fees (3)(4)	15.82%	9.78%	9.78%	13.39%	7.34%	7.34%
Total return before incentive fees (2)	9.17%	10.81%	10.85%	9.79%	13.03%	11.43%
Total return after incentive fees (2)	9.17%	10.81%	10.85%	9.79%	13.03%	11.43%
Incentive fee per share	-	-	-	-	-	-
Incentive Fee to ANA	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees is included in the total return.

8. Derivative Instruments and Hedging Activities

The Series’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Series do not enter into or hold positions for hedging purposes as defined under ASC 815, Derivatives and Hedging (“ASC 815”). The detail of the fair value of the Series’ derivatives by instrument types as of June 30, 2020 and December 31, 2019 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to each Series’ position in swap contracts. There are embedded management fees in transacting these swaps ranging from 1% to 1.5% based on fair value of swaps and the embedded incentive fees ranging from 15% to 25% based on net new trading profits on swaps.

The following tables summarize the monthly averages of futures contracts bought and sold for each respective Series of the Trust:

For the Six Months ended June 30, 2020

Monthly average contracts:

	Bought	Sold

Frontier Balanced Fund	568	490

For the Six Months ended June 30, 2019

Monthly average contracts:

	Bought	Sold

Frontier Balanced Fund	480	581

The following tables summarize the trading revenues for the three and six months ended June 30, 2020, and 2019 by sector:

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended June 30, 2020

Type of contract	Frontier Balanced Fund

Agriculturals	$(27,242)
Currencies	3,074
Energies	(9,668)
Interest rates	(113,962)
Metals	10,260
Stock indices	(77,990)
Realized trading income/(loss)(1)	$(221,676)

Realized Trading Revenue from Futures, Forwards and Options

for the Six Months Ended June 30, 2020

Type of contract	Frontier Balanced Fund

Agriculturals	$25,052
Currencies	(89,048)
Energies	14,070
Interest rates	128,434
Metals	316,370
Stock indices	25,681
Realized trading income/(loss)(1)	$420,559

(1)	Amounts recorded in the Statements of Operations under Net realized gain(loss) on futures forwards and options.

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended June 30, 2019

Type of contract	Frontier Balanced Fund

Agriculturals	$64,042
Currencies	(123,270)
Energies	(7,996)
Interest rates	312,541
Metals	13,674
Stock indices	(5,618)
Realized trading income/(loss)(1)	$253,373

(1)	Amounts recorded in the Statements of Operations under Net realized gain(loss) on futures forwards and options.

Realized Trading Revenue from Futures, Forwards and Options

for the Six Months Ended June 30, 2019

Type of contract	Frontier Balanced Fund

Agriculturals	$18,952
Currencies	(241,334)
Energies	(37,678)
Interest rates	548,174
Metals	8,700
Stock indices	(38,915)
Realized trading income/(loss)(1)	$257,899

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended June 30, 2020

Type of contract	Frontier Balanced Fund

Agriculturals	$32,288
Currencies	(49,704)
Energies	(1,630)
Interest rates	44,437
Metals	(86,875)
Stock indices	10,168
Change in unrealized trading income/(loss)(1)	$(51,316)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Six Months Ended June 30, 2020

Type of contract	Frontier Balanced Fund

Agriculturals	$14,916
Currencies	(20,473)
Energies	(4,275)
Interest rates	36,412
Metals	(113,782)
Stock indices	10,168
Change in unrealized trading income/(loss)(1)	$(77,034)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended June 30, 2019

Type of contract	Frontier Balanced Fund

Agriculturals	$(17,348)
Currencies	16,367
Energies	(7,260)
Interest rates	(99,664)
Metals	4,519
Stock indices	9,106
Change in unrealized trading income/(loss)(1)	$(94,280)

(1)	Amounts recorded in the Statements of Operations under Net change in open trade equity/(deficit)

 Net Change in Open Trade Equity from Futures, Forwards and Options for the Six Months Ended June 30, 2019

Type of contract	Frontier Balanced Fund

Agriculturals	$(41,639)
Currencies	(57,496)
Energies	1,510
Interest rates	(107,355)
Metals	6,931
Stock indices	1,534
Change in unrealized trading income/(loss)(1)	$(196,515)

(1)	Amounts recorded in the Statements of Operations under Net change in open trade equity/(deficit)

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

The following tables present gross and net information about the Series’ assets and liabilities subject to master netting arrangements as disclosed on the statements of financial condition as of June 30, 2020 and December 31, 2019.

As of June 30, 2020

	Gross Amounts of recognized Derivative Assets/ Liabilities	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition
Frontier Balanced Fund
Open Trade Equity/(Deficit)	$660,810	$(668,927)	$(8,117)
Swap Contracts	7,488,340	-	7,488,340

Frontier Diversified Fund
Swap Contracts	$4,629,556	$-	$4,629,556

Frontier Long/Short Commodity Fund
Swap Contracts	$582,519	$-	$582,519

As of December 31, 2019

	Gross Amounts of recognized Derivative Assets/ Liabilities	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition
Frontier Balanced Fund
Open Trade Equity/(Deficit)	$154,778	$(38,594)	$116,184
Swap Contracts	11,944,753	-	$11,944,753

Frontier Diversified Fund
Swap Contracts	$6,384,583	$-	$6,384,583

Frontier Long/Short Commodity Fund
Swap Contracts	$362,521	$-	$362,521

Frontier Heritage Fund
Swap Contracts	$2,888,009	$-	$2,888,009

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

From July 1, 2020 through August 10, 2020, Frontier Balanced Fund, Frontier Diversified Fund, Frontier Heritage Fund, Frontier Long/Short Commodity Fund, Frontier Masters Fund, Frontier Select Fund, and Frontier Global Fund paid $320,587, $413,886, $8,869, $2,561, $55,039, $5,500 and $72,127, respectively, in redemptions.

Effective July 20, 2020, Doherty Advisors, LLC accessed through Galaxy Plus Fund – Doherty Feeder Fund (528) LLC ceased to act as a commodity trading advisor to the Trust.

Effective August 1, 2020, John Locke SA accessed through Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC became a new major commodity trading advisor for Frontier Diversified Fund, Frontier Balanced Fund, Frontier Select Fund and Frontier Masters Fund.

Frontier Funds

Consolidated Statements of Financial Condition

June 30, 2020 (Unaudited) and December 31, 2019

	June 30, 2020	December 31, 2019

ASSETS

Cash and cash equivalents	$1,057,205	$367,568
U.S. Treasury securities, at fair value	607,107	650,728
Receivable from futures commission merchants	623,534	2,526,242
Open trade equity, at fair value	-	116,184
Swap contracts, at fair value	12,700,415	21,579,865
Investments in private investment companies, at fair value	26,243,398	35,926,037
Interest receivable	2,019	13,363
Due from Managing Owner	-	-
Receivable from related parties	11,453	11,453
Redemptions receivable from private investment companies	912,803	552,017
Other assets	9,065	5,700

Total Assets	$42,166,999	$61,749,157

LIABILITIES & CAPITAL

LIABILITIES
Open trade equity, at fair value	$8,117	$-
Redemptions payable	93,653	133,633
Management fees payable to Managing Owner	8,823	8,795
Interest payable to Managing Owner	1,576	327
Trading fees payable to Managing Owner	98,360	160,907
Service fees payable to Managing Owner	42,547	68,762
Risk analysis fees payable	8,520	8,465
Advance on unrealized Swap Appreciation	10,291,555	12,191,555
Subscriptions in advance for service fee rebates	622,000	598,042
Other liabilities	15,226	22,078

Total Liabilities	11,190,377	13,192,564

OWNERS CAPITAL
Managing Owner Units	344,052	487,974
Limited Owner Units	30,632,570	48,068,619

Total Owners Capital	30,976,622	48,556,593

Total Liabilities and Owners Capital	$42,166,999	$61,749,157

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Condensed Schedule of Investments

June 30, 2020 (unaudited)

% of Total Capital
Description	Fair Value	(Net Asset Value)
LONG FUTURES CONTRACTS *
Various agriculture futures contracts (U.S.)	$(7,800)	-0.03%
Various currency futures contracts (Oceanic)	19,850	0.06%
Various interest rates futures contracts (Europe)	269,732	0.87%
Various precious metal futures contracts (U.S.)	21,400	0.07%
Various soft futures contracts (U.S.)	4,085	0.01%
Various stock index futures contracts (Europe)	(12,328)	-0.04%

Total Long Futures Contracts	$294,939	0.94%
SHORT FUTURES CONTRACTS *
Various agriculture futures contracts (U.S.)	810	0.00%
Various currency futures contracts (Oceanic)	(37,497)	-0.12%
Various energy futures contracts (U.S.)	(1,540)	0.00%
Various interest rates futures contracts (Europe)	(218,579)	-0.71%
Various precious metal futures contracts (U.S.)	(56,407)	-0.18%
Various soft futures contracts (U.S.)	(6,590)	-0.02%
Various currency futures contracts (U.S.)	(2,213)	-0.01%
Various stock index futures contracts (Europe)	(2,789)	-0.01%
Total Short Futures Contracts	$(324,805)	-1.05%
CURRENCY FORWARDS *
Various currency forwards contracts (NA)	21,749	0.07%
Total Currency Forwards	$21,749	0.07%
Total Open Trade Equity (Deficit)	$(8,117)	-0.04%
SWAPS (1)
Frontier XXXIV Balanced select swap (U.S.)	7,488,340	24.17%
Frontier XXXV Diversified select swap (U.S.)	4,629,556	14.95%
Frontier XXXVII L/S select swap (U.S.)	582,519	1.88%
Total Swaps	$12,700,415	41.00%
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	4,400,232	14.21%
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	3,283,004	10.60%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	1,885,547	6.09%
Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	85,545	0.28%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	1,240,606	4.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	9,101,587	29.38%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	5,838,318	18.85%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	408,559	1.32%
Total Private Investment Companies	$26,243,398	84.73%
U.S. TREASURY SECURITIES
FACE VALUE	Fair Value
$455,000	US Treasury Note 6.875% due 08/15/2025 (Cost $607,104)	607,107	1.96%
Total U.S. Treasury Securities	$607,107	1.96%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Consolidated Financial Statements, Note 4.
(2)	See Notes to Consolidated Financial Statements, Note 5.

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Condensed Schedule of Investments

December 31, 2019

		% of Total Capital
Description	Fair Value	(Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$(3,344)	-0.01%
Various agriculture futures contracts (U.S.)	22,437	0.05%
Various soft futures contracts (Far East)	709	0.00%
Various energy futures contracts (U.S.)	(735)	0.00%
Various soft futures contracts (U.S.)	1,740	0.00%
Various interest rates futures contracts (Europe)	(2,763)	-0.01%
Various precious metal futures contracts (U.S.)	45,590	0.09%
Various stock index futures contracts (Europe)	(2,506)	-0.01%
Various stock index futures contracts (Far East)	(7,157)	-0.01%
Various stock index futures contracts (Oceanic)	(21,237)	-0.04%
Various stock index futures contracts (U.S.)	21,385	0.04%
Total Long Futures Contracts	$54,119	0.10%
SHORT FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$(6,369)	-0.01%
Various agriculture futures contracts (U.S.)	(1,410)	0.00%
Various energy futures contracts (U.S.)	3,380	0.01%
Various interest rates futures contracts (Europe)	9,572	0.02%
Various interest rates futures contracts (Far East)	1,104	0.00%
Various soft futures contracts (U.S.)	(3,340)	-0.01%
Total Short Futures Contracts	$2,937	0.01%
CURRENCY FORWARDS *
Various currency forwards contracts (NA)	59,128	0.12%
Total Currency Forwards	$59,128	0.12%
Total Open Trade Equity (Deficit)	$116,184	0.23%
SWAPS (1)
Frontier Brevan Howard swap (U.S.)	$2,888,008	5.95%
Frontier XXXIV Balanced select swap (U.S.)	11,944,753	24.60%
Frontier XXXV Diversified select swap (U.S.)	6,384,583	13.15%
Frontier XXXVII L/S select swap (U.S.)	362,521	0.75%
Total Swaps	$21,579,865	44.45%
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund – EvE STP Feeder Fund (516) LLC	$1,484,422	3.06%
Galaxy Plus Fund – Doherty Feeder Fund (528) LLC	3,180,963	6.55%
Galaxy Plus Fund – Fort Contrarian Feeder Fund (510) LLC	4,620,630	9.52%
Galaxy Plus Fund – QIM Feeder Fund (526) LLC	4,016,291	8.27%
Galaxy Plus Fund – Quest Fit Feeder Fund (535) LLC	157,773	0.32%
Galaxy Plus Fund – Quest Feeder Fund (517) LLC	1,032,745	2.13%
Galaxy Plus Fund – Aspect Feeder Fund (532) LLC	12,052,434	24.82%
Galaxy Plus Fund – Welton GDP Feeder Fund (538) LLC	6,565,468	13.52%
Galaxy Plus Fund – TT Feeder Fund (531) LLC	1,821,275	3.75%
Galaxy Plus Fund – LRR Feeder Fund (522) LLC	994,036	2.05%
Total Private Investment Companies	$35,926,037	73.99%

U.S. TREASURY SECURITIES

FACE VALUE

		Fair Value
$510,000	US Treasury Note 6.875% due 08/15/2025 (Cost $652,026)	$650,728	1.34%
	Total U.S. Treasury Securities	$650,728	1.34%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Consolidated Financial Statements, Note 4.
(2)	See Notes to Consolidated Financial Statements, Note 5.

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Statements of Operations

For the Three Months Ended June 30, 2020 and 2019 (unaudited)

	June 30, 2020	June 30, 2019

Investment income:
Interest - net	$1,798	$16,734

Total Income	1,798	16,734

Expenses:
Management Fees	4,704	17,989
Risk analysis Fees	1,411	(3,820)
Service Fees - Class 1	152,889	257,901
Due Diligence Fees	2,711	-
Trading Fees	328,254	581,958
Other Fees	38	-

Total Expenses	490,007	854,028

Investment income/(loss) - net	(488,209)	(837,294)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(221,676)	178,497
Net unrealized gain/(loss) on private investment companies	937,067	2,025,004
Net realized gain/(loss) on private investment companies	(3,755,156)	127,735
Net change in open trade equity/(deficit)	(51,316)	(19,404)
Net realized gain/(loss) on swap contracts	(189,734)	-
Net unrealized gain/(loss) on swap contracts	249,461	244,541
Net realized gain/(loss) on U.S. Treasury securities	5,764	(43,742)
Net unrealized gain/(loss) on U.S. Treasury securities	(7,730)	53,004
Trading commissions	(3,683)	(9,167)

Net gain/(loss) on investments	(3,037,003)	2,556,468

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(3,525,212)	$1,719,174

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Statements of Operations

For the Six Months Ended June 30, 2020 and 2019 (unaudited)

	June 30, 2020	June 30, 2019

Investment income:
Interest - net	$9,780	$60,906

Total Income	9,780	60,906

Expenses:
Management Fees	9,724	69,666
Risk analysis Fees	2,917	2,872
Service Fees - Class 1	355,224	549,256
Due Diligence Fees	6,843	-
Trading Fees	772,150	1,165,209
Other Fees	38	-

Total Expenses	1,146,896	1,787,003

Investment income/(loss) - net	(1,137,116)	(1,726,097)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	420,559	(1,098,852)
Net unrealized gain/(loss) on private investment companies	1,729,759	4,859,737
Net realized gain/(loss) on private investment companies	(3,974,277)	(1,792,671)
Net change in open trade equity/(deficit)	(77,035)	506,148
Net realized gain/(loss) on swap contracts	(189,734)	-
Net unrealized gain/(loss) on swap contracts	(7,241,457)	(104,923)
Net realized gain/(loss) on U.S. Treasury securities	45,731	59,596
Net unrealized gain/(loss) on U.S. Treasury securities	4,581	(32,268)
Trading commissions	(12,058)	(20,240)

Net gain/(loss) on investments	(9,293,931)	2,376,527

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(10,431,047)	$650,430

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Statements of Changes in Owners’ Capital

For the Six Months Ending June 30, 2020 (unaudited)

	Managing Owner	Limited Owners	Total

Owners’ Capital, December 31, 2019	$487,974	$48,068,619	$48,556,593

Sale of Units (including transfers)	-	-	-
Redemption of Units (including transfers)	-	(7,148,924)	(7,148,924)
Payment made by Related Party	-	-	-
Payment made by Managing Owner	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations	(143,922)	(10,287,125)	(10,431,047)

Owners’ Capital, June 30, 2020	$344,052	$30,632,570	$30,976,622

The consolidated Trust is not unitized as are the individual Series of the Trust

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2020 and 2019 (Unaudited)

	June 30, 2020	June 30, 2019

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(10,431,047)	$650,430
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity	124,301	(440,336)
Net unrealized (gain)/loss on swap contracts	7,241,457	104,923
Net realized (gain)/loss on swap contracts	(189,734)	-
Net unrealized (gain)/loss on U.S. Treasury securities	(4,581)	32,268
Net realized (gain)/loss on U.S. Treasuries securities	45,731	(59,596)
Net unrealized (gain)/loss on private investment companies	(2,327,472)	(4,859,737)
Net realized (gain)/loss on private investment companies	(3,974,277)	1,792,671
(Purchases) sales of:
Sales of swap contracts	1,491,965	-
Reduction of collateral in Swap contracts	(1,564,238)	-
(Purchases) of U.S. Treasury securities	(4,338,268)	(8,596,723)
Sales of U.S. Treasury securities	4,928,672	12,656,776
(Purchases) of Private Investment Companies	3,300,220	(22,654,399)
Sales of Private Investment Companies	12,086,455	26,557,496
U.S. Treasury interest and premium paid/amortized	9,780	28,153
Increase and/or decrease in:
Receivable from futures commission merchants	1,902,708	8,286,649
Interest receivable	11,344	84,753
Other assets	(3,365)	(6,153)
Redemptions receivable from private investment companies	(360,786)	-
Incentive fees payable to Managing Owner	-	67,948
Management fees payable to Managing Owner, net of change in receivable	28	(69,217)
Interest payable to Managing Owner	1,249	(9,222)
Trading fees payable to Managing Owner	(62,547)	(146,967)
Service fees payable to Managing Owner	(26,215)	77,363
Risk analysis fees payable	55	(17,568)
Subscriptions in advance for service fee rebates	23,958	66,682
Other liabilities	(6,852)	16,659

Net cash provided by operating activities	7,878,541	13,562,853
Cash Flows from Financing Activities:

Redemption of Units (including transfers)	(7,148,924)	(15,401,634)
Redemptions payable	(39,980)	425,517

Net cash used in financing activities	(7,188,904)	(14,976,117)

Net increase (decrease) in cash and cash equivalents	689,637	(1,413,264)

Cash and cash equivalents, beginning of period	367,568	1,729,879
Cash and cash equivalents, end of period	$1,057,205	$316,615

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

The Trust, with respect to each Series:

●	engages in the speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts), and may, from time to time, engage in cash and spot transactions;

●	allocates funds to a limited liability trading company or companies (“Trading Company” or “Trading Companies”) and Galaxy Plus (as defined below) entities. Except as otherwise described in these notes, each Trading Company and Galaxy Plus entity has one-year renewable contracts with its own independent commodity trading advisor(s), or each, a Trading Advisor, that will manage all or a portion of such Trading Company’s and Galaxy Plus entity’s assets and make the trading decisions for the assets of each Series invested in such Trading Company and Galaxy Plus entity. Each Trading Company and Galaxy Plus entity will segregate its assets from any other Trading Company and Galaxy Plus entity;

●	maintains separate, distinct records for each Series, and accounts for the assets of each Series separately from the other Series;

●	calculates the Net Asset Value (“NAV”) of its Units for each Series separately from the other Series;

●	has an investment objective of increasing the value of each Series’ Units over the long term (capital appreciation), while managing risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments;

●	maintains each Series of Units in three to seven sub-classes—Class 1, Class 1AP, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of Frontier Diversified Fund, Frontier Masters Fund, and Frontier Long/Short Commodity Fund are charged a service fee of up to two percent (2.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to two percent (2.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to two percent (2.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. Investors who have purchased Class 1 or Class 1a Units of Frontier Balanced Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Global Fund are charged a service fee of up to three percent (3.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to selling agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Frontier Diversified Fund, and Frontier Masters Fund or Class 2a Units of the Frontier Long/Short Commodity Fund sold until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series. Class 1AP was created as a sub-class of Class 1 and it has been presented separately because the fees applicable to it are different from those applicable to Class 1. Currently the service fee is not charged to Class 1AP investors. The Managing Owner may also pay selling agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such selling agents; and

●	all payments made to selling agents who are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and their associated persons that constitute underwriting compensation will be subject to the limitations set forth in Rule 2310(b)(4)(B)(ii) (formerly Rule 2810(b)(4)(B)(ii)) of the Conduct Rules of FINRA (“Rule 2310”). An investor’s Class 1 Units or Class 2 Units of any Series, or Class 1a Units or Class 2a Units of the Frontier Long/Short Commodity Fund or Frontier Balanced Fund will be classified as Class 3 or Class 3a Units of such Series, as applicable, when the Managing Owner determines that the fee limitation set forth in Rule 2310 with respect to such Units has been reached or will be reached. The service fee limit applicable to each unit sold is reached upon the earlier of when (i) the aggregate initial and ongoing service fees received by the selling agent with respect to such unit equals 9% of the purchase price of such unit or (ii) the aggregate underwriting compensation (determined in accordance with FINRA Rule 2310) paid in respect of such unit totals 10% of the purchase price of such unit. No service fees are paid with respect to Class 3 or Class 3a Units. Units of any Class in a Series may be redeemed, in whole or in part, on a daily basis, at the then current NAV per Unit for such Series on the day of the week after the date the Managing Owner is in receipt of a redemption request for at least one (1) business day to be received by the Managing Owner prior to 4:00 PM in New York.

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

As of June 30, 2020, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund Frontier Global Fund and Frontier Heritage Fund, separates Units into a maximum of three separate Classes- Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Balanced Fund, separates Units into a maximum of five separate Classes— Class 1, Class 1AP, Class 2, Class 2A and Class 3A. The Trust, with respect to the Frontier Long/Short Commodity Fund, separates Units into a maximum of five separate Classes— Class 1A, Class 2A, Class 2, Class 3A and Class 3. Between April 15, 2016 and May 10, 2017, a portion of the interests in Frontier Trading Company I, LLC and all of the interests in Frontier Trading Company VII, LLC, Frontier Trading Company XV, LLC, and Frontier Trading Company XXIII LLC held by Frontier Diversified Fund, Frontier Masters Fund, Frontier Select Fund, Frontier Balanced Fund and Frontier Long/Short Commodity Fund were exchanged for equivalent interests in the Galaxy Plus Managed Account Platform (“Galaxy Plus”) which is an unaffiliated, third-party managed account platform. The assets of Frontier Trading Company I, LLC, which included exposure to Quantmetrics Capital Management LLP’s Multi-Strategy Program, Quantitative Investment Management, LLC’s Quantitative Global Program, Quest Partners LLC’s Quest Tracker Index Program, Chesapeake Capital Management, LLC’s Diversified Program, and Doherty Advisors LLC’s Relative Value Moderate Program, the assets of Frontier Trading Company VII, LLC, which included exposure to Emil van Essen LLC’s Multi-Strategy Program, Rosetta Capital Management, LLC’s Rosetta Trading Program, and Landmark Trading Company’s Landmark Program, the assets of Frontier Trading Company XV, LLC, which included exposure to Transtrend B.V.’s TT Enhanced Risk (USD) Program, and the assets of Frontier Trading Company XXIII, LLC which included exposure to Fort L.P.’s Global Contrarian Program have been transferred to individual Delaware limited liability companies (“Master Funds”) in Galaxy Plus. Each Master Fund is sponsored and operated by Gemini Alternative Funds, LLC (“Sponsor”). The Sponsor has contracted with the Trading Advisors to manage the portfolios of the Master Funds pursuant to the advisors’ respective program. For those Series that invest in Galaxy Plus entities, approximately 30-70% of those Series assets are used to support the margin requirements of the Master Funds. The remaining assets of the Series are split between investments in Trading Companies and a pooled cash management account that invests primarily in U.S. Treasury securities. For those Series that do not invest in Galaxy Plus entities, their assets are split between investments in Trading Companies and investments in the pooled cash management account.

As of June 30, 2020, Frontier Global Fund has invested a portion of its assets in a single Trading Company, and a single Trading Advisor manages 100% of the assets invested in such Trading Company. Each of the remaining Series has invested a portion of its assets in several different Trading Companies or Galaxy Plus entities and one or more Trading Advisors may manage the assets invested in such Trading Companies or Galaxy Plus entities.

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

Consolidation— The Series, through investing in the Trading Companies and Galaxy Plus entities, authorize certain Trading Advisors to place trades and manage assets at predetermined investment levels. The Trading Companies were organized by the Managing Owner for the purpose of investing in commodities interests and derivative instruments, and have no operating income or expenses, except for trading income and expenses and a risk analysis fee (for closed Series only), all of which is allocated to the Series, if consolidated by a Series. Galaxy Plus is a series of Delaware limited liability companies, sponsored by Gemini Alternative Funds, LLC, that create exposure to a variety of third-party professional managed futures and foreign exchange advisors. Galaxy Plus is available to qualified high-net-worth individuals and institutional investors. Investment interests in Galaxy Plus entities are accounted for using net asset value as the practical expedient, which approximates fair value. Fair value represents the proportionate share of the Trust’s interest in the NAV in the Galaxy Plus entities. The equity interest held by Trust is shown as investments in private investment companies in the statements of financial condition. The income or loss attributable thereto in proportion to of the investment level of the private investment companies is shown in the statements of operations as net unrealized gain/(loss) on private investment companies. The Trading Companies and Series of the Trust are consolidated by the Trust. All intercompany transactions have been eliminated in consolidation.

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

Interest Income—U.S. Treasury Securities are pooled for purposes of maximizing returns on these assets to investors of all Series. Interest income from pooled cash management assets is recognized on the accrual basis and allocated daily to each Series based upon its daily proportion of ownership of the pool. Aggregate interest income from all sources, including U.S. Treasuries and assets held at an FCM of up to two percentage points of the aggregate percentage yield (annualized) of net asset value less any fair market value related to swaps, is paid to the Managing Owner by the Frontier Balanced Fund (Class 1, and Class 2 only), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Select Fund, Frontier Global Fund and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a and Class 3a), Frontier Masters Fund and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 100% of the interest is retained by the respective Series. All interest not paid to the Managing Owner is interest income to the relevant Series, and shown net on the statement of operations.

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

Receivable from Futures Commission Merchants—The Trust deposits assets with an FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2019 and June 30, 2020 included restricted cash for margin requirements of $2,890,330 and $2,093,270, for the Frontier Trading Company I LLC.

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

Any change in net unrealized gain or loss from the preceding period is reported in the consolidated statements of operations. Fair value of exchange-traded contracts is based upon exchange settlement prices. Fair value of non-exchange-traded contracts is based on third-party quoted dealer values on the interbank market. For U.S. Treasury securities, interest was recognized in the period earned and the instruments were marked-to-market daily based on third-party information. Transaction costs are recognized as incurred and reflected separately in the consolidated statements of operations.

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

Income Taxes—The Trust applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust for the quarter ended June 30, 2020. The 2016 through 2019 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

Each Series is charged service fees as outlined above. In some cases, amounts paid to selling agents might be less than the amount charged to the Series. When this occurs, the service fee is rebated back to the investor in the form of additional units. During 2017, 2018 and 2019, the Series were not allowed to issue additional units. The Managing Owner has determined that the purchase of additional units of the relevant Series will commence in 2020 as such time the Series are allowed to sell shares again. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $598,042 and $622,000 as of December 31, 2019 and June 30, 2020, respectively.

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

Swap contracts are reported at fair value.  Valuation reports are generated and disseminated daily from the swap counterparty to the third-party administrator.  The fair value is applied by the third-party administrator to calculate the daily performance.  The Managing Owner reviews the third-party administrator’s performance reports and any noticeable exceptions are investigated.  Unexplained exceptions are escalated to the Managing Owner’s Valuation Committee for further evaluation and resolution.  Swap contracts are reported at fair value using Level 3 inputs.

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

The following table summarizes the instruments that comprise the Trust’s financial asset portfolio, in aggregate, measured at fair value on a recurring basis as of June 30, 2020 and December 31,2019, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

June 30, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$(8,117)	$-	$-	$(8,117)
Swap Contracts	-	-	12,700,415	12,700,415
U.S. Treasury Securities	607,107	-	-	607,107

December 31, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$57,056	$59,128	$-	$116,184
Swap Contracts	-	-	21,579,865	21,579,865
U.S. Treasury Securities	650,728	-	-	650,728

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the statements of operations.

Swaps

For the Six Months ended June 30, 2020

Balance of recurring Level 3 assets as of January 1, 2019	21,579,865
Total gains or losses (realized/unrealized):
Included in earnings-realized	(189,734)
Included in earnings-unrealized	(7,241,457)
Proceeds from collateral reduction	(2,382,947)
Purchase/(sale) of investments	934,688
Sale of investments	-
Transfers in and/or out of Level 3	-
Balance of recurring Level 3 assets as of June 30, 2020	12,700,415

For the Year ended December 31, 2019

Balance of recurring Level 3 assets as of January 1, 2019	20,149,868
Total gains or losses (realized/unrealized):
Included in earnings-realized	-
Included in earnings-unrealized	1,429,997
Proceeds from collateral reduction	-
Purchase of investments	-
Sale of investments	-
Transfers in and/or out of Level 3	-
Balance of recurring Level 3 assets as of December 31, 2019	21,579,865

The Trust assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Trust’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the three months ended June 30, 2020 and December 31, 2019, the Trust did not transfer any assets between Levels 1, 2 and 3.

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at June 30, 2020: Swaps $(7,241,457)

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2019: Swaps $1,429,997

4. Swap Contracts

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of June 30, 2020 and December 31, 2019, approximately 5.33% or $1,649,793 and 2.4% or $1,177,400, respectively, of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain swaps and is recorded as swap contracts, at fair value on the Statements of Financial Condition of the Trust. This cash held with the counterparty is not restricted.

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

To help to reduce counterparty risk on the Series, the Managing Owner has the right to reduce the Series’ exposure and remove cash from the Series’ total return swaps with Deutsche Bank AG. This cash holding shall be in excess of $250,000 and may not exceed 40% of the Index exposure in total. Index exposure is defined as the total notional amount plus any profit. The Series are charged interest on this cash holding and any amount removed will be offset against the final settlement value of the swap. As of June 30, 2020, the XXXIV Balanced select swap, the XXXV Diversified select swap and the XXXVII Long/Short select swap had $6,176,555, $4,000,000 and $115,000, respectively, in cash holdings as shown in the Series’ Statements of Financial Conditions under advance on unrealized swap appreciation, which relates to the Trading Companies’ total return swaps with Deutsche Bank AG.

The Trust had invested in the following swaps as of and for the three months ended June 30, 2020:

	XXXIV Balanced select swap	XXXV Diversified select swap	XXXVII L/S select swap
	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$7,420,403	$1,761,834	$653,610
Termination Date	7/31/2023	7/31/2023	7/31/2023
Cash Collateral	$1,264,696	$555,147	$29,950
Swap Value	$6,223,644	$4,274,409	$522,569
Investee Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0
Change in Unrealized Gain/(Loss)	$(5,635,109)	$(2,024,174)	$219,997
Fair Value as of June 30, 2020	$7,488,340	$4,629,556	$582,519
Advance on swap appreciation	$(6,176,555)	$(4,000,000)	$(115,000)

The Trust had invested in the following swaps as of and for the year ended December 31, 2019:

	XXXIV Balanced select swap	XXXV Diversified select swap	XXXVII L/S select swap	Brevan Howard
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$7,420,403	$1,761,834	$653,610	$2,072,056
Termination Date	7/31/2023	7/31/2023	7/31/2023	3/27/2023
Cash Collateral	$86,000	$86,000	$29,950	$975,450
Swap Value	$11,858,754	$6,298,583	$332,571	$1,912,559
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	$1,149,846	$464,169	$(116,581)	$(67,435)
Fair Value as of December 31, 2019	$11,944,754	$6,384,583	$362,521	$2,888,009
Advance on swap appreciation	$(6,176,555)	$(4,000,000)	$(115,000)	$(1,900,000)

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

The following table summarizes the Trust’s equity in earnings from each of the private investment companies during the three and six months ended June 30, 2020 and 2019:

Three months ended June 30, 2020 and 2019

	Three Months Ended June, 2020				Three Months Ended June, 2019
	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$(21,691)	$(519,973)	$(1,037,995)	$(1,579,659)	$(158,814)	$2,086,802	$(875,257)	$1,052,731
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(3,500)	(78,517)	103,958	21,941	(13,321)	14,745	(20,773)	(19,349)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(13,005)	(585,571)	598,718	142	(236,151)	(7,141,659)	5,727,526	(1,650,284)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(27,104)	(714,036)	924,235	183,095	(21,036)	878,281	(312,243)	545,002
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(1,483)	(505,536)	506,325	(694)	-	-	629,968	629,968
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(12,396)	(884,231)	428,859	(467,768)	(36,503)	(513,014)	282,753	(266,764)
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	-	-	-	-	-	-	(106,211)	(106,211)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(3,215)	145,551	(349,745)	(207,409)	(5,508)	106,886	(16,733)	84,645
Galaxy Plus Fund - Quest FIT Feeder Fund (535) LLC	-	-	-	-	-	-	(48,550)	(48,550)
Galaxy Plus Fund - TT Feeder Fund (531) LLC	(7,243)	(310,899)	318,142	-	(35,417)	596,596	(170,169)	391,010
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(31,549)	1,527,788	(2,351,775)	(855,536)	(96,343)	2,623,329	(986,444)	1,540,542
Total	$(121,186)	$(1,925,424)	$(859,278)	$(2,905,888)	$(603,093)	$(1,348,034)	$4,103,867	$2,152,740

Six months ended June 30, 2020 and 2019

	Six Months Ended June, 2020				Six Months Ended June, 2019
	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$(21,691)	$42,043	$(129,090)	$(108,738)	$(269,187)	$2,700,121	$577,393	$3,008,327
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(3,500)	(95,347)	41,672	(57,175)	(31,968)	74,118	(127,801)	(85,651)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(13,005)	(1,475,050)	175,801	(1,312,254)	(401,934)	(2,471,708)	273,362	(2,600,280)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(27,104)	(526,102)	269,144	(284,062)	(39,734)	2,103,831	(131,961)	1,932,136
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(1,483)	(493,489)	(49,824)	(544,796)		-	574,339	574,339
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(12,396)	(912,054)	97,338	(827,112)	(85,197)	(1,510,044)	299,093	(1,296,148)
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	-	-	-	-	(38,565)	34,869	(128,735)	(132,431)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(3,215)	110,349	(48,759)	58,375	(14,734)	91,152	40,981	117,399
Galaxy Plus Fund - Quest FIT Feeder Fund (535) LLC	-	-	-	-		-	(80,033)	(80,033)
Galaxy Plus Fund - TT Feeder Fund (531) LLC	(7,243)	(321,982)	(43,412)	(372,637)	(83,364)	474,500	(156,448)	234,688
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(31,549)	1,522,256	(321,416)	1,169,291	(205,190)	2,300,033	(700,123)	1,394,720
Total	$(121,186)	$(2,149,376)	$(8,546)	$(2,279,108)	$(1,169,873)	$3,796,872	$440,067	$3,067,066

The Trust’s investments in private investment companies have certain redemption and liquidity restrictions which are described in the following table:

	Redemptions	Redemptions	Liquidity
	Notice Period	Permitted	Restrictions

Frontier Funds
Multi-Strategy
Galaxy Plus Fund – LRR Feeder Fund (522) LLC	24 hours	Daily	None
Galaxy Plus Fund – Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund – Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund – Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund – QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund – Quest Feeder Fund (517) LLC	24 hours	Daily	None
Option Trading
Galaxy Plus Fund – Doherty Feeder Fund (528) LLC	24 hours	Daily	None

Effective April 1, 2020, Landmark Trading Company ceased to act as a commodity trading advisor to the Trust.

Effective May 30, 2020, BH-DG Systematic Trading LLP ceased to act as a commodity trading advisor to the Trust.

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

Expenses

Management Fees—Each Series of Units pays to the Managing Owner a monthly management fee equal to a percentage of the notional assets of such Series allocated to Trading Companies, calculated on a daily basis. The percentage basis of the fees varies and are in line with the amounts being disclosed below. In addition, the Managing Owner receives a monthly management equal to a certain percentage of the assets in the Galaxy Plus entities attributable to such Series’ (including notional assets), calculated on a monthly basis. The management fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. The total amount of assets of a Series allocated to Trading Advisors and/or reference programs, including (i) actual funds deposited in accounts directed by the Trading Advisors or deposited as margin in respect of swaps or other derivative instruments referencing a reference program plus (ii) any notional equity allocated to the Trading Advisors and any reference programs, is referred to herein as the “notional assets” of the Series. The annual rate of the management fee is: 0.5% for the Frontier Balanced Fund Class 1 and Class 2, 1.0% for the Frontier Balanced Fund Class 1AP, Class 2a and Class 3a, 2.0% for the Frontier Global Fund, Frontier Long/Short Commodity Fund Class 1a, Class 2a and Class 3a and Frontier Masters Fund, 0.75% for Frontier Diversified Fund, 2.5% for the Frontier Heritage Fund and Frontier Select Fund, and 3.5% for the Frontier Long/Short Commodity Fund Class 2 and Class 3. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) and/or waive (up to the percentage specified) any such management fee to the extent any related management fee is paid by a trading company or estimated management fee is embedded in a swap or other derivative instrument. Any management fee embedded in a swap or other derivative instrument may be greater or less than the management fee that would otherwise be charged to the Series by the Managing Owner. As of the date of this report, for a Series that has invested in a swap, the Managing Owner or Trading Advisor(s) do not receive any management fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. As of June 30, 2020 and December 31, 2019, the range of management fees embedded based on fair value of swaps in (i) swaps owned by Frontier Diversified Fund was 1.00% per annum, (ii) swaps owned by Frontier Balanced Fund was 1.00% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 1.50% per annum, and (iv) swaps owned by Frontier Heritage Fund was 1.00% per annum, and the Managing Owner has waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded management fee was accrued on the relevant notional amount of the swap.

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

Incentive Fees—Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated in the Trading Companies by such Series, monthly or quarterly. In addition, the Managing Owner receives a quarterly incentive fee of a certain percentage of new net trading profits generated in the Galaxy Plus entities that have been allocated to the Series. The incentive fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. Because the Frontier Balanced Fund, Frontier Diversified Fund, Frontier Masters Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Long/Short Commodity Fund may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Frontier Balanced Fund and the Frontier Diversified Fund and 20% for the Frontier Global Fund, Frontier Heritage Fund, Frontier Select Fund, Frontier Long/Short Commodity Fund and Frontier Masters Fund. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series. As of the date of this report, for a Series that has invested in a swap, the Managing Owner or Trading Advisor(s) do not receive any incentive fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. As of June 30, 2020, the range of incentive fees as a percentage of net new trading profits on swaps embedded in (i) swaps owned by Frontier Diversified Fund was 20-25% per annum, (ii) swaps owned by Frontier Balanced Fund was 20-25% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 25% per annum, and (iv) swaps owned by Frontier Heritage Fund was 15% per annum, and the Managing Owner has waived the entire incentive fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded incentive fee was accrued based on the net new trading profits of the swap.

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

As of June 30, 2020, the Trust had a payable to the Managing Owner in the amounts of $0, $8,823, $1,576, $98,360, and $42,547 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

As of December 31, 2019, the Trust had a payable to the Managing Owner in the amounts of $0, $8,795, $327, $160,907, and $68,762 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

For the six months ended June 30, 2020, the Managing Owner earned $0, $9,724, $2,917, $355,224, and $772,150 for incentive fees, management fees, risk analysis fees, service fees, and trading fees, respectively.

For the six months ended June 30, 2019, the Managing Owner earned $0, $69,666, $2,872, $549,256, and $1,165,209 for incentive fees, management fees, risk analysis fees, service fees, and trading fees, respectively.

For the three months ended June 30, 2020, the Trust paid the Managing Owner $0, $4,704, $1,411, $152,889 and $382,254 for incentive fees, management fees, risk analysis fees, service fees, and trading fees, respectively.

For the three months ended June 30, 2019, the Trust paid the Managing Owner $0, $17,989, $(3,820), $257,901 and $581,958 for incentive fees, management fees, risk analysis fees, service fees, and trading fees, respectively.

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

For the three months ended June 30, 2020 and June 30, 2019, amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees were $0 and $0, respectively.

Aggregate interest income from all sources, including U.S. Treasury Securities assets net of premiums and cash held at clearing brokers, of up to the first 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Global Fund, Frontier Select Fund, and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (for the three months ended June 30, 2020, and June 30, 2019 amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees Class 1a, Class 2a and Class 3a), Frontier Masters Fund, and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 100% of the interest is retained by the respective Series.

During the three months ended June 30, 2020 and June 30, 2019 and, the Trust paid $5,857, and $8,299, respectively of such interest income to the Managing Owner. Such amounts are not included in the consolidated statements of operations of the Trust. All other interest income is recorded by the Trust on the consolidated statements of operations.

7. Financial Highlights

The following information presents the financial highlights of the Trust for the three and six months ended June 30, 2020 and June 30, 2019. This data has been derived from the information presented in the consolidated financial statements.

Three months ended June 30

	2020	2019
Ratios to average net assets (1)
Net investment income/(loss) (1)	-4.34%	-5.41%
Expenses before incentive fees (3) (4)	-4.36%	5.52%
Expenses after incentive fees (3) (4)	-4.36%	5.52%

Total return before incentive fees (2)	-7.79%	2.74%
Total return after incentive fees (2)	-7.79%	2.74%

Six months ended June 30

	2020	2019
Ratios to average net assets (1)
Net investment income/(loss) (1)	-5.71%	-5.57%
Expenses before incentive fees (3) (4)	5.76%	-5.77%
Expenses after incentive fees (3) (4)	5.76%	5.77%

Total return before incentive fees (2)	-23.21%	1.04%
Total return after incentive fees (2)	-23.21%	1.04%

(1)	Annualized with the exception of incentive fees.

(2)	Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Consolidated Statements of Operations of the Trust. See footnote 5.

The Trust financial highlights are calculated based upon the Trust’s consolidated financial statements. The consolidated Trust does not issue units and therefore the financial highlights do not disclose any unitized data.

8. Derivative Instruments and Hedging Activities

The Trust’s primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trust does not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trust’s derivatives by instrument types as of June 30, 2020 and December 31, 2019 is included in the Consolidated Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trust’s positions in swap contracts. There are embedded management fees in transacting these swaps ranging from 1% to 1.5% based on fair value of swaps and the embedded incentive fees ranging from 15% to 25% based on net new trading profits on swaps.

For the three months ended June 30, 2020 and June 30, 2019, the monthly average of futures, forwards and options contracts bought was approximately 568, and 230, respectively and sold was approximately 490, and 277, respectively.

The following tables summarize the trading revenues for the three and six months ended June 30, 2020 and June 30, 2019 by contract type:

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended June 30, 2020

Type of contract
Agriculturals	$(27,242)
Currencies	(3,074)
Energies	(9,668)
Interest rates	(113,962)
Metals	10,260
Stock indices	(77,990)
Realized trading income/(loss)(1)	$(221,676)

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended June 30, 2019

Type of contract
Agriculturals	$64,042
Currencies	(190,296)
Energies	(7,996)
Interest rates	312,541
Metals	5,826
Stock indices	(5,618)
Realized trading income/(loss)(1)	$178,499

Realized Trading Revenue from Futures, Forwards and Options

for the Six Months Ended June 30, 2020

Type of contract
Agriculturals	$25,052
Currencies	(89,048)
Energies	14,070
Interest rates	128,434
Metals	316,370
Stock indices	25,681
Realized trading income/(loss)(1)	$420,559

Realized Trading Revenue from Futures, Forwards and Options

for the Six Months Ended June 30, 2019

Type of contract
Agriculturals	$4,479
Currencies	(690,957)
Energies	(592,892)
Interest rates	862,211
Metals	(611,514)
Stock indices	(73,178)
Realized trading income/(loss)(1)	$(1,098,851)

(1)	Amounts recorded in the Statements of Operations under Net realized gain(loss) on futures forwards and options.

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended June 30, 2020

Type of contract
Agriculturals	$32,288
Currencies	(49,704)
Energies	(1,630)
Interest rates	44,437
Metals	(86,875)
Stock indices	10,168
Change in unrealized trading income/(loss)(1)	$(51,316)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended June 30, 2019

Type of contract
Agriculturals	$(17,348)
Currencies	83,394
Energies	589
Interest rates	(99,664)
Metals	4,519
Stock indices	9,106
Change in unrealized trading income/(loss)(1)	$(19,404)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Six Months Ended June 30, 2020

Type of contract
Agriculturals	$14,916
Currencies	(20,473)
Energies	(4,275)
Interest rates	36,412
Metals	(113,782)
Stock indices	10,168
Change in unrealized trading income/(loss)(1)	$(77,034)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Six Months Ended June 30, 2019

Type of contract
Agriculturals	$(96,927)
Currencies	170,634
Energies	221,638
Interest rates	(334,017)
Metals	488,974
Stock indices	55,845
Change in unrealized trading income/(loss)(1)	$506,147

(1)	Amounts recorded in the Statements of Operations under Net change in open trade equity/(deficit)

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

The following tables present gross and net information about the Trust’s assets and liabilities subject the master netting arrangements as disclosed on the consolidated statements of financial condition as of June 30, 2020 and December 31, 2019:

As of June 30, 2020

	Gross Amounts of recognized Derivative Assets/Liabilities	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition

Open Trade Equity/(Deficit)	$660,810	$(668,927)	$(8,117)
Swap Contracts	$12,700,415	-	$12,700,415

As of December 31, 2019

	Gross Amounts of recognized Derivative Assets/ Liabilities	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition

Open Trade Equity/(Deficit)	$154,778	$(38,594)	$116,184
Swap Contracts	21,579,866	-	21,579,866

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

From July 1, 2020 through August 10, 2020, the Trust paid $878,568 in redemptions.

Effective July 20, 2020, Doherty Advisors, LLC accessed through Galaxy Plus Fund – Doherty Feeder Fund (528) LLC ceased to act as a commodity trading advisor to the Trust.

Effective August 1, 2020, John Locke SA accessed through Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC became a new major commodity trading advisor for Frontier Diversified Fund, Frontier Balanced Fund, Frontier Select Fund and Frontier Masters Fund.

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

All management fees, incentive fees, service fees, risk analysis fee (for closed Series only) and trading fees of the Trust are paid to the Managing Owner. It is the responsibility of the Managing Owner to pay all Trading Advisor management and incentive fees, selling agent service fees and all other operating expenses and continuing offering costs of the Trust. Only management fees and incentive fees related to assets allocated through Trading Companies are included in expense on the Statement of Operations. The Series are all charged management and incentive fees on the assets allocated through the Galaxy Plus entities. Those fees are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. As of the date of this report, for a Series that has invested in a swap, the Managing Owner or Trading Advisor(s) do not receive any management fees or incentive fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. In each case, the embedded incentive fee was accrued based on the net new trading profits of the swap. The Series are also charged management and incentive fees on assets allocated to swaps. Such fees are embedded in the fair value of the swap and are included in net unrealized gain (loss) on swap contracts on the Statements of Operations. Embedded in the swap fair value is management and incentive fees being paid to Trading Advisors. As of June 30, 2020, the management fees and range of incentive fees by Trading Company were as follows:

Trading Company	Management Fee	Incentive Fee
Frontier Trading Company XXXIV LLC	1%	20-25%
Frontier Trading Company XXXV LLC	1%	20-25%
Frontier Trading Company XXXVII LLC	1.5%	25%
Frontier Trading Company XXXIX LLC	0%	0%

Frontier Trading Company XXXIX LLC’s swap investment was terminated on May 30, 2020.

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

The trading system and/or approach of each of the major Trading Advisors and the means by which the Series access those Trading Advisors are as follows:

Major Commodity Trading Advisor	Trading System Style	Accessed Through

Aspect Capital Limited	Systematic	Galaxy Plus
Crabel Capital Management, LLC	Systematic	Swap
Doherty Advisors, LLC	Discretionary	Galaxy Plus
Fort, L.P.	Systematic	Galaxy Plus
H2O Asset Management	Systematic	Swap
J E Moody & Company	Systematic	Swap
Quantitative Investment Management, LLC	Systematic	Galaxy Plus
Quest Partners LLC	Systematic	Galaxy Plus
Rosetta Capital Management, LLC	Discretionary	Galaxy Plus
Welton Investment Partners LLC	Systematic	Galaxy Plus
Wimmer Horizon, LLP	Systematic	Trading Company

Effective April 1, 2020, Landmark Trading Company ceased to act as a commodity trading advisor to the Trust.

Effective May 30, 2020, BH-DG Systematic Trading LLP ceased to act as a commodity trading advisor to the Trust.

As of June 30, 2020, the allocation of the assets of each applicable Series of the Trust among the Trading Advisors was as follows:

Allocation as of June 30, 2020 (expressed as a percentage of aggregate notional exposure to commodity trading programs)

Advisor	Frontier Diversified Fund	Frontier Long/Short Commodity Fund	Frontier Masters Fund	Frontier Balanced Fund	Frontier Select Fund	Frontier Global Fund	Frontier Heritage Fund
Aspect Capital Limited	29%	—	77%	21%	—	100%	75%
Crabel Capital Management, LLC	8%	—	—	8%	—	—	—
Doherty Advisors, LLC	13%	—	12%	9%	53%	—	—
Fort, L.P.	15%	—	—	16%	—	—	—
H2O Asset Management	4%	—	—	4%	—	—	—
J E Moody & Company	—	38%	—	—	—	—	—
Quantitative Investment Management, LLC	12%	—	—	16%	—	—	—
Quest Partners, LLC	9%	—	—	5%	—	—	—
Rosetta Capital Management, LLC	—	41%	—	—	—	—	—
Welton Investment Partners LLC	10%	21%	11%	13%	47%	—	25%
Wimmer Horizon, LLP	—	—	—	9%	—	—	—

Effective April 1, 2020, Landmark Trading Company ceased to act as a commodity trading advisor to the Trust.

Effective May 30, 2020, BH-DG Systematic Trading LLP ceased to act as a commodity trading advisor to the Trust.

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At June 30, 2020, cash deposited at the clearing brokers was $2,093,270 for the Trust. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each month. As of June 30, 2020, with the Federal Funds target rate at 0.00 to 0.25%, this amount is estimated to be 0.00%.  In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds and time deposits. Aggregate interest income from all sources, including U.S. Treasury Securities assets net of premiums and cash held at clearing brokers, of up to 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Global Fund, Frontier Select Fund, and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a and Class 3a), Frontier Masters Fund and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 100% of the interest is retained by the respective Series. The amount reflected in the financial statements for the Trust and Series are disclosed on a net basis. Due to some classes not exceeding the 2% paid to the Managing Owner, amounts earned by those classes may be zero.

Approximately 10% to 30% of the Trust’s assets are expected to be committed as required margin for futures contracts and forwards and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. treasury bills in segregated accounts with the futures broker pursuant to the CEA and regulations there under. Approximately 2% to 6%  of the Trust’s assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the CEA, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 64% to 88% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. federally chartered banks. As of June 30, 2020, total cash and cash equivalents held at banking institutions were $198,442 for the Frontier Diversified Fund, $79,502 for the Frontier Long/Short Commodity Fund, $49,840 for the Frontier Masters Fund, $230,915 for the Frontier Balanced Fund, $913 for the Frontier Select Fund, $40,280 for the Frontier Global Fund, and $457,313 for the Frontier Heritage Fund.

As a commodity pool, the Trust has large cash positions. Such cash positions are used to pay margin for the trading of futures, forwards and options, and also to pay redemptions. Generally, the Trust has not been forced to liquidate positions to fund redemptions. As of June 30, 2020, the redemptions payable were $80,730 for the Frontier Diversified Fund and $12,923 for the Frontier Select Fund. During the six months ended June 30, 2020, the Trust was able to pay all redemptions.

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

Results of Operations for the Three Months Ended June 30, 2020

Series Returns and Other Information

The returns for each Series and Class of Units for the three months ended June 30, 2020 and 2019, and related information, are discussed below. The activities of the Trust on a consolidated basis are explained through the activity of the underlying Series. Please refer to the discussion of the Series activities in relation to the Trust on a consolidated basis.

Each Series had exposure to commodity interest positions within one or more sectors during the three months ended June 30, 2020 and 2019. The performance of each Series was impacted over the course of the periods by, among other things, the relative performance of the relevant sector or sectors and the commodities within those sectors, the changing allocations among, and the specific positions taken by the Series’ Trading Advisors in, the relevant sector(s) and commodities, and the timing of entries and exits. For certain of the Series, a sector attribution chart has been included at the end of the relevant discussion. Each chart depicts the performance of the relevant Series’ positions within each of the relevant sectors (determined by the Managing Owner using monthly gross return and NAV figures, with various adjustments to net out a proportional allocation of the fees and expenses chargeable to the Series) during the periods presented.

As of the date of this report, for a Series that has invested in a swap, a trading advisor does not receive any management fees directly from the Series for such swap, and instead the relevant trading advisor receives compensation via the fees embedded in the swap. As of June 30, 2020, the weighted average management fee embedded in (i) swaps owned by Frontier Diversified Fund was 0.78% per annum, (ii) swaps owned by Frontier Balanced Fund was 0.56% per annum and (iii) swaps owned by Frontier Long/Short Commodity Fund was 1.81% per annum and the managing owner has waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded management fee is accrued on the relevant notional amount of the swap. The swaps owned by Frontier Heritage Fund and Frontier Select Fund were terminated effective May 30, 2020.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019.

Frontier Diversified Fund

The Frontier Diversified Fund— Class 1 NAV lost 6.39% and gained 1.59%, respectively, for the three months ended June 30, 2020 and 2019, net of fees and expenses; the Frontier Diversified Fund—Class 2 NAV lost 5.98% and gained 2.02%, respectively for the three months ended June 30, 2020 and 2019, net of fees and expenses; the Frontier Diversified Fund—Class 3 NAV lost 5.93% and gained 2.10%%, respectively for the three months ended June 30, 2020 and 2019.

For the three months ended June 30, 2020, the Frontier Diversified Fund recorded net loss on investments of $61,321, net investment loss of $355,556 and total expenses of $62,150 resulting in a net decrease in Owners’ capital from operations of $416,877. For the three months ended June 30, 2019, the Frontier Diversified Fund recorded net loss on investments of $136,258, net investment gain of $417,973, and total expenses of $137,392 resulting in a net increase in Owners’ capital from operations of $281,715.

Please see additional discussion under “Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019 –Frontier Diversified Fund.”

Frontier Masters Fund

The Frontier Masters Fund—Class 1 NAV lost 13.21% and 0.98% for the three months ended June 30, 2020 and 2019 net of fees and expenses; the Frontier Masters Fund —Class 2 NAV lost 12.83% and 0.56% for the three months ended June 30, 2020 and 2019, net of fees and expenses; the Frontier Masters Fund—Class 3 NAV lost 12.77% and 0.52% for the three months ended June 30, 2020 and 2019, net of fees and expenses.

For the three months ended June 30, 2020, the Frontier Masters Fund recorded net loss on investments of $29,804, net investment loss of $216,337, and total expenses of $30,292, resulting in a net decrease in Owners’ capital from operations of $246,141. For the three months ended June 30, 2019, the Frontier Masters Fund recorded net loss on investments of $61,592, net investment gain of $75,795, and total expenses of $63,058, resulting in a net increase in Owners’ capital from operations of $14,203.

Please see additional discussion under “Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019 –Frontier Masters Fund.”

Frontier Long/Short Commodity Fund

The Frontier Long/Short Commodity Fund—Class 2 NAV lost 6.08% and gained 5.18%, respectively, for the three months ended June 30, 2020 and 2019 net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 3 NAV lost 6.08% and gained 5.18% respectively for the three months ended June 30, 2020 and 2019 net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 1a NAV lost 6.55% and gained 5.42% respectively, for the three months ended June 30, 2020 and 2019 net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 2a NAV lost 6.14% and gained 5.56% respectively, for the three months ended June 30, 2020 and 2019 net of fees and expenses; the Frontier Long/Short Commodity Fund Class 3a NAV lost 6.06% and gained 5.63%, respectively, for the three months ended June 30, 2020 and 2019, net of fees and expenses.

For the three months ended June 30, 2020, the Frontier Long/Short Commodity Fund recorded net loss on investments of $7,496, net investment loss of $78,664, and total expenses of $7,968, resulting in a net decrease in Owners’ capital from operations of $86,160. For the three months ended June 30, 2019, the Frontier Long/Short Commodity Fund recorded net loss on investments of $14,080, net investment gain of $123,196, and total expenses of $14,517, resulting in a net increase in Owners’ capital from operations of $109,116.

Please see additional discussion under “Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019 –Frontier Long/Short Commodity Fund.”

Frontier Balanced Fund

The Frontier Balanced Fund—Class 1 NAV lost 8.64% and gained 1.28%, respectively, for the three months ended June 30, 2020 and 2019, net of fees and expenses; the Frontier Balanced Fund —Class 2 NAV lost 7.96% and gained 2.03%, respectively, for the three months ended June 30, 2020 and 2019, net of fees and expenses; the Frontier Balanced Fund—Class 2a NAV lost 7.94% and gained 2.09%, respectively, for the three months ended June 30, 2020 and 2019, net of fees and expenses; the Frontier Balanced Fund—Class 3a NAV lost 7.94% and gained 2.04%, respectively, for the three months ended June 30, 2020 and 2019, net of fees and expenses; the Frontier Balanced Fund—Class 1AP NAV lost 7.96% and gained 2.03% for the three months ended June 30, 2020 and 2019, net of fees and expenses.

For the three months ended June 30, 2020, the Frontier Balanced Fund recorded net loss on investments of $230,326 net investment loss of $1,064,181 and total expenses of $230,335 resulting in a net decrease in Owners’ capital from operations of $1,294,507. For the three months ended June 30, 2019, the Frontier Balanced Fund recorded net loss on investments of $395,382, net investment gain of $791,404, and total expenses of $408,884, resulting in a net increase in Owners’ capital from operations of $396,022.

Please see additional discussion under “Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019 –Frontier Balanced Fund.”

Frontier Select Fund

The Frontier Select Fund—Class 1 NAV lost 9.54% and gained 7.45%, respectively, for the three months ended June 30, 2020 and 2019, net of fees and expenses; the Frontier Select Fund —Class 2 NAV lost 8.86% and gained 8.31% respectively for the three months ended June 30, 2020 and 2019, net of fees and expenses; the Frontier Select Fund —Class 1AP NAV lost 8.86% and gained 7.34%, respectively, for the three months ended June 30, 2020 and 2019.

For the three months ended June 30, 2020, the Frontier Select Fund recorded net loss on investments of $33,377, net investment loss of $223,835 and total expenses of $33,377, resulting in a net decrease in Owners’ capital from operations of $257,212. For the three months ended June 30, 2019, the Frontier Select Fund recorded net loss on investments of $49,037, net investment gain of $316,822 and total expenses of $49,037, resulting in a net increase in Owners’ capital from operations of $267,785.

Please see additional discussion under “Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019 –Frontier Select Fund.”

Frontier Global Fund

The Frontier Global Fund—Class 1 NAV lost 16.64% and gained 5.36%, respectively, for the three months ended June 30, 2020 and 2019, net of fees and expenses; the Frontier Global Fund —Class 2 NAV lost 16.02% and gained 6.14%, respectively, for the three months ended June 30, 2020 and 2019, net of fees and expenses; the Frontier Global Fund —Class 1AP NAV lost 16.02% and gained 6.15%, respectively, for the three months ended June 30, 2020 and 2019.

For the three months ended June 30, 2020, the Frontier Global Fund recorded net loss on investments of $79,904, net investment loss of $646,581, and total expenses of $79,904, resulting in a net decrease in Owners’ capital from operations of $726,485. For the three months ended June 30, 2019, the Frontier Global Fund recorded net loss on investments of $134,908, net investment gain of $468,112, and total expenses of $134,908, resulting in a net increase in Owners’ capital from operations of $333,204.

Please see additional discussion under “Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019 –Frontier Global Fund.”

Frontier Heritage Fund

The Frontier Heritage Fund—Class 1 NAV lost 15.50% and gained 9.95%, respectively, for the three months ended June 30, 2020 and 2019 net of fees and expenses; the Frontier Heritage Fund —Class 2 NAV lost 14.87% and gained 10.75%, respectively for the three months ended June 30, 2020 and 2019, net of fees and expenses; the Frontier Heritage Fund —Class 1AP NAV lost 14.87% and gained 12.36%, respectively, for the three months ended June 30, 2020 and 2019.

For the three months ended June 30, 2020, the Frontier Heritage Fund recorded net loss on investments of $45,981, net investment loss of $456,221, and total expenses of $45,981, resulting in a net decrease in Owners’ capital from operations of $598,116, after non-controlling interests of $95,914. For the three months ended June 30, 2019, the Frontier Heritage Fund recorded net loss on investments of $51,466, net investment gain of $435,107, and total expenses of $51,466, resulting in a net decrease in Owners’ capital from operations of $319,922, after non-controlling interests of $63,719.

Please see additional discussion under “Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019 –Frontier Heritage Fund.”

Six months ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Frontier Diversified Fund

2020

The Frontier Diversified Fund— Class 1 NAV lost 26.71% and gained 0.19%, respectively, for the six months ended June 30, 2020 and 2019, net of fees and expenses; the Frontier Diversified Fund—Class 2 NAV lost 26.07% and gained 1.05%, respectively for the six months ended June 30, 2020 and 2019, net of fees and expenses; the Frontier Diversified Fund—Class 3 NAV lost 25.98% and gained 1.19%, respectively for the six months ended June 30, 2020 and 2019.

For the six months ended June 30, 2020, the Frontier Diversified Fund recorded net loss on investments of $172,927, net investment loss of $2,495,821 and total expenses of $173,790 resulting in a net decrease in Owners’ capital from operations of $2,668,748. The NAV per Unit, Class 1, decreased from $101.10 at December 31, 2019 to $74.09 as of June 30, 2020. The NAV per Unit, Class 2, decreased from $121.58 at December 31, 2019 to $89.88 as of June 30, 2020. The NAV per Unit, Class 3 decreased from $113.61 at December 31, 2019 to $84.09 as of June 30, 2020. Total Class 1 subscriptions and redemptions for the period were $0 and $960,563, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $ 2,575,772, respectively. Total Class 3 subscriptions and redemptions for the period were $ 960,563 and $445,094, respectively. Ending capital at June 30, 2020 was $186,800 for Class 1, $1,967,732 for Class 2 and $4,155,473 for Class 3. Ending capital at December 31, 2019 was $1,303,195 for Class 1, $5,600,851 for Class 2 and $5,095,574 for Class 3.

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

As of June 30, 2020, the management fee embedded in swaps owned by the Frontier Diversified Fund was 1.00% per annum, and the managing owner has waived the entire management fee due to it from the Frontier Diversified Fund in respect of the Frontier Diversified Fund’s investment in swaps. In each case, the embedded management fee is accrued on the relevant notional amount of the swap.

Based on an analysis of the management fees charged to Frontier Diversified Fund, the effective management fee rate of the Frontier Diversified Fund was higher than the management fee rate otherwise payable to the Managing Owner. The effective management fee rate for the Series was calculated for the period covered by the Form 10-Q by dividing the aggregate management fees paid by such Series (whether directly to the Managing Owner, or as an embedded management fee paid to a third-party commodity trading advisor) by the aggregate assets on which such management fees were paid. For the quarter ended June 30, 2020, the effective management fee rate of the Frontier Diversified Fund was 0.78%, compared to a management fee payable to the Managing Owner of 0.75%. For the quarter ended June 30, 2020, the management and incentive fees embedded in gains (losses) from trading companies owned by the Frontier Diversified Fund was $7,107.

The Frontier Diversified Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors.

One sector which traded in the Frontier Diversified Fund was profitable in Q2 2020 and two were profitable YTD. Interest Rates were profitable for Q2 2020 while Metals, Currencies, Energies, Agriculturals and Stock Indices finished negative for the quarter. Energies and Interest Rates were profitable YTD while Metals, Currencies, Agriculturals and Stock Indices finished negative YTD.

In terms of major CTA performance, Doherty, H2O and Fort finished positive for the quarter. Aspect, Crabel, QIM, Quest and Welton were negative for the quarter.

Crabel, Doherty, Quest and Welton finished positive YTD. Aspect, Emil Van Essen, QIM, Fort and H2O were negative YTD.

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

The NAV per Unit, Class 1, increased from $102.25 at December 31, 2018 to $102.44 as of June 30, 2019. The NAV per Unit, Class 2, increased from $120.84 at December 31, 2018 to $122.11 as of June 30, 2019. The NAV per Unit, Class 3 increased from $112.62 at December 31, 2018 to $113.96 as of June 30, 2019. Total Class 1 subscriptions and redemptions for the period were $0 and $37,232, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $1,800,104 respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $1,121,206, respectively. Ending capital at June 30, 2019 was $1,492,841 for Class 1, $5,885,291 for Class 2 and $5,897,606 for Class 3. Ending capital at December 31, 2018, is $1,703,556 for Class 1 and $7,672,754 for Class 2 and $6,780,200 for Class 3.

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

As of June 30, 2019, the management fee embedded in swaps owned by the Frontier Diversified Fund was 1.00% per annum, and the managing owner has waived the entire management fee due to it from the Frontier Diversified Fund in respect of the Frontier Diversified Fund’s investment in swaps. In each case, the embedded management fee is accrued on the relevant notional amount of the swap.

Based on an analysis of the management fees charged to Frontier Diversified Fund, the effective management fee rate of the Frontier Diversified Fund was higher than the management fee rate otherwise payable to the Managing Owner. The effective management fee rate for the Series was calculated for the period covered by the Form 10-Q by dividing the aggregate management fees paid by such Series (whether directly to the Managing Owner, or as an embedded management fee paid to a third-party commodity trading advisor) by the aggregate assets on which such management fees were paid. For the quarter ended June 30, 2019, the effective management fee rate of the Frontier Diversified Fund was 0.80%, compared to a management fee payable to the Managing Owner of 0.75%. For the quarter ended June 30, 2019, the management and incentive fees embedded in gains (losses) from trading companies owned by the Frontier Diversified Fund was $ 16,804.

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

In terms of major CTA performance Aspect, H2O, Quest, Welton and Fort finished positive for the quarter. Crabel, Emil Van Essen and QIM were negative for the quarter.

Aspect, H2O, Quest, Welton and Fort finished positive YTD. Crabel, Emil Van Essen, QIM, Quantmetrics and Winton were negative YTD.

Frontier Masters Fund

2020

The Frontier Masters Fund—Class 1 NAV lost 14.34% and lost 4.14% for the six months ended June 30, 2020 and 2019 net of fees and expenses; the Frontier Masters Fund —Class 2 NAV lost 13.83% and lost 3.32% for the six months ended June 30, 2020 and 2019, net of fees and expenses; the Frontier Masters Fund—Class 3 NAV lost 13.72% and lost 3.22% for the six months ended June 30, 2020 and 2019, net of fees and expenses.

For the six months ended June 30, 2020, the Frontier Masters Fund recorded net loss on investments of $62,464, net investment loss of $205,887, and total expenses of $63,942, resulting in a net decrease in Owners’ capital from operations of $268,351. For the six months ended June 30, 2019, the Frontier Masters Fund recorded net loss on investments of $141,299, net investment loss of $23,069, and total expenses of $143,455, resulting in a net decrease in Owners’ capital from operations of $164,368.

The NAV per Unit, Class 1, decreased from $72.28 at December 31, 2019 to $61.92 as of June 30, 2020. The NAV per Unit, Class 2, decreased from $87.18 at December 31, 2019 to $75.13 as of June 30, 2020. The NAV per Unit, Class 3, decreased from $81.78 at December 31, 2019 to $70.56 as of June 30, 2020. Total Class 1 subscriptions and redemptions for the period were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $134,322 respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $ 234,902 respectively. Ending capital at June 30, 2020 was $10,929 for Class 1, $610,477 for Class 2 and $979,061 for Class 3. Ending capital at December 31, 2019, was $12,794 for Class 1, $850,808 for Class 2 and $1,374,437 for Class 3.

The Frontier Masters Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, Hybrids and Commodities sectors.

Frontier Masters Fund Class 1 Major Advisors Performance
Q2 2020 and YTD
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Aspect Capital Ltd
Doherty
Emil Van Essen
Transtrend
Welton
Q2 2020
YTD

Frontier Masters Fund Class 2 Major Advisors Performance
Q2 2020 and YTD
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Aspect Capital Ltd
Doherty
Emil Van Essen
Transtrend
Welton
Q2 2020
YTD

Frontier Masters Fund Class 3 Major Advisors Performance
Q2 2020 and YTD
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Aspect Capital Ltd
Doherty
Emil Van Essen
Transtrend
Welton
Q2 2020
YTD

One of the six sectors which traded in the Frontier Masters Fund was profitable in Q2 2020 and one of the six was profitable YTD. Interest Rates were profitable for Q2 2020 while Energies, Agriculturals, Metals, Currencies and Stock Indices finished negative for the quarter. Interest Rates were profitable YTD while Energies, Agriculturals, Metals, Currencies and Stock Indices finished negative YTD.

In terms of major CTA performance, Aspect, Doherty and Welton all finished negative for the quarter. Welton was positive YTD. Aspect, Doherty, Transtrend and Emil Van Essen were negative YTD.

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

For the six months ended June 30, 2019, the Frontier Masters Fund recorded net loss on investments of $141,299, net investment loss of $23,069 and total expenses of $143,455, resulting in a net decrease in Owners’ capital from operations of $164,368. For the six months ended June 30, 2018, the Frontier Masters Fund recorded net loss on investments of $1,260,314, net investment loss of $312,421, and total expenses of $329,155, resulting in a net decrease in Owners’ capital from operations of $1,572,735.

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

Two of the six sectors which traded in the Frontier Masters Fund were profitable in Q2 2019 and two of the six were profitable YTD. Interest Rates and Energies were profitable for Q2 2019 while Agriculturals, Metals, Currencies and Stock Indices finished negative for the quarter. Interest Rates and Energies were profitable YTD while Agriculturals, Metals, Currencies and Stock Indices finished negative YTD.

In terms of major CTA performance, Aspect, Transtrend and Welton finished positive for the quarter. Emil Van Essen was negative for the quarter. Aspect, Transtrend and Welton were positive YTD. Emil Van Essen and Winton were negative YTD.

Frontier Long/Short Commodity Fund

2020

The Frontier Long/Short Commodity Fund—Class 2 NAV gained 2.04% and lost 0.30%, respectively, for the six months ended June 30, 2020 and 2019 net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 3 NAV gained 2.00% and lost 0.31% respectively for the six months ended June 30, 2020 and 2019 net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 1a NAV gained 0.84% and lost 6.94% respectively, for the six months ended June 30, 2020 and 2019 net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 2a NAV gained 1.77% and lost 6.43% respectively, for the six months ended June 30, 2020 and 2019 net of fees and expenses; the Frontier Long/Short Commodity Fund Class 3a NAV gained 1.94% and lost 6.27%, respectively, for the six months ended June 30, 2020 and 2019, net of fees and expenses.

For the six months ended June 30, 2020, the Frontier Long/Short Commodity Fund recorded net loss on investments of $16,600, net investment gain of $44,137, and total expenses of $17,719, resulting in a net increase in Owners’ capital from operations of $27,537. For the six months ended June 30, 2019, the Frontier Long/Short Commodity Fund recorded net loss on investments of $27,396, net investment loss of $28,889, and total expenses of $28,531, resulting in a net decrease in Owners’ capital from operations of $56,285.

The NAV per Unit, Class 2, increased from $81.60 as of December 31, 2019 to $83.27 at June 30, 2020. The NAV per Unit, Class 3, increased from $85.64 as of December 31, 2019 to $87.35 at June 30, 2020. The NAV per Unit, Class 1a, increased from $44.20 as of December 31, 2019 to $44.58 at June 30, 2020. The NAV per Unit, Class 2a, increased from $52.55 as of December 31, 2019 to $53.49 at June 30, 2020. The NAV per Unit, Class 3a, increased from $55.31 as of December 31, 2019 to $56.38 at June 30, 2020. Total Class 2 subscriptions and redemptions for the six months were $0 and $1,422, respectively. Total Class 3 subscriptions and redemptions for the six months were $0 and $51,417, respectively. Total Class 1a subscriptions and redemptions for the six months were $0 and $0, respectively. Total Class 2a subscriptions and redemptions for the six months were $0 and $0, respectively. Total Class 3a subscriptions and redemptions for the six months were $0 and $2,343, respectively.

Ending capital at June 30, 2020, is $40,426 for Class 2, $961,500 for Class 3, $11,552 for Class 1a, $83,302 for Class 2a and $209,867 for Class 3a. Ending capital at December 31, 2019, is $41,045 for Class 2, $991,828 for Class 3, $11,447 for Class 1a, $81,826 for Class 2a and $208,144 for Class 3a.

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

As of June 30, 2020, the management fee embedded in swaps owned by Frontier Long/Short Commodity Fund was 1.50%  per annum, and the managing owner has waived the entire management fee due to it from the Frontier Long/Short Commodity Fund in respect of the Frontier Long/Short Commodity Fund’s investment in swaps. In each case, the embedded management fee is accrued on the relevant notional amount of the swap.

Based on an analysis of the management fees charged to Frontier Long/Short Commodity Fund, the effective management fee rate of the Frontier Long/Short Commodity Fund was lower than the management fee rate otherwise payable to the Managing Owner. The effective management fee rate for the Series was calculated for the period covered by the Form 10-Q by dividing the aggregate management fees paid by such Series (whether directly to the Managing Owner, or as an embedded management fee paid to a third-party commodity trading advisor) by the aggregate assets on which such management fees were paid. For the quarter ended June 30, 2020, the effective management fee rate of the Frontier Long/Short Commodity Fund was 1.81%, compared to a management fee payable to the Managing Owner of 2.00%. For the quarter ended June 30, 2020, the management and incentive fees embedded in gains (losses) from trading companies owned by the Frontier Long/Short Commodity Fund was $4,132.

The Frontier Long/Short Commodity Fund may have both long and short exposure to the Base Metals, Energies, Grains, Meats, Precious Metals, Financials and Softs sectors, although the majority of the exposure will typically be in the Energies, Metals and Softs sectors.

None of the seven sectors traded in the Frontier Long/Short Commodity Fund were profitable in Q2 2020 and three of the seven were profitable YTD. Energies, Base Metals, Grains, Softs, Meats, Precious Metals and Financials finished Q2 2020 negative for the quarter. Energies, Base Metals and Grains finished positive YTD. Softs, Meats, Financials and Precious Metals were negative YTD.

In terms of major CTA performance, Rosetta finished positive for the quarter. JE Moody and Welton were negative for the quarter.

In terms of YTD performance, JE Moody and Welton were positive YTD while Emil Van Essen and Rosetta were negative YTD.

2019

The Frontier Long/Short Commodity Fund—Class 2 NAV lost 0.30% and lost 8.02%, respectively, for the six months ended June 30, 2019 and 2018 net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 3 NAV lost .0.31% and lost 8.02% respectively for the six months ended June 30, 2019 and 2018 net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 1a NAV lost 6.94% and lost 12.99% respectively, for the six months ended June 30, 2019 and 2018 net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 2a NAV lost 6.43% and lost 12.24% respectively, for the six months ended June 30, 2019 and 2018 net of fees and expenses; the Frontier Long/Short Commodity Fund Class 3a NAV lost 6.27% and lost 8.02%, respectively, for the six months ended June 30, 2019 and 2018, net of fees and expenses.

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

Based on an analysis of the management fees charged to Frontier Long/Short Commodity Fund, the effective management fee rate of the Frontier Long/Short Commodity Fund was lower than the management fee rate otherwise payable to the Managing Owner. The effective management fee rate for the Series was calculated for the period covered by the Form 10-Q by dividing the aggregate management fees paid by such Series (whether directly to the Managing Owner, or as an embedded management fee paid to a third-party commodity trading advisor) by the aggregate assets on which such management fees were paid. For the quarter ended June 30, 2019, the effective management fee rate of the Frontier Long/Short Commodity Fund was 1.92%, compared to a management fee payable to the Managing Owner of 2.00%. For the quarter ended June 30, 2019, the management and incentive fees embedded in gains (losses) from trading companies owned by the Frontier Long/Short Commodity Fund was $3,594

The Frontier Long/Short Commodity Fund may have both long and short exposure to the Base Metals, Energies, Grains, Meats, Precious Metals, Financials and Softs sectors, although the majority of the exposure will typically be in the Energies, Metals and Softs sectors.

Six of the seven sectors traded in the Frontier Long/Short Commodity Fund were profitable in Q2 2019 and four of the seven were profitable YTD. Energies, Base Metals, Grains, Meats, Softs and Financials finished positive for the quarter. Precious Metals finished negative for the quarter. Energies, Grains, Meats, and Financials were positive YTD. Base Metals, Precious Metals and Softs were negative YTD.

In terms of major CTA performance, Red Oak and Welton finished positive for the quarter. Emil Van Essen, JE Moody and Rosetta were negative for the quarter.

Red Oak and Welton were positive YTD while Emil Van Essen, JE Moody, Rosetta were negative YTD.

Frontier Balanced Fund

2020

The Frontier Balanced Fund—Class 1 NAV lost 32.96% and lost 1.08%, respectively, for the six months ended June 30, 2020 and 2019, net of fees and expenses; the Frontier Balanced Fund —Class 2 NAV lost 31.96% and gained 0.40%, respectively, for the six months ended June 30, 2020 and 2019, net of fees and expenses; the Frontier Balanced Fund —Class 2a NAV lost 31.94% and gained 0.43%, respectively, for the six months ended June 30, 2020 and 2019, net of fees and expenses; the Frontier Balanced Fund —Class 3a NAV lost 31.94% and gained 0.42%, respectively, for the six months ended June 30, 2020 and 2019, net of fees and expenses; the Frontier Balanced Fund —Class 1AP NAV lost 31.96% and gained 0.40% for the six months ended June 30, 2020 and 2019, net of fees and expenses.

For the six months ended June 30, 2020, the Frontier Balanced Fund recorded net loss on investments of $554,834 net investment loss of $6,482,390, and total expenses of $561,154, resulting in a net decrease in Owners’ capital from operations of $7,037,224 . For the six months ended June 30, 2019, the Frontier Balanced Fund recorded net loss on investments of $843,761 net investment gain of $520,645, and total expenses of $868,623, resulting in a net decrease in Owners’ capital from operations of $323,116.

The NAV per Unit, Class 1, decreased from $117.23 as of December 31, 2019 to $78.59 at June 30, 2020. The NAV per Unit, Class 1AP, decreased from $137.81 as of December 31, 2019 to $93.76 at June 30, 2020. The NAV per Unit, Class 2, decreased from $185.82 as of December 31, 2019 to $126.44 at June 30, 2020. For Class 2a, the NAV per Unit decreased from $161.04 as of December 31, 2019 to $109.61 at June 30, 2020. For Class 3a, the NAV per Unit decreased from $160.50 as of December 31, 2019 to $109.24 at June 30, 2020. Total Class 1 subscriptions and redemptions for the six months were $0 and $1,718,878, respectively. Total Class 1AP subscriptions and redemptions for the three months were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the six months were $0 and $165,206, respectively. Total Class 2a subscriptions and redemptions for the six months were $0 and $9,000, respectively. Total Class 3a subscriptions and redemptions for the six months were $0 and $42,302, respectively. Ending capital at June 30, 2020, was $10,514,816 for Class 1, $162,312 for Class 1 AP, $2,146,487 for Class 2, $124,515 for Class 2a and $573,021 for Class 3a. Ending capital at December 31, 2019, was $17,797,600 for Class 1, $238,544 for Class 1 AP, $3,361,853 for Class 2, $195,181 for Class 2a and $900,583 for Class 3a.

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

Based on an analysis of the management fees charged to Frontier Balanced Fund, the effective management fee rate of the Frontier Balanced Fund was higher than the management fee rate otherwise payable to the Managing Owner. The effective management fee rate for the Series was calculated for the period covered by the Form 10-Q by dividing the aggregate management fees paid by such Series (whether directly to the Managing Owner, or as an embedded management fee paid to a third-party commodity trading advisor) by the aggregate assets on which such management fees were paid. For the quarter ended June 30, 2020, the effective management fee rate of the Frontier Balanced Fund was 0.56%, compared to a management fee payable to the Managing Owner of 0.50%. For the quarter ended June 30, 2020, the management and incentive fees embedded in gains (losses) from trading companies owned by the Frontier Balanced Fund was $16,166.

The Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

One of the six sectors traded in the Frontier Balanced Fund was profitable in Q2 2020 and four of the six were profitable YTD. Interest Rates were profitable for Q2 2020 while Metals, Currencies, Energies, Agriculturals and Stock Indices finished negative for the quarter. Metals, Energies, Agriculturals and Interest Rates were positive YTD while Currencies and Stock Indices were negative YTD.

In terms of major CTA performance, Fort, Doherty and H2O finished positive for the quarter. Aspect, Crabel, Welton, Wimmer Horizon and QIM were negative for the quarter.

Aspect, Crabel, Doherty, Welton and Wimmer Horizon were positive YTD while Emil Van Essen, Fort, H2O and QIM were negative YTD.

2019

The Frontier Balanced Fund—Class 1 NAV lost 1.08% and lost 7.91%, respectively, for the six months ended June 30, 2019 and 2018, net of fees and expenses; the Frontier Balanced Fund —Class 2 NAV gained .0.40% and lost 6.50%, respectively, for the six months ended June 30, 2019 and 2018, net of fees and expenses; the Frontier Balanced Fund —Class 2a NAV gained 0.43% and lost 6.51%, respectively, for the six months ended June 30, 2019 and 2018, net of fees and expenses; the Frontier Balanced Fund —Class 3a NAV gained 0.42% and lost 6.51%, respectively, for the six months ended June 30, 2019 and 2018, net of fees and expenses; the Frontier Balanced Fund —Class 1AP NAV gained 0.40% and lost 6.56% for the six months ended June 30, 2019 and 2018, net of fees and expenses.

For the six months ended June 30, 2019, the Frontier Balanced Fund recorded net loss on investments of $843,761 net investment gain of $520,645, and total expenses of $868,623, resulting in a net decrease in Owners’ capital from operations of $323,116. For the six months ended June 30, 2018, the Frontier Balanced Fund recorded net loss on investments of $2,167,882, net investment loss of $1,396,357, and total expenses of $1,421,301, resulting in a net decrease in Owners’ capital from operations of $3,564,239.

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

As of June 30, 2019, the management fee embedded in swaps owned by Frontier Balanced Fund was 1.00% per annum, and the managing owner has waived the entire management fee due to it from the Frontier Balanced Fund in respect of the Frontier Balanced Fund’s investment in swaps. In each case, the embedded management fee is accrued on the relevant notional amount of the swap.

Based on an analysis of the management fees charged to Frontier Balanced Fund, the effective management fee rate of the Series was higher than the management fee rate otherwise payable to the Managing Owner. The effective management fee rate for the Series was calculated for the period covered by the Form 10-Q by dividing the aggregate management fees paid by such Series (whether directly to the Managing Owner, or as an embedded management fee paid to a third-party commodity trading advisor) by the aggregate assets on which such management fees were paid. For the quarter ended June 30, 2019, the effective management fee rate of Frontier Balanced Fund was 0.62%, compared to a management fee payable to the Managing Owner of 0.50%. For the quarter ended June 30, 2019, the management and incentive fees embedded in gains (losses) from trading companies owned by Frontier Balanced Fund was $40,357.

The Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Two of the six sectors traded in the Frontier Balanced Fund were profitable in Q2 2019 and two of the six were profitable YTD. Energies and Interest Rates were profitable for Q2 2019 while Metals Agriculturals, Currencies, and Stock Indices finished negative for the quarter. Metals, Energies and Interest Rates were positive YTD while Agriculturals, Currencies, and Stock Indices were negative YTD.

In terms of major CTA performance, Aspect, Fort, H2O, Welton and Wimmer Horizon finished positive for the quarter. Crabel, Emil Van Essen, and QIM were negative for the quarter.

Aspect, Fort, H2O, Welton and Wimmer Horizon were positive YTD while Crabel, Emil Van Essen, Quantmetrics, Winton and QIM were negative YTD.

Frontier Select Fund

2020

The Frontier Select Fund—Class 1 NAV lost 8.28% and gained 6.47%, respectively, for the six months ended June 30, 2020 and 2019, net of fees and expenses; the Frontier Select Fund —Class 2 NAV lost 6.92% and gained 8.12% respectively for the six months ended June 30, 2020 and 2019, net of fees and expenses; the Frontier Select Fund—Class 1AP NAV lost 7.13% and gained 7.10%, respectively, for the six months ended June 30, 2020 and 2019.

For the six months ended June 30, 2020, the Frontier Select Fund recorded net loss on investments of $70,492, net investment loss of $142,031 and total expenses of $70,492, resulting in a net decrease in Owners’ capital from operations of $212,523. For the six months ended June 30, 2019, the Frontier Select Fund recorded net loss on investments of $97,174, net investment gain of $323,893 and total expenses of $97,174, resulting in a net increase in Owners’ capital from operations of $226,719.

The NAV per Unit, Class 1, decreased from $66.56 as of December 31, 2019 to $61.04 at June 30, 2020. The NAV per Unit, Class 1AP, decreased from $78.51 as of December 31, 2019 to $72.90  at June 30, 2020. The NAV per Unit, Class 2, decreased from $103.94 as of December 31, 2019 to $96.75 at June 30, 2020. Total Class 1 subscriptions and redemptions for the three months ended June 30, 2020, were $0 and $677,150, respectively. Total Class 1AP subscriptions and redemptions for the three months ended June 30, 2020, were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the three months ended June 30, 2020, were $0 and $8,698, respectively. Ending capital, at June 30, 2020, was $1,831,525 for Class 1, $10,086 for Class 1AP, and $76,644 for Class 2. Ending capital, at December 31, 2019, was $2,715,051 for Class 1, $10,834 for Class 1AP, and $90,741 for Class 2

The Frontier Select Fund invested in one or more swaps which were terminated effective May 30, 2020. To the extent that the Series invested in a swap, the swap referenced an index, consisting of the performance realized on the trading program of one or more commodity trading advisors. Such performance was net of management fees and incentive fees paid to the underlying commodity trading advisor(s), brokerage fees and certain other related fees and charges, and therefore these fees were said to be embedded.

The aggregate fees embedded in a swap were provided for in the index description for the relevant swap. In addition to the CTA Fees, each index provided for the deduction of a management fee to the counterparty for the swap. The counterparty management fee was determined based on the management fee spread set forth in the index description, while the CTA Fees were based on a percentage of the assets managed by each trading advisor and new trading profits, respectively, and were set forth in the reports delivered to the Series by the counterparty. In addition to the counterparty management fee and the CTA Fees, the underlying transactions executed by the commodity trading advisors may have been subject to the deduction of certain prime brokerage, exchange and other related fees and charges, each of which were reflected in the transaction values, and consequently the value of the index.

Prior to the termination of the swap, the management fees payable to the underlying commodity trading advisor(s) comprising the index referenced in the swaps was 1.00% per annum of notional assets. The incentive fees payable to the underlying commodity trading advisor(s) comprising the index referenced in the swaps were 15% of new net trading profits on a monthly or quarterly basis. To the extent that there were embedded management and incentive fees incurred in a swap investment, the Managing Owner waived any management and incentive fees to which it was otherwise entitled. The management and incentive fees embedded in a swap may have been higher or lower than the management and incentive fee that would otherwise be charged to a Series by the Managing Owner.

As of June 30, 2020, the management fee embedded in swaps owned by the Frontier Select Fund was 0.00% per annum, and the managing owner has waived the entire management fee due to it from the Frontier Select Fund in respect of the Frontier Select Fund’s investment in swaps. In each case, the embedded management fee was accrued on the relevant notional amount of the swap.

Based on an analysis of the management fees charged to Frontier Select Fund, the effective management fee rate of the Frontier Select Fund was lower than the management fee rate otherwise payable to the Managing Owner. The effective management fee rate for the Series was calculated for the period covered by the Form 10-Q by dividing the aggregate management fees paid by such Series (whether directly to the Managing Owner, or as an embedded management fee paid to a third-party commodity trading advisor) by the aggregate assets on which such management fees were paid. For the quarter ended June 30, 2020, the effective management fee rate of Frontier Select Fund was 1.96%, compared to a management fee payable to the Managing Owner of 2.50%. For the quarter ended June 30, 2020, the management and incentive fees embedded in gains (losses) from trading companies owned by Frontier Select Fund was $3,114.

The Frontier Select Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

One of the six sectors traded in the Frontier Select Fund was profitable in Q2 2020 and two of the six were profitable YTD. Interest Rates were positive while Energies, Metals, Currencies, Stock Indices and Agriculturals were negative for the quarter. Energies and Interest Rates were profitable YTD while Metals, Currencies, Stock Indices and Agriculturals finished negative YTD.

In terms of major CTA performance, Doherty, Brevan Howard and Welton finished negative for the quarter. Welton finished positive YTD while Brevan Howard, Doherty and Transtrend finished negative YTD.

2019

The Frontier Select Fund—Class 1 NAV gained 6.47% and lost 17.19%, respectively, for the six months ended June 30, 2019 and 2018, net of fees and expenses; the Frontier Select Fund —Class 2 NAV gained 8.12% and lost 15.95% respectively for the six months ended June 30, 2019 and 2018, net of fees and expenses; the Frontier Select Fund—Class 1AP NAV gained 7.10% and lost XX.XX15.95%, respectively, for the six months ended June 30, 2019 and 2018.

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

As of June 30, 2019, the management fee embedded in swaps owned by the Frontier Select Fund was 1.00% per annum, and the managing owner has waived the entire management fee due to it from the Frontier Select Fund in respect of the Frontier Select Fund’s investment in swaps. In each case, the embedded management fee is accrued on the relevant notional amount of the swap.

Based on an analysis of the management fees charged to Frontier Select Fund, the effective management fee rate of the Frontier Select Fund was lower than the management fee rate otherwise payable to the Managing Owner. The effective management fee rate for the Series was calculated for the period covered by the Form 10-Q by dividing the aggregate management fees paid by such Series (whether directly to the Managing Owner, or as an embedded management fee paid to a third-party commodity trading advisor) by the aggregate assets on which such management fees were paid. For the quarter ended June 30, 2019, the effective management fee rate of the Frontier Select Fund was 2.04%, compared to a management fee payable to the Managing Owner of 2.50%. For the quarter ended June 30, 2019, the management and incentive fees embedded in gains (losses) from trading companies owned by the Frontier Select Fund was $4,701.

The Frontier Select Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies and Agriculturals sectors.

Three of the six sectors traded in the Frontier Select Fund were profitable in Q2 2019 and two of the six were profitable YTD. Metals, Interest Rates, and Stock indices were positive while Currencies, Energies, and Agriculturals were negative for the quarter. Agriculturals and Interest Rates were positive YTD while Metals, Currencies, Stock indices and Energies finished negative YTD.

In terms of major CTA performance, Brevan Howard, Transtrend and Welton finished positive for the quarter and no CTA’s finished negative for the quarter. Brevan Howard and Welton finished positive YTD while Transtrend finished negative YTD.

Frontier Global Fund

2020

The Frontier Global Fund—Class 1 NAV lost 7.48% and gained 9.17%, respectively, for the six months ended June 30, 2020 and 2019, net of fees and expenses; the Frontier Global Fund—Class 2 NAV lost 6.08% and gained 10.85%, respectively, for the six months ended June 30, 2020 and 2019, net of fees and expenses; the Frontier Global Fund—Class 1AP NAV lost 5.87% and gained 10.81%, respectively, for the six months ended June 30, 2020 and 2019.

For the six months ended June 30, 2020, the Frontier Global Fund recorded net loss on investments of $165,900, net investment loss of $86,876, and total expenses of $165,900, resulting in a net decrease in Owners’ capital from operations of $252,776. For the six months ended June 30, 2019, the Frontier Global Fund recorded net loss on investments of $258,894, net investment gain of $832,737, and total expenses of $258,894, resulting in a net increase in Owners’ capital from operations of $573,843.

The NAV per Unit, Class 1, decreased from $131.52 at December 31, 2019 to $121.68 as of June 30, 2020. The NAV per Unit, Class 2, decreased from $192.82 at December 31, 2019 to $181.09 as of June 30, 2020. The NAV per Unit, Class 1AP, decreased from $154.43 at December 31, 2019 to $145.35 as of June 30, 2020. Total Class 1 subscriptions and redemptions for the period were $0 and $876,783, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $130,501, respectively. Total Class 1AP subscriptions and redemptions for the period were $0 and $0, respectively. Ending capital at June 30, 2020 was $3,349,676 for Class 1, $207,477 for Class 2 and $31,034 for Class 1AP. Ending capital at December 31, 2019 was $4,471,980 for Class 1, $343,217 for Class 2 and $33,047 for Class 1AP

Frontier Global Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

One of the six sectors traded in the Frontier Global Fund was profitable in Q2 2020 and two of the six were profitable YTD. Interest Rates were positive while Agriculturals, Currencies, Metals, Energies and Stock Indices were negative for the quarter. Interest Rates and Energies were positive YTD while Agriculturals, Metals, Currencies and Stock Indices were negative YTD.

2019

The Frontier Global Fund—Class 1 NAV gained 9.17% and lost 6.55%, respectively, for the six months ended June 30, 2019 and 2018, net of fees and expenses; the Frontier Global Fund—Class 2 NAV gained 10.85% and lost 6.02%, respectively, for the six months ended June 30, 2019 and 2018, net of fees and expenses; the Frontier Global Fund—Class 1AP NAV gained 10.81% and lost 5.24%, respectively, for the six months ended June 30, 2019 and 2018.

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

Two of the six sectors traded in the Frontier Global Fund were profitable in Q2 2019 and two of the six were profitable YTD. Metals and Interest Rates were positive while Agriculturals, Currencies, Stock Indices and Energies were negative for the quarter Interest Rates were positive YTD while Agriculturals, Currencies, Stock Indices, Metals and Energies were negative YTD.

Frontier Heritage Fund

2020

The Frontier Heritage Fund—Class 1 NAV lost 1.05% and gained 9.79%, respectively, for the six months ended June 30, 2020 and 2019 net of fees and expenses; the Frontier Heritage Fund—Class 2 NAV gained 0.42% and gained 11.43%, respectively for the six months ended June 30, 2020 and 2019, net of fees and expenses; the Frontier Heritage Fund—Class 1AP NAV gained 0.96% and gained 13.03%, respectively, for the six months ended June 30, 2020 and 2019.

For the six months ended June 30, 2020, the Frontier Heritage Fund recorded net loss on investments of $93,899, net investment gain of $170,851, and total expenses of $93,899, resulting in a net decrease in Owners’ capital from operations of $18,962, after non-controlling interests of $95,914. For the six months ended June 30, 2019, the Frontier Heritage Fund recorded net loss on investments of $107,933, net investment gain of $463,182, and total expenses of $107,933, resulting in a net increase in Owners’ capital from operations of $315,866, after non-controlling interests of $39,893

The NAV per Unit, Class 1, decreased from $97.54 as of December 31, 2019 to $96.51 at June 30, 2020. The NAV per Unit, Class 1AP, increased from $114.15 as of December 31, 2019 to $115.25 at June 30, 2020. The NAV per Unit, Class 2, increased from $153.59 as of December 31, 2019 to $154.24 at June 30, 2020. Total Class 1 subscriptions and redemptions for the three months were $0 and $74,141, respectively. Total Class 1AP subscriptions and redemptions for the three months were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the three months were $0 and $1,000, respectively. Ending capital, at June 30, 2020, was $2,200,107 for Class 1, $8,369 for Class 1AP and $523,433 for Class 2. Ending capital, at December 31, 2019, was $2,295,623 for Class 1, $8,333 for Class 1AP and $522,057 for Class 2

The Frontier Heritage Fund invested in one or more swaps which were terminated effective May 30, 2020. To the extent that the Series invested in a swap, the swap referenced an index, consisting of the performance realized on the trading program of one or more commodity trading advisors. Such performance was net of management fees and incentive fees paid to the underlying commodity trading advisor(s), brokerage fees and certain other related fees and charges, and therefore these fees were said to be embedded.

The aggregate fees embedded in a swap were provided for in the index description for the relevant swap. In addition to the CTA Fees, each index provided for the deduction of a management fee to the counterparty for the swap. The counterparty management fee was determined based on the management fee spread set forth in the index description, while the CTA Fees were based on a percentage of the assets managed by each trading advisor and new trading profits, respectively, and were set forth in the reports delivered to the Series by the counterparty. In addition to the counterparty management fee and the CTA Fees, the underlying transactions executed by the commodity trading advisors may have been subject to the deduction of certain prime brokerage, exchange and other related fees and charges, each of which were reflected in the transaction values, and consequently the value of the index.

Prior to the termination of the swap, the management fees payable to the underlying commodity trading advisor(s) comprising the index referenced in the swaps was 1.00% per annum of notional assets. The incentive fees payable to the underlying commodity trading advisor(s) comprising the index referenced in the swaps was 15% of new net trading profits on a monthly or quarterly basis. To the extent that there were embedded management and incentive fees incurred in a swap investment, the Managing Owner waived any management and incentive fees to which it was otherwise entitled. The management and incentive fees embedded in a swap may have been higher or lower than the management and incentive fee that would otherwise be charged to a Series by the Managing Owner.

As of June 30, 2020, the management fee embedded in swaps owned by the Frontier Heritage Fund was 0.00% per annum, and the managing owner has waived the entire management fee due to it from the Frontier Select Fund in respect of the Frontier Select Fund’s investment in swaps. In each case, the embedded management fee was accrued on the relevant notional amount of the swap.

Based on an analysis of the management fees charged to Frontier Heritage Fund, the effective management fee rate of the Frontier Heritage Fund was lower than the management fee rate otherwise payable to the Managing Owner. The effective management fee rate for the Series was calculated for the period covered by the Form 10-Q by dividing the aggregate management fees paid by such Series (whether directly to the Managing Owner, or as an embedded management fee paid to a third-party commodity trading advisor) by the aggregate assets on which such management fees were paid. For the quarter ended June 30, 2020, the effective management fee rate of the Frontier Heritage Fund was 2.22%, compared to a management fee payable to the Managing Owner of 2.50%. For the quarter ended June 30, 2020, the management and incentive fees embedded in gains (losses) from trading companies owned by the Frontier Heritage Fund was $3,713.

The Frontier Heritage Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

One of the six sectors traded in the Frontier Heritage Fund was profitable in Q2 2020 and two of the six were profitable YTD. Interest Rates were positive while Energies, Currencies, Metals, Agriculturals and Stock Indices were negative for the quarter. Energies and Interest Rates were profitable YTD while Agriculturals, Currencies, Metals and Stock Indices finished negative YTD.

In terms of major CTA performance, no CTA’s were positive for Q2 2020. Aspect Capital, Brevan Howard and Welton were negative for the quarter. Welton was positive YTD while Aspect Capital and Brevan Howard were negative YTD.

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

For the six months ended June 30, 2019, the Frontier Heritage Fund recorded net loss on investments of $107,933, net investment gain of $463,182, and total expenses of $107,933, resulting in a net decrease in Owners’ capital from operations of $315,866, after non-controlling interests of $39,893. For the six months ended June 30, 2018, the Frontier Heritage Fund recorded net loss on investments of $718,522, net investment loss $218,825, and total expenses of $218,825, resulting in a net decrease in Owners’ capital from operations of $893,452, after non-controlling interests of $43,895.

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

As of June 30, 2019, the management fee embedded in swaps owned by the Frontier Heritage Fund was 1.00% per annum, and the managing owner has waived the entire management fee due to it from the Frontier Heritage Fund in respect of the Frontier Heritage Fund’s investment in swaps. In each case, the embedded management fee is accrued on the relevant notional amount of the swap.

Based on an analysis of the management fees charged to Frontier Heritage Fund, the effective management fee rate of the Frontier Heritage Fund was lower than the management fee rate otherwise payable to the Managing Owner. The effective management fee rate for the Series was calculated for the period covered by the Form 10-Q by dividing the aggregate management fees paid by such Series (whether directly to the Managing Owner, or as an embedded management fee paid to a third-party commodity trading advisor) by the aggregate assets on which such management fees were paid. For the quarter ended June 30, 2019, the effective management fee rate of the Frontier Heritage Fund was 2.18%, compared to a management fee payable to the Managing Owner of 2.50%. For the quarter ended June 30, 2019, the management and incentive fees embedded in gains (losses) from trading companies owned by the Frontier Heritage Fund was $4,397

The Frontier Heritage Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Frontier Heritage Fund Class 2 Sector Attributions
Q2 2019 and YTD
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

In terms of major CTA performance, Aspect Capital and Welton were positive for Q2 2019 while Brevan Howard was negative for the quarter. Aspect Capital and Welton were positive YTD while Brevan Howard and Winton were negative YTD.

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

Value at Risk by Market Sectors

The following tables present the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of June 30, 2020 and December 31, 2019. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

DOMESTIC EXPOSURE

Frontier Diversified Fund:

	June 30, 2020		December 31, 2019
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
MARKET SECTOR	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION

Interest Rates	$4,629,556	73.37%	$6,384,583	53.21%
Currencies	-	0.00%	-	0.00%
Stock Indices	-	0.00%	-	0.00%
Metals	-	0.00%	-	0.00%
Agriculturals/Softs	-	0.00%	-	0.00%
Energy	-	0.00%	-	0.00%
Total:	$4,629,556	73.37%	$6,384,583	53.21%

Frontier Long/Short Commodity Fund:

	June 30, 2020		December 31, 2019
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$582,519	44.58%	$362,521	27.17%
Currencies	-	0.00%	-	0.00%
Stock Indices	-	0.00%	-	0.00%
Metals	-	0.00%	-	0.00%
Agriculturals/Softs	-	0.00%	-	0.00%
Energy	-	0.00%	-	0.00%
Total:	$582,519	44.58%	$362,521	27.17%

Frontier Masters Fund:

	June 30, 2020		December 31, 2019
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$-	0.00%	$-	0.00%
Currencies	-	0.00%	-	0.00%
Stock Indices	-	0.00%	-	0.00%
Metals	-	0.00%	-	0.00%
Agriculturals/Softs	-	0.00%	-	0.00%
Energy	-	0.00%	-	0.00%
Total:	$-	0.00%	$-	0.00%

Frontier Balanced Fund:

	June 30, 2020		December 31, 2019
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$7,488,340	55.38%	$11,944,754	53.10%
Currencies	467,439	3.46%	1,025,862	4.56%
Stock Indices	-	0.00%	21,385	0.10%
Metals	77,807	0.58%	55,303	0.25%
Agriculturals/Softs	19,285	0.14%	28,927	0.13%
Energy	1,540	0.01%	4,115	0.02%
Total:	$8,054,411	59.57%	$13,080,345	58.15%

Frontier Select Fund:

	June 30, 2020		December 31, 2019
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$1,500,501	55.72%	$1,400,214	49.71%
Currencies	-	0.00%	-	0.00%
Stock Indices	-	0.00%	-	0.00%
Metals	-	0.00%	-	0.00%
Agriculturals/Softs	-	0.00%	-	0.00%
Energy	-	0.00%	-	0.00%
Total:	$1,500,501	55.72%	$1,400,214	49.71%

Frontier Global Fund:

	June 30, 2020		December 31, 2019
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$-	0.00%	$-	0.00%
Currencies	-	0.00%	-	0.00%
Stock Indices	-	0.00%	-	0.00%
Metals	-	0.00%	-	0.00%
Agriculturals/Softs	-	0.00%	-	0.00%
Energy	-	0.00%	-	0.00%
Total:	$-	0.00%	$-	0.00%

Frontier Heritage Fund:

	June 30, 2020		December 31, 2019
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$-	0.00%	$1,487,795	45.02%
Currencies	-	0.00%	-	0.00%
Stock Indices	-	0.00%	-	0.00%
Metals	-	0.00%	-	0.00%
Agriculturals/Softs	-	0.00%	-	0.00%
Energy	-	0.00%	-	0.00%
Total:	$-	0.00%	$1,487,795	45.02%

As of June 30, 2020 and December 31, 2019, portions of the assets of the Frontier Balanced Fund, Frontier Diversified Fund and Frontier Long/Short Commodity Fund are invested in swap contracts (please refer to Note 4 in the Series Financial Statements). Margin information is not available for these contracts, therefore no value at risk calculations were included in the table for these investments. The Frontier Select Fund (through its investment in an unconsolidated trading company) and Frontier Heritage Fund swap investments were liquidated as of May 30, 2020.

Value at Risk: Foreign Markets

The following tables present the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of June 30, 2020 and December 31, 2019. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

FOREIGN EXPOSURE

Frontier Diversified Fund

	June 30, 2020		December 31, 2019
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$-	0.00%	$-	0.00%
Currencies	-	0.00%	-	0.00%
Stock Indices	-	0.00%	-	0.00%
Metals	-	0.00%	-	0.00%
Agriculturals/Softs	-	0.00%	-	0.00%
Energy	-	0.00%	-	0.00%
Total:	$-	0.00%	$-	0.00%

Frontier Long/Short Commodity Fund

	June 30, 2020		December 31, 2019
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$-	0.00%	$-	0.00%
Currencies	-	0.00%	-	0.00%
Stock Indices	-	0.00%	-	0.00%
Metals	-	0.00%	-	0.00%
Agriculturals/Softs	-	0.00%	-	0.00%
Energy	-	0.00%	-	0.00%
Total:	$-	0.00%	$-	0.00%

Frontier Masters Fund

	June 30, 2020		December 31, 2019
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$-	0.00%	$-	0.00%
Currencies	-	0.00%	-	0.00%
Stock Indices	-	0.00%	-	0.00%
Metals	-	0.00%	-	0.00%
Agriculturals/Softs	-	0.00%	-	0.00%
Energy	-	0.00%	-	0.00%
Total:	$-	0.00%	$-	0.00%

Frontier Balanced Fund:

	June 30, 2020		December 31, 2019
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$488,311	3.61%	$13,440	0.06%
Currencies	57,347	0.42%	-	0.00%
Stock Indices	15,117	0.11%	30,900	0.14%
Metals	-	0.00%	-	0.00%
Agriculturals/Softs	-	0.00%	709	0.00%
Energy	-	0.00%	-	0.00%
Total:	$560,775	4.15%	$45,049	0.20%

Frontier Select Fund:

	June 30, 2020		December 31, 2019
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$-	0.00%	$-	0.00%
Currencies	-	0.00%	-	0.00%
Stock Indices	-	0.00%	-	0.00%
Metals	-	0.00%	-	0.00%
Agriculturals/Softs	-	0.00%	-	0.00%
Energy	-	0.00%	-	0.00%
Total:	$-	0.00%	$-	0.00%

Frontier Global Fund:

	June 30, 2020		December 31, 2019
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$-	0.00%	$-	0.00%
Currencies	-	0.00%	-	0.00%
Stock Indices	-	0.00%	-	0.00%
Metals	-	0.00%	-	0.00%
Agriculturals/Softs	-	0.00%	-	0.00%
Energy	-	0.00%	-	0.00%
Total:	$-	0.00%	$-	0.00%

Frontier Heritage Fund:

	June 30, 2020		December 31, 2019
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$-	0.00%	$-	0.00%
Currencies	-	0.00%	-	0.00%
Stock Indices	-	0.00%	-	0.00%
Metals	-	0.00%	-	0.00%
Agriculturals/Softs	-	0.00%	-	0.00%
Energy	-	0.00%	-	0.00%
Total:	$-	0.00%	$-	0.00%

As of June 30, 2020 and December 31, 2019, a portion of the assets of the Frontier Balanced Fund, Frontier Diversified Fund and Frontier Long/Short Commodity Fund are invested in swap contracts (please refer to Note 4 in the Series Financial Statements). Margin information is not available for these contracts, therefore no value at risk calculations were included in the table for these investments. The Frontier Select Fund (through its investment in an unconsolidated trading company) and Frontier Heritage Fund swap investments were liquidated as of May 30, 2020.

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of June 30, 2020, by market sector.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chairman and Chief Financial Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), for the Trust and each Series as of June 30, 2020 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can only provide reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

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

Management assessed the effectiveness of the internal control over financial reporting for the Trust and each Series as of June 30, 2020, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 report entitled Internal Control-Integrated Framework.

Based on that assessment, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that the Trust maintained effective internal control over financial reporting as of June 30, 2020.

Changes in Internal Control over Financial Reporting

To address material weakness in consolidation and financial reporting noted in prior reporting periods, management has taken the following actions:

●	Strengthened controls to ensure that underlying balances and activity are appropriately consolidated during quarter and year end. Supporting schedules for account balances and adjusting entries are prepared and reviewed along with internal reviews of the consolidating schedules prior to the preparation of the quarterly and annual financial statements;

●	adjusted the timing for review of the financial statements, footnotes and applicable supporting schedules, to be completed prior to the drafting of the form 10-Q;

●	reviewed current procedures to ensure appropriate segregation of duties and compliance with the Trust’s accounting policies and GAAP.

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

Scope of Exhibit 31 Certifications

The certifications of the Chief Executive Officer and Chief Financial Officer of the Managing Owner included respectively as Exhibits 31.1and 31.2 to this Form 10-Q apply not only to the Trust as a whole but also to each Series individually.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no material legal proceedings pending against the Trust, or any of the Series.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Trust’s annual report on Form 10-K for the fiscal year ended December 31, 2019, as updated by Part II, Item 1A. “Risk Factors.” in the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding the sale of unregistered Units by the Trust for the three months ended June 30, 2020. The number of Units listed below for each transaction is the aggregate number of Units in the particular Series of the Trust purchased in such transaction. The consideration listed below for each transaction is, except as otherwise noted, the aggregate amount of cash paid for the Units purchased. For each transaction reported below, the price per Unit was NAV per Unit at the time of the transaction and the Managing Owner of the Trust was the purchaser of the Units. No underwriting discount or sales commission was paid or received with respect to any of the transactions reported below. The Trust claims an exemption from registration of each of the transactions listed below under Section 4(a)(2) of the Securities Act of 1933, as amended, as a sale by an issuer not involving a public offering.

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

Frontier Funds
(Registrant)

Date: August 13, 2020	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: August 13, 2020	By:	/s/ Patrick F. Hart III
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Balanced Fund,
a Series of Frontier Funds
(Registrant)

Date: August 13, 2020	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: August 13, 2020	By:	/s/ Patrick F. Hart III
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Heritage Fund,
a Series of Frontier Funds
(Registrant)

Date: August 13, 2020	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: August 13, 2020	By:	/s/ Patrick F. Hart III
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Global Fund
a Series of Frontier Funds
(Registrant)

Date: August 13, 2020	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: August 13, 2020	By:	/s/ Patrick F. Hart III
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Select Fund,
a Series of Frontier Funds (Registrant)

Date: August 13, 2020	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: August 13, 2020	By:	/s/ Patrick F. Hart III
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Long/Short Commodity Fund, a Series of Frontier Funds (Registrant)

Date: August 13, 2020	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: August 13, 2020	By:	/s/ Patrick F. Hart III
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Diversified Fund,
a Series of Frontier Funds
(Registrant)

Date: August 13, 2020	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: August 13, 2020	By:	/s/ Patrick F. Hart III
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Masters Fund,
a Series of Frontier Funds
(Registrant)

Date: August 13, 2020	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: August 13, 2020	By:	/s/ Patrick F. Hart III
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds