Form 10-Q
period 2020-09-30
Frontier Funds; Frontier Long/Short Commodity Fund; Frontier Select Fund; Frontier Global Fund; Frontier Heritage Fund; Frontier Balanced Fund; Frontier Masters Fund; Frontier Diversified Fund
filed 2020-11-13
CIK 1261379, 1389128, 1389125, 1389124, 1389123, 1389122, 1450722, 1450720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF SEPTEMBER 30, 2020, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

ii

PART I. FINANCIAL INFORMATION

Item 1.	Series Financial Statements

The Series of Frontier Funds

Statements of Financial Condition

September 30, 2020 (Unaudited) and December 31, 2019

	Frontier		Frontier		Frontier
	Diversified Fund		Masters Fund		Long/Short Commodity Fund
	9/30/2020	12/31/2019	9/30/2020	12/31/2019	9/30/2020	12/31/2019
ASSETS
Cash and cash equivalents	$46,937	$56,263	$32,727	$25,639	$47,277	$34,272
U.S. Treasury securities, at fair value	19,838	99,605	13,832	45,391	19,981	60,673
Swap contracts, at fair value	4,553,855	6,384,583	-	-	578,274	362,521
Investments in private investment companies, at fair value	4,462,988	9,305,733	1,191,250	2,198,997	694,550	986,757
Investments in unconsolidated trading companies, at fair value	14,532	24,150	10,133	11,005	14,637	14,711
Interest receivable	132	2,027	92	924	133	1,296
Receivable from related parties	33,028	11,453	23,029	-	33,267	-
Redemptions receivable from private investment companies	111,665	171,906	44,070	-	1,250	-
Other assets	-	5,700	-	-	-	-

Total Assets	$9,242,975	$16,061,420	$1,315,133	$2,281,956	$1,389,369	$1,460,230

LIABILITIES & CAPITAL

LIABILITIES
Interest payable to Managing Owner	$-	$-	$-	$-	$44	$-
Redemptions payable	-	-	-	-	2,309	6,585
Service fees payable to Managing Owner	632	3,392	125	204	-	-
Trading fees payable to Managing Owner	16,686	35,877	7,360	11,673	2,699	3,468
Advance on unrealized swap appreciation	4,000,000	4,000,000	-	-	115,000	115,000
Subscriptions in advance for service fee rebates	22,650	22,531	31,725	31,541	409	220
Other liabilities	3,054	-	2,129	499	3,076	667

Total Liabilities	4,043,022	4,061,800	41,339	43,917	123,581	125,940

CAPITAL
Managing Owner - Class 2	2,014	3,023	6,702	13,043	3,932	4,530
Managing Owner - Class 2a	-	-	-	-	7,840	7,861
Managing Owner - Class 3	54,277	115,933	6,739	9,228	-	-
Managing Owner - Class 3a	-	-	-	-	992	993
Limited Owner - Class 1	141,090	1,303,195	9,205	12,794	-	-
Limited Owner - Class 1a	-	-	-	-	-	11,447
Limited Owner - Class 2	1,720,828	5,597,828	500,654	837,765	28,718	36,515
Limited Owner - Class 2a	-	-	-	-	72,561	73,965
Limited Owner - Class 3	3,281,744	4,979,641	750,494	1,365,209	937,745	991,828
Limited Owner - Class 3a	-	-	-	-	214,044	207,151

Total Owners’ Capital	5,199,953	11,999,620	1,273,794	2,238,039	1,265,832	1,334,290

Non-Controlling Interests	-	-	-	-	-	-

Total Capital	5,199,953	11,999,620	1,273,794	2,238,039	1,265,832	1,334,290

Total Liabilities and Capital	$9,242,975	$16,061,420	$1,315,133	$2,281,956	$1,389,413	$1,460,230

Units Outstanding
Class 1	2,122	12,890	177	177	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	N/A	259
Class 2	21,269	46,067	7,983	9,759	401	503
Class 2a	N/A	N/A	N/A	N/A	1,535	1,557
Class 3	43,994	44,853	12,678	16,806	10,980	11,581
Class 3a	N/A	N/A	N/A	N/A	3,891	3,763

Net Asset Value per Unit
Class 1	$66.48	$101.10	$52.15	$72.28	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	N/A	$44.20
Class 2	$81.00	$121.58	$63.55	$87.18	$81.41	$81.60
Class 2a	N/A	N/A	N/A	N/A	$52.39	$52.55
Class 3	$75.83	$113.61	$59.73	$81.78	$85.40	$85.64
Class 3a	N/A	N/A	N/A	N/A	$55.27	$55.31

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Financial Condition

September 30, 2020 (Unaudited) and December 31, 2019

	Frontier Balanced Fund		Frontier Select Fund
	9/30/2020	12/31/2019	9/30/2020	12/31/2019
ASSETS
Cash and cash equivalents	$-	$118,506	$15,685	$61,345
U.S. Treasury securities, at fair value	-	209,799	6,629	108,603
Open trade equity, at fair value	-	116,184	-	-
Receivable from futures commission merchants	780,884	2,526,242	-	-
Swap contracts, at fair value	7,319,420	11,944,753	-	-
Investments in private investment companies, at fair value	9,974,115	13,809,892	1,436,833	2,184,240
Investments in unconsolidated trading companies, at fair value	-	50,867	4,856	505,355
Interest receivable	-	4,270	44	2,268
Receivable from related parties	-	-	11,037	-
Redemptions receivable from private investment companies	195,931	380,111	128,396	-
Other assets	-	-	-	-

Total Assets	$18,270,350	$29,160,624	$1,603,480	$2,861,811

LIABILITIES & CAPITAL

LIABILITIES
Open trade deficit, at fair value	$59,775	$-	$-	$-
Redemptions payable	25,198	39,059	7,668	6,875
Management fees payable to Managing Owner	8,903	8,795	-	-
Interest payable to Managing Owner	361	105	458	-
Service fees payable to Managing Owner	20,578	41,635	3,701	6,906
Trading fees payable to Managing Owner	41,480	70,179	4,088	6,000
Risk analysis fees payable	10,029	8,465	-	-
Payables to related parties	175,803	-	-	-
Advance on unrealized swap appreciation	6,176,555	6,176,555	-	-
Subscriptions in advance for service fee rebates	341,603	319,698	19,010	16,895
Other liabilities	554	2,372	1,023	8,509

Total Liabilities	6,860,839	6,666,863	35,948	45,185

CAPITAL
Managing Owner - Class 2	46,207	73,748	16,774	29,831
Managing Owner - Class 2a	77,094	151,133	-	-
Limited Owner - Class 1	8,800,149	17,797,600	1,495,959	2,715,051
Limited Owner - Class 1AP	149,459	238,544	8,882	10,834
Limited Owner - Class 2	1,801,758	3,288,105	45,917	60,910
Limited Owner - Class 2a	27,608	44,048	-	-
Limited Owner - Class 3a	507,236	900,583	-	-

Total Owners’ Capital	11,409,511	22,493,761	1,567,532	2,816,626

Non-Controlling Interests	-	-	-	-

Total Capital	11,409,511	22,493,761	1,567,532	2,816,626

Total Liabilities and Capital	$18,270,350	$29,160,624	$1,603,480	$2,861,811

Units Outstanding
Class 1	122,530	151,814	28,038	40,793
Class 1AP	1,731	1,731	138	138
Class 2	15,873	18,092	736	873
Class 2a	1,038	1,212	N/A	N/A
Class 3a	5,042	5,611	N/A	N/A

Net Asset Value per Unit
Class 1	$71.82	$117.23	$53.35	$66.56
Class 1AP	$86.34	$137.81	$64.20	$78.51
Class 2	$116.42	$185.82	$85.20	$103.94
Class 2a	$100.90	$161.04	N/A	N/A
Class 3a	$100.60	$160.50	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Financial Condition

September 30, 2020 (Unaudited) and December 31, 2019

	Frontier Global Fund		Frontier Heritage Fund
	9/30/2020	12/31/2019	9/30/2020	12/31/2019
ASSETS
Cash and cash equivalents	$42,890	$27,532	$64,326	$44,011
U.S. Treasury securities, at fair value	18,127	48,741	27,187	77,916
Swap contracts, at fair value	-	-	-	2,888,008
Investments in private investment companies, at fair value	3,040,737	5,022,967	2,089,460	2,259,678
Investments in unconsolidated trading companies, at fair value	13,279	11,818	19,916	18,891
Interest receivable	121	992	181	1,586
Receivable from related parties	30,180	-	45,263	-
Redemptions receivable from private investment companies	-	-	-	-
Other assets	-	-	-	-

Total Assets	$3,145,334	$5,112,050	$2,246,333	$5,290,090

LIABILITIES & CAPITAL

LIABILITIES
Redemptions payable	$19,055	$71,379	$-	$9,735
Interest payable to Managing Owner	230	56	326	166
Service fees payable to Managing Owner	6,769	11,263	4,544	5,362
Trading fees payable to Managing Owner	13,063	22,540	7,568	11,170
Advance on unrealized swap appreciation	-	-	-	1,900,000
Subscriptions in advance for service fee rebates	153,743	150,025	61,853	57,132
Other liabilities	2,793	8,543	4,189	1,488

Total Liabilities	195,653	263,806	78,480	1,985,053

CAPITAL
Managing Owner - Class 2	30,637	50,058	24,609	28,593
Limited Owner - Class 1	2,745,609	4,471,980	1,970,940	2,295,623
Limited Owner - Class 1AP	26,771	33,047	7,591	8,333
Limited Owner - Class 2	146,664	293,159	164,713	493,464

Total Owners’ Capital	2,949,681	4,848,244	2,167,853	2,826,013

Non-Controlling Interests	-	-	-	479,024

Total Capital	2,949,681	4,848,244	2,167,853	3,305,037

Total Liabilities and Capital	$3,145,334	$5,112,050	$2,246,333	$5,290,090

Units Outstanding
Class 1	26,356	34,003	22,685	23,536
Class 1AP	214	214	73	73
Class 2	1,135	1,780	1,353	3,399

Net Asset Value per Unit
Class 1	$104.18	$131.52	$86.88	$97.54
Class 1AP	$125.39	$154.43	$104.53	$114.15
Class 2	$156.22	$192.82	$139.90	$153.59

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

September 30, 2020 (Unaudited)

Frontier	Frontier	Frontier Long/Short
Diversified Fund	Masters Fund	Commodity Fund
% of Total Capital	% of Total Capital	% of Total Capital
Description	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)
SWAPS (1)
Frontier XXXV Diversified select swap (U.S.)	$4,553,855	87.57%	$-	0.00%	$-	0.00%
Frontier XXXVII L/S select swap (U.S.)	-	0.00%	-	0.00%	578,274	45.68%
Total Swaps	$4,553,855	87.57%	$-	-	$578,274	45.68%

PRIVATE INVESTMENT COMPANIES (3)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$1,002,472	19.28%	$-	0.00%	$-	0.00%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	505,135	9.71%	-	0.00%	-	0.00%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	547,959	10.54%	-	0.00%	-	0.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	957,482	18.41%	488,902	38.38%	-	0.00%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	735,269	14.14%	293,558	23.05%	268,630	21.22%
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	714,671	13.74%	408,790	32.09%	-	0.00%
Galaxy Plus Fund - TT Feeder Fund (531) LLC	-	0.00%	-	0.00%	-	0.00%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	0.00%	-	0.00%	425,920	33.65%

Total Private Investment Companies	$4,462,988	85.82%	$1,191,250	93.52%	$694,550	54.87%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (3)
Frontier Trading Company XXXVIII, LLC	$14,532	0.28%	$10,133	0.80%	$14,637	1.16%
Total Investment in Unconsolidated Trading Companies	$14,532	0.28%	$10,133	0.80%	$14,637	1.16%

U.S. TREASURY SECURITIES (2)
FACE VALUE	Fair Value	Fair Value	Fair Value
$80,000	US Treasury Note 6.875% due 08/15/2025 (Cost $106,503)	$19,838	0.38%	$13,832	1.09%	$19,981	1.58%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value	Face Value
US Treasury Note 6.875% due 08/15/2025 (2)	$15,030	$10,480	$15,138

Additional Disclosure on U.S. Treasury Securities	Cost	Cost	Cost
US Treasury Note 6.875% due 08/15/2025 (2)	$20,009	$13,951	$20,153

(1)	See Note 4 to the Financial Statements.

(2)	See Note 2 to the Financial Statements.

(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

September 30, 2020 (Unaudited)

Frontier	Frontier
Balanced Fund	Select Fund
% of Total Capital	% of Total Capital
Description	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)
LONG FUTURES CONTRACTS*
Various agriculture futures contracts (Far East)	$502	0.00%	$-	0.00%
Various agriculture futures contracts (U.S.)	167,759	1.47%	-	0.00%
Various base metals futures contracts (U.S.)	(65,902)	-0.58%	-	0.00%
Various currency futures contracts (Europe)	(15,137)	-0.13%	-	0.00%
Various currency futures contracts (Latin America)	(30,905)	-0.27%	-	0.00%
Various currency futures contracts (U.S.)	375	0.00%	-	0.00%
Various energy futures contracts (U.S.)	(29,500)	-0.26%	-	0.00%
Various interest rates futures contracts (Europe)	197,574	1.73%	-	0.00%
Various interest rates futures contracts (Far East)	6,926	0.06%	-	0.00%
Various interest rates futures contracts (Oceanic)	65,560	0.57%	-	0.00%
Various interest rates futures contracts (U.S.)	(3,937)	-0.03%	-	0.00%
Various precious metal futures contracts (U.S.)	(42,070)	-0.37%	-	0.00%
Various soft futures contracts (U.S.)	(15,983)	-0.14%	-	0.00%

Total Long Futures Contracts	$235,262	2.05%	$-	0.00%

SHORT FUTURES CONTRACTS*
Various agriculture futures contracts (Far East)	$3,089	0.03%	$-	0.00%
Various agriculture futures contracts (U.S.)	(190,350)	-1.67%	-	0.00%
Various base metals futures contracts (U.S.)	10,036	0.09%	-	0.00%
Various currency futures contracts (Europe)	(1,219)	-0.01%	-	0.00%
Various currency futures contracts (Latin America)	20,340	0.18%	-	0.00%
Various currency futures contracts (U.S.)	7,925	0.07%	-	0.00%
Various energy futures contracts (U.S.)	(7,180)	-0.06%	-	0.00%
Various interest rates futures contracts (Europe)	(126,110)	-1.11%	-	0.00%
Various interest rates futures contracts (Far East)	(7,202)	-0.06%	-	0.00%
Various interest rates futures contracts (Oceanic)	(34,704)	-0.30%	-	0.00%
Various interest rates futures contracts (U.S.)	(5,563)	-0.05%	-	0.00%
Various precious metal futures contracts (U.S.)	41,900	0.37%	-	0.00%
Various soft futures contracts (U.S.)	(6,259)	-0.05%	-	0.00%
Various stock index futures contracts (Canada)	(1,078)	-0.01%	-	0.00%
Various stock index futures contracts (Europe)	3,848	0.03%	-	0.00%
Various stock index futures contracts (Far East)	(2,510)	-0.02%	-	0.00%

Total Short Futures Contracts	$(295,037)	-2.57%	$-	0.00%

Total Open Trade Equity (Deficit)	$(59,775)	-0.52%	$-	0.00%

PRIVATE INVESTMENT COMPANIES (3)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$2,407,414	21.10%	$-	0.00%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	1,383,560	12.13%	-	0.00%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	814,635	7.14%	-	0.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	1,437,282	12.60%	-	0.00%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	2,500,848	21.92%	831,123	53.02%
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	1,430,376	12.54%	605,710	38.64%
Total Private Investment Companies	$9,974,115	87.43%	$1,436,833	91.66%

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
Frontier Trading Company XXXVIII, LLC	$-	0.00%	$4,856	0.31%
Total Investment in Unconsolidated Trading Companies	$-	0.00%	$4,856	0.31%

U.S. TREASURY SECURITIES (2)
FACE VALUE	Fair Value	Fair Value

$80,000	US Treasury Note 6.875% due 08/15/2025 (Cost $106,503)	$-	0.00%	$6,629	0.42%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value

US Treasury Note 6.875% due 08/15/2025 (2)	$-	$5,022

Additional Disclosure on U.S. Treasury Securities	Cost	Cost

US Treasury Note 6.875% due 08/15/2025 (2)	$-	$6,686

*	Except for those items disclosed, no individual futures, or forwards position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Note 4 to the Financial Statements.

(2)	See Note 2 to the Financial Statements.

(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

September 30, 2020 (Unaudited)

Frontier Global	Frontier
Fund	Heritage Fund
% of Total Capital	% of Total Capital
Description	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)

PRIVATE INVESTMENT COMPANIES (3)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$3,040,737	103.09%	$1,405,005	64.81%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	-	-	684,455	31.57%
Total Private Investment Companies	$3,040,737	103.09%	$2,089,460	96.38%

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
Frontier Trading Company XXXVIII, LLC	$13,279	0.45%	$19,916	0.92%
Total Investment in Unconsolidated Trading Companies	$13,279	0.45%	$19,916	0.92%

U.S. TREASURY SECURITIES (2)
FACE VALUE	Fair Value	Fair Value

$80,000	US Treasury Note 6.875% due 08/15/2025 (Cost $106,503)	$18,127	0.61%	$27,187	1.25%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value

US Treasury Note 6.875% due 08/15/2025 (2)	$13,733	$20,597

Additional Disclosure on U.S. Treasury Securities	Cost	Cost

US Treasury Note 6.875% due 08/15/2025 (2)	$18,283	$27,421

(1)	See Note 4 to the Financial Statements.

(2)	See Note 2 to the Financial Statements.

(3)	See Note 5 to the Financial Statements.

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

The Series of Frontier Funds

Statements of Operations

For the Three Months Ended September 30, 2020 (Unaudited) and 2019

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	9/30/2020	9/30/2019	9/30/2020	9/30/2019	9/30/2020	9/30/2019

Investment income:
Interest - net	$1,143	$1,542	$851	$2,215	$906	$693

Total Income	1,143	1,542	851	2,215	906	693

Expenses:
Service Fees - Class 1	2,062	11,313	407	1,256	108	134
Due Diligence Fees	1,740	-	438	-	90	-
Trading Fees	50,536	126,165	21,879	49,626	7,777	14,443
Other Fees	-	-	-	-	-	-

Total Expenses	54,338	137,478	22,724	50,882	7,975	14,577

Investment (loss) - net	(53,195)	(135,936)	(21,873)	(48,667)	(7,069)	(13,884)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	-	-	-	-	-	-
Net unrealized gain/(loss) on private investment companies	(397,041)	165,726	(226,881)	35,290	29,022	(196,972)
Net realized gain/(loss) on private investment companies	(51,059)	(140,151)	14,487	(47,606)	(44,189)	60,266
Net change in open trade equity/(deficit)	-	-	-	-	-	-
Net realized gain/(loss) on swap contracts	-	-	-	-	-	-
Net unrealized gain/(loss) on swap contracts	(75,700)	193,070	-	-	(4,244)	(51,763)
Net realized gain/(loss) on U.S. Treasury securities	509	12,056	(269)	5,274	(994)	2,456
Net unrealized gain/(loss) on U.S. Treasury securities	80	(8,429)	(76)	(7,593)	25	(2,391)
Trading commissions	-	-	-	-	-	-
Change in fair value of investments in unconsolidated trading companies	(1,015)	(1,298)	(934)	(1,813)	(1,058)	(530)

Net gain/(loss) on investments	(524,226)	220,974	(213,673)	(16,448)	(21,438)	(188,934)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(577,421)	85,038	(235,546)	(65,115)	(28,507)	(202,818)

Less: Operations attributable to non-controlling interests	-	-	-	-		-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(577,421)	$85,038	$(235,546)	$(65,115)	$(28,507)	$(202,818)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(7.61)	$0.28	$(9.77)	$(2.60)	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	$(44.58)	$(5.30)
Class 2	$(8.88)	$0.87	$(11.58)	$(2.35)	$(1.86)	$(9.76)
Class 2a	N/A	N/A	N/A	N/A	$(1.11)	$(5.94)
Class 3	$(8.26)	$0.88	$(10.83)	$(2.14)	$(1.95)	$(10.18)
Class 3a	N/A	N/A	N/A	N/A	$(1.12)	$(6.21)

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds

Statements of Operations

For the Three Months Ended September 30, 2020 (Unaudited) and 2019

	Frontier Balanced Fund		Frontier Select Fund
	9/30/2020	9/30/2019	9/30/2020	9/30/2019

Investment income:
Interest - net	$41	$11,640	-	$(5)

Total Income/(loss)	41	11,640	-	(5)

Expenses:
Management Fees	5,029	4,614	-	-
Service Fees - Class 1	73,754	145,900	13,025	27,710
Risk analysis Fees	1,509	1,385	-	-
Trading Fees	127,677	236,156	10,391	21,767
Other Fees	45	-	-	-

Total Expenses	208,014	388,055	23,416	49,477

Investment (loss) - net	(207,973)	(376,415)	(23,416)	(49,482)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	167,553	(92,058)	-	-
Net unrealized gain/(loss) on private investment companies	(961,993)	236,355	(193,003)	25,424
Net realized gain/(loss) on private investment companies	139,086	(26,292)	(3,202)	113,671
Net change in open trade equity/(deficit)	(53,834)	(28,271)	-	-
Net realized gain/(loss) on swap contracts	-	-	-	-
Net unrealized gain/(loss) on swap contracts	(168,921)	458,043	-	-
Net realized gain/(loss) on U.S. Treasury securities	2,036	3,743	(374)	6,987
Net unrealized gain/(loss) on U.S. Treasury securities	(384)	(5,494)	(417)	(5,819)
Trading commissions	(5,477)	(9,459)	-	-
Change in fair value of investments in unconsolidated trading companies	(1,283)	(847)	(728)	(1,094)

Net gain/(loss) on investments	(883,217)	535,720	(197,724)	139,169

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(1,091,190)	159,305	(221,140)	89,687

Less: Operations attributable to non-controlling interests	-	-	-	-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(1,091,190)	$159,305	$(221,140)	$89,687

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(6.77)	$0.33	$(7.69)	$1.73
Class 1AP	$(7.42)	$1.41	$(8.70)	$2.69
Class 2	$(10.02)	$1.90	$(11.55)	$3.56
Class 2a	$(8.71)	$1.58	N/A	N/A
Class 3a	$(8.64)	$1.64	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds

Statements of Operations

For the Three Months Ended September 30, 2020 (Unaudited) and 2019

	Frontier Global Fund		Frontier Heritage Fund
	9/30/2020	9/30/2019	9/30/2020	9/30/2019

Investment income:
Interest - net	$-	$(2)	$-	$(6)

Total Income	-	(2)	-	(6)

Expenses:
Management Fees	-	-	-	-
Service Fees - Class 1	22,977	45,272	15,845	22,197
Trading Fees	42,481	82,029	25,094	31,932
Other Fees	-	-	-	-

Total Expenses	65,458	127,301	40,939	54,129

Investment (loss) - net	(65,458)	(127,303)	(40,939)	(54,135)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	-	-	-	-
Net unrealized gain/(loss) on private investment companies	(465,994)	409,626	(150,921)	225,227
Net realized gain/(loss) on private investment companies	30,501	86,211	(55,592)	(51,997)
Net realized gain/(loss) on swap contracts	-	-	-	-
Net unrealized gain/(loss) on swap contracts	-	-	-	1,777
Net realized gain/(loss) on U.S. Treasury securities	(1,194)	231	(772)	4,776
Net unrealized gain/(loss) on U.S. Treasury securities	69	(3,190)	(402)	(4,018)
Trading commissions	-	-	-	-
Change in fair value of investments in unconsolidated trading companies	(1,415)	(1,261)	(1,106)	(1,352)

Net gain/(loss) on investments	(438,033)	491,617	(208,793)	174,413

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(503,491)	364,314	(249,732)	120,278

Less: Operations attributable to non-controlling interests	-	-	-	(861)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(503,491)	$364,314	$(249,732)	$121,139

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(17.50)	$8.39	$(9.63)	$3.33
Class 1AP	$(19.96)	$11.03	$(10.72)	$4.82
Class 2	$(24.87)	$13.72	$(14.34)	$6.52

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds

Statements of Operations

For the Nine Months Ended September 30, 2020 (Unaudited) and 2019

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	9/30/2020	9/30/2019	9/30/2020	9/30/2019	9/30/2020	9/30/2019

Investment income:
Interest - net	$2,006	$7,544	$2,329	$4,371	$2,025	$1,828

Total Income	2,006	7,544	2,329	4,371	2,025	1,828

Expenses:
Management Fees	-	2,668	-	7,665	-	-
Service Fees - Class 1	12,712	34,708	1,501	11,010	330	448
Due Diligence Fees	7,195	-	1,641	-	275	-
Trading Fees	208,221	382,495	83,524	175,662	25,089	42,660
Other Fees	-	-	-	-	-	-

Total Expenses	228,128	419,871	86,666	194,337	25,694	43,108

Investment (loss) - net	(226,122)	(412,327)	(84,337)	(189,966)	(23,669)	(41,280)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	-	-	-	-	-	-
Net unrealized gain/(loss) on private investment companies	372,285	1,095,404	280,814	170,629	206,081	517,511
Net realized gain/(loss) on private investment companies	(1,295,055)	(589,985)	(696,820)	(147,373)	(394,032)	(641,976)
Net change in open trade equity/(deficit)	-	-	-	-	-	-
Net realized gain/(loss) on swap contracts	-	-	-	-	-	-
Net unrealized gain/(loss) on swap contracts	(2,099,874)	154,015	-	-	215,753	(94,964)
Net realized gain/(loss) on U.S. Treasury securities	(19,521)	11,466	6,092	10,671	6,224	5,161
Net unrealized gain/(loss) on U.S. Treasury securities	27,421	(8,854)	(2,674)	(4,121)	(1,476)	(1,996)
Trading commissions	-	-	-	-	-	-
Change in fair value of investments in unconsolidated trading companies	(5,303)	(86,911)	(6,972)	(69,323)	(9,851)	(1,559)

Net gain/(loss) on investments	(3,020,047)	575,135	(419,560)	(39,517)	22,699	(217,823)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(3,246,169)	162,808	(503,897)	(229,483)	(970)	(259,103)

Less: Operations attributable to non-controlling interests	-	-	-	-		-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(3,246,169)	$162,808	$(503,897)	$(229,483)	$(970)	$(259,103)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(34.62)	$0.47	$(20.13)	$(6.37)	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	$(44.20)	$(9.24)
Class 2	$(40.58)	$2.14	$(23.63)	$(5.93)	$(0.19)	$(10.06)
Class 2a	N/A	N/A	N/A	N/A	$(0.17)	$(10.23)
Class 3	$(37.78)	$2.22	$(22.05)	$(5.38)	$(0.24)	$(10.50)
Class 3a	N/A	N/A	N/A	N/A	$(0.05)	$(10.59)

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds

Statements of Operations

For the Nine Months Ended September 30, 2020 (Unaudited) and 2019

	Frontier Balanced Fund		Frontier Select Fund
	9/30/2020	9/30/2019	9/30/2020	9/30/2019

Investment income:
Interest - net	$6,361	$36,502	$-	$(5)

Total Income/(loss)	6,361	36,502	-	(5)

Expenses:
Management Fees	14,753	17,979	-	-
Service Fees - Class 1	284,736	470,826	51,117	79,777
Risk analysis Fees	4,426	4,257	-	-
Trading Fees	465,170	763,616	42,791	66,874
Other Fees	83	-	-	-

Total Expenses	769,168	1,256,678	93,908	146,651

Investment (loss) - net	(762,807)	(1,220,176)	(93,908)	(146,656)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	588,112	165,840	-	-
Net unrealized gain/(loss) on private investment companies	(325,724)	1,703,296	(49,653)	284,633
Net realized gain/(loss) on private investment companies	(1,666,467)	(787,630)	(285,836)	138,172
Net change in open trade equity/(deficit)	(130,869)	(224,786)	-	-
Net realized gain/(loss) on swap contracts	-	-	(102,307)	-
Net unrealized gain/(loss) on swap contracts	(5,804,030)	354,147	-	-
Net realized gain/(loss) on U.S. Treasury securities	28,151	12,092	3,374	18,138
Net unrealized gain/(loss) on U.S. Treasury securities	(5,409)	(426)	(3,372)	(14,497)
Trading commissions	(17,535)	(25,691)	-	-
Change in fair value of investments in unconsolidated trading companies	(31,836)	(140,477)	87,721	36,616

Net gain/(loss) on investments	(7,365,607)	1,056,365	(350,073)	463,062

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(8,128,414)	(163,811)	(443,981)	316,406

Less: Operations attributable to non-controlling interests	-	-	-	-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(8,128,414)	$(163,811)	$(443,981)	$316,406

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(45.41)	$(0.94)	$(13.21)	$6.35
Class 1AP	$(51.47)	$1.94	$(14.31)	$8.55
Class 2	$(69.40)	$2.62	$(18.74)	$12.34
Class 2a	$(60.14)	$2.26	N/A	N/A
Class 3a	$(59.90)	$2.29	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds

Statements of Operations

For the Nine Months Ended September 30, 2020 (Unaudited) and 2019

	Frontier Global Fund		Frontier Heritage Fund
	9/30/2020	9/30/2019	9/30/2020	9/30/2019

Investment income:
Interest - net	$-	$(2)	$-	$(6)

Total Income	-	(2)	-	(6)

Expenses:
Management Fees	-	38,679	-	7,289
Service Fees - Class 1	81,204	140,174	51,802	66,095
Trading Fees	150,154	207,342	83,036	88,678

Total Expenses	231,358	386,195	134,838	162,062

Investment (loss) - net	(231,358)	(386,197)	(134,838)	(162,068)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	-	-	-	-
Net unrealized gain/(loss) on private investment companies	(970,042)	1,963,540	(75,695)	741,499
Net realized gain/(loss) on private investment companies	448,127	(279,918)	(56,727)	(125,925)
Net realized gain/(loss) on swap contracts	-	-	(97,745)	-
Net unrealized gain/(loss) on swap contracts	-	-	197,829	83,006
Net realized gain/(loss) on U.S. Treasury securities	11,338	26,675	9,015	10,916
Net unrealized gain/(loss) on U.S. Treasury securities	(3,645)	(32,677)	(7,369)	(6,631)
Trading commissions	-	-	-	-
Change in fair value of investments in unconsolidated trading companies	(10,687)	(353,266)	(7,250)	(65,270)

Net gain/(loss) on investments	(524,909)	1,324,354	(37,942)	637,595

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(756,267)	938,157	(172,780)	475,527

Less: Operations attributable to non-controlling interests	-	-	95,914	40,244

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(756,267)	$938,157	$(268,694)	$435,283

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(27.34)	$20.45	$(10.65)	$13.10
Class 1AP	$(29.04)	$27.24	$(9.62)	$19.38
Class 2	$(36.60)	$34.03	$(13.69)	$23.95

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital

For the Nine Months Ended September 30, 2020 (Unaudited)

	Frontier Diversified Fund							Frontier Masters Fund
	Class 1	Class 2	Class 2	Class 3	Class 3	Non-		Class 1	Class 2	Class 2	Class 3	Class 3	Non-
	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2019	$1,303,195	$3,023	$5,597,828	$115,933	$4,979,641	-	$11,999,620	$12,794	$13,043	$837,765	$9,228	$1,365,209	-	$2,238,039

Sale of Units	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemption of Units	-	-	(2,629,631)	(26,100)	(897,767)	-	(3,553,498)	-	(3,400)	(141,223)	-	(315,727)	-	(460,350)
Transfer of Units In(Out)	(987,405)	-	-	-	987,405	-	-	-	-	-	-	-	-	-

Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	(174,700)	(1,009)	(1,247,369)	(35,556)	(1,787,535)	-	(3,246,169)	(3,590)	(2,942)	(195,888)	(2,490)	(298,987)	-	(503,897)

Owners’ Capital, September 30, 2020	$141,090	$2,014	$1,720,828	$54,277	$3,281,744	-	$5,199,953	$9,205	$6,702	$500,654	$6,739	$750,494	-	$1,273,794

Owners’ Capital - Units, December 31, 2019	12,890	25	46,042	1,021	43,832			177	149	9,610	113	16,693

Sale of Units (including transfers)	-	-	-	-	-			-	-	-	-	-
Redemption of Units (including transfers)	(10,768)	-	(24,798)	(305)	(554)			-	(44)	(1,733)	-	(4,128)

Owners’ Capital - Units, September 30, 2020	2,122	25	21,244	716	43,278			177	105	7,877	113	12,565

Net asset value per unit at December 31, 2019	$101.10		$121.58		$113.61			$72.28		$87.18		$81.78

Change in net asset value per unit for the Nine months ended September 30, 2020	$(34.62)		$(40.58)		$(37.78)			$(20.13)		$(23.63)		$(22.05)

Net asset value per unit at September 30, 2020	$66.48		$81.00		$75.83			$52.15		$63.55		$59.73

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital

For the Nine Months Ended September 30, 2020 (Unaudited)

	Frontier Long/Short Commodity Fund
	Class 2		Class 3	Class 1a	Class 2a		Class 3a
	Managing Owner	Limited Owners	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total

Owners’ Capital, December 31, 2019	$4,530	$36,515	$991,828	$11,447	$7,861	$73,965	$993	$207,151	-	$1,334,290

Sale of Units	-	-	-	-	-	-	-	-	-	-
Redemption of Units	(600)	(7,667)	(53,726)	-	2	(1,195)	-	(4,304)	-	(67,490)
Transfer of Units In(Out)	-	-	-	(11,267)	-	-	-	11,267	-	-
Net increase/(decrease) in Owners’	-	-	-	-	-	-	-	-	-	-
Capital resulting from operations attributable to controlling interests	2	(130)	(357)	(180)	(25)	(209)	(1)	(70)	-	(970)

Owners’ Capital, September 30, 2020	$3,932	$28,718	$937,745	$-	$7,840	$72,561	$992	$214,044	-	$1,265,832

Owners’ Capital - Units, December 31, 2019	56	447	11,581	259	149	1,408	18	3,745

Sale of Units (including transfers)	-	-	-	-	-	-	-	-
Redemption of Units (including transfers)	(8)	(94)	(601)	(259)	1	(23)	-	128

Owners’ Capital - Units, September 30, 2020	$48	$353	$10,980	$-	$150	$1,385	$18	$3,873

Net asset value per unit at December 31, 2019		$81.60	$85.64	$44.20		$52.55		$55.31

Change in net asset value per unit for the Nine months ended September 30, 2020		(0.19)	(0.24)	(44.20)		(0.16)		(0.04)

Net asset value per unit at September 30, 2020		$81.41	$85.40	$-		$52.39		$55.27

(2)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital

For the Nine Months Ended September 30, 2020 (Unaudited)

	Frontier Balanced Fund
	Class 1	Class 1AP	Class 2		Class 2a		Class 3a
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Non-Controlling Interests	Total

Owners’ Capital, December 31, 2019	$17,797,600	$238,544	$73,748	$3,288,105	$151,133	$44,048	$900,583	-	$22,493,761

Sale of Units	-	-	-	-	-	-	-	-	-
Redemption of Units	(2,577,034)	-	-	(295,415)	(19,800)	-	(63,588)	-	(2,955,837)
Transfer of Units In(Out)	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’	-	-	-	-	-	-	-	-	-
Capital resulting from operations attributable to controlling interests	(6,420,418)	(89,085)	(27,541)	(1,190,932)	(54,239)	(16,440)	(329,759)	-	(8,128,414)

Owners’ Capital, September 30, 2020	$8,800,149	$149,459	$46,207	$1,801,758	$77,094	$27,608	$507,236	-	$11,409,511

Owners’ Capital - Units, December 31, 2019	151,814	1,731	397	17,695	938	274	5,611

Sale of Units (including transfers)	-	-	-	-	-	-	-
Redemption of Units (including transfers)	(29,284)	-	-	(2,219)	(174)	-	(569)

Owners’ Capital - Units, September 30, 2020	122,530	1,731	397	15,476	764	274	5,042

Net asset value per unit at December 31, 2019	$117.23	$137.81		$185.82		$161.04	$160.50

Change in net asset value per unit for the Nine months ended September 30, 2020	$(45.41)	$(51.47)		$(69.40)		$(60.14)	$(59.90)

Net asset value per unit at September 30, 2020	$71.82	$86.34		$116.42		$100.90	$100.60

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital

For the Nine Months Ended September 30, 2020 (Unaudited)

	Frontier Select Fund						Frontier Global Fund						Frontier Heritage Fund
	Class 1	Class 1AP	Class 2		Non-		Class 1	Class 1AP	Class 2		Non-		Class 1	Class 1AP	Class 2		Non-
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2019	$2,715,051	$10,834	$29,831	$60,910	-	$2,816,626	$4,471,980	$33,047	$50,058	$293,159	$-	$4,848,244	$2,295,623	$8,333	$28,593	$493,464	$479,024	$3,305,037

Sale of Units	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemption of Units	(790,915)	-	(9,000)	(5,198)	-	(805,113)	(1,009,896)	-	(12,900)	(119,501)	-	(1,142,297)	(84,653)	-	(1,700)	(303,112)	-	(389,465)
Transfer of Units In(Out)	-	-	-		-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Capital resulting from operations attributable to controlling interests	(428,177)	(1,952)	(4,057)	(9,795)	-	(443,981)	(716,475)	(6,277)	(6,521)	(26,994)	-	$(756,267)	(240,030)	(742)	(2,284)	(25,639)	(479,024)	(747,719)

Owners’ Capital, September 30, 2020	$1,495,959	$8,882	$16,774	$45,917	$-	$1,567,532	$2,745,609	$26,771	$30,637	$146,664	$-	$2,949,681	$1,970,940	$7,591	$24,609	$164,713	$-	$2,167,853

Owners’ Capital - Units, December 31, 2019	40,793	138	288	585			34,003	214	260	1,520			23,536	73	186	3,213

Sale of Units (including transfers)	-	-	-	-			-	-	-	-			-	-	-	-
Redemption of Units (including transfers)	(12,755)	-	(91)	(46)			(7,647)	-	(64)	(581)			(851)	-	(10)	(2,036)

Owners’ Capital - Units, September 30, 2020	28,038	138	197	539			26,356	214	196	939			22,685	73	176	1,177

Net asset value per unit at December 31, 2019	$66.56	$78.51		$103.94			$131.52	$154.43		$192.82			$97.54	$114.15		$153.59
Change in net asset value per unit for the Nine months ended September 30, 2020	(13.21)	(14.31)		(18.74)			(27.34)	(29.04)		(36.60)			(10.65)	(9.62)		(13.69)
Net asset value per unit at September 30, 2020	$53.35	$64.20		$85.20			$104.18	$125.39		$156.22			$86.88	$104.53		$139.90

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Cash Flows

For the Nine Months Ended September 30, 2020 and September 30, 2019 (Unaudited)

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(3,246,169)	$162,808	$(503,897)	$(229,483)	$(970)	$(259,103)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in ownership allocation of U.S. Treasury securities	1,348,473	1,879,602	(386,057)	667,275	(286,463)	(369,853)
Net unrealized (gain)/loss on swap contracts	2,099,874	(154,015)	-	-	(215,753)	94,964
Net unrealized (gain)/loss on U.S. Treasury securities	(27,421)	8,854	2,674	4,121	1,476	1,996
Net realized (gain)/loss on U.S. Treasury securities	19,521	(11,466)	(6,092)	(10,671)	(6,224)	(5,161)
Net unrealized (gain)/loss on private investment companies	(372,285)	(1,095,404)	(280,814)	(170,629)	(206,081)	(517,511)
Net realized (gain)/loss on private investment companies	1,295,055	589,985	694,341	(147,373)	394,032	641,976
(Purchases) sales of:
(Purchases) of swap contracts	(269,146)	-	-	-	-	-
Sales of U.S. Treasury securities	461,162	1,531,470	1,199,617	436,661	866,588	948,424
(Purchases) of U.S. Treasury securities	(1,723,974)	(2,046,958)	(780,910)	(1,078,415)	(536,710)	(535,065)
U.S. Treasury interest and premium paid/amortized	2,006	(5)	2,329	4,371	2,025	1,828
(Purchases) of Private Investment Companies	(2,011,773)	(4,768,240)	(1,149,732)	(1,779,115)	(173,665)	(1,149,013)
Reduction of collateral in Swap contracts	-	1	-	-	-	-
Sale of Private Investment Companies	5,931,748	6,503,414	1,743,952	4,175,445	277,921	1,346,455
Increase and/or decrease in:
Investments in unconsolidated trading companies, at fair value	9,618	1,146,315	872	765,267	74	15,966
Prepaid service fees	-	-	-	-	-	-
Interest receivable	1,895	30,717	832	2,266	1,163	3,086
Receivable from related parties	(21,575)	(105,149)	(23,029)	-	(33,267)	-
Other assets	5,700	(178,138)	-	-	-	-
Due to broker	-	-	-	-	-	-
Redemptions receivable from private investment companies	60,241	-	(44,070)	-	(1,250)	-
Incentive fees payable to Managing Owner	-	6,380	-	-	-	60,871
Management fees payable to Managing Owner	-	(3,875)	-	(8,347)	-	-
Trading fees payable to Managing Owner	(19,191)	(4,813)	(4,313)	(11,077)	(769)	(716)
Service fees payable to Managing Owner	(2,760)	(2,283)	(79)	(1,633)	-	(51)
Subscriptions in advance for service fee rebates	119	97,019	184	3,658	189	-
Other liabilities	3,054	-	1,630	381	2,409	637

Net cash provided by (used in) operating activities	3,544,172	3,586,219	467,438	2,622,702	84,769	279,693

Cash Flows from Financing Activities:
Payment for redemption of units	(3,553,498)	(4,029,284)	(460,350)	(2,649,137)	(67,488)	(316,532)
Change in owner redemptions payable	-	-	-	-	(4,276)	-

Net cash provided by (used in) financing activities	(3,553,498)	(4,029,284)	(460,350)	(2,649,137)	(71,764)	(316,532)

Net increase (decrease) in cash and cash equivalents	(9,326)	(443,065)	7,088	(26,435)	13,005	(36,839)

Cash and cash equivalents, beginning of period	56,263	472,695	25,639	46,374	34,272	61,600
Cash and cash equivalents, end of period	$46,937	$29,630	$32,727	$19,939	$47,277	$24,761

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Cash Flows

For the Nine Months Ended September 30, 2020 and September 30, 2019 (Unaudited)

	Frontier Balanced Fund		Frontier Select Fund
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(8,128,414)	$(163,811)	$(443,981)	$316,406
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	175,959	195,475	-	-
Net change in ownership allocation of U.S. Treasury securities	179,457	1,479,242	(218,192)	(914,443)
Net unrealized (gain)/loss on swap contracts	5,804,030	(354,147)	-	-
Net unrealized (gain)/loss on U.S. Treasury securities	5,409	426	3,372	14,497
Net realized (gain)/loss on U.S. Treasury securities	(28,151)	(12,092)	(3,374)	(18,138)
Net unrealized (gain)/loss on private investment companies	325,724	(1,703,296)	49,653	(284,633)
Net realized (gain)/loss on private investment companies	1,666,467	787,630	285,836	(138,172)
(Purchases) sales of:
(Purchases) of swap contracts	(1,178,697)	-	-	-
Sales of U.S. Treasury securities	3,616,957	972,761	1,721,835	1,906,054
(Purchases) of U.S. Treasury securities	(3,570,232)	(2,671,069)	(1,401,667)	(1,332,376)
U.S. Treasury interest and premium paid/amortized	6,361	36,502	-	(5)
(Purchases) of Private Investment Companies	(4,464,511)	(8,141,550)	(1,911,902)	(1,071,749)
Sale of Private Investment Companies	6,308,097	16,823,824	2,323,820	2,167,428
Increase and/or decrease in:
Receivable from futures commission merchants	1,745,358	(177,958)	-	-
Investments in unconsolidated trading companies, at fair value	50,867	1,720,824	500,499	(61,265)
Interest receivable	4,270	391	2,224	(1,195)
Receivable from related parties	-	-	(11,037)	-
Other assets	-	(380,111)	-	-
Payables to related parties	175,803	-	-	-
Management fees payable to Managing Owner	108	(5,248)	-	-
Interest payable to Managing Owner	256	(1,244)	458	282
Trading fees payable to Managing Owner	(28,699)	(25,253)	(1,912)	(369)
Service fees payable to Managing Owner	(21,057)	(14,538)	(3,205)	(188)
Risk analysis fees payable	1,564	302	-	-
Redemptions receivable from private investment companies	184,180	-	(128,396)	-
Subscriptions in advance for service fee rebates	21,905	50,347	2,115	4,560
Other liabilities	(1,819)	1,019	(7,486)	8,572

Net cash provided by (used in) operating activities	2,851,192	8,418,426	758,660	595,266

Cash Flows from Financing Activities:
Payment for redemption of units	(2,955,837)	(8,399,715)	(805,113)	(554,391)
Change in owner redemptions payable	(13,861)	(7,187)	793	-

Net cash provided by (used in) financing activities	(2,969,698)	(8,406,902)	(804,320)	(554,391)

Net increase (decrease) in cash and cash equivalents	(118,506)	11,524	(45,660)	40,875

Cash and cash equivalents, beginning of period	118,506	37,556	61,345	25,072
Cash and cash equivalents, end of period	$-	$49,080	$15,685	$65,947

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Cash Flows

For the Nine Months Ended September 30, 2020 and September 30, 2019 (Unaudited)

	Frontier Global Fund		Frontier Heritage Fund
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(756,267)	$938,157	$(268,694)	$475,527
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	-	-	-	-
Net change in ownership allocation of U.S. Treasury securities	(572,676)	(2,136,419)	(75,421)	(604,742)
Net unrealized (gain)/loss on swap contracts	-	-	(197,829)	(83,006)
Net realized (gain)/loss on swap contracts	-	-	97,745	-
Net unrealized (gain)/loss on U.S. Treasury securities	3,645	32,677	7,369	6,631
Net realized (gain)/loss on U.S. Treasury securities	(11,338)	(26,675)	(9,015)	(10,916)
Net unrealized (gain)/loss on private investment companies	970,042	(1,963,540)	75,695	(741,499)
Net realized (gain)/loss on private investment companies	(448,127)	279,918	56,727	125,925
(Purchases) sale of:
Sales of U.S. Treasury Securities	1,191,317	8,578,317	932,192	1,980,729
(Purchases) of U.S. Treasury securities	(580,333)	(3,455,520)	(804,397)	(1,446,573)
U.S. Treasury interest and premium paid/amortized	-	(2)	-	(6)
Sales of swap contracts	-	-	1,491,965	-
(Purchases) of Private Investment Companies	(463,750)	(4,884,833)	(941,369)	(750,704)
Sale of Private Investment Companies	1,924,065	373,200	979,165	1,293,592
Reduction of collateral in Swap contracts	-	-	1,496,127	-
Increase and/or decrease in:
Investments in unconsolidated trading companies, at fair value	(1,461)	4,281,863	(1,025)	687,202
Interest receivable	871	63,537	1,405	5,634
Receivable from related parties	(30,180)	-	(45,263)	-
Advance on unrealized Swap Appreciation	-	-	(1,900,000)	-
Management fees payable to Managing Owner	-	(42,705)	-	(9,201)
Interest payable to Managing Owner	174	(7,846)	160	(764)
Trading fees payable to Managing Owner	(9,477)	5,614	(3,602)	2,200
Service fees payable to Managing Owner	(4,494)	(4,300)	(818)	(350)
Payables to related parties	-	-	-	697
Redemptions receivable from private investment companies	-	-	-	-
Subscriptions in advance for service fee rebates	3,718	14,866	4,721	9,185
Other liabilities	(5,750)	8,402	2,701	2,165

Net cash provided by (used in) operating activities	1,209,979	2,054,711	898,539	941,725

Cash Flows from Financing Activities:
Payment for redemption of units	(1,142,297)	(2,985,464)	(389,465)	(1,003,869)
Change in non-controlling interest	-	-	(479,024)	-
Change in owner redemptions payable	(52,324)	-	(9,735)	7,210

Net cash provided by (used in) financing activities	(1,194,621)	(2,985,464)	(878,224)	(996,659)

Net increase (decrease) in cash and cash equivalents	15,358	(930,753)	20,315	(54,934)

Cash and cash equivalents, beginning of period	27,532	951,485	44,011	135,096
Cash and cash equivalents, end of period	$42,890	$20,732	$64,326	$80,162

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements

1.	Organization and Purpose

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

As of September 30, 2020, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund, Frontier Global Fund and Frontier Heritage Fund, separates Units into a maximum of three separate Classes—Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Balanced Fund, separates Units into a maximum of five separate Classes—Class 1, Class 1AP, Class 2, Class 2A and Class 3A. The Trust, with respect to the Frontier Long/Short Commodity Fund, separates Units into a maximum of five separate Classes— Class 1A, Class 2A, Class 2, Class 3A and Class 3. Between April 15, 2016 and May 10, 2017, a portion of the interests in Frontier Trading Company I, LLC and all of the interests in Frontier Trading Company VII, LLC, Frontier Trading Company XV, LLC, and Frontier Trading Company XXIII LLC held by Frontier Diversified Fund, Frontier Masters Fund, Frontier Select Fund, Frontier Balanced Fund and Frontier Long/Short Commodity Fund were exchanged for equivalent interests in the Galaxy Plus Managed Account Platform (“Galaxy Plus”) which is an unaffiliated, third-party managed account platform. The assets of Frontier Trading Company I, LLC, which included exposure to Quantmetrics Capital Management LLP’s Multi-Strategy Program, Quantitative Investment Management, LLC’s Quantitative Global Program, Quest Partners LLC’s Quest Tracker Index Program, Chesapeake Capital Management, LLC’s Diversified Program, and Doherty Advisors LLC’s Relative Value Moderate Program, the assets of Frontier Trading Company VII, LLC, which included exposure to Emil van Essen LLC’s Multi-Strategy Program, Red Oak Commodity Advisors, Inc.’s Fundamental Diversified Program, Rosetta Capital Management, LLC’s Rosetta Trading Program, and Landmark Trading Company’s Landmark Program, the assets of Frontier Trading Company XV, LLC, which included exposure to Transtrend B.V.’s TT Enhanced Risk (USD) Program, and the assets of Frontier Trading Company XXIII, LLC which included exposure to Fort L.P.’s Global Contrarian Program have been transferred to individual Delaware limited liability companies (“Master Funds”) in Galaxy Plus. Each Master Fund is sponsored and operated by Gemini Alternative Funds, LLC (“Sponsor”). The Sponsor has contracted with the Trading Advisors to manage the portfolios of the Master Funds pursuant to the advisors’ respective program. For those Series that invest in Galaxy Plus entities, approximately 30-70% of those Series assets are used to support the margin requirements of the Master Funds. The remaining assets of the Series are split between investments in Trading Companies and a pooled cash management account that invests primarily in U.S. Treasury securities. For those Series that do not invest in Galaxy Plus entities, their assets are split between investments in Trading Companies and investments in the pooled cash management account.

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

Receivable From Futures Commission Merchants—The Series of the Trust deposit assets with an FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust, with respect to the Series, earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of September 30, 2020 and December 31, 2019 included restricted cash for margin requirements of $2,313,859 and $2,890,330, respectively, for the Frontier Trading Company I LLC.

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

Income Taxes—The Trust, with respect to the Series, applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust, with respect to the Series’, financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust, with respect to the Series, for the nine months ended September 30, 2020.

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

Each Series is charged service fees as outlined above. In some cases, amounts paid to selling agents might be less than the amount charged to the Series. When this occurs, the service fee is rebated back to the investor in the form of additional units. During 2017, 2018 and 2019, the Series were not allowed to issue additional units. The Managing Owner has determined that the purchase of additional units of the relevant Series will commence in 2020 at such time as the Series are allowed to sell shares again. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $22,650, $409, $31,725, $341,603, $19,010, $153,743 and $61,853 for the Frontier Diversified, Long/Short Commodity, Masters, Balanced, Select, Global and Heritage Funds, respectively, as of September 30, 2020.

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

The following table summarizes investment in each Series measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value.

September 30, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$14,532	$-	$-	$14,532
Swap Contracts	-	-	4,553,855	4,553,855
U.S. Treasury Securities	19,838	-	-	19,838
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	10,133	-	-	10,133
U.S. Treasury Securities	13,832	-	-	13,832
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	14,637	-	-	14,637
Swap Contracts	-	-	578,274	578,274
U.S. Treasury Securities	19,981	-	-	19,981
Frontier Balanced Fund
Open Trade Equity (Deficit)	(59,775)	-	-	(59,775)
Swap Contracts	-	-	7,319,420	7,319,420
Frontier Select Fund		-
Investment in Unconsolidated Trading Companies	4,856	-	-	4,856
U.S. Treasury Securities	6,629	-	-	6,629
Frontier Global Fund		-
Investment in Unconsolidated Trading Companies	13,279	-	-	13,279
U.S. Treasury Securities	18,127	-	-	18,127
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	19,916	-	-	19,916
U.S. Treasury Securities	27,187	-	-	27,187

December 31, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$24,150	$-	$-	$24,150
Swap Contracts	-	-	6,384,583	6,384,583
U.S. Treasury Securities	99,605	-	-	99,605
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	11,005	-	-	11,005
U.S. Treasury Securities	45,391	-	-	45,391
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	14,711	-	-	14,711
Swap Contracts	-	-	362,521	362,521
U.S. Treasury Securities	60,673	-	-	60,673
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	50,867	-	-	50,867
Open Trade Equity (Deficit)	57,057	59,127	-	116,184
Swap Contracts	-	-	11,944,753	11,944,753
U.S. Treasury Securities	209,799	-	-	209,799
Frontier Select Fund
Investment in Unconsolidated Trading Companies	26,331	-	479,024	505,355
U.S. Treasury Securities	108,603	-	-	108,603
Frontier Global Fund
Investment in Unconsolidated Trading Companies	11,818	-	-	11,818
U.S. Treasury Securities	48,741	-	-	48,741
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	18,891	-	-	18,891
Swap Contracts	-	-	2,888,008	2,888,008
U.S. Treasury Securities	77,916	-	-	77,916

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the statements of operations. Investment in unconsolidated trading company asset gains and losses (realized/unrealized) included in earnings are classified in “Change in fair value of investments in unconsolidated trading companies.” During the nine months ended September 30, 2020 and the year ended December 31, 2019, all identified Level 3 assets were components of the Frontier Diversified Fund, Frontier Long/Short Commodity Fund, Frontier Balanced Fund, Frontier Heritage Fund and Frontier Select Fund.

For the Nine Months Ending September 30, 2020

Swaps

	Frontier Balanced Fund	Frontier Long/Short Commodity Fund
Balance of recurring Level 3 assets as of January 1, 2020	$11,944,753	$362,521
Total gains or losses (realized/unrealized):
Included in earnings-realized	-	-
Included in earnings-unrealized	(5,804,030)	215,753
Proceeds from collateral reduction	-	-
Purchase (Sale) of investments	1,178,697	-
Change in ownership allocation	-	-
Transfers in and/or out of Level 3	-	-

Balance of recurring Level 3 assets as of September 30, 2020	$7,319,420	$578,274

	Frontier Diversified Fund	Frontier Heritage Fund
Balance of recurring Level 3 assets as of January 1, 2020	$6,384,583	$2,888,009
Total gains or losses (realized/unrealized):
Included in earnings-realized	-	(97,745)
Included in earnings-unrealized	(2,099,874)	197,829
Proceeds from collateral reduction	-	(2,474,937)
Purchase (Sale) of investments	269,146	(513,156)
Change in ownership allocation	-	-
Transfers in and/or out of Level 3	-	-

Balance of recurring Level 3 assets as of September 30, 2020	$4,553,855	$0

For the Nine Months Ending September 30, 2020

Investments in Unconsolidated Trading Companies:

Frontier Select Fund
Balance of recurring Level 3 assets as of January 1, 2020	$479,024
Change in fair value of investments in unconsolidated trading companies	95,914
Proceeds from sales of investments of unconsolidated trading companies	(574,938)
Purchases of investments of unconsolidated trading companies	-
Change in ownership allocation	-
Transfers in and/or out of Level 3	-
Balance of recurring Level 3 assets as of September 30, 2020	$0

For the Year Ended December 31, 2019

Swaps

	Frontier Balanced Fund	Frontier Long/Short Commodity Fund
Balance of recurring Level 3 assets as of January 1, 2019	$10,794,908	$479,102
Total gains or losses (realized/unrealized):
Included in earnings-realized	-	-
Included in earnings-unrealized	1,149,845	(116,581)
Proceeds from collateral reduction	-	-
Change in ownership allocation	-	-
Transfers in and/or out of Level 3	-	-

Balance of recurring Level 3 assets as of December 31, 2019	$11,944,753	$362,521

	Frontier Diversified Fund	Frontier Heritage Fund
Balance of recurring Level 3 assets as of January 1, 2019	$5,920,414	$2,955,444
Total gains or losses (realized/unrealized):
Included in earnings-realized	-	-
Included in earnings-unrealized	464,169	(67,435)
Proceeds from collateral reduction	-	-
Change in ownership allocation	-	-
Transfers in and/or out of Level 3	-	-

Balance of recurring Level 3 assets as of December 31, 2019	$6,384,583	$2,888,009

For the Year Ended December 31, 2019

Investments in Unconsolidated Trading Companies

Frontier Select Fund
Balance of recurring Level 3 assets as of January 1, 2019	$511,718
Change in fair value of investments in unconsolidated trading companies	(32,694)
Purchases of investments of unconsolidated trading companies	-
Change in ownership allocation	-
Transfers in and/or out of Level 3	-
Balance of recurring Level 3 assets as of December 31, 2019	$479,024

The Series of the Trust assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Series’ accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the three months ended September 30, 2020, the Trust did not transfer any assets between Levels 1, 2 or 3.

The amounts reflected in the change in ownership allocation result from changes in ownership in the underlying Trading Companies at the Series level, which have resulted in changes in consolidation or de-consolidation by the Series. The ownership in the Trading Companies is accounted for under the equity method, which approximates fair value. The Frontier Heritage Fund and the Frontier Select Fund jointly own the Frontier Brevan Howard swap. The Frontier Heritage Fund owned the majority interest in the Frontier Brevan Howard swap. During the nine months ended September 30, 2020, the entire investment in the Frontier Brevan Howard swap was sold.

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at September 30, 2020.

	Frontier Diversified Fund	Frontier Long/Short Commodity Fund	Frontier Balanced Fund	Frontier Heritage Fund
Swap Contracts	$(2,099,874)	$215,753	$(5,804,030)	$197,829

Frontier Select Fund
Investments in Unconsolidated Trading Companies	$95,914

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of September 30, 2020, and December 31, 2019, approximately 6.39% and 2.40% respectively, of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain swaps and is recorded as collateral within the swap fair value within the Statements of Financial Condition. The cash held with the counterparty is not restricted.

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

To help to reduce counterparty risk on the Series, the Managing Owner has the right to reduce a Series’ exposure and remove cash from the Series’ total return swaps with Deutsche Bank AG. The Series are charged interest on cash holdings and any amount removed will be offset against the final settlement value of the swap. As of September 30, 2020, the Frontier Balanced Fund, the Frontier Diversified Fund and the Frontier Long/Short Commodity Fund, had $6,176,555, $4,000,000, and $115,000, respectively, in cash holdings as shown in the Series’ Statements of Financial Conditions under advance on unrealized swap appreciation, which relates to the Trading Companies’ total return swaps with Deutsche Bank AG.

The Series have invested in the following swaps as of and for the nine months ended September 30, 2020:

	Frontier Balanced Fund	Frontier Diversified Fund	Frontier Long/Short Commodity Fund
	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	Deutsche Bank AG	Deutsche Bank AG	Deutsche Bank AG
Notional Amount	$7,420,403	$1,761,834	$653,610
Termination Date	7/31/2023	7/31/2023	7/31/2023
Cash Collateral	$1,264,696	$355,147	$29,950
Swap Value	$6,054,724	$4,198,708	$548,324
Investee Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0
Change in Unrealized Gain/(Loss)	$(5,804,030)	$(2,099,874)	$215,753
Fair Value as of September 30, 2020	$7,319,420	$4,553,855	$578,274
Advance on swap appreciation	$(6,176,555)	$(4,000,000)	$(115,000)

The Series have invested in the following swaps as of and for the year ended December 31, 2019:

	Frontier Balanced Fund	Frontier Diversified Fund	Frontier Long/Short Commodity Fund	Frontier Heritage Fund
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	Deutsche Bank AG	Deutsche Bank AG	Deutsche Bank AG	Deutsche Bank AG
Notional Amount	$7,420,403	$1,761,834	$653,610	$2,072,056
Termination Date	7/31/2023	7/31/2023	7/31/2023	3/27/2023
Cash Collateral	$86,000	$86,000	$29,950	$975,450
Swap Value	$11,858,754	$6,298,583	$332,571	$1,912,559
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	$1,149,846	$464,169	$(116,581)	$(67,435)
Fair Value as of December 31, 2019	$11,944,754	$6,384,583	$362,521	$2,888,009
Advance on swap appreciation	$(6,176,555)	$(4,000,000)	$(115,000)	$(1,900,000)

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

The following table summarizes each of the Series’ investments in unconsolidated Trading Companies as of September 30, 2020 and December 31, 2019:

	As of September 30, 2020		As of December 31, 2019
	Percentage of		Percentage of
	Series Total		Series Total
	Capital Invested in		Capital Invested in
Series	Unconsolidated Trading Companies	Fair Value	Unconsolidated Trading Companies	Fair Value

Frontier Diversified Series —
Frontier Trading Company XXXVIII	0.28%	$14,532	0.20%	$24,150

Frontier Masters Fund —
Frontier Trading Company XXXVIII	0.80%	$10,133	0.49%	$11,005

Frontier Long/Short Commodity Fund —
Frontier Trading Company XXXVIII	1.16%	$14,637	1.10%	$14,711

Frontier Balanced Fund —
Frontier Trading Company XXXVIII	0.00%	$-	0.23%	$50,867

Frontier Select Fund —
Frontier Trading Companies XXXVIII and XXXIX*	0.32%	$4,856	17.94%	$505,355

Frontier Global Fund —
Frontier Trading Company XXXVIII	0.44%	$13,279	0.25%	$11,818

Frontier Heritage Fund —
Frontier Trading Company XXXVIII	0.92%	$19,916	0.57%	$18,891

*	The investment in Frontier Trading Company XXXIX was sold as of June 30, 2020.

The Galaxy Plus structure is made up of feeder funds in which the Series invest and master trading entities into which the feeder funds invest. No investment held by a Galaxy Plus master trading entity is greater than 5% of the Series’ total capital.

The following tables summarize each of the Series’ equity in earnings from unconsolidated Trading Companies and private investment companies for the three and nine months ended September 30, 2020 and 2019.

Three months ended September 30, 2020 and 2019

	Three Months Ended September, 2020				Three Months Ended September, 2019
	Trading	Realized	Change in Unrealized	Net Income	Trading	Realized	Change in Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)

Frontier Balanced Fund
Frontier Trading Company II, LLC	$-	$-	$-	$-	$-	$-	$-	$-
Frontier Trading Company XXXVIII, LLC	-	-	371	371	-	-	52,720	52,720
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(1,694)	(175,943)	(21,260)	(198,897)	(10,590)	640,212	(345,285)	284,337
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	-	-	105	105	(3,924)	(8,300)	50,362	38,138
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	-	-	(5,782)	(5,782)	(34,168)	2,197,458	(2,736,881)	(573,591)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(4,862)	(3,470)	(33,133)	(41,465)	(18,141)	489,021	(189,474)	281,406
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	-	(21,170)	(21,170)	-	-	49,989	49,989
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(709)	(231,484)	107,025	(125,168)	(25,825)	(82,440)	(70,768)	(179,033)
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	-	-	-	-	-	-	(3,220)	(3,220)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(3,539)	(27,771)	22,238	(9,072)	(5,556)	49,061	(81,389)	(37,884)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(10,562)	101,830	(36,659)	54,609	(16,734)	624,290	(260,857)	346,699
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	(1,279)	(396,950)	(62,845)	(461,074)	-	-	-	-
								-
Total	$(22,645)	$(733,788)	$(51,110)	$(807,543)	$(114,938)	$3,909,302	$(3,534,803)	$259,561

Frontier Global Fund
Frontier Trading Company II LLC	$-	$-	$-	$-	$-	$-	$-	$-
Frontier Trading Company XXXVIII, LLC	-	-	(2,540)	(2,540)	-	-	(1,261)	(1,261)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(3,236)	(317,392)	(114,867)	(435,495)	(121,925)	1,258,329	(679,244)	457,160

Total	$(3,236)	$(317,392)	$(117,407)	$(438,035)	$(121,925)	$1,258,329	$(680,505)	$455,899

Frontier Select Fund
Frontier Trading Company XXXIX, LLC	$-	$-	$-	$-	$-	$-	$861	$861
Frontier Trading Company XXXVIII, LLC	-	-	(1,518)	(1,518)	-	-	(1,956)	(1,956)
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	-	-	(587)	(587)	-	-	-	-
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(3,352)	33,407	(19,556)	10,499	(21,113)	271,422	(171,309)	79,000
Galaxy Plus Fund - TT Feeder Fund (531) LLC	-	-	(2,763)	(2,763)	(15,229)	163,325	(80,638)	67,458
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	-	-	(205,413)	(205,413)	-	-	-	-

Total	$(3,352)	$33,407	$(229,837)	$(199,782)	$(36,342)	$434,747	$(253,042)	$145,363

Frontier Heritage Fund
Frontier Trading Company II, LLC	$-	$-	$-	$-	$-	$-	$-	$-
Frontier Trading Company XXXVIII, LLC	-	-	1,742	1,742	-	-	(1,353)	(1,353)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(1,524)	(149,796)	275,381	124,061	(31,111)	249,999	(134,889)	83,999
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(3,338)	34,047	(22,669)	8,040	(19,282)	210,449	(108,204)	82,963
								-
Total	$(4,862)	$(115,749)	$254,454	$133,843	$(50,393)	$460,448	$(244,446)	$165,609

Frontier Long/Short Commodity Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(2,028)	$(2,028)	$-	$-	$(530)	$(530)
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	-	-	-	-	-	-	-	-
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	-	-	(882)	(882)	(13,946)	470,976	(588,738)	(131,708)
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(306)	40,222	(55,994)	(16,078)	-	-	(40,791)	(40,791)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(1,198)	12,151	(9,162)	1,791	(9,973)	84,971	(38,123)	36,875
Total	$(1,504)	$52,373	$(68,066)	$(17,197)	$(23,919)	$555,947	$(668,182)	$(136,154)

Frontier Diversified Fund
Frontier Trading Company II, LLC	$-	$-	$-	$-	$-	$-	$-	$-
Frontier Trading Company XXXVIII, LLC	-	-	(426)	(426)	-	-	(1,299)	(1,299)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(1,068)	(107,528)	(19,659)	(128,255)	(11,523)	380,182	(214,655)	154,004
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	-	-	182	182	(4,242)	(5,567)	33,921	24,112
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	-	-	(3,544)	(3,544)	(25,787)	1,535,085	(1,923,484)	(414,186)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(2,034)	(1,729)	(18,808)	(22,571)	(18,205)	359,073	(146,762)	194,106
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	-	(9,084)	(9,084)	-	-	21,004	21,004
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(271)	(4,480)	(47,525)	(52,276)	(18,552)	(47,540)	(43,774)	(109,866)
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	-	-	-	-	-	-	-	-
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(2,406)	(18,673)	13,323	(7,756)	(6,204)	46,394	(71,948)	(31,758)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(3,320)	40,922	(22,756)	14,846	(13,631)	396,481	(197,360)	185,490
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	(639)	(198,372)	(32,551)	(231,562)	-	-	-	-

Total	$(9,738)	$(289,860)	$(140,848)	$(440,446)	$(98,144)	$2,664,108	$(2,544,357)	$21,607

Frontier Masters Fund
Frontier Trading Company II, LLC	$-	$-	$-	$-	$-	$-	$-	$-
Frontier Trading Company XXXVIII, LLC	-	-	(1,279)	(1,279)	-	-	(1,813)	(1,813)
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	-	-	-	-	-	-	-	-
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(608)	(62,539)	(9,877)	(73,024)	(21,521)	218,469	(117,862)	79,086
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	-	-	(147)	(147)	-	-		-
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	-	-	(1,242)	(1,242)	(16,746)	734,894	(911,225)	(193,077)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(1,164)	13,859	(11,510)	1,185	(6,607)	98,467	(58,877)	32,983
Galaxy Plus Fund - TT Feeder Fund (531) LLC	-	-	(1,002)	(1,002)	(11,578)	153,702	(78,716)	63,408
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	(365)	(113,226)	(22,157)	(135,748)	-	-	-	-

Total	$(2,137)	$(161,906)	$(47,214)	$(211,257)	$(56,452)	$1,205,532	$(1,168,493)	$(19,413)

Nine months ended September 30, 2020 and 2019

	Nine Months Ended September, 2020				Nine Months Ended September, 2019
	Trading	Realized	Change in Unrealized	Net Income	Trading	Realized	Change in Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)

Frontier Balanced Fund
Frontier Trading Company II, LLC	$-	$-	$-	$-	$-	$-	$(138,899)	$(138,899)
Frontier Trading Company XXXVIII, LLC	-	-	(9,094)	(9,094)	-	-	51,988	51,988
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(6,794)	(163,459)	(16,563)	(186,816)	(32,960)	1,276,134	(143,617)	1,099,557
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(2,152)	(55,735)	25,629	(32,258)	(21,819)	37,771	(28,451)	(12,499)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(6,408)	(718,397)	75,749	(649,056)	(207,730)	1,181,067	(2,772,516)	(1,799,179)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(20,836)	(327,914)	156,749	(192,001)	(36,877)	1,781,745	(263,870)	1,480,998
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(502)	(232,245)	(42,835)	(275,582)	-	-	336,666	336,666
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(9,264)	(899,303)	157,923	(750,644)	(75,800)	(1,019,048)	114,320	(980,528)
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	-	-	-	-	(25,311)	24,230	(124,478)	(125,559)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(5,240)	28,824	(6,624)	16,960	(12,342)	94,895	(60,935)	21,618
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(23,203)	698,761	(196,095)	479,463	(62,382)	1,610,738	(656,986)	891,370
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	(1,279)	(396,950)	(62,845)	(461,074)	-	-	-	-
								-
Total	$(75,678)	$(2,066,418)	$81,994	$(2,060,102)	$(475,221)	$4,987,532	$(3,686,778)	$825,533

Frontier Global Fund
Frontier Trading Company II LLC	$-	$-	$-	$-	$-	$-	$(337,431)	$(337,431)
Frontier Trading Company XXXVIII, LLC	-	-	(2,994)	(2,994)	-	-	(15,835)	(15,835)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(11,634)	(316,235)	(194,046)	(521,915)	(275,586)	2,465,012	(544,481)	1,644,945

Total	$(11,634)	$(316,235)	$(197,040)	$(524,909)	$(275,586)	$2,465,012	$(897,747)	$1,291,679

Frontier Select Fund
Frontier Trading Company XXXIX, LLC	$-	$-	$-	$-	$-	$-	$40,244	$40,244
Frontier Trading Company XXXVIII, LLC	-	-	(8,190)	(8,190)	-	-	(3,628)	(3,628)
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	-	-	(2,203)	(2,203)	-	-	-	-
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(7,477)	228,470	(72,058)	148,935	(55,024)	494,161	(218,377)	220,760
Galaxy Plus Fund - TT Feeder Fund (531) LLC	(5,392)	(237,723)	(35,753)	(278,868)	(59,657)	423,016	(153,951)	209,408
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	-	-	(205,413)	(205,413)	-	-	-	-
					-
Total	$(12,869)	$(9,253)	$(323,617)	$(345,739)	$(114,681)	$917,177	$(335,712)	$466,784

Frontier Heritage Fund
Frontier Trading Company II, LLC	$-	$-	$-	$-	$-	$-	$(59,538)	$(59,538)
Frontier Trading Company XXXVIII, LLC	-	-	(1,582)	(1,582)	-	-	(5,732)	(5,732)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(4,298)	(151,155)	238,686	83,233	(72,845)	495,954	(67,669)	355,440
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(7,216)	215,524	(85,350)	122,958	(68,969)	494,538	(171,703)	253,866
				-
Total	$(11,514)	$64,369	$151,754	$204,609	$(141,814)	$990,492	$(304,642)	$544,036

Frontier Long/Short Commodity Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(5,104)	$(5,104)	$-	$-	$(1,559)	$(1,559)
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	-	-	-	-	-	-	-	-
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(938)	(103,100)	7,770	(96,268)	(51,774)	91,669	(359,162)	(319,267)
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(978)	(76,740)	(71,464)	(149,182)	-		102,078	102,078
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(2,824)	88,947	(28,627)	57,496	(33,999)	210,457	(82,652)	93,806

Total	$(4,740)	$(90,893)	$(97,425)	$(193,058)	$(85,773)	$302,126	$(341,295)	$(124,942)

Frontier Diversified Fund
Frontier Trading Company II, LLC	$-	$-	$-	$-	$-	$-	$(76,616)	$(76,616)
Frontier Trading Company XXXVIII, LLC	-	-	2,597	2,597	-	-	(10,295)	(10,295)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(4,438)	(76,179)	(9,500)	(90,117)	(31,082)	759,977	(110,678)	618,217
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(1,348)	(39,612)	17,858	(23,102)	(18,315)	22,480	(15,067)	(10,902)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(4,119)	(463,144)	50,394	(416,869)	(134,743)	622,921	(1,655,383)	(1,167,205)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(13,164)	(203,387)	60,454	(156,097)	(39,203)	1,170,183	(204,327)	926,653
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(309)	(144,282)	(21,773)	(166,364)	-	-	165,797	165,797
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(4,112)	(248,715)	(1,085)	(253,912)	(53,774)	(620,976)	70,231	(604,519)
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	-	-	-	-	(13,254)	10,639	(7,477)	(10,092)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(3,920)	35,081	(6,574)	24,587	(14,152)	91,712	(51,421)	26,139
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(10,591)	416,995	(40,991)	365,413	(47,633)	1,000,463	(394,168)	558,662
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	(639)	(198,372)	(32,551)	(231,562)	-	-	-	-

Total	$(42,640)	$(921,615)	$18,829	$(945,426)	$(352,156)	$3,057,399	$(2,289,404)	$415,839

Frontier Masters Fund
Frontier Trading Company II, LLC	$-	$-	$-	$-	$-	$-	$(65,952)	$(65,952)
Frontier Trading Company XXXVIII, LLC	-	-	(3,554)	(3,554)	-	-	(3,371)	(3,371)
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	-	-	-	-	-	-	-	-
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(2,657)	(64,127)	(37,949)	(104,733)	(53,384)	450,235	(48,097)	348,754
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	-	-	(59)	(59)	-	-	-	-
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(1,540)	(190,409)	30,438	(161,511)	(98,334)	571,048	(1,099,905)	(627,191)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(3,172)	109,775	(20,607)	85,996	(24,523)	175,753	(10,967)	140,263
Galaxy Plus Fund - TT Feeder Fund (531) LLC	(1,851)	(84,259)	(11,424)	(97,534)	(50,514)	368,511	(161,851)	156,146
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	(365)	(113,226)	(22,157)	(135,748)	-	-	-	-

Total	$(9,585)	$(342,246)	$(65,312)	$(417,143)	$(226,755)	$1,565,547	$(1,390,143)	$(51,351)

The Series’ investments in private investment companies have certain redemption and liquidity restrictions which are described in the following table:

	Redemptions	Redemptions	Liquidity
	Notice Period	Permitted	Restrictions

Frontier Diversified Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None

Frontier Masters Fund
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Weekly	None
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	24 hours	Daily	None

Frontier Long/Short Commodity Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	24 hours	Daily	None

Frontier Balanced Fund
Multi-Strategy
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None

Frontier Select Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	24 hours	Daily	None

Frontier Global Fund
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None

Frontier Heritage Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None

Effective July 20, 2020, Doherty Advisors, LLC accessed through Galaxy Plus Fund – Doherty Feeder Fund (528) LLC ceased to act as a commodity trading advisor to the Trust.

Effective August 1, 2020, John Locke Investments SA accessed through Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC became a new commodity trading advisor for Frontier Diversified Fund, Frontier Balanced Fund, Frontier Select Fund and Frontier Masters Fund.

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

As of the date of this report, for a Series that has invested in a swap, a Trading Advisor does not receive any management fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. As of September 30, 2020 and December 31, 2019, the management fee embedded in (i) swaps owned by Frontier Diversified Fund was 1.00% per annum, (ii) swaps owned by Frontier Balanced Fund was 1.00% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 1.50% per annum, and (iv) swaps owned by Frontier Select Fund was 1.00% per annum, and the Managing Owner has waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded management fee was accrued on the relevant notional amount of the swap.

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

Incentive Fees—Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated in the Trading Companies by such Series, monthly or quarterly. In addition, the Managing Owner receives a quarterly incentive fee of a certain percentage of new net trading profits generated in the Galaxy Plus entities that have been allocated to the Series. The incentive fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. Because the Frontier Diversified Fund, Frontier Masters Fund, Frontier Balanced Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Long/Short Commodity Fund may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Frontier Balanced Fund and the Frontier Diversified Fund and 20% for the Frontier Global Fund, Frontier Heritage Fund, Frontier Select Fund, Frontier Long/Short Commodity Fund and Frontier Masters Fund. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series. As of the date of this report, for a Series that has invested in a swap, the Managing Owner or Trading Advisor(s) do not receive any incentive fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. As of September 30, 2020 and December 31, 2019, the range of incentive fees as a percentage of net new trading profits on swaps embedded in (i) swaps owned by Frontier Diversified Fund was 20-25% per annum, (ii) swaps owned by Frontier Balanced Fund was 20-25% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 25% per annum, and (iv) swaps owned by Frontier Heritage Fund was 15% per annum, and the Managing Owner has waived the entire incentive fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded incentive fee was accrued based on the net new trading profits of the swap.

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

The Managing Owner has determined that the purchase of additional units of the relevant series will commence in 2020. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $22,650, $409, $31,725, $341,603, $19,010, $153,743 and $61,853 for the Frontier Diversified, Long/Short Commodity, Masters, Balanced, Select, Global and Heritage Funds, respectively.

The following table summarizes fees earned by the Managing Owner for the three and nine months ended September 30, 2020 and 2019, respectively.

Three Months Ended September 30, 2020	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	$-	$2,062	$50,536
Frontier Masters Fund	-	-	407	21,879
Frontier Long/Short Commodity Fund	-	-	108	7,777
Frontier Balanced Fund	-	5,029	73,754	127,677
Frontier Select Fund	-	-	13,025	10,391
Frontier Global Fund	-	-	22,977	42,481
Frontier Heritage Fund	-	-	15,845	25,094

Three Months Ended September 30, 2019	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	-	$11,313	$126,165
Frontier Masters Fund	-	-	1,256	49,626
Frontier Long/Short Commodity Fund	-	-	134	14,443
Frontier Balanced Fund	-	4,614	145,900	236,156
Frontier Select Fund	-	-	27,710	21,767
Frontier Global Fund	-	-	45,272	82,029
Frontier Heritage Fund	-	-	22,197	31,932

Nine Months Ended September 30, 2020	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	$-	$12,712	$208,221
Frontier Masters Fund	-	-	1,501	83,524
Frontier Long/Short Commodity Fund	-	-	330	25,089
Frontier Balanced Fund	-	14,753	284,736	465,170
Frontier Select Fund	-	-	51,117	42,791
Frontier Global Fund	-	-	81,204	150,154
Frontier Heritage Fund	-	-	51,802	83,036

Nine Months Ended September 30, 2019	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	$2,668	$34,708	$382,495
Frontier Masters Fund	-	7,665	11,010	175,662
Frontier Long/Short Commodity Fund	-	-	448	42,660
Frontier Balanced Fund	-	17,979	470,826	763,616
Frontier Select Fund	-	-	79,777	66,874
Frontier Global Fund	-	38,679	140,174	207,342
Frontier Heritage Fund	-	7,289	66,095	88,678

The following table summarizes fees payable to the Managing Owner as of September 30, 2020 and December 31, 2019.

As of September 30, 2020	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$-	$-	$-	$632	$16,686
Frontier Masters Fund	-	-	-	125	7,360
Frontier Long/Short Commodity Fund	-	-	44	-	2,699
Frontier Balanced Fund	-	8,903	361	20,578	41,480
Frontier Select Fund	-	-	458	3,701	4,088
Frontier Global Fund	-	-	230	6,769	13,063
Frontier Heritage Fund	-	-	326	4,544	7,568

As of December 31, 2019	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$-	$-	$-	$3,391	$35,877
Frontier Masters Fund	-	-	-	204	11,673
Frontier Long/Short Commodity Fund	-	-	-	-	3,468
Frontier Balanced Fund	-	8,795	105	41,635	70,179
Frontier Select Fund	-	-	-	6,906	6,000
Frontier Global Fund	-	-	56	11,263	22,540
Frontier Heritage Fund	-	-	166	5,362	11,170

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

For the nine months ended September 30, 2020 and 2019, amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees were $0 and $0, respectively.

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

The following table outlines the interest paid by each series to the Managing owner and its ratio to average net assets for the three and nine months ended September 30, 2020 and 2019.

Three Months ended September 30, 2020 and 2019

	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Ratio to Average Net Assets	Ratio to Average Net Assets

Frontier Diversified Fund Class 1	$-	$-	0.00%	0.00%
Frontier Diversified Fund Class 2	-	-	0.00%	0.00%
Frontier Diversified Fund Class 3	-	-	0.00%	0.00%
Frontier Masters Fund Class 1	-	-	0.00%	0.00%
Frontier Masters Fund Class 2	-	-	0.00%	0.00%
Frontier Masters Fund Class 3	-	-	0.00%	0.00%
Frontier Long/Short Commodity Fund Class 2	6	5	0.02%	0.01%
Frontier Long/Short Commodity Fund Class 3	158	129	0.02%	0.01%
Frontier Long/Short Commodity Fund Class 1a	-	-	0.00%	0.00%
Frontier Long/Short Commodity Fund Class 2a	-	-	0.00%	0.00%
Frontier Long/Short Commodity Fund Class 3a	-	-	0.00%	0.00%
Frontier Balanced Fund Class 1	1,019	877	0.01%	0.00%
Frontier Balanced Fund Class 1AP	16	17	0.01%	0.00%
Frontier Balanced Fund Class 2	215	178	0.01%	0.00%
Frontier Balanced Fund Class 2a	2	2	0.00%	0.00%
Frontier Balanced Fund Class 3a	11	8	0.00%	0.00%
Frontier Select Fund Class 1	1,349	2,364	0.08%	0.06%
Frontier Select Fund Class 1AP	8	8	0.08%	0.06%
Frontier Select Fund Class 2	54	73	0.08%	0.06%
Frontier Global Fund Class 1	901	1,236	0.03%	0.02%
Frontier Global Fund Class 1AP	9	8	0.03%	0.02%
Frontier Global Fund Class 2	57	87	0.03%	0.02%
Frontier Heritage Fund Class 1	1,151	1,457	0.05%	0.05%
Frontier Heritage Fund Class 1AP	4	5	0.05%	0.05%
Frontier Heritage Fund Class 2	235	322	0.06%	0.05%

	$5,196	$6,776

Nine months ended September 30, 2020 and 2019

	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Ratio to Average Net Assets	Ratio to Average Net Assets
Frontier Diversified Fund Class 1	$-	$-	0.00%	0.00%
Frontier Diversified Fund Class 2	-	-	0.00%	0.00%
Frontier Diversified Fund Class 3	-	-	0.00%	0.00%
Frontier Masters Fund Class 1	-	-	0.00%	0.00%
Frontier Masters Fund Class 2	-	-	0.00%	0.00%
Frontier Masters Fund Class 3	-	-	0.00%	0.00%
Frontier Long/Short Commodity Fund Class 2	14	14	0.04%	0.02%
Frontier Long/Short Commodity Fund Class 3	354	337	0.04%	0.02%
Frontier Long/Short Commodity Fund Class 1a	-	-	0.00%	0.00%
Frontier Long/Short Commodity Fund Class 2a	-	-	0.00%	0.00%
Frontier Long/Short Commodity Fund Class 3a	-	-	0.00%	0.00%
Frontier Balanced Fund Class 1	5,419	3,758	0.04%	0.02%
Frontier Balanced Fund Class 1AP	79	62	0.04%	0.02%
Frontier Balanced Fund Class 2	1,074	733	0.04%	0.02%
Frontier Balanced Fund Class 2a	12	9	0.01%	0.00%
Frontier Balanced Fund Class 3a	58	31	0.01%	0.00%
Frontier Select Fund Class 1	3,081	4,623	0.14%	0.13%
Frontier Select Fund Class 1AP	15	11	0.14%	0.16%
Frontier Select Fund Class 2	112	144	0.14%	0.13%
Frontier Global Fund Class 1	2,649	23,596	0.07%	0.38%
Frontier Global Fund Class 1AP	24	113	0.07%	0.32%
Frontier Global Fund Class 2	208	1,373	0.07%	0.34%
Frontier Heritage Fund Class 1	2,800	4,881	0.12%	0.17%
Frontier Heritage Fund Class 1AP	11	8	0.12%	0.16%
Frontier Heritage Fund Class 2	623	991	0.12%	0.16%
	$16,533	$40,684

7.	Financial Highlights

The following information presents the financial highlights of the Series, for the three and nine months ended September 30, 2020 and 2019. This data has been derived from the information presented in the financial statements.

For the three months ended September 30, 2020

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 1a		Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, June 30, 2020	$74.09	$89.88	$84.09	$61.92	$75.13	$70.56	$44.58		$83.27	$53.49	$87.35	$56.38
Net operating results:
Interest income	0.01	0.02	0.02	0.03	0.04	0.04	0.03		0.06	0.04	0.06	0.04
Expenses	(1.46)	(0.76)	(0.71)	(3.18)	(1.05)	(1.00)	(0.69)		(0.50)	(0.32)	(0.52)	(0.34)
Net gain/(loss) on investments, net of non-controlling interests	(6.17)	(8.14)	(7.57)	(6.62)	(10.57)	(9.87)	(43.93	)*	(1.42)	(0.82)	(1.49)	(0.82)
Net income/(loss)	(7.61)	(8.88)	(8.26)	(9.77)	(11.58)	(10.83)	(44.58	)*	(1.86)	(1.11)	(1.95)	(1.12)
Net asset value, September 30, 2020	$66.48	$81.00	$75.83	$52.15	$63.55	$59.73	$0.00	*	$81.41	$52.39	$85.40	$55.27
Ratios to average net assets
Net investment income/(loss)	-8.16%	-3.45%	-3.45%	-21.78%	-5.83%	-5.83%	-6.06%		-2.17%	-2.17%	-2.17%	-2.17%
Expenses before incentive fees (3)(4)	8.24%	3.53%	3.53%	22.02%	6.06%	6.06%	6.34%		2.45%	2.45%	2.45%	2.45%
Expenses after incentive fees (3)(4)	8.24%	3.53%	3.53%	22.02%	6.06%	6.06%	6.34%		2.45%	2.45%	2.45%	2.45%
Total return before incentive fees (2)	-10.28%	-9.88%	-9.83%	-15.78%	-15.41%	-15.35%	-2.46	%*	-2.23%	-2.07%	-2.23%	-1.98%
Total return after incentive fees (2)	-10.28%	-9.88%	-9.83%	-15.78%	-15.41%	-15.35%	-2.46	%*	-2.23%	-2.07%	-2.23%	-1.98%
Incentive fee per share	-	-	-	-	-	-	-		-	-	-	-
Incentive Fee to ANA	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%		0.00%	0.00%	0.00%	0.00%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2020	$78.59	$93.76	$126.44	$109.61	$109.24	$61.04	$72.91	$96.75
Net operating results:
Interest income	0.00	0.00	0.01	0.00	0.00	0.00	0.00	0.00
Expenses	(1.39)	(0.97)	(20.94)	(1.13)	(1.13)	(0.78)	(0.41)	(0.54)
Net gain/(loss) on investments, net of non-controlling interests	(5.38)	(6.46)	10.92	(7.58)	(7.51)	(6.91)	(8.30)	(11.01)
Net income/(loss)	(6.77)	(7.42)	(10.02)	(8.71)	(8.64)	(7.69)	(8.70)	(11.55)
Net asset value, September 30, 2020	$71.82	$86.34	$116.42	$100.90	$100.60	$53.35	$64.20	$85.20

Ratios to average net assets
Net investment income/(loss)	-7.30%	-4.27%	-4.27%	-4.27%	-4.27%	-5.35%	-2.32%	-2.32%
Expenses before incentive fees (3)(4)	7.31%	4.27%	4.27%	4.27%	4.27%	5.35%	2.32%	2.32%
Expenses after incentive fees (3)(4)	7.31%	4.27%	4.27%	4.27%	4.27%	5.35%	2.32%	2.32%
Total return before incentive fees (2)	-8.61%	-7.92%	-7.92%	-7.95%	-7.91%	-12.60%	-11.93%	-11.93%
Total return after incentive fees (2)	-8.61%	-7.92%	-7.92%	-7.95%	-7.91%	-12.60%	-11.93%	-11.93%

Incentive fee per share	-	-	-	-	-	-	-	-
Incentive Fee to ANA	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

	Frontier Global Fund			Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2020	$121.68	$145.35	$181.09	$96.51	$115.25	$154.24
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(2.33)	(1.77)	(2.20)	(1.62)	(1.10)	(1.49)
Net gain/(loss) on investments, net of non-controlling interests	(15.17)	(18.19)	(22.67)	(8.01)	(9.62)	(12.85)
Net income/(loss)	(17.50)	(19.96)	(24.87)	(9.63)	(10.72)	(14.34)
Net asset value, September 30, 2020	$104.18	$125.39	$156.22	$86.88	$104.53	$139.90

Ratios to average net assets
Net investment income/(loss)	-8.26%	-5.23%	-5.23%	-7.04%	-4.01%	-4.01%
Expenses before incentive fees (3)(4)	8.26%	5.23%	5.23%	7.04%	4.01%	4.01%
Expenses after incentive fees (3)(4)	8.26%	5.23%	5.23%	7.04%	4.01%	4.01%
Total return before incentive fees (2)	-14.38%	-13.73%	-13.74%	-9.98%	-9.30%	-9.29%
Total return after incentive fees (2)	-14.38%	-13.73%	-13.74%	-9.98%	-9.30%	-9.29%

Incentive fee per share	-	-	-	-	-	-
Incentive Fee to ANA	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees is included in the total return.

*	Class 1a of Frontier Long/Short Commodity Fund was liquidated as of September 30, 2020.

For the three months ended September 30, 2019

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 1a	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, June 30, 2019	$102.44	$122.11	$113.96	$87.33	$104.1	$97.53	$52.86	$98.52	$62.24	$103.34	$65.45
Net operating results:
Interest income	0.01	0.01	0.01	0.05	0.06	0.06	0.02	0.03	0.02	0.03	0.02
Expenses	(1.69)	(1.12)	(1.05)	(1.53)	(1.37)	(1.28)	(0.76)	(0.66)	(0.42)	(0.69)	(0.45)
Net gain/(loss) on investments, net of non-controlling interests	1.96	1.98	1.91	(1.12)	(1.04)	(0.91)	(4.53)	(9.13)	(5.54)	(9.52)	(5.78)
Net income/(loss)	0.28	0.87	0.88	(2.60)	(2.35)	(2.14)	(5.30)	(9.76)	(5.94)	(10.18)	(6.21)
Net asset value, September 30, 2019	$102.72	$122.98	$114.84	$84.73	$101.75	$95.39	$47.56	$88.76	$56.3	$93.16	$59.24

Ratios to average net assets
Net investment income/(loss)	-6.57%	-3.64%	-3.64%	-6.61%	-4.94%	-4.94%	-5.71%	-2.57%	-2.57%	-2.57%	-2.57%
Expenses before incentive fees (3)(4)	6.62%	3.69%	3.69%	6.84%	5.17%	5.17%	5.84%	2.7%	2.7%	2.7%	2.7%
Expenses after incentive fees (3)(4)	6.62%	3.69%	3.69%	6.84%	5.17%	5.17%	5.84%	2.7%	2.7%	2.7%	2.7%
Total return before incentive fees (2)	0.27%	0.71%	0.76%	-2.97%	-2.26%	-2.19%	-9.99%	-9.91%	-9.54%	-9.85%	-9.49%
Total return after incentive fees (2)	0.27%	0.71%	0.76%	-2.97%	-2.26%	-2.19%	-9.99%	-9.91%	-9.54%	-9.85%	-9.49%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2019	$116.36	$134.69	$181.66	$157.49	$156.91	$76.03	$88.34	$116.96
Net operating results:
Interest income	0.05	0.06	0.08	0.07	0.07	(0.00)	0	(0.00)
Expenses	(1.90)	(1.24)	(1.67)	(1.45)	(1.44)	(1.01)	(0.51)	(0.67)
Net gain/(loss) on investments, net of non-controlling interests	2.18	2.59	3.49	2.96	3.01	2.74	3.2	4.23
Net income/(loss)	0.33	1.41	1.9	1.58	1.64	1.73	2.69	3.56
Net asset value, September 30, 2019	$116.69	$136.1	$183.56	$159.07	$158.55	$77.76	$91.03	$120.52

Ratios to average net assets
Net investment income/(loss)	-6.29%	-3.48%	-3.48%	-3.48%	-3.48%	-5.45%	-2.36%	-2.36%
Expenses before incentive fees (3)(4)	6.47%	3.66%	3.66%	3.66%	3.66%	5.45%	2.36%	2.36%
Expenses after incentive fees (3)(4)	6.47%	3.66%	3.66%	3.66%	3.66%	5.45%	2.36%	2.36%
Total return before incentive fees (2)	0.28%	1.05%	1.05%	1%	1.05%	2.28%	3.05%	3.04%
Total return after incentive fees (2)	0.28%	1.05%	1.05%	1%	1.05%	2.28%	3.05%	3.04%

	Frontier Global Fund			Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2019	$143.64	$166.13	$207.48	$109.6	$126.34	$169.96
Net operating results:
Interest income	(0.00)	(0.00)	(0.00)	(0.00)	0	(0.00)
Expenses	(2.98)	(2.16)	(2.69)	(1.81)	(1.16)	(1.51)
Net gain/(loss) on investments, net of non-controlling interests	11.36	13.19	16.41	5.14	5.98	8.03
Net income/(loss)	8.38	11.03	13.72	3.33	4.82	6.52
Net asset value, September 30, 2019	$152.02	$177.16	$221.2	$112.93	$131.16	$176.48

Ratios to average net assets
Net investment income/(loss)	-8.43%	-5.29%	-5.29%	-6.96%	-3.77%	-3.77%
Expenses before incentive fees (3)(4)	8.43%	5.29%	5.29%	6.96%	3.77%	3.77%
Expenses after incentive fees (3)(4)	8.43%	5.29%	5.29%	6.96%	3.77%	3.77%
Total return before incentive fees (2)	5.84%	6.64%	6.61%	3.04%	3.82%	3.84%
Total return after incentive fees (2)	5.84%	6.64%	6.61%	3.04%	3.82%	3.84%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees is included in the total return.

For the nine months ended September 30, 2020

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 1a		Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2019	$101.10	$121.58	$113.61	$72.28	$87.18	$81.78	$44.20		$81.60	$52.55	$85.64	$55.31
Net operating results:
Interest income	0.02	0.03	0.02	0.08	0.10	0.10	0.07		0.13	0.08	0.13	0.09
Expenses	(4.88)	(2.82)	(2.50)	(11.57)	(3.75)	(3.52)	(2.13)		(1.59)	(1.02)	(1.67)	(1.08)
Net gain/(loss) on investments, net of non-controlling interests	(29.76)	(37.79)	(35.30)	(8.64)	(19.99)	(18.63)	(42.14)		1.27	0.78	1.30	0.94
Net income/(loss)	(34.62)	(40.58)	(37.78)	(20.13)	(23.63)	(22.05)	(44.20)*		(0.19)	(0.17)	(0.24)	(0.05)
Net asset value, September 30, 2020	$66.48	$81.00	$75.83	$52.15	$63.55	$59.73	$(0.00)*		$81.41	$52.39	$85.40	$55.27

Ratios to average net assets
Net investment income/(loss)	-10.89%	-5.35%	-5.35%	-35.07%	-9.11%	-9.11%	-9.27%		-3.53%	-3.53%	-3.53%	-3.53%
Expenses before incentive fees (3)(4)	10.94%	5.40%	5.40%	35.33%	9.37%	9.37%	9.58%		3.84%	3.84%	3.84%	3.84%
Expenses after incentive fees (3)(4)	10.94%	5.40%	5.40%	35.33%	9.37%	9.37%	9.58%		3.84%	3.84%	3.84%	3.84%
Total return before incentive fees (2)	-34.25%	-33.38%	-33.25%	-27.85%	-27.11%	-26.97%	-1.62%	*	-0.23%	-0.31%	-0.28%	-0.08%
Total return after incentive fees (2)	-34.25%	-33.38%	-33.25%	-27.85%	-27.11%	-26.97%	-1.62%	*	-0.23%	-0.31%	-0.28%	-0.08%

Incentive fee per share	-	-	-	-	-	-	-		-	-	-	-
Incentive Fee to ANA	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%		0.00%	0.00%	0.00%	0.00%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2019	$117.23	$137.81	$185.82	$161.04	$160.50	$66.56	$78.51	$103.94
Net operating results:
Interest income	0.04	0.04	0.06	0.05	0.05	0.00	0.00	0.00
Expenses	(4.79)	(3.21)	(4.34)	(3.79)	(3.76)	(2.61)	(1.37)	(1.83)
Net gain/(loss) on investments, net of non-controlling interests	(40.66)	(48.31)	(65.11)	(56.40)	(56.20)	(10.60)	(12.93)	(16.92)
Net income/(loss)	(45.41)	(51.47)	(69.40)	(60.14)	(59.90)	(13.21)	(14.31)	(18.74)
Net asset value, September 30, 2020	$71.82	$86.34	$116.42	$100.90	$100.60	$53.35	$64.20	$85.20

Ratios to average net assets
Net investment income/(loss)	-10.42%	-5.92%	-5.92%	-5.92%	-5.92%	-8.15%	-3.64%	-3.64%
Expenses before incentive fees (3)(4)	10.50%	6.00%	6.00%	6.00%	6.00%	8.15%	3.64%	3.64%
Expenses after incentive fees (3)(4)	10.50%	6.00%	6.00%	6.00%	6.00%	8.15%	3.64%	3.64%
Total return before incentive fees (2)	-38.74%	-37.35%	-37.35%	-37.34%	-37.32%	-19.84%	-18.22%	-18.03%
Total return after incentive fees (2)	-38.74%	-37.35%	-37.35%	-37.34%	-37.32%	-19.84%	-18.22%	-18.03%

Incentive fee per share	-	-	-	-	-	-	-	-
Incentive Fee to ANA	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

	Frontier Global Fund			Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2019	$131.52	$154.43	$192.82	$97.54	$114.15	$153.59
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(7.81)	(5.84)	(7.38)	(5.22)	(3.52)	(4.74)
Net gain/(loss) on investments, net of non-controlling interests	(19.53)	(23.20)	(29.22)	(5.44)	(6.11)	(8.95)
Net income/(loss)	(27.34)	(29.04)	(36.60)	(10.65)	(9.62)	(13.69)
Net asset value, September 30, 2020	$104.18	$125.39	$156.22	$86.88	$104.53	$139.90

Ratios to average net assets
Net investment income/(loss)	-12.20%	-7.68%	-7.68%	-10.42%	-5.90%	-5.90%
Expenses before incentive fees (3)(4)	12.20%	7.68%	7.68%	10.42%	5.90%	5.90%
Expenses after incentive fees (3)(4)	12.20%	7.68%	7.68%	10.42%	5.90%	5.90%
Total return before incentive fees (2)	-20.79%	-18.80%	-18.98%	-10.92%	-8.43%	-8.91%
Total return after incentive fees (2)	-20.79%	-18.80%	-18.98%	-10.92%	-8.43%	-8.91%

Incentive fee per share	-	-	-	-	-	-
Incentive Fee to ANA	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees is included in the total return.

*	Class 1a of Frontier Long/Short Commodity Fund was liquidated as of September 30, 2020.

For the nine months ended September 30, 2019

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 1a	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2018	$102.25	$120.84	$112.62	$91.1	$107.68	$100.77	$56.8	$98.82	$66.52	$103.66	$69.83
Net operating results:
Interest income	0.06	0.07	0.06	0.09	0.11	0.1	0.04	0.08	0.05	0.09	0.05
Expenses	(5.12)	(3.35)	(3.13)	(5.44)	(4.68)	(4.38)	(2.45)	(1.92)	(1.21)	(2.02)	(1.28)
Net gain/(loss) on investments, net of non-controlling interests	5.54	5.42	5.29	(1.02)	(1.36)	(1.10)	(6.83)	(8.22)	(9.06)	(8.56)	(9.37)
Net income/(loss)	0.47	2.14	2.22	(6.37)	(5.93)	(5.38)	(9.24)	(10.06)	(10.22)	(10.50)	(10.59)
Net asset value, September 30, 2019	$102.72	$122.98	$114.84	$84.73	$101.75	$95.39	$47.56	$88.76	$56.3	$93.16	$59.24

Ratios to average net assets
Net investment income/(loss)	-6.65%	-3.63%	-3.63%	-8.37%	-5.87%	-5.87%	-6.35%	-2.58%	-2.58%	-2.58%	-2.58%
Expenses before incentive fees (3)(4)	6.72%	3.7%	3.7%	8.51%	6.01%	6.01%	6.46%	2.7%	2.7%	2.7%	2.7%
Expenses after incentive fees (3)(4)	6.72%	3.7%	3.7%	8.51%	6.01%	6.01%	6.46%	2.7%	2.7%	2.7%	2.7%
Total return before incentive fees (2)	0.46%	1.77%	1.97%	-6.99%	-5.51%	-5.34%	-16.27%	-10.18%	-15.36%	-10.13%	-15.17%
Total return after incentive fees (2)	0.46%	1.77%	1.97%	-6.99%	-5.51%	-5.34%	-16.27%	-10.18%	-15.36%	-10.13%	-15.17%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2018	$117.63	$134.16	$180.94	$156.81	$156.26	$71.41	$82.48	$108.18
Net operating results:
Interest income	0.16	0.18	0.25	0.21	0.21	(0.00)	0	(0.00)
Expenses	(6.03)	(3.97)	(5.34)	(4.62)	(4.62)	(2.98)	(1.63)	(2.04)
Net gain/(loss) on investments, net of non-controlling interests	4.94	5.72	7.71	6.66	6.69	9.33	10.18	14.38
Net income/(loss)	(0.94)	1.94	2.62	2.26	2.29	6.35	8.55	12.34
Net asset value, September 30, 2019	$116.69	$136.1	$183.56	$159.07	$158.55	$77.76	$91.03	$120.52

Ratios to average net assets
Net investment income/(loss)	-6.77%	-3.77%	-3.77%	-3.77%	-3.77%	-5.44%	-2.43%	-2.44%
Expenses before incentive fees (3)(4)	6.96%	3.95%	3.95%	3.95%	3.95%	5.44%	2.43%	2.43%
Expenses after incentive fees (3)(4)	6.96%	3.95%	3.95%	3.95%	3.95%	5.44%	2.43%	2.43%
Total return before incentive fees (2)	-0.8%	1.45%	1.45%	1.44%	1.47%	8.89%	10.37%	11.41%
Total return after incentive fees (2)	-0.8%	1.45%	1.45%	1.44%	1.47%	8.89%	10.37%	11.41%

	Frontier Global Fund			Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2018	$131.57	$149.92	$187.17	$99.83	$111.78	$152.53
Net operating results:
Interest income	(0.00)	(0.00)	(0.00)	(0.00)	0	(0.00)
Expenses	(8.33)	(6.05)	(7.50)	(5.13)	(3.49)	(4.35)
Net gain/(loss) on investments, net of non-controlling interests	28.78	33.29	41.53	18.23	22.87	28.3
Net income/(loss)	20.45	27.24	34.03	13.1	19.38	23.95
Net asset value, September 30, 2019	$152.02	$177.16	$221.2	$112.93	$131.16	$176.48

Ratios to average net assets
Net investment income/(loss)	-7.93%	-4.93%	-4.93%	-6.62%	-3.61%	-3.61%
Expenses before incentive fees (3)(4)	7.93%	4.93%	4.93%	6.62%	3.61%	3.61%
Expenses after incentive fees (3)(4)	7.93%	4.93%	4.93%	6.62%	3.61%	3.61%
Total return before incentive fees (2)	15.54%	18.17%	18.18%	13.12%	17.34%	15.7%
Total return after incentive fees (2)	15.54%	18.17%	18.18%	13.12%	17.34%	15.7%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees is included in the total return.

8.	Derivative Instruments and Hedging Activities

The Series’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Series do not enter into or hold positions for hedging purposes as defined under ASC 815, Derivatives and Hedging (“ASC 815”). The detail of the fair value of the Series’ derivatives by instrument types as of September 30, 2020 and December 31, 2019 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to each Series’ position in swap contracts. There are embedded management fees in transacting these swaps ranging from 1% to 1.5% based on fair value of swaps and the embedded incentive fees ranging from 15% to 25% based on net new trading profits on swaps.

The following tables summarize the monthly averages of futures contracts bought and sold for each respective Series of the Trust:

For the three months ended September 30, 2020

Monthly average contracts:

	Bought	Sold

Frontier Balanced Fund	600	726

For the three months ended September 30, 2019

Monthly average contracts:

	Bought	Sold

Frontier Balanced Fund	138	246

For the nine months ended September 30, 2020

Monthly average contracts:

	Bought	Sold

Frontier Balanced Fund	578	568

For the nine months ended September 30, 2019

Monthly average contracts:

	Bought	Sold

Frontier Balanced Fund	617	827

The following tables summarize the trading revenues for the three and nine months ended September 30, 2020, and 2019 by sector:

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended September 30, 2020

Type of contract	Frontier Balanced Fund

Agriculturals	$107,606
Currencies	36,116
Energies	(29,190)
Interest rates	(80,947)
Metals	105,688
Stock indices	28,280
Realized trading income/(loss)(1)	$167,553

(1)	Amounts recorded in the Statements of Operations under Net realized gain(loss) on futures forwards and options.

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

Realized Trading Revenue from Futures, Forwards and Options

for the Nine Months Ended September 30, 2020

Type of contract	Frontier Balanced Fund

Agriculturals	$132,659
Currencies	15,372
Energies	(15,120)
Interest rates	56,888
Metals	427,135
Stock indices	(28,822)
Realized trading income/(loss)(1)	$588,112

(1)	Amounts recorded in the Statements of Operations under Net realized gain(loss) on futures forwards and options.

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

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended September 30, 2020

Type of contract	Frontier Balanced Fund

Agriculturals	$(73,529)
Currencies	(12,856)
Energies	(35,050)
Interest rates	46,611
Metals	28,731
Stock indices	(7,741)
Change in unrealized trading income/(loss)(1)	$(53,834)

(1)	Amounts recorded in the Statements of Operations under Net change in open trade equity/(deficit)

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

Net Change in Open Trade Equity from Futures, Forwards and Options for the Nine Months Ended September 30, 2020

Type of contract	Frontier Balanced Fund

Agriculturals	$(58,614)
Currencies	(27,439)
Energies	(39,325)
Interest rates	76,647
Metals	(91,914)
Stock indices	9,775
Change in unrealized trading income/(loss)(1)	$(130,869)

(1)	Amounts recorded in the Statements of Operations under Net change in open trade equity/(deficit)

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

The following tables present gross and net information about the Series’ assets and liabilities subject to master netting arrangements as disclosed on the statements of financial condition as of September 30, 2020 and December 31, 2019.

As of September 30, 2020

	Gross Amounts of recognized Derivative Assets/ Liabilities	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition
Frontier Balanced Fund
Open Trade Equity/(Deficit)	$1,111,441	$(1,171,216)	$(59,775)
Swap Contracts	7,319,420	-	7,319,420

Frontier Diversified Fund
Swap Contracts	$4,553,855	$-	$4,553,855

Frontier Long/Short Commodity Fund
Swap Contracts	$578,274	$-	$578,274

As of December 31, 2019

	Gross Amounts of recognized Derivative Assets/ Liabilities	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition
Frontier Balanced Fund
Open Trade Equity/(Deficit)	$154,778	$(38,594)	$116,184
Swap Contracts	11,944,753	-	$11,944,753

Frontier Diversified Fund
Swap Contracts	$6,384,583	$-	$6,384,583

Frontier Long/Short Commodity Fund
Swap Contracts	$362,521	$-	$362,521

Frontier Heritage Fund
Swap Contracts	$2,888,009	$-	$2,888,009

9.	Trading Activities and Related Risks

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

From October 1, 2020 through November 10, 2020, Frontier Balanced Fund, Frontier Diversified Fund, Frontier Heritage Fund, Frontier Long/Short Commodity Fund, Frontier Masters Fund, Frontier Select Fund, and Frontier Global Fund paid $257,775, $111,437, $12,801, $12,679, $81,549, $32,147 and $73,480, respectively, in redemptions.

Frontier Funds

Consolidated Statements of Financial Condition

September 30, 2020 (Unaudited) and December 31, 2019

	September 30, 2020	December 31, 2019
ASSETS

Cash and cash equivalents	$249,842	$367,568
U.S. Treasury securities, at fair value	105,594	650,728
Receivable from futures commission merchants	780,884	2,526,242
Open trade equity, at fair value	-	116,184
Swap contracts, at fair value	12,451,549	21,579,865
Investments in private investment companies, at fair value	22,967,286	35,926,037
Interest receivable	703	13,363
Receivable from related parties	175,804	11,453
Redemptions receivable from private investment companies	481,312	552,017
Other assets	-	5,700

Total Assets	$37,212,974	$61,749,157

LIABILITIES & CAPITAL

LIABILITIES
Open trade equity, at fair value	$59,775	$-
Redemptions payable	54,230	133,633
Management fees payable to Managing Owner	8,903	8,795
Interest payable to Managing Owner	1,419	327
Trading fees payable to Managing Owner	92,944	160,907
Service fees payable to Managing Owner	36,349	68,762
Risk analysis fees payable	10,029	8,465
Advance on unrealized Swap Appreciation	10,291,555	12,191,555
Subscriptions in advance for service fee rebates	630,993	598,042
Payables to related parties	175,803	-
Other liabilities	16,818	22,078

Total Liabilities	11,378,818	13,192,564

OWNERS CAPITAL
Managing Owner Units	277,817	487,974
Limited Owner Units	25,556,339	48,068,619

Total Owners Capital	25,834,156	48,556,593

Total Liabilities and Owners Capital	$37,212,974	$61,749,157

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Condensed Schedule of Investments

September 30, 2020 (unaudited)

% of Total Capital
Description	Fair Value	(Net Asset Value)
LONG FUTURES CONTRACTS *
Various agriculture futures contracts (Far East)	$502	0.00%
Various agriculture futures contracts (U.S.)	167,759	0.65%
Various base metals futures contracts (U.S.)	(65,902)	-0.26%
Various currency futures contracts (U.S.)	375	0.00%
Various currency futures contracts (Europe)	(15,137)	-0.06%
Various currency futures contracts (Latin America)	(30,905)	-0.12%
Various energy futures contracts (U.S.)	(29,500)	-0.11%
Various interest rates futures contracts (Europe)	197,574	0.76%
Various interest rates futures contracts (Far East)	6,926	0.03%
Various interest rates futures contracts (Oceanic)	65,560	0.25%
Various interest rates futures contracts (U.S.)	(3,937)	-0.02%
Various precious metal futures contracts (U.S.)	(42,070)	-0.16%
Various soft futures contracts (U.S.)	(15,983)	-0.06%

Total Long Futures Contracts	$235,262	0.90%

SHORT FUTURES CONTRACTS *
Various agriculture futures contracts (Far East)	$3,089	0.01%
Various agriculture futures contracts (U.S.)	(190,350)	-0.74%
Various base metals futures contracts (U.S.)	10,036	0.04%
Various currency futures contracts (U.S.)	7,925	0.03%
Various currency futures contracts (Europe)	(1,219)	0.00%
Various currency futures contracts (Latin America)	20,340	0.08%
Various energy futures contracts (U.S.)	(7,180)	-0.03%
Various interest rates futures contracts (Europe)	(126,110)	-0.49%
Various interest rates futures contracts (Far East)	(7,202)	-0.03%
Various interest rates futures contracts (Oceanic)	(34,704)	-0.13%
Various interest rates futures contracts (U.S.)	(5,563)	-0.02%
Various precious metal futures contracts (U.S.)	41,900	0.16%
Various soft futures contracts (U.S.)	(6,259)	-0.02%
Various stock index futures contracts (Canada)	(1,078)	0.00%
Various stock index futures contracts (Europe)	3,848	0.01%
Various stock index futures contracts (Far East)	(2,510.00)	-0.01%

Total Short Futures Contracts	$(295,037)	-1.14%
Total Open Trade Equity (Deficit)	$(59,775)	-0.24%
SWAPS (1)
Frontier Brevan Howard swap (U.S.)	-	0.00%
Frontier XXXIV Balanced select swap (U.S.)	7,319,420	28.33%
Frontier XXXV Diversified select swap (U.S.)	4,553,855	17.63%
Frontier XXXVII L/S select swap (U.S.)	578,274	2.24%
Total Swaps	$12,451,549	48.20%
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	-	0.00%
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	-	0.00%
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	3,409,886	13.20%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	1,888,695	7.31%
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	-	0.00%
Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	77,353	0.30%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	1,362,594	5.27%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	7,329,409	28.37%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	5,313,882	20.57%
Galaxy Plus Fund - JL Cyril Systematic Feeder Fund (547) LLC)	3,159,547
Galaxy Plus Fund - TT Feeder Fund (531) LLC	-	0.00%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	425,920	1.65%
Total Private Investment Companies	$22,967,286	76.67%
U.S. TREASURY SECURITIES

FACE VALUE	Fair Value

$80,000	US Treasury Note 6.875% due 08/15/2025 (Cost $106,503)	105,594	0.41%
Total U.S. Treasury Securities	$105,594	0.41%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Notes to Consolidated Financial Statements, Note 4.

(2)	See Notes to Consolidated Financial Statements, Note 5.

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

Frontier Funds

Consolidated Statements of Operations

For the Three Months Ended September 30, 2020 and 2019 (unaudited)

	September 30, 2020	September 30, 2019

Investment income:
Interest - net	$2,941	$16,077

Total Income	2,941	16,077

Expenses:
Incentive Fees	-	-
Management Fees	(5,029)	(4,614)
Risk analysis Fees	(1,509)	(1,385)
Service Fees - Class 1	(128,178)	(253,782)
Due Diligence Fees	(2,268)	-
Trading Fees	(285,835)	(562,118)
Other Fees	(45)	-

Total Expenses	(422,864)	(821,899)

Investment income/(loss) - net	(419,923)	(805,822)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	167,553	(92,058)
Net unrealized gain/(loss) on private investment companies	(2,356,309)	888,297
Net realized gain/(loss) on private investment companies	11,991	(2,575)
Net change in open trade equity/(deficit)	(53,834)	(28,271)
Net realized gain/(loss) on swap contracts	(10,318)	-
Net unrealized gain/(loss) on swap contracts	(248,865)	601,127
Net realized gain/(loss) on U.S. Treasury securities	(1,058)	35,523
Net unrealized gain/(loss) on U.S. Treasury securities	(1,105)	(36,934)
Trading commissions	(5,477)	(9,459)

Net gain/(loss) on investments	(2,497,422)	1,355,649

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(2,917,345)	$549,827

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Statements of Operations

For the Nine Months Ended September 30, 2020 and 2019 (unaudited)

	September 30, 2020	September 30, 2019

Investment income:
Interest - net	$12,721	$76,983

Total Income	12,721	76,983

Expenses:
Incentive Fees	-	-
Management Fees	(14,753)	(74,280)
Risk analysis Fees	(4,426)	(4,257)
Service Fees - Class 1	(483,402)	(803,038)
Due Diligence Fees	(9,111)	-
Trading Fees	(1,057,985)	(1,727,327)
Other Fees	(83)	-

Total Expenses	(1,569,760)	(2,608,902)

Investment income/(loss) - net	(1,557,039)	(2,531,919)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	588,112	(1,190,910)
Net unrealized gain/(loss) on private investment companies	(626,550)	5,748,034
Net realized gain/(loss) on private investment companies	(3,962,286)	(1,795,246)
Net change in open trade equity/(deficit)	(130,869)	477,877
Net realized gain/(loss) on swap contracts	(200,052)	-
Net unrealized gain/(loss) on swap contracts	(7,490,322)	496,204
Net realized gain/(loss) on U.S. Treasury securities	44,673	95,119
Net unrealized gain/(loss) on U.S. Treasury securities	3,476	(69,202)
Trading commissions	(17,535)	(29,699)

Net gain/(loss) on investments	(11,791,353)	3,732,176

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(13,348,392)	$1,200,257

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Statements of Changes in Owners’ Capital

For the Nine Months Ending September 30, 2020 (unaudited)

	Managing Owner	Limited Owners	Total

Owners’ Capital, December 31, 2019	$487,974	$48,068,619	$48,556,593

Sale of Units (including transfers)	-	-	-
Redemption of Units (including transfers)	(73,500)	(9,300,545)	(9,374,045)
Payment made by Related Party	-	-	-
Payment made by Managing Owner	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations	(136,657)	(13,211,735)	(13,348,392)

Owners’ Capital, September 30, 2020	$277,817	$25,556,339	$25,834,156

The consolidated Trust is not unitized as are the individual Series of the Trust

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2020 and 2019

	September 30, 2020	September 30, 2019

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(13,348,392)	$1,200,257
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity	175,959	(423,373)
Net unrealized (gain)/loss on swap contracts	7,490,322	(496,204)
Net realized (gain)/loss on swap contracts	97,745	-
Net unrealized (gain)/loss on private investment companies	615,670	(5,748,034)
Net realized (gain)/loss on private investment companies	3,962,286	1,795,246
Net unrealized (gain)/loss on U.S. Treasury securities	(3,476)	69,202
Net realized (gain)/loss on U.S. Treasuries securities	(44,673)	(95,119)
(Purchases) sales of:
Sales of swap contracts	1,491,965	-
(Purchases) of Swap Contracts	(1,447,843)	-
Reduction of collateral in Swap contracts	1,496,127	-
(Purchases) of U.S. Treasury securities	(9,398,221)	(12,565,977)
Sales of U.S. Treasury securities	9,989,663	16,354,416
(Purchases) of Private Investment Companies	(11,118,853)	(23,911,368)
Sales of Private Investment Companies	19,488,768	34,330,833
U.S. Treasury interest and premium paid/amortized	12,721	43,347
Increase and/or decrease in:
Receivable from futures commission merchants	1,745,358	8,394,591
Advance on unrealized Swap Appreciation	(1,900,000)	-
Interest receivable	12,660	104,436
Receivable from related parties	(164,351)	(11,453)
Other assets	5,700	(558,247)
Redemptions receivable from private investment companies	70,705	-
Incentive fees payable to Managing Owner	-	67,948
Management fees payable to Managing Owner, net of change in receivable	108	(69,376)
Interest payable to Managing Owner	1,092	(9,609)
Trading fees payable to Managing Owner	(67,963)	(34,414)
Service fees payable to Managing Owner	(32,413)	(23,343)
Due from Managing Owner	-	(93,696)
Risk analysis fees payable	1,564	(18,133)
Payables to related parties	175,803	-
Subscriptions in advance for service fee rebates	32,951	179,798
Other liabilities	(5,260)	17,010

Net cash provided by operating activities	9,335,722	18,498,739
Cash Flows from Financing Activities:

Payment for redemption of capital	(9,374,045)	(19,938,390)
Redemptions payable	(79,403)	23

Net cash used in financing activities	(9,453,448)	(19,938,367)

Net increase (decrease) in cash and cash equivalents	(117,726)	(1,439,628)

Cash and cash equivalents, beginning of period	367,568	1,729,879
Cash and cash equivalents, end of period	$249,842	$290,251

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

As of September 30, 2020, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund Frontier Global Fund and Frontier Heritage Fund, separates Units into a maximum of three separate Classes—Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Balanced Fund, separates Units into a maximum of five separate Classes—Class 1, Class 1AP, Class 2, Class 2A and Class 3A. The Trust, with respect to the Frontier Long/Short Commodity Fund, separates Units into a maximum of five separate Classes—Class 1A, Class 2A, Class 2, Class 3A and Class 3. Between April 15, 2016 and May 10, 2017, a portion of the interests in Frontier Trading Company I, LLC and all of the interests in Frontier Trading Company VII, LLC, Frontier Trading Company XV, LLC, and Frontier Trading Company XXIII LLC held by Frontier Diversified Fund, Frontier Masters Fund, Frontier Select Fund, Frontier Balanced Fund and Frontier Long/Short Commodity Fund were exchanged for equivalent interests in the Galaxy Plus Managed Account Platform (“Galaxy Plus”) which is an unaffiliated, third-party managed account platform. The assets of Frontier Trading Company I, LLC, which included exposure to Quantmetrics Capital Management LLP’s Multi-Strategy Program, Quantitative Investment Management, LLC’s Quantitative Global Program, Quest Partners LLC’s Quest Tracker Index Program, Chesapeake Capital Management, LLC’s Diversified Program, and Doherty Advisors LLC’s Relative Value Moderate Program, the assets of Frontier Trading Company VII, LLC, which included exposure to Emil van Essen LLC’s Multi-Strategy Program, Rosetta Capital Management, LLC’s Rosetta Trading Program, and Landmark Trading Company’s Landmark Program, the assets of Frontier Trading Company XV, LLC, which included exposure to Transtrend B.V.’s TT Enhanced Risk (USD) Program, and the assets of Frontier Trading Company XXIII, LLC which included exposure to Fort L.P.’s Global Contrarian Program have been transferred to individual Delaware limited liability companies (“Master Funds”) in Galaxy Plus. Each Master Fund is sponsored and operated by Gemini Alternative Funds, LLC (“Sponsor”). The Sponsor has contracted with the Trading Advisors to manage the portfolios of the Master Funds pursuant to the advisors’ respective program. For those Series that invest in Galaxy Plus entities, approximately 30-70% of those Series assets are used to support the margin requirements of the Master Funds. The remaining assets of the Series are split between investments in Trading Companies and a pooled cash management account that invests primarily in U.S. Treasury securities. For those Series that do not invest in Galaxy Plus entities, their assets are split between investments in Trading Companies and investments in the pooled cash management account.

As of September 30, 2020, Frontier Global Fund has invested a portion of its assets in a single Trading Company, and a single Trading Advisor manages 100% of the assets invested in such Trading Company. Each of the remaining Series has invested a portion of its assets in several different Trading Companies or Galaxy Plus entities and one or more Trading Advisors may manage the assets invested in such Trading Companies or Galaxy Plus entities.

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

Receivable from Futures Commission Merchants—The Trust deposits assets with an FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of September 2020 and December 31, 2019 included restricted cash for margin requirements of $2,313,859 and $2,890,330, respectively, for the Frontier Trading Company I LLC.

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

Income Taxes—The Trust applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust for the quarter ended September 30, 2020. The 2016 through 2019 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

Each Series is charged service fees as outlined above. In some cases, amounts paid to selling agents might be less than the amount charged to the Series. When this occurs, the service fee is rebated back to the investor in the form of additional units. During 2017, 2018 and 2019, the Series were not allowed to issue additional units. The Managing Owner has determined that the purchase of additional units of the relevant Series will commence in 2020 at such time as the Series are allowed to sell shares again. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $598,042 and $630,993 as of December 31, 2019 and September 30, 2020, respectively.

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

The following table summarizes the instruments that comprise the Trust’s financial asset portfolio, in aggregate, measured at fair value on a recurring basis as of September 30, 2020 and December 31,2019, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

September 30, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$(59,775)	$-	$-	$(59,775)
Swap Contracts	-	-	12,451,549	12,451,549
U.S. Treasury Securities	105,594	-	-	105,594

December 31, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$57,056	$59,128	$-	$116,184
Swap Contracts	-	-	21,579,865	21,579,865
U.S. Treasury Securities	650,728	-	-	650,728

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the statements of operations.

For the nine months ending September 30, 2020

For the Nine Months ended September 30, 2020

Balance of recurring Level 3 assets as of January 1, 2020	21,579,865
Total gains or losses (realized/unrealized):
Included in earnings-realized	(97,744)
Included in earnings-unrealized	(7,490,322)
Proceeds from collateral reduction	(2,474,938)
Purchase of investments	934,688
Sale of investments	-
Transfers in and/or out of Level 3	-

Balance of recurring Level 3 assets as of September 30, 2020	12,451,549

For the year end December 31, 2019

For the Year ended December 31, 2019

Balance of recurring Level 3 assets as of January 1, 2019	20,149,868
Total gains or losses (realized/unrealized):
Included in earnings-realized	-
Included in earnings-unrealized	1,429,997
Proceeds from collateral reduction	-
Purchase of investments	-
Sale of investments	-
Transfers in and/or out of Level 3	-
Balance of recurring Level 3 assets as of December 31, 2019	21,579,865

The Trust assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Trust’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the three months ended September 30, 2020 and December 31, 2019, the Trust did not transfer any assets between Levels 1, 2 and 3.

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at September 30, 2020: Swaps $(7,490,322).

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2019: Swaps $1,429,997.

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of September 30, 2020 and December 31, 2019, approximately 6.39% or $1,649,793 and 2.4% or $1,177,400, respectively, of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain swaps and is recorded as swap contracts, at fair value on the Statements of Financial Condition of the Trust. This cash held with the counterparty is not restricted.

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

To help to reduce counterparty risk on the Series, the Managing Owner has the right to reduce the Series’ exposure and remove cash from the Series’ total return swaps with Deutsche Bank AG. The Series are charged interest on cash holdings and any amount removed will be offset against the final settlement value of the swap. As of September 30, 2020, the XXXIV Balanced select swap, the XXXV Diversified select swap and the XXXVII Long/Short select swap had $6,176,555, $4,000,000 and $115,000, respectively, in cash holdings as shown in the Series’ Statements of Financial Conditions under advance on unrealized swap appreciation, which relates to the Trading Companies’ total return swaps with Deutsche Bank AG.

The Trust had invested in the following swaps as of and for the three months ended September 30, 2020:

	XXXIV Balanced select swap	XXXV Diversified select swap	XXXVII L/S select swap
	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	Deutsche Bank AG	Deutsche Bank AG	Deutsche Bank AG
Notional Amount	$7,420,403	$1,761,834	$653,610
Termination Date	7/31/2023	7/31/2023	7/31/2023
Cash Collateral	$1,264,696	$355,147	$29,950
Swap Value	$6,054,724	$4,198,708	$548,324
Investee Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0
Change in Unrealized Gain/(Loss)	$(5,804,030)	$(2,099,874)	$215,753
Fair Value as of September 30, 2020	$7,319,420	$4,553,855	$578,274
Advance on swap appreciation	$(6,176,555)	$(4,000,000)	$(115,000)

The Trust had invested in the following swaps as of and for the year ended December 31, 2019:

	XXXIV Balanced select swap	XXXV Diversified select swap	XXXVII L/S select swap	Brevan Howard
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	Deutsche Bank AG	Deutsche Bank AG	Deutsche Bank AG	Deutsche Bank AG
Notional Amount	$7,420,403	$1,761,834	$653,610	$2,072,056
Termination Date	7/31/2023	7/31/2023	7/31/2023	3/27/2023
Cash Collateral	$86,000	$86,000	$29,950	$975,450
Swap Value	$11,858,754	$6,298,583	$332,571	$1,912,559
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	$1,149,846	$464,169	$(116,581)	$(67,435)
Fair Value as of December 31, 2019	$11,944,754	$6,384,583	$362,521	$2,888,009
Advance on swap appreciation	$(6,176,555)	$(4,000,000)	$(115,000)	$(1,900,000)

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

The following table summarizes the Trust’s equity in earnings from each of the private investment companies during the three and nine months ended September 30, 2020 and 2019:

Three months ended September 30, 2020 and 2019

	Three Months Ended September, 2020				Three Months Ended September, 2019
	Trading	Realized	Change in Unrealized	Net Income	Trading	Realized	Change in Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)

Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(8,130)	$(813,198)	$109,718	$(711,610)	$(196,670)	$2,747,191	$(1,491,935)	$1,058,586
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	-	-	(447)	(447)	(8,166)	(13,867)	84,283	62,250
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	-	-	(11,450)	(11,450)	(90,647)	4,938,413	(6,160,328)	(1,312,562)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(6,896)	(5,199)	(51,941)	(64,036)	(36,346)	848,094	(336,236)	475,512
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(306)	40,222	(86,248)	(46,332)	-	-	30,202	30,202
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(980)	(235,964)	59,500	(177,444)	(44,377)	(129,980)	(114,542)	(288,899)
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	-	-	-	-	-	-	(3,220)	(3,220)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(5,945)	(46,444)	35,561	(16,828)	(11,760)	95,455	(153,337)	(69,642)
Galaxy Plus Fund - Quest FIT Feeder Fund (535) LLC	-	-	(80,092)	(80,092)	-	-	-	-
Galaxy Plus Fund - TT Feeder Fund (531) LLC	-	-	(3,765)	(3,765)	(26,807)	317,027	(159,354)	130,866
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(22,934)	236,216	(122,312)	90,970	(87,340)	1,686,080	(834,730)	764,010
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	(2,283)	(708,548)	(322,966)	(1,033,797)	-	-	-	-

Total	(47,474)	$(1,532,915)	$(474,442)	$(2,054,831)	$(502,113)	$10,488,413	$(9,139,197)	$847,103

Nine months ended September 30, 2020 and 2019

	Nine Months Ended September, 2020				Nine Months Ended September, 2019
	Trading	Realized	Change in Unrealized	Net Income	Trading	Realized	Change in Unrealized	Net
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	Income

Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$(29,821)	$(771,155)	$(19,372)	$(820,348)	$(465,857)	$5,447,312	$(914,542)	$4,066,913
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	(3,500)	(95,347)	41,225	(57,622)	(40,134)	60,251	(43,518)	(23,401)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	(13,005)	(1,475,050)	164,351	(1,323,704)	(492,581)	2,466,705	(5,886,966)	(3,912,842)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(34,000)	(531,301)	217,203	(348,098)	(76,080)	2,951,928	(468,197)	2,407,651
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(1,789)	(453,267)	(136,072)	(591,128)	-	-	604,541	604,541
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(13,376)	(1,148,018)	156,838	(1,004,556)	(129,574)	(1,640,024)	184,551	(1,585,047)
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	-	-	-	-	(38,565)	34,869	(131,955)	(135,651)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(9,160)	63,905	(13,198)	41,547	(26,494)	186,607	(112,356)	47,757
Galaxy Plus Fund - Quest FIT Feeder Fund (535) LLC	-	-	(80,092)	(80,092)	-	-	(80,033)	(80,033)
Galaxy Plus Fund - TT Feeder Fund (531) LLC	(7,243)	(321,982)	(47,177)	(376,402)	(110,171)	791,527	(315,802)	365,554
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(54,483)	1,758,472	(443,728)	1,260,261	(292,530)	3,986,110	(1,534,853)	2,158,727
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	(2,283)	(708,548)	(322,966)	(1,033,797)	-	-	-	-

Total	$(168,660)	$(3,682,291)	$(482,988)	$(4,333,939)	$(1,671,986)	$14,285,285	$(8,699,130)	$3,914,169

The Trust’s investments in private investment companies have certain redemption and liquidity restrictions which are described in the following table:

	Redemptions	Redemptions	Liquidity
	Notice Period	Permitted	Restrictions

Frontier Funds
Multi-Strategy
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	24 hours	Daily	None
Galaxy Plus Fund - JL Cyril Systematic Feeder Fund (547) LLC)	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None

Effective July 20, 2020, Doherty Advisors, LLC accessed through Galaxy Plus Fund – Doherty Feeder Fund (528) LLC ceased to act as a commodity trading advisor to the Trust.

Effective August 1, 2020, John Locke Investments SA accessed through Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC became a new commodity trading advisor for Frontier Diversified Fund, Frontier Balanced Fund, Frontier Select Fund and Frontier Masters Fund.

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

Expenses

Management Fees—Each Series of Units pays to the Managing Owner a monthly management fee equal to a percentage of the notional assets of such Series allocated to Trading Companies, calculated on a daily basis. The percentage basis of the fees varies and are in line with the amounts being disclosed below. In addition, the Managing Owner receives a monthly management equal to a certain percentage of the assets in the Galaxy Plus entities attributable to such Series’ (including notional assets), calculated on a monthly basis. The management fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. The total amount of assets of a Series allocated to Trading Advisors and/or reference programs, including (i) actual funds deposited in accounts directed by the Trading Advisors or deposited as margin in respect of swaps or other derivative instruments referencing a reference program plus (ii) any notional equity allocated to the Trading Advisors and any reference programs, is referred to herein as the “notional assets” of the Series. The annual rate of the management fee is: 0.5% for the Frontier Balanced Fund Class 1 and Class 2, 1.0% for the Frontier Balanced Fund Class 1AP, Class 2a and Class 3a, 2.0% for the Frontier Global Fund, Frontier Long/Short Commodity Fund Class 1a, Class 2a and Class 3a and Frontier Masters Fund, 0.75% for Frontier Diversified Fund, 2.5% for the Frontier Heritage Fund and Frontier Select Fund, and 3.5% for the Frontier Long/Short Commodity Fund Class 2 and Class 3. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) and/or waive (up to the percentage specified) any such management fee to the extent any related management fee is paid by a trading company or estimated management fee is embedded in a swap or other derivative instrument. Any management fee embedded in a swap or other derivative instrument may be greater or less than the management fee that would otherwise be charged to the Series by the Managing Owner. As of the date of this report, for a Series that has invested in a swap, the Managing Owner or Trading Advisor(s) do not receive any management fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. As of September 30, 2020 and December 31, 2019, the range of management fees embedded based on fair value of swaps in (i) swaps owned by Frontier Diversified Fund was 1.00% per annum, (ii) swaps owned by Frontier Balanced Fund was 1.00% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 1.50% per annum, and (iv) swaps owned by Frontier Heritage Fund was 1.00% per annum, and the Managing Owner has waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded management fee was accrued on the relevant notional amount of the swap.

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

Incentive Fees—Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated in the Trading Companies by such Series, monthly or quarterly. In addition, the Managing Owner receives a quarterly incentive fee of a certain percentage of new net trading profits generated in the Galaxy Plus entities that have been allocated to the Series. The incentive fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. Because the Frontier Balanced Fund, Frontier Diversified Fund, Frontier Masters Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Long/Short Commodity Fund may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Frontier Balanced Fund and the Frontier Diversified Fund and 20% for the Frontier Global Fund, Frontier Heritage Fund, Frontier Select Fund, Frontier Long/Short Commodity Fund and Frontier Masters Fund. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series. As of the date of this report, for a Series that has invested in a swap, the Managing Owner or Trading Advisor(s) do not receive any incentive fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. As of September 30, 2020, the range of incentive fees as a percentage of net new trading profits on swaps embedded in (i) swaps owned by Frontier Diversified Fund was 20-25% per annum, (ii) swaps owned by Frontier Balanced Fund was 20-25% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 25% per annum, and (iv) swaps owned by Frontier Heritage Fund was 15% per annum, and the Managing Owner has waived the entire incentive fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded incentive fee was accrued based on the net new trading profits of the swap.

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

As of September 30, 2020, the Trust had a payable to the Managing Owner in the amounts of $0, $8,903, $1,419, $92,944, and $36,349 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

As of December 31, 2019, the Trust had a payable to the Managing Owner in the amounts of $0, $8,795, $327, $160,907, and $68,762 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

For the nine months ended September 30, 2020, the Managing Owner earned $0, $14,753, $4,426, $483,402 and $1,057,985 for incentive fees, management fees, risk analysis fees, service fees, and trading fees, respectively.

For the nine months ended September 30, 2019, the Managing Owner earned $0, $74,280, $4,257, $803,038, and $1,727,327 for incentive fees, management fees, risk analysis fees, service fees, and trading fees, respectively.

For the three months ended September 30, 2020, Managing Owner earned $0, $5,029, $1,509, $128,178 and $285,835 for incentive fees, management fees, risk analysis fees, service fees, and trading fees, respectively.

For the three months ended September 30, 2019, the Managing Owner earned $0, $4,614, $1,385, $253,782 and $562,118 for incentive fees, management fees, risk analysis fees, service fees, and trading fees, respectively.

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

For the three months ended September 30, 2020 and September 30, 2019, amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees were $0 and $0, respectively.

Aggregate interest income from all sources, including U.S. Treasury Securities assets net of premiums and cash held at clearing brokers, of up to the first 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Global Fund, Frontier Select Fund, and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (for the three months ended September 30, 2020, and September 30, 2019 amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees Class 1a, Class 2a and Class 3a), Frontier Masters Fund, and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 100% of the interest is retained by the respective Series.

During the three months ended September 30, 2020 and September 30, 2019 and, the Trust paid $5,196, and $6,766, respectively of such interest income to the Managing Owner. Such amounts are not included in the consolidated statements of operations of the Trust. All other interest income is recorded by the Trust on the consolidated statements of operations.

7. Financial Highlights

The following information presents the financial highlights of the Trust for the three and nine months ended September 30, 2020 and September 30, 2019. This data has been derived from the information presented in the consolidated financial statements.

Three months ended September 30

	2020	2019

Ratios to average net assets (1)
Net investment income/(loss) (1)	-5.84%	-5.29%
Expenses before incentive fees (3) (4)	-5.88%	5.40%
Expenses after incentive fees (3) (4)	-5.88%	5.40%

Total return before incentive fees (2)	-10.08%	0.90%
Total return after incentive fees (2)	-10.08%	0.90%

Nine months ended September 30

	2020	2019

Ratios to average net assets (1)
Net investment income/(loss) (1)	-5.70%	-5.56%
Expenses before incentive fees (3) (4)	-5.69%	-5.73%
Expenses after incentive fees (3) (4)	-5.74%	-5.73%

Total return before incentive fees (2)	-36.52%	1.97%
Total return after incentive fees (2)	-36.56%	1.97%

(1)	Annualized with the exception of incentive fees.

(2)	Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Consolidated Statements of Operations of the Trust. See footnote 5.

The Trust financial highlights are calculated based upon the Trust’s consolidated financial statements. The consolidated Trust does not issue units and therefore the financial highlights do not disclose any unitized data.

8. Derivative Instruments and Hedging Activities

The Trust’s primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trust does not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trust’s derivatives by instrument types as of September 30, 2020 and December 31, 2019 is included in the Consolidated Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trust’s positions in swap contracts. There are embedded management fees in transacting these swaps ranging from 1% to 1.5% based on fair value of swaps and the embedded incentive fees ranging from 15% to 25% based on net new trading profits on swaps.

For the three months ended September 30, 2020 and September 30, 2019, the monthly average of futures, forwards and options contracts bought was approximately 600, and 138, respectively and sold was approximately 726, and 246, respectively.

For the nine months ended September 30, 2020 and September 30, 2019, the monthly average of futures, forwards and options contracts bought was approximately 578, and 617, respectively and sold was approximately 568, and 827, respectively.

The following tables summarize the trading revenues for the three and nine months ended September 30, 2020 and September 30, 2019 by contract type:

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended September 30, 2020

Type of contract

Agriculturals	$107,606
Currencies	36,116
Energies	(29,190)
Interest rates	(80,947)
Metals	105,688
Stock indices	28,280
Realized trading income/(loss)(1)	$167,553

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended September 30, 2019

Type of contract

Agriculturals	$(54,047)
Currencies	(161,381)
Energies	(13,734)
Interest rates	148,301
Metals	44,521
Stock indices	(55,718)
Realized trading income/(loss)(1)	$(92,058)

Realized Trading Revenue from Futures, Forwards and Options

for the Nine Months Ended September 30, 2020

Type of contract

Agriculturals	$132,659
Currencies	15,372
Energies	(15,120)
Interest rates	56,888
Metals	427,135
Stock indices	(28,822)
Realized trading income/(loss)(1)	$588,112

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

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended September 30, 2020

Type of contract

Agriculturals	$(73,529)
Currencies	(12,856)
Energies	(35,050)
Interest rates	46,611
Metals	28,731
Stock indices	(7,741)
Change in unrealized trading income/(loss)(1)	$(53,834)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended September 30, 2019

Type of contract

Agriculturals	$3,305
Currencies	47,292
Energies	4,480
Interest rates	(81,857)
Metals	19,396
Stock indices	(20,887)
Change in unrealized trading income/(loss)(1)	$(28,271)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Nine Months Ended September 30, 2020

Type of contract

Agriculturals	$(58,614)
Currencies	(27,439)
Energies	(39,325)
Interest rates	76,647
Metals	(91,914)
Stock indices	9,775
Change in unrealized trading income/(loss)(1)	$(130,869)

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

The following tables present gross and net information about the Trust’s assets and liabilities subject the master netting arrangements as disclosed on the consolidated statements of financial condition as of September 30, 2020 and December 31, 2019:

As of September 30, 2020

	Gross Amounts of recognized Derivative Assets/Liabilities	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition

Open Trade Equity/(Deficit)	$1,111,441	$(1,171,216)	$(59,775)
Swap Contracts	$12,451,549	-	$12,451,549

As of December 31, 2019

	Gross Amounts of recognized Derivative Assets/Liabilities	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition

Open Trade Equity/(Deficit)	$154,778	$(38,594)	$116,184
Swap Contracts	21,579,866	-	21,579,866

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

From October 1, 2020 through November 10, 2020, the Trust paid $581,868 in redemptions.

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

All management fees, incentive fees, service fees, risk analysis fee (for closed Series only) and trading fees of the Trust are paid to the Managing Owner. It is the responsibility of the Managing Owner to pay all Trading Advisor management and incentive fees, selling agent service fees and all other operating expenses and continuing offering costs of the Trust. Only management fees and incentive fees related to assets allocated through Trading Companies are included in expense on the Statement of Operations. The Series are all charged management and incentive fees on the assets allocated through the Galaxy Plus entities. Those fees are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. As of the date of this report, for a Series that has invested in a swap, the Managing Owner or Trading Advisor(s) do not receive any management fees or incentive fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. In each case, the embedded incentive fee was accrued based on the net new trading profits of the swap. The Series are also charged management and incentive fees on assets allocated to swaps. Such fees are embedded in the fair value of the swap and are included in net unrealized gain (loss) on swap contracts on the Statements of Operations. Embedded in the swap fair value is management and incentive fees being paid to Trading Advisors. As of September 30, 2020, the management fees and range of incentive fees by Trading Company were as follows:

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

The trading system and/or approach of each of the major Trading Advisors and the means by which the Series access those Trading Advisors are as follows:

Major Commodity Trading Advisor	Trading System Style	Accessed Through

Aspect Capital Limited	Systematic	Galaxy Plus
Crabel Capital Management, LLC	Systematic	Swap
Fort, L.P.	Systematic	Galaxy Plus
H2O Asset Management	Systematic	Swap
J E Moody & Company	Systematic	Swap
John Locke Investments SA	Systematic	Galaxy Plus
Quantitative Investment Management, LLC	Systematic	Galaxy Plus
Quest Partners LLC	Systematic	Galaxy Plus
Rosetta Capital Management, LLC	Discretionary	Galaxy Plus
Welton Investment Partners LLC	Systematic	Galaxy Plus
Wimmer Horizon, LLP	Systematic	Trading Company

Effective July 20, 2020, Doherty Advisors, LLC ceased to act as a commodity trading advisor to the Trust.

Effective August 1, 2020, John Locke Investments SA became a new commodity trading advisor for Frontier Diversified Fund, Frontier Balanced Fund, Frontier Select Fund and Frontier Masters Fund.

As of September 30, 2020, the allocation of the assets of each applicable Series of the Trust among the Trading Advisors was as follows:

Allocation as of September 30, 2020 (expressed as a percentage of aggregate notional exposure to commodity trading programs)

Advisor	Frontier Diversified Fund	Frontier Long/Short Commodity Fund	Frontier Masters Fund	Frontier Balanced Fund	Frontier Select Fund	Frontier Global Fund	Frontier Heritage Fund
Aspect Capital Limited	23%	-	52%	15%	-	100%	81%
Crabel Capital Partners, LLPC	9%	-	-	8%	-	-	-
Fort, L.P.	19%	-	-	19%	-	-	-
H2O Asset Management	4%	-	-	4%	-	-	-
J E Moody & Company	-	35%	-	-	-	-	-
John Locke Investments SA	13%	-	32%	11%	52%	-	-
Quantitative Investment Management, LLC	13%	-	-	14%	-	-	-
Quest Partners LLC	10%	-	-	6%	-	-	-
Rosetta Capital Management, LLC	-	49%	-	-	-	-	-
Welton Investment Partners LLC	9%	16%	16%	13%	48%	-	19%
Wimmer Horizon	-	-	-	10%	-	-	-

Effective July 20, 2020, Doherty Advisors, LLC accessed through Galaxy Plus Fund – Doherty Feeder Fund (528) LLC ceased to act as a commodity trading advisor to the Trust.

Effective August 1, 2020, John Locke Investments SA accessed through Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC became a new commodity trading advisor for Frontier Diversified Fund, Frontier Balanced Fund, Frontier Select Fund and Frontier Masters Fund.

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At September 30, 2020, cash deposited at the clearing brokers was $2,313,859 for the Trust. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each month. As of September 30, 2020, with the Federal Funds target rate at 0.00 to 0.25%, this amount is estimated to be 0.00%.  In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds and time deposits. Aggregate interest income from all sources, including U.S. Treasury Securities assets net of premiums and cash held at clearing brokers, of up to 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Global Fund, Frontier Select Fund, and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a and Class 3a), Frontier Masters Fund and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 100% of the interest is retained by the respective Series. The amount reflected in the financial statements for the Trust and Series are disclosed on a net basis. Due to some classes not exceeding the 2% paid to the Managing Owner, amounts earned by those classes may be zero.

Approximately 10% to 30% of the Trust’s assets are expected to be committed as required margin for futures contracts and forwards and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. treasury bills in segregated accounts with the futures broker pursuant to the CEA and regulations there under. Approximately 2% to 6%  of the Trust’s assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the CEA, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 64% to 88% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. federally chartered banks. As of September 30, 2020, total cash and cash equivalents held at banking institutions were $46,937 for the Frontier Diversified Fund, $47,277 for the Frontier Long/Short Commodity Fund, $32,727 for the Frontier Masters Fund, $0 for the Frontier Balanced Fund, $15,685 for the Frontier Select Fund, $42,890 for the Frontier Global Fund, and $64,326 for the Frontier Heritage Fund.

As a commodity pool, the Trust has large cash positions. Such cash positions are used to pay margin for the trading of futures, forwards and options, and also to pay redemptions. Generally, the Trust has not been forced to liquidate positions to fund redemptions. As of September 30, 2020, the redemptions payable were $2,309 for the Frontier Long/Short Commodity Fund, $25,198 for the Frontier Balanced Fund, $7,668 for the Frontier Select Fund and $19,055 for the Frontier Global Fund. During the nine months ended September 30, 2020, the Trust was able to pay all redemptions.

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

Results of Operations for the Three Months Ended September 30, 2020

Series Returns and Other Information

The returns for each Series and Class of Units for the three months ended September 30, 2020 and 2019, and related information, are discussed below. The activities of the Trust on a consolidated basis are explained through the activity of the underlying Series. Please refer to the discussion of the Series activities in relation to the Trust on a consolidated basis.

Each Series had exposure to commodity interest positions within one or more sectors during the three months ended September 30, 2020 and 2019. The performance of each Series was impacted over the course of the periods by, among other things, the relative performance of the relevant sector or sectors and the commodities within those sectors, the changing allocations among, and the specific positions taken by the Series’ Trading Advisors in, the relevant sector(s) and commodities, and the timing of entries and exits. For certain of the Series, a sector attribution chart has been included at the end of the relevant discussion. Each chart depicts the performance of the relevant Series’ positions within each of the relevant sectors (determined by the Managing Owner using monthly gross return and NAV figures, with various adjustments to net out a proportional allocation of the fees and expenses chargeable to the Series) during the periods presented.

As of the date of this report, for a Series that has invested in a swap, a trading advisor does not receive any management fees directly from the Series for such swap, and instead the relevant trading advisor receives compensation via the fees embedded in the swap. As of September 30, 2020, the weighted average management fee embedded in (i) swaps owned by Frontier Diversified Fund was 0.78% per annum, (ii) swaps owned by Frontier Balanced Fund was 0.56% per annum and (iii) swaps owned by Frontier Long/Short Commodity Fund was 1.83% per annum and the managing owner has waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded management fee is accrued on the relevant notional amount of the swap. The swaps owned by Frontier Heritage Fund and Frontier Select Fund were terminated effective May 30, 2020.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019.

Frontier Diversified Fund

The Frontier Diversified Fund— Class 1 NAV lost 10.28% and gained 0.27%, respectively, for the three months ended September 30, 2020 and 2019, net of fees and expenses; the Frontier Diversified Fund—Class 2 NAV lost 9.88% and gained 0.71%, respectively for the three months ended September 30, 2020 and 2019, net of fees and expenses; the Frontier Diversified Fund—Class 3 NAV lost 9.83% and gained 0.77%, respectively for the three months ended September 30, 2020 and 2019.

For the three months ended September 30, 2020, the Frontier Diversified Fund recorded net loss on investments of $524,226, net investment loss of $53,195 and total expenses of $54,338 resulting in a net decrease in Owners’ capital from operations of $577,421. For the three months ended September 30, 2019, the Frontier Diversified Fund recorded net loss on investments of $135,936, net investment gain of $220,974, and total expenses of $137,478 resulting in a net increase in Owners’ capital from operations of $85,038.

Please see additional discussion under “Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019 –Frontier Diversified Fund.”

Frontier Masters Fund

The Frontier Masters Fund—Class 1 NAV lost 15.78% and 2.97% for the three months ended September 30, 2020 and 2019 net of fees and expenses; the Frontier Masters Fund —Class 2 NAV lost 15.41% and 2.26% for the three months ended September 30, 2020 and 2019, net of fees and expenses; the Frontier Masters Fund—Class 3 NAV lost 15.35% and 2.20% for the three months ended September 30, 2020 and 2019, net of fees and expenses.

For the three months ended September 30, 2020, the Frontier Masters Fund recorded net loss on investments of $21,873, net investment loss of $213,673, and total expenses of $22,724, resulting in a net decrease in Owners’ capital from operations of $235,546. For the three months ended September 30, 2019, the Frontier Masters Fund recorded net loss on investments of $48,667, net investment loss of $16,448, and total expenses of $50,882, resulting in a net decrease in Owners’ capital from operations of $65,115.

Please see additional discussion under “Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019 –Frontier Masters Fund.

Frontier Long/Short Commodity Fund

The Frontier Long/Short Commodity Fund—Class 2 NAV lost 2.23% and lost 9.91%, respectively, for the three months ended September 30, 2020 and 2019 net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 3 NAV lost 2.23% and lost 9.85% respectively for the three months ended September 30, 2020 and 2019 net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 1a NAV lost 2.50% and lost 10.03% respectively, for the three months ended September 30, 2020 and 2019 net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 2a NAV lost 2.07% and lost 9.54% respectively, for the three months ended September 30, 2020 and 2019 net of fees and expenses; the Frontier Long/Short Commodity Fund Class 3a NAV lost 1.98% and lost 9.49%, respectively, for the three months ended September 30, 2020 and 2019, net of fees and expenses.

For the three months ended September 30, 2020, the Frontier Long/Short Commodity Fund recorded net loss on investments of $21,438, net investment loss of $7,069, and total expenses of $7,975, resulting in a net decrease in Owners’ capital from operations of $28,507. For the three months ended September 30, 2019, the Frontier Long/Short Commodity Fund recorded net loss on investments of $188,934, net investment loss of $13,884, and total expenses of $14,577, resulting in a net decrease in Owners’ capital from operations of $202,818.

Please see additional discussion under “Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019 –Frontier Long/Short Commodity Fund.”

Frontier Balanced Fund

The Frontier Balanced Fund—Class 1 NAV lost 8.61% and gained 0.28%, respectively, for the three months ended September 30, 2020 and 2019, net of fees and expenses; the Frontier Balanced Fund —Class 2 NAV lost 7.92% and gained 1.05%, respectively, for the three months ended September 30, 2020 and 2019, net of fees and expenses; the Frontier Balanced Fund—Class 2a NAV lost 7.95% and gained 1.00%, respectively, for the three months ended September 30, 2020 and 2019, net of fees and expenses; the Frontier Balanced Fund—Class 3a NAV lost 7.91% and gained 1.05%, respectively, for the three months ended September 30, 2020 and 2019, net of fees and expenses; the Frontier Balanced Fund—Class 1AP NAV lost 7.92% and gained 1.04% for the three months ended September 30, 2020 and 2019, net of fees and expenses.

For the three months ended September 30, 2020, the Frontier Balanced Fund recorded net loss on investments of $883,217, net investment loss of $207,973 and total expenses of $208,014 resulting in a net decrease in Owners’ capital from operations of $1,091,190. For the three months ended September 30, 2019, the Frontier Balanced Fund recorded net gain on investments of $535,720, net investment loss of $376,415, and total expenses of $388,055, resulting in a net increase in Owners’ capital from operations of $159,305.

Please see additional discussion under “Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019 –Frontier Balanced Fund.”

Frontier Select Fund

The Frontier Select Fund—Class 1 NAV lost 12.60% and gained 2.28%, respectively, for the three months ended September 30, 2020 and 2019, net of fees and expenses; the Frontier Select Fund —Class 2 NAV lost 11.93% and gained 3.04% respectively for the three months ended September 30, 2020 and 2019, net of fees and expenses; the Frontier Select Fund —Class 1AP NAV lost 11.93% and gained 3.05%, respectively, for the three months ended September 30, 2020 and 2019.

For the three months ended September 30, 2020, the Frontier Select Fund recorded net loss on investments of $197,724, net investment loss of $23,416 and total expenses of $23,416, resulting in a net decrease in Owners’ capital from operations of $221,410. For the three months ended September 30, 2019, the Frontier Select Fund recorded net gain on investments of $139,169, net investment loss of $49,482 and total expenses of $49,477, resulting in a net increase in Owners’ capital from operations of $89,687.

Please see additional discussion under “Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019 –Frontier Select Fund.”

Frontier Global Fund

The Frontier Global Fund—Class 1 NAV lost 14.38% and gained 5.84%, respectively, for the three months ended September 30, 2020 and 2019, net of fees and expenses; the Frontier Global Fund —Class 2 NAV lost 13.74% and gained 6.61%, respectively, for the three months ended September 30, 2020 and 2019, net of fees and expenses; the Frontier Global Fund —Class 1AP NAV lost 13.73% and gained 6.64%, respectively, for the three months ended September 30, 2020 and 2019.

For the three months ended September 30, 2020, the Frontier Global Fund recorded net loss on investments of $438,033, net investment loss of $65,458, and total expenses of $65,458, resulting in a net decrease in Owners’ capital from operations of $503,491. For the three months ended September 30, 2019, the Frontier Global Fund recorded net gain on investments of $491,617, net investment loss of $127,303, and total expenses of $127,301, resulting in a net increase in Owners’ capital from operations of $364,314.

Please see additional discussion under “Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019 –Frontier Global Fund.”

Frontier Heritage Fund

The Frontier Heritage Fund—Class 1 NAV lost 9.98% and gained 3.04%, respectively, for the three months ended September 30, 2020 and 2019 net of fees and expenses; the Frontier Heritage Fund —Class 2 NAV lost 9.29% and gained 3.84%, respectively for the three months ended September 30, 2020 and 2019, net of fees and expenses; the Frontier Heritage Fund —Class 1AP NAV lost 9.30% and gained 3.82%, respectively, for the three months ended September 30, 2020 and 2019.

For the three months ended September 30, 2020, the Frontier Heritage Fund recorded net loss on investments of $208,793, net investment loss of $40,939, and total expenses of $40,939, resulting in a net decrease in Owners’ capital from operations of $249,732, after non-controlling interests of $0. For the three months ended September 30, 2019, the Frontier Heritage Fund recorded net gain on investments of $174,413, net investment loss of $54,135, and total expenses of $54,129, resulting in a net increase in Owners’ capital from operations of $121,139, after non-controlling interests of $861.

Please see additional discussion under “Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019 –Frontier Heritage Fund.”

Nine months ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Frontier Diversified Fund

2020

The Frontier Diversified Fund— Class 1 NAV lost 34.25% and gained 0.46%, respectively, for the nine months ended September 30, 2020 and 2019, net of fees and expenses; the Frontier Diversified Fund—Class 2 NAV lost 33.38% and gained 1.77%, respectively for the nine months ended September 30, 2020 and 2019, net of fees and expenses; the Frontier Diversified Fund—Class 3 NAV lost 33.25% and gained 1.97%, respectively for the nine months ended September 30, 2020 and 2019.

For the nine months ended September 30, 2020, the Frontier Diversified Fund recorded net loss on investments of $3,020,047, net investment loss of $226,122 and total expenses of $228,128 resulting in a net decrease in Owners’ capital from operations of $3,246,169. For the nine months ended September 30, 2019, the Frontier Diversified Fund recorded net gain on investments of $575,135, net investment loss of $412,327, and total expenses of $419,871 resulting in a net increase in Owners’ capital from operations of $162,808. The NAV per Unit, Class 1, decreased from $101.10 at December 31, 2019 to $66.48 as of September 30, 2020. The NAV per Unit, Class 2, decreased from $121.58 at December 31, 2019 to $81.00 as of September 30, 2020. The NAV per Unit, Class 3 decreased from $113.61 at December 31, 2019 to $75.83 as of September 30, 2020. Total Class 1 subscriptions and redemptions for the period were $0 and $987,405, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $2,629,631, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $63,538, respectively. There were inter-class transfers of $987,405 from Class 1 to Class 3 for the period. Ending capital at September 30, 2020 was $141,090 for Class 1, $1,722,842 for Class 2 and $3,336,021 for Class 3. Ending capital at December 31, 2019 was $1,303,195 for Class 1, $5,600,851 for Class 2 and $5,095,574 for Class 3.

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

As of September 30, 2020, the management fee embedded in swaps owned by the Frontier Diversified Fund was 1.00% per annum, and the managing owner has waived the entire management fee due to it from the Frontier Diversified Fund in respect of the Frontier Diversified Fund’s investment in swaps. In each case, the embedded management fee is accrued on the relevant notional amount of the swap.

Based on an analysis of the management fees charged to Frontier Diversified Fund, the effective management fee rate of the Frontier Diversified Fund was higher than the management fee rate otherwise payable to the Managing Owner. The effective management fee rate for the Series was calculated for the period covered by the Form 10-Q by dividing the aggregate management fees paid by such Series (whether directly to the Managing Owner, or as an embedded management fee paid to a third-party commodity trading advisor) by the aggregate assets on which such management fees were paid. For the quarter ended September 30, 2020, the effective management fee rate of the Frontier Diversified Fund was 0.78%, compared to a management fee payable to the Managing Owner of 0.75%. For the quarter ended September 30, 2020, the management and incentive fees embedded in gains (losses) from trading companies owned by the Frontier Diversified Fund was $4,679.

The Frontier Diversified Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors.

Frontier Diversified Fund Class 1 Sector Attributions
Q3 2020 and YTD
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
-40.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2020
YTD

Frontier Diversified Fund Class 2 Sector Attributions
Q3 2020 and YTD
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
-40.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2020
YTD

Frontier Diversified Fund Class 3 Sector Attributions
Q3 2020 and YTD
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
-40.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2020
YTD

Frontier Diversified Fund Class 1 Major Advisors Performance
Q3 2020 and YTD
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Aspect Capital Ltd
Crabel
Doherty
Emil Van Essen
Fort LP (GC)
H2O
John Locke
QIM
Quest Partners
Welton
Non-Major Advisors
Q3 2020
YTD

Frontier Diversified Fund Class 2 Major Advisors Performance
Q3 2020 and YTD
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Aspect Capital Ltd
Crabel
Doherty
Emil Van Essen
Fort LP (GC)
H2O
John Locke
QIM
Quest Partners
Welton
Non-Major Advisors
Q3 2020
YTD

Frontier Diversified Fund Class 3 Major Advisors Performance
Q3 2020 and YTD
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Aspect Capital Ltd
Crabel
Doherty
Emil Van Essen
Fort LP (GC)
H2O
John Locke
QIM
Quest Partners
Welton
Non-Major Advisors
Q3 2020
YTD

One sector which traded in the Frontier Diversified Fund was profitable in Q3 2020 and two were profitable YTD. Metals were profitable for Q3 2020 while Interest Rates, Currencies, Energies, Agriculturals and Stock Indices finished negative for the quarter. Energies and Interest Rates were profitable YTD while Metals, Currencies, Agriculturals and Stock Indices finished negative YTD.

In terms of major CTA performance, Welton finished positive for the quarter. Aspect, Crabel, Fort, H2O, John Locke, QIM and Quest were negative for the quarter. Doherty finished flat for the quarter.

Doherty and Welton finished positive YTD. Aspect, Crabel, Emil Van Essen, Fort, H2O, John Locke, QIM and Quest were negative YTD.

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

For the nine months ended September 30, 2019, the Frontier Diversified Fund recorded net gain on investments of $575,135, net investment loss of $412,327, and total expenses of $419,871 resulting in a net increase in Owners’ capital from operations of $162,808. For the nine months ended September 30, 2018, the Frontier Diversified Fund recorded net loss on investments of $1,380,601, net investment loss of $523,024, and total expenses of $550,432 resulting in a net increase in Owners’ capital from operations of $1,903,625.

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

As of September 30, 2019, the management fee embedded in swaps owned by the Frontier Diversified Fund was 1.00% per annum, and the managing owner has waived the entire management fee due to it from the Frontier Diversified Fund in respect of the Frontier Diversified Fund’s investment in swaps. In each case, the embedded management fee is accrued on the relevant notional amount of the swap.

Based on an analysis of the management fees charged to Frontier Diversified Fund, the effective management fee rate of the Frontier Diversified Fund was higher than the management fee rate otherwise payable to the Managing Owner. The effective management fee rate for the Series was calculated for the period covered by the Form 10-Q by dividing the aggregate management fees paid by such Series (whether directly to the Managing Owner, or as an embedded management fee paid to a third-party commodity trading advisor) by the aggregate assets on which such management fees were paid. For the quarter ended September 30, 2019, the effective management fee rate of the Frontier Diversified Fund was 0.79%, compared to a management fee payable to the Managing Owner of 0.75%. For the quarter ended September 30, 2019, the management and incentive fees embedded in gains (losses) from trading companies owned by the Frontier Diversified Fund was $17,063.

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

In terms of major CTA performance Aspect, Crabel, H2O, Welton and Fort finished positive for the quarter. Quest, Emil Van Essen and QIM were negative for the quarter.

Aspect, H2O, Welton and Fort finished positive YTD. Crabel, Emil Van Essen, QIM, Quantmetrics, Quest and Winton were negative YTD.

Frontier Masters Fund

2020

The Frontier Masters Fund—Class 1 NAV lost 27.85% and lost 6.99% for the nine months ended September 30, 2020 and 2019 net of fees and expenses; the Frontier Masters Fund —Class 2 NAV lost 27.11% and lost 5.51% for the nine months ended September 30, 2020 and 2019, net of fees and expenses; the Frontier Masters Fund—Class 3 NAV lost 26.97% and lost 5.34% for the nine months ended September 30, 2020 and 2019, net of fees and expenses.

For the nine months ended September 30, 2020, the Frontier Masters Fund recorded net loss on investments of $419,560, net investment loss of $84,337, and total expenses of $86,666, resulting in a net decrease in Owners’ capital from operations of $503,897. For the nine months ended September 30, 2019, the Frontier Masters Fund recorded net loss on investments of $39,517, net investment loss of $189,996, and total expenses of $194,337, resulting in a net decrease in Owners’ capital from operations of $229,483.

The NAV per Unit, Class 1, decreased from $72.28 at December 31, 2019 to $52.15 as of September 30, 2020. The NAV per Unit, Class 2, decreased from $87.18 at December 31, 2019 to $63.55 as of September 30, 2020. The NAV per Unit, Class 3, decreased from $81.78 at December 31, 2019 to $59.73 as of September 30, 2020. Total Class 1 subscriptions and redemptions for the period were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $144,623, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $315,727, respectively. Ending capital at September 30, 2020 was $9,205 for Class 1, $507,356 for Class 2 and $757,233 for Class 3. Ending capital at December 31, 2019, was $12,794 for Class 1, $850,808 for Class 2 and $1,374,437 for Class 3.

The Frontier Masters Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, Hybrids and Commodities sectors.

Frontier Masters Fund Class 1 Sector Attributions
Q3 2020 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2020
YTD

Frontier Masters Fund Class 2 Sector Attributions
Q3 2020 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2020
YTD

Frontier Masters Fund Class 3 Sector Attributions
Q3 2020 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2020
YTD

Frontier Masters Fund Class 1 Major Advisors Performance
Q3 2020 and YTD
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Aspect Capital Ltd
Doherty
Emil Van Essen
John Locke
Transtrend
Welton
Q3 2020
YTD

Frontier Masters Fund Class 2 Major Advisors Performance
Q3 2020 and YTD
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Aspect Capital Ltd
Doherty
Emil Van Essen
John Locke
Transtrend
Welton
Q3 2020
YTD

Frontier Masters Fund Class 3 Major Advisors Performance
Q3 2020 and YTD
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Aspect Capital Ltd
Doherty
Emil Van Essen
John Locke
Transtrend
Welton
Q3 2020
YTD

One of the six sectors which traded in the Frontier Masters Fund was profitable in Q3 2020 and one of the six was profitable YTD. Metals were profitable for Q3 2020 while Energies, Agriculturals, Interest Rates, Currencies and Stock Indices finished negative for the quarter. Interest Rates were profitable YTD while Energies, Agriculturals, Metals, Currencies and Stock Indices finished negative YTD.

In terms of major CTA performance, Aspect, Welton and John Locke all finished negative for the quarter. Doherty finished flat for the quarter. Welton was positive YTD while Aspect, Doherty, Emil Van Essen, John Locke and Transtrend were negative YTD.

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

For the nine months ended September 30, 2019, the Frontier Masters Fund recorded net loss on investments of $39,517, net investment loss of $189,966 and total expenses of $194,337, resulting in a net decrease in Owners’ capital from operations of $229,483. For the nine months ended September 30, 2018, the Frontier Masters Fund recorded net loss on investments of $1,270,952, net investment loss of $437,149, and total expenses of $458,590, resulting in a net decrease in Owners’ capital from operations of $1,708,101.

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

Frontier Long/Short Commodity Fund

2020

The Frontier Long/Short Commodity Fund—Class 2 NAV lost 0.23% and 10.18%, respectively, for the nine months ended September 30, 2020 and 2019 net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 3 NAV lost 0.28% and 10.13% respectively for the nine months ended September 30, 2020 and 2019 net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 1a NAV lost 1.65% and 16.27% respectively, for the nine months ended September 30, 2020 and 2019 net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 2a NAV lost 0.31% and 15.36% respectively, for the nine months ended September 30, 2020 and 2019 net of fees and expenses; the Frontier Long/Short Commodity Fund Class 3a NAV lost 0.08% and 15.17%, respectively, for the nine months ended September 30, 2020 and 2019, net of fees and expenses.

For the nine months ended September 30, 2020, the Frontier Long/Short Commodity Fund recorded net gain on investments of $22,699, net investment loss of $23,669, and total expenses of $25,694, resulting in a net decrease in Owners’ capital from operations of $970. For the nine months ended September 30, 2019, the Frontier Long/Short Commodity Fund recorded net loss on investments of $217,823, net investment loss of $41,280, and total expenses of $43,108, resulting in a net decrease in Owners’ capital from operations of $259,103.

The NAV per Unit, Class 2, decreased from $81.60 as of December 31, 2019 to $81.41 at September 30, 2020. The NAV per Unit, Class 3, decreased from $85.64 as of December 31, 2019 to $85.40 at September 30, 2020. The NAV per Unit, Class 1a, decreased from $44.20 as of December 31, 2019 to $0 at September 30, 2020. The NAV per Unit, Class 2a, decreased from $52.55 as of December 31, 2019 to $52.39 at September 30, 2020. The NAV per Unit, Class 3a, decreased from $55.31 as of December 31, 2019 to $55.27 at September 30, 2020. Total Class 2 subscriptions and redemptions for the period were $0 and $8,267, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $53,726, respectively. Total Class 1a subscriptions and redemptions for the period were $0 and $11,267, respectively. Total Class 2a subscriptions and redemptions for the period were $0 and $1,193, respectively. Total Class 3a subscriptions and redemptions for the period were $0 and $4,304, respectively. There were inter-class transfers of $11,267 from Class 1a to Class 3a for the period. Ending capital at September 30, 2020, is $32,650 for Class 2, $937,745 for Class 3, $0 for Class 1a, $80,401 for Class 2a and $214,044 for Class 3a. Ending capital at December 31, 2019, is $41,045 for Class 2, $991,828 for Class 3, $11,447 for Class 1a, $81,826 for Class 2a and $208,144 for Class 3a.

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

As of September 30, 2020, the management fee embedded in swaps owned by Frontier Long/Short Commodity Fund was 1.50%  per annum, and the managing owner has waived the entire management fee due to it from the Frontier Long/Short Commodity Fund in respect of the Frontier Long/Short Commodity Fund’s investment in swaps. In each case, the embedded management fee is accrued on the relevant notional amount of the swap.

Based on an analysis of the management fees charged to Frontier Long/Short Commodity Fund, the effective management fee rate of the Frontier Long/Short Commodity Fund was lower than the management fee rate otherwise payable to the Managing Owner. The effective management fee rate for the Series was calculated for the period covered by the Form 10-Q by dividing the aggregate management fees paid by such Series (whether directly to the Managing Owner, or as an embedded management fee paid to a third-party commodity trading advisor) by the aggregate assets on which such management fees were paid. For the quarter ended September 30, 2020, the effective management fee rate of the Frontier Long/Short Commodity Fund was 1.83%, compared to a management fee payable to the Managing Owner of 2.00%. For the quarter ended September 30, 2020, the management and incentive fees embedded in gains (losses) from trading companies owned by the Frontier Long/Short Commodity Fund was $3,884.

The Frontier Long/Short Commodity Fund may have both long and short exposure to the Base Metals, Energies, Grains, Meats, Precious Metals, Financials and Softs sectors, although the majority of the exposure will typically be in the Energies, Metals and Softs sectors.

Frontier Long/Short Commodity Fund Class 1A Sector Attributions
Q3 2020 and YTD
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q3 2020
YTD

Frontier Long/Short Commodity Fund Class 2 Sector Attributions
Q3 2020 and YTD
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q3 2020
YTD

Frontier Long/Short Commodity Fund Class 2A Sector Attributions
Q3 2020 and YTD
3.00%
2.50%
2.00%
1.50%
1.00%
0.50%
0.00%
-0.50%
-1.00%
-1.50%
-2.00%
-2.50%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q3 2020
YTD

Frontier Long/Short Commodity Fund Class 3 Sector Attributions
Q3 2020 and YTD
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q3 2020
YTD

Frontier Long/Short Commodity Fund Class 3A Sector Attributions
Q3 2020 and YTD
3.00%
2.50%
2.00%
1.50%
1.00%
0.50%
0.00%
-0.50%
-1.00%
-1.50%
-2.00%
-2.50%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q3 2020
YTD

Frontier Long/Short Commodity Fund Class 1A
Major Advisors Performance
Q3 2020 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Emil Van Essen
JE Moody
Rosetta
Welton
Non-Major Advisors
Q3 2020
YTD

Frontier Long/Short Commodity Fund Class 2
Major Advisors Performance
Q3 2020 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Emil Van Essen
JE Moody
Rosetta
Welton
Non-Major Advisors
Q3 2020
YTD

Frontier Long/Short Commodity Fund Class 2A
Major Advisors Performance
Q3 2020 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Emil Van Essen
JE Moody
Rosetta
Welton
Non-Major Advisors
Q3 2020
YTD

Frontier Long/Short Commodity Fund Class 3
Major Advisors Performance
Q3 2020 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Emil Van Essen
JE Moody
Rosetta
Welton
Non-Major Advisors
Q3 2020
YTD

Frontier Long/Short Commodity Fund Class 3A
Major Advisors Performance
Q3 2020 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Emil Van Essen
JE Moody
Rosetta
Welton
Non-Major Advisors
Q3 2020
YTD

None of the seven sectors traded in the Frontier Long/Short Commodity Fund were profitable in Q3 2020 and one of the seven were profitable YTD. Energies, Base Metals, Grains, Softs, Meats, Precious Metals and Financials finished Q3 2020 negative for the quarter. Energies finished positive YTD. Base Metals, Grains, Softs, Meats, Financials and Precious Metals were negative YTD.

In terms of major CTA performance, none finished positive for the quarter. JE Moody, Rosetta and Welton were negative for the quarter.

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

The NAV per Unit, Class 2, decreased from $98.82 at December 31, 2018 to $88.76 as of September 30, 2019. The NAV per Unit, Class 3, decreased from $103.66 at December 31, 2018 to $93.16 as of September 30, 2019. The NAV per Unit, Class 1a, decreased from $56.80 at December 31, 2018 to $47.56 as of September 30, 2019. The NAV per Unit, Class 2a, decreased from $66.52 at December 31, 2018 to $56.30 as of September 30, 2019. The NAV per Unit, Class 3a, decreased from $69.83 at December 31, 2018 to $59.24 as of September 30, 2019. Total Class 2 redemptions for the period were $33,086. Total Class 3 redemptions for the period were $153,569. Total Class 1a redemptions were $4,858. Class 2a redemptions for the period were $66,516. Class 3a subscriptions and redemptions for the period were $0 and $58,503, respectively. Ending capital at September 30, 2019 was $44,646 for Class 2, $1,468,084 for Class 3, $12,319 for Class 1a, $92,947 for Class 2a and $251,576 for Class 3a. Ending capital at December 31, 2018 was $84,096 for Class 2, $1,791,417 for Class 3, $20,051 for Class 1a, $186,469 for Class 2a and $363,174 for Class 3a.

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

Based on an analysis of the management fees charged to Frontier Long/Short Commodity Fund, the effective management fee rate of the Frontier Long/Short Commodity Fund was lower than the management fee rate otherwise payable to the Managing Owner. The effective management fee rate for the Series was calculated for the period covered by the Form 10-Q by dividing the aggregate management fees paid by such Series (whether directly to the Managing Owner, or as an embedded management fee paid to a third-party commodity trading advisor) by the aggregate assets on which such management fees were paid. For the quarter ended September 30, 2019, the effective management fee rate of the Frontier Long/Short Commodity Fund was 1.91%, compared to a management fee payable to the Managing Owner of 2.00%. For the quarter ended September 30, 2019, the management and incentive fees embedded in gains (losses) from trading companies owned by the Frontier Long/Short Commodity Fund was $3,579.

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

Red Oak and Welton were positive YTD while Emil Van Essen, JE Moody and Rosetta were negative YTD.

Frontier Balanced Fund

2020

The Frontier Balanced Fund—Class 1 NAV lost 38.74% and lost 0.80%, respectively, for the nine months ended September 30, 2020 and 2019, net of fees and expenses; the Frontier Balanced Fund —Class 2 NAV lost 37.35% and gained 1.45%, respectively, for the nine months ended September 30, 2020 and 2019, net of fees and expenses; the Frontier Balanced Fund —Class 2a NAV lost 37.34% and gained 1.44%, respectively, for the nine months ended September 30, 2020 and 2019, net of fees and expenses; the Frontier Balanced Fund —Class 3a NAV lost 37.32% and gained 1.47%, respectively, for the nine months ended September 30, 2020 and 2019, net of fees and expenses; the Frontier Balanced Fund —Class 1AP NAV lost 37.35% and gained 1.45% for the nine months ended September 30, 2020 and 2019, net of fees and expenses.

For the nine months ended September 30, 2020, the Frontier Balanced Fund recorded net loss on investments of $7,365,607, net investment loss of $762,807, and total expenses of $769,168, resulting in a net decrease in Owners’ capital from operations of $8,128,414. For the nine months ended September 30, 2019, the Frontier Balanced Fund recorded net gain on investments of $1,056,365 net investment loss of $1,220,176, and total expenses of $1,256,678, resulting in a net decrease in Owners’ capital from operations of $163,811.

The NAV per Unit, Class 1, decreased from $117.23 as of December 31, 2019 to $71.82 at September 30, 2020. The NAV per Unit, Class 1AP, decreased from $137.81 as of December 31, 2019 to $86.34 at September 30, 2020. The NAV per Unit, Class 2, decreased from $185.82 as of December 31, 2019 to $116.42 at September 30, 2020. For Class 2a, the NAV per Unit decreased from $161.04 as of December 31, 2019 to $100.90 at September 30, 2020. For Class 3a, the NAV per Unit decreased from $160.50 as of December 31, 2019 to $100.60 at September 30, 2020. Total Class 1 subscriptions and redemptions for the period were $0 and $2,577,034, respectively. Total Class 1AP subscriptions and redemptions for the period were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $295,415, respectively. Total Class 2a subscriptions and redemptions for the period were $0 and $19,800, respectively. Total Class 3a subscriptions and redemptions for the period were $0 and $63,588, respectively. Ending capital at September 30, 2020, was $8,800,149 for Class 1, $149,459 for Class 1 AP, $1,847,965 for Class 2, $104,702 for Class 2a and $507,236 for Class 3a. Ending capital at December 31, 2019, was $17,797,600 for Class 1, $238,544 for Class 1 AP, $3,361,853 for Class 2, $195,181 for Class 2a and $900,583 for Class 3a.

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

As of September 30, 2020, the management fee embedded in swaps owned by the Frontier Balanced Fund was 1.00 per annum, and the Managing Owner has waived the entire management fee due to it from the Frontier Balanced Fund in respect of the Frontier Balanced Fund’s investment in swaps. In each case, the embedded management fee is accrued on the relevant notional amount of the swap.

Based on an analysis of the management fees charged to Frontier Balanced Fund, the effective management fee rate of the Frontier Balanced Fund was higher than the management fee rate otherwise payable to the Managing Owner. The effective management fee rate for the Series was calculated for the period covered by the Form 10-Q by dividing the aggregate management fees paid by such Series (whether directly to the Managing Owner, or as an embedded management fee paid to a third-party commodity trading advisor) by the aggregate assets on which such management fees were paid. For the quarter ended September 30, 2020, the effective management fee rate of the Frontier Balanced Fund was 0.56%, compared to a management fee payable to the Managing Owner of 0.50%. For the quarter ended September 30, 2020, the management and incentive fees embedded in gains (losses) from trading companies owned by the Frontier Balanced Fund was $10,645.

The Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Frontier Balanced Fund Class 1 Sector Attributions
Q3 2020 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
-40.00%
-45.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2020
YTD

Frontier Balanced Fund Class 1AP Sector Attributions
Q3 2020 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
-40.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2020
YTD

Frontier Balanced Fund Class 2 Sector Attributions
Q3 2020 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
-40.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2020
YTD

Frontier Balanced Fund Class 2A Sector Attributions
Q3 2020 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
-40.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2020
YTD

Frontier Balanced Fund Class 3A Sector Attributions
Q3 2020 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
-40.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2020
YTD

Frontier Balanced Fund Class 1 Major Advisors Performance
Q3 2020 and YTD
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
Aspect Capital Ltd
Crabel
Doherty
Emil Van Essen
Fort LP (GC)
H2O AM
John Locke
QIM
Welton
Wimmer Horizon
Non-Major Advisors
Q3 2020
YTD

Frontier Balanced Fund Class 1AP Major Advisors Performance
Q3 2020 and YTD
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
Aspect Capital Ltd
Crabel
Doherty
Emil Van Essen
Fort LP (GC)
H2O AM
John Locke
QIM
Welton
Wimmer Horizon
Non-Major Advisors
Q3 2020
YTD

Frontier Balanced Fund Class 2 Major Advisors Performance
Q3 2020 and YTD
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
Aspect Capital Ltd
Crabel
Doherty
Emil Van Essen
Fort LP (GC)
H2O AM
John Locke
QIM
Welton
Wimmer Horizon
Non-Major Advisors
Q3 2020
YTD

Frontier Balanced Fund Class 2A Major Advisors Performance
Q3 2020 and YTD
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
Aspect Capital Ltd
Crabel
Doherty
Emil Van Essen
Fort LP (GC)
H2O AM
John Locke
QIM
Welton
Wimmer Horizon
Non-Major Advisors
Q3 2020
YTD

Frontier Balanced Fund Class 3A Major Advisors Performance
Q3 2020 and YTD
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
Aspect Capital Ltd
Crabel
Doherty
Emil Van Essen
Fort LP (GC)
H2O AM
John Locke
QIM
Welton
Wimmer Horizon
Non-Major Advisors
Q3 2020
YTD

One of the six sectors traded in the Frontier Balanced Fund was profitable in Q3 2020 and two of the six were profitable YTD. Metals were profitable for Q3 2020 while Currencies, Energies, Agriculturals, Interest Rates and Stock Indices finished negative for the quarter. Metals and Energies were positive YTD while Currencies, Agriculturals, Interest Rates and Stock Indices were negative YTD.

In terms of major CTA performance, Welton and Wimmer Horizon finished positive for the quarter. Aspect, Crabel, Fort, H2O, John Locke and QIM were negative for the quarter. Doherty was flat for the quarter.

Welton and Wimmer Horizon were positive YTD while Aspect, Crabel, Doherty, Emil Van Essen, Fort, H2O, John Locke and QIM were negative YTD.

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

For the nine months ended September 30, 2019, the Frontier Balanced Fund recorded net gain on investments of $1,056,365 net investment loss of $1,220,176, and total expenses of $1,256,678, resulting in a net decrease in Owners’ capital from operations of $163,811. For the nine months ended September 30, 2018, the Frontier Balanced Fund recorded net loss on investments of $3,185,079, net investment loss of $1,975,859, and total expenses of $2,011,395, resulting in a net decrease in Owners’ capital from operations of $5,160,938.

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

Frontier Select Fund

2020

The Frontier Select Fund—Class 1 NAV lost 19.84% and gained 8.89%, respectively, for the nine months ended September 30, 2020 and 2019, net of fees and expenses; the Frontier Select Fund —Class 2 NAV lost 18.03% and gained 11.41% respectively for the nine months ended September 30, 2020 and 2019, net of fees and expenses; the Frontier Select Fund—Class 1AP NAV lost 18.22% and gained 10.37%, respectively, for the nine months ended September 30, 2020 and 2019.

For the nine months ended September 30, 2020, the Frontier Select Fund recorded net loss on investments of $350,073, net investment loss of $93,908 and total expenses of $93,908, resulting in a net decrease in Owners’ capital from operations of $443,981. For the nine months September 30, 2019, the Frontier Select Fund recorded net gain on investments of $463,062, net investment loss of $146,656 and total expenses of $146,651, resulting in a net increase in Owners’ capital from operations of $316,406.

The NAV per Unit, Class 1, decreased from $66.56 as of December 31, 2019 to $53.35 at September 30, 2020. The NAV per Unit, Class 1AP, decreased from $78.51 as of December 31, 2019 to $64.20 at September 30, 2020. The NAV per Unit, Class 2, decreased from $103.94 as of December 31, 2019 to $85.20 at September 30, 2020. Total Class 1 subscriptions and redemptions for the period were $0 and $790,915, respectively. Total Class 1AP subscriptions and redemptions for the period were $0 and $0, respectively. Total Class 2 subscriptions and redemptions period were $0 and $14,198, respectively. Ending capital, at September 30, 2020, was $1,495,959 for Class 1, $8,882 for Class 1AP, and $62,691 for Class 2. Ending capital, at December 31, 2019, was $2,715,051 for Class 1, $10,834 for Class 1AP, and $90,741 for Class 2.

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

As of September 30, 2020, the management fee embedded in swaps owned by the Frontier Select Fund was 0.00% per annum, and the managing owner has waived the entire management fee due to it from the Frontier Select Fund in respect of the Frontier Select Fund’s investment in swaps. In each case, the embedded management fee was accrued on the relevant notional amount of the swap.

Based on an analysis of the management fees charged to Frontier Select Fund, the effective management fee rate of the Frontier Select Fund was equal to the management fee rate otherwise payable to the Managing Owner. The effective management fee rate for the Series was calculated for the period covered by the Form 10-Q by dividing the aggregate management fees paid by such Series (whether directly to the Managing Owner, or as an embedded management fee paid to a third-party commodity trading advisor) by the aggregate assets on which such management fees were paid. For the quarter ended September 30, 2020, the effective management fee rate of Frontier Select Fund was 2.50%, compared to a management fee payable to the Managing Owner of 2.50%. For the quarter ended September 30, 2020, the management and incentive fees embedded in gains (losses) from trading companies owned by Frontier Select Fund was $0.

The Frontier Select Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Frontier Select Fund Class 1 Sector Attributions
Q3 2020 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2020
YTD

Frontier Select Fund Class 1AP Sector Attributions
Q3 2020 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2020
YTD

Frontier Select Fund Class 2 Sector Attributions
Q3 2020 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2020
YTD

Frontier Select Fund Class 1 Major Advisor Performance
Q3 2020 and YTD
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Brevan Howard
Doherty
John Locke
Transtrend
Welton
Q3 2020
YTD

Frontier Select Fund Class 1AP Major Advisor Performance
Q3 2020 and YTD
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Brevan Howard
Doherty
John Locke
Transtrend
Welton
Q3 2020
YTD

Frontier Select Fund Class 2 Major Advisor Performance
Q3 2020 and YTD
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Brevan Howard
Doherty
John Locke
Transtrend
Welton
Q3 2020
YTD

Two of the six sectors traded in the Frontier Select Fund were profitable in Q3 2020 and two of the six were profitable YTD. Metals and Energies were positive while Interest Rates, Currencies, Stock Indices and Agriculturals were negative for the quarter. Energies and Interest Rates were profitable YTD while Metals, Currencies, Stock Indices and Agriculturals finished negative YTD.

In terms of major CTA performance, John Locke and Welton finished negative for the quarter. Doherty was flat for the quarter. Welton finished positive YTD while Brevan Howard, Doherty, John Locke and Transtrend finished negative YTD.

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

For the nine months September 30, 2019, the Frontier Select Fund recorded net gain on investments of $463,062, net investment loss of $146,656 and total expenses of $146,651, resulting in a net increase in Owners’ capital from operations of $316,406. For the nine months ended September 30, 2018, the Frontier Select Fund recorded net loss on investments of $865,762, net investment loss of $197,890, and total expenses of $197,890, resulting in a net decrease in Owners’ capital from operations of $1,063,652. The NAV per Unit, Class 1, increased from $71.41 at December 31, 2018 to $77.76 as of September 30, 2019. The NAV per Unit, Class 1AP, increased from $82.48 at December 31, 2018 to $91.03 as of September 30, 2019. The NAV per Unit, Class 2, increased from $108.18 at December 31, 2018 to $120.52 as of September 30, 2019. Total Class 1 subscriptions and redemptions for the period were $0 and $510,200 respectively. Total Class 1AP redemptions for the period were $0. Total Class 2 subscriptions and redemptions for the period were $0 and $44,191, respectively. Ending capital at September 30, 2019 was $3,495,798 for Class 1, $12,562 for Class 1AP and $110,517 for Class 2. Ending capital at December 31, 2018 was $3,709,130 for Class 1, $1,897 for Class 1AP and $145,835 for Class 2.

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

As of September 30, 2019, the management fee embedded in swaps owned by the Frontier Select Fund was 1.00% per annum, and the managing owner has waived the entire management fee due to it from the Frontier Select Fund in respect of the Frontier Select Fund’s investment in swaps. In each case, the embedded management fee is accrued on the relevant notional amount of the swap.

Based on an analysis of the management fees charged to Frontier Select Fund, the effective management fee rate of the Frontier Select Fund was lower than the management fee rate otherwise payable to the Managing Owner. The effective management fee rate for the Series was calculated for the period covered by the Form 10-Q by dividing the aggregate management fees paid by such Series (whether directly to the Managing Owner, or as an embedded management fee paid to a third-party commodity trading advisor) by the aggregate assets on which such management fees were paid. For the quarter ended September 30, 2019, the effective management fee rate of the Frontier Select Fund was 2.01%, compared to a management fee payable to the Managing Owner of 2.50%. For the quarter ended September 30, 2019, the management and incentive fees embedded in gains (losses) from trading companies owned by the Frontier Select Fund was $4,853.

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

Frontier Global Fund

2020

The Frontier Global Fund—Class 1 NAV lost 20.79% and gained 15.54%, respectively, for the nine months ended September 30, 2020 and 2019, net of fees and expenses; the Frontier Global Fund—Class 2 NAV lost 18.98% and gained 18.18%, respectively, for the nine months ended September 30, 2020 and 2019, net of fees and expenses; the Frontier Global Fund—Class 1AP NAV lost 18.80% and gained 18.17%, respectively, for the nine months ended September 30, 2020 and 2019.

For the nine months ended September 30, 2020, the Frontier Global Fund recorded net loss on investments of $524,909, net investment loss of $231,358, and total expenses of $231,358, resulting in a net decrease in Owners’ capital from operations of $756,267. For the nine months ended September 30, 2019, the Frontier Global Fund recorded net gain on investments of $1,324,354, net investment loss of $386,197, and total expenses of $386,195, resulting in a net increase in Owners’ capital from operations of $938,157.

The NAV per Unit, Class 1, decreased from $131.52 at December 31, 2019 to $104.18 as of September 30, 2020. The NAV per Unit, Class 2, decreased from $192.82 at December 31, 2019 to $156.22 as of September 30, 2020. The NAV per Unit, Class 1AP, decreased from $154.43 at December 31, 2019 to $125.39 as of September 30, 2020. Total Class 1 subscriptions and redemptions for the period were $0 and $1,009,896, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $132,401, respectively. Total Class 1AP subscriptions and redemptions for the period were $0 and $0, respectively. Ending capital, at September 30, 2020 was $2,745,609 for Class 1, $177,301 for Class 2 and $26,771 for Class 1AP. Ending capital, at December 31, 2019 was $4,471,980 for Class 1, $343,217 for Class 2 and $33,047 for Class 1AP.

Frontier Global Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Frontier Global Fund Class 1 Sector Attributions
Q3 2020 and YTD
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
-20.00%
-30.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2020
YTD

Frontier Global Fund Class 1AP Sector Attributions
Q3 2020 and YTD
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
-20.00%
-30.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2020
YTD

Frontier Global Fund Class 2 Sector Attributions
Q3 2020 and YTD
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
-20.00%
-30.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2020
YTD

None of the six sectors traded in the Frontier Global Fund were profitable in Q3 2020 and two of the six were profitable YTD. Interest Rates, Agriculturals, Currencies, Metals, Energies and Stock Indices were negative for the quarter. Interest Rates and Energies were positive YTD while Agriculturals, Metals, Currencies and Stock Indices were negative YTD.

2019

The Frontier Global Fund—Class 1 NAV gained 15.54% and lost 8.21%, respectively, for the nine months ended September 30, 2019 and 2018, net of fees and expenses; the Frontier Global Fund—Class 2 NAV gained 18.18% and lost 4.76%, respectively, for the nine months ended September 30, 2019 and 2018, net of fees and expenses; the Frontier Global Fund—Class 1AP NAV gained 18.17% and lost 6.19%, respectively, for the nine months ended September 30, 2019 and 2018.

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

Frontier Heritage Fund

2020

The Frontier Heritage Fund—Class 1 NAV lost 10.92% and gained 13.12%, respectively, for the nine months ended September 30, 2020 and 2019 net of fees and expenses; the Frontier Heritage Fund—Class 2 NAV lost 8.91% and gained 15.70%, respectively for the nine months ended September 30, 2020 and 2019, net of fees and expenses; the Frontier Heritage Fund—Class 1AP NAV lost 8.43% and gained 17.34%, respectively, for the nine months ended September 30, 2020 and 2019.

For the nine months ended September 30, 2020, the Frontier Heritage Fund recorded net loss on investments of $37,942, net investment loss of $134,838, and total expenses of $134,838, resulting in a net decrease in Owners’ capital from operations of $268,694, after non-controlling interests of $95,914. For the nine months ended September 30, 2019, the Frontier Heritage Fund recorded net gain on investments of $637,595, net investment loss of $162,068, and total expenses of $162,062, resulting in a net increase in Owners’ capital from operations of $435,283, after non-controlling interests of $40,244.

The NAV per Unit, Class 1, decreased from $97.54 as of December 31, 2019 to $86.88 at September 30, 2020. The NAV per Unit, Class 1AP, decreased from $114.15 as of December 31, 2019 to $104.53 at September 30, 2020. The NAV per Unit, Class 2, decreased from $153.59 as of December 31, 2019 to $139.90 at September 30, 2020. Total Class 1 subscriptions and redemptions for the period $0 and $84,653, respectively. Total Class 1AP subscriptions and redemptions for the period $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the period $0 and $304,812, respectively. Ending capital, at September 30, 2020, was $1,970,940 for Class 1, $7,591 for Class 1AP and $189,322 for Class 2. Ending capital, at December 31, 2019, was $2,295,623 for Class 1, $8,333 for Class 1AP and $522,057 for Class 2.

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

As of September 30, 2020, the management fee embedded in swaps owned by the Frontier Heritage Fund was 0.00% per annum, and the managing owner has waived the entire management fee due to it from the Frontier Select Fund in respect of the Frontier Select Fund’s investment in swaps. In each case, the embedded management fee was accrued on the relevant notional amount of the swap.

Based on an analysis of the management fees charged to Frontier Heritage Fund, the effective management fee rate of the Frontier Heritage Fund was equal to the management fee rate otherwise payable to the Managing Owner. The effective management fee rate for the Series was calculated for the period covered by the Form 10-Q by dividing the aggregate management fees paid by such Series (whether directly to the Managing Owner, or as an embedded management fee paid to a third-party commodity trading advisor) by the aggregate assets on which such management fees were paid. For the quarter ended September 30, 2020, the effective management fee rate of the Frontier Heritage Fund was 2.50%, compared to a management fee payable to the Managing Owner of 2.50%. For the quarter ended September 30, 2020, the management and incentive fees embedded in gains (losses) from trading companies owned by the Frontier Heritage Fund was $0.

The Frontier Heritage Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Frontier Heritage Fund Class 1AP Sector Attributions
Q3 2020 and YTD
30.00%
20.00%
10.00%
0.00%
-10.00%
-20.00%
-30.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2020
YTD

Frontier Heritage Fund Class 2 Sector Attributions
Q3 2020 and YTD
30.00%
20.00%
10.00%
0.00%
-10.00%
-20.00%
-30.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2020
YTD

Frontier Heritage Fund Class 1 Major Advisors Performance
Q3 2020 and YTD
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
Aspect Capital Ltd
Brevan Howard
Welton
Q3 2020
YTD

Frontier Heritage Fund Class 1AP Major Advisors Performance
Q3 2020 and YTD
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Aspect Capital Ltd
Brevan Howard
Welton
Q3 2020
YTD

Frontier Heritage Fund Class 2 Major Advisors Performance
Q3 2020 and YTD
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Aspect Capital Ltd
Brevan Howard
Welton
Q3 2020
YTD

One of the six sectors traded in the Frontier Heritage Fund was profitable in Q3 2020 and two of the six were profitable YTD. Interest Rates were positive while Energies, Currencies, Metals, Agriculturals and Stock Indices were negative for the quarter. Energies and Interest Rates were profitable YTD while Agriculturals, Currencies, Metals and Stock Indices finished negative YTD.

In terms of major CTA performance, no CTA’s were positive for Q3 2020. Aspect Capital and Welton were negative for the quarter. Welton was positive YTD while Aspect Capital and Brevan Howard were negative YTD.

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

For the nine months ended September 30, 2019, the Frontier Heritage Fund recorded net gain on investments of $637,595, net investment loss of $162,068, and total expenses of $162,062, resulting in a net increase in Owners’ capital from operations of $435,283, after non-controlling interests of $40,244. For the nine months ended September 30, 2018, the Frontier Heritage Fund recorded net loss on investments of $695,930, net investment loss $304,427, and total expenses of $304,427, resulting in a net decrease in Owners’ capital from operations of $959,592, after non-controlling interests of $40,765.

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

As of September 30, 2019, the management fee embedded in swaps owned by the Frontier Heritage Fund was 1.00% per annum, and the managing owner has waived the entire management fee due to it from the Frontier Heritage Fund in respect of the Frontier Heritage Fund’s investment in swaps. In each case, the embedded management fee is accrued on the relevant notional amount of the swap.

Based on an analysis of the management fees charged to Frontier Heritage Fund, the effective management fee rate of the Frontier Heritage Fund was lower than the management fee rate otherwise payable to the Managing Owner. The effective management fee rate for the Series was calculated for the period covered by the Form 10-Q by dividing the aggregate management fees paid by such Series (whether directly to the Managing Owner, or as an embedded management fee paid to a third-party commodity trading advisor) by the aggregate assets on which such management fees were paid. For the quarter ended September 30, 2019, the effective management fee rate of the Frontier Heritage Fund was 2.18%, compared to a management fee payable to the Managing Owner of 2.50%. For the quarter ended September 30, 2019, the management and incentive fees embedded in gains (losses) from trading companies owned by the Frontier Heritage Fund was $4,689.

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

Value at Risk by Market Sectors

The following tables present the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of September 30, 2020 and December 31, 2019. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

DOMESTIC EXPOSURE

Frontier Diversified Fund:

	September 30, 2020		December 31, 2019
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
MARKET SECTOR	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION

Interest Rates	$4,553,855	87.57%	$6,384,583	53.21%
Currencies	-	0.00%	-	0.00%
Stock Indices	-	0.00%	-	0.00%
Metals	-	0.00%	-	0.00%
Agriculturals/Softs	-	0.00%	-	0.00%
Energy	-	0.00%	-	0.00%
Total:	$4,553,855	87.57%	$6,384,583	53.21%

Frontier Long/Short Commodity Fund:

	September 30, 2020		December 31, 2019
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
MARKET SECTOR	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION

Interest Rates	$578,274	45.68%	$362,521	27.17%
Currencies	-	0.00%	-	0.00%
Stock Indices	-	0.00%	-	0.00%
Metals	-	0.00%	-	0.00%
Agriculturals/Softs	-	0.00%	-	0.00%
Energy	-	0.00%	-	0.00%
Total:	$578,274	45.68%	$362,521	27.17%

Frontier Masters Fund:

	September 30, 2020		December 31, 2019
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$-	0.00%	$-	0.00%
Currencies	-	0.00%	-	0.00%
Stock Indices	-	0.00%	-	0.00%
Metals	-	0.00%	-	0.00%
Agriculturals/Softs	-	0.00%	-	0.00%
Energy	-	0.00%	-	0.00%
Total:	$-	0.00%	$-	0.00%

Frontier Balanced Fund:

	September 30, 2020		December 31, 2019
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$7,328,920	64.24%	$11,944,754	53.10%
Currencies	627,366	5.89%	1,025,862	4.56%
Stock Indices	-	0.00%	21,385	0.10%
Metals	159,908	1.40%	55,303	0.25%
Agriculturals/Softs	380,352	3.33%	28,927	0.13%
Energy	36,680	0.32%	4,115	0.02%
Total:	$8,578,225	75.18%	$13,080,345	58.15%

Frontier Select Fund:

	September 30, 2020		December 31, 2019
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$-	0.00%	$1,400,214	49.71%
Currencies	-	0.00%	-	0.00%
Stock Indices	-	0.00%	-	0.00%
Metals	-	0.00%	-	0.00%
Agriculturals/Softs	-	0.00%	-	0.00%
Energy	-	0.00%	-	0.00%
Total:	$-	0.00%	$1,400,214	49.71%

Frontier Global Fund:

	September 30, 2020		December 31, 2019
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$-	0.00%	$-	0.00%
Currencies	-	0.00%	-	0.00%
Stock Indices	-	0.00%	-	0.00%
Metals	-	0.00%	-	0.00%
Agriculturals/Softs	-	0.00%	-	0.00%
Energy	-	0.00%	-	0.00%
Total:	$-	0.00%	$-	0.00%

Frontier Heritage Fund:

	September 30, 2020		December 31, 2019
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$-	0.00%	$1,487,795	45.02%
Currencies	-	0.00%	-	0.00%
Stock Indices	-	0.00%	-	0.00%
Metals	-	0.00%	-	0.00%
Agriculturals/Softs	-	0.00%	-	0.00%
Energy	-	0.00%	-	0.00%
Total:	$-	0.00%	$1,487,795	45.02%

As of September 30, 2020, and December 31, 2019, portions of the assets of the Frontier Balanced Fund, Frontier Diversified Fund and Frontier Long/Short Commodity Fund are invested in swap contracts (please refer to Note 4 in the Series Financial Statements). Margin information is not available for these contracts, therefore no value at risk calculations were included in the table for these investments. The Frontier Select Fund (through its investment in an unconsolidated trading company) and Frontier Heritage Fund swap investments were liquidated as of May 30, 2020.

Value at Risk: Foreign Markets

The following tables present the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of September 30, 2020 and December 31, 2019. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

FOREIGN EXPOSURE

Frontier Diversified Fund

	September 30, 2020		December 31, 2019
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$-	0.00%	$-	0.00%
Currencies	-	0.00%	-	0.00%
Stock Indices	-	0.00%	-	0.00%
Metals	-	0.00%	-	0.00%
Agriculturals/Softs	-	0.00%	-	0.00%
Energy	-	0.00%	-	0.00%
Total:	$-	0.00%	$-	0.00%

Frontier Long/Short Commodity Fund

	September 30, 2020		December 31, 2019
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$-	0.00%	$-	0.00%
Currencies	-	0.00%	-	0.00%
Stock Indices	-	0.00%	-	0.00%
Metals	-	0.00%	-	0.00%
Agriculturals/Softs	-	0.00%	-	0.00%
Energy	-	0.00%	-	0.00%
Total:	$-	0.00%	$-	0.00%

Frontier Masters Fund

	September 30, 2020		December 31, 2019
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$-	0.00%	$-	0.00%
Currencies	-	0.00%	-	0.00%
Stock Indices	-	0.00%	-	0.00%
Metals	-	0.00%	-	0.00%
Agriculturals/Softs	-	0.00%	-	0.00%
Energy	-	0.00%	-	0.00%
Total:	$-	0.00%	$-	0.00%

Frontier Balanced Fund:

	September 30, 2020		December 31, 2019
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$438,076	3.84%	$13,440	0.06%
Currencies	16,355	0.14%	-	0.00%
Stock Indices	7,435	0.07%	30,900	0.14%
Metals	-	0.00%	-	0.00%
Agriculturals/Softs	54,836	0.48%	709	0.00%
Energy	-	0.00%	-	0.00%
Total:	$516,702	4.53%	$45,049	0.20%

Frontier Select Fund:

	September 30, 2020		December 31, 2019
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$-	0.00%	$-	0.00%
Currencies	-	0.00%	-	0.00%
Stock Indices	-	0.00%	-	0.00%
Metals	-	0.00%	-	0.00%
Agriculturals/Softs	-	0.00%	-	0.00%
Energy	-	0.00%	-	0.00%
Total:	$-	0.00%	$-	0.00%

Frontier Global Fund:

	September 30, 2020		December 31, 2019
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$-	0.00%	$-	0.00%
Currencies	-	0.00%	-	0.00%
Stock Indices	-	0.00%	-	0.00%
Metals	-	0.00%	-	0.00%
Agriculturals/Softs	-	0.00%	-	0.00%
Energy	-	0.00%	-	0.00%
Total:	$-	0.00%	$-	0.00%

Frontier Heritage Fund:

	September 30, 2020		December 31, 2019
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$-	0.00%	$-	0.00%
Currencies	-	0.00%	-	0.00%
Stock Indices	-	0.00%	-	0.00%
Metals	-	0.00%	-	0.00%
Agriculturals/Softs	-	0.00%	-	0.00%
Energy	-	0.00%	-	0.00%
Total:	$-	0.00%	$-	0.00%

As of September 30, 2020, and December 31, 2019, a portion of the assets of the Frontier Balanced Fund, Frontier Diversified Fund and Frontier Long/Short Commodity Fund are invested in swap contracts (please refer to Note 4 in the Series Financial Statements). Margin information is not available for these contracts, therefore no value at risk calculations were included in the table for these investments. The Frontier Select Fund (through its investment in an unconsolidated trading company) and Frontier Heritage Fund swap investments were liquidated as of May 30, 2020.

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of September 30, 2020, by market sector.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chairman and Chief Financial Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), for the Trust and each Series as of September 30, 2020 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can only provide reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon their evaluation, the Chairman and Chief Financial Officer of the Managing Owner concluded that, as of the Evaluation Date, the disclosure controls and procedures for the Trust and each Series were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust and each Series required to be included in the Trust’s periodic SEC filing.

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

Management assessed the effectiveness of the internal control over financial reporting for the Trust and each Series as of September 30, 2020, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 report entitled Internal Control-Integrated Framework.

Based on that assessment, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that the Trust maintained effective internal control over financial reporting as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting for the quarter ended September 30, 2020.

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

Scope of Exhibit 31 Certifications

The certifications of the Chief Executive Officer and Chief Financial Officer of the Managing Owner included respectively as Exhibits 31.1 and 31.2 to this Form 10-Q apply not only to the Trust as a whole but also to each Series individually.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no material legal proceedings pending against the Trust, or any of the Series.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Trust’s annual report on Form 10-K for the fiscal year ended December 31, 2019, as updated by Part II, Item 1A. “Risk Factors.” in the Trust’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding the sale of unregistered Units by the Trust for the three months ended September 30, 2020. The number of Units listed below for each transaction is the aggregate number of Units in the particular Series of the Trust purchased in such transaction. The consideration listed below for each transaction is, except as otherwise noted, the aggregate amount of cash paid for the Units purchased. For each transaction reported below, the price per Unit was NAV per Unit at the time of the transaction and the Managing Owner of the Trust was the purchaser of the Units. No underwriting discount or sales commission was paid or received with respect to any of the transactions reported below. The Trust claims an exemption from registration of each of the transactions listed below under Section 4(a)(2) of the Securities Act of 1933, as amended, as a sale by an issuer not involving a public offering.

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

Frontier Funds
(Registrant)

Date: November 13, 2020	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: November 13, 2020	By:	/s/ Patrick F. Hart III
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Balanced Fund,
a Series of Frontier Funds
(Registrant)

Date: November 13, 2020	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: November 13, 2020	By:	/s/ Patrick F. Hart III
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Heritage Fund,
a Series of Frontier Funds
(Registrant)

Date: November 13, 2020	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: November 13, 2020	By:	/s/ Patrick F. Hart III
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Global Fund
a Series of Frontier Funds
(Registrant)

Date: November 13, 2020	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: November 13, 2020	By:	/s/ Patrick F. Hart III
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Select Fund,
a Series of Frontier Funds (Registrant)

Date: November 13, 2020	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: November 13, 2020	By:	/s/ Patrick F. Hart III
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Long/Short Commodity Fund, a Series of Frontier Funds (Registrant)

Date: November 13, 2020	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: November 13, 2020	By:	/s/ Patrick F. Hart III
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Diversified Fund,
a Series of Frontier Funds
(Registrant)

Date: November 13, 2020	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: November 13, 2020	By:	/s/ Patrick F. Hart III
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Masters Fund,
a Series of Frontier Funds
(Registrant)

Date: November 13, 2020	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: November 13, 2020	By:	/s/ Patrick F. Hart III
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds