Form 10-K
period 2020-12-31
Frontier Funds; Frontier Heritage Fund; Frontier Masters Fund; Frontier Select Fund; Frontier Long/Short Commodity Fund; Frontier Diversified Fund; Frontier Balanced Fund; Frontier Global Fund
filed 2021-03-31
CIK 1261379, 1389123, 1450722, 1389125, 1389128, 1450720, 1389122, 1389124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Frontier Long/Short Commodity Fund Class 2, Class 3, Class 2a and Class 3a Units;

Frontier Masters Fund Class 1, Class 2 and Class 3 Units;

Frontier Balanced Fund Class 1, Class 1AP, Class 2, Class 2a and Class 3a Units;

Frontier Select Fund Class 1, Class 1AP, and Class 2 Units;

Frontier Global Fund Class 1 and Class 2 Units;

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The Frontier Funds’ units of beneficial interest are not traded on any market and, accordingly, do not have an aggregate market value. Units outstanding as of December 31, 2020 were: 50,117 for the Frontier Diversified Fund, 16,487 for the Frontier Long/Short Commodity Fund, 15,418 for the Frontier Masters Fund, 139,542 for the Frontier Balanced Fund, 27,766 for the Frontier Select Fund, 25,851 for the Frontier Global Fund and 23,977 for the Frontier Heritage Fund.

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF DECEMBER 31, 2020, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

i

Summary of Risk Factors

Structural Risks

●	The Trust, the Trading Companies and the Galaxy Plus entities are not registered investment companies.

●	Certain restrictions on redemption and transfer of the Units apply, redemptions may be temporarily suspended, and a substantial number of redemption requests in a short period may result in losses.

●	Unitholders have limited rights, including not being able to review any Series’ holdings on a daily basis, cannot prevent the Trust from taking actions which could cause losses, and will not be aware of changes to trading programs or investments into, or divestments from, any Galaxy Plus entities.

●	The Managing Owner may allocate nominal assets in respect of a Series in excess of its Net Asset Value, and it may adjust the leverage employed by a Trading Advisor in its sole discretion.

●	Each Series may be charged substantial fees and expenses regardless of profitability, including indirect fees and expenses associated with derivative instruments.

●	The failure by one or more of a Series’ counterparties could result in a substantial loss of such Series’ assets.

●	There are certain risks associated with investments in series LLCs (such as certain of the Trading Companies and the Galaxy Plus entities), and certain conflicts of interest exist in the structure and operation of the Trust.

●	The Managing Owner is leanly staffed and relies heavily on its key personnel to manage the Trust’s trading activities, and the loss of such personnel could adversely affect the Trust. Unitholders do not have privity of contract with service providers to the Trust or any Series, including the Trading Advisors.

Risks Relating to Trading and the Markets

●	The Trading Advisors may trade in futures, options, and swaps, each of which carry distinct risks.

●	The trading on behalf of each Series will be margined, which means that sharp declines in prices could lead to large losses.

●	Trading on unregulated or foreign exchanges involves risks that trading on regulated or U.S. exchanges does not, such as lack of investor protection regulation, possible government intervention, relatively new markets and exchange-rate exposure.

●	The Trading Advisors’ positions may be concentrated from time to time, which may render each Series susceptible to larger losses than if the positions were more diversified.

●	Turnover in each Series’ portfolio may be high which could result in higher brokerage commissions and transaction fees and expenses.

●	There are certain risks associated with the Trust’s investment in U.S. government debt securities, including market risk, interest rate risk and credit risk.

●	Investments in reference programs through a swap or other derivative instrument may not always replicate exactly the performance of the relevant CTA trading program(s).

Risks Relating to the Trading Advisors

●	There are disadvantages to making trading decisions based on technical analysis and fundamental analysis.

●	Increased competition from other systematic traders could reduce the Trading Advisors’ profitability.

●	The incentive fees could be an incentive to the Trading Advisors to make riskier investments.

●	The risk management approaches of one or all of the Trading Advisors may not be fully effective, and a Series may incur losses.

●	Increases in assets under management of any of the Trading Advisors could lead to diminished returns.

●	Each Series relies on its Trading Advisor(s) for success, and if a Trading Advisor’s trading is unsuccessful, the Series may incur losses.

●	The Managing Owner’s allocation of the Trust’s assets among Trading Advisors may result in less than optimal performance by the Trust.

●	Each Trading Advisor advises other clients and may achieve more favorable results for its other accounts.

●	The Managing Owner places significant reliance on the Trading Advisors and their key personnel; the loss of such personnel could adversely affect a Series.

●	The success of each Series depends on the ability of the personnel of its Trading Advisor(s) to accurately implement their trading systems, and any failure to do so could subject a Series to losses.

●	Stop-loss orders may not prevent large losses.

ii

Risks Relating to the Galaxy Plus Platform

●	The success of each Series depends on the performance of the Galaxy Plus entities in which each Series invests.

●	The Galaxy Plus Platform is recently established and has a limited operating history and the Galaxy Plus entities have limited or no operating history or track record.

●	A Series may incur losses related to other investors’ large redemptions from, or investments into, a Galaxy Plus entity.

●	The Galaxy Plus Platform operates independently from each Series, the Trust and the Managing Owner, and the Managing Owner will have no control over, or involvement in, the operation and administration of the commodity pools.

●	The Galaxy Plus Platform and Gemini Alternative Funds, LLC (“Gemini”) may limit the ability of a Series to invest in, or divest from, a Galaxy Plus entity.

●	Cessation of, or changes to, the operation of the Galaxy Plus Platform could adversely impact the performance of a Series.

●	Investment in Galaxy Plus entities presents operational, administrative risk to each Series.

●	The use of multiple Trading Advisors may result in offsetting or opposing trading positions and may also require one Trading Advisor to fund the margin requirements of another Trading Advisor.

●	The Trading Advisors’ trading programs bear some similarities and, therefore, may lessen the benefits to the Series which have multiple Trading Advisors.

Operating Risks

●	The Managing Owner may allocate notional assets in respect of a Series that are in excess of the net asset value of such Series.

●	Differing levels of fees received may create an incentive for the Managing Owner to favor certain Series over others.

●	The Managing Owner may terminate, replace and/or add Trading Advisors in its sole discretion which may disrupt trading, adversely affecting the net asset value of a Series.

Taxation and Benefits Risks

●	You may have tax liability attributable to your investment in a series even if you have received no distributions and redeemed no units, and even if the series generated an economic loss, you may be subject to tax on gains that the Trust never realizes, and you will likely recognize short-term capital gain.

●	Partnership treatment is not assured, and if the Trust or any Series is not treated as a Partnership, you could suffer adverse tax consequences.

●	The IRS could challenge allocations of recognized gains to Unitholders who redeem.

●	The IRS could take the position that deductions for certain Trust expenses are subject to various limitations.

●	The investment of Benefit Plan Investors may be limited and/or subject to mandatory redemption in certain circumstances.

●	Foreign investors may face exchange rate risk and local tax consequences.

Regulatory Risks

●	Regulation of the commodity interest markets is extensive and constantly changing; future regulatory developments are impossible to predict, but may significantly and adversely affect the Trust.

●	The Series, the Trading Companies or Galaxy Plus entities are subject to speculative position limits.

●	CFTC registrations could be terminated which could adversely affect the Trust or a Series.

iii

Part I

Item 1.	BUSINESS.

Overview

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

The Trust, with respect to each Series:

●	engages in the speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts), and may, from time to time, engage in cash and spot transactions;

●	allocates funds to a limited liability trading company or companies affiliated with the Managing Owner (“Trading Company” or “Trading Companies”) or to an unaffiliated series limited liability company (“Galaxy Plus entities” or “Galaxy Plus entity”), each of which has one-year renewable contracts with its own independent trading advisor(s) (each a “Trading Advisor”) that will manage all or a portion of the applicable Trading Company’s or Galaxy Plus entity’s assets, and make the trading decisions for the assets of each Series vested in such Trading Company or Galaxy Plus entity. The assets of each Trading Company and Galaxy Plus entity will be segregated from the assets of the other Trading Companies and Galaxy Plus entities.

●	maintains separate, distinct records for each Series, and accounts for the assets of each Series separately from the other Series;

●	calculates the Net Asset Value (“NAV”) of its Units for each Series separately from the other Series;

●	has an investment objective of increasing the value of each Series’ Units over the long term (capital appreciation), while managing risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments;

●	maintains each Series of Units in three to seven sub-classes—Class 1, Class 1AP, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of Frontier Diversified Fund, Frontier Masters Fund, and Frontier Long/Short Commodity Fund are charged a service fee of up to two percent (2.0%) annually of the NAV (or the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to two percent (2.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to two percent (2.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. Investors who have purchased Class 1 or Class 1a Units of Frontier Balanced Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Global Fund are charged a service fee of up to three percent (3.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 and Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to two percent (2.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to selling agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Frontier Diversified Fund, and Frontier Masters Fund or Class 2a Units of the Frontier Long/Short Commodity Fund sold) until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series. Class 1AP was created as a sub-class of Class 1 and it has been presented separately because the fees applicable to it are different from those applicable to Class 1. Currently the service fee is not charged to Class 1AP investors. The Managing Owner may also pay selling agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such selling agents; and

●	all payments made to selling agents who are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and their associated persons that constitute underwriting compensation will be subject to the limitations set forth in Rule 2310(b)(4)(B)(ii) (formerly Rule 2810(b)(4)(B)(ii)) of the Conduct Rules of FINRA (“Rule 2310”). An investor’s Class 1 Units or Class 2 Units of any Series, or Class 1a Units or Class 2a Units of the Frontier Long/Short Commodity Fund or Frontier Balanced Fund will be classified as Class 3 or Class 3a Units of such Series, as applicable, when the Managing Owner determines that the fee limitation with respect to such Units has been reached or will be reached. The service fee limit applicable to each unit sold is reached upon the earlier of when (I) the aggregate initial and ongoing service fees received by the selling agent with respect to such unit equals 9% of the purchase price of such unit or (ii) the aggregate underwriting compensation (determined in accordance with FINRA Rule 2310) paid in respect of such unit totals 10% of the purchase price of such unit. No service fees are paid with respect to Class 3 or Class 3a Units. Units of any Class in a Series may be redeemed, in whole or in part, on a daily basis, at the then current NAV per Unit for such Series on the day of the week after the date the Managing Owner is in receipt of a redemption request for at least one (1) business day to be received by the Managing Owner prior to 4:00 PM in New York.

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

As of December 31, 2020, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund, Frontier Global Fund, and Frontier Heritage separates Units into a maximum of three separate Classes—Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Balanced Fund separates Units into a maximum of five separate Classes—Class 1, Class 1AP, Class 2, Class 2a and Class 3a. The Trust, with respect to the Frontier Long/Short Commodity Fund separates Units into a maximum of five separate Classes—Class 1a, Class 2a, Class 2, Class 3a and Class 3. For those Series that invest in Galaxy Plus, approximately 30-70% of those Series assets are used to support the margin requirements of the Master Funds. The remaining assets of the Series are split between investments in Trading Companies and a pooled cash management account that invests primarily in U.S. Treasury securities. For those Series that do not invest in Galaxy Plus, their assets are split between investments in Trading Companies and investments in the pooled cash management account. Frontier Long/Short Commodity Fund Class 1a was closed effective September 30, 2020. Frontier Global Fund Class 1AP was closed effective November 18, 2020.

As of December 31, 2020, Frontier Global Fund has invested a portion of its assets in a single Trading Company, and a single Trading Advisor manages 100% of the assets invested in such Trading Company. Each of the remaining Series has invested a portion of its assets in several different Trading Companies or Galaxy Plus entities and one or more Trading Advisors may manage the assets invested in such Trading Companies or Galaxy Plus entities.

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

The trading system of each of the major Trading Advisors and the means by which the Series access those Trading Advisors are as follows:

Major Commodity Trading Advisor	Trading System Style	Accessed Through
Aspect Capital Limited	Systematic	Galaxy Plus
Fort, L.P.	Systematic	Galaxy Plus
Quantitative Investment Management, LLC	Systematic	Galaxy Plus
Quest Partners LLC	Systematic	Galaxy Plus
Rosetta Capital Management, LLC	Discretionary	Galaxy Plus
Welton Investment Partners LLC	Systematic	Galaxy Plus
Wimmer Horizon, LLP	Systematic	Trading Company
John Locke Investments SA*	Systematic	Galaxy Plus
Transtrend B.V.**	Systematic	Galaxy Plus
Emil Van Essen, LLC**	Discretionary	Galaxy Plus
Landmark Trading Company***	Discretionary	Galaxy Plus
BH-DG Systematic Trading LLP****	Systematic	Swap
Doherty Advisors, LLC*****	Discretionary	Galaxy Plus
J E Moody & Company******	Systematic	Swap
H2O Asset Management******	Systematic	Swap
Crabel Capital Partners LLPC******	Systematic	Swap

A commodity trading advisor (“CTA”) that may be allocated at least 10% of the notional assets of any Series is referred to herein as a major CTA. A non-major CTA in respect of any Series is a CTA whose allocation will be less than 10% of such Series’ notional assets.

*	Effective August 1, 2020, John Locke Investments SA accessed through Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC became a new commodity trading advisor for Frontier Diversified Fund, Frontier Balanced Fund, Frontier Select Fund and Frontier Masters Fund.

**	Effective March 12, 2020, Emil Van Essen and Transtrend BV accessed through Galaxy Plus Fund – Emil Van Essen STP Feeder Fund (516) LLC and Galaxy Plus Fund – TT Feeder Fund (531) LLC, respectively, ceased to act as commodity trading advisors to the Trust.

***	Effective April 1, 2020, Landmark Trading Company accessed through Galaxy Plus Fund – LRR Feeder Fund (522) LLC ceased to act as a commodity trading advisor to the Trust.

****	Effective May 30, 2020, BH-DG Systematic Trading LLP ceased to act as a commodity trading advisor to the Trust.

*****	Effective July 20, 2020, Doherty Advisors, LLC accessed through Galaxy Plus Fund – Doherty Feeder Fund (528) LLC ceased to act as a commodity trading advisor to the Trust.

******	Effective December 21, 2020, JE Moody & Company, H2O AM LLP and Crabel Capital Management, LLC ceased to act as commodity trading advisors to the Trust.

As of December 31, 2020, the allocation of the assets of each applicable Series of the Trust among the Trading Advisors was as follows:

Allocation as of December 31, 2020 (expressed as a percentage of aggregate notional exposure to commodity trading programs)

	Frontier Diversified Fund	Frontier Long/Short Commodity Fund	Frontier Masters Fund	Frontier Balanced Fund	Frontier Select Fund	Frontier Global Fund	Frontier Heritage Fund
Advisor
Aspect Capital Limited	27%	-	58%	17%	-	100%	76%
Fort, L.P.	23%	-	-	20%	-	-	-
John Locke Investments SA	11%	-	26%	11%	50%	-	-
Quantitative Investment Management, LLC	15%	-	-	17%	-	-	-
Quest Partners LLC	15%	-	-	9%	-	-	-
Rosetta Capital Management, LLC	-	77%	-	-	-	-	-
Welton Investment Partners LLC	9%	23%	16%	15%	50%	-	24%
Wimmer Horizon	-	-	-	11%	-	-	-

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

Effective March 12, 2020, Emil Van Essen accessed through Galaxy Plus Fund – Emil Van Essen STP Feeder Fund (516) LLC and Transtrend BV accessed through Galaxy Plus Fund – TT Feeder Fund (531) LLC ceased to act as commodity trading advisors to the Trust.

Effective April 1, 2020, Landmark Trading Company accessed through Galaxy Plus Fund – LRR Feeder Fund (522) LLC ceased to act as a commodity trading advisor to the Trust.

Effective May 30, 2020, BH-DG Systematic Trading LLP accessed through the Frontier Brevan Howard Swap ceased to act as a commodity trading advisor to the Trust.

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

Effective December 21, 2020, JE Moody & Company accessed through Frontier XXXVII, LLC L/S Select Swap, H2O AM LLP and Crabel Capital Management, LLC (both accessed through Frontier XXXIV, LLC Balanced Select Swap and Frontier XXXV, LLC Select Swap) ceased to act as commodity trading advisors to the Trust.

Effective January 4, 2021, Volt Capital Management AB accessed through Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC became a new commodity trading advisor for Frontier Long/Short Commodity Fund.

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

Unitholders have limited rights and cannot prevent the Trust from taking actions which could cause losses.

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

Unitholders will not be able to review any Series’ holdings on a daily basis and may suffer unanticipated losses.

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

A number of actual and potential conflicts of interest exist in the operation of the Trust’s business. The Managing Owner, the trading advisors, the independent administrator, the independent transfer agent, the clearing brokers, the Trustee and their respective principals are all engaged in other investment activities and are not required to devote substantially all of their time to the Trust’s business.

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

A portion of each Series’ assets may be used to enter into principal-to-principal OTC derivative contracts, including swaps, which are individually negotiated by the parties and priced by the counterparty and may include fees and expenses that are accounted for in the pricing under the applicable contract. Such indirect embedded expenses may not be identifiable or enumerated explicitly in confirms or other transaction documentation. Each Series may pay a fee to a counterparty in respect of any swap or derivative instruments of up to 0.50% of the notional amount of such swap or derivative instrument. Any management fee or incentive fees embedded in a swap or other derivative instrument may be greater or less than the management fee or incentive fees that would otherwise be charged to the Series by the Managing Owner. During the periods covered in this report, the management fee embedded in (i) swaps owned by Frontier Diversified Fund was 1.00% per annum, (ii) swaps owned by Frontier Balanced Fund was 1.00% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 1.50% per annum, (iv) swaps owned by Frontier Select Fund was 1.00% per annum, and (v) swaps owned by Frontier Heritage Fund was 1.00% per annum, and the Managing Owner waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded management fee was accrued on the relevant notional amount of the swap. During the periods covered by this report, the range of incentive fees as a percentage of net new trading profits on swaps embedded in (i) swaps owned by Frontier Diversified Fund was 20-25% per annum, (ii) swaps owned by Frontier Balanced Fund was 20-25% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 25% per annum, (iv) swaps owned by Frontier Select Fund was 15% per annum, and (v) swaps owned by Frontier Heritage Fund was 15% per annum, and the Managing Owner waived the entire incentive fee due to it from those Series in respect of such Series’ investment in swaps. These embedded management and incentive fees may be higher or lower in the future.

The swaps owned by Frontier Heritage Fund and Frontier Select Fund (through its investment in an unconsolidated trading company) were terminated effective May 30, 2020, and the swaps owned by Frontier Balanced Fund, Frontier Long/Short Commodity Fund and Frontier Diversified Fund were terminated effective December 21, 2020.

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

There are no limitations on daily price movements in swaps. Speculative position limits are not currently applicable to swaps, but in the future, may be applicable for swaps on certain commodities. In addition, participants in the swap markets are not required to make continuous markets in the swaps they trade and determining a market value for calculation of termination amounts can lead to uncertain results.

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

Each Series may trade forward contracts in foreign currencies and may engage in spot commodity transactions (transactions in physical commodities). These contracts, unlike futures contracts and options on futures, historically were not regulated by the CFTC when traded between certain “eligible contract participants,” as defined in the CEA. On July 21, 2010, the President signed into law major financial services reform legislation in the form of the Dodd-Frank Act. The Dodd-Frank Act includes foreign currency forwards and foreign currency swaps (as such terms are defined in the Dodd-Frank Act) in the definition of “swap.” The CFTC has been granted authority to regulate all swaps but grants the U.S. Treasury Department the discretion to exempt foreign currency forwards and foreign currency swaps from all aspects of the Dodd-Frank Act other than reporting, recordkeeping and business conduct rules for swap dealers and major swap participants. In November 2012, Treasury determined that those transactions can be carved out of the swap category, and they are subject only to the noted categories of the Dodd-Frank Act requirements. Therefore, the Series will not receive the full benefit of CFTC regulation for certain of their foreign currency trading activities.

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

Investments in reference programs through a swap or other derivative instrument may not always replicate exact exactly the performance of the relevant CTA trading program(s).

During the periods covered by this report, certain Series invested in reference programs through total return swaps with Deutsche Bank AG. Such swaps reference an index comprised of shares in segregated investment portfolios directed by CTAs selected by the Managing Owner. It is possible that the underlying index in respect of any swap owned by a Series may not fully replicate the performance of the relevant CTA programs in respect of other accounts traded by such CTAs. Further, the calculation of the underlying index for such swaps will include a deduction for a fee payable to the swap counterparty. Each of these deductions will mean that the return of such investment will be less than would be the case if no fees were deducted.

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

13

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

The reliance on technology by the Managing Owner, Trading Advisors, Sponsor Clearing brokers, and Swap Counterparties may lead to loss of data and economic losses.

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

The Trading Advisors’ trading programs bear some similarities and, therefore, may lessen the benefits to the Frontier Balanced Fund, Frontier Heritage Fund, Frontier Select Fund, Frontier Long/Short Commodity Fund, Frontier Diversified Fund Frontier Masters Fund and Frontier Global Fund of having multiple Trading Advisors.

Each Trading Advisor has, over time, developed and modified the program it will use in trading. Nevertheless, the Trading Advisors’ trading programs have some similarities. These similarities may, in fact, mitigate the positive effect of having multiple Trading Advisors for the Frontier Diversified Fund, Frontier Masters Fund, Frontier Balanced Fund, Frontier Heritage Fund, Frontier Select Fund Frontier Long/Short Commodity Fund and Frontier Global Fund. For example, in periods where one Trading Advisor experiences a draw-down, it is possible that these similarities will cause the other Trading Advisors to also experience a draw-down.

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

The Trust does not own or use any physical properties in the conduct of its business. Its assets currently consist of cash items, Treasury Notes, and, through each Trading Company or Galaxy entity, U.S. and international futures and forward contracts and other interests in derivative instruments, including options contracts on futures forwards and swap contracts. The Managing Owner’s main office is located at 25568 Genesee Trail Road, Golden, Colorado 80401.

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

The following table shows the number of Limited Owners and the number of Units outstanding in each Class of each Series as of December 31, 2020:

	Number of Limited Owners	Number of Units Outstanding
Frontier Diversified Fund (Class 1)	4	2,122
Frontier Diversified Fund (Class 2)	24	5,216
Frontier Diversified Fund (Class 3)	147	42,101
Frontier Long/Short Commodity Fund (Class 2)	9	353
Frontier Long/Short Commodity Fund (Class 2a)	11	1,385
Frontier Long/Short Commodity Fund (Class 3)	85	10,828
Frontier Long/Short Commodity Fund (Class 3a)	41	3,707
Frontier Masters Fund (Class 1)	1	177
Frontier Masters Fund (Class 2)	20	3,815
Frontier Masters Fund (Class 3)	53	11,220
Frontier Balanced Fund (Class 1)	616	117,991
Frontier Balanced Fund (Class 1AP)	6	1,116
Frontier Balanced Fund (Class 2)	57	14,603
Frontier Balanced Fund (Class 2a)	2	274
Frontier Balanced Fund (Class 3a)	24	4,495
Frontier Select Fund (Class 1)	209	26,906
Frontier Select Fund (Class 1AP)	3	138
Frontier Select Fund (Class 2)	10	539
Frontier Global Fund (Class 1)	149	24,725
Frontier Global Fund (Class 2)	4	939
Frontier Heritage Fund (Class 1)	144	22,572
Frontier Heritage Fund (Class 1AP)	2	73
Frontier Heritage Fund (Class 2)	9	1,177

No Units are authorized for issuance by the Trust under equity compensation plans. During the year ended December 31, 2020, no unregistered Units were sold by the Trust. In addition, the Trust did not repurchase any Units under a formal repurchase plan. All Unit redemptions during the year ended December 31, 2020 were in the ordinary course of business. There have not been any purchases of units by the trust or any affiliated purchasers during the year ended December 31, 2020.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected financial information as of and for the years ended December 31, 2020, 2019, 2018, 2017 and 2016, is taken from the financial statements of the Trust included in section F of this filing and previous filings.

You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included therewith. Results from past periods are not necessarily indicative of results that may be expected for any future period.

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2020

	Frontier Diversified Fund	Frontier Masters Fund	Frontier Long/Short Commodity Fund

Interest-net	$441	$2,476	$4,010
Total Expenses	274,085	105,057	33,372
Net gain/(loss) on investments	(2,565,666)	(360,534)	98,339
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	(2,839,310)	(463,115)	68,977
Net income/ (loss) per unit-Class 1	(28.42)	(17.10)	—
Net income/ (loss) per unit-Class 1a	—	—	(44.20)
Net income/ (loss) per unit-Class 2	(32.63)	(19.64)	4.39
Net income/ (loss) per unit-Class 2a	—	—	2.74
Net income/ (loss) per unit-Class 3	(30.28)	(18.26)	4.57
Net income/ (loss) per unit-Class 3a	—	—	3.06
Total Assets	$4,221,692	$1,069,081	$1,319,390
Total owners’ capital-Class 1	154,260	9,740	—
Total owners’ capital-Class 1a	—	—	—
Total owners’ capital-Class 2	466,224	263,938	34,273
Total owners’ capital-Class 2a	—	—	84,857
Total owners’ capital-Class 3	3,562,487	719,849	976,771
Total owners’ capital-Class 3a	—	—	217,402
Total net asset value per unit-Class 1	72.68	55.18	—
Total net asset value per unit-Class 1a	—	—	—
Total net asset value per unit-Class 2	88.95	67.54	85.99
Total net asset value per unit-Class 2a	—	—	55.29
Total net asset value per unit-Class 3	83.33	63.52	90.21
Total net asset value per unit-Class 3a	—	—	58.37

	Frontier Balanced Fund	Frontier Heritage Fund	Frontier Select Fund
Interest-net	$6,461	$—	$—
Total Expenses	957,961	171,702	115,903
Net gain/(loss) on investments	(5,914,548)	(171,702)	(115,903)
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	(6,866,048)	(38,466)	(297,634)
Net income/ (loss) per unit-Class 1	(37.30)	(1.44)	(8.01)
Net income/ (loss) per unit-Class 1AP	(41.00)	2.35	(7.52)
Net income/ (loss) per unit-Class 2	(55.28)	2.32	(9.74)
Net income/ (loss) per unit-Class 2a	(47.84)	—	—
Net income/ (loss) per unit-Class 3a	(47.69)	—	—
Total Assets	$12,545,410	$2,461,665	$1,706,541
Total owners’ capital-Class 1	9,430,532	2,169,152	1,575,328
Total owners’ capital-Class 1AP	108,053	8,460	9,821
Total owners’ capital-Class 2	1,958,169	207,670	67,979
Total owners’ capital-Class 2a	106,377	—	—
Total owners’ capital-Class 3	—	—	—
Total owners’ capital-Class 3a	507,148	—	—
Total net asset value per unit-Class 1	79.93	96.10	58.55
Total net asset value per unit-Class 1AP	96.81	116.50	70.99
Total net asset value per unit-Class 2	130.54	155.92	94.20
Total net asset value per unit-Class 2a	113.20	—	—
Total net asset value per unit-Class 3a	112.81	—	—

Frontier Global Fund
Interest-net	$—
Total Expenses	287,449
Net gain/(loss) on investments	(296,855)
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	(584,304)
Net income/ (loss) per unit-Class 1	(20.62)
Net income/ (loss) per unit-Class 1AP	(154.43)
Net income/ (loss) per unit-Class 2	(25.26)
Total Assets	$3,104,048
Total owners’ capital-Class 1	2,741,972
Total owners’ capital-Class 1AP	—
Total owners’ capital-Class 2	188,677
Total net asset value per unit-Class 1	110.90
Total net asset value per unit-Class 1AP	—
Total net asset value per unit-Class 2	167.56

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2019

	Frontier Diversified Fund	Frontier Masters Fund	Frontier Long/Short Commodity Fund
Interest-net	$19,354	$4,656	$2,018
Total Expenses	540,979	232,453	54,896
Net gain/(loss) on investments	552,005	(383,472)	(343,205)
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	30,380	(611,269)	(396,083)
Net income/ (loss) per unit-Class 1	(1.15)	(18.82)	—
Net income/ (loss) per unit-Class 1a	—	—	(12.60)
Net income/ (loss) per unit-Class 2	0.74	(20.49)	(17.22)
Net income/ (loss) per unit-Class 2a	—	—	(13.97)
Net income/ (loss) per unit-Class 3	0.98	(18.98)	(18.02)
Net income/ (loss) per unit-Class 3a	—	—	(14.51)
Total Assets	$16,061,420	$2,281,956	$1,460,230
Total owners’ capital-Class 1	1,303,195	12,794	—
Total owners’ capital-Class 1a	—	—	11,447
Total owners’ capital-Class 2	5,600,851	850,808	41,045
Total owners’ capital-Class 2a	—	—	81,826
Total owners’ capital-Class 3	5,095,574	1,374,437	991,828
Total owners’ capital-Class 3a	—	—	208,144
Total net asset value per unit-Class 1	101.10	72.28	—
Total net asset value per unit-Class 1a	—	—	44.20
Total net asset value per unit-Class 2	121.58	87.18	81.60
Total net asset value per unit-Class 2a	—	—	52.55
Total net asset value per unit-Class 3	113.61	81.78	85.64
Total net asset value per unit-Class 3a	—	—	55.31

	Frontier Balanced Fund	Frontier Heritage Fund	Frontier Select Fund
Interest-net	$46,019	$(6)	$(5)
Total Expenses	1,606,990	210,786	188,281
Net gain/(loss) on investments	1,527,182	158,123	(7,139)
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	(33,789)	(19,974)	(195,425)
Net income/ (loss) per unit-Class 1	(0.40)	(2.29)	(4.86)
Net income/ (loss) per unit-Class 1AP	3.65	2.37	(3.97)
Net income/ (loss) per unit-Class 2	4.88	1.06	(4.24)
Net income/ (loss) per unit-Class 2a	4.23	—	—
Net income/ (loss) per unit-Class 3a	4.24	—	—
Total Assets	$29,160,624	$5,290,090	$2,861,811
Total owners’ capital-Class 1	17,797,600	2,295,623	2,715,051
Total owners’ capital-Class 1AP	238,544	8,333	10,834
Total owners’ capital-Class 2	3,361,853	522,057	90,741
Total owners’ capital-Class 2a	195,181	—	—
Total owners’ capital-Class 3a	900,583	—	—
Total net asset value per unit-Class 1	117.23	97.54	66.56
Total net asset value per unit-Class 1AP	137.81	114.15	78.51
Total net asset value per unit-Class 2	185.82	153.59	103.94
Total net asset value per unit-Class 2a	161.04	—	—
Total net asset value per unit-Class 3a	160.50	—	—

Frontier Global Fund
Interest-net	(2)
Total Expenses	495,009
Net gain/(loss) on investments	617,083
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	122,072
Net income/ (loss) per unit-Class 1	(0.05)
Net income/ (loss) per unit-Class 1AP	4.51
Net income/ (loss) per unit-Class 2	5.65
Total Assets	5,112,050
Total owners’ capital-Class 1	4,471,980
Total owners’ capital-Class 1AP	33,047
Total owners’ capital-Class 2	343,217
Total net asset value per unit-Class 1	131.52
Total net asset value per unit-Class 1AP	154.43
Total net asset value per unit-Class 2	192.82

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2018

	Frontier Diversified Fund	Frontier Masters Fund	Frontier Long/Short Commodity Fund

Interest-net	$35,454	$23,657	$12,648
Total Expenses	706,332	605,189	82,348
Net gain/(loss) on investments	(1,529,348)	(1,513,427)	(607,258)
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	(2,200,226)	(2,094,959)	(676,958)
Net income/ (loss) per unit-Class 1	(14.16)	(23.64)	—
Net income/ (loss) per unit-Class 1a	—	—	(24.55)
Net income/ (loss) per unit-Class 2	(14.35)	(25.59)	(16.99)
Net income/ (loss) per unit-Class 2a	—	—	(27.07)
Net income/ (loss) per unit-Class 3	(13.06)	(23.63)	(17.84)
Net income/ (loss) per unit-Class 3a	—	—	(28.16)
Total Assets	$20,241,037	$5,638,314	$2,565,564
Total owners’ capital-Class 1	1,703,556	1,484,478	—
Total owners’ capital-Class 1a	—	—	20,051
Total owners’ capital-Class 2	7,672,754	1,292,975	84,096
Total owners’ capital-Class 2a	—	—	186,469
Total owners’ capital-Class 3	6,780,200	2,794,680	1,791,416
Total owners’ capital-Class 3a	—	—	363,174
Total net asset value per unit-Class 1	102.25	91.09	—
Total net asset value per unit-Class 1a	—	—	56.80
Total net asset value per unit-Class 2	120.84	107.68	98.82
Total net asset value per unit-Class 2a	—	—	66.52
Total net asset value per unit-Class 3	112.62	100.77	103.66
Total net asset value per unit-Class 3a	—	—	69.70

	Frontier Balanced Fund	Frontier Heritage Fund	Frontier Select Fund
Interest-net	$38,298	—	—
Total Expenses	2,559,208	403,326	254,848
Net gain/(loss) on investments	(3,283,275)	(701,209)	(1,048,928)
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	(5,804,185)	(1,037,180)	(1,303,776)
Net income/ (loss) per unit-Class 1	(18.33)	(21.36)	(18.86)
Net income/ (loss) per unit-Class 1AP	(16.40)	(22.50)	(17.54)
Net income/ (loss) per unit-Class 2	(21.96)	(27.17)	(24.55)
Net income/ (loss) per unit-Class 2a	(18.96)	—	—
Net income/ (loss) per unit-Class 3a	(18.92)	—	—
Total Assets	$38,461,700	$6,438,873	$3,884,411
Total owners’ capital-Class 1	25,703,922	3,331,725	3,709,130
Total owners’ capital-Class 1AP	355,112	1,006	1,897
Total owners’ capital-Class 2	4,528,375	620,953	145,835
Total owners’ capital-Class 2a	339,173	—	—
Total owners’ capital-Class 3a	893,515	—	—
Total net asset value per unit-Class 1	117.63	99.83	71.41
Total net asset value per unit-Class 1AP	134.16	111.78	82.48
Total net asset value per unit-Class 2	180.94	152.53	108.19
Total net asset value per unit-Class 2a	156.81	—	—
Total net asset value per unit-Class 3a	156.26	—	—

Frontier Global Fund
Interest-net	$316
Total Expenses	1,143,492
Net gain/(loss) on investments	(1,008,580)
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	(2,151,756)
Net income/ (loss) per unit-Class 1	(27.51)
Net income/ (loss) per unit-Class 1AP	(26.52)
Net income/ (loss) per unit-Class 2	(29.33)
Total Assets	$8,434,557
Total owners’ capital-Class 1	7,755,443
Total owners’ capital-Class 1AP	32,082
Total owners’ capital-Class 2	420,765
Total net asset value per unit-Class 1	131.57
Total net asset value per unit-Class 1AP	149.92
Total net asset value per unit-Class 2	187.17

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2017

	Frontier Diversified Fund	Frontier Masters Fund	Frontier Long/Short Commodity Fund
Interest-net	$97,701	$79,881	$—
Total Expenses	1,498,668	945,936	191,513
Net gain/(loss) on investments	3,012,970	1,076,995	(232,097)
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	1,612,003	210,940	423,610
Net income/ (loss) per unit-Class 1	(0.02)	1.94	—
Net income/ (loss) per unit-Class la	—	—	(11.43)
Net income/ (loss) per unit-Class 2	2.25	4.49	(13.75)
Net income/ (loss) per unit-Class 2a	—	—	(12.08)
Net income/ (loss) per unit-Class 3	2.41	4.51	(9.30)
Net income/ (loss) per unit-Class 3a	—	—	(9.51)
Total Assets	$24,075,258	$12,018,790	$4,378,452
Total owners’ capital-Class 1	2,332,222	2,913,542	—
Total owners’ capital-Class la	—	—	107,619
Total owners’ capital-Class 2	9,632,746	3,538,600	258,900
Total owners’ capital-Class 2a	—	—	442,644
Total owners’ capital-Class 3	9,501,719	5,504,998	2,472,994
Total owners’ capital-Class 3a	—	—	971,895
Total net asset value per unit-Class 1	116.41	114.74	—
Total net asset value per unit-Class la	—	—	81.35
Total net asset value per unit-Class 2	135.19	133.27	115.81
Total net asset value per unit-Class 2a	—	—	93.59
Total net asset value per unit-Class 3	125.68	124.40	121.5
Total net asset value per unit-Class 3a	—	—	97.99

	Frontier Balanced Fund	Frontier Heritage Fund	Frontier Select Fund
Interest-net	$22,063	$—	$—
Total Expenses	3,626,029	562,441	491,812
Net gain/(loss) on investments	4,904,938	308,987	(687,000)
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	1,300,972	-109,435	(709,734)
Net income/ (loss) per unit-Class 1	1.17	1.61	(3.79)
Net income/ (loss) per unit-Class 1AP	5.59	5.68	(1.14)
Net income/ (loss) per unit-Class 2	7.91	7.6	(1.52)
Net income/ (loss) per unit-Class 2a	6.72	—	—
Net income/ (loss) per unit-Class 3a	6.69	—	—
Total Assets	$53,683,016	$8,741,003	$6,838,652
Total owners’ capital-Class 1	38,744,003	5,435,871	5,912,980
Total owners’ capital-Class 1AP	601,247	6,083	23,354
Total owners’ capital-Class 2	6,977,027	760,672	865,594
Total owners’ capital-Class 2a	529,931	—	—
Total owners’ capital-Class 3a	1,379,971	—	—
Total net asset value per unit-Class 1	135.96	121.19	90.27
Total net asset value per unit-Class 1AP	150.56	134.28	100.02
Total net asset value per unit-Class 2	202.90	179.70	132.73
Total net asset value per unit-Class 2a	175.77	—	—
Total net asset value per unit-Class 3a	175.18	—	—

Frontier Winton Fund
Interest-net	$55,833
Total Expenses	1,951,194
Net gain/(loss) on investments	3,726,928
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	261,202
Net income/ (loss) per unit-Class 1	4.57
Net income/ (loss) per unit-Class 1AP	10.27
Net income/ (loss) per unit-Class 2	5.52
Total Assets	$15,228,452
Total owners’ capital-Class 1	13,102,614
Total owners’ capital-Class 1AP	37,761
Total owners’ capital-Class 2	1,709,275
Total net asset value per unit-Class 1	159.08
Total net asset value per unit-Class 1AP	176.44
Total net asset value per unit-Class 2	216.50

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2016

	Frontier Diversified Fund	Frontier Masters Fund	Frontier Long/Short Commodity Fund
Interest-net	$323,854	$133,801	$21,855
Total Expenses	3,330,405	1,386,826	506,768
Net gain/(loss) on investments	4,169,841	1,745,161	483,619
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	1,163,290	492,136	(133,170)
Net income/(loss) per unit-Class 1	0.91	(0.07)	—
Net income/(loss) per unit-Class 1a	—	—	(1.98)
Net income/(loss) per unit-Class 2	3.34	2.18	(2.54)
Net income/(loss) per unit-Class 2a	—	—	(0.52)
Net income/(loss) per unit-Class 3	3.40	2.32	(1.34)
Net income/(loss) per unit-Class 3a	—	—	0.64
Total Assets	$59,238,419	$17,425,839	$11,023,280
Total owners’ capital-Class 1	5,189,420	5,361,626	—
Total owners’ capital-Class 1a	—	—	1,913,595
Total owners’ capital-Class 2	38,231,581	5,657,562	808,363
Total owners’ capital-Class 2a	—	—	963,195
Total owners’ capital-Class 3	13,050,390	6,150,119	4,405,863
Total owners’ capital-Class 3a	—	—	1,174,511
Total net asset value per unit-Class 1	116.43	112.80	—
Total net asset value per unit-Class 1a	—	—	92.78
Total net asset value per unit-Class 2	132.94	128.78	129.56
Total net asset value per unit-Class 2a	—	—	105.67
Total net asset value per unit-Class 3	123.27	119.89	130.80
Total net asset value per unit-Class 3a	—	—	107.50

	Frontier Balanced Fund	Frontier Heritage Fund	Frontier Select Fund
Interest-net	$96,270	$1,430	$1,025
Total Expenses	4,637,078	610,757	792,796
Net gain/(loss) on investments	10,486,586	524,782	2,398,954
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	5,297,666	(301,637)	617,789
Net income/(loss) per unit-Class 1	6.77	(4.69)	3.71
Net income/(loss) per unit-Class 1AP	11.38	(1.07)	6.88
Net income/(loss) per unit-Class 2	15.30	(1.44)	9.14
Net income/(loss) per unit-Class 2a	14.17	—	—
Net income/(loss) per unit-Class 3a	14.12	—	—
Total Assets	$88,477,739	$15,420,968	$16,307,508
Total owners’ capital-Class 1	56,955,371	7,507,072	10,540,702
Total owners’ capital-Class 1AP	677,181	5,826	29,897
Total owners’ capital-Class 2	22,401,557	2,744,375	1,411,440
Total owners’ capital-Class 2a	516,256	—	—
Total owners’ capital-Class 3a	1,749,006	—	—
Total net asset value per unit-Class 1	134.80	119.58	94.06
Total net asset value per unit-Class 1AP	144.97	128.60	101.16
Total net asset value per unit-Class 2	194.99	172.10	134.25
Total net asset value per unit-Class 2a	169.05	—	—
Total net asset value per unit-Class 3a	168.49	—	—

Frontier Winton Fund
Interest-net	$7,717
Total Expenses	2,240,389
Net gain/(loss) on investments	1,071,349
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	(1,625,498)
Net income/(loss) per unit-Class 1	(9.66)
Net income/(loss) per unit-Class 1AP	(5.14)
Net income/(loss) per unit-Class 2	(6.53)
Total Assets	$41,295,183
Total owners’ capital-Class 1	20,284,935
Total owners’ capital-Class 1AP	35,478
Total owners’ capital-Class 2	11,446,113
Total net asset value per unit-Class 1	154.51
Total net asset value per unit-Class 1AP	166.17
Total net asset value per unit-Class 2	210.98

Supplementary Quarterly Financial Information

The following summarized quarterly financial information presents the Trust’s results of operations for the three-month periods ended March 31, June 30, September 30, and December 31, 2020.

	1st Quarter 2020 (unaudited)	2nd Quarter 2020 (unaudited)	3rd Quarter 2020 (unaudited)	4th Quarter 2020 (unaudited)
Frontier Diversified Fund:
Net gain (loss) on investments	(2,140,265)	(355,556)	(524,226)	454,381
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	(2,251,871)	(416,877)	(577,421)	406,859
Increase (decrease) in net asset value per Class 1 units	(21.95)	(5.06)	(7.61)	(60.28)
Increase (decrease) in net asset value per Class 2 units	(25.98)	(5.72)	(8.88)	(73.05)
Increase (decrease) in net asset value per Class 3 units	(24.22)	(5.29)	(8.26)	(68.33)
Net asset value per Class 1 units	79.15	74.09	66.48	72.68
Net asset value per Class 2 units	95.60	89.88	81.00	88.95
Net asset value per Class 3 units	89.39	84.09	75.83	83.33

Frontier Masters Fund:
Net gain (loss) on investments	10,450	(216,337)	(213,673)	59,026
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	(22,210)	(246,141)	(235,546)	40,782
Increase (decrease) in net asset value per Class 1 unit	(0.95)	(9.41)	(9.77)	(49.12)
Increase (decrease) in net asset value per Class 2 unit	(1.00)	(11.06)	(11.58)	(59.56)
Increase (decrease) in net asset value per Class 3 unit	(0.89)	(10.33)	(10.83)	(55.94)
Net asset value per Class 1 unit	71.33	61.92	52.15	55.18
Net asset value per Class 2 unit	86.18	75.13	63.55	67.54
Net asset value per Class 3 unit	80.89	70.56	59.73	63.52

Frontier Long/Short Commodity Fund:
Net gain (loss) on investments	122,801	(78,664)	(21,438)	75,640
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	113,697	(86,160)	(28,507)	69,947
Increase (decrease) in net asset value per Class 1a units	3.49	(3.11)	(44.58)	—
Increase (decrease) in net asset value per Class 2 units	7.06	(5.39)	(1.86)	(76.83)
Increase (decrease) in net asset value per Class 2a units	4.42	(3.48)	(1.11)	(49.49)
Increase (decrease) in net asset value per Class 3 units	7.36	(5.65)	(1.95)	(80.59)
Increase (decrease) in net asset value per Class 3a units	4.71	(3.64)	(1.12)	(52.17)
Net asset value per Class 1a units	47.69	44.58	—	—
Net asset value per Class 2 units	88.66	83.27	81.41	85.99
Net asset value per Class 2a units	56.98	53.49	52.39	55.29
Net asset value per Class 3 units	93.01	87.35	85.40	90.21
Net asset value per Class 3a units	60.02	56.38	55.27	58.37

Frontier Balanced Fund:
Net gain (loss) on investments	(5,418,209)	(1,064,181)	(883,217)	1,451,059
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	(5,742,717)	(1,294,507)	(1,091,190)	1,262,366
Increase (decrease) in net asset value per Class 1 units	(31.21)	(7.44)	(6.77)	(63.71)
Increase (decrease) in net asset value per Class 1AP units	(35.94)	(8.11)	(7.42)	(75.87)
Increase (decrease) in net asset value per Class 2 units	(48.45)	(10.93)	(10.02)	(102.30)
Increase (decrease) in net asset value per Class 2a units	(41.97)	(9.46)	(8.71)	(88.60)
Increase (decrease) in net asset value per Class 3a units	(41.84)	(9.43)	(8.64)	(88.39)
Net asset value per Class 1 units	86.02	78.59	71.82	8.11
Net asset value per Class 1AP units	101.87	93.76	86.34	10.47
Net asset value per Class 2 units	137.37	126.44	116.42	14.12
Net asset value per Class 2a units	119.07	109.61	100.90	12.30
Net asset value per Class 3a units	118.66	109.24	100.60	12.21

Frontier Select Fund:
Net gain (loss) on investments	81,804	(223,835)	(208,042)	168,342
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	44,689	(257,212)	(231,458)	146,347
Increase (decrease) in net asset value per Class 1 units	0.92	(6.43)	(7.69)	(48.15)
Increase (decrease) in net asset value per Class 1AP units	1.49	(7.09)	(8.70)	(57.41)
Increase (decrease) in net asset value per Class 2 units	2.21	(9.41)	(11.55)	(76.20)
Net asset value per Class 1 units	67.48	61.04	53.35	5.20
Net asset value per Class 1AP units	79.99	72.90	64.20	6.79
Net asset value per Class 2 units	106.15	96.75	85.20	9.00

Frontier Global Fund
Net gain (loss) on investments	559,705	(646,581)	(438,033)	228,054
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	473,709	(726,485)	(503,491)	171,963
Increase (decrease) in net asset value per Class 1 units	14.46	(24.30)	(17.50)	(97.46)
Increase (decrease) in net asset value per Class 1AP units	18.66	(27.73)	(19.96)	(125.39)
Increase (decrease) in net asset value per Class 2 units	22.82	(34.55)	(24.87)	(144.88)
Net asset value per Class 1 units	145.97	121.68	104.18	6.72
Net asset value per Class 1AP units	173.08	145.35	125.39	—
Net asset value per Class 2 units	215.64	181.09	156.22	11.34

Frontier Heritage Fund:
Net gain (loss) on investments	627,072	(456,221)	(208,793)	267,093
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	579,154	(598,116)	(249,732)	230,228
Increase (decrease) in net asset value per Class 1 units	16.67	(17.70)	(9.63)	(77.66)
Increase (decrease) in net asset value per Class 1AP units	21.22	(20.12)	(10.72)	(92.56)
Increase (decrease) in net asset value per Class 2 units	27.58	(26.93)	(14.34)	(123.88)
Net asset value per Class 1 units	114.21	96.51	86.88	9.22
Net asset value per Class 1AP units	135.37	115.25	104.53	11.97
Net asset value per Class 2 units	181.17	154.24	139.90	16.02

The following summarized quarterly financial information presents the Trust’s results of operations for the three-month periods ended March 31, June 30, September 30, and December 31, 2019.

	1st Quarter 2019 (unaudited)	2nd Quarter 2019 (unaudited)	3rd Quarter 2019 (unaudited)	4th Quarter 2019 (unaudited)
Frontier Diversified Fund:
Net gain (loss) on investments	(63,812)	417,973	220,974	(23,130)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	(203,945)	281,715	85,038	(132,428)
Increase (decrease) in net asset value per Class 1 units	(1.41)	1.60	0.28	(1.62)
Increase (decrease) in net asset value per Class 2 units	(1.15)	2.42	0.87	(1.40)
Increase (decrease) in net asset value per Class 3 units	(1.00)	2.34	0.88	(1.24)
Net asset value per Class 1 units	100.84	102.44	102.72	101.10
Net asset value per Class 2 units	119.69	122.11	122.98	121.58
Net asset value per Class 3 units	111.62	113.96	114.84	113.61

Frontier Masters Fund:
Net gain (loss) on investments	(98,864)	75,795	(16,448)	(343,955)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	(178,571)	14,203	(65,115)	(381,786)
Increase (decrease) in net asset value per Class 1 unit	(2.91)	(0.86)	(2.60)	(12.45)
Increase (decrease) in net asset value per Class 2 unit	(2.99)	(0.59)	(2.35)	(14.56)
Increase (decrease) in net asset value per Class 3 unit	(2.73)	(0.51)	(2.14)	(13.61)
Net asset value per Class 1 unit	88.19	87.33	84.73	72.28
Net asset value per Class 2 unit	104.69	104.10	101.75	87.18
Net asset value per Class 3 unit	98.04	97.53	95.39	81.78

Frontier Long/Short Commodity Fund:
Net gain (loss) on investments	(152,085)	123,196	(188,934)	(125,382)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	(165,401)	109,116	(202,818)	(136,980)
Increase (decrease) in net asset value per Class 1a units	(6.66)	2.72	(5.30)	(3.36)
Increase (decrease) in net asset value per Class 2 units	(5.15)	4.85	(9.76)	(7.16)
Increase (decrease) in net asset value per Class 2a units	(7.56)	3.28	(5.94)	(3.75)
Increase (decrease) in net asset value per Class 3 units	(5.41)	5.09	(10.18)	(7.52)
Increase (decrease) in net asset value per Class 3a units	(7.87)	3.50	(6.21)	(3.93)
Net asset value per Class 1a units	50.14	52.86	47.56	44.20
Net asset value per Class 2 units	93.67	98.52	88.76	81.60
Net asset value per Class 2a units	58.96	62.24	56.30	52.55
Net asset value per Class 3 units	98.25	103.34	93.16	85.64
Net asset value per Class 3a units	61.95	65.45	59.24	55.31

Frontier Balanced Fund:
Net gain (loss) on investments	(270,759)	791,404	535,720	470,817
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	(719,138)	396,022	159,305	130,022
Increase (decrease) in net asset value per Class 1 units	(2.74)	1.47	0.33	0.54
Increase (decrease) in net asset value per Class 1AP units (8)	(2.15)	2.68	1.41	1.71
Increase (decrease) in net asset value per Class 2 units	(2.90)	3.62	1.90	2.26
Increase (decrease) in net asset value per Class 2a units	(2.54)	3.22	1.58	1.97
Increase (decrease) in net asset value per Class 3a units	(2.48)	3.13	1.64	1.95
Net asset value per Class 1 units	114.89	116.36	116.69	117.23
Net asset value per Class 1AP units (8)	132.01	134.69	136.10	137.81
Net asset value per Class 2 units	178.04	181.66	183.56	185.82
Net asset value per Class 2a units	154.27	157.49	159.07	161.04
Net asset value per Class 3a units	153.78	156.91	158.55	160.50

Frontier Select Fund:
Net gain (loss) on investments	7,071	316,822	139,169	(470,201)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	(41,066)	267,785	89,687	(511,831)
Increase (decrease) in net asset value per Class 1 units	(0.65)	5.27	1.73	(11.20)
Increase (decrease) in net asset value per Class 1AP units (8)	(0.18)	6.04	2.69	(12.52)
Increase (decrease) in net asset value per Class 2 units	(0.19)	8.97	3.56	(16.58)
Net asset value per Class 1 units	70.76	76.03	77.76	66.56
Net asset value per Class 1AP units (8)	82.30	88.34	91.03	78.51
Net asset value per Class 2 units	107.99	116.96	120.52	103.94

Frontier Global Fund
Net gain (loss) on investments	364,625	468,112	491,617	(707,271)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	240,639	333,204	364,314	(816,085)
Increase (decrease) in net asset value per Class 1 units	4.76	7.31	8.38	(20.50)
Increase (decrease) in net asset value per Class 1AP units (8)	6.58	9.63	11.03	(22.73)
Increase (decrease) in net asset value per Class 2 units	8.31	12.00	13.72	(28.38)
Net asset value per Class 1 units	136.33	143.64	152.02	131.52
Net asset value per Class 1AP units (8)	156.50	166.13	177.16	154.43
Net asset value per Class 2 units	195.48	207.48	221.20	192.82

Frontier Heritage Fund:
Net gain (loss) on investments	28,075	435,107	174,413	(479,472)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	(4,056)	319,922	119,417	(455,257)
Increase (decrease) in net asset value per Class 1 units	(0.15)	9.92	3.33	(15.39)
Increase (decrease) in net asset value per Class 1AP units (8)	0.66	13.90	4.82	(17.01)
Increase (decrease) in net asset value per Class 2 units	0.93	16.50	6.52	(22.89)
Net asset value per Class 1 units	99.68	109.60	112.93	97.54
Net asset value per Class 1AP units (8)	112.44	126.34	131.16	114.15
Net asset value per Class 2 units	153.46	169.96	176.48	153.59

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Investment Transactions and Valuation

The Managing Owner has evaluated the nature and type of transactions processed and estimates that it makes in preparing the Trust’s financial statements and related disclosures and has adopted Accounting Standard Codification (“ASC”) 820, Fair Value Measurements and Disclosure, and implemented the framework for measuring fair value for assets and liabilities.

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At December 31, 2020, cash deposited at the clearing brokers was $321,638  for the Trust. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each month. Currently, with the Federal Funds target rate at 0.00 to 0.25%, this amount is estimated to be 0.00%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds and time deposits. Aggregate interest income from all sources, including US. Treasure Securities assets net of premiums and cash held at clearing brokers, of up to 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Global Fund, Frontier Select Fund and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 2a and Class 3a), Frontier Masters Fund and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 100% of the interest is retained by the respective Series. The amount reflected in the financial statements for the Trust and Series are disclosed on a net basis. Due to some classes not exceeding the 2% paid to the Managing Owner, amounts earned by those classes may be zero. Frontier Long/Short Commodity Fund Class 1a was closed effective September 30, 2020. Frontier Global Fund Class 1AP was closed effective November 18, 2020.

Approximately 10% to 30% of the Trust’s assets are expected to be committed as required margin for futures contracts and forwards and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. treasury bills in segregated accounts with the futures broker pursuant to the CEA and regulations there under. Approximately 2% to 6% of the Trust’s assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the CEA, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 64% to 88% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. federally chartered banks. As of December 31, 2020, total cash and cash equivalents held at banking institutions were $87,715 for the Frontier Diversified Fund, $93,327 for the Frontier Long/Short Commodity Fund, $4,771 for the Frontier Masters Fund, $261,803 for the Frontier Balanced Fund, $0 for the Frontier Select Fund, $5,694 for the Frontier Global Fund, and $15,156 for the Frontier Heritage Fund.

As a commodity pool, the Trust has large cash positions. Such cash positions are used to pay margin for the trading of futures, forwards and options, and also to pay redemptions. Generally, the Trust has not been forced to liquidate positions to fund redemptions. As of December 31, 2020, the redemptions payable were $38,128 for the Frontier Masters Fund. During the year ended December 31, 2020, the Trust was able to pay all redemptions.

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

In addition to market risk, trading futures forward and swap contracts entails credit risk which is the risk that a counterparty will not be able to meet its obligations to a Trading Company. The counterparty for futures contracts traded in the U.S. and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions. Some non-U.S. exchanges, in contrast to U.S. exchanges are principals’ markets in which performance is the responsibility only of the individual counterparty with whom the Trading Company has entered into the transaction and not of the exchange or clearing corporation. In these kinds of markets, there is risk of bankruptcy or other failure or refusal to perform by the counterparty.

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

Results of Operations for the Twelve Months Ended December 31, 2020

Series Returns and Other Information

The returns for each Series and Class of Units for the twelve months ended December 31, 2020, and related information, are discussed below. The activities of the Trust on a consolidated basis are explained through the activity of the underlying Series. Please refer to the discussion of the Series activities in relation to the Trust on a consolidated basis.

Each Series had exposure to commodity interest positions within one or more sectors during fiscal 2020. The performance of each Series was impacted over the course of the year by, among other things, the relative performance of the relevant sector or sectors and the commodities within those sectors, the changing allocations among, and the specific positions taken by, the Series’ Trading Advisors in, the relevant sector(s) and commodities, and the timing of entries and exits. For each of the Series, a sector attribution chart has been included at the end of the relevant discussion. Each chart depicts the performance of the relevant Series’ positions within each of the relevant sectors (determined by the Managing Owner using monthly gross return and NAV figures, with various adjustments to net out a proportional allocation of the fees and expenses chargeable to the Series) during the fourth quarter (except as otherwise noted) and for the full calendar year. Charts depicting the performance of the various Series’ positions within each of the relevant sectors during the prior three quarters were included in the Trust’s quarterly reports on Form 10-Q previously filed.

During the periods covered by this report, for a Series that was invested in a swap, a trading advisor did not receive any management fees directly from the Series for such swap, and instead the relevant trading advisor received compensation via the fees embedded in the swap. In each case, the embedded management fee was accrued on the relevant notional amount of the swap.

The swaps owned by Frontier Heritage Fund and Frontier Select Fund (through its investment in an unconsolidated trading company) were terminated effective May 30, 2020, and the swaps owned by Frontier Balanced Fund, Frontier Long/Short Commodity Fund and Frontier Diversified Fund were terminated effective December 21, 2020.

Frontier Diversified Fund

2020

The Frontier Diversified Fund – Class 1 NAV lost 28.11% for the twelve months ended December 31, 2020, net of fees and expenses; the Frontier Diversified Fund – Class 2 NAV lost 26.84% for the twelve months ended December 31, 2020 net of fees and expenses; the Frontier Diversified Fund – Class 3 NAV lost 26.65% for the twelve months ended December 31, 2020 net of fees and expenses. For the twelve months ended December 31, 2020 the Frontier Diversified Fund recorded a net loss on investments of $2,565,666, net investment loss of $273,644 and total expenses of $274,085, resulting in a net decrease in owners’ capital from operations attributable to controlling interests of $2,839,310. The NAV per Unit, Class 1, decreased from $101.10 at December 31, 2019, to $72.68 as of December 31, 2020. The NAV per Unit, Class 2, decreased from $121.58 at December 31, 2019, to $88.95 as of December 31, 2020. The NAV per Unit, Class 3, decreased from $113.61 at December 31, 2019, to $83.33 as of December 31, 2020. Total Class 1 subscriptions and redemptions for the period were $0 and $0 respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $3,958,812, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $1,018,527, respectively. There were inter-class transfers of $987,405 from Class 1 to Class 3 for the period. Ending capital at December 31, 2020, is $154,260 for Class 1 and $466,224 for Class 2 and $3,562,487 for Class 3.

During the periods covered by this report, the Frontier Diversified Fund invested in one or more swaps. The swap owned by the Frontier Diversified Fund was terminated effective December 21, 2020. To the extent that the Series invested in a swap, the swap referenced an index, consisting of the performance realized on the trading program of one or more commodity trading advisors.  Such performance was net of management fees and incentive fees paid to the underlying commodity trading advisor(s), brokerage fees and certain other related fees and charges, and therefore these fees were said to be embedded.

The aggregate fees embedded in a swap were provided for in the index description for the relevant swap.  In addition to the management fee and incentive fee for the commodity trading advisor(s) (the “CTA Fees”), each index provided for the deduction of a management fee to the counterparty for the swap.  The counterparty management fee was determined based on the management fee spread set forth in the index description, while the CTA Fees were based on a percentage of the assets managed by each trading advisor and new trading profits, respectively, and were set forth in the reports delivered to the Series by the counterparty.  In addition to the counterparty management fee and the CTA Fees, the underlying transactions executed by the commodity trading advisors may have been subject to the deduction of certain prime brokerage, exchange and other related fees and charges, each of which were reflected in the transaction values, and consequently the value of the index.

The management fees payable to the underlying commodity trading advisor(s) comprising the index referenced in the swaps was 1.00% per annum of notional assets. The incentive fees payable to the underlying commodity trading advisor(s) comprising the index referenced in the swaps ranged from 20% to 25% of new net trading profits on a monthly or quarterly basis. To the extent that there were embedded management fees and incentive fees incurred in a swap investment, the Managing Owner waived any management and incentive fees to which it was otherwise entitled. The management and incentive fees embedded in a swap may have been higher or lower than the management and incentive fees that would have otherwise been charged to a Series by the Managing Owner.

During the periods covered by this report, the management fee embedded in swaps owned by Frontier Diversified Fund was 1.00% per annum, and the managing owner waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded management fee was accrued on the relevant notional amount of the swap.

Based on an analysis of the management fees charged to Frontier Diversified Fund, the effective management fee rate of the Series was higher than the management fee rate otherwise payable to the Managing Owner for the year ended December 31, 2020.  The effective management fee rate for the Series was calculated for the period covered by the Form 10-K by dividing the aggregate management fees paid by such Series (whether directly to the Managing Owner, or as an embedded management fee paid to a third-party commodity trading advisor) by the aggregate assets on which such management fees were paid.  For the period ended December 31, 2020, the effective management fee rate of Frontier Diversified Fund was 0.78%, compared to a management fee payable to the Managing Owner of 0.75%. For the year ended December 31, 2020, the management and incentive fees embedded in gains (losses) from trading companies owned by Frontier Diversified Fund was $27,253.

The Frontier Diversified Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors.

Sector Attribution for the Frontier Diversified Fund

Frontier Diversified Fund Class 1 Sector Attributions
Q4 2020 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2020
YTD

Frontier Diversified Fund Class 2 Sector Attributions
Q4 2020 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2020
YTD

Frontier Diversified Fund Class 3 Sector Attributions
Q4 2020 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2020
YTD

Frontier Diversified Fund Class 1 Major Advisors Performance
Q4 2020 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Aspect Capital Ltd
Crabel
Doherty
Emil Van Essen
Fort LP (GC)
H2O
John Locke
QIM
Quest Partners
Welton
Non-Major Advisors
Q4 2020
YTD

Frontier Diversified Fund Class 2 Major Advisors Performance
Q4 2020 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Aspect Capital Ltd
Crabel
Doherty
Emil Van Essen
Fort LP (GC)
H2O
John Locke
QIM
Quest Partners
Welton
Non-Major Advisors
Q4 2020
YTD

Frontier Diversified Fund Class 3 Major Advisors Performance
Q4 2020 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Aspect Capital Ltd
Crabel
Doherty
Emil Van Essen
Fort LP (GC)
H2O
John Locke
QIM
Quest Partners
Welton
Non-Major Advisors
Q4 2020
YTD

Four of the six sectors traded in the Frontier Diversified Fund were profitable in Q4 2020. Metals, Currencies, Agriculturals and Stock Indices were positive while Energies and Interest Rates were negative for the quarter.

Metals were positive year-to-date (“YTD”) while Currencies, Energies, Agriculturals, Interest Rates and Stock Indices were negative YTD.

In terms of major CTA performance, six of the eight major CTAs in the Frontier Diversified Fund were profitable in Q4 2020. Aspect, Fort, H2O, QIM, Quest and Welton finished positive for the quarter. Crabel and John Locke finished negative for the quarter. In terms of YTD performance Doherty, Quest and Welton were positive YTD while Aspect, Crabel, Emil Van Essen, Fort, H2O, John Locke and QIM were negative YTD.

Frontier Long/Short Commodity Fund

2020

The Frontier Long/Short Commodity Fund – Class 2 NAV gained 5.38% for the twelve months ended December 31, 2020, net of fees and expenses; the Frontier Long/Short Commodity Fund – Class 3 NAV gained 5.33% for the twelve months ended December 31, 2020, net of fees and expenses; the Frontier Long/Short Commodity Fund – Class 1a NAV lost 1.63% for the twelve months ended December 31, 2020, net of fees and expenses; the Frontier Long/Short Commodity Fund – Class 2a NAV gained 5.20% for the twelve months ended December 31, 2020, net of fees and expenses; the Frontier Long/Short Commodity Fund – Class 3a NAV gained 5.52% for the twelve months ended December 31, 2020, net of fees and expenses.

For the twelve months ended December 31, 2020, the Frontier Long/Short Commodity Fund recorded net gain on investments of $98,339, net investment loss of $29,362, and total expenses of $33,372, resulting in a net increase in owners’ capital from operations attributable to controlling interests of $68,977. The NAV per Unit, Class 2, increased from $81.60 at December 31, 2019, to $85.99 as of December 31, 2020. The NAV per Unit, Class 3, increased from $85.64 at December 31, 2019, to $90.21 as of December 31, 2020. The NAV per Unit, Class 1a, decreased from $44.20 at December 31, 2019, to $0 as of December 31, 2020.  The NAV per Unit, Class 2a, increased from $52.55 at December 31, 2019, to $55.29 as of December 31, 2020. The NAV per Unit, Class 3a, increased from $55.31 at December 31, 2019, to $58.38 as of December 31, 2020. Total Class 2 subscriptions and redemptions for the twelve months were $0 and $8,467, respectively. Total Class 3 subscriptions and redemptions for the twelve months were $0 and $66,892, respectively. Total Class 1a subscriptions and redemptions for the twelve months were $0 and $11,267, respectively. Total Class 2a subscriptions and redemptions for the twelve months were $0 and $1,193, respectively. Total Class 3a subscriptions and redemptions for the twelve months were $0 and $13,411, respectively. There were inter-class transfers of $11,267 from Class 1a to Class 3a for the period. Ending capital at December 31, 2020, is $34,273 for Class 2, $976,771 for Class 3, $0 for Class 1a, $84,857 for Class 2a and $217,402 for Class 3a.

During the periods covered by this report, the Frontier Long/Short Commodity Fund invested in one or more swaps. The swap owned by the Frontier Long/Short Commodity Fund was terminated effective December 21, 2020. To the extent that the Series invested in a swap, the swap referenced an index, consisting of the performance realized on the trading program of one or more commodity trading advisors.  Such performance was net of management fees and incentive fees paid to the underlying commodity trading advisor(s), brokerage fees and certain other related fees and charges, and therefore these fees were said to be embedded.

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

The management fees payable to the underlying commodity trading advisor(s) comprising the index referenced in the swaps was 1.50% per annum of notional assets. The incentive fees payable to the underlying commodity trading advisor(s) comprising the index referenced in the swaps was 25% of new net trading profits on a monthly or quarterly basis. To the extent that there were embedded management fees and incentive fees incurred in a swap investment, the Managing Owner waived any management and incentive fees to which it was otherwise entitled.  The management and incentive fees embedded in a swap may have been higher or lower than the management and incentive fees that would have otherwise been charged to a Series by the Managing Owner.

During the periods covered by this report, the management fee embedded in swaps owned by Frontier Long/Short Commodity Fund was 1.50% per annum, and the managing owner waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded management fee was accrued on the relevant notional amount of the swap.

Based on an analysis of the management fees charged to Frontier Long/Short Commodity Fund, the effective management fee rate of the Series was lower than the management fee rate otherwise payable to the Managing Owner for the year ended December 31, 2020.  The effective management fee rate for the Series was calculated for the period covered by the Form 10-K by dividing the aggregate management fees paid by such Series (whether directly to the Managing Owner, or as an embedded management fee paid to a third-party commodity trading advisor) by the aggregate assets on which such management fees were paid.  For the period ended December 31, 2020, the effective management fee rate of Frontier Long/Short Commodity Fund was 1.83%, compared to a management fee payable to the Managing Owner of 2.00%. For the year ended December 31, 2020, the management and incentive fees embedded in gains (losses) from trading companies owned by Frontier Long/Short Commodity Fund was $57,039.

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

Sector Attribution for the Frontier Long/Short Commodity Fund

Frontier Long/Short Commodity Fund Class 1A Sector Attributions
Q4 2020 and YTD
2.50%
2.00%
1.50%
1.00%
0.50%
0.00%
-0.50%
-1.00%
-1.50%
-2.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q4 2020
YTD

Frontier Long/Short Commodity Fund Class 2 Sector Attributions
Q4 2020 and YTD
6.00%
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q4 2020
YTD

Frontier Long/Short Commodity Fund Class 2A Sector Attributions
Q4 2020 and YTD
6.00%
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q4 2020
YTD

Frontier Long/Short Commodity Fund Class 3 Sector Attributions
Q4 2020 and YTD
6.00%
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q4 2020
YTD

Frontier Long/Short Commodity Fund Class 3A Sector Attributions
Q4 2020 and YTD
6.00%
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q4 2020
YTD

Frontier Long/Short Commodity Fund Class 1A
Major Advisors Performance
Q4 2020 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Emil Van Essen
JE Moody
Rosetta
Welton
Non-Major Advisors
Q4 2020
YTD

Frontier Long/Short Commodity Fund Class 2
Major Advisors Performance
Q4 2020 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Emil Van Essen
JE Moody
Rosetta
Welton
Non-Major Advisors
Q4 2020
YTD

Frontier Long/Short Commodity Fund Class 2A
Major Advisors Performance
Q4 2020 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Emil Van Essen
JE Moody
Rosetta
Welton
Non-Major Advisors
Q4 2020
YTD

Frontier Long/Short Commodity Fund Class 3
Major Advisors Performance
Q4 2020 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Emil Van Essen
JE Moody
Rosetta
Welton
Non-Major Advisors
Q4 2020
YTD

Frontier Long/Short Commodity Fund Class 3A
Major Advisors Performance
Q4 2020 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Emil Van Essen
JE Moody
Rosetta
Welton
Non-Major Advisors
Q4 2020
YTD

All of the seven sectors traded in the Frontier Long/Short Commodity Fund were profitable in Q4 2020. Energies, Base Metals, Grains, Meats, Precious Metals, Softs and Financials finished positive for the quarter. There were no negative sectors for the quarter.

Energies, Base Metals, Grains, Meats, Precious Metals and Financials were positive YTD. Softs were negative YTD.

In terms of major CTA performance, Rosetta and Welton finished positive for the quarter while JE Moody was negative for the quarter.

In terms of YTD performance, JE Moody and Welton were positive YTD while Emil Van Essen and Rosetta were negative YTD.

Frontier Masters Fund

2020

The Frontier Masters Fund – Class 1 NAV lost 23.66% for the twelve months ended December 31, 2020, net of fees and expenses, the Frontier Masters Fund – Class 2 NAV lost 22.53% for the twelve months ended December 31, 2020, net of fees and expenses, the Frontier Masters Fund – Class 3 NAV lost 22.33% for the twelve months ended December 31, 2020, net of fees and expenses.

For the twelve months ended December 31, 2020 the Frontier Masters Fund recorded a net loss on investments of $360,534, net investment loss of $102,581, and total expenses of $105,057, resulting in a net decrease in owners’ capital from operations attributable to controlling interests of $463,115. The NAV per Unit, Class 1, decreased from $72.28 at December 31, 2019, to $55.18 as of December 31, 2020. The NAV per Unit, Class 2, decreased from $87.18 at December 31, 2019, to $67.54 as of December 31, 2020. The NAV per Unit, Class 3 decreased from $81.78 at December 31, 2019 to $63.52 as of December 31, 2020. Total Class 1 subscriptions and redemptions for the twelve months were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the twelve months were $0 and $383,278, respectively. Total Class 3 subscriptions and redemptions for the twelve months were $0 and $398,119, respectively. Ending capital at December 31, 2020, was $9,740 for Class 1, $263,938 for Class 2 and $719,849 for Class 3.

The Frontier Masters Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, Hybrids and Commodities sectors.

Sector Attribution for the Frontier Masters Fund

Frontier Masters Fund Class 1 Sector Attributions
Q4 2020 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2020
YTD

Frontier Masters Fund Class 2 Sector Attributions
Q4 2020 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2020
YTD

Frontier Masters Fund Class 3 Sector Attributions
Q4 2020 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2020
YTD

Frontier Masters Fund Class 1 Major Advisors Performance
Q4 2020 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Aspect Capital Ltd
Doherty
Emil Van Essen
John Locke
Transtrend
Welton
Q4 2020
YTD

Frontier Masters Fund Class 2 Major Advisors Performance
Q4 2020 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Aspect Capital Ltd
Doherty
Emil Van Essen
John Locke
Transtrend
Welton
Q4 2020
YTD

Frontier Masters Fund Class 3 Major Advisors Performance
Q4 2020 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Aspect Capital Ltd
Doherty
Emil Van Essen
John Locke
Transtrend
Welton
Q4 2020
YTD

Four of the six sectors traded in the Frontier Masters Fund were profitable in Q4 2020. Metals, Currencies, Agriculturals and Stock Indices were positive while Energies and Interest Rates were negative for the quarter.

Interest Rates were positive YTD while Metals, Currencies, Agriculturals, Energies and Stock Indices were negative.

In terms of major CTA performance, Aspect and Welton finished positive for the quarter while John Locke was negative during the quarter. In terms of YTD performance, Welton was positive while Aspect, Doherty, Emil Van Essen, John Locke and Transtrend were negative YTD.

Frontier Balanced Fund

2020

The Frontier Balanced Fund – Class 1 NAV lost 31.82% for the twelve months ended December 31, 2020, net of fees and expenses; The Frontier Balanced Fund – Class 1AP NAV lost 29.75% for the twelve months ended December 31, 2020, net of fees and expenses; the Frontier Balanced Fund – Class 2 NAV lost 29.75% for the twelve months ended December 31, 2020, net of fees and expenses; the Frontier Balanced Fund – Class 2a NAV lost 29.71% for the twelve months ended December 31, 2020, net of fees and expenses; the Frontier Balanced Fund – Class 3a NAV lost 29.71% for the twelve months ended December 31, 2020, net of fees and expenses.

For the twelve months ended December 31, 2020, the Frontier Balanced Fund recorded net loss on investments of $5,914,548, net investment loss of $951,500, and total expenses of $957,961, resulting in a net decrease in owners’ capital from operations attributable to controlling interests of $6,866,047. The NAV per Unit, Class 1, decreased from $117.23 at December 31, 2019, to $79.93 as of December 31, 2020. The NAV per Unit, Class 1AP, decreased from $137.81 at December 31, 2019, to $96.81 as of December 31, 2020. The NAV per Unit, Class 2, decreased from $185.82 at December 31, 2019, to $130.54 as of December 31, 2020. For Class 2a, the NAV per Unit decreased from $161.04 at December 31, 2019, to $113.20 as of December 31, 2020. For Class 3a, the NAV per Unit decreased from $160.50 at December 31, 2019, to $112.81 as of December 31, 2020. Total Class 1 subscriptions and redemptions for the twelve months were $0 and $2,911,348, respectively. Total Class 1AP subscriptions and redemptions for the twelve months were $0 and $54,192, respectively. Total Class 2 subscriptions and redemptions for the twelve months were $0 and $400,453, respectively. Total Class 2a subscriptions and redemptions for the twelve months were $0 and $29,800, respectively. Total Class 3a subscriptions and redemptions for the twelve months were $0 and $121,641, respectively. Ending capital at December 31, 2020, was $9,430,532 for Class 1, $108,053 for Class 1 AP, $1,958,169 for Class 2, $106,377 for Class 2a and $507,148 for Class 3a.

During the periods covered by this report, the Frontier Balanced Fund invested in one or more swaps. The swap owned by the Frontier Balanced Fund was terminated effective December 21, 2020. To the extent that the Series invested in a swap, the swap referenced an index, consisting of the performance realized on the trading program of one or more commodity trading advisors.  Such performance was net of management fees and incentive fees paid to the underlying commodity trading advisor(s), brokerage fees and certain other related fees and charges, and therefore these fees were said to be embedded.

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

The management fees payable to the underlying commodity trading advisor(s) comprising the index referenced in the swaps was 1.00% per annum of notional assets. The incentive fees payable to the underlying commodity trading advisor(s) comprising the index referenced in the swaps ranged from 20% to 25% of new net trading profits on a monthly or quarterly basis. To the extent that there were embedded management fees and incentive fees incurred in a swap investment, the Managing Owner waived any management and incentive fees to which it was otherwise entitled.  The management and incentive fees embedded in a swap may have been higher or lower than the management and incentive fees that would have otherwise been charged to a Series by the Managing Owner.

During the periods covered by this report, the management fee embedded in swaps owned by Frontier Balanced Fund was 1.00% per annum, and the managing owner waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded management fee was accrued on the relevant notional amount of the swap.

Based on an analysis of the management fees charged to Frontier Balanced Fund, the effective management fee rate of the Series was higher than the management fee rate otherwise payable to the Managing Owner for the year ended December 31, 2020.  The effective management fee rate for the Series was calculated for the period covered by the Form 10-K by dividing the aggregate management fees paid by such Series (whether directly to the Managing Owner, or as an embedded management fee paid to a third-party commodity trading advisor) by the aggregate assets on which such management fees were paid.  For the period ended December 31, 2020, the effective management fee rate of Frontier Balanced Fund was 0.56%, compared to a management fee payable to the Managing Owner of 0.56%. For the year ended December 31, 2020, the management and incentive fees embedded in gains (losses) from trading companies owned by Frontier Balanced Fund was $62,086.

The Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors.

Sector Attribution for the Frontier Balanced Fund

Frontier Balanced Fund Class 1 Sector Attributions
Q4 2020 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2020
YTD

Frontier Balanced Fund Class 1AP Sector Attributions
Q4 2020 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2020
YTD

Frontier Balanced Fund Class 2 Sector Attributions
Q4 2020 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2020
YTD

Frontier Balanced Fund Class 2A Sector Attributions
Q4 2020 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2020
YTD

Frontier Balanced Fund Class 3A Sector Attributions
Q4 2020 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2020
YTD

Frontier Balanced Fund Class 1 Major Advisors Performance
Q4 2020 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
Aspect Capital Ltd
Crabel
Doherty
Emil Van Essen
Fort LP (GC)
H2O AM
John Locke
QIM
Welton
Wimmer Horizon
Non-Major Advisors
Q4 2020
YTD

Frontier Balanced Fund Class 1AP Major Advisors Performance
Q4 2020 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
Aspect Capital Ltd
Crabel
Doherty
Emil Van Essen
Fort LP (GC)
H2O AM
John Locke
QIM
Welton
Wimmer Horizon
Non-Major Advisors
Q4 2020
YTD

Frontier Balanced Fund Class 2 Major Advisors Performance
Q4 2020 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
Aspect Capital Ltd
Crabel
Doherty
Emil Van Essen
Fort LP (GC)
H2O AM
John Locke
QIM
Welton
Wimmer Horizon
Non-Major Advisors
Q4 2020
YTD

Frontier Balanced Fund Class 2A Major Advisors Performance
Q4 2020 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
Aspect Capital Ltd
Crabel
Doherty
Emil Van Essen
Fort LP (GC)
H2O AM
John Locke
QIM
Welton
Wimmer Horizon
Non-Major Advisors
Q4 2020
YTD

Frontier Balanced Fund Class 3A Major Advisors Performance
Q4 2020 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
Aspect Capital Ltd
Crabel
Doherty
Emil Van Essen
Fort LP (GC)
H2O AM
John Locke
QIM
Welton
Wimmer Horizon
Non-Major Advisors
Q4 2020
YTD

Four of the six sectors traded in the Frontier Balanced Fund were profitable in Q4 2020. Metals, Currencies, Agriculturals and Stock Indices were positive while Energies and Interest Rates were negative for the quarter.

Metals, Energies and Agriculturals were positive YTD while Currencies, Interest Rates and Stock Indices were negative YTD.

In terms of major CTA performance, Aspect, Fort, H2O, QIM, Welton and Wimmer Horizon finished positive for the quarter. Crabel and John Locke finished negative for the quarter. Welton and Wimmer Horizon were positive YTD while Aspect, Crabel, Doherty, Emil Van Essen, Fort, H2O, John Locke and QIM were negative YTD.

Frontier Select Fund

2020

The Frontier Select Fund – Class 1 NAV lost 12.03% for the twelve months ended December 31, 2020, net of fees and expenses; The Frontier Select Fund – Class 1AP NAV lost 9.58% for the twelve months ended December 31, 2020, net of fees and expenses; the Frontier Select Fund – Class 2 NAV lost 9.37% for the twelve months ended December 31, 2020, net of fees and expenses.

For the twelve months ended December 31, 2020, the Frontier Select Fund recorded net loss on investments of $181,731, net investment loss of $115,903, and total expenses of $115,903, resulting in a net decrease in owners’ capital from operations attributable to controlling interests of $297,634. The NAV per Unit, Class 1, decreased from $66.56 at December 31, 2019, to $58.55 as of December 31, 2020. The NAV per Unit, Class 1AP, decreased from $78.51 at December 31, 2019, to $70.99 as of December 31, 2020. The NAV per Unit, Class 2, decreased from $103.94 at December 31, 2019, to $94.20 as of December 31, 2020. Total Class 1 subscriptions and redemptions for the twelve months ended December 31, 2020, were $0 and $850,467, respectively. Total Class 1AP subscriptions and redemptions for the twelve months ended December 31, 2020, were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the twelve months ended December 31, 2020, were $0 and $15,398, respectively. Ending capital, at December 31, 2020, was $1,575,328 for Class 1, $9,821 for Class 1AP, and $67,979 for Class 2.

During the periods covered by this report, the Frontier Select Fund invested in one or more swaps. The swap owned by the Frontier Select Fund was terminated effective May 30, 2020. To the extent that the Series invested in a swap, the swap referenced an index, consisting of the performance realized on the trading program of one or more commodity trading advisors.  Such performance was net of management fees and incentive fees paid to the underlying commodity trading advisor(s), brokerage fees and certain other related fees and charges, and therefore these fees were said to be embedded.

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

The management fees payable to the underlying commodity trading advisor(s) comprising the index referenced in the swaps was 1.00% per annum of notional assets. The incentive fees payable to the underlying commodity trading advisor(s) comprising the index referenced in the swaps was 15% of new net trading profits on a monthly or quarterly basis. To the extent that there were embedded management fees and incentive fees incurred in a swap investment, the Managing Owner waived any management and incentive fees to which it was otherwise entitled.  The management and incentive fees embedded in a swap may have been higher or lower than the management and incentive fees that would have otherwise been charged to a Series by the Managing Owner.

During the periods covered by this report, the management fee embedded in swaps owned by Frontier Select Fund was 1.00% per annum, and the managing owner waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded management fee was accrued on the relevant notional amount of the swap.

Based on an analysis of the management fees charged to Frontier Select Fund, the effective management fee rate of the Series was lower than the management fee rate otherwise payable to the Managing Owner for the year ended December 31, 2020.  The effective management fee rate for the Series was calculated for the period covered by the Form 10-K by dividing the aggregate management fees paid by such Series (whether directly to the Managing Owner, or as an embedded management fee paid to a third-party commodity trading advisor) by the aggregate assets on which such management fees were paid.  For the period ended December 31, 2020, the effective management fee rate of Frontier Select Fund was 2.18%, compared to a management fee payable to the Managing Owner of 2.50%. For the year ended December 31, 2020, the management and incentive fees embedded in gains (losses) from trading companies owned by Frontier Select Fund was $7,341.

The Frontier Select Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, Hybrids and Commodities sectors.

Sector Attribution for the Frontier Select Fund

Frontier Select Fund Class 1 Sector Attributions
Q4 2020 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2020
YTD

Frontier Select Fund Class 1AP Sector Attributions
Q4 2020 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2020
YTD

Frontier Select Fund Class 2 Sector Attributions
Q4 2020 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2020
YTD

Frontier Select Fund Class 1 Major Advisor Performance
Q4 2020 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Brevan Howard
Doherty
John Locke
Transtrend
Welton
Q4 2020
YTD

Frontier Select Fund Class 1AP Major Advisor Performance
Q4 2020 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Brevan Howard
Doherty
John Locke
Transtrend
Welton
Q4 2020
YTD

Frontier Select Fund Class 2 Major Advisor Performance
Q4 2020 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Brevan Howard
Doherty
John Locke
Transtrend
Welton
Q4 2020
YTD

Four of the six sectors traded in the Frontier Select Fund were profitable in Q4 2020. Metals, Currencies, Interest Rates, Agriculturals and Stock Indices were positive while Energies and Interest Rates were negative for the quarter.

Metals, Energies and Interest Rates were positive YTD while Currencies, Agriculturals and Stock Indices were negative YTD.

In terms of major CTA performance Welton finished positive for the quarter while John Locke finished the quarter negative. Doherty and Welton were positive for the year while Brevan Howard, John Locke and Transtrend finished the year negative.

Frontier Global Fund

2020

The Frontier Global Fund– Class 1 NAV lost 15.68% for the twelve months ended December 31, 2020, net of fees and expenses; The Frontier Global Fund– Class 1AP NAV lost 23.34% for the twelve months ended December 31, 2020, net of fees and expenses; the Frontier Global Fund– Class 2 NAV lost 13.10% for the twelve months ended December 31, 2020, net of fees and expenses.

For the twelve months ended December 31, 2020, the Frontier Global Fund recorded net loss on investments of $296,855, net investment loss of $287,449, and total expenses of $287,449, resulting in a net decrease in owners’ capital from operations attributable to controlling interests of $584,304. The NAV per Unit, Class 1, decreased from $131.52 at December 31, 2019 to $110.90 as of December 31, 2020. The NAV per Unit, Class 1AP, decreased from $154.43 at December 31, 2019 to $0 as of December 31, 2020. The NAV per Unit, Class 2, decreased from $192.82 at December 31, 2019, to $167.56 as of December 31, 2020. Total Class 1 subscriptions and redemptions for the year were $0 and $1,174,215, respectively. Total Class 1AP subscriptions and redemptions for the year were $0 and $25,277, respectively. Total Class 2 subscriptions and redemptions for the year were $0 and $133,801, respectively. Ending capital, at December 31, 2020, was $2,741,972 for Class 1, $0 for Class 1AP and $188,677 for Class 2.

The Frontier Global Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors.

Sector Attribution for the Frontier Global Fund

Frontier Global Fund Class 1 Sector Attributions
Q4 2020 and YTD
30.00%
20.00%
10.00%
0.00%
-10.00%
-20.00%
-30.00%
-40.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2020
YTD

Frontier Global Fund Class 1AP Sector Attributions
Q4 2020 and YTD
30.00%
20.00%
10.00%
0.00%
-10.00%
-20.00%
-30.00%
-40.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2020
YTD

Frontier Global Fund Class 2 Sector Attributions
Q4 2020 and YTD
30.00%
20.00%
10.00%
0.00%
-10.00%
-20.00%
-30.00%
-40.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2020
YTD

Three of the six sectors traded in the Frontier Global Fund were profitable in Q4 2020. Metals, Currencies and Agriculturals were positive while Energies, Interest Rates and Stock Indices were negative for the quarter.

Interest Rates were positive YTD while Metals, Currencies, Energies, Agriculturals and Stock Indices were negative YTD.

Frontier Heritage Fund

2020

The Frontier Heritage Fund – Class 1 NAV lost 1.47% for the twelve months ended December 31, 2020, net of fees and expenses; The Frontier Heritage Fund – Class 1AP NAV gained 2.06% for the twelve months ended December 31, 2020, net of fees and expenses; the Frontier Heritage Fund – Class 2 NAV gained 1.51% for the twelve months ended December 31, 2020, net of fees and expenses. For the twelve months ended December 31, 2020, the Frontier Heritage Fund recorded net gain on investments of $229,152, net investment loss of $171,702, and total expenses of $171,702, resulting in a net decrease in owners’ capital from operations of $38,465, after non-controlling interest of $95,915. The NAV per Unit, Class 1, decreased from $97.54 at December 31, 2019, to $96.10 as of December 31, 2020. The NAV per Unit, Class 1AP, increased from $114.15 at December 31, 2019, to $116.50 as of December 31, 2020. The NAV per Unit, Class 2, increased from $153.59 at December 31, 2019, to $155.92 as of December 31, 2020. Total Class 1 subscriptions and redemptions for the twelve months were $0 and $94,455, respectively. Total Class 1AP subscriptions and redemptions for the twelve months were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the twelve months were $0 and $307,812, respectively. Ending capital, at December 31, 2020, was $2,169,152 for Class 1, $8,460 for Class 1AP and $207,670 for Class 2.

During the periods covered by this report, the Frontier Heritage Fund invested in one or more swaps. The swap owned by the Frontier Heritage Fund was terminated effective May 30, 2020. To the extent that the Series invested in a swap, the swap referenced an index, consisting of the performance realized on the trading program of one or more commodity trading advisors.  Such performance was net of management fees and incentive fees paid to the underlying commodity trading advisor(s), brokerage fees and certain other related fees and charges, and therefore these fees were said to be embedded.

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

The management fees payable to the underlying commodity trading advisor(s) comprising the index referenced in the swaps was 1.00% per annum of notional assets. The incentive fees payable to the underlying commodity trading advisor(s) comprising the index referenced in the swaps was 15% of new net trading profits on a monthly or quarterly basis. To the extent that there were embedded management fees and incentive fees incurred in a swap investment, the Managing Owner waived any management and incentive fees to which it was otherwise entitled.  The management and incentive fees embedded in a swap may have been higher or lower than the management and incentive fees that would have otherwise been charged to a Series by the Managing Owner.

During the periods covered by this report, the management fee embedded in swaps owned by Frontier Heritage Fund was 1.00% per annum, and the managing owner waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded management fee was accrued on the relevant notional amount of the swap.

Based on an analysis of the management fees charged to Frontier Heritage Fund, the effective management fee rate of the Series was lower than the management fee rate otherwise payable to the Managing Owner for the year ended December 31, 2020.  The effective management fee rate for the Series was calculated for the period covered by the Form 10-K by dividing the aggregate management fees paid by such Series (whether directly to the Managing Owner, or as an embedded management fee paid to a third-party commodity trading advisor) by the aggregate assets on which such management fees were paid.  For the period ended December 31, 2020, the effective management fee rate of Frontier Heritage Fund was 2.35%, compared to a management fee payable to the Managing Owner of 2.50%. For the year ended December 31, 2020, the management and incentive fees embedded in gains (losses) from trading companies owned by Frontier Heritage Fund was $8,800.

The Frontier Heritage Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors.

Sector Attribution for the Frontier Heritage Fund

Frontier Heritage Fund Class 1 Sector Attributions
Q4 2020 and YTD
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2020
YTD

Frontier Heritage Fund Class 1AP Sector Attributions
Q4 2020 and YTD
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2020
YTD

Frontier Heritage Fund Class 2 Sector Attributions
Q4 2020 and YTD
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2020
YTD

Frontier Heritage Fund Class 1 Major Advisors Performance
Q4 2020 and YTD
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Aspect Capital Ltd
Brevan Howard
Welton
Q4 2020
YTD

Frontier Heritage Fund Class 1AP Major Advisors Performance
Q4 2020 and YTD
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
Aspect Capital Ltd
Brevan Howard
Welton
Q4 2020
YTD

Frontier Heritage Fund Class 2 Major Advisors Performance
Q4 2020 and YTD
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
Aspect Capital Ltd
Brevan Howard
Welton
Q4 2020
YTD

Four of the six sectors traded in the Frontier Heritage Fund were profitable in Q4 2020. Metals, Currencies, Agriculturals and Stock Indices were positive while Energies and Interest Rates were negative for the quarter.

Metals, Energies and Interest Rates were positive YTD while Currencies, Agriculturals and Stock Indices were negative YTD.

In terms of major CTA performance, Aspect and Welton finished positive for the quarter, while no CTA’s finished the quarter negative. Welton was positive for the year while Aspect and Brevan Howard finished negative.

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

Frontier Diversified Fund

2019

The Frontier Diversified Fund – Class 1 NAV lost 1.12% for the twelve months ended December 31, 2019, net of fees and expenses; the Frontier Diversified Fund – Class 2 NAV gained 0.61% for the twelve months ended December 31, 2019 net of fees and expenses; the Frontier Diversified Fund – Class 3 NAV gained 0.87% for the twelve months ended December 31, 2019 net of fees and expenses. For the twelve months ended December 31, 2019, the Frontier Diversified Fund recorded a net gain on investments of $552,005, net investment loss of $521,625 and total expenses of $540,979, resulting in a net increase in owners’ capital from operations attributable to controlling interests of $30,380. The NAV per Unit, Class 1, decreased from $102.25 at December 31, 2018 to $101.10 as of December 31, 2019. The NAV per Unit, Class 2, increased from $120.84 at December 31, 2018, to $121.58 as of December 31, 2019. The NAV per Unit, Class 3, increased from $112.62 at December 31, 2018, to $113.61 as of December 31, 2019. Total Class 1 subscriptions and redemptions for the period were $0 and $269,710, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $2,063,288, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $1,854,272, respectively. Ending capital at December 31, 2019, is $1,303,195 for Class 1 and $5,600,851 for Class 2 and $5,095,574 for Class 3.

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

The aggregate fees embedded in a swap are provided for in the index description for the relevant swap.  In In addition to the CTA Fees, each index provides for the deduction of a management fee to the counterparty for the swap.  The counterparty management fee is determined based on the management fee spread set forth in the index description, while the CTA Fees are based on a percentage of the assets managed by each trading advisor and new trading profits, respectively, and are set forth in the reports delivered to the Series by the counterparty.  In addition to the counterparty management fee and the CTA Fees, the underlying transactions executed by the commodity trading advisors may be subject to the deduction of certain prime brokerage, exchange and other related fees and charges, each of which are reflected in the transaction values, and consequently the value of the index.

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

Frontier Balanced Fund

2019

The Frontier Balanced Fund – Class 1 NAV lost 0.34% for the twelve months ended December 31, 2019, net of fees and expenses; The Frontier Balanced Fund – Class 1AP NAV gained 2.72% for the twelve months ended December 31, 2019, net of fees and expenses; the Frontier Balanced Fund – Class 2 NAV gained 2.70% for the twelve months ended December 31, 2019, net of fees and expenses; the Frontier Balanced Fund – Class 2a NAV gained 2.70% for the twelve months ended December 31, 2019, net of fees and expenses; the Frontier Balanced Fund Class 3a NAV gained 2.71% for the twelve months ended December 31, 2019, net of fees and expenses.

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

Sector Attribution for the Frontier Heritage Fund

Two of the six sectors traded in the Frontier Heritage Fund were profitable in Q4 2020. Energies and Stock Indices were positive while Metals, Currencies, Agriculturals and Stock Indices were negative for the quarter.

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

Results of Operations for the Twelve Months Ended December 31, 2018

The returns for each Series and Class of Units for the twelve months ended December 31, 2018 can be found in our annual report on Form 10-K for the fiscal year ended December 31, 2019, located within Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Value at Risk by Market Sectors

The following tables present the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of December 31, 2020 and 2019. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

DOMESTIC EXPOSURE

Frontier Diversified Fund:

	December 31, 2020		December 31, 2019
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
MARKET SECTOR
Interest Rates	$—	0.00%	$6,384,583	53.21%
Currencies	—	0.00%	—	0.00%
Stock Indices	—	0.00%	—	0.00%
Metals	—	0.00%	—	0.00%
Agriculturals/Softs	—	0.00%	—	0.00%
Energy	—	0.00%	—	0.00%
Total:	$—	0.00%	$6,384,583	53.21%

Frontier Long/Short Commodity Fund:

	December 31, 2020		December 31, 2019
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
MARKET SECTOR
Interest Rates	$—	0.00%	$362,521	27.17%
Currencies	—	0.00%	—	0.00%
Stock Indices	—	0.00%	—	0.00%
Metals	—	0.00%	—	0.00%
Agriculturals/Softs	—	0.00%	—	0.00%
Energy	—	0.00%	—	0.00%
Total:	$—	0.00%	$362,521	27.17%

Frontier Balanced Fund:

	December 31, 2020		December 31, 2019
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
MARKET SECTOR
Interest Rates	$6,095	0.05%	$11,944,754	53.10%
Currencies	324,038	2.68%	1,025,862	4.56%
Stock Indices	—	0.00%	21,385	0.10%
Metals	87,332	0.72%	55,303	0.25%
Agriculturals/Softs	275,253	2.27%	28,927	0.13%
Energy	—	0.00%	4,115	0.02%
Total:	692,718	5.72%	$13,080,345	58.15%

Frontier Select Fund:

	December 31, 2020		December 31, 2019
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
MARKET SECTOR
Interest Rates	$—	0.00%	$1,400,214	49.71%
Currencies	—	0.00%	—	0.00%
Stock Indices	—	0.00%	—	0.00%
Metals	—	0.00%	—	0.00%
Agriculturals/Softs	—	0.00%	—	0.00%
Energy	—	0.00%	—	0.00%
Total:	$—	0.00%	$1,400,214	49.71%

Frontier Heritage Fund:

	December 31, 2020		December 31, 2019
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
MARKET SECTOR
Interest Rates	$—	0.00%	$1,487,795	45.02%
Currencies	—	0.00%	—	0.00%
Stock Indices	—	0.00%	—	0.00%
Metals	—	0.00%	—	0.00%
Agriculturals/Softs	—	0.00%	—	0.00%
Energy	—	0.00%	—	0.00%
Total:	$—	0.00%	$1,487,795	45.02%

Value at Risk: Foreign Markets

The following table presents the portion of trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of December 31, 2020 and 2019, on foreign markets. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

FOREIGN EXPOSURE

As of December 31, 2019, a portion of the assets of the Frontier Balanced Fund, Frontier Diversified Fund, Frontier Long/Short Commodity Fund, Frontier Select Fund (through its investment in an unconsolidated trading company) and Frontier Heritage Fund was invested in swap contracts (Please refer to Note 4 in the Series Financial Statements). Margin information is not available for these contracts therefore no value at risk calculations were included in the table for these investments.

The swaps owned by Frontier Heritage Fund and Frontier Select Fund (through its investment in an unconsolidated trading company) were terminated effective May 30, 2020, and the swaps owned by Frontier Balanced Fund, Frontier Long/Short Commodity Fund and Frontier Diversified Fund were terminated effective December 21, 2020.

Frontier Masters Fund

	December 31, 2020		December 31, 2019
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
MARKET SECTOR
Interest Rates	$—	0.00%	$—	0.00%
Currencies	—	0.00%	—	0.00%
Stock Indices	—	0.00%	—	0.00%
Metals	—	0.00%	—	0.00%
Agriculturals/Softs	—	0.00%	—	0.00%
Energy	—	0.00%	—	0.00%
Total:	$—	0.00%	$—	0.00%

Frontier Balanced Fund:

	December 31, 2020		December 31, 2019
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
MARKET SECTOR
Interest Rates	$282,145	2.33%	$13,440	0.06%
Currencies	20,954	0.17%	—	0.00%
Stock Indices	8,652	0.07%	30,900	0.14%
Metals	—	0.00%	—	0.00%
Agriculturals/Softs	131,914	1.09%	709	0.00%
Energy	—	0.00%	—	0.00%
Total:	$443,665	3.66%	$45,049	0.20%

Frontier Global Fund:

	December 31, 2020		December 31, 2019
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
MARKET SECTOR
Interest Rates	$—	0.00%	$—	0.00%
Currencies	—	0.00%	—	0.00%
Stock Indices	—	0.00%	—	0.00%
Metals	—	0.00%	—	0.00%
Agriculturals/Softs	—	0.00%	—	0.00%
Energy	—	0.00%	—	0.00%
Total:	$—	0.00%	$—	0.00%

Frontier Heritage Fund:

	December 31, 2020		December 31, 2019
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
MARKET SECTOR
Interest Rates	$—	0.00%	$—	0.00%
Currencies	—	0.00%	—	0.00%
Stock Indices	—	0.00%	—	0.00%
Metals	—	0.00%	—	0.00%
Agriculturals/Softs	—	0.00%	—	0.00%
Energy	—	0.00%	—	0.00%
Total:	$—	0.00%	$—	0.00%

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of December 31, 2020, by market sector.

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

Frontier Long/Short Commodity Fund Class 1a was closed as of September 30, 2020 and Frontier Global Class 1AP was closed as of November 18, 2020.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chairman and Chief Financial Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), for the Trust and each Series as of December 31, 2020 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can only provide reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Based upon its evaluation, the management of the Managing Owner concluded that, as of the Evaluation Date, the disclosure controls and procedures for the Trust and each Series were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust and each Series required to be included in the Trust’s periodic SEC filing.

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

Management assessed the effectiveness of the internal control over financial reporting for the Trust and each Series as of December 31, 2020, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 report entitled Internal Control-Integrated Framework.

Based on that assessment, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2020.

Changes in Internal Control over Financial Reporting

To address the material weakness in consolidation and financial reporting noted in the annual report on Form 10-K for the fiscal year ended December 31, 2019, management has taken the following actions:

●	Strengthened controls to ensure that underlying balances and activity are appropriately consolidated during quarter and year end.

●	Supporting schedules for account balances and adjusting entries are prepared and reviewed along with internal reviews of the consolidating schedules prior to the preparation of the quarterly and annual financial statements;

●	Adjusted the timing for review of the financial statements, footnotes and applicable supporting schedules, to be completed prior to the drafting of the Form 10-K; and

●	Reviewed current procedures to ensure appropriate segregation of duties and compliance with the Trust’s accounting policies and GAAP.

This annual report does not include an attestation report of the Trust’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Trust’s independent registered public accounting firm pursuant to the rules of the SEC that permit the Trust to provide only management’s report in this annual report.

Scope of Exhibit 31 Certifications

The certifications of the Chairman and Chief Financial Officer, and the President and Chief Executive Officer, of the Managing Owner as of December 31, 2020 and as of March 31, 2021 (the date of this filing) are included as Exhibits 31.1 and 31.2, respectively, to this Form 10-K, and apply not only to the Trust as a whole but also to each Series individually.

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

Patrick J. Kane (Age 53)

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

Patrick F. Hart III (Age 62)

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

Michael B. Egan II (Age 53)

Executive Vice-President, Wakefield Advisors, LLC

Secretary, Frontier Fund Management LLC

Michael B. Egan II has served as Executive Vice President of Wakefield since its founding in 2012. Mr. Egan brings more than  30 years of alternative investment experience with a focus on commodity trading advisor research and multi-advisor portfolio construction. As a member of Wakefield’s portfolio management team, Mr. Egan is involved in day-to-day portfolio and risk management for all of Wakefield’s funds’ offerings as well as the development and structuring of new products. In addition, Mr. Egan has also served as Research Director of Three Palms, LLC since its founding in June 2003. He also serves as President of Hart Financial Group, LLC, a registered Commodity Pool Operator, where he has been registered as a principal since April 2015 and associated person since May 2006. Mr. Egan was also registered as an associated person of the Commodity Trading Advisor Seven Trust Global Advisors, LLC from July 2008 through March 2011. From January 1991 through April 2009, Mr. Egan was the Director of Research for Hart Asset Management Group, Inc. (formerly Hart-Bornhoft Group, Inc.), a registered Commodity Pool Operator and Commodity Trading Advisor and was listed as a principal from December 1998 through April 2009. Mr. Egan received a Bachelor of Science Degree in Finance from Colorado State University in 1990 and he is licensed with the NFA and CFTC and holds a Series 3 certification.

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

Employees will conduct their daily duties in a responsible manner to ensure that all customers are treated fairly and equally. The reputation of the Managing Owner is crucial to its business and understanding that the Managing Owner will make every effort to ensure the reputation of the Managing Owner is not tarnished in any way. Employees are urged to seek the advice of their supervisor for any questions applicable to this code relative to their individual circumstances.

Item 11.	EXECUTIVE COMPENSATION.

The Trust has no directors or officers. Its affairs are managed solely by the Managing Owner, which receives compensation for its services from the Trust, as follows:

Management Fees

Each Series of Units pays to the Managing Owner a monthly management fee equal to a percentage of the notional assets of such Series allocated to Trading Companies, calculated on a daily basis. The percentage basis of the fees varies and are in line with the amounts being disclosed below. In addition, the Managing Owner receives a monthly management equal to a certain percentage of the assets in the Galaxy Plus entities attributable to such Series’ (including notional assets), calculated on a monthly basis. The management fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. The total amount of assets of a Series allocated to Trading Advisors and/or reference programs, including (i) actual funds deposited in accounts directed by the Trading Advisors or deposited as margin in respect of swaps or other derivative instruments referencing a reference program plus (ii) any notional equity allocated to the Trading Advisors and any reference programs, is referred to herein as the “notional assets” of the Series. The annual rate of the management fee is: 0.5% for the Frontier Balanced Fund Class 1 and Class 2, 0.5% for the Frontier Balanced Fund Class 1AP, Class 2a and Class 3a, 2.0% for the Frontier Global Fund, Frontier Long/Short Commodity Fund Class 1a, Class 2a and Class 3a and Frontier Masters Fund, 0.75% for Frontier Diversified Fund, 2.5% for the Frontier Heritage Fund and Frontier Select Fund, and 3.5% for the Frontier Long/Short Commodity Fund Class 2 and Class 3. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) and/or waive (up to the percentage specified) any such management fee to the extent any related management fee is paid by a trading company or estimated management fee is embedded in a swap or other derivative instrument. Any management fee embedded in a swap or other derivative instrument may be greater or less than the management fee that would otherwise be charged to the Series by the Managing Owner. During the periods covered by this report, for a Series that was invested in a swap, the Managing Owner or Trading Advisor(s) did not receive any management fees directly from the Series for such swap, and instead the relevant Trading Advisor received compensation via the fees embedded in the swap. In each case, the Managing Owner waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. These embedded management fees may be higher or lower in the future.

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

Incentive Fees

Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated in the Trading Companies by such Series, monthly or quarterly. In addition, the Managing Owner receives a quarterly incentive fee of a certain percentage of new net trading profits generated in the Galaxy Plus entities that have been allocated to the Series. The incentive fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. Because the Frontier Balanced Fund, Frontier Diversified Fund, Frontier Masters Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Long/Short Commodity Fund may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Frontier Balanced Fund and the Frontier Diversified Fund and 20% for the Frontier Global Fund, Frontier Heritage Fund, Frontier Select Fund, Frontier Long/Short Commodity Fund and Frontier Masters Fund. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series. As of the date of this report, for a Series that has invested in a swap, the Managing Owner or Trading Advisor(s) do not receive any incentive fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. During the periods covered by this report, the range of incentive fees as a percentage of net new trading profits on swaps embedded in (i) swaps owned by Frontier Diversified Fund was 20-25% per annum, (ii) swaps owned by Frontier Balanced Fund was 20-25% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 25% per annum, (iv) swaps owned by Frontier Select Fund was 15% per annum, and (v) swaps owned by Frontier Heritage Fund was 15% per annum, and the Managing Owner waived the entire incentive fee due to it from those Series in respect of such Series’ investment in swaps. These embedded incentive fees may be higher or lower in the future.

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

Frontier Long/Short Commodity Fund Class 1a was closed as of September 30, 2020 and Frontier Global Class 1AP was closed as of November 18, 2020.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The Trust has no officers or directors. Its affairs are managed solely by the Managing Owner. Set forth in the table below is information regarding the beneficial ownership of Units of the principals of the Managing Owner as of December 31, 2020:

	Units Owned	Percentage Ownership of Each Class
Frontier Balanced Fund - Class 2	397	2.65%
Frontier Balanced Fund - Class 2A	666	70.87%
Frontier Heritage Fund - Class 2	155	11.61%
Frontier Long/Short Commodity Fund - Class 2	46	11.48%
Frontier Select Fund - Class 2	183	25.30%
Frontier Global Fund - Class 2	187	16.62%
Frontier Diversified Fund - Class 2	25	0.47%
Frontier Diversified Fund - Class 3	653	1.53%
Frontier Long/Short Commodity Fund - Class 2A	149	9.71%
Frontier Long/Short Commodity Fund - Class 3A	18	0.48%
Frontier Masters Fund - Class 2	93	2.37%
Frontier Masters Fund - Class 3	113	1.00%

*	The Managing Owner is required to maintain at least a 1% interest in the aggregate capital as well as in certain series, profits and losses of the Trust. The Managing Owner’s interest of $25,569,139 in the aggregate capital of the Trust of $25,285,922 at December 31, 2020 is 1%.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

The following table sets forth the fees billed to Frontier Fund Management LLC, the Managing Owner of the Trust, for professional services provided by Spicer Jeffries LLP, the Trust’s independent registered public accounting firm, for the years ended December 31, 2020 and 2019. In accordance with the prospectus of the Trust, the Managing Owner has agreed to pay all costs of the Trust, and the Trust therefore bears no direct obligation to its independent registered public accounting firm.

FEE CATEGORY	2020	2019
Audit Fees(1)	$135,000	$188,448
Audit-Related Fees(2)	$0	$0
Tax Fees (3)	$15,000	$15,000
All Other Fees(4)	$0	$0
TOTAL FEES	$150,000	$203,448

(1)	Audit Fees consist of fees for professional services rendered for the audit of the Trust’s financial statements and review of financial statements included in the Trust’s quarterly reports, as well as services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees consist of fees for assurance and related services by Spicer Jeffries LLP that are reasonably related to the performance of the audit or review of the Trust’s financial statements and are not reported under “Audit Fees,” above.

(3)	Tax Fees consist of fees for professional services rendered for tax compliance, tax advice and tax planning.

(4)	All Other Fees consist of any fees not otherwise reported in this table

The Managing Owner approved all the services provided by Spicer Jeffries LLP to the Trust described above. The Managing Owner has determined that the payments made to Spicer Jeffries LLP for these services during 2020 and 2019 are compatible with maintaining that firm’s independence. The Managing Owner pre-approves all audit and allowed non-audit services of the Trust’s independent registered public accounting firm, including all engagement fees and terms.

Part IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) and (2)	The response to these portions of Item 15 is submitted as a separate section of this report commencing on page F-1.

(a)(3)	Exhibits (numbered in accordance with Item 601 of Regulation S-K).

1.1	Form of selling agent Agreement among the Registrant, Frontier Fund Management, LLC and the selling agents****

1.2	Form of Amendment Agreement among the Registrant, Frontier Fund Management, LLC and the selling agents**

1.3	Form of Amendment Agreement among the Registrant, Frontier Fund Management, LLC and the selling agents***

1.4	Form of Amendment Agreement among the Registrant, Frontier Fund Management, LLC and the selling agents***

1.5	Form of Amendment Agreement among the Registrant, Frontier Fund Management, LLC and the selling agents****

1.6	Form of Amendment Agreement among the Registrant, Frontier Fund Management, LLC and the selling agents****

4.1	Restated Declaration of Trust and Second Amended and Restated Trust and Trust Agreement of the Registrant +++

4.11	First Amendment to Second Amended and Restated Trust and Trust Agreement of the Registrant++++

4.2	Form of Subscription Agreement (annexed to the Prospectus as Exhibit B)****

4.3	Form of Exchange Request (annexed to the Prospectus as Exhibit C)****

4.4	Form of Request for Redemption (annexed to the Prospectus as Exhibit D)****

4.5	Form of Request for Additional Subscription (annexed to the Prospectus as Exhibit E)****

4.6	Form of Application for Transfer of Ownership / Re-registration Form (annexed to the Prospectus as Exhibit F)****

4.7	Form of Privacy Notice (annexed to the Prospectus as Exhibit G)****

4.8	Description of Registrant’s Securities ####

10.21	Form of Brokerage Agreement between each Trading Company and Banc of America Futures Incorporated*

10.22	Form of Brokerage Agreement between the Managing Owner, acting as agent on behalf of certain Trading Companies, and Deutsche Bank AG London**

10.23	Form of Brokerage Agreement between each Trading Company and Man Financial Inc. ***

10.24	Form of Amendment Agreement between the Managing Owner, acting as agent on behalf of certain Trading Companies, and Deutsche Bank AG London***

10.3	Form of Advisory Agreement among the Registrant, the Trading Company, Frontier Fund Management LLC, and each Trading Advisor****

10.32	Form of License Agreement among Jefferies Financial Products, LLC, Reuters America LLC, the Registrant and Frontier Fund Management LLC***

10.33	Form of License Agreement among Jefferies Financial Products, the Registrant and Frontier Fund Management LLC***

10.34	Form of Guaranty made by Jefferies Group, Inc. in favor of Frontier Trading Company VIII, LLC***

10.35	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Currency Series of the Registrant***

10.37	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Frontier Balanced Fund of the Registrant+

10.4	Form of Cash Management Agreement between Frontier Fund Management LLC and Merrill Lynch**

10.41	Form of Cash Management Agreement between Frontier Fund Management LLC and STW Fixed Income Management Ltd.***

10.5	Form of single-member limited liability company operating agreement governing each Trading Company***

10.6	Form of Platform Agreement among Galaxy Plus Fund LLC, Gemini Alternative Funds, LLC and the Trust#

10.7	Form of Fund Services Agreement between the Trust and Gemini Fund Services, LLC##

10.8	Form of Administrative Services Agreement between Gemini Hedge Fund Services, LLC and the Managing Owner###

21.1	Subsidiaries of Registrant. (filed herewith)

31.1	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.2	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.3	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.4	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.5	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.6	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.7	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.8	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

99.1	Prospectus of Frontier Funds ++

101.INS^	XBRL Instance Document

101.SCH^	XBRL Taxonomy Extension Schema

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase

101.DEF^	XBRL Taxonomy Extension Definition Linkbase

101.LAB^	XBRL Taxonomy Extension Label Linkbase

101.PRE^	XBRL Taxonomy Extension Presentation Linkbase

*	Previously filed as like-numbered exhibit to the initial filing or the first, second, third or fourth pre-effective amendment or the first or second post-effective amendment to Registration Statement No. 333-108397 and incorporated by reference herein.

**	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first or second post-effective amendment to Registration Statement No. 333-119596 and incorporated by reference herein.

***	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first post-effective amendment to Registration Statement No. 333-129701 and incorporated by reference herein.

****	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first post-effective amendment to Registration Statement No. 333-140240 and incorporated by reference herein.

+	Previously filed as like-numbered exhibit on Form 10-Q for the period ended June 30, 2008.

++	Previously filed on May 2, 2016 pursuant to Rule 424(b)(3) of the Securities Act (File No. 333-210313).

+++	Previously filed as Exhibit 3.2 on Form 8-K, filed on December 11, 2013.

++++	Previously filed as Exhibit 4.1 on Form 8-K, filed on March 10, 2017.

#	Previously filed as Exhibit 10.1 on Form 8-K, filed on October 19, 2016.

##	Previously filed as Exhibit 10.2 on Form 8-K, filed on October 19, 2016.

###	Previously filed as Exhibit 10.3 on Form 8-K, filed on October 19, 2016.

####	Previously filed as Exhibit 4.8 on Form 10-K for the period ended December 31, 2019, filed on March 30, 2020.

^	Submitted electronically herewith.

(1)	These financial statements represent the consolidated financial statements of the Series of the Trust.

(2)	The Trust holds a majority of the equity interests in the various Trading Companies, which are the trading vehicles established for the various Series of Units of the Trust. In the financial statements of the Trust, Trading Companies in which a Series has a majority equity interest are consolidated by such Series, and investments in Trading Companies in which a Series does not have a controlling or majority interest are accounted for under the equity method of accounting, which approximates fair value and are carried in the statement of financial condition of such Series at fair value. In addition, financial statements of each of the unconsolidated Trading Companies are included in accordance with Rule 3-09 of Regulation S-X under the Securities Act of 1933, as amended. . Inclusion of these financial statements may or may not be required pursuant to Rule 3-09 of Regulation S-X under the Securities Act of 1933, financial statements of each consolidated Trading Company of the Trust are also included in the interest of providing a more complete presentation.

(3)	Financial statements of each of the Galaxy Plus entities are included in accordance with Rule 3-09 of Regulation S-X under the Securities Act of 1933, as amended. Inclusion of these financial statements may or may not be required pursuant to Rule 3-09 of Regulation S-X under the Securities Act of 1933, financial statements of the Galaxy Plus entities are also included in the interest of providing a more complete presentation.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders and the Executive Committee of Frontier Funds

Opinions on the Financial Statements

We have audited the accompanying statements of financial condition of Frontier Diversified Fund, Frontier Long/Short Commodity Fund, Frontier Masters Fund, Frontier Balanced Fund, Frontier Select Fund, Frontier Global Fund, Frontier Heritage Fund (collectively the “Series”) as of December 31, 2020 and 2019, including the schedule of investments as of December 31, 2020 and 2019, and the related statements of operations, changes in owners’ capital and cash flows for each of the years the ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Series as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Denver, Colorado

March 31, 2021

The Series of Frontier Funds

Statements of Financial Condition

December 31, 2020 and December 31, 2019

	Frontier		Frontier		Frontier
	Diversified Fund		Masters Fund		Long/Short Commodity Fund
	12/31/2020	12/31/2019	12/31/2020	12/31/2019	12/31/2020	12/31/2019
ASSETS
Cash and cash equivalents	$87,715	$56,263	$4,771	$25,639	$93,327	$34,272
U.S. Treasury securities, at fair value	427,393	99,605	23,245	45,391	454,738	60,673
Swap contracts, at fair value	-	6,384,583	-	-	-	362,521
Investments in private investment companies, at fair value	3,644,603	9,305,733	1,014,591	2,198,997	738,053	986,757
Investments in unconsolidated trading companies, at fair value	16,669	24,150	907	11,005	17,736	14,711
Interest receivable	8,534	2,027	464	924	9,080	1,296
Receivable from related parties	4,892	11,453	266	-	5,205	-
Redemptions receivable from private investment companies	31,886	171,906	24,837	-	1,251	-
Other assets	-	5,700	-	-	-	-

Total Assets	$4,221,692	$16,061,420	$1,069,081	$2,281,956	$1,319,390	$1,460,230

LIABILITIES & CAPITAL

LIABILITIES
Interest payable to Managing Owner	$-	$-	$-	$-	$87	$-
Redemptions payable	-	-	38,128	-	-	6,585
Service fees payable to Managing Owner	385	3,392	70	204	18	-
Trading fees payable to Managing Owner	12,576	35,877	5,460	11,673	2,281	3,468
Advance on unrealized swap appreciation	-	4,000,000	-	-	-	115,000
Subscriptions in advance for service fee rebates	22,650	22,531	31,725	31,541	393	220
Other liabilities	3,110	-	171	499	3,308	667

Total Liabilities	38,721	4,061,800	75,554	43,917	6,087	125,940

CAPITAL
Managing Owner - Class 2	2,212	3,023	6,265	13,043	3,939	4,530
Managing Owner - Class 2a	-	-	-	-	8,274	7,861
Managing Owner - Class 3	54,405	115,933	7,167	9,228	-	-
Managing Owner - Class 3a	-	-	-	-	1,048	993
Limited Owner - Class 1	154,260	1,303,195	9,740	12,794	-	-
Limited Owner - Class 1a	-	-	-	-	-	11,447
Limited Owner - Class 2	464,012	5,597,828	257,673	837,765	30,334	36,515
Limited Owner - Class 2a	-	-	-	-	76,583	73,965
Limited Owner - Class 3	3,508,082	4,979,641	712,682	1,365,209	976,771	991,828
Limited Owner - Class 3a	-	-	-	-	216,354	207,151

Total Owners’ Capital	4,182,971	11,999,620	993,527	2,238,039	1,313,303	1,334,290

Non-Controlling Interests	-	-	-	-	-	-

Total Capital	4,182,971	11,999,620	993,527	2,238,039	1,313,303	1,334,290

Total Liabilities and Capital	$4,221,692	$16,061,420	$1,069,081	$2,281,956	$1,319,390	$1,460,230

Units Outstanding
Class 1	2,122	12,890	177	177	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	N/A	259
Class 2	5,241	46,067	3,908	9,759	399	503
Class 2a	N/A	N/A	N/A	N/A	1,535	1,557
Class 3	42,754	44,853	11,333	16,806	10,828	11,581
Class 3a	N/A	N/A	N/A	N/A	3,725	3,763

Net Asset Value per Unit
Class 1	$72.68	$101.10	$55.18	$72.28	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	N/A	$44.20
Class 2	$88.95	$121.58	$67.54	$87.18	$85.99	$81.60
Class 2a	N/A	N/A	N/A	N/A	$55.29	$52.55
Class 3	$83.33	$113.61	$63.52	$81.78	$90.21	$85.64
Class 3a	N/A	N/A	N/A	N/A	$58.37	$55.31

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Financial Condition

December 31, 2020 and December 31, 2019

	Frontier Balanced Fund		Frontier Select Fund
	12/31/2020	12/31/2019	12/31/2020	12/31/2019
ASSETS
Cash and cash equivalents	$261,803	$118,506	$-	$61,345
U.S. Treasury securities, at fair value	1,275,641	209,799	-	108,603
Open trade equity, at fair value	100,440	116,184	-	-
Receivable from futures commission merchants	233,973	2,526,242	-	-
Swap contracts, at fair value	-	11,944,753	-	-
Investments in private investment companies, at fair value	10,528,252	13,809,892	1,638,665	2,184,240
Investments in unconsolidated trading companies, at fair value	49,755	50,867	-	505,355
Interest receivable	25,471	4,270	-	2,268
Receivable from related parties	14,602	-	-	-
Redemptions receivable from private investment companies	55,473	380,111	67,876	-
Other assets	-	-	-	-

Total Assets	$12,545,410	$29,160,624	$1,706,541	$2,861,811

LIABILITIES & CAPITAL

LIABILITIES
Redemptions payable	-	39,059	-	6,875
Management fees payable to Managing Owner	8,854	8,795	-	-
Interest payable to Managing Owner	1,376	105	179	-
Service fees payable to Managing Owner	21,381	41,635	3,709	6,906
Trading fees payable to Managing Owner	37,894	70,179	3,933	6,000
Risk analysis fees payable	9,513	8,465	-	-
Payables to related parties	-	-	26,129	-
Advance on unrealized swap appreciation	-	6,176,555	-	-
Subscriptions in advance for service fee rebates	346,855	319,698	19,463	16,895
Other liabilities	9,258	2,372	-	8,509

Total Liabilities	435,131	6,666,863	53,413	45,185

CAPITAL
Managing Owner - Class 2	51,810	73,748	17,210	29,831
Managing Owner - Class 2a	75,416	151,133	-	-
Limited Owner - Class 1	9,430,532	17,797,600	1,575,328	2,715,051
Limited Owner - Class 1AP	108,053	238,544	9,821	10,834
Limited Owner - Class 2	1,906,359	3,288,105	50,769	60,910
Limited Owner - Class 2a	30,961	44,048	-	-
Limited Owner - Class 3a	507,148	900,583	-	-

Total Owners’ Capital	12,110,279	22,493,761	1,653,128	2,816,626

Non-Controlling Interests	-	-	-	-

Total Capital	12,110,279	22,493,761	1,653,128	2,816,626

Total Liabilities and Capital	$12,545,410	$29,160,624	$1,706,541	$2,861,811

Units Outstanding
Class 1	117,991	151,814	26,906	40,793
Class 1AP	1,116	1,731	138	138
Class 2	15,000	18,092	722	873
Class 2a	940	1,212	N/A	N/A
Class 3a	4,495	5,611	N/A	N/A

Net Asset Value per Unit
Class 1	$79.93	$117.23	$58.55	$66.56
Class 1AP	$96.81	$137.81	$70.99	$78.51
Class 2	$130.54	$185.82	$94.20	$103.94
Class 2a	$113.20	$161.04	N/A	N/A
Class 3a	$112.81	$160.50	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Financial Condition

December 31, 2020 and December 31, 2019

	Frontier Global Fund		Frontier Heritage Fund
	12/31/2020	12/31/2019	12/31/2020	12/31/2019
ASSETS
Cash and cash equivalents	$5,694	$27,532	$15,156	$44,011
U.S. Treasury securities, at fair value	27,742	48,741	73,847	77,916
Swap contracts, at fair value	-	-	-	2,888,008
Investments in private investment companies, at fair value	3,068,656	5,022,967	2,367,462	2,259,678
Investments in unconsolidated trading companies, at fair value	1,083	11,818	2,880	18,891
Interest receivable	554	992	1,475	1,586
Receivable from related parties	319	-	845	-

Total Assets	$3,104,048	$5,112,050	$2,461,665	$5,290,090

LIABILITIES & CAPITAL

LIABILITIES
Redemptions payable	$-	$71,379	$-	$9,735
Interest payable to Managing Owner	326	56	139	166
Service fees payable to Managing Owner	6,348	11,263	4,794	5,362
Trading fees payable to Managing Owner	11,849	22,540	7,705	11,170
Advance on unrealized swap appreciation	-	-	-	1,900,000
Subscriptions in advance for service fee rebates	154,671	150,025	63,205	57,132
Other liabilities	205	8,543	540	1,488

Total Liabilities	173,399	263,806	76,383	1,985,053

CAPITAL
Managing Owner - Class 2	31,366	50,058	24,105	28,593
Limited Owner - Class 1	2,741,972	4,471,980	2,169,152	2,295,623
Limited Owner - Class 1AP	-	33,047	8,460	8,333
Limited Owner - Class 2	157,311	293,159	183,565	493,464

Total Owners’ Capital	2,930,649	4,848,244	2,385,282	2,826,013

Non-Controlling Interests	-	-	-	479,024

Total Capital	2,930,649	4,848,244	2,385,282	3,305,037

Total Liabilities and Capital	$3,104,048	$5,112,050	$2,461,665	$5,290,090

Units Outstanding
Class 1	24,725	34,003	22,572	23,536
Class 1AP	N/A	214	73	73
Class 2	1,126	1,780	1,332	3,399

Net Asset Value per Unit
Class 1	$110.90	$131.52	$96.10	$97.54
Class 1AP	N/A	$154.43	$116.50	$114.15
Class 2	$167.56	$192.82	$155.92	$153.59

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

December 31, 2020

Frontier	Frontier	Frontier Long/Short
Diversified Fund	Masters Fund	Commodity Fund
% of Total Capital	% of Total Capital	% of Total Capital
Description	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)

PRIVATE INVESTMENT COMPANIES (3)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$1,066,074	25.49%	$-	0.00%	$-	0.00%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	414,692	9.91%	-	0.00%	-	0.00%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	672,766	16.08%	-	0.00%	-	0.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	732,066	17.50%	486,659	48.98%	-	0.00%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	435,119	10.40%	258,609	26.03%	272,294	20.73%
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	323,886	7.74%	269,323	27.11%	-	0.00%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	0.00%	-	0.00%	465,759	35.46%
Total Private Investment Companies	$3,644,603	87.12%	$1,014,591	102.12%	$738,053	56.19%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (3)
Frontier Trading Company XXXVIII, LLC	$16,669	0.40%	$907	0.09%	$17,736	1.35%
Total Investment in Unconsolidated Trading Companies	$16,669	0.40%	$907	0.09%	$17,736	1.35%

U.S. TREASURY SECURITIES (2)
FACE VALUE	Fair Value	Fair Value	Fair Value
$1,755,000	US Treasury Note 6.875% due 08/15/2025 (Cost $2,283,228)	$427,393	10.22%	$23,245	2.34%	$454,738	34.63%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value	Face Value
US Treasury Note 6.875% due 08/15/2025 (2)	$328,604	$17,872	$349,629

Additional Disclosure on U.S. Treasury Securities	Cost	Cost	Cost
US Treasury Note 6.875% due 08/15/2025 (2)	$427,509	$23,251	$454,862

(1)	See Note 4 to the Financial Statements.
(2)	See Note 2 to the Financial Statements.
(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

December 31, 2020

Frontier	Frontier
Balanced Fund	Select Fund
% of Total Capital	% of Total Capital
Description	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)
LONG FUTURES CONTRACTS*
Various agriculture futures contracts (Far East)	$72,005	0.59%	$-	0.00%
Various agriculture futures contracts (Europe)	9,803	0.08%	-	0.00%
Various agriculture futures contracts (U.S.)	87,496	0.72%	-	0.00%
Various base metals futures contracts (U.S.)	22,858	0.19%	-	0.00%
Various currency futures contracts (Europe)	10,573	0.09%	-	0.00%
Various currency futures contracts (Latin America)	5,833	0.05%	-	0.00%
Various currency futures contracts (U.S.)	(100)	0.00%	-	0.00%
Various interest rates futures contracts (Europe)	148,949	1.23%	-	0.00%
Various interest rates futures contracts (Far East)	2,882	0.02%	-	0.00%
Various interest rates futures contracts (U.S.)	2,438	0.02%	-	0.00%
Various precious metal futures contracts (U.S.)	28,625	0.24%	-	0.00%
Various soft futures contracts (U.S.)	52,349	0.43%	-	0.00%
Various stock index futures contracts (Far East)	5,312	0.04%	-	-
Total Long Futures Contracts	$449,023	3.70%	$-	0.00%

SHORT FUTURES CONTRACTS*
Various agriculture futures contracts (Far East)	$(30,963)	-0.26%	$-	0.00%
Various agriculture futures contracts (Europe)	(10,797)	-0.09%	-	0.00%
Various agriculture futures contracts (U.S.)	(92,738)	-0.77%	-	0.00%
Various base metals futures contracts (U.S.)	(10,289)	-0.08%	-	0.00%
Various currency futures contracts (Europe)	(10,381)	-0.09%	-	0.00%
Various currency futures contracts (Latin America)	2,512	0.02%	-	0.00%
Various currency futures contracts (U.S.)	2,300	0.02%	-	0.00%
Various interest rates futures contracts (Europe)	(127,832)	-1.06%	-	0.00%
Various interest rates futures contracts (Far East)	(2,482)	-0.02%	-	0.00%
Various interest rates futures contracts (U.S.)	3,656	0.03%	-	0.00%
Various precious metal futures contracts (U.S.)	(25,560)	-0.21%	-	0.00%
Various soft futures contracts (U.S.)	(42,669)	-0.35%	-	0.00%
Various stock index futures contracts (Far East)	(3,340)	-0.03%	-	0.00%
Total Short Futures Contracts	$(348,583)	-2.89%	$-	0.00%
Total Open Trade Equity (Deficit)	$100,440	0.81%	$-	0.00%

PRIVATE INVESTMENT COMPANIES (3)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$2,311,240	19.08%	$-	0.00%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	1,581,941	13.06%	-	0.00%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	982,020	8.11%	-	0.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	1,600,611	13.22%	-	0.00%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	2,612,336	21.57%	956,968	57.89%
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	1,440,104	11.89%	681,697	41.24%
Total Private Investment Companies	$10,528,252	86.93%	$1,638,665	99.13%

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
Frontier Trading Company XXXVIII, LLC	$49,755	0.41%	$-	0.00%
Total Investment in Unconsolidated Trading Companies	$49,755	0.41%	$-	0.00%

U.S. TREASURY SECURITIES (2)
FACE VALUE	Fair Value	Fair Value

$1,755,000	US Treasury Note 6.875% due 08/15/2025 (Cost $2,283,228)	$1,275,641	10.53%	$-	0.00%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value

US Treasury Note 6.875% due 08/15/2025 (2)	$980,787	$-

$17,266,387	$2,593,522

Additional Disclosure on U.S. Treasury Securities	Cost	Cost

US Treasury Note 6.875% due 08/15/2025 (2)	$1,275,989	$-

*	Except for those items disclosed, no individual futures, or forwards position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Note 4 to the Financial Statements.
(2)	See Note 2 to the Financial Statements.
(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

December 31, 2020

Frontier Global	Frontier
Fund	Heritage Fund
% of Total Capital	% of Total Capital
Description	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)
PRIVATE INVESTMENT COMPANIES (3)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$3,068,656	104.71%	$1,539,331	64.53%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	-	-	828,131	34.72%
Total Private Investment Companies	$3,068,656	104.71%	$2,367,462	99.25%

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
Frontier Trading Company XXXVIII, LLC	$1,083	0.04%	$2,880	0.12%
Total Investment in Unconsolidated Trading Companies	$1,083	0.04%	$2,880	0.12%

U.S. TREASURY SECURITIES (2)
FACE VALUE	Fair Value	Fair Value

$1,755,000	US Treasury Note 6.875% due 08/15/2025 (Cost $2,283,228)	$27,742	0.95%	$73,847	3.10%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value

US Treasury Note 6.875% due 08/15/2025 (2)	$21,330	$56,778

Additional Disclosure on U.S. Treasury Securities	Cost	Cost

US Treasury Note 6.875% due 08/15/2025 (2)	$27,750	$73,867

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

The Series of Frontier Funds

Condensed Schedule of Investments

December 31, 2019

Frontier	Frontier	Frontier Long/Short
Diversified Fund	Masters Fund	Commodity Fund
% of Total Capital	% of Total Capital	% of Total Capital
Description	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)
SWAPS (1)
Frontier XXXV Diversified select swap (U.S.)	$6,384,583	53.21%	$-	-	$-	-
Frontier XXXVII L/S select swap (U.S.)	-	-	-	-	362,521	27.17%
Total Swaps	$6,384,583	53.21%	$-	-	$362,521	27.17%

PRIVATE INVESTMENT COMPANIES (3)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	$494,968	4.12%	$210,013	9.38%	$111,013	8.32%
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	1,267,090	10.56%	-	-	-	-
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	2,031,482	16.93%	-	-	-	-
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	1,460,173	12.17%	-	-	-	-
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	499,551	4.16%	-	-	-	-
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	1,827,263	15.23%	1,049,575	46.90%	-	-
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	1,549,720	12.91%	466,988	20.87%	343,834	25.77%
Galaxy Plus Fund - TT Feeder Fund (531) LLC	-	0.00%	472,421	21.11%	-	-
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	175,486	1.46%	-	0.00%	531,910	39.86%
Total Private Investment Companies	$9,305,733	77.54%	$2,198,997	98.26%	$986,757	73.95%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (3)
Frontier Trading Company XXXVIII, LLC	$24,150	0.20%	$11,005	0.49%	$14,711	1.10%
Total Investment in Unconsolidated Trading Companies	$24,150	0.20%	$11,005	0.49%	$14,711	1.10%

U.S. TREASURY SECURITIES (2)
FACE VALUE	Fair Value	Fair Value	Fair Value

$510,000	US Treasury Note 6.875% due 08/15/2025 (Cost $652,026)	$99,605	0.83%	$45,391	2.03%	$60,673	4.55%
$99,605	0.83%	$45,391	2.03%	$60,673	4.55%

Additional Disclosure on U.S. Treasury Securities	Face Value	Fair Value	Face Value

US Treasury Note 6.875% due 08/15/2025 (2)	$78,065	$35,575	$47,552
$78,065	$35,575	$47,552

Additional Disclosure on U.S. Treasury Securities	Cost	Cost	Cost

US Treasury Note 6.875% due 08/15/2025 (2)	$99,804	$45,482	$60,794
$99,804	$45,482	$60,794

(1)	See Note 4 to the Financial Statements.
(2)	See Note 2 to the Financial Statements.
(3)	See Note 5 to the Financial Statements.

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

The Series of Frontier Funds

Condensed Schedule of Investments

December 31, 2019

Frontier Global Fund	Frontier
(Formerly Winton Fund)	Heritage Fund
% of Total Capital	% of Total Capital
Description	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)
SWAP (1)
Frontier Brevan Howard swap (U.S.)	$-	-	$2,888,008	18.14%
Total Swap	$-	-	$2,888,008	18.14%

PRIVATE INVESTMENT COMPANIES (3)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	$-	-	$786,246	23.79%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	5,022,967	103.60%	1,473,432	44.58%
Total Private Investment Companies	$5,022,967	103.60%	$2,259,678	68.37%

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
Frontier Trading Company XXXVIII, LLC	$11,818	0.24%	$18,891	0.57%
Total Investment in Unconsolidated Trading Companies	$11,818	0.24%	$18,891	0.57%

U.S. TREASURY SECURITIES (2)
FACE VALUE	Fair Value	Fair Value

$510,000	US Treasury Note 6.875% due 08/15/2025 (Cost $652,026)	$48,741	1.01%	$77,916	2.36%
$48,741	1.01%	$77,916	2.36%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value

US Treasury Note 6.875% due 08/15/2025 (2)	$38,200	$61,065
$38,200	$61,065

Additional Disclosure on U.S. Treasury Securities	Cost	Cost

US Treasury Note 6.875% due 08/15/2025 (2)	$48,838	$78,071
$48,838	$78,071

*	Except for those items disclosed, no individual futures, or forwards contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Note 4 to the Financial Statements.
(2)	See Note 2 to the Financial Statements.
(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Operations

For the Years Ended December 31, 2020 , 2019, 2018

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	12/31/2020	12/31/2019	12/31/2018	12/31/2020	12/31/2019	12/31/2018	12/31/2020	12/31/2019	12/31/2018

Investment income:
Interest - net	$441	$19,354	$35,454	$2,476	$4,656	$23,657	$4,010	$2,018	$12,648

Total Income	441	19,354	35,454	2,476	4,656	23,657	4,010	2,018	12,648

Expenses:
Incentive Fees (rebate)	-	-	(4,499)	-	-	-	-	-	(3,789)
Management Fees	-	2,668	44,289	-	7,665	108,413	-	-	-
Service Fees	14,246	44,726	58,473	1,786	11,635	49,049	381	562	1,653
Due Diligence Fees	8,636	-	-	1,971	-	-	363	-	-
Trading Fees	251,203	493,585	591,665	101,300	213,153	420,391	32,628	54,334	82,890
Other Fees	-	-	16,404	-	-	27,336	-	-	1,594

Total Expenses	274,085	540,979	706,332	105,057	232,453	605,189	33,372	54,896	82,348

Investment (loss) - net	(273,644)	(521,625)	(670,878)	(102,581)	(227,797)	(581,532)	(29,362)	(52,878)	(69,700)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	946,785	907,504	(2,307,071)	393,123	(162,637)	(1,197,207)	283,384	198,426	(403,889)
Net realized gain/(loss) on private investment companies	(1,549,052)	(730,551)	278,882	(754,772)	(159,651)	(75,683)	(405,836)	(428,509)	(240,941)
Net realized gain/(loss) on swap contracts	(446,306)	-		-	-	-	188,100	-
Net unrealized gain/(loss) on swap contracts	(1,537,399)	464,169	643,941	-	-	-	44,277	(116,581)	82,063
Net realized gain/(loss) on U.S. Treasury securities	(14,579)	14,359	(51,245)	8,759	15,346	(45,198)	737	977	(40,742)
Net unrealized gain/(loss) on U.S. Treasury securities	23,758	(19,045)	33,137	(4,357)	(9,501)	(15,571)	(1,009)	2,447	14,319
Change in fair value of investments in unconsolidated trading companies	11,127	(84,431)	(126,992)	(3,287)	(67,029)	(179,768)	(11,314)	35	(18,068)

Net gain/(loss) on investments	(2,565,666)	552,005	(1,529,348)	(360,534)	(383,472)	(1,513,427)	98,339	(343,205)	(607,258)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(2,839,310)	30,380	(2,200,226)	(463,115)	(611,269)	(2,094,959)	68,977	(396,083)	(676,958)

Less: Operations attributable to non-controlling interests	-	-	-	-	-	-	-	-	-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(2,839,310)	$30,380	$(2,200,226)	$(463,115)	$(611,269)	$(2,094,959)	$68,977	$(396,083)	$(676,958)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(28.42)	$(1.15)	$(14.16)	$(17.10)	$(18.82)	$(23.64)	N/A	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	N/A	N/A	$(44.20)	$(12.60)	$(24.55)
Class 2	$(32.63)	$0.74	$(14.35)	$(19.64)	$(20.49)	$(25.59)	$4.39	$(17.22)	$(16.99)
Class 2a	N/A	N/A	N/A	N/A	N/A	N/A	$2.74	$(13.97)	$(27.07)
Class 3	$(30.28)	$0.98	$(13.06)	$(18.26)	$(18.98)	$(23.63)	$4.57	$(18.02)	$(17.84)
Class 3a	N/A	N/A	N/A	N/A	N/A	N/A	$3.06	$(14.51)	$(28.16)

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds

Statements of Operations

For the Years Ended December 31, 2020 , 2019, 2018

	Frontier Balanced Fund			Frontier Select Fund
	12/31/2020	12/31/2019	12/31/2018	12/31/2020	12/31/2019	12/31/2018

Investment income:
Interest - net	$6,461	$46,019	$38,298	$-	$(5)	$-

Total Income/(loss)	6,461	46,019	38,298	-	(5)	-

Expenses:
Incentive Fees (rebate)	-	-	145,134	-	-	-
Management Fees	19,600	22,377	77,495	-	-	-
Service Fees	351,503	606,359	920,570	62,144	102,692	132,408
Risk analysis Fees	5,880	5,576	8,738	-	-	-
Trading Fees	580,978	972,678	1,378,226	53,759	85,589	117,056
Other Fees	-	-	29,045	-	-	5,384

Total Expenses	957,961	1,606,990	2,559,208	115,903	188,281	254,848

Investment (loss) - net	(951,500)	(1,560,971)	(2,520,910)	(115,903)	(188,286)	(254,848)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	598,263	135,527	(376,937)	-	-	-
Net unrealized gain/(loss) on private investment companies	619,705	1,457,718	(4,729,444)	66,982	(149,095)	(919,512)
Net realized gain/(loss) on private investment companies	(1,593,919)	(921,909)	774,004	(240,757)	170,272	(26,405)
Net change in open trade equity/(deficit)	30,465	(133,881)	14,335	-	-	-
Net realized gain/(loss) on swap contracts	(2,448,166)	-	-	(91,989)	-	-
Net unrealized gain/(loss) on swap contracts	(3,088,917)	1,149,846	1,453,948	-	-	-
Net realized gain/(loss) on U.S. Treasury securities	25,729	12,809	(57,886)	3,696	(397)	(13,509)
Net unrealized gain/(loss) on U.S. Treasury securities	(5,410)	1,058	(13,623)	(2,628)	3,636	(14,160)
Trading commissions	(21,148)	(33,456)	(61,387)	-	-	-
Change in fair value of investments in unconsolidated trading companies	(31,150)	(140,530)	(286,285)	82,965	(31,555)	(75,342)

Net gain/(loss) on investments	(5,914,548)	1,527,182	(3,283,275)	(181,731)	(7,139)	(1,048,928)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(6,866,048)	(33,789)	(5,804,185)	(297,634)	(195,425)	(1,303,776)

Less: Operations attributable to non-controlling interests	-	-	-	-	-	-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(6,866,048)	$(33,789)	$(5,804,185)	$(297,634)	$(195,425)	$(1,303,776)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(37.30)	$(0.40)	$(18.33)	$(8.01)	$(4.86)	$(18.86)
Class 1AP	$(41.00)	$3.65	$(16.40)	$(7.52)	$(3.97)	$(17.54)
Class 2	$(55.28)	$4.88	$(21.96)	$(9.74)	$(4.24)	$(24.55)
Class 2a	$(47.84)	$4.23	$(18.96)	N/A	N/A	N/A
Class 3a	$(47.69)	$4.24	$(18.92)	N/A	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds

Statements of Operations

For the Years Ended December 31, 2020 , 2019, 2018

	Frontier Global Fund			Frontier Heritage Fund
	12/31/2020	12/31/2019	12/31/2018	12/31/2020	12/31/2019	12/31/2018

Investment income:
Interest - net	$-	$(2)	$316	$-	$(6)	$-

Total Income	-	(2)	316	-	(6)	-

Expenses:
Incentive Fees (rebate)	-	-	-	-	-	697
Management Fees	-	38,679	487,698	-	7,289	120,602
Service Fees	100,858	177,833	318,897	66,761	84,518	123,257
Risk analysis Fees	-	-	-	-	-	-
Trading Fees	186,591	278,497	307,053	104,941	118,979	142,735
Other Fees	-	-	29,844	-	-	16,035

Total Expenses	287,449	495,009	1,143,492	171,702	210,786	403,326

Investment (loss) - net	(287,449)	(495,011)	(1,143,176)	(171,702)	(210,792)	(403,326)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	-	-	-	-	-	-
Net unrealized gain/(loss) on private investment companies	(751,136)	1,144,682	-	227,342	430,724	(306,862)
Net realized gain/(loss) on private investment companies	455,079	(168,651)	-	(83,882)	(146,186)	(125,458)
Net change in open trade equity/(deficit)	-	-	-	-	-	-
Net realized gain/(loss) on swap contracts	-	-	-	(97,745)	-	-
Net unrealized gain/(loss) on swap contracts	-	-	-	197,829	(67,435)	(138,924)
Net realized gain/(loss) on U.S. Treasury securities	11,678	13,736	(301,015)	900	3,162	(47,081)
Net unrealized gain/(loss) on U.S. Treasury securities	(7,981)	(19,535)	168,599	1,057	1,244	18,865
Trading commissions	-	-	-	-	-	-
Change in fair value of investments in unconsolidated trading companies	(4,495)	(353,149)	(876,164)	(16,350)	(63,386)	(101,748)

Net gain/(loss) on investments	(296,855)	617,083	(1,008,580)	229,151	158,123	(701,208)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(584,304)	122,072	(2,151,756)	57,449	(52,669)	(1,104,534)

Less: Operations attributable to non-controlling interests	-	-	-	95,915	(32,695)	(67,355)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(584,304)	$122,072	$(2,151,756)	$(38,466)	$(19,974)	$(1,037,179)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(20.62)	$(0.05)	$(27.51)	$(1.44)	$(2.29)	$(21.36)
Class 1AP	$(154.43)	$4.51	$(26.52)	$2.35	$2.37	$(22.50)
Class 2	$(25.26)	$5.65	$(29.33)	$2.32	$1.06	$(27.17)

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2020, 2019, 2018

	Frontier Diversified Fund							Frontier Masters Fund
	Class 1	Class 2	Class 2	Class 3	Class 3			Class 1	Class 2	Class 2	Class 3	Class 3
	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total

Owners’ Capital, December 31, 2017	$2,332,222	$3,361	$9,629,385	$213,164	$9,288,555	$-	$21,466,687	$2,913,542	$87,344	$3,451,256	$34,209	$5,470,789	-	$11,957,140

Redemption of Units	(354,496)	-	(988,936)	(19,000)	(1,747,519)	-	(3,109,951)	(882,110)	(20,000)	(1,614,113)	(8,000)	(1,765,825)	-	(4,290,048)
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	(274,170)	(356)	(970,700)	(21,738)	(933,262)	-	(2,200,226)	(546,954)	(15,979)	(595,533)	(6,190)	(930,303)	-	(2,094,959)

Owners’ Capital, December 31, 2018	$1,703,556	$3,005	$7,669,749	$172,426	$6,607,774	$-	$16,156,510	$1,484,478	$51,365	$1,241,610	$20,019	$2,774,661	$-	$5,572,133

Redemption of Units	(269,710)	-	(2,063,288)	(57,500)	(1,796,772)	-	(4,187,270)	(1,450,004)	(33,750)	(198,224)	(8,000)	(1,032,846)	-	(2,722,824)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(130,651)	18	(8,633)	1,007	168,639	-	30,380	(21,680)	(4,572)	(205,621)	(2,791)	(376,606)	-	(611,270)

Owners’ Capital, December 31, 2019	$1,303,195	$3,023	$5,597,828	$115,933	$4,979,641	-	$11,999,620	$12,794	$13,043	$837,765	$9,228	$1,365,209	-	$2,238,039

Sale of Units	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemption of Units	-	-	(3,958,812)	(30,900)	(987,627)	-	(4,977,339)	-	(4,200)	(379,078)	-	(398,119)	-	(781,397)
Transfer of Units In(Out)	(987,405)	-	-	-	987,405	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(161,530)	(811)	(1,175,004)	(30,628)	(1,471,337)	-	(2,839,310)	(3,054)	(2,578)	(201,014)	(2,061)	(254,408)	-	(463,115)

Owners’ Capital, December 31, 2020	$154,260	$2,212	$464,012	$54,405	$3,508,082	-	$4,182,971	$9,740	$6,265	$257,673	$7,167	$712,682	-	$993,527

Owners’ Capital - Units, December 31, 2017	20,035	25	71,229	1,696	73,905			25,393	655	25,898	275	43,979

Sale of Units (including transfers)	-	-	-	-	-			-	-	-	-	-
Redemption of Units (including transfers)	(3,374)	-	(7,760)	(165)	(15,234)			(9,097)	(178)	(14,366)	(76)	(16,442)

Owners’ Capital - Units, December 31, 2018	16,661	25	63,469	1,531	58,671			16,296	477	11,532	199	27,537

Sale of Units (including transfers)	-	-	-	-	-			-	-	-	-	-
Redemption of Units (including transfers)	(3,771)	-	(17,427)	(511)	(14,839)			(16,119)	(328)	(1,922)	(86)	(10,844)
Owners’ Capital - Units, December 31, 2019	12,890	25	46,042	1,021	43,832			177	149	9,610	113	16,693

Sale of Units (including transfers)	-	-	-	-	-			-	-	-	-	-
Redemption of Units (including transfers)	(10,768)	-	(40,826)	(368)	(1,732)			-	(56)	(5,794)	-	(5,473)

Owners’ Capital - Units, December 31, 2020	2,122	25	5,217	653	42,100			177	93	3,816	113	11,220

Net asset value per unit at December 31, 2018	102.25		120.84		112.62			$91.10		$107.68		$100.77
Change in net asset value per unit for the year ended December 31, 2019	(1.15)		0.74		0.98			(18.82)		(20.50)		(18.99)
Net asset value per unit at December 31, 2019	$101.10		$121.58		$113.61			$72.28		$87.18		$81.78
Change in net asset value per unit for the year ended December 31, 2020	$(28.42)		$(32.63)		$(30.28)			$(17.10)		$(19.64)		$(18.26)
Net asset value per unit at December 31, 2020	$72.68		$88.95		$83.33			$55.18		$67.54		$63.52

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2020, 2019, 2018

	Frontier Long/Short Commodity Fund

	Class 2		Class 3	Class 1a	Class 2a		Class 3a
	Managing Owner	Limited Owners	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total

Owners’ Capital, December 31, 2017	$11,999	$246,901	$2,472,994	$107,619	$34,112	$408,532	$1,759	$970,136	-	$4,254,052

Redemption of Units	(4,500)	(147,466)	(344,963)	(79,178)	(4,501)	(151,758)	-	(399,521)	-	(1,131,887)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(1,501)	(21,337)	(336,614)	(8,390)	(9,127)	(90,789)	(506)	(208,694)	-	(676,958)

Owners’ Capital, December 31, 2018	$5,998	$78,098	$1,791,417	$20,051	$20,484	$165,985	$1,253	$361,921	$-	$2,445,207

Redemption of Units	(500)	(32,587)	(519,520)	(4,858)	(9,000)	(62,516)	-	(85,853)	-	(714,834)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(968)	(8,996)	(280,069)	(3,746)	(3,623)	(29,504)	(260)	(68,917)	-	(396,083)

Owners’ Capital, December 31, 2019	$4,530	$36,515	$991,828	$11,447	$7,861	$73,965	$993	$207,151	-	$1,334,290

Sale of Units	-	-	-	-	-	-	-	-	-	-
Redemption of Units	(800)	(7,667)	(66,892)	-	-	(1,193)	-	(13,411)	-	(89,964)
Transfer of Units In(Out)	-	-	-	(11,267)	-	-	-	11,267	-	-
Net increase/(decrease) in Owners’	-	-	-	-	-	-	-	-	-	-
Capital resulting from operations attributable to controlling interests	209	1,486	51,835	(180)	413	3,811	55	11,347	-	68,977

Owners’ Capital, December 31, 2020	$3,939	$30,334	$976,771	$-	$8,274	$76,583	$1,048	$216,354	-	$1,313,303

Owners’ Capital - Units, December 31, 2017	104	2,131	20,355	1,323	364	4,366	18	9,900

Sale of Units (including transfers)	-	-	-	-	-	-	-	-
Redemption of Units (including transfers)	(43)	(1,341)	(3,072)	(971)	(57)	(1,871)	-	(4,720)

Owners’ Capital - Units, December 31, 2018	61	790	17,283	352	307	2,495	18	5,180

Sale of Units (including transfers)	-	-	-	-	-	-	-	-
Redemption of Units (including transfers)	(5)	(343)	(5,702)	(93)	(158)	(1,086)	-	(1,435)

Owners’ Capital - Units, December 31, 2019	56	447	11,581	259	149	1,409	18	3,745

Sale of Units (including transfers)	-	-	-	-	-	-	-	-
Redemption of Units (including transfers)	(10)	(94)	(753)	(259)	-	(23)	-	(38)

Owners’ Capital - Units, December 31, 2020	$46	$353	$10,828	$(0)	$149	$1,386	$18	$3,707

Net asset value per unit at December 31, 2017		115.81	121.50	81.35		93.59		97.99

Change in net asset value per unit for the year ended December 31, 2018		(16.99)	(17.84)	(24.55)		(27.07)		(28.16)

Net asset value per unit at December 31, 2018		98.82	103.66	56.8		66.52		69.83

Change in net asset value per unit for the year ended December 31, 2019		(17.22)	(18.02)	(12.60)		(13.97)		(14.52)

Net asset value per unit at December 31, 2019		$81.60	$85.64	$44.20		$52.55		$55.31

Change in net asset value per unit for the year ended December 31, 2020		4.39	4.57	(44.20)		2.74		3.06

Net asset value per unit at December 31, 2020		$85.99	$90.21	$-		$55.29		$58.37

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2020, 2019, 2018

	Frontier Balanced Fund
	Class 1	Class 1AP	Class 2		Class 2a		Class 3a
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Non-Controlling Interests	Total

Owners’ Capital, December 31, 2017	$38,744,003	$601,247	$147,888	$6,829,139	$338,655	$191,276	$1,379,971	-	$48,232,179

Redemption of Units (including transfers)	(8,236,418)	(178,400)	(7,000)	(1,737,916)	(52,000)	(90,924)	(351,542)	-	(10,654,200)
Payment made by the Managing Owner	32,070	32	-	13,964	-	100	137	-	46,303
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(4,835,733)	(67,767)	(15,867)	(701,833)	(35,558)	(12,376)	(135,051)	-	(5,804,185)

Owners’ Capital, December 31, 2018	$25,703,922	$355,112	$125,021	$4,403,354	$251,097	$88,076	$893,515	$-	$31,820,097

Redemption of Units (including transfers)	(7,737,266)	(122,927)	(53,000)	(1,238,298)	(78,594)	(45,814)	(16,647)	-	(9,292,546)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(169,056)	6,359	1,727	123,049	(21,370)	1,786	23,714	-	(33,790)

Owners’ Capital, December 31, 2019	$17,797,600	$238,544	$73,748	$3,288,105	$151,133	$44,048	$900,583	-	$22,493,761

Redemption of Units	(2,911,348)	(54,192)	-	(400,453)	(29,800)	-	(121,641)	-	(3,517,434)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(5,455,720)	(76,299)	(21,938)	(981,293)	(45,917)	(13,087)	(271,794)	-	(6,866,048)

Owners’ Capital, December 31, 2020	$9,430,532	$108,053	$51,810	$1,906,359	$75,416	$30,961	$507,148	-	$12,110,279

Owners’ Capital - Units, December 31, 2017	284,956	3,993	729	33,657	1,926	1,089	7,877

Sale of Units (including transfers)	-	-	-	-	-	-	-
Redemption of Units (including transfers)	(66,442)	(1,346)	(38)	(9,321)	(325)	(527)	(2,159)

Owners’ Capital - Units, December 31, 2018	218,514	2,643	691	24,294	1,601	562	5,718

Redemption of Units (including transfers)	(66,700)	(912)	(294)	(6,599)	(663)	(288)	(107)

Owners’ Capital - Units, December 31, 2019	151,814	1,731	397	17,695	938	274	5,611

Sale of Units (including transfers)	-	-	-	-	-	-	-
Redemption of Units (including transfers)	(33,823)	(615)	-	(3,092)	(272)	-	(1,116)

Owners’ Capital - Units, December 31, 2020	117,991	1,116	397	14,603	666	274	4,495

Net asset value per unit at December 31, 2017	$135.96	$150.56	$-	$202.90	$-	$175.77	$175.18

Change in net asset value per unit for the yesr ended December 31, 2018	$(18.33)	$(16.40)		$(21.96)		$(18.96)	$(18.92)

Net asset value per unit at December 31, 2018	$117.63	$134.16		$180.94		$156.81	$156.26

Change in net asset value per unit for the yesr ended December 31, 2019	$(0.40)	$3.65		$4.88		$4.23	$4.24

Net asset value per unit at December 31, 2019	$117.23	$137.81		$185.82		$161.04	$160.50

Change in net asset value per unit for the year ended December 31, 2020	$(37.30)	$(41.00)		$(55.28)		$(47.84)	$(47.69)

Net asset value per unit at December 31, 2020	$79.93	$96.81		$130.54		$113.20	$112.81

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2020, 2019, 2018

	Frontier Select Fund						Frontier Global Fund						Frontier Heritage Fund
	Class 1	Class 1AP	Class 2				Class 1	Class 1AP	Class 2				Class 1	Class 1AP	Class 2
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total

Owners’ Capital, December 31, 2017	$5,912,980	$23,354	$70,295	$795,299	$-	$6,801,928	$13,102,614	$37,761	$153,552	$1,555,723	$-	$14,849,650	$5,435,871	$6,083	$63,646	$697,026	$579,074	$6,781,700

Payment made by Related Party	-	-	-	-	-	-	(20,121)	-	-	31,748	-	11,627	-	-	-	-	-	-
Redemption of Units	(1,052,680)	(18,274)	(11,000)	(559,336)	-	(1,641,290)	(3,379,980)	-	(29,000)	(1,092,250)	-	(4,501,230)	(1,182,575)	(4,081)	(7,000)	(18,107)	-	(1,211,763)
Change in control of ownership - Trading Companies	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Operations attributable to non-controlling interests	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(67,355)	(67,355)
Transfer of Units In(Out)	(1,232)	1,232	-	-	-	-	49,978	-	-	(49,978)	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(1,149,938)	(4,415)	(12,927)	(136,496)	-	(1,303,776)	(1,997,047)	(5,679)	(16,954)	(132,076)	-	(2,151,756)	(921,571)	(996)	(9,685)	(104,927)	-	(1,037,179)

Owners’ Capital, December 31, 2018	$3,709,130	$1,897	$46,368	$99,467	$-	$3,856,862	$7,755,444	$32,082	$107,598	$313,167	$-	$8,208,291	$3,331,725	$1,006	$46,961	$573,992	$511,718	$4,465,402

Payment made by Related Party	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemption of Units	(795,619)	-	(15,000)	(34,192)	-	(844,811)	(3,388,723)	-	(61,000)	(32,395)	-	(3,482,118)	(995,044)	-	(18,500)	(94,154)	-	(1,107,697)
Operations attributable to non-controlling interests	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Transfer of Units In(Out)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(198,460)	8,937	(1,537)	(4,365)	-	(195,425)	105,259	965	3,460	12,387	-	122,071	(41,058)	7,327	132	13,626	-	(19,974)

Owners’ Capital, December 31, 2019	$2,715,051	$10,834	$29,831	$60,910	-	$2,816,626	$4,471,980	$33,047	$50,058	$293,159	$-	$4,848,244	$2,295,623	$8,333	$28,593	$493,464	$479,024	$3,305,037

Sale of Units	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemption of Units	(850,467)	-	(10,200)	(5,197)	-	(865,864)	(1,174,215)	(25,277)	(14,300)	(119,499)	-	(1,333,291)	(94,455)	-	(4,700)	(303,112)	-	(402,266)
Transfer of Units In(Out)	-	-	-		-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(289,256)	(1,013)	(2,421)	(4,944)	-	(297,634)	(555,793)	(7,770)	(4,392)	(16,349)	-	(584,304)	(32,016)	127	212	(6,787)	(479,024)	(517,489)

Owners’ Capital, December 31, 2020	$1,575,328	$9,821	$17,210	$50,769	$-	$1,653,128	$2,741,972	$-	$31,366	$157,311	$-	$2,930,649	$2,169,152	$8,460	$24,105	$183,565	$-	$2,385,282

Owners’ Capital - Units, December 31, 2017	65,502	234	530	5,992			82,367	214	709	7,186			44,855	45	377	3,856

Sale of Units (including transfers)	-	-	-	-			-	-	-	-			-	-	-	-
Redemption of Units (including transfers)	(13,563)	(211)	(101)	(5,073)			(23,421)	-	(134)	(5,513)			(11,481)	(36)	(69)	(93)

Owners’ Capital - Units, December 31, 2018	51,939	23	429	919			58,946	214	575	1,673			33,374	9	308	3,763

Sale of Units (including transfers)
Redemption of Units (including transfers)	(11,146)	115	(141)	(333)			(24,943)	-	(315)	(153)			(9,838)	64	(122)	(550)

Owners’ Capital - Units, December 31, 2019	40,793	138	288	585			34,003	214	260	1,520			23,536	73	186	3,213

Sale of Units (including transfers)	-	-	-	-			-	-	-	-			-	-	-	-
Redemption of Units (including transfers)	(13,887)	-	(105)	(46)			(9,279)	(214)	(73)	(581)			(964)	0	(31)	(2,036)

Owners’ Capital - Units, December 31, 2020	26,906	138	183	539			24,724	0	187	939			22,572	73	155	1,177

Net asset value per unit at December 31, 2017	90.27	100.02		132.73			159.08	176.44		216.50			121.19	134.28		179.70

Change in net asset value per unit for the year ended December 31, 2018	(18.86)	(17.54)		(24.54)			(27.51)	(26.52)		(29.33)			(21.37)	(22.50)		(27.17)

Net asset value per unit at December 31, 2018	71.41	82.48		108.18			131.57	149.92		187.17			99.83	111.78		152.53

Change in net asset value per unit for the year ended December 31, 2019	(4.85)	(3.97)		4.23			(0.05)	4.51		5.65			(2.29)	2.37		1.06

Net asset value per unit at December 31, 2019	$66.56	$78.51		$103.94			$131.52	$154.43		$192.82			$97.54	$114.15		$153.59

Change in net asset value per unit for the year ended December 31, 2020	(8.01)	(7.52)		(9.74)			(20.62)	(154.43)		(25.26)			(1.44)	2.35		2.32

Net asset value per unit at December 31, 2020	$58.55	$70.99		$94.20			$110.90	$-		$167.56			$96.10	$116.50		$155.92

(1) Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Cash Flows

For the Year Ended December 31, 2020, 2019, 2018

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	12/31/2020	12/31/2019	12/31/2018	12/31/2020	12/31/2019	12/31/2018	12/31/2020	12/31/2019	12/31/2018

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(2,839,310)	$30,380	$(2,200,226)	$(463,115)	$(611,269)	$(2,094,959)	$68,977	$(396,083)	$(676,958)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in ownership allocation of U.S. Treasury securities	3,801,487	1,891,523	(1,138,048)	346,666	651,757	1,757,672	(1,347,014)	(392,620)	(181,417)
Net unrealized (gain)/loss on swap contracts	1,537,399	(464,169)	(643,941)	-	-	-	(44,277)	116,581	(82,062)
Net unrealized (gain)/loss on U.S. Treasury securities	(23,758)	19,045	(33,137)	4,357	9,501	15,571	1,009	(2,447)	(14,319)
Net realized (gain)/loss on U.S. Treasury securities	14,579	(14,359)	51,245	(8,759)	(15,346)	45,198	(737)	(977)	40,742
Net unrealized (gain)/loss on private investment companies	(946,785)	(907,504)	2,307,071	(393,123)	162,637	1,197,208	(283,384)	(198,426)	403,889
Net realized (gain)/loss on private investment companies	1,549,052	730,551	(278,881)	754,772	(159,651)	75,682	405,836	428,509	240,941
(Purchases) sales of:
Sales of swap contracts	4,870,025	-	-	-	-	-	594,898	-	-
(Purchases) of swap contracts	(4,469,147)	-	-	-	-	-	(115,000)	-	-
Sales of U.S. Treasury securities	(1,888,716)	1,747,952	2,612,077	530,370	632,031	1,784,721	2,003,499	1,130,160	1,492,432
(Purchases) of U.S. Treasury securities	(2,231,818)	(2,190,500)	(2,304,284)	(852,963)	(1,175,606)	(2,106,696)	(1,054,832)	(594,391)	(938,178)
U.S. Treasury interest and premium paid/amortized	441	(5)	25,935	2,476	4,656	14,162	4,010	2,018	13,128
(Purchases) of Private Investment Companies	(2,163,542)	(4,995,273)	(3,845,201)	(1,178,274)	(1,894,552)	(3,476,046)	(206,942)	(1,222,587)	(1,544,848)
Reduction of collateral in Swap contracts	4,446,306	-	1,099,999	-	-	-	(73,100)	-	-
Sale of Private Investment Companies	7,222,405	6,950,956	5,234,058	2,001,031	4,353,896	5,948,998	333,194	1,734,988	2,189,349
Increase and/or decrease in:
Investments in unconsolidated trading companies, at fair value	7,481	1,136,760	1,064,300	10,098	764,083	726,054	(3,025)	13,452	93,346
Interest receivable	(6,507)	29,990	(16,890)	460	2,217	29,657	(7,784)	2,876	7,953
Receivable from related parties	6,561	(11,453)	-	(266)	-	-	(5,205)	-	-
Other assets	5,700	(177,606)	-	-	-	2,974	-	-	5,122
Due to broker	-	-	-	-	-	-	-		-
Redemptions receivable from private investment companies	140,020	6,380	-	(24,837)	-	-	(1,251)	-	-
Incentive fees payable to Managing Owner	-	(3,875)	(19,227)	-	-	-	-	60,871	(3,789)
Management fees payable to Managing Owner	-	-	(174)	-	(8,347)	(602)	-	-	-
Interest payable to Managing Owner	-	-	-	-	-	-	87	(1,838)	(103)
Trading fees payable to Managing Owner	(23,301)	(8,950)	(16,361)	(6,213)	(16,311)	(21,147)	(1,187)	(51)	(3,819)
Service fees payable to Managing Owner	(3,007)	(1,106)	884	(134)	(1,546)	(1,820)	18	-	(121)
Advance on unrealized Swap Appreciation	-	-	-	-	-	-	(115,000)	-	-
Subscriptions in advance for service fee rebates	119	2,101	20,430	184	3,441	28,100	173	-	-
Other liabilities	3,110	-	(26,873)	(328)	499	-	2,641	887	-

Net cash provided by (used in) operating activities	9,008,794	3,770,838	1,892,756	722,402	2,702,090	3,924,727	155,604	680,922	1,041,288

Cash Flows from Financing Activities:
Proceeds from sale of units	-	-	-	-	-	-	-	-	-
Payment for redemption of units	(4,977,342)	(4,187,270)	(3,109,951)	(781,398)	(2,722,825)	(4,290,048)	(89,964)	(714,834)	(1,131,887)
Advance on unrealized Swap Appreciation	(4,000,000)	-	1,500,000	-	-		-	6,585	-
Change in owner redemptions payable	-	-	-	38,128	-	-	(6,585)	-	-

Net cash provided by (used in) financing activities	(8,977,342)	(4,187,270)	(1,609,951)	(743,270)	(2,722,825)	(4,290,048)	(96,549)	(708,249)	(1,131,887)

Net increase (decrease) in cash and cash equivalents	31,452	(416,432)	282,805	(20,868)	(20,735)	(365,321)	59,055	(27,328)	(90,600)

Cash and cash equivalents, beginning of period	56,263	472,695	189,890	25,639	46,374	411,695	34,272	61,600	152,200
Cash and cash equivalents, end of period	$87,715	$56,263	$472,695	$4,771	$25,639	$46,374	$93,327	$34,272	$61,600

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Cash Flows

For the Years Ended December 31, 2020, 2019, 2018

	Frontier Balanced Fund			Frontier Select Fund
	12/31/2020	12/31/2019	12/31/2018	12/31/2020	12/31/2019	12/31/2018

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(6,866,048)	$(33,789)	$(5,804,185)	$(297,634)	$(195,425)	$(1,303,776)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	15,744	104,475	(42,107)	-	-	-
Net realized (gain)/loss on futures, forwards and options	-	-	-	-	-	-
Net change in options purchased, at fair value	-	-	-	-	-	-
Due from Managing Owner	-	-	-	-	-	-
Net change in ownership allocation of U.S. Treasury securities	(220,865)	1,464,296	851,183	(826,946)	(1,015,753)	658,029
Net unrealized (gain)/loss on swap contracts	3,088,917	(1,149,846)	(1,453,948)	-	-	-
Net realized (gain)/loss on swap contracts	2,448,166	0	0	-	0	0
Net unrealized (gain)/loss on U.S. Treasury securities	5,410	(1,058)	13,623	2,628	(3,636)	14,160
Net realized (gain)/loss on U.S. Treasury securities	(25,729)	(12,809)	57,886	(3,696)	397	13,509
Net unrealized (gain)/loss on private investment companies	(619,705)	(1,457,718)	4,729,444	(66,982)	149,095	919,512
Net realized (gain)/loss on private investment companies	1,593,919	921,909	(774,004)	240,757	(170,272)	26,405
(Purchases) sales of:
Sales of swap contracts	7,586,366	-	-	-	-	-
(Purchases) of swap contracts	(7,355,251)	-	-	-	-	-
Sales of U.S. Treasury securities	3,915,124	1,030,440	2,911,825	2,403,975	2,633,295	631,678
(Purchases) of U.S. Treasury securities	(4,746,241)	(2,613,278)	(3,335,991)	(1,467,357)	(1,640,515)	(944,467)
U.S. Treasury interest and premium paid/amortized	6,461	46,019	41,873	-	(5)	9,132
(Purchases) of Private Investment Companies	(4,848,308)	(8,169,632)	(8,275,992)	(2,136,722)	(1,279,910)	(2,612,993)
Sale of Private Investment Companies	7,155,734	17,749,875	11,968,285	2,508,522	2,368,922	3,994,230
Reduction of collateral in Swap contracts	6,176,555	-	1,999,999	-	-	-
Increase and/or decrease in:					-
Receivable from futures commission merchants	2,292,269	157,058	4,774,797	-	-	-
Control of ownership of trading companies	-	-	-	-	-	-
Control of ownership of Private Investment Companies	-	-	-	-	-	-
Investments in unconsolidated trading companies, at fair value	1,112	1,694,132	1,433,177	505,355	17,825	147,683
Prepaid service fees	-	-	-	-	-	-
Interest receivable	(21,201)	(1,726)	10,548	2,268	(570)	7,462
Receivable from other series	-	-	-	-	-	-
Receivable from related parties	(14,602)	-	-	-	-	-
Other assets	-	(380,111)	(40,189)	-	-	-
Redemptions receivable from private investment companies	324,638	-	-	(67,876)	-	-
Incentive fees payable to Managing Owner	-	0	2,452	-	0	0
Management fees payable to Managing Owner	59	(5,122)	(1,038)	-	-	-
Interest payable to Managing Owner	1,271	(1,385)	(39,098)	179	-	(1,358)
Trading fees payable to Managing Owner	(32,285)	(31,591)	(31,358)	(2,067)	(1,812)	(7,086)
Service fees payable to Managing Owner	(20,254)	(15,156)	241	(3,197)	(1,669)	(6,168)
Risk analysis fees payable	1,048	(662)	-	-	-	-
Payables to related parties	-	0	184,106	26,129	0	0
Subscriptions in advance for service fee rebates	27,157	61,504	258,194	2,568	5,733	11,162
Other liabilities	6,886	2,372	(155,425)	(8,509)	8,509	(5,725)

Net cash provided by (used in) operating activities	9,876,346	9,358,197	9,284,298	811,395	874,209	1,551,389

Cash Flows from Financing Activities:
Proceeds from sale of units	-	-	-	-	-	-
Payment for redemption of units	(3,517,435)	(9,292,547)	(10,654,364)	(865,865)	(844,811)	(1,641,290)
Payment made by the Managing Owner	-	-	46,303	-	-	-
Pending owner additions	-	-	-	-	-	-
Advance on unrealized Swap Appreciation	(6,176,555)	-	1,250,000	-	-	-
Change in owner redemptions payable	(39,059)	15,300	(53,013)	(6,875)	6,875	-

Net cash provided by (used in) financing activities	(9,733,049)	(9,277,247)	(9,411,074)	(872,740)	(837,936)	(1,641,290)

Net increase (decrease) in cash and cash equivalents	143,297	80,950	(126,776)	(61,345)	36,273	(89,901)

Cash and cash equivalents, beginning of period	118,506	37,556	164,332	61,345	25,072	114,973
Cash and cash equivalents, end of period	$261,803	$118,506	$37,556	$(0)	$61,345	$25,072

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Cash Flows

For the Year Ended December 31, 2020, 2019, 2018

	Frontier Global Fund			Frontier Heritage Fund
	12/31/2020	12/31/2019	12/31/2018	12/31/2020	12/31/2019	12/31/2018

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(584,304)	$122,072	$(2,151,756)	$(38,465)	$(52,669)	$(1,104,534)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in ownership allocation of U.S. Treasury securities	(223,579)	(2,166,060)	(1,958,364)	(1,547,348)	(438,164)	29,426
Net unrealized (gain)/loss on swap contracts	-	-	-	(197,829)	67,436	138,924
Net realized (gain)/loss on swap contracts	-	-	-	97,745	-	-
Net unrealized (gain)/loss on U.S. Treasury securities	7,981	19,535	(168,599)	(1,057)	(1,244)	(18,865)
Net realized (gain)/loss on U.S. Treasury securities	(11,678)	(13,736)	301,015	(900)	(3,162)	47,081
Net unrealized (gain)/loss on private investment companies	751,136	(1,144,682)	-	(227,342)	(430,724)	306,863
Net realized (gain)/loss on private investment companies	(455,079)	168,651	-	83,882	146,186	125,458
(Purchases) sale of:
Sales of U.S. Treasury Securities	877,516	8,701,245	11,956,435	2,493,564	2,403,609	1,878,837
(Purchases) of U.S. Treasury securities	(629,240)	(3,463,172)	(7,726,537)	(940,190)	(1,595,028)	(1,357,069)
U.S. Treasury interest and premium paid/amortized	-	(2)	137,325	-	(6)	23,530
Sales of swap contracts	-	-	-	1,491,966	-	-
(Purchases) of swap contracts	-	-	-	(978,809)	-	-
(Purchases) of Private Investment Companies	(556,666)	(4,899,753)	-	(1,168,275)	(1,165,676)	(713,437)
Sale of Private Investment Companies	2,214,920	852,817	-	1,203,951	1,358,415	886,228
Reduction of collateral in Swap contracts	-	-	-	2,474,936	-	-
Increase and/or decrease in:
Investments in unconsolidated trading companies, at fair value	10,735	4,280,256	3,695,499	16,011	707,795	820,288
Interest receivable	438	63,454	47,335	111	7,564	11,497
Receivable from related parties	(319)	-	58,146	(845)	-	-
Advance on unrealized Swap Appreciation	-	-	-	(1,900,000)	-	-
Management fees payable to Managing Owner	-	(42,705)	(10,334)	-	(9,201)	(4,270)
Interest payable to Managing Owner	270	(8,068)	(12,868)	(27)	(1,072)	(1,370)
Trading fees payable to Managing Owner	(10,691)	(1,813)	(19,220)	(3,465)	981	(5,514)
Service fees payable to Managing Owner	(4,915)	(6,540)	(8,911)	(568)	(1,322)	(4,799)
Payables to related parties	-	-	-	-	-	(697)
Due to Managing Owner	-	-	(152,219)	-	-	-
Subscriptions in advance for service fee rebates	4,646	16,744	133,281	6,073	10,973	46,159
Other liabilities	(8,338)	8,543	(82,265)	(948)	1,488	(16,037)

Net cash provided by (used in) operating activities	1,382,833	2,486,786	4,037,963	862,171	1,006,179	1,087,699

Cash Flows from Financing Activities:
Payment for redemption of units	(1,333,292)	(3,482,119)	(4,501,230)	(402,266)	(1,107,696)	(1,211,763)
Payment made by Related Party	-	-	11,627	-	-	-
Change in non-controlling interest	-		-	(479,025)	-	-
Change in owner redemptions payable	(71,379)	71,379	-	(9,735)	9,735	-

Net cash provided by (used in) financing activities	(1,404,671)	(3,410,740)	(4,489,603)	(891,026)	(1,097,961)	(1,211,763)

Net increase (decrease) in cash and cash equivalents	(21,838)	(923,954)	(451,640)	(28,855)	(91,782)	(124,064)

Cash and cash equivalents, beginning of period	27,532	951,485	1,403,125	44,011	135,096	259,161
Cash and cash equivalents, end of period	$5,694	$27,531	$951,485	$15,156	$44,011	$135,096

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

The Trust, with respect to each Series:

●	engages in the speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts), and may, from time to time, engage in cash and spot transactions;

●	allocates funds to a limited liability trading company or companies (“Trading Company” or “Trading Companies”) and Galaxy Plus entities (“Galaxy Plus”). Except as otherwise described in these notes, each Trading Company and Galaxy Plus entity has one-year renewable contracts with its own independent commodity trading advisor (s), or each, a Trading Advisor, that will manage all or a portion of such Trading Company’s and Galaxy Plus assets and make the trading decisions for the assets of each Series vested in such Trading Company and Galaxy Plus entity. Each Trading Company and Galaxy Plus entity will segregate its assets from any other Trading Company and Galaxy Plus entity;

●	maintains separate, distinct records for each Series, and accounts for the assets of each Series separately from the other Series;

●	calculates the Net Asset Value (“NAV”) of its Units for each Series separately from the other Series;

●	has an investment objective of increasing the value of each Series’ Units over the long term (capital appreciation), while managing risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments;

●	maintains each Series of Units in three to seven sub-classes—Class 1, Class 1AP, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of Frontier Diversified Fund, Frontier Masters Fund, and Frontier Long/Short Commodity Fund are charged a service fee of up to two percent (2.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to two percent (2.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to two percent (2.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. Investors who have purchased Class 1 or Class 1a Units of Frontier Balanced Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Global Fund are charged a service fee of up to three percent (3.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to selling agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Frontier Diversified Fund, and Frontier Masters Fund or Class 2a Units of the Frontier Long/Short Commodity Fund sold until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series. Class 1AP was created as a sub-class of Class 1 and it has been presented separately because the fees applicable to it are different from those applicable to Class 1. Currently the service fee is not charged to Class 1AP investors. The Managing Owner may also pay selling agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such Selling agents; and

●	all payments made to selling agents who are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and their associated persons that constitute underwriting compensation will be subject to the limitations set forth in Rule 2310(b)(4)(B)(ii) (formerly Rule 2810(b)(4)(B)(ii)) of the Conduct Rules of FINRA (“Rule 2310”). An investor’s Class 1 Units or Class 2 Units of any Series, or Class 2a Units of the Frontier Long/Short Commodity Fund or Frontier Balanced Fund will be classified as Class 3 or Class 3a Units of such Series, as applicable, when the Managing Owner determines that the fee limitation set forth in Rule 2310 with respect to such Units has been reached or will be reached. The service fee limit applicable to each unit sold is reached upon the earlier of when (i) the aggregate initial and ongoing service fees received by the selling agent with respect to such unit equals 9% of the purchase price of such unit or (ii) the aggregate underwriting compensation (determined in accordance with FINRA Rule 2310) paid in respect of such unit totals 10% of the purchase price of such unit. No service fees are paid with respect to Class 3 or Class 3a Units. Units of any Class in a Series may be redeemed, in whole or in part, on a daily basis, at the then current NAV per Unit for such Series on the day of the week after the date the Managing Owner is in receipt of a redemption request for at least one (1) business day to be received by the Managing Owner prior to 4:00 PM in New York.

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

As of December 31, 2020, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund, Frontier Global Fund (formerly Frontier Winton Fund) and Frontier Heritage Fund separates Units into a maximum of three separate Classes- Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Balanced Fund separates Units into a maximum of five separate Classes— Class 1, Class 1AP, Class 2, Class 2A and Class 3A. The Trust, with respect to the Frontier Long/Short Commodity Fund separates Units into a maximum of five separate Classes— Class 1A, Class 2A, Class 2, Class 3A and Class 3. Frontier Long/Short Commodity Fund Class 1A was closed as of September 30,2020 and Frontier Global Class 1AP was closed as of November 18, 2020. Between April 15, 2016 and May 10, 2017, a portion of the interests in Frontier Trading Company I, LLC and all of the interests in Frontier Trading Company VII, LLC, Frontier Trading Company XV, LLC, and Frontier Trading Company XXIII LLC held by Frontier Diversified Fund, Frontier Masters Fund, Frontier Select Fund, Frontier Balanced Fund and Frontier Long/Short Commodity Fund were exchanged for equivalent interests in the Galaxy Plus Managed Account Platform (“Galaxy Plus”) which is an unaffiliated, third-party managed account platform. The assets of Frontier Trading Company I, LLC, which included exposure to Quantmetrics Capital Management LLP’s Multi-Strategy Program, Quantitative Investment Management, LLC’s Quantitative Global Program, Quest Partners LLC’s Quest Tracker Index Program, Chesapeake Capital Management, LLC’s Diversified Program, and Doherty Advisors LLC’s Relative Value Moderate Program, the assets of Frontier Trading Company VII, LLC, which included exposure to Emil van Essen LLC’s Multi-Strategy Program, Red Oak Commodity Advisors, Inc.’s Fundamental Diversified Program, Rosetta Capital Management, LLC’s Rosetta Trading Program, and Landmark Trading Company’s Landmark Program, the assets of Frontier Trading Company XV, LLC, which included exposure to Transtrend B.V.’s TT Enhanced Risk (USD) Program, and the assets of Frontier Trading Company XXIII, LLC which included exposure to Fort L.P.’s Global Contrarian Program have been transferred to individual Delaware limited liability companies (“Master Funds”) in Galaxy Plus. Each Master Fund is sponsored and operated by Gemini Alternative Funds, LLC (“Sponsor”). The Sponsor has contracted with the Trading Advisors to manage the portfolios of the Master Funds pursuant to the advisors’ respective program. For those Series that invest in Galaxy Plus, approximately 30-70% of those Series assets are used to support the margin requirements of the Master Funds. The remaining assets of the Series are split between investments in Trading Companies and a pooled cash management account that invests primarily in U.S. Treasury securities. For those Series that do not invest in Galaxy Plus, their assets are split between investments in Trading Companies and investments in the pooled cash management account.

As of December 31, 2019 and 2018, Frontier Global Fund has invested a portion of its assets in a single Trading Company , and a single Trading Advisor manages 100% of the assets invested in such trading company.

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

●	Significant Accounting Policies

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

Galaxy Plus entities are co-mingled investment vehicles. In addition to the Series, there are other non-affiliated investors in Galaxy Plus. Subscriptions and redemptions by these non-affiliated investors will have a direct impact on the Series ownership percentage in Galaxy Plus. It is expected that ownership percentage will fluctuate (sometimes significantly) on a week-by-week basis which could also result in frequent changes in the consolidating Series. Such fluctuations make consolidating the financial statements of the Galaxy Plus entities both impractical and misleading. Non-consolidation of these Galaxy Plus entities presents a more useful financial statement for the readers. As such, management has decided that presenting Galaxy Plus entities on a non-consolidated basis as investments in other investments companies (a “fund of funds” approach) is appropriate and preferable to the users of these financial statements. Refer to Note 5 for additional disclosures related to these private investment companies.

As of December 31, 2020, and 2019, the consolidated statements of financial condition of Frontier Balanced Fund included the assets and liabilities of its wholly owned interests in Frontier Trading Company I, LLC and Frontier Trading Company XXXIV, LLC.

For the year ended December 31, 2020, 2019 and 2018 the consolidated statements of operations of Frontier Balanced Fund included the earnings of its wholly owned interest in Frontier Trading Company I, LLC and Frontier Trading Company XXXIV, LLC.

As of December 31, 2020, and 2019, the consolidated statements of financial condition of Frontier Long/Short Commodity Fund included the assets and liabilities of its wholly owned Trading Company, Frontier Trading Company XXXVII, LLC.

For the years ended December 31, 2020, 2019 and 2018, the consolidated statements of operations of Frontier Long/Short Commodity Fund included the earnings of its wholly owned Trading Company listed above.

As of December 31, 2020, and 2019, the consolidated statements of financial condition of Frontier Diversified Fund included the assets and liabilities of its wholly owned Frontier Trading Company XXXV, LLC.

For the years ended December 31, 2020, 2019, and 2018 the consolidated statements of operations of Frontier Diversified Fund included the earnings of its wholly owned Trading Company listed above.

As of and for the years ended December 31, 2020, 2019, and 2018, the consolidated statements of financial condition and statement of operations of Frontier Heritage Fund included the assets and liabilities, and earnings, respectively, of its majority owned Trading Company, Frontier Trading Company XXXIX, LLC.

For the year ended December 31, 2020, 2019 and 2018, the consolidated statements of operations of Frontier Select Fund included the earnings of its majority owned Trading Company.

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

Interest Income— U.S. Treasury Securities are pooled for purposes of maximizing returns on these assets to investors of all Series. Interest income from pooled cash management assets is recognized on the accrual basis and allocated daily to each Series based upon its daily proportion of ownership of the pool. Aggregate interest income from all sources, including U.S. Treasuries and assets held at a futures commission merchant (“FCM”), of up to two percentage points of the aggregate percentage yield (annualized) of net asset value less any fair market value related to swaps, is paid to the Managing Owner by the Frontier Balanced Fund (Class 1, and Class 2 only), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Select Fund, Frontier Global Fund and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a and Class 3a), Frontier Masters Fund and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 100% of the interest is retained by the respective Series. All interest not paid to the Managing Owner is interest income to the Series and shown net on the statement of operations. The amount reflected in the financial statements of the Series are disclosed on a net basis. Due to some classes not exceeding the 2% paid to the Managing Owner, amounts earned by those Series may be zero. Frontier Long/Short Commodity Fund Class 1A was closed as of September 30, 2020 and Frontier Global Class 1AP was closed as of November 18, 2020.

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

Receivable from Futures Commission Merchants—The Series of the Trust deposit assets with a FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust, with respect to the Series, earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2020 and 2019 included restricted cash for margin requirements of $321,638 and $2,890,330 respectively, for the Frontier Balanced Fund.

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

Income Taxes—The Trust, with respect to the Series, applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust, with respect to the Series’, financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust, with respect to the Series, for the year ended December 31, 2020.

The 2017 through 2020 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

Each Series is charged service fees as outlined above. In some cases, amounts paid to selling agents might be less than the amount charged to the Series. When this occurs, the service fee is rebated back to the investor in the form of additional units. During 2018, 2019 and 2020, the Series were not allowed to issue additional units. The Managing Owner has determined that the purchase of additional units of the relevant Series will commence in 2021 when the Series are allowed to sell shares again. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $22,650, $393, $31,725, $346,855, $19,463, $154,671 and $63,205 for the Frontier Diversified, Long/Short Commodity, Masters, Balanced, Select, Global and Heritage Funds, respectively, as of December 31, 2020.

These service fees are part of the offering costs of the Trust, with respect to the Series, which include registration and filing fees, legal and blue sky expenses, accounting and audit, printing, marketing support and other offering costs which are borne by the Managing Owner. With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Class 1 and Class 1a Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed for such payment by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk of the downside and enjoys the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months. Frontier Long/Short Commodity Fund Class 1A was closed as of September 30, 2020 and Frontier Global Class 1AP was closed as of November 18, 2020.

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

Recently Adopted Accounting Pronouncements— In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. In general, the amendments in ASU 2018-13 are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt the removed or modified disclosures upon the issuance of ASU 2018-13 and may delay adoption of the additional disclosures, which are required for public companies only, until their effective date. Management has evaluated the impacts of ASU 2018-13 and ensured that the financial statements are compliant.

Subsequent Events—The Series, follows the provisions of ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date and up through the date the financial statements are issued. Refer to Note 11.

●	Fair Value Measurements

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

The following table summarizes investment in each Series measured at fair value on a recurring basis as of December 31, 2020 and December 31, 2019 segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value.

December 31, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$16,669	$-	$-	$16,669
U.S. Treasury Securities	427,393	-	-	427,393
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	907	-	-	907
U.S. Treasury Securities	23,245	-	-	23,245
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	17,736	-	-	17,736
U.S. Treasury Securities	454,738	-	-	454,738
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	49,755	-	-	49,755
Open Trade Equity (Deficit)	100,440	-	-	100,440
U.S. Treasury Securities	1,275,641	-	-	1,275,641
Frontier Global Fund
Investment in Unconsolidated Trading Companies	1,083	-	-	1,083
U.S. Treasury Securities	27,742	-	-	27,742
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	2,880	-	-	2,880
U.S. Treasury Securities	73,847	-	-	73,847

December 31, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	24,150	-	-	24,150
Swap Contracts	-	-	6,384,583	6,384,583
U.S. Treasury Securities	99,605	-	-	99,605
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	11,005	-	-	11,005
U.S. Treasury Securities	45,391	-	-	45,391
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	14,711	-	-	14,711
Swap Contracts	-	-	362,521	362,521
U.S. Treasury Securities	60,673	-	-	60,673
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	50,867	-	-	50,867
Open Trade Equity (Deficit)	57,057	59,127	-	116,184
Swap Contracts	-	-	11,944,753	11,944,753
U.S. Treasury Securities	209,799	-	-	209,799
Frontier Select Fund
Investment in Unconsolidated Trading Companies	26,331	-	479,024	505,355
U.S. Treasury Securities	108,603	-	-	108,603
Frontier Global Fund (Formerly Winton Fund)
Investment in Unconsolidated Trading Companies	11,818	-	-	11,818
U.S. Treasury Securities	48,741	-	-	48,741
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	18,891	-	-	18,891
Swap Contracts	-	-	2,888,008	2,888,008
U.S. Treasury Securities	77,916	-	-	77,916

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the statements of operations. Investment in unconsolidated trading company asset gains and losses (realized/unrealized) included in earnings are classified in “Change in fair value of investments in unconsolidated trading companies.” During the year ended December 31, 2020 and 2019, all identified Level 3 assets were components of the Frontier Diversified Fund, Frontier Long/Short Commodity Fund, Frontier Balanced Fund, Frontier Select Fund, and Frontier Heritage Fund. During the year ended December 31, 2020, the entire investments in the swaps were sold.

For the Year Ended December 31, 2020
Swaps

	Frontier Balanced Fund	Frontier Long/Short Commodity Fund
Balance of recurring Level 3 assets as of January 1, 2020	$11,944,753	$362,521
Total gains or losses (realized/unrealized):
Included in earnings-realized	(2,448,166)	188,100
Included in earnings-unrealized	(3,088,917)	44,277
Proceeds from collateral reduction	(6,176,555)	(115,000)
Sale of investments	(7,586,366)	(594,898)
Purchase of investments	7,355,251	115,000
Change in ownership allocation	-	-
Transfers in and/or out of Level 3	-	-

Balance of recurring Level 3 assets as of December 31, 2020	$-	$-

	Frontier Diversified Fund	Frontier Heritage Fund
Balance of recurring Level 3 assets as of January 1, 2020	$6,384,583	$2,888,009
Total gains or losses (realized/unrealized):
Included in earnings-realized	(446,306)	(97,745)
Included in earnings-unrealized	(1,537,399)	197,829
Proceeds from collateral reduction	(4,000,000)	(2,474,937)
Sale of investments	(4,870,025)	(1,491,965)
Purchase of investments	4,469,147	978,809
Change in ownership allocation	-	-
Transfers in and/or out of Level 3	-	-

Balance of recurring Level 3 assets as of December 31, 2020	$-	$-

Investments in Unconsolidated Trading Companies:
Frontier Select Fund

Balance of recurring Level 3 assets as of January 1, 2020	$479,024
Change in fair value of investments in unconsolidated trading companies	95,915
Proceeds from sales of investments of unconsolidated trading companies	(574,939)
Purchases of investments of unconsolidated trading companies	-
Change in ownership allocation	-
Transfers in and/or out of Level 3	-

Balance of recurring Level 3 assets as of December 31, 2020	$-

2019
For the Year Ended December 31, 2019 Swaps

	Frontier Balanced Fund	Frontier Long/Short Commodity Fund
Balance of recurring Level 3 assets as of January 1, 2019	$10,794,908	$479,102
Total gains or losses (realized/unrealized):
Included in earnings-realized	-	-
Included in earnings-unrealized	1,149,845	(116,581)
Proceeds from collateral reduction	-	-
Change in ownership allocation	-	-
Transfers in and/or out of Level 3	-	-

Balance of recurring Level 3 assets as of December 31, 2019	$11,944,753	$362,521

	Frontier Diversified Fund	Frontier Heritage Fund
Balance of recurring Level 3 assets as of January 1, 2019	$5,920,414	$2,955,444
Total gains or losses (realized/unrealized):
Included in earnings-realized	-	-
Included in earnings-unrealized	464,169	(67,435)
Proceeds from collateral reduction	-	-
Change in ownership allocation	-	-
Transfers in and/or out of Level 3	-	-

Balance of recurring Level 3 assets as of December 31, 2019	$6,384,583	$2,888,009

For the Twelve Months Ended December 31, 2019
Investments in Unconsolidated Trading Companies:
Frontier Select Fund

Balance of recurring Level 3 assets as of January 1, 2019	$511,718
Change in fair value of investments in unconsolidated trading companies	(32,694)
Proceeds from sales of investments of unconsolidated trading companies	-
Purchases of investments of unconsolidated trading companies	-
Change in ownership allocation	-
Transfers in and/or out of Level 3	-

Balance of recurring Level 3 assets as of December 31, 2019	$479,024

The Series of the Trust assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Series’ accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the years ended December 31, 2020 and 2019, the Trust did not transfer any assets between Levels 1, 2 or 3.

The amounts reflected in the change in ownership allocation result from changes in ownership in the underlying Trading Companies at the Series level, which have resulted in changes in consolidation or de-consolidation by the Series. The ownership in the Trading Companies is accounted for under the equity method, which approximates fair value. The Frontier Heritage Fund and the Frontier Select Fund jointly owned the Frontier Brevan Howard swap. The Frontier Heritage Fund owned the majority interest in the Frontier Brevan Howard swap. The Frontier Select Fund (through its investment in an unconsolidated trading company) and Frontier Heritage Fund Brevan Howard swap investments were liquidated on May 30, 2020 and Frontier Balanced Fund, Frontier Long/Short Commodity Fund, Frontier Diversified Fund TRS swap investments were liquidated on December 21, 2020.

	Frontier Diversified Fund	Frontier Long/Short Commodity Fund	Frontier Balanced Fund	Frontier Heritage Fund
Swap Contracts	$(1,537,399)	$44,277	$(3,088,917)	$197,829

Frontier Select Fund
Investments in Unconsolidated Trading Companies	$(91,989)

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

	Frontier Diversified Fund	Frontier Long/Short Commodity Fund	Frontier Balanced Fund	Frontier Heritage Fund
Swap Contracts	$643,941	$82,063	$1,453,948	$(138,923)

●	Swap Contracts

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of December 31, 2020, and December 31, 2019, approximately 0.0% and 2.4% respectively, of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain swaps and is recorded as collateral within the swap fair value within the Statements of Financial Condition. The cash held with the counterparty is not restricted.

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

To help to reduce counterparty risk on the Series, the Managing Owner has the right to reduce the Series’ exposure and remove cash from the Series’ total return swaps with Deutsche Bank AG. This cash holding shall be in excess of $250,000 and may not exceed 40% of the Index exposure in total. Index exposure is defined as the total notional amount plus any profit. The Series are charged interest on this cash holding and any amount removed will be offset against the final settlement value of the swap. The Frontier Select Fund (through its investment in an unconsolidated trading company) and Frontier Heritage Fund Brevan Howard swap investments were liquidated on May 30, 2020 and Frontier Balanced Fund, Frontier Long/Short Commodity Fund, Frontier Diversified Fund TRS swap investments were liquidated on December 21, 2020.

The Series have invested in the following swaps as of and for the year ended December 31, 2020:

	Frontier Balanced Fund	Frontier Diversified Fund	Frontier Long/Short Commodity Fund	Frontier Heritage Fund
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	Deutsche Bank AG	Deutsche Bank AG	Deutsche Bank AG	Deutsche Bank AG
Realized Gain/(Loss)	$(2,448,166)	$(446,306)	$188,100	$(97,745)
Change in Unrealized Gain/(Loss)	$(3,088,917)	$(1,537,399)	$44,277	$197,829
Fair Value as of December 31, 2020	$0	$0	$0	$0
Advance on swap appreciation	$0	$0	$0	$0

The Series have invested in the following swaps as of and for the year ended December 31, 2019:

	Frontier Balanced Fund	Frontier Diversified Fund	Frontier Long/Short Commodity Fund	Frontier Heritage Fund
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	Deutsche Bank AG	Deutsche Bank AG	Deutsche Bank AG	Deutsche Bank AG
Notional Amount	$7,420,403	$1,761,834	$653,610	$2,072,056
Termination Date	7/31/2023	7/31/2023	7/31/2023	3/27/2023
Cash Collateral	$86,000	$86,000	$29,950	$975,450
Swap Value	$11,858,754	$6,298,583	$332,571	$1,912,559
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	$1,149,846	$464,169	$(116,581)	$(67,435)
Fair Value as of December 31, 2019	$11,944,754	$6,384,583	$362,521	$2,888,009
Advance on swap appreciation	$(6,176,555)	$(4,000,000)	$(115,000)	$(1,900,000)

●	Investments in Unconsolidated Trading Companies and Private Investment Companies

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

The following table summarizes each of the Series’ investments in unconsolidated Trading Companies as of December 31, 2020 and 2019:

	As of December 31, 2020		As of December 31, 2019
	Percentage of		Percentage of
	Series Total		Series Total
	Capital Invested in		Capital Invested in
Series	Unconsolidated Trading Companies	Fair Value	Unconsolidated Trading Companies	Fair Value

Frontier Diversified Series —
Frontier Trading Company XXXVIII, LLC	0.40%	$16,669	0.20%	$24,150
Frontier Masters Fund —
Frontier Trading Company XXXVIII, LLC	0.09%	$907	0.49%	$11,005
Frontier Long/Short Commodity Fund —
Frontier Trading Company XXXVIII, LLC	1.35%	$17,736	1.10%	$14,711
Frontier Balanced Fund —
Frontier Trading Company XXXVIII, LLC	0.41%	$49,755	0.23%	$50,867
Frontier Select Fund —
Frontier Trading Companies XXXVIII, LLC and XXXIX, LLC*	0.00%	$-	17.94%	$505,355
Frontier Global Fund —
Frontier Trading Company XXXVIII, LLC	0.04%	$1,083	0.25%	$11,818
Frontier Heritage Fund —
Frontier Trading Company XXXVIII, LLC	0.12%	$2,880	0.57%	$18,891

*	The investment in Frontier Trading Company XXXIX, LLC was sold as of June 30, 2020.

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

Effective December 21, 2020, JE Moody & Company H2O AM LLP and Crabel Capital Management, LLC ceased to act as a commodity trading advisor to the Trust.

●	Transactions with Affiliates

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

Expenses

Management Fees—Each Series of Units pays to the Managing Owner a monthly management fee equal to a percentage of the notional assets of such Series allocated to Trading Companies, calculated on a daily basis. The percentage basis of the fees varies and are in line with the amounts being disclosed below. In addition, the Managing Owner receives a monthly management fee equal to a certain percentage of the assets in the Galaxy Plus entities attributable to such Series’ (including notional assets), calculated on a monthly basis. The management fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. The total amount of assets of a Series allocated to Trading Advisors and/or reference programs, including (i) actual funds deposited in accounts directed by the Trading Advisors or deposited as margin in respect of swaps or other derivative instruments referencing a reference program plus (ii) any notional equity allocated to the Trading Advisors and any reference programs, is referred to herein as the “notional assets” of the Series. The annual rate of the management fee is: 0.5% for the Frontier Balanced Fund Class 1 and Class 2, 0.5% for the Frontier Balanced Fund Class 1AP, Class 2a and Class 3a, 2.0% for the Frontier Global Fund, Frontier Long/Short Commodity Fund Class 1a, Class 2a, and Class 3a and Frontier Masters Fund, 0.75% for Frontier Diversified Fund, 2.5% for the Frontier Heritage Fund and Frontier Select Fund, and 3.5% for the Frontier Long/Short Commodity Fund Class 2 and Class 3. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) and/or waive (up to the percentage specified) any such management fee to the extent any related management fee is paid by a trading company or estimated management fee is embedded in a swap or other derivative instrument. Any management fee embedded in a swap or other derivative instrument may be greater or less than the management fee that would otherwise be charged to the Series by the Managing Owner

As of the date of this report, for a Series that has invested in a swap, a Trading Advisor does not receive any management fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. As of December 31, 2020 and 2019, the management fee embedded in (i) swaps owned by Frontier Diversified Fund was 1.00% per annum, (ii) swaps owned by Frontier Balanced Fund was 1.00% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 1.50% per annum, (iv) swaps owned by Frontier Select Fund was 1.00% per annum, and (v) swaps owned by Frontier Heritage Fund was 1.00% per annum, and the Managing Owner has waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded management fee was accrued on the relevant notional amount of the swap.

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

Incentive Fees—Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated in the Trading Companies by such Series, monthly or quarterly. In addition, the Managing Owner receives a quarterly incentive fee of a certain percentage of new net trading profits generated in the Galaxy Plus entities that have been allocated to the Series. The incentive fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. Because the Frontier Diversified Fund, Frontier Masters Fund, Frontier Balanced Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Long/Short Commodity Fund may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Frontier Balanced Fund and the Frontier Diversified Fund and 20% for the Frontier Global Fund, Frontier Heritage Fund, Frontier Select Fund, Frontier Long/Short Commodity Fund and Frontier Masters Fund. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series. As of the date of this report, for a Series that has invested in a swap, the Managing Owner or Trading Advisor(s) do not receive any incentive fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. As of December 31, 2020 and 2019, the range of incentive fees as a percentage of net new trading profits on swaps embedded in (i) swaps owned by Frontier Diversified Fund was 20-25% per annum, (ii) swaps owned by Frontier Balanced Fund was 20-25% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 25% per annum, and (iv) swaps owned by Frontier Heritage Fund was 15% per annum, and the Managing Owner has waived the entire incentive fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded incentive fee was accrued based on the net new trading profits of the swap.

Service Fees— Investors who have purchased Class 1 or Class 1a Units of Frontier Diversified Fund, Frontier Masters Fund, and Frontier Long/Short Commodity Fund are charged a service fee of up to two percent (2.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to two percent (2.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 and Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to two percent (2.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. Investors who have purchased Class 1 or Class 1a Units of Frontier Balanced Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Global Fund are charged a service fee of up to three percent (3.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 and Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to selling agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Frontier Diversified Fund and Frontier Masters Fund or Class 2a Units of the Frontier Long/Short Commodity Fund sold) until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series for administrative purposes. Currently the service fee is not charged to Class 1AP investors. The Managing Owner may also pay selling agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such selling agents

The Managing Owner has determined that the purchase of additional units of the relevant series will commence in 2021. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $22,650, $393, $31,725, $346,855, $19,463, $154,671 and $63,205 for the Frontier Diversified, Long/Short Commodity, Masters, Balanced, Select, Global and Heritage Funds, respectively, as of December 31, 2020.

The following table summarizes fees earned by the Managing Owner and the Former Managing Owner for the years ended December 31, 2020, 2019 and 2018.

For the Year Ended December 31, 2020	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	-	-	14,246	251,203
Frontier Masters Fund	-	-	1,786	101,300
Frontier Long/Short Commodity Fund	-	-	381	32,628
Frontier Balanced Fund	-	19,600	351,503	580,978
Frontier Select Fund	-	-	62,144	53,759
Frontier Global Fund	-	-	100,858	186,591
Frontier Heritage Fund	-	-	66,761	104,941

For the Year Ended December 31, 2019	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	-	$2,668	$44,726	$493,585
Frontier Masters Fund	-	7,665	11,635	213,153
Frontier Long/Short Commodity Fund	-	-	562	54,334
Frontier Balanced Fund	-	22,377	606,359	972,678
Frontier Select Fund	-	-	102,692	85,589
Frontier Global Fund	-	38,679	177,833	278,497
Frontier Heritage Fund	-	7,289	84,518	118,979

For the Year Ended December 31, 2018	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	(4,499)	$44,289	$58,473	$591,665
Frontier Masters Fund	-	108,413	49,049	420,391
Frontier Long/Short Commodity Fund	(3,789)	-	1,653	82,890
Frontier Balanced Fund	145,134	77,495	920,570	1,378,226
Frontier Select Fund	-	-	132,408	117,056
Frontier Global Fund	-	487,698	318,897	307,053
Frontier Heritage Fund	697	120,602	123,257	142,735

The following table summarizes fees payable to the Managing Owner and Former Managing Owner as of December 31, 2020 and 2019.

As of December 31, 2020	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$-	$-	$-	$385	$12,576
Frontier Masters Fund	-	-	-	70	5,460
Frontier Long/Short Commodity Fund	-	-	87	18	2,281
Frontier Balanced Fund	-	8,854	1,376	21,381	37,894
Frontier Select Fund	-	-	179	3,709	3,933
Frontier Global Fund	-	-	326	6,348	11,849
Frontier Heritage Fund	-	-	139	4,794	7,705

As of December 31, 2019	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$-	$-	$-	$3,391	$35,877
Frontier Masters Fund	-	-	-	204	11,673
Frontier Long/Short Commodity Fund	-	-	-	-	3,468
Frontier Balanced Fund	-	8,795	105	41,635	70,179
Frontier Select Fund	-	-	-	6,906	6,000
Frontier Global Fund	-	-	56	11,263	22,540
Frontier Heritage Fund	-	-	166	5,362	11,170

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

Frontier Long/Short Commodity Fund Class 1A was closed as of September 30, 2020 and Frontier Global Class 1AP was closed as of November 18, 2020. All swaps were sold as of December 31, 2020.

The following table outlines the interest paid by each Series to the Managing Owner and Former Managing Owner and its ratio to average net assets for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018	2020	2019	2018
	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Ratio to Average Net Assets	Ratio to Average Net Assets	Ratio to Average Net Assets

Frontier Diversified Fund Class 1	128,397	$-	$-	33.62%	0.00%	0.00%
Frontier Diversified Fund Class 2	791,849	-	-	29.93%	0.00%	0.00%
Frontier Diversified Fund Class 3	617,154	-	-	14.78%	0.00%	0.00%
Frontier Masters Fund Class 1	219	-	-	2.00%	0.00%	0.00%
Frontier Masters Fund Class 2	1,567	-	-	0.25%	0.00%	0.00%
Frontier Masters Fund Class 3	-	-	-	0.00%	0.00%	0.00%
Frontier Long/Short Commodity Fund Class 2	27	14	141	0.07%	0.02%	0.00%
Frontier Long/Short Commodity Fund Class 3	703	337	1,902	0.07%	0.02%	0.39%
Frontier Balanced Fund Class 1	7,387	3,925	47,797	0.06%	0.02%	0.16%
Frontier Balanced Fund Class 1AP	103	64	(1,082)	0.06%	0.02%	-0.21%
Frontier Balanced Fund Class 2	1,484	764	8,556	0.06%	0.02%	0.16%
Frontier Balanced Fund Class 2a	17	10	(237)	0.01%	0.00%	-0.06%
Frontier Balanced Fund Class 3a	80	32	(520)	0.01%	0.00%	-0.05%
Frontier Select Fund Class 1	4,514	5,563	8,986	0.22%	0.16%	0.10%
Frontier Select Fund Class 1AP	24	15	39	0.24%	0.19%	0.13%
Frontier Select Fund Class 2	173	174	919	0.23%	0.16%	0.11%
Frontier Global Fund Class 1	3,110	23,787	122,387	0.09%	0.40%	3.30%
Frontier Global Fund Class 1AP	28	114	623	0.10%	0.33%	0.01%
Frontier Global Fund Class 2	238	1,386	10,552	0.09%	0.35%	0.17%
Frontier Heritage Fund Class 1	5,141	5,323	18,510	0.23%	0.19%	0.70%
Frontier Heritage Fund Class 1AP	20	9	13	0.24%	0.15%	0.00%
Frontier Heritage Fund Class 2	847	1,088	2,948	0.20%	0.18%	0.10%

Total	$1,563,082	$42,605	$221,534

●	Financial Highlights

The following information presents the financial highlights of the Series for the years ended December 31, 2020, 2019 and 2018. This data has been derived from the information presented in the financial statements.

For the year ended December 31, 2020

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 1a		Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2019	$101.10	$121.58	$113.61	$72.28	$87.18	$81.78	$44.20		$81.60	$52.55	$85.64	$55.31
Net operating results:
Interest income	0.01	0.01	0.01	0.09	0.12	0.11	0.14		0.25	0.16	0.27	0.17
Expenses	(6.39)	(3.65)	(3.23)	(14.02)	(4.83)	(4.51)	(3.09)		(2.09)	(1.34)	(2.19)	(1.41)
Net gain/(loss) on investments, net of non-controlling interests	(22.03)	(28.98)	(27.06)	(3.17)	(14.93)	(13.86)	(41.24	)*	6.22	3.91	6.49	4.30
Net income/(loss)	(28.42)	(32.63)	(30.28)	(17.10)	(19.64)	(18.27)	(44.20	)*	4.39	2.74	4.56	3.05
Net asset value, December 31, 2020	$72.68	$88.95	$83.33	$55.18	$67.54	$63.52	$-	*	$85.99	$55.29	$90.21	$58.37

Ratios to average net assets
Net investment income/(loss)	-7.33%	-3.60%	-3.60%	-22.42%	-6.13%	-6.13%	-6.61%		-2.21%	-2.21%	-2.21%	-2.21%
Expenses before incentive fees (3)(4)	7.34%	3.61%	3.61%	22.57%	6.28%	6.28%	6.91%		2.51%	2.51%	2.51%	2.51%
Expenses after incentive fees (3)(4)	7.34%	3.61%	3.61%	22.57%	6.28%	6.28%	6.91%		2.51%	2.51%	2.51%	2.51%
Total return before incentive fees (2)	-28.11%	-26.84%	-26.65%	-23.66%	-22.53%	-22.33%	-1.63	%*	5.38%	5.20%	5.33%	5.52%
Total return after incentive fees (2)	-28.11%	-26.84%	-26.65%	-23.66%	-22.53%	-22.33%	-1.63	%*	5.38%	5.20%	5.33%	5.52%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2019	$117.23	$137.81	$185.82	$161.04	$160.50	$66.56	$78.51	$103.94
Net operating results:
Interest income	0.04	0.04	0.06	0.05	0.05	0.00	0.00	0.00
Expenses	(6.16)	(4.17)	(5.64)	(4.92)	(4.87)	(3.40)	(1.82)	(2.42)
Net gain/(loss) on investments, net of non-controlling interests	(31.19)	(36.87)	(49.70)	(42.97)	(42.87)	(4.60)	(5.70)	(7.32)
Net income/(loss)	(37.31)	(41.00)	(55.28)	(47.84)	(47.69)	(8.01)	(7.52)	(9.74)
Net asset value, December 31, 2020	$79.93	$96.81	$130.54	$113.20	$112.81	$58.55	$70.99	$94.20

Ratios to average net assets
Net investment income/(loss)	-6.98%	-3.99%	-3.99%	-3.99%	-3.99%	-5.49%	-2.49%	-2.49%
Expenses before incentive fees (3)(4)	7.03%	4.03%	4.03%	4.03%	4.03%	5.49%	2.49%	2.49%
Expenses after incentive fees (3)(4)	7.03%	4.03%	4.03%	4.03%	4.03%	5.49%	2.49%	2.49%
Total return before incentive fees (2)	-31.82%	-29.75%	-29.75%	-29.71%	-29.71%	-12.03%	-9.58%	-9.37%
Total return after incentive fees (2)	-31.82%	-29.75%	-29.75%	-29.71%	-29.71%	-12.03%	-9.58%	-9.37%

	Frontier Global Fund				Frontier Heritage Fund
	Class 1	Class 1AP		Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2019	$131.52	$154.43		$192.82	$97.54	$114.15	$153.59
Net operating results:
Interest income	0.00	0.00		0.00	0.00	0.00	0.00
Expenses	(9.95)	(7.59)		(9.47)	(6.76)	(4.58)	(6.26)
Net gain/(loss) on investments, net of non-controlling interests	(10.67)	(146.84	)*	(15.79)	5.33	6.93	8.58
Net income/(loss)	(20.62)	(154.43	)*	(25.26)	(1.44)	2.35	2.32
Net asset value, December 31, 2020	$110.90	$-	*	$167.56	$96.10	$116.50	$155.92

Ratios to average net assets
Net investment income/(loss)	-8.11%	-5.12%		-5.12%	-6.93%	-3.93%	-3.93%
Expenses before incentive fees (3)(4)	8.11%	5.12%		5.12%	6.93%	3.93%	3.93%
Expenses after incentive fees (3)(4)	8.11%	5.12%		5.12%	6.93%	3.93%	3.93%
Total return before incentive fees (2)	-15.68%	-23.34	%*	-13.10%	-1.47%	2.06%	1.51%
Total return after incentive fees (2)	-15.68%	-23.34	%*	-13.10%	-1.47%	2.06%	1.51%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.
(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees are included in the total return.
*	Frontier Long/Short Commodity Fund Class 1A was closed as of September 30, 2020 and Frontier Global Class 1AP was closed as of November 18, 2020.

For the year ended December 31, 2019

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 1a	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2018	$102.25	$120.84	$112.62	$91.10	$107.68	$100.77	$56.80	$98.82	$66.52	$103.66	$69.83
Net operating results:
Interest income	0.15	0.17	0.16	0.11	0.13	0.12	0.05	0.10	0.06	0.10	0.06
Expenses	(6.83)	(4.47)	(4.17)	(7.39)	(6.11)	(5.75)	(3.24)	(2.57)	(1.62)	(2.70)	(1.70)
Net gain/(loss) on investments, net of non-controlling interests	5.54	5.03	4.99	(11.54)	(14.52)	(13.36)	(9.41)	(14.74)	(12.41)	(15.41)	(12.88)
Net income/(loss)	(1.15)	0.74	0.98	(18.82)	(20.49)	(18.98)	(12.60)	(17.22)	(13.97)	(18.02)	(14.51)
Net asset value, December 31, 2019	$101.10	$121.58	$113.61	$72.28	$87.18	$81.78	$44.20	$81.60	$52.55	$85.64	$55.31

Ratios to average net assets
Net investment income/(loss)	-6.58%	-3.55%	-3.55%	-8.52%	-5.91%	-5.91%	-6.45%	-2.67%	-2.67%	-2.67%	-2.67%
Expenses before incentive fees (3)(4)	6.73%	3.70%	3.70%	8.65%	6.04%	6.04%	6.55%	2.77%	2.77%	2.77%	2.77%
Expenses after incentive fees (3)(4)	6.73%	3.70%	3.70%	8.65%	6.04%	6.04%	6.55%	2.77%	2.77%	2.77%	2.77%
Total return before incentive fees (2)	-1.12%	0.61%	0.87%	-20.66%	-19.03%	-18.84%	-22.19%	-17.43%	-21.00%	-17.38%	-20.79%
Total return after incentive fees (2)	-1.12%	0.61%	0.87%	-20.66%	-19.03%	-18.84%	-22.19%	-17.43%	-21.00%	-17.38%	-20.79%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2018	$117.63	$134.16	$180.94	$156.81	$156.26	$71.41	$82.48	$108.18
Net operating results:
Interest income	0.21	0.24	0.33	0.28	0.28	(0.00)	0.00	(0.00)
Expenses	(8.01)	(5.25)	(7.08)	(6.12)	(6.12)	(3.93)	(2.09)	(2.69)
Net gain/(loss) on investments, net of non-controlling interests	7.40	8.66	11.63	10.08	10.08	(0.93)	(1.88)	(1.55)
Net income/(loss)	(0.40)	3.65	4.88	4.23	4.24	(4.86)	(3.97)	(4.24)
Net asset value, December 31, 2019	$117.23	$137.81	$185.82	$161.04	$160.50	$66.56	$78.51	$103.94

Ratios to average net assets
Net investment income/(loss)	-6.73%	-3.73%	-3.73%	-3.73%	-3.73%	-5.42%	-2.42%	-2.42%
Expenses before incentive fees (3)(4)	6.91%	3.91%	3.91%	3.91%	3.91%	5.42%	2.42%	2.42%
Expenses after incentive fees (3)(4)	6.91%	3.91%	3.91%	3.91%	3.91%	5.42%	2.42%	2.42%
Total return before incentive fees (2)	-0.34%	2.72%	2.70%	2.70%	2.71%	-6.80%	-4.81%	-3.92%
Total return after incentive fees (2)	-0.34%	2.72%	2.70%	2.70%	2.71%	-6.80%	-4.81%	-3.92%

	Frontier Global Fund (Formerly Frontier Winton Fund)			Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2018	$131.57	$149.92	$187.17	$99.83	$111.78	$152.53
Net operating results:
Interest income	(0.00)	(0.00)	(0.00)	(0.00)	0.00	(0.00)
Expenses	(11.16)	(8.15)	(10.11)	(6.90)	(4.62)	(5.93)
Net gain/(loss) on investments, net of non-controlling interests	11.11	12.66	15.76	4.61	7.00	7.00
Net income/(loss)	(0.05)	4.51	5.65	(2.29)	2.37	1.06
Net asset value, December 31, 2019	$131.52	$154.43	$192.82	$97.54	$114.15	$153.59

Ratios to average net assets
Net investment income/(loss)	-7.99%	-4.99%	-4.99%	-6.71%	-3.70%	-3.70%
Expenses before incentive fees (3)(4)	7.99%	4.99%	4.99%	6.71%	3.70%	3.70%
Expenses after incentive fees (3)(4)	7.99%	4.99%	4.99%	6.71%	3.70%	3.70%
Total return before incentive fees (2)	-0.04%	3.01%	3.02%	-2.30%	2.12%	0.70%
Total return after incentive fees (2)	-0.04%	3.01%	3.02%	-2.30%	2.12%	0.70%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.
(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees are included in the total return.

For the year ended December 31, 2018

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 1a	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2017	$116.41	$135.19	$125.68	$114.74	$133.27	$124.40	$81.35	$115.81	$93.59	$121.50	$97.99
Net operating results:
Interest income	0.21	0.24	0.23	0.30	0.35	0.33	0.28	0.41	0.31	0.42	0.33
Expenses	(7.04)	(4.43)	(4.13)	(9.05)	(8.14)	(7.55)	(4.71)	(2.61)	(2.01)	(2.71)	(2.12)
Net gain/(loss) on investments, net of non-controlling interests	(7.33)	(10.16)	(9.16)	(14.88)	(17.80)	(16.41)	(20.12)	(14.79)	(25.38)	(15.56)	(26.37)
Net income/(loss)	(14.16)	(14.35)	(13.06)	(23.64)	(25.59)	(23.63)	(24.55)	(16.99)	(27.07)	(17.84)	(28.16)
Net asset value, December 31, 2018	$102.25	$120.84	$112.62	$91.10	$107.68	$100.77	$56.80	$98.82	$66.52	$103.66	$69.83

Ratios to average net assets
Net investment income/(loss)	-8.66%	-4.56%	-4.56%	-12.07%	-9.10%	-9.10%	-7.95%	-2.73%	-2.73%	-2.73%	-2.74%
Expenses before incentive fees (3)(4)	8.95%	4.85%	4.85%	12.47%	9.51%	9.51%	8.56%	3.34%	3.34%	3.34%	3.38%
Expenses after incentive fees (3)(4)	8.92%	4.82%	4.82%	12.47%	9.51%	9.51%	8.45%	3.23%	3.23%	3.23%	3.24%
Total return before incentive fees (2)	-12.19%	-10.64%	-10.42%	-20.60%	-19.20%	-19.00%	-30.29%	-14.78%	-29.04%	-14.80%	-28.88%
Total return after incentive fees (2)	-12.16%	-10.61%	-10.39%	-20.60%	-19.20%	-19.00%	30.18%	-14.67%	-28.92%	-14.68%	-28.74%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2017	$135.96	$150.56	$202.90	$175.77	$175.18	$90.27	$100.02	$132.73
Net operating results:
Interest income	0.12	0.14	0.19	0.16	0.16	0.00	0.00	0.00
Expenses	(8.93)	(5.90)	(7.95)	(6.89)	(6.87)	(4.19)	(2.15)	(2.94)
Net gain/(loss) on investments, net of non-controlling interests	(9.52)	(10.64)	(14.20)	(12.23)	(12.21)	(14.67)	(15.39)	(21.61)
Net income/(loss)	(18.33)	(16.40)	(21.96)	(18.96)	(18.92)	(18.86)	(17.54)	(24.55)
Net asset value, December 31, 2018	$117.63	$134.16	$180.94	$156.81	$156.26	$71.41	$82.48	$108.18

Ratios to average net assets
Net investment income/(loss)	-9.49%	-5.48%	-5.48%	-5.48%	-5.48%	-7.38%	-3.37%	-3.37%
Expenses before incentive fees (3)(4)	9.24%	5.23%	5.23%	5.23%	5.23%	7.38%	3.37%	3.37%
Expenses after incentive fees (3)(4)	9.62%	5.62%	5.62%	5.62%	5.62%	7.38%	3.37%	3.37%
Total return before incentive fees (2)	-13.10%	-10.51%	-10.44%	-10.41%	-10.42%	-20.89%	-17.54%	-18.50%
Total return after incentive fees (2)	-13.48%	-10.89%	-10.82%	-10.79%	-10.80%	-20.89%	-17.54%	-18.50%

	Frontier Winton Fund			Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2017	$159.08	$176.44	$216.50	$121.19	$134.28	$179.70
Net operating results:
Interest income	(0.00)	(0.00)	0.01	(0.00)	0.00	(0.00)
Expenses	(14.29)	(11.05)	(14.12)	(10.86)	(8.95)	(11.58)
Net gain/(loss) on investments, net of non-controlling interests	(13.22)	(15.47)	(15.21)	(10.50)	(13.55)	(15.59)
Net income/(loss)	(27.51)	(26.52)	(29.33)	(21.36)	(22.50)	(27.17)
Net asset value, December 31, 2018	$131.57	$149.92	$187.17	$99.83	$111.78	$152.53

Ratios to average net assets
Net investment income/(loss)	-13.50%	-9.49%	-9.49%	-11.85%	-7.84%	-7.84%
Expenses before incentive fees (3)(4)	13.50%	9.49%	9.49%	11.84%	7.83%	7.83%
Expenses after incentive fees (3)(4)	13.50%	9.49%	9.49%	11.85%	7.84%	7.84%
Total return before incentive fees (2)	-17.29%	-15.03%	-13.55%	-17.61%	-16.74%	-15.11%
Total return after incentive fees (2)	-17.29%	-15.03%	-13.55%	-17.63%	-16.76%	-15.12%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.
(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees are included in the total return.

●	Derivative Instruments and Hedging Activities

The Series’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Series do not enter into or hold positions for hedging purposes as defined under ASC 815, Derivatives and Hedging (“ASC 815”). The detail of the fair value of the Series’ derivatives by instrument types as of December 31, 2020 and 2019 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to each Series’ position in swap contracts. There are embedded management fees in transacting these swaps ranging from 1% to 1.5% based on fair value of swaps and the embedded incentive fees ranging from 15% to 25% based on net new trading profits on swaps.

The following tables summarize the monthly averages of futures contracts bought and sold for each respective Series of the Trust:

For the Year Ended December 31, 2020

Monthly average contracts:

	Bought	Sold

Frontier Balanced Fund	613	612

For the Year Ended December 31, 2019

Monthly average contracts:

	Bought	Sold

Frontier Balanced Fund	1,209	1,409

For the Year Ended December 31, 2018

Monthly average contracts:

	Bought	Sold

Frontier Balanced Fund	2,183	1,971

The following tables summarize the trading revenues for the years ended December 31, 2020, 2019 and 2018 by sector:

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended December 31, 2020

Type of contract	Frontier Balanced Fund

Agriculturals	$147,013
Currencies	90,903
Energies	118,920
Interest rates	59,037
Metals	217,301
Stock indices	(34,911)
Realized trading income/(loss)(1)	$598,263

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended December 31, 2019

Type of contract	Frontier Balanced Fund

Agriculturals	$230,294
Currencies	(104,140)
Energies	124,324
Interest rates	(43,735)
Metals	(71,367)
Stock indices	151
Realized trading income/(loss)(1)	$135,527

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

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2020

Type of contract	Frontier Balanced Fund

Agriculturals	$27,115
Currencies	14,158
Energies	(25,335)
Interest rates	4,660
Metals	(1,619)
Stock indices	11,486
Change in unrealized trading income/(loss)(1)	$30,465

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

The following tables present gross and net information about the Series’ assets and liabilities subject to master netting arrangements as disclosed on the statements of financial condition as of December 31, 2020 and 2019.

As of December 31, 2020

	Gross Amounts of recognized Derivative Assets/Liabilities	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition

Frontier Balanced Fund
Open Trade Equity/(Deficit)	$814,743	$(714,303)	$100,440

As of December 31, 2019

	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition

Frontier Balanced Fund
Open Trade Equity/(Deficit)	$154,778	$(38,594)	$116,184
Swap Contracts	11,944,753	-	$11,944,753

Frontier Diversified Fund
Swap Contracts	$6,384,583	$-	$6,384,583

Frontier Long/Short Commodity Fund
Swap Contracts	$362,521	$-	$362,521

Frontier Heritage Fund
Swap Contracts	$2,888,009	$-	$2,888,009

●	Trading Activities and Related Risks

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

In the case of forward contracts traded on the interbank market and swaps, neither is traded on exchanges. The counterparty is generally a single bank or other financial institution, rather than a group of financial institutions; thus there may be a greater counterparty credit risk. The Managing Owner expects the Trading Advisors to trade only with those counterparties which it believes to be creditworthy. All positions of each Trading Company will be valued each day on a mark-to-market basis. There can be no assurance that any clearing member, clearing house or other counterparty will be able to meet its obligations to any Trading Company.

The Managing Owner has established procedures to actively monitor and minimize market and credit risks. The Limited Owners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

●	Indemnifications and Guarantees noted in Management Discussion and Analysis

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

●	Subsequent Events

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

Effective January 4, 2021 Volt Capital Management was added as a major commodity trading advisor for Frontier Long Short Commodity Fund. Volt is accessed through Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC.

Effective February 21, 2021, Gemini Alternative Funds, LLC changed its name to New Hyde Park Alternative Funds, LLC.

From January 1, 2021 through March 30, 2021, Frontier Balanced Fund, Frontier Diversified Fund, Frontier Heritage Fund, Frontier Long/Short Commodity Fund, Frontier Masters Fund, Frontier Select Fund and Frontier Global Fund paid $1,437,359, $273,449, $109,398, $41,767, $43,942, $116,260 and $141,476, respectively, in redemptions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Executive Committee of Frontier Funds

Opinions on the Financial Statements

We have audited the accompanying consolidated statement of financial condition, including the consolidated schedule of investments, of the Frontier Funds (the “Trust”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in owners’ capital and cash flows for each of the years then ended, and the related notes to the consolidated financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Denver, Colorado

March 31, 2021

Frontier Funds

Consolidated Statements of Financial Condition

December 31, 2020 and December 31, 2019

	December 31, 2020	December 31, 2019

ASSETS

Cash and cash equivalents	$468,466	$367,568
U.S. Treasury securities, at fair value	2,282,606	650,728
Receivable from futures commission merchants	233,973	2,526,242
Open trade equity, at fair value	100,440	116,184
Swap contracts, at fair value	-	21,579,865
Investments in private investment companies, at fair value	23,089,312	35,926,037
Interest receivable	45,578	13,363
Receivable from related parties	26,129	11,453
Redemptions receivable from private investment companies	181,323	552,017
Other assets	-	5,700

Total Assets	$26,427,827	$61,749,157
LIABILITIES & CAPITAL
LIABILITIES
Open trade equity, at fair value	$-	$-
Redemptions payable	38,128	133,633
Management fees payable to Managing Owner	8,854	8,795
Interest payable to Managing Owner	2,107	327
Trading fees payable to Managing Owner	81,698	160,907
Service fees payable to Managing Owner	36,705	68,762
Risk analysis fees payable	9,513	8,465
Advance on unrealized Swap Appreciation	-	12,191,555
Subscriptions in advance for service fee rebates	638,962	598,042
Payables to related parties	26,129	-
Other liabilities	16,592	22,078

Total Liabilities	858,688	13,192,564

OWNERS CAPITAL
Managing Owner Units	283,217	487,974
Limited Owner Units	25,285,922	48,068,619

Total Owners Capital	25,569,139	48,556,593

Total Liabilities and Owners Capital	$26,427,827	$61,749,157

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Condensed Schedule of Investments

December 31, 2020

		% of Total Capital
Description	Fair Value	(Net Asset Value)
LONG FUTURES CONTRACTS *
Various agriculture futures contracts (Far East)	$72,005	0.28%
Various agriculture futures contracts (Europe)	9,803	0.04%
Various agriculture futures contracts (U.S.)	87,496	0.34%
Various base metals futures contracts (U.S.)	22,858	0.09%
Various currency futures contracts (U.S.)	(100)	0.00%
Various currency futures contracts (Europe)	10,573	0.04%
Various currency futures contracts (Latin America)	5,833	0.02%
Various interest rates futures contracts (Europe)	148,949	0.58%
Various interest rates futures contracts (Far East)	2,882	0.01%
Various interest rates futures contracts (U.S.)	2,438	0.01%
Various precious metal futures contracts (U.S.)	28,625	0.11%
Various soft futures contracts (U.S.)	52,349	0.20%
Various stock index futures contracts (Far East)	5,312	0.02%
Total Long Futures Contracts	$449,023	1.74%

SHORT FUTURES CONTRACTS *
Various agriculture futures contracts (Far East)	(30,963)	-0.12%
Various agriculture futures contracts (Europe)	(10,797)	-0.04%
Various agriculture futures contracts (U.S.)	(92,738)	-0.36%
Various base metals futures contracts (U.S.)	(10,289)	-0.04%
Various currency futures contracts (U.S.)	2,300	0.01%
Various currency futures contracts (Europe)	(10,381)	-0.04%
Various currency futures contracts (Latin America)	2,512	0.01%
Various interest rates futures contracts (Europe)	(127,832)	-0.50%
Various interest rates futures contracts (Far East)	(2,482)	-0.01%
Various interest rates futures contracts (U.S.)	3,656	0.01%
Various precious metal futures contracts (U.S.)	(25,560)	-0.10%
Various soft futures contracts (U.S.)	(42,669)	-0.17%
Various stock index futures contracts (Far East)	(3,340)	-0.01%
Total Short Futures Contracts	$(348,583)	-1.36%
Total Open Trade Equity (Deficit)	$100,440	0.38%
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	3,377,314	13.21%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	1,996,633	7.81%
Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	89,029	0.35%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	1,654,786	6.47%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	7,427,324	29.05%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	5,363,456	20.98%
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	2,715,008	10.62%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	465,759	1.82%
Total Private Investment Companies	$23,089,312	90.31%
U.S. TREASURY SECURITIES

FACE VALUE	Fair Value

$1,755,000 US Treasury Note 6.875% due 08/15/2025 (Cost $2,283,228)	2,282,606	8.93%
Total U.S. Treasury Securities	$2,282,606	8.93%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Consolidated Financial Statements, Note 4.
(2)	See Notes to Consolidated Financial Statements, Note 5.

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

Frontier Funds

Consolidated Statements of Operations

For the Years Ended December 31, 2020, 2019, and 2018

	2020	2019	2018

Investment income:
Interest - net	$13,388	$98,785	$223,482

Total Income	13,388	98,785	223,482

Expenses:
Incentive Fees(rebate)	-	-	137,543
Management Fees	19,600	78,678	838,497
Risk analysis Fees	5,880	5,576	85,830
Service Fees - Class 1	597,679	1,028,325	1,604,307
Due Diligence Fees	10,970	-	-
Trading Fees	1,311,400	2,216,815	3,040,016
Other Fees	-	-	125642
Total Expenses	1,945,529	3,329,394	5,831,835

Investment income/(loss) - net	(1,932,141)	(3,230,609)	(5,608,353)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	598,263	(1,221,223)	681,508
Net unrealized gain/(loss) on private investment companies	1,738,708	3,941,383	(10,259,391)
Net realized gain/(loss) on private investment companies	(4,194,080)	(2,575,249)	544,849
Net change in open trade equity/(deficit)	30,465	568,782	(2,144,664)
Net realized gain/(loss) on swap contracts	(2,896,106)	-	-
Net unrealized gain/(loss) on swap contracts	(4,384,210)	1,429,999	2,041,028
Net realized gain/(loss) on U.S. Treasury securities	36,920	59,992	(555,676)
Net unrealized gain/(loss) on U.S. Treasury securities	3,430	(39,696)	191,566
Trading commissions	(21,148)	(37,464)	(103,639)

Net gain/(loss) on investments	(9,087,758)	2,126,524	(9,604,419)

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(11,019,899)	$(1,104,086)	$(15,212,772)

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Statements of Changes in Owners’ Capital
for the Year Ended December 31, 2020

	Managing Owner	Limited Owners	Total
Owners’ Capital, December 31, 2017	1,159,984	112,604,281	113,764,265

Sale of Units (including transfers)	-	-	-
Redemption of Units (including transfers)	(162,000)	(26,433,650)	(26,595,650)
Payment made by Related Party	-	11,636	11,636
Payment made by Managing Owner	-	46,303	46,303
Net increase/(decrease) in Owners’
Capital resulting from operations	(146,389)	(15,067,383)	(15,213,772)

Owners’ Capital, December 31, 2018	$851,595	$71,161,187	$72,012,782

Sale of Units (including transfers)	-	-	-
Redemption of Units (including transfers)	(359,250)	(21,992,853)	(22,352,103)
Payment made by Related Party	-	-	-
Payment made by Managing Owner	-	-	-
Net increase/(decrease) in Owners’
Capital resulting from operations	(4,371)	(1,099,715)	(1,104,086)

Owners’ Capital, December 31, 2019	$487,974	$48,068,619	$48,556,593

Sale of Units (including transfers)	-	-	-
Redemption of Units (including transfers)	(94,900)	(11,872,655)	(11,967,555)
Payment made by Related Party	-	-	-
Payment made by Managing Owner	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations	(109,857)	(10,910,042)	(11,019,899)

Owners’ Capital, December 31, 2020	$283,217	$25,285,922	$25,569,139

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds
Consolidated Statements of Cash Flows

For the Years Ended December 31, 2020, 2019, and 2018

	2020	2019	2018

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(11,019,899)	(1,104,086)	$(15,213,772)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity	(30,465)	(568,782)	1,966,603
Net unrealized (gain)/loss on swap contracts	4,384,210	(1,429,998)	(2,041,029)
Net realized (gain)/loss on swap contracts	2,896,106	-	-
Net unrealized (gain)/loss on private investment companies	(1,717,767)	(3,941,384)	10,259,391
Net realized (gain)/loss on private investment companies	4,173,139	2,575,249	(544,849)
Net unrealized (gain)/loss on U.S. Treasury securities	(3,430)	39,696	(191,566)
Net realized (gain)/loss on U.S. Treasuries securities	(36,920)	(59,992)	556,676
(Purchases) sales of:
Sales of swap contracts	14,543,253	-	-
(Purchases) of Swap Contracts	(12,918,208)	-	-
Reduction of collateral in Swap contracts	12,674,504	-	-
(Purchases) of U.S. Treasury securities	(11,894,038)	(13,272,491)	(18,713,224)
Sales of U.S. Treasury securities	10,335,331	18,278,732	23,268,005
(Purchases) of Private Investment Companies	(12,258,403)	(23,995,709)	(24,123,914)
Sales of Private Investment Companies	22,639,756	36,009,558	34,776,548
Reduction of collateral in Swap contracts	-	-	2,750,000
U.S. Treasury interest and premium paid/amortized	13,388	85,741	292,200
Increase and/or decrease in:
Receivable from futures commission merchants	2,292,269	8,729,606	9,328,754
Prepaid service fees	-	-	24,251
Advance on unrealized Swap Appreciation	(12,191,555)	-	-
Interest receivable	(32,215)	103,805	97,562
Receivable from related parties	(14,676)	(11,453)	58,146
Other assets	5,700	(557,717)	-
Redemptions receivable from private investment companies	370,694	-	-
Incentive fees payable to Managing Owner	-	67,948	(63,902)
Management fees payable to Managing Owner, net of change in receivable	59	(69,250)	(12,927)
Interest payable to Managing Owner	1,780	(10,525)	(15,155)
Trading fees payable to Managing Owner	(79,209)	(61,334)	(112,244)
Service fees payable to Managing Owner	(32,057)	(27,390)	(52,293)
Due from Managing Owner	-	-	31,887
Risk analysis fees payable	1,048	(19,097)	1,986
Payables to related parties	26,129	-	-
Subscriptions in advance for service fee rebates	40,920	100,716	497,326
Other liabilities	(5,486)	18,075	(274,980)

Net cash provided by operating activities	12,163,958	20,879,918	22,525,229
Cash Flows from Financing Activities:

Payment for redemption of capital	(11,967,562)	(22,352,103)	(26,595,650)
Payment from the Managing Owner	-	-	46,303
Advance on unrealized Swap Appreciation	-	-	3,099,998
Payment made by Related Party	-	-	11,636
Redemptions payable	(95,502)	109,874	(53,014)

Net cash used in financing activities	(12,063,060)	(22,242,229)	(23,490,727)

Net increase (decrease) in cash and cash equivalents	100,898	(1,362,311)	(965,498)

Cash and cash equivalents, beginning of period	367,568	1,729,879	2,695,377
Cash and cash equivalents, end of period	$468,466	367,568	$1,729,879

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

all payments made to selling agents who are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and their associated persons that constitute underwriting compensation will be subject to the limitations set forth in Rule 2310(b)(4)(B)(ii) (formerly Rule 2810(b)(4)(B)(ii)) of the Conduct Rules of FINRA (“Rule 2310”). An investor’s Class 1 Units or Class 2 Units of any Series, or Class 1a Units or Class 2a Units of the Frontier Long/Short Commodity Fund or Frontier Balanced Fund will be classified as Class 3 or Class 3a Units of such Series, as applicable, when the Managing Owner determines that the fee limitation set forth in Rule 2310 with respect to such Units has been reached or will be reached. The service fee limit applicable to each unit sold is reached upon the earlier of when (i) the aggregate initial and ongoing service fees received by the selling agent with respect to such unit equals 9% of the purchase price of such unit or (ii) the aggregate underwriting compensation (determined in accordance with FINRA Rule 2310) paid in respect of such unit totals 10% of the purchase price of such unit. No service fees are paid with respect to Class 3 or Class 3a Units. Units of any Class in a Series may be redeemed, in whole or in part, on a daily basis, at the then current NAV per Unit for such Series on the day of the week after the date the Managing Owner is in receipt of a redemption request for at least one (1) business day to be received by the Managing Owner prior to 4:00 PM in New York. Frontier Long/Short Commodity Fund Class 1A was closed as of September 30, 2020 and Frontier Global Class 1AP was closed as of November 18, 2020.

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

As of December 31, 2020, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund Frontier Global Fund (formerly Frontier Winton Fund) and Frontier Heritage Fund separates Units into a maximum of three separate Classes- Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Balanced Fund separates Units into a maximum of five separate Classes— Class 1, Class 1AP, Class 2, Class 2A and Class 3A. The Trust, with respect to the Frontier Long/Short Commodity Fund separates Units into a maximum of five separate Classes— Class 1A, Class 2A, Class 2, Class 3A and Class 3. Between April 15, 2016 and May 10, 2017, a portion of the interests in Frontier Trading Company I, LLC and all of the interests in Frontier Trading Company VII, LLC, Frontier Trading Company XV, LLC, and Frontier Trading Company XXIII LLC held by Frontier Diversified Fund, Frontier Masters Fund, Frontier Select Fund, Frontier Balanced Fund and Frontier Long/Short Commodity Fund were exchanged for equivalent interests in the Galaxy Plus Managed Account Platform (“Galaxy Plus”) which is an unaffiliated, third-party managed account platform. The assets of Frontier Trading Company I, LLC, which included exposure to Quantmetrics Capital Management LLP’s Multi-Strategy Program, Quantitative Investment Management, LLC’s Quantitative Global Program, Quest Partners LLC’s Quest Tracker Index Program, Chesapeake Capital Management, LLC’s Diversified Program, and Doherty Advisors LLC’s Relative Value Moderate Program, the assets of Frontier Trading Company VII, LLC, which included exposure to Emil van Essen LLC’s Multi-Strategy Program, Red Oak Commodity Advisors, Inc.’s Fundamental Diversified Program, Rosetta Capital Management, LLC’s Rosetta Trading Program, and Landmark Trading Company’s Landmark Program, the assets of Frontier Trading Company XV, LLC, which included exposure to Transtrend B.V.’s TT Enhanced Risk (USD) Program, and the assets of Frontier Trading Company XXIII, LLC which included exposure to Fort L.P.’s Global Contrarian Program have been transferred to individual Delaware limited liability companies (“Master Funds”) in Galaxy Plus. Each Master Fund is sponsored and operated by Gemini Alternative Funds, LLC (“Sponsor”). The Sponsor has contracted with the Trading Advisors to manage the portfolios of the Master Funds pursuant to the advisors’ respective program. For those Series that invest in Galaxy Plus, approximately 30-70% of those Series assets are used to support the margin requirements of the Master Funds. The remaining assets of the Series are split between investments in Trading Companies and a pooled cash management account that invests primarily in U.S. Treasury securities. For those Series that do not invest in Galaxy Plus, their assets are split between investments in Trading Companies and investments in the pooled cash management account.

Each of the Series has invested a portion of its assets in several different Trading Companies or Galaxy Plus entities and one or more Trading Advisors may manage the assets invested in such Trading Companies or Galaxy Plus entities.

Effective March 12, 2020, Emil Van Essen and Transtrend BV ceased to act as a commodity trading advisor to the Trust.

Effective April 1, 2020, Landmark Trading Company ceased to act as a commodity trading advisor to the Trust.

Effective May 30, 2020, BH-DG Systematic Trading LLP ceased to act as a commodity trading advisor to the Trust.

Effective July 20, 2020, Doherty Advisors, LLC ceased to act as a commodity trading advisor to the Trust.

Effective December 21, 2020, JE Moody & Company, H2O AM LLP and Crabel Capital Management, LLC ceased to act as a commodity trading advisor to the Trust.

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

Interest Income—U.S. Treasury Securities are pooled for purposes of maximizing returns on these assets to investors of all Series. Interest income from pooled cash management assets is recognized on the accrual basis and allocated daily to each Series based upon its daily proportion of ownership of the pool. Aggregate interest income from all sources, including U.S. Treasuries and assets held at a futures commission merchant (“FCM”), of up to two percentage points of the aggregate percentage yield (annualized) of net asset value less any fair market value related to swaps, is paid to the Managing Owner by the Frontier Balanced Fund (Class 1, and Class 2 only), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Select Fund, Frontier Global Fund and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a and Class 3a), Frontier Masters Fund and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 100% of the interest is retained by the respective Series. All interest not paid to the Managing Owner is interest income to the Series, and shown net on the statement of operations. Frontier Long/Short Commodity Fund Class 1A was closed as of September 30, 2020 and Frontier Global Class 1AP was closed as of November 18, 2020.

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

Receivable from Futures Commission Merchants—The Trust deposits assets with an FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2020 and December 31, 2019 included restricted cash for margin requirements of $321,638 and $2,890,330 for the Frontier Balanced Fund

Investment Transactions—Futures, options on futures, forward and swap contracts are recorded on a trade date basis and realized gains or losses are recognized when contracts are settled. Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the consolidated statements of financial condition as a net unrealized gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with FASB ASC 210, Balance Sheet (“ASC 210”) and Accounting Standards Update (ASU) 2013-01, Balance Sheet (Topic 210).

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

Income Taxes—The Trust applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust for the year ended December 31, 2020.

The 2017 through 2020 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

Service Fees—The Trust may maintain each Series of Units in three to seven sub-classes—Class 1, Class 1AP, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of Frontier Diversified Fund, Frontier Masters Fund, and Frontier Long/Short Commodity Fund are charged a service fee of up to two percent (2.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to two percent (2.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 and Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to two percent (2.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. Investors who have purchased Class 1 or Class 1a Units of Frontier Balanced Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Global Fund (formerly Frontier Winton Fund) are charged a service fee of up to three percent (3.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 and Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to Selling agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Frontier Diversified Fund and Frontier Masters Fund or Class 2a Units of the Frontier Long/Short Commodity Fund sold) until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series for administrative purposes. Currently the service fee is not charged to Class 1AP investors. The Managing Owner may also pay selling agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such Selling agents. Frontier Long/Short Commodity Fund Class 1A was closed as of September 30, 2020 and Frontier Global Class 1AP was closed as of November 18, 2020.

Each Series is charged service fees as outlined above. In some cases, amounts paid to selling agents might be less than the amount charged to the Series. When this occurs, the service fee is rebated back to the investor in the form of additional units. During 2020, 2019 and 2018, the Series were not allowed to issue additional units. The Managing Owner has determined that the purchase of additional units of the relevant Series will commence in 2021 when the Series are allowed to sell shares again. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $638,962 as of December 31, 2020.

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

Recently Adopted Accounting Pronouncements—In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. In general, the amendments in ASU 2018-13 are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt the removed or modified disclosures upon the issuance of ASU 2018-13 and may delay adoption of the additional disclosures, which are required for public companies only, until their effective date. Management has evaluated the impacts of ASU 2018-13 and ensured that the financial statements are compliant.

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

Swap contracts are reported at fair value upon daily reports from the counterparty. In addition, a third party takes the inputs from the counterparty, makes certain adjustments, and runs it through their pricing model to come up with their daily price. The fair value measurements of the swap contracts are valued using unadjusted inputs that were not internally developed. The Managing Owner reviews and compares approved current day pricing of the CTA positions, as received from the counterparty which includes intra-day volatility and volume and daily index performance, as well as from the third party. Differences in prices exceeding 5% are investigated. Unexplainable differences are escalated to the Managing Owner’s Valuation Committee for evaluation and resolution. The Swap Contracts are reported at fair value using Level 3 inputs. The Frontier Select Fund (through its investment in an unconsolidated trading company) and Frontier Heritage Fund Brevan Howard swap investments were liquidated on May 30, 2020 and Frontier Balanced Fund, Frontier Long/Short Commodity Fund, Frontier Diversified Fund TRS swap investments were liquidated on December 21, 2020.

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

The following table summarizes the instruments that comprise the Trust’s financial asset portfolio, in aggregate, measured at fair value on a recurring basis as of December 31, 2020 and 2019, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

December 31, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$100,440	$-	$-	$100,440
U.S. Treasury Securities	2,282,606	-	-	2,282,606

December 31, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$57,056	$59,128	$-	$116,184
Swap Contracts	-	-	21,579,865	21,579,865
U.S. Treasury Securities	650,728	-	-	650,728

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the statements of operations.

Swaps
For the Year ended December 31, 2020

Balance of recurring Level 3 assets as of January 1, 2020	$21,579,865
Total gains or losses (realized/unrealized):
Included in earnings-realized	(2,896,106)
Included in earnings-unrealized	(4,384,210)
Proceeds from collateral reduction	(12,674,502)
Purchase of investments	12,918,207
Sale of investments	(14,543,254)
Transfers in and/or out of Level 3	-
Balance of recurring Level 3 assets as of December 31, 2020	$-

For the Year ended December 31, 2019

Balance of recurring Level 3 assets as of January 1, 2019	$20,149,868
Total gains or losses (realized/unrealized):
Included in earnings-realized	-
Included in earnings-unrealized	1,429,997
Proceeds from collateral reduction	-
Purchase of investments	-
Sale of investments	-
Transfers in and/or out of Level 3	-
Balance of recurring Level 3 assets as of December 31, 2019	$21,579,865

For the Year ended December 31, 2018

Balance of recurring Level 3 assets as of January 1, 2018	$21,208,838
Total gains or losses (realized/unrealized):
Included in earnings-realized	-
Included in earnings-unrealized	2,041,028
Proceeds from collateral reduction	(3,099,998)
Purchase of investments	-
Sale of investments	-
Transfers in and/or out of Level 3	-
Balance of recurring Level 3 assets as of December 31, 2018	$20,149,868

The Trust assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Trust’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the years ended December 31, 2020 and 2019, the Trust did not transfer any assets between Levels 1, 2 and 3.

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2020: Swaps ($4,384,210).

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2019: Swaps $1,429,999.

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of December 31, 2020, All swaps were sold so that no Trust’s assets were deposited with over-the-counter counterparties. As of December 31, 2019, approximately 2.4% or $1,177,400 respectively, of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain swaps and is recorded as swap contracts, at fair value on the Statements of Financial Condition of the Trust. This cash held with the counterparty is not restricted.

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

To help to reduce counterparty risk on the Series, the Managing Owner has the right to reduce the Series’ exposure and remove cash from the Series’ total return swaps with Deutsche Bank AG. This cash holding shall be in excess of $250,000 and may not exceed 40% of the Index exposure in total. Index exposure is defined as the total notional amount plus any profit. The Series are charged interest on this cash holding and any amount removed will be offset against the final settlement value of the swap. The Frontier Select Fund (through its investment in an unconsolidated trading company) and Frontier Heritage Fund Brevan Howard swap investments were liquidated on May 30, 2020 and Frontier Balanced Fund, Frontier Long/Short Commodity Fund, Frontier Diversified Fund TRS swap investment were liquidated on December 21, 2020.

The Trust had invested in the following swaps as of and for the year ended December 31, 2020:

	XXXIV Balanced select swap	XXXV Diversified select swap	XXXVII L/S select swap	Brevan Howard
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	Deutsche Bank AG	Deutsche Bank AG	Deutsche Bank AG	Deutsche Bank AG
Realized Gain/(Loss)	$(2,448,166)	$(446,306)	$188,100	($189,734)
Change in Unrealized Gain/(Loss)	$(3,088,917)	$(1,537,399)	$44,277	$197,829
Fair Value as of December 31, 2020	$0	$0	$0	$0
Advance on swap appreciation	$0	$0	$0	$0

The Trust had invested in the following swaps as of and for the year ended December 31, 2019:

	XXXIV Balanced select swap	XXXV Diversified select swap	XXXVII L/S select swap	Brevan Howard
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	Deutsche Bank AG	Deutsche Bank AG	Deutsche Bank AG	Deutsche Bank AG
Notional Amount	$7,420,403	$1,761,834	$653,610	$2,072,056
Termination Date	7/31/2023	7/31/2023	7/31/2023	3/27/2023
Cash Collateral	$86,000	$86,000	$29,950	$975,450
Swap Value	$11,858,754	$6,298,583	$332,571	$1,912,559
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	$1,149,846	$464,169	$(116,581)	$(67,435)
Fair Value as of December 31, 2019	$11,944,754	$6,384,583	$362,521	$2,888,009
Advance on swap appreciation	$(6,176,555)	$(4,000,000)	$(115,000)	$(1,900,000)

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

Effective March 12, 2020, Emil Van Essen and Transtrend BV ceased to act as a commodity trading advisor to the Trust.

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

Effective December 21, 2020, JE Moody & Company, H2O AM LLP and Crabel Capital Management, LLC ceased to act as a commodity trading advisor to the Trust.

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

Expenses

Management Fees—Each Series of Units pays to the Managing Owner a monthly management fee equal to a percentage of the notional assets of such Series allocated to Trading Companies, calculated on a daily basis. The percentage basis of the fees varies and are in line with the amounts being disclosed below. In addition, the Managing Owner receives a monthly management equal to a certain percentage of the assets in the Galaxy Plus entities attributable to such Series’ (including notional assets), calculated on a monthly basis. The management fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. The total amount of assets of a Series allocated to Trading Advisors and/or reference programs, including (i) actual funds deposited in accounts directed by the Trading Advisors or deposited as margin in respect of swaps or other derivative instruments referencing a reference program plus (ii) any notional equity allocated to the Trading Advisors and any reference programs, is referred to herein as the “notional assets” of the Series. The annual rate of the management fee is: 0.5% for the Frontier Balanced Fund Class 1 and Class 2, 1.0% for the Frontier Balanced Fund Class 1AP, Class 2a and Class 3a, 2.0% for the Frontier Global Fund, Frontier Long/Short Commodity Fund Class 1a, Class 2a and Class 3a and Frontier Masters Fund, 0.75% for Frontier Diversified Fund, 2.5% for the Frontier Heritage Fund and Frontier Select Fund, and 3.5% for the Frontier Long/Short Commodity Fund Class 2 and Class 3. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) and/or waive (up to the percentage specified) any such management fee to the extent any related management fee is paid by a trading company or estimated management fee is embedded in a swap or other derivative instrument. Any management fee embedded in a swap or other derivative instrument may be greater or less than the management fee that would otherwise be charged to the Series by the Managing Owner. As of the date of this report, for a Series that has invested in a swap, the Managing Owner or Trading Advisor(s) do not receive any management fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. As of December 31, 2020 and 2019, the range of management fees embedded based on fair value of swaps in (i) swaps owned by Frontier Diversified Fund was 1.00% per annum, (ii) swaps owned by Frontier Balanced Fund was 1.00% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 1.50% per annum, and (iv) swaps owned by Frontier Heritage Fund was 1.00% per annum, and the Managing Owner has waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded management fee was accrued on the relevant notional amount of the swap.

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

Trading Fees— In connection with each Series’ trading activities the Frontier Balanced Fund, Frontier Select Fund, Frontier Global Fund (formerly Frontier Winton Fund) and Frontier Heritage Fund pays to the Managing Owner an FCM Fee of up to 2.25% per annum of notional assets allocated to the trading advisors, including through investments in commodity pools available on the Galaxy Plus Platform, and any reference programs of the applicable Series. The Frontier Diversified Fund, Frontier Long/Short Commodity Fund and Frontier Masters Fund pays to the Managing Owner an FCM Fee of up to 2.25% of notional assets allocated to the trading advisors, including through investments in commodity pools available on the Galaxy Plus Platform, and a custodial/due diligence fee of 0.12% of such Series’ NAV, calculated daily.

Incentive Fees— Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated in the Trading Companies by such Series, monthly or quarterly. In addition, the Managing Owner receives a quarterly incentive fee of a certain percentage of new net trading profits generated in the Galaxy Plus entities that have been allocated to the Series. The incentive fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. Because the Frontier Balanced Fund, Frontier Diversified Fund, Frontier Masters Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Long/Short Commodity Fund may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Frontier Balanced Fund and the Frontier Diversified Fund and 20% for the Frontier Global Fund, Frontier Heritage Fund, Frontier Select Fund, Frontier Long/Short Commodity Fund and Frontier Masters Fund. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series. As of the date of this report, for a Series that has invested in a swap, the Managing Owner or Trading Advisor(s) do not receive any incentive fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. As of December 31, 2020 and 2019, the range of incentive fees as a percentage of net new trading profits on swaps embedded in (i) swaps owned by Frontier Diversified Fund was 20-25% per annum, (ii) swaps owned by Frontier Balanced Fund was 20-25% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 25% per annum, and (iv) swaps owned by Frontier Heritage Fund was 15% per annum, and the Managing Owner has waived the entire incentive fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded incentive fee was accrued based on the net new trading profits of the swap.

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

As of December 31, 2020, the Trust had a payable to the Managing Owner in the amounts of $0, $8,854, $2,107, $81,698 and $36,705 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

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

For the year ended December 31, 2020, the Managing Owner earned $0, $19,600, $597,679 and $1,311,400 for incentive fees, management fees, service fees, and trading fees, respectively.

For the year ended December 31, 2019, the Managing Owner earned $0, $78,678, $1,028,325 and $2,216,815for incentive fees, management fees, service fees, and trading fees, respectively.

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

Aggregate interest income from all sources, including U.S. Treasury Securities assets net of premiums and cash held at clearing brokers, of up to the first 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Global Fund, Frontier Select Fund, and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a and Class 3a), Frontier Masters Fund, and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 100% of the interest is retained by the respective Series. During the years ended December 31, 2020, 2019 and 2018, the Trust paid $1,563,079, $42,605, and $221,534, respectively of such interest income to the Managing Owner. Such amounts are not included in the consolidated statements of operations of the Trust. All other interest income is recorded by the Trust on the consolidated statements of operations.

Frontier Long/Short Commodity Fund Class 1A was closed as of September 30, 2020 and Frontier Global Class 1AP was closed as of November 18, 2020.

7. Financial Highlights

The following information presents the financial highlights of the Trust for the years ended December 31, 2020, 2019 and 2018. This data has been derived from the information presented in the consolidated financial statements.

	2020	2019	2018	2017
Ratios to average net assets (1)
Net investment income/(loss) (1)	-5.71%	-5.54%	-6.27%	-5.50%
Expenses before incentive fees (3) (4)	-5.75%	-5.71%	-6.37%	4.48%
Expenses after incentive fees (3) (4)	-5.75%	-5.71%	-6.52%	5.75%

Total return before incentive fees (2)	-32.58%	-1.89%	-16.86%	3.62%
Total return after incentive fees (2)	-32.58%	-1.89%	-17.01%	2.35%

(1)	Annualized with the exception of incentive fees.
(2)	Total returns are not annualized.
(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Consolidated Statements of Operations of the Trust. See footnote 5.

Frontier Long/Short Commodity Fund Class 1A was closed as of September 30,2020 and Frontier Global Class 1AP was closed as of November 18, 2020.

The Trust financial highlights are calculated based upon the Trust’s consolidated financial statements. The consolidated Trust does not issue units and therefore the financial highlights do not disclose any unitized data.

8. Derivative Instruments and Hedging Activities

The Trust’s primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trust does not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trust’s derivatives by instrument types as of December 31, 2020 and 2019 is included in the Consolidated Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trust’s positions in swap contracts. There are embedded management fees in transacting these swaps ranging from 1% to 1.5% based on fair value of swaps and the embedded incentive fees ranging from 15% to 25% based on net new trading profits on swaps.

For the years ended December 31, 2020, 2019 and 2018, the monthly average of futures, forwards and options contracts bought was approximately 613, 1,321, and 2,684 respectively and the monthly average of futures, forwards, and options contracts sold was approximately 612, 1,515, and 2,482, respectively.

The following tables summarize the trading revenues for the years ended December 31, 2020, 2019 and 2018 by contract type:

Realized Trading Revenue from Futures, Forwards and Options
for the Year Ended December 31, 2020
Type of contract

Agriculturals	$147,013
Currencies	90,903
Energies	118,920
Interest rates	59,037
Metals	217,301
Stock indices	(34,911)
Realized trading income/(loss)(1)	$598,263

Realized Trading Revenue from Futures, Forwards and Options
for the Year Ended December 31, 2019

Type of contract

Agriculturals	$215,822
Currencies	(553,764)
Energies	(430,890)
Interest rates	273,302
Metals	(691,581)
Stock indices	(34,113)
Realized trading income/(loss)(1)	$(1,221,224)

Realized Trading Revenue from Futures, Forwards and Options
for the Year Ended December 31, 2018
Type of contract

Agriculturals	$147,573
Currencies	(1,078,570)
Energies	1,399,946
Interest rates	54,450
Metals	752,938
Stock indices	(594,823)
Realized trading income/(loss)(1)
Realized trading income/(loss)(1)	$681,514

(1) Amounts recorded in the Statements of Operations under Net realized gain(loss) on futures forwards and options.

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2020
Type of contract

Agriculturals	$27,115
Currencies	14,158
Energies	(25,335)
Interest rates	4,660
Metals	(1,619)
Stock indices	11,486
Change in unrealized trading income/(loss)(1)	$30,465

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2019

Type of contract

Agriculturals	$(92,782)
Currencies	100,545
Energies	221,904
Interest rates	(231,584)
Metals	516,390
Stock indices	54,311
Change in unrealized trading income/(loss)(1)	$568,784

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2018
Type of contract

Metals	$(83,504)
Currencies	(682,646)
Energies	(642,839)
Interest rates	494,997
Agriculturals	(1,035,591)
Stock indices	(195,081)
Change in unrealized trading income/(loss)(1)	$(2,144,664)

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

The following tables present gross and net information about the Trust’s assets and liabilities subject the master netting arrangements as disclosed on the consolidated statements of financial condition as of December 31, 2020 and 2019:

As of December 31, 2020

	Gross Amounts of recognized Derivative Assets/Liabilities	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition

Frontier Balanced Fund
Open Trade Equity/(Deficit)	$814,743	$(714,303)	$100,440

As of December 31, 2019

	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition

Open Trade Equity/(Deficit)	$154,778	$(38,594)	$116,184
Swap Contracts	$21,579,866	-	$21,579,866

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

Effective January 4, 2021 Volt Capital Management was added as a major commodity trading advisor for Frontier Long Short Commodity Fund. Volt is accessed through Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC.

Effective February 21, 2021, Gemini Alternative Funds, LLC changed its name to New Hyde Park Alternative Funds, LLC.

From January 01, 2021 through March 10, 2021, the Trust paid $2,163,652 in redemptions.

Independent Auditor’s Report

The Trading Companies of the Frontier Fund

Statements of Financial Condition

December 31, 2020 and 2019

	Frontier Trading		Frontier Trading
	Company I, LLC		Company II, LLC
	12/31/2020	12/31/2019	12/31/2020	12/31/2019

ASSETS

Receivable from futures commission merchants	$233,973	$2,526,039	$-	$-
Open trade equity, at fair value	100,440	116,184	-	-
Total Assets	$334,413	$2,642,223	$-	$-

LIABILITIES & MEMBERS’ EQUITY

LIABILITIES
Risk analysis fee payable	$9,513	$8,465	$-	$-
Total Liabilities	9,513	8,465	-	-
MEMBERS’ EQUITY (Net Asset Value)	324,900	2,633,758	-	-
Total Liabilities and Members’ Equity	$334,413	$2,642,223	$-	$-

	Frontier Trading		Frontier Trading		Frontier Trading
	Company XXXIV LLC		Company XXXV LLC		Company XXXVII LLC
	12/31/2020	12/31/2019	12/31/2020	12/31/2019	12/31/2020	12/31/2019

ASSETS

Swap contracts, at fair value	$-	$11,944,754	$-	$6,384,583	$-	$362,521
Total Assets	$-	$11,944,754	$-	$6,384,583	$-	$362,521

LIABILITIES & MEMBERS’ EQUITY

LIABILITIES
Advance on unrealized swap appreciations	$-	$6,176,555	$-	$4,000,000	$-	$115,000
Total Liabilities	-	6,176,555	-	4,000,000	-	115,000
MEMBERS’ EQUITY (Net Asset Value)	-	5,768,199	-	2,384,583	-	247,521
Total Liabilities and Members’ Equity	$-	$11,944,754	$-	$6,384,583	$-	$362,521

	Frontier Trading		Frontier Trading
	Company XXXVIII LLC		Company XXXIX LLC
	12/31/2020	12/31/2019	12/31/2020	12/31/2019

ASSETS

Investments in private investment companies, at fair value	$89,030	$157,775	$-	$-
Swap contracts, at fair value	-	-	-	2,888,009
Total Assets	$89,030	$157,775	$-	$2,888,009

LIABILITIES & MEMBERS’ EQUITY

LIABILITIES
Advance on unrealized swap appreciations	$-	$-	$-	$1,900,000
Total Liabilities	-	-	-	1,900,000
MEMBERS’ EQUITY (Net Asset Value)	89,030	157,775	-	988,009
Total Liabilities and Members’ Equity	$89,030	$157,775	$-	$2,888,009

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Funds

Condensed Schedules of Investments

December 31, 2020

	Frontier Trading		Frontier Trading		Frontier Trading
	Company I LLC		Company II LLC		Company XXXVIII LLC
		% of Total Capital		% of Total Capital		% of Total Capital
Description	Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)
LONG FUTURES CONTRACTS *
Various agriculture futures contracts (Far East)	$72,005	22.16%	-	0.00%	$-	0
Various agriculture futures contracts (Europe)	9,803	3.02%	-	0.00%	$-	0.00%
Various agriculture futures contracts (U.S.)	87,496	26.93%	-	0.00%	-	0
Various base metals futures contracts (U.S.)	22,858	7.04%	-	0.00%	-	0.00%
Various currency futures contracts (U.S.)	(100)	-0.03%	-	0.00%	-	0.00%
Various currency futures contracts (Europe)	10,573	3.25%	-	0.00%	-	0.00%
Various currency futures contracts (Latin America)	5,833	1.80%	-	0.00%	-	0.00%
Various interest rates futures contracts (Europe)	148,949	45.84%	-	0.00%	-	0.00%
Various interest rates futures contracts (Far East)	2,882	0.89%	-	0.00%	-	0.00%
Various interest rates futures contracts (U.S.)	2,438	0.75%	-	0.00%	-	0.00%
Various precious metal futures contracts (U.S.)	28,625	8.81%	-	0.00%	-	0.00%
Various soft futures contracts (U.S.)	52,349	16.11%	-	0.00%	-	0.00%
Various stock index futures contracts (Far East)	5,312	1.63%	-	0.00%	-	0.00%
Total Long Futures Contracts	$449,023	136.57%	$-	0.00%	$-	0.00%
SHORT FUTURES CONTRACTS *
Various agriculture futures contracts (Far East)	$(30,963)	-9.53%	-	0.00%	-	0.00%
Various agriculture futures contracts (Europe)	(10,797)	-3.32%	-	0.00%	-	0.00%
Various agriculture futures contracts (U.S.)	(92,738)	-28.54%	-	0.00%	-	0.00%
Various base metals futures contracts (U.S.)	(10,289)	-3.17%	-	0.00%	-	0.00%
Various currency futures contracts (Europe)	(10,381)	-3.20%	-	0.00%	-	0.00%
Various currency futures contracts (U.S.)	2,300	0.71%	-	0.00%	-	0.00%
Various currency futures contracts (Latin America)	2,512	0.77%	-	0.00%	-	0.00%
Various interest rates futures contracts (Europe)	(127,832)	-39.35%	-	0.00%	-	0.00%
Various interest rates futures contracts (Far East)	(2,482)	-0.76%	-	0.00%	-	0.00%
Various interest rates futures contracts (U.S.)	3,656	1.13%	-	0.00%	-	0.00%
Various precious metal futures contracts (U.S.)	(25,560)	-7.87%	-	0.00%	-	0.00%
Various soft futures contracts (U.S.)	(42,669)	-13.13%	-	0.00%	-	0.00%
Various stock index futures contracts (Far East)	(3,340)	-1.03%	-	0.00%	-	0.00%
Total Short Futures Contracts	$(348,583)	-107.29%	$-	0.00%	$-	0.00%
Total Open Trade Equity (Deficit)	$100,440	29.28%	$-	0.00%	$-	0.00%
OPTIONS PURCHASED *
Various energy futures contracts (U.S.)	-	0.00%	$-	0.00%	$-	0.00%
Various stock index futures contracts (U.S.)	-	0.00%	-	0.00%	-	0.00%
Total Options Purchased	$-	0.00%	$-	0.00%	$-	0.00%
OPTIONS WRITTEN *
Various stock index futures contracts (U.S.)	-	0.00%	$-	0.00%	$-	0.00%
Total Options Written	$-	0.00%	$-	0.00%	$-	0.00%
SWAPS (2)
Frontier XXXIV Balanced select swap (U.S.)	-	0.00%	-	0.00%	$-	0.00%
Frontier Brevan Howard swap (U.S.)	$-	0.00%	-	0.00%	-	0.00%
Frontier XXXV Diversified select swap (U.S.)	$-	0.00%	-	0.00%	-	0.00%
Frontier XXXVII L/S select swap (U.S.)		0.00%	-	0.00%	-	0.00%
Total Swaps	$-	0.00%	$-	0.00%	$-	0.00%
PRIVATE INVESTMENT COMPANIES
Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	$-	0.00%	-	0.00%	89,030	100.00%
Total Private Investment Companies	$-	0.00%	$-	0.00%	$89,030	100.00%

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

The Trading Companies of the Frontier Fund

Statements of Operations

For The Years Ended December 31, 2020 , 2019 and 2018

	Frontier Trading			Frontier Trading
	Company I, LLC			Company II, LLC
	12/31/2020	12/31/2019	12/31/2018	12/31/2020	12/31/2019	12/31/2018
Investment Income:
Interest-net	$6,075	$45,283	$36,492	$-	$26,751	$113,109

Total Income	6,075	45,283	36,492	-	26,751	113,109

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures, forwards, and options	598,263	135,527	(376,937)	-	(1,356,750)	1,058,445
Net realized gain/(loss) on swap contracts	-
Net change in open trade equity	30,465	(133,881)	14,335	-	702,663	(2,158,999)
Net unrealized gain/(loss) on option / swap contracts	-	-	-	-	-	-
Risk analysis fees	(5,880)	(5,576)	(6,688)	-	(4,277)	(77,092)
Trading commissions	(21,149)	(33,456)	(61,387)	-	(4,008)	(42,252)

Net gain/(loss) on investments	601,699	(37,386)	(430,677)	-	(662,372)	(1,219,898)

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$607,774	$7,897	$(394,185)	$-	$(635,621)	$(1,106,789)

	Frontier Trading			Frontier Trading
	Company XXXIV, LLC			Company XXXV, LLC
	12/31/2020	12/31/2019	12/31/2018	12/31/2020	12/31/2019	12/31/2018
Investment Income:
Interest-net	$-	$-	$-	$-	$-	$-

Total Income	-	-	-	-	-	-

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on swap contracts	(2,448,166)	-	-	(446,306)	-	-
Net unrealized gain/(loss) on option / swap contracts	(3,088,917)	1,149,846	1,453,948	(1,537,399)	464,169	643,941

Net gain/(loss) on investments	(5,537,083)	1,149,846	1,453,948	(1,983,705)	464,169	643,941

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$(5,537,083)	$1,149,846	$1,453,948	$(1,983,705)	$464,169	$643,941

	Frontier Trading			Frontier Trading			Frontier Trading
	Company XXXVII, LLC			Company XXXVIII, LLC			Company XXXIX, LLC
	12/31/2020	12/31/2019	12/31/2018	12/31/2020	12/31/2019	12/31/2018	12/31/2020	12/31/2019	12/31/2018
Investment Income:
Interest-net	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Income	-	-	-	-	-	-	-	-	-

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on option / swap contracts	188,100	-	-	-	-	-	(189,734)	-	-
Net unrealized gain/(loss) on option / swap contracts	44,277	(116,581)	82,063	-	-	-	197,829	(67,435)	(138,923)
Net unrealized gain/(loss) on private investment companies	-	-	-	(68,745)	154,155	(395,405)	-	-	-
Net realized gain/(loss) on private investment companies	-	-	-	-	(190,064)	(39,550)	-	-	-

Net gain/(loss) on investments	232,377	(116,581)	82,063	(68,745)	(35,909)	(434,955)	8,095	(67,435)	(138,923)

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$232,377	$(116,581)	$82,063	$(68,745)	$(35,909)	$(434,955)	$8,095	$(67,435)	$(138,923)

(1) Trading Company XXXIX, LLC ceased trading operations May 30,2020
(2) Trading Company XXXVII, LLC ceased trading operations December 21, 2020
(3) Trading Company XXXV, LLC ceased trading operations December 21, 2020
(4) Trading Company XXXIV, LLC ceased trading operations December 21, 2020

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Statements of Changes in Members’ Equity

For the Years Ended December 31, 2020, 2019, 2018

	Frontier Trading	Frontier Trading
	Company I LLC	Company II LLC
Members’ Equity, December 31, 2017	7,627,762	14,499,678

Capital Contributed	2,082,191	9,976,074
Capital Distributed	(6,420,937)	(15,433,697)
Net Increase (decrease) in Members’ Equity Resulting From Operations	(394,185)	$(1,106,789)

Members’ Equity, December 31, 2018	$2,894,831	$7,935,266

Capital Contributed	400,000	372,161
Capital Distributed	(668,970)	(7,671,806)
Net Increase (decrease) in Members’ Equity Resulting From Operations	7,897	$(635,621)

Members’ Equity, December 31, 2019	$2,633,758	$-

Capital Contributed	1,250,215	-
Capital Distributed	(4,166,847)	-
Net Increase (decrease) in Members’ Equity Resulting From Operations	$607,774	-

Members’ Equity, December 31, 2020	$324,900	$-

The accompanying notes are an integral part of these financial statements.

	Frontier Trading	Frontier Trading
	Company XXXIV, LLC	Company XXXV, LLC
Members’ Equity, December 31, 2017	6,414,404	3,876,472

Capital Contributed	-	-
Capital Distributed	(3,249,999)	(2,599,999)
Net Increase (decrease) in Members’ Equity Resulting From Operations	1,453,948	643,941

Members’ Equity, December 31, 2018	$4,618,353	$1,920,414

Capital Contributed	$-	$-
Capital Distributed
Net Increase (decrease) in Members’ Equity Resulting From Operations	$1,149,846	$464,169

Members’ Equity, December 31, 2019	5,768,199	$2,384,583

Capital Contributed	1,178,695	269,147
Capital Distributed	(1,409,811)	(670,025)
Net Increase (decrease) in Members’ Equity Resulting From Operations	(5,537,083)	(1,983,705)

Members’ Equity, December 31, 2020	$-	$-

	Frontier Trading	Frontier Trading	Frontier Trading
	Company XXXVII, LLC	Company XXXVIII, LLC	Company XXXIX, LLC
Members’ Equity, December 31, 2017	282,039	2,151,869	1,194,367

Capital Contributed	-	3,650,000	-
Capital Distributed	-	(4,549,865)	-
Net Increase (decrease) in Members’ Equity Resulting From Operations	82,063	(434,955)	(138,923)

Members’ Equity, December 31, 2018	$364,102	$817,049	$1,055,444

Capital Contributed	$-	$-	$-
Capital Distributed	$-	$(623,365)	$-
Net Increase (decrease) in Members’ Equity Resulting From Operations	$(116,581)	$(35,909)	$(67,435)

Members’ Equity, December 31, 2019	$247,521	$157,775	$988,009

Capital Contributed	-	-	-
Capital Distributed	(479,898)	-	(996,104)
Net Increase (decrease) in Members’ Equity Resulting From Operations	232,377	(68,745)	8,095

Members’ Equity, December 31, 2020	$-	$89,030	$-

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Statements of Cash Flows

For the Years Ended December 31, 2020 , 2019 and 2018

	Frontier Trading			Frontier Trading
	Company I, LLC			Company II, LLC
	2020	2019	2018	2020	2019	2018

Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$607,773	$7,897	$(394,185)	$-	$(635,621)	$(1,106,789)
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by (used in) operating activities:
Decrease (increase) in receivable from futures commission merchants	2,292,066	157,260	4,774,797	-	8,572,549	4,553,957
Decrease (increase) in open trade equity (deficit), at fair value	15,744	104,475	(42,107)	-	(618,848)	2,008,710
(Decrease) increase in risk analysis fee payable	1,048	(662)	241	-	(18,435)	1,745
Net cash provided by (used in) operating activities	2,916,631	268,970	4,338,746	-	7,299,645	5,457,623

Cash Flows from Financing Activities
Capital Contributed	1,250,215	400,000	2,082,191	-	372,161	9,976,074
Capital Distributed	(4,166,846)	(668,970)	(6,420,937)	-	(7,671,806)	(15,433,697)

Net cash provided by (used in) financing activities	(2,916,631)	(268,970)	(4,338,746)	-	(7,299,645)	(5,457,623)

Net change in cash and cash equivalents	-	-	-	-	-	-
Cash and cash equivalents, beginning of period	$-	$-	$-	$-	$-	$-
Cash and cash equivalents, end of period	$-	$-	$-	$-	$-	$-

	Frontier Trading			Frontier Trading
	Company XXXIV, LLC			Company XXXV, LLC
	2020	2019	2018	2020	2019	2018

Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$(5,537,083)	$1,149,846	$1,453,948	$(1,983,705)	$464,169	$643,941
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (gain) loss on swap contracts	3,088,917	(1,149,846)	(1,453,948)	1,537,399	(464,169)	(643,941)
(Decrease) increase in swap collateral	2,679,282	-	3,249,999	847,184	-	2,599,999
(Decrease) increase in interest payable	-	-	-	-	-	-
Net cash provided by (used in) operating activities	231,116	-	3,249,999	400,878	-	2,599,999

Cash Flows from Financing Activities
(Decrease) increase in advance on unrealized swap appreciation	-	-	-	-	-	-
Capital Contributed	1,178,695	-	-	269,147	-	-
Capital Distributed	(1,409,811)	-	(3,249,999)	(670,025)	-	(2,599,999)

Net cash provided by (used in) financing activities	(231,116)	-	(3,249,999)	(400,878)	-	(2,599,999)

Net change in cash and cash equivalents	-	-	-	-	-	-
Cash and cash equivalents, beginning of period	$-	$-	$-	$-	$-	$-
Cash and cash equivalents, end of period	$-	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

	Frontier Trading			Frontier Trading			Frontier Trading
	Company XXXVII, LLC			Company XXXVIII, LLC			Company XXXIX, LLC
	2020	2019	2018	2020	2019	2018	2020	2019	2018

Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$232,377	$(116,581)	$82,063	$(68,745)	$(35,909)	$(434,955)	$8,095	$(67,435)	$(138,923)
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by (used in) operating activities:
(Decrease) increase in swap collateral	291,798	-	-	-	-	-	1,185,838	-	-
Net unrealized (gain) loss on swap contracts	(44,277)	116,581	(82,063)	-	-	-	(197,829)	67,435	138,923
Sale of Private Investment Companies	-	-	-		622,970	4,549,865	-	-	-
Purchase of Private Investment Companies	-	-	-		394	(3,650,000)	-	-	-
Net unrealized (gain) loss in Investments in private investment companies	-	-	-	68,745	(154,155)	395,405	-	-	-
Net realized (gain) loss in Investments in private investment companies	-	-	-	-	190,064	39,550	-	-	-
(Decrease) increase in advance on unrealized swap appreciation	-	-	-	-	-	-	-	-	-
Net cash provided by (used in) operating activities	479,898	-	-	-	623,364	899,865	996,104	-	-

Cash Flows from Financing Activities
Capital Contributed	-	-	-	-	-	3,650,000	-	-	-
Capital Distributed	(479,898)	-	-	-	(623,364)	(4,549,865)	(996,104)	-	-

Net cash provided by (used in) financing activities	(479,898)	-	-	-	(623,364)	(899,865)	(996,104)	-	-

Net change in cash and cash equivalents	-	-	-	-	-	-	-	-	-
Cash and cash equivalents, beginning of period	$-	$-	$-	$-	$-	$-	$-	$-	$-
Cash and cash equivalents, end of period	$-	$-	$-	$-	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Funds

Notes to Financial Statements

1.	Organization and Purpose

These financial statements and related notes pertain to the following companies: Frontier Trading Company I LLC, Frontier Trading Company II LLC, Frontier Trading Company XXIX, Frontier Trading Company XXXIV, LLC, Frontier Trading Company XXXV LLC, Frontier Trading Company XXXVII, LLC, Frontier Trading Company XXXVIII, LLC, and Frontier Trading Company XXXIX, LLC (the “Trading Companies”).

Frontier Funds (the “Trust”) was formed as a Delaware statutory trust on August 8, 2003, with separate Series of Units (the “Series”). Its term will expire on December 31, 2053 (unless terminated earlier in certain circumstances). The Trust is a multi-advisor commodity pool as described in Commodity Futures Trading Commission, or CFTC Regulation § 4.10(d)(2).

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

Receivable from Futures Commission Merchants—The Trading Companies deposit assets with an FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trading Companies earn interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2020 and December 31, 2019 included restricted cash for margin requirements of $321,638 and $2,890,330 for the Frontier Trading Company I LLC.

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

Income Taxes—The Trading Companies apply the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trading Companies’ financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trading Company level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. Management has concluded there is no tax expense, interest or penalties to be recorded by the Trading Companies. The 2019 through 2020 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

Investments in Private Investment Companies. Investments in private investment companies are valued utilizing the net asset values provided by the underlying private investment companies as a practical expedient. Each Series applies the practical expedient to its investments in private investment companies on an investment-by-investment basis, and consistently with the Series’ entire position in a particular investment, unless it is probable that the Series will sell a portion of an investment at an amount different from the net asset value of the investment. The Private Investment Companies are reported at fair value using Level 2 inputs. The Frontier Select Fund (through its investment in an unconsolidated trading company) and Frontier Heritage Fund Brevan Howard swap investments were liquidated on May 30, 2020 and Frontier Balanced Fund, Frontier Long/Short Commodity Fund, Frontier Diversified Fund TRS swap investment were liquidated on December 21, 2020.

The following table summarizes the instruments that comprise the Trading Companies financial asset portfolio measured at fair value on a recurring basis as of December 31, 2020 and 2019, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

December 31, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Trading Company I LLC
Open Trade Equity (Deficit)	$100,440	$-	$-	$100,440
Frontier Trading Company XXXVIII, LLC
Private Investment Companies	-	89,030	-	89,030

December 31, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Trading Company I LLC
Open Trade Equity (Deficit)	$57,057	$59,127	$-	$116,184
Frontier Trading Company II LLC
Open Trade Equity (Deficit)	-	-	-	-
Frontier Trading Company XXXIV, LLC
Swap Contracts	-	-	11,944,754	11,944,754
Frontier Trading Company XXXV, LLC
Swap Contracts	-	-	6,384,583	6,384,583
Frontier Trading Company XXXVII, LLC
Swap Contracts	-	-	362,521	362,521
Frontier Trading Company XXXIX, LLC
Swap Contracts	-	-	2,888,009	2,888,009

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap Contract asset gains and losses (realized/unrealized) included in earnings are classified in “net realized and unrealized gain/(loss) on investments net realized and unrealized gain/(loss) on swap contracts” on the statements of operations. During the years ended December 31, 2020 and 2019, all identified level three assets were components of the Frontier Trading Company XXXIV LLC, XXXV LLC, XXXVII LLC, and XXXIX LLC.

	Frontier Trading Company XXXIV LLC	Frontier Trading Company XXXIX, LLC
	For The Year Ending December 31, 2020	For The Year Ending December 31, 2020
Balance of recurring Level 3 assets as of January 1, 2020	$11,944,753	$2,888,009
Total gains or losses (realized/unrealized):
Included in earnings-realized	(2,448,166)	(189,734)
Included in earnings-unrealized	(3,088,917)	197,829
Proceeds from reduction of cash collateral	(6,176,555)	(2,382,948)
Sale of investments	(7,586,366)	(1,491,965)
Purchase of investments	7,355,251	978,809
Change in ownership allocation
Transfers in and/or out of Level 3	-	-
Balance of recurring Level 3 assets as of December 31, 2020	$-	$-

	Frontier Trading Company XXXV LLC	Frontier Trading Company XXXVII, LLC
	For The Year Ending December 31, 2020	For The Year Ending December 31, 2020
Balance of recurring Level 3 assets as of January 1, 2020	$6,384,583	$362,521
Total gains or losses (realized/unrealized):
Included in earnings-realized	(446,306)	188,100
Included in earnings-unrealized	(1,537,399)	44,277
Proceeds from reduction of cash collateral	(4,000,000)	(115,000)
Sale of investments	(4,870,025)	(594,898)
Purchase of investments	4,469,147	115,000
Change in ownership allocation
Transfers in and/or out of Level 3	-	-
Balance of recurring Level 3 assets as of December 31, 2020	$-	$-

	Frontier Trading Company XXXIV LLC	Frontier Trading Company XXXIX, LLC
	For The Year Ending December 31, 2019	For The Year Ending December 31, 2019
Balance of recurring Level 3 assets as of January 1, 2019	$10,794,908	$2,955,444
Total gains or losses (realized/unrealized):
Included in earnings-realized	-	-
Included in earnings-unrealized	1,149,846	(67,435)
Included in other comprehensive income	-	-
Proceeds from reduction of cash collateral	-	-
Transfers in and/or out of Level 3	-	-
Balance of recurring Level 3 assets as of December 31, 2019	$11,944,754	$2,888,009

	Frontier Trading Company XXXV LLC	Frontier Trading Company XXXVII, LLC
	For The Year Ending December 31, 2019	For The Year Ending December 31, 2019
Balance of recurring Level 3 assets as of January 1, 2019	$5,920,414	$479,102
Total gains or losses (realized/unrealized):
Included in earnings-realized	-	-
Included in earnings-unrealized	464,169	(116,581)
Included in other comprehensive income	-	-
Proceeds from reduction of cash collateral	-	-
Transfers in and/or out of Level 3	-	-
Balance of recurring Level 3 assets as of December 31, 2019	$6,384,583	$362,521

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2020:

	Frontier Trading Company XXXV LLC	Frontier Trading Company XXXVII LLC	Frontier Trading Company XXXIV LLC	Frontier Trading Company XXXIX LLC
Swaps	$(1,537,399)	$44,277	$(3,088,917)	$197,829

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2019:

	Frontier Trading Company XXXV LLC	Frontier Trading Company XXXVII LLC	Frontier Trading Company XXXIV LLC	Frontier Trading Company XXXIX LLC
Swaps	$464,169	$(116,581)	$1,149,846	$(67,435)

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2018:

	Frontier Trading Company XXXV LLC	Frontier Trading Company XXXVII LLC	Frontier Trading Company XXXIV LLC	Frontier Trading Company XXXIX LLC
Swaps	$643,941	$82,063	$1,453,948	$(138,923)

The Trading Companies assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Trading Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the years ended December 31, 2020 and 2019, the Trading Companies did not transfer any assets between Level 1, Level 2 or Level 3.

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

To help to reduce counterparty risk on the Trading Companies, the Managing Owner has the right to reduce the Trading Companies’ exposure and remove cash from the Trading Companies’ total return swaps with Deutsche Bank AG. The Series are charged interest on this cash holding and any amount removed will be offset against the final settlement value of the swap. The Frontier Trading Company XXXIX, LLC ceased trading operations on May 30, 2020. The Frontier Trading Company XXXIV LLC, Frontier Trading Company XXXV LLC and Frontier Trading Company XXXVII LLC ceased trading operations on December 21, 2020. Embedded in the swap fair value is management and incentive fees being paid to Trading Advisors.

Such fees are embedded in the fair value of the swap and are included in net unrealized gain (loss) on swap contracts on the Statements of Operations.

The Trading Companies have invested in the following swaps as of December 31, 2020.

	XXXIV Balanced select swap	XXXV Diversified select swap	XXXVII L/S select swap	Brevan Howard
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	Deutsche Bank AG	Deutsche Bank AG	Deutsche Bank AG	Deutsche Bank AG
Realized Gain/(Loss)	$(2,448,166)	$(446,306)	$188,100	$(189,734)
Change in Unrealized Gain/(Loss)	$(3,088,917)	$(1,537,399)	$44,277	$197,829
Fair Value as of December 31, 2020	$0	$0	$0	$0
Advance on swap appreciation	$0	$0	$0	$0

The Trading Companies have invested in the following swaps as of December 31, 2019.

	XXXIV Balanced select swap	XXXV Diversified select swap	XXXVII L/S select swap	Brevan Howard
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	Deutsche Bank AG	Deutsche Bank AG	Deutsche Bank AG	Deutsche Bank AG
Notional Amount	$7,420,403	$1,761,834	$653,610	$2,072,056
Termination Date	7/31/2023	7/31/2023	7/31/2023	3/27/2023
Cash Collateral	$86,000	$86,000	$29,950	$975,450
Swap Value	$11,858,754	$6,298,583	$332,571	$1,912,559
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Change in Unrealized Gain/(Loss)	$1,149,846	$464,169	$(116,581)	$(67,435)
Fair Value as of December 31, 2019	$11,944,754	$6,384,583	$362,521	$2,888,009
Advance on swap appreciation	$(6,176,555)	$(4,000,000)	$(115,000)	$(1,900,000)

5. Financial Highlights

The following information presents the financial highlights of the Trading Companies for the years ended December 31, 2020, December 31, 2019 and 2018.

	Frontier Trading			Frontier Trading			Frontier Trading
	Company I LLC			Company II LLC			Company XXXIV, LLC
	12/31/2020	12/31/2019	12/31/2018	12/31/2020	12/31/2019	12/31/2018	12/31/2020	12/31/2019	12/31/2018

Net Investment Gain	0.88%	1.55%	1.15%	0.00%	4.97%	1.23%	0.00%	0.00%	0.00%
Total Return	114.13%	0.27%	-12.39%	0.00%	-100.00%	-11.52%	-0.61%	24.90%	111.81%

	Frontier Trading			Frontier Trading			Frontier Trading
	Company XXXV, LLC			Company XXXVII, LLC			Company XXXVIII, LLC
	12/31/2020	12/31/2019	12/31/2018	12/31/2020	12/31/2019	12/31/2018	12/31/2020	12/31/2019	12/31/2018

Net Investment Gain	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total Return	19.32%	24.17%	220.14%	-497.38%	-32.02%	29.10%	191.44%	-7.99%	-44.04%

	Frontier Trading
	Company XXXIX, LLC
	12/31/2020	12/31/2019	12/31/2018

Net Investment Gain	0.00%	0.00%	0.00%
Total Return	-1871.86%	-6.39%	-11.63%

(1)	Trading Company XXXIX, LLC ceased trading operations May 30,2020
(2)	Trading Company XXXVII, LLC ceased trading operations December 21, 2020
(3)	Trading Company XXXV, LLC ceased trading operations December 21, 2020
(4)	Trading Company XXXIV, LLC ceased trading operations December 21, 2020

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

As of December 31, 2020, Frontier Trading Company XXXVIII, LLC’s investment into Galaxy Plus Fund – Quest FIT Feeder Fund (535) LLC had a fair value of $89,030. For the year ended December 31, 2020, Galaxy Plus Fund – Quest FIT Feeder Fund (535) LLC incurred $0 in trading commissions and had $20,941 and $(89,686) in realized and unrealized trading gains, respectively, for a net loss of $68,745. Galaxy Plus Fund – Quest FIT Feeder Fund (535) LLC allows for daily redemptions upon 24 hours written notice. There are no liquidity restrictions.

7. Derivative Instruments and Hedging Activities

The Trading Companies’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trading Companies do not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trading Companies’ derivatives by instrument types as of December 31, 2020 and 2019 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trading Companies’ positions in swap. The following tables summarize the monthly averages of futures contracts bought and sold for each respective Trading Company:

For the Year Ended December 31, 2020

Monthly average contracts:	Bought	Sold
Frontier Balanced Fund	613	612

For the Year Ended December 31, 2019

Monthly average contracts:	Bought	Sold
Frontier Balanced Fund I LLC	1,209	1,409
Frontier Balanced Fund II LLC	112	106

For the Year Ended December 31, 2018

Monthly average contracts:	Bought	Sold
Frontier Balanced Fund I LLC	2,183	1,971
Frontier Balanced Fund II LLC	501	511

The following tables summarize the trading revenues for the years ended December 31, 2020, December 31, 2019, and 2018, approximately by sector:

Realized Trading Revenue from Futures, Forwards and Options for the Year Ended December 31, 2020

Frontier Balanced Fund I LLC
Type of contract
Agriculturals	$147,013
Currencies	90,903
Energies	118,920
Interest rates	59,037
Metals	217,301
Stock indices	(34,911)
Realized trading income/(loss)(1)	$598,263

Realized Trading Revenue from Futures, Forwards and Options for the Year Ended December 31, 2019

	Frontier Trading Company I LLC	Frontier Trading Company II LLC
Type of contract
Metals	$(71,367)	$(620,214)
Currencies	(104,139)	(449,623)
Energies	124,324	(555,214)
Agriculturals	230,294	(14,472)
Interest rates	(43,735)	317,037
Stock indices	151	(34,264)
Realized trading income/(loss)(1)	$135,528	$(1,356,750

Realized Trading Revenue from Futures, Forwards and Options for the Year Ended December 31, 2018

	Frontier Trading Company I LLC	Frontier Trading Company II LLC
Type of contract
Metals	$(20,839)	$168,412
Currencies	(374,202)	(704,374)
Energies	74,850	1,325,096
Agriculturals	(62,765)	117,214
Interest rates	11,010	741,929
Stock indices	(4,991)	(589,832)
Realized trading income/(loss)(1)	$(376,937)	$1,058,445

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2020

Type of contract	Frontier Trading Company I LLC
Metals	$(1,619)
Currencies	14,159
Energies	(25,335)
Agriculturals	27,115
Interest rates	4,660
Stock indices	11,486
Change in unrealized trading income/(loss)(1)	$30,465

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

The following tables present gross and net information about the Series’ assets and liabilities subject to master netting arrangements as disclosed on the statements of financial condition as of December 31, 2020 and December 31, 2019.

As of December 31, 2020

Frontier Trading Company I, LLC	Gross Amounts of recognized Assets	Gross Amounts of recognized Liabilities	Net Amounts of Assets and Liabilities Presented in the Statements of Financial Condition
Open Trade Equity/(Deficit)	$814,743	$(714,303)	$100,440

As of December 31, 2019

	Gross Amounts of recognized Assets	Gross Amounts of recognized Liabilities	Net Amounts of Assets and Liabilities Presented in the Statements of Financial Condition
Frontier Trading Company I, LLC
Open Trade Equity/(Deficit)	$213,905	$(97,721)	$116,184

Frontier Trading Company II, LLC
Open Trade Equity/(Deficit)	$-	$-	$-

Frontier Trading Company XXXIV, LLC
Swap Contracts	$11,944,753	$-	$11,944,753

Frontier Trading Company XXXV, LLC
Swap Contracts	$6,384,583	$-	$6,384,583

Frontier Trading Company XXXVII, LLC
Swap Contracts	$362,521	$-	$362,521

Frontier Trading Company XXXIX, LLC
Swap Contracts	$2,888,009	$-	$2,888,009

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

9. Subsequent Events

Management evaluated subsequent events till the date of issuance of this report and noted that there were none that required disclosure.

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

The attached annual report is filed under exemption pursuant to Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2020

Independent Auditor’s Report

Managing Member

Galaxy Plus Fund LLC

Report on the Financial Statements

We have audited the accompanying financial statements of Galaxy Plus Fund—FORT Contrarian Feeder Fund (510) LLC, Galaxy Plus Fund—Quest Feeder Fund (517) LLC, Galaxy Plus Fund—LRR Feeder Fund (522) LLC, Galaxy Plus Fund—QIM Feeder Fund (526) LLC, Galaxy Plus Fund—Aspect Feeder Fund (532) LLC, Galaxy Plus Fund—Welton GDP Feeder Fund (538) LLC and Galaxy Plus Fund—JL Cyril Systemic Feeder Fund (547) LLC which comprise the statements of financial condition as of December 31, 2020, and the related statements of operations and changes in members’ equity for the periods ended December 31, 2020, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Plus Fund—FORT Contrarian Feeder Fund (510) LLC, Galaxy Plus Fund—Quest Feeder Fund (517) LLC, Galaxy Plus Fund—LRR Feeder Fund (522) LLC, Galaxy Plus Fund—QIM Feeder Fund (526) LLC, Galaxy Plus Fund—Aspect Feeder Fund (532) LLC, Galaxy Plus Fund—Welton GDP Feeder Fund (538) LLC and Galaxy Plus Fund—JL Cyril Systemic Feeder Fund (547) LLC as of December 31, 2020, and the results of their operations and changes in members’ equity for the periods then ended in accordance with accounting principles generally accepted in the United States of America.

/s/ RSM US LLP

Denver, Colorado

March 31, 2021

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Statements of Financial Condition

December 31, 2020

(Expressed in U.S. Dollars)

	Galaxy Plus Fund LLC - 510 Series	Galaxy Plus Fund LLC - 517 Series	Galaxy Plus Fund LLC - 522 Series	Galaxy Plus Fund LLC - 526 Series	Galaxy Plus Fund LLC - 532 Series	Galaxy Plus Fund LLC - 538W Series	Galaxy Plus Fund LLC - 547 Series
Assets

Investment in Master Fund - at fair value	$4,302,648	$1,667,056	$469,490	$2,769,981	$7,459,493	$5,586,610	$3,796,134
Cash	657,022	25,310	173,126	675,383	88,455	137,795	17,709
Other assets	-	-	-	-	-	-	2,937
Receivable from Master Fund	37,590	-	-	-	-	-	-
Subscription receivable	16,361	1,562	-	5,994	-	-	-
Receivable from Sponsor	244	4,872	-	1,968	171	244	-

Total assets	$5,013,865	$1,698,800	$642,616	$3,453,326	$7,548,119	$5,724,649	$3,816,780

Liabilities and members’ equity

Payable to Master Fund	$-	$31,566	$147,901	$408,675	$66,656	$120,307	$16,406
Redemptions payable	-	-	20,097	-	-	65	-
Accrued incentive fees	-	8,356	-	34,591	15,407	226,458	-
Accrued management fees	25,261	4,268	4,546	3,415	36,383	12,681	10,260
Accrued sponsor fees	2,856	143	-	-	1,777	1,369	1,829
Accrued operating and professional expenses	-	-	4,469	2,919	-	-	-

Total liabilities	28,117	44,333	177,013	449,600	120,223	360,880	28,495

Members’ equity	4,985,748	1,654,467	465,603	3,003,726	7,427,896	5,363,769	3,788,285

Total liabilities and members’ equity	$5,013,865	$1,698,800	$642,616	$3,453,326	$7,548,119	$5,724,649	$3,816,780

See notes to financial statements.

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Statements of Operations

For the year ended December 31, 2020

(Expressed in U.S. Dollars)

	Galaxy Plus Fund LLC - 510 Series	Galaxy Plus Fund LLC - 517 Series	Galaxy Plus Fund LLC - 522 Series	Galaxy Plus Fund LLC - 526 Series	Galaxy Plus Fund LLC - 532 Series	Galaxy Plus Fund LLC - 538W Series	Galaxy Plus Fund LLC - 547 Series
Net investment income (loss) allocated from Master Fund:
Interest income	$-	$782	$-	$15,840	$37,693	$1,986	$-
Interest expense	(2,824)	-	-	-	-	-	-

Net investment income (loss) allocated from Master Fund	(2,824)	782	-	15,840	37,693	1,986	-

Fund expenses:
Operating expenses	3,789	1,635	3,401	1,791	2,219	1,814	787
Management fee	121,471	24,099	54,072	59,931	586,987	167,484	59,615
Incentive fee	2,384	8,356	30	24,403	63,176	506,509	-
Sponsor fee	34,410	5,968	3,094	23,883	55,976	18,976	9,574
Professional fee	15,576	15,576	49,369	15,576	15,576	15,576	773

Total fund expenses	177,630	55,634	109,966	125,584	723,934	710,359	70,749

Total net investment loss	(180,454)	(54,852)	(109,966)	(109,744)	(686,241)	(708,373)	(70,749)

Realized and unrealized gain (loss) on investments and foreign currency transactions allocated from Master Fund:
Net realized gain/(loss) from investments and foreign currency transactions	(444,806)	248,271	(491,764)	(556,592)	(629,646)	2,784,112	(2,040,206)
Net increase/(decrease) in unrealized appreciation(depreciation) on investments and translation of assets and liabilities denominated in foreign currencies	313,788	126,050	18,387	(265,249)	726,912	406,194	307,528

Net realized and unrealized gain (loss) on investments and foreign currency transactions allocated from investment in Master Fund	(131,018)	374,321	(473,377)	(821,841)	97,266	3,190,306	(1,732,678)

Net increase (decrease) in members’ equity resulting from operations	$(311,472)	$319,469	$(583,343)	$(931,585)	$(588,975)	$2,481,933	$(1,803,427)

See notes to financial statements.

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Statements of Changes in Members’ Equity

For the year ended December 31, 2020

(Expressed in U.S. Dollars)

	Galaxy Plus Fund LLC - 510 Series	Galaxy Plus Fund LLC - 517 Series	Galaxy Plus Fund LLC - 522 Series	Galaxy Plus Fund LLC - 526 Series	Galaxy Plus Fund LLC - 532 Series	Galaxy Plus Fund LLC - 538W Series	Galaxy Plus Fund LLC - 547 Series
Increase/(decrease) in members’ equity from operations:
Total net investment loss	$(180,454)	$(54,852)	$(109,966)	$(109,744)	$(686,241)	$(708,373)	$(70,749)
Net realized gain/(loss) from investments and foreign currency transactions	(444,806)	248,271	(491,764)	(556,592)	(629,646)	2,784,112	(2,040,206)
Net increase/(decrease) in unrealized appreciation (depreciation) on investments and translation of assets and liabilities denominated in foreign currencies	313,788	126,050	18,387	(265,249)	726,912	406,194	307,528

Net increase/(decrease) in members’ equity from operations	(311,472)	319,469	(583,343)	(931,585)	(588,975)	2,481,933	(1,803,427)

Increase/(decrease) in members’ equity from capital transactions:
Proceeds from issuance of capital	750,395	554,695	201,396	1,053,715	1,877,596	1,052,968	7,055,547
Payments for redemption of capital	(1,881,271)	(252,657)	(150,898)	(2,443,496)	(5,913,700)	(4,737,021)	(1,463,835)

Net increase/(decrease) in members’ equity from capital transactions	(1,130,876)	302,038	50,498	(1,389,781)	(4,036,104)	(3,684,053)	5,591,712

Total net increase/(decrease) in members’ equity	(1,442,348)	621,507	(532,845)	(2,321,366)	(4,625,079)	(1,202,120)	3,788,285

Members’ equity, beginning of the year	6,428,096	1,032,960	998,448	5,325,092	12,052,975	6,565,889	-

Members’ equity, end of the year	$4,985,748	$1,654,467	$465,603	$3,003,726	$7,427,896	$5,363,769	$3,788,285

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

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Notes to Financial Statements

During 2020, the Onshore Platform consisted, in part, of the Funds described below. The Funds listed, herein, contain Class EF interest. That interest was created specifically for a strategic investor (see Note 3). The Funds are considered significant subsidiaries of that strategic investor under S-X 3-09.

The financial statement for each of the Master Funds referenced below are attached to this report and should be read in conjunction with each Fund’s financial statements.

Galaxy Plus Fund – FORT Contrarian Feeder Fund (510) LLC (“510”) – On its inception date, August 6, 2015, 510 invested its assets in Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC, a Delaware limited liability company. As of December 31, 2020, 510 owned 100% of its Master Fund.

Galaxy Plus Fund – Quest Feeder Fund (517) LLC (“517”) – On its inception date, June 29, 2016, 517 invested its assets in Galaxy Plus Fund – Quest Master Fund (517) LLC, a Delaware limited liability company. As of December 31, 2020, 517 owned 100% of its Master Fund.

Galaxy Plus Fund – LRR Feeder Fund (522) LLC (“522”) – On its inception date, April 28, 2016, 522 invested its assets in Galaxy Plus Fund – LRR Master Fund (522) LLC, a Delaware limited liability company. As of December 31, 2020, 522 owned 100% of its Master Fund.

Galaxy Plus Fund – QIM Feeder Fund (526) LLC (“526”) – On its inception date, June 22, 2016, 526 invested its assets in Galaxy Plus Fund – QIM Master Fund (526) LLC, a Delaware limited liability company. As of December 31, 2020, 526 owned 100% of its Master Fund.

Galaxy Plus Fund – Aspect Feeder Fund (532) LLC (“532”) – On its inception date, December 16, 2016, 532 invested its assets in Galaxy Plus Fund – Aspect Master Fund (532) LLC, a Delaware limited liability company. As of December 31, 2020, 532 owned 100% of its Master Fund.

Galaxy Plus Fund – Welton GDP Feeder Fund (538) LLC (“538W”) – On its inception date, March 28, 2017, 538W invested its assets in Galaxy Plus Fund – Welton GDP Master Fund (538) LLC, a Delaware limited liability company. As of December 31, 2020, 538W owned 100% of its Master Fund.

Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC (“547”) – On its inception date, June 25, 2020, 547 invested its assets in Galaxy Plus Fund – JL Cyril Systematic Master Fund (547) LLC, a Delaware limited liability company. As of December 31, 2020, 547 owned 100% of its Master Fund.

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

Income taxes: The Onshore Platform evaluates tax positions taken or expected to be taken to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. For tax positions meeting the “more-likely-than-not” threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that had a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Funds have determined that there is no tax liability resulting from uncertain income tax positions taken or expect to be taken with respect to all open tax years. No income tax returns are currently under examination. The Funds’ U.S. Federal tax returns remain open for the current and prior three years.

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

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Notes to Financial Statements

Statement of cash flows: The Onshore Platform has elected not to provide statements of cash flows as permitted by U.S. GAAP as all of the following conditions have been met:

●	During the year, substantially all of the Funds’ investments were carried at fair value and classified as Level 1 or Level 2or were measured using the practical expedient measurements in accordance with FASB ASC 820;

●	The Funds had little or no debt during the year;

●	The Onshore Platform financial statements include statements of changes in members’ equity.

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

The amount of capital activity by each class of Interest for each Fund for the periods ended December 31, 2020, is as follows:

	Galaxy Plus Fund LLC - 510 Series	Galaxy Plus Fund LLC - 510 Series	Galaxy Plus Fund LLC - 510 Series	Galaxy Plus Fund LLC - 517 Series	Galaxy Plus Fund LLC - 522 Series
	Class A	Class C	Class EF	Class EF	Class EF

Subscriptions	$-	$-	$750,395	$554,695	$201,396
Redemptions	(73,825)	-	(1,807,446)	(252,657)	(150,898)
Transfers In	-	-	-	-	-
Transfers out	-	-	-	-	-

Total increase (decrease)	$(73,825)	$-	$(1,057,051)	$302,038	$50,498

	Galaxy Plus Fund LLC - 526 Series	Galaxy Plus Fund LLC - 526 Series	Galaxy Plus Fund LLC - 526 Series	Galaxy Plus Fund LLC - 532 Series	Galaxy Plus Fund LLC - 538W Series
	Class A	Class C	Class EF	Class EF	Class EF

Subscriptions	$522,563	$-	$531,152	$1,877,596	$1,052,968
Redemptions	(639,449)	(29,103)	(1,774,944)	(5,913,700)	(4,737,021)
Transfers In	-	-	-	-	-
Transfers out	-	-	-	-	-

Total increase (decrease)	$(116,886)	$(29,103)	$(1,243,792)	$(4,036,104)	$(3,684,053)

	Galaxy Plus Fund LLC - 547 Series	Galaxy Plus Fund LLC - 547 Series
	Class A	Class EF

Subscriptions	$2,550,000	$4,505,547
Redemptions	(1,044,235)	(419,600)
Transfers In	-	-
Transfers out	-	-

Total increase (decrease)	$1,505,765	$4,085,947

Transfers into and out of a Fund relating to movement from one class of Share to another, change in beneficial ownership, and consolidation to an older series may occur from time to time. Roll-ups are considered transfers for financial reporting purposes. Since the amount of transfers into and out of each Fund offset, such transfers are not shown in the Funds’ Statements of Changes in Members’ Equity. For the year ended December 31, 2020, there were no transfers.

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

Management Fee: Each Advisor earns a management fee (the “Management Fee”) which is calculated and accrued monthly (prorated for partial periods) and payable in arrears as of the last business day of each month. The rate at which the Management Fee is calculated is specific to each Fund and typically ranges from 0% to 3.50% per annum. Each Advisor may enter into fee sharing arrangements with the Sponsor, pursuant to which the Sponsor will receive a portion of the Management Fee to be paid to such advisor. In addition, the Sponsor can enter into agreements with Selling Agents in which the Selling Agent will receive a portion of the Management Fee on assets they introduce to the Funds. No Selling Agent amounts were charged during the year ended December 31, 2020. The amounts due to the Selling Agents and Sponsor are included in the Management Fee charged to the Funds. During the year ended December 31, 2020, Management Fees paid to Selling Agents and the Sponsor are as follows:

Galaxy Plus Fund LLC - 510 Series
Selling Agent	$18,799
Sponsor	-

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

The Sponsor, on behalf of the managing owner of the Class EF members, has entered into separate fee arrangements with the Trading Advisors which results in the managing owner retaining a portion of both the management and incentive fees charged to the Class EF members. During the periods ended December 31, 2020, the amount of management fees and incentive fees retained by the managing owner of Class EF members are as follows:

	Expense
	Galaxy Plus Fund LLC - 510 Series	Galaxy Plus Fund LLC - 517 Series	Galaxy Plus Fund LLC - 522 Series	Galaxy Plus Fund LLC - 526 Series
Management Fee	$9,436	$23,738	$27,247	$33,758
Incentive Fee	-	3,691	-	6,470

	Galaxy Plus Fund LLC - 532 Series	Galaxy Plus Fund LLC - 538W Series	Galaxy Plus Fund LLC - 547 Series
Management Fee	$406,168	$7,084	$29,835
Incentive Fee	14,014	-	-

The amount of management fees and incentive fees due to the managing owner of the class EF members as of December 31, 2020 are as follows:

	Payable
	Galaxy Plus Fund LLC - 510 Series	Galaxy Plus Fund LLC - 517 Series	Galaxy Plus Fund LLC - 522 Series	Galaxy Plus Fund LLC - 526 Series
Accrued Management Fee	$652	$4,268	$2,504	$2,078
Accrued Incentive Fee	-	3,336	-	-

	Galaxy Plus Fund LLC - 532 Series	Galaxy Plus Fund LLC - 538W Series	Galaxy Plus Fund LLC - 547 Series
Accrued Management Fee	$29,271	$525	$5,281
Accrued Incentive Fee	15,407	-	-

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Notes to Financial Statements

Sponsor Fee: The Sponsor will receive from each Interest a monthly sponsor fee (the “Sponsor Fee”) calculated as a percentage (the “Sponsor Fee Rate”) applicable to each Class of Interests. The Sponsor Fee is calculated and accrued monthly and payable in arrears as of the last business day of each month. The Sponsor Fee is pro-rated for partial periods. The annual Sponsor Fee Rate is 0.25% for Class A Interests, 0.50% for Class B Interests, 0.80% for Class C Interests, and 0.15% for Class EF Interests.

Sales Commission: Class A, B and C Interests are subject to monthly ongoing sales commissions (“Sales Commissions”) equal to a percentage (the “Sales Commission Rate”) applicable to each Class of Interest. Sales Commissions are calculated and accrued monthly and payable in arrears as of the last business day of each month. Sales Commissions are pro rated for partial periods. Sales Commissions are specific to an Investor and are agreed upon between the Investor and Selling Agent prior to making a contribution to the Onshore Platform. The Sales Commission Rate generally ranges between 0%-2% per annum. No sales commissions were charged during the year ended December 31, 2020, with the exception of 510. Sales commissions are included in the Sponsor Fee totals on the Statements of Operations.

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

At December 31, 2020, none of the Funds have direct commitments to buy or sell financial instruments, including derivative instruments. Each Fund does have indirect buy and sell commitments that arise through the positions held by the Master Fund in which each respective Fund invests. However, as an investor in a Master Fund, each Fund’s risk at December 31, 2020, is limited to the fair value of its investment in the Master Fund.

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Notes to Financial Statements

Note 7.	Financial highlights

Financial highlights for each Fund and its respective Class(es) for the periods ended December 31, 2020 are presented in the table below. The information has been derived from information presented in the financial statements.

	Galaxy Plus Fund LLC - 510 Series	Galaxy Plus Fund LLC - 510 Series	Galaxy Plus Fund LLC - 510 Series	Galaxy Plus Fund LLC - 517 Series	Galaxy Plus Fund LLC - 522 Series
	Class A	Class C	Class EF	Class EF	Class EF

Total return before incentive fee	-2.53%	-11.51%	-4.12%	26.04%	-60.13%
Incentive fee	-	-	-0.07%	-0.62%	-0.01%
Total return after incentive fee (A)	-2.53%	-11.51%	-4.19%	25.42%	-60.14%

Ratios to average members’ equity (B):
Expenses excluding incentive fee	2.64%	7.33%	2.68%	3.53%	23.05%
Incentive fee	-	-	0.07%	0.62%	0.01%
Total expenses and incentive fee	2.64%	7.33%	2.75%	4.15%	23.06%

Net investment loss (C)	-2.64%	-7.33%	-2.75%	-4.10%	-23.06%

	Galaxy Plus Fund LLC - 526 Series	Galaxy Plus Fund LLC - 526 Series	Galaxy Plus Fund LLC - 526 Series	Galaxy Plus Fund LLC - 532 Series	Galaxy Plus Fund LLC - 538W Series
	Class A	Class C	Class EF	Class EF	Class EF

Total return before incentive fee	-18.73%	-10.24%	-29.84%	-6.84%	57.28%
Incentive fee	-1.12%	-	-0.49%	-0.68%	-7.97%
Total return after incentive fee (A)	-19.85%	-10.24%	-30.33%	-7.52%	49.31%

Ratios to average members’ equity (B):
Expenses excluding incentive fee	1.19%	2.82%	3.46%	7.14%	3.21%
Incentive fee	1.12%	-	0.49%	0.68%	7.97%
Total expenses and incentive fee	2.31%	2.82%	3.95%	7.82%	11.18%

Net investment loss (C)	-2.06%	-1.94%	-3.43%	-7.41%	-11.15%

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Notes to Financial Statements

	Galaxy Plus Fund LLC - 547 Series	Galaxy Plus Fund LLC - 547 Series
	Class A	Class EF

Total return before incentive fee	-30.85%	-32.66%
Incentive fee	-	-
Total return after incentive fee (A)	-30.85%	-32.66%

Ratios to average members’ equity (B):
Expenses excluding incentive fee	4.05%	4.20%
Incentive fee	-	-
Total expenses and incentive fee	4.05%	4.20%

Net investment loss (C)	-4.05%	-4.20%

(A)	Total return is based on the change in average members’ equity during the period of a theoretical investment made at the inception of the Fund. Total return is not annualized for Funds or classes that have been in operations for less than a year as of December 31, 2020.

(B)	The total expense and net investment loss ratios are computed based upon weighted-average members’ equity as a whole for the periods ended December 31, 2020. Ratios have been annualized, excluding non-recurring expenses, for Funds and classes that have been in operations for less than a year as of December 31, 2020.

(C)	The net investment loss ratio excludes net realized and unrealized gains (losses) on investments.

Financial highlights are calculated for each permanent, non-managing class of interest. An individual member’s return and ratios may vary based on different incentive and/or management fee arrangements, and the timing of capital interest transactions.

Note 8.	Subsequent events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Funds’ financial statements through March 31, 2021, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Funds’ financial statements through this date.

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of and for the period ended December 31, 2020, is accurate and complete.

/s/ David Young
David Young, President
Gemini Alternative Funds, LLC — Sponsor

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC

(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2020

Independent Auditor’s Report

Managing Member

Galaxy Plus Fund LLC

Report on the Financial Statements

We have audited the accompanying financial statements of Galaxy Plus Fund—FORT Contrarian Master Fund (510) LLC, which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2020, and the related statements of operations and changes in member’s equity for the year then ended, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Plus Fund—FORT Contrarian Master Fund (510) LLC as of December 31, 2020, and the results of its operations and changes in member’s equity for the year then ended in accordance with accounting principles generally accepted in the United States of America.

/s/ RSM US LLP

Denver, Colorado

March 31, 2021

Galaxy Plus Fund - FORT Contrarian Master Fund (510) LLC

(A Delaware Limited Liability Company)

Statement of Financial Condition
December 31, 2020

(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$2,931,858
Restricted cash - margin balance	1,288,986
Investments in futures contracts at fair value (represents unrealized appreciation on open derivative contracts, net)	119,394

Total assets	$4,340,238

Liabilities and Member’s Equity

Liabilities
Payable to Onshore Feeder Fund	$37,590

Total liabilities	37,590

Member’s equity	4,302,648

Total liabilities and member’s equity	$4,340,238

See notes to financial statements.

Galaxy Plus Fund - FORT Contrarian Master Fund (510) LLC

(A Delaware Limited Liability Company)

Condensed Schedule of Investments

December 31, 2020

(Expressed in U.S. Dollars)

	Number of Contracts/Units	Fair Value	Percent of Member’s Equity
Long positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Currency	31	$14,868	0.35%
Index	12	57,002	1.32
Interest	60	(8,089)	(0.19)
Metals	3	8,425	0.20
Foreign:
Futures contracts:
Energy	1	(750)	(0.02)
Index	69	39,629	0.92
Interest	366	14,194	0.34

Total long positions		125,279	2.92

Short positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Currency	20	(3,819)	(0.09)
Energy	12	1,795	0.04
Interest	56	(2,118)	(0.05)
Foreign:
Futures contracts:
Energy	1	(820)	(0.02)
Index	4	(2,217)	(0.05)
Interest	57	1,294	0.03

Total short positions		(5,885)	(0.14)

Investments in futures contracts, at fair value		$119,394	2.78%

See notes to financial statements.

Galaxy Plus Fund - FORT Contrarian Master Fund (510) LLC

(A Delaware Limited Liability Company)

Statement of Operations

For the year ended December 31, 2020

(Expressed in U.S. Dollars)

Investment Income:
Expenses:
Interest expense	$2,824

Total expenses	2,824

Net investment loss	(2,824)

Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized gain (loss) from:
Derivative contracts[1]	(458,115)
Foreign currency transactions	13,309
(444,806)

Net increase (decrease) in unrealized depreciation on:
Derivative contracts	315,892
Translation of assets and liabilities denominated in foreign currencies	(2,104)
313,788

Net realized and unrealized loss on investments and foreign currency transactions	(131,018)

Net decrease in member’s equity resulting from operations	$(133,842)

1 Includes trading costs

See notes to financial statements.

Galaxy Plus Fund - FORT Contrarian Master Fund (510) LLC

(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity

For the year ended December 31, 2020

(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment loss	$(2,824)
Net realized gain (loss) from derivative contracts and foreign currency transactions	(444,806)
Net increase (decrease) in unrealized appreciation on derivative contracts and translation of assets and liabilities denominated in foreign currencies	313,788

Net decrease in member’s equity resulting from operations	(133,842)

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	401,236
Payments for redemptions of capital	(1,780,760)

Net decrease in member’s equity resulting from capital transactions	(1,379,524)

Total decrease	(1,513,366)

Member’s equity, beginning of year	5,816,014

Member’s equity, end of year	$4,302,648

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

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or Other Master funds. Galaxy Plus Fund – FORT Contrarian Feeder Fund (510) LLC (“LLC510”), a separated series of the Onshore Platform and Galaxy Plus Fund – Fort Contrarian Offshore Feeder Fund (510) Segregated Portfolio (“SPC510”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2020, SPC510 had not yet commenced operations and LLC510 is the sole member.

LLC510 and SPC510 are collectively hereafter referred to as the “Feeder Funds”.

Subscriptions and redemptions into the Feeder Funds and the corresponding transactions with the Master Fund are governed by the Onshore Platform’s and the Offshore Platform’s respective Confidential Offering Memorandums.

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $4,204,060 is held in USD and a balance of $16,784 in foreign currencies as of December 31, 2020, and are recorded in cash and restricted cash – margin balance on the statement of financial condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2020 included restricted cash for margin requirements of $1,288,986. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2020 included amounts due to the broker for unsettled trades of $0.

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

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the years ended December 31, 2017 through 2020 remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the year, the Master Fund did not accrue any interest or penalties.

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

Recently Adopted Accounting Pronouncement: In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. In general, the amendments in ASU 2018-13 are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt the removed or modified disclosures upon the issuance of ASU 2018-13 and may delay adoption of the additional disclosures, which are required for public companies only, until their effective date. Management has adopted ASU 2018-13 on January 1, 2020 and related updates have been incorporated in these financial statements.

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

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2020. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

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

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2020.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2020. Presentation is gross – as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Derivative contracts:
Futures contracts:
Currency	$22,199	$22,199	$-	$-
Energy	7,700	7,700	-	-
Index	111,681	111,681	-	-
Interest	38,229	38,229	-	-
Metals	8,425	8,425	-	-

Total investment assets at fair value	188,234	188,234	-	-

Liabilities:
Derivative contracts:
Futures contracts:
Currency	(11,150)	(11,150)	-	-
Energy	(7,475)	(7,475)	-	-
Index	(17,267)	(17,267)	-	-
Interest	(32,948)	(32,948)	-	-

Total investment liabilities at fair value	(68,840)	(68,840)	-	-
Total net investments at fair value	$119,394	$119,394	$-	$-

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2020.

Market and geopolitical risk relate to the increasing interconnectivity between global economies and financial markets increases the likelihood that events or conditions in one region or financial market may adversely impact issuers in a different country, region, or financial market. Securities in the Master Fund may underperform due to inflation (or expectations for inflation), interest rates, global demand for particular products or resources, natural disasters, pandemics, epidemics, terrorism, regulatory events and governmental or quasi-governmental actions. The occurrence of global events similar to those in recent years, such as terrorist attacks around the world, natural disasters, social and political discord or debt crises and downgrades, among others, may result in market volatility and may have long term effects on both the U.S. and global financial markets. It is difficult to predict when similar events affecting the U.S. or global financial markets may occur, the effects that such events may have and the duration of those effects. Any such event(s) could have a significant adverse impact on the value and risk profile of the Master Fund. The current novel coronavirus (COVID-19) global pandemic and the aggressive responses taken by many governments, including closing borders, restricting international and domestic travel, and the imposition of prolonged quarantines or similar restrictions, as well as the forced or voluntary closure of, or operational changes to, many retail and other businesses, has had negative impacts, and in many cases severe negative impacts, on markets worldwide. It is not known how long such impacts, or any future impacts of other significant events described above, will or would last, but there could be a prolonged period of global economic slowdown, which may impact your investment.

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

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments.  Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short.

As of December 31, 2020, the Master Fund had open futures contracts with the following notional values by sector:

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Currency	31	$3,432,970	Currency	20	$(1,245,363)
Energy	1	42,300	Energy	13	(530,476)
Index	81	6,463,323	Index	4	(140,413)
Interest	426	168,287,483	Interest	113	(105,438,104)
Metals	3	365,460

During the year ended December 31, 2020, the Master Fund participated in 14,355 futures contract transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading Gain (Loss)*

Futures contracts:
Currency	$(507,507)
Energy	(103,311)
Index	(432,869)
Interest	1,042,480
Metals	(81,455)
Total futures contracts	(82,662)

Trading costs	(59,561)

Total net trading gain (loss)	$(142,223)

*Includes both realized loss of $(458,115) and unrealized appreciation of $315,892 and is located in net realized and unrealized gain (loss) on investments and foreign currency transactions on the statement of operations. Amounts exclude foreign currency transactions and translation.

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 5. Balance Sheet Offsetting

The Master Fund is required to disclose the impact of offsetting assets and liabilities presented in the statement of financial condition to enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities. These recognized assets and liabilities include financial instruments and derivative instruments that are either subject to an enforceable master netting arrangement or similar agreement or meet the following right of set-off criteria: each of the two parties owes the other determinable amounts, the Master Fund has the right to set-off the amounts owed with the amounts owed by the other party, the Master Fund intends to set off, and the Master Fund’s right of set-off is enforceable by law.

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

The following tables summarize the Master Fund’s netting arrangements:

Description	Gross Amounts of Recognized Assets (Liabilities)	Offset in the Statement of Financial Condition	Net Amount of Assets (Liabilities) in the Statement of Financial Condition

Futures	$188,234	$(68,840)	$119,394
Total	$188,234	$(68,840)	$119,394

	Net amount in the Statement of Financial Condition	Cash Collateral Received by Counterparty	Net Amount in the Statement of Financial Condition

Counterparty A	$119,394	$1,288,986	$1,408,380
Total	$119,394	$1,288,986	$1,408,380

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 6. Related Parties

As of December 31, 2020, the Master Fund had $37,590 payable to the Feeder Fund, as reflected in the Statement of Financial Condition. Generally, receivables and payables from/to Feeder Fund are a result of timing differences of cash movements related to capital activity at the Feeder Fund level.

Gemini Hedge Fund Services, LLC an affiliate of the Sponsor, provides administration services for the Master Fund.

On August 1, 2020, The Ultimus Group, LLC, the parent company of GAF and Gemini Hedge Fund Services, LLC sold its interest in GAF to New Hyde Park Alternatives, LLC. Effective August 1, 2020, GAF and Gemini Hedge Fund Services, LLC are no longer affiliates.

On February 1, 2021 GAF changed their name to New Hyde Park Alternative Funds, LLC.

Note 7. Financial Highlights

Financial highlights of the Master Fund for the year ended December 31, 2020 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	(1.64)%

Ratios to average member’s equity (B):
Net investment loss (C)	(0.06)%
Total expenses	0.06%

(A)	Total return is based on the change in average member’s equity during the period of a theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment loss ratios are computed based upon weighted-average member’s equity as a whole for the year ended December 31, 2020.

(C)	The net investment loss ratio excludes net realized and unrealized gains (losses) on investments.

Financial highlights are calculated for each member class taken as a whole. An individual member’s return and ratios may vary based on the timing of capital transactions.  The total negative return would have been lower and the net investment loss and total expense ratios would have been higher if the management, incentive fees, and sponsor fees, had been charged to the Master Fund instead of the Feeder Fund.

Note 8. Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 31, 2021, the date the financial statements were available for issuance. Other than the item disclosed in Note 6, the Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC

(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of, and for the year ended December 31, 2020 is accurate and complete.

/s/ David Young
David Young, President
Gemini Alternative Funds, LLC — Sponsor

Galaxy Plus Fund – Quest Master Fund (517) LLC

(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2020

Independent Auditor’s Report

Managing Member

Galaxy Plus Fund LLC

Report on the Financial Statements

We have audited the accompanying financial statements of Galaxy Plus Fund—Quest Master Fund (517) LLC, which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2020, and the related statements of operations and changes in member’s equity for the year then ended, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Plus Fund—Quest Master Fund (517) LLC as of December 31, 2020, and the results of its operations and changes in member’s equity for the year then ended in accordance with accounting principles generally accepted in the United States of America.

/s/ RSM US LLP

Denver, Colorado

March 31, 2021

Galaxy Plus Fund - Quest Master Fund (517) LLC

(A Delaware Limited Liability Company)

Statement of Financial Condition

December 31, 2020

(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$150,395
Restricted cash - margin balance	1,303,322
Investments in futures contracts at fair value (represents unrealized appreciation on open derivative contracts, net)	181,773
Receivable from Onshore Feeder Fund	31,566

Total assets	$1,667,056

Liabilities and Member’s Equity

Total liabilities	$-

Member’s equity	1,667,056

Total liabilities and member’s equity	$1,667,056

See notes to financial statements.

Galaxy Plus Fund - Quest Master Fund (517) LLC

(A Delaware Limited Liability Company)

Condensed Schedule of Investments

December 31, 2020

(Expressed in U.S. Dollars)

	Number of Contracts/Units	Fair Value	Percent of Member’s Equity
Long positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	25	$46,927	2.81%
Currency	68	51,869	3.11
Energy	9	3,978	0.24
Index	3	6,843	0.41
Interest	109	9,683	0.58
Metals	4	11,870	0.71
Foreign:
Futures contracts:
Energy	3	2,340	0.14
Index	21	40,104	2.41
Interest	110	(563)	(0.03)

Total long positions		173,051	10.38

Short positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Energy	5	7,560	0.45
Foreign:
Futures contracts:
Interest	3	1,162	0.07

Total short positions		8,722	0.52

Investments in futures contracts, at fair value		$181,773	10.90%

See notes to financial statements.

Galaxy Plus Fund - Quest Master Fund (517) LLC

(A Delaware Limited Liability Company)

Statement of Operations

For the year ended December 31, 2020

(Expressed in U.S. Dollars)

Investment Income:
Interest income	$782

Total income	782

Net investment income	782

Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized gain (loss) from:
Derivative contracts[1]	253,663
Foreign currency transactions	(5,392)
248,271

Net increase (decrease) in unrealized appreciation on:
Derivative contracts	127,737
Translation of assets and liabilities denominated in foreign currencies	(1,687)
126,050

Net realized and unrealized gain on investments and foreign currency transactions	374,321

Net increase in member’s equity resulting from operations	$375,103

[1]	Includes trading costs

See notes to financial statements.

Galaxy Plus Fund - Quest Master Fund (517) LLC

(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity

For the year ended December 31, 2020

(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment income	$782
Net realized gain (loss) from derivative contracts and foreign currency transactions	248,271
Net increase (decrease) in unrealized appreciation on derivative contracts and translation of assets and liabilities denominated in foreign currencies	126,050

Net increase in member’s equity resulting from operations	375,103

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	531,759
Payments for redemptions of capital	(276,029)

Net increase in member’s equity resulting from capital transactions	255,730

Total increase	630,833

Member’s equity, beginning of year	1,036,223

Member’s equity, end of year	$1,667,056

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

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or other Master Funds. Galaxy Plus Fund – Quest Feeder Fund (517) (“LLC517”), a separated series of the Onshore Platform and Galaxy Plus Fund – Quest Offshore Feeder Fund (517) Segregated Portfolio (“SPC517”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2020, SPC517 had not yet commenced operations and LLC517 is the sole member.

LLC517 and SPC517 are collectively hereafter referred to as the “Feeder Funds”.

Subscriptions and redemptions into the Feeder Funds and the corresponding transactions with the Master Fund are governed by the Onshore Platform’s and the Offshore Platform’s respective Confidential Offering Memorandums.

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $1,481,320 is held in USD and a payable balance of $(27,603) in foreign currencies as of December 31, 2020, and are recorded in cash and restricted cash – margin balance on the statement of financial condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2020 included restricted cash for margin requirements of $1,303,322. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2020 included amounts due to the broker for unsettled trades of $0.

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

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the years ended December 31, 2017 through 2020, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the year, the Master Fund did not accrue any interest or penalties.

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

Recently Adopted Accounting Pronouncement: In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. In general, the amendments in ASU 2018-13 are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt the removed or modified disclosures upon the issuance of ASU 2018-13 and may delay adoption of the additional disclosures, which are required for public companies only, until their effective date. Management has adopted ASU 2018-13 on January 1, 2020 and related updates have been incorporated in these financial statements.

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

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2020. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

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

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2020.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – Quest Master Fund (517) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2020. Presentation is gross – as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative contracts:
Futures contracts:
Agriculture	$47,847	$47,847	$-	$-
Currency	63,551	63,551	-	-
Energy	14,407	14,407	-	-
Index	48,616	48,616	-	-
Interest	16,158	16,158	-	-
Metals	12,185	12,185	-	-

Total investment assets at fair value	202,764	202,764	-	-

Liabilities:
Derivative contracts:
Futures contracts:
Agriculture	(920)	(920)	-	-
Currency	(11,682)	(11,682)	-	-
Energy	(529)	(529)	-	-
Index	(1,669)	(1,669)	-	-
Interest	(5,876)	(5,876)	-	-
Metals	(315)	(315)	-	-

Total investment liabilities at fair value	(20,991)	(20,991)	-	-

Total net investments at fair value	$181,773	$181,773	$-	$-

Galaxy Plus Fund – Quest Master Fund (517) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 4.	Derivative Financial Instruments

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2020.

Market and geopolitical risk relate to the increasing interconnectivity between global economies and financial markets increases the likelihood that events or conditions in one region or financial market may adversely impact issuers in a different country, region, or financial market. Securities in the Master Fund may underperform due to inflation (or expectations for inflation), interest rates, global demand for particular products or resources, natural disasters, pandemics, epidemics, terrorism, regulatory events and governmental or quasi-governmental actions. The occurrence of global events similar to those in recent years, such as terrorist attacks around the world, natural disasters, social and political discord or debt crises and downgrades, among others, may result in market volatility and may have long term effects on both the U.S. and global financial markets. It is difficult to predict when similar events affecting the U.S. or global financial markets may occur, the effects that such events may have and the duration of those effects. Any such event(s) could have a significant adverse impact on the value and risk profile of the Master Fund. The current novel coronavirus (COVID-19) global pandemic and the aggressive responses taken by many governments, including closing borders, restricting international and domestic travel, and the imposition of prolonged quarantines or similar restrictions, as well as the forced or voluntary closure of, or operational changes to, many retail and other businesses, has had negative impacts, and in many cases severe negative impacts, on markets worldwide. It is not known how long such impacts, or any future impacts of other significant events described above, will or would last, but there could be a prolonged period of global economic slowdown, which may impact your investment.

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

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments.  Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. As of December 31, 2020, the Master Fund had open futures contracts with the following notional values by sector:

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Agriculture	25	$831,825	Energy	5	$(126,950)
Currency	68	7,228,513	Interest	3	(4,413,286)
Energy	12	638,001
Index	24	2,410,764
Interest	219	149,273,735
Metals	4	497,520

During the year ended December 31, 2020, the Master Fund participated in 2,896 futures contract transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading
Gain (Loss)*
Futures contracts:
Agriculture	$160,048
Currency	(57,005)
Energy	130,950
Index	26,138
Interest	99,362
Metals	36,053
Total futures	395,546

Trading costs	(14,146)

Total net trading gain (loss)	$381,400

*	Includes both realized gain of $253,663 and unrealized appreciation of $127,737 and is located in net realized and unrealized gain (loss) on investments on the statement of operations. Amounts exclude foreign currency transactions and translation.

Galaxy Plus Fund – Quest Master Fund (517) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 5.	Balance Sheet Offsetting

The Master Fund is required to disclose the impact of offsetting assets and liabilities presented in the statement of financial condition to enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities. These recognized assets and liabilities include financial instruments and derivative instruments that are either subject to an enforceable master netting arrangement or similar agreement or meet the following right of set-off criteria: each of the two parties owes the other determinable amounts, the Master Fund has the right to set-off the amounts owed with the amounts owed by the other party, the Master Fund intends to set off, and the Master Fund’s right of set-off is enforceable at law.

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

The following tables summarize the Master Fund’s netting arrangements:

Description	Gross Amounts of Recognized Assets (Liabilities)	Offset in the Statement of Financial Condition	Net Amount of Assets (Liabilities) in the Statement of Financial Condition

Futures	$202,764	$(20,991)	$181,773
Total	$202,764	$(20,991)	$181,773

	Net amount in the Statement of Financial Condition	Cash Collateral Received by Counterparty	Net Amount in the Statement of Financial Condition

Counterparty A	$181,773	$1,303,322	$1,485,095
Total	$181,773	$1,303,322	$1,485,095

Galaxy Plus Fund – Quest Master Fund (517) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 6.	Related Parties

As of December 31, 2020, the Master Fund had $31,566 receivable from the Feeder Fund, as reflected in the Statement of Financial Condition. Generally, receivables and payables from/to Feeder Fund are a result of timing differences of cash movements related to capital activity at the Feeder Fund level.

Gemini Hedge Fund Services, LLC an affiliate of the Sponsor, provides administration services for the Master Fund.

On August 1, 2020, The Ultimus Group, LLC, the parent company of GAF and Gemini Hedge Fund Services, LLC sold its interest in GAF to New Hyde Park Alternatives, LLC. Effective August 1, 2020, GAF and Gemini Hedge Fund Services, LLC are no longer affiliates.

On February 1, 2021 GAF changed their name to New Hyde Park Alternative Funds, LLC.

Note 7.	Financial Highlights

Financial highlights of the Master Fund for the year ended December 31, 2020 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	30.61%

Ratios to average member’s equity (B):
Net investment income (C)	0.06%
Total expenses	-%

(A)	Total return is based on the change in average member’s equity during the period of a theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment income ratios are computed based upon weighted-average member’s equity as a whole for the year ended December 31, 2020.

(C)	The net investment income ratio excludes net realized and unrealized gains (losses) on investments.

Financial highlights are calculated for each member class taken as a whole. An individual member’s return and ratios may vary based on the timing of capital transactions.  The total return and net investment income ratio would have been lower and the total expense ratio would have been higher if the management and incentive fees, as well as the sponsor fees, had been charged to the Master Fund instead of the Feeder Fund.

Note 8.	Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 31, 2021, the date the financial statements were available for issuance. Other than the item disclosed in Note 6, the Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – Quest Master Fund (517) LLC

(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of and for the year ended December 31, 2020, is accurate and complete.

/s/ David Young
David Young, President
Gemini Alternative Funds, LLC — Sponsor

Galaxy Plus Fund – LRR Master Fund (522) LLC

(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2020

Independent Auditor’s Report

Managing Member

Galaxy Plus Fund LLC

Report on the Financial Statements

We have audited the accompanying financial statements of Galaxy Plus Fund—LRR Master Fund (522) LLC, which comprise the statement of financial condition, including the schedule of investments, as of December 31, 2020, and the related statements of operations and changes in member’s equity for the year then ended, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Plus Fund—LRR Master Fund (522) LLC as of December 31, 2020, and the results of its operations and changes in member’s equity for the year then ended in accordance with accounting principles generally accepted in the United States of America.

/s/ RSM US LLP

Denver, Colorado

March 31, 2021

Galaxy Plus Fund - LRR Master Fund (522) LLC

(A Delaware Limited Liability Company)

Statement of Financial Condition

December 31, 2020

(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$270,212
Restricted cash - margin balance	7,425
Investments in futures contracts at fair value
(represents unrealized appreciation on open derivative contracts, net)	43,650
Receivable from Onshore Feeder Fund	147,901
Other assets	302

Total assets	$469,490

Liabilities and member’s equity

Liabilities

Total liabilities	-

Member’s equity	469,490

Total liabilities and member’s equity	$469,490

See notes to financial statements.

Galaxy Plus Fund - LRR Master Fund (522) LLC

(A Delaware Limited Liability Company)

Schedule of Investments

December 31, 2020

(Expressed in U.S. Dollars)

	Number of Contracts/Units	Fair Value	Percent of Member’s Equity

Long positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture
Corn - Maturity July 2021	18	$85,725	18.26%

Total long positions		85,725	18.26

Short positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture
Corn - Maturity December 2021	18	(42,075)	(8.96)

Total short positions		(42,075)	(8.96)

Investments in future contracts, at fair value		$43,650	9.30%

See notes to financial statements.

Galaxy Plus Fund - LRR Master Fund (522) LLC

(A Delaware Limited Liability Company)

Statement of Operations

For the year ended December 31, 2020

(Expressed in U.S. Dollars)

Net investment income	$-

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) from:
Derivative contracts[1]	(491,764)
(491,764)

Net increase (decrease) in unrealized appreciation on:	18,387
Derivative contracts	18,387

Net realized and unrealized gain on investments	(473,377)

Net decrease in member’s equity resulting from operations	$(473,377)

1Includes trading costs

See notes to financial statements.

Galaxy Plus Fund - LRR Master Fund (522) LLC

(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity

For the year ended December 31, 2020

(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment income	$-
Net realized gain (loss) from derivative contracts	(491,764)
Net increase (decrease) in unrealized appreciation on derivative contracts	18,387

Net decrease in member’s equity resulting from operations	(473,377)

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	132,012
Payments for redemptions of capital	(230,291)

Net decrease in member’s equity resulting from capital transactions	(98,279)

Total decrease	(571,656)

Member’s equity, beginning of year	1,041,146

Member’s equity, end of year	$469,490

See notes to financial statements.

Galaxy Plus Fund – LRR Master Fund (522) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 1. Organization and Structure

Galaxy Plus Fund – LRR Master Fund (522) LLC (the “Master Fund”) was formed in Delaware as a limited liability company on January 26, 2016 and commenced operation on April 28, 2016.The Master Fund is a multi-advisor managed futures fund that allocates and reallocates its capital to different trading advisors implementing various trading programs. During the year ended December 31, 2020, these trading advisors were Landmark Trading Company (“Landmark”) and Rosetta Capital Management, LLC (“Rosetta”), (collectively, the “Trading Advisors”). Landmark runs a discretionary programs and Rosetta runs a technical program. Each Trading Advisor runs their Program independently of one another. Landmark stopped trading on April 30, 2020. As of December 31, 2020, Rosetta is the sole trading advisor for LRR.

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

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or other Master Funds. Galaxy Plus Fund – LRR Feeder Fund (522) (“LLC522”), a separated series of the Onshore Platform and Galaxy Plus Fund – LRR Offshore Feeder Fund (522) Segregated Portfolio (“SPC522”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2020, SPC522 had not yet commenced operations and LLC522 is the sole member.

LLC522 and SPC522 are collectively hereafter referred to as the “Feeder Funds”.

Subscriptions and redemptions into the Feeder Funds and the corresponding transactions with the Master Fund are governed by the Onshore Platform’s and the Offshore Platform’s respective Confidential Offering Memorandums.

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $277,637 is held in USD and $0 in foreign currencies as of December 31, 2020, and are recorded in cash and restricted cash – margin balance on the statement of financial condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2020 included restricted cash for margin requirements of $7,425. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2020 included amounts due to the broker for unsettled trades of $0.

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

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the years ended December 31, 2017 through 2020, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the year, the Master Fund did not accrue any interest or penalties.

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

Recently Adopted Accounting Pronouncement: In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. In general, the amendments in ASU 2018-13 are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt the removed or modified disclosures upon the issuance of ASU 2018-13 and may delay adoption of the additional disclosures, which are required for public companies only, until their effective date. Management has adopted ASU 2018-13 on January 1, 2020 and related updates have been incorporated in these financial statements.

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

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2020. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

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

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2020.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – LRR Master Fund (522) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2020. Presentation is gross – as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative contracts:
Futures contracts:
Agriculture	$85,725	$85,725	$-	$-

Total investment assets at fair value	85,725	85,725	-	-

Liabilities:
Derivative contracts:
Futures contracts:
Agriculture	(42,075)	(42,075)	-	-

Total investment liabilities at fair value	(42,075)	(42,075)	-	-

Total net investments at fair value	$43,650	$43,650	$-	$-

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

Galaxy Plus Fund – LRR Master Fund (522) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2020.

Market and geopolitical risk relate to the increasing interconnectivity between global economies and financial markets increases the likelihood that events or conditions in one region or financial market may adversely impact issuers in a different country, region, or financial market. Securities in the Master Fund may underperform due to inflation (or expectations for inflation), interest rates, global demand for particular products or resources, natural disasters, pandemics, epidemics, terrorism, regulatory events and governmental or quasi-governmental actions. The occurrence of global events similar to those in recent years, such as terrorist attacks around the world, natural disasters, social and political discord or debt crises and downgrades, among others, may result in market volatility and may have long term effects on both the U.S. and global financial markets. It is difficult to predict when similar events affecting the U.S. or global financial markets may occur, the effects that such events may have and the duration of those effects. Any such event(s) could have a significant adverse impact on the value and risk profile of the Master Fund. The current novel coronavirus (COVID-19) global pandemic and the aggressive responses taken by many governments, including closing borders, restricting international and domestic travel, and the imposition of prolonged quarantines or similar restrictions, as well as the forced or voluntary closure of, or operational changes to, many retail and other businesses, has had negative impacts, and in many cases severe negative impacts, on markets worldwide. It is not known how long such impacts, or any future impacts of other significant events described above, will or would last, but there could be a prolonged period of global economic slowdown, which may impact your investment.

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

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures and options contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments.  Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. As of December 31, 2020, the Master Fund had open futures contracts with the following notional values by sector:

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Agriculture	18	$432,225	Agriculture	18	$(391,275)

Galaxy Plus Fund – LRR Master Fund (522) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

During the year ended December 31, 2020, the Master Fund participated in 119 futures contracts, and 159 options on futures contract transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading
Gain (Loss)*
Options on futures contracts:
Agriculture	$(516,865)
Total options on futures contracts
(516,865)
Futures contracts:
Agriculture	57,240
Total futures contracts	57,240

Trading costs	(13,752)

Total net trading gain (loss)	$(473,377)

*	Includes both realized loss of $491,764 and unrealized appreciation of $18,387 and is located in net realized and unrealized gain (loss) on investments on the statement of operations. Amounts exclude foreign currency transactions and translation.

Galaxy Plus Fund – LRR Master Fund (522) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 5. Balance Sheet Offsetting

The Master Fund is required to disclose the impact of offsetting assets and liabilities presented in the statement of financial condition to enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities. These recognized assets and liabilities include financial instruments and derivative instruments that are either subject to an enforceable master netting arrangement or similar agreement or meet the following right of set-off criteria: each of the two parties owes the other determinable amounts, the Master Fund has the right to set-off the amounts owed with the amounts owed by the other party, the Master Fund intends to set off, and the Master Fund’s right of set-off is enforceable at law.

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

The following tables summarize the Master Fund’s netting arrangements:

			Net Amount of
	Gross Amounts	Offset in the	Assets (Liabilities)
	of Recognized	Statement of	in the Statement of
Description	Assets (Liabilities)	Financial Condition	Financial Condition

Futures	$85,725	(42,075)	$43,650
Total	$85,725	$(42,075)	$43,650

	Net amount in	Cash Collateral	Net Amount
	the Statement of	Received by	in the Statement of
	Financial Condition	Counterparty	Financial Condition

Counterparty A	$43,650	$7,425	$51,075
Total	$43,650	$7,425	$51,075

Galaxy Plus Fund – LRR Master Fund (522) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 6. Related Parties

As of December 31, 2020, the Master Fund had $147,901 receivable from the Feeder Fund, as reflected in the Statement of Financial Condition. Generally, receivables and payables from/to Feeder Fund are a result of timing differences of cash movements related to capital activity at the Feeder Fund level.

Gemini Hedge Fund Services, LLC an affiliate of the Sponsor, provides administration services for the Master Fund.

On August 1, 2020, The Ultimus Group, LLC, the parent company of GAF and Gemini Hedge Fund Services, LLC sold its interest in GAF to New Hyde Park Alternatives, LLC. Effective August 1, 2020, GAF and Gemini Hedge Fund Services, LLC are no longer affiliates.

On February 1, 2021 GAF changed their name to New Hyde Park Alternative Funds, LLC.

Note 7. Financial Highlights

Financial highlights of the Master Fund for the year ended December 31, 2020 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	(48.56)%

Ratios to average member’s equity (B):
Net investment income (C)	-%
Total expenses	-%

(A)	Total return is based on the change in average member’s equity during the period of a theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment income ratios are computed based upon weighted-average member’s equity as a whole for the year ended December 31, 2020.

(C)	The net investment income ratio excludes net realized and unrealized gains (losses) on investments.

Financial highlights are calculated for each member class taken as a whole. An individual member’s return and ratios may vary based on the timing of capital transactions.  The total negative return and net investment income ratio would have been lower, and total expense ratio would have been higher if the management and incentive fees, as well as sponsor fees, had been charged to the Master Fund instead of the Feeder Fund.

Note 8. Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 31, 2021, the date the financial statements were available for issuance. Other than the item disclosed in Note 6, the Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – LRR Master Fund (522) LLC

(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of and for the year ended December 31, 2020, is accurate and complete.

/s/ David Young
David Young, President
Gemini Alternative Funds, LLC — Sponsor

Galaxy Plus Fund – QIM Master Fund (526) LLC

(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2020

Independent Auditor’s Report

Managing Member

Galaxy Plus Fund LLC

Report on the Financial Statements

We have audited the accompanying financial statements of Galaxy Plus Fund—QIM Master Fund (526) LLC, which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2020, and the related statements of operations and changes in member’s equity for the year then ended, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Plus Fund—QIM Master Fund (526) LLC as of December 31, 2020, and the results of its operations and changes in member’s equity for the year then ended in accordance with accounting principles generally accepted in the United States of America.

/s/ RSM US LLP

Denver, Colorado

March 31, 2021

Galaxy Plus Fund - QIM Master Fund (526) LLC

(A Delaware Limited Liability Company)

Statement of Financial Condition

December 31, 2020

(Expressed in U.S. Dollars)

Assets
Equity in commodity trading accounts at clearing brokers:
Cash	$1,037,799
Restricted cash - margin balance	1,333,830
Receivable from Onshore Feeder Fund	408,675

Total assets	$2,780,304
Liabilities and Member’s Equity

Liabilities
Deficit in in commodity trading accounts at clearing brokers:

Investments in futures contracts at fair value (represents unrealized depreciation on open derivative contracts, net)	$10,323
Total liabilities	10,323

Member’s equity	2,769,981

Total liabilities and member’s equity	$2,780,304

See notes to financial statements.

Galaxy Plus Fund - QIM Master Fund (526) LLC

(A Delaware Limited Liability Company)

Condensed Schedule of Investments

December 31, 2020

(Expressed in U.S. Dollars)

	Number of		Percent of
	Contracts/Units	Fair Value	Member’s Equity
Long positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Currency	26	$10,846	0.39%
Energy	8	3,062	0.11
Interest	42	6,692	0.24
Metals	6	1,423	0.05
Foreign:
Futures contracts:
Energy	1	1,170	0.04
Index	69	59,490	2.15
Interest	17	(2,391)	(0.09)
Total long positions		80,292	2.89
Short positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Index	33	(105,531)	(3.81)
Foreign:
Futures contracts:
Index	74	14,238	0.51
Interest	1	678	0.02
Total short positions		(90,615)	(3.28)

Investments in futures contracts, at fair value		$(10,323)	(0.39)%

See notes to financial statements.

Galaxy Plus Fund - QIM Master Fund (526) LLC

(A Delaware Limited Liability Company)

Statement of Operations

For the year ended December 31, 2020

(Expressed in U.S. Dollars)

Investment Income:
Interest income	$15,840
Total income	15,840

Net investment income	15,840

Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized gain (loss) from:
Derivative contracts[1]	(589,548)
Foreign currency transactions	32,956
(556,592)
Net decrease in unrealized depreciation on:
Derivative contracts	(261,070)
Translation of assets and liabilities denominated in foreign currencies	(4,179)

(265,249)

Net realized and unrealized loss on investments and foreign currency transactions	(821,841)

Net decrease in member’s equity resulting from operations	$(806,001)

1Includes trading costs

See notes to financial statements.

Galaxy Plus Fund - QIM Master Fund (526) LLC

(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity

For the year ended December 31, 2020

(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment income	$15,840
Net realized gain (loss) from derivative contracts and foreign currency transactions	(556,592)
Net increase (decrease) in unrealized depreciation on derivative contracts and translation of assets and liabilities denominated in foreign currencies	(265,249)

Net decrease in member’s equity resulting from operations	(806,001)

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	739,775
Payments for redemptions of capital	(2,146,790)

Net decrease in member’s equity resulting from capital transactions	(1,407,015)

Total decrease	(2,213,016)

Member’s equity, beginning of year	4,982,997

Member’s equity, end of year	$2,769,981

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

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or other Master Funds. Galaxy Plus Fund – QIM Feeder Fund (526) (“LLC526”), a separated series of the Onshore Platform and Galaxy Plus Fund – QIM Offshore Feeder Fund (526) Segregated Portfolio (“SPC526”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2020, SPC526 had not yet commenced operations and LLC526 is the sole member.

LLC526 and SPC526 are collectively hereafter referred to as the “Feeder Funds”.

Subscriptions and redemptions into the Feeder Funds and the corresponding transactions with the Master Fund are governed by the Onshore Platform’s and the Offshore Platform’s respective Confidential Offering Memorandums.

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $2,396,757 is held in USD and a payable balance of $(25,128) in foreign currencies as of December 31, 2020, and are recorded in cash and restricted cash – margin balance on the statement of financial condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2020 included restricted cash for margin requirements of $1,333,830. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2020 included amounts due to the broker for unsettled trades of $0.

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

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the years ended December 31, 2017 through 2020, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the year, the Master Fund did not accrue any interest or penalties.

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

Recently Adopted Accounting Pronouncement: In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. In general, the amendments in ASU 2018-13 are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt the removed or modified disclosures upon the issuance of ASU 2018-13 and may delay adoption of the additional disclosures, which are required for public companies only, until their effective date. Management has adopted ASU 2018-13 on January 1, 2020 and related updates have been incorporated in these financial statements.

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

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2020. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

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

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2020.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – QIM Master Fund (526) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2020. Presentation is gross – as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative contracts:
Futures contracts:
Currency	$12,022	$12,022	$-	$-
Energy	7,687	7,687	-	-
Index	92,898	92,898	-	-
Interest	9,065	9,065	-	-
Metals	2,244	2,244	-	-

Total investment assets at fair value	123,916	123,916	-	-

Liabilities:
Derivative contracts:
Futures contracts:
Currency	(1,176)	(1,176)	-	-
Energy	(3,454)	(3,454)	-	-
Index	(124,699)	(124,699)	-	-
Interest	(4,087)	(4,087)	-	-
Metals	(823)	(823)	-	-

Total investment liabilities at fair value	(134,239)	(134,239)	-	-

Total net investments at fair value	$(10,323)	$(10,323)	$-	$-

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2020.

Market and geopolitical risk relate to the increasing interconnectivity between global economies and financial markets increases the likelihood that events or conditions in one region or financial market may adversely impact issuers in a different country, region, or financial market. Securities in the Master Fund may underperform due to inflation (or expectations for inflation), interest rates, global demand for particular products or resources, natural disasters, pandemics, epidemics, terrorism, regulatory events and governmental or quasi-governmental actions. The occurrence of global events similar to those in recent years, such as terrorist attacks around the world, natural disasters, social and political discord or debt crises and downgrades, among others, may result in market volatility and may have long term effects on both the U.S. and global financial markets. It is difficult to predict when similar events affecting the U.S. or global financial markets may occur, the effects that such events may have and the duration of those effects. Any such event(s) could have a significant adverse impact on the value and risk profile of the Master Fund. The current novel coronavirus (COVID-19) global pandemic and the aggressive responses taken by many governments, including closing borders, restricting international and domestic travel, and the imposition of prolonged quarantines or similar restrictions, as well as the forced or voluntary closure of, or operational changes to, many retail and other businesses, has had negative impacts, and in many cases severe negative impacts, on markets worldwide. It is not known how long such impacts, or any future impacts of other significant events described above, will or would last, but there could be a prolonged period of global economic slowdown, which may impact your investment.

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

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments. Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. As of December 31, 2020, the Master Fund had open futures contracts with the following notional values by sector:

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Currency	26	$3,173,325	Index	107	$(11,445,726)
Energy	9	278,050	Interest	1	(1,471,095)
Index	69	2,299,241
Interest	59	8,951,455
Metals	6	978,075

During the year ended December 31, 2020, the Master Fund participated in 10,393 futures contract transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading
Gain (Loss)*
Futures contracts:

Currency	$91,083
Energy	381,299
Index	(1,346,749)
Interest	(190,075)
Metals	271,330
Total futures contracts	(793,112)

Trading costs	(57,506)

Total net trading gain (loss)	$(850,618)

* Includes both realized loss of $(589,548) and unrealized depreciation of $(261,070) and is located in net realized and unrealized gain (loss) on investments on the statement of operations. Amounts exclude foreign currency transactions and translation.

Galaxy Plus Fund – QIM Master Fund (526) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 5. Balance Sheet Offsetting

The Master Fund is required to disclose the impact of offsetting assets and liabilities presented in the statement of financial condition to enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities. These recognized assets and liabilities include financial instruments and derivative instruments that are either subject to an enforceable master netting arrangement or similar agreement or meet the following right of set-off criteria: each of the two parties owes the other determinable amounts, the Master Fund has the right to set-off the amounts owed with the amounts owed by the other party, the Master Fund intends to set off, and the Master Fund’s right of set-off is enforceable at law.

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

The following tables summarize the Master Fund’s netting arrangements:

Description	Gross Amounts of Recognized Assets (Liabilities)	Offset in the Statement of Financial Condition	Net Amount of Assets (Liabilities) in the Statement of Financial Condition

Futures	$(134,239)	$123,916	$(10,323)
Total	$(134,239)	$123,916	$(10,323)

	Net amount in the Statement of Financial Condition	Cash Collateral Received by Counterparty	Net Amount in the Statement of Financial Condition

Counterparty A	$(10,323)	$1,333,830	$1,323,507
Total	$(10,323)	$1,333,830	$1,323,507

Galaxy Plus Fund – QIM Master Fund (526) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 6. Related Parties

As of December 31, 2020 the Master Fund had $408,675 receivable from the Feeder Fund, as reflected in the Statement of Financial Condition. Generally, receivables and payables from/to Feeder Fund are a result of timing differences of cash movements related to capital activity at the Feeder Fund level.

Gemini Hedge Fund Services, LLC an affiliate of the Sponsor, provides administration services for the Master Fund.

On August 1, 2020, The Ultimus Group, LLC, the parent company of GAF and Gemini Hedge Fund Services, LLC sold its interest in GAF to New Hyde Park Alternatives, LLC. Effective August 1, 2020, GAF and Gemini Hedge Fund Services, LLC are no longer affiliates.

On February 1, 2021 GAF changed their name to New Hyde Park Alternative Funds, LLC.

Note 7. Financial Highlights

Financial highlights of the Master Fund for the year ended December 31, 2020 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	(27.90)%
Ratios to average member’s equity (B):
Net investment income (C)	0.47%
Total expenses	-%

(A)	Total return is based on the change in average member’s equity during the period of a theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment income ratios are computed based upon weighted-average member’s equity as a whole for the year ended December 31, 2020.

(C)	The net investment income ratio excludes net realized and unrealized gains (losses) on investments.

Financial highlights are calculated for each member class taken as a whole. An individual member’s return and ratios may vary based on the timing of capital transactions. The total negative return and the net investment income ratio would have been lower and the total expense ratio would have been higher if the management, incentive fees, and sponsor fee, had been charged to the Master Fund instead of the Feeder Fund.

Note 8. Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 31, 2021, the date the financial statements were available for issuance. Other than the item disclosed in Note 6, the Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – QIM Master Fund (526) LLC

(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of and for the year ended December 31, 2020, is accurate and complete.

/s/ David Young
David Young, President
Gemini Alternative Funds, LLC — Sponsor

Galaxy Plus Fund – Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2020

Independent Auditor’s Report

Managing Member

Galaxy Plus Fund LLC

Report on the Financial Statements

We have audited the accompanying financial statements of Galaxy Plus Fund—Aspect Master Fund (532) LLC, which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2020, and the related statements of operations and changes in member’s equity for the year then ended, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Plus Fund—Aspect Master Fund (532) LLC as of December 31, 2020, and the results of its operations and changes in member’s equity for the year then ended in accordance with accounting principles generally accepted in the United States of America.

/s/ RSM US LLP

Denver, Colorado

March 31, 2021

Galaxy Plus Fund - Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Statement of Financial Condition

December 31, 2020

(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$3,021,078
Restricted cash - margin balance	3,499,917
Investments in futures contracts at fair value (represents unrealized appreciation on open derivative contracts, net)	871,842
Receivable from Onshore Feeder Fund	66,656

Total assets	$7,459,493

Liabilities and Member’s Equity

Total liabilities	-

Member’s equity	7,459,493

Total liabilities and member’s equity	$7,459,493

See notes to financial statements.

Galaxy Plus Fund - Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Condensed Schedule of Investments

December 31, 2020

(Expressed in U.S. Dollars)

	Number of Contracts/Units	Fair Value	Percent of Member’s Equity
Long positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	76	$229,713	3.08%
Currency	200	260,158	3.49
Index	6	32,134	0.43
Interest	190	25,783	0.35
Metals	56	195,150	2.62
Foreign:
Futures contracts:
Energy	2	709	0.01
Index	76	62,628	0.84
Interest	623	82,522	1.11
Total long positions		888,797	11.93

Short positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	7	(13,190)	(0.18)
Energy	27	308	0.00
Metals	19	(1,263)	(0.02)
Foreign:
Futures contracts:
Agriculture	2	(1,026)	(0.01)
Energy	1	(1,375)	(0.02)
Index	1	(397)	(0.01)
Interest	2	(12)	(0.00)
Total short positions		(16,955)	(0.24)

Investments in futures contracts, at fair value		$871,842	11.69%

See notes to financial statements.

Galaxy Plus Fund - Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Statement of Operations

For the year ended December 31, 2020

(Expressed in U.S. Dollars)

Investment Income:
Interest income	$37,693

Net investment income	37,693
Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized loss from:
Derivative contracts[1]	(610,245)
Foreign currency transactions	(19,576)
(629,821)
Net increase (decrease) in unrealized appreciation on:
Derivative contracts	729,470
Translation of assets and liabilities denominated in foreign currencies	(2,558)
726,912

Net realized and unrealized gain on investments and foreign currency transactions	97,091

Net increase in member’s equity resulting from operations	$134,784

[1]	Includes trading costs

See notes to financial statements.

Galaxy Plus Fund - Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity

For the year ended December 31, 2020

(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment income	$37,693
Net realized gain (loss) from derivative contracts and foreign currency transactions	(629,821)
Net increase in unrealized appreciation on derivative contracts and translation of assets and liabilities denominated in foreign currencies	726,912
Net increase in member’s equity resulting from operations	134,784
Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	1,127,849
Payments for redemptions of capital	(5,883,327)

Net decrease in member’s equity resulting from capital transactions	(4,755,478)

Total decrease	(4,620,694)

Member’s equity, beginning of year	12,080,187

Member’s equity, end of year	$7,459,493

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

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or Other Master Funds. Galaxy Plus Fund – Aspect Feeder Fund (532) (“LLC532”), a separated series of the Onshore Platform and Galaxy Plus Fund – Aspect Offshore Feeder Fund (532) Segregated Portfolio (“SPC532”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2020, SPC532 had not commenced operations and LLC532 is the sole member.

LLC532 and SPC532 are collectively hereafter referred to as the “Feeder Funds”.

Subscriptions and redemptions into the Feeder Funds and the corresponding transactions with the Master Fund are governed by the Onshore Platform’s and the Offshore Platform’s respective Confidential Offering Memorandums.

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $6,610,487 is held in USD and a payable balance of ($89,492) in foreign currencies as of December 31, 2020, and are recorded in cash and restricted cash – margin balance on the statement of financial condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2020 included restricted cash for margin requirements of $3,499,917. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2020 included amounts due to the broker for unsettled trades of $0.

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

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the years ended December 31, 2017 through 2020, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the year, the Master Fund did not accrue any interest or penalties.

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

Recently Adopted Accounting Pronouncement: In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. In general, the amendments in ASU 2018-13 are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt the removed or modified disclosures upon the issuance of ASU 2018-13 and may delay adoption of the additional disclosures, which are required for public companies only, until their effective date. Management has adopted ASU 2018-13 on January 1, 2020 and related updates have been incorporated in these financial statements.

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

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2020. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

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

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2020.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2020. Presentation is gross – as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative contracts:
Futures contracts:
Agriculture	$231,033	$231,033	$-	$-
Currency	262,238	262,238	-	-
Energy	11,533	11,533	-	-
Index	97,821	97,821	-	-
Interest	131,306	131,306	-	-
Metals	235,500	235,500	-	-

Total investment assets at fair value	969,431	969,431	-	-

Liabilities:
Derivative contracts:
Futures contracts:
Agriculture	(15,536)	(15,536)	-	-
Currency	(2,080)	(2,080)	-	-
Energy	(11,891)	(11,891)	-	-
Index	(3,456)	(3,456)	-	-
Interest	(23,013)	(23,013)	-	-
Metals	(41,613)	(41,613)	-	-

Total investment liabilities at fair value	(97,589)	(97,589)	-	-

Total net investment at fair value	$871,842	$871,842	$-	$-

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2020.

Market and geopolitical risk relate to the increasing interconnectivity between global economies and financial markets increases the likelihood that events or conditions in one region or financial market may adversely impact issuers in a different country, region, or financial market. Securities in the Master Fund may underperform due to inflation (or expectations for inflation), interest rates, global demand for particular products or resources, natural disasters, pandemics, epidemics, terrorism, regulatory events and governmental or quasi-governmental actions. The occurrence of global events similar to those in recent years, such as terrorist attacks around the world, natural disasters, social and political discord or debt crises and downgrades, among others, may result in market volatility and may have long term effects on both the U.S. and global financial markets. It is difficult to predict when similar events affecting the U.S. or global financial markets may occur, the effects that such events may have and the duration of those effects. Any such event(s) could have a significant adverse impact on the value and risk profile of the Master Fund. The current novel coronavirus (COVID-19) global pandemic and the aggressive responses taken by many governments, including closing borders, restricting international and domestic travel, and the imposition of prolonged quarantines or similar restrictions, as well as the forced or voluntary closure of, or operational changes to, many retail and other businesses, has had negative impacts, and in many cases severe negative impacts, on markets worldwide. It is not known how long such impacts, or any future impacts of other significant events described above, will or would last, but there could be a prolonged period of global economic slowdown, which may impact your investment.

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

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments.  Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. As of December 31, 2020, the Master Fund had open futures contracts with the following notional values by sector:

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Agriculture	76	$2,599,442	Agriculture	9	$(318,183)
Currency	200	20,653,331	Energy	28	(784,237)
Energy	2	80,066	Index	1	(87,794)
Index	82	3,868,216	Interest	2	(274,737)
Interest	813	388,588,926	Metals	19	(1,502,194)
Metals	56	4,813,971

During the year ended December 31, 2020, the Master Fund participated in 20,632 futures contract transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading
Gain (Loss)*
Futures contracts:
Agriculture	$(199,182)
Currency	(113,364)
Energy	443,025
Index	(3,158,361)
Interest	3,200,757
Metals	(14,704)
Total futures contracts	158,171

Trading costs	(38,946)

Total net trading gain (loss)	$119,225

*	Includes both realized loss of $(610,245) and unrealized appreciation of $729,470 and is located in net realized and unrealized gain (loss) on investments on the statement of operations. Amounts exclude foreign currency transactions and translation.

Galaxy Plus Fund – Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 5. Balance Sheet Offsetting

The Master Fund is required to disclose the impact of offsetting assets and liabilities presented in the statement of financial condition to enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities. These recognized assets and liabilities include financial instruments and derivative instruments that are either subject to an enforceable master netting arrangement or similar agreement or meet the following right of set-off criteria: each of the two parties owes the other determinable amounts, the Master Fund has the right to set-off the amounts owed with the amounts owed by the other party, the Master Fund intends to set off, and the Master Fund’s right of set-off is enforceable by law.

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

The following tables summarize the Master Fund’s netting arrangements:

Description	Gross Amounts of Recognized Assets (Liabilities)	Offset in the Statement of Financial Condition	Net Amount of Assets (Liabilities) in the Statement of Financial Condition
Futures	$969,431	$(97,589)	$871,842
Total	$969,431	$(97,589)	$871,842

	Net amount in the Statement of Financial Condition	Cash Collateral Received by Counterparty	Net Amount in the Statement of Financial Condition
Counterparty A	$871,842	$3,499,917	$4,371,759
Total	$871,842	$3,499,917	$4,371,759

Galaxy Plus Fund – Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 6. Related Parties

As of December 31, 2020, the Master Fund had $66,656 receivable from the Feeder Fund, as reflected in the Statement of Financial Condition. Generally, receivables and payables from/to Feeder Fund are a result of timing differences of cash movements related to capital activity at the Feeder Fund level.

Gemini Hedge Fund Services, LLC an affiliate of the Sponsor, provides administration services for the Master Fund.

On August 1, 2020, The Ultimus Group, LLC, the parent company of GAF and Gemini Hedge Fund Services, LLC sold its interest in GAF to New Hyde Park Alternatives, LLC. Effective August 1, 2020, GAF and Gemini Hedge Fund Services, LLC are no longer affiliates.

On February 1, 2021 GAF changed their name to New Hyde Park Alternative Funds, LLC.

Note 7. Financial Highlights

Financial highlights of the Master Fund for the year ended December 31, 2020 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	(0.11)%

Ratios to average member’s equity (B):
Net investment income (C)	0.41%
Total expenses	-%

(A)	Total return is based on the change in average member’s equity during the period of a theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment income ratios are computed based upon weighted-average member’s equity as a whole for the year ended December 31, 2020.

(C)	The net investment income ratio excludes net realized and unrealized gains (losses) on investments.

Financial highlights are calculated for each member class taken as a whole. An individual member’s return and ratios may vary based on the timing of capital transactions.  The total negative return and net investment income would have been lower, and total expense ratios would have been higher if the management and incentive fees, as well as the sponsor fees, had been charged to the Master Fund instead of the Feeder Fund.

Note 8. Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 31, 2021, the date the financial statements were available for issuance. Other than the item disclosed in Note 6, the Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of and for the year ended December 31, 2020, is accurate and complete.

/s/ David Young
David Young, President
Gemini Alternative Funds, LLC — Sponsor

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC

(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2020

Independent Auditor’s Report

Managing Member

Galaxy Plus Fund LLC

Report on the Financial Statements

We have audited the accompanying financial statements of Galaxy Plus Fund—Welton GDP Master Fund (538) LLC, which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2020, and the related statements of operations and changes in member’s equity for the year then ended, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Plus Fund—Welton GDP Master Fund (538) LLC as of December 31, 2020, and the results of its operations and changes in member’s equity for the year then ended in accordance with accounting principles generally accepted in the United States of America.

/s/ RSM US LLP

Denver, Colorado

March 31, 2021

Galaxy Plus Fund - Welton GDP Master Fund (538) LLC

(A Delaware Limited Liability Company)

Statement of Financial Condition

December 31, 2020

(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$2,637,514
Restricted cash - margin balance	2,371,524
Investments in futures contracts at fair value (represents unrealized appreciation on open derivative contracts, net)	457,265
Receivable from Onshore Feeder Fund	120,307

Total assets	$5,586,610

Liabilities and Member’s Equity

Total liabilities	$-

Member’s equity	5,586,610

Total liabilities member’s equity	$5,586,610

See notes to financial statements.

Galaxy Plus Fund - Welton GDP Master Fund (538) LLC

(A Delaware Limited Liability Company)

Condensed Schedule of Investments

December 31, 2020

(Expressed in U.S. Dollars)

			Percent of
	Number of		Member’s
	Contracts/Units	Fair Value	Equity
Long positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture[1]	234	$410,125	7.34%
Currency	79	64,077	1.15
Energy	61	64,185	1.16
Index	24	24,360	0.44
Interest	100	11,794	0.21
Metals	38	186,562	3.34
Foreign:
Futures contracts:
Energy	12	21,882	0.39
Index	58	67,384	1.21
Interest	177	22,079	0.40

Total long positions		$872,448	15.64%

[1]	No individual contract exceeds 5% of member’s equity

(Continued)

Galaxy Plus Fund - Welton GDP Master Fund (538) LLC

(A Delaware Limited Liability Company)

Condensed Schedule of Investments (Continued)

December 31, 2020

(Expressed in U.S. Dollars)

			Percent of
	Number of		Member’s
	Contracts/Units	Fair Value	Equity
Short positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture[1]	148	$(289,879)	(5.19)%
Energy	52	(44,853)	(0.80)
Interest	2	188	0.00
Metals	24	(79,259)	(1.42)
Futures contracts:
Agriculture	2	(411)	(0.01)
Energy	1	(425)	(0.01)
Interest	5	(544)	(0.01)

Total short positions		(415,183)	(7.44)

Investments in future contracts, at fair value		$457,265	8.20%

[1]	No individual contract exceeds 5% of member’s equity

See notes to financial statements.

Galaxy Plus Fund - Welton GDP Master Fund (538) LLC

(A Delaware Limited Liability Company)

Statement of Operations

For the year ended December 31, 2020

(Expressed in U.S. Dollars)

Investment Income:
Interest income	$1,986

Net investment income	1,986

Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized gain from:
Derivative contracts[1]	2,763,528
Foreign currency transactions	20,584
2,784,112

Net increase (decrease) in unrealized appreciation on:
Derivative contracts	414,397
Translation of assets and liabilities denominated in foreign currencies	(8,203)
406,194

Net realized and unrealized gain on investments and foreign currency transactions	3,190,306

Net increase in member’s equity resulting from operations	$3,192,292

[1]	Includes trading costs

See notes to financial statements.

Galaxy Plus Fund - Welton GDP Master Fund (538) LLC

(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity

For the year ended December 31, 2020

(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment income	$1,986
Net realized gain (loss) from derivative contracts and foreign currency transactions	2,784,112
Net increase (decrease) in unrealized appreciation on derivative contracts and translation of assets and liabilities denominated in foreign currencies	406,194

Net increase in member’s equity resulting from operations	3,192,292
Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	343,687
Payments for redemptions of capital	(4,522,002)

Net decrease in member’s equity resulting from capital transactions	(4,178,315)

Total decrease	(986,023)

Member’s equity, beginning of year	6,572,633

Member’s equity, end of year	$5,586,610

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

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or other Master Funds. Galaxy Plus Fund – Welton GDP Feeder Fund (538W) (“LLC538W”), a separated series of the Onshore Platform and Galaxy Plus Fund – Welton GDP Offshore Feeder Fund (538W) Segregated Portfolio (“SPC538W”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2020, SPC538W had not yet commenced operations and LLC538W is the sole member.

LLC538W and SPC538W are collectively hereafter referred to as the “Feeder Funds”.

Subscriptions and redemptions into the Feeder Funds and the corresponding transactions with the Master Fund are governed by the Onshore Platform’s and the Offshore Platform’s respective Confidential Offering Memorandums.

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $4,873,261 is held in USD and a balance of $135,777 in foreign currencies as of December 31, 2020, and are recorded in cash and restricted cash – margin balance on the statement of financial condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2020 included restricted cash for margin requirements of $2,371,524. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2020 included amounts due to the broker for unsettled trades of $0.

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

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the years ended December 31, 2017 through 2020, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the year, the Master Fund did not accrue any interest or penalties.

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

Recently Adopted Accounting Pronouncement: In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. In general, the amendments in ASU 2018-13 are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt the removed or modified disclosures upon the issuance of ASU 2018-13 and may delay adoption of the additional disclosures, which are required for public companies only, until their effective date. Management has adopted ASU 2018-13 on January 1, 2020 and related updates have been incorporated in these financial statements.

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

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2020. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

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

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2020.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2020. Presentation is gross – as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative contracts:
Futures contracts:
Agriculture	$453,505	$453,505	$-	$-
Currency	65,614	65,614	-	-
Energy	99,637	99,637	-	-
Index	109,438	109,438	-	-
Interest	37,560	37,560	-	-
Metals	203,718	203,718	-	-

Total investment assets at fair value	969,472	969,472	-	-

Liabilities:
Derivative contracts:
Futures contracts:
Agriculture	(333,669)	(333,669)	-	-
Currency	(1,538)	(1,538)	-	-
Energy	(58,848)	(58,848)	-	-
Index	(17,694)	(17,694)	-	-
Interest	(4,043)	(4,043)	-	-
Metals	(96,415)	(96,415)	-	-

Total investment liabilities at fair value	(512,207)	(512,207)	-	-

Total net investment at fair value	$457,265	$457,265	$-	$-

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2020.

Market and geopolitical risk relate to the increasing interconnectivity between global economies and financial markets increases the likelihood that events or conditions in one region or financial market may adversely impact issuers in a different country, region, or financial market. Securities in the Master Fund may underperform due to inflation (or expectations for inflation), interest rates, global demand for particular products or resources, natural disasters, pandemics, epidemics, terrorism, regulatory events and governmental or quasi-governmental actions. The occurrence of global events similar to those in recent years, such as terrorist attacks around the world, natural disasters, social and political discord or debt crises and downgrades, among others, may result in market volatility and may have long term effects on both the U.S. and global financial markets. It is difficult to predict when similar events affecting the U.S. or global financial markets may occur, the effects that such events may have and the duration of those effects. Any such event(s) could have a significant adverse impact on the value and risk profile of the Master Fund. The current novel coronavirus (COVID-19) global pandemic and the aggressive responses taken by many governments, including closing borders, restricting international and domestic travel, and the imposition of prolonged quarantines or similar restrictions, as well as the forced or voluntary closure of, or operational changes to, many retail and other businesses, has had negative impacts, and in many cases severe negative impacts, on markets worldwide. It is not known how long such impacts, or any future impacts of other significant events described above, will or would last, but there could be a prolonged period of global economic slowdown, which may impact your investment.

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

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures and forward contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments. Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. As of December 31, 2020, the Master Fund had open futures contracts with the following notional values by sector:

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Agriculture	234	$6,649,318	Agriculture	150	$(4,061,968)
Currency	79	6,753,818	Energy	53	(2,294,959)
Energy	73	3,591,232	Interest	7	(989,072)
Index	82	11,448,497	Metals	24	(1,997,118)
Interest	277	125,896,014
Metals	38	3,309,029

During the year ended December 31, 2020, the Master Fund participated in 9,277 futures contract transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading
Gain (Loss)*
Futures contracts:
Agriculture	$279,613
Currency	356,961
Energy	575,625
Index	(78,107)
Interest	1,545,231
Metals	574,084
Total futures	3,253,407

Trading costs	(75,482)

Total net trading gain (loss)	$3,177,925

* Includes both realized gain of $2,763,528 and unrealized appreciation of $414,397 and is located in net realized and unrealized gain (loss) on investments on the statement of operations. Amounts exclude foreign currency transactions and translation.

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 5. Balance Sheet Offsetting

The Master Fund is required to disclose the impact of offsetting assets and liabilities presented in the statement of financial condition to enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities. These recognized assets and liabilities include financial instruments and derivative instruments that are either subject to an enforceable master netting arrangement or similar agreement or meet the following right of set-off criteria: each of the two parties owes the other determinable amounts, the Master Fund has the right to set-off the amounts owed with the amounts owed by the other party, the Master Fund intends to set off, and the Master Fund’s right of set-off is enforceable by law.

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

The following tables summarize the Master Fund’s netting arrangements:

Description	Gross Amounts of Recognized Assets (Liabilities)	Offset in the Statement of Financial Condition	Net Amount of Assets (Liabilities) in the Statement of Financial Condition
Futures	$969,472	$(512,207)	$457,265
Total	$969,472	$(512,207)	$457,265

	Net amount in the Statement of Financial Condition	Cash Collateral Received by Counterparty	Net Amount in the Statement of Financial Condition

Counterparty A	$457,265	$2,371,524	$2,828,789
Total	$457,265	$2,371,524	$2,828,789

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 6. Related Parties

As of December 31, 2020, the Master Fund had $120,307 receivable from the Feeder Fund, as reflected in the Statement of Financial Condition. Generally, receivables and payables from/to Feeder Fund are a result of timing differences of cash movements related to capital activity at the Feeder Fund level.

Gemini Hedge Fund Services, LLC an affiliate of the Sponsor, provides administration services for the Master Fund.

On August 1, 2020, The Ultimus Group, LLC, the parent company of GAF and Gemini Hedge Fund Services, LLC sold its interest in GAF to New Hyde Park Alternatives, LLC. Effective August 1, 2020, GAF and Gemini Hedge Fund Services, LLC are no longer affiliates.

On February 1, 2021 GAF changed their name to New Hyde Park Alternative Funds, LLC.

Note 7. Financial Highlights

Financial highlights of the Master Fund for the year ended December 31, 2020 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	65.72%
Ratios to average member’s equity (B):
Net investment income(C)	0.03%
Total expenses	-%

(A)	Total return is based on the change in average member’s equity during the period of a theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment income ratios are computed based upon weighted-average member’s equity as a whole for the year ended December 31, 2020.

(C)	The net investment income ratio excludes net realized and unrealized gains (losses) on investments.

Financial highlights are calculated for each member class taken as a whole. An individual member’s return and ratios may vary based on the timing of capital transactions. The total return and net investment income ratio would have been lower, and total expense ratios would have been higher if the management, incentive fees, and sponsor fees, had been charged to the Master Fund instead of the Feeder Fund.

Note 8. Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 31, 2021, the date the financial statements were available for issuance. Other than the item disclosed in Note 6, the Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC

(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of and for the year ended December 31, 2020 is accurate and complete.

/s/ David Young
David Young, President
Gemini Alternative Funds, LLC — Sponsor

Galaxy Plus Fund – JL Cyril Systematic Master Fund (547) LLC

(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2020

Independent Auditor’s Report

Managing Member

Galaxy Plus Fund LLC

Report on the Financial Statements

We have audited the accompanying financial statements of Galaxy Plus Fund—JL Cyril Systematic Master Fund (547) LLC, which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2020, and the related statements of operations and changes in member’s equity for the period from August 1, 2020 (Commencement of Operations) to December 31, 2020, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Plus Fund—JL Cyril Systematic Master Fund (547) LLC as of December 31, 2020, and the results of its operations and changes in member’s equity for the period from August 1, 2020 (Commencement of Operations) to December 31, 2020 in accordance with accounting principles generally accepted in the United States of America.

/s/ RSM US LLP

Denver, Colorado

March 31, 2021

Galaxy Plus Fund - JL Cyril Systematic Master Fund (547) LLC

(A Delaware Limited Liability Company)

Statement of Financial Condition

December 31, 2020

(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$1,670,142
Restricted cash - margin balance	1,802,053
Investments in futures contracts at fair value (represents unrealized appreciation on open derivative contracts, net)	307,533
Receivable from Onshore Feeder Fund	16,406

Total assets	$3,796,134

Liabilities and Member’s Equity

Liabilities
Total liabilities	-

Member’s equity	3,796,134

Total liabilities and member’s equity	$3,796,134

See notes to financial statements.

Galaxy Plus Fund - JL Cyril Systematic Master Fund (547) LLC

(A Delaware Limited Liability Company)

Condensed Schedule of Investments

December 31, 2020

(Expressed in U.S. Dollars)

			Percent of
	Number of Contracts/Units	Fair Value	Member’s Equity
Long positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Currency	131	$76,036	2.00%
Index	24	83,201	2.19
Interest	267	48,773	1.28
Foreign:
Futures contracts:
Index	41	32,689	0.86
Interest	88	43,750	1.15

Total long positions		284,449	7.48

Short positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Currency	36	20,323	0.54
Foreign:
Futures contracts:
Index	1	2,719	0.07
Interest	66	42	0.00

Total short positions		23,084	0.61

Investments in futures contracts, at fair value		$307,533	8.09%

See notes to financial statements.

Galaxy Plus Fund - JL Cyril Systematic Master Fund (547) LLC

(A Delaware Limited Liability Company)

Statement of Operations

For the period from August 1, 2020 (Commencement of Operations) to December 31, 2020

(Expressed in U.S. Dollars)

Net investment income	$-

Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized gain (loss) from:
Derivative contracts[1]	(2,047,586)
Foreign currency transactions	7,380
(2,040,206)

Net increase (decrease) in unrealized appreciation on:
Derivative contracts	307,533
Translation of assets and liabilities denominated in foreign currencies	(5)
307,528

Net realized and unrealized loss on investments and foreign currency transactions	(1,732,678)

Net decrease in member’s equity resulting from operations	$(1,732,678)

[1]	Includes trading costs

See notes to financial statements.

Galaxy Plus Fund - JL Cyril Systematic Master Fund (547) LLC
(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity

For the period from August 1, 2020 (Commencement of Operations) to December 31, 2020
(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net realized gain (loss) from derivative contracts and foreign currency transactions	$(2,040,206)
Net increase (decrease) in unrealized appreciation on derivative contracts and translation of assets and liabilities denominated in foreign currencies	307,528

Net decrease in member’s equity resulting from operations	(1,732,678)

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	5,639,000
Payments for redemptions of capital	(110,188)

Net increase in member’s equity resulting from capital transactions	5,528,812

Total increase	3,796,134

Member’s equity, beginning of year	-

Member’s equity, end of year	$3,796,134

See notes to financial statements.

Galaxy Plus Fund – JL Cyril Systematic Master Fund (547) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 1. Organization and Structure

Galaxy Plus Fund – JL Cyril Systemic Master Fund (547) LLC (the “Master Fund”) was formed in Delaware as a limited liability company on June 25, 2020 and commenced operations on August 1, 2020. The Master Fund was created to serve as the trading entity managed by John Locke Investments SA (the “Trading Advisor”) pursuant to its JL Cyril Systematic Program (the “Program”). The Program is a short-term liquid strategy that manages an uncorrelated portfolio of futures markets.

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

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or other Master Funds. Galaxy Plus Fund – JL Cyril Systemic Feeder Fund (547) (“LLC547”), a separated series of the Onshore Platform and Galaxy Plus Fund – JL Cyril Systemic Offshore Feeder Fund (547) Segregated Portfolio (“SPC547”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2020, SPC547 had not commenced operations and LLC547 is the sole member.

LLC547 and SPC547 are collectively hereafter referred to as the “Feeder Funds”.

Subscriptions and redemptions into the Feeder Funds and the corresponding transactions with the Master Fund are governed by the Onshore Platform’s and the Offshore Platform’s respective Confidential Offering Memorandums.

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

Galaxy Plus Fund – JL Cyril Systematic Master Fund (547) LLC

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $3,472,212 is held in USD and a payable balance of ($17) in foreign currencies as of December 31, 2020, and are recorded in cash and restricted cash – margin balance on the statement of financial condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2020 included restricted cash for margin requirements of $1,802,053. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2020 included amounts due to the broker for unsettled trades of $0.

Offsetting of amounts related to certain contracts:  When the requirements are met, the Master Fund offsets certain fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement (see Note 5).

Galaxy Plus Fund – JL Cyril Systematic Master Fund (547) LLC

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

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the period ended December 31, 2020, remains open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the period, the Master Fund did not accrue any interest or penalties.

Galaxy Plus Fund – JL Cyril Systematic Master Fund (547) LLC

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

Galaxy Plus Fund – JL Cyril Systematic Master Fund (547) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2020. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

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

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the period ended December 31, 2020.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – JL Cyril Systematic Master Fund (547) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2020. Presentation is gross – as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative contracts:
Futures contracts:
Currency	$101,693	$101,693	$-	$-
Index	134,034	134,034	-	-
Interest	115,627	115,627	-	-

Total investment assets at fair value	351,354	351,354	-	-

Liabilities:
Derivative contracts:
Futures contracts:
Currency	(5,333)	(5,333)	-	-
Index	(15,426)	(15,426)	-	-
Interest	(23,062)	(23,062)	-	-

Total investment liabilities at fair value	(43,821)	(43,821)	-	-

Total net investment at fair value	$307,533	$307,533	$-	$-

Galaxy Plus Fund – JL Cyril Systematic Master Fund (547) LLC

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2020.

Market and geopolitical risk relate to the increasing interconnectivity between global economies and financial markets increases the likelihood that events or conditions in one region or financial market may adversely impact issuers in a different country, region, or financial market. Securities in the Master Fund may underperform due to inflation (or expectations for inflation), interest rates, global demand for particular products or resources, natural disasters, pandemics, epidemics, terrorism, regulatory events and governmental or quasi-governmental actions. The occurrence of global events similar to those in recent years, such as terrorist attacks around the world, natural disasters, social and political discord or debt crises and downgrades, among others, may result in market volatility and may have long term effects on both the U.S. and global financial markets. It is difficult to predict when similar events affecting the U.S. or global financial markets may occur, the effects that such events may have and the duration of those effects. Any such event(s) could have a significant adverse impact on the value and risk profile of the Master Fund. The current novel coronavirus (COVID-19) global pandemic and the aggressive responses taken by many governments, including closing borders, restricting international and domestic travel, and the imposition of prolonged quarantines or similar restrictions, as well as the forced or voluntary closure of, or operational changes to, many retail and other businesses, has had negative impacts, and in many cases severe negative impacts, on markets worldwide. It is not known how long such impacts, or any future impacts of other significant events described above, will or would last, but there could be a prolonged period of global economic slowdown, which may impact your investment.

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

Galaxy Plus Fund – JL Cyril Systematic Master Fund (547) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

The Master Fund has a substantial portion of its assets on deposit with counterparties. In the event of a counterparty’s insolvency, recovery of The Master Fund’s assets on deposit may be limited to account insurance or other protection afforded such deposits.

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments.  Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short.

As of December 31, 2020, the Master Fund had open futures contracts with the following notional values by sector:

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Currency	131	$16,417,010	Currency	36	$(3,454,714)
Index	65	9,873,966	Index	1	(126,050)
Interest	355	54,606,285	Interest	66	(11,733,772)

During the period ended December 31, 2020, the Master Fund participated in 3,361 futures contract transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading
Gain (Loss)*
Futures contracts:
Currency	$(333,139)
Index	(223,985)
Interest	(1,162,124)
Total futures	(1,719,248)

Trading costs	(20,805)

Total net trading gain (loss)	$(1,740,053)

*	Includes both realized loss of $(2,047,586) and unrealized appreciation of $307,533 and is located in net realized and unrealized gain (loss) on investments on the statement of operations. Amounts exclude foreign currency transactions and translation.

Galaxy Plus Fund – JL Cyril Systematic Master Fund (547) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 5. Balance Sheet Offsetting

The Master Fund is required to disclose the impact of offsetting assets and liabilities presented in the statement of financial condition to enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities. These recognized assets and liabilities include financial instruments and derivative instruments that are either subject to an enforceable master netting arrangement or similar agreement or meet the following right of set-off criteria: each of the two parties owes the other determinable amounts, the Master Fund has the right to set-off the amounts owed with the amounts owed by the other party, the Master Fund intends to set off, and the Master Fund’s right of set-off is enforceable by law.

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

The following tables summarize the Master Fund’s netting arrangements:

Description	Gross Amounts of Recognized Assets (Liabilities)	Offset in the Statement of Financial Condition	Net Amount of Assets (Liabilities) in the Statement of Financial Condition

Futures	$351,354	$(43,821)	$307,533
Total	$351,354	$(43,821)	$307,533

	Net amount in the Statement of Financial Condition	Cash Collateral Received by Counterparty	Net Amount in the Statement of Financial Condition

Counterparty A	$307,553	$1,802,053	$2,109,586
Total	$307,553	$1,802,053	$2,109,586

Galaxy Plus Fund – JL Cyril Systematic Master Fund (547) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 6. Related Parties

As of December 31, 2020, the Master Fund had $16,406 receivable from the Feeder Fund, as reflected in the Statement of Financial Condition. Generally, receivables and payables from/to Feeder Fund are a result of timing differences of cash movements related to capital activity at the Feeder Fund level.

Gemini Hedge Fund Services, LLC an affiliate of the Sponsor, provides administration services for the Master Fund.

On August 1, 2020, The Ultimus Group, LLC, the parent company of GAF and Gemini Hedge Fund Services, LLC sold its interest in GAF to New Hyde Park Alternatives, LLC. Effective August 1, 2020, GAF and Gemini Hedge Fund Services, LLC are no longer affiliates.

On February 1, 2021 GAF changed their name to New Hyde Park Alternative Funds, LLC.

Note 7. Financial Highlights

Financial highlights of the Master Fund for the period ended December 31, 2020 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	(29.66)%

Ratios to average member’s equity (B):
Net investment income (C)	-%
Total expenses	-%

(A)	Total return is based on the change in average member’s equity during the period of a theoretical investment made at the inception of the Master Fund. Total return has not been annualized.

(B)	The total expense and net investment income ratios are computed based upon weighted-average member’s equity as a whole for the period ended December 31, 2020.

These ratios, excluding nonrecurring expenses, have been annualized for the partial period.

(C)	The net investment income ratio excludes net realized and unrealized gains (losses) on investments.

Financial highlights are calculated for each member class taken as a whole. An individual member’s return and ratios may vary based on the timing of capital transactions.  The total negative return and net investment income ratios would have been lower, and the total expense ratio would have been higher if the management, incentive fees, and sponsor fees, had been charged to the Master instead of the Feeder Fund.

Note 8. Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 31, 2021, the date the financial statements were available for issuance. Other than the item disclosed in Note 6, the Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – JL Cyril Systematic Master Fund (547) LLC

(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of and for the period from August 1, 2020 (Commencement of Operations) to December 31, 2020 is accurate and complete.

/s/ David Young
David Young, President
Gemini Alternative Funds, LLC — Sponsor

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Funds
(Registrant)

Date: March 31, 2021	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: March 31, 2021	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Balanced Fund,
a Series of Frontier Funds
(Registrant)

Date: March 31, 2021	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: March 31, 2021	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Heritage Fund,
a Series of Frontier Funds
(Registrant)

Date: March 31, 2021	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: March 31, 2021	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Global Fund,
a Series of Frontier Funds
(Registrant)

Date: March 31, 2021	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: March 31, 2021	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Select Fund,
a Series of Frontier Funds (Registrant)

Date: March 31, 2021	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: March 31, 2021	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Long/Short Commodity Fund,
a Series of Frontier Funds
(Registrant)

Date: March 31, 2021	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: March 31, 2021	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Diversified Fund,
a Series of Frontier Funds
(Registrant)

Date: March 31, 2021	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: March 31, 2021	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Masters Fund,
a Series of Frontier Funds
(Registrant)

Date: March 31, 2021	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: March 31, 2021	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds