Form 10-Q
period 2021-03-31
Frontier Funds; Frontier Heritage Fund; Frontier Masters Fund; Frontier Select Fund; Frontier Long/Short Commodity Fund; Frontier Diversified Fund; Frontier Balanced Fund; Frontier Global Fund
filed 2021-05-17
CIK 1261379, 1389123, 1450722, 1389125, 1389128, 1450720, 1389122, 1389124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF MARCH 31, 2021, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

ii

Part I. FINANCIAL INFORMATION

Item 1. Series Financial Statements

The Series of Frontier Funds

Statements of Financial Condition

March 31, 2021 (Unaudited) and December 31, 2020

	Frontier		Frontier		Frontier
	Diversified Fund		Masters Fund		Long/Short Commodity Fund
	3/31/2021	12/31/2020	3/31/2021	12/31/2020	3/31/2021	12/31/2020
ASSETS
Cash and cash equivalents	$73,527	$87,715	$42,138	$4,771	$48,324	$93,327
U.S. Treasury securities, at fair value	121,604	427,393	69,690	23,245	79,922	454,738
Investments in private investment companies, at fair value	3,817,118	3,644,603	883,076	1,014,591	1,200,790	738,053
Investments in unconsolidated trading companies, at fair value	23,731	16,669	13,600	907	15,597	17,736
Interest receivable	823	8,534	472	464	541	9,080
Receivable from related parties	-	4,892	-	266	-	5,205
Redemptions receivable from private investment companies	30,863	31,886	23,149	24,837	-	1,251

Total Assets	$4,067,666	$4,221,692	$1,032,125	$1,069,081	$1,345,174	$1,319,390

LIABILITIES & CAPITAL

LIABILITIES
Interest payable to Managing Owner	$-	$-	$-	$-	$53	$87
Redemptions payable	-	-	-	38,128	196	-
Service fees payable to Managing Owner	365	385	74	70	-	18
Trading fees payable to Managing Owner	12,341	12,576	5,235	5,460	3,174	2,281
Subscriptions in advance for service fee rebates	22,650	22,650	31,725	31,725	411	393
Other liabilities	2,590	3,110	1,485	171	1,703	3,308

Total Liabilities	$37,946	$38,721	$38,519	$75,554	$5,537	$6,087

CAPITAL
Managing Owner - Class 2	2,280	2,212	2,826	6,265	4,140	3,939
Managing Owner - Class 2a	-	-	-	-	8,751	8,274
Managing Owner - Class 3	40,437	54,405	7,498	7,167	-	-
Managing Owner - Class 3a	-	-	-	-	1,109	1,048
Limited Owner - Class 1	158,366	154,260	10,139	9,740	-	-
Limited Owner - Class 2	409,718	464,012	261,837	257,673	31,447	30,334
Limited Owner - Class 2a	-	-	-	-	75,906	76,583
Limited Owner - Class 3	3,418,919	3,508,082	711,306	712,682	1,008,041	976,771
Limited Owner - Class 3a	-	-	-	-	210,243	216,354

Total Owners’ Capital	4,029,720	4,182,971	993,606	993,527	1,339,637	1,313,303

Non-Controlling Interests	-	-	-	-	-	-

Total Capital	4,029,720	4,182,971	993,606	993,527	1,339,637	1,313,303

Total Liabilities and Capital	$4,067,666	$4,221,692	$1,032,125	$1,069,081	$1,345,174	$1,319,390

Units Outstanding
Class 1	2,122	2,122	177	177	N/A	N/A
Class 2	4,492	5,241	3,748	3,908	394	399
Class 2a	N/A	N/A	N/A	N/A	1,448	1,535
Class 3	40,241	42,754	10,818	11,333	10,631	10,828
Class 3a	N/A	N/A	N/A	N/A	3,422	3,725

Net Asset Value per Unit
Class 1	$74.62	$72.68	$57.44	$55.18	N/A	N/A
Class 2	$91.71	$88.95	$70.61	$67.54	$90.39	$85.99
Class 2a	N/A	N/A	N/A	N/A	$58.49	$55.29
Class 3	$85.97	$83.33	$66.45	$63.52	$94.82	$90.21
Class 3a	N/A	N/A	N/A	N/A	$61.77	$58.37

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Financial Condition

March 31, 2021 (Unaudited) and December 31, 2020

	Frontier Balanced Fund		Frontier Select Fund
	3/31/2021	12/31/2020	3/31/2021	12/31/2020
ASSETS
Cash and cash equivalents	$104,891	$261,803	$29,713	$-
U.S. Treasury securities, at fair value	173,475	1,275,641	49,141	-
Open trade equity, at fair value	53,107	100,440	-	-
Receivable from futures commission merchants	741,397	233,973	-	-
Investments in private investment companies, at fair value	10,485,508	10,528,252	1,520,376	1,638,665
Investments in unconsolidated trading companies, at fair value	33,854	49,755	9,590	-
Interest receivable	1,200	25,471	333	-
Receivable from related parties	-	14,602	-	-
Redemptions receivable from private investment companies	40,018	55,473	65,735	67,876

Total Assets	$11,633,450	$12,545,410	$1,674,888	$1,706,541

LIABILITIES & CAPITAL

LIABILITIES
Interest payable	$-	$-	$-	$179
Redemptions payable	-	-	16,207	-
Incentive fees payable to Managing Owner	49,840	-	-	-
Management fees payable to Managing Owner	1,629	8,854	-	-
Interest payable to Managing Owner	-	1,376	359	-
Service fees payable to Managing Owner	20,826	21,381	3,803	3,709
Trading fees payable to Managing Owner	38,152	37,894	3,915	3,933
Risk analysis fees payable	10,898	9,513	-	-
Payables to related parties	-	-	-	26,129
Subscriptions in advance for service fee rebates	352,411	346,855	19,904	19,463
Other liabilities	8,210	9,258	1,047	-

Total Liabilities	481,966	435,131	45,235	53,413

CAPITAL
Managing Owner - Class 2	54,455	51,810	17,653	17,210
Managing Owner - Class 2a	71,749	75,416	-	-
Limited Owner - Class 1	8,737,092	9,430,532	1,547,969	1,575,328
Limited Owner - Class 1AP	112,571	108,053	9,897	9,821
Limited Owner - Class 2	1,639,784	1,906,359	54,134	50,769
Limited Owner - Class 2a	32,543	30,961	-	-
Limited Owner - Class 3a	503,290	507,148	-	-

Total Owners’ Capital	11,151,484	12,110,279	1,629,653	1,653,128

Non-Controlling Interests	-	-	-	-

Total Capital	11,151,484	12,110,279	1,629,653	1,653,128

Total Liabilities and Capital	$11,633,450	$12,545,410	$1,674,888	$1,706,541

Units Outstanding
Class 1	104,778	117,991	24,745	26,906
Class 1AP	1,106	1,116	130	138
Class 2	12,348	15,000	708	722
Class 2a	877	940	N/A	N/A
Class 3a	4,244	4,495	N/A	N/A

Net Asset Value per Unit
Class 1	$83.39	$79.93	$62.56	$58.55
Class 1AP	$101.75	$96.81	$76.41	$70.99
Class 2	$137.21	$130.54	$101.40	$94.20
Class 2a	$118.98	$113.20	N/A	N/A
Class 3a	$118.58	$112.81	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Financial Condition

March 31, 2021 (Unaudited) and December 31, 2020

	Frontier Global Fund		Frontier Heritage Fund
	3/31/2021	12/31/2020	3/31/2021	12/31/2020
ASSETS
Cash and cash equivalents	$86,051	$5,694	$71,027	$15,156
U.S. Treasury securities, at fair value	142,316	27,742	117,469	73,847
Investments in private investment companies, at fair value	2,799,957	3,068,656	2,332,983	2,367,462
Investments in unconsolidated trading companies, at fair value	27,774	1,083	22,925	2,880
Interest receivable	963	554	795	1,475
Receivable from related parties	-	319	-	845

Total Assets	$3,057,061	$3,104,048	$2,545,199	$2,461,665

LIABILITIES & CAPITAL

LIABILITIES
Redemptions payable	$1,174	$-	$704	$-
Interest payable to Managing Owner	499	326	563	139
Service fees payable to Managing Owner	6,559	6,348	5,169	4,794
Trading fees payable to Managing Owner	12,310	11,849	8,360	7,705
Subscriptions in advance for service fee rebates	155,675	154,671	64,729	63,205
Other liabilities	3,032	205	2,504	540

Total Liabilities	179,249	173,399	82,029	76,383

CAPITAL
Managing Owner - Class 2	30,498	31,366	26,223	24,105
Limited Owner - Class 1	2,683,941	2,741,972	2,229,166	2,169,152
Limited Owner - Class 1AP	-	-	8,085	8,460
Limited Owner - Class 2	163,373	157,311	199,696	183,565

Total Owners’ Capital	2,877,812	2,930,649	2,463,170	2,385,282

Non-Controlling Interests	-	-	-	-

Total Capital	2,877,812	2,930,649	2,463,170	2,385,282

Total Liabilities and Capital	$3,057,061	$3,104,048	$2,545,199	$2,461,665

Units Outstanding
Class 1	23,477	24,725	21,481	22,572
Class 1AP	-	N/A	64	73
Class 2	1,114	1,126	1,332	1,332

Net Asset Value per Unit
Class 1	$114.32	$110.90	$103.77	$96.10
Class 1AP	N/A	N/A	$126.74	$116.50
Class 2	$174.01	$167.56	$169.62	$155.92

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

March 31, 2021 (Unaudited)

Frontier	Frontier	Frontier Long/Short
Diversified Fund	Masters Fund	Commodity Fund
% of Total Capital	% of Total Capital	% of Total Capital
Description	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)
PRIVATE INVESTMENT COMPANIES (3)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$1,124,813	27.91%	$-	0.00%	$-	0.00%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	259,304	6.43%	-	0.00%	-	0.00%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	763,095	18.94%	-	0.00%	-	0.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	836,526	20.76%	380,085	38.25%	-	0.00%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	476,246	11.82%	253,710	25.53%	456,484	34.08%
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	357,134	8.86%	249,281	25.09%	-	0.00%
Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC)	-	0.00%	-	0.00%	247,924	18.51%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	0.00%	-	0.00%	496,382	37.05%

Total Private Investment Companies	$3,817,118	94.72%	$883,076	88.88%	$1,200,790	89.64%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (3)
Frontier Trading Company XXXVIII, LLC	$23,731	0.59%	$13,600	1.37%	$15,597	1.16%
Total Investment in Unconsolidated Trading Companies	$23,731	0.59%	$13,600	1.37%	$15,597	1.16%

U.S. TREASURY SECURITIES (2)
FACE VALUE	Fair Value	Fair Value	Fair Value
$596,500	US Treasury Note 6.875% due 08/15/2025 (Cost $756,828)	$121,604	3.02%	$69,690	7.01%	$79,922	5.97%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value	Face Value
US Treasury Note 6.875% due 08/15/2025 (2)	$96,251	$55,161	$63,259

Additional Disclosure on U.S. Treasury Securities	Cost	Cost	Cost
US Treasury Note 6.875% due 08/15/2025 (2)	$122,122	$69,987	$80,262

(1)	See Note 4 to the Financial Statements.

(2)	See Note 2 to the Financial Statements.

(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

March 31, 2021 (Unaudited)

Frontier	Frontier
Balanced Fund	Select Fund
% of Total Capital	% of Total Capital
Description	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)
LONG FUTURES CONTRACTS*
Various agriculture futures contracts (Far East)	$1,068	0.01%	$-	0.00%
Various agriculture futures contracts (Europe)	2,468	0.02%	-	0.00%
Various agriculture futures contracts (U.S.)	75,491	0.68%	-	0.00%
Various base metals futures contracts (U.S.)	(25,796)	-0.23%	-	0.00%
Various currency futures contracts (Europe)	(7,381)	-0.07%	-	0.00%
Various currency futures contracts (Far East)	4,564	0.04%	-	0.00%
Various currency futures contracts (Latin America)	744	0.01%	-	0.00%
Various currency futures contracts (U.S.)	(8,850)	-0.08%	-	0.00%
Various energy futures contracts (U.S.)	6,740	0.06%	-	0.00%
Various interest rates futures contracts (Europe)	(166,167)	-1.49%	-	0.00%
Various interest rates futures contracts (Far East)	(1,298)	-0.01%	-	0.00%
Various interest rates futures contracts (U.S.)	(1,563)	-0.01%	-	0.00%
Various precious metal futures contracts (U.S.)	21,705	0.19%	-	0.00%
Various soft futures contracts (U.S.)	19,624	0.18%	-	0.00%
Various stock index futures contracts (Africa)	117	0.00%	-	0.00%
Various stock index futures contracts (Europe)	10,124	0.09%	-	0.00%
Various stock index futures contracts (Far East)	3,993	0.04%	-	0.00%
Various stock index futures contracts (Oceanic)	393	0.00%	-	0.00%
Various stock index futures contracts (U.S.)	1,354	0.01%	-	0.00%
Various stock index futures contracts (Canada)	(1,270)	-0.01%	0.00%
Total Long Futures Contracts	$(63,940)	-0.57%	$-	0.00%

SHORT FUTURES CONTRACTS*
Various agriculture futures contracts (Far East)	$1,299	0.01%	$-	0.00%
Various agriculture futures contracts (Europe)	2,952	0.03%	-	0.00%
Various agriculture futures contracts (U.S.)	(49,181)	-0.44%	-	0.00%
Various base metals futures contracts (U.S.)	(1,547)	-0.01%	-	0.00%
Various currency futures contracts (Europe)	16,450	0.15%	-	0.00%
Various currency futures contracts (Far East)	(524)	0.00%	-	0.00%
Various currency futures contracts (Latin America)	4,736	0.04%	-	0.00%
Various currency futures contracts (U.S.)	3,488	0.03%	-	0.00%
Various energy futures contracts (U.S.)	9,860	0.09%	-	0.00%
Various interest rates futures contracts (Europe)	100,326	0.90%	-	0.00%
Various interest rates futures contracts (Far East)	9,758	0.09%	-	0.00%
Various interest rates futures contracts (U.S.)	21,563	0.19%	-	0.00%
Various precious metal futures contracts (U.S.)	5,550	0.05%	-	0.00%
Various soft futures contracts (U.S.)	(2,431)	-0.02%	-	0.00%
Various stock index futures contracts (Africa)	890	0.01%	-	0.00%
Various stock index futures contracts (Canada)	(414)	0.00%	-	0.00%
Various stock index futures contracts (Europe)	449	0.00%	-	0.00%
Various stock index futures contracts (Far East)	(1,444)	-0.01%	-	0.00%
Various stock index futures contracts (U.S.)	(4,733)	-0.04%	-	0.00%
Total Short Futures Contracts	$117,047	1.07%	$-	0.00%

Total Open Trade Equity (Deficit)	$53,107	0.50%	$-	0.00%

PRIVATE INVESTMENT COMPANIES (3)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$2,182,781	19.57%	$-	0.00%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	1,038,047	9.31%	-	0.00%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	1,314,523	11.79%	-	0.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	1,584,459	14.21%	-	0.00%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	2,829,148	25.37%	862,314	52.91%
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	1,536,550	13.78%	658,062	40.38%
Total Private Investment Companies	$10,485,508	94.03%	$1,520,376	93.29%

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
Frontier Trading Company XXXVIII, LLC	$33,854	0.30%	$9,590	0.59%
Total Investment in Unconsolidated Trading Companies	$33,854	0.30%	$9,590	0.59%

U.S. TREASURY SECURITIES (2)
FACE VALUE	Fair Value	Fair Value

$596,500	US Treasury Note 6.875% due 08/15/2025 (Cost $756,828)	$173,475	1.56%	$49,141	3.02%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value

US Treasury Note 6.875% due 08/15/2025 (2)	$137,308	$38,896

Additional Disclosure on U.S. Treasury Securities	Cost	Cost

US Treasury Note 6.875% due 08/15/2025 (2)	$174,214	$49,351

*	Except for those items disclosed, no individual futures, or forwards position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Note 4 to the Financial Statements.

(2)	See Note 2 to the Financial Statements.

(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

March 31, 2021 (Unaudited)

Frontier Global	Frontier
Fund	Heritage Fund
% of Total Capital	% of Total Capital
Description	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)

PRIVATE INVESTMENT COMPANIES (3)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$2,799,957	97.29%	$1,520,090	61.71%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	-	-	812,892	33.00%
Total Private Investment Companies	$2,799,957	97.29%	$2,332,982	94.71%

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
Frontier Trading Company XXXVIII, LLC	$27,774	0.97%	$22,925	0.93%
Total Investment in Unconsolidated Trading Companies	$27,774	0.97%	$22,925	0.93%

U.S. TREASURY SECURITIES (2)
FACE VALUE	Fair Value	Fair Value

$596,500	US Treasury Note 6.875% due 08/15/2025 (Cost $756,828)	$142,316	4.95%	$117,469	4.77%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value

US Treasury Note 6.875% due 08/15/2025 (2)	$112,646	$92,979

Additional Disclosure on U.S. Treasury Securities	Cost	Cost

US Treasury Note 6.875% due 08/15/2025 (2)	$142,923	$117,970

*	Except for those items disclosed, no individual futures, or forwards contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Note 4 to the Financial Statements.

(2)	See Note 2 to the Financial Statements.

(3)	See Note 5 to the Financial Statements.

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

The Series of Frontier Funds

Statements of Operations

For the Three Months Ended March 31, 2021 (Unaudited) and 2020

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	3/31/2021	3/31/2020	3/31/2021	3/31/2020	3/31/2021	3/31/2020

Investment income:
Interest - net	$1,587	$34	$855	$990	$1,279	$647

Total Income	1,587	34	855	990	1,279	647

Expenses:
Service Fees - Class 1	1,049	7,707	210	595	54	111
Due Diligence Fees	1,202	3,383	291	656	90	93
Trading Fees	34,937	100,550	14,863	32,399	8,765	9,547

Total Expenses	37,188	111,640	15,364	33,650	8,909	9,751

Investment (loss) - net	(35,601)	(111,606)	(14,509)	(32,660)	(7,630)	(9,104)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	184,708	115,286	34,339	246,694	64,279	(59,841)
Net realized gain/(loss) on private investment companies	(36,972)	(149,796)	12,685	(235,137)	1,305	(67,371)
Net unrealized gain/(loss) on swap contracts	-	(2,111,698)	-	-	-	251,441
Net realized gain/(loss) on U.S. Treasury securities	(1,741)	(16,266)	(1,004)	7,304	(1,950)	5,194
Net unrealized gain/(loss) on U.S. Treasury securities	(440)	23,218	(250)	(1,929)	(25)	(1,916)
Change in fair value of investments in unconsolidated trading companies	10,245	(1,009)	12,761	(6,482)	12,123	(4,706)

Net gain/(loss) on investments	155,800	(2,140,265)	58,531	10,450	75,732	122,801

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	120,199	(2,251,871)	44,022	(22,210)	68,102	113,697

Less: Operations attributable to non-controlling interests	-	-	-	-		-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$120,199	$(2,251,871)	$44,022	$(22,210)	$68,102	$113,697

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$1.94	$(21.95)	$2.26	$(0.95)	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	N/A	$3.49
Class 2	$2.76	$(25.98)	$3.07	$(1.00)	$4.40	$7.06
Class 2a	N/A	N/A	N/A	N/A	$3.20	$4.42
Class 3	$2.64	$(24.22)	$2.93	$(0.89)	$4.61	$7.36
Class 3a	N/A	N/A	N/A	N/A	$3.40	$4.71

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds

Statements of Operations

For the Three Months Ended March 31, 2021 (Unaudited) and 2020

	Frontier Balanced Fund		Frontier Select Fund
	3/31/2021	3/31/2020	3/31/2021	3/31/2020

Investment income:
Interest - net	$-	$6,311	$-	$-

Total Income/(loss)	-	6,311	-	-

Expenses:
Incentive Fees (rebate)	49,840	-	-	-
Management Fees	4,619	5,020	-	-
Service Fees - Class 1	67,267	125,308	11,438	20,160
Risk analysis Fees	1,386	1,506	-	-
Trading Fees	114,439	198,985	11,355	16,955
Other Fees	-	-	-	-

Total Expenses	237,551	330,819	22,793	37,115

Investment (loss) - net	(237,551)	(324,508)	(22,793)	(37,115)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	371,559	642,235	-	-
Net unrealized gain/(loss) on private investment companies	388,609	(93,693)	10,019	(22,952)
Net realized gain/(loss) on private investment companies	48,862	(93,600)	114,434	7,923
Net change in open trade equity/(deficit)	(47,335)	(25,719)	-	-
Net unrealized gain/(loss) on swap contracts	-	(5,837,508)	-	-
Net realized gain/(loss) on U.S. Treasury securities	(621)	20,156	(1,017)	5,292
Net unrealized gain/(loss) on U.S. Treasury securities	(252)	1,596	(190)	(2,216)
Trading commissions	(6,017)	(8,375)	-	-
Change in fair value of investments in unconsolidated trading companies	(14,281)	(23,301)	8,540	93,757

Net gain/(loss) on investments	740,524	(5,418,209)	131,786	81,804

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	502,973	(5,742,717)	108,993	44,689

Less: Operations attributable to non-controlling interests	-	-	-	-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$502,973	$(5,742,717)	$108,993	$44,689

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$3.46	$(31.21)	$4.01	$0.92
Class 1AP	$4.94	$(35.94)	$5.42	$1.49
Class 2	$6.67	$(48.45)	$7.20	$2.21
Class 2a	$5.78	$(41.97)	N/A	N/A
Class 3a	$5.77	$(41.84)	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds

Statements of Operations

For the Three Months Ended March 31, 2021 (Unaudited) and 2020

	Frontier Global Fund		Frontier Heritage Fund
	3/31/2021	3/31/2020	3/31/2021	3/31/2020

Investment income:
Interest - net	$-	$-	$-	$-

Total Income	-	-	-	-

Expenses:
Service Fees - Class 1	19,938	30,441	16,157	18,013
Trading Fees	35,130	55,555	23,676	29,905

Total Expenses	55,068	85,996	39,833	47,918

Investment (loss) - net	(55,068)	(85,996)	(39,833)	(47,918)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	47,148	249,122	183,803	416,114
Net realized gain/(loss) on private investment companies	82,686	309,658	32,372	4,371
Net unrealized gain/(loss) on swap contracts	-	-	-	206,847
Net realized gain/(loss) on U.S. Treasury securities	(1,735)	11,493	(1,201)	6,794
Net unrealized gain/(loss) on U.S. Treasury securities	(526)	(5,491)	(484)	(951)
Change in fair value of investments in unconsolidated trading companies	16,133	(5,077)	12,628	(6,103)

Net gain/(loss) on investments	143,706	559,705	227,118	627,072

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	88,638	473,709	187,285	579,154

Less: Operations attributable to non-controlling interests	-	-	-	100,287

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$88,638	$473,709	$187,285	$478,867

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$3.42	$14.46	$7.67	$16.67
Class 1AP	N/A	$18.66	$10.24	$21.22
Class 2	$6.45	$22.82	$13.70	$27.58

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital

For the Three Months Ended March 31, 2021 (Unaudited)

	Frontier Diversified Fund							Frontier Masters Fund
	Class 1	Class 2	Class 2	Class 3	Class 3	Non-		Class 1	Class 2	Class 2	Class 3	Class 3	Non-
	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2020	$154,260	$2,212	$464,012	$54,405	$3,508,082	$-	$4,182,971	$9,740	$6,265	$257,673	$7,167	$712,682	$-	$993,527

Sale of Units	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemption of Units	-	-	(65,868)	(15,000)	(192,582)	-	(273,450)	-	(3,500)	(7,344)	-	(33,099)	-	(43,943)
Transfer of Units In(Out)	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	4,106	68	11,574	1,032	103,419	-	120,199	399	61	11,508	331	31,723	-	44,022

Owners’ Capital, March 31, 2021	$158,366	$2,280	$409,718	$40,437	$3,418,919	$-	$4,029,720	$10,139	$2,826	$261,837	$7,498	$711,306	-	$993,606

Owners’ Capital - Units, December 31, 2020	2,122	25	5,216	654	42,100			177	93	3,815	113	11,220

Sale of Units (including transfers)	-	-	-	-	-			-	-	-	-	-
Redemption of Units (including transfers)	-		(749)	(183)	(2,330)				(53)	(107)	-	(515)

Owners’ Capital - Units, March 31, 2021	2,122	25	4,467	471	39,770			177	40	3,708	113	10,705

Net asset value per unit at December 31, 2020	$72.68		$88.95		$83.33			$55.18		$67.54		$63.52

Change in net asset value per unit for the three months ended March 31, 2021	1.94		2.76		2.64			2.26		3.07		$2.93

Net asset value per unit at March 31, 2021	$74.62		$91.71		$85.97			$57.44		$70.61		$66.45

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital

For the Three Months Ended March 31, 2021 (Unaudited)

	Frontier Long/Short Commodity Fund
	Class 2		Class 3	Class 2a		Class 3a		Non-
	Managing Owner	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2020	$3,939	$30,334	$976,771	$8,274	$76,583	$1,048	$216,354	$-	$1,313,303

Sale of Units	-	-	-	-	-	-	-	-	-
Redemption of Units	-	(423)	(18,296)	-	(4,963)	-	(18,086)	-	(41,768)
Transfer of Units In(Out)	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	201	1,536	49,566	477	4,286	61	11,975	-	68,102

Owners’ Capital, March 31, 2021	$4,140	$31,447	$1,008,041	$8,751	$75,906	$1,109	$210,243	$-	$1,339,637

Owners’ Capital - Units, December 31, 2020	46	353	10,828	149	1,386	18	3,707

Sale of Units (including transfers)	-	-	-	-	-	-	-
Redemption of Units (including transfers)	-	(5)	(197)	-	(87)	-	(303)

Owners’ Capital - Units, March 31, 2021	46	348	10,631	149	1,299	18	3,404

Net asset value per unit at December 31, 2020		$85.99	$90.21		$55.29		$58.37

Change in net for the three months ended March 31, 2021		4.40	4.61		3.20		3.40

Net asset value per unit at March 31, 2021		$90.39	$94.82		$58.49		$61.77

(2)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital

For the Three Months Ended March 31, 2021 (Unaudited)

	Frontier Balanced Fund
	Class 1	Class 1AP	Class 2		Class 2a		Class 3a	Non-
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2020	$9,430,532	$108,053	$51,810	$1,906,359	$75,416	$30,961	$507,148	$-	$12,110,279

Sale of Units	-	-	-	-	-	-	-	-	-
Redemption of Units	(1,073,816)	(966)	-	(351,644)	(7,000)	-	(28,342)	-	(1,461,768)
Transfer of Units In (Out)	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	380,376	5,484	2,645	85,069	3,333	1,582	24,484	-	502,973

Owners’ Capital, March 31, 2021	$8,737,092	$112,571	$54,455	$1,639,784	$71,749	$32,543	$503,290	$-	$11,151,484

Owners’ Capital - Units, December 31, 2020	117,991	1,116	397	14,603	666	274	4,495

Sale of Units (including transfers)	-	-	-	-	-	-	-
Redemption of Units (including transfers)	(13,213)	(10)	-	(2,652)	(63)	-	(251)

Owners’ Capital - Units, March 31, 2021	104,778	1,106	397	11,951	603	274	4,244

Net asset value per unit at December 31, 2020	$79.93	$96.81		$130.54		$113.20	$112.81

Change in net asset value for the three months ended March 31, 2021	3.46	4.94		6.67		5.78	5.77

Net asset value per unit at March 31, 2021	$83.39	$101.75		$137.21		$118.98	$118.58

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital

For the Three Months Ended March 31, 2021 (Unaudited)

	Frontier Select Fund						Frontier Global Fund					Frontier Heritage Fund
	Class 1	Class 1AP	Class 2		Non-		Class 1	Class 2		Non-		Class 1	Class 1AP	Class 2		Non-
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2020	$1,575,328	$9,821	$17,210	$50,769	$-	$1,653,128	$2,741,972	$31,366	$157,311	$-	$2,930,649	$2,169,152	$8,460	$24,105	$183,565	$-	$2,385,282

Sale of Units	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemption of Units	(130,530)	(656)	(800)	(482)	-	(132,468)	(139,475)	(2,000)	-	-	(141,475)	(108,298)	(1,099)	-	-	-	(109,397)
Transfer of Units In(Out)	-	-	-		-	-	-	-	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	103,171	732	1,243	3,847	-	108,993	81,444	1,132	6,062	-	88,638	168,312	724	2,118	16,131	-	187,285

Owners’ Capital, March 31, 2021	$1,547,969	$9,897	$17,653	$54,134	$-	$1,629,653	$2,683,941	$30,498	$163,373	$-	$2,877,812	$2,229,166	$8,085	$26,223	$199,696	$-	$2,463,170

Owners’ Capital - Units, December 31, 2020	26,906	138	183	539			24,725	187	939			22,572	73	155	1,177

Sale of Units (including transfers)	-	-	-	-			-	-	-			-	-	-	-
Redemption of Units (including transfers)	(2,161)	(8)	(9)	(5)			(1,248)	(12)	-			(1,091)	(9)	-	-

Owners’ Capital - Units, March 31, 2021	24,745	130	174	534			23,477	175	939			21,481	64	155	1,177

Net asset value per unit at December 31, 2020	$58.55	$70.99		$94.20			$110.90		$167.56			$96.10	$116.50		$155.92
Change in net asset value per for the three months ended March 31, 2021	4.01	5.42		7.20			3.42		6.45			7.67	10.24		13.70
Net asset value per unit at March 31, 2021	$62.56	$76.41		$101.40			$114.32		$174.01			$103.77	$126.74		$169.62

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Cash Flows

For the Three Months Ended March 31, 2021 and March 31, 2020 (Unaudited)

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	3/31/2021	3/31/2020	3/31/2021	3/31/2020	3/31/2021	3/31/2020

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$120,199	$(2,251,871)	$44,022	$(22,210)	$68,102	$113,697
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in ownership allocation of U.S. Treasury securities	110,091	464,949	(114,658)	(124,907)	(37,595)	(139,395)
Net unrealized (gain)/loss on swap contracts	-	2,111,698	-	-	-	(251,441)
Net unrealized (gain)/loss on U.S. Treasury securities	440	(23,218)	250	1,929	25	1,916
Net realized (gain)/loss on U.S. Treasuries securities	1,741	16,266	1,004	(7,304)	1,950	(5,194)
Net unrealized (gain)/loss on private investment companies	(184,708)	(115,286)	(34,339)	(246,694)	(64,279)	59,841
Net realized (gain)/loss on private investment companies	36,972	149,796	(12,685)	(235,137)	(1,305)	67,371
(Purchases) sales of:
Sales of U.S. Treasury securities	311,471	171,210	139,801	468,240	480,065	404,529
(Purchases) of U.S. Treasury securities	(119,541)	(550,460)	(73,698)	(309,637)	(70,909)	(213,319)
U.S. Treasury interest and premium paid/amortized	1,587	-	855	990	1,279	647
(Purchases) of Private Investment Companies	(731,683)	(387,849)	(82,850)	333,863	(556,236)	(36,300)
Reduction of collateral in Swap contracts	-	(469,147)	-	-	-	-
Sale of Private Investment Companies	706,904	2,546,860	261,389	410,024	159,083	96,524
Increase and/or decrease in:
Investments in unconsolidated trading companies, at fair value	(7,062)	13,738	(12,693)	2,978	2,139	8,976
Interest receivable	7,711	1,829	(8)	771	8,539	1,172
Receivable from related parties	4,892	-	266	-	5,205	-
Other assets	-	(463)	-	-	-	-
Redemptions receivable from private investment companies	1,023	-	1,688	-	1,251	-
Interest payable to Managing Owner	-	-	-	-	(34)	-
Trading fees payable to Managing Owner	(235)	(8,152)	(225)	(2,332)	893	(421)
Service fees payable to Managing Owner	(20)	(1,531)	4	(5)	(18)	-
Subscriptions in advance for service fee rebates	-	98	-	184	18	76
Other liabilities	(520)	-	1,314	(14)	(1,605)	(321)

Net cash provided by (used in) operating activities	259,262	1,668,467	119,437	270,739	(3,432)	108,358

Cash Flows from Financing Activities:
Payment for redemption of units	(273,449)	(1,495,298)	(43,942)	(119,501)	(41,767)	(9,670)
Change in owner redemptions payable	-	-	(38,128)	-	196	(6,585)

Net cash provided by (used in) financing activities	(273,449)	(1,495,298)	(82,070)	(119,501)	(41,571)	(16,255)

Net increase (decrease) in cash and cash equivalents	(14,188)	173,169	37,367	151,238	(45,003)	92,103

Cash and cash equivalents, beginning of period	87,715	56,263	4,771	25,639	93,327	34,272
Cash and cash equivalents, end of period	$73,527	$229,432	$42,138	$176,877	$48,324	$126,375

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Cash Flows

For the Three Months Ended March 31, 2021 and March 31, 2020 (Unaudited)

	Frontier Balanced Fund		Frontier Select Fund
	3/31/2021	3/31/2020	3/31/2021	3/31/2020

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$502,973	$(5,742,717)	$108,993	$44,689
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	47,333	114,076	-	-
Net change in ownership allocation of U.S. Treasury securities	553,920	(125,149)	(130,085)	(103,949)
Net unrealized (gain)/loss on swap contracts	-	5,837,508	-	-
Net unrealized (gain)/loss on U.S. Treasury securities	252	(1,596)	190	2,216
Net realized (gain)/loss on U.S. Treasury securities	621	(20,156)	1,017	(5,292)
Net unrealized (gain)/loss on private investment companies	(388,609)	93,693	(10,019)	22,952
Net realized (gain)/loss on private investment companies	(48,862)	93,600	(114,434)	(7,923)
(Purchases) sales of:
Sales of U.S. Treasury securities	698,194	1,199,775	160,121	501,211
(Purchases) of U.S. Treasury securities	(150,822)	(959,751)	(80,385)	(298,083)
U.S. Treasury interest and premium paid/amortized	-	6,311	-	-
(Purchases) of Private Investment Companies	(1,695,539)	(937,631)	(142,915)	(115,441)
Sale of Private Investment Companies	2,175,754	2,403,311	385,657	290,105
Increase and/or decrease in:
Receivable from futures commission merchants	(507,424)	2,380,910	-	-
Control of ownership of trading companies	-	(1,178,697)	-	-
Investments in unconsolidated trading companies, at fair value	15,901	(4,227)	(9,590)	(80,195)
Interest receivable	24,271	3,223	(333)	2,149
Receivable from related parties	14,602	-	-	-
Other assets	-	(1,100,000)	-	-
Redemptions receivable from private investment companies	15,455	-	2,141	-
Incentive fees payable to Managing Owner	49,840	-	-	-
Management fees payable to Managing Owner	(7,225)	320	-	-
Interest payable to Managing Owner	(1,376)	939	180	132
Trading fees payable to Managing Owner	258	(11,898)	(18)	(856)
Service fees payable to Managing Owner	(555)	(9,006)	94	(562)
Risk analysis fees payable	1,385	1,506	-	-
Payables to related parties	-	-	(26,129)	-
Subscriptions in advance for service fee rebates	5,556	9,481	441	882
Other liabilities	(1,048)	1,031	1,047	(819)

Net cash provided by (used in) operating activities	1,304,855	2,054,856	145,973	251,216

Cash Flows from Financing Activities:
Proceeds from sale of units	-	-	-	-
Payment for redemption of units	(1,461,767)	(920,299)	(132,467)	(168,184)
Payment made by the Managing Owner	-	-	-	-
Pending owner additions	-	-	-	-
Advance on unrealized Swap Appreciation	-	-	-	-
Change in owner redemptions payable	-	(39,059)	16,207	(6,875)

Net cash provided by (used in) financing activities	(1,461,767)	(959,358)	(116,260)	(175,059)

Net increase (decrease) in cash and cash equivalents	(156,912)	1,095,498	29,713	76,157

Cash and cash equivalents, beginning of period	261,803	118,506	-	61,345
Cash and cash equivalents, end of period	$104,891	$1,214,004	$29,713	$137,502

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Cash Flows

For the Three Months Ended March 31, 2021 and March 31, 2020 (Unaudited)

	Frontier Global Fund		Frontier Heritage Fund
	3/31/2021	3/31/2020	3/31/2021	3/31/2020

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$88,638	$473,709	$187,285	$579,154
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in ownership allocation of U.S. Treasury securities	(296,241)	(279,777)	(93,697)	(39,622)
Net unrealized (gain)/loss on swap contracts	-	-	-	(83,006)
Net unrealized (gain)/loss on U.S. Treasury securities	526	5,491	484	6,631
Net realized (gain)/loss on U.S. Treasuries securities	1,735	(11,493)	1,201	(10,916)
Net unrealized (gain)/loss on private investment companies	(47,148)	(249,122)	(183,803)	(741,499)
Net realized (gain)/loss on private investment companies	(82,686)	(309,658)	(32,372)	125,925
(Purchases) sale of:
Sales of U.S. Treasury Securities	309,139	647,979	152,163	1,980,729
(Purchases) of U.S. Treasury securities	(129,732)	(336,006)	(103,772)	(1,446,573)
U.S. Treasury interest and premium paid/amortized	-	-	-	(6)
(Purchases) of Private Investment Companies	(273,856)	(120,247)	(213,319)	(750,704)
Sale of Private Investment Companies	672,389	1,305,756	463,973	1,293,592
Increase and/or decrease in:
Investments in unconsolidated trading companies, at fair value	(26,691)	563	(20,045)	687,202
Interest receivable	(409)	778	680	5,634
Receivable from related parties	319	-	845	-
Management fees payable to Managing Owner	-	-	-	(9,201)
Interest payable to Managing Owner	173	788	424	(764)
Trading fees payable to Managing Owner	461	(5,030)	655	2,200
Service fees payable to Managing Owner	211	(1,476)	375	(350)
Payables to related parties	-	-	-	697
Subscriptions in advance for service fee rebates	1,004	1,502	1,524	9,185
Other liabilities	2,827	140	1,964	2,165

Net cash provided by (used in) operating activities	220,659	1,123,897	164,565	1,610,473

Cash Flows from Financing Activities:
Payment for redemption of units	(141,476)	(832,035)	(109,398)	(1,003,869)
Change in owner redemptions payable	1,174	(71,379)	704	7,210

Net cash provided by (used in) financing activities	(140,302)	(903,414)	(108,694)	(996,659)

Net increase (decrease) in cash and cash equivalents	80,357	220,483	55,871	613,814

Cash and cash equivalents, beginning of period	5,694	27,532	15,156	135,096
Cash and cash equivalents, end of period	$86,051	$248,015	$71,027	$748,910

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

As of March 31, 2021, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund, Frontier Global Fund (formerly Frontier Winton Fund) and Frontier Heritage Fund separates Units into a maximum of three separate Classes- Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Balanced Fund separates Units into a maximum of five separate Classes— Class 1, Class 1AP, Class 2, Class 2A and Class 3A. The Trust, with respect to the Frontier Long/Short Commodity Fund separates Units into a maximum of five separate Classes—Class 1A, Class 2A, Class 2, Class 3A and Class 3. Frontier Long/Short Commodity Fund Class 1A was closed as of September 30, 2020 and Frontier Global Class 1AP was closed as of November 18, 2020. Between April 15, 2016 and May 10, 2017, a portion of the interests in Frontier Trading Company I, LLC and all of the interests in Frontier Trading Company VII, LLC, Frontier Trading Company XV, LLC, and Frontier Trading Company XXIII LLC held by Frontier Diversified Fund, Frontier Masters Fund, Frontier Select Fund, Frontier Balanced Fund and Frontier Long/Short Commodity Fund were exchanged for equivalent interests in the Galaxy Plus Managed Account Platform (“Galaxy Plus”) which is an unaffiliated, third-party managed account platform. The assets of Frontier Trading Company I, LLC, which included exposure to Quantmetrics Capital Management LLP’s Multi-Strategy Program, Quantitative Investment Management, LLC’s Quantitative Global Program, Quest Partners LLC’s Quest Tracker Index Program, Chesapeake Capital Management, LLC’s Diversified Program, and Doherty Advisors LLC’s Relative Value Moderate Program, the assets of Frontier Trading Company VII, LLC, which included exposure to Emil van Essen LLC’s Multi-Strategy Program, Red Oak Commodity Advisors, Inc.’s Fundamental Diversified Program, Rosetta Capital Management, LLC’s Rosetta Trading Program, and Landmark Trading Company’s Landmark Program, the assets of Frontier Trading Company XV, LLC, which included exposure to Transtrend B.V.’s TT Enhanced Risk (USD) Program, and the assets of Frontier Trading Company XXIII, LLC which included exposure to Fort L.P.’s Global Contrarian Program have been transferred to individual Delaware limited liability companies (“Master Funds”) in Galaxy Plus. Each Master Fund is sponsored and operated by Gemini Alternative Funds, LLC (“Sponsor”). The Sponsor has contracted with the Trading Advisors to manage the portfolios of the Master Funds pursuant to the advisors’ respective program. For those Series that invest in Galaxy Plus, approximately 30-70% of those Series assets are used to support the margin requirements of the Master Funds. The remaining assets of the Series are split between investments in Trading Companies and a pooled cash management account that invests primarily in U.S. Treasury securities. For those Series that do not invest in Galaxy Plus, their assets are split between investments in Trading Companies and investments in the pooled cash management account.

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

Consolidation—The Series, through investing in the Trading Companies and Galaxy Plus, authorize certain Trading Advisors to place trades and manage assets at predetermined investment levels. The Trading Companies were organized by the Managing Owner for the purpose of investing in commodities interests and derivative instruments, and have no operating income or expenses, except for trading income and expenses and a risk analysis fee (for closed Series only), all of which is allocated to the Series if consolidated by a Series. Galaxy Plus is a series of Delaware limited liability companies, sponsored by Gemini Alternative Funds, LLC, that create exposure to a variety of third party professional managed futures and foreign exchange advisors. Galaxy Plus is available to qualified high-net-worth individuals and institutional investors. Trading Companies in which a Series has a controlling and majority interest as calculated on that Series’ pro-rata net asset value in the Trading Company are consolidated by such Series. Investments in Trading Companies in which a Series does not have a controlling and majority interest and all interests in Galaxy Plus entities are accounted for using net asset value as the practical expedient, which approximates fair value. Fair value represents the proportionate share of the Series’ interest in the NAV in a Trading Company or Galaxy Plus entity. The equity interest held by Series of the Trust is shown as investments in unconsolidated Trading Companies or investments in private investment companies in the statements of financial condition. The income or loss attributable thereto in proportion of investment level is shown in the statements of operations as change in fair value of investments in unconsolidated Trading Companies or net unrealized gain/(loss) on private investment companies.

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

Receivable From Futures Commission Merchants—The Series of the Trust deposit assets with an FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust, with respect to the Series, earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of March 31, 2021 and December 31, 2020 included restricted cash for margin requirements of $308,895 and $321,638 respectively, for the Frontier Balanced Fund.

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

Each Series is charged service fees as outlined above. In some cases, amounts paid to selling agents might be less than the amount charged to the Series. When this occurs, the service fee is rebated back to the investor in the form of additional units. During 2018, 2019 and 2020 the Series were not allowed to issue additional units. The Managing Owner has determined that the purchase of additional units of the relevant Series will commence in 2021 when the Series are allowed to sell shares again. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $22,650, $411, $31,725, $352,411, $19,904, $155,675, and $64,729 for the Frontier Diversified, Long/Short Commodity, Masters, Balanced, Select, Global and Heritage Funds, respectively, as of March 31, 2021.

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

The following table summarizes investment in each Series measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value.

March 31, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$23,731	$-	$-	$23,731
U.S. Treasury Securities	121,604	-	-	121,604
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	13,600	-	-	13,600
U.S. Treasury Securities	69,690	-	-	69,690
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	15,597	-	-	15,597
U.S. Treasury Securities	79,922	-	-	79,922
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	33,854	-	-	33,854
Open Trade Equity (Deficit)	53,107	-	-	53,107
U.S. Treasury Securities	173,475	-	-	173,475
Frontier Select Fund		-
Investment in Unconsolidated Trading Companies	9,590	-	-	9,590
U.S. Treasury Securities	49,141	-	-	49,141
Frontier Global Fund		-
Investment in Unconsolidated Trading Companies	27,774	-	-	27,774
U.S. Treasury Securities	142,316	-	-	142,316
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	22,925	-	-	22,925
U.S. Treasury Securities	117,469	-	-	117,469

December 31, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$16,669	$-	$-	$16,669
U.S. Treasury Securities	427,393	-	-	427,393
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	907	-	-	907
U.S. Treasury Securities	23,245	-	-	23,245
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	17,736	-	-	17,736
U.S. Treasury Securities	454,738	-	-	454,738
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	49,755	-	-	49,755
Open Trade Equity (Deficit)	100,440	-	-	100,440
U.S. Treasury Securities	1,275,641	-	-	1,275,641
Frontier Global Fund
Investment in Unconsolidated Trading Companies	1,083	-	-	1,083
U.S. Treasury Securities	27,742	-	-	27,742
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	2,880	-	-	2,880
U.S. Treasury Securities	73,847	-	-	73,847

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the statements of operations. Investment in unconsolidated trading company asset gains and losses (realized/unrealized) included in earnings are classified in “Change in fair value of investments in unconsolidated trading companies.” During year ended December 2020, all identified Level 3 assets were components of the Frontier Diversified Fund, Frontier Long/Short Commodity Fund, Frontier Balanced Fund, Frontier Select Fund, and Frontier Heritage Fund. During the year ended December 31, 2020, the entire investments in the swaps were sold.

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

The Series of the Trust assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Series’ accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the three months ended March 31, 2021, the Trust did not transfer any assets between Levels 1, 2 or 3.

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

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2020.

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As December 31, 2020, approximately 0.00%, of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain swaps and is recorded as collateral within the swap fair value within the Statements of Financial Condition. The cash held with the counterparty is not restricted.

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

The Galaxy Plus entities are made up of feeder funds in which the Series invest and master trading entities into which the feeder funds invest. No investment held by the Galaxy Plus master trading entity is greater than 5% of the Series’ total capital.

The following table summarizes each of the Series’ investments in unconsolidated Trading Companies as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021		As of December 31, 2020
	Percentage of		Percentage of
	Series Total		Series Total
	Capital Invested in		Capital Invested in
Series	Unconsolidated Trading Companies	Fair Value	Unconsolidated Trading Companies	Fair Value

Frontier Diversified Series —
Frontier Trading Company XXXVIII	0.59%	$23,731	0.40%	$16,669

Frontier Masters Fund ---
Frontier Trading Company XXXVIII	1.37%	$13,600	0.09%	$907

Frontier Long/Short Commodity Fund ---
Frontier Trading Company XXXVIII	1.16%	$15,597	1.35%	$17,736

Frontier Balanced Fund ---
Frontier Trading Company XXXVIII	0.30%	$33,854	0.41%	$49,755

Frontier Select Fund ---
Frontier Trading Companies XXXVIII	0.59%	$9,590	0.00%	$0

Frontier Global Fund ---
Frontier Trading Company XXXVIII	0.97%	$27,774	0.04%	$1,083

Frontier Heritage Fund ---
Frontier Trading Company XXXVIII	0.93%	$22,925	0.12%	$2,880

The following tables summarize each of the Series’ equity in earnings from unconsolidated Trading Companies and private investment companies for the three months ended March 31, 2021 and March 31, 2020.

	Three Months Ended March, 2021				Three Months Ended March, 2020
			Change in	Net			Change in	Net
	Trading	Realized	Unrealized	Income	Trading	Realized	Unrealized	Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)

Frontier Balanced Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(15,154)	$(15,154)	$-	$-	$(23,301)	$(23,301)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(1,608)	105,068	4,402	107,862	-	101,444	260,300	361,744
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	-	-	-	-	-	(6,308)	(41,608)	(47,916)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	-	-	-	-	-	(310,754)	(332,663)	(643,417)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(6,767)	96,963	(211,084)	(120,888)	-	78,918	(356,986)	(278,068)
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	-	-	-	-	7,506	(259,157)	(251,651)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(2,499)	(183,383)	7,536	(178,346)	-	25,548	(298,885)	(273,337)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(4,323)	49,066	109,945	154,688	-	(23,195)	166,919	143,724
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(11,862)	665,706	(74,900)	578,944	-	33,241	768,387	801,628
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	(940)	(501,183)	394,602	(107,521)	-	-	-	-
Total	$(27,999)	$232,237	$215,347	$419,585	$-	$(93,600)	$(116,994)	$(210,594)

Frontier Global Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$13,872	$13,872	$-	$-	$(5,077)	$(5,077)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(2,508)	172,894	(40,552)	129,834	-	309,658	249,122	558,780
Total	$(2,508)	$172,894	$(26,680)	$143,706	$-	$309,658	$244,045	$553,703

Frontier Select Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$7,332	$7,332	$-	$-	$(6,529)	$(6,529)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(3,497)	198,489	(21,623)	173,369	-	24,954	236,122	261,076
Galaxy Plus Fund - TT Feeder Fund (531) LLC	-	-	-	-	-	(17,031)	(259,074)	(276,105)
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	(392)	(215,079)	166,556	(48,915)	-	-	-	-
Total	$(3,889)	$(16,590)	$152,265	$131,786	$-	$7,923	$(29,481)	$(21,558)

Frontier Heritage Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$10,944	$10,944	$-	$-	$(6,103)	$(6,103)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(1,340)	93,684	(29,457)	62,887	-	33,962	142,571	176,533
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(3,124)	179,878	(23,467)	153,287	-	(29,591)	273,543	243,952
Total	$(4,464)	$273,562	$(41,980)	$227,118	$-	$4,371	$410,011	$414,382

Frontier Long/Short Commodity Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$10,148	$10,148	$-	$-	$(4,706)	$(4,706)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	-	-	-	-	-	(61,736)	(33,649)	(95,385)
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(229)	23,549	(18,332)	4,988	-	820	(137,741)	(136,921)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(1,861)	105,715	(12,891)	90,963	-	(6,455)	111,549	105,094
Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC)	(1,808)	-	(28,559)	(30,367)	-	-	-	-
Total	$(3,898)	$129,264	$(49,634)	$75,732	$-	$(67,371)	$(64,547)	$(131,918)

Frontier Diversified Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$8,063	$8,063	$-	$-	$(1,009)	$(1,009)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(753)	52,525	(1,159)	50,613	-	88,315	152,312	240,627
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	-	-	-	-	-	(10,522)	(20,678)	(31,200)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	-	-	-	-	-	(268,381)	(144,944)	(413,325)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(3,231)	47,548	(95,237)	(50,920)	-	109,016	(298,106)	(189,090)
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	-	-	-	-	3,721	(159,251)	(155,530)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(640)	(46,172)	(2,167)	(48,979)	-	(53,371)	(32,636)	(86,007)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(2,763)	30,374	90,227	117,838	-	(12,007)	134,066	122,059
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(2,011)	110,869	(5,456)	103,402	-	(6,567)	484,523	477,956
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	(219)	(118,037)	94,039	(24,217)	-	-	-	-
Total	$(9,617)	$77,107	$88,310	$155,800	$-	$(149,796)	$114,277	$(35,519)

Frontier Masters Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$11,507	$11,507	$-	$-	$(6,482)	$(6,482)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(353)	23,632	(5,892)	17,387	-	28,637	104,600	133,237
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	-	-	-	-	-	(248,608)	88,339	(160,269)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(1,062)	60,348	(7,732)	51,554	-	(21,114)	156,235	135,121
Galaxy Plus Fund - TT Feeder Fund (531) LLC	-	-	-	-	-	5,948	(102,480)	(96,532)
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	(156)	(83,540)	61,779	(21,917)	-	-	-	-
Total	$(1,571)	$440	$59,662	$58,531	$-	$(235,137)	$240,212	$5,075

The Series’ investments in private investment companies as of March 31, 2021 have certain redemption and liquidity restrictions which are described in the following table:

	Redemptions	Redemptions	Liquidity
	Notice Period	Permitted	Restrictions

Frontier Diversified Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None

Frontier Masters Fund
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Weekly	None
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC	24 hours	Daily	None

Frontier Long/Short Commodity Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC	24 hours	Daily	None

Frontier Balanced Fund
Multi-Strategy
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None

Frontier Select Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC	24 hours	Daily	None

Frontier Global Fund
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None

Frontier Heritage Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None

Effective January 4, 2021, Volt Capital Management AB accessed through Galaxy Plus Fund — Volt Diversified Alpha Feeder Fund (550) LLC became a new commodity trading advisor for Frontier Long/Short Commodity Fund.

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

As of the date of this report, for a Series that has invested in a swap, a Trading Advisor does not receive any management fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. As of December 31, 2020, the management fee embedded in (i) swaps owned by Frontier Diversified Fund was 1.00% per annum, (ii) swaps owned by Frontier Balanced Fund was 1.00% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 1.50% per annum, (iv) swaps owned by Frontier Select Fund was 1.00% per annum, and (v) swaps owned by Frontier Heritage Fund was 1.00% per annum, and the Managing Owner has waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded management fee was accrued on the relevant notional amount of the swap.

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

Incentive Fees—Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated in the Trading Companies by such Series, monthly or quarterly. In addition, the Managing Owner receives a quarterly incentive fee of a certain percentage of new net trading profits generated in the Galaxy Plus entities that have been allocated to the Series. The incentive fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. Because the Frontier Diversified Fund, Frontier Masters Fund, Frontier Balanced Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Long/Short Commodity Fund may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Frontier Balanced Fund and the Frontier Diversified Fund and 20% for the Frontier Global Fund, Frontier Heritage Fund, Frontier Select Fund, Frontier Long/Short Commodity Fund and Frontier Masters Fund. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series. As of the date of this report, for a Series that has invested in a swap, the Managing Owner or Trading Advisor(s) do not receive any incentive fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. December 31, 2020, the range of incentive fees as a percentage of net new trading profits on swaps embedded in (i) swaps owned by Frontier Diversified Fund was 20-25% per annum, (ii) swaps owned by Frontier Balanced Fund was 20-25% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 25% per annum, and (iv) swaps owned by Frontier Heritage Fund was 15% per annum, and the Managing Owner has waived the entire incentive fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded incentive fee was accrued based on the net new trading profits of the swap.

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

The Managing Owner has determined that the purchase of additional units of the relevant series will commence in 2021. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $22,650, $411, $31,725, $352,411, $19,904, $155,675 and $64,729 for the Frontier Diversified, Long/Short Commodity, Masters, Balanced, Select, Global and Heritage Funds, respectively

The following table summarizes fees earned by the Managing Owner and the Former Managing Owner for the three months ended March 31, 2021 and 2020.

Three Months Ended March 31, 2021	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	$-	$1,049	$34,937
Frontier Masters Fund	-	-	210	14,863
Frontier Long/Short Commodity Fund	-	-	54	8,765
Frontier Balanced Fund	49,840	4,619	67,267	114,439
Frontier Select Fund	-	-	11,438	11,355
Frontier Global Fund	-	-	19,938	35,130
Frontier Heritage Fund	-	-	16,157	23,676

Three Months Ended March 31, 2020	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	$-	$7,707	$100,550
Frontier Masters Fund	-	-	595	32,399
Frontier Long/Short Commodity Fund	-	-	111	9,547
Frontier Balanced Fund	-	5,020	125,308	198,985
Frontier Select Fund	-	-	20,160	16,955
Frontier Global Fund	-	-	30,441	55,555
Frontier Heritage Fund	-	-	18,013	29,905

The following table summarizes fees payable to the Managing Owner and Former Managing Owner as of March 31, 2021 and December 31, 2020.

As of March 31, 2021	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$-	$-	$-	$365	$12,341
Frontier Masters Fund	-	-	-	74	5,235
Frontier Long/Short Commodity Fund	-	-	53	-	3,174
Frontier Balanced Fund	49,840	1,629	-	20,826	38,152
Frontier Select Fund	-	-	359	3,803	3,915
Frontier Global Fund	-	-	499	6,559	12,310
Frontier Heritage Fund	-	-	563	5,169	8,360

As of December 31, 2020	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$-	$-	$-	$385	$12,576
Frontier Masters Fund	-	-	-	70	5,460
Frontier Long/Short Commodity Fund	-	-	87	18	2,281
Frontier Balanced Fund	-	8,854	1,376	21,381	37,894
Frontier Select Fund	-	-	179	3,709	3,933
Frontier Global Fund	-	-	326	6,348	11,849
Frontier Heritage Fund	-	-	139	4,794	7,705

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

The following table outlines the interest paid by each Series to the Managing Owner and its ratio to average net assets for the three months ended March 31, 2021 and 2020.

Three Months Ended	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Ratio to Average Net Assets	Ratio to Average Net Assets

Frontier Diversified Fund Class 1	$-	$-	0.00%	0.00%
Frontier Diversified Fund Class 2	-	-	0.00%	0.00%
Frontier Diversified Fund Class 3	-	-	0.00%	0.00%
Frontier Masters Fund Class 1	-	-	0.00%	0.00%
Frontier Masters Fund Class 2	-	-	0.00%	0.00%
Frontier Masters Fund Class 3	-	-	0.00%	0.00%
Frontier Long/Short Commodity Fund Class 2	8	5	0.02%	0.01%
Frontier Long/Short Commodity Fund Class 3	226	114	0.02%	0.01%
Frontier Long/Short Commodity Fund Class 1a	-	-	0.00%	0.00%
Frontier Long/Short Commodity Fund Class 2a	-	-	0.00%	0.00%
Frontier Long/Short Commodity Fund Class 3a	-	-	0.00%	0.00%
Frontier Balanced Fund Class 1	301	2,221	0.00%	0.01%
Frontier Balanced Fund Class 1AP	3	31	0.00%	0.01%
Frontier Balanced Fund Class 2	69	425	0.00%	0.01%
Frontier Balanced Fund Class 2a	1	5	0.00%	0.00%
Frontier Balanced Fund Class 3a	3	23	0.00%	0.00%
Frontier Select Fund Class 1	790	779	0.05%	0.03%
Frontier Select Fund Class 1AP	5	3	0.05%	0.03%
Frontier Select Fund Class 2	35	26	0.05%	0.03%
Frontier Global Fund Class 1	1,455	1,217	0.05%	0.03%
Frontier Global Fund Class 1AP	-	11	0.00%	0.03%
Frontier Global Fund Class 2	103	111	0.05%	0.03%
Frontier Heritage Fund Class 1	1,038	728	0.05%	0.03%
Frontier Heritage Fund Class 1AP	4	3	0.05%	0.03%
Frontier Heritage Fund Class 2	104	170	0.05%	0.03%
Total	$4,145	$5,872

7. Financial Highlights

The following information presents the financial highlights of the Series, for the three months ended March 31, 2021 and 2020. This data has been derived from the information presented in the financial statements.

For the three months ended March 31, 2021.

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2020	$72.68	$88.95	$83.33	$55.18	$67.54	$63.52	$85.99	$55.29	$90.21	$58.37
Net operating results:
Interest income	0.03	0.03	0.03	0.05	0.06	0.06	0.09	0.06	0.09	0.06
Expenses	(1.14)	(0.80)	(0.75)	(2.05)	(1.05)	(0.99)	(0.59)	(0.38)	(0.62)	(0.40)
Net gain/(loss) on investments, net of non-controlling interests	3.05	3.53	3.35	4.26	4.07	3.86	4.91	3.51	5.15	3.74
Net income/(loss)	1.94	2.76	2.64	2.26	3.07	2.93	4.40	3.20	4.61	3.40
Net asset value, March 31, 2021	$74.62	$91.71	$85.97	$57.44	$70.61	$66.45	$90.39	$58.49	$94.82	$61.77

Ratios to average net assets
Net investment income/(loss)	-6.16%	-3.43%	-3.43%	-14.43%	-5.85%	-5.85%	-2.26%	-2.26%	-2.26%	-2.26%
Expenses before incentive fees (3)(4)	6.31%	3.59%	3.59%	14.78%	6.20%	6.20%	2.65%	2.65%	2.65%	2.65%
Expenses after incentive fees (3)(4)	6.31%	3.59%	3.59%	14.78%	6.20%	6.20%	2.65%	2.65%	2.65%	2.65%
Total return before incentive fees (2)	2.67%	3.11%	3.16%	4.10%	4.55%	4.61%	5.12%	5.79%	5.11%	5.82%
Total return after incentive fees (2)	2.67%	3.11%	3.16%	4.10%	4.55%	4.61%	5.12%	5.79%	5.11%	5.82%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2020	$79.93	$96.81	$130.54	$113.20	$112.81	$58.55	$70.99	$94.20
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(1.78)	(1.44)	(1.94)	(1.69)	(1.68)	(0.86)	(0.51)	(0.68)
Net gain/(loss) on investments, net of non-controlling interests	5.24	6.38	8.61	7.47	7.45	4.87	5.93	7.88
Net income/(loss)	3.46	4.94	6.67	5.78	5.77	4.01	5.42	7.20
Net asset value, March 31, 2021	$83.39	$101.75	$137.21	$118.98	$118.58	$62.56	$76.41	$101.40

Ratios to average net assets
Net investment income/(loss)	-7.61%	-4.62%	-4.62%	-4.62%	-4.62%	-5.80%	-2.82%	-2.82%
Expenses before incentive fees (3)(4)	7.18%	4.19%	4.19%	4.19%	4.19%	5.80%	2.82%	2.82%
Expenses after incentive fees (3)(4)	7.61%	4.62%	4.62%	4.62%	4.62%	5.80%	2.82%	2.82%
Total return before incentive fees (2)	4.76%	5.53%	5.54%	5.54%	5.54%	6.84%	7.64%	7.64%
Total return after incentive fees (2)	4.32%	5.10%	5.11%	5.11%	5.11%	6.84%	7.64%	7.64%

	Frontier Global Fund		Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2020	$110.90	$167.56	$96.10	$116.50	$155.92
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00
Expenses	(2.21)	(2.08)	(1.74)	(1.20)	(1.61)
Net gain/(loss) on investments, net of non-controlling interests	5.63	8.54	9.41	11.44	15.31
Net income/(loss)	3.42	6.45	7.67	10.24	13.70
Net asset value, March 31, 2021	$114.32	$174.01	$103.77	$126.74	$169.62

Ratios to average net assets
Net investment income/(loss)	-7.88%	-4.90%	-6.94%	-3.96%	-3.96%
Expenses before incentive fees (3)(4)	7.88%	4.90%	6.94%	3.96%	3.96%
Expenses after incentive fees (3)(4)	7.88%	4.90%	6.94%	3.96%	3.96%
Total return before incentive fees (2)	3.09%	3.85%	7.99%	8.79%	8.79%
Total return after incentive fees (2)	3.09%	3.85%	7.99%	8.79%	8.79%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees are included in the total return.

For the three months ended March 31, 2020

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 1a	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2019	$101.10	$121.58	$113.61	$72.28	$87.18	$81.78	$44.20	$81.60	$52.55	$85.64	$55.31
Net operating results:
Interest income	0.00	0.00	0.00	0.03	0.04	0.04	0.02	0.04	0.03	0.04	0.03
Expenses	(1.77)	(1.11)	(1.02)	(4.46)	(1.32)	(1.24)	(0.75)	(0.59)	(0.38)	(0.62)	(0.40)
Net gain/(loss) on investments, net of non-controlling interests	(20.18)	(24.87)	(23.20)	3.49	0.27	0.31	4.21	7.61	4.77	7.94	5.08
Net income/(loss)	(21.95)	(25.98)	(24.22)	(0.95)	(1.01)	(0.89)	3.49	7.06	4.42	7.36	4.71
Net asset value, March 31, 2020	$79.15	$95.60	$89.39	$71.34	$86.18	$80.89	$47.69	$88.66	$56.98	$93.01	$60.02

Ratios to average net assets
Net investment income/(loss)	-7.11%	-3.68%	-3.68%	-24.52%	-5.87%	-5.87%	-6.43%	-2.64%	-2.64%	-2.64%	-2.64%
Expenses before incentive fees (3)(4)	7.11%	3.68%	3.68%	24.70%	6.05%	6.05%	6.62%	2.83%	2.83%	2.83%	2.83%
Expenses after incentive fees (3)(4)	7.11%	3.68%	3.68%	24.70%	6.05%	6.05%	6.62%	2.83%	2.83%	2.83%	2.83%
Total return before incentive fees (2)	-21.71%	-21.37%	-21.32%	-1.31%	-1.15%	-1.09%	7.89%	8.65%	8.40%	8.60%	8.52%
Total return after incentive fees (2)	-21.71%	-21.37%	-21.32%	-1.31%	-1.15%	-1.09%	7.89%	8.65%	8.40%	8.60%	8.52%

Incentive fee per share	-	-	-	-	-	-
Incentive Fee to ANA	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2019	$117.23	$137.81	$185.82	$161.04	$160.50	$66.56	$78.51	$103.94
Net operating results:
Interest income	0.03	0.04	0.05	0.05	0.05	0.00	0.00	0.00
Expenses	(1.94)	(1.29)	(1.73)	(1.50)	(1.50)	(0.93)	(0.49)	(0.65)
Net gain/(loss) on investments, net of non-controlling interests	(29.31)	(34.70)	(46.77)	(40.51)	(40.39)	1.85	1.97	2.86
Net income/(loss)	(31.21)	(35.94)	(48.45)	(41.97)	(41.84)	0.92	1.49	2.21
Net asset value, March 31, 2020	$86.02	$101.87	$137.37	$119.07	$118.66	$67.48	$79.99	$106.15

Ratios to average net assets
Net investment income/(loss)	-6.74%	-3.75%	-3.75%	-3.75%	-3.75%	-5.44%	-2.43%	-2.43%
Expenses before incentive fees (3)(4)	6.86%	3.87%	3.87%	3.87%	3.87%	5.44%	2.43%	2.43%
Expenses after incentive fees (3)(4)	6.86%	3.87%	3.87%	3.87%	3.87%	5.44%	2.43%	2.43%
Total return before incentive fees (2)	-26.62%	-26.08%	-26.08%	-26.06%	-26.07%	1.39%	1.89%	2.13%
Total return after incentive fees (2)	-26.62%	-26.08%	-26.08%	-26.06%	-26.07%	1.39%	1.89%	2.13%

Incentive fee per share	-	-	-	-	-	-	-	-
Incentive Fee to ANA	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

	Frontier Global Fund			Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2019	$131.52	$154.43	$192.82	$97.54	$114.15	$153.59
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(2.73)	(2.02)	(2.51)	(1.82)	(1.24)	(1.65)
Net gain/(loss) on investments, net of non-controlling interests	17.19	20.67	25.33	18.50	22.46	29.23
Net income/(loss)	14.46	18.66	22.82	16.67	21.22	27.58
Net asset value, March 31, 2020	$145.97	$173.08	$215.64	$114.21	$135.37	$181.17

Ratios to average net assets
Net investment income/(loss)	-8.01%	-5.01%	-5.01%	-7.05%	-4.04%	-4.04%
Expenses before incentive fees (3)(4)	8.01%	5.01%	5.01%	7.05%	4.04%	4.04%
Expenses after incentive fees (3)(4)	8.01%	5.01%	5.01%	7.05%	4.04%	4.04%
Total return before incentive fees (2)	10.99%	12.08%	11.83%	17.09%	18.59%	17.96%
Total return after incentive fees (2)	10.99%	12.08%	11.83%	17.09%	18.59%	17.96%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.
(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees are included in the total return.

8. Derivative Instruments and Hedging Activities

The Series’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Series do not enter into or hold positions for hedging purposes as defined under ASC 815, Derivatives and Hedging (“ASC 815”). The detail of the fair value of the Series’ derivatives by instrument types as of March 31, 2021 and December 31, 2020 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to each Series’ position in swap contracts.

The following tables summarize the monthly averages of futures contracts bought and sold for each respective Series of the Trust:

For the Three Months ended March 31, 2021

Monthly average contracts:
	Bought	Sold
Frontier Balanced Fund	788	787

For the Three Months ended March 31, 2020

Monthly average contracts:
	Bought	Sold
Frontier Balanced Fund	628	625

The following tables summarize the trading revenues for the three months ended March 31, 2021 and March 31, 2020 by sector:

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended March 31, 2021

Type of contract	Frontier Balanced Fund

Agriculturals	$63,312
Currencies	(27,812)
Energies	34,820
Interest rates	106,786
Metals	23,335
Stock indices	171,118
Realized trading income/(loss)(1)	$371,559

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

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended March 31, 2021

Type of contract	Frontier Balanced Fund

Agriculturals	$6,802
Currencies	17,052
Energies	16,600
Interest rates	(76,782)
Metals	(15,723)
Stock indices	4,716
Change in unrealized trading income/(loss)(1)	$(47,335)

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

The following tables present gross and net information about the Series’ assets and liabilities subject to master netting arrangements as disclosed on the statements of financial condition as of March 31, 2021 and December 31, 2020.

As of March 31, 2021

Frontier Balanced Fund	Gross Amounts of recognized Derivative Assets/ Liabilities	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition

Open Trade Equity/(Deficit)	$597,031	$(543,924)	$53,107

As of December 31, 2020

Frontier Balanced Fund	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition

Open Trade Equity/(Deficit)	$814,743	$(714,303)	$100,440

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

From April 1, 2021 through May 10, 2021, Frontier Balanced Fund, Frontier Diversified Fund, Frontier Masters Fund, Frontier Select Fund, and Frontier Global Fund paid $386,076, $396,487, $192,359, $34,782, and $152,295, respectively, in redemptions.

Frontier Funds

Consolidated Statements of Financial Condition

March 31, 2021 (Unaudited) and December 31, 2020

	March 31, 2021	December 31, 2020
ASSETS

Cash and cash equivalents	$455,671	$468,466
U.S. Treasury securities, at fair value	753,617	2,282,606
Receivable from futures commission merchants	741,397	233,973
Open trade equity, at fair value	53,107	100,440
Investments in private investment companies, at fair value	23,186,879	23,089,312
Interest receivable	5,127	45,578
Receivable from related parties	-	26,129
Redemptions receivable from private investment companies	159,765	181,323

Total Assets	$25,355,563	$26,427,827

LIABILITIES & CAPITAL

LIABILITIES
Redemptions payable	$18,281	$38,128
Incentive fees payable to Managing Owner	49,840	-
Management fees payable to Managing Owner	1,629	8,854
Interest payable to Managing Owner	1,474	2,107
Trading fees payable to Managing Owner	83,487	81,698
Service fees payable to Managing Owner	36,796	36,705
Risk analysis fees payable	10,898	9,513
Subscriptions in advance for service fee rebates	647,505	638,962
Payables to related parties	-	26,129
Other liabilities	20,571	16,592

Total Liabilities	870,481	858,688

OWNERS’ CAPITAL
Managing Owner Units	267,619	283,217
Limited Owner Units	24,217,463	25,285,922

Total Owners’ Capital	24,485,082	25,569,139

Total Liabilities and Owners’ Capital	$25,355,563	$26,427,827

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Condensed Schedule of Investments

March 31, 2021 (Unaudited)

		% of Total Capital
Description	Fair Value	(Net Asset Value)
LONG FUTURES CONTRACTS *
Various agriculture futures contracts (Far East)	$1,068	0.00%
Various agriculture futures contracts (Europe)	2,468	0.01%
Various agriculture futures contracts (U.S.)	75,491	0.31%
Various base metals futures contracts (U.S.)	(25,796)	-0.11%
Various currency futures contracts (Europe)	(7,381)	-0.03%
Various currency futures contracts (Far East)	4,564	0.02%
Various currency futures contracts (Latin America)	744	0.00%
Various currency futures contracts (U.S.)	(8,850)	-0.04%
Various energy futures contracts (U.S.)	6,740	0.03%
Various interest rates futures contracts (Europe)	(166,167)	-0.68%
Various interest rates futures contracts (Far East)	(1,298)	-0.01%
Various interest rates futures contracts (U.S.)	(1,563)	-0.01%
Various precious metal futures contracts (U.S.)	21,705	0.09%
Various soft futures contracts (U.S.)	19,624	0.08%
Various stock index futures contracts (Africa)	117	0.00%
Various stock index futures contracts (Europe)	10,124	0.04%
Various stock index futures contracts (Far East)	3,993	0.02%
Various stock index futures contracts (Oceanic)	393	0.00%
Various stock index futures contracts (U.S.)	1,354	0.01%
Various stock index futures contracts (Canada)	(1,270)	-0.01%
Total Long Futures Contracts	$(63,940)	-0.28%

SHORT FUTURES CONTRACTS *
Various agriculture futures contracts (Far East)	$1,299	0.01%
Various agriculture futures contracts (Europe)	2,952	0.01%
Various agriculture futures contracts (U.S.)	(49,181)	-0.20%
Various base metals futures contracts (U.S.)	(1,547)	-0.01%
Various currency futures contracts (Europe)	16,450	0.07%
Various currency futures contracts (Far East)	(524)	0.00%
Various currency futures contracts (Latin America)	4,736	0.02%
Various currency futures contracts (U.S.)	3,488	0.01%
Various energy futures contracts (U.S.)	9,860	0.04%
Various interest rates futures contracts (Europe)	100,326	0.41%
Various interest rates futures contracts (Far East)	9,758	0.04%
Various interest rates futures contracts (U.S.)	21,563	0.09%
Various precious metal futures contracts (U.S.)	5,550	0.02%
Various soft futures contracts (U.S.)	(2,431)	-0.01%
Various stock index futures contracts (Africa)	890	0.00%
Various stock index futures contracts (Canada)	(414)	0.00%
Various stock index futures contracts (Europe)	449	0.00%
Various stock index futures contracts (Far East)	(1,444)	-0.01%
Various stock index futures contracts (U.S.)	(4,733)	-0.02%

Total Short Futures Contracts	$117,047	0.47%
Total Open Trade Equity (Deficit)	$53,107	0.19%

Frontier Funds

Consolidated Condensed Schedule of Investments

March 31, 2021 (Unaudited)

			% of Total Capital
		Fair Value	(Net Asset Value)

PRIVATE INVESTMENT COMPANIES (2)
	Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC)	$247,924	1.01%
	Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	3,307,594	13.51%
	Galaxy Plus Fund - QIM Feeder Fund (526) LLC	1,297,351	5.30%
	Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	147,071	0.60%
	Galaxy Plus Fund - Quest Feeder Fund (517) LLC	2,077,618	8.49%
	Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	7,121,118	29.08%
	Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	5,690,794	23.24%
	Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	2,801,027	11.44%
	Galaxy Plus Fund - LRR Feeder Fund (522) LLC	496,382	2.03%
	Total Private Investment Companies	$23,186,879	94.70%
U.S. TREASURY SECURITIES

FACE VALUE

$596,500	US Treasury Note 6.875% due 08/15/2025 (Cost $756,828)	$753,617	3.08%
	Total U.S. Treasury Securities	$753,617	3.08%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Notes to Consolidated Financial Statements, Note 4.

(2)	See Notes to Consolidated Financial Statements, Note 5.

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Condensed Schedule of Investments

December 31, 2020

% of Total Capital
Description	Fair Value	(Net Asset Value)
LONG FUTURES CONTRACTS *
Various agriculture futures contracts (Far East)	$72,005	0.28%
Various agriculture futures contracts (Europe)	9,803	0.04%
Various agriculture futures contracts (U.S.)	87,496	0.34%
Various base metals futures contracts (U.S.)	22,858	0.09%
Various currency futures contracts (U.S.)	(100)	0.00%
Various currency futures contracts (Europe)	10,573	0.04%
Various currency futures contracts (Latin America)	5,833	0.02%
Various interest rates futures contracts (Europe)	148,949	0.58%
Various interest rates futures contracts (Far East)	2,882	0.01%
Various interest rates futures contracts (U.S.)	2,438	0.01%
Various precious metal futures contracts (U.S.)	28,625	0.11%
Various soft futures contracts (U.S.)	52,349	0.20%
Various stock index futures contracts (Far East)	5,312	0.02%
Total Long Futures Contracts	$449,023	1.74%

SHORT FUTURES CONTRACTS *
Various agriculture futures contracts (Far East)	$(30,963)	-0.12%
Various agriculture futures contracts (Europe)	(10,797)	-0.04%
Various agriculture futures contracts (U.S.)	(92,738)	-0.36%
Various base metals futures contracts (U.S.)	(10,289)	-0.04%
Various currency futures contracts (U.S.)	2,300	0.01%
Various currency futures contracts (Europe)	(10,381)	-0.04%
Various currency futures contracts (Latin America)	2,512	0.01%
Various interest rates futures contracts (Europe)	(127,832)	-0.50%
Various interest rates futures contracts (Far East)	(2,482)	-0.01%
Various interest rates futures contracts (U.S.)	3,656	0.01%
Various precious metal futures contracts (U.S.)	(25,560)	-0.10%
Various soft futures contracts (U.S.)	(42,669)	-0.17%
Various stock index futures contracts (Far East)	(3,340)	-0.01%
Total Short Futures Contracts	$(348,583)	-1.36%
Total Open Trade Equity (Deficit)	$100,440	0.38%
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$3,377,314	13.21%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	1,996,633	7.81%
Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	89,029	0.35%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	1,654,786	6.47%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	7,427,324	29.05%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	5,363,456	20.98%
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	2,715,008	10.62%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	465,759	1.82%
Total Private Investment Companies	$23,089,312	90.31%
U.S. TREASURY SECURITIES

FACE VALUE

$1,755,000	US Treasury Note 6.875% due 08/15/2025 (Cost $2,283,228)	$2,282,606	8.93%
Total U.S. Treasury Securities	$2,282,606	8.93%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Notes to Consolidated Financial Statements, Note 4.

(2)	See Notes to Consolidated Financial Statements, Note 5.

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Statements of Operations

For the Three Months Ended March 31, 2021 and 2020 (Unaudited)

	March 31, 2021	March 31, 2020

Investment income:
Interest - net	$3,721	$7,982

Total Income	3,721	7,982

Expenses:
Incentive Fees	49,840	-
Management Fees	4,619	5,020
Risk analysis Fees	1,386	1,506
Service Fees - Class 1	116,113	202,335
Due Diligence Fees	1,583	4,132
Trading Fees	243,165	443,896
Other Fees	-	-
Total Expenses	416,706	656,889

Investment income/(loss) - net	(412,985)	(648,907)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	371,559	642,235
Net unrealized gain/(loss) on private investment companies	976,504	792,691
Net realized gain/(loss) on private investment companies	249,922	(219,121)
Net change in open trade equity/(deficit)	(47,335)	(25,719)
Net unrealized gain/(loss) on swap contracts	-	(7,490,918)
Net realized gain/(loss) on U.S. Treasury securities	(9,269)	39,967
Net unrealized gain/(loss) on U.S. Treasury securities	(2,167)	12,311
Trading commissions	(6,017)	(8,375)

Net gain/(loss) on investments	1,533,197	(6,256,929)

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$1,120,212	$(6,905,836)

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Statements of Changes in Owners’ Capital

For the Three Months Ending March 31, 2021 (unaudited)

	Managing Owner	Limited Owners	Total

Owners’ Capital, December 31, 2020	$283,217	$25,285,922	$25,569,139

Sale of Units (including transfers)	-	-	-
Redemption of Units (including transfers)	(28,300)	(2,175,969)	(2,204,269)
Payment made by Related Party	-	-	-
Payment made by Managing Owner	-	-	-
Net increase/(decrease) in Owners’	12,702	1,107,510	1,120,212
Capital resulting from operations

Owners’ Capital, March 31, 2021	$267,619	$24,217,463	$24,485,082

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2021 and 2020 (Unaudited)

	March 31, 2021	March 31, 2020

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$1,120,212	$(6,905,836)
Adjustments to reconcile net increase/(decrease) in capital
resulting from operations to net cash provided by (used in)
operating activities:
Change in:
Net change in open trade equity	47,335	114,076
Net unrealized (gain)/loss on swap contracts	-	7,490,918
Net unrealized (gain)/loss on private investment companies	(976,504)	(792,691)
Net realized (gain)/loss on private investment companies	(249,922)	219,121
Net unrealized (gain)/loss on U.S. Treasury securities	2,167	(12,311)
Net realized (gain)/loss on U.S. Treasuries securities	9,269	(39,967)
(Purchases) sales of:
(Purchases) of Swap Contracts	-	(1,647,845)
(Purchases) of U.S. Treasury securities	(737,126)	(2,941,281)
Sales of U.S. Treasury securities	2,250,954	3,421,048
(Purchases) of Private Investment Companies	(3,696,290)	(1,974,303)
Sales of Private Investment Companies	4,825,149	7,444,555
U.S. Treasury interest and premium paid/amortized	3,721	15,565
Increase and/or decrease in:
Receivable from futures commission merchants	(507,424)	2,380,910
Interest receivable	40,451	11,377
Receivable from related parties	26,129	-
Other assets	-	(1,100,463)
Redemptions receivable from private investment companies	21,558	-
Incentive fees payable to Managing Owner	49,840	-
Management fees payable to Managing Owner, net of change in receivable	(7,225)	320
Interest payable to Managing Owner	(633)	2,256
Trading fees payable to Managing Owner	1,789	(28,708)
Service fees payable to Managing Owner	91	(12,056)
Risk analysis fees payable	1,385	1,506
Payables to related parties	(26,129)	-
Subscriptions in advance for service fee rebates	8,543	13,926
Other liabilities	3,979	(419)

Net cash provided by operating activities	2,211,319	5,659,698

Cash Flows from Financing Activities:
Payment for redemption of capital	(2,204,269)	(3,609,228)
Redemptions payable	(19,847)	(133,633)

Net cash provided by (used in) financing activities	(2,224,116)	(3,742,861)

Net increase (decrease) in cash and cash equivalents	(12,795)	1,916,837

Cash and cash equivalents, beginning of period	468,466	367,568
Cash and cash equivalents, end of period	$455,671	$2,284,405

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

As of March 31, 2021, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund Frontier Global Fund (formerly Frontier Winton Fund) and Frontier Heritage Fund separates Units into a maximum of three separate Classes—Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Balanced Fund separates Units into a maximum of five separate Classes—Class 1, Class 1AP, Class 2, Class 2A and Class 3A. The Trust, with respect to the Frontier Long/Short Commodity Fund separates Units into a maximum of five separate Classes—Class 1A, Class 2A, Class 2, Class 3A and Class 3. Between April 15, 2016 and May 10, 2017, a portion of the interests in Frontier Trading Company I, LLC and all of the interests in Frontier Trading Company VII, LLC, Frontier Trading Company XV, LLC, and Frontier Trading Company XXIII LLC held by Frontier Diversified Fund, Frontier Masters Fund, Frontier Select Fund, Frontier Balanced Fund and Frontier Long/Short Commodity Fund were exchanged for equivalent interests in the Galaxy Plus Managed Account Platform (“Galaxy Plus”) which is an unaffiliated, third-party managed account platform. The assets of Frontier Trading Company I, LLC, which included exposure to Quantmetrics Capital Management LLP’s Multi-Strategy Program, Quantitative Investment Management, LLC’s Quantitative Global Program, Quest Partners LLC’s Quest Tracker Index Program, Chesapeake Capital Management, LLC’s Diversified Program, and Doherty Advisors LLC’s Relative Value Moderate Program, the assets of Frontier Trading Company VII, LLC, which included exposure to Emil van Essen LLC’s Multi-Strategy Program, Red Oak Commodity Advisors, Inc.’s Fundamental Diversified Program, Rosetta Capital Management, LLC’s Rosetta Trading Program, and Landmark Trading Company’s Landmark Program, the assets of Frontier Trading Company XV, LLC, which included exposure to Transtrend B.V.’s TT Enhanced Risk (USD) Program, and the assets of Frontier Trading Company XXIII, LLC which included exposure to Fort L.P.’s Global Contrarian Program have been transferred to individual Delaware limited liability companies (“Master Funds”) in Galaxy Plus. Each Master Fund is sponsored and operated by Gemini Alternative Funds, LLC (“Sponsor”). The Sponsor has contracted with the Trading Advisors to manage the portfolios of the Master Funds pursuant to the advisors’ respective program. For those Series that invest in Galaxy Plus, approximately 30-70% of those Series assets are used to support the margin requirements of the Master Funds. The remaining assets of the Series are split between investments in Trading Companies and a pooled cash management account that invests primarily in U.S. Treasury securities. For those Series that do not invest in Galaxy Plus, their assets are split between investments in Trading Companies and investments in the pooled cash management account.

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

Consolidation— The Series, through investing in the Trading Companies and Galaxy Plus, authorize certain Trading Advisors to place trades and manage assets at predetermined investment levels. The Trading Companies were organized by the Managing Owner for the purpose of investing in commodities interests and derivative instruments, and have no operating income or expenses, except for trading income and expenses and a risk analysis fee (for closed Series only), all of which is allocated to the Series, if consolidated by a Series. Galaxy Plus is a series of Delaware limited liability companies, sponsored by Gemini Alternative Funds, LLC, that create exposure to a variety of third party professional managed futures and foreign exchange advisors. Galaxy Plus is available to qualified high-net-worth individuals and institutional investors. Investment interests in Galaxy Plus entities are accounted for using net asset value as the practical expedient, which approximates fair value. Fair value represents the proportionate share of the Trust’s interest in the NAV in the Galaxy Plus entities. The equity interest held by Trust is shown as investments in private investment companies in the statements of financial condition. The income or loss attributable thereto in proportion to of the investment level of the private investment companies is shown in the statements of operations as net unrealized gain/(loss) on private investment companies. The Trading Companies and Series of the Trust are consolidated by the Trust. All intercompany transactions have been eliminated in consolidation.

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

Receivable from Futures Commission Merchants—The Trust deposits assets with an FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of March 31, 2021 and December 31, 2020 and included restricted cash for margin requirements of $308,895 and $321,638 for the Frontier Balanced Fund.

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

Income Taxes—The Trust applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust for the quarter ended March 31, 2021. The 2017 through 2020 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

Each Series is charged service fees as outlined above. In some cases, amounts paid to selling agents might be less than the amount charged to the Series. When this occurs, the service fee is rebated back to the investor in the form of additional units. During 2020, 2019 and 2018, the Series were not allowed to issue additional units. The Managing Owner has determined that the purchase of additional units of the relevant Series will commence in 2021 when the Series are allowed to sell shares again. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $638,962 and $647,505 as of December 31, 2020 and March 31, 2021, respectively.

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

The following table summarizes the instruments that comprise the Trust’s financial asset portfolio, in aggregate, measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

March 31, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$53,107	$-	$-	$53,107
U.S. Treasury Securities	753,617	-	-	753,617

December 31, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$100,440	$-	$-	$100,440
U.S. Treasury Securities	2,282,606	-	-	2,282,606

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

The Trust assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Trust’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the three months ended March 31, 2021 and December 31, 2020, the Trust did not transfer any assets between Levels 1, 2 and 3.

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2020: Swaps $(4,384,210)

4. Swap Contracts

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

The following table summarizes the Trust’s equity in earnings from each of the private investment companies during the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended March, 2021				Three Months Ended March, 2020
	Trading	Realized	Change in Unrealized	Net Income	Trading	Realized	Change in Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$(6,562)	$447,803	$(72,658)	$368,583	$-	$562,016	$908,905	$1,470,921
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	-	-	-	-	-	(16,830)	(62,286)	(79,116)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	-	-	-	-	-	(889,479)	(422,917)	(1,312,396)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(9,998)	144,511	(306,321)	(171,808)	-	187,934	(655,091)	(467,157)
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(229)	23,549	(18,332)	4,988	-	12,047	(556,149)	(544,102)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(3,139)	(229,555)	5,369	(227,325)	-	(27,823)	(331,521)	(359,344)
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	-	-	-	-	-	-	-	-
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(7,086)	79,440	200,172	272,526	-	(35,202)	300,986	265,784
Galaxy Plus Fund - Quest FIT Feeder Fund (535) LLC	-	-	58,149	58,149	-	-	-	-
Galaxy Plus Fund - TT Feeder Fund (531) LLC	-	-	-	-	-	(11,083)	(361,554)	(372,637)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(23,417)	1,321,005	(146,069)	1,151,519	-	(5,532)	2,030,359	2,024,827
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	(1,707)	(917,839)	716,976	(202,570)		-	-	-
Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC)	(1,808)	-	(28,559)	(30,367)
Total	$(53,946)	$868,914	$408,727	$1,223,695	$-	$(223,952)	$850,732	$626,780

The Trust’s investments in private investment companies as of March 31, 2021 have certain redemption and liquidity restrictions which are described in the following table:

	Redemptions Notice	Redemptions	Liquidity
	Period	Permitted	Restrictions
Frontier Funds
Multi-Strategy
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None

Effective January 4, 2021, Volt Capital Management AB accessed through Galaxy Plus Fund - Volt Diversified Alpha Feeder Fund (550) LLC became a new commodity trading advisor for Frontier Long/Short Commodity Fund.

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

Expenses

Management Fees—Each Series of Units pays to the Managing Owner a monthly management fee equal to a percentage of the notional assets of such Series allocated to Trading Companies, calculated on a daily basis. The percentage basis of the fees varies and are in line with the amounts being disclosed below. In addition, the Managing Owner receives a monthly management equal to a certain percentage of the assets in the Galaxy Plus entities attributable to such Series’ (including notional assets), calculated on a monthly basis. The management fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. The total amount of assets of a Series allocated to Trading Advisors and/or reference programs, including (i) actual funds deposited in accounts directed by the Trading Advisors or deposited as margin in respect of swaps or other derivative instruments referencing a reference program plus (ii) any notional equity allocated to the Trading Advisors and any reference programs, is referred to herein as the “notional assets” of the Series. The annual rate of the management fee is: 0.5% for the Frontier Balanced Fund Class 1 and Class 2, 1.0% for the Frontier Balanced Fund Class 1AP, Class 2a and Class 3a, 2.0% for the Frontier Global Fund, Frontier Long/Short Commodity Fund Class 1a, Class 2a and Class 3a and Frontier Masters Fund, 0.75% for Frontier Diversified Fund, 2.5% for the Frontier Heritage Fund and Frontier Select Fund, and 3.5% for the Frontier Long/Short Commodity Fund Class 2 and Class 3. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) and/or waive (up to the percentage specified) any such management fee to the extent any related management fee is paid by a trading company or estimated management fee is embedded in a swap or other derivative instrument. Any management fee embedded in a swap or other derivative instrument may be greater or less than the management fee that would otherwise be charged to the Series by the Managing Owner. As of the date of this report, for a Series that has invested in a swap, the Managing Owner or Trading Advisor(s) do not receive any management fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. As of December 31, 2020, the range of management fees embedded based on fair value of swaps in (i) swaps owned by Frontier Diversified Fund was 1.00% per annum, (ii) swaps owned by Frontier Balanced Fund was 1.00% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 1.50% per annum, and (iv) swaps owned by Frontier Heritage Fund was 1.00% per annum, and the Managing Owner has waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded management fee was accrued on the relevant notional amount of the swap.

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

Incentive Fees—Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated in the Trading Companies by such Series, monthly or quarterly. In addition, the Managing Owner receives a quarterly incentive fee of a certain percentage of new net trading profits generated in the Galaxy Plus entities that have been allocated to the Series. The incentive fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. Because the Frontier Balanced Fund, Frontier Diversified Fund, Frontier Masters Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Long/Short Commodity Fund may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Frontier Balanced Fund and the Frontier Diversified Fund and 20% for the Frontier Global Fund, Frontier Heritage Fund, Frontier Select Fund, Frontier Long/Short Commodity Fund and Frontier Masters Fund. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series. As of the date of this report, for a Series that has invested in a swap, the Managing Owner or Trading Advisor(s) do not receive any incentive fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. As of December 31, 2020, the range of incentive fees as a percentage of net new trading profits on swaps embedded in (i) swaps owned by Frontier Diversified Fund was 20-25% per annum, (ii) swaps owned by Frontier Balanced Fund was 20-25% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 25% per annum, and (iv) swaps owned by Frontier Heritage Fund was 15% per annum, and the Managing Owner has waived the entire incentive fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded incentive fee was accrued based on the net new trading profits of the swap.

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

As of March 31, 2021, the Trust had a payable to the Managing Owner in the amounts of $49,840, $1,629, $1,474, $83,487 and $36,796 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

As of December 31, 2020, the Trust had a payable to the Managing Owner in the amounts of $0, $8,854, $2,107, $81,698, and $36,705 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

For the three months ended March 31, 2021, the Managing Owner earned $49,840, $4,619, $116,113, and $243,165 for incentive fees, management fees, service fees, and trading fees, respectively.

For the three months ended March 31, 2020, the Managing Owner earned $0, $5,020, $202,335 and $448,028 for incentive fees, management fees, service fees, and trading fees, respectively.

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

Aggregate interest income from all sources, including U.S. Treasury Securities assets net of premiums and cash held at clearing brokers, of up to the first 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Global Fund, Frontier Select Fund, and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (For the three months ended March 31, 2021, and 2020 amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees class 1a, Class 2a and Class 3a), Frontier Masters Fund, and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 100% of the interest is retained by the respective Series.

During the three months ended March 31, 2021 and March 31, 2020, the Trust paid $4,145, and $5,872, respectively of such interest income to the Managing Owner. Such amounts are not included in the consolidated statements of operations of the Trust. All other interest income is recorded by the Trust on the consolidated statements of operations.

7. Financial Highlights

The following information presents the financial highlights of the Trust for the three months ended March 31, 2021 and March 31, 2020. This data has been derived from the information presented in the consolidated financial statements.

	2021	2020
Ratios to average net assets (1)
Net investment income/(loss) (1)	-6.20%	-5.77%
Expenses before incentive fees (3) (4)	6.06%	5.84%
Expenses after incentive fees (3) (4)	6.26%	5.84%

Total return before incentive fees (2)	6.45%	-15.26%
Total return after incentive fees (2)	4.56%	-15.26%

(1)	Annualized with the exception of incentive fees.

(2)	Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Consolidated Statements of Operations of the Trust. See footnote 5.

The Trust financial highlights are calculated based upon the Trust’s consolidated financial statements. The consolidated Trust does not issue units and therefore the financial highlights do not disclose any unitized data.

8. Derivative Instruments and Hedging Activities

The Trust’s primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trust does not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trust’s derivatives by instrument types as of March 31, 2021 and December 31, 2020 is included in the Consolidated Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trust’s positions in swap contracts. There are embedded management fees in transacting these swaps ranging from 1% to 1.5% based on fair value of swaps and the embedded incentive fees ranging from 15% to 25% based on net new trading profits on swaps.

For the three months ended March 31, 2021 and March 31, 2020, the monthly average of futures, forwards and options contracts bought was approximately 788 and 628, respectively and sold was approximately 787 and 625, respectively.

The following tables summarize the trading revenues for the three months ended March 31, 2021 and March 31, 2020 by contract type:

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended March 31, 2021

Type of contract

Agriculturals	$63,312
Currencies	(27,812)
Energies	34,820
Interest rates	106,786
Metals	23,335
Stock indices	171,119
Realized trading income/(loss)(1)	$371,560

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

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended March 31, 2021

Type of contract

Agriculturals	$6,802
Currencies	17,052
Energies	16,600
Interest rates	(76,782)
Metals	(15,723)
Stock indices	4,716
Change in unrealized trading income/(loss)(1)	$(47,335)

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

The following tables present gross and net information about the Trust’s assets and liabilities subject the master netting arrangements as disclosed on the consolidated statements of financial condition as of March 31, 2021 and December 31, 2020:

As of March 31, 2021

	Gross Amounts of recognized Derivative Assets/ Liabilities	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition
Open Trade Equity/(Deficit)	$597,031	$(543,924)	$53,107

As of December 31, 2020

	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition
Open Trade Equity/(Deficit)	$814,743	$(714,303)	$100,440

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

10. Indemnifications and Guarantees

The Trust has entered into agreements, which provide for the indemnification of futures clearing brokers, and commodity trading advisers, among others, against losses, costs, claims and liabilities arising from the performance of their individual obligations under such agreements, except for gross negligence, bad faith or willful misconduct. The Trust has had no prior claims or payments pursuant to these agreements. The Trust’s individual maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred. However, based on experience the Trust expects the risk of loss to be remote. Maximum exposure is unfulfilled obligations of the Trust up to the amount of equity at risk with the custodian of the referenced Series, as allocated from the Trading Company. The Trust has not recorded any liability for the guarantees in the accompanying financial statements as it expects any possibility of losses to be remote. The Trust has not recorded any liability for the indemnifications in the accompanying financial statements as it expects any possibility of losses to be remote.

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

From April 1, 2021 through May 10, 2021, the Trust paid $1,161,998 in redemptions.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

The following discussion and analysis contain forward-looking statements about the Managing Owner’s expectations of what may happen in the future. Forward looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our results could differ materially from the results anticipated by our forward-looking statements as a result of many known or unknown factors, including, but not limited to, those factors discussed in “Risk Factors”. See also the “Special Note About Forward-Looking Statements” set forth at the beginning of this report.

The following discussion and tables should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this quarterly report and our 2020 Annual Report on Form 10-K for the year ended December 31, 2020.

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

All management fees, incentive fees, service fees, risk analysis fee (for closed Series only) and trading fees of the Trust are paid to the Managing Owner. It is the responsibility of the Managing Owner to pay all Trading Advisor management and incentive fees, selling agent service fees and all other operating expenses and continuing offering costs of the Trust. Only management fees and incentive fees related to assets allocated through Trading Companies are included in expense on the Statement of Operations. The Series are all charged management and incentive fees on the assets allocated through the Galaxy Plus entities. Those fees are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. As of the date of this report, for a Series that has invested in a swap, the Managing Owner or Trading Advisor(s) do not receive any management fees or incentive fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. In each case, the embedded incentive fee was accrued based on the net new trading profits of the swap. The Series are also charged management and incentive fees on assets allocated to swaps. Such fees are embedded in the fair value of the swap and are included in net unrealized gain (loss) on swap contracts on the Statements of Operations. Embedded in the swap fair value are management and incentive fees being paid to Trading Advisors.

For the three months ended March 31, 2021, none of the Series owned a swap investment and thus were not subject to any related embedded management and/or incentive fees.

For further discussion of fees paid by the Trust, see Item 1-Notes 2 and 6 “Significant Accounting Policies” and “Transactions with Affiliates”, respectively, in the Notes to Financial Statements (unaudited).

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

The trading system and/or approach of each of the major Trading Advisors and the means by which the Series access those Trading Advisors are as follows:

Major Commodity Trading Advisor	Trading System Style	Accessed Through
Aspect Capital Limited	Systematic	Galaxy Plus
Fort, L.P.	Systematic	Galaxy Plus
Quantitative Investment Management, LLC	Systematic	Galaxy Plus
Quest Partners LLC	Systematic	Galaxy Plus
Rosetta Capital Management, LLC	Discretionary	Galaxy Plus
Welton Investment Partners LLC	Systematic	Galaxy Plus
Wimmer Horizon, LLP	Systematic	Trading Company
John Locke Investments SA	Systematic	Galaxy Plus
Volt Capital Management AB	Systematic	Galaxy Plus

*	Effective January 4, 2021, Volt Capital Management AB accessed through Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) became a new commodity trading advisor for Frontier Long Short Commodity Fund.

As of March 31, 2021, the allocation of the assets of each applicable Series of the Trust among the Trading Advisors was as follows:

Allocation as of March 31, 2021 (expressed as a percentage of aggregate notional exposure to commodity trading programs)

Advisor	Frontier Diversified Fund	Frontier Long/Short Commodity Fund	Frontier Masters Fund	Frontier Balanced Fund	Frontier Select Fund	Frontier Global Fund	Frontier Heritage Fund
Aspect Capital Limited	28%	-	56%	18%	-	100%	79%
Fort, L.P.	28%	-	-	19%	-	-	-
Volt Diversified Alpha Fund	-	29%	-	-	-	-	-
John Locke Investments SA	9%	-	26%	13%	52%	-	-
Quantitative Investment Management, LLC	9%	-	-	12%	-	-	-
Quest Partners LLC	19%	-	-	11%	-	-	-
Rosetta Capital Management, LLC	-	48%	-	-	-	-	-
Welton Investment Partners LLC	7%	23%	18%	16%	48%	-	21%
Wimmer Horizon	-	-	-	11%	-	-	-

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At March 31, 2021, cash deposited at the clearing brokers was $308,895 for the Trust. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each month. Currently, with the Federal Funds target rate at 0.00 to 0.25%, this amount is estimated to be 0.00%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds and time deposits. Aggregate interest income from all sources, including U.S. Treasury Securities assets net of premiums and cash held at clearing brokers, of up to 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Global Fund, Frontier Select Fund, and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a and Class 3a), Frontier Masters Fund and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 100% of the interest is retained by the respective Series. The amount reflected in the financial statements for the Trust and Series are disclosed on a net basis. Due to some classes not exceeding the 2% paid to the Managing Owner, amounts earned by those classes may be zero.

Approximately 10% to 30% of the Trust’s assets are expected to be committed as required margin for futures contracts and forwards and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. treasury bills in segregated accounts with the futures broker pursuant to the CEA and regulations there under. Approximately 2% to 6% of the Trust’s assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the CEA, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 64% to 88% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. federally chartered banks. As of March 31, 2021, total cash and cash equivalents held at banking institutions were $73,527 for the Frontier Diversified Fund, $48,324 for the Frontier Long/Short Commodity Fund, $42,138 for the Frontier Masters Fund, $104,891 for the Frontier Balanced Fund, $29,713 for the Frontier Select Fund, $86,051 for the Frontier Global Fund, and $71,027 for the Frontier Heritage Fund.

As a commodity pool, the Trust has large cash positions. Such cash positions are used to pay margin for the trading of futures, forwards and options, and also to pay redemptions. Generally, the Trust has not been forced to liquidate positions to fund redemptions. During the three months ended March 31, 2021, the Trust was able to pay all redemptions.

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

Results of Operations for the Three Months Ended March 31, 2021

Series Returns and Other Information

The returns for each Series and Class of Units for the three months ended March 31, 2021 and 2020, and related information, are discussed below. The activities of the Trust on a consolidated basis are explained through the activity of the underlying Series. Please refer to the discussion of the Series activities in relation to the Trust on a consolidated basis.

Each Series had exposure to commodity interest positions within one or more sectors during the three months ended March 31, 2021 and 2020. The performance of each Series was impacted over the course of the periods by, among other things, the relative performance of the relevant sector or sectors and the commodities within those sectors, the changing allocations among, and the specific positions taken by the Series’ Trading Advisors in, the relevant sector(s) and commodities, and the timing of entries and exits. For certain of the Series, a sector attribution chart has been included at the end of the relevant discussion. Each chart depicts the performance of the relevant Series’ positions within each of the relevant sectors (determined by the Managing Owner using monthly gross return and NAV figures, with various adjustments to net out a proportional allocation of the fees and expenses chargeable to the Series) during the periods presented.

The swaps owned by Frontier Heritage Fund and Frontier Select Fund (through its investment in an unconsolidated trading company) were terminated effective May 30, 2020, and the swaps owned by Frontier Balanced Fund, Frontier Long/Short Commodity Fund and Frontier Diversified Fund were terminated effective December 21, 2020.

Three months ended March 31, 2021 Compared to Three Months Ended March 31, 2020.

Frontier Diversified Fund

The Frontier Diversified Fund— Class 1 NAV gained 2.67% and lost 21.71%, respectively, for the three months ended March 31, 2021 and 2020, net of fees and expenses; the Frontier Diversified Fund—Class 2 NAV gained 3.11% and lost 21.37%, respectively, for the three months ended March 31, 2021 and 2020, net of fees and expenses; the Frontier Diversified Fund—Class 3 NAV gained 3.16% and lost 21.32%, respectively, for the three months ended March 31, 2021 and 2020.

For the three months ended March 31, 2021, the Frontier Diversified Fund recorded net gain on investments of $155,800, net investment loss of $35,601, and total expenses of $37,188, resulting in a net increase in Owners’ capital from operations of $120,199. For the three months ended March 31, 2020, the Frontier Diversified Fund recorded net loss on investments of $2,140,625, net investment loss of $111,606, and total expenses of $111,640, resulting in a net decrease in Owners’ capital from operations of $2,251,871.

Please see additional discussion under “Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020 –Frontier Diversified Fund”.

Frontier Masters Fund

The Frontier Masters Fund—Class 1 NAV gained 4.10% and lost 1.31%, respectively, for the three months ended March 31, 2021 and 2020, net of fees and expenses; the Frontier Masters Fund —Class 2 NAV gained 4.55% and lost 1.15%, respectively, for the three months ended March 31, 2021 and 2020, net of fees and expenses; the Frontier Masters Fund—Class 3 NAV gained 4.61% and lost 1.09%, respectively, for the three months ended March 31, 2021 and 2020, net of fees and expenses.

For the three months ended March 31, 2021, the Frontier Masters Fund recorded net gain on investments of $58,531, net investment loss of $14,509, and total expenses of $15,364, resulting in a net increase in Owners’ capital from operations of $44,022.

For the three months ended March 31, 2020, the Frontier Masters Fund recorded net gain on investments of $10,450, net investment loss of $32,660, and total expenses of $33,650, resulting in a net decrease in Owners’ capital from operations of $22,210.

Please see additional discussion under “Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020— Frontier Masters Fund”.

Frontier Long/Short Commodity Fund

The Frontier Long/Short Commodity Fund—Class 2 NAV gained 5.12% and gained 8.65%, respectively, for the three months ended March 31, 2021 and 2020, net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 3 NAV gained 5.11% and gained 8.60%, respectively, for the three months ended March 31, 2021 and 2020, net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 1a NAV gained 0.00% and gained 7.89%, respectively, for the three months ended March 31, 2021 and 2020, net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 2a NAV gained 5.79% and gained 8.40%, respectively, for the three months ended March 31, 2021 and 2020, net of fees and expenses; the Frontier Long/Short Commodity Fund Class 3a NAV gained 5.82% and gained 8.52%, respectively, for the three months ended March 31, 2021 and 2020, net of fees and expenses.

For the three months ended March 31, 2021, the Frontier Long/Short Commodity Fund recorded net gain on investments of $75,732, net investment loss of $7,630, and total expenses of $8,909, resulting in a net increase in Owners’ capital from operations of $68,102. For the three months ended March 31, 2020, the Frontier Long/Short Commodity Fund recorded net gain on investments of $122,801, net investment loss of $9,104, and total expenses of $9,751, resulting in a net increase in Owners’ capital from operations of $113,697.

Please see additional discussion under “Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020 – Frontier Long/Short Commodity Fund”.

Frontier Balanced Fund

The Frontier Balanced Fund—Class 1 NAV gained 4.32% and lost 26.62%, respectively, for the three months ended March 31, 2021 and 2020, net of fees and expenses; the Frontier Balanced Fund —Class 2 NAV gained 5.11% and lost 26.08%, respectively, for the three months ended March 31, 2021 and 2020, net of fees and expenses; the Frontier Balanced Fund—Class 2a NAV gained 5.11% and lost 26.06%, respectively, for the three months ended March 31, 2021 and 2020, net of fees and expenses; the Frontier Balanced Fund—Class 3a NAV gained 5.11% and lost 26.07%, respectively, for the three months ended March 31, 2021 and 2020, net of fees and expenses; the Frontier Balanced Fund—Class 1AP NAV gained 5.10% and lost 26.08%, respectively, for the three months ended March 31, 2021 and 2020, net of fees and expenses.

For the three months ended March 31, 2021, the Frontier Balanced Fund recorded net gain on investments of $740,524, net investment loss of $237,551, and total expenses of $237,551, resulting in a net increase in Owners’ capital from operations of $502,973. For the three months ended March 31, 2020, the Frontier Balanced Fund recorded net loss on investments of $5,418,209, net investment loss of $324,508, and total expenses of $330,819, resulting in a net decrease in Owners’ capital from operations of $5,742,717.

Please see additional discussion under “Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020 – Frontier Balanced Fund”.

Frontier Select Fund

The Frontier Select Fund—Class 1 NAV gained 6.84% and gained 1.39%, respectively, for the three months ended March 31, 2021 and 2020, net of fees and expenses; the Frontier Select Fund —Class 2 NAV gained 7.64% and gained 2.13%, respectively, for the three months ended March 31, 2021 and 2020, net of fees and expenses; the Frontier Select Fund —Class 1AP NAV gained 7.64% and gained 1.89%, respectively, for the three months ended March 31, 2021 and 2020.

For the three months ended March 31, 2021, the Frontier Select Fund recorded net gain on investments of $131,786, net investment loss of $22,793, and total expenses of $22,793, resulting in a net increase in Owners’ capital from operations of $108,993.

For the three months ended March 31, 2020, the Frontier Select Fund recorded net gain on investments of $81,804, net investment loss of $37,115, and total expenses of $37,115, resulting in a net increase in Owners’ capital from operations of $44,689.

Please see additional discussion under “Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020 – Frontier Select Fund”.

Frontier Global Fund

The Frontier Global Fund—Class 1 NAV gained 3.09% and gained 10.99%, respectively, for the three months ended March 31, 2021 and 2020, net of fees and expenses; the Frontier Global Fund —Class 2 NAV gained 3.85% and gained 11.83%, respectively, for the three months ended March 31, 2021 and 2020, net of fees and expenses; the Frontier Global Fund —Class 1AP NAV gained 0.00% and gained 12.08%, respectively, for the three months ended March 31, 2021 and 2020.

For the three months ended March 31, 2021, the Frontier Global Fund recorded net gain on investments of $143,706, net investment loss of $55,068, and total expenses of $55,068, resulting in a net increase in Owners’ capital from operations of $88,638.

For the three months ended March 31, 2020, the Frontier Global Fund recorded net gain on investments of $559,705, net investment loss of $85,996, and total expenses of $85,996, resulting in a net increase in Owners’ capital from operations of $473,709.

Please see additional discussion under “Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020 – Frontier Global Fund”.

Frontier Heritage Fund

The Frontier Heritage Fund—Class 1 NAV gained 7.99% and gained 17.09%, respectively, for the three months ended March 31, 2021 and 2020, net of fees and expenses; the Frontier Heritage Fund —Class 2 NAV gained 8.79% and gained 17.96% %, respectively, for the three months ended March 31, 2021 and 2020, net of fees and expenses; the Frontier Heritage Fund —Class 1AP NAV gained 8.79% and gained 18.59%, respectively, for the three months ended March 31, 2021 and 2020.

For the three months ended March 31, 2021, the Frontier Heritage Fund recorded net gain on investments of $227,118, net investment loss of $39,833, and total expenses of $39,833, resulting in a net increase in Owners’ capital from operations of $187,285.

For the three months ended March 31, 2020, the Frontier Heritage Fund recorded net gain on investments of $627,072, net investment loss of $47,918, and total expenses of $47,918, resulting in a net increase in Owners’ capital from operations of $478,867, after non-controlling interests of $100,287.

Please see additional discussion under “Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020 – Frontier Heritage Fund”.

Three months ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Frontier Diversified Fund

2021

The Frontier Diversified Fund— Class 1 NAV gained 2.67% and lost 21.71%, respectively, for the three months ended March 31, 2021 and 2020, net of fees and expenses; the Frontier Diversified Fund—Class 2 NAV gained 3.11% and lost 21.37%, respectively, for the three months ended March 31, 2021 and 2020, net of fees and expenses; the Frontier Diversified Fund—Class 3 NAV gained 3.16% and lost 21.32%, respectively, for the three months ended March 31, 2021 and 2020.

For the three months ended March 31, 2021, the Frontier Diversified Fund recorded net gain on investments of $155,800, net investment loss of $35,601, and total expenses of $37,188, resulting in a net increase in Owners’ capital from operations of $120,199. For the three months ended March 31, 2020, the Frontier Diversified Fund recorded net loss on investments of $2,140,265, net investment loss of $111,606, and total expenses of $111,640, resulting in a net decrease in Owners’ capital from operations of $2,251,871.

The NAV per Unit, Class 1, increased from $72.68 at December 31, 2020 to $74.62 as of March 31, 2021. The NAV per Unit, Class 2, increased from $88.95 at December 31, 2020 to $91.71 as of March 31, 2021. The NAV per Unit, Class 3 increased from $83.33 at December 31, 2020 to $85.97 as of March 31, 2021. Total Class 1 subscriptions and redemptions for the period were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $65,868, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $207,581, respectively. Ending capital at March 31, 2021 was $158,366 for Class 1, $411,998 for Class 2, and $3,459,356 for Class 3. Ending capital at December 31, 2020 was $154,260 for Class 1, $466,224 for Class 2, and $3,562,487 for Class 3.

For the three months ended March 31, 2021, Frontier Diversified Fund did not own a swap investment.

The Frontier Diversified Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors.

Three of the six sectors traded in the Frontier Diversified Fund were profitable in Q1 2021. Energies, Agriculturals and Stock Indices were profitable while Metals, Currencies and Interest Rates finished negative for the quarter.

Energies, Agriculturals and Stock Indices were positive year-to-date (“YTD”) while Metals, Currencies and Interest Rates were negative YTD.

In terms of major CTA performance, three of the six major CTAs in the Frontier Diversified Fund were profitable in Q1 2021. Aspect, Quest and Welton finished positive for the quarter. Fort, John Locke and QIM finished negative for the quarter. In terms of YTD performance Aspect, Quest and Welton were positive YTD while Fort, John Locke and QIM were negative YTD.

2020

The Frontier Diversified Fund— Class 1 NAV lost 21.71% and lost 1.38%, respectively, for the three months ended March 31, 2020 and 2019, net of fees and expenses; the Frontier Diversified Fund—Class 2 NAV lost 21.37% and lost 0.95%, respectively for the three months ended March 31, 2020 and 2019, net of fees and expenses; the Frontier Diversified Fund—Class 3 NAV lost 21.32% and lost 0.90%, respectively, for the three months ended March 31, 2020 and 2019.

For the three months ended March 31, 2020, the Frontier Diversified Fund recorded net loss on investments of $2,140,265, net investment loss of $111,606, and total expenses of $111,640, resulting in a net decrease in Owners’ capital from operations of $2,251,871. For the three months ended March 31, 2019, the Frontier Diversified Fund recorded net loss on investments of $66,078, net investment loss of $137,867, and total expenses of $142,735, resulting in a net decrease in Owners’ capital from operations of $203,945.

The NAV per Unit, Class 1, decreased from $101.10 at December 31, 2019 to $79.15 as of March 31, 2020. The NAV per Unit, Class 2, decreased from $121.58 at December 31, 2019 to $95.60 as of March 31, 2020. The NAV per Unit, Class 3 decreased from $113.61 at December 31, 2019 to $89.39 as of March 31, 2020. Total Class 1 subscriptions and redemptions for the period were $0 and $589,750, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $1,274,585, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $369,037, respectively. Ending capital at March 31, 2020 was $572,402 for Class 1, $3,397,113 for Class 2, and $4,282,935 for Class 3. Ending capital at December 31, 2019 is $1,303,195 for Class 1, $5,600,851 for Class 2, and $5,095,574 for Class 3.

The Frontier Diversified Fund invested in one or more swaps as of March 31, 2020. To the extent that the Series invests in a swap, the swap references an index, consisting of the performance realized on the trading program of one or more commodity trading advisors. Such performance is net of management fees and incentive fees paid to the underlying commodity trading advisor(s), brokerage fees and certain other related fees and charges, and therefore these fees are said to be embedded.

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

As of March 31, 2020, the management fee embedded in swaps owned by Frontier Diversified Fund was 1.00% per annum, and the managing owner has waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded management fee is accrued on the relevant notional amount of the swap.

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

Frontier Masters Fund

2021

The Frontier Masters Fund—Class 1 NAV gained 4.10% and lost 1.31%, respectively, for the three months ended March 31, 2021 and 2020, net of fees and expenses; the Frontier Masters Fund —Class 2 NAV gained 4.55 % and lost 1.15%, respectively, for the three months ended March 31, 2021 and 2020, net of fees and expenses; the Frontier Masters Fund—Class 3 NAV gained 4.61% and lost 1.09%, respectively, for the three months ended March 31, 2021 and 2020, net of fees and expenses.

For the three months ended March 31, 2021, the Frontier Masters Fund recorded net gain on investments of $58,531, net investment loss of $14,509, and total expenses of $15,364, resulting in a net increase in Owners’ capital from operations of $44,022.

For the three months ended March 31, 2020, the Frontier Masters Fund recorded net gain on investments of $10,450, net investment loss of $32,660, and total expenses of $33,650, resulting in a net decrease in Owners’ capital from operations of $22,210.

The NAV per Unit, Class 1, increased from $55.18 at December 31, 2020 to $57.44 as of March 31, 2021. The NAV per Unit, Class 2, increased from $67.54 at December 31, 2020 to $70.61 as of March 31, 2021. The NAV per Unit, Class 3, increased from $63.52 at December 31, 2020 to $66.45 as of March 31, 2021. Total Class 1 subscriptions and redemptions for the period were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $10,844, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $33,100, respectively. Ending capital at March 31, 2021 was $10,139 for Class 1, $264,663 for Class 2, and $718,804 for Class 3. Ending capital at December 31, 2020 was $9,740 for Class 1, $263,938 for Class 2, and $719,849 for Class 3.

The Frontier Masters Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, Hybrids and Commodities sectors.

Four of the six sectors which traded in the Frontier Masters Fund were profitable in Q1 2021 and four of the six were profitable YTD. Metals, Energies, Agriculturals and Stock Indices were profitable for Q1 2021 while Currencies and Interest Rates finished negative for the quarter. Metals, Energies, Agriculturals and Stock Indices were profitable YTD while Currencies and Interest Rates finished negative YTD.

In terms of major CTA performance Aspect and Welton finished positive for the quarter. John Locke was negative for the quarter. Aspect and Welton were positive YTD. John Locke was negative YTD.

2020

The Frontier Masters Fund—Class 1 NAV lost 1.31% and lost 3.19%, respectively, for the three months ended March 31, 2020 and 2019, net of fees and expenses; the Frontier Masters Fund —Class 2 NAV lost 1.15% and lost 2.78%, respectively, for the three months ended March 31, 2020 and 2019, net of fees and expenses; the Frontier Masters Fund—Class 3 NAV lost 1.09% and lost 2.71%, respectively, for the three months ended March 31, 2020 and 2019, net of fees and expenses.

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

The NAV per Unit, Class 1, decreased from $72.28 at December 31, 2019 to $71.34 as of March 31, 2020. The NAV per Unit, Class 2, decreased from $87.18 at December 31, 2019 to $86.18 as of March 31, 2020. The NAV per Unit, Class 3, decreased from $81.78 at December 31, 2019 to $80.89 as of March 31, 2020. Total Class 1 subscriptions and redemptions for the period were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $0, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $119,501, respectively. Ending capital at March 31, 2020 was $12,591 for Class 1, $841,014 for Class 2, and $1,242,724 for Class 3. Ending capital at December 31, 2019 was $12,794 for Class 1, $850,808 for Class 2, and $1,374,437 for Class 3. The Frontier Masters Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

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

Frontier Long/Short Commodity Fund

2021

The Frontier Long/Short Commodity Fund—Class 2 NAV gained 5.12% and gained 8.65%, respectively, for the three months ended March 31, 2021 and 2020, net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 3 NAV gained 5.11% and gained 8.60%, respectively, for the three months ended March 31, 2021 and 2020, net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 1a NAV gained 0.00% and gained 7.89%, respectively, for the three months ended March 31, 2021 and 2020, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 2a NAV gained 5.79% and gained 8.40% respectively, for the three months ended March 31, 2021 and 2020, net of fees and expenses; the Frontier Long/Short Commodity Fund Class 3a NAV gained 5.82% and gained 8.52%, respectively, for the three months ended March 31, 2021 and 2020, net of fees and expenses.

For the three months ended March 31, 2021, the Frontier Long/Short Commodity Fund recorded net gain on investments of $75,732, net investment loss of $7,630, and total expenses of $ 8,909, resulting in a net increase in Owners’ capital from operations of $68,102. For the three months ended March 31, 2020, the Frontier Long/Short Commodity Fund recorded net gain on investments of $122,801, net investment loss of $9,104, and total expenses of $9,751, resulting in a net increase in Owners’ capital from operations of $113,697.

The NAV per Unit, Class 2, increased from $85.99 as of December 31, 2020 to $90.39 at March 31, 2021. The NAV per Unit, Class 3, increased from $90.21 as of December 31, 2020 to $94.82 at March 31, 2021. The NAV per Unit, Class 2a, increased from $55.29 as of December 31, 2020 to $58.49 at March 31, 2021. The NAV per Unit, Class 3a, increased from $58.37 as of December 31, 2020 to $61.77 at March 31, 2021. Total Class 2 subscriptions and redemptions for the twelve months were $0 and $423, respectively. Total Class 3 subscriptions and redemptions for the three months were $0 and $18,296, respectively. Total Class 2a subscriptions and redemptions for the three months were $0 and $4,963, respectively. Total Class 3a subscriptions and redemptions for the three months were $0 and $18,086, respectively.

Ending capital at March 31, 2021 is $35,587 for Class 2, $1,008,041 for Class 3, $84,657 for Class 2a, and $211,352 for Class 3a. Ending capital at December 31, 2020 is $34,273 for Class 2, $976,771 for Class 3, $84,857 for Class 2a, and $217,402 for Class 3a.

For the three months ended March 31, 2021, Frontier Long/Short Commodity Fund did not own a swap investment.

The Frontier Long/Short Commodity Fund may have both long and short exposure to the Base Metals, Energies, Grains, Meats, Precious Metals, Financials and Softs sectors, although the majority of the exposure will typically be in the Energies, Metals and Softs sectors.

All seven sectors traded in the Frontier Long/Short Commodity Fund were profitable in Q1 2021 and all seven were profitable YTD. Energies, Base Metals, Grains, Meats, Precious Metals, Softs and Financials finished Q1 2021 positive while none finished negative for the quarter. Energies, Base Metals, Grains, Meats, Precious Metals, Softs and Financials finished positive YTD. None were negative YTD.

In terms of major CTA performance Rosetta and Welton finished positive for the quarter. Volt was negative for the quarter.

In terms of YTD performance, Rosetta and Welton were positive YTD while Volt was negative YTD.

2020

The Frontier Long/Short Commodity Fund—Class 2 NAV gained 8.65% and lost 5.21%, respectively, for the three months ended March 31, 2020 and 2019 net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 3 NAV gained 8.60% and lost 5.22%, respectively for the three months ended March 31, 2020 and 2019, net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 1a NAV gained 7.89% and lost 11.73% respectively, for the three months ended March 31, 2020 and 2019, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 2a NAV gained 8.40% and lost 11.37%, respectively, for the three months ended March 31, 2020 and 2019, net of fees and expenses; the Frontier Long/Short Commodity Fund Class 3a NAV gained 8.52% and lost 11.27%, respectively, for the three months ended March 31, 2020 and 2019, net of fees and expenses.

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

Ending capital at March 31, 2020 is $43,043 for Class 2, $1,068,324 for Class 3, $12,359 for Class 1a, $88,732 for Class 2a and $225,859 for Class 3a. Ending capital at December 31, 2019 is $41,045 for Class 2, $991,828 for Class 3, $11,447 for Class 1a, $81,826 for Class 2a and $208,144 for Class 3a.

The Frontier Long/Short Commodity Fund invested in one or more swaps as of March 31, 2020. To the extent that the Series invests in a swap, the swap references an index, consisting of the performance realized on the trading program of one or more commodity trading advisors. Such performance is net of management fees and incentive fees paid to the underlying commodity trading advisor(s), brokerage fees and certain other related fees and charges, and therefore these fees are said to be embedded.

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

Based on an analysis of the management fees charged to Frontier Long/Short Commodity Fund, the effective management fee rate of the Series were lower than the management fee rate otherwise payable to the Managing Owner. The effective management fee rate for the Series was calculated for the period covered by the Form 10-Q by dividing the aggregate management fees paid by such Series (whether directly to the Managing Owner, or as an embedded management fee paid to a third-party commodity trading advisor) by the aggregate assets on which such management fees were paid For the quarter ended March 31, 2020, the effective management fee rate of the Frontier Long/Short Commodity Fund was 1.86%, compared to a management fee payable to the Managing Owner of 2.00%. For the quarter ended March 31, 2020, the management and incentive fees embedded in gains (losses) from trading companies owned by the Frontier Long/Short Commodity Fund was $3,579.

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

In terms of YTD performance, JE Moody and Welton was positive YTD while Emil Van Essen and Rosetta were negative YTD.

Frontier Balanced Fund

2021

The Frontier Balanced Fund—Class 1 NAV gained 4.32% and lost 26.62%, respectively, for the three months ended March 31, 2021 and 2020, net of fees and expenses; the Frontier Balanced Fund —Class 2 NAV gained 5.11% and lost 26.08%, respectively, for the three months ended March 31, 2021 and 2020, net of fees and expenses; the Frontier Balanced Fund —Class 2a NAV gained 5.11% and lost 26.06%, respectively, for the three months ended March 31, 2021 and 2020, net of fees and expenses; the Frontier Balanced Fund —Class 3a NAV gained 5.11% and lost 26.07%, respectively, for the three months ended March 31, 2021 and 2020, net of fees and expenses; the Frontier Balanced Fund —Class 1AP NAV gained 5.10% and lost 26.08%, for the three months ended March 31, 2021 and 2020, net of fees and expenses.

For the three months ended March 31, 2021, the Frontier Balanced Fund recorded net gain on investments of $740,524, net investment loss of $237,551, and total expenses of $237,551, resulting in a net increase in Owners’ capital from operations of $502,973. For the three months ended March 31, 2020, the Frontier Balanced Fund recorded net loss on investments of $5,418,209, net investment loss of $324,508, and total expenses of $330,819, resulting in a net decrease in Owners’ capital from operations of $5,742,717.

The NAV per Unit, Class 1, increased from $79.93 as of December 31, 2020 to $83.39 at March 31, 2021. The NAV per Unit, Class 1AP, increased from $96.81 as of December 31, 2020 to $101.75 at March 31, 2021. The NAV per Unit, Class 2, increased from $130.54 as of December 31, 2020 to $137.21 at March 31, 2021. For Class 2a, the NAV per Unit increased from $113.20 as of December 31, 2020 to $118.98 at March 31, 2021. For Class 3a, the NAV per Unit increased from $112.81 as of December 31, 2020 to $118.58 at March 31, 2021. Total Class 1 subscriptions and redemptions for the three months were $0 and $1,073,816, respectively. Total Class 1AP subscriptions and redemptions for the three months were $0 and $966, respectively. Total Class 2 subscriptions and redemptions for the three months were $0 and $351,644, respectively. Total Class 2a subscriptions and redemptions for the three months were $0 and $7,000, respectively. Total Class 3a subscriptions and redemptions for the three months were $0 and $28,339, respectively. Ending capital at March 31, 2021, was $8,737,092 for Class 1, $112,571 for Class 1 AP, $1,694,239 for Class 2, $104,292 for Class 2a and $503,290 for Class 3a. Ending capital at December 31, 2020, was $9,430,532 for Class 1, $108,053 for Class 1 AP, $1,958,169 for Class 2, $106,377 for Class 2a and $507,148 for Class 3a.

For the three months ended March 31, 2021, Frontier Balanced Fund did not own a swap investment.

The Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Three of the six sectors traded in the Frontier Balanced Fund were profitable in Q1 2020 and three of the six were profitable YTD. Energies, Agriculturals and Stock Indices were profitable for Q1 2020 while Metals, Currencies and Interest Rates finished negative for the quarter. Energies, Agriculturals and Stock Indices were positive YTD while Metals, Currencies and Interest Rates were negative YTD.

In terms of major CTA performance, Aspect Capital, Welton and Wimmer Horizon finished positive for the quarter. Fort LP (GC), John Locke and Quantitative Investment Management were negative for the quarter.

Aspect Capital, Welton and Wimmer Horizon were positive YTD while Fort LP (GC), John Locke and Quantitative Investment Management were negative YTD.

2020

The Frontier Balanced Fund—Class 1 NAV lost 26.62% and lost 2.33%, respectively, for the three months ended March 31, 2020 and 2019, net of fees and expenses; the Frontier Balanced Fund —Class 2 NAV lost 26.08% and lost 1.60%, respectively, for the three months ended March 31, 2020 and 2019, net of fees and expenses; the Frontier Balanced Fund —Class 2a NAV lost 26.06% and lost 1.62%, respectively, for the three months ended March 31, 2020 and 2019, net of fees and expenses; the Frontier Balanced Fund —Class 3a NAV lost 26.07% and lost 1.59%, respectively, for the three months ended March 31, 2020 and 2019, net of fees and expenses; the Frontier Balanced Fund —Class 1AP NAV lost 26.08% and lost 1.60%, respectively, for the three months ended March 31, 2020 and 2019, net of fees and expenses.

For the three months ended March 31, 2020, the Frontier Balanced Fund recorded net loss on investments of $5,418,209, net investment loss of $324,508, and total expenses of $330,819, resulting in a net decrease in Owners’ capital from operations of $5,742,717. For the three months ended March 31, 2019, the Frontier Balanced Fund recorded net loss on investments of $273,490, net investment loss of $445,648, and total expenses of $457,008, resulting in a net decrease in Owners’ capital from operations of $719,138.

The NAV per Unit, Class 1, decreased from $117.23 as of December 31, 2019 to $86.02 at March 31, 2020. The NAV per Unit, Class 1AP, decreased from $137.81 as of December 31, 2019 to $101.87 at March 31, 2020. The NAV per Unit, Class 2, decreased from $185.82 as of December 31, 2019 to $137.37 at March 31, 2020. For Class 2a, the NAV per Unit decreased from $161.04 as of December 31, 2019 to $119.07 at March 31, 2020. For Class 3a, the NAV per Unit decreased from $160.50 as of December 31, 2019 to $118.66 at March 31, 2020. Total Class 1 subscriptions and redemptions for the three months were $0 and $854,782, respectively. Total Class 1AP subscriptions and redemptions for the three months were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the three months were $0 and $65,517, respectively. Total Class 2a subscriptions and redemptions for the three months were $0 and $0, respectively. Total Class 3a subscriptions and redemptions for the three months were $0 and $0, respectively. Ending capital at March 31, 2020 was $12,405,891 for Class 1, $176,344 for Class 1 AP, $2,438,379 for Class 2, $144,303 for Class 2a and $665,828 for Class 3a. Ending capital at December 31, 2019 was $17,797,600 for Class 1, $238,544 for Class 1 AP, $3,361,853 for Class 2, $195,181 for Class 2a and $900,583 for Class 3a.

The Frontier Balanced Fund invested in one or more swaps as of March 31, 2020. To the extent that the Series invests in a swap, the swap references an index, consisting of the performance realized on the trading program of one or more commodity trading advisors. Such performance is net of management fees and incentive fees paid to the underlying commodity trading advisor(s), brokerage fees and certain other related fees and charges, and therefore these fees are said to be embedded.

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

Frontier Select Fund

2021

The Frontier Select Fund—Class 1 NAV gained 6.84% and gained 1.39%, respectively, for the three months ended March 31, 2021 and 2020, net of fees and expenses; the Frontier Select Fund —Class 2 NAV gained 7.64% and gained 2.13%, respectively, for the three months ended March 31, 2021 and 2020, net of fees and expenses; the Frontier Select Fund—Class 1AP NAV gained 7.64% and gained 1.89%, respectively, for the three months ended March 31, 2021 and 2020.

For the three months ended March 31, 2021, the Frontier Select Fund recorded net gain on investments of $131,786, net investment loss of $22,793, and total expenses of $22,793, resulting in a net increase in Owners’ capital from operations of $108,993. For the three months ended March 31, 2020, the Frontier Select Fund recorded net gain on investments of $81,804, net investment loss of $37,115, and total expenses of $37,115, resulting in a net increase in Owners’ capital from operations of $44,689.

The NAV per Unit, Class 1, increased from $58.55 as of December 31, 2020 to $62.56 at March 31, 2021. The NAV per Unit, Class 1AP, increased from $70.99 as of December 31, 2020 to $76.41 at March 31, 2021. The NAV per Unit, Class 2, increased from $94.20 as of December 31, 2020 to $101.40 at March 31, 2021. Total Class 1 subscriptions and redemptions for the three months ended March 31, 2021, were $0 and $130,530, respectively. Total Class 1AP subscriptions and redemptions for the three months ended March 31, 2021, were $0 and $656, respectively. Total Class 2 subscriptions and redemptions for the three months ended March 31, 2021, were $0 and $1,282, respectively. Ending capital at March 31, 2021 was $1,547,969 for Class 1, $9,897 for Class 1AP, and $71,787 for Class 2. Ending capital at December 31, 2020 was $1,575,328 for Class 1, $9,821 for Class 1AP, and $67,979 for Class 2.

For the three months ended March 31, 2021, Frontier Select Fund did not own a swap investment.

The Frontier Select Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Four of the six sectors traded in the Frontier Select Fund were profitable in Q1 2021 and four of the six were profitable YTD. Metals, Energies, Agriculturals and Stock Indices were positive while Currencies and Interest Rates were negative for the quarter. Metals, Energies, Agriculturals and Stock Indices were profitable YTD while Currencies and Interest Rates finished negative YTD.

In terms of major CTA performance, Welton finished positive for the quarter and John Locke finished negative for the quarter. Welton finished positive YTD while John Locke finished negative YTD.

2020

The Frontier Select Fund—Class 1 NAV gained 1.39% and lost 0.91%, respectively, for the three months ended March 31, 2020 and 2019, net of fees and expenses; the Frontier Select Fund —Class 2 NAV gained 2.13% and lost 0.18%, respectively, for the three months ended March 31, 2020 and 2019, net of fees and expenses; the Frontier Select Fund—Class 1AP NAV gained 1.89% and lost 0.21%, respectively, for the three months ended March 31, 2020 and 2019.

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

The NAV per Unit, Class 1, increased from $66.56 as of December 31, 2019 to $67.48 at March 31, 2020. The NAV per Unit, Class 1AP, increased from $78.51 as of December 31, 2019 to $79.99 at March 31, 2020. The NAV per Unit, Class 2, increased from $103.94 as of December 31, 2019 to $106.15 at March 31, 2020. Total Class 1 subscriptions and redemptions for the three months ended March 31, 2020, were $0 and $162,985, respectively. Total Class 1AP subscriptions and redemptions for the three months ended March 31, 2019, were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the three months ended March 31, 2019, were $0 and $5,198, respectively. Ending capital at March 31, 2020 was $2,594,384 for Class 1, $11,067 for Class 1AP, and $87,681 for Class 2. Ending capital at December 31, 2019 was $2,715,051 for Class 1, $10,834 for Class 1AP, and $90,741 for Class 2.

The Frontier Select Fund invested in one or more swaps as of March 31, 2020. The swap owned by the Frontier Select Fund was terminated effective May 30, 2020. To the extent that the Series invests in a swap, the swap references an index, consisting of the performance realized on the trading program of one or more commodity trading advisors. Such performance is net of management fees and incentive fees paid to the underlying commodity trading advisor(s), brokerage fees and certain other related fees and charges, and therefore these fees are said to be embedded.

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

As of March 31, 2020, the management fee embedded in swaps owned by Frontier Select Fund was 1.00% per annum, and the managing owner has waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded management fee is accrued on the relevant notional amount of the swap.

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

Frontier Global Fund

2021

The Frontier Global Fund—Class 1 NAV gained 3.09% and gained 10.99%, respectively, for the three months ended March 31, 2021 and 2020, net of fees and expenses; the Frontier Global Fund—Class 2 NAV gained 3.85% and gained 11.83%, respectively, for the three months ended March 31, 2021 and 2020, net of fees and expenses; the Frontier Global Fund—Class 1AP NAV gained 0% and gained 12.08%, respectively, for the three months ended March 31, 2021 and 2020.

For the three months ended March 31, 2021, the Frontier Global Fund recorded net gain on investments of $143,706, net investment loss of $55,068, and total expenses of $55,068, resulting in a net increase in Owners’ capital from operations of $88,638. For the three months ended March 31, 2020, the Frontier Global Fund recorded net gain on investments of $559,705, net investment loss of $85,996, and total expenses of $85,996, resulting in a net increase in Owners’ capital from operations of $473,709.

The NAV per Unit, Class 1, increased from $110.90 at December 31, 2020 to $114.32 as of March 31, 2021. The NAV per Unit, Class 1AP The NAV per Unit, Class 2, increased from $167.56 at December 31, 2020 to $174.01 as of March 31, 2021. Total Class 1 subscriptions and redemptions for the period were $0 and $139,476, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $2,000, respectively. Ending capital at March 31, 2021 was $2,683,941 for Class 1, $193,871 for Class 2 and Ending capital at December 31, 2020 was $2,741,972 for Class 1 and $188,677 for Class 2.

Frontier Global Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Four of the six sectors traded in the Frontier Global Fund were profitable in Q1 2021 and four of the six were profitable YTD. Metals, Energies, Agriculturals and Stock Indices were positive while Currencies and Interest Rates were negative for the quarter. Metals, Energies, Agriculturals and Stock Indices were positive YTD while Currencies and Interest Rates were negative YTD.

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

For the three months ended March 31, 2020, the Frontier Global Fund recorded net gain on investments of $559,705, net investment loss of $85,996, and total expenses of $85,996, resulting in a net increase in Owners’ capital from operations of $473,709. For the three months ended March 31, 2019, the Frontier Global Fund recorded net gain on investments of $355,477, net investment loss of $94,838, and, total expenses of $94,838, resulting in a net increase in Owners’ capital from operations of $240,639.

The NAV per Unit, Class 1, increased from $131.52 at December 31, 2019 to $145.97 as of March 31, 2020. The NAV per Unit, Class 2, increased from $192.82 at December 31, 2019 to $215.64 as of March 31, 2020. The NAV per Unit, Class 1AP, increased from $154.43 at December 31, 2019 to $173.08 as of March 31, 2020. Total Class 1 subscriptions and redemptions for the period were $0 and $832,035, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $0, respectively. Total Class 1AP subscriptions and redemptions for the period were $0 and $0, respectively. Ending capital at March 31, 2020 was $4,069,172 for Class 1, $383,792 for Class 2, and $36,954 for Class 1AP. Ending capital at December 31, 2019 was $4,471,980 for Class 1, $343,217 for Class 2, and $33,047 for Class 1AP.

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

Frontier Heritage Fund

2021

The Frontier Heritage Fund—Class 1 NAV gained 7.99% and gained 17.09%, respectively, for the three months ended March 31, 2021 and 2020, net of fees and expenses; the Frontier Heritage Fund—Class 2 NAV gained 8.79% and gained 17.96%, respectively for the three months ended March 31, 2021 and 2020, net of fees and expenses; the Frontier Heritage Fund—Class 1AP NAV gained 8.79% and gained 18.59%, respectively, for the three months ended March 31, 2021 and 2020.

For the three months ended March 31, 2021, the Frontier Heritage Fund recorded net gain on investments of $227,118, net investment loss of $39,833, and total expenses of $39,833, resulting in a net increase in Owners’ capital from operations of $187,285, after non-controlling interests of $0. For the three months ended March 31, 2020, the Frontier Heritage Fund recorded net gain on investments of $627,072, net investment loss of $47,918, and total expenses of $47,918, resulting in a net increase in Owners’ capital from operations of $478,867, after non-controlling interests of $100,287.

The NAV per Unit, Class 1, increased from $96.10 as of December 31, 2020 to $103.77 at March 31, 2021. The NAV per Unit, Class 1AP, increased from $116.50 as of December 31, 2020 to $126.74 at March 31, 2021. The NAV per Unit, Class 2, increased from $155.92 as of December 31, 2020 to $169.62 at March 31, 2021. Total Class 1 subscriptions and redemptions for the three months were $0 and $108,298, respectively. Total Class 1AP subscriptions and redemptions for the three months were $0 and $1,099, respectively. Total Class 2 subscriptions and redemptions for the three months were $0 and $0, respectively. Ending capital at March 31, 2021 was $2,229,166 for Class 1, $8,085 for Class 1AP, and $225,919 for Class 2. Ending capital at December 31, 2020 was $2,169,152 for Class 1, $8,460 for Class 1AP, and $207,670 for Class 2.

For the three months ended March 31, 2021, Frontier Heritage Fund did not own a swap investment.

The Frontier Heritage Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Four of the six sectors traded in the Frontier Heritage Fund were profitable in Q1 2021 and four of the six were profitable YTD. Metals, Energies, Agriculturals and Stock Indices were positive while Currencies and Interest Rates were negative for the quarter. Metals, Energies, Agriculturals and Stock Indices were positive YTD while Currencies and Interest Rates were negative YTD.

In terms of major CTA performance, Aspect Capital and Welton were positive for Q1 2021 while no CTA’s were negative for the quarter. Aspect Capital and Welton were positive YTD while no CTA’s were negative YTD.

2020

The Frontier Heritage Fund—Class 1 NAV gained 17.09% and lost 0.15%, respectively, for the three months ended March 31, 2020 and 2019, net of fees and expenses; the Frontier Heritage Fund—Class 2 NAV gained 17.96% and gained 0.61%, respectively, for the three months ended March 31, 2020 and 2019, net of fees and expenses; the Frontier Heritage Fund—Class 1AP NAV gained 18.59% and gained 0.60%, respectively, for the three months ended March 31, 2020 and 2019.

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

The Frontier Heritage Fund invested in one or more swaps as of March 31, 2020. To the extent that the Series invests in a swap, the swap references an index, consisting of the performance realized on the trading program of one or more commodity trading advisors. Such performance is net of management fees and incentive fees paid to the underlying commodity trading advisor(s), brokerage fees and certain other related fees and charges, and therefore these fees are said to be embedded.

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

As of March 31, 2020, the management fee embedded in swaps owned by Frontier Heritage Fund was 1.00% per annum, and the managing owner has waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded management fee is accrued on the relevant notional amount of the swap.

Based on an analysis of the management fees charged to Frontier Heritage Fund, the effective management fee rate of the Frontier Heritage Fund was lower than the management fee rate otherwise payable to the Managing Owner. The effective management fee rate for the Series was calculated for the period covered by the Form 10-Q by dividing the aggregate management fees paid by such Series (whether directly to the Managing Owner, or as an embedded management fee paid to a third-party commodity trading advisor) by the aggregate assets on which such management fees were paid. For the period ended March 31, 2020, the effective management fee rate of the Frontier Heritage Fund was 2.17%, compared to a management fee payable to the Managing Owner of 2.50%. For the quarter ended March 31, 2020, the management and incentive fees embedded in gains (losses) from trading companies owned by the Frontier Heritage Fund was $5,087

The Frontier Heritage Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

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

Value at Risk by Market Sectors

The following tables present the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of March 31, 2021 and December 31, 2020. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

DOMESTIC EXPOSURE

Frontier Balanced Fund:

	March 31, 2021		December 31, 2020
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
MARKET SECTOR	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
Interest Rates	$23,126	0.21%	$6,095	0.05%
Currencies	321,232	2.88%	324,038	2.68%
Stock Indices	6,087	0.05%	-	0.00%
Metals	54,597	0.49%	87,332	0.72%
Agriculturals/Softs	146,727	1.32%	275,253	2.27%
Energy	16,599	0.15%	-	0.00%
Total:	$568,368	5.10%	$692,718	5.72%

The swaps owned by Frontier Heritage Fund and Frontier Select Fund (through its investment in an unconsolidated trading company) were terminated effective May 30, 2020, and the swaps owned by Frontier Balanced Fund, Frontier Long/Short Commodity Fund and Frontier Diversified Fund were terminated effective December 21, 2020.

Value at Risk: Foreign Markets

The following tables present the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of March 31, 2021 and December 31, 2020. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

FOREIGN EXPOSURE

Frontier Balanced Fund:

	March 31, 2021		December 31, 2020
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
MARKET SECTOR	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
Interest Rates	$277,548	2.49%	$282,145	2.33%
Currencies	28,919	0.26%	20,954	0.17%
Stock Indices	19,094	0.17%	8,652	0.07%
Metals	-	0.00%	-	0.00%
Agriculturals/Softs	13,266	0.12%	131,914	1.09%
Energy	-	0.00%	-	0.00%
Total:	$338,827	3.04%	$443,665	3.66%

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of March 31, 2021, by market sector.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chairman and Chief Financial Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), for the Trust and each Series as of March 31, 2021 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can only provide reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon their evaluation, the Chairman and Chief Financial Officer of the Managing Owner concluded that, as of the Evaluation Date, the disclosure controls and procedures for the Trust and each Series were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust and each Series required to be included in the Trust’s periodic SEC filing.

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

Management assessed the effectiveness of the internal control over financial reporting for the Trust and each Series as of March 31, 2021, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 report entitled Internal Control-Integrated Framework.

Based on that assessment, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that the Trust maintained effective internal control over financial reporting as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting for the quarter ended March 31, 2021.

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

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Trust’s annual report on Form 10-K for the fiscal year ended December 31, 2020

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding the sale of unregistered Units by the Trust for the three months ended March 31, 2021. The number of Units listed below for each transaction is the aggregate number of Units in the particular Series of the Trust purchased in such transaction. The consideration listed below for each transaction is, except as otherwise noted, the aggregate amount of cash paid for the Units purchased. For each transaction reported below, the price per Unit was NAV per Unit at the time of the transaction and the Managing Owner of the Trust was the purchaser of the Units. No underwriting discount or sales commission was paid or received with respect to any of the transactions reported below. The Trust claims an exemption from registration of each of the transactions listed below under Section 4(a)(2) of the Securities Act of 1933, as amended, as a sale by an issuer not involving a public offering.

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

Frontier Funds
(Registrant)

Date: May 17, 2021	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

Date: May 17, 2021	By:	/s/ Patrick F. Hart III
Patrick F. Hart III
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Balanced Fund,
a Series of Frontier Funds
(Registrant)

Date: May 17, 2021	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

Date: May 17, 2021	By:	/s/ Patrick F. Hart III
Patrick F. Hart III
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Heritage Fund,
a Series of Frontier Funds
(Registrant)

Date: May 17, 2021	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

Date: May 17, 2021	By:	/s/ Patrick F. Hart III
Patrick F. Hart III
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Global Fund
a Series of Frontier Funds
(Registrant)

Date: May 17, 2021	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

Date: May 17, 2021	By:	/s/ Patrick F. Hart III
Patrick F. Hart III
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Select Fund,
a Series of Frontier Funds (Registrant)

Date: May 17, 2021	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

Date: May 17, 2021	By:	/s/ Patrick F. Hart III
Patrick F. Hart III
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Long/Short Commodity Fund, a Series of Frontier Funds (Registrant)

Date: May 17, 2021	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

Date: May 17, 2021	By:	/s/ Patrick F. Hart III
Patrick F. Hart III
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Diversified Fund,
a Series of Frontier Funds
(Registrant)

Date: May 17, 2021	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

Date: May 17, 2021	By:	/s/ Patrick F. Hart III
Patrick F. Hart III
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Masters Fund,
a Series of Frontier Funds
(Registrant)

Date: May 17, 2021	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

Date: May 17, 2021	By:	/s/ Patrick F. Hart III
Patrick F. Hart III
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds