Form 10-K/A
period 2020-12-31
Frontier Funds; Frontier Heritage Fund; Frontier Masters Fund; Frontier Select Fund; Frontier Long/Short Commodity Fund; Frontier Diversified Fund; Frontier Balanced Fund; Frontier Global Fund
filed 2021-07-08
CIK 1261379, 1389123, 1450722, 1389125, 1389128, 1450720, 1389122, 1389124

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

EXPLANATORY NOTE

The purpose of this Amendment (the “Amendment”) to our Form 10-K for the annual period ended December 31, 2020 (the “Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021 (the “Original Filing”), is solely to include the Independent Auditor’s Report for the period of the report, which was inadvertently omitted from the Original Filing.

Except as described above, this Amendment does not amend, update or change any other items or disclosures in the Original Filing. This Amendment speaks only as of the date the Original Filing was filed, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amendment should be read in conjunction with the filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

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

Effective February 21, 2021, Gemini Alternative Funds, LLC changed its name to New Hyde Park Alternative Funds, LLC.

From January 01, 2021 through March 10, 2021, the Trust paid $2,163,652 in redemptions.

Independent Auditor’s Report

To the Executive Committee of Frontier Funds

Report on the Financial Statements

We have audited the accompanying financial statements of Frontier Trading Company I, LLC, Frontier Trading Company II, Frontier Fund Trading Company XXXIV, LLC, Frontier Trading Company XXXV, LLC, Frontier Trading Company XXXVII, LLC, Frontier Trading Company XXXVIII, LLC, and Frontier Trading Company XXXIX, LLC (collectively, the “Trading Companies”), which comprise the statements of financial condition, including the condensed schedule of investments, as of December 31, 2020 and 2019, the related statements of operations, changes in members’ equity, and cash flow for each of the years then ended, and the related notes to the financial statements in conformity with accounting principles generally accepted in the United States of America.

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

Auditor’s Responsibility

Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are from material misstatement.

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

Opinion

In our opinion, the financial statements referred to above are presented fairly, in all material respects, the financial position of the Trading Companies as of December 31, 2020 and 2019, and results of their operation and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Spicer Jeffries LLP

Denver, Colorado

March 31, 2021

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

Frontier Funds
(Registrant)

Date: July 8, 2021	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: July 8, 2021	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Balanced Fund,
a Series of Frontier Funds
(Registrant)

Date: July 8, 2021	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: July 8, 2021	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Heritage Fund,
a Series of Frontier Funds
(Registrant)

Date: July 8, 2021	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: July 8, 2021	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Global Fund,
a Series of Frontier Funds
(Registrant)

Date: July 8, 2021	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: July 8, 2021	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Select Fund,
a Series of Frontier Funds (Registrant)

Date: July 8, 2021	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: July 8, 2021	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Long/Short Commodity Fund,
a Series of Frontier Funds
(Registrant)

Date: July 8, 2021	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: July 8, 2021	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Diversified Fund,
a Series of Frontier Funds
(Registrant)

Date: July 8, 2021	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: July 8, 2021	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Masters Fund,
a Series of Frontier Funds
(Registrant)

Date: July 8, 2021	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: July 8, 2021	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds