Form 10-Q
period 2021-06-30
Frontier Funds; Frontier Heritage Fund; Frontier Masters Fund; Frontier Select Fund; Frontier Long/Short Commodity Fund; Frontier Diversified Fund; Frontier Balanced Fund; Frontier Global Fund
filed 2021-08-16
CIK 1261379, 1389123, 1450722, 1389125, 1389128, 1450720, 1389122, 1389124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Frontier Masters Fund Class 2 and Class 3 Units;

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF JUNE 30, 2021, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

ii

PART I. FINANCIAL INFORMATION

Item 1.	Series Financial Statements

The Series of Frontier Funds

Statements of Financial Condition

June 30, 2021 (Unaudited) and December 31, 2020

	Frontier		Frontier		Frontier
	Diversified Fund		Masters Fund		Long/Short Commodity Fund
	6/30/2021	12/31/2020	6/30/2021	12/31/2020	6/30/2021	12/31/2020
ASSETS
Cash and cash equivalents	$14,129	$87,715	$4,951	$4,771	$8,750	$93,327
U.S. Treasury securities, at fair value	186,482	427,393	65,347	23,245	115,492	454,738
Investments in private investment companies, at fair value	3,222,991	3,644,603	767,148	1,014,591	1,280,647	738,053
Investments in unconsolidated trading companies, at fair value	16,682	16,669	5,846	907	10,331	17,736
Interest receivable	3,851	8,534	1,350	464	2,385	9,080
Receivable from related parties	-	4,892	-	266	-	5,205
Redemptions receivable from private investment companies	-	31,886	-	24,837	-	1,251

Total Assets	$3,444,135	$4,221,692	$844,642	$1,069,081	$1,417,605	$1,319,390

LIABILITIES & CAPITAL

LIABILITIES
Redemptions payable	$-	$-	$-	$38,128	$-	$-
Interest payable to Managing Owner	-	-	-	-	37	87
Service fees payable to Managing Owner	158	385	47	70	20	18
Trading fees payable to Managing Owner	10,587	12,576	4,440	5,460	3,492	2,281
Subscriptions in advance for service fee rebates	22,650	22,650	31,725	31,725	392	393
Other liabilities	1,973	3,110	692	171	1,221	3,308

Total Liabilities	$35,368	$38,721	$36,904	$75,554	$5,162	$6,087

CAPITAL
Managing Owner - Class 2	2,384	2,212	2,943	6,265	4,511	3,939
Managing Owner - Class 2a	-	-	-	-	9,537	8,274
Managing Owner - Class 3	25,750	54,405	4,117	7,167	-	-
Managing Owner - Class 3a	-	-	-	-	1,209	1,048
Limited Owner - Class 1	40,171	154,260	-	9,740	-	-
Limited Owner - Class 2	428,426	464,012	220,435	257,673	34,265	30,334
Limited Owner - Class 2a	-	-	-	-	82,724	76,583
Limited Owner - Class 3	2,912,036	3,508,082	580,243	712,682	1,050,928	976,771
Limited Owner - Class 3a	-	-	-	-	229,269	216,354

Total Owners’ Capital	3,408,767	4,182,971	807,738	993,527	1,412,443	1,313,303

Non-Controlling Interests	-	-	-	-	-	-

Total Capital	3,408,767	4,182,971	807,738	993,527	1,412,443	1,313,303

Total Liabilities and Capital	$3,444,135	$4,221,692	$844,642	$1,069,081	$1,417,605	$1,319,390

Units Outstanding
Class 1	517	2,122	N/A	177	N/A	N/A
Class 2	4,492	5,241	3,038	3,908	394	399
Class 2a	N/A	N/A	N/A	N/A	1,447	1,535
Class 3	32,661	42,754	8,441	11,333	10,172	10,828
Class 3a	N/A	N/A	N/A	N/A	3,422	3,725

Net Asset Value per Unit
Class 1	$77.68	$72.68	N/A	$55.18	N/A	N/A
Class 2	$95.90	$88.95	$73.52	$67.54	$98.49	$85.99
Class 2a	N/A	N/A	N/A	N/A	$63.74	$55.29
Class 3	$89.95	$83.33	$69.23	$63.52	$103.32	$90.21
Class 3a	N/A	N/A	N/A	N/A	$67.36	$58.37

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Financial Condition

June 30, 2021 (Unaudited) and December 31, 2020

	Frontier Balanced Fund		Frontier Select Fund
	6/30/2021	12/31/2020	6/30/2021	12/31/2020
ASSETS
Cash and cash equivalents	$66,646	$261,803	$2,772	$-
U.S. Treasury securities, at fair value	879,612	1,275,641	36,588	-
Open trade equity, at fair value	-	100,440	-	-
Receivable from futures commission merchants	296,169	233,973	-	-
Investments in private investment companies, at fair value	9,976,440	10,528,252	1,607,108	1,638,665
Investments in unconsolidated trading companies, at fair value	78,686	49,755	3,273	-
Interest receivable	18,165	25,471	756	-
Receivable from related parties	-	14,602	-	-
Redemptions receivable from private investment companies	-	55,473	-	67,876

Total Assets	$11,315,718	$12,545,410	$1,650,497	$1,706,541

LIABILITIES & CAPITAL

LIABILITIES
Open trade deficit, at fair value	$71,432	$-	$-	$-
Management fees payable to Managing Owner	1,511	8,854	-	-
Interest payable to Managing Owner	1,870	1,376	107	179
Service fees payable to Managing Owner	19,481	21,381	3,707	3,709
Trading fees payable to Managing Owner	36,556	37,894	4,110	3,933
Risk analysis fees payable	10,905	9,513	-	-
Payables to related parties	-	-	-	26,129
Subscriptions in advance for service fee rebates	358,273	346,855	20,378	19,463
Other liabilities	10,931	9,258	388	-

Total Liabilities	$510,959	$435,131	$28,690	$53,413

CAPITAL
Managing Owner - Class 2	56,491	51,810	17,737	17,210
Managing Owner - Class 2a	57,486	75,416	-	-
Limited Owner - Class 1	8,386,018	9,430,532	1,535,828	1,575,328
Limited Owner - Class 1AP	116,780	108,053	10,548	9,821
Limited Owner - Class 2	1,644,977	1,906,359	57,694	50,769
Limited Owner - Class 2a	25,378	30,961	-	-
Limited Owner - Class 3a	517,629	507,148	-	-

Total Owners’ Capital	10,804,759	12,110,279	1,621,807	1,653,128

Non-Controlling Interests	-	-	-	-

Total Capital	10,804,759	12,110,279	1,621,807	1,653,128

Total Liabilities and Capital	$11,315,718	$12,545,410	$1,650,497	$1,706,541

Units Outstanding
Class 1	97,671	117,991	23,209	26,906
Class 1AP	1,106	1,116	130	138
Class 2	11,954	15,000	698	722
Class 2a	671	940	N/A	N/A
Class 3a	4,207	4,495	N/A	N/A

Net Asset Value per Unit
Class 1	$85.86	$79.93	$66.17	$58.55
Class 1AP	$105.55	$96.81	$81.44	$70.99
Class 2	$142.34	$130.54	$108.07	$94.20
Class 2a	$123.47	$113.20	N/A	N/A
Class 3a	$123.05	$112.81	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Financial Condition

June 30, 2021 (Unaudited) and December 31, 2020

	Frontier Global Fund		Frontier Heritage Fund
	6/30/2021	12/31/2020	6/30/2021	12/31/2020
ASSETS
Cash and cash equivalents	$7,120	$5,694	$8,541	$15,156
U.S. Treasury securities, at fair value	93,971	27,742	112,721	73,847
Investments in private investment companies, at fair value	2,846,614	3,068,656	2,511,300	2,367,462
Investments in unconsolidated trading companies, at fair value	8,406	1,083	10,083	2,880
Interest receivable	1,941	554	2,328	1,475
Receivable from related parties	-	319	-	845

Total Assets	$2,958,052	$3,104,048	$2,644,973	$2,461,665

LIABILITIES & CAPITAL

LIABILITIES
Redemptions payable	$-	$-	$17,221	$-
Interest payable to Managing Owner	232	326	235	139
Service fees payable to Managing Owner	6,307	6,348	5,306	4,794
Trading fees payable to Managing Owner	12,632	11,849	8,987	7,705
Subscriptions in advance for service fee rebates	156,772	154,671	66,429	63,205
Other liabilities	996	205	1,194	540

Total Liabilities	$176,939	$173,399	$99,372	$76,383

CAPITAL
Managing Owner - Class 2	31,522	31,366	27,818	24,105
Limited Owner - Class 1	2,580,738	2,741,972	2,297,366	2,169,152
Limited Owner - Class 1AP	-	-	8,577	8,460
Limited Owner - Class 2	168,853	157,311	211,840	183,565

Total Owners’ Capital	2,781,113	2,930,649	2,545,601	2,385,282

Non-Controlling Interests	-	-	-	-

Total Capital	2,781,113	2,930,649	2,545,601	2,385,282

Total Liabilities and Capital	$2,958,052	$3,104,048	$2,644,973	$2,461,665

Units Outstanding
Class 1	22,006	24,725	21,026	22,572
Class 1AP	N/A	N/A	64	73
Class 2	1,114	1,126	1,332	1,332

Net Asset Value per Unit
Class 1	$117.28	$110.90	$109.26	$96.10
Class 1AP	N/A	N/A	$134.45	$116.50
Class 2	$179.85	$167.56	$179.93	$155.92

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

June 30, 2021 (Unaudited)

Frontier	Frontier	Frontier
Diversified Fund	Masters Fund	Long/Short Commodity Fund
Fair	% of Total Capital	Fair	% of Total Capital	Fair	% of Total Capital
Description	Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)
PRIVATE INVESTMENT COMPANIES (3)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$957,311	28.08%	$-	0.00%	$-	0.00%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	190,967	5.60%	-	0.00%	-	0.00%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	615,570	18.06%	-	0.00%	-	0.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	674,082	19.77%	324,005	40.11%	-	0.00%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	472,188	13.85%	237,946	29.46%	522,927	37.02%
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC	312,873	9.18%	205,197	25.40%	-	0.00%
Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC	-	0.00%	-	0.00%	281,563	19.93%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	0.00%	-	0.00%	476,157	33.71%
Total Private Investment Companies	$3,222,991	94.54%	$767,148	94.97%	$1,280,647	90.66%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (3)
Frontier Trading Company XXXVIII, LLC	$16,682	0.49%	$5,846	0.72%	$10,331	0.73%
Total Investment in Unconsolidated Trading Companies	$16,682	0.49%	$5,846	0.72%	$10,331	0.73%

U.S. TREASURY SECURITIES (2) FACE VALUE	Fair Value	Fair Value	Fair Value
$1,191,500	US Treasury Note 6.875% due 08/15/2025 (Cost $1,501,686)	$186,482	5.47%	$65,347	8.09%	$115,492	8.18%
$186,482	5.47%	$65,347	8.09%	$115,492	8.18%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value	Face Value
US Treasury Note 6.875% due 08/15/2025 (2)	$149,102	$52,248	$92,341
$149,102	$52,248	$92,341

Additional Disclosure on U.S. Treasury Securities	Cost	Cost	Cost
US Treasury Note 6.875% due 08/15/2025 (2)	$187,918	$65,850	$116,381
$187,918	$65,850	$116,381

(1)	See Note 4 to the Financial Statements.
(2)	See Note 2 to the Financial Statements.
(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

June 30, 2021 (Unaudited)

Frontier Balanced Fund	Frontier Select Fund
% of Total Capital	% of Total Capital
Description	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)
LONG FUTURES CONTRACTS*
Various agriculture futures contracts (Far East)	$(811)	-0.01%	$-	0.00%
Various agriculture futures contracts (Europe)	(2,477)	-0.02%	-	0.00%
Various agriculture futures contracts (U.S.)	(399)	0.00%	-	0.00%
Various base metals futures contracts (U.S.)	(2,644)	-0.02%	-	0.00%
Various currency futures contracts (Europe)	(16,585)	-0.15%	-	0.00%
Various currency futures contracts (Far East)	2,707	0.03%	-	0.00%
Various currency futures contracts (Latin America)	2,605	0.02%	-	0.00%
Various currency futures contracts (U.S.)	(1,200)	-0.01%	-	0.00%
Various energy futures contracts (U.S.)	14,670	0.14%	-	0.00%
Various interest rates futures contracts (Europe)	(186,275)	-1.72%	-	0.00%
Various interest rates futures contracts (Far East)	(90)	0.00%	-	0.00%
Various interest rates futures contracts (U.S.)	3,438	0.03%	-	0.00%
Various precious metal futures contracts (U.S.)	(12,366)	-0.11%	-	0.00%
Various stock index futures contracts (Europe)	(1,804)	-0.02%	-	0.00%
Various stock index futures contracts (Far East)	166	0.00%	-	0.00%
Total Long Futures Contracts	$(201,065)	-1.84%	$-	0.00%

SHORT FUTURES CONTRACTS*
Various agriculture futures contracts (Far East)	$6,829	0.06%	$-	0.00%
Various agriculture futures contracts (Europe)	(1,009)	-0.01%	-	0.00%
Various agriculture futures contracts (U.S.)	4,675	0.04%	-	0.00%
Various base metals futures contracts (U.S.)	(2,038)	-0.02%	-	0.00%
Various currency futures contracts (Europe)	9,569	0.09%	-	0.00%
Various currency futures contracts (Far East)	(1,932)	-0.02%	-	0.00%
Various currency futures contracts (Latin America)	895	0.01%	-	0.00%
Various energy futures contracts (U.S.)	(770)	-0.01%	-	0.00%
Various interest rates futures contracts (Europe)	118,204	1.09%	-	0.00%
Various interest rates futures contracts (U.S.)	(4,906)	-0.05%	-	0.00%
Various precious metal futures contracts (U.S.)	(1,339)	-0.01%	-	0.00%
Various stock index futures contracts (Europe)	1,455	0.01%	-	0.00%
Total Short Futures Contracts	$129,633	1.18%	$-	0.00%
Total Open Trade Equity (Deficit)	$(71,432)	-0.66%	$-	0.00%

PRIVATE INVESTMENT COMPANIES (3)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$2,240,416	20.74%	$-	0.00%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	802,805	7.43%	-	0.00%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	1,323,957	12.25%	-	0.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	1,580,537	14.63%	-	0.00%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	2,644,643	24.48%	951,298	58.66%
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC	1,384,082	12.81%	655,810	40.44%
Total Private Investment Companies	$9,976,440	92.34%	$1,607,108	99.10%

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
Frontier Trading Company XXXVIII, LLC	$78,686	0.73%	$3,273	0.20%
Total Investment in Unconsolidated Trading Companies	$78,686	0.73%	$3,273	0.20%

U.S. TREASURY SECURITIES (2)
FACE VALUE	Fair Value	Fair Value

$1,191,500	US Treasury Note 6.875% due 08/15/2025 (Cost $1,501,686)	$879,612	8.14%	$36,588	2.26%

$879,612	8.14%	$36,588	2.26%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value

US Treasury Note 6.875% due 08/15/2025 (2)	$703,294	$29,254
$703,294	$29,254

Additional Disclosure on U.S. Treasury Securities	Cost	Cost

US Treasury Note 6.875% due 08/15/2025 (2)	$886,384	$36,869
$886,384	$36,869

*	Except for those items disclosed, no individual futures, or forwards position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Note 4 to the Financial Statements.
(2)	See Note 2 to the Financial Statements.
(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

June 30, 2021 (Unaudited)

Frontier Global Fund	Frontier Heritage Fund
% of Total Capital	% of Total Capital
Description	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)

PRIVATE INVESTMENT COMPANIES (3)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$2,846,614	102.36%	$1,559,439	61.26%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	-	0.00%	951,861	37.39%
Total Private Investment Companies	$2,846,614	102.36%	$2,511,300	98.65%

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
Frontier Trading Company XXXVIII, LLC	$8,406	0.30%	$10,083	0.40%
Total Investment in Unconsolidated Trading Companies	$8,406	0.30%	$10,083	0.40%

U.S. TREASURY SECURITIES (2)
FACE VALUE	Fair Value	Fair Value

$1,191,500	US Treasury Note 6.875% due 08/15/2025 (Cost $1,501,686)	$93,971	3.38%	$112,721	4.43%
$93,971	3.38%	$112,721	4.43%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value

US Treasury Note 6.875% due 08/15/2025 (2)	$75,135	$90,126
$75,135	$90,126

Additional Disclosure on U.S. Treasury Securities	Cost	Cost

US Treasury Note 6.875% due 08/15/2025 (2)	$94,695	$113,589
$94,695	$113,589

(1)	See Note 4 to the Financial Statements.
(2)	See Note 2 to the Financial Statements.
(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

December 31, 2020

Frontier	Frontier	Frontier
Diversified Fund	Masters Fund	Long/Short Commodity Fund
% of Total Capital	% of Total Capital	% of Total Capital
Description	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)

PRIVATE INVESTMENT COMPANIES (3)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$1,066,074	25.49%	$-	0.00%	$-	0.00%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	414,692	9.91%	-	0.00%	-	0.00%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	672,766	16.08%	-	0.00%	-	0.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	732,066	17.50%	486,659	48.98%	-	0.00%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	435,119	10.40%	258,609	26.03%	272,294	20.73%
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC	323,886	7.74%	269,323	27.11%	-	0.00%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	0.00%	-	0.00%	465,759	35.46%

Total Private Investment Companies	$3,644,603	87.12%	$1,014,591	102.12%	$738,053	56.19%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (3)
Frontier Trading Company XXXVIII, LLC	$16,669	0.40%	$907	0.09%	$17,736	1.35%
Total Investment in Unconsolidated Trading Companies	$16,669	0.40%	$907	0.09%	$17,736	1.35%

U.S. TREASURY SECURITIES (2)
FACE VALUE	Fair Value	Fair Value	Fair Value
$1,755,000	US Treasury Note 6.875% due 08/15/2025 (Cost $2,283,228)	$427,393	10.22%	$23,245	2.34%	$454,738	34.63%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value	Face Value
US Treasury Note 6.875% due 08/15/2025 (2)	$328,604	$17,872	$349,629

Additional Disclosure on U.S. Treasury Securities	Cost	Cost	Cost
US Treasury Note 6.875% due 08/15/2025 (2)	$427,509	$23,251	$454,862

(1)	See Note 4 to the Financial Statements.
(2)	See Note 2 to the Financial Statements.
(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

December 31, 2020

Frontier Balanced Fund	Frontier Select Fund
% of Total Capital	% of Total Capital
Description	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)
LONG FUTURES CONTRACTS*
Various agriculture futures contracts (Far East)	$72,005	0.59%	$-	0.00%
Various agriculture futures contracts (Europe)	9,803	0.08%	-	0.00%
Various agriculture futures contracts (U.S.)	87,496	0.72%	-	0.00%
Various base metals futures contracts (U.S.)	22,858	0.19%	-	0.00%
Various currency futures contracts (Europe)	10,573	0.09%	-	0.00%
Various currency futures contracts (Latin America)	5,833	0.05%	-	0.00%
Various currency futures contracts (U.S.)	(100)	0.00%	-	0.00%
Various interest rates futures contracts (Europe)	148,949	1.23%	-	0.00%
Various interest rates futures contracts (Far East)	2,882	0.02%	-	0.00%
Various interest rates futures contracts (U.S.)	2,438	0.02%	-	0.00%
Various precious metal futures contracts (U.S.)	28,625	0.24%	-	0.00%
Various soft futures contracts (U.S.)	52,349	0.43%	-	0.00%
Various stock index futures contracts (Far East)	5,312	0.04%	-	-

Total Long Futures Contracts	$449,023	3.70%	$-	0.00%

SHORT FUTURES CONTRACTS*
Various agriculture futures contracts (Far East)	$(30,963)	-0.26%	$-	0.00%
Various agriculture futures contracts (Europe)	(10,797)	-0.09%	-	0.00%
Various agriculture futures contracts (U.S.)	(92,738)	-0.77%	-	0.00%
Various base metals futures contracts (U.S.)	(10,289)	-0.08%	-	0.00%
Various currency futures contracts (Europe)	(10,381)	-0.09%	-	0.00%
Various currency futures contracts (Latin America)	2,512	0.02%	-	0.00%
Various currency futures contracts (U.S.)	2,300	0.02%	-	0.00%
Various interest rates futures contracts (Europe)	(127,832)	-1.06%	-	0.00%
Various interest rates futures contracts (Far East)	(2,482)	-0.02%	-	0.00%
Various interest rates futures contracts (U.S.)	3,656	0.03%	-	0.00%
Various precious metal futures contracts (U.S.)	(25,560)	-0.21%	-	0.00%
Various soft futures contracts (U.S.)	(42,669)	-0.35%	-	0.00%
Various stock index futures contracts (Far East)	(3,340)	-0.03%	-	0.00%
Total Short Futures Contracts	$(348,583)	-2.89%	$-	0.00%
Total Open Trade Equity (Deficit)	$100,440	0.81%	$-	0.00%

PRIVATE INVESTMENT COMPANIES (3)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$2,311,240	19.08%	$-	0.00%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	1,581,941	13.06%	-	0.00%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	982,020	8.11%	-	0.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	1,600,611	13.22%	-	0.00%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	2,612,336	21.57%	956,968	57.89%
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	1,440,104	11.89%	681,697	41.24%
Total Private Investment Companies	$10,528,252	86.93%	$1,638,665	99.13%

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
Frontier Trading Company XXXVIII, LLC	$49,755	0.41%	$-	0.00%
Total Investment in Unconsolidated Trading Companies	$49,755	0.41%	$-	0.00%

U.S. TREASURY SECURITIES (2)
FACE VALUE	Fair Value	Fair Value

$1,755,000	US Treasury Note 6.875% due 08/15/2025 (Cost $2,283,228)	$1,275,641	10.53%	$-	0.00%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value

US Treasury Note 6.875% due 08/15/2025 (2)	$980,787	$-

Additional Disclosure on U.S. Treasury Securities	Cost	Cost

US Treasury Note 6.875% due 08/15/2025 (2)	$1,275,989	$-

*	Except for those items disclosed, no individual futures, or forwards position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Note 4 to the Financial Statements.
(2)	See Note 2 to the Financial Statements.
(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

December 31, 2020

Frontier Global Fund	Frontier Heritage Fund
% of Total Capital	% of Total Capital
Description	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)
PRIVATE INVESTMENT COMPANIES (3)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$3,068,656	104.71%	$1,539,331	64.53%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	-	-	828,131	34.72%
Total Private Investment Companies	$3,068,656	104.71%	$2,367,462	99.25%

INVESTMENT IN UNCONSOLIDATED COMPANIES (3)
Frontier Trading Company XXXVIII, LLC	$1,083	0.04%	$2,880	0.12%
Total Investment in Unconsolidated Trading Companies	$1,083	0.04%	$2,880	0.12%

U.S. TREASURY SECURITIES (2)
FACE VALUE	Fair Value	Fair Value

$1,755,000	US Treasury Note 6.875% due 08/15/2025 (Cost $2,283,228)	$27,742	0.95%	$73,847	3.10%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value

US Treasury Note 6.875% due 08/15/2025 (2)	$21,330	$56,778

Additional Disclosure on U.S. Treasury Securities	Cost	Cost

US Treasury Note 6.875% due 08/15/2025 (2)	$27,750	$73,867

*	Except for those items disclosed, no individual futures, or forwards contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Note 4 to the Financial Statements.
(2)	See Note 2 to the Financial Statements.
(3)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Operations

For the Three Months Ended June 30, 2021 (Unaudited) and 2020

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	6/30/2021	6/30/2020	6/30/2021	6/30/2020	6/30/2021	6/30/2020

Investment income:
Interest - net	$37	$829	$977	$488	$1,024	$472

Total Income	37	829	977	488	1,024	472

Expenses:
Service Fees - Class 1	501	2,943	147	499	58	111
Due Diligence Fees	1,107	2,072	258	547	97	92
Trading Fees	33,037	57,135	13,305	29,246	10,050	7,765

Total Expenses	34,645	62,150	13,710	30,292	10,205	7,968

Investment (loss) - net	(34,608)	(61,321)	(12,733)	(29,804)	(9,181)	(7,496)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	119,013	654,040	47,971	261,001	110,809	236,900
Net realized gain/(loss) on private investment companies	102,200	(1,094,200)	1,507	(476,170)	21,791	(282,472)
Net unrealized gain/(loss) on swap contracts	-	87,524	-	-	-	(31,444)
Net realized gain/(loss) on U.S. Treasury securities	423	(3,764)	(235)	(943)	(394)	2,024
Net unrealized gain/(loss) on U.S. Treasury securities	(1,226)	4,123	(380)	(669)	(618)	415
Change in fair value of investments in unconsolidated trading companies	(4,773)	(3,279)	(960)	444	785	(4,087)

Net gain/(loss) on investments	215,637	(355,556)	47,903	(216,337)	132,373	(78,664)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	181,029	(416,877)	35,170	(246,141)	123,192	(86,160)

Less: Operations attributable to non-controlling interests	-	-	-	-	-	-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$181,029	$(416,877)	$35,170	$(246,141)	$123,192	$(86,160)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$3.06	$(5.06)	$(57.44)	$(9.41)	N/A	N/A
Class 1AP	N/A	N/A	N/A	N/A	N/A	$(3.11)
Class 2	$4.19	$(5.72)	$2.91	$(11.06)	$8.10	$(5.39)
Class 2a	N/A	N/A	N/A	N/A	$5.25	$(3.48)
Class 3	$3.98	$(5.29)	$2.78	$(10.33)	$8.50	$(5.65)
Class 3a	N/A	N/A	N/A	N/A	$5.59	$(3.64)

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds

Statements of Operations

For the Three Months Ended June 30, 2021 (Unaudited) and 2020

	Frontier Balanced Fund		Frontier Select Fund
	6/30/2021	6/30/2020	6/30/2021	6/30/2020

Investment income:
Interest - net	$158	$9	$-	$-

Total Income	158	9	-	-

Expenses:
Management Fees	4,595	4,704	-	-
Service Fees - Class 1	65,729	85,674	11,804	17,932
Risk analysis Fees	1,378	1,411	-	-
Trading Fees	109,550	138,508	12,010	15,445
Other Fees	-	38	-	-

Total Expenses	181,252	230,335	23,814	33,377

Investment (loss) - net	(181,094)	(230,326)	(23,814)	(33,377)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	109,163	(221,676)	-	-
Net unrealized gain/(loss) on private investment companies	365,892	729,962	91,604	166,302
Net realized gain/(loss) on private investment companies	200,304	(1,711,953)	28,299	(290,557)
Net change in open trade equity/(deficit)	(122,628)	(51,316)	-	-
Net realized gain/(loss) on swap contracts	-	-	-	(91,989)
Net unrealized gain/(loss) on swap contracts	-	202,399	-	-
Net realized gain/(loss) on U.S. Treasury securities	(9)	5,959	(325)	(1,544)
Net unrealized gain/(loss) on U.S. Treasury securities	(5,051)	(6,621)	(132)	(739)
Trading commissions	(348)	(3,683)	-	-
Change in fair value of investments in unconsolidated trading companies	(8,036)	(7,252)	149	(5,308)

Net gain/(loss) on investments	539,287	(1,064,181)	119,595	(223,835)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	358,193	(1,294,507)	95,781	(257,212)

Less: Operations attributable to non-controlling interests	-	-	-	-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$358,193	$(1,294,507)	$95,781	$(257,212)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$2.47	$(7.44)	$3.61	$(6.43)
Class 1AP	$3.80	$(8.11)	$5.03	$(7.09)
Class 2	$5.13	$(10.93)	$6.67	$(9.41)
Class 2a	$4.49	$(9.46)	N/A	N/A
Class 3a	$4.47	$(9.43)	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds

Statements of Operations

For the Three Months Ended June 30, 2021 (Unaudited) and 2020

	Frontier Global Fund		Frontier Heritage Fund
	6/30/2021	6/30/2020	6/30/2021	6/30/2020

Investment income:
Interest - net	$-	$-	$-	$-

Total Income	-	-	-	-

Expenses:
Service Fees - Class 1	20,452	27,786	17,745	17,944
Trading Fees	37,220	52,118	25,996	28,037

Total Expenses	57,672	79,904	43,741	45,981

Investment (loss) - net	(57,672)	(79,904)	(43,741)	(45,981)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	96,849	(753,170)	156,345	(340,888)
Net realized gain/(loss) on private investment companies	41,313	107,968	21,910	(5,506)
Net realized gain/(loss) on swap contracts	-	-	-	(97,745)
Net unrealized gain/(loss) on swap contracts	-	-	-	(9,018)
Net realized gain/(loss) on U.S. Treasury securities	(144)	1,039	(367)	2,993
Net unrealized gain/(loss) on U.S. Treasury securities	(427)	1,777	(499)	(6,016)
Change in fair value of investments in unconsolidated trading companies	(970)	(4,195)	390	(41)

Net gain/(loss) on investments	136,621	(646,581)	177,779	(456,221)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	78,949	(726,485)	134,038	(502,202)

Less: Operations attributable to non-controlling interests	-	-	-	(95,914)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$78,949	$(726,485)	$134,038	$(598,116)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$2.96	$(24.30)	$5.49	$(17.70)
Class 1AP	N/A	$(27.73)	$7.71	$(20.12)
Class 2	$5.84	$(34.55)	$10.31	$(26.93)

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Operations

For the Six Months Ended June 30, 2021 (Unaudited) and 2020

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	6/30/2021	6/30/2020	6/30/2021	6/30/2020	6/30/2021	6/30/2020

Investment income:
Interest - net	$1,624	$863	$1,832	$1,478	$2,303	$1,119

Total Income	1,624	863	1,832	1,478	2,303	1,119

Expenses:
Service Fees - Class 1	1,550	10,650	357	1,094	112	222
Due Diligence Fees	2,309	5,455	549	1,203	187	185
Trading Fees	67,974	157,685	28,168	61,645	18,815	17,312

Total Expenses	71,833	173,790	29,074	63,942	19,114	17,719

Investment (loss) - net	(70,209)	(172,927)	(27,242)	(62,464)	(16,811)	(16,600)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	303,721	769,326	82,310	507,695	175,088	177,059
Net realized gain/(loss) on private investment companies	65,228	(1,243,996)	14,192	(711,307)	23,096	(349,843)
Net unrealized gain/(loss) on swap contracts	-	(2,024,174)	-	-	-	219,997
Net realized gain/(loss) on U.S. Treasury securities	(1,318)	(20,030)	(1,239)	6,361	(2,344)	7,218
Net unrealized gain/(loss) on U.S. Treasury securities	(1,666)	27,341	(630)	(2,598)	(643)	(1,501)
Change in fair value of investments in unconsolidated trading companies	5,472	(4,288)	11,801	(6,038)	12,908	(8,793)

Net gain/(loss) on investments	371,437	(2,495,821)	106,434	(205,887)	208,105	44,137

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	301,228	(2,668,748)	79,192	(268,351)	191,294	27,537

Less: Operations attributable to non-controlling interests	-	-	-	-	-	-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$301,228	$(2,668,748)	$79,192	$(268,351)	$191,294	$27,537

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$5.00	$(27.01)	$(55.18)	$(10.36)	N/A	N/A
Class 1AP	N/A	N/A	N/A	N/A	N/A	$0.38
Class 2	$6.95	$(31.70)	$5.98	$(12.05)	$12.50	$1.67
Class 2a	N/A	N/A	N/A	N/A	$8.45	$0.94
Class 3	$6.62	$(29.52)	$5.71	$(11.22)	$13.11	$1.71
Class 3a	N/A	N/A	N/A	N/A	$8.99	$1.07

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds

Statements of Operations

For the Six Months Ended June 30, 2021 (Unaudited) and 2020

	Frontier Balanced Fund		Frontier Select Fund
	6/30/2021	6/30/2020	6/30/2021	6/30/2020

Investment income:
Interest - net	$158	$6,320	$-	$-

Total Income	158	6,320	-	-

Expenses:
Incentive Fees	49,840	-	-	-
Management Fees	9,214	9,724	-	-
Service Fees - Class 1	132,996	210,982	23,242	38,092
Risk analysis Fees	2,764	2,917	-	-
Trading Fees	223,989	337,493	23,365	32,400
Other Fees	-	38	-	-

Total Expenses	418,803	561,154	46,607	70,492

Investment (loss) - net	(418,645)	(554,834)	(46,607)	(70,492)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	480,722	420,559	-	-
Net unrealized gain/(loss) on private investment companies	754,501	636,269	101,623	143,350
Net realized gain/(loss) on private investment companies	249,166	(1,805,553)	142,733	(282,634)
Net change in open trade equity/(deficit)	(169,963)	(77,035)	-	-
Net realized gain/(loss) on swap contracts	-	-	-	(91,989)
Net unrealized gain/(loss) on swap contracts	-	(5,635,109)	-	-
Net realized gain/(loss) on U.S. Treasury securities	(630)	26,115	(1,342)	3,748
Net unrealized gain/(loss) on U.S. Treasury securities	(5,303)	(5,025)	(322)	(2,955)
Trading commissions	(6,365)	(12,058)	-	-
Change in fair value of investments in unconsolidated trading companies	(22,317)	(30,553)	8,689	88,449

Net gain/(loss) on investments	1,279,811	(6,482,390)	251,381	(142,031)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	861,166	(7,037,224)	204,774	(212,523)

Less: Operations attributable to non-controlling interests	-	-	-	-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$861,166	$(7,037,224)	$204,774	$(212,523)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$5.93	$(38.64)	$7.62	$(5.52)
Class 1AP	$8.74	$(44.05)	$10.45	$(5.61)
Class 2	$11.80	$(59.38)	$13.87	$(7.19)
Class 2a	$10.27	$(51.43)	N/A	N/A
Class 3a	$10.24	$(51.26)	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds
Statements of Operations
For the Six Months Ended June 30, 2021 (unaudited) and 2020

	Frontier Global Fund		Frontier Heritage Fund
	6/30/2021	6/30/2020	6/30/2021	6/30/2020

Investment income:
Interest - net	$-	$-	$-	$-

Total Income	-	-	-	-

Expenses:
Service Fees - Class 1	40,390	58,227	33,902	35,957
Trading Fees	72,350	107,673	49,672	57,942

Total Expenses	112,740	165,900	83,574	93,899

Investment (loss) - net	(112,740)	(165,900)	(83,574)	(93,899)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	143,997	(504,048)	340,148	75,226
Net realized gain/(loss) on private investment companies	123,999	417,626	54,282	(1,135)
Net realized gain/(loss) on swap contracts	-	-	-	(97,745)
Net unrealized gain/(loss) on swap contracts	-	-	-	197,829
Net realized gain/(loss) on U.S. Treasury securities	(1,879)	12,532	(1,568)	9,787
Net unrealized gain/(loss) on U.S. Treasury securities	(953)	(3,714)	(983)	(6,967)
Change in fair value of investments in unconsolidated trading companies	15,163	(9,272)	13,018	(6,144)

Net gain/(loss) on investments	280,327	(86,876)	404,897	170,851

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	167,587	(252,776)	321,323	76,952

Less: Operations attributable to non-controlling interests	-	-	-	(95,914)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$167,587	$(252,776)	$321,323	$(18,962)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$6.38	$(9.84)	$13.16	$(1.03)
Class 1AP	N/A	$(9.08)	$17.95	$1.10
Class 2	$12.29	$(11.73)	$24.01	$0.65

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital

For the Six Months Ended June 30, 2021 (unaudited)

	Frontier Diversified Fund
	Class 1	Class 2	Class 2	Class 3	Class 3	Non-
	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2020	$154,260	$2,212	$464,012	$54,405	$3,508,082	$-	$4,182,971

Sale of Units	-	-	-	-	-	-	-
Redemption of Units	(121,614)	-	(65,868)	(31,000)	(856,950)	-	(1,075,432)
Transfer of Units In(Out)	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	7,525	172	30,282	2,345	260,904	-	301,228

Owners’ Capital, June 30, 2021	$40,171	$2,384	$428,426	$25,750	$2,912,036	$-	$3,408,767

Owners’ Capital - Units, December 31, 2020	2,122	25	5,216	654	42,100

Sale of Units (including transfers)	-	-	-	-	-
Redemption of Units (including transfers)	(1,605)	-	(749)	(367)	(9,726)

Owners’ Capital - Units, June 30, 2021	517	25	4,467	287	32,374

Net asset value per unit at December 31, 2020	$72.68		$88.95		$83.33

Change in net asset value per unit for the six months ended June 30, 2021	5.00		6.95		6.62

Net asset value per unit at June 30, 2021	$77.68		$95.90		$89.95

(2)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Changes in Owners’ Capital
For the Six Months Ended June 30, 2021 (unaudited)

	Frontier Masters Fund
	Class 1	Class 2	Class 2	Class 3	Class 3	Non-
	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2020	$9,740	$6,265	$257,673	$7,167	$712,682	$-	$993,527

Sale of Units	-	-	-	-	-	-	-
Redemption of Units	-	(3,500)	(58,099)	(3,500)	(199,882)	-	(264,981)
Transfer of Units In(Out)	(10,187)	-	-	-	10,187	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	447	178	20,861	450	57,256	-	79,192

Owners’ Capital, June 30, 2021	$-	$2,943	$220,435	$4,117	$580,243	$-	$807,738

Owners’ Capital - Units, December 31, 2020	177	93	3,815	113	11,220

Sale of Units (including transfers)	-	-	-	-	153
Redemption of Units (including transfers)	(177)	(53)	(817)	(53)	(2,992)

Owners’ Capital - Units, June 30, 2021	-	40	2,998	60	8,381

Net asset value per unit at December 31, 2020	$55.18		$67.54		$63.52

Change in net asset value per unit for the six months ended June 30, 2021	(55.18)		5.98		5.71

Net asset value per unit at June 30, 2021	$-		$73.52		$69.23

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Changes in Owners’ Capital
For the Six Months Ended June 30, 2021 (unaudited)

	Frontier Long/Short Commodity Fund
	Class 2	Class 2	Class 2a	Class 2a	Class 3	Class 3a	Class 3a	Non-
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2020	$3,939	$30,334	$8,274	$76,583	$976,771	$1,048	$216,354	$-	$1,313,303

Sale of Units	-	-	-	-	-	-	-	-	-
Redemption of Units	-	(423)	-	(4,962)	(68,684)	-	(18,085)	-	(92,154)
Transfer of Units In(Out)	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	572	4,354	1,263	11,103	142,841	161	31,000	-	191,294

Owners’ Capital, June 30, 2021	$4,511	$34,265	$9,537	$82,724	$1,050,928	$1,209	$229,269	$-	$1,412,443

Owners’ Capital - Units, December 31, 2020	46	353	149	1,386	10,828	18	3,707

Sale of Units (including transfers)	-	-	-	-	-	-	-
Redemption of Units (including transfers)	-	(5)	-	(88)	(656)	-	(303)

Owners’ Capital - Units, June 30, 2021	46	348	149	1,298	10,172	18	3,404

Net asset value per unit at December 31, 2020		$85.99		$55.29	$90.21		$58.37

Change in net asset value per unit for the six months ended June 30, 2021		12.50		8.45	13.11		8.99

Net asset value per unit at June 30, 2021		$98.49		$63.74	$103.32		$67.36

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital

For the Six Months Ended June 30, 2021 (unaudited)

	Frontier Balanced Fund
	Class 1	Class 1AP	Class 2	Class 2	Class 2a	Class 2a	Class 3a	Non-
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2020	$9,430,532	$108,053	$51,810	$1,906,359	$75,416	$30,961	$507,148	$-	$12,110,279

Sale of Units	-	-	-	-	-	-	-	-	-
Redemption of Units	(1,691,031)	(966)	-	(409,507)	(23,500)	(8,410)	(33,272)	-	(2,166,686)
Transfer of Units In(Out)	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	646,517	9,693	4,681	148,125	5,570	2,827	43,753	-	861,166

Owners’ Capital, June 30, 2021	$8,386,018	$116,780	$56,491	$1,644,977	$57,486	$25,378	$517,629	$-	$10,804,759

Owners’ Capital - Units, December 31, 2020	117,991	1,116	397	14,603	666	274	4,495

Sale of Units (including transfers)	-	-	-	-	-	-	-
Redemption of Units (including transfers)	(20,320)	(10)	-	(3,046)	(201)	(68)	(288)

Owners’ Capital - Units, June 30, 2021	97,671	1,106	397	11,557	465	206	4,207

Net asset value per unit at December 31, 2020	$79.93	$96.81		$130.54		$113.20	$112.81

Change in net asset value per unit for the six months ended June 30, 2021	5.93	8.74		11.80		10.27	10.24

Net asset value per unit at June 30, 2021	$85.86	$105.55		$142.34		$123.47	$123.05

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital

For the Six Months Ended June 30, 2021 (Unaudited)

	Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2	Non-
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2020	$1,575,328	$9,821	$17,210	$50,769	$-	$1,653,128

Sale of Units	-	-	-	-	-	-
Redemption of Units	(233,158)	(656)	(1,800)	(481)	-	(236,095)
Transfer of Units In(Out)	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	193,658	1,383	2,327	7,406	-	204,774

Owners’ Capital, June 30, 2021	$1,535,828	$10,548	$17,737	$57,694	$-	$1,621,807

Owners’ Capital - Units, December 31, 2020	26,906	138	183	539

Sale of Units (including transfers)	-	-	-	-
Redemption of Units (including transfers)	(3,697)	(8)	(19)	(5)

Owners’ Capital - Units, June 30, 2021	23,209	130	164	534

Net asset value per unit at December 31, 2020	$58.55	$70.99		$94.20

Change in net asset value per unit for the six months ended June 30, 2021	7.62	10.45		13.87

Net asset value per unit at June 30, 2021	$66.17	$81.44		$108.07

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital

For the Six Months Ended June 30, 2021 (Unaudited)

	Frontier Global Fund
	Class 1	Class 2	Class 2	Non-
	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2020	$2,741,972	$31,366	$157,311	$-	$2,930,649

Sale of Units	-	-	-	-	-
Redemption of Units	(315,123)	(2,000)	-	-	(317,123)
Transfer of Units In(Out)	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	153,889	2,156	11,542	-	167,587

Owners’ Capital, June 30, 2021	$2,580,738	$31,522	$168,853	$-	$2,781,113

Owners’ Capital - Units, December 31, 2020	24,725	187	939

Sale of Units (including transfers)	-	-	-
Redemption of Units (including transfers)	(2,719)	(12)	-

Owners’ Capital - Units, June 30, 2021	22,006	175	939

Net asset value per unit at December 31, 2020	$110.90		$167.56

Change in net asset value per unit for the six months ended June 30, 2021	6.38		12.29

Net asset value per unit at June 30, 2021	$117.28		$179.85

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital

For the Six Months Ended June 30, 2021 (Unaudited)

	Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 2	Non-
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2020	$2,169,152	$8,460	$24,105	$183,565	$-	$2,385,282

Sale of Units	-	-	-	-	-	-
Redemption of Units	(159,904)	(1,100)	-	-	-	(161,004)
Transfer of Units In(Out)	-	-	-	-	-	-

Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	288,118	1,217	3,713	28,275	-	321,323

Owners’ Capital, June 30, 2021	$2,297,366	$8,577	$27,818	$211,840	$-	$2,545,601

Owners’ Capital - Units, December 31, 2020	22,572	73	155	1,177

Sale of Units (including transfers)	-	-	-	-
Redemption of Units (including transfers)	(1,546)	(9)	-	-

Owners’ Capital - Units, June 30, 2021	21,026	64	155	1,177

Net asset value per unit at December 31, 2020	$96.10	$116.50		$155.92

Change in net asset value per unit for the six months ended June 30, 2021	13.16	17.95		24.01

Net asset value per unit at June 30, 2021	$109.26	$134.45		$179.93

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Cash Flows

For the Six Months Ended June 30, 2021 and June 30, 2020 (Unaudited)

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	6/30/2021	6/30/2020	6/30/2021	6/30/2020	6/30/2021	6/30/2020

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$301,228	$(2,668,748)	$79,192	$(268,351)	$191,294	$27,537
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in ownership allocation of U.S. Treasury securities	167,625	533,930	(73,093)	(165,522)	(60,288)	(244,354)
Net unrealized gain/(loss) on private investment companies	(303,721)	(769,326)	(82,310)	(507,695)	(175,088)	(177,059)
Net realized gain/(loss) on private investment companies	(65,228)	(1,243,996)	(14,192)	(711,307)	(23,096)	(349,843)
Net unrealized gain/(loss) on swap contracts	-	2,024,174	-	-	-	(219,997)
Net realized gain/(loss) on U.S. Treasury securities	1,318	(20,030)	1,239	6,361	2,344	7,218
Net unrealized gain/(loss) on U.S. Treasury securities	1,666	(27,341)	630	2,598	643	1,501
(Purchases) sales of:
(Purchases) of U.S. Treasury securities	(256,616)	(797,978)	(127,722)	(432,171)	(154,028)	(295,190)
Sales of U.S. Treasury securities	325,294	297,067	155,012	604,026	548,272	544,727
U.S. Treasury interest and premium paid/amortized	1,624	-	1,832	1,478	2,303	1,119
(Purchases) of Private Investment Companies	(781,274)	1,958,493	(95,425)	872,824	(614,286)	658,598
Sale of Private Investment Companies	1,571,835	4,142,600	439,370	1,085,001	269,876	184,908
Reduction of collateral in Swap contracts	-	(269,147)	-	-	-	-
Increase and/or decrease in:
Investments in unconsolidated trading companies, at fair value	(13)	8,093	(4,939)	6,972	7,405	8,278
Interest receivable	4,683	1,657	(886)	831	6,695	1,099
Receivable from related parties	4,892	-	266	-	5,205	-
Redemptions receivable from private investment companies	31,886	(235,089)	24,837	(97,546)	1,251	(39,796)
Other assets	-	170,381	-	(109)	-	(173)
Interest payable to Managing Owner	-	-	-	-	(50)	-
Service fees payable to Managing Owner	(227)	(2,690)	(23)	(62)	2	-
Trading fees payable to Managing Owner	(1,989)	(19,853)	(1,020)	(3,588)	1,211	(1,042)
Subscriptions in advance for service fee rebates	-	118	-	184	(1)	-
Other liabilities	(1,137)	-	521	(499)	(2,087)	(534)

Net cash provided by (used in) operating activities	1,001,846	3,082,315	303,289	393,425	7,577	106,997

Cash Flows from Financing Activities:
Payment for redemption of units	(1,075,432)	(3,020,866)	(264,981)	(369,224)	(92,154)	(55,182)
Change in owner redemptions payable	-	80,730	(38,128)	-	-	(6,585)

Net cash provided by (used in) financing activities	(1,075,432)	(2,940,136)	(303,109)	(369,224)	(92,154)	(61,767)

Net increase (decrease) in cash and cash equivalents	(73,586)	142,179	180	24,201	(84,577)	45,230

Cash and cash equivalents, beginning of period	87,715	56,263	4,771	25,639	93,327	34,272
Cash and cash equivalents, end of period	$14,129	$198,442	$4,951	$49,840	$8,750	$79,502

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Cash Flows

For the Six Months Ended June 30, 2021 and June 30, 2020 (Unaudited)

	Frontier Balanced Fund		Frontier Select Fund
	6/30/2021	6/30/2020	6/30/2021	6/30/2020

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$861,166	$(7,037,224)	$204,774	$(212,523)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in ownership allocation of U.S. Treasury securities	391,346	(70,073)	(124,904)	(97,145)
Net unrealized gain/(loss) on private investment companies	(754,501)	(636,269)	(101,623)	(143,350)
Net realized gain/(loss) on private investment companies	(249,166)	(1,805,553)	(142,733)	(282,634)
Net unrealized gain/(loss) on swap contracts	-	5,635,109	-	-
Net realized gain/(loss) on U.S. Treasury securities	630	26,115	1,342	3,748
Net unrealized gain/(loss) on U.S. Treasury securities	5,303	5,025	322	2,955
(Purchases) sales of:
(Purchases) of U.S. Treasury securities	(902,849)	(1,896,782)	(130,240)	(498,944)
Sales of U.S. Treasury securities	901,441	2,006,589	216,892	697,463
U.S. Treasury interest and premium paid/amortized	158	6,320	-	-
(Purchases) of Private Investment Companies	(1,809,666)	1,632,758	(202,221)	(499,776)
Sale of Private Investment Companies	3,365,145	3,201,789	478,134	1,340,129
Reduction of collateral in Swap contracts	-	(1,178,696)	-	-
Increase and/or decrease in:
Receivable from futures commission merchants	(62,196)	1,902,708	-	-
Open trade equity/(deficit), at fair value	171,872	124,301	-	-
Investments in unconsolidated trading companies, at fair value	(28,931)	32,182	(3,273)	505,281
Interest receivable	7,306	3,840	(756)	2,266
Receivable from related parties	14,602	-	-	-
Redemptions receivable from private investment companies	55,473	165,350	67,876	(194,548)
Other assets	-	(1,194)	-	-
Management fees payable to Managing Owner	(7,343)	28	-	-
Interest payable to Managing Owner	494	447	(72)	153
Service fees payable to Managing Owner	(1,900)	(17,916)	(2)	(1,733)
Trading fees payable to Managing Owner	(1,338)	(25,686)	177	(2,314)
Risk analysis fees payable	1,392	55	-	-
Payables to related parties	-	-	(26,129)	-
Subscriptions in advance for service fee rebates	11,418	16,002	915	1,536
Other liabilities	1,673	(2,372)	388	(1,197)

Net cash provided by (used in) operating activities	1,971,529	2,086,853	238,867	619,367

Cash Flows from Financing Activities:
Payment for redemption of units	(2,166,686)	(1,935,386)	(236,095)	(685,847)
Change in owner redemptions payable	-	(39,059)	-	6,048

Net cash provided by (used in) financing activities	(2,166,686)	(1,974,445)	(236,095)	(679,799)

Net increase (decrease) in cash and cash equivalents	(195,157)	112,408	2,772	(60,432)

Cash and cash equivalents, beginning of period	261,803	118,506	-	61,345
Cash and cash equivalents, end of period	$66,646	$230,914	$2,772	$913

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Cash Flows

For the Six Months Ended June 30, 2021 and June 30, 2020 (Unaudited)

	Frontier Global Fund		Frontier Heritage Fund
	6/30/2021	6/30/2020	6/30/2021	6/30/2020

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$167,587	$(252,776)	$321,323	$(18,962)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in ownership allocation of U.S. Treasury securities	(220,772)	(339,450)	(88,516)	(308,700)
Net unrealized gain/(loss) on private investment companies	(143,997)	504,048	(340,148)	(75,226)
Net realized gain/(loss) on private investment companies	(123,999)	417,626	(54,282)	(1,135)
Net realized gain/(loss) on swap contracts	-	-	-	(97,745)
Net unrealized gain/(loss) on swap contracts	-	-	-	(197,829)
Net realized gain/(loss) on U.S. Treasury securities	1,879	12,532	1,568	9,787
Net unrealized gain/(loss) on U.S. Treasury securities	953	3,714	983	6,967
(Purchases) sales of:
Sales of swap contracts	-	-	-	1,491,965
(Purchases) of U.S. Treasury securities	(225,077)	(484,934)	(191,271)	(431,944)
Sales of U.S. Treasury securities	376,788	833,751	238,362	539,191
(Purchases) of Private Investment Companies	(356,758)	(1,200,262)	(350,778)	(301,869)
Sale of Private Investment Companies	846,796	1,699,632	601,370	617,306
Reduction of collateral in Swap contracts	-	-	-	1,691,617
Increase and/or decrease in:
Investments in unconsolidated trading companies, at fair value	(7,323)	8,559	(7,203)	(18,113)
Interest receivable	(1,387)	917	(853)	734
Advance on unrealized Swap Appreciation	-	-	-	(1,900,000)
Receivable from related parties	319	-	845	-
Redemptions receivable from private investment companies	-	(103,858)	-	(27,205)
Other assets	-	-	-	(364)
Interest payable to Managing Owner	(94)	110	96	539
Service fees payable to Managing Owner	(41)	(3,384)	512	(430)
Trading fees payable to Managing Owner	783	(6,875)	1,282	(3,189)
Subscriptions in advance for service fee rebates	2,101	2,689	3,224	3,296
Other liabilities	791	(628)	654	(1,488)

Net cash provided by (used in) operating activities	318,549	1,091,411	137,168	977,203

Cash Flows from Financing Activities:
Payment for redemption of units	(317,123)	(1,007,284)	(161,004)	(75,142)
Change in non-controlling interest	-	-	-	(479,024)
Change in owner redemptions payable	-	(71,379)	17,221	(9,735)

Net cash provided by (used in) financing activities	(317,123)	(1,078,663)	(143,783)	(563,901)

Net increase (decrease) in cash and cash equivalents	1,426	12,748	(6,615)	413,302

Cash and cash equivalents, beginning of period	5,694	27,532	15,156	44,011
Cash and cash equivalents, end of period	$7,120	$40,280	$8,541	$457,313

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements

1.	Organization and Purpose

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

As of June 30, 2021, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund, Frontier Global Fund and Frontier Heritage Fund separates Units into a maximum of three separate Classes- Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Balanced Fund separates Units into a maximum of five separate Classes—Class 1, Class 1AP, Class 2, Class 2A and Class 3A. The Trust, with respect to the Frontier Long/Short Commodity Fund separates Units into a maximum of five separate Classes—Class 1A, Class 2A, Class 2, Class 3A and Class 3. Frontier Masters Fund Class 1 was closed as of April 1, 2021.

Between April 15, 2016 and May 10, 2017, a portion of the interests in Frontier Trading Company I, LLC and all of the interests in Frontier Trading Company VII, LLC, Frontier Trading Company XV, LLC, and Frontier Trading Company XXIII LLC held by Frontier Diversified Fund, Frontier Masters Fund, Frontier Select Fund, Frontier Balanced Fund and Frontier Long/Short Commodity Fund were exchanged for equivalent interests in the Galaxy Plus Managed Account Platform (“Galaxy Plus”) which is an unaffiliated, third-party managed account platform. The assets of Frontier Trading Company I, LLC, which included exposure to Quantmetrics Capital Management LLP’s Multi-Strategy Program, Quantitative Investment Management, LLC’s Quantitative Global Program, Quest Partners LLC’s Quest Tracker Index Program, Chesapeake Capital Management, LLC’s Diversified Program, and Doherty Advisors LLC’s Relative Value Moderate Program, the assets of Frontier Trading Company VII, LLC, which included exposure to Emil van Essen LLC’s Multi-Strategy Program, Red Oak Commodity Advisors, Inc.’s Fundamental Diversified Program, Rosetta Capital Management, LLC’s Rosetta Trading Program, and Landmark Trading Company’s Landmark Program, the assets of Frontier Trading Company XV, LLC, which included exposure to Transtrend B.V.’s TT Enhanced Risk (USD) Program, and the assets of Frontier Trading Company XXIII, LLC which included exposure to Fort L.P.’s Global Contrarian Program have been transferred to individual Delaware limited liability companies (“Master Funds”) in Galaxy Plus. Each Master Fund is sponsored and operated by Gemini Alternative Funds, LLC (“Sponsor”). The Sponsor has contracted with the Trading Advisors to manage the portfolios of the Master Funds pursuant to the advisors’ respective program. For those Series that invest in Galaxy Plus, approximately 30-70% of those Series assets are used to support the margin requirements of the Master Funds. The remaining assets of the Series are split between investments in Trading Companies and a pooled cash management account that invests primarily in U.S. Treasury securities. All the funds are invested in Galaxy Plus entities.

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

Receivable From Futures Commission Merchants—The Series of the Trust deposit assets with an FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust, with respect to the Series, earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of June 30, 2021 and December 31, 2020 included restricted cash for margin requirements of $152,599 and $321,638 respectively, for the Frontier Balanced Fund.

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

Investments and Swaps—The Trust, with respect to the Series, records investment transactions on a trade date basis and at fair value, with changes in fair value reported as a component of realized and unrealized gains/(losses) on investments in the statements of operations. Investments in private investment companies are valued utilizing the net asset values as a practical expedient. Certain Series of the Trust can strategically invest a portion or all of their assets in total return swaps, selected at the discretion of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more underlying investment products or indices. In a typical swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. The valuation of swap contracts requires significant estimates. Swap contracts are reported at fair value based upon daily reports from the counterparty. The Managing Owner reviews, compares and approves current day pricing of the commodity trading advisor (“CTA”) positions, as received from the counterparty which includes intra-day volatility and volume and daily index performance, that is used to determine a daily fair value NAV for the swap contracts. For the quarter ended June 30, 2021, the Trust did not have any total return swap investments.

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

Service Fees— The Trust may maintain each Series of Units in three to seven sub-classes—Class 1, Class 1AP, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of Frontier Diversified Fund, Frontier Masters Fund, and Frontier Long/Short Commodity Fund are charged a service fee of up to two percent (2.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to two percent (2.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 and Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to two percent (2.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. Investors who have purchased Class 1 or Class 1a Units of Frontier Balanced Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Global Fund are charged a service fee of up to three percent (3.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 and Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to selling agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Frontier Diversified Fund and Frontier Masters Fund or Class 2a Units of the Frontier Long/Short Commodity Fund sold) until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series for administrative purposes. Currently the service fee is not charged to Class 1AP investors. The Managing Owner may also pay selling agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such selling agents.

Each Series is charged service fees as outlined above. In some cases, amounts paid to selling agents might be less than the amount charged to the Series. When this occurs, the service fee is rebated back to the investor in the form of additional units. During 2018, 2019 and 2020 the Series were not allowed to issue additional units. The Managing Owner has determined that the purchase of additional units of the relevant Series will commence in 2021 when the Series are allowed to sell shares again. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $22,650, $392, $31,725, $358,273, $20,378, $156,772 and $66,429 for the Frontier Diversified, Long/Short Commodity, Masters, Balanced, Select, Global and Heritage Funds, respectively, as of June 30, 2021.

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

Swap Contracts. Certain Series of the Trust may strategically invest a portion or all of their assets in total return swaps, selected at the direction of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more investment products or indices. In a typical swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities.

Swap contracts are reported at fair value.  Valuation reports are generated and disseminated daily from the swap counterparty to the third-party administrator.  The fair value is applied by the third-party administrator to calculate the daily performance.  The Managing Owner reviews the third-party administrator performance reports and any noticeable exceptions are investigated.  Unexplained exceptions are escalated to the Managing Owner’s Valuation Committee for further evaluation and resolution.  Swap contracts are reported at fair value using Level 3 inputs. For the quarter ended June 30, 2021, the Trust did not have any total return swap investments.

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

Investments in Private Investment Companies. Investments in private investment companies are valued utilizing the net asset values provided by the underlying private investment companies as a practical expedient. Each Series applies the practical expedient to its investments in private investment companies on an investment-by-investment basis, and consistently with the Series’ entire position in a particular investment, unless it is probable that the Series will sell a portion of an investment at an amount different from the net asset value of the investment. Investments in private investment companies are excluded from the table below.

The following table summarizes investment in each Series measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value.

June 30, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$16,682	$-	$-	$16,682
U.S. Treasury Securities	186,482	-	-	186,482
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	5,846	-	-	5,846
U.S. Treasury Securities	65,347	-	-	65,347
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	10,331	-	-	10,331
U.S. Treasury Securities	115,492	-	-	115,492
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	78,686	-	-	78,686
Open Trade Equity (Deficit)	(71,432)	-	-	(71,432)
U.S. Treasury Securities	879,612	-	-	879,612
Frontier Select Fund
Investment in Unconsolidated Trading Companies	3,273	-	-	3,273
U.S. Treasury Securities	36,588	-	-	36,588
Frontier Global Fund
Investment in Unconsolidated Trading Companies	8,406	-	-	8,406
U.S. Treasury Securities	93,971	-	-	93,971
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	10,083	-	-	10,083
U.S. Treasury Securities	112,721	-	-	112,721

December 31, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$16,669	$-	$-	$16,669
U.S. Treasury Securities	427,393	-	-	427,393
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	907	-	-	907
U.S. Treasury Securities	23,245	-	-	23,245
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	17,736	-	-	17,736
U.S. Treasury Securities	454,738	-	-	454,738
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	49,755	-	-	49,755
Open Trade Equity (Deficit)	100,440	-	-	100,440
U.S. Treasury Securities	1,275,641	-	-	1,275,641
Frontier Global Fund
Investment in Unconsolidated Trading Companies	1,083	-	-	1,083
U.S. Treasury Securities	27,742	-	-	27,742
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	2,880	-	-	2,880
U.S. Treasury Securities	73,847	-	-	73,847

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

The Series of the Trust assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Series’ accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the six months ended June 30, 2021, the Trust did not transfer any assets between Levels 1, 2 or 3.

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of December 31, 2020, none of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain swaps and is recorded as collateral within the swap fair value within the Statements of Financial Condition. The cash held with the counterparty is not restricted.

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

The following table summarizes each of the Series’ investments in unconsolidated Trading Companies as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021		As of December 31, 2020
	Percentage of		Percentage of
	Series Total		Series Total
	Capital Invested in		Capital Invested in
Series	Unconsolidated Trading Companies	Fair Value	Unconsolidated Trading Companies	Fair Value

Frontier Diversified Series —
Frontier Trading Company XXXVIII	0.49%	$16,682	0.40%	$16,669
Frontier Masters Fund ---
Frontier Trading Company XXXVIII	0.72%	$5,846	0.09%	$907
Frontier Long/Short Commodity Fund ---
Frontier Trading Company XXXVIII	0.73%	$10,331	1.35%	$17,736
Frontier Balanced Fund ---
Frontier Trading Company XXXVIII	0.73%	$78,686	0.41%	$49,755
Frontier Select Fund ---
Frontier Trading Companies XXXVIII	0.20%	$3,273	0.00%	$-
Frontier Global Fund ---
Frontier Trading Company XXXVIII	0.30%	$8,406	0.04%	$1,083
Frontier Heritage Fund ---
Frontier Trading Company XXXVIII	0.40%	$10,083	0.12%	$2,880

The following tables summarize each of the Series’ equity in earnings from unconsolidated Trading Companies and private investment companies for the three and six months ended June 30, 2021 and June 30, 2020.

Three months ended June 30, 2021 and 2020

	Three Months Ended June, 2021				Three Months Ended June, 2020
			Change in				Change in
	Trading	Realized	Unrealized	Net Income	Trading	Realized	Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)

Frontier Balanced Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(8,036)	$(8,036)	$-	$-	$13,836	$13,836
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(973)	51,102	52,345	102,474	(5,100)	(88,960)	(255,603)	(349,663)
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	-	(433)	-	(433)	(2,152)	(49,427)	67,132	15,553
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	-	252	-	252	(6,408)	(407,643)	414,194	143
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(6,399)	197,477	51,803	242,881	(15,974)	(403,362)	546,868	127,532
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	(1,910)	-	(1,910)	(502)	(239,751)	237,492	(2,761)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(2,902)	(19,728)	(174,263)	(196,893)	(8,555)	(693,367)	349,783	(352,139)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(4,586)	68,282	(31,967)	31,729	(1,701)	79,790	(195,781)	(117,692)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(14,466)	147,713	231,570	364,817	(12,641)	563,690	(927,823)	(376,774)
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	(1,144)	72,781	(48,358)	23,279	-	-	-	-
Total	$(30,470)	$515,536	$73,094	$558,160	$(53,033)	$(1,239,030)	$250,098	$(1,041,965)

Frontier Global Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(970)	$(970)	$-	$-	$4,623	$4,623
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(1,816)	92,598	47,380	138,162	(8,398)	(308,501)	(328,301)	(645,200)
Total	$(1,816)	$92,598	$46,410	$137,192	$(8,398)	$(308,501)	$(323,678)	$(640,577)

Frontier Select Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$148	$148	$-	$-	$(143)	$(143)
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	-	387	-	387	-	-	(1,616)	(1,616)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(4,951)	55,643	67,990	118,682	(4,125)	170,109	(288,624)	(122,640)
Galaxy Plus Fund - TT Feeder Fund (531) LLC	-	864	-	864	(5,392)	(220,692)	226,084	-
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	(521)	24,894	(24,404)	(29)	-	-	-	-
Total	$(5,472)	$81,788	$43,734	$120,052	$(9,517)	$(50,583)	$(64,299)	$(124,399)

Frontier Heritage Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$391	$391	$-	$-	$2,779	$2,779
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(1,086)	51,481	14,949	65,344	(2,774)	(35,321)	(179,266)	(217,361)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(4,840)	55,770	61,982	112,910	(3,878)	211,068	(336,224)	(129,034)
Total	$(5,926)	$107,251	$77,322	$178,645	$(6,652)	$175,747	$(512,711)	$(343,616)

Frontier Long/Short Commodity Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$785	$785	$-	$-	$1,630	$1,630
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	-	36	-	36	(938)	(41,364)	42,301	(1)
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(194)	102,498	(84,645)	17,659	(672)	(117,782)	122,271	3,817
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(2,642)	30,095	32,587	60,040	(1,626)	83,251	(131,014)	(49,389)
Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC)	(2,701)	20,959	36,607	54,865	-	-	-	-
Total	$(5,537)	$153,588	$(14,666)	$133,385	$(3,236)	$(75,895)	$35,188	$(43,943)

Frontier Diversified Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(4,774)	$(4,773)	$-	$-	$4,032	$4,032
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(664)	23,903	32,380	55,619	(3,370)	(56,966)	(142,153)	(202,489)
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	-	(245)	-	(245)	(1,348)	(29,090)	38,354	7,916
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	-	157	-	157	(4,119)	(194,763)	198,882	-
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(2,921)	17,238	107,434	121,751	(11,130)	(310,674)	377,368	55,564
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	(1,166)	-	(1,166)	(309)	(148,003)	146,562	(1,750)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(714)	(4,694)	(41,633)	(47,041)	(3,841)	(190,864)	79,076	(115,629)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(2,332)	30,353	(4,431)	23,590	(1,514)	65,761	(153,963)	(89,716)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(2,564)	28,323	38,099	63,858	(7,271)	382,640	(502,758)	(127,389)
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	(260)	17,654	(12,705)	4,690	-	-	-	-
Total	$(9,455)	$111,523	$114,370	$216,440	$(32,902)	$(481,959)	$45,400	$(469,461)

Frontier Masters Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(960)	$(960)	$-	$-	$4,207	$4,207
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(419)	12,291	5,931	17,803	(2,049)	(30,225)	(132,672)	(164,946)
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	-	(58)	-	(58)	-	-	88	88
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	-	52	-	52	(1,540)	58,199	(56,659)	-
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(1,272)	13,150	20,093	31,971	(2,008)	117,030	(165,332)	(50,310)
Galaxy Plus Fund - TT Feeder Fund (531) LLC	-	520	-	520	(1,851)	(90,207)	92,058	-
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	(172)	13,249	(13,886)	(810)	-	-	-	-
Total	$(1,863)	$39,204	$11,178	$48,518	$(7,448)	$54,797	$(258,310)	$(210,961)

Six months ended June 30, 2021 and 2020

	Six Months Ended June, 2021				Six Months Ended June, 2020
			Change in				Change in
	Trading	Realized	Unrealized	Net Income	Trading	Realized	Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)
Frontier Balanced Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(22,317)	$(22,317)	$-	$-	$(9,465)	$(9,465)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(2,581)	156,170	59,479	213,068	(5,100)	12,484	4,697	12,081
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	-	(433)	-	(433)	(2,152)	(55,735)	25,524	(32,363)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	-	252	-	252	(6,408)	(718,397)	81,531	(643,274)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(13,166)	294,440	(159,281)	121,993	(15,974)	(324,444)	189,882	(150,536)
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	(1,910)	-	(1,910)	(502)	(232,245)	(21,665)	(254,412)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(5,401)	(203,111)	(166,727)	(375,239)	(8,555)	(667,819)	50,898	(625,476)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(8,909)	117,348	77,978	186,417	(1,701)	56,595	(28,862)	26,032
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(26,328)	813,419	156,670	943,761	(12,641)	596,931	(159,436)	424,854
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	(2,084)	(428,402)	346,244	(84,242)	-	-	-	-
Total	$(58,469)	$747,773	$292,046	$981,350	$(53,033)	$(1,332,630)	$133,104	$(1,252,559)

Frontier Global Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$15,163	$15,163	$-	$-	$(454)	$(454)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(4,324)	265,492	6,828	267,996	(8,398)	1,157	(79,179)	(86,420)
Total	$(4,324)	$265,492	$21,991	$283,159	$(8,398)	$1,157	$(79,633)	$(86,874)

Frontier Select Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$8,689	$8,689	$-	$-	$(6,672)	$(6,672)
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	-	387	-	387	-	-	-	-
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(8,448)	254,132	46,367	292,051	(4,125)	195,063	(1,616)	189,322
Galaxy Plus Fund - TT Feeder Fund (531) LLC	-	864	-	864	(5,392)	(237,723)	(52,502)	(295,617)
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	(913)	(190,185)	142,152	(48,946)	-	-	(32,990)	(32,990)
Total	$(9,361)	$65,198	$197,208	$253,045	$(9,517)	$(42,660)	$(93,780)	$(145,957)

Frontier Heritage Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$13,018	$13,018	$-	$-	$(3,324)	$(3,324)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(2,426)	145,165	(14,508)	128,231	(2,774)	(1,359)	(36,695)	(40,828)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(7,964)	235,648	38,515	266,199	(3,878)	181,477	(62,681)	114,918
Total	$(10,390)	$380,813	$37,025	$407,448	$(6,652)	$180,118	$(102,700)	$70,766

Frontier Long/Short Commodity Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$12,908	$12,908	$-	$-	$(3,076)	$(3,076)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	-	36	-	36	(938)	(103,100)	8,652	(95,386)
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(423)	126,047	(102,977)	22,647	(672)	(116,962)	(15,470)	(133,104)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(4,503)	135,810	19,696	151,003	(1,626)	76,796	(19,465)	55,705
Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC)	(4,509)	20,959	8,048	24,498	-	-	-	-
Total	$(9,435)	$282,852	$(62,325)	$211,092	$(3,236)	$(143,266)	$(29,359)	$(175,861)

Frontier Diversified Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$5,472	$5,472	$-	$-	$3,023	$3,023
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(1,417)	76,428	31,221	106,232	(3,370)	31,349	10,159	38,138
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	-	(245)	-	(245)	(1,348)	(39,612)	17,676	(23,284)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	-	157	-	157	(4,119)	(463,144)	53,938	(413,325)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(6,152)	64,786	12,197	70,831	(11,130)	(201,658)	79,262	(133,526)
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	(1,166)	-	(1,166)	(309)	(144,282)	(12,689)	(157,280)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(1,354)	(50,866)	(43,800)	(96,020)	(3,841)	(244,235)	46,440	(201,636)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(5,095)	60,727	85,796	141,428	(1,514)	53,754	(19,897)	32,343
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(4,575)	139,192	32,643	167,260	(7,271)	376,073	(18,235)	350,567
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	(479)	(100,383)	81,334	(19,528)	-	-	-	-
Total	$(19,072)	$188,630	$204,863	$374,421	$(32,902)	$(631,755)	$159,677	$(504,980)

Frontier Masters Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$11,801	$11,801	$-	$-	$(2,275)	$(2,275)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(772)	35,923	39	35,190	(2,049)	(1,588)	(28,072)	(31,709)
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	-	(58)	-	(58)	-	-	88	88
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	-	52	-	52	(1,540)	(190,409)	31,680	(160,269)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(2,334)	73,498	12,361	83,525	(2,008)	95,916	(9,097)	84,811
Galaxy Plus Fund - TT Feeder Fund (531) LLC	-	520	-	520	(1,851)	(84,259)	(10,422)	(96,532)
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	(328)	(70,291)	47,892	(22,727)	-	-	-	-
Total	$(3,434)	$39,644	$72,093	$108,303	$(7,448)	$(180,340)	$(18,098)	$(205,886)

The Series’ investments in private investment companies as of June 30, 2021 have certain redemption and liquidity restrictions which are described in the following table:

	Redemptions	Redemptions	Liquidity
	Notice Period	Permitted	Restrictions
Frontier Diversified Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None

Frontier Masters Fund
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Weekly	None
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	24 hours	Daily	None

Frontier Long/Short Commodity Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC)	24 hours	Daily	None

Frontier Balanced Fund
Multi-Strategy
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None

Frontier Select Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	24 hours	Daily	None

Frontier Global Fund
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None

Frontier Heritage Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None

Effective January 4, 2021, Volt Capital Management AB accessed through Galaxy Plus Fund –– Volt Diversified Alpha Feeder Fund (550) LLC) became a new commodity trading advisor for Frontier Long/Short Commodity Fund.

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

The Managing Owner has determined that the purchase of additional units of the relevant series will commence in 2021. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $22,650, $392, $31,725, $358,273 $, $20,378, $156,772, and $66,429 for the Frontier Diversified, Long/Short Commodity, Masters, Balanced, Select, Global and Heritage Funds, respectively.

The following table summarizes fees earned by the Managing Owner for the three and six months ended June 30, 2021 and June 30, 2020, respectively.

	Incentive
	(Rebate)	Management	Service	Trading
Three Months Ended June 30, 2021	Fees	Fee	Fee	Fee

Frontier Diversified Fund	$-	$-	$501	$33,037
Frontier Masters Fund	-	-	147	13,305
Frontier Long/Short Commodity Fund	-	-	58	10,050
Frontier Balanced Fund	-	4,595	65,729	109,550
Frontier Select Fund	-	-	11,804	12,010
Frontier Global Fund	-	-	20,452	37,220
Frontier Heritage Fund	-	-	17,745	25,996

	Incentive
	(Rebate)	Management	Service	Trading
Three Months Ended June 30, 2020	Fees	Fee	Fee	Fee

Frontier Diversified Fund	$-	$-	$2,943	$57,135
Frontier Masters Fund	-	-	499	29,246
Frontier Long/Short Commodity Fund	-	-	111	7,765
Frontier Balanced Fund	-	4,704	85,674	138,508
Frontier Select Fund	-	-	17,932	15,445
Frontier Global Fund	-	-	27,786	52,118
Frontier Heritage Fund	-	-	17,944	28,037

	Incentive
	(Rebate)	Management	Service	Trading
Six Months Ended June 30, 2021	Fees	Fee	Fee	Fee

Frontier Diversified Fund	$-	$-	$1,550	$67,974
Frontier Masters Fund	-	-	357	28,168
Frontier Long/Short Commodity Fund	-	-	112	18,815
Frontier Balanced Fund	49,840	9,214	132,996	223,989
Frontier Select Fund	-	-	23,242	23,365
Frontier Global Fund	-	-	40,390	72,350
Frontier Heritage Fund	-	-	33,902	49,672

	Incentive
	(Rebate)	Management	Service	Trading
Six Months Ended June 30, 2020	Fees	Fee	Fee	Fee

Frontier Diversified Fund	$-	$-	$10,650	$157,685
Frontier Masters Fund	-	-	1,094	61,645
Frontier Long/Short Commodity Fund	-	-	222	17,312
Frontier Balanced Fund	-	9,724	210,982	223,989
Frontier Select Fund	-	-	38,092	32,400
Frontier Global Fund	-	-	58,227	107,673
Frontier Heritage Fund	-	-	35,957	57,942

The following table summarizes fees payable to the Managing Owner as of June 30, 2021 and December 31, 2020.

	Incentive	Management	Interest	Service	Trading
As of June 30, 2021	Fees	Fees	Fees	Fees	Fees

Frontier Diversified Fund	$-	$-	$-	$158	$10,587
Frontier Masters Fund	-	-	-	47	4,440
Frontier Long/Short Commodity Fund	-	-	37	20	3,492
Frontier Balanced Fund	-	1,511	1,870	19,481	36,556
Frontier Select Fund	-	-	107	3,707	4,110
Frontier Global Fund	-	-	232	6,307	12,632
Frontier Heritage Fund	-	-	235	5,306	8,987

	Incentive	Management	Interest	Service	Trading
As of December 31, 2020	Fees	Fees	Fees	Fees	Fees

Frontier Diversified Fund	$-	$-	$-	$385	$12,576
Frontier Masters Fund	-	-	-	70	5,460
Frontier Long/Short Commodity Fund	-	-	87	18	2,281
Frontier Balanced Fund	-	8,854	1,376	21,381	37,894
Frontier Select Fund	-	-	179	3,709	3,933
Frontier Global Fund	-	-	326	6,348	11,849
Frontier Heritage Fund	-	-	139	4,794	7,705

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

Frontier Masters Fund Class 1 was closed as of April 1, 2021. All swaps were sold as of December 31, 2020.

The following table outlines the interest paid by each series to the Managing owner and its ratio to average net assets for the three and six months ended June 30, 2021 and 2020.

Three Months Ended	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Ratio to Average Net Assets	Ratio to Average Net Assets

Frontier Diversified Fund Class 1	$-	$-	0.00%	0.00%
Frontier Diversified Fund Class 2	-	-	0.00%	0.00%
Frontier Diversified Fund Class 3	-	-	0.00%	0.00%
Frontier Masters Fund Class 1	-	-	0.00%	0.00%
Frontier Masters Fund Class 2	-	-	0.00%	0.00%
Frontier Masters Fund Class 3	-	-	0.00%	0.00%
Frontier Long/Short Commodity Fund Class 2	7	5	0.02%	0.01%
Frontier Long/Short Commodity Fund Class 3	181	114	0.02%	0.01%
Frontier Long/Short Commodity Fund Class 1a	-	-	0.00%	0.00%
Frontier Long/Short Commodity Fund Class 2a	-	-	0.00%	0.00%
Frontier Long/Short Commodity Fund Class 3a	-	-	0.00%	0.00%
Frontier Balanced Fund Class 1	3,247	2,221	0.04%	0.01%
Frontier Balanced Fund Class 1AP	44	31	0.04%	0.01%
Frontier Balanced Fund Class 2	649	425	0.04%	0.01%
Frontier Balanced Fund Class 2a	7	5	0.01%	0.00%
Frontier Balanced Fund Class 3a	39	23	0.01%	0.00%
Frontier Select Fund Class 1	778	779	0.05%	0.03%
Frontier Select Fund Class 1AP	5	3	0.05%	0.03%
Frontier Select Fund Class 2	37	26	0.05%	0.03%
Frontier Global Fund Class 1	649	1,203	0.02%	0.03%
Frontier Global Fund Class 1AP	-	11	0.00%	0.03%
Frontier Global Fund Class 2	49	110	0.02%	0.03%
Frontier Heritage Fund Class 1	1,010	728	0.04%	0.03%
Frontier Heritage Fund Class 1AP	4	3	0.05%	0.03%
Frontier Heritage Fund Class 2	103	170	0.04%	0.03%
Total	$6,809	$5,857

Six months ended	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Ratio to Average Net Assets	Ratio to Average Net Assets

Frontier Diversified Fund Class 1	$-	$-	0.00%	0.00%
Frontier Diversified Fund Class 2	-	-	0.00%	0.00%
Frontier Diversified Fund Class 3	-	-	0.00%	0.00%
Frontier Masters Fund Class 1	-	-	0.00%	0.00%
Frontier Masters Fund Class 2	-	-	0.00%	0.00%
Frontier Masters Fund Class 3	-	-	0.00%	0.00%
Frontier Long/Short Commodity Fund Class 2	14	8	0.04%	0.02%
Frontier Long/Short Commodity Fund Class 3	408	196	0.04%	0.02%
Frontier Long/Short Commodity Fund Class 1a	-	-	0.00%	0.00%
Frontier Long/Short Commodity Fund Class 2a	-	-	0.00%	0.00%
Frontier Long/Short Commodity Fund Class 3a	-	-	0.00%	0.00%
Frontier Balanced Fund Class 1	3,547	4,400	0.04%	0.03%
Frontier Balanced Fund Class 1AP	47	62	0.04%	0.03%
Frontier Balanced Fund Class 2	719	859	0.04%	0.03%
Frontier Balanced Fund Class 2a	7	10	0.01%	0.01%
Frontier Balanced Fund Class 3a	42	46	0.01%	0.01%
Frontier Select Fund Class 1	1,568	1,733	0.10%	0.07%
Frontier Select Fund Class 1AP	10	7	0.10%	0.06%
Frontier Select Fund Class 2	72	58	0.10%	0.07%
Frontier Global Fund Class 1	2,104	1,748	0.08%	0.04%
Frontier Global Fund Class 1AP	-	16	0.00%	0.05%
Frontier Global Fund Class 2	152	151	0.08%	0.05%
Frontier Heritage Fund Class 1	2,048	1,648	0.09%	0.07%
Frontier Heritage Fund Class 1AP	8	6	0.09%	0.07%
Frontier Heritage Fund Class 2	207	388	0.09%	0.07%
Total	$10,953	$11,336

7. Financial Highlights

The following information presents the financial highlights of the Series, for the three and six months ended June 30, 2021 and 2020. This data has been derived from the information presented in the financial statements.

For the three months ended June 30, 2021

	Frontier Diversified Fund			Frontier Masters Fund				Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1		Class 2	Class 3	Class 2	Class 2a	Class 3	Class 3a

Per unit operating performance (1)
Net asset value, March 31, 2021	$74.62	$91.71	$85.97	$57.44		$70.61	$66.45	$90.39	$58.49	$94.82	$61.77
Net operating results:
Interest income	0.00	0.00	0.00	0.07		0.08	0.08	0.07	0.05	0.07	0.05
Expenses	(1.61)	(0.90)	(0.84)	(1.73)		(1.16)	(1.09)	(0.70)	(0.45)	(0.73)	(0.48)
Net gain/(loss) on investments, net of non-controlling interests	4.67	5.09	4.82	(55.78	)*	3.99	3.79	8.73	5.65	9.16	6.02
Net income/(loss)	3.06	4.19	3.98	(57.44	)*	2.91	2.78	8.10	5.25	8.50	5.59
Net asset value, June 30, 2021	$77.68	$95.90	$89.95	$-	*	$73.52	$69.23	$98.49	$63.74	$103.32	$67.36

Ratios to average net assets
Net investment income/(loss)	-8.20%	-3.71%	-3.71%	-11.62%		-5.83%	-5.83%	-2.53%	-2.53%	-2.53%	-2.53%
Expenses before incentive fees (3)(4)	8.20%	3.71%	3.71%	12.07%		6.28%	6.28%	2.81%	2.81%	2.81%	2.81%
Expenses after incentive fees (3)(4)	8.20%	3.71%	3.71%	12.07%		6.28%	6.28%	2.81%	2.81%	2.81%	2.81%
Total return before incentive fees (2)	4.10%	4.57%	4.63%	0.47	%*	4.12%	4.18%	8.96%	8.98%	8.96%	9.05%
Total return after incentive fees (2)	4.10%	4.57%	4.63%	0.47	%*	4.12%	4.18%	8.96%	8.98%	8.96%	9.05%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2

Per unit operating performance (1)
Net asset value, March 31, 2021	$83.39	$101.75	$137.21	$118.98	$118.58	$62.56	$76.41	$101.40
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(1.54)	(1.10)	(1.48)	(1.28)	(1.28)	(0.96)	(0.58)	(0.77)
Net gain/(loss) on investments, net of non-controlling interests	4.01	4.90	6.61	5.77	5.75	4.57	5.61	7.44
Net income/(loss)	2.47	3.80	5.13	4.49	4.47	3.61	5.03	6.67
Net asset value, June 30, 2021	$85.86	$105.55	$142.34	$123.47	$123.05	$66.17	$81.44	$108.07

Ratios to average net assets
Net investment income/(loss)	-7.11%	-4.11%	-4.11%	-4.11%	-4.11%	-5.91%	-2.90%	-2.90%
Expenses before incentive fees (3)(4)	7.12%	4.11%	4.11%	4.11%	4.11%	5.91%	2.90%	2.90%
Expenses after incentive fees (3)(4)	7.12%	4.11%	4.11%	4.11%	4.11%	5.91%	2.90%	2.90%
Total return before incentive fees (2)	2.96%	3.73%	3.74%	3.77%	3.77%	5.77%	6.58%	6.58%
Total return after incentive fees (2)	2.96%	3.73%	3.74%	3.77%	3.77%	5.77%	6.58%	6.58%

	Frontier Global Fund		Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 1AP	Class 2

Per unit operating performance (1)
Net asset value, March 31, 2021	$114.32	$174.01	$103.77	$126.74	$169.62
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00
Expenses	(2.45)	(2.36)	(1.93)	(1.35)	(1.81)
Net gain/(loss) on investments, net of non-controlling interests	5.41	8.20	7.42	9.06	12.12
Net income/(loss)	2.96	5.84	5.49	7.71	10.31
Net asset value, June 30, 2021	$117.28	$179.85	$109.26	$134.45	$179.93

Ratios to average net assets
Net investment income/(loss)	-8.09%	-5.09%	-6.98%	-3.98%	-3.98%
Expenses before incentive fees (3)(4)	8.09%	5.09%	6.98%	3.98%	3.98%
Expenses after incentive fees (3)(4)	8.09%	5.09%	6.98%	3.98%	3.98%
Total return before incentive fees (2)	2.59%	3.36%	5.29%	6.08%	6.08%
Total return after incentive fees (2)	2.59%	3.36%	5.29%	6.08%	6.08%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees are included in the total return.

*Class 1 of Frontier Master Fund was liquidated as of April 1, 2021.

For the three months ended June 30, 2020

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 1a	Class 2	Class 2a	Class 3	Class 3a

Per unit operating performance (1)
Net asset value, March 31, 2020	$79.15	$95.60	$89.39	$71.34	$86.18	$80.89	$47.69	$88.66	$56.98	$93.01	$60.02
Net operating results:
Interest income	0.01	0.01	0.01	0.02	0.02	0.02	0.02	0.03	0.02	0.03	0.02
Expenses	(0.85)	(0.63)	(0.58)	(3.81)	(1.19)	(1.12)	(0.69)	(0.48)	(0.31)	(0.51)	(0.33)
Net gain/(loss) on investments, net of non-controlling interests	(4.22)	(5.09)	(4.72)	(5.63)	(9.89)	(9.23)	(2.45)	(4.94)	(3.21)	(5.18)	(3.33)
Net income/(loss)	(5.06)	(5.72)	(5.30)	(9.42)	(11.05)	(10.33)	(3.12)	(5.39)	(3.50)	(5.66)	(3.64)
Net asset value, June 30, 2020	$74.09	$89.88	$84.09	$61.92	$75.13	$70.56	$44.58	$83.27	$53.49	$87.35	$56.38

Ratios to average net assets
Net investment income/(loss)	-3.38%	-2.07%	-2.07%	-21.01%	-5.36%	-5.36%	-5.96%	-2.17%	-2.17%	-2.17%	-2.17%
Expenses before incentive fees (3)(4)	3.41%	2.10%	2.10%	21.10%	5.45%	5.45%	6.10%	2.31%	2.31%	2.31%	2.31%
Expenses after incentive fees (3)(4)	3.41%	2.10%	2.10%	21.10%	5.45%	5.45%	6.10%	2.31%	2.31%	2.31%	2.31%
Total return before incentive fees (2)	-6.39%	-5.98%	-5.93%	-13.21%	-12.83%	-12.77%	-6.55%	-6.08%	-6.14%	-6.08%	-6.06%
Total return after incentive fees (2)	-6.39%	-5.98%	-5.93%	-13.21%	-12.83%	-12.77%	-6.55%	-6.08%	-6.14%	-6.08%	-6.06%

Incentive fee per share	-	-	-	-	-	-	-	-	-	-	-
Incentive Fee to ANA	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2

Per unit operating performance (1)
Net asset value, March 31, 2020	$86.02	$101.87	$137.37	$119.07	$118.66	$67.48	$79.99	$106.15
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(1.35)	(0.90)	(17.96)	(1.06)	(1.05)	(0.83)	(0.45)	(0.59)
Net gain/(loss) on investments, net of non-controlling interests	(6.09)	(7.21)	7.02	(8.40)	(8.37)	(5.60)	(6.64)	(8.81)
Net income/(loss)	(7.43)	(8.11)	(10.93)	(9.46)	(9.42)	(6.44)	(7.09)	(9.40)
Net asset value, June 30, 2020	$78.59	$93.76	$126.44	$109.61	$109.24	$61.04	$72.90	$96.75

Ratios to average net assets
Net investment income/(loss)	-4.77%	-2.72%	-2.72%	-2.72%	-2.72%	-4.89%	-2.22%	-2.22%
Expenses before incentive fees (3)(4)	4.77%	2.72%	2.72%	2.72%	2.72%	4.89%	2.22%	2.22%
Expenses after incentive fees (3)(4)	4.77%	2.72%	2.72%	2.72%	2.72%	4.89%	2.22%	2.22%
Total return before incentive fees (2)	-8.64%	-7.96%	-7.96%	-7.94%	-7.94%	-9.54%	-8.86%	-8.86%
Total return after incentive fees (2)	-8.64%	-7.96%	-7.96%	-7.94%	-7.94%	-9.54%	-8.86%	-8.86%

Incentive fee per share	-	-	-	-	-	-	-	-
Incentive Fee to ANA	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

	Frontier Global Fund			Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2

Per unit operating performance (1)
Net asset value, March 31, 2020	$145.97	$173.08	$215.64	$114.21	$135.37	$181.17
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(2.53)	(1.89)	(2.36)	(1.76)	(1.16)	(1.55)
Net gain/(loss) on investments, net of non-controlling interests	(21.76)	(25.83)	(32.19)	(15.94)	(18.96)	(25.38)
Net income/(loss)	(24.29)	(27.73)	(34.55)	(17.70)	(20.12)	(26.93)
Net asset value, June 30, 2020	$121.68	$145.35	$181.09	$96.51	$115.25	$154.24

Ratios to average net assets
Net investment income/(loss)	-7.44%	-4.70%	-4.70%	-6.79%	-3.79%	-3.79%
Expenses before incentive fees (3)(4)	7.44%	4.70%	4.70%	6.79%	3.79%	3.79%
Expenses after incentive fees (3)(4)	7.44%	4.70%	4.70%	6.79%	3.79%	3.79%
Total return before incentive fees (2)	-16.64%	-16.02%	-16.02%	-15.50%	-14.87%	-14.87%
Total return after incentive fees (2)	-16.64%	-16.02%	-16.02%	-15.50%	-14.87%	-14.87%

Incentive fee per share	-	-	-	-	-	-
Incentive Fee to ANA	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees are included in the total return.

For the six months ended June 30, 2021

	Frontier Diversified Fund			Frontier Masters Fund				Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1		Class 2	Class 3	Class 2	Class 2a	Class 3	Class 3a

Per unit operating performance (1)
Net asset value, December 31, 2020	$72.68	$88.95	$83.33	$55.18		$67.54	$63.52	$85.99	$55.29	$90.21	$58.37
Net operating results:
Interest income	0.03	0.04	0.04	0.11		0.14	0.13	0.16	0.10	0.16	0.11
Expenses	(2.49)	(1.69)	(1.58)	(3.75)		(2.20)	(2.07)	(1.29)	(0.83)	(1.35)	(0.88)
Net gain/(loss) on investments, net of non-controlling interests	7.46	8.60	8.16	(51.54	)*	8.04	7.65	13.63	9.18	14.30	9.76
Net income/(loss)	5.00	6.95	6.62	(55.18	)*	5.98	5.71	12.50	8.45	13.11	8.99
Net asset value, June 30, 2021	$77.68	$95.90	$89.95	$-	*	$73.52	$69.23	$98.49	$63.74	$103.32	$67.36

Ratios to average net assets
Net investment income/(loss)	-6.71%	-3.58%	-3.58%	-13.18%		-5.86%	-5.86%	-2.41%	-2.41%	-2.41%	-2.41%
Expenses before incentive fees (3)(4)	6.80%	3.66%	3.66%	13.58%		6.26%	6.26%	2.74%	2.74%	2.74%	2.74%
Expenses after incentive fees (3)(4)	6.80%	3.66%	3.66%	13.58%		6.26%	6.26%	2.74%	2.74%	2.74%	2.74%
Total return before incentive fees (2)	6.88%	7.81%	7.94%	4.58	%*	8.85%	8.99%	14.54%	15.28%	14.53%	15.40%
Total return after incentive fees (2)	6.88%	7.81%	7.94%	4.58	%*	8.85%	8.99%	14.54%	15.28%	14.53%	15.40%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2

Per unit operating performance (1)
Net asset value, December 31, 2020	$79.93	$96.81	$130.54	$113.20	$112.81	$58.55	$70.99	$94.20
Net operating results:
Interest income	-	-	-	-	-	-	-	-
Expenses	(3.35)	(2.56)	(3.44)	(2.98)	(2.99)	(1.82)	(1.09)	(1.45)
Net gain/(loss) on investments, net of non-controlling interests	9.28	11.30	15.24	13.25	13.23	9.44	11.54	15.32
Net income/(loss)	5.93	8.74	11.80	10.27	10.24	7.62	10.45	13.87
Net asset value, June 30, 2021	$85.86	$105.55	$142.34	$123.47	$123.05	$66.17	$81.44	$108.07

Ratios to average net assets
Net investment income/(loss)	-8.05%	-5.05%	-5.05%	-5.05%	-5.05%	-5.88%	-2.87%	-2.87%
Expenses before incentive fees (3)(4)	7.18%	4.17%	4.17%	4.17%	4.17%	5.88%	2.87%	2.87%
Expenses after incentive fees (3)(4)	8.06%	5.05%	5.05%	5.05%	5.05%	5.88%	2.87%	2.87%
Total return before incentive fees (2)	6.96%	8.56%	8.58%	8.61%	8.62%	13.01%	14.72%	14.72%
Total return after incentive fees (2)	7.42%	9.03%	9.04%	9.07%	9.08%	13.01%	14.72%	14.72%

	Frontier Global Fund		Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 1AP	Class 2

Per unit operating performance (1)
Net asset value, December 31, 2020	$110.90	$167.56	$96.10	$116.50	$155.92
Net operating results:
Interest income	-	-	-	-	-
Expenses	(4.65)	(4.44)	(3.67)	(2.55)	(3.42)
Net gain/(loss) on investments, net of non-controlling interests	11.03	16.73	16.83	20.50	27.43
Net income/(loss)	6.38	12.29	13.16	17.95	24.01
Net asset value, June 30, 2021	$117.28	$179.85	$109.26	$134.45	$179.93

Ratios to average net assets
Net investment income/(loss)	-8.02%	-5.02%	-6.99%	-3.99%	-3.99%
Expenses before incentive fees (3)(4)	8.02%	5.02%	6.99%	3.99%	3.99%
Expenses after incentive fees (3)(4)	8.02%	5.02%	6.99%	3.99%	3.99%
Total return before incentive fees (2)	5.75%	7.33%	13.69%	15.41%	15.40%
Total return after incentive fees (2)	5.75%	7.33%	13.69%	15.41%	15.40%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees are included in the total return.

*Class 1 of Frontier Masters Fund was liquidated as of April 1, 2021.

For the six months ended June 30, 2020

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 1a	Class 2	Class 2a	Class 3	Class 3a

Per unit operating performance (1)
Net asset value, December 31, 2019	$101.10	$121.58	$113.61	$72.28	$87.18	$81.78	$44.20	$81.60	$52.55	$85.64	$55.31
Net operating results:
Interest income	0.01	0.01	0.01	0.05	0.06	0.06	0.04	0.07	0.04	0.07	0.05
Expenses	(3.31)	(1.98)	(1.76)	(8.37)	(2.64)	(2.47)	(1.44)	(1.09)	(0.70)	(1.14)	(0.74)
Net gain/(loss) on investments, net of non-controlling interests	(23.71)	(29.73)	(27.76)	(2.04)	(9.48)	(8.81)	1.77	2.68	1.60	2.78	1.76
Net income/(loss)	(27.01)	(31.70)	(29.52)	(10.36)	(12.05)	(11.22)	0.37	1.67	0.94	1.71	1.07
Net asset value, June 30, 2020	$74.09	$89.88	$84.09	$61.92	$75.13	$70.56	$44.58	$83.27	$53.49	$87.35	$56.38

Ratios to average net assets
Net investment income/(loss)	-7.10%	-3.56%	-3.56%	-23.98%	-6.12%	-6.12%	-6.23%	-2.43%	-2.43%	-2.43%	-2.43%
Expenses before incentive fees (3)(4)	7.12%	3.58%	3.58%	24.13%	6.27%	6.27%	6.39%	2.59%	2.59%	2.59%	2.59%
Expenses after incentive fees (3)(4)	7.12%	3.58%	3.58%	24.13%	6.27%	6.27%	6.39%	2.59%	2.59%	2.59%	2.59%
Total return before incentive fees (2)	-26.71%	-26.07%	-25.98%	-14.34%	-13.83%	-13.72%	0.83%	2.04%	1.79%	2.00%	1.94%
Total return after incentive fees (2)	-26.71%	-26.07%	-25.98%	-14.34%	-13.83%	-13.72%	0.83%	2.04%	1.79%	2.00%	1.94%
Incentive fee per share	-	-	-	-	-	-	-	-	-	-	-
Incentive Fee to ANA	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2

Per unit operating performance (1)
Net asset value, December 31, 2019	$117.23	$137.81	$185.82	$161.04	$160.50	$66.56	$78.51	$103.94
Net operating results:
Interest income	0.03	0.04	0.05	0.05	0.05	0.00	0.00	0.00
Expenses	(3.37)	(2.25)	(3.03)	(2.64)	(2.62)	(1.80)	(0.96)	(1.28)
Net gain/(loss) on investments, net of non-controlling interests	(35.30)	(41.84)	(56.41)	(48.84)	(48.69)	(3.71)	(4.65)	(5.92)
Net income/(loss)	(38.64)	(44.05)	(59.38)	(51.43)	(51.26)	(5.52)	(5.61)	(7.19)
Net asset value, June 30, 2020	$78.59	$93.76	$126.44	$109.61	$109.24	$61.04	$72.90	$96.75

Ratios to average net assets
Net investment income/(loss)	-6.82%	-3.83%	-3.83%	-3.83%	-3.83%	-5.46%	-2.46%	-2.46%
Expenses before incentive fees (3)(4)	6.89%	3.90%	3.90%	3.90%	3.90%	5.46%	2.46%	2.46%
Expenses after incentive fees (3)(4)	6.89%	3.90%	3.90%	3.90%	3.90%	5.46%	2.46%	2.46%
Total return before incentive fees (2)	-32.96%	-31.96%	-31.96%	-31.94%	-31.94%	-8.29%	-7.15%	-6.92%
Total return after incentive fees (2)	-32.96%	-31.96%	-31.96%	-31.94%	-31.94%	-8.29%	-7.15%	-6.92%

Incentive fee per share	-	-	-	-	-	-	-	-
Incentive Fee to ANA	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

	Frontier Global Fund			Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2

Per unit operating performance (1)
Net asset value, December 31, 2019	$131.52	$154.43	$192.82	$97.54	$114.15	$153.59
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(5.46)	(4.07)	(5.10)	(3.60)	(2.41)	(3.23)
Net gain/(loss) on investments, net of non-controlling interests	(4.38)	(5.00)	(6.63)	2.57	3.51	3.87
Net income/(loss)	(9.84)	(9.08)	(11.73)	(1.03)	1.10	0.65
Net asset value, June 30, 2020	$121.68	$145.35	$181.09	$96.51	$115.25	$154.24

Ratios to average net assets
Net investment income/(loss)	-8.08%	-5.08%	-5.08%	-6.90%	-3.90%	-3.90%
Expenses before incentive fees (3)(4)	8.08%	5.08%	5.08%	6.90%	3.90%	3.90%
Expenses after incentive fees (3)(4)	8.08%	5.08%	5.08%	6.90%	3.90%	3.90%
Total return before incentive fees (2)	-7.48%	-5.88%	-6.08%	-1.05%	0.96%	0.42%
Total return after incentive fees (2)	-7.48%	-5.88%	-6.08%	-1.05%	0.96%	0.42%

Incentive fee per share	-	-	-	-	-	-
Incentive Fee to ANA	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees are included in the total return.

8. Derivative Instruments and Hedging Activities

The Series’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Series do not enter into or hold positions for hedging purposes as defined under ASC 815, Derivatives and Hedging (“ASC 815”). The detail of the fair value of the Series’ derivatives by instrument types as of June 30, 2021 and December 31, 2020 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to each Series’ position in swap contracts.

The following tables summarize the monthly averages of futures contracts bought and sold for each respective Series of the Trust:

For the three months ended June 30, 2021

Monthly average contracts:

	Bought	Sold

Frontier Balanced Fund	179	185

For the three months ended June 30, 2020

Monthly average contracts:

	Bought	Sold

Frontier Balanced Fund	507	354

For the six months ended June 30, 2021

Monthly average contracts:

	Bought	Sold

Frontier Balanced Fund	484	486

For the six Months ended June 30, 2020

Monthly average contracts:

	Bought	Sold

Frontier Balanced Fund	568	490

The following tables summarize the trading revenues for the three and six months ended June 30, 2021, and 2020 by sector:

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended June 30, 2021

Type of contract	Frontier Balanced Fund

Agriculturals	$46,003
Currencies	23,445
Energies	16,610
Interest rates	9,688
Metals	(52)
Stock indices	13,469
Realized trading income/(loss)(1)	$109,163

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

Realized Trading Revenue from Futures, Forwards and Options

for the Six Months Ended June 30, 2021

Frontier Balanced
Type of contract	Fund

Agriculturals	$109,315
Currencies	(4,367)
Energies	51,430
Interest rates	100,159
Metals	23,283
Stock indices	200,902
Realized trading income/(loss)(1)	$480,722

Realized Trading Revenue from Futures, Forwards and Options

for the Six Months Ended June 30, 2020

Frontier Balanced
Type of contract	Fund

Agriculturals	$25,052
Currencies	(89,048)
Energies	14,070
Interest rates	128,434
Metals	316,370
Stock indices	25,681
Realized trading income/(loss)(1)	$420,559

(1)	Amounts recorded in the Statements of Operations under Net realized gain(loss) on futures forwards and options.

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended June 30, 2021

Type of contract	Frontier Balanced Fund

Agriculturals	$(44,481)
Currencies	(30,413)
Energies	(2,700)
Interest rates	(15,689)
Metals	(18,299)
Stock indices	(11,046)
Change in unrealized trading income/(loss)(1)	$(122,628)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended June 30, 2020

Type of contract	Frontier Balanced Fund
Agriculturals	$32,288
Currencies	(49,704)
Energies	(1,630)
Interest rates	44,437
Metals	(86,875)
Stock indices	10,168
Change in unrealized trading income/(loss)(1)	$(51,316)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Six Months Ended June 30, 2021

Frontier Balanced
Type of contract	Fund

Agriculturals	$(37,679)
Currencies	(13,362)
Energies	13,900
Interest rates	(95,245)
Metals	(34,021)
Stock indices	(3,556)
Change in unrealized trading income/(loss)(1)	$(169,963)

(1)	Amounts recorded in the Statements of Operations under Net change in open trade equity/(deficit)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Six Months Ended June 30, 2020

Frontier Balanced
Type of contract	Fund

Agriculturals	$14,916
Currencies	(20,473)
Energies	(4,275)
Interest rates	36,412
Metals	(113,782)
Stock indices	10,168
Change in unrealized trading income/(loss)(1)	$(77,034)

(1)	Amounts recorded in the Statements of Operations under Net change in open trade equity/(deficit)

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

The following tables present gross and net information about the Series’ assets and liabilities subject to master netting arrangements as disclosed on the statements of financial condition as of June 30, 2021 and December 31, 2020.

As of June 30, 2021

Net Amounts
	Gross Amounts of	Gross Amounts	Presented in the
	recognized	offset in the	Statements of
	Derivative	Statements of	Financial
Frontier Balanced Fund	Assets/Liabilities	Financial Condition	Condition

Open Trade Equity/(Deficit)	$401,858	$(473,290)	$(71,432)

As of December 31, 2020

Net Amounts
		Gross Amounts	Presented in the
	Gross Amounts of	offset in the	Statements of
	recognized	Statements of	Financial
Frontier Balanced Fund	Derivative Assets	Financial Condition	Condition

Open Trade Equity/(Deficit)	$814,743	$(714,303)	$100,440

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

From July 1, 2021 through August 10, 2021, Frontier Balanced Fund, Frontier Diversified Fund, Frontier Heritage Fund, Frontier Masters Fund, Frontier Select Fund and Frontier Global Fund paid $187,452, $73,672, $13,637, $19,199, $20,580 and $35,171, respectively, in redemptions.

Frontier Funds

Consolidated Statements of Financial Condition

June 30, 2021 (Unaudited) and December 31, 2020

	June 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$112,909	$468,466
U.S. Treasury securities, at fair value	1,490,213	2,282,606
Open trade equity, at fair value	-	100,440
Receivable from futures commission merchants	296,169	233,973
Investments in private investment companies, at fair value	22,345,555	23,089,312
Interest receivable	30,776	45,578
Receivable from related parties	-	26,129
Redemptions receivable from private investment companies	-	181,323

Total Assets	$24,275,622	$26,427,827

LIABILITIES & CAPITAL

LIABILITIES
Open trade deficit, at fair value	$71,432	$-
Redemptions payable	17,221	38,128
Management fees payable to Managing Owner	1,511	8,854
Interest payable to Managing Owner	2,481	2,107
Service fees payable to Managing Owner	35,026	36,705
Trading fees payable to Managing Owner	80,804	81,698
Risk analysis fees payable	10,905	9,513
Payables to related parties	-	26,129
Subscriptions in advance for service fee rebates	656,619	638,962
Other liabilities	17,395	16,592

Total Liabilities	$893,394	$858,688

OWNERS’ CAPITAL
Managing Owner Units	241,505	283,217
Limited Owner Units	23,140,723	25,285,922

Total Owners’ Capital	23,382,228	25,569,139

Total Liabilities and Capital	$24,275,622	$26,427,827

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Condensed Schedule of Investments

June 30, 2021 (unaudited)

	Fair	% of Total Capital
Description	Value	(Net Asset Value)
LONG FUTURES CONTRACTS *
Various agriculture futures contracts (Far East)	$(811)	0.00%
Various agriculture futures contracts (Europe)	(2,477)	-0.01%
Various agriculture futures contracts (U.S.)	(399)	0.00%
Various base metals futures contracts (U.S.)	(2,644)	-0.01%
Various currency futures contracts (Europe)	(16,585)	-0.07%
Various currency futures contracts (Far East)	2,707	0.01%
Various currency futures contracts (Latin America)	2,605	0.01%
Various currency futures contracts (U.S.)	(1,200)	-0.01%
Various energy futures contracts (U.S.)	14,670	0.06%
Various interest rates futures contracts (Europe)	(186,275)	-0.80%
Various interest rates futures contracts (Far East)	(90)	0.00%
Various interest rates futures contracts (U.S.)	3,438	0.01%
Various precious metal futures contracts (U.S.)	(12,366)	-0.05%
Various stock index futures contracts (Europe)	(1,804)	-0.01%
Various stock index futures contracts (Far East)	166	0.00%
Total Long Futures Contracts	$(201,065)	-0.87%

SHORT FUTURES CONTRACTS *
Various agriculture futures contracts (Far East)	$6,829	0.03%
Various agriculture futures contracts (Europe)	(1,009)	0.00%
Various agriculture futures contracts (U.S.)	4,675	0.02%
Various base metals futures contracts (U.S.)	(2,038)	-0.01%
Various currency futures contracts (Europe)	9,569	0.04%
Various currency futures contracts (Far East)	(1,932)	-0.01%
Various currency futures contracts (Latin America)	895	0.00%
Various energy futures contracts (U.S.)	(770)	0.00%
Various interest rates futures contracts (Europe)	118,204	0.51%
Various interest rates futures contracts (U.S.)	(4,906)	-0.02%
Various precious metal futures contracts (U.S.)	(1,339)	-0.01%
Various stock index futures contracts (Europe)	1,455	0.01%
Total Short Futures Contracts	$129,633	0.56%
Total Open Trade Equity (Deficit)	$(71,432)	-0.31%

		Fair	% of Total Capital
		Value	(Net Asset Value)
PRIVATE INVESTMENT COMPANIES (2)
	Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC)	$281,563	1.20%
	Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	3,197,727	13.68%
	Galaxy Plus Fund - QIM Feeder Fund (526) LLC	993,772	4.25%
	Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	133,307	0.57%
	Galaxy Plus Fund - Quest Feeder Fund (517) LLC	1,939,527	8.29%
	Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	6,984,677	29.87%
	Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	5,780,863	24.72%
	Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	2,557,962	10.94%
	Galaxy Plus Fund - LRR Feeder Fund (522) LLC	476,157	2.04%
	Total Private Investment Companies	$22,345,555	95.56%
U.S. TREASURY SECURITIES

FACE VALUE

$1,191,500	US Treasury Note 6.875% due 08/15/2025 (Cost $1,501,686)	$1,490,213	6.37%
	Total U.S. Treasury Securities	$1,490,213	6.37%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Notes to Consolidated Financial Statements, Note 4.
(2)	See Notes to Consolidated Financial Statements, Note 5.

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

Frontier Funds
Consolidated Statements of Operations
For the Three Months Ended June 30, 2021 and 2020 (unaudited)

	June 30, 2021	June 30, 2020

Investment income:
Interest - net	$2,196	$1,798

Total Income	2,196	1,798

Expenses:
Management Fees	4,595	4,704
Service Fees - Class 1	116,436	152,889
Due Diligence Fees	1,462	2,711
Risk analysis Fees	1,378	1,411
Trading Fees	241,168	328,254
Other Fees	-	38

Total Expenses	365,039	490,007

Investment (loss) - net	(362,843)	(488,209)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	109,163	(221,676)
Net unrealized gain/(loss) on private investment companies	958,673	937,067
Net realized gain/(loss) on private investment companies	433,719	(3,755,156)
Net change in open trade equity/(deficit)	(122,628)	(51,316)
Net realized gain/(loss) on swap contracts	-	(189,734)
Net unrealized gain/(loss) on swap contracts	-	249,461
Net realized gain/(loss) on U.S. Treasury securities	(1,051)	5,764
Net unrealized gain/(loss) on U.S. Treasury securities	(8,333)	(7,730)
Trading commissions	(348)	(3,683)

Net gain/(loss) on investments	1,369,195	(3,037,003)

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$1,006,352	$(3,525,212)

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds
Consolidated Statements of Operations
For the Six Months Ended June 30, 2021 and 2020 (unaudited)

	June 30, 2021	June 30, 2020

Investment income:
Interest - net	$5,917	$9,780

Total Income	5,917	9,780

Expenses:
Incentive Fees	49,840	-
Management Fees	9,214	9,724
Service Fees - Class 1	232,549	355,224
Due Diligence Fees	3,045	6,843
Risk analysis Fees	2,764	2,917
Trading Fees	484,333	772,150
Other Fees	-	38

Total Expenses	781,745	1,146,896

Investment (loss) - net	(775,828)	(1,137,116)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	480,722	420,559
Net unrealized gain/(loss) on private investment companies	1,935,177	1,729,759
Net realized gain/(loss) on private investment companies	683,641	(3,974,277)
Net change in open trade equity/(deficit)	(169,963)	(77,035)
Net realized gain/(loss) on swap contracts	-	(189,734)
Net unrealized gain/(loss) on swap contracts	-	(7,241,457)
Net realized gain/(loss) on U.S. Treasury securities	(10,320)	45,731
Net unrealized gain/(loss) on U.S. Treasury securities	(10,500)	4,581
Trading commissions	(6,365)	(12,058)

Net gain/(loss) on investments	2,902,392	(9,293,931)

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$2,126,564	$(10,431,047)

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds
Consolidated Statements of Changes in Owners’ Capital
For the Six Months Ending June 30, 2021 (unaudited)

	Managing Owner	Limited Owners	Total

Owners’ Capital, December 31, 2020	$283,217	$25,285,922	$25,569,139

Sale of Units (including transfers)	-	-	-
Redemption of Units (including transfers)	(65,300)	(4,248,175)	(4,313,475)
Payment made by Related Party	-	-	-
Payment made by Managing Owner	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations	23,588	2,102,976	2,126,564

Owners’ Capital, June 30, 2021	$241,505	$23,140,723	$23,382,228

The consolidated Trust is not unitized as are the individual Series of the Trust

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2021 and 2020 (unaudited)

	June 30, 2021	June 30, 2020

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$2,126,564	$(10,431,047)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in ownership allocation of U.S. Treasury securities	(8,602)	-
Net unrealized gain/(loss) on private investment companies	(1,901,388)	(2,327,472)
Net realized gain/(loss) on private investment companies	(672,696)	(3,974,277)
Net realized gain/(loss) on swap contracts	-	(189,734)
Net unrealized gain/(loss) on swap contracts	-	7,241,457
Net realized gain/(loss) on U.S. Treasury securities	10,320	45,731
Net unrealized gain/(loss) on U.S. Treasury securities	10,500	(4,581)
(Purchases) sales of:
Sales of swap contracts	-	1,491,965
(Purchases) of U.S. Treasury securities	(1,987,803)	(4,338,268)
Sales of U.S. Treasury securities	2,762,061	4,928,672
U.S. Treasury interest and premium paid/amortized	5,917	9,780
(Purchases) of Private Investment Companies	(4,210,408)	3,300,220
Sale of Private Investment Companies	7,572,526	12,086,455
Reduction of collateral in Swap contracts	-	(1,564,238)
Increase and/or decrease in:
Receivable from futures commission merchants	(62,196)	1,902,708
Open trade equity/(deficit), at fair value	171,872	124,301
Investments in unconsolidated trading companies, at fair value	(44,277)	-
Interest receivable	14,802	11,344
Receivable from related parties	26,129	-
Redemptions receivable from private investment companies	181,323	(360,786)
Other assets	-	(3,365)
Interest payable	-	-
Management fees payable to Managing Owner	(7,343)	28
Interest payable to Managing Owner	374	1,249
Service fees payable to Managing Owner	(1,679)	(26,215)
Trading fees payable to Managing Owner	(894)	(62,547)
Risk analysis fees payable	1,392	55
Payables to related parties	(26,129)	-
Subscriptions in advance for service fee rebates	17,657	23,958
Other liabilities	803	(6,852)

Net cash provided by (used in) operating activities	3,978,825	7,878,541

Cash Flows from Financing Activities:
Sale of Units (including transfers)	-	-
Redemption of Units (including transfers)	(4,313,475)	(7,148,924)
Redemptions payable	(20,907)	(39,980)

Net cash provided by (used in) financing activities	(4,334,382)	(7,188,904)

Net increase (decrease) in cash and cash equivalents	(355,557)	689,637

Cash and cash equivalents, beginning of period	468,466	367,568
Cash and cash equivalents, end of period	$112,909	$1,057,205

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

●

all payments made to selling agents who are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and their associated persons that constitute underwriting compensation will be subject to the limitations set forth in Rule 2310(b)(4)(B)(ii) (formerly Rule 2810(b)(4)(B)(ii)) of the Conduct Rules of FINRA (“Rule 2310”). An investor’s Class 1 Units or Class 2 Units of any Series, or Class 1a Units or Class 2a Units of the Frontier Long/Short Commodity Fund or Frontier Balanced Fund will be classified as Class 3 or Class 3a Units of such Series, as applicable, when the Managing Owner determines that the fee limitation set forth in Rule 2310 with respect to such Units has been reached or will be reached. The service fee limit applicable to each unit sold is reached upon the earlier of when (i) the aggregate initial and ongoing service fees received by the selling agent with respect to such unit equals 9% of the purchase price of such unit or (ii) the aggregate underwriting compensation (determined in accordance with FINRA Rule 2310) paid in respect of such unit totals 10% of the purchase price of such unit. No service fees are paid with respect to Class 3 or Class 3a Units. Units of any Class in a Series may be redeemed, in whole or in part, on a daily basis, at the then current NAV per Unit for such Series on the day of the week after the date the Managing Owner is in receipt of a redemption request for at least one (1) business day to be received by the Managing Owner prior to 4:00 PM in New York. Frontier Masters Fund Class 1 was closed as of April 1, 2021.

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

As of June 30, 2021, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund, Frontier Global Fund and Frontier Heritage Fund separates Units into a maximum of three separate Classes—Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Balanced Fund separates Units into a maximum of five separate Classes—Class 1, Class 1AP, Class 2, Class 2A and Class 3A. The Trust, with respect to the Frontier Long/Short Commodity Fund separates Units into a maximum of five separate Classes—Class 1A, Class 2A, Class 2, Class 3A and Class 3. Between April 15, 2016 and May 10, 2017, a portion of the interests in Frontier Trading Company I, LLC and all of the interests in Frontier Trading Company VII, LLC, Frontier Trading Company XV, LLC, and Frontier Trading Company XXIII LLC held by Frontier Diversified Fund, Frontier Masters Fund, Frontier Select Fund, Frontier Balanced Fund and Frontier Long/Short Commodity Fund were exchanged for equivalent interests in the Galaxy Plus Managed Account Platform (“Galaxy Plus”) which is an unaffiliated, third-party managed account platform. The assets of Frontier Trading Company I, LLC, which included exposure to Quantmetrics Capital Management LLP’s Multi-Strategy Program, Quantitative Investment Management, LLC’s Quantitative Global Program, Quest Partners LLC’s Quest Tracker Index Program, Chesapeake Capital Management, LLC’s Diversified Program, and Doherty Advisors LLC’s Relative Value Moderate Program, the assets of Frontier Trading Company VII, LLC, which included exposure to Emil van Essen LLC’s Multi-Strategy Program, Red Oak Commodity Advisors, Inc.’s Fundamental Diversified Program, Rosetta Capital Management, LLC’s Rosetta Trading Program, and Landmark Trading Company’s Landmark Program, the assets of Frontier Trading Company XV, LLC, which included exposure to Transtrend B.V.’s TT Enhanced Risk (USD) Program, and the assets of Frontier Trading Company XXIII, LLC which included exposure to Fort L.P.’s Global Contrarian Program have been transferred to individual Delaware limited liability companies (“Master Funds”) in Galaxy Plus. Each Master Fund is sponsored and operated by Gemini Alternative Funds, LLC (“Sponsor”). The Sponsor has contracted with the Trading Advisors to manage the portfolios of the Master Funds pursuant to the advisors’ respective program. For those Series that invest in Galaxy Plus, approximately 30-70% of those Series assets are used to support the margin requirements of the Master Funds. The remaining assets of the Series are split between investments in Trading Companies and a pooled cash management account that invests primarily in U.S. Treasury securities. For those Series that do not invest in Galaxy Plus, their assets are split between investments in Trading Companies and investments in the pooled cash management account.

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

Receivable from Futures Commission Merchants—The Trust deposits assets with an FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of June 30, 2021 and December 31, 2020 and included restricted cash for margin requirements of $152,599 and $321,638 for the Frontier Balanced Fund.

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

Income Taxes—The Trust applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust for the quarter ended June 30, 2021. The 2017 through 2020 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

Each Series is charged service fees as outlined above. In some cases, amounts paid to selling agents might be less than the amount charged to the Series. When this occurs, the service fee is rebated back to the investor in the form of additional units. During 2020, 2019 and 2018, the Series were not allowed to issue additional units. The Managing Owner has determined that the purchase of additional units of the relevant Series will commence in 2021 when the Series are allowed to sell shares again. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $656,619 and $638,962 as of June 30, 2021 and December 31, 2020, respectively.

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

Swap Contracts. Certain Series of the Trust strategically invest a portion or all of their assets in total return swaps, selected at the direction of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more investment products or indices. In a typical swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. Swap contracts are reported at fair value upon daily reports from the counterparty. In addition, a third party takes the inputs from the counterparty, makes certain adjustments, and runs it through their pricing model to come up with their daily price. The fair value measurements of the swap contracts are valued using unadjusted inputs that were not internally developed. The Managing Owner reviews, compares and approves current day pricing of the CTA positions, as received from the counterparty which includes intra-day volatility and volume and daily index performance, as well as from a third party. Differences in prices exceeding 5% are investigated. Unexplainable differences are escalated to the Managing Owner’s Valuation Committee for evaluation and resolution. The Swap Contracts are reported at fair value using Level 3 inputs. The Frontier Select Fund (through its investment in an unconsolidated trading company) and Frontier Heritage Fund Brevan Howard swap investments were liquidated on May 30, 2020 and Frontier Balanced Fund, Frontier Long/Short Commodity Fund, Frontier Diversified Fund TRS swap investments were liquidated on December 21, 2020.

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

The following table summarizes the instruments that comprise the Trust’s financial asset portfolio, in aggregate, measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

June 30, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Open Trade Equity (Deficit)	$(71,432)	$-	$-	$(71,432)
U.S. Treasury Securities	1,490,213	-	-	1,490,213

December 31, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Open Trade Equity	$100,440	$-	$-	$100,440
U.S. Treasury Securities	2,282,606	-	-	2,282,606

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

The Trust assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Trust’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the six months ended June 30, 2021 and December 31, 2020, the Trust did not transfer any assets between Levels 1, 2 and 3.

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2020: Swaps $(4,384,210).

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

The following table summarizes the Trust’s equity in earnings from each of the private investment companies during the three and six months ended June 30, 2021 and 2020:

Three months ended June 30, 2021 and 2020

	Three Months Ended June, 2021				Three Months Ended June, 2020
	Trading	Realized	Change in Unrealized	Net Income	Trading	Realized	Change in Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$(4,958)	$231,375	$152,986	$379,403	$(21,691)	$(519,973)	$(1,037,995)	$(1,579,659)
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	-	(349)	-	(349)	(3,500)	(78,517)	103,958	21,941
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	-	497	-	497	(13,005)	(585,571)	598,718	142
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(9,320)	214,715	159,237	364,632	(27,104)	(714,036)	924,235	183,095
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(194)	99,422	(84,645)	14,583	(1,483)	(505,536)	506,325	(694)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(3,616)	(24,422)	(215,896)	(243,934)	(12,396)	(884,231)	428,859	(467,768)
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	-	-	-	-	-	-	-	-
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(6,918)	98,635	(36,398)	55,319	(3,215)	145,551	(349,745)	(207,409)
Galaxy Plus Fund - Quest FIT Feeder Fund (535) LLC	-	-	(13,415)	(13,415)	-	-	-	-
Galaxy Plus Fund - TT Feeder Fund (531) LLC	-	1,384	-	1,384	(7,243)	(310,899)	318,142	-
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(30,735)	330,694	452,321	752,280	(31,549)	1,527,788	(2,351,775)	(855,536)
Galaxy Plus Fund - JL Cyril Systematic Feeder Fund (547) LLC)	(2,097)	128,578	(99,354)	27,127	-	-	-	-
Galaxy Plus Fund - Volt Diversified Alpha Feeder Fund (550) LLC)	(2,701)	20,959	36,607	54,865	-	-	-	-
Total	$(60,539)	$1,101,488	351,443	1,392,392	$(121,186)	$(1,925,424)	$(859,278)	$(2,905,888)

Six months ended June 30, 2021 and 2020

	Six Months Ended June, 2021				Six Months Ended June, 2020
	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)

Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$(11,520)	$679,178	$83,059	$750,717	$(21,691)	$42,043	$(129,090)	$(108,738)
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	-	(349)	-	(349)	(3,500)	(95,347)	41,672	(57,175)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	-	497	-	497	(13,005)	(1,475,050)	175,801	(1,312,254)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(19,318)	359,226	(147,084)	192,824	(27,104)	(526,102)	269,144	(284,062)
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(423)	122,971	(102,977)	19,571	(1,483)	(493,489)	(49,824)	(544,796)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(6,755)	(253,977)	(210,527)	(471,259)	(12,396)	(912,054)	97,338	(827,112)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(14,004)	178,075	163,774	327,844	(3,215)	110,349	(48,759)	58,375
Galaxy Plus Fund - Quest FIT Feeder Fund (535) LLC	-	-	44,734	44,734	-	-	-	-
Galaxy Plus Fund - TT Feeder Fund (531) LLC	-	1,384	-	1,384	(7,243)	(321,982)	(43,412)	(372,637)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(54,152)	1,651,699	306,252	1,903,799	(31,549)	1,522,256	(321,416)	1,169,291
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC	(3,804)	(789,261)	617,622	(175,443)	-	-	-	-
Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC	(4,509)	20,959	8,048	24,499	-	-	-	-

Total	$(114,485)	$1,970,402	$762,901	$2,618,818	$(121,186)	$(2,149,376)	$(8,546)	$(2,279,108)

The Trust’s investments in private investment companies have certain redemption and liquidity restrictions which are described in the following table:

	Redemptions	Redemptions	Liquidity
	Notice Period	Permitted	Restrictions
Frontier Funds
Multi-Strategy
Galaxy Plus Fund - JL Cyril Systematic Feeder Fund (547) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - Volt Diversified Alpha Feeder Fund (550) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None

Effective January 4, 2021, Volt Capital Management AB accessed through Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC) became a new commodity trading advisor for Frontier Long/Short Commodity Fund.

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

As of June 30, 2021, the Trust had a payable to the Managing Owner in the amounts of $0, $1,511, $2,481, $80,804 and $35,026 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

As of December 31, 2020, the Trust had a payable to the Managing Owner in the amounts of $0, $8,854, $2,107, $81,698, and $36,705 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

For the six months ended June 30, 2021, the Managing Owner earned $49,840, $9,214, $2,764, $232,549, and $484,333 for incentive fees, management fees, risk analysis fees, service fees, and trading fees, respectively.

For the six months ended June 30, 2020, the Managing Owner earned $0, $9,724, $2,917, $355,224, and $772,150 for incentive fees, management fees, risk analysis fees, service fees, and trading fees, respectively.

For the three months ended June 30, 2021 the Trust paid the Managing Owner $0, $4,595, $1,378, $116,436 and $241,168 for incentive fees, management fees, risk analysis fees, service fees, and trading fees, respectively.

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

Aggregate interest income from all sources, including U.S. Treasury Securities assets net of premiums and cash held at clearing brokers, of up to the first 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Global Fund, Frontier Select Fund, and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (for the three months ended June 30, 2021, and June 30, 2020 amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees Class 1a, Class 2a and Class 3a), Frontier Masters Fund, and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 100% of the interest is retained by the respective Series.

During the three months ended June 30, 2021 and June 30, 2020 and, the Trust paid $6,809, and $5,857, respectively of such interest income to the Managing Owner. Such amounts are not included in the consolidated statements of operations of the Trust. All other interest income is recorded by the Trust on the consolidated statements of operations.

7. Financial Highlights

The following information presents the financial highlights of the Trust for the six months and three months ended June 30, 2021 and June 30, 2020. This data has been derived from the information presented in the consolidated financial statements.

Three months ended June 30

	2021	2020
Ratios to average net assets (1)
Net investment income/(loss) (1)	-5.99%	-4.34%
Expenses before incentive fees (3) (4)	6.03%	-4.36%
Expenses after incentive fees (3) (4)	6.03%	-4.36%

Total return before incentive fees (2)	4.14%	-7.79%
Total return after incentive fees (2)	4.14%	-7.79%

Six months ended June 30

	2021	2020
Ratios to average net assets (1)
Net investment income/(loss) (1)	-6.19%	-5.71%
Expenses before incentive fees (3) (4)	6.04%	5.76%
Expenses after incentive fees (3) (4)	6.24%	5.76%

Total return before incentive fees (2)	8.91%	-23.21%
Total return after incentive fees (2)	8.70%	-23.21%

(1)	Annualized with the exception of incentive fees.

(2)	Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Consolidated Statements of Operations of the Trust. See footnote 5.

The Trust financial highlights are calculated based upon the Trust’s consolidated financial statements. The consolidated Trust does not issue units and therefore the financial highlights do not disclose any unitized data.

8. Derivative Instruments and Hedging Activities

The Trust’s primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trust does not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trust’s derivatives by instrument types as of June 30, 2021 and December 31, 2020 is included in the Consolidated Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trust’s positions in swap contracts. There are embedded management fees in transacting these swaps ranging from 1% to 1.5% based on fair value of swaps and the embedded incentive fees ranging from 15% to 25% based on net new trading profits on swaps.

For the three months ended June 30, 2021 and June 30, 2020, the monthly average of futures, forwards and options contracts bought was approximately 179 and 507, respectively and sold was approximately 185 and 354, respectively.

For the six months ended June 30, 2021 and June 30, 2020, the monthly average of futures, forwards and options contracts bought was approximately 484 and 568, respectively and sold was approximately 486 and 490, respectively.

The following tables summarize the trading revenues for the three months ended June 30, 2021 and June 30, 2020 by contract type:

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended June 30, 2021

Type of contract
Agriculturals	$46,003
Currencies	23,445
Energies	16,610
Interest rates	9,688
Metals	(52)
Stock indices	13,469
Realized trading income/(loss)(1)	$109,163

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended June 30, 2020

Type of contract
Agriculturals	$(27,242)
Currencies	(3,074)
Energies	(9,668)
Interest rates	(113,962)
Metals	10,260
Stock indices	(77,990)
Realized trading income/(loss)(1)	$(221,676)

Realized Trading Revenue from Futures, Forwards and Options

for the Six Months Ended June 30, 2021

Type of contract
Agriculturals	$109,315
Currencies	(4,367)
Energies	51,430
Interest rates	100,159
Metals	23,283
Stock indices	200,902
Realized trading income/(loss)(1)	$480,722

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

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended June 30, 2021

Type of contract
Agriculturals	$(44,481)
Currencies	(30,413)
Energies	(2,700)
Interest rates	(15,689)
Metals	(18,299)
Stock indices	(11,046)
Change in unrealized trading income/(loss)(1)	$(122,628)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended June 30, 2020

Type of contract
Agriculturals	$32,288
Currencies	(49,704)
Energies	(1,630)
Interest rates	44,437
Metals	(86,875)
Stock indices	10,168
Change in unrealized trading income/(loss)(1)	$(51,316)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Six Months Ended June 30, 2021

Type of contract
Agriculturals	$(37,679)
Currencies	(13,362)
Energies	13,900
Interest rates	(95,245)
Metals	(34,021)
Stock indices	(3,556)
Change in unrealized trading income/(loss)(1)	$(169,963)

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

The following tables present gross and net information about the Trust’s assets and liabilities subject the master netting arrangements as disclosed on the consolidated statements of financial condition as of June 30, 2021 and December 31, 2020:

As of June 30, 2021

Gross
	Gross Amounts of	Amounts offset in the	Net Amounts Presented
	recognized	Statements of	in the
	Derivative Assets	Financial Condition	Statements of Financial
Open Trade Equity/(Deficit)	$401,858	$(473,290)	$(71,432)

As of December 31, 2020

		Gross	Net Amounts
	Gross Amounts of	Amounts offset in the	Presented in the
	recognized	Statements of	Statements of
	Derivative Assets	Financial Condition	Financial Condition
Frontier Balanced Fund
Open Trade Equity/(Deficit)	$814,743	$(714,303)	$100,440

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

From July 1, 2021 through August 10, 2021, the Trust paid $349,711 in redemptions.

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

For the six months ended June 30, 2021, none of the series owned a swap investment and thus were not subject to any related embedded management and/or incentive fees.

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

The trading system and/or approach of each of the major Trading Advisors and the means by which the Series access those Trading Advisors are as follows:

Major Commodity Trading Advisor	Trading System Style	Accessed Through

Aspect Capital Limited	Systematic	Galaxy Plus
Fort, L.P.	Systematic	Galaxy Plus
Quantitative Investment Management, LLC	Systematic	Galaxy Plus
Quest Partners LLC	Systematic	Galaxy Plus
Rosetta Capital Management, LLC	Discretionary	Galaxy Plus
Welton Investment Partners LLC	Systematic	Galaxy Plus
Wimmer Horizon, LLP	Systematic	Trading Company
John Locke Investments SA	Systematic	Galaxy Plus
Volt Capital Management AB	Systematic	Galaxy Plus

As of June 30, 2021, the allocation of the assets of each applicable Series of the Trust among the Trading Advisors was as follows:

Allocation as of June 30, 2021 (expressed as a percentage of aggregate notional exposure to commodity trading programs)

Advisor	Frontier Diversified Fund	Frontier Long/Short Commodity Fund	Frontier Masters Fund	Frontier Balanced Fund	Frontier Select Fund	Frontier Global Fund	Frontier Heritage Fund
Aspect Capital Limited	27%	-	55%	19%	-	100%	77%
Fort, L.P.	27%	-	-	19%	-	-	-
Volt Diversified Alpha Fund	-	28%	-	-	-	-	-
John Locke Investments SA	9%	-	25%	12%	50%	-	-
Quantitative Investment Management, LLC	9%	-	-	12%	-	-	-
Quest Partners LLC	19%	-	-	12%	-	-	-
Rosetta Capital Management, LLC	-	47%	-	-	-	-	-
Welton Investment Partners LLC	9%	25%	20%	16%	50%	-	23%
Wimmer Horizon	-	-	-	10%	-	-	-

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At June 30, 2021, cash deposited at the clearing brokers was $152,599 for the Trust. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each month. As of June 30, 2021, with the Federal Funds target rate at 0.00% to 0.25%, this amount is estimated to be 0.00%.  In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds and time deposits. Aggregate interest income from all sources, including U.S. Treasury Securities assets net of premiums and cash held at clearing brokers, of up to 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Global Fund, Frontier Select Fund, and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a and Class 3a), Frontier Masters Fund and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 100% of the interest is retained by the respective Series. The amount reflected in the financial statements for the Trust and Series are disclosed on a net basis. Due to some classes not exceeding the 2% paid to the Managing Owner, amounts earned by those classes may be zero.

Approximately 10% to 30% of the Trust’s assets are expected to be committed as required margin for futures contracts and forwards and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. treasury bills in segregated accounts with the futures broker pursuant to the CEA and regulations there under. Approximately 2% to 6% of the Trust’s assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the CEA, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 64% to 88% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. federally chartered banks. As of June 30, 2021, total cash and cash equivalents held at banking institutions were $14,129 for the Frontier Diversified Fund, $8,750 for the Frontier Long/Short Commodity Fund, $4,951 for the Frontier Masters Fund, $66,646 for the Frontier Balanced Fund, $2,772 for the Frontier Select Fund, $7,120 for the Frontier Global Fund, and $8,541 for the Frontier Heritage Fund.

As a commodity pool, the Trust has large cash positions. Such cash positions are used to pay margin for the trading of futures, forwards and options, and also to pay redemptions. Generally, the Trust has not been forced to liquidate positions to fund redemptions. During the six months ended June 30, 2021, the Trust was able to pay all redemptions.

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

Results of Operations for the Three Months Ended June 30, 2021

Series Returns and Other Information

The returns for each Series and Class of Units for the three months ended June 30, 2021 and 2020, and related information, are discussed below. The activities of the Trust on a consolidated basis are explained through the activity of the underlying Series. Please refer to the discussion of the Series activities in relation to the Trust on a consolidated basis.

Each Series had exposure to commodity interest positions within one or more sectors during the three months ended June 30, 2021 and 2020. The performance of each Series was impacted over the course of the periods by, among other things, the relative performance of the relevant sector or sectors and the commodities within those sectors, the changing allocations among, and the specific positions taken by the Series’ Trading Advisors in, the relevant sector(s) and commodities, and the timing of entries and exits. For certain of the Series, a sector attribution chart has been included at the end of the relevant discussion. Each chart depicts the performance of the relevant Series’ positions within each of the relevant sectors (determined by the Managing Owner using monthly gross return and NAV figures, with various adjustments to net out a proportional allocation of the fees and expenses chargeable to the Series) during the periods presented.

The swaps owned by Frontier Heritage Fund and Frontier Select Fund (through its investment in an unconsolidated trading company) were terminated effective May 30, 2020, and the swaps owned by Frontier Balanced Fund, Frontier Long/Short Commodity Fund and Frontier Diversified Fund were terminated effective December 21, 2020.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020.

Frontier Diversified Fund

The Frontier Diversified Fund—Class 1 NAV gained 4.10% and lost 6.39%, respectively, for the three months ended June 30, 2021 and 2020, net of fees and expenses; the Frontier Diversified Fund—Class 2 NAV gained 4.57% and lost 5.98%, respectively, for the three months ended June 30, 2021 and 2020, net of fees and expenses; the Frontier Diversified Fund—Class 3 NAV gained 4.63% and lost 5.93%, respectively, for the three months ended June 30, 2021 and 2020.

For the three months ended June 30, 2021, the Frontier Diversified Fund recorded net loss on investments of $34,608, net investment gain of $215,637 and total expenses of $34,645 resulting in a net increase in Owners’ capital from operations of $181,029. For the three months ended June 30, 2020, the Frontier Diversified Fund recorded net loss on investments of $61,321, net investment loss of $355,556, and total expenses of $62,150 resulting in a net decrease in Owners’ capital from operations of $416,877.

Please see additional discussion under “Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020–Frontier Diversified Fund.”

Frontier Masters Fund

The Frontier Masters Fund—Class 1 NAV gained 0.47% and lost 13.21%, respectively, for the three months ended June 30, 2021 and 2020, net of fees and expenses; the Frontier Masters Fund—Class 2 NAV gained 4.12% and lost 12.83%, respectively, for the three months ended June 30, 2021 and 2020, net of fees and expenses; the Frontier Masters Fund—Class 3 NAV gained 4.18% and lost 12.77%, respectively, for the three months ended June 30, 2021 and 2020, net of fees and expenses.

For the three months ended June 30, 2021, the Frontier Masters Fund recorded net loss on investments of $12,733, net investment gain of $47,903, and total expenses of $13,710, resulting in a net increase in Owners’ capital from operations of $35,170 For the three months ended June 30, 2020, the Frontier Masters Fund recorded net loss on investments of $29,804, net investment loss of $216,337, and total expenses of $30,292, resulting in a net decrease in Owners’ capital from operations of $246,141.

Please see additional discussion under “Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020 –Frontier Masters Fund.”

Frontier Long/Short Commodity Fund

The Frontier Long/Short Commodity Fund—Class 2 NAV gained 8.96% and lost 6.08%, respectively, for the three months ended June 30, 2021 and 2020, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 3 NAV gained 8.96% and lost 6.08%, respectively, for the three months ended June 30, 2021 and 2020, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 1a NAV lost 0% and lost 6.55%, respectively, for the three months ended June 30, 2021 and 2020, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 2a NAV gained 8.98% and lost 6.14%, respectively, for the three months ended June 30, 2021 and 2020, net of fees and expenses; the Frontier Long/Short Commodity Fund Class 3a NAV gained 9.05% and lost 6.06%, respectively, for the three months ended June 30, 2021 and 2020, net of fees and expenses.

For the three months ended June 30, 2021, the Frontier Long/Short Commodity Fund recorded net loss on investments of $9,181, net investment gain of $132,373, and total expenses of $10,205, resulting in a net increase in Owners’ capital from operations of $123,192. For the three months ended June 30, 2020, the Frontier Long/Short Commodity Fund recorded net loss on investments of $7,496, net investment loss of $78,664, and total expenses of $7,968, resulting in a net decrease in Owners’ capital from operations of $86,160.

Please see additional discussion under “Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020 –Frontier Long/Short Commodity Fund.”

Frontier Balanced Fund

The Frontier Balanced Fund—Class 1 NAV gained 2.96% and lost 8.64%, respectively, for the three months ended June 30, 2021 and 2020, net of fees and expenses; the Frontier Balanced Fund—Class 2 NAV gained 3.74% and lost 7.96%, respectively, for the three months ended June 30, 2021 and 2020, net of fees and expenses; the Frontier Balanced Fund—Class 2a NAV gained 3.77% and lost 7.94%, respectively, for the three months ended June 30, 2021 and 2020, net of fees and expenses; the Frontier Balanced Fund—Class 3a NAV gained 3.77% and lost 7.94%, respectively, for the three months ended June 30, 2021 and 2020, net of fees and expenses; the Frontier Balanced Fund—Class 1AP NAV gained 3.73% and lost 7.96%, respectively, for the three months ended June 30, 2021 and 2020, net of fees and expenses.

For the three months ended June 30, 2021, the Frontier Balanced Fund recorded net loss on investments of $181,094 net investment gain of $539,287 and total expenses of $181,252 resulting in a net increase in Owners’ capital from operations of $358,193. For the three months ended June 30, 2020, the Frontier Balanced Fund recorded net loss on investments of $230,326, net investment loss of $1,064,181, and total expenses of $230,335, resulting in a net decrease in Owners’ capital from operations of $1,294,507.

Please see additional discussion under “Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020 –Frontier Balanced Fund.”

Frontier Select Fund

The Frontier Select Fund—Class 1 NAV gained 5.77% and lost 9.54%, respectively, for the three months ended June 30, 2021 and 2020, net of fees and expenses; the Frontier Select Fund—Class 2 NAV gained 6.58% and lost 8.86%,respectively, for the three months ended June 30, 2021 and 2020, net of fees and expenses; the Frontier Select Fund—Class 1AP NAV gained 6.58% and lost 8.86%, respectively, for the three months ended June 30, 2021 and 2020.

For the three months ended June 30, 2021, the Frontier Select Fund recorded net loss on investments of $23,814, net investment gain of $119,595 and total expenses of $23,814, resulting in a net increase in Owners’ capital from operations of $95,781. For the three months ended June 30, 2020, the Frontier Select Fund recorded net loss on investments of $33,377, net investment loss of $223,835, and total expenses of $33,377, resulting in a net decrease in Owners’ capital from operations of $257,212.

Please see additional discussion under “Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020 –Frontier Select Fund.”

Frontier Global Fund

The Frontier Global Fund—Class 1 NAV gained 2.59% and lost 16.64%, respectively, for the three months ended June 30, 2021 and 2020, net of fees and expenses; the Frontier Global Fund—Class 2 NAV gained 3.36% and lost 16.02%, respectively, for the three months ended June 30, 2021 and 2020, net of fees and expenses; the Frontier Global Fund—Class 1AP NAV lost 0% and lost 16.02%, respectively, for the three months ended June 30, 2021 and 2020.

For the three months ended June 30, 2021, the Frontier Global Fund recorded net loss on investments of $57,672, net investment gain of $136,621, and total expenses of $57,672, resulting in a net increase in Owners’ capital from operations of $78,949. For the three months ended June 30, 2020, the Frontier Global Fund recorded net loss on investments of $79,904, net investment loss of $646,581, and total expenses of $79,904, resulting in a net decrease in Owners’ capital from operations of $726,485.

Please see additional discussion under “Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020 –Frontier Global Fund.”

Frontier Heritage Fund

The Frontier Heritage Fund—Class 1 NAV gained 5.29% and lost 15.50%, respectively, for the three months ended June 30, 2021 and 2020, net of fees and expenses; the Frontier Heritage Fund—Class 2 NAV gained 6.08% and lost 14.87%, respectively for the three months ended June 30, 2021 and 2020, net of fees and expenses; the Frontier Heritage Fund—Class 1AP NAV gained 6.08% and lost 14.87%, respectively, for the three months ended June 30, 2021 and 2020.

For the three months ended June 30, 2021, the Frontier Heritage Fund recorded net loss on investments of $43,741, net investment gain of $177,779, and total expenses of $43,741, resulting in a net increase in Owners’ capital from operations of $134,038.For the three months ended June 30, 2020, the Frontier Heritage Fund recorded net loss on investments of $45,981, net investment loss of $456,221, and total expenses of $45,981, resulting in a net decrease in Owners’ capital from operations of $598,116, loss attributable to after non-controlling interests of $95,914.

Please see additional discussion under “Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020 –Frontier Heritage Fund.”

Six months ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Frontier Diversified Fund

2021

The Frontier Diversified Fund—Class 1 NAV gained 6.88% and lost 26.71%, respectively, for the six months ended June 30, 2021 and 2020, net of fees and expenses; the Frontier Diversified Fund—Class 2 NAV gained 7.81% and lost 26.07%, respectively, for the six months ended June 30, 2021 and 2020, net of fees and expenses; the Frontier Diversified Fund—Class 3 NAV gained 7.94% and lost 25.98%, respectively, for the six months ended June 30, 2021 and 2020.

For the six months ended June 30, 2021, the Frontier Diversified Fund recorded net loss on investments of $70,209, net investment gain of $371,437, and total expenses of $71,833, resulting in a net increase in Owners’ capital from operations of $301,228. For the six months ended June 30, 2020, the Frontier Diversified Fund recorded net loss on investments of $172,927, net investment loss of $2,495,821, and total expenses of $173,790, resulting in a net decrease in Owners’ capital from operations of $2,668,748.

The NAV per Unit, Class 1, increased from $72.68 at December 31, 2020 to $77.68 as of June 30, 2021. The NAV per Unit, Class 2, increased from $88.95 at December 31, 2020 to $95.90 as of June 30, 2021. The NAV per Unit, Class 3 increased from $83.33 at December 31, 2020 to $89.95 as of June 30, 2021. Total Class 1 subscriptions and redemptions for the period were $0 and $121,614, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $65,868, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $887,950, respectively. Ending capital at June 30, 2021 was $40,171 for Class 1, $430,810 for Class 2 and $2,937,786 for Class 3. Ending capital at December 31, 2020 was $154,260 for Class 1, $466,224 for Class 2, and $3,562,487 for Class 3.

For the six months ended June 30, 2021, Frontier Diversified Fund did not own a swap investment.

The Frontier Diversified Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors.

Three sectors which traded in the Frontier Diversified Fund were profitable in Q2 2021 and three were profitable YTD. Energies, Agriculturals and Stock Indices were profitable for Q2 2021 while Metals, Currencies and Interest Rates finished negative for the quarter. Energies, Agriculturals and Stock Indices were profitable YTD while Metals, Currencies and Interest Rates finished negative YTD.

In terms of major CTA performance, Aspect, Fort, Quest and Welton finished positive for the quarter. John Locke and QIM were negative for the quarter.

Aspect, Fort, Quest and Welton finished positive YTD. John Locke and QIM were negative YTD.

2020

The Frontier Diversified Fund—Class 1 NAV lost 26.71% and gained 0.19%, respectively, for the six months ended June 30, 2020 and 2019, net of fees and expenses; the Frontier Diversified Fund—Class 2 NAV lost 26.07% and gained 1.05%, respectively, for the six months ended June 30, 2020 and 2019, net of fees and expenses; the Frontier Diversified Fund—Class 3 NAV lost 25.98% and gained 1.19%, respectively, for the six months ended June 30, 2020 and 2019.

For the six months ended June 30, 2020, the Frontier Diversified Fund recorded net loss on investments of $172,927, net investment loss of $2,495,821, and total expenses of $173,790, resulting in a net decrease in Owners’ capital from operations of $2,668,748. For the six months ended June 30, 2019, the Frontier Diversified Fund recorded net loss on investments of $276,391, net investment gain of $354,161, and total expenses of $282,393, resulting in a net increase in Owners’ capital from operations of $77,770. The NAV per Unit, Class 1, decreased from $101.10 at December 31, 2019 to $74.09 as of June 30, 2020. The NAV per Unit, Class 2, decreased from $121.58 at December 31, 2019 to $89.88 as of June 30, 2020. The NAV per Unit, Class 3, decreased from $113.61 at December 31, 2019 to $84.09 as of June 30, 2020. Total Class 1 subscriptions and redemptions for the period were $0 and $960,563, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $ 2,575,772, respectively. Total Class 3 subscriptions and redemptions for the period were $ 960,563 and $445,094, respectively. Ending capital at June 30, 2020 was $186,800 for Class 1, $1,967,732 for Class 2, and $4,155,473 for Class 3. Ending capital at December 31, 2019 was $1,303,195 for Class 1, $5,600,851 for Class 2, and $5,095,574 for Class 3.

The Frontier Diversified Fund invested in one or more swaps as of June 30, 2020. To the extent that the Series invests in a swap, the swap references an index, consisting of the performance realized on the trading program of one or more commodity trading advisors. Such performance is net of management fees and incentive fees paid to the underlying commodity trading advisor(s), brokerage fees and certain other related fees and charges, and therefore these fees are said to be embedded.

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

Crabel, Doherty, Quest and Welton finished positive YTD. Aspect, Emil Van Essen, QIM, Fort and H2O were negative YTD.

Frontier Masters Fund

2021

The Frontier Masters Fund—Class 1 NAV gained 4.58% and lost 14.34%, respectively, for the six months ended June 30, 2021 and 2020, net of fees and expenses; the Frontier Masters Fund—Class 2 NAV gained 8.85% and lost 13.83%, respectively, for the six months ended June 30, 2021 and 2020, net of fees and expenses; the Frontier Masters Fund—Class 3 NAV gained 8.99% and lost 13.72%, respectively, for the six months ended June 30, 2021 and 2020, net of fees and expenses.

For the six months ended June 30, 2021, the Frontier Masters Fund recorded net loss on investments of $27,242, net investment gain of $106,434, and total expenses of $29,074, resulting in a net increase in Owners’ capital from operations of $79,192. For the six months ended June 30, 2020, the Frontier Masters Fund recorded net loss on investments of $62,464, net investment loss of $205,887, and total expenses of $63,942, resulting in a net decrease in Owners’ capital from operations of $268,351.

The NAV per Unit, Class 1, decreased from $55.18 at December 31, 2020 to $0 as of June 30, 2021. The NAV per Unit, Class 2, increased from $67.54 at December 31, 2020 to $73.52 as of June 30, 2021. The NAV per Unit, Class 3, increased from $63.52 at December 31, 2020 to $69.23 as of June 30, 2021. Total Class 1 subscriptions and redemptions for the period were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $61,599, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $203,381, respectively. There were inter-class transfers of $10,187 from Class 1 to Class 3 for the period. Ending capital at June 30, 2021 was $0 for Class 1, $223,378 for Class 2, and $584,360 for Class 3. Ending capital at December 31, 2020 was $9,740 for Class 1, $263,938 for Class 2, and $719,849 for Class 3.

The Frontier Masters Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, Hybrids and Commodities sectors.

Three of the six sectors which traded in the Frontier Masters Fund were profitable in Q2 2021 and three of the six were profitable YTD. Energies, Agriculturals and Stock Indices were profitable for Q2 2021 while Metals, Currencies and Interest Rates finished negative for the quarter. Energies, Agriculturals and Stock Indices were profitable YTD while Metals, Currencies and Interest Rates finished negative YTD.

In terms of major CTA performance, Aspect and Welton finished positive for the quarter while John Locke finished negative. Aspect and Welton were positive YTD while John Locke was negative YTD.

2020

The Frontier Masters Fund—Class 1 NAV lost 14.34% and lost 4.14%, respectively, for the six months ended June 30, 2020 and 2019, net of fees and expenses; the Frontier Masters Fund—Class 2 NAV lost 13.83% and lost 3.32%, respectively, for the six months ended June 30, 2020 and 2019, net of fees and expenses; the Frontier Masters Fund—Class 3 NAV lost 13.72% and lost 3.22%, respectively, for the six months ended June 30, 2020 and 2019, net of fees and expenses.

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

The NAV per Unit, Class 1, decreased from $72.28 at December 31, 2019 to $61.92 as of June 30, 2020. The NAV per Unit, Class 2, decreased from $87.18 at December 31, 2019 to $75.13 as of June 30, 2020. The NAV per Unit, Class 3, decreased from $81.78 at December 31, 2019 to $70.56 as of June 30, 2020. Total Class 1 subscriptions and redemptions for the period were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $134,322 respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $ 234,902 respectively. Ending capital at June 30, 2020 was $10,929 for Class 1, $610,477 for Class 2, and $979,061 for Class 3. Ending capital at December 31, 2019, was $12,794 for Class 1, $850,808 for Class 2, and $1,374,437 for Class 3.

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

Frontier Long/Short Commodity Fund

2021

The Frontier Long/Short Commodity Fund—Class 2 NAV gained 14.54% and gained 2.04%, respectively, for the six months ended June 30, 2021 and 2020, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 3 NAV gained 14.53% and gained 2.00%, respectively, for the six months ended June 30, 2021 and 2020, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 1a NAV lost 0% and gained 0.84%, respectively, for the six months ended June 30, 2021 and 2020, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 2a NAV gained 15.28% and gained 1.77%, respectively, for the six months ended June 30, 2021 and 2020, net of fees and expenses; the Frontier Long/Short Commodity Fund Class 3a NAV gained 15.40% and gained 1.94%, respectively, for the six months ended June 30, 2021 and 2020, net of fees and expenses.

For the six months ended June 30, 2021, the Frontier Long/Short Commodity Fund recorded net loss on investments of $16,811, net investment gain of $208,105, and total expenses of $19,114, resulting in a net increase in Owners’ capital from operations of $191,294. For the six months ended June 30, 2020, the Frontier Long/Short Commodity Fund recorded net loss on investments of $16,600, net investment gain of $44,137, and total expenses of $17,719, resulting in a net increase in Owners’ capital from operations of $27,537.

The NAV per Unit, Class 2, increased from $85.99 as of December 31, 2020 to $98.49 at June 30, 2021. The NAV per Unit, Class 3, increased from $90.21 as of December 31, 2020 to $103.32 at June 30, 2021.The NAV per Unit, Class 2a, increased from $55.29 as of December 31, 2020 to $63.74 at June 30, 2021. The NAV per Unit, Class 3a, increased from $58.37 as of December 31, 2020 to $67.36 at June 30, 2021. Total Class 2 subscriptions and redemptions for the period were $0 and $423, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $68,684, respectively. Total Class 2a subscriptions and redemptions for the period were $0 and $4,962, respectively. Total Class 3a subscriptions and redemptions for the period were $0 and $18,085, respectively. Ending capital at June 30, 2021, is $38,776 for Class 2, $1,050,928 for Class 3, $92,261 for Class 2a and $230,478 for Class 3a.  Ending capital at December 31, 2020 is $34,273 for Class 2, $976,771 for Class 3, $84,857 for Class 2a, and $217,402 for Class 3a.

For the six months ended June 30, 2021, Frontier Long/Short Commodity Fund did not own a swap investment.

The Frontier Long/Short Commodity Fund may have both long and short exposure to the Base Metals, Energies, Grains, Meats, Precious Metals, Financials and Softs sectors, although the majority of the exposure will typically be in the Energies, Metals and Softs sectors.

All of the seven sectors traded in the Frontier Long/Short Commodity Fund were profitable in Q2 2021 and all of the seven were profitable YTD. Energies, Base Metals, Grains, Softs, Meats, Precious Metals and Financials finished positive for the quarter. Energies, Base Metals, Grains, Softs, Meats, Precious Metals and Financials finished positive YTD.

In terms of major CTA performance, Rosetta, Volt and Welton finished positive for the quarter. No CTA’s were negative for the quarter.

In terms of YTD performance, Rosetta, Volt and Welton were positive while no CTA’s were negative.

2020

The Frontier Long/Short Commodity Fund—Class 2 NAV gained 2.04% and lost 0.30%, respectively, for the six months ended June 30, 2020 and 2019, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 3 NAV gained 2.00% and lost 0.31%, respectively, for the six months ended June 30, 2020 and 2019, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 1a NAV gained 0.84% and lost 6.94%, respectively, for the six months ended June 30, 2020 and 2019, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 2a NAV gained 1.77% and lost 6.43%, respectively, for the six months ended June 30, 2020 and 2019, net of fees and expenses; the Frontier Long/Short Commodity Fund Class 3a NAV gained 1.94% and lost 6.27%, respectively, for the six months ended June 30, 2020 and 2019, net of fees and expenses.

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

The NAV per Unit, Class 2, increased from $81.60 as of December 31, 2019 to $83.27 at June 30, 2020. The NAV per Unit, Class 3, increased from $85.64 as of December 31, 2019 to $87.35 at June 30, 2020. The NAV per Unit, Class 1a, increased from $44.20 as of December 31, 2019 to $44.58 at June 30, 2020. The NAV per Unit, Class 2a, increased from $52.55 as of December 31, 2019 to $53.49 at June 30, 2020. The NAV per Unit, Class 3a, increased from $55.31 as of December 31, 2019 to $56.38 at June 30, 2020. Total Class 2 subscriptions and redemptions for the period were $0 and $1,422, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $51,417, respectively. Total Class 1a subscriptions and redemptions for the period were $0 and $0, respectively. Total Class 2a subscriptions and redemptions for the period were $0 and $0, respectively. Total Class 3a subscriptions and redemptions for the period were $0 and $2,343, respectively.

Ending capital at June 30, 2020, is $40,426 for Class 2, $961,500 for Class 3, $11,552 for Class 1a, $83,302 for Class 2a and $209,867 for Class 3a. Ending capital at December 31, 2019, is $41,045 for Class 2, $991,828 for Class 3, $11,447 for Class 1a, $81,826 for Class 2a and $208,144 for Class 3a.

The Frontier Long/Short Commodity Fund invested in one or more swaps as of June 30, 2020. To the extent that the Series invests in a swap, the swap references an index, consisting of the performance realized on the trading program of one or more commodity trading advisors. Such performance is net of management fees and incentive fees paid to the underlying commodity trading advisor(s), brokerage fees and certain other related fees and charges, and therefore these fees are said to be embedded.

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

In terms of YTD performance, JE Moody and Welton were positive YTD while Emil Van Essen and Rosetta were negative YTD.

Frontier Balanced Fund

2021

The Frontier Balanced Fund—Class 1 NAV gained 7.42% and lost 32.96%, respectively, for the six months ended June 30, 2021 and 2020, net of fees and expenses; the Frontier Balanced Fund—Class 2 NAV gained 9.04% and lost 31.96%, respectively, for the six months ended June 30, 2021 and 2020, net of fees and expenses; the Frontier Balanced Fund—Class 2a NAV gained 9.07% and lost 31.94%, respectively, for the six months ended June 30, 2021 and 2020, net of fees and expenses; the Frontier Balanced Fund—Class 3a NAV gained 9.08% and lost 31.94%, respectively, for the six months ended June 30, 2021 and 2020, net of fees and expenses; the Frontier Balanced Fund —Class 1AP NAV gained 9.03% and lost 31.96%, for the six months ended June 30, 2021 and 2020, net of fees and expenses.

For the six months ended June 30, 2021, the Frontier Balanced Fund recorded net loss on investments of $418,645, net investment gain of $1,279,811, and total expenses of $418,803, resulting in a net increase in Owners’ capital from operations of $861,166. For the six months ended June 30, 2020, the Frontier Balanced Fund recorded net loss on investments of $554,834, net investment loss of $6,482,390, and total expenses of $561,154, resulting in a net decrease in Owners’ capital from operations of $7,037,224.

The NAV per Unit, Class 1, increased from $79.93 as of December 31, 2020 to $85.86 at June 30, 2021. The NAV per Unit, Class 1AP, increased from $96.81 as of December 31, 2020 to $105.55 at June 30, 2021. The NAV per Unit, Class 2, increased from $130.54 as of December 31, 2020 to $142.34 at June 30, 2021. For Class 2a, the NAV per Unit increased from $113.20 as of December 31, 2020 to $123.47 at June 30, 2021. For Class 3a, the NAV per Unit increased from $112.81 as of December 31, 2020 to $123.05 at June 30, 2021. Total Class 1 subscriptions and redemptions for the period were $0 and $1,691,031, respectively. Total Class 1AP subscriptions and redemptions for the period were $0 and $966, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $409,507, respectively. Total Class 2a subscriptions and redemptions for the period were $0 and $31,910, respectively. Total Class 3a subscriptions and redemptions for the period were $0 and $33,272, respectively. Ending capital at June 30, 2021, was $8,386,018 for Class 1, $116,780 for Class 1 AP, $1,701,468 for Class 2, $82,864 for Class 2a and $517,629 for Class 3a. Ending capital at December 31, 2020, was $9,430,532 for Class 1, $108,053 for Class 1 AP, $1,958,169 for Class 2, $106,377 for Class 2a and $507,148 for Class 3a.

For the six months ended June 30, 2021, Frontier Balanced Fund did not own a swap investment.

The Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Three of the six sectors which traded in the Frontier Balanced Fund were profitable in Q2 2021 and three of the six were profitable YTD. Energies, Agriculturals and Stock Indices were profitable for the quarter while Metals, Currencies and Interest Rates finished negative for the quarter. Energies, Agriculturals and Stock Indices were profitable YTD while Metals, Currencies and Interest Rates finished negative YTD.

In terms of major CTA performance, Aspect, Fort and Welton finished positive for the quarter. John Locke, Wimmer Horizon and QIM were negative for the quarter.

Aspect, Fort, Welton and Wimmer Horizon were positive YTD while John Locke and QIM were negative YTD.

2020

The Frontier Balanced Fund—Class 1 NAV lost 32.96% and lost 1.08%, respectively, for the six months ended June 30, 2020 and 2019, net of fees and expenses; the Frontier Balanced Fund—Class 2 NAV lost 31.96% and gained 0.40%, respectively, for the six months ended June 30, 2020 and 2019, net of fees and expenses; the Frontier Balanced Fund—Class 2a NAV lost 31.94% and gained 0.43%, respectively, for the six months ended June 30, 2020 and 2019, net of fees and expenses; the Frontier Balanced Fund—Class 3a NAV lost 31.94% and gained 0.42%, respectively, for the six months ended June 30, 2020 and 2019, net of fees and expenses; the Frontier Balanced Fund—Class 1AP NAV lost 31.96% and gained 0.40%, respectively, for the six months ended June 30, 2020 and 2019, net of fees and expenses.

For the six months ended June 30, 2020, the Frontier Balanced Fund recorded net loss on investments of $554,834, net investment loss of $6,482,390, and total expenses of $561,154, resulting in a net decrease in Owners’ capital from operations of $7,037,224. For the six months ended June 30, 2019, the Frontier Balanced Fund recorded net loss on investments of $843,761, net investment gain of $520,645, and total expenses of $868,623, resulting in a net decrease in Owners’ capital from operations of $323,116.

The NAV per Unit, Class 1, decreased from $117.23 as of December 31, 2019 to $78.59 at June 30, 2020. The NAV per Unit, Class 1AP, decreased from $137.81 as of December 31, 2019 to $93.76 at June 30, 2020. The NAV per Unit, Class 2, decreased from $185.82 as of December 31, 2019 to $126.44 at June 30, 2020. For Class 2a, the NAV per Unit, decreased from $161.04 as of December 31, 2019 to $109.61 at June 30, 2020. For Class 3a, the NAV per Unit, decreased from $160.50 as of December 31, 2019 to $109.24 at June 30, 2020. Total Class 1 subscriptions and redemptions for the period were $0 and $1,718,878, respectively. Total Class 1AP subscriptions and redemptions for the period were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $165,206, respectively. Total Class 2a subscriptions and redemptions for the period were $0 and $9,000, respectively. Total Class 3a subscriptions and redemptions for the period were $0 and $42,302, respectively. Ending capital at June 30, 2020, was $10,514,816 for Class 1, $162,312 for Class 1 AP, $2,146,487 for Class 2, $124,515 for Class 2a, and $573,021 for Class 3a. Ending capital at December 31, 2019, was $17,797,600 for Class 1, $238,544 for Class 1 AP, $3,361,853 for Class 2, $195,181 for Class 2a, and $900,583 for Class 3a.

The Frontier Balanced Fund invested in one or more swaps as of June 30, 2020. To the extent that the Series invests in a swap, the swap references an index, consisting of the performance realized on the trading program of one or more commodity trading advisors. Such performance is net of management fees and incentive fees paid to the underlying commodity trading advisor(s), brokerage fees and certain other related fees and charges, and therefore these fees are said to be embedded.

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

Aspect, Crabel, Doherty, Welton and Wimmer Horizon were positive YTD while Emil Van Essen, Fort, H2O and QIM were negative YTD.

Frontier Select Fund

2021

The Frontier Select Fund—Class 1 NAV gained 13.01% and lost 8.28%, respectively, for the six months ended June 30, 2021 and 2020, net of fees and expenses; the Frontier Select Fund—Class 2 NAV gained 14.72% and lost 6.92%, respectively, for the six months ended June 30, 2021 and 2020, net of fees and expenses; the Frontier Select Fund—Class 1AP NAV gained 14.72% and lost 7.15%, respectively, for the six months ended June 30, 2021 and 2020.

For the six months ended June 30, 2021, the Frontier Select Fund recorded net loss on investments of $46,607, net investment gain of $251,381, and total expenses of $46,607, resulting in a net increase in Owners’ capital from operations of $204,774. For the six months ended June 30, 2020, the Frontier Select Fund recorded net loss on investments of $70,492, net investment loss of $142,031, and total expenses of $70,492, resulting in a net decrease in Owners’ capital from operations of $212,523.

The NAV per Unit, Class 1, increased from $58.55 as of December 31, 2020 to $66.17 at June 30, 2021. The NAV per Unit, Class 1AP, increased from $70.99 as of December 31, 2020 to $81.44 at June 30, 2021. The NAV per Unit, Class 2, increased from $94.20 as of December 31, 2020 to $108.07 at June 30, 2021. Total Class 1 subscriptions and redemptions for the period were $0 and $233,158, respectively. Total Class 1AP subscriptions and redemptions for the period were $0 and $656, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $2,281, respectively. Ending capital, at June 30, 2021, was $1,535,828 for Class 1, $10,548 for Class 1AP, and $75,431 for Class 2. Ending capital at December 31, 2020 was $1,575,328 for Class 1, $9,821 for Class 1AP, and $67,979 for Class 2.

For the six months ended June 30, 2021, Frontier Select Fund did not own a swap investment.

The Frontier Select Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Three of the six sectors which traded in the Frontier Select Fund were profitable in Q2 2021 and three of the six were profitable YTD. Energies, Agriculturals and Stock Indices were profitable for the quarter while Metals, Currencies and Interest Rates finished negative for the quarter. Energies, Agriculturals and Stock Indices were profitable YTD while Metals, Currencies and Interest Rates finished negative YTD.

In terms of major CTA performance, Welton finished positive for the quarter while John Locke finished negative. Welton finished positive YTD while John Locke finished negative YTD.

2020

The Frontier Select Fund—Class 1 NAV lost 8.28% and gained 6.47%, respectively, for the six months ended June 30, 2020 and 2019, net of fees and expenses; the Frontier Select Fund—Class 2 NAV lost 6.92% and gained 8.12%, respectively, for the six months ended June 30, 2020 and 2019, net of fees and expenses; the Frontier Select Fund—Class 1AP NAV lost 7.12% and gained 7.10%, respectively, for the six months ended June 30, 2020 and 2019.

For the six months ended June 30, 2020, the Frontier Select Fund recorded net loss on investments of $70,492, net investment loss of $142,031, and total expenses of $70,492, resulting in a net decrease in Owners’ capital from operations of $212,523. For the six months ended June 30, 2019, the Frontier Select Fund recorded net loss on investments of $97,174, net investment gain of $323,893, and total expenses of $97,174, resulting in a net increase in Owners’ capital from operations of $226,719.

The NAV per Unit, Class 1, decreased from $66.56 as of December 31, 2019 to $61.04 at June 30, 2020. The NAV per Unit, Class 1AP, decreased from $78.51 as of December 31, 2019 to $72.90 at June 30, 2020. The NAV per Unit, Class 2, decreased from $103.94 as of December 31, 2019 to $96.75 at June 30, 2020. Total Class 1 subscriptions and redemptions, for the period were $0 and $677,150, respectively. Total Class 1AP subscriptions and redemptions, for the period were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $8,698, respectively. Ending capital, at June 30, 2020, was $1,831,525 for Class 1, $10,086 for Class 1AP, and $76,644 for Class 2. Ending capital, at December 31, 2019, was $2,715,051 for Class 1, $10,834 for Class 1AP, and $90,741 for Class 2

The Frontier Select Fund invested in one or more swaps during the six months ended June 30, 2020. The swap owned by the Frontier Select Fund was terminated effective May 30, 2020. To the extent that the Series invests in a swap, the swap references an index, consisting of the performance realized on the trading program of one or more commodity trading advisors. Such performance is net of management fees and incentive fees paid to the underlying commodity trading advisor(s), brokerage fees and certain other related fees and charges, and therefore these fees are said to be embedded.

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

Frontier Global Fund

2021

The Frontier Global Fund—Class 1 NAV gained 5.75% and lost 7.48%, respectively, for the six months ended June 30, 2021 and 2020, net of fees and expenses; the Frontier Global Fund—Class 2 NAV gained 7.33% and lost 6.08%, respectively, for the six months ended June 30, 2021 and 2020, net of fees and expenses; the Frontier Global Fund—Class 1AP NAV lost 0% and lost 5.87%, respectively, for the six months ended June 30, 2021 and 2020.

For the six months ended June 30, 2021, the Frontier Global Fund recorded net loss on investments of $112,740, net investment gain of $280,327, and total expenses of $112,740, resulting in a net increase in Owners’ capital from operations of $167,587. For the six months ended June 30, 2020, the Frontier Global Fund recorded net loss on investments of $165,900, net investment loss of $86,876, and total expenses of $165,900, resulting in a net decrease in Owners’ capital from operations of $252,776.

The NAV per Unit, Class 1, increased from $110.90 at December 31, 2020 to $117.28 as of June 30, 2021. The NAV per Unit, Class 2, increased from $167.56 at December 31, 2020 to $179.85 as of June 30, 2021. Total Class 1 subscriptions and redemptions for the period were $0 and $315,123, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $2,000, respectively. Ending capital at June 30, 2021 was $2,580,738 for Class 1 and $200,375 for Class 2. Ending capital at December 31, 2020 was $2,741,972 for Class 1 and $188,677 for Class 2.

Frontier Global Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Four of the six sectors which traded in the Frontier Global Fund were profitable in Q2 2021 and four of the six were profitable YTD. Energies, Agriculturals, Metals and Stock Indices were profitable for the quarter while Currencies and Interest Rates finished negative for the quarter. Energies, Agriculturals, Metals and Stock Indices were profitable YTD while Currencies and Interest Rates finished negative YTD.

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

Frontier Heritage Fund

2021

The Frontier Heritage Fund—Class 1 NAV gained 13.69% and lost 1.05%, respectively, for the six months ended June 30, 2021 and 2020 net of fees and expenses; the Frontier Heritage Fund—Class 2 NAV gained 15.41% and gained 0.42%, respectively, for the six months ended June 30, 2021 and 2020, net of fees and expenses; the Frontier Heritage Fund—Class 1AP NAV gained 15.40% and gained 0.96%, respectively, for the six months ended June 30, 2021 and 2020.

For the six months ended June 30, 2021, the Frontier Heritage Fund recorded net loss on investments of $83,574, net investment gain of $404,897, and total expenses of $83,574, resulting in a net increase in Owners’ capital from operations of $321,323. For the six months ended June 30, 2020, the Frontier Heritage Fund recorded net loss on investments of $93,899, net investment gain of $170,851, and total expenses of $93,899, resulting in a net decrease in Owners’ capital from operations of $18,962, after non-controlling interests of $95,914.

The NAV per Unit, Class 1, increased from $96.10 as of December 31, 2020 to $109.26 at June 30, 2021. The NAV per Unit, Class 1AP, increased from $116.50 as of December 31, 2020 to $134.45 at June 30, 2021. The NAV per Unit, Class 2, increased from $155.92 as of December 31, 2020 to $179.93 at June 30, 2021. Total Class 1 subscriptions and redemptions for the period were $0 and $159,904, respectively. Total Class 1AP subscriptions and redemptions for the period were $0 and $1,100, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $0, respectively. Ending capital, at June 30, 2021, was $2,297,366 for Class 1, $8,577 for Class 1AP and $239,658 for Class 2. Ending capital at December 31, 2020 was $2,169,152 for Class 1, $8,460 for Class 1AP, and $207,670 for Class 2.

For the six months ended June 30, 2021, Frontier Heritage Fund did not own a swap investment.

The Frontier Heritage Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Three of the six sectors which traded in the Frontier Heritage Fund were profitable in Q2 2021 and three of the six were profitable YTD. Energies, Agriculturals and Stock Indices were profitable for the quarter while Metals, Currencies and Interest Rates finished negative for the quarter. Energies, Agriculturals and Stock Indices were profitable YTD while Metals, Currencies and Interest Rates finished negative YTD.

In terms of major CTA performance, Aspect Capital and Welton were positive for Q2 2021. No CTA’s were negative for the quarter. Welton and Aspect Capital were positive YTD while no CTA’s finished negative YTD.

2020

The Frontier Heritage Fund—Class 1 NAV lost 1.05% and gained 9.79%, respectively, for the six months ended June 30, 2020 and 2019, net of fees and expenses; the Frontier Heritage Fund—Class 2 NAV gained 0.42% and gained 11.43%, respectively, for the six months ended June 30, 2020 and 2019, net of fees and expenses; the Frontier Heritage Fund—Class 1AP NAV gained 0.96% and gained 13.03%, respectively, for the six months ended June 30, 2020 and 2019.

For the six months ended June 30, 2020, the Frontier Heritage Fund recorded net loss on investments of $93,899, net investment gain of $170,851, and total expenses of $93,899, resulting in a net decrease in Owners’ capital from operations of $18,962, after non-controlling interests of $95,914. For the six months ended June 30, 2019, the Frontier Heritage Fund recorded net loss on investments of $107,933, net investment gain of $463,182, and total expenses of $107,933, resulting in a net increase in Owners’ capital from operations of $315,866, after non-controlling interests of $39,383.

The NAV per Unit, Class 1, decreased from $97.54 as of December 31, 2019 to $96.51 at June 30, 2020. The NAV per Unit, Class 1AP, increased from $114.15 as of December 31, 2019 to $115.25 at June 30, 2020. The NAV per Unit, Class 2, increased from $153.59 as of December 31, 2019 to $154.24 at June 30, 2020. Total Class 1 subscriptions and redemptions for the period were $0 and $74,141, respectively. Total Class 1AP subscriptions and redemptions for the period were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $1,000, respectively. Ending capital, at June 30, 2020, was $2,200,107 for Class 1, $8,369 for Class 1AP, and $523,433 for Class 2. Ending capital, at December 31, 2019, was $2,295,623 for Class 1, $8,333 for Class 1AP, and $522,057 for Class 2

The Frontier Heritage Fund invested in one or more swaps during the six months ended June 30, 2020. The swap owned by the Frontier Heritage Fund was terminated effective May 30, 2020. To the extent that the Series invested in a swap, the swap referenced an index, consisting of the performance realized on the trading program of one or more commodity trading advisors. Such performance was net of management fees and incentive fees paid to the underlying commodity trading advisor(s), brokerage fees and certain other related fees and charges, and therefore these fees were said to be embedded.

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

Value at Risk by Market Sectors

The following tables present the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of June 30, 2021 and December 31, 2020. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

DOMESTIC EXPOSURE

Frontier Balanced Fund:

	June 30, 2021		December 31, 2020
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
MARKET SECTOR
Interest Rates	$8,344	0.08%	$6,095	0.05%
Currencies	153,799	1.42%	324,038	2.68%
Stock Indices	-	0.00%	-	0.00%
Metals	18,386	0.17%	87,332	0.72%
Agriculturals/Softs	5,074	0.05%	275,253	2.27%
Energy	15,440	0.14%	-	0.00%
Total:	$201,043	1.86%	$692,718	5.72%

The swaps owned by Frontier Heritage Fund and Frontier Select Fund (through its investment in an unconsolidated trading company) were terminated effective May 30, 2020, and the swaps owned by Frontier Balanced Fund, Frontier Long/Short Commodity Fund and Frontier Diversified Fund were terminated effective December 21, 2020.

Value at Risk: Foreign Markets

The following tables present the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of June 30, 2021 and December 31, 2020. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

FOREIGN EXPOSURE

Frontier Balanced Fund

	June 30, 2021		December 31, 2020
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
MARKET SECTOR
Interest Rates	$304,569	2.82%	$282,145	2.33%
Currencies	30,793	0.28%	20,954	0.17%
Stock Indices	3,426	0.03%	8,652	0.07%
Metals	-	0.00%	-	0.00%
Agriculturals/Softs	14,627	0.14%	131,914	1.09%
Energy	-	0.00%	-	0.00%
Total:	$353,415	3.27%	$443,665	3.66%

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of June 30, 2021, by market sector.

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

Frontier Master Fund Class 1 was closed as of April 1, 2021.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chairman and Chief Financial Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), for the Trust and each Series as of June 30, 2021 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can only provide reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon their evaluation, the Chairman and Chief Financial Officer of the Managing Owner concluded that, as of the Evaluation Date, the disclosure controls and procedures for the Trust and each Series were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust and each Series required to be included in the Trust’s periodic SEC filing.

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

Management assessed the effectiveness of the internal control over financial reporting for the Trust and each Series as of June 30, 2021, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 report entitled Internal Control-Integrated Framework.

Based on that assessment, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that the Trust maintained effective internal control over financial reporting as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting for the quarter ended June 30, 2021.

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

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Trust’s annual report on Form 10-K for the fiscal year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding the sale of unregistered Units by the Trust for the three months ended June 30, 2021. The number of Units listed below for each transaction is the aggregate number of Units in the particular Series of the Trust purchased in such transaction. The consideration listed below for each transaction is, except as otherwise noted, the aggregate amount of cash paid for the Units purchased. For each transaction reported below, the price per Unit was NAV per Unit at the time of the transaction and the Managing Owner of the Trust was the purchaser of the Units. No underwriting discount or sales commission was paid or received with respect to any of the transactions reported below. The Trust claims an exemption from registration of each of the transactions listed below under Section 4(a)(2) of the Securities Act of 1933, as amended, as a sale by an issuer not involving a public offering.

SERIES	DATE	UNITS	CONSIDERATION
NONE

One hundred percent of the offering proceeds from the sale of Units are initially available for the Series’ trading activities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

31.1	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.2	Certification of Chief Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.3	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.4	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.5	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.6	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.7	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.8	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Funds
(Registrant)

Date: August 16, 2021	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: August 16, 2021	By:	/s/ Patrick F. HART III
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Balanced Fund,
a Series of Frontier Funds
(Registrant)

Date: August 16, 2021	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: August 16, 2021	By:	/s/ Patrick F. HART III
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Heritage Fund,
a Series of Frontier Funds
(Registrant)

Date: August 16, 2021	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: August 16, 2021	By:	/s/ Patrick F. HART III
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Global Fund
a Series of Frontier Funds
(Registrant)

Date: August 16, 2021	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: August 16, 2021	By:	/s/ Patrick F. HART III
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Select Fund,
a Series of Frontier Funds (Registrant)

Date: August 16, 2021	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: August 16, 2021	By:	/s/ Patrick F. HART III
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Long/Short Commodity Fund, a Series of Frontier Funds (Registrant)

Date: August 16, 2021	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: August 16, 2021	By:	/s/ Patrick F. HART III
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Diversified Fund,
a Series of Frontier Funds
(Registrant)

Date: August 16, 2021	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: August 16, 2021	By:	/s/ Patrick F. HART III
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Masters Fund,
a Series of Frontier Funds
(Registrant)

Date: August 16, 2021	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: August 16, 2021	By:	/s/ Patrick F. HART III
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds