Form 10-Q
period 2021-09-30
Frontier Funds; Frontier Heritage Fund; Frontier Masters Fund; Frontier Select Fund; Frontier Long/Short Commodity Fund; Frontier Diversified Fund; Frontier Balanced Fund; Frontier Global Fund
filed 2021-11-15
CIK 1261379, 1389123, 1450722, 1389125, 1389128, 1450720, 1389122, 1389124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Frontier Diversified Fund Class 2 and Class 3 Units;

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF SEPTEMBER 30, 2021, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

ii

PART I. FINANCIAL INFORMATION

Item 1.	Series Financial Statements

The Series of Frontier Funds

Statements of Financial Condition

September 30, 2021 (Unaudited) and December 31, 2020

	Frontier		Frontier		Frontier
	Diversified Fund		Masters Fund		Long/Short Commodity Fund
	9/30/2021	12/31/2020	9/30/2021	12/31/2020	9/30/2021	12/31/2020
ASSETS
Cash and cash equivalents	$42,657	$87,715	$22,653	$4,771	$29,728	$93,327
U.S. Treasury securities, at fair value	33,471	427,393	17,774	23,245	23,326	454,738
Investments in private investment companies, at fair value	3,061,135	3,644,603	782,240	1,014,591	1,335,596	738,053
Investments in unconsolidated trading companies, at fair value	30,579	16,669	16,239	907	21,311	17,736
Interest receivable	238	8,534	126	464	166	9,080
Receivable from related parties	8,886	4,892	4,719	266	6,193	5,205
Redemptions receivable from private investment companies	-	31,886	-	24,837	-	1,251

Total Assets	$3,176,966	$4,221,692	$843,751	$1,069,081	$1,416,320	$1,319,390

LIABILITIES & CAPITAL

LIABILITIES
Redemptions payable	$-	$-	$-	$38,128	$-	$-
Interest payable to Managing Owner	-	-	-	-	37	87
Service fees payable to Managing Owner	85	385	44	70	19	18
Trading fees payable to Managing Owner	9,894	12,576	4,220	5,460	3,295	2,281
Subscriptions in advance for service fee rebates	22,650	22,650	31,725	31,725	393	393
Other liabilities	3,668	3,110	1,948	171	2,557	3,308

Total Liabilities	$36,297	$38,721	$37,937	$75,554	$6,301	$6,087

CAPITAL
Managing Owner - Class 2	8,048	2,212	4,047	6,265	4,539	3,939
Managing Owner - Class 2a	-	-	-	-	9,628	8,274
Managing Owner - Class 3	24,446	54,405	4,207	7,167	-	-
Managing Owner - Class 3a	-	-	-	-	1,221	1,048
Limited Owner - Class 1	-	154,260	-	9,740	-	-
Limited Owner - Class 2	390,873	464,012	211,953	257,673	27,428	30,334
Limited Owner - Class 2a	-	-	-	-	83,512	76,583
Limited Owner - Class 3	2,717,302	3,508,082	585,607	712,682	1,056,949	976,771
Limited Owner - Class 3a	-	-	-	-	226,742	216,354

Total Owners’ Capital	3,140,669	4,182,971	805,814	993,527	1,410,019	1,313,303

Non-Controlling Interests	-	-	-	-	-	-

Total Capital	3,140,669	4,182,971	805,814	993,527	1,410,019	1,313,303

Total Liabilities and Capital	$3,176,966	$4,221,692	$843,751	$1,069,081	$1,416,320	$1,319,390

Units Outstanding
Class 1	N/A	2,122	N/A	177	N/A	N/A
Class 1AP	N/A	N/A	N/A	N/A	N/A	N/A
Class 2	4,384	5,241	2,876	3,908	323	399
Class 2a	N/A	N/A	N/A	N/A	1,447	1,535
Class 3	32,107	42,754	8,336	11,333	10,168	10,828
Class 3a	N/A	N/A	N/A	N/A	3,350	3,725

Net Asset Value per Unit
Class 1	N/A	$72.68	N/A	$55.18	N/A	N/A
Class 2	$90.99	$88.95	$75.10	$67.54	$99.09	$85.99
Class 2a	N/A	N/A	N/A	N/A	$64.35	$55.29
Class 3	$85.39	$83.33	$70.76	$63.52	$103.95	$90.21
Class 3a	N/A	N/A	N/A	N/A	$68.04	$58.37

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Financial Condition

September 30, 2021 (Unaudited) and December 31, 2020

	Frontier Balanced Fund		Frontier Select Fund
	9/30/2021	12/31/2020	9/30/2021	12/31/2020
ASSETS
Cash and cash equivalents	$-	$261,803	$21,764	$-
U.S. Treasury securities, at fair value	-	1,275,641	17,077	-
Open trade equity, at fair value	84,329	100,440	-	-
Receivable from futures commission merchants	788,667	233,973	-	-
Investments in private investment companies, at fair value	9,842,164	10,528,252	1,555,606	1,638,665
Investments in unconsolidated trading companies, at fair value	-	49,755	15,601	-
Interest receivable	-	25,471	121	-
Receivable from related parties	-	14,602	4,534	-
Redemptions receivable from private investment companies	-	55,473	-	67,876

Total Assets	$10,715,160	$12,545,410	$1,614,703	$1,706,541

LIABILITIES & CAPITAL

LIABILITIES
Redemptions payable	$50,041	$-	$-	$-
Incentive fees payable to Managing Owner	54,924	-	-	-
Management fees payable to Managing Owner	1,610	8,854	-	-
Interest payable to Managing Owner	1,063	1,376	249	179
Service fees payable to Managing Owner	18,384	21,381	3,698	3,709
Trading fees payable to Managing Owner	35,169	37,894	4,003	3,933
Risk analysis fees payable	10,470	9,513	-	-
Payables to related parties	38,202	-	-	26,129
Subscriptions in advance for service fee rebates	363,825	346,855	20,766	19,463
Other liabilities	1,780	9,258	1,872	-

Total Liabilities	$575,468	$435,131	$30,588	$53,413

CAPITAL
Managing Owner - Class 2	50,098	51,810	17,177	17,210
Managing Owner - Class 2a	57,105	75,416	-	-
Limited Owner - Class 1	7,933,315	9,430,532	1,496,992	1,575,328
Limited Owner - Class 1AP	66,947	108,053	10,811	9,821
Limited Owner - Class 2	1,550,494	1,906,359	59,135	50,769
Limited Owner - Class 2a	-	30,961	-	-
Limited Owner - Class 3a	481,733	507,148	-	-

Total Owners’ Capital	10,139,692	12,110,279	1,584,115	1,653,128

Non-Controlling Interests	-	-	-	-

Total Capital	10,139,692	12,110,279	1,584,115	1,653,128

Total Liabilities and Capital	$10,715,160	$12,545,410	$1,614,703	$1,706,541

Units Outstanding
Class 1	93,754	117,991	22,238	26,906
Class 1AP	639	1,116	130	138
Class 2	11,324	15,000	689	722
Class 2a	466	940	N/A	N/A
Class 3a	3,941	4,495	N/A	N/A

Net Asset Value per Unit
Class 1	$84.62	$79.93	$67.32	$58.55
Class 1AP	$104.82	$96.81	$83.47	$70.99
Class 2	$141.34	$130.54	$110.77	$94.20
Class 2a	$122.65	$113.20	N/A	N/A
Class 3a	$122.23	$112.81	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Financial Condition

September 30, 2021 (Unaudited) and December 31, 2020

	Frontier Global Fund		Frontier Heritage Fund
	9/30/2021	12/31/2020	9/30/2021	12/31/2020
ASSETS
Cash and cash equivalents	$25,316	$5,694	$41,272	$15,156
U.S. Treasury securities, at fair value	19,864	27,742	32,384	73,847
Investments in private investment companies, at fair value	2,802,754	3,068,656	2,564,374	2,367,462
Investments in unconsolidated trading companies, at fair value	18,148	1,083	29,586	2,880
Interest receivable	141	554	230	1,475
Receivable from related parties	5,273	319	8,597	845

Total Assets	$2,871,496	$3,104,048	$2,676,443	$2,461,665

LIABILITIES & CAPITAL

LIABILITIES
Interest payable to Managing Owner	$261	$326	$368	$139
Service fees payable to Managing Owner	5,525	6,348	5,050	4,794
Trading fees payable to Managing Owner	10,585	11,849	8,117	7,705
Subscriptions in advance for service fee rebates	157,782	154,671	68,076	63,205
Other liabilities	2,178	205	3,552	540

Total Liabilities	$176,331	$173,399	$85,163	$76,383

CAPITAL
Managing Owner - Class 2	29,027	31,366	27,691	24,105
Limited Owner - Class 1	2,492,688	2,741,972	2,335,536	2,169,152
Limited Owner - Class 1AP	-	-	8,874	8,460
Limited Owner - Class 2	173,450	157,311	219,179	183,565

Total Owners’ Capital	2,695,165	2,930,649	2,591,280	2,385,282

Non-Controlling Interests	-	-	-	-

Total Capital	2,695,165	2,930,649	2,591,280	2,385,282

Total Liabilities and Capital	$2,871,496	$3,104,048	$2,676,443	$2,461,665

Units Outstanding
Class 1	20,849	24,725	20,816	22,572
Class 1AP	N/A	N/A	64	73
Class 2	1,096	1,126	1,326	1,332

Net Asset Value per Unit
Class 1	$119.56	$110.90	$112.20	$96.10
Class 1AP	N/A	N/A	$139.10	$116.50
Class 2	$184.75	$167.56	$186.17	$155.92

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

September 30, 2021 (Unaudited)

Frontier	Frontier	Frontier
Diversified Fund	Masters Fund	Long/Short Commodity Fund
Fair	% of Total Capital (Net Asset	Fair	% of Total Capital (Net Asset	Fair	% of Total Capital (Net Asset
Description	Value	Value)	Value	Value)	Value	Value)
PRIVATE INVESTMENT COMPANIES (3)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$726,697	23.14%	$-	0.00%	$-	0.00%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	216,565	6.90%	-	0.00%	-	0.00%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	573,120	18.25%	-	0.00%	-	0.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	742,805	23.65%	353,746	43.90%	-	0.00%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	477,374	15.20%	252,047	31.28%	554,077	39.30%
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	324,574	10.33%	176,447	21.90%	-	0.00%
Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC)	-	0.00%	-	0.00%	302,145	21.43%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	0.00%	-	0.00%	479,374	34.00%
Total Private Investment Companies	$3,061,135	97.47%	$782,240	97.07%	$1,335,596	94.72%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (3)
Frontier Trading Company XXXVIII, LLC	$30,579	0.97%	$16,239	2.02%	$21,311	1.51%
Total Investment in Unconsolidated Trading Companies	$30,579	0.97%	$16,239	2.02%	$21,311	1.51%

U.S. TREASURY SECURITIES (2)
FACE VALUE	Fair Value	Fair Value	Fair Value
$116,500	US Treasury Note 6.875% due 08/15/2025 (Cost $146,667)	$33,471	1.07%	$17,774	2.21%	$23,326	1.65%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value	Face Value
US Treasury Note 6.875% due 08/15/2025 (2)	$27,099	$14,390	$18,885

Additional Disclosure on U.S. Treasury Securities	Cost	Cost	Cost
US Treasury Note 6.875% due 08/15/2025 (2)	$34,116	$18,117	$23,775

(1)	See Note 2 to the Financial Statements.

(2)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

September 30, 2021 (Unaudited)

Frontier	Frontier
Balanced Fund	Select Fund
Fair	% of Total Capital	Fair	% of Total Capital
Description	Value	(Net Asset Value)	Value	(Net Asset Value)
LONG FUTURES CONTRACTS*
Various agriculture futures contracts (Far East)	$(9,652)	-0.10%	$-	0.00%
Various agriculture futures contracts (Europe)	85,119	0.84%	-	0.00%
Various agriculture futures contracts (U.S.)	43,697	0.43%	-	0.00%
Various base metals futures contracts (U.S.)	(39,727)	-0.39%	-	0.00%
Various currency futures contracts (Europe)	(481)	0.00%	-	0.00%
Various currency futures contracts (Far East)	(15,984)	-0.16%	-	0.00%
Various currency futures contracts (Latin America)	(9,108)	-0.09%	-	0.00%
Various currency futures contracts (U.S.)	7,388	0.07%	-	0.00%
Various energy futures contracts (U.S.)	79,410	0.78%	-	0.00%
Various interest rates futures contracts (Europe)	(334,215)	-3.30%	-	0.00%
Various interest rates futures contracts (Far East)	(24,169)	-0.24%	-	0.00%
Various interest rates futures contracts (U.S.)	(14,625)	-0.14%	-	0.00%
Various precious metal futures contracts (U.S.)	(5,456)	-0.05%	-	0.00%
Various stock index futures contracts (Europe)	(5,437)	-0.05%	-	0.00%
Various stock index futures contracts (Far East)	(3,432)	-0.03%	-	0.00%
Various stock index futures contracts (Oceanic)	(1,626)	-0.02%	-	0.00%
Various stock index futures contracts (U.S.)	(10,558)	-0.10%	-	0.00%
Various stock index futures contracts (Canada)	(3,951)	-0.04%	-	0.00%
Total Long Futures Contracts	$(262,807)	-2.59%	$-	0.00%

SHORT FUTURES CONTRACTS*
Various agriculture futures contracts (Far East)	$3,818	0.04%	$-	0.00%
Various agriculture futures contracts (Europe)	(55,212)	-0.54%	-	0.00%
Various agriculture futures contracts (U.S.)	1,372	0.01%	-	0.00%
Various base metals futures contracts (U.S.)	9,982	0.10%	-	0.00%
Various currency futures contracts (Europe)	30,456	0.30%	-	0.00%
Various currency futures contracts (Far East)	828	0.01%	-	0.00%
Various currency futures contracts (Latin America)	20,698	0.20%	-	0.00%
Various currency futures contracts (U.S.)	(4,750)	-0.05%	-	0.00%
Various energy futures contracts (U.S.)	(43,480)	-0.43%	-	0.00%
Various interest rates futures contracts (Europe)	264,970	2.61%	-	0.00%
Various interest rates futures contracts (Far East)	35,149	0.35%	-	0.00%
Various interest rates futures contracts (U.S.)	5,313	0.05%	-	0.00%
Various precious metal futures contracts (U.S.)	67,448	0.67%	-	0.00%
Various stock index futures contracts (Canada)	2,986	0.03%	-	0.00%
Various stock index futures contracts (Europe)	8,521	0.08%	-	0.00%
Various stock index futures contracts (U.S.)	(963)	-0.01%	-	0.00%
Total Short Futures Contracts	$347,136	3.42%	$-	0.00%
Total Open Trade Equity (Deficit)	$84,329	0.83%	$-	0.00%

PRIVATE INVESTMENT COMPANIES (3)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$1,692,724	16.69%	$-	0.00%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	968,038	9.55%	-	0.00%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	1,326,119	13.08%	-	0.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	1,765,668	17.41%	-	0.00%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	2,613,293	25.77%	982,926	62.05%
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC	1,476,322	14.56%	572,680	36.15%
Total Private Investment Companies	$9,842,164	97.06%	$1,555,606	98.20%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (3)
Frontier Trading Company XXXVIII, LLC	$-	0.00%	$15,601	0.98%
Total Investment in Unconsolidated Trading Companies	$-	0.00%	$15,601	0.98%

U.S. TREASURY SECURITIES (2)
FACE VALUE	Fair Value	Fair Value

$116,500	US Treasury Note 6.875% due 08/15/2025 (Cost $146,667)	$-	0.00%	$17,077	1.08%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value

US Treasury Note 6.875% due 08/15/2025 (2)	$-	$13,826

Additional Disclosure on U.S. Treasury Securities	Cost	Cost

US Treasury Note 6.875% due 08/15/2025 (2)	$-	$17,406

*	Except for those items disclosed, no individual futures, or forwards position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Note 2 to the Financial Statements.
(2)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

September 30, 2021 (Unaudited)

Frontier Global	Frontier
Fund	Heritage Fund
Fair	% of Total Capital	Fair	% of Total Capital
Description	Value	(Net Asset Value)	Value	(Net Asset Value)

PRIVATE INVESTMENT COMPANIES (3)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$2,802,754	103.99%	$1,657,316	63.96%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	-	-	907,058	35.00%
Total Private Investment Companies	$2,802,754	103.99%	$2,564,374	98.96%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (3)
Frontier Trading Company XXXVIII, LLC	$18,148	0.67%	$29,586	1.14%
Total Investment in Unconsolidated Trading Companies	$18,148	0.67%	$29,586	1.14%

U.S. TREASURY SECURITIES (2)
FACE VALUE	Fair Value	Fair Value

$116,500	US Treasury Note 6.875% due 08/15/2025 (Cost $146,667)	$19,864	0.74%	$32,384	1.25%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value

US Treasury Note 6.875% due 08/15/2025 (2)	$16,082	$26,218

Additional Disclosure on U.S. Treasury Securities	Cost	Cost

US Treasury Note 6.875% due 08/15/2025 (2)	$20,246	$33,007

(1)	See Note 2 to the Financial Statements.
(2)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

December 31, 2020

Frontier	Frontier	Frontier Long/Short Commodity
Diversified Fund	Masters Fund	Fund
Fair	% of Total Capital (Net Asset	Fair	% of Total Capital (Net Asset	Fair	% of Total Capital (Net Asset
Description	Value	Value)	Value	Value)	Value	Value)
PRIVATE INVESTMENT COMPANIES (3)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$1,066,074	25.49%	$-	0.00%	$-	0.00%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	414,692	9.91%	-	0.00%	-	0.00%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	672,766	16.08%	-	0.00%	-	0.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	732,066	17.50%	486,659	48.98%	-	0.00%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	435,119	10.40%	258,609	26.03%	272,294	20.73%
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	323,886	7.74%	269,323	27.11%	-	0.00%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	0.00%	-	0.00%	465,759	35.46%
Total Private Investment Companies	$3,644,603	87.12%	$1,014,591	102.12%	$738,053	56.19%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (3)
Frontier Trading Company XXXVIII, LLC	$16,669	0.40%	$907	0.09%	$17,736	1.35%
Total Investment in Unconsolidated Trading Companies	$16,669	0.40%	$907	0.09%	$17,736	1.35%

U.S. TREASURY SECURITIES (2)
FACE VALUE	Fair Value	Fair Value	Fair Value
$1,755,000	US Treasury Note 6.875% due 08/15/2025 (Cost $2,283,228)	$427,393	10.22%	$23,245	2.34%	$454,738	34.63%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value	Face Value
US Treasury Note 6.875% due 08/15/2025 (2)	$328,604	$17,872	$349,629

Additional Disclosure on U.S. Treasury Securities	Cost	Cost	Cost
US Treasury Note 6.875% due 08/15/2025 (2)	$427,509	$23,251	$454,862

(1)	See Note 2 to the Financial Statements.
(2)	See Note 5 to the Financial Statements.

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

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (3)
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

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (3)
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

The Series of Frontier Funds

Statements of Operations (Unaudited)

For the Three Months Ended September 30, 2021 and 2020

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	9/30/2021	9/30/2020	9/30/2021	9/30/2020	9/30/2021	9/30/2020

Investment income:
Interest - net	$1,208	$1,143	$597	$851	$628	$906

Total Income/(loss)	1,208	1,143	597	851	628	906

Expenses:
Service Fees - Class 1	310	2,062	135	407	58	108
Due Diligence Fees	1,008	1,740	241	438	98	90
Trading Fees	29,513	50,536	12,339	21,879	10,055	7,777

Total Expenses	30,831	54,338	12,715	22,724	10,211	7,975

Investment (loss) - net	(29,623)	(53,195)	(12,118)	(21,873)	(9,583)	(7,069)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	(140,588)	(397,041)	42,074	(226,881)	20,671	29,022
Net realized gain/(loss) on private investment companies	2,163	(51,059)	(12,631)	14,487	(1,340)	(44,189)
Net unrealized gain/(loss) on swap contracts	-	(75,700)	-	-	-	(4,244)
Net realized gain/(loss) on U.S. Treasury securities	(1,761)	509	(906)	(269)	(1,169)	(994)
Net unrealized gain/(loss) on U.S. Treasury securities	1,246	80	534	(76)	774	25
Change in fair value of investments in unconsolidated trading companies	66	(1,015)	322	(934)	388	(1,058)

Net gain/(loss) on investments	(138,874)	(524,226)	29,393	(213,673)	19,324	(21,438)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(168,497)	(577,421)	17,275	(235,546)	9,741	(28,507)

Less: Operations attributable to non-controlling interests	-	-	-	-	-	-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(168,497)	$(577,421)	$17,275	$(235,546)	$9,741	$(28,507)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(1.78)	$(7.61)	N/A	$(9.77)	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	N/A	$(44.58)
Class 2	$(4.91)	$(8.88)	$1.58	$(11.58)	$0.60	$(1.86)
Class 2a	N/A	N/A	N/A	N/A	$0.62	$(1.11)
Class 3	$(4.56)	$(8.26)	$1.53	$(10.83)	$0.63	$(1.95)
Class 3a	N/A	N/A	N/A	N/A	$0.68	$(1.12)

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds

Statements of Operations (Unaudited)

For the Three Months Ended September 30, 2021 and 2020

	Frontier Balanced Fund		Frontier Select Fund
	9/30/2021	9/30/2020	9/30/2021	9/30/2020

Investment income:
Interest - net	$87	$41	-	$-

Total Income/(loss)	87	41	-	-

Expenses:
Incentive Fees (rebate)	54,924	-	-	-
Management Fees	4,764	5,029	-	-
Service Fees - Class 1	62,976	73,754	11,949	13,025
Risk analysis Fees	1,429	1,509	-	-
Trading Fees	108,142	127,677	12,176	10,391
Other Fees	-	45	-	-

Total Expenses	232,235	208,014	24,125	23,416

Investment (loss) - net	(232,148)	(207,973)	(24,125)	(23,416)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	93,883	167,553	-	-
Net unrealized gain/(loss) on private investment companies	(184,050)	(961,993)	51,089	(193,003)
Net realized gain/(loss) on private investment companies	54,931	139,086	2,569	(3,202)
Net change in open trade equity/(deficit)	153,295	(53,834)	-	-
Net unrealized gain/(loss) on swap contracts	-	(168,921)	-	-
Net realized gain/(loss) on U.S. Treasury securities	(6,033)	2,036	(1,088)	(374)
Net unrealized gain/(loss) on U.S. Treasury securities	4,214	(384)	707	(417)
Trading commissions	(4,164)	(5,477)	-	-
Change in fair value of investments in unconsolidated trading companies	(6,073)	(1,283)	312	(728)

Net gain/(loss) on investments	106,003	(883,217)	53,589	(197,724)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(126,145)	(1,091,190)	29,464	(221,140)

Less: Operations attributable to non-controlling interests	-	-	-	-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(126,145)	$(1,091,190)	$29,464	$(221,140)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(1.24)	$(6.77)	$1.15	$(7.69)
Class 1AP	$(0.73)	$(7.42)	$2.03	$(8.70)
Class 2	$(1.00)	$(10.02)	$2.70	$(11.55)
Class 2a	$(0.82)	$(8.71)	N/A	N/A
Class 3a	$(0.82)	$(8.64)	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds

Statements of Operations (Unaudited)

For the Three Months Ended September 30, 2021 and 2020

	Frontier Global Fund		Frontier Heritage Fund
	9/30/2021	9/30/2020	9/30/2021	9/30/2020

Investment income:
Interest - net	$-	$-	$-	$-

Total Income/(loss)	-	-	-	-

Expenses:
Service Fees - Class 1	17,993	22,977	16,886	15,845
Trading Fees	34,334	42,481	25,399	25,094

Total Expenses	52,327	65,458	42,285	40,939

Investment (loss) - net	(52,327)	(65,458)	(42,285)	(40,939)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	72,902	(465,994)	78,399	(150,921)
Net realized gain/(loss) on private investment companies	26,154	30,501	32,348	(55,592)
Net realized gain/(loss) on U.S. Treasury securities	(1,041)	(1,194)	(1,514)	(772)
Net unrealized gain/(loss) on U.S. Treasury securities	422	69	805	(402)
Change in fair value of investments in unconsolidated trading companies	1,448	(1,415)	1,690	(1,106)

Net gain/(loss) on investments	99,885	(438,033)	111,728	(208,793)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	47,558	(503,491)	69,443	(249,732)

Less: Operations attributable to non-controlling interests	-	-	-	-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$47,558	$(503,491)	$69,443	$(249,732)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$2.28	$(17.50)	$2.94	$(9.63)
Class 1AP	N/A	$(19.96)	$4.66	$(10.72)
Class 2	$4.90	$(24.87)	$6.24	$(14.34)

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Operations (Unaudited)

For the Nine Months Ended September 30, 2021 and 2020

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	9/30/2021	9/30/2020	9/30/2021	9/30/2020	9/30/2021	9/30/2020

Investment income:
Interest - net	$2,832	$2,006	$2,429	$2,329	$2,931	$2,025

Total Income/(loss)	2,832	2,006	2,429	2,329	2,931	2,025

Expenses:
Service Fees - Class 1	1,860	12,712	492	1,501	170	330
Due Diligence Fees	3,317	7,195	790	1,641	285	275
Trading Fees	97,487	208,221	40,507	83,524	28,870	25,089

Total Expenses	102,664	228,128	41,789	86,666	29,325	25,694

Investment (loss) - net	(99,832)	(226,122)	(39,360)	(84,337)	(26,394)	(23,669)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	163,133	372,285	124,384	280,814	195,759	206,081
Net realized gain/(loss) on private investment companies	67,391	(1,295,055)	1,561	(696,820)	21,756	(394,032)
Net unrealized gain/(loss) on swap contracts	-	(2,099,874)	-	-	-	215,753
Net realized gain/(loss) on U.S. Treasury securities	(3,079)	(19,521)	(2,145)	6,092	(3,513)	6,224
Net unrealized gain/(loss) on U.S. Treasury securities	(420)	27,421	(96)	(2,674)	131	(1,476)
Change in fair value of investments in unconsolidated trading companies	5,538	(5,303)	12,123	(6,972)	13,296	(9,851)

Net gain/(loss) on investments	232,563	(3,020,047)	135,827	(419,560)	227,429	22,699

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	132,731	(3,246,169)	96,467	(503,897)	201,035	(970)

Less: Operations attributable to non-controlling interests	-	-	-	-		-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$132,731	$(3,246,169)	$96,467	$(503,897)	$201,035	$(970)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$3.68	$(34.62)	$(55.18)	$(20.13)	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	N/A	$(44.20)
Class 2	$2.04	$(40.58)	$7.56	$(23.63)	$13.10	$(0.19)
Class 2a	N/A	N/A	N/A	N/A	$9.06	$(0.17)
Class 3	$2.06	$(37.78)	$7.24	$(22.05)	$13.74	$(0.24)
Class 3a	N/A	N/A	N/A	N/A	$9.67	$0.05

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds

Statements of Operations (Unaudited)

For the Nine Months Ended September 30, 2021 and 2020

	Frontier Balanced Fund		Frontier Select Fund
	9/30/2021	9/30/2020	9/30/2021	9/30/2020

Investment income:
Interest - net	$245	$6,361	$-	$-

Total Income/(loss)	245	6,361	-	-

Expenses:
Incentive Fees (rebate)	104,764	-	-	-
Management Fees	13,978	14,753	-	-
Service Fees - Class 1	195,972	284,736	35,191	51,117
Risk analysis Fees	4,193	4,426	-	-
Trading Fees	332,131	465,170	35,541	42,791
Other Fees	-	83	-	-

Total Expenses	651,038	769,168	70,732	93,908

Investment (loss) - net	(650,793)	(762,807)	(70,732)	(93,908)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	574,605	588,112	-	-
Net unrealized gain/(loss) on private investment companies	570,451	(325,724)	152,712	(49,653)
Net realized gain/(loss) on private investment companies	304,097	(1,666,467)	145,302	(285,836)
Net change in open trade equity/(deficit)	(16,668)	(130,869)	-	-
Net realized gain/(loss) on swap contracts	-	-	-	(102,307)
Net unrealized gain/(loss) on swap contracts	-	(5,804,030)	-	-
Net realized gain/(loss) on U.S. Treasury securities	(6,663)	28,151	(2,430)	3,374
Net unrealized gain/(loss) on U.S. Treasury securities	(1,089)	(5,409)	385	(3,372)
Trading commissions	(10,529)	(17,535)	-	-
Change in fair value of investments in unconsolidated trading companies	(28,390)	(31,836)	9,001	87,721

Net gain/(loss) on investments	1,385,814	(7,365,607)	304,970	(350,073)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	735,021	(8,128,414)	234,238	(443,981)

Less: Operations attributable to non-controlling interests	-	-	-	-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$735,021	$(8,128,414)	$234,238	$(443,981)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$4.69	$(45.41)	$8.77	$(13.21)
Class 1AP	$8.01	$(51.47)	$12.48	$(14.31)
Class 2	$10.80	$(69.40)	$16.57	$(18.74)
Class 2a	$9.45	$(60.14)	N/A	N/A
Class 3a	$9.42	$(59.90)	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds
Statements of Operations (Unaudited)
For the Nine Months Ended September 30, 2021 and 2020

	Frontier Global Fund		Frontier Heritage Fund
	9/30/2021	9/30/2020	9/30/2021	9/30/2020

Investment income:
Interest - net	$-	$-	$-	$-

Total Income/(loss)	-	-	-	-

Expenses:
Service Fees - Class 1	58,383	81,204	50,788	51,802
Trading Fees	106,684	150,154	75,071	83,036

Total Expenses	165,067	231,358	125,859	134,838

Investment (loss) - net	(165,067)	(231,358)	(125,859)	(134,838)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	216,899	(970,042)	418,547	(75,695)
Net realized gain/(loss) on private investment companies	150,153	448,127	86,630	(56,727)
Net realized gain/(loss) on swap contracts	-	-	-	(97,745)
Net unrealized gain/(loss) on swap contracts	-	-	-	197,829
Net realized gain/(loss) on U.S. Treasury securities	(2,920)	11,338	(3,082)	9,015
Net unrealized gain/(loss) on U.S. Treasury securities	(531)	(3,645)	(178)	(7,369)
Change in fair value of investments in unconsolidated trading companies	16,611	(10,687)	14,708	(7,250)

Net gain/(loss) on investments	380,212	(524,909)	516,625	(37,942)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	215,145	(756,267)	390,766	(172,780)

Less: Operations attributable to non-controlling interests	-	-	-	(95,914)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$215,145	$(756,267)	$390,766	$(268,694)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$8.66	$(27.34)	$16.10	$(10.65)
Class 1AP	N/A	$(29.04)	$22.60	$(9.62)
Class 2	$17.19	$(36.60)	$30.25	$(13.69)

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital (Unaudited)

For the Three Months Ended September 30, 2021

	Frontier Diversified Fund							Frontier Masters Fund
	Class 1	Class 2	Class 2	Class 3	Class 3	Non-		Class 1	Class 2	Class 2	Class 3	Class 3	Non-
	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, June 30, 2021	$40,171	$2,384	$428,426	$25,750	$2,912,036	$-	$3,408,767	$-	$2,943	$220,435	$4,117	$580,243	$-	$807,738

Sale of Units	-	-	6,000	-	-	-	6,000	-	-	1,000	-	-	-	1,000
Redemption of Units	(39,485)	-	(16,316)	-	(49,800)	-	(105,601)	-	-	(12,849)	-	(7,350)	-	(20,199)
Transfer of Units In(Out)	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(686)	5,664	(27,237)	(1,304)	(144,934)	-	(168,497)	-	1,104	3,367	90	12,714	-	17,275

Owners’ Capital, September 30, 2021	$-	$8,048	$390,873	$24,446	$2,717,302	$-	$3,140,669	$-	$4,047	$211,953	$4,207	$585,607	-	$805,814

Owners’ Capital - Units, June 30, 2021	517	25	4,467	287	32,374			-	40	2,998	60	8,381

Sale of Units (including transfers)	-	64	-	-	-			-	14	-	-	-
Redemption of Units (including transfers)	(517)	-	(172)	-	(554)			-	-	(176)	-	(105)

Owners’ Capital - Units, September 30, 2021	-	89	4,295	287	31,820			-	54	2,822	60	8,276

Net asset value per unit at June 30, 2021	$77.68		$95.90		$89.95			$-		$73.52		$69.23

Change in net asset value per unit for the three months ended September 30, 2021	(77.68)		(4.91)		(4.56)			-		1.58		$1.53

Net asset value per unit at September 30, 2021 (1)	$-		$90.99		$85.39			$-		$75.10		$70.76

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Changes in Owners’ Capital (Unaudited)
For the Three Months Ended September 30, 2021

	Frontier Long/Short Commodity Fund
	Class 2		Class 3	Class 2a		Class 3a		Non-
	Managing Owner	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, June 30, 2021	$4,511	$34,265	$1,050,928	$9,537	$82,724	$1,209	$229,269	$-	$1,412,443

Redemption of Units	-	(6,890)	(415)	-	-	-	(4,860)	-	(12,165)
Transfer of Units In (Out)	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	28	53	6,436	91	788	12	2,333	-	9,741

Owners’ Capital, September 30, 2021	$4,539	$27,428	$1,056,949	$9,628	$83,512	$1,221	$226,742	$-	$1,410,019

Owners’ Capital - Units, June 30, 2021	46	348	10,172	149	1,298	18	3,404

Redemption of Units (including transfers)	-	(71)	(4)	-	-	-	(72)

Owners’ Capital - Units, September 30, 2021	46	277	10,168	149	1,298	18	3,332

Net asset value per unit at June 30, 2021		$98.49	$103.32		$63.74		$67.36

Change in net asset value for the three months ended September 30, 2021		0.60	0.63		0.61		0.68

Net asset value per unit at September 30, 2021 (1)		$99.09	$103.95		$64.35		$68.04

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Changes in Owners’ Capital (Unaudited)
For the Three Months Ended September 30, 2021

	Frontier Balanced Fund
	Class 1	Class 1AP	Class 2		Class 2a		Class 3a	Non-
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Controlling Interests	Total

Owners’ Capital, June 30, 2021	$8,386,018	$116,780	$56,491	$1,644,977	$57,486	$25,378	$517,629	$-	$10,804,759

Redemption of Units	(337,506)	(50,187)	(6,000)	(85,706)	-	(25,751)	(33,772)	-	(538,922)
Transfer of Units In (Out)	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(115,197)	354	(393)	(8,777)	(381)	373	(2,124)	-	(126,145)

Owners’ Capital, September 30, 2021	$7,933,315	$66,947	$50,098	$1,550,494	$57,105	$-	$481,733	$-	$10,139,692

Owners’ Capital - Units, June 30, 2021	97,671	1,106	397	11,557	465	206	4,207

Redemption of Units (including transfers)	(3,917)	(467)	(42)	(588)	1	(206)	(266)

Owners’ Capital - Units, September 30, 2021	93,754	639	355	10,969	466	(0)	3,941

Net asset value per unit at June 30, 2021	$85.86	$105.55		$142.34		$123.47	$123.05

Change in net asset value for the three months ended September 30, 2021	(1.24)	(0.73)		(1.00)		(0.82)	(0.82)

Net asset value per unit at September 30, 2021 (1)	$84.62	$104.82		$141.34		$122.65	$122.23

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital (Unaudited)

For the Three Months Ended September 30, 2021

	Frontier Select Fund						Frontier Global Fund					Frontier Heritage Fund
	Class 1	Class 1AP	Class 2		Non-		Class 1	Class 2		Non-		Class 1	Class 1AP	Class 2		Non-
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, June 30, 2021	$1,535,828	$10,548	$17,737	$57,694	$-	$1,621,807	$2,580,738	$31,522	$168,853	$-	$2,781,113	$2,297,366	$8,577	$27,818	$211,840	$-	$2,545,601

Redemption of Units	(66,156)	-	(1,000)	-	-	(67,156)	(130,506)	(3,000)	-	-	(133,506)	(22,764)	-	(1,000)	-	-	(23,764)
Transfer of Units In (Out)	-	-	-		-	-	-	-	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	27,320	263	440	1,441	-	29,464	42,456	505	4,597	-	47,558	60,934	297	873	7,339	-	69,443

Owners’ Capital, September 30, 2021	$1,496,992	$10,811	$17,177	$59,135	$-	$1,584,115	$2,492,688	$29,027	$173,450	$-	$2,695,165	$2,335,536	$8,874	$27,691	$219,179	$-	$2,591,280

Owners’ Capital - Units, June 30, 2021	23,209	130	164	534			22,006	175	939			21,026	64	155	1,177

Redemption of Units (including transfers)	(971)	-	(9)	-			(1,157)	(18)	-			(210)	-	(6)	-

Owners’ Capital - Units, September 30, 2021	22,238	130	155	534			20,849	157	939			20,816	64	149	1,177

Net asset value per unit at June 30, 2021	$66.17	$81.44		$108.07			$117.28		$179.85			$109.26	$134.45		$179.93

Change in net asset value per for the three months ended September 30, 2021	1.15	2.03		2.70			2.28		4.90			2.94	4.65		6.24

Net asset value per unit at September 30, 2021 (1)	$67.32	$83.47		$110.77			$119.56		$184.75			$112.20	$139.10		$186.17

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital (Unaudited)

For the Nine Months Ended September 30, 2021

	Frontier Diversified Fund							Frontier Masters Fund
	Class 1	Class 2	Class 2	Class 3	Class 3	Non-		Class 1	Class 2	Class 2	Class 3	Class 3	Non-
	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2020	$154,260	$2,212	$464,012	$54,405	$3,508,082	$-	$4,182,971	$9,740	$6,265	$257,673	$7,167	$712,682	$-	$993,527

Sale of Units	-	6,000	-	-	-	-	6,000	-	1,000	-	-	-	-	1,000
Redemption of Units	(161,099)	-	(82,184)	(31,000)	(906,750)	-	(1,181,033)	-	(3,500)	(70,949)	(3,500)	(207,231)	-	(285,180)
Transfer of Units In (Out)	-	-	-	-	-	-	-	(10,187)	-	-	-	10,187	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	6,839	(164)	9,045	1,041	115,970	-	132,731	447	282	25,229	540	69,969	-	96,467

Owners’ Capital, September 30, 2021	$-	$8,048	$390,873	$24,446	$2,717,302	$-	$3,140,669	$-	$4,047	$211,953	$4,207	$585,607	-	$805,814

Owners’ Capital - Units, December 31, 2020	2,122	25	5,216	654	42,100			177	93	3,815	113	11,220

Sale of Units (including transfers)	-	64	-	-	-			-	14	-	-	-
Redemption of Units (including transfers)	(2,122)	-	(921)	(367)	(10,280)			(177)	(53)	(993)	(53)	(2,944)

Owners’ Capital - Units, September 30, 2021	-	89	4,295	287	31,820			-	54	2,822	60	8,276

Net asset value per unit at December 31, 2020	$72.68		$88.95		$83.33			$55.18		$67.54		$63.52

Change in net asset value per unit for the nine months ended September 30, 2021	(72.68)		2.04		2.06			(55.18)		7.56		$7.24

Net asset value per unit at September 30, 2021 (1)	$-		$90.99		$85.39			$-		$75.10		$70.76

(2)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Changes in Owners’ Capital (Unaudited)
For the Nine Months Ended September 30, 2021

	Frontier Long/Short Commodity Fund
	Class 2		Class 3	Class 2a		Class 3a
	Managing Owner	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total

Owners’ Capital, December 31, 2020	$3,939	$30,334	$976,771	$8,274	$76,583	$1,048	$216,354	$-	$1,313,303

Redemption of Units	-	(7,313)	(69,099)	-	(4,963)	-	(22,944)	-	(104,319)
Transfer of Units In (Out)	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	600	4,407	149,277	1,354	11,892	173	33,332	-	201,035

Owners’ Capital, September 30, 2021	$4,539	$27,428	$1,056,949	$9,628	$83,512	$1,221	$226,742	$-	$1,410,019

Owners’ Capital – Units, December 31, 2020	46	353	10,828	149	1,386	18	3,707

Redemption of Units (including transfers)	-	(76)	(660)	-	(88)	-	(375)

Owners’ Capital – Units, September 30, 2021	46	277	10,168	149	1,298	18	3,332

Net asset value per unit at December 31, 2020		$85.99	$90.21		$55.29		$58.37

Change in net asset value per unit for the nine months ended September 30, 2021		13.10	13.74		9.06		9.67

Net asset value per unit at September 30, 2021 (1)		$99.09	$103.95		$64.35		$68.04

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds
Statements of Changes in Owners’ Capital (Unaudited)
For the Nine Months Ended September 30, 2021

	Frontier Balanced Fund
	Class 1	Class 1AP	Class 2		Class 2a		Class 3a
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Non-Controlling Interests	Total

Owners’ Capital, December 31, 2020	$9,430,532	$108,053	$51,810	$1,906,359	$75,416	$30,961	$507,148	$-	$12,110,279

Redemption of Units	(2,028,537)	(51,153)	(6,000)	(495,213)	(23,500)	(34,162)	(67,043)	-	(2,705,608)
Transfer of Units In (Out)	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	531,320	10,047	4,288	139,348	5,189	3,201	41,628	-	735,021

Owners’ Capital, September 30, 2021	$7,933,315	$66,947	$50,098	$1,550,494	$57,105	$-	$481,733	$-	$10,139,692

Owners’ Capital - Units, December 31, 2020	117,991	1,116	397	14,603	666	274	4,495

Redemption of Units (including transfers)	(24,237)	(477)	(42)	(3,634)	(200)	(274)	(554)

Owners’ Capital - Units, September 30, 2021	93,754	639	355	10,969	466	-	3,941

Net asset value per unit at December 31, 2020	$79.93	$96.81		$130.54		$113.20	$112.81

Change in net asset value for the nine months ended September 30, 2021	4.69	8.01		10.80		9.45	9.42

Net asset value per unit at September 30, 2021 (1)	$84.62	$104.82		$141.34		$122.65	$122.23

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital (Unaudited)

For the Nine Months Ended September 30, 2021

	Frontier Select Fund						Frontier Global Fund					Frontier Heritage Fund
	Class 1	Class 1AP	Class 2		Non-		Class 1	Class 2		Non-		Class 1	Class 1AP	Class 2		Non-
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2020	$1,575,328	$9,821	$17,210	$50,769	$-	$1,653,128	$2,741,972	$31,366	$157,311	$-	$2,930,649	$2,169,152	$8,460	$24,105	$183,565	$-	$2,385,282

Redemption of Units	(299,314)	(656)	(2,800)	(481)	-	(303,251)	(445,629)	(5,000)	-	-	(450,629)	(182,668)	(1,100)	(1,000)	-	-	(184,768)
Transfer of Units In (Out)	-	-	-		-	-	-	-	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	220,978	1,646	2,767	8,847	-	234,238	196,345	2,661	16,139	-	215,145	349,052	1,514	4,586	35,614	-	390,766

Owners’ Capital, September 30, 2021	$1,496,992	$10,811	$17,177	$59,135	$-	$1,584,115	$2,492,688	$29,027	$173,450	$-	$2,695,165	$2,335,536	$8,874	$27,691	$219,179	$-	$2,591,280

Owners’ Capital - Units, December 31, 2020	26,906	138	183	539			24,725	187	939			22,572	73	155	1,177

Redemption of Units (including transfers)	(4,668)	(8)	(28)	(5)			(3,876)	(30)	-			(1,756)	(9)	(6)	-

Owners’ Capital - Units, September 30, 2021	22,238	130	155	534			20,849	157	939			20,816	64	149	1,177

Net asset value per unit at December 31, 2020	$58.55	$70.99		$94.20			$110.90		$167.56			$96.10	$116.50		$155.92

Change in net asset value per unit for the nine months ended September 30, 2021	8.77	12.48		16.57			8.66		17.19			16.10	22.60		30.25

Net asset value per unit at September 30, 2021 (1)	$67.32	$83.47		$110.77			$119.56		$184.75			$112.20	$139.10		$186.17

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2021 and September 30, 2020

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	9/30/2021	9/30/2020	9/30/2021	9/30/2020	9/30/2021	9/30/2020

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$132,731	$(3,246,169)	$96,467	$(503,897)	$201,035	$(970)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in ownership allocation of U.S. Treasury securities	142,851	1,348,473	(112,616)	(386,057)	(78,990)	(286,463)
Net unrealized (gain)/loss on swap contracts	-	2,099,874	-	-	-	(215,753)
Net unrealized (gain)/loss on private investment companies	(163,133)	(372,285)	(124,384)	(280,814)	(195,759)	(206,081)
Net realized (gain)/loss on private investment companies	(67,391)	1,295,055	(1,561)	694,341	(21,756)	394,032
Net realized (gain)/loss on U.S. Treasury securities	3,079	19,521	2,145	(6,092)	3,513	(6,224)
Net unrealized (gain)/loss on U.S. Treasury securities	420	(27,421)	96	2,674	(131)	1,476
(Purchases) sales of:
(Purchases) of swap contracts	-	(269,146)		-	-	-
(Purchases) of U.S. Treasury securities	(256,617)	(1,723,974)	(127,722)	(780,910)	(154,028)	(536,710)
Sales of U.S. Treasury securities	501,356	461,162	241,139	1,199,617	658,117	866,588
U.S. Treasury interest and premium paid/amortized	2,832	2,006	2,429	2,329	2,931	2,025
(Purchases) of Private Investment Companies	(865,067)	(2,011,773)	(138,239)	(1,149,732)	(664,939)	(173,665)
Sale of Private Investment Companies	1,679,059	5,931,748	496,535	1,743,952	284,911	277,921
Increase and/or decrease in:
Investments in unconsolidated trading companies, at fair value	(13,910)	9,618	(15,332)	872	(3,575)	74
Interest receivable	8,296	1,895	338	832	8,914	1,163
Receivable from related parties	(3,994)	(21,575)	(4,453)	(23,029)	(988)	(33,267)
Other assets	-	5,700	-	-	-	-
Redemptions receivable from private investment companies	31,886	60,241	24,837	(44,070)	1,251	(1,250)
Interest payable to Managing Owner	-	-	-	-	(50)	44
Service fees payable to Managing Owner	(300)	(2,760)	(26)	(79)	1	-
Trading fees payable to Managing Owner	(2,682)	(19,191)	(1,240)	(4,313)	1,014	(769)
Subscriptions in advance for service fee rebates	-	119	-	184	-	189
Other liabilities	558	3,054	1,777	1,630	(751)	2,409

Net cash provided by (used in) operating activities	1,129,974	3,544,172	340,190	467,438	40,720	84,769

Cash Flows from Financing Activities:
Proceeds from sale of units	6,000	-	1,000	-	-	-
Payment for redemption of units	(1,181,033)	(3,553,498)	(285,180)	(460,350)	(104,319)	(67,488)
Change in owner redemptions payable	-	-	(38,128)	-	-	(4,276)

Net cash provided by (used in) financing activities	(1,175,033)	(3,553,498)	(322,308)	(460,350)	(104,319)	(71,764)

Net increase (decrease) in cash and cash equivalents	(45,058)	(9,326)	17,882	7,088	(63,599)	13,005

Cash and cash equivalents, beginning of period	87,715	56,263	4,771	25,639	93,327	34,272
Cash and cash equivalents, end of period	$42,657	$46,937	$22,653	$32,727	29,728	$47,277

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2021 and September 30, 2020

	Frontier Balanced Fund		Frontier Select Fund
	9/30/2021	9/30/2020	9/30/2021	9/30/2020
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$735,021	$(8,128,414)	$234,238	$(443,981)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in ownership allocation of U.S. Treasury securities	600,692	179,457	(207,641)	(218,192)
Net unrealized (gain)/loss on swap contracts	-	5,804,030	-	-
Net unrealized (gain)/loss on U.S. Treasury securities	1,089	5,409	(385)	3,372
Net realized (gain)/loss on U.S. Treasury securities	6,663	(28,151)	2,430	(3,374)
Net unrealized (gain)/loss on private investment companies	(570,451)	325,724	(152,712)	49,653
Net realized (gain)/loss on private investment companies	(304,097)	1,666,467	(145,302)	285,836
(Purchases) sales of:
(Purchases) of swap contracts	-	(1,178,697)	-	-
(Purchases) of U.S. Treasury securities	(902,849)	(3,570,232)	(130,240)	(1,401,667)
Sales of U.S. Treasury securities	1,569,802	3,616,957	318,759	1,721,835
U.S. Treasury interest and premium paid/amortized	245	6,361	-	-
(Purchases) of Private Investment Companies	(2,196,236)	(4,464,511)	(235,774)	(1,911,902)
Sale of Private Investment Companies	3,756,872	6,308,097	616,847	2,323,820
Increase and/or decrease in:
Open trade equity/(deficit), at fair value	16,111	175,959	-	-
Receivable from futures commission merchants	(554,694)	1,745,358	-	-
Control of ownership of Private Investment Companies	-	-	-	-
Investments in unconsolidated trading companies, at fair value	49,755	50,867	(15,601)	500,499
Interest receivable	25,471	4,270	(121)	2,224
Receivable from related parties	52,804	-	(4,534)	(11,037)
Incentive fees payable to Managing Owner	54,924	-	-	-
Management fees payable to Managing Owner	(7,244)	108	-	-
Interest payable to Managing Owner	(313)	256	70	458
Trading fees payable to Managing Owner	(2,725)	(28,699)	70	(1,912)
Service fees payable to Managing Owner	(2,997)	(21,057)	(11)	(3,205)
Risk analysis fees payable	957	1,564	-	-
Payables to related parties	-	175,803	(26,129)	-
Redemptions receivable from private investment companies	55,473	184,180	67,876	(128,396)
Subscriptions in advance for service fee rebates	16,970	21,905	1,303	2,115
Other liabilities	(7,478)	(1,819)	1,872	(7,486)

Net cash provided by (used in) operating activities	2,393,765	2,851,192	325,015	758,660

Cash Flows from Financing Activities:
Proceeds from sale of units	-	-	-	-
Payment for redemption of units	(2,705,608)	(2,955,837)	(303,251)	(805,113)
Change in owner redemptions payable	50,040	(13,861)	-	793

Net cash provided by (used in) financing activities	(2,655,568)	(2,969,698)	(303,251)	(804,320)

Net increase (decrease) in cash and cash equivalents	(261,803)	(118,506)	21,764	(45,660)

Cash and cash equivalents, beginning of period	261,803	118,506	-	61,345
Cash and cash equivalents, end of period	$-	$-	$21,764	$15,685

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2021 and September 30, 2020

	Frontier Global Fund		Frontier Heritage Fund
	9/30/2021	9/30/2020	9/30/2021	9/30/2020
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$215,145	$(756,267)	$390,766	$(268,694)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in ownership allocation of U.S. Treasury securities	(225,147)	(572,676)	(127,756)	(75,421)
Net unrealized (gain)/loss on swap contracts	-	-	-	(197,829)
Net realized (gain)/loss on swap contracts	-	-	-	97,745
Net unrealized (gain)/loss on U.S. Treasury securities	531	3,645	178	7,369
Net realized (gain)/loss on U.S. Treasury securities	2,920	(11,338)	3,082	(9,015)
Net unrealized (gain)/loss on private investment companies	(216,899)	970,042	(418,547)	75,695
Net realized (gain)/loss on private investment companies	(150,153)	(448,127)	(86,630)	56,727
(Purchases) sale of:
Sales of U.S. Treasury Securities	454,651	1,191,317	357,230	932,192
(Purchases) of U.S. Treasury securities	(225,077)	(580,333)	(191,271)	(804,397)
U.S. Treasury interest and premium paid/amortized	-	-	-	-
Sales of swap contracts	-	-	-	1,491,965
(Purchases) of Private Investment Companies	(410,446)	(463,750)	(394,302)	(941,369)
Sale of Private Investment Companies	1,043,400	1,924,065	702,567	979,165
Reduction of collateral in Swap Contracts	-	-	-	1,496,127
Increase and/or decrease in:
Investments in unconsolidated trading companies, at fair value	(17,065)	(1,461)	(26,706)	(1,025)
Interest receivable	413	871	1,245	1,405
Advance on unrealized Swap Appreciation	-	-	-	(1,900,000)
Receivable from related parties	(4,954)	(30,180)	(7,752)	(45,263)
Other assets	-	-	-	-
Interest payable to Managing Owner	(65)	174	229	160
Trading fees payable to Managing Owner	(1,264)	(9,477)	412	(3,602)
Service fees payable to Managing Owner	(823)	(4,494)	256	(818)
Redemptions receivable from private investment companies	-	-	-	-
Subscriptions in advance for service fee rebates	3,111	3,718	4,871	4,721
Other liabilities	1,973	(5,750)	3,012	2,701

Net cash provided by (used in) operating activities	470,251	1,209,979	210,884	898,539

Cash Flows from Financing Activities:
Proceeds from sale of units	-	-	-	-
Payment for redemption of units	(450,629)	(1,142,297)	(184,768)	(389,465)
Change in non-controlling interest	-	-	-	(479,024)
Change in owner redemptions payable	-	(52,324)	-	(9,735)

Net cash provided by (used in) financing activities	(450,629)	(1,194,621)	(184,768)	(878,224)

Net increase (decrease) in cash and cash equivalents	19,622	15,358	26,116	20,315

Cash and cash equivalents, beginning of period	5,694	27,532	15,156	44,011
Cash and cash equivalents, end of period	$25,316	$42,890	$41,272	$64,326

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements

1.	Organization and Purpose

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

As of September 30, 2021, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into two separate Classes—Class 2 and Class 3. The Trust, with respect to the Frontier Select Fund, Frontier Global Fund and Frontier Heritage Fund separates Units into a maximum of three separate Classes- Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Balanced Fund separates Units into a maximum of five separate Classes—Class 1, Class 1AP, Class 2, Class 2A and Class 3A. The Trust, with respect to the Frontier Long/Short Commodity Fund separates Units into a maximum of five separate Classes—Class 1A, Class 2A, Class 2, Class 3A and Class 3. Frontier Masters Fund Class 1 was closed as of April 1, 2021, and Frontier Diversified Fund Class 1 was closed as of July 21, 2021.

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

Interest Income— U.S. Treasury Securities are pooled for purposes of maximizing returns on these assets to investors of all Series. Interest income from pooled cash management assets is recognized on the accrual basis and allocated daily to each Series based upon its daily proportion of ownership of the pool. Aggregate interest income from all sources, including U.S. Treasury securities and assets held at a futures commission merchant (“FCM”), of up to two percentage points of the aggregate percentage yield (annualized) of net asset value less any fair market value related to swaps, is paid to the Managing Owner by the Frontier Balanced Fund (Class 1, and Class 2 only), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Select Fund, Frontier Global Fund and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a and Class 3a), Frontier Masters Fund and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 100% of the interest is retained by the respective Series. All interest not paid to the Managing Owner is interest income to the Series and shown net on the statement of operations. The amount reflected in the financial statements of the Series are disclosed on a net basis. Due to some classes not exceeding the 2% paid to the Managing Owner, amounts earned by those Series may be zero.

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

Receivable From Futures Commission Merchants—The Series of the Trust deposit assets with an FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust, with respect to the Series, earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of September 30, 2021 and December 31, 2020 included restricted cash for margin requirements of $791,090 and $321,638 respectively, for the Frontier Balanced Fund.

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

Purchase and Sales of Private Investment Companies – The Series are able to subscribe into and redeem from the Galaxy Plus entities on a weekly basis. The value of the private investment companies is determined by the Sponsor and reported on a daily basis. The change in value is calculated as the difference between the total purchase cost and the fair value calculated by the Sponsor and is recorded as net unrealized gain/(loss) on private investment companies on the statements of operations.

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

Investments and Swaps—The Trust, with respect to the Series, records investment transactions on a trade date basis and at fair value, with changes in fair value reported as a component of realized and unrealized gains/(losses) on investments in the statements of operations. Investments in private investment companies are valued utilizing the net asset values as a practical expedient. Certain Series of the Trust can strategically invest a portion or all of their assets in total return swaps, selected at the discretion of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more underlying investment products or indices. In a typical swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. The valuation of swap contracts requires significant estimates. Swap contracts are reported at fair value based upon daily reports from the counterparty. The Managing Owner reviews, compares and approves current day pricing of the commodity trading advisor (“CTA”) positions, as received from the counterparty which includes intra-day volatility and volume and daily index performance, that is used to determine a daily fair value NAV for the swap contracts. For the quarter ended September 30, 2021, the Trust did not have any total return swap investments.

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

Each Series is charged service fees as outlined above. In some cases, amounts paid to selling agents might be less than the amount charged to the Series. When this occurs, the service fee is rebated back to the investor in the form of additional units. During 2018, 2019 and 2020 the Series were not allowed to issue additional units. The Managing Owner has determined that the purchase of additional units of the relevant Series will commence in 2021 when the Series are allowed to sell shares again. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $22,650, $393, $31,725, $363,825, $20,766, $157,782 and $68,076 for the Frontier Diversified, Long/Short Commodity, Masters, Balanced, Select, Global and Heritage Funds, respectively, as of September 30, 2021.

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

Swap contracts are reported at fair value.  Valuation reports are generated and disseminated daily from the swap counterparty to the third-party administrator.  The fair value is applied by the third-party administrator to calculate the daily performance.  The Managing Owner reviews the third-party administrator performance reports and any noticeable exceptions are investigated.  Unexplained exceptions are escalated to the Managing Owner’s Valuation Committee for further evaluation and resolution.  Swap contracts are reported at fair value using Level 3 inputs. For the quarter ended September 30, 2021, the Trust did not have any total return swap investments.

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

The following table summarizes investment in each Series measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value.

September 30, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$30,579	$-	$-	$30,579
U.S. Treasury Securities	33,471	-	-	33,471
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	16,239	-	-	16,239
U.S. Treasury Securities	17,774	-	-	17,774
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	21,311	-	-	21,311
U.S. Treasury Securities	23,326	-	-	23,326
Frontier Balanced Fund
Open Trade Equity (Deficit)	84,329	-	-	84,329
Frontier Select Fund		-
Investment in Unconsolidated Trading Companies	15,601	-	-	15,601
U.S. Treasury Securities	17,077	-	-	17,077
Frontier Global Fund		-
Investment in Unconsolidated Trading Companies	18,148	-	-	18,148
U.S. Treasury Securities	19,864	-	-	19,864
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	29,586	-	-	29,586
U.S. Treasury Securities	32,384	-	-	32,384

December 31, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$16,669	$-	$-	$16,669
U.S. Treasury Securities	427,393	-	-	427,393
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	907	-	-	907
U.S. Treasury Securities	23,245	-	-	23,245
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	17,736	-	-	17,736
U.S. Treasury Securities	454,738	-	-	454,738
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	49,755	-	-	49,755
Open Trade Equity (Deficit)	100,440	-	-	100,440
U.S. Treasury Securities	1,275,641	-	-	1,275,641
Frontier Global Fund
Investment in Unconsolidated Trading Companies	1,083	-	-	1,083
U.S. Treasury Securities	27,742	-	-	27,742
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	2,880	-	-	2,880
U.S. Treasury Securities	73,847	-	-	73,847

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

The Series of the Trust assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Series’ accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the nine months ended September 30, 2021, the Trust did not transfer any assets between Levels 1, 2 or 3.

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

The following table summarizes each of the Series’ investments in unconsolidated Trading Companies as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021		As of December 31, 2020
	Percentage of		Percentage of
	Series Total		Series Total
	Capital Invested in		Capital Invested in
Series	Unconsolidated Trading Companies	Fair Value	Unconsolidated Trading Companies	Fair Value
Frontier Diversified Series —
Frontier Trading Company XXXVIII	0.97%	$30,579	0.40%	$16,669
Frontier Masters Fund ---
Frontier Trading Company XXXVIII	2.02%	$16,239	0.09%	$907
Frontier Long/Short Commodity Fund ---
Frontier Trading Company XXXVIII	1.51%	$21,311	1.35%	$17,736
Frontier Balanced Fund ---
Frontier Trading Company XXXVIII	0.00%	$-	0.41%	$49,755
Frontier Select Fund ---
Frontier Trading Companies XXXVIII	0.98%	$15,601	0.00%	$-
Frontier Global Fund ---
Frontier Trading Company XXXVIII	0.67%	$18,148	0.04%	$1,083
Frontier Heritage Fund ---
Frontier Trading Company XXXVIII	1.14%	$29,586	0.12%	$2,880

The following tables summarize each of the Series’ equity in earnings from unconsolidated Trading Companies and private investment companies for the three and nine months ended September 30, 2021 and September 30, 2020.

Three months ended September 30, 2021 and 2020

	Three Months Ended September, 2021				Three Months Ended September, 2020
			Change in				Change in
	Trading	Realized	Unrealized	Net Income	Trading	Realized	Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)

Frontier Balanced Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(7,892)	$(7,892)	$-	$-	$371	$371
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(1,527)	17,408	55,124	71,005	(1,694)	(175,943)	(21,260)	(198,897)
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	-	-	-	-	-	-	105	105
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	-	-	-	-	-	-	(5,782)	(5,782)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(5,970)	169,823	(627,689)	(463,836)	(4,862)	(3,470)	(33,133)	(41,465)
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	-	-	-	-	-	(21,170)	(21,170)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(3,803)	(30,844)	222,902	188,255	(709)	(231,484)	107,025	(125,168)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(4,627)	4,082	(85,162)	(85,707)	(3,539)	(27,771)	22,238	(9,072)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(13,098)	183,530	(9,760)	160,672	(10,562)	101,830	(36,659)	54,609
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	(1,703)	(20,009)	22,204	492	(1,279)	(396,950)	(62,845)	(461,074)
Total	$(30,728)	$323,990	$(430,273)	$(137,011)	$(22,645)	$(733,788)	$(51,110)	$(807,543)

Frontier Global Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$829	$829	$-	$-	$(2,540)	$(2,540)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(2,503)	28,130	73,429	99,056	(3,236)	(317,392)	(114,867)	(435,495)
Total	$(2,503)	$28,130	$74,258	$99,885	$(3,236)	$(317,392)	$(117,407)	$(438,035)

Frontier Select Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(69)	$(69)	$-	$-	$(1,518)	$(1,518)
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	-	-	-	-	-	-	(587)	(587)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(4,877)	67,663	(7,516)	55,270	(3,352)	33,407	(19,556)	10,499
Galaxy Plus Fund - TT Feeder Fund (531) LLC	-	-	-	-	-	-	(2,763)	(2,763)
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	(686)	(8,299)	7,373	(1,612)	-	-	(205,413)	(205,413)
Total	$(5,563)	$59,364	$(212)	$53,589	$(3,352)	$33,407	$(229,837)	$(199,782)

Frontier Heritage Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$981	$981	$-	$-	$1,742	$1,742
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(1,439)	16,356	41,181	56,098	(1,524)	(149,796)	275,381	124,061
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(4,691)	66,486	(7,146)	54,649	(3,338)	34,047	(22,669)	8,040
Total	$(6,130)	$82,842	$35,016	$111,728	$(4,862)	$(115,749)	$254,454	$133,843

Frontier Long/Short Commodity Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(7)	$(7)	$-	$-	$(2,028)	$(2,028)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	-	-	-	-	-	-	(882)	(882)
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(120)	26,360	(23,799)	2,441	(306)	40,222	(55,994)	(16,078)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(2,730)	38,119	(5,606)	29,783	(1,198)	12,151	(9,162)	1,791
Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC)	(3,298)	86,851	(96,446)	(12,893)	-	-	-	-
Total	$(6,148)	$151,330	$(125,858)	$19,324	$(1,504)	$52,373	$(68,066)	$(17,197)

Frontier Diversified Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(449)	$(449)	$-	$-	$(426)	$(426)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(640)	7,312	23,964	30,636	(1,068)	(107,528)	(19,659)	(128,255)
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	-	-	-	-	-	-	182	182
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	-	-	-	-	-	-	(3,544)	(3,544)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(2,513)	71,506	(271,402)	(202,409)	(2,034)	(1,729)	(18,808)	(22,571)
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	-	-	-	-	-	(9,084)	(9,084)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(870)	(6,983)	50,260	42,407	(271)	(4,480)	(47,525)	(52,276)
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	-	-	-	-	-	-	-	-
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(2,008)	1,764	(37,507)	(37,751)	(2,406)	(18,673)	13,323	(7,756)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(2,389)	33,745	(2,180)	29,176	(3,320)	40,922	(22,756)	14,846
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	(379)	(4,507)	4,402	(484)	(639)	(198,372)	(32,551)	(231,562)
Total	$(8,799)	$102,837	$(232,912)	$(138,874)	$(9,738)	$(289,860)	$(140,848)	$(440,446)

Frontier Masters Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(50)	$(50)	$-	$-	$(1,279)	$(1,279)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(296)	3,396	11,798	14,898	(608)	(62,539)	(9,877)	(73,024)
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	-	-	-	-	-	-	(147)	(147)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	-	-	-	-	-	-	(1,242)	(1,242)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(1,258)	17,769	(1,385)	15,126	(1,164)	13,859	(11,510)	1,185
Galaxy Plus Fund - TT Feeder Fund (531) LLC	-	-	-	-	-	-	(1,002)	(1,002)
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	(208)	(2,486)	2,113	(581)	(365)	(113,226)	(22,157)	(135,748)
Total	$(1,762)	$18,679	$12,476	$29,393	$(2,137)	$(161,906)	$(47,214)	$(211,257)

Nine months ended September 30, 2021 and 2020

	Nine Months Ended September, 2021				Nine Months Ended September, 2020
			Change in				Change in
	Trading	Realized	Unrealized	Net Income	Trading	Realized	Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)

Frontier Balanced Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(36,142)	$(36,142)	$-	$-	$(9,094)	$(9,094)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(4,108)	173,578	114,603	284,073	(6,794)	(163,459)	(16,563)	(186,816)
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	-	(433)	-	(433)	(2,152)	(55,735)	25,629	(32,258)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	-	252	-	252	(6,408)	(718,397)	75,749	(649,056)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(19,136)	464,263	(786,970)	(341,843)	(20,836)	(327,914)	156,749	(192,001)
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	(1,910)	-	(1,910)	(502)	(232,245)	(42,835)	(275,582)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(9,204)	(233,955)	56,175	(186,984)	(9,264)	(899,303)	157,923	(750,644)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(13,536)	121,430	(7,184)	100,710	(5,240)	28,824	(6,624)	16,960
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(39,426)	996,949	146,910	1,104,433	(23,203)	698,761	(196,095)	479,463
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	(3,787)	(448,411)	368,448	(83,750)	(1,279)	(396,950)	(62,845)	(461,074)
Total	$(89,197)	$1,071,763	$(144,160)	$838,406	$(75,678)	$(2,066,418)	$81,994	$(2,060,102)

Frontier Global Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$13,159	$13,159	$-	$-	$(2,994)	$(2,994)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(6,827)	293,622	80,258	367,053	(11,634)	(316,235)	(194,046)	(521,915)
Total	$(6,827)	$293,622	$93,417	$380,212	$(11,634)	$(316,235)	$(197,040)	$(524,909)

Frontier Select Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$6,956	$6,956	$-	$-	$(8,190)	$(8,190)
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	-	387	-	387	-	-	(2,203)	(2,203)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(13,325)	321,795	38,851	347,321	(7,477)	228,470	(72,058)	148,935
Galaxy Plus Fund - TT Feeder Fund (531) LLC	-	864	-	864	(5,392)	(237,723)	(35,753)	(278,868)
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	(1,599)	(198,484)	149,525	(50,558)	-	-	(205,413)	(205,413)
Total	$(14,924)	$124,562	$195,332	$304,970	$(12,869)	$(9,253)	$(323,617)	$(345,739)

Frontier Heritage Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$11,448	$11,448	$-	$-	$(1,582)	$(1,582)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(3,865)	161,521	26,673	184,329	(4,298)	(151,155)	238,686	83,233
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(12,655)	302,134	31,369	320,848	(7,216)	215,524	(85,350)	122,958
Total	$(16,520)	$463,655	$69,490	$516,625	$(11,514)	$64,369	$151,754	$204,609

Frontier Long/Short Commodity Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$9,914	$9,914	$-	$-	$(5,104)	$(5,104)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	-	36	-	36	(938)	(103,100)	7,770	(96,268)
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(543)	152,407	(126,776)	25,088	(978)	(76,740)	(71,464)	(149,182)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(7,233)	173,929	14,090	180,786	(2,824)	88,947	(28,627)	57,496
Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC)	(7,807)	107,810	(88,398)	11,605	-	-	-	-
Total	$(15,583)	$434,182	$(191,170)	$227,429	$(4,740)	$(90,893)	$(97,425)	$(193,058)

Frontier Diversified Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$2,039	$2,039	$-	$-	$2,597	$2,597
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(2,057)	83,740	55,185	136,868	(4,438)	(76,179)	(9,500)	(90,117)
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	-	(245)	-	(245)	(1,348)	(39,612)	17,858	(23,102)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	-	157	-	157	(4,119)	(463,144)	50,394	(416,869)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(8,665)	136,292	(259,205)	(131,578)	(13,164)	(203,387)	60,454	(156,097)
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	(1,166)	-	(1,166)	(309)	(144,282)	(21,773)	(166,364)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(2,224)	(57,849)	6,460	(53,613)	(4,112)	(248,715)	(1,085)	(253,912)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(7,103)	62,491	48,289	103,677	(3,920)	35,081	(6,574)	24,587
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(6,964)	172,937	30,463	196,436	(10,591)	416,995	(40,991)	365,413
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	(858)	(104,890)	85,736	(20,012)	(639)	(198,372)	(32,551)	(231,562)
Total	$(27,871)	$291,467	$(31,033)	$232,563	$(42,640)	$(921,615)	$18,829	$(945,426)

Frontier Masters Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$9,882	$9,882	$-	$-	$(3,554)	$(3,554)
Galaxy Plus Fund - Chesapeake Feeder Fund (518) LLC	-	-	-	-	-	-	-	-
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(1,068)	39,319	11,837	50,088	(2,657)	(64,127)	(37,949)	(104,733)
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	-	(58)	-	(58)	-	-	(59)	(59)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	-	52	-	52	(1,540)	(190,409)	30,438	(161,511)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(3,592)	91,267	10,976	98,651	(3,172)	109,775	(20,607)	85,996
Galaxy Plus Fund - TT Feeder Fund (531) LLC	-	520	-	520	(1,851)	(84,259)	(11,424)	(97,534)
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	(536)	(72,777)	50,005	(23,308)	(365)	(113,226)	(22,157)	(135,748)
Total	$(5,196)	$58,323	$82,700	$135,827	$(9,585)	$(342,246)	$(65,312)	$(417,143)

The Series’ investments in private investment companies as of September 30, 2021 have certain redemption and liquidity restrictions which are described in the following table:

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

As of the date of this report, for a Series that was invested in a swap, a Trading Advisor did not receive any management fees directly from the Series for such swap, and instead the relevant Trading Advisor received compensation via the fees embedded in the swap. For the year ended December 31, 2020, the management fee embedded in (i) swaps owned by Frontier Diversified Fund was 1.00% per annum, (ii) swaps owned by Frontier Balanced Fund was 1.00% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 1.50% per annum, (iv) swaps owned by Frontier Select Fund was 1.00% per annum, and (v) swaps owned by Frontier Heritage Fund was 1.00% per annum, and the Managing Owner waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded management fee was accrued on the relevant notional amount of the swap.

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

Incentive Fees— Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated in the Trading Companies by such Series, monthly or quarterly. In addition, the Managing Owner receives a quarterly incentive fee of a certain percentage of new net trading profits generated in the Galaxy Plus entities that have been allocated to the Series. The incentive fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. Because the Frontier Diversified Fund, Frontier Masters Fund, Frontier Balanced Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Long/Short Commodity Fund may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Frontier Balanced Fund and the Frontier Diversified Fund and 20% for the Frontier Global Fund, Frontier Heritage Fund, Frontier Select Fund, Frontier Long/Short Commodity Fund and Frontier Masters Fund. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series. For the year ended of this report, for a Series that was invested in a swap, the Managing Owner or Trading Advisor(s) did not receive any incentive fees directly from the Series for such swap, and instead the relevant Trading Advisor received compensation via the fees embedded in the swap. For the year ended December 31, 2020, the range of incentive fees as a percentage of net new trading profits on swaps embedded in (i) swaps owned by Frontier Diversified Fund was 20-25% per annum, (ii) swaps owned by Frontier Balanced Fund was 20-25% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 25% per annum, and (iv) swaps owned by Frontier Heritage Fund was 15% per annum, and the Managing Owner has waived the entire incentive fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded incentive fee was accrued based on the net new trading profits of the swap.

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

The Managing Owner has determined that the purchase of additional units of the relevant series will commence in 2021. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $22,650, $393, $31,725, $363,825, $20,766, $157,782 and $68,076 for the Frontier Diversified, Long/Short Commodity, Masters, Balanced, Select, Global and Heritage Funds, respectively, as of September 30, 2021.

The following table summarizes fees earned by the Managing Owner for the three and nine months ended September 30, 2021 and September 30, 2020, respectively.

Three Months Ended September 30, 2021	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	$-	$310	$29,513
Frontier Masters Fund	-	-	135	12,339
Frontier Long/Short Commodity Fund	-	-	58	10,055
Frontier Balanced Fund	54,924	4,764	62,976	108,142
Frontier Select Fund	-	-	11,949	12,176
Frontier Global Fund	-	-	17,993	34,334
Frontier Heritage Fund	-	-	16,886	25,399

Three Months Ended September 30, 2020	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	$-	$2,062	$50,536
Frontier Masters Fund	-	-	407	21,879
Frontier Long/Short Commodity Fund	-	-	108	7,777
Frontier Balanced Fund	-	5,029	73,754	127,677
Frontier Select Fund	-	-	13,025	10,391
Frontier Global Fund	-	-	22,977	42,481
Frontier Heritage Fund	-	-	15,845	25,094

Nine Months Ended September 30, 2021	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	$-	$1,860	$97,487
Frontier Masters Fund	-	-	492	40,507
Frontier Long/Short Commodity Fund	-	-	170	28,870
Frontier Balanced Fund	104,764	13,978	195,972	332,131
Frontier Select Fund	-	-	35,191	35,541
Frontier Global Fund	-	-	58,383	106,684
Frontier Heritage Fund	-	-	50,788	75,071

Nine Months Ended September 30, 2020	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	$-	$12,712	$208,221
Frontier Masters Fund	-	-	1,501	83,524
Frontier Long/Short Commodity Fund	-	-	330	25,089
Frontier Balanced Fund	-	14,753	284,736	465,170
Frontier Select Fund	-	-	51,117	42,791
Frontier Global Fund	-	-	81,204	150,154
Frontier Heritage Fund	-	-	51,802	83,036

The following table summarizes fees payable to the Managing Owner as of September 30, 2021 and December 31, 2020.

As of September 30, 2021	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$-	$-	$-	$85	$9,894
Frontier Masters Fund	-	-	-	44	4,220
Frontier Long/Short Commodity Fund	-	-	37	19	3,295
Frontier Balanced Fund	54,924	1,610	1,063	18,384	35,169
Frontier Select Fund	-	-	249	3,698	4,003
Frontier Global Fund	-	-	261	5,525	10,585
Frontier Heritage Fund	-	-	368	5,050	8,117

As of December 31, 2020	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$-	$-	$-	$385	$12,576
Frontier Masters Fund	-	-	-	70	5,460
Frontier Long/Short Commodity Fund	-	-	87	18	2,281
Frontier Balanced Fund	-	8,854	1,376	21,381	37,894
Frontier Select Fund	-	-	179	3,709	3,933
Frontier Global Fund	-	-	326	6,348	11,849
Frontier Heritage Fund	-	-	139	4,794	7,705

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

Frontier Masters Fund Class 1 was closed as of April 1, 2021 and Frontier Diversified Fund Class 1 was closed as of July 21, 2021. All swaps were sold as of December 31, 2020.

The following table outlines the interest paid by each series to the Managing owner and its ratio to average net assets for the three and nine months ended September 30, 2021 and 2020.

Three Months Ended	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Ratio to Average Net Assets	Ratio to Average Net Assets

Frontier Long/Short Commodity Fund Class 2	4	6	0.01%	0.02%
Frontier Long/Short Commodity Fund Class 3	111	158	0.01%	0.02%
Frontier Balanced Fund Class 1	3,661	1,019	0.04%	0.01%
Frontier Balanced Fund Class 1AP	48	16	0.05%	0.01%
Frontier Balanced Fund Class 2	738	215	0.04%	0.01%
Frontier Balanced Fund Class 2a	7	2	0.01%	0.00%
Frontier Balanced Fund Class 3a	45	11	0.01%	0.00%
Frontier Select Fund Class 1	640	1,349	0.04%	0.08%
Frontier Select Fund Class 1AP	4	8	0.04%	0.08%
Frontier Select Fund Class 2	32	54	0.04%	0.08%
Frontier Global Fund Class 1	388	901	0.02%	0.03%
Frontier Global Fund Class 1AP	-	9	0.00%	0.03%
Frontier Global Fund Class 2	31	57	0.02%	0.03%
Frontier Heritage Fund Class 1	660	1,151	0.03%	0.05%
Frontier Heritage Fund Class 1AP	2	4	0.02%	0.05%
Frontier Heritage Fund Class 2	69	235	0.03%	0.06%
Total	$6,440	$5,195

Nine months ended	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Ratio to Average Net Assets	Ratio to Average Net Assets

Frontier Long/Short Commodity Fund Class 2	18	14	0.05%	0.04%
Frontier Long/Short Commodity Fund Class 3	518	354	0.05%	0.04%
Frontier Balanced Fund Class 1	7,208	5,419	0.08%	0.04%
Frontier Balanced Fund Class 1AP	96	79	0.09%	0.04%
Frontier Balanced Fund Class 2	1,456	1,074	0.08%	0.04%
Frontier Balanced Fund Class 2a	14	12	0.02%	0.01%
Frontier Balanced Fund Class 3a	87	58	0.02%	0.01%
Frontier Select Fund Class 1	2,208	3,081	0.14%	0.14%
Frontier Select Fund Class 1AP	15	15	0.14%	0.14%
Frontier Select Fund Class 2	104	112	0.14%	0.14%
Frontier Global Fund Class 1	2,492	2,649	0.10%	0.07%
Frontier Global Fund Class 1AP	-	24	0.00%	0.07%
Frontier Global Fund Class 2	183	208	0.09%	0.07%
Frontier Heritage Fund Class 1	2,708	2,800	0.12%	0.12%
Frontier Heritage Fund Class 1AP	10	11	0.12%	0.12%
Frontier Heritage Fund Class 2	277	623	0.12%	0.12%
Total	$17,394	$16,533

7. Financial Highlights

The following information presents the financial highlights of the Series, for the three and nine months ended September 30, 2021 and 2020. This data has been derived from the information presented in the financial statements.

For the three months ended September 30, 2021

	Frontier Diversified Fund			Frontier Masters Fund				Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1		Class 2	Class 3	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, June 30, 2021	$77.68	$95.90	$89.95	$-		$73.52	$69.23	$98.49	$63.74	$103.32	$67.36
Net operating results:
Interest income	0.03	0.03	0.03	-		0.05	0.05	0.04	0.03	0.05	0.03
Expenses	(1.30)	(0.87)	(0.81)	-		(1.10)	(1.09)	(0.71)	(0.46)	(0.74)	(0.49)
Net gain/(loss) on investments, net of non-controlling interests	(76.41)	(4.08)	(3.77)	-	*	2.63	2.57	1.27	1.04	1.33	1.14
Net income/(loss)	(77.68)	(4.91)	(4.56)	-	*	1.58	1.53	0.60	0.61	0.63	0.68
Net asset value, September 30, 2021	$-	$90.99	$85.39	$-	*	$75.10	$70.76	$99.09	$64.35	$103.95	$68.04

Ratios to average net assets
Net investment income/(loss)	-6.53%	-3.45%	-3.45%	0.00%		-5.88%	-5.88%	-2.67%	-2.67%	-2.67%	-2.67%
Expenses before incentive fees (3)(4)	6.67%	3.60%	3.60%	0.00%		6.17%	6.17%	2.85%	2.85%	2.85%	2.85%
Expenses after incentive fees (3)(4)	6.67%	3.60%	3.60%	0.00%		6.17%	6.17%	2.85%	2.85%	2.85%	2.85%
Total return before incentive fees (2)	-1.71%*	-5.12%	-5.07%	0.00	%*	2.15%	2.21%	0.61%	0.96%	0.61%	1.01%
Total return after incentive fees (2)	-1.71%*	-5.12%	-5.07%	0.00	%*	2.15%	2.21%	0.61%	0.96%	0.61%	1.01%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2021	$85.86	$105.55	$142.34	$123.47	$123.05	$66.17	$81.44	$108.07
Net operating results:
Interest income	0.00	0.00	0.02	0.00	0.00	0.00	0.00	0.00
Expenses	(2.03)	(1.70)	(46.17)	(1.99)	(1.98)	(1.03)	(0.62)	(0.83)
Net gain/(loss) on investments, net of non-controlling interests	0.79	0.96	45.15	1.17	1.16	2.18	2.66	3.52
Net income/(loss)	(1.24)	(0.73)	(1.00)	(0.82)	(0.82)	1.15	2.03	2.70
Net asset value, September 30, 2021	$84.62	$104.82	$141.34	$122.65	$122.23	$67.32	$83.47	$110.77

Ratios to average net assets
Net investment income/(loss)	-7.75%	-4.75%	-4.75%	-4.75%	-4.75%	-5.89%	-2.89%	-2.89%
Expenses before incentive fees (3)(4)	7.24%	4.24%	4.24%	4.24%	4.24%	5.89%	2.89%	2.89%
Expenses after incentive fees (3)(4)	7.75%	4.75%	4.75%	4.75%	4.75%	5.89%	2.89%	2.89%
Total return before incentive fees (2)	-0.93%	-0.18%	-0.19%	-0.15%	-0.15%	1.73%	2.49%	2.49%
Total return after incentive fees (2)	-1.45%	-0.70%	-0.70%	-0.66%	-0.67%	1.73%	2.49%	2.49%

Incentive fee per share	0.45	0.55	14.98	0.64	0.64	-	-	-
Incentive Fee to ANA	0.51%	0.51%	0.51%	0.51%	0.51%	0.00%	0.00%	0.00%

	Frontier Global Fund		Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2021	$117.28	$179.85	$109.26	$134.44	$179.93
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00
Expenses	(2.33)	(2.29)	(1.90)	(1.45)	(1.81)
Net gain/(loss) on investments, net of non-controlling interests	4.61	7.19	4.84	6.12	8.04
Net income/(loss)	2.28	4.90	2.94	4.66	6.24
Net asset value, September 30, 2021	$119.56	$184.75	$112.20	$139.10	$186.17

Ratios to average net assets
Net investment income/(loss)	-8.28%	-5.29%	-7.05%	-4.06%	-4.06%
Expenses before incentive fees (3)(4)	8.28%	5.29%	7.05%	4.06%	4.06%
Expenses after incentive fees (3)(4)	8.28%	5.29%	7.05%	4.06%	4.06%
Total return before incentive fees (2)	1.95%	2.72%	2.69%	3.47%	3.47%
Total return after incentive fees (2)	1.95%	2.72%	2.69%	3.47%	3.47%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees are included in the total return.

*	Class 1 of Frontier Master Fund was closed as of April 1, 2021 and Frontier Diversified Fund Class 1 was closed as of July 21, 2021.

For the three months ended September 30, 2020

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 1a		Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, June 30, 2020	$74.09	$89.88	$84.09	$61.92	$75.13	$70.56	$44.58		$83.27	$53.49	$87.35	$56.38
Net operating results:
Interest income	0.01	0.02	0.02	0.03	0.04	0.04	0.03		0.06	0.04	0.06	0.04
Expenses	(1.46)	(0.76)	(0.71)	(3.18)	(1.05)	(1.00)	(0.69)		(0.50)	(0.32)	(0.52)	(0.34)
Net gain/(loss) on investments, net of non-controlling interests	(6.17)	(8.14)	(7.57)	(6.62)	(10.57)	(9.87)	(43.93	)*	(1.42)	(0.82)	(1.49)	0.82
Net income/(loss)	(7.61)	(8.88)	(8.26)	(9.77)	(11.58)	(10.83)	(44.58	)*	(1.86)	(1.11)	(1.95)	(1.12)
Net asset value, September 30, 2020	$66.48	$81.00	$75.83	$52.15	$63.55	$59.73	$-	*	$81.41	$52.39	$85.40	$55.27

Ratios to average net assets
Net investment income/(loss)	-8.16%	-3.45%	-3.45%	-21.78%	-5.83%	-5.83%	-6.06%		-2.17%	-2.17%	-2.17%	-2.17%
Expenses before incentive fees (3)(4)	8.24%	3.53%	3.53%	22.02%	6.06%	6.06%	6.34%		2.45%	2.45%	2.45%	2.45%
Expenses after incentive fees (3)(4)	8.24%	3.53%	3.53%	22.02%	6.06%	6.06%	6.34%		2.45%	2.45%	2.45%	2.45%
Total return before incentive fees (2)	-10.28%	-9.88%	-9.83%	-15.78%	-15.41%	-15.35%	-2.46	%*	-2.23%	-2.07%	-2.23%	-1.98%
Total return after incentive fees (2)	-10.28%	-9.88%	-9.83%	-15.78%	-15.41%	-15.35%	-2.46	%*	-2.23%	-2.07%	-2.23%	-1.98%

Incentive fee per share	-	-	-	-	-	-	-		-	-	-	-
Incentive Fee to ANA	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%		0.00%	0.00%	0.00%	0.00%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2020	$78.59	$93.76	$126.44	$109.61	$109.24	$61.04	$72.91	$96.75
Net operating results:
Interest income	0.00	0.00	0.01	0.00	0.00	0.00	0.00	0.00
Expenses	(1.39)	(0.97)	(20.94)	(1.13)	(1.13)	(0.78)	(0.41)	(0.54)
Net gain/(loss) on investments, net of non-controlling interests	(5.38)	(6.46)	10.92	(7.58)	(7.51)	(6.91)	(8.30)	(11.01)
Net income/(loss)	(6.77)	(7.42)	(10.02)	(8.71)	(8.64)	(7.69)	(8.70)	(11.55)
Net asset value, September 30, 2020	$71.82	$86.34	$116.42	$100.90	$100.60	$53.35	$64.20	$85.20

Ratios to average net assets
Net investment income/(loss)	-7.30%	-4.27%	-4.27%	-4.27%	-4.27%	-5.35%	-2.32%	-2.32%
Expenses before incentive fees (3)(4)	7.31%	4.27%	4.27%	4.27%	4.27%	5.35%	2.32%	2.32%
Expenses after incentive fees (3)(4)	7.31%	4.27%	4.27%	4.27%	4.27%	5.35%	2.32%	2.32%
Total return before incentive fees (2)	-8.61%	-7.92%	-7.92%	-7.95%	-7.91%	-12.60%	-11.93%	-11.93%
Total return after incentive fees (2)	-8.61%	-7.92%	-7.92%	-7.95%	-7.91%	-12.60%	-11.93%	-11.93%

Incentive fee per share	-	-	-	-	-	-	-	-
Incentive Fee to ANA	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

	Frontier Global Fund			Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2020	$121.68	$145.35	$181.09	$96.51	$115.25	$154.24
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(2.33)	(1.77)	(2.20)	(1.62)	(1.10)	(1.49)
Net gain/(loss) on investments, net of non-controlling interests	(15.17)	(18.19)	(22.67)	(8.01)	(9.62)	(12.85)
Net income/(loss)	(17.50)	(19.96)	(24.87)	(9.63)	(10.72)	(14.34)
Net asset value, September 30, 2020	$104.18	$125.39	$156.22	$86.88	$104.53	$139.90

Ratios to average net assets
Net investment income/(loss)	-8.26%	-5.23%	-5.23%	-7.04%	-4.01%	-4.01%
Expenses before incentive fees (3)(4)	8.26%	5.23%	5.23%	7.04%	4.01%	4.01%
Expenses after incentive fees (3)(4)	8.26%	5.23%	5.23%	7.04%	4.01%	4.01%
Total return before incentive fees (2)	-14.38%	-13.73%	-13.74%	-9.98%	-9.30%	-9.29%
Total return after incentive fees (2)	-14.38%	-13.73%	-13.74%	-9.98%	-9.30%	-9.29%

Incentive fee per share	-	-	-	-	-	-
Incentive Fee to ANA	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

(4)

Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees are included in the total return.

*	Class 1a of Frontier Long/Short Commodity Fund was liquidated as of September 30, 2020.

For the nine months ended September 30, 2021

	Frontier Diversified Fund				Frontier Masters Fund				Frontier Long/Short Commodity Fund
	Class 1		Class 2	Class 3	Class 1		Class 2	Class 3	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2020	$72.68		$88.95	$83.33	$55.18		$67.54	$63.52	$85.99	$55.29	$90.21	$58.37
Net operating results:
Interest income	0.06		0.07	0.07	0.15		0.20	0.19	0.20	0.13	0.21	0.14
Expenses	(3.52)		(2.49)	(2.39)	(5.34)		(3.37)	(3.16)	(2.03)	(1.28)	(2.10)	(1.36)
Net gain/(loss) on investments, net of non-controlling interests	(69.21	)*	4.46	4.38	(49.99	)*	10.73	10.21	14.92	10.22	15.63	10.89
Net income/(loss)	(72.68	)*	2.04	2.06	(55.18	)*	7.56	7.24	13.10	9.06	13.74	9.67
Net asset value, September 30, 2021	$-	*	$90.99	$85.39	$-	*	$75.10	$70.76	$99.09	$64.35	$103.95	$68.04

Ratios to average net assets
Net investment income/(loss)	-8.89%		-5.12%	-5.12%	-18.61%		-8.50%	-8.50%	-3.80%	-3.80%	-3.80%	-3.80%
Expenses before incentive fees (3)(4)	9.04%		5.27%	5.27%	19.14%		9.03%	9.03%	4.22%	4.22%	4.22%	4.22%
Expenses after incentive fees (3)(4)	9.04%		5.27%	5.27%	19.14%		9.03%	9.03%	4.22%	4.22%	4.22%	4.22%
Total return before incentive fees (2)	5.06	%*	2.29%	2.48%	4.59	%*	11.19%	11.39%	15.24%	16.39%	15.23%	16.57%
Total return after incentive fees (2)	5.06	%*	2.29%	2.48%	4.59	%*	11.19%	11.39%	15.24%	16.39%	15.23%	16.57%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2020	$79.93	$96.81	$130.54	$113.20	$112.81	$58.55	$70.99	$94.20
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(5.36)	(4.24)	(5.68)	(5.25)	(4.83)	(2.85)	(1.67)	(2.22)
Net gain/(loss) on investments, net of non-controlling interests	10.04	12.24	16.48	14.69	14.25	11.62	14.15	18.78
Net income/(loss)	4.69	8.01	10.80	9.45	9.42	8.77	12.48	16.57
Net asset value, September 30, 2021	$84.62	$104.82	$141.34	$122.65	$122.23	$67.32	$83.47	$110.77

Ratios to average net assets
Net investment income/(loss)	-11.56%	-7.12%	-7.12%	-7.12%	-7.12%	-8.94%	-4.38%	-4.38%
Expenses before incentive fees (3)(4)	10.65%	6.21%	6.21%	6.21%	6.21%	8.94%	4.38%	4.38%
Expenses after incentive fees (3)(4)	11.57%	7.13%	7.13%	7.13%	7.13%	8.94%	4.38%	4.38%
Total return before incentive fees (2)	6.78%	9.19%	9.19%	9.27%	9.27%	14.97%	17.58%	17.59%
Total return after incentive fees (2)	5.87%	8.27%	8.28%	8.35%	8.35%	14.97%	17.58%	17.59%

Incentive fee per share	0.79	0.98	1.31	1.21	1.11	-	-	-
Incentive Fee to ANA	0.92%	0.92%	0.92%	0.92%	0.92%	0.00%	0.00%	0.00%

	Frontier Global Fund		Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2020	$110.90	$167.56	$96.10	$116.50	$155.92
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00
Expenses	(6.99)	(6.57)	(5.57)	(3.91)	(5.18)
Net gain/(loss) on investments, net of non-controlling interests	15.65	23.76	21.67	26.52	35.42
Net income/(loss)	8.66	17.19	16.10	22.60	30.25
Net asset value, September 30, 2021	$119.56	$184.75	$112.20	$139.10	$186.17
Ratios to average net assets
Net investment income/(loss)	-11.77%	-7.42%	-10.56%	-6.04%	-6.04%
Expenses before incentive fees (3)(4)	11.77%	7.42%	10.56%	6.04%	6.04%
Expenses after incentive fees (3)(4)	11.77%	7.42%	10.56%	6.04%	6.04%
Total return before incentive fees (2)	7.81%	10.26%	16.75%	19.40%	19.40%
Total return after incentive fees (2)	7.81%	10.26%	16.75%	19.40%	19.40%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees are included in the total return.

*	Class 1 of Frontier Masters Fund was closed as of April 1, 2021. Frontier Diversified Fund Class 1 was closed as of July 21, 2021.

For the nine months ended September 30, 2020

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 1a		Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2019	$101.10	$121.58	$113.61	$72.28	$87.18	$81.78	$44.20		$81.60	$52.55	$85.64	$55.31
Net operating results:
Interest income	0.02	0.03	0.02	0.08	0.10	0.10	0.07		0.13	0.08	0.13	0.09
Expenses	(4.88)	(2.82)	(2.50)	(11.57)	(3.75)	(3.52)	(2.13)		(1.59)	(1.02)	(1.67)	(1.08)
Net gain/(loss) on investments, net of non-controlling interests	(29.76)	(37.79)	(35.30)	(8.64)	(19.99)	(18.63)	(42.14	)*	1.27	0.78	1.30	0.94
Net income/(loss)	(34.62)	(40.58)	(37.78)	(20.13)	(23.63)	(22.05)	(44.20	)*	(0.19)	(0.17)	(0.24)	(0.05)
Net asset value, September 30, 2020	$66.48	$81.00	$75.83	$52.15	$63.55	$59.73	$-	*	$81.41	$52.39	$85.40	$55.27

Ratios to average net assets
Net investment income/(loss)	-10.89%	-5.35%	-5.35%	-35.07%	-9.11%	-9.11%	-9.27%		-3.53%	-3.53%	-3.53%	-3.53%
Expenses before incentive fees (3)(4)	10.94%	5.40%	5.40%	35.33%	9.37%	9.37%	9.58%		3.84%	3.84%	3.84%	3.84%
Expenses after incentive fees (3)(4)	10.94%	5.40%	5.40%	35.33%	9.37%	9.37%	9.58%		3.84%	3.84%	3.84%	3.84%
Total return before incentive fees (2)	-34.25%	-33.38%	-33.25%	-27.85%	-27.11%	-26.97%	-1.62	%*	-0.23%	-0.31%	-0.28%	-0.08%
Total return after incentive fees (2)	-34.25%	-33.38%	-33.25%	-27.85%	-27.11%	-26.97%	-1.62	%*	-0.23%	-0.31%	-0.28%	-0.08%

Incentive fee per share	-	-	-	-	-	-	-		-	-	-	-
Incentive Fee to ANA	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%		0.00%	0.00%	0.00%	0.00%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2019	$117.23	$137.81	$185.82	$161.04	$160.50	$66.56	$78.51	$103.94
Net operating results:
Interest income	0.04	0.04	0.06	0.05	0.05	0.00	0.00	0.00
Expenses	(4.79)	(3.21)	(4.34)	(3.79)	(3.76)	(2.61)	(1.37)	(1.83)
Net gain/(loss) on investments, net of non-controlling interests	(40.66)	(48.31)	(65.11)	(56.40)	(56.20)	(10.60)	(12.93)	(16.92)
Net income/(loss)	(45.41)	(51.47)	(69.40)	(60.14)	(59.90)	(13.21)	(14.31)	(18.74)
Net asset value, September 30, 2020	$71.82	$86.34	$116.42	$100.90	$100.60	$53.35	$64.20	$85.20

Ratios to average net assets
Net investment income/(loss)	-10.42%	-5.92%	-5.92%	-5.92%	-5.92%	-8.15%	-3.64%	-3.64%
Expenses before incentive fees (3)(4)	10.50%	6.00%	6.00%	6.00%	6.00%	8.15%	3.64%	3.64%
Expenses after incentive fees (3)(4)	10.50%	6.00%	6.00%	6.00%	6.00%	8.15%	3.64%	3.64%
Total return before incentive fees (2)	-38.74%	-37.35%	-37.35%	-37.34%	-37.32%	-19.84%	-18.22%	-18.03%
Total return after incentive fees (2)	-38.74%	-37.35%	-37.35%	-37.34%	-37.32%	-19.84%	-18.22%	-18.03%

Incentive fee per share	-	-	-	-	-	-	-	-
Incentive Fee to ANA	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

	Frontier Global Fund			Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2019	$131.52	$154.43	$192.82	$97.54	$114.15	$153.59
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(7.81)	(5.84)	(7.38)	(5.22)	(3.52)	(4.74)
Net gain/(loss) on investments, net of non-controlling interests	(19.53)	(23.20)	(29.22)	(5.44)	(6.11)	(8.95)
Net income/(loss)	(27.34)	(29.04)	(36.60)	(10.65)	(9.62)	(13.69)
Net asset value, September 30, 2020	$104.18	$125.39	$156.22	$86.88	$104.53	$139.90

Ratios to average net assets
Net investment income/(loss)	-12.20%	-7.68%	-7.68%	-10.42%	-5.90%	-5.90%
Expenses before incentive fees (3)(4)	12.20%	7.68%	7.68%	10.42%	5.90%	5.90%
Expenses after incentive fees (3)(4)	12.20%	7.68%	7.68%	10.42%	5.90%	5.90%
Total return before incentive fees (2)	-20.79%	-18.80%	-18.98%	-10.92%	-8.43%	-8.91%
Total return after incentive fees (2)	-20.79%	-18.80%	-18.98%	-10.92%	-8.43%	-8.91%

Incentive fee per share	-	-	-	-	-	-
Incentive Fee to ANA	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees are included in the total return.

*	Class 1a of Frontier Long/Short Commodity Fund was liquidated as of September 30, 2020.

8. Derivative Instruments and Hedging Activities

The Series’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Series do not enter into or hold positions for hedging purposes as defined under ASC 815, Derivatives and Hedging (“ASC 815”). The detail of the fair value of the Series’ derivatives by instrument types as of September 30, 2021 and December 31, 2020 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to each Series’ position in swap contracts.

The following tables summarize the monthly averages of futures contracts bought and sold for each respective Series of the Trust:

For the three months ended September 30, 2021

Monthly average contracts:

	Bought	Sold

Frontier Balanced Fund	307	392

For the three months ended September 30, 2020

Monthly average contracts:

	Bought	Sold

Frontier Balanced Fund	600	726

For the nine months ended September 30, 2021

Monthly average contracts:

	Bought	Sold

Frontier Balanced Fund	293	322

For the nine Months ended September 30, 2020

Monthly average contracts:

	Bought	Sold

Frontier Balanced Fund	578	568

The following tables summarize the trading revenues for the three and nine months ended September 30, 2021, and 2020 by sector:

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended September 30, 2021

Type of contract	Frontier Balanced Fund

Agriculturals	$13,487
Currencies	(20,259)
Energies	82,010
Interest rates	5,987
Metals	155
Stock indices	12,503
Realized trading income/(loss)(1)	$93,883

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended September 30, 2020

Type of contract	Frontier Balanced Fund

Agriculturals	$107,606
Currencies	36,116
Energies	(29,190)
Interest rates	(80,947)
Metals	105,688
Stock indices	28,280
Realized trading income/(loss)(1)	$167,553

(1)	Amounts recorded in the Statements of Operations under Net realized gain/(loss) on futures forwards and options.

Realized Trading Revenue from Futures, Forwards and Options

for the Nine Months Ended September 30, 2021

Type of contract	Frontier Balanced Fund

Agriculturals	$87,183
Currencies	(75,797)
Energies	133,440
Interest rates	127,666
Metals	88,709
Stock indices	213,404
Realized trading income/(loss)(1)	$574,605

Realized Trading Revenue from Futures, Forwards and Options

for the Nine Months Ended September 30, 2020

Type of contract	Frontier Balanced Fund

Agriculturals	$132,659
Currencies	15,372
Energies	(15,120)
Interest rates	56,888
Metals	427,135
Stock indices	(28,822)
Realized trading income/(loss)(1)	$588,112

(1)	Amounts recorded in the Statements of Operations under Net realized gain/(loss) on futures forwards and options.

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended September 30, 2021

Type of contract	Frontier Balanced Fund

Agriculturals	$62,335
Currencies	8,416
Energies	22,030
Interest rates	(1,144)
Metals	72,161
Stock indices	(10,502)
Change in unrealized trading income/(loss)(1)	$153,295

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

Net Change in Open Trade Equity from Futures, Forwards and Options for the Nine Months Ended September 30, 2021

Type of contract	Frontier Balanced Fund

Agriculturals	$34,336
Currencies	(89,833)
Energies	35,930
Interest rates	(13,046)
Metals	30,003
Stock indices	(14,058)
Change in unrealized trading income/(loss)(1)	$(16,668)

(1)	Amounts recorded in the Statements of Operations under Net change in open trade equity/(deficit)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Nine Months Ended September 30, 2020

Type of contract	Frontier Balanced Fund

Agriculturals	$(58,614)
Currencies	(27,439)
Energies	(39,325)
Interest rates	76,647
Metals	(91,914)
Stock indices	9,775
Change in unrealized trading income/(loss)(1)	$(130,870)

(1)	Amounts recorded in the Statements of Operations under Net change in open trade equity/(deficit)

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

The following tables present gross and net information about the Series’ assets and liabilities subject to master netting arrangements as disclosed on the statements of financial condition as of September 30, 2021 and December 31, 2020.

As of September 30, 2021

Frontier Balanced Fund	Gross Amounts of recognized Derivative Assets/Liabilities	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition

Open Trade Equity/(Deficit)	$1,246,031	$(1,161,702)	$84,329

As of December 31, 2020

Frontier Balanced Fund	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition

Open Trade Equity/(Deficit)	$814,743	$(714,303)	$100,440

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

From October 1, 2021 through November 10, 2021, Frontier Balanced Fund, Frontier Diversified Fund, Frontier Heritage Fund, Frontier Long/Short Commodity Fund, Frontier Masters Fund, Frontier Select Fund and Frontier Global Fund paid $110,778, $19,386, $2,000, $ 1,300, $3,885, $43,866 and, $49,473 respectively, in redemptions.

Frontier Funds

Consolidated Statements of Financial Condition

September 30, 2021 (Unaudited) and December 31, 2020

	September 30, 2021	December 31, 2020

ASSETS

Cash and cash equivalents	$183,390	$468,466
U.S. Treasury securities, at fair value	143,896	2,282,606
Receivable from futures commission merchants	788,667	233,973
Open trade equity, at fair value	84,329	100,440
Investments in private investment companies, at fair value	22,075,333	23,089,312
Interest receivable	1,022	45,578
Receivable from related parties	38,202	26,129
Redemptions receivable from private investment companies	-	181,323

Total Assets	$23,314,839	$26,427,827

LIABILITIES & CAPITAL

LIABILITIES
Redemptions payable	$50,041	$38,128
Incentive fees payable to Managing Owner	54,924	-
Management fees payable to Managing Owner	1,610	8,854
Interest payable to Managing Owner	1,978	2,107
Trading fees payable to Managing Owner	75,283	81,698
Service fees payable to Managing Owner	32,805	36,705
Risk analysis fees payable	10,470	9,513
Subscriptions in advance for service fee rebates	665,217	638,962
Payables to related parties	38,202	26,129
Other liabilities	17,555	16,592

Total Liabilities	948,085	858,688

OWNERS’ CAPITAL
Managing Owner Units	237,234	283,217
Limited Owner Units	22,129,520	25,285,922

Total Owners’ Capital	22,366,754	25,569,139

Total Liabilities and Owners’ Capital	$23,314,839	$26,427,827

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Condensed Schedule of Investments (Unaudited)

September 30, 2021

	Fair	% of Total Capital (Net Asset
Description	Value	Value)
LONG FUTURES CONTRACTS *
Various agriculture futures contracts (Far East)	$(9,652)	-0.04%
Various agriculture futures contracts (Europe)	85,119	0.38%
Various agriculture futures contracts (U.S.)	43,697	0.20%
Various base metals futures contracts (U.S.)	(39,727)	-0.18%
Various currency futures contracts (Europe)	(481)	0.00%
Various currency futures contracts (Far East)	(15,984)	-0.07%
Various currency futures contracts (Latin America)	(9,108)	-0.04%
Various currency futures contracts (U.S.)	7,388	0.03%
Various energy futures contracts (U.S.)	79,410	0.36%
Various interest rates futures contracts (Europe)	(334,215)	-1.49%
Various interest rates futures contracts (Far East)	(24,169)	-0.11%
Various interest rates futures contracts (U.S.)	(14,625)	-0.07%
Various precious metal futures contracts (U.S.)	(5,456)	-0.02%
Various stock index futures contracts (Europe)	(5,437)	-0.02%
Various stock index futures contracts (Far East)	(3,432)	-0.02%
Various stock index futures contracts (Oceanic)	(1,626)	-0.01%
Various stock index futures contracts (U.S.)	(10,558)	-0.05%
Various stock index futures contracts (Canada)	(3,951)	-0.02%
Total Long Futures Contracts	$(262,807)	-1.17%

SHORT FUTURES CONTRACTS *
Various agriculture futures contracts (Far East)	$3,818	0.02%
Various agriculture futures contracts (Europe)	(55,212)	-0.25%
Various agriculture futures contracts (U.S.)	1,372	0.01%
Various base metals futures contracts (U.S.)	9,982	0.04%
Various currency futures contracts (Europe)	30,456	0.14%
Various currency futures contracts (Far East)	828	0.00%
Various currency futures contracts (Latin America)	20,698	0.09%
Various currency futures contracts (U.S.)	(4,750)	-0.02%
Various energy futures contracts (U.S.)	(43,480)	-0.19%
Various interest rates futures contracts (Europe)	264,970	1.18%
Various interest rates futures contracts (Far East)	35,149	0.16%
Various interest rates futures contracts (U.S.)	5,313	0.02%
Various precious metal futures contracts (U.S.)	67,448	0.30%
Various stock index futures contracts (Canada)	2,986	0.01%
Various stock index futures contracts (Europe)	8,521	0.04%
Various stock index futures contracts (U.S.)	(963)	0.00%
Total Short Futures Contracts	$347,136	1.55%
Total Open Trade Equity (Deficit)	$84,329	0.38%

		Fair	% of Total Capital (Net Asset
		Value	Value)

PRIVATE INVESTMENT COMPANIES (1)
	Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC)	$302,146	1.35%
	Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	2,419,421	10.82%
	Galaxy Plus Fund - QIM Feeder Fund (526) LLC	1,184,603	5.30%
	Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	131,464	0.59%
	Galaxy Plus Fund - Quest Feeder Fund (517) LLC	1,899,239	8.49%
	Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	7,322,291	32.74%
	Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	5,786,775	25.87%
	Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	2,550,021	11.40%
	Galaxy Plus Fund - LRR Feeder Fund (522) LLC	479,373	2.14%
	Total Private Investment Companies	$22,075,333	98.70%
U.S. TREASURY SECURITIES

FACE VALUE

$116,500	US Treasury Note 6.875% due 08/15/2025 (Cost $146,667)	$143,896	0.64%
	Total U.S. Treasury Securities	$143,896	0.64%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Notes to Consolidated Financial Statements, Note 5.

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Condensed Schedule of Investments

December 31, 2020

Fair	% of Total Capital (Net Asset
Description	Value	Value)
LONG FUTURES CONTRACTS *
Various agriculture futures contracts (Far East)	$72,005	0.28%
Various agriculture futures contracts (Europe)	9,803	0.04%
Various agriculture futures contracts (U.S.)	87,496	0.34%
Various base metals futures contracts (U.S.)	22,858	0.09%
Various currency futures contracts (U.S.)	(100)	0.00%
Various currency futures contracts (Europe)	10,573	0.04%
Various currency futures contracts (Latin America)	5,833	0.02%
Various interest rates futures contracts (Europe)	148,949	0.58%
Various interest rates futures contracts (Far East)	2,882	0.01%
Various interest rates futures contracts (U.S.)	2,438	0.01%
Various precious metal futures contracts (U.S.)	28,625	0.11%
Various soft futures contracts (U.S.)	52,349	0.20%
Various stock index futures contracts (Far East)	5,312	0.02%
Total Long Futures Contracts	$449,023	1.74%

SHORT FUTURES CONTRACTS *
Various agriculture futures contracts (Far East)	$(30,963)	-0.12%
Various agriculture futures contracts (Europe)	(10,797)	-0.04%
Various agriculture futures contracts (U.S.)	(92,738)	-0.36%
Various base metals futures contracts (U.S.)	(10,289)	-0.04%
Various currency futures contracts (U.S.)	2,300	0.01%
Various currency futures contracts (Europe)	(10,381)	-0.04%
Various currency futures contracts (Latin America)	2,512	0.01%
Various interest rates futures contracts (Europe)	(127,832)	-0.50%
Various interest rates futures contracts (Far East)	(2,482)	-0.01%
Various interest rates futures contracts (U.S.)	3,656	0.01%
Various precious metal futures contracts (U.S.)	(25,560)	-0.10%
Various soft futures contracts (U.S.)	(42,669)	-0.17%
Various stock index futures contracts (Far East)	(3,340)	-0.01%
Total Short Futures Contracts	$(348,583)	-1.36%
Total Open Trade Equity (Deficit)	$100,440	0.38%
PRIVATE INVESTMENT COMPANIES (1)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$3,377,314	13.21%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	1,996,633	7.81%
Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	89,029	0.35%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	1,654,786	6.47%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	7,427,324	29.05%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	5,363,456	20.98%
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	2,715,008	10.62%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	465,759	1.82%
Total Private Investment Companies	$23,089,312	90.31%
U.S. TREASURY SECURITIES

FACE VALUE

$1,755,000	US Treasury Note 6.875% due 08/15/2025 (Cost $2,283,228)	$2,282,606	8.93%
Total U.S. Treasury Securities	$2,282,606	8.93%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Notes to Consolidated Financial Statements, Note 5.

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Statements of Operations (Unaudited)

For the Three Months Ended September 30, 2021 and 2020

	September 30, 2021	September 30, 2020

Investment income:
Interest - net	$2,520	$2,941

Total Income/(loss)	2,520	2,941

Expenses:
Incentive Fees (rebate)	54,924	-
Management Fees	4,764	5,029
Risk analysis Fees	1,429	1,509
Service Fees - Class 1	110,307	128,178
Due Diligence Fees	1,347	2,268
Trading Fees	231,958	285,835
Other Fees	-	45
Total Expenses	404,729	422,864

Investment income/(loss) - net	(402,209)	(419,923)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	93,883	167,553
Net unrealized gain/(loss) on private investment companies	(66,860)	(2,356,309)
Net realized gain/(loss) on private investment companies	109,705	11,991
Net change in open trade equity/(deficit)	153,295	(53,834)
Net realized gain/(loss) on swap contracts	-	(10,318)
Net unrealized gain/(loss) on swap contracts	-	(248,865)
Net realized gain/(loss) on U.S. Treasury securities	(13,512)	(1,058)
Net unrealized gain/(loss) on U.S. Treasury securities	8,702	(1,105)
Trading commissions	(4,164)	(5,477)

Net gain/(loss) on investments	281,048	(2,497,422)

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(121,161)	$(2,917,345)

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Statements of Operations (Unaudited)

For the Nine Months Ended September 30, 2021 and 2020

	September 30, 2021	September 30, 2020

Investment income:
Interest - net	$8,437	$12,721

Total Income	8,437	12,721

Expenses:
Incentive Fees (rebate)	104,764	-
Management Fees	13,978	14,753
Risk analysis Fees	4,193	4,426
Service Fees - Class 1	342,856	483,402
Due Diligence Fees	4,392	9,111
Trading Fees	716,291	1,057,985
Other Fees	-	83
Total Expenses	1,186,474	1,569,760

Investment income/(loss) - net	(1,178,037)	(1,557,039)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	574,605	588,112
Net unrealized gain/(loss) on private investment companies	1,868,317	(626,550)
Net realized gain/(loss) on private investment companies	793,346	(3,962,286)
Net change in open trade equity/(deficit)	(16,668)	(130,869)
Net realized gain/(loss) on swap contracts	-	(200,052)
Net unrealized gain/(loss) on swap contracts	-	(7,490,322)
Net realized gain/(loss) on U.S. Treasury securities	(23,832)	44,673
Net unrealized gain/(loss) on U.S. Treasury securities	(1,798)	3,476
Trading commissions	(10,529)	(17,535)

Net gain/(loss) on investments	3,183,440	(11,791,353)

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$2,005,403	$(13,348,392)

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Three Months Ending September 30, 2021

	Managing Owner	Limited Owners	Total

Owners’ Capital, June 30, 2021	$241,505	$23,140,723	$23,382,228

Sale of Units (including transfers)	7,000	-	7,000
Redemption of Units (including transfers)	(11,000)	(890,313)	(901,313)
Payment made by Related Party	-	-	-
Payment made by Managing Owner	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations	(271)	(120,890)	(121,161)

Owners’ Capital, September 30, 2021	$237,234	$22,129,520	$22,366,754

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Nine Months Ending September 30, 2021

	Managing Owner	Limited Owners	Total

Owners’ Capital, December 31, 2020	$283,217	$25,285,922	$25,569,139

Sale of Units (including transfers)	7,000	-	7,000
Redemption of Units (including transfers)	(76,300)	(5,138,488)	(5,214,788)
Payment made by Related Party	-	-	-
Payment made by Managing Owner	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations	23,317	1,982,086	2,005,403

Owners’ Capital, September 30, 2021	$237,234	$22,129,520	$22,366,754

The consolidated Trust is not unitized as are the individual Series of the Trust

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2021 and 2020

	September 30, 2021	September 30, 2020

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$2,005,403	$(13,348,392)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity/(deficit)	16,111	175,959
Net change in ownership allocation of U.S. Treasury Securities	(8,606)	-
Net unrealized (gain)/loss on swap contracts	-	7,490,322
Net realized (gain)/loss on swap contracts	-	97,745
Net unrealized (gain)/loss on private investment companies	(1,868,317)	615,670
Net realized (gain)/loss on private investment companies	(793,346)	3,962,286
Net unrealized (gain)/loss on U.S. Treasury securities	1,798	(3,476)
Net realized (gain)/loss on U.S. Treasury securities	23,832	(44,673)
(Purchases) sales of:
Sales of swap contracts	-	1,491,965
(Purchases) of Swap Contracts	-	(1,447,843)
Reduction of collateral in Swap Contracts	-	1,496,127
(Purchases) of U.S. Treasury securities	(1,987,803)	(9,398,221)
Sales of U.S. Treasury securities	4,101,053	9,989,663
(Purchases) of Private Investment Companies	(4,904,551)	(11,118,853)
Sales of Private Investment Companies	8,580,192	19,488,768
U.S. Treasury interest and premium paid/amortized	8,437	12,721
Increase and/or decrease in:
Receivable from futures commission merchants	(554,694)	1,745,358
Advance on unrealized Swap Appreciation	-	(1,900,000)
Interest receivable	44,556	12,660
Receivable from related parties	(12,073)	(164,351)
Other assets	-	5,700
Redemptions receivable from private investment companies	181,323	70,705
Incentive fees payable to Managing Owner	54,924	-
Management fees payable to Managing Owner, net of change in receivable	(7,244)	108
Interest payable to Managing Owner	(129)	1,092
Trading fees payable to Managing Owner	(6,415)	(67,963)
Service fees payable to Managing Owner	(3,900)	(32,413)
Due from Managing Owner	-	-
Risk analysis fees payable	957	1,564
Payables to related parties	12,073	175,803
Subscriptions in advance for service fee rebates	26,255	32,951
Other liabilities	963	(5,260)

Net cash provided by (used in) operating activities	4,910,799	9,335,722

Cash Flows from Financing Activities:

Proceeds from sale of capital	7,000	-
Payment for redemption of capital	(5,214,788)	(9,374,045)
Redemptions payable	11,913	(79,403)

Net cash provided by (used in) financing activities	(5,195,875)	(9,453,448)

Net increase (decrease) in cash and cash equivalents	(285,076)	(117,726)

Cash and cash equivalents, beginning of period	468,466	367,568
Cash and cash equivalents, end of period	$183,390	$249,842

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

The Trust, with respect to each Series:

●	engages in the speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts), and may, from time to time, engage in cash and spot transactions;

●	allocates funds to a limited liability trading company or companies (“Trading Company” or “Trading Companies”) and Galaxy Plus (as defined below) entities. Except as otherwise described in these notes, each Trading Company and Galaxy Plus entity has one-year renewable contracts with its own independent commodity trading advisor (s), or each, a Trading Advisor, that will manage all or a portion of such Trading Company’s and Galaxy Plus assets and make the trading decisions for the assets of each Series invested in such Trading Company and Galaxy Plus entity. Each Trading Company and Galaxy Plus entity will segregate its assets from any other Trading Company and Galaxy Plus entity.

●	maintains separate, distinct records for each Series, and accounts for the assets of each Series separately from the other Series;

●	calculates the Net Asset Value (“NAV”) of its Units for each Series separately from the other Series;

●	has an investment objective of increasing the value of each Series’ Units over the long term (capital appreciation), while managing risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments;

●	maintains each Series of Units in three to seven sub-classes—Class 1, Class 1AP, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of Frontier Diversified Fund, Frontier Masters Fund, and Frontier Long/Short Commodity Fund are charged a service fee of up to two percent (2.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to two percent (2.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to two percent (2.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. Investors who have purchased Class 1 or Class 1a Units of Frontier Balanced Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Global Fund are charged a service fee of up to three percent (3.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to selling agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Frontier Diversified Fund, and Frontier Masters Fund or Class 2a Units of the Frontier Long/Short Commodity Fund sold until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series. Class 1AP was created as a sub-class of Class 1 and it has been presented separately because the fees applicable to it are different from those applicable to Class 1. Currently the service fee is not charged to Class 1AP investors. The Managing Owner may also pay selling agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such selling agents; and

●	all payments made to selling agents who are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and their associated persons that constitute underwriting compensation will be subject to the limitations set forth in Rule 2310(b)(4)(B)(ii) (formerly Rule 2810(b)(4)(B)(ii)) of the Conduct Rules of FINRA (“Rule 2310”). An investor’s Class 1 Units or Class 2 Units of any Series, or Class 1a Units or Class 2a Units of the Frontier Long/Short Commodity Fund or Frontier Balanced Fund will be classified as Class 3 or Class 3a Units of such Series, as applicable, when the Managing Owner determines that the fee limitation set forth in Rule 2310 with respect to such Units has been reached or will be reached. The service fee limit applicable to each unit sold is reached upon the earlier of when (i) the aggregate initial and ongoing service fees received by the selling agent with respect to such unit equals 9% of the purchase price of such unit or (ii) the aggregate underwriting compensation (determined in accordance with FINRA Rule 2310) paid in respect of such unit totals 10% of the purchase price of such unit. No service fees are paid with respect to Class 3 or Class 3a Units. Units of any Class in a Series may be redeemed, in whole or in part, on a daily basis, at the then current NAV per Unit for such Series on the day of the week after the date the Managing Owner is in receipt of a redemption request for at least one (1) business day to be received by the Managing Owner prior to 4:00 PM in New York. Frontier Masters Fund Class 1 was closed as of April 1, 2021 and Frontier Diversified Fund Class 1 was closed as of July 21, 2021

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

As of September 30, 2021, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into two separate Classes—Class 2 and Class 3. The Trust, with respect to the Frontier Select Fund, Frontier Global Fund and Frontier Heritage Fund separates Units into a maximum of three separate Classes—Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Balanced Fund separates Units into a maximum of five separate Classes—Class 1, Class 1AP, Class 2, Class 2A and Class 3A. The Trust, with respect to the Frontier Long/Short Commodity Fund separates Units into a maximum of five separate Classes—Class 1A, Class 2A, Class 2, Class 3A and Class 3. Between April 15, 2016 and May 10, 2017, a portion of the interests in Frontier Trading Company I, LLC and all of the interests in Frontier Trading Company VII, LLC, Frontier Trading Company XV, LLC, and Frontier Trading Company XXIII LLC held by Frontier Diversified Fund, Frontier Masters Fund, Frontier Select Fund, Frontier Balanced Fund and Frontier Long/Short Commodity Fund were exchanged for equivalent interests in the Galaxy Plus Managed Account Platform (“Galaxy Plus”) which is an unaffiliated, third-party managed account platform. The assets of Frontier Trading Company I, LLC, which included exposure to Quantmetrics Capital Management LLP’s Multi-Strategy Program, Quantitative Investment Management, LLC’s Quantitative Global Program, Quest Partners LLC’s Quest Tracker Index Program, Chesapeake Capital Management, LLC’s Diversified Program, and Doherty Advisors LLC’s Relative Value Moderate Program, the assets of Frontier Trading Company VII, LLC, which included exposure to Emil van Essen LLC’s Multi-Strategy Program, Red Oak Commodity Advisors, Inc.’s Fundamental Diversified Program, Rosetta Capital Management, LLC’s Rosetta Trading Program, and Landmark Trading Company’s Landmark Program, the assets of Frontier Trading Company XV, LLC, which included exposure to Transtrend B.V.’s TT Enhanced Risk (USD) Program, and the assets of Frontier Trading Company XXIII, LLC which included exposure to Fort L.P.’s Global Contrarian Program have been transferred to individual Delaware limited liability companies (“Master Funds”) in Galaxy Plus. Each Master Fund is sponsored and operated by Gemini Alternative Funds, LLC (“Sponsor”). The Sponsor has contracted with the Trading Advisors to manage the portfolios of the Master Funds pursuant to the advisors’ respective program. For those Series that invest in Galaxy Plus, approximately 30-70% of those Series assets are used to support the margin requirements of the Master Funds. The remaining assets of the Series are split between investments in Trading Companies and a pooled cash management account that invests primarily in U.S. Treasury securities. For those Series that do not invest in Galaxy Plus, their assets are split between investments in Trading Companies and investments in the pooled cash management account.

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

Interest Income—U.S. Treasury Securities are pooled for purposes of maximizing returns on these assets to investors of all Series. Interest income from pooled cash management assets is recognized on the accrual basis and allocated daily to each Series based upon its daily proportion of ownership of the pool. Aggregate interest income from all sources, including U.S. Treasury securities and assets held at an FCM of up to two percentage points of the aggregate percentage yield (annualized) of net asset value less any fair market value related to swaps, is paid to the Managing Owner by the Frontier Balanced Fund (Class 1, and Class 2 only), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Select Fund, Frontier Global Fund and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a and Class 3a), Frontier Masters Fund and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 100% of the interest is retained by the respective Series. All interest not paid to the Managing Owner is interest income to the Series, and shown net on the statement of operations.

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

Receivable from Futures Commission Merchants—The Trust deposits assets with an FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of September 30, 2021 and December 31, 2020 and included restricted cash for margin requirements of $791,090 and $321,638 for the Frontier Balanced Fund.

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

Purchase and Sales of Private Investment Companies – The Trust is able to subscribe into and redeem from the Galaxy Plus entities on a weekly basis. The value of the private investment companies is determined by the Sponsor and reported on a daily basis. The change in value is calculated as the difference between the total purchase cost and the fair value calculated by the Sponsor and is recorded as net unrealized gain/(loss) on private investment companies on the statements of operations.

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

Income Taxes—The Trust applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust for the quarter ended September 30, 2021. The 2017 through 2020 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

Each Series is charged service fees as outlined above. In some cases, amounts paid to selling agents might be less than the amount charged to the Series. When this occurs, the service fee is rebated back to the investor in the form of additional units. During 2020, 2019 and 2018, the Series were not allowed to issue additional units. The Managing Owner has determined that the purchase of additional units of the relevant Series will commence in 2021 when the Series are allowed to sell shares again. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $665,217 and $638,962 as of September 30, 2021 and December 31, 2020, respectively.

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

The following table summarizes the instruments that comprise the Trust’s financial asset portfolio, in aggregate, measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

September 30, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Open Trade Equity (Deficit)	$84,329	$-	$-	$84,329
U.S. Treasury Securities	143,896	-	-	143,896

December 31, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Open Trade Equity (Deficit)	$100,440	$-	$-	$100,440
U.S. Treasury Securities	2,282,606	-	-	2,282,606

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

The Trust assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Trust’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the nine months ended September 30, 2021 and December 31, 2020, the Trust did not transfer any assets between Levels 1, 2 and 3.

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

The following table summarizes the Trust’s equity in earnings from each of the private investment companies during the three and nine months ended September 30, 2021 and 2020:

Three months ended September 30, 2021 and 2020

	Three Months Ended September, 2021				Three Months Ended September, 2020
			Change in				Change in
	Trading	Realized	Unrealized	Net Income	Trading	Realized	Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$(6,405)	$72,602	$205,496	$271,693	$(8,130)	$(813,198)	$109,718	$(711,610)
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	-	-	-	-	-	-	(447)	(447)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	-	-	-	-	-	-	(11,450)	(11,450)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(8,483)	241,329	(899,091)	(666,245)	(6,896)	(5,199)	(51,941)	(64,036)
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(120)	26,360	(23,799)	2,441	(306)	40,222	(86,248)	(46,332)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(4,673)	(37,827)	273,162	230,662	(980)	(235,964)	59,500	(177,444)
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	-	-	-	-	-	-	-	-
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(6,635)	5,846	(122,669)	(123,458)	(5,945)	(46,444)	35,561	(16,828)
Galaxy Plus Fund - Quest FIT Feeder Fund (535) LLC	-	-	(1,847)	(1,847)	-	-	(80,092)	(80,092)
Galaxy Plus Fund - TT Feeder Fund (531) LLC	-	-	-	-	-	-	(3,765)	(3,765)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(29,043)	407,312	(33,593)	344,676	(22,934)	236,216	(122,312)	90,970
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	(2,976)	(35,301)	36,092	(2,185)	(2,283)	(708,548)	(322,966)	(1,033,797)
Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC)	(3,298)	86,851	(96,446)	(12,893)	-	-	-	-
Total	$(61,633)	$767,172	(662,695)	42,844	$(47,474)	$(1,532,915)	$(474,442)	$(2,054,831)

Nine months ended September 30, 2021 and 2020

	Nine Months Ended September, 2021				Nine Months Ended September, 2020
			Change in				Change in
	Trading	Realized	Unrealized	Net Income	Trading	Realized	Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)

Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$(17,925)	$751,780	$288,555	$1,022,410	$(29,821)	$(771,155)	$(19,372)	$(820,348)
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	-	(349)	-	(349)	(3,500)	(95,347)	41,225	(57,622)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	-	497	-	497	(13,005)	(1,475,050)	164,351	(1,323,704)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(27,801)	600,555	(1,046,175)	(473,421)	(34,000)	(531,301)	217,203	(348,098)
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(543)	149,331	(126,776)	22,012	(1,789)	(453,267)	(136,072)	(591,128)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(11,428)	(291,804)	62,635	(240,597)	(13,376)	(1,148,018)	156,838	(1,004,556)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(20,639)	183,921	41,105	204,387	(9,160)	63,905	(13,198)	41,547
Galaxy Plus Fund - Quest FIT Feeder Fund (535) LLC	-	-	42,887	42,887	-	-	(80,092)	(80,092)
Galaxy Plus Fund - TT Feeder Fund (531) LLC	-	1,384	-	1,384	(7,243)	(321,982)	(47,177)	(376,402)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(83,195)	2,059,011	272,659	2,248,475	(54,483)	1,758,472	(443,728)	1,260,261
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	(6,780)	(824,562)	653,714	(177,628)	(2,283)	(708,548)	(322,966)	(1,033,797)
Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC)	(7,807)	107,810	(88,398)	11,605	-	-	-	-
Total	$(176,118)	$2,737,574	$100,206	$2,661,662	$(168,660)	$(3,682,291)	$(482,988)	$(4,333,939)

The Trust’s investments in private investment companies have certain redemption and liquidity restrictions which are described in the following table:

	Redemptions	Redemptions	Liquidity
	Notice Period	Permitted	Restrictions
Frontier Funds
Multi-Strategy
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC)	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None

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

Expenses

Management Fees—Each Series of Units pays to the Managing Owner a monthly management fee equal to a percentage of the notional assets of such Series allocated to Trading Companies, calculated on a daily basis. The percentage basis of the fees varies and are in line with the amounts being disclosed below. In addition, the Managing Owner receives a monthly management equal to a certain percentage of the assets in the Galaxy Plus entities attributable to such Series’ (including notional assets), calculated on a monthly basis. The management fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. The total amount of assets of a Series allocated to Trading Advisors and/or reference programs, including (i) actual funds deposited in accounts directed by the Trading Advisors or deposited as margin in respect of swaps or other derivative instruments referencing a reference program plus (ii) any notional equity allocated to the Trading Advisors and any reference programs, is referred to herein as the “notional assets” of the Series. The annual rate of the management fee is: 0.5% for the Frontier Balanced Fund Class 1 and Class 2, 1.0% for the Frontier Balanced Fund Class 1AP, Class 2a and Class 3a, 2.0% for the Frontier Global Fund, Frontier Long/Short Commodity Fund Class 1a, Class 2a and Class 3a and Frontier Masters Fund, 0.75% for Frontier Diversified Fund, 2.5% for the Frontier Heritage Fund and Frontier Select Fund, and 3.5% for the Frontier Long/Short Commodity Fund Class 2 and Class 3. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) and/or waive (up to the percentage specified) any such management fee to the extent any related management fee is paid by a trading company or estimated management fee is embedded in a swap or other derivative instrument. Any management fee embedded in a swap or other derivative instrument may be greater or less than the management fee that would otherwise be charged to the Series by the Managing Owner. As of the date of this report, for a Series that was invested in a swap, the Managing Owner or Trading Advisor(s) did not receive any management fees directly from the Series for such swap, and instead the relevant Trading Advisor received compensation via the fees embedded in the swap. As of December 31, 2020, the range of management fees embedded based on fair value of swaps in (i) swaps owned by Frontier Diversified Fund was 1.00% per annum, (ii) swaps owned by Frontier Balanced Fund was 1.00% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 1.50% per annum, and (iv) swaps owned by Frontier Heritage Fund was 1.00% per annum, and the Managing Owner has waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded management fee was accrued on the relevant notional amount of the swap.

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

It is therefore possible that in any given period the Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Frontier Balanced Fund and the Frontier Diversified Fund and 20% for the Frontier Global Fund, Frontier Heritage Fund, Frontier Select Fund, Frontier Long/Short Commodity Fund and Frontier Masters Fund. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series. As of the date of this report, for a Series that was invested in a swap, the Managing Owner or Trading Advisor(s) did not receive any incentive fees directly from the Series for such swap, and instead the relevant Trading Advisor received compensation via the fees embedded in the swap. As of December 31, 2020, the range of incentive fees as a percentage of net new trading profits on swaps embedded in (i) swaps owned by Frontier Diversified Fund was 20-25% per annum, (ii) swaps owned by Frontier Balanced Fund was 20-25% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 25% per annum, and (iv) swaps owned by Frontier Heritage Fund was 15% per annum, and the Managing Owner has waived the entire incentive fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded incentive fee was accrued based on the net new trading profits of the swap.

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

As of September 30, 2021, the Trust had a payable to the Managing Owner in the amounts of $54,924, $1,610, $1,978, $75,283 and $32,805 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

As of December 31, 2020, the Trust had a payable to the Managing Owner in the amounts of $0, $8,854, $2,107, $81,698, and $36,705 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

For the three months ended September 30, 2021, the Managing Owner earned $54,924, $4,764, $1,429, $110,307 and $231,958 for incentive fees, management fees, risk analysis fees, service fees, and trading fees, respectively.

For the three months ended September 30, 2020, the Managing Owner earned $0, $5,029, $1,509, $128,178 and $285,835 for incentive fees, management fees, risk analysis fees, service fees, and trading fees, respectively.

For the nine months ended September 30, 2021, the Managing Owner earned $104,764, 13,978, 4,193, 342,856, and $716,291, for incentive fees, management fees, risk analysis fees, service fees, and trading fees, respectively.

For the nine months ended September 30, 2020, the Managing Owner earned $0, $14,753, $4,426, $483,402, and $1,057,985, for incentive fees, management fees, risk analysis fees, service fees, and trading fees, respectively.

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

Aggregate interest income from all sources, including U.S. Treasury Securities assets net of premiums and cash held at clearing brokers, of up to the first 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Global Fund, Frontier Select Fund, and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (for the three months ended September 30, 2021, and September 30, 2020 amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees Class 1a, Class 2a and Class 3a), Frontier Masters Fund, and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 100% of the interest is retained by the respective Series.

During the three months ended September 30, 2021 and September 30, 2020 and, the Trust paid $6,809, and $5,196, respectively of such interest income to the Managing Owner. Such amounts are not included in the consolidated statements of operations of the Trust. All other interest income is recorded by the Trust on the consolidated statements of operations.

7. Financial Highlights

The following information presents the financial highlights of the Trust for the nine months and three months ended September 30, 2021 and September 30, 2020. This data has been derived from the information presented in the consolidated financial statements.

Three months ended September 30

	2021	2020
Ratios to average net assets (1)
Net investment income/(loss) (1)	-6.27%	-5.84%
Expenses before incentive fees (3)	6.07%	-5.88%
Expenses after incentive fees (3)	6.32%	-5.88%

Total return before incentive fees (2)	-0.29%	-10.08%
Total return after incentive fees (2)	-0.53%	-10.08%

Nine months ended September 30

	2021	2020
Ratios to average net assets (1)
Net investment income/(loss) (1)	-6.43%	-5.70%
Expenses before incentive fees (3)	6.04%	-5.69%
Expenses after incentive fees (3)	6.47%	-5.74%

Total return before incentive fees (2)	8.81%	-36.52%
Total return after incentive fees (2)	8.37%	-36.56%

(1)	Annualized with the exception of incentive fees.

(2)	Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Consolidated Statements of Operations of the Trust. See footnote 5.

The Trust financial highlights are calculated based upon the Trust’s consolidated financial statements. The consolidated Trust does not issue units and therefore the financial highlights do not disclose any unitized data.

8. Derivative Instruments and Hedging Activities

The Trust’s primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trust does not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trust’s derivatives by instrument types as of September 30, 2021 and December 31, 2020 is included in the Consolidated Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trust’s positions in swap contracts. There are embedded management fees in transacting these swaps ranging from 1% to 1.5% based on fair value of swaps and the embedded incentive fees ranging from 15% to 25% based on net new trading profits on swaps.

For the three months ended September 30, 2021 and September 30, 2020, the monthly average of futures, forwards and options contracts bought was approximately 307 and 600, respectively and sold was approximately 392 and 726, respectively.

For the nine months ended September 30, 2021 and September 30, 2020, the monthly average of futures, forwards and options contracts bought was approximately 293 and 578, respectively and sold was approximately 322 and 568, respectively.

The following tables summarize the trading revenues for the three months ended September 30, 2021 and September 30, 2020 by contract type:

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended September 30, 2021

Type of contract

Agriculturals	$13,487
Currencies	(20,259)
Energies	82,010
Interest rates	5,987
Metals	155
Stock indices	12,503
Realized trading income/(loss)(1)	$93,883

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended September 30, 2020

Type of contract

Agriculturals	$107,606
Currencies	36,116
Energies	(29,190)
Interest rates	(80,947)
Metals	105,688
Stock indices	28,280
Realized trading income/(loss)(1)	$167,553

Realized Trading Revenue from Futures, Forwards and Options

for the Nine Months Ended September 30, 2021

Type of contract

Agriculturals	$87,183
Currencies	(75,797)
Energies	133,440
Interest rates	127,666
Metals	88,709
Stock indices	213,404
Realized trading income/(loss)(1)	$574,605

Realized Trading Revenue from Futures, Forwards and Options

for the Nine Months Ended September 30, 2020

Type of contract

Agriculturals	$132,659
Currencies	15,372
Energies	(15,120)
Interest rates	56,888
Metals	427,135
Stock indices	(28,822)
Realized trading income/(loss)(1)	$588,112

(1)	Amounts recorded in the Statements of Operations under Net realized gain/(loss) on futures forwards and options.

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended September 30, 2021

Type of contract

Agriculturals	$62,335
Currencies	8,416
Energies	22,030
Interest rates	(1,144)
Metals	72,161
Stock indices	(10,502)
Change in unrealized trading income/(loss)(1)	$153,295

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended September 30, 2020

Type of contract

Agriculturals	$(73,529)
Currencies	(12,856)
Energies	(35,050)
Interest rates	46,611
Metals	28,731
Stock indices	(7,741)
Change in unrealized trading income/(loss)(1)	$(53,834)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Nine Months Ended September 30, 2021

Type of contract

Agriculturals	$34,336
Currencies	(89,833)
Energies	35,930
Interest rates	(13,046)
Metals	30,003
Stock indices	(14,058)
Change in unrealized trading income/(loss)(1)	$(16,668)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Nine Months Ended September 30, 2020

Type of contract

Agriculturals	$(58,614)
Currencies	(27,439)
Energies	(39,325)
Interest rates	76,647
Metals	(91,914)
Stock indices	9,775
Change in unrealized trading income/(loss)(1)	$(130,870)

(1)	Amounts recorded in the Statements of Operations under Net change in open trade equity/(deficit)

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

The following tables present gross and net information about the Trust’s assets and liabilities subject the master netting arrangements as disclosed on the consolidated statements of financial condition as of September 30, 2021 and December 31, 2020:

As of September 30, 2021

	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial

Open Trade Equity/(Deficit)	$1,246,031	$(1,161,702)	$84,329

As of December 31, 2020

	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition

Open Trade Equity/(Deficit)	$814,743	$(714,303)	$100,440

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

From October 1, 2021 through November 10, 2021, the Trust paid $230,687 in redemptions.

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

All management fees, incentive fees, service fees, risk analysis fee (for closed Series only) and trading fees of the Trust are paid to the Managing Owner. It is the responsibility of the Managing Owner to pay all Trading Advisor management and incentive fees, selling agent service fees and all other operating expenses and continuing offering costs of the Trust. Only management fees and incentive fees related to assets allocated through Trading Companies are included in expense on the Statement of Operations. The Series are all charged management and incentive fees on the assets allocated through the Galaxy Plus entities. Those fees are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. As of the date of this report, for a Series that has invested in a swap, the Managing Owner or Trading Advisor(s) did not receive any management fees or incentive fees directly from the Series for such swap, and instead the relevant Trading Advisor received compensation via the fees embedded in the swap. In each case, the embedded incentive fee was accrued based on the net new trading profits of the swap. The Series are also charged management and incentive fees on assets allocated to swaps. Such fees are embedded in the fair value of the swap and are included in net unrealized gain/(loss) on swap contracts on the Statements of Operations. Embedded in the swap fair value is management and incentive fees being paid to Trading Advisors.

For the nine months ended September 30, 2021, none of the series owned a swap investment and thus were not subject to any related embedded management and/or incentive fees.

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

The trading system and/or approach of each of the major Trading Advisors and the means by which the Series access those Trading Advisors are as follows:

Major Commodity Trading Advisor	Trading System Style	Accessed Through

Aspect Capital Limited	Systematic	Galaxy Plus
Fort, L.P.	Systematic	Galaxy Plus
Quantitative Investment Management, LLC	Systematic	Galaxy Plus
Quest Partners LLC	Systematic	Galaxy Plus
Rosetta Capital Management, LLC	Discretionary	Galaxy Plus
Welton Investment Partners LLC	Systematic	Galaxy Plus
Wimmer Horizon, LLP	Systematic	Trading Company
John Locke Investments SA	Systematic	Galaxy Plus
Volt Capital Management AB	Systematic	Galaxy Plus

As of September 30, 2021, the allocation of the assets of each applicable Series of the Trust among the Trading Advisors was as follows:

Allocation as of September 30, 2021 (expressed as a percentage of aggregate notional exposure to commodity trading programs)

Advisor	Frontier Diversified Fund	Frontier Long/Short Commodity Fund	Frontier Masters Fund	Frontier Balanced Fund	Frontier Select Fund	Frontier Global Fund	Frontier Heritage Fund
Aspect Capital Limited	27%	-	54%	19%	-	100%	77%
Fort, L.P.	30%	-	-	19%	-	-	-
Volt Diversified Alpha Fund	-	28%	-	-	-	-	-
John Locke Investments SA	11%	-	25%	15%	50%	-	-
Quantitative Investment Management, LLC	7%	-	-	10%	-	-	-
Quest Partners LLC	16%	-	-	11%	-	-	-
Rosetta Capital Management, LLC	-	46%	-	-	-	-	-
Welton Investment Partners LLC	9%	26%	21%	15%	50%	-	23%
Wimmer Horizon	-	-	-	11%	-	-	-

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At September 30, 2021, cash deposited at the clearing brokers was $791,090 for the Trust. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each month. As of September 30, 2021, with the Federal Funds target rate at 0.00% to 0.25%, this amount is estimated to be 0.00%.  In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds and time deposits. Aggregate interest income from all sources, including U.S. Treasury Securities assets net of premiums and cash held at clearing brokers, of up to 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Global Fund, Frontier Select Fund, and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a and Class 3a), Frontier Masters Fund and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 100% of the interest is retained by the respective Series. The amount reflected in the financial statements for the Trust and Series are disclosed on a net basis. Due to some classes not exceeding the 2% paid to the Managing Owner, amounts earned by those classes may be zero.

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

The remaining approximately 64% to 88% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. federally chartered banks. As of September 30, 2021, total cash and cash equivalents held at banking institutions were $42,657 for the Frontier Diversified Fund, $22,653 for the Frontier Masters Fund, $29,728 for the Frontier Long/Short Commodity Fund, 21,764 for the Frontier Select Fund, $25,316 for the Frontier Global Fund, and $41,272 for the Frontier Heritage Fund.

As a commodity pool, the Trust has large cash positions. Such cash positions are used to pay margin for the trading of futures, forwards and options, and also to pay redemptions. Generally, the Trust has not been forced to liquidate positions to fund redemptions. During the nine months ended September 30, 2021, the Trust was able to pay all redemptions.

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

Results of Operations for the Three Months Ended September 30, 2021

Series Returns and Other Information

The returns for each Series and Class of Units for the three months ended September 30, 2021 and 2020, and related information, are discussed below. The activities of the Trust on a consolidated basis are explained through the activity of the underlying Series. Please refer to the discussion of the Series activities in relation to the Trust on a consolidated basis.

Each Series had exposure to commodity interest positions within one or more sectors during the three months ended September 30, 2021 and 2020. The performance of each Series was impacted over the course of the periods by, among other things, the relative performance of the relevant sector or sectors and the commodities within those sectors, the changing allocations among, and the specific positions taken by the Series’ Trading Advisors in, the relevant sector(s) and commodities, and the timing of entries and exits. For certain of the Series, a sector attribution chart has been included at the end of the relevant discussion. Each chart depicts the performance of the relevant Series’ positions within each of the relevant sectors (determined by the Managing Owner using monthly gross return and NAV figures, with various adjustments to net out a proportional allocation of the fees and expenses chargeable to the Series) during the periods presented.

The swaps owned by Frontier Heritage Fund and Frontier Select Fund (through its investment in an unconsolidated trading company) were terminated effective May 30, 2020, and the swaps owned by Frontier Balanced Fund, Frontier Long/Short Commodity Fund and Frontier Diversified Fund were terminated effective December 21, 2020.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020.

Frontier Diversified Fund

The Frontier Diversified Fund— Class 1 NAV lost 1.71% and lost 10.28%, respectively, for the three months ended September 30, 2021 and 2020, net of fees and expenses; the Frontier Diversified Fund—Class 2 NAV lost 5.12% and lost 9.88%, respectively, for the three months ended September 30, 2021 and 2020, net of fees and expenses; the Frontier Diversified Fund—Class 3 NAV lost 5.07% and lost 9.83%, respectively, for the three months ended September 30, 2021 and 2020.

For the three months ended September 30, 2021, the Frontier Diversified Fund recorded total expenses of $30,831, net investments loss of $29,623, net realized/unrealized loss on investments of $138,874 and resulting in a net decrease in Owners’ capital from operations of $168,497. For the three months ended September 30, 2020, the Frontier Diversified Fund recorded total expenses of $54,338, net investments loss of $53,195, net realized/unrealized loss on investments of $524,226, and resulting in a net decrease in Owners’ capital from operations of $577,421.

Please see additional discussion under “Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020–Frontier Diversified Fund.”

Frontier Masters Fund

The Frontier Masters Fund—Class 1 NAV gained 0% and lost 15.78%, respectively, for the three months ended September 30, 2021 and 2020, net of fees and expenses; the Frontier Masters Fund —Class 2 NAV gained 2.15% and lost 15.41%, respectively, for the three months ended September 30, 2021 and 2020, net of fees and expenses; the Frontier Masters Fund—Class 3 NAV gained 2.21% and lost 15.35%, respectively, for the three months ended September 30, 2021 and 2020, net of fees and expenses.

For the three months ended September 30, 2021, the Frontier Masters Fund recorded total expenses of $12,715, net investment loss of $12,118, net realized/unrealized gain on investments of $29,393, and resulting in a net increase in Owners’ capital from operations of $17,275. For the three months ended September 30, 2020, the Frontier Masters Fund recorded total expenses of $22,724, net investment loss of $21,873, net realized/unrealized loss on investments of $213,673, and resulting in a net decrease in Owners’ capital from operations of $235,546.

Please see additional discussion under “Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020 –Frontier Masters Fund.”

Frontier Long/Short Commodity Fund

The Frontier Long/Short Commodity Fund—Class 2 NAV gained 0.61% and lost 2.23%, respectively, for the three months ended September 30, 2021 and 2020, net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 3 NAV gained 0.61% and lost 2.23%, respectively, for the three months ended September 30, 2021 and 2020, net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 1a NAV lost 0% and lost 2.50%, respectively, for the three months ended September 30, 2021 and 2020, net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 2a NAV gained 0.96% and lost 2.07%, respectively, for the three months ended September 30, 2021 and 2020, net of fees and expenses; the Frontier Long/Short Commodity Fund Class 3a NAV gained 1.01% and lost 1.98%, respectively, for the three months ended September 30, 2021 and 2020, net of fees and expenses.

For the three months ended September 30, 2021, the Frontier Long/Short Commodity Fund recorded total expenses of $10,211, net investment loss of $9,583, net realized/unrealized gain on investments of $19,324, and resulting in a net increase in Owners’ capital from operations of $9,741. For the three months ended September 30, 2020, the Frontier Long/Short Commodity Fund recorded total expenses of $7,975, net investment loss of $7,069, net realized/unrealized loss on investments of $21,438, and resulting in a net decrease in Owners’ capital from operations of $28,507.

Please see additional discussion under “Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020 –Frontier Long/Short Commodity Fund.”

Frontier Balanced Fund

The Frontier Balanced Fund—Class 1 NAV lost 1.45% and lost 8.61%, respectively, for the three months ended September 30, 2021 and 2020, net of fees and expenses; the Frontier Balanced Fund —Class 2 NAV lost 0.70% and lost 7.92%, respectively, for the three months ended September 30, 2021 and 2020, net of fees and expenses; the Frontier Balanced Fund—Class 2a NAV lost 0.66% and lost 7.95%, respectively, for the three months ended September 30, 2021 and 2020, net of fees and expenses; the Frontier Balanced Fund—Class 3a NAV lost 0.67% and lost 7.91%, respectively, for the three months ended September 30, 2021 and 2020, net of fees and expenses; the Frontier Balanced Fund—Class 1AP NAV lost 0.70% and lost 7.92%, respectively, for the three months ended September 30, 2021 and 2020, net of fees and expenses.

For the three months ended September 30, 2021, the Frontier Balanced Fund recorded total expenses of $232,235, net investment loss of $232,148, net realized/unrealized gain on investments of $106,003 and resulting in a net decrease in Owners’ capital from operations of $126,145. For the three months ended September 30, 2020, the Frontier Balanced Fund recorded total expenses of $208,014, net investment loss of $207,973, net realized/unrealized loss on investments of $883,217, and resulting in a net decrease in Owners’ capital from operations of $1,091,190.

Please see additional discussion under “Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020 –Frontier Balanced Fund.”

Frontier Select Fund

The Frontier Select Fund—Class 1 NAV gained 1.73% and lost 12.60%, respectively, for the three months ended September 30, 2021 and 2020, net of fees and expenses; the Frontier Select Fund —Class 2 NAV gained 2.49% and lost 11.93%,respectively, for the three months ended September 30, 2021 and 2020, net of fees and expenses; the Frontier Select Fund —Class 1AP NAV gained 2.49% and lost 11.93%, respectively, for the three months ended September 30, 2021 and 2020.

For the three months ended September 30, 2021, the Frontier Select Fund recorded total expenses of $24,125, net investment loss of $24,125, net realized/unrealized gain on investments of $53,589, and resulting in a net increase in Owners’ capital from operations of $29,464. For the three months ended September 30, 2020, the Frontier Select Fund recorded total expenses of $23,416, net investment loss of $23,416, net realized/unrealized loss on investments of $197,724, and resulting in a net decrease in Owners’ capital from operations of $221,410.

Please see additional discussion under “Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020 –Frontier Select Fund.”

Frontier Global Fund

The Frontier Global Fund—Class 1 NAV gained 1.95% and lost 14.38%, respectively, for the three months ended September 30, 2021 and 2020, net of fees and expenses; the Frontier Global Fund —Class 2 NAV gained 2.72% and lost 13.74%, respectively, for the three months ended September 30, 2021 and 2020, net of fees and expenses; the Frontier Global Fund —Class 1AP NAV lost 0% and lost 13.73%, respectively, for the three months ended September 30, 2021 and 2020.

For the three months ended September 30, 2021, the Frontier Global Fund recorded total expenses of $52,327, net investment loss of $52,327, net realized/unrealized gain on investments of $99,885, and resulting in a net increase in Owners’ capital from operations of $47,558. For the three months ended September 30, 2020, the Frontier Global Fund recorded total expenses of $65,458, net investment loss of $65,458, net realized/unrealized loss on investments of $438,033, and resulting in a net decrease in Owners’ capital from operations of $503,491.

Please see additional discussion under “Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020 –Frontier Global Fund.”

Frontier Heritage Fund

The Frontier Heritage Fund—Class 1 NAV gained 2.69% and lost 9.98%, respectively, for the three months ended September 30, 2021 and 2020, net of fees and expenses; the Frontier Heritage Fund—Class 2 NAV gained 3.47% and lost 9.29%, respectively for the three months ended September 30, 2021 and 2020, net of fees and expenses; the Frontier Heritage Fund—Class 1AP NAV gained 3.47% and lost 9.30%, respectively, for the three months ended September 30, 2021 and 2020.

For the three months ended September 30, 2021, the Frontier Heritage Fund recorded total expenses of $42,285, net investment loss of $42,285, net realized/unrealized gain on investment of $111,728, and resulting in a net increase in Owners’ capital from operations of $69,443. For the three months ended September 30, 2020, the Frontier Heritage Fund recorded total expenses of $40,939, net investment loss of $40,939, net realized/unrealized loss on investments of $208,793, and resulting in a net decrease in Owners’ capital from operations of $249,732, loss attributable to after non-controlling interests of $0.

Please see additional discussion under “Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020 –Frontier Heritage Fund.”

Nine months ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Frontier Diversified Fund

2021

The Frontier Diversified Fund—Class 1 NAV gained 5.06% and lost 34.25%, respectively, for the nine months ended September 30, 2021 and 2020, net of fees and expenses; the Frontier Diversified Fund—Class 2 NAV gained 2.29% and lost 33.38%, respectively, for the nine months ended September 30, 2021 and 2020, net of fees and expenses; the Frontier Diversified Fund—Class 3 NAV gained 2.48% and lost 33.25%, respectively, for the nine months ended September 30, 2021 and 2020.

For the nine months ended September 30, 2021, the Frontier Diversified Fund recorded total expenses of $102,664, net investment loss of $99,832, net realized/unrealized gain on investments of $232,563, and resulting in a net increase in Owners’ capital from operations of $132,731. For the nine months ended September 30, 2020, the Frontier Diversified Fund recorded total expenses of $228,128, net investment loss of $226,122, net realized/unrealized loss on investments of $3,020,047, and resulting in a net decrease in Owners’ capital from operations of $3,246,169.

The NAV per Unit, Class 1, decreased from $72.68 at December 31, 2020 to $0 as of September 30, 2021. The NAV per Unit, Class 2, increased from $88.95 at December 31, 2020 to $90.99 as of September 30, 2021. The NAV per Unit, Class 3 increased from $83.33 at December 31, 2020 to $85.39 as of September 30, 2021. Total Class 1 subscriptions and redemptions for the period were $0 and $161,099, respectively. Total Class 2 subscriptions and redemptions for the period were $6,000 and $82,184, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $937,750, respectively. Ending capital at September 30, 2021 was $0 for Class 1, $398,921 for Class 2 and $2,741,748 for Class 3. Ending capital at December 31, 2020 was $154,260 for Class 1, $466,224 for Class 2, and $3,562,487 for Class 3.

For the nine months ended September 30, 2021, Frontier Diversified Fund did not own a swap investment.

The Frontier Diversified Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors.

Three sectors which traded in the Frontier Diversified Fund were profitable in Q3 2021 and three were profitable YTD. Energies, Agriculturals and Stock Indices were profitable for Q3 2021 while Metals, Currencies and Interest Rates finished negative for the quarter. Energies, Agriculturals and Stock Indices were profitable YTD while Metals, Currencies and Interest Rates finished negative YTD.

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

For the nine months ended September 30, 2020, the Frontier Diversified Fund recorded total expenses of $228,128, net investment loss of $226,122, net realized/unrealized loss on investments of $3,020,047, and resulting in a net decrease in Owners’ capital from operations of $3,246,169. For the nine months ended September 30, 2019, the Frontier Diversified Fund recorded total expenses of $419,871, net investment loss of $412,327, net realized/unrealized gain on investments of $575,135, and resulting in a net increase in Owners’ capital from operations of $162,808. The NAV per Unit, Class 1, decreased from $101.10 at December 31, 2019 to $66.48 as of September 30, 2020. The NAV per Unit, Class 2, decreased from $121.58 at December 31, 2019 to $81.00 as of September 30, 2020. The NAV per Unit, Class 3 decreased from $113.61 at December 31, 2019 to $75.83 as of September 30, 2020. Total Class 1 subscriptions and redemptions for the period were $0 and $987,405, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $2,629,631, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $63,538, respectively. There were inter-class transfers of $987,405 from Class 1 to Class 3 for the period. Ending capital at September 30, 2020 was $141,090 for Class 1, $1,722,842 for Class 2 and $3,336,021 for Class 3. Ending capital at December 31, 2019 was $1,303,195 for Class 1, $5,600,851 for Class 2 and $5,095,574 for Class 3.

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

Doherty and Welton finished positive YTD. Aspect, Crabel, Emil Van Essen, Fort, H2O, John Locke, QIM and Quest were negative YTD.

Frontier Masters Fund

2021

The Frontier Masters Fund—Class 1 NAV gained 4.59% and lost 27.85%, respectively, for the nine months ended September 30, 2021 and 2020, net of fees and expenses; the Frontier Masters Fund —Class 2 NAV gained 11.19% and lost 27.11%, respectively, for the nine months ended September 30, 2021 and 2020, net of fees and expenses; the Frontier Masters Fund—Class 3 NAV gained 11.39% and lost 26.97%, respectively, for the nine months ended September 30, 2021 and 2020, net of fees and expenses.

For the nine months ended September 30, 2021, the Frontier Masters Fund recorded total expenses of $41,789, net investment loss of $39,360, net realized/unrealized gain on investments of $135,827, and resulting in a net increase in Owners’ capital from operations of $96,467. For the nine months ended September 30, 2020, the Frontier Masters Fund recorded total expenses of $86,666, net investment loss of $84,337, net realized/unrealized loss on investments of $419,560, and resulting in a net decrease in Owners’ capital from operations of $503,897.

The NAV per Unit, Class 1, decreased from $55.18 at December 31, 2020 to $0 as of September 30, 2021. The NAV per Unit, Class 2, increased from $67.54 at December 31, 2020 to $75.10 as of September 30, 2021. The NAV per Unit, Class 3, increased from $63.52 at December 31, 2020 to $70.76 as of September 30, 2021. Total Class 2 subscriptions and redemptions for the period were $1,000 and $74,449, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $210,731, respectively. There were inter-class transfers of $10,187 from Class 1 to Class 3 for the period. Ending capital at September 30, 2021 was $0 for Class 1, $216,000 for Class 2, and $589,814 for Class 3. Ending capital at December 31, 2020 was $9,740 for Class 1, $263,938 for Class 2, and $719,849 for Class 3.

The Frontier Masters Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, Hybrids and Commodities sectors.

Three of the six sectors which traded in the Frontier Masters Fund were profitable in Q3 2021 and three of the six were profitable YTD. Energies, Agriculturals and Stock Indices were profitable for Q3 2021 while Metals, Currencies and Interest Rates finished negative for the quarter. Energies, Agriculturals and Stock Indices were profitable YTD while Metals, Currencies and Interest Rates finished negative YTD.

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

For the nine months ended September 30, 2020, the Frontier Masters Fund recorded total expenses of $86,666, net investment loss of $84,337, net realized/unrealized loss on investments of $419,560, and resulting in a net decrease in Owners’ capital from operations of $503,897. For the nine months ended September 30, 2019, the Frontier Masters Fund recorded total expenses of $194,337, net investment loss of $189,996, net realized/unrealized loss on investments of $39,517, and resulting in a net decrease in Owners’ capital from operations of $229,483.

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

Frontier Long/Short Commodity Fund

2021

The Frontier Long/Short Commodity Fund—Class 2 NAV gained 15.24% and lost 0.23%, respectively, for the nine months ended September 30, 2021 and 2020, net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 3 NAV gained 15.23% and lost 0.28%, respectively, for the nine months ended September 30, 2021 and 2020, net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 1a NAV lost 0% and lost 1.65%, respectively, for the nine months ended September 30, 2021 and 2020, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 2a NAV gained 16.39% and lost 0.31%, respectively, for the nine months ended September 30, 2021 and 2020, net of fees and expenses; the Frontier Long/Short Commodity Fund Class 3a NAV gained 16.57% and lost 0.08%, respectively, for the nine months ended September 30, 2021 and 2020, net of fees and expenses.

For the nine months ended September 30, 2021, the Frontier Long/Short Commodity Fund recorded total expenses of $29,325, net investment loss of $26,394, net realized/unrealized gain on investments of $227,429, and resulting in a net increase in Owners’ capital from operations of $201,035. For the nine months ended September 30, 2020, the Frontier Long/Short Commodity Fund recorded total expenses of $25,694, net investment loss of $23,669, net realized/unrealized gain on investments of $22,699, and resulting in a net decrease in Owners’ capital from operations of $970.

The NAV per Unit, Class 2, increased from $85.99 as of December 31, 2020 to $99.09 at September 30, 2021. The NAV per Unit, Class 3, increased from $90.21 as of December 31, 2020 to $103.95 at September 30, 2021.The NAV per Unit, Class 2a, increased from $55.29 as of December 31, 2020 to $64.35 at September 30, 2021. The NAV per Unit, Class 3a, increased from $58.37 as of December 31, 2020 to $68.04 at September 30, 2021. Total Class 2 subscriptions and redemptions for the period were $0 and $7,313, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $69,099, respectively. Total Class 2a subscriptions and redemptions for the period were $0 and $4,963, respectively. Total Class 3a subscriptions and redemptions for the period were $0 and $22,944, respectively. Ending capital at September 30, 2021, is $31,967 for Class 2, $1,056,949 for Class 3, $93,140 for Class 2a and $227,963 for Class 3a.  Ending capital at December 31, 2020 is $34,273 for Class 2, $976,771 for Class 3, $84,857 for Class 2a, and $217,402 for Class 3a.

For the nine months ended September 30, 2021, Frontier Long/Short Commodity Fund did not own a swap investment.

The Frontier Long/Short Commodity Fund may have both long and short exposure to the Base Metals, Energies, Grains, Meats, Precious Metals, Financials and Softs sectors, although the majority of the exposure will typically be in the Energies, Metals and Softs sectors.

All of the seven sectors traded in the Frontier Long/Short Commodity Fund were profitable in Q3 2021 and all of the seven were profitable YTD. Energies, Base Metals, Grains, Softs, Meats, Precious Metals and Financials finished positive for the quarter. Energies, Base Metals, Grains, Softs, Meats, Precious Metals and Financials finished positive YTD.

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

For the nine months ended September 30, 2020, the Frontier Long/Short Commodity Fund recorded total expenses of $25,694, net investment loss of $23,669, net realized/unrealized gain on investments of $22,699, and resulting in a net decrease in Owners’ capital from operations of $970. For the nine months ended September 30, 2019, the Frontier Long/Short Commodity Fund recorded total expenses of $43,108, net investment loss of $41,280, net realized/unrealized loss on investments of $217,823, and resulting in a net decrease in Owners’ capital from operations of $259,103.

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

In terms of YTD performance, JE Moody and Welton were positive YTD while Emil Van Essen and Rosetta were negative YTD.

Frontier Balanced Fund

2021

The Frontier Balanced Fund—Class 1 NAV gained 5.87% and lost 38.74%, respectively, for the nine months ended September 30, 2021 and 2020, net of fees and expenses; the Frontier Balanced Fund —Class 2 NAV gained 8.28% and lost 37.35%, respectively, for the nine months ended September 30, 2021 and 2020, net of fees and expenses; the Frontier Balanced Fund —Class 2a NAV gained 8.35% and lost 37.34%, respectively, for the nine months ended September 30, 2021 and 2020, net of fees and expenses; the Frontier Balanced Fund —Class 3a NAV gained 8.35% and lost 37.32%, respectively, for the nine months ended September 30, 2021 and 2020, net of fees and expenses; the Frontier Balanced Fund —Class 1AP NAV gained 8.27% and lost 37.35%, for the nine months ended September 30, 2021 and 2020, net of fees and expenses.

For the nine months ended September 30, 2021, the Frontier Balanced Fund recorded total expenses of $651,038, net investment loss of $650,793, net realized/unrealized gain on investments of $1,385,814, and resulting in a net increase in Owners’ capital from operations of $735,021. For the nine months ended September 30, 2020, the Frontier Balanced Fund recorded total expenses of $769,168, net investment loss of $762,807, net realized/unrealized loss on investments of $7,365,607, and resulting in a net decrease in Owners’ capital from operations of $8,128,414.

The NAV per Unit, Class 1, increased from $79.93 as of December 31, 2020 to $84.62 at September 30, 2021. The NAV per Unit, Class 1AP, increased from $96.81 as of December 31, 2020 to $104.82 at September 30, 2021. The NAV per Unit, Class 2, increased from $130.54 as of December 31, 2020 to $141.34 at September 30, 2021. For Class 2a, the NAV per Unit increased from $113.20 as of December 31, 2020 to $122.65 at September 30, 2021. For Class 3a, the NAV per Unit increased from $112.81 as of December 31, 2020 to $122.23 at September 30, 2021. Total Class 1 subscriptions and redemptions for the period were $0 and $2,028,537, respectively. Total Class 1AP subscriptions and redemptions for the period were $0 and $51,153, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $501,213, respectively. Total Class 2a subscriptions and redemptions for the period were $0 and $57,662, respectively. Total Class 3a subscriptions and redemptions for the period were $0 and $67,043, respectively. Ending capital at September 30, 2021, was $7,933,315 for Class 1, $66,947 for Class 1 AP, $1,600,592 for Class 2, $57,105 for Class 2a and $481,733 for Class 3a. Ending capital at December 31, 2020, was $9,430,532 for Class 1, $108,053 for Class 1 AP, $1,958,169 for Class 2, $106,377 for Class 2a and $507,148 for Class 3a.

For the nine months ended September 30, 2021, Frontier Balanced Fund did not own a swap investment.

The Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Three of the six sectors which traded in the Frontier Balanced Fund were profitable in Q3 2021 and three of the six were profitable YTD. Energies, Agriculturals and Stock Indices were profitable for the quarter while Metals, Currencies and Interest Rates finished negative for the quarter. Energies, Agriculturals and Stock Indices were profitable YTD while Metals, Currencies and Interest Rates finished negative YTD.

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

For the nine months ended September 30, 2020, For the nine months ended September 30, 2020, the Frontier Balanced Fund recorded total expenses of $769,168, net investment loss of $762,807, net realized/unrealized loss on investments of $7,365,607, and resulting in a net decrease in Owners’ capital from operations of $8,128,414.

For the nine months ended September 30, 2019, the Frontier Balanced Fund recorded total expenses of $1,256,678, net investment loss of $1,220,176, net realized/unrealized gain on investments of $1,056,365 and resulting in a net decrease in Owners’ capital from operations of $163,811.

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

Welton and Wimmer Horizon were positive YTD while Aspect, Crabel, Doherty, Emil Van Essen, Fort, H2O, John Locke and QIM were negative YTD.

Frontier Select Fund

2021

The Frontier Select Fund—Class 1 NAV gained 14.97% and lost 19.84%, respectively, for the nine months ended September 30, 2021 and 2020, net of fees and expenses; the Frontier Select Fund —Class 2 NAV gained 17.59% and lost 18.03%, respectively, for the nine months ended September 30, 2021 and 2020, net of fees and expenses; the Frontier Select Fund—Class 1AP NAV gained 17.58% and lost 18.22%, respectively, for the nine months ended September 30, 2021 and 2020.

For the nine months ended September 30, 2021, the Frontier Select Fund recorded total expenses of $70,732, net investment loss of $70,732, net realized/unrealized gain on investments of $304,970, and resulting in a net increase in Owners’ capital from operations of $234,238. For the nine months ended September 30, 2020, the Frontier Select Fund recorded total expenses of $93,908, net investment loss of $93,908, net realized/unrealized loss on investments of $350,073, and resulting in a net decrease in Owners’ capital from operations of $443,981.

The NAV per Unit, Class 1, increased from $58.55 as of December 31, 2020 to $67.32 at September 30, 2021. The NAV per Unit, Class 1AP, increased from $70.99 as of December 31, 2020 to $83.47 at September 30, 2021. The NAV per Unit, Class 2, increased from $94.20 as of December 31, 2020 to $110.77 at September 30, 2021. Total Class 1 subscriptions and redemptions for the period ended September 30, 2021, were $0 and $299,314, respectively. Total Class 1AP subscriptions and redemptions for the period ended September 30, 2021, were $0 and $656, respectively. Total Class 2 subscriptions and redemptions for the period ended September 30, 2021, were $0 and $3,281, respectively. Ending capital, at September 30, 2021, was $1,496,992 for Class 1, $10,811 for Class 1AP, and $76,312 for Class 2. Ending capital at December 31, 2020 was $1,575,328 for Class 1, $9,821 for Class 1AP, and $67,979 for Class 2.

For the nine months ended September 30, 2021, Frontier Select Fund did not own a swap investment.

The Frontier Select Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Three of the six sectors which traded in the Frontier Select Fund were profitable in Q3 2021 and three of the six were profitable YTD. Energies, Agriculturals and Stock Indices were profitable for the quarter while Metals, Currencies and Interest Rates finished negative for the quarter. Energies, Agriculturals and Stock Indices were profitable YTD while Metals, Currencies and Interest Rates finished negative YTD.

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

For the nine months ended September 30, 2020, the Frontier Select Fund recorded total expenses of $93,908, net investment loss of $93,908, net realized/unrealized loss on investments of $350,073, and resulting in a net decrease in Owners’ capital from operations of $443,981.

For the nine months September 30, 2019, the Frontier Select Fund recorded total expenses of $146,651, net investment loss of $146,656, net realized/unrealized gain on investments $463,062, and resulting in a net increase in Owners’ capital from operations of $316,406.

The NAV per Unit, Class 1, decreased from $66.56 as of December 31, 2019 to $53.35 at September 30, 2020. The NAV per Unit, Class 1AP, decreased from $78.51 as of December 31, 2019 to $64.20 at September 30, 2020. The NAV per Unit, Class 2, decreased from $103.94 as of December 31, 2019 to $85.20 at September 30, 2020. Total Class 1 subscriptions and redemptions for the period were $0 and $790,915, respectively. Total Class 1AP subscriptions and redemptions for the period were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $14,198, respectively. Ending capital, at September 30, 2020, was $1,495,959 for Class 1, $8,882 for Class 1AP, and $62,691 for Class 2. Ending capital, at December 31, 2019, was $2,715,051 for Class 1, $10,834 for Class 1AP, and $90,741 for Class 2.

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

Frontier Global Fund

2021

The Frontier Global Fund—Class 1 NAV gained 7.81% and lost 20.79%, respectively, for the nine months ended September 30, 2021 and 2020, net of fees and expenses; the Frontier Global Fund—Class 2 NAV gained 10.26% and lost 18.98%, respectively, for the nine months ended September 30, 2021 and 2020, net of fees and expenses; the Frontier Global Fund—Class 1AP NAV lost 0% and lost 18.80%, respectively, for the nine months ended September 30, 2021 and 2020.

For the nine months ended September 30, 2021, the Frontier Global Fund recorded total expenses of $165,067, net investment loss of $165,067, net realized/unrealized gain on investments of $380,812, and resulting in a net increase in Owners’ capital from operations of $215,145. For the nine months ended September 30, 2020, the Frontier Global Fund recorded total expenses of $231,358, net investment loss of $231,358, net realized/unrealized loss on investments of $524,909, and resulting in a net decrease in Owners’ capital from operations of $756,267.

The NAV per Unit, Class 1, increased from $110.90 at December 31, 2020 to $119.56 as of September 30, 2021. The NAV per Unit, Class 2, increased from $167.56 at December 31, 2020 to $184.75 as of September 30, 2021. Total Class 1 subscriptions and redemptions for the period ended were $0 and $445,629, respectively. Total Class 2 subscriptions and redemptions for the period ended were $0 and $5,000, respectively. Ending capital at September 30, 2021 was $2,492,688 for Class 1 and $202,477 for Class 2. Ending capital at December 31, 2020 was $2,741,972 for Class 1 and $188,677 for Class 2.

Frontier Global Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Four of the six sectors which traded in the Frontier Global Fund were profitable in Q3 2021 and four of the six were profitable YTD. Energies, Agriculturals, Metals and Stock Indices were profitable for the quarter while Currencies and Interest Rates finished negative for the quarter. Energies, Agriculturals, Metals and Stock Indices were profitable YTD while Currencies and Interest Rates finished negative YTD.

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

For the nine months ended September 30, 2020, the Frontier Global Fund recorded total expenses of $231,358, net investment loss of $231,358, net realized/unrealized loss on investments of $524,909, and resulting in a net decrease in Owners’ capital from operations of $756,267. For the nine months ended September 30, 2019, the Frontier Global Fund recorded total expenses of $386,195, net investment loss of $386,197, net realized/unrealized gain on investments of $1,324,354, and resulting in a net increase in Owners’ capital from operations of $938,157.

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

Frontier Heritage Fund

2021

The Frontier Heritage Fund—Class 1 NAV gained 16.75% and lost 10.92%, respectively, for the nine months ended September 30, 2021 and 2020 net of fees and expenses; the Frontier Heritage Fund—Class 2 NAV gained 19.40% and lost 8.91%, respectively, for the nine months ended September 30, 2021 and 2020, net of fees and expenses; the Frontier Heritage Fund—Class 1AP NAV gained 19.40% and lost 8.43%, respectively, for the nine months ended September 30, 2021 and 2020.

For the nine months ended September 30, 2021, the Frontier Heritage Fund recorded total expenses of $125,859, net investment loss of $125,859, net realized/unrealized gain on investments of $516,625, and resulting in a net increase in Owners’ capital from operations of $390,766. For the nine months ended September 30, 2020, the Frontier Heritage Fund recorded total expenses of $134,838, net investment loss of $134,838, net realized/unrealized loss on investments of $37,942, and resulting in a net decrease in Owners’ capital from operations of $268,694, after non-controlling interests of $95,914.

The NAV per Unit, Class 1, increased from $96.10 as of December 31, 2020 to $112.20 at September 30, 2021. The NAV per Unit, Class 1AP, increased from $116.50 as of December 31, 2020 to $139.10 at September 30, 2021. The NAV per Unit, Class 2, increased from $155.92 as of December 31, 2020 to $186.17 at September 30, 2021. Total Class 1 subscriptions and redemptions for the period were $0 and $182,668, respectively. Total Class 1AP subscriptions and redemptions for the period were $0 and $1,100, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $1,000, respectively. Ending capital, at September 30, 2021, was $2,335,536 for Class 1, $8,874 for Class 1AP and $246,870 for Class 2. Ending capital at December 31, 2020 was $2,169,152 for Class 1, $8,460 for Class 1AP, and $207,670 for Class 2.

For the nine months ended September 30, 2021, Frontier Heritage Fund did not own a swap investment.

The Frontier Heritage Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Three of the six sectors which traded in the Frontier Heritage Fund were profitable in Q3 2021 and three of the six were profitable YTD. Energies, Agriculturals and Stock Indices were profitable for the quarter while Metals, Currencies and Interest Rates finished negative for the quarter. Energies, Agriculturals and Stock Indices were profitable YTD while Metals, Currencies and Interest Rates finished negative YTD.

In terms of major CTA performance, Aspect Capital and Welton were positive for Q3 2021. No CTA’s were negative for the quarter. Welton and Aspect Capital were positive YTD while no CTA’s finished negative YTD.

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

For the nine months ended September 30, 2020, the Frontier Heritage Fund recorded total expenses of $134,838, net investment loss of $134,838, net realized/unrealized loss on investments of $37,942, and resulting in a net decrease in Owners’ capital from operations of $268,694, after non-controlling interests of $95,914. For the nine months ended September 30, 2019, the Frontier Heritage Fund recorded total expenses of $162,062, net investment loss of $162,068, net realized/unrealized gain on investments of $637,595, and resulting in a net increase in Owners’ capital from operations of $435,283, after non-controlling interests of $40,244.

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

Value at Risk by Market Sectors

The following tables present the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of September 30, 2021 and December 31, 2020. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

DOMESTIC EXPOSURE

Frontier Balanced Fund:

	September 30, 2021		December 31, 2020
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
MARKET SECTOR
Interest Rates	$19,938	0.20%	$6,095	0.05%
Currencies	803,228	7.92%	324,038	2.68%
Stock Indices	11,521	0.11%	-	0.00%
Metals	122,613	1.21%	87,332	0.72%
Agriculturals/Softs	45,068	0.44%	275,253	2.27%
Energy	122,890	1.21%	-	0.00%
Total:	$1,125,258	11.10%	$692,718	5.72%

The swaps owned by Frontier Heritage Fund and Frontier Select Fund (through its investment in an unconsolidated trading company) were terminated effective May 30, 2020, and the swaps owned by Frontier Balanced Fund, Frontier Long/Short Commodity Fund and Frontier Diversified Fund were terminated effective December 21, 2020.

Value at Risk: Foreign Markets

The following tables present the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of September 30, 2021 and December 31, 2020. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

FOREIGN EXPOSURE

Frontier Balanced Fund

	September 30, 2021		December 31, 2020
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
MARKET SECTOR
Interest Rates	$658,503	6.49%	$282,145	2.33%
Currencies	47,750	0.47%	20,954	0.17%
Stock Indices	25,952	0.26%	8,652	0.07%
Agriculturals/Softs	183,609	1.81%	131,914	1.09%
Total:	$915,814	9.03%	$443,665	3.66%

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of September 30, 2021, by market sector.

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

Frontier Master Fund Class 1 was closed as of April 1, 2021 and Frontier Diversified Fund Class 1 was closed as of July 21, 2021.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chairman and Chief Financial Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), for the Trust and each Series as of September 30, 2021 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can only provide reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon their evaluation, the Chairman and Chief Financial Officer of the Managing Owner concluded that, as of the Evaluation Date, the disclosure controls and procedures for the Trust and each Series were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust and each Series required to be included in the Trust’s periodic SEC filing.

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

Management assessed the effectiveness of the internal control over financial reporting for the Trust and each Series as of September 30, 2021, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 report entitled Internal Control-Integrated Framework.

Based on that assessment, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that the Trust maintained effective internal control over financial reporting as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting for the quarter ended September 30, 2021.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding the sale of unregistered Units by the Trust for the three months ended September 30, 2021. The number of Units listed below for each transaction is the aggregate number of Units in the particular Series of the Trust purchased in such transaction. The consideration listed below for each transaction is, except as otherwise noted, the aggregate amount of cash paid for the Units purchased. For each transaction reported below, the price per Unit was NAV per Unit at the time of the transaction and the Managing Owner of the Trust was the purchaser of the Units. No underwriting discount or sales commission was paid or received with respect to any of the transactions reported below. The Trust claims an exemption from registration of each of the transactions listed below under Section 4(a)(2) of the Securities Act of 1933, as amended, as a sale by an issuer not involving a public offering.

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

Frontier Funds
(Registrant)

Date: November 15, 2021	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: November 15, 2021	By:	/s/ Patrick F. HART III
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Balanced Fund,
a Series of Frontier Funds
(Registrant)

Date: November 15, 2021	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: November 15, 2021	By:	/s/ Patrick F. HART III
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Heritage Fund,
a Series of Frontier Funds
(Registrant)

Date: November 15, 2021	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: November 15, 2021	By:	/s/ Patrick F. HART III
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Global Fund
a Series of Frontier Funds
(Registrant)

Date: November 15, 2021	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: November 15, 2021	By:	/s/ Patrick F. HART III
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Select Fund,
a Series of Frontier Funds (Registrant)

Date: November 15, 2021	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: November 15, 2021	By:	/s/ Patrick F. HART III
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Long/Short Commodity Fund, a Series of Frontier Funds (Registrant)

Date: November 15, 2021	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: November 15, 2021	By:	/s/ Patrick F. HART III
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Diversified Fund,
a Series of Frontier Funds
(Registrant)

Date: November 15, 2021	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: November 15, 2021	By:	/s/ Patrick F. HART III
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Masters Fund,
a Series of Frontier Funds
(Registrant)

Date: November 15, 2021	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: November 15, 2021	By:	/s/ Patrick F. HART III
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds