Form 10-K
period 2021-12-31
Frontier Funds; Frontier Heritage Fund; Frontier Masters Fund; Frontier Select Fund; Frontier Long/Short Commodity Fund; Frontier Diversified Fund; Frontier Balanced Fund; Frontier Global Fund
filed 2022-04-15
CIK 1261379, 1389123, 1450722, 1389125, 1389128, 1450720, 1389122, 1389124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The Frontier Funds’ units of beneficial interest are not traded on any market and, accordingly, do not have an aggregate market value. Units outstanding as of December 31, 2021 were: 36,021 for the Frontier Diversified Fund, 14,839 for the Frontier Long/Short Commodity Fund, 10,527 for the Frontier Masters Fund, 105,488 for the Frontier Balanced Fund, 21,857 for the Frontier Select Fund, 18,686 for the Frontier Global Fund and 21,682 for the Frontier Heritage Fund.

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF DECEMBER 31, 2021, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

i

Summary of Risk Factors

An investment in the Units of each Series is subject to a number of risks of which you should be aware before making an investment decision. The following summary should not be considered an exhaustive summary of the material risks facing the Trust, and it should be read in conjunction with the “Risk Factors” section and the other information contained in this Form 10-K.

Structural Risks

●	The Trust, the Trading Companies and the Galaxy Plus entities are not registered investment companies.

●	Certain restrictions on redemption and transfer of the Units apply, redemptions may be temporarily suspended, and a substantial number of redemption requests in a short period may result in losses.

●	Unitholders have limited rights, including not being able to review any Series’ holdings on a daily basis, cannot prevent the Trust from taking actions which could cause losses, and will not be aware of changes to trading programs or investments into, or divestments from, any Galaxy Plus entities.

●	The Managing Owner may allocate nominal assets in respect of a Series in excess of its Net Asset Value, and it may adjust the leverage employed by a Trading Advisor in its sole discretion.

●	Each Series may be charged substantial fees and expenses regardless of profitability, including indirect fees and expenses associated with derivative instruments.

●	The failure by one or more of a Series’ counterparties could result in a substantial loss of such Series’ assets.

●	There are certain risks associated with investments in series LLCs (such as certain of the Trading Companies and the Galaxy Plus entities), and certain conflicts of interest exist in the structure and operation of the Trust.

●	The Managing Owner is leanly staffed and relies heavily on its key personnel to manage the Trust’s trading activities, and the loss of such personnel could adversely affect the Trust. Unitholders do not have privity of contract with service providers to the Trust or any Series, including the Trading Advisors.

Risks Relating to Trading and the Markets

●	The Trading Advisors may trade in futures, options, and swaps, each of which carry distinct risks.

●	The trading on behalf of each Series will be margined, which means that sharp declines in prices could lead to large losses.

●	Trading on unregulated or foreign exchanges involves risks that trading on regulated or U.S. exchanges does not, such as lack of investor protection regulation, possible government intervention, relatively new markets and exchange-rate exposure.

●	The Trading Advisors’ positions may be concentrated from time to time, which may render each Series susceptible to larger losses than if the positions were more diversified.

●	Turnover in each Series’ portfolio may be high which could result in higher brokerage commissions and transaction fees and expenses.

●	There are certain risks associated with the Trust’s investment in U.S. government debt securities, including market risk, interest rate risk and credit risk.

●	Investments in reference programs through a swap or other derivative instrument may not always replicate exactly the performance of the relevant CTA trading program(s).

Risks Relating to the Trading Advisors

●	There are disadvantages to making trading decisions based on technical analysis and fundamental analysis.

●	Increased competition from other systematic traders could reduce the Trading Advisors’ profitability.

●	The incentive fees could be an incentive to the Trading Advisors to make riskier investments.

●	The risk management approaches of one or all of the Trading Advisors may not be fully effective, and a Series may incur losses.

●	Increases in assets under management of any of the Trading Advisors could lead to diminished returns.

●	Each Series relies on its Trading Advisor(s) for success, and if a Trading Advisor’s trading is unsuccessful, the Series may incur losses.

●	The Managing Owner’s allocation of the Trust’s assets among Trading Advisors may result in less than optimal performance by the Trust.

●	Each Trading Advisor advises other clients and may achieve more favorable results for its other accounts.

●	The Managing Owner places significant reliance on the Trading Advisors and their key personnel; the loss of such personnel could adversely affect a Series.

●	The success of each Series depends on the ability of the personnel of its Trading Advisor(s) to accurately implement their trading systems, and any failure to do so could subject a Series to losses.

●	Stop-loss orders may not prevent large losses.

Risks Relating to the Galaxy Plus Platform

●	The success of each Series depends on the performance of the Galaxy Plus entities in which each Series invests.

●	The Galaxy Plus Platform is recently established and has a limited operating history and the Galaxy Plus entities have limited or no operating history or track record.

●	A Series may incur losses related to other investors’ large redemptions from, or investments into, a Galaxy Plus entity.

●	The Galaxy Plus Platform operates independently from each Series, the Trust and the Managing Owner, and the Managing Owner will have no control over, or involvement in, the operation and administration of the commodity pools.

●	The Galaxy Plus Platform and New Hyde Park Alternative Funds, LLC (“New Hyde Park”) may limit the ability of a Series to invest in, or divest from, a Galaxy Plus entity. New Hyde Park replaced Gemini Alternative Funds, LLC as the Galaxy Plus sponsor on February 1, 2021.

●	Cessation of, or changes to, the operation of the Galaxy Plus Platform could adversely impact the performance of a Series.

●	Investment in Galaxy Plus entities presents operational, administrative risk to each Series.

●	The use of multiple Trading Advisors may result in offsetting or opposing trading positions and may also require one Trading Advisor to fund the margin requirements of another Trading Advisor.

●	The Trading Advisors’ trading programs bear some similarities and, therefore, may lessen the benefits to the Series which have multiple Trading Advisors.

Operating Risks

●	The Managing Owner may allocate notional assets in respect of a Series that are in excess of the net asset value of such Series.

●	Differing levels of fees received may create an incentive for the Managing Owner to favor certain Series over others.

●	The Managing Owner may terminate, replace and/or add Trading Advisors in its sole discretion which may disrupt trading, adversely affecting the net asset value of a Series.

Taxation and Benefits Risks

●	You may have tax liability attributable to your investment in a series even if you have received no distributions and redeemed no units, and even if the series generated an economic loss, you may be subject to tax on gains that the Trust never realizes, and you will likely recognize short-term capital gain.

●	Partnership treatment is not assured, and if the Trust or any Series is not treated as a Partnership, you could suffer adverse tax consequences.

●	The IRS could challenge allocations of recognized gains to Unitholders who redeem.

●	The IRS could take the position that deductions for certain Trust expenses are subject to various limitations.

●	The investment of Benefit Plan Investors may be limited and/or subject to mandatory redemption in certain circumstances.

●	Foreign investors may face exchange rate risk and local tax consequences.

Regulatory Risks

●	Regulation of the commodity interest markets is extensive and constantly changing; future regulatory developments are impossible to predict, but may significantly and adversely affect the Trust.

●	The Series, the Trading Companies or Galaxy Plus entities are subject to speculative position limits.

●	CFTC registrations could be terminated which could adversely affect the Trust or a Series.

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

The Trust, with respect to each Series:

●	engages in the speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts), and may, from time to time, engage in cash and spot transactions;

●	allocates funds to a limited liability trading company or companies affiliated with the Managing Owner (“Trading Company” or “Trading Companies”) or to an unaffiliated series limited liability company (“Galaxy Plus entities” or “Galaxy Plus entity”), each of which has one-year renewable contracts with its own independent trading advisor(s) (each a “Trading Advisor”) that will manage all or a portion of the applicable Trading Company’s or Galaxy Plus entity’s assets, and make the trading decisions for the assets of each Series vested in such Trading Company or Galaxy Plus entity. The assets of each Trading Company and Galaxy Plus entity will be segregated from the assets of the other Trading Companies and Galaxy Plus entities.

●	maintains separate, distinct records for each Series, and accounts for the assets of each Series separately from the other Series;

●	calculates the Net Asset Value (“NAV”) of its Units for each Series separately from the other Series;

●	has an investment objective of increasing the value of each Series’ Units over the long term (capital appreciation), while managing risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments;

●	maintains each Series of Units in three to seven sub-classes—Class 1, Class 1AP, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1a Units of Frontier Diversified Fund or Frontier Masters Fund or Class 1 Units of Frontier Long/Short Commodity Fund are charged a service fee of up to two percent (2.0%) annually of the NAV (or the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to two percent (2.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to two percent (2.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. Investors who have purchased Class 1 or Class 1a Units of Frontier Balanced Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Global Fund are charged a service fee of up to three percent (3.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 and Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to two percent (2.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to selling agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Frontier Diversified Fund, and Frontier Masters Fund or Class 2a Units of the Frontier Long/Short Commodity Fund sold) until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series. Class 1AP was created as a sub-class of Class 1 and it has been presented separately because the fees applicable to it are different from those applicable to Class 1. Currently the service fee is not charged to Class 1AP investors. The Managing Owner may also pay selling agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such selling agents; and

●	all payments made to selling agents who are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and their associated persons that constitute underwriting compensation will be subject to the limitations set forth in Rule 2310(b)(4)(B)(ii) (formerly Rule 2810(b)(4)(B)(ii)) of the Conduct Rules of FINRA (“Rule 2310”). An investor’s Class 1 Units or Class 2 Units of any Series, or Class 1a Units or Class 2a Units of the Frontier Long/Short Commodity Fund or Frontier Balanced Fund will be classified as Class 3 or Class 3a Units of such Series, as applicable, when the Managing Owner determines that the fee limitation with respect to such Units has been reached or will be reached. The service fee limit applicable to each unit sold is reached upon the earlier of when (i) the aggregate initial and ongoing service fees received by the selling agent with respect to such unit equals 9% of the purchase price of such unit or (ii) the aggregate underwriting compensation (determined in accordance with FINRA Rule 2310) paid in respect of such unit totals 10% of the purchase price of such unit. No service fees are paid with respect to Class 3 or Class 3a Units. Units of any Class in a Series may be redeemed, in whole or in part, on a daily basis, at the then current NAV per Unit for such Series on the day of the week after the date the Managing Owner is in receipt of a redemption request for at least one (1) business day to be received by the Managing Owner prior to 4:00 PM in New York.

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

As of December 31, 2021, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into two separate Classes—Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund and Frontier Heritage Fund separates Units into a maximum of three separate Classes—Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Global Fund separates Units into a maximum of two separate Classes—Class 1 and Class 2. The Trust, with respect to the Frontier Balanced Fund separates Units into a maximum of five separate Classes—Class 1, Class 1AP, Class 2, Class 2a and Class 3a. The Trust, with respect to the Frontier Long/Short Commodity Fund separates Units into a maximum of four separate Classes—Class 2a, Class 2, Class 3a and Class 3. For those Series that invest in Galaxy Plus, approximately 30-70% of those Series assets are used to support the margin requirements of the Master Funds. The remaining assets of the Series are split between investments in Trading Companies and a pooled cash management account that invests primarily in U.S. Treasury securities. For those Series that do not invest in Galaxy Plus, their assets are split between investments in Trading Companies and investments in the pooled cash management account. Frontier Masters Fund Class 1 was closed effective April 1, 2021. Frontier Diversified Fund Class 1 was closed effective July 21, 2021.

As of December 31, 2021, Frontier Global Fund has invested a portion of its assets in a single Trading Company and a single Galaxy Plus entity, and further, a single Trading Advisor manages 100% of the assets invested in such Trading Company and Galaxy Plus entity. Each of the remaining Series has invested a portion of its assets in several different Trading Companies or Galaxy Plus entities and one or more Trading Advisors may manage the assets invested in such Trading Companies or Galaxy Plus entities.

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

As of December 31, 2021, the trading system of each of the major Trading Advisors and the means by which the Series access those Trading Advisors were as follows:

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

Effective January 4, 2021, Volt Capital Management accessed through Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC became a new commodity trading advisor for Frontier Long Short Commodity Fund.

As of December 31, 2021, the allocation of the assets of each applicable Series of the Trust among the Trading Advisors was as follows:

Allocation as of December 31, 2021 (expressed as a percentage of aggregate notional exposure to commodity trading programs)

Advisor	Frontier Diversified Fund	Frontier Long/Short Commodity Fund	Frontier Masters Fund	Frontier Balanced Fund	Frontier Select Fund	Frontier Global Fund	Frontier Heritage Fund
Aspect Capital Limited	29%	-	55%	21%	-	100%	81%
Fort, L.P.	28%	-	-	17%	-	-	-
Volt Diversified Alpha Fund	-	30%	-	-	-	-	-
John Locke Investments SA	9%	-	25%	14%	51%	-	-
Quantitative Investment Management, LLC	9%	-	-	12%	-	-	-
Quest Partners LLC	16%	-	-	11%	-	-	-
Rosetta Capital Management, LLC	-	46%	-	-	-	-	-
Welton Investment Partners LLC	9%	24%	20%	14%	49%	-	19%
Wimmer Horizon	-	-	-	11%	-	-	-

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

Certain of the trading companies and Galaxy Plus entities may be organized as series limited liability companies. This means that, under the Delaware Limited Liability Company Act, the assets of one series are not available to pay the liabilities of another series or the trading company as a whole. This statute has not been tested in a court of law in the United States. In the event series limited liability is not enforceable, a segregated series could be obligated to pay the liabilities of another series or the trading company. In addition, each of the Trust’s Series is subject to, and invests a portion of its assets in Galaxy Plus entities that are subject to, risks related to the operation and administration of the Galaxy Plus Platform by officers and employees of New Hyde Park.

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

A portion of each Series’ assets may be used to enter into principal-to-principal OTC derivative contracts, including swaps, which are individually negotiated by the parties and priced by the counterparty and may include fees and expenses that are accounted for in the pricing under the applicable contract. Such indirect embedded expenses may not be identifiable or enumerated explicitly in confirms or other transaction documentation. Each Series may pay a fee to a counterparty in respect of any swap or derivative instruments of up to 0.50% of the notional amount of such swap or derivative instrument. Any management fee or incentive fees embedded in a swap or other derivative instrument may be greater or less than the management fee or incentive fees that would otherwise be charged to the Series by the Managing Owner. During the periods covered in this report, none of the Series owned a derivative instrument or swap.

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

From  time to time, certain Series may invest in reference programs through total return swaps. Such swaps reference an index comprised of shares in segregated investment portfolios directed by CTAs selected by the Managing Owner. It is possible that the underlying index in respect of any swap owned by a Series may not fully replicate the performance of the relevant CTA programs in respect of other accounts traded by such CTAs. Further, the calculation of the underlying index for such swaps may include a deduction for a fee payable to the swap counterparty. Each of these deductions will mean that the return of such investment will be less than would be the case if no fees were deducted. During the periods covered by this report, no Series was invested in any derivative instruments including swaps.

Our investments and operations are subject to the risk of a potential public health crisis.

A public health crisis, pandemic, epidemic or outbreak of a contagious disease, such as the recent global outbreak of a disease caused by a novel and highly contagious form of coronavirus (COVID-19), could have an adverse impact on global, national and local economies, which in turn could negatively impact the Series. An outbreak such as COVID-19, and the reactions to such an outbreak, are expected to adversely affect the performance of the U.S. and global economies, including due to market volatility, market and business uncertainty and closures, supply chain and travel interruptions, the need for employees to work at external locations and extensive medical absences among the workforce. Disruptions to commercial activity relating to the imposition of quarantines, stay-at-home orders or travel restrictions (or more generally, a failure of containment efforts) may adversely impact the Series’ investments. In addition, such restrictions may significantly impair the ability of the Trading Advisors’ personnel to travel in connection with potential or existing investments of the Series, which could negatively impact the ability of such Trading Advisors to effectively identify, monitor, operate and dispose of investments.

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

The assets of each Series are substantially invested in Galaxy Plus entities, and accordingly, each Series’ performance depends substantially upon the performance of each such Galaxy Plus entity. Factors that may significantly affect a Galaxy Plus entity’s performance include the investment strategies selected for it by New Hyde Park and/or such Galaxy Plus entity’s trading advisor in their sole discretion, the Galaxy Plus entity’s adherence to the selected strategies, the effectiveness of such strategies and the specific trading activities of the Galaxy Plus entity’s trading advisor, including the trading advisor’s selection of financial instruments. Each Galaxy Plus entity is advised by an independent trading advisor. As a result, many of the risks outlined above with respect to the Trading advisors of each Series will also apply to the trading advisors of each Galaxy Plus entity.

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

The Galaxy Plus Platform operates independently from each Series, the Trust and the Managing Owner.

The commodity pools on the Galaxy Plus Platform operate independently from each Series, the Trust and the Managing Owner. The Managing Owner will have no control over, or involvement in, the operation and administration of the commodity pools. New Hyde Park, as the sponsor of the commodity pools, may make operational and administrative decisions that could adversely affect the performance of the commodity pool and the value of a Series’ investment in the commodity pool.

The Galaxy Plus Platform and New Hyde Park may limit the ability of a Series to invest in, or divest from, a Galaxy Plus entity.

The Galaxy Plus Platform and/or its Sponsor will have the ability to restrict investments into, or divestments from, any of the commodity pools on the Galaxy Plus Platform. The success of each Series depends upon the ability to select Trading Advisors in the Galaxy Plus Platform through investments into, or divestments from, one or more commodity pools. If investments into or out of a commodity pool are limited or restricted by the Galaxy Plus Platform and/or its Sponsor, New Hyde Park, the performance of a Series may be adversely affected.

Cessation of, or changes to, the operation of the Galaxy Plus Platform could adversely impact the performance of a Series.

Unlike the Trading Companies managed by the Managing Owner, the on-going business operations of the Galaxy Plus Platform are sponsored by New Hyde Park. If New Hyde Park ceases operating, or effects administrative or other changes to, the Galaxy Plus Platform, a Series may no longer be able to access one or more Trading Advisors available through commodity pools on the Galaxy Plus Platform. The inability to gain exposure to Trading Advisors through the Galaxy Plus Platform may materially affect the performance of a Series.

Investment in Galaxy Plus entities presents operational, administrative risk to each Series.

Each Series is subject to certain risks related to the operation and administration of the Galaxy Plus Platform by New Hyde Park as a result of its investment in one or more commodity pools on the Galaxy Plus Platform. The investment of each Series in a commodity pool may be adversely affected due to possible human error or fraud on the part of an employee or agent of New Hyde Park, prohibited trading activity by a commodity pool’s Trading Advisors due to a lack of internal controls or failed trading systems, New Hyde Park’s noncompliance with applicable laws, rules and regulations and external events such as service provider failure, hardware or software failure or acts of god.

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

The following table shows the number of Limited Owners and the number of Units outstanding in each Class of each Series as of December 31, 2021:

	Number of Limited Owners	Number of Units Outstanding
Frontier Diversified Fund (Class 2)	19	4199
Frontier Diversified Fund (Class 3)	117	31462
Frontier Long/Short Commodity Fund (Class 2)	6	234
Frontier Long/Short Commodity Fund (Class 2a)	9	1299
Frontier Long/Short Commodity Fund (Class 3)	78	9780
Frontier Long/Short Commodity Fund (Class 3a)	38	3333
Frontier Masters Fund (Class 2)	14	2775
Frontier Masters Fund (Class 3)	44	7639
Frontier Balanced Fund (Class 1)	496	90219
Frontier Balanced Fund (Class 1AP)	4	639
Frontier Balanced Fund (Class 2)	52	10688
Frontier Balanced Fund (Class 3a)	19	3166
Frontier Select Fund (Class 1)	175	21051
Frontier Select Fund (Class 1AP)	2	129
Frontier Select Fund (Class 2)	9	535
Frontier Global Fund (Class 1)	120	17600
Frontier Global Fund (Class 2)	4	939
Frontier Heritage Fund (Class 1)	127	20491
Frontier Heritage Fund (Class 1AP)	1	64
Frontier Heritage Fund (Class 2)	8	988

No Units are authorized for issuance by the Trust under equity compensation plans. During the year ended December 31, 2021, no unregistered Units were sold by the Trust. In addition, the Trust did not repurchase any Units under a formal repurchase plan. All Unit redemptions during the year ended December 31, 2021 were in the ordinary course of business. There have not been any purchases of units by the trust or any affiliated purchasers during the year ended December 31, 2021.

ITEM 6. RESERVED.

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At December 31, 2021, cash deposited at the clearing brokers was $801,700 for the Trust. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each month. Currently, with the Federal Funds target rate at 0.00 to 0.25%, this amount is estimated to be 0.00%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. Treasury bonds, U.S. Treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds and time deposits. Aggregate interest income from all sources, including US Treasury Securities assets net of premiums and cash held at clearing brokers, of up to 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Global Fund, Frontier Select Fund and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 2a and Class 3a), Frontier Masters Fund and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 100% of the interest is retained by the respective Series. The amount reflected in the financial statements for the Trust and Series are disclosed on a net basis. Due to some classes not exceeding the 2% paid to the Managing Owner, amounts earned by those classes may be zero.

Approximately 70% to 90% of the Trust’s assets are expected to be committed as required margin for futures contracts and forwards and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures broker pursuant to the CEA and regulations there under. The remaining approximately 10% to 30% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. federally chartered banks. As of December 31, 2021, total cash and cash equivalents held at banking institutions were $165,491 for the Frontier Diversified Fund, $40,528 for the Frontier Long/Short Commodity Fund, $76,703 for the Frontier Masters Fund, $188,010 for the Frontier Balanced Fund, $51,140 for the Frontier Select Fund, $128,021 for the Frontier Global Fund, and $48,839 for the Frontier Heritage Fund.

As a commodity pool, the Trust has large cash positions. Such cash positions are used to pay margin for the trading of futures, forwards and options, and also to pay redemptions. Generally, the Trust has not been forced to liquidate positions to fund redemptions. As of December 31, 2021, the redemptions payable were $20,299 for the Frontier Long/Short Commodity Fund, $20,382 for the Frontier Balanced Fund and $27,561 for the Frontier Global Fund During the year ended December 31, 2021, the Trust was able to pay all redemptions on a timely basis.

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

Results of Operations for the Twelve Months Ended December 31, 2021

Series Returns and Other Information

The returns for each Series and Class of Units for the twelve months ended December 31, 2021, and related information, are discussed below. The activities of the Trust on a consolidated basis are explained through the activity of the underlying Series. Please refer to the discussion of the Series activities in relation to the Trust on a consolidated basis.

Each Series had exposure to commodity interest positions within one or more sectors during fiscal 2021. The performance of each Series was impacted over the course of the year by, among other things, the relative performance of the relevant sector or sectors and the commodities within those sectors, the changing allocations among, and the specific positions taken by, the Series’ Trading Advisors in, the relevant sector(s) and commodities, and the timing of entries and exits. For each of the Series, a sector attribution chart has been included at the end of the relevant discussion. Each chart depicts the performance of the relevant Series’ positions within each of the relevant sectors (determined by the Managing Owner using monthly gross return and NAV figures, with various adjustments to net out a proportional allocation of the fees and expenses chargeable to the Series) during the fourth quarter (except as otherwise noted) and for the full calendar year. Charts depicting the performance of the various Series’ positions within each of the relevant sectors during the prior three quarters were included in the Trust’s quarterly reports on Form 10-Q previously filed.

Frontier Diversified Fund

2021

The Frontier Diversified Fund – Class 1 NAV gained 5.06% for the twelve months ended December 31, 2021, net of fees and expenses; the Frontier Diversified Fund – Class 2 NAV gained 0.03% for the twelve months ended December 31, 2021 net of fees and expenses; the Frontier Diversified Fund – Class 3 NAV gained 0.28% for the twelve months ended December 31, 2021 net of fees and expenses. For the twelve months ended December 31, 2021 the Frontier Diversified Fund recorded total expenses of $131,851, net investment loss of $127,301, net realized/unrealized gain on investments of $196,459 resulting in a net increase in owners’ capital from operations of $69,158. The NAV per Unit, Class 1, decreased from $72.68 at December 31, 2020, to $0 as of December 31, 2021. Class 1 was closed July 21, 2021. The NAV per Unit, Class 2, increased from $88.95 at December 31, 2020, to $88.98 as of December 31, 2021. The NAV per Unit, Class 3, increased from $83.33 at December 31, 2020, to $83.56 as of December 31, 2021. Total Class 1 subscriptions and redemptions for the period were $0 and $161,099, respectively. Total Class 2 subscriptions and redemptions for the period were $6,000 and $91,628, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $972,262, respectively. Ending capital at December 31, 2021, was $0 for Class 1, $381,517 for Class 2 and $2,651,623 for Class 3.

For the twelve months ended December 31, 2021, Frontier Diversified Fund did not own a swap investment.

The Frontier Diversified Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors.

Sector & Major Advisor Attribution for the Frontier Diversified Fund

Frontier Diversified Fund Class 1 Sector Attributions
Q4 2021 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2021
YTD

Frontier Diversified Fund Class 2 Sector Attributions
Q4 2021 and YTD
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2021
YTD

Frontier Diversified Fund Class 3 Sector Attributions
Q4 2021 and YTD
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2021
YTD

Frontier Diversified Fund Class 1 Major Advisors Performance
Q4 2021 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
Aspect Capital Ltd
Fort LP (GC)
John Locke
QIM
Quest Partners
Welton
Non-Major Advisors
Q4 2021
YTD

Frontier Diversified Fund Class 2 Major Advisors Performance
Q4 2021 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
Aspect Capital Ltd
Fort LP (GC)
John Locke
QIM
Quest Partners
Welton
Non-Major Advisors
Q4 2021
YTD

Frontier Diversified Fund Class 3 Major Advisors Performance
Q4 2021 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
Aspect Capital Ltd
Fort LP (GC)
John Locke
QIM
Quest Partners
Welton
Non-Major Advisors
Q4 2021
YTD

Two of the six sectors traded in the Frontier Diversified Fund were profitable in Q4 2021. Currencies and Stock Indices were positive while Metals, Energies, Agriculturals and Interest Rates were negative for the quarter.

Energies, Agriculturals and Stock Indices were positive year-to-date (“YTD”) while Metals, Currencies, and Interest Rates were negative YTD.

In terms of major CTA performance, one of the six major CTAs in the Frontier Diversified Fund were profitable in Q4 2021. Fort finished positive for the quarter. Aspect, John Locke, QIM, Quest and Welton finished negative for the quarter. In terms of YTD performance Aspect and Welton were positive YTD while Fort, John Locke, QIM and Quest were negative YTD.

Frontier Masters Fund

2021

The Frontier Masters Fund – Class 1 NAV gained 4.59% for the twelve months ended December 31, 2021, net of fees and expenses, the Frontier Masters Fund – Class 2 NAV gained 3.89% for the twelve months ended December 31, 2021, net of fees and expenses, the Frontier Masters Fund – Class 3 NAV gained 4.14% for the twelve months ended December 31, 2021, net of fees and expenses.

For the twelve months ended December 31, 2021 the Frontier Masters Fund recorded total expenses of $54,617, net investment loss of $51,476, net realized/unrealized gain on investments of $99,083 resulting in a net increase in owners’ capital from operations of $47,607. The NAV per Unit, Class 1, decreased from $55.18 at December 31, 2020, to $0 as of December 31, 2021. Class 1 was closed on April 1, 2021. The NAV per Unit, Class 2, increased from $67.54 at December 31, 2020, to $70.17 as of December 31, 2021. The NAV per Unit, Class 3 increased from $63.52 at December 31, 2020 to $66.15 as of December 31, 2021. Total Class 1 subscriptions and redemptions for the period were $0 and $0, respectively. Class 1 had $10,187 of inter-class transfers out. Total Class 2 subscriptions and redemptions for the period were $1,000 and $78,335, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $256,125, respectively. Class 3 had $10,187 of inter-class transfers in. Ending capital at December 31, 2021, was $0 for Class 1, $198,399 for Class 2 and $509,275 for Class 3.

For the twelve months ended December 31, 2021, Frontier Masters Fund did not own a swap investment.

The Frontier Masters Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, Hybrids and Commodities sectors.

Sector & Major Advisor Attribution for the Frontier Masters Fund

Frontier Masters Fund Class 1 Sector Attributions
Q4 2021 and YTD
7.00%
6.00%
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2021
YTD

Frontier Masters Fund Class 2 Sector Attributions
Q4 2021 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2021
YTD

Frontier Masters Fund Class 3 Sector Attributions
Q4 2021 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2021
YTD

Frontier Masters Fund Class 1 Major Advisors Performance
Q4 2021 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
Aspect Capital Ltd
John Locke
Welton
Q4 2021
YTD

Frontier Masters Fund Class 2 Major Advisors Performance
Q4 2021 and YTD
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
Aspect Capital Ltd
John Locke
Welton
Q4 2021
YTD

Frontier Masters Fund Class 3 Major Advisors Performance
Q4 2021 and YTD
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
Aspect Capital Ltd
John Locke
Welton
Q4 2021
YTD

Two of the six sectors traded in the Frontier Masters Fund were profitable in Q4 2021. Currencies and Stock Indices were positive while Metals, Energies, Agriculturals and Interest Rates were negative for the quarter.

Energies, Agriculturals and Stock Indices were positive YTD while Metals, Currencies, and Interest Rates were negative YTD.

In terms of major CTA performance, there were no CTA’s that finished positive for the quarter while Aspect, John Locke and Welton were negative during the quarter. In terms of YTD performance, Aspect and Welton were positive while John Locke was negative YTD.

Frontier Long/Short Commodity Fund

2021

The Frontier Long/Short Commodity Fund – Class 2 NAV gained 4.63% for the twelve months ended December 31, 2021, net of fees and expenses; the Frontier Long/Short Commodity Fund – Class 3 NAV gained 4.63% for the twelve months ended December 31, 2021, net of fees and expenses; the Frontier Long/Short Commodity Fund – Class 2a NAV gained 6.25% for the twelve months ended December 31, 2021, net of fees and expenses; the Frontier Long/Short Commodity Fund – Class 3a NAV gained 6.49% for the twelve months ended December 31, 2021, net of fees and expenses.

For the twelve months ended December 31, 2021, the Frontier Long/Short Commodity Fund recorded total expenses of $39,570, net investment loss of $35,848, net realized/unrealized gain on investments of $110,120, resulting in a net increase in owners’ capital from operations of $74,272. The NAV per Unit, Class 2, increased from $85.99 at December 31, 2020, to $89.97 as of December 31, 2021. The NAV per Unit, Class 3, increased from $90.21 at December 31, 2020, to $94.38 as of December 31, 2021.The NAV per Unit, Class 2a, increased from $55.29 at December 31, 2020, to $58.75 as of December 31, 2021. The NAV per Unit, Class 3a, increased from $58.37 at December 31, 2020, to $62.16 as of December 31, 2021. Total Class 2 subscriptions and redemptions for the period were $0 and $11,508, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $106,533, respectively. Total Class 2a subscriptions and redemptions for the period were $0 and $6,263, respectively. Total Class 3a subscriptions and redemptions for the period were $0 and $22,947, respectively. Ending capital at December 31, 2021, was $25,166 for Class 2, $923,058 for Class 3, $83,858 for Class 2a and $208,242 for Class 3a.

For the twelve months ended December 31, 2021, Frontier Long/Short Commodity Fund did not own a swap investment.

The Frontier Long/Short Commodity Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors, although the majority of the exposure will typically be in the Energies, Metals and Commodities sectors.

Sector & Major Advisor Attribution for the Frontier Long/Short Commodity Fund

Frontier Long/Short Commodity Fund Class 1A Sector Attributions
Q4 2021 and YTD
100.00%
90.00%
80.00%
70.00%
60.00%
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q4 2021
YTD

Frontier Long/Short Commodity Fund Class 2 Sector Attributions
Q4 2021 and YTD
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q4 2021
YTD

Frontier Long/Short Commodity Fund Class 2A Sector Attributions
Q4 2021 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q4 2021
YTD

Frontier Long/Short Commodity Fund Class 3 Sector Attributions
Q4 2021 and YTD
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q4 2021
YTD

Frontier Long/Short Commodity Fund Class 3A Sector Attributions
Q4 2021 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q4 2021
YTD

Frontier Long/Short Commodity Fund Class 1A
Major Advisors Performance
Q4 2021 and YTD
100.00%
90.00%
80.00%
70.00%
60.00%
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
Rosetta
Volt
Welton
Non-Major Advisors
Q4 2021
YTD

Frontier Long/Short Commodity Fund Class 2
Major Advisors Performance
Q4 2021 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Rosetta
Volt
Welton
Non-Major Advisors
Q4 2021
YTD

Frontier Long/Short Commodity Fund Class 2A
Major Advisors Performance
Q4 2021 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Rosetta
Volt
Welton
Non-Major Advisors
Q4 2021
YTD

Frontier Long/Short Commodity Fund Class 3
Major Advisors Performance
Q4 2021 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Rosetta
Volt
Welton
Non-Major Advisors
Q4 2021
YTD

Frontier Long/Short Commodity Fund Class 3A
Major Advisors Performance
Q4 2021 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Rosetta
Volt
Welton
Non-Major Advisors
Q4 2021
YTD

All of the seven sectors traded in the Frontier Long/Short Commodity Fund were negative in Q4 2021. Energies, Base Metals, Grains, Meats, Precious Metals, Softs and Financials finished negative for the quarter. There were no positive sectors for the quarter.

Energies, Base Metals, Grains, Meats, Precious Metals and Softs were positive YTD. Financials were negative YTD.

In terms of major CTA performance, no CTA’s finished positive for the quarter while Rosetta, Volt and Welton were negative for the quarter.

In terms of YTD performance, Welton was positive YTD while Rosetta and Volt were negative YTD.

Frontier Balanced Fund

2021

The Frontier Balanced Fund – Class 1 NAV gained 3.61% for the twelve months ended December 31, 2021, net of fees and expenses; The Frontier Balanced Fund – Class 1AP NAV gained 6.79% for the twelve months ended December 31, 2021, net of fees and expenses; the Frontier Balanced Fund – Class 2 NAV gained 6.79% for the twelve months ended December 31, 2021, net of fees and expenses; the Frontier Balanced Fund – Class 2a NAV gained 6.87% for the twelve months ended December 31, 2021, net of fees and expenses; the Frontier Balanced Fund – Class 3a NAV gained 6.88% for the twelve months ended December 31, 2021, net of fees and expenses.

For the twelve months ended December 31, 2021, the Frontier Balanced Fund recorded total expenses of $876,257, net investment loss of $875,992, net realized/unrealized gain on investments of $1,439,973 resulting in a net increase in owners’ capital from operations of $563,981. The NAV per Unit, Class 1, increased from $79.93 at December 31, 2020, to $82.82 as of December 31, 2021. The NAV per Unit, Class 1AP, increased from $96.81 at December 31, 2020, to $103.38 as of December 31, 2021. The NAV per Unit, Class 2, increased from $130.54 at December 31, 2020, to $139.40 as of December 31, 2021. For Class 2a, the NAV per Unit increased from $113.20 at December 31, 2020, to $120.98 as of December 31, 2021. For Class 3a, the NAV per Unit increased from $112.81 at December 31, 2020, to $120.57 as of December 31, 2021. Total Class 1 subscriptions and redemptions for the period were $0 and $2,341,345, respectively. Total Class 1AP subscriptions and redemptions for the period were $0 and $51,153, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $552,032, respectively. Total Class 2a subscriptions and redemptions for the period were $0 and $57,662, respectively. Total Class 3a subscriptions and redemptions for the period were $0 and $163,035, respectively. Ending capital at December 31, 2021, was $7,471,841 for Class 1, $66,027 for Class 1 AP, $1,533,078 for Class 2, $56,328 for Class 2a, and $381,759 for Class 3a.

For the twelve months ended December 31, 2021, Frontier Balanced Fund did not own a swap investment.

The Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors.

Sector & Major Advisor Attribution for the Frontier Balanced Fund

Frontier Balanced Fund Class 1 Sector Attributions
Q4 2021 and YTD
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2021
YTD

Frontier Balanced Fund Class 1AP Sector Attributions
Q4 2021 and YTD
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2021
YTD

Frontier Balanced Fund Class 2 Sector Attributions
Q4 2021 and YTD
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2021
YTD

Frontier Balanced Fund Class 2A Sector Attributions
Q4 2021 and YTD
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2021
YTD

Frontier Balanced Fund Class 3A Sector Attributions
Q4 2021 and YTD
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2021
YTD

Frontier Balanced Fund Class 1 Major Advisors Performance
Q4 2021 and YTD
16.00%
14.00%
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
Aspect Capital Ltd
Fort LP (GC)
John Locke
QIM
Welton
Wimmer Horizon
Non-Major Advisors
Q4 2021
YTD

Frontier Balanced Fund Class 1AP Sector Attributions
Q4 2021 and YTD
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2021
YTD

Frontier Balanced Fund Class 2 Major Advisors Performance
Q4 2021 and YTD
16.00%
14.00%
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
Aspect Capital Ltd
Fort LP (GC)
John Locke
QIM
Welton
Wimmer Horizon
Non-Major Advisors
Q4 2021
YTD

Frontier Balanced Fund Class 2A Major Advisors Performance
Q4 2021 and YTD
16.00%
14.00%
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
Aspect Capital Ltd
Fort LP (GC)
John Locke
QIM
Welton
Wimmer Horizon
Non-Major Advisors
Q4 2021
YTD

Frontier Balanced Fund Class 3A Major Advisors Performance
Q4 2021 and YTD
16.00%
14.00%
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
Aspect Capital Ltd
Fort LP (GC)
John Locke
QIM
Welton
Wimmer Horizon
Non-Major Advisors
Q4 2021
YTD

Two of the six sectors traded in the Frontier Balanced Fund were profitable in Q4 2021. Currencies and Stock Indices were positive while Metals, Energies, Agriculturals and Interest Rates were negative for the quarter.

Energies, Agriculturals and Stock Indices were positive YTD while Metals, Currencies, and Interest Rates were negative YTD.

In terms of major CTA performance, Fort and Wimmer Horizon finished positive for the quarter. Aspect, John Locke, QIM and Welton finished negative for the quarter. Aspect, Welton and Wimmer Horizon were positive YTD while Fort, John Locke and QIM were negative YTD.

Frontier Select Fund

2021

The Frontier Select Fund – Class 1 NAV gained 8.27% for the twelve months ended December 31, 2021, net of fees and expenses; The Frontier Select Fund Frontier Select Fund – Class 1AP NAV gained 11.58% for the twelve months ended December 31, 2021, net of fees and expenses; the Frontier Select Fund – Class 2 NAV gained 11.57% for the twelve months ended December 31, 2021, net of fees and expenses.

For the twelve months ended December 31, 2021, the Frontier Select Fund recorded total expenses of $93,353, net investment loss of $93,353, net realized/unrealized gain on investments of $243,162resulting in a net increase in owners’ capital from operations of $149,809. The NAV per Unit, Class 1, increased from $58.55 at December 31, 2020, to $63.39 as of December 31, 2021. The NAV per Unit, Class 1AP, increased from $70.99 at December 31, 2020, to $79.21 as of December 31, 2021. The NAV per Unit, Class 2, increased from $94.20 at December 31, 2020, to $105.10 as of December 31, 2021. Total Class 1 subscriptions and redemptions for the period were $0 and $381,729, respectively. Total Class 1AP subscriptions and redemptions for the period were $0 and $656, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $4,682, respectively. Ending capital, at December 31, 2021, was $1,334,518 for Class 1, $10,259 for Class 1AP, and $71,093 for Class 2.

For the twelve months ended December 31, 2021, Frontier Select Fund did not own a swap investment.

The Frontier Select Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, Hybrids and Commodities sectors.

Sector & Major Advisor Attribution for the Frontier Select Fund

Frontier Select Fund Class 1 Sector Attributions
Q4 2021 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2021
YTD

Frontier Select Fund Class 1AP Sector Attributions
Q4 2021 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2021
YTD

Frontier Select Fund Class 2 Sector Attributions
Q4 2021 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2021
YTD

Frontier Select Fund Class 1 Major Advisor Performance
Q4 2021 and YTD
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
John Locke
Welton
Q4 2021
YTD

Frontier Select Fund Class 1AP Major Advisor Performance
Q4 2021 and YTD
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
John Locke
Welton
Q4 2021
YTD

Frontier Select Fund Class 2 Major Advisor Performance
Q4 2021 and YTD
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
John Locke
Welton
Q4 2021
YTD

Two of the six sectors traded in the Frontier Select Fund were profitable in Q4 2021. Currencies and Stock Indices were positive while Metals, Energies, Agriculturals and Interest Rates were negative for the quarter.

Energies, Agriculturals and Stock Indices were positive YTD while Metals, Currencies, and Interest Rates were negative YTD.

In terms of major CTA performance, no CTA finished positive for the quarter while John Locke and Welton finished the quarter negative. Welton was positive for the year while John Locke finished the year negative.

Frontier Global Fund

2021

The Frontier Global Fund– Class 1 NAV lost 1.31% for the twelve months ended December 31, 2021, net of fees and expenses; the Frontier Global Fund– Class 2 NAV gained 1.70% for the twelve months ended December 31, 2021, net of fees and expenses.

For the twelve months ended December 31, 2021, the Frontier Global Fund recorded total expenses of $216,695, net investment loss of $216,695, net realized/unrealized gain on investments of $206,960 resulting in a net decrease in owners’ capital from operations of $9,735. The NAV per Unit, Class 1, decreased from $110.90 at December 31, 2020 to $109.45 as of December 31, 2021. The NAV per Unit, Class 2, increased from $167.56 at December 31, 2020, to $170.40 as of December 31, 2021. Total Class 1 subscriptions and redemptions for the period were $0 and $802,573, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $7,000, respectively. Ending capital, at December 31, 2021, was $1,926,328 for Class 1 and $185,013 for Class 2.

The Frontier Global Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors.

For the twelve months ended December 31, 2021, Frontier Global Fund did not own a swap investment.

Sector Attribution for the Frontier Global Fund

Frontier Global Fund Class 1 Sector Attributions
Q4 2021 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2021
YTD

Frontier Global Fund Class 1AP Sector Attributions
Q4 2021 and YTD
100.00%
90.00%
80.00%
70.00%
60.00%
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2021
YTD

Frontier Global Fund Class 2 Sector Attributions
Q4 2021 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2021
YTD

Three of the six sectors traded in the Frontier Global Fund were profitable in Q4 2021. Metals, Currencies and Stock Indices were positive while Energies, Agriculturals and Interest Rates were negative for the quarter.

Metals, Energies, Agriculturals and Stock Indices were positive YTD while Currencies and Interest Rates were negative YTD.

Frontier Heritage Fund

2021

The Frontier Heritage Fund – Class 1 NAV gained 7.62% for the twelve months ended December 31, 2021, net of fees and expenses; The Frontier Heritage Fund – Class 1AP NAV gained 10.89% for the twelve months ended December 31, 2021, net of fees and expenses; the Frontier Heritage Fund – Class 2 NAV gained 10.90% for the twelve months ended December 31, 2021, net of fees and expenses. For the twelve months ended December 31, 2021, the Frontier Heritage Fund recorded total expenses of $170,031, net investment loss of $170,031, net realized/unrealized gain on investments of $365,497, resulting in a net decrease in owners’ capital from operations of $195,466. The NAV per Unit, Class 1, increased from $96.10 at December 31, 2020, to $103.43 as of December 31, 2021. The NAV per Unit, Class 1AP, increased from $116.50 at December 31, 2020, to $129.19 as of December 31, 2021. The NAV per Unit, Class 2, increased from $155.92 at December 31, 2020, to $172.91 as of December 31, 2021. Total Class 1 subscriptions and redemptions for the period were $0 and $217,618, respectively. Total Class 1AP subscriptions and redemptions for the period were $0 and $1,101, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $39,721, respectively. Ending capital, at December 31, 2021, was $2,119,250, for Class 1, $8,242 for Class 1AP, and $194,816 for Class 2.

For the twelve months ended December 31, 2021, Frontier Heritage Fund did not own a swap investment.

The Frontier Heritage Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors.

Sector & Major Advisor Attribution for the Frontier Heritage Fund

Frontier Heritage Fund Class 1 Sector Attributions
Q4 2021 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2021
YTD

Frontier Heritage Fund Class 1AP Sector Attributions
Q4 2021 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2021
YTD

Frontier Heritage Fund Class 2 Sector Attributions
Q4 2021 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2021
YTD

Frontier Heritage Fund Class 1 Major Advisors Performance
Q4 2021 and YTD
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
Aspect Capital Ltd
Welton
Q4 2021
YTD

Frontier Heritage Fund Class 1AP Major Advisors Performance
Q4 2021 and YTD
14.00%
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
Aspect Capital Ltd
Welton
Q4 2021
YTD

Frontier Heritage Fund Class 2 Major Advisors Performance
Q4 2021 and YTD
14.00%
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
Aspect Capital Ltd
Welton
Q4 2021
YTD

One of the six sectors traded in the Frontier Heritage Fund was profitable in Q4 2021. Stock Indices were positive while Metals, Currencies, Agriculturals, Energies and Interest Rates were negative for the quarter.

Metals, Energies, Agriculturals and Stock Indices were positive YTD while Currencies and Interest Rates were negative YTD.

In terms of major CTA performance, no CTA’s finished positive for the quarter, while Aspect and Welton finished the quarter negative. Welton was positive for the year while Aspect finished negative.

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

Frontier Diversified Fund

2020

The Frontier Diversified Fund – Class 1 NAV lost 28.11% for the twelve months ended December 31, 2020, net of fees and expenses; the Frontier Diversified Fund – Class 2 NAV lost 26.84% for the twelve months ended December 31, 2020, net of fees and expenses; the Frontier Diversified Fund – Class 3 NAV lost 26.65% for the twelve months ended December 31, 2020, net of fees and expenses. For the twelve months ended December 31, 2020 the Frontier Diversified Fund recorded total expenses of $274,085, net investment loss of $273,644, net realized/unrealized loss on investments of $2,565,666, and resulting in a net decrease in owners’ capital from operations of $2,839,310. The NAV per Unit, Class 1, decreased from $101.10 at December 31, 2019, to $72.68 as of December 31, 2020. The NAV per Unit, Class 2, decreased from $121.58 at December 31, 2019, to $88.95 as of December 31, 2020. The NAV per Unit, Class 3, decreased from $113.61 at December 31, 2019, to $83.33 as of December 31, 2020. Total Class 1 subscriptions and redemptions for the period were $0 and $0 respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $3,958,812, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $1,018,527, respectively. There were inter-class transfers of $987,405 from Class 1 to Class 3 for the period. Ending capital at December 31, 2020, was $154,260 for Class 1, $466,224, for Class 2, and $3,562,487 for Class 3.

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

Sector & Major Advisor Attribution for the Frontier Diversified Fund

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

Metals were positive YTD while Currencies, Energies, Agriculturals, Interest Rates and Stock Indices were negative YTD.

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

For the twelve months ended December 31, 2020, the Frontier Masters Fund recorded total expenses of $105,057, net investment loss of $102,581, net realized/unrealized loss on investments of $360,534, and, resulting in a net decrease in owners’ capital from operations of $463,115. The NAV per Unit, Class 1, decreased from $72.28 at December 31, 2019, to $55.18 as of December 31, 2020. The NAV per Unit, Class 2, decreased from $87.18 at December 31, 2019, to $67.54 as of December 31, 2020. The NAV per Unit, Class 3 decreased from $81.78 at December 31, 2019, to $63.52 as of December 31, 2020. Total Class 1 subscriptions and redemptions for the period were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $383,278, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $398,119, respectively. Ending capital at December 31, 2020, was $9,740 for Class 1, $263,938 for Class 2, and $719,849 for Class 3.

The Frontier Masters Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, Hybrids and Commodities sectors.

Sector & Major Advisor Attribution for the Frontier Masters Fund

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

For the twelve months ended December 31, 2020, the Frontier Long/Short Commodity Fund recorded total expenses of $33,372, net investment loss of $29,362, net realized/unrealized gain on investments of $98,339, and, resulting in a net increase in owners’ capital from operations of $68,977. The NAV per Unit, Class 2, increased from $81.60 at December 31, 2019, to $85.99 as of December 31, 2020. The NAV per Unit, Class 3, increased from $85.64 at December 31, 2019, to $90.21 as of December 31, 2020. The NAV per Unit, Class 1a, decreased from $44.20 at December 31, 2019, to $0 as of December 31, 2020.  The NAV per Unit, Class 2a, increased from $52.55 at December 31, 2019, to $55.29 as of December 31, 2020. The NAV per Unit, Class 3a, increased from $55.31 at December 31, 2019, to $58.38 as of December 31, 2020. Total Class 2 subscriptions and redemptions for the period were $0 and $8,467, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $66,892, respectively. Total Class 1a subscriptions and redemptions for the period were $0 and $11,267, respectively. Total Class 2a subscriptions and redemptions for the period were $0 and $1,193, respectively. Total Class 3a subscriptions and redemptions for the period were $0 and $13,411, respectively. There were inter-class transfers of $11,267 from Class 1a to Class 3a for the period. Ending capital at December 31, 2020, is $34,273 for Class 2, $976,771 for Class 3, $0 for Class 1a, $84,857 for Class 2a, and $217,402 for Class 3a.

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

Sector & Major Advisor Attribution for the Frontier Long/Short Commodity Fund

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

For the twelve months ended December 31, 2020, the Frontier Balanced Fund recorded total expenses of $957,961, net investment loss of $951,500, net realized/unrealized loss on investments of $5,914,548, and resulting in a net decrease in owners’ capital from operations of $6,866,048. The NAV per Unit, Class 1, decreased from $117.23 at December 31, 2019, to $79.93 as of December 31, 2020. The NAV per Unit, Class 1AP, decreased from $137.81 at December 31, 2019, to $96.81 as of December 31, 2020. The NAV per Unit, Class 2, decreased from $185.82 at December 31, 2019, to $130.54 as of December 31, 2020. For Class 2a, the NAV per Unit decreased from $161.04 at December 31, 2019, to $113.20 as of December 31, 2020. For Class 3a, the NAV per Unit decreased from $160.50 at December 31, 2019, to $112.81 as of December 31, 2020. Total Class 1 subscriptions and redemptions for the period were $0 and $2,911,348, respectively. Total Class 1AP subscriptions and redemptions for the period were $0 and $54,192, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $400,453, respectively. Total Class 2a subscriptions and redemptions for the period were $0 and $29,800, respectively. Total Class 3a subscriptions and redemptions for the period were $0 and $121,641, respectively. Ending capital at December 31, 2020, was $9,430,532 for Class 1, $108,053, for Class 1 AP, $1,958,169, for Class 2, $106,377 for Class 2a, and $507,148 for Class 3a.

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

Sector & Major Advisor Attribution for the Frontier Balanced Fund

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

For the twelve months ended December 31, 2020, the Frontier Select Fund recorded total expenses of $115,903, net investment loss of $115,903, net realized/unrealized loss on investments of $181,731, and resulting in a net decrease in owners’ capital from operations of $297,634. The NAV per Unit, Class 1, decreased from $66.56 at December 31, 2019, to $58.55 as of December 31, 2020. The NAV per Unit, Class 1AP, decreased from $78.51 at December 31, 2019, to $70.99 as of December 31, 2020. The NAV per Unit, Class 2, decreased from $103.94 at December 31, 2019, to $94.20 as of December 31, 2020. Total Class 1 subscriptions and redemptions for the period ended December 31, 2020, were $0 and $850,467, respectively. Total Class 1AP subscriptions and redemptions for the period ended December 31, 2020, were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the period ended December 31, 2020, were $0 and $15,398, respectively. Ending capital, at December 31, 2020, was $1,575,328 for Class 1, $9,821 for Class 1AP, and $67,979 for Class 2.

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

Sector & Major Advisor Attribution for the Frontier Select Fund

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

For the twelve months ended December 31, 2020, the Frontier Global Fund recorded total expenses of $287,449, net investment loss of $287,449, net realized/unrealized loss on investments of $296,855, and resulting in a net decrease in owners’ capital from operations of $584,304. The NAV per Unit, Class 1, decreased from $131.52 at December 31, 2019 to $110.90 as of December 31, 2020. The NAV per Unit, Class 1AP, decreased from $154.43 at December 31, 2019 to $0 as of December 31, 2020. The NAV per Unit, Class 2, decreased from $192.82 at December 31, 2019, to $167.56 as of December 31, 2020. Total Class 1 subscriptions and redemptions for the period were $0 and $1,174,215, respectively. Total Class 1AP subscriptions and redemptions for the period were $0 and $25,277, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $133,801, respectively. Ending capital, at December 31, 2020, was $2,741,972 for Class 1, $0 for Class 1AP and $188,677 for Class 2.

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

Interest Rates were positive YTD while Metals, Currencies, Energies, Agriculturals and Stock Indices were negative YTD.

Frontier Heritage Fund

2020

The Frontier Heritage Fund – Class 1 NAV lost 1.47% for the twelve months ended December 31, 2020, net of fees and expenses; The Frontier Heritage Fund – Class 1AP NAV gained 2.06% for the twelve months ended December 31, 2020, net of fees and expenses; the Frontier Heritage Fund – Class 2 NAV gained 1.51% for the twelve months ended December 31, 2020, net of fees and expenses. For the twelve months ended December 31, 2020, the Frontier Heritage Fund recorded total expenses of $171,702, net investment loss of $171,702, net realized/unrealized gain on investments of $229,152, and resulting in a net decrease in owners’ capital from operations of $38,466, after non-controlling interest of $95,915. The NAV per Unit, Class 1, decreased from $97.54 at December 31, 2019, to $96.10 as of December 31, 2020. The NAV per Unit, Class 1AP, increased from $114.15 at December 31, 2019, to $116.50 as of December 31, 2020. The NAV per Unit, Class 2, increased from $153.59 at December 31, 2019, to $155.92 as of December 31, 2020. Total Class 1 subscriptions and redemptions for the period were $0 and $94,455, respectively. Total Class 1AP subscriptions and redemptions for the period were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $307,812, respectively. Ending capital, at December 31, 2020, was $2,169,152, for Class 1, $8,460 for Class 1AP, and $207,670 for Class 2.

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

Sector & Major Advisor Attribution for the Frontier Heritage Fund

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

Results of Operations for the Twelve Months Ended December 31, 2019

The returns for each Series and Class of Units for the twelve months ended December 31, 2019 can be found in our annual report on Form 10-K for the fiscal year ended December 31, 2020, located within Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Value at Risk by Market Sectors

The following tables present the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of December 31, 2021 and 2020. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

DOMESTIC EXPOSURE

Frontier Balanced Fund:

	December 31, 2021		December 31, 2020
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$7,906	0.08%	$6,095	0.05%
Currencies	817,788	8.60%	324,038	2.68%
Stock Indices	269	0.00%	-	0.00%
Metals	107,346	1.13%	87,332	0.72%
Agriculturals/Softs	313,239	3.29%	275,253	2.27%
Energy	10,826	0.11%	-	0.00%
Total:	$1,257,375	13.22%	$692,718	5.72%

The swaps owned by Frontier Heritage Fund and Frontier Select Fund (through its investment in an unconsolidated trading company) were terminated effective May 30, 2020, and the swaps owned by Frontier Balanced Fund, Frontier Long/Short Commodity Fund and Frontier Diversified Fund were terminated effective December 21, 2020.

Value at Risk: Foreign Markets

The following table presents the portion of trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of December 31, 2021 and 2020, on foreign markets. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

FOREIGN EXPOSURE

Frontier Balanced Fund:

	December 31, 2021		December 31, 2020
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$1,514,134	15.92%	$282,145	2.33%
Currencies	22,104	0.23%	20,954	0.17%
Stock Indices	20,897	0.22%	8,652	0.07%
Agriculturals/Softs	107,740	1.13%	131,914	1.09%
Total:	$1,664,875	17.51%	$443,665	3.66%

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of December 31, 2021, by market sector.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chairman and Chief Financial Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), for the Trust and each Series as of December 31, 2021 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can only provide reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

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

Management assessed the effectiveness of the internal control over financial reporting for the Trust and each Series as of December 31, 2021, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 report entitled Internal Control-Integrated Framework.

Based on that assessment, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2021.

This annual report does not include an attestation report of the Trust’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Trust’s independent registered public accounting firm pursuant to the rules of the SEC that permit the Trust to provide only management’s report in this annual report.

Scope of Exhibit 31 Certifications

The certifications of the Chairman and Chief Financial Officer, and the President and Chief Executive Officer, of the Managing Owner as of December 31, 2021 and as of April 15, 2022 (the date of this filing) are included as Exhibits 31.1 and 31.2, respectively, to this Form 10-K, and apply not only to the Trust as a whole but also to each Series individually.

Item 9B. OTHER INFORMATION.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

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

Patrick J. Kane (Age 54)

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

Patrick F. Hart III (Age 63)

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

Michael B. Egan II (Age 54)

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

Item 11. EXECUTIVE COMPENSATION.

The Trust has no directors or officers. Its affairs are managed solely by the Managing Owner, which receives compensation for its services from the Trust, as follows:

Management Fees

Each Series of Units pays to the Managing Owner a monthly management fee equal to a percentage of the notional assets of such Series allocated to Trading Companies, calculated on a daily basis. The percentage basis of the fees varies and are in line with the amounts being disclosed below. In addition, the Managing Owner receives a monthly management equal to a certain percentage of the assets in the Galaxy Plus entities attributable to such Series’ (including notional assets), calculated on a monthly basis. The management fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. The total amount of assets of a Series allocated to Trading Advisors and/or reference programs, including (i) actual funds deposited in accounts directed by the Trading Advisors or deposited as margin in respect of swaps or other derivative instruments referencing a reference program plus (ii) any notional equity allocated to the Trading Advisors and any reference programs, is referred to herein as the “notional assets” of the Series. The annual rate of the management fee is: 0.5% for the Frontier Balanced Fund Class 1 and Class 2, 0.5% for the Frontier Balanced Fund Class 1AP, Class 2a and Class 3a, 2.0% for the Frontier Global Fund, Frontier Long/Short Commodity Fund Class 1a, Class 2a and Class 3a and Frontier Masters Fund, 0.75% for Frontier Diversified Fund, 2.5% for the Frontier Heritage Fund and Frontier Select Fund, and 3.5% for the Frontier Long/Short Commodity Fund Class 2 and Class 3. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) and/or waive (up to the percentage specified) any such management fee to the extent any related management fee is paid by a trading company or estimated management fee is embedded in a swap or other derivative instrument. Any management fee embedded in a swap or other derivative instrument may be greater or less than the management fee that would otherwise be charged to the Series by the Managing Owner. During the periods covered by this report, no Series was invested in a swap.

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

Frontier Master Fund Class 1 was closed as of April 1, 2021 and Frontier Diversified Fund Class 1 was closed as of July 21, 2021.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The Trust has no officers or directors. Its affairs are managed solely by the Managing Owner. Set forth in the table below is information regarding the beneficial ownership of Units of the principals of the Managing Owner as of December 31, 2021:

	Units Owned	Percentage Ownership of Each Class
Frontier Balanced Fund - Class 2	310	2.81%
Frontier Balanced Fund - Class 2A	466	100.00%
Frontier Heritage Fund - Class 2	139	12.36%
Frontier Long/Short Commodity Fund - Class 2	46	16.36%
Frontier Select Fund - Class 2	142	20.91%
Frontier Global Fund - Class 2	147	13.52%
Frontier Diversified Fund - Class 2	89	2.09%
Frontier Diversified Fund - Class 3	271	0.86%
Frontier Long/Short Commodity Fund - Class 2A	129	9.01%
Frontier Long/Short Commodity Fund - Class 3A	18	0.54%
Frontier Masters Fund - Class 2	53	1.87%
Frontier Masters Fund - Class 3	60	0.79%

*	The Managing Owner is required to maintain at least a 1% interest in the aggregate capital as well as in certain series, profits and losses of the Trust. The Managing Owner’s interest of $241,522 in the aggregate capital of the Trust of $20,339,690 at December 31, 2021 is 1.19%.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the fees billed to Frontier Fund Management LLC, the Managing Owner of the Trust, for professional services provided by Spicer Jeffries LLP, the Trust’s independent registered public accounting firm, for the years ended December 31, 2021 and 2020. In accordance with the prospectus of the Trust, the Managing Owner has agreed to pay all costs of the Trust, and the Trust therefore bears no direct obligation to its independent registered public accounting firm.

FEE CATEGORY	2021	2020
Audit Fees(1)	$105,000	$188,448
Audit-Related Fees(2)	$0	$0
Tax Fees (3)	$15,000	$15,000
All Other Fees(4)	$0	$0
TOTAL FEES	$120,000	$203,448

(1)	Audit Fees consist of fees for professional services rendered for the audit of the Trust’s financial statements and review of financial statements included in the Trust’s quarterly reports, as well as services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees consist of fees for assurance and related services by Spicer Jeffries LLP that are reasonably related to the performance of the audit or review of the Trust’s financial statements and are not reported under “Audit Fees,” above.

(3)	Tax Fees consist of fees for professional services rendered for tax compliance, tax advice and tax planning.

(4)	All Other Fees consist of any fees not otherwise reported in this table

The Managing Owner approved all the services provided by Spicer Jeffries LLP to the Trust described above. The Managing Owner has determined that the payments made to Spicer Jeffries LLP for these services during 2021 and 2020 are compatible with maintaining that firm’s independence. The Managing Owner pre-approves all audit and allowed non-audit services of the Trust’s independent registered public accounting firm, including all engagement fees and terms.

Part IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) and (2)	The response to these portions of Item 15 is submitted as a separate section of this report commencing on page F-1.

(a)(3)	Exhibits (numbered in accordance with Item 601 of Regulation S-K).

1.1	Form of selling agent Agreement among the Registrant, Frontier Fund Management, LLC and the selling agents****

1.2	Form of Amendment Agreement among the Registrant, Frontier Fund Management, LLC and the selling agents**

1.3	Form of Amendment Agreement among the Registrant, Frontier Fund Management, LLC and the selling agents***

1.4	Form of Amendment Agreement among the Registrant, Frontier Fund Management, LLC and the selling agents***

1.5	Form of Amendment Agreement among the Registrant, Frontier Fund Management, LLC and the selling agents****

1.6	Form of Amendment Agreement among the Registrant, Frontier Fund Management, LLC and the selling agents****

4.1	Restated Declaration of Trust and Second Amended and Restated Trust and Trust Agreement of the Registrant +++

4.11	First Amendment to Second Amended and Restated Trust and Trust Agreement of the Registrant++++

4.2	Form of Subscription Agreement (annexed to the Prospectus as Exhibit B)****

4.3	Form of Exchange Request (annexed to the Prospectus as Exhibit C)****

4.4	Form of Request for Redemption (annexed to the Prospectus as Exhibit D)****

4.5	Form of Request for Additional Subscription (annexed to the Prospectus as Exhibit E)****

4.6	Form of Application for Transfer of Ownership / Re-registration Form (annexed to the Prospectus as Exhibit F)****

4.7	Form of Privacy Notice (annexed to the Prospectus as Exhibit G)****

4.8	Description of Registrant’s Securities ####

10.21	Form of Brokerage Agreement between each Trading Company and Banc of America Futures Incorporated*

10.22	Form of Brokerage Agreement between the Managing Owner, acting as agent on behalf of certain Trading Companies, and Deutsche Bank AG London**

10.23	Form of Brokerage Agreement between each Trading Company and Man Financial Inc. ***

10.24	Form of Amendment Agreement between the Managing Owner, acting as agent on behalf of certain Trading Companies, and Deutsche Bank AG London***

10.3	Form of Advisory Agreement among the Registrant, the Trading Company, Frontier Fund Management LLC, and each Trading Advisor****

10.32	Form of License Agreement among Jefferies Financial Products, LLC, Reuters America LLC, the Registrant and Frontier Fund Management LLC***

10.33	Form of License Agreement among Jefferies Financial Products, the Registrant and Frontier Fund Management LLC***

10.34	Form of Guaranty made by Jefferies Group, Inc. in favor of Frontier Trading Company VIII, LLC***

10.35	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Currency Series of the Registrant***

10.37	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Frontier Balanced Fund of the Registrant+

10.4	Form of Cash Management Agreement between Frontier Fund Management LLC and Merrill Lynch**

10.41	Form of Cash Management Agreement between Frontier Fund Management LLC and STW Fixed Income Management Ltd.***

10.5	Form of single-member limited liability company operating agreement governing each Trading Company***

10.6	Form of Platform Agreement among Galaxy Plus Fund LLC, Gemini Alternative Funds, LLC and the Trust#

10.7	Form of Fund Services Agreement between the Trust and Gemini Fund Services, LLC##

10.8	Form of Administrative Services Agreement between Gemini Hedge Fund Services, LLC and the Managing Owner###

21.1	Subsidiaries of Registrant. (filed herewith)

31.1	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.2	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.3	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.4	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.5	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.6	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.7	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.8	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

99.1	Prospectus of Frontier Funds ++

101.INS^	Inline XBRL Instance Document

101.SCH^	Inline XBRL Taxonomy Extension Schema

101.CAL^	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF^	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB^	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE^	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Previously filed as like-numbered exhibit to the initial filing or the first, second, third or fourth pre-effective amendment or the first or second post-effective amendment to Registration Statement No. 333-108397 and incorporated by reference herein.

**	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first or second post-effective amendment to Registration Statement No. 333-119596 and incorporated by reference herein.

***	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first post-effective amendment to Registration Statement No. 333-129701 and incorporated by reference herein.

****	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first post-effective amendment to Registration Statement No. 333-140240 and incorporated by reference herein.

+	Previously filed as like-numbered exhibit on Form 10-Q for the period ended June 30, 2008.

++	Previously filed on May 2, 2016 pursuant to Rule 424(b)(3) of the Securities Act (File No. 333-210313).

+++	Previously filed as Exhibit 3.2 on Form 8-K, filed on December 11, 2013.

++++	Previously filed as Exhibit 4.1 on Form 8-K, filed on March 10, 2017.

#	Previously filed as Exhibit 10.1 on Form 8-K, filed on October 19, 2016.

##	Previously filed as Exhibit 10.2 on Form 8-K, filed on October 19, 2016.

###	Previously filed as Exhibit 10.3 on Form 8-K, filed on October 19, 2016.

####	Previously filed as Exhibit 4.8 on Form 10-K for the period ended December 31, 2019, filed on March 30, 2020.

^	Submitted electronically herewith.

(1)	These financial statements represent the consolidated financial statements of the Series of the Trust.

(2)	The Trust holds a majority of the equity interests in the various Trading Companies, which are the trading vehicles established for the various Series of Units of the Trust. In the financial statements of the Trust, Trading Companies in which a Series has a majority equity interest are consolidated by such Series, and investments in Trading Companies in which a Series does not have a controlling or majority interest are accounted for under the equity method of accounting, which approximates fair value and are carried in the statement of financial condition of such Series at fair value. In addition, financial statements of each of the unconsolidated Trading Companies are included in accordance with Rule 3-09 of Regulation S-X under the Securities Act of 1933, as amended. Inclusion of these financial statements may or may not be required pursuant to Rule 3-09 of Regulation S-X under the Securities Act of 1933, financial statements of each consolidated Trading Company of the Trust are also included in the interest of providing a more complete presentation.

(3)	Financial statements of each of the Galaxy Plus entities are included in accordance with Rule 3-09 of Regulation S-X under the Securities Act of 1933, as amended. Inclusion of these financial statements may or may not be required pursuant to Rule 3-09 of Regulation S-X under the Securities Act of 1933, financial statements of the Galaxy Plus entities are also included in the interest of providing a more complete presentation.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders and the Executive Committee of Frontier Funds

Opinions on the Financial Statements

We have audited the accompanying statements of financial condition of Frontier Diversified Fund, Frontier Long/Short Commodity Fund, Frontier Masters Fund, Frontier Balanced Fund, Frontier Select Fund, Frontier Global Fund, Frontier Heritage Fund (collectively the “Series”) as of December 31, 2021 and 2020, including the schedule of investments, as of December 31, 2021 and 2020, and the related statements of operations, changes in owners’ capital and cash flows for the years ended December 31, 2021, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Series as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years ended December 31, 2021, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Spicer Jeffries LLP

We have served as auditor of the Frontier Funds Trust since 2019.

Denver, Colorado

April 15, 2022

The Series of Frontier Funds

Statements of Financial Condition

December 31, 2021 and December 31, 2020

	Frontier		Frontier		Frontier Long/Short
	Diversified Fund		Masters Fund		Commodity Fund
	12/31/2021	12/31/2020	12/31/2021	12/31/2020	12/31/2021	12/31/2020
ASSETS
Cash and cash equivalents	$165,491	$87,715	$76,703	$4,771	$40,528	$93,327
U.S. Treasury securities, at fair value	33,274	427,393	15,422	23,245	8,148	454,738
Investments in private investment companies, at fair value	2,838,658	3,644,603	638,376	1,014,591	1,209,022	738,053
Investments in unconsolidated trading companies, at fair value	30,788	16,669	14,270	907	7,541	17,736
Interest receivable	717	8,534	332	464	176	9,080
Receivable from related parties	-	4,892	-	266	-	5,205
Redemptions receivable from private investment companies	-	31,886	-	24,837	-	1,251

Total Assets	$3,068,928	$4,221,692	$745,103	$1,069,081	$1,265,415	$1,319,390

LIABILITIES & CAPITAL

LIABILITIES
Interest payable to Managing Owner	$-	$-	$-	$-	$32	$87
Redemptions payable	-	-	-	38,128	20,299	-
Service fees payable to Managing Owner	83	385	43	70	19	18
Trading fees payable to Managing Owner	9,217	12,576	3,882	5,460	3,407	2,281
Subscriptions in advance for service fee rebates	22,650	22,650	31,725	31,725	393	393
Other liabilities	3,838	3,110	1,779	171	941	3,308

Total Liabilities	35,788	38,721	37,429	75,554	25,091	6,087

CAPITAL
Managing Owner - Class 2	7,870	2,212	3,781	6,265	4,121	3,939
Managing Owner - Class 2a	-	-	-	-	7,619	8,274
Managing Owner - Class 3	22,677	54,405	3,933	7,167	-	-
Managing Owner - Class 3a	-	-	-	-	1,116	1,048
Limited Owner - Class 1	-	154,260	-	9,740	-	-
Limited Owner - Class 2	373,647	464,012	194,618	257,673	21,045	30,334
Limited Owner - Class 2a	-	-	-	-	76,239	76,583
Limited Owner - Class 3	2,628,946	3,508,082	505,342	712,682	923,058	976,771
Limited Owner - Class 3a	-	-	-	-	207,126	216,354

Total Owners’ Capital	3,033,140	4,182,971	707,674	993,527	1,240,324	1,313,303

Non-Controlling Interests	-	-	-	-	-	-

Total Capital	3,033,140	4,182,971	707,674	993,527	1,240,324	1,313,303

Total Liabilities and Capital	$3,068,928	$4,221,692	$745,103	$1,069,081	$1,265,415	$1,319,390

Units Outstanding
Class 1	N/A	2,122	N/A	177	N/A	N/A
Class 2	4,288	5,241	2,828	3,908	280	399
Class 2a	N/A	N/A	N/A	N/A	1,428	1,535
Class 3	31,733	42,754	7,699	11,333	9,780	10,828
Class 3a	N/A	N/A	N/A	N/A	3,351	3,725

Net Asset Value per Unit
Class 1	N/A	$72.68	N/A	$55.18	N/A	N/A
Class 2	$88.98	$88.95	$70.17	$67.54	$89.97	$85.99
Class 2a	N/A	N/A	N/A	N/A	$58.75	$55.29
Class 3	$83.56	$83.33	$66.15	$63.52	$94.38	$90.21
Class 3a	N/A	N/A	N/A	N/A	$62.16	$58.37

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Financial Condition

December 31, 2021 and December 31, 2020

	Frontier Balanced Fund		Frontier Select Fund
	12/31/2021	12/31/2020	12/31/2021	12/31/2020
ASSETS
Cash and cash equivalents	$188,010	$261,803	$51,140	$-
U.S. Treasury securities, at fair value	37,801	1,275,641	10,282	-
Open trade equity, at fair value	14,836	100,440	-	-
Receivable from futures commission merchants	818,362	233,973	-	-
Investments in private investment companies, at fair value	8,928,481	10,528,252	1,374,376	1,638,665
Investments in unconsolidated trading companies, at fair value	34,977	49,755	9,514	-
Interest receivable	815	25,471	222	-
Receivable from related parties	-	14,602	-	-
Redemptions receivable from private investment companies	-	55,473	-	67,876

Total Assets	$10,023,282	$12,545,410	$1,445,534	$1,706,541

LIABILITIES & CAPITAL

LIABILITIES
Redemptions payable	$20,382	$-	$-	$-
Incentive fees payable to Managing Owner	54,702	-	-	-
Management fees payable to Managing Owner	1,431	8,854	-	-
Interest payable to Managing Owner	957	1,376	196	179
Service fees payable to Managing Owner	18,314	21,381	3,524	3,709
Trading fees payable to Managing Owner	32,970	37,894	3,682	3,933
Risk analysis fees payable	10,380	9,513	-	-
Payables to related parties	-	-	-	26,129
Subscriptions in advance for service fee rebates	369,341	346,855	21,076	19,463
Other liabilities	5,722	9,258	1,186	-

Total Liabilities	514,249	435,131	29,664	53,413

CAPITAL
Managing Owner - Class 2	43,148	51,810	14,981	17,210
Managing Owner - Class 2a	56,328	75,416	-	-
Limited Owner - Class 1	7,471,841	9,430,532	1,334,518	1,575,328
Limited Owner - Class 1AP	66,027	108,053	10,259	9,821
Limited Owner - Class 2	1,489,930	1,906,359	56,112	50,769
Limited Owner - Class 2a	-	30,961	-	-
Limited Owner - Class 3a	381,759	507,148	-	-

Total Owners’ Capital	9,509,033	12,110,279	1,415,870	1,653,128

Non-Controlling Interests	-	-	-	-

Total Capital	9,509,033	12,110,279	1,415,870	1,653,128

Total Liabilities and Capital	$10,023,282	$12,545,410	$1,445,534	$1,706,541

Units Outstanding
Class 1	90,219	117,991	21,051	26,906
Class 1AP	639	1,116	129	138
Class 2	10,998	15,000	677	723
Class 2a	466	940	N/A	N/A
Class 3a	3,166	4,495	N/A	N/A

Net Asset Value per Unit
Class 1	$82.82	$79.93	$63.39	$58.55
Class 1AP	$103.38	$96.81	$79.21	$70.99
Class 2	$139.40	$130.54	$105.10	$94.20
Class 2a	$120.98	$113.20	N/A	N/A
Class 3a	$120.57	$112.81	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Financial Condition

December 31, 2021 and December 31, 2020

	Frontier Global Fund		Frontier Heritage Fund
	12/31/2021	12/31/2020	12/31/2021	12/31/2020
ASSETS
Cash and cash equivalents	$128,021	$5,694	$48,839	$15,156
U.S. Treasury securities, at fair value	25,740	27,742	9,820	73,847
Investments in private investment companies, at fair value	2,137,382	3,068,656	2,338,774	2,367,462
Investments in unconsolidated trading companies, at fair value	23,818	1,083	9,087	2,880
Interest receivable	555	554	212	1,475
Receivable from related parties	-	319	-	845

Total Assets	$2,315,516	$3,104,048	$2,406,732	$2,461,665

LIABILITIES & CAPITAL

LIABILITIES
Redemptions payable	$27,561	$-	$-	$-
Interest payable to Managing Owner	312	326	217	139
Service fees payable to Managing Owner	4,986	6,348	4,950	4,794
Trading fees payable to Managing Owner	9,533	11,849	8,307	7,705
Advance on unrealized swap appreciation	-	-	-	-
Subscriptions in advance for service fee rebates	158,810	154,671	69,814	63,205
Other liabilities	2,973	205	1,136	540

Total Liabilities	204,175	173,399	84,424	76,383

CAPITAL
Managing Owner - Class 2	25,029	31,366	23,919	24,105
Limited Owner - Class 1	1,926,328	2,741,972	2,119,250	2,169,152
Limited Owner - Class 1AP	-	-	8,242	8,460
Limited Owner - Class 2	159,984	157,311	170,897	183,565

Total Owners’ Capital	2,111,341	2,930,649	2,322,308	2,385,282

Non-Controlling Interests	-	-	-	-

Total Capital	2,111,341	2,930,649	2,322,308	2,385,282

Total Liabilities and Capital	$2,315,516	$3,104,048	$2,406,732	$2,461,665

Units Outstanding
Class 1	17,600	24,725	20,491	22,572
Class 1AP	-	N/A	64	73
Class 2	1,086	1,126	1,127	1,332

Net Asset Value per Unit
Class 1	$109.45	$110.90	$103.43	$96.10
Class 1AP	N/A	N/A	$129.19	$116.50
Class 2	$170.40	$167.56	$172.91	$155.92

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Consolidated Condensed Schedule of Investments

December 31, 2021

		Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	Description	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
	PRIVATE INVESTMENT COMPANIES (2)
	Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$875,796	28.87%	$-	0.00%	$-	0.00%
	Galaxy Plus Fund - QIM Feeder Fund (526) LLC	185,705	6.12%	-	0.00%	-	0.00%
	Galaxy Plus Fund - Quest Feeder Fund (517) LLC	453,710	14.96%	-	0.00%	-	0.00%
	Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	663,002	21.86%	279,895	39.55%	-	0.00%
	Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	386,996	12.76%	193,269	27.31%	482,639	38.91%
	Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	273,449	9.02%	165,212	23.35%	-	0.00%
	Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC)	-	0.00%	-	0.00%	252,149	20.33%
	Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	0.00%	-	0.00%	474,234	38.23%
	Total Private Investment Companies	$2,838,658	93.59%	$638,376	90.21%	$1,209,022	97.48%

	INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (2)
	Frontier Trading Company XXXVIII, LLC	$30,788	1.02%	$14,270	2.02%	$7,541	0.61%
	Total Investment in Unconsolidated Trading Companies	$30,788	1.02%	$14,270	2.02%	$7,541	0.61%

	U.S. TREASURY SECURITIES (1)
	FACE VALUE	Fair Value		Fair Value		Fair Value
FACE VALUE	US Treasury Note 6.875% due 08/15/2025 (Cost $142,326)	$33,274	1.10%	$15,422	2.18%	$8,148	0.66%

	Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value		Face Value
	US Treasury Note 6.875% due 08/15/2025 (1)	$27,592		$12,789		$6,757

	Additional Disclosure on U.S. Treasury Securities	Cost		Cost		Cost
	US Treasury Note 6.875% due 08/15/2025 (1)	$33,709		$15,624		$8,255

(1)	See Note 2 to the Financial Statements.
(2)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

December 31, 2021

		Frontier		Frontier
		Balanced Fund		Select Fund
	Description	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
	LONG FUTURES CONTRACTS*
	Various agriculture futures contracts (Far East)	$10,141	0.11%	$-	0.00%
	Various agriculture futures contracts (Europe)	(21,640)	-0.23%	-	0.00%
	Various agriculture futures contracts (U.S.)	51,912	0.55%	-	0.00%
	Various base metals futures contracts (U.S.)	20,031	0.21%	-	0.00%
	Various currency futures contracts (Europe)	1,994	0.02%	-	0.00%
	Various currency futures contracts (Far East)	819	0.01%	-	0.00%
	Various currency futures contracts (Latin America)	6,710	0.07%	-	0.00%
	Various currency futures contracts (U.S.)	(9,800)	-0.10%	-	0.00%
	Various energy futures contracts (U.S.)	34	0.00%	-	0.00%
	Various interest rates futures contracts (Europe)	(718,038)	-7.55%	-	0.00%
	Various interest rates futures contracts (Far East)	(10,418)	-0.11%	-	0.00%
	Various interest rates futures contracts (U.S.)	(7,281)	-0.08%	-	0.00%
	Various precious metal futures contracts (U.S.)	19,168	0.20%	-	0.00%
	Various soft futures contracts (U.S.)	138,674	1.46%	-	0.00%
	Various stock index futures contracts (Europe)	1,508	0.02%	-	0.00%
	Various stock index futures contracts (Far East)	1,542	0.02%	-	0.00%
	Various stock index futures contracts (Oceanic)	1,236	0.01%	-	0.00%
	Various stock index futures contracts (Canada)	1,853	0.02%	-	0.00%
	Total Long Futures Contracts	$(511,556)	-5.37%	$-	0.00%

	SHORT FUTURES CONTRACTS*
	Various agriculture futures contracts (Far East)	$(27,804)	-0.29%	$-	0.00%
	Various agriculture futures contracts (Europe)	20,105	0.21%	-	0.00%
	Various agriculture futures contracts (U.S.)	(11,749)	-0.12%	-	0.00%
	Various base metals futures contracts (U.S.)	(29,574)	-0.31%	-	0.00%
	Various currency futures contracts (Europe)	(18,181)	-0.19%	-	0.00%
	Various currency futures contracts (Far East)	(1,110)	-0.01%	-	0.00%
	Various currency futures contracts (Latin America)	(21,340)	-0.22%	-	0.00%
	Various currency futures contracts (U.S.)	6,288	0.07%	-	0.00%
	Various energy futures contracts (U.S.)	(10,792)	-0.11%	-	0.00%
	Various interest rates futures contracts (Europe)	785,677	8.26%	-	0.00%
	Various interest rates futures contracts (U.S.)	(625)	-0.01%	-	0.00%
	Various precious metal futures contracts (U.S.)	(38,573)	-0.41%	-	0.00%
	Various soft futures contracts (U.S.)	(110,902)	-1.17%	-	0.00%
	Various stock index futures contracts (Canada)	(5,194)	-0.05%	-	0.00%
	Various stock index futures contracts (Europe)	(5,157)	-0.05%	-	0.00%
	Various stock index futures contracts (Far East)	(2,191)	-0.02%	-	0.00%
	Various stock index futures contracts (Oceanic)	(2,217)	-0.02%	-	0.00%
	Various stock index futures contracts (U.S.)	(269)	0.00%	-	0.00%
	Total Short Futures Contracts	$526,392	5.56%	$-	0.00%
	Total Open Trade Equity (Deficit)	$14,836	0.19%	$-	0.00%

	PRIVATE INVESTMENT COMPANIES (2)
	Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$1,890,115	19.88%	$-	0.00%
	Galaxy Plus Fund - QIM Feeder Fund (526) LLC	820,002	8.62%	-	0.00%
	Galaxy Plus Fund - Quest Feeder Fund (517) LLC	1,134,963	11.94%	-	0.00%
	Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	1,658,225	17.44%	-	0.00%
	Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	2,032,209	21.37%	796,855	56.28%
	Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	1,392,967	14.65%	577,521	40.79%
	Total Private Investment Companies	$8,928,481	93.90%	$1,374,376	97.07%

	INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (2)
	Frontier Trading Company XXXVIII, LLC	$34,977	0.37%	$9,514	0.67%
	Total Investment in Unconsolidated Trading Companies	$34,977	0.37%	$9,514	0.67%

	U.S. TREASURY SECURITIES (1)
	FACE VALUE	Fair Value		Fair Value

FACE VALUE	US Treasury Note 6.875% due 08/15/2025 (Cost $142,326)	$37,801	0.40%	$10,282	0.73%

	Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value

	US Treasury Note 6.875% due 08/15/2025 (1)	$31,347		$8,527

	Additional Disclosure on U.S. Treasury Securities	Cost		Cost

	US Treasury Note 6.875% due 08/15/2025 (1)	$38,296		$10,417

*	Except for those items disclosed, no individual futures, or forwards position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Note 2 to the Financial Statements.
(2)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

December 31, 2021

		Frontier		Frontier
		Global Fund		Heritage Fund
		Fair	% of Total Capital (Net Asset	Fair	% of Total Capital (Net Asset
	Description	Value	Value)	Value	Value)
	PRIVATE INVESTMENT COMPANIES (2)
	Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$2,137,382	101.23%	$1,614,360	69.52%
	Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	-	-	724,414	31.19%
	Total Private Investment Companies	$2,137,382	101.23%	$2,338,774	100.71%

	INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (2)
	Frontier Trading Company XXXVIII, LLC	$23,818	1.13%	$9,087	0.39%
	Total Investment in Unconsolidated Trading Companies	$23,818	1.13%	$9,087	0.39%

	U.S. TREASURY SECURITIES (1)
	FACE VALUE	Fair Value		Fair Value

FACE VALUE	US Treasury Note 6.875% due 08/15/2025 (Cost $142,326)	$25,740	1.22%	$9,820	0.42%

	Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value

	US Treasury Note 6.875% due 08/15/2025 (1)	$21,345		$8,143

	Additional Disclosure on U.S. Treasury Securities	Cost		Cost

	US Treasury Note 6.875% due 08/15/2025 (1)	$26,077		$9,948

Except for those items disclosed, no individual futures, or forwards position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Note 2 to the Financial Statements.
(2)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

December 31, 2020

		Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	Description	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
	PRIVATE INVESTMENT COMPANIES (2)
	Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$1,066,074	25.49%	$-	0.00%	$-	0.00%
	Galaxy Plus Fund - QIM Feeder Fund (526) LLC	414,692	9.91%	-	0.00%	-	0.00%
	Galaxy Plus Fund - Quest Feeder Fund (517) LLC	672,766	16.08%	-	0.00%	-	0.00%
	Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	732,066	17.50%	486,659	48.98%	-	0.00%
	Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	435,119	10.40%	258,609	26.03%	272,294	20.73%
	Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	323,886	7.74%	269,323	27.11%	-	0.00%
	Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	0.00%	-	0.00%	465,759	35.46%
	Total Private Investment Companies	$3,644,603	87.12%	$1,014,591	102.12%	$738,053	56.19%

	INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (2)
	Frontier Trading Company XXXVIII, LLC	$16,669	0.40%	$907	0.09%	$17,736	1.35%
	Total Investment in Unconsolidated Trading Companies	$16,669	0.40%	$907	0.09%	$17,736	1.35%

	U.S. TREASURY SECURITIES (1)
FACE VALUE		Fair Value		Fair Value		Fair Value
FACE VALUE	0	$427,393	10.22%	$23,245	2.34%	$454,738	34.63%

	Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value		Face Value
	US Treasury Note 6.875% due 08/15/2025 (1)	$328,604		$17,872		$349,629

	Additional Disclosure on U.S. Treasury Securities	Cost		Cost		Cost
	US Treasury Note 6.875% due 08/15/2025 (1)	$427,509		$23,251		$454,862

(1)	See Note 2 to the Financial Statements.
(2)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

December 31, 2020

		Frontier		Frontier
		Balanced Fund		Select Fund
	Description	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
	LONG FUTURES CONTRACTS*
	Various agriculture futures contracts (Far East)	$72,005	0.59%	$-	0.00%
	Various agriculture futures contracts (Europe)	9,803	0.08%	-	0.00%
	Various agriculture futures contracts (U.S.)	87,496	0.72%	-	0.00%
	Various base metals futures contracts (U.S.)	22,858	0.19%	-	0.00%
	Various currency futures contracts (Europe)	10,573	0.09%	-	0.00%
	Various currency futures contracts (Latin America)	5,833	0.05%	-	0.00%
	Various currency futures contracts (U.S.)	(100)	0.00%	-	0.00%
	Various interest rates futures contracts (Europe)	148,949	1.23%	-	0.00%
	Various interest rates futures contracts (Far East)	2,882	0.02%	-	0.00%
	Various interest rates futures contracts (U.S.)	2,438	0.02%	-	0.00%
	Various precious metal futures contracts (U.S.)	28,625	0.24%	-	0.00%
	Various soft futures contracts (U.S.)	52,349	0.43%	-	0.00%
	Various stock index futures contracts (Far East)	5,312	0.04%	-	0.00%
	Total Long Futures Contracts	$449,023	3.70%	$-	0.00%

	SHORT FUTURES CONTRACTS*
	Various agriculture futures contracts (Far East)	$(30,963)	-0.26%	$-	0.00%
	Various agriculture futures contracts (Europe)	(10,797)	-0.09%	-	0.00%
	Various agriculture futures contracts (U.S.)	(92,738)	-0.77%	-	0.00%
	Various base metals futures contracts (U.S.)	(10,289)	-0.08%	-	0.00%
	Various currency futures contracts (Europe)	(10,381)	-0.09%	-	0.00%
	Various currency futures contracts (Latin America)	2,512	0.02%	-	0.00%
	Various currency futures contracts (U.S.)	2,300	0.02%	-	0.00%
	Various interest rates futures contracts (Europe)	(127,832)	-1.06%	-	0.00%
	Various interest rates futures contracts (Far East)	(2,482)	-0.02%	-	0.00%
	Various interest rates futures contracts (U.S.)	3,656	0.03%	-	0.00%
	Various precious metal futures contracts (U.S.)	(25,560)	-0.21%	-	0.00%
	Various soft futures contracts (Far East)	-	0.00%	-	0.00%
	Various soft futures contracts (U.S.)	(42,669)	-0.35%	-	0.00%
	Various stock index futures contracts (Far East)	(3,340)	-0.03%	-	0.00%
	Total Short Futures Contracts	$(348,583)	-2.89%	$-	0.00%
	Total Open Trade Equity (Deficit)	$100,440	0.81%	$-	0.00%

	PRIVATE INVESTMENT COMPANIES (2)
	Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$2,311,240	19.08%	$-	0.00%
	Galaxy Plus Fund - QIM Feeder Fund (526) LLC	1,581,941	13.06%	-	0.00%
	Galaxy Plus Fund - Quest Feeder Fund (517) LLC	982,020	8.11%	-	0.00%
	Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	1,600,611	13.22%	-	0.00%
	Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	2,612,336	21.57%	956,968	57.89%
	Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	1,440,104	11.89%	681,697	41.24%
	Total Private Investment Companies	$10,528,252	86.93%	$1,638,665	99.13%

	INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (2)
	Frontier Trading Company XXXVIII, LLC	$49,755	0.41%	$-	0.00%
	Total Investment in Unconsolidated Trading Companies	$49,755	0.41%	$-	0.00%

	U.S. TREASURY SECURITIES (1)
FACE VALUE		Fair Value		Fair Value

FACE VALUE	0	$1,275,641	10.53%	$-	0.00%

	Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value

	US Treasury Note 6.875% due 08/15/2025 (1)	$980,787		$-

	Additional Disclosure on U.S. Treasury Securities	Cost		Cost

	US Treasury Note 6.875% due 08/15/2025 (1)	$1,275,989		$-

*	Except for those items disclosed, no individual futures, or forwards position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Note 2 to the Financial Statements.
(2)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

December 31, 2020

		Frontier Global		Frontier
		Fund		Heritage Fund
	Description	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
	PRIVATE INVESTMENT COMPANIES (2)
	Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$3,068,656	104.71%	$1,539,331	64.53%
	Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	-	-	828,131	34.72%
	Total Private Investment Companies	$3,068,656	104.71%	$2,367,462	99.25%

	INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (2)
	Frontier Trading Company XXXVIII, LLC	$1,083	0.04%	$2,880	0.12%
	Total Investment in Unconsolidated Trading Companies	$1,083	0.04%	$2,880	0.12%

	U.S. TREASURY SECURITIES (1)
FACE VALUE		Fair Value		Fair Value

FACE VALUE	0	$27,742	0.95%	$73,847	3.10%

	Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value

	US Treasury Note 6.875% due 08/15/2025 (1)	$21,330		$56,778

	Additional Disclosure on U.S. Treasury Securities	Cost		Cost

	US Treasury Note 6.875% due 08/15/2025 (1)	$27,750		$73,867

*	Except for those items disclosed, no individual futures, or forwards contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Note 2 to the Financial Statements.
(2)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Operations

For the Years Ended December 31, 2021, 2020, 2019

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	12/31/2021	12/31/2020	12/31/2019	12/31/2021	12/31/2020	12/31/2019	12/31/2021	12/31/2020	12/31/2019

Investment income:
Interest - net	$4,550	$441	$19,354	$3,141	$2,476	$4,656	$3,722	$4,010	$2,018

Total Income	4,550	441	19,354	3,141	2,476	4,656	3,722	4,010	2,018

Expenses:
Management Fees	-	-	2,668	-	-	7,665	-	-	-
Service Fees - Class 1	2,118	14,246	44,726	628	1,786	11,635	228	381	562
Due Diligence Fees	4,304	8,636	-	1,032	1,971	-	381	363	-
Trading Fees	125,429	251,203	493,585	52,957	101,300	213,153	38,961	32,628	54,334

Total Expenses	131,851	274,085	540,979	54,617	105,057	232,453	39,570	33,372	54,896

Investment (loss) - net	(127,301)	(273,644)	(521,625)	(51,476)	(102,581)	(227,797)	(35,848)	(29,362)	(52,878)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	98,954	946,785	907,504	64,947	393,123	(162,637)	53,498	283,384	198,426
Net realized gain/(loss) on private investment companies	98,105	(1,549,052)	(730,551)	24,753	(754,772)	(159,651)	47,148	(405,836)	(428,509)
Net realized gain/(loss) on swap contracts	-	(446,306)	-	-	-	-	-	188,100	-
Net unrealized gain/(loss) on swap contracts	-	(1,537,399)	464,169	-	-	-	-	44,277	(116,581)
Net realized gain/(loss) on U.S. Treasury securities	(4,809)	(14,579)	14,359	(3,365)	8,759	15,346	(5,738)	737	977
Net unrealized gain/(loss) on U.S. Treasury securities	(832)	23,758	(19,045)	227	(4,357)	(9,501)	1,187	(1,009)	2,447
Change in fair value of investments in unconsolidated trading companies	5,041	11,127	(84,431)	12,521	(3,287)	(67,029)	14,025	(11,314)	35

Net gain/(loss) on investments	196,459	(2,565,666)	552,005	99,083	(360,534)	(383,472)	110,120	98,339	(343,205)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	69,158	(2,839,310)	30,380	47,607	(463,115)	(611,269)	74,272	68,977	(396,083)

Less: Operations attributable to non-controlling interests	-	-	-	-	-	-	-	-	-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$69,158	$(2,839,310)	$30,380	$47,607	$(463,115)	$(611,269)	$74,272	$68,977	$(396,083)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(72.68)	$(28.42)	$(1.15)	$(55.18)	$(17.10)	$(18.82)	N/A	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	N/A	N/A	N/A	$(44.20)	$(12.60)
Class 2	$0.03	$(32.63)	$0.74	$2.63	$(19.64)	$(20.49)	$3.98	$4.39	$(17.22)
Class 2a	N/A	N/A	N/A	N/A	N/A	N/A	$3.46	$2.74	$(13.97)
Class 3	$0.23	$(30.28)	$0.98	$2.63	$(18.26)	$(18.98)	$4.17	$4.57	$(18.02)
Class 3a	N/A	N/A	N/A	N/A	N/A	N/A	$3.79	$3.06	$(14.51)

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds

Statements of Operations

For the Years Ended December 31, 2021, 2020, 2019

	Frontier Balanced Fund			Frontier Select Fund
	12/31/2021	12/31/2020	12/31/2019	12/31/2021	12/31/2020	12/31/2019

Investment income:
Interest - net	$265	$6,461	$46,019	$-	$-	$(5)

Total Income/(loss)	265	6,461	46,019	-	-	(5)

Expenses:
Incentive Fees (rebate)	158,775	-	-	-	-	-
Management Fees	18,441	19,600	22,377	-	-	-
Service Fees - Class 1	258,209	351,503	606,359	46,410	62,144	102,692
Risk analysis Fees	5,532	5,880	5,576	-	-	-
Trading Fees	435,300	580,978	972,678	46,943	53,759	85,589
Other Fees	-	-	-	-	-	-

Total Expenses	876,257	957,961	1,606,990	93,353	115,903	188,281

Investment (loss) - net	(875,992)	(951,500)	(1,560,971)	(93,353)	(115,903)	(188,286)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	872,699	598,263	135,527	-	-	-
Net unrealized gain/(loss) on private investment companies	171,769	619,705	1,457,718	3,095	66,982	(149,095)
Net realized gain/(loss) on private investment companies	542,771	(1,593,919)	(921,909)	233,656	(240,757)	170,272
Net change in open trade equity/(deficit)	(89,306)	30,465	(133,881)	-	-	-
Net realized gain/(loss) on swap contracts	-	(2,448,166)	-	-	(91,989)	-
Net unrealized gain/(loss) on swap contracts	-	(3,088,917)	1,149,846	-	-	-
Net realized gain/(loss) on U.S. Treasury securities	(11,502)	25,729	12,809	(3,778)	3,696	(397)
Net unrealized gain/(loss) on U.S. Treasury securities	1,499	(5,410)	1,058	852	(2,628)	3,636
Trading commissions	(15,423)	(21,148)	(33,456)	-	-	-
Change in fair value of investments in unconsolidated trading companies	(32,534)	(31,150)	(140,530)	9,337	82,965	(31,555)

Net gain/(loss) on investments	1,439,973	(5,914,548)	1,527,182	243,162	(181,731)	(7,139)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	563,981	(6,866,048)	(33,789)	149,809	(297,634)	(195,425)

Less: Operations attributable to non-controlling interests	-	-	-	-	-	-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$563,981	$(6,866,048)	$(33,789)	$149,809	$(297,634)	$(195,425)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$2.89	$(37.30)	$(0.40)	$4.84	$(8.01)	$(4.86)
Class 1AP	$6.57	$(41.00)	$3.65	$8.22	$(7.52)	$(3.97)
Class 2	$8.86	$(55.28)	$4.88	$10.90	$(9.74)	$(4.24)
Class 2a	$7.78	$(47.84)	$4.23	N/A	N/A	N/A
Class 3a	$7.76	$(47.69)	$4.24	N/A	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds

Statements of Operations

For the Years Ended December 31, 2021, 2020, 2019

	Frontier Global Fund			Frontier Heritage Fund
	12/31/2021	12/31/2020	12/31/2019	12/31/2021	12/31/2020	12/31/2019

Investment income:
Interest - net	$-	$-	$(2)	$-	$-	$(6)

Total Income	-	-	(2)	-	-	(6)

Expenses:
Incentive Fees (rebate)	-	-	-	-	-	-
Management Fees	-	-	38,679	-	-	7,289
Service Fees - Class 1	76,678	100,858	177,833	68,400	66,761	84,518
Risk analysis Fees	-	-	-	-	-	-
Trading Fees	140,017	186,591	278,497	101,631	104,941	118,979
Other Fees	-	-	-	-	-	-

Total Expenses	216,695	287,449	495,009	170,031	171,702	210,786

Investment (loss) - net	(216,695)	(287,449)	(495,011)	(170,031)	(171,702)	(210,792)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	-	-	-	-	-	-
Net unrealized gain/(loss) on private investment companies	(97,778)	(751,136)	1,144,682	197,905	227,342	430,724
Net realized gain/(loss) on private investment companies	292,612	455,079	(168,651)	156,731	(83,882)	(146,186)
Net change in open trade equity/(deficit)	-	-	-	-	-	-
Net realized gain/(loss) on swap contracts	-	-	-	-	(97,745)	-
Net unrealized gain/(loss) on swap contracts	-	-	-	-	197,829	(67,435)
Net realized gain/(loss) on U.S. Treasury securities	(2,415)	11,678	13,736	(3,385)	900	3,162
Net unrealized gain/(loss) on U.S. Treasury securities	(2,520)	(7,981)	(19,535)	(1,279)	1,057	1,244
Trading commissions	-	-	-	-	-	-
Change in fair value of investments in unconsolidated trading companies	17,061	(4,495)	(353,149)	15,525	(16,350)	(63,386)

Net gain/(loss) on investments	206,960	(296,855)	617,083	365,497	229,151	158,123

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(9,735)	(584,304)	122,072	195,466	57,449	(52,669)

Less: Operations attributable to non-controlling interests	-	-	-	-	95,915	(32,695)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(9,735)	$(584,304)	$122,072	$195,466	$(38,466)	$(19,974)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(1.45)	$(20.62)	$(0.05)	$7.33	$(1.44)	$(2.29)
Class 1AP	N/A	$(154.43)	$4.51	$12.69	$2.35	$2.37
Class 2	$2.84	$(25.26)	$5.65	$16.99	$2.32	$1.06

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2021, 2020, 2019

	Frontier Diversified Fund							Frontier Masters Fund
	Class 1	Class 2	Class 2	Class 3	Class 3	Non-		Class 1	Class 2	Class 2	Class 3	Class 3	Non-
	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2018	$1,703,556	$3,005	$7,669,749	$172,426	$6,607,774	$-	$16,156,510	$1,484,478	$51,365	$1,241,610	$20,019	$2,774,661	-	$5,572,133

Redemption of Units	(269,710)	-	(2,063,288)	(57,500)	(1,796,772)	-	(4,187,270)	(1,450,004)	(33,750)	(198,224)	(8,000)	(1,032,846)	-	(2,722,824)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(130,651)	18	(8,633)	1,007	168,639	-	30,380	(21,680)	(4,572)	(205,621)	(2,791)	(376,606)	-	(611,270)

Owners’ Capital, December 31, 2019	$1,303,195	$3,023	$5,597,828	$115,933	$4,979,641	$-	$11,999,620	$12,794	$13,043	$837,765	$9,228	$1,365,209	$-	$2,238,039

Redemption of Units	-	-	(3,958,812)	(30,900)	(987,627)	-	(4,977,339)	-	(4,200)	(379,078)	-	(398,119)	-	(781,397)
Transfer of Units In(Out)	(987,405)	-	-	-	987,405	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(161,530)	(811)	(1,175,004)	(30,628)	(1,471,337)	-	(2,839,310)	(3,054)	(2,578)	(201,014)	(2,061)	(254,408)	-	(463,115)

Owners’ Capital, December 31, 2020	$154,260	$2,212	$464,012	$54,405	$3,508,082	-	$4,182,971	$9,740	$6,265	$257,673	$7,167	$712,682	-	$993,527

Sale of Units	-	6,000	-	-	-	-	6,000	-	1,000	-	-	-	-	1,000
Redemption of Units	(161,099)	-	(91,628)	(32,300)	(939,962)	-	(1,224,989)	-	(3,500)	(74,835)	(3,500)	(252,625)	-	(334,460)
Transfer of Units In(Out)	-	-	-	-	-	-	-	(10,187)	-	-	-	10,187	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	6,839	(342)	1,263	572	60,826	-	69,158	447	16	11,780	266	35,098	-	47,607

Owners’ Capital, December 31, 2021	$-	$7,870	$373,647	$22,677	$2,628,946	-	$3,033,140	$-	$3,781	$194,618	$3,933	$505,342	-	$707,674

Owners’ Capital - Units, December 31, 2018	16,661	25	63,469	1,531	58,671			16,296	477	11,532	199	27,537
Sale of Units (including transfers)	-	-	-	-	-			-	-	-	-	-
Redemption of Units (including transfers)	(3,771)	-	(17,427)	(511)	(14,839)			(16,119)	(328)	(1,922)	(86)	(10,844)
Owners’ Capital - Units, December 31, 2019	12,890	25	46,042	1,020	43,832			177	149	9,610	113	16,693

Sale of Units (including transfers)	-	-	-	-	-			-	-	-	-	-
Redemption of Units (including transfers)	(10,768)	-	(40,826)	(368)	(1,732)			-	(56)	(5,794)	-	(5,473)
Owners’ Capital - Units, December 31, 2020	2,122	25	5,217	653	42,100			177	93	3,816	113	11,220

Sale of Units (including transfers)	-	64	-	-	-			-	13	-	-	-
Redemption of Units (including transfers)	(2,122)	-	(1,018)	(382)	(10,638)			(177)	(53)	(1,041)	(53)	(3,581)
Owners’ Capital - Units, December 31, 2021	-	89	4,199	271	31,462			-	53	2,775	60	7,639

Net asset value per unit at December 31, 2018	102.25		120.84		112.62			91.10		107.68		100.77
Change in net asset value per unit for the year ended December 31, 2018	(1.15)		0.74		0.98			(18.82)		(20.50)		(18.99)

Net asset value per unit at December 31, 2019	101.10		121.58		113.61			72.28		87.18		81.78

Change in net asset value per unit for the year ended December 31, 2020	(28.42)		(32.63)		(30.28)			(17.10)		(19.64)		(18.26)
Net asset value per unit at December 31, 2020	$72.68		$88.95		$83.33			$55.18		$67.54		$63.52

Change in net asset value per unit for the year ended December 31, 2021	$(72.68)		$0.03		$0.23			$(55.18)		$2.63		$2.63
Net asset value per unit at December 31, 2021 (1)	$-		$88.98		$83.56			$-		$70.17		$66.15

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2021, 2020, 2019

	Frontier Long/Short Commodity Fund
	Class 2		Class 3	Class 1a	Class 2a		Class 3a		Non-
	Managing Owner	Limited Owners	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2018	$5,998	$78,098	$1,791,417	$20,051	$20,484	$165,985	$1,253	$361,921	-	$2,445,207

Redemption of Units	(500)	(32,587)	(519,520)	(4,858)	(9,000)	(62,516)	-	(85,853)	-	(714,834)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(968)	(8,996)	(280,069)	(3,746)	(3,623)	(29,504)	(260)	(68,917)	-	(396,083)

Owners’ Capital, December 31, 2019	$4,530	$36,515	$991,828	$11,447	$7,861	$73,965	$993	$207,151	$-	$1,334,290

Redemption of Units	(800)	(7,667)	(66,892)	-	-	(1,193)	-	(13,411)	-	(89,964)
Transfer of Units In(Out)				(11,267)				11,267
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests
	209	1,486	51,835	(180)	413	3,811	55	11,347	-	68,977

Owners’ Capital, December 31, 2020	$3,939	$30,334	$976,771	$-	$8,274	$76,583	$1,048	$216,354	-	$1,313,303

Sale of Units	-	-	-	-	-	-	-	-	-	-
Redemption of Units	-	(11,508)	(106,533)	-	(1,300)	(4,963)	-	(22,947)	-	(147,251)
Transfer of Units In(Out)	-	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’	-	-	-	-	-	-	-	-	-	-
Capital resulting from operations attributable to controlling interests	182	2,219	52,820	-	645	4,619	68	13,719	-	74,272

Owners’ Capital, December 31, 2021	$4,121	$21,045	$923,058	$-	$7,619	$76,239	$1,116	$207,126	-	$1,240,324

Owners’ Capital - Units, December 31, 2018	61	790	17,283	352	307	2,495	18	5,180
Sale of Units (including transfers)	-	-	-	-	-	-	-	-
Redemption of Units (including transfers)	(5)	(343)	(5,702)	(93)	(158)	(1,086)	-	(1,435)
Owners’ Capital - Units, December 31, 2019	56	447	11,581	259	149	1,409	18	3,745
Sale of Units (including transfers)	-	-	-	-	-	-	-	-
Redemption of Units (including transfers)	(10)	(94)	(753)	(259)	-	(23)	-	(38)
Owners’ Capital - Units, December 31, 2020	46	353	10,828	-	149	1,386	18	3,707

Sale of Units (including transfers)	-	-	-	-	-	-	-	-
Redemption of Units (including transfers)	-	(119)	(1,048)	-	(20)	(87)	-	(374)
Owners’ Capital - Units, December 31, 2021	46	234	9,780	-	129	1,299	18	3,333

Net asset value per unit at December 31, 2018		98.82	103.66	56.80		66.52		69.83
Change in net asset value per unit for the year ended December 31, 2019		(17.22)	(18.02)	(12.60)		(13.97)		(14.52)
Net asset value per unit at December 31, 2019		81.6	85.64	44.20		52.55		55.31

Change in net asset value per unit for the year ended December 31, 2020		4.39	4.57	(44.20)		2.74		3.06
Net asset value per unit at December 31, 2020		$85.99	$90.21	$-		$55.29		$58.37

Change in net asset value per unit for the year ended December 31, 2021		$3.98	$4.17	$-		$3.46		$3.79

Net asset value per unit at December 31, 2021 (1)		$89.97	$94.38	$-		$58.75		$62.16

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2021, 2020, 2019

	Frontier Balanced Fund
	Class 1	Class 1AP	Class 2		Class 2a		Class 3a	Non-
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2018	$25,703,922	$355,112	$125,021	$4,403,354	$251,097	$88,076	$893,515	-	$31,820,097

Redemption of Units (including transfers)	(7,737,266)	(122,927)	(53,000)	(1,238,298)	(78,594)	(45,814)	(16,647)	-	(9,292,546)
Payment made by the Managing Owner	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(169,056)	6,359	1,727	123,049	(21,370)	1,786	23,714	-	(33,790)

Owners’ Capital, December 31, 2019	$17,797,600	$238,544	$73,748	$3,288,105	$151,133	$44,048	$900,583	$-	$22,493,761

Redemption of Units (including transfers)	(2,911,348)	(54,192)	-	(400,453)	(29,800)	-	(121,641)	-	(3,517,434)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(5,455,720)	(76,299)	(21,938)	(981,293)	(45,917)	(13,087)	(271,794)	-	(6,866,048)

Owners’ Capital, December 31, 2020	$9,430,532	$108,053	$51,810	$1,906,359	$75,416	$30,961	$507,148	-	$12,110,279

Redemption of Units	(2,341,345)	(51,153)	(12,500)	(539,532)	(23,500)	(34,162)	(163,035)	-	(3,165,227)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	382,654	9,127	3,838	123,103	4,412	3,201	37,646	-	563,981

Owners’ Capital, December 31, 2021	$7,471,841	$66,027	$43,148	$1,489,930	$56,328	$-	$381,759	-	$9,509,033

Owners’ Capital - Units, December 31, 2018	218,514	2,643	691	24,294	1,601	562	5,718

Sale of Units (including transfers)	-	-	-	-	-	-	-
Redemption of Units (including transfers)	(66,700)	(912)	(294)	(6,599)	(663)	(288)	(107)

Owners’ Capital - Units, December 31, 2019	151,814	1,731	397	17,695	938	274	5,611

Redemption of Units (including transfers)	(33,823)	(615)	-	(3,092)	(272)	-	(1,116)

Owners’ Capital - Units, December 31, 2020	117,991	1,116	397	14,603	666	274	4,495

Sale of Units (including transfers)	-	-	-	-	-	-	-
Redemption of Units (including transfers)	(27,772)	(477)	(87)	(3,915)	(200)	(274)	(1,329)

Owners’ Capital - Units, December 31, 2021	90,219	639	310	10,688	466	-	3,166

Net asset value per unit at December 31, 2018	117.63	134.16	-	180.94	-	156.81	156.26

Change in net asset value per unit for the yesr ended December 31, 2019	(0.40)	3.65		4.88		4.23	4.24

Net asset value per unit at December 31, 2019	117.23	137.81		185.82		161.04	160.50

Change in net asset value per unit for the yesr ended December 31, 2020	(37.30)	(41.00)		(55.28)		(47.84)	(47.69)

Net asset value per unit at December 31, 2020	$79.93	$96.81		$130.54		$113.20	$112.81

Change in net asset value per unit for the year ended December 31, 2021	$2.89	$6.57		$8.86		$7.78	$7.76

Net asset value per unit at December 31, 2021 (1)	$82.82	$103.38		$139.40		$120.98	$120.57

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2021, 2020, 2019

	Frontier Select Fund						Frontier Global Fund						Frontier Heritage Fund
	Class 1	Class 1AP	Class 2		Non-		Class 1	Class 1AP	Class 2		Non-		Class 1	Class 1AP	Class 2		Non-
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2018	$3,709,130	$1,897	$46,368	$99,467	$-	$3,856,862	$7,755,444	$32,082	$107,598	$313,167	$-	$8,208,291	$3,331,725	$1,006	$46,961	$573,992	$511,718	$4,465,402

Redemption of Units	(795,619)	-	(15,000)	(34,192)	-	(844,811)	(3,388,723)	-	(61,000)	(32,395)	-	(3,482,118)	(995,044)	-	(18,500)	(94,154)	(32,694)	(1,140,392)
Transfer of Units In(Out)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(198,460)	8,937	(1,537)	(4,365)	-	(195,425)	105,259	965	3,460	12,387	-	122,071	(41,058)	7,327	132	13,626	-	(19,973)

Owners’ Capital, December 31, 2019	$2,715,051	$10,834	$29,831	$60,910	$-	$2,816,626	$4,471,980	$33,047	$50,058	$293,159	$-	$4,848,244	$2,295,623	$8,333	$28,593	$493,464	$479,024	$3,305,037

Redemption of Units	(850,467)	-	(10,200)	(5,197)	-	(865,864)	(1,174,215)	(25,277)	(14,300)	(119,499)	-	(1,333,291)	(94,455)	-	(4,700)	(303,112)	-	(402,266)
Operations attributable to non-controlling interests	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Transfer of Units In(Out)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(289,256)	(1,013)	(2,421)	(4,944)	-	(297,634)	(555,793)	(7,770)	(4,392)	(16,349)	-	(584,304)	(32,016)	127	212	(6,787)	(479,024)	(517,489)

Owners’ Capital, December 31, 2020	$1,575,328	$9,821	$17,210	$50,769	-	$1,653,128	$2,741,972	$-	$31,366	$157,311	$-	$2,930,649	$2,169,152	$8,460	$24,105	$183,565	$-	$2,385,282

Sale of Units	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemption of Units	(381,729)	(656)	(4,200)	(482)	-	(387,067)	(802,573)	-	(7,000)	-	-	(809,573)	(217,618)	(1,101)	(3,000)	(36,721)	-	(258,440)
Transfer of Units In(Out)	-	-	-		-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Capital resulting from operations attributable to controlling interests	140,919	1,094	1,971	5,825	-	149,809	(13,071)	-	663	2,673	-	(9,735)	167,716	883	2,814	24,053	-	195,466

Owners’ Capital, December 31, 2021	$1,334,518	$10,259	$14,981	$56,112	$-	$1,415,870	$1,926,328	$-	$25,029	$159,984	$-	$2,111,341	$2,119,250	$8,242	$23,919	$170,897	$-	$2,322,308

Owners’ Capital - Units, December 31, 2018	51,939	23	429	919			58,946	214	575	1,673			33,374	9	308	3,763

Sale of Units (including transfers)	-	-	-	-			-	-	-	-			-	-	-	-
Redemption of Units (including transfers)	(11,146)	115	(141)	(333)			(24,943)	-	(315)	(153)			(9,838)	64	(122)	(550)

Owners’ Capital - Units, December 31, 2019	40,793	138	288	585			34,003	214	260	1,520			23,536	73	186	3,213

Sale of Units (including transfers)
Redemption of Units (including transfers)	(13,887)	-	(105)	(46)			(9,279)	(214)	(73)	(581)			(964)	-	(31)	(2,036)

Owners’ Capital - Units, December 31, 2020	26,906	138	183	539			24,724	-	187	939			22,572	73	155	1,177

Sale of Units (including transfers)	-	-	-	-			-	-	-	-			-	-	-	-

Redemption of Units (including transfers)	(5,855)	(9)	(41)	(4)			(7,124)	-	(40)	-			(2,081)	(9)	(16)	(189)

Owners’ Capital - Units, December 31, 2021	21,051	129	142	535			17,600	-	147	939			20,491	64	139	988

Net asset value per unit at December 31, 2018	71.41	82.48		108.18			131.57	149.92		187.17			99.83	111.78		152.53

Change in net asset value per unit for the year ended December 31, 2019	(4.85)	(3.97)		4.23			(0.05)	4.51		5.65			(2.29)	2.37		1.06

Net asset value per unit at December 31, 2019	66.56	78.51		103.94			131.52	154.43		192.82			97.54	114.15		153.59

Change in net asset value per unit for the year ended December 31, 2020	(8.01)	(7.52)		(9.74)			(20.62)	(154.43)		(25.26)			(1.44)	2.35		2.32

Net asset value per unit at December 31, 2020	$58.55	$70.99		$94.20			$110.90	$-		$167.56			$96.10	$116.50		$155.92

Change in net asset value per unit for the year ended December 31, 2021	$4.84	$8.22		$10.90			$(1.45)	$-		$2.84			$7.33	$12.69		$16.99

Net asset value per unit at December 31, 2021 (1)	$63.39	$79.21		$105.10			$109.45	$-		$170.40			$103.43	$129.19		$172.91

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Cash Flows

For the Years Ended December 31, 2021, 2020, 2019

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	12/31/2021	12/31/2020	12/31/2019	12/31/2021	12/31/2020	12/31/2019	12/31/2021	12/31/2020	12/31/2019

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$69,158	$(2,839,310)	$30,380	$47,607	$(463,115)	$(611,269)	$74,272	$68,977	$(396,083)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in ownership allocation of U.S. Treasury securities	897,176	3,801,487	1,891,523	(135,864)	346,666	651,757	(139,882)	(1,347,014)	(392,620)
Net unrealized (gain)/loss on swap contracts	-	1,537,399	(464,169)	-	-	-	-	(44,277)	116,581
Net unrealized (gain)/loss on U.S. Treasury securities	832	(23,758)	19,045	(227)	4,357	9,501	(1,187)	1,009	(2,447)
Net realized (gain)/loss on U.S. Treasuries securities	4,809	14,579	(14,359)	3,365	(8,759)	(15,346)	5,738	(737)	(977)
Net unrealized (gain)/loss on private investment companies	(98,954)	(946,785)	(907,504)	(64,947)	(393,123)	162,637	(53,498)	(283,384)	(198,426)
Net realized (gain)/loss on private investment companies	(98,105)	1,549,052	730,551	(24,753)	754,772	(159,651)	(47,148)	405,836	428,509
(Purchases) sales of:
Sales of swap contracts	4,870,025	4,870,025	-	-	-	-	594,898	594,898	-
(Purchases) of swap contracts	(4,469,147)	(4,469,147)	-	-	-	-	(115,000)	(115,000)	-
Sales of U.S. Treasury securities	552,562	(1,888,716)	1,747,952	291,260	530,370	632,031	763,556	2,003,499	1,130,160
(Purchases) of U.S. Treasury securities	(1,065,811)	(2,231,818)	(2,190,500)	(153,851)	(852,963)	(1,175,606)	(185,359)	(1,054,832)	(594,391)
U.S. Treasury interest and premium paid/amortized	4,550	441	(5)	3,141	2,476	4,656	3,722	4,010	2,018
(Purchases) of Private Investment Companies	(6,219,401)	(2,163,542)	(4,995,273)	(1,535,116)	(1,178,274)	(1,894,552)	(703,517)	(206,942)	(1,222,587)
Reduction of collateral in Swap contracts	(400,878)	4,446,306	-	-	-	-	(479,898)	(73,100)	-
Sale of Private Investment Companies	7,222,405	7,222,405	6,950,956	2,001,031	2,001,031	4,353,896	333,194	333,194	1,734,988
Increase and/or decrease in:
Investments in unconsolidated trading companies, at fair value	(14,119)	7,481	1,136,760	(13,363)	10,098	764,083	10,195	(3,025)	13,452
Interest receivable	7,817	(6,507)	29,990	132	460	2,217	8,904	(7,784)	2,876
Receivable from related parties	4,892	6,561	(11,453)	266	(266)	-	5,205	(5,205)	-
Other assets	-	5,700	(177,606)	-	-	-	-	-	-
Redemptions receivable from private investment companies	31,886	140,020	6,380	24,837	(24,837)	-	1,251	(1,251)	-
Incentive fees payable to Managing Owner	-	-	(3,875)	-	-	-	-	-	60,871
Management fees payable to Managing Owner	-	-	-	-	-	(8,347)	-	-	-
Interest payable to Managing Owner	-	-	-	-	-	-	(55)	87	(1,838)
Trading fees payable to Managing Owner	(3,359)	(23,301)	(8,950)	(1,578)	(6,213)	(16,311)	1,126	(1,187)	(51)
Service fees payable to Managing Owner	(302)	(3,007)	(1,106)	(27)	(134)	(1,546)	1	18	-
Advance on unrealized Swap Appreciation	-	-	-	-	-	-	-	(115,000)	-
Subscriptions in advance for service fee rebates	-	119	2,101	-	184	3,441	-	173	-
Other liabilities	728	3,110	-	1,608	(328)	499	(2,367)	2,641	887

Net cash provided by (used in) operating activities	1,296,764	9,008,794	3,770,838	443,521	722,402	2,702,090	74,151	155,604	680,922

Cash Flows from Financing Activities:
Proceeds from sale of units	6,000	-	-	1,000	-	-	-	-	-
Payment for redemption of units	(1,224,988)	(4,977,342)	(4,187,270)	(334,461)	(781,398)	(2,722,825)	(147,249)	(89,964)	(714,834)
Payment made by the Managing Owner	-	-	-	-	-	-	-	-	-
Pending owner additions	-	-	-	-	-	-	-	-	-
Advance on unrealized Swap Appreciation	-	(4,000,000)	-	-	-	-	-	-	6,585
Change in owner redemptions payable	-	-	-	(38,128)	38,128	-	20,299	(6,585)	-

Net cash provided by (used in) financing activities	(1,218,988)	(8,977,342)	(4,187,270)	(371,589)	(743,270)	(2,722,825)	(126,950)	(96,549)	(708,249)

Net increase (decrease) in cash and cash equivalents	77,776	31,452	(416,432)	71,932	(20,868)	(20,735)	(52,799)	59,055	(27,328)

Cash and cash equivalents, beginning of year	87,715	56,263	472,695	4,771	25,639	46,374	93,327	34,272	61,600
Cash and cash equivalents, end of year	$165,491	$87,715	$56,263	$76,703	$4,771	$25,639	$40,528	$93,327	$34,272

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Cash Flows

For the Years Ended December 31, 2021, 2020, 2019

	Frontier Balanced Fund			Frontier Select Fund
	12/31/2021	12/31/2020	12/31/2019	12/31/2021	12/31/2020	12/31/2019

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$563,981	$(6,866,048)	$(33,789)	$149,809	$(297,634)	$(195,425)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	85,604	15,744	104,475	-	-	-
Net change in ownership allocation of U.S. Treasury securities	465,487	(220,865)	1,464,296	(235,383)	(826,946)	(1,015,753)
Net unrealized (gain)/loss on swap contracts	-	3,088,917	(1,149,846)	-	-	-
Net realized (gain)/loss on swap contracts	-	2,448,166	-	-	-	-
Net unrealized (gain)/loss on U.S. Treasury securities	(1,499)	5,410	(1,058)	(852)	2,628	(3,636)
Net realized (gain)/loss on U.S. Treasury securities	11,502	(25,729)	(12,809)	3,778	(3,696)	397
Net unrealized (gain)/loss on private investment companies	(171,769)	(619,705)	(1,457,718)	(3,095)	(66,982)	149,095
Net realized (gain)/loss on private investment companies	(542,771)	1,593,919	921,909	(233,656)	240,757	(170,272)
(Purchases) sales of:
Sales of swap contracts	-	7,586,366	-	-	-	-
(Purchases) of swap contracts	-	(7,355,251)	-	-	-	-
Sales of U.S. Treasury securities	1,827,896	3,915,124	1,030,440	377,421	2,403,975	2,633,295
(Purchases) of U.S. Treasury securities	(1,065,811)	(4,746,241)	(2,613,278)	(155,247)	(1,467,357)	(1,640,515)
U.S. Treasury interest and premium paid/amortized	265	6,461	46,019	-	-	(5)
(Purchases) of Private Investment Companies	(4,841,423)	(4,848,308)	(8,169,632)	(2,007,482)	(2,136,722)	(1,279,910)
Sale of Private Investment Companies	7,155,734	7,155,734	17,749,875	2,508,522	2,508,522	2,368,922
Reduction of collateral in Swap contracts	-	6,176,555	-	-	-	-
Increase and/or decrease in:
Receivable from futures commission merchants	(584,389)	2,292,269	157,058	-	-	-
Investments in unconsolidated trading companies, at fair value	14,778	1,112	1,694,132	(9,514)	505,355	17,825
Interest receivable	24,656	(21,201)	(1,726)	(222)	2,268	(570)
Receivable from related parties	14,602	(14,602)	-	-	-	-
Other assets	-	-	(380,111)	-	-	-
Redemptions receivable from private investment companies	55,473	324,638	-	67,876	(67,876)	-
Incentive fees payable to Managing Owner	54,702	-	-	-	-	-
Management fees payable to Managing Owner	(7,423)	59	(5,122)	-	-	-
Interest payable to Managing Owner	(419)	1,271	(1,385)	17	179	-
Trading fees payable to Managing Owner	(4,924)	(32,285)	(31,591)	(251)	(2,067)	(1,812)
Service fees payable to Managing Owner	(3,067)	(20,254)	(15,156)	(185)	(3,197)	(1,669)
Risk analysis fees payable	867	1,048	(662)	-	-	-
Payables to related parties	-	-	-	(26,129)	26,129	-
Subscriptions in advance for service fee rebates	22,486	27,157	61,504	1,613	2,568	5,733
Other liabilities	(3,486)	6,886	2,372	1,186	(8,509)	8,509

Net cash provided by (used in) operating activities	3,071,052	9,876,346	9,358,197	438,206	811,395	874,209

Cash Flows from Financing Activities:
Proceeds from sale of units	-	-	-	-	-	-
Payment for redemption of units	(3,165,227)	(3,517,435)	(9,292,547)	(387,066)	(865,865)	(844,811)
Payment made by the Managing Owner	-	-	-	-	-	-
Pending owner additions	-	-	-	-	-	-
Advance on unrealized Swap Appreciation	-	(6,176,555)	-	-	-	-
Change in owner redemptions payable	20,382	(39,059)	15,300	-	(6,875)	6,875

Net cash provided by (used in) financing activities	(3,144,845)	(9,733,049)	(9,277,247)	(387,066)	(872,740)	(837,936)

Net increase (decrease) in cash and cash equivalents	(73,793)	143,297	80,950	51,140	(61,345)	36,273

Cash and cash equivalents, beginning of year	261,803	118,506	37,556	-	61,345	25,072
Cash and cash equivalents, end of year	$188,010	$261,803	$118,506	$51,140	$-	$61,345

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Cash Flows

For the Year Ended December 31, 2021, 2020, 2019

	Frontier Global Fund			Frontier Heritage Fund
	12/31/2021	12/31/2020	12/31/2019	12/31/2021	12/31/2020	12/31/2019

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(9,735)	$(584,304)	$122,072	$195,466	$(38,465)	$(52,669)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in ownership allocation of U.S. Treasury securities	(101,461)	(223,579)	(2,166,060)	(40,786)	(1,547,348)	(438,164)
Net unrealized (gain)/loss on swap contracts	-	-	-	-	(197,829)	67,436
Net realized (gain)/loss on swap contracts	-	-	-	-	97,745	-
Net unrealized (gain)/loss on U.S. Treasury securities	2,520	7,981	19,535	1,279	(1,057)	(1,244)
Net realized (gain)/loss on U.S. Treasuries securities	2,415	(11,678)	(13,736)	3,385	(900)	(3,162)
Net unrealized (gain)/loss on private investment companies	97,778	751,136	(1,144,682)	(197,905)	(227,342)	(430,724)
Net realized (gain)/loss on private investment companies	(292,612)	(455,079)	168,651	(156,731)	83,882	146,186
(Purchases) sale of:
Sales of U.S. Treasury Securities	375,978	877,516	8,701,245	337,555	2,493,564	2,403,609
(Purchases) of U.S. Treasury securities	(277,451)	(629,240)	(3,463,172)	(237,408)	(940,190)	(1,595,028)
U.S. Treasury interest and premium paid/amortized	-	-	(2)	-	-	(6)
Sales of swap contracts	-	-	-	1,491,966	1,491,966	-
(Purchases) of swap contracts	-	-	-	(978,809)	(978,809)	-
(Purchases) of Private Investment Companies	(1,088,812)	(556,666)	(4,899,753)	(820,627)	(1,168,275)	(1,165,676)
Sale of Private Investment Companies	2,214,920	2,214,920	852,817	1,203,951	1,203,951	1,358,415
Reduction of collateral in Swap contracts	-	-		(513,156)	2,474,936	-
Increase and/or decrease in:
Investments in unconsolidated trading companies, at fair value	(22,735)	10,735	4,280,256	(6,207)	16,011	707,795
Interest receivable	(1)	438	63,454	1,263	111	7,564
Advance on unrealized Swap Appreciation	-	-	-	-	(1,900,000)	-
Receivable from related parties	319	(319)	-	845	(845)	-
Management fees payable to Managing Owner	-	-	(42,705)	-	-	(9,201)
Interest payable to Managing Owner	(14)	270	(8,068)	78	(27)	(1,072)
Trading fees payable to Managing Owner	(2,316)	(10,691)	(1,813)	602	(3,465)	981
Service fees payable to Managing Owner	(1,362)	(4,915)	(6,540)	156	(568)	(1,322)
Subscriptions in advance for service fee rebates	4,139	4,646	16,744	6,609	6,073	10,973
Other liabilities	2,768	(8,338)	8,543	596	(948)	1,488

Net cash provided by (used in) operating activities	904,338	1,382,833	2,486,786	292,122	862,171	1,006,179

Cash Flows from Financing Activities:
Proceeds from sale of units	-	-	-	-	-	-
Payment for redemption of units	(809,572)	(1,333,292)	(3,482,119)	(258,439)	(402,266)	(1,107,696)
Change in non-controlling interest	-	-	-	-	(479,025)	-
Change in owner redemptions payable	27,561	(71,379)	71,379	-	(9,735)	9,735

Net cash provided by (used in) financing activities	(782,011)	(1,404,671)	(3,410,740)	(258,439)	(891,026)	(1,097,961)

Net increase (decrease) in cash and cash equivalents	122,327	(21,838)	(923,954)	33,683	(28,855)	(91,782)

Cash and cash equivalents, beginning of year	5,694	27,532	951,485	15,156	44,011	135,096
Cash and cash equivalents, end of year	$128,021	$5,694	$27,532	$48,839	$15,156	$44,011

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

As of December 31, 2021, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into two separate Classes—Class 2 and Class 3. The Trust, with respect to the Frontier Select Fund, Frontier Global Fund and Frontier Heritage Fund separates Units into a maximum of three separate Classes—Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Balanced Fund separates Units into a maximum of five separate Classes—Class 1, Class 1AP, Class 2, Class 2A and Class 3A. The Trust, with respect to the Frontier Long/Short Commodity Fund separates Units into a maximum of five separate Classes—Class 1A, Class 2A, Class 2, Class 3A and Class 3. Frontier Masters Fund Class 1 was closed as of April 1, 2021, and Frontier Diversified Fund Class 1 was closed as of July 21, 2021.

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

Consolidation— The Series, through investing in the Trading Companies and Galaxy Plus, authorize certain Trading Advisors to place trades and manage assets at pre- determined investment levels. The Trading Companies were organized by the Managing Owner for the purpose of investing in commodities interests and derivative instruments, and have no operating income or expenses, except for trading income and expenses and a risk analysis fee (for closed Series only), all of which is allocated to the Series if consolidated by a Series. Galaxy Plus is a series of Delaware limited liability companies, sponsored by New Hyde Park Alternative Funds, LLC, that create exposure to a variety of third party professional managed futures and foreign exchange advisors. Galaxy Plus is available to qualified high-net-worth individuals and institutional investors. Trading Companies in which a Series has a controlling and majority interest as calculated on that Series’ pro-rata net asset value in the Trading Company are consolidated by such Series. Investments in Trading Companies in which a Series does not have a controlling and majority interest and all interests in Galaxy Plus entities are accounted for using net asset value as the practical expedient, which approximates fair value. Fair value represents the proportionate share of the Series’ interest in the NAV in a Trading Company or Galaxy Plus entity. The equity interest held by Series of the Trust is shown as investments in unconsolidated Trading Companies or investments in private investment companies in the statements of financial condition. The income or loss attributable thereto in proportion of investment level is shown in the statements of operations as change in fair value of investments in unconsolidated Trading Companies or net unrealized gain/(loss) on private investment companies.

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

As of December 31, 2021, and 2020, the consolidated statements of financial condition of Frontier Balanced Fund included the assets and liabilities of its wholly owned interests in Frontier Trading Company I, LLC.

For the year ended December 31, 2021, 2020 and 2019 the consolidated statements of operations of Frontier Balanced Fund included the earnings of its wholly owned interest in Frontier Trading Company I, LLC and Frontier Trading Company XXXIV, LLC.

As of December 31, 2021, and 2020, the consolidated statements of financial condition of Frontier Long/Short Commodity Fund included the assets and liabilities of its wholly owned Trading Company, Frontier Trading Company XXXVII, LLC.

For the years ended December 31, 2021, 2020 and 2019, the consolidated statements of operations of Frontier Long/Short Commodity Fund included the earnings of its wholly owned Trading Company listed above.

As of December 31, 2021, and 2020, the consolidated statements of financial condition of Frontier Diversified Fund included the assets and liabilities of its wholly owned Frontier Trading Company XXXV, LLC.

For the years ended December 31, 2021, 2020, and 2019 the consolidated statements of operations of Frontier Diversified Fund included the earnings of its wholly owned Trading Company listed above.

As of and for the years ended December 31, 2021, 2020, and 2019, the consolidated statements of financial condition and statement of operations of Frontier Heritage Fund included the assets and liabilities, and earnings, respectively, of its majority owned Trading Company, Frontier Trading Company XXXIX, LLC.

For the year ended December 31, 2021, 2020 and 2019, the consolidated statements of operations of Frontier Select Fund included the earnings of its majority owned Trading Company.

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

Receivable from Futures Commission Merchants—The Series of the Trust deposit assets with a FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust, with respect to the Series, earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2021 and 2020 included restricted cash for margin requirements of $801,701 and $321,638 respectively, for the Frontier Balanced Fund.

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

Income Taxes—The Trust, with respect to the Series, applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust, with respect to the Series’, financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust, with respect to the Series, for the year ended December 31, 2021.

The 2018 through 2021 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

Each Series is charged service fees as outlined above. In some cases, amounts paid to selling agents might be less than the amount charged to the Series. When this occurs, the service fee is rebated back to the investor in the form of additional units. During 2019, 2020 and 2021, the Series were not allowed to issue additional units. The Managing Owner has determined that the purchase of additional units of the relevant Series will commence in 2022 when the Series are allowed to sell shares again. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $22,650, $393, $31,725, $369,341, $21,076, $158,810 and $69,814 for the Frontier Diversified, Long/Short Commodity, Masters, Balanced, Select, Global and Heritage Funds, respectively, as of December 31, 2021.

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

Swap contracts are reported at fair value upon daily reports from the counterparty. In addition, a third party takes the inputs from the counterparty, makes certain adjustments, and runs it through their pricing model to come up with their daily price. The fair value measurements of the swap contracts are valued using unadjusted inputs that were not internally developed. The Managing Owner reviews and compares approves current day pricing of the CTA positions, as received from the counterparty which includes intra-day volatility and volume and daily index performance, as well as from the third party. Differences in prices exceeding 5% are investigated. Unexplainable differences are escalated to the Managing Owner’s Valuation Committee for evaluation and resolution. Swap contracts are reported at fair value using Level 3 inputs. For the year ended December 31, 2021, the Trust did not have any total return swap investments.

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

Investments in Private Investment Companies. Investments in private investment companies are valued utilizing the net asset values provided by the underlying private investment companies as a practical expedient. Each Series applies the practical expedient to its investments in private investment companies on an investment-by-investment basis, and consistently with the Series’ entire position in a particular investment, unless it is probable that the Series will sell a portion of an investment at an amount different from the net asset value of the investment. Investments in Private Investment Companies are excluded from the level table below.

The following table summarizes investment in each Series measured at fair value on a recurring basis as of December 31, 2021 and December 31, 2020 segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value.

December 31, 2021	Practical Expedient	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$30,788	$-	$-	$-	$30,788
U.S. Treasury Securities	-	33,274	-	-	33,274
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	14,270	-	-	-	14,270
U.S. Treasury Securities	-	15,422	-	-	15,422
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	7,541	-	-	-	7,541
U.S. Treasury Securities	-	8,148	-	-	8,148
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	34,977	-	-	-	34,977
Open Trade Equity (Deficit)	-	14,836	-	-	14,836
U.S. Treasury Securities	-	37,801	-	-	37,801
Frontier Select Fund
Investment in Unconsolidated Trading Companies	9,514	-	-	-	9,514
U.S. Treasury Securities	-	10,282	-	-	10,282
Frontier Global Fund
Investment in Unconsolidated Trading Companies	23,818	-	-	-	23,818
U.S. Treasury Securities	-	25,740	-	-	25,740
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	9,087	-	-	-	9,087
U.S. Treasury Securities	-	9,820	-	-	9,820

December 31, 2020

	Practical Expedient	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$16,669	$-	$-	$-	$16,669
U.S. Treasury Securities	-	427,393	-	-	427,393
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	907	-	-	-	907
U.S. Treasury Securities	-	23,245	-	-	23,245
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	17,736	-	-	-	17,736
U.S. Treasury Securities	-	454,738	-	-	454,738
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	49,755	-	-	-	49,755
Open Trade Equity (Deficit)	-	100,440	-	-	100,440
U.S. Treasury Securities	-	1,275,641	-	-	1,275,641
Frontier Global Fund
Investment in Unconsolidated Trading Companies	1,083	-	-	-	1,083
U.S. Treasury Securities	-	27,742	-	-	27,742
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	2,880	-	-	-	2,880
U.S. Treasury Securities	-	73,847	-	-	73,847

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the statements of operations. Investment in unconsolidated trading company asset gains and losses (realized/unrealized) included in earnings are classified in “Change in fair value of investments in unconsolidated trading companies.” During the year ended December 31, 2021 and 2020, all identified Level 3 assets were components of the Frontier Diversified Fund, Frontier Long/Short Commodity Fund, Frontier Balanced Fund, Frontier Select Fund, and Frontier Heritage Fund. During the year ended December 31, 2020, the entire investments in the swaps were sold.

2020

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

The Series of the Trust assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Series’ accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the years ended December 31, 2020, the Trust did not transfer any assets between Levels 1, 2 or 3.

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of December 31, 2021, none of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain swaps and is recorded as collateral within the swap fair value within the Statements of Financial Condition. The cash held with the counterparty is not restricted.

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

The following table summarizes each of the Series’ investments in unconsolidated Trading Companies as of December 31, 2021 and 2020:

	As of December 31, 2021		As of December 31, 2020
	Percentage of		Percentage of
	Series Total		Series Total
	Capital Invested in		Capital Invested in
	Unconsolidated Trading Companies	Fair Value	Unconsolidated Trading Companies	Fair Value
Series

Frontier Diversified Series —
Frontier Trading Company XXXVIII	1.02%	$30,788	0.40%	$16,669
Frontier Masters Fund ---
Frontier Trading Company XXXVIII	2.02%	$14,270	0.09%	$907
Frontier Long/Short Commodity Fund ---
Frontier Trading Company XXXVIII	0.61%	$7,541	1.35%	$17,736
Frontier Balanced Fund ---
Frontier Trading Company XXXVIII	0.37%	$34,977	0.41%	$49,755
Frontier Select Fund ---
Frontier Trading Companies XXXVIII	0.67%	$9,514	0.00%	$-
Frontier Global Fund ---
Frontier Trading Company XXXVIII	1.13%	$23,818	0.04%	$1,083
Frontier Heritage Fund ---
Frontier Trading Company XXXVIII	0.39%	$9,087	0.12%	$2,880

The Series investments in private investment companies have certain redemption and liquidity restrictions which are described in the following table:

	Redemptions	Redemptions	Liquidity
	Notice Period	Permitted	Restrictions

Frontier Diversified Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None

Frontier Masters Fund
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC	24 hours	Daily	None

Frontier Long/Short Commodity Fund
Multi-Strategy
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC	24 hours	Daily	None

Frontier Balanced Fund
Multi-Strategy
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None

Frontier Select Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC	24 hours	Daily	None

Frontier Global Fund
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None

Frontier Heritage Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None

6.	Transactions with Affiliates

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

Expenses

Management Fees— Each Series of Units pays to the Managing Owner a monthly management fee equal to a percentage of the notional assets of such Series allocated to Trading Companies, calculated on a daily basis. The percentage basis of the fees varies and are in line with the amounts being disclosed below. In addition, the Managing Owner receives a monthly management fee equal to a certain percentage of the assets in the Galaxy Plus entities attributable to such Series’ (including notional assets), calculated on a monthly basis. The management fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. The total amount of assets of a Series allocated to Trading Advisors and/or reference programs, including (i) actual funds deposited in accounts directed by the Trading Advisors or deposited as margin in respect of swaps or other derivative instruments referencing a reference program plus (ii) any notional equity allocated to the Trading Advisors and any reference programs, is referred to herein as the “notional assets” of the Series. The annual rate of the management fee is: 0.5% for the Frontier Balanced Fund Class 1 and Class 2, 0.5% for the Frontier Balanced Fund Class 1AP, Class 2a and Class 3a, 2.0% for the Frontier Global Fund, Frontier Long/Short Commodity Fund Class 1a, Class 2a, and Class 3a and Frontier Masters Fund, 0.75% for Frontier Diversified Fund, 2.5% for the Frontier Heritage Fund and Frontier Select Fund, and 3.5% for the Frontier Long/Short Commodity Fund Class 2 and Class 3. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) and/or waive (up to the percentage specified) any such management fee to the extent any related management fee is paid by a trading company or estimated management fee is embedded in a swap or other derivative instrument. Any management fee embedded in a swap or other derivative instrument may be greater or less than the management fee that would otherwise be charged to the Series by the Managing Owner.

As of the date of this report, for a Series that has invested in a swap, a Trading Advisor does not receive any management fees directly from the Series for such swap, and instead the relevant Trading Advisor receives compensation via the fees embedded in the swap. As of December 31, 2020, the management fee embedded in (i) swaps owned by Frontier Diversified Fund was 1.00% per annum, (ii) swaps owned by Frontier Balanced Fund was 1.00% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 1.50% per annum, (iv) swaps owned by Frontier Select Fund was 1.00% per annum, and (v) swaps owned by Frontier Heritage Fund was 1.00% per annum, and the Managing Owner had waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded management fee was accrued on the relevant notional amount of the swap. For the year ended December 31, 2021, the Series held no investments in swaps.

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

Incentive Fees— Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated in the Trading Companies by such Series, monthly or quarterly. In addition, the Managing Owner receives a quarterly incentive fee of a certain percentage of new net trading profits generated in the Galaxy Plus entities that have been allocated to the Series. The incentive fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. Because the Frontier Diversified Fund, Frontier Masters Fund, Frontier Balanced Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Long/Short Commodity Fund may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Frontier Balanced Fund and the Frontier Diversified Fund and 20% for the Frontier Global Fund, Frontier Heritage Fund, Frontier Select Fund, Frontier Long/Short Commodity Fund and Frontier Masters Fund. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series. For the year ended of this report, the Managing Owner or Trading Advisor(s) did not receive any incentive fees swaps. For the year ended December 31, 2020, the range of incentive fees as a percentage of net new trading profits on swaps embedded in (i) swaps owned by Frontier Diversified Fund was 20-25% per annum, (ii) swaps owned by Frontier Balanced Fund was 20-25% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 25% per annum, and (iv) swaps owned by Frontier Heritage Fund was 15% per annum, and the Managing Owner has waived the entire incentive fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded incentive fee was accrued based on the net new trading profits of the swap.

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

The Managing Owner has determined that the purchase of additional units of the relevant series will commence in 2022. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $22,650, $393, $31,725, $369,341, $21,076, $158,810 and $69,814 for the Frontier Diversified, Long/Short Commodity, Masters, Balanced, Select, Global and Heritage Funds, respectively, as of December 31, 2021.

The following table summarizes fees earned by the Managing Owner and the Former Managing Owner for the years ended December 31, 2021, 2020 and 2019.

For the Year Ended December 31, 2021	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	$-	$2,118	$125,429
Frontier Masters Fund	-	-	628	52,957
Frontier Long/Short Commodity Fund	-	-	228	38,961
Frontier Balanced Fund	158,775	18,441	258,209	435,300
Frontier Select Fund	-	-	46,410	46,943
Frontier Global Fund	-	-	76,678	140,017
Frontier Heritage Fund	-	-	68,400	101,631

For the Year Ended December 31, 2020	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	$-	$14,246	$251,203
Frontier Masters Fund	-	-	1,786	101,300
Frontier Long/Short Commodity Fund	-	-	381	32,628
Frontier Balanced Fund	-	19,600	351,503	580,978
Frontier Select Fund	-	-	62,144	53,759
Frontier Global Fund	-	-	100,858	186,591
Frontier Heritage Fund	-	-	66,761	104,941

For the Year Ended December 31, 2019	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	$2,668	$44,726	$493,585
Frontier Masters Fund	-	7,665	11,635	213,153
Frontier Long/Short Commodity Fund	-	-	562	54,334
Frontier Balanced Fund	-	22,377	606,359	972,678
Frontier Select Fund	-	-	102,692	85,589
Frontier Global Fund	-	38,679	177,833	278,497
Frontier Heritage Fund	-	7,289	84,518	118,979

The following table summarizes fees payable to the Managing Owner and Former Managing Owner as of December 31, 2021 and 2020.

As of December 31, 2021	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$-	$-	$-	$83	$9,217
Frontier Masters Fund	-	-	-	43	3,882
Frontier Long/Short Commodity Fund	-	-	32	19	3,407
Frontier Balanced Fund	54,702	1,431	957	18,314	32,970
Frontier Select Fund	-	-	196	3,524	3,682
Frontier Global Fund	-	-	312	4,986	9,533
Frontier Heritage Fund	-	-	217	4,950	8,307

As of December 31, 2020	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$-	$-	$-	$385	$12,576
Frontier Masters Fund	-	-	-	70	5,460
Frontier Long/Short Commodity Fund	-	-	87	18	2,281
Frontier Balanced Fund	-	8,854	1,376	21,381	37,894
Frontier Select Fund	-	-	179	3,709	3,933
Frontier Global Fund	-	-	326	6,348	11,849
Frontier Heritage Fund	-	-	139	4,794	7,705

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

The following table outlines the interest paid by each Series to the Managing Owner and Former Managing Owner and its ratio to average net assets for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019	2021	2020	2019
	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Ratio to Average Net Assets	Ratio to Average Net Assets	Ratio to Average Net Assets

Frontier Diversified Fund Class 1	$-	$128,397	$-	0.00%	33.62%	0.00%
Frontier Diversified Fund Class 2	-	791,849	-	0.00%	29.93%	0.00%
Frontier Diversified Fund Class 3	-	617,154	-	0.00%	14.78%	0.00%
Frontier Masters Fund Class 1	-	219	-	0.00%	2.00%	0.00%
Frontier Masters Fund Class 2	-	1,567	-	0.00%	0.25%	0.00%
Frontier Long/Short Commodity Fund Class 2	22	27	14	0.06%	0.07%	0.02%
Frontier Long/Short Commodity Fund Class 3	659	703	337	0.06%	0.07%	0.02%
Frontier Balanced Fund Class 1	8,660	7,387	3,925	0.10%	0.06%	0.02%
Frontier Balanced Fund Class 1AP	108	103	64	0.11%	0.06%	0.02%
Frontier Balanced Fund Class 2	1,749	1,484	764	0.10%	0.06%	0.02%
Frontier Balanced Fund Class 2a	16	17	10	0.02%	0.01%	0.00%
Frontier Balanced Fund Class 3a	103	80	32	0.02%	0.01%	0.00%
Frontier Select Fund Class 1	2,876	4,514	5,563	0.19%	0.22%	0.16%
Frontier Select Fund Class 1AP	20	24	15	0.19%	0.24%	0.19%
Frontier Select Fund Class 2	138	173	174	0.18%	0.23%	0.16%
Frontier Global Fund Class 1	3,665	3,110	23,787	0.14%	0.09%	0.40%
Frontier Global Fund Class 1AP	-	28	114	0.00%	0.10%	0.33%
Frontier Global Fund Class 2	281	238	1,386	0.14%	0.09%	0.35%
Frontier Heritage Fund Class 1	3,669	5,141	5,323	0.16%	0.23%	0.19%
Frontier Heritage Fund Class 1AP	14	20	9	0.16%	0.24%	0.15%
Frontier Heritage Fund Class 2	373	847	1,088	0.16%	0.20%	0.18%

Total	$22,353	$1,563,082	$42,605

7.	Financial Highlights

The following information presents the financial highlights of the Series for the years ended December 31, 2021, 2020 and 2019. This data has been derived from the information presented in the financial statements.

For the year ended December 31, 2021

	Frontier Diversified Fund				Frontier Masters Fund				Frontier Long/Short Commodity Fund
	Class 1		Class 2	Class 3	Class 1		Class 2	Class 3	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2020	$72.68		$88.95	$83.33	$55.18		$67.54	$63.52	$85.99	$55.29	$90.21	$58.37
Net operating results:
Interest income	0.09		0.11	0.11	0.19		0.27	0.25	0.27	0.17	0.27	0.17
Expenses	(4.32)		(3.28)	(3.17)	(6.89)		(4.56)	(4.28)	(2.88)	(1.74)	(2.85)	(1.84)
Net gain/(loss) on investments, net of non-controlling interests	(68.45	)*	3.19	3.28	(48.48	)*	6.92	6.66	6.59	5.04	6.75	5.45
Net income/(loss)	(72.68	)*	0.03	0.23	(55.18	)*	2.63	2.63	3.98	3.46	4.17	3.79
Net asset value, December 31, 2021	$-	*	$88.98	$83.56	$-	*	$70.17	$66.15	$89.97	$58.75	$94.38	$62.16

Ratios to average net assets
Net investment income/(loss)	-10.83%		-6.54%	-6.54%	-24.03%		-11.12%	-11.12%	-5.16%	-5.16%	-5.16%	-5.16%
Expenses before incentive fees (3)(4)	11.07%		6.78%	6.78%	24.71%		11.81%	11.81%	5.70%	5.70%	5.70%	5.70%
Expenses after incentive fees (3)(4)	11.07%		6.78%	6.78%	24.71%		11.81%	11.81%	5.70%	5.70%	5.70%	5.70%
Total return before incentive fees (2)	5.06	%*	0.03%	0.28%	4.59	%*	3.89%	4.14%	4.63%	6.25%	4.63%	6.49%
Total return after incentive fees (2)	5.06	%*	0.03%	0.28%	4.59	%*	3.89%	4.14%	4.63%	6.25%	4.63%	6.49%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2020	$79.93	$96.81	$130.54	$113.20	$112.81	$58.55	$70.99	$94.20
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(7.39)	(6.40)	(7.92)	(7.83)	(6.75)	(3.87)	(2.22)	(2.95)
Net gain/(loss) on investments, net of non-controlling interests	10.28	12.97	16.78	15.61	14.51	8.71	10.44	13.86
Net income/(loss)	2.89	6.57	8.86	7.78	7.76	4.84	8.22	10.90
Net asset value, December 31, 2021	$82.82	$103.38	$139.40	$120.98	$120.57	$63.39	$79.21	$105.10

Ratios to average net assets
Net investment income/(loss)	-15.38%	-9.53%	-9.53%	-9.53%	-9.53%	-11.80%	-5.79%	-5.79%
Expenses before incentive fees (3)(4)	13.99%	8.14%	8.14%	8.14%	8.14%	11.80%	5.79%	5.79%
Expenses after incentive fees (3)(4)	15.38%	9.53%	9.53%	9.53%	9.53%	11.80%	5.79%	5.79%
Total return before incentive fees (2)	5.01%	8.18%	8.18%	8.27%	8.27%	8.27%	11.58%	11.57%
Total return after incentive fees (2)	3.61%	6.79%	6.79%	6.87%	6.88%	8.27%	11.58%	11.57%

	Frontier Global Fund		Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2020	$110.90	$167.56	$96.10	$116.50	$155.92
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00
Expenses	(9.45)	(8.67)	(7.58)	(5.34)	(7.16)
Net gain/(loss) on investments, net of non-controlling interests	8.00	11.51	14.91	18.03	24.16
Net income/(loss)	(1.45)	2.84	7.33	12.69	16.99
Net asset value, December 31, 2021	$109.45	$170.40	$103.43	$129.19	$172.91

Ratios to average net assets
Net investment income/(loss)	-15.46%	-9.73%	-14.26%	-8.18%	-8.18%
Expenses before incentive fees (3)(4)	15.46%	9.73%	14.26%	8.18%	8.18%
Expenses after incentive fees (3)(4)	15.46%	9.73%	14.26%	8.18%	8.18%
Total return before incentive fees (2)	-1.31%	1.70%	7.62%	10.89%	10.90%
Total return after incentive fees (2)	-1.31%	1.70%	7.62%	10.89%	10.90%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees are included in the total return.

*	Class 1 of Frontier Master Fund was closed as of April 1, 2021 and Frontier Diversified Fund Class 1 was closed as of July 21, 2021.

For the year ended December 31, 2020

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 1a		Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2019	$101.10	$121.58	$113.61	$72.28	$87.18	$81.78	$44.20		$81.60	$52.55	$85.64	$55.31
Net operating results:
Interest income	0.01	0.01	0.01	0.09	0.12	0.11	0.14		0.25	0.16	0.27	0.17
Expenses	(6.39)	(3.65)	(3.23)	(14.02)	(4.83)	(4.51)	(3.09)		(2.09)	(1.34)	(2.19)	(1.41)
Net gain/(loss) on investments, net of non-controlling interests	(22.03)	(28.98)	(27.06)	(3.17)	(14.93)	(13.86)	(41.24	)*	6.22	3.91	6.49	4.30
Net income/(loss)	(28.42)	(32.63)	(30.28)	(17.10)	(19.64)	(18.27)	(44.20	)*	4.39	2.74	4.56	3.05
Net asset value, December 31, 2020	$72.68	$88.95	$83.33	$55.18	$67.54	$63.52	$-	*	$85.99	$55.29	$90.21	$58.37

Ratios to average net assets
Net investment income/(loss)	-7.33%	-3.60%	-3.60%	-22.42%	-6.13%	-6.13%	-6.61%		-2.21%	-2.21%	-2.21%	-2.21%
Expenses before incentive fees (3)(4)	7.34%	3.61%	3.61%	22.57%	6.28%	6.28%	6.91%		2.51%	2.51%	2.51%	2.51%
Expenses after incentive fees (3)(4)	7.34%	3.61%	3.61%	22.57%	6.28%	6.28%	6.91%		2.51%	2.51%	2.51%	2.51%
Total return before incentive fees (2)	-28.11%	-26.84%	-26.65%	-23.66%	-22.53%	-22.33%	-1.63	%*	5.38%	5.20%	5.33%	5.52%
Total return after incentive fees (2)	-28.11%	-26.84%	-26.65%	-23.66%	-22.53%	-22.33%	-1.63	%*	5.38%	5.20%	5.33%	5.52%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2019	$117.23	$137.81	$185.82	$161.04	$160.50	$66.56	$78.51	$103.94
Net operating results:
Interest income	0.04	0.04	0.06	0.05	0.05	0.00	0.00	0.00
Expenses	(6.16)	(4.17)	(5.64)	(4.92)	(4.87)	(3.40)	(1.82)	(2.42)
Net gain/(loss) on investments, net of non-controlling interests	(31.19)	(36.87)	(49.70)	(42.97)	(42.87)	(4.60)	(5.70)	(7.32)
Net income/(loss)	(37.31)	(41.00)	(55.28)	(47.84)	(47.69)	(8.01)	(7.52)	(9.74)
Net asset value, December 31, 2020	$79.93	$96.81	$130.54	$113.20	$112.81	$58.55	$70.99	$94.20

Ratios to average net assets
Net investment income/(loss)	-6.98%	-3.99%	-3.99%	-3.99%	-3.99%	-5.49%	-2.49%	-2.49%
Expenses before incentive fees (3)(4)	7.03%	4.03%	4.03%	4.03%	4.03%	5.49%	2.49%	2.49%
Expenses after incentive fees (3)(4)	7.03%	4.03%	4.03%	4.03%	4.03%	5.49%	2.49%	2.49%
Total return before incentive fees (2)	-31.82%	-29.75%	-29.75%	-29.71%	-29.71%	-12.03%	-9.58%	-9.37%
Total return after incentive fees (2)	-31.82%	-29.75%	-29.75%	-29.71%	-29.71%	-12.03%	-9.58%	-9.37%

	Frontier Global Fund				Frontier Heritage Fund
	Class 1	Class 1AP		Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2019	$131.52	$154.43		$192.82	$97.54	$114.15	$153.59
Net operating results:
Interest income	0.00	0.00		0.00	0.00	0.00	0.00
Expenses	(9.95)	(7.59)		(9.47)	(6.76)	(4.58)	(6.26)
Net gain/(loss) on investments, net of non-controlling interests	(10.67)	(146.84	)*	(15.79)	5.33	6.93	8.58
Net income/(loss)	(20.62)	(154.43	)*	(25.26)	(1.44)	2.35	2.32
Net asset value, December 31, 2020	$110.90	$-	*	$167.56	$96.10	$116.50	$155.92

Ratios to average net assets
Net investment income/(loss)	-8.11%	-5.12%		-5.12%	-6.93%	-3.93%	-3.93%
Expenses before incentive fees (3)(4)	8.11%	5.12%		5.12%	6.93%	3.93%	3.93%
Expenses after incentive fees (3)(4)	8.11%	5.12%		5.12%	6.93%	3.93%	3.93%
Total return before incentive fees (2)	-15.68%	-23.34	%*	-13.10%	-1.47%	2.06%	1.51%
Total return after incentive fees (2)	-15.68%	-23.34	%*	-13.10%	-1.47%	2.06%	1.51%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees are included in the total return.

*	Frontier Long/Short Commodity Fund Class 1A was closed as of September 30, 2020 and Frontier Global Class 1AP was closed as of November 18, 2020.

For the year ended December 31, 2019

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 1a	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2018	$102.25	$120.84	$112.62	$91.10	$107.68	$100.77	$56.80	$98.82	$66.52	$103.66	$69.83
Net operating results:
Interest income	0.15	0.17	0.16	0.11	0.13	0.12	0.05	0.10	0.06	0.10	0.06
Expenses	(6.83)	(4.47)	(4.17)	(7.39)	(6.11)	(5.75)	(3.24)	(2.57)	(1.62)	(2.70)	(1.70)
Net gain/(loss) on investments, net of non-controlling interests	5.54	5.03	4.99	(11.54)	(14.52)	(13.36)	(9.41)	(14.74)	(12.41)	(15.41)	(12.88)
Net income/(loss)	(1.15)	0.74	0.98	(18.82)	(20.49)	(18.98)	(12.60)	(17.22)	(13.97)	(18.02)	(14.51)
Net asset value, December 31, 2019	$101.10	$121.58	$113.61	$72.28	$87.18	$81.78	$44.20	$81.60	$52.55	$85.64	$55.31

Ratios to average net assets
Net investment income/(loss)	-6.58%	-3.55%	-3.55%	-8.52%	-5.91%	-5.91%	-6.45%	-2.67%	-2.67%	-2.67%	-2.67%
Expenses before incentive fees (3)(4)	6.73%	3.70%	3.70%	8.65%	6.04%	6.04%	6.55%	2.77%	2.77%	2.77%	2.77%
Expenses after incentive fees (3)(4)	6.73%	3.70%	3.70%	8.65%	6.04%	6.04%	6.55%	2.77%	2.77%	2.77%	2.77%
Total return before incentive fees (2)	-1.12%	0.61%	0.87%	-20.66%	-19.03%	-18.84%	-22.19%	-17.43%	-21.00%	-17.38%	-20.79%
Total return after incentive fees (2)	-1.12%	0.61%	0.87%	-20.66%	-19.03%	-18.84%	-22.19%	-17.43%	-21.00%	-17.38%	-20.79%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2018	$117.63	$134.16	$180.94	$156.81	$156.26	$71.41	$82.48	$108.18
Net operating results:
Interest income	0.21	0.24	0.33	0.28	0.28	(0.00)	0.00	(0.00)
Expenses	(8.01)	(5.25)	(7.08)	(6.12)	(6.12)	(3.93)	(2.09)	(2.69)
Net gain/(loss) on investments, net of non-controlling interests	7.40	8.66	11.63	10.08	10.08	(0.93)	(1.88)	(1.55)
Net income/(loss)	(0.40)	3.65	4.88	4.23	4.24	(4.86)	(3.97)	(4.24)
Net asset value, December 31, 2019	$117.23	$137.81	$185.82	$161.04	$160.50	$66.56	$78.51	$103.94

Ratios to average net assets
Net investment income/(loss)	-6.73%	-3.73%	-3.73%	-3.73%	-3.73%	-5.42%	-2.42%	-2.42%
Expenses before incentive fees (3)(4)	6.91%	3.91%	3.91%	3.91%	3.91%	5.42%	2.42%	2.42%
Expenses after incentive fees (3)(4)	6.91%	3.91%	3.91%	3.91%	3.91%	5.42%	2.42%	2.42%
Total return before incentive fees (2)	-0.34%	2.72%	2.70%	2.70%	2.71%	-6.80%	-4.81%	-3.92%
Total return after incentive fees (2)	-0.34%	2.72%	2.70%	2.70%	2.71%	-6.80%	-4.81%	-3.92%

	Frontier Global Fund (Formerly Frontier Winton Fund)			Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2018	$131.57	$149.92	$187.17	$99.83	$111.78	$152.53
Net operating results:
Interest income	(0.00)	(0.00)	(0.00)	(0.00)	0.00	(0.00)
Expenses	(11.16)	(8.15)	(10.11)	(6.90)	(4.62)	(5.93)
Net gain/(loss) on investments, net of non-controlling interests	11.11	12.66	15.76	4.61	7.00	7.00
Net income/(loss)	(0.05)	4.51	5.65	(2.29)	2.37	1.06
Net asset value, December 31, 2019	$131.52	$154.43	$192.82	$97.54	$114.15	$153.59

Ratios to average net assets
Net investment income/(loss)	-7.99%	-4.99%	-4.99%	-6.71%	-3.70%	-3.70%
Expenses before incentive fees (3)(4)	7.99%	4.99%	4.99%	6.71%	3.70%	3.70%
Expenses after incentive fees (3)(4)	7.99%	4.99%	4.99%	6.71%	3.70%	3.70%
Total return before incentive fees (2)	-0.04%	3.01%	3.02%	-2.30%	2.12%	0.70%
Total return after incentive fees (2)	-0.04%	3.01%	3.02%	-2.30%	2.12%	0.70%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees are included in the total return.

8.	Derivative Instruments and Hedging Activities

The Series’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Series do not enter into or hold positions for hedging purposes as defined under ASC 815, Derivatives and Hedging (“ASC 815”). The detail of the fair value of the Series’ derivatives by instrument types as of December 31, 2021 and 2020 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to each Series’ position in swap contracts. There are embedded management fees in transacting these swaps ranging from 1% to 1.5% based on fair value of swaps and the embedded incentive fees ranging from 15% to 25% based on net new trading profits on swaps.

The following tables summarize the monthly averages of futures contracts bought and sold for each respective Series of the Trust:

For the Year Ended December 31, 2021

Monthly average contracts:

	Bought	Sold

Frontier Balanced Fund	652	654

For the Year Ended December 31, 2020

Monthly average contracts:

	Bought	Sold

Frontier Balanced Fund	613	612

For the Year Ended December 31, 2019

Monthly average contracts:

	Bought	Sold

Frontier Balanced Fund	1,209	1,409

The following tables summarize the trading revenues for the years ended December 31, 2021, 2020 and 2019 by sector:

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended December 31, 2021

Type of contract	Frontier Balanced Fund

Agriculturals	$191,851
Currencies	96,075
Energies	148,710
Interest rates	108,590
Metals	123,350
Stock indices	204,123
Realized trading income/(loss)(1)	$872,699

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

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2021

Type of contract	Frontier Balanced Fund

Agriculturals	$(13,842)
Currencies	11,977
Energies	(14,160)
Interest rates	(37,684)
Metals	(28,136)
Stock indices	(7,461)
Change in unrealized trading income/(loss)(1)	$(89,306)

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

The following tables present gross and net information about the Series’ assets and liabilities subject to master netting arrangements as disclosed on the statements of financial condition as of December 31, 2021 and 2020.

As of December 31, 2021

	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition
Frontier Balanced Fund
Open Trade Equity/(Deficit)	$2,118,427	$(2,103,591)	$14,836

As of December 31, 2020

	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition
Frontier Balanced Fund
Open Trade Equity/(Deficit)	$814,743	$(714,303)	$100,440

9.	Trading Activities and Related Risks

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

Effective January 1, 2022, John Locke Investments SA accessed through Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC ceased to act as a commodity trading advisor to the Trust.

Effective January 1, 2022, Quantica Capital AG accessed through Galaxy Plus Fund – Quantica Managed Futures Feeder Fund (507) LLC became a new commodity trading advisor for Frontier Balanced Fund, Frontier Diversified Fund, Frontier Masters Fund and Frontier Select Fund.

From January 1, 2022 through April 15, 2022, Frontier Balanced Fund, Frontier Diversified Fund, Frontier Heritage Fund, Frontier Long/Short Commodity Fund, Frontier Masters Fund, Frontier Select Fund and Frontier Global Fund paid $677,832, $68,760, $155,511, $92,671, $192,773, $37,562 and $309,109, respectively, in redemptions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Executive Committee of Frontier Funds

Opinions on the Financial Statements

We have audited the accompanying consolidated statement of financial condition, including the consolidated schedule of investments, of the Frontier Funds (the “Trust”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in owners’ capital and cash flows for the years ended December 31, 2021, 2020 and 2019, and the related notes to the consolidated financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years ended December 31, 2021, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Spicer Jeffries LLP

We have served as auditor of the Frontier Funds Trust since 2019.

Denver, Colorado

April 15, 2022

Frontier Funds

Consolidated Statements of Financial Condition

December 31, 2021 and December 31, 2020

	December 31, 2021	December 31, 2020

ASSETS

Cash and cash equivalents	$698,732	$468,466
U.S. Treasury securities, at fair value	140,487	2,282,606
Receivable from futures commission merchants	818,362	233,973
Open trade equity, at fair value	14,836	100,440
Swap contracts, at fair value	-	-
Investments in private investment companies, at fair value	19,595,064	23,089,312
Interest receivable	3,029	45,578
Receivable from related parties	-	26,129
Redemptions receivable from private investment companies	-	181,323

Total Assets	$21,270,510	$26,427,827

LIABILITIES & CAPITAL

LIABILITIES
Redemptions payable	$68,242	$38,128
Incentive fees payable to Managing Owner	54,702	-
Management fees payable to Managing Owner	1,431	8,854
Interest payable to Managing Owner	1,714	2,107
Trading fees payable to Managing Owner	70,998	81,698
Service fees payable to Managing Owner	31,919	36,705
Risk analysis fees payable	10,380	9,513
Subscriptions in advance for service fee rebates	673,809	638,962
Payables to related parties	-	26,129
Other liabilities	17,625	16,592

Total Liabilities	930,820	858,688

OWNERS CAPITAL
Managing Owner Units	214,522	283,217
Limited Owner Units	20,125,168	25,285,922

Total Owners Capital	20,339,690	25,569,139

Total Liabilities and Owners Capital	$21,270,510	$26,427,827

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Condensed Schedule of Investments

December 31, 2021

Description	Fair Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various agriculture futures contracts (Far East)	$10,141	0.05%
Various agriculture futures contracts (Europe)	(21,640)	-0.11%
Various agriculture futures contracts (U.S.)	51,912	0.26%
Various base metals futures contracts (U.S.)	20,031	0.10%
Various currency futures contracts (Europe)	1,994	0.01%
Various currency futures contracts (Far East)	819	0.00%
Various currency futures contracts (Latin America)	6,710	0.03%
Various currency futures contracts (U.S.)	(9,800)	-0.05%
Various energy futures contracts (U.S.)	34	0.00%
Various interest rates futures contracts (Europe)	(718,038)	-3.53%
Various interest rates futures contracts (Far East)	(10,418)	-0.05%
Various interest rates futures contracts (U.S.)	(7,281)	-0.04%
Various precious metal futures contracts (U.S.)	19,168	0.09%
Various soft futures contracts (U.S.)	138,674	0.68%
Various stock index futures contracts (Europe)	1,508	0.01%
Various stock index futures contracts (Far East)	1,541	0.01%
Various stock index futures contracts (Oceanic)	1,236	0.01%
Various stock index futures contracts (Canada)	1,853	0.01%
Total Long Futures Contracts	$(511,556)	-2.52%

SHORT FUTURES CONTRACTS *
Various agriculture futures contracts (Far East)	$(27,804)	-0.14%
Various agriculture futures contracts (Europe)	20,105	0.10%
Various agriculture futures contracts (U.S.)	(11,749)	-0.06%
Various base metals futures contracts (U.S.)	(29,574)	-0.15%
Various currency futures contracts (Europe)	(18,181)	-0.09%
Various currency futures contracts (Far East)	(1,110)	-0.01%
Various currency futures contracts (Latin America)	(21,340)	-0.10%
Various currency futures contracts (U.S.)	6,288	0.03%
Various energy futures contracts (U.S.)	(10,792)	-0.05%
Various interest rates futures contracts (Europe)	785,677	3.86%
Various interest rates futures contracts (U.S.)	(625)	0.00%
Various precious metal futures contracts (U.S.)	(38,573)	-0.19%
Various soft futures contracts (U.S.)	(110,902)	-0.55%
Various stock index futures contracts (Canada)	(5,194)	-0.03%
Various stock index futures contracts (Europe)	(5,157)	-0.03%
Various stock index futures contracts (Far East)	(2,191)	-0.01%
Various stock index futures contracts (Oceanic)	(2,217)	-0.01%
Various stock index futures contracts (U.S.)	(269)	0.00%
Total Short Futures Contracts	$526,392	2.57%
Total Open Trade Equity (Deficit)	$14,836	0.05%

PRIVATE INVESTMENT COMPANIES (3)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$2,765,907	13.60%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	1,005,707	4.94%
Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	129,995	0.64%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	1,588,673	7.81%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	6,352,866	31.23%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	4,616,381	22.70%
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	2,409,149	11.84%
Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC)	252,149	1.24%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	474,234	2.33%
Total Private Investment Companies	$19,595,064	96.33%
U.S. TREASURY SECURITIES (2)

FACE VALUE	Fair Value

US Treasury Note 6.875% due 08/15/2025 (Cost $142,326)	140,487	0.69%
Total U.S. Treasury Securities	$140,487	0.69%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Notes to Consolidated Financial Statements, Note 3.
(2)	See Notes to Consolidated Financial Statements, Note 2.
(5)	See Notes to Consolidated Financial Statements, Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Condensed Schedule of Investments
December 31, 2020

		% of Total Capital
Description	Fair Value	(Net Asset Value)
LONG FUTURES CONTRACTS *
Various agriculture futures contracts (Far East)	$72,005	0.28%
Various agriculture futures contracts (Europe)	9,803	0.04%
Various agriculture futures contracts (U.S.)	87,496	0.34%
Various base metals futures contracts (U.S.)	22,858	0.09%
Various currency futures contracts (U.S.)	(100)	0.00%
Various currency futures contracts (Europe)	10,573	0.04%
Various currency futures contracts (Latin America)	5,833	0.02%
Various interest rates futures contracts (Europe)	148,949	0.58%
Various interest rates futures contracts (Far East)	2,882	0.01%
Various interest rates futures contracts (U.S.)	2,438	0.01%
Various precious metal futures contracts (U.S.)	28,625	0.11%
Various soft futures contracts (U.S.)	52,349	0.20%
Various stock index futures contracts (Far East)	5,312	0.02%
Total Long Futures Contracts	$449,023	1.74%

SHORT FUTURES CONTRACTS *
Various agriculture futures contracts (Far East)	$(30,963)	-0.12%
Various agriculture futures contracts (Europe)	(10,797)	-0.04%
Various agriculture futures contracts (U.S.)	(92,738)	-0.36%
Various base metals futures contracts (U.S.)	(10,289)	-0.04%
Various currency futures contracts (U.S.)	2,300	0.01%
Various currency futures contracts (Europe)	(10,381)	-0.04%
Various currency futures contracts (Latin America)	2,512	0.01%
Various interest rates futures contracts (Europe)	(127,832)	-0.50%
Various interest rates futures contracts (Far East)	(2,482)	-0.01%
Various interest rates futures contracts (U.S.)	3,656	0.01%
Various precious metal futures contracts (U.S.)	(25,560)	-0.10%
Various soft futures contracts (U.S.)	(42,669)	-0.17%
Various stock index futures contracts (Far East)	(3,340)	-0.01%
Total Short Futures Contracts	$(348,583)	-1.36%
Total Open Trade Equity (Deficit)	$100,440	0.38%
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$3,377,314	13.21%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	1,996,633	7.81%
Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	89,029	0.35%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	1,654,786	6.47%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	7,427,324	29.05%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	5,363,456	20.98%
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	2,715,008	10.62%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	465,759	1.82%
Total Private Investment Companies	$23,089,312	90.31%

U.S. TREASURY SECURITIES

FACE VALUE	Fair Value

FACE VALUE	2,282,606	8.93%
Total U.S. Treasury Securities	$2,282,606	8.93%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Notes to Consolidated Financial Statements, Note 5.

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Statements of Operations

For the Years Ended December 31, 2021, 2020, and 2019

	2021	2020	2019

Investment income:
Interest - net	$11,678	$13,388	$98,785

Total Income	11,678	13,388	98,785

Expenses:
Incentive Fees (rebate)	158,775	-	-
Management Fees	18,441	19,600	78,678
Risk analysis Fees	5,532	5,880	5,576
Service Fees - Class 1	452,671	597,679	1,028,325
Due Diligence Fees	5,717	10,970	-
Trading Fees	941,238	1,311,400	2,216,815
Other Fees	-	-	-
Total Expenses	1,582,374	1,945,529	3,329,394

Investment income/(loss) - net	(1,570,696)	(1,932,141)	(3,230,609)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	872,699	598,263	(1,221,223)
Net unrealized gain/(loss) on private investment companies	511,420	1,738,708	3,941,383
Net realized gain/(loss) on private investment companies	1,417,718	(4,194,080)	(2,575,249)
Net change in open trade equity/(deficit)	(89,306)	30,465	568,782
Net realized gain/(loss) on swap contracts	-	(2,896,106)	-
Net unrealized gain/(loss) on swap contracts	-	(4,384,210)	1,429,999
Net realized gain/(loss) on U.S. Treasury securities	(34,992)	36,920	59,992
Net unrealized gain/(loss) on U.S. Treasury securities	(866)	3,430	(39,696)
Trading commissions	(15,423)	(21,148)	(37,464)

Net gain/(loss) on investments	2,661,250	(9,087,758)	2,126,524

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$1,090,554	$(11,019,899)	$(1,104,086)

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Statements of Changes in Owners’ Capital
for the Year Ended December 31, 2021

	Managing Owner	Limited Owners	Total
Owners’ Capital, December 31, 2018	$851,595	$71,161,187	$72,012,782

Sale of Units (including transfers)	-	-	-
Redemption of Units (including transfers)	(359,250)	(21,992,853)	(22,352,103)
Payment made by Related Party	-	-	-
Payment made by Managing Owner	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations	(4,371)	(1,099,715)	(1,104,086)

Owners’ Capital, December 31, 2019	$487,974	$48,068,619	$48,556,593

Sale of Units (including transfers)	-	-	-
Redemption of Units (including transfers)	(94,900)	(11,872,655)	(11,967,555)
Payment made by Related Party	-	-	-
Payment made by Managing Owner	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations	(109,857)	(10,910,042)	(11,019,899)

Owners’ Capital, December 31, 2020	$283,217	$25,285,922	$25,569,139

Sale of Units (including transfers)	7,000	-	7,000
Redemption of Units (including transfers)	(90,800)	(6,236,203)	(6,327,003)
Payment made by Related Party	-	-	-
Payment made by Managing Owner	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations	15,105	1,075,449	1,090,554

Owners’ Capital, December 31, 2021	$214,522	$20,125,168	$20,339,690

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds
Consolidated Statements of Cash Flows

For the Years Ended December 31, 2021, 2020, and 2019

	2021	2020	2019

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$1,090,554	$(11,019,899)	$(1,104,086)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity	85,604	(30,465)	(568,782)
Net change in ownership allocation of U.S. Treasury Securities	(16,260)	-	-
Net unrealized (gain)/loss on swap contracts	-	4,384,210	(1,429,998)
Net realized (gain)/loss on swap contracts	-	2,896,106	-
Net unrealized (gain)/loss on private investment companies	(511,420)	(1,717,767)	(3,941,384)
Net realized (gain)/loss on private investment companies	(1,417,718)	4,173,139	2,575,249
Net unrealized (gain)/loss on U.S. Treasury securities	866	(3,430)	39,696
Net realized (gain)/loss on U.S. Treasuries securities	34,992	(36,920)	(59,992)
(Purchases) sales of:
Sales of swap contracts	-	14,543,253	-
(Purchases) of Swap Contracts	-	(12,918,208)	-
Reduction of collateral in Swap contracts	-	12,674,504	-
(Purchases) of U.S. Treasury securities	(2,415,391)	(11,894,038)	(13,272,491)
Sales of U.S. Treasury securities	4,526,234	10,335,331	18,278,732
(Purchases) of Private Investment Companies	(6,734,082)	(12,258,403)	(23,995,709)
Sales of Private Investment Companies	12,157,468	22,639,756	36,009,558
U.S. Treasury interest and premium paid/amortized	11,678	13,388	85,741
Increase and/or decrease in:
Receivable from futures commission merchants	(584,389)	2,292,269	8,729,606
Advance on unrealized Swap Appreciation	-	(12,191,555)	-
Interest receivable	42,550	(32,215)	103,805
Receivable from related parties	-	(14,676)	(11,453)
Other assets	-	5,700	(557,717)
Redemptions receivable from private investment companies	181,323	370,694	-
Incentive fees payable to Managing Owner	54,702	-	67,948
Management fees payable to Managing Owner, net of change in receivable	(7,423)	59	(69,250)
Interest payable to Managing Owner	(393)	1,780	(10,525)
Trading fees payable to Managing Owner	(10,700)	(79,209)	(61,334)
Service fees payable to Managing Owner	(4,786)	(32,057)	(27,390)
Risk analysis fees payable	867	1,048	(19,097)
Payables to related parties	-	26,129	-
Subscriptions in advance for service fee rebates	34,847	40,920	100,716
Other liabilities	1,033	(5,486)	18,075

Net cash provided by operating activities	6,520,156	12,163,958	20,879,918
Cash Flows from Financing Activities:

Proceeds from sale of capital	7,000	-	-
Payment for redemption of capital	(6,327,004)	(11,967,555)	(22,352,103)
Redemptions payable	30,114	(95,505)	109,874

Net cash used in financing activities	(6,289,890)	(12,063,060)	(22,242,229)

Net increase (decrease) in cash and cash equivalents	230,266	100,898	(1,362,311)

Cash and cash equivalents, beginning of year	468,466	367,568	1,729,879
Cash and cash equivalents, end of year	$698,732	$468,466	$367,568

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

As of December 31, 2021, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into two separate Classes—Class 2 and Class 3. The Trust, with respect to the Frontier Select Fund, Frontier Global Fund and Frontier Heritage Fund separates Units into a maximum of three separate Classes—Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Balanced Fund separates Units into a maximum of five separate Classes—Class 1, Class 1AP, Class 2, Class 2A and Class 3A. The Trust, with respect to the Frontier Long/Short Commodity Fund separates Units into a maximum of five separate Classes—Class 1A, Class 2A, Class 2, Class 3A and Class 3. Between April 15, 2016 and May 10, 2017, a portion of the interests in Frontier Trading Company I, LLC and all of the interests in Frontier Trading Company VII, LLC, Frontier Trading Company XV, LLC, and Frontier Trading Company XXIII LLC held by Frontier Diversified Fund, Frontier Masters Fund, Frontier Select Fund, Frontier Balanced Fund and Frontier Long/Short Commodity Fund were exchanged for equivalent interests in the Galaxy Plus Managed Account Platform (“Galaxy Plus”) which is an unaffiliated, third-party managed account platform. The assets of Frontier Trading Company I, LLC, which included exposure to Quantmetrics Capital Management LLP’s Multi-Strategy Program, Quantitative Investment Management, LLC’s Quantitative Global Program, Quest Partners LLC’s Quest Tracker Index Program, Chesapeake Capital Management, LLC’s Diversified Program, and Doherty Advisors LLC’s Relative Value Moderate Program, the assets of Frontier Trading Company VII, LLC, which included exposure to Emil van Essen LLC’s Multi-Strategy Program, Red Oak Commodity Advisors, Inc.’s Fundamental Diversified Program, Rosetta Capital Management, LLC’s Rosetta Trading Program, and Landmark Trading Company’s Landmark Program, the assets of Frontier Trading Company XV, LLC, which included exposure to Transtrend B.V.’s TT Enhanced Risk (USD) Program, and the assets of Frontier Trading Company XXIII, LLC which included exposure to Fort L.P.’s Global Contrarian Program have been transferred to individual Delaware limited liability companies (“Master Funds”) in Galaxy Plus. Each Master Fund is sponsored and operated by New Hyde Park Alternative Funds, LLC (“Sponsor”). The Sponsor has contracted with the Trading Advisors to manage the portfolios of the Master Funds pursuant to the advisors’ respective program. For those Series that invest in Galaxy Plus, approximately 30-70% of those Series assets are used to support the margin requirements of the Master Funds. The remaining assets of the Series are split between investments in Trading Companies and a pooled cash management account that invests primarily in U.S. Treasury securities. For those Series that do not invest in Galaxy Plus, their assets are split between investments in Trading Companies and investments in the pooled cash management account.

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

Consolidation— The Series, through investing in the Trading Companies and Galaxy Plus, authorize certain Trading Advisors to place trades and manage assets at pre- determined investment levels. The Trading Companies were organized by the Managing Owner for the purpose of investing in commodities interests and derivative instruments, and have no operating income or expenses, except for trading income and expenses and a risk analysis fee (for closed Series only), all of which is allocated to the Series, if consolidated by a Series. Galaxy Plus is a series of Delaware limited liability companies, sponsored by New Hyde Park Alternative Funds, LLC, that create exposure to a variety of third party professional managed futures and foreign exchange advisors. Galaxy Plus is available to qualified high-net-worth individuals and institutional investors. Investment interests in Galaxy Plus entities are accounted for using net asset value as the practical expedient, which approximates fair value. Fair value represents the proportionate share of the Trust’s interest in the NAV in the Galaxy Plus entities. The equity interest held by Trust is shown as investments in private investment companies in the statements of financial condition. The income or loss attributable thereto in proportion to of the investment level of the private investment companies is shown in the statements of operations as net unrealized gain/(loss) on private investment companies. The Trading Companies and Series of the Trust are consolidated by the Trust. All intercompany transactions have been eliminated in consolidation.

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

Receivable from Futures Commission Merchants—The Trust deposits assets with an FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2021 and December 31, 2020 included restricted cash for margin requirements of $801,701 and $321,638 for the Frontier Balanced Fund.

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

Income Taxes—The Trust applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust for the year ended December 31, 2021.

The 2018 through 2021 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

Each Series is charged service fees as outlined above. In some cases, amounts paid to selling agents might be less than the amount charged to the Series. When this occurs, the service fee is rebated back to the investor in the form of additional units. During 2021, 2020 and 2019, the Series were not allowed to issue additional units. The Managing Owner has determined that the purchase of additional units of the relevant Series will commence in 2022 when the Series are allowed to sell shares again. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $673,809 and $638,962 as of December 31, 2021 and December 31, 2020, respectively.

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

The following table summarizes the instruments that comprise the Trust’s financial asset portfolio, in aggregate, measured at fair value on a recurring basis as of December 31, 2021 and 2020, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

December 31, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$14,836	$-	$-	$14,836
U.S. Treasury Securities	140,487	-	-	140,487

December 31, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$100,440	$-	$-	$100,440
U.S. Treasury Securities	2,282,606	-	-	2,282,606

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

The Trust assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Trust’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the years ended December 31, 2021 and 2020, the Trust did not transfer any assets between Levels 1, 2 and 3.

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2020: Swaps ($4,384,210). There were no swaps held at December 31, 2020.

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

Expenses

Management Fees— Each Series of Units pays to the Managing Owner a monthly management fee equal to a percentage of the notional assets of such Series allocated to Trading Companies, calculated on a daily basis. The percentage basis of the fees varies and are in line with the amounts being disclosed below. In addition, the Managing Owner receives a monthly management equal to a certain percentage of the assets in the Galaxy Plus entities attributable to such Series’ (including notional assets), calculated on a monthly basis. The management fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Statements of Operations. The total amount of assets of a Series allocated to Trading Advisors and/or reference programs, including (i) actual funds deposited in accounts directed by the Trading Advisors or deposited as margin in respect of swaps or other derivative instruments referencing a reference program plus (ii) any notional equity allocated to the Trading Advisors and any reference programs, is referred to herein as the “notional assets” of the Series. The annual rate of the management fee is: 0.5% for the Frontier Balanced Fund Class 1 and Class 2, 1.0% for the Frontier Balanced Fund Class 1AP, Class 2a and Class 3a, 2.0% for the Frontier Global Fund, Frontier Long/Short Commodity Fund Class 1a, Class 2a and Class 3a and Frontier Masters Fund, 0.75% for Frontier Diversified Fund, 2.5% for the Frontier Heritage Fund and Frontier Select Fund, and 3.5% for the Frontier Long/Short Commodity Fund Class 2 and Class 3. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) and/or waive (up to the percentage specified) any such management fee to the extent any related management fee is paid by a trading company or estimated management fee is embedded in a swap or other derivative instrument. Any management fee embedded in a swap or other derivative instrument may be greater or less than the management fee that would otherwise be charged to the Series by the Managing Owner.

As of the date of this report, for a Series that was invested in a swap, the Managing Owner or Trading Advisor(s) did not receive any management fees directly from the Series for such swap, and instead the relevant Trading Advisor received compensation via the fees embedded in the swap. As of December 31, 2020, the range of management fees embedded based on fair value of swaps in (i) swaps owned by Frontier Diversified Fund was 1.00% per annum, (ii) swaps owned by Frontier Balanced Fund was 1.00% per annum, (iii) swaps owned by Frontier Long/Short Commodity Fund was 1.50% per annum, and (iv) swaps owned by Frontier Heritage Fund was 1.00% per annum, and the Managing Owner had waived the entire management fee due to it from those Series in respect of such Series’ investment in swaps. In each case, the embedded management fee was accrued on the relevant notional amount of the swap. For the year ended December 31, 2021, the Series held no investments in swaps.

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

As of December 31, 2021, the Trust had a payable to the Managing Owner in the amounts of $54,702, $1,431, $1,714, $70,998 and $31,919 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

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

For the year ended December 31, 2021, the Managing Owner earned $158,775, $18,441, $452,671 and $941,238 for incentive fees, management fees, service fees, and trading fees, respectively.

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

Aggregate interest income from all sources, including U.S. Treasury Securities assets net of premiums and cash held at clearing brokers, of up to the first 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Global Fund, Frontier Select Fund, and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a and Class 3a), Frontier Masters Fund, and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 100% of the interest is retained by the respective Series. During the years ended December 31, 2021, 2020 and 2019, the Trust paid $22,353, $1,563,079, and $42,605, respectively of such interest income to the Managing Owner. Such amounts are not included in the consolidated statements of operations of the Trust. All other interest income is recorded by the Trust on the consolidated statements of operations.

Frontier Masters Fund Class 1 was closed as of April 1, 2021, and Frontier Diversified Fund Class 1 was closed as of July 21, 2021.

7. Financial Highlights

The following information presents the financial highlights of the Trust for the years ended December 31, 2021, 2020, 2019 and 2018 This data has been derived from the information presented in the consolidated financial statements.

	2021	2020	2019	2018

Ratios to average net assets (1)
Net investment income/(loss) (1)	-6.69%	-5.71%	-5.54%	-6.27%
Expenses before incentive fees (3) (4)	-6.06%	-5.75%	-5.71%	-6.37%
Expenses after incentive fees (3) (4)	-6.74%	-5.75%	-5.71%	-6.52%

Total return before incentive fees (2)	5.32%	-32.58%	-1.89%	-16.86%
Total return after incentive fees (2)	4.65%	-32.58%	-1.89%	-17.01%

(1)	Annualized with the exception of incentive fees.
(2)	Total returns are not annualized.
(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Consolidated Statements of Operations of the Trust. See footnote 5.

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

8. Derivative Instruments and Hedging Activities

The Trust’s primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trust does not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trust’s derivatives by instrument types as of December 31, 2021 and 2020 is included in the Consolidated Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trust’s positions in swap contracts. There are embedded management fees in transacting these swaps ranging from 1% to 1.5% based on fair value of swaps and the embedded incentive fees ranging from 15% to 25% based on net new trading profits on swaps.

For the years ended December 31, 2021, 2020 and 2019, the monthly average of futures, forwards and options contracts bought was approximately 652, 613, and 1,321 respectively and the monthly average of futures, forwards, and options contracts sold was approximately 654, 612, and 1,515, respectively.

The following tables summarize the trading revenues for the years ended December 31, 2021, 2020 and 2019 by contract type:

Realized Trading Revenue from Futures, Forwards and Options
for the Year Ended December 31, 2021

Type of contract

Agriculturals	$191,851
Currencies	96,075
Energies	148,710
Interest rates	108,590
Metals	123,350
Stock indices	204,123
Realized trading income/(loss)(1)	$872,699

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended December 31, 2020

Type of contract

Agriculturals	$147,013
Currencies	90,903
Energies	118,920
Interest rates	59,037
Metals	217,301
Stock indices	(34,911)
Realized trading income/(loss)(1)	$598,263

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended December 31, 2019

Type of contract

Agriculturals	$215,822
Currencies	(553,764)
Energies	(430,890)
Interest rates	273,302
Metals	(691,581)
Stock indices	(34,113)
Realized trading income/(loss)(1)	$(1,221,224)

(1)	Amounts recorded in the Statements of Operations under Net realized gain(loss) on futures forwards and options.

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2021

Type of contract

Agriculturals	$(13,842)
Currencies	11,977
Energies	(14,160)
Interest rates	(37,684)
Metals	(28,136)
Stock indices	(7,461)
Change in unrealized trading income/(loss)(1)	$(89,306)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2020

Type of contract

Agriculturals	$27,115
Currencies	14,158
Energies	(25,335)
Interest rates	4,660
Metals	(1,619)
Stock indices	11,486
Change in unrealized trading income/(loss)(1)	$30,465

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2019

Type of contract

Metals	$(92,782)
Currencies	100,545
Energies	221,904
Interest rates	(231,584)
Agriculturals	516,390
Stock indices	54,311
Change in unrealized trading income/(loss)(1)	$568,784

(1)	Amounts recorded in the Statements of Operations under Net realized gain(loss) on futures forwards and options.

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

The following tables present gross and net information about the Trust’s assets and liabilities subject the master netting arrangements as disclosed on the consolidated statements of financial condition as of December 31, 2021 and 2020:

As of December 31, 2021

	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition

Open Trade Equity/(Deficit)	$2,118,427	$(2,103,591)	$14,836

As of December 31, 2020

	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition

Open Trade Equity/(Deficit)	$814,743	$(714,303)	$100,440

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

From January 01, 2022 through April 15, 2022, the Trust paid $1,534,218 in  redemptions.

INDEPENDENT AUDITORS’ REPORT

To the Executive Committee of Frontier Funds

Opinion

We have audited the accompanying financial statements of Frontier Trading Company I, LLC and Frontier Trading Company XXXVIII, LLC (collectively, the “Trading Companies”), which comprise the statements of financial condition, including the condensed schedules of investments, as of December 31, 2021 and 2020, the related statements of operations, changes in members’ equity and cash flows for the year ended December 31, 2021, 2020 and 2019 and the related notes to the financial statements.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Trading Companies as of December 31, 2021 and 2020, and the results of their operations and their cash flows for each the years ended December 31, 2021, 2020 and 2019 in accordance with accounting principles generally accepted in the United States of America.

Basis for Opinion

We conducted our audit in accordance with auditing standards generally accepted in the United States of America (GAAS). Our responsibilities under those standards are further described in the Auditors’ Responsibilities for the Audit of the Financial Statements section of our report. We are required to be independent of the Trading Companies and to meet our other ethical responsibilities, in accordance with the relevant ethical requirements relating to our audit. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Responsibilities of Management for the Financial Statements

Management is responsible for the preparation and fair presentation of the financial statements in accordance with accounting principles generally accepted in the United States of America, and for the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

In preparing the financial statements, management is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Trading Companies ability to continue as a going concern within one year after the date that the financial statements are issued or available to be issued.

Auditors’ Responsibilities for the Audit of the Financial Statements

Our objectives are to obtain reasonable assurance about whether the financial statements as a whole are free from material misstatement, whether due to fraud or error, and to issue an auditor's report that includes our opinion. Reasonable assurance is a high level of assurance but is not absolute assurance and therefore is not a guarantee that an audit conducted in accordance with GAAS will always detect a material misstatement when it exists. The risk of not detecting a material misstatement resulting from fraud is higher than for one resulting from error, as fraud may involve collusion, forgery, intentional omissions, misrepresentations, or the override of internal control. Misstatements are considered material if there is a substantial likelihood that, individually or in the aggregate, they would influence the judgment made by a reasonable user based on the financial statements.

In performing an audit in accordance with GAAS, we:

●	Exercise professional judgment and maintain professional skepticism throughout the audit.
●	Identify and assess the risks of material misstatement of the financial statements, whether due to fraud or error, and design and perform audit procedures responsive to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.
●	Obtain an understanding of internal control relevant to the audit in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trading Companies internal control. Accordingly, no such opinion is expressed.
●	Evaluate the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluate the overall presentation of the financial statements.
●	Conclude whether, in our judgment, there are conditions or events, considered in the aggregate, that raise substantial doubt about the Trading Companies ability to continue as a going concern for a reasonable period of time.

We are required to communicate with those charged with governance regarding, among other matters, the planned scope and timing of the audit, significant audit findings, and certain internal control—related matters that we identified during the audit.

/s/ Spicer Jeffries LLP

Denver, Colorado

April 15, 2022

The Trading Companies of the Frontier Fund

Statements of Financial Condition

December 31, 2021 and 2020

	Frontier Trading		Frontier Trading
	Company I, LLC		Company II, LLC
	12/31/2021	12/31/2020	12/31/2021	12/31/2020

ASSETS

Receivable from futures commission merchants	$818,362	$233,973	$-	$-
Open trade equity, at fair value	14,836	100,440	-	-
Total Assets	$833,198	$334,413	$-	$-

LIABILITIES & MEMBERS’ EQUITY

LIABILITIES
Risk analysis fee payable	$10,380	$9,513	$-	$-
Total Liabilities	10,380	9,513	-	-
MEMBERS’ EQUITY (Net Asset Value)	822,818	324,900	-	-
Total Liabilities and Members’ Equity	$833,198	$334,413	$-	$-

	Frontier Trading		Frontier Trading		Frontier Trading
	Company XXXIV LLC		Company XXXV LLC		Company XXXVII LLC
	12/31/2021	12/31/2020	12/31/2021	12/31/2020	12/31/2021	12/31/2020

ASSETS

Swap contracts, at fair value	$-	$-	$-	$-	$-	$-
Total Assets	$-	$-	$-	$-	$-	$-

LIABILITIES & MEMBERS’ EQUITY

LIABILITIES
Advance on unrealized swap appreciations	$-	$-	$-	$-	$-	$-
Total Liabilities	-	-	-	-	-	-
MEMBERS’ EQUITY (Net Asset Value)	-	-	-	-	-	-
Total Liabilities and Members’ Equity	$-	$-	$-	$-	$-	$-

	Frontier Trading		Frontier Trading
	Company XXXVIII LLC		Company XXXIX LLC
	12/31/2021	12/31/2020	12/31/2021	12/31/2020

ASSETS

Investments in private investment companies, at fair value	$129,995	$89,030	$-	$-
Swap contracts, at fair value	-	-	-	-
Total Assets	$129,995	$89,030	$-	$-

LIABILITIES & MEMBERS’ EQUITY

LIABILITIES
Advance on unrealized swap appreciations	$-	$-	$-	$-
Total Liabilities	-	-	-	-
MEMBERS’ EQUITY (Net Asset Value)	129,995	89,030	-	-
Total Liabilities and Members’ Equity	$129,995	$89,030	$-	$-

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Funds

Condensed Schedules of Investments

December 31, 2021

	Frontier Trading		Frontier Trading		Frontier Trading
	Company I LLC		Company II LLC		Company XXXVIII LLC
		% of Total Capital		% of Total Capital		% of Total Capital
Description	Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)
LONG FUTURES CONTRACTS *
Various agriculture futures contracts (Far East)	$10,141	1.23%	$-	0.00%	$-	0.00%
Various agriculture futures contracts (Europe)	(21,640)	-2.63%	-	0.00%	-	0.00%
Various agriculture futures contracts (U.S.)	51,912	6.31%	-	0.00%	-	0.00%
Various base metals futures contracts (U.S.)	20,031	2.43%	-	0.00%	-	0.00%
Various currency futures contracts (Europe)	1,994	0.24%	-	0.00%	-	0.00%
Various currency futures contracts (Far East)	819	0.10%	-	0.00%	-	0.00%
Various currency futures contracts (Latin America)	6,710	0.82%	-	0.00%	-	0.00%
Various currency futures contracts (U.S.)	(9,800)	-1.19%	-	0.00%	-	0.00%
Various energy futures contracts (U.S.)	34	0.00%	-	0.00%	-	0.00%
Various interest rates futures contracts (Europe)	(718,038)	-87.27%	-	0.00%	-	0.00%
Various interest rates futures contracts (Far East)	(10,418)	-1.27%	-	0.00%	-	0.00%
Various interest rates futures contracts (U.S.)	(7,281)	-0.88%	-	0.00%	-	0.00%
Various precious metal futures contracts (U.S.)	19,168	2.33%	-	0.00%	-	0.00%
Various soft futures contracts (U.S.)	138,674	16.85%	-	0.00%	-	0.00%
Various stock index futures contracts (Europe)	1,508	0.18%	-	0.00%	-	0.00%
Various stock index futures contracts (Far East)	1,541	0.19%	-	0.00%	-	0.00%
Various stock index futures contracts (Oceanic)	1,236	0.15%	-	0.00%	-	0.00%
Various stock index futures contracts (Canada)	1,853	0.23%	-	0.00%	-	0.00%
Total Long Futures Contracts	$(511,556)	-62.17%	$-	0.00%	$-	0.00%
SHORT FUTURES CONTRACTS *
Various agriculture futures contracts (Far East)	$(27,804)	-3.38%	$-	0.00%	$-	0.00%
Various agriculture futures contracts (Europe)	20,105	2.44%	-	0.00%	-	0.00%
Various agriculture futures contracts (U.S.)	(11,749)	-1.43%	-	0.00%	-	0.00%
Various base metals futures contracts (U.S.)	(29,574)	-3.59%	-	0.00%	-	0.00%
Various currency futures contracts (Europe)	(18,181)	-2.21%	-	0.00%	-	0.00%
Various currency futures contracts (Far East)	(1,110)	-0.13%	-	0.00%	-	0.00%
Various currency futures contracts (Latin America)	(21,340)	-2.59%	-	0.00%	-	0.00%
Various currency futures contracts (U.S.)	6,288	0.76%	-	0.00%	-	0.00%
Various energy futures contracts (U.S.)	(10,792)	-1.31%	-	0.00%	-	0.00%
Various interest rates futures contracts (Europe)	785,677	95.49%	-	0.00%	-	0.00%
Various interest rates futures contracts (U.S.)	(625)	-0.08%	-	0.00%	-	0.00%
Various precious metal futures contracts (U.S.)	(38,573)	-4.69%	-	0.00%	-	0.00%
Various soft futures contracts (U.S.)	(110,902)	-13.48%	-	0.00%	-	0.00%
Various stock index futures contracts (Canada)	(5,194)	-0.63%	-	0.00%	-	0.00%
Various stock index futures contracts (Europe)	(5,157)	-0.63%	-	0.00%	-	0.00%
Various stock index futures contracts (Far East)	(2,191)	-0.27%	-	0.00%	-	0.00%
Various stock index futures contracts (Oceanic)	(2,217)	-0.27%	-	0.00%	-	0.00%
Various stock index futures contracts (U.S.)	(269)	-0.03%	-	0.00%	-	0.00%
Total Short Futures Contracts	$526,392	63.97%	$-	0.00%	$-	0.00%
Total Open Trade Equity (Deficit)	$14,836	1.80%	$-	0.00%	$-	0.00%
PRIVATE INVESTMENT COMPANIES
Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	$-	0.00%	-	0.00%	129,995	100.00%
Total Private Investment Companies	$-	0.00%	$-	0.00%	$129,995	100.00%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Funds

Condensed Schedules of Investments

December 31, 2020

	Frontier Trading		Frontier Trading		Frontier Trading
	Company I LLC		Company II LLC		Company XXXVIII LLC
		% of Total Capital		% of Total Capital		% of Total Capital
Description	Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)
LONG FUTURES CONTRACTS *
Various agriculture futures contracts (Far East)	$72,005	22.16%	$-	0.00%	$-	0.00%
Various agriculture futures contracts (Europe)	9,803	3.02%	-	0.00%	-	0.00%
Various agriculture futures contracts (U.S.)	87,496	26.93%	-	0.00%	-	0.00%
Various base metals futures contracts (U.S.)	22,858	7.04%	-	0.00%	-	0.00%
Various currency futures contracts (U.S.)	(100)	-0.03%	-	0.00%	-	0.00%
Various currency futures contracts (Europe)	10,573	3.25%	-	0.00%	-	0.00%
Various currency futures contracts (Latin America)	5,833	1.80%	-	0.00%	-	0.00%
Various interest rates futures contracts (Europe)	148,949	45.84%	-	0.00%	-	0.00%
Various interest rates futures contracts (Far East)	2,882	0.89%	-	0.00%	-	0.00%
Various interest rates futures contracts (U.S.)	2,438	0.75%	-	0.00%	-	0.00%
Various precious metal futures contracts (U.S.)	28,625	8.81%	-	0.00%	-	0.00%
Various soft futures contracts (U.S.)	52,349	16.11%	-	0.00%	-	0.00%
Various stock index futures contracts (Far East)	5,312	1.63%	-	0.00%	-	0.00%
Total Long Futures Contracts	$449,023	136.57%	$-	0.00%	$-	0.00%
SHORT FUTURES CONTRACTS *
Various agriculture futures contracts (Far East)	$(30,963)	-9.53%	$-	0.00%	$-	0.00%
Various agriculture futures contracts (Europe)	(10,797)	-3.32%	-	0.00%	-	0.00%
Various agriculture futures contracts (U.S.)	(92,738)	-28.54%	-	0.00%	-	0.00%
Various base metals futures contracts (U.S.)	(10,289)	-3.17%	-	0.00%	-	0.00%
Various currency futures contracts (Europe)	(10,381)	-3.20%	-	0.00%	-	0.00%
Various currency futures contracts (U.S.)	2,300	0.71%	-	0.00%	-	0.00%
Various currency futures contracts (Latin America)	2,512	0.77%	-	0.00%	-	0.00%
Various interest rates futures contracts (Europe)	(127,832)	-39.35%	-	0.00%	-	0.00%
Various interest rates futures contracts (Far East)	(2,482)	-0.76%	-	0.00%	-	0.00%
Various interest rates futures contracts (U.S.)	3,656	1.13%	-	0.00%	-	0.00%
Various precious metal futures contracts (U.S.)	(25,560)	-7.87%	-	0.00%	-	0.00%
Various soft futures contracts (U.S.)	(42,669)	-13.13%	-	0.00%	-	0.00%
Various stock index futures contracts (Far East)	(3,340)	-1.03%	-	0.00%	-	0.00%
Total Short Futures Contracts	$(348,583)	-107.29%	$-	0.00%	$-	0.00%
Total Open Trade Equity (Deficit)	$100,440	29.28%	$-	0.00%	$-	0.00%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Statements of Operations

For The Years Ended December 31, 2021, 2020 and 2019

	Frontier Trading			Frontier Trading
	Company I, LLC			Company II, LLC
	12/31/2021	12/31/2020	12/31/2019	12/31/2021	12/31/2020	12/31/2019
Investment Income:
Interest-net	$(213)	$6,075	$45,283	$-	$-	$26,751

Total Income	(213)	6,075	45,283	-	-	26,751

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures, forwards, and options	872,698	598,263	135,527	-	-	(1,356,750)
Net realized gain/(loss) on swap contracts	-
Net change in open trade equity	(89,306)	30,465	(133,881)	-	-	702,663
Net unrealized gain/(loss) on option / swap contracts	-	-	-	-	-	-
Risk analysis fees	(5,532)	(5,880)	(5,576)	-	-	(4,277)
Trading commissions	(15,423)	(21,149)	(33,456)	-	-	(4,008)

Net gain/(loss) on investments	762,437	601,699	(37,386)	-	-	(662,372)

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$762,224	$607,774	$7,897	$-	$-	$(635,621)

	Frontier Trading			Frontier Trading
	Company XXXIV, LLC			Company XXXV, LLC
	12/31/2021	12/31/2020	12/31/2019	12/31/2021	12/31/2020	12/31/2019
Investment Income:
Interest-net	$-	$-	$-	$-	$-	$-

Total Income	-	-	-	-	-	-

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on swap contracts	-	(2,448,166)	-	-	(446,306)	-
Net unrealized gain/(loss) on option / swap contracts	-	(3,088,917)	1,149,846	-	(1,537,399)	464,169

Net gain/(loss) on investments	-	(5,537,083)	1,149,846	-	(1,983,705)	464,169

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$-	$(5,537,083)	$1,149,846	$-	$(1,983,705)	$464,169

	Frontier Trading			Frontier Trading			Frontier Trading
	Company XXXVII, LLC			Company XXXVIII, LLC			Company XXXIX, LLC
	12/31/2021	12/31/2020	12/31/2019	12/31/2021	12/31/2020	12/31/2019	12/31/2021	12/31/2020	12/31/2019
Investment Income:
Interest-net	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Income	-	-	-	-	-	-	-	-	-

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on option / swap contracts	-	188,100	-	-	-	-	-	(189,734)	-
Net unrealized gain/(loss) on option / swap contracts	-	44,277	(116,581)	-	-	-	-	197,829	(67,435)
Net unrealized gain/(loss) on private investment companies	-	-	-	40,965	(68,745)	154,155	-	-	-
Net realized gain/(loss) on private investment companies	-	-	-	-	-	(190,064)	-	-	-

Net gain/(loss) on investments	-	232,377	(116,581)	40,965	(68,745)	(35,909)	-	8,095	(67,435)

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$-	$232,377	$(116,581)	$40,965	$(68,745)	$(35,909)	$-	$8,095	$(67,435)

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Statements of Changes in Members’ Equity

For the Years Ended December 31, 2021, 2020, 2019

	Frontier Trading	Frontier Trading
	Company I LLC	Company II LLC
Members’ Equity, December 31, 2018	2,894,831	7,935,266

Capital Contributed	400,000	372,161
Capital Distributed	(668,970)	(7,671,806)
Net Increase (decrease) in Members’ Equity Resulting From Operations	7,897	(635,621)

Members’ Equity, December 31, 2019	$2,633,758	$-

Capital Contributed	1,250,215	-
Capital Distributed	(4,166,847)	-
Net Increase (decrease) in Members’ Equity Resulting From Operations	607,774	-

Members’ Equity, December 31, 2020	$324,900	$-

Capital Contributed	825,630	-
Capital Distributed	(1,089,936)	-
Net Increase (decrease) in Members’ Equity Resulting From Operations	762,224	-

Members’ Equity, December 31, 2021	$822,818	$-

	Frontier Trading	Frontier Trading
	Company XXXIV, LLC	Company XXXV, LLC
Members’ Equity, December 31, 2018	4,618,353	1,920,414

Capital Contributed	-	-
Capital Distributed	-	-
Net Increase (decrease) in Members’ Equity Resulting From Operations	1,149,846	464,169

Members’ Equity, December 31, 2019	$5,768,199	$2,384,583

Capital Contributed	1,178,695	269,147
Capital Distributed	(1,409,811)	(670,025)
Net Increase (decrease) in Members’ Equity Resulting From Operations	(5,537,083)	(1,983,705)

Members’ Equity, December 31, 2020	$-	$-

Capital Contributed	-	-
Capital Distributed	-	-
Net Increase (decrease) in Members’ Equity Resulting From Operations	-	-

Members’ Equity, December 31, 2021	$-	$-

	Frontier Trading	Frontier Trading	Frontier Trading
	Company XXXVII, LLC	Company XXXVIII, LLC	Company XXXIX, LLC
Members’ Equity, December 31, 2018	364,102	817,049	1,055,444

Capital Contributed	-	-	-
Capital Distributed	-	(623,365)	-
Net Increase (decrease) in Members’ Equity Resulting From Operations	(116,581)	(35,909)	(67,435)

Members’ Equity, December 31, 2019	$247,521	$157,775	$988,009

Capital Contributed	-	-	-
Capital Distributed	(479,898)	-	(996,104)
Net Increase (decrease) in Members’ Equity Resulting From Operations	232,377	(68,745)	8,095

Members’ Equity, December 31, 2020	$-	$89,030	$-

Capital Contributed	-	-	-
Capital Distributed	-	-	-
Net Increase (decrease) in Members’ Equity Resulting From Operations	-	40,965	-

Members’ Equity, December 31, 2021	$-	$129,995	$-

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Statements of Cash Flows

For the Years Ended December 31, 2021, 2020 and 2019

	Frontier Trading			Frontier Trading			Frontier Trading
	Company I, LLC			Company II, LLC			Company VII, LLC
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$762,224	$607,773	$7,897	$-	$-	$(635,621)	$-	$-	$-
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by (used in) operating activities:
Decrease (increase) in receivable from futures commission merchants	(584,389)	2,292,066	157,260	-	-	8,572,549	-	-	-
Decrease (increase) in open trade equity (deficit), at fair value	85,604	15,744	104,475	-	-	(618,848)	-	-	-
(Decrease) increase in risk analysis fee payable	867	1,048	(662)	-	-	(18,435)	-	-	-
Net cash provided by (used in) operating activities	264,306	2,916,631	268,970	-	-	7,299,645	-	-	-

Cash Flows from Financing Activities
Capital Contributed	825,630	1,250,215	400,000	-	-	372,161	-	-	-
Capital Distributed	(1,089,936)	(4,166,846)	(668,970)	-	-	(7,671,806)	-	-	-

Net cash provided by (used in) financing activities	(264,306)	(2,916,631)	(268,970)	-	-	(7,299,645)	-	-	-

Net change in cash and cash equivalents	-	-	-	-	-	-	-	-	-
Cash and cash equivalents, beginning of period	$-	$-	$-	$-	$-	$-	$-	$-	$-
Cash and cash equivalents, end of period	$-	$-	$-	$-	$-	$-	$-	$-	$-

	Frontier Trading			Frontier Trading
	Company XXXIV, LLC			Company XXXV, LLC
	2021	2020	2019	2021	2020	2019

Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$-	$(5,537,083)	$1,149,846	$-	$(1,983,705)	$464,169
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (gain) loss on swap contracts	-	3,088,917	(1,149,846)	-	1,537,399	(464,169)
(Decrease) increase in swap collateral	-	2,679,282	-	-	847,184	-
(Decrease) increase in interest payable	-	-	-	-	-	-
Net cash provided by (used in) operating activities	-	231,116	-	-	400,878	-

Cash Flows from Financing Activities
(Decrease) increase in advance on unrealized swap appreciation	-	-	-	-	-	-
Capital Contributed	-	1,178,695	-	-	269,147	-
Capital Distributed	-	(1,409,811)	-	-	(670,025)	-

Net cash provided by (used in) financing activities	-	(231,116)	-	-	(400,878)	-

Net change in cash and cash equivalents	-	-	-	-	-	-
Cash and cash equivalents, beginning of period	$-	$-	$-	$-	$-	$-
Cash and cash equivalents, end of period	$-	$-	$-	$-	$-	$-

	Frontier Trading			Frontier Trading			Frontier Trading
	Company XXXVII, LLC			Company XXXVIII, LLC			Company XXXIX, LLC
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$-	$232,377	$(116,581)	$40,965	$(68,745)	$(35,909)	$-	$8,095	$(67,435)
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by (used in) operating activities:
(Decrease) increase in swap collateral	-	291,798	-	-	-	-	-	1,185,838	-
Net unrealized (gain) loss on swap contracts	-	(44,277)	116,581	-	-	-	-	(197,829)	67,435
Sale of Private Investment Companies	-	-	-		-	622,970	-	-	-
Purchase of Private Investment Companies	-	-	-		-	394	-	-	-
Net unrealized (gain) loss in Investments in private investment companies	-	-	-	(40,965)	68,745	(154,155)	-	-	-
Net realized (gain) loss in Investments in private investment companies	-	-	-	-	-	190,064	-	-	-
(Decrease) increase in advance on unrealized swap appreciation	-	-	-	-	-	-	-	-	-
Net cash provided by (used in) operating activities	-	479,898	-	-	-	623,364	-	996,104	-

Cash Flows from Financing Activities
Capital Contributed	-	-	-	-	-	-	-	-	-
Capital Distributed	-	(479,898)	-	-	-	(623,364)	-	(996,104)	-

Net cash provided by (used in) financing activities	-	(479,898)	-	-	-	(623,364)	-	(996,104)	-

Net change in cash and cash equivalents	-	-	-	-	-	-	-	-	-
Cash and cash equivalents, beginning of period	$-	$-	$-	$-	$-	$-	$-	$-	$-
Cash and cash equivalents, end of period	$-	$-	$-	$-	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Funds

Notes to Financial Statements

1.	Organization and Purpose

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

Receivable from Futures Commission Merchants—The Trading Companies deposit assets with an FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trading Companies earn interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2021 and December 31, 2020 included restricted cash for margin requirements of $801,701 and $321,638 for the Frontier Trading Company I LLC.

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

The following table summarizes the instruments that comprise the Trading Companies financial asset portfolio measured at fair value on a recurring basis as of December 31, 2021 and 2020, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

December 31, 2021	Practical Expedient	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Trading Company I LLC
Open Trade Equity (Deficit)	$-	$14,836	$-	$-	$14,836
Frontier Trading Company XXXVIII, LLC
Private Investment Companies	129,995	-	-	-	129,995

December 31, 2020	Practical Expedient	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Trading Company I LLC
Open Trade Equity (Deficit)	$-	$100,440	$-	$-	$100,440
Frontier Trading Company XXXVIII, LLC
Private Investment Companies	89,030	-	-	-	89,030

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap Contract asset gains and losses (realized/unrealized) included in earnings are classified in “net realized and unrealized gain/(loss) on investments net realized and unrealized gain/(loss) on swap contracts” on the statements of operations. During the years ended December 31, 2021 and 2020, all identified level three assets were components of the Frontier Trading Company XXXIV LLC, XXXV LLC, XXXVII LLC, and XXXIX LLC.

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

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2021:

	Frontier Trading	Frontier Trading	Frontier Trading	Frontier Trading
	Company XXXV LLC	Company XXXVII	Company XXXIV LLC	Company XXXIX
Swaps	$-	$-	$-	$-

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2020:

	Frontier Trading	Frontier Trading	Frontier Trading	Frontier Trading
	Company XXXV LLC	Company XXXVII	Company XXXIV LLC	Company XXXIX
Swaps	$(1,537,399)	$44,277	$(3,088,917)	$197,829

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2019:

	Frontier Trading	Frontier Trading	Frontier Trading	Frontier Trading
	Company XXXV LLC	Company XXXVII	Company XXXIV LLC	Company XXXIX
Swaps	$464,169	$(116,581)	$1,149,846	$(67,435)

The Trading Companies assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Trading Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the years ended December 31, 2021, 2020 and 2019, the Trading Companies did not transfer any assets between Level 1, Level 2 or Level 3.

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

Such fees are embedded in the fair value of the swap and are included in net unrealized gain (loss) on swap contracts on the Statements of Operations.

The Trading Companies have invested in the following swaps as of December 31, 2020.

	XXXIV Balanced select swap	XXXV Diversified select swap	XXXVII L/S select swap	Brevan Howard
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
	Deutsche Bank AG	Deutsche Bank AG	Deutsche Bank AG	Deutsche Bank AG
Counterparty
Realized Gain/(Loss)	$(2,448,166)	$(446,306)	$188,100	$(189,734)
Change in Unrealized Gain/(Loss)	$(3,088,917)	$(1,537,399)	$44,277	$197,829
Fair Value as of December 31, 2020	$0	$0	$0	$0
Advance on swap appreciation	$0	$0	$0	$0

5.	Financial Highlights

The following information presents the financial highlights of the Trading Companies for the years ended December 31, 2021, December 31, 2020, 2019.

	Frontier Trading			Frontier Trading			Frontier Trading
	Company I LLC			Company II LLC			Company XXXIV, LLC
	12/31/2021	12/31/2020	12/31/2019	12/31/2021	12/31/2020	12/31/2019	12/31/2021	12/31/2020	12/31/2019

Net Investment Gain	-0.04%	0.88%	1.55%	0.00%	0.00%	4.97%	0.00%	0.00%	0.00%

Total Return	306.85%	114.13%	0.27%	0.00%	0.00%	-100.00%	0.00%	-0.61%	24.90%

	Frontier Trading			Frontier Trading			Frontier Trading
	Company XXXV, LLC			Company XXXVII, LLC			Company XXXVIII, LLC
	12/31/2021	12/31/2020	12/31/2019	12/31/2021	12/31/2020	12/31/2019	12/31/2021	12/31/2020	12/31/2019

Net Investment Gain	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Total Return	0.00%	19.32%	24.17%	0.00%	-497.38%	-32.02%	46.01%	191.44%	-7.99%

	Frontier Trading
	Company XXXIX, LLC
	12/31/2021	12/31/2020	12/31/2019

Net Investment Gain	0.00%	0.00%	0.00%

Total Return	0.00%	-1871.86%	-6.39%

(1)	Trading Company XXXIX, LLC ceased trading operations May 30,2020
(2)	Trading Company XXXVII, LLC ceased trading operations December 21, 2020
(3)	Trading Company XXXV, LLC ceased trading operations December 21, 2020
(4)	Trading Company XXXIV, LLC ceased trading operations December 21, 2020

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

As of December 31, 2021, Frontier Trading Company XXXVIII, LLC’s investment into Galaxy Plus Fund – Quest FIT Feeder Fund (535) LLC had a fair value of $129,995. For the year ended December 31, 2021, Galaxy Plus Fund – Quest FIT Feeder Fund (535) LLC incurred $0 in trading commissions and had $21,946 and $40,990 in realized and unrealized trading gains, respectively, for a net gain of $40,965. Galaxy Plus Fund – Quest FIT Feeder Fund (535) LLC allows for daily redemptions upon 24 hours written notice. There are no liquidity restrictions.

7.	Derivative Instruments and Hedging Activities

The Trading Companies’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trading Companies do not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trading Companies’ derivatives by instrument types as of December 31, 2021 and 2020 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trading Companies’ positions in swap cThe following tables summarize the monthly averages of futures contracts bought and sold for each respective Trading Company:

For the Year Ended December 31, 2021

Monthly average contracts:

	Bought	Sold

Frontier Trading Company I LLC	652	654

For the Year Ended December 31, 2020

Monthly average contracts:

	Bought	Sold

Frontier Trading Company I LLC	613	612

For the Year Ended December 31, 2019

Monthly average contracts:

	Bought	Sold

Frontier Trading Company I LLC	1,209	1,409
Frontier Trading Company II LLC	112	106

The following tables summarize the trading revenues for the years ended December 31, 2021, December 31, 2020, and 2019, approximately by sector:

Realized Trading Revenue from Futures, Forwards and Options for the Year Ended December 31, 2021

Frontier Trading
Company I LLC
Type of contract
Agriculturals	$191,851
Currencies	96,075
Energies	148,710
Interest rates	108,590
Metals	123,350
Stock indices	204,123
Realized trading income/(loss)(1)	$872,699

Realized Trading Revenue from Futures, Forwards and Options for the Year Ended December 31, 2020

Frontier Trading
Company I LLC
Type of contract
Agriculturals	$147,013
Currencies	90,903
Energies	118,920
Interest rates	59,037
Metals	217,301
Stock indices	(34,911)
Realized trading income/(loss)(1)	$598,263

  Realized Trading Revenue from Futures, Forwards and Options for the Year Ended December 31, 2019

	Frontier Trading	Frontier Trading
	Company I LLC	Company II LLC
Type of contract
Metals	$(71,367)	$(620,214)
Currencies	(104,139)	(449,623)
Energies	124,324	(555,214)
Agriculturals	230,294	(14,472)
Interest rates	(43,735)	317,037
Stock indices	151	(34,264)
Realized trading income/(loss)(1)	$135,528	$(1,356,750)

(1)	Amounts recorded in the Statements of Operations under Net realized gain(loss) on futures forwards and options.

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2021

Frontier Trading
Type of contract	Company I LLC
Metals	$(28,136)
Currencies	11,977
Energies	(14,160)
Agriculturals	(13,842)
Interest rates	(37,684)
Stock indices	(7,461)
Change in unrealized trading income/(loss)(1)	$(89,306)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2020

Frontier Trading
Type of contract	Company I LLC
Metals	$(1,619)
Currencies	14,159
Energies	(25,335)
Agriculturals	27,115
Interest rates	4,660
Stock indices	11,486
Change in unrealized trading income/(loss)(1)	$30,465

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2019

	Frontier Trading	Frontier Trading
Type of contract	Company I LLC	Company II LLC
Metals	$26,498	$489,892
Currencies	(127,586)	228,130
Energies	9,624	212,280
Agriculturals	(37,494)	(55,288)
Interest rates	(4,922)	(226,662)
Stock indices	-	54,311
Change in unrealized trading income/(loss)(1)	$(133,880)	$702,663

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

The following tables present gross and net information about the Series’ assets and liabilities subject to master netting arrangements as disclosed on the statements of financial condition as of December 31, 2021 and December 31, 2020.

As of December 31, 2021

	Gross Amounts of recognized Assets	Gross Amounts of recognized Liabilities	Net Amounts of Assets and Liabilities Presented in the Statements of Financial Condition

Frontier Trading Company I, LLC
Open Trade Equity/(Deficit)	$2,118,427	$(2,103,591)	$14,836

As of December 31, 2020

	Gross Amounts of recognized Assets	Gross Amounts of recognized Liabilities	Net Amounts of Assets and Liabilities Presented in the Statements of Financial Condition

Frontier Trading Company I, LLC
Open Trade Equity/(Deficit)	$814,743	$(714,303)	$100,440

7.	Trading Activities and Related Risks

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

Financial Report

December 31, 2021

Independent Auditor’s Report

Managing Member

Galaxy Plus Fund LLC

Opinion

We have audited the financial statements of Galaxy Plus Fund - FORT Contrarian Feeder Fund (510) LLC, Galaxy Plus Fund – Quest Feeder Fund (517) LLC, Galaxy Plus Fund - LRR Feeder Fund (522) LLC, Galaxy Plus Fund – QIM Feeder Fund (526) LLC, Galaxy Plus Fund - Aspect Feeder Fund (532) LLC, Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC, Galaxy Plus Fund - JL Cyril Systematic Feeder Fund (547) LLC, Galaxy Plus Fund - Volt Diversified Alpha Feeder Fund (550) LLC (collectively, the Funds), which comprise the statements of financial condition as of December 31, 2021, the related statements of operations and changes in members’ equity for the year then ended, and the related notes to the financial statements.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Funds as of December 31, 2021, and the results of their operations and changes in members’ equity for the year then ended in accordance with accounting principles generally accepted in the United States of America.

Basis for Opinion

We conducted our audits in accordance with auditing standards generally accepted in the United States of America (GAAS). Our responsibilities under those standards are further described in the Auditor’s Responsibilities for the Audits of the Financial Statements section of our report. We are required to be independent of the Funds and to meet our other ethical responsibilities, in accordance with the relevant ethical requirements relating to our audits. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Emphasis of Matter Regarding Going Concern

The accompanying financial statements have been prepared assuming that Galaxy Plus Fund - JL Cyril Systematic Feeder Fund (547) LLC will continue as a going concern. As discussed in Note 1 to the financial statements, during January of 2022 this fund’s investors redeemed all of their investments in the fund, which raises substantial doubt about the fund’s ability to continue as a going concern. Management’s plans with regard to this matter are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Responsibilities of Management for the Financial Statements

Management is responsible for the preparation and fair presentation of the financial statements in accordance with accounting principles generally accepted in the United States of America, and for the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

In preparing the financial statements, management is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Funds’ ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable).

Auditor’s Responsibilities for the Audits of the Financial Statements

Our objectives are to obtain reasonable assurance about whether the financial statements as a whole are free from material misstatement, whether due to fraud or error, and to issue an auditor’s report that includes our opinion. Reasonable assurance is a high level of assurance but is not absolute assurance and therefore is not a guarantee that an audit conducted in accordance with GAAS will always detect a material misstatement when it exists. The risk of not detecting a material misstatement resulting from fraud is higher than for one resulting from error, as fraud may involve collusion, forgery, intentional omissions, misrepresentations, or the override of internal control. Misstatements are considered material if there is a substantial likelihood that, individually or in the aggregate, they would influence the judgment made by a reasonable user based on the financial statements.

In performing an audit in accordance with GAAS, we:

●	Exercise professional judgment and maintain professional skepticism throughout the audit.

●	Identify and assess the risks of material misstatement of the financial statements, whether due to fraud or error, and design and perform audit procedures responsive to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.

●	Obtain an understanding of internal control relevant to the audit in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Funds’ internal control. Accordingly, no such opinion is expressed.

●	Evaluate the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluate the overall presentation of the financial statements.

●	Conclude whether, in our judgment, there are conditions or events, considered in the aggregate, that raise substantial doubt about the Funds’ ability to continue as a going concern for a reasonable period of time.

We are required to communicate with those charged with governance regarding, among other matters, the planned scope and timing of the audits, significant audit findings, and certain internal control–related matters that we identified during the audits.

/s/ RSM US LLP

Denver, Colorado

April 11, 2022

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Statements of Financial Condition

December 31, 2021

(Expressed in U.S. Dollars)

	Galaxy Plus Fund LLC - 510 Series	Galaxy Plus Fund LLC - 517 Series	Galaxy Plus Fund LLC - 522 Series	Galaxy Plus Fund LLC - 526 Series	Galaxy Plus Fund LLC - 532 Series	Galaxy Plus Fund LLC - 538W Series	Galaxy Plus Fund LLC - 547 Series	Galaxy Plus Fund LLC - 550 Series

Assets

Investment in Master Fund - at fair value	$3,050,564	$1,593,185	$478,411	$1,697,582	$6,373,309	$4,616,677	$2,435,196	$2,112,590
Cash	488,411	4,452	168,565	57,198	194,093	47,827	11,561	457,862
Subscription receivable	-	1562	-	-	57	-	-	-
Redemption paid in advance	300,000	-	-	500,000	-	-	2,225,000	39,317
Other assets	-	265	9,359	-	-	-	-	3,176

Total assets	$3,838,975	$1,599,464	$656,335	$2,254,780	$6,567,459	$4,664,504	$4,671,757	$2,612,945

Liabilities and members’ equity

Payable to Master Fund	$274,860	1,262	$177,396	250,986	$154,544	$36,805	$2,238,343	$427,024
Redemptions payable	-	-	-	-	-	66	-	-
Accrued incentive fees	834	4,762	-	26,289	25,432	5,475	-	1,310
Accrued management fees	2,715	4,468	5,211	1,787	32,805	12,467	6,651	4,904
Accrued sponsor fees	1,320	-	-	5,213	1,524	1,216	1,373	-
Accrued operating and professional expenses	-	-	-	2,634	-	-	19,758	-

Total liabilities	279,729	10,492	182,607	286,909	214,305	56,029	2,266,125	433,238

Members’ equity	3,559,246	1,588,972	473,728	1,967,871	6,353,154	4,608,475	2,405,632	2,179,707

Total liabilities and members’ equity	$3,838,975	$1,599,464	$656,335	$2,254,780	$6,567,459	$4,664,504	$4,671,757	$2,612,945

See notes to financial statements.

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Statements of Operations

For the year ended December 31, 2021

(Expressed in U.S. Dollars)

	Galaxy Plus Fund LLC - 510 Series	Galaxy Plus Fund LLC - 517 Series	Galaxy Plus Fund LLC - 522 Series	Galaxy Plus Fund LLC - 526 Series	Galaxy Plus Fund LLC - 532 Series	Galaxy Plus Fund LLC - 538W Series	Galaxy Plus Fund LLC - 547 Series	Galaxy Plus Fund LLC - 550 Series
Net investment income (loss) allocated from Master Fund:
Interest income	$-	$-	$-	$-	$1,916	$-	$-	$-
Interest expense	(28,433)	(1,241)	-	(1,427)	-	(22,822)	(169)	(146)

Net investment income (loss) allocated from Master Fund	(28,433)	(1,241)	-	(1,427)	1,916	(22,822)	(169)	(146)

Fund expenses:
Operating expenses	1,179	1,724	1,723	1,769	1,815	1,787	4,112	2,163
Management fee	84,602	34,331	63,737	27,616	469,060	167,604	92,781	74,284
Incentive fee	9,704	86,272	-	6,192	48,707	682,977	-	53,871
Sponsor fee	21,655	8,844	3,249	16,327	43,367	17,340	12,752	21,357
Professional fee	16,470	16,469	21,329	16,579	16,469	16,469	37,163	19,863

Total fund expenses	133,610	147,640	90,038	68,483	579,418	886,177	146,808	171,538

Total net investment loss	(162,043)	(148,881)	(90,038)	(69,910)	(577,502)	(908,999)	(146,977)	(171,684)

Realized and unrealized gain (loss) on investments and foreign currency transactions allocated from Master Fund:
Net realized gain/(loss) from investments and foreign currency transactions	325,498	271,782	123,361	(313,748)	1,887,381	3,342,083	22,978	102,509
Net increase/(decrease) in unrealized appreciation(depreciation) on investments and translation of assets and liabilities denominated in foreign currencies	(267,710)	(166,038)	(62,601)	(27,216)	(703,321)	(418,458)	(307,488)	(146,202)

Net realized and unrealized gain (loss) on investments and foreign currency transactions allocated from investment in Master Fund	57,788	105,744	60,760	(340,964)	1,184,060	2,923,625	(284,510)	(43,693)

Net increase (decrease) in members’ equity resulting from operations	$(104,255)	$(43,137)	$(29,278)	$(410,874)	$606,558	$2,014,626	$(431,487)	$(215,377)

See notes to financial statements.

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Statements of Changes in Members’ Equity

For the year ended December 31, 2021

(Expressed in U.S. Dollars)

	Galaxy Plus Fund LLC - 510 Series	Galaxy Plus Fund LLC - 517 Series	Galaxy Plus Fund LLC - 522 Series	Galaxy Plus Fund LLC - 526 Series	Galaxy Plus Fund LLC - 532 Series	Galaxy Plus Fund LLC - 538W Series	Galaxy Plus Fund LLC - 547 Series	Galaxy Plus Fund LLC - 550 Series
Increase/(decrease) in members’ equity from operations:
Total net investment loss	$(162,043)	$(148,881)	$(90,038)	$(69,910)	$(577,502)	$(908,999)	$(146,977)	$(171,684)
Net realized gain/(loss) from investments and foreign currency transactions	325,498	271,782	123,361	(313,748)	1,887,381	3,342,083	22,978	102,509
Net increase/(decrease) in unrealized appreciation (depreciation) on investments and translation of assets and liabilities denominated in foreign currencies	(267,710)	(166,038)	(62,601)	(27,216)	(703,321)	(418,458)	(307,488)	(146,202)
Net increase/(decrease) in members’ equity from operations	(104,255)	(43,137)	(29,278)	(410,874)	606,558	2,014,626	(431,487)	(215,377)
Increase/(decrease) in members’ equity from capital transactions:
Proceeds from issuance of capital	628,454	827,359	138,028	673,333	2,265,988	1,225,207	853,453	2,096,687
Payments for redemption of capital	(1,950,701)	(849,717)	(100,625)	(1,298,314)	(3,947,288)	(3,995,127)	(1,804,619)	(602,960)
Net increase/(decrease) in members’ equity from capital transactions	(1,322,247)	(22,358)	37,403	(624,981)	(1,681,300)	(2,769,920)	(951,166)	1,493,727
Total net increase/(decrease) in members’ equity	(1,426,502)	(65,495)	8,125	(1,035,855)	(1,074,742)	(755,294)	(1,382,653)	1,278,350
Members’ equity, beginning of the year	4,985,748	1,654,467	465,603	3,003,726	7,427,896	5,363,769	3,788,285	901,357
Members’ equity, end of the year	$3,559,246	$1,588,972	$473,728	$1,967,871	$6,353,154	$4,608,475	$2,405,632	$2,179,707

See notes to financial statements.

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Notes to Financial Statements

Note 1. Organization and Structure

Galaxy Plus Fund LLC (the “Onshore Platform”) was formed in Delaware as a series limited liability company on April 14, 2014. The Onshore Platform is part of the Galaxy Plus Managed Account Platform (the “Platform”). Both are sponsored by New Hyde Park Alternative Funds, LLC (formerly known as Gemini Alternatives Funds, LLC) (the “Sponsor” or “NHPAF”) as a means of making available to qualified high net-worth individuals and institutional investors (including fund of hedge funds) (“Investors”) a variety of third-party professional managed futures and foreign exchange advisors (“Advisors”) in an investment environment which facilitates access to multiple Advisors without having to negotiate individually with any Advisor, meet their account minimums, or establish futures and forward dealing accounts.

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

Galaxy Plus Fund SPC (the “Offshore Platform”) is part of the Platform and is sponsored by NHPAF primarily for non-U.S. Investors. The Offshore Platform operates in substantially the same manner as the Onshore Platform and also invests in the same Master Funds.

NHPAF was formed in October 2013 and its principal office is located in Wheaton, Illinois. NHPAF is registered with the U.S. Commodity Futures Trading Commission (CFTC) as a commodity pool operator and commodity trading advisor, and is a member of the National Futures Association (NFA).

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

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Notes to Financial Statements

During 2021, the Onshore Platform consisted, in part, of the Funds described below. The Funds listed, herein, contain Class EF interest. That interest was created specifically for a strategic investor (see Note 3). The Funds are considered significant subsidiaries of that strategic investor under the SEC’s Regulation S-X 3-09.

The financial statements for each of the Master Funds referenced below are attached to this report and should be read in conjunction with each Fund’s financial statements.

Galaxy Plus Fund – FORT Contrarian Feeder Fund (510) LLC (“510”) – On its inception date, August 6, 2015, 510 invested its assets in Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC, a Delaware limited liability company. As of December 31, 2021, 510 owned 100% of its Master Fund.

Galaxy Plus Fund – Quest Feeder Fund (517) LLC (“517”) – On its inception date, June 29, 2016, 517 invested its assets in Galaxy Plus Fund – Quest Master Fund (517) LLC, a Delaware limited liability company. As of December 31, 2021, 517 owned 100% of its Master Fund.

Galaxy Plus Fund – LRR Feeder Fund (522) LLC (“522”) – On its inception date, April 28, 2016, 522 invested its assets in Galaxy Plus Fund – LRR Master Fund (522) LLC, a Delaware limited liability company. As of December 31, 2021, 522 owned 100% of its Master Fund.

Galaxy Plus Fund – QIM Feeder Fund (526) LLC (“526”) – On its inception date, June 22, 2016, 526 invested its assets in Galaxy Plus Fund – QIM Master Fund (526) LLC, a Delaware limited liability company. As of December 31, 2021, 526 owned 100% of its Master Fund.

Galaxy Plus Fund – Aspect Feeder Fund (532) LLC (“532”) – On its inception date, December 16, 2016, 532 invested its assets in Galaxy Plus Fund – Aspect Master Fund (532) LLC, a Delaware limited liability company. As of December 31, 2021, 532 owned 100% of its Master Fund.

Galaxy Plus Fund – Welton GDP Feeder Fund (538) LLC (“538W”) – On its inception date, March 28, 2017, 538W invested its assets in Galaxy Plus Fund – Welton GDP Master Fund (538) LLC, a Delaware limited liability company. As of December 31, 2021, 538W owned 100% of its Master Fund.

Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC (“547”) – On its inception date, June 25, 2020, 547 invested its assets in Galaxy Plus Fund – JL Cyril Systematic Master Fund (547) LLC, a Delaware limited liability company. As of December 31, 2021, 547 owned 100% of its Master Fund.

In January 2022, the investors in 547 fully redeemed their equity from 547 raising substantial doubt that 547 will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Sponsor has elected to keep 547 open and plans to find new seed capital so that trading can recommence. As a result, and based on the fact that a formal liquidation plan has not been adopted by the Sponsor, 547 has not adopted the liquidation basis of accounting under FASB ASC 205-30 Presentation of Financial Statements-Liquidation Basis of Accounting.

Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC (“550”) – On its inception date, September 9, 2020, 550 invested its assets in Galaxy Plus Fund – Volt Diversified Alpha Master Fund (550) LLC, a Delaware limited liability company. As of December 31, 2021, 550 owned 100% of its Master Fund.

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

The amount of capital activity by each class of Interest for each Fund for the year ended December 31, 2021, is as follows:

	Galaxy Plus Fund LLC - 510 Series Class A	Galaxy Plus Fund LLC - 510 Series Class C	Galaxy Plus Fund LLC - 510 Series Class EF	Galaxy Plus Fund LLC - 517 Series Class EF	Galaxy Plus Fund LLC - 522 Series Class EF

Subscriptions	$-	$-	$628,454	$827,359	$138,028
Redemptions	$(34,012)	(794,990)	(1,121,689)	(849,717)	(100,625)

Total increase (decrease)	$(34,012)	$(794,990)	$(493,235)	$(22,358)	$37,403

	Galaxy Plus Fund LLC - 526 Series Class A	Galaxy Plus Fund LLC - 526 Series Class EF	Galaxy Plus Fund LLC - 532 Series Class EF	Galaxy Plus Fund LLC - 538W Series Class EF	Galaxy Plus Fund LLC - 547 Series Class A

Subscriptions	$447,465	$225,868	$2,265,988	$1,225,207	$127,242
Redemptions	(383,715)	(914,599)	(3,947,288)	(3,995,127)	(1,001,138)

Total increase (decrease)	$63,750	$(688,731)	$(1,681,300)	$(2,769,920)	$(873,896)

	Galaxy Plus Fund LLC - 547 Series Class EF	Galaxy Plus Fund LLC - 550 Series Class A	Galaxy Plus Fund LLC - 550 Series Class C	Galaxy Plus Fund LLC - 550 Series Class EF

Subscriptions	$726,211	$1,630,209	$100,000	$366,478
Redemptions	(803,481)	(531,158)	-	(71,802)
Total increase (decrease)	$(77,270)	$1,099,051	$100,000	$294,676

Transfers into and out of a Fund relating to movement from one class of Share to another, change in beneficial ownership, and consolidation to an older series may occur from time to time. Roll-ups are considered transfers for financial reporting purposes. Since the amount of transfers into and out of each Fund offset, such transfers are not shown in the Funds’ Statements of Changes in Members’ Equity. For the year ended December 31, 2021, there were no transfers.

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

Management Fee: Each Advisor earns a management fee (the “Management Fee”) which is calculated and accrued monthly (prorated for partial periods) and payable in arrears as of the last business day of each month. The rate at which the Management Fee is calculated is specific to each Fund and typically ranges from 0% to 3.50% per annum. Each Advisor may enter into fee sharing arrangements with the Sponsor, pursuant to which the Sponsor will receive a portion of the Management Fee to be paid to such advisor. In addition, the Sponsor can enter into agreements with Selling Agents in which the Selling Agent will receive a portion of the Management Fee on assets they introduce to the Funds. The amounts due to the Selling Agents and Sponsor are included in the Management Fee charged to the Funds. During the year ended December 31, 2021, Management Fees paid to Selling Agents and the Sponsor are as follows:

	Galaxy Plus Fund LLC - 510 Series	Galaxy Plus Fund LLC - 547 Series	Galaxy Plus Fund LLC - 550 Series
Selling Agent	$6,923	$-	$406
Sponsor	-	7,936	8,716

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

The Trading Advisors may enter into side agreements with various investors changing the management/ incentive fees charged to those investors. The amounts due to the Sponsor are included in the Incentive Fee charged to the Funds. Pursuant to a fee sharing agreement between the Sponsor and the Advisor of 550, the Sponsor earned $10,584 of Incentive Fees during the year ended December 31, 2021.

The Sponsor, on behalf of the managing owner of the Class EF members, has entered into separate fee arrangements with the Trading Advisors which results in the managing owner retaining a portion of both the management and incentive fees charged to the Class EF members. During the year ended December 31, 2021, the amount of management fees and incentive fees retained by the managing owner of Class EF members are as follows:

	Galaxy Plus Fund LLC - 510 Series	Galaxy Plus Fund LLC - 517 Series	Galaxy Plus Fund LLC - 522 Series	Galaxy Plus Fund LLC - 526 Series	Galaxy Plus Fund LLC - 532 Series
Management Fee	$7,279	$34,174	$33,645	$15,071	$352,745
Incentive Fee	4,006	48,162	-	-	-

	Galaxy Plus Fund LLC - 538W Series	Galaxy Plus Fund LLC - 547 Series	Galaxy Plus Fund LLC - 550 Series
Management Fee	$11,594	$61,037	$29,872
Incentive Fee	-	-	721

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Notes to Financial Statements

The amount of management fees and incentive fees due to the managing owner of the class EF members as of December 31, 2021 are as follows:

	Galaxy Plus Fund LLC - 510 Series	Galaxy Plus Fund LLC - 517 Series	Galaxy Plus Fund LLC - 522 Series	Galaxy Plus Fund LLC - 526 Series	Galaxy Plus Fund LLC - 532 Series
Accrued Management Fee	$550	$2,368	$2,745	$1,167	$26,559
Accrued Incentive Fee	-	2,806	-	-	-

	Galaxy Plus	Galaxy Plus	Galaxy Plus
	Fund LLC - 538W Series	Fund LLC - 547 Series	Fund LLC - 550 Series
Accrued Management Fee	$975	$4,683	$2,697
Accrued Incentive Fee	19	-	-

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

Sales Commission: Class A, B and C Interests are subject to monthly ongoing sales commissions (“Sales Commissions”) equal to a percentage (the “Sales Commission Rate”) applicable to each Class of Interest. Sales Commissions are calculated and accrued monthly and payable in arrears as of the last business day of each month. Sales Commissions are pro rated for partial periods. Sales Commissions are specific to an Investor and are agreed upon between the Investor and Selling Agent prior to making a contribution to the Onshore Platform. The Sales Commission Rate generally ranges between 0%-2% per annum. No sales commissions were charged during the year ended December 31, 2021, with the exception of 510. Sales commissions are included in the Sponsor Fee totals on the Statements of Operations.

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

Note 6. Financial Instruments with off-balance sheet risk and concentration of credit risk

At December 31, 2021, none of the Funds have direct commitments to buy or sell financial instruments, including derivative instruments. Each Fund does have indirect buy and sell commitments that arise through the positions held by the Master Fund in which each respective Fund invests. However, as an investor in a Master Fund, each Fund’s risk at December 31, 2021, is limited to the fair value of its investment in the Master Fund.

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Notes to Financial Statements

Note 7. Financial highlights

Financial highlights for each Fund and its respective Class(es) for the year ended December 31, 2021 are presented in the table below. The information has been derived from information presented in the financial statements.

	Galaxy Plus Fund LLC - 510 Series	Galaxy Plus Fund LLC - 510 Series	Galaxy Plus Fund LLC - 510 Series	Galaxy Plus Fund LLC - 517 Series	Galaxy Plus Fund LLC - 522 Series
	Class A	Class C	Class EF	Class EF	Class EF

Total return before incentive fee	-1.65%	4.64%	-4.96%	-4.27%	-5.79%
Incentive fee	-	-	-0.31%	-4.51%	0.00%*
Total return after incentive fee (A)	-1.65%	4.64%	-5.27%	-8.78%	-5.79%

Ratios to average members’ equity (B):
Expenses excluding incentive fee	2.51%	6.08%	2.68%	3.21%	17.89%
Incentive fee	-	-	0.31%	4.51%	0.00%*
Total expenses and incentive fee	2.51%	6.08%	2.99%	7.72%	17.89%

Net investment loss (C)	-2.78%	-6.62%	-3.79%	-7.79%	-17.89%

	Galaxy Plus Fund LLC - 526 Series	Galaxy Plus Fund LLC - 526 Series	Galaxy Plus Fund LLC - 532 Series	Galaxy Plus Fund LLC - 538W Series	Galaxy Plus Fund LLC - 547 Series
	Class A	Class EF	Class EF	Class EF	Class A

Total return before incentive fee	-10.56%	-13.52%	7.12%	55.60%	-16.57%
Incentive fee	-0.53%	-	-0.68%	-11.90%	-
Total return after incentive fee (A)	-11.09%	-13.52%	6.44%	43.70%	-16.57%

Ratios to average members’ equity (B):
Expenses excluding incentive fee	1.39%	3.64%	7.39%	3.54%	10.37%
Incentive fee	0.53%	-	0.68%	11.90%	-
Total expenses and incentive fee	1.92%	3.64%	8.07%	15.44%	10.37%

Net investment loss (C)	-1.97%	-3.76%	-8.04%	-15.84%	-10.37%

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Notes to Financial Statements

	Galaxy Plus Fund LLC - 547 Series	Galaxy Plus Fund LLC - 550 Series	Galaxy Plus Fund LLC - 550 Series	Galaxy Plus Fund LLC - 550 Series
	Class EF	Class A	Class C	Class EF

Total return before incentive fee	-9.70%	-5.49%	-0.68%	-14.79%
Incentive fee	-	-2.47%	-0.84%	-2.39%
Total return after incentive fee (A)	-9.70%	-7.96%	-1.52%	-17.18%

Ratios to average members’ equity (B):
Expenses excluding incentive fee	5.66%	4.05%	2.06%	14.73%
Incentive fee	-	2.47%	0.84%	2.39%
Total expenses and incentive fee	5.66%	6.52%	2.90%	17.12%

Net investment loss (C)	-5.67%	-6.52%	-2.90%	-17.12%

*	Amounts are deminimus and rounded to zero

(A)	Total return is based on the change in average members’ equity during the period of a theoretical investment made at the inception of the Fund.

(B)	The total expense and net investment loss ratios are computed based upon weighted-average members’ equity as a whole for the year ended December 31, 2021. These ratios, excluding non-recurring expenses, have been annualized for Funds or Classes that were in operations for less than a year as of December 31, 2021.

(C)	The net investment loss ratio excludes net realized and unrealized gains (losses) on investments.

Financial highlights are calculated for each permanent, non-managing class of interest. An individual member’s return and ratios may vary based on different incentive and/or management fee arrangements, and the timing of capital interest transactions.

Note 8. Subsequent events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Funds’ financial statements through April 11, 2022, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Funds’ financial statements through this date.

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of and for the year ended December 31, 2021, is accurate and complete.

/s/ David Young
David Young, President
New Hyde Park Alternative Funds, LLC — Sponsor
Galaxy Plus Fund LLC

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC

(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2021

Independent Auditor’s Report

Managing Member

Galaxy Plus Fund LLC

Opinion

We have audited the financial statements of Galaxy Plus Fund — FORT Contrarian Master Fund (510) LLC (the Fund), which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2021, the related statements of operations and changes in member’s equity for the year then ended, and the related notes to the financial statements.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2021, and the results of its operations and changes in member’s equity for the year then ended in accordance with accounting principles generally accepted in the United States of America.

Basis for Opinion

We conducted our audit in accordance with auditing standards generally accepted in the United States of America (GAAS). Our responsibilities under those standards are further described in the Auditor’s Responsibilities for the Audit of the Financial Statements section of our report. We are required to be independent of the Fund and to meet our other ethical responsibilities, in accordance with the relevant ethical requirements relating to our audit. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Responsibilities of Management for the Financial Statements

Management is responsible for the preparation and fair presentation of the financial statements in accordance with accounting principles generally accepted in the United States of America, and for the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

In preparing the financial statements, management is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Fund’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable).

Auditor’s Responsibilities for the Audit of the Financial Statements

Our objectives are to obtain reasonable assurance about whether the financial statements as a whole are free from material misstatement, whether due to fraud or error, and to issue an auditor’s report that includes our opinion. Reasonable assurance is a high level of assurance but is not absolute assurance and therefore is not a guarantee that an audit conducted in accordance with GAAS will always detect a material misstatement when it exists. The risk of not detecting a material misstatement resulting from fraud is higher than for one resulting from error, as fraud may involve collusion, forgery, intentional omissions, misrepresentations, or the override of internal control. Misstatements are considered material if there is a substantial likelihood that, individually or in the aggregate, they would influence the judgment made by a reasonable user based on the financial statements.

In performing an audit in accordance with GAAS, we:

●	Exercise professional judgment and maintain professional skepticism throughout the audit.

●	Identify and assess the risks of material misstatement of the financial statements, whether due to fraud or error, and design and perform audit procedures responsive to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.

●	Obtain an understanding of internal control relevant to the audit in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control. Accordingly, no such opinion is expressed.

●	Evaluate the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluate the overall presentation of the financial statements.

●	Conclude whether, in our judgment, there are conditions or events, considered in the aggregate, that raise substantial doubt about the Fund’s ability to continue as a going concern for a reasonable period of time.

We are required to communicate with those charged with governance regarding, among other matters, the planned scope and timing of the audit, significant audit findings, and certain internal control–related matters that we identified during the audit.

/s/ RSM US LLP

Denver, Colorado

March 31, 2022

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC

(A Delaware Limited Liability Company)

Statement of Financial Condition

December 31, 2021

(Expressed in U.S. Dollars)

Assets
Equity in commodity trading accounts at clearing brokers:
Cash	$1,482,369
Restricted cash - margin balance	1,442,927
Receivable from Onshore Feeder Fund	274,860
Total assets	$3,200,156
Liabilities and Member’s Equity

Liabilities
Investments in futures contracts at fair value (represents unrealized depreciation on open derivative contracts, net)	$149,592
Total liabilities	149,592
Member’s equity	3,050,564
Total liabilities and member’s equity	$3,200,156

See notes to financial statements.

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC
(A Delaware Limited Liability Company)

Condensed Schedule of Investments

December 31, 2021

(Expressed in U.S. Dollars)

	Number of		Percent of
	Contracts/ Units	Fair Value	Member’s Equity
Long positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	6	$3,276	0.11%
Energy	2	13,566	0.44
Index	26	71,975	2.36
Interest	61	(61,972)	(2.03)
Metals	2	2,750	0.09
Foreign:
Futures contracts:
Energy	3	7,360	0.24
Index	50	34,966	1.15
Interest [1]	73	(199,590)	(6.54)
Total long positions		(127,669)	(4.18)
Short positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	7	(6,438)	(0.21)
Currency	13	(10,226)	(0.33)
Energy	3	1,893	0.06
Interest	5	149	0.00
Metals	1	(5,485)	(0.18)
Foreign:
Futures contracts:
Interest	13	(1,816)	(0.06)
Total short positions		$(21,923)	(0.72)
Investments in futures contracts, at fair value		$(149,592)	(4.90)%

[1]	No individual position is greater than 5% of member’s equity

See notes to financial statements.

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC
(A Delaware Limited Liability Company)

Statement of Operations

For the year ended December 31, 2021

(Expressed in U.S. Dollars)

Expenses:
Interest expense	$28,433
Total expenses	28,433
Net investment loss	(28,433)
Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized gain (loss) from:
Derivative contracts[1]	327,966
Foreign currency transactions	(2,468)
325,498
Net change in unrealized depreciation on:
Derivative contracts	(268,986)
Translation of assets and liabilities denominated in foreign currencies	1,276
(267,710)

Net realized and unrealized gain on investments and foreign currency transactions	57,788
Net increase in member’s equity resulting from operations	$29,355

[1]	Includes trading costs

See notes to financial statements.

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC
(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity

For the year ended December 31, 2021

(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment loss	$(28,433)
Net realized gain (loss) from derivative contracts and foreign currency transactions	325,498
Net change in unrealized depreciation on derivative contracts and translation of assets and liabilities denominated in foreign currencies	(267,710)

Net increase in member’s equity resulting from operations	29,355

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	590,305
Payments for redemptions of capital	(1,871,744)

Net decrease in member’s equity resulting from capital transactions	(1,281,439)

Total decrease	(1,252,084)

Member’s equity, beginning of year	4,302,648

Member’s equity, end of year	$3,050,564

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

The Master Fund and other separately formed Delaware limited liability companies (“Other Master Funds”), are investment vehicles available under the Galaxy Plus Managed Account Platform (the “Platform”). The Master Fund and the Platform are sponsored by New Hyde Park Alternative Funds, LLC (formerly known as Gemini Alternative Funds, LLC) (the “Sponsor” or “NHPAF”) as a means of making available, to qualified high net-worth individuals and institutional investors (including funds of hedge funds) (“Investors”), a variety of third-party professional managed futures and foreign exchange advisors (“Advisors”). The Trading Advisor is not affiliated with the Sponsor.

NHPAF was formed in October 2013 and its principal office is located in Wheaton, Illinois. NHPAF is registered with the U.S. Commodity Futures Trading Commission (CFTC) as a commodity pool operator and commodity trading advisor, and is a member of the National Futures Association (NFA).

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or Other Master funds. Galaxy Plus Fund – FORT Contrarian Feeder Fund (510) LLC (“LLC510”), a separated series of the Onshore Platform and Galaxy Plus Fund – Fort Contrarian Offshore Feeder Fund (510) Segregated Portfolio (“SPC510”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2021, SPC510 had not yet commenced operations and LLC510 is the sole member.

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $2,816,106 is held in USD and a balance of $109,190 in foreign currencies as of December 31, 2021, and are recorded in cash and restricted cash – margin balance on the statement of financial condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2021 included restricted cash for margin requirements of $1,442,927. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2021 included amounts due to the broker for unsettled trades of $0.

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

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the years ended December 31, 2018 through 2021 remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the year, the Master Fund did not accrue any interest or penalties.

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

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2021. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

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

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2021.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2021. Presentation is gross – as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative contracts:
Futures contracts:
Agriculture	$7,171	$7,171	$-	$-
Energy	23,306	23,306	-	-
Index	116,437	116,437	-	-
Interest	3,219	3,219	-	-
Metals	2,850	2,850	-	-

Total investment assets at fair value	152,983	152,983	-	-

Liabilities:
Derivative contracts:
Futures contracts:
Agriculture	(10,333)	(10,333)	-	-
Currency	(10,226)	(10,226)	-	-
Energy	(487)	(487)	-	-
Index	(9,496)	(9,496)	-	-
Interest	(266,448)	(266,448)	-	-
Metals	(5,585)	(5,585)	-	-

Total investment liabilities at fair value	(302,575)	(302,575)	-	-

Total net investments at fair value	$(149,592)	$(149,592)	$-	$-

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2021.

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

As of December 31, 2021, the Master Fund had open futures contracts with the following notional values by sector:

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Agriculture	6	$283,826	Agriculture	7	$(297,858)
Energy	5	390,828	Currency	13	(1,219,305)
Index	76	9,659,566	Energy	3	(172,263)
Interest	134	27,134,070	Interest	18	(4,412,683)
Metals	2	294,448	Metals	1	(116,760)

During the year ended December 31, 2021, the Master Fund participated in 9,011 futures contract transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading
Gain (Loss)*
Futures contracts:
Agriculture	$(25,819)
Currency	(83,626)
Energy	(194,500)
Index	1,466,665
Interest	(1,063,127)
Metals	(3,553)
Total futures contracts	96,040
Trading costs	(37,060)
Total net trading gain (loss)	$58,980

*	Includes both realized gain of $327,966 and unrealized depreciation of $(268,986) and is located in net realized and unrealized gain (loss) on investments and foreign currency transactions on the statement of operations. Amounts exclude foreign currency transactions and translation.

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

The following tables summarize the Master Fund’s netting arrangements:

			Net Amount
	Gross Amounts	Offset in the	of Assets (Liabilities) in the
	of Recognized	Statement of	Statement of
Description	Assets (Liabilities)	Financial Condition	Financial Condition
Futures	$(302,575)	$152,983	$(149,592)
Total	$(302,575)	$152,983	$(149,592)

	Net amount		Net Amount
	in the Statement of	Cash Collateral	in the Statement of
	Financial Condition	Received by Counterparty	Financial Condition
Counterparty A	$(149,592)	$1,442,927	$1,293,335
Total	$(149,592)	$1,442,927	$1,293,335

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 6. Related Parties

As of December 31, 2021, the Master Fund had $274,860 receivable from the Feeder Fund, as reflected in the Statement of Financial Condition. Generally, receivables and payables from/to Feeder Fund are a result of timing differences of cash movements related to capital activity at the Feeder Fund level.

Note 7. Financial Highlights

Financial highlights of the Master Fund for the year ended December 31, 2021 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	(1.99)%
Ratios to average member’s equity (B):
Net investment loss (C )	(0.79)%
Total expenses	0.79%

(A)	Total return is based on the change in average member’s equity during the period of a theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment loss ratios are computed based upon weighted-average member’s equity as a whole for the year ended December 31, 2021.

(C)	The net investment loss ratio excludes net realized and unrealized gains (losses) on investments.

Financial highlights are calculated for each member class taken as a whole. An individual member’s return and ratios may vary based on the timing of capital transactions. The negative total return would have been lower and the net investment loss and total expense ratios would have been higher if the management, incentive fees, and sponsor fees, had been charged to the Master Fund instead of the Feeder Fund.

Note 8. Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 31, 2022, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC

(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of, and for the year ended December 31, 2021 is accurate and complete.

/s/ David Young
David Young, President

New Hyde Park Alternative Funds, LLC — Sponsor

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC

Galaxy Plus Fund – Quest Master Fund (517) LLC

(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2021

Independent Auditor’s Report

Managing Member

Galaxy Plus Fund LLC

Opinion

We have audited the financial statements of Galaxy Plus Fund — Quest Master Fund (517) LLC (the Fund), which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2021, the related statements of operations and changes in member’s equity for the year then ended, and the related notes to the financial statements.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2021, and the results of its operations and changes in member’s equity for the year then ended in accordance with accounting principles generally accepted in the United States of America.

Basis for Opinion

We conducted our audit in accordance with auditing standards generally accepted in the United States of America (GAAS). Our responsibilities under those standards are further described in the Auditor’s Responsibilities for the Audit of the Financial Statements section of our report. We are required to be independent of the Fund and to meet our other ethical responsibilities, in accordance with the relevant ethical requirements relating to our audit. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Responsibilities of Management for the Financial Statements

Management is responsible for the preparation and fair presentation of the financial statements in accordance with accounting principles generally accepted in the United States of America, and for the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

In preparing the financial statements, management is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Fund’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable).

Auditor’s Responsibilities for the Audit of the Financial Statements

Our objectives are to obtain reasonable assurance about whether the financial statements as a whole are free from material misstatement, whether due to fraud or error, and to issue an auditor’s report that includes our opinion. Reasonable assurance is a high level of assurance but is not absolute assurance and therefore is not a guarantee that an audit conducted in accordance with GAAS will always detect a material misstatement when it exists. The risk of not detecting a material misstatement resulting from fraud is higher than for one resulting from error, as fraud may involve collusion, forgery, intentional omissions, misrepresentations, or the override of internal control. Misstatements are considered material if there is a substantial likelihood that, individually or in the aggregate, they would influence the judgment made by a reasonable user based on the financial statements.

In performing an audit in accordance with GAAS, we:

●	Exercise professional judgment and maintain professional skepticism throughout the audit.

●	Identify and assess the risks of material misstatement of the financial statements, whether due to fraud or error, and design and perform audit procedures responsive to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.

●	Obtain an understanding of internal control relevant to the audit in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control. Accordingly, no such opinion is expressed.

●	Evaluate the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluate the overall presentation of the financial statements.

●	Conclude whether, in our judgment, there are conditions or events, considered in the aggregate, that raise substantial doubt about the Fund’s ability to continue as a going concern for a reasonable period of time.

We are required to communicate with those charged with governance regarding, among other matters, the planned scope and timing of the audit, significant audit findings, and certain internal control–related matters that we identified during the audit.

/s/ RSM US LLP

Denver, Colorado

March 31, 2022

Galaxy Plus Fund – Quest Master Fund (517) LLC
(A Delaware Limited Liability Company)

Statement of Financial Condition
December 31, 2021
(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$468,548
Restricted cash - margin balance	1,108,799
Investments in futures contracts at fair value (represents unrealized appreciation on open derivative contracts, net)	14,576
Receivable from Onshore Feeder Fund	1,262

Total assets	$1,593,185

Liabilities and Member’s Equity

Total liabilities	$-

Member’s equity	1,593,185

Total liabilities and member’s equity	$1,593,185

See notes to financial statements.

Galaxy Plus Fund – Quest Master Fund (517) LLC
(A Delaware Limited Liability Company)

Condensed Schedule of Investments
December 31, 2021
(Expressed in U.S. Dollars)

	Number of Contracts/Units	Fair Value	Percent of Member’s Equity

Long positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	27	$(11,872)	(0.74)%
Currency	21	8,465	0.53
Energy	6	6,499	0.41
Index	3	6,410	0.40
Metals	3	7,333	0.46
Foreign:
Futures contracts:
Energy	4	(4,095)	(0.26)
Index	11	10,413	0.65
Interest	2	(6,598)	(0.41)

Total long positions		16,555	1.04

Short positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Currency	40	(2,818)	(0.18)
Energy	2	(1,580)	(0.10)
Interest	55	(10,556)	(0.66)
Metals	2	(4,120)	(0.26)
Foreign:
Futures contracts:
Index	5	(2,059)	(0.13)
Interest	47	19,154	1.21

Total short positions		(1,979)	(0.12)

Investments in futures contracts, at fair value		$14,576	0.92%

See notes to financial statements.

Galaxy Plus Fund – Quest Master Fund (517) LLC
(A Delaware Limited Liability Company)

Statement of Operations

For the year ended December 31, 2021
(Expressed in U.S. Dollars)

Investment Income:
Interest expense	$1,241

Total expenses	1,241

Net investment loss	(1,241)

Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized gain (loss) from:
Derivative contracts[1]	277,923
Foreign currency transactions	(6,141)
271,782
Net increase (decrease) in unrealized appreciation on:
Derivative contracts	(167,196)
Translation of assets and liabilities denominated in foreign currencies	1,158
(166,038)

Net realized and unrealized gain on investments and foreign currency transactions	105,744

Net increase in member’s equity resulting from operations	$104,503

[1]	Includes trading costs

See notes to financial statements.

Galaxy Plus Fund – Quest Master Fund (517) LLC
(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity
For the year ended December 31, 2021
(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment loss	$(1,241)
Net realized gain (loss) from derivative contracts and foreign currency transactions	271,782
Net increase (decrease) in unrealized appreciation on derivative contracts and translation of assets and liabilities denominated in foreign currencies	(166,038)

Net increase in member’s equity resulting from operations	104,503

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	747,416
Payments for redemptions of capital	(925,790)

Net decrease in member’s equity resulting from capital transactions	(178,374)

Total decrease	(73,871)

Member’s equity, beginning of year	1,667,056

Member’s equity, end of year	$1,593,185

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

The Master Fund and other separately formed Delaware limited liability companies (“Other Master Funds”), are investment vehicles available under the Galaxy Plus Managed Account Platform (the “Platform”). The Master Fund and the Platform are sponsored by New Hyde Park Alternative Funds, LLC (formerly known as Gemini Alternative Funds, LLC) (the “Sponsor” or “NHPAF”) as a means of making available, to qualified high net-worth individuals and institutional investors (including fund of hedge funds) (“Investors”), a variety of third-party professional managed futures and foreign exchange advisors (“Advisors”). The Trading Advisor is not affiliated with the Sponsor.

NHPAF was formed in October 2013 and its principal office is located in Wheaton, Illinois. NHPAF is registered with the U.S. Commodity Futures Trading Commission (CFTC) as a commodity pool operator and commodity trading advisor, and is a member of the National Futures Association (NFA).

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or other Master Funds. Galaxy Plus Fund – Quest Feeder Fund (517) (“LLC517”), a separated series of the Onshore Platform and Galaxy Plus Fund – Quest Offshore Feeder Fund (517) Segregated Portfolio (“SPC517”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2021, SPC517 had not yet commenced operations and LLC517 is the sole member.

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $1,567,577 is held in USD and a balance of $9,770 in foreign currencies as of December 31, 2021, and are recorded in cash and restricted cash – margin balance on the statement of financial condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2021 included restricted cash for margin requirements of $1,108,799. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2021 included amounts due to the broker for unsettled trades of $0.

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

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the years ended December 31, 2018 through 2021, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the year, the Master Fund did not accrue any interest or penalties.

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

Galaxy Plus Fund – Quest Master Fund (517) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2021. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

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

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2021.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – Quest Master Fund (517) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2021. Presentation is gross – as an asset if in a gain position and a liability if in a loss position.

	Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative contracts:
Futures contracts:
Agriculture	$6,570	$6,570	$-	$-
Currency	28,106	28,106	-	-
Energy	9,992	9,992	-	-
Index	19,792	19,792	-	-
Interest	19,856	19,856	-	-
Metals	8,073	8,073	-	-

Total investment assets at fair value	92,389	92,389	-	-

Liabilities:
Derivative contracts:
Futures contracts:
Agriculture	(18,442)	(18,442)	-	-
Currency	(22,459)	(22,459)	-	-
Energy	(9,169)	(9,169)	-	-
Index	(5,027)	(5,027)	-	-
Interest	(17,856)	(17,856)	-	-
Metals	(4,860)	(4,860)	-	-

Total investment liabilities at fair value	(77,813)	(77,813)	-	-

Total net investments at fair value	$14,576	$14,576	$-	$-

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2021.

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

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments.  Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. As of December 31, 2021, the Master Fund had open futures contracts with the following notional values by sector:

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Agriculture	27	$1,185,868	Currency	40	$(4,537,639)
Currency	21	1,323,952	Energy	2	(74,600)
Energy	10	791,976	Index	5	(459,859)
Index	14	1,763,654	Interest	102	(22,072,441)
Interest	2	2,632,239	Metals	2	(233,520)
Metals	3	406,035

During the year ended December 31, 2021, the Master Fund participated in 4,123 futures contract transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading Gain (Loss)*
Futures contracts:
Agriculture	$117,042
Currency	(189,333)
Energy	437,477
Index	290,426
Interest	(338,248)
Metals	(180,153)
Total futures contracts	137,211

Trading costs	(26,484)

Total net trading gain (loss)	$110,727

*	Includes both realized gain of $277,923 and unrealized depreciation of $(167,196) and is located in net realized and unrealized gain (loss) on investments on the statement of operations. Amounts exclude foreign currency transactions and translation.

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

The following tables summarize the Master Fund’s netting arrangements:

Description	Gross Amounts of Recognized Assets (Liabilities)	Offset in the Statement of Financial Condition	Net Amount of Assets (Liabilities) in the Statement of Financial Condition
Futures	$92,389	$(77,813)	$14,576
Total	$92,389	$(77,813)	$14,576

	Net amount in the Statement of Financial Condition	Cash Collateral Received by Counterparty	Net Amount in the Statement of Financial Condition
Counterparty A	$14,576	$1,108,799	$1,123,375
Total	$14,576	$1,108,799	$1,123,375

Galaxy Plus Fund – Quest Master Fund (517) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 6. Related Parties

As of December 31, 2021, the Master Fund had $1,262 receivable from the Feeder Fund, as reflected in the Statement of Financial Condition. Generally, receivables and payables from/to Feeder Fund are a result of timing differences of cash movements related to capital activity at the Feeder Fund level.

Note 7. Financial Highlights

Financial highlights of the Master Fund for the year ended December 31, 2021 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	0.09%

Ratios to average member’s equity (B):
Net investment loss (C)	(0.06)%
Total expenses	0.06%

(A)	Total return is based on the change in average member’s equity during the period of a theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment loss ratios are computed based upon weighted-average member’s equity as a whole for the year ended December 31, 2021.

(C)	The net investment loss ratio excludes net realized and unrealized gains (losses) on investments.

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

Note 8. Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 31, 2022, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – Quest Master Fund (517) LLC

(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of and for the year ended December 31, 2021, is accurate and complete.

/s/ David Young
David Young, President
New Hyde Park Alternative Funds, LLC — Sponsor
Galaxy Plus Fund – Quest Master Fund (517) LLC

Galaxy Plus Fund – LRR Master Fund (522) LLC

(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2021

Independent Auditor’s Report

Managing Member

Galaxy Plus Fund LLC

Opinion

We have audited the financial statements of Galaxy Plus Fund — LRR Master Fund (522) LLC (the Fund), which comprise the statement of financial condition, including the schedule of investments, as of December 31, 2021, the related statements of operations and changes in member’s equity for the year then ended, and the related notes to the financial statements.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2021, and the results of its operations and changes in member’s equity for the year then ended in accordance with accounting principles generally accepted in the United States of America.

Basis for Opinion

We conducted our audit in accordance with auditing standards generally accepted in the United States of America (GAAS). Our responsibilities under those standards are further described in the Auditor’s Responsibilities for the Audit of the Financial Statements section of our report. We are required to be independent of the Fund and to meet our other ethical responsibilities, in accordance with the relevant ethical requirements relating to our audit. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Responsibilities of Management for the Financial Statements

Management is responsible for the preparation and fair presentation of the financial statements in accordance with accounting principles generally accepted in the United States of America, and for the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

In preparing the financial statements, management is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Fund’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable).

Auditor’s Responsibilities for the Audit of the Financial Statements

Our objectives are to obtain reasonable assurance about whether the financial statements as a whole are free from material misstatement, whether due to fraud or error, and to issue an auditor’s report that includes our opinion. Reasonable assurance is a high level of assurance but is not absolute assurance and therefore is not a guarantee that an audit conducted in accordance with GAAS will always detect a material misstatement when it exists. The risk of not detecting a material misstatement resulting from fraud is higher than for one resulting from error, as fraud may involve collusion, forgery, intentional omissions, misrepresentations, or the override of internal control. Misstatements are considered material if there is a substantial likelihood that, individually or in the aggregate, they would influence the judgment made by a reasonable user based on the financial statements.

In performing an audit in accordance with GAAS, we:

Exercise professional judgment and maintain professional skepticism throughout the audit.

●	Identify and assess the risks of material misstatement of the financial statements, whether due to fraud or error, and design and perform audit procedures responsive to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.

●	Obtain an understanding of internal control relevant to the audit in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control. Accordingly, no such opinion is expressed.

●	Evaluate the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluate the overall presentation of the financial statements.

●	Conclude whether, in our judgment, there are conditions or events, considered in the aggregate, that raise substantial doubt about the Fund’s ability to continue as a going concern for a reasonable period of time.

We are required to communicate with those charged with governance regarding, among other matters, the planned scope and timing of the audit, significant audit findings, and certain internal control–related matters that we identified during the audit.

/s/ RSM US LLP

Denver, Colorado

March 31, 2022

Galaxy Plus Fund – LRR Master Fund (522) LLC

(A Delaware Limited Liability Company)

Statement of Financial Condition

December 31, 2021

(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$293,264
Restricted cash - margin balance	26,400
Receivable from Onshore Feeder Fund	177,396
Other assets	303
Total assets	$497,363

Liabilities and member’s equity

Liabilities
Investments in futures contracts at fair value (represents unrealized depreciation on open derivative contracts, net)	$18,952

Total liabilities	18,952

Member’s equity	478,411

Total liabilities and member’s equity	$497,363

See notes to financial statements.

Galaxy Plus Fund – LRR Master Fund (522) LLC
(A Delaware Limited Liability Company)

Schedule of Investments
December 31, 2021
(Expressed in U.S. Dollars)

	Number of		Percent of
	Contracts/ Units	Fair Value	Member’s Equity
Long positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture
Live Cattle - Maturity February 2022	20	$7,104	1.48%

Total long positions		7,104	1.48

Short positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture
Live Cattle - Maturity June 2022	20	(26,056)	(5.45)

Total short positions		(26,056)	(5.45)

Investments in futures contracts, at fair value		$(18,952)	(3.97)%

See notes to financial statements.

Galaxy Plus Fund – LRR Master Fund (522) LLC

(A Delaware Limited Liability Company)

Statement of Operations

For the year ended December 31, 2021

(Expressed in U.S. Dollars)

Net investment income	$-
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) from:
Derivative contracts[1]	123,361
123,361
Net (increase) decrease in unrealized depreciation on:
Derivative contracts	(62,601)
(62,601)

Net realized and unrealized gain on investments	60,760

Net increase in member’s equity resulting from operations	$60,760

1Includes trading costs

See notes to financial statements.

Galaxy Plus Fund – LRR Master Fund (522) LLC

(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity

For the year ended December 31, 2021

(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment income	$-
Net realized gain (loss) from derivative contracts	123,361
Net (increase) decrease in unrealized depreciation on derivative contracts	(62,601)

Net increase in member’s equity resulting from operations	60,760

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	93,559
Payments for redemptions of capital	(145,398)

Net decrease in member’s equity resulting from capital transactions	(51,839)

Total increase	8,921

Member’s equity, beginning of year	469,490

Member’s equity, end of year	$478,411

See notes to financial statements.

Galaxy Plus Fund – LRR Master Fund (522) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 1. Organization and Structure

Galaxy Plus Fund – LRR Master Fund (522) LLC (the “Master Fund”) was formed in Delaware as a limited liability company on January 26, 2016 and commenced operation on April 28, 2016. The Master Fund is a multi-advisor managed futures fund that allocates and reallocates its capital to different trading advisors implementing various trading programs. Rosetta Capital Management, LLC (“Rosetta”), (the “Trading Advisor”) runs a technical program. As of December 31, 2021, Rosetta is the sole trading advisor for LRR.

The Master Fund and other separately formed Delaware limited liability companies (“Other Master Funds”), are investment vehicles available under the Galaxy Plus Managed Account Platform (the “Platform”). The Master Fund and the Platform are sponsored by New Hyde Park Alternative Funds, LLC (formerly known as Gemini Alternative Funds, LLC) (the “Sponsor” or “NHPAF”) as a means of making available, to qualified high net-worth individuals and institutional investors (including fund of hedge funds) (“Investors”), a variety of third-party professional managed futures and foreign exchange advisors (“Advisors”). The Trading Advisor is not affiliated with the Sponsor.

NHPAF was formed in October 2013 and its principal office is located in Wheaton, Illinois. NHPAF is registered with the U.S. Commodity Futures Trading Commission (CFTC) as a commodity pool operator and commodity trading advisor, and is a member of the National Futures Association (NFA).

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or other Master Funds. Galaxy Plus Fund – LRR Feeder Fund (522) (“LLC522”), a separated series of the Onshore Platform and Galaxy Plus Fund – LRR Offshore Feeder Fund (522) Segregated Portfolio (“SPC522”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2021, SPC522 had not yet commenced operations and LLC522 is the sole member.

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $319,664 is held in USD and $0 in foreign currencies as of December 31, 2021, and are recorded in cash and restricted cash – margin balance on the statement of financial condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2021 included restricted cash for margin requirements of $26,400. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2021 included amounts due to the broker for unsettled trades of $0.

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

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the years ended December 31, 2018 through 2021, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the year, the Master Fund did not accrue any interest or penalties.

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

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2021. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

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

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2021.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – LRR Master Fund (522) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2021. Presentation is gross – as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative contracts:
Futures contracts:
Agriculture	$7,104	$7,104	$-	$-
Total investment assets at fair value	7,104	7,104	-	-
Liabilities:
Derivative contracts:
Futures contracts:
Agriculture	(26,056)	(26,056)	-	-
Total investment liabilities at fair value	(26,056)	(26,056)	-	-
Total net investments at fair value	$(18,952)	$(18,952)	$-	$-

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2021.

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

The notional value represents amounts related to the Master Fund's stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund's futures and options contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments. Theoretically, the Master Fund's exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. As of December 31, 2021, the Master Fund had open futures contracts with the following notional values by sector:

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Agriculture	20	$1,117,600	Agriculture	20	$(1,113,600)

During the year ended December 31, 2021, the Master Fund participated in 19 futures contracts, and 2 options on futures contract transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading Gain (Loss)*
Options on futures contracts:
Agriculture	$(2,898)
Total options on futures contracts	(2,898)

Futures contracts:
Agriculture	66,294
Total futures contracts	66,294

Trading costs	(2,636)

Total net trading gain (loss)	$60,760

*	Includes both realized gain of $123,361 and unrealized depreciation of $(62,601) and is located in net realized and unrealized gain (loss) on investments on the statement of operations. Amounts exclude foreign currency transactions and translation.

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

The following tables summarize the Master Fund’s netting arrangements:

Description	Gross Amounts of Recognized Assets (Liabilities)	Offset in the Statement of Financial Condition	Net Amount of Assets (Liabilities) in the Statement of Financial Condition

Futures	$(26,056)	7,104	$(18,952)
Total	$(26,056)	$7,104	$(18,952)

	Net amount in the Statement of Financial Condition	Cash Collateral Received by Counterparty	Net Amount in the Statement of Financial Condition

Counterparty A	$(18,952)	$26,400	$7,448
Total	$(18,952)	$26,400	$7,448

Galaxy Plus Fund – LRR Master Fund (522) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 6. Related Parties

As of December 31, 2021, the Master Fund had $177,396 receivable from the Feeder Fund, as reflected in the Statement of Financial Condition. Generally, receivables and payables from/to Feeder Fund are a result of timing differences of cash movements related to capital activity at the Feeder Fund level.

Note 7. Financial Highlights

Financial highlights of the Master Fund for the year ended December 31, 2021 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	12.65%

Ratios to average member's equity (B):
Net investment income (C)	-%
Total expenses	-%

(A)	Total return is based on the change in average member's equity during the period of a theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment income ratios are computed based upon weighted-average member's equity as a whole for the year ended December 31, 2021.

(C)	The net investment income ratio excludes net realized and unrealized gains (losses) on investments.

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

Note 8. Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 31, 2022, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – LRR Master Fund (522) LLC

(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of and for the year ended December 31, 2021, is accurate and complete.

/s/ David Young
David Young, President
New Hyde Park Alternative Funds, LLC — Sponsor
Galaxy Plus Fund – LRR Master Fund (522) LLC

Galaxy Plus Fund – QIM Master Fund (526) LLC

(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2021

Independent Auditor’s Report

Managing Member

Galaxy Plus Fund LLC

Opinion

We have audited the financial statements of Galaxy Plus Fund — QIM Master Fund (526) LLC (the Fund), which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2021, the related statements of operations and changes in member’s equity for the year then ended, and the related notes to the financial statements.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2021, and the results of its operations and changes in member’s equity for the year then ended in accordance with accounting principles generally accepted in the United States of America.

Basis for Opinion

We conducted our audit in accordance with auditing standards generally accepted in the United States of America (GAAS). Our responsibilities under those standards are further described in the Auditor’s Responsibilities for the Audit of the Financial Statements section of our report. We are required to be independent of the Fund and to meet our other ethical responsibilities, in accordance with the relevant ethical requirements relating to our audit. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Responsibilities of Management for the Financial Statements

Management is responsible for the preparation and fair presentation of the financial statements in accordance with accounting principles generally accepted in the United States of America, and for the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

In preparing the financial statements, management is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Fund’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable).

Auditor’s Responsibilities for the Audit of the Financial Statements

Our objectives are to obtain reasonable assurance about whether the financial statements as a whole are free from material misstatement, whether due to fraud or error, and to issue an auditor’s report that includes our opinion. Reasonable assurance is a high level of assurance but is not absolute assurance and therefore is not a guarantee that an audit conducted in accordance with GAAS will always detect a material misstatement when it exists. The risk of not detecting a material misstatement resulting from fraud is higher than for one resulting from error, as fraud may involve collusion, forgery, intentional omissions, misrepresentations, or the override of internal control. Misstatements are considered material if there is a substantial likelihood that, individually or in the aggregate, they would influence the judgment made by a reasonable user based on the financial statements.

In performing an audit in accordance with GAAS, we:

●	Exercise professional judgment and maintain professional skepticism throughout the audit.

●	Identify and assess the risks of material misstatement of the financial statements, whether due to fraud or error, and design and perform audit procedures responsive to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.

●	Obtain an understanding of internal control relevant to the audit in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control. Accordingly, no such opinion is expressed.

●	Evaluate the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluate the overall presentation of the financial statements.

●	Conclude whether, in our judgment, there are conditions or events, considered in the aggregate, that raise substantial doubt about the Fund’s ability to continue as a going concern for a reasonable period of time.

We are required to communicate with those charged with governance regarding, among other matters, the planned scope and timing of the audit, significant audit findings, and certain internal control–related matters that we identified during the audit.

/s/ RSM US LLP

Denver, Colorado

March 31, 2022

Galaxy Plus Fund – QIM Master Fund (526) LLC

(A Delaware Limited Liability Company)

Statement of Financial Condition

December 31, 2021

(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$674,999
Restricted cash - margin balance	813,285
Receivable from Onshore Feeder Fund	250,986
Total assets	$1,739,270

Liabilities and Member’s Equity

Liabilities
Deficit in in commodity trading accounts at clearing brokers:
Investments in futures contracts at fair value
(represents unrealized depreciation on open derivative contracts, net)	$41,688

Total liabilities	41,688

Member’s equity	1,697,582

Total liabilities and member’s equity	$1,739,270

See notes to financial statements.

Galaxy Plus Fund – QIM Master Fund (526) LLC

(A Delaware Limited Liability Company)

Condensed Schedule of Investments

December 31, 2021

(Expressed in U.S. Dollars)

	Number of		Percent of
	Contracts/ Units	Fair Value	Member’s Equity
Long positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Energy	3	$5,338	0.31%
Index	2	(1,812)	(0.11)
Foreign:
Futures contracts:
Energy	2	2,770	0.17
Index	57	15,896	0.94
Interest	1	(2,518)	(0.15)

Total long positions		19,674	1.16

Short positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Currency	69	(21,130)	(1.24)
Index	3	833	0.05
Interest	26	2,337	0.14
Metals	13	(45,957)	(2.71)
Foreign:
Futures contracts:
Index	17	(11,684)	(0.69)
Interest	10	14,239	0.84

Total short positions		(61,362)	(3.61)

Investments in futures contracts, at fair value		$(41,688)	(2.45)%

See notes to financial statements.

Galaxy Plus Fund – QIM Master Fund (526) LLC

(A Delaware Limited Liability Company)

Statement of Operations

For the year ended December 31, 2021

(Expressed in U.S. Dollars)

Interest expense	$1,427

Total expenses	1,427

Net investment loss	(1,427)

Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized gain (loss) from:
Derivative contracts[1]	(314,688)
Foreign currency transactions	940
(313,748)

Net (increase) decrease in unrealized depreciation on:
Derivative contracts	(31,365)
Translation of assets and liabilities denominated in foreign currencies	4,149
(27,216)

Net realized and unrealized loss on investments and foreign currency transactions	(340,964)

Net decrease in member’s equity resulting from operations	$(342,391)

[1]	Includes trading costs

See notes to financial statements.

Galaxy Plus Fund – QIM Master Fund (526) LLC

(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity

For the year ended December 31, 2021

(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment loss	$(1,427)
Net realized gain (loss) from derivative contracts and foreign currency transactions	(313,748)
Net (increase) decrease in unrealized depreciation on derivative contracts and translation of assets and liabilities denominated in foreign currencies	(27,216)
Net decrease in member’s equity resulting from operations	(342,391)

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	319,971
Payments for redemptions of capital	(1,049,979)

Net decrease in member’s equity resulting from capital transactions	(730,008)

Total decrease	(1,072,399)

Member’s equity, beginning of year	2,769,981

Member’s equity, end of year	$1,697,582

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

The Master Fund and other separately formed Delaware limited liability companies (“Other Master Funds”), are investment vehicles available under the Galaxy Plus Managed Account Platform (the “Platform”). The Master Fund and the Platform are sponsored by New Hyde Park Alternative Funds, LLC (formerly known as Gemini Alternative Funds, LLC) (the “Sponsor” or “NHPAF”) as a means of making available, to qualified high net-worth individuals and institutional investors (including fund of hedge funds) (“Investors”), a variety of third-party professional managed futures and foreign exchange advisors (“Advisors”). The Trading Advisor is not affiliated with the Sponsor.

NHPAF was formed in October 2013 and its principal office is located in Wheaton, Illinois. NHPAF is registered with the U.S. Commodity Futures Trading Commission (CFTC) as a commodity pool operator and commodity trading advisor, and is a member of the National Futures Association (NFA).

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or other Master Funds. Galaxy Plus Fund – QIM Feeder Fund (526) (“LLC526”), a separated series of the Onshore Platform and Galaxy Plus Fund – QIM Offshore Feeder Fund (526) Segregated Portfolio (“SPC526”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2021, SPC526 had not yet commenced operations and LLC526 is the sole member.

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $1,518,449 is held in USD and a payable balance of $(30,165) in foreign currencies as of December 31, 2021, and are recorded in cash and restricted cash – margin balance on the statement of financial condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2021 included restricted cash for margin requirements of $813,285. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2021 included amounts due to the broker for unsettled trades of $0.

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

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the years ended December 31, 2018 through 2021, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the year, the Master Fund did not accrue any interest or penalties.

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

Galaxy Plus Fund – QIM Master Fund (526) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2021. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

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

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2021.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – QIM Master Fund (526) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2021. Presentation is gross – as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative contracts:
Futures contracts:
Currency	$35,116	$35,116	$-	$-
Energy	9,488	9,488	-	-
Index	24,591	24,591	-	-
Interest	19,485	19,485	-	-

Total investment assets at fair value	88,680	88,680	-	-

Liabilities:
Derivative contracts:
Futures contracts:
Currency	(56,246)	(56,246)	-	-
Energy	(1,380)	(1,380)	-	-
Index	(21,358)	(21,358)	-	-
Interest	(5,426)	(5,426)	-	-
Metals	(45,958)	(45,958)	-	-

Total investment liabilities at fair value	(130,368)	(130,368)	-	-

Total net investments at fair value	$(41,688)	$(41,688)	$-	$-

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2021.

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

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments. Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. As of December 31, 2021, the Master Fund had open futures contracts with the following notional values by sector:

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Energy	5	$305,370	Currency	69	$(7,298,937)
Index	59	5,380,688	Index	20	(1,950,315)
Interest	1	1,316,120	Interest	36	(5,113,303)
			Metals	13	(1,771,935)

During the year ended December 31, 2021, the Master Fund participated in 9,690 futures contract transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading Gain (Loss)*
Futures contracts:
Currency	$271,937
Energy	81,206
Index	144,234
Interest	(255,116)
Metals	(538,762)
Total futures contracts	(296,501)

Trading costs	(49,552)

Total net trading gain (loss)	$(346,053)

*	Includes both realized loss of $(314,688) and unrealized depreciation of $(31,365) and is located in net realized and unrealized gain (loss) on investments on the statement of operations. Amounts exclude foreign currency transactions and translation.

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

The following tables summarize the Master Fund’s netting arrangements:

Description	Gross Amounts of Recognized Assets (Liabilities)	Offset in the Statement of Financial Condition	Net Amount of Assets (Liabilities) in the Statement of Financial Condition

Futures	$(130,368)	$88,680	$(41,688)
Total	$(130,368)	$88,680	$(41,688)

	Net amount in the Statement of Financial Condition	Cash Collateral Received by Counterparty	Net Amount in the Statement of Financial Condition

Counterparty A	$(41,688)	$813,285	$771,597
Total	$(41,688)	$813,285	$771,597

Galaxy Plus Fund – QIM Master Fund (526) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 6. Related Parties

As of December 31, 2021 the Master Fund had $250,986 receivable from the Feeder Fund, as reflected in the Statement of Financial Condition. Generally, receivables and payables from/to Feeder Fund are a result of timing differences of cash movements related to capital activity at the Feeder Fund level.

Note 7. Financial Highlights

Financial highlights of the Master Fund for the year ended December 31, 2021 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	(13.58)%

Ratios to average member’s equity (B):
Net investment loss (C)	(0.07)%
Total expenses	0.07%

(A)	Total return is based on the change in average member’s equity during the period of a theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment loss ratios are computed based upon weighted-average member’s equity as a whole for the year ended December 31, 2021.

(C)	The net investment loss ratio excludes net realized and unrealized gains (losses) on investments.

Financial highlights are calculated for each member class taken as a whole. An individual member’s return and ratios may vary based on the timing of capital transactions. The negative total return would have been lower, and the net investment loss and total expense ratios would have been higher if the management, incentive fees, and sponsor fee, had been charged to the Master Fund instead of the Feeder Fund.

Note 8. Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 31, 2022, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – QIM Master Fund (526) LLC

(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of and for the year ended December 31, 2021, is accurate and complete.

/s/ David Young
David Young, President
New Hyde Park Alternative Funds, LLC — Sponsor
Galaxy Plus Fund – QIM Master Fund (526) LLC

Galaxy Plus Fund – Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2021

Independent Auditor’s Report

Managing Member

Galaxy Plus Fund LLC

Opinion

We have audited the financial statements of Galaxy Plus Fund — Aspect Master Fund (532) LLC (the Fund), which comprise the statement of financial condition as of December 31, 2021, the related statements of operations and changes in member’s equity for the year then ended, and the related notes to the financial statements.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2021, and the results of its operations and changes in member’s equity for the year then ended in accordance with accounting principles generally accepted in the United States of America.

Basis for Opinion

We conducted our audit in accordance with auditing standards generally accepted in the United States of America (GAAS). Our responsibilities under those standards are further described in the Auditor’s Responsibilities for the Audit of the Financial Statements section of our report. We are required to be independent of the Fund and to meet our other ethical responsibilities, in accordance with the relevant ethical requirements relating to our audit. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Responsibilities of Management for the Financial Statements

Management is responsible for the preparation and fair presentation of the financial statements in accordance with accounting principles generally accepted in the United States of America, and for the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

In preparing the financial statements, management is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Fund’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable).

Auditor’s Responsibilities for the Audit of the Financial Statements

Our objectives are to obtain reasonable assurance about whether the financial statements as a whole are free from material misstatement, whether due to fraud or error, and to issue an auditor’s report that includes our opinion. Reasonable assurance is a high level of assurance but is not absolute assurance and therefore is not a guarantee that an audit conducted in accordance with GAAS will always detect a material misstatement when it exists. The risk of not detecting a material misstatement resulting from fraud is higher than for one resulting from error, as fraud may involve collusion, forgery, intentional omissions, misrepresentations, or the override of internal control. Misstatements are considered material if there is a substantial likelihood that, individually or in the aggregate, they would influence the judgment made by a reasonable user based on the financial statements.

In performing an audit in accordance with GAAS, we:

●	Exercise professional judgment and maintain professional skepticism throughout the audit.

●	Identify and assess the risks of material misstatement of the financial statements, whether due to fraud or error, and design and perform audit procedures responsive to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.

●	Obtain an understanding of internal control relevant to the audit in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control. Accordingly, no such opinion is expressed.

●	Evaluate the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluate the overall presentation of the financial statements.

●	Conclude whether, in our judgment, there are conditions or events, considered in the aggregate, that raise substantial doubt about the Fund’s ability to continue as a going concern for a reasonable period of time.

We are required to communicate with those charged with governance regarding, among other matters, the planned scope and timing of the audit, significant audit findings, and certain internal control–related matters that we identified during the audit.

/s/ RSM US LLP

Denver, Colorado

March 31, 2022

Galaxy Plus Fund – Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Statement of Financial Condition

December 31, 2021

(Expressed in U.S. Dollars)

Assets
Equity in commodity trading accounts at clearing brokers:
Cash	$1,510,845
Restricted cash - margin balance	4,542,953
Investments in futures contracts at fair value (represents unrealized appreciation on open derivative contracts, net)	164,967
Receivable from Onshore Feeder Fund	154,544

Total assets	$6,373,309

Liabilities and Member’s Equity
Total liabilities	-
Member’s equity	6,373,309
Total liabilities and member’s equity	$6,373,309

See notes to financial statements.

Galaxy Plus Fund – Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Condensed Schedule of Investments

December 31, 2021

(Expressed in U.S. Dollars)

	Number of Contracts/Units	Fair Value	Percent of Member’s Equity
Long positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	51	$(7,450)	(0.12)%
Currency	57	46,064	0.72
Energy	26	72,063	1.13
Index	13	22,185	0.35
Interest	3	(9,500)	(0.15)
Metals	1	1,150	0.02
Foreign:
Futures contracts:
Energy	17	53,964	0.85
Index	97	123,397	1.94
Interest	8	(21,511)	(0.34)
Metals	22	45,982	0.72
Total long positions		326,344	5.12
Short positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	1	(1,490)	(0.02)
Currency	218	(61,612)	(0.97)
Interest	100	(32,597)	(0.51)
Metals	4	(15,880)	(0.25)
Foreign:
Futures contracts:
Agriculture	1	(311)	(0.00)
Index	116	7,489	0.12
Interest	66	(7,034)	(0.11)
Metals	9	(49,942)	(0.78)
Total short positions		(161,377)	(2.52)
Investments in futures contracts, at fair value		$164,967	2.60%

See notes to financial statements.

Galaxy Plus Fund – Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Statement of Operations

For the year ended December 31, 2021

(Expressed in U.S. Dollars)

Investment Income:
Interest income	$1,916
Net investment income	1,916
Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized gain from:
Derivative contracts[1]	1,885,812
Foreign currency transactions	1,569
1,887,381
Net increase (decrease) in unrealized appreciation on:
Derivative contracts	(706,874)
Translation of assets and liabilities denominated in foreign currencies	3,553
(703,321)
Net realized and unrealized gain on investments and foreign currency transactions	1,184,060
Net increase in member’s equity resulting from operations	$1,185,976

[l]	Includes trading costs

See notes to financial statements.

Galaxy Plus Fund – Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity

For the year ended December 31, 2021

(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment income	$1,916
Net realized gain (loss) from derivative contracts and foreign currency transactions	1,887,381
Net increase (decrease) in unrealized appreciation on derivative contracts and translation of assets and liabilities denominated in foreign currencies	(703,321)
Net increase in member’s equity resulting from operations	1,185,976
Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	1,501,462
Payments for redemptions of capital	(3,773,622)
Net decrease in member’s equity resulting from capital transactions	(2,272,160)
Total decrease	(1,086,184)
Member’s equity, beginning of year	7,459,493
Member’s equity, end of year	$6,373,309

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

The Master Fund and other separately formed Delaware limited liability companies (“Other Master Funds”), are investment vehicles available under the Galaxy Plus Managed Account Platform (the “Platform”). The Master Fund and the Platform are sponsored by New Hyde Park Alternative Funds, LLC (formerly known as Gemini Alternative Funds, LLC) (the “Sponsor” or “NHPAF”) as a means of making available, to qualified high net-worth individuals and institutional investors (including fund of hedge funds) (“Investors”), a variety of third-party professional managed futures and foreign exchange advisors (“Advisors”). The Trading Advisor is not affiliated with the Sponsor.

NHPAF was formed in October 2013 and its principal office is located in Wheaton, Illinois. NHPAF is registered with the U.S. Commodity Futures Trading Commission (CFTC) as a commodity pool operator and commodity trading advisor, and is a member of the National Futures Association (NFA).

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or other Master Funds. Galaxy Plus Fund – Aspect Feeder Fund (532) (“LLC532”), a separated series of the Onshore Platform and Galaxy Plus Fund – Aspect Offshore Feeder Fund (532) Segregated Portfolio (“SPC532”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2021, SPC532 had not commenced operations and LLC532 is the sole member.

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $6,025,266 is held in USD and a balance of $28,532 in foreign currencies as of December 31, 2021, and are recorded in cash and restricted cash – margin balance on the statement of financial condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2021 included restricted cash for margin requirements of $4,542,953. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2021 included amounts due to the broker for unsettled trades of $0.

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

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the years ended December 31, 2018 through 2021, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the year, the Master Fund did not accrue any interest or penalties.

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

Galaxy Plus Fund – Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2021. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

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

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2021.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2021. Presentation is gross — as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active Markets	Observable Inputs	Unobservable Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative contracts:
Futures contracts:
Agriculture	$31,917	$31,917	$-	$-
Currency	102,434	102,434	-	-
Energy	169,946	169,946	-	-
Index	178,136	178,136	-	-
Interest	12,360	12,360	-	-
Metals	56,591	56,591	-	-
Total investment assets at fair value	551,384	551,384	-	-
Liabilities:
Derivative contracts:
Futures contracts:
Agriculture	(41,169)	(41,169)	-	-
Currency	(117,981)	(117,981)	-	-
Energy	(43,920)	(43,920)	-	-
Index	(25,065)	(25,065)	-	-
Interest	(83,001)	(83,001)	-	-
Metals	(75,281)	(75,281)	-	-
Total investment liabilities at fair value	(386,417)	(386,417)	-	-
Total net investment at fair value	$164,967	$164,967	$-	$-

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2021.

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

Galaxy Plus Fund – Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments. Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. As of December 31, 2021, the Master Fund had open futures contracts with the following notional values by sector:

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Agriculture	51	$2,128,731	Agriculture	2	$(48,232)
Currency	57	5,823,791	Currency	218	(24,097,003)
Energy	43	3,194,648	Index	116	(24,199,935)
Index	110	11,092,082	Interest	166	(24,690,191)
Interest	11	4,024,964	Metals	13	(1,237,950)
Metals	23	2,275,857

During the year ended December 31, 2021, the Master Fund participated in 13,841 futures contract transactions.

Galaxy Plus Fund – Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Below is a summary of net trading gains and (losses) by investment type and industry:

Futures contracts:	Net Trading Gain (Loss)*
Agriculture	$286,312
Currency	(341,988)
Energy	908,218
Index	1,080,888
Interest	(1,006,485)
Metals	279,644
Total futures contracts	1,206,589
Trading costs	(27,651)
Total net trading gain (loss)	$1,178,938

*	Includes both realized gain of $1,885,812 and unrealized depreciation of $(706,874) and is located in net realized and unrealized gain (loss) on investments on the statement of operations. Amounts exclude foreign currency transactions and translation.

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

The following tables summarize the Master Fund’s netting arrangements:

	Gross Amounts	Offset in the	Net Amount of Assets (Liabilities)
	of Recognized	Statement of	in the Statement of
Description	Assets (Liabilities)	Financial Condition	Financial Condition
Futures	$551,384	$(386,417)	$164,967
Total	$551,384	$(386,417)	$164,967

	Net amount in	Cash Collateral	Net Amount
	the Statement of	Received by	in the Statement of
	Financial Condition	Counterparty	Financial Condition
Counterparty A	$164,967	$4,542,953	$4,707,920
Total	$164,967	$4,542,953	$4,707,920

Galaxy Plus Fund – Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 6. Related Parties

As of December 31, 2021, the Master Fund had $154,544 receivable from the Feeder Fund, as reflected in the Statement of Financial Condition. Generally, receivables and payables from/to the Feeder Fund are a result of timing differences of cash movements related to capital activity at the Feeder Fund level.

Note 7. Financial Highlights

Financial highlights of the Master Fund for the year ended December 31, 2021 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	15.79%

Ratios to average member’s equity (B):
Net investment income (C)	0.03%
Total expenses	-%

(A)	Total return is based on the change in average member’s equity during the period of a theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment income ratios are computed based upon weighted-average member’s equity as a whole for the year ended December 31, 2021.

(C)	The net investment income ratio excludes net realized and unrealized gains (losses) on investments.

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

Note 8. Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 31, 2022, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of and for the year ended December 31, 2021, is accurate and complete.

/s/ David Young
David Young, President

New Hyde Park Alternative Funds, LLC — Sponsor

Galaxy Plus Fund — Aspect Master Fund (532) LLC

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC

(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2021

Independent Auditor’s Report

Managing Member

Galaxy Plus Fund LLC

Opinion

We have audited the financial statements of Galaxy Plus Fund — Welton GDP Master Fund (538) LLC (the Fund), which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2021, the related statements of operations and changes in member’s equity for the year then ended, and the related notes to the financial statements.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2021, and the results of its operations and changes in member’s equity for the year then ended in accordance with accounting principles generally accepted in the United States of America.

Basis for Opinion

We conducted our audit in accordance with auditing standards generally accepted in the United States of America (GAAS). Our responsibilities under those standards are further described in the Auditor’s Responsibilities for the Audit of the Financial Statements section of our report. We are required to be independent of the Fund and to meet our other ethical responsibilities, in accordance with the relevant ethical requirements relating to our audit. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Responsibilities of Management for the Financial Statements

Management is responsible for the preparation and fair presentation of the financial statements in accordance with accounting principles generally accepted in the United States of America, and for the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

In preparing the financial statements, management is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Fund’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable).

Auditor’s Responsibilities for the Audit of the Financial Statements

Our objectives are to obtain reasonable assurance about whether the financial statements as a whole are free from material misstatement, whether due to fraud or error, and to issue an auditor’s report that includes our opinion. Reasonable assurance is a high level of assurance but is not absolute assurance and therefore is not a guarantee that an audit conducted in accordance with GAAS will always detect a material misstatement when it exists. The risk of not detecting a material misstatement resulting from fraud is higher than for one resulting from error, as fraud may involve collusion, forgery, intentional omissions, misrepresentations, or the override of internal control. Misstatements are considered material if there is a substantial likelihood that, individually or in the aggregate, they would influence the judgment made by a reasonable user based on the financial statements.

In performing an audit in accordance with GAAS, we:

●	Exercise professional judgment and maintain professional skepticism throughout the audit.

●	Identify and assess the risks of material misstatement of the financial statements, whether due to fraud or error, and design and perform audit procedures responsive to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.

●	Obtain an understanding of internal control relevant to the audit in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control. Accordingly, no such opinion is expressed.

●	Evaluate the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluate the overall presentation of the financial statements.

●	Conclude whether, in our judgment, there are conditions or events, considered in the aggregate, that raise substantial doubt about the Fund’s ability to continue as a going concern for a reasonable period of time.

We are required to communicate with those charged with governance regarding, among other matters, the planned scope and timing of the audit, significant audit findings, and certain internal control–related matters that we identified during the audit.

/s/ RSM US LLP

Denver, Colorado

March 31, 2022

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC
(A Delaware Limited Liability Company)

Statement of Financial Condition
December 31, 2021

(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$2,858,121
Restricted cash - margin balance	1,680,967
Investments in futures contracts at fair value (represents unrealized appreciation on open derivative contracts, net)	40,784
Receivable from Onshore Feeder Fund	36,805
Total assets	$4,616,677

Liabilities and Member’s Equity
Total liabilities	$-
Member’s equity	4,616,677
Total liabilities member’s equity	$4,616,677

See notes to financial statements.

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC
(A Delaware Limited Liability Company)

Condensed Schedule of Investments

December 31, 2021

(Expressed in U.S. Dollars)

	Number of		Percent of
	Contracts/ Units	Fair Value	Member’s Equity
Long positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	162	$(19,784)	(0.43)%
Currency	7	4,550	0.10
Energy	53	66,320	1.45
Index	20	65,884	1.43
Interest	30	(24,836)	(0.54)
Metals	8	3,678	0.08
Foreign:
Futures contracts:
Energy	10	(1,940)	(0.04)
Index	43	107,389	2.33
Interest	64	(84,093)	(1.82)
Metals	34	99,940	2.16
Total long positions		$217,108	4.72%

(Continued)

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC
(A Delaware Limited Liability Company)

Condensed Schedule of Investments (Continued)

December 31, 2021

(Expressed in U.S. Dollars)

	Number of		Percent of
	Contracts/ Units	Fair Value	Member’s Equity
Short positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	112	$17,333	0.38%
Currency	123	(55,383)	(1.20)
Energy	45	(49,472)	(1.07)
Interest	22	(889)	(0.02)
Metals	10	(15,953)	(0.35)
Foreign:
Futures contracts:
Agriculture	1	(1,180)	(0.03)
Energy	1	(1,580)	(0.03)
Index	10	(10,665)	(0.23)
Interest	16	6,794	0.15
Metals	15	(65,329)	(1.42)
Total short positions		(176,324)	(3.82)
Investments in futures contracts, at fair value		$40,784	0.90%

See notes to financial statements.

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC
(A Delaware Limited Liability Company)

Statement of Operations

For the year ended December 31, 2021

(Expressed in U.S. Dollars)

Expenses:
Interest expense	$22,822
Net investment loss	(22,822)
Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized gain (loss) from:
Derivative contracts[1]	3,352,089
Foreign currency transactions	(10,006)
3,342,083
Net increase (decrease) in unrealized appreciation on:
Derivative contracts	(416,481)
Translation of assets and liabilities denominated in foreign currencies	(1,977)
(418,458)
Net realized and unrealized gain on investments and foreign currency transactions	2,923,625
Net increase in member’s equity resulting from operations	$2,900,803

[1]	Includes trading costs

See notes to financial statements.

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC
(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity
For the year ended December 31, 2021
(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment loss	$(22,822)
Net realized gain (loss) from derivative contracts and foreign currency transactions	3,342,083
Net increase (decrease) in unrealized appreciation on derivative contracts and translation of assets and liabilities denominated in foreign currencies	(418,458)
Net increase in member’s equity resulting from operations	2,900,803
Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	569,417
Payments for redemptions of capital	(4,440,153)
Net decrease in member’s equity resulting from capital transactions	(3,870,736)
Total decrease	(969,933)
Member’s equity, beginning of year	5,586,610
Member’s equity, end of year	$4,616,677

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

The Master Fund and other separately formed Delaware limited liability companies (“Other Master Funds”), are investment vehicles available under the Galaxy Plus Managed Account Platform (the “Platform”). The Master Fund and the Platform are sponsored by New Hyde Park Alternative Funds, LLC (formerly known as Gemini Alternative Funds, LLC) (the “Sponsor” or “NHPAF”) as a means of making available, to qualified high net-worth individuals and institutional investors (including fund of hedge funds) (“Investors”), a variety of third-party professional managed futures and foreign exchange advisors (“Advisors”). The Trading Advisor is not affiliated with the Sponsor.

NHPAF was formed in October 2013 and its principal office is located in Wheaton, Illinois. NHPAF is registered with the U.S. Commodity Futures Trading Commission (CFTC) as a commodity pool operator and commodity trading advisor, and is a member of the National Futures Association (NFA).

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or other Master Funds. Galaxy Plus Fund – Welton GDP Feeder Fund (538W) (“LLC538W”), a separated series of the Onshore Platform and Galaxy Plus Fund – Welton GDP Offshore Feeder Fund (538W) Segregated Portfolio (“SPC538W”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2021, SPC538W had not yet commenced operations and LLC538W is the sole member.

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $4,539,087 is held in USD and a balance of $1 in foreign currencies as of December 31, 2021, and are recorded in cash and restricted cash – margin balance on the statement of financial condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2021 included restricted cash for margin requirements of $1,680,967. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2021 included amounts due to the broker for unsettled trades of $0.

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

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the years ended December 31, 2018 through 2021, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the year, the Master Fund did not accrue any interest or penalties.

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

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2021. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

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

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2021.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2021. Presentation is gross – as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative contracts:
Futures contracts:
Agriculture	$142,355	$142,355	$-	$-
Currency	57,256	57,256	-	-
Energy	134,007	134,007	-	-
Index	183,681	183,681	-	-
Interest	15,389	15,389	-	-
Metals	121,387	121,387	-	-
Total investment assets at fair value	654,075	654,075	-	-
Liabilities:
Derivative contracts:
Futures contracts:
Agriculture	(145,986)	(145,986)	-	-
Currency	(108,089)	(108,089)	-	-
Energy	(120,679)	(120,679)	-	-
Index	(21,073)	(21,073)	-	-
Interest	(118,413)	(118,413)	-	-
Metals	(99,051)	(99,051)	-	-
Total investment liabilities at fair value	(613,291)	(613,291)	-	-
Total net investments at fair value	$40,784	$40,784	$-	$-

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 4.	Derivative Financial Instruments

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2021.

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

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures and forward contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments.  Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. As of December 31, 2021, the Master Fund had open futures contracts with the following notional values by sector:

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Agriculture	162	$6,089,990	Agriculture	113	$(3,866,899)
Currency	7	168,910	Currency	123	(13,291,736)
Energy	63	4,555,982	Energy	46	(2,855,954)
Index	63	9,284,534	Index	10	(1,017,098)
Interest	94	13,639,702	Interest	38	(10,739,105)
Metals	42	4,319,429	Metals	25	(2,726,289)

During the year ended December 31, 2021, the Master Fund participated in 18,245 futures contract transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading Gain (Loss)*
Futures contracts:
Agriculture	$751,933
Currency	(105,833)
Energy	1,529,702
Index	1,506,630
Interest	(735,893)
Metals	111,020
Total futures contracts	3,057,559
Trading costs	(121,951)
Total net trading gain (loss)	$2,935,608

*	Includes both realized gain of $3,352,089 and unrealized depreciation of $(416,481) and is located in net realized and unrealized gain (loss) on investments on the statement of operations. Amounts exclude foreign currency transactions and translation.

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 5.	Balance Sheet Offsetting

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

The following tables summarize the Master Fund’s netting arrangements:

			Net Amount of
	Gross Amounts	Offset in the	Assets (Liabilities)
	of Recognized	Statement of	in the Statement of
Description	Assets (Liabilities)	Financial Condition	Financial Condition
Futures	$654,075	$(613,291)	$40,784
Total	$654,075	$(613,291)	$40,784

	Net amount		Net Amount
	in the Statement of	Cash Collateral	in the Statement of
	Financial Condition	Received by Counterparty	Financial Condition
Counterparty A	$40,784	$1,680,967	$1,721,751
Total	$40,784	$1,680,967	$1,721,751

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 6.	Related Parties

As of December 31, 2021, the Master Fund had $36,805 receivable from the Feeder Fund, as reflected in the Statement of Financial Condition. Generally, receivables and payables from/to Feeder Fund are a result of timing differences of cash movements related to capital activity at the Feeder Fund level.

Note 7.	Financial Highlights

Financial highlights of the Master Fund for the year ended December 31, 2021 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	60.28%
Ratios to average member’s equity (B):
Net investment loss (C)	(0.39)%
Total expenses	0.39%

(A)	Total return is based on the change in average member’s equity during the period of a theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment loss ratios are computed based upon weighted-average member’s equity as a whole for the year ended December 31, 2021.

(C)	The net investment loss ratio excludes net realized and unrealized gains (losses) on investments.

Financial highlights are calculated for each member class taken as a whole. An individual member’s return and ratios may vary based on the timing of capital transactions.  The total return would have been lower, and net investment loss and total expense ratios would have been higher if the management, incentive fees, and sponsor fees, had been charged to the Master Fund instead of the Feeder Fund.

Note 8.	Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 31, 2022, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC

(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of and for the year ended December 31, 2021, is accurate and complete.

/s/ David Young
David Young, President

New Hyde Park Alternative Funds, LLC — Sponsor

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC

Galaxy Plus Fund – JL Cyril Systematic Master Fund (547) LLC

(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2021

Independent Auditor’s Report

Managing Member

Galaxy Plus Fund LLC

Opinion

We have audited the financial statements of Galaxy Plus Fund — JL Cyril Systematic Master Fund (547) LLC (the Fund), which comprise the statement of financial condition as of December 31, 2021, the related statements of operations and changes in member’s equity for the year then ended, and the related notes to the financial statements.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2021, and the results of its operations and changes in member’s equity for the year then ended in accordance with accounting principles generally accepted in the United States of America.

Basis for Opinion

We conducted our audit in accordance with auditing standards generally accepted in the United States of America (GAAS). Our responsibilities under those standards are further described in the Auditor’s Responsibilities for the Audit of the Financial Statements section of our report. We are required to be independent of the Fund and to meet our other ethical responsibilities, in accordance with the relevant ethical requirements relating to our audit. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Emphasis of Matter Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Fund will continue as a going concern. As discussed in Note 1 to the financial statements, the Fund’s investor redeemed all of its investment in the Fund in January 2022 which raises substantial doubt about the Fund’s ability to continue as a going concern. Management’s plans with regard to this matter are also descried in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Responsibilities of Management for the Financial Statements

Management is responsible for the preparation and fair presentation of the financial statements in accordance with accounting principles generally accepted in the United States of America, and for the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

In preparing the financial statements, management is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Fund’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable).

Auditor’s Responsibilities for the Audit of the Financial Statements

Our objectives are to obtain reasonable assurance about whether the financial statements as a whole are free from material misstatement, whether due to fraud or error, and to issue an auditor’s report that includes our opinion. Reasonable assurance is a high level of assurance but is not absolute assurance and therefore is not a guarantee that an audit conducted in accordance with GAAS will always detect a material misstatement when it exists. The risk of not detecting a material misstatement resulting from fraud is higher than for one resulting from error, as fraud may involve collusion, forgery, intentional omissions, misrepresentations, or the override of internal control. Misstatements are considered material if there is a substantial likelihood that, individually or in the aggregate, they would influence the judgment made by a reasonable user based on the financial statements.

In performing an audit in accordance with GAAS, we:

●	Exercise professional judgment and maintain professional skepticism throughout the audit.

●	Identify and assess the risks of material misstatement of the financial statements, whether due to fraud or error, and design and perform audit procedures responsive to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.

●	Obtain an understanding of internal control relevant to the audit in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control. Accordingly, no such opinion is expressed.

●	Evaluate the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluate the overall presentation of the financial statements.

●	Conclude whether, in our judgment, there are conditions or events, considered in the aggregate, that raise substantial doubt about the Fund’s ability to continue as a going concern for a reasonable period of time.

We are required to communicate with those charged with governance regarding, among other matters, the planned scope and timing of the audit, significant audit findings, and certain internal control–related matters that we identified during the audit.

/s/ RSM US LLP

Denver, Colorado

March 31, 2022

Galaxy Plus Fund – JL Cyril Systematic Master Fund (547) LLC
(A Delaware Limited Liability Company)

Statement of Financial Condition

December 31, 2021

(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$198,853
Receivable from Onshore Feeder Fund	2,238,343
Total assets	$2,437,196
Liabilities and Member’s Equity

Liabilities
Accrued trading costs	$2,000
Total liabilities	2,000
Member’s equity	2,435,196
Total liabilities and member’s equity	$2,437,196

See notes to financial statements.

Galaxy Plus Fund – JL Cyril Systematic Master Fund (547) LLC
(A Delaware Limited Liability Company)

Statement of Operations

For the year ended December 31, 2021

(Expressed in U.S. Dollars)

Investment Expenses:
Interest expense	$169
Total expenses	169
Net investment loss	$(169)
Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized gain (loss) from:
Derivative contracts[1]	24,931
Foreign currency transactions	(1,953)
22,978
Net increase (decrease) in unrealized appreciation on:
Derivative contracts	$(307,532)
Translation of assets and liabilities denominated in foreign currencies	44
(307,488)
Net realized and unrealized loss on investments and foreign currency transactions
(284,510)
Net decrease in member’s equity resulting from operations	$(284,679)

[1]	Includes trading costs

See notes to financial statements.

Galaxy Plus Fund – JL Cyril Systematic Master Fund (547) LLC
(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity

For the year ended December 31, 2021

(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment loss	$(169)
Net realized gain (loss) from derivative contracts and foreign currency transactions	22,978
Net increase (decrease) in unrealized appreciation on derivative contracts and translation of assets and liabilities denominated in foreign currencies	(307,488)

Net decrease in member’s equity resulting from operations	(284,679)

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	395,194
Payments for redemptions of capital	(1,471,453)

Net decrease in member’s equity resulting from capital transactions	(1,076,259)

Total decrease	(1,360,938)

Member’s equity, beginning of year	3,796,134

Member’s equity, end of year	$2,435,196

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

The Master Fund and other separately formed Delaware limited liability companies (“Other Master Funds”), are investment vehicles available under the Galaxy Plus Managed Account Platform (the “Platform”). The Master Fund and the Platform are sponsored by New Hyde Park Alternative Funds, LLC (formerly known as Gemini Alternative Funds, LLC) (the “Sponsor” or “NHPAF”) as a means of making available, to qualified high net-worth individuals and institutional investors (including fund of hedge funds) (“Investors”), a variety of third-party professional managed futures and foreign exchange advisors (“Advisors”). The Trading Advisor is not affiliated with the Sponsor.

NHPAF was formed in October 2013 and its principal office is located in Wheaton, Illinois. NHPAF is registered with the U.S. Commodity Futures Trading Commission (CFTC) as a commodity pool operator and commodity trading advisor, and is a member of the National Futures Association (NFA).

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or other Master Funds. Galaxy Plus Fund – JL Cyril Systemic Feeder Fund (547) (“LLC547”), a separated series of the Onshore Platform and Galaxy Plus Fund – JL Cyril Systemic Offshore Feeder Fund (547) Segregated Portfolio (“SPC547”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2021, SPC547 had not commenced operations and LLC547 is the sole member.

Effective January 1, 2022, LLC547 redeemed its equity from the Master Fund raising substantial doubt that the Master Fund will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Sponsor has elected to keep the Master Fund open and plans to find new seed capital so that trading can recommence. As a result, and based on the fact that a formal liquidation plan has not been adopted by the Sponsor, the Master Fund has not adopted the liquidation basis of accounting under FASB ASC 205-30 Presentation of Financial Statements-Liquidation Basis of Accounting.

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $198,853 is held in USD as of December 31, 2021, and are recorded in cash and restricted cash – margin balance on the statement of financial condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2021 included restricted cash for margin requirements of $0. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2021 included amounts due to the broker for unsettled trades of $0.

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

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the years ended December 31, 2020 and 2021, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the year, the Master Fund did not accrue any interest or penalties.

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

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2021. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

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

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2021.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments. At December 31, 2021, the Master Fund held no investments.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2021.

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

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments.  Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. As of December 31, 2021, the Master Fund had no open derivative contracts or related open notional balances.

During the year ended December 31, 2021, the Master Fund participated in 7,140 futures contract transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading Gain (Loss)*
Futures contracts:
Currency	$26,532
Index	227,977
Interest	(500,111)
Total futures	(245,602)
Trading costs	(36,999)
Total net trading gain (loss)	$(282,601)

*	Includes both realized gain of $24,931 and unrealized depreciation of $(307,532) and is located in net realized and unrealized gain (loss) on investments on the statement of operations. Amounts exclude foreign currency transactions and translation.

Galaxy Plus Fund – JL Cyril Systematic Master Fund (547) LLC
(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 5. Related Parties

As of December 31, 2021, the Master Fund had $2,238,343 receivable from the Feeder Fund, as reflected in the Statement of Financial Condition. Generally, receivables and payables from/to Feeder Fund are a result of timing differences of cash movements related to capital activity at the Feeder Fund level.

Note 6. Financial Highlights

Financial highlights of the Master Fund for the year ended December 31, 2021 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	(4.83)%
Ratios to average member’s equity (B):
Net investment loss (C)	(0.01)%
Total expenses	0.01%

(A)	Total return is based on the change in average member’s equity during the period of a theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment loss ratios are computed based upon weighted-average member’s equity as a whole for the year ended December 31, 2021.

(C)	The net investment loss ratio excludes net realized and unrealized gains (losses) on investments.

Financial highlights are calculated for each member class taken as a whole. An individual member’s return and ratios may vary based on the timing of capital transactions.  The negative total return and net investment loss ratios would have been lower, and the total expense ratio would have been higher if the management, incentive fees, and sponsor fees, had been charged to the Master instead of the Feeder Fund.

Note 7. Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 31, 2022, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – JL Cyril Systematic Master Fund (547) LLC

(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of and for the year ended December 31, 2021, is accurate and complete.

/s/ David Young
David Young, President

New Hyde Park Alternative Funds, LLC — Sponsor

Galaxy Plus Fund – JL Cyril Systematic Master Fund (547) LLC

Galaxy Plus Fund – Volt Diversified Alpha Master Fund (550) LLC

(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2021

Independent Auditor’s Report

Managing Member

Galaxy Plus Fund LLC

Opinion

We have audited the financial statements of Galaxy Plus Fund — Volt Diversified Alpha Master Fund (550) LLC (the Fund), which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2021, the related statements of operations and changes in member’s equity for the year then ended, and the related notes to the financial statements.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2021, and the results of its operations and changes in member’s equity for the year then ended in accordance with accounting principles generally accepted in the United States of America.

Basis for Opinion

We conducted our audit in accordance with auditing standards generally accepted in the United States of America (GAAS). Our responsibilities under those standards are further described in the Auditor’s Responsibilities for the Audit of the Financial Statements section of our report. We are required to be independent of the Fund and to meet our other ethical responsibilities, in accordance with the relevant ethical requirements relating to our audit. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Responsibilities of Management for the Financial Statements

Management is responsible for the preparation and fair presentation of the financial statements in accordance with accounting principles generally accepted in the United States of America, and for the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

In preparing the financial statements, management is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Fund’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable).

Auditor’s Responsibilities for the Audit of the Financial Statements

Our objectives are to obtain reasonable assurance about whether the financial statements as a whole are free from material misstatement, whether due to fraud or error, and to issue an auditor’s report that includes our opinion. Reasonable assurance is a high level of assurance but is not absolute assurance and therefore is not a guarantee that an audit conducted in accordance with GAAS will always detect a material misstatement when it exists. The risk of not detecting a material misstatement resulting from fraud is higher than for one resulting from error, as fraud may involve collusion, forgery, intentional omissions, misrepresentations, or the override of internal control. Misstatements are considered material if there is a substantial likelihood that, individually or in the aggregate, they would influence the judgment made by a reasonable user based on the financial statements.

In performing an audit in accordance with GAAS, we:

●	Exercise professional judgment and maintain professional skepticism throughout the audit.

●	Identify and assess the risks of material misstatement of the financial statements, whether due to fraud or error, and design and perform audit procedures responsive to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.

●	Obtain an understanding of internal control relevant to the audit in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control. Accordingly, no such opinion is expressed.

●	Evaluate the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluate the overall presentation of the financial statements.

●	Conclude whether, in our judgment, there are conditions or events, considered in the aggregate, that raise substantial doubt about the Fund’s ability to continue as a going concern for a reasonable period of time.

We are required to communicate with those charged with governance regarding, among other matters, the planned scope and timing of the audit, significant audit findings, and certain internal control–related matters that we identified during the audit.

/s/ RSM US LLP

Denver, Colorado

March 31, 2022

Galaxy Plus Fund – Volt Diversified Alpha Master Fund (550) LLC

(A Delaware Limited Liability Company)

Statement of Financial Condition

December 31, 2021

(Expressed in U.S. Dollars)

Assets
Equity in commodity trading accounts at clearing brokers:
Cash	$716,174
Restricted cash - margin balance	998,451
Receivable from Onshore Feeder Fund	427,024

Total assets	$2,141,649

Liabilities and Member’s Equity

Liabilities
Deficit in in commodity trading accounts at clearing brokers:
Investments in futures contracts at fair value (represents unrealized depreciation on open derivative contracts, net)	$29,059

Total liabilities	29,059

Member’s equity	2,112,590

Total liabilities and member’s equity	$2,141,649

See notes to financial statements.

Galaxy Plus Fund – Volt Diversified Alpha Master Fund (550) LLC

(A Delaware Limited Liability Company)

Condensed Schedule of Investments

December 31, 2021

(Expressed in U.S. Dollars)

	Number of		Percent of
	Contracts/ Units	Fair Value	Member’s Equity

Long positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	35	$(2,083)	(0.10)%
Currency	24	6,871	0.33
Energy	3	(617)	(0.03)
Index	6	12,700	0.60
Interest	19	(10,398)	(0.49)
Metals	37	1,523	0.07
Foreign:
Futures contracts:
Agriculture	3	(50)	(0.00)
Energy	4	(3,250)	(0.15)
Index	17	38,891	1.84
Interest	30	(71,324)	(3.38)

Total long positions		(27,737)	(1.31)

Short positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	77	(9,848)	(0.47)
Currency	93	7,691	0.37
Foreign:
Futures contracts:
Interest	6	835	0.04

Total short positions		(1,322)	(0.06)

Investments in futures contracts, at fair value		$(29,059)	(1.37)%

See notes to financial statements.

Galaxy Plus Fund – Volt Diversified Alpha Master Fund (550) LLC

(A Delaware Limited Liability Company)

Statement of Operations

For the year ended December 31, 2021

(Expressed in U.S. Dollars)

Interest expense	$146

Total Expenses:	146

Net investment loss	(146)
Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized gain from:
Derivative contracts[1]	97,503
Foreign currency transactions	5,006

102,509
Net change in unrealized appreciation on:

Derivative contracts	$(146,200)
Translation of assets and liabilities denominated in foreign currencies	(2)

(146,202)

Net realized and unrealized loss on investments and foreign currency transactions	(43,693)

Net decrease in member’s equity resulting from operations	$(43,839)

[1]	Includes trading costs

See notes to financial statements.

Galaxy Plus Fund – Volt Diversified Alpha Master Fund (550) LLC

(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity

For the year ended December 31, 2021

(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment loss	$(146)
Net realized gain (loss) from derivative contracts and foreign currency transactions	102,509
Net change in unrealized depreciation on derivative contracts	(146,202)

Net decrease in member’s equity resulting from operations	(43,839)

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	1,616,546
Payments for redemptions of capital	(390,777)

Net increase in member’s equity resulting from capital transactions	1,225,769

Total increase	1,181,930

Member’s equity, beginning of year	930,660

Member’s equity, end of year	$2,112,590

See notes to financial statements.

Galaxy Plus Fund – Volt Diversified Alpha Master Fund (550) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 1. Organization and Structure

Galaxy Plus Fund – Volt Diversified Alpha Master Fund (550) LLC (the “Master Fund”) was formed in Delaware as a limited liability company on September 9, 2020 and commenced operations on November 11, 2020. The Master Fund was created to serve as the trading entity managed by Volt Capital Management AB (the “Trading Advisor”) pursuant to its Volt Program (the “Program”). The Program is a diversified, systematic approach that uses machine learning on a portfolio of diversified, liquid financial and commodities futures contracts.

The Master Fund and other separately formed Delaware limited liability companies (“Other Master Funds”), are investment vehicles available under the Galaxy Plus Managed Account Platform (the “Platform”). The Master Fund and the Platform are sponsored by New Hyde Park Alternative Funds, LLC (formerly known as Gemini Alternative Funds, LLC) (the “Sponsor” or “NHPAF”) as a means of making available, to qualified high net-worth individuals and institutional investors (including fund of hedge funds) (“Investors”), a variety of third-party professional managed futures and foreign exchange advisors (“Advisors”). The Trading Advisor is not affiliated with the Sponsor.

NHPAF was formed in October 2013 and its principal office is located in Wheaton, Illinois. NHPAF is registered with the U.S. Commodity Futures Trading Commission (CFTC) as a commodity pool operator and commodity trading advisor, and is a member of the National Futures Association (NFA).

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or other Master Funds. Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) (“LLC550”), a separated series of the Onshore Platform and Galaxy Plus Fund – Volt Diversified Alpha Offshore Feeder Fund (550) Segregated Portfolio (“SPC550”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2021, SPC550 had not commenced operations and LLC550 is the sole member.

LLC550 and SPC550 are collectively hereafter referred to as the “Feeder Funds”.

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

Galaxy Plus Fund – Volt Diversified Alpha Master Fund (550) LLC

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $1,715,360 is held in USD and a payable balance of ($735) in foreign currencies as of December 31, 2021, and are recorded in cash and restricted cash – margin balance on the statement of financial condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2021 included restricted cash for margin requirements of $998,451. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2021 included amounts due to the broker for unsettled trades of $0.

Offsetting of amounts related to certain contracts:  When the requirements are met, the Master Fund offsets certain fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement (see Note 5).

Galaxy Plus Fund – Volt Diversified Alpha Master Fund (550) LLC

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

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the years ended December 31, 2020 and 2021, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the year, the Master Fund did not accrue any interest or penalties.

Galaxy Plus Fund – Volt Diversified Alpha Master Fund (550) LLC

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

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2021. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

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

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2021.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – Volt Diversified Alpha Master Fund (550) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2021. Presentation is gross – as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative contracts:
Futures contracts:
Agriculture	$19,521	$19,521	$-	$-
Currency	55,095	55,095	-	-
Energy	2,310	2,310	-	-
Index	53,963	53,963	-	-
Interest	1,782	1,782	-	-
Metals	22,708	22,708	-	-

Total investment assets at fair value	155,379	155,379	-	-

Liabilities:
Derivative contracts:
Futures contracts:
Agriculture	(31,502)	(31,502)	-	-
Currency	(40,533)	(40,533)	-	-
Energy	(6,177)	(6,177)	-	-
Index	(2,372)	(2,372)	-	-
Interest	(82,669)	(82,669)	-	-
Metals	(21,185)	(21,185)	-	-

Total investment liabilities at fair value	(184,438)	(184,438)	-	-

Total net investments at fair value	$(29,059)	$(29,059)	$-	$-

Galaxy Plus Fund – Volt Diversified Alpha Master Fund (550) LLC

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2021.

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

Galaxy Plus Fund – Volt Diversified Alpha Master Fund (550) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

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

As of December 31, 2021, the Master Fund had open futures contracts with the following notional values by sector:

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Agriculture	38	$1,503,930	Agriculture	77	$(2,678,337)
Currency	24	1,696,756	Currency	93	(8,358,053)
Energy	7	548,921	Interest	6	(902,302)
Index	23	4,678,571
Interest	49	8,628,734
Metals	37	3,283,183

During the year ended December 31, 2021, the Master Fund participated in 16,149 futures contract transactions.

Galaxy Plus Fund – Volt Diversified Alpha Master Fund (550) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading Gain (Loss)*
Futures contracts:
Agriculture	$453,877
Currency	(229,426)
Energy	443,447
Index	(66,300)
Interest	(555,062)
Metals	(46,693)
Total futures contracts	(157)
Trading costs	(48,542)
Total net trading gain (loss)	$(48,699)

*	Includes both realized gain of $97,503 and unrealized depreciation of $(146,202) and is located in net realized and unrealized gain (loss) on investments on the statement of operations. Amounts exclude foreign currency transactions and translation.

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

Galaxy Plus Fund – Volt Diversified Alpha Master Fund (550) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

The following tables summarize the Master Fund’s netting arrangements:

Description	Gross Amounts of Recognized Assets (Liabilities)	Offset in the Statement of Financial Condition	Net Amount of Assets (Liabilities) in the Statement of Financial Condition

Futures	$(184,438)	$155,379	$(29,059)
Total	$(184,438)	$155,379	$(29,059)

	Net amount in the Statement of Financial Condition	Cash Collateral Received by Counterparty	Net Amount in the Statement of Financial Condition

Counterparty A	$(29,059)	$998,451	$969,392
Total	$(29,059)	$998,451	$969,392

Note 6. Related Parties

As of December 31, 2021 the Master Fund had $427,024 receivable from the Feeder Fund, as reflected in the Statement of Financial Condition. Generally, receivables and payables from/to Feeder Fund are a result of timing differences of cash movements related to capital activity at the Feeder Fund level.

Galaxy Plus Fund – Volt Diversified Alpha Master Fund (550) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 7. Financial Highlights

Financial highlights of the Master Fund for the year ended December 31, 2021 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	(1.30)%
Ratios to average member’s equity (B):
Net investment loss (C)	(0.01)%
Total expenses	0.01%

(A)	Total return is based on the change in average member's equity during the period of a theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment loss ratios are computed based upon weighted-average member's equity as a whole for the year ended December 31, 2021.

(C)	The net investment loss ratio excludes net realized and unrealized gains (losses) on investments.

Financial highlights are calculated for each member class taken as a whole. An individual member’s return and ratios may vary based on the timing of capital transactions.  The negative total return would have been lower, and the net investment loss and total expense ratios would have been higher if the management, incentive fees, and sponsor fees, had been charged to the Master Fund instead of the Feeder Fund.

Note 8. Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 31, 2022, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – Volt Diversified Alpha Master Fund (550) LLC

(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of and for the year ended December 31, 2021, is accurate and complete.

/s/ David Young
David Young, President
New Hyde Park Alternative Funds, LLC — Sponsor
Galaxy Plus Fund – Volt Diversified Alpha Master Fund (550) LLC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Funds
(Registrant)

Date: April 15, 2022	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: April 15, 2022	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Balanced Fund,
a Series of Frontier Funds
(Registrant)

Date: April 15, 2022	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: April 15, 2022	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Heritage Fund,
a Series of Frontier Funds
(Registrant)

Date: April 15, 2022	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: April 15, 2022	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Global Fund,
a Series of Frontier Funds
(Registrant)

Date: April 15, 2022	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: April 15, 2022	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Select Fund,
a Series of Frontier Funds (Registrant)

Date: April 15, 2022	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: April 15, 2022	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Long Short Commodity Fund,
a Series of Frontier Funds (Registrant)

Date: April 15, 2022	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: April 15, 2022	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Diversified Fund,
a Series of Frontier Funds (Registrant)

Date: April 15, 2022	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: April 15, 2022	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Masters Fund,
a Series of Frontier Funds (Registrant)

Date: April 15, 2022	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: April 15, 2022	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds