Form 10-Q
period 2022-03-31
Frontier Funds; Frontier Heritage Fund; Frontier Masters Fund; Frontier Select Fund; Frontier Long/Short Commodity Fund; Frontier Diversified Fund; Frontier Balanced Fund; Frontier Global Fund
filed 2022-05-16
CIK 1261379, 1389123, 1450722, 1389125, 1389128, 1450720, 1389122, 1389124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

The Frontier Funds’ units of beneficial interest are not traded on any market and, accordingly, do not have an aggregate market value. Units outstanding as of May 16, 2022 were: 34,250 for the Frontier Diversified Fund, 13,942 for the Frontier Long/Short Commodity Fund, 8,207 for the Frontier Masters Fund, 97,746 for the Frontier Balanced Fund, 21,300 for the Frontier Select Fund, 15,614 for the Frontier Global Fund and 20,291 for the Frontier Heritage Fund.

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF MARCH 31, 2022, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

ii

PART I. FINANCIAL INFORMATION

Item 1.	Series Financial Statements

The Series of Frontier Funds

Statements of Financial Condition

March 31, 2022 (Unaudited) and December 31, 2021

	Frontier		Frontier		Frontier
	Diversified Fund		Masters Fund		Long/Short Commodity Fund
	3/31/2022	12/31/2021	3/31/2022	12/31/2021	3/31/2022	12/31/2021
ASSETS
Cash and cash equivalents	$91,947	$165,491	$41,036	$76,703	$43,661	$40,528
U.S. Treasury securities, at fair value	133,419	33,274	59,546	15,422	63,354	8,148
Investments in private investment companies, at fair value	3,381,725	2,838,658	694,512	638,376	1,368,481	1,209,022
Investments in unconsolidated trading companies, at fair value	22,707	30,788	10,134	14,270	10,783	7,541
Interest receivable	999	717	446	332	475	176
Redemptions receivable from private investment companies	-	-	-	-	711	-

Total Assets	$3,630,797	$3,068,928	$805,674	$745,103	$1,487,465	$1,265,415

LIABILITIES & CAPITAL

LIABILITIES
Interest payable to Managing Owner	$-	$-	$-	$-	$43	$32
Redemptions payable	277	-	8,689	-	-	20,299
Service fees payable to Managing Owner	96	83	43	43	22	19
Trading fees payable to Managing Owner	10,172	9,217	4,298	3,882	2,882	3,407
Subscriptions in advance for service fee rebates	22,650	22,650	31,725	31,725	393	393
Other liabilities	1,794	3,838	800	1,779	851	941

Total Liabilities	$34,989	$35,788	$45,555	$37,429	$4,191	$25,091

CAPITAL
Managing Owner - Class 2	9,535	7,870	5,197	3,781	4,524	4,121
Managing Owner - Class 2a	-	-	-	-	9,546	7,619
Managing Owner - Class 3	26,874	22,677	4,459	3,933	-	-
Managing Owner - Class 3a	-	-	-	-	1,398	1,116
Limited Owner - Class 2	452,718	373,647	200,716	194,618	26,380	21,045
Limited Owner - Class 2a	-	-	-	-	95,520	76,239
Limited Owner - Class 3	3,106,681	2,628,946	549,747	505,342	1,086,238	923,058
Limited Owner - Class 3a	-	-	-	-	259,668	207,126

Total Owners’ Capital	3,595,808	3,033,140	760,119	707,674	1,483,274	1,240,324

Non-Controlling Interests	-	-	-	-	-	-

Total Capital	3,595,808	3,033,140	760,119	707,674	1,483,274	1,240,324

Total Liabilities and Capital	$3,630,797	$3,068,928	$805,674	$745,103	$1,487,465	$1,265,415

Units Outstanding
Class 2	4,288	4,288	2,135	2,828	274	280
Class 2a	N/A	N/A	N/A	N/A	1,428	1,428
Class 3	30,932	31,733	6,092	7,699	9,181	9,780
Class 3a	N/A	N/A	N/A	N/A	3,351	3,351

Net Asset Value per Unit
Class 2	$107.81	$88.98	$96.44	$70.17	$112.78	$89.97
Class 2a	N/A	N/A	N/A	N/A	$73.60	$58.75
Class 3	$101.30	$83.56	$90.98	$66.15	$118.31	$94.38
Class 3a	N/A	N/A	N/A	N/A	$77.92	$62.16

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Financial Condition

March 31, 2022 (Unaudited) and December 31, 2021

	Frontier Balanced Fund		Frontier Select Fund
	3/31/2022	12/31/2021	3/31/2022	12/31/2021
ASSETS
Cash and cash equivalents	$431,827	$188,010	$42,005	$51,140
U.S. Treasury securities, at fair value	626,597	37,801	60,950	10,282
Open trade equity, at fair value	-	14,836	-	-
Receivable from futures commission merchants	234,445	818,362	-	-
Investments in private investment companies, at fair value	10,905,026	8,928,481	1,739,617	1,374,376
Investments in unconsolidated trading companies, at fair value	106,643	34,977	10,373	9,514
Interest receivable	4,694	815	457	222
Redemptions receivable from private investment companies	3,894	-	339	-

Total Assets	$12,313,126	$10,023,282	$1,853,741	$1,445,534

LIABILITIES & CAPITAL

LIABILITIES
Redemptions payable	$-	$20,382	$-	$-
Incentive fees payable to Managing Owner	76,963	54,702	-	-
Management fees payable to Managing Owner	1,601	1,431	-	-
Interest payable to Managing Owner	953	957	237	196
Service fees payable to Managing Owner	20,814	18,314	4,272	3,524
Trading fees payable to Managing Owner	36,890	32,970	4,299	3,682
Risk analysis fees payable	11,701	10,380	-	-
Subscriptions in advance for service fee rebates	374,556	369,341	21,287	21,076
Other liabilities	14,310	5,772	1,159	1,186

Total Liabilities	537,788	514,249	31,254	29,664

CAPITAL
Managing Owner - Class 2	56,067	43,148	18,665	14,981
Managing Owner - Class 2a	66,671	56,328	-	-
Limited Owner - Class 1	9,141,503	7,471,841	1,721,629	1,334,518
Limited Owner - Class 1AP	85,797	66,027	13,626	10,259
Limited Owner - Class 2	1,929,116	1,489,930	68,567	56,112
Limited Owner - Class 3a	496,184	381,759	-	-

Total Owners’ Capital	11,775,338	9,509,033	1,822,487	1,415,870

Non-Controlling Interests	-	-	-	-

Total Capital	11,775,338	9,509,033	1,822,487	1,415,870

Total Liabilities and Capital	$12,313,126	$10,023,282	$1,853,741	$1,445,534

Units Outstanding
Class 1	85,575	90,219	20,598	21,051
Class 1AP	639	639	129	129
Class 2	10,959	10,998	625	677
Class 2a	424	466	N/A	N/A
Class 3a	3,166	3,166	N/A	N/A

Net Asset Value per Unit
Class 1	$106.82	$82.82	$83.58	$63.39
Class 1AP	$134.33	$103.38	$105.20	$79.21
Class 2	$181.14	$139.40	$139.61	$105.10
Class 2a	$157.24	$120.98	N/A	N/A
Class 3a	$156.71	$120.57	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Financial Condition

March 31, 2022 (Unaudited) and December 31, 2021

	Frontier Global Fund		Frontier Heritage Fund
	3/31/2022	12/31/2021	3/31/2022	12/31/2021
ASSETS
Cash and cash equivalents	$69,369	$128,021	$79,583	$48,839
U.S. Treasury securities, at fair value	100,657	25,740	115,478	9,820
Investments in private investment companies, at fair value	2,830,415	2,137,382	3,095,759	2,338,774
Investments in unconsolidated trading companies, at fair value	17,132	23,818	19,655	9,087
Interest receivable	754	555	865	212

Total Assets	$3,018,327	$2,315,516	$3,311,340	$2,406,732

LIABILITIES & CAPITAL

LIABILITIES
Redemptions payable	$52,947	$27,561	$14,973	$-
Interest payable to Managing Owner	400	312	448	217
Service fees payable to Managing Owner	6,268	4,986	6,492	4,950
Trading fees payable to Managing Owner	11,321	9,533	10,363	8,307
Subscriptions in advance for service fee rebates	159,581	158,810	71,693	69,814
Other liabilities	1,356	2,973	1,216	1,136

Total Liabilities	231,873	204,175	105,185	84,424

CAPITAL
Managing Owner - Class 2	31,787	25,029	33,523	23,919
Limited Owner - Class 1	2,660,475	1,926,328	2,913,912	2,119,250
Limited Owner - Class 1AP	-	-	11,903	8,242
Limited Owner - Class 2	94,192	159,984	246,817	170,897

Total Owners’ Capital	2,786,454	2,111,341	3,206,155	2,322,308

Non-Controlling Interests	-	-	-	-

Total Capital	2,786,454	2,111,341	3,206,155	2,322,308

Total Liabilities and Capital	$3,018,327	$2,315,516	$3,311,340	$2,406,732

Units Outstanding
Class 1	16,433	17,600	19,653	20,491
Class 1AP	-	-	64	64
Class 2	496	1,086	1,123	1,127

Net Asset Value per Unit
Class 1	$161.90	$109.45	$148.27	$103.43
Class 1AP	N/A	N/A	$186.60	$129.19
Class 2	$253.94	$170.40	$249.73	$172.91

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

March 31, 2022 (Unaudited)

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	Fair	% of Total Capital (Net Asset	Fair	% of Total Capital (Net Asset	Fair	% of Total Capital (Net Asset
Description	Value	Value)	Value	Value)	Value	Value)
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$510,968	14.21%	$-	0.00%	$-	0.00%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	394,002	10.96%	-	0.00%	-	0.00%
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	328,849	9.15%	181,453	23.87%	-	0.00%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	697,480	19.40%	-	0.00%	-	0.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	856,723	23.83%	356,298	46.87%	-	0.00%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	593,703	16.51%	156,761	20.62%	583,437	39.33%
Galaxy Plus Fund - Volt Diversified Alpha Feeder Fund (550) LLC)	-	0.00%	-	0.00%	328,497	22.15%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	0.00%	-	0.00%	456,547	30.78%
Total Private Investment Companies	$3,381,725	94.06%	$694,512	91.37%	$1,368,481	92.26%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$22,707	0.63%	$10,134	1.33%	$10,783	0.73%
Total Investment in Unconsolidated Trading Companies	$22,707	0.63%	$10,134	1.33%	$10,783	0.73%

U.S. TREASURY SECURITIES (1)
FACE VALUE		Fair Value		Fair Value		Fair Value
$1,016,500	US Treasury Note 6.875% due 08/15/2025 (Cost $1,173,060)	$133,419	3.71%	$59,546	7.83%	$63,354	4.27%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value		Face Value
	US Treasury Note 6.875% due 08/15/2025 (1)	$116,915		$52,179		$55,517

Additional Disclosure on U.S. Treasury Securities		Cost		Cost		Cost
	US Treasury Note 6.875% due 08/15/2025 (1)	$134,921		$60,216		$64,067

(1)	See Note 2 to the Financial Statements.
(2)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

March 31, 2022 (Unaudited)

	Frontier		Frontier
	Balanced Fund		Select Fund
		% of Total Capital		% of Total Capital
Description	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$932,403	7.92%	$-	0.00%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	1,690,066	14.35%	-	0.00%
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	1,675,575	14.23%	619,109	33.97%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	1,860,727	15.80%	-	0.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	2,260,107	19.19%	-	0.00%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	2,486,148	21.11%	1,120,508	61.48%
Total Private Investment Companies	$10,905,026	92.60%	$1,739,617	95.45%

INVESTMENT IN UNCONSOLIDATED COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$106,643	0.91%	$10,373	0.57%
Total Investment in Unconsolidated Trading Companies	$106,643	0.91%	$10,373	0.57%

U.S. TREASURY SECURITIES (1)
FACE VALUE		Fair Value		Fair Value

$1,016,500	US Treasury Note 6.875% due 08/15/2025 (Cost $1,173,060)	$626,597	5.32%	$60,950	3.34%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value

	US Treasury Note 6.875% due 08/15/2025 (1)	$549,082		$53,410

Additional Disclosure on U.S. Treasury Securities		Cost		Cost

	US Treasury Note 6.875% due 08/15/2025 (1)	$633,651		$61,636

(1)	See Note 2 to the Financial Statements.
(2)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

March 31, 2022 (Unaudited)

	Frontier		Frontier
	Global Fund		Heritage Fund
	Fair	% of Total Capital (Net Asset	Fair	% of Total Capital (Net Asset
Description	Value	Value)	Value	Value)

PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$2,830,415	101.58%	$2,243,393	69.97%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	-	-	852,366	26.59%
Total Private Investment Companies	$2,830,415	101.58%	$3,095,759	96.56%

INVESTMENT IN UNCONSOLIDATED COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$17,132	0.61%	$19,655	0.61%
Total Investment in Unconsolidated Trading Companies	$17,132	0.61%	$19,655	0.61%

U.S. TREASURY SECURITIES (1)
FACE VALUE		Fair Value		Fair Value

$1,016,500	US Treasury Note 6.875% due 08/15/2025 (Cost $1,173,060)	$100,657	3.61%	$115,478	3.60%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value

	US Treasury Note 6.875% due 08/15/2025 (1)	$88,205		$101,192

Additional Disclosure on U.S. Treasury Securities		Cost		Cost

	US Treasury Note 6.875% due 08/15/2025 (1)	$101,791		$116,778

(1)	See Note 2 to the Financial Statements.
(2)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

December 31, 2021

Frontier
Frontier Diversified Fund	Frontier Masters Fund	Long/Short Commodity Fund
Fair	% of Total Capital (Net Asset	Fair	% of Total Capital (Net Asset	Fair	% of Total Capital (Net Asset
Description	Value	Value)	Value	Value)	Value	Value)
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$875,796	28.87%	$-	0.00%	$-	0.00%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	185,705	6.12%	-	0.00%	-	0.00%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	453,710	14.96%	-	0.00%	-	0.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	663,002	21.86%	279,895	39.55%	-	0.00%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	386,996	12.76%	193,269	27.31%	482,639	38.91%
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	273,449	9.02%	165,212	23.35%	-	0.00%
Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC)	-	0.00%	-	0.00%	252,149	20.33%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	0.00%	-	0.00%	474,234	38.23%
Total Private Investment Companies	$2,838,658	93.59%	$638,376	90.21%	$1,209,022	97.48%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$30,788	1.02%	$14,270	2.02%	$7,541	0.61%
Total Investment in Unconsolidated Trading Companies	$30,788	1.02%	$14,270	2.02%	$7,541	0.61%

U.S. TREASURY SECURITIES (1)
FACE VALUE	Fair Value	Fair Value	Fair Value
FACE VALUE	US Treasury Note 6.875% due 08/15/2025 (Cost $142,326)	$33,274	1.10%	$15,422	2.18%	$8,148	0.66%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value	Face Value
US Treasury Note 6.875% due 08/15/2025 (1)	$27,592	$12,789	$6,757

Additional Disclosure on U.S. Treasury Securities	Cost	Cost	Cost
US Treasury Note 6.875% due 08/15/2025 (1)	$33,709	$15,624	$8,255

(1)	See Note 2 to the Financial Statements.
(2)	See Note 5 to the Financial Statements.

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

The Series of Frontier Funds

Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2022 and 2021

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	3/31/2022	3/31/2021	3/31/2022	3/31/2021	3/31/2022	3/31/2021

Investment income:
Interest - net	$1,365	$1,587	$664	$855	$610	$1,279

Total Income	1,365	1,587	664	855	610	1,279

Expenses:
Service Fees - Class 1	251	1,049	116	210	56	54
Due Diligence Fees	945	1,202	222	291	93	90
Trading Fees	27,593	34,937	11,781	14,863	8,468	8,765

Total Expenses	28,789	37,188	12,119	15,364	8,617	8,909

Investment (loss) - net	(27,424)	(35,601)	(11,455)	(14,509)	(8,007)	(7,630)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	1,081,696	184,708	481,020	34,339	302,405	64,279
Net realized gain/(loss) on private investment companies	(432,880)	(36,972)	(229,832)	12,685	1,048	1,305
Net realized gain/(loss) on U.S. Treasury securities	(828)	(1,741)	(423)	(1,004)	(444)	(1,950)
Net unrealized gain/(loss) on U.S. Treasury securities	(1,921)	(440)	(561)	(250)	(939)	(25)
Change in fair value of investments in unconsolidated trading companies	12,035	10,245	4,469	12,761	5,827	12,123

Net gain/(loss) on investments	658,102	155,800	254,673	58,531	307,897	75,732

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	630,678	120,199	243,218	44,022	299,890	68,102

Less: Operations attributable to non-controlling interests	-	-	-	-	-	-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$630,678	$120,199	$243,218	$44,022	$299,890	$68,102

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	N/A	$1.94	N/A	$2.26	N/A	N/A
Class 2	$18.83	$2.76	$26.27	$3.07	$22.81	$4.40
Class 2a	N/A	N/A	N/A	N/A	$14.85	$3.20
Class 3	$17.74	$2.64	$24.83	$2.93	$23.93	$4.61
Class 3a	N/A	N/A	N/A	N/A	$15.76	$3.40

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds

Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2022 and 2021

	Frontier Balanced Fund		Frontier Select Fund
	3/31/2022	3/31/2021	3/31/2022	3/31/2021

Investment income:
Interest - net	$-	$-	$-	$-

Total Income/(loss)	-	-	-	-

Expenses:
Incentive Fees (rebate)	76,272	49,840	-	-
Interest - net	115	-	-	-
Management Fees	4,403	4,619	-	-
Service Fees - Class 1	61,363	67,267	10,925	11,438
Risk analysis Fees	1,321	1,386	-	-
Trading Fees	102,264	114,439	11,861	11,355

Total Expenses	245,738	237,551	22,786	22,793

Investment (loss) - net	(245,738)	(237,551)	(22,786)	(22,793)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	271,469	371,559	-	-
Net unrealized gain/(loss) on private investment companies	3,769,442	388,609	976,044	10,019
Net realized gain/(loss) on private investment companies	(1,136,957)	48,862	(513,536)	114,434
Net change in open trade equity/(deficit)	42,742	(47,335)	-	-
Net realized gain/(loss) on U.S. Treasury securities	(1,928)	(621)	(386)	(1,017)
Net unrealized gain/(loss) on U.S. Treasury securities	(4,122)	(252)	(811)	(190)
Trading commissions	(3,120)	(6,017)	-	-
Change in fair value of investments in unconsolidated trading companies	23,183	(14,281)	5,154	8,540

Net gain/(loss) on investments	2,960,709	740,524	466,465	131,786

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	2,714,971	502,973	443,679	108,993

Less: Operations attributable to non-controlling interests	-	-	-	-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$2,714,971	$502,973	$443,679	$108,993

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$24.00	$3.46	$20.19	$4.01
Class 1AP	$30.95	$4.94	$25.99	$5.42
Class 2	$41.74	$6.67	$34.51	$7.20
Class 2a	$36.26	$5.78	N/A	N/A
Class 3a	$36.14	$5.77	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds

Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2022 and 2021

	Frontier Global Fund		Frontier Heritage Fund
	3/31/2022	3/31/2021	3/31/2022	3/31/2021

Investment income:
Interest - net	$-	$-	$-	$-

Total Income	-	-	-	-

Expenses:
Service Fees - Class 1	16,989	19,938	18,381	16,157
Trading Fees	30,349	35,130	27,156	23,676

Total Expenses	47,338	55,068	45,537	39,833

Investment (loss) - net	(47,338)	(55,068)	(45,537)	(39,833)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	874,900	47,148	946,263	183,803
Net realized gain/(loss) on private investment companies	146,069	82,686	75,755	32,372
Net realized gain/(loss) on U.S. Treasury securities	(513)	(1,735)	(532)	(1,201)
Net unrealized gain/(loss) on U.S. Treasury securities	(1,446)	(526)	(1,420)	(484)
Change in fair value of investments in unconsolidated trading companies	8,550	16,133	8,272	12,628

Net gain/(loss) on investments	1,027,560	143,706	1,028,338	227,118

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	980,222	88,638	982,801	187,285

Less: Operations attributable to non-controlling interests	-	-	-	-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$980,222	$88,638	$982,801	$187,285

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$52.45	$3.42	$44.84	$7.67
Class 1AP	N/A	N/A	$57.41	$10.24
Class 2	$83.54	$6.45	$76.82	$13.70

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital (Unaudited)

For the Three Months Ended March 31, 2022

	Frontier Diversified Fund						Frontier Masters Fund
	Class 2	Class 2	Class 3	Class 3	Non-		Class 2	Class 2	Class 3	Class 3	Non-
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2021	$7,870	$373,647	$22,677	$2,628,946	$-	$3,033,140	$3,781	$194,618	$3,933	$505,342	$-	$707,674

Sale of Units	-	-	-	-	-	-	-	-	-	-	-	-
Redemption of Units	-	-	(500)	(67,510)	-	(68,010)	-	(49,917)	(700)	(140,156)	-	(190,773)
Transfer of Units In(Out)	-	-	-	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	1,665	79,071	4,697	545,245	-	630,678	1,416	56,015	1,226	184,561	-	243,218

Owners’ Capital, March 31, 2022	$9,535	$452,718	$26,874	$3,106,681	$-	$3,595,808	$5,197	$200,716	$4,459	$549,747	-	$760,119

Owners’ Capital - Units, December 31, 2021	89	4,199	271	31,462			53	2,775	60	7,639

Sale of Units (including transfers)	-		-	-			-	-	-	-
Redemption of Units (including transfers)		-	(6)	(795)			-	(693)	(10)	(1,597)

Owners’ Capital - Units, March 31, 2022	89	4,199	265	30,667			53	2,082	50	6,042

Net asset value per unit at December 31, 2021		$88.98		$83.56				$70.17		$66.15

Change in net asset value per unit for the three months ended March 31, 2022		18.83		17.74				26.27		$24.83

Net asset value per unit at March 31, 2022		$107.81		$101.30				$96.44		$90.98

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital (Unaudited)

For the Three Months Ended March 31, 2022

	Frontier Long/Short Commodity Fund
	Class 2		Class 3	Class 2a		Class 3a		Non-
	Managing Owner	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2021	$4,121	$21,045	$923,058	$7,619	$76,239	$1,116	$207,126	$-	$1,240,324

Sale of Units	-	-	-	-	-	-	-	-	-
Redemption of Units	(500)	-	(56,440)	-	-	-	-	-	(56,940)
Transfer of Units In(Out)	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	903	5,335	219,620	1,927	19,281	282	52,542	-	299,890

Owners’ Capital, March 31, 2022	$4,524	$26,380	$1,086,238	$9,546	$95,520	$1,398	$259,668	$-	$1,483,274

Owners’ Capital - Units, December 31, 2021	46	234	9,780	129	1,299	18	3,333

Sale of Units (including transfers)	-	-	-	-	-	-	-
Redemption of Units (including transfers)	(6)	-	(599)	-	-	-	-

Owners’ Capital - Units, March 31, 2022	40	234	9,181	129	1,299	18	3,333

Net asset value per unit at December 31, 2021		$89.97	$94.38		$58.75		$62.16

Change in net for the three months ended March 31, 2022		22.81	23.93		14.85		15.76

Net asset value per unit at March 31, 2022		$112.78	$118.31		$73.60		$77.92

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital (Unaudited)

For the Three Months Ended March 31, 2022

	Frontier Balanced Fund
	Class 1	Class 1AP	Class 2		Class 2a		Class 3a	Non-
	Limited	Limited	Managing	Limited	Managing	Limited	Limited	Controlling
	Owners	Owners	Owner	Owners	Owner	Owners	Owners	Interests	Total

Owners’ Capital, December 31, 2021	$7,471,841	$66,027	$43,148	$1,489,930	$56,328	$-	$381,759	$-	$9,509,033

Sale of Units	-	-	-	-	-	-	-	-	-
Redemption of Units	(437,606)	-	-	(6,060)	(5,000)	-	-	-	(448,666)
Transfer of Units In (Out)	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	2,107,268	19,770	12,919	445,246	15,343	-	114,425	-	2,714,971

Owners’ Capital, March 31, 2022	$9,141,503	$85,797	$56,067	$1,929,116	$66,671	$-	$496,184	$-	$11,775,338

Owners’ Capital - Units, December 31, 2021	90,219	639	310	10,688	466	-	3,166

Sale of Units (including transfers)	-	-	-	-	-	-	-
Redemption of Units (including transfers)	(4,644)	-	-	(39)	(42)	-	-

Owners’ Capital - Units, March 31, 2022	85,575	639	310	10,649	424	-	3,166

Net asset value per unit at December 31, 2021	$82.82	$103.38		$139.40		$120.98	$120.57
Change in net asset value for the three months ended March 31, 2022	24.00	30.95		41.74		36.26	36.14
Net asset value per unit at March 31, 2022	$106.82	$134.33		$181.14		$157.24	$156.71

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital (Unaudited)

For the Three Months Ended March 31, 2022

	Frontier Select Fund						Frontier Global Fund					Frontier Heritage Fund
	Class 1	Class 1AP	Class 2		Non-		Class 1	Class 2		Non-		Class 1	Class 1AP	Class 2		Non-
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total
Owners’ Capital, December 31, 2021	$1,334,518	$10,259	$14,981	$56,112	$-	$1,415,870	$1,926,328	$25,029	$159,984	$-	$2,111,341	$2,119,250	$8,242	$23,919	$170,897	$-	$2,322,308

Sale of Units	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemption of Units	(30,962)	-	(900)	(5,200)	-	(37,062)	(160,162)	(4,000)	(140,947)	-	(305,109)	(98,204)	-	(750)	-	-	(98,954)
Transfer of Units In(Out)	-	-	-		-	-	-	-	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	418,073	3,367	4,584	17,655	-	443,679	894,309	10,758	75,155	-	980,222	892,866	3,661	10,354	75,920	-	982,801

Owners’ Capital, March 31, 2022	$1,721,629	$13,626	$18,665	$68,567	$-	$1,822,487	$2,660,475	$31,787	$94,192	$-	$2,786,454	$2,913,912	$11,903	$33,523	$246,817	$-	$3,206,155

Owners’ Capital - Units, December 31, 2021	21,051	129	142	535			17,600	147	939			20,491	64	139	988

Sale of Units (including transfers)	-	-	-	-			-	-	-			-	-	-	-
Redemption of Units (including transfers)	(453)	-	(9)	(43)			(1,167)	(22)	(568)			(838)	-	(4)	-

Owners’ Capital - Units, March 31, 2022	20,598	129	133	492			16,433	125	371			19,653	64	135	988

Net asset value per unit at December 31, 2021	$63.39	$79.21		$105.10			$109.45		$170.40			$103.43	$129.19		$172.91
Change in net asset value per for the three months ended March 31, 2022	20.19	25.99		34.51			52.45		83.54			44.84	57.41		76.82
Net asset value per unit at March 31, 2022	$83.58	$105.20		$139.61			$161.90		$253.94			$148.27	$186.60		$249.73

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2022 and March 31, 2021

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	3/31/2022	3/31/2021	3/31/2022	3/31/2021	3/31/2022	3/31/2021
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$630,678	$120,199	$243,218	$44,022	$299,890	$68,102
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in ownership allocation of U.S. Treasury securities	83,003	110,091	38,782	(114,658)	34,723	(37,595)
Net unrealized (gain)/loss on U.S. Treasury securities	1,921	440	561	250	939	25
Net realized (gain)/loss on U.S. Treasury securities	828	1,741	423	1,004	444	1,950
Net unrealized (gain)/loss on private investment companies	(1,081,696)	(184,708)	(481,020)	(34,339)	(302,405)	(64,279)
Net realized (gain)/loss on private investment companies	432,880	36,972	229,832	(12,685)	(1,048)	(1,305)
(Purchases) sales of:
Sales of U.S. Treasury securities	-	311,471	-	139,801	-	480,065
(Purchases) of U.S. Treasury securities	(187,262)	(119,541)	(84,554)	(73,698)	(91,922)	(70,909)
U.S. Treasury interest and premium paid/amortized	1,365	1,587	664	855	610	1,279
(Purchases) of Private Investment Companies	(517,270)	(731,683)	(217,768)	(82,850)	(63,333)	(556,236)
Sale of Private Investment Companies	623,019	706,904	412,820	261,389	207,329	159,083
Increase and/or decrease in:
Investments in unconsolidated trading companies, at fair value	8,081	(7,062)	4,136	(12,693)	(3,242)	2,139
Interest receivable	(282)	7,711	(114)	(8)	(299)	8,539
Receivable from related parties	-	4,892	-	266	-	5,205
Redemptions receivable from private investment companies	-	1,023	-	1,688	(711)	1,251
Interest payable to Managing Owner	-	-	-	-	11	(34)
Trading fees payable to Managing Owner	955	(235)	416	(225)	(525)	893
Service fees payable to Managing Owner	13	(20)	-	4	3	(18)
Subscriptions in advance for service fee rebates	-	-	-	-	-	18
Other liabilities	(2,044)	(520)	(979)	1,314	(90)	(1,605)

Net cash provided by (used in) operating activities	(5,811)	259,262	146,417	119,437	80,374	(3,432)

Cash Flows from Financing Activities:
Payment for redemption of units	(68,010)	(273,449)	(190,773)	(43,942)	(56,940)	(41,767)
Change in owner redemptions payable	277	-	8,689	(38,128)	(20,301)	196

Net cash provided by (used in) financing activities	(67,733)	(273,449)	(182,084)	(82,070)	(77,241)	(41,571)

Net increase (decrease) in cash and cash equivalents	(73,544)	(14,188)	(35,667)	37,367	3,133	(45,003)

Cash and cash equivalents, beginning of period	165,491	87,715	76,703	4,771	40,528	93,327
Cash and cash equivalents, end of period	$91,947	$73,527	$41,036	$42,138	$43,661	$48,324

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2022 and March 31, 2021

	Frontier Balanced Fund		Frontier Select Fund
	3/31/2022	3/31/2021	3/31/2022	3/31/2021

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$2,714,971	$502,973	$443,679	$108,993
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	14,836	47,333	-	-
Net change in ownership allocation of U.S. Treasury securities	(349,053)	553,920	33,191	(130,085)
Net unrealized (gain)/loss on U.S. Treasury securities	4,122	252	811	190
Net realized (gain)/loss on U.S. Treasury securities	1,928	621	386	1,017
Net unrealized (gain)/loss on private investment companies	(3,769,442)	(388,609)	(976,044)	(10,019)
Net realized (gain)/loss on private investment companies	1,136,957	(48,862)	513,536	(114,434)
(Purchases) sales of:
Sales of U.S. Treasury securities	-	698,194	-	160,121
(Purchases) of U.S. Treasury securities	(245,678)	(150,822)	(85,056)	(80,385)
U.S. Treasury interest and premium paid/amortized	(115)	-	-	-
(Purchases) of Private Investment Companies	(1,643,376)	(1,695,539)	(641,030)	(142,915)
Sale of Private Investment Companies	2,299,318	2,175,754	738,297	385,657
Increase and/or decrease in:
Receivable from futures commission merchants	583,917	(507,424)	-	-
Investments in unconsolidated trading companies, at fair value	(71,666)	15,901	(859)	(9,590)
Interest receivable	(3,879)	24,271	(235)	(333)
Receivable from related parties	-	14,602	-	-
Redemptions receivable from private investment companies	(3,894)	15,455	(339)	2,141
Incentive fees payable to Managing Owner	22,261	49,840	-	-
Management fees payable to Managing Owner	170	(7,225)	-	-
Interest payable to Managing Owner	(4)	(1,376)	41	180
Trading fees payable to Managing Owner	3,920	258	617	(18)
Service fees payable to Managing Owner	2,500	(555)	748	94
Risk analysis fees payable	1,321	1,385	-	-
Payables to related parties	-	-	-	(26,129)
Subscriptions in advance for service fee rebates	5,215	5,556	211	441
Other liabilities	8,538	(1,048)	(27)	1,047

Net cash provided by (used in) operating activities	712,867	1,304,855	27,927	145,973
Cash Flows from Financing Activities:
Payment for redemption of units	(448,666)	(1,461,767)	(37,062)	(132,467)
Change in owner redemptions payable	(20,384)	-	-	16,207

Net cash provided by (used in) financing activities	(469,050)	(1,461,767)	(37,062)	(116,260)

Net increase (decrease) in cash and cash equivalents	243,817	(156,912)	(9,135)	29,713

Cash and cash equivalents, beginning of period	188,010	261,803	51,140	-
Cash and cash equivalents, end of period	$431,827	$104,891	$42,005	$29,713

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Cash Flows (unaudited)

For the Three Months Ended March 31, 2022 and March 31, 2021

	Frontier Global Fund		Frontier Heritage Fund
	3/31/2022	3/31/2021	3/31/2022	3/31/2021

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$980,222	$88,638	$982,801	$187,285
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in ownership allocation of U.S. Treasury securities	93,254	(296,241)	58,522	(93,697)
Net unrealized (gain)/loss on U.S. Treasury securities	1,446	526	1,420	484
Net realized (gain)/loss on U.S. Treasury securities	513	1,735	532	1,201
Net unrealized (gain)/loss on private investment companies	(874,900)	(47,148)	(946,263)	(183,803)
Net realized (gain)/loss on private investment companies	(146,069)	(82,686)	(75,755)	(32,372)
(Purchases) sale of:
Sales of U.S. Treasury Securities	0	309,139	-	152,163
(Purchases) of U.S. Treasury securities	(170,130)	(129,732)	(166,132)	(103,772)
(Purchases) of Private Investment Companies	(206,524)	(273,856)	(53,273)	(213,319)
Sale of Private Investment Companies	534,460	672,389	318,307	463,973
Increase and/or decrease in:
Investments in unconsolidated trading companies, at fair value	6,686	(26,691)	(10,568)	(20,045)
Interest receivable	(199)	(409)	(653)	680
Receivable from related parties	-	319	-	845
Interest payable to Managing Owner	88	173	231	424
Trading fees payable to Managing Owner	1,788	461	2,056	655
Service fees payable to Managing Owner	1,282	211	1,542	375
Subscriptions in advance for service fee rebates	771	1,004	1,879	1,524
Other liabilities	(1,617)	2,827	80	1,964

Net cash provided by (used in) operating activities	221,071	220,659	114,726	164,565

Cash Flows from Financing Activities:
Payment for redemption of units	(305,109)	(141,476)	(98,954)	(109,398)
Change in owner redemptions payable	25,386	1,174	14,972	704

Net cash provided by (used in) financing activities	(279,723)	(140,302)	(83,982)	(108,694)

Net increase (decrease) in cash and cash equivalents	(58,652)	80,357	30,744	55,871

Cash and cash equivalents, beginning of period	128,021	5,694	48,839	15,156
Cash and cash equivalents, end of period	$69,369	$86,051	$79,583	$71,027

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements

1.	Organization and Purpose

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

As of March 31, 2022, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into two separate Classes—Class 2 and Class 3. The Trust, with respect to the Frontier Select Fund, Frontier Global Fund and Frontier Heritage Fund separates Units into a maximum of three separate Classes—Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Balanced Fund separates Units into a maximum of five separate Classes—Class 1, Class 1AP, Class 2, Class 2A and Class 3A. The Trust, with respect to the Frontier Long/Short Commodity Fund separates Units into a maximum of five separate Classes—Class 1A, Class 2A, Class 2, Class 3A and Class 3.

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

Consolidation—The Series, through investing in the Trading Companies and Galaxy Plus entities, authorize certain Trading Advisors to place trades and manage assets at predetermined investment levels. The Trading Companies were organized by the Managing Owner for the purpose of investing in commodities interests and derivative instruments, and have no operating income or expenses, except for trading income and expenses and a risk analysis fee (for closed Series only), all of which is allocated to the Series if consolidated by a Series. Galaxy Plus is a series of Delaware limited liability companies, sponsored by Gemini Alternative Funds, LLC, that create exposure to a variety of third party professional managed futures and foreign exchange advisors. Galaxy Plus is available to qualified high-net-worth individuals and institutional investors. Trading Companies in which a Series has a controlling and majority interest as calculated on that Series’ pro-rata net asset value in the Trading Company are consolidated by such Series. Investments in Trading Companies in which a Series does not have a controlling and majority interest and all interests in Galaxy Plus entities are accounted for using net asset value as the practical expedient, which approximates fair value. Fair value represents the proportionate share of the Series’ interest in the NAV in a Trading Company or Galaxy Plus entity. The equity interest held by Series of the Trust is shown as investments in unconsolidated Trading Companies or investments in private investment companies in the statements of financial condition. The income or loss attributable thereto in proportion of investment level is shown in the statements of operations as net unrealized gain/(loss) on private investment companies.

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

Receivable From Futures Commission Merchants—The Series of the Trust deposit assets with an FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust, with respect to the Series, earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of March 31, 2022 and December 31, 2021 included restricted cash for margin requirements of $236,513 and $801,701 respectively, for the Frontier Balanced Fund.

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

Each Series is charged service fees as outlined above. In some cases, amounts paid to selling agents might be less than the amount charged to the Series. When this occurs, the service fee is rebated back to the investor in the form of additional units. During 2020, 2021 and 2022 the Series were not allowed to issue additional units. The Managing Owner has determined that the purchase of additional units of the relevant Series will commence in 2022 when the Series are allowed to sell shares again. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $22,650, $393, $31,725, $374,556, $21,287, $159,581 and $71,693 for the Frontier Diversified, Long/Short Commodity, Masters, Balanced, Select, Global and Heritage Funds, respectively, as of March 31, 2022.

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

The following table summarizes investment in each Series measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value.

March 31, 2022	Practical Expedient	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$22,707	$-	$-	$-	$22,707
U.S. Treasury Securities	-	133,419	-	-	133,419
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	10,134	-	-	-	10,134
U.S. Treasury Securities	-	59,546	-	-	59,546
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	10,783	-	-	-	10,783
U.S. Treasury Securities	-	63,354	-	-	63,354
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	106,643	-	-	-	106,643
U.S. Treasury Securities	-	626,597	-	-	626,597
Frontier Select Fund
Investment in Unconsolidated Trading Companies	10,373	-	-	-	10,373
U.S. Treasury Securities	-	60,950	-	-	60,950
Frontier Global Fund
Investment in Unconsolidated Trading Companies	17,132	-	-	-	17,132
U.S. Treasury Securities	-	100,657	-	-	100,657
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	19,655	-	-	-	19,655
U.S. Treasury Securities	-	115,478	-	-	115,478

December 31, 2021	Practical Expedient	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$30,788	$-	$-	$-	$30,788
U.S. Treasury Securities	-	33,274	-	-	33,274
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	14,270	-	-	-	14,270
U.S. Treasury Securities	-	15,422	-	-	15,422
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	7,541	-	-	-	7,541
U.S. Treasury Securities	-	8,148	-	-	8,148
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	34,977	-	-	-	34,977
Open Trade Equity (Deficit)	-	14,836	-	-	14,836
U.S. Treasury Securities	-	37,801	-	-	37,801
Frontier Select Fund
Investment in Unconsolidated Trading Companies	9,514	-	-	-	9,514
U.S. Treasury Securities	-	10,282	-	-	10,282
Frontier Global Fund
Investment in Unconsolidated Trading Companies	23,818	-	-	-	23,818
U.S. Treasury Securities	-	25,740	-	-	25,740
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	9,087	-	-	-	9,087
U.S. Treasury Securities	-	9,820	-	-	9,820

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of March 31, 2022, none of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain swaps and is recorded as collateral within the swap fair value within the Statements of Financial Condition. The cash held with the counterparty is not restricted.

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

To help to reduce counterparty risk on the Series, the Managing Owner has the right to reduce the Series’ exposure and remove cash from the Series’ total return swaps with Deutsche Bank AG. This cash holding shall be in excess of $250,000 and may not exceed 40% of the index exposure in total. Index exposure is defined as the total notional amount plus any profit. The Series are charged interest on this cash holding and any amount removed will be offset against the final settlement value of the swap. All swap investments were liquidated in the year 2020.

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

The following table summarizes each of the Series’ investments in unconsolidated Trading Companies as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022		As of December 31, 2021
	Percentage of		Percentage of
	Series Total		Series Total
	Capital Invested in		Capital Invested in
Series	Unconsolidated Trading Companies	Fair Value	Unconsolidated Trading Companies	Fair Value
Frontier Diversified Series —
Frontier Trading Company XXXVIII	0.63%	$22,707	1.02%	$30,788
Frontier Masters Fund ---
Frontier Trading Company XXXVIII	1.33%	$10,134	2.02%	$14,270
Frontier Long/Short Commodity Fund ---
Frontier Trading Company XXXVIII	0.73%	$10,783	0.61%	$7,541
Frontier Balanced Fund ---
Frontier Trading Company XXXVIII	0.91%	$106,643	0.37%	$34,977
Frontier Select Fund ---
Frontier Trading Companies XXXVIII	0.57%	$10,373	0.67%	$9,514
Frontier Global Fund ---
Frontier Trading Company XXXVIII	0.61%	$17,132	1.13%	$23,818
Frontier Heritage Fund ---
Frontier Trading Company XXXVIII	0.61%	$19,655	0.39%	$9,087

The following tables summarize each of the Series’ equity in earnings from unconsolidated Trading Companies and private investment companies for the three months ended March 31, 2022 and March 31, 2021.

Three months ended March 31, 2022 and 2021

	Three Months Ended March, 2022				Three Months Ended March, 2021
	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)

Frontier Balanced Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$17,133	$17,133	$-	$-	$(15,154)	$(15,154)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(1,053)	668,170	75,759	742,876	(1,608)	105,068	4,402	107,862
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(3,806)	(756,826)	113,144	(647,488)	(6,767)	96,963	(211,084)	(120,888)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(4,122)	708,976	84,876	789,730	(2,499)	(183,383)	7,536	(178,346)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(2,189)	452,000	243,765	693,576	(4,323)	49,066	109,945	154,688
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(6,669)	704,792	39,340	737,463	(11,862)	665,706	(74,900)	578,944
Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC	(572)	797,312	(478,381)	318,359	-	-	-	-
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	-	-	(2,031)	(2,031)	(940)	(501,183)	394,602	(107,521)
Total	$(18,411)	$2,574,424	$93,605	$2,649,618	$(27,999)	$232,237	$215,347	$419,585

Frontier Global Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$6,591	$6,591	$-	$-	$13,872	$13,872
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(1,390)	884,077	138,282	1,020,969	(2,508)	172,894	(40,552)	129,834
Total	$(1,390)	$884,077	$144,873	$1,027,560	$(2,508)	$172,894	$(26,680)	$143,706

Frontier Select Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$3,957	$3,957	$-	$-	$7,332	$7,332
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(2,678)	220,374	127,200	344,896	(3,497)	198,489	(21,623)	173,369
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	-	-	(845)	(845)	(392)	(215,079)	166,556	(48,915)
Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC	(216)	299,148	(180,475)	118,457	-	-	-	-
Total	$(2,894)	$519,522	$(50,163)	$466,465	$(3,889)	$(16,590)	$152,265	$131,786

Frontier Heritage Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$6,321	$6,321	$-	$-	$10,944	$10,944
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(1,041)	663,179	95,200	757,338	(1,340)	93,684	(29,457)	62,887
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(2,189)	197,710	69,158	264,679	(3,124)	179,878	(23,467)	153,287
Total	$(3,230)	$860,889	$170,679	$1,028,338	$(4,464)	$273,562	$(41,980)	$227,118

Frontier Long/Short Commodity Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$4,443	$4,443	$-	$-	$10,148	$10,148
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(270)	70,364	(7,272)	62,822	(229)	23,549	(18,332)	4,988
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(1,373)	114,799	61,788	175,214	(1,861)	105,715	(12,891)	90,963
Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC)	(2,454)	(268,651)	336,523	65,418	(1,808)	-	(28,559)	(30,367)
Total	$(4,097)	$(83,488)	$395,482	$307,897	$(3,898)	$129,264	$(49,634)	$75,732

Frontier Diversified Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$9,287	$9,287	$-	$-	$8,063	$8,063
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(401)	253,501	32,227	285,327	(753)	52,525	(1,159)	50,613
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(1,980)	(379,839)	54,380	(327,439)	(3,231)	47,548	(95,237)	(50,920)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(946)	163,333	16,830	179,217	(640)	(46,172)	(2,167)	(48,979)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(1,046)	260,120	12,523	271,597	(2,763)	30,374	90,227	117,838
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(1,476)	137,574	41,852	177,950	(2,011)	110,869	(5,456)	103,402
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	-	-	(399)	(399)	(219)	(118,037)	94,039	(24,217)
Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC	(110)	153,723	(91,051)	62,562	-	-	-	-
Total	$(5,959)	$588,412	$75,649	$658,102	$(9,617)	$77,107	$88,310	$155,800

Frontier Masters Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$3,485	$3,485	$-	$-	$11,507	$11,507
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(174)	108,713	18,397	126,936	(353)	23,632	(5,892)	17,387
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(684)	64,081	(63,397)	-	(1,062)	60,348	(7,732)	51,554
Galaxy Plus Fund - TT Feeder Fund (531) LLC	-	-	(242)	(242)	-	-	-	-
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	-	-	89,775	89,775	(156)	(83,540)	61,779	(21,917)
Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC	(64)	88,318	(53,535)	34,719	-	-	-	-
Total	$(922)	$261,112	$(5,517)	$254,673	$(1,571)	$440	$59,662	$58,531

The Series’ investments in private investment companies as of March 31, 2022 have certain redemption and liquidity restrictions which are described in the following table:

	Redemptions	Redemptions	Liquidity
	Notice Period	Permitted	Restrictions

Frontier Diversified Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None

Frontier Masters Fund
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Weekly	None
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None

Frontier Long/Short Commodity Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - Volt Diversified Alpha Feeder Fund (550) LLC)	24 hours	Daily	None

Frontier Balanced Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None

Frontier Select Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None

Frontier Global Fund
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None

Frontier Heritage Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None

Effective January 1, 2022, John Locke Investments SA, accessed through Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC, ceased to act as a commodity trading advisor to the Trust.

Effective January 1, 2022, Quantica Capital AG, accessed through Galaxy Plus Fund – Quantica Managed Futures Feeder Fund (507) LLC, became a new commodity trading advisor for Frontier Balanced Fund, Frontier Diversified Fund, Frontier Masters Fund and Frontier Select Fund.

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

Service Fees— Investors who have purchased Class 1 or Class 1a Units of Frontier Diversified Fund, Frontier Masters Fund, and Frontier Long/Short Commodity Fund are charged a service fee of up to two percent (2.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to two percent (2.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 and Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to two percent (2.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. Investors who have purchased Class 1 or Class 1a Units of Frontier Balanced Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Global Fund are charged a service fee of up to three percent (3.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 and Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to selling agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2.

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

The Managing Owner has determined that the purchase of additional units of the relevant series will commence in 2021. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $22,650, $393, $31,725, $374,556, $21,287, $159,581 and $71,693 for the Frontier Diversified, Long/Short Commodity, Masters, Balanced, Select, Global and Heritage Funds, respectively, as of March 31, 2022.

The following table summarizes fees earned by the Managing Owner for the three months ended March 31, 2022 and March 31, 2021, respectively.

Three Months Ended March 31, 2022	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	$-	$251	$27,593
Frontier Masters Fund	-	-	116	11,781
Frontier Long/Short Commodity Fund	-	-	56	8,468
Frontier Balanced Fund	76,272	4,403	61,363	102,264
Frontier Select Fund	-	-	10,925	11,861
Frontier Global Fund	-	-	16,989	30,349
Frontier Heritage Fund	-	-	18,381	27,156

Three Months Ended March 31, 2021	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	$-	$1,049	$34,937
Frontier Masters Fund	-	-	210	14,863
Frontier Long/Short Commodity Fund	-	-	54	8,765
Frontier Balanced Fund	49,840	4,619	67,267	114,439
Frontier Select Fund	-	-	11,438	11,355
Frontier Global Fund	-	-	19,938	35,130
Frontier Heritage Fund	-	-	16,157	23,676

The following table summarizes fees payable to the Managing Owner as of March 31, 2022 and December 31, 2021.

As of March 31, 2022	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$-	$-	$-	$96	$10,172
Frontier Masters Fund	-	-	-	43	4,298
Frontier Long/Short Commodity Fund	-	-	43	22	2,882
Frontier Balanced Fund	76,963	1,601	953	20,814	36,890
Frontier Select Fund	-	-	237	4,272	4,299
Frontier Global Fund	-	-	400	6,268	11,321
Frontier Heritage Fund	-	-	448	6,492	10,363

As of December 31, 2021	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$-	$-	$-	$83	$9,217
Frontier Masters Fund	-	-	-	43	3,882
Frontier Long/Short Commodity Fund	-	-	32	19	3,407
Frontier Balanced Fund	54,702	1,431	957	18,314	32,970
Frontier Select Fund	-	-	196	3,524	3,682
Frontier Global Fund	-	-	312	4,986	9,533
Frontier Heritage Fund	-	-	217	4,950	8,307

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

The following table outlines the interest paid by each series to the Managing owner and its ratio to average net assets for the three months ended March 31, 2022 and 2021.

Three Months Ended	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Ratio to Average Net Assets	Ratio to Average Net Assets

Frontier Diversified Fund Class 1	$-	$-	0.00%	0.00%
Frontier Diversified Fund Class 2	-	-	0.00%	0.00%
Frontier Diversified Fund Class 3	-	-	0.00%	0.00%
Frontier Masters Fund Class 1	-	-	0.00%	0.00%
Frontier Masters Fund Class 2	-	-	0.00%	0.00%
Frontier Masters Fund Class 3	-	-	0.00%	0.00%
Frontier Long/Short Commodity Fund Class 2	3	8	0.01%	0.02%
Frontier Long/Short Commodity Fund Class 3	106	226	0.01%	0.02%
Frontier Long/Short Commodity Fund Class 1a	-	-	0.00%	0.00%
Frontier Long/Short Commodity Fund Class 2a	-	-	0.00%	0.00%
Frontier Long/Short Commodity Fund Class 3a	-	-	0.00%	0.00%
Frontier Balanced Fund Class 1	2,350	301	0.03%	0.00%
Frontier Balanced Fund Class 1AP	21	3	0.03%	0.00%
Frontier Balanced Fund Class 2	493	69	0.03%	0.00%
Frontier Balanced Fund Class 2a	3	1	0.01%	0.00%
Frontier Balanced Fund Class 3a	25	3	0.01%	0.00%
Frontier Select Fund Class 1	594	790	0.04%	0.05%
Frontier Select Fund Class 1AP	5	5	0.04%	0.05%
Frontier Select Fund Class 2	31	35	0.04%	0.05%
Frontier Global Fund Class 1	839	1,455	0.04%	0.05%
Frontier Global Fund Class 1AP	-	-	0.00%	0.00%
Frontier Global Fund Class 2	73	103	0.04%	0.05%
Frontier Heritage Fund Class 1	854	1,038	0.03%	0.05%
Frontier Heritage Fund Class 1AP	3	4	0.03%	0.05%
Frontier Heritage Fund Class 2	81	104	0.03%	0.05%
Total	$5,481	$4,145

7. Financial Highlights

The following information presents the financial highlights of the Series, for the three months ended March 31, 2022 and 2021. This data has been derived from the information presented in the financial statements.

For the three months ended March 31, 2022

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	Class 2	Class 3	Class 2	Class 3	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2021	$88.98	$83.56	$70.17	$66.15	$89.97	$58.75	$94.38	$62.16
Net operating results:
Interest income	0.04	0.04	0.07	0.07	0.05	0.03	0.05	0.03
Expenses	(0.85)	(0.80)	(1.29)	(1.22)	(0.64)	(0.42)	(0.67)	(0.44)
Net gain/(loss) on investments, net of non-controlling interests	19.64	18.50	27.48	25.98	23.40	15.24	24.55	16.17
Net income/(loss)	18.83	17.74	26.27	24.83	22.81	14.85	23.93	15.76
Net asset value, March 31, 2022	$107.81	$101.30	$96.44	$90.98	$112.78	$73.60	$118.31	$77.92

Ratios to average net assets
Net investment income/(loss)	-3.46%	-3.46%	-6.16%	-6.16%	-2.50%	-2.50%	-2.50%	-2.50%
Expenses before incentive fees (3)(4)	3.63%	3.63%	6.52%	6.52%	2.70%	2.70%	2.70%	2.70%
Expenses after incentive fees (3)(4)	3.63%	3.63%	6.52%	6.52%	2.70%	2.70%	2.70%	2.70%
Total return before incentive fees (2)	21.16%	21.24%	37.44%	37.53%	25.35%	25.28%	25.35%	25.36%
Total return after incentive fees (2)	21.16%	21.24%	37.44%	37.53%	25.35%	25.28%	25.35%	25.36%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2021	$82.82	$103.38	$139.40	$120.98	$120.57	$63.39	$79.21	$105.10
Net operating results:
Interest income	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)	0.00	0.00	0.00
Expenses	(2.32)	(2.05)	(2.76)	(2.39)	(2.39)	(1.06)	(0.67)	(0.89)
Net gain/(loss) on investments, net of non-controlling interests	26.33	32.99	44.50	38.66	38.52	21.26	26.67	35.40
Net income/(loss)	24.00	30.95	41.74	36.26	36.14	20.19	25.99	34.51
Net asset value, March 31, 2022	$106.82	$134.33	$181.14	$157.24	$156.71	$83.58	$105.20	$139.61

Ratios to average net assets
Net investment income/(loss)	-8.06%	-4.98%	-4.98%	-4.98%	-4.98%	-6.10%	-3.09%	-3.09%
Expenses before incentive fees (3)(4)	7.32%	4.24%	4.24%	4.24%	4.24%	6.10%	3.09%	3.09%
Expenses after incentive fees (3)(4)	8.06%	4.98%	4.98%	4.98%	4.98%	6.10%	3.09%	3.09%
Total return before incentive fees (2)	29.72%	30.67%	30.68%	30.71%	30.71%	31.86%	32.82%	32.83%
Total return after incentive fees (2)	28.98%	29.94%	29.94%	29.97%	29.97%	31.86%	32.82%	32.83%

Incentive fee per share	0.67	0.85	1.14	0.99	0.99		-	-
Incentive Fee to ANA	0.74%	0.74%	0.74%	0.74%	0.74%	0.00%	0.00%	0.00%

	Frontier Global Fund		Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2021	$109.45	$170.40	$103.43	$129.19	$172.91
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00
Expenses	(2.62)	(2.51)	(2.15)	(1.55)	(2.08)
Net gain/(loss) on investments, net of non-controlling interests	55.07	86.05	47.00	58.96	78.90
Net income/(loss)	52.45	83.54	44.84	57.41	76.82
Net asset value, March 31, 2022	$161.90	$253.94	$148.27	$186.60	$249.73

Ratios to average net assets
Net investment income/(loss)	-7.97%	-4.95%	-7.08%	-4.06%	-4.06%
Expenses before incentive fees (3)(4)	7.97%	4.95%	7.08%	4.06%	4.06%
Expenses after incentive fees (3)(4)	7.97%	4.95%	7.08%	4.06%	4.06%
Total return before incentive fees (2)	47.92%	49.02%	43.35%	44.44%	44.43%
Total return after incentive fees (2)	47.92%	49.02%	43.35%	44.44%	44.43%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees are included in the total return.

For the three months ended March 31, 2021

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2020	$72.68	$88.95	$83.33	$55.18	$67.54	$63.52	$85.99	$55.29	$90.21	$58.37
Net operating results:
Interest income	0.03	0.03	0.03	0.05	0.06	0.06	0.09	0.06	0.09	0.06
Expenses	(1.14)	(0.80)	(0.75)	(2.05)	(1.05)	(0.99)	(0.59)	(0.38)	(0.62)	(0.40)
Net gain/(loss) on investments, net of non-controlling interests	3.05	3.53	3.35	4.26	4.07	3.86	4.91	3.51	5.15	3.74
Net income/(loss)	1.94	2.76	2.64	2.26	3.07	2.93	4.40	3.20	4.61	3.40
Net asset value, March 31, 2021	$74.62	$91.71	$85.97	$57.44	$70.61	$66.45	$90.39	$58.49	$94.82	$61.77

Ratios to average net assets
Net investment income/(loss)	-6.16%	-3.43%	-3.43%	-14.43%	-5.85%	-5.85%	-2.26%	-2.26%	-2.26%	-2.26%
Expenses before incentive fees (3)(4)	6.31%	3.59%	3.59%	14.78%	6.20%	6.20%	2.65%	2.65%	2.65%	2.65%
Expenses after incentive fees (3)(4)	6.31%	3.59%	3.59%	14.78%	6.20%	6.20%	2.65%	2.65%	2.65%	2.65%
Total return before incentive fees (2)	2.67%	3.11%	3.16%	4.10%	4.55%	4.61%	5.12%	5.79%	5.11%	5.82%
Total return after incentive fees (2)	2.67%	3.11%	3.16%	4.10%	4.55%	4.61%	5.12%	5.79%	5.11%	5.82%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2020	$79.93	$96.81	$130.54	$113.20	$112.81	$58.55	$70.99	$94.20
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(1.78)	(1.44)	(1.94)	(1.69)	(1.68)	(0.86)	(0.51)	(0.68)
Net gain/(loss) on investments, net of non-controlling interests	5.24	6.38	8.61	7.47	7.45	4.87	5.93	7.88
Net income/(loss)	3.46	4.94	6.67	5.78	5.77	4.01	5.42	7.20
Net asset value, March 31, 2021	$83.39	$101.75	$137.21	$118.98	$118.58	$62.56	$76.41	$101.40

Ratios to average net assets
Net investment income/(loss)	-7.61%	-4.62%	-4.62%	-4.62%	-4.62%	-5.80%	-2.82%	-2.82%
Expenses before incentive fees (3)(4)	7.18%	4.19%	4.19%	4.19%	4.19%	5.80%	2.82%	2.82%
Expenses after incentive fees (3)(4)	7.61%	4.62%	4.62%	4.62%	4.62%	5.80%	2.82%	2.82%
Total return before incentive fees (2)	4.76%	5.53%	5.54%	5.54%	5.54%	6.84%	7.64%	7.64%
Total return after incentive fees (2)	4.32%	5.10%	5.11%	5.11%	5.11%	6.84%	7.64%	7.64%

	Frontier Global Fund		Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2020	$110.90	$167.56	$96.10	$116.50	$155.92
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00
Expenses	(2.21)	(2.08)	(1.74)	(1.20)	(1.61)
Net gain/(loss) on investments, net of non-controlling interests	5.63	8.54	9.41	11.44	15.31
Net income/(loss)	3.42	6.45	7.67	10.24	13.70
Net asset value, March 31, 2021	$114.32	$174.01	$103.77	$126.74	$169.62

Ratios to average net assets
Net investment income/(loss)	-7.88%	-4.90%	-6.94%	-3.96%	-3.96%
Expenses before incentive fees (3)(4)	7.88%	4.90%	6.94%	3.96%	3.96%
Expenses after incentive fees (3)(4)	7.88%	4.90%	6.94%	3.96%	3.96%
Total return before incentive fees (2)	3.09%	3.85%	7.99%	8.79%	8.79%
Total return after incentive fees (2)	3.09%	3.85%	7.99%	8.79%	8.79%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees are included in the total return.

8. Derivative Instruments and Hedging Activities

The Series’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Series do not enter into or hold positions for hedging purposes as defined under ASC 815, Derivatives and Hedging (“ASC 815”). The detail of the fair value of the Series’ derivatives by instrument types as of March 31, 2022 and December 31, 2021 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to each Series’ position in swap contracts.

The following tables summarize the monthly averages of futures contracts bought and sold for each respective Series of the Trust:

For the Three Months ended March 31, 2022

Monthly average contracts:

	Bought	Sold

Frontier Balanced Fund	373	367

For the Three Months ended March 31, 2021

Monthly average contracts:

	Bought	Sold

Frontier Balanced Fund	788	787

The following tables summarize the trading revenues for the three months ended March 31, 2022, and 2021 by sector:

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended March 31, 2022

Type of contract	Frontier Balanced Fund

Agriculturals	$(37,319)
Currencies	183,465
Energies	107,870
Interest rates	27,127
Metals	(188,863)
Stock indices	179,189
Realized trading income/(loss)(1)	$271,469

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended March 31, 2021

Type of contract	Frontier Balanced Fund

Agriculturals	$63,311
Currencies	(27,812)
Energies	34,820
Interest rates	106,786
Metals	23,335
Stock indices	171,119
Realized trading income/(loss)(1)	$371,559

(1)	Amounts recorded in the Statements of Operations under Net realized gain(loss) on futures forwards and options.

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended March 31, 2022

Type of contract	Frontier Balanced Fund

Agriculturals	$(2,154)
Currencies	(3,547)
Energies	14,760
Interest rates	17,389
Metals	15,429
Stock indices	865
Change in unrealized trading income/(loss)(1)	$42,742

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

The following tables present gross and net information about the Series’ assets and liabilities subject to master netting arrangements as disclosed on the statements of financial condition as of March 31, 2022 and December 31, 2021.

As of March 31, 2022

Frontier Balanced Fund	Gross Amounts of recognized Derivative Assets/Liabilities	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition

Open Trade Equity/(Deficit)	$-	$-	$-

As of December 31, 2021

Frontier Balanced Fund	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition

Open Trade Equity/(Deficit)	$2,118,427	$(2,103,591)	$14,836

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

From April 1, 2022 through May 16, 2022, Frontier Balanced Fund, Frontier Diversified Fund, Frontier Heritage Fund, Frontier Long/Short Commodity Fund, Frontier Masters Fund, Frontier Select Fund and Frontier Global Fund paid $372,895, $108,943, $115,631, $35,729, $2,000, $5,137 and $258,891, respectively, in redemptions.

Frontier Funds

Consolidated Statements of Financial Condition

March 31, 2022 (Unaudited) and December 31, 2021

	March 31, 2022	December 31, 2021

ASSETS

Cash and cash equivalents	$799,428	$698,732
U.S. Treasury securities, at fair value	1,160,001	140,487
Receivable from futures commission merchants	234,445	818,362
Open trade equity, at fair value	-	14,836
Investments in private investment companies, at fair value	24,212,964	19,595,064
Interest receivable	8,690	3,029
Redemptions receivable from private investment companies	4,944	-

Total Assets	$26,420,472	$21,270,510

LIABILITIES & CAPITAL

LIABILITIES
Redemptions payable	$76,886	$68,242
Incentive fees payable to Managing Owner	76,963	54,702
Management fees payable to Managing Owner	1,601	1,431
Interest payable to Managing Owner	2,081	1,714
Trading fees payable to Managing Owner	80,225	70,998
Service fees payable to Managing Owner	38,007	31,919
Risk analysis fees payable	11,701	10,380
Subscriptions in advance for service fee rebates	681,885	673,809
Other liabilities	21,486	17,625

Total Liabilities	990,835	930,820

OWNERS’ CAPITAL
Managing Owner Units	268,246	214,522
Limited Owner Units	25,161,391	20,125,168

Total Owners’ Capital	25,429,637	20,339,690

Total Liabilities and Owners’ Capital	$26,420,472	$21,270,510

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Condensed Schedule of Investments (Unaudited)

March 31, 2022

		% of Total Capital
	Fair Value	(Net Asset Value)

PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Volt Diversified Alpha Feeder Fund (550) LLC)	$328,497	1.29%
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	2,804,986	11.03%
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	1,443,371	5.68%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	2,084,069	8.20%
Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	197,427	0.78%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	2,558,207	10.06%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	8,546,936	33.61%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	5,792,924	22.78%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	456,547	1.80%
Total Private Investment Companies	$24,212,964	95.22%
U.S. TREASURY SECURITIES

FACE VALUE

$1,016,500 US Treasury Note 6.875% due 08/15/2025 (Cost $1,173,060)	$1,160,001	4.56%
Total U.S. Treasury Securities	$1,160,001	4.56%

(1)	See Note 2 to the Financial Statements.
(2)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Condensed Schedule of Investments

December 31, 2021

		% of Total Capital
Description	Fair Value	(Net Asset Value)
LONG FUTURES CONTRACTS *
Various agriculture futures contracts (Far East)	$10,141	0.05%
Various agriculture futures contracts (Europe)	(21,640)	-0.11%
Various agriculture futures contracts (U.S.)	51,912	0.26%
Various base metals futures contracts (U.S.)	20,031	0.10%
Various currency futures contracts (Europe)	1,994	0.01%
Various currency futures contracts (Far East)	819	0.00%
Various currency futures contracts (Latin America)	6,710	0.03%
Various currency futures contracts (U.S.)	(9,800)	-0.05%
Various energy futures contracts (U.S.)	34	0.00%
Various interest rates futures contracts (Europe)	(718,038)	-3.53%
Various interest rates futures contracts (Far East)	(10,418)	-0.05%
Various interest rates futures contracts (U.S.)	(7,281)	-0.04%
Various precious metal futures contracts (U.S.)	19,168	0.09%
Various soft futures contracts (U.S.)	138,674	0.68%
Various stock index futures contracts (Europe)	1,508	0.01%
Various stock index futures contracts (Far East)	1,541	0.01%
Various stock index futures contracts (Oceanic)	1,236	0.01%
Various stock index futures contracts (Canada)	1,853	0.01%
Total Long Futures Contracts	$(511,556)	-2.52%

SHORT FUTURES CONTRACTS *
Various agriculture futures contracts (Far East)	$(27,804)	-0.14%
Various agriculture futures contracts (Europe)	20,105	0.10%
Various agriculture futures contracts (U.S.)	(11,749)	-0.06%
Various base metals futures contracts (U.S.)	(29,574)	-0.15%
Various currency futures contracts (Europe)	(18,181)	-0.09%
Various currency futures contracts (Far East)	(1,110)	-0.01%
Various currency futures contracts (Latin America)	(21,340)	-0.10%
Various currency futures contracts (U.S.)	6,288	0.03%
Various energy futures contracts (U.S.)	(10,792)	-0.05%
Various interest rates futures contracts (Europe)	785,677	3.86%
Various interest rates futures contracts (U.S.)	(625)	0.00%
Various precious metal futures contracts (U.S.)	(38,573)	-0.19%
Various soft futures contracts (U.S.)	(110,902)	-0.55%
Various stock index futures contracts (Canada)	(5,194)	-0.03%
Various stock index futures contracts (Europe)	(5,157)	-0.03%
Various stock index futures contracts (Far East)	(2,191)	-0.01%
Various stock index futures contracts (Oceanic)	(2,217)	-0.01%
Various stock index futures contracts (U.S.)	(269)	0.00%
Total Short Futures Contracts	$526,392	2.57%
Total Open Trade Equity (Deficit)	$14,836	0.05%

PRIVATE INVESTMENT COMPANIES (3)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$2,765,907	13.60%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	1,005,707	4.94%
Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	129,995	0.64%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	1,588,673	7.81%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	6,352,866	31.23%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	4,616,381	22.70%
Galaxy Plus Fund - JL Cyril Systematic Feeder Fund (547) LLC)	2,409,149	11.84%
Galaxy Plus Fund - Volt Diversified Alpha Feeder Fund (550) LLC)	252,149	1.24%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	474,234	2.33%
Total Private Investment Companies	$19,595,064	96.33%
U.S. TREASURY SECURITIES (2)

FACE VALUE

FACE VALUE US Treasury Note 6.875% due 08/15/2025 (Cost $142,326)	140,487	0.69%
Total U.S. Treasury Securities	$140,487	0.69%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Notes to Consolidated Financial Statements, Note 3.
(2)	See Notes to Consolidated Financial Statements, Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2022 and 2021

	March 31, 2022	March 31, 2021

Investment income:
Interest - net	$2,524	$3,721

Total Income	2,524	3,721

Expenses:
Incentive Fees (rebate)	76,272	49,840
Management Fees	4,403	4,619
Risk analysis Fees	1,321	1,386
Service Fees - Class 1	108,081	116,113
Due Diligence Fees	1,260	1,583
Trading Fees	219,472	243,165
Total Expenses	410,809	416,706

Investment income/(loss) - net	(408,285)	(412,985)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	271,469	371,559
Net unrealized gain/(loss) on private investment companies	8,459,282	976,504
Net realized gain/(loss) on private investment companies	(2,050,355)	249,922
Net change in open trade equity/(deficit)	42,742	(47,335)
Net realized gain/(loss) on U.S. Treasury securities	(5,054)	(9,269)
Net unrealized gain/(loss) on U.S. Treasury securities	(11,220)	(2,167)
Trading commissions	(3,120)	(6,017)

Net gain/(loss) on investments	6,703,744	1,533,197

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$6,295,459	$1,120,212

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Three Months Ending March 31, 2022

	Managing Owner	Limited Owners	Total

Owners’ Capital, December 31, 2021	$214,522	$20,125,168	$20,339,690

Sale of Units (including transfers)	-	-	-
Redemption of Units (including transfers)	(12,350)	(1,193,162)	(1,205,512)
Payment made by Related Party	-	-	-
Payment made by Managing Owner	-	-	-
Net increase/(decrease) in Owners’	66,074	6,229,385	6,295,459
Capital resulting from operations

Owners’ Capital, March 31, 2022	$268,246	$25,161,391	$25,429,637

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2022 and 2021

	March 31, 2022	March 31, 2021

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$6,295,463	$1,120,212
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity	14,836	47,335
Net change in ownership allocation of U.S. Treasury Securities	687	-
Net unrealized (gain)/loss on private investment companies	(8,459,281)	(976,504)
Net realized (gain)/loss on private investment companies	2,050,355	(249,922)
Net unrealized (gain)/loss on U.S. Treasury securities	11,220	2,167
Net realized (gain)/loss on U.S. Treasury securities	5,054	9,269
(Purchases) sales of:
(Purchases) of U.S. Treasury securities	(1,039,000)	(737,126)
Sales of U.S. Treasury securities	-	2,250,954
(Purchases) of Private Investment Companies	(3,342,514)	(3,696,290)
Sales of Private Investment Companies	5,133,547	4,825,149
U.S. Treasury interest and premium paid/amortized	2,524	3,721
Increase and/or decrease in:
Receivable from futures commission merchants	583,917	(507,424)
Interest receivable	(5,661)	40,451
Receivable from related parties	-	26,129
Redemptions receivable from private investment companies	(4,944)	21,558
Incentive fees payable to Managing Owner	22,261	49,840
Management fees payable to Managing Owner, net of change in receivable	170	(7,225)
Interest payable to Managing Owner	367	(633)
Trading fees payable to Managing Owner	9,227	1,789
Service fees payable to Managing Owner	6,088	91
Risk analysis fees payable	1,321	1,385
Payables to related parties	-	(26,129)
Subscriptions in advance for service fee rebates	8,076	8,543
Other liabilities	3,861	3,979

Net cash provided by operating activities	1,297,564	2,211,319

Cash Flows from Financing Activities:
Payment for redemption of capital	(1,205,512)	(2,204,269)
Redemptions payable	8,644	(19,847)

Net cash provided by (used in) financing activities	(1,196,868)	(2,224,116)

Net increase (decrease) in cash and cash equivalents	100,696	(12,795)

Cash and cash equivalents, beginning of period	698,732	468,466
Cash and cash equivalents, end of period	$799,428	$455,671

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

As of March 31, 2022, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into two separate Classes—Class 2 and Class 3. The Trust, with respect to the Frontier Select Fund, Frontier Global Fund and Frontier Heritage Fund separates Units into a maximum of three separate Classes—Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Balanced Fund separates Units into a maximum of five separate Classes—Class 1, Class 1AP, Class 2, Class 2A and Class 3A. The Trust, with respect to the Frontier Long/Short Commodity Fund separates Units into a maximum of five separate Classes—Class 1A, Class 2A, Class 2, Class 3A and Class 3.

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

The income or loss attributable thereto in proportion of investment level is shown in the statements of operations as net unrealized gain/(loss) on private investment companies. The Trading Companies and Series of the Trust are consolidated by the Trust. All intercompany transactions have been eliminated in consolidation.

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

Receivable from Futures Commission Merchants—The Trust deposits assets with an FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of March 31, 2022 and December 31, 2021 and included restricted cash for margin requirements of $236,513 and $801,701 for the Frontier Balanced Fund.

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

Income Taxes—The Trust applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust for the quarter ended March 31, 2022.

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

Each Series is charged service fees as outlined above. In some cases, amounts paid to selling agents might be less than the amount charged to the Series. When this occurs, the service fee is rebated back to the investor in the form of additional units. During 2021, 2020 and 2019, the Series were not allowed to issue additional units. The Managing Owner has determined that the purchase of additional units of the relevant Series will commence in 2022 when the Series are allowed to sell shares again. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $681,885 and $673,809 as of March 31, 2022 and December 31, 2021, respectively.

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

Swap Contracts. Certain Series of the Trust strategically invest a portion or all of their assets in total return swaps, selected at the direction of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more investment products or indices. In a typical swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. Swap contracts are reported at fair value upon daily reports from the counterparty. In addition, a third party takes the inputs from the counterparty, makes certain adjustments, and runs it through their pricing model to come up with their daily price. The fair value measurements of the swap contracts are valued using unadjusted inputs that were not internally developed. The Managing Owner reviews, compares and approves current day pricing of the CTA positions, as received from the counterparty which includes intra-day volatility and volume and daily index performance, as well as from a third party. Differences in prices exceeding 5% are investigated. Unexplainable differences are escalated to the Managing Owner’s Valuation Committee for evaluation and resolution. The Swap Contracts are reported at fair value using Level 3 inputs. All swap investments were liquidated in the year of 2020.

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

The following table summarizes the instruments that comprise the Trust’s financial asset portfolio, in aggregate, measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

March 31, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
U.S. Treasury Securities	$1,160,001	$-	$-	$1,160,001

December 31, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$14,836	$-	$-	$14,836
U.S. Treasury Securities	140,487	-	-	140,487

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

To help to reduce counterparty risk on the Series, the Managing Owner has the right to reduce the Series’ exposure and remove cash from the Series’ total return swaps with Deutsche Bank AG. This cash holding shall be in excess of $250,000 and may not exceed 40% of the index exposure in total. Index exposure is defined as the total notional amount plus any profit. The Series are charged interest on this cash holding and any amount removed will be offset against the final settlement value of the swap. All swap investments were liquidated in the year of 2020.

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

The following table summarizes the Trust’s equity in earnings from each of the private investment companies during the three months ended March 31, 2022 and 2021:

Three months ended March 31, 2022 and 2021

	Three Months Ended March, 2022				Three Months Ended March, 2021
	Trading	Realized	Change in Unrealized	Net Income	Trading	Realized	Change in Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$(4,059)	$2,577,640	$359,865	$2,933,446	$(6,562)	$447,803	$(72,658)	$368,583
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(5,786)	(1,136,665)	167,524	(974,927)	(9,998)	144,511	(306,321)	(171,808)
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(270)	70,364	(7,272)	62,822	(229)	23,549	(18,332)	4,988
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(5,068)	872,309	101,706	968,947	(3,139)	(229,555)	5,369	(227,325)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(3,235)	712,120	256,288	965,173	(7,086)	79,440	200,172	272,526
Galaxy Plus Fund - Quest FIT Feeder Fund (535) LLC	-	-	67,491	67,491	-	-	58,149	58,149
Galaxy Plus Fund - TT Feeder Fund (531) LLC	-	-	(242)	(242)	-	-	-	-
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(15,069)	1,439,330	275,941	1,700,202	(23,417)	1,321,005	(146,069)	1,151,519
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	-	-	86,500	86,500	(1,707)	(917,839)	716,976	(202,570)
Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC)	(2,454)	(268,651)	336,523	65,418	(1,808)	-	(28,559)	(30,367)
Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC	(962)	1,338,501	(803,442)	534,097	-	-	-	-

Total	$(36,903)	$5,604,948	$840,882	$6,408,927	$(53,946)	$868,914	$408,727	$1,223,695

The Trust’s investments in private investment companies have certain redemption and liquidity restrictions which are described in the following table:

	Redemptions	Redemptions	Liquidity
	Notice Period	Permitted	Restrictions

Frontier Funds
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None
Galaxy Plus Fund - Volt Diversified Alpha Feeder Fund (550) LLC)	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None

Effective January 1, 2022, John Locke Investments SA, accessed through Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC, ceased to act as a commodity trading advisor to the Trust.

Effective January 1, 2022, Quantica Capital AG, accessed through Galaxy Plus Fund – Quantica Managed Futures Feeder Fund (507) LLC, became a new commodity trading advisor for Frontier Balanced Fund, Frontier Diversified Fund, Frontier Masters Fund and Frontier Select Fund.

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

As of March 31, 2022, the Trust had a payable to the Managing Owner in the amounts of $76,963, $1,601, $2,081, $80,225 and $38,007 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

As of December 31, 2021, the Trust had a payable to the Managing Owner in the amounts of $54,702, $1,431, $1,714, $70,998 and $31,919 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

For the three months ended March 31, 2022 the Managing Owner earned $76,272, $4,403, $1,321, $108,081 and $219,472 for incentive fees, management fees, risk analysis fees, service fees, and trading fees, respectively.

For the three months ended March 31, 2021, the Managing Owner earned $49,840, $4,619, $1,386, $116,113 and $243,165 for incentive fees, management fees, risk analysis fees, service fees, and trading fees, respectively.

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

Aggregate interest income from all sources, including U.S. Treasury Securities assets net of premiums and cash held at clearing brokers, of up to the first 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Global Fund, Frontier Select Fund, and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (for the three months ended March 31, 2022, and March 31, 2021 amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees Class 1a, Class 2a and Class 3a), Frontier Masters Fund, and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 100% of the interest is retained by the respective Series.

During the three months ended March 31, 2022 and March 31, 2021 and, the Trust paid $5,480, and $4,145, respectively of such interest income to the Managing Owner. Such amounts are not included in the consolidated statements of operations of the Trust. All other interest income is recorded by the Trust on the consolidated statements of operations.

7. Financial Highlights

The following information presents the financial highlights of the Trust for the three months ended March 31, 2022 and March 31, 2021. This data has been derived from the information presented in the consolidated financial statements.

Three months ended March 31

	2022	2021
Ratios to average net assets (1)
Net investment income/(loss) (1)	-6.50%	-6.20%
Expenses before incentive fees (3)	6.20%	6.06%
Expenses after incentive fees (3)	6.55%	6.26%

Total return before incentive fees (2)	29.11%	6.45%
Total return after incentive fees (2)	28.76%	4.56%

(1)	Annualized with the exception of incentive fees.

(2)	Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Consolidated Statements of Operations of the Trust. See footnote 5.

The Trust financial highlights are calculated based upon the Trust’s consolidated financial statements. The consolidated Trust does not issue units and therefore the financial highlights do not disclose any unitized data.

8. Derivative Instruments and Hedging Activities

The Trust’s primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trust does not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trust’s derivatives by instrument types as of March 31, 2022 and December 31, 2021 is included in the Consolidated Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trust’s positions in swap contracts. There are embedded management fees in transacting these swaps ranging from 1% to 1.5% based on fair value of swaps and the embedded incentive fees ranging from 15% to 25% based on net new trading profits on swaps.

For the three months ended March 31, 2022 and March 31, 2021, the monthly average of futures, forwards and options contracts bought was approximately 373 and 788, respectively and sold was approximately 367 and 787, respectively.

The following tables summarize the trading revenues for the three months ended March 31, 2022 and March 31, 2021 by contract type:

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended March 31, 2022

Type of contract

Agriculturals	$(37,319)
Currencies	183,465
Energies	107,870
Interest rates	27,127
Metals	(188,863)
Stock indices	179,189
Realized trading income/(loss)(1)	$271,469

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

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended March 31, 2022

Type of contract

Agriculturals	$(2,154)
Currencies	(3,547)
Energies	14,760
Interest rates	17,389
Metals	15,429
Stock indices	865
Change in unrealized trading income/(loss)(1)	$42,742

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

The following tables present gross and net information about the Trust’s assets and liabilities subject the master netting arrangements as disclosed on the consolidated statements of financial condition as of Master 31, 2022 and December 31, 2021:

As of March 31, 2022

	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition
Open Trade Equity/(Deficit)	$-	$-	$-

As of December 31, 2021

	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition
Open Trade Equity/(Deficit)	$2,118,427	$(2,103,591)	$14,836

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

From April 1, 2022 through May 16, 2022, the Trust paid $899,225 in redemptions.

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

The following discussion and tables should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this quarterly report and our 2021 Annual Report on Form 10-K for the year ended December 31, 2021.

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

The Trust, with respect to each Series of Units, engages in the speculative trading of a diversified portfolio of futures, forward (including interbank foreign currencies) and options contracts and other derivative instruments (including swaps). The Trust allocates funds to affiliated Trading Companies and Galaxy Plus entities, each of which has one-year renewable contracts with its own independent Trading Advisor(s) that will manage all or a portion of the applicable Trading Company’s or Galaxy Plus entity’s assets, and make the trading decisions for the assets of each Series invested in such Trading Company or Gemini Plus entity. The assets of each Trading Company and Galaxy Plus entity will be segregated from the assets of each other Trading Company and Galaxy Plus entity. The Trust has a investment objective of increasing the value of the Units over the long term (capital appreciation), while controlling risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments (currencies). For additional overview of the Trust’s structure and business activities, see Item 1.

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

For the three months ended March 31, 2022, none of the series owned a swap investment and thus were not subject to any related embedded management and/or incentive fees.

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

The trading system and/or approach of each of the major Trading Advisors and the means by which the Series access those Trading Advisors are as follows:

Major Commodity Trading Advisor	Trading System Style	Accessed Through
Aspect Capital Limited (“Aspect”)	Systematic	Galaxy Plus
Fort, L.P. (“Fort”)	Systematic	Galaxy Plus
Quantitative Investment Management, LLC (“QIM”)	Systematic	Galaxy Plus
Quest Partners LLC (“Quest”)	Systematic	Galaxy Plus
Rosetta Capital Management, LLC (“Rosetta”)	Discretionary	Galaxy Plus
Welton Investment Partners LLC (“Welton”)	Systematic	Galaxy Plus
Wimmer Horizon, LLP (“Wimmer Horizon”)	Systematic	Trading Company
Quantica Capital AG (“Quantica”)	Systematic	Galaxy Plus
Volt Capital Management AB (“Volt”)	Systematic	Galaxy Plus

Effective January 1, 2022, John Locke Investments, SA accessed through Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC, ceased to act as a commodity trading advisor to the Trust.

Effective January 1, 2022, Quantica Capital AG, accessed through Galaxy Plus Fund – Quantica Managed Futures Feeder Fund (507) LLC, became a new commodity trading advisor for Frontier Balanced Fund, Frontier Diversified Fund, Frontier Masters Fund and Frontier Select Fund.

As of March 31, 2022, the allocation of the assets of each applicable Series of the Trust among the Trading Advisors was as follows:

Allocation as of March 31, 2022 (expressed as a percentage of aggregate notional exposure to commodity trading programs)

Advisor	Frontier Diversified Fund	Frontier Long/Short Commodity Fund	Frontier Masters Fund	Frontier Balanced Fund	Frontier Select Fund	Frontier Global Fund	Frontier Heritage Fund
Aspect Capital Limited	30%	-	60%	26%	-	100%	83%
Fort, L.P.	27%	-	-	8%	-	-	-
Volt Diversified Alpha Fund	-	21%	-	-	-	-	-
Quantitative Investment Management, LLC	8%	-	-	14%	-	-	-
Quantica Capital AG	9	-	25	15	45	-	-
Quest Partners LLC	18%	-	-	12%	-	-	-
Rosetta Capital Management, LLC	-	44%	-	-	-	-	-
Welton Investment Partners LLC	8%	35%	15%	15%	55%	-	17%
Wimmer Horizon	-	-	-	10%	-	-	-

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At March 31, 2022, cash deposited at the clearing brokers was $236,513 for the Trust. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each month. As of March 31, 2022, with the Federal Funds target rate at 0.25% to 0.50%, this amount is estimated to be 0.25%.  In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds and time deposits. Aggregate interest income from all sources, including U.S. Treasury Securities assets net of premiums and cash held at clearing brokers, of up to 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Global Fund, Frontier Select Fund, and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a and Class 3a), Frontier Masters Fund and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 100% of the interest is retained by the respective Series. The amount reflected in the financial statements for the Trust and Series are disclosed on a net basis. Due to some classes not exceeding the 2% paid to the Managing Owner, amounts earned by those classes may be zero.

Approximately 70% to 90% of the Trust’s assets are expected to be committed as required margin for futures contracts and forwards and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. treasury bills in segregated accounts with the futures broker pursuant to the CEA and regulations there under. The remaining approximately 10% to 30% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. federally chartered banks. As of March 31, 2022, total cash and cash equivalents held at banking institutions were $91,947 for the Frontier Diversified Fund, $41,036 for the Frontier Masters Fund, $43,661 for the Frontier Long/Short Commodity Fund, $431,827 for the Frontier Balanced Fund, $42,005 for the Frontier Select Fund, $69,369 for the Frontier Global Fund, and $79,583 for the Frontier Heritage Fund.

As a commodity pool, the Trust has large cash positions. Such cash positions are used to pay margin for the trading of futures, forwards and options, and also to pay redemptions. Generally, the Trust has not been forced to liquidate positions to fund redemptions. During the three months ended March 31, 2022, the Trust was able to pay all redemptions.

Off-Balance Sheet Risk

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. Each Trading Company trades in futures, forward and swap contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures positions held by a Trading Company in respect of any Series at the same time, and if the Trading Advisor(s) of such Trading Company are unable to offset such futures positions, such Trading Company could lose all of its assets and the holders of Units of such Series would realize a 100% loss. The Managing Owner seeks to minimize market risk through real-time monitoring of open positions and the level of diversification of each Trading Advisor’s portfolio. It is anticipated that any Trading Advisor’s margin-to-equity ratio will typically not exceed approximately 35% although the actual ratio could be higher or lower from time to time.

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

Results of Operations for the Three Months Ended March 31, 2022

Series Returns and Other Information

The returns for each Series and Class of Units for the three months ended March 31, 2022 and 2021, and related information, are discussed below. The activities of the Trust on a consolidated basis are explained through the activity of the underlying Series. Please refer to the discussion of the Series activities in relation to the Trust on a consolidated basis.

Each Series had exposure to commodity interest positions within one or more sectors during the three months ended March 31, 2022 and 2021. The performance of each Series was impacted over the course of the periods by, among other things, the relative performance of the relevant sector or sectors and the commodities within those sectors, the changing allocations among, and the specific positions taken by the Series’ Trading Advisors in, the relevant sector(s) and commodities, and the timing of entries and exits. For certain of the Series, a sector attribution chart has been included at the end of the relevant discussion. Each chart depicts the performance of the relevant Series’ positions within each of the relevant sectors (determined by the Managing Owner using monthly gross return and NAV figures, with various adjustments to net out a proportional allocation of the fees and expenses chargeable to the Series) during the periods presented.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021.

Frontier Diversified Fund

The Frontier Diversified Fund—Class 1 NAV gained 0% and gained 2.67%, respectively, for the three months ended March 31, 2022 and 2021, net of fees and expenses; the Frontier Diversified Fund—Class 2 NAV gained 21.16% and gained 3.11%, respectively, for the three months ended March 31, 2022 and 2021, net of fees and expenses; the Frontier Diversified Fund—Class 3 NAV gained 21.24% and gained 3.16%, respectively, for the three months ended March 31, 2022 and 2021.

For the three months ended March 31, 2022, the Frontier Diversified Fund recorded total expenses of $28,789, net investments loss of $27,424, net realized/unrealized gain on investments of $658,102 and resulting in a net increase in Owners’ capital from operations of $630,678. For the three months ended March 31, 2021, the Frontier Diversified Fund recorded total expenses of $37,188, net investments loss of $35,601, net realized/unrealized gain on investments of $155,800, and resulting in a net increase in Owners’ capital from operations of $120,199.

Please see additional discussion under “Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021–Frontier Diversified Fund.”

Frontier Masters Fund

The Frontier Masters Fund—Class 1 NAV gained 0% and gained 4.10%, respectively, for the three months ended March 31, 2022 and 2021, net of fees and expenses; the Frontier Masters Fund—Class 2 NAV gained 37.44% and gained 4.55%, respectively, for the three months ended March 31, 2022 and 2021, net of fees and expenses; the Frontier Masters Fund—Class 3 NAV gained 37.53% and gained 4.61%, respectively, for the three months ended March 31, 2022 and 2021, net of fees and expenses.

For the three months ended March 31, 2022, the Frontier Masters Fund recorded total expenses of $12,119, net investment loss of $11,455, net realized/unrealized gain on investments of $254,673, and resulting in a net increase in Owners’ capital from operations of $243,218. For the three months ended March 31, 2021, the Frontier Masters Fund recorded total expenses of $15,364, net investment loss of $14,509, net realized/unrealized gain on investments of $58,531, and resulting in a net increase in Owners’ capital from operations of $44,022.

Please see additional discussion under “Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021–Frontier Masters Fund.”

Frontier Long/Short Commodity Fund

The Frontier Long/Short Commodity Fund—Class 2 NAV gained 25.35% and gained 5.12%, respectively, for the three months ended March 31, 2022 and 2021, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 3 NAV gained 25.35% and gained 5.11%, respectively, for the three months ended March 31, 2022 and 2021, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 2a NAV gained 25.28% and gained 5.79%, respectively, for the three months ended March 31, 2022 and 2021, net of fees and expenses; the Frontier Long/Short Commodity Fund Class 3a NAV gained 25.36% and gained 5.82%, respectively, for the three months ended March 31, 2022 and 2021, net of fees and expenses.

For the three months ended March 31, 2022, the Frontier Long/Short Commodity Fund recorded total expenses of $8,617, net investment loss of $8,007, net realized/unrealized gain on investments of $307,897, and resulting in a net increase in Owners’ capital from operations of $299,890. For the three months ended March 31, 2021, the Frontier Long/Short Commodity Fund recorded total expenses of $8,909, net investment loss of $7,630, net realized/unrealized gain on investments of $75,732, and resulting in a net increase in Owners’ capital from operations of $68,102.

Please see additional discussion under “Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021–Frontier Long/Short Commodity Fund.”

Frontier Balanced Fund

The Frontier Balanced Fund—Class 1 NAV gained 28.98% and gained 4.32%, respectively, for the three months ended March 31, 2022 and 2021, net of fees and expenses; the Frontier Balanced Fund—Class 2 NAV gained 29.94% and gained 5.11%, respectively, for the three months ended March 31, 2022 and 2021, net of fees and expenses; the Frontier Balanced Fund—Class 2a NAV gained 29.97% and gained 5.11%, respectively, for the three months ended March 31, 2022 and 2021, net of fees and expenses; the Frontier Balanced Fund—Class 3a NAV gained 29.97% and gained 5.11%, respectively, for the three months ended March 31, 2022 and 2021, net of fees and expenses; the Frontier Balanced Fund—Class 1AP NAV gained 29.94% and gained 5.10%, respectively, for the three months ended March 31, 2022 and 2021, net of fees and expenses.

For the three months ended March 31, 2022, the Frontier Balanced Fund recorded total expenses of $245,738, net investment loss of $245,738, net realized/unrealized gain on investments of $2,960,709 and resulting in a net increase in Owners’ capital from operations of $2,714,971. For the three months ended March 31, 2021, the Frontier Balanced Fund recorded total expenses of $237,551, net investment loss of $237,551, net realized/unrealized gain on investments of $740,524, and resulting in a net increase in Owners’ capital from operations of $502,973.

Please see additional discussion under “Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021–Frontier Balanced Fund.”

Frontier Select Fund

The Frontier Select Fund—Class 1 NAV gained 31.86% and gained 6.84%, respectively, for the three months ended March 31, 2022 and 2021, net of fees and expenses; the Frontier Select Fund—Class 2 NAV gained 32.83% and gained 7.64%, respectively, for the three months ended March 31, 2022 and 2021, net of fees and expenses; the Frontier Select Fund—Class 1AP NAV gained 32.82% and gained 7.64%, respectively, for the three months ended March 31, 2022 and 2021.

For the three months ended March 31, 2022, the Frontier Select Fund recorded total expenses of $22,786, net investment loss of $22,786, net realized/unrealized gain on investments of $466,465, and resulting in a net increase in Owners’ capital from operations of $443,679. For the three months ended March 31, 2021, the Frontier Select Fund recorded total expenses of $22,793, net investment loss of $22,793, net realized/unrealized gain on investments of $131,786, and resulting in a net increase in Owners’ capital from operations of $108,993.

Please see additional discussion under “Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021–Frontier Select Fund.”

Frontier Global Fund

The Frontier Global Fund—Class 1 NAV gained 47.92% and gained 3.09%, respectively, for the three months ended March 31, 2022 and 2021, net of fees and expenses; the Frontier Global Fund—Class 2 NAV gained 49.02% and gained 3.85%, respectively, for the three months ended March 31, 2022 and 2021, net of fees and expenses.

For the three months ended March 31, 2022, the Frontier Global Fund recorded total expenses of $47,338, net investment loss of $47,338, net realized/unrealized gain on investments of $1,027,560, and resulting in a net increase in Owners’ capital from operations of $980,222. For the three months ended March 31, 2021, the Frontier Global Fund recorded total expenses of $55,068, net investment loss of $55,068, net realized/unrealized gain on investments of $143,706, and resulting in a net increase in Owners’ capital from operations of $88,638.

Please see additional discussion under “Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021–Frontier Global Fund.”

Frontier Heritage Fund

The Frontier Heritage Fund—Class 1 NAV gained 43.35% and gained 7.99%, respectively, for the three months ended March 31, 2022 and 2021, net of fees and expenses; the Frontier Heritage Fund—Class 2 NAV gained 44.43% and gained 8.79%, respectively for the three months ended March 31, 2022 and 2021, net of fees and expenses; the Frontier Heritage Fund—Class 1AP NAV gained 44.44% and gained 8.79%, respectively, for the three months ended March 31, 2022 and 2021.

For the three months ended March 31, 2022, the Frontier Heritage Fund recorded total expenses of $45,537, net investment loss of $45,537, net realized/unrealized gain on investment of $1,028,338, and resulting in a net increase in Owners’ capital from operations of $982,801. For the three months ended March 31, 2021, the Frontier Heritage Fund recorded total expenses of $39,833, net investment loss of $39,833, net realized/unrealized gain on investments of $227,118, and resulting in a net increase in Owners’ capital from operations of $187,285.

Please see additional discussion under “Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021–Frontier Heritage Fund.”

Three months ended March 31, 2022 Compared to three Months Ended March 31, 2021

Frontier Diversified Fund

2022

The Frontier Diversified Fund—Class 1 NAV gained 0% and gained 2.67%, respectively, for the three months ended March 31, 2022 and 2021, net of fees and expenses; the Frontier Diversified Fund—Class 2 NAV gained 21.16% and gained 3.11%, respectively, for the three months ended March 31, 2022 and 2021, net of fees and expenses; the Frontier Diversified Fund—Class 3 NAV gained 21.24% and gained 3.16%, respectively, for the three months ended March 31, 2022 and 2021.

For the three months ended March 31, 2022, the Frontier Diversified Fund recorded total expenses of $28,789, net investments loss of $27,424, net realized/unrealized gain on investments of $658,102 and resulting in a net increase in Owners’ capital from operations of $630,678. For the three months ended March 31, 2021, the Frontier Diversified Fund recorded total expenses of $37,188, net investments loss of $35,601, net realized/unrealized gain on investments of $155,800, and resulting in a net increase in Owners’ capital from operations of $120,199.

The NAV per Unit, Class 2, increased from $88.98 at December 31, 2021 to $107.81 as of March 31, 2022. The NAV per Unit, Class 3 increased from $83.56 at December 31, 2021 to $101.30 as of March 31, 2022. Total Class 2 subscriptions and redemptions for the period were $0 and $0, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $68,010, respectively. Ending capital at March 31, 2022 was $462,253 for Class 2, and $3,133,555 for Class 3. Ending capital at December 31, 2021 was $381,517 for Class 2, and $2,651,623 for Class 3.

For the three months ended March 31, 2022, Frontier Diversified Fund did not own a swap investment.

The Frontier Diversified Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors.

Frontier Diversified Fund Class 2 Sector Attributions
Q1 2022 and YTD
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2022
YTD

Frontier Diversified Fund Class 3 Sector Attributions
Q1 2022 and YTD
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2022
YTD

Frontier Diversified Fund Class 2 Major Advisors Performance
Q1 2022 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Aspect Capital Ltd
Fort LP (GC)
Quantica Capital
QIM
Quest Partners
Welton
Non-Major Advisors
Q1 2022
YTD

Frontier Diversified Fund Class 3 Major Advisors Performance
Q1 2022 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Aspect Capital Ltd
Fort LP (GC)
Quantica Capital
QIM
Quest Partners
Welton
Non-Major Advisors
Q1 2022
YTD

Five of the six sectors traded in the Frontier Diversified Fund were profitable in Q1 2022. Metals, Currencies, Energies, Agriculturals and Interest Rates were profitable while Stock Indices finished negative for the quarter.

Metals, Currencies, Energies, Agriculturals and Interest Rates were positive year-to-date (“YTD”) while Stock Indices were negative YTD.

In terms of major CTA performance, five of the six major CTAs in the Frontier Diversified Fund were profitable in Q1 2022. Aspect, Quantica, QIM, Quest and Welton finished positive for the quarter. Fort finished negative for the quarter. In terms of YTD performance Aspect, Quantica, QIM, Quest and Welton were positive YTD while Fort was negative YTD.

2021

The Frontier Diversified Fund—Class 1 NAV gained 2.67% and lost 21.71%, respectively, for the three months ended March 31, 2021 and 2020, net of fees and expenses; the Frontier Diversified Fund—Class 2 NAV gained 3.11% and lost 21.37%, respectively, for the three months ended March 31, 2021 and 2020, net of fees and expenses; the Frontier Diversified Fund—Class 3 NAV gained 3.16% and lost 21.32%, respectively, for the three months ended March 31, 2021 and 2020.

For the three months ended March 31, 2021, the Frontier Diversified Fund recorded total expenses of $37,188, net investment loss of $35,601, net realized/unrealized gain on investments of $155,800, and resulting in a net increase in Owners’ capital from operations of $120,199. For the three months ended March 31, 2020, the Frontier Diversified Fund recorded total expenses of $111,640, net investment loss of $111,606, net realized/unrealized loss on investments of $2,140,265, and resulting in a net decrease in Owners’ capital from operations of $2,251,871.

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

Frontier Masters Fund

2022

The Frontier Masters Fund—Class 1 NAV lost 0% and gained 4.10%, respectively, for the three months ended March 31, 2022 and 2021, net of fees and expenses; the Frontier Masters Fund—Class 2 NAV gained 37.44% and gained 4.55%, respectively, for the three months ended March 31, 2022 and 2021, net of fees and expenses; the Frontier Masters Fund—Class 3 NAV gained 37.53% and gained 4.61%, respectively, for the three months ended March 31, 2022 and 2021, net of fees and expenses.

For the three months ended March 31, 2022, the Frontier Masters Fund recorded total expenses of $12,119, net investment loss of $11,455, net realized/unrealized gain on investments of $254,673, and resulting in a net increase in Owners’ capital from operations of $243,218. For the three months ended March 31, 2021, the Frontier Masters Fund recorded total expenses of $15,364, net investment loss of $14,509, net realized/unrealized gain on investments of $58,531, and resulting in a net increase in Owners’ capital from operations of $44,022.

The NAV per Unit, Class 2, increased from $70.17 at December 31, 2021 to $96.44 as of March 31, 2022. The NAV per Unit, Class 3, increased from $66.15 at December 31, 2021 to $90.98 as of March 31, 2022. Total Class 2 subscriptions and redemptions for the period were $0 and $49,917, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $140,856,  respectively. Ending capital at March 31, 2022 was $205,913 for Class 2, and $554,206 for Class 3. Ending capital at December 31, 2021 was $198,399 for Class 2, and $509,275 for Class 3.

The Frontier Masters Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, Hybrids and Commodities sectors.

Frontier Masters Fund Class 2 Sector Attributions
Q1 2022 and YTD
40.00%
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2022
YTD

Frontier Masters Fund Class 3 Sector Attributions
Q1 2022 and YTD
40.00%
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2022
YTD

Frontier Masters Fund Class 2 Major Advisors Performance
Q1 2022 and YTD
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
Aspect Capital Ltd
Quantica Capital
Welton
Q1 2022
YTD

Frontier Masters Fund Class 3 Major Advisors Performance
Q1 2022 and YTD
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
Aspect Capital Ltd
Quantica Capital
Welton
Q1 2022
YTD

Five of the six sectors which traded in the Frontier Masters Fund were profitable in Q1 2022 and five of the six were profitable YTD. Metals, Currencies, Energies, Agriculturals and Interest Rates were profitable for Q1 2022 while Stock Indices finished negative for the quarter. Metals, Currencies, Energies, Agriculturals and Interest Rates were profitable YTD while Stock Indices finished negative YTD.

In terms of major CTA performance Aspect, Quantica and Welton finished positive for the quarter. No CTA’s were negative for the quarter. Aspect, Quantica and Welton were positive YTD. No CTA’s were negative YTD.

2021

The Frontier Masters Fund—Class 1 NAV gained 4.10% and lost 1.31%, respectively, for the three months ended March 31, 2021 and 2020, net of fees and expenses; the Frontier Masters Fund—Class 2 NAV gained 4.55 % and lost 1.15%, respectively, for the three months ended March 31, 2021 and 2020, net of fees and expenses; the Frontier Masters Fund—Class 3 NAV gained 4.61% and lost 1.09%, respectively, for the three months ended March 31, 2021 and 2020, net of fees and expenses.

For the three months ended March 31, 2021, the Frontier Masters Fund recorded total expenses of $15,364, net investment loss of $14,509, net realized/unrealized gain on investments of $58,531, and resulting in a net increase in Owners’ capital from operations of $44,022.

For the three months ended March 31, 2020, the Frontier Masters Fund recorded total expenses of $33,650, net investment loss of $32,660, net realized/unrealized gain on investments of $10,450, and resulting in a net decrease in Owners’ capital from operations of $22,210.

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

Frontier Long/Short Commodity Fund

2022

The Frontier Long/Short Commodity Fund—Class 2 NAV gained 25.35% and gained 5.12%, respectively, for the three months ended March 31, 2022 and 2021, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 3 NAV gained 25.35% and gained 5.11%, respectively, for the three months ended March 31, 2022 and 2021, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 2a NAV gained 25.28% and gained 5.79%, respectively, for the three months ended March 31, 2022 and 2021, net of fees and expenses; the Frontier Long/Short Commodity Fund Class 3a NAV gained 25.36% and gained 5.82%, respectively, for the three months ended March 31, 2022 and 2021, net of fees and expenses.

For the three months ended March 31, 2022, the Frontier Long/Short Commodity Fund recorded total expenses of $8,617, net investment loss of $8,007, net realized/unrealized gain on investments of $307,897, and resulting in a net increase in Owners’ capital from operations of $299,890. For the three months ended March 31, 2021, the Frontier Long/Short Commodity Fund recorded total expenses of $8,909, net investment loss of $7,630, net realized/unrealized gain on investments of $75,732, and resulting in a net increase in Owners’ capital from operations of $68,102.

The NAV per Unit, Class 2, increased from $89.97 as of December 31, 2021 to $112.78 at March 31, 2022. The NAV per Unit, Class 3, increased from $94.38 as of December 31, 2021 to $118.31 at March 31, 2022. The NAV per Unit, Class 2a, increased from $58.75 as of December 31, 2021 to $73.60 at March 31, 2022. The NAV per Unit, Class 3a, increased from $62.16 as of December 31, 2021 to $77.92 at March 31, 2022. Total Class 2 subscriptions and redemptions for the twelve months were $0 and $500, respectively. Total Class 3 subscriptions and redemptions for the three months were $0 and $56,440, respectively. Total Class 2a subscriptions and redemptions for the three months were $0 and $0, respectively. Total Class 3a subscriptions and redemptions for the three months were $0 and $0, respectively.

Ending capital at March 31, 2022 is $30,904 for Class 2, $1,086,238 for Class 3, $105,066 for Class 2a, and $261,066 for Class 3a. Ending capital at December 31, 2021 is $25,166 for Class 2, $923,058 for Class 3, $83,858 for Class 2a, and $208,242 for Class 3a.

For the three months ended March 31, 2022, Frontier Long/Short Commodity Fund did not own a swap investment.

The Frontier Long/Short Commodity Fund may have both long and short exposure to the Base Metals, Energies, Grains, Meats, Precious Metals, Financials and Softs sectors, although the majority of the exposure will typically be in the Energies, Metals and Softs sectors

Frontier Long/Short Commodity Fund Class 2 Sector Attributions
Q1 2022 and YTD
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q1 2022
YTD

Frontier Long/Short Commodity Fund Class 2A Sector Attributions
Q1 2022 and YTD
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q1 2022
YTD

Frontier Long/Short Commodity Fund Class 3 Sector Attributions
Q1 2022 and YTD
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q1 2022
YTD

Frontier Long/Short Commodity Fund Class 3A Sector Attributions
Q1 2022 and YTD
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q1 2022
YTD

Frontier Long/Short Commodity Fund Class 2
Major Advisors Performance
Q1 2022 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
Rosetta
Volt
Welton
Non-Major Advisors
Q1 2022
YTD

Frontier Long/Short Commodity Fund Class 2A
Major Advisors Performance
Q1 2022 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
Rosetta
Volt
Welton
Non-Major Advisors
Q1 2022
YTD

Frontier Long/Short Commodity Fund Class 3
Major Advisors Performance
Q1 2022 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
Rosetta
Volt
Welton
Non-Major Advisors
Q1 2022
YTD

Frontier Long/Short Commodity Fund Class 3A
Major Advisors Performance
Q1 2022 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
Rosetta
Volt
Welton
Non-Major Advisors
Q1 2022
YTD

All seven sectors traded in the Frontier Long/Short Commodity Fund were profitable in Q1 2022 and all seven were profitable YTD. Energies, Base Metals, Grains, Meats, Precious Metals, Softs and Financials finished Q1 2022 positive while none finished negative for the quarter. Energies, Base Metals, Grains, Meats, Precious Metals, Softs and Financials finished positive YTD. None were negative YTD.

In terms of major CTA performance Rosetta and Welton finished positive for the quarter. Volt was negative for the quarter.

In terms of YTD performance, Rosetta and Welton were positive YTD while Volt was negative YTD.

2021

The Frontier Long/Short Commodity Fund—Class 2 NAV gained 5.12% and gained 8.65%, respectively, for the three months ended March 31, 2021 and 2020, net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 3 NAV gained 5.11% and gained 8.60%, respectively, for the three months ended March 31, 2021 and 2020, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 1a NAV gained 0.00% and gained 7.89%, respectively, for the three months ended March 31, 2021 and 2020, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 2a NAV gained 5.79% and gained 8.40% respectively, for the three months ended March 31, 2021 and 2020, net of fees and expenses; the Frontier Long/Short Commodity Fund Class 3a NAV gained 5.82% and gained 8.52%, respectively, for the three months ended March 31, 2021 and 2020, net of fees and expenses.

For the three months ended March 31, 2021, the Frontier Long/Short Commodity Fund recorded total expenses of $8,909, net investment loss of $7,630, net realized/unrealized gain on investments of $75,732, and resulting in a net increase in Owners’ capital from operations of $68,102. For the three months ended March 31, 2020, the Frontier Long/Short Commodity Fund recorded total expenses of $9,751, net investment loss of $9,104, net realized/unrealized gain on investments of $122,801, and resulting in a net increase in Owners’ capital from operations of $113,697.

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

Frontier Balanced Fund

2022

The Frontier Balanced Fund—Class 1 NAV gained 28.98% and gained 4.32%, respectively, for the three months ended March 31, 2022 and 2021, net of fees and expenses; the Frontier Balanced Fund—Class 2 NAV gained 29.94% and gained 5.11%, respectively, for the three months ended March 31, 2022 and 2021, net of fees and expenses; the Frontier Balanced Fund—Class 2a NAV gained 29.97% and gained 5.11%, respectively, for the three months ended March 31, 2022 and 2021, net of fees and expenses; the Frontier Balanced Fund—Class 3a NAV gained 29.97% and gained 5.11%, respectively, for the three months ended March 31, 2022 and 2021, net of fees and expenses; the Frontier Balanced Fund—Class 1AP NAV gained 29.94% and gained 5.10%, respectively, for the three months ended March 31, 2022 and 2021, net of fees and expenses.

For the three months ended March 31, 2022, the Frontier Balanced Fund recorded total expenses of $245,738, net investment loss of $245,738, net realized/unrealized gain on investments of $2,960,709 and resulting in a net increase in Owners’ capital from operations of $2,714,971. For the three months ended March 31, 2021, the Frontier Balanced Fund recorded total expenses of $237,551, net investment loss of $237,551, net realized/unrealized gain on investments of $740,524, and resulting in a net increase in Owners’ capital from operations of $502,973.

The NAV per Unit, Class 1, increased from $82.82 as of December 31, 2021 to $106.82 at March 31, 2022. The NAV per Unit, Class 1AP, increased from $103.38 as of December 31, 2021 to $134.33 at March 31, 2022. The NAV per Unit, Class 2, increased from $139.40 as of December 31, 2021 to $181.14 at March 31, 2022. For Class 2a, the NAV per Unit increased from $120.98 as of December 31, 2021 to $157.24 at March 31, 2022. For Class 3a, the NAV per Unit increased from $120.57 as of December 31, 2021 to $156.71 at March 31, 2022. Total Class 1 subscriptions and redemptions for the three months were $0 and $437,606, respectively. Total Class 1AP subscriptions and redemptions for the three months were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the three months were $0 and $6,060, respectively. Total Class 2a subscriptions and redemptions for the three months were $0 and $5,000, respectively. Total Class 3a subscriptions and redemptions for the three months were $0 and $0, respectively. Ending capital at March 31, 2022, was $9,141,503 for Class 1, $85,797 for Class 1 AP, $1,985,183 for Class 2, $66,671 for Class 2a and $496,184 for Class 3a. Ending capital at December 31, 2021, was $7,471,841 for Class 1, $66,027 for Class 1 AP, $1,533,078 for Class 2, $56,328 for Class 2a and $381,759 for Class 3a.

For the three months ended March 31, 2022, Frontier Balanced Fund did not own a swap investment.

The Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Frontier Balanced Fund Class 1 Sector Attributions
Q1 2022 and YTD
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2022
YTD

Frontier Balanced Fund Class 1AP Sector Attributions
Q1 2022 and YTD
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2022
YTD

Frontier Balanced Fund Class 2 Sector Attributions
Q1 2022 and YTD
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2022
YTD

Frontier Balanced Fund Class 2A Sector Attributions
Q1 2022 and YTD
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2022
YTD

Frontier Balanced Fund Class 3A Sector Attributions
Q1 2022 and YTD
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2022
YTD

Frontier Balanced Fund Class 1 Major Advisors Performance
Q1 2022 and YTD
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Aspect Capital Ltd
Fort LP (GC)
Quantica Capital
QIM
Welton
Wimmer Horizon
Non-Major Advisors
Q1 2022
YTD

Frontier Balanced Fund Class 1AP Major Advisors Performance
Q1 2022 and YTD
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
Aspect Capital Ltd
Fort LP (GC)
Quantica Capital
QIM
Welton
Wimmer Horizon
Non-Major Advisors
Q1 2022
YTD

Frontier Balanced Fund Class 2 Major Advisors Performance
Q1 2022 and YTD
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
Aspect Capital Ltd
Fort LP (GC)
Quantica Capital
QIM
Welton
Wimmer Horizon
Non-Major Advisors
Q1 2022
YTD

Frontier Balanced Fund Class 2A Major Advisors Performance
Q1 2022 and YTD
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
Aspect Capital Ltd
Fort LP (GC)
Quantica Capital
QIM
Welton
Wimmer Horizon
Non-Major Advisors
Q1 2022
YTD

Frontier Balanced Fund Class 3A Major Advisors Performance
Q1 2022 and YTD
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
Aspect Capital Ltd
Fort LP (GC)
Quantica Capital
QIM
Welton
Wimmer Horizon
Non-Major Advisors
Q1 2022
YTD

Five of the six sectors traded in the Frontier Balanced Fund were profitable in Q1 2022 and five of the six were profitable YTD. Metals, Currencies, Energies, Agriculturals and Interest Rates were profitable for Q1 2022 while Stock Indices finished negative for the quarter. Metals, Currencies, Energies, Agriculturals and Interest Rates were positive YTD while Stock Indices were negative YTD.

In terms of major CTA performance, Aspect, Quantica, QIM, Welton and Wimmer Horizon finished positive for the quarter. Fort was negative for the quarter.

Aspect, Quantica, QIM, Welton and Wimmer Horizon were positive YTD while Fort was negative YTD.

2021

The Frontier Balanced Fund—Class 1 NAV gained 4.32% and lost 26.62%, respectively, for the three months ended March 31, 2021 and 2020, net of fees and expenses; the Frontier Balanced Fund—Class 2 NAV gained 5.11% and lost 26.08%, respectively, for the three months ended March 31, 2021 and 2020, net of fees and expenses; the Frontier Balanced Fund—Class 2a NAV gained 5.11% and lost 26.06%, respectively, for the three months ended March 31, 2021 and 2020, net of fees and expenses; the Frontier Balanced Fund—Class 3a NAV gained 5.11% and lost 26.07%, respectively, for the three months ended March 31, 2021 and 2020, net of fees and expenses; the Frontier Balanced Fund—Class 1AP NAV gained 5.10% and lost 26.08%, for the three months ended March 31, 2021 and 2020, net of fees and expenses.

For the three months ended March 31, 2021, the Frontier Balanced Fund recorded total expenses of $237,551, net investment loss of $237,551, net realized/unrealized gain on investments of $740,524, and resulting in a net increase in Owners’ capital from operations of $502,973. For the three months ended March 31, 2020, the Frontier Balanced Fund recorded total expenses of $330,819, net investment loss of $324,508, net realized/unrealized loss on investments of $5,418,209, and resulting in a net decrease in Owners’ capital from operations of $5,742,717.

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

Three of the six sectors traded in the Frontier Balanced Fund were profitable in Q1 2021 and three of the six were profitable YTD. Energies, Agriculturals and Stock Indices were profitable for Q1 2021 while Metals, Currencies and Interest Rates finished negative for the quarter. Energies, Agriculturals and Stock Indices were positive YTD while Metals, Currencies and Interest Rates were negative YTD.

In terms of major CTA performance, Aspect, Welton and Wimmer Horizon finished positive for the quarter. Fort, John Locke and QIM were negative for the quarter.

Aspect, Welton and Wimmer Horizon were positive YTD while Fort, John Locke and QIM were negative YTD.

Frontier Select Fund

2022

The Frontier Select Fund—Class 1 NAV gained 31.86% and gained 6.84%, respectively, for the three months ended March 31, 2022 and 2021, net of fees and expenses; the Frontier Select Fund—Class 2 NAV gained 32.83% and gained 7.64%,respectively, for the three months ended March 31, 2022 and 2021, net of fees and expenses; the Frontier Select Fund—Class 1AP NAV gained 32.82% and gained 7.64%, respectively, for the three months ended March 31, 2022 and 2021.

For the three months ended March 31, 2022, the Frontier Select Fund recorded total expenses of $22,786, net investment loss of $22,786, net realized/unrealized gain on investments of $466,465, and resulting in a net increase in Owners’ capital from operations of $443,679. For the three months ended March 31, 2021, the Frontier Select Fund recorded total expenses of $22,793, net investment loss of $22,793, net realized/unrealized gain on investments of $131,786, and resulting in a net increase in Owners’ capital from operations of $108,993.

The NAV per Unit, Class 1, increased from $63.39 as of December 31, 2021 to $83.58 at March 31, 2022. The NAV per Unit, Class 1AP, increased from $79.21 as of December 31, 2021 to $105.20 at March 31, 2022. The NAV per Unit, Class 2, increased from $105.10 as of December 31, 2021 to $139.61 at March 31, 2022. Total Class 1 subscriptions and redemptions for the three months ended March 31, 2022, were $0 and $30,962, respectively. Total Class 1AP subscriptions and redemptions for the three months ended March 31, 2022, were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the three months ended March 31, 2022, were $0 and $6,100, respectively. Ending capital at March 31, 2022 was $1,721,629 for Class 1, $13,626 for Class 1AP, and $87,232 for Class 2. Ending capital at December 31, 2021 was $1,334,518 for Class 1, $10,259 for Class 1AP, and $71,093 for Class 2.

For the three months ended March 31, 2022, Frontier Select Fund did not own a swap investment.

The Frontier Select Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors

Frontier Select Fund Class 1 Sector Attributions
Q1 2022 and YTD
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2022
YTD

Frontier Select Fund Class 1AP Sector Attributions
Q1 2022 and YTD
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2022
YTD

Frontier Select Fund Class 2 Sector Attributions
Q1 2022 and YTD
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2022
YTD

Frontier Select Fund Class 1 Major Advisor Performance
Q1 2022 and YTD
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
Quantica Capital
Welton
Q1 2022
YTD

Frontier Select Fund Class 1AP Major Advisor Performance
Q1 2022 and YTD
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
Quantica Capital
Welton
Q1 2022
YTD

Frontier Select Fund Class 2 Major Advisor Performance
Q1 2022 and YTD
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
Quantica Capital
Welton
Q1 2022
YTD

Five of the six sectors traded in the Frontier Select Fund were profitable in Q1 2022 and five of the six were profitable YTD. Metals, Currencies, Energies, Agriculturals and Interest Rates were positive while Stock Indices were negative for the quarter. Metals, Currencies, Energies, Agriculturals and Interest Rates were profitable YTD while Stock Indices finished negative YTD.

In terms of major CTA performance, Quantica and Welton finished positive for the quarter while no CTA’s finished negative for the quarter. Quantica and Welton finished positive YTD while no CTA’s finished negative YTD.

2021

The Frontier Select Fund—Class 1 NAV gained 6.84% and gained 1.39%, respectively, for the three months ended March 31, 2021 and 2020, net of fees and expenses; the Frontier Select Fund—Class 2 NAV gained 7.64% and gained 2.13%, respectively, for the three months ended March 31, 2021 and 2020, net of fees and expenses; the Frontier Select Fund—Class 1AP NAV gained 7.64% and gained 1.89%, respectively, for the three months ended March 31, 2021 and 2020.

For the three months ended March 31, 2021, the Frontier Select Fund recorded total expenses of $22,793, net investment loss of $22,793, net realized/unrealized gain on investments of $131,786, and resulting in a net increase in Owners’ capital from operations of $108,993. For the three months ended March 31, 2020, the Frontier Select Fund recorded total expenses of $37,115, net investment loss of $37,115, net realized/unrealized gain on investments of $81,804, and resulting in a net increase in Owners’ capital from operations of $44,689.

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

Frontier Global Fund

2022

The Frontier Global Fund—Class 1 NAV gained 47.92% and gained 3.09%, respectively, for the three months ended March 31, 2022 and 2021, net of fees and expenses; the Frontier Global Fund—Class 2 NAV gained 49.02% and gained 3.85%, respectively, for the three months ended March 31, 2022 and 2021, net of fees and expenses.

For the three months ended March 31, 2022, the Frontier Global Fund recorded total expenses of $47,338, net investment loss of $47,338, net realized/unrealized gain on investments of $1,027,560, and resulting in a net increase in Owners’ capital from operations of $980,222. For the three months ended March 31, 2021, the Frontier Global Fund recorded total expenses of $55,068, net investment loss of $55,068, net realized/unrealized gain on investments of $143,706, and resulting in a net increase in Owners’ capital from operations of $88,638.

The NAV per Unit, Class 1, increased from $109.45 at December 31, 2021 to $161.90 as of March 31, 2022. The NAV per Unit, Class 2, increased from $170.40 at December 31, 2021 to $253.94 as of March 31, 2022. Total Class 1 subscriptions and redemptions for the period were $0 and $160,162, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $144,947, respectively. Ending capital at March 31, 2022 was $2,660,475 for Class 1, $125,979 for Class 2 and Ending capital at December 31, 2021 was $1,926,328 for Class 1 and $185,013 for Class 2.

Frontier Global Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Frontier Global Fund Class 1 Sector Attributions
Q1 2022 and YTD
60.00%
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2022
YTD

Frontier Global Fund Class 2 Sector Attributions
Q1 2022 and YTD
60.00%
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2022
YTD

Five of the six sectors traded in the Frontier Global Fund were profitable in Q1 2022 and five of the six were profitable YTD. Metals, Currencies, Energies, Agriculturals and Interest Rates were positive while Stock Indices were negative for the quarter. Metals, Currencies, Energies, Agriculturals and Interest Rates were positive YTD while Stock Indices were negative YTD.

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

For the three months ended March 31, 2021, the Frontier Global Fund recorded total expenses of $55,068, net investment loss of $55,068, net realized/unrealized gain on investments of $143,706, and resulting in a net increase in Owners’ capital from operations of $88,638. For the three months ended March 31, 2020, the Frontier Global Fund recorded total expenses of $85,996, net investment loss of $85,996, net realized/unrealized gain on investments of $559,705, and resulting in a net increase in Owners’ capital from operations of $473,709.

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

Frontier Heritage Fund

2022

The Frontier Heritage Fund—Class 1 NAV gained 43.35% and gained 7.99%, respectively, for the three months ended March 31, 2022 and 2021, net of fees and expenses; the Frontier Heritage Fund—Class 2 NAV gained 44.43% and gained 8.79%, respectively for the three months ended March 31, 2022 and 2021, net of fees and expenses; the Frontier Heritage Fund—Class 1AP NAV gained 44.44% and gained 8.79%, respectively, for the three months ended March 31, 2022 and 2021.

For the three months ended March 31, 2022, the Frontier Heritage Fund recorded total expenses of $45,537, net investment loss of $45,537, net realized/unrealized gain on investment of $1,028,338, and resulting in a net increase in Owners’ capital from operations of $982,801. For the three months ended March 31, 2021, the Frontier Heritage Fund recorded total expenses of $39,833, net investment loss of $39,833, net realized/unrealized gain on investments of $227,118, and resulting in a net increase in Owners’ capital from operations of $187,285.

The NAV per Unit, Class 1, increased from $103.43 as of December 31, 2021 to $148.27 at March 31, 2022. The NAV per Unit, Class 1AP, increased from $129.19 as of December 31, 2021 to $186.60 at March 31, 2022. The NAV per Unit, Class 2, increased from $172.91 as of December 31, 2021 to $249.73 at March 31, 2022. Total Class 1 subscriptions and redemptions for the three months were $0 and $98,204, respectively. Total Class 1AP subscriptions and redemptions for the three months were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the three months were $0 and $750, respectively. Ending capital at March 31, 2022 was $2,913,912 for Class 1, $11,903 for Class 1AP, and $280,340 for Class 2. Ending capital at December 31, 2021 was $2,119,250 for Class 1, $8,242 for Class 1AP, and $194,816 for Class 2.

For the three months ended March 31, 2022, Frontier Heritage Fund did not own a swap investment.

The Frontier Heritage Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Frontier Heritage Fund Class 1 Sector Attributions
Q1 2022 and YTD
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2022
YTD

Frontier Heritage Fund Class 1AP Sector Attributions
Q1 2022 and YTD
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2022
YTD

Frontier Heritage Fund Class 2 Sector Attributions
Q1 2022 and YTD
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2022
YTD

Frontier Heritage Fund Class 1 Major Advisors Performance
Q1 2022 and YTD
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
Aspect Capital Ltd
Welton
Q1 2022
YTD

Frontier Heritage Fund Class 1AP Major Advisors Performance
Q1 2022 and YTD
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
Aspect Capital Ltd
Welton
Q1 2022
YTD

Frontier Heritage Fund Class 2 Major Advisors Performance
Q1 2022 and YTD
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
Aspect Capital Ltd
Welton
Q1 2022
YTD

Five of the six sectors traded in the Frontier Heritage Fund were profitable in Q1 2022 and five of the six were profitable YTD. Metals, Currencies, Energies, Agriculturals and Interest Rates were positive while Stock Indices were negative for the quarter. Metals, Currencies, Energies, Agriculturals and Interest Rates were positive YTD while Stock Indices were negative YTD.

In terms of major CTA performance, Aspect and Welton were positive for Q1 2022 while no CTA’s were negative for the quarter. Aspect and Welton were positive YTD while no CTA’s were negative YTD.

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

For the three months ended March 31, 2021, the Frontier Heritage Fund recorded total expenses of $39,833, net investment loss of $39,833, net realized/unrealized gain on investments of $227,118, and resulting in a net increase in Owners’ capital from operations of $187,285, after non-controlling interests of $0. For the three months ended March 31, 2020, the Frontier Heritage Fund recorded total expenses of $47,918, net investment loss of $47,918, net realized/unrealized gain on investments of $627,072, and resulting in a net increase in Owners’ capital from operations of $478,867, after non-controlling interests of $100,287.

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

In terms of major CTA performance, Aspect and Welton were positive for Q1 2021 while no CTA’s were negative for the quarter. Aspect and Welton were positive YTD while no CTA’s were negative YTD.

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

Value at Risk by Market Sectors

The following tables present the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of March 31, 2022 and December 31, 2021. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

DOMESTIC EXPOSURE

Frontier Balanced Fund:

	March 31, 2022		December 31, 2021
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$-	0.00%	$7,906	0.08%
Currencies	236,513	2.01%	817,788	8.60%
Stock Indices	-	0.00%	269	0.00%
Metals	-	0.00%	107,346	1.13%
Agriculturals/Softs	-	0.00%	313,239	3.29%
Energy	-	0.00%	10,826	0.11%
Total:	$236,513	2.01%	$1,257,374	13.21%

Value at Risk: Foreign Markets

The following tables present the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of March 31, 2022 and December 31, 2021. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

FOREIGN EXPOSURE

Frontier Balanced Fund

	March 31, 2022		December 31, 2021
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$-	0.00%	$1,514,134	15.92%
Currencies	-	0.00%	22,104	0.23%
Stock Indices	-	0.00%	20,897	0.22%
Agriculturals/Softs	-	0.00%	107,740	1.13%
Total:	$-	0.00%	$1,664,875	17.50%

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of March 31, 2022, by market sector.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chairman and Chief Financial Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), for the Trust and each Series as of March 31, 2022 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can only provide reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon their evaluation, the Chairman and Chief Financial Officer of the Managing Owner concluded that, as of the Evaluation Date, the disclosure controls and procedures for the Trust and each Series were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust and each Series required to be included in the Trust’s periodic SEC filing.

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

Management assessed the effectiveness of the internal control over financial reporting for the Trust and each Series as of March 31, 2022, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 report entitled Internal Control-Integrated Framework.

Based on that assessment, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that the Trust maintained effective internal control over financial reporting as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting for the quarter ended March 31, 2022.

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

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Trust’s annual report on Form 10-K for the fiscal year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding the sale of unregistered Units by the Trust for the three months ended March 31, 2022. The number of Units listed below for each transaction is the aggregate number of Units in the particular Series of the Trust purchased in such transaction. The consideration listed below for each transaction is, except as otherwise noted, the aggregate amount of cash paid for the Units purchased. For each transaction reported below, the price per Unit was NAV per Unit at the time of the transaction and the Managing Owner of the Trust was the purchaser of the Units. No underwriting discount or sales commission was paid or received with respect to any of the transactions reported below. The Trust claims an exemption from registration of each of the transactions listed below under Section 4(a)(2) of the Securities Act of 1933, as amended, as a sale by an issuer not involving a public offering.

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

Frontier Funds
(Registrant)

Date: May 16, 2022	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: May 16, 2022	By:	/s/ Patrick F. HART III
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Balanced Fund,
a Series of Frontier Funds
(Registrant)

Date: May 16, 2022	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: May 16, 2022	By:	/s/ Patrick F. HART III
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Heritage Fund,
a Series of Frontier Funds
(Registrant)

Date: May 16, 2022	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: May 16, 2022	By:	/s/ Patrick F. HART III
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Global Fund
a Series of Frontier Funds
(Registrant)

Date: May 16, 2022	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: May 16, 2022	By:	/s/ Patrick F. HART III
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Select Fund,
a Series of Frontier Funds (Registrant)

Date: May 16, 2022	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: May 16, 2022	By:	/s/ Patrick F. HART III
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Long/Short Commodity Fund, a Series of Frontier Funds (Registrant)

Date: May 16, 2022	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: May 16, 2022	By:	/s/ Patrick F. HART III
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Diversified Fund,
a Series of Frontier Funds
(Registrant)

Date: May 16, 2022	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: May 16, 2022	By:	/s/ Patrick F. HART III
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Masters Fund,
a Series of Frontier Funds
(Registrant)

Date: May 16, 2022	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: May 16, 2022	By:	/s/ Patrick F. HART III
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds