Form 10-Q
period 2022-06-30
Frontier Funds; Frontier Heritage Fund; Frontier Masters Fund; Frontier Select Fund; Frontier Long/Short Commodity Fund; Frontier Diversified Fund; Frontier Balanced Fund; Frontier Global Fund
filed 2022-08-12
CIK 1261379, 1389123, 1450722, 1389125, 1389128, 1450720, 1389122, 1389124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF JUNE 30, 2022, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

ii

PART I. FINANCIAL INFORMATION

Item 1.	Series Financial Statements

The Series of Frontier Funds

Statements of Financial Condition

June 30, 2022 (Unaudited) and December 31, 2021

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	6/30/2022	12/31/2021	6/30/2022	12/31/2021	6/30/2022	12/31/2021
ASSETS
Cash and cash equivalents	$25,493	$165,491	$11,472	$76,703	$15,197	$40,528
U.S. Treasury securities, at fair value	140,645	33,274	63,291	15,422	83,842	8,148
Investments in private investment companies, at fair value	3,424,080	2,838,658	862,585	638,376	1,533,963	1,209,022
Investments in unconsolidated trading companies, at fair value	34,687	30,788	15,610	14,270	20,678	7,541
Interest receivable	3,264	717	1,469	332	1,946	176

Total Assets	$3,628,169	$3,068,928	$954,427	$745,103	$1,655,626	$1,265,415

LIABILITIES & CAPITAL

LIABILITIES
Interest payable to Managing Owner	$-	$-	$-	$-	$46	$32
Redemptions payable	-	-	-	-	-	20,299
Service fees payable to Managing Owner	105	83	54	43	24	19
Trading fees payable to Managing Owner	11,919	9,217	4,851	3,882	3,589	3,407
Subscriptions in advance for service fee rebates	22,650	22,650	31,725	31,725	393	393
Other liabilities	2,334	3,838	1,051	1,779	1,389	941

Total Liabilities	$37,008	$35,788	$37,681	$37,429	$5,441	$25,091

CAPITAL
Managing Owner - Class 2	10,139	7,870	6,362	3,781	4,369	4,121
Managing Owner - Class 2a	-	-	-	-	10,971	7,619
Managing Owner - Class 3	27,831	22,677	3,201	3,933	-	-
Managing Owner - Class 3a	-	-	-	-	1,608	1,116
Limited Owner - Class 2	467,060	373,647	245,715	194,618	30,292	21,045
Limited Owner - Class 2a	-	-	-	-	109,782	76,239
Limited Owner - Class 3	3,086,131	2,628,946	661,468	505,342	1,194,539	923,058
Limited Owner - Class 3a	-	-	-	-	298,624	207,126

Total Owners’ Capital	3,591,161	3,033,140	916,746	707,674	1,650,185	1,240,324

Non-Controlling Interests	-	-	-	-	-	-

Total Capital	3,591,161	3,033,140	916,746	707,674	1,650,185	1,240,324

Total Liabilities and Capital	$3,628,169	$3,068,928	$954,427	$745,103	$1,655,626	$1,265,415

Units Outstanding
Class 2	4,163	4,288	2,135	2,828	268	280
Class 2a	N/A	N/A	N/A	N/A	1,428	1,428
Class 3	28,892	31,733	5,964	7,699	8,793	9,780
Class 3a	N/A	N/A	N/A	N/A	3,350	3,351

Net Asset Value per Unit
Class 2	$114.63	$88.98	$118.06	$70.17	$129.50	$89.97
Class 2a	N/A	N/A	N/A	N/A	$84.59	$58.75
Class 3	$107.78	$83.56	$111.44	$66.15	$135.85	$94.38
Class 3a	N/A	N/A	N/A	N/A	$89.61	$62.16

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Financial Condition

June 30, 2022 (Unaudited) and December 31, 2021

	Frontier Balanced Fund		Frontier Select Fund
	6/30/2022	12/31/2021	6/30/2022	12/31/2021
ASSETS
Cash and cash equivalents	$48,110	$188,010	$17,315	$51,140
U.S. Treasury securities, at fair value	265,418	37,801	95,524	10,282
Open trade equity, at fair value	29,051	14,836	-	-
Receivable from futures commission merchants	511,159	818,362	-	-
Investments in private investment companies, at fair value	11,862,622	8,928,481	2,103,035	1,374,376
Investments in unconsolidated trading companies, at fair value	65,459	34,977	23,559	9,514
Interest receivable	6,160	815	2,217	222

Total Assets	$12,787,979	$10,023,282	$2,241,650	$1,445,534

LIABILITIES & CAPITAL

LIABILITIES
Redemptions payable	$-	$20,382	$-	$-
Incentive fees payable to Managing Owner	17,810	54,702	-	-
Management fees payable to Managing Owner	1,502	1,431	-	-
Interest payable to Managing Owner	1,305	957	351	196
Service fees payable to Managing Owner	22,824	18,314	5,224	3,524
Trading fees payable to Managing Owner	44,622	32,970	5,409	3,682
Risk analysis fees payable	11,704	10,380	-	-
Subscriptions in advance for service fee rebates	380,999	369,341	21,552	21,076
Other liabilities	6,022	5,772	1,584	1,186

Total Liabilities	486,788	514,249	34,120	29,664

CAPITAL
Managing Owner - Class 2	62,624	43,148	22,380	14,981
Managing Owner - Class 2a	68,139	56,328	-	-
Limited Owner - Class 1	9,443,569	7,471,841	2,084,085	1,334,518
Limited Owner - Class 1AP	88,063	66,027	16,755	10,259
Limited Owner - Class 2	2,084,392	1,489,930	84,310	56,112
Limited Owner - Class 3a	554,404	381,759	-	-

Total Owners’ Capital	12,301,191	9,509,033	2,207,530	1,415,870

Non-Controlling Interests	-	-	-	-

Total Capital	12,301,191	9,509,033	2,207,530	1,415,870

Total Liabilities and Capital	$12,787,979	$10,023,282	$2,241,650	$1,445,534

Units Outstanding
Class 1	79,741	90,219	20,431	21,051
Class 1AP	587	639	129	129
Class 2	10,612	10,998	622	677
Class 2a	388	466	N/A	N/A
Class 3a	3,166	3,166	N/A	N/A

Net Asset Value per Unit
Class 1	$118.43	$82.82	$102.01	$63.39
Class 1AP	$150.04	$103.38	$129.36	$79.21
Class 2	$202.33	$139.40	$171.66	$105.10
Class 2a	$175.51	$120.98	N/A	N/A
Class 3a	$175.09	$120.57	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Financial Condition

June 30, 2022 (Unaudited) and December 31, 2021

	Frontier Global Fund		Frontier Heritage Fund
	6/30/2022	12/31/2021	6/30/2022	12/31/2021
ASSETS
Cash and cash equivalents	$29,684	$128,021	$27,804	$48,839
U.S. Treasury securities, at fair value	163,766	25,740	153,391	9,820
Investments in private investment companies, at fair value	3,109,713	2,137,382	3,565,497	2,338,774
Investments in unconsolidated trading companies, at fair value	40,390	23,818	37,832	9,087
Interest receivable	3,801	555	3,560	212

Total Assets	$3,347,354	$2,315,516	$3,788,084	$2,406,732

LIABILITIES & CAPITAL

LIABILITIES
Redemptions payable	$-	$27,561	$-	$-
Interest payable to Managing Owner	599	312	551	217
Service fees payable to Managing Owner	7,478	4,986	7,766	4,950
Trading fees payable to Managing Owner	12,402	9,533	12,198	8,307
Subscriptions in advance for service fee rebates	160,567	158,810	74,372	69,814
Other liabilities	2,719	2,973	2,550	1,136

Total Liabilities	183,765	204,175	97,437	84,424

CAPITAL
Managing Owner - Class 2	35,052	25,029	39,208	23,919
Limited Owner - Class 1	3,011,249	1,926,328	3,392,215	2,119,250
Limited Owner - Class 1AP	-	-	14,622	8,242
Limited Owner - Class 2	117,288	159,984	244,602	170,897

Total Owners’ Capital	3,163,589	2,111,341	3,690,647	2,322,308

Non-Controlling Interests	-	-	-	-

Total Capital	3,163,589	2,111,341	3,690,647	2,322,308

Total Liabilities and Capital	$3,347,354	$2,315,516	$3,788,084	$2,406,732

Units Outstanding
Class 1	15,049	17,600	18,765	20,491
Class 1AP	N/A	N/A	64	64
Class 2	482	1,086	925	1,127

Net Asset Value per Unit
Class 1	$200.09	$109.45	$180.77	$103.43
Class 1AP	N/A	N/A	$229.22	$129.19
Class 2	$316.20	$170.40	$306.76	$172.91

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

June 30, 2022 (Unaudited)

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	Fair	% of Total Capital (Net Asset	Fair	% of Total Capital (Net Asset	Fair	% of Total Capital (Net Asset
Description	Value	Value)	Value	Value)	Value	Value)
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$247,587	6.89%	$-	0.00%	$-	0.00%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	413,928	11.53%	-	0.00%	-	0.00%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	713,382	19.86%	-	0.00%	-	0.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	982,179	27.35%	361,295	39.41%	-	0.00%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	686,669	19.12%	267,108	29.14%	666,610	40.40%
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	380,335	10.59%	234,182	25.54%	-	0.00%
Galaxy Plus Fund - Volt Diversified Alpha Feeder Fund (550) LLC)	-	0.00%	-	0.00%	360,269	21.83%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	0.00%	-	0.00%	507,084	30.73%
Total Private Investment Companies	$3,424,080	95.34%	$862,585	94.09%	$1,533,963	92.96%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$34,687	0.97%	$15,610	1.70%	$20,678	1.25%
Total Investment in Unconsolidated Trading Companies	$34,687	0.97%	$15,610	1.70%	$20,678	1.25%

U.S. TREASURY SECURITIES (1)
	Fair Value		Fair Value		Fair Value
US Treasury Note 6.875% due 08/15/2025	$140,645	3.92%	$63,291	6.90%	$83,842	5.08%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value	Face Value
US Treasury Note 6.875% due 08/15/2025 (1)	$126,175	$56,779	$75,216

Additional Disclosure on U.S. Treasury Securities	Cost	Cost	Cost
US Treasury Note 6.875% due 08/15/2025 (1)	$141,082	$63,488	$84,102

(1)	See Note 2 to the Financial Statements.
(2)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

June 30, 2022 (Unaudited)

	Frontier		Frontier
	Balanced Fund		Select Fund
	Fair	% of Total Capital (Net Asset	Fair	% of Total Capital (Net Asset
Description	Value	Value)	Value	Value)
LONG FUTURES CONTRACTS*
Various agriculture futures contracts (Far East)	$(306)	0.00%	$-	0.00%
Various energy futures contracts (Far East)	(689)	-0.01%	-	0.00%
Various base metals futures contracts (U.S.)	29,873	0.24%	-	0.00%
Total Long Futures Contracts	$28,878	0.23%	$-	0.00%

SHORT FUTURES CONTRACTS*
Various agriculture futures contracts (Far East)	$302	0.00%	$-	0.00%
Various energy futures contracts (Far East)	(129)	0.00%	-	0.00%
Total Short Futures Contracts	$173	0.00%	$-	0.00%
Total Open Trade Equity (Deficit)	$29,051	0.23%	$-	0.00%

PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$465,684	3.79%	$-	0.00%
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	1,983,743	16.13%	742,711	33.64%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	1,741,394	14.16%	-	0.00%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	1,929,801	15.69%	-	0.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	2,731,400	22.20%	-	0.00%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	3,010,600	24.47%	1,360,324	61.62%
Total Private Investment Companies	$11,862,622	96.44%	$2,103,035	95.27%

INVESTMENT IN UNCONSOLIDATED COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$65,459	0.53%	$23,559	1.07%
Total Investment in Unconsolidated Trading Companies	$65,459	0.53%	$23,559	1.07%

U.S. TREASURY SECURITIES (1)
	Fair Value		Fair Value

US Treasury Note 6.875% due 08/15/2025	$265,418	2.16%	$95,524	4.33%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value

US Treasury Note 6.875% due 08/15/2025 (1)	$238,109	$85,696

Additional Disclosure on U.S. Treasury Securities	Cost	Cost

US Treasury Note 6.875% due 08/15/2025 (1)	$266,241	$95,821

*	Except for those items disclosed, no individual futures, or forwards position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Note 2 to the Financial Statements.
(2)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

June 30, 2022 (Unaudited)

	Frontier		Frontier
	Global Fund		Heritage Fund
	Fair	% of Total Capital (Net Asset	Fair	% of Total Capital (Net Asset
Description	Value	Value)	Value	Value)
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$3,109,713	98.30%	$2,578,594	69.87%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	-	-	986,903	26.74%
Total Private Investment Companies	$3,109,713	98.30%	$3,565,497	96.61%

INVESTMENT IN UNCONSOLIDATED COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$40,390	1.28%	$37,832	1.03%
Total Investment in Unconsolidated Trading Companies	$40,390	1.28%	$37,832	1.03%

U.S. TREASURY SECURITIES (1)
	Fair Value		Fair Value

US Treasury Note 6.875% due 08/15/2025	$163,766	5.18%	$153,391	4.16%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value

US Treasury Note 6.875% due 08/15/2025 (1)	$146,916	$137,609

Additional Disclosure on U.S. Treasury Securities	Cost	Cost

US Treasury Note 6.875% due 08/15/2025 (1)	$164,274	$153,868

(1)	See Note 2 to the Financial Statements.
(2)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

December 31, 2021

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	Fair	% of Total Capital (Net Asset	Fair	% of Total Capital (Net Asset	Fair	% of Total Capital (Net Asset
Description	Value	Value)	Value	Value)	Value	Value)
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$875,796	28.87%	$-	0.00%	$-	0.00%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	185,705	6.12%	-	0.00%	-	0.00%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	453,710	14.96%	-	0.00%	-	0.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	663,002	21.86%	279,895	39.55%	-	0.00%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	386,996	12.76%	193,269	27.31%	482,639	38.91%
Galaxy Plus Fund - JL Cyril Systematic Feeder Fund (547) LLC	273,449	9.02%	165,212	23.35%	-	0.00%
Galaxy Plus Fund - Volt Diversified Alpha Feeder Fund (550) LLC	-	0.00%	-	0.00%	252,149	20.33%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	0.00%	-	0.00%	474,234	38.23%
Total Private Investment Companies	$2,838,658	93.59%	$638,376	90.21%	$1,209,022	97.48%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$30,788	1.02%	$14,270	2.02%	$7,541	0.61%
Total Investment in Unconsolidated Trading Companies	$30,788	1.02%	$14,270	2.02%	$7,541	0.61%

U.S. TREASURY SECURITIES (1)
	Fair Value		Fair Value		Fair Value
US Treasury Note 6.875% due 08/15/2025	$33,274	1.10%	$15,422	2.18%	$8,148	0.66%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value	Face Value
US Treasury Note 6.875% due 08/15/2025 (1)	$27,592	$12,789	$6,757

Additional Disclosure on U.S. Treasury Securities	Cost	Cost	Cost
US Treasury Note 6.875% due 08/15/2025 (1)	$33,709	$15,624	$8,255

(1)	See Note 2 to the Financial Statements.
(2)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

December 31, 2021

	Frontier		Frontier
	Balanced Fund		Select Fund
	Fair	% of Total Capital (Net Asset	Fair	% of Total Capital (Net Asset
Description	Value	Value)	Value	Value)
LONG FUTURES CONTRACTS*
Various agriculture futures contracts (Far East)	$10,141	0.11%	$-	0.00%
Various agriculture futures contracts (Europe)	(21,640)	-0.23%	-	0.00%
Various agriculture futures contracts (U.S.)	51,912	0.55%	-	0.00%
Various base metals futures contracts (U.S.)	20,031	0.21%	-	0.00%
Various currency futures contracts (Europe)	1,994	0.02%	-	0.00%
Various currency futures contracts (Far East)	819	0.01%	-	0.00%
Various currency futures contracts (Latin America)	6,710	0.07%	-	0.00%
Various currency futures contracts (U.S.)	(9,800)	-0.10%	-	0.00%
Various energy futures contracts (U.S.)	34	0.00%	-	0.00%
Various interest rates futures contracts (Europe)	(718,038)	-7.55%	-	0.00%
Various interest rates futures contracts (Far East)	(10,418)	-0.11%	-	0.00%
Various interest rates futures contracts (U.S.)	(7,281)	-0.08%	-	0.00%
Various precious metal futures contracts (U.S.)	19,168	0.20%	-	0.00%
Various soft futures contracts (U.S.)	138,674	1.46%	-	0.00%
Various stock index futures contracts (Europe)	1,508	0.02%	-	0.00%
Various stock index futures contracts (Far East)	1,542	0.02%	-	0.00%
Various stock index futures contracts (Oceanic)	1,236	0.01%	-	0.00%
Various stock index futures contracts (Canada)	1,853	0.02%	-	0.00%
Total Long Futures Contracts	$(511,556)	-5.37%	$-	0.00%

SHORT FUTURES CONTRACTS*
Various agriculture futures contracts (Far East)	$(27,804)	-0.29%	$-	0.00%
Various agriculture futures contracts (Europe)	20,105	0.21%	-	0.00%
Various agriculture futures contracts (U.S.)	(11,749)	-0.12%	-	0.00%
Various base metals futures contracts (U.S.)	(29,574)	-0.31%	-	0.00%
Various currency futures contracts (Europe)	(18,181)	-0.19%	-	0.00%
Various currency futures contracts (Far East)	(1,110)	-0.01%	-	0.00%
Various currency futures contracts (Latin America)	(21,340)	-0.22%	-	0.00%
Various currency futures contracts (U.S.)	6,288	0.07%	-	0.00%
Various energy futures contracts (U.S.)	(10,792)	-0.11%	-	0.00%
Various interest rates futures contracts (Europe)	785,677	8.26%	-	0.00%
Various interest rates futures contracts (U.S.)	(625)	-0.01%	-	0.00%
Various precious metal futures contracts (U.S.)	(38,573)	-0.41%	-	0.00%
Various soft futures contracts (U.S.)	(110,902)	-1.17%	-	0.00%
Various stock index futures contracts (Canada)	(5,194)	-0.05%	-	0.00%
Various stock index futures contracts (Europe)	(5,157)	-0.05%	-	0.00%
Various stock index futures contracts (Far East)	(2,191)	-0.02%	-	0.00%
Various stock index futures contracts (Oceanic)	(2,217)	-0.02%	-	0.00%
Various stock index futures contracts (U.S.)	(269)	0.00%	-	0.00%
Total Short Futures Contracts	$526,392	5.56%	$-	0.00%
Total Open Trade Equity (Deficit)	$14,836	0.19%	$-	0.00%

PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$1,890,115	19.88%	$-	0.00%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	820,002	8.62%	-	0.00%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	1,134,963	11.94%	-	0.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	1,658,225	17.44%	-	0.00%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	2,032,209	21.37%	796,855	56.28%
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	1,392,967	14.65%	577,521	40.79%
Total Private Investment Companies	$8,928,481	93.90%	$1,374,376	97.07%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$34,977	0.37%	$9,514	0.67%
Total Investment in Unconsolidated Trading Companies	$34,977	0.37%	$9,514	0.67%

U.S. TREASURY SECURITIES (1)
	Fair Value		Fair Value

US Treasury Note 6.875% due 08/15/2025	$37,801	0.40%	$10,282	0.73%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value

US Treasury Note 6.875% due 08/15/2025 (1)	$31,347	$8,527

Additional Disclosure on U.S. Treasury Securities	Cost	Cost

US Treasury Note 6.875% due 08/15/2025 (1)	$38,296	$10,417

*	Except for those items disclosed, no individual futures, or forwards position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Note 2 to the Financial Statements.
(2)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

December 31, 2021

	Frontier		Frontier
	Global Fund		Heritage Fund
	Fair	% of Total Capital (Net Asset	Fair	% of Total Capital (Net Asset
Description	Value	Value)	Value	Value)
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$2,137,382	101.23%	$1,614,360	69.52%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	-	-	724,414	31.19%
Total Private Investment Companies	$2,137,382	101.23%	$2,338,774	100.71%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$23,818	1.13%	$9,087	0.39%
Total Investment in Unconsolidated Trading Companies	$23,818	1.13%	$9,087	0.39%

U.S. TREASURY SECURITIES (1)
	Fair Value		Fair Value

US Treasury Note 6.875% due 08/15/2025	$25,740	1.22%	$9,820	0.42%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value

US Treasury Note 6.875% due 08/15/2025 (1)	$21,345	$8,143

Additional Disclosure on U.S. Treasury Securities	Cost	Cost

US Treasury Note 6.875% due 08/15/2025 (1)	$26,077	$9,948

*	Except for those items disclosed, no individual futures, or forwards contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Note 2 to the Financial Statements.
(2)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Operations (Unaudited)

For the Three Months Ended June 30, 2022 and 2021

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	6/30/2022	6/30/2021	6/30/2022	6/30/2021	6/30/2022	6/30/2021

Investment income:
Interest - net	$1,412	$37	$590	$977	$743	$1,024

Total Income	1,412	37	590	977	743	1,024

Expenses:
Service Fees - Class 1	314	501	151	147	70	58
Due Diligence Fees	1,157	1,107	267	258	119	97
Trading Fees	34,703	33,037	14,083	13,305	10,582	10,050

Total Expenses	36,174	34,645	14,501	13,710	10,771	10,205

Investment (loss) - net	(34,762)	(34,608)	(13,911)	(12,733)	(10,028)	(9,181)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	140,198	119,013	144,846	47,971	200,052	110,809
Net realized gain/(loss) on private investment companies	134,711	102,200	38,302	1,507	24,943	21,791
Net realized gain/(loss) on U.S. Treasury securities	(2,996)	423	(1,417)	(235)	(1,986)	(394)
Net unrealized gain/(loss) on U.S. Treasury securities	1,027	(1,226)	748	(380)	906	(618)
Change in fair value of investments in unconsolidated trading companies	4,611	(4,773)	1,460	(960)	2,441	785

Net gain/(loss) on investments	277,551	215,637	183,939	47,903	226,356	132,373

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	242,789	181,029	170,028	35,170	216,328	123,192

Less: Operations attributable to non-controlling interests	-	-	-	-	-	-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$242,789	$181,029	$170,028	$35,170	$216,328	$123,192

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	N/A	$3.06	N/A	$(57.44)	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	N/A	N/A
Class 2	$6.82	$4.19	$21.62	$2.91	$16.72	$8.10
Class 2a	N/A	N/A	N/A	N/A	$10.99	$5.25
Class 3	$6.48	$3.98	$20.46	$2.78	$17.54	$8.50
Class 3a	N/A	N/A	N/A	N/A	$11.69	$5.59

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds

Statements of Operations (Unaudited)

For the Three Months Ended June 30, 2022 and 2021

	Frontier Balanced Fund		Frontier Select Fund
	6/30/2022	6/30/2021	6/30/2022	6/30/2021

Investment income:
Interest - net	$-	$158	$-	$-

Total Income/(loss)	-	158	-	-

Expenses:
Incentive Fees (rebate)	17,119	-	-	-
Interest - net	1,009	-	-	-
Management Fees	4,475	4,595	-	-
Service Fees - Class 1	75,296	65,729	14,957	11,804
Risk analysis Fees	1,343	1,378	-	-
Trading Fees	132,234	109,550	16,193	12,010

Total Expenses	231,476	181,252	31,150	23,814

Investment (loss) - net	(231,476)	(181,094)	(31,150)	(23,814)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	48,150	109,163	-	-
Net unrealized gain/(loss) on private investment companies	1,192,706	365,892	386,850	91,604
Net realized gain/(loss) on private investment companies	252,550	200,304	45,166	28,299
Net change in open trade equity/(deficit)	29,052	(122,628)	-	-
Net realized gain/(loss) on U.S. Treasury securities	(14,175)	(9)	(1,819)	(325)
Net unrealized gain/(loss) on U.S. Treasury securities	3,704	(5,051)	1,047	(132)
Trading commissions	(1,688)	(348)	-	-
Change in fair value of investments in unconsolidated trading companies	26,281	(8,036)	1,675	149

Net gain/(loss) on investments	1,536,580	539,287	432,919	119,595

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	1,305,104	358,193	401,769	95,781

Less: Operations attributable to non-controlling interests	-	-	-	-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$1,305,104	$358,193	$401,769	$95,781

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$11.61	$2.47	$18.43	$3.61
Class 1AP	$15.71	$3.80	$24.16	$5.03
Class 2	$21.19	$5.13	$32.05	$6.67
Class 2a	$18.27	$4.49	N/A	N/A
Class 3a	$18.38	$4.47	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds

Statements of Operations (Unaudited)

For the Three Months Ended June 30, 2022 and 2021

	Frontier Global Fund		Frontier Heritage Fund
	6/30/2022	6/30/2021	6/30/2022	6/30/2021

Investment income:
Interest - net	$-	$-	$-	$-

Total Income	-	-	-	-

Expenses:
Service Fees - Class 1	22,797	20,452	25,084	17,745
Trading Fees	37,908	37,220	37,092	25,996

Total Expenses	60,705	57,672	62,176	43,741

Investment (loss) - net	(60,705)	(57,672)	(62,176)	(43,741)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	493,733	96,849	596,719	156,345
Net realized gain/(loss) on private investment companies	218,519	41,313	157,214	21,910
Net realized gain/(loss) on U.S. Treasury securities	(2,872)	(144)	(2,000)	(367)
Net unrealized gain/(loss) on U.S. Treasury securities	1,505	(427)	1,124	(499)
Change in fair value of investments in unconsolidated trading companies	2,757	(970)	1,686	390

Net gain/(loss) on investments	713,642	136,621	754,743	177,779

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	652,937	78,949	692,567	134,038

Less: Operations attributable to non-controlling interests	-	-	-	-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$652,937	$78,949	$692,567	$134,038

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$38.19	$2.96	$32.50	$5.49
Class 1AP	N/A	N/A	$42.62	$7.71
Class 2	$62.26	$5.84	$57.03	$10.31

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Operations (Unaudited)

For the Six Months Ended June 30, 2022 and 2021

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	6/30/2022	6/30/2021	6/30/2022	6/30/2021	6/30/2022	6/30/2021

Investment income:
Interest - net	$2,777	$1,624	$1,254	$1,832	$1,353	$2,303

Total Income	2,777	1,624	1,254	1,832	1,353	2,303

Expenses:
Service Fees - Class 1	565	1,550	267	357	126	112
Due Diligence Fees	2,102	2,309	489	549	212	187
Trading Fees	62,296	67,974	25,864	28,168	19,050	18,815

Total Expenses	64,963	71,833	26,620	29,074	19,388	19,114

Investment (loss) - net	(62,186)	(70,209)	(25,366)	(27,242)	(18,035)	(16,811)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	1,221,894	303,721	625,866	82,310	502,457	175,088
Net realized gain/(loss) on private investment companies	(298,169)	65,228	(191,530)	14,192	25,991	23,096
Net realized gain/(loss) on U.S. Treasury securities	(3,824)	(1,318)	(1,840)	(1,239)	(2,430)	(2,344)
Net unrealized gain/(loss) on U.S. Treasury securities	(894)	(1,666)	187	(630)	(33)	(643)
Change in fair value of investments in unconsolidated trading companies	16,646	5,472	5,929	11,801	8,268	12,908

Net gain/(loss) on investments	935,653	371,437	438,612	106,434	534,253	208,105

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	873,467	301,228	413,246	79,192	516,218	191,294

Less: Operations attributable to non-controlling interests	-	-	-	-		-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$873,467	$301,228	$413,246	$79,192	$516,218	$191,294

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	N/A	$5.00	N/A	$(55.18)	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	N/A	N/A
Class 2	$25.65	$6.95	$47.89	$5.98	$39.53	$12.50
Class 2a	N/A	N/A	N/A	N/A	$25.84	$8.45
Class 3	$24.22	$6.62	$45.29	$5.71	$41.47	$13.11
Class 3a	N/A	N/A	N/A	N/A	$27.45	$8.99

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds

Statements of Operations (Unaudited)

For the Six Months Ended June 30, 2022 and 2021

	Frontier Balanced Fund		Frontier Select Fund
	6/30/2022	6/30/2021	6/30/2022	6/30/2021

Investment income:
Interest - net	$-	$158	$-	$-

Total Income/(loss)	-	158	-	-

Expenses:
Incentive Fees (rebate)	93,391	49,840	-	-
Interest - net	1,124	-	-	-
Management Fees	8,878	9,214	-	-
Service Fees - Class 1	136,659	132,996	25,882	23,242
Risk analysis Fees	2,664	2,764	-	-
Trading Fees	234,498	223,989	28,054	23,365

Total Expenses	477,214	418,803	53,936	46,607

Investment (loss) - net	(477,214)	(418,645)	(53,936)	(46,607)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	319,619	480,722	-	-
Net unrealized gain/(loss) on private investment companies	4,962,148	754,501	1,362,894	101,623
Net realized gain/(loss) on private investment companies	(884,407)	249,166	(468,370)	142,733
Net change in open trade equity/(deficit)	71,794	(169,963)	-	-
Net realized gain/(loss) on U.S. Treasury securities	(16,103)	(630)	(2,205)	(1,342)
Net unrealized gain/(loss) on U.S. Treasury securities	(418)	(5,303)	236	(322)
Trading commissions	(4,808)	(6,365)	-	-
Change in fair value of investments in unconsolidated trading companies	49,464	(22,317)	6,829	8,689

Net gain/(loss) on investments	4,497,289	1,279,811	899,384	251,381

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	4,020,075	861,166	845,448	204,774

Less: Operations attributable to non-controlling interests	-	-	-	-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$4,020,075	$861,166	$845,448	$204,774

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$35.61	$5.93	$38.62	$7.62
Class 1AP	$46.66	$8.74	$50.15	$10.45
Class 2	$62.93	$11.80	$66.56	$13.87
Class 2a	$54.53	$10.27	N/A	N/A
Class 3a	$54.52	$10.24	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds

Statements of Operations (Unaudited)

For the Six Months Ended June 30, 2022 and 2021

	Frontier Global Fund		Frontier Heritage Fund
	6/30/2022	6/30/2021	6/30/2022	6/30/2021

Investment income:
Interest - net	$-	$-	$-	$-

Total Income	-	-	-	-

Expenses:
Service Fees - Class 1	39,786	40,390	43,465	33,902
Trading Fees	68,257	72,350	64,248	49,672

Total Expenses	108,043	112,740	107,713	83,574

Investment (loss) - net	(108,043)	(112,740)	(107,713)	(83,574)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	1,368,633	143,997	1,542,982	340,148
Net realized gain/(loss) on private investment companies	364,588	123,999	232,969	54,282
Net realized gain/(loss) on U.S. Treasury securities	(3,385)	(1,879)	(2,532)	(1,568)
Net unrealized gain/(loss) on U.S. Treasury securities	59	(953)	(296)	(983)
Change in fair value of investments in unconsolidated trading companies	11,307	15,163	9,958	13,018

Net gain/(loss) on investments	1,741,202	280,327	1,783,081	404,897

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	1,633,159	167,587	1,675,368	321,323

Less: Operations attributable to non-controlling interests	-	-	-	-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$1,633,159	$167,587	$1,675,368	$321,323

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$90.64	$6.38	$77.34	$13.16
Class 1AP	N/A	N/A	$100.03	$17.95
Class 2	$145.80	$12.29	$133.85	$24.01

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital (Unaudited)

For the Three Months Ended June 30, 2022

	Frontier Diversified Fund						Frontier Masters Fund
	Class 2	Class 2	Class 3	Class 3	Non-		Class 2	Class 2	Class 3	Class 3	Non-
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, March 31, 2022	$9,535	$452,718	$26,874	$3,106,681	$-	$3,595,808	$5,197	$200,716	$4,459	$549,747	$-	$760,119

Redemption of Units	-	(15,125)	(750)	(231,561)	-	(247,436)	-	-	(2,000)	(11,403)	-	(13,403)
Transfer of Units In(Out)	-	-	-	-	-	-	-	2	-	-	-	2
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	604	29,467	1,707	211,011	-	242,789	1,165	44,997	742	123,124	-	170,028

Owners’ Capital, June 30, 2022	$10,139	$467,060	$27,831	$3,086,131	$-	$3,591,161	$6,362	$245,715	$3,201	$661,468	$-	$916,746

Owners’ Capital - Units, March 31, 2022	89	4,199	265	30,667			53	2,082	50	6,042

Sale of Units (including transfers)	-	-	-	-			-	-	-	-
Redemption of Units (including transfers)	-	(125)	(7)	(2,033)			-	-	(21)	(107)

Owners’ Capital - Units, June 30, 2022	89	4,074	258	28,634			53	2,082	29	5,935

Net asset value per unit at March 31, 2022		$107.81		$101.30				$96.44		$90.98

Change in net asset value per unit for the three months ended June 30, 2022		6.82		6.48				21.62		$20.46

Net asset value per unit at June 30, 2022 (1)		$114.63		$107.78				$118.06		$111.44

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital (Unaudited)

For the Three Months Ended June 30, 2022

	Frontier Long/Short Commodity Fund
	Class 2		Class 3	Class 2a		Class 3a		Non-
	Managing Owner	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, March 31, 2022	$4,524	$26,380	$1,086,238	$9,546	$95,520	$1,398	$259,668	$-	$1,483,274

Sale of Units	-	-	-	-	-	-	-	-	-
Redemption of Units	(750)	-	(48,667)	-	-	-	-	-	(49,417)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	595	3,912	156,968	1,425	14,262	210	38,956	-	216,328

Owners’ Capital, June 30, 2022	$4,369	$30,292	$1,194,539	$10,971	$109,782	$1,608	$298,624	$-	$1,650,185

Owners’ Capital - Units, March 31, 2022	40	234	9,181	129	1,299	18	3,350

Sale of Units (including transfers)	-	-	-	-	-	-	-
Redemption of Units (including transfers)	(6)	-	(388)	-	-	-	-

Owners’ Capital - Units, June 30, 2022	34	234	8,793	129	1,299	18	3,350

Net asset value per unit at March 31, 2022		$112.78	$118.31		$73.60		$77.92

Change in net asset value per unit for the three months ended June 30, 2022		16.72	17.54		10.99		11.69

Net asset value per unit at June 30, 2022 (1)		$129.50	$135.85		$84.59		$89.61

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital (Unaudited)

For the Three Months Ended June 30, 2022

	Frontier Balanced Fund
	Class 1	Class 1AP	Class 2		Class 2a		Class 3a	Non-
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Controlling Interests	Total

Owners’ Capital, March 31, 2022	$9,141,503	$85,797	$56,067	$1,929,116	$66,671	$-	$496,184	$-	$11,775,338

Sale of Units	-	-	-	-	-	-	-	-	-
Redemption of Units	(700,342)	(7,580)	-	(65,329)	(6,000)	-	-	-	(779,251)
Transfer of Units In (Out)	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	1,002,408	9,846	6,557	220,605	7,468	-	58,220	-	1,305,104

Owners’ Capital, June 30, 2022	$9,443,569	$88,063	$62,624	$2,084,392	$68,139	$-	$554,404	$-	$12,301,191

Owners’ Capital - Units, March 31, 2022	85,575	639	310	10,649	424	-	3,166

Sale of Units (including transfers)	-	-	-	-	-	-	-
Redemption of Units (including transfers)	(5,834)	(52)	-	(347)	(36)	-	-

Owners’ Capital - Units, June 30, 2022	79,741	587	310	10,302	388	-	3,166

Net asset value per unit at March 31, 2022	$106.82	$134.33		$181.14		$157.24	$156.71
Change in net asset value per unit for the three months ended June 30, 2022	11.61	15.71		21.19		18.27	18.38
Net asset value per unit at June 30, 2022 (1)	$118.43	$150.04		$202.33		$175.51	$175.09

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital (Unaudited)

For the Three Months Ended June 30, 2022

	Frontier Select Fund						Frontier Global Fund					Frontier Heritage Fund
	Class 1	Class 1AP	Class 2		Non-		Class 1	Class 2		Non-		Class 1	Class 1AP	Class 2		Non-
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, March 31, 2022	$1,721,629	$13,626	$18,665	$68,567	$-	$1,822,487	$2,660,475	$31,787	$94,192	$-	$2,786,454	$2,913,912	$11,903	$33,523	$246,817	$-	$3,206,155

Sale of Units	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemption of Units	(16,226)	-	(500)	-	-	(16,726)	(271,801)	(4,000)	(1)	-	(275,802)	(149,049)	-	(1,750)	(57,276)	-	(208,075)
Transfer of Units In(Out)	-	-	-		-	-	-	-	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	378,682	3,129	4,215	15,743	-	401,769	622,575	7,265	23,097	-	652,937	627,352	2,719	7,435	55,061	-	692,567

Owners’ Capital, June 30, 2022	$2,084,085	$16,755	$22,380	$84,310	$-	$2,207,530	$3,011,249	$35,052	$117,288	$-	$3,163,589	$3,392,215	$14,622	$39,208	$244,602	$-	$3,690,647

Owners’ Capital - Units, March 31, 2022	20,598	129	133	492			16,433	125	371			19,653	64	135	988

Sale of Units (including transfers)	-	-	-	-			-	-	-			-	-	-	-
Redemption of Units (including transfers)	(167)	-	(3)	-			(1,384)	(14)	-			(888)	-	(7)	(191)

Owners’ Capital - Units, June 30, 2022	20,431	129	130	492			15,049	111	371			18,765	64	128	797

Net asset value per unit at March 31, 2022	$83.58	$105.20		$139.61			$161.90		$253.94			$148.27	$186.60		$249.73
Change in net asset value per unit for the three months ended June 30, 2022	18.43	24.16		32.05			38.19		62.26			32.50	42.62		57.03
Net asset value per unit at June 30, 2022 (1)	$102.01	$129.36		$171.66			$200.09		$316.20			$180.77	$229.22		$306.76

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital (Unaudited)

For the Six Months Ended June 30, 2022

	Frontier Diversified Fund						Frontier Masters Fund
	Class 2	Class 2	Class 3	Class 3	Non-		Class 2	Class 2	Class 3	Class 3	Non-
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total
Owners’ Capital, December 31, 2021	$7,870	$373,647	$22,677	$2,628,946	$-	$3,033,140	$3,781	$194,618	$3,933	$505,342	$-	$707,674

Sale of Units	-	-	-	-	-	-	-	-	-	-	-	-
Redemption of Units	-	(15,125)	(1,250)	(299,071)	-	(315,446)	-	(49,915)	(2,700)	(151,559)	-	(204,174)
Transfer of Units In(Out)	-	-	-	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	2,269	108,538	6,404	756,256	-	873,467	2,581	101,012	1,968	307,685	-	413,246

Owners’ Capital, June 30, 2022	$10,139	$467,060	$27,831	$3,086,131	$-	$3,591,161	$6,362	$245,715	$3,201	$661,468	$-	$916,746

Owners’ Capital - Units, December 31, 2021	89	4,199	271	31,462			53	2,775	60	7,639

Sale of Units (including transfers)	-	-	-	-			-	-	-	-
Redemption of Units (including transfers)	-	(125)	(13)	(2,828)			-	(693)	(31)	(1,704)

Owners’ Capital - Units, June 30, 2022	89	4,074	258	28,634			53	2,082	29	5,935

Net asset value per unit at December 31, 2021		$88.98		$83.56				$70.17		$66.15

Change in net asset value per unit for the six months ended June 30, 2022		25.65		24.22				47.89		$45.29

Net asset value per unit at June 30, 2022 (1)		$114.63		$107.78				$118.06		$111.44

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital (Unaudited)

For the Six Months Ended June 30, 2022

	Frontier Long/Short Commodity Fund
	Class 2		Class 3	Class 2a		Class 3a		Non-
	Managing Owner	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total
Owners’ Capital, December 31, 2021	$4,121	$21,045	$923,058	$7,619	$76,239	$1,116	$207,126	$-	$1,240,324

Sale of Units	-	-	-	-	-	-	-	-	-
Redemption of Units	(1,250)	-	(105,107)	-	-	-	-	-	(106,357)
Transfer of Units In(Out)	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	1,498	9,247	376,588	3,352	33,543	492	91,498	-	516,218

Owners’ Capital, June 30, 2022	$4,369	$30,292	$1,194,539	$10,971	$109,782	$1,608	$298,624	$-	$1,650,185

Owners’ Capital - Units, December 31, 2021	46	234	9,780	129	1,299	18	3,350

Sale of Units (including transfers)	-	-	-	-	-	-	-
Redemption of Units (including transfers)	(12)	-	(987)	-	-	-	-

Owners’ Capital - Units, June 30, 2022	34	234	8,793	129	1,299	18	3,350

Net asset value per unit at December 31, 2021		$89.97	$94.38		$58.75		$62.16

Change in net asset value per unit for the six months ended June 30, 2022		39.53	41.47		25.84		27.45

Net asset value per unit at June 30, 2022 (1)		$129.50	$135.85		$84.59		$89.61

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital (Unaudited)

For the Six Months Ended June 30, 2022

	Frontier Balanced Fund
	Class 1	Class 1AP	Class 2		Class 2a		Class 3a	Non-
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Controlling Interests	Total
Owners’ Capital, December 31, 2021	$7,471,841	$66,027	$43,148	$1,489,930	$56,328	$-	$381,759	$-	$9,509,033

Sale of Units	-	-	-	-	-	-	-	-	-
Redemption of Units	(1,137,948)	(7,580)	-	(71,389)	(11,000)	-	-	-	(1,227,917)
Transfer of Units In (Out)	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	3,109,676	29,616	19,476	665,851	22,811	-	172,645	-	4,020,075

Owners’ Capital, June 30, 2022	$9,443,569	$88,063	$62,624	$2,084,392	$68,139	$-	$554,404	$-	$12,301,191

Owners’ Capital - Units, December 31, 2021	90,219	639	310	10,688	466	-	3,166

Sale of Units (including transfers)	-	-	-	-	-	-	-
Redemption of Units (including transfers)	(10,478)	(52)	-	(386)	(78)	-	-

Owners’ Capital - Units, June 30, 2022	79,741	587	310	10,302	388	-	3,166

Net asset value per unit at December 31, 2021	$82.82	$103.38		$139.40		$120.98	$120.57

Change in net asset value per unit for the six months ended June 30, 2022	35.61	46.66		62.93		54.53	54.52
Net asset value per unit at June 30, 2022 (1)	$118.43	$150.04		$202.33		$175.51	$175.09

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital (Unaudited)

For the Six Months Ended June 30, 2022

	Frontier Select Fund						Frontier Global Fund					Frontier Heritage Fund
	Class 1	Class 1AP	Class 2		Non-		Class 1	Class 2		Non-		Class 1	Class 1AP	Class 2		Non-
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2021	$1,334,518	$10,259	$14,981	$56,112	$-	$1,415,870	$1,926,328	$25,029	$159,984	$-	$2,111,341	$2,119,250	$8,242	$23,919	$170,897	$-	$2,322,308

Sale of Units	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemption of Units	(47,188)	-	(1,400)	(5,200)	-	(53,788)	(431,963)	(8,000)	(140,948)	-	(580,911)	(247,253)	-	(2,500)	(57,276)	-	(307,029)
Transfer of Units In(Out)	-	-	-		-	-	-	-	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	796,755	6,496	8,799	33,398	-	845,448	1,516,884	18,023	98,252	-	1,633,159	1,520,218	6,380	17,789	130,981	-	1,675,368

Owners’ Capital, June 30, 2022	$2,084,085	$16,755	$22,380	$84,310	$-	$2,207,530	$3,011,249	$35,052	$117,288	$-	$3,163,589	$3,392,215	$14,622	$39,208	$244,602	$-	$3,690,647

Owners’ Capital - Units, December 31, 2021	21,051	129	142	535			17,600	147	939			20,491	64	139	988

Sale of Units (including transfers)	-	-	-	-			-	-	-			-	-	-	-
Redemption of Units (including transfers)	(620)	-	(12)	(43)			(2,551)	(36)	(568)			(1,726)	-	(11)	(191)

Owners’ Capital - Units, June 30, 2022	20,431	129	130	492			15,049	111	371			18,765	64	128	797

Net asset value per unit at December 31, 2021	$63.39	$79.21		$105.10			$109.45		$170.40			$103.43	$129.19		$172.91
Change in net asset value per unit for the six months ended June 30, 2022	38.62	50.15		66.56			90.64		145.80			77.34	100.03		133.85
Net asset value per unit at June 30, 2022 (1)	$102.01	$129.36		$171.66			$200.09		$316.20			$180.77	$229.22		$306.76

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2022 and June 30, 2021

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	6/30/2022	6/30/2021	6/30/2022	6/30/2021	6/30/2022	6/30/2021

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$873,467	$301,228	$413,246	$79,192	$516,218	$191,294
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in ownership allocation of U.S. Treasury securities	56,353	167,625	25,845	(73,093)	1,220	(60,288)
Net unrealized (gain)/loss on U.S. Treasury securities	894	1,666	(187)	630	33	643
Net realized (gain)/loss on U.S. Treasuries securities	3,824	1,318	1,840	1,239	2,430	2,344
Net unrealized (gain)/loss on private investment companies	(1,221,894)	(303,721)	(625,866)	(82,310)	(502,457)	(175,088)
Net realized (gain)/loss on private investment companies	298,169	(65,228)	191,530	(14,192)	(25,991)	(23,096)
(Purchases) sales of:
Sales of U.S. Treasury securities	86,763	325,294	40,914	155,012	57,431	548,272
(Purchases) of U.S. Treasury securities	(257,982)	(256,616)	(117,533)	(127,722)	(138,161)	(154,028)
U.S. Treasury interest and premium paid/amortized	2,777	1,624	1,254	1,832	1,353	2,303
(Purchases) of Private Investment Companies	(613,516)	(781,274)	(302,963)	(95,425)	(93,344)	(614,286)
Sale of Private Investment Companies	951,819	1,571,835	513,090	439,370	296,851	269,876
Increase and/or decrease in:
Investments in unconsolidated trading companies, at fair value	(3,899)	(13)	(1,340)	(4,939)	(13,137)	7,405
Interest receivable	(2,547)	4,683	(1,137)	(886)	(1,770)	6,695
Receivable from related parties	-	4,892	-	266	-	5,205
Redemptions receivable from private investment companies	-	31,886	-	24,837	-	1,251
Interest payable to Managing Owner	-	-	-	-	14	(50)
Trading fees payable to Managing Owner	2,702	(1,989)	969	(1,020)	182	1,211
Service fees payable to Managing Owner	22	(227)	11	(23)	5	2
Subscriptions in advance for service fee rebates	-	-	-	-	-	(1)
Other liabilities	(1,504)	(1,137)	(730)	521	448	(2,087)

Net cash provided by (used in) operating activities	175,448	1,001,846	138,943	303,289	101,325	7,577

Cash Flows from Financing Activities:
Payment for redemption of units	(315,446)	(1,075,432)	(204,174)	(264,981)	(106,357)	(92,154)
Change in owner redemptions payable	-	-	-	(38,128)	(20,299)	-

Net cash provided by (used in) financing activities	(315,446)	(1,075,432)	(204,174)	(303,109)	(126,656)	(92,154)

Net increase (decrease) in cash and cash equivalents	(139,998)	(73,586)	(65,231)	180	(25,331)	(84,577)

Cash and cash equivalents, beginning of period	165,491	87,715	76,703	4,771	40,528	93,327
Cash and cash equivalents, end of period	$25,493	$14,129	$11,472	$4,951	$15,197	$8,750

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2022 and June 30, 2021

	Frontier Balanced Fund		Frontier Select Fund
	6/30/2022	6/30/2021	6/30/2022	6/30/2021

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$4,020,075	$861,166	$845,448	$204,774
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	(14,215)	171,872	-	-
Net change in ownership allocation of U.S. Treasury securities	(165,314)	391,346	(2,741)	(124,904)
Net unrealized (gain)/loss on U.S. Treasury securities	418	5,303	(236)	322
Net realized (gain)/loss on U.S. Treasury securities	16,103	630	2,205	1,342
Net unrealized (gain)/loss on private investment companies	(4,962,148)	(754,501)	(1,362,894)	(101,623)
Net realized (gain)/loss on private investment companies	884,407	(249,166)	468,370	(142,733)
(Purchases) sales of:
Sales of U.S. Treasury securities	403,167	901,441	52,905	216,892
(Purchases) of U.S. Treasury securities	(481,992)	(902,849)	(137,374)	(130,240)
U.S. Treasury interest and premium paid/amortized	-	158	-	-
(Purchases) of Private Investment Companies	(1,863,575)	(1,809,666)	(674,005)	(202,221)
Sale of Private Investment Companies	3,007,175	3,365,145	839,870	478,134
Increase and/or decrease in:
Receivable from futures commission merchants	307,203	(62,196)	-	-
Investments in unconsolidated trading companies, at fair value	(30,482)	(28,931)	(14,045)	(3,273)
Interest receivable	(5,345)	7,306	(1,995)	(756)
Receivable from related parties	-	14,602	-	-
Incentive fees payable to Managing Owner	(36,892)	-	-	-
Management fees payable to Managing Owner	71	(7,343)	-	-
Interest payable to Managing Owner	348	494	155	(72)
Trading fees payable to Managing Owner	11,652	(1,338)	1,727	177
Service fees payable to Managing Owner	4,510	(1,900)	1,700	(2)
Risk analysis fees payable	1,324	1,392	-	-
Payables to related parties	-	-	-	(26,129)
Redemptions receivable from private investment companies	-	55,473	-	67,876
Subscriptions in advance for service fee rebates	11,658	11,418	476	915
Other liabilities	250	1,673	397	388

Net cash provided by (used in) operating activities	1,108,398	1,971,529	19,963	238,867

Cash Flows from Financing Activities:
Payment for redemption of units	(1,227,917)	(2,166,686)	(53,788)	(236,095)
Change in owner redemptions payable	(20,381)	-	-	-

Net cash provided by (used in) financing activities	(1,248,298)	(2,166,686)	(53,788)	(236,095)

Net increase (decrease) in cash and cash equivalents	(139,900)	(195,157)	(33,825)	2,772

Cash and cash equivalents, beginning of period	188,010	261,803	51,140	-
Cash and cash equivalents, end of period	$48,110	$66,646	$17,315	$2,772

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2022 and June 30, 2021

	Frontier Global Fund		Frontier Heritage Fund
	6/30/2022	6/30/2021	6/30/2022	6/30/2021

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$1,633,159	$167,587	$1,675,368	$321,323
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in ownership allocation of U.S. Treasury securities	33,475	(220,772)	41,510	(88,516)
Net unrealized (gain)/loss on U.S. Treasury securities	(59)	953	296	983
Net realized (gain)/loss on U.S. Treasuries securities	3,385	1,879	2,532	1,568
Net unrealized (gain)/loss on private investment companies	(1,368,633)	(143,997)	(1,542,982)	(340,148)
Net realized (gain)/loss on private investment companies	(364,588)	(123,999)	(232,969)	(54,282)
(Purchases) sale of:
Sales of U.S. Treasury Securities	83,667	376,788	59,404	238,362
(Purchases) of U.S. Treasury securities	(258,494)	(225,077)	(247,313)	(191,271)
(Purchases) of Private Investment Companies	(209,693)	(356,758)	(117,734)	(350,778)
Sale of Private Investment Companies	970,583	846,796	666,962	601,370
Increase and/or decrease in:
Investments in unconsolidated trading companies, at fair value	(16,572)	(7,323)	(28,745)	(7,203)
Interest receivable	(3,246)	(1,387)	(3,348)	(853)
Receivable from related parties	-	319	-	845
Interest payable to Managing Owner	287	(94)	334	96
Trading fees payable to Managing Owner	2,869	783	3,891	1,282
Service fees payable to Managing Owner	2,492	(41)	2,816	512
Subscriptions in advance for service fee rebates	1,757	2,101	4,558	3,224
Other liabilities	(254)	791	1,414	654

Net cash provided by (used in) operating activities	510,135	318,549	285,994	137,168

Cash Flows from Financing Activities:
Payment for redemption of units	(580,911)	(317,123)	(307,029)	(161,004)
Change in owner redemptions payable	(27,561)	-	-	17,221

Net cash provided by (used in) financing activities	(608,472)	(317,123)	(307,029)	(143,783)

Net increase (decrease) in cash and cash equivalents	(98,337)	1,426	(21,035)	(6,615)

Cash and cash equivalents, beginning of period	128,021	5,694	48,839	15,156
Cash and cash equivalents, end of period	$29,684	$7,120	$27,804	$8,541

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements

1. Organization and Purpose

Frontier Funds, which is referred to in this report as the “Trust”, was formed on August 8, 2003, as a Delaware statutory trust. Please refer to the consolidated financial statements of the Trust included within this periodic report. The Trust is a multi-advisor commodity pool, as described in Commodity Futures Trading Commission (“CFTC”) Regulation § 4.10(d)(2). The Trust has authority to issue separate series, or each, a Series, of units of beneficial interest (the “Units”) pursuant to the requirements of the Delaware Statutory Trust Act, as amended (the “Trust Act”). The assets of each Series are valued and accounted for separately from the assets of other Series. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). It is managed by Frontier Fund Management, LLC (the “Managing Owner”).

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

As of June 30, 2022, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into two separate Classes—Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund and Frontier Heritage Fund separates Units into three separate Classes—Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Global Fund separates Units into two separate Classes—Class 1 and Class 2. The Trust, with respect to the Frontier Balanced Fund separates Units five separate Classes—Class 1, Class 1AP, Class 2, Class 2a and Class 3a. The Trust, with respect to the Frontier Long/Short Commodity Fund separates Units into four separate Classes—Class 2, Class 2a, Class 3 and Class 3a.

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

Receivable From Futures Commission Merchants—The Series of the Trust deposit assets with an FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust, with respect to the Series, earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of June 30, 2022 and December 31, 2021 included restricted cash for margin requirements of $508,933 and $801,701 respectively, for the Frontier Balanced Fund.

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

Each Series is charged service fees as outlined above. In some cases, amounts paid to selling agents might be less than the amount charged to the Series. When this occurs, the service fee is rebated back to the investor in the form of additional units. During 2020, 2021 and 2022 the Series were not allowed to issue additional units. The Managing Owner has determined that the purchase of additional units of the relevant Series will commence in 2021 when the Series are allowed to sell shares again. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $22,650, $393, $31,725, $380,999, $21,552, $160,567 and $74,372 for the Frontier Diversified, Long/Short Commodity, Masters, Balanced, Select, Global and Heritage Funds, respectively, as of June 30, 2022.

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

The following table summarizes investment in each Series measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value.

June 30, 2022	Practical Expedients	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$34,687		$-	$-	$34,687
U.S. Treasury Securities		140,645	-	-	140,645
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	15,610		-	-	15,610
U.S. Treasury Securities		63,291	-	-	63,291
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	20,678		-	-	20,678
U.S. Treasury Securities		83,842	-	-	83,842
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	65,459		-	-	65,459
Open Trade Equity (Deficit)		29,051	-	-	29,051
U.S. Treasury Securities		265,418	-	-	265,418
Frontier Select Fund			-
Investment in Unconsolidated Trading Companies	23,559		-	-	23,559
U.S. Treasury Securities		95,524	-	-	95,524
Frontier Global Fund			-
Investment in Unconsolidated Trading Companies	40,390		-	-	40,390
U.S. Treasury Securities		163,766	-	-	163,766
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	37,832		-	-	37,832
U.S. Treasury Securities		153,391	-	-	153,391

December 31, 2021	Practical Expedients	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$30,788		$-	$-	$30,788
U.S. Treasury Securities		33,274	-	-	33,274
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	14,270		-	-	14,270
U.S. Treasury Securities		15,422	-	-	15,422
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	7,541		-	-	7,541
U.S. Treasury Securities		8,148	-	-	8,148
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	34,977		-	-	34,977
Open Trade Equity (Deficit)		14,836	-	-	14,836
U.S. Treasury Securities		37,801	-	-	37,801
Frontier Select Fund
Investment in Unconsolidated Trading Companies	9,514		-	-	9,514
U.S. Treasury Securities		10,282	-	-	10,282
Frontier Global Fund
Investment in Unconsolidated Trading Companies	23,818		-	-	23,818
U.S. Treasury Securities		25,740	-	-	25,740
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	9,087		-	-	9,087
U.S. Treasury Securities		9,820	-	-	9,820

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of June 30, 2022, none of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain swaps and is recorded as collateral within the swap fair value within the Statements of Financial Condition. The cash held with the counterparty is not restricted.

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

The following table summarizes each of the Series’ investments in unconsolidated Trading Companies as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022		As of December 31, 2021
	Percentage of		Percentage of
	Series Total		Series Total
	Capital Invested in		Capital Invested in
Series	Unconsolidated Trading Companies	Fair Value	Unconsolidated Trading Companies	Fair Value
Frontier Diversified Series —
Frontier Trading Company XXXVIII	0.97%	$34,687	1.02%	$30,788
Frontier Masters Fund ---
Frontier Trading Company XXXVIII	1.70%	$15,610	2.02%	$14,270
Frontier Long/Short Commodity Fund ---
Frontier Trading Company XXXVIII	1.25%	$20,678	0.61%	$7,541
Frontier Balanced Fund ---
Frontier Trading Company XXXVIII	0.53%	$65,459	0.37%	$34,977
Frontier Select Fund ---
Frontier Trading Companies XXXVIII	1.07%	$23,559	0.67%	$9,514
Frontier Global Fund ---
Frontier Trading Company XXXVIII	1.28%	$40,390	1.13%	$23,818
Frontier Heritage Fund ---
Frontier Trading Company XXXVIII	1.03%	$37,832	0.39%	$9,087

The following tables summarize each of the Series’ equity in earnings from unconsolidated Trading Companies and private investment companies for the three and six months ended June 30, 2022 and June 30, 2021.

Three months ended June 30, 2022 and 2021

	Three Months Ended June, 2022				Three Months Ended June, 2021
	Trading	Realized	Change in Unrealized	Net Income	Trading	Realized	Change in Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)
Frontier Balanced Fund
Frontier Trading Company II, LLC	$-	$-	$-	$-	$-	$-	$-	$-
Frontier Trading Company XXXVIII, LLC	-	-	26,281	26,281	-	-	(8,036)	(8,036)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(1,198)	64,749	510,758	574,309	(973)	51,102	52,345	102,474
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	-	-	-	-	-	(433)	-	(433)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	-	-	-	-	-	252	-	252
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(2,762)	(1,175)	(554,905)	(558,842)	(6,399)	197,477	51,803	242,881
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	-	-	-	-	(1,910)	-	(1,910)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(5,953)	22,201	125,870	142,118	(2,902)	(19,728)	(174,263)	(196,893)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(1,499)	76,787	199,379	274,667	(4,586)	68,282	(31,967)	31,729
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(5,856)	47,595	505,927	547,666	(14,466)	147,713	231,570	364,817
Galaxy Plus Fund - JL Cyril Systematic Feeder Fund (547) LLC	-		-	-	(1,144)	72,781	(48,358)	23,279
Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC	(696)	42,393	423,641	465,338	-	-	-	-

Total	$(17,964)	$252,550	$1,236,951	$1,471,537	$(30,470)	$515,536	$73,094	$558,160

Frontier Global Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$2,757	$2,757	$-	$-	$(970)	$(970)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(1,401)	218,519	495,134	712,252	(1,816)	92,598	47,380	138,162

Total	$(1,401)	$218,519	$497,891	$715,009	$(1,816)	$92,598	46,410	$137,192

Frontier Select Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$1,675	$1,675	$-	$-	$148	$148
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	-	-	-	-	-	387	-	387
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(2,679)	29,702	229,861	256,884	(4,951)	55,643	67,990	118,682
Galaxy Plus Fund - TT Feeder Fund (531) LLC	-	-	-	-	-	864	-	864
Galaxy Plus Fund - JL Cyril Systematic Feeder Fund (547) LLC	-	-	-	-	(521)	24,894	(24,404)	(31)
Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC	(259)	15,464	159,927	175,132	-	-	-	-

Total	$(2,938)	$45,166	$391,463	$433,691	$(5,472)	$81,788	$43,734	$120,050

Frontier Heritage Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$1,686	$1,686	$-	$-	$391	$391
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(1,156)	113,092	450,205	562,141	(1,086)	51,481	14,949	65,344
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(1,982)	44,122	149,652	191,792	(4,840)	55,770	61,982	112,912
								-
Total	$(3,138)	$157,214	$601,543	$755,619	$(5,926)	$107,251	$77,322	$178,647

Frontier Long/Short Commodity Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$2,441	$2,441	$-	$-	$785	$785
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	-	-	-	-	-	36	-	36
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(450)	(1,635)	51,265	49,180	(194)	102,498	(84,645)	17,659
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(1,328)	24,542	102,433	125,647	(2,642)	30,095	32,587	60,040
Galaxy Plus Fund - Volt Diversified Alpha Feeder Fund (550) LLC	(424)	2,036	48,556	50,168	(2,701)	20,959	36,607	54,865
Total	$(2,202)	$24,943	$204,695	$227,436	$(5,537)	$153,588	$(14,666)	$133,385

Frontier Diversified Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$4,611	$4,611	$-	$-	$(4,774)	$(4,774)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(445)	52,629	163,231	215,415	(664)	23,903	32,380	55,619
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	-	-	-	-	-	(245)	-	(245)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	-	-	-	-	-	157	-	157
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(1,489)	(793)	(297,405)	(299,687)	(2,921)	17,238	107,434	121,751
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	-	-	-	-	(1,166)	-	(1,166)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(1,402)	4,160	30,541	33,299	(714)	(4,694)	(41,633)	(47,041)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(562)	36,846	70,375	106,659	(2,332)	30,353	(4,431)	23,590
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(1,391)	30,000	99,775	128,384	(2,564)	28,323	38,099	63,858
Galaxy Plus Fund - JL Cyril Systematic Feeder Fund (547) LLC	-	-	-	-	(260)	17,654	(12,705)	4,689
Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC	(134)	11,869	79,104	90,839	-	-	-	-

Total	$(5,423)	$134,711	$150,232	$279,520	$(9,455)	$111,523	$114,370	$216,438

Frontier Masters Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$1,460	$1,460	$-	$-	$(960)	$(960)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(160)	30,212	49,270	79,322	(419)	12,291	5,931	17,803
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	-	-	-	-	-	(58)		(58)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	-	-	-	-	-	52	-	52
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(533)	6,788	44,365	50,620	(1,272)	13,150	20,093	31,971
Galaxy Plus Fund - TT Feeder Fund (531) LLC	-	-	-	-	-	520	-	520
Galaxy Plus Fund - JL Cyril Systematic Feeder Fund (547) LLC)	-	-	-	-	(172)	13,249	(13,886)	(809)
Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC	(79)	1,302	51,983	53,206	-	-	-	-

Total	$(772)	$38,302	$147,078	$184,608	$(1,863)	$39,204	$11,178	$48,519

Six months ended June 30, 2022 and 2021

	Six Months Ended June, 2022				Six Months Ended June, 2021
			Change in				Change in
	Trading	Realized	Unrealized	Net Income	Trading	Realized	Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)
Frontier Balanced Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$49,464	$49,464	$-	$-	$(22,317)	$(22,317)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(2,251)	111,283	1,208,154	1,317,186	(2,581)	156,170	59,479	213,068
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	-	-	-	-	-	(433)	-	(433)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	-	-	-	-	-	252	-	252
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(6,568)	(65,983)	(1,133,779)	(1,206,330)	(13,166)	294,440	(159,281)	121,993
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	-	-	-	-	(1,910)	-	(1,910)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(10,075)	14,978	926,945	931,848	(5,401)	(203,111)	(166,727)	(375,239)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(3,688)	76,931	895,000	968,243	(8,909)	117,348	77,978	186,417
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(12,525)	203,357	1,094,296	1,285,128	(26,328)	813,419	156,670	943,761
Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC	(1,268)	42,799	742,166	783,697	-	-	-	-
Galaxy Plus Fund - JL Cyril Systematic Feeder Fund (547) LLC	-	(1,267,772)	1,265,741	(2,031)	(2,084)	(428,402)	346,244	(84,242)
Total	$(36,375)	$(884,407)	$5,047,987	$4,127,205	$(58,469)	$747,773	$292,046	$981,350

Frontier Global Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$11,307	$11,307	$-	$-	$15,163	$15,163
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(2,791)	364,588	1,371,424	1,733,221	(4,324)	265,492	6,828	267,996
Total	$(2,791)	$364,588	$1,382,731	$1,744,528	$(4,324)	$265,492	$21,991	$283,159

Frontier Select Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$6,829	$6,829	$-	$-	$8,689	$8,689
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	-	-	-	-	-	387	-	387
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(5,357)	92,987	514,150	601,780	(8,448)	254,132	46,367	292,051
Galaxy Plus Fund - TT Feeder Fund (531) LLC	-	-	-	-	-	864	-	864
Galaxy Plus Fund - JL Cyril Systematic Feeder Fund (547) LLC	-	(577,421)	576,576	(845)	(913)	(190,185)	142,152	(48,946)
Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC	(475)	16,064	278,000	293,589	-	-	-	-
Total	$(5,832)	$(468,370)	$1,375,555	$901,353	$(9,361)	$65,198	$197,208	$253,045

Frontier Heritage Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$9,958	$9,958	$-	$-	$13,018	$13,018
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(2,197)	138,790	1,182,903	1,319,496	(2,426)	145,165	(14,508)	128,231
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(4,171)	94,179	366,447	456,455	(7,964)	235,648	38,515	266,199
Total	$(6,368)	$232,969	$1,559,308	$1,785,909	$(10,390)	$380,813	$37,025	$407,448

Frontier Long/Short Commodity Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$8,268	$8,268	$-	$-	$12,908	$12,908
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	-	-	-	-	-	36	-	36
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(720)	(25,559)	138,281	112,002	(423)	126,047	(102,977)	22,647
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(2,701)	55,551	248,010	300,860	(4,503)	135,810	19,696	151,003
Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC	(2,878)	(4,001)	122,465	115,586	(4,509)	20,959	8,048	24,498
Total	$(6,299)	$25,991	$517,024	$536,716	$(9,435)	$282,852	$(62,325)	$211,092

Frontier Diversified Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$16,646	$16,646	$-	$-	$5,472	$5,472
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(846)	79,396	422,191	500,741	(1,417)	76,428	31,221	106,232
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	-	-	-	-	-	(245)	-	(245)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	-	-	-	-	-	157	-	157
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(3,469)	(16,987)	(606,669)	(627,125)	(6,152)	64,786	12,197	70,831
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	-	-	-	-	(1,166)	-	(1,166)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(2,348)	4,143	210,721	212,516	(1,354)	(50,866)	(43,800)	(96,020)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(1,608)	42,825	337,039	378,256	(5,095)	60,727	85,796	141,428
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(2,867)	56,122	253,080	306,335	(4,575)	139,192	32,643	167,260
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	-	(475,537)	475,138	(399)	(479)	(100,383)	81,334	(19,528)
Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC	(244)	11,869	141,776	153,401	-	-	-	-
Total	$(11,382)	$(298,169)	$1,249,922	$940,371	$(19,072)	$188,630	$204,863	$374,421

Frontier Masters Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$5,929	$5,929	$-	$-	$11,801	$11,801
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(334)	43,479	163,111	206,256	(772)	35,923	39	35,190
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	-	-	-	-	-	(58)	-	(58)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	-	-	-	-	-	52	-	52
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(1,217)	82,270	59,343	140,396	(2,334)	73,498	12,361	83,525
Galaxy Plus Fund - TT Feeder Fund (531) LLC	-	-	-	-	-	520	-	520
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	-	(318,722)	318,480	(242)	(328)	(70,291)	47,892	(22,727)
Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC	(143)	1,443	86,626	87,926	-	-	-	-
Total	$(1,694)	$(191,530)	$633,489	$440,265	$(3,434)	$39,644	$72,093	$108,303

The Series’ investments in private investment companies as of June 30, 2022 have certain redemption and liquidity restrictions which are described in the following table:

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

The Managing Owner has determined that the purchase of additional units of the relevant series will commence in 2022. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $22,650, $393, $31,725, $380,999 $, $21,552, $160,567, and $74,372 for the Frontier Diversified, Long/Short Commodity, Masters, Balanced, Select, Global and Heritage Funds, respectively, as of June 30, 2022.

The following table summarizes fees earned by the Managing Owner for the three and six months ended June 30, 2022 and June 30, 2021, respectively.

Three Months Ended June 30, 2022	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	$-	$314	$34,703
Frontier Masters Fund	-	-	151	14,083
Frontier Long/Short Commodity Fund	-	-	70	10,582
Frontier Balanced Fund	17,119	4,475	75,296	132,234
Frontier Select Fund	-	-	14,957	16,193
Frontier Global Fund	-	-	22,797	37,908
Frontier Heritage Fund	-	-	25,084	37,092

Three Months Ended June 30, 2021	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	$-	$501	$33,037
Frontier Masters Fund	-	-	147	13,305
Frontier Long/Short Commodity Fund	-	-	58	10,050
Frontier Balanced Fund	-	4,595	65,729	109,550
Frontier Select Fund	-	-	11,804	12,010
Frontier Global Fund	-	-	20,452	37,220
Frontier Heritage Fund	-	-	17,745	25,996

Six Months Ended June 30, 2022	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	$-	$565	$62,296
Frontier Masters Fund	-	-	267	25,864
Frontier Long/Short Commodity Fund	-	-	126	19,050
Frontier Balanced Fund	93,391	8,878	136,659	234,498
Frontier Select Fund	-	-	25,882	28,054
Frontier Global Fund	-	-	39,786	68,257
Frontier Heritage Fund	-	-	43,465	64,248

Six Months Ended June 30, 2021	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	$-	$1,550	$67,974
Frontier Masters Fund	-	-	357	28,168
Frontier Long/Short Commodity Fund	-	-	112	18,815
Frontier Balanced Fund	49,840	9,214	132,996	223,989
Frontier Select Fund	-	-	23,242	23,365
Frontier Global Fund	-	-	40,390	72,350
Frontier Heritage Fund	-	-	33,902	49,672

The following table summarizes fees payable to the Managing Owner as of June 30, 2022 and December 31, 2021.

As of June 30, 2022	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$-	$-	$-	$105	$11,919
Frontier Masters Fund	-	-	-	54	4,851
Frontier Long/Short Commodity Fund	-	-	46	24	3,589
Frontier Balanced Fund	17,810	1,502	1,305	22,824	44,622
Frontier Select Fund	-	-	351	5,224	5,409
Frontier Global Fund	-	-	599	7,478	12,402
Frontier Heritage Fund	-	-	551	7,766	12,198

As of December 31, 2021	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$-	$-	$-	$83	$9,217
Frontier Masters Fund	-	-	-	43	3,882
Frontier Long/Short Commodity Fund	-	-	32	19	3,407
Frontier Balanced Fund	54,702	1,431	957	18,314	32,970
Frontier Select Fund	-	-	196	3,524	3,682
Frontier Global Fund	-	-	312	4,986	9,533
Frontier Heritage Fund	-	-	217	4,950	8,307

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

The following table outlines the interest paid by each series to the Managing owner and its ratio to average net assets for the three and six months ended June 30, 2022 and 2021.

Three Months Ended

	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Ratio to Average Net Assets	Ratio to Average Net Assets

Frontier Diversified Fund Class 1	$-	$-	0.00%	0.00%
Frontier Diversified Fund Class 2	-	-	0.00%	0.00%
Frontier Diversified Fund Class 3	-	-	0.00%	0.00%
Frontier Masters Fund Class 1	-	-	0.00%	0.00%
Frontier Masters Fund Class 2	-	-	0.00%	0.00%
Frontier Masters Fund Class 3	-	-	0.00%	0.00%
Frontier Long/Short Commodity Fund Class 2	4	7	0.01%	0.02%
Frontier Long/Short Commodity Fund Class 3	127	181	0.01%	0.02%
Frontier Long/Short Commodity Fund Class 1a	-	-	0.00%	0.00%
Frontier Long/Short Commodity Fund Class 2a	-	-	0.00%	0.00%
Frontier Long/Short Commodity Fund Class 3a	-	-	0.00%	0.00%
Frontier Balanced Fund Class 1	4,299	3,247	0.04%	0.04%
Frontier Balanced Fund Class 1AP	41	44	0.04%	0.04%
Frontier Balanced Fund Class 2	935	649	0.04%	0.04%
Frontier Balanced Fund Class 2a	6	7	0.01%	0.01%
Frontier Balanced Fund Class 3a	48	39	0.01%	0.01%
Frontier Select Fund Class 1	768	778	0.04%	0.05%
Frontier Select Fund Class 1AP	6	5	0.04%	0.05%
Frontier Select Fund Class 2	39	37	0.04%	0.05%
Frontier Global Fund Class 1	1,325	649	0.04%	0.02%
Frontier Global Fund Class 1AP	-	-	0.00%	0.03%
Frontier Global Fund Class 2	65	49	0.04%	0.02%
Frontier Heritage Fund Class 1	1,005	1,010	0.03%	0.04%
Frontier Heritage Fund Class 1AP	4	4	0.03%	0.05%
Frontier Heritage Fund Class 2	88	103	0.03%	0.04%
Total	$8,760	$6,809

Six months ended

	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Ratio to Average Net Assets	Ratio to Average Net Assets

Frontier Diversified Fund Class 1	$-	$-	0.00%	0.00%
Frontier Diversified Fund Class 2	-	-	0.00%	0.00%
Frontier Diversified Fund Class 3	-	-	0.00%	0.00%
Frontier Masters Fund Class 1	-	-	0.00%	0.00%
Frontier Masters Fund Class 2	-	-	0.00%	0.00%
Frontier Masters Fund Class 3	-	-	0.00%	0.00%
Frontier Long/Short Commodity Fund Class 2	7	14	0.02%	0.04%
Frontier Long/Short Commodity Fund Class 3	233	408	0.02%	0.04%
Frontier Long/Short Commodity Fund Class 1a	-	-	0.00%	0.00%
Frontier Long/Short Commodity Fund Class 2a	-	-	0.00%	0.00%
Frontier Long/Short Commodity Fund Class 3a	-	-	0.00%	0.00%
Frontier Balanced Fund Class 1	6,649	3,547	0.07%	0.04%
Frontier Balanced Fund Class 1AP	62	47	0.07%	0.04%
Frontier Balanced Fund Class 2	1,428	719	0.07%	0.04%
Frontier Balanced Fund Class 2a	9	7	0.01%	0.01%
Frontier Balanced Fund Class 3a	73	42	0.01%	0.01%
Frontier Select Fund Class 1	1,361	1,568	0.08%	0.10%
Frontier Select Fund Class 1AP	11	10	0.08%	0.10%
Frontier Select Fund Class 2	70	72	0.08%	0.10%
Frontier Global Fund Class 1	2,164	2,104	0.08%	0.08%
Frontier Global Fund Class 1AP	-	-	0.00%	0.00%
Frontier Global Fund Class 2	138	152	0.08%	0.08%
Frontier Heritage Fund Class 1	1,858	2,048	0.06%	0.09%
Frontier Heritage Fund Class 1AP	8	8	0.06%	0.09%
Frontier Heritage Fund Class 2	169	207	0.06%	0.09%
Total	$14,240	$10,953

7. Financial Highlights

The following information presents the financial highlights of the Series, for the three and six months ended June 30, 2022 and 2021. This data has been derived from the information presented in the financial statements.

For the three months ended June 30, 2022

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	Class 2	Class 3	Class 2	Class 3	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, March 31, 2022	$107.81	$101.30	$96.44	$90.68	$112.78	$73.60	$118.31	$77.92
Net operating results:
Interest income	0.04	0.04	0.08	0.07	0.06	0.04	0.06	0.04
Expenses	(1.11)	(1.04)	(1.84)	(1.73)	(0.83)	(0.54)	(0.87)	(0.58)
Net gain/(loss) on investments, net of non-controlling interests	7.88	7.48	23.38	22.12	17.49	11.50	18.35	12.23
Net income/(loss)	6.82	6.48	21.62	20.46	16.72	10.99	17.54	11.69
Net asset value, June 30, 2022	$114.63	$107.78	$118.06	$111.44	$129.50	$84.59	$135.85	$89.61

Ratios to average net assets
Net investment income/(loss)	-3.58%	-3.58%	-6.22%	-6.22%	-2.55%	-2.55%	-2.55%	-2.55%
Expenses before incentive fees (3)(4)	3.73%	3.73%	6.49%	6.49%	2.74%	2.74%	2.74%	2.74%
Expenses after incentive fees (3)(4)	3.73%	3.73%	6.49%	6.49%	2.74%	2.74%	2.74%	2.74%
Total return before incentive fees (2)	6.32%	6.40%	22.42%	22.57%	14.83%	14.94%	14.83%	15.01%
Total return after incentive fees (2)	6.32%	6.40%	22.42%	22.57%	14.83%	14.94%	14.83%	15.01%

Incentive fee per share	-	-	-	-	-	-	-	-
Incentive Fee to ANA	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, March 31, 2022	$106.82	$134.33	$181.14	$157.24	$156.71	$83.58	$105.20	$139.61
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(2.37)	(1.84)	(67.47)	(2.16)	(2.15)	(1.48)	(0.94)	(1.25)
Net gain/(loss) on investments, net of non-controlling interests	13.98	17.55	88.66	20.43	20.54	19.90	25.10	33.30
Net income/(loss)	11.61	15.71	21.19	18.27	18.38	18.43	24.16	32.05
Net asset value, June 30, 2022	$118.43	$150.04	$202.33	$175.51	$175.09	$102.01	$129.36	$171.66

Ratios to average net assets
Net investment income/(loss)	-7.57%	-4.51%	-4.51%	-4.51%	-4.51%	-6.08%	-3.07%	-3.07%
Expenses before incentive fees (3)(4)	7.44%	4.38%	4.38%	4.38%	4.38%	6.08%	3.07%	3.07%
Expenses after incentive fees (3)(4)	7.57%	4.51%	4.51%	4.51%	4.51%	6.08%	3.07%	3.07%
Total return before incentive fees (2)	11.00%	11.83%	11.83%	11.76%	11.87%	22.05%	22.96%	22.96%
Total return after incentive fees (2)	10.87%	11.69%	11.70%	11.62%	11.73%	22.05%	22.96%	22.96%

Incentive fee per share	0.16	0.20	7.40	0.24	0.24	-	-	-
Incentive Fee to ANA	0.13%	0.13%	0.13%	0.13%	0.13%	0.00%	0.00%	0.00%

	Frontier Global Fund		Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, March 31, 2022	$161.90	$253.94	$148.27	$186.60	$249.73
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00
Expenses	(3.76)	(3.64)	(3.09)	(2.24)	(2.99)
Net gain/(loss) on investments, net of non-controlling interests	41.96	65.90	35.59	44.86	60.02
Net income/(loss)	38.19	62.26	32.50	42.62	57.03
Net asset value, June 30, 2022	$200.09	$316.20	$180.77	$229.22	$306.76

Ratios to average net assets
Net investment income/(loss)	-7.79%	-4.78%	-7.08%	-4.07%	-4.07%
Expenses before incentive fees (3)(4)	7.79%	4.78%	7.08%	4.07%	4.07%
Expenses after incentive fees (3)(4)	7.79%	4.78%	7.08%	4.07%	4.07%
Total return before incentive fees (2)	23.59%	24.52%	21.92%	22.84%	22.84%
Total return after incentive fees (2)	23.59%	24.52%	21.92%	22.84%	22.84%

Incentive fee per share	-	-	-	-	-
Incentive Fee to ANA	0.00%	0.00%	0.00%	0.00%	0.00%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees are included in the total return.

*	Class 1 of Frontier Masters Fund was liquidated as of April 1, 2021.

For the three months ended June 30, 2021

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, March 31, 2021	$74.62	$91.71	$85.97	$57.44	$70.61	$66.45	$90.39	$58.49	$94.82	$61.77
Net operating results:
Interest income	0.00	0.00	0.00	0.07	0.08	0.08	0.07	0.05	0.07	0.05
Expenses	(1.61)	(0.90)	(0.84)	(1.73)	(1.16)	(1.09)	(0.70)	(0.45)	(0.73)	(0.48)
Net gain/(loss) on investments, net of non-controlling interests	4.67	5.09	4.82	(55.78)	3.99	3.79	8.73	5.65	9.16	6.02
Net income/(loss)	3.06	4.19	3.98	(57.44)	2.91	2.78	8.10	5.25	8.50	5.59
Net asset value, June 30, 2021	$77.68	$95.90	$89.95	$-	$73.52	$69.23	$98.49	$63.74	$103.32	$67.36

Ratios to average net assets
Net investment income/(loss)	-8.20%	-3.71%	-3.71%	-11.62%	-5.83%	-5.83%	-2.53%	-2.53%	-2.53%	-2.53%
Expenses before incentive fees (3)(4)	8.20%	3.71%	3.71%	12.07%	6.28%	6.28%	2.81%	2.81%	2.81%	2.81%
Expenses after incentive fees (3)(4)	8.20%	3.71%	3.71%	12.07%	6.28%	6.28%	2.81%	2.81%	2.81%	2.81%
Total return before incentive fees (2)	4.10%	4.57%	4.63%	0.47%	4.12%	4.18%	8.96%	8.98%	8.96%	9.05%
Total return after incentive fees (2)	4.10%	4.57%	4.63%	0.47%	4.12%	4.18%	8.96%	8.98%	8.96%	9.05%

Incentive fee per share	-	-	-	-	-	-	-	-	-	-
Incentive Fee to ANA	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, March 31, 2021	$83.39	$101.75	$137.21	$118.98	$118.58	$62.56	$76.41	$101.40
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(1.54)	(1.10)	(1.48)	(1.28)	(1.28)	(0.96)	(0.58)	(0.77)
Net gain/(loss) on investments, net of non-controlling interests	4.01	4.90	6.61	5.77	5.75	4.57	5.61	7.44
Net income/(loss)	2.47	3.80	5.13	4.49	4.47	3.61	5.03	6.67
Net asset value, June 30, 2021	$85.86	$105.55	$142.34	$123.47	$123.05	$66.17	$81.44	$108.07

Ratios to average net assets
Net investment income/(loss)	-7.11%	-4.11%	-4.11%	-4.11%	-4.11%	-5.91%	-2.90%	-2.90%
Expenses before incentive fees (3)(4)	7.12%	4.11%	4.11%	4.11%	4.11%	5.91%	2.90%	2.90%
Expenses after incentive fees (3)(4)	7.12%	4.11%	4.11%	4.11%	4.11%	5.91%	2.90%	2.90%
Total return before incentive fees (2)	2.96%	3.73%	3.74%	3.77%	3.77%	5.77%	6.58%	6.58%
Total return after incentive fees (2)	2.96%	3.73%	3.74%	3.77%	3.77%	5.77%	6.58%	6.58%

Incentive fee per share	-	-	-	-	-	-	-	-
Incentive Fee to ANA	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

	Frontier Global Fund		Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, March 31, 2021	$114.32	$174.01	$103.77	$126.74	$169.62
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00
Expenses	(2.45)	(2.36)	(1.93)	(1.35)	(1.81)
Net gain/(loss) on investments, net of non-controlling interests	5.41	8.20	7.42	9.06	12.12
Net income/(loss)	2.96	5.84	5.49	7.71	10.31
Net asset value, June 30, 2021	$117.28	$179.85	$109.26	$134.45	$179.93

Ratios to average net assets
Net investment income/(loss)	-8.09%	-5.09%	-6.98%	-3.98%	-3.98%
Expenses before incentive fees (3)(4)	8.09%	5.09%	6.98%	3.98%	3.98%
Expenses after incentive fees (3)(4)	8.09%	5.09%	6.98%	3.98%	3.98%
Total return before incentive fees (2)	2.59%	3.36%	5.29%	6.08%	6.08%
Total return after incentive fees (2)	2.59%	3.36%	5.29%	6.08%	6.08%

Incentive fee per share	-	-	-	-	-
Incentive Fee to ANA	0.00%	0.00%	0.00%	0.00%	0.00%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees are included in the total return.

For the six months ended June 30, 2022

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	Class 2	Class 3	Class 2	Class 3	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2021	$88.98	$83.56	$70.17	$66.15	$89.97	$58.75	$94.38	$62.16
Net operating results:
Interest income	0.08	0.08	0.15	0.14	0.10	0.07	0.11	0.07
Expenses	(1.96)	(1.83)	(3.10)	(2.90)	(1.47)	(0.96)	(1.54)	(1.02)
Net gain/(loss) on investments, net of non-controlling interests	27.52	25.97	50.84	48.06	40.90	26.74	42.90	28.40
Net income/(loss)	25.65	24.22	47.89	45.29	39.53	25.84	41.47	27.45
Net asset value, June 30, 2022	$114.63	$107.78	$118.06	$111.44	$129.50	$84.59	$135.85	$89.61

Ratios to average net assets
Net investment income/(loss)	-3.53%	-3.53%	-6.20%	-6.20%	-2.53%	-2.53%	-2.53%	-2.53%
Expenses before incentive fees (3)(4)	3.69%	3.69%	6.51%	6.51%	2.72%	2.72%	2.72%	2.72%
Expenses after incentive fees (3)(4)	3.69%	3.69%	6.51%	6.51%	2.72%	2.72%	2.72%	2.72%
Total return before incentive fees (2)	28.82%	28.98%	68.25%	68.47%	43.94%	43.99%	43.94%	44.17%
Total return after incentive fees (2)	28.82%	28.98%	68.25%	68.47%	43.94%	43.99%	43.94%	44.17%

Incentive fee per share	-	-	-	-	-	-	-	-
Incentive Fee to ANA	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2021	$82.82	$103.38	$139.40	$120.98	$120.57	$63.39	$79.21	$105.10
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(4.69)	(3.90)	(5.26)	(4.55)	(4.57)	(2.53)	(1.62)	(2.13)
Net gain/(loss) on investments, net of non-controlling interests	40.30	50.56	68.19	59.08	59.09	41.15	51.77	68.69
Net income/(loss)	35.61	46.66	62.93	54.53	54.52	38.62	50.15	66.56
Net asset value, June 30, 2022	$118.43	$150.04	$202.33	$175.51	$175.09	$102.01	$129.36	$171.66

Ratios to average net assets
Net investment income/(loss)	-8.20%	-5.13%	-5.13%	-5.13%	-5.13%	-6.09%	-3.08%	-3.08%
Expenses before incentive fees (3)(4)	7.39%	4.32%	4.32%	4.32%	4.32%	6.09%	3.08%	3.08%
Expenses after incentive fees (3)(4)	8.20%	5.13%	5.13%	5.13%	5.13%	6.09%	3.08%	3.08%
Total return before incentive fees (2)	43.80%	45.94%	45.95%	45.89%	46.03%	60.92%	63.31%	63.33%
Total return after incentive fees (2)	42.99%	45.13%	45.14%	45.08%	45.22%	60.92%	63.31%	63.33%

Incentive fee per share	0.85	1.07	1.44	1.25	1.25	-	-	-
Incentive Fee to ANA	0.81%	0.81%	0.81%	0.81%	0.81%	0.00%	0.00%	0.00%

	Frontier Global Fund		Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2021	$109.45	$170.40	$103.43	$129.19	$172.91
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00
Expenses	(6.33)	(5.74)	(5.22)	(3.79)	(5.02)
Net gain/(loss) on investments, net of non-controlling interests	96.97	151.54	82.56	103.82	138.87
Net income/(loss)	90.64	145.80	77.34	100.03	133.85
Net asset value, June 30, 2022	$200.09	$316.20	$180.77	$229.22	$306.76

Ratios to average net assets
Net investment income/(loss)	-7.87%	-4.86%	-7.08%	-4.07%	-4.07%
Expenses before incentive fees (3)(4)	7.87%	4.86%	7.08%	4.07%	4.07%
Expenses after incentive fees (3)(4)	7.87%	4.86%	7.08%	4.07%	4.07%
Total return before incentive fees (2)	82.82%	85.56%	74.78%	77.43%	77.41%
Total return after incentive fees (2)	82.82%	85.56%	74.78%	77.43%	77.41%

Incentive fee per share	-	-	-	-	-
Incentive Fee to ANA	0.00%	0.00%	0.00%	0.00%	0.00%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees are included in the total return.

*	Class 1 of Frontier Masters Fund was liquidated as of April 1, 2021.

For the six months ended June 30, 2021

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2020	$72.68	$88.95	$83.33	$55.18	$67.54	$63.52	$85.99	$55.29	$90.21	$58.37
Net operating results:
Interest income	0.03	0.04	0.04	0.11	0.14	0.13	0.16	0.10	0.16	0.11
Expenses	(2.49)	(1.69)	(1.58)	(3.75)	(2.20)	(2.07)	(1.29)	(0.83)	(1.35)	(0.88)
Net gain/(loss) on investments, net of non-controlling interests	7.46	8.60	8.16	(51.54)	8.04	7.65	13.63	9.18	14.30	9.76
Net income/(loss)	5.00	6.95	6.62	(55.18)	5.98	5.71	12.50	8.45	13.11	8.99
Net asset value, June 30, 2021	$77.68	$95.90	$89.95	$-	$73.52	$69.23	$98.49	$63.74	$103.32	$67.36

Ratios to average net assets
Net investment income/(loss)	-6.71%	-3.58%	-3.58%	-13.18%	-5.86%	-5.86%	-2.41%	-2.41%	-2.41%	-2.41%
Expenses before incentive fees (3)(4)	6.80%	3.66%	3.66%	13.58%	6.26%	6.26%	2.74%	2.74%	2.74%	2.74%
Expenses after incentive fees (3)(4)	6.80%	3.66%	3.66%	13.58%	6.26%	6.26%	2.74%	2.74%	2.74%	2.74%
Total return before incentive fees (2)	6.88%	7.81%	7.94%	4.58%	8.85%	8.99%	14.54%	15.28%	14.53%	15.40%
Total return after incentive fees (2)	6.88%	7.81%	7.94%	4.58%	8.85%	8.99%	14.54%	15.28%	14.53%	15.40%

Incentive fee per share	-	-	-	-	-	-	-	-	-	-
Incentive Fee to ANA	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2020	$79.93	$96.81	$130.54	$113.20	$112.81	$58.55	$70.99	$94.20
Net operating results:
Interest income	-	-	-	-	-	-	-	-
Expenses	(3.35)	(2.56)	(3.44)	(2.98)	(2.99)	(1.82)	(1.09)	(1.45)
Net gain/(loss) on investments, net of
non-controlling interests	9.28	11.30	15.24	13.25	13.23	9.44	11.54	15.32
Net income/(loss)	5.93	8.74	11.80	10.27	10.24	7.62	10.45	13.87
Net asset value, June 30, 2021	$85.86	$105.55	$142.34	$123.47	$123.05	$66.17	$81.44	$108.07

Ratios to average net assets
Net investment income/(loss)	-8.05%	-5.05%	-5.05%	-5.05%	-5.05%	-5.88%	-2.87%	-2.87%
Expenses before incentive fees (3)(4)	7.18%	4.17%	4.17%	4.17%	4.17%	5.88%	2.87%	2.87%
Expenses after incentive fees (3)(4)	8.06%	5.05%	5.05%	5.05%	5.05%	5.88%	2.87%	2.87%
Total return before incentive fees (2)	6.96%	8.56%	8.58%	8.61%	8.62%	13.01%	14.72%	14.72%
Total return after incentive fees (2)	7.42%	9.03%	9.04%	9.07%	9.08%	13.01%	14.72%	14.72%

Incentive fee per share	-	-	-	-	-	-	-	-
Incentive Fee to ANA	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

	Frontier Global Fund		Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2020	$110.90	$167.56	$96.10	$116.50	$155.92
Net operating results:
Interest income	-	-	-	-	-
Expenses	(4.65)	(4.44)	(3.67)	(2.55)	(3.42)
Net gain/(loss) on investments, net of non-controlling interests	11.03	16.73	16.83	20.50	27.43
Net income/(loss)	6.38	12.29	13.16	17.95	24.01
Net asset value, June 30, 2021	$117.28	$179.85	$109.26	$134.45	$179.93

Ratios to average net assets
Net investment income/(loss)	-8.02%	-5.02%	-6.99%	-3.99%	-3.99%
Expenses before incentive fees (3)(4)	8.02%	5.02%	6.99%	3.99%	3.99%
Expenses after incentive fees (3)(4)	8.02%	5.02%	6.99%	3.99%	3.99%
Total return before incentive fees (2)	5.75%	7.33%	13.69%	15.41%	15.40%
Total return after incentive fees (2)	5.75%	7.33%	13.69%	15.41%	15.40%

Incentive fee per share	-	-	-	-	-
Incentive Fee to ANA	0.00%	0.00%	0.00%	0.00%	0.00%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees are included in the total return.

8. Derivative Instruments and Hedging Activities

The Series’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Series do not enter into or hold positions for hedging purposes as defined under ASC 815, Derivatives and Hedging (“ASC 815”). The detail of the fair value of the Series’ derivatives by instrument types as of June 30, 2022 and December 31, 2021 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to each Series’ position in swap contracts.

The following tables summarize the monthly averages of futures contracts bought and sold for each respective Series of the Trust:

For the three months ended June 30, 2022

Monthly average contracts:

	Bought	Sold

Frontier Balanced Fund	328	329

For the three months ended June 30, 2021

Monthly average contracts:

	Bought	Sold

Frontier Balanced Fund	179	185

For the six months ended June 30, 2022

Monthly average contracts:

	Bought	Sold

Frontier Balanced Fund	350	349

For the six Months ended June 30, 2021

Monthly average contracts:

	Bought	Sold

Frontier Balanced Fund	484	486

The following tables summarize the trading revenues for the three and six months ended June 30, 2022, and 2021 by sector:

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended June 30, 2022

Type of contract	Frontier Balanced Fund

Agriculturals	$(57,016)
Currencies	36,973
Energies	(6,810)
Interest rates	31,763
Metals	(16,643)
Stock indices	59,883
Realized trading income/(loss)(1)	$48,150

(1)	Amounts recorded in the Statements of Operations under Net realized gain(loss) on futures forwards and options.

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

Realized Trading Revenue from Futures, Forwards and Options

for the Six Months Ended June 30, 2022

Type of contract	Frontier Balanced Fund

Agriculturals	$(94,335)
Currencies	220,438
Energies	101,060
Interest rates	58,891
Metals	(205,506)
Stock indices	239,071
Realized trading income/(loss)(1)	$319,619

(1)	Amounts recorded in the Statements of Operations under Net realized gain(loss) on futures forwards and options.

Realized Trading Revenue from Futures, Forwards and Options

for the Six Months Ended June 30, 2021

Type of contract	Frontier Balanced Fund

Agriculturals	$109,315
Currencies	(4,367)
Energies	51,430
Interest rates	100,159
Metals	23,283
Stock indices	200,902
Realized trading income/(loss)(1)	$480,722

(1)	Amounts recorded in the Statements of Operations under Net realized gain(loss) on futures forwards and options.

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended June 30, 2022

Type of contract	Frontier Balanced Fund

Agriculturals	$(4)
Currencies	-
Energies	(818)
Interest rates	-
Metals	29,874
Stock indices	-
Change in unrealized trading income/(loss)(1)	$29,052

(1)	Amounts recorded in the Statements of Operations under Net change in open trade equity/(deficit)

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

Net Change in Open Trade Equity from Futures, Forwards and Options for the Six Months Ended June 30, 2022

Type of contract	Frontier Balanced Fund

Agriculturals	$(2,157)
Currencies	(3,547)
Energies	13,942
Interest rates	17,389
Metals	45,302
Stock indices	865
Change in unrealized trading income/(loss)(1)	$71,794

(1)	Amounts recorded in the Statements of Operations under Net change in open trade equity/(deficit)

 Net Change in Open Trade Equity from Futures, Forwards and Options for the Six Months Ended June 30, 2021

Type of contract	Frontier Balanced Fund

Agriculturals	$(37,679)
Currencies	(13,362)
Energies	13,900
Interest rates	(95,245)
Metals	(34,021)
Stock indices	(3,556)
Change in unrealized trading income/(loss)(1)	$(169,963)

(1)	Amounts recorded in the Statements of Operations under Net change in open trade equity/(deficit)

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

The following tables present gross and net information about the Series’ assets and liabilities subject to master netting arrangements as disclosed on the statements of financial condition as of June 30, 2022 and December 31, 2021.

As of June 30, 2022

Frontier Balanced Fund	Gross Amounts of recognized Derivative Assets/Liabilities	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition

Open Trade Equity/(Deficit)	$31,298	$(2,247)	$29,051

As of December 31, 2021

Frontier Balanced Fund	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition

Open Trade Equity/(Deficit)	$2,118,427	$(2,103,591)	$14,836

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

From July 1, 2022 through August 12, 2022, Frontier Balanced Fund, Frontier Diversified Fund, Frontier Heritage Fund, Frontier Long/Short Commodity Fund, Frontier Masters Fund, Frontier Select Fund, and Frontier Global Fund paid $474,269, $76,925, $26,877, $16,287, $250, $14,774 and $41,953, respectively, in redemptions.

Frontier Funds

Consolidated Statements of Financial Condition

June 30, 2022 (Unaudited) and December 31, 2021

	June 30, 2022	December 31, 2021

ASSETS

Cash and cash equivalents	$175,075	$698,732
U.S. Treasury securities, at fair value	965,877	140,487
Receivable from futures commission merchants	511,159	818,362
Open trade equity, at fair value	29,051	14,836
Investments in private investment companies, at fair value	26,699,710	19,595,064
Interest receivable	22,417	3,029

Total Assets	$28,403,289	$21,270,510

LIABILITIES & CAPITAL

LIABILITIES
Redemptions payable	$-	$68,242
Incentive fees payable to Managing Owner	17,810	54,702
Management fees payable to Managing Owner	1,502	1,431
Interest payable to Managing Owner	2,852	1,714
Trading fees payable to Managing Owner	94,990	70,998
Service fees payable to Managing Owner	43,475	31,919
Risk analysis fees payable	11,704	10,380
Subscriptions in advance for service fee rebates	692,258	673,809
Other liabilities	17,649	17,625

Total Liabilities	882,240	930,820

OWNERS’ CAPITAL
Managing Owner Units	291,884	214,522
Limited Owner Units	27,229,165	20,125,168

Total Owners’ Capital	27,521,049	20,339,690

Total Liabilities and Owners’ Capital	$28,403,289	$21,270,510

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Condensed Schedule of Investments (Unaudited)

June 30, 2022

	Fair	% of Total Capital
Description	Value	(Net Asset Value)
LONG FUTURES CONTRACTS *
Various agriculture futures contracts (Far East)	$(306)	0.00%
Various energy futures contracts (Far East)	(689)	0.00%
Various base metals futures contracts (U.S.)	29,873	0.11%
Total Long Futures Contracts	$28,878	0.11%

SHORT FUTURES CONTRACTS *
Various agriculture futures contracts (Far East)	$302	0.00%
Various energy futures contracts (Far East)	(129)	0.00%
Total Short Futures Contracts	$173	0.00%
Total Open Trade Equity (Deficit)	$29,051	0.11%

	Fair	% of Total Capital
	Value	(Net Asset Value)

PRIVATE INVESTMENT COMPANIES (1)
Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC)	$360,269	1.31%
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	713,271	2.59%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	2,155,322	7.83%
Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	238,215	0.87%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	2,643,183	9.60%
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	3,340,971	12.14%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	9,763,181	35.48%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	6,978,214	25.36%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	507,084	1.84%
Total Private Investment Companies	$26,699,710	97.02%
U.S. TREASURY SECURITIES

FACE VALUE

U.S. TREASUR US Treasury Note 6.875% due 08/15/2025 (Cost $968,876)	$965,877	3.51%
Total U.S. Treasury Securities	$965,877	3.51%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Notes to Consolidated Financial Statements, Note 5.

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

Frontier Funds

Consolidated Statements of Operations (Unaudited)

For the Three Months Ended June 30, 2022 and 2021

	June 30, 2022	June 30, 2021

Investment income:
Interest - net	$1,736	$2,196

Total Income	1,736	2,196

Expenses:
Incentive Fees (rebate)	17,119	-
Management Fees	4,475	4,595
Risk analysis Fees	1,343	1,378
Service Fees - Class 1	138,669	116,436
Due Diligence Fees	1,543	1,462
Trading Fees	282,795	241,168

Total Expenses	445,944	365,039

Investment income/(loss) - net	(444,208)	(362,843)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	48,150	109,163
Net unrealized gain/(loss) on private investment companies	3,116,400	958,673
Net realized gain/(loss) on private investment companies	951,020	433,719
Net change in open trade equity/(deficit)	29,052	(122,628)
Net realized gain/(loss) on U.S. Treasury securities	(27,265)	(1,051)
Net unrealized gain/(loss) on U.S. Treasury securities	10,061	(8,333)
Trading commissions	(1,688)	(348)

Net gain/(loss) on investments	4,125,730	1,369,195

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$3,681,522	$1,006,352

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Statements of Operations (Unaudited)

For the Six Months Ended June 30, 2022 and 2021

	June 30, 2022	June 30, 2021

Investment income:
Interest - net	$4,260	$5,917

Total Income	4,260	5,917

Expenses:
Incentive Fees (rebate)	93,391	49,840
Management Fees	8,878	9,214
Risk analysis Fees	2,664	2,764
Service Fees - Class 1	246,750	232,549
Due Diligence Fees	2,803	3,045
Trading Fees	502,267	484,333

Total Expenses	856,753	781,745

Investment income/(loss) - net	(852,493)	(775,828)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	319,619	480,722
Net unrealized gain/(loss) on private investment companies	11,575,682	1,935,177
Net realized gain/(loss) on private investment companies	(1,099,335)	683,641
Net change in open trade equity/(deficit)	71,794	(169,963)
Net realized gain/(loss) on U.S. Treasury securities	(32,319)	(10,320)
Net unrealized gain/(loss) on U.S. Treasury securities	(1,159)	(10,500)
Trading commissions	(4,808)	(6,365)

Net gain/(loss) on investments	10,829,474	2,902,392

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$9,976,981	$2,126,564

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Three Months Ending June 30, 2022

	Managing Owner	Limited Owners	Total

Owners’ Capital, March 31, 2022	$268,246	$25,161,391	$25,429,637

Sale of Units (including transfers)	-	-	-
Redemption of Units (including transfers)	(15,750)	(1,574,360)	(1,590,110)
Payment made by Related Party	-	-	-
Payment made by Managing Owner	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations	39,388	3,642,134	3,681,522

Owners’ Capital, June 30, 2022	$291,884	$27,229,165	$27,521,049

Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Six Months Ending June 30, 2022

	Managing Owner	Limited Owners	Total

Owners’ Capital, December 31, 2021	$214,522	$20,125,168	$20,339,690

Sale of Units (including transfers)	-	-	-
Redemption of Units (including transfers)	(28,100)	(2,767,522)	(2,795,622)
Payment made by Related Party	-	-	-
Payment made by Managing Owner	-	-	-
Net increase/(decrease) in Owners' Capital resulting from operations	105,462	9,871,519	9,976,981

Owners’ Capital, June 30, 2022	$291,884	$27,229,165	$27,521,049

The consolidated Trust is not unitized as are the individual Series of the Trust

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2022 and 2021

	June 30, 2022	June 30, 2021

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$9,976,981	$2,126,564
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity	(14,215)	171,872
Net change in ownership allocation of U.S. Treasury Securities	(8,528)	(8,602)
Net unrealized (gain)/loss on private investment companies	(11,575,682)	(1,901,388)
Net realized (gain)/loss on private investment companies	1,099,335	(672,696)
Net unrealized (gain)/loss on U.S. Treasury securities	1,159	10,500
Net realized (gain)/loss on U.S. Treasuries securities	32,319	10,320
(Purchases) sales of:
(Purchases) of U.S. Treasury securities	(1,638,850)	(1,987,803)
Sales of U.S. Treasury securities	784,250	2,762,061
(Purchases) of Private Investment Companies	(3,874,651)	(4,210,408)
Sales of Private Investment Companies	7,246,352	7,572,526
U.S. Treasury interest and premium paid/amortized	4,260	5,917
Increase and/or decrease in:
Receivable from futures commission merchants	307,203	(62,196)
Control of ownership of Private Investment Companies	-	-
Investment in unconsolidated trading companies, at fair value	-	(44,277)
Interest receivable	(19,388)	14,802
Receivable from related parties	-	26,129
Redemptions receivable from private investment companies	-	181,323
Incentive fees payable to Managing Owner	(36,892)	-
Management fees payable to Managing Owner, net of change in receivable	71	(7,343)
Interest payable to Managing Owner	1,138	374
Trading fees payable to Managing Owner	23,992	(894)
Service fees payable to Managing Owner	11,556	(1,679)
Risk analysis fees payable	1,324	1,392
Payables to related parties	-	(26,129)
Subscriptions in advance for service fee rebates	18,449	17,657
Other liabilities	24	803

Net cash provided by operating activities	2,340,207	3,978,825

Cash Flows from Financing Activities:
Payment for redemption of capital	(2,795,622)	(4,313,475)
Redemptions payable	(68,242)	(20,907)

Net cash provided by (used in) financing activities	(2,863,864)	(4,334,382)

Net increase (decrease) in cash and cash equivalents	(523,657)	(355,557)

Cash and cash equivalents, beginning of period	698,732	468,466
Cash and cash equivalents, end of period	$175,075	$112,909

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

As of June 30, 2022, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into three separate Classes— Class 1, Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund, Frontier Global Fund and Frontier Heritage Fund separates Units into a maximum of three separate Classes—Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Balanced Fund separates Units into a maximum of five separate Classes—Class 1, Class 1AP, Class 2, Class 2A and Class 3A. The Trust, with respect to the Frontier Long/Short Commodity Fund separates Units into a maximum of five separate Classes—Class 1A, Class 2A, Class 2, Class 3A and Class 3.

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

Receivable from Futures Commission Merchants—The Trust deposits assets with an FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of June 30, 2022 and December 31, 2021 and included restricted cash for margin requirements of $508,933 and $801,701 for the Frontier Balanced Fund.

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

Income Taxes—The Trust applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust for the quarter ended June 30, 2022.

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

Each Series is charged service fees as outlined above. In some cases, amounts paid to selling agents might be less than the amount charged to the Series. When this occurs, the service fee is rebated back to the investor in the form of additional units. During 2021, 2020 and 2019, the Series were not allowed to issue additional units. The Managing Owner has determined that the purchase of additional units of the relevant Series will commence in 2022 when the Series are allowed to sell shares again. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $692,258 and $673,809 as of June 30, 2022 and December 31, 2021, respectively.

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

Swap Contracts. Certain Series of the Trust strategically invest a portion or all of their assets in total return swaps, selected at the direction of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more investment products or indices. In a typical swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. Swap contracts are reported at fair value upon daily reports from the counterparty. In addition, a third party takes the inputs from the counterparty, makes certain adjustments, and runs it through their pricing model to come up with their daily price. The fair value measurements of the swap contracts are valued using unadjusted inputs that were not internally developed. The Managing Owner reviews, compares and approves current day pricing of the CTA positions, as received from the counterparty which includes intra-day volatility and volume and daily index performance, as well as from a third party. Differences in prices exceeding 5% are investigated. Unexplainable differences are escalated to the Managing Owner’s Valuation Committee for evaluation and resolution. The Swap Contracts are reported at fair value using Level 3 inputs. All swap investments were liquidated in 2020.

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

The following table summarizes the instruments that comprise the Trust’s financial asset portfolio, in aggregate, measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

June 30, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$29,051	$-	$-	$29,051
U.S. Treasury Securities	965,877	-	-	965,877

December 31, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$14,836	$-	$-	$14,836
U.S. Treasury Securities	140,487	-	-	140,487

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

The following table summarizes the Trust’s equity in earnings from each of the private investment companies during the three and six months ended June 30, 2022 and 2021:

Three months ended June 30, 2022 and 2021

	Three Months Ended June, 2022				Three Months Ended June, 2021
	Trading	Realized	Change in Unrealized	Net Income	Trading	Realized	Change in Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$(4,360)	$479,201	$1,668,598	$2,143,439	$(4,958)	$231,375	$152,986	$379,403
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	-	-	-	-	-	(349)	-	(349)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	-	-	-	-	-	497	-	497
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(4,251)	(1,968)	(852,310)	(858,529)	(9,320)	214,715	159,237	364,632
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(450)	(1,635)	51,265	49,180	(194)	99,422	(84,645)	14,583
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(7,355)	26,361	156,411	175,417	(3,616)	(24,422)	(215,896)	(243,934)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(2,061)	113,633	269,754	381,326	(6,918)	98,635	(36,398)	55,319
Galaxy Plus Fund - Quest FIT Feeder Fund (535) LLC	-	79,615	(38,704)	40,911	-	-	(13,415)	(13,415)
Galaxy Plus Fund - TT Feeder Fund (531) LLC	-	-	-	-	-	1,384	-	1,384
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(13,769)	182,749	1,132,013	1,300,993	(30,735)	330,694	452,321	752,280
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC	-	-	-	-	(2,097)	128,578	(99,354)	27,127
Galaxy Plus Fund - Volt Diversified Alpha Feeder Fund (550) LLC	(424)	2,036	48,556	50,168	(2,701)	20,959	36607	54,865
Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC	(1,168)	71,028	714,655	784,515	-	-	-	-

Total	$(33,838)	$951,020	$3,150,238	$4,067,420	$(60,539)	$1,101,488	$351,443	$1,392,392

Six months ended June 30, 2022 and 2021

	Six Months Ended June, 2022				Six Months Ended June, 2021
	Trading	Realized	Change in Unrealized	Net Income	Trading	Realized	Change in Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$(8,419)	$737,536	$4,347,783	$5,076,900	$(11,520)	$679,178	$83,059	$750,717
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	-	-	-	-	-	(349)	-	(349)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	-	-	-	-	-	497	-	497
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(10,037)	(82,970)	(1,740,448)	(1,833,455)	(19,318)	359,226	(147,084)	192,824
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(720)	(25,559)	138,281	112,002	(423)	122,971	(102,977)	19,571
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(12,423)	19,121	1,137,666	1,144,364	(6,755)	(253,977)	(210,527)	(471,259)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(5,296)	119,756	1,232,039	1,346,499	(14,004)	178,075	163,774	327,845
Galaxy Plus Fund - Quest FIT Feeder Fund (535) LLC	-	119,593	(11,192)	108,401	-	-	44,734	44,734
Galaxy Plus Fund - TT Feeder Fund (531) LLC	-	-	-	-	-	1,384	-	1,384
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(28,838)	584,466	2,535,326	3,090,954	(54,152)	1,651,699	306,252	1,903,799
Galaxy Plus Fund - JL Cyril Systematic Feeder Fund (547) LLC	-	(2,639,452)	2,635,935	(3,517)	(3,804)	(789,261)	617,622	(175,443)
Galaxy Plus Fund - Volt Diversified Alpha Feeder Fund (550) LLC	(2,878)	(4,001)	122,465	115,586	(4,509)	20,959	8,048	24,498
Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC	(2,130)	72,175	1,248,568	1,318,613	-	-	-	-

Total	$(70,741)	$(1,099,335)	$11,646,423	$10,476,347	$(114,485)	$1,970,402	$762,901	$2,618,818

The Trust’s investments in private investment companies have certain redemption and liquidity restrictions which are described in the following table:

	Redemptions	Redemptions	Liquidity
	Notice Period	Permitted	Restrictions

Frontier Funds
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None
Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC)	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None

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

As of June 30, 2022, the Trust had a payable to the Managing Owner in the amounts of $17,810, $1,502, $2,852, $94,990 and $43,475 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

As of December 31, 2021, the Trust had a payable to the Managing Owner in the amounts of $54,702, $1,431, $1,714, $70,998, and $31,919 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

For the six months ended June 30, 2022, the Managing Owner earned $93,391, $8,878, $2,664, $246,750, and $502,267 for incentive fees, management fees, risk analysis fees, service fees, and trading fees, respectively.

For the six months ended June 30, 2021, the Managing Owner earned $49,840, $9,214, $2,764, $232,549, and $484,333 for incentive fees, management fees, risk analysis fees, service fees, and trading fees, respectively.

For the three months ended June 30, 2022 the Managing Owner earned $17,119, $4,475, $1,343, $138,669 and $282,795 for incentive fees, management fees, risk analysis fees, service fees, and trading fees, respectively.

For the three months ended June 30, 2021, the Managing Owner earned $0, $4,595, $1,378, $116,436 and $241,168 for incentive fees, management fees, risk analysis fees, service fees, and trading fees, respectively.

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

Aggregate interest income from all sources, including U.S. Treasury Securities assets net of premiums and cash held at clearing brokers, of up to the first 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Global Fund, Frontier Select Fund, and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (for the three months ended June 30, 2022, and June 30, 2021 amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees Class 1a, Class 2a and Class 3a), Frontier Masters Fund, and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 100% of the interest is retained by the respective Series.

During the six months ended June 30, 2022 and June 30, 2021 and, the Trust paid $14,240, and $10,953, respectively of such interest income to the Managing Owner. Such amounts are not included in the consolidated statements of operations of the Trust. All other interest income is recorded by the Trust on the consolidated statements of operations.

7. Financial Highlights

The following information presents the financial highlights of the Trust for the three months and six months ended June 30, 2022 and June 30, 2021. This data has been derived from the information presented in the consolidated financial statements.

Three months ended June 30

	2022	2021

Ratios to average net assets (1)
Net investment income/(loss) (1)	-6.47%	-5.99%
Expenses before incentive fees (3)	6.24%	6.03%
Expenses after incentive fees (3)	6.49%	6.03%

Total return before incentive fees (2)	13.42%	4.14%
Total return after incentive fees (2)	13.36%	4.14%

Six months ended June 30

	2022	2021

Ratios to average net assets (1)
Net investment income/(loss) (1)	-6.67%	-6.19%
Expenses before incentive fees (3)	6.32%	6.04%
Expenses after incentive fees (3)	6.71%	6.24%

Total return before incentive fees (2)	41.36%	8.91%
Total return after incentive fees (2)	40.97%	8.70%

(1)	Annualized with the exception of incentive fees.

(2)	Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Consolidated Statements of Operations of the Trust. See footnote 5.

The Trust financial highlights are calculated based upon the Trust’s consolidated financial statements. The consolidated Trust does not issue units and therefore the financial highlights do not disclose any unitized data.

8. Derivative Instruments and Hedging Activities

The Trust’s primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trust does not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trust’s derivatives by instrument types as of June 30, 2022 and December 31, 2021 is included in the Consolidated Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trust’s positions in swap contracts. There are embedded management fees in transacting these swaps ranging from 1% to 1.5% based on fair value of swaps and the embedded incentive fees ranging from 15% to 25% based on net new trading profits on swaps.

For the three months ended June 30, 2022 and June 30, 2021, the monthly average of futures, forwards and options contracts bought was approximately 328, and 179, respectively and sold was approximately 329, and 185, respectively.

For the six months ended June 30, 2022 and June 30, 2021, the monthly average of futures, forwards and options contracts bought was approximately 350, and 484, respectively and sold was approximately 349, and 486, respectively.

The following tables summarize the trading revenues for the three months ended June 30, 2022 and June 30, 2021 by contract type:

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended June 30, 2022

Type of contract

Agriculturals	$(57,016)
Currencies	36,973
Energies	(6,810)
Interest rates	31,763
Metals	(16,643)
Stock indices	59,883
Realized trading income/(loss)(1)	$48,150

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended June 30, 2021

Type of contract

Agriculturals	$46,003
Currencies	23,445
Energies	16,610
Interest rates	9,688
Metals	(52)
Stock indices	13,469
Realized trading income/(loss)(1)	$109,163

Realized Trading Revenue from Futures, Forwards and Options

for the Six Months Ended June 30, 2022

Type of contract

Agriculturals	$(94,335)
Currencies	220,438
Energies	101,060
Interest rates	58,891
Metals	(205,506)
Stock indices	239,071
Realized trading income/(loss)(1)	$319,619

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

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended June 30, 2022

Type of contract

Agriculturals	$(4)
Currencies	-
Energies	(818)
Interest rates	-
Metals	29,874
Stock indices	-
Change in unrealized trading income/(loss)(1)	$29,052

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended June 30, 2021

Type of contract

Agriculturals	$(44,481)
Currencies	(30,413)
Energies	(2,700)
Interest rates	(15,689)
Metals	(18,299)
Stock indices	(11,046)
Change in unrealized trading income/(loss)(1)	$(122,628)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Six Months Ended June 30, 2022

Type of contract

Agriculturals	$(2,157)
Currencies	(3,547)
Energies	13,942
Interest rates	17,389
Metals	45,302
Stock indices	865
Change in unrealized trading income/(loss)(1)	$71,794

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

The following tables present gross and net information about the Trust’s assets and liabilities subject the master netting arrangements as disclosed on the consolidated statements of financial condition as of June 30, 2022 and December 31, 2021:

As of June 30, 2022

	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition

Open Trade Equity/(Deficit)	$31,298	$(2,247)	$29,051

As of December 31, 2021

	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition

Open Trade Equity/(Deficit)	$2,118,427	$(2,103,591)	$14,836

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

From July 1, 2022 through August 12, 2022, the Trust paid $651,335 in redemptions.

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

For the six months ended June 30, 2022, none of the Series owned a swap investment and thus were not subject to any related embedded management and/or incentive fees.

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

The trading system and/or approach of each of the major Trading Advisors and the means by which the Series access those Trading Advisors are as follows:

Major Commodity Trading Advisor	Trading System Style	Accessed Through
Aspect Capital Limited	Systematic	Galaxy Plus
Fort, L.P.	Systematic	Galaxy Plus
Quantitative Investment Management, LLC	Systematic	Galaxy Plus
Quest Partners LLC	Systematic	Galaxy Plus
Rosetta Capital Management, LLC	Discretionary	Galaxy Plus
Welton Investment Partners LLC	Systematic	Galaxy Plus
Wimmer Horizon, LLP	Systematic	Trading Company
Quantica Capital AG (“Quantica”)	Systematic	Galaxy Plus
Volt Capital Management AB	Systematic	Galaxy Plus

As of June 30, 2022, the allocation of the assets of each applicable Series of the Trust among the Trading Advisors was as follows:

Allocation as of June 30, 2022 (expressed as a percentage of aggregate notional exposure to commodity trading programs)

Advisor	Frontier Diversified Fund	Frontier Long/Short Commodity Fund	Frontier Masters Fund	Frontier Balanced Fund	Frontier Select Fund	Frontier Global Fund	Frontier Heritage Fund
Aspect Capital Limited	31%	-	51%	25%	-	100%	84%
Fort, L.P.	14%	-	-	7%	-	-	-
Volt Diversified Alpha Fund	-	30%	-	-	-	-	-
John Locke Investments SA	-	-	-	-	-	-	-
Quantitative Investment Management, LLC	14%	-	-	16%	-	-	-
Qunatica Capital AG	12%	-	31%	17%	51%	-	-
Quest Partners LLC	18%	-	-	14%	-	-	-
Rosetta Capital Management, LLC	-	42%	-	-	-	-	-
Welton Investment Partners LLC	11%	28%	18%	13%	49%	-	16%
Wimmer Horizon	-	-	-	8%	-	-	-

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At June 30, 2022, cash deposited at the clearing brokers was $508,933 for the Trust. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each month. As of June 30, 2022, with the Federal Funds target rate at 1.50 to 1.75%, this amount is estimated to be 1.50%.  In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds and time deposits. Aggregate interest income from all sources, including U.S. Treasury Securities assets net of premiums and cash held at clearing brokers, of up to 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Global Fund, Frontier Select Fund, and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a and Class 3a), Frontier Masters Fund and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 100% of the interest is retained by the respective Series. The amount reflected in the financial statements for the Trust and Series are disclosed on a net basis. Due to some classes not exceeding the 2% paid to the Managing Owner, amounts earned by those classes may be zero.

Approximately 70% to 90% of the Trust’s assets are expected to be committed as required margin for futures contracts and forwards and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. treasury bills in segregated accounts with the futures broker pursuant to the CEA and regulations there under. The remaining approximately 10% to 30% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. federally chartered banks. As of June 30, 2022, total cash and cash equivalents held at banking institutions were $25,493 for the Frontier Diversified Fund, $15,197 for the Frontier Long/Short Commodity Fund, $11,472 for the Frontier Masters Fund, $48,110 for the Frontier Balanced Fund, $17,315 for the Frontier Select Fund, $29,684 for the Frontier Global Fund, and $27,804 for the Frontier Heritage Fund.

As a commodity pool, the Trust has large cash positions. Such cash positions are used to pay margin for the trading of futures, forwards and options, and also to pay redemptions. Generally, the Trust has not been forced to liquidate positions to fund redemptions. During the six months ended June 30, 2022, the Trust was able to pay all redemptions.

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

Results of Operations for the Three Months Ended June 30, 2022

Series Returns and Other Information

The returns for each Series and Class of Units for the three months ended June 30, 2022 and 2021, and related information, are discussed below. The activities of the Trust on a consolidated basis are explained through the activity of the underlying Series. Please refer to the discussion of the Series activities in relation to the Trust on a consolidated basis.

Each Series had exposure to commodity interest positions within one or more sectors during the three months ended June 30, 2022 and 2021. The performance of each Series was impacted over the course of the periods by, among other things, the relative performance of the relevant sector or sectors and the commodities within those sectors, the changing allocations among, and the specific positions taken by the Series’ Trading Advisors in, the relevant sector(s) and commodities, and the timing of entries and exits. For certain of the Series, a sector attribution chart has been included at the end of the relevant discussion. Each chart depicts the performance of the relevant Series’ positions within each of the relevant sectors (determined by the Managing Owner using monthly gross return and NAV figures, with various adjustments to net out a proportional allocation of the fees and expenses chargeable to the Series) during the periods presented.

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021.

Frontier Diversified Fund

The Frontier Diversified Fund—Class 1 NAV gained 0% and gained 4.10%, respectively, for the three months ended June 30, 2022 and 2021, net of fees and expenses; the Frontier Diversified Fund—Class 2 NAV gained 6.32% and gained 4.57%, respectively, for the three months ended June 30, 2022 and 2021, net of fees and expenses; the Frontier Diversified Fund—Class 3 NAV gained 6.39% and gained 4.63%, respectively, for the three months ended June 30, 2022 and 2021.

For the three months ended June 30, 2022, the Frontier Diversified Fund recorded total expenses of $36,174, net investment loss of $34,762, net realized/unrealized gain on investments of $277,551, and resulting in a net increase in Owners’ capital from operations of $242,789. For the three months ended June 30, 2021, the Frontier Diversified Fund recorded total expenses of $34,645, net investment loss of $34,608, net realized/unrealized gain on investments of $215,637, and resulting in a net increase in Owners’ capital from operations of $181,029.

Please see additional discussion under “Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021–Frontier Diversified Fund.”

Frontier Masters Fund

The Frontier Masters Fund—Class 1 NAV gained 0% and gained 0.47%, respectively, for the three months ended June 30, 2022 and 2021, net of fees and expenses; the Frontier Masters Fund—Class 2 NAV gained 22.42% and gained 4.12%, respectively, for the three months ended June 30, 2022 and 2021, net of fees and expenses; the Frontier Masters Fund—Class 3 NAV gained 22.58% and gained 4.18%, respectively, for the three months ended June 30, 2022 and 2021, net of fees and expenses.

For the three months ended June 30, 2022, the Frontier Masters Fund recorded total expenses of $14,501, net investment loss of $13,911, net realized/unrealized gain on investments of $183,939, and resulting in a net increase in Owners’ capital from operations of $170,028. For the three months ended June 30, 2021, the Frontier Masters Fund recorded total expenses of $13,710, net investment loss of $12,733, net realized/unrealized gain on investments of $47,903, and resulting in a net increase in Owners’ capital from operations of $35,170.

Please see additional discussion under “Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021–Frontier Masters Fund.”

Frontier Long/Short Commodity Fund

The Frontier Long/Short Commodity Fund—Class 2 NAV gained 14.83% and gained 8.96%, respectively, for the three months ended June 30, 2022 and 2021, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 3 NAV gained 14.83% and gained 8.96%, respectively, for the three months ended June 30, 2022 and 2021, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 2a NAV gained 14.95% and gained 8.98%, respectively, for the three months ended June 30, 2022 and 2021, net of fees and expenses; the Frontier Long/Short Commodity Fund Class 3a NAV gained 15.01% and gained 9.05%, respectively, for the three months ended June 30, 2022 and 2021, net of fees and expenses.

For the three months ended June 30, 2022, the Frontier Long/Short Commodity Fund recorded total expenses of $10,771, net investment loss of $10,028, net realized/unrealized gain on investments of $226,356, and resulting in a net increase in Owners’ capital from operations of $216,328. For the three months ended June 30, 2021, the Frontier Long/Short Commodity Fund recorded total expenses of $10,205, net investment loss of $9,181, net realized/unrealized gain on investments of $132,373, and resulting in a net increase in Owners’ capital from operations of $123,192.

Please see additional discussion under “Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021–Frontier Long/Short Commodity Fund.”

Frontier Balanced Fund

The Frontier Balanced Fund—Class 1 NAV gained 10.86% and gained 2.96%, respectively, for the three months ended June 30, 2022 and 2021, net of fees and expenses; the Frontier Balanced Fund—Class 2 NAV gained 11.69% and gained 3.74%, respectively, for the three months ended June 30, 2022 and 2021, net of fees and expenses; the Frontier Balanced Fund—Class 2a NAV gained 11.65% and gained 3.77%, respectively, for the three months ended June 30, 2022 and 2021, net of fees and expenses; the Frontier Balanced Fund—Class 3a NAV gained 11.74% and gained 3.77%, respectively, for the three months ended June 30, 2022 and 2021, net of fees and expenses; the Frontier Balanced Fund—Class 1AP NAV gained 11.69% and gained 3.73%, respectively, for the three months ended June 30, 2022 and 2021, net of fees and expenses.

For the three months ended June 30, 2022, the Frontier Balanced Fund recorded total expenses of $231,476, net investment loss of $231,476, net realized/unrealized gain on investments of $1,536,580 and resulting in a net increase in Owners’ capital from operations of $1,305,104. For the three months ended June 30, 2021, the Frontier Balanced Fund recorded total expenses of $181,252, net investment loss of $181,094, net realized/unrealized gain on investments of $539,287, and resulting in a net increase in Owners’ capital from operations of $358,193.

Please see additional discussion under “Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021–Frontier Balanced Fund.”

Frontier Select Fund

The Frontier Select Fund—Class 1 NAV gained 22.04% and gained 5.77%, respectively, for the three months ended June 30, 2022 and 2021, net of fees and expenses; the Frontier Select Fund—Class 2 NAV gained 22.96% and gained 6.58%,respectively, for the three months ended June 30, 2022 and 2021, net of fees and expenses; the Frontier Select Fund—Class 1AP NAV gained 22.96% and gained 6.58%, respectively, for the three months ended June 30, 2022 and 2021.

For the three months ended June 30, 2022, the Frontier Select Fund recorded total expenses of $31,350, net investment loss of $31,350, net realized/unrealized gain on investments of $432,919, and resulting in a net increase in Owners’ capital from operations of $401,769. For the three months ended June 30, 2021, the Frontier Select Fund recorded total expenses of $23,814, net investment loss of $23,814, net realized/unrealized gain on investments of $119,595, and resulting in a net increase in Owners’ capital from operations of $95,781.

Please see additional discussion under “Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021–Frontier Select Fund.”

Frontier Global Fund

The Frontier Global Fund—Class 1 NAV gained 23.60% and gained 2.59%, respectively, for the three months ended June 30, 2022 and 2021, net of fees and expenses; the Frontier Global Fund—Class 2 NAV gained 24.52% and gained 3.36%, respectively, for the three months ended June 30, 2022 and 2021, net of fees and expenses.

For the three months ended June 30, 2022, the Frontier Global Fund recorded total expenses of $60,705, net investment loss of $60,705, net realized/unrealized gain on investments of $713,642, and resulting in a net increase in Owners’ capital from operations of $652,937. For the three months ended June 30, 2021, the Frontier Global Fund recorded total expenses of $57,672, net investment loss of $57,672, net realized/unrealized gain on investments of $136,621, and resulting in a net increase in Owners’ capital from operations of $78,949.

Please see additional discussion under “Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021–Frontier Global Fund.”

Frontier Heritage Fund

The Frontier Heritage Fund—Class 1 NAV gained 21.92% and gained 5.29%, respectively, for the three months ended June 30, 2022 and 2021, net of fees and expenses; the Frontier Heritage Fund—Class 2 NAV gained 22.83% and gained 6.08%, respectively for the three months ended June 30, 2022 and 2021, net of fees and expenses; the Frontier Heritage Fund—Class 1AP NAV gained 22.83% and gained 6.08%, respectively, for the three months ended June 30, 2022 and 2021.

For the three months ended June 30, 2022, the Frontier Heritage Fund recorded total expenses of $62,176, net investment loss of $62,176, net realized/unrealized gain on investments of $754,743, and resulting in a net increase in Owners’ capital from operations of $692,567. For the three months ended June 30, 2021, the Frontier Heritage Fund recorded total expenses of $43,741, net investment loss of $43,741, net realized/unrealized gain on investments of $177,779, and resulting in a net increase in Owners’ capital from operations of $134,038.

Please see additional discussion under “Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021–Frontier Heritage Fund.”

Six months ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Frontier Diversified Fund

2022

The Frontier Diversified Fund—Class 1 NAV gained 0% and gained 6.88%, respectively, for the six months ended June 30, 2022 and 2021, net of fees and expenses; the Frontier Diversified Fund—Class 2 NAV gained 28.82% and gained 7.81%, respectively, for the six months ended June 30, 2022 and 2021, net of fees and expenses; the Frontier Diversified Fund—Class 3 NAV gained 28.98% and gained 7.94%, respectively, for the six months ended June 30, 2022 and 2021.

For the six months ended June 30, 2022, the Frontier Diversified Fund recorded total expenses of $64,963, net investment loss of $62,186, net realized/unrealized gain on investments of $935,653, and resulting in a net increase in Owners’ capital from operations of $873,467. For the six months ended June 30, 2021, the Frontier Diversified Fund recorded total expenses of $71,833, net investment loss of $70,209, net realized/unrealized gain on investments of $371,437, and resulting in a net increase in Owners’ capital from operations of $301,228.

The NAV per Unit, Class 2, increased from $88.98 at December 31, 2021 to $114.63 as of June 30, 2022. The NAV per Unit, Class 3 increased from $83.56 at December 31, 2021 to $107.78 as of June 30, 2022. Total Class 2 subscriptions and redemptions for the period were $0 and $15,125, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $300,321, respectively. Ending capital at June 30, 2022 was $477,199 for Class 2 and $3,113,962 for Class 3. Ending capital at December 31, 2021 was $381,517 for Class 2, and $2,651,623 for Class 3.

The Frontier Diversified Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors.

Frontier Diversified Fund Class 3 Sector Attributions
Q2 2022 and YTD
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2022
YTD

Frontier Diversified Fund Class 2 Sector Attributions
Q2 2022 and YTD
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2022
YTD

Frontier Diversified Fund Class 2 Major Advisors Performance
Q2 2022 and YTD
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Aspect Capital Ltd
Fort LP (GC)
Quantica Capital
QIM
Quest Partners
Welton
Non-Major Advisors
Q2 2022
YTD

Frontier Diversified Fund Class 3 Major Advisors Performance
Q2 2022 and YTD
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Aspect Capital Ltd
Fort LP (GC)
Quantica Capital
QIM
Quest Partners
Welton
Non-Major Advisors
Q2 2022
YTD

Three sectors which traded in the Frontier Diversified Fund were profitable in Q2 2022 and four were profitable year-to-date (“YTD”). Currencies, Energies and Interest Rates were profitable for Q2 2022 while Metals, Agriculturals and Stock Indices finished negative for the quarter. Currencies, Energies, Agriculturals and Interest Rates were profitable YTD while Metals and Stock Indices finished negative YTD.

In terms of major CTA performance, Aspect, Quantica, QIM, Quest and Welton finished positive for the quarter. Fort was negative for the quarter.

Aspect, Quantica, QIM, Quest and Welton finished positive YTD. Fort was negative YTD.

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

Aspect, Fort, Quest and Welton finished positive YTD. John Locke and QIM were negative YTD.

Frontier Masters Fund

2022

The Frontier Masters Fund—Class 1 NAV gained 0% and gained 4.58%, respectively, for the six months ended June 30, 2022 and 2021, net of fees and expenses; the Frontier Masters Fund —Class 2 NAV gained 68.25% and gained 8.85%, respectively, for the six months ended June 30, 2022 and 2021, net of fees and expenses; the Frontier Masters Fund—Class 3 NAV gained 68.47% and gained 8.99%, respectively, for the six months ended June 30, 2022 and 2021, net of fees and expenses.

For the six months ended June 30, 2022, the Frontier Masters Fund recorded total expenses of $26,620, net investment loss of $25,366, net realized/unrealized gain on investments of $438,612, and resulting in a net increase in Owners’ capital from operations of $413,246. For the six months ended June 30, 2021, the Frontier Masters Fund recorded total expenses of $29,074, net investment loss of $27,242, net realized/unrealized gain on investments of $106,434, and resulting in a net increase in Owners’ capital from operations of $79,192.

The NAV per Unit, Class 2, increased from $70.17 at December 31, 2021 to $118.06 as of June 30, 2022. The NAV per Unit, Class 3, increased from $66.15 at December 31, 2021 to $111.44 as of June 30, 2022. Total Class 2 subscriptions and redemptions for the period were $0 and $49,915, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $154,259, respectively. Ending capital at June 30, 2022 was $252,077 for Class 2, and $664,669 for Class 3. Ending capital at December 31, 2021 was $198,399 for Class 2, and $509,275 for Class 3.

The Frontier Masters Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, Hybrids and Commodities sectors.

Frontier Masters Fund Class 2 Sector Attributions
Q2 2022 and YTD
80.00%
70.00%
60.00%
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2022
YTD

Frontier Masters Fund Class 3 Sector Attributions
Q2 2022 and YTD
80.00%
70.00%
60.00%
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2022
YTD

Frontier Masters Fund Class 2 Major Advisors Performance
Q2 2022 and YTD
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
Aspect Capital Ltd
Quantica Capital
Welton
Q2 2022
YTD

Frontier Masters Fund Class 3 Major Advisors Performance
Q2 2022 and YTD
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
Aspect Capital Ltd
Quantica Capital
Welton
Q2 2022
YTD

Four of the six sectors which traded in the Frontier Masters Fund were profitable in Q2 2022 and four of the six were profitable YTD. Currencies, Energies, Interest Rates and Stock Indices were profitable for Q2 2022 while Metals and Agriculturals finished negative for the quarter. Metals, Currencies, Energies and Interest Rates were profitable YTD while Agriculturals and Stock Indices finished negative YTD.

In terms of major CTA performance, Aspect, Quantica and Welton all finished positive for the quarter. Aspect, Quantica and Welton were positive YTD.

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

Frontier Long/Short Commodity Fund

2022

The Frontier Long/Short Commodity Fund—Class 2 NAV gained 43.94% and gained 14.54%, respectively, for the six months ended June 30, 2022 and 2021, net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 3 NAV gained 43.94% and gained 14.53%, respectively, for the six months ended June 30, 2022 and 2021, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 2a NAV gained 43.99% and gained 15.28%, respectively, for the six months ended June 30, 2022 and 2021, net of fees and expenses; the Frontier Long/Short Commodity Fund Class 3a NAV gained 44.17% and gained 15.40%, respectively, for the six months ended June 30, 2022 and 2021, net of fees and expenses.

For the six months ended June 30, 2022, the Frontier Long/Short Commodity Fund recorded total expenses of $19,388, net investment loss of $18,035, net realized/unrealized gain on investments of $534,253, and resulting in a net increase in Owners’ capital from operations of $516,218. For the six months ended June 30, 2021, the Frontier Long/Short Commodity Fund recorded total expenses of $19,114, net investment loss of $16,811, net realized/unrealized gain on investments of $208,105, and resulting in a net increase in Owners’ capital from operations of $191,294.

The NAV per Unit, Class 2, increased from $89.97 as of December 31, 2021 to $129.50 at June 30, 2022. The NAV per Unit, Class 3, increased from $94.38 as of December 31, 2021 to $135.85 at June 30, 2022.The NAV per Unit, Class 2a, increased from $58.75 as of December 31, 2021 to $84.59 at June 30, 2022. The NAV per Unit, Class 3a, increased from $62.16 as of December 31, 2021 to $89.61 at June 30, 2022. Total Class 2 subscriptions and redemptions for the six months were $0 and $1,250, respectively. Total Class 3 subscriptions and redemptions for the six months were $0 and $105,107, respectively. Total Class 2a subscriptions and redemptions for the six months were $0 and $0, respectively. Total Class 3a subscriptions and redemptions for the six months were $0 and $0, respectively. Ending capital at June 30, 2022, is $34,661 for Class 2, $1,194,539 for Class 3, $120,753 for Class 2a and $300,232 for Class 3a.  Ending capital at December 31, 2021 is $25,166 for Class 2, $923,058 for Class 3, $83,858 for Class 2a, and $208,242 for Class 3a.

The Frontier Long/Short Commodity Fund may have both long and short exposure to the Base Metals, Energies, Grains, Meats, Precious Metals, Financials and Softs sectors, although the majority of the exposure will typically be in the Energies, Metals and Softs sectors.

Frontier Long/Short Commodity Fund Class 2 Sector Attributions
Q2 2022 and YTD
50.00%
45.00%
40.00%
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q2 2022
YTD

Frontier Long/Short Commodity Fund Class 2A Sector Attributions
Q2 2022 and YTD
50.00%
45.00%
40.00%
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q2 2022
YTD

Frontier Long/Short Commodity Fund Class 3
Major Advisors Performance
Q2 2022 and YTD
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
Rosetta
Volt
Welton
Non-Major Advisors
Q2 2022
YTD

Frontier Long/Short Commodity Fund Class 3A Sector Attributions
Q2 2022 and YTD
50.00%
45.00%
40.00%
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q2 2022
YTD

Frontier Long/Short Commodity Fund Class 2
Major Advisors Performance
Q2 2022 and YTD
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
Rosetta
Volt
Welton
Non-Major Advisors
Q2 2022
YTD

Frontier Long/Short Commodity Fund Class 2A
Major Advisors Performance
Q2 2022 and YTD
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
Rosetta
Volt
Welton
Non-Major Advisors
Q2 2022
YTD

Frontier Long/Short Commodity Fund Class 3
Major Advisors Performance
Q2 2022 and YTD
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
Rosetta
Volt
Welton
Non-Major Advisors
Q2 2022
YTD

Frontier Long/Short Commodity Fund Class 3A
Major Advisors Performance
Q2 2022 and YTD
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
Rosetta
Volt
Welton
Non-Major Advisors
Q2 2022
YTD

All of the seven sectors traded in the Frontier Long/Short Commodity Fund were profitable in Q2 2022 and all of the seven were profitable YTD. Energies, Base Metals, Grains, Softs, Meats, Precious Metals and Financials finished positive for Q2 2022. Energies, Base Metals, Grains, Softs, Meats, Precious Metals and Financials finished positive YTD.

In terms of major CTA performance, Rosetta, Volt and Welton finished positive for the quarter. No CTA’s finished negative for the quarter.

In terms of YTD performance, Rosetta, Volt and Welton were positive while no CTA’s finished negative.

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

Frontier Balanced Fund

2022

The Frontier Balanced Fund—Class 1 NAV gained 42.99% and gained 7.42%, respectively, for the six months ended June 30, 2022 and 2021, net of fees and expenses; the Frontier Balanced Fund —Class 2 NAV gained 45.14% and gained 9.04%, respectively, for the six months ended June 30, 2022 and 2021, net of fees and expenses; the Frontier Balanced Fund —Class 2a NAV gained 45.08% and gained 9.07%, respectively, for the six months ended June 30, 2022 and 2021, net of fees and expenses; the Frontier Balanced Fund —Class 3a NAV gained 45.22% and gained 9.08%, respectively, for the six months ended June 30, 2022 and 2021, net of fees and expenses; the Frontier Balanced Fund —Class 1AP NAV gained 45.13% and gained 9.03%, for the six months ended June 30, 2022 and 2021, net of fees and expenses.

For the six months ended June 30, 2022, the Frontier Balanced Fund recorded total expenses of $477,214, net investment loss of $477,214, net realized/unrealized gain on investments of $4,497,289, and resulting in a net increase in Owners’ capital from operations of $4,020,075. For the six months ended June 30, 2021, the Frontier Balanced Fund recorded total expenses of $418,803, net investment loss of $418,645, net realized/unrealized gain on investments of $1,279,811, and resulting in a net increase in Owners’ capital from operations of $861,166.

The NAV per Unit, Class 1, increased from $82.82 as of December 31, 2021 to $118.43 at June 30, 2022. The NAV per Unit, Class 1AP, increased from $103.38 as of December 31, 2021 to $150.04 at June 30, 2022. The NAV per Unit, Class 2, increased from $139.40 as of December 31, 2021 to $202.33 at June 30, 2022. For Class 2a, the NAV per Unit increased from $120.98 as of December 31, 2021 to $175.51 at June 30, 2022. For Class 3a, the NAV per Unit increased from $120.57 as of December 31, 2021 to $175.09 at June 30, 2022. Total Class 1 subscriptions and redemptions for the six months were $0 and $1,137,948, respectively. Total Class 1AP subscriptions and redemptions for the six months were $0 and $7,580, respectively. Total Class 2 subscriptions and redemptions for the six months were $0 and $71,389, respectively. Total Class 2a subscriptions and redemptions for the six months were $0 and $11,000, respectively. Total Class 3a subscriptions and redemptions for the six months were $0 and $0, respectively. Ending capital at June 30, 2022, was $9,443,569 for Class 1, $88,063 for Class 1 AP, $2,147,016 for Class 2, $68,139 for Class 2a and $554,404 for Class 3a. Ending capital at December 31, 2021, was $7,471,841 for Class 1, $66,027 for Class 1 AP, $1,533,078 for Class 2, $56,328 for Class 2a and $381,759 for Class 3a.

The Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Frontier Balanced Fund Class 1 Sector Attributions
Q2 2022 and YTD
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2022
YTD

Frontier Balanced Fund Class 1AP Sector Attributions
Q2 2022 and YTD
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2022
YTD

Frontier Balanced Fund Class 2 Sector Attributions
Q2 2022 and YTD
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2022
YTD

Frontier Balanced Fund Class 2A Sector Attributions
Q2 2022 and YTD
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2022
YTD

Frontier Balanced Fund Class 3A Sector Attributions
Q2 2022 and YTD
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2022
YTD

Frontier Balanced Fund Class 1 Major Advisors Performance
Q2 2022 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Aspect Capital Ltd
Fort LP (GC)
Quantica Capital
QIM
Welton
Wimmer Horizon
Non-Major Advisors
Q2 2022
YTD

Frontier Balanced Fund Class 1AP Major Advisors Performance
Q2 2022 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Aspect Capital Ltd
Fort LP (GC)
Quantica Capital
QIM
Welton
Wimmer Horizon
Non-Major Advisors
Q2 2022
YTD

Frontier Balanced Fund Class 2 Major Advisors Performance
Q2 2022 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Aspect Capital Ltd
Fort LP (GC)
Quantica Capital
QIM
Welton
Wimmer Horizon
Non-Major Advisors
Q2 2022
YTD

Frontier Balanced Fund Class 2A Major Advisors Performance
Q2 2022 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Aspect Capital Ltd
Fort LP (GC)
Quantica Capital
QIM
Welton
Wimmer Horizon
Non-Major Advisors
Q2 2022
YTD

Frontier Balanced Fund Class 3A Major Advisors Performance
Q2 2022 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Aspect Capital Ltd
Fort LP (GC)
Quantica Capital
QIM
Welton
Wimmer Horizon
Non-Major Advisors
Q2 2022
YTD

Three of the six sectors traded in the Frontier Balanced Fund were profitable in Q2 2022 and three of the six were profitable YTD. Currencies, Energies and Interest Rates were profitable for Q2 2022 while Metals, Agriculturals and Stock Indices finished negative for the quarter. Currencies, Energies, and Interest Rates were positive YTD while Metals, Agriculturals and Stock Indices were negative YTD.

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

Aspect, Fort, Welton and Wimmer Horizon were positive YTD while John Locke and QIM were negative YTD.

Frontier Select Fund

2022

The Frontier Select Fund—Class 1 NAV gained 60.92% and gained 13.01%, respectively, for the six months ended June 30, 2022 and 2021, net of fees and expenses; the Frontier Select Fund —Class 2 NAV gained 63.33% and gained 14.72%, respectively, for the six months ended June 30, 2022 and 2021, net of fees and expenses; the Frontier Select Fund—Class 1AP NAV gained 63.31% and gained 14.72%, respectively, for the six months ended June 30, 2022 and 2021.

For the six months ended June 30, 2022, the Frontier Select Fund recorded total expenses of $53,936, net investment loss of $53,936, net realized/unrealized gain on investments of $899,384, and resulting in a net increase in Owners’ capital from operations of $845,448. For the six months ended June 30, 2021, the Frontier Select Fund recorded total expenses of $46,607, net investment loss of $46,607, net realized/unrealized gain on investments of $251,381, and resulting in a net increase in Owners’ capital from operations of $204,774.

The NAV per Unit, Class 1, increased from $63.39 as of December 31, 2021 to $102.01 at June 30, 2022. The NAV per Unit, Class 1AP, increased from $79.21 as of December 31, 2021 to $129.36 at June 30, 2022. The NAV per Unit, Class 2, increased from $105.10 as of December 31, 2021 to $171.66 at June 30, 2022. Total Class 1 subscriptions and redemptions for the six months ended June 30, 2022, were $0 and $47,188, respectively. Total Class 1AP subscriptions and redemptions for the six months ended June 30, 2022, were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the six months ended June 30, 2022, were $0 and $6,600, respectively. Ending capital, at June 30, 2022, was $2,084,085 for Class 1, $16,755 for Class 1AP, and $106,690 for Class 2. Ending capital at December 31, 2021 was $1,334,518 for Class 1, $10,259 for Class 1AP, and $71,093 for Class 2.

The Frontier Select Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Frontier Select Fund Class 1 Sector Attributions
Q2 2022 and YTD
70.00%
60.00%
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2022
YTD

Frontier Select Fund Class 1AP Sector Attributions
Q2 2022 and YTD

70.00%
60.00%
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2022
YTD

Frontier Select Fund Class 2 Sector Attributions
Q2 2022 and YTD
70.00%
60.00%
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2022
YTD

Frontier Select Fund Class 1 Major Advisor Performance
Q2 2022 and YTD
45.00%
40.00%
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
Quantica Capital
Welton
Q2 2022
YTD

Frontier Select Fund Class 1AP Major Advisor Performance
Q2 2022 and YTD
45.00%
40.00%
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
Quantica Capital
Welton
Q2 2022
YTD

Frontier Select Fund Class 2 Major Advisor Performance
Q2 2022 and YTD
45.00%
40.00%
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
Quantica Capital
Welton
Q2 2022
YTD

Four of the six sectors traded in the Frontier Select Fund were profitable in Q2 2022 and four of the six were profitable YTD. Currencies, Energies, Interest Rates and Stock Indices were positive while Metals and Agriculturals were negative for the quarter. Metals, Currencies, Energies and Interest Rates were profitable YTD while Agriculturals and Stock Indices finished negative YTD.

In terms of major CTA performance, Quantica and Welton finished positive for the quarter. No CTA’s finished negative for the quarter. Quantica and Welton finished positive YTD while no CTA’s finished negative YTD.

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

Frontier Global Fund

2022

The Frontier Global Fund—Class 1 NAV gained 82.82% and gained 5.75%, respectively, for the six months ended June 30, 2022 and 2021, net of fees and expenses; the Frontier Global Fund—Class 2 NAV gained 85.56% and gained 7.33%, respectively, for the six months ended June 30, 2022 and 2021, net of fees and expenses.

For the six months ended June 30, 2022, the Frontier Global Fund recorded total expenses of $108,043, net investment loss of $108,043, net realized/unrealized gain on investments of $1,741,202, and resulting in a net increase in Owners’ capital from operations of $1,633,159. For the six months ended June 30, 2021, the Frontier Global Fund recorded total expenses of $112,740, net investment loss of $112,740, net realized/unrealized gain on investments of $280,327, and resulting in a net increase in Owners’ capital from operations of $167,587.

The NAV per Unit, Class 1, increased from $109.45 at December 31, 2021 to $200.09 as of June 30, 2022. The NAV per Unit, Class 2, increased from $170.40 at December 31, 2021 to $316.20 as of June 30, 2022. Total Class 1 subscriptions and redemptions for the six months ended were $0 and $431,963, respectively. Total Class 2 subscriptions and redemptions for the six months ended were $0 and $148,948, respectively. Ending capital at June 30, 2022 was $3,011,249 for Class 1 and $152,340 for Class 2. Ending capital at December 31, 2021 was $1,926,328 for Class 1 and $185,013 for Class 2.

Frontier Global Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Frontier Global Fund Class 1 Sector Attributions
Q2 2022 and YTD
90.00%
80.00%
70.00%
60.00%
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2022
YTD

Frontier Global Fund Class 2 Sector Attributions
Q2 2022 and YTD
100.00%
80.00%
60.00%
40.00%
20.00%
0.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2022
YTD

Three of the six sectors traded in the Frontier Global Fund were profitable in Q2 2022 and three of the six were profitable YTD. Currencies, Energies and Interest Rates were positive while Metals, Agriculturals and Stock Indices were negative for the quarter. Currencies, Energies and Interest Rates were positive YTD while Metals, Agriculturals and Stock Indices were negative YTD.

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

Frontier Heritage Fund

2022

The Frontier Heritage Fund—Class 1 NAV gained 74.78% and gained 13.69%, respectively, for the six months ended June 30, 2022 and 2021 net of fees and expenses; the Frontier Heritage Fund—Class 2 NAV gained 77.41% and gained 15.40%, respectively, for the six months ended June 30, 2022 and 2021, net of fees and expenses; the Frontier Heritage Fund—Class 1AP NAV gained 77.43% and gained 15.41%, respectively, for the six months ended June 30, 2022 and 2021.

For the six months ended June 30, 2022, the Frontier Heritage Fund recorded total expenses of $107,713, net investment loss of $107,713, net realized/unrealized gain on investments of $1,783,081, and resulting in a net increase in Owners’ capital from operations of $1,675,368. For the six months ended June 30, 2021, the Frontier Heritage Fund recorded total expenses of $83,574, net investment loss of $83,574, net realized/unrealized gain on investments of $404,897, and resulting in a net increase in Owners’ capital from operations of $321,323.

The NAV per Unit, Class 1, increased from $103.43 as of December 31, 2021 to $180.77 at June 30, 2022. The NAV per Unit, Class 1AP, increased from $129.19 as of December 31, 2021 to $229.22 at June 30, 2022. The NAV per Unit, Class 2, increased from $172.91 as of December 31, 2021 to $306.76 at June 30, 2022. Total Class 1 subscriptions and redemptions for the six months were $0 and $247,253, respectively. Total Class 1AP subscriptions and redemptions for the six months were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the six months were $0 and $59,776, respectively. Ending capital, at June 30, 2022, was $3,392,215 for Class 1, $14,622 for Class 1AP and $283,810 for Class 2. Ending capital at December 31, 2021 was $2,119,250 for Class 1, $8,242 for Class 1AP, and $194,816 for Class 2.

The Frontier Heritage Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Frontier Heritage Fund Class 1 Sector Attributions
Q2 2022 and YTD
80.00%
70.00%
60.00%
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2022
YTD

Frontier Heritage Fund Class 1AP Sector Attributions
Q2 2022 and YTD
90.00%
80.00%
70.00%
60.00%
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2022
YTD

Frontier Heritage Fund Class 2 Sector Attributions
Q2 2022 and YTD
90.00%
80.00%
70.00%
60.00%
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2022
YTD

Frontier Heritage Fund Class 1 Major Advisors Performance
Q2 2022 and YTD
60.00%
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
Aspect Capital Ltd
Welton
Q2 2022
YTD

Frontier Heritage Fund Class 1AP Major Advisors Performance
Q2 2022 and YTD
70.00%
60.00%
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
Aspect Capital Ltd
Welton
Q2 2022
YTD

Frontier Heritage Fund Class 2 Major Advisors Performance
Q2 2022 and YTD
70.00%
60.00%
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
Aspect Capital Ltd
Welton
Q2 2022
YTD

Three of the six sectors traded in the Frontier Heritage Fund were profitable in Q2 2022 and three of the six were profitable YTD. Currencies, Energies and Interest Rates were positive while Metals, Agriculturals and Stock Indices were negative for the quarter. Currencies, Energies and Interest Rates were profitable YTD while Metals, Agriculturals and Stock Indices finished negative YTD.

In terms of major CTA performance, Aspect and Welton were positive for Q2 2022. No CTA’s were negative for the quarter. Aspect and Welton were positive YTD while no CTA’s were negative YTD.

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

Value at Risk by Market Sectors

The following tables present the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of June 30, 2022 and December 31, 2021. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

DOMESTIC EXPOSURE

Frontier Balanced Fund:

	June 30, 2022		December 31, 2021
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$-	0.00%	$7,906	0.08%
Currencies	508,933	4.14%	817,788	8.60%
Stock Indices	-	0.00%	269	0.00%
Metals	29,873	0.24%	107,346	1.13%
Agriculturals/Softs	-	0.00%	313,239	3.29%
Energy	-	0.00%	10,826	0.11%
Total:	$538,806	4.38%	$1,257,374	13.21%

Value at Risk: Foreign Markets

The following tables present the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of June 30, 2022 and December 31, 2021. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

FOREIGN EXPOSURE

Frontier Balanced Fund

	June 30, 2022		December 31, 2021
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$-	0.00%	$1,514,134	15.92%
Currencies	-	0.00%	22,104	0.23%
Stock Indices	-	0.00%	20,897	0.22%
Agriculturals/Softs	608	0.00%	107,740	1.13%
Energy	818	0.01%	-	0.00%
Total:	$1,425	0.01%	$1,664,875	17.50%

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of June 30, 2022, by market sector.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chairman and Chief Financial Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), for the Trust and each Series as of June 30, 2022 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can only provide reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon their evaluation, the Chairman and Chief Financial Officer of the Managing Owner concluded that, as of the Evaluation Date, the disclosure controls and procedures for the Trust and each Series were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust and each Series required to be included in the Trust’s periodic SEC filing.

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

Based on that assessment, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that the Trust maintained effective internal control over financial reporting as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting for the quarter ended June 30, 2022.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding the sale of unregistered Units by the Trust for the three months ended June 30, 2022. The number of Units listed below for each transaction is the aggregate number of Units in the particular Series of the Trust purchased in such transaction. The consideration listed below for each transaction is, except as otherwise noted, the aggregate amount of cash paid for the Units purchased. For each transaction reported below, the price per Unit was NAV per Unit at the time of the transaction and the Managing Owner of the Trust was the purchaser of the Units. No underwriting discount or sales commission was paid or received with respect to any of the transactions reported below. The Trust claims an exemption from registration of each of the transactions listed below under Section 4(a)(2) of the Securities Act of 1933, as amended, as a sale by an issuer not involving a public offering.

SERIES	DATE	UNITS	CONSIDERATION
NONE

One hundred percent of the offering proceeds from the sale of Units are initially available for the Series’ trading activities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

31.1	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.2	Certification of Chief Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.3	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.4	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.5	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.6	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.7	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.8	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Funds
(Registrant)

Date: August 12, 2022	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

Date: August 12, 2022	By:	/s/ Patrick F. Hart III
Patrick F. Hart III
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Balanced Fund,
a Series of Frontier Funds
(Registrant)

Date: August 12, 2022	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

Date: August 12, 2022	By:	/s/ Patrick F. Hart III
Patrick F. Hart III
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Heritage Fund,
a Series of Frontier Funds
(Registrant)

Date: August 12, 2022	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

Date: August 12, 2022	By:	/s/ Patrick F. Hart III
Patrick F. Hart III
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Global Fund
a Series of Frontier Funds
(Registrant)

Date: August 12, 2022	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

Date: August 12, 2022	By:	/s/ Patrick F. Hart III
Patrick F. Hart III
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Select Fund,
a Series of Frontier Funds
(Registrant)

Date: August 12, 2022	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

Date: August 12, 2022	By:	/s/ Patrick F. Hart III
Patrick F. Hart III
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Long/Short Commodity Fund,
a Series of Frontier Funds
(Registrant)

Date: August 12, 2022	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

Date: August 12, 2022	By:	/s/ Patrick F. Hart III
Patrick F. Hart III
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Diversified Fund,
a Series of Frontier Funds
(Registrant)

Date: August 12, 2022	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

Date: August 12, 2022	By:	/s/ Patrick F. Hart III
Patrick F. Hart III
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Masters Fund,
a Series of Frontier Funds
(Registrant)

Date: August 12, 2022	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

Date: August 12, 2022	By:	/s/ Patrick F. Hart III
Patrick F. Hart III
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds