Form 10-Q
period 2022-09-30
Frontier Funds; Frontier Heritage Fund; Frontier Masters Fund; Frontier Select Fund; Frontier Long/Short Commodity Fund; Frontier Diversified Fund; Frontier Balanced Fund; Frontier Global Fund
filed 2022-11-14
CIK 1261379, 1389123, 1450722, 1389125, 1389128, 1450720, 1389122, 1389124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF SEPTEMBER 30, 2022, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

ii

PART I. FINANCIAL INFORMATION

Item 1. Series Financial Statements

The Series of Frontier Funds

Statements of Financial Condition

September 30, 2022 (Unaudited) and December 31, 2021

	Frontier		Frontier		Frontier
	Diversified Fund		Masters Fund		Long/Short Commodity Fund
	9/30/2022	12/31/2021	9/30/2022	12/31/2021	9/30/2022	12/31/2021
ASSETS
Cash and cash equivalents	$98,597	$165,491	$49,740	$76,703	$57,674	$40,528
U.S. Treasury securities, at fair value	81,003	33,274	40,864	15,422	47,383	8,148
Investments in private investment companies, at fair value	3,323,801	2,838,658	916,743	638,376	1,555,790	1,209,022
Investments in unconsolidated trading companies, at fair value	36,610	30,788	18,469	14,270	21,415	7,541
Interest receivable	677	717	341	332	396	176

Total Assets	$3,540,688	$3,068,928	$1,026,157	$745,103	$1,682,658	$1,265,415

LIABILITIES & CAPITAL

LIABILITIES
Redemptions payable	$-	$-	$-	$-	$-	$20,299
Interest payable to Managing Owner	-	-	-	-	64	32
Service fees payable to Managing Owner	95	83	51	43	25	19
Trading fees payable to Managing Owner	10,189	9,217	4,885	3,882	3,751	3,407
Subscriptions in advance for service fee rebates	22,650	22,650	31,725	31,725	393	393
Other liabilities	2,143	3,838	1,081	1,779	1,254	941

Total Liabilities	$35,077	$35,788	$37,742	$37,429	$5,487	$25,091

CAPITAL
Managing Owner - Class 2	10,250	7,870	6,858	3,781	3,983	4,121
Managing Owner - Class 2a	-	-	-	-	11,314	7,619
Managing Owner - Class 3	25,827	22,677	3,173	3,933	-	-
Managing Owner - Class 3a	-	-	-	-	1,660	1,116
Limited Owner - Class 2	472,202	373,647	264,878	194,618	31,192	21,045
Limited Owner - Class 2a	-	-	-	-	113,213	76,239
Limited Owner - Class 3	2,997,332	2,628,946	713,506	505,342	1,213,860	923,058
Limited Owner - Class 3a	-	-	-	-	301,949	207,126

Total Owners’ Capital	3,505,611	3,033,140	988,415	707,674	1,677,171	1,240,324

Non-Controlling Interests	-	-	-	-	-	-

Total Capital	3,505,611	3,033,140	988,415	707,674	1,677,171	1,240,324

Total Liabilities and Capital	$3,540,688	$3,068,928	$1,026,157	$745,103	$1,682,658	$1,265,415

Units Outstanding
Class 2	4,163	4,288	2,136	2,828	264	280
Class 2a	N/A	N/A	N/A	N/A	1,428	1,428
Class 3	27,726	31,733	5,962	7,699	8,677	9,780
Class 3a	N/A	N/A	N/A	N/A	3,283	3,351

Net Asset Value per Unit
Class 2	$115.89	$88.98	$127.27	$70.17	$133.35	$89.97
Class 2a	N/A	N/A	N/A	N/A	$87.24	$58.75
Class 3	$109.03	$83.56	$120.21	$66.15	$139.89	$94.38
Class 3a	N/A	N/A	N/A	N/A	$92.47	$62.16

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Financial Condition

September 30, 2022 (Unaudited) and December 31, 2021

	Frontier Balanced Fund		Frontier Select Fund
	9/30/2022	12/31/2021	9/30/2022	12/31/2021
ASSETS
Cash and cash equivalents	$151,759	$188,010	$53,083	$51,140
U.S. Treasury securities, at fair value	124,679	37,801	43,611	10,282
Open trade equity, at fair value	4,615	14,836	-	-
Receivable from futures commission merchants	1,129,626	818,362	-	-
Investments in private investment companies, at fair value	10,982,509	8,928,481	2,175,339	1,374,376
Investments in unconsolidated trading companies, at fair value	56,350	34,977	19,710	9,514
Interest receivable	1,041	815	364	222

Total Assets	$12,450,579	$10,023,282	$2,292,107	$1,445,534

LIABILITIES & CAPITAL

LIABILITIES
Redemptions payable	$-	$20,382	$13,913	$-
Incentive fees payable to Managing Owner	120,365	54,702	-	-
Management fees payable to Managing Owner	1,621	1,431	-	-
Interest payable to Managing Owner	447	957	423	196
Service fees payable to Managing Owner	19,187	18,314	4,667	3,524
Trading fees payable to Managing Owner	38,932	32,970	5,056	3,682
Risk analysis fees payable to Managing Owner	10,411	10,380	-	-
Payables to related parties	-	-	-	-
Subscriptions in advance for service fee rebates	386,354	369,341	21,807	21,076
Other liabilities	3,355	5,772	1,155	1,186

Total Liabilities	$580,672	$514,249	$47,021	$29,664

CAPITAL
Managing Owner - Class 2	65,002	43,148	22,995	14,981
Managing Owner - Class 2a	61,520	56,328	-	-
Limited Owner - Class 1	8,939,937	7,471,841	2,117,017	1,334,518
Limited Owner - Class 1AP	91,406	66,027	17,419	10,259
Limited Owner - Class 2	2,136,513	1,489,930	87,655	56,112
Limited Owner - Class 3a	575,529	381,759	-	-

Total Owners’ Capital	11,869,907	9,509,033	2,245,086	1,415,870

Non-Controlling Interests	-	-	-	-

Total Capital	11,869,907	9,509,033	2,245,086	1,415,870

Total Liabilities and Capital	$12,450,579	$10,023,282	$2,292,107	$1,445,534

Units Outstanding
Class 1	73,280	90,219	20,113	21,051
Class 1AP	587	639	129	129
Class 2	10,483	10,998	620	677
Class 2a	338	466	N/A	N/A
Class 3a	3,166	3,166	N/A	N/A

Net Asset Value per Unit
Class 1	$122.00	$82.82	$105.26	$63.39
Class 1AP	$155.73	$103.38	$134.49	$79.21
Class 2	$210.01	$139.40	$178.47	$105.10
Class 2a	$182.17	$120.98	N/A	N/A
Class 3a	$181.77	$120.57	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Financial Condition

September 30, 2022 (Unaudited) and December 31, 2021

	Frontier Global Fund		Frontier Heritage Fund
	9/30/2022	12/31/2021	9/30/2022	12/31/2021
ASSETS
Cash and cash equivalents	$179,728	$128,021	$146,099	$48,839
U.S. Treasury securities, at fair value	147,657	25,740	120,029	9,820
Investments in private investment companies, at fair value	3,328,234	2,137,382	3,799,676	2,338,774
Investments in unconsolidated trading companies, at fair value	66,735	23,818	54,249	9,087
Interest receivable	1,233	555	1,003	212

Total Assets	$3,723,587	$2,315,516	$4,121,056	$2,406,732

LIABILITIES & CAPITAL

LIABILITIES
Redemptions payable	$-	$27,561	$-	$-
Interest payable to Managing Owner	818	312	778	217
Service fees payable to Managing Owner	7,480	4,986	7,555	4,950
Trading fees payable to Managing Owner	13,001	9,533	12,420	8,307
Subscriptions in advance for service fee rebates	161,462	158,810	77,073	69,814
Other liabilities	3,908	2,973	3,178	1,136

Total Liabilities	$186,669	$204,175	$101,004	$84,424

CAPITAL
Managing Owner - Class 2	36,040	25,029	40,711	23,919
Limited Owner - Class 1	3,366,770	1,926,328	3,691,574	2,119,250
Limited Owner - Class 1AP	-	-	16,232	8,242
Limited Owner - Class 2	134,108	159,984	271,535	170,897

Total Owners’ Capital	3,536,918	2,111,341	4,020,052	2,322,308

Non-Controlling Interests	-	-	-	-

Total Capital	3,536,918	2,111,341	4,020,052	2,322,308

Total Liabilities and Capital	$3,723,587	$2,315,516	$4,121,056	$2,406,732

Units Outstanding
Class 1	14,827	17,600	18,535	20,491
Class 1AP	N/A	N/A	64	64
Class 2	471	1,086	917	1,127

Net Asset Value per Unit
Class 1	$227.06	$109.45	$199.16	$103.43
Class 1AP	N/A	N/A	$254.45	$129.19
Class 2	$361.55	$170.40	$340.53	$172.91

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

September 30, 2022 (Unaudited)

	Frontier		Frontier		Frontier
	Diversified Fund		Masters Fund		Long/Short Commodity Fund
		% of Total Capital		% of Total Capital		% of Total Capital
Description	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$243,821	6.96%	$-	0.00%	$-	0.00%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	348,338	9.94%	-	0.00%	-	0.00%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	819,529	23.38%	-	0.00%	-	0.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	910,493	25.97%	365,617	36.99%	-	0.00%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	693,751	19.79%	289,508	29.29%	695,687	41.48%
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	307,869	8.78%	261,618	26.47%	-	0.00%
Galaxy Plus Fund - Volt Diversified Alpha Feeder Fund (550) LLC)	-	0.00%	-	0.00%	346,108	20.64%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	0.00%	-	0.00%	513,995	30.65%
Total Private Investment Companies	$3,323,801	94.82%	$916,743	92.75%	$1,555,790	92.76%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$36,610	1.04%	$18,469	1.87%	$21,415	1.28%
Total Investment in Unconsolidated Trading Companies	$36,610	1.04%	$18,469	1.87%	$21,415	1.28%

U.S. TREASURY SECURITIES (1)
FACE VALUE	Fair Value		Fair Value		Fair Value
US Treasury Note 6.875% due 08/15/2025	$81,003	2.31%	$40,864	4.13%	$47,383	2.83%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value	Face Value
US Treasury Note 6.875% due 08/15/2025 (1)	$75,819	$38,250	$44,351

Additional Disclosure on U.S. Treasury Securities	Cost	Cost	Cost
US Treasury Note 6.875% due 08/15/2025 (1)	$83,091	$41,918	$48,604

(1)	See Note 2 to the Financial Statements.
(2)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

September 30, 2022 (Unaudited)

	Frontier		Frontier
	Balanced Fund		Select Fund
		% of Total Capital		% of Total Capital
Description	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)
LONG FUTURES CONTRACTS*
Various base metals futures contracts (U.S.)	$4,615	0.04%	-	0.00%
Total Long Futures Contracts	$4,615	0.04%	$-	0.00%
Total Open Trade Equity (Deficit)	$4,615	0.04%	$-	0.00%

PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$422,888	3.56%	$-	0.00%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	1,394,751	11.75%	-	0.00%
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	1,816,671	15.30%	754,486	33.61%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	2,166,905	18.26%	-	0.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	2,288,926	19.28%	-	0.00%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	2,892,368	24.37%	1,420,853	63.29%
Total Private Investment Companies	$10,982,509	92.52%	$2,175,339	96.89%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$56,350	0.47%	$19,710	0.88%
Total Investment in Unconsolidated Trading Companies	$56,350	0.47%	$19,710	0.88%

U.S. TREASURY SECURITIES (1)	Fair Value		Fair Value
FACE VALUE
US Treasury Note 6.875% due 08/15/2025	$124,679	1.05%	$43,611	1.94%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value

US Treasury Note 6.875% due 08/15/2025 (1)	$116,702	$40,820

Additional Disclosure on U.S. Treasury Securities	Cost	Cost

US Treasury Note 6.875% due 08/15/2025 (1)	$127,892	$44,735

*	Except for those items disclosed, no individual futures, or forwards position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Note 2 to the Financial Statements.
(2)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

September 30, 2022 (Unaudited)

	Frontier Global		Frontier
	Fund		Heritage Fund
		% of Total Capital		% of Total Capital
Description	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)

PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$3,328,234	94.10%	$2,727,485	67.85%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	-	-	1,072,191	26.67%
Total Private Investment Companies	$3,328,234	94.10%	$3,799,676	94.52%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$66,735	1.89%	$54,249	1.35%
Total Investment in Unconsolidated Trading Companies	$66,735	1.89%	$54,249	1.35%

U.S. TREASURY SECURITIES (1)
FACE VALUE	Fair Value		Fair Value

US Treasury Note 6.875% due 08/15/2025	$147,657	4.17%	$120,029	2.99%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value

US Treasury Note 6.875% due 08/15/2025 (1)	$138,209	$112,349

Additional Disclosure on U.S. Treasury Securities	Cost	Cost

US Treasury Note 6.875% due 08/15/2025 (1)	$151,463	$123,123

(1)	See Note 2 to the Financial Statements.
(2)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Condensed Schedule of Investments

December 31, 2021

	Frontier		Frontier		Frontier
	Diversified Fund		Masters Fund		Long/Short Commodity Fund
		% of Total Capital		% of Total Capital		% of Total Capital
Description	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)

PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$875,796	28.87%	$-	0.00%	$-	0.00%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	185,705	6.12%	-	0.00%	-	0.00%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	453,710	14.96%	-	0.00%	-	0.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	663,002	21.86%	279,895	39.55%	-	0.00%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	386,996	12.76%	193,269	27.31%	482,639	38.91%
Galaxy Plus Fund - JL Cyril Systematic Feeder Fund (547) LLC)	273,449	9.02%	165,212	23.35%	-	0.00%
Galaxy Plus Fund - Volt Diversified Alpha Feeder Fund (550) LLC)	-	0.00%	-	0.00%	252,149	20.33%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	0.00%	-	0.00%	474,234	38.23%
Total Private Investment Companies	$2,838,658	93.59%	$638,376	90.21%	$1,209,022	97.48%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$30,788	1.02%	$14,270	2.02%	$7,541	0.61%
Total Investment in Unconsolidated Trading Companies	$30,788	1.02%	$14,270	2.02%	$7,541	0.61%

U.S. TREASURY SECURITIES (1)
	Fair Value		Fair Value		Fair Value
US Treasury Note 6.875% due 08/15/2025	$33,274	1.10%	$15,422	2.18%	$8,148	0.66%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value	Face Value
US Treasury Note 6.875% due 08/15/2025 (1)	$27,592	$12,789	$6,757

Additional Disclosure on U.S. Treasury Securities	Cost	Cost	Cost
US Treasury Note 6.875% due 08/15/2025 (1)	$33,709	$15,624	$8,255

(1)	See Note 2 to the Financial Statements.
(2)	See Note 5 to the Financial Statements.

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

The Series of Frontier Funds

Statements of Operations (Unaudited)

For the Three Months Ended September 30, 2022 and 2021

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	9/30/2022	9/30/2021	9/30/2022	9/30/2021	9/30/2022	9/30/2021

Investment income:
Interest - net	$1,734	$1,208	$772	$597	$1,025	$628

Total Income	1,734	1,208	772	597	1,025	628

Expenses:
Service Fees - Class 1	285	310	149	135	75	58
Due Diligence Fees	1,008	1,008	260	241	124	98
Trading Fees	30,682	29,513	14,561	12,339	11,590	10,055

Total Expenses	31,975	30,831	14,970	12,715	11,789	10,211

Investment (loss) - net	(30,241)	(29,623)	(14,198)	(12,118)	(10,764)	(9,583)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	(103,619)	(140,588)	27,026	42,074	43,267	20,671
Net realized gain/(loss) on private investment companies	167,361	2,163	58,378	(12,631)	15,286	(1,340)
Net realized gain/(loss) on U.S. Treasury securities	(2,315)	(1,761)	(1,203)	(906)	(2,045)	(1,169)
Net unrealized gain/(loss) on U.S. Treasury securities	(2,517)	1,246	(931)	534	(1,563)	774
Change in fair value of investments in unconsolidated trading companies	7,026	66	2,849	322	4,928	388

Net gain/(loss) on investments	65,936	(138,874)	86,119	29,393	59,873	19,324

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	35,695	(168,497)	71,921	17,275	49,109	9,741

Less: Operations attributable to non-controlling interests	-	-	-	-	-	-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$35,695	$(168,497)	$71,921	$17,275	$49,109	$9,741

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	N/A	$(1.78)	N/A	N/A	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	N/A	N/A
Class 2	$1.26	$4.91	$9.21	$1.58	$3.85	$0.60
Class 2a	N/A	N/A	N/A	N/A	$2.65	$0.62
Class 3	$1.25	$(4.56)	$8.77	$1.53	$4.04	$0.63
Class 3a	N/A	N/A	N/A	N/A	$2.86	$0.68

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds

Statements of Operations (Unaudited)

For the Three Months Ended September 30, 2022 and 2021

	Frontier Balanced Fund		Frontier Select Fund
	9/30/2022	9/30/2021	9/30/2022	9/30/2021

Investment income:
Interest - net	$-	$87	-	$-

Total Income/(loss)	-	87	-	-

Expenses:
Incentive Fees (rebate)	119,673	54,924	-	-
Interest - net	930	-	-	-
Management Fees	4,568	4,764	-	-
Service Fees - Class 1	64,895	62,976	14,259	11,949
Risk analysis Fees	1,370	1,429	-	-
Trading Fees	122,548	108,142	16,106	12,176

Total Expenses	313,984	232,235	30,365	24,125

Investment (loss) - net	(313,984)	(232,148)	(30,365)	(24,125)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	512,060	93,883	-	-
Net unrealized gain/(loss) on private investment companies	(512,162)	(184,050)	40,650	51,089
Net realized gain/(loss) on private investment companies	683,095	54,931	56,597	2,569
Net change in open trade equity/(deficit)	(24,437)	153,295	-	-
Net realized gain/(loss) on U.S. Treasury securities	(2,853)	(6,033)	(1,531)	(1,088)
Net unrealized gain/(loss) on U.S. Treasury securities	(383)	4,214	(1,768)	707
Trading commissions	(2,279)	(4,164)	-	-
Change in fair value of investments in unconsolidated trading companies	421	(6,073)	5,275	312

Net gain/(loss) on investments	653,462	106,003	99,223	53,589

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	339,478	(126,145)	68,858	29,464

Less: Operations attributable to non-controlling interests	-	-	-	-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$339,478	$(126,145)	$68,858	$29,464

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$3.57	$(1.24)	$3.25	$1.15
Class 1AP	$5.69	$(0.73)	$5.13	$2.03
Class 2	$7.68	$(1.00)	$6.81	$2.70
Class 2a	$6.66	$(0.82)	N/A	N/A
Class 3a	$6.68	$(0.82)	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds

Statements of Operations (Unaudited)

For the Three Months Ended September 30, 2022 and 2021

	Frontier Global Fund		Frontier Heritage Fund
	9/30/2022	9/30/2021	9/30/2022	9/30/2021

Investment income:
Interest - net	$-	$-	$-	$-

Total Income	-	-	-	-

Expenses:
Service Fees - Class 1	22,097	17,993	24,582	16,886
Trading Fees	38,321	34,334	37,296	25,399

Total Expenses	60,418	52,327	61,878	42,285

Investment (loss) - net	(60,418)	(52,327)	(61,878)	(42,285)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	190,825	72,902	229,849	78,399
Net realized gain/(loss) on private investment companies	288,046	26,154	201,265	32,348
Net realized gain/(loss) on U.S. Treasury securities	(2,435)	(1,041)	(2,067)	(1,514)
Net unrealized gain/(loss) on U.S. Treasury securities	(2,602)	422	(2,838)	805
Change in fair value of investments in unconsolidated trading companies	7,397	1,448	7,444	1,690

Net gain/(loss) on investments	481,231	99,885	433,653	111,728

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	420,813	47,558	371,775	69,443

Less: Operations attributable to non-controlling interests	-	-	-	-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$420,813	$47,558	$371,775	$69,443

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$26.97	$2.28	$18.39	$2.94
Class 1AP	N/A	N/A	$25.20	$4.66
Class 2	$45.35	$4.90	$33.77	$6.24

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Operations (Unaudited)

For the Nine Months Ended September 30, 2022 and 2021

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	9/30/2022	9/30/2021	9/30/2022	9/30/2021	9/30/2022	9/30/2021

Investment income:
Interest - net	$4,511	$2,832	$2,026	$2,429	$2,378	$2,931

Total Income	4,511	2,832	2,026	2,429	2,378	2,931

Expenses:
Service Fees - Class 1	850	1,860	416	492	201	170
Due Diligence Fees	3,110	3,317	749	790	336	285
Trading Fees	92,978	97,487	40,425	40,507	30,640	28,870

Total Expenses	96,938	102,664	41,590	41,789	31,177	29,325

Investment (loss) - net	(92,427)	(99,832)	(39,564)	(39,360)	(28,799)	(26,394)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	1,118,275	163,133	652,892	124,384	545,724	195,759
Net realized gain/(loss) on private investment companies	(130,808)	67,391	(133,152)	1,561	41,277	21,756
Net realized gain/(loss) on U.S. Treasury securities	(6,139)	(3,079)	(3,043)	(2,145)	(4,475)	(3,513)
Net unrealized gain/(loss) on U.S. Treasury securities	(3,411)	(420)	(744)	(96)	(1,596)	131
Change in fair value of investments in unconsolidated trading companies	23,672	5,538	8,778	12,123	13,196	13,296

Net gain/(loss) on investments	1,001,589	232,563	524,731	135,827	594,126	227,429

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	909,162	132,731	485,167	96,467	565,327	201,035

Less: Operations attributable to non-controlling interests	-	-	-	-		-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$909,162	$132,731	$485,167	$96,467	$565,327	$201,035

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	N/A	$3.68	N/A	$(55.18)	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	N/A	N/A
Class 2	$26.91	$2.04	$57.10	$7.56	$43.38	$13.10
Class 2a	N/A	N/A	N/A	N/A	$28.49	$9.06
Class 3	$25.47	$2.06	$54.06	$7.24	$45.51	$13.74
Class 3a	N/A	N/A	N/A	N/A	$30.31	$9.67

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds

Statements of Operations (Unaudited)

For the Nine Months Ended September 30, 2022 and 2021

	Frontier Balanced Fund		Frontier Select Fund
	9/30/2022	9/30/2021	9/30/2022	9/30/2021

Investment income:
Interest - net	$-	$245	$-	$-

Total Income/(loss)	-	245	-	-

Expenses:
Incentive Fees (rebate)	213,064	104,764	-	-
Interest - net	2,054	-	-	-
Management Fees	13,446	13,978	-	-
Service Fees - Class 1	201,554	195,972	40,141	35,191
Risk analysis Fees	4,034	4,193	-	-
Trading Fees	357,046	332,131	44,160	35,541

Total Expenses	791,198	651,038	84,301	70,732

Investment (loss) - net	(791,198)	(650,793)	(84,301)	(70,732)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	831,679	574,605	-	-
Net unrealized gain/(loss) on private investment companies	4,449,986	570,451	1,403,544	152,712
Net realized gain/(loss) on private investment companies	(201,312)	304,097	(411,773)	145,302
Net change in open trade equity/(deficit)	47,357	(16,668)	-	-
Net realized gain/(loss) on U.S. Treasury securities	(18,956)	(6,663)	(3,736)	(2,430)
Net unrealized gain/(loss) on U.S. Treasury securities	(801)	(1,089)	(1,532)	385
Trading commissions	(7,087)	(10,529)	-	-
Change in fair value of investments in unconsolidated trading companies	49,885	(28,390)	12,104	9,001

Net gain/(loss) on investments	5,150,751	1,385,814	998,607	304,970

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	4,359,553	735,021	914,306	234,238

Less: Operations attributable to non-controlling interests	-	-	-	-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$4,359,553	$735,021	$914,306	$234,238

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$39.18	$4.69	$41.87	$8.77
Class 1AP	$52.35	$8.01	$55.28	$12.48
Class 2	$70.61	$10.80	$73.37	$16.57
Class 2a	$61.19	$9.45	N/A	N/A
Class 3a	$61.20	$9.42	N/A	N/A

The accompanying notes are an integral part of these financial statements

The Series of the Frontier Funds

Statements of Operations (Unaudited)

For the Nine Months Ended September 30, 2022 and 2021

	Frontier Global Fund		Frontier Heritage Fund
	9/30/2022	9/30/2021	9/30/2022	9/30/2021
Investment income:
Interest - net	$-	$-	$-	$-

Total Income	-	-	-	-

Expenses:
Service Fees - Class 1	61,883	58,383	68,047	50,788
Trading Fees	106,578	106,684	101,544	75,071

Total Expenses	168,461	165,067	169,591	125,859

Investment (loss) - net	(168,461)	(165,067)	(169,591)	(125,859)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	1,559,458	216,899	1,772,831	418,547
Net realized gain/(loss) on private investment companies	652,634	150,153	434,234	86,630
Net realized gain/(loss) on U.S. Treasury securities	(5,820)	(2,920)	(4,599)	(3,082)
Net unrealized gain/(loss) on U.S. Treasury securities	(2,543)	(531)	(3,134)	(178)
Change in fair value of investments in unconsolidated trading companies	18,704	16,611	17,402	14,708

Net gain/(loss) on investments	2,222,433	380,212	2,216,734	516,625

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	2,053,972	215,145	2,047,143	390,766

Less: Operations attributable to non-controlling interests	-	-	-	-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$2,053,972	$215,145	$2,047,143	$390,766

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$117.61	$8.66	$95.73	$16.10
Class 1AP	N/A	N/A	$125.26	$22.60
Class 2	$191.15	$17.19	$167.62	$30.25

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital (Unaudited)

For the Three Months Ended September 30, 2022

	Frontier Diversified Fund						Frontier Masters Fund
	Class 2	Class 2	Class 3	Class 3	Non-		Class 2	Class 2	Class 3	Class 3	Non-
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, June 30, 2022	$10,139	$467,060	$27,831	$3,086,131	$-	$3,591,161	$6,362	$245,715	$3,201	$661,468	$-	$916,746

Sale of Units	-	-	-	-	-	-	-	-	-	-	-	-
Redemption of Units	-	-	(2,250)	(118,995)	-	(121,245)	-	(2)	(250)	-	-	(252)
Transfer of Units In(Out)	-	-	-	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	111	5,142	246	30,196	-	35,695	496	19,165	222	52,038	-	71,921

Owners’ Capital, September 30, 2022	$10,250	$472,202	$25,827	$2,997,332	$-	$3,505,611	$6,858	$264,878	$3,173	$713,506	-	$988,415

Owners’ Capital - Units, June 30, 2022	89	4,074	258	28,634			53	2,082	29	5,935

Sale of Units (including transfers)	-	-	-	-			-	-	-	-
Redemption of Units (including transfers)	-	-	(22)	(1,144)			-	1	(2)	-

Owners’ Capital - Units, September 30, 2022	89	4,074	236	27,490			53	2,083	27	5,935

Net asset value per unit at June 30, 2022		$114.63		$107.78				$118.06		$111.44

Change in net asset value per unit for the three months ended September 30, 2022		1.26		1.25				9.21		$8.77

Net asset value per unit at September 30, 2022 (1)		$115.89		$109.03				$127.27		$120.21

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital (Unaudited)

For the Three Months Ended September 30, 2022

	Frontier Long/Short Commodity Fund
	Class 2		Class 3	Class 2a		Class 3a		Non-
	Managing Owner	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, June 30, 2022	$4,369	$30,292	$1,194,539	$10,971	$109,782	$1,608	$298,624	$-	$1,650,185

Sale of Units	-	-	-	-	-	-	-	-	-
Redemption of Units	(500)	-	(15,787)	-	-	-	(5,836)	-	(22,123)
Transfer of Units In(Out)	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	114	900	35,108	343	3,431	52	9,161	-	49,109

Owners’ Capital, September 30, 2022	$3,983	$31,192	$1,213,860	$11,314	$113,213	$1,660	$301,949	$-	$1,677,171

Owners’ Capital - Units, June 30, 2022	34	234	8,793	129	1,299	18	3,350

Sale of Units (including transfers)	-	-	-	-	-	-	-
Redemption of units (including transfers)	(4)	-	(116)	-	-	-	(85)

Owners’ Capital - Units, September 30, 2022	30	234	8,677	129	1,299	18	3,265

Net asset value per unit at June 30, 2022		$129.50	$135.85		$84.59		$89.61

Change in net assets value per unit for the three months ended September 30, 2022		3.85	4.04		2.65		2.86

Net asset value per unit at September 30, 2022 (1)		$133.35	$139.89		$87.24		$92.47

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital (Unaudited)

For the Three Months Ended September 30, 2022

	Frontier Balanced Fund
	Class 1	Class 1AP	Class 2		Class 2a		Class 3a	Non-
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Controlling interests	Total

Owners’ Capital, June 30, 2022	$9,443,569	$88,063	$62,624	$2,084,392	$68,139	$-	$554,404	$-	$12,301,191

Sale of Units	-	-	-	-	-	-	-	-	-
Redemption of Units	(739,925)	-	-	(22,087)	(8,750)	-	-	-	(770,762)
Transfer of Units In(Out)	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	236,293	3,343	2,378	74,208	2,131	-	21,125	-	339,478

Owners’ Capital, September 30, 2022	$8,939,937	$91,406	$65,002	$2,136,513	$61,520	$-	$575,529	$-	$11,869,907

Owners’ Capital - Units, June 30, 2022	79,741	587	310	10,302	388	-	3,166

Sale of Units (including transfers)	-	-	-	-	-	-	-
Redemption of Units (including transfers)	(6,461)	-	-	(129)	(50)	-	-

Owners’ Capital - Units, September 30, 2022	73,280	587	310	10,173	338	-	3,166

Net asset value per unit at June 30, 2022	$118.43	$150.04		$202.33		$175.51	$175.09

Change in net asset value per unit for the three months ended September 30, 2022	3.57	5.69		7.68		6.66	6.68

Net asset value per unit at September 30, 2022 (1)	$122.00	$155.73		$210.01		$182.17	$181.77

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital (Unaudited)

For the Three Months Ended September 30, 2022

	Frontier Select Fund						Frontier Global Fund					Frontier Heritage Fund
	Class 1	Class 1AP	Class 2		Non-		Class 1	Class 2		Non-		Class 1	Class 1AP	Class 2		Non-
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, June 30, 2022	$2,084,085	$16,755	$22,380	$84,310	$-	$2,207,530	$3,011,249	$35,052	$117,288	$-	$3,163,589	$3,392,215	$14,622	$39,208	$244,602	$-	$3,690,647

Sale of Units	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemption of Units	(31,052)	-	(250)	-	-	(31,302)	(43,984)	(3,500)	-	-	(47,484)	(39,870)	-	(2,500)	-	-	(42,370)
Transfer of Units In(Out)	-	-	-		-	-	-	-	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	63,984	664	865	3,345	-	68,858	399,505	4,488	16,820	-	420,813	339,229	1,610	4,003	26,933	-	371,775

Owners’ Capital, September 30, 2022	$2,117,017	$17,419	$22,995	$87,655	$-	$2,245,086	$3,366,770	$36,040	$134,108	$-	$3,536,918	$3,691,574	$16,232	$40,711	$271,535	$-	$4,020,052

Owners’ Capital - Units, June 30, 2022	20,431	129	130	492			15,049	111	371			18,765	64	128	797

Sale of Units (including transfers)	-	-	-	-			-	-	-			-	-	-	-
Redemption of Units (including transfers)	(318)	-	(2)	-			(222)	(11)	-			(230)	-	(8)	-

Owners’ Capital - Units, September 30, 2022	20,113	129	128	492			14,827	100	371			18,535	64	120	797

Net asset value per unit at June 30, 2022	$102.01	$129.36		$171.66			$200.09		$316.20			$180.77	$229.22		$306.76

Change in net asset value per unit for the three months ended September 30, 2022	3.25	5.13		6.81			26.97		45.35			18.39	25.23		33.77

Net asset value per unit at September 30, 2022 (1)	$105.26	$134.49		$178.47			$227.06		$361.55			$199.16	$254.45		$340.53

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital (Unaudited)

For the Nine Months Ended September 30, 2022

	Frontier Diversified Fund						Frontier Masters Fund
	Class 2	Class 2	Class 3	Class 3	Non-		Class 2	Class 2	Class 3	Class 3	Non-
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Managing Owner	Limitd Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2021	$7,870	$373,647	$22,677	$2,628,946	$-	$3,033,140	$3,781	$194,618	$3,933	$505,342	$-	$707,674

Sale of Units	-	-	-	-	-	-	-	-	-	-	-	-
Redemption of Units	-	(15,125)	(3,500)	(418,066)	-	(436,691)	-	(49,917)	(2,950)	(151,559)	-	(204,426)
Transfer of Units In(Out)	-	-	-	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	2,380	113,680	6,650	786,452	-	909,162	3,077	120,177	2,190	359,723	-	485,167

Owners’ Capital, September 30, 2022	$10,250	$472,202	$25,827	$2,997,332	$-	$3,505,611	$6,858	$264,878	$3,173	$713,506	-	$988,415

Owners’ Capital - Units, December 31, 2021	89	4,199	271	31,462			53	2,775	60	7,639

Sale of Units (including transfers)	-	-	-	-			-	-	-	-
Redemption of Units (including transfers)	-	(125)	(35)	(3,972)			-	(692)	(33)	(1,704)

Owners’ Capital - Units, September 30, 2022	89	4,074	236	27,490			53	2,083	27	5,935

Net asset value per unit at December 31, 2021		$88.98		$83.56				$70.17		$66.15

Change in net asset value per unit for the nine months ended September 30, 2022		26.91		25.47				57.10		$54.06

Net asset value per unit at September 30, 2022 (1)		$115.89		$109.03				$127.27		$120.21

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital (Unaudited)

For the Nine Months Ended September 30, 2022

	Frontier Long/Short Commodity Fund
	Class 2		Class 3	Class 2a		Class 3a		Non-
	Managing Owner	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2021	$4,121	$21,045	$923,058	$7,619	$76,239	$1,116	$207,126	$-	$1,240,324

Sale of Units	-	-	-	-	-	-	-	-	-
Redemption of Units	(1,750)	-	(120,894)	-	-	-	(5,836)	-	(128,480)
Transfer of Units In(Out)	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	1,612	10,147	411,696	3,695	36,974	544	100,659	-	565,327

Owners’ Capital, September 30, 2022	$3,983	$31,192	$1,213,860	$11,314	$113,213	$1,660	$301,949	$-	$1,677,171

Owners’ Capital - Units, December 31, 2021	46	234	9,780	129	1,299	18	3,333

Sale of Units (including transfers)	-	-	-	-	-	-	-
Redemption of Units (including transfers)	(16)	-	(1,103)	-	-	-	(68)

Owners’ Capital - Units, September 30, 2022	30	234	8,677	129	1,299	18	3,265

Net asset value per unit at December 31, 2021		$89.97	$94.38		$58.75		$62.16

Change in net assets value per unit for the nine months ended September 30, 2022		43.38	45.51		28.49		30.31

Net asset value per unit at September 30, 2022 (1)		$133.35	$139.89		$87.24		$92.47

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital (Unaudited)

For the Nine Months Ended September 30, 2022

	Frontier Balanced Fund
	Class 1	Class 1AP	Class 2		Class 2a		Class 3a	Non-
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2021	$7,471,841	$66,027	$43,148	$1,489,930	$56,328	$-	$381,759	$-	$9,509,033

Sale of Units	-	-	-	-	-	-	-	-	-
Redemption of Units	(1,877,873)	(7,580)	-	(93,476)	(19,750)	-	-	-	(1,998,679)
Transfer of Units In (Out)	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	3,345,969	32,959	21,854	740,059	24,942	-	193,770	-	4,359,553

Owners’ Capital, September 30, 2022	$8,939,937	$91,406	$65,002	$2,136,513	$61,520	$-	$575,529	$-	$11,869,907

Owners’ Capital - Units, December 31, 2021	90,219	639	310	10,688	466	-	3,166

Sale of Units (including transfers)	-	-	-	-	-	-	-
Redemption of Units (including transfers)	(16,939)	(52)	-	(515)	(128)	-	-

Owners’ Capital - Units, September 30, 2022	73,280	587	310	10,173	338	-	3,166

Net asset value per unit at December 31, 2021	$82.82	$103.38		$139.40		$120.98	$120.57

Change in net asset value per unit for the nine months ended September 30, 2022	39.18	52.35		70.61		61.19	61.20
Net asset value per unit at September 30, 2022 (1)	$122.00	$155.73		$210.01		$182.17	$181.77

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Changes in Owners’ Capital (Unaudited)

For the Nine Months Ended September 30, 2022

	Frontier Select Fund						Frontier Global Fund					Frontier Heritage Fund
	Class 1	Class 1AP	Class 2		Non-		Class 1	Class 2		Non-		Class 1	Class 1AP	Class 2		Non-
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2021	$1,334,518	$10,259	$14,981	$56,112	$-	$1,415,870	$1,926,328	$25,029	$159,984	$-	$2,111,341	$2,119,250	$8,242	$23,919	$170,897	$-	$2,322,308

Sale of Units	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemption of Units	(78,240)	-	(1,650)	(5,200)	-	(85,090)	(475,947)	(11,500)	(140,948)	-	(628,395)	(287,123)	-	(5,000)	(57,276)	-	(349,399)
Transfer of Units In(Out)	-	-	-		-	-	-	-	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	860,739	7,160	9,664	36,743	-	914,306	1,916,389	22,511	115,072	-	2,053,972	1,859,447	7,990	21,792	157,914	-	2,047,143

Owners’ Capital, September 30, 2022	$2,117,017	$17,419	$22,995	$87,655	$-	$2,245,086	$3,366,770	$36,040	$134,108	$-	$3,536,918	$3,691,574	$16,232	$40,711	$271,535	$-	$4,020,052

Owners’ Capital - Units, December 31, 2021	21,051	129	142	535			17,600	147	939			20,491	64	139	988

Sale of Units (including transfers)	-	-	-	-			-	-	-			-	-	-	-
Redemption of Units (including transfers)	(938)	-	(14)	(43)			(2,773)	(47)	(568)			(1,956)	-	(19)	(191)

Owners’ Capital - Units, September 30, 2022	20,113	129	128	492			14,827	100	371			18,535	64	120	797

Net asset value per unit at December 31, 2021	$63.39	$79.21		$105.10			$109.45		$170.40			$103.43	$129.19		$172.91
Change in net asset value per unit for the nine months ended September 30, 2022	41.87	55.28		73.37			117.61		191.15			95.73	125.26		167.62
Net asset value per unit at September 30, 2022 (1)	$105.26	$134.49		$178.47			$227.06		$361.55			$199.16	$254.45		$340.53

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2022 and September 30, 2021

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	9/30/2022	9/30/2021	9/30/2022	9/30/2021	9/30/2022	9/30/2021

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$909,162	$132,731	$485,167	$96,467	$565,327	$201,035
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in ownership allocation of U.S. Treasury securities	48,757	142,851	979	(112,616)	(52,325)	(78,990)
Net unrealized (gain)/loss on private investment companies	(1,118,275)	(163,133)	(652,892)	(124,384)	(545,724)	(195,759)
Net realized (gain)/loss on private investment companies	130,808	(67,391)	133,152	(1,561)	(41,277)	(21,756)
Net realized (gain)/loss on U.S. Treasuries securities	6,139	3,079	3,043	2,145	4,475	3,513
Net unrealized (gain)/loss on U.S. Treasury securities	3,411	420	744	96	1,596	(131)
(Purchases) sales of:
(Purchases) of U.S. Treasury securities	(230,788)	(256,617)	(106,361)	(127,722)	(120,068)	(154,028)
Sales of U.S. Treasury securities	120,242	501,356	74,127	241,139	124,709	658,117
U.S. Treasury interest and premium paid/amortized	4,511	2,832	2,026	2,429	2,378	2,931
(Purchases) of Private Investment Companies	(858,107)	(865,067)	(408,811)	(138,239)	(119,005)	(664,939)
Sale of Private Investment Companies	1,360,431	1,679,059	650,184	496,535	359,238	284,911
Increase and/or decrease in:
Investments in unconsolidated trading companies, at fair value	(5,822)	(13,910)	(4,199)	(15,332)	(13,874)	(3,575)
Interest receivable	40	8,296	(9)	338	(220)	8,914
Receivable from related parties	-	(3,994)	-	(4,453)	-	(988)
Redemptions receivable from private investment companies	-	31,886	-	24,837	-	1,251
Interest payable to Managing Owner	-	-	-	-	32	(50)
Service fees payable to Managing Owner	12	(300)	8	(26)	6	1
Trading fees payable to Managing Owner	972	(2,682)	1,003	(1,240)	344	1,014
Other liabilities	(1,695)	558	(698)	1,777	313	(751)

Net cash provided by (used in) operating activities	369,798	1,129,974	177,463	340,190	165,925	40,720

Cash Flows from Financing Activities:
Proceeds from sale of units	-	6,000	-	1,000	-	-
Payment for redemption of units	(436,692)	(1,181,033)	(204,426)	(285,180)	(128,480)	(104,319)
Change in owner redemptions payable	-	-	-	(38,128)	(20,299)	-

Net cash provided by (used in) financing activities	(436,692)	(1,175,033)	(204,426)	(322,308)	(148,779)	(104,319)

Net increase (decrease) in cash and cash equivalents	(66,894)	(45,059)	(26,963)	17,882	17,146	(63,599)

Cash and cash equivalents, beginning of period	165,491	87,715	76,703	4,771	40,528	93,327
Cash and cash equivalents, end of period	$98,597	$42,656	$49,740	$22,653	$57,674	$29,728
The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2022 and September 30, 2021

	Frontier Balanced Fund		Frontier Select Fund
	9/30/2022	9/30/2021	9/30/2022	9/30/2021
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$4,359,553	$735,021	$914,306	$234,238
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in ownership allocation of U.S. Treasury securities	(66,139)	600,692	4,916	(207,641)
Net unrealized (gain)/loss on U.S. Treasury securities	801	1,089	1,532	(385)
Net realized (gain)/loss on U.S. Treasury securities	18,956	6,663	3,736	2,430
Net unrealized (gain)/loss on private investment companies	(4,449,986)	(570,451)	(1,403,544)	(152,712)
Net realized (gain)/loss on private investment companies	201,312	(304,097)	411,773	(145,302)
(Purchases) sales of:
(Purchases) of U.S. Treasury securities	(455,797)	(902,849)	(119,711)	(130,240)
Sales of U.S. Treasury securities	415,301	1,569,802	76,198	318,759
U.S. Treasury interest and premium paid/amortized	-	245	-	-
(Purchases) of Private Investment Companies	(2,278,438)	(2,196,236)	(795,374)	(235,774)
Sale of Private Investment Companies	4,473,084	3,756,872	986,182	616,847
Increase and/or decrease in:
Open trade equity/(deficit), at fair value	10,221	16,111	-	-
Receivable from futures commission merchants	(311,264)	(554,694)	-	-
Investments in unconsolidated trading companies, at fair value	(21,373)	49,755	(10,196)	(15,601)
Interest receivable	(226)	25,471	(142)	(121)
Receivable from related parties	-	52,804	-	(4,534)
Incentive fees payable to Managing Owner	65,663	54,924	-	-
Management fees payable to Managing Owner	190	(7,244)	-	-
Interest payable to Managing Owner	(510)	(313)	227	70
Trading fees payable to Managing Owner	5,962	(2,725)	1,374	70
Service fees payable to Managing Owner	873	(2,997)	1,143	(11)
Risk analysis fees payable	31	957	-	-
Payables to related parties	-	-	-	(26,129)
Redemptions receivable from private investment companies	-	55,473	-	67,876
Subscriptions in advance for service fee rebates	17,013	16,970	731	1,303
Other liabilities	(2,417)	(7,478)	(31)	1,872
Net cash provided by (used in) operating activities	1,982,810	2,393,765	73,120	325,015
Cash Flows from Financing Activities:
Payment for redemption of units	(1,998,678)	(2,705,608)	(85,090)	(303,251)
Change in owner redemptions payable	(20,383)	50,040	13,913	-
Net cash provided by (used in) financing activities	(2,019,061)	(2,655,568)	(71,177)	(303,251)
Net increase (decrease) in cash and cash equivalents	(36,251)	(261,803)	1,943	21,764
Cash and cash equivalents, beginning of period	188,010	261,803	51,140	-
Cash and cash equivalents, end of period	$151,759	$-	$53,083	$21,764

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2022 and September 30, 2021

	Frontier Global Fund		Frontier Heritage Fund
	9/30/2022	9/30/2021	9/30/2022	9/30/2021
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$2,053,972	$215,145	$2,047,143	$390,766
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in ownership allocation of U.S. Treasury securities	(354)	(225,147)	49,074	(127,756)
Net unrealized (gain)/loss on U.S. Treasury securities	2,543	531	3,134	178
Net realized (gain)/loss on U.S. Treasuries securities	5,820	2,920	4,599	3,082
Net unrealized (gain)/loss on private investment companies	(1,559,458)	(216,899)	(1,772,831)	(418,547)
Net realized (gain)/loss on private investment companies	(652,634)	(150,153)	(434,234)	(86,630)
(Purchases) sale of:
Sales of U.S. Treasury Securities	96,651	454,651	49,100	357,230
(Purchases) of U.S. Treasury securities	(226,579)	(225,077)	(216,116)	(191,271)
(Purchases) of Private Investment Companies	(510,912)	(410,446)	(367,047)	(394,302)
Sale of Private Investment Companies	1,532,152	1,043,400	1,113,210	702,567
Increase and/or decrease in:
Investments in unconsolidated trading companies, at fair value	(42,917)	(17,065)	(45,162)	(26,706)
Interest receivable	(678)	413	(791)	1,245
Receivable from related parties	-	(4,954)	-	(7,752)
Interest payable to Managing Owner	506	(65)	561	229
Trading fees payable to Managing Owner	3,468	(1,264)	4,113	412
Service fees payable to Managing Owner	2,494	(823)	2,605	256
Subscriptions in advance for service fee rebates	2,652	3,111	7,259	4,871
Other liabilities	935	1,973	2,042	3,012
Net cash provided by (used in) operating activities	707,661	470,251	446,659	210,884

Cash Flows from Financing Activities:
Payment for redemption of units	(628,393)	(450,629)	(349,399)	(184,768)
Change in owner redemptions payable	(27,561)	-	-	-

Net cash provided by (used in) financing activities	(655,954)	(450,629)	(349,399)	(184,768)

Net increase (decrease) in cash and cash equivalents	51,707	19,622	97,260	26,116
Cash and cash equivalents, beginning of period	128,021	5,694	48,839	15,156
Cash and cash equivalents, end of period	$179,728	$25,316	$146,099	$41,272

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

As of September 30, 2022, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into two separate Classes—Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund and Frontier Heritage Fund separates Units into three separate Classes—Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Global Fund, separates Units into two separate Classes—Class 1 and Class 2. The Trust, with respect to the Frontier Balanced Fund, separates Units into five separate Classes—Class 1, Class 1AP, Class 2, Class 2a and Class 3a. The Trust, with respect to the Frontier Long/Short Commodity Fund, separates Units into four separate Classes—Class 2, Class 2a, Class 3 and Class 3a.

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

Receivable From Futures Commission Merchants—The Series of the Trust deposit assets with an FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust, with respect to the Series, earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of September 30, 2022 and December 31, 2021 included restricted cash for margin requirements of $618,988 and $801,701 respectively, for the Frontier Balanced Fund.

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

Purchase and Sales of Private Investment Companies – The Series are able to subscribe into and redeem from the Galaxy Plus entities on a weekly basis. The value of the private investment companies is determined by the Sponsor and reported on a daily basis. The change in the difference between the total purchase cost and the fair value calculated by the Sponsor is recorded as net unrealized gain/(loss) on private investment companies on the statements of operations.

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

Each Series is charged service fees as outlined above. In some cases, amounts paid to selling agents might be less than the amount charged to the Series. When this occurs, the service fee is rebated back to the investor in the form of additional units. During 2019, 2020 and 2021 the Series were not allowed to issue additional units. The Managing Owner has determined that the purchase of additional units of the relevant Series will commence in 2021 when the Series are allowed to sell shares again. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $22,650, $393, $31,725, $386,354, $21,807, $161,462 and $77,073 for the Frontier Diversified, Long/Short Commodity, Masters, Balanced, Select, Global and Heritage Funds, respectively, as of September 30, 2022.

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

The following table summarizes investment in each Series measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value.

September 30, 2022	Practical Expedient	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$36,610	$-	$-	$-	$36,610
U.S. Treasury Securities	-	81,003	-	-	81,003
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	18,469	-	-	-	18,469
U.S. Treasury Securities	-	40,864	-	-	40,864
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	21,415	-	-	-	21,415
U.S. Treasury Securities	-	47,383	-	-	47,383
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	56,350		-	-	56,350
Open Trade Equity (Deficit)	-	4,615	-	-	4,615
U.S. Treasury Securities		124,679	-	-	124,679
Frontier Select Fund
Investment in Unconsolidated Trading Companies	19,710	-	-	-	19,710
U.S. Treasury Securities	-	43,611	-	-	43,611
Frontier Global Fund
Investment in Unconsolidated Trading Companies	66,735	-	-	-	66,735
U.S. Treasury Securities	-	147,657	-	-	147,657
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	54,249	-	-	-	54,249
U.S. Treasury Securities	-	120,029	-	-	120,029

December 31, 2021	Practical Expedient	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$30,788	$-	$-	$-	$30,788
U.S. Treasury Securities	-	33,274	-	-	33,274
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	14,270	-	-	-	14,270
U.S. Treasury Securities	-	15,422	-	-	15,422
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	7,541	-	-	-	7,541
U.S. Treasury Securities	-	8,148	-	-	8,148
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	34,977	-	-	-	34,977
Open Trade Equity (Deficit)	-	14,836	-	-	14,836
U.S. Treasury Securities	-	37,801	-	-	37,801
Frontier Select Fund
Investment in Unconsolidated Trading Companies	9,514	-	-	-	9,514
U.S. Treasury Securities	-	10,282	-	-	10,282
Frontier Global Fund
Investment in Unconsolidated Trading Companies	23,818	-	-	-	23,818
U.S. Treasury Securities	-	25,740	-	-	25,740
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	9,087	-	-	-	9,087
U.S. Treasury Securities	-	9,820	-	-	9,820

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

The following table summarizes each of the Series’ investments in unconsolidated Trading Companies as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022		As of December 31, 2021
	Percentage of		Percentage of
	Series Total		Series Total
	Capital Invested in		Capital Invested in
Series	Unconsolidated Trading Companies	Fair Value	Unconsolidated Trading Companies	Fair Value

Frontier Diversified Series —
Frontier Trading Company XXXVIII	1.04%	$36,610	1.02%	$30,788
Frontier Masters Fund ---
Frontier Trading Company XXXVIII	1.87%	$18,469	2.02%	$14,270
Frontier Long/Short Commodity Fund ---
Frontier Trading Company XXXVIII	1.28%	$21,415	0.61%	$7,541
Frontier Balanced Fund ---
Frontier Trading Company XXXVIII	0.47%	$56,350	0.37%	$34,977
Frontier Select Fund ---
Frontier Trading Companies XXXVIII	0.88%	$19,710	0.67%	$9,514
Frontier Global Fund ---
Frontier Trading Company XXXVIII	1.89%	$66,735	1.13%	$23,818
Frontier Heritage Fund ---
Frontier Trading Company XXXVIII	1.35%	$54,249	0.39%	$9,087

The following tables summarize each of the Series’ equity in earnings from unconsolidated Trading Companies and private investment companies for the three and nine months ended September 30, 2022 and September 30, 2021.

Three months ended September 30, 2022 and 2021

	Three Months Ended September, 2022				Three Months Ended September, 2021
	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)
Frontier Balanced Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$421	$421	$-	$-	$(7,892)	$(7,892)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(1,040)	452,263	(88,970)	362,253	(1,527)	17,408	55,124	71,005
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(736)	(52,022)	(71,659)	(124,417)	(5,970)	169,823	(627,689)	(463,836)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(5,506)	42	(505,134)	(510,598)	(3,803)	(30,844)	222,902	188,255
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(1,601)	6,867	206,639	211,905	(4,627)	4,082	(85,162)	(85,707)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(4,678)	188,433	(28,658)	155,097	(13,098)	183,530	(9,760)	160,672
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	-	-	-	-	(1,703)	(20,009)	22,204	492
Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC)	(617)	87,512	(11,558)	75,337	-	-	-	-

Total	$(14,178)	$683,095	$(498,919)	$169,998	$(30,728)	$323,990	$(430,273)	$(137,011)

Frontier Global Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$7,397	$7,397	$-	$-	$829	$829
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(1,329)	288,046	192,153	478,870	(2,503)	28,130	73,429	99,056

Total	$(1,329)	$288,046	$199,550	$486,267	$(2,503)	$28,130	74,258	$99,885

Frontier Select Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$5,275	$5,275	$-	$-	$(69)	$(69)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(2,281)	32,649	38,286	68,654	(4,877)	67,663	(7,516)	55,270
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	-	-	-	-	(686)	(8,299)	7,373	(1,612)
Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC)	(255)	23,948	4,901	28,594	-	-	-	-

Total	$(2,536)	$56,597	$48,462	$102,523	$(5,563)	$59,364	$(212)	$53,589

Frontier Heritage Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$7,444	$7,444	$-	$-	$981	$981
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(1,086)	193,955	183,775	376,644	(1,439)	16,356	41,181	56,098
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(1,685)	7,310	48,844	54,469	(4,691)	66,486	(7,146)	54,649
								-
Total	$(2,771)	$201,265	$240,063	$438,557	$(6,130)	$82,842	$35,016	$111,728

Frontier Long/Short Commodity Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$4,928	$4,928	$-	$-	$(7)	$(7)
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(132)	824	20,300	20,992	(120)	26,360	(23,799)	2,441
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(1,114)	9,642	23,276	31,804	(2,730)	38,119	(5,606)	29,783
Galaxy Plus Fund - Volt Diversified Alpha Feeder Fund (550) LLC	(363)	4,820	1,301	5,758	(3,298)	86,851	(96,446)	(12,893)
Total	$(1,609)	$15,286	$49,805	$63,482	$(6,148)	$151,330	$(125,858)	$19,324

Frontier Diversified Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$7,026	$7,026	$-	$-	$(449)	$(449)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(375)	125,128	7,414	132,167	(640)	7,312	23,964	30,636
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(407)	(17,962)	(48,490)	(66,859)	(2,513)	71,506	(271,402)	(202,409)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(1,351)	11	(126,844)	(128,184)	(870)	(6,983)	50,260	42,407
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(602)	1,631	78,920	79,949	(2,008)	1,764	(37,507)	(37,751)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(1,114)	32,189	6,547	37,622	(2,389)	33,745	(2,180)	29,176
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	-	-	-	-	(379)	(4,507)	4,402	(484)
Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC)	(109)	26,364	(17,208)	9,047	-	-	-	-

Total	$(3,958)	$167,361	$(92,635)	$70,768	$(8,799)	$102,837	$(232,912)	$(138,874)

Frontier Masters Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$2,849	$2,849	$-	$-	$(50)	$(50)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(152)	41,926	13,616	55,390	(296)	3,396	11,798	14,898
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(440)	11,840	5,589	16,989	(1,258)	17,769	(1,385)	15,126
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	-	-	-	-	(208)	(2,486)	2,113	(581)
Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC)	(88)	4,612	8,503	13,027	-	-	-	-

Total	$(680)	$58,378	$30,557	$88,255	$(1,762)	$18,679	$12,476	$29,393

Nine months ended September 30, 2022 and 2021

	Nine Months Ended September, 2022				Nine Months Ended September, 2021
	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)
Frontier Balanced Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$49,885	$49,885	$-	$-	$(36,142)	$(36,142)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(3,291)	563,544	1,119,184	1,679,437	(4,108)	173,578	114,603	284,073
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	-	-	-	-	-	(433)	-	(433)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	-	-	-	-	-	252	-	252
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(7,304)	(118,006)	(1,205,437)	(1,330,747)	(19,136)	464,263	(786,970)	(341,843)
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	-	-	-	-	(1,910)	-	(1,910)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(15,581)	15,020	421,812	421,251	(9,204)	(233,955)	56,175	(186,984)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(5,289)	83,798	1,101,639	1,180,148	(13,536)	121,430	(7,184)	100,710
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(17,203)	391,790	1,065,639	1,440,226	(39,426)	996,949	146,910	1,104,433
Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC	(1,885)	130,311	730,608	859,034	-	-	-	-
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	-	(1,267,769)	1,265,738	(2,031)	(3,787)	(448,411)	368,448	(83,750)
Total	$(50,553)	$(201,312)	$4,549,068	$4,297,203	$(89,197)	$1,071,763	$(144,160)	$838,406

Frontier Global Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$18,704	$18,704	$-	$-	$13,159	$13,159
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(4,120)	652,634	1,563,577	2,212,091	(6,827)	293,622	80,258	367,053
Total	$(4,120)	$652,634	$1,582,281	$2,230,795	$(6,827)	$293,622	$93,417	$380,212

Frontier Select Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$12,104	$12,104	$-	$-	$6,956	$6,956
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	-	-	-	-	-	387	-	387
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(7,638)	125,636	552,436	670,434	(13,325)	321,795	38,851	347,321
Galaxy Plus Fund - TT Feeder Fund (531) LLC	-	-	-	-	-	864	-	864
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	-	(577,421)	576,576	(845)	(1,599)	(198,484)	149,525	(50,558)
Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC	(730)	40,012	282,901	322,183	-	-	-	-
Total	$(8,368)	$(411,773)	$1,424,017	$1,003,876	$(14,924)	$124,562	$195,332	$304,970

Frontier Heritage Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$17,402	$17,402	$-	$-	$11,448	$11,448
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(3,283)	332,745	1,366,680	1,696,142	(3,865)	161,521	26,673	184,329
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(5,856)	101,489	415,289	510,922	(12,655)	302,134	31,369	320,848
Total	$(9,139)	$434,234	$1,799,371	$2,224,466	$(16,520)	$463,655	$69,490	$516,625

Frontier Long/Short Commodity Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$13,196	$13,196	$-	$-	$9,914	$9,914
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	-	-	-	-	-	36	-	36
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(852)	(24,735)	158,580	132,993	(543)	152,407	(126,776)	25,088
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(3,815)	65,193	271,287	332,665	(7,233)	173,929	14,090	180,786
Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC)	(3,241)	819	123,766	121,344	(7,807)	107,810	(88,398)	11,605
Total	$(7,908)	$41,277	$566,829	$600,198	$(15,583)	$434,182	$(191,170)	$227,429

Frontier Diversified Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$23,672	$23,672	$-	$-	$2,039	$2,039
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(1,221)	204,523	429,606	632,908	(2,057)	83,740	55,185	136,868
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	-	-	-	-	-	(245)	-	(245)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	-	-	-	-	-	157	-	157
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(3,876)	(34,949)	(655,158)	(693,983)	(8,665)	136,292	(259,205)	(131,578)
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	-	-	-	-	(1,166)	-	(1,166)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(3,699)	4,154	83,876	84,331	(2,224)	(57,849)	6,460	(53,613)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(2,210)	44,456	415,959	458,205	(7,103)	62,491	48,289	103,677
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(3,981)	88,311	259,627	343,957	(6,964)	172,937	30,463	196,436
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	-	(475,536)	475,137	(399)	(858)	(104,890)	85,736	(20,012)
Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC	(353)	38,233	124,568	162,448	-	-	-	-
Total	$(15,340)	$(130,808)	$1,157,287	$1,011,139	$(27,871)	$291,467	$(31,033)	$232,563

Frontier Masters Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$8,778	$8,778	$-	$-	$9,882	$9,882
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(486)	85,405	176,727	261,646	(1,068)	39,319	11,837	50,088
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	-	-	-	-	-	(58)	-	(58)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	-	-	-	-	-	52	-	52
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(1,657)	94,111	64,931	157,385	(3,592)	91,267	10,976	98,651
Galaxy Plus Fund - TT Feeder Fund (531) LLC	-	-	-	-	-	520	-	520
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	-	(318,723)	318,481	(242)	(536)	(72,777)	50,005	(23,308)
Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC	(231)	6,055	95,129	100,953	-	-	-	-
Total	$(2,374)	$(133,152)	$664,046	$528,520	$(5,196)	$58,323	$82,700	$135,827

The Series’ investments in private investment companies as of September 30, 2022 have certain redemption and liquidity restrictions which are described in the following table:

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

Service Fees—Investors who have purchased Class 1 or Class 1a Units of Frontier Diversified Fund, Frontier Masters Fund, and Frontier Long/Short Commodity Fund are charged a service fee of up to two percent (2.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to two percent (2.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 and Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to two percent (2.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. Investors who have purchased Class 1 or Class 1a Units of Frontier Balanced Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Global Fund are charged a service fee of up to three percent (3.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 and Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to selling agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2).

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

The Managing Owner has determined that the purchase of additional units of the relevant series will commence in 2022. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $22,650, $393, $31,725, $386,354, $21,807, $161,462 and $77,073 for the Frontier Diversified, Long/Short Commodity, Masters, Balanced, Select, Global and Heritage Funds, respectively, as of September 30, 2022.

The following table summarizes fees earned by the Managing Owner for the three and nine months ended September 30, 2022 and September 30, 2021, respectively.

Three Months Ended September 30, 2022	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	$-	$285	$30,682
Frontier Masters Fund	-	-	149	14,561
Frontier Long/Short Commodity Fund	-	-	75	11,590
Frontier Balanced Fund	119,673	4,568	64,895	122,548
Frontier Select Fund	-	-	14,259	16,106
Frontier Global Fund	-	-	22,097	38,321
Frontier Heritage Fund	-	-	24,582	37,296

Three Months Ended September 30, 2021	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	$-	$310	$29,513
Frontier Masters Fund	-	-	135	12,339
Frontier Long/Short Commodity Fund	-	-	58	10,055
Frontier Balanced Fund	54,924	4,764	62,976	108,142
Frontier Select Fund	-	-	11,949	12,176
Frontier Global Fund	-	-	17,993	34,334
Frontier Heritage Fund	-	-	16,886	25,399

Nine Months Ended September 30, 2022	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	$-	$850	$92,978
Frontier Masters Fund	-	-	416	40,425
Frontier Long/Short Commodity Fund	-	-	201	30,640
Frontier Balanced Fund	213,064	13,446	201,554	357,046
Frontier Select Fund	-	-	40,141	44,160
Frontier Global Fund	-	-	61,883	106,578
Frontier Heritage Fund	-	-	68,047	101,544

Nine Months Ended September 30, 2021	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	$-	$1,860	$97,487
Frontier Masters Fund	-	-	492	40,507
Frontier Long/Short Commodity Fund	-	-	170	28,870
Frontier Balanced Fund	104,764	13,978	195,972	332,131
Frontier Select Fund	-	-	35,191	35,541
Frontier Global Fund	-	-	58,383	106,684
Frontier Heritage Fund	-	-	50,788	75,071

The following table summarizes fees payable to the Managing Owner as of September 30, 2022 and December 31, 2021.

As of September 30, 2022	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$-	$-	$-	$95	$10,189
Frontier Masters Fund	-	-	-	51	4,885
Frontier Long/Short Commodity Fund	-	-	64	25	3,751
Frontier Balanced Fund	120,365	1,621	447	19,187	38,932
Frontier Select Fund	-	-	423	4,667	5,056
Frontier Global Fund	-	-	818	7,480	13,001
Frontier Heritage Fund	-	-	778	7,555	12,420

As of December 31, 2021	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$-	$-	$-	$83	$9,217
Frontier Masters Fund	-	-	-	43	3,882
Frontier Long/Short Commodity Fund	-	-	32	19	3,407
Frontier Balanced Fund	54,702	1,431	957	18,314	32,970
Frontier Select Fund	-	-	196	3,524	3,682
Frontier Global Fund	-	-	312	4,986	9,533
Frontier Heritage Fund	-	-	217	4,950	8,307

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

The following table outlines the interest paid by each series to the Managing owner and its ratio to average net assets for the three and nine months ended September 30, 2022 and 2021.

	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Three Months Ended	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Ratio to Average Net Assets	Ratio to Average Net Assets

Frontier Long/Short Commodity Fund Class 2	5	4	0.01%	0.01%
Frontier Long/Short Commodity Fund Class 3	174	111	0.02%	0.01%
Frontier Balanced Fund Class 1	1,393	3,661	0.02%	0.04%
Frontier Balanced Fund Class 1AP	14	48	0.02%	0.05%
Frontier Balanced Fund Class 2	331	738	0.02%	0.04%
Frontier Balanced Fund Class 2a	2	7	0.00%	0.01%
Frontier Balanced Fund Class 3a	17	45	0.00%	0.01%
Frontier Select Fund Class 1	1,045	640	0.07%	0.04%
Frontier Select Fund Class 1AP	8	4	0.07%	0.04%
Frontier Select Fund Class 2	54	32	0.07%	0.04%
Frontier Global Fund Class 1	1,670	388	0.06%	0.02%
Frontier Global Fund Class 2	84	31	0.06%	0.02%
Frontier Heritage Fund Class 1	1,553	660	0.05%	0.03%
Frontier Heritage Fund Class 1AP	7	2	0.05%	0.02%
Frontier Heritage Fund Class 2	131	69	0.05%	0.03%
Total	$6,488	$6,440

	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Nine months ended	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Ratio to Average Net Assets	Ratio to Average Net Assets

Frontier Long/Short Commodity Fund Class 2	12	18	0.04%	0.05%
Frontier Long/Short Commodity Fund Class 3	407	518	0.04%	0.05%
Frontier Balanced Fund Class 1	8,043	7,208	0.09%	0.08%
Frontier Balanced Fund Class 1AP	75	96	0.09%	0.09%
Frontier Balanced Fund Class 2	1,759	1,456	0.09%	0.08%
Frontier Balanced Fund Class 2a	11	14	0.02%	0.02%
Frontier Balanced Fund Class 3a	90	87	0.02%	0.02%
Frontier Select Fund Class 1	2,407	2,208	0.14%	0.14%
Frontier Select Fund Class 1AP	19	15	0.13%	0.14%
Frontier Select Fund Class 2	124	104	0.14%	0.14%
Frontier Global Fund Class 1	3,834	2,492	0.14%	0.10%
Frontier Global Fund Class 2	222	183	0.13%	0.09%
Frontier Heritage Fund Class 1	3,411	2,708	0.11%	0.12%
Frontier Heritage Fund Class 1AP	14	10	0.11%	0.12%
Frontier Heritage Fund Class 2	300	277	0.11%	0.12%
Total	$20,728	$17,394

7. Financial Highlights

The following information presents the financial highlights of the Series, for the three and nine months ended September 30, 2022 and 2021. This data has been derived from the information presented in the financial statements.

For the three months ended September 30, 2022

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/ Short Commodity Fund
	Class 2	Class 3	Class 2	Class 3	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, June 30, 2022	$114.63	$107.78	$118.06	$111.44	$129.50	$84.59	$135.85	$89.61
Net operating results:
Interest income	0.06	0.05	0.10	0.09	0.08	0.05	0.09	0.06
Expenses	(1.03)	(0.97)	(1.91)	(1.80)	(0.93)	(0.61)	(0.97)	(0.64)
Net gain/(loss) on investments, net of non-controlling interests	2.23	2.17	11.02	10.48	4.70	3.20	4.93	3.45
Net income/(loss)	1.26	1.25	9.21	8.77	3.85	2.65	4.04	2.86
Net asset value, September 30, 2022	$115.89	$109.03	$127.27	$120.21	$133.35	$87.24	$139.89	$92.47

Ratios to average net assets
Net investment income/(loss)	-3.57%	-3.57%	-6.49%	-6.49%	-2.64%	-2.64%	-2.64%	-2.64%
Expenses before incentive fees (3)(4)	3.78%	3.78%	6.85%	6.85%	2.89%	2.89%	2.89%	2.89%
Expenses after incentive fees (3)(4)	3.78%	3.78%	6.85%	6.85%	2.89%	2.89%	2.89%	2.89%
Total return before incentive fees (2)	1.10%	1.16%	7.80%	7.87%	2.97%	3.13%	2.97%	3.19%
Total return after incentive fees (2)	1.10%	1.16%	7.80%	7.87%	2.97%	3.13%	2.97%	3.19%

Incentive fee per share	-	-	-	-	-	-	-	-
Incentive Fee to ANA	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2022	$118.43	$150.04	$202.33	$175.51	$175.09	$102.01	$129.36	$171.66
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(3.36)	(3.18)	(130.09)	(3.73)	(3.71)	(1.45)	(0.95)	(1.26)
Net gain/(loss) on investments, net of non-controlling interests	6.92	8.87	137.77	10.38	10.38	4.70	6.08	8.07
Net income/(loss)	3.57	5.69	7.68	6.66	6.68	3.25	5.13	6.81
Net asset value, September 30, 2022	$122.00	$155.73	$210.01	$182.17	$181.77	$105.26	$134.49	$178.47

Ratios to average net assets
Net investment income/(loss)	-8.76%	-5.70%	-5.70%	-5.70%	-5.70%	-6.21%	-3.20%	-3.20%
Expenses before incentive fees (3)(4)	7.68%	4.63%	4.63%	4.63%	4.63%	6.21%	3.20%	3.20%
Expenses after incentive fees (3)(4)	8.76%	5.70%	5.70%	5.70%	5.70%	6.21%	3.20%	3.20%
Total return before incentive fees (2)	4.09%	4.87%	4.87%	4.87%	4.89%	3.18%	3.97%	3.97%
Total return after incentive fees (2)	3.01%	3.79%	3.79%	3.79%	3.81%	3.18%	3.97%	3.97%

Incentive fee per share	1.20	1.53	62.50	1.79	1.78	-	-	-
Incentive Fee to ANA	1.08%	1.08%	1.08%	1.08%	1.08%	0.00%	0.00%	0.00%

	Frontier Global Fund		Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2022	$200.09	$316.20	$180.77	$229.22	$306.76
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00
Expenses	(3.94)	(3.89)	(3.17)	(2.35)	(3.14)
Net gain/(loss) on investments, net of non-controlling interests	30.91	49.23	21.56	27.57	36.91
Net income/(loss)	26.97	45.35	18.39	25.23	33.77
Net asset value, September 30, 2022	$227.06	$361.55	$199.16	$254.45	$340.53

Ratios to average net assets
Net investment income/(loss)	-7.97%	-4.96%	-7.20%	-4.19%	-4.19%
Expenses before incentive fees (3)(4)	7.97%	4.96%	7.20%	4.19%	4.19%
Expenses after incentive fees (3)(4)	7.97%	4.96%	7.20%	4.19%	4.19%
Total return before incentive fees (2)	13.48%	14.34%	10.18%	11.01%	11.01%
Total return after incentive fees (2)	13.48%	14.34%	10.18%	11.01%	11.01%

Incentive fee per share	-	-	-	-	-
Incentive Fee to ANA	0.00%	0.00%	0.00%	0.00%	0.00%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees is included in the total return.

*	Class 1 of Frontier Masters Fund was closed as of April 1, 2021.

For the three months ended September 30, 2021

	Frontier Diversified Fund			Frontier Masters Fund				Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1		Class 2	Class 3	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, June 30, 2021	$77.68	$95.90	$89.95	$-		$73.52	$69.23	$98.49	$63.74	$103.32	$67.36
Net operating results:
Interest income	0.03	0.03	0.03	-		0.05	0.05	0.04	0.03	0.05	0.03
Expenses	(1.30)	(0.87)	(0.81)	-		(1.10)	(1.09)	(0.71)	(0.46)	(0.74)	(0.49)
Net gain/(loss) on investments, net of non-controlling interests	(76.41)	(4.08)	(3.77)	-	*	2.63	2.57	1.27	1.04	1.33	1.14
Net income/(loss)	(77.68)	(4.91)	(4.56)	-	*	1.58	1.53	0.60	0.61	0.63	0.68
Net asset value, September 30, 2021	$-	$90.99	$85.39	$-	*	$75.10	$70.76	$99.09	$64.35	$103.95	$68.04
Ratios to average net assets
Net investment income/(loss)	-6.53%	-3.45%	-3.45%	0.00%		-5.88%	-5.88%	-2.67%	-2.67%	-2.67%	-2.67%
Expenses before incentive fees (3)(4)	6.67%	3.60%	3.60%	0.00%		6.17%	6.17%	2.85%	2.85%	2.85%	2.85%
Expenses after incentive fees (3)(4)	6.67%	3.60%	3.60%	0.00%		6.17%	6.17%	2.85%	2.85%	2.85%	2.85%
Total return before incentive fees (2)	-1.71%*	-5.12%	-5.07%	0.00	%*	2.15%	2.21%	0.61%	0.96%	0.61%	1.01%
Total return after incentive fees (2)	-1.71%*	-5.12%	-5.07%	0.00	%*	2.15%	2.21%	0.61%	0.96%	0.61%	1.01%

Incentive fee per share	-	-	-	-		-	-	-	-	-	-
Incentive Fee to ANA	0.00%	0.00%	0.00%	0.00%		0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2021	$85.86	$105.55	$142.34	$123.47	$123.05	$66.17	$81.44	$108.07
Net operating results:
Interest income	0.00	0.00	0.02	0.00	0.00	0.00	0.00	0.00
Expenses	(2.03)	(1.70)	(46.17)	(1.99)	(1.98)	(1.03)	(0.62)	(0.83)
Net gain/(loss) on investments, net of non-controlling interests	0.79	0.96	45.15	1.17	1.16	2.18	2.66	3.52
Net income/(loss)	(1.24)	(0.73)	(1.00)	(0.82)	(0.82)	1.15	2.03	2.70
Net asset value, September 30, 2021	$84.62	$104.82	$141.34	$122.65	$122.23	$67.32	$83.47	$110.77

Ratios to average net assets
Net investment income/(loss)	-7.75%	-4.75%	-4.75%	-4.75%	-4.75%	-5.89%	-2.89%	-2.89%
Expenses before incentive fees (3)(4)	7.24%	4.24%	4.24%	4.24%	4.24%	5.89%	2.89%	2.89%
Expenses after incentive fees (3)(4)	7.75%	4.75%	4.75%	4.75%	4.75%	5.89%	2.89%	2.89%
Total return before incentive fees (2)	-0.93%	-0.18%	-0.19%	-0.15%	-0.15%	1.73%	2.49%	2.49%
Total return after incentive fees (2)	-1.45%	-0.70%	-0.70%	-0.66%	-0.67%	1.73%	2.49%	2.49%

Incentive fee per share	0.45	0.55	14.98	0.64	0.64	-	-	-
Incentive Fee to ANA	0.51%	0.51%	0.51%	0.51%	0.51%	0.00%	0.00%	0.00%

	Frontier Global Fund		Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2021	$117.28	$179.85	$109.26	$134.44	$179.93
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00
Expenses	(2.33)	(2.29)	(1.90)	(1.45)	(1.81)
Net gain/(loss) on investments, net of non-controlling interests	4.61	7.19	4.84	6.12	8.04
Net income/(loss)	2.28	4.90	2.94	4.66	6.24
Net asset value, September 30, 2021	$119.56	$184.75	$112.20	$139.10	$186.17

Ratios to average net assets
Net investment income/(loss)	-8.28%	-5.29%	-7.05%	-4.06%	-4.06%
Expenses before incentive fees (3)(4)	8.28%	5.29%	7.05%	4.06%	4.06%
Expenses after incentive fees (3)(4)	8.28%	5.29%	7.05%	4.06%	4.06%
Total return before incentive fees (2)	1.95%	2.72%	2.69%	3.47%	3.47%
Total return after incentive fees (2)	1.95%	2.72%	2.69%	3.47%	3.47%

Incentive fee per share	-	-	-	-	-
Incentive Fee to ANA	0.00%	0.00%	0.00%	0.00%	0.00%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees is included in the total return.

For the nine months ended September 30, 2022

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/ Short Commodity Fund
	Class 2	Class 3	Class 2	Class 3	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2021	$88.98	$83.56	$70.17	$66.15	$89.97	$58.75	$94.38	$62.16
Net operating results:
Interest income	0.14	0.13	0.25	0.23	0.18	0.12	0.19	0.13
Expenses	(2.99)	(2.80)	(4.99)	(4.68)	(2.39)	(1.57)	(2.51)	(1.66)
Net gain/(loss) on investments, net of non-controlling interests	29.76	28.14	61.85	58.51	45.59	29.93	47.82	31.84
Net income/(loss)	26.91	25.47	57.10	54.06	43.38	28.49	45.51	30.31
Net asset value, September 30, 2022	$115.89	$109.03	$127.27	$120.21	$133.35	$87.24	$139.89	$92.47

Ratios to average net assets
Net investment income/(loss)	-3.54%	-3.54%	-6.30%	-6.30%	-2.57%	-2.57%	-2.57%	-1.92%
Expenses before incentive fees (3)(4)	3.72%	3.72%	6.63%	6.63%	2.78%	2.78%	2.78%	2.08%
Expenses after incentive fees (3)(4)	3.72%	3.72%	6.63%	6.63%	2.78%	2.78%	2.78%	2.08%
Total return before incentive fees (2)	30.24%	30.49%	81.37%	81.72%	48.22%	48.49%	48.22%	48.77%
Total return after incentive fees (2)	30.24%	30.49%	81.37%	81.72%	48.22%	48.49%	48.22%	48.77%

Incentive fee per share	-	-	-	-	-	-	-	-
Incentive Fee to ANA	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2021	$82.82	$103.38	$139.40	$120.98	$120.57	$63.39	$79.21	$105.10
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(7.98)	(7.00)	(9.45)	(8.16)	(8.19)	(3.98)	(2.57)	(3.39)
Net gain/(loss) on investments, net of non-controlling interests	47.16	59.35	80.05	69.35	69.39	45.85	57.85	76.76
Net income/(loss)	39.18	52.35	70.61	61.19	61.20	41.87	55.28	73.37
Net asset value, September 30, 2022	$122.00	$155.73	$210.01	$182.17	$181.77	$105.26	$134.49	$178.47

Ratios to average net assets
Net investment income/(loss)	-9.36%	-6.29%	-6.29%	-6.29%	-6.29%	-6.14%	-3.13%	-3.13%
Expenses before incentive fees (3)(4)	7.49%	4.42%	4.42%	4.42%	4.42%	6.14%	3.13%	3.13%
Expenses after incentive fees (3)(4)	9.36%	6.29%	6.29%	6.29%	6.29%	6.14%	3.13%	3.13%
Total return before incentive fees (2)	49.17%	52.51%	52.52%	52.45%	52.63%	66.05%	69.79%	69.81%
Total return after incentive fees (2)	47.30%	50.64%	50.65%	50.58%	50.76%	66.05%	69.79%	69.81%

Incentive fee per share	2.00	2.53	3.41	2.95	2.96	-	-	-
Incentive Fee to ANA	1.87%	1.87%	1.87%	1.87%	1.87%	0.00%	0.00%	0.00%

	Frontier Global Fund		Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2021	$109.45	$170.40	$103.43	$129.19	$172.91
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00
Expenses	(10.22)	(9.37)	(8.37)	(6.14)	(8.11)
Net gain/(loss) on investments, net of non-controlling interests	127.83	200.52	104.10	131.39	175.73
Net income/(loss)	117.61	191.15	95.73	125.26	167.62
Net asset value, September 30, 2022	$227.06	$361.55	$199.16	$254.45	$340.53

Ratios to average net assets
Net investment income/(loss)	-7.91%	-4.89%	-7.13%	-4.11%	-4.11%
Expenses before incentive fees (3)(4)	7.91%	4.89%	7.13%	4.11%	4.11%
Expenses after incentive fees (3)(4)	7.91%	4.89%	7.13%	4.11%	4.11%
Total return before incentive fees (2)	107.46%	112.18%	92.56%	96.96%	96.94%
Total return after incentive fees (2)	107.46%	112.18%	92.56%	96.96%	96.94%

Incentive fee per share	-	-	-	-	-
Incentive Fee to ANA	0.00%	0.00%	0.00%	0.00%	0.00%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees is included in the total return.

*	Class 1 of Frontier Masters Fund was closed as of April 1, 2021.

For the nine months ended September 30, 2021

	Frontier Diversified Fund				Frontier Masters Fund				Frontier Long/Short Commodity Fund
	Class 1		Class 2	Class 3	Class 1		Class 2	Class 3	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2020	$72.68		$88.95	$83.33	$55.18		$67.54	$63.52	$85.99	$55.29	$90.21	$58.37
Net operating results:
Interest income	0.06		0.07	0.07	0.15		0.20	0.19	0.20	0.13	0.21	0.14
Expenses	(3.52)		(2.49)	(2.39)	(5.34)		(3.37)	(3.16)	(2.03)	(1.28)	(2.10)	(1.36)
Net gain/(loss) on investments, net of non-controlling interests	(69.21	)*	4.46	4.38	(49.99	)*	10.73	10.21	14.92	10.22	15.63	10.89
Net income/(loss)	(72.68	)*	2.04	2.06	(55.18	)*	7.56	7.24	13.10	9.06	13.74	9.67
Net asset value, September 30, 2021	$-	*	$90.99	$85.39	$-	*	$75.10	$70.76	$99.09	$64.35	$103.95	$68.04

Ratios to average net assets
Net investment income/(loss)	-8.89%		-5.12%	-5.12%	-18.61%		-8.50%	-8.50%	-3.80%	-3.80%	-3.80%	-3.80%
Expenses before incentive fees (3)(4)	9.04%		5.27%	5.27%	19.14%		9.03%	9.03%	4.22%	4.22%	4.22%	4.22%
Expenses after incentive fees (3)(4)	9.04%		5.27%	5.27%	19.14%		9.03%	9.03%	4.22%	4.22%	4.22%	4.22%
Total return before incentive fees (2)	5.06	%*	2.29%	2.48%	4.59	%*	11.19%	11.39%	15.24%	16.39%	15.23%	16.57%
Total return after incentive fees (2)	5.06	%*	2.29%	2.48%	4.59	%*	11.19%	11.39%	15.24%	16.39%	15.23%	16.57%

Incentive fee per share	-		-	-	-		-	-	-	-	-	-
Incentive Fee to ANA	0.00%		0.00%	0.00%	0.00%		0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2020	$79.93	$96.81	$130.54	$113.20	$112.81	$58.55	$70.99	$94.20
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(5.36)	(4.24)	(5.68)	(5.25)	(4.83)	(2.85)	(1.67)	(2.22)
Net gain/(loss) on investments, net of non-controlling interests	10.04	12.24	16.48	14.69	14.25	11.62	14.15	18.78
Net income/(loss)	4.69	8.01	10.80	9.45	9.42	8.77	12.48	16.57
Net asset value, September 30, 2021	$84.62	$104.82	$141.34	$122.65	$122.23	$67.32	$83.47	$110.77

Ratios to average net assets
Net investment income/(loss)	-11.56%	-7.12%	-7.12%	-7.12%	-7.12%	-8.94%	-4.38%	-4.38%
Expenses before incentive fees (3)(4)	10.65%	6.21%	6.21%	6.21%	6.21%	8.94%	4.38%	4.38%
Expenses after incentive fees (3)(4)	11.57%	7.13%	7.13%	7.13%	7.13%	8.94%	4.38%	4.38%
Total return before incentive fees (2)	6.78%	9.19%	9.19%	9.27%	9.27%	14.97%	17.58%	17.59%
Total return after incentive fees (2)	5.87%	8.27%	8.28%	8.35%	8.35%	14.97%	17.58%	17.59%

Incentive fee per share	0.79	0.98	1.31	1.21	1.11	-	-	-
Incentive Fee to ANA	0.92%	0.92%	0.92%	0.92%	0.92%	0.00%	0.00%	0.00%

	Frontier Global Fund		Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2020	$110.90	$167.56	$96.10	$116.50	$155.92
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00
Expenses	(6.99)	(6.57)	(5.57)	(3.91)	(5.18)
Net gain/(loss) on investments, net of non-controlling interests	15.65	23.76	21.67	26.52	35.42
Net income/(loss)	8.66	17.19	16.10	22.60	30.25
Net asset value, September 30, 2021	$119.56	$184.75	$112.20	$139.10	$186.17

Ratios to average net assets
Net investment income/(loss)	-11.77%	-7.42%	-10.56%	-6.04%	-6.04%
Expenses before incentive fees (3)(4)	11.77%	7.42%	10.56%	6.04%	6.04%
Expenses after incentive fees (3)(4)	11.77%	7.42%	10.56%	6.04%	6.04%
Total return before incentive fees (2)	7.81%	10.26%	16.75%	19.40%	19.40%
Total return after incentive fees (2)	7.81%	10.26%	16.75%	19.40%	19.40%

Incentive fee per share	-	-	-	-	-
Incentive Fee to ANA	0.00%	0.00%	0.00%	0.00%	0.00%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees is included in the total return.

8. Derivative Instruments and Hedging Activities

The Series’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Series do not enter into or hold positions for hedging purposes as defined under ASC 815, Derivatives and Hedging (“ASC 815”). The detail of the fair value of the Series’ derivatives by instrument types as of September 30, 2022 and December 31, 2021 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to each Series’ position in swap contracts.

The following tables summarize the monthly averages of futures contracts bought and sold for each respective Series of the Trust:

For the Three Months ended September 30, 2022

Monthly average contracts:

	Bought	Sold

Frontier Balanced Fund	330	324

For the Three Months ended September 30, 2021

Monthly average contracts:

	Bought	Sold

Frontier Balanced Fund	307	392

For the Nine Months ended September 30, 2022

Monthly average contracts:

	Bought	Sold

Frontier Balanced Fund	343	341

For the Nine Months ended September 30, 2021

Monthly average contracts:

	Bought	Sold

Frontier Balanced Fund	293	322

The following tables summarize the trading revenues for the three and nine months ended September 30, 2022, and 2021 by sector:

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended September 30, 2022

Type of contract	Frontier Balanced Fund

Agriculturals	$(55,378)
Currencies	178,830
Energies	29,170
Interest rates	29,063
Metals	156,719
Stock indices	173,656
Realized trading income/(loss)(1)	$512,060

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

Realized Trading Revenue from Futures, Forwards and Options

for the Nine Months Ended September 30, 2022

Type of contract	Frontier Balanced Fund

Agriculturals	$(149,714)
Currencies	399,268
Energies	130,230
Interest rates	87,954
Metals	(48,788)
Stock indices	412,729
Realized trading income/(loss)(1)	$831,679

(1)	Amounts recorded in the Statements of Operations under Net realized gain(loss) on futures forwards and options.

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

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended September 30, 2022

Type of contract	Frontier Balanced Fund

Agriculturals	$4
Currencies	-
Energies	818
Interest rates	-
Metals	(25,259)
Stock indices	-
Change in unrealized trading income/(loss)(1)	$(24,437)

(1)	Amounts recorded in the Statements of Operations under Net change in open trade equity/(deficit)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended September 30, 2021

Type of contract	Frontier Balanced Fund

Agriculturals	$62,335
Currencies	8,416
Energies	22,030
Interest rates	(1,144)
Metals	72,161
Stock indices	(10,503)
Change in unrealized trading income/(loss)(1)	$153,295

(1)	Amounts recorded in the Statements of Operations under Net change in open trade equity/(deficit)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Nine Months Ended September 30, 2022

Type of contract	Frontier Balanced Fund

Agriculturals	$(2,154)
Currencies	(3,547)
Energies	14,760
Interest rates	17,389
Metals	20,044
Stock indices	865
Change in unrealized trading income/(loss)(1)	$47,357

(1)	Amounts recorded in the Statements of Operations under Net change in open trade equity/(deficit)

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

The following tables present gross and net information about the Series’ assets and liabilities subject to master netting arrangements as disclosed on the statements of financial condition as of September 30, 2022 and December 31, 2021.

As of September 30, 2022

Frontier Balanced Fund	Gross Amounts of recognized Derivative Assets/Liabilities	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition

Open Trade Equity/(Deficit)	$4,615	$-	$4,615

As of December 31, 2021
Frontier Balanced Fund	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financia lCondition	Net Amounts Presented in the Statements of Financial Condition

Open Trade Equity/(Deficit)	$2,118,427	$(2,103,591)	$14,836

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

From October 1, 2022 through November 9, 2022, Frontier Balanced Fund, Frontier Diversified Fund, Frontier Heritage Fund, Frontier Long/Short Commodity Fund, Frontier Masters Fund, Frontier Select Fund and Frontier Global Fund paid $93,477, $23,095, $20,623, $250, $200, $20,144 and, $45,086 respectively, in redemptions.

Frontier Funds

Consolidated Statements of Financial Condition

September 30, 2022 (Unaudited) and December 31, 2021

	September 30, 2022	December 31, 2021

ASSETS

Cash and cash equivalents	$736,680	$698,732
U.S. Treasury securities, at fair value	605,226	140,487
Receivable from futures commission merchants	1,129,626	818,362
Open trade equity, at fair value	4,615	14,836
Investments in private investment companies, at fair value	26,355,630	19,595,064
Interest receivable	5,055	3,029

Total Assets	$28,836,832	$21,270,510

LIABILITIES & CAPITAL

LIABILITIES
Redemptions payable	$13,913	$68,242
Incentive fees payable to Managing Owner	120,365	54,702
Management fees payable to Managing Owner	1,621	1,431
Interest payable to Managing Owner	2,530	1,714
Trading fees payable to Managing Owner	88,234	70,998
Service fees payable to Managing Owner	39,060	31,919
Risk analysis fees payable to Managing Owner	10,411	10,380
Subscriptions in advance for service fee rebates	701,464	673,809
Other liabilities	16,074	17,625

Total Liabilities	993,672	930,820

OWNERS’ CAPITAL
Managing Owner Units	289,333	214,522
Limited Owner Units	27,553,827	20,125,168

Total Owners’ Capital	27,843,160	20,339,690

Total Liabilities and Owners’ Capital	$28,836,832	$21,270,510

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Condensed Schedule of Investments (Unaudited)

September 30, 2022

	Fair	% of Total Capital (Net Asset
Description	Value	Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$4,615	0.02%
Total Long Futures Contracts	$4,615	0.02%
Total Open Trade Equity (Deficit)	$4,615	0.02%

	Fair	% of Total Capital (Net Asset
	Value	Value)

PRIVATE INVESTMENT COMPANIES (1)
Galaxy Plus Fund - Volt Diversified Alpha Feeder Fund (550) LLC)	$346,110	1.24%
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	666,709	2.39%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	1,743,089	6.26%
Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	273,538	0.98%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	2,986,434	10.73%
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	3,140,644	11.28%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	9,620,757	34.55%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	7,064,356	25.37%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	513,993	1.85%
Total Private Investment Companies	$26,355,630	94.65%
U.S. TREASURY SECURITIES

US Treasury Note 6.875% due 08/15/2025 (Cost $620,826)	$605,226	2.17%
Total U.S. Treasury Securities	$605,226	2.17%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Notes to Consolidated Financial Statements, Note 5.

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Condensed Schedule of Investments

December 31, 2022

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

Frontier Funds

Consolidated Statements of Operations (Unaudited)

For the Three Months Ended September 30, 2022 and 2021

	September 30, 2022	September 30, 2021

Investment income:
Interest - net	$2,601	$2,520

Total Income	2,601	2,520

Expenses:
Incentive Fees (rebate)	119,673	54,924
Management Fees	4,568	4,764
Risk analysis Fees	1,370	1,429
Service Fees - Class 1	126,342	110,307
Due Diligence Fees	1,392	1,347
Trading Fees	271,104	231,958
Total Expenses	524,449	404,729

Investment income/(loss) - net	(521,848)	(402,209)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	512,060	93,883
Net unrealized gain/(loss) on private investment companies	(53,991)	(66,860)
Net realized gain/(loss) on private investment companies	1,475,196	109,705
Net change in open trade equity/(deficit)	(24,437)	153,295
Net realized gain/(loss) on U.S. Treasury securities	(14,449)	(13,512)
Net unrealized gain/(loss) on U.S. Treasury securities	(12,602)	8,702
Trading commissions	(2,279)	(4,164)

Net gain/(loss) on investments	1,879,498	281,048

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$1,357,650	$(121,161)

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Statements of Operations (Unaudited)

For the Nine Months Ended September 30, 2022 and 2021

	September 30, 2022	September 30, 2021

Investment income:
Interest - net	$6,861	$8,437

Total Income	6,861	8,437

Expenses:
Incentive Fees (rebate)	213,064	104,764
Management Fees	13,446	13,978
Risk analysis Fees	4,034	4,193
Service Fees - Class 1	373,092	342,856
Due Diligence Fees	4,195	4,392
Trading Fees	773,371	716,291
Total Expenses	1,381,202	1,186,474

Investment income/(loss) - net	(1,374,341)	(1,178,037)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	831,679	574,605
Net unrealized gain/(loss) on private investment companies	11,521,691	1,868,317
Net realized gain/(loss) on private investment companies	375,860	793,346
Net change in open trade equity/(deficit)	47,357	(16,668)
Net realized gain/(loss) on U.S. Treasury securities	(46,768)	(23,832)
Net unrealized gain/(loss) on U.S. Treasury securities	(13,761)	(1,798)
Trading commissions	(7,087)	(10,529)

Net gain/(loss) on investments	12,708,971	3,183,440

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$11,334,630	$2,005,403

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Three Months Ending September 30, 2022

	Managing Owner	Limited Owners	Total

Owners’ Capital, June 30, 2022	$291,884	$27,229,165	$27,521,049

Sale of Units (including transfers)	-	-	-
Redemption of Units (including transfers)	(18,000)	(1,017,539)	(1,035,539)
Payment made by Related Party	-	-	-
Payment made by Managing Owner	-	-	-
Net increase/(decrease) in Owners’
Capital resulting from operations	15,449	1,342,201	1,357,650

Owners’ Capital, September 30, 2022	$289,333	$27,553,827	$27,843,160

Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Nine Months Ending September 30, 2022

	Managing Owner	Limited Owners	Total

Owners’ Capital, December 31, 2021	$214,522	$20,125,168	$20,339,690

Sale of Units (including transfers)	-	-	-
Redemption of Units (including transfers)	(46,100)	(3,785,060)	(3,831,160)
Payment made by Related Party	-	-	-
Payment made by Managing Owner	-	-	-
Net increase/(decrease) in Owners’
Capital resulting from operations	120,911	11,213,719	11,334,630

Owners’ Capital, September 30, 2022	$289,333	$27,553,827	$27,843,160

The consolidated Trust is not unitized as are the individual Series of the Trust

The accompanying notes are an integral part of these consolidated financial statements.

Frontier Funds

Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2022 and 2021

	September 30, 2022	September 30, 2021

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$11,334,630	$2,005,403
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in)
operating activities:
Change in:
Net change in open trade equity	10,221	16,111
Net change in ownership allocation of U.S. Treasury Securities	(13,037)	(8,606)
Net unrealized (gain)/loss on private investment companies	(11,521,691)	(1,868,317)
Net realized (gain)/loss on private investment companies	(375,860)	(793,346)
Net unrealized (gain)/loss on U.S. Treasury securities	13,761	1,798
Net realized (gain)/loss on U.S. Treasuries securities	46,768	23,832
(Purchases) sales of:
(Purchases) of U.S. Treasury securities	(2,405,978)	(1,987,803)
Sales of U.S. Treasury securities	1,886,887	4,101,053
(Purchases) of Private Investment Companies	(5,337,497)	(4,904,551)
Sales of Private Investment Companies	10,474,482	8,580,192
U.S. Treasury interest and premium paid/amortized	6,861	8,437
Increase and/or decrease in:
Receivable from futures commission merchants	(311,264)	(554,694)
Advance on unrealized Swap Appreciation	-	-
Interest receivable	(2,026)	44,556
Receivable from related parties	-	(12,073)
Redemptions receivable from private investment companies	-	181,323
Incentive fees payable to Managing Owner	65,663	54,924
Management fees payable to Managing Owner, net of change in receivable	190	(7,244)
Interest payable to Managing Owner	816	(129)
Trading fees payable to Managing Owner	17,236	(6,415)
Service fees payable to Managing Owner	7,141	(3,900)
Risk analysis fees payable	31	957
Payables to related parties	-	12,073
Subscriptions in advance for service fee rebates	27,655	26,255
Other liabilities	(1,551)	963

Net cash provided by operating activities	3,923,438	4,910,799

Cash Flows from Financing Activities:

Proceeds from sale of capital	-	7,000
Payment for redemption of capital	(3,831,160)	(5,214,788)
Redemptions payable	(54,330)	11,913

Net cash provided by (used in) financing activities	(3,885,490)	(5,195,875)

Net increase (decrease) in cash and cash equivalents	37,948	(285,076)

Cash and cash equivalents, beginning of period	698,732	468,466
Cash and cash equivalents, end of period	$736,680	$183,390

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

As of September 30, 2022, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into two separate Classes—Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund and Frontier Heritage Fund separates Units into three separate Classes—Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Global Fund, separates Units into two separate Classes—Class 1 and Class 2. The Trust, with respect to the Frontier Balanced Fund, separates Units into five separate Classes—Class 1, Class 1AP, Class 2, Class 2a and Class 3a. The Trust, with respect to the Frontier Long/Short Commodity Fund, separates Units into four separate Classes—Class 2, Class 2a, Class 3 and Class 3a.

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

Receivable from Futures Commission Merchants—The Trust deposits assets with an FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of September 30, 2022 and December 31, 2021 and included restricted cash for margin requirements of $618,988 and $801,701 for the Frontier Balanced Fund.

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

Income Taxes—The Trust applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust for the quarter ended September 30, 2022.

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

Each Series is charged service fees as outlined above. In some cases, amounts paid to selling agents might be less than the amount charged to the Series. When this occurs, the service fee is rebated back to the investor in the form of additional units. During 2021, 2020 and 2019, the Series were not allowed to issue additional units. The Managing Owner has determined that the purchase of additional units of the relevant Series will commence in 2021 when the Series are allowed to sell shares again. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $701,464 and $673,809 as of September 30, 2022 and December 31, 2021, respectively.

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

The following table summarizes the instruments that comprise the Trust’s financial asset portfolio, in aggregate, measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

September 30, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$4,615	$-	$-	$4,615
U.S. Treasury Securities	605,226	-	-	605,226

December 31, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$14,836	$-	$-	$14,836
U.S. Treasury Securities	140,487	-	-	140,487

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

The following table summarizes the Trust’s equity in earnings from each of the private investment companies during the three and nine months ended September 30, 2022 and 2021:

Three months ended September 30, 2022 and 2021

	Three Months Ended September, 2022				Three Months Ended September, 2021
			Change in				Change in
	Trading	Realized	Unrealized	Net Income	Trading	Realized	Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$(3,982)	$1,101,318	$307,988	$1,405,324	$(6,405)	$72,602	$205,496	$271,693
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(1,143)	(69,984)	(120,149)	(191,276)	(8,483)	241,329	(899,091)	(666,245)
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(132)	824	20,300	20,992	(120)	26,360	(23,799)	2,441
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(6,857)	53	(631,978)	(638,782)	(4,673)	(37,827)	273,162	230,662
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(2,203)	8,498	285,559	291,854	(6,635)	5,846	(122,669)	(123,458)
Galaxy Plus Fund - Quest FIT Feeder Fund (535) LLC	-	5,168	30,172	35,340	-	-	(1,847)	(1,847)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(11,312)	282,063	93,884	364,635	(29,043)	407,312	(33,593)	344,676
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	-	-	-	-	(2,976)	(35,301)	36,092	(2,185)
Galaxy Plus Fund - Volt Diversified Alpha Feeder Fund (550) LLC	(363)	4,820	1,301	5,758	(3,298)	86,851	-96446	(12,893)
Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC)	(1,069)	142,436	(15,362)	126,005	-	-	-	-

Total	$(27,061)	$1,475,196	$(28,285)	$1,419,850	$(61,633)	$767,172	$(662,695)	$42,844

Nine months ended September 30, 2022 and 2021

	Nine Months Ended September, 2022				Nine Months Ended September, 2021
			Change in				Change in
	Trading	Realized	Unrealized	Net Income	Trading	Realized	Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)

Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$(12,401)	$1,838,851	$4,655,774	$6,482,224	$(17,925)	$751,780	$288,555	$1,022,410
Galaxy Plus Fund - Doherty Feeder Fund (528) LLC	-	-	-	-	-	(349)	-	(349)
Galaxy Plus Fund - EvE STP Feeder Fund (516) LLC	-	-	-	-	-	497	-	497
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(11,180)	(152,955)	(1,860,595)	(2,024,730)	(27,801)	600,555	(1,046,175)	(473,421)
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(852)	(24,735)	158,580	132,993	(543)	149,331	(126,776)	22,012
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(19,280)	19,174	505,688	505,582	(11,428)	(291,804)	62,635	(240,597)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(7,499)	128,254	1,517,598	1,638,353	(20,639)	183,921	41,105	204,387
Galaxy Plus Fund - Quest FIT Feeder Fund (535) LLC	-	124,760	18,981	143,741	-	-	42,887	42,887
Galaxy Plus Fund - TT Feeder Fund (531) LLC	-	-	-	-	-	1,384	-	1,384
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(40,150)	866,530	2,629,209	3,455,589	(83,195)	2,059,011	272,659	2,248,475
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	-	(2,639,449)	2,635,932	(3,517)	(6,780)	(824,562)	653,714	(177,628)
Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC)	(3,241)	819	123,766	121,344	(7,807)	107,810	(88,398)	11,605
Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC	(3,199)	214,611	1,233,206	1,444,618	-	-	-	-

Total	$(97,802)	$375,860	$11,618,139	$11,896,197	$(176,118)	$2,737,574	$100,206	$2,661,662

The Trust’s investments in private investment companies have certain redemption and liquidity restrictions which are described in the following table:

	Redemptions	Redemptions	Liquidity
	Notice Period	Permitted	Restrictions
Frontier Funds
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None
Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC)	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None

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

As of September 30, 2022, the Trust had a payable to the Managing Owner in the amounts of $120,365, $1,621, $2,530, $88,234 and $39,060 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

As of December 31, 2021, the Trust had a payable to the Managing Owner in the amounts of $54,702, $1,431, $1,714, $70,998, and $31,919 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

For the nine months ended September 30, 2022, the Managing Owner earned $213,064, $13,446, $4,034, $373,092 and $773,371 for incentive fees, management fees, risk analysis fees, service fees, and trading fees, respectively.

For the nine months ended September 30, 2021, the Managing Owner earned $104,764, 13,978, 4,193, 342,856 and $716,291 for incentive fees, management fees, risk analysis fees, service fees, and trading fees, respectively.

For the three months ended September 30, 2022, the Managing Owner earned $119,673, 4,568, 1,370, 126,342, and $271,104 for incentive fees, management fees, risk analysis fees, service fees, and trading fees, respectively.

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

Aggregate interest income from all sources, including U.S. Treasury Securities assets net of premiums and cash held at clearing brokers, of up to the first 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Global Fund, Frontier Select Fund, and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (for the three months ended September 30, 2022, and September 30, 2021 amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees Class 1a, Class 2a and Class 3a), Frontier Masters Fund, and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 100% of the interest is retained by the respective Series.

During the three months ended September 30, 2022 and September 30, 2021, the Trust paid $6,488, and $6,440, respectively of such interest income to the Managing Owner. Such amounts are not included in the consolidated statements of operations of the Trust. All other interest income is recorded by the Trust on the consolidated statements of operations.

During the nine months ended September 30, 2022 and September 30, 2021, the Trust paid $20,728, and $17,394, respectively of such interest income to the Managing Owner. Such amounts are not included in the consolidated statements of operations of the Trust. All other interest income is recorded by the Trust on the consolidated statements of operations.

7. Financial Highlights

The following information presents the financial highlights of the Trust for the three and nine months ended September 30, 2022 and September 30, 2021. This data has been derived from the information presented in the consolidated financial statements.

Three months ended September 30

	2022	2021

Ratios to average net assets (1)
Net investment income/(loss) (1)	-8.09%	-6.27%
Expenses before incentive fees (3)	6.27%	6.07%
Expenses after incentive fees (3)	8.13%	6.32%

Total return before incentive fees (2)	5.77%	-0.29%
Total return after incentive fees (2)	5.30%	-0.53%

Nine months ended September 30

	2022	2021

Ratios to average net assets (1)
Net investment income/(loss) (1)	-7.14%	-6.43%
Expenses before incentive fees (3)	6.32%	6.04%
Expenses after incentive fees (3)	7.18%	6.47%

Total return before incentive fees (2)	46.71%	8.81%
Total return after incentive fees (2)	45.85%	8.37%

(1)	Annualized with the exception of incentive fees.

(2)	Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Consolidated Statements of Operations of the Trust. See footnote 5.

The Trust financial highlights are calculated based upon the Trust’s consolidated financial statements. The consolidated Trust does not issue units and therefore the financial highlights do not disclose any unitized data.

8. Derivative Instruments and Hedging Activities

The Trust’s primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trust does not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trust’s derivatives by instrument types as of September 30, 2022 and December 31, 2021 is included in the Consolidated Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trust’s positions in swap contracts. There are embedded management fees in transacting these swaps ranging from 1% to 1.5% based on fair value of swaps and the embedded incentive fees ranging from 15% to 25% based on net new trading profits on swaps.

For the three months ended September 30, 2022 and September 30, 2021, the monthly average of futures, forwards and options contracts bought was approximately 330 and 307, respectively and sold was approximately 324 and 392, respectively.

For the nine months ended September 30, 2022 and September 30, 2021, the monthly average of futures, forwards and options contracts bought was approximately 343 and 293, respectively and sold was approximately 341 and 322, respectively.

The following tables summarize the trading revenues for the three months ended September 30, 2022 and September 30, 2021 by contract type:

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended September 30, 2022

Type of contract

Agriculturals	$(55,378)
Currencies	178,830
Energies	29,170
Interest rates	29,063
Metals	156,719
Stock indices	173,656
Realized trading income/(loss)(1)	$512,060

(1)	Amounts recorded in the Statements of Operations under Net realized gain(loss) on futures forwards and options.

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

Realized Trading Revenue from Futures, Forwards and Options

for the Nine Months Ended September 30, 2022

Type of contract

Agriculturals	$(149,714)
Currencies	399,268
Energies	130,230
Interest rates	87,954
Metals	(48,788)
Stock indices	412,729
Realized trading income/(loss)(1)	$831,679

(1)	Amounts recorded in the Statements of Operations under Net realized gain(loss) on futures forwards and options.

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

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended September 30, 2022

Type of contract

Agriculturals	$4
Currencies	-
Energies	818
Interest rates	-
Metals	(25,259)
Stock indices	-
Change in unrealized trading income/(loss)(1)	$(24,437)

(1)	Amounts recorded in the Statements of Operations under Net change in open trade equity/(deficit)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended September 30, 2021

Type of contract

Agriculturals	$62,335
Currencies	8,416
Energies	22,030
Interest rates	(1,144)
Metals	72,161
Stock indices	(10,503)
Change in unrealized trading income/(loss)(1)	$153,295

(1)	Amounts recorded in the Statements of Operations under Net change in open trade equity/(deficit)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Nine Months Ended September 30, 2022

Type of contract

Agriculturals	$(2,154)
Currencies	(3,547)
Energies	14,760
Interest rates	17,389
Metals	20,044
Stock indices	865
Change in unrealized trading income/(loss)(1)	$47,357

(1)	Amounts recorded in the Statements of Operations under Net change in open trade equity/(deficit)

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

The following tables present gross and net information about the Trust’s assets and liabilities subject the master netting arrangements as disclosed on the consolidated statements of financial condition as of September 30, 2022 and December 31, 2021:

As of September 30, 2022

	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition

Open Trade Equity/(Deficit)	$4,615	$-	$4,615

As of December 31, 2021

	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition

Open Trade Equity/(Deficit)	$2,118,427	$(2,103,591)	$14,836

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

From October 1, 2022 through November 9, 2022, the Trust paid $202,875 in redemptions.

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

For the nine months ended September 30, 2022, none of the Series owned a swap investment and thus were not subject to any related embedded management and/or incentive fees.

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

The trading system and/or approach of each of the major Trading Advisors and the means by which the Series access those Trading Advisors are as follows:

Major Commodity Trading Advisor	Trading System Style	Accessed Through

Aspect Capital Limited	Systematic	Galaxy Plus
Fort, L.P.	Systematic	Galaxy Plus
Quantica Capital AG	Systematic	Galaxy Plus
Quantitative Investment Management, LLC	Systematic	Galaxy Plus
Quest Partners LLC	Systematic	Galaxy Plus
Rosetta Capital Management, LLC	Discretionary	Galaxy Plus
Volt Capital Management AB	Systematic	Galaxy Plus
Welton Investment Partners LLC	Systematic	Galaxy Plus
Wimmer Horizon, LLP	Systematic	Trading Company

As of September 30, 2022, the allocation of the assets of each applicable Series of the Trust among the Trading Advisors was as follows:

Allocation as of September 30, 2022 (expressed as a percentage of aggregate notional exposure to commodity trading programs)

Advisor	Frontier Diversified Fund	Frontier Long/Short Commodity Fund	Frontier Masters Fund	Frontier Balanced Fund	Frontier Select Fund	Frontier Global Fund	Frontier Heritage Fund
Aspect Capital Limited	36%	-	54%	26%	-	100%	86%
Fort, L.P.	7%	-	-	3%	-	-	-
Quantica Capital AG	9%	-	29%	15%	50%	-	-
Quantitative Investment Management, LLC	17%	-	-	19%	-	-	-
Quest Partners LLC	20%	-	-	15%	-	-	-
Rosetta Capital Management, LLC	-	45%	-	-	-	-	-
Volt Diversified Alpha Fund	-	29%	-	-	-	-	-
Welton Investment Partners LLC	11%	26%	17%	13%	50%	-	14%
Wimmer Horizon	-	-	-	9%	-	-	-

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At September 30, 2022, cash deposited at the clearing brokers was $618,988 for the Trust. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each month. As of September 30, 2022, with the Federal Funds target rate at 3.00% to 3.25%, this amount is estimated to be 3.00%.  In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds and time deposits. Aggregate interest income from all sources, including U.S. Treasury Securities assets net of premiums and cash held at clearing brokers, of up to 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Global Fund, Frontier Select Fund, and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a and Class 3a), Frontier Masters Fund and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 100% of the interest is retained by the respective Series. The amount reflected in the financial statements for the Trust and Series are disclosed on a net basis. Due to some classes not exceeding the 2% paid to the Managing Owner, amounts earned by those classes may be zero.

Approximately 75% to 95% of the Trust’s assets are expected to be committed as required margin for futures contracts and forwards and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. treasury bills in segregated accounts with the futures broker pursuant to the CEA and regulations there under. The remaining approximately 5% to 25% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. federally chartered banks. As of September 30, 2022, total cash and cash equivalents held at banking institutions were $98,597 for the Frontier Diversified Fund, $49,740 for the Frontier Masters Fund, $151,759 for the Frontier Balanced Fund, $57,674 for the Frontier Long/Short Commodity Fund, 53,083 for the Frontier Select Fund, $179,728 for the Frontier Global Fund, and $146,099 for the Frontier Heritage Fund.

As a commodity pool, the Trust has large cash positions. Such cash positions are used to pay margin for the trading of futures, forwards and options, and also to pay redemptions. Generally, the Trust has not been forced to liquidate positions to fund redemptions. During the nine months ended September 30, 2022, the Trust was able to pay all redemptions.

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

Results of Operations for the Three Months Ended September 30, 2022

Series Returns and Other Information

The returns for each Series and Class of Units for the three months ended September 30, 2022 and 2021, and related information, are discussed below. The activities of the Trust on a consolidated basis are explained through the activity of the underlying Series. Please refer to the discussion of the Series activities in relation to the Trust on a consolidated basis.

Each Series had exposure to commodity interest positions within one or more sectors during the three months ended September 30, 2022 and 2021. The performance of each Series was impacted over the course of the periods by, among other things, the relative performance of the relevant sector or sectors and the commodities within those sectors, the changing allocations among, and the specific positions taken by the Series’ Trading Advisors in, the relevant sector(s) and commodities, and the timing of entries and exits. For certain of the Series, a sector attribution chart has been included at the end of the relevant discussion. Each chart depicts the performance of the relevant Series’ positions within each of the relevant sectors (determined by the Managing Owner using monthly gross return and NAV figures, with various adjustments to net out a proportional allocation of the fees and expenses chargeable to the Series) during the periods presented.

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021.

Frontier Diversified Fund

The Frontier Diversified Fund— Class 1 NAV gained 0% and lost 1.71%, respectively, for the three months ended September 30, 2022 and 2021, net of fees and expenses; the Frontier Diversified Fund—Class 2 NAV gained 1.10% and lost 5.12%, respectively, for the three months ended September 30, 2022 and 2021, net of fees and expenses; the Frontier Diversified Fund—Class 3 NAV gained 1.16% and lost 5.07%, respectively, for the three months ended September 30, 2022 and 2021.

For the three months ended September 30, 2022, the Frontier Diversified Fund recorded total expenses of $31,975, net investments loss of $30,241, net realized/unrealized gain on investments of $65,936 and resulting in a net increase in Owners’ capital from operations of $35,695. For the three months ended September 30, 2021, the Frontier Diversified Fund recorded total expenses of $30,831, net investments loss of $29,623, and net realized/unrealized loss on investments of $138,874, resulting in a net decrease in Owners’ capital from operations of $168,497.

Please see additional discussion under “Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021–Frontier Diversified Fund.”

Frontier Masters Fund

The Frontier Masters Fund —Class 2 NAV gained 7.80% and gained 2.15%, respectively, for the three months ended September 30, 2022 and 2021, net of fees and expenses; the Frontier Masters Fund—Class 3 NAV gained 7.87% and gained 2.21%, respectively, for the three months ended September 30, 2022 and 2021, net of fees and expenses.

For the three months ended September 30, 2022, the Frontier Masters Fund recorded total expenses of $14,970, net investment loss of $14,198, and net realized/unrealized gain on investments of $86,119, resulting in a net increase in Owners’ capital from operations of $71,921. For the three months ended September 30, 2021, the Frontier Masters Fund recorded total expenses of $12,715, net investment loss of $12,118, and net realized/unrealized gain on investments of $29,393, resulting in a net increase in Owners’ capital from operations of $17,275.

Please see additional discussion under “Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021 –Frontier Masters Fund.”

Frontier Long/Short Commodity Fund

The Frontier Long/Short Commodity Fund—Class 2 NAV gained 2.97% and gained 0.61%, respectively, for the three months ended September 30, 2022 and 2021, net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 3 NAV gained 2.97% and gained 0.61%, respectively, for the three months ended September 30, 2022 and 2021, net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 2a NAV gained 3.13% and gained 0.96%, respectively, for the three months ended September 30, 2022 and 2021, net of fees and expenses; the Frontier Long/Short Commodity Fund Class 3a NAV gained 3.19% and gained 1.01%, respectively, for the three months ended September 30, 2022 and 2021, net of fees and expenses.

For the three months ended September 30, 2022, the Frontier Long/Short Commodity Fund recorded total expenses of $11,789, net investment loss of $10,764, and net realized/unrealized gain on investments of $59,873, resulting in a net increase in Owners’ capital from operations of $49,109. For the three months ended September 30, 2021, the Frontier Long/Short Commodity Fund recorded total expenses of $10,211, net investment loss of $9,583, net realized/unrealized gain on investments of $19,324, and resulting in a net increase in Owners’ capital from operations of $9,741.

Please see additional discussion under “Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021 –Frontier Long/Short Commodity Fund.”

Frontier Balanced Fund

The Frontier Balanced Fund—Class 1 NAV gained 3.01% and lost 1.45%, respectively, for the three months ended September 30, 2022 and 2021, net of fees and expenses; the Frontier Balanced Fund —Class 2 NAV gained 3.79% and lost 0.70%, respectively, for the three months ended September 30, 2022 and 2021, net of fees and expenses; the Frontier Balanced Fund—Class 2a NAV gained 3.79% and lost 0.66%, respectively, for the three months ended September 30, 2022 and 2021, net of fees and expenses; the Frontier Balanced Fund—Class 3a NAV gained 3.81% and lost 0.67%, respectively, for the three months ended September 30, 2022 and 2021, net of fees and expenses; the Frontier Balanced Fund—Class 1AP NAV gained 3. 79% and lost 0.70%, respectively, for the three months ended September 30, 2022 and 2021, net of fees and expenses.

For the three months ended September 30, 2022, the Frontier Balanced Fund recorded total expenses of $313,984, net investment loss of $313,984, net realized/unrealized gain on investments of $653,462 and resulting in a net increase in Owners’ capital from operations of $339,478. For the three months ended September 30, 2021, the Frontier Balanced Fund recorded total expenses of $232,235, net investment loss of $232,148, and net realized/unrealized gain on investments of $106,003, resulting in a net decrease in Owners’ capital from operations of $126,145.

Please see additional discussion under “Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021 –Frontier Balanced Fund.”

Frontier Select Fund

The Frontier Select Fund—Class 1 NAV gained 3.18% and gained 1.73%, respectively, for the three months ended September 30, 2022 and 2021, net of fees and expenses; the Frontier Select Fund —Class 2 NAV gained 3.97% and gained 2.49% ,respectively, for the three months ended September 30, 2022 and 2021, net of fees and expenses; the Frontier Select Fund —Class 1AP NAV gained 3.97% and gained 2.49%, respectively, for the three months ended September 30, 2022 and 2021.

For the three months ended September 30, 2022, the Frontier Select Fund recorded total expenses of $30,365, net investment loss of $30,365, and net realized/unrealized gain on investments of $99,223, resulting in a net increase in Owners’ capital from operations of $68,858. For the three months ended September 30, 2021, the Frontier Select Fund recorded total expenses of $24,125, net investment loss of $24,125, and net realized/unrealized gain on investments of $53,589, resulting in a net increase in Owners’ capital from operations of $29,464.

Please see additional discussion under “Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021 –Frontier Select Fund.”

Frontier Global Fund

The Frontier Global Fund—Class 1 NAV gained 13.48% and gained 1.95%, respectively, for the three months ended September 30, 2022 and 2021, net of fees and expenses; the Frontier Global Fund —Class 2 NAV gained 14.34% and gained 2.72%, respectively, for the three months ended September 30, 2022 and 2021.

For the three months ended September 30, 2022, the Frontier Global Fund recorded total expenses of $60,418, net investment loss of $60,418, and net realized/unrealized gain on investments of $481,231, resulting in a net increase in Owners’ capital from operations of $420,813. For the three months ended September 30, 2021, the Frontier Global Fund recorded total expenses of $52,327, net investment loss of $52,327, net realized/unrealized gain on investments of $99,885, and resulting in a net increase in Owners’ capital from operations of $47,558.

Please see additional discussion under “Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021 –Frontier Global Fund.”

Frontier Heritage Fund

The Frontier Heritage Fund—Class 1 NAV gained 10.18% and gained 2.69%, respectively, for the three months ended September 30, 2022 and 2021, net of fees and expenses; the Frontier Heritage Fund—Class 2 NAV gained 11.01% and gained 3.47%, respectively for the three months ended September 30, 2022 and 2021, net of fees and expenses; the Frontier Heritage Fund—Class 1AP NAV gained 11.01% and gained 3.47%, respectively, for the three months ended September 30, 2022 and 2021.

For the three months ended September 30, 2022, the Frontier Heritage Fund recorded total expenses of $61,878, net investment loss of $61,878, and net realized/unrealized gain on investment of $433,653, resulting in a net increase in Owners’ capital from operations of $371,775. For the three months ended September 30, 2021, the Frontier Heritage Fund recorded total expenses of $42,285, net investment loss of $42,285, and net realized/unrealized gain on investments of $111,728, resulting in a net increase in Owners’ capital from operations of $69,443.

Please see additional discussion under “Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021 –Frontier Heritage Fund.”

Nine months ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Frontier Diversified Fund

2022

The Frontier Diversified Fund—Class 1 NAV gained 0% and gained 5.06%, respectively, for the nine months ended September 30, 2022 and 2021, net of fees and expenses; the Frontier Diversified Fund—Class 2 NAV gained 30.24% and gained 2.29%, respectively, for the nine months ended September 30, 2022 and 2021, net of fees and expenses; the Frontier Diversified Fund—Class 3 NAV gained 30.49% and gained 2.48%, respectively, for the nine months ended September 30, 2022 and 2021, net of fees and expenses.

For the nine months ended September 30, 2022, the Frontier Diversified Fund recorded total expenses of $96,938, net investment loss of $92,427, and net realized/unrealized gain on investments of $1,001,589, resulting in a net increase in Owners’ capital from operations of $909,162. For the nine months ended September 30, 2021, the Frontier Diversified Fund recorded total expenses of $102,664, net investment loss of $99,832, and net realized/unrealized gain on investments of $232,563, resulting in a net increase in Owners’ capital from operations of $132,731.

The NAV per Unit, Class 2, increased from $88.98 at December 31, 2021 to $115.89 as of September 30, 2022. The NAV per Unit, Class 3 increased from $83.56 at December 31, 2021 to $109.03 as of September 30, 2022. Total Class 2 subscriptions and redemptions for the period were $0 and $15,125, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $421,566, respectively. Ending capital at September 30, 2022 was $482,452 for Class 2 and $3,023,159 for Class 3. Ending capital at December 31, 2021 was $381,517 for Class 2, and $2,651,623 for Class 3.

The Frontier Diversified Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors.

Frontier Diversified Fund Class 2 Sector Attributions
Q3 2022 and YTD
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2022
YTD

Frontier Diversified Fund Class 3 Sector Attributions
Q3 2022 and YTD
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2022
YTD

Frontier Diversified Fund Class 2 Major Advisors Performance
Q3 2022 and YTD
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Aspect Capital Ltd
Fort LP (GC)
Quantica Capital
QIM
Quest Partners
Welton
Non-Major Advisors
Q3 2022
YTD

Frontier Diversified Fund Class 3 Major Advisors Performance
Q3 2022 and YTD
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Aspect Capital Ltd
Fort LP (GC)
Quantica Capital
QIM
Quest Partners
Welton
Non-Major Advisors
Q3 2022
YTD

Two sectors which traded in the Frontier Diversified Fund were profitable in Q3 2022 and three were profitable YTD. Currencies and Interest Rates were profitable for Q3 2022 while Metals, Energies, Agriculturals and Stock Indices finished negative for the quarter. Currencies, Energies and Interest Rates were profitable YTD while Metals, Agriculturals and Stock Indices finished negative YTD.

In terms of major CTA performance, Aspect, Quest and Welton finished positive for the quarter. Fort, Quantica and QIM were negative for the quarter.

Aspect, Quantica, QIM, Quest and Welton finished positive YTD. Fort was negative YTD.

2021

The Frontier Diversified Fund—Class 1 NAV gained 5.06% and lost 34.25%, respectively, for the nine months ended September 30, 2021 and 2020, net of fees and expenses; the Frontier Diversified Fund—Class 2 NAV gained 2.29% and lost 33.38%, respectively, for the nine months ended September 30, 2021 and 2020, net of fees and expenses; the Frontier Diversified Fund—Class 3 NAV gained 2.48% and lost 33.25%, respectively, for the nine months ended September 30, 2021 and 2020, net of fees and expenses.

For the nine months ended September 30, 2021, the Frontier Diversified Fund recorded total expenses of $102,664, net investment loss of $99,832, and net realized/unrealized gain on investments of $232,563, resulting in a net increase in Owners’ capital from operations of $132,731. For the nine months ended September 30, 2020, the Frontier Diversified Fund recorded total expenses of $228,128, net investment loss of $226,122, and net realized/unrealized loss on investments of $3,020,047, resulting in a net decrease in Owners’ capital from operations of $3,246,169.

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

Aspect, Fort, Quest and Welton finished positive YTD. John Locke and QIM were negative YTD.

Frontier Masters Fund

2022

The Frontier Masters Fund—Class 1 NAV gained 0% and gained 4.59%, respectively, for the nine months ended September 30, 2022 and 2021, net of fees and expenses; the Frontier Masters Fund —Class 2 NAV gained 81.37% and gained 11.19%, respectively, for the nine months ended September 30, 2022 and 2021, net of fees and expenses; the Frontier Masters Fund—Class 3 NAV gained 81.72% and gained 11.39%, respectively, for the nine months ended September 30, 2022 and 2021, net of fees and expenses.

For the nine months ended September 30, 2022, the Frontier Masters Fund recorded total expenses of $41,590, net investment loss of $39,564, and net realized/unrealized gain on investments of $524,731, resulting in a net increase in Owners’ capital from operations of $485,167. For the nine months ended September 30, 2021, the Frontier Masters Fund recorded total expenses of $41,789, net investment loss of $39,360, and net realized/unrealized gain on investments of $135,827, resulting in a net increase in Owners’ capital from operations of $96,467.

The NAV per Unit, Class 2, increased from $70.17 at December 31, 2021 to $127.27 as of September 30, 2022. The NAV per Unit, Class 3, increased from $66.15 at December 31, 2021 to $120.21 as of September 30, 2022. Total Class 2 subscriptions and redemptions for the period were $0 and $49,917, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $154,509, respectively. Ending capital at September 30, 2022 was $271,736 for Class 2, and $716,679 for Class 3. Ending capital at December 31, 2021 was $198,399 for Class 2, and $509,275 for Class 3.

The Frontier Masters Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, Hybrids and Commodities sectors.

Frontier Masters Fund Class 2 Sector Attributions
Q3 2022 and YTD

90.00%
80.00%
70.00%
60.00%
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2022
YTD

Frontier Masters Fund Class 3 Sector Attributions
Q3 2022 and YTD
90.00%
80.00%
70.00%
60.00%
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2022
YTD

Frontier Masters Fund Class 2 Major Advisors Performance Q3 2022 and YTD

45.00%
40.00%
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
Aspect Capital Ltd
Quantica Capital
Welton
Q3 2022
YTD

Frontier Masters Fund Class 3 Major Advisors Performance
Q3 2022 and YTD

45.00%
40.00%
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
Aspect Capital Ltd
Quantica Capital
Welton
Q3 2022
YTD

Two of the six sectors which traded in the Frontier Masters Fund were profitable in Q3 2022 and three of the six were profitable YTD. Currencies and Interest Rates were profitable for Q3 2022 while Metals, Energies, Agriculturals and Stock Indices finished negative for the quarter. Currencies, Energies and Interest Rates were profitable YTD while Metals, Agriculturals and Stock Indices finished negative YTD.

In terms of major CTA performance, Aspect, Quantica and Welton all finished positive for the quarter. Aspect, Quantica and Welton were all positive YTD.

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

For the nine months ended September 30, 2021, the Frontier Masters Fund recorded total expenses of $41,789, net investment loss of $39,360, and net realized/unrealized gain on investments of $135,827, resulting in a net increase in Owners’ capital from operations of $96,467. For the nine months ended September 30, 2020, the Frontier Masters Fund recorded total expenses of $86,666, net investment loss of $84,337, and net realized/unrealized loss on investments of $419,560, resulting in a net decrease in Owners’ capital from operations of $503,897.

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

Frontier Long/Short Commodity Fund

2022

The Frontier Long/Short Commodity Fund—Class 2 NAV gained 48.22% and gained 15.24%, respectively, for the nine months ended September 30, 2022 and 2021, net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 3 NAV gained 48.22% and gained 15.23%, respectively, for the nine months ended September 30, 2022 and 2021, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 2a NAV gained 48.49% and gained 16.39%, respectively, for the nine months ended September 30, 2022 and 2021, net of fees and expenses; the Frontier Long/Short Commodity Fund Class 3a NAV gained 48.77% and gained 16.57%, respectively, for the nine months ended September 30, 2022 and 2021, net of fees and expenses.

For the nine months ended September 30, 2022, the Frontier Long/Short Commodity Fund recorded total expenses of $31,177, net investment loss of $28,799, and net realized/unrealized gain on investments of $594,126, resulting in a net increase in Owners’ capital from operations of $565,327. For the nine months ended September 30, 2021, the Frontier Long/Short Commodity Fund recorded total expenses of $29,325, net investment loss of $26,394, and net realized/unrealized gain on investments of $227,429, resulting in a net increase in Owners’ capital from operations of $201,035.

The NAV per Unit, Class 2, increased from $89.97 as of December 31, 2021 to $133.35 at September 30, 2022. The NAV per Unit, Class 3, increased from $94.38 as of December 31, 2021 to $139.89 at September 30, 2022.The NAV per Unit, Class 2a, increased from $58.75 as of December 31, 2021 to $87.24 at September 30, 2022. The NAV per Unit, Class 3a, increased from $62.16 as of December 31, 2021 to $92.47 at September 30, 2022. Total Class 2 subscriptions and redemptions for the nine months were $0 and $1,750, respectively. Total Class 3 subscriptions and redemptions for the nine months were $0 and $120,894, respectively. Total Class 2a subscriptions and redemptions for the nine months were $0 and $0, respectively. Total Class 3a subscriptions and redemptions for the nine months were $0 and $5,836, respectively. Ending capital at September 30, 2022, is $35,175 for Class 2, $1,213,860 for Class 3, $124,527 for Class 2a and $303,609 for Class 3a.  Ending capital at December 31, 2021 is $25,166 for Class 2, $923,058 for Class 3, $83,858 for Class 2a, and $208,242 for Class 3a.

The Frontier Long/Short Commodity Fund may have both long and short exposure to the Base Metals, Energies, Grains, Meats, Precious Metals, Financials and Softs sectors, although the majority of the exposure will typically be in the Energies, Metals and Softs sectors.

Frontier Long/Short Commodity Fund Class 2 Sector Attributions
Q3 2022 and YTD
60.00%
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q3 2022
YTD

Frontier Long/Short Commodity Fund Class 2A Sector Attributions
Q3 2022 and YTD
60.00%
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q3 2022
YTD

Frontier Long/Short Commodity Fund Class 3 Sector Attributions
Q3 2022 and YTD
60.00%
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q3 2022
YTD

Frontier Long/Short Commodity Fund Class 3A Sector Attributions
Q3 2022 and YTD

60.00%
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q3 2022
YTD

Frontier Long/Short Commodity Fund Class 2
Major Advisors Performance
Q3 2022 and YTD
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
Rosetta
Volt
Welton
Non-Major Advisors
Q3 2022
YTD

Frontier Long/Short Commodity Fund Class 2A
Major Advisors Performance
Q3 2022 and YTD
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
Rosetta
Volt
Welton
Non-Major Advisors
Q3 2022
YTD

Frontier Long/Short Commodity Fund Class 3
Major Advisors Performance
Q3 2022 and YTD
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
Rosetta
Volt
Welton
Non-Major Advisors
Q3 2022
YTD

Frontier Long/Short Commodity Fund Class 3A
Major Advisors Performance
Q3 2022 and YTD
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
Rosetta
Volt
Welton
Non-Major Advisors
Q3 2022
YTD

Six of the seven sectors traded in the Frontier Long/Short Commodity Fund were profitable in Q3 2022 and all of the seven were profitable YTD. Base Metals, Grains, Softs, Meats, Precious Metals and Financials finished positive for the quarter while Energies finished negative for the quarter. Energies, Base Metals, Grains, Softs, Meats, Precious Metals and Financials finished positive YTD.

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

For the nine months ended September 30, 2021, the Frontier Long/Short Commodity Fund recorded total expenses of $29,325, net investment loss of $26,394, and net realized/unrealized gain on investments of $227,429, resulting in a net increase in Owners’ capital from operations of $201,035. For the nine months ended September 30, 2020, the Frontier Long/Short Commodity Fund recorded total expenses of $25,694, net investment loss of $23,669, and net realized/unrealized gain on investments of $22,699, resulting in a net decrease in Owners’ capital from operations of $970.

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

Frontier Balanced Fund

2022

The Frontier Balanced Fund—Class 1 NAV gained 47.30% and gained 5.87%, respectively, for the nine months ended September 30, 2022 and 2021, net of fees and expenses; the Frontier Balanced Fund —Class 2 NAV gained 50.65% and gained 8.28%, respectively, for the nine months ended September 30, 2022 and 2021, net of fees and expenses; the Frontier Balanced Fund —Class 2a NAV gained 50.58% and gained 8.35%, respectively, for the nine months ended September 30, 2022 and 2021, net of fees and expenses; the Frontier Balanced Fund —Class 3a NAV gained 50.76% and gained 8.35%, respectively, for the nine months ended September 30, 2022 and 2021, net of fees and expenses; the Frontier Balanced Fund —Class 1AP NAV gained 50.64% and gained 8.27%, for the nine months ended September 30, 2022 and 2021, net of fees and expenses.

For the nine months ended September 30, 2022, the Frontier Balanced Fund recorded total expenses of $791,198, net investment loss of $791,198, and net realized/unrealized gain on investments of $5,150,751, resulting in a net increase in Owners’ capital from operations of $4,359,553. For the nine months ended September 30, 2021, the Frontier Balanced Fund recorded total expenses of $651,038, net investment loss of $650,793, and net realized/unrealized gain on investments of $1,385,814, resulting in a net increase in Owners’ capital from operations of $735,021.

The NAV per Unit, Class 1, increased from $82.82 as of December 31, 2021 to $122.00 at September 30, 2022. The NAV per Unit, Class 1AP, increased from $103.38 as of December 31, 2021 to $155.73 at September 30, 2022. The NAV per Unit, Class 2, increased from $139.40 as of December 31, 2021 to $210.01 at September 30, 2022. For Class 2a, the NAV per Unit increased from $120.98 as of December 31, 2021 to $182.17 at September 30, 2022. For Class 3a, the NAV per Unit increased from $120.57 as of December 31, 2021 to $181.77 at September 30, 2022. Total Class 1 subscriptions and redemptions for the nine months were $0 and $1,877,873, respectively. Total Class 1AP subscriptions and redemptions for the nine months were $0 and $7,580, respectively. Total Class 2 subscriptions and redemptions for the nine months were $0 and $93,476, respectively. Total Class 2a subscriptions and redemptions for the nine months were $0 and $19,750, respectively. Total Class 3a subscriptions and redemptions for the nine months were $0 and $0, respectively. Ending capital at September 30, 2022, was $8,939,937 for Class 1, $91,406 for Class 1 AP, $2,201,515 for Class 2, $61,520 for Class 2a and $575,529 for Class 3a. Ending capital at December 31, 2021, was $7,471,841 for Class 1, $66,027 for Class 1 AP, $1,533,078 for Class 2, $56,328 for Class 2a and $381,759 for Class 3a.

The Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Frontier Balanced Fund Class 1 Sector Attributions
Q3 2022 and YTD
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2022
YTD

Frontier Balanced Fund Class 1AP Sector Attributions
Q3 2022 and YTD
60.00%
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2022
YTD

Frontier Balanced Fund Class 2 Sector Attributions
Q3 2022 and YTD
60.00%
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2022
YTD

Frontier Balanced Fund Class 2A Sector Attributions
Q3 2022 and YTD
60.00%
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2022
YTD

Frontier Balanced Fund Class 3A Sector Attributions
Q3 2022 and YTD
60.00%
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2022
YTD

Frontier Balanced Fund Class 1 Major Advisors Performance
Q3 2022 and YTD
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Aspect Capital Ltd
Fort LP (GC)
Quantica Capital
QIM
Welton
Wimmer Horizon
Non-Major Advisors
Q3 2022
YTD

Frontier Balanced Fund Class 1AP Major Advisors Performance
Q3 2022 and YTD
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Aspect Capital Ltd
Fort LP (GC)
Quantica Capital
QIM
Welton
Wimmer Horizon
Non-Major Advisors
Q3 2022
YTD

Frontier Balanced Fund Class 2 Major Advisors Performance
Q3 2022 and YTD
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Aspect Capital Ltd
Fort LP (GC)
Quantica Capital
QIM
Welton
Wimmer Horizon
Non-Major Advisors
Q3 2022
YTD

Frontier Balanced Fund Class 2A Major Advisors Performance
Q3 2022 and YTD
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Aspect Capital Ltd
Fort LP (GC)
Quantica Capital
QIM
Welton
Wimmer Horizon
Non-Major Advisors
Q3 2022
YTD

Frontier Balanced Fund Class 3A Major Advisors Performance
Q3 2022 and YTD
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Aspect Capital Ltd
Fort LP (GC)
Quantica Capital
QIM
Welton
Wimmer Horizon
Non-Major Advisors
Q3 2022
YTD

Three sectors which traded in the Frontier Balanced Fund were profitable in Q3 2022 and three were profitable YTD. Currencies, Interest Rates and Stock Indices were profitable for Q3 2022 while Metals, Energies and Agriculturals finished negative for the quarter. Currencies, Energies and Interest Rates were profitable YTD while Metals, Agriculturals and Stock Indices finished negative YTD.

In terms of major CTA performance, Aspect, Quantica, Welton and Wimmer Horizon finished positive for the quarter. Fort and QIM were negative for the quarter.

Aspect, Quantica, Welton and Wimmer Horizon were positive YTD while Fort and QIM were negative YTD.

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

For the nine months ended September 30, 2021, the Frontier Balanced Fund recorded total expenses of $651,038, net investment loss of $650,793, and net realized/unrealized gain on investments of $1,385,814, resulting in a net increase in Owners’ capital from operations of $735,021. For the nine months ended September 30, 2020, the Frontier Balanced Fund recorded total expenses of $769,168, net investment loss of $762,807, and net realized/unrealized loss on investments of $7,365,607, resulting in a net decrease in Owners’ capital from operations of $8,128,414.

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

Aspect, Fort, Welton and Wimmer Horizon were positive YTD while John Locke and QIM were negative YTD.

Frontier Select Fund

2022

The Frontier Select Fund—Class 1 NAV gained 66.05% and gained 14.97%, respectively, for the nine months ended September 30, 2022 and 2021, net of fees and expenses; the Frontier Select Fund —Class 2 NAV gained 69.81% and gained 17.59%, respectively, for the nine months ended September 30, 2022 and 2021, net of fees and expenses; the Frontier Select Fund—Class 1AP NAV gained 69.79% and gained 17.58%, respectively, for the nine months ended September 30, 2022 and 2021, net of fees and expenses.

For the nine months ended September 30, 2022, the Frontier Select Fund recorded total expenses of $84,301, net investment loss of $84,301, and net realized/unrealized gain on investments of $998,607, resulting in a net increase in Owners’ capital from operations of $914,306. For the nine months ended September 30, 2021, the Frontier Select Fund recorded total expenses of $70,732, net investment loss of $70,732, and net realized/unrealized gain on investments of $304,970, resulting in a net increase in Owners’ capital from operations of $234,238.

The NAV per Unit, Class 1, increased from $63.39 as of December 31, 2021 to $105.26 at September 30, 2022. The NAV per Unit, Class 1AP, increased from $79.21 as of December 31, 2021 to $134.49 at September 30, 2022. The NAV per Unit, Class 2, increased from $105.10 as of December 31, 2021 to $178.47 at September 30, 2022. Total Class 1 subscriptions and redemptions for the nine months ended September 30, 2022, were $0 and $78,240, respectively. Total Class 1AP subscriptions and redemptions for the nine months ended September 30, 2022, were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the nine months ended September 30, 2022, were $0 and $6,850, respectively. Ending capital, at September 30, 2022, was $2,117,017 for Class 1, $17,419 for Class 1AP, and $110,650 for Class 2. Ending capital at December 31, 2021 was $1,334,518 for Class 1, $10,259 for Class 1AP, and $71,093 for Class 2.

The Frontier Select Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Frontier Select Fund Class 1 Sector Attributions
Q3 2022 and YTD
70.00%
60.00%
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2022
YTD

Frontier Select Fund Class 1AP Sector Attributions
Q3 2022 and YTD
80.00%
70.00%
60.00%
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2022
YTD

Frontier Select Fund Class 2 Sector Attributions
Q3 2022 and YTD
80.00%
70.00%
60.00%
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2022
YTD

Frontier Select Fund Class 1 Major Advisor Performance
Q3 2022 and YTD
50.00%
45.00%
40.00%
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
Quantica Capital
Welton
Q3 2022
YTD

Frontier Select Fund Class 1AP Major Advisor Performance
Q3 2022 and YTD
60.00%
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
Quantica Capital
Welton
Q3 2022
YTD

Frontier Select Fund Class 2 Major Advisor Performance
Q3 2022 and YTD
60.00%
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
Quantica Capital
Welton
Q3 2022
YTD

Three sectors which traded in the Frontier Select Fund were profitable in Q3 2022 and four were profitable YTD. Currencies, Interest Rates and Stock Indices were profitable for Q3 2022 while Metals, Energies and Agriculturals finished negative for the quarter. Metals, Currencies, Energies and Interest Rates were profitable YTD while Agriculturals and Stock Indices finished negative YTD.

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

For the nine months ended September 30, 2021, the Frontier Select Fund recorded total expenses of $70,732, net investment loss of $70,732, and net realized/unrealized gain on investments of $304,970, resulting in a net increase in Owners’ capital from operations of $234,238. For the nine months ended September 30, 2020, the Frontier Select Fund recorded total expenses of $93,908, net investment loss of $93,908, and net realized/unrealized loss on investments of $350,073, resulting in a net decrease in Owners’ capital from operations of $443,981.

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

Frontier Global Fund

2022

The Frontier Global Fund—Class 1 NAV gained 107.46% and gained 7.81%, respectively, for the nine months ended September 30, 2022 and 2021, net of fees and expenses; the Frontier Global Fund—Class 2 NAV gained 112.18% and gained 10.26%, respectively, for the nine months ended September 30, 2022 and 2021, net of fees and expenses.

For the nine months ended September 30, 2022, the Frontier Global Fund recorded total expenses of $168,461, net investment loss of $168,461, and net realized/unrealized gain on investments of $2,222,433, resulting in a net increase in Owners’ capital from operations of $2,053,972. For the nine months ended September 30, 2021, the Frontier Global Fund recorded total expenses of $165,067, net investment loss of $165,067, and net realized/unrealized gain on investments of $380,812, resulting in a net increase in Owners’ capital from operations of $215,145.

The NAV per Unit, Class 1, increased from $109.45 at December 31, 2021 to $227.06 as of September 30, 2022. The NAV per Unit, Class 2, increased from $170.40 at December 31, 2021 to $361.55 as of September 30, 2022. Total Class 1 subscriptions and redemptions for the nine months ended were $0 and $475,947, respectively. Total Class 2 subscriptions and redemptions for the nine months ended were $0 and $152,448, respectively. Ending capital at September 30, 2022 was $3,366,770 for Class 1 and $170,148 for Class 2. Ending capital at December 31, 2021 was $1,926,328 for Class 1 and $185,013 for Class 2.

Frontier Global Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors .

Frontier Global Fund Class 1 Sector Attributions
Q3 2022 and YTD
120.00%
100.00%
80.00%
60.00%
40.00%
20.00%
0.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2022
YTD

Frontier Global Fund Class 2 Sector Attributions
Q3 2022 and YTD
120.00%
100.00%
80.00%
60.00%
40.00%
20.00%
0.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2022
YTD

Three sectors which traded in the Frontier Global Fund were profitable in Q3 2022 and three were profitable YTD. Currencies, Interest Rates and Stock Indices were profitable for Q3 2022 while Metals, Energies and Agriculturals finished negative for the quarter. Currencies, Energies and Interest Rates were profitable YTD while Metals, Agriculturals and Stock Indices finished negative YTD.

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

For the nine months ended September 30, 2021, the Frontier Global Fund recorded total expenses of $165,067, net investment loss of $165,067, and net realized/unrealized gain on investments of $380,812, resulting in a net increase in Owners’ capital from operations of $215,145. For the nine months ended September 30, 2020, the Frontier Global Fund recorded total expenses of $231,358, net investment loss of $231,358, and net realized/unrealized loss on investments of $524,909, resulting in a net decrease in Owners’ capital from operations of $756,267.

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

Frontier Heritage Fund

2022

The Frontier Heritage Fund—Class 1 NAV gained 92.56% and gained 16.75%, respectively, for the nine months ended September 30, 2022 and 2021 net of fees and expenses; the Frontier Heritage Fund—Class 2 NAV gained 96.94% and gained 19.40%, respectively, for the nine months ended September 30, 2022 and 2021, net of fees and expenses; the Frontier Heritage Fund—Class 1AP NAV gained 96.96% and gained 19.40%, respectively, for the nine months ended September 30, 2022 and 2021.

For the nine months ended September 30, 2022, the Frontier Heritage Fund recorded total expenses of $169,591, net investment loss of $169,591, and net realized/unrealized gain on investments of $2,216,734, resulting in a net increase in Owners’ capital from operations of $2,047,143. For the nine months ended September 30, 2021, the Frontier Heritage Fund recorded total expenses of $125,859, net investment loss of $125,859, and net realized/unrealized gain on investments of $516,625, resulting in a net increase in Owners’ capital from operations of $390,766.

The NAV per Unit, Class 1, increased from $103.43 as of December 31, 2021 to $199.16 at September 30, 2022. The NAV per Unit, Class 1AP, increased from $129.19 as of December 31, 2021 to $254.45 at September 30, 2022. The NAV per Unit, Class 2, increased from $172.91 as of December 31, 2021 to $340.53 at September 30, 2022. Total Class 1 subscriptions and redemptions for the nine months were $0 and $287,123, respectively. Total Class 1AP subscriptions and redemptions for the nine months were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the nine months were $0 and $62,276, respectively. Ending capital, at September 30, 2022, was $3,691,574 for Class 1, $16,232 for Class 1AP and $312,246 for Class 2. Ending capital at December 31, 2021 was $2,119,250 for Class 1, $8,242 for Class 1AP, and $194,816 for Class 2.

The Frontier Heritage Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Frontier Heritage Fund Class 1 Sector Attributions
Q3 2022 and YTD
100.00%
80.00%
60.00%
40.00%
20.00%
0.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2022
YTD

Frontier Heritage Fund Class 1AP Sector Attributions
Q3 2022 and YTD
120.00%
100.00%
80.00%
60.00%
40.00%
20.00%
0.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2022
YTD

Frontier Heritage Fund Class 2 Sector Attributions
Q3 2022 and YTD
120.00%
100.00%
80.00%
60.00%
40.00%
20.00%
0.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2022
YTD

Frontier Heritage Fund Class 1 Major Advisors Performance
Q3 2022 and YTD
80.00%
70.00%
60.00%
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
Aspect Capital Ltd
Welton
Q3 2022
YTD

Frontier Heritage Fund Class 1AP Major Advisors Performance
Q3 2022 and YTD
80.00%
70.00%
60.00%
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
Aspect Capital Ltd
Welton
Q3 2022
YTD

Frontier Heritage Fund Class 2 Major Advisors Performance Q3 2022 and YTD

80.00%
70.00%
60.00%
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
Aspect Capital Ltd
Welton
Q3 2022
YTD

Three sectors which traded in the Frontier Heritage Fund were profitable in Q3 2022 and four were profitable YTD. Currencies, Interest Rates and Stock Indices were profitable for Q3 2022 while Metals, Energies and Agriculturals finished negative for the quarter. Metals, Currencies, Energies and Interest Rates were profitable YTD while Agriculturals and Stock Indices finished negative YTD.

In terms of major CTA performance, Aspect and Welton were positive for the quarter. No CTA’s were negative for the quarter. Aspect and Welton were positive YTD while no CTA’s were negative YTD.

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

For the nine months ended September 30, 2021, the Frontier Heritage Fund recorded total expenses of $125,859, net investment loss of $125,859, and net realized/unrealized gain on investments of $516,625, resulting in a net increase in Owners’ capital from operations of $390,766. For the nine months ended September 30, 2020, the Frontier Heritage Fund recorded total expenses of $134,838, net investment loss of $134,838, and net realized/unrealized loss on investments of $37,942, resulting in a net decrease in Owners’ capital from operations of $268,694, after non-controlling interests of $95,914.

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

Value at Risk by Market Sectors

The following tables present the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of September 30, 2022 and December 31, 2021. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

DOMESTIC EXPOSURE

Frontier Balanced Fund:

	September 30, 2022		December 31, 2021
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$-	0.00%	$7,906	0.08%
Currencies	618,988	5.21%	817,788	8.60%
Stock Indices	-	0.00%	269	0.00%
Metals	4,615	0.04%	107,346	1.13%
Agriculturals/Softs	-	0.00%	313,239	3.29%
Energy	-	0.00%	10,826	0.11%
Total:	$623,603	5.25%	$1,257,374	13.21%

Value at Risk: Foreign Markets

The following tables present the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of September 30, 2022 and December 31, 2021. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

FOREIGN EXPOSURE

Frontier Balanced Fund

	September 30, 2022		December 31, 2021
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$-	0.00%	$1,514,134	15.92%
Currencies	-	0.00%	22,104	0.23%
Stock Indices	-	0.00%	20,897	0.22%
Agriculturals/Softs	-	0.00%	107,740	1.13%
Energy	-	0.00%	-	0.00%
Total:	$-	0.00%	$1,664,875	17.50%

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of September 30, 2022, by market sector.

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

Management assessed the effectiveness of the internal control over financial reporting for the Trust and each Series as of September 30, 2022, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 report entitled Internal Control-Integrated Framework.

Based on that assessment, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that the Trust maintained effective internal control over financial reporting as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting for the quarter ended September 30, 2022.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding the sale of unregistered Units by the Trust for the three months ended September 30, 2022. The number of Units listed below for each transaction is the aggregate number of Units in the particular Series of the Trust purchased in such transaction. The consideration listed below for each transaction is, except as otherwise noted, the aggregate amount of cash paid for the Units purchased. For each transaction reported below, the price per Unit was NAV per Unit at the time of the transaction and the Managing Owner of the Trust was the purchaser of the Units. No underwriting discount or sales commission was paid or received with respect to any of the transactions reported below. The Trust claims an exemption from registration of each of the transactions listed below under Section 4(a)(2) of the Securities Act of 1933, as amended, as a sale by an issuer not involving a public offering.

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

Frontier Funds
(Registrant)

Date: November 14, 2022	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: November 14, 2022	By:	/s/ Patrick F. HART III
Patrick F. Hart III
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Balanced Fund,
a Series of Frontier Funds
(Registrant)

Date: November 14, 2022	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: November 14, 2022	By:	/s/ Patrick F. HART III
Patrick F. Hart III
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Heritage Fund,
a Series of Frontier Funds
(Registrant)

Date: November 14, 2022	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: November 14, 2022	By:	/s/ Patrick F. HART III
Patrick F. Hart III
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Global Fund
a Series of Frontier Funds
(Registrant)

Date: November 14, 2022	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: November 14, 2022	By:	/s/ Patrick F. HART III
Patrick F. Hart III
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Select Fund,
a Series of Frontier Funds (Registrant)

Date: November 14, 2022	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: November 14, 2022	By:	/s/ Patrick F. HART III
Patrick F. Hart III
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Long/Short Commodity Fund, a Series of Frontier Funds (Registrant)

Date: November 14, 2022	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: November 14, 2022	By:	/s/ Patrick F. HART III
Patrick F. Hart III
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Diversified Fund,
a Series of Frontier Funds
(Registrant)

Date: November 14, 2022	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: November 14, 2022	By:	/s/ Patrick F. HART III
Patrick F. Hart III
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Masters Fund,
a Series of Frontier Funds
(Registrant)

Date: November 14, 2022	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: November 14, 2022	By:	/s/ Patrick F. HART III
Patrick F. Hart III
President and Chief Executive Officer of Frontier Fund
Management LLC, the Managing Owner of Frontier Funds