Form 10-K
period 2022-12-31
Frontier Funds; Frontier Heritage Fund; Frontier Masters Fund; Frontier Select Fund; Frontier Long/Short Commodity Fund; Frontier Diversified Fund; Frontier Balanced Fund; Frontier Global Fund
filed 2023-04-06
CIK 1261379, 1389123, 1450722, 1389125, 1389128, 1450720, 1389122, 1389124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The Frontier Funds’ units of beneficial interest are not traded on any market and, accordingly, do not have an aggregate market value. Units outstanding as of December 31, 2022 were: 31,309 for the Frontier Diversified Fund, 7,670 for the Frontier Masters Fund, 13,407 for the Frontier Long/Short Commodity Fund, 85,297 for the Frontier Balanced Fund, 20,625 for the Frontier Select Fund, 14,982 for the Frontier Global Fund and 19,345 for the Frontier Heritage Fund.

Documents Incorporated by Reference

Portions of the Prospectus filed by the registrant on February 11, 2019 pursuant to rule 424(b)(3) of the Securities Act (File No. 333-210313) are incorporated by reference into Part I and Part II of this report.

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF DECEMBER 31, 2022, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

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

Structural Risks

●	The Trust, the Trading Companies and the Galaxy Plus entities are not registered investment companies.

●	Certain restrictions on redemption and transfer of the Units apply, redemptions may be temporarily suspended, and a substantial number of redemption requests in a short period may result in losses.

●	Unitholders have limited rights, including not being able to review any Series’ holdings on a daily basis, cannot prevent the Trust from taking actions which could cause losses, and will not be aware of changes to trading programs or investments into, or divestments from, any Galaxy Plus entities.

●	The Managing Owner may allocate nominal assets in respect of a Series in excess of its Net Asset Value, and it may adjust the leverage employed by a Trading Advisor in its sole discretion.

●	Each Series may be charged substantial fees and expenses regardless of profitability, including indirect fees and expenses associated with derivative instruments.

●	The failure by one or more of a Series’ counterparties could result in a substantial loss of such Series’ assets.

●	There are certain risks associated with investments in series LLCs (such as certain of the Trading Companies and the Galaxy Plus entities), and certain conflicts of interest exist in the structure and operation of the Trust.

●	The Managing Owner is leanly staffed and relies heavily on its key personnel to manage the Trust’s trading activities, and the loss of such personnel could adversely affect the Trust. Unitholders do not have privity of contract with service providers to the Trust or any Series, including the Trading Advisors.

Risks Relating to Trading and the Markets

●	The Trading Advisors may trade in futures, options, and swaps, each of which carry distinct risks.

●	The trading on behalf of each Series will be margined, which means that sharp declines in prices could lead to large losses.

●	Trading on unregulated or foreign exchanges involves risks that trading on regulated or U.S. exchanges does not, such as lack of investor protection regulation, possible government intervention, relatively new markets and exchange-rate exposure.

●	The Trading Advisors’ positions may be concentrated from time to time, which may render each Series susceptible to larger losses than if the positions were more diversified.

●	Turnover in each Series’ portfolio may be high which could result in higher brokerage commissions and transaction fees and expenses.

●	There are certain risks associated with the Trust’s investment in U.S. government debt securities, including market risk, interest rate risk and credit risk.

●	Investments in reference programs through a swap or other derivative instrument may not always replicate exactly the performance of the relevant CTA trading program(s).

Risks Relating to the Trading Advisors

●	There are disadvantages to making trading decisions based on technical analysis and fundamental analysis.

●	Increased competition from other systematic traders could reduce the Trading Advisors’ profitability.

●	The incentive fees could be an incentive to the Trading Advisors to make riskier investments.

●	The risk management approaches of one or all of the Trading Advisors may not be fully effective, and a Series may incur losses.

●	Increases in assets under management of any of the Trading Advisors could lead to diminished returns.

●	Each Series relies on its Trading Advisor(s) for success, and if a Trading Advisor’s trading is unsuccessful, the Series may incur losses.

●	The Managing Owner’s allocation of the Trust’s assets among Trading Advisors may result in less than optimal performance by the Trust.

●	Each Trading Advisor advises other clients and may achieve more favorable results for its other accounts.

●	The Managing Owner places significant reliance on the Trading Advisors and their key personnel; the loss of such personnel could adversely affect a Series.

●	The success of each Series depends on the ability of the personnel of its Trading Advisor(s) to accurately implement their trading systems, and any failure to do so could subject a Series to losses.

●	Stop-loss orders may not prevent large losses.

Risks Relating to the Galaxy Plus Platform

●	The success of each Series depends on the performance of the Galaxy Plus entities in which each Series invests.

●	The Galaxy Plus Platform is recently established and has a limited operating history and the Galaxy Plus entities have limited or no operating history or track record.

●	A Series may incur losses related to other investors’ large redemptions from, or investments into, a Galaxy Plus entity.

●	The Galaxy Plus Platform operates independently from each Series, the Trust and the Managing Owner, and the Managing Owner will have no control over, or involvement in, the operation and administration of the commodity pools.

●	The Galaxy Plus Platform and New Hyde Park Alts, LLC (“New Hyde Park”) may limit the ability of a Series to invest in, or divest from, a Galaxy Plus entity. New Hyde Park is the Galaxy Plus Platform sponsor and operator.

●	Cessation of, or changes to, the operation of the Galaxy Plus Platform could adversely impact the performance of a Series.

●	Investment in Galaxy Plus entities presents operational, administrative risk to each Series.

●	The use of multiple Trading Advisors may result in offsetting or opposing trading positions and may also require one Trading Advisor to fund the margin requirements of another Trading Advisor.

●	The Trading Advisors’ trading programs bear some similarities and, therefore, may lessen the benefits to the Series which have multiple Trading Advisors.

Operating Risks

●	The Managing Owner may allocate notional assets in respect of a Series that are in excess of the net asset value of such Series.

●	Differing levels of fees received may create an incentive for the Managing Owner to favor certain Series over others.

●	The Managing Owner may terminate, replace and/or add Trading Advisors in its sole discretion which may disrupt trading, adversely affecting the net asset value of a Series.

Taxation and Benefits Risks

●	You may have tax liability attributable to your investment in a series even if you have received no distributions and redeemed no units, and even if the series generated an economic loss, you may be subject to tax on gains that the Trust never realizes, and you will likely recognize short-term capital gain.

●	Partnership treatment is not assured, and if the Trust or any Series is not treated as a Partnership, you could suffer adverse tax consequences.

●	The IRS could challenge allocations of recognized gains to Unitholders who redeem.

●	The IRS could take the position that deductions for certain Trust expenses are subject to various limitations.

●	The investment of Benefit Plan Investors may be limited and/or subject to mandatory redemption in certain circumstances.

●	Foreign investors may face exchange rate risk and local tax consequences.

Regulatory Risks

●	Regulation of the commodity interest markets is extensive and constantly changing; future regulatory developments are impossible to predict, but may significantly and adversely affect the Trust.

●	The Series, the Trading Companies or Galaxy Plus entities are subject to speculative position limits.

●	CFTC registrations could be terminated which could adversely affect the Trust or a Series.

Part I

Item 1.	BUSINESS.

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

The Trust has been organized to pool investor funds to trading in the United States (“U.S.”) and international markets for currencies, interest rates, stock indices, agricultural and energy products, precious and base metals and other commodities. The Trust may also engage in futures contracts, forwards, option contracts and derivative instruments, including swap contracts.

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

As of December 31, 2022, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into two separate Classes—Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund and Frontier Heritage Fund separates Units into a maximum of three separate Classes—Class 1, Class 2 and Class 1AP. The Trust with respect to the Frontier Global Fund separates Units into a maximum of two separate Classes—Class 1 and Class 2. The Trust, with respect to the Frontier Balanced Fund separates Units into a maximum of five separate Classes—Class 1, Class 1AP, Class 2, Class 2a and Class 3a. The Trust, with respect to the Frontier Long/Short Commodity Fund separates Units into a maximum of four separate Classes—Class 2a, Class 2, Class 3a and Class 3. For those Series that invest in Galaxy Plus entities, approximately 75-95% of those Series assets are used to support the margin requirements of the Master Funds. The remaining assets of the Series are split between investments in Trading Companies and a pooled cash management account that invests primarily in U.S. Treasury securities. For those Series that do not invest in Galaxy Plus entities, their assets are split between investments in Trading Companies and investments in the pooled cash management account.

As of December 31, 2022, Frontier Global Fund has invested a portion of its assets in a single Trading Company, and a single Trading Advisor manages 100% of the assets invested in such Trading Company. Each of the remaining Series has invested a portion of its assets in several different Trading Companies or Galaxy Plus entities and one or more Trading Advisors may manage the assets invested in such Trading Companies or Galaxy Plus entities.

Trading Advisors are responsible for the trading decisions of the respective Trading Companies or Galaxy Plus entities for which they trade. It is expected that between 75% and 95% of each Series’ assets normally will be invested in one or more Trading Companies or Galaxy Plus entities to be committed as margin for trading positions but from time to time these percentages may be substantially more or less. The remainder of each Series’ assets is maintained at the Trust level for cash management. Each of the respective Series has invested monies into pooled cash management assets which have included purchases of U.S. Treasury securities. Each Series’ ownership in these investments is based on its percentage ownership in the pooled cash management assets on the reporting date.

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

The Managing Owner’s main business office is located at 25568 Genesee Trail Road, Golden, Colorado 80401, telephone (303) 454-5500. A description of the Managing Owner’s responsibilities to the Trust is contained in a Prospectus filed February 11, 2019, with the SEC pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended (File No. 333-210313), which is referred to herein as the “Prospectus,” under the section captioned “The Managing Owner,” and such description is incorporated herein by reference from the Prospectus.

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

As of December 31, 2022, the trading system of each of the major Trading Advisors and the means by which the Series access those Trading Advisors were as follows:

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

Wimmer Horizon LLP, accessed through Frontier Trading Company I, was rebranded as Horizon3 Investment Management LLP effective January 20, 2023. The trading strategy remains the same.

As of December 31, 2022, the allocation of the assets of each applicable Series of the Trust among the Trading Advisors was as follows:

Allocation as of December 31, 2022 (expressed as a percentage of aggregate notional exposure to commodity trading programs)

Advisor	Frontier Diversified Fund	Frontier Long/Short Commodity Fund	Frontier Masters Fund	Frontier Balanced Fund	Frontier Select Fund	Frontier Global Fund	Frontier Heritage Fund
Aspect Capital Limited	32%	-	51%	22%	-	100%	86%
Fort, L.P.	6%	-	-	2%	-	-	-
Quantica Capital AG	9%	-	29%	15%	50%	-	-
Quantitative Investment Management, LLC	21%	-	-	23%	-	-	-
Quest Partners LLC	21%	-	-	15%	-	-	-
Rosetta Capital Management, LLC	-	52%	-	-	-	-	-
Volt Diversified Alpha Fund	-	24%	-	-	-	-	-
Welton Investment Partners LLC	11%	24%	20%	12%	50%	-	14%
Wimmer Horizon	-	-	-	11%	-	-	-

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

Certain of the trading companies and Galaxy Plus entities may be organized as series limited liability companies. This means that, under the Delaware Limited Liability Company Act, the assets of one series are not available to pay the liabilities of another series or the trading company as a whole. This statute has not been tested in a court of law in the United States. In the event series limited liability is not enforceable, a segregated series could be obligated to pay the liabilities of another series or the trading company. In addition, each of the Trust’s Series is subject to, and invests a portion of its assets in Galaxy Plus entities that are subject to, risks related to the operation and administration of the Galaxy Plus Managed Account Platform (“Galaxy Plus Platform”) by officers and employees of New Hyde Park.

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

Unlike the Trading Companies managed by the Managing Owner, the on-going business operations of the Galaxy Plus Platform are administered by New Hyde Park. If New Hyde Park ceases operating, or effects administrative or other changes to, the Galaxy Plus Platform, a Series may no longer be able to access one or more Trading Advisors available through commodity pools on the Galaxy Plus Platform. The inability to gain exposure to Trading Advisors through the Galaxy Plus Platform may materially affect the performance of a Series.

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

The following table shows the number of Limited Owners and the number of Units outstanding in each Class of each Series as of December 31, 2022:

	Number of Limited Owners	Number of Units Outstanding
Frontier Diversified Fund (Class 2)	17	4163
Frontier Diversified Fund (Class 3)	103	27146
Frontier Long/Short Commodity Fund (Class 2)	6	262
Frontier Long/Short Commodity Fund (Class 2a)	8	1251
Frontier Long/Short Commodity Fund (Class 3)	64	8677
Frontier Long/Short Commodity Fund (Class 3a)	36	3217
Frontier Masters Fund (Class 2)	12	1925
Frontier Masters Fund (Class 3)	39	5745
Frontier Balanced Fund (Class 1)	434	71936
Frontier Balanced Fund (Class 1AP)	3	587
Frontier Balanced Fund (Class 2)	45	9318
Frontier Balanced Fund (Class 2a)	0	290
Frontier Balanced Fund (Class 3a)	19	3166
Frontier Select Fund (Class 1)	165	19894
Frontier Select Fund (Class 1AP)	1	115
Frontier Select Fund (Class 2)	8	616
Frontier Global Fund (Class 1)	99	14514
Frontier Global Fund (Class 2)	3	468
Frontier Heritage Fund (Class 1)	108	18366
Frontier Heritage Fund (Class 1AP)	1	64
Frontier Heritage Fund (Class 2)	7	915

No Units are authorized for issuance by the Trust under equity compensation plans. During the year ended December 31, 2022, no unregistered Units were sold by the Trust. In addition, the Trust did not repurchase any Units under a formal repurchase plan. All Unit redemptions during the year ended December 31, 2022 were in the ordinary course of business. There have not been any purchases of units by the trust or any affiliated purchasers during the year ended December 31, 2022.

ITEM 6.	[RESERVED]

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At December 31, 2022, cash deposited at the clearing brokers was $320,241 for the Trust. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each month. Currently, with the Federal Funds target rate at 4.25 to 4.50%, this amount is estimated to be 4.25%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds and time deposits. Aggregate interest income from all sources, including US. treasury Securities assets net of premiums and cash held at clearing brokers, of up to 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Global Fund, Frontier Select Fund and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 2a and Class 3a), Frontier Masters Fund and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 100% of the interest is retained by the respective Series. The amount reflected in the financial statements for the Trust and Series are disclosed on a net basis. Due to some classes not exceeding the 2% paid to the Managing Owner, amounts earned by those classes may be zero.

Approximately 75% to 95% of the Trust’s assets are expected to be committed as required margin for futures contracts and forwards and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. treasury bills in segregated accounts with the futures broker pursuant to the CEA and regulations there under. The remaining approximately 5% to 25% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. federally chartered banks. As of December 31, 2022, total cash and cash equivalents held at banking institutions were $46,604 for the Frontier Diversified Fund, $38,703 for the Frontier Long/Short Commodity Fund, $18,560 for the Frontier Masters Fund, $221,344 for the Frontier Balanced Fund, $33,183 for the Frontier Select Fund, $26,333 for the Frontier Global Fund, and $45,466 for the Frontier Heritage Fund.

As a commodity pool, the Trust has large cash positions. Such cash positions are used to pay margin for the trading of futures, forwards and options, and also to pay redemptions. Generally, the Trust has not been forced to liquidate positions to fund redemptions. As of December 31, 2022, the redemptions payable were $12,788 for the Frontier Long/Short Commodity Fund, $35,051 for the Frontier Balanced Fund and $19,922 for the Frontier Masters Fund. During the year ended December 31, 2022, the Trust was able to pay all redemptions on a timely basis.

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

Results of Operations for the Twelve Months Ended December 31, 2022

Series Returns and Other Information

The returns for each Series and Class of Units for the twelve months ended December 31, 2022, and related information, are discussed below. The activities of the Trust on a combined consolidated basis are explained through the activity of each underlying Series. Please refer to the discussion of the Series activities in relation to the Trust on a combined consolidated basis.

Each Series had exposure to commodity interest positions within one or more sectors during fiscal 2022. The performance of each Series was impacted over the course of the year by, among other things, the relative performance of the relevant sector or sectors and the commodities within those sectors, the changing allocations among, and the specific positions taken by, the Series’ Trading Advisors in, the relevant sector(s) and commodities, and the timing of entries and exits. For each of the Series, a sector attribution chart has been included at the end of the relevant discussion. Each chart depicts the performance of the relevant Series’ positions within each of the relevant sectors (determined by the Managing Owner using monthly gross return and NAV figures, with various adjustments to net out a proportional allocation of the fees and expenses chargeable to the Series) during the fourth quarter (except as otherwise noted) and for the full calendar year. Charts depicting the performance of the various Series’ positions within each of the relevant sectors during the prior three quarters were included in the Trust’s quarterly reports on Form 10-Q previously filed.

Frontier Diversified Fund

2022

The Frontier Diversified Fund – Class 2 NAV gained 8.30% for the twelve months ended December 31, 2022 net of fees and expenses; the Frontier Diversified Fund – Class 3 NAV gained 8.57% for the twelve months ended December 31, 2022 net of fees and expenses.

For the twelve months ended December 31, 2022 the Frontier Diversified Fund recorded total expenses of $114,673, net investment loss of $108,392, and net realized/unrealized gain on investments of $432,659, resulting in a net increase in owners’ capital from operations of $324,267. For Class 2, the NAV per Unit increased from $88.98 at December 31, 2021, to $96.37 as of December 31, 2022. For Class 3, the NAV per Unit increased from $83.56 at December 31, 2021, to $90.72 as of December 31, 2022. Total Class 2 subscriptions and redemptions for the period were $0 and $15,125, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $478,310, respectively. Ending capital at December 31, 2022, was $401,179 for Class 2 and $2,462,793 for Class 3.

For the twelve months ended December 31, 2022, Frontier Diversified Fund did not own a swap investment.

The Frontier Diversified Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors.

Sector & Major Advisor Attribution for the Frontier Diversified Fund

One of the six sectors traded in the Frontier Diversified Fund was profitable in Q4 2022. Agriculturals were positive while Currencies, Energies, Interest Rates, Metals and Stock Indices were negative for the quarter.

Currencies, Energies and Interest Rates were positive year-to-date (“YTD”) while Agriculturals, Metals and Stock Indices were negative YTD.

In terms of major CTA performance, QIM finished positive for the quarter. Aspect, Fort, Quantica, Quest and Welton finished negative for the quarter. Aspect, Quantica, QIM, Quest and Welton were positive YTD while Fort was negative YTD

Frontier Masters Fund

2022

The Frontier Masters Fund – Class 2 NAV gained 34.87% for the twelve months ended December 31, 2022, net of fees and expenses, the Frontier Masters Fund – Class 3 NAV gained 35.22% for the twelve months ended December 31, 2022, net of fees and expenses.

For the twelve months ended December 31, 2022 the Frontier Masters Fund recorded total expenses of $57,142, net investment loss of $54,327, and net realized/unrealized gain on investments of $286,396, resulting in a net increase in owners’ capital from operations of $232,069. For Class 2, the NAV per Unit increased from $70.17 at December 31, 2021, to $94.64 as of December 31, 2022. For Class 3, the NAV per Unit increased from $66.15 at December 31, 2021 to $89.45 as of December 31, 2022. Total Class 2 subscriptions and redemptions for the period were $0 and $69,840, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $173,783, respectively. Ending capital at December 31, 2022, was $182,202 for Class 2 and $513,918 for Class 3.

For the twelve months ended December 31, 2022, Frontier Masters Fund did not own a swap investment.

The Frontier Masters Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, Hybrids and Commodities sectors.

Sector & Major Advisor Attribution for the Frontier Masters Fund

None of the six sectors traded in the Frontier Masters Fund were profitable in Q4 2022. Agriculturals, Currencies, Energies, Interest Rates, Metals and Stock Indices were negative for the quarter. There were no positive sectors for the quarter.

Currencies, Energies and Interest Rates were positive YTD while Agriculturals, Metals and Stock Indices were negative YTD.

In terms of major CTA performance, there were no CTAs that finished positive for the quarter while Aspect, Quantica and Welton were negative for the quarter. In terms of YTD performance, Aspect, Quantica and Welton were positive while no CTAs were negative YTD.

Frontier Long/Short Commodity Fund

2022

The Frontier Long/Short Commodity Fund – Class 2 NAV gained 21.87% for the twelve months ended December 31, 2022, net of fees and expenses; the Frontier Long/Short Commodity Fund – Class 3 NAV gained 21.87% for the twelve months ended December 31, 2022, net of fees and expenses; the Frontier Long/Short Commodity Fund – Class 2a NAV gained 22.43% for the twelve months ended December 31, 2022, net of fees and expenses; the Frontier Long/Short Commodity Fund – Class 3a NAV gained 22.74% for the twelve months ended December 31, 2022, net of fees and expenses.

For the twelve months ended December 31, 2022, the Frontier Long/Short Commodity Fund recorded total expenses of $42,222, net investment loss of $38,795, and net realized/unrealized gain on investments of $307,206, resulting in a net increase in owners’ capital from operations of $268,411. For Class 2, the NAV per Unit increased from $89.97 at December 31, 2021, to $109.65 as of December 31, 2022. For Class 3, the NAV per Unit increased from $94.38 at December 31, 2021, to $115.03 as of December 31, 2022. For Class 2a, the NAV per Unit increased from $58.75 at December 31, 2021, to $71.93 as of December 31, 2022. For Class 3a, the NAV per Unit increased from $62.16 at December 31, 2021, to $76.29 as of December 31, 2022. Total Class 2 subscriptions and redemptions for the period were $0 and $2,000, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $120,894, respectively. Total Class 2a subscriptions and redemptions for the period were $0 and $12,788, respectively. Total Class 3a subscriptions and redemptions for the period were $0 and $10,780, respectively. Ending capital at December 31, 2022, was $28,713 for Class 2, $998,095 for Class 3, $90,017 for Class 2a and $245,448 for Class 3a.

For the twelve months ended December 31, 2022, Frontier Long/Short Commodity Fund did not own a swap investment.

The Frontier Long/Short Commodity Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors, although the majority of the exposure will typically be in the Energies, Metals and Commodities sectors.

Sector & Major Advisor Attribution for the Frontier Long/Short Commodity Fund

All of the seven sectors traded in the Frontier Long/Short Commodity Fund were negative in Q4 2022. Energies, Base Metals, Grains, Meats, Precious Metals, Softs and Financials finished negative for the quarter. There were no positive sectors for the quarter.

Base Metals, Energies, Financials, Grains, Meats, Precious Metals and Softs were positive YTD. There were no negative sectors YTD.

In terms of major CTA performance, Rosetta finished positive for the quarter while Volt and Welton were negative for the quarter.

In terms of YTD performance, Rosetta and Welton were positive YTD while Volt was negative YTD.

Frontier Balanced Fund

2022

The Frontier Balanced Fund – Class 1 NAV gained 19.75% for the twelve months ended December 31, 2022, net of fees and expenses; The Frontier Balanced Fund – Class 1AP NAV gained 23.39% for the twelve months ended December 31, 2022, net of fees and expenses; the Frontier Balanced Fund – Class 2 NAV gained 23.39% for the twelve months ended December 31, 2022, net of fees and expenses; the Frontier Balanced Fund – Class 2a NAV gained 23.55% for the twelve months ended December 31, 2022, net of fees and expenses; the Frontier Balanced Fund – Class 3a NAV gained 23.54% for the twelve months ended December 31, 2022, net of fees and expenses.

For the twelve months ended December 31, 2022, the Frontier Balanced Fund recorded total expenses of $976,966, net investment loss of $976,966, and net realized/unrealized gain on investments of $3,151,174, resulting in a net increase in owners’ capital from operations of $2,174,208. For Class 1, the NAV per Unit increased from $82.82 at December 31, 2021, to $99.17 as of December 31, 2022. For Class 1AP, the NAV per Unit increased from $103.38 at December 31, 2021, to $127.56 as of December 31, 2022. For Class 2, the NAV per Unit increased from $139.40 at December 31, 2021, to $172.01 as of December 31, 2022. For Class 2a, the NAV per Unit increased from $120.98 at December 31, 2021, to $149.47 as of December 31, 2022. For Class 3a, the NAV per Unit increased from $120.57 at December 31, 2021, to $148.96 as of December 31, 2022. Total Class 1 subscriptions and redemptions for the period were $0 and $2,018,252, respectively. Total Class 1AP subscriptions and redemptions for period were $0 and $7,580, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $302,031, respectively. Total Class 2a subscriptions and redemptions for the period were $0 and $28,650, respectively. Total Class 3a subscriptions and redemptions for the period were $0 and $0, respectively. Ending capital at December 31, 2022, was $7,134,145 for Class 1, $74,869 for Class 1 AP, $1,602,786 for Class 2, $43,282 for Class 2a, and $471,646 for Class 3a.

For the twelve months ended December 31, 2022, Frontier Balanced Fund did not own a swap investment.

The Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors.

Sector & Major Advisor Attribution for the Frontier Balanced Fund

None of the six sectors traded in the Frontier Balanced Fund were profitable in Q4 2022. Agriculturals, Currencies, Energies, Interest Rates, Metals and Stock Indices were negative for the quarter. There were no positive sectors for the quarter.

Currencies, Energies and Interest Rates were positive YTD while Agriculturals, Metals and Stock Indices were negative YTD.

In terms of major CTA performance, QIM finished positive for the quarter. Aspect, Fort, Quantica, QIM, Welton and Wimmer Horizon finished negative for the quarter. Aspect, Quantica, QIM Welton and Wimmer Horizon were positive YTD while Fort was negative YTD.

Frontier Select Fund

2022

The Frontier Select Fund – Class 1 NAV gained 12.37% for the twelve months ended December 31, 2022, net of fees and expenses; The Frontier Select Fund Frontier Select Fund – Class 1AP NAV gained 15.78% for the twelve months ended December 31, 2022, net of fees and expenses; the Frontier Select Fund – Class 2 NAV gained 15.79% for the twelve months ended December 31, 2022, net of fees and expenses.

For the twelve months ended December 31, 2022, the Frontier Select Fund recorded total expenses of $113,333, net investment loss of $113,333, and net realized/unrealized gain on investments of $309,094, resulting in a net increase in owners’ capital from operations of $195,761. For Class 1, the NAV per Unit increased from $63.39 at December 31, 2021, to $71.23 as of December 31, 2022. For Class 1AP, the NAV per Unit increased from $79.21 at December 31, 2021, to $91.71 as of December 31, 2022. For Class 2, the NAV per Unit increased from $105.10 at December 31, 2021, to $121.70 as of December 31, 2022. Total Class 1 subscriptions and redemptions for the period were $0 and $100,095, respectively. Total Class 1AP subscriptions and redemptions for the period were $0 and $1,330, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $7,600, respectively. Ending capital, at December 31, 2022, was $1,417,113 for Class 1, $10,554 for Class 1AP, and $74,939 for Class 2.

For the twelve months ended December 31, 2022, Frontier Select Fund did not own a swap investment.

The Frontier Select Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, Hybrids and Commodities sectors.

Sector & Major Advisor Attribution for the Frontier Select Fund

None of the six sectors traded in the Frontier Select Fund were profitable in Q4 2022. Agriculturals, Currencies, Energies, Interest Rates, Metals and Stock Indices were negative for the quarter. There were no positive sectors for the quarter.

Currencies, Energies, Interest Rates and Metals were positive YTD while Agriculturals and Stock Indices were negative YTD.

In terms of major CTA performance, no CTA finished positive for the quarter while Quantica and Welton finished the quarter negative. Quantica and Welton were positive for the year while no CTAs finished the year negative.

Frontier Global Fund

2022

The Frontier Global Fund– Class 1 NAV gained 69.28% for the twelve months ended December 31, 2022, net of fees and expenses; the Frontier Global Fund– Class 2 NAV gained 74.44% for the twelve months ended December 31, 2022, net of fees and expenses.

For the twelve months ended December 31, 2022, the Frontier Global Fund recorded total expenses of $232,383, net investment loss of $232,383, and net realized/unrealized gain on investments of $1,642,945, resulting in a net increase in owners’ capital from operations of $1,410,562. For Class 1, the NAV per Unit increased from $109.45 at December 31, 2021 to $185.27 as of December 31, 2022. For Class 2, the NAV per Unit increased from $170.40 at December 31, 2021, to $297.25 as of December 31, 2022. Total Class 1 subscriptions and redemptions for the period were $0 and $540,252, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $153,448, respectively. Ending capital, at December 31, 2022, was $2,689,125 for Class 1, and $139,078 for Class 2.

For the twelve months ended December 31, 2022, Frontier Global Fund did not own a swap investment.

The Frontier Global Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors.

Sector Attribution for the Frontier Global Fund

Three of the six sectors traded in the Frontier Global Fund were profitable in Q4 2022. Metals, Currencies and Stock Indices were positive while Energies, Agriculturals and Interest Rates were negative for the quarter.

Metals, Energies, Agriculturals and Stock Indices were positive YTD while Currencies and Interest Rates were negative YTD.

Frontier Heritage Fund

2022

The Frontier Heritage Fund – Class 1 NAV gained 49.03% for the twelve months ended December 31, 2022, net of fees and expenses; The Frontier Heritage Fund – Class 1AP NAV gained 53.59% for the twelve months ended December 31, 2022, net of fees and expenses; the Frontier Heritage Fund – Class 2 NAV gained 53.58% for the twelve months ended December 31, 2022, net of fees and expenses.

For the twelve months ended December 31, 2022, the Frontier Heritage Fund recorded total expenses of $232,736, net investment loss of $232,736, and net realized/unrealized gain on investments of $1,376,459, resulting in a net increase in owners’ capital from operations of $1,143,723. For Class 1, the NAV per Unit increased from $103.43 at December 31, 2021, to $154.14 as of December 31, 2022. For Class 1AP, the NAV per Unit increased from $129.19 at December 31, 2021, to $198.42 as of December 31, 2022. For Class 2, the NAV per Unit increased from $172.91 at December 31, 2021, to $265.55 as of December 31, 2022. Total Class 1 subscriptions and redemptions for the period were $0 and $316,598, respectively. Total Class 1AP subscriptions and redemptions for the period were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $63,076, respectively. Ending capital, at December 31, 2022, was $2,830,832, for Class 1, $12,657 for Class 1AP, and $242,868 for Class 2.

For the twelve months ended December 31, 2022, Frontier Heritage Fund did not own a swap investment.

The Frontier Heritage Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors.

Sector & Major Advisor Attribution for the Frontier Heritage Fund

None of the six sectors traded in the Frontier Heritage Fund were profitable in Q4 2022. Agriculturals, Currencies, Energies, Interest Rates, Metals and Stock Indices were negative for the quarter. There were no positive sectors for the quarter.

Currencies, Energies and Interest Rates were positive YTD while Agriculturals, Metals and Stock Indices were negative YTD.

In terms of major CTA performance, no CTAs finished positive for the quarter, while John Locke and Welton finished the quarter negative. Welton was positive for the year while John Locke finished negative.

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

Frontier Diversified Fund

2021

The Frontier Diversified Fund – Class 1 NAV gained 5.06% for the twelve months ended December 31, 2021, net of fees and expenses; the Frontier Diversified Fund – Class 2 NAV gained 0.03% for the twelve months ended December 31, 2021 net of fees and expenses; the Frontier Diversified Fund – Class 3 NAV gained 0.28% for the twelve months ended December 31, 2021 net of fees and expenses. For the twelve months ended December 31, 2021 the Frontier Diversified Fund recorded total expenses of $131,851, net investment loss of $127,301, and net realized/unrealized gain on investments of $196,459, resulting in a net increase in owners’ capital from operations of $69,158. The NAV per Unit, Class 1, decreased from $72.68 at December 31, 2020, to $0 as of December 31, 2021. Class 1 was closed July 21, 2021. The NAV per Unit, Class 2, increased from $88.95 at December 31, 2020, to $88.98 as of December 31, 2021. The NAV per Unit, Class 3, increased from $83.33 at December 31, 2020, to $83.56 as of December 31, 2021. Total Class 1 subscriptions and redemptions for the period were $0 and $161,099, respectively. Total Class 2 subscriptions and redemptions for the period were $6,000 and $91,628, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $972,262, respectively. Ending capital at December 31, 2021, was $0 for Class 1, $381,517 for Class 2 and $2,651,623 for Class 3.

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

For the twelve months ended December 31, 2021 the Frontier Masters Fund recorded total expenses of $54,617, net investment loss of $51,476, and net realized/unrealized gain on investments of $99,083, resulting in a net increase in owners’ capital from operations of $47,607. The NAV per Unit, Class 1, decreased from $55.18 at December 31, 2020, to $0 as of December 31, 2021. Class 1 was closed on April 1, 2021. The NAV per Unit, Class 2, increased from $67.54 at December 31, 2020, to $70.17 as of December 31, 2021. The NAV per Unit, Class 3 increased from $63.52 at December 31, 2020 to $66.15 as of December 31, 2021. Total Class 1 subscriptions and redemptions for the period were $0 and $0, respectively. Class 1 had $10,187 of inter-class transfers out. Total Class 2 subscriptions and redemptions for the period were $1,000 and $78,335, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $256,125, respectively. Class 3 had $10,187 of inter-class transfers in. Ending capital at December 31, 2021, was $0 for Class 1, $198,399 for Class 2 and $509,275 for Class 3.

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

Energies, Agriculturals and Stock Indices were positive YTD while Metals, Currencies, and Interest Rates were negative YTD.

In terms of major CTA performance, there were no CTAs that finished positive for the quarter while Aspect, John Locke and Welton were negative during the quarter. In terms of YTD performance, Aspect and Welton were positive while John Locke was negative YTD.

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

For the twelve months ended December 31, 2021, the Frontier Long/Short Commodity Fund recorded total expenses of $39,570, net investment loss of $35,848, and net realized/unrealized gain on investments of $110,120, resulting in a net increase in owners’ capital from operations of $74,272. The NAV per Unit, Class 2, increased from $85.99 at December 31, 2020, to $89.97 as of December 31, 2021. The NAV per Unit, Class 3, increased from $90.21 at December 31, 2020, to $94.38 as of December 31, 2021.The NAV per Unit, Class 2a, increased from $55.29 at December 31, 2020, to $58.75 as of December 31, 2021. The NAV per Unit, Class 3a, increased from $58.37 at December 31, 2020, to $62.16 as of December 31, 2021. Total Class 2 subscriptions and redemptions for the period were $0 and $11,508, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $106,533, respectively. Total Class 2a subscriptions and redemptions for the period were $0 and $6,263, respectively. Total Class 3a subscriptions and redemptions for the period were $0 and $22,947, respectively. Ending capital at December 31, 2021, was $25,166 for Class 2, $923,058 for Class 3, $83,858 for Class 2a and $208,242 for Class 3a.

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

Energies, Base Metals, Grains, Meats, Precious Metals and Softs were positive YTD. Financials were negative YTD.

In terms of major CTA performance, no CTAs finished positive for the quarter while Rosetta, Volt and Welton were negative for the quarter.

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

For the twelve months ended December 31, 2021, the Frontier Balanced Fund recorded total expenses of $876,257, net investment loss of $875,992, and net realized/unrealized gain on investments of $1,439,973, resulting in a net increase in owners’ capital from operations of $563,981. The NAV per Unit, Class 1, increased from $79.93 at December 31, 2020, to $82.82 as of December 31, 2021. The NAV per Unit, Class 1AP, increased from $96.81 at December 31, 2020, to $103.38 as of December 31, 2021. The NAV per Unit, Class 2, increased from $130.54 at December 31, 2020, to $139.40 as of December 31, 2021. For Class 2a, the NAV per Unit increased from $113.20 at December 31, 2020, to $120.98 as of December 31, 2021. For Class 3a, the NAV per Unit increased from $112.81 at December 31, 2020, to $120.57 as of December 31, 2021. Total Class 1 subscriptions and redemptions for the period were $0 and $2,341,345, respectively. Total Class 1AP subscriptions and redemptions for the period were $0 and $51,153, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $552,032, respectively. Total Class 2a subscriptions and redemptions for the period were $0 and $57,662, respectively. Total Class 3a subscriptions and redemptions for the period were $0 and $163,035, respectively. Ending capital at December 31, 2021, was $7,471,841 for Class 1, $66,027 for Class 1 AP, $1,533,078 for Class 2, $56,328 for Class 2a, and $381,759 for Class 3a.

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

For the twelve months ended December 31, 2021, the Frontier Select Fund recorded total expenses of $93,353, net investment loss of $93,353, and net realized/unrealized gain on investments of $243,162, resulting in a net increase in owners’ capital from operations of $149,809. The NAV per Unit, Class 1, increased from $58.55 at December 31, 2020, to $63.39 as of December 31, 2021. The NAV per Unit, Class 1AP, increased from $70.99 at December 31, 2020, to $79.21 as of December 31, 2021. The NAV per Unit, Class 2, increased from $94.20 at December 31, 2020, to $105.10 as of December 31, 2021. Total Class 1 subscriptions and redemptions for the period were $0 and $381,729, respectively. Total Class 1AP subscriptions and redemptions for the period were $0 and $656, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $4,682, respectively. Ending capital, at December 31, 2021, was $1,334,518 for Class 1, $10,259 for Class 1AP, and $71,093 for Class 2.

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

Energies, Agriculturals and Stock Indices were positive YTD while Metals, Currencies, and Interest Rates were negative YTD.

In terms of major CTA performance, no CTAs finished positive for the quarter, while Aspect and Welton finished the quarter negative. Welton was positive for the year while Aspect finished negative.

Frontier Global Fund

2021

The Frontier Global Fund– Class 1 NAV lost 1.31% for the twelve months ended December 31, 2021, net of fees and expenses; the Frontier Global Fund– Class 2 NAV gained 1.70% for the twelve months ended December 31, 2021, net of fees and expenses.

For the twelve months ended December 31, 2021, the Frontier Global Fund recorded total expenses of $216,695, net investment loss of $216,695, and net realized/unrealized gain on investments of $206,960, resulting in a net decrease in owners’ capital from operations of $9,735. The NAV per Unit, Class 1, decreased from $110.90 at December 31, 2020 to $109.45 as of December 31, 2021. The NAV per Unit, Class 2, increased from $167.56 at December 31, 2020, to $170.40 as of December 31, 2021. Total Class 1 subscriptions and redemptions for the period were $0 and $802,573, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $7,000, respectively. Ending capital, at December 31, 2021, was $1,926,328 for Class 1 and $185,013 for Class 2.

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

Metals, Energies, Agriculturals and Stock Indices were positive YTD while Currencies and Interest Rates were negative YTD.

Frontier Heritage Fund

2021

The Frontier Heritage Fund – Class 1 NAV gained 7.62% for the twelve months ended December 31, 2021, net of fees and expenses; The Frontier Heritage Fund – Class 1AP NAV gained 10.89% for the twelve months ended December 31, 2021, net of fees and expenses; the Frontier Heritage Fund – Class 2 NAV gained 10.90% for the twelve months ended December 31, 2021, net of fees and expenses. For the twelve months ended December 31, 2021, the Frontier Heritage Fund recorded total expenses of $170,031, net investment loss of $170,031, and net realized/unrealized gain on investments of $365,497, resulting in a net increase in owners’ capital from operations of $195,466. The NAV per Unit, Class 1, increased from $96.10 at December 31, 2020, to $103.43 as of December 31, 2021. The NAV per Unit, Class 1AP, increased from $116.50 at December 31, 2020, to $129.19 as of December 31, 2021. The NAV per Unit, Class 2, increased from $155.92 at December 31, 2020, to $172.91 as of December 31, 2021. Total Class 1 subscriptions and redemptions for the period were $0 and $217,618, respectively. Total Class 1AP subscriptions and redemptions for the period were $0 and $1,101, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $39,721, respectively. Ending capital, at December 31, 2021, was $2,119,250, for Class 1, $8,242 for Class 1AP, and $194,816 for Class 2.

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

Results of Operations for the Twelve Months Ended December 31, 2020

The returns for each Series and Class of Units for the twelve months ended December 31, 2020 can be found in our annual report on Form 10-K for the fiscal year ended December 31, 2021, located within Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Value at Risk by Market Sectors

The following tables present the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of December 31, 2022 and 2021. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

DOMESTIC EXPOSURE

Frontier Balanced Fund:

	December 31, 2022		December 31, 2021
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$50	0.00%	$7,906	0.08%
Currencies	321,385	3.45%	817,788	8.60%
Stock Indices	-	0.00%	269	0.00%
Metals	897	0.01%	107,346	1.13%
Agriculturals/Softs	1,590	0.02%	313,239	3.29%
Energy	-	0.00%	10,826	0.11%
Total:	$323,922	3.48%	$1,257,374	13.22%

Value at Risk: Foreign Markets

The following table presents the portion of trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of December 31, 2022 and 2021, on foreign markets. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

FOREIGN EXPOSURE

Frontier Balanced Fund:

	December 31, 2022		December 31, 2021
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$-	0.00%	$1,514,134	15.92%
Currencies	122	0.00%	22,104	0.23%
Stock Indices	106	0.00%	20,897	0.22%
Agriculturals/Softs	227	0.00%	107,740	1.13%
Total:	$455	0.00%	$1,664,875	17.50%

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of December 31, 2022, by market sector.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chairman and Chief Financial Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), for the Trust and each Series as of December 31, 2022 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can only provide reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

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

Management assessed the effectiveness of the internal control over financial reporting for the Trust and each Series as of December 31, 2022, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 report entitled Internal Control-Integrated Framework.

Based on that assessment, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2022.

This annual report does not include an attestation report of the Trust’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Trust’s independent registered public accounting firm pursuant to the rules of the SEC that permit the Trust to provide only management’s report in this annual report.

Scope of Exhibit 31 Certifications

The certifications of the Chairman and Chief Financial Officer, and the President and Chief Executive Officer, of the Managing Owner as of December 31, 2022 and as of April 6, 2023  (the date of this filing) are included as Exhibits 31.1 and 31.2, respectively, to this Form 10-K, and apply not only to the Trust as a whole but also to each Series individually.

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

Patrick J. Kane (Age 55)

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

Patrick F. Hart III (Age 64)

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

Michael B. Egan II (Age 55)

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

The Trust has no officers or directors. Its affairs are managed solely by the Managing Owner. Set forth in the table below is information regarding the beneficial ownership of Units of the principals of the Managing Owner as of December 31, 2022:

	Units Owned	Percentage Ownership of Each Class
Frontier Balanced Fund - Class 2	310	3.32%
Frontier Balanced Fund - Class 2A	290	100.00%
Frontier Heritage Fund - Class 2	117	12.81%
Frontier Long/Short Commodity Fund - Class 2	28	10.67%
Frontier Select Fund - Class 2	125	20.23%
Frontier Global Fund - Class 2	97	20.72%
Frontier Diversified Fund - Class 2	88	2.12%
Frontier Diversified Fund - Class 3	225	0.83%
Frontier Long/Short Commodity Fund - Class 2A	130	10.37%
Frontier Long/Short Commodity Fund - Class 3A	18	0.56%
Frontier Masters Fund - Class 2	54	2.80%
Frontier Masters Fund - Class 3	25	0.43%

*	The Managing Owner is required to maintain at least a 1% interest in the aggregate capital as well as in certain series, profits and losses of the Trust. The Managing Owner’s interest of $221,670 in the aggregate capital of the Trust of $21,666,259 at December 31, 2022 is 1.02%.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

The following table sets forth the fees billed to Frontier Fund Management LLC, the Managing Owner of the Trust, for professional services provided by Spicer Jeffries LLP, the Trust’s independent registered public accounting firm, for the years ended December 31, 2022 and 2021. In accordance with the prospectus of the Trust, the Managing Owner has agreed to pay all costs of the Trust, and the Trust therefore bears no direct obligation to its independent registered public accounting firm.

FEE CATEGORY	2022	2021
Audit Fees(1)	$105,000	$105,000
Audit-Related Fees(2)	$-	$-
Tax Fees(3)	$15,000	$15,000
All Other Fees(4)	$-	$-
TOTAL FEES	$120,000	$120,000

(1)	Audit Fees consist of fees for professional services rendered for the audit of the Trust’s financial statements and review of financial statements included in the Trust’s quarterly reports, as well as services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees consist of fees for assurance and related services by Spicer Jeffries LLP that are reasonably related to the performance of the audit or review of the Trust’s financial statements and are not reported under “Audit Fees,” above.

(3)	Tax Fees consist of fees for professional services rendered for tax compliance, tax advice and tax planning.

(4)	All Other Fees consist of any fees not otherwise reported in this table

The Managing Owner approved all the services provided by Spicer Jeffries LLP to the Trust described above. The Managing Owner has determined that the payments made to Spicer Jeffries LLP for these services during 2022 and 2021 are compatible with maintaining that firm’s independence. The Managing Owner pre-approves all audit and allowed non-audit services of the Trust’s independent registered public accounting firm, including all engagement fees and terms.

Part IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) and (2)	The response to these portions of Item 15 is submitted as a separate section of this report commencing on page F-1.

(a)(3)	Exhibits (numbered in accordance with Item 601 of Regulation S-K).

1.1	Form of selling agent Agreement among the Registrant, Frontier Fund Management, LLC and the selling agents****

1.2	Form of Amendment Agreement among the Registrant, Frontier Fund Management, LLC and the selling agents**

1.3	Form of Amendment Agreement among the Registrant, Frontier Fund Management, LLC and the selling agents***

1.4	Form of Amendment Agreement among the Registrant, Frontier Fund Management, LLC and the selling agents***

1.5	Form of Amendment Agreement among the Registrant, Frontier Fund Management, LLC and the selling agents****

1.6	Form of Amendment Agreement among the Registrant, Frontier Fund Management, LLC and the selling agents****

4.1	Restated Declaration of Trust and Second Amended and Restated Trust and Trust Agreement of the Registrant +++

4.11	First Amendment to Second Amended and Restated Trust and Trust Agreement of the Registrant++++

4.2	Form of Subscription Agreement (annexed to the Prospectus as Exhibit B)****

4.3	Form of Exchange Request (annexed to the Prospectus as Exhibit C)****

4.4	Form of Request for Redemption (annexed to the Prospectus as Exhibit D)****

4.5	Form of Request for Additional Subscription (annexed to the Prospectus as Exhibit E)****

4.6	Form of Application for Transfer of Ownership / Re-registration Form (annexed to the Prospectus as Exhibit F)****

4.7	Form of Privacy Notice (annexed to the Prospectus as Exhibit G)****

4.8	Description of Registrant’s Securities ####

10.21	Form of Brokerage Agreement between each Trading Company and Banc of America Futures Incorporated*

10.22	Form of Brokerage Agreement between the Managing Owner, acting as agent on behalf of certain Trading Companies, and Deutsche Bank AG London**

10.23	Form of Brokerage Agreement between each Trading Company and Man Financial Inc. ***

10.24	Form of Amendment Agreement between the Managing Owner, acting as agent on behalf of certain Trading Companies, and Deutsche Bank AG London***

10.3	Form of Advisory Agreement among the Registrant, the Trading Company, Frontier Fund Management LLC, and each Trading Advisor****

10.32	Form of License Agreement among Jefferies Financial Products, LLC, Reuters America LLC, the Registrant and Frontier Fund Management LLC***

10.33	Form of License Agreement among Jefferies Financial Products, the Registrant and Frontier Fund Management LLC***

10.34	Form of Guaranty made by Jefferies Group, Inc. in favor of Frontier Trading Company VIII, LLC***

10.35	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Currency Series of the Registrant***

10.37	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Frontier Balanced Fund of the Registrant+

10.4	Form of Cash Management Agreement between Frontier Fund Management LLC and Merrill Lynch**

10.41	Form of Cash Management Agreement between Frontier Fund Management LLC and STW Fixed Income Management Ltd.***

10.5	Form of single-member limited liability company operating agreement governing each Trading Company***

10.6	Form of Platform Agreement among Galaxy Plus Fund LLC, Gemini Alternative Funds, LLC and the Trust#

10.7	Form of Fund Services Agreement between the Trust and Gemini Fund Services, LLC##

10.8	Form of Administrative Services Agreement between Gemini Hedge Fund Services, LLC and the Managing Owner###

21.1	Subsidiaries of Registrant. (filed herewith)

31.1	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.2	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.3	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.4	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.5	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.6	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.7	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.8	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

99.1	Prospectus of Frontier Funds ++

101.INS^	XBRL Instance Document

101.SCH^	XBRL Taxonomy Extension Schema

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase

101.DEF^	XBRL Taxonomy Extension Definition Linkbase

101.LAB^	XBRL Taxonomy Extension Label Linkbase

101.PRE^	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Previously filed as like-numbered exhibit to the initial filing or the first, second, third or fourth pre-effective amendment or the first or second post-effective amendment to Registration Statement No. 333-108397 and incorporated by reference herein.

**	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first or second post-effective amendment to Registration Statement No. 333-119596 and incorporated by reference herein.

***	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first post-effective amendment to Registration Statement No. 333-129701 and incorporated by reference herein.

****	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first post-effective amendment to Registration Statement No. 333-140240 and incorporated by reference herein.

+	Previously filed as like-numbered exhibit on Form 10-Q for the period ended June 30, 2008.

++	Previously filed on February 11, 2019 pursuant to Rule 424(b)(3) of the Securities Act (File No. 333-210313).

+++	Previously filed as Exhibit 3.2 on Form 8-K, filed on December 11, 2013.

++++	Previously filed as Exhibit 4.1 on Form 8-K, filed on March 10, 2017.

#	Previously filed as Exhibit 10.1 on Form 8-K, filed on October 19, 2016.

##	Previously filed as Exhibit 10.2 on Form 8-K, filed on October 19, 2016.

###	Previously filed as Exhibit 10.3 on Form 8-K, filed on October 19, 2016.

####	Previously filed as Exhibit 4.8 on Form 10-K for the period ended December 31, 2019, filed on March 30, 2020.

^	Submitted electronically herewith.

(1)	These financial statements represent the combined consolidated financial statements of the Series of the Trust.

(2)	The Trust holds a majority of the equity interests in the various Trading Companies, which are the trading vehicles established for the various Series of Units of the Trust. In the combined consolidated financial statements of the Trust, Trading Companies in which a Series has a majority equity interest are consolidated by such Series, and investments in Trading Companies in which a Series does not have a controlling or majority interest are accounted for under the equity method of accounting, which approximates fair value and are carried in the consolidated statement of financial condition of such Series at fair value. In addition, financial statements of each of the unconsolidated Trading Companies are included in accordance with Rule 3-09 of Regulation S-X under the Securities Act of 1933, as amended. Inclusion of these financial statements may or may not be required pursuant to Rule 3-09 of Regulation S-X under the Securities Act of 1933, financial statements of each Trading Company consolidated by a Series of the Trust are also included in the interest of providing a more complete presentation.

(3)	Financial statements of each of the Galaxy Plus entities are included in accordance with Rule 3-09 of Regulation S-X under the Securities Act of 1933, as amended. Inclusion of these financial statements may or may not be required pursuant to Rule 3-09 of Regulation S-X under the Securities Act of 1933, financial statements of the Galaxy Plus entities are also included in the interest of providing a more complete presentation.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders and the Executive Committee of Frontier Funds

Opinions on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Frontier Diversified Fund, Frontier Long/Short Commodity Fund, Frontier Masters Fund, Frontier Balanced Fund, Frontier Select Fund, Frontier Global Fund, and Frontier Heritage Fund (collectively the “Series”) as of December 31, 2022 and 2021, including the consolidated schedules of investments, as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in owners’ capital and cash flows for the years ended December 31, 2021, 2020 and 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Series as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Series’ management. Our responsibility is to express an opinion on the Series’ financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Series in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Denver, Colorado

April 3, 2023

The Series of Frontier Funds

Consolidated Statements of Financial Condition

December 31, 2022 and December 31, 2021

	Frontier		Frontier		Frontier
	Diversified Fund		Masters Fund		Long/Short Commodity Fund
	12/31/2022	12/31/2021	12/31/2022	12/31/2021	12/31/2022	12/31/2021
ASSETS
Cash and cash equivalents	$46,604	$165,491	$18,560	$76,703	$38,703	$40,528
U.S. Treasury securities, at fair value	42,198	33,274	16,805	15,422	35,044	8,148
Investments in private investment companies, at fair value	2,779,566	2,838,658	705,739	638,376	1,281,982	1,209,022
Investments in unconsolidated trading companies, at fair value	28,671	30,788	11,418	14,270	23,810	7,541
Interest receivable	1,051	717	419	332	873	176

Total Assets	$2,898,090	$3,068,928	$752,941	$745,103	$1,380,412	$1,265,415

LIABILITIES & CAPITAL

LIABILITIES
Interest payable to Managing Owner	$-	$-	$-	$-	$53	$32
Redemptions payable	-	-	19,922	-	12,788	20,299
Service fees payable to Managing Owner	85	83	43	43	21	19
Trading fees payable to Managing Owner	9,653	9,217	4,443	3,882	3,447	3,407
Subscriptions in advance for service fee rebates	22,650	22,650	31,725	31,725	393	393
Other liabilities	1,730	3,838	688	1,779	1,437	941

Total Liabilities	34,118	35,788	56,821	37,429	18,139	25,091

CAPITAL
Managing Owner - Class 2	8,523	7,870	5,100	3,781	3,065	4,121
Managing Owner - Class 2a	-	-	-	-	9,328	7,619
Managing Owner - Class 3	20,433	22,677	2,214	3,933	-	-
Managing Owner - Class 3a	-	-	-	-	1,369	1,116
Limited Owner - Class 2	392,656	373,647	177,102	194,618	25,648	21,045
Limited Owner - Class 2a	-	-	-	-	80,689	76,239
Limited Owner - Class 3	2,442,360	2,628,946	511,704	505,342	998,095	923,058
Limited Owner - Class 3a	-	-	-	-	244,079	207,126

Total Owners’ Capital	2,863,972	3,033,140	696,120	707,674	1,362,273	1,240,324

Non-Controlling Interests	-	-	-	-	-	-

Total Capital	2,863,972	3,033,140	696,120	707,674	1,362,273	1,240,324

Total Liabilities and Capital	$2,898,090	$3,068,928	$752,941	$745,103	$1,380,412	$1,265,415

Units Outstanding
Class 2	4,163	4,288	1,925	2,828	262	280
Class 2a	N/A	N/A	N/A	N/A	1,251	1,428
Class 3	27,146	31,733	5,745	7,699	8,677	9,780
Class 3a	N/A	N/A	N/A	N/A	3,217	3,351

Net Asset Value per Unit
Class 2	$96.37	$88.98	$94.64	$70.17	$109.65	$89.97
Class 2a	N/A	N/A	N/A	N/A	$71.93	$58.75
Class 3	$90.72	$83.56	$89.45	$66.15	$115.03	$94.38
Class 3a	N/A	N/A	N/A	N/A	$76.29	$62.16

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Financial Condition

December 31, 2022 and December 31, 2021

	Frontier Balanced Fund		Frontier Select Fund
	12/31/2022	12/31/2021	12/31/2022	12/31/2021
ASSETS
Cash and cash equivalents	$221,344	$188,010	$33,183	$51,140
U.S. Treasury securities, at fair value	200,417	37,801	30,046	10,282
Open trade equity, at fair value	1,670	14,836	-	-
Receivable from futures commission merchants	320,241	818,362	-	-
Investments in private investment companies, at fair value	8,944,014	8,928,481	1,449,919	1,374,376
Investments in unconsolidated trading companies, at fair value	136,169	34,977	20,414	9,514
Interest receivable	4,991	815	748	222

Total Assets	$9,828,846	$10,023,282	$1,534,310	$1,445,534

LIABILITIES & CAPITAL

LIABILITIES
Redemptions payable	$35,051	$20,382	$-	$-
Incentive fees payable to Managing Owner	692	54,702	-	-
Management fees payable to Managing Owner	1,573	1,431	-	-
Interest payable to Managing Owner	2,306	957	342	196
Service fees payable to Managing Owner	16,784	18,314	3,630	3,524
Trading fees payable to Managing Owner	36,946	32,970	4,454	3,682
Risk analysis fees payable	10,442	10,380	-	-
Subscriptions in advance for service fee rebates	391,457	369,341	22,046	21,076
Other liabilities	6,867	5,772	1,232	1,186

Total Liabilities	502,118	514,249	31,704	29,664

CAPITAL
Managing Owner - Class 2	53,242	43,148	15,168	14,981
Managing Owner - Class 2a	43,282	56,328	-	-
Limited Owner - Class 1	7,134,145	7,471,841	1,417,113	1,334,518
Limited Owner - Class 1AP	74,869	66,027	10,554	10,259
Limited Owner - Class 2	1,549,544	1,489,930	59,771	56,112
Limited Owner - Class 3a	471,646	381,759	-	-

Total Owners’ Capital	9,326,728	9,509,033	1,502,606	1,415,870

Non-Controlling Interests	-	-	-	-

Total Capital	9,326,728	9,509,033	1,502,606	1,415,870

Total Liabilities and Capital	$9,828,846	$10,023,282	$1,534,310	$1,445,534

Units Outstanding
Class 1	71,936	90,219	19,894	21,051
Class 1AP	587	639	115	129
Class 2	9,318	10,998	616	677
Class 2a	290	466	N/A	N/A
Class 3a	3,166	3,166	N/A	N/A

Net Asset Value per Unit
Class 1	$99.17	$82.82	$71.23	$63.39
Class 1AP	$127.56	$103.38	$91.71	$79.21
Class 2	$172.01	$139.40	$121.70	$105.10
Class 2a	$149.47	$120.98	N/A	N/A
Class 3a	$148.96	$120.57	N/A	N/A

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Financial Condition

December 31, 2022 and December 31, 2021

	Frontier Global Fund		Frontier Heritage Fund
	12/31/2022	12/31/2021	12/31/2022	12/31/2021
ASSETS
Cash and cash equivalents	$26,333	$128,021	$45,466	$48,839
U.S. Treasury securities, at fair value	23,843	25,740	41,167	9,820
Investments in private investment companies, at fair value	2,943,814	2,137,382	3,070,641	2,338,774
Investments in unconsolidated trading companies, at fair value	16,200	23,818	27,970	9,087
Interest receivable	594	555	1,025	212

Total Assets	$3,010,784	$2,315,516	$3,186,269	$2,406,732

LIABILITIES & CAPITAL

LIABILITIES
Redemptions payable	$-	$27,561	$-	$-
Interest payable to Managing Owner	302	312	447	217
Service fees payable to Managing Owner	6,437	4,986	6,432	4,950
Trading fees payable to Managing Owner	12,480	9,533	11,679	8,307
Subscriptions in advance for service fee rebates	162,385	158,810	79,667	69,814
Other liabilities	977	2,973	1,687	1,136

Total Liabilities	182,581	204,175	99,912	84,424

CAPITAL
Managing Owner - Class 2	28,821	25,029	31,125	23,919
Limited Owner - Class 1	2,689,125	1,926,328	2,830,832	2,119,250
Limited Owner - Class 1AP	-	-	12,657	8,242
Limited Owner - Class 2	110,257	159,984	211,743	170,897

Total Owners’ Capital	2,828,203	2,111,341	3,086,357	2,322,308

Non-Controlling Interests	-	-	-	-

Total Capital	2,828,203	2,111,341	3,086,357	2,322,308

Total Liabilities and Capital	$3,010,784	$2,315,516	$3,186,269	$2,406,732

Units Outstanding
Class 1	14,514	17,600	18,366	20,491
Class 1AP	-	-	64	64
Class 2	468	1,086	915	1,127

Net Asset Value per Unit
Class 1	$185.27	$109.45	$154.14	$103.43
Class 1AP	N/A	N/A	$198.42	$129.19
Class 2	$297.25	$170.40	$265.55	$172.91

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Condensed Schedules of Investments

December 31, 2022

					Frontier
	Frontier Diversified Fund		Frontier Masters Fund		Long/Short Commodity Fund
	Fair	% of Total Capital	Fair	% of Total Capital	Fair	% of Total Capital
Description	Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$211,143	7.37%	$-	0.00%	$-	0.00%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	453,405	15.83%	-	0.00%	-	0.00%
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	212,180	7.41%	164,320	23.60%	-	0.00%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	667,783	23.32%	-	0.00%	-	0.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	754,702	26.35%	313,172	44.99%	-	0.00%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	480,353	16.77%	228,247	32.79%	455,615	33.45%
Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC)	-	0.00%	-	0.00%	252,472	18.53%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	0.00%	-	0.00%	573,895	42.13%
Total Private Investment Companies	$2,779,566	97.05%	$705,739	101.38%	$1,281,982	94.11%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$28,671	1.00%	$11,418	1.64%	$23,810	1.75%
Total Investment in Unconsolidated Trading Companies	$28,671	1.00%	$11,418	1.64%	$23,810	1.75%

U.S. TREASURY SECURITIES (1)
	Fair Value		Fair Value		Fair Value
US Treasury Note 6.875% due 08/15/2025	$42,198	1.47%	$16,805	2.41%	$35,044	2.57%

	$7,189,274		$6,346,891		$(1,294,652)

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value		Face Value
US Treasury Note 6.875% due 08/15/2025 (1)	$39,704		$15,812		$32,973
	$5,007,998		$4,421,200		SOI!

Additional Disclosure on U.S. Treasury Securities	Cost		Cost		Cost
US Treasury Note 6.875% due 08/15/2025 (1)	$42,270		$16,834		$35,105

(1)	See Note 2 to the Consolidated Financial Statements.

(2)	See Note 5 to the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Condensed Schedules of Investments

December 31, 2022

	Frontier		Frontier
	Balanced Fund		Select Fund
	Fair	% of Total Capital	Fair	% of Total Capital
Description	Value	(Net Asset Value)	Value	(Net Asset Value)
LONG FUTURES CONTRACTS*
Various agriculture futures contracts (U.S.)	$1,590	0.02%	$-	0.00%
Various base metals futures contracts (U.S.)	897	0.01%	-	0.00%
Various currency futures contracts (U.S.)	(230)	0.00%	-	0.00%
Total Long Futures Contracts	$2,257	0.03%	$-	0.00%

SHORT FUTURES CONTRACTS*
Various agriculture futures contracts (Europe)	$(227)	0.00%	$-	0.00%
Various currency futures contracts (Europe)	67	0.00%	-	0.00%
Various currency futures contracts (Far East)	(55)	0.00%	-	0.00%
Various currency futures contracts (U.S.)	(216)	0.00%	-	0.00%
Various interest rates futures contracts (U.S.)	(50)	0.00%	-	0.00%
Various stock index futures contracts (Far East)	(106)	0.00%	-	0.00%
Total Short Futures Contracts	$(587)	0.00%	$-	0.00%
Total Open Trade Equity (Deficit)	$1,670	0.03%	$-	0.00%

PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$352,115	3.78%	$-	0.00%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	1,803,881	19.34%	-	0.00%
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	1,285,974	13.79%	492,107	32.75%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	1,747,568	18.74%	-	0.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	1,900,887	20.38%	-	0.00%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	1,853,589	19.87%	957,812	63.74%
Total Private Investment Companies	$8,944,014	95.90%	$1,449,919	96.49%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$136,169	1.46%	$20,414	1.36%
Total Investment in Unconsolidated Trading Companies	$136,169	1.46%	$20,414	1.36%

U.S. TREASURY SECURITIES (1)
	Fair Value		Fair Value

US Treasury Note 6.875% due 08/15/2025	$200,417	2.15%	$30,046	2.00%

	$24,786,908		$3,723,152

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value

US Treasury Note 6.875% due 08/15/2025 (1)	$188,573		$28,270

	$17,266,387		$2,593,522

Additional Disclosure on U.S. Treasury Securities	Cost		Cost

US Treasury Note 6.875% due 08/15/2025 (1)	$200,764		$30,098

*	Except for those items disclosed, no individual futures, or forwards position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Note 2 to the Consolidated Financial Statements.
(2)	See Note 5 to the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Condensed Schedules of Investments

December 31, 2022

	Frontier Global		Frontier
	Fund		Heritage Fund
	Fair	% of Total Capital	Fair	% of Total Capital
Description	Value	(Net Asset Value)	Value	(Net Asset Value)
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$2,943,814	104.09%	$2,363,685	76.58%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	-	-	706,956	22.91%
Total Private Investment Companies	$2,943,814	104.09%	$3,070,641	99.49%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$16,200	0.57%	$27,970	0.91%
Total Investment in Unconsolidated Trading Companies	$16,200	0.57%	$27,970	0.91%

U.S. TREASURY SECURITIES (1)
	Fair Value		Fair Value

US Treasury Note 6.875% due 08/15/2025	$23,843	0.84%	$41,167	1.33%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value

US Treasury Note 6.875% due 08/15/2025 (1)	$22,434		$38,734

Additional Disclosure on U.S. Treasury Securities	Cost		Cost

US Treasury Note 6.875% due 08/15/2025 (1)	$23,885		$41,238

Except for those items disclosed, no individual futures, or forwards position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Note 2 to the Consolidated Financial Statements.
(2)	See Note 5 to the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Condensed Schedules of Investments

December 31, 2021

	Frontier		Frontier		Frontier
	Diversified Fund		Masters Fund		Long/Short Commodity Fund
	Fair	% of Total Capital	Fair	% of Total Capital	Fair	% of Total Capital
Description	Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$875,796	28.87%	$-	0.00%	$-	0.00%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	185,705	6.12%	-	0.00%	-	0.00%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	453,710	14.96%	-	0.00%	-	0.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	663,002	21.86%	279,895	39.55%	-	0.00%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	386,996	12.76%	193,269	27.31%	482,639	38.91%
Galaxy Plus Fund - JL Cyril Systematic Feeder Fund (547) LLC)	273,449	9.02%	165,212	23.35%	-	0.00%
Galaxy Plus Fund - Volt Diversified Alpha Feeder Fund (550) LLC)	-	0.00%	-	0.00%	252,149	20.33%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	0.00%	-	0.00%	474,234	38.23%
Total Private Investment Companies	$2,838,658	93.59%	$638,376	90.21%	$1,209,022	97.47%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$30,788	1.02%	$14,270	2.02%	$7,541	0.61%
Total Investment in Unconsolidated Trading Companies	$30,788	1.02%	$14,270	2.02%	$7,541	0.61%

U.S. TREASURY SECURITIES (1)
	Fair Value		Fair Value		Fair Value
US Treasury Note 6.875% due 08/15/2025	$33,274	1.10%	$15,422	2.18%	$8,148	0.66%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value		Face Value
US Treasury Note 6.875% due 08/15/2025 (1)	$27,592		$12,789		$6,757

Additional Disclosure on U.S. Treasury Securities	Cost		Cost		Cost
US Treasury Note 6.875% due 08/15/2025 (1)	$33,709		$15,624		$8,255

(1)	See Note 2 to the Consolidated Financial Statements.
(2)	See Note 5 to the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Condensed Schedules of Investments

December 31, 2021

	Frontier		Frontier
	Balanced Fund		Select Fund
		% of Total Capital		% of Total Capital
Description	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)
LONG FUTURES CONTRACTS*
Various agriculture futures contracts (Far East)	$10,141	0.11%	$-	0.00%
Various agriculture futures contracts (Europe)	(21,640)	-0.23%	-	0.00%
Various agriculture futures contracts (U.S.)	51,912	0.55%	-	0.00%
Various base metals futures contracts (U.S.)	20,031	0.21%	-	0.00%
Various currency futures contracts (Europe)	1,994	0.02%	-	0.00%
Various currency futures contracts (Far East)	819	0.01%	-	0.00%
Various currency futures contracts (Latin America)	6,710	0.07%	-	0.00%
Various currency futures contracts (U.S.)	(9,800)	-0.10%	-	0.00%
Various energy futures contracts (U.S.)	34	0.00%	-	0.00%
Various interest rates futures contracts (Europe)	(718,038)	-7.55%	-	0.00%
Various interest rates futures contracts (Far East)	(10,418)	-0.11%	-	0.00%
Various interest rates futures contracts (U.S.)	(7,281)	-0.08%	-	0.00%
Various precious metal futures contracts (U.S.)	19,168	0.20%	-	0.00%
Various soft futures contracts (U.S.)	138,674	1.46%	-	0.00%
Various stock index futures contracts (Europe)	1,508	0.02%	-	0.00%
Various stock index futures contracts (Far East)	1,542	0.02%	-	0.00%
Various stock index futures contracts (Oceanic)	1,236	0.01%	-	0.00%
Various stock index futures contracts (Canada)	1,853	0.02%	-	0.00%
Total Long Futures Contracts	$(511,556)	-5.37%	$-	0.00%

SHORT FUTURES CONTRACTS*
Various agriculture futures contracts (Far East)	$(27,804)	-0.29%	$-	0.00%
Various agriculture futures contracts (Europe)	20,105	0.21%	-	0.00%
Various agriculture futures contracts (U.S.)	(11,749)	-0.12%	-	0.00%
Various base metals futures contracts (U.S.)	(29,574)	-0.31%	-	0.00%
Various currency futures contracts (Europe)	(18,181)	-0.19%	-	0.00%
Various currency futures contracts (Far East)	(1,110)	-0.01%	-	0.00%
Various currency futures contracts (Latin America)	(21,340)	-0.22%	-	0.00%
Various currency futures contracts (U.S.)	6,288	0.07%	-	0.00%
Various energy futures contracts (U.S.)	(10,792)	-0.11%	-	0.00%
Various interest rates futures contracts (Europe)	785,677	8.26%	-	0.00%
Various interest rates futures contracts (U.S.)	(625)	-0.01%	-	0.00%
Various precious metal futures contracts (U.S.)	(38,573)	-0.41%	-	0.00%
Various soft futures contracts (U.S.)	(110,902)	-1.17%	-	0.00%
Various stock index futures contracts (Canada)	(5,194)	-0.05%	-	0.00%
Various stock index futures contracts (Europe)	(5,157)	-0.05%	-	0.00%
Various stock index futures contracts (Far East)	(2,191)	-0.02%	-	0.00%
Various stock index futures contracts (Oceanic)	(2,217)	-0.02%	-	0.00%
Various stock index futures contracts (U.S.)	(269)	0.00%	-	0.00%
Total Short Futures Contracts	$526,392	5.56%	$-	0.00%
Total Open Trade Equity (Deficit)	$14,836	0.19%	$-	0.00%

PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$1,890,115	19.88%	$-	0.00%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	820,002	8.62%	-	0.00%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	1,134,963	11.94%	-	0.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	1,658,225	17.44%	-	0.00%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	2,032,209	21.37%	796,855	56.28%
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	1,392,967	14.65%	577,521	40.79%
Total Private Investment Companies	$8,928,481	93.90%	$1,374,376	97.07%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$34,977	0.37%	$9,514	0.67%
Total Investment in Unconsolidated Trading Companies	$34,977	0.37%	$9,514	0.67%

U.S. TREASURY SECURITIES (1)
	Fair Value		Fair Value

US Treasury Note 6.875% due 08/15/2025	$37,801	0.40%	$10,282	0.73%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value

US Treasury Note 6.875% due 08/15/2025 (1)	$31,347		$8,527

Additional Disclosure on U.S. Treasury Securities	Cost		Cost

US Treasury Note 6.875% due 08/15/2025 (1)	$38,296		$10,417

*	Except for those items disclosed, no individual futures, or forwards position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Note 2 to the Consolidated Financial Statements.
(2)	See Note 5 to the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Condensed Schedules of Investments

December 31, 2021

	Frontier Global		Frontier
	Fund		Heritage Fund
	Fair	% of Total Capital	Fair	% of Total Capital
Description	Value	(Net Asset Value)	Value	(Net Asset Value)
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$2,137,382	101.23%	$1,614,360	69.52%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	-	-	724,414	31.19%
Total Private Investment Companies	$2,137,382	101.23%	$2,338,774	100.71%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$23,818	1.13%	$9,087	0.39%
Total Investment in Unconsolidated Trading Companies	$23,818	1.13%	$9,087	0.39%

U.S. TREASURY SECURITIES (1)
	Fair Value		Fair Value

US Treasury Note 6.875% due 08/15/2025	$25,740	1.22%	$9,820	0.42%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value

US Treasury Note 6.875% due 08/15/2025 (1)	$21,345		$8,143

Additional Disclosure on U.S. Treasury Securities	Cost		Cost

US Treasury Note 6.875% due 08/15/2025 (1)	$26,077		$9,948

*	Except for those items disclosed, no individual futures, or forwards contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Note 2 to the Consolidated Financial Statements.
(2)	See Note 5 to the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Operations

For the Years Ended December 31, 2022, 2021, 2020

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund

	12/31/2022	12/31/2021	12/31/2020	12/31/2022	12/31/2021	12/31/2020	12/31/2022	12/31/2021	12/31/2020
Investment income:
Interest - net	$6,281	$4,550	$441	$2,815	$3,141	$2,476	$3,427	$3,722	$4,010

Total Income	6,281	4,550	441	2,815	3,141	2,476	3,427	3,722	4,010

Expenses:
Incentive Fees (rebate)	(13,788)	-	-	-	-	-	-	-	-
Service Fees - Class 1	1,128	2,118	14,246	563	628	1,786	270	228	381
Due Diligence Fees	4,073	4,304	8,636	1,004	1,032	1,971	450	381	363
Trading Fees	123,260	125,429	251,203	55,575	52,957	101,300	41,502	38,961	32,628

Total Expenses	114,673	131,851	274,085	57,142	54,617	105,057	42,222	39,570	33,372

Investment (loss) - net	(108,392)	(127,301)	(273,644)	(54,327)	(51,476)	(102,581)	(38,795)	(35,848)	(29,362)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	168,307	98,954	946,785	192,089	64,947	393,123	243,664	53,498	283,384
Net realized gain/(loss) on private investment companies	251,470	98,105	(1,549,052)	89,888	24,753	(754,772)	56,892	47,148	(405,836)
Net realized gain/(loss) on swap contracts	-	-	(446,306)	-	-	-	-	-	188,100
Net unrealized gain/(loss) on swap contracts	-	-	(1,537,399)	-	-	-	-	-	44,277
Net realized gain/(loss) on U.S. Treasury securities	(7,623)	(4,809)	(14,579)	(3,779)	(3,365)	8,759	(5,686)	(5,738)	737
Net unrealized gain/(loss) on U.S. Treasury securities	(2,303)	(832)	23,758	(89)	227	(4,357)	(653)	1,187	(1,009)
Change in fair value of investments in unconsolidated trading companies	22,808	5,041	11,127	8,287	12,521	(3,287)	12,989	14,025	(11,314)

Net gain/(loss) on investments	432,659	196,459	(2,565,666)	286,396	99,083	(360,534)	307,206	110,120	98,339

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	324,267	69,158	(2,839,310)	232,069	47,607	(463,115)	268,411	74,272	68,977

Less: Operations attributable to non-controlling interests	-	-	-	-	-	-	-	-	-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$324,267	$69,158	$(2,839,310)	$232,069	$47,607	$(463,115)	$268,411	$74,272	$68,977

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	N/A	$(72.68)	$(28.42)	N/A	$(55.18)	$(17.10)	N/A	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	$(44.20)
Class 2	$7.39	$0.03	$(32.63)	$24.47	$2.63	$(19.64)	$19.68	$3.98	$4.39
Class 2a	N/A	N/A	N/A	N/A	N/A	N/A	$13.18	$3.46	$2.74
Class 3	$7.16	$0.23	$(30.28)	$23.30	$2.63	$(18.26)	$20.65	$4.17	$4.57
Class 3a	N/A	N/A	N/A	N/A	N/A	N/A	$14.13	$3.79	$3.06

The accompanying notes are an integral part of these consolidated financial statements.

The Series of the Frontier Funds

Consolidated Statements of Operations

For the Years Ended December 31, 2022, 2021, 2020

	Frontier Balanced Fund			Frontier Select Fund
	12/31/2022	12/31/2021	12/31/2020	12/31/2022	12/31/2021	12/31/2020
Investment income:
Interest - net	$-	$265	$6,461	$-	$-	$-

Total Income/(loss)	-	265	6,461	-	-	-

Expenses:
Incentive Fees (rebate)	213,064	158,775	-	-	-	-
Interest - net	1,626	-	-	-	-	-
Management Fees	18,115	18,441	19,600	-	-	-
Service Fees - Class 1	263,174	258,209	351,503	53,197	46,410	62,144
Risk analysis Fees	5,434	5,532	5,880	-	-	-
Trading Fees	475,553	435,300	580,978	60,136	46,943	53,759

Total Expenses	976,966	876,257	957,961	113,333	93,353	115,903

Investment (loss) - net	(976,966)	(875,992)	(951,500)	(113,333)	(93,353)	(115,903)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	807,627	872,699	598,263	-	-	-
Net unrealized gain/(loss) on private investment companies	1,673,486	171,769	619,705	345,213	3,095	66,982
Net realized gain/(loss) on private investment companies	666,011	542,771	(1,593,919)	(42,378)	233,656	(240,757)
Net change in open trade equity/(deficit)	(13,166)	(89,306)	30,465	-	-	-
Net realized gain/(loss) on swap contracts	-	-	(2,448,166)	-	-	(91,989)
Net unrealized gain/(loss) on swap contracts	-	-	(3,088,917)	-	-	-
Net realized gain/(loss) on U.S. Treasury securities	(27,240)	(11,502)	25,729	(4,946)	(3,778)	3,696
Net unrealized gain/(loss) on U.S. Treasury securities	8,388	1,499	(5,410)	(454)	852	(2,628)
Trading commissions	(8,536)	(15,423)	(21,148)	-	-	-
Change in fair value of investments in unconsolidated trading companies	44,604	(32,534)	(31,150)	11,659	9,337	82,965

Net gain/(loss) on investments	3,151,174	1,439,973	(5,914,548)	309,094	243,162	(181,731)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	2,174,208	563,981	(6,866,048)	195,761	149,809	(297,634)

Less: Operations attributable to non-controlling interests	-	-	-	-	-	-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$2,174,208	$563,981	$(6,866,048)	$195,761	$149,809	$(297,634)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$16.35	$2.89	$(37.30)	$7.84	$4.84	$(8.01)
Class 1AP	$24.18	$6.57	$(41.00)	$12.50	$8.22	$(7.52)
Class 2	$32.61	$8.86	$(55.28)	$16.60	$10.90	$(9.74)
Class 2a	$28.49	$7.78	$(47.84)	N/A	N/A	N/A
Class 3a	$28.39	$7.76	$(47.69)	N/A	N/A	N/A

The accompanying notes are an integral part of these consolidated financial statements.

The Series of the Frontier Funds

Consolidated Statements of Operations

For the Years Ended December 31, 2022, 2021, 2020

	Frontier Global Fund			Frontier Heritage Fund
	12/31/2022	12/31/2021	12/31/2020	12/31/2022	12/31/2021	12/31/2020
Investment income:
Interest - net	$-	$-	$-	$-	$-	$-

Total Income	-	-	-	-	-	-

Expenses:
Service Fees - Class 1	84,304	76,678	100,858	92,170	68,400	66,761
Trading Fees	148,079	140,017	186,591	140,566	101,631	104,941

Total Expenses	232,383	216,695	287,449	232,736	170,031	171,702

Investment (loss) - net	(232,383)	(216,695)	(287,449)	(232,736)	(170,031)	(171,702)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	962,203	(97,778)	(751,136)	906,091	197,905	227,342
Net realized gain/(loss) on private investment companies	671,439	292,612	455,079	461,959	156,731	(83,882)
Net realized gain/(loss) on swap contracts	-	-	-	-	-	(97,745)
Net unrealized gain/(loss) on swap contracts	-	-	-	-	-	197,829
Net realized gain/(loss) on U.S. Treasury securities	(6,920)	(2,415)	11,678	(6,217)	(3,385)	900
Net unrealized gain/(loss) on U.S. Treasury securities	(1,779)	(2,520)	(7,981)	(1,944)	(1,279)	1,057
Change in fair value of investments in unconsolidated trading companies	18,002	17,061	(4,495)	16,570	15,525	(16,350)

Net gain/(loss) on investments	1,642,945	206,960	(296,855)	1,376,459	365,497	229,151

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	1,410,562	(9,735)	(584,304)	1,143,723	195,466	57,449

Less: Operations attributable to non-controlling interests	-	-	-	-	-	95,915

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$1,410,562	$(9,735)	$(584,304)	$1,143,723	$195,466	$(38,466)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$75.82	$(1.45)	$(20.62)	$50.71	$7.33	$(1.44)
Class 1AP	N/A	N/A	$(154.43)	$69.23	$12.69	$2.35
Class 2	$126.85	$2.84	$(25.26)	$92.64	$16.99	$2.32

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2022, 2021, 2020

	Frontier Diversified Fund							Frontier Masters Fund
	Class 1	Class 2	Class 2	Class 3	Class 3	Non-		Class 1	Class 2	Class 2	Class 3	Class 3	Non-
	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2019	$1,303,195	$3,023	$5,597,828	$115,933	$4,979,641	$-	$11,999,620	$12,794	$13,043	$837,765	$9,228	$1,365,209	$-	$2,238,039

Sale of Units	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemption of Units	-	-	(3,958,812)	(30,900)	(987,627)	-	(4,977,339)	-	(4,200)	(379,078)	-	(398,119)	-	(781,397)
Transfer of Units In(Out)	(987,405)	-	-	-	987,405	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(161,530)	(811)	(1,175,004)	(30,628)	(1,471,337)	-	(2,839,310)	(3,054)	(2,578)	(201,014)	(2,061)	(254,408)	-	(463,115)

Owners’ Capital, December 31, 2020	$154,260	$2,212	$464,012	$54,405	$3,508,082	$-	$4,182,971	$9,740	$6,265	$257,673	$7,167	$712,682	$-	$993,527

Sale of Units	-	6,000	-	-	-	-	6,000	-	1,000	-	-	-	-	1,000
Redemption of Units	(161,099)	-	(91,628)	(32,300)	(939,962)	-	(1,224,989)	-	(3,500)	(74,835)	(3,500)	(252,625)	-	(334,460)
Transfer of Units In(Out)	-	-	-	-	-	-	-	(10,187)	-	-	-	10,187	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	6,839	(342)	1,263	572	60,826	-	69,158	447	16	11,780	266	35,098	-	47,607

Owners’ Capital, December 31, 2021	$-	$7,870	$373,647	$22,677	$2,628,946	$-	$3,033,140	$-	$3,781	$194,618	$3,933	$505,342	$-	$707,674

Sale of Units	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemption of Units	-	-	(15,125)	(4,800)	(473,510)	-	(493,435)	-	-	(69,840)	(3,150)	(170,633)	-	(243,623)
Transfer of Units In(Out)	-	-	-	-	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	-	653	34,134	2,556	286,924	-	324,267	-	1,319	52,324	1,431	176,995	-	232,069

Owners’ Capital, December 31, 2022	$-	$8,523	$392,656	$20,433	$2,442,360	$-	$2,863,972	$-	$5,100	$177,102	$2,214	$511,704	$-	$696,120

Owners’ Capital - Units, December 31, 2019	12,890	25	46,042	1,020	43,832			177	149	9,610	113	16,693
Sale of Units (including transfers)	-	-	-	-	-			-	-	-	-	-
Redemption of Units (including transfers)	(10,768)	-	(40,825)	(367)	(1,732)			-	(56)	(5,794)	-	(5,473)
Owners’ Capital - Units, December 31, 2020	2,122	25	5,217	653	42,100			177	93	3,816	113	11,220

Sale of Units (including transfers)	-	64	-	-	-			-	13	-	-	-
Redemption of Units (including transfers)	(2,122)	-	(1,018)	(382)	(10,638)			(177)	(53)	(1,041)	(53)	(3,581)
Owners’ Capital - Units, December 31, 2021	-	89	4,199	271	31,462			-	53	2,775	60	7,639

Sale of Units (including transfers)	-	-	-	-	-			-	-	-	-	-
Redemption of Units (including transfers)	-	-	(125)	(46)	(4,541)			-	-	(903)	(35)	(1,919)
Owners’ Capital - Units, December 31, 2022	-	89	4,074	225	26,921			-	53	1,872	25	5,720

Net asset value per unit at December 31, 2019	$101.10		$121.58		$113.61			$72.28		$87.18		$81.78

Change in net asset value per unit for the year ended December 31, 2020	(28.42)		(32.63)		(30.28)			(17.10)		(19.64)		(18.26)

Net asset value per unit at December 31, 2020	$72.68		$88.95		$83.33			$55.18		$67.54		$63.52

Change in net asset value per unit for the year ended December 31, 2021	(72.68)		0.03		0.23			(55.18)		2.63		2.63

Net asset value per unit at December 31, 2021	$-		$88.98		$83.56			$-		$70.17		$66.15

Change in net asset value per unit for the year ended December 31, 2022	$-		$7.39		$7.16			$-		$24.47		$23.30

Net asset value per unit at December 31, 2022 (1)	$-		$96.37		$90.72			$-		$94.64		$89.45

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2022, 2021, 2020

	Frontier Long/Short Commodity Fund
	Class 2		Class 3	Class 1a	Class 2a		Class 3a		Non-
	Managing Owner	Limited Owners	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2019	$4,530	$36,515	$991,828	$11,447	$7,861	$73,965	$993	$207,151	$-	$1,334,290

Redemption of Units	(800)	(7,667)	(66,892)	-	-	(1,193)	-	(13,411)	-	(89,964)
Transfer of Units In(Out)	-	-	-	(11,267)	-	-	-	11,267	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	209	1,486	51,835	(180)	413	3,811	55	11,347	-	68,977
Owners’ Capital, December 31, 2020	$3,939	$30,334	$976,771	$-	$8,274	$76,583	$1,048	$216,354	$-	$1,313,303

Sale of Units	-	-	-	-	-	-	-	-	-	-
Redemption of Units	-	(11,508)	(106,533)	-	(1,300)	(4,963)	-	(22,947)	-	(147,251)
Transfer of Units In(Out)	-	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	182	2,219	52,820	-	645	4,619	68	13,719	-	74,272

Owners’ Capital, December 31, 2021	$4,121	$21,045	$923,058	$-	$7,619	$76,239	$1,116	$207,126	$-	$1,240,324

Sale of Units	-	-	-	-	-	-	-	-	-	-
Redemption of Units	(2,000)	-	(120,894)	-	-	(12,788)	-	(10,780)	-	(146,462)
Transfer of Units In(Out)	-	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	944	4,603	195,931	-	1,709	17,238	253	47,733	-	268,411
Owners’ Capital, December 31, 2022	$3,065	$25,648	$998,095	$-	$9,328	$80,689	$1,369	$244,079	$-	$1,362,273

Owners’ Capital - Units, December 31, 2019	56	447	11,581	259	149	1,409	18	3,745
Sale of Units (including transfers)	-	-	-	-	-	-	-	-
Redemption of Units (including transfers)	(10)	(94)	(753)	(259)	-	(23)	-	(38)
Owners’ Capital - Units, December 31, 2020	46	353	10,828	-	149	1,386	18	3,707
Sale of Units (including transfers)	-	-	-	-	-	-	-	-
Redemption of Units (including transfers)	-	(119)	(1,048)	-	(20)	(87)	-	(374)
Owners’ Capital - Units, December 31, 2021	46	234	9,780	-	129	1,299	18	3,333

Sale of Units (including transfers)	-	-	-	-	-	-	-	-
Redemption of Units (including transfers)	(18)	-	(1,103)	-	-	(177)	-	(133)
Owners’ Capital - Units, December 31, 2022	28	234	8,677	-	129	1,122	18	3,199

Net asset value per unit at December 31, 2019		$81.60	$85.64	$44.20		$52.55		$55.31

Change in net asset value per unit for the year ended December 31, 2020		4.39	4.57	(44.20)		2.74		3.06
Net asset value per unit at December 31, 2020		$85.99	$90.21	$-		$55.29		$58.37
Change in net asset value per unit for the year ended December 31, 2021		3.98	4.17	-		3.46		3.79

Net asset value per unit at December 31, 2021		$89.97	$94.38	$-		$58.75		$62.16

Change in net asset value per unit for the year ended December 31, 2022		$19.68	$20.65	$-		$13.18		$14.13

Net asset value per unit at December 31, 2022 (1)		$109.65	$115.03	$-		$71.93		$76.29

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2022, 2021, 2020

	Frontier Balanced Fund
	Class 1	Class 1AP	Class 2		Class 2a		Class 3a	Non-
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Controlling Interests	Total
Owners’ Capital, December 31, 2019	$17,797,600	$238,544	$73,748	$3,288,105	$151,133	$44,048	$900,583	$-	$22,493,761

Redemption of Units (including transfers)	(2,911,348)	(54,192)	-	(400,453)	(29,800)	-	(121,641)	-	(3,517,434)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(5,455,720)	(76,299)	(21,938)	(981,293)	(45,917)	(13,087)	(271,794)	-	(6,866,048)

Owners’ Capital, December 31, 2020	$9,430,532	$108,053	$51,810	$1,906,359	$75,416	$30,961	$507,148	$-	$12,110,279

Redemption of Units (including transfers)	(2,341,345)	(51,153)	(12,500)	(539,532)	(23,500)	(34,162)	(163,035)	-	(3,165,227)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	382,654	9,127	3,838	123,103	4,412	3,201	37,646	-	563,981

Owners’ Capital, December 31, 2021	$7,471,841	$66,027	$43,148	$1,489,930	$56,328	$-	$381,759	$-	$9,509,033

Redemption of Units	(2,018,252)	(7,580)	-	(302,031)	(28,650)	-	-	-	(2,356,513)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	1,680,556	16,422	10,094	361,645	15,604	-	89,887	-	2,174,208

Owners’ Capital, December 31, 2022	$7,134,145	$74,869	$53,242	$1,549,544	$43,282	$-	$471,646	$-	$9,326,728

Owners’ Capital - Units, December 31, 2019	151,814	1,731	397	17,695	938	274	5,611
Redemption of Units (including transfers)	(33,823)	(615)	-	(3,092)	(272)	-	(1,116)

Owners’ Capital - Units, December 31, 2020	117,991	1,116	397	14,603	666	274	4,495
Redemption of Units (including transfers)	(27,772)	(477)	(87)	(3,915)	(200)	(274)	(1,329)

Owners’ Capital - Units, December 31, 2021	90,219	639	310	10,688	466	-	3,166
Sale of Units (including transfers)	-	-	-	-	-	-	-
Redemption of Units (including transfers)	(18,283)	(52)	-	(1,680)	(176)	-	-
Owners’ Capital - Units, December 31, 2022	71,936	587	310	9,008	290	-	3,166

Net asset value per unit at December 31, 2019	$117.23	$137.81		$185.82		$161.04	$160.50
Change in net asset value per unit for the year ended December 31, 2020	(37.30)	(41.00)		(55.28)		(47.84)	(47.69)

Net asset value per unit at December 31, 2020	$79.93	$96.81		$130.54		$113.20	$112.81
Change in net asset value per unit for the year ended December 31, 2021	2.89	6.57		8.86		7.78	7.76

Net asset value per unit at December 31, 2021	$82.82	$103.38		$139.40		$120.98	$120.57
Change in net asset value per unit for the year ended December 31, 2022	$16.35	$24.18		$32.61		$28.49	$28.39
Net asset value per unit at December 31, 2022 (1)	$99.17	$127.56		$172.01		$149.47	$148.96

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2022, 2021, 2020

	Frontier Select Fund						Frontier Global Fund						Frontier Heritage Fund
	Class 1	Class 1AP	Class 2		Non-		Class 1	Class 1AP	Class 2		Non-		Class 1	Class 1AP	Class 2		Non-
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2019	$2,715,051	$10,834	$29,831	$60,910	$-	$2,816,626	$4,471,980	$33,047	$50,058	$293,159	$-	$4,848,244	$2,295,623	$8,333	$28,593	$493,464	$479,024	$3,305,037

Sale of Units	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Payment made by Related Party	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemption of Units	(850,467)	-	(10,200)	(5,197)	-	(865,864)	(1,174,215)	(25,277)	(14,300)	(119,499)	-	(1,333,291)	(94,455)	-	(4,700)	(303,112)	-	(402,266)
Change in control of ownership - Trading Companies	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Operations attributable to non-controlling interests	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Transfer of Units In(Out)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(289,256)	(1,013)	(2,421)	(4,944)	-	(297,634)	(555,793)	(7,770)	(4,392)	(16,349)	-	(584,304)	(32,016)	127	212	(6,787)	(479,024)	(517,489)

Owners’ Capital, December 31, 2020	$1,575,328	$9,821	$17,210	$50,769	$-	$1,653,128	$2,741,972	$-	$31,366	$157,311	$-	$2,930,649	$2,169,152	$8,460	$24,105	$183,565	$-	$2,385,282

Payment made by Related Party	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemption of Units	(381,729)	(656)	(4,200)	(482)	-	(387,067)	(802,573)	-	(7,000)	-	-	(809,573)	(217,618)	(1,101)	(3,000)	(36,721)	-	(258,440)
Operations attributable to non-controlling interests	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Transfer of Units In(Out)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	140,919	1,094	1,971	5,825	-	149,809	(13,071)	-	663	2,673	-	(9,735)	167,716	883	2,814	24,053	-	195,466

Owners’ Capital, December 31, 2021	$1,334,518	$10,259	$14,981	$56,112	$-	$1,415,870	$1,926,328	$-	$25,029	$159,984	$-	$2,111,341	$2,119,250	$8,242	$23,919	$170,897	$-	$2,322,308

Sale of Units	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemption of Units	(100,095)	(1,330)	(2,400)	(5,200)	-	(109,025)	(540,252)	-	(12,500)	(140,948)	-	(693,700)	(316,598)	-	(5,800)	(57,276)	-	(379,674)
Transfer of Units In(Out)	-	-	-		-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	182,690	1,625	2,587	8,859	-	195,761	1,303,049	-	16,292	91,221	-	1,410,562	1,028,180	4,415	13,006	98,122	-	1,143,723

Owners’ Capital, December 31, 2022	$1,417,113	$10,554	$15,168	$59,771	$-	$1,502,606	$2,689,125	$-	$28,821	$110,257	$-	$2,828,203	$2,830,832	$12,657	$31,125	$211,743	$-	$3,086,357

Owners’ Capital - Units, December 31, 2019	40,793	138	288	585			34,003	214	260	1,520			23,536	73	186	3,213

Sale of Units (including transfers)	-	-	-	-			-	-	-	-			-	-	-	-
Redemption of Units (including transfers)	(13,887)	-	(105)	(46)			(9,279)	(214)	(73)	(581)			(964)	-	(31)	(2,036)

Owners’ Capital - Units, December 31, 2020	26,906	138	183	539			24,724	-	187	939			22,572	73	155	1,177

Sale of Units (including transfers)
Redemption of Units (including transfers)	(5,855)	(9)	(41)	(4)			(7,124)	-	(40)	-			(2,081)	(9)	(16)	(189)

Owners’ Capital - Units, December 31, 2021	21,051	129	142	535			17,600	-	147	939			20,491	64	139	988

Sale of Units (including transfers)	-	-	-	-
							-	-	-	-			-	-	-	-
Redemption of Units (including transfers)	(1,157)	(14)	(18)	(43)			(3,086)	-	(50)	(568)			(2,125)	-	(21)	(191)

Owners’ Capital - Units, December 31, 2022	19,894	115	124	492			14,514	-	97	371			18,366	64	118	797

Net asset value per unit at December 31, 2019	$66.56	$78.51		$103.94			$131.52	$154.43		$192.82			$97.54	$114.15		$153.59

Change in net asset value per unit for the year ended December 31, 2020	(8.01)	(7.52)		(9.74)			(20.62)	(154.43)		(25.26)			(1.44)	2.35		2.32

Net asset value per unit at December 31, 2020	$58.55	$70.99		$94.20			$110.90	$-		$167.56			96.10	116.50		155.92

Change in net asset value per unit for the year ended December 31, 2021	4.84	8.22		10.90			(1.45)	-		2.84			7.33	12.69		16.99

Net asset value per unit at December 31, 2021	$63.39	$79.21		$105.10			$109.45	$-		$170.40			$103.43	$129.19		$172.91

Change in net asset value per unit for the year ended December 31, 2022	$7.84	$12.50		$16.60			$75.82	$-		$126.85			$50.71	$69.23		$92.64

Net asset value per unit at December 31, 2022 (1)	$71.23	$91.71		$121.70			$185.27	$-		$297.25			$154.14	$198.42		$265.55

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2022, 2021, 2020

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	12/31/2022	12/31/2021	12/31/2020	12/31/2022	12/31/2021	12/31/2020	12/31/2022	12/31/2021	12/31/2020
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$324,267	$69,158	$(2,839,310)	$232,069	$47,607	$(463,115)	$268,411	$74,272	$68,977
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in)
operating activities:
Change in:
Net change in ownership allocation of U.S. Treasury securities	400,338	897,176	3,801,487	26,239	(135,864)	346,666	(43,649)	(139,882)	(1,347,014)
Net unrealized (gain)/loss on swap contracts	-	-	1,537,399	-	-	-	-	-	(44,277)
Net unrealized (gain)/loss on U.S. Treasury securities	2,303	832	(23,758)	89	(227)	4,357	653	(1,187)	1,009
Net realized (gain)/loss on U.S. Treasuries securities	7,623	4,809	14,579	3,779	3,365	(8,759)	5,686	5,738	(737)
Net unrealized (gain)/loss on private investment companies	(168,307)	(98,954)	(946,785)	(192,089)	(64,947)	(393,123)	(243,664)	(53,498)	(283,384)
Net realized (gain)/loss on private investment companies	(251,470)	(98,105)	1,549,052	(89,888)	(24,753)	754,772	(56,892)	(47,148)	405,836
(Purchases) sales of:
Sales of swap contracts	-	4,870,025	4,870,025	-	-	-	-	594,898	594,898
(Purchases) of swap contracts	-	(4,469,147)	(4,469,147)	-	-	-	-	(115,000)	(115,000)
Sales of U.S. Treasury securities	180,769	552,562	(1,888,716)	107,457	291,260	530,370	181,323	763,556	2,003,499
(Purchases) of U.S. Treasury securities	(606,238)	(1,065,811)	(2,231,818)	(141,762)	(153,851)	(852,963)	(174,336)	(185,359)	(1,054,832)
U.S. Treasury interest and premium paid/amortized	6,281	4,550	441	2,815	3,141	2,476	3,427	3,722	4,010
(Purchases) of Private Investment Companies	(974,066)	(6,219,401)	(2,163,542)	(472,671)	(1,535,116)	(1,178,274)	(173,106)	(703,517)	(206,942)
Reduction of collateral in Swap contracts	-	(400,878)	4,446,306	-	-	-	-	(479,898)	(73,100)
Sale of Private Investment Companies	1,452,935	7,222,405	7,222,405	687,285	2,001,031	2,001,031	400,702	333,194	333,194
Increase and/or decrease in:
Investments in unconsolidated trading companies, at fair value	2,117	(14,119)	7,481	2,852	(13,363)	10,098	(16,269)	10,195	(3,025)
Interest receivable	(334)	7,817	(6,507)	(87)	132	460	(697)	8,904	(7,784)
Receivable from related parties	-	4,892	6,561	-	266	(266)	-	5,205	(5,205)
Other assets	-	-	5,700	-	-	-	-	-	-
Redemptions receivable from private investment companies	-	31,886	140,020	-	24,837	(24,837)	-	1,251	(1,251)
Interest payable to Managing Owner	-	-	-	-	-	-	21	(55)	87
Trading fees payable to Managing Owner	436	(3,359)	(23,301)	561	(1,578)	(6,213)	40	1,126	(1,187)
Service fees payable to Managing Owner	2	(302)	(3,007)	-	(27)	(134)	2	1	18
Advance on unrealized Swap Appreciation	-	-	-	-	-	-	-	-	(115,000)
Subscriptions in advance for service fee rebates	-	-	119	-	-	184	-	-	173
Other liabilities	(2,108)	728	3,110	(1,091)	1,608	(328)	496	(2,367)	2,641
Net cash provided by (used in) operating activities	374,548	1,296,764	9,008,794	165,558	443,521	722,402	152,148	74,151	155,604

Cash Flows from Financing Activities:
Proceeds from sale of units	-	6,000	-	-	1,000	-	-	-	-
Payment for redemption of units	(493,435)	(1,224,988)	(4,977,342)	(243,623)	(334,461)	(781,398)	(146,462)	(147,249)	(89,964)
Advance on unrealized Swap Appreciation	-	-	(4,000,000)	-	-	-	-	-	-
Change in owner redemptions payable	-	-	-	19,922	(38,128)	38,128	(7,511)	20,299	(6,585)

Net cash provided by (used in) financing activities	(493,435)	(1,218,988)	(8,977,342)	(223,701)	(371,589)	(743,270)	(153,973)	(126,950)	(96,549)

Net increase (decrease) in cash and cash equivalents	(118,887)	77,776	31,452	(58,143)	71,932	(20,868)	(1,825)	(52,799)	59,055

Cash and cash equivalents, beginning of year	165,491	87,715	56,263	76,703	4,771	25,639	40,528	93,327	34,272
Cash and cash equivalents, end of year	$46,604	$165,491	$87,715	$18,560	$76,703	$4,771	$38,703	$40,528	$93,327

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2022, 2021, 2020

	Frontier Balanced Fund			Frontier Select Fund
	12/31/2022	12/31/2021	12/31/2020	12/31/2022	12/31/2021	12/31/2020
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$2,174,208	$563,981	$(6,866,048)	$195,761	$149,809	$(297,634)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	13,166	85,604	5,744	-	-	-
Net change in ownership allocation of U.S. Treasury securities	(428,684)	465,487	(220,865)	7,778	(235,383)	(826,946)
Net unrealized (gain)/loss on swap contracts	-	-	3,088,917	-	-	-
Net realized (gain)/loss on swap contracts	-	-	2,448,166	-	-	-
Net unrealized (gain)/loss on U.S. Treasury securities	(8,388)	(1,499)	5,410	454	(852)	2,628
Net realized (gain)/loss on U.S. Treasury securities	27,240	11,502	(25,729)	4,946	3,778	(3,696)
Net unrealized (gain)/loss on private investment companies	(1,673,486)	(171,769)	(619,705)	(345,213)	(3,095)	(66,982)
Net realized (gain)/loss on private investment companies	(666,011)	(542,771)	1,593,919	42,378	(233,656)	240,757
(Purchases) sales of:
Sales of swap contracts	-	-	7,586,366	-	-	-
(Purchases) of swap contracts	-	-	(7,355,251)	-	-	-
Sales of U.S. Treasury securities	853,454	1,827,896	3,915,124	131,330	377,421	2,403,975
(Purchases) of U.S. Treasury securities	(606,238)	(1,065,811)	(4,746,242)	(164,272)	(155,247)	(1,467,357)
U.S. Treasury interest and premium paid/amortized	-	265	6,461	-	-	-
(Purchases) of Private Investment Companies	(2,530,199)	(4,841,423)	(4,848,308)	(854,667)	(2,007,482)	(2,136,722)
Sale of Private Investment Companies	4,854,163	7,155,734	7,155,734	1,081,959	2,508,522	2,508,522
Reduction of collateral in Swap contracts	-	-	6,176,555	-	-	-
Increase and/or decrease in:
Receivable from futures commission merchants	498,121	(584,389)	2,292,269	-	-	-
Investments in unconsolidated trading companies, at fair value	(101,192)	14,778	1,112	(10,900)	(9,514)	505,355
Interest receivable	(4,176)	24,656	(21,201)	(526)	(222)	2,268
Receivable from related parties	-	14,602	(14,602)	-	-	-
Redemptions receivable from private investment companies	-	55,473	324,638	-	67,876	(67,876)
Incentive fees payable to Managing Owner	(54,010)	54,702	-	-	-	-
Management fees payable to Managing Owner	142	(7,423)	59	-	-	-
Interest payable to Managing Owner	1,349	(419)	1,271	146	17	179
Trading fees payable to Managing Owner	3,976	(4,924)	(32,285)	772	(251)	(2,067)
Service fees payable to Managing Owner	(1,530)	(3,067)	(20,254)	106	(185)	(3,197)
Risk analysis fees payable	62	867	1,048	-	-	-
Payables to related parties	-	-	-	-	(26,129)	26,129
Subscriptions in advance for service fee rebates	22,116	22,486	27,157	970	1,613	2,568
Other liabilities	1,095	(3,486)	6,886	46	1,186	(8,509)

Net cash provided by (used in) operating activities	2,375,178	3,071,052	9,866,346	91,068	438,206	811,395

Cash Flows from Financing Activities:
Payment for redemption of units	(2,356,513)	(3,165,227)	(3,517,435)	(109,025)	(387,066)	(865,865)
Advance on unrealized Swap Appreciation	-	-	(6,176,555)	-	-	-
Change in owner redemptions payable	14,669	20,382	(39,059)	-	-	(6,875)

Net cash provided by (used in) financing activities	(2,341,844)	(3,144,845)	(9,733,049)	(109,025)	(387,066)	(872,740)

Net increase (decrease) in cash and cash equivalents	33,334	(73,793)	143,297	(17,957)	51,140	(61,345)

Cash and cash equivalents, beginning of year	188,010	261,803	118,506	51,140	-	61,345
Cash and cash equivalents, end of year	$221,344	$188,010	$261,803	$33,183	$51,140	$-

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2022, 2021, 2020

	Frontier Global Fund			Frontier Heritage Fund
	12/31/2022	12/31/2021	12/31/2020	12/31/2022	12/31/2021	12/31/2020
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$1,410,562	$(9,735)	$(584,304)	$1,143,723	$195,466	$(38,465)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in ownership allocation of U.S. Treasury securities	168,882	(101,461)	(223,579)	149,201	(40,786)	(1,547,348)
Net unrealized (gain)/loss on swap contracts	-	-	-	-	-	(197,829)
Net realized (gain)/loss on swap contracts	-	-	-	-	-	97,745
Net unrealized (gain)/loss on U.S. Treasury securities	1,779	2,520	7,981	1,944	1,279	(1,057)
Net realized (gain)/loss on U.S. Treasuries securities	6,920	2,415	(11,678)	6,217	3,385	(900)
Net unrealized (gain)/loss on private investment companies	(962,203)	97,778	751,136	(906,091)	(197,905)	(227,342)
Net realized (gain)/loss on private investment companies	(671,439)	(292,612)	(455,079)	(461,959)	(156,731)	83,882
(Purchases) sale of:
Sales of U.S. Treasury Securities	134,003	375,978	877,516	114,081	337,555	2,493,564
(Purchases) of U.S. Treasury securities	(309,686)	(277,451)	(629,240)	(302,790)	(237,408)	(940,190)
U.S. Treasury interest and premium paid/amortized	-	-	-	-	-	-
Sales of swap contracts	-	-	-	-	1,491,966	1,491,966
(Purchases) of swap contracts	-	-	-	-	(978,809)	(978,809)
(Purchases) of Private Investment Companies	(741,782)	(1,088,812)	(556,666)	(531,551)	(820,627)	(1,168,275)
Sale of Private Investment Companies	1,568,992	2,214,920	2,214,920	1,167,734	1,203,951	1,203,951
Reduction of collateral in Swap contracts	-	-		-	(513,156)	2,474,936
Increase and/or decrease in:
Investments in unconsolidated trading companies, at fair value	7,618	(22,735)	10,735	(18,883)	(6,207)	16,011
Interest receivable	(39)	(1)	438	(813)	1,263	111
Advance on unrealized Swap Appreciation	-	-	-	-	-	(1,900,000.00)
Receivable from related parties	-	319	(319)	-	845	(845.00)
Management fees payable to Managing Owner	-	-	-	-	-	-
Interest payable to Managing Owner	(10)	(14)	270	230	78	(27)
Trading fees payable to Managing Owner	2,947	(2,316)	(10,691)	3,372	602	(3,465)
Service fees payable to Managing Owner	1,451	(1,362)	(4,915)	1,482	156	(568)
Subscriptions in advance for service fee rebates	3,575	4,139	4,646	9,853	6,609	6,073
Other liabilities	(1,996)	2,768	(8,338)	551	596	(948)

Net cash provided by (used in) operating activities	619,573	904,338	1,382,833	376,301	292,122	862,171

Cash Flows from Financing Activities:
Payment for redemption of units	(693,700)	(809,572)	(1,333,292)	(379,674)	(258,439)	(402,266)
Change in non-controlling interest	-	-	-	-	-	(479,025)
Change in owner redemptions payable	(27,561)	27,561	(71,379)	-	-	(9,735)

Net cash provided by (used in) financing activities	(721,261)	(782,011)	(1,404,671)	(379,674)	(258,439)	(891,026)

Net increase (decrease) in cash and cash equivalents	(101,688)	122,327	(21,838)	(3,373)	33,683	(28,855)

Cash and cash equivalents, beginning of year	128,021	5,694	27,532	48,839	15,156	44,011
Cash and cash equivalents, end of year	$26,333	$128,021	$5,694	$45,466	$48,839	$15,156

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Financial Statements

1. Organization and Purpose

Frontier Funds, which is referred to in this report as the “Trust”, was formed on August 8, 2003, as a Delaware statutory trust. Please refer to the combined consolidated financial statements of the Trust included within this periodic report. The Trust is a multi-advisor commodity pool, as described in Commodity Futures Trading Commission (the “CFTC”) Regulation § 4.10(d)(2). The Trust has authority to issue separate series, or each, a Series, of units of beneficial interest (the “Units”) pursuant to the requirements of the Delaware Statutory Trust Act, as amended (the “Trust Act”). The assets of each Series are valued and accounted for separately from the assets of other Series. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). It is managed by Frontier Fund Management LLC (the “Managing Owner”).

Purchasers of Units are limited owners of the Trust (“Limited Owners”) with respect to beneficial interests of the Series’ Units purchased. The Trust Act provides that, except as otherwise provided in the second amended and restated declaration of trust and trust agreement dated December 9, 2013, as further amended, by and among the Managing Owner, Wilmington Trust Company as trustee and the unitholders, as may be amended from time to time (“Trust Agreement”), unitholders of the Trust will have the same limitation of liability as do stockholders of private corporations organized under the General Corporation Law of the State of Delaware. The Trust Agreement confers substantially the same limited liability, and contains the same limited exceptions thereto, as would a limited partnership agreement for a Delaware limited partnership engaged in like transactions as the Trust. In addition, pursuant to the Trust Agreement, the Managing Owner of the Trust is liable for obligations of a Series in excess of that Series’ assets. Limited Owners do not have any such liability. The Managing Owner will make contributions to the Series of the Trust necessary to maintain at least a 1% interest in the aggregate capital, profits and losses of the combined Series’ of the Trust.

The Trust has been organized to pool investor funds for the purpose of trading in the United States (“U.S.”) and international markets for currencies, interest rates, stock indices, agricultural and energy products, precious and base metals and other commodities. The Trust may also engage in futures contracts, forwards, option contracts and derivative instruments, including swap contracts.

The Trust has seven (7) separate and distinct Series of Units issued and outstanding: Frontier Diversified Fund, Frontier Masters Fund, Frontier Long/Short Commodity Fund, Frontier Balanced Fund, Frontier Select Fund, Frontier Global Fund, and Frontier Heritage Fund, (each a “Series” and collectively, the “Series”). The Trust, with respect to the Series, may issue additional Series of Units.

The Trust, with respect to each Series:

●	engages in the speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts), and may, from time to time, engage in cash and spot transactions;

●	allocates funds to a limited liability trading company or companies (“Trading Company” or “Trading Companies”) or to an unaffiliated series limited liability company (“Galaxy Plus entities” or “Galaxy Plus entity”). Except as otherwise described in these notes, each Trading Company and Galaxy Plus entity has one-year renewable contracts with its own independent commodity trading advisor(s), or each, a Trading Advisor, that will manage all or a portion of such Trading Company’s and Galaxy Plus assets and make the trading decisions for the assets of each Series invested in such Trading Company and Galaxy Plus entity. Each Trading Company and Galaxy Plus entity will segregate its assets from any other Trading Company and Galaxy Plus entity;

●	maintains separate, distinct records for each Series, and accounts for the assets of each Series separately from the other Series;

●	calculates the Net Asset Value (“NAV”) of its Units for each Series separately from the other Series;

●	has an investment objective of increasing the value of each Series’ Units over the long term (capital appreciation), while managing risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments;

●	maintains each Series of Units in three to seven sub-classes—Class 1, Class 1AP, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of Frontier Diversified Fund, Frontier Masters Fund, and Frontier Long/Short Commodity Fund are charged a service fee of up to two percent (2.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to two percent (2.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to two percent (2.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. Investors who have purchased Class 1 or Class 1a Units of Frontier Balanced Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Global Fund are charged a service fee of up to three percent (3.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to selling agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Frontier Diversified Fund, and Frontier Masters Fund or Class 2a Units of the Frontier Long/Short Commodity Fund sold) until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series. Class 1AP was created as a sub-class of Class 1 and it has been presented separately because the fees applicable to it are different from those applicable to Class 1. Currently the service fee is not charged to Class 1AP investors. The Managing Owner may also pay selling agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such Selling agents; and

●	all payments made to selling agents who are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and their associated persons that constitute underwriting compensation will be subject to the limitations set forth in Rule 2310(b)(4)(B)(ii) (formerly Rule 2810(b)(4)(B)(ii)) of the Conduct Rules of FINRA (“Rule 2310”). An investor’s Class 1 Units or Class 2 Units of any Series, or Class 2a Units of the Frontier Long/Short Commodity Fund or Frontier Balanced Fund will be classified as Class 3 or Class 3a Units of such Series, as applicable, when the Managing Owner determines that the fee limitation set forth in Rule 2310 with respect to such Units has been reached or will be reached. The service fee limit applicable to each unit sold is reached upon the earlier of when (i) the aggregate initial and ongoing service fees received by the selling agent with respect to such unit equals 9% of the purchase price of such unit or (ii) the aggregate underwriting compensation (determined in accordance with FINRA Rule 2310) paid in respect of such unit totals 10% of the purchase price of such unit. No service fees are paid with respect to Class 3 or Class 3a Units. Units of any Class in a Series may be redeemed, in whole or in part, on a daily basis, at the then current NAV per Unit for such Series on the day of the week after the date the Managing Owner is in receipt of a redemption request for at least one (1) business day to be received by the Managing Owner prior to 4:00 PM in New York.

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

As of December 31, 2022, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into two separate Classes—Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund and Frontier Heritage Fund separates Units into three separate Classes—Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Global Fund, separates Units into two separate Classes—Class 1 and Class 2. The Trust, with respect to the Frontier Balanced Fund, separates Units into five separate Classes—Class 1, Class 1AP, Class 2, Class 2a and Class 3a. The Trust, with respect to the Frontier Long/Short Commodity Fund, separates Units into four separate Classes—Class 2, Class 2a, Class 3 and Class 3a.

Between April 15, 2016 and May 10, 2017, a portion of the interests in Frontier Trading Company I, LLC and all of the interests in Frontier Trading Company VII, LLC, Frontier Trading Company XV, LLC, and Frontier Trading Company XXIII LLC held by Frontier Diversified Fund, Frontier Masters Fund, Frontier Select Fund, Frontier Balanced Fund and Frontier Long/Short Commodity Fund were exchanged for equivalent interests in the Galaxy Plus Managed Account Platform (“Galaxy Plus Platform”) which is an unaffiliated, third-party managed account platform. The assets of Frontier Trading Company I, LLC, which included exposure to Quantmetrics Capital Management LLP’s Multi-Strategy Program, Quantitative Investment Management, LLC’s Quantitative Global Program, Quest Partners LLC’s Quest Tracker Index Program, Chesapeake Capital Management, LLC’s Diversified Program, and Doherty Advisors LLC’s Relative Value Moderate Program, the assets of Frontier Trading Company VII, LLC, which included exposure to Emil van Essen LLC’s Multi-Strategy Program, Red Oak Commodity Advisors, Inc.’s Fundamental Diversified Program, Rosetta Capital Management, LLC’s Rosetta Trading Program, and Landmark Trading Company’s Landmark Program, the assets of Frontier Trading Company XV, LLC, which included exposure to Transtrend B.V.’s TT Enhanced Risk (USD) Program, and the assets of Frontier Trading Company XXIII, LLC which included exposure to Fort L.P.’s Global Contrarian Program have been transferred to individual Delaware limited liability companies (“Master Funds”) in Galaxy Plus. Each Master Fund is sponsored and operated by New Hyde Park Alts, LLC (“New Hyde Park”). New Hyde Park has contracted with the Trading Advisors to manage the portfolios of the Master Funds pursuant to the advisors’ respective program. For those Series that invest in Galaxy Plus, approximately 75-95% of those Series assets are used to support the margin requirements of the Master Funds. The remaining assets of the Series are split between investments in Trading Companies and a pooled cash management account that invests primarily in U.S. Treasury securities. All the funds are invested in Galaxy Plus entities.

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

Consolidation— The Series, through investing in the Trading Companies and Galaxy Plus, authorize certain Trading Advisors to place trades and manage assets at pre- determined investment levels. The Trading Companies were organized by the Managing Owner for the purpose of investing in commodities interests and derivative instruments, and have no operating income or expenses, except for trading income and expenses and a risk analysis fee (for closed Series only), all of which is allocated to the Series if consolidated by a Series. Galaxy Plus is a series of Delaware limited liability companies, sponsored by New Hyde Park, that create exposure to a variety of third party professional managed futures and foreign exchange advisors. Galaxy Plus is available to qualified high-net-worth individuals and institutional investors. Trading Companies in which a Series has a controlling and majority interest as calculated on that Series’ pro-rata net asset value in the Trading Company are consolidated by such Series. Investments in Trading Companies in which a Series does not have a controlling and majority interest and all interests in Galaxy Plus entities are accounted for using net asset value as the practical expedient, which approximates fair value. Fair value represents the proportionate share of the Series’ interest in the NAV in a Trading Company or Galaxy Plus entity. The equity interest held by Series of the Trust is shown as investments in unconsolidated Trading Companies or investments in private investment companies in the consolidated statements of financial condition. The income or loss attributable thereto in proportion of investment level is shown in the consolidated statements of operations as change in fair value of investments in unconsolidated Trading Companies or net unrealized gain/(loss) on private investment companies.

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

As of December 31, 2022, and 2021, the consolidated statements of financial condition of Frontier Balanced Fund included the assets and liabilities of its wholly owned interests in Frontier Trading Company I, LLC.

For the year ended December 31, 2022, 2021 and 2020 the consolidated statements of operations of Frontier Balanced Fund included the earnings of its wholly owned interest in Frontier Trading Company I, LLC and for the year ended December 31, 2020, for its wholly owned interest in Frontier Trading Company XXXIV, LLC.

For the year ended December 31, 2020, the consolidated statements of operations of Frontier Long/Short Commodity Fund included the earnings of its wholly owned Trading Company listed above.

For the years ended December 31, 2020 the consolidated statements of operations of Frontier Diversified Fund included the earnings of its wholly owned Trading Company listed above.

As of and for the year ended December 31, 2020, the consolidated statement of operations of Frontier Heritage Fund included the earnings of its majority owned Trading Company, Frontier Trading Company XXXIX, LLC.

For the year ended December 31, 2022, 2021 and 2020, the consolidated statements of operations of Frontier Select Fund included the earnings of its majority owned Trading Company.

Each of the Series has invested in Frontier Trading Company XXXVIII, LLC on the same basis as its ownership in the cash pool. Frontier Trading Company XXXVIII, LLC’s assets, liabilities and earnings are allocated to all of the Series of the Trust based on their proportionate share of the cash pool. Each Series investment in the Frontier Trading Company XXXVIII, LLC is listed under Investments in unconsolidated trading companies, at fair value on the Consolidated Statements of Financial Condition.

Use of Estimates—The preparation of consolidated financial statements in conformity with GAAP may require the Managing Owner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The valuation of swap contracts requires significant estimates as well as the valuation of certain other investments. Please refer to Note 3 for discussion of valuation methodology. Actual results could differ from these estimates, and such differences could be material.

Cash and Cash Equivalents—Cash and cash equivalents include cash and overnight investments in interest-bearing demand deposits held at banks with original maturities of three months or less. This cash is not restricted.

Interest Income— U.S. Treasury Securities are pooled for purposes of maximizing returns on these assets to investors of all Series. Interest income from pooled cash management assets is recognized on the accrual basis and allocated daily to each Series based upon its daily proportion of ownership of the pool. Aggregate interest income from all sources, including U.S. Treasuries and assets held at a futures commission merchant (“FCM”), of up to two percentage points of the aggregate percentage yield (annualized) of net asset value less any fair market value related to swaps, is paid to the Managing Owner by the Frontier Balanced Fund (Class 1, and Class 2 only), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Select Fund, Frontier Global Fund and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a and Class 3a), Frontier Masters Fund and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 100% of the interest is retained by the respective Series. All interest not paid to the Managing Owner is interest income to the Series and shown net on the consolidated statement of operations. The amount reflected in the consolidated financial statements of the Series are disclosed on a net basis. Due to some classes not exceeding the 2% paid to the Managing Owner, amounts earned by those Series may be zero.

U.S. Treasury Securities—U.S. Treasury Securities are allocated to all Series of the Trust based on each Series’ percentage ownership in the pooled cash management assets as of the reporting date. They are reported at fair value as Level 1 inputs under ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). The Series of the Trust valued U.S. Treasury Securities at fair value and recorded the daily change in value in the consolidated statements of operations as net unrealized gain/(loss) on U.S. Treasury securities. Accrued interest is reported on the consolidated statements of financial condition as interest receivable.

Receivable from Futures Commission Merchants—The Series of the Trust deposit assets with a FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust, with respect to the Series, earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2022 and 2021 included restricted cash for margin requirements of $320,939 and $801,701 respectively, for the Frontier Balanced Fund.

Investment Transactions—Futures, options on futures, forward and swap contracts are recorded on a trade date basis and realized gains or losses are recognized when contracts are settled. Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the consolidated statements of financial condition as open trade equity (deficit) for futures and forwards as there exists a right of offset of unrealized gains or losses in accordance with ASC 210, Balance Sheet (“ASC 210”) and Accounting Standards Update (ASU) 2013-01, Balance Sheet (Topic 210).

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

Purchase and Sales of Private Investment Companies – The Series are able to subscribe into and redeem from the Galaxy Plus entities on a weekly basis. The value of the private investment companies is determined by New Hyde Park and reported on a daily basis. The change in the difference between the total purchase cost and the fair value calculated by New Hyde Park is recorded as net unrealized gain/(loss) on private investment companies on the consolidated statements of operations.

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

Allocation of Earnings—Each Series of the Trust may maintain three to seven subclasses of Units—Class 1, Class 2, Class 3, Class 1a, Class 2a, Class 3a, and Class 1AP. All classes have identical voting, dividend, liquidation and other rights and the same terms and conditions, except that fees charged to a Class or Series differ as described below. Revenues, expenses (other than expenses attributable to a specific class), and realized and unrealized trading gains and losses of each Series are allocated daily to Class 1, Class 1a, Class 2, Class 2a, Class 3, Class 3a and Class 1AP Units based on each Class’s respective owners’ capital balances as applicable to the classes maintained by the Series.

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

Income Taxes—The Trust, with respect to the Series, applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust, with respect to the Series’, consolidated financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.

The 2019 through 2022 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

Fees and Expenses—All management fees, incentive fees, service fees, risk analysis fees (for closed Series only) and trading fees of the Trust, with respect to the Series, are paid to the Managing Owner. It is the responsibility of the Managing Owner to pay all Trading Advisor management and incentive fees, selling agent service fees and all other operating expenses and continuing offering costs of the Trust, with respect to the Series. Only management fees and incentive fees related to assets allocated through Trading Companies are included in expense on the consolidated statements of operations. The Series are all charged management and incentive fees on the asset allocated through the Galaxy Plus entities. Those fees are included in unrealized gain/(loss) on private investment companies on the consolidated statements of operations. The Series are also charged management and incentive fees on assets allocated to swaps. Such fees are embedded in the fair value of the swap and are included in net unrealized gain (loss) on swap contracts on the consolidated statements of operations.

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

Each Series is charged service fees as outlined above. In some cases, amounts paid to selling agents might be less than the amount charged to the Series. When this occurs, the service fee is rebated back to the investor in the form of additional units. During 2022, 2021 and 2020, the Series were not allowed to issue additional units. The Managing Owner has determined that the purchase of additional units of the relevant Series will commence in 2023 when the Series are allowed to sell shares again. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as subscriptions in advance for service fee rebates of $22,650, $393, $31,725, $391,457, $22,046, $162,385 and $79,667 for the Frontier Diversified, Long/Short Commodity, Masters, Balanced, Select, Global and Heritage Funds, respectively, as of December 31, 2022.

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

Recently Adopted Accounting Pronouncements— In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. In general, the amendments in ASU 2018-13 are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt the removed or modified disclosures upon the issuance of ASU 2018-13 and may delay adoption of the additional disclosures, which are required for public companies only, until their effective date. Management has evaluated the impacts of ASU 2018-13 and ensured that the consolidated financial statements are compliant.

Subsequent Events—Each Series follows the provisions of ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date and up through the date the consolidated financial statements are issued. Refer to Note 11.

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

The following table summarizes investment in each Series measured at fair value on a recurring basis as of December 31, 2022 and December 31, 2021 segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value.

December 31, 2022	Practical Expedient (NAV)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$28,671	$-	$-	$-	$28,671
U.S. Treasury Securities	-	42,198	-	-	42,198
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	11,418	-	-	-	11,418
U.S. Treasury Securities	-	16,805	-	-	16,805
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	23,810	-	-	-	23,810
U.S. Treasury Securities	-	35,044	-	-	35,044
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	136,169	-	-	-	136,169
Open Trade Equity (Deficit)	-	1,670	-	-	1,670
U.S. Treasury Securities	-	200,417	-	-	200,417
Frontier Select Fund
Investment in Unconsolidated Trading Companies	20,414	-	-	-	20,414
U.S. Treasury Securities	-	30,046	-	-	30,046
Frontier Global Fund
Investment in Unconsolidated Trading Companies	16,200	-	-	-	16,200
U.S. Treasury Securities	-	23,843	-	-	23,843
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	27,970	-	-	-	27,970
U.S. Treasury Securities	-	41,167	-	-	41,167

December 31, 2021	Practical Expedient (NAV)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$30,788	$-	$-	$-	$30,788
U.S. Treasury Securities	-	33,274	-	-	33,274
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	14,270	-	-	-	14,270
U.S. Treasury Securities	-	15,422	-	-	15,422
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	7,541	-	-	-	7,541
U.S. Treasury Securities	-	8,148	-	-	8,148
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	34,977	-	-	-	34,977
Open Trade Equity (Deficit)	-	14,836	-	-	14,836
U.S. Treasury Securities	-	37,801	-	-	37,801
Frontier Select Fund
Investment in Unconsolidated Trading Companies	9,514	-	-	-	9,514
U.S. Treasury Securities	-	10,282	-	-	10,282
Frontier Global Fund
Investment in Unconsolidated Trading Companies	23,818	-	-	-	23,818
U.S. Treasury Securities	-	25,740	-	-	25,740
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	9,087	-	-	-	9,087
U.S. Treasury Securities	-	9,820	-	-	9,820

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of December 31, 2022, none of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain swaps and is recorded as collateral within the swap fair value within the Statements of Financial Condition. The cash held with the counterparty is not restricted.

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

The following table summarizes each of the Series’ investments in unconsolidated Trading Companies as of December 31, 2022 and 2021:

	As of December 31, 2022		As of December 31, 2021
	Percentage of		Percentage of
	Series Total		Series Total
	Capital Invested in		Capital Invested in
	Unconsolidated Trading Companies	Fair Value	Unconsolidated Trading Companies	Fair Value
Series

Frontier Diversified Series —
Frontier Trading Company XXXVIII	1.00%	$28,671	1.02%	$30,788
Frontier Masters Fund —
Frontier Trading Company XXXVIII	1.64%	$11,418	2.02%	$14,270
Frontier Long/Short Commodity Fund —
Frontier Trading Company XXXVIII	1.75%	$23,810	0.61%	$7,541
Frontier Balanced Fund —
Frontier Trading Company XXXVIII	1.46%	$136,169	0.37%	$34,977
Frontier Select Fund —
Frontier Trading Companies XXXVIII	1.36%	$20,414	0.67%	$9,514
Frontier Global Fund —
Frontier Trading Company XXXVIII	0.57%	$16,200	1.13%	$23,818
Frontier Heritage Fund —
Frontier Trading Company XXXVIII	0.91%	$27,970	0.39%	$9,087

The Series investments in private investment companies have certain redemption and liquidity restrictions which are described in the following table:

	Redemptions	Redemptions	Liquidity
	Notice Period	Permitted	Restrictions
Frontier Diversified Fund
Multi-Strategy
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None

Frontier Masters Fund
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Multi-Strategy
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None

Frontier Long/Short Commodity Fund
Multi-Strategy
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	24 hours	Daily	None
Galaxy Plus Fund - Volt Diversified Alpha Feeder Fund (550) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None

Frontier Balanced Fund
Multi-Strategy
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None

Frontier Select Fund
Multi-Strategy
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None

Frontier Global Fund
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None

Frontier Heritage Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None

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

The Managing Owner has determined that the purchase of additional units of the relevant series will commence in 2023. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $22,650, $393, $31,725, $391,457, $22,046, $162,385 and $79,667 for the Frontier Diversified, Long/Short Commodity, Masters, Balanced, Select, Global and Heritage Funds, respectively, as of December 31, 2022.

The following table summarizes fees earned by the Managing Owner for the years ended December 31, 2022, 2021 and 2020.

For the Year Ended December 31, 2022	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$(13,788)	$-	$1,128	$123,260
Frontier Masters Fund	-	-	563	55,575
Frontier Long/Short Commodity Fund	-	-	270	41,502
Frontier Balanced Fund	213,064	18,115	263,174	475,553
Frontier Select Fund	-	-	53,197	60,136
Frontier Global Fund	-	-	84,304	148,079
Frontier Heritage Fund	-	-	92,170	140,566

For the Year Ended December 31, 2021	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	$-	$2,118	$125,429
Frontier Masters Fund	-	-	628	52,957
Frontier Long/Short Commodity Fund	-	-	228	38,961
Frontier Balanced Fund	158,775	18,441	258,209	435,300
Frontier Select Fund	-	-	46,410	46,943
Frontier Global Fund	-	-	76,678	140,017
Frontier Heritage Fund	-	-	68,400	101,631

For the Year Ended December 31, 2020	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	$-	$14,246	$251,203
Frontier Masters Fund	-	-	1,786	101,300
Frontier Long/Short Commodity Fund	-	-	381	32,628
Frontier Balanced Fund	-	19,600	351,503	580,978
Frontier Select Fund	-	-	62,144	53,759
Frontier Global Fund	-	-	100,858	186,591
Frontier Heritage Fund	-	-	66,761	104,941

The following table summarizes fees payable to the Managing Owner as of December 31, 2022 and 2021.

As of December 31, 2022	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$-	$-	$-	$85	$9,653
Frontier Masters Fund	-	-	-	43	4,443
Frontier Long/Short Commodity Fund	-	-	53	21	3,447
Frontier Balanced Fund	692	1,573	2,306	16,784	36,946
Frontier Select Fund	-	-	342	3,630	4,454
Frontier Global Fund	-	-	302	6,437	12,480
Frontier Heritage Fund	-	-	447	6,432	11,679

As of December 31, 2021	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$-	$-	$-	$83	$9,217
Frontier Masters Fund	-	-	-	43	3,882
Frontier Long/Short Commodity Fund	-	-	32	19	3,407
Frontier Balanced Fund	54,702	1,431	957	18,314	32,970
Frontier Select Fund	-	-	196	3,524	3,682
Frontier Global Fund	-	-	312	4,986	9,533
Frontier Heritage Fund	-	-	217	4,950	8,307

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

The following table outlines the interest paid by each Series to the Managing Owner and its ratio to average net assets for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020	2022	2021	2020
	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Ratio to Average Net Assets	Ratio to Average Net Assets	Ratio to Average Net Assets

Frontier Diversified Fund Class 1	$-	$-	$128,397	0.00%	0.00%	33.62%
Frontier Diversified Fund Class 2	-	-	791,849	0.00%	0.00%	29.93%
Frontier Diversified Fund Class 3	-	-	617,154	0.00%	0.00%	14.78%
Frontier Masters Fund Class 1	-	-	219	0.00%	0.00%	2.00%
Frontier Masters Fund Class 2	-	-	1,567	0.00%	0.00%	0.25%
Frontier Long/Short Commodity Fund Class 2	17	22	27	0.06%	0.06%	0.07%
Frontier Long/Short Commodity Fund Class 3	585	659	703	0.05%	0.06%	0.07%
Frontier Balanced Fund Class 1	13,088	8,660	7,387	0.15%	0.10%	0.06%
Frontier Balanced Fund Class 1AP	128	108	103	0.15%	0.11%	0.06%
Frontier Balanced Fund Class 2	2,970	1,749	1,484	0.15%	0.10%	0.06%
Frontier Balanced Fund Class 2a	17	16	17	0.03%	0.02%	0.01%
Frontier Balanced Fund Class 3a	156	103	80	0.03%	0.02%	0.01%
Frontier Select Fund Class 1	3,556	2,876	4,514	0.20%	0.19%	0.22%
Frontier Select Fund Class 1AP	29	20	24	0.20%	0.19%	0.24%
Frontier Select Fund Class 2	185	138	173	0.20%	0.18%	0.23%
Frontier Global Fund Class 1	5,232	3,665	3,110	0.19%	0.14%	0.09%
Frontier Global Fund Class 1AP	-	-	28	0.00%	0.00%	0.10%
Frontier Global Fund Class 2	293	281	238	0.18%	0.14%	0.09%
Frontier Heritage Fund Class 1	5,196	3,669	5,141	0.17%	0.16%	0.23%
Frontier Heritage Fund Class 1AP	22	14	20	0.17%	0.16%	0.24%
Frontier Heritage Fund Class 2	451	373	847	0.17%	0.16%	0.20%

Total	$31,925	$22,353	$1,563,082

7. Financial Highlights

The following information presents the financial highlights of the Series for the years ended December 31, 2022, 2021 and 2020. This data has been derived from the information presented in the consolidated financial statements.

For the year ended December 31, 2022

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	Class 2	Class 3	Class 2	Class 3	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2021	$88.98	$83.56	$70.17	$66.15	$89.97	$58.75	$94.38	$62.16
Net operating results:
Interest income	0.20	0.19	0.35	0.33	0.27	0.17	0.28	0.19
Expenses	(3.59)	(3.37)	(6.98)	(6.55)	(3.27)	(2.14)	(3.42)	(2.27)
Net gain/(loss) on investments, net of non-controlling interests	10.78	10.34	31.10	29.52	22.68	15.15	23.79	16.21
Net income/(loss)	7.39	7.16	24.47	23.30	19.68	13.18	20.65	14.13
Net asset value, December 31, 2022	$96.37	$90.72	$94.64	$89.45	$109.65	$71.93	$115.03	$76.29

Ratios to average net assets
Net investment income/(loss)	-3.17%	-3.17%	-6.45%	-6.45%	-2.60%	-2.60%	-2.60%	-2.60%
Expenses before incentive fees (rebate) (3)(4)	3.76%	3.76%	6.78%	6.78%	2.83%	2.83%	2.83%	2.83%
Expenses after incentive fees (rebate) (3)(4)	3.35%	3.35%	6.78%	6.78%	2.83%	2.83%	2.83%	2.83%
Total return before incentive fees (rebate) (2)	7.90%	8.17%	34.87%	35.22%	21.87%	22.43%	21.87%	22.74%
Total return after incentive fees (rebate) (2)	8.30%	8.57%	34.87%	35.22%	21.87%	22.43%	21.87%	22.74%

Incentive fee (rebate) per share	(0.44)	(0.41)	-	-	-	-	-	-
Incentive Fee (rebate) to ANA	-0.41%	-0.41%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2021	$82.82	$103.38	$139.40	$120.98	$120.57	$63.39	$79.21	$105.10
Net operating results:
Interest income (expense)	(0.02)	(0.02)	(0.03)	(0.02)	(0.02)	0.00	0.00	0.00
Expenses	(10.14)	(8.70)	(11.74)	(10.13)	(10.17)	(5.39)	(3.54)	(4.67)
Net gain/(loss) on investments, net of non-controlling interests	26.51	32.90	44.38	38.64	38.58	13.23	16.04	21.27
Net income/(loss)	16.35	24.18	32.61	28.49	28.39	7.84	12.50	16.60
Net asset value, December 31, 2022	$99.17	$127.56	$172.01	$149.47	$148.96	$71.23	$91.71	$121.70

Ratios to average net assets
Net investment income/(loss)	-9.43%	-6.37%	-6.37%	-6.37%	-6.37%	-6.21%	-3.21%	-3.21%
Expenses before incentive fees (3)(4)	7.51%	4.46%	4.46%	4.46%	4.46%	6.21%	3.21%	3.21%
Expenses after incentive fees (3)(4)	9.42%	6.36%	6.36%	6.36%	6.36%	6.21%	3.21%	3.21%
Total return before incentive fees (2)	21.65%	25.29%	25.30%	25.45%	25.45%	12.37%	15.78%	15.79%
Total return after incentive fees (2)	19.75%	23.39%	23.39%	23.55%	23.54%	12.37%	15.78%	15.79%

Incentive fee per share	2.05	2.60	3.51	3.03	3.04	-	-	-
Incentive Fee to ANA	1.90%	1.90%	1.90%	1.90%	1.90%	0.00%	0.00%	0.00%

	Frontier Global Fund		Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2021	$109.45	$170.40	$103.43	$129.19	$172.91
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00
Expenses	(14.39)	(13.45)	(11.60)	(8.62)	(11.40)
Net gain/(loss) on investments, net of non-controlling interests	90.21	140.30	62.31	77.85	104.04
Net income/(loss)	75.82	126.85	50.71	69.23	92.64
Net asset value, December 31, 2022	$185.27	$297.25	$154.14	$198.42	$265.55

Ratios to average net assets
Net investment income/(loss)	-8.01%	-5.00%	-7.21%	-4.20%	-4.20%
Expenses before incentive fees (3)(4)	8.01%	5.00%	7.21%	4.20%	4.20%
Expenses after incentive fees (3)(4)	8.01%	5.00%	7.21%	4.20%	4.20%
Total return before incentive fees (2)	69.28%	74.44%	49.03%	53.59%	53.58%
Total return after incentive fees (2)	69.28%	74.44%	49.03%	53.59%	53.58%

Incentive fee per share	-	-	-	-	-
Incentive Fee to ANA	0.00%	0.00%	0.00%	0.00%	0.00%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the consolidated statements of operations of the Series, see footnote 6.
(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees is included in the total return.

For the year ended December 31, 2021

	Frontier Diversified Fund				Frontier Masters Fund				Frontier Long/Short Commodity Fund
	Class 1		Class 2	Class 3	Class 1		Class 2	Class 3	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2020	$72.68		$88.95	$83.33	$55.18		$67.54	$63.52	$85.99	$55.29	$90.21	$58.37
Net operating results:
Interest income	0.09		0.11	0.11	0.19		0.27	0.25	0.27	0.17	0.27	0.17
Expenses	(4.32)		(3.28)	(3.17)	(6.89)		(4.56)	(4.28)	(2.88)	(1.74)	(2.85)	(1.84)
Net gain/(loss) on investments, net of non-controlling interests	(68.45	)*	3.19	3.28	(48.48	)*	6.92	6.66	6.59	5.04	6.75	5.45
Net income/(loss)	(72.68	)*	0.03	0.23	(55.18	)*	2.63	2.63	3.98	3.46	4.17	3.79
Net asset value, December 31, 2021	$-	*	$88.98	$83.56	$-	*	$70.17	$66.15	$89.97	$58.75	$94.38	$62.16

Ratios to average net assets
Net investment income/(loss)	-10.83%		-6.54%	-6.54%	-24.03%		-11.12%	-11.12%	-5.16%	-5.16%	-5.16%	-5.16%
Expenses before incentive fees (3)(4)	11.07%		6.78%	6.78%	24.71%		11.81%	11.81%	5.70%	5.70%	5.70%	5.70%
Expenses after incentive fees (3)(4)	11.07%		6.78%	6.78%	24.71%		11.81%	11.81%	5.70%	5.70%	5.70%	5.70%
Total return before incentive fees (2)	5.06	%*	0.03%	0.28%	4.59	%*	3.89%	4.14%	4.63%	6.25%	4.63%	6.49%
Total return after incentive fees (2)	5.06	%*	0.03%	0.28%	4.59	%*	3.89%	4.14%	4.63%	6.25%	4.63%	6.49%

Incentive fee per share	-		-	-	-		-	-	-	-	-	-
Incentive Fee to ANA	0.00%		0.00%	0.00%	0.00%		0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2020	$79.93	$96.81	$130.54	$113.20	$112.81	$58.55	$70.99	$94.20
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(7.39)	(6.40)	(7.92)	(7.83)	(6.75)	(3.87)	(2.22)	(2.95)
Net gain/(loss) on investments, net of non-controlling interests	10.28	12.97	16.78	15.61	14.51	8.71	10.44	13.86
Net income/(loss)	2.89	6.57	8.86	7.78	7.76	4.84	8.22	10.90
Net asset value, December 31, 2021	$82.82	$103.38	$139.40	$120.98	$120.57	$63.39	$79.21	$105.10

Ratios to average net assets
Net investment income/(loss)	-15.38%	-9.53%	-9.53%	-9.53%	-9.53%	-11.80%	-5.79%	-5.79%
Expenses before incentive fees (3)(4)	13.99%	8.14%	8.14%	8.14%	8.14%	11.80%	5.79%	5.79%
Expenses after incentive fees (3)(4)	15.38%	9.53%	9.53%	9.53%	9.53%	11.80%	5.79%	5.79%
Total return before incentive fees (2)	5.01%	8.18%	8.18%	8.27%	8.27%	8.27%	11.58%	11.57%
Total return after incentive fees (2)	3.61%	6.79%	6.79%	6.87%	6.88%	8.27%	11.58%	11.57%

Incentive fee per share	1.24	1.64	2.03	2.01	1.74	-	-	-
Incentive Fee to ANA	1.39%	1.39%	1.39%	1.39%	1.39%	0.00%	0.00%	0.00%

	Frontier Global Fund		Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2020	$110.90	$167.56	$96.10	$116.50	$155.92
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00
Expenses	(9.45)	(8.67)	(7.58)	(5.34)	(7.16)
Net gain/(loss) on investments, net of non-controlling interests	8.00	11.51	14.91	18.03	24.16
Net income/(loss)	(1.45)	2.84	7.33	12.69	16.99
Net asset value, December 31, 2021	$109.45	$170.40	$103.43	$129.19	$172.91

Ratios to average net assets
Net investment income/(loss)	-15.46%	-9.73%	-14.26%	-8.18%	-8.18%
Expenses before incentive fees (3)(4)	15.46%	9.73%	14.26%	8.18%	8.18%
Expenses after incentive fees (3)(4)	15.46%	9.73%	14.26%	8.18%	8.18%
Total return before incentive fees (2)	-1.31%	1.70%	7.62%	10.89%	10.90%
Total return after incentive fees (2)	-1.31%	1.70%	7.62%	10.89%	10.90%

Incentive fee per share	-	-	-	-	-
Incentive Fee to ANA	0.00%	0.00%	0.00%	0.00%	0.00%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the consolidated statements of operations of the Series, see footnote 6.
(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees is included in the total return.
*	Class 1 of Frontier Masters Fund was closed as of April 1, 2021 and Frontier Diversified Fund Class 1 was closed as of July 21, 2021.

For the year ended December 31, 2020

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 1a		Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2019	$101.10	$121.58	$113.61	$72.28	$87.18	$81.78	$44.20		$81.60	$52.55	$85.64	$55.31
Net operating results:
Interest income	0.01	0.01	0.01	0.09	0.12	0.11	0.14		0.25	0.16	0.27	0.17
Expenses	(6.39)	(3.65)	(3.23)	(14.02)	(4.83)	(4.51)	(3.09)		(2.09)	(1.34)	(2.19)	(1.41)
Net gain/(loss) on investments, net of non-controlling interests	(22.03)	(28.98)	(27.06)	(3.17)	(14.93)	(13.86)	(41.24	)*	6.22	3.91	6.49	4.30
Net income/(loss)	(28.42)	(32.63)	(30.28)	(17.10)	(19.64)	(18.27)	(44.20	)*	4.39	2.74	4.56	3.05
Net asset value, December 31, 2020	$72.68	$88.95	$83.33	$55.18	$67.54	$63.52	$-	*	$85.99	$55.29	$90.21	$58.37

Ratios to average net assets
Net investment income/(loss)	-7.33%	-3.60%	-3.60%	-22.42%	-6.13%	-6.13%	-6.61%		-2.21%	-2.21%	-2.21%	-2.21%
Expenses before incentive fees (3)(4)	7.34%	3.61%	3.61%	22.57%	6.28%	6.28%	6.91%		2.51%	2.51%	2.51%	2.51%
Expenses after incentive fees (3)(4)	7.34%	3.61%	3.61%	22.57%	6.28%	6.28%	6.91%		2.51%	2.51%	2.51%	2.51%
Total return before incentive fees (2)	-28.11%	-26.84%	-26.65%	-23.66%	-22.53%	-22.33%	-1.63	%*	5.38%	5.20%	5.33%	5.52%
Total return after incentive fees (2)	-28.11%	-26.84%	-26.65%	-23.66%	-22.53%	-22.33%	-1.63	%*	5.38%	5.20%	5.33%	5.52%

Incentive fee per share	-	-	-	-	-	-	-		-	-	-	-
Incentive Fee to ANA	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%		0.00%	0.00%	0.00%	0.00%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2019	$117.23	$137.81	$185.82	$161.04	$160.50	$66.56	$78.51	$103.94
Net operating results:
Interest income	0.04	0.04	0.06	0.05	0.05	0.00	0.00	0.00
Expenses	(6.16)	(4.17)	(5.64)	(4.92)	(4.87)	(3.40)	(1.82)	(2.42)
Net gain/(loss) on investments, net of non-controlling interests	(31.19)	(36.87)	(49.70)	(42.97)	(42.87)	(4.60)	(5.70)	(7.32)
Net income/(loss)	(37.31)	(41.00)	(55.28)	(47.84)	(47.69)	(8.01)	(7.52)	(9.74)
Net asset value, December 31, 2020	$79.93	$96.81	$130.54	$113.20	$112.81	$58.55	$70.99	$94.20

Ratios to average net assets
Net investment income/(loss)	-6.98%	-3.99%	-3.99%	-3.99%	-3.99%	-5.49%	-2.49%	-2.49%
Expenses before incentive fees (3)(4)	7.03%	4.03%	4.03%	4.03%	4.03%	5.49%	2.49%	2.49%
Expenses after incentive fees (3)(4)	7.03%	4.03%	4.03%	4.03%	4.03%	5.49%	2.49%	2.49%
Total return before incentive fees (2)	-31.82%	-29.75%	-29.75%	-29.71%	-29.71%	-12.03%	-9.58%	-9.37%
Total return after incentive fees (2)	-31.82%	-29.75%	-29.75%	-29.71%	-29.71%	-12.03%	-9.58%	-9.37%

Incentive fee per share	-	-	-	-	-	-	-	-
Incentive Fee to ANA	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

	Frontier Global Fund				Frontier Heritage Fund
	Class 1	Class 1AP		Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2019	$131.52	$154.43		$192.82	$97.54	$114.15	$153.59
Net operating results:
Interest income	0.00	0.00		0.00	0.00	0.00	0.00
Expenses	(9.95)	(7.59)		(9.47)	(6.76)	(4.58)	(6.26)
Net gain/(loss) on investments, net of non-controlling interests	(10.67)	(146.84	)*	(15.79)	5.33	6.93	8.58
Net income/(loss)	(20.62)	(154.43	)*	(25.26)	(1.44)	2.35	2.32
Net asset value, December 31, 2020	$110.90	$-	*	$167.56	$96.10	$116.50	$155.92

Ratios to average net assets
Net investment income/(loss)	-8.11%	-5.12%		-5.12%	-6.93%	-3.93%	-3.93%
Expenses before incentive fees (3)(4)	8.11%	5.12%		5.12%	6.93%	3.93%	3.93%
Expenses after incentive fees (3)(4)	8.11%	5.12%		5.12%	6.93%	3.93%	3.93%
Total return before incentive fees (2)	-15.68%	-23.34	%*	-13.10%	-1.47%	2.06%	1.51%
Total return after incentive fees (2)	-15.68%	-23.34	%*	-13.10%	-1.47%	2.06%	1.51%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the consolidated statements of operations of the Series, see footnote 6.

(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees is included in the total return.

*	Frontier Long/Short Commodity Fund Class 1A was closed as of September 30, 2020 and Frontier Global Class 1AP was closed as of November 18, 2020.

8. Derivative Instruments and Hedging Activities

The Series’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Series do not enter into or hold positions for hedging purposes as defined under ASC 815, Derivatives and Hedging (“ASC 815”). The detail of the fair value of the Series’ derivatives by instrument types as of December 31, 2022 and 2021 is included in the consolidated condensed schedules of investments. See Note 4 for further disclosure related to each Series’ position in swap contracts.

The following tables summarize the monthly averages of futures contracts bought and sold for each respective Series of the Trust:

For the Year Ended December 31, 2022

Monthly average contracts:

	Bought	Sold
Frontier Balanced Fund	296	295

For the Year Ended December 31, 2021

Monthly average contracts:

	Bought	Sold
Frontier Balanced Fund	652	654

For the Year Ended December 31, 2020

Monthly average contracts:

	Bought	Sold
Frontier Balanced Fund	613	612

The following tables summarize the consolidated trading revenues for the years ended December 31, 2022, 2021 and 2020 by sector:

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended December 31, 2022

Type of contract	Frontier Balanced Fund

Agriculturals	$(385,424)
Currencies	683,628
Energies	94,910
Interest rates	230,542
Metals	(115,239)
Stock indices	299,210
Realized trading income/(loss)(1)	$807,627

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

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2022

Type of contract	Frontier Balanced Fund

Agriculturals	$187,295
Currencies	(252,215)
Energies	47,945
Interest rates	(108,413)
Metals	98,894
Stock indices	13,327
Change in unrealized trading income/(loss)(1)	$(13,166)

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

Certain financial instruments and derivative instruments are eligible for offset in the consolidated statements of financial condition under GAAP. The Series’ open trade equity/(deficit), options written, and receivables from futures commissions merchants (each, an “FCM”) are subject to master netting arrangements and collateral arrangements and meet the GAAP guidance to qualify for offset. A master netting arrangement with a counterparty creates a right of offset for amounts due to and from that same counterparty that is enforceable in the event of a default or bankruptcy. The Series’ policy is to recognize amounts subject to master netting arrangements on a net basis on the consolidated statements of financial condition.

The following tables present gross and net information about the Series’ assets and liabilities subject to master netting arrangements as disclosed on the consolidated statements of financial condition as of December 31, 2022 and 2021.

As of December 31, 2022

	Gross Amounts of recognized Derivative Assets/Liabilities	Gross Amounts offset in the Consolidated Statements of Financial Condition	Net Amounts Presented in the Consolidated Statements of Financial Condition
Frontier Balanced Fund
Open Trade Equity/(Deficit)	$3,438	$(1,768)	$1,670

As of December 31, 2021

	Gross Amounts of recognized Derivative Assets/Liabilities	Gross Amounts offset in the Consolidated Statements of Financial Condition	Net Amounts Presented in the Consolidated Statements of Financial Condition
Frontier Balanced Fund
Open Trade Equity/(Deficit)	$2,118,427	$(2,103,591)	$14,836

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

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the consolidated statements of financial condition, may result in future obligation or loss in excess of the amount paid by the Series for a particular investment. Each Trading Company expects to trade in futures, options, forward and swap contracts and will therefore be a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures positions held by a Trading Company in respect of any Series at the same time, and if the Trading Advisor(s) of such Trading Company are unable to offset such futures interests positions, such Trading Company could lose all of its assets and the holders of Units of such Series would realize a 100% loss. The Managing Owner will seek to minimize market risk through real-time monitoring of open positions and the level of diversification of each Trading Advisor’s portfolio. It is anticipated that any Trading Advisor’s margin-to-equity ratio will typically not exceed approximately 35% although the actual ratio could be higher or lower from time to time.

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

10. Indemnifications and Guarantees noted in Management Discussion and Analysis

The Trust has entered into agreements, which provide for the indemnification of futures clearing brokers, and commodity trading advisers, among others, against losses, costs, claims and liabilities arising from the performance of their individual obligations under such agreements, except for gross negligence, bad faith or willful misconduct. The Trust has had no prior claims or payments pursuant to these agreements. The Trust’s individual maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred. However, based on experience the Trust expects the risk of loss to be remote. Maximum exposure is unfulfilled obligations of the Series up to the amount of equity at risk with the custodian of the referenced Series as allocated from the Trading Company. The Series have not recorded any liability for the indemnifications in the accompanying consolidated financial statements as it expects any possibility of losses to be remote.

11. Subsequent Events

The Managing Owner evaluates events that occur after the balance sheet date but before and up until consolidated financial statements are available to be issued. The Managing Owner has assessed the subsequent events through the date that the consolidated financial statements were issued and has determined that, except as set forth below, there were no subsequent events requiring adjustment to or disclosure in the consolidated financial statements.

From January 1, 2023 through April 3, 2023, Frontier Balanced Fund, Frontier Diversified Fund, Frontier Heritage Fund, Frontier Long/Short Commodity Fund, Frontier Masters Fund, Frontier Select Fund and Frontier Global Fund paid $476, 407, $500, $80,874, $47,300, $22,298, $30,660 and $29,522, respectively, in redemptions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Executive Committee of Frontier Funds

Opinions on the Financial Statements

We have audited the accompanying combined consolidated statement of financial condition, including the combined consolidated condensed schedule of investments, of the Frontier Funds (the “Trust”) as of December 31, 2022 and 2021, and the related combined consolidated statements of operations, changes in owners’ capital and cash flows for the years ended December 31, 2022, 2021, and 2020, and the related notes to the combined consolidated financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022, 2021, and 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the Trust’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

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

Denver, Colorado

April 3, 2023

Frontier Funds

Combined Consolidated Statements of Financial Condition

December 31, 2022 and December 31, 2021

	December 31, 2022	December 31, 2021
ASSETS

Cash and cash equivalents	$430,193	$698,732
U.S. Treasury securities, at fair value	389,520	140,487
Receivable from futures commission merchants	320,241	818,362
Open trade equity, at fair value	1,670	14,836
Investments in private investment companies, at fair value	21,440,327	19,595,064
Interest receivable	9,701	3,029

Total Assets	$22,591,652	$21,270,510

LIABILITIES & CAPITAL

LIABILITIES
Redemptions payable	$67,761	$68,242
Incentive fees payable to Managing Owner	692	54,702
Management fees payable to Managing Owner	1,573	1,431
Interest payable to Managing Owner	3,450	1,714
Trading fees payable to Managing Owner	83,102	70,998
Service fees payable to Managing Owner	33,432	31,919
Risk analysis fees payable	10,442	10,380
Subscriptions in advance for service fee rebates	710,323	673,809
Other liabilities	14,618	17,625

Total Liabilities	925,393	930,820

OWNERS CAPITAL
Managing Owner Units	221,670	214,522
Limited Owner Units	21,444,589	20,125,168

Total Owners Capital	21,666,259	20,339,690

Total Liabilities and Owners Capital	$22,591,652	$21,270,510

The accompanying notes are an integral part of these combined consolidated financial statements.

Frontier Funds

Combined Consolidated Condensed Schedule of Investments

December 31, 2022

Description	Fair Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various agriculture futures contracts (U.S.)	$1,590	0.01%
Various base metals futures contracts (U.S.)	897	0.00%
Various currency futures contracts (U.S.)	(230)	0.00%
Total Long Futures Contracts	$2,257	0.01%

SHORT FUTURES CONTRACTS *
Various agriculture futures contracts (Europe)	$(227)	0.00%
Various currency futures contracts (Europe)	67	0.00%
Various currency futures contracts (Far East)	(55)	0.00%
Various currency futures contracts (U.S.)	(216)	0.00%
Various interest rates futures contracts (U.S.)	(50)	0.00%
Various stock index futures contracts (Far East)	(106)	0.00%
Total Short Futures Contracts	$(587)	0.00%
Total Open Trade Equity (Deficit)	$1,670	0.01%

PRIVATE INVESTMENT COMPANIES (1)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$563,258	2.60%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	2,257,286	10.42%
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	2,154,581	9.94%
Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	264,652	1.22%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	2,415,351	11.15%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	8,276,260	38.20%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	4,682,572	21.61%
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	0	0.00%
Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC)	252,472	1.17%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	573,895	2.65%
Total Private Investment Companies	$21,440,324	98.96%

U.S. TREASURY SECURITIES
US Treasury Note 6.875% due 08/15/2025	389,520	1.80%
Total U.S. Treasury Securities	$389,520	1.80%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Notes to Combined Consolidated Financial Statements, Note 5.

The accompanying notes are an integral part of these combined consolidated financial statements.

Frontier Funds

Combined Consolidated Condensed Schedule of Investments
December 31, 2021

Description	Fair Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various agriculture futures contracts (Far East)	$10,141	0.05%
Various agriculture futures contracts (Europe)	(21,640)	-0.11%
Various agriculture futures contracts (U.S.)	51,912	0.26%
Various base metals futures contracts (U.S.)	20,031	0.10%
Various currency futures contracts (Europe)	1,994	0.01%
Various currency futures contracts (Far East)	819	0.00%
Various currency futures contracts (Latin America)	6,710	0.03%
Various currency futures contracts (U.S.)	(9,800)	-0.05%
Various energy futures contracts (U.S.)	34	0.00%
Various interest rates futures contracts (Europe)	(718,038)	-3.53%
Various interest rates futures contracts (Far East)	(10,418)	-0.05%
Various interest rates futures contracts (U.S.)	(7,281)	-0.04%
Various precious metal futures contracts (U.S.)	19,168	0.09%
Various soft futures contracts (U.S.)	138,674	0.68%
Various stock index futures contracts (Europe)	1,508	0.01%
Various stock index futures contracts (Far East)	1,541	0.01%
Various stock index futures contracts (Oceanic)	1,236	0.01%
Various stock index futures contracts (Canada)	1,853	0.01%
Total Long Futures Contracts	$(511,556)	-2.52%

SHORT FUTURES CONTRACTS *
Various agriculture futures contracts (Far East)	$(27,804)	-0.14%
Various agriculture futures contracts (Europe)	20,105	0.10%
Various agriculture futures contracts (U.S.)	(11,749)	-0.06%
Various base metals futures contracts (U.S.)	(29,574)	-0.15%
Various currency futures contracts (Europe)	(18,181)	-0.09%
Various currency futures contracts (Far East)	(1,110)	-0.01%
Various currency futures contracts (Latin America)	(21,340)	-0.10%
Various currency futures contracts (U.S.)	6,288	0.03%
Various energy futures contracts (U.S.)	(10,792)	-0.05%
Various interest rates futures contracts (Europe)	785,677	3.86%
Various interest rates futures contracts (U.S.)	(625)	0.00%
Various precious metal futures contracts (U.S.)	(38,573)	-0.19%
Various soft futures contracts (U.S.)	(110,902)	-0.55%
Various stock index futures contracts (Canada)	(5,194)	-0.03%
Various stock index futures contracts (Europe)	(5,157)	-0.03%
Various stock index futures contracts (Far East)	(2,191)	-0.01%
Various stock index futures contracts (Oceanic)	(2,217)	-0.01%
Various stock index futures contracts (U.S.)	(269)	0.00%
Total Short Futures Contracts	$526,392	2.57%
Total Open Trade Equity (Deficit)	$14,836	0.05%

PRIVATE INVESTMENT COMPANIES (1)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$2,765,907	13.60%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	1,005,707	4.94%
Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	129,995	0.64%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	1,588,673	7.81%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	6,352,869	31.23%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	4,616,381	22.70%
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	2,409,149	11.84%
Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC)	252,149	1.24%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	474,234	2.33%
Total Private Investment Companies	$19,595,064	96.33%
U.S. TREASURY SECURITIES

US Treasury Note 6.875% due 08/15/2025	140,487	0.69%
Total U.S. Treasury Securities	$140,487	0.69%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Notes to Combined Consolidated Financial Statements, Note 5.

The accompanying notes are an integral part of these combined consolidated financial statements.

Frontier Funds

Combined Consolidated Statements of Operations

For the Years Ended December 31, 2022, 2021, and 2020

	2022	2021	2020
Investment income:
Interest - net	$10,897	$11,678	$13,388

Total Income	10,897	11,678	13,388

Expenses:
Incentive Fees (rebate)	199,276	158,775	-
Management Fees	18,115	18,441	19,600
Risk analysis Fees	5,434	5,532	5,880
Service Fees - Class 1	494,806	452,671	597,679
Due Diligence Fees	5,527	5,717	10,970
Trading Fees	1,044,671	941,238	1,311,400
Total Expenses	1,767,829	1,582,374	1,945,529

Investment income/(loss) - net	(1,756,932)	(1,570,696)	(1,932,141)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	807,627	872,699	598,263
Net unrealized gain/(loss) on private investment companies	4,643,860	511,420	1,738,708
Net realized gain/(loss) on private investment companies	2,137,393	1,417,718	(4,194,080)
Net change in open trade equity/(deficit)	(13,166)	(89,306)	30,465
Net realized gain/(loss) on swap contracts	-	-	(2,896,106)
Net unrealized gain/(loss) on swap contracts	-	-	(4,384,210)
Net realized gain/(loss) on U.S. Treasury securities	(62,411)	(34,992)	36,920
Net unrealized gain/(loss) on U.S. Treasury securities	1,166	(866)	3,430
Trading commissions	(8,536)	(15,423)	(21,148)

Net gain/(loss) on investments	7,505,933	2,661,250	(9,087,758)

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL
RESULTING FROM OPERATIONS	$5,749,001	$1,090,554	$(11,019,899)

The accompanying notes are an integral part of these combined consolidated financial statements.

Frontier Funds

Combined Consolidated Statements of Changes in Owners’ Capital
for the Year Ended December 31, 2022

	Managing Owner	Limited Owners	Total
Owners’ Capital, December 31, 2019	$487,974	$48,068,619	$48,556,593

Sale of Units (including transfers)	-	-	-
Redemption of Units (including transfers)	(94,900)	(11,872,655)	(11,967,555)
Payment made by Related Party	-	-	-
Payment made by Managing Owner	-	-	-
Net increase/(decrease) in Owners’
Capital resulting from operations	(109,857)	(10,910,042)	(11,019,899)
		.
Owners’ Capital, December 31, 2020	$283,217	$25,285,922	$25,569,139

Sale of Units (including transfers)	7,000	-	7,000
Redemption of Units (including transfers)	(90,800)	(6,236,203)	(6,327,003)
Payment made by Related Party	-	-	-
Payment made by Managing Owner	-	-	-
Net increase/(decrease) in Owners’
Capital resulting from operations	15,105	1,075,449	1,090,554

Owners’ Capital, December 31, 2021	$214,522	$20,125,168	$20,339,690

Sale of Units (including transfers)	-	-	-
Redemption of Units (including transfers)	(59,300)	(4,363,132)	(4,422,432)
Payment made by Related Party	-	-	-
Payment made by Managing Owner	-	-	-
Net increase/(decrease) in Owners’	66,448	5,682,553	5,749,001
Capital resulting from operations

Owners’ Capital, December 31, 2022	$221,670	$21,444,589	$21,666,259

The accompanying notes are an integral part of these combined consolidated financial statements.

Frontier Funds
Combined Consolidated Statements of Cash Flows

For the Years Ended December 31, 2022, 2021, and 2020

	2022	2021	2020
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$5,749,001	$1,090,554	$(11,019,899)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity	13,166	85,604	(30,465)
Net change in ownership allocation of U.S. Treasury Securities	(15,849)	(16,260)	-
Net unrealized (gain)/loss on swap contracts	-	-	4,384,210
Net realized (gain)/loss on swap contracts	-	-	2,896,106
Net unrealized (gain)/loss on private investment companies	(4,643,860)	(511,420)	(1,717,767)
Net realized (gain)/loss on private investment companies	(2,137,393)	(1,417,718)	4,173,139
Net unrealized (gain)/loss on U.S. Treasury securities	(1,166)	866	(3,430)
Net realized (gain)/loss on U.S. Treasuries securities	62,411	34,992	(36,920)
(Purchases) sales of:
Sales of swap contracts	-	-	14,543,253
(Purchases) of Swap Contracts	-	-	(12,918,208)
Reduction of collateral in Swap contracts	-	-	12,674,504
(Purchases) of U.S. Treasury securities	(3,152,834)	(2,415,391)	(11,894,038)
Sales of U.S. Treasury securities	2,847,509	4,526,234	10,335,331
(Purchases) of Private Investment Companies	(17,491,552)	(6,734,082)	(12,258,403)
Sales of Private Investment Companies	22,427,541	12,157,468	22,639,756
U.S. Treasury interest and premium paid/amortized	10,897	11,678	13,388
Increase and/or decrease in:
Receivable from futures commission merchants	498,121	(584,389)	2,292,269
Advance on unrealized Swap Appreciation	-	-	(12,191,555)
Interest receivable	(6,672)	42,550	(32,215)
Receivable from related parties	-	-	(14,676)
Other assets	-	-	5,700
Redemptions receivable from private investment companies	-	181,323	370,694
Incentive fees payable to Managing Owner	(54,010)	54,702	-
Management fees payable to Managing Owner, net of change in receivable	142	(7,423)	59
Interest payable to Managing Owner	1,736	(393)	1,780
Trading fees payable to Managing Owner	12,104	(10,700)	(79,209)
Service fees payable to Managing Owner	1,513	(4,786)	(32,057)
Risk analysis fees payable	62	867	1,048
Payables to related parties	-	-	26,129
Subscriptions in advance for service fee rebates	36,514	34,847	40,920
Other liabilities	(3,007)	1,033	(5,486)

Net cash provided by operating activities	4,154,374	6,520,156	12,163,958
Cash Flows from Financing Activities:

Proceeds from sale of capital	-	7,000	-
Payment for redemption of capital	(4,422,432)	(6,327,004)	(11,967,555)
Redemptions payable	(481)	30,114	(95,505)

Net cash used in financing activities	(4,422,913)	(6,289,890)	(12,063,060)

Net increase (decrease) in cash and cash equivalents	(268,539)	230,266	100,898

Cash and cash equivalents, beginning of year	698,732	468,466	367,568
Cash and cash equivalents, end of year	$430,193	$698,732	$468,466

The accompanying notes are an integral part of these combined consolidated financial statements.

Frontier Funds

Notes to Combined Consolidated Financial Statements

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

The Trust has been organized to pool investor funds for the purpose of trading in the U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products, precious and base metals and other commodities. The Trust may also engage in futures contracts, forwards, option contracts and derivative instruments, including swap contracts.

The Trust has seven (7) separate and distinct Series of Units issued and outstanding: Frontier Diversified Fund, Frontier Masters Fund, Frontier Long/Short Commodity Fund, Frontier Balanced Fund, Frontier Select Fund, Frontier Global Fund, and Frontier Heritage Fund. The Trust’s combined consolidated financial statements are comprised of each unitized Series’ consolidated financial statements being combined to present all Series in aggregate. However, the combined consolidated Trust does not issue units.

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

As of December 31, 2022, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into two separate Classes—Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund and Frontier Heritage Fund separates Units into three separate Classes—Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Global Fund, separates Units into two separate Classes—Class 1 and Class 2. The Trust, with respect to the Frontier Balanced Fund, separates Units into five separate Classes—Class 1, Class 1AP, Class 2, Class 2a and Class 3a. The Trust, with respect to the Frontier Long/Short Commodity Fund, separates Units into four separate Classes—Class 2, Class 2a, Class 3 and Class 3a.

Between April 15, 2016 and May 10, 2017, a portion of the interests in Frontier Trading Company I, LLC and all of the interests in Frontier Trading Company VII, LLC, Frontier Trading Company XV, LLC, and Frontier Trading Company XXIII LLC held by Frontier Diversified Fund, Frontier Masters Fund, Frontier Select Fund, Frontier Balanced Fund and Frontier Long/Short Commodity Fund were exchanged for equivalent interests in the Galaxy Plus Managed Account Platform (“Galaxy Plus”) which is an unaffiliated, third-party managed account platform. The assets of Frontier Trading Company I, LLC, which included exposure to Quantmetrics Capital Management LLP’s Multi-Strategy Program, Quantitative Investment Management, LLC’s Quantitative Global Program, Quest Partners LLC’s Quest Tracker Index Program, Chesapeake Capital Management, LLC’s Diversified Program, and Doherty Advisors LLC’s Relative Value Moderate Program, the assets of Frontier Trading Company VII, LLC, which included exposure to Emil van Essen LLC’s Multi-Strategy Program, Red Oak Commodity Advisors, Inc.’s Fundamental Diversified Program, Rosetta Capital Management, LLC’s Rosetta Trading Program, and Landmark Trading Company’s Landmark Program, the assets of Frontier Trading Company XV, LLC, which included exposure to Transtrend B.V.’s TT Enhanced Risk (USD) Program, and the assets of Frontier Trading Company XXIII, LLC which included exposure to Fort L.P.’s Global Contrarian Program have been transferred to individual Delaware limited liability companies (“Master Funds”) in Galaxy Plus. Each Master Fund is sponsored and operated by New Hyde Park. New Hyde Park has contracted with the Trading Advisors to manage the portfolios of the Master Funds pursuant to the advisors’ respective program. For those Series that invest in Galaxy Plus, approximately 30-70% of those Series assets are used to support the margin requirements of the Master Funds. The remaining assets of the Series are split between investments in Trading Companies and a pooled cash management account that invests primarily in U.S. Treasury securities. For those Series that do not invest in Galaxy Plus, their assets are split between investments in Trading Companies and investments in the pooled cash management account.

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

Consolidation— The Series, through investing in the Trading Companies and Galaxy Plus, authorize certain Trading Advisors to place trades and manage assets at pre- determined investment levels. The Trading Companies were organized by the Managing Owner for the purpose of investing in commodities interests and derivative instruments, and have no operating income or expenses, except for trading income and expenses and a risk analysis fee (for closed Series only), all of which is allocated to the Series, if consolidated by a Series. Galaxy Plus is a series of Delaware limited liability companies, sponsored by New Hyde Park, that create exposure to a variety of third party professional managed futures and foreign exchange advisors. Galaxy Plus is available to qualified high-net-worth individuals and institutional investors. Investment interests in Galaxy Plus entities are accounted for using net asset value as the practical expedient, which approximates fair value. Fair value represents the proportionate share of the Trust’s interest in the NAV in the Galaxy Plus entities. The equity interest held by Trust is shown as investments in private investment companies in the combined consolidated statements of financial condition.

The income or loss attributable thereto in proportion to of the investment level of the private investment companies is shown in the combined consolidated statements of operations as net unrealized gain/(loss) on private investment companies. The consolidated financial statements of the Series and Trading Companies are combined to form the combined consolidated financial statements of the Trust. All intercompany transactions have been eliminated in combination.

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

Use of Estimates—The preparation of combined consolidated financial statements in conformity with GAAP may require the Managing Owner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The valuation of swap contracts requires significant estimates as well as the valuation of certain other investments. Please refer to Note 3 for discussion of valuation methodology. Actual results could differ from these estimates and such differences could be material.

Cash and Cash Equivalents—Cash and cash equivalents include cash and overnight investments in interest-bearing demand deposits held at banks with original maturities of three months or less. This cash is not restricted.

Interest Income—U.S. Treasury Securities are pooled for purposes of maximizing returns on these assets to investors of all Series. Interest income from pooled cash management assets is recognized on the accrual basis and allocated daily to each Series based upon its daily proportion of ownership of the pool. Aggregate interest income from all sources, including U.S. Treasury securities and assets held at an FCM of up to two percentage points of the aggregate percentage yield (annualized) of net asset value less any fair market value related to swaps, is paid to the Managing Owner by the Frontier Balanced Fund (Class 1, and Class 2 only), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Select Fund, Frontier Global Fund and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a and Class 3a), Frontier Masters Fund and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 100% of the interest is retained by the respective Series. All interest not paid to the Managing Owner is interest income to the Series, and shown net on the combined consolidated statements of operations.

U.S. Treasury Securities—U.S. Treasury Securities are reported at fair value as Level 1 inputs under ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). The Trust values U.S. Treasury Securities at fair value and records the daily change in value in the consolidated statements of operations as net unrealized gain/(loss) on U.S. Treasury securities. Accrued interest is reported on the combined consolidated statements of financial condition as interest receivable.

Receivable from Futures Commission Merchants—The Trust deposits assets with an FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2022 and December 31, 2021 included restricted cash for margin requirements of $320,241 and $801,701 for the Frontier Balanced Fund.

Investment Transactions—Futures, options on futures, forward and swap contracts are recorded on a trade date basis and realized gains or losses are recognized when contracts are settled. Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the combined consolidated statements of financial condition as a net unrealized gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with FASB ASC 210, Balance Sheet (“ASC 210”) and Accounting Standards Update (ASU) 2013-01, Balance Sheet (Topic 210).

Any change in net unrealized gain or loss from the preceding period is reported in the combined consolidated statements of operations. Fair value of exchange-traded contracts is based upon exchange settlement prices. Fair value of non-exchange-traded contracts is based on third party quoted dealer values on the interbank market. For U.S. Treasury securities, interest was recognized in the period earned and the instruments were marked-to-market daily based on third party information. Transaction costs are recognized as incurred and reflected separately in the combined consolidated statements of operations.

Purchase and Sales of Private Investment Companies – The Trust is able to subscribe into and redeem from the Galaxy Plus entities on a weekly basis. The value of the private investment companies is determined by New Hyde Park and reported on a daily basis. The change in value is calculated as the difference between the total purchase cost and the fair value calculated by New Hyde Park and is recorded as net unrealized gain/(loss) on private investment companies on the combined consolidated statements of operations.

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

Allocation of Earnings—Each Series of the Trust may maintain three to seven classes of Units—Class 1, Class 2, Class 3, Class 1a, Class 2a Class 3a and Class 1AP. All classes have identical voting, dividend, liquidation and other rights and the same terms and conditions, except that fees charged to a Class or Series differ as described below. Revenues, expenses (other than expenses attributable to a specific class), and realized and unrealized trading gains and losses of each Series are allocated daily to Class 1, Class 1a, Class 2, Class 2a, Class 3, Class 3a and Class 1AP Units based on each Class’s respective owners’ capital balances as applicable to the classes maintained by the Series.

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

Investments and Swaps—The Trust records investment transactions on a trade date basis and all investments are recorded at fair value, with changes in fair value reported as a component of realized and unrealized gains/(losses) on investments in the combined consolidated statements of operations. Investments in private investment companies are valued utilizing the net asset values as a practical expedient. Certain Series of the Trust strategically invest a portion or all of their assets in total return swaps, selected at the discretion of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more underlying investment products or indices. In a typical swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. The valuation of swap contracts requires significant estimates. Swap contracts are reported at fair value based upon daily reports from the counterparty. The Managing Owner reviews and approves current day pricing of the CTA positions, as received from the counterparty which includes intra-day volatility and volume and daily index performance, that is used to determine a daily fair value NAV for the swap contracts.

Income Taxes—The Trust applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the combined consolidated financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust for the year ended December 31, 2022.

The 2019 through 2022 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

Fees and Expenses—All management fees, incentive fees, service fees, risk analysis fees (for closed Series only) and trading fees of the Trust are paid to the Managing Owner. It is the responsibility of the Managing Owner to pay all Trading Advisor management and incentive fees, selling agent service fees and all other operating expenses and continuing offering costs of the Trust. Only management fees and incentive fees related to assets allocated through Trading Companies are included in expense on the combined consolidated statements of operations. The Series are all charged management and incentive fees on the asset allocated through the Galaxy Plus entities. Those fees are included in unrealized gain/(loss) on private investment companies on the combined consolidated statements of operations. The Series are also charged management and incentive fees on assets allocated to swaps. Such fees are embedded in the fair value of the swap and are included in net unrealized gain (loss) on swap contracts on the combined consolidated statements of operations.

Incentive Fee (rebate)—The Managing Owner is allowed to share in the incentive fees earned by the Commodity Trading Advisors up to 10% of New Net Profits (as defined in the prospectus). If the Managing Owner’s share of the incentive fee exceeds 10% of new net profits during the period, then the Managing Owner is obligated to return any amount in excess. The returned amounts are recorded as Incentive Fee (Rebate) on the combined consolidated statements of operations.

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

Each Series is charged service fees as outlined above. In some cases, amounts paid to selling agents might be less than the amount charged to the Series. When this occurs, the service fee is rebated back to the investor in the form of additional units. During 2022, 2021 and 2020, the Series were not allowed to issue additional units. The Managing Owner has determined that the purchase of additional units of the relevant Series will commence in 2021 when the Series are allowed to sell shares again. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $710,323 and $673,809 as of December 31, 2022 and December 31, 2021, respectively.

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

Recently Adopted Accounting Pronouncements—In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. In general, the amendments in ASU 2018-13 are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt the removed or modified disclosures upon the issuance of ASU 2018-13 and may delay adoption of the additional disclosures, which are required for public companies only, until their effective date. Management has evaluated the impacts of ASU 2018-13 and ensured that the combined consolidated financial statements are compliant.

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

The following table summarizes the instruments that comprise the Trust’s combined consolidated financial asset portfolio, in aggregate, measured at fair value on a recurring basis as of December 31, 2022 and 2021, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

December 31, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$1,670	$-	$-	$1,670
U.S. Treasury Securities	389,520	-	-	389,520

December 31, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$14,836	$-	$-	$14,836
U.S. Treasury Securities	140,487	-	-	140,487

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

Expenses

Management Fees— Each Series of Units pays to the Managing Owner a monthly management fee equal to a percentage of the notional assets of such Series allocated to Trading Companies, calculated on a daily basis. The percentage basis of the fees varies and are in line with the amounts being disclosed below. In addition, the Managing Owner receives a monthly management equal to a certain percentage of the assets in the Galaxy Plus entities attributable to such Series’ (including notional assets), calculated on a monthly basis. The management fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the combined consolidated statements of operations. The total amount of assets of a Series allocated to Trading Advisors and/or reference programs, including (i) actual funds deposited in accounts directed by the Trading Advisors or deposited as margin in respect of swaps or other derivative instruments referencing a reference program plus (ii) any notional equity allocated to the Trading Advisors and any reference programs, is referred to herein as the “notional assets” of the Series. The annual rate of the management fee is: 0.5% for the Frontier Balanced Fund Class 1 and Class 2, 1.0% for the Frontier Balanced Fund Class 1AP, Class 2a and Class 3a, 2.0% for the Frontier Global Fund, Frontier Long/Short Commodity Fund Class 1a, Class 2a and Class 3a and Frontier Masters Fund, 0.75% for Frontier Diversified Fund, 2.5% for the Frontier Heritage Fund and Frontier Select Fund, and 3.5% for the Frontier Long/Short Commodity Fund Class 2 and Class 3. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) and/or waive (up to the percentage specified) any such management fee to the extent any related management fee is paid by a trading company or estimated management fee is embedded in a swap or other derivative instrument. Any management fee embedded in a swap or other derivative instrument may be greater or less than the management fee that would otherwise be charged to the Series by the Managing Owner.

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

Incentive Fees Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated in the Trading Companies by such Series, monthly or quarterly. In addition, the Managing Owner receives a quarterly incentive fee of a certain percentage of new net trading profits generated in the Galaxy Plus entities that have been allocated to the Series. The incentive fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the combined consolidated statements of operations. Because the Frontier Balanced Fund, Frontier Diversified Fund, Frontier Masters Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Long/Short Commodity Fund may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Frontier Balanced Fund and the Frontier Diversified Fund and 20% for the Frontier Global Fund, Frontier Heritage Fund, Frontier Select Fund, Frontier Long/Short Commodity Fund and Frontier Masters Fund. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series.

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

As of December 31, 2022, the Trust had a payable to the Managing Owner in the amounts of $692, $1,573, $3,450, $83,102 and $33,432 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

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

For the year ended December 31, 2022, the Managing Owner earned $199,276, $18,115, $494,806 and $1,044,671 for incentive fees (rebate), management fees, service fees, and trading fees, respectively.

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

Aggregate interest income from all sources, including U.S. Treasury Securities assets net of premiums and cash held at clearing brokers, of up to the first 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Global Fund, Frontier Select Fund, and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a and Class 3a), Frontier Masters Fund, and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 100% of the interest is retained by the respective Series. During the years ended December 31, 2022, 2021 and 2020, the Trust paid $31,925, $22,353, and $1,563,082, respectively, of such interest income to the Managing Owner. Such amounts are not included in the combined consolidated statements of operations of the Trust. All other interest income is recorded by the Trust on the combined consolidated statements of operations.

Frontier Masters Fund Class 1 was closed as of April 1, 2021, and Frontier Diversified Fund Class 1 was closed as of July 21, 2021.

7. Financial Highlights

The following information presents the financial highlights of the Trust for the years ended December 31, 2022, 2021 ,2020 and 2019 This data has been derived from the information presented in the combined consolidated financial statements.

	2022	2021	2020	2019
Ratios to average net assets (1)
Net investment income/(loss) (1)	-7.17%	-6.69%	-5.71%	-5.54%
Expenses before incentive fees (rebate) (3)	-6.40%	-6.06%	-5.75%	-5.71%
Expenses after incentive fees (rebate) (3)	-7.21%	-6.74%	-5.75%	-5.71%

Total return before incentive fees (rebate) (2)	24.27%	5.32%	-32.58%	-1.89%
Total return after incentive fees (rebate) (2)	23.46%	4.65%	-32.58%	-1.89%

(1)	Annualized with the exception of incentive fees.
(2)	Total returns are not annualized.
(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Combined Consolidated Statements of Operations of the Trust. See footnote 6.

The Trust financial highlights are calculated based upon the Trust’s combined consolidated financial statements. The combined consolidated Trust does not issue units and therefore the financial highlights do not disclose any unitized data.

8. Derivative Instruments and Hedging Activities

The Trust’s primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trust does not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trust’s derivatives by instrument types as of December 31, 2022 and 2021 is included in the combined consolidated condensed schedules of investments. See Note 4 for further disclosure related to the Trust’s positions in swap contracts. There are embedded management fees in transacting these swaps ranging from 1% to 1.5% based on fair value of swaps and the embedded incentive fees ranging from 15% to 25% based on net new trading profits on swaps.

For the years ended December 31, 2022, 2021, and 2020, the monthly average of futures, forwards and options contracts bought was approximately 296, 652, and 613 respectively and the monthly average of futures, forwards, and options contracts sold was approximately 295, 654, and 612, respectively.

The following tables summarize the Trust’s combined consolidated trading revenues for the years ended December 31, 2022, 2021, and 2020 by contract type:

Realized Trading Revenue from Futures, Forwards and Options
for the Year Ended December 31, 2022

Type of contract

Agriculturals	$(385,424)
Currencies	683,628
Energies	94,910
Interest rates	230,542
Metals	(115,239)
Stock indices	299,210
Realized trading income/(loss)(1)	$807,627

(1)	Amounts recorded in the combined consolidated statements of operations under net realized gain(loss) on futures forwards and options.

Realized Trading Revenue from Futures, Forwards and Options
for the Year Ended December 31, 2021

Type of contract

Agriculturals	$191,851
Currencies	96,075
Energies	148,710
Interest rates	108,590
Metals	123,350
Stock indices	204,123
Realized trading income/(loss)(1)	$872,699

(1)	Amounts recorded in the combined consolidated statements of operations under net realized gain(loss) on futures forwards and options.

Realized Trading Revenue from Futures, Forwards and Options
for the Year Ended December 31, 2020

Type of contract

Agriculturals	$147,013
Currencies	90,903
Energies	118,920
Interest rates	59,037
Metals	217,301
Stock indices	(34,911)
Realized trading income/(loss)(1)	$598,263

(1)	Amounts recorded in the combined consolidated statements of operations under net realized gain(loss) on futures forwards and options.

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2022

Type of contract

Agriculturals	$187,295
Currencies	(252,215)
Energies	47,945
Interest rates	(108,413)
Metals	98,894
Stock indices	13,327
Change in unrealized trading income/(loss)(1)	$(13,166)

(1)	Amounts recorded in the combined consolidated statements of operations under net change in open trade equity/(deficit).

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2021

Type of contract

Agriculturals	$(13,842)
Currencies	11,977
Energies	(14,160)
Interest rates	(37,684)
Metals	(28,136)
Stock indices	(7,461)
Change in unrealized trading income/(loss)(1)	$(89,306)

(1)	Amounts recorded in the combined consolidated statements of operations under net change in open trade equity/(deficit).

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2020

Type of contract

Metals	$27,115
Currencies	14,158
Energies	(25,335)
Interest rates	4,660
Agriculturals	(1,619)
Stock indices	11,486
Change in unrealized trading income/(loss)(1)	$30,465

(1)	Amounts recorded in the combined consolidated statements of operations under net change in open trade equity/(deficit).

Certain financial instruments and derivative instruments are eligible for offset in the combined consolidated statements of financial condition under GAAP. The Trust’s open trade equity/(deficit), options written, and receivables from futures commission merchants (each, an “FCM”) are subject to master netting arrangements and collateral arrangements and meet the GAAP guidance to qualify for offset. A master netting arrangement with a counterparty creates a right of offset for amounts due to and from that same counterparty that is enforceable in the event of a default or bankruptcy. The Trust’s policy is to recognize amounts subject to master netting arrangements on a net basis on the combined consolidated statements of financial condition.

The following tables present gross and net information about the Trust’s assets and liabilities subject the master netting arrangements as disclosed on the combined consolidated statements of financial condition as of December 31, 2022 and 2021:

As of December 31, 2022

	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Combined Consolidated Statements of Financial Condition	Net Amounts Presented in the Combined Consolidated Statements of Financial Condition

Open Trade Equity/(Deficit)	$3,438	$(1,768)	$1,670

As of December 31, 2021

	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Combined Consolidated Statements of Financial Condition	Net Amounts Presented in the Combined Consolidated Statements of Financial Condition

Open Trade Equity/(Deficit)	$2,118,427	$(2,103,591)	$14,836

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

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the combined consolidated statements of financial condition, may result in future obligation or loss in excess of the amount paid by the Series for a particular investment. Each Trading Company and Galaxy Plus entity expects to trade in futures, options, forward and swap contracts and will therefore be a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures positions held by a Trading Company or Galaxy Plus entity in respect of any Series at the same time, and if the Trading Advisor(s) of such Trading Company or Galaxy Plus entity are unable to offset such futures interests positions, such Trading Company or Galaxy Plus entity could lose all of its assets and the holders of Units of such Series would realize a 100% loss. The Managing Owner will seek to minimize market risk through real-time monitoring of open positions and the level of diversification of each Trading Advisor’s portfolio. It is anticipated that any Trading Advisor’s margin- to-equity ratio will typically not exceed approximately 35% although the actual ratio could be higher or lower from time to time.

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

10. Indemnifications and Guarantees

The Trust has entered into agreements, which provide for the indemnification of futures clearing brokers, and commodity trading advisers, among others, against losses, costs, claims and liabilities arising from the performance of their individual obligations under such agreements, except for gross negligence, bad faith or willful misconduct. The Trust has had no prior claims or payments pursuant to these agreements. The Trust’s individual maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred. However, based on experience the Trust expects the risk of loss to be remote. Maximum exposure is unfulfilled obligations of the Trust up to the amount of equity at risk Morgan Stanley & Co. LLC. The Trust has not recorded any liability for the guarantees in the accompanying financial statements as it expects any possibility of losses to be remote. The Trust has not recorded any liability for the indemnifications in the accompanying combined consolidated financial statements as it expects any possibility of losses to be remote.

11. Subsequent Events

The Managing Owner evaluates events that occur after the balance sheet date but before and up until financial statements are available to be issued. The Managing Owner has assessed the subsequent events through the date that the combined consolidated financial statements were issued and has determined that, except as set forth below, there were no subsequent events requiring adjustment to or disclosure in the combined consolidated financial statements.

From January 1, 2023 through April 3, 2023, the Trust paid $687,561 in redemptions.

INDEPENDENT AUDITORS’ REPORT

To the Executive Committee of Frontier Funds

Opinion

We have audited the accompanying financial statements of Frontier Trading Company I, LLC and Frontier Trading Company XXXVIII, LLC (collectively, the “Trading Companies”), which comprise the statements of financial condition, including the condensed schedules of investments, as of December 31, 2022 and 2021, the related statements of operations, changes in members’ equity and cash flows for the years ended December 31, 2022, 2021, and 2020, and the related notes to the financial statements.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Trading Companies as of December 31, 2022 and 2021, and the results of their operations and their cash flows for the years ended December 31, 2022, 2021, and 2020, in accordance with accounting principles generally accepted in the United States of America.

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

In preparing the financial statements, management is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Trading Companiesw’ ability to continue as a going concern within one year after the date that the financial statements are issued or available to be issued.

Auditors’ Responsibilities for the Audit of the Financial Statements

Our objectives are to obtain reasonable assurance about whether the financial statements as a whole are free from material misstatement, whether due to fraud or error, and to issue an auditors’ report that includes our opinion. Reasonable assurance is a high level of assurance but is not absolute assurance and therefore is not a guarantee that an audit conducted in accordance with GAAS will always detect a material misstatement when it exists. The risk of not detecting a material misstatement resulting from fraud is higher than for one resulting from error, as fraud may involve collusion, forgery, intentional omissions, misrepresentations, or the override of internal control. Misstatements are considered material if there is a substantial likelihood that, individually or in the aggregate, they would influence the judgment made by a reasonable user based on the financial statements.

In performing an audit in accordance with GAAS, we:

●	Exercise professional judgment and maintain professional skepticism throughout the audit.

●	Identify and assess the risks of material misstatement of the financial statements, whether due to fraud or error, and design and perform audit procedures responsive to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.

●	Obtain an understanding of internal control relevant to the audit in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trading Companies’ internal control. Accordingly, no such opinion is expressed.

●	Evaluate the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluate the overall presentation of the financial statements.

●	Conclude whether, in our judgment, there are conditions or events, considered in the aggregate, that raise substantial doubt about the Trading Companies’ ability to continue as a going concern for a reasonable period of time.

We are required to communicate with those charged with governance regarding, among other matters, the planned scope and timing of the audit, significant audit findings, and certain internal control—related matters that we identified during the audit.

/s/ Spicer Jeffries LLP

Denver, Colorado

April 3, 2023

The Trading Companies of the Frontier Fund

Statements of Financial Condition

December 31, 2022 and 2021

	Frontier Trading
	Company I, LLC
	12/31/2022	12/31/2021

ASSETS

Receivable from futures commission merchants	$320,241	$818,362
Open trade equity, at fair value	1,670	14,836
Total Assets	$321,911	$833,198

LIABILITIES & MEMBERS’ EQUITY

LIABILITIES
Risk analysis fee payable	$10,442	$10,380
Total Liabilities	10,442	10,380
MEMBERS’ EQUITY (Net Asset Value)	311,469	822,818
Total Liabilities and Members’ Equity	$321,911	$833,198

	Frontier Trading		Frontier Trading		Frontier Trading
	Company XXXIV LLC		Company XXXV LLC		Company XXXVII LLC
	12/31/2022	12/31/2021	12/31/2022	12/31/2021	12/31/2022	12/31/2021

ASSETS

Swap contracts, at fair value	$-	$-	$-	$-	$-	$-
Interest receivable	-	-	-	-	-	-
Total Assets	$-	$-	$-	$-	$-	$-

LIABILITIES & MEMBERS’ EQUITY

LIABILITIES
Advance on unrealized swap appreciations	$-	$-	$-	$-	$-	$-
Interest payable	-	-	-	-	-	-
Options written, at fair value	-	-	-	-	-	-
			-	-	-	-
Open trade deficit, at fair value	$-	$-	-	$-	-	-
Total Liabilities	-	-	-	-	-	-
MEMBERS’ EQUITY (Net Asset Value)	-	-	-	-	-	-
Total Liabilities and Members’ Equity	$-	$-	$-	$-	$-	$-

	Frontier Trading		Frontier Trading
	Company XXXVIII LLC		Company XXXIX LLC
	12/31/2022	12/31/2021	12/31/2022	12/31/2021

ASSETS

Investments in private investment companies, at fair value	$264,652	$129,995	$-	$-
Swap contracts, at fair value	-	-	-	-
Total Assets	$264,652	$129,995	$-	$-

LIABILITIES & MEMBERS’ EQUITY

LIABILITIES
Advance on unrealized swap appreciations	$-	$-	$-	$-
Total Liabilities	-	-	-	-
MEMBERS’ EQUITY (Net Asset Value)	264,652	129,995	-	-
Total Liabilities and Members’ Equity	$264,652	$129,995	$-	$-

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Funds

Condensed Schedules of Investments

December 31, 2022

	Frontier Trading		Frontier Trading
	Company I LLC		Company XXXVIII LLC
		% of Total Capital		% of Total Capital
Description	Value	(Net Asset Value)	Value	(Net Asset Value)
LONG FUTURES CONTRACTS *
Various agriculture futures contracts (U.S.)	$1,590	0.51%	-	0.00%
Various base metals futures contracts (U.S.)	897	0.29%	-	0.00%
Various currency futures contracts (U.S.)	(230)	-1.19%	-	0.00%
Total Long Futures Contracts	$2,257	-0.39%	$-	0.00%
SHORT FUTURES CONTRACTS *
Various agriculture futures contracts (Europe)	$(227)	-0.07%	-	0.00%
Various currency futures contracts (Europe)	67	0.02%	-	0.00%
Various currency futures contracts (Far East)	(55)	-0.02%	-	0.00%
Various currency futures contracts (U.S.)	(216)	-0.07%	-	0.00%
Various interest rates futures contracts (U.S.)	(50)	-0.02%	-	0.00%
Various stock index futures contracts (Far East)	(106)	-0.03%	-	0.00%
Total Short Futures Contracts	$(587)	-0.19%	$-	0.00%
Total Open Trade Equity (Deficit)	$1,670	-0.58%	$-	0.00%
PRIVATE INVESTMENT COMPANIES
Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	$-	0.00%	264,652	100.00%
Total Private Investment Companies	$-	0.00%	$264,652	100.00%

The Trading Companies of the Frontier Funds

Condensed Schedules of Investments

December 31, 2021

	Frontier Trading		Frontier Trading
	Company I LLC		Company XXXVIII LLC
		% of Total Capital		% of Total Capital
Description	Value	(Net Asset Value)	Value	(Net Asset Value)
LONG FUTURES CONTRACTS *
Various agriculture futures contracts (Far East)	$10,141	1.23%	$-	0.00%
Various agriculture futures contracts (Europe)	(21,640)	-2.63%	-	0.00%
Various agriculture futures contracts (U.S.)	51,912	6.31%	-	0.00%
Various base metals futures contracts (U.S.)	20,031	2.43%	-	0.00%
Various currency futures contracts (Europe)	1,994	0.24%	-	0.00%
Various currency futures contracts (Far East)	819	0.10%	-	0.00%
Various currency futures contracts (Latin America)	6,710	0.82%	-	0.00%
Various currency futures contracts (U.S.)	(9,800)	-1.19%	-	0.00%
Various energy futures contracts (U.S.)	34	0.00%	-	0.00%
Various interest rates futures contracts (Europe)	(718,038)	-87.27%	-	0.00%
Various interest rates futures contracts (Far East)	(10,418)	-1.27%	-	0.00%
Various interest rates futures contracts (U.S.)	(7,281)	-0.88%	-	0.00%
Various precious metal futures contracts (U.S.)	19,168	2.33%	-	0.00%
Various soft futures contracts (U.S.)	138,674	16.85%	-	0.00%
Various stock index futures contracts (Europe)	1,508	0.18%	-	0.00%
Various stock index futures contracts (Far East)	1,541	0.19%	-	0.00%
Various stock index futures contracts (Oceanic)	1,236	0.15%	-	0.00%
Various stock index futures contracts (Canada)	1,853	0.23%	-	0.00%
Total Long Futures Contracts	$(511,556)	-62.17%	$-	0.00%
SHORT FUTURES CONTRACTS *
Various agriculture futures contracts (Far East)	$(27,804)	-3.38%	$-	0.00%
Various agriculture futures contracts (Europe)	20,105	2.44%	-	0.00%
Various agriculture futures contracts (U.S.)	(11,749)	-1.43%	-	0.00%
Various base metals futures contracts (U.S.)	(29,574)	-3.59%	-	0.00%
Various currency futures contracts (Europe)	(18,181)	-2.21%	-	0.00%
Various currency futures contracts (Far East)	(1,110)	-0.13%	-	0.00%
Various currency futures contracts (Latin America)	(21,340)	-2.59%	-	0.00%
Various currency futures contracts (U.S.)	6,288	0.76%	-	0.00%
Various energy futures contracts (U.S.)	(10,792)	-1.31%	-	0.00%
Various interest rates futures contracts (Europe)	785,677	95.49%	-	0.00%
Various interest rates futures contracts (U.S.)	(625)	-0.08%	-	0.00%
Various precious metal futures contracts (U.S.)	(38,573)	-4.69%	-	0.00%
Various soft futures contracts (U.S.)	(110,902)	-13.48%	-	0.00%
Various stock index futures contracts (Canada)	(5,194)	-0.63%	-	0.00%
Various stock index futures contracts (Europe)	(5,157)	-0.63%	-	0.00%
Various stock index futures contracts (Far East)	(2,191)	-0.27%	-	0.00%
Various stock index futures contracts (Oceanic)	(2,217)	-0.27%	-	0.00%
Various stock index futures contracts (U.S.)	(269)	-0.03%	-	0.00%
Total Short Futures Contracts	$526,392	63.97%	$-	0.00%
Total Open Trade Equity (Deficit)	$14,836	1.80%	$-	0.00%
PRIVATE INVESTMENT COMPANIES
Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	$-	0.00%	129,995	100.00%
Total Private Investment Companies	$-	0.00%	$129,995	100.00%

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Statements of Operations

For The Years Ended December 31, 2022, 2021 and 2020

	Frontier Trading
	Company I, LLC
	12/31/2022	12/31/2021	12/31/2020
Investment Income:
Interest-net	$(2,319)	$(213)	$6,075

Total Income	(2,319)	(213)	6,075

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures, forwards, and options	807,627	872,698	598,263
Net change in open trade equity	(13,166)	(89,306)	30,465
Risk analysis fees	(5,434)	(5,532)	(5,880)
Trading commissions	(13,009)	(15,423)	(21,149)

Net gain/(loss) on investments	776,018	762,437	601,699

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$773,699	$762,224	$607,774

	Frontier Trading			Frontier Trading
	Company XXXIV, LLC			Company XXXV, LLC
	12/31/2022	12/31/2021	12/31/2020	12/31/2022	12/31/2021	12/31/2020
Investment Income:
Interest-net	$-	$-	$-	$-	$-	$-

Total Income	-	-	-	-	-	-

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on swap contracts	-	-	(2,448,166)	-	-	(446,306)
Net unrealized gain/(loss) on option / swap contracts	-	-	(3,088,917)	-	-	(1,537,399)

Net gain/(loss) on investments	-	-	(5,537,083)	-	-	(1,983,705)

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$-	$-	$(5,537,083)	$-	$-	$(1,983,705)

	Frontier Trading			Frontier Trading			Frontier Trading
	Company XXXVII, LLC			Company XXXVIII, LLC			Company XXXIX, LLC
	12/31/2022	12/31/2021	12/31/2020	12/31/2022	12/31/2021	12/31/2020	12/31/2022	12/31/2021	12/31/2020
Investment Income:
Interest-net	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Income	-	-	-	-	-	-	-	-	-

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on option / swap contracts	-	-	188,100	-	-	-	-	-	(189,734)
Net unrealized gain/(loss) on option / swap contracts	-	-	44,277	-	-	-	-	-	197,829
Net unrealized gain/(loss) on private investment companies	-	-	-	134,657	40,965	(68,745)	-	-	-
Net realized gain/(loss) on private investment companies	-	-	-	-	-	-	-	-	-

Net gain/(loss) on investments	-	-	232,377	134,657	40,965	(68,745)	-	-	8,095

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$-	$-	$232,377	$134,657	$40,965	$(68,745)	$-	$-	$8,095

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Statements of Changes in Members’ Equity

For the Years Ended December 31, 2022, 2021, 2020

Frontier Trading
Company I LLC
Members’ Equity, December 31, 2019	2,633,758

Capital Contributed	1,250,215
Capital Distributed	(4,166,847)
Net Increase (decrease) in Members’ Equity Resulting From Operations	607,774

Members’ Equity, December 31, 2020	$324,900

Capital Contributed	825,630
Capital Distributed	(1,089,936)
Net Increase (decrease) in Members’ Equity Resulting From Operations	762,224

Members’ Equity, December 31, 2021	$822,818

Capital Contributed	450,000
Capital Distributed	(1,735,048)
Net Increase (decrease) in Members’ Equity Resulting From Operations	773,699

Members’ Equity, December 31, 2022	$311,469

	Frontier Trading	Frontier Trading
	Company XXXIV, LLC	Company XXXV, LLC
Members’ Equity, December 31, 2019	5,768,199	2,384,583

Capital Contributed	1,178,695	269,147
Capital Distributed	(1,409,811)	(670,025)
Net Increase (decrease) in Members’ Equity Resulting From Operations	(5,537,083)	(1,983,705)

Members’ Equity, December 31, 2020	$-	$-

Capital Contributed	-	-
Capital Distributed	-	-
Net Increase (decrease) in Members’ Equity Resulting From Operations	-	-

Members’ Equity, December 31, 2021	$-	$-

Capital Contributed	-	-
Capital Distributed	-	-
Net Increase (decrease) in Members’ Equity Resulting From Operations	-	-

Members’ Equity, December 31, 2022	$-	$-

	Frontier Trading	Frontier Trading	Frontier Trading
	Company XXXVII, LLC	Company XXXVIII, LLC	Company XXXIX, LLC
Members’ Equity, December 31, 2019	247,521	157,775	988,009

Capital Contributed	-	-	-
Capital Distributed	(479,898)	-	(996,104)
Net Increase (decrease) in Members’ Equity Resulting From Operations	232,377	(68,745)	8,095

Members’ Equity, December 31, 2020	$-	$89,030	$-

Capital Contributed	-	-	-
Capital Distributed	-	-	-
Net Increase (decrease) in Members’ Equity Resulting From Operations	-	40,965	-

Members’ Equity, December 31, 2021	$-	$129,995	$-

Capital Contributed	-	-	-
Capital Distributed	-	-	-
Net Increase (decrease) in Members’ Equity Resulting From Operations	-	134,657	-

Members’ Equity, December 31, 2022	$-	$264,652	$-

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Statements of Cash Flows

For the Years Ended December 31, 2022, 2021 and 2020

	Frontier Trading
	Company I, LLC
	2022	2021	2020

Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$773,699	$762,224	$607,774
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by (used in) operating activities:
Decrease (increase) in receivable from futures commission merchants	498,121	(584,389)	2,292,065
Decrease (increase) in open trade equity (deficit), at fair value	13,166	85,604	15,744
(Decrease) increase in risk analysis fee payable	62	867	1,048
Net cash provided by (used in) operating activities	1,285,048	264,306	2,916,631

Cash Flows from Financing Activities
Capital Contributed	450,000	825,630	1,250,215
Capital Distributed	(1,735,048)	(1,089,936)	(4,166,846)

Net cash provided by (used in) financing activities	(1,285,048)	(264,306)	(2,916,631)

Net change in cash and cash equivalents	-	-	-
Cash and cash equivalents, beginning of year	$-	$-	$-
Cash and cash equivalents, end of year	$-	$-	$-

	Frontier Trading			Frontier Trading
	Company XXXIV, LLC			Company XXXV, LLC
	2022	2021	2020	2022	2021	2020

Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$-	$-	$(5,537,083)	$-	$-	$(1,983,705)
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (gain) loss on swap contracts	-	-	3,088,917	-	-	1,537,399
(Decrease) increase in swap collateral	-	-	2,679,282	-	-	847,184
Net cash provided by (used in) operating activities	-	-	231,116	-	-	400,878

Cash Flows from Financing Activities
Capital Contributed	-	-	1,178,695	-	-	269,147
Capital Distributed	-	-	(1,409,811)	-	-	(670,025)

Net cash provided by (used in) financing activities	-	-	(231,116)	-	-	(400,878)

Net change in cash and cash equivalents	-	-	-	-	-	-
Cash and cash equivalents, beginning of year	$-	$-	$-	$-	$-	$-
Cash and cash equivalents, end of year	$-	$-	$-	$-	$-	$-

	Frontier Trading			Frontier Trading			Frontier Trading
	Company XXXVII, LLC			Company XXXVIII, LLC			Company XXXIX, LLC
	2022	2021	2020	2022	2021	2020	2022	2021	2020

Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$-	$-	$232,377	$134,657	$40,965	$(68,745)	$-	$-	$8,095
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by (used in) operating activities:
(Decrease) increase in swap collateral	-	-	291,798	-	-	-	-	-	1,185,838
Net unrealized (gain) loss on swap contracts	-	-	(44,277)	-	-	-	-	-	(197,829)
Net unrealized (gain) loss in Investments in private investment companies	-	-	-	(134,657)	(40,965)	68,745	-	-	-
Net cash provided by (used in) operating activities	-	-	479,898	-	-	-	-	-	996,104

Cash Flows from Financing Activities
Capital Distributed	-	-	(479,898)	-	-	-	-	-	(996,104)

Net cash provided by (used in) financing activities	-	-	(479,898)	-	-	-	-	-	(996,104)

Net change in cash and cash equivalents	-	-	-	-	-	-	-	-	-
Cash and cash equivalents, beginning of year	$-	$-	$-	$-	$-	$-	$-	$-	$-
Cash and cash equivalents, end of year	$-	$-	$-	$-	$-	$-	$-	$-	$-

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

Receivable from Futures Commission Merchants—The Trading Companies deposit assets with an FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trading Companies earn interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2022 and December 31, 2021 included restricted cash for margin requirements of $320,241 and $818,362 for the Frontier Trading Company I LLC.

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

Income Taxes—The Trading Companies apply the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trading Companies’ financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trading Company level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. Management has concluded there is no tax expense, interest or penalties to be recorded by the Trading Companies. The 2019 through 2022 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

The following table summarizes the instruments that comprise the Trading Companies financial asset portfolio measured at fair value on a recurring basis as of December 31, 2022 and 2021, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

December 31, 2022	Pratical Expedient	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Trading Company I LLC
Open Trade Equity (Deficit)	$-	$1,670	$-	$-	$1,670
Frontier Trading Company XXXVIII, LLC
Private Investment Companies	264,652	-	-	-	264,652

December 31, 2021	Pratical Expedient	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Trading Company I LLC
Open Trade Equity (Deficit)	$-	$14,836	$-	$-	$14,836
Frontier Trading Company XXXVIII, LLC
Private Investment Companies	129,995	-	-	-	129,995

The Trading Companies assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Trading Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the years ended December 31, 2022, 2021 and 2020, the Trading Companies did not transfer any assets between Level 1, Level 2 or Level 3.

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

5. Financial Highlights

The following information presents the financial highlights of the Trading Companies for the years ended December 31, 2022, 2021, and 2020.

	Frontier Trading			Frontier Trading			Frontier Trading
	Company I LLC			Company XXXIV, LLC			Company XXXV, LLC
	12/31/2022	12/31/2021	12/31/2020	12/31/2022	12/31/2021	12/31/2020	12/31/2022	12/31/2021	12/31/2020

Net Investment Gain	-0.39%	-0.04%	0.88%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Total Return	360.75%	306.85%	114.13%	0.00%	0.00%	-0.61%	0.00%	0.00%	19.32%

	Frontier Trading			Frontier Trading			Frontier Trading
	Company XXXVII, LLC			Company XXXVIII, LLC			Company XXXIX, LLC
	12/31/2022	12/31/2021	12/31/2020	12/31/2022	12/31/2021	12/31/2020	12/31/2022	12/31/2021	12/31/2020

Net Investment Gain	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Total Return	0.00%	0.00%	-497.38%	103.59%	46.01%	191.44%	0.00%	0.00%	-1871.86%

(1)	Trading Company XXXIX, LLC ceased trading operations May 30,2020

(2)	Trading Company XXXVII, LLC ceased trading operations December 21, 2020

(3)	Trading Company XXXV, LLC ceased trading operations December 21, 2020

(4)	Trading Company XXXIV, LLC ceased trading operations December 21, 2020

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

As of December 31, 2022, Frontier Trading Company XXXVIII, LLC’s investment into Galaxy Plus Fund – Quest FIT Feeder Fund (535) LLC had a fair value of $264,652. For the year ended December 31, 2022, Galaxy Plus Fund – Quest FIT Feeder Fund (535) LLC incurred $0 in trading commissions and had $141,820 and $16,539 in realized and unrealized trading gains, respectively, for a net gain of $134,657. Galaxy Plus Fund – Quest FIT Feeder Fund (535) LLC allows for daily redemptions upon 24 hours written notice. There are no liquidity restrictions.

7. Derivative Instruments and Hedging Activities

The Trading Companies’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trading Companies do not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trading Companies’ derivatives by instrument types as of December 31, 2022 and 2021 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trading Companies’ positions in swap. The following tables summarize the monthly averages of futures contracts bought and sold for each respective Trading Company:

For the Year Ended December 31, 2022

Monthly average contracts:

	Bought	Sold

Frontier Trading Company I LLC	296	295

For the Year Ended December 31, 2021

Monthly average contracts:

	Bought	Sold

Frontier Trading Company I LLC	652	654

For the Year Ended December 31, 2020

Monthly average contracts:

	Bought	Sold

Frontier Trading Company I LLC	613	612

The following tables summarize the trading revenues for the years ended December 31, 2022, 2021, and 2020, approximately by sector:

Realized Trading Revenue from Futures, Forwards and Options for the Year Ended December 31, 2022.

Frontier Trading
Company I LLC
Type of contract
Agriculturals	$(385,424)
Currencies	683,628
Energies	94,910
Interest rates	230,542
Metals	(115,239)
Stock indices	299,210
Realized trading income/(loss)(1)	$807,627

Realized Trading Revenue from Futures, Forwards and Options for the Year Ended December 31, 2021.

Frontier Trading
Company I LLC
Type of contract
Agriculturals	$191,851
Currencies	96,075
Energies	148,710
Interest rates	108,590
Metals	123,350
Stock indices	204,122
Realized trading income/(loss)(1)	$872,698

Realized Trading Revenue from Futures, Forwards and Options for the Year Ended December 31, 2020

Frontier Trading
Company I LLC
Type of contract
Metals	$147,013
Currencies	90,903
Energies	118,920
Agriculturals	59,037
Interest rates	217,301
Stock indices	(34,911)
Realized trading income/(loss)(1)	$598,263

(1)	Amounts recorded in the Statements of Operations under Net realized gain(loss) on futures forwards and options.

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2022

Frontier Trading
Type of contract	Company I LLC
Metals	$98,894
Currencies	(252,215)
Energies	47,945
Agriculturals	187,295
Interest rates	(108,413)
Stock indices	13,328
Change in unrealized trading income/(loss)(1)	$(13,166)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2021

Frontier Trading
Type of contract	Company I LLC
Metals	$(28,136)
Currencies	11,977
Energies	(14,160)
Agriculturals	(13,842)
Interest rates	(37,684)
Stock indices	(7,461)
Change in unrealized trading income/(loss)(1)	$(89,306)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2020

Frontier Trading
Type of contract	Company I LLC
Metals	$(1,619)
Currencies	14,159
Energies	(25,335)
Agriculturals	27,115
Interest rates	4,660
Stock indices	11,486
Change in unrealized trading income/(loss)(1)	$30,466

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

The following tables present gross and net information about the Series’ assets and liabilities subject to master netting arrangements as disclosed on the statements of financial condition as of December 31, 2022 and December 31, 2021.

As of December 31, 2022

Frontier Trading Company I, LLC	Gross Amounts of recognized Assets	Gross Amounts of recognized Liabilities	Net Amounts of Assets and Liabilities Presented in the Statements of Financial Condition

Open Trade Equity/(Deficit)	$5,695	$(4,025)	$1,670

As of December 31, 2021

Frontier Trading Company I, LLC	Gross Amounts of recognized Assets	Gross Amounts of recognized Liabilities	Net Amounts of Assets and Liabilities Presented in the Statements of Financial Condition

Open Trade Equity/(Deficit)	$2,118,427	$(2,103,591)	$14,836

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

Financial Report

December 31, 2022

Independent Auditor’s Report

Managing Member

Galaxy Plus Fund LLC

Opinion

We have audited the financial statements of Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC, Galaxy Plus Fund - FORT Contrarian Feeder Fund (510) LLC, Galaxy Plus Fund - Quest Feeder Fund (517) LLC, Galaxy Plus Fund - LRR Feeder Fund (522) LLC, Galaxy Plus Fund - QIM Feeder Fund (526) LLC, Galaxy Plus Fund - Aspect Feeder Fund (532) LLC, Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC and Galaxy Plus Fund - Volt Diversified Alpha Feeder Fund (550) LLC (collectively, the Funds), which comprise the statements of financial condition as of December 31, 2022, the related statements of operations and changes in members’ equity for the year then ended, and the related notes to the financial statements (collectively, the financial statements).

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Funds as of December 31, 2022, and the results of their operations and changes in members’ equity for the year then ended in accordance with accounting principles generally accepted in the United States of America.

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

March 30, 2023

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Statements of Financial Condition

December 31, 2022

(Expressed in U.S. Dollars)

	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus
	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -
	507 Series	510 Series	517 Series	522 Series	526 Series	532 Series	538 Series	550 Series

Assets

Investment in Master Fund - at fair value	$2,405,697	$592,995	$2,421,025	$592,443	$2,264,697	$8,349,284	$4,734,863	$283,349
Receivable from Master Fund	-	-	-	-	-	-	-	74,789
Cash	77,004	74,144	30,746	31,451	477,016	91,059	378,875	1,849
Other assets	462	614	-	6,223	-	-	-	-

Total assets	$2,483,163	$667,753	$2,451,771	$630,117	$2,741,713	$8,440,343	$5,113,738	$359,987

Liabilities and members’ equity

Payable to Master Fund	$75,672	$76,418	$32,025	$39,631	$445,277	$69,749	$379,088	$-
Subscriptions received in advance	-	-	-	-	7,122	-	-	-
Accrued management fees	12,238	1,116	5,543	5,836	4,546	44,992	9,167	3,045
Accrued incentive fees	2,003	-	111	10,305	26,290	25,432	5,475	-
Accrued sponsor fees	-	-	907	-	1,239	4,265	1,229	435

Total liabilities	89,913	77,534	38,586	55,772	484,474	144,438	394,959	3,480

Members’ equity	2,393,250	590,219	2,413,185	574,345	2,257,239	8,295,905	4,718,779	356,507

Total liabilities and members’ equity	$2,483,163	$667,753	$2,451,771	$630,117	$2,741,713	$8,440,343	$5,113,738	$359,987

See notes to financial statements.

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Statements of Operations

For the year ended December 31, 2022

(Expressed in U.S. Dollars)

	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus
	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -
	507 Series	510 Series	517 Series	522 Series	526 Series	532 Series	538 Series	550 Series

Net investment income (loss) allocated from Master Fund:
Interest income	$15,943	$3,737	$22,980	$1,008	$16,894	$128,567	$12,527	$763
Interest expense	(41)	(8,041)	(2,769)	(13)	(336)	(19,724)	(2,707)	-
Other expenses	(398)	(586)	(1,328)	(1,914)	(1,365)	(1,431)	(1,561)	(3,809)

Net investment income (loss) allocated from Master Fund	15,504	(4,890)	18,883	(919)	15,193	107,412	8,259	(3,046)

Fund expenses:
Operating expenses	743	592	3,280	1,773	1,800	2,242	1,745	4,472
Professional fees	15,362	17,888	18,132	17,888	17,888	17,888	17,888	17,888
Management fees	128,299	23,317	42,561	60,750	44,436	577,808	185,830	43,394
Incentive fees	492,281	-	438,856	12,057	103,070	1,686,555	958,238	21,863
Sponsor fees	24,090	5,672	11,215	2,917	12,153	53,350	18,263	4,864

Total fund expenses	660,775	47,469	514,044	95,385	179,347	2,337,843	1,181,964	92,481

Total net investment loss	(645,271)	(52,359)	(495,161)	(96,304)	(164,154)	(2,230,431)	(1,173,705)	(95,527)

Realized and unrealized gain (loss) on investments and foreign currency transactions allocated from Master Fund:
Net realized gain (loss) from investments and foreign currency transactions	970,889	(2,351,388)	1,487,808	181,878	1,134,270	6,926,413	2,337,497	(237,339)
Net change in unrealized appreciation (depreciation) on investments	323,856	179,292	174,666	83,204	(146,845)	189,496	(83,800)	37,434
Net realized and unrealized gain (loss) on investments and foreign currency transactions allocated from investment in Master Fund	1,294,745	(2,172,096)	1,662,474	265,082	987,425	7,115,909	2,253,697	(199,905)

Net increase (decrease) in members’ equity resulting from operations	$649,474	$(2,224,455)	$1,167,313	$168,778	$823,271	$4,885,478	$1,079,992	$(295,432)

See notes to financial statements.

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Statements of Changes in Members’ Equity

For the year ended December 31, 2022

(Expressed in U.S. Dollars)

	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus
	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -
	507 Series	510 Series	517 Series	522 Series	526 Series	532 Series	538 Series	550 Series
Increase (decrease) in members’ equity from operations:
Total net investment loss	$(645,271)	$(52,359)	$(495,161)	$(96,304)	$(164,154)	$(2,230,431)	$(1,173,705)	$(95,527)
Net realized gain (loss) from investments and foreign currency transactions	970,889	(2,351,388)	1,487,808	181,878	1,134,270	6,926,413	2,337,497	(237,339)
Net change in unrealized appreciation (depreciation) on investments	323,856	179,292	174,666	83,204	(146,845)	189,496	(83,800)	37,434

Net increase (decrease) in members’ equity from operations	649,474	(2,224,455)	1,167,313	168,778	823,271	4,885,478	1,079,992	(295,432)

Increase (decrease) in members’ equity from capital transactions:
Proceeds from issuance of capital	2,739,819	376,763	161,686	52,142	632,767	1,485,429	942,722	29,215
Payments for redemption of capital	(2,168,621)	(1,121,335)	(504,786)	(120,303)	(1,166,670)	(4,428,156)	(1,912,410)	(1,556,983)

Net increase (decrease) in members’ equity from capital transactions	571,198	(744,572)	(343,100)	(68,161)	(533,903)	(2,942,727)	(969,688)	(1,527,768)

Total net increase (decrease) in members’ equity	1,220,672	(2,969,027)	824,213	100,617	289,368	1,942,751	110,304	(1,823,200)

Members’ equity, beginning of the year	1,172,578	3,559,246	1,588,972	473,728	1,967,871	6,353,154	4,608,475	2,179,707

Members’ equity, end of the year	$2,393,250	$590,219	$2,413,185	$574,345	$2,257,239	$8,295,905	$4,718,779	$356,507

See notes to financial statements.

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Notes to Financial Statements

Note 1. Organization and Structure

Galaxy Plus Fund LLC (the “Onshore Platform”) was formed in Delaware as a series limited liability company on April 14, 2014. The Onshore Platform is part of the Galaxy Plus Managed Account Platform (the “Platform”). Both are sponsored by New Hyde Park Alternatives Funds, LLC (the “Sponsor” or “NHPAF”) as a means of making available to qualified high net-worth individuals and institutional investors (including fund of hedge funds) (“Investors”) a variety of third-party professional managed futures and foreign exchange advisors (“Advisors”) in an investment environment which facilitates access to multiple Advisors without having to negotiate individually with any Advisor, meet their account minimums, or establish futures and forward dealing accounts.

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

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Notes to Financial Statements

During 2022, the Onshore Platform consisted, in part, of the Funds described below. The Funds listed, herein, contain Class EF interest. That interest was created specifically for a strategic investor (see Note 3). The Funds are considered significant subsidiaries of that strategic investor under the SEC’s Regulation S-X 3-09.

The financial statements for each of the Master Funds referenced below are attached to this report and should be read in conjunction with each Fund’s financial statements.

Galaxy Plus Fund – Quantica Managed Futures Feeder Fund (507) LLC (“507”) – On its inception date, April 20, 2015, 507 invested its assets in Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC, a Delaware limited liability company. As of December 31, 2022, 507 owned 91.21% of its Master Fund.

Galaxy Plus Fund – FORT Contrarian Feeder Fund (510) LLC (“510”) – On its inception date, August 6, 2015, 510 invested its assets in Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC, a Delaware limited liability company. As of December 31, 2022, 510 owned 100% of its Master Fund.

Galaxy Plus Fund – Quest Feeder Fund (517) LLC (“517”) – On its inception date, June 29, 2016, 517 invested its assets in Galaxy Plus Fund – Quest Master Fund (517) LLC, a Delaware limited liability company. As of December 31, 2022, 517 owned 100% of its Master Fund.

Galaxy Plus Fund – LRR Feeder Fund (522) LLC (“522”) – On its inception date, April 28, 2016, 522 invested its assets in Galaxy Plus Fund – LRR Master Fund (522) LLC, a Delaware limited liability company. As of December 31, 2022, 522 owned 100% of its Master Fund.

Galaxy Plus Fund – QIM Feeder Fund (526) LLC (“526”) – On its inception date, June 22, 2016, 526 invested its assets in Galaxy Plus Fund – QIM Master Fund (526) LLC, a Delaware limited liability company. As of December 31, 2022, 526 owned 100% of its Master Fund.

Galaxy Plus Fund – Aspect Feeder Fund (532) LLC (“532”) – On its inception date, December 16, 2016, 532 invested its assets in Galaxy Plus Fund – Aspect Master Fund (532) LLC, a Delaware limited liability company. As of December 31, 2022, 532 owned 100% of its Master Fund.

Galaxy Plus Fund – Welton GDP Feeder Fund (538) LLC (“538”) – On its inception date, March 28, 2017, 538 invested its assets in Galaxy Plus Fund – Welton GDP Master Fund (538) LLC, a Delaware limited liability company. As of December 31, 2022, 538 owned 100% of its Master Fund.

Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC (“550”) – On its inception date, September 9, 2020, 550 invested its assets in Galaxy Plus Fund – Volt Diversified Alpha Master Fund (550) LLC, a Delaware limited liability company. As of December 31, 2022, 550 owned 100% of its Master Fund.

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

Redemptions payable: Redemptions payable are redemption proceeds payable for the sale of capital effective prior to period end.

Receivable/payable from/to Master Fund: Generally, receivables and payables from/to Master Fund are a result of timing differences of cash movements related to capital activity at the Master Fund level.

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

Interest income/expense: Interest income and expense is recognized on an accrual basis and includes the Master Fund’s interest income/expense from its broker that is allocated on a pro rata basis to the respective Fund percentage in the Master Funds on the first day.

Dividend income/expense: Dividend income and expense is recognized on an accrual basis and includes the Master Fund’s dividend income/expense from its broker that is allocated on a pro rata basis to the respective the respective Fund based on it’s ownership percentage in the respective Master Fund on the first day of each accounting period.

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

Indemnifications and litigations: The Sponsor and its affiliates are indemnified against certain liabilities arising out of the performance of their duties for the Onshore Platform. In addition, in the normal course of business, the Onshore Platform enters into contracts with vendors and others that provide for general indemnifications. The Funds’ maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Onshore Platform. However, the Onshore Platform expects the risk of loss to be remote. From time to time, in the normal course of business, the Funds may be threatened with, or named as defendants in, lawsuits, arbitrations, and administrative claims. Any such claims that are decided against the Funds could harm the Funds’ business. The Funds are also subject to periodic regulatory audits and inspections which could result in fines or other disciplinary actions. Unfavorable outcomes in such matters may result in a material impact on the Funds’ financial position or results from operations. As of December 31, 2022, the Sponsor was not aware of any matters that would have a material impact on the Funds’ financial statements.

Statement of Cash Flows: The Onshore Platform has elected not to provide Statements of Cash Flows as permitted by U.S. GAAP as all of the following conditions have been met:

●	During the year/period, substantially all of the Funds’ investments were carried at fair value and classified as Level 1 or Level 2 or were measured using the practical expedient measurements in accordance with FASB ASC 820;

●	The Funds had little or no debt during the year/period;

●	The Onshore Platform financial statements include Statements of Changes in Members’ Equity.

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

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Notes to Financial Statements

The amount of capital activity by each class of Interest for each Fund for the year/period ended December 31, 2022, is as follows:

	Galaxy Plus Fund LLC -507	Galaxy Plus Fund LLC -507	Galaxy Plus Fund LLC -507	Galaxy Plus Fund LLC -510	Galaxy Plus Fund LLC -510	Galaxy Plus Fund LLC -510
	Series	Series	Series	Series	Series	Series
	Class A	Class C	Class EF	Class A	Class C	Class EF

Subscriptions	$-	$209,742	$2,530,077	$-	$33,335	$343,428
Redemptions	(1,053,687)	(134,742)	(980,192)	(710,604)	-	(410,731)

Total increase (decrease)	$(1,053,687)	$75,000	$1,549,885	$(710,604)	$33,335	$(67,303)

	Galaxy Plus Fund LLC -517	Galaxy Plus Fund LLC -522	Galaxy Plus Fund LLC -526	Galaxy Plus Fund LLC -526	Galaxy Plus Fund LLC -532	Galaxy Plus Fund LLC -532
	Series	Series	Series	Series	Series	Series
	Class EF	Class EF	Class A	Class EF	Class C	Class EF

Subscriptions	$161,686	$52,142	$-	$632,767	$25,000	$1,460,429
Redemptions	(504,786)	(120,303)	(961,551)	(205,119)	-	(4,428,156)

Total increase (decrease)	$(343,100)	$(68,161)	$(961,551)	$427,648	$25,000	$(2,967,727)

	Galaxy Plus Fund LLC -538	Galaxy Plus Fund LLC -538	Galaxy Plus Fund LLC -550	Galaxy Plus Fund LLC -550
	Series	Series	Series	Series
	Class C	Class EF	Class C	Class EF

Subscriptions	$50,000	$892,722	$-	$29,215
Redemptions	-	(1,912,410)	(1,490,370)	(66,613)
	-
Total increase (decrease)	$50,000	$(1,019,688)	$(1,490,370)	$(37,398)

Transfers into and out of a Fund relating to movement from one class of Share to another, change in beneficial ownership, and consolidation to an older series may occur from time to time. Roll-ups are considered transfers for financial reporting purposes. Since the amount of transfers into and out of each Fund offset, such transfers are not shown in the Funds’ Statements of Changes in Members’ Equity. For the year/period ended December 31, 2022, there were no transfers.

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

Management Fee: Each Advisor earns a management fee (the “Management Fee”) which is calculated and accrued monthly (prorated for partial periods) and payable in arrears as of the last business day of each month. The rate at which the Management Fee is calculated is specific to each Fund and typically ranges from 0% to 3.50% per annum. Each Advisor may enter into fee sharing arrangements with the Sponsor, pursuant to which the Sponsor will receive a portion of the Management Fee to be paid to such advisor. In addition, the Sponsor can enter into agreements with Selling Agents in which the Selling Agent will receive a portion of the Management Fee on assets they introduce to the Funds. The amounts due to the Selling Agents and Sponsor are included in the Management Fee charged to the Funds. During the year ended December 31, 2022, Management Fees paid to Selling Agents and the Sponsor are as follows:

	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus
	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -
	507 Series	510 Series	532 Series	538 Series	550 Series
Selling Agent	$4,831	$-	$-	$-	$535
Sponsor	70	147	14	139	2,089

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

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Notes to Financial Statements

The Trading Advisors may enter into side agreements with various investors changing the management/ incentive fees charged to those investors. Each Advisor may enter into fee sharing agreements with the Sponsor, pursuant to which the Sponsor will receive a portion of the Incentive Fee to be paid to such advisor. The amounts due to the Sponsor are included in the Incentive Fee charged to the Funds. Pursuant to a fee sharing agreement between the Sponsor and the Advisor of 550, the Sponsor of 550 earned $3,905 of the Incentive Fees during the year ended December 31, 2022.

The Sponsor, on behalf of the managing owner of the Class EF members, has entered into separate fee arrangements with the Trading Advisors which results in the managing owner retaining a portion of both the management and incentive fees charged to the Class EF members. During the year ended December 31, 2022, the amount of management fees and incentive fees retained by the managing owner of Class EF members are as follows:

	Galaxy Plus Fund LLC - 507 Series	Galaxy Plus Fund LLC -510 Series	Galaxy Plus Fund LLC - 517 Series	Galaxy Plus Fund LLC - 522 Series
Management fee	$80,311	$3,057	$42,561	$31,669
Incentive fee	126,760	-	264,405	12,057

	Galaxy Plus Fund LLC - 526 Series	Galaxy Plus Fund LLC - 532 Series	Galaxy Plus Fund LLC - 538 Series	Galaxy Plus Fund LLC - 550 Series
Management Fee	$24,246	$436,296	$13,261	$31,877
Incentive Fee	53,962	777,102	-	2,373

The amount of management fees and incentive fees due to the managing owner of the class EF members as of December 31, 2022 are as follows:

	Galaxy Plus Fund LLC - 507 Series	Galaxy Plus Fund LLC - 510 Series	Galaxy Plus Fund LLC - 517 Series	Galaxy Plus Fund LLC - 522 Series
Accrued management fee	$5,728	$130	$3,442	$3,036
Accrued incentive fee	134	-	-	10,305

	Galaxy Plus Fund LLC - 526 Series	Galaxy Plus Fund LLC - 532 Series	Galaxy Plus Fund LLC - 538 Series	Galaxy Plus Fund LLC - 550 Series
Accrued management fee	$2,487	$36,019	$909	$2,237
Accrued incentive fee	-	-	-	-

Sponsor Fee: The Sponsor will receive from each Interest a monthly sponsor fee (the “Sponsor Fee”) calculated as a percentage (the “Sponsor Fee Rate”) applicable to each Class of Interests. The Sponsor Fee is calculated and accrued monthly and payable in arrears as of the last business day of each month. The Sponsor Fee is pro rated for partial periods. The annual Sponsor Fee Rate is 0.25% for Class A Interests, 0.50% for Class B Interests, 0.80% for Class C Interests, 0.15% for Class EF Interests.

Sales Commission: Class A, B and C Interests are subject to monthly ongoing sales commissions (“Sales Commissions”) equal to a percentage (the “Sales Commission Rate”) applicable to each Class of Interest. Sales Commissions are calculated and accrued monthly and payable in arrears as of the last business day of each month. Sales Commissions are pro-rated for partial periods. Sales Commissions are specific to an Investor and are agreed upon between the Investor and Selling Agent prior to making a contribution to the Onshore Platform. The Sales Commission Rate generally ranges between 0%-2% per annum. With the exception of 507 and 550, no sales commissions were charged during the year ended December 31, 2022. Sales commissions are included in the Sponsor Fee totals on the Statements of Operations.

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Notes to Financial Statements

Professional Fees and Operating Expenses: The Sponsor will be responsible for paying all ongoing operating costs of each Fund and the Onshore Platform as the expenses are incurred, including, but not limited to, any administrative, transfer, exchange and withdrawal processing costs, legal, compliance, regulatory, reporting, filing, escrow, accounting and printing fees and expenses, and any other operating or administrative expenses related to accounting, research, due diligence or reporting. However, the Master Fund will be responsible for paying all of its execution and clearing brokerage commissions, Fund set-up and organization expenses (which can be capped at the discretion of the Sponsor); bank wire fees; fees related to the audit and tax preparation; and extraordinary expenses such as litigation and indemnification.

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

Note 6. Financial Instruments with off-balance sheet risk and concentration of credit risk

At December 31, 2022, none of the Funds have direct commitments to buy or sell financial instruments, including derivative instruments. Each Fund does have indirect buy and sell commitments that arise through the positions held by the Master Fund in which each respective Fund invests. However, as an investor in a Master Fund, each Fund’s risk at December 31, 2022, is limited to the fair value of its investment in the Master Fund.

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Notes to Financial Statements

Note 7. Financial highlights

Financial highlights for each Fund and its respective Class(es) for the year ended December 31, 2022 are presented in the table below. The information has been derived from information presented in the financial statements.

	Galaxy Plus Fund LLC - 507 Series	Galaxy Plus Fund LLC - 507 Series	Galaxy Plus Fund LLC - 510 Series	Galaxy Plus Fund LLC - 510 Series	Galaxy Plus Fund LLC - 517 Series
	Class C	Class EF	Class C	Class EF	Class EF

Total return before incentive fee	43.71%	42.97%	-15.58%	-81.65%	99.11%
Incentive fee	-11.59%	-22.32%	0.00%	0.00%	-28.38%
Total return after incentive fee (A)	32.12%	20.65%	-15.58%	-81.65%	70.73%

Ratios to average members’ equity (B) (D):
Expenses excluding incentive fee	7.64%	5.56%	12.58%	4.97%	3.15%
Incentive fee	8.01%	17.53%	0.00%	0.00%	17.42%
Total expenses and incentive fee	15.65%	23.09%	12.58%	4.97%	20.57%

Net investment loss (C)	-15.19%	-22.54%	-12.39%	-4.62%	-19.66%

	Galaxy Plus Fund LLC - 522 Series	Galaxy Plus Fund LLC - 526 Series	Galaxy Plus Fund LLC - 532 Series	Galaxy Plus Fund LLC - 532 Series	Galaxy Plus Fund LLC - 538 Series
	Class EF	Class EF	Class C	Class EF	Class C

Total return before incentive fee	44.94%	87.50%	-15.22%	117.63%	-27.07%
Incentive fee	-3.00%	-9.35%	0.00%	-31.07%	0.00%
Total return after incentive fee (A)	41.94%	78.15%	-15.22%	86.56%	-27.07%

Ratios to average members’ equity (B) (D):
Expenses excluding incentive fee	17.31%	3.78%	5.33%	7.69%	5.67%
Incentive fee	2.45%	5.00%	0.00%	19.30%	0.00%
Total expenses and incentive fee	19.76%	8.78%	5.33%	26.99%	5.67%

Net investment loss (C)	-19.55%	-7.97%	-8.17%	-25.52%	-8.12%

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Notes to Financial Statements

	Galaxy Plus Fund LLC - 538 Series	Galaxy Plus Fund LLC - 550 Series	Galaxy Plus Fund LLC - 550 Series
	Class EF	Class C	Class EF

Total return before incentive fee	45.26%	-8.74%	18.34%
Incentive fee	-23.95%	-2.35%	-7.80%
Total return after incentive fee (A)	21.31%	-11.09%	10.54%

Ratios to average members’ equity (B) (D):
Expenses excluding incentive fee	3.85%	5.65%	18.85%
Incentive fee	16.19%	0.90%	6.31%
Total expenses and incentive fee	20.04%	6.55%	25.16%

Net investment loss (C)	-19.82%	-6.27%	-25.19%

(A)	Total return is based on the change in average members’ equity during the period of a theoretical investment made at the inception of the Fund. Total return is not annualized for Funds or classes that have been in operations for less than a year/period as of December 31, 2022.

(B)	The total expense and net investment income (loss) ratios are computed based upon weighted-average members’ equity as a whole for the year/period ended December 31, 2022.

(C)	The net investment income (loss) ratio excludes net realized and unrealized gains (losses) on investments.

(D)	Ratios have been annualized, excluding non-recurring expenses and incentive fees, for Funds and classes that have been in operations for less than a year/period as of December 31, 2022. Refer to note 1 for commencement dates of each Fund.

Financial highlights are calculated for each permanent, non-managing class of interest. An individual member’s return and ratios may vary based on different incentive and/or management fee arrangements, and the timing of capital interest transactions.

Note 8. Subsequent events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Funds’ financial statements through March 30, 2023, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Funds’ financial statements through this date.

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of and for the year/period ended December 31, 2022, is accurate and complete.

/s/ David Young

David Young, President

New Hyde Park Alternative Funds, LLC — Sponsor

Galaxy Plus Fund LLC

Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC

(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2022

Independent Auditor’s Report

Managing Member

Galaxy Plus Fund LLC

Opinion

We have audited the financial statements of Galaxy Plus Fund — Quantica Managed Futures Master Fund (507) LLC (the Fund), which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2022, the related statements of operations and changes in members’ equity for the year then ended, and the related notes to the financial statements.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2022, and the results of its operations and changes in members’ equity for the year then ended in accordance with accounting principles generally accepted in the United States of America.

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

/s/ RSM US LLP

Denver, Colorado

March 30, 2023

Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC

(A Delaware Limited Liability Company)

Statement of Financial Condition

December 31, 2022

(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$983,419
Restricted cash - margin balance	1,239,304
Investments in futures contracts, at fair value (represents unrealized appreciation on open derivative contracts, net)	235,403
Receivable from Offshore Feeder Fund	103,681
Receivable from Onshore Feeder Fund	75,672

Total assets	$2,637,479

Liabilities and Members’ Equity

Total liabilities	$-

Members’ equity	2,637,479

Total liabilities and members’ equity	$2,637,479

See notes to financial statements.

Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC

(A Delaware Limited Liability Company)

Condensed Schedule of Investments

December 31, 2022

(Expressed in U.S. Dollars)

	Number of		Percent of
	Contracts/ Units	Fair Value	Members’ Equity
Long positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	85	$77,924	2.95%
Currency	73	13,767	0.52
Index	6	(5,749)	(0.22)
Metals	17	54,465	2.07
Foreign:
Futures contracts:
Energy	5	(43,779)	(1.66)
Index	26	(61,403)	(2.33)
Interest	32	(51,773)	(1.96)
Metals	21	(117,686)	(4.46)

Total long positions		(134,234)	(5.09)

Short positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	3	(7,616)	(0.29)
Currency	21	2,949	0.11
Energy	2	1,736	0.07
Index	18	21,749	0.82
Interest	30	9,759	0.37
Foreign:
Futures contracts:
Agriculture	10	673	0.03
Index	5	(2,411)	(0.09)
Interest [1]	107	191,746	7.27
Metals [1]	2	151,052	5.73

Total short positions		369,637	14.02

Investments in futures contracts, at fair value		$235,403	8.93%

[1]	No individual position is greater than 5% of members’ equity.

See notes to financial statements.

Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC

(A Delaware Limited Liability Company)

Statement of Operations

For the year ended December 31, 2022

(Expressed in U.S. Dollars)

Investment Income:
Interest income	$17,345

Total investment income	17,345

Expenses:
Interest expenses	44
Other expenses	430

Total expenses	474

Net investment income	16,871

Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized gain from:
Derivative contracts[1]	1,024,131
Foreign currency transactions	7,920
1,032,051

Net increase in unrealized appreciation on:
Derivative contracts	358,282
358,282

Net realized and unrealized gain on investments and foreign currency transactions	1,390,333

Net increase in members’ equity resulting from operations	$1,407,204

[1]	Includes trading costs.

See notes to financial statements.

Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC

(A Delaware Limited Liability Company)

Statement of Changes in Members’ Equity

For the year ended December 31, 2022

(Expressed in U.S. Dollars)

Changes in members’ equity from operations:
Net investment income	$16,871
Net realized gain from derivative contracts and foreign currency transactions	1,032,051
Net increase in unrealized appreciation on derivative contracts	358,282

Net increase in members’ equity resulting from operations	1,407,204

Changes in members’ equity from capital transactions:
Proceeds from issuance of capital	1,423,131
Payments for redemptions of capital	(1,546,760)

Net decrease in members’ equity resulting from capital transactions	(123,629)

Total increase	1,283,575

Members’ equity, beginning of year	1,353,904

Members’ equity, end of year	$2,637,479

See notes to financial statements.

Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 1. Organization and Structure

Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC (the “Master Fund”) was formed in Delaware as a limited liability company on September 3, 2014 and commenced operations on April 20, 2015. The Master Fund was created to serve as the trading entity managed by Quantica Capital AG (the “Trading Advisor”) pursuant to its Managed Futures Program (the “Program”). The Program is a systematic investment strategy that aims to detect and take advantage of trend-following market inefficiencies in a diversified, liquid investment universe which includes multiple futures instruments.

The Master Fund and other separately formed Delaware limited liability companies (“Other Master Funds”), are investment vehicles available under the Galaxy Plus Managed Account Platform (the “Platform”). The Master Fund and the Platform are sponsored by New Hyde Park Alternative Funds, LLC (the “Sponsor” or “NHPAF”) as a means of making available, to qualified high net-worth individuals and institutional investors (including funds of hedge funds) (“Investors”), a variety of third-party professional managed futures and foreign exchange advisors (“Advisors”). The Trading Advisor is not affiliated with the Sponsor.

NHPAF was formed in October 2013 and its principal office is located in Wheaton, Illinois. NHPAF is registered with the U.S. Commodity Futures Trading Commission (CFTC) as a commodity pool operator and commodity trading advisor, and is a member of the National Futures Association (NFA).

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or Other Master funds. Galaxy Plus Fund – Quantica Managed Futures Feeder Fund (507) (“LLC507”), a separated series of the Onshore Platform and Galaxy Plus Fund – Quantica Managed Futures Offshore Feeder Fund (507) Segregated Portfolio (“SPC507”), a segregated portfolio of the Offshore Platform, each invest in the Master Fund.

LLC507 and SPC507 are collectively hereafter referred to as the “Feeder Funds”.

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

Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

The Master Fund and the Sponsor have entered into a tri-party contract (the “Trading Agreement”) with the Trading Advisor pursuant to which the Master Fund’s trading accounts are managed, subject to rights of termination, by the Trading Advisor in accordance with the Program. The Trading Advisor may alter its Program (including its trading systems and methods and including the addition and/or deletion of any financial interests or contracts traded in the Master Fund’s trading accounts), provided that the Trading Advisor provide prior notice to the Master Fund and the Sponsor of any material change to the Trading Advisor’s Program. From time to time, the Trading Advisor (or its affiliates) may manage additional accounts, and these accounts will increase the level of competition for the same trades desired for the Master Fund, including the priorities of order entry. There is no specific limit as to the number of accounts the Trading Advisors (or their affiliates) may manage. In addition, the positions of all of the accounts owned or controlled by the Trading Advisor (or its affiliates) are aggregated for the purposes of applying speculative position limits. The management, incentive and sponsor fees are paid directly by the Feeder Funds, and for this reason are not recorded as expenses of the Master Fund.

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $1,755,945 is held in USD and a balance of $466,778 in foreign currencies as of December 31, 2022, and are recorded in cash and restricted cash – margin balance on the Statement of Financial Condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2022 included restricted cash for margin requirements of $1,239,304. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2022 included amounts due to the broker for unsettled trades of $0.

Offsetting of amounts related to certain contracts: When the requirements are met, the Master Fund offsets certain fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement (see Note 5).

Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC

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

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the years ended December 31, 2019 through 2022, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statement of Operations. During the year, the Master Fund did not accrue any interest or penalties.

Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC

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

Statement of Cash Flows: The Master Fund has elected not to provide a Statement of Cash Flows as permitted by GAAP as all of the following conditions have been met:

●	During the year, substantially all of the Master Fund’s investments were carried at fair value and classified as Level 1 or Level 2 measurements in accordance with FASB ASC 820;

●	The Master Fund had little or no debt during the year;

●	The Master Fund’s financial statements include a Statement of Changes in Members’ Equity.

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

Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 3 Fair Value Measurements

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

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2022. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

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

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2022.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2022. Presentation is gross – as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative contracts:
Futures contracts:
Agriculture	$81,554	$81,554	$-	$-
Currency	40,085	40,085	-	-
Energy	1,736	1,736	-	-
Index	25,768	25,768	-	-
Interest	203,837	203,837	-	-
Metals	94,762	94,762	-	-
Total investment assets at fair value	447,742	447,742	-	-

Liabilities:
Derivative contracts:
Futures contracts:
Agriculture	(10,573)	$(10,573)	-	-
Currency	(23,369)	(23,369)	-	-
Energy	(43,779)	(43,779)	-	-
Index	(73,582)	(73,582)	-	-
Interest	(54,105)	(54,105)	-	-
Metals	(6,931)	(6,931)	-	-
Total investment liabilities at fair value	(212,339)	(212,339)	-	-

Total net investments at fair value	$235,403	$235,403	$-	$-

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

Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2022.

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

Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

The Master Fund has a substantial portion of its assets on deposit with counterparties. In the event of a counterparty’s insolvency, recovery of the Master Fund’s assets on deposit may be limited to account insurance or other protection afforded such deposits.

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments. Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. As of December 31, 2022, the Master Fund had open futures contracts with the following notional values by sector:

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Agriculture	85	$3,417,597	Agriculture	13	$(358,797)
Currency	73	2,261,540	Currency	21	(1,696,373)
Energy	5	449,407	Energy	2	(78,620)
Index	32	1,769,397	Index	23	(1,940,835)
Interest	32	13,963,322	Interest	137	(27,712,257)
Metals	38	2,296,523	Metals	2	(58,988)

During the year ended December 31, 2022, the Master Fund participated in 3,359 futures contract transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading Gain (Loss)*
Futures contracts:
Agriculture	$(199,737)
Currency	490,084
Energy	505,854
Index	(314,379)
Interest	1,071,715
Metals	(153,760)

Total futures contracts	1,399,777

Trading costs	(17,364)

Total net trading gain (loss)	$1,382,413

*	Includes both realized gain of $1,024,131 and unrealized appreciation of $358,282 and is located in net realized and unrealized gain (loss) on investments on the Statement of Operations. Amounts exclude foreign currency transactions.

Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC

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

The following tables summarize the Master Fund’s netting arrangements:

			Net Amount of
	Gross Amounts	Offset in the	Assets (Liabilities)
	of Recognized	Statement of	in the Statement of
Description	Assets (Liabilities)	Financial Condition	Financial Condition

Futures contracts	$447,742	$(212,339)	$235,403
Total	$447,742	$(212,339)	$235,403

	Net Amount in	Cash Collateral	Net Amount
	the Statement of	Received by	in the Statement of
	Financial Condition	Counterparty	Financial Condition

Counterparty A	$235,403	$1,239,304	$1,474,707
Total	$235,403	$1,239,304	$1,474,707

Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 6. Related Parties

As of December 31, 2022, the Master Fund had $103,681 receivable from the Offshore Feeder Fund and $75,672 receivable from the Onshore Feeder Fund, as reflected in the Statement of Financial Condition. Generally, receivables and payables from/to Feeder Funds are a result of timing differences of cash movements related to capital activity at the Feeder Fund level.

Note 7. Financial Highlights

Financial highlights of the Master Fund for the year ended December 31, 2022 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	47.76%

Ratios to average members’ equity (B):
Net investment income (C)	0.52%
Total expenses	0.01%

(A)	Total return is based on the change in average members’ equity during the period of a theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment income ratios are computed based upon weighted-average members’ equity as a whole for the year ended December 31, 2022.

(C)	The net investment income ratio excludes net realized and unrealized gains (losses) on investments.

Financial highlights are calculated for each member class taken as a whole. An individual member’s return and ratios may vary based on the timing of capital transactions. The total return and the net investment income ratio would have been lower, and total expense ratio would have been higher if the management, incentive fees, and sponsor fees, had been charged to the Master Fund instead of the Feeder Funds.

Note 8. Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 30, 2023, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC

(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of and for the year ended December 31, 2022, is accurate and complete.

/s/ David Young
David Young, President
New Hyde Park Alternative Funds, LLC — Sponsor
Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC

(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2022

Independent Auditor’s Report

Managing Member

Galaxy Plus Fund LLC

Opinion

We have audited the financial statements of Galaxy Plus Fund — FORT Contrarian Master Fund (510) LLC (the Fund), which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2022, the related statements of operations and changes in member’s equity for the year then ended, and the related notes to the financial statements.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2022, and the results of its operations and changes in member’s equity for the year then ended in accordance with accounting principles generally accepted in the United States of America.

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

March 30, 2023

Galaxy Plus Fund – Fort Contrarian Master Fund (510) LLC

(A Delaware Limited Liability Company)

Statement of Financial Condition

December 31, 2022

(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$254,402
Restricted cash - margin balance	232,475
Investments in futures contracts, at fair value (represents unrealized appreciation on open derivative contracts, net)	29,700
Receivable from Onshore Feeder Fund	76,418
Total assets	$592,995
Liabilities and Member’s Equity

Total liabilities	$-
Member’s equity	592,995
Total liabilities and member’s equity	$592,995

See notes to financial statements.

Galaxy Plus Fund – Fort Contrarian Master Fund (510) LLC

(A Delaware Limited Liability Company)

Condensed Schedule of Investments

December 31, 2022

(Expressed in U.S. Dollars)

	Number of		Percent of
	Contracts/ Units	Fair Value	Member’s Equity
Long Positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	1	$2,320	0.39%
Energy	2	5,140	0.87
Index	6	(3,490)	(0.59)
Interest	1	(9,656)	(1.63)
Foreign:
Futures contracts:
Energy	1	2,420	0.41
Index	5	(2,332)	(0.39)
Interest	4	(14,196)	(2.39)

Total long positions		(19,794)	(3.33)

Short positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	1	(888)	(0.15)
Currency	6	(3,506)	(0.59)
Index	6	(337)	(0.06)
Interest	12	19,789	3.34
Foreign:
Futures contracts:
Index	1	(288)	(0.05)
Interest [1]	33	34,724	5.86

Total short positions		49,494	8.35

Investments in futures contracts, at fair value		$29,700	5.02%

[1]	No individual position is greater than 5% of members’ equity.

See notes to financial statements.

Galaxy Plus Fund – Fort Contrarian Master Fund (510) LLC

(A Delaware Limited Liability Company)

Schedule of Operations

For the year ended December 31, 2022

(Expressed in U.S. Dollars)

Investment Income:
Interest income	$3,737

Total investment income	3,737

Expenses:
Interest expenses	8,041
Other expenses	586

Total expenses	8,627

Net investment loss	(4,890)

Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized (gain) loss from:
Derivative contracts[1]	(2,352,516)
Foreign currency transactions	1,128
(2,351,388)
Net increase in unrealized appreciation on:
Derivative contracts	179,292
179,292
Net realized and unrealized loss on investments and foreign currency transactions	(2,172,096)

Net decrease in member’s equity resulting from operations	$(2,176,986)

[1]	Including trading cost.

See notes to financial statements.

Galaxy Plus Fund – Fort Contrarian Master Fund (510) LLC

(A Delaware Limited Liability Company)

Schedule of Changes in Members’ Equity

For the year ended December 31, 2022

(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment loss	$(4,890)
Net realized loss from derivative contracts and foreign currency transactions	(2,351,388)
Net increase in unrealized appreciation on derivative contracts	179,292

Net decrease in member’s equity resulting from operations	(2,176,986)

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	334,232
Payments for redemptions of capital	(614,815)

Net decrease in member’s equity resulting from capital transactions	(280,583)

Total decrease	(2,457,569)

Member’s equity, beginning of year	3,050,564

Member’s equity, end of year	$592,995

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

The Master Fund and other separately formed Delaware limited liability companies (“Other Master Funds”), are investment vehicles available under the Galaxy Plus Managed Account Platform (the “Platform”). The Master Fund and the Platform are sponsored by New Hyde Park Alternative Funds, LLC (the “Sponsor” or “NHPAF”) as a means of making available, to qualified high net-worth individuals and institutional investors (including funds of hedge funds) (“Investors”), a variety of third-party professional managed futures and foreign exchange advisors (“Advisors”). The Trading Advisor is not affiliated with the Sponsor.

NHPAF was formed in October 2013 and its principal office is located in Wheaton, Illinois. NHPAF is registered with the U.S. Commodity Futures Trading Commission (CFTC) as a commodity pool operator and commodity trading advisor, and is a member of the National Futures Association (NFA).

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or Other Master funds. Galaxy Plus Fund – FORT Contrarian Feeder Fund (510) LLC (“LLC510”), a separated series of the Onshore Platform and Galaxy Plus Fund – Fort Contrarian Offshore Feeder Fund (510) Segregated Portfolio (“SPC510”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2022, SPC510 had not yet commenced operations and LLC510 is the sole member.

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $507,856 is held in USD and a balance payable of $(20,979) in foreign currencies as of December 31, 2022, and are recorded in cash and restricted cash – margin balance on the Statement of Financial Condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2022 included restricted cash for margin requirements of $232,475. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2022 included amounts due to the broker for unsettled trades of $0.

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

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the years ended December 31, 2019 through 2022 remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statement of Operations. During the year, the Master Fund did not accrue any interest or penalties.

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

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2022. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

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

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2022.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2022. Presentation is gross – as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative contracts:
Futures contracts:
Agriculture	$2,320	$2,320	$-	$-
Currency	2,196	2,196	-	-
Energy	7,560	7,560	-	-
Index	1,491	1,491	-	-
Interest	54,656	54,656	-	-

Total investment assets at fair value	68,223	68,223	-	-

Liabilities:
Derivative contracts:
Futures contracts:
Agriculture	(888)	(888)	-	-
Currency	(5,702)	(5,702)	-	-
Index	(7,938)	(7,938)	-	-
Interest	(23,995)	(23,995)	-	-

Total investment liabilities at fair value	(38,523)	(38,523)	-	-

Total net investments at fair value	$29,700	$29,700	$-	$-

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2022.

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

As of December 31, 2022, the Master Fund had open futures contracts with the following notional values by sector:

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Agriculture	1	$47,100	Agriculture	1	$(33,925)
Energy	3	256,770	Currency	6	(544,830)
Index	11	1,356,975	Index	7	(1,451,383)
Interest	5	907,998	Interest	45	(7,727,611)

During the year ended December 31, 2022, the Master Fund participated in 4,502 futures contract transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading Gain (Loss)*
Futures contracts:
Agriculture	$20,972
Currency	15,369
Energy	281,486
Index	(1,408,084)
Interest	(1,059,940)
Metals	(9,517)

Total futures contracts	(2,159,714)

Trading costs	(13,510)

Total net trading gain (loss)	$(2,173,224)

*	Includes both realized loss of $(2,352,516) and unrealized appreciation of $179,292 and is located in net realized and unrealized gain (loss) on investments and foreign currency transactions on the Statement of Operations. Amounts exclude foreign currency transactions.

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

The following tables summarize the Master Fund’s netting arrangements:

	Gross Amounts of Recognized	Offset in the Statement of	Net Amount of Assets (Liabilities) in the Statement of
Description	Assets (Liabilities)	Financial Condition	Financial Condition
Futures contracts	$68,223	$(38,523)	$29,700
Total	$68,223	$(38,523)	$29,700

	Net Amount in the Statement of	Cash Collateral	Net Amount in the Statement of
	Financial Condition	Received by Counterparty	Financial Condition
Counterparty A	$29,700	$232,475	$262,175
Total	$29,700	$232,475	$262,175

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 6. Related Parties

As of December 31, 2022, the Master Fund had $76,418 receivable from the Feeder Fund, as reflected in the Statement of Financial Condition. Generally, receivables and payables from/to Feeder Fund are a result of timing differences of cash movements related to capital activity at the Feeder Fund level.

Note 7. Financial Highlights

Financial highlights of the Master Fund for the year ended December 31, 2022 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	(80.84)%
Ratios to average member’s equity (B):
Net investment loss (C)	(0.45)%
Total expenses	0.79%

(A)	Total return is based on the change in average member’s equity during the period of a theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment loss ratios are computed based upon weighted-average member’s equity as a whole for the year ended December 31, 2022.

(C)	The net investment loss ratio excludes net realized and unrealized gains (losses) on investments.

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

Note 8. Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 30, 2023, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC

(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of, and for the year ended December 31, 2022 is accurate and complete.

/s/ David Young
David Young, President

New Hyde Park Alternative Funds, LLC — Sponsor

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC

Galaxy Plus Fund – Quest Master Fund (517) LLC

(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2022

Independent Auditor’s Report

Managing Member

Galaxy Plus Fund LLC

Opinion

We have audited the financial statements of Galaxy Plus Fund — Quest Master Fund (517) LLC (the Fund), which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2022, the related statements of operations and changes in member’s equity for the year then ended, and the related notes to the financial statements.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2022, and the results of its operations and changes in member’s equity for the year then ended in accordance with accounting principles generally accepted in the United States of America.

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

March 30, 2023

Galaxy Plus Fund - Quest Master Fund (517) LLC

(A Delaware Limited Liability Company)

Statement of Financial Condition

December 31, 2022

(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$993,218
Restricted cash - margin balance	1,206,540
Investments in futures contracts, at fair value (represents unrealized appreciation on open derivative contracts, net)	189,242
Receivable from Onshore Feeder Fund	32,025

Total assets	$2,421,025

Liabilities and Member’s Equity

Total liabilities	$-

Member’s equity	2,421,025

Total liabilities and member’s equity	$2,421,025

See notes to financial statements.

Galaxy Plus Fund - Quest Master Fund (517) LLC

(A Delaware Limited Liability Company)

Condensed Schedule of Investments

December 31, 2022

(Expressed in U.S. Dollars)

	Number of		Percent of
	Contracts/ Units	Fair Value	Member’s Equity
Long positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	38	$29,843	1.23%
Currency	32	4,321	0.18
Energy	1	5,019	0.21
Metals	4	15,248	0.63
Foreign:
Futures contracts:
Index	8	(11,668)	(0.48)

Total long positions		42,763	1.77

Short positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	3	(1,463)	(0.06)
Currency	12	(6,316)	(0.26)
Energy	5	(4,590)	(0.19)
Index	7	12,662	0.52
Interest	36	7,672	0.32
Foreign:
Futures contracts:
Index	5	3,965	0.16
Interest [1]	50	134,549	5.56

Total short positions		146,479	6.05

Investments in futures contracts, at fair value		$189,242	7.82%

[1]	No individual position is greater than 5% of members’ equity.

See notes to financial statements.

Galaxy Plus Fund - Quest Master Fund (517) LLC

(A Delaware Limited Liability Company)

Statements of Operations

For the year ended December 31, 2022

(Expressed in U.S. Dollars)

Investment Income:
Interest income	$22,980

Total investment income	22,980

Expenses:
Interest expenses	2,769
Other expenses	1,328

Total expenses	4,097

Net investment income	18,883

Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized gain from:
Derivative contracts[1]	1,484,361
Foreign currency transactions	3,447
1,487,808

Net increase (decrease) in unrealized appreciation on:
Derivative contracts	174,666
174,666

Net realized and unrealized gain on investments and foreign currency transactions	1,662,474

Net increase in member’s equity resulting from operations	$1,681,357

[1]	Including trading costs.

See notes to financial statements.

Galaxy Plus Fund - Quest Master Fund (517) LLC

(A Delaware Limited Liability Company)

Statements of Changes in Members’ Equity

For the year ended December 31, 2022

(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment income	$18,883
Net realized gain from derivative contracts and foreign currency transactions	1,487,808
Net increase (decrease) in unrealized appreciation on derivative contracts	174,666

Net increase in member’s equity resulting from operations	1,681,357

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	85,846
Payments for redemptions of capital	(939,363)

Net decrease in member’s equity resulting from capital transactions	(853,517)

Total increase	827,840

Member’s equity, beginning of year	1,593,185

Member’s equity, end of year	$2,421,025

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

The Master Fund and other separately formed Delaware limited liability companies (“Other Master Funds”), are investment vehicles available under the Galaxy Plus Managed Account Platform (the “Platform”). The Master Fund and the Platform are sponsored by New Hyde Park Alternative Funds, LLC (the “Sponsor” or “NHPAF”) as a means of making available, to qualified high net-worth individuals and institutional investors (including fund of hedge funds) (“Investors”), a variety of third-party professional managed futures and foreign exchange advisors (“Advisors”). The Trading Advisor is not affiliated with the Sponsor.

NHPAF was formed in October 2013 and its principal office is located in Wheaton, Illinois. NHPAF is registered with the U.S. Commodity Futures Trading Commission (CFTC) as a commodity pool operator and commodity trading advisor, and is a member of the National Futures Association (NFA).

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or other Master Funds. Galaxy Plus Fund – Quest Feeder Fund (517) (“LLC517”), a separated series of the Onshore Platform and Galaxy Plus Fund – Quest Offshore Feeder Fund (517) Segregated Portfolio (“SPC517”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2022, SPC517 had not yet commenced operations and LLC517 is the sole member.

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $2,203,167 is held in USD and a payable balance of $(3,409) in foreign currencies as of December 31, 2022, and are recorded in cash and restricted cash – margin balance on the Statement of Financial Condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2022 included restricted cash for margin requirements of $1,206,540. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2022 included amounts due to the broker for unsettled trades of $0.

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

Galaxy Plus Fund – Quest Master Fund (517) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the years ended December 31, 2019 through 2022, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statement of Operations. During the year, the Master Fund did not accrue any interest or penalties.

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

Galaxy Plus Fund – Quest Master Fund (517) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2022. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

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

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2022.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – Quest Master Fund (517) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2022. Presentation is gross – as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative contracts:
Futures contracts:
Agriculture	$30,823	$30,823	$-	$-
Currency	16,412	16,412	-	-
Energy	18,849	18,849	-	-
Index	17,731	17,731	-	-
Interest	142,787	142,787	-	-
Metals	15,248	15,248	-	-
Total investment assets at fair value	241,850	241,850	-	-

Liabilities:
Derivative contracts:
Futures contracts:
Agriculture	(2,443)	(2,443)	-	-
Currency	(18,407)	(18,407)	-	-
Energy	(18,420)	(18,420)	-	-
Index	(12,772)	(12,772)	-	-
Interest	(566)	(566)	-	-
Total investment liabilities at fair value	(52,608)	(52,608)	-	-

Total net investments at fair value	$189,242	$189,242	$-	$-

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2022.

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

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments. Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. As of December 31, 2022, the Master Fund had open futures contracts with the following notional values by sector:

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Agriculture	38	$1,564,684	Agriculture	3	$(118,800)
Currency	32	2,124,886	Currency	12	(941,910)
Energy	1	104,089	Energy	5	(330,280)
Index	8	578,287	Index	12	(1,874,887)
Metals	4	389,808	Interest	86	(18,670,441)

During the year ended December 31, 2022, the Master Fund participated in 4,566 futures contract transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading Gain (Loss)*
Futures contracts:
Agriculture	$267,838
Currency	333,854
Energy	244,607
Index	(241,005)
Interest	1,126,954
Metals	(59,850)

Total futures contracts	1,672,398

Trading costs	(13,371)

Total net trading gain (loss)	$1,659,027

*	Includes both realized gain of $1,484,361 and unrealized appreciation of $174,666 and is located in net realized and unrealized gain (loss) on investments on the Statement of Operations. Amounts exclude foreign currency transactions.

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

The following tables summarize the Master Fund’s netting arrangements:

Description	Gross Amounts of Recognized Assets (Liabilities)	Offset in the Statement of Financial Condition	Net Amount of Assets (Liabilities) in the Statement of Financial Condition

Futures contracts	$241,850	$(52,608)	$189,242
Total	$241,850	$(52,608)	$189,242

	Net Amount in the Statement of Financial Condition	Cash Collateral Received by Counterparty	Net Amount in the Statement of Financial Condition

Counterparty A	$189,242	$1,206,540	$1,395,782
Total	$189,242	$1,206,540	$1,395,782

Galaxy Plus Fund – Quest Master Fund (517) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 6. Related Parties

As of December 31, 2022, the Master Fund had $32,025 receivable from the Feeder Fund, as reflected in the Statement of Financial Condition. Generally, receivables and payables from/to Feeder Fund are a result of timing differences of cash movements related to capital activity at the Feeder Fund level.

Note 7. Financial Highlights

Financial highlights of the Master Fund for the year ended December 31, 2022 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	105.56%

Ratios to average member’s equity (B):
Net investment income (C)	0.73%
Total expenses	0.16%

(A)	Total return is based on the change in average member’s equity during the period of a theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment income ratios are computed based upon weighted-average member’s equity as a whole for the year ended December 31, 2022.

(C)	The net investment income ratio excludes net realized and unrealized gains (losses) on investments.

Financial highlights are calculated for each member class taken as a whole. An individual member’s return and ratios may vary based on the timing of capital transactions. The total return and the net investment income ratio would have been lower and total expense ratio would have been higher if the management and incentive fees, as well as the sponsor fees, had been charged to the Master Fund instead of the Feeder Fund.

Note 8. Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 30, 2023, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – Quest Master Fund (517) LLC

(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of and for the year ended December 31, 2022, is accurate and complete.

/s/ David Young
David Young, President
New Hyde Park Alternative Funds, LLC — Sponsor

Galaxy Plus Fund – Quest Master Fund (517) LLC

Galaxy Plus Fund – LRR

Master Fund (522) LLC

(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report
December 31, 2022

Independent Auditor’s Report

Managing Member

Galaxy Plus Fund LLC

Opinion

We have audited the financial statements of Galaxy Plus Fund — LRR Master Fund (522) LLC (the Fund), which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2022, the related statements of operations and changes in member’s equity for the year then ended, and the related notes to the financial statements.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2022, and the results of its operations and changes in member’s equity for the year then ended in accordance with accounting principles generally accepted in the United States of America.

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

March 30, 2023

Galaxy Plus Fund - LRR Master Fund (522) LLC
(A Delaware Limited Liability Company)

Statement of Financial Condition
December 31, 2022
(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$384,445
Restricted cash - margin balance	104,115
Investments in futures contracts, at fair value (represents unrealized appreciation on open derivative contracts, net)	64,252
Receivable from Onshore Feeder Fund	39,631

Total assets	$592,443

Liabilities and Member’s Equity

Total liabilities	$-

Member’s equity	592,443

Total liabilities and member’s equity	$592,443

See notes to financial statements.

Galaxy Plus Fund - LRR Master Fund (522) LLC

(A Delaware Limited Liability Company)

Schedule of Investments

December 31, 2022

(Expressed in U.S. Dollars)

	Number of Contracts/ Units	Fair Value	Percent of Member’s Equity
Long positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture
Corn- Maturity July 2023	25	$32,812	5.54%
Live Cattle- Maturity February 2023	24	31,440	5.31

Total long positions		64,252	10.85

Investments in futures contracts, at fair value		$64,252	10.85%

See notes to financial statements.

Galaxy Plus Fund - LRR Master Fund (522) LLC

(A Delaware Limited Liability Company)

Statements of Operations

For the year ended December 31, 2022

(Expressed in U.S. Dollars)

Investment Income:
Interest income	$1,008

Total investment income	1,008

Expenses:
Interest expense	13
Other expenses	1,914

Total expenses	1,927

Net investment loss	(919)

Realized and unrealized gain (loss) on investments:
Net realized gain from:
Derivative contracts[1]	181,878
181,878

Net increase in unrealized appreciation on:
Derivative contracts	83,204
83,204

Net realized and unrealized gain on investments	265,082

Net increase in member’s equity resulting from operations	$264,163

[1]	Includes trading costs.

See notes to financial statements.

Galaxy Plus Fund - LRR Master Fund (522) LLC
(A Delaware Limited Liability Company)

Statements of Changes in Members’ Equity
For the year ended December 31, 2022
(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment loss	$(919)
Net realized gain from derivative contracts	181,878
Net increase in unrealized appreciation on derivative contracts	83,204

Net increase in member’s equity resulting from operations	264,163

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	23,650
Payments for redemptions of capital	(173,781)

Net decrease in member’s equity resulting from capital transactions	(150,131)

Total increase	114,032

Member’s equity, beginning of year	478,411

Member’s equity, end of year	$592,443

See notes to financial statements.

Galaxy Plus Fund - LRR Master Fund (522) LLC
(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 1. Organization and Structure

Galaxy Plus Fund - LRR Master Fund (522) LLC (the “Master Fund”) was formed in Delaware as a limited liability company on January 26, 2016 and commenced operation on April 28, 2016. The Master Fund is a multi- advisor managed futures fund that allocates and reallocates its capital to different trading advisors implementing various trading programs. Rosetta Capital Management LLC (“Rosetta”), (the “Trading Advisor”) runs a technical program. As of and during the year ended December 31, 2022, Rosetta was the sole trading advisor of LRR.

The Master Fund and other separately formed Delaware limited liability companies (“Other Master Funds”), are investment vehicles available under the Galaxy Plus Managed Account Platform (the “Platform”). The Master Fund and the Platform are sponsored by New Hyde Park Alternative Funds, LLC (the “Sponsor” or “NHPAF”) as a means of making available, to qualified high net-worth individuals and institutional investors (including fund of hedge funds) (“Investors”), a variety of third-party professional managed futures and foreign exchange advisors (“Advisors”). The Trading Advisor is not affiliated with the Sponsor.

NHPAF was formed in October 2013 and its principal office is located in Wheaton, Illinois. NHPAF is registered with the U.S. Commodity Futures Trading Commission (CFTC) as a commodity pool operator and commodity trading advisor, and is a member of the National Futures Association (NFA).

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or other Master Funds. Galaxy Plus Fund - LRR Feeder Fund (522) (“LLC522”), a separated series of the Onshore Platform and Galaxy Plus Fund- LRR Offshore Feeder Fund (522) Segregated Portfolio (“SPC522”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2022, SPC522 had not yet commenced operations and LLC522 is the sole member.

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $ 488,560 is held in USD and $0 in foreign currencies as of December 31, 2022, and are recorded in cash and restricted cash – margin balance on the Statement of Financial Condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2022 included restricted cash for margin requirements of $ 104,115. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2022 included amounts due to the broker for unsettled trades of $0.

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

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the years ended December 31, 2019 through 2022, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statement of Operations. During the year, the Master Fund did not accrue any interest or penalties.

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

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2022. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

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

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2022.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2022. Presentation is gross – as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative contracts:
Futures contracts:
Agriculture	$64,252	$64,252	$-	$-

Total investment assets at fair value	64,252	64,252	-	-

Total investment liabilities at fair value	-	-	-	-

Total net investments at fair value	$64,252	$64,252	$-	$-

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2022.

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

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures and options contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments. Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. As of December 31, 2022, the Master Fund had open futures contracts with the following notional values by sector:

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Agriculture	49	$2,355,528	-	-	$-

During the year ended December 31, 2022, the Master Fund participated in 32 futures contract, and 8 options on futures contract transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading Gain (Loss)*
Options on futures contracts:
Agriculture	$48,275

Total options on futures contracts	48,275

Futures contracts:
Agriculture	219,157

Total futures contracts	219,157

Trading costs	(2,350)

Total net trading gain (loss)	$265,082

*	Includes both realized gain of $181,878 and unrealized appreciation of $83,204 and is located in net realized and unrealized gain (loss) on investments on the Statement of Operations.

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

The following tables summarize the Master Fund’s netting arrangements:

Description	Gross Amounts of Recognized Assets (Liabilities)	Offset in the Statement of Financial Condition	Net Amount of Assets (Liabilities) in the Statement of Financial Condition

Futures contracts	$64,252	$-	$64,252
Total	$64,252	$-	$64,252

	Net Amount in the Statement of Financial Condition	Cash Collateral Received by Counterparty	Net Amount in the Statement of Financial Condition

Counterparty A	$64,252	$104,115	$168,367
Total	$64,252	$104,115	$168,367

Galaxy Plus Fund - LRR Master Fund (522) LLC
(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 6. Related Parties

As of December 31, 2022 the Master Fund had $39,631 receivable from the Feeder Fund, as reflected in the Statement of Financial Condition. Generally, receivables and payables from/to Feeder Fund are a result of timing differences of cash movements related to capital activity at the Feeder Fund level.

Note 7. Financial Highlights

Financial highlights of the Master Fund for the year ended December 31, 2022 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	71.43%

Ratios to average member’s equity (B):
Net investment loss (C)	(0.18)%
Total expenses	0.39%

(A)	Total return is based on the change in average member’s equity during the period of a theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment loss ratios are computed based upon weighted-average member’s equity as a whole for the year ended December 31, 2022.

(C)	The net investment loss ratio excludes net realized and unrealized gains (losses) on investments.

Financial highlights are calculated for each member class taken as a whole. An individual member’s return and ratios may vary based on the timing of capital transactions. The total return would have been lower and the net investment loss and total expense ratios would have been higher if the management, incentive fees, and sponsor fee had been charged to the Master Fund instead of the Feeder Fund.

Note 8. Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 30, 2023, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund - LRR Master Fund (522) LLC

(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of and for the year ended December 31, 2022, is accurate and complete.

/s/ David Young
David Young, President
New Hyde Park Alternative Funds, LLC — Sponsor

Galaxy Plus Fund – LRR Master Fund (522) LLC

Galaxy Plus Fund – QIM Master Fund (526) LLC

(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2022

Independent Auditor’s Report

Managing Member

Galaxy Plus Fund LLC

Opinion

We have audited the financial statements of Galaxy Plus Fund — QIM Master Fund (526) LLC (the Fund), which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2022, the related statements of operations and changes in member’s equity for the year then ended, and the related notes to the financial statements.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2022, and the results of its operations and changes in member’s equity for the year then ended in accordance with accounting principles generally accepted in the United States of America.

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

March 30, 2023

Galaxy Plus Fund – QIM Master Fund (526) LLC

(A Delaware Limited Liability Company)

Statement of Financial Condition

December 31, 2022

(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$799,227
Restricted cash - margin balance	1,208,726
Receivable from Onshore Feeder Fund	445,277

Total assets	$2,453,230

Liabilities and Member’s Equity

Liabilities
Deficit in commodity trading accounts at clearing brokers:
Investments in futures contracts, at fair value
(represents unrealized depreciation on open derivative contracts, net)	$188,533

Total liabilities	188,533

Member’s equity	2,264,697

Total liabilities and member’s equity	$2,453,230

See notes to financial statements.

Galaxy Plus Fund – QIM Master Fund (526) LLC

(A Delaware Limited Liability Company)

Condensed Schedule of Investments

December 31, 2022

(Expressed in U.S. Dollars)

	Number of		Percent of
	Contracts/ Units	Fair Value	Member’s Equity
Long positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Currency	15	$2,015	0.09%
Energy	2	2,079	0.09
Index	18	1,336	0.06
Interest	12	(22,242)	(0.98)
Foreign:
Futures contracts:
Energy	1	2,510	0.11
Index	77	(45,714)	(2.02)
Interest	11	(77,993)	(3.44)

Total long positions		(138,009)	(6.09)

Short positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Currency	25	(23,238)	(1.03)
Index	1	300	0.01
Metals	26	(33,150)	(1.45)
Foreign:
Futures contracts:
Index	53	4,115	0.18
Interest	1	1,449	0.06

Total short positions		(50,524)	(2.23)

Investments in futures contracts, at fair value		$(188,533)	(8.32)%

See notes to financial statements.

Galaxy Plus Fund – QIM Master Fund (526) LLC

(A Delaware Limited Liability Company)

Statement of Operations

For the year ended December 31, 2022

(Expressed in U.S. Dollars)

Investment income:
Interest income	$16,894

Total investment income	16,894

Expenses:
Interest expense	336
Other expense	1,365

Total expenses	1,701

Net investment income	15,193

Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized gain (loss) from:
Derivative contracts[1]	1,146,953
Foreign currency transactions	(12,683)
1,134,270

Net (increase) in unrealized depreciation on:
Derivative contracts	(146,845)
(146,845)

Net realized and unrealized gain (loss) on investments and foreign currency transactions	987,425

Net increase in member’s equity resulting from operations	$1,002,618

[1]	Including trading costs.

See notes to financial statements.

Galaxy Plus Fund – QIM Master Fund (526) LLC

(A Delaware Limited Liability Company)

Statement of Changes in Members’ Equity

For the year ended December 31, 2022

(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment income	$15,193
Net realized gain (loss) from derivative contracts and foreign currency transactions	1,134,270
Net (increase) in unrealized depreciation on derivative contracts	(146,845)

Net increase in member’s equity resulting from operations	1,002,618

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	481,728
Payments for redemptions of capital	(917,231)

Net decrease in member’s equity resulting from capital transactions	(435,503)

Total increase	567,115

Member’s equity, beginning of year	1,697,582

Member’s equity, end of year	$2,264,697

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

The Master Fund and other separately formed Delaware limited liability companies (“Other Master Funds”), are investment vehicles available under the Galaxy Plus Managed Account Platform (the “Platform”). The Master Fund and the Platform are sponsored by New Hyde Park Alternative Funds, LLC (the “Sponsor” or “NHPAF”) as a means of making available, to qualified high net-worth individuals and institutional investors (including fund of hedge funds) (“Investors”), a variety of third-party professional managed futures and foreign exchange advisors (“Advisors”). The Trading Advisor is not affiliated with the Sponsor.

NHPAF was formed in October 2013 and its principal office is located in Wheaton, Illinois. NHPAF is registered with the U.S. Commodity Futures Trading Commission (CFTC) as a commodity pool operator and commodity trading advisor, and is a member of the National Futures Association (NFA).

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or other Master Funds. Galaxy Plus Fund – QIM Feeder Fund (526) (“LLC526”), a separated series of the Onshore Platform and Galaxy Plus Fund – QIM Offshore Feeder Fund (526) Segregated Portfolio (“SPC526”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2022, SPC526 had not yet commenced operations and LLC526 is the sole member.

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $1,951,058 is held in USD and $56,895 in foreign currencies as of December 31, 2022, and are recorded in cash and restricted cash – margin balance on the Statement of Financial Condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2022 included restricted cash for margin requirements of $1,208,726. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2022 included amounts due to the broker for unsettled trades of $0.

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

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the years ended December 31, 2019 through 2022, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statement of Operations. During the year, the Master Fund did not accrue any interest or penalties.

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

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2022. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

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

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2022.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative contracts:
Futures contracts:
Currency	$2,015	$2,015	$-	$-
Energy	4,887	4,887	-	-
Index	21,993	21,993	-	-
Interest	1,449	1,449	-	-
Metals	5,636	5,636	-	-

Total investment assets at fair value	35,980	35,980	-	-

Liabilities:
Derivative contracts:
Futures contracts:
Currency	(23,238)	(23,238)	-	-
Energy	(298)	(298)	-	-
Index	(61,956)	(61,956)	-	-
Interest	(100,235)	(100,235)	-	-
Metals	(38,786)	(38,786)	-	-

Total investment liabilities at fair value	(224,513)	(224,513)	-	-

Total net investments at fair value	$(188,533)	$(188,533)	$-	$-

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2022.

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

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments. Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. As of December 31, 2022, the Master Fund had open futures contracts with the following notional values by sector:

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Currency	15	$1,125,635	Currency	25	$(2,865,488)
Energy	3	210,920	Index	54	(1,553,204)
Index	95	8,655,057	Interest	1	(1,109,239)
Interest	23	2,815,372	Metals	26	(3,375,185)

During the year ended December 31, 2022, the Master Fund participated in 8,447 futures contract transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading Gain (Loss)*
Futures contracts:
Currency	$552,671
Energy	(14,993)
Index	945,588
Interest	(283,053)
Metals	(154,652)
Total futures contracts	1,045,561

Trading costs	(45,453)

Total net trading gain (loss)	$1,000,108

*	Includes both realized gain of $1,146,953 and unrealized depreciation of $(146,845) and is located in net realized and unrealized gain (loss) on investments on the Statement of Operations. Amounts exclude foreign currency transactions.

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

The following tables summarize the Master Fund’s netting arrangements:

Description	Gross Amounts of Recognized Assets (Liabilities)	Offset in the Statement of Financial Condition	Net Amount of Assets (Liabilities) in the Statement of Financial Condition

Futures	$(224,513)	$35,980	$(188,533)
Total	$(224,513)	$35,980	$(188,533)

	Net Amount in the Statement of Financial Condition	Cash Collateral Received by Counterparty	Net Amount in the Statement of Financial Condition

Counterparty A	$(188,533)	$1,208,726	$1,020,193
Total	$(188,533)	$1,208,726	$1,020,193

Galaxy Plus Fund – QIM Master Fund (526) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 6. Related Parties

As of December 31, 2022 the Master Fund had $445,277 receivable from the Feeder Fund, as reflected in the Statement of Financial Condition. Generally, receivables and payables from/to Feeder Fund are a result of timing differences of cash movements related to capital activity at the Feeder Fund level.

Note 7. Financial Highlights

Financial highlights of the Master Fund for the year ended December 31, 2022 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	93.76%

Ratios to average member’s equity (B):
Net investment income (C)	0.73%
Total expenses	0.08%

(A)	Total return is based on the change in average member’s equity during the period of theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment income ratios are computed based on weighted-average member’s equity as a whole for the year ended December 31, 2022.

(C)	The net investment income ratio excludes realized and unrealized gains (losses) on investments.

Financial highlights are calculated for each member class taken as a whole. An individual member’s return and ratios may vary based on the timing of capital transactions. The total return and net investment income ratio would have been lower and total expense ratio would have been higher if the management, incentive fees, and sponsor fee, had been charged to the Master Fund instead of the Feeder Fund.

Note 8. Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 30, 2023, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – QIM Master Fund (526) LLC

(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of and for the year ended December 31, 2022, is accurate and complete.

/s/ David Young
David Young, President
New Hyde Park Alternative Funds, LLC — Sponsor

Galaxy Plus Fund – QIM Master Fund (526) LLC

Galaxy Plus Fund – Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2022

Independent Auditor’s Report

Managing Member

Galaxy Plus Fund LLC

Opinion

We have audited the financial statements of Galaxy Plus Fund — Aspect Master Fund (532) LLC (the Fund), which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2022, the related statements of operations and changes in member’s equity for the year then ended, and the related notes to the financial statements.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2022, and the results of its operations and changes in member’s equity for the year then ended in accordance with accounting principles generally accepted in the United States of America.

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

March 30, 2023

Galaxy Plus Fund – Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Statement of Financial Condition

December 31, 2022

(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$4,982,606
Restricted cash - margin balance	2,942,466
Investments in futures contracts, at fair value (represents unrealized appreciation on open derivative contracts, net)	354,463
Receivable from Onshore Feeder Fund	69,749

Total assets	$8,349,284
Liabilities and Member’s Equity

Total liabilities	-
Member’s equity	8,349,284

Total liabilities and member’s equity	$8,349,284

See notes to financial statements.

Galaxy Plus Fund – Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Condensed Schedule of Investments

December 31, 2022

(Expressed in U.S. Dollars)

	Number of		Percent of
	Contracts/ Units	Fair Value	Member’s Equity
Long positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	34	$10,575	0.12%
Currency	127	55,729	0.67
Energy	1	8,980	0.11
Metals	2	2,825	0.03
Foreign:
Futures contracts:
Agriculture	8	4,005	0.05
Energy	1	875	0.01
Index	38	(17,445)	(0.21)
Metals	7	(3,638)	(0.04)

Total long positions		61,906	0.74

Short positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	13	6,752	0.08
Currency	90	(84,435)	(1.01)
Energy	4	1,680	0.02
Index	8	15,596	0.19
Interest	71	32,101	0.38
Metals	4	(15,918)	(0.19)
Foreign:
Futures contracts:
Agriculture	3	(1,563)	(0.02)
Index	29	(5,286)	(0.06)
Interest	220	358,620	4.30
Metals	11	(14,990)	(0.18)

Total short positions		292,557	3.51

Investments in futures contracts, at fair value		$354,463	4.25%

See notes to financial statements.

Galaxy Plus Fund – Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Statement of Operations

For the year ended December 31, 2022

(Expressed in U.S. Dollars)

Investment Income:
Interest income	$128,567

Total investment income	128,567

Expenses:
Interest expense	19,724
Other expense	1,431

Total expenses	21,155

Net investment income	107,412

Realized and unrealized gain on investments and foreign currency transactions:

Net realized gain from:
Derivative contracts[1]	6,908,985
Foreign currency transactions	17,428
6,926,413
Net increase in unrealized appreciation on:
Derivative contracts	189,496
189,496
Net realized and unrealized gain on investments and foreign currency transactions	7,115,909

Net increase in member’s equity resulting from operations	$7,223,321

[l]	Including trading costs.

See notes to financial statements.

Galaxy Plus Fund – Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Statement of Changes in Members’ Equity

For the year ended December 31, 2022

(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment income	$107,412
Net realized gain from derivative contracts and foreign currency transactions	6,926,413
Net increase in unrealized appreciation on derivative contracts	189,496

Net increase in member’s equity resulting from operations	7,223,321

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	697,601
Payments for redemptions of capital	(5,944,947)

Net decrease in member’s equity resulting from capital transactions	(5,247,346)

Total increase	1,975,975

Member’s equity, beginning of year	6,373,309

Member’s equity, end of year	$8,349,284

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

The Master Fund and other separately formed Delaware limited liability companies (“Other Master Funds”), are investment vehicles available under the Galaxy Plus Managed Account Platform (the “Platform”). The Master Fund and the Platform are sponsored by New Hyde Park Alternative Funds, LLC (the “Sponsor” or “NHPAF”) as a means of making available, to qualified high net-worth individuals and institutional investors (including fund of hedge funds) (“Investors”), a variety of third-party professional managed futures and foreign exchange advisors (“Advisors”). The Trading Advisor is not affiliated with the Sponsor.

NHPAF was formed in October 2013 and its principal office is located in Wheaton, Illinois. NHPAF is registered with the U.S. Commodity Futures Trading Commission (CFTC) as a commodity pool operator and commodity trading advisor, and is a member of the National Futures Association (NFA).

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or other Master Funds. Galaxy Plus Fund – Aspect Feeder Fund (532) (“LLC532”), a separated series of the Onshore Platform and Galaxy Plus Fund – Aspect Offshore Feeder Fund (532) Segregated Portfolio (“SPC532”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2022, SPC532 had not commenced operations and LLC532 is the sole member.

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $7,914,546 is held in USD and a balance of $10,526 in foreign currencies as of December 31, 2022, and are recorded in cash and restricted cash – margin balance on the Statement of Financial Condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2022 included restricted cash for margin requirements of $2,942,466. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2022 included amounts due to the broker for unsettled trades of $0.

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

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the years ended December 31, 2019, through 2022, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statement of Operations. During the year, the Master Fund did not accrue any interest or penalties.

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

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2022. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

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

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2022.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2022. Presentation is gross – as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative contracts:
Futures contracts:
Agriculture	$36,500	$36,500	$-	$-
Currency	62,583	62,583	-	-
Energy	18,075	18,075	-	-
Index	16,807	16,807	-	-
Interest	395,262	395,262	-	-
Metals	13,073	13,073	-	-

Total investment assets at fair value	542,300	542,300	-	-

Liabilities:
Derivative contracts:
Futures contracts:
Agriculture	(16,731)	(16,731)	-	-
Currency	(91,289)	(91,289)
Energy	(6,540)	(6,540)
Index	(23,942)	(23,942)
Interest	(4,541)	(4,541)	-	-
Metals	(44,794)	(44,794)	-	-

Total investment liabilities at fair value	(187,837)	(187,837)	-	-

Total net investments at fair value	$354,463	$354,463	$-	$-

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2022.

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

Galaxy Plus Fund – Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments. Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. As of December 31, 2022, the Master Fund had open futures contracts with the following notional values by sector:

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Agriculture	42	$1,469,057	Agriculture	16	$(749,471)
Currency	127	5,396,670	Currency	90	(7,004,708)
Energy	2	228,990	Energy	4	(210,800)
Index	38	1,084,702	Index	37	(1,580,252)
Metals	9	768,196	Interest	291	(51,607,612)
			Metals	15	(1,464,659)

During the year ended December 31, 2022, the Master Fund participated in 13,669 futures contract transactions.

Net Trading Gain (Loss)*

Futures contracts:
Agriculture	$(311,033)
Currency	1,349,365
Energy	2,316,068
Index	(577,383)
Interest	4,680,978
Metals	(334,018)

Total futures contracts	7,123,977

Trading costs	(25,496)

Total net trading gain (loss)	$7,098,481

*	Includes both realized gain of $6,908,985 and unrealized appreciation of $189,496 and is located in net realized and unrealized gain on investments on the Statement of Operations. Amounts exclude foreign currency transactions.

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

The following tables summarize the Master Fund’s netting arrangements:

Description	Gross Amounts of Recognized Assets (Liabilities)	Offset in the Statement of Financial Condition	Net Amount of Assets (Liabilities) in the Statement of Financial Condition
Futures contracts	$542,300	$(187,837)	$354,463
Total	$542,300	$(187,837)	$354,463

	Net amount in the Statement of Financial Condition	Cash Collateral Received by Counterparty	Net Amount in the Statement of Financial Condition
Counterparty A	$354,463	$2,942,466	$3,296,929
Total	$354,463	$2,942,466	$3,296,929

Galaxy Plus Fund – Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 6. Related Parties

As of December 31, 2022, the Master Fund had $69,749 receivable from the Feeder Fund, as reflected in the Statement of Financial Condition. Generally, receivables and payables from/to the Feeder Fund are a result of timing differences of cash movements related to capital activity at the Feeder Fund level.

Note 7. Financial Highlights

Financial highlights of the Master Fund for the year ended December 31, 2022, are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	139.27%

Ratios to average member’s equity (B):
Net investment income (C)	1.19%
Total expenses	0.23%

(A)	Total return is based on the change in average member’s equity during the period of theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment income ratios are computed based upon weighted-average member’s equity as a whole for the year ended December 31, 2022.

(C)	The net investment income ratio excludes net realized and unrealized gain on investments and foreign currency transactions.

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

Note 8. Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 30, 2023, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of and for the year ended December 31, 2022, is accurate and complete.

/s/ David Young
David Young, President

New Hyde Park Alternative Funds, LLC — Sponsor

Galaxy Plus Fund – Aspect Master Fund (532) LLC

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC

(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2022

Independent Auditor’s Report

Managing Member

Galaxy Plus Fund LLC

Opinion

We have audited the financial statements of Galaxy Plus Fund — Welton GDP Master Fund (538) LLC (the Fund), which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2022, the related statements of operations and changes in member’s equity for the year then ended, and the related notes to the financial statements.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2022, and the results of its operations and changes in member’s equity for the year then ended in accordance with accounting principles generally accepted in the United States of America.

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

March 30, 2023

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC

(A Delaware Limited Liability Company)

Statement of Financial Condition

December 31, 2022

(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$2,815,007
Restricted cash - margin balance	1,583,784
Receivable from Onshore Feeder Fund	379,088

Total assets	$4,777,879

Liabilities and Member’s Equity

Liabilities
Deficit in commodity trading accounts at clearing brokers:
Investments in futures contracts, at fair value (represents unrealized depreciation on open derivative contracts, net)	$43,016

Total liabilities	43,016

Member’s equity	4,734,863

Total liabilities and member’s equity	$4,777,879

See notes to financial statements.

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC

(A Delaware Limited Liability Company)

Condensed Schedule of Investments

December 31, 2022

(Expressed in U.S. Dollars)

	Number of		Percent of
	Contracts/ Units	Fair Value	Member’s Equity
Long positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	80	$72,069	1.54%
Currency	38	(10,351)	(0.22)
Energy	5	13,811	0.29
Index	2	(750)	(0.02)
Interest	12	(10,797)	(0.23)
Metals	3	(467)	(0.01)
Foreign:
Futures contracts:
Energy	3	(5,607)	(0.12)
Index	57	(86,508)	(1.83)
Interest	57	(56,729)	(1.20)
Metals	32	32,278	0.68

Total long positions		$(53,051)	(1.12)

Short positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	45	$(30,620)	(0.65)
Currency	16	(8,880)	(0.19)
Energy	13	(43,209)	(0.91)
Index	11	(15,360)	(0.32)
Interest	21	22,989	0.49
Foreign:
Futures contracts:
Energy	4	(16,320)	(0.34)
Index	36	40,072	0.85
Interest	30	68,556	1.43
Metals	25	(7,193)	(0.15)

Total short positions		10,035	0.21

Total investments in futures contracts, at fair value		$(43,016)	(0.91)%

See notes to financial statements.

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC

(A Delaware Limited Liability Company)

Statement of Operations

For the year ended December 31, 2022

(Expressed in U.S. Dollars)

Investment Income:
Interest income	$12,527

Total investment income	12,527

Expenses:
Interest expense	2,707
Other expenses	1,561

Total expenses	4,268

Net investment income	8,259

Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized gain (loss) from:
Derivative contracts[1]	2,351,866
Foreign currency transactions	(14,369)
2,337,497

Net (increase) in unrealized depreciation on:
Derivative contracts	(83,800)
(83,800)

Net realized and unrealized gain on investments and foreign currency transactions	2,253,697

Net increase in member’s equity resulting from operations	$2,261,956

[1]	Including trading costs.

See notes to financial statements.

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC

(A Delaware Limited Liability Company)

Statement of Changes in Members’ Equity

For the year ended December 31, 2022

(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment income	$8,259
Net realized gain (loss) from derivative contracts and foreign currency transactions	2,337,497
Net (increase) in unrealized depreciation on derivative contracts	(83,800)

Net increase in member’s equity resulting from operations	2,261,956

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	468,685
Payments for redemptions of capital	(2,612,455)

Net decrease in member’s equity resulting from capital transactions	(2,143,770)

Total increase	118,186

Member’s equity, beginning of year	4,616,677

Member’s equity, end of year	$4,734,863

See notes to financial statements.

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 1. Organization and Structure

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC (the “Master Fund”) was formed in Delaware as a limited liability company on January 27, 2017, and commenced operation on March 28, 2017. The Master Fund was created to serve as the trading entity managed by Welton Investment Partners, L.L.C. (the “Trading Advisor”) pursuant to its Global Directional Portfolio (the “Program”). The Program is designed to provide investors with non-correlated returns and long-term capital appreciation through the global futures and FX Markets.

The Master Fund and other separately formed Delaware limited liability companies (“Other Master Funds”), are investment vehicles available under the Galaxy Plus Managed Account Platform (the “Platform”). The Master Fund and the Platform are sponsored by New Hyde Park Alternative Funds, LLC (the “Sponsor” or “NHPAF”) as a means of making available, to qualified high net-worth individuals and institutional investors (including fund of hedge funds) (“Investors”), a variety of third-party professional managed futures and foreign exchange advisors (“Advisors”). The Trading Advisor is not affiliated with the Sponsor.

NHPAF was formed in October 2013 and its principal office is located in Wheaton, Illinois. NHPAF is registered with the U.S. Commodity Futures Trading Commission (CFTC) as a commodity pool operator and commodity trading advisor, and is a member of the National Futures Association (NFA).

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or other Master Funds. Galaxy Plus Fund – Welton GDP Feeder Fund (538W) (“LLC538W”), a separated series of the Onshore Platform and Galaxy Plus Fund – Welton GDP Offshore Feeder Fund (538W) Segregated Portfolio (“SPC538W”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2022, SPC538W had not yet commenced operations and LLC538W is the sole member.

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $4,399,976 is held in USD and a payable balance of $(1,185) in foreign currencies as of December 31, 2022, and are recorded in cash and restricted cash – margin balance on the Statement of Financial Condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2022, included restricted cash for margin requirements of $1,583,784. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2022 included amounts due to the broker for unsettled trades of $0.

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

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the years ended December 31, 2019 through 2022, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statement of Operations. During the year, the Master Fund did not accrue any interest or penalties.

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

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2022. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

Exchange-traded derivative contracts that are actively traded are valued based on daily quoted settlement prices from the respective exchange and are categorized in Level 1 of the fair value hierarchy. Exchange-traded derivative contracts not actively traded and over-the-counter (OTC) derivative contracts can include futures contracts, option on futures contracts, forward contracts, and option contracts whose values are based on an underlying such as interest rates, foreign currencies, credit standing of reference entities, equities or commodities. Such derivative contracts are valued using observable market data, including currency spot rates or quoted prices of the related underlying obtained from the applicable exchange or market. OTC derivative contracts are valued using the above described pricing methodology and are categorized as Level 2 within the fair value hierarchy.

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2022.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2022. Presentation is gross – as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative contracts:
Futures contracts:
Agriculture	$74,615	$74,615	$-	$-
Currency	13,089	13,089	-	-
Energy	29,921	29,921	-	-
Index	54,756	54,756	-	-
Interest	91,545	91,545	-	-
Metals	106,658	106,658	-	-

Total investment assets at fair value	370,584	370,584	-	-

Liabilities:
Derivative contracts:
Futures contracts:
Agriculture	(33,166)	(33,166)	-	-
Currency	(32,320)	(32,320)	-	-
Energy	(81,246)	(81,246)	-	-
Index	(117,302)	(117,302)	-	-
Interest	(67,526)	(67,526)	-	-
Metals	(82,040)	(82,040)	-	-

Total investment liabilities at fair value	(413,600)	(413,600)	-	-

Total net investments at fair value	$(43,016)	$(43,016)	$-	$-

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2022.

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

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures and forward contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments. Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. As of December 31, 2022, the Master Fund had open futures contracts with the following notional values by sector:

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Agriculture	80	$2,960,297	Agriculture	45	$(1,760,300)
Currency	38	2,357,252	Currency	16	(1,228,170)
Energy	8	784,079	Energy	17	(1,178,059)
Index	59	4,809,586	Index	47	(5,521,607)
Interest	69	19,727,225	Interest	51	(8,889,133)
Metals	35	3,478,671	Metals	25	(2,048,978)

During the year ended December 31, 2022, the Master Fund participated in 20,645 futures contract transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading Gain (Loss)*
Futures contracts:
Agriculture	$(411,954)
Currency	2,017,867
Energy	681,792
Index	(508,351)
Interest	229,449
Metals	368,923
Total futures contracts	2,377,726

Trading costs	(109,660)

Total net trading gain (loss)	$2,268,066

*	Includes both realized gain of $2,351,866 and unrealized depreciation of $(83,800) and is located in net realized and unrealized gain (loss) on investments on the Statement of Operations. Amounts exclude foreign currency transactions.

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

The following tables summarize the Master Fund’s netting arrangements:

Description	Gross Amounts of Recognized Assets (Liabilities)	Offset in the Statement of Financial Condition	Net Amount of Assets (Liabilities) in the Statement of Financial Condition

Futures contracts	$(413,600)	$370,584	$(43,016)
Total	$(413,600)	$370,584	$(43,016)

	Net Amount in the Statement of Financial Condition	Cash Collateral Received by Counterparty	Net Amount in the Statement of Financial Condition

Counterparty A	$(43,016)	$1,583,784	$1,540,768
Total	$(43,016)	$1,583,784	$1,540,768

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 6. Related Parties

As of December 31, 2022, the Master Fund had $379,088 receivable from the Feeder Fund, as reflected in the Statement of Financial Condition. Generally, receivables and payables from/to Feeder Fund are a result of timing differences of cash movements related to capital activity at the Feeder Fund level.

Note 7. Financial Highlights

Financial highlights of the Master Fund for the year ended December 31, 2022 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	45.61%

Ratios to average member’s equity (B):
Net investment income (C)	0.14%
Total expenses	0.07%

(A)	Total return is based on the change in average member’s equity during the period of a theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment income ratios are computed based upon weighted-average member’s equity as a whole for the year ended December 31, 2022.

(C)	The net investment income ratio excludes net realized and unrealized gains (losses) on investments.

Financial highlights are calculated for each member class taken as a whole. An individual member’s return and ratios may vary based on the timing of capital transactions. The total return and net investment income ratio would have been lower and total expense ratio would have been higher if the management, incentive fees, and sponsor fees, had been charged to the Master Fund instead of the Feeder Fund.

Note 8. Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 30, 2023, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC

(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of and for the year ended December 31, 2022 is accurate and complete.

/s/ David Young

David Young, President
New Hyde Park Alternative Funds, LLC — Sponsor

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC

Galaxy Plus Fund – Volt Diversified Alpha Master Fund (550) LLC

(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2022

Independent Auditor’s Report

Managing Member

Galaxy Plus Fund LLC

Opinion

We have audited the financial statements of Galaxy Plus Fund — Volt Diversified Alpha Master Fund (550) LLC (the Fund), which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2022, the related statements of operations and changes in member’s equity for the year then ended, and the related notes to the financial statements.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2022, and the results of its operations and changes in member’s equity for the year then ended in accordance with accounting principles generally accepted in the United States of America.

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

/s/ RSM US LLP

Denver, Colorado

March 30, 2023

Galaxy Plus Fund - Volt Diversified Alpha Master Fund (550) LLC

(A Delaware Limited Liability Company)

Statement of Financial Condition

December 31, 2022

(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$256,858
Restricted cash - margin balance	92,906
Investments in futures contracts, at fair value (represents unrealized appreciation on open derivative contracts, net)	8,374

Total assets	$358,138

Liabilities and Member’s Equity

Liabilities
Payable to Onshore Feeder Fund	$74,789

Total liabilities	74,789

Member’s equity	283,349

Total liabilities and member’s equity	$358,138

See notes to financial statements.

Galaxy Plus Fund - Volt Diversified Alpha Master Fund (550) LLC

(A Delaware Limited Liability Company)

Condensed Schedule of Investments

December 31, 2022

(Expressed in U.S. Dollars)

	Number of Contracts/ Units	Fair Value	Percent of Member’s Equity
Long positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	12	$6,358	2.24%
Currency	8	1,569	0.55
Interest	1	(1,328)	(0.47)
Metals	1	115	0.04
Foreign:
Futures contracts:
Agriculture	1	(660)	(0.23)
Interest	1	(1,565)	(0.55)

Total long positions		4,489	1.58

Short positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	5	7	0.00
Currency	1	1,116	0.40
Foreign:
Futures contracts:
Interest	2	2,762	0.97

Total short positions		3,885	1.37

Investments in futures contracts, at fair value		$8,374	2.95%

See notes to financial statements.

Galaxy Plus Fund - Volt Diversified Alpha Master Fund (550) LLC

(A Delaware Limited Liability Company)

Statement of Operations

For the year ended December 31, 2022

(Expressed in U.S. Dollars)

Investment Income:
Interest income	$763

Total investment income	763

Expenses:
Other expenses	3,809

Total expenses	3,809

Net investment loss	(3,046)

Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized gain (loss) from:
Derivative contracts[1]	(238,314)
Foreign currency transactions	975
(237,339)

Net increase in unrealized appreciation on:
Derivative contracts	37,434
37,434

Net realized and unrealized loss on investments and foreign currency transactions	(199,905)

Net decrease in member’s equity resulting from operations	$(202,951)

[1]	Including trading costs.

See notes to financial statements.

Galaxy Plus Fund - Volt Diversified Alpha Master Fund (550) LLC

(A Delaware Limited Liability Company)

Statement of Changes in Members’ Equity

For the year ended December 31, 2022

(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment loss	$(3,046)
Net realized loss from derivative contracts and foreign currency transactions	(237,339)
Net increase in unrealized appreciation on on derivative contracts	37,434

Net decrease in member’s equity resulting from operations	(202,951)

Changes in member’s equity from capital transactions:
Payments for redemptions of capital	(1,626,290)

Net decrease in member’s equity resulting from capital transactions	(1,626,290)

Total decrease	(1,829,241)

Member’s equity, beginning of year	2,112,590

Member’s equity, end of year	$283,349

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

The Master Fund and other separately formed Delaware limited liability companies (“Other Master Funds”), are investment vehicles available under the Galaxy Plus Managed Account Platform (the “Platform”). The Master Fund and the Platform are sponsored by New Hyde Park Alternative Funds, LLC (the “Sponsor” or “NHPAF”) as a means of making available, to qualified high net-worth individuals and institutional investors (including fund of hedge funds) (“Investors”), a variety of third-party professional managed futures and foreign exchange advisors (“Advisors”). The Trading Advisor is not affiliated with the Sponsor.

NHPAF was formed in October 2013 and its principal office is located in Wheaton, Illinois. NHPAF is registered with the U.S. Commodity Futures Trading Commission (CFTC) as a commodity pool operator and commodity trading advisor, and is a member of the National Futures Association (NFA).

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or other Master Funds. Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) (“LLC550”), a separated series of the Onshore Platform and Galaxy Plus Fund – Volt Diversified Alpha Offshore Feeder Fund (550) Segregated Portfolio (“SPC550”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2022, SPC550 had not commenced operations and LLC550 is the sole member.

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $349,764 is held in USD and $0 in foreign currencies as of December 31, 2022, and are recorded in cash and restricted cash – margin balance on the Statement of Financial Condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2022 included restricted cash for margin requirements of $92,906. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2022 included amounts due to the broker for unsettled trades of $0.

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

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the years ended December 31, 2020 through 2022, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statement of Operations. During the year, the Master Fund did not accrue any interest or penalties.

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

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2022. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

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

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2022.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2022. Presentation is gross – as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative contracts:
Futures contracts:
Agriculture	$8,332	$8,332	$-	$-
Currency	5,060	5,060	-	-
Interest	2,763	2,763	-	-
Metals	115	115	-	-

Total investment assets at fair value	16,270	16,270	-	-

Liabilities:
Derivative contracts:
Futures contracts:
Agriculture	(2,627)	(2,627)	-	-
Currency	(2,375)	(2,375)	-	-
Interest	(2,894)	(2,894)	-	-

Total investment liabilities at fair value	(7,896)	(7,896)	-	-

Total net investments at fair value	$8,374	$8,374	$-	$-

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2022.

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

As of December 31, 2022, the Master Fund had open futures contracts with the following notional values by sector:

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Agriculture	13	$597,594	Agriculture	5	$(357,350)
Currency	8	645,220	Currency	1	(103,269)
Interest	2	191,122	Interest	2	(284,577)
Metals	1	54,145

During the year ended December 31, 2022, the Master Fund participated in 4,327 futures contract transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading Gain (Loss)*
Futures contracts:
Agriculture	$(74,540)
Currency	(70,178)
Energy	77,828
Index	13,967
Interest	19,568
Metals	(156,688)
Total futures contracts	(190,043)

Trading costs	(10,837)

Total net trading gain (loss)	$(200,880)

*	Includes both realized loss of $(238,314) and unrealized appreciation of $37,434 and is located in net realized and unrealized gain (loss) on investments on the Statement of Operations. Amounts exclude foreign currency transactions.

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

The following tables summarize the Master Fund’s netting arrangements:

Description	Gross Amounts of Recognized Assets (Liabilities)	Offset in the Statement of Financial Condition	Net Amount of Assets (Liabilities) in the Statement of Financial Condition

Futures contracts	$16,270	$(7,896)	$8,374
Total	$16,270	$(7,896)	$8,374

	Net amount in the statement of Financial Condition	Cash Collateral Received by Counterparty	Net amount in the Statement of Financial Condition

Counterparty A	$8,374	$92,906	$101,280
Total	$8,374	$92,906	$101,280

Galaxy Plus Fund – Volt Diversified Alpha Master Fund (550) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 6. Related Parties

As of December 31, 2022 the Master Fund had $74,789 payable to the Feeder Fund, as reflected in the Statement of Financial Condition. Generally, receivables and payables from/to Feeder Fund are a result of timing differences of cash movements related to capital activity at the Feeder Fund level.

Note 7. Financial Highlights

Financial highlights of the Master Fund for the year ended December 31, 2022 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	40.53%

Ratios to average member’s equity (B):
Net investment loss (C)	(0.56)%
Total expenses	0.71%

(A)	Total return is based on the change in average member’s equity during the period of a theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment loss ratios are computed based upon weighted-average member’s equity as a whole for the year ended December 31, 2022.

(C)	The net investment loss ratio excludes net realized and unrealized gains (losses) on investments.

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

Note 8. Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 30, 2023, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – Volt Diversified Alpha Master Fund (550) LLC

(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of and for the year ended December 31, 2022, is accurate and complete.

/s/ David Young
David Young, President
New Hyde Park Alternative Funds, LLC — Sponsor

Galaxy Plus Fund – Volt Diversified Alpha Master Fund (550) LLC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Funds
(Registrant)

Date: April 6, 2023	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: April 6, 2023	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Balanced Fund,
a Series of Frontier Funds
(Registrant)

Date: April 6, 2023	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: April 6, 2023	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Heritage Fund,
a Series of Frontier Funds
(Registrant)

Date: April 6, 2023	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: April 6, 2023	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Global Fund,
a Series of Frontier Funds
(Registrant)

Date: April 6, 2023	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: April 6, 2023	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Select Fund,
a Series of Frontier Funds (Registrant)

Date: April 6, 2023	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: April 6, 2023	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Long Short Commodity Fund,
a Series of Frontier Funds (Registrant)

Date: April 6, 2023	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: April 6, 2023	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Diversified Fund,
a Series of Frontier Funds (Registrant)

Date: April 6, 2023	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: April 6, 2023	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Masters Fund,
a Series of Frontier Funds (Registrant)

Date: April 6, 2023	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: April 6, 2023	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds