Form 10-Q
period 2023-03-31
Frontier Funds; Frontier Heritage Fund; Frontier Masters Fund; Frontier Select Fund; Frontier Long/Short Commodity Fund; Frontier Diversified Fund; Frontier Balanced Fund; Frontier Global Fund
filed 2023-05-15
CIK 1261379, 1389123, 1450722, 1389125, 1389128, 1450720, 1389122, 1389124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF MARCH 31, 2023, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

ii

 PART I. FINANCIAL INFORMATION

Item 1. Series Financial Statements

The Series of Frontier Funds

Consolidated Statements of Financial Condition

March 31, 2023 (Unaudited) and December 31, 2022

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	3/31/2023	12/31/2022	3/31/2023	12/31/2022	3/31/2023	12/31/2022
ASSETS
Cash and cash equivalents	$93,640	$46,604	$44,347	$18,560	$42,450	$38,703
U.S. Treasury securities, at fair value	5,453	42,198	2,582	16,805	2,472	35,044
Investments in private investment companies, at fair value	2,185,883	2,779,566	480,599	705,739	1,120,774	1,281,982
Investments in unconsolidated trading companies, at fair value	56,000	28,671	26,521	11,418	25,386	23,810
Interest receivable	78	1,051	37	419	35	873

Total Assets	$2,341,054	$2,898,090	$554,086	$752,941	$1,191,117	$1,380,412

LIABILITIES & CAPITAL

LIABILITIES
Interest payable to Managing Owner	$-	$-	$-	$-	$30	$53
Redemptions payable	-	-	-	19,922	-	12,788
Service fees payable to Managing Owner	72	85	31	43	18	21
Trading fees payable to Managing Owner	8,252	9,653	3,430	4,443	3,182	3,447
Subscriptions in advance for service fee rebates	22,650	22,650	31,725	31,725	393	393
Other liabilities	3,796	1,730	1,796	688	1,951	1,437

Total Liabilities	$34,770	$34,118	$36,982	$56,821	$5,574	$18,139

CAPITAL
Managing Owner - Class 2	6,861	8,523	3,950	5,100	2,541	3,065
Managing Owner - Class 2a	-	-	-	-	8,435	9,328
Managing Owner - Class 3	16,050	20,433	1,401	2,214	-	-
Managing Owner - Class 3a	-	-	-	-	1,239	1,369
Limited Owner - Class 2	316,084	392,656	115,122	177,102	18,822	25,648
Limited Owner - Class 2a	-	-	-	-	72,958	80,689
Limited Owner - Class 3	1,967,289	2,442,360	396,631	511,704	897,054	998,095
Limited Owner - Class 3a	-	-	-	-	184,494	244,079

Total Owners’ Capital	2,306,284	2,863,972	517,104	696,120	1,185,543	1,362,273

Non-Controlling Interests	-	-	-	-	-	-

Total Capital	2,306,284	2,863,972	517,104	696,120	1,185,543	1,362,273

Total Liabilities and Capital	$2,341,054	$2,898,090	$554,086	$752,941	$1,191,117	$1,380,412

Units Outstanding
Class 2	4,163	4,163	1,624	1,925	215	262
Class 2a	N/A	N/A	N/A	N/A	1,251	1,251
Class 3	27,141	27,146	5,741	5,745	8,622	8,677
Class 3a	N/A	N/A	N/A	N/A	2,691	3,217

Net Asset Value per Unit
Class 2	$77.57	$96.37	$73.31	$94.64	$99.18	$109.65
Class 2a	N/A	N/A	N/A	N/A	$65.04	$71.93
Class 3	$73.08	$90.72	$69.33	$89.45	$104.04	$115.03
Class 3a	N/A	N/A	N/A	N/A	$69.03	$76.29

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Financial Condition

March 31, 2023 (Unaudited) and December 31, 2022

	Frontier Balanced Fund		Frontier Select Fund
	3/31/2023	12/31/2022	3/31/2023	12/31/2022
ASSETS
Cash and cash equivalents	$16,273	$221,344	$52,492	$33,183
U.S. Treasury securities, at fair value	988	200,417	3,057	30,046
Open trade equity, at fair value	3,147	1,670	-	-
Receivable from futures commission merchants	445,119	320,241	-	-
Investments in private investment companies, at fair value	6,692,902	8,944,014	1,046,915	1,449,919
Investments in unconsolidated trading companies, at fair value	10,145	136,169	31,392	20,414
Interest receivable	14	4,991	43	748
Other assets	1,170	-	-	-

Total Assets	$7,169,758	$9,828,846	$1,133,899	$1,534,310

LIABILITIES & CAPITAL

LIABILITIES
Redemptions payable	$231	$35,051	$-	$-
Incentive fees payable to Managing Owner	-	692	-	-
Management fees payable to Managing Owner	1,419	1,573	-	-
Interest payable to Managing Owner	680	2,306	223	342
Service fees payable to Managing Owner	12,941	16,784	2,855	3,630
Trading fees payable to Managing Owner	29,970	36,946	3,426	4,454
Risk analysis fees payable	10,312	10,442	-	-
Subscriptions in advance for service fee rebates	395,538	391,457	22,221	22,046
Other liabilities	-	6,867	2,127	1,232

Total Liabilities	451,091	502,118	30,852	31,704

CAPITAL
Managing Owner - Class 2	40,935	53,242	11,320	15,168
Managing Owner - Class 2a	30,171	43,282	-	-
Limited Owner - Class 1	5,123,213	7,134,145	1,038,376	1,417,113
Limited Owner - Class 1AP	57,564	74,869	8,007	10,554
Limited Owner - Class 2	1,104,034	1,549,544	45,344	59,771
Limited Owner - Class 3a	362,750	471,646	-	-

Total Owners’ Capital	6,718,667	9,326,728	1,103,047	1,502,606

Non-Controlling Interests	-	-	-	-

Total Capital	6,718,667	9,326,728	1,103,047	1,502,606

Total Liabilities and Capital	$7,169,758	$9,828,846	$1,133,899	$1,534,310

Units Outstanding
Class 1	67,689	71,936	19,358	19,894
Class 1AP	587	587	115	115
Class 2	8,657	9,318	614	616
Class 2a	262	290	N/A	N/A
Class 3a	3,166	3,166	N/A	N/A

Net Asset Value per Unit
Class 1	$75.69	$99.17	$53.64	$71.23
Class 1AP	$98.07	$127.56	$69.57	$91.71
Class 2	$132.25	$172.01	$92.32	$121.70
Class 2a	$114.96	$149.47	N/A	N/A
Class 3a	$114.57	$148.96	N/A	N/A

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Financial Condition

March 31, 2023 (Unaudited) and December 31, 2022

	Frontier Global Fund		Frontier Heritage Fund
	3/31/2023	12/31/2022	3/31/2023	12/31/2022
ASSETS
Cash and cash equivalents	$97,330	$26,333	$47,175	$45,466
U.S. Treasury securities, at fair value	5,668	23,843	2,747	41,167
Investments in private investment companies, at fair value	2,253,990	2,943,814	2,411,374	3,070,641
Investments in unconsolidated trading companies, at fair value	58,206	16,200	28,212	27,970
Interest receivable	81	594	39	1,025

Total Assets	$2,415,275	$3,010,784	$2,489,547	$3,186,269

LIABILITIES & CAPITAL

LIABILITIES
Redemptions payable	$-	$-	$-	$-
Interest payable to Managing Owner	260	302	193	447
Service fees payable to Managing Owner	5,513	6,437	5,373	6,432
Trading fees payable to Managing Owner	10,646	12,480	10,036	11,679
Subscriptions in advance for service fee rebates	163,190	162,385	81,684	79,667
Other liabilities	3,945	977	1,914	1,687

Total Liabilities	183,554	182,581	99,200	99,912

CAPITAL
Managing Owner - Class 2	22,491	28,821	24,629	31,125
Limited Owner - Class 1	2,120,606	2,689,125	2,185,165	2,830,832
Limited Owner - Class 1AP	-	-	10,184	12,657
Limited Owner - Class 2	88,624	110,257	170,369	211,743

Total Owners’ Capital	2,231,721	2,828,203	2,390,347	3,086,357

Non-Controlling Interests	-	-	-	-

Total Capital	2,231,721	2,828,203	2,390,347	3,086,357

Total Liabilities and Capital	$2,415,275	$3,010,784	$2,489,547	$3,186,269

Units Outstanding
Class 1	14,345	17,600	17,750	18,366
Class 1AP	-	-	64	64
Class 2	465	1,086	913	915

Net Asset Value per Unit
Class 1	$147.83	$185.27	$123.11	$154.14
Class 1AP	N/A	N/A	$159.65	$198.42
Class 2	$238.92	$297.25	$213.66	$265.55

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Condensed Schedules of Investments

March 31, 2023 (Unaudited)

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
Description	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$181,461	7.87%	$-	0.00%	$-	0.00%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	398,676	17.29%	-	0.00%	-	0.00%
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	133,747	5.80%	88,938	17.20%	-	0.00%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	463,951	20.12%	-	0.00%	-	0.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	627,566	27.21%	225,399	43.59%	-	0.00%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	380,482	16.50%	166,262	32.15%	332,164	28.02%
Galaxy Plus Fund - Volt Diversified Alpha Feeder Fund (550) LLC)	-	0.00%	-	0.00%	220,784	18.62%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	0.00%	-	0.00%	567,826	47.90%
Total Private Investment Companies	$2,185,883	94.79%	$480,599	92.94%	$1,120,774	94.54%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$56,000	2.43%	$26,521	5.13%	$25,386	2.14%
Total Investment in Unconsolidated Trading Companies	$56,000	2.43%	$26,521	5.13%	$25,386	2.14%

U.S. TREASURY SECURITIES (1) FACE VALUE	Fair Value		Fair Value		Fair Value
US Treasury Note 6.875% due 08/15/2025	$5,453	0.24%	$2,582	0.50%	$2,472	0.21%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value	Face Value
US Treasury Note 6.875% due 08/15/2025 (1)	$5,103	$2,418	$2,314

Additional Disclosure on U.S. Treasury Securities	Cost	Cost	Cost
US Treasury Note 6.875% due 08/15/2025 (1)	$5,458	$2,585	$2,474

(1)	See Note 2 to the Consolidated Financial Statements.

(2)	See Note 5 to the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Condensed Schedules of Investments

March 31, 2023 (Unaudited)

	Frontier		Frontier
	Balanced Fund		Select Fund
		% of Total Capital		% of Total Capital
Description	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)
LONG FUTURES CONTRACTS*
Various agriculture futures contracts (U.S.)	$18,140	0.27%	$-	0.00%
Various currency futures contracts (U.S.)	(218)	0.00%	-	0.00%
Various interest rates futures contracts (Europe)	2,266	0.03%	-	0.00%
Various interest rates futures contracts (Far East)	6,304	0.09%	-	0.00%
Various interest rates futures contracts (U.S.)	(2,406)	-0.04%	-	0.00%
Various precious metal futures contracts (U.S.)	15,831	0.24%	-	0.00%
Total Long Futures Contracts	$39,917	0.59%	$-	0.00%

SHORT FUTURES CONTRACTS*
Various agriculture futures contracts (Far East)	$12,010	0.18%	$-	0.00%
Various agriculture futures contracts (Europe)	16,126	0.24%	-	0.00%
Various agriculture futures contracts (U.S.)	(2,714)	-0.04%	-	0.00%
Various base metals futures contracts (U.S.)	(2,152)	-0.03%	-	0.00%
Various energy futures contracts (U.S.)	(6,460)	-0.10%	-	0.00%
Various stock index futures contracts (Canada)	(7,251)	-0.11%	-	0.00%
Various stock index futures contracts (Europe)	(6,844)	-0.10%	-	0.00%
Various stock index futures contracts (Far East)	(14,797)	-0.22%	-	0.00%
Various stock index futures contracts (U.S.)	(24,688)	-0.37%	-	0.00%
Total Short Futures Contracts	$(36,770)	-0.55%	$-	0.00%
Total Open Trade Equity (Deficit)	$3,147	0.04%	$-	0.00%

PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$259,427	3.86%	$-	0.00%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	1,441,577	21.46%	-	0.00%
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	735,981	10.95%	310,965	28.19%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	1,330,483	19.80%	-	0.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	1,569,644	23.36%	-	0.00%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	1,355,790	20.18%	735,950	66.72%
Total Private Investment Companies	$6,692,902	99.61%	$1,046,915	94.91%

INVESTMENT IN UNCONSOLIDATED COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$10,145	0.15%	$31,392	2.85%
Total Investment in Unconsolidated Trading Companies	$10,145	0.15%	$31,392	2.85%

U.S. TREASURY SECURITIES (1)
FACE VALUE	Fair Value		Fair Value
US Treasury Note 6.875% due 08/15/2025	$988	0.01%	$3,057	0.28%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value
US Treasury Note 6.875% due 08/15/2025 (1)	$925	$2,862

Additional Disclosure on U.S. Treasury Securities	Cost	Cost
US Treasury Note 6.875% due 08/15/2025 (1)	$989	$3,059

*	Except for those items disclosed, no individual futures, or forwards position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Note 2 to the Consolidated Financial Statements.

(2)	See Note 5 to the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Condensed Schedules of Investments

March 31, 2023 (Unaudited)

	Frontier Global		Frontier
	Fund		Heritage Fund
		% of Total Capital		% of Total Capital
Description	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$2,253,989	101.00%	$1,889,087	79.03%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	-	-	522,287	21.85%
Total Private Investment Companies	$2,253,989	101.00%	$2,411,374	100.88%

INVESTMENT IN UNCONSOLIDATED COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$58,206	2.61%	$28,212	1.18%
Total Investment in Unconsolidated Trading Companies	$58,206	2.61%	$28,212	1.18%

U.S. TREASURY SECURITIES (1)
FACE VALUE	Fair Value		Fair Value

US Treasury Note 6.875% due 08/15/2025	$5,668	0.25%	$2,747	0.11%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value

US Treasury Note 6.875% due 08/15/2025 (1)	$5,306		$2,572

Additional Disclosure on U.S. Treasury Securities	Cost		Cost

US Treasury Note 6.875% due 08/15/2025 (1)	$5,673		$2,749

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

The Series of Frontier Funds

Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2023 and 2022

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	3/31/2023	3/31/2022	3/31/2023	3/31/2022	3/31/2023	3/31/2022

Investment income:
Interest - net	$1,099	$1,365	$662	$664	$632	$610

Total Income	1,099	1,365	662	664	632	610

Expenses:
Incentive Fees (rebate)	-	-	-	-	(5,126)	-
Service Fees - Class 1	226	251	101	116	53	56
Due Diligence Fees	776	945	188	222	93	93
Trading Fees	24,576	27,593	10,339	11,781	9,572	8,468

Total Expenses	25,578	28,789	10,628	12,119	4,592	8,617

Investment (loss) - net	(24,479)	(27,424)	(9,966)	(11,455)	(3,960)	(8,007)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	(562,102)	1,081,696	(167,200)	481,020	(131,235)	302,405
Net realized gain/(loss) on private investment companies	33,702	(432,880)	22,977	(229,832)	8,908	1,048
Net realized gain/(loss) on U.S. Treasury securities	(1,172)	(828)	(653)	(423)	(992)	(444)
Net unrealized gain/(loss) on U.S. Treasury securities	(22)	(1,921)	(104)	(561)	57	(939)
Change in fair value of investments in unconsolidated trading companies	(3,115)	12,035	(1,772)	4,469	(2,208)	5,827

Net gain/(loss) on investments	(532,709)	658,102	(146,752)	254,673	(125,470)	307,897

NET INCREASE/(DECREASE) IN CAPITAL
RESULTING FROM OPERATIONS	(557,188)	630,678	(156,718)	243,218	(129,430)	299,890

Less: Operations attributable to non-controlling interests	-	-	-	-	-	-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(557,188)	$630,678	$(156,718)	$243,218	$(129,430)	$299,890

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	N/A	N/A	N/A	N/A	N/A	N/A
Class 2	$(18.80)	$18.83	$(21.33)	$26.27	$(10.47)	$22.81
Class 2a	N/A	N/A	N/A	N/A	$(6.89)	$14.85
Class 3	$(17.64)	$17.74	$(20.12)	$24.83	$(10.99)	$23.93
Class 3a	N/A	N/A	N/A	N/A	$(7.26)	$15.76

The accompanying notes are an integral part of these consolidated financial statements.

The Series of the Frontier Funds

Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2023 and 2022

	Frontier Balanced Fund		Frontier Select Fund
	3/31/2023	3/31/2022	3/31/2023	3/31/2022

Investment income:
Interest - net	$890	$-	$-	$-

Total Income/(loss)	890	-	-	-

Expenses:
Incentive Fees (rebate)	-	76,272	-	-
Interest - net	-	115	-	-
Management Fees	4,238	4,403	-	-
Service Fees - Class 1	47,651	61,363	9,621	10,925
Risk analysis Fees	970	1,321	-	-
Trading Fees	94,443	102,264	11,109	11,861

Total Expenses	147,302	245,738	20,730	22,786

Investment (loss) - net	(146,412)	(245,738)	(20,730)	(22,786)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(286,481)	271,469	-	-
Net unrealized gain/(loss) on private investment companies	(1,727,894)	3,769,442	(355,158)	976,044
Net realized gain/(loss) on private investment companies	46,098	(1,136,957)	10,201	(513,536)
Net change in open trade equity/(deficit)	1,477	42,742	-	-
Net realized gain/(loss) on U.S. Treasury securities	(3,540)	(1,928)	(1,009)	(386)
Net unrealized gain/(loss) on U.S. Treasury securities	505	(4,122)	8	(811)
Trading commissions	(2,532)	(3,120)	-	-
Change in fair value of investments in unconsolidated trading companies	(12,875)	23,183	(2,211)	5,154

Net gain/(loss) on investments	(1,985,242)	2,960,709	(348,169)	466,465

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(2,131,654)	2,714,971	(368,899)	443,679

Less: Operations attributable to non-controlling interests	-	-	-	-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(2,131,654)	$2,714,971	$(368,899)	$443,679

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(23.48)	$24.00	$(17.59)	$20.19
Class 1AP	$(29.49)	$30.95	$(22.14)	$25.99
Class 2	$(39.76)	$41.74	$(29.38)	$34.51
Class 2a	$(34.51)	$36.26	N/A	N/A
Class 3a	$(34.39)	$36.14	N/A	N/A

The accompanying notes are an integral part of these consolidated financial statements.

The Series of the Frontier Funds

Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2023 and 2022

	Frontier Global Fund		Frontier Heritage Fund
	3/31/2023	3/31/2022	3/31/2023	3/31/2022

Investment income:
Interest - net	$-	$-	$-	$-

Total Income	-	-	-	-

Expenses:
Service Fees - Class 1	17,673	16,989	18,815	18,381
Trading Fees	32,425	30,349	30,792	27,156

Total Expenses	50,098	47,338	49,607	45,537

Investment (loss) - net	(50,098)	(47,338)	(49,607)	(45,537)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	(593,634)	874,900	(605,502)	946,263
Net realized gain/(loss) on private investment companies	80,963	146,069	43,789	75,755
Net realized gain/(loss) on U.S. Treasury securities	(831)	(513)	(746)	(532)
Net unrealized gain/(loss) on U.S. Treasury securities	117	(1,446)	91	(1,420)
Change in fair value of investments in unconsolidated trading companies	(3,477)	8,550	(3,161)	8,272

Net gain/(loss) on investments	(516,862)	1,027,560	(565,529)	1,028,338

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(566,960)	980,222	(615,136)	982,801

Less: Operations attributable to non-controlling interests	-	-	-	-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(566,960)	$980,222	$(615,136)	$982,801

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(37.44)	$52.45	$(31.03)	$44.84
Class 1AP	N/A	N/A	$(38.77)	$57.41
Class 2	$(58.33)	$83.54	$(51.89)	$76.82

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Three Months Ended March 31, 2023

	Frontier Diversified Fund						Frontier Masters Fund
	Class 2	Class 2	Class 3	Class 3	Non-		Class 2	Class 2	Class 3	Class 3	Non-
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2022	$8,523	$392,656	$20,433	$2,442,360	$-	$2,863,972	$5,100	$177,102	$2,214	$511,704	$-	$696,120

Sale of Units	-	-	-	-	-	-	-	-	-	-	-	-
Redemption of Units	-	-	(500)	-	-	(500)	-	(21,898)	(400)	-	-	(22,298)
Transfer of Units In(Out)	-	-	-	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(1,662)	(76,572)	(3,883)	(475,071)	-	(557,188)	(1,150)	(40,082)	(413)	(115,073)	-	(156,718)

Owners’ Capital, March 31, 2023	$6,861	$316,084	$16,050	$1,967,289	$-	$2,306,284	$3,950	$115,122	$1,401	$396,631	-	$517,104

Owners’ Capital - Units, December 31, 2022	89	4,074	225	26,921			53	1,872	25	5,720

Sale of Units (including transfers)	-		-	-			-	-	-	-
Redemption of Units (including transfers)		-	(5)	-			-	(301)	(4)	-

Owners’ Capital - Units, March 31, 2023	89	4,074	220	26,921			53	1,571	21	5,720

Net asset value per unit at December 31, 2022		$96.37		$90.72				$94.64		$89.45

Change in net asset value per unit for the three months ended March 31, 2023		(18.80)		(17.64)				(21.33)		$(20.12)

Net asset value per unit at March 31, 2023		$77.57		$73.08				$73.31		$69.33

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Three Months Ended March 31, 2023

	Frontier Long/Short Commodity Fund
	Class 2		Class 3	Class 2a		Class 3a		Non-
	Managing Owner	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2022	$3,065	$25,648	$998,095	$9,328	$80,689	$1,369	$244,079	$-	$1,362,273

Sale of Units	-	-	-	-	-	-	-	-	-
Redemption of Units	(250)	(4,404)	(6,087)	-	-	-	(36,559)	-	(47,300)
Transfer of Units In(Out)	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(274)	(2,422)	(94,954)	(893)	(7,731)	(130)	(23,026)	-	(129,430)

Owners’ Capital, March 31, 2023	$2,541	$18,822	$897,054	$8,435	$72,958	$1,239	$184,494	$-	$1,185,543

Owners’ Capital - Units, December 31, 2022	28	234	8,677	129	1,122	18	3,199

Sale of Units (including transfers)	-	-	-	-	-	-	-
Redemption of Units (including transfers)	(2)	(45)	(55)	-	-	-	(526)

Owners’ Capital - Units, March 31, 2023	26	189	8,622	129	1,122	18	2,673

Net asset value per unit at December 31, 2022		$109.65	$115.03		$71.93		$76.29

Change in net for the three months ended March 31, 2023		(10.47)	(10.99)		(6.89)		(7.26)

Net asset value per unit at March 31, 2023		$99.18	$104.04		$65.04		$69.03

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Three Months Ended March 31, 2023

	Frontier Balanced Fund
	Class 1	Class 1AP	Class 2		Class 2a		Class 3a	Non-
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2022	$7,134,145	$74,869	$53,242	$1,549,544	$43,282	$-	$471,646	$-	$9,326,728

Sale of Units	-	-	-	-	-	-	-	-	-
Redemption of Units	(374,150)	-	-	(98,257)	(4,000)	-	-	-	(476,407)
Transfer of Units In (Out)	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(1,636,782)	(17,305)	(12,307)	(347,253)	(9,111)	-	(108,896)	-	(2,131,654)

Owners’ Capital, March 31, 2023	$5,123,213	$57,564	$40,935	$1,104,034	$30,171	$-	$362,750	$-	$6,718,667

Owners’ Capital - Units, December 31, 2022	71,936	587	310	9,008	290	-	3,166

Sale of Units (including transfers)	-	-	-	-	-	-	-
Redemption of Units (including transfers)	(4,247)	-	-	(661)	(28)	-	-

Owners’ Capital - Units, March 31, 2023	67,689	587	310	8,347	262	-	3,166

Net asset value per unit at December 31, 2022	$99.17	$127.56		$172.01		$149.47	$148.96

Change in net asset value for the three months ended March 31, 2023	(23.48)	(29.49)		(39.76)		(34.51)	(34.39)
Net asset value per unit at March 31, 2023	$75.69	$98.07		$132.25		$114.96	$114.57

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Three Months Ended March 31, 2023

	Frontier Select Fund						Frontier Global Fund					Frontier Heritage Fund
	Class 1	Class 1AP	Class 2		Non-		Class 1	Class 2		Non-		Class 1	Class 1AP	Class 2		Non-
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2022	$1,417,113	$10,554	$15,168	$59,771	$-	$1,502,606	$2,689,125	$28,821	$110,257	$-	$2,828,203	$2,830,832	$12,657	$31,125	$211,743	$-	$3,086,357

Sale of Units	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemption of Units	(30,410)	-	(250)	-	-	(30,660)	(28,722)	(800)	-	-	(29,522)	(80,374)	-	(500)	-	-	(80,874)
Transfer of Units In(Out)	-	-	-		-	-	-	-	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(348,327)	(2,547)	(3,598)	(14,427)	-	(368,899)	(539,797)	(5,530)	(21,633)	-	(566,960)	(565,293)	(2,473)	(5,996)	(41,374)	-	(615,136)

Owners’ Capital, March 31, 2023	$1,038,376	$8,007	$11,320	$45,344	$-	$1,103,047	$2,120,606	$22,491	$88,624	$-	$2,231,721	$2,185,165	$10,184	$24,629	$170,369	$-	$2,390,347

Owners’ Capital - Units, December 31, 2022	19,894	115	124	492			14,514	97	371			18,366	64	118	797

Sale of Units (including transfers)	-	-	-	-			-	-	-			-	-	-	-
Redemption of Units (including transfers)	(536)	-	(2)	-			(169)	(3)	-			(616)	-	(2)	-

Owners’ Capital - Units, March 31, 2023	19,358	115	122	492			14,345	94	371			17,750	64	116	797

Net asset value per unit at December 31, 2022	$71.23	$91.71		$121.70			$185.27		$297.25			$154.14	$198.42		$265.55

Change in net asset value per for the three months ended March 31, 2023	(17.59)	(22.14)		(29.38)			(37.44)		(58.33)			(31.03)	(38.77)		(51.89)

Net asset value per unit at March 31, 2023	$53.64	$69.57		$92.32			$147.83		$238.92			$123.11	$159.65		$213.66

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2023 and 2022

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	3/31/2023	3/31/2022	3/31/2023	3/31/2022	3/31/2023	3/31/2022

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(557,188)	$630,678	$(156,718)	$243,218	$(129,430)	$299,890
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in ownership allocation of U.S. Treasury securities	(24,810)	83,003	(18,361)	38,782	(28,544)	34,723
Net unrealized (gain)/loss on U.S. Treasury securities	22	1,921	104	561	(57)	939
Net realized (gain)/loss on U.S. Treasuries securities	1,172	828	653	423	992	444
Net unrealized (gain)/loss on private investment companies	562,102	(1,081,696)	167,200	(481,020)	131,235	(302,405)
Net realized (gain)/loss on private investment companies	(33,702)	432,880	(22,977)	229,832	(8,908)	(1,048)
(Purchases) sales of:
Sales of U.S. Treasury securities	125,248	-	74,117	-	95,748	-
(Purchases) of U.S. Treasury securities	(65,986)	(187,262)	(42,953)	(84,554)	(36,199)	(91,922)
U.S. Treasury interest and premium paid/amortized	1,099	1,365	662	664	632	610
(Purchases) of Private Investment Companies	(119,829)	(517,270)	(76,538)	(217,768)	(20,967)	(63,333)
Sale of Private Investment Companies	185,112	623,019	157,456	412,820	59,848	207,329
Increase and/or decrease in:
Investments in unconsolidated trading companies, at fair value	(27,329)	8,081	(15,103)	4,136	(1,576)	(3,242)
Interest receivable	973	(282)	382	(114)	838	(299)
Redemptions receivable from private investment companies	-	-	-	-	-	(711)
Interest payable to Managing Owner	-	-	-	-	(23)	11
Trading fees payable to Managing Owner	(1,401)	955	(1,013)	416	(265)	(525)
Service fees payable to Managing Owner	(13)	13	(12)	-	(3)	3
Other liabilities	2,066	(2,044)	1,108	(979)	514	(90)

Net cash provided by (used in) operating activities	47,536	(5,811)	68,007	146,417	63,835	80,374

Cash Flows from Financing Activities:
Payments for redemption of units	(500)	(68,010)	(22,298)	(190,773)	(47,298)	(56,940)
Change in owner redemptions payable	-	277	(19,922)	8,689	(12,790)	(20,301)

Net cash provided by (used in) financing activities	(500)	(67,733)	(42,220)	(182,084)	(60,088)	(77,241)

Net increase (decrease) in cash and cash equivalents	47,036	(73,544)	25,787	(35,667)	3,747	3,133

Cash and cash equivalents, beginning of period	46,604	165,491	18,560	76,703	38,703	40,528
Cash and cash equivalents, end of period	$93,640	$91,947	$44,347	$41,036	$42,450	$43,661

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2023 and 2022

	Frontier Balanced Fund		Frontier Select Fund
	3/31/2023	3/31/2022	3/31/2023	3/31/2022

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(2,131,654)	$2,714,971	$(368,899)	$443,679
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	(1,477)	14,836	-	-
Net change in ownership allocation of U.S. Treasury securities	98,484	(349,053)	(37,121)	33,191
Net unrealized (gain)/loss on U.S. Treasury securities	(505)	4,122	(8)	811
Net realized (gain)/loss on U.S. Treasury securities	3,540	1,928	1,009	386
Net unrealized (gain)/loss on private investment companies	1,727,894	(3,769,442)	355,158	(976,044)
Net realized (gain)/loss on private investment companies	(46,098)	1,136,957	(10,201)	513,536
(Purchases) sales of:
Sales of U.S. Treasury securities	376,140	-	103,386	-
(Purchases) of U.S. Treasury securities	(279,120)	(245,678)	(40,277)	(85,056)
U.S. Treasury interest and premium paid/amortized	890	(115)	-	-
(Purchases) of Private Investment Companies	(297,065)	(1,643,376)	(14,020)	(641,030)
Sale of Private Investment Companies	866,381	2,299,318	72,067	738,297
Increase and/or decrease in:
Receivable from futures commission merchants	(124,878)	583,917	-	-
Investments in unconsolidated trading companies, at fair value	126,024	(71,666)	(10,978)	(859)
Interest receivable	4,977	(3,879)	705	(235)
Other assets	(1,170)	-	-	-
Redemptions receivable from private investment companies	-	(3,894)	-	(339)
Incentive fees payable to Managing Owner	(692)	22,261	-	-
Management fees payable to Managing Owner	(154)	170	-	-
Interest payable to Managing Owner	(1,626)	(4)	(119)	41
Trading fees payable to Managing Owner	(6,976)	3,920	(1,028)	617
Service fees payable to Managing Owner	(3,843)	2,500	(775)	748
Risk analysis fees payable	(130)	1,321	-	-
Subscriptions in advance for service fee rebates	4,081	5,215	175	211
Other liabilities	(6,867)	8,538	895	(27)

Net cash provided by (used in) operating activities	306,156	712,867	49,969	27,927

Cash Flows from Financing Activities:
Payments for redemption of units	(476,405)	(448,666)	(30,660)	(37,062)
Change in owner redemptions payable	(34,822)	(20,384)	-	-

Net cash provided by (used in) financing activities	(511,227)	(469,050)	(30,660)	(37,062)

Net increase (decrease) in cash and cash equivalents	(205,071)	243,817	19,309	(9,135)

Cash and cash equivalents, beginning of period	221,344	188,010	33,183	51,140
Cash and cash equivalents, end of period	$16,273	$431,827	$52,492	$42,005

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2023 and 2022

	Frontier Global Fund		Frontier Heritage Fund
	3/31/2023	3/31/2022	3/31/2023	3/31/2022

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(566,960)	$980,222	$(615,136)	$982,801
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in ownership allocation of U.S. Treasury securities	(13,996)	93,254	19,479	58,522
Net unrealized (gain)/loss on U.S. Treasury securities	(117)	1,446	(91)	1,420
Net realized (gain)/loss on U.S. Treasury securities	831	513	746	532
Net unrealized (gain)/loss on private investment companies	593,634	(874,900)	605,502	(946,263)
Net realized (gain)/loss on private investment companies	(80,963)	(146,069)	(43,789)	(75,755)
(Purchases) sale of:
Sales of U.S. Treasury Securities	93,842	-	84,761	-
(Purchases) of U.S. Treasury securities	(62,385)	(170,130)	(66,474)	(166,132)
(Purchases) of Private Investment Companies	(56,623)	(206,524)	(57,102)	(53,273)
Sale of Private Investment Companies	233,776	534,460	154,655	318,307
Increase and/or decrease in:
Investments in unconsolidated trading companies, at fair value	(42,006)	6,686	(242)	(10,568)
Interest receivable	513	(199)	986	(653)
Interest payable to Managing Owner	(42)	88	(254)	231
Trading fees payable to Managing Owner	(1,834)	1,788	(1,643)	2,056
Service fees payable to Managing Owner	(924)	1,282	(1,059)	1,542
Subscriptions in advance for service fee rebates	805	771	2,017	1,879
Other liabilities	2,968	(1,617)	227	80

Net cash provided by (used in) operating activities	100,519	221,071	82,583	114,726

Cash Flows from Financing Activities:
Payments for redemption of units	(29,522)	(305,109)	(80,873)	(98,954)
Change in owner redemptions payable	-	25,386		14,972

Net cash provided by (used in) financing activities	(29,522)	(279,723)	(80,874)	(83,982)

Net increase (decrease) in cash and cash equivalents	70,997	(58,652)	1,709	30,744

Cash and cash equivalents, beginning of period	26,333	128,021	45,466	48,839
Cash and cash equivalents, end of period	$97,330	$69,369	$47,175	$79,583

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

The Trust has seven (7) separate and distinct Series of Units issued and outstanding: Frontier Diversified Fund, Frontier Masters Fund, Frontier Long/Short Commodity Fund, Frontier Balanced Fund, Frontier Select Fund, Frontier Global Fund, and Frontier Heritage Fund (each a “Series” and collectively, the “Series”). The Trust, with respect to the Series, may issue additional Series of Units.

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

As of March 31, 2023, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into two separate Classes—Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund and Frontier Heritage Fund separates Units into three separate Classes—Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Global Fund, separates Units into two separate Classes—Class 1 and Class 2. The Trust, with respect to the Frontier Balanced Fund, separates Units into five separate Classes—Class 1, Class 1AP, Class 2, Class 2a and Class 3a. The Trust, with respect to the Frontier Long/Short Commodity Fund, separates Units into four separate Classes—Class 2, Class 2a, Class 3 and Class 3a.

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

Receivable from Futures Commission Merchants—The Series of the Trust deposit assets with a FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust, with respect to the Series, earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of March 31, 2023 and December 31, 2022 included restricted cash for margin requirements of $62,418 and $320,939 respectively, for the Frontier Balanced Fund.

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

Purchase and Sales of Private Investment Companies – The Series are able to subscribe into and redeem from the Galaxy Plus entities on a daily basis. The value of the private investment companies is determined by New Hyde Park and reported on a daily basis. The change in the difference between the total purchase cost and the fair value calculated by New Hyde Park is recorded as net unrealized gain/(loss) on private investment companies on the consolidated statements of operations.

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

Each Series is charged service fees as outlined above. In some cases, amounts paid to selling agents might be less than the amount charged to the Series. When this occurs, the service fee is rebated back to the investor in the form of additional units. During 2022, 2021 and 2020, the Series were not allowed to issue additional units. The Managing Owner has determined that the purchase of additional units of the relevant Series will commence in 2023 when the Series are allowed to sell shares again. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as subscriptions in advance for service fee rebates of $22,650, $393, $31,725, $395,538, $22,221, $163,190 and $81,684 for the Frontier Diversified, Long/Short Commodity, Masters, Balanced, Select, Global and Heritage Funds, respectively, as of March 31, 2023.

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

The following table summarizes investment in each Series measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value.

March 31, 2023	Practical Expedient	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$56,000	$-	$-	$-	$56,000
U.S. Treasury Securities	-	5,453	-	-	5,453
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	26,521	-	-	-	26,521
U.S. Treasury Securities	-	2,582	-	-	2,582
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	25,386	-	-	-	25,386
U.S. Treasury Securities	-	2,472	-	-	2,472
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	10,145	-	-	-	10,145
Open Trade Equity (Deficit)		3,147	-	-	3,147
U.S. Treasury Securities	-	988	-	-	988
Frontier Select Fund			-
Investment in Unconsolidated Trading Companies	31,392	-	-	-	31,392
U.S. Treasury Securities	-	3,057	-	-	3,057
Frontier Global Fund			-
Investment in Unconsolidated Trading Companies	58,206	-	-	-	58,206
U.S. Treasury Securities	-	5,668	-	-	5,668
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	28,212	-	-	-	28,212
U.S. Treasury Securities	-	2,747	-	-	2,747

December 31, 2022	Practical Expedient	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$28,671	$-	$-	$-	$28,671
U.S. Treasury Securities	-	42,198	-	-	42,198
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	11,418	-	-	-	11,418
U.S. Treasury Securities	-	16,805	-	-	16,805
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	23,810	-	-	-	23,810
U.S. Treasury Securities	-	35,044	-	-	35,044
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	136,169	-	-	-	136,169
Open Trade Equity (Deficit)	-	1,670	-	-	1,670
U.S. Treasury Securities	-	200,417	-	-	200,417
Frontier Select Fund
Investment in Unconsolidated Trading Companies	20,414	-	-	-	20,414
U.S. Treasury Securities	-	30,046	-	-	30,046
Frontier Global Fund
Investment in Unconsolidated Trading Companies	16,200	-	-	-	16,200
U.S. Treasury Securities	-	23,843	-	-	23,843
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	27,970	-	-	-	27,970
U.S. Treasury Securities	-	41,167	-	-	41,167

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of March 31, 2023, none of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain swaps and is recorded as collateral within the swap fair value within the Statements of Financial Condition. The cash held with the counterparty is not restricted.

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

The following table summarizes each of the Series’ investments in unconsolidated Trading Companies as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023		As of December 31, 2022
	Percentage of		Percentage of
	Series Total		Series Total
	Capital Invested in		Capital Invested in
Series	Unconsolidated Trading Companies	Fair Value	Unconsolidated Trading Companies	Fair Value

Frontier Diversified Series —
Frontier Trading Company XXXVIII	2.43%	$56,000	1.00%	$28,671
Frontier Masters Fund ---
Frontier Trading Company XXXVIII	5.13%	$26,521	1.64%	$11,418
Frontier Long/Short Commodity Fund ---
Frontier Trading Company XXXVIII	2.14%	$25,386	1.75%	$23,810
Frontier Balanced Fund ---
Frontier Trading Company XXXVIII	0.15%	$10,145	1.46%	$136,169
Frontier Select Fund ---
Frontier Trading Company XXXVIII	2.85%	$31,392	1.36%	$20,414
Frontier Global Fund ---
Frontier Trading Company XXXVIII	2.61%	$58,206	0.57%	$16,200
Frontier Heritage Fund ---
Frontier Trading Company XXXVIII	1.18%	$28,212	0.91%	$27,970

The following tables summarize each of the Series’ equity in earnings from unconsolidated Trading Companies and private investment companies for the three months ended March 31, 2023 and 2022.

Three months ended March 31, 2023 and 2022

	Three Months Ended March, 2023				Three Months Ended March, 2022
			Change in	Net			Change in	Net
	Trading	Realized	Unrealized	Income	Trading	Realized	Unrealized	Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)

Frontier Balanced Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(12,875)	$(12,875)	$-	$-	$17,133	$17,133
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(1,360)	50,862	(362,820)	(313,318)	(1,053)	668,170	75,759	742,876
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(1,240)	(122,350)	53,815	(69,775)	(3,806)	(756,826)	113,144	(647,488)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(4,767)	(9,130)	(236,700)	(250,597)	(4,122)	708,976	84,876	789,730
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(1,601)	33,105	(387,067)	(355,563)	(2,189)	452,000	243,765	693,576
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(3,310)	123,129	(436,341)	(316,522)	(6,669)	704,792	39,340	737,463
Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC	(933)	(29,518)	(345,856)	(376,307)	(572)	797,312	(478,381)	318,359
Galaxy Plus Fund JL Cyril Systematic Feeder Fund (547) LLC)	-	-	-	-	-	-	(2,031)	(2,031)
Total	$(13,211)	$46,098	$(1,727,844)	$(1,694,957)	$(18,411)	$2,574,424	$93,605	$2,649,618

Frontier Global Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(3,477)	$(3,477)	$-	$-	$6,591	$6,591
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(2,037)	80,963	(591,597)	(512,671)	(1,390)	884,077	138,282	1,020,969
Total	$(2,037)	$80,963	$(595,074)	$(516,148)	$(1,390)	$884,077	$144,873	$1,027,560

Frontier Select Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(2,211)	$(2,211)	$-	$-	$3,957	$3,957
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(1,834)	14,722	(195,180)	(182,292)	(2,678)	220,374	127,200	344,896
Galaxy Plus Fund JL Cyril Systematic Feeder Fund (547) LLC)	-	-	-	-	-	-	(845)	(845)
Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC	(365)	(4,521)	(157,778)	(162,664)	(216)	299,148	(180,475)	118,457
Total	$(2,199)	$10,201	$(355,169)	$(347,167)	$(2,894)	$519,522	$(50,163)	$466,465

Frontier Heritage Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(3,161)	$(3,161)	$-	$-	$6,321	$6,321
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(1,685)	21,425	(452,046)	(432,306)	(1,041)	663,179	95,200	757,338
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(1,287)	22,364	(150,483)	(129,406)	(2,189)	197,710	69,158	264,679
Total	$(2,972)	$43,789	$(605,690)	$(564,873)	$(3,230)	$860,889	$170,679	$1,028,338

Frontier Long/Short Commodity Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(2,208)	$(2,208)	$-	$-	$4,443	$4,443
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(111)	1,090	(3,439)	(2,460)	(270)	70,364	(7,272)	62,822
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(860)	8,581	(94,342)	(86,621)	(1,373)	114,799	61,788	175,214
Galaxy Plus Fund - Volt Diversified Alpha Feeder Fund (550) LLC)	(252)	(763)	(32,231)	(33,246)	(2,454)	(268,651)	336,523	65,418
Total	$(1,223)	$8,908	$(132,220)	$(124,535)	$(4,097)	$(83,488)	$395,482	$307,897

Frontier Diversified Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(3,115)	$(3,115)	$-	$-	$9,287	$9,287
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(551)	14,884	(144,088)	(129,755)	(401)	253,501	32,227	285,327
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(721)	(8,332)	(39,843)	(48,896)	(1,980)	(379,839)	54,380	(327,439)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(1,253)	799	(63,314)	(63,768)	(946)	163,333	16,830	179,217
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(576)	24,602	(152,578)	(128,552)	(1,046)	260,120	12,523	271,597
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(952)	5,344	(96,252)	(91,860)	(1,476)	137,574	41,852	177,950
Galaxy Plus Fund - JL Cyril Systematic Feeder Fund (547) LLC)	-	-	-	-	-	-	(399)	(399)
Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC	(157)	(3,595)	(61,816)	(65,568)	(110)	153,723	(91,051)	62,562
Total	$(4,210)	$33,702	$(561,006)	$(531,514)	$(5,959)	$588,412	$75,649	$658,102

Frontier Masters Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(1,772)	$(1,772)	$-	$-	$3,485	$3,485
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(204)	25,534	(77,572)	(52,242)	(174)	108,713	18,397	126,936
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(417)	(647)	(41,245)	(42,309)	(684)	64,081	(63,397)	-
Galaxy Plus Fund - TT Feeder Fund (531) LLC	-	-	-	-	-	-	(242)	(242)
Galaxy Plus Fund - JL Cyril Systematic Feeder Fund (547) LLC)	-	-	-	-	-	-	89,775	89,775
Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC	(113)	(1,910)	(47,650)	(49,673)	(64)	88,318	(53,535)	34,719
Total	$(734)	$22,977	$(168,239)	$(145,996)	$(922)	$261,112	$(5,517)	$254,673

The Series investments in private investment companies have certain redemption and liquidity restrictions which are described in the following table:

	Redemptions	Redemptions	Liquidity
	Notice Period	Permitted	Restrictions
Frontier Diversified Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None

Frontier Masters Fund
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None

Frontier Long/Short Commodity Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - Volt Diversified Alpha Feeder Fund (550) LLC)	24 hours	Daily	None
Galaxy Plus Fund - LRR Feeder Fund (552) LLC)	24 hours	Daily	None

Frontier Balanced Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None

Frontier Select Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None

Frontier Global Fund
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None

Frontier Heritage Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None

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

The Managing Owner has determined that the purchase of additional units of the relevant series will commence in 2023. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $22,650, $393, $31,725, $395,538, $22,221, $163,190 and $81,684 for the Frontier Diversified, Long/Short Commodity, Masters, Balanced, Select, Global and Heritage Funds, respectively, as of March 31, 2023.

The following table summarizes fees earned by the Managing Owner for the three months ended March 31, 2023 and 2022.

Three Months Ended March 31, 2023	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	$-	$226	$24,576
Frontier Masters Fund	-	-	101	10,339
Frontier Long/Short Commodity Fund	(5,126)	-	53	9,572
Frontier Balanced Fund	-	4,238	47,651	94,443
Frontier Select Fund	-	-	9,621	11,109
Frontier Global Fund	-	-	17,673	32,425
Frontier Heritage Fund	-	-	18,815	30,792

Three Months Ended March 31, 2022	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	$-	$251	$27,593
Frontier Masters Fund	-	-	116	11,781
Frontier Long/Short Commodity Fund	-	-	56	8,468
Frontier Balanced Fund	76,272	4,403	61,363	102,264
Frontier Select Fund	-	-	10,925	11,861
Frontier Global Fund	-	-	16,989	30,349
Frontier Heritage Fund	-	-	18,381	27,156

The following table summarizes fees payable to the Managing Owner as of March 31, 2023 and December 31, 2022.

As of March 31, 2023	Incentive (Rebate) Fees	Management Fees	Interest Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$-	$-	$-	$72	$8,252
Frontier Masters Fund	-	-	-	31	3,430
Frontier Long/Short Commodity Fund	-	-	30	18	3,182
Frontier Balanced Fund	-	1,419	680	12,941	29,970
Frontier Select Fund	-	-	223	2,855	3,426
Frontier Global Fund	-	-	260	5,513	10,646
Frontier Heritage Fund	-	-	193	5,373	10,036

As of December 31, 2022	Incentive (Rebate) Fees	Management Fees	Interest Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$-	$-	$-	$85	$9,653
Frontier Masters Fund	-	-	-	43	4,443
Frontier Long/Short Commodity Fund	-	-	53	21	3,447
Frontier Balanced Fund	692	1,573	2,306	16,784	36,946
Frontier Select Fund	-	-	342	3,630	4,454
Frontier Global Fund	-	-	302	6,437	12,480
Frontier Heritage Fund	-	-	447	6,432	11,679

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

The following table outlines the interest paid by each Series to the Managing Owner and its ratio to average net assets for the three months ended March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Three Months Ended	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Ratio to Average Net Assets	Ratio to Average Net Assets

Frontier Diversified Fund Class 1	$-	$-	0.00%	0.00%
Frontier Diversified Fund Class 2	-	-	0.00%	0.00%
Frontier Diversified Fund Class 3	-	-	0.00%	0.00%
Frontier Masters Fund Class 1	-	-	0.00%	0.00%
Frontier Masters Fund Class 2	-	-	0.00%	0.00%
Frontier Masters Fund Class 3	-	-	0.00%	0.00%
Frontier Long/Short Commodity Fund Class 2	3	3	0.01%	0.01%
Frontier Long/Short Commodity Fund Class 3	109	106	0.01%	0.01%
Frontier Long/Short Commodity Fund Class 1a	-	-	0.00%	0.00%
Frontier Long/Short Commodity Fund Class 2a	-	-	0.00%	0.00%
Frontier Long/Short Commodity Fund Class 3a	-	-	0.00%	0.00%
Frontier Balanced Fund Class 1	2,699	2,350	0.04%	0.03%
Frontier Balanced Fund Class 1AP	29	21	0.04%	0.03%
Frontier Balanced Fund Class 2	614	493	0.04%	0.03%
Frontier Balanced Fund Class 2a	3	3	0.01%	0.01%
Frontier Balanced Fund Class 3a	37	25	0.01%	0.01%
Frontier Select Fund Class 1	764	594	0.06%	0.04%
Frontier Select Fund Class 1AP	6	5	0.06%	0.04%
Frontier Select Fund Class 2	41	31	0.06%	0.04%
Frontier Global Fund Class 1	847	839	0.04%	0.04%
Frontier Global Fund Class 1AP	-	-	0.00%	0.00%
Frontier Global Fund Class 2	44	73	0.04%	0.04%
Frontier Heritage Fund Class 1	751	854	0.03%	0.03%
Frontier Heritage Fund Class 1AP	3	3	0.03%	0.03%
Frontier Heritage Fund Class 2	65	81	0.03%	0.03%
Total	$6,015	$5,481

7. Financial Highlights

The following information presents the financial highlights of the Series for the three months ended March 31, 2023, and 2022. This data has been derived from the information presented in the consolidated financial statements.

For the three months ended March 31, 2023

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	Class 2	Class 3	Class 2	Class 3	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2022	$96.37	$90.72	$94.64	$89.45	$109.65	$71.93	$115.03	$76.29
Net operating results:
Interest income	0.04	0.03	0.09	0.09	0.05	0.03	0.05	0.04
Expenses	(0.85)	(0.80)	(1.44)	(1.36)	(0.37)	(0.24)	(0.39)	(0.26)
Net gain/(loss) on investments, net of non-controlling interests	(17.98)	(16.87)	(19.98)	(18.84)	(10.15)	(6.69)	(10.65)	(7.04)
Net income/(loss)	(18.80)	(17.64)	(21.33)	(20.12)	(10.47)	(6.89)	(10.99)	(7.26)
Net asset value, March 31, 2023	$77.57	$73.08	$73.31	$69.33	$99.18	$65.04	$104.04	$69.03

Ratios to average net assets
Net investment income/(loss)	-3.74%	-3.74%	-6.29%	-6.29%	-2.44%	-2.44%	-2.44%	-2.70%
Expenses before incentive fees (3)(4)	3.91%	3.91%	6.72%	6.72%	3.04%	3.04%	3.04%	3.38%
Expenses after incentive fees (3)(4)	3.91%	3.91%	6.72%	6.72%	2.64%	3.04%	3.04%	2.90%
Total return before incentive fees (2)	-19.50%	-19.45%	-22.54%	-22.49%	-9.95%	-9.58%	-9.95%	-10.00%
Total return after incentive fees (2)	-19.50%	-19.45%	-22.54%	-22.49%	-9.55%	-9.58%	-9.55%	-9.52%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2022	$99.17	$127.56	$172.01	$149.47	$148.96	$71.23	$91.71	$121.70
Net operating results:
Interest income	0.01	0.01	0.02	0.01	0.01	0.00	0.00	0.00
Expenses	(1.77)	(1.40)	(1.89)	(1.64)	(1.63)	(1.02)	(0.68)	(0.91)
Net gain/(loss) on investments, net of non-controlling interests	(21.73)	(28.10)	(37.88)	(32.89)	(32.78)	(16.57)	(21.45)	(28.47)
Net income/(loss)	(23.48)	(29.49)	(39.76)	(34.51)	(34.39)	(17.59)	(22.14)	(29.38)
Net asset value, March 31, 2023	$75.69	$98.07	$132.25	$114.96	$114.57	$53.64	$69.57	$92.32

Ratios to average net assets
Net investment income/(loss)	-7.95%	-4.87%	-4.87%	-4.87%	-4.87%	-6.25%	-3.26%	-3.26%
Expenses before incentive fees (3)(4)	7.99%	4.91%	4.91%	4.91%	4.91%	6.25%	3.26%	3.26%
Expenses after incentive fees (3)(4)	7.99%	4.91%	4.91%	4.91%	4.91%	6.25%	3.26%	3.26%
Total return before incentive fees (2)	-23.68%	-23.12%	-23.11%	-23.09%	-23.09%	-24.69%	-24.14%	-24.14%
Total return after incentive fees (2)	-23.68%	-23.12%	-23.11%	-23.09%	-23.09%	-24.69%	-24.14%	-24.14%

Incentive fee per share	-	-	-	-	-	-	-	-
Incentive Fee to ANA	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

	Frontier Global Fund		Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2022	$185.27	$297.25	$154.14	$198.42	$265.55
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00
Expenses	(3.38)	(3.45)	(2.59)	(2.00)	(2.68)
Net gain/(loss) on investments, net of non-controlling interests	(34.07)	(54.88)	(28.45)	(36.77)	(49.21)
Net income/(loss)	(37.44)	(58.33)	(31.03)	(38.77)	(51.89)
Net asset value, March 31, 2023	$147.83	$238.92	$123.11	$159.65	$213.66

Ratios to average net assets
Net investment income/(loss)	-8.20%	-5.21%	-7.48%	-4.49%	-4.49%
Expenses before incentive fees (3)(4)	8.20%	5.21%	7.48%	4.49%	4.49%
Expenses after incentive fees (3)(4)	8.20%	5.21%	7.48%	4.49%	4.49%
Total return before incentive fees (2)	-20.21%	-19.62%	-20.13%	-19.54%	-19.54%
Total return after incentive fees (2)	-20.21%	-19.62%	-20.13%	-19.54%	-19.54%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the consolidated statements of operations of the Series, see footnote 6.

(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees is included in the total return.

For the three months ended March 31, 2022

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	Class 2	Class 3	Class 2	Class 3	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2021	$88.98	$83.56	$70.17	$66.15	$89.97	$58.75	$94.38	$62.16
Net operating results:
Interest income	0.04	0.04	0.07	0.07	0.05	0.03	0.05	0.03
Expenses	(0.85)	(0.80)	(1.29)	(1.22)	(0.64)	(0.42)	(0.67)	(0.44)
Net gain/(loss) on investments, net of non-controlling interests	19.64	18.50	27.48	25.98	23.40	15.24	24.55	16.17
Net income/(loss)	18.83	17.74	26.27	24.83	22.81	14.85	23.93	15.76
Net asset value, March 31, 2022	$107.81	$101.30	$96.44	$90.98	$112.78	$73.60	$118.31	$77.92

Ratios to average net assets
Net investment income/(loss)	-3.46%	-3.46%	-6.16%	-6.16%	-2.50%	-2.50%	-2.50%	-2.50%
Expenses before incentive fees (3)(4)	3.63%	3.63%	6.52%	6.52%	2.70%	2.70%	2.70%	2.70%
Expenses after incentive fees (3)(4)	3.63%	3.63%	6.52%	6.52%	2.70%	2.70%	2.70%	2.70%
Total return before incentive fees (2)	21.16%	21.24%	37.44%	37.53%	25.35%	25.28%	25.35%	25.36%
Total return after incentive fees (2)	21.16%	21.24%	37.44%	37.53%	25.35%	25.28%	25.35%	25.36%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2021	$82.82	$103.38	$139.40	$120.98	$120.57	$63.39	$79.21	$105.10
Net operating results:
Interest income	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)	0.00	0.00	0.00
Expenses	(2.32)	(2.05)	(2.76)	(2.39)	(2.39)	(1.06)	(0.67)	(0.89)
Net gain/(loss) on investments, net of non-controlling interests	26.33	32.99	44.50	38.66	38.52	21.26	26.67	35.40
Net income/(loss)	24.00	30.95	41.74	36.26	36.14	20.19	25.99	34.51
Net asset value, March 31, 2022	$106.82	$134.33	$181.14	$157.24	$156.71	$83.58	$105.20	$139.61

Ratios to average net assets
Net investment income/(loss)	-8.06%	-4.98%	-4.98%	-4.98%	-4.98%	-6.10%	-3.09%	-3.09%
Expenses before incentive fees (3)(4)	7.32%	4.24%	4.24%	4.24%	4.24%	6.10%	3.09%	3.09%
Expenses after incentive fees (3)(4)	8.06%	4.98%	4.98%	4.98%	4.98%	6.10%	3.09%	3.09%
Total return before incentive fees (2)	29.72%	30.67%	30.68%	30.71%	30.71%	31.86%	32.82%	32.83%
Total return after incentive fees (2)	28.98%	29.94%	29.94%	29.97%	29.97%	31.86%	32.82%	32.83%

Incentive fee per share	0.67	0.85	1.14	0.99	0.99	#	-	-
Incentive Fee to ANA	0.74%	0.74%	0.74%	0.74%	0.74%	0.00%	0.00%	0.00%

	Frontier Global Fund		Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2021	$109.45	$170.40	$103.43	$129.19	$172.91
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00
Expenses	(2.62)	(2.51)	(2.15)	(1.55)	(2.08)
Net gain/(loss) on investments, net of non-controlling interests	55.07	86.05	47.00	58.96	78.90
Net income/(loss)	52.45	83.54	44.84	57.41	76.82
Net asset value, March 31, 2022	$161.90	$253.94	$148.27	$186.60	$249.73

Ratios to average net assets
Net investment income/(loss)	-7.97%	-4.95%	-7.08%	-4.06%	-4.06%
Expenses before incentive fees (3)(4)	7.97%	4.95%	7.08%	4.06%	4.06%
Expenses after incentive fees (3)(4)	7.97%	4.95%	7.08%	4.06%	4.06%
Total return before incentive fees (2)	47.92%	49.02%	43.35%	44.44%	44.43%
Total return after incentive fees (2)	47.92%	49.02%	43.35%	44.44%	44.43%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the consolidated statements of operations of the Series, see footnote 6.

(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees is included in the total return.

*	Class 1 of Frontier Masters Fund was closed as of April 1, 2021 and Frontier Diversified Fund Class 1 was closed as of July 21, 2021.

8. Derivative Instruments and Hedging Activities

The Series’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Series do not enter into or hold positions for hedging purposes as defined under ASC 815, Derivatives and Hedging (“ASC 815”). The detail of the fair value of the Series’ derivatives by instrument types as of March 31, 2023 and 2022 is included in the consolidated condensed schedules of investments. See Note 4 for further disclosure related to each Series’ position in swap contracts.

The following tables summarize the monthly averages of futures contracts bought and sold for each respective Series of the Trust:

For the Three Months Ended March 31, 2023

Monthly average contracts:	Bought	Sold

Frontier Trading Company I LLC	312	300

For the Three Months Ended March 31, 2022

Monthly average contracts:
	Bought	Sold
Frontier Trading Company I LLC	373	367

The following tables summarize the consolidated trading revenues for the three months ended March 31, 2023 and 2022 by sector:

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended March 31, 2023

Type of contract	Frontier Balanced Fund

Agriculturals	$(24,078)
Currencies	(117,002)
Energies	29,280
Interest rates	(99,325)
Metals	(14,347)
Stock indices	(61,009)
Realized trading income/(loss)(1)	$(286,481)

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

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended March 31, 2023

Type of contract	Frontier Balanced Fund

Agriculturals	$42,199
Currencies	(2,076)
Energies	(6,460)
Interest rates	8,506
Metals	12,781
Stock indices	(53,473)
Change in unrealized trading income/(loss)(1)	$1,477

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

The following tables present gross and net information about the Series’ assets and liabilities subject to master netting arrangements as disclosed on the consolidated statements of financial condition as of March 31, 2023 and December 31, 2022.

As of March 31, 2023

Frontier Balanced Fund	Gross Amounts of recognized Derivative Assets/Liabilities	Gross Amounts offset in the Consolidated Statements of Financial Condition	Net Amounts Presented in the Consolidated Statements of Financial Condition
Open Trade Equity/(Deficit)	$138,206	$(135,059)	$3,147

As of December 31, 2022

Frontier Balanced Fund	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Consolidated Statements of Financial Condition	Net Amounts Presented in the Consolidated Statements of Financial Condition
Open Trade Equity/(Deficit)	$3,438	$(1,768)	$1,670

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

From April 1, 2023 through May 15, 2023, Frontier Balanced Fund, Frontier Diversified Fund, Frontier Heritage Fund, Frontier Long/Short Commodity Fund, Frontier Masters Fund, Frontier Select Fund and Frontier Global Fund paid $44,095, $137,507, $11,034, $72,352, $10,155, $81,841 and $46,229, respectively, in redemptions.

Frontier Funds

Combined Consolidated Statements of Financial Condition

March 31, 2023 (Unaudited) and December 31, 2022

	March 31, 2023	December 31, 2022
ASSETS

Cash and cash equivalents	$393,707	$430,193
U.S. Treasury securities, at fair value	22,967	389,520
Receivable from futures commission merchants	445,119	320,241
Open trade equity, at fair value	3,147	1,670
Investments in private investment companies, at fair value	16,428,299	21,440,327
Interest receivable	327	9,701
Other assets	1,170	-

Total Assets	$17,294,736	$22,591,652

LIABILITIES & CAPITAL

LIABILITIES
Redemptions payable	$231	$67,761
Incentive fees payable to Managing Owner	-	692
Management fees payable to Managing Owner	1,419	1,573
Interest payable to Managing Owner	1,386	3,450
Trading fees payable to Managing Owner	68,942	83,102
Service fees payable to Managing Owner	26,803	33,432
Risk analysis fees payable	10,312	10,442
Subscriptions in advance for service fee rebates	717,401	710,323
Other liabilities	15,529	14,618

Total Liabilities	842,023	925,393

OWNERS’ CAPITAL
Managing Owner Units	170,023	221,670
Limited Owner Units	16,282,690	21,444,589

Total Owners’ Capital	16,452,713	21,666,259

Total Liabilities and Owners’ Capital	$17,294,736	$22,591,652

The accompanying notes are an integral part of these combined consolidated financial statements.

Frontier Funds

Combined Consolidated Condensed Schedule of Investments (Unaudited)

March 31, 2023

Description	Fair Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various agriculture futures contracts (U.S.)	$18,140	0.11%
Various currency futures contracts (U.S.)	(218)	0.00%
Various interest rates futures contracts (Europe)	2,266	0.01%
Various interest rates futures contracts (Far East)	6,304	0.04%
Various interest rates futures contracts (U.S.)	(2,406)	-0.01%
Various precious metal futures contracts (U.S.)	15,831	0.10%
Total Long Futures Contracts	$39,917	0.25%

SHORT FUTURES CONTRACTS *
Various agriculture futures contracts (Far East)	$12,010	0.07%
Various agriculture futures contracts (Europe)	16,126	0.10%
Various agriculture futures contracts (U.S.)	(2,714)	-0.02%
Various base metals futures contracts (U.S.)	(2,152)	-0.01%
Various energy futures contracts (U.S.)	(6,460)	-0.04%
Various stock index futures contracts (Canada)	(7,251)	-0.04%
Various stock index futures contracts (Europe)	(6,844)	-0.04%
Various stock index futures contracts (Far East)	(14,797)	-0.09%
Various stock index futures contracts (U.S.)	(24,688)	-0.15%

Total Short Futures Contracts	$(36,770)	-0.22%
Total Open Trade Equity (Deficit)	$3,147	0.03%

PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Volt Diversified Alpha Feeder Fund (550) LLC)	$220,784	1.34%
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	1,269,631	7.72%
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	440,888	2.68%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	1,840,253	11.19%
Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	235,862	1.43%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	1,794,434	10.91%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	6,565,686	39.91%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	3,492,935	21.23%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	567,826	3.45%
Total Private Investment Companies	$16,428,299	95.22%
U.S. TREASURY SECURITIES

FACE VALUE

Total Investment in Unconsolidated Trading Companies	$22,967	0.14%
Total U.S. Treasury Securities	$22,967	0.14%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Notes to Combined Consolidated Financial Statements, Note 5.

The accompanying notes are an integral part of these combined consolidated financial statements.

Frontier Funds

Combined Consolidated Condensed Schedule of Investments
December 31, 2022

		% of Total Capital
Description	Fair Value	(Net Asset Value)
LONG FUTURES CONTRACTS *
Various agriculture futures contracts (U.S.)	$1,590	0.01%
Various base metals futures contracts (U.S.)	897	0.00%
Various currency futures contracts (U.S.)	(230)	0.00%
Total Long Futures Contracts	$2,257	0.01%

SHORT FUTURES CONTRACTS *
Various agriculture futures contracts (Europe)	$(227)	0.00%
Various currency futures contracts (Europe)	67	0.00%
Various currency futures contracts (Far East)	(55)	0.00%
Various currency futures contracts (U.S.)	(216)	0.00%
Various interest rates futures contracts (U.S.)	(50)	0.00%
Various stock index futures contracts (Far East)	(106)	0.00%
Total Short Futures Contracts	$(587)	0.00%
Total Open Trade Equity (Deficit)	$1,670	0.01%

PRIVATE INVESTMENT COMPANIES (1)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$563,258	2.60%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	2,257,286	10.42%
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	2,154,581	9.94%
Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	264,652	1.22%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	2,415,351	11.15%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	8,276,260	38.20%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	4,682,572	21.61%
Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC)	252,472	1.17%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	573,895	2.65%
Total Private Investment Companies	$21,440,327	98.96%
U.S. TREASURY SECURITIES

US Treasury Note 6.875% due 08/15/2025	389,520	1.80%
Total U.S. Treasury Securities	$389,520	1.80%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Notes to Combined Consolidated Financial Statements, Note 5.

The accompanying notes are an integral part of these combined consolidated financial statements.

Frontier Funds

Combined Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2023 and 2022

	March 31, 2023	March 31, 2022
Investment income:
Interest - net	$3,283	$2,524

Total Income	3,283	2,524

Expenses:
Incentive Fees (rebate)	(5,126)	76,272
Management Fees	4,238	4,403
Risk analysis Fees	970	1,321
Service Fees - Class 1	94,140	108,081
Due Diligence Fees	1,057	1,260
Trading Fees	213,256	219,472
Total Expenses	308,535	410,809

Investment income/(loss) - net	(305,252)	(408,285)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(286,481)	271,469
Net unrealized gain/(loss) on private investment companies	(4,179,241)	8,459,282
Net realized gain/(loss) on private investment companies	254,335	(2,050,355)
Net change in open trade equity/(deficit)	1,477	42,742
Net realized gain/(loss) on U.S. Treasury securities	(8,943)	(5,054)
Net unrealized gain/(loss) on U.S. Treasury securities	652	(11,220)
Trading commissions	(2,532)	(3,120)

Net gain/(loss) on investments	(4,220,733)	6,703,744

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(4,525,985)	$6,295,459

The accompanying notes are an integral part of these combined consolidated financial statements.

Frontier Funds

Combined Consolidated Statements of Changes in Owners’ Capital (Unaudited)
for the Three Months Ended March 31, 2023

	Managing Owner	Limited Owners	Total

Owners’ Capital, December 31, 2022	$221,670	$21,444,589	$21,666,259

Sale of Units (including transfers)	-	-	-
Redemption of Units (including transfers)	(6,700)	(680,861)	(687,561)
Payment made by Related Party	-	-	-
Payment made by Managing Owner	-	-	-
Net increase/(decrease) in Owners’	(44,947)	(4,481,038)	(4,525,985)
Capital resulting from operations

Owners’ Capital, March 31, 2023	$170,023	$16,282,690	$16,452,713

The accompanying notes are an integral part of these combined consolidated financial statements.

Frontier Funds
Combined Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2023 and 2022

	March 31, 2023	March 31, 2022

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(4,525,985)	$6,295,459
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity	(1,477)	14,836
Net change in ownership allocation of U.S. Treasury Securities	3,397	687
Net unrealized (gain)/loss on private investment companies	4,179,242	(8,459,281)
Net realized (gain)/loss on private investment companies	(254,335)	2,050,355
Net unrealized (gain)/loss on U.S. Treasury securities	(652)	11,220
Net realized (gain)/loss on U.S. Treasuries securities	8,943	5,054
(Purchases) sales of:
(Purchases) of U.S. Treasury securities	(601,661)	(1,039,000)
Sales of U.S. Treasury securities	953,242	-
(Purchases) of Private Investment Companies	(642,173)	(3,342,520)
Sales of Private Investment Companies	1,729,295	5,133,547
U.S. Treasury interest and premium paid/amortized	3,283	2,524
Increase and/or decrease in:
Receivable from futures commission merchants	(124,878)	583,917
Interest receivable	9,374	(5,661)
Other assets	(1,170)	-
Redemptions receivable from private investment companies	-	(4,944)
Incentive fees payable to Managing Owner	(692)	22,261
Management fees payable to Managing Owner, net of change in receivable	(154)	170
Interest payable to Managing Owner	(2,064)	367
Trading fees payable to Managing Owner	(14,160)	9,227
Service fees payable to Managing Owner	(6,629)	6,088
Risk analysis fees payable	(130)	1,321
Subscriptions in advance for service fee rebates	7,078	8,076
Other liabilities	911	3,861

Net cash provided by operating activities	718,605	1,297,564

Cash Flows from Financing Activities:
Payment for redemption of capital	(687,561)	(1,205,512)
Redemptions payable	(67,530)	8,644

Net cash provided by (used in) financing activities	(755,091)	(1,196,868)

Net increase (decrease) in cash and cash equivalents	(36,486)	100,696

Cash and cash equivalents, beginning of period	430,193	698,732
Cash and cash equivalents, end of period	$393,707	$799,428

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

The income or loss attributable thereto in proportion to the investment level of the private investment companies is shown in the combined consolidated statements of operations as net unrealized gain/(loss) on private investment companies. The consolidated financial statements of the Series and Trading Companies are combined to form the combined consolidated financial statements of the Trust. All intercompany transactions have been eliminated in combination.

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

Receivable from Futures Commission Merchants—The Trust deposits assets with an FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of March 31, 2023 and December 31, 2022 included restricted cash for margin requirements of $62,418 and $320,241 for the Frontier Balanced Fund.

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

Purchase and Sales of Private Investment Companies — The Trust is able to subscribe into and redeem from the Galaxy Plus entities on a daily basis. The value of the private investment companies is determined by New Hyde Park and reported on a daily basis. The change in value is calculated as the difference between the total purchase cost and the fair value calculated by New Hyde Park and is recorded as net unrealized gain/(loss) on private investment companies on the combined consolidated statements of operations.

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

Income Taxes—The Trust applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the combined consolidated financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust for the quarter ended March 31, 2023.

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

Each Series is charged service fees as outlined above. In some cases, amounts paid to selling agents might be less than the amount charged to the Series. When this occurs, the service fee is rebated back to the investor in the form of additional units. During 2022, 2021 and 2020, the Series were not allowed to issue additional units. The Managing Owner has determined that the purchase of additional units of the relevant Series will commence in 2023 when the Series are allowed to sell shares again. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $717,401 and $710,323 as of March 31, 2023 and December 31, 2022, respectively.

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

The following table summarizes the instruments that comprise the Trust’s combined consolidated financial asset portfolio, in aggregate, measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

March 31, 2023	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$3,147	$-	$-	$3,147
U.S. Treasury Securities	22,967	-	-	22,967

December 31, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$1,670	$-	$-	$1,670
U.S. Treasury Securities	389,520	-	-	389,520

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

The following table summarizes the Trust’s equity in earnings from each of the private investment companies during the three months ended March 31, 2023 and 2022:

Three months ended March 31, 2023 and 2022

	Three Months Ended March, 2023				Three Months Ended March, 2022
	Trading	Realized	Change in Unrealized	Net Income	Trading	Realized	Change in Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$(5,837)	$193,668	$(1,628,123)	$(1,440,292)	$(4,059)	$2,577,640	$359,865	$2,933,446
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(1,961)	(130,682)	13,972	(118,671)	(5,786)	(1,136,665)	167,524	(974,927)
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(111)	1,090	(3,439)	(2,460)	(270)	70,364	(7,272)	62,822
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(6,020)	(8,331)	(300,014)	(314,365)	(5,068)	872,309	101,706	968,947
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(2,177)	57,707	(539,645)	(484,115)	(3,235)	712,120	256,288	965,173
Galaxy Plus Fund - Quest FIT Feeder Fund (535) LLC	-	7,697	(36,516)	(28,819)	-	-	67,491	67,491
Galaxy Plus Fund - TT Feeder Fund (531) LLC	-	-	-	-	-	-	(242)	(242)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(8,660)	173,493	(1,013,843)	(849,010)	(15,069)	1,439,330	275,941	1,700,202
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	-	-	-	-	-	-	86,500	86,500
Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC)	(252)	(763)	(32,231)	(33,246)	(2,454)	(268,651)	336,523	65,418
Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC	(1,568)	(39,544)	(613,100)	(654,212)	(962)	1,338,501	(803,442)	534,097
Total	$(26,586)	$254,335	$(4,152,939)	$(3,925,190)	$(36,903)	$5,604,948	$840,882	$6,408,927

The Trust’s investments in private investment companies have certain redemption and liquidity restrictions which are described in the following table:

	Redemptions	Redemptions	Liquidity
	Notice Period	Permitted	Restrictions
Frontier Funds
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None
Galaxy Plus Fund - Volt Diversified Alpha Feeder Fund (550) LLC)	24 hours	Daily	None
Galaxy Plus Fund - LRR Feeder Fund (552) LLC)	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None

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

As of March 31, 2023, the Trust had a payable to the Managing Owner in the amounts of $0, $1,419, $1,386, $68,942 and $26,803 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

As of December 31, 2022, the Trust had a payable to the Managing Owner in the amounts of $692, $1,573, $3,450, $83,102 and $33,432 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

For the three months ended March 31, 2023, the Managing Owner earned $(5,126), $4,238, $970, $94,140 and $213,256 for incentive fees (rebate), management fees, risk analysis fees, service fees, and trading fees, respectively.

For the three months ended March 31, 2022, the Managing Owner earned $76,272, $4,403, $1,321, $108,081 and $219,472 for incentive fees, management fees, risk analysis fees, service fees, and trading fees, respectively.

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

Aggregate interest income from all sources, including U.S. Treasury Securities assets net of premiums and cash held at clearing brokers, of up to the first 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Global Fund, Frontier Select Fund, and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a and Class 3a), Frontier Masters Fund, and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 100% of the interest is retained by the respective Series. During the three months ended March 31, 2023 and 2022, the Trust paid $6,015 and $5,481, respectively, of such interest income to the Managing Owner. Such amounts are not included in the combined consolidated statements of operations of the Trust. All other interest income is recorded by the Trust on the combined consolidated statements of operations.

Frontier Masters Fund Class 1 was closed as of April 1, 2021, and Frontier Diversified Fund Class 1 was closed as of July 21, 2021.

7. Financial Highlights

The following information presents the financial highlights of the Trust for the three months ended March 31, 2023, and 2022 This data has been derived from the information presented in the combined consolidated financial statements.

Three months ended March 31

	2023	2022
Ratios to average net assets (1)
Net investment income/(loss) (1)	-6.43%	-6.50%
Expenses before incentive fees (3)	6.52%	6.20%
Expenses after incentive fees (3)	6.50%	6.55%

Total return before incentive fees (2)	-23.24%	29.11%
Total return after incentive fees (2)	-23.21%	28.76%

(1)	Annualized with the exception of incentive fees.

(2)	Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Combined Consolidated Statements of Operations of the Trust. See footnote 6.

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

For the three months ended March 31, 2023 and 2022, the monthly average of futures, forwards and options contracts bought was approximately 312 and 373, respectively and the monthly average of futures, forwards, and options contracts sold was approximately 300 and 367, respectively.

The following tables summarize the Trust’s combined consolidated trading revenues for the three months ended March 31, 2023 and 2022 by contract type:

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended March 31, 2023

Type of contract
Agriculturals	$(24,078)
Currencies	(117,002)
Energies	29,280
Interest rates	(99,325)
Metals	(14,347)
Stock indices	(61,009)
Realized trading income/(loss)(1)	$(286,481)

(1)	Amounts recorded in the combined consolidated statements of operations under net realized gain(loss) on futures forwards and options.

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

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended March 31, 2023

Type of contract
Agriculturals	$42,199
Currencies	(2,076)
Energies	(6,460)
Interest rates	8,506
Metals	12,781
Stock indices	(53,473)
Change in unrealized trading income/(loss)(1)	$1,477

(1)	Amounts recorded in the combined consolidated statements of operations under net change in open trade equity/(deficit).

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

The following tables present gross and net information about the Trust’s assets and liabilities subject the master netting arrangements as disclosed on the combined consolidated statements of financial condition as of March 31, 2023 and December 31, 2022:

As of March 31, 2023

	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition
Open Trade Equity/(Deficit)	$138,206	$(135,059)	$3,147

As of December 31, 2022

	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition
Open Trade Equity/(Deficit)	$3,438	$(1,768)	$1,670

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

From April 1, 2023 through May 15, 2023, the Trust paid $403,213 in redemptions.

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

The following discussion and tables should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this quarterly report and our 2022 Annual Report on Form 10-K for the year ended December 31, 2022.

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

For the three months ended March 31, 2023, none of the series owned a swap investment and thus were not subject to any related embedded management and/or incentive fees.

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

The Trust utilizes valuation techniques that are consistent with the market approach per the requirement of ASC 820 for the valuation of futures (exchange traded) contracts, forward (non-exchange traded) contracts, option contracts, swap contracts and other non-cash assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The Trust applies the valuation techniques in a consistent manner for each asset or liability. The Trust records all investments at fair value in its Statements of Financial Condition, with changes in fair value reported as a component of net gain/(loss) on investments in the Combined Consolidated Statements of Operations.

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

As of March 31, 2023, the trading system of each of the major Trading Advisors and the means by which the Series access those Trading Advisors were as follows:

Major Commodity Trading Advisor	Trading System Style	Accessed Through

Aspect Capital Limited	Systematic	Galaxy Plus
Fort, L.P.	Systematic	Galaxy Plus
Horizon3 Investment Management LLP	Systematic	Trading Company
Quantica Capital AG	Systematic	Galaxy Plus
Quantitative Investment Management, LLC	Systematic	Galaxy Plus
Quest Partners LLC	Systematic	Galaxy Plus
Rosetta Capital Management, LLC	Discretionary	Galaxy Plus
Volt Capital Management AB	Systematic	Galaxy Plus
Welton Investment Partners LLC	Systematic	Galaxy Plus

Wimmer Horizon LLP, accessed through Frontier Trading Company I, was rebranded as Horizon3 Investment Management LLP, effective January 20, 2023. The trading strategy remains the same.

As of March 31, 2023, the allocation of the assets of each applicable Series of the Trust among the Trading Advisors was as follows:

Allocation as of March 31, 2023 (expressed as a percentage of aggregate notional exposure to commodity trading programs)

Advisor	Frontier Diversified Fund	Frontier Long/Short Commodity Fund	Frontier Masters Fund	Frontier Balanced Fund	Frontier Select Fund	Frontier Global Fund	Frontier Heritage Fund
Aspect Capital Limited	33%	-	55%	23%	-	100%	87%
Fort, L.P.	9%	-	-	4%	-	-	-
Horizon3 Investment Management LLP	-	-	-	13%	-	-	-
Quantica Capital AG	8%	-	24%	12%	47%	-	-
Quantitative Investment Management, LLC	20%	-	-	21%	-	-	-
Quest Partners LLC	20%	-	-	16%	-	-	-
Rosetta Capital Management, LLC	-	57%	-	-	-	-	-
Volt Capital Management AB	-	25%	-	-	-	-	-
Welton Investment Partners LLC	10%	18%	21%	11%	53%	-	13%

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At March 31, 2023, cash deposited at the clearing brokers was $62,419 for the Trust. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each month. Currently, with the Federal Funds target rate at 4.75% to 5.00%, this amount is estimated to be 4.75%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds and time deposits. Aggregate interest income from all sources, including US. Treasure Securities assets net of premiums and cash held at clearing brokers, of up to 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Global Fund, Frontier Select Fund and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 2a and Class 3a), Frontier Masters Fund and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 100% of the interest is retained by the respective Series. The amount reflected in the financial statements for the Trust and Series are disclosed on a net basis. Due to some classes not exceeding the 2% paid to the Managing Owner, amounts earned by those classes may be zero.

Approximately 75% to 95% of the Trust’s assets are expected to be committed as required margin for futures contracts and forwards and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. treasury bills in segregated accounts with the futures broker pursuant to the CEA and regulations there under. The remaining approximately 5% to 25% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds and time deposits held by the clearing broker, the over-the-counter counterparties and by U.S. federally chartered banks. As of March 31, 2023, total cash and cash equivalents held at banking institutions were $93,640 for the Frontier Diversified Fund, $42,450 for the Frontier Long/Short Commodity Fund, $44,347 for the Frontier Masters Fund, $16,273 for the Frontier Balanced Fund, $52,492 for the Frontier Select Fund, $97,330 for the Frontier Global Fund, and $47,175 for the Frontier Heritage Fund.

As a commodity pool, the Trust has large cash positions. Such cash positions are used to pay margin for the trading of futures, forwards and options, and also to pay redemptions. Generally, the Trust has not been forced to liquidate positions to fund redemptions. During the three months ended March 31, 2023, the redemptions payable was $231 for the Frontier Balanced Fund. During the year ended December 31, 2022, the Trust was able to pay all redemptions on a timely basis.

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

Disclosure of Contractual Obligations

The business of the Trust is the speculative trading of commodity interests. The majority of the Trust’s futures and forward positions, which may be categorized as “purchase obligations” under Item 303 of Regulation S-K, are short-term. That is, they are held for less than one year. Because the Trust does not enter into other long-term debt obligations, capital lease obligations, operating lease obligations or other long-term liabilities that would otherwise be reflected on the Trust’s Combined Consolidated Statement of Financial Condition, a table of contractual obligations has not been presented.

Results of Operations for the Three Months Ended March 31, 2023

Series Returns and Other Information

The returns for each Series and Class of Units for the three months ended March 31, 2023 and 2022, and related information, are discussed below. The activities of the Trust on a combined consolidated basis are explained through the activity of each underlying Series. Please refer to the discussion of the Series activities in relation to the Trust on a combined consolidated basis.

Each Series had exposure to commodity interest positions within one or more sectors during the three months ended March 31, 2023 and 2022. The performance of each Series was impacted over the course of the year by, among other things, the relative performance of the relevant sector or sectors and the commodities within those sectors, the changing allocations among, and the specific positions taken by, the Series’ Trading Advisors in, the relevant sector(s) and commodities, and the timing of entries and exits. For each of the Series, a sector attribution chart has been included at the end of the relevant discussion. Each chart depicts the performance of the relevant Series’ positions within each of the relevant sectors (determined by the Managing Owner using monthly gross return and NAV figures, with various adjustments to net out a proportional allocation of the fees and expenses chargeable to the Series) during the periods presented.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022.

Frontier Diversified Fund

The Frontier Diversified Fund—Class 2 NAV lost 19.50% and gained 21.16%, respectively, for the three months ended March 31, 2023 and 2022, net of fees and expenses; the Frontier Diversified Fund—Class 3 NAV lost 19.45% and gained 21.24%, respectively, for the three months ended March 31, 2023 and 2022.

For the three months ended March 31, 2023, the Frontier Diversified Fund recorded total expenses of $25,578, net investment loss of $24,479, and net realized/unrealized loss on investments of $532,709, resulting in a net decrease in Owners’ capital from operations of $557,188. For the three months ended March 31, 2022, the Frontier Diversified Fund recorded total expenses of $28,789, net investment loss of $27,424, and net realized/unrealized gain on investments of $658,102, resulting in a net increase in Owners’ capital from operations of $630,678.

Please see additional discussion under “Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022–Frontier Diversified Fund.”

Frontier Masters Fund

The Frontier Masters Fund—Class 2 NAV lost 22.54% and gained 37.44%, respectively, for the three months ended March 31, 2023 and 2022, net of fees and expenses; the Frontier Masters Fund—Class 3 NAV lost 22.49% and gained 37.53%, respectively, for the three months ended March 31, 2023 and 2022, net of fees and expenses.

For the three months ended March 31, 2023, the Frontier Masters Fund recorded total expenses of $10,628, net investment loss of $9,966, and net realized/unrealized loss on investments of $146,752, resulting in a net decrease in Owners’ capital from operations of $156,718. For the three months ended March 31, 2022, the Frontier Masters Fund recorded total expenses of $12,119, net investment loss of $11,455, and net realized/unrealized gain on investments of $254,673, resulting in a net increase in Owners’ capital from operations of $243,218.

Please see additional discussion under “Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022–Frontier Masters Fund.”

Frontier Long/Short Commodity Fund

The Frontier Long/Short Commodity Fund—Class 2 NAV lost 9.55% and gained 25.35%, respectively, for the three months ended March 31, 2023 and 2022, net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 3 NAV lost 9.55% and gained 25.35%, respectively, for the three months ended March 31, 2023 and 2022, net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 2a NAV lost 9.58% and gained 25.28%, respectively, for the three months ended March 31, 2023 and 2022, net of fees and expenses; the Frontier Long/Short Commodity Fund Class 3a NAV lost 9.52% and gained 25.36%, respectively, for the three months ended March 31, 2023 and 2022, net of fees and expenses.

For the three months ended March 31, 2023, the Frontier Long/Short Commodity Fund recorded total expenses of $4,592, net investment loss of $3,960, and net realized/unrealized loss on investments of $125,470, resulting in a net decrease in Owners’ capital from operations of $129,430. For the three months ended March 31, 2022, the Frontier Long/Short Commodity Fund recorded total expenses of $8,617, net investment loss of $8,007, and net realized/unrealized gain on investments of $307,897, resulting in a net increase in Owners’ capital from operations of $299,890.

Please see additional discussion under “Three Months Ended Month 31, 2023 Compared to Three Months Ended March 31, 2022–Frontier Long/Short Commodity Fund.”

Frontier Balanced Fund

The Frontier Balanced Fund—Class 1 NAV lost 23.68% and gained 28.98%, respectively, for the three months ended March 31, 2023 and 2022, net of fees and expenses; the Frontier Balanced Fund —Class 2 NAV lost 23.11% and gained 29.94%, respectively, for the three months ended March 31, 2023 and 2022, net of fees and expenses; the Frontier Balanced Fund—Class 2a NAV lost 23.09% and gained 29.97%, respectively, for the three months ended March 31, 2023 and 2022, net of fees and expenses; the Frontier Balanced Fund—Class 3a NAV lost 23.09% and gained 29.97%, respectively, for the three months ended March 31, 2023 and 2022, net of fees and expenses; the Frontier Balanced Fund—Class 1AP NAV lost 23.12% and gained 29.94%, respectively, for the three months ended March 31, 2023 and 2022, net of fees and expenses.

For the three months ended March 31, 2023, the Frontier Balanced Fund recorded total expenses of $147,302, net investment loss of $146,412, and net realized/unrealized loss on investments of $1,985,242, resulting in a net decrease in Owners’ capital from operations of $2,131,654. For the three months ended March 31, 2022, the Frontier Balanced Fund recorded total expenses of $245,738, net investment loss of $245,738, and net realized/unrealized gain on investments of $2,960,709, resulting in a net increase in Owners’ capital from operations of $2,714,971.

Please see additional discussion under “Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022–Frontier Balanced Fund.”

Frontier Select Fund

The Frontier Select Fund—Class 1 NAV lost 24.69% and gained 31.86%, respectively, for the three months ended March 31, 2023 and 2022, net of fees and expenses; the Frontier Select Fund —Class 2 NAV lost 24.14% and gained 32.83%, respectively, for the three months ended March 31, 2023 and 2022, net of fees and expenses; the Frontier Select Fund —Class 1AP NAV lost 24.14% and gained 32.82%, respectively, for the three months ended March 31, 2023 and 2022.

For the three months ended March 31, 2023, the Frontier Select Fund recorded total expenses of $20,730, net investment loss of $20,730, and net realized/unrealized loss on investments of $348,169, resulting in a net decrease in Owners’ capital from operations of $368,899. For the three months ended March 31, 2022, the Frontier Select Fund recorded total expenses of $22,786, net investment loss of $22,786, and net realized/unrealized gain on investments of $466,465, resulting in a net increase in Owners’ capital from operations of $443,679.

Please see additional discussion under “Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022–Frontier Select Fund.”

Frontier Global Fund

The Frontier Global Fund—Class 1 NAV lost 20.21% and gained 47.92%, respectively, for the three months ended March 31, 2023 and 2022, net of fees and expenses; the Frontier Global Fund —Class 2 NAV lost 19.62% and gained 49.02%, respectively, for the three months ended March 31, 2023 and 2022.

For the three months ended March 31, 2023, the Frontier Global Fund recorded total expenses of $50,098, net investment loss of $50,098, and net realized/unrealized loss on investments of $516,862, resulting in a net decrease in Owners’ capital from operations of $566,960. For the three months ended March 31, 2022, the Frontier Global Fund recorded total expenses of $47,338, net investment loss of $47,338, and net realized/unrealized gain on investments of $1,027,560, resulting in a net increase in Owners’ capital from operations of $980,222.

Please see additional discussion under “Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022–Frontier Global Fund.”

Frontier Heritage Fund

The Frontier Heritage Fund—Class 1 NAV lost 20.13% and gained 43.35%, respectively, for the three months ended March 31, 2023 and 2022, net of fees and expenses; the Frontier Heritage Fund—Class 2 NAV lost 19.54% and gained 44.43%, respectively for the three months ended March 31, 2023 and 2022, net of fees and expenses; the Frontier Heritage Fund—Class 1AP NAV lost 19.54% and gained 44.44%, respectively, for the three months ended March 31, 2023 and 2022.

For the three months ended March 31, 2023, the Frontier Heritage Fund recorded total expenses of $49,607, net investment loss of $49,607, and net realized/unrealized loss on investments of $565,529, resulting in a net decrease in Owners’ capital from operations of $615,136. For the three months ended March 31, 2022, the Frontier Heritage Fund recorded total expenses of $45,537, net investment loss of $45,537, and net realized/unrealized gain on investments of $1,028,338, resulting in a net increase in Owners’ capital from operations of $982,801.

Please see additional discussion under “Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022–Frontier Heritage Fund.”

Three months ended March 31, 2023 Compared to three Months Ended March 31, 2022

Frontier Diversified Fund

2023

The Frontier Diversified Fund—Class 2 NAV lost 19.50% and gained 21.16%, respectively, for the three months ended March 31, 2023 and 2022, net of fees and expenses; the Frontier Diversified Fund—Class 3 NAV lost 19.45% and gained 21.24%, respectively, for the three months ended March 31, 2023 and 2022, net of fees and expenses.

For the three months ended March 31, 2023, the Frontier Diversified Fund recorded total expenses of $25,578, net investment loss of $24,479, and net realized/unrealized loss on investments of $532,709, resulting in a net decrease in Owners’ capital from operations of $557,188. For the three months ended March 31, 2022, the Frontier Diversified Fund recorded total expenses of $28,789, net investment loss of $27,424, and net realized/unrealized gain on investments of $658,102, resulting in a net increase in Owners’ capital from operations of $630,678.

The NAV per Unit, Class 2, decreased from $96.37 at December 31, 2022 to $77.57 as of March 31, 2023. The NAV per Unit, Class 3 decreased from $90.72 at December 31, 2022 to $73.08 as of March 31, 2023. Total Class 2 subscriptions and redemptions for the period were $0 and $0, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $500, respectively. Ending capital at March 31, 2023 was $322,945 for Class 2, and $1,983,339 for Class 3. Ending capital at December 31, 2022 was $401,179 for Class 2, and $2,462,793 for Class 3.

The Frontier Diversified Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors.

Three of the six sectors traded in the Frontier Diversified Fund were profitable in Q1 2023. Agriculturals, Currencies and Energies were profitable while Interest Rates, Metals and Stock Indices finished negative for the quarter.

Agriculturals, Currencies and Energies were positive year-to-date (“YTD”) while Interest Rates, Metals and Stock Indices were negative YTD.

In terms of major CTA performance, none of the six major CTAs in the Frontier Diversified Fund were profitable in Q1 2023 while Aspect, Fort, Quantica, QIM, Quest and Welton finished negative for the quarter. In terms of YTD performance none of the six major CTAs were positive YTD while Aspect, Fort, Quantica, QIM, Quest and Welton were negative YTD.

2022

The Frontier Diversified Fund—Class 1 NAV gained 0% and gained 2.67%, respectively, for the three months ended March 31, 2022 and 2021, net of fees and expenses; the Frontier Diversified Fund—Class 2 NAV gained 21.16% and gained 3.11%, respectively, for the three months ended March 31, 2022 and 2021, net of fees and expenses; the Frontier Diversified Fund—Class 3 NAV gained 21.24% and gained 3.16%, respectively, for the three months ended March 31, 2022 and 2021, net of fees and expenses.

For the three months ended March 31, 2022, the Frontier Diversified Fund recorded total expenses of $28,789, net investment loss of $27,424, and net realized/unrealized gain on investments of $658,102, resulting in a net increase in Owners’ capital from operations of $630,678. For the three months ended March 31, 2021, the Frontier Diversified Fund recorded total expenses of $37,188, net investment loss of $35,601, and net realized/unrealized gain on investments of $155,800, resulting in a net increase in Owners’ capital from operations of $120,199.

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

Frontier Masters Fund

2023

The Frontier Masters Fund—Class 2 NAV lost 22.54% and gained 37.44%, respectively, for the three months ended March 31, 2023 and 2022, net of fees and expenses; the Frontier Masters Fund—Class 3 NAV lost 22.49% and gained 37.53%, respectively, for the three months ended March 31, 2023 and 2022, net of fees and expenses.

For the three months ended March 31, 2023, the Frontier Masters Fund recorded total expenses of $10,628, net investment loss of $9,966, and net realized/unrealized loss on investments of $146,752, resulting in a net decrease in Owners’ capital from operations of $156,718. For the three months ended March 31, 2022, the Frontier Masters Fund recorded total expenses of $12,119, net investment loss of $11,455, and net realized/unrealized gain on investments of $254,673, resulting in a net increase in Owners’ capital from operations of $243,218.

The NAV per Unit, Class 2, decreased from $94.64 at December 31, 2022 to $73.31 as of March 31, 2023. The NAV per Unit, Class 3, decreased from $89.45 at December 31, 2022 to $69.33 as of March 31, 2023. Total Class 2 subscriptions and redemptions for the period were $0 and $21,898, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $400, respectively. Ending capital at March 31, 2023 was $119,072 for Class 2, and $398,032 for Class 3. Ending capital at December 31, 2022 was $182,202 for Class 2, and $513,918 for Class 3.

The Frontier Masters Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, Hybrids and Commodities sectors.

Two of the six sectors which traded in the Frontier Masters Fund were profitable in Q1 2023 and two of the six were profitable YTD. Agriculturals and Energies were profitable for Q1 2023 while Currencies, Interest Rates, Metals and Stock Indices finished negative for the quarter. Agriculturals and Energies were profitable YTD while Currencies, Interest Rates, Metals and Stock Indices finished negative YTD.

In terms of major CTA performance no CTAs were positive for the quarter while Aspect, Quantica and Welton finished negative for the quarter. No CTAs were positive YTD while Aspect, Quantica and Welton were negative YTD.

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

For the three months ended March 31, 2022, the Frontier Masters Fund recorded total expenses of $12,119, net investment loss of $11,455, and net realized/unrealized gain on investments of $254,673, resulting in a net increase in Owners’ capital from operations of $243,218. For the three months ended March 31, 2021, the Frontier Masters Fund recorded total expenses of $15,364, net investment loss of $14,509, and net realized/unrealized gain on investments of $58,531, resulting in a net increase in Owners’ capital from operations of $44,022.

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

In terms of major CTA performance Aspect, Quantica and Welton finished positive for the quarter. No CTAs were negative for the quarter. Aspect, Quantica and Welton were positive YTD. No CTAs were negative YTD.

Frontier Long/Short Commodity Fund

2023

The Frontier Long/Short Commodity Fund—Class 2 NAV lost 9.55% and gained 25.35%, respectively, for the three months ended March 31, 2023 and 2022, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 3 NAV lost 9.55% and gained 25.35%, respectively, for the three months ended March 31, 2023 and 2022, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 2a NAV lost 9.58% and gained 25.28%, respectively, for the three months ended March 31, 2023 and 2022, net of fees and expenses; the Frontier Long/Short Commodity Fund Class 3a NAV lost 9.52% and gained 25.36%, respectively, for the three months ended March 31, 2023 and 2022, net of fees and expenses.

For the three months ended March 31, 2023, the Frontier Long/Short Commodity Fund recorded total expenses of $4,592, net investment loss of $3,960, and net realized/unrealized loss on investments of $125,470, resulting in a net decrease in Owners’ capital from operations of $129,430. For the three months ended March 31, 2022, the Frontier Long/Short Commodity Fund recorded total expenses of $8,617, net investment loss of $8,007, and net realized/unrealized gain on investments of $307,897, resulting in a net increase in Owners’ capital from operations of $299,890.

The NAV per Unit, Class 2, decreased from $109.65 as of December 31, 2022 to $99.18 at March 31, 2023. The NAV per Unit, Class 3, decreased from $115.03 as of December 31, 2022 to $104.04 at March 31, 2023. The NAV per Unit, Class 2a, decreased from $71.93 as of December 31, 2022 to $65.04 at March 31, 2023. The NAV per Unit, Class 3a, decreased from $76.29 as of December 31, 2022 to $69.03 at March 31, 2023. Total Class 2 subscriptions and redemptions for the twelve months were $0 and $4,654, respectively. Total Class 3 subscriptions and redemptions for the three months were $0 and $6,087, respectively. Total Class 2a subscriptions and redemptions for the three months were $0 and $0, respectively. Total Class 3a subscriptions and redemptions for the three months were $0 and $36,559, respectively. Ending capital at March 31, 2023 is $21,363 for Class 2, $897,054 for Class 3, $81,393 for Class 2a, and $185,733 for Class 3a. Ending capital at December 31, 2022 is $28,713 for Class 2, $998,095 for Class 3, $90,017 for Class 2a, and $245,448 for Class 3a.

The Frontier Long/Short Commodity Fund may have both long and short exposure to the Base Metals, Energies, Grains, Meats, Precious Metals, Financials and Softs sectors, although the majority of the exposure will typically be in the Energies, Metals and Softs sectors.

None of the seven sectors traded in the Frontier Long/Short Commodity Fund were profitable in Q1 2023 and none of the seven were profitable YTD. Energies, Base Metals, Grains, Meats, Precious Metals, Softs and Financials finished Q1 2023 negative while none finished positive for the quarter. Energies, Base Metals, Grains, Meats, Precious Metals, Softs and Financials finished negative YTD. None were positive YTD.

In terms of major CTA performance Rosetta finished positive for the quarter. Volt and Welton were negative for the quarter. In terms of YTD performance, Rosetta was positive YTD while Volt and Welton were negative YTD.

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

For the three months ended March 31, 2022, the Frontier Long/Short Commodity Fund recorded total expenses of $8,617, net investment loss of $8,007, and net realized/unrealized gain on investments of $307,897, resulting in a net increase in Owners’ capital from operations of $299,890. For the three months ended March 31, 2021, the Frontier Long/Short Commodity Fund recorded total expenses of $8,909, net investment loss of $7,630, and net realized/unrealized gain on investments of $75,732, resulting in a net increase in Owners’ capital from operations of $68,102.

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

Frontier Balanced Fund

2023

The Frontier Balanced Fund—Class 1 NAV lost 23.68% and gained 28.98%, respectively, for the three months ended March 31, 2023 and 2022, net of fees and expenses; the Frontier Balanced Fund—Class 2 NAV lost 23.11% and gained 29.94%, respectively, for the three months ended March 31, 2023 and 2022, net of fees and expenses; the Frontier Balanced Fund—Class 2a NAV lost 23.09% and gained 29.97%, respectively, for the three months ended March 31, 2023 and 2022, net of fees and expenses; the Frontier Balanced Fund—Class 3a NAV lost 23.09% and gained 29.97%, respectively, for the three months ended March 31, 2023 and 2022, net of fees and expenses; the Frontier Balanced Fund—Class 1AP NAV lost 23.12% and gained 29.94%, respectively, for the three months ended March 31, 2023 and 2022, net of fees and expenses.

For the three months ended March 31, 2023, the Frontier Balanced Fund recorded total expenses of $147,302, net investment loss of $146,412, and net realized/unrealized loss on investments of $1,985,242, resulting in a net decrease in Owners’ capital from operations of $2,131,654. For the three months ended March 31, 2022, the Frontier Balanced Fund recorded total expenses of $245,738, net investment loss of $245,738, and net realized/unrealized gain on investments of $2,960,709, resulting in a net increase in Owners’ capital from operations of $2,714,971.

The NAV per Unit, Class 1, decreased from $99.17 as of December 31, 2022 to $75.69 at March 31, 2023. The NAV per Unit, Class 1AP, decreased from $127.56 as of December 31, 2022 to $98.07 at March 31, 2023. The NAV per Unit, Class 2, decreased from $172.01 as of December 31, 2022 to $132.25 at March 31, 2023. For Class 2a, the NAV per Unit decreased from $149. 47 as of December 31, 2022 to $114.96 at March 31, 2023. For Class 3a, the NAV per Unit decreased from $148.96 as of December 31, 2022 to $114.57 at March 31, 2023. Total Class 1 subscriptions and redemptions for the three months were $0 and $374,150, respectively. Total Class 1AP subscriptions and redemptions for the three months were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the three months were $0 and $98,257, respectively. Total Class 2a subscriptions and redemptions for the three months were $0 and $4,000, respectively. Total Class 3a subscriptions and redemptions for the three months were $0 and $0, respectively. Ending capital at March 31, 2023, was $5,123,213 for Class 1, $57,564 for Class 1 AP, $1,144,969 for Class 2, $30,171 for Class 2a and $362,750 for Class 3a. Ending capital at December 31, 2022, was $7,134,145 for Class 1, $74,869 for Class 1 AP, $1,602,786 for Class 2, $43,282 for Class 2a and $471,646 for Class 3a.

The Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Two of the six sectors which traded in the Frontier Balanced Fund were profitable in Q1 2023 and two of the six were profitable YTD. Agriculturals and Energies were profitable for Q1 2023 while Currencies, Interest Rates, Metals and Stock Indices finished negative for the quarter. Agriculturals and Energies were profitable YTD while Currencies, Interest Rates, Metals and Stock Indices finished negative YTD.

In terms of major CTA performance, no CTAs finished positive for the quarter while Aspect, Fort, Quantica, QIM, Welton and Horizon3 finished negative for the quarter. No CTAs finished positive YTD while Aspect, Fort, Quantica, QIM, Welton and Horizon3 were negative YTD.

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

For the three months ended March 31, 2022, the Frontier Balanced Fund recorded total expenses of $245,738, net investment loss of $245,738, and net realized/unrealized gain on investments of $2,960,709, resulting in a net increase in Owners’ capital from operations of $2,714,971. For the three months ended March 31, 2021, the Frontier Balanced Fund recorded total expenses of $237,551, net investment loss of $237,551, and net realized/unrealized gain on investments of $740,524, resulting in a net increase in Owners’ capital from operations of $502,973.

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

Aspect, Quantica, QIM, Welton and Wimmer Horizon were positive YTD while Fort was negative YTD.

Frontier Select Fund

2023

The Frontier Select Fund—Class 1 NAV lost 24.69% and gained 31.86%, respectively, for the three months ended March 31, 2023 and 2022, net of fees and expenses; the Frontier Select Fund—Class 2 NAV lost 24.14% and gained 32.83%, respectively, for the three months ended March 31, 2023 and 2022, net of fees and expenses; the Frontier Select Fund—Class 1AP NAV lost 24.14% and gained 32.82%, respectively, for the three months ended March 31, 2023 and 2022.

For the three months ended March 31, 2023, the Frontier Select Fund recorded total expenses of $20,730, net investment loss of $20,730, and net realized/unrealized loss on investments of $348,169, resulting in a net decrease in Owners’ capital from operations of $368,899. For the three months ended March 31, 2022, the Frontier Select Fund recorded total expenses of $22,786, net investment loss of $22,786, and net realized/unrealized gain on investments of $466,465, resulting in a net increase in Owners’ capital from operations of $443,679.

The NAV per Unit, Class 1, decreased from $71.23 as of December 31, 2022 to $53.64 at March 31, 2023. The NAV per Unit, Class 1AP, decreased from $91.71 as of December 31, 2022 to $69.57 at March 31, 2023. The NAV per Unit, Class 2, decreased from $121.70 as of December 31, 2022 to $92.32 at March 31, 2023. Total Class 1 subscriptions and redemptions for the three months ended March 31, 2023, were $0 and $30,410, respectively. Total Class 1AP subscriptions and redemptions for the three months ended March 31, 2022, were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the three months ended March 31, 2022, were $0 and $250, respectively. Ending capital at March 31, 2023 was $1,038,376 for Class 1, $8,007 for Class 1AP, and $56,664 for Class 2. Ending capital at December 31, 2022 was $1,417,113 for Class 1, $10,554 for Class 1AP, and $74,939 for Class 2.

The Frontier Select Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Two of the six sectors which traded in the Frontier Select Fund were profitable in Q1 2023 and two of the six were profitable YTD. Agriculturals and Energies were profitable for Q1 2023 while Currencies, Interest Rates, Metals and Stock Indices finished negative for the quarter. Agriculturals and Energies were profitable YTD while Currencies, Interest Rates, Metals and Stock Indices finished negative YTD.

In terms of major CTA performance, no CTAs finished positive for the quarter while Quantica and Welton finished negative for the quarter. No CTAs finished positive YTD while Quantica and Welton finished negative YTD.

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

For the three months ended March 31, 2022, the Frontier Select Fund recorded total expenses of $22,786, net investment loss of $22,786, and net realized/unrealized gain on investments of $466,465, resulting in a net increase in Owners’ capital from operations of $443,679. For the three months ended March 31, 2021, the Frontier Select Fund recorded total expenses of $22,793, net investment loss of $22,793, and net realized/unrealized gain on investments of $131,786, resulting in a net increase in Owners’ capital from operations of $108,993.

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

Frontier Global Fund

2023

The Frontier Global Fund—Class 1 NAV lost 20.21% and gained 47.92%, respectively, for the three months ended March 31, 2023 and 2022, net of fees and expenses; the Frontier Global Fund—Class 2 NAV lost 19.62% and gained 49.02%, respectively, for the three months ended March 31, 2023 and 2022, net of fees and expenses.

For the three months ended March 31, 2023, the Frontier Global Fund recorded total expenses of $50,098, net investment loss of $50,098, and net realized/unrealized loss on investments of $516,862, resulting in a net decrease in Owners’ capital from operations of $566,960. For the three months ended March 31, 2022, the Frontier Global Fund recorded total expenses of $47,338, net investment loss of $47,338, and net realized/unrealized gain on investments of $1,027,560, resulting in a net increase in Owners’ capital from operations of $980,222.

The NAV per Unit, Class 1, decreased from $185.27 at December 31, 2022 to $147.83 as of March 31, 2023. The NAV per Unit, Class 2, decreased from $297.25 at December 31, 2022 to $238.92 as of March 31, 2023. Total Class 1 subscriptions and redemptions for the period were $0 and $28,722, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $800, respectively. Ending capital at March 31, 2023 was $2,120,606 for Class 1, $111,115 for Class 2. Ending capital at December 31, 2022 was $2,689,125 for Class 1 and $139,078 for Class 2.

Frontier Global Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Two of the six sectors which traded in the Frontier Select Fund were profitable in Q1 2023 and two of the six were profitable YTD. Agriculturals and Energies were profitable for Q1 2023 while Currencies, Interest Rates, Metals and Stock Indices finished negative for the quarter. Agriculturals and Energies were profitable YTD while Currencies, Interest Rates, Metals and Stock Indices finished negative YTD.

2022

The Frontier Global Fund—Class 1 NAV gained 47.92% and gained 3.09%, respectively, for the three months ended March 31, 2022 and 2021, net of fees and expenses; the Frontier Global Fund—Class 2 NAV gained 49.02% and gained 3.85%, respectively, for the three months ended March 31, 2022 and 2021, net of fees and expenses.

For the three months ended March 31, 2022, the Frontier Global Fund recorded total expenses of $47,338, net investment loss of $47,338, and net realized/unrealized gain on investments of $1,027,560, resulting in a net increase in Owners’ capital from operations of $980,222. For the three months ended March 31, 2021, the Frontier Global Fund recorded total expenses of $55,068, net investment loss of $55,068, and net realized/unrealized gain on investments of $143,706, resulting in a net increase in Owners’ capital from operations of $88,638.

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

Frontier Heritage Fund

2023

The Frontier Heritage Fund—Class 1 NAV lost 20.13% and gained 43.35%, respectively, for the three months ended March 31, 2023 and 2022, net of fees and expenses; the Frontier Heritage Fund—Class 2 NAV lost 19.54% and gained 44.43%, respectively for the three months ended March 31, 2023 and 2022, net of fees and expenses; the Frontier Heritage Fund—Class 1AP NAV lost 19.54% and gained 44.44%, respectively, for the three months ended March 31, 2023 and 2022, net of fees and expenses.

For the three months ended March 31, 2023, the Frontier Heritage Fund recorded total expenses of $49,607, net investment loss of $49,607, and net realized/unrealized loss on investments of $565,529, resulting in a net decrease in Owners’ capital from operations of $615,136. For the three months ended March 31, 2022, the Frontier Heritage Fund recorded total expenses of $45,537, net investment loss of $45,537, and net realized/unrealized gain on investments of $1,028,338, resulting in a net increase in Owners’ capital from operations of $982,801.

The NAV per Unit, Class 1, decreased from $154.14 as of December 31, 2022 to $123.11 at March 31, 2023. The NAV per Unit, Class 1AP, decreased from $198.42 as of December 31, 2022 to $159.65 at March 31, 2023. The NAV per Unit, Class 2, decreased from $265.55 as of December 31, 2022 to $213.66 at March 31, 2023. Total Class 1 subscriptions and redemptions for the three months were $0 and $80,374, respectively. Total Class 1AP subscriptions and redemptions for the three months were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the three months were $0 and $500, respectively. Ending capital at March 31, 2023 was $2,185,165 for Class 1, $10,184 for Class 1AP, and $194,998 for Class 2. Ending capital at December 31, 2022 was $2,830,832 for Class 1, $12,657 for Class 1AP, and $242,868 for Class 2.

The Frontier Heritage Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Two of the six sectors which traded in the Frontier Heritage Fund were profitable in Q1 2023 and two of the six were profitable YTD. Agriculturals and Energies were profitable for Q1 2023 while Currencies, Interest Rates, Metals and Stock Indices finished negative for the quarter. Agriculturals and Energies were profitable YTD while Currencies, Interest Rates, Metals and Stock Indices finished negative YTD.

In terms of major CTA performance, no CTAs were positive for the quarter while Aspect and Welton were negative for the quarter. No CTAs were positive YTD while Aspect and Welton were negative YTD.

2022

The Frontier Heritage Fund—Class 1 NAV gained 43.35% and gained 7.99%, respectively, for the three months ended March 31, 2022 and 2021, net of fees and expenses; the Frontier Heritage Fund—Class 2 NAV gained 44.43% and gained 8.79%, respectively for the three months ended March 31, 2022 and 2021, net of fees and expenses; the Frontier Heritage Fund—Class 1AP NAV gained 44.44% and gained 8.79%, respectively, for the three months ended March 31, 2022 and 2021, net of fees and expenses.

For the three months ended March 31, 2022, the Frontier Heritage Fund recorded total expenses of $45,537, net investment loss of $45,537, and net realized/unrealized gain on investments of $1,028,338, resulting in a net increase in Owners’ capital from operations of $982,801. For the three months ended March 31, 2021, the Frontier Heritage Fund recorded total expenses of $39,833, net investment loss of $39,833, and net realized/unrealized gain on investments of $227,118, resulting in a net increase in Owners’ capital from operations of $187,285.

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

In terms of major CTA performance, Aspect and Welton were positive for Q1 2022 while no CTAs were negative for the quarter. Aspect and Welton were positive YTD while no CTAs were negative YTD.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Value at Risk by Market Sectors

The following tables present the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of March 31, 2023 and December 31, 2022. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

DOMESTIC EXPOSURE

Frontier Balanced Fund:

	March 31, 2023		December 31, 2022
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$2,406	0.04%	$50	0.00%
Currencies	62,637	0.93%	321,385	3.45%
Stock Indices	24,688	0.37%	-	0.00%
Metals	17,982	0.27%	897	0.01%
Agriculturals/Softs	20,854	0.31%	1,590	0.02%
Energy	6,460	0.10%	-	0.00%
Total:	$135,027	2.01%	$323,922	3.48%

Value at Risk: Foreign Markets

The following table presents the portion of trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of March 31, 2023 and December 31, 2022, on foreign markets. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

FOREIGN EXPOSURE

Frontier Balanced Fund:

	March 31, 2023		December 31, 2022
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$8,570	0.13%	$-	0.00%
Currencies	-	0.00%	122	0.00%
Stock Indices	28,891	0.43%	106	0.00%
Agriculturals/Softs	28,136	0.42%	227	0.00%
Total:	$65,597	0.98%	$455	0.00%

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of March 31, 2023, by market sector.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chairman and Chief Financial Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), for the Trust and each Series as of March 31, 2023 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can only provide reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

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

Management assessed the effectiveness of the internal control over financial reporting for the Trust and each Series as of March 31, 2023, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 report entitled Internal Control-Integrated Framework.

Based on that assessment, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that the Trust maintained effective internal control over financial reporting as of March 31, 2023.

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

Scope of Exhibit 31 Certifications

The certifications of the Chief Executive Officer and Chief Financial Officer of the Managing Owner as of March 31, 2023 and as of May 15, 2023 (the date of this filing) are included as Exhibits 31.1 and 31.2, respectively, to this Form 10-Q, and apply not only to the Trust as a whole but also to each Series individually.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no material legal proceedings pending against the Trust, or any of the Series.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Trust’s annual report on Form 10-K for the fiscal year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding the sale of unregistered Units by the Trust for the three months ended March 31, 2023. The number of Units listed below for each transaction is the aggregate number of Units in the particular Series of the Trust purchased in such transaction. The consideration listed below for each transaction is, except as otherwise noted, the aggregate amount of cash paid for the Units purchased. For each transaction reported below, the price per Unit was NAV per Unit at the time of the transaction and the Managing Owner of the Trust was the purchaser of the Units. No underwriting discount or sales commission was paid or received with respect to any of the transactions reported below. The Trust claims an exemption from registration of each of the transactions listed below under Section 4(a)(2) of the Securities Act of 1933, as amended, as a sale by an issuer not involving a public offering.

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

Frontier Funds
(Registrant)

Date: May 15, 2023	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: May 15, 2023	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Balanced Fund,
a Series of Frontier Funds
(Registrant)

Date: May 15, 2023	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: May 15, 2023	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Heritage Fund,
a Series of Frontier Funds
(Registrant)

Date: May 15, 2023	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: May 15, 2023	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Global Fund,
a Series of Frontier Funds
(Registrant)

Date: May 15, 2023	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: May 15, 2023	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Select Fund,
a Series of Frontier Funds (Registrant)

Date: May 15, 2023	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: May 15, 2023	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Long Short Commodity Fund,
a Series of Frontier Funds (Registrant)

Date: May 15, 2023	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: May 15, 2023	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Diversified Fund,
a Series of Frontier Funds (Registrant)

Date: May 15, 2023	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: May 15, 2023	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Masters Fund,
a Series of Frontier Funds (Registrant)

Date: May 15, 2023	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: May 15, 2023	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds