Form 10-Q
period 2023-06-30
Frontier Funds; Frontier Heritage Fund; Frontier Masters Fund; Frontier Select Fund; Frontier Long/Short Commodity Fund; Frontier Diversified Fund; Frontier Balanced Fund; Frontier Global Fund
filed 2023-08-14
CIK 1261379, 1389123, 1450722, 1389125, 1389128, 1450720, 1389122, 1389124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF JUNE 30, 2023, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

ii

PART I. FINANCIAL INFORMATION

Item 1. Series Financial Statements

The Series of Frontier Funds

Consolidated Statements of Financial Condition

June 30, 2023 (Unaudited) and December 31, 2022

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	6/30/2023	12/31/2022	6/30/2023	12/31/2022	6/30/2023	12/31/2022
ASSETS
Cash and cash equivalents	$23,707	$46,604	$12,793	$18,560	$14,954	$38,703
U.S. Treasury securities, at fair value	14,160	42,198	7,641	16,805	8,932	35,044
Investments in private investment companies, at fair value	2,112,749	2,779,566	487,098	705,739	880,066	1,281,982
Investments in unconsolidated trading companies, at fair value	44,936	28,671	24,249	11,418	28,344	23,810
Interest receivable	631	1,051	340	419	398	873
Receivable from related parties	63,558	-	34,298	-	40,091	-
Redemptions receivable from private investment companies	29,957	-	21,114	-	15,885	-

Total Assets	$2,289,698	$2,898,090	$587,533	$752,941	$988,670	$1,380,412

LIABILITIES & CAPITAL

LIABILITIES
Interest payable to Managing Owner	$-	$-	$-	$-	$210	$53
Redemptions payable	-	-	-	19,922	-	12,788
Service fees payable to Managing Owner	71	85	25	43	15	21
Trading fees payable to Managing Owner	6,712	9,653	3,004	4,443	2,466	3,447
Subscriptions in advance for service fee rebates	22,650	22,650	31,725	31,725	393	393
Other liabilities	3,045	1,730	1,642	688	1,923	1,437

Total Liabilities	32,478	34,118	36,396	56,821	5,007	18,139

CAPITAL
Managing Owner - Class 2	7,625	8,523	4,396	5,100	2,260	3,065
Managing Owner - Class 2a	-	-	-	-	7,542	9,328
Managing Owner - Class 3	17,847	20,433	1,560	2,214	-	-
Managing Owner - Class 3a	-	-	-	-	1,108	1,369
Limited Owner - Class 2	351,250	392,656	120,571	177,102	16,739	25,648
Limited Owner - Class 2a	-	-	-	-	65,239	80,689
Limited Owner - Class 3	1,880,498	2,442,360	424,610	511,704	725,699	998,095
Limited Owner - Class 3a	-	-	-	-	165,076	244,079

Total Owners’ Capital	2,257,220	2,863,972	551,137	696,120	983,663	1,362,273

Non-Controlling Interests	-	-	-	-	-	-

Total Capital	2,257,220	2,863,972	551,137	696,120	983,663	1,362,273

Total Liabilities and Capital	$2,289,698	$2,898,090	$587,533	$752,941	$988,670	$1,380,412

Units Outstanding
Class 2	4,163	4,163	1,532	1,925	215	262
Class 2a	N/A	N/A	N/A	N/A	1,251	1,251
Class 3	23,362	27,146	5,520	5,745	7,843	8,677
Class 3a	N/A	N/A	N/A	N/A	2,691	3,217

Net Asset Value per Unit
Class 2	$86.21	$96.37	$81.58	$94.64	$88.20	$109.65
Class 2a	N/A	N/A	N/A	N/A	$58.16	$71.93
Class 3	$81.26	$90.72	$77.20	$89.45	$92.53	$115.03
Class 3a	N/A	N/A	N/A	N/A	$61.76	$76.29

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Financial Condition

June 30, 2023 (Unaudited) and December 31, 2022

	Frontier Balanced Fund		Frontier Select Fund
	6/30/2023	12/31/2022	6/30/2023	12/31/2022
ASSETS
Cash and cash equivalents	$58,703	$221,344	$14,563	$33,183
U.S. Treasury securities, at fair value	35,063	200,417	8,698	30,046
Open trade equity, at fair value	59,775	1,670	-	-
Receivable from futures commission merchants	480,830	320,241	-	-
Investments in private investment companies, at fair value	6,815,471	8,944,014	989,823	1,449,919
Investments in unconsolidated trading companies, at fair value	111,267	136,169	27,603	20,414
Interest receivable	1,562	4,991	387	748
Receivable from related parties	157,380	-	39,043	-
Redemptions receivable from private investment companies	35,357	-	8,031	-

Total Assets	$7,755,408	$9,828,846	$1,088,148	$1,534,310

LIABILITIES & CAPITAL

LIABILITIES
Redemptions payable	$-	$35,051	$-	$-
Incentive fees payable to Managing Owner	692	692	-	-
Management fees payable to Managing Owner	1,357	1,573	-	-
Interest payable to Managing Owner	1,978	2,306	905	342
Service fees payable to Managing Owner	12,185	16,784	2,363	3,630
Trading fees payable to Managing Owner	26,302	36,946	2,678	4,454
Risk analysis fees payable	10,325	10,442	-	-
Subscriptions in advance for service fee rebates	399,078	391,457	22,343	22,046
Other liabilities	9,138	6,867	1,870	1,232

Total Liabilities	461,055	502,118	30,159	31,704

CAPITAL
Managing Owner - Class 2	45,375	53,242	11,892	15,168
Managing Owner - Class 2a	33,461	43,282	-	-
Limited Owner - Class 1	5,525,622	7,134,145	990,050	1,417,113
Limited Owner - Class 1AP	63,807	74,869	8,411	10,554
Limited Owner - Class 2	1,223,780	1,549,544	47,636	59,771
Limited Owner - Class 3a	402,308	471,646	-	-

Total Owners’ Capital	7,294,353	9,326,728	1,057,989	1,502,606

Non-Controlling Interests	-	-	-	-

Total Capital	7,294,353	9,326,728	1,057,989	1,502,606

Total Liabilities and Capital	$7,755,408	$9,828,846	$1,088,148	$1,534,310

Units Outstanding
Class 1	66,356	71,936	17,701	19,894
Class 1AP	587	587	115	115
Class 2	8,657	9,318	614	616
Class 2a	262	290	N/A	N/A
Class 3a	3,166	3,166	N/A	N/A

Net Asset Value per Unit
Class 1	$83.27	$99.17	$55.93	$71.23
Class 1AP	$108.71	$127.56	$73.09	$91.71
Class 2	$146.60	$172.01	$96.99	$121.70
Class 2a	$127.50	$149.47	N/A	N/A
Class 3a	$127.06	$148.96	N/A	N/A

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Financial Condition

June 30, 2023 (Unaudited) and December 31, 2022

	Frontier Global Fund		Frontier Heritage Fund
	6/30/2023	12/31/2022	6/30/2023	12/31/2022
ASSETS
Cash and cash equivalents	$-	$26,333	$-	$45,466
U.S. Treasury securities, at fair value	-	23,843	-	41,167
Investments in private investment companies, at fair value	1,877,769	2,943,814	2,267,051	3,070,641
Investments in unconsolidated trading companies, at fair value	-	16,200	-	27,970
Interest receivable	-	594	-	1,025
Redemptions receivable from private investment companies	220,297	-	293,274	-
Other assets	1,488	-	971	-

Total Assets	$2,099,554	$3,010,784	$2,561,296	$3,186,269

LIABILITIES & CAPITAL

LIABILITIES
Redemptions payable	$37,365	$-	$22,882	$-
Interest payable to Managing Owner	-	302	-	447
Service fees payable to Managing Owner	4,575	6,437	5,009	6,432
Trading fees payable to Managing Owner	9,086	12,480	9,333	11,679
Payables to related parties	211,072	-	123,298	-
Subscriptions in advance for service fee rebates	163,866	162,385	83,483	79,667
Other liabilities	-	977	-	1,687

Total Liabilities	425,964	182,581	244,005	99,912

CAPITAL
Managing Owner - Class 2	26,529	28,821	27,519	31,125
Limited Owner - Class 1	1,559,030	2,689,125	2,088,031	2,830,832
Limited Owner - Class 1AP	-	-	11,379	12,657
Limited Owner - Class 2	88,031	110,257	190,362	211,743

Total Owners’ Capital	1,673,590	2,828,203	2,317,291	3,086,357

Non-Controlling Interests	-	-	-	-

Total Capital	1,673,590	2,828,203	2,317,291	3,086,357

Total Liabilities and Capital	$2,099,554	$3,010,784	$2,561,296	$3,186,269

Units Outstanding
Class 1	9,008	14,514	15,294	18,366
Class 1AP	N/A	N/A	64	64
Class 2	407	468	913	915

Net Asset Value per Unit
Class 1	$173.07	$185.27	$136.53	$154.14
Class 1AP	N/A	N/A	$178.39	$198.42
Class 2	$281.82	$297.25	$238.73	$265.55

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Condensed Schedules of Investments

June 30, 2023 (Unaudited)

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
Description	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$270,428	11.98%	$-	0.00%	$-	0.00%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	398,227	17.64%	-	0.00%	-	0.00%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	472,950	20.95%	-	0.00%	-	0.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	495,720	21.96%	234,721	42.59%	-	0.00%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	311,101	13.78%	129,608	23.52%	311,021	31.62%
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	164,323	7.28%	122,769	22.28%	-	0.00%
Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC)	-	0.00%	-	0.00%	181,019	18.40%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	0.00%	-	0.00%	388,026	39.45%
Total Private Investment Companies	$2,112,749	93.59%	$487,098	88.39%	$880,066	89.47%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$44,936	1.99%	$24,249	4.40%	$28,344	2.88%
Total Investment in Unconsolidated Trading Companies	$44,936	1.99%	$24,249	4.40%	$28,344	2.88%

U.S. TREASURY SECURITIES (1)

	Fair Value		Fair Value		Fair Value
US Treasury Note 6.875% due 08/15/2025	$14,160	0.63%	$7,641	1.39%	$8,932	0.91%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value		Face Value
US Treasury Note 6.875% due 08/15/2025 (1)	$13,591		$7,334		$8,573

Additional Disclosure on U.S. Treasury Securities	Cost		Cost		Cost
US Treasury Note 6.875% due 08/15/2025 (1)	$14,487		$7,818		$9,138

(1)	See Note 2 to the Consolidated Financial Statements.

(2)	See Note 5 to the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Condensed Schedules of Investments

June 30, 2023 (Unaudited)

	Frontier Balanced Fund		Frontier Select Fund
Description	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS*
Various agriculture futures contracts (Europe)	(6,588)	-0.09%	-	0.00%
Various agriculture futures contracts (U.S.)	(11,376)	-0.16%	-	0.00%
Various base metals futures contracts (U.S.)	4,635	0.06%	-	0.00%
Various currency futures contracts (Far East)	17,872	0.25%	-	0.00%
Various currency futures contracts (U.S.)	7,388	0.10%	-	0.00%
Various interest rates futures contracts (Europe)	1,702	0.02%	-	0.00%
Various interest rates futures contracts (Far East)	7,067	0.10%	-	0.00%
Various precious metal futures contracts (U.S.)	(16,885)	-0.23%	-	0.00%
Total Long Futures Contracts	$3,815	0.05%	$-	0.00%

SHORT FUTURES CONTRACTS*
Various agriculture futures contracts (Far East)	$5,827	0.08%	$-	0.00%
Various agriculture futures contracts (U.S.)	32,150	0.44%	-	0.00%
Various base metals futures contracts (U.S.)	3,414	0.05%	-	0.00%
Various currency futures contracts (U.S.)	17,625	0.24%	-	0.00%
Various energy futures contracts (U.S.)	(230)	0.00%	-	0.00%
Various stock index futures contracts (Canada)	(3,978)	-0.05%	-	0.00%
Various stock index futures contracts (Europe)	(3,136)	-0.04%	-	0.00%
Various stock index futures contracts (Far East)	4,288	0.06%	-	0.00%
Total Short Futures Contracts	$55,960	0.78%	$-	0.00%
Total Open Trade Equity (Deficit)	$59,775	0.83%	$-	0.00%

PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$360,755	4.95%	$-	0.00%
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	849,657	11.65%	367,738	34.76%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	1,434,744	19.67%	-	0.00%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	1,385,914	19.00%	-	0.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	1,617,740	22.18%	-	0.00%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	1,166,661	15.99%	622,085	58.80%
Total Private Investment Companies	$6,815,471	93.44%	$989,823	93.56%

INVESTMENT IN UNCONSOLIDATED COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$111,267	1.53%	$27,603	2.61%
Total Investment in Unconsolidated Trading Companies	$111,267	1.53%	$27,603	2.61%

U.S. TREASURY SECURITIES (1)

	Fair Value		Fair Value
US Treasury Note 6.875% due 08/15/2025	$35,063	0.48%	$8,698	0.82%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value
US Treasury Note 6.875% due 08/15/2025 (1)	$33,653		$8,349

Additional Disclosure on U.S. Treasury Securities	Cost		Cost
US Treasury Note 6.875% due 08/15/2025 (1)	$35,872		$8,899

*	Except for those items disclosed, no individual futures, or forwards position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Note 2 to the Consolidated Financial Statements.

(2)	See Note 5 to the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Condensed Schedules of Investments

June 30, 2023 (Unaudited)

	Frontier Global Fund		Frontier Heritage Fund
Description	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$1,877,769	112.20%	$2,007,848	86.65%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	-	-	259,203	11.19%
Total Private Investment Companies	$1,877,769	112.20%	$2,267,051	97.84%

INVESTMENT IN UNCONSOLIDATED COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$-	0.00%	$-	0.00%
Total Investment in Unconsolidated Trading Companies	$-	0.00%	$-	0.00%

U.S. TREASURY SECURITIES (1)

	Fair Value		Fair Value
US Treasury Note 6.875% due 08/15/2025	$-	0.00%	$-	0.00%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value
US Treasury Note 6.875% due 08/15/2025 (1)	$-		$-

Additional Disclosure on U.S. Treasury Securities	Cost		Cost
US Treasury Note 6.875% due 08/15/2025 (1)	$-		$-

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

The Series of Frontier Funds

Consolidated Condensed Schedules of Investments

December 31, 2022

	Frontier Balanced Fund		Frontier Select Fund
Description	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS*
Various agriculture futures contracts (Far East)	$1,590	0.02%	$-	0.00%
Various base metals futures contracts (U.S.)	897	0.01%	-	0.00%
Various currency futures contracts (U.S.)	(230)	0.00%	-	0.00%
Total Long Futures Contracts	$2,257	0.03%	$-	0.00%

SHORT FUTURES CONTRACTS*
Various agriculture futures contracts (Europe)	(227)	0.00%	-	0.00%
Various currency futures contracts (Europe)	67	0.00%	-	0.00%
Various currency futures contracts (Far East)	(55)	0.00%	-	0.00%
Various currency futures contracts (U.S.)	(216)	0.00%	-	0.00%
Various interest rates futures contracts (U.S.)	(50)	0.00%	-	0.00%
Various stock index futures contracts (Far East)	(106)	0.00%	-	0.00%
Total Short Futures Contracts	$(587)	0.00%	$-	0.00%
Total Open Trade Equity (Deficit)	$1,670	0.03%	$-	0.00%

PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$352,115	3.78%	$-	0.00%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	1,803,881	19.34%	-	0.00%
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	1,285,974	13.79%	492,107	32.75%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	1,747,568	18.74%	-	0.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	1,900,887	20.38%	-	0.00%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	1,853,589	19.87%	957,812	63.74%
Total Private Investment Companies	$8,944,014	95.90%	$1,449,919	96.49%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$136,169	1.46%	$20,414	1.36%
Total Investment in Unconsolidated Trading Companies	$136,169	1.46%	$20,414	1.36%

U.S. TREASURY SECURITIES (1)

	Fair Value		Fair Value
US Treasury Note 6.875% due 08/15/2025	$200,417	2.15%	$30,046	2.00%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value
US Treasury Note 6.875% due 08/15/2025 (1)	$188,573		$28,270

Additional Disclosure on U.S. Treasury Securities	Cost		Cost
US Treasury Note 6.875% due 08/15/2025 (1)	$200,764		$30,098

*	Except for those items disclosed, no individual futures, or forwards position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Note 2 to the Consolidated Financial Statements.

(2)	See Note 5 to the Consolidated Financial Statements.

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

The Series of Frontier Funds

Consolidated Statements of Operations (Unaudited)

For the Three Months Ended June 30, 2023 and 2022

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	6/30/2023	6/30/2022	6/30/2023	6/30/2022	6/30/2023	6/30/2022

Investment income:
Interest - net	$1,431	$1,412	$857	$590	$1,682	$743

Total Income	1,431	1,412	857	590	1,682	743

Expenses:
Service Fees - Class 1	209	314	76	151	48	70
Due Diligence Fees	667	1,157	157	267	75	119
Trading Fees	20,277	34,703	8,831	14,083	7,718	10,582

Total Expenses	21,153	36,174	9,064	14,501	7,841	10,771

Investment (loss) - net	(19,722)	(34,762)	(8,207)	(13,911)	(6,159)	(10,028)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	150,391	140,198	54,932	144,846	(129,270)	200,052
Net realized gain/(loss) on private investment companies	102,249	134,711	8,821	38,302	5,243	24,943
Net realized gain/(loss) on U.S. Treasury securities	(2,245)	(2,996)	(1,178)	(1,417)	(1,520)	(1,986)
Net unrealized gain/(loss) on U.S. Treasury securities	(346)	1,027	(726)	748	(4,194)	906
Change in fair value of investments in unconsolidated trading companies	4,382	4,611	3,216	1,460	10,726	2,441

Net gain/(loss) on investments	254,431	277,551	65,065	183,939	(119,015)	226,356

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	234,709	242,789	56,858	170,028	(125,174)	216,328

Less: Operations attributable to non-controlling interests	-	-	-	-	-	-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$234,709	$242,789	$56,858	$170,028	$(125,174)	$216,328

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	N/A	N/A	N/A	N/A	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	N/A	N/A
Class 2	$8.64	$6.82	$8.27	$21.62	$(10.98)	$16.72
Class 2a	N/A	N/A	N/A	N/A	$(6.88)	$10.99
Class 3	$8.18	$6.48	$7.87	$20.46	$(11.51)	$17.54
Class 3a	N/A	N/A	N/A	N/A	$(7.27)	$11.69

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Operations (Unaudited)

For the Three Months Ended June 30, 2023 and 2022

	Frontier Balanced Fund		Frontier Select Fund
	6/30/2023	6/30/2022	6/30/2023	6/30/2022

Investment income:
Interest - net	$2,422	$-	$-	$-

Total Income/(loss)	2,422	-	-	-

Expenses:
Incentive Fees (rebate)	-	17,119	-	-
Interest - net	-	1,009	-	-
Management Fees	4,280	4,475	-	-
Service Fees - Class 1	40,823	75,296	7,371	14,957
Risk analysis Fees	1,585	1,343	-	-
Trading Fees	77,658	132,234	8,210	16,193

Total Expenses	124,346	231,476	15,581	31,150

Investment (loss) - net	(121,924)	(231,476)	(15,581)	(31,150)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	42,983	48,150	-	-
Net unrealized gain/(loss) on private investment companies	581,980	1,192,706	24,891	386,850
Net realized gain/(loss) on private investment companies	126,228	252,550	32,958	45,166
Net change in open trade equity/(deficit)	56,628	29,052	-	-
Net realized gain/(loss) on U.S. Treasury securities	(6,083)	(14,175)	(1,621)	(1,819)
Net unrealized gain/(loss) on U.S. Treasury securities	(2,004)	3,704	(1,315)	1,047
Trading commissions	(2,271)	(1,688)	-	-
Change in fair value of investments in unconsolidated trading companies	6,476	26,281	5,202	1,675

Net gain/(loss) on investments	803,937	1,536,580	60,115	432,919

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	682,013	1,305,104	44,534	401,769

Less: Operations attributable to non-controlling interests	-	-	-	-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$682,013	$1,305,104	$44,534	$401,769

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$7.58	$11.61	$2.29	$18.43
Class 1AP	$10.64	$15.71	$3.52	$24.16
Class 2	$14.35	$21.19	$4.67	$32.05
Class 2a	$12.54	$18.27	N/A	N/A
Class 3a	$12.49	$18.38	N/A	N/A

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Operations (Unaudited)

For the Three Months Ended June 30, 2023 and 2022

	Frontier Global Fund		Frontier Heritage Fund
	6/30/2023	6/30/2022	6/30/2023	6/30/2022

Investment income:
Interest - net	$-	$-	$-	$-

Total Income	-	-	-	-

Expenses:
Service Fees - Class 1	15,576	22,797	16,718	25,084
Trading Fees	27,960	37,908	27,083	37,092

Total Expenses	43,536	60,705	43,801	62,176

Investment (loss) - net	(43,536)	(60,705)	(43,801)	(62,176)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	29,795	493,733	150,452	596,719
Net realized gain/(loss) on private investment companies	354,004	218,519	151,591	157,214
Net realized gain/(loss) on U.S. Treasury securities	4,801	(2,872)	(1,335)	(2,000)
Net unrealized gain/(loss) on U.S. Treasury securities	712	1,505	6,174	1,124
Change in fair value of investments in unconsolidated trading companies	(15,159)	2,757	(14,344)	1,686

Net gain/(loss) on investments	374,153	713,642	292,538	754,743

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	330,617	652,937	248,737	692,567

Less: Operations attributable to non-controlling interests	-	-	-	-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$330,617	$652,937	$248,737	$692,567

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$25.24	$38.19	$13.42	$32.50
Class 1AP	N/A	N/A	$18.74	$42.62
Class 2	$42.90	$62.26	$25.07	$57.03

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Operations (Unaudited)

For the Six Months Ended June 30, 2023 and 2022

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	6/30/2023	6/30/2022	6/30/2023	6/30/2022	6/30/2023	6/30/2022

Investment income:
Interest - net	$2,530	$2,777	$1,519	$1,254	$2,314	$1,353

Total Income	2,530	2,777	1,519	1,254	2,314	1,353

Expenses:
Incentive Fees (rebate)	-	-	-	-	(5,126)	-
Service Fees - Class 1	435	565	177	267	101	126
Due Diligence Fees	1,443	2,102	345	489	168	212
Trading Fees	44,853	62,296	19,170	25,864	17,290	19,050

Total Expenses	46,731	64,963	19,692	26,620	12,433	19,388

Investment (loss) - net	(44,201)	(62,186)	(18,173)	(25,366)	(10,119)	(18,035)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	(411,711)	1,221,894	(112,268)	625,866	(260,505)	502,457
Net realized gain/(loss) on private investment companies	135,951	(298,169)	31,798	(191,530)	14,151	25,991
Net realized gain/(loss) on U.S. Treasury securities	(3,417)	(3,824)	(1,831)	(1,840)	(2,512)	(2,430)
Net unrealized gain/(loss) on U.S. Treasury securities	(368)	(894)	(830)	187	(4,137)	(33)
Change in fair value of investments in unconsolidated trading companies	1,267	16,646	1,444	5,929	8,518	8,268

Net gain/(loss) on investments	(278,278)	935,653	(81,687)	438,612	(244,485)	534,253

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(322,479)	873,467	(99,860)	413,246	(254,604)	516,218

Less: Operations attributable to non-controlling interests	-	-	-	-		-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(322,479)	$873,467	$(99,860)	$413,246	$(254,604)	$516,218

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	N/A	N/A	N/A	N/A	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	N/A	N/A
Class 2	$(10.16)	$25.65	$(13.06)	$47.89	$(21.45)	$39.53
Class 2a	N/A	N/A	N/A	N/A	$(13.77)	$25.84
Class 3	$(9.46)	$24.22	$(12.25)	$45.29	$(22.50)	$41.47
Class 3a	N/A	N/A	N/A	N/A	$(14.53)	$27.45

The accompanying notes are an integral part of these consolidated financial statements.

The Series of the Frontier Funds

Consolidated Statements of Operations (Unaudited)

For the Six Months Ended June 30, 2023 and 2022

	Frontier Balanced Fund		Frontier Select Fund
	6/30/2023	6/30/2022	6/30/2023	6/30/2022

Investment income:
Interest - net	$3,312	$-	$-	$-

Total Income/(loss)	3,312	-	-	-

Expenses:
Incentive Fees (rebate)	-	93,391	-	-
Interest - net	-	1,124	-	-
Management Fees	8,518	8,878	-	-
Service Fees - Class 1	88,474	136,659	16,992	25,882
Risk analysis Fees	2,555	2,664	-	-
Trading Fees	172,101	234,498	19,319	28,054

Total Expenses	271,648	477,214	36,311	53,936

Investment (loss) - net	(268,336)	(477,214)	(36,311)	(53,936)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(243,498)	319,619	-	-
Net unrealized gain/(loss) on private investment companies	(1,145,914)	4,962,148	(330,267)	1,362,894
Net realized gain/(loss) on private investment companies	172,326	(884,407)	43,159	(468,370)
Net change in open trade equity/(deficit)	58,105	71,794	-	-
Net realized gain/(loss) on U.S. Treasury securities	(9,623)	(16,103)	(2,630)	(2,205)
Net unrealized gain/(loss) on U.S. Treasury securities	(1,499)	(418)	(1,307)	236
Trading commissions	(4,803)	(4,808)	-	-
Change in fair value of investments in unconsolidated trading companies	(6,399)	49,464	2,991	6,829

Net gain/(loss) on investments	(1,181,305)	4,497,289	(288,054)	899,384

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(1,449,641)	4,020,075	(324,365)	845,448

Less: Operations attributable to non-controlling interests	-	-	-	-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(1,449,641)	$4,020,075	$(324,365)	$845,448

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(15.90)	$35.61	$(15.30)	$38.62
Class 1AP	$(18.85)	$46.66	$(18.62)	$50.15
Class 2	$(25.41)	$62.93	$(24.71)	$66.56
Class 2a	$(21.97)	$54.53	N/A	N/A
Class 3a	$(21.90)	$54.52	N/A	N/A

The accompanying notes are an integral part of these consolidated financial statements.

The Series of the Frontier Funds

Consolidated Statements of Operations (Unaudited)

For the Six Months Ended June 30, 2023 and 2022

	Frontier Global Fund		Frontier Heritage Fund
	6/30/2023	6/30/2022	6/30/2023	6/30/2022

Investment income:
Interest - net	$-	$-	$-	$-

Total Income	-	-	-	-

Expenses:
Service Fees - Class 1	33,249	39,786	35,533	43,465
Trading Fees	60,385	68,257	57,875	64,248

Total Expenses	93,634	108,043	93,408	107,713

Investment (loss) - net	(93,634)	(108,043)	(93,408)	(107,713)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	(563,839)	1,368,633	(455,050)	1,542,982
Net realized gain/(loss) on private investment companies	434,967	364,588	195,380	232,969
Net realized gain/(loss) on U.S. Treasury securities	3,970	(3,385)	(2,081)	(2,532)
Net unrealized gain/(loss) on U.S. Treasury securities	829	59	6,265	(296)
Change in fair value of investments in unconsolidated trading companies	(18,636)	11,307	(17,505)	9,958

Net gain/(loss) on investments	(142,709)	1,741,202	(272,991)	1,783,081

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(236,343)	1,633,159	(366,399)	1,675,368

Less: Operations attributable to non-controlling interests	-	-	-	-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(236,343)	$1,633,159	$(366,399)	$1,675,368

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(12.20)	$90.64	$(17.61)	$77.34
Class 1AP	N/A	N/A	$(20.03)	$100.03
Class 2	$(15.43)	$145.80	$(26.82)	$133.85

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Three Months Ended June 30, 2023

	Frontier Diversified Fund						Frontier Masters Fund
	Class 2	Class 2	Class 3	Class 3	Non-		Class 2	Class 2	Class 3	Class 3	Non-
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, March 31, 2023	$6,861	$316,084	$16,050	$1,967,289	$-	$2,306,284	$3,950	$115,122	$1,401	$396,631	$-	$517,104

Redemption of Units	-	-	-	(283,773)	-	(283,773)	-	(7,260)	-	(15,565)	-	(22,825)
Transfer of Units In(Out)	-	-	-	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	764	35,166	1,797	196,982	-	234,709	446	12,709	159	43,544	-	56,858

Owners’ Capital, June 30, 2023	$7,625	$351,250	$17,847	$1,880,498	$-	$2,257,220	$4,396	$120,571	$1,560	$424,610	-	$551,137

Owners’ Capital - Units, March 31, 2023	89	4,074	220	26,921			53	1,571	21	5,720

Sale of Units (including transfers)	-	-	-	-			-	-	-	-
Redemption of Units (including transfers)	-	-	(1)	(3,778)			-	(92)	(1)	(220)

Owners’ Capital - Units, June 30, 2023	89	4,074	219	23,143			53	1,479	20	5,500

Net asset value per unit at March 31, 2023		$77.57		$73.08				$73.31		$69.33

Change in net asset value per unit for the three months ended June 30, 2023		8.64		8.18				8.27		$7.87

Net asset value per unit at June 30, 2023 (1)		$86.21		$81.26				$81.58		$77.20

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Three Months Ended June 30, 2023

	Frontier Long/Short Commodity Fund
	Class 2		Class 3	Class 2a		Class 3a		Non-
	Managing Owner	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, March 31, 2023	$2,541	$18,822	$897,054	$8,435	$72,958	$1,239	$184,494	$-	$1,185,543

Sale of Units	-	-	-	-	-	-	-	-	-
Redemption of Units	-	-	(76,706)	-	-	-	-	-	(76,706)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(281)	(2,083)	(94,649)	(893)	(7,719)	(131)	(19,418)	-	(125,174)

Owners’ Capital, June 30, 2023	$2,260	$16,739	$725,699	$7,542	$65,239	$1,108	$165,076	$-	$983,663

Owners’ Capital - Units, March 31, 2023	26	189	8,622	129	1,122	18	2,673

Sale of Units (including transfers)	-	-	-	-	-	-	-
Redemption of Units (including transfers)	-	-	(779)	-	-	-	-

Owners’ Capital - Units, June 30, 2023	26	189	7,843	129	1,122	18	2,673

Net asset value per unit at March 31, 2023		$99.18	$104.04		$65.04		$69.03

Change in net asset value per unit for the three months ended June 30, 2023		(10.98)	(11.51)		(6.88)		(7.27)

Net asset value per unit at June 30, 2023 (1)		$88.20	$92.53		$58.16		$61.76

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Three Months Ended June 30, 2023

	Frontier Balanced Fund
	Class 1	Class 1AP	Class 2		Class 2a		Class 3a	Non-
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Controlling Interests	Total

Owners’ Capital, March 31, 2023	$5,123,213	$57,564	$40,935	$1,104,034	$30,171	$-	$362,750	$-	$6,718,667

Sale of Units	-	-	-	-	-	-	-	-	-
Redemption of Units	(106,327)	-	-	-	-	-	-	-	(106,327)
Transfer of Units In (Out)	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	508,736	6,243	4,440	119,746	3,290	-	39,558	-	682,013

Owners’ Capital, June 30, 2023	$5,525,622	$63,807	$45,375	$1,223,780	$33,461	$-	$402,308	$-	$7,294,353

Owners’ Capital - Units, March 31, 2023	67,689	587	310	8,347	262	-	3,166

Sale of Units (including transfers)	-	-	-	-	-	-	-
Redemption of Units (including transfers)	(1,333)	-	-	-	-	-	-

Owners’ Capital - Units, June 30, 2023	66,356	587	310	8,347	262	-	3,166

Net asset value per unit at March 31, 2023	$75.69	$98.07		$132.25		$114.96	$114.57
Change in net asset value per unit for the three months ended June 30, 2023	7.58	10.64		14.35		12.54	12.49
Net asset value per unit at June 30, 2023 (1)	$83.27	$108.71		$146.60		$127.50	$127.06

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Three Months Ended June 30, 2023

	Frontier Select Fund						Frontier Global Fund					Frontier Heritage Fund
	Class 1	Class 1AP	Class 2		Non-		Class 1	Class 2		Non-		Class 1	Class 1AP	Class 2		Non-
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, March 31, 2023	$1,038,376	$8,007	$11,320	$45,344	$-	$1,103,047	$2,120,606	$22,491	$88,624	$-	$2,231,721	$2,185,165	$10,184	$24,629	$170,369	$-	$2,390,347

Sale of Units	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemption of Units	(89,592)	-	-	-	-	(89,592)	(874,748)	-	(14,000)	-	(888,748)	(321,793)	-	-	-	-	(321,793)
Transfer of Units In(Out)	-	-	-		-	-	-	-	-	-	-	-	-	-	-	-	-

Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	41,266	404	572	2,292	-	44,534	313,172	4,038	13,407	-	330,617	224,659	1,195	2,890	19,993	-	248,737

Owners’ Capital, June 30, 2023	$990,050	$8,411	$11,892	$47,636	$-	$1,057,989	$1,559,030	$26,529	$88,031	$-	$1,673,590	$2,088,031	$11,379	$27,519	$190,362	$-	$2,317,291

Owners’ Capital - Units, March 31, 2023	19,358	115	122	492			14,345	94	371			17,750	64	116	797

Sale of Units (including transfers)	-	-	-	-			-	-	-			-	-	-	-

Redemption of Units (including transfers)	(1,657)	-	-	-			(5,337)	-	(58)			(2,456)	-	-	-

Owners’ Capital - Units, June 30, 2023	17,701	115	122	492			9,008	94	313			15,294	64	116	797

Net asset value per unit at March 31,2023	$53.64	$69.57		$92.32			$147.83		$238.92			$123.11	$159.65		$213.66

Change in net asset value per for the three months ended June 30, 2023	2.29	3.52		4.67			25.24		42.90			13.42	18.74		25.07

Net asset value per unit at June 30, 2023 (1)	$55.93	$73.09		$96.99			$173.07		$281.82			$136.53	$178.39		$238.73

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Six Months Ended June 30, 2023

	Frontier Diversified Fund						Frontier Masters Fund
	Class 2	Class 2	Class 3	Class 3	Non-		Class 2	Class 2	Class 3	Class 3	Non-
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2022	$8,523	$392,656	$20,433	$2,442,360	$-	$2,863,972	$5,100	$177,102	$2,214	$511,704	$-	$696,120

Sale of Units	-	-	-	-	-	-	-	-	-	-	-	-
Redemption of Units	-	-	(500)	(283,773)	-	(284,273)	-	(29,158)	(400)	(15,565)	-	(45,123)
Transfer of Units In(Out)	-	-	-	-	-	-	-	-	-	-	-	-

Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(898)	(41,406)	(2,086)	(278,089)	-	(322,479)	(704)	(27,373)	(254)	(71,529)	-	(99,860)

Owners’ Capital, June 30, 2023	$7,625	$351,250	$17,847	$1,880,498	$-	$2,257,220	$4,396	$120,571	$1,560	$424,610	-	$551,137

Owners’ Capital - Units, December 31, 2022	89	4,074	225	26,921			53	1,872	25	5,720

Sale of Units (including transfers)	-	-	-	-			-	-	-	-

Redemption of Units (including transfers)	-	-	(6)	(3,778)			-	(393)	(5)	(220)

Owners’ Capital - Units, June 30, 2023	89	4,074	219	23,143			53	1,479	20	5,500

Net asset value per unit at December 31, 2022		$96.37		$90.72				$94.64		$89.45

Change in net asset value per unit for the six months ended June 30, 2023		(10.16)		(9.46)				(13.06)		$(12.25)

Net asset value per unit at June 30, 2023 (1)		$86.21		$81.26				$81.58		$77.20

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Six Months Ended June 30, 2023

	Frontier Long/Short Commodity Fund
	Class 2		Class 3	Class 2a		Class 3a		Non-
	Managing Owner	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2022	$3,065	$25,648	$998,095	$9,328	$80,689	$1,369	$244,079	$-	$1,362,273

Sale of Units	-	-	-	-	-	-	-	-	-
Redemption of Units	(250)	(4,404)	(82,793)	-	-	-	(36,559)	-	(124,006)
Transfer of Units In(Out)	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(555)	(4,505)	(189,603)	(1,786)	(15,450)	(261)	(42,444)	-	(254,604)

Owners’ Capital, June 30, 2023	$2,260	$16,739	$725,699	$7,542	$65,239	$1,108	$165,076	$-	$983,663

Owners’ Capital - Units, December 31, 2022	28	234	8,677	129	1,122	18	3,199

Sale of Units (including transfers)	-	-	-	-	-	-	-
Redemption of Units (including transfers)	(2)	(45)	(834)	-	-	-	(526)

Owners’ Capital - Units, June 30, 2023	26	189	7,843	129	1,122	18	2,673

Net asset value per unit at December 31, 2022		$109.65	$115.03		$71.93		$76.29

Change in net for the six months ended June 30, 2023		(21.45)	(22.50)		(13.77)		(14.53)

Net asset value per unit at June 30, 2023 (1)		$88.20	$92.53		$58.16		$61.76

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Six Months Ended June 30, 2023

	Frontier Balanced Fund
	Class 1	Class 1AP	Class 2		Class 2a		Class 3a	Non-
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2022	$7,134,145	$74,869	$53,242	$1,549,544	$43,282	$-	$471,646	$-	$9,326,728

Sale of Units	-	-	-	-	-	-	-	-	-
Redemption of Units	(480,477)	-	-	(98,257)	(4,000)	-	-	-	(582,734)
Transfer of Units In (Out)	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(1,128,046)	(11,062)	(7,867)	(227,507)	(5,821)	-	(69,338)	-	(1,449,641)

Owners’ Capital, June 30, 2023	$5,525,622	$63,807	$45,375	$1,223,780	$33,461	$-	$402,308	$-	$7,294,353

Owners’ Capital - Units, December 31, 2022	71,936	587	310	9,008	290	-	3,166

Sale of Units (including transfers)	-	-	-	-	-	-	-
Redemption of Units (including transfers)	(5,580)	-	-	(661)	(28)	-	-

Owners’ Capital - Units, June 30, 2023	66,356	587	310	8,347	262	-	3,166

Net asset value per unit at December 31, 2022	$99.17	$127.56		$172.01		$149.47	$148.96

Change in net asset value for the six months ended June 30, 2023	(15.90)	(18.85)		(25.41)		(21.97)	(21.90)
Net asset value per unit at June 30, 2023 (1)	$83.27	$108.71		$146.60		$127.50	$127.06

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Six Months Ended June 30, 2023

	Frontier Select Fund						Frontier Global Fund						Frontier Heritage Fund
	Class 1	Class 1AP	Class 2		Non-		Class 1	Class 2		Non-		Class 1	Class 1AP	Class 2		Non-
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2022	$1,417,113	$10,554	$15,168	$59,771	$-	$1,502,606	$2,689,125	$28,821	$110,257	$-	$2,828,203	$2,830,832	$12,657	$31,125	$211,743	$-	$3,086,357

Sale of Units	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemption of Units	(120,002)	-	(250)	-	-	(120,252)	(903,470)	(800)	(14,000)	-	(918,270)	(402,167)	-	(500)	-	-	(402,667)
Transfer of Units In(Out)	-	-	-		-	-	-	-	-	-	-	-	-	-	-	-	-

Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(307,061)	(2,143)	(3,026)	(12,135)	-	(324,365)	(226,625)	(1,492)	(8,226)	-	(236,343)	(340,634)	(1,278)	(3,106)	(21,381)	-	(366,399)

Owners’ Capital, June 30, 2023	$990,050	$8,411	$11,892	$47,636	$-	$1,057,989	$1,559,030	$26,529	$88,031	$-	$1,673,590	$2,088,031	$11,379	$27,519	$190,362	$-	$2,317,291

Owners’ Capital - Units, December 31, 2022	19,894	115	124	492			14,514	97	371			18,366	64	118	797

Sale of Units (including transfers)	-	-	-	-			-	-	-			-	-	-	-
Redemption of Units (including transfers)	(2,193)	-	(2)	-			(5,506)	(3)	(58)			(3,072)	-	(2)	-

Owners’ Capital - Units, June 30, 2023	17,701	115	122	492			9,008	94	313			15,294	64	116	797

Net asset value per unit at December 31, 2022	$71.23	$91.71		$121.70			$185.27		$297.25			$154.14	$198.42		$265.55
Change in net asset value per for the six months ended June 30, 2023	(15.30)	(18.62)		(24.71)			(12.20)		(15.43)			(17.61)	(20.03)		(26.82)
Net asset value per unit at June 30, 2023 (1)	$55.93	$73.09		$96.99			$173.07		$281.82			$136.53	$178.39		$238.73

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2023 and 2022

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	6/30/2023	6/30/2022	6/30/2023	6/30/2022	6/30/2023	6/30/2022

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(322,479)	$873,467	$(99,860)	$413,246	$(254,604)	$516,218
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in ownership allocation of U.S. Treasury securities	(102,134)	56,353	(71,608)	25,845	(78,465)	1,220
Net unrealized (gain)/loss on U.S. Treasury securities	368	894	830	(187)	4,137	33
Net realized (gain)/loss on U.S. Treasuries securities	3,417	3,824	1,831	1,840	2,512	2,430
Net unrealized (gain)/loss on private investment companies	411,711	(1,221,894)	112,268	(625,866)	260,505	(502,457)
Net realized (gain)/loss on private investment companies	(135,951)	298,169	(31,798)	191,530	(14,151)	(25,991)
(Purchases) sales of:
Sales of U.S. Treasury securities	258,831	86,763	143,491	40,914	180,586	57,431
(Purchases) of U.S. Treasury securities	(134,974)	(257,982)	(66,899)	(117,533)	(84,972)	(138,161)
U.S. Treasury interest and premium paid/amortized	2,530	2,777	1,519	1,254	2,314	1,353
(Purchases) of Private Investment Companies	(216,478)	(613,516)	(151,202)	(302,963)	(91,572)	(93,344)
Sale of Private Investment Companies	607,535	951,819	289,373	513,090	247,134	296,851
Increase and/or decrease in:
Investments in unconsolidated trading companies, at fair value	(16,265)	(3,899)	(12,831)	(1,340)	(4,534)	(13,137)
Interest receivable	420	(2,547)	79	(1,137)	475	(1,770)
Receivable from related parties	(63,558)	-	(34,298)	-	(40,091)	-
Redemptions receivable from private investment companies	(29,957)	-	(21,114)	-	(15,885)	-
Interest payable to Managing Owner	-	-	-	-	157	14
Trading fees payable to Managing Owner	(2,941)	2,702	(1,439)	969	(981)	182
Service fees payable to Managing Owner	(14)	22	(18)	11	(6)	5
Other liabilities	1,315	(1,504)	954	(730)	486	448

Net cash provided by (used in) operating activities	261,376	175,448	59,278	138,943	113,045	101,325

Cash Flows from Financing Activities:
Payments for redemption of units	(284,273)	(315,446)	(45,123)	(204,174)	(124,006)	(106,357)
Change in owner redemptions payable	-	-	(19,922)	-	(12,788)	(20,299)

Net cash provided by (used in) financing activities	(284,273)	(315,446)	(65,045)	(204,174)	(136,794)	(126,656)

Net increase (decrease) in cash and cash equivalents	(22,897)	(139,998)	(5,767)	(65,231)	(23,749)	(25,331)

Cash and cash equivalents, beginning of period	46,604	165,491	18,560	76,703	38,703	40,528
Cash and cash equivalents, end of period	$23,707	$25,493	$12,793	$11,472	$14,954	$15,197

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2023 and 2022

	Frontier Balanced Fund		Frontier Select Fund
	6/30/2023	6/30/2022	6/30/2023	6/30/2022

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(1,449,641)	$4,020,075	$(324,365)	$845,448
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	(58,105)	(14,215)	-	-
Net change in ownership allocation of U.S. Treasury securities	(60,398)	(165,314)	(92,554)	(2,741)
Net unrealized (gain)/loss on U.S. Treasury securities	1,499	418	1,307	(236)
Net realized (gain)/loss on U.S. Treasury securities	9,623	16,103	2,630	2,205
Net unrealized (gain)/loss on private investment companies	1,145,914	(4,962,148)	330,267	(1,362,894)
Net realized (gain)/loss on private investment companies	(172,326)	884,407	(43,159)	468,370
(Purchases) sales of:
Sales of U.S. Treasury securities	724,280	403,167	197,911	52,905
(Purchases) of U.S. Treasury securities	(512,961)	(481,992)	(87,946)	(137,374)
U.S. Treasury interest and premium paid/amortized	3,312	-	-	-
(Purchases) of Private Investment Companies	(831,914)	(1,863,575)	(103,671)	(674,005)
Sale of Private Investment Companies	1,986,869	3,007,175	276,659	839,870
Increase and/or decrease in:
Receivable from futures commission merchants	(160,589)	307,203	-	-
Investments in unconsolidated trading companies, at fair value	24,902	(30,482)	(7,189)	(14,045)
Interest receivable	3,429	(5,345)	361	(1,995)
Receivable from related parties	(157,380)	-	(39,043)	-
Redemptions receivable from private investment companies	(35,357)	-	(8,031)	-
Incentive fees payable to Managing Owner	-	(36,892)	-	-
Management fees payable to Managing Owner	(216)	71	-	-
Interest payable to Managing Owner	(328)	348	563	155
Trading fees payable to Managing Owner	(10,644)	11,652	(1,776)	1,727
Service fees payable to Managing Owner	(4,599)	4,510	(1,267)	1,700
Risk analysis fees payable	(117)	1,324	-	-
Subscriptions in advance for service fee rebates	7,621	11,658	297	476
Other liabilities	2,271	250	638	397

Net cash provided by (used in) operating activities	455,144	1,108,398	101,632	19,963

Cash Flows from Financing Activities:
Payments for redemption of units	(582,734)	(1,227,917)	(120,252)	(53,788)
Change in owner redemptions payable	(35,051)	(20,381)	-	-

Net cash provided by (used in) financing activities	(617,785)	(1,248,298)	(120,252)	(53,788)

Net increase (decrease) in cash and cash equivalents	(162,641)	(139,900)	(18,620)	(33,825)

Cash and cash equivalents, beginning of period	221,344	188,010	33,183	51,140
Cash and cash equivalents, end of period	$58,703	$48,110	$14,563	$17,315

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2023 and 2022

	Frontier Global Fund		Frontier Heritage Fund
	6/30/2023	6/30/2022	6/30/2023	6/30/2022

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(236,343)	$1,633,159	$(366,399)	$1,675,368
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in ownership allocation of U.S. Treasury securities	389,457	33,475	2,152	41,510
Net unrealized (gain)/loss on U.S. Treasury securities	(829)	(59)	(6,265)	296
Net realized (gain)/loss on U.S. Treasury securities	(3,970)	3,385	2,081	2,532
Net unrealized (gain)/loss on private investment companies	563,839	(1,368,633)	455,050	(1,542,982)
Net realized (gain)/loss on private investment companies	(434,967)	(364,588)	(195,380)	(232,969)
(Purchases) sale of:
Sales of U.S. Treasury Securities	(241,922)	83,667	162,917	59,404
(Purchases) of U.S. Treasury securities	(118,893)	(258,494)	(119,718)	(247,313)
(Purchases) of Private Investment Companies	(424,881)	(209,693)	(374,822)	(117,734)
Sale of Private Investment Companies	1,362,054	970,583	918,742	666,962
Investments in unconsolidated trading companies, at fair value	16,200	(16,572)	27,970	(28,745)
Interest receivable	594	(3,246)	1,025	(3,348)
Other assets	(1,488)	-	(971)	-
Redemptions receivable from private investment companies	(220,297)	-	(293,274)	-
Interest payable to Managing Owner	(302)	287	(447)	334
Trading fees payable to Managing Owner	(3,394)	2,869	(2,346)	3,891
Service fees payable to Managing Owner	(1,862)	2,492	(1,423)	2,816
Payables to related parties	211,072	-	-	-
Due to Managing Owner	-	-	123,298	-
Subscriptions in advance for service fee rebates	1,481	1,757	3,816	4,558
Other liabilities	(977)	(254)	(1,687)	1,414

Net cash provided by (used in) operating activities	854,572	510,135	334,319	285,994

Cash Flows from Financing Activities:
Payments for redemption of units	(918,270)	(580,911)	(402,667)	(307,029)
Change in owner redemptions payable	37,365	(27,561)	22,882	-

Net cash provided by (used in) financing activities	(880,905)	(608,472)	(379,785)	(307,029)

Net increase (decrease) in cash and cash equivalents	(26,333)	(98,337)	(45,466)	(21,035)

Cash and cash equivalents, beginning of period	26,333	128,021	45,466	48,839
Cash and cash equivalents, end of period	$-	$29,684	$-	$27,804

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

As of June 30, 2023, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into two separate Classes—Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund and Frontier Heritage Fund separates Units into three separate Classes—Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Global Fund, separates Units into two separate Classes—Class 1 and Class 2. The Trust, with respect to the Frontier Balanced Fund, separates Units into five separate Classes—Class 1, Class 1AP, Class 2, Class 2a and Class 3a. The Trust, with respect to the Frontier Long/Short Commodity Fund, separates Units into four separate Classes—Class 2, Class 2a, Class 3 and Class 3a.

Between April 15, 2016 and May 10, 2017, a portion of the interests in Frontier Trading Company I, LLC and all of the interests in Frontier Trading Company VII, LLC, Frontier Trading Company XV, LLC, and Frontier Trading Company XXIII LLC held by Frontier Diversified Fund, Frontier Masters Fund, Frontier Select Fund, Frontier Balanced Fund and Frontier Long/Short Commodity Fund were exchanged for equivalent interests in the Galaxy Plus Managed Account Platform (“Galaxy Plus Platform”) which is an unaffiliated, third-party managed account platform. The assets of Frontier Trading Company I, LLC, which included exposure to Quantmetrics Capital Management LLP’s Multi-Strategy Program, Quantitative Investment Management, LLC’s Quantitative Global Program, Quest Partners LLC’s Quest Tracker Index Program, Chesapeake Capital Management, LLC’s Diversified Program, and Doherty Advisors LLC’s Relative Value Moderate Program, the assets of Frontier Trading Company VII, LLC, which included exposure to Emil van Essen LLC’s Multi-Strategy Program, Red Oak Commodity Advisors, Inc.’s Fundamental Diversified Program, Rosetta Capital Management, LLC’s Rosetta Trading Program, and Landmark Trading Company’s Landmark Program, the assets of Frontier Trading Company XV, LLC, which included exposure to Transtrend B.V.’s TT Enhanced Risk (USD) Program, and the assets of Frontier Trading Company XXIII, LLC which included exposure to Fort L.P.’s Global Contrarian Program have been transferred to individual Delaware limited liability companies (“Master Funds”) in the Galaxy Plus Platform. Each Master Fund is sponsored and operated by New Hyde Park Alts, LLC (“New Hyde Park”). New Hyde Park has contracted with the Trading Advisors to manage the portfolios of the Master Funds pursuant to the advisors’ respective program. For those Series that invest in the Galaxy Plus Platform, approximately 75-95% of those Series assets are used to support the margin requirements of the Master Funds. The remaining assets of the series are split between investments in Trading Companies and a pooled cash management account that invests primarily in U.S. Treasury securities. All the funds are invested in Galaxy Plus entities.

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

Consolidation— The Series, through investing in the Trading Companies and the Galaxy Plus Platform, authorize certain Trading Advisors to place trades and manage assets at pre-determined investment levels. The Trading Companies were organized by the Managing Owner for the purpose of investing in commodities interests and derivative instruments, and have no operating income or expenses, except for trading income and expenses and a risk analysis fee (for closed Series only), all of which is allocated to the Series if consolidated by a Series. The Galaxy Plus Platform is a series of Delaware limited liability companies, sponsored by New Hyde Park, that create exposure to a variety of third party professional managed futures and foreign exchange advisors. The Galaxy Plus Platform is available to qualified high-net-worth individuals and institutional investors. Trading Companies in which a Series has a controlling and majority interest as calculated on that Series’ pro-rata net asset value in the Trading Company are consolidated by such Series. Investments in Trading Companies in which a Series does not have a controlling and majority interest and all interests in Galaxy Plus entities are accounted for using net asset value as the practical expedient, which approximates fair value. Fair value represents the proportionate share of the Series’ interest in the NAV in a Trading Company or Galaxy Plus entity. The equity interest held by Series of the Trust is shown as investments in unconsolidated Trading Companies or investments in private investment companies in the consolidated statements of financial condition. The income or loss attributable thereto in proportion of investment level is shown in the consolidated statements of operations as change in fair value of investments in unconsolidated Trading Companies or net unrealized gain/(loss) on private investment companies.

Galaxy Plus entities are co-mingled investment vehicles. In addition to the Series, there are other non-affiliated investors in the Galaxy Plus Platform. Subscriptions and redemptions by these non-affiliated investors will have a direct impact on the Series ownership percentage in the Galaxy Plus Platform. It is expected that ownership percentage will fluctuate (sometimes significantly) on a week-by-week basis which could also result in frequent changes in the consolidating Series. Such fluctuations make consolidating the financial statements of the Galaxy Plus entities both impractical and misleading. Non-consolidation of these Galaxy Plus entities presents a more useful financial statement for the readers. As such, management has decided that presenting Galaxy Plus entities on a non-consolidated basis as investments in other investments companies (a “fund of funds” approach) is appropriate and preferable to the users of these financial statements. Refer to Note 5 for additional disclosures related to these private investment companies.

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

Receivable from Futures Commission Merchants—The Series of the Trust deposit assets with a FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust, with respect to the Series, earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of June 30, 2023 and December 31, 2022 included restricted cash for margin requirements of $444,875 and $320,939 respectively, for the Frontier Balanced Fund.

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

Each Series is charged service fees as outlined above. In some cases, amounts paid to selling agents might be less than the amount charged to the Series. When this occurs, the service fee is rebated back to the investor in the form of additional units. During 2022, 2021 and 2020, the Series were not allowed to issue additional units. The Managing Owner has determined that the purchase of additional units of the relevant Series will commence in 2023 when the Series are allowed to sell shares again. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as subscriptions in advance for service fee rebates of $22,650, $393, $31,725, $399,078, $22,343, $163,866 and $83,483 for the Frontier Diversified, Long/Short Commodity, Masters, Balanced, Select, Global and Heritage Funds, respectively, as of June 30, 2023.

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

The following table summarizes investment in each Series measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value.

June 30, 2023	Practical Expedient	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$44,936	$-	$-	$-	$44,936
U.S. Treasury Securities	-	14,160	-	-	14,160
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	24,249	-	-	-	24,249
U.S. Treasury Securities	-	7,641	-	-	7,641
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	28,344	-	-	-	28,344
U.S. Treasury Securities	-	8,932	-	-	8,932
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	111,267	-	-	-	111,267
Open Trade Equity (Deficit)		59,775	-	-	59,775
U.S. Treasury Securities	-	35,063	-	-	35,063
Frontier Select Fund			-
Investment in Unconsolidated Trading Companies	27,603	-	-	-	27,603
U.S. Treasury Securities	-	8,698	-	-	8,698
Frontier Global Fund			-
Investment in Unconsolidated Trading Companies	-	-	-	-	-
U.S. Treasury Securities	-	-	-	-	-
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	-	-	-	-	-
U.S. Treasury Securities	-	-	-	-	-

December 31, 2022	Practical Expedient	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$28,671	$-	$-	$-	$28,671
U.S. Treasury Securities	-	42,198	-	-	42,198
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	11,418	-	-	-	11,418
U.S. Treasury Securities	-	16,805	-	-	16,805
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	23,810	-	-	-	23,810
U.S. Treasury Securities	-	35,044	-	-	35,044
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	136,169	-	-	-	136,169
Open Trade Equity (Deficit)	-	1,670	-	-	1,670
U.S. Treasury Securities	-	200,417	-	-	200,417
Frontier Select Fund
Investment in Unconsolidated Trading Companies	20,414	-	-	-	20,414
U.S. Treasury Securities	-	30,046	-	-	30,046
Frontier Global Fund
Investment in Unconsolidated Trading Companies	16,200	-	-	-	16,200
U.S. Treasury Securities	-	23,843	-	-	23,843
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	27,970	-	-	-	27,970
U.S. Treasury Securities	-	41,167	-	-	41,167

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of June 30, 2023, none of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain swaps and is recorded as collateral within the swap fair value within the Statements of Financial Condition. The cash held with the counterparty is not restricted.

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

The Galaxy Plus entities are made up of feeder funds in which the Trust invests and master trading entities into which the feeder funds invest. No investment held by the Galaxy Plus Platform master trading entity is greater than 5% of the Trust’s total capital.

The following table summarizes each of the Series’ investments in unconsolidated Trading Companies as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023		As of December 31, 2022
	Percentage of		Percentage of
	Series Total		Series Total
	Capital Invested in		Capital Invested in
Series	Unconsolidated Trading Companies	Fair Value	Unconsolidated Trading Companies	Fair Value

Frontier Diversified Series —
Frontier Trading Company XXXVIII	1.99%	$44,936	1.00%	$28,671
Frontier Masters Fund ---
Frontier Trading Company XXXVIII	4.40%	$24,249	1.64%	$11,418
Frontier Long/Short Commodity Fund ---
Frontier Trading Company XXXVIII	2.88%	$28,344	1.75%	$23,810
Frontier Balanced Fund ---
Frontier Trading Company XXXVIII	1.53%	$111,267	1.46%	$136,169
Frontier Select Fund ---
Frontier Trading Companies XXXVIII	2.61%	$27,603	1.36%	$20,414
Frontier Global Fund ---
Frontier Trading Company XXXVIII	0.00%	$-	0.57%	$16,200
Frontier Heritage Fund ---
Frontier Trading Company XXXVIII	0.00%	$-	0.91%	$27,970

The following tables summarize each of the Series’ equity in earnings from unconsolidated Trading Companies and private investment companies for the three and six months ended June 30, 2023 and 2022.

Three months ended June 30, 2023 and 2022

	Three Months Ended June, 2023				Three Months Ended June, 2022
			Change in	Net			Change in	Net
	Trading	Realized	Unrealized	Income	Trading	Realized	Unrealized	Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)
Frontier Balanced Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$6,476	$6,476	$-	$-	$26,281	$26,281
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(1,430)	177,676	48,686	224,932	(1,198)	64,749	510,758	574,309
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(776)	(106,606)	176,841	69,459	(2,762)	(1,175)	(554,905)	(558,842)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(4,841)	(11,376)	98,023	81,806	(5,953)	22,201	125,780	142,028
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(1,429)	6,912	98,746	104,229	(1,499)	76,787	199,379	274,667
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(2,379)	111,014	(141,236)	(32,601)	(5,859)	47,595	505,927	547,663
Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC)	(582)	(51,393)	201,066	149,091	(696)	42,393	423,641	465,338
Total	$(11,437)	$126,227	$488,602	$603,392	$(17,967)	$252,550	$1,236,861	$1,471,444

Frontier Global Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(15,159)	$(15,159)	$-	$-	$2,757	$2,757
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(2,005)	354,004	(50,009)	301,990	(1,401)	218,519	495,134	712,252
Total	$(2,005)	$354,004	$(65,168)	$286,831	$(1,401)	$218,519	497,891	$715,009

Frontier Select Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$5,202	$5,202	$-	$-	$1,675	$1,675
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(1,357)	46,508	(68,489)	(23,338)	(2,679)	29,702	229,861	256,884
Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC)	(265)	(13,549)	77,655	63,841	(259)	15,464	159,927	175,132
Total	$(1,622)	$32,959	$14,368	$45,705	$(2,938)	$45,166	$391,463	$433,691

Frontier Heritage Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(14,344)	$(14,344)	$-	$-	$1,686	$1,686
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(1,751)	126,986	(125,235)	-	(1,156)	113,092	450,205	562,141
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(1,008)	24,605	(23,597)	-	(1,982)	44,122	149,652	191,792
Total	$(2,759)	$151,591	$(163,176)	$(14,344)	$(3,138)	$157,214	$601,543	$755,619

Frontier Long/Short Commodity Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$10,726	$10,726	$-	$-	$2,441	$2,441
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(38)	4,982	(61,961)	(57,017)	(450)	(1,635)	51,265	49,180
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(686)	6,365	(18,596)	(12,917)	(1,328)	24,542	102,433	125,647
Galaxy Plus Fund - Volt Diversified Alpha Feeder Fund (550) LLC	(254)	(6,105)	(5,065)	(11,424)	(424)	2,036	48,556	50,168
Total	$(978)	$5,242	$(74,896)	$(70,632)	$(2,202)	$24,943	$204,695	$227,436

Frontier Diversified Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$4,382	$4,382	$-	$-	$46,111	$46,111
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(494)	101,774	(9,823)	91,457	(445)	52,629	163,231	215,415
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(597)	-	21,254	20,657	(1,489)	(793)	(297,405)	(299,687)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(1,370)	(1,745)	17,831	14,716	(1,402)	4,160	30,541	33,299
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(503)	3,600	29,921	33,018	(562)	36,846	70,375	106,659
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(725)	5,535	(21,481)	(16,671)	(1,391)	30,000	99,775	128,384
Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC)	(113)	(6,914)	32,636	25,609	(134)	11,869	79,104	90,839
Total	$(3,802)	$102,250	$74,720	$173,168	$(5,423)	$134,711	$191,732	$321,020

Frontier Masters Fund
Frontier Trading Company XXXVIII, LLC	$-	$	$3,216	$3,216	$-	$-	$1,460	$1,460
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(222)	20,168	12,891	32,837	(160)	30,212	49,270	79,322
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(294)	(9,759)	4,669	(5,384)	(533)	6,788	44,365	50,620
Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC)	(85)	(1,588)	22,221	20,548	(79)	1,302	51,983	53,206
Total	$(601)	$8,821	$42,997	$51,217	$(772)	$38,302	$147,078	$184,608

Six months ended June 30, 2023 and 2022

	Six Months Ended June, 2023				Six Months Ended June, 2022
			Change in	Net			Change in	Net
	Trading	Realized	Unrealized	Income	Trading	Realized	Unrealized	Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)

Frontier Balanced Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(6,399)	$(6,399)	$-	$-	$49,464	$49,464
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(2,790)	228,539	(314,133)	(88,384)	(2,251)	111,283	1,208,154	1,317,186
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(2,016)	(228,956)	230,656	(316)	(6,568)	(65,983)	(1,133,779)	(1,206,330)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(9,608)	(20,506)	(138,678)	(168,792)	(10,075)	14,978	926,945	931,848
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(3,030)	40,017	(288,321)	(251,334)	(3,688)	76,931	895,000	968,243
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(5,689)	234,143	(577,578)	(349,124)	(12,525)	203,357	1,094,296	1,285,128
Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC	(1,515)	(80,912)	(144,789)	(227,216)	(1,268)	42,799	742,166	783,697
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	-	-	-	-	-	(1,267,772)	1,265,741	(2,031)
Total	$(24,648)	$172,325	$(1,239,242)	$(1,091,565)	$(36,375)	$(884,407)	$5,047,987	$4,127,205

Frontier Global Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(18,636)	$(18,636)	$-	$-	$11,307	$11,307
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(4,042)	434,967	(641,606)	(210,681)	(2,791)	364,588	1,371,424	1,733,221
Total	$(4,042)	$434,967	$(660,242)	$(229,317)	$(2,791)	$364,588	$1,382,731	$1,744,528

Frontier Select Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$2,991	$2,991	$-	$-	$6,829	$6,829
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(3,191)	61,230	(263,668)	(205,629)	(5,357)	92,987	514,150	601,780
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	-	-	-	-	-	(577,421)	576,576	(845)
Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC	(630)	(18,070)	(80,124)	(98,824)	(475)	16,064	278,000	293,589
Total	$(3,821)	$43,160	$(340,801)	$(301,462)	$(5,832)	$(468,370)	$1,375,555	$901,353

Frontier Heritage Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(17,505)	$(17,505)	$-	$-	$9,958	$9,958
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(3,436)	148,411	(577,281)	(432,306)	(2,197)	138,790	1,182,903	1,319,496
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(2,295)	46,969	(174,080)	(129,406)	(4,171)	94,179	366,447	456,455
Total	$(5,731)	$195,380	$(768,866)	$(579,217)	$(6,368)	$232,969	$1,559,308	$1,785,909

Frontier Long/Short Commodity Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$8,518	$8,518	$-	$-	$8,268	$8,268
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(149)	6,072	(65,400)	(59,477)	(720)	(25,559)	138,281	112,002
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(1,546)	14,946	(112,938)	(99,538)	(2,701)	55,551	248,010	300,860
Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC)	(506)	(6,868)	(37,296)	(44,670)	(2,878)	(4,001)	122,465	115,586
Total	$(2,201)	$14,150	$(207,116)	$(195,167)	$(6,299)	$25,991	$517,024	$536,716

Frontier Diversified Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$1,267	$1,267	$-	$-	$16,646	$16,646
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(1,045)	116,658	(153,911)	(38,298)	(846)	79,396	422,191	500,741
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(1,318)	(8,332)	(18,589)	(28,239)	(3,469)	(16,987)	(606,669)	(627,125)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(2,623)	(946)	(45,484)	(49,053)	(2,348)	4,143	210,721	212,516
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(1,079)	28,202	(122,657)	(95,534)	(1,608)	42,825	337,039	378,256
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(1,677)	10,879	(117,733)	(108,531)	(2,867)	56,122	253,080	306,335
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	-	-	-	-	-	(475,537)	475,138	(399)
Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC	(270)	(10,509)	(29,179)	(39,958)	(244)	11,869	141,776	153,401
Total	$(8,012)	$135,952	$(486,286)	$(358,346)	$(11,382)	$(298,169)	$1,249,922	$940,371

Frontier Masters Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$1,444	$1,444	$-	$-	$5,929	$5,929
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(426)	45,702	(64,680)	(19,404)	(334)	43,479	163,111	206,256
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(711)	(10,406)	(36,576)	(47,693)	(1,217)	82,270	59,343	140,396
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	-	-	-	-	-	(318,722)	318,480	(242)
Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC	(198)	(3,498)	(25,430)	(29,126)	(143)	1,443	86,626	87,926
Total	$(1,335)	$31,798	$(125,242)	$(94,779)	$(1,694)	$(191,530)	$633,489	$440,265

The Series investments in private investment companies have certain redemption and liquidity restrictions which are described in the following table:

	Redemptions	Redemptions	Liquidity
	Notice Period	Permitted	Restrictions
Frontier Diversified Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None

Frontier Masters Fund
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None

Frontier Long/Short Commodity Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - Volt Diversified Alpha Feeder Fund (550) LLC)	24 hours	Daily	None
Galaxy Plus Fund - LRR Feeder Fund (552) LLC)	24 hours	Daily	None

Frontier Balanced Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None

Frontier Select Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None

Frontier Global Fund
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None

Frontier Heritage Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None

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

The Managing Owner has determined that the purchase of additional units of the relevant series will commence in 2023. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $22,650, $393, $31,725, $399,078, $22,343, $163,866 and $83,483 for the Frontier Diversified, Long/Short Commodity, Masters, Balanced, Select, Global and Heritage Funds, respectively, as of June 30, 2023.

The following table summarizes fees earned by the Managing Owner for the three and six months ended June 30, 2023 and 2022.

Three Months Ended June 30, 2023	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	$-	$209	$20,277
Frontier Masters Fund	-	-	76	8,831
Frontier Long/Short Commodity Fund	-	-	48	7,718
Frontier Balanced Fund	-	4,280	40,823	77,658
Frontier Select Fund	-	-	7,371	8,210
Frontier Global Fund	-	-	15,576	27,960
Frontier Heritage Fund	-	-	16,718	27,083

Three Months Ended June 30, 2022	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	$-	$314	$34,703
Frontier Masters Fund	-	-	151	14,083
Frontier Long/Short Commodity Fund	-	-	70	10,582
Frontier Balanced Fund	17,119	4,475	75,296	132,234
Frontier Select Fund	-	-	14,957	16,193
Frontier Global Fund	-	-	22,797	37,908
Frontier Heritage Fund	-	-	25,084	37,092

Six Months Ended June 30, 2023	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	$-	$435	$44,853
Frontier Masters Fund	-	-	177	19,170
Frontier Long/Short Commodity Fund	(5,126)	-	101	17,290
Frontier Balanced Fund	-	8,518	88,474	172,101
Frontier Select Fund	-	-	16,992	19,319
Frontier Global Fund	-	-	33,249	60,385
Frontier Heritage Fund	-	-	35,533	57,875

Six Months Ended June 30, 2022	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	-	$565	$62,296
Frontier Masters Fund	-	-	267	25,864
Frontier Long/Short Commodity Fund	-	-	126	19,050
Frontier Balanced Fund	93,391	8,878	136,659	234,498
Frontier Select Fund	-	-	25,882	28,054
Frontier Global Fund	-	-	39,786	68,257
Frontier Heritage Fund	-	-	43,465	64,248

The following table summarizes fees payable to the Managing Owner as of June 30, 2023 and December 31, 2022.

As of June 30, 2023	Incentive (Rebate) Fees	Management Fees	Interest Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$-	$-	$-	$71	$6,712
Frontier Masters Fund	-	-	-	25	3,004
Frontier Long/Short Commodity Fund	-	-	210	15	2,466
Frontier Balanced Fund	692	1,357	1,978	12,185	26,302
Frontier Select Fund	-	-	905	2,363	2,678
Frontier Global Fund	-	-	-	4,575	9,086
Frontier Heritage Fund	-	-	-	5,009	9,333

As of December 31, 2022	Incentive (Rebate) Fees	Management Fees	Interest Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$-	$-	$-	$85	$9,653
Frontier Masters Fund	-	-	-	43	4,443
Frontier Long/Short Commodity Fund	-	-	53	21	3,447
Frontier Balanced Fund	692	1,573	2,306	16,784	36,946
Frontier Select Fund	-	-	342	3,630	4,454
Frontier Global Fund	-	-	302	6,437	12,480
Frontier Heritage Fund	-	-	447	6,432	11,679

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

The following table outlines the interest paid by each Series to the Managing Owner and its ratio to average net assets for the three and six months ended June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Three Months Ended	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Ratio to Average Net Assets	Ratio to Average Net Assets

Frontier Diversified Fund Class 1	$-	$-	0.00%	0.00%
Frontier Diversified Fund Class 2	-	-	0.00%	0.00%
Frontier Diversified Fund Class 3	-	-	0.00%	0.00%
Frontier Masters Fund Class 1	-	-	0.00%	0.00%
Frontier Masters Fund Class 2	-	-	0.00%	0.00%
Frontier Masters Fund Class 3	-	-	0.00%	0.00%
Frontier Long/Short Commodity Fund Class 2	8	4	0.04%	0.01%
Frontier Long/Short Commodity Fund Class 3	293	127	0.04%	0.01%
Frontier Long/Short Commodity Fund Class 1a	-	-	0.00%	0.00%
Frontier Long/Short Commodity Fund Class 2a	-	-	0.00%	0.00%
Frontier Long/Short Commodity Fund Class 3a	-	-	0.00%	0.00%
Frontier Balanced Fund Class 1	3,516	4,299	0.07%	0.04%
Frontier Balanced Fund Class 1AP	40	41	0.07%	0.04%
Frontier Balanced Fund Class 2	798	935	0.07%	0.04%
Frontier Balanced Fund Class 2a	4	6	0.01%	0.01%
Frontier Balanced Fund Class 3a	51	48	0.01%	0.01%
Frontier Select Fund Class 1	1,324	768	0.13%	0.04%
Frontier Select Fund Class 1AP	11	6	0.14%	0.04%
Frontier Select Fund Class 2	78	39	0.14%	0.04%
Frontier Global Fund Class 1	(825)	1,325	-0.04%	0.04%
Frontier Global Fund Class 1AP	-	-	0.00%	0.00%
Frontier Global Fund Class 2	(38)	65	-0.04%	0.04%
Frontier Heritage Fund Class 1	(395)	1,005	-0.02%	0.03%
Frontier Heritage Fund Class 1AP	(2)	4	-0.02%	0.03%
Frontier Heritage Fund Class 2	(35)	88	-0.02%	0.03%
Total	$4,828	$8,760

	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Six months ended June 30	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Ratio to Average Net Assets	Ratio to Average Net Assets

Frontier Diversified Fund Class 1	$-	$-	0.00%	0.00%
Frontier Diversified Fund Class 2	-	-	0.00%	0.00%
Frontier Diversified Fund Class 3	-	-	0.00%	0.00%
Frontier Masters Fund Class 1	-	-	0.00%	0.00%
Frontier Masters Fund Class 2	-	-	0.00%	0.00%
Frontier Masters Fund Class 3	-	-	0.00%	0.00%
Frontier Long/Short Commodity Fund Class 2	11	7	0.05%	0.02%
Frontier Long/Short Commodity Fund Class 3	403	233	0.05%	0.02%
Frontier Long/Short Commodity Fund Class 1a	-	-	0.00%	0.00%
Frontier Long/Short Commodity Fund Class 2a	-	-	0.00%	0.00%
Frontier Long/Short Commodity Fund Class 3a	-	-	0.00%	0.00%
Frontier Balanced Fund Class 1	6,213	6,649	0.11%	0.07%
Frontier Balanced Fund Class 1AP	69	62	0.11%	0.07%
Frontier Balanced Fund Class 2	1,412	1,428	0.11%	0.07%
Frontier Balanced Fund Class 2a	7	9	0.02%	0.01%
Frontier Balanced Fund Class 3a	87	73	0.02%	0.01%
Frontier Select Fund Class 1	2,088	1,361	0.18%	0.08%
Frontier Select Fund Class 1AP	17	11	0.19%	0.08%
Frontier Select Fund Class 2	119	70	0.19%	0.08%
Frontier Global Fund Class 1	23	2,164	0.00%	0.08%
Frontier Global Fund Class 1AP	-	-	0.00%	0.00%
Frontier Global Fund Class 2	6	138	0.00%	0.08%
Frontier Heritage Fund Class 1	356	1,858	0.01%	0.06%
Frontier Heritage Fund Class 1AP	2	8	0.01%	0.06%
Frontier Heritage Fund Class 2	30	169	0.01%	0.06%
Total	$10,843	$14,240

7. Financial Highlights

The following information presents the financial highlights of the Series for the three and six months ended June 30, 2023, and 2022. This data has been derived from the information presented in the consolidated financial statements.

For the three months ended June 30, 2023

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	Class 2	Class 3	Class 2	Class 3	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, March 31, 2023	$77.57	$73.08	$73.31	$69.33	$99.18	$65.04	$104.04	$69.03
Net operating results:
Interest income	0.05	0.05	0.12	0.12	0.15	0.10	0.16	0.10
Expenses	(0.76)	(0.71)	(1.28)	(1.23)	(0.68)	(0.45)	(0.72)	(0.48)
Net gain/(loss) on investments, net of non-controlling interests	9.34	8.84	9.43	8.99	(10.44)	(6.52)	(10.95)	(6.89)
Net income/(loss)	8.64	8.18	8.27	7.87	(10.98)	(6.88)	(11.51)	(7.27)
Net asset value, June 30, 2023	$86.21	$81.26	$81.58	$77.20	$88.20	$58.16	$92.53	$61.76

Ratios to average net assets
Net investment income/(loss)	-3.51%	-3.51%	-6.20%	-6.20%	-2.31%	-2.31%	-2.31%	-2.31%
Expenses before incentive fees (3)(4)	3.77%	3.77%	6.85%	6.85%	2.95%	2.95%	2.95%	2.95%
Expenses after incentive fees (3)(4)	3.77%	3.77%	6.85%	6.85%	2.95%	2.95%	2.95%	2.95%
Total return before incentive fees (2)	11.13%	11.19%	11.28%	11.35%	-11.07%	-10.57%	-11.07%	-10.53%
Total return after incentive fees (2)	11.13%	11.19%	11.28%	11.35%	-11.07%	-10.57%	-11.07%	-10.53%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, March 31, 2023	$75.69	$98.07	$132.25	$114.96	$114.57	$53.64	$69.57	$92.32
Net operating results:
Interest income	0.03	0.04	1.59	0.04	0.04	0.00	0.00	0.00
Expenses	(1.56)	(1.23)	(54.82)	(1.44)	(1.44)	(0.83)	(0.55)	(0.73)
Net gain/(loss) on investments, net of non-controlling interests	9.11	11.84	67.58	13.95	13.89	3.12	4.07	5.40
Net income/(loss)	7.58	10.64	14.35	12.54	12.49	2.29	3.52	4.67
Net asset value, June 30, 2023	$83.27	$108.71	$146.60	$127.50	$127.06	$55.93	$73.09	$96.99

Ratios to average net assets
Net investment income/(loss)	-7.77%	-4.67%	-4.67%	-4.67%	-4.67%	-6.13%	-3.13%	-3.13%
Expenses before incentive fees (3)(4)	7.90%	4.81%	4.81%	4.81%	4.81%	6.13%	3.13%	3.13%
Expenses after incentive fees (3)(4)	7.90%	4.81%	4.81%	4.81%	4.81%	6.13%	3.13%	3.13%
Total return before incentive fees (2)	10.02%	10.85%	10.85%	10.91%	10.90%	4.27%	5.06%	5.06%
Total return after incentive fees (2)	10.02%	10.85%	10.85%	10.91%	10.90%	4.27%	5.06%	5.06%

Incentive fee per share	-	-	-	-	-	-	-	-
Incentive Fee to ANA	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

	Frontier Global Fund		Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, March 31, 2023	$147.83	$238.92	$123.11	$159.65	$213.66
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00
Expenses	(3.17)	(3.25)	(2.37)	(1.84)	(2.46)
Net gain/(loss) on investments, net of non-controlling interests	28.41	46.15	15.78	20.58	27.53
Net income/(loss)	25.24	42.90	13.42	18.74	25.07
Net asset value, June 30, 2023	$173.07	$281.82	$136.53	$178.39	$238.73

Ratios to average net assets
Net investment income/(loss)	-8.14%	-5.14%	-7.43%	-4.43%	-4.43%
Expenses before incentive fees (3)(4)	8.14%	5.14%	7.43%	4.43%	4.43%
Expenses after incentive fees (3)(4)	8.14%	5.14%	7.43%	4.43%	4.43%
Total return before incentive fees (2)	17.07%	17.96%	10.90%	11.74%	11.74%
Total return after incentive fees (2)	17.07%	17.96%	10.90%	11.74%	11.74%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the consolidated statements of operations of the Series, see footnote 6.

(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees is included in the total return.

For the three months ended June 30, 2022

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	Class 2	Class 3	Class 2	Class 3	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, March 31, 2022	$107.81	$101.30	$96.44	$90.68	$112.78	$73.60	$118.31	$77.92
Net operating results:
Interest income	0.04	0.04	0.08	0.07	0.06	0.04	0.06	0.04
Expenses	(1.11)	(1.04)	(1.84)	(1.73)	(0.83)	(0.54)	(0.87)	(0.58)
Net gain/(loss) on investments, net of non-controlling interests	7.88	7.48	23.38	22.12	17.49	11.50	18.35	12.23
Net income/(loss)	6.82	6.48	21.62	20.46	16.72	10.99	17.54	11.69
Net asset value, June 30, 2022	$114.63	$107.78	$118.06	$111.44	$129.50	$84.59	$135.85	$89.61

Ratios to average net assets
Net investment income/(loss)	-3.58%	-3.58%	-6.22%	-6.22%	-2.55%	-2.55%	-2.55%	-2.55%
Expenses before incentive fees (3)(4)	3.73%	3.73%	6.49%	6.49%	2.74%	2.74%	2.74%	2.74%
Expenses after incentive fees (3)(4)	3.73%	3.73%	6.49%	6.49%	2.74%	2.74%	2.74%	2.74%
Total return before incentive fees (2)	6.32%	6.40%	22.42%	22.57%	14.83%	14.94%	14.83%	15.01%
Total return after incentive fees (2)	6.32%	6.40%	22.42%	22.57%	14.83%	14.94%	14.83%	15.01%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, March 31, 2022	$106.82	$134.33	$181.14	$157.24	$156.71	$83.58	$105.20	$139.61
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(2.37)	(1.84)	(67.47)	(2.16)	(2.15)	(1.48)	(0.94)	(1.25)
Net gain/(loss) on investments, net of non-controlling interests	13.98	17.55	88.66	20.43	20.54	19.90	25.10	33.30
Net income/(loss)	11.61	15.71	21.19	18.27	18.38	18.43	24.16	32.05
Net asset value, June 30, 2022	$118.43	$150.04	$202.33	$175.51	$175.09	$102.01	$129.36	$171.66

Ratios to average net assets
Net investment income/(loss)	-7.57%	-4.51%	-4.51%	-4.51%	-4.51%	-6.08%	-3.07%	-3.07%
Expenses before incentive fees (3)(4)	7.44%	4.38%	4.38%	4.38%	4.38%	6.08%	3.07%	3.07%
Expenses after incentive fees (3)(4)	7.57%	4.51%	4.51%	4.51%	4.51%	6.08%	3.07%	3.07%
Total return before incentive fees (2)	11.00%	11.83%	11.83%	11.76%	11.87%	22.05%	22.96%	22.96%
Total return after incentive fees (2)	10.87%	11.69%	11.70%	11.62%	11.73%	22.05%	22.96%	22.96%

Incentive fee per share	0.16	0.20	7.40	0.24	0.24	-	-	-
Incentive Fee to ANA	0.13%	0.13%	0.13%	0.13%	0.13%	0.00%	0.00%	0.00%

	Frontier Global Fund		Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, March 31, 2022	$161.90	$253.94	$148.27	$186.60	$249.73
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00
Expenses	(3.76)	(3.64)	(3.09)	(2.24)	(2.99)
Net gain/(loss) on investments, net of non-controlling interests	41.96	65.90	35.59	44.86	60.02
Net income/(loss)	38.19	62.26	32.50	42.62	57.03
Net asset value, June 30, 2022	$200.09	$316.20	$180.77	$229.22	$306.76

Ratios to average net assets
Net investment income/(loss)	-7.79%	-4.78%	-7.08%	-4.07%	-4.07%
Expenses before incentive fees (3)(4)	7.79%	4.78%	7.08%	4.07%	4.07%
Expenses after incentive fees (3)(4)	7.79%	4.78%	7.08%	4.07%	4.07%
Total return before incentive fees (2)	23.59%	24.52%	21.92%	22.84%	22.84%
Total return after incentive fees (2)	23.59%	24.52%	21.92%	22.84%	22.84%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the consolidated statements of operations of the Series, see footnote 6.

(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees is included in the total return.

For the six months ended June 30, 2023

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	Class 2	Class 3	Class 2	Class 3	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2022	$96.37	$90.72	$94.64	$89.45	$109.65	$71.93	$115.03	$76.29
Net operating results:
Interest income	0.09	0.08	0.21	0.20	0.20	0.13	0.20	0.14
Expenses	(1.61)	(1.52)	(2.76)	(2.59)	(1.04)	(0.68)	(1.09)	(0.73)
Net gain/(loss) on investments, net of non-controlling interests	(8.64)	(8.03)	(10.51)	(9.86)	(20.60)	(13.21)	(21.62)	(13.94)
Net income/(loss)	(10.16)	(9.46)	(13.06)	(12.25)	(21.45)	(13.77)	(22.50)	(14.53)
Net asset value, June 30, 2023	$86.21	$81.26	$81.58	$77.20	$88.20	$58.16	$92.53	$61.76

Ratios to average net assets
Net investment income/(loss)	-3.64%	-3.64%	-6.25%	-6.25%	-2.16%	-2.16%	-2.16%	-2.25%
Expenses before incentive fees (3)(4)	3.85%	3.85%	6.77%	6.77%	2.99%	2.99%	2.99%	3.18%
Expenses after incentive fees (3)(4)	3.85%	3.85%	6.77%	6.77%	2.99%	2.99%	2.99%	3.18%
Total return before incentive fees (2)	-10.55%	-10.43%	-13.80%	-13.69%	-19.56%	-19.14%	-19.56%	-19.04%
Total return after incentive fees (2)	-10.55%	-10.43%	-13.80%	-13.69%	-19.56%	-19.14%	-19.56%	-19.04%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2022	$99.17	$127.56	$172.01	$149.47	$148.96	$71.23	$91.71	$121.70
Net operating results:
Interest income	0.04	0.05	0.06	0.06	0.06	0.00	0.00	0.00
Expenses	(3.33)	(2.63)	(3.56)	(3.09)	(3.07)	(1.85)	(1.24)	(1.64)
Net gain/(loss) on investments, net of non-controlling interests	(12.61)	(16.26)	(21.92)	(18.93)	(18.88)	(13.44)	(17.39)	(23.07)
Net income/(loss)	(15.90)	(18.85)	(25.41)	(21.97)	(21.90)	(15.30)	(18.62)	(24.71)
Net asset value, June 30, 2023	$83.27	$108.71	$146.60	$127.50	$127.06	$55.93	$73.09	$96.99

Ratios to average net assets
Net investment income/(loss)	-7.86%	-4.77%	-4.77%	-4.77%	-4.77%	-6.19%	-3.20%	-3.20%
Expenses before incentive fees (3)(4)	7.95%	4.86%	4.86%	4.86%	4.86%	6.19%	3.20%	3.20%
Expenses after incentive fees (3)(4)	7.95%	4.86%	4.86%	4.86%	4.86%	6.19%	3.20%	3.20%
Total return before incentive fees (2)	-16.03%	-14.78%	-14.77%	-14.70%	-14.70%	-21.48%	-20.30%	-20.31%
Total return after incentive fees (2)	-16.03%	-14.78%	-14.77%	-14.70%	-14.70%	-21.48%	-20.30%	-20.31%

Incentive fee per share	-	-	-	-	-	-	-	-
Incentive Fee to ANA	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

	Frontier Global Fund		Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2022	$185.27	$297.25	$154.14	$198.42	$265.55
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00
Expenses	(6.55)	(6.72)	(4.96)	(3.84)	(5.14)
Net gain/(loss) on investments, net of non-controlling interests	(5.65)	(8.71)	(12.66)	(16.19)	(21.67)
Net income/(loss)	(12.20)	(15.43)	(17.61)	(20.03)	(26.82)
Net asset value, June 30, 2023	$173.07	$281.82	$136.53	$178.39	$238.73

Ratios to average net assets
Net investment income/(loss)	-8.17%	-5.18%	-7.45%	-4.46%	-4.46%
Expenses before incentive fees (3)(4)	8.17%	5.18%	7.45%	4.46%	4.46%
Expenses after incentive fees (3)(4)	8.17%	5.18%	7.45%	4.46%	4.46%
Total return before incentive fees (2)	-6.59%	-5.19%	-11.43%	-10.09%	-10.10%
Total return after incentive fees (2)	-6.59%	-5.19%	-11.43%	-10.09%	-10.10%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the consolidated statements of operations of the Series, see footnote 6.

(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees is included in the total return.

For the six months ended June 30, 2022

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	Class 2	Class 3	Class 2	Class 3	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2021	$88.98	$83.56	$70.17	$66.15	$89.97	$58.75	$94.38	$62.16
Net operating results:
Interest income	0.08	0.08	0.15	0.14	0.10	0.07	0.11	0.07
Expenses	(1.96)	(1.83)	(3.10)	(2.90)	(1.47)	(0.96)	(1.54)	(1.02)
Net gain/(loss) on investments, net of non-controlling interests	27.52	25.97	50.84	48.06	40.90	26.74	42.90	28.40
Net income/(loss)	25.65	24.22	47.89	45.29	39.53	25.84	41.47	27.45
Net asset value, June 30, 2022	$114.63	$107.78	$118.06	$111.44	$129.50	$84.59	$135.85	$89.61

Ratios to average net assets
Net investment income/(loss)	-3.53%	-3.53%	-6.20%	-6.20%	-2.53%	-2.53%	-2.53%	-2.53%
Expenses before incentive fees (3)(4)	3.69%	3.69%	6.51%	6.51%	2.72%	2.72%	2.72%	2.72%
Expenses after incentive fees (3)(4)	3.69%	3.69%	6.51%	6.51%	2.72%	2.72%	2.72%	2.72%
Total return before incentive fees (2)	28.82%	28.98%	68.25%	68.47%	43.94%	43.99%	43.94%	44.17%
Total return after incentive fees (2)	28.82%	28.98%	68.25%	68.47%	43.94%	43.99%	43.94%	44.17%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2021	$82.82	$103.38	$139.40	$120.98	$120.57	$63.39	$79.21	$105.10
Net operating results:
Interest income	-	-	-	-	-	-	-	-
Expenses	(4.69)	(3.90)	(5.26)	(4.55)	(4.57)	(2.53)	(1.62)	(2.13)
Net gain/(loss) on investments, net of non-controlling interests	40.30	50.56	68.19	59.08	59.09	41.15	51.77	68.69
Net income/(loss)	35.61	46.66	62.93	54.53	54.52	38.62	50.15	66.56
Net asset value, June 30, 2022	$118.43	$150.04	$202.33	$175.51	$175.09	$102.01	$129.36	$171.66

Ratios to average net assets
Net investment income/(loss)	-8.20%	-5.13%	-5.13%	-5.13%	-5.13%	-6.09%	-3.08%	-3.08%
Expenses before incentive fees (3)(4)	7.39%	4.32%	4.32%	4.32%	4.32%	6.09%	3.08%	3.08%
Expenses after incentive fees (3)(4)	8.20%	5.13%	5.13%	5.13%	5.13%	6.09%	3.08%	3.08%
Total return before incentive fees (2)	43.80%	45.94%	45.95%	45.89%	46.03%	60.92%	63.31%	63.33%
Total return after incentive fees (2)	42.99%	45.13%	45.14%	45.08%	45.22%	60.92%	63.31%	63.33%

Incentive fee per share	0.85	1.07	1.44	1.25	1.25	-	-	-
Incentive Fee to ANA	0.81%	0.81%	0.81%	0.81%	0.81%	0.00%	0.00%	0.00%

	Frontier Global Fund		Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2021	$109.45	$170.40	$103.43	$129.19	$172.91
Net operating results:
Interest income	-	-	-	-	-
Expenses	(6.33)	(5.74)	(5.22)	(3.79)	(5.02)
Net gain/(loss) on investments, net of non-controlling interests	96.97	151.54	82.56	103.82	138.87
Net income/(loss)	90.64	145.80	77.34	100.03	133.85
Net asset value, June 30, 2022	$200.09	$316.20	$180.77	$229.22	$306.76

Ratios to average net assets
Net investment income/(loss)	-7.87%	-4.86%	-7.08%	-4.07%	-4.07%
Expenses before incentive fees (3)(4)	7.87%	4.86%	7.08%	4.07%	4.07%
Expenses after incentive fees (3)(4)	7.87%	4.86%	7.08%	4.07%	4.07%
Total return before incentive fees (2)	82.82%	85.56%	74.78%	77.43%	77.41%
Total return after incentive fees (2)	82.82%	85.56%	74.78%	77.43%	77.41%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the consolidated statements of operations of the Series, see footnote 6.

(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees is included in the total return.

8. Derivative Instruments and Hedging Activities

The Series’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Series do not enter into or hold positions for hedging purposes as defined under ASC 815, Derivatives and Hedging (“ASC 815”). The detail of the fair value of the Series’ derivatives by instrument types as of June 30, 2023 and 2022 is included in the consolidated condensed schedules of investments. See Note 4 for further disclosure related to each Series’ position in swap contracts.

The following tables summarize the monthly averages of futures contracts bought and sold for each respective Series of the Trust:

For the Three Months Ended June 30, 2023

Monthly average contracts:

	Bought	Sold

Frontier Balanced Fund	301	272

For the Three Months Ended June 30, 2022

Monthly average contracts:

	Bought	Sold

Frontier Balanced Fund	328	329

For the Six Months Ended June 30, 2023

Monthly average contracts:

	Bought	Sold

Frontier Balanced Fund	307	288

For the Six Months Ended June 30, 2022

Monthly average contracts:

	Bought	Sold

Frontier Balanced Fund	350	349

The following tables summarize the consolidated trading revenues for the three and six months ended June 30, 2023 and 2022 by sector:

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended June 30, 2023

Type of contract	Frontier Balanced Fund

Agriculturals	$108,263
Currencies	38,549
Energies	(47,290)
Interest rates	(4,712)
Metals	36,556
Stock indices	(88,383)
Realized trading income/(loss)(1)	$42,983

(1)	Amounts recorded in the consolidated statements of operations under net realized gain(loss) on futures forwards and options.

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

Realized Trading Revenue from Futures, Forwards and Options

for the Six Months Ended June 30, 2023

Type of contract	Frontier Balanced Fund

Agriculturals	$84,186
Currencies	(78,452)
Energies	(18,010)
Interest rates	(104,037)
Metals	22,209
Stock indices	(149,394)
Realized trading income/(loss)(1)	$(243,498)

(1)	Amounts recorded in the consolidated statements of operations under net realized gain(loss) on futures forwards and options.

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

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended June 30, 2023

Type of contract	Frontier Balanced Fund

Agriculturals	$(23,549)
Currencies	42,540
Energies	6,230
Interest rates	3,169
Metals	(22,515)
Stock indices	50,753
Change in unrealized trading income/(loss)(1)	$56,628

(1)	Amounts recorded in the consolidated statements of operations under net change in open trade equity/(deficit)

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

Net Change in Open Trade Equity from Futures, Forwards and Options for the Six Months Ended June 30, 2023

Type of contract	Frontier Balanced Fund

Agriculturals	$18,650
Currencies	40,464
Energies	(230)
Interest rates	11,674
Metals	(9,733)
Stock indices	(2,720)
Change in unrealized trading income/(loss)(1)	$58,105

(1)	Amounts recorded in the consolidated statements of operations under net change in open trade equity/(deficit)

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

The following tables present gross and net information about the Series’ assets and liabilities subject to master netting arrangements as disclosed on the consolidated statements of financial condition as of June 30, 2023 and December 31, 2022.

As of June 30, 2023

Frontier Balanced Fund	Gross Amounts of recognized Derivative Assets/Liabilities	Gross Amounts offset in the Consolidated Statements of Financial Condition	Net Amounts Presented in the Consolidated Statements of Financial Condition
Open Trade Equity/(Deficit)	$144,161	$(84,386)	$59,775

As of December 31, 2022

Frontier Balanced Fund	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Consolidated Statements of Financial Condition	Net Amounts Presented in the Consolidated Statements of Financial Condition
Open Trade Equity/(Deficit)	$3,438	$(1,768)	$1,670

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

From July 1, 2023 through August 8, 2023, Frontier Balanced Fund, Frontier Diversified Fund, Frontier Heritage Fund, Frontier Long/Short Commodity Fund, Frontier Masters Fund, Frontier Select Fund and Frontier Global Fund paid $123,546, $81,387, $38,701, $34,996, $400, $1400 and $177,611, respectively, in redemptions.

Frontier Funds

Combined Consolidated Statements of Financial Condition

June 30, 2023 (Unaudited) and December 31, 2022

	June 30, 2023	December 31, 2022
ASSETS

Cash and cash equivalents	$124,720	$430,193
U.S. Treasury securities, at fair value	74,494	389,520
Receivable from futures commission merchants	480,830	320,241
Open trade equity, at fair value	59,775	1,670
Investments in private investment companies, at fair value	15,666,426	21,440,327
Interest receivable	3,318	9,701
Receivable from related parties	334,370	-
Redemptions receivable from private investment companies	623,915	-
Other assets	2,459	-

Total Assets	$17,370,307	$22,591,652
LIABILITIES & CAPITAL
LIABILITIES
Redemptions payable	$60,247	$67,761
Incentive fees payable to Managing Owner	692	692
Management fees payable to Managing Owner	1,357	1,573
Interest payable to Managing Owner	3,093	3,450
Trading fees payable to Managing Owner	59,581	83,102
Service fees payable to Managing Owner	24,243	33,432
Risk analysis fees payable	10,325	10,442
Subscriptions in advance for service fee rebates	723,538	710,323
Payables to related parties	334,370	-
Other liabilities	17,618	14,618

Total Liabilities	1,235,064	925,393

OWNERS’ CAPITAL
Managing Owner Units	187,114	221,670
Limited Owner Units	15,948,129	21,444,589

Total Owners’ Capital	16,135,243	21,666,259

Total Liabilities and Owners’ Capital	$17,370,307	$22,591,652

The accompanying notes are an integral part of these combined consolidated financial statements.

Frontier Funds

Combined Consolidated Condensed Schedule of Investments (Unaudited)

June 30, 2023

		% of Total Capital
Description	Fair Value	(Net Asset Value)
LONG FUTURES CONTRACTS *
Various agriculture futures contracts (Europe)	(6,588)	-0.04%
Various agriculture futures contracts (U.S.)	(11,376)	-0.07%
Various base metals futures contracts (U.S.)	4,635	0.03%
Various currency futures contracts (Far East)	17,872	0.11%
Various currency futures contracts (U.S.)	7,388	0.05%
Various interest rates futures contracts (Europe)	1,702	0.01%
Various interest rates futures contracts (Far East)	7,067	0.04%
Various precious metal futures contracts (U.S.)	(16,885)	-0.10%
Total Long Futures Contracts	$3,815	0.03%

SHORT FUTURES CONTRACTS *
Various agriculture futures contracts (Far East)	$5,827	0.04%
Various agriculture futures contracts (U.S.)	32,150	0.20%
Various base metals futures contracts (U.S.)	3,414	0.02%
Various currency futures contracts (U.S.)	17,625	0.11%
Various energy futures contracts (U.S.)	(230)	0.00%
Various stock index futures contracts (Canada)	(3,978)	-0.02%
Various stock index futures contracts (Europe)	(3,136)	-0.02%
Various stock index futures contracts (Far East)	4,288	0.03%
Total Short Futures Contracts	$55,960	0.36%
Total Open Trade Equity (Deficit)	$59,775	0.39%

		% of Total Capital
	Fair Value	(Net Asset Value)
PRIVATE INVESTMENT COMPANIES (1)
Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC)	$181,019	1.12%
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	631,183	3.91%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	1,832,971	11.36%
Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	236,399	1.47%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	1,858,864	11.52%
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	1,504,487	9.32%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	6,233,799	38.63%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	2,799,678	17.35%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	388,026	2.40%
Total Private Investment Companies	$15,666,426	97.08%
U.S. TREASURY SECURITIES

FACE VALUE

$0 US Treasury Note 6.875% due 08/15/2025	$74,494	0.46%
Total U.S. Treasury Securities	$74,494	0.46%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Notes to Combined Consolidated Financial Statements, Note 5.

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

Frontier Funds

Combined Consolidated Statements of Operations (Unaudited)

For the Three Months Ended June 30, 2023 and 2022

	June 30, 2023	June 30, 2022
Investment income:
Interest - net	$6,392	$1,736

Total Income	6,392	1,736

Expenses:
Incentive Fees (rebate)	-	17,119
Management Fees	4,280	4,475
Risk analysis Fees	1,585	1,343
Service Fees - Class 1	80,821	138,669
Due Diligence Fees	899	1,543
Trading Fees	177,737	282,795

Total Expenses	265,322	445,944

Investment income/(loss) - net	(258,930)	(444,208)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	42,983	48,150
Net unrealized gain/(loss) on private investment companies	881,725	3,116,400
Net realized gain/(loss) on private investment companies	763,039	951,020
Net change in open trade equity/(deficit)	56,628	29,052
Net unrealized gain/(loss) on swap contracts	-	-
Net realized gain/(loss) on U.S. Treasury securities	(9,181)	(27,265)
Net unrealized gain/(loss) on U.S. Treasury securities	(1,699)	10,061
Trading commissions	(2,271)	(1,688)

Net gain/(loss) on investments	1,731,224	4,125,730

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL
RESULTING FROM OPERATIONS	$1,472,294	$3,681,522

The accompanying notes are an integral part of these combined consolidated financial statements.

Frontier Funds

Combined Consolidated Statements of Operations (Unaudited)

For the Six Months Ended June 30, 2023 and 2022

	June 30, 2023	June 30, 2022
Investment income:
Interest - net	$9,675	$4,260

Total Income	9,675	4,260

Expenses:
Incentive Fees (rebate)	(5,126)	93,391
Management Fees	8,518	8,878
Risk analysis Fees	2,555	2,664
Service Fees - Class 1	174,961	246,750
Due Diligence Fees	1,956	2,803
Trading Fees	390,993	502,267

Total Expenses	573,857	856,753

Investment income/(loss) - net	(564,182)	(852,493)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(243,498)	319,619
Net unrealized gain/(loss) on private investment companies	(3,297,516)	11,575,682
Net realized gain/(loss) on private investment companies	1,017,374	(1,099,335)
Net change in open trade equity/(deficit)	58,105	71,794
Net realized gain/(loss) on U.S. Treasury securities	(18,124)	(32,319)
Net unrealized gain/(loss) on U.S. Treasury securities	(1,047)	(1,159)
Trading commissions	(4,803)	(4,808)

Net gain/(loss) on investments	(2,489,509)	10,829,474

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL
RESULTING FROM OPERATIONS	$(3,053,691)	$9,976,981

The accompanying notes are an integral part of these combined consolidated financial statements.

Frontier Funds

Combined Consolidated Statements of Changes in Owners’ Capital (Unaudited)
for the Three Months Ended June 30, 2023

	Managing Owner	Limited Owners	Total

Owners’ Capital, March 31, 2023	$170,023	$16,282,690	$16,452,713

Sale of Units (including transfers)	-	-	-
Redemption of Units (including transfers)	-	(1,789,764)	(1,789,764)
Payment made by Related Party	-	-	-
Payment made by Managing Owner	-	-	-
Net increase/(decrease) in Owners’	17,091	1,455,203	1,472,294
Capital resulting from operations

Owners’ Capital, June 30, 2023	$187,114	$15,948,129	$16,135,243

Frontier Funds

Combined Consolidated Statements of Changes in Owners’ Capital (Unaudited)
for the Six Months Ended June 30, 2023

	Managing Owner	Limited Owners	Total

Owners’ Capital, December 31, 2022	$221,670	$21,444,589	$21,666,259

Sale of Units (including transfers)	-	-	-
Redemption of Units (including transfers)	(6,700)	(2,470,625)	(2,477,325)
Payment made by Related Party	-	-	-
Payment made by Managing Owner	-	-	-
Net increase/(decrease) in Owners’	(27,856)	(3,025,835)	(3,053,691)
Capital resulting from operations

Owners’ Capital, June 30, 2023	$187,114	$15,948,129	$16,135,243

The accompanying notes are an integral part of these combined consolidated financial statements.

Frontier Funds
Combined Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2023 and 2022

	June 30, 2023	June 30, 2022
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(3,053,691)	$9,976,981
Adjustments to reconcile net increase/(decrease) in capital
resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity	(58,105)	(14,215)
Net change in ownership allocation of U.S. Treasury Securities	(13,551)	(8,528)
Net unrealized (gain)/loss on private investment companies	3,297,516	(11,575,682)
Net realized (gain)/loss on private investment companies	(1,017,374)	1,099,335
Net unrealized (gain)/loss on U.S. Treasury securities	1,047	1,159
Net realized (gain)/loss on U.S. Treasuries securities	18,124	32,319
(Purchases) sales of:
(Purchases) of U.S. Treasury securities	(1,126,363)	(1,638,850)
Sales of U.S. Treasury securities	1,426,094	784,250
(Purchases) of Private Investment Companies	(2,194,606)	(3,874,651)
Sales of Private Investment Companies	5,688,365	7,246,352
U.S. Treasury interest and premium paid/amortized	9,675	4,260
Increase and/or decrease in:
Receivable from futures commission merchants	(160,589)	307,203
Interest receivable	6,383	(19,388)
Receivable from related parties	(334,370)	-
Other assets	(2,459)	-
Redemptions receivable from private investment companies	(623,915)	-
Incentive fees payable to Managing Owner	-	(36,892)
Management fees payable to Managing Owner, net of change in receivable	(216)	71
Interest payable to Managing Owner	(357)	1,138
Trading fees payable to Managing Owner	(23,521)	23,992
Service fees payable to Managing Owner	(9,189)	11,556
Risk analysis fees payable	(117)	1,324
Payables to related parties	334,370	-
Subscriptions in advance for service fee rebates	13,215	18,449
Other liabilities	3,000	24

Net cash provided by operating activities	2,179,366	2,340,207

Cash Flows from Financing Activities:
Payment for redemption of capital	(2,477,325)	(2,795,622)
Redemptions payable	(7,514)	(68,242)

Net cash provided by (used in) financing activities	(2,484,839)	(2,863,864)

Net increase (decrease) in cash and cash equivalents	(305,473)	(523,657)

Cash and cash equivalents, beginning of period	430,193	698,732
Cash and cash equivalents, end of period	$124,720	$175,075

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

 As of June 30, 2023, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into two separate Classes—Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund and Frontier Heritage Fund separates Units into three separate Classes—Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Global Fund, separates Units into two separate Classes—Class 1 and Class 2. The Trust, with respect to the Frontier Balanced Fund, separates Units into five separate Classes—Class 1, Class 1AP, Class 2, Class 2a and Class 3a. The Trust, with respect to the Frontier Long/Short Commodity Fund, separates Units into four separate Classes—Class 2, Class 2a, Class 3 and Class 3a.

Between April 15, 2016 and May 10, 2017, a portion of the interests in Frontier Trading Company I, LLC and all of the interests in Frontier Trading Company VII, LLC, Frontier Trading Company XV, LLC, and Frontier Trading Company XXIII LLC held by Frontier Diversified Fund, Frontier Masters Fund, Frontier Select Fund, Frontier Balanced Fund and Frontier Long/Short Commodity Fund were exchanged for equivalent interests in the Galaxy Plus Managed Account Platform (“Galaxy Plus Platform”) which is an unaffiliated, third-party managed account platform. The assets of Frontier Trading Company I, LLC, which included exposure to Quantmetrics Capital Management LLP’s Multi-Strategy Program, Quantitative Investment Management, LLC’s Quantitative Global Program, Quest Partners LLC’s Quest Tracker Index Program, Chesapeake Capital Management, LLC’s Diversified Program, and Doherty Advisors LLC’s Relative Value Moderate Program, the assets of Frontier Trading Company VII, LLC, which included exposure to Emil van Essen LLC’s Multi-Strategy Program, Red Oak Commodity Advisors, Inc.’s Fundamental Diversified Program, Rosetta Capital Management, LLC’s Rosetta Trading Program, and Landmark Trading Company’s Landmark Program, the assets of Frontier Trading Company XV, LLC, which included exposure to Transtrend B.V.’s TT Enhanced Risk (USD) Program, and the assets of Frontier Trading Company XXIII, LLC which included exposure to Fort L.P.’s Global Contrarian Program have been transferred to individual Delaware limited liability companies (“Master Funds”) in the Galaxy Plus Platform. Each Master Fund is sponsored and operated by New Hyde Park. New Hyde Park has contracted with the Trading Advisors to manage the portfolios of the Master Funds pursuant to the advisors’ respective program. For those Series that invest in the Galaxy Plus Platform, approximately 30-70% of those Series assets are used to support the margin requirements of the Master Funds. The remaining assets of the Series are split between investments in Trading Companies and a pooled cash management account that invests primarily in U.S. Treasury securities. For those Series that do not invest in the Galaxy Plus Platform, their assets are split between investments in Trading Companies and investments in the pooled cash management account.

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

Combination of consolidated series — The Series, through investing in the Trading Companies and the Galaxy Plus Platform, authorize certain Trading Advisors to place trades and manage assets at pre-determined investment levels. The Trading Companies were organized by the Managing Owner for the purpose of investing in commodities interests and derivative instruments, and have no operating income or expenses, except for trading income and expenses and a risk analysis fee (for closed Series only), all of which is allocated to the Series, if consolidated by a Series. The Galaxy Plus Platform is a series of Delaware limited liability companies, sponsored by New Hyde Park, that create exposure to a variety of third party professional managed futures and foreign exchange advisors. The Galaxy Plus Platform is available to qualified high-net-worth individuals and institutional investors. Investment interests in Galaxy Plus entities are accounted for using net asset value as the practical expedient, which approximates fair value. Fair value represents the proportionate share of the Trust’s interest in the NAV in the Galaxy Plus entities. The equity interest held by Trust is shown as investments in private investment companies in the combined consolidated statements of financial condition.

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

Galaxy Plus entities are co-mingled investment vehicles. In addition to the Trust, there are other non-affiliated investors in the Galaxy Plus Platform. Subscriptions and redemptions by these non-affiliated investors will have a direct impact on the Trust ownership percentage in the Galaxy Plus Platform. It is expected that ownership percentage will fluctuate (sometimes significantly) on a week by week basis which could also result in frequent changes in the consolidating Series. Such fluctuations make consolidating the financial statements of the Galaxy Plus entities both impractical and misleading. Non-consolidation of these Galaxy Plus entities presents a more useful financial statement for the readers. As such, management has decided that presenting Galaxy Plus entities on a non-consolidated basis as investments in other investments companies (a “fund of funds” approach) is appropriate and preferable to the users of these financial statements. Refer to Note 5 for additional disclosures related to these private investment companies.

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

Receivable from Futures Commission Merchants—The Trust deposits assets with an FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of June 30, 2023 and December 31, 2022 included restricted cash for margin requirements of $444,875 and $320,241 for the Frontier Balanced Fund.

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

Income Taxes—The Trust applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the combined consolidated financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust for the quarter ended June 30, 2023.

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

Fees and Expenses—All management fees, incentive fees, service fees, risk analysis fees (for closed Series only) and trading fees of the Trust are paid to the Managing Owner. It is the responsibility of the Managing Owner to pay all Trading Advisor management and incentive fees, selling agent service fees and all other operating expenses and continuing offering costs of the Trust. Only management fees and incentive fees related to assets allocated through Trading Companies are included in expenses on the combined consolidated statements of operations. The Series are all charged management and incentive fees on the asset allocated through the Galaxy Plus entities. Those fees are included in unrealized gain/(loss) on private investment companies on the combined consolidated statements of operations. The Series are also charged management and incentive fees on assets allocated to swaps. Such fees are embedded in the fair value of the swap and are included in net unrealized gain (loss) on swap contracts on the combined consolidated statements of operations.

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

Each Series is charged service fees as outlined above. In some cases, amounts paid to selling agents might be less than the amount charged to the Series. When this occurs, the service fee is rebated back to the investor in the form of additional units. During 2022, 2021 and 2020, the Series were not allowed to issue additional units. The Managing Owner has determined that the purchase of additional units of the relevant Series will commence in 2021 when the Series are allowed to sell shares again. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $723,538 and $710,323 as of June 30, 2023 and December 31, 2022, respectively.

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

The following table summarizes the instruments that comprise the Trust’s combined consolidated financial asset portfolio, in aggregate, measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

June 30, 2023	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$59,775	$-	$-	$59,775
U.S. Treasury Securities	74,494	-	-	74,494

December 31, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$1,670	$-	$-	$1,670
U.S. Treasury Securities	389,520	-	-	389,520

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

The Galaxy Plus entities are made up of feeder funds in which the Trust invests and master trading entities into which the feeder funds invest. No investment held by the Galaxy Plus Platform master trading entity is greater than 5% of the Trust’s total capital.

The following table summarizes the Trust’s equity in earnings from each of the private investment companies during the three and six months ended June 30, 2023 and 2022:

Three months ended June 30, 2023 and 2022

	Three Months Ended June, 2023				Three Months Ended June, 2022
	Trading	Realized Gain/	Change in Unrealized	Net Income	Trading	Realized Gain/	Change in Unrealized	Net Income
	Commissions	(Loss)	Gain/(Loss)	(Loss)	Commissions	(Loss)	Gain/(Loss)	(Loss)

Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$(5,902)	$780,608	$(123,490)	$651,216	$(4,360)	$479,201	$1,668,598	$2,143,439
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(1,373)	(106,606)	198,095	90,116	(4,251)	(1,968)	(852,310)	(858,529)
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(38)	4,982	(61,961)	(57,017)	(450)	(1,635)	51,265	49,180
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(6,211)	(13,121)	115,854	96,522	(7,355)	26,361	156,411	175,417
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(1,932)	10,512	128,667	137,247	(2,061)	113,633	269,754	381,326
Galaxy Plus Fund - Quest FIT Feeder Fund (535) LLC	-	-	-	-	-	79,615	(38,704)	40,911
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(6,449)	184,268	(268,730)	(90,911)	(13,769)	182,749	1,132,013	1,300,993
Galaxy Plus Fund - Volt Diversified Alpha Feeder Fund (550) LLC	(254)	(6,105)	(5,065)	(11,424)	(424)	2,036	48556	50,168
Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC)	(1,045)	(73,444)	333,578	259,089	(1,168)	71,028	714,655.00	784,515
Total	$(23,204)	$781,094	$316,948	$1,074,838	$(33,838)	$951,020	$3,150,238	$4,067,420

Six months ended June 30, 2023 and 2022

	Six Months Ended June, 2023				Six Months Ended June, 2022
	Trading	Realized Gain/	Change in Unrealized	Net Income	Trading	Realized Gain/	Change in Unrealized	Net Income
	Commissions	(Loss)	Gain/(Loss)	(Loss)	Commissions	(Loss)	Gain/(Loss)	(Loss)

Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$(11,739)	$974,277	$(1,751,611)	$(789,073)	$(8,419)	$737,536	$4,347,783	$5,076,900
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(3,334)	(237,288)	212,067	(28,555)	(10,037)	(82,970)	(1,740,448)	(1,833,455)
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(149)	6,072	(65,400)	(59,477)	(720)	(25,559)	138,281	112,002
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(12,231)	(21,452)	(184,162)	(217,845)	(12,423)	19,121	1,137,666	1,144,364
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(4,109)	68,219	(410,978)	(346,868)	(5,296)	119,756	1,232,039	1,346,499
Galaxy Plus Fund - Quest FIT Feeder Fund (535) LLC	-	(10,358)	(17,962)	(28,320)	-	119,593	(11,192)	108,401
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(15,109)	357,761	(1,282,573)	(939,921)	(28,838)	584,466	2,535,326	3,090,954
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	-	-	-	-	-	(2,639,452)	2,635,935	(3,517)
Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC)	(506)	(6,868)	(37,296)	(44,670)	(2,878)	(4,001)	122,465	115,586
Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC	(2,613)	(112,989)	(279,522)	(395,124)	(2,130)	72,175	1,248,568	1,318,613
Total	$(49,790)	$1,017,374	$(3,817,437)	$(2,849,853)	$(70,741)	$(1,099,335)	$11,646,423	$10,476,347

The Trust’s investments in private investment companies have certain redemption and liquidity restrictions which are described in the following table:

	Redemptions	Redemptions	Liquidity
	Notice Period	Permitted	Restrictions
Frontier Funds
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None
Galaxy Plus Fund - Volt Diversified Alpha Feeder Fund (550) LLC)	24 hours	Daily	None
Galaxy Plus Fund - LRR Feeder Fund (552) LLC)	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None

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

As of June 30, 2023, the Trust had a payable to the Managing Owner in the amounts of $692, $1,357, $3,093, $59,581 and $24,243 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

As of December 31, 2022, the Trust had a payable to the Managing Owner in the amounts of $692, $1,573, $3,450, $83,102 and $33,432 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

For the six months ended June 30, 2023, the Managing Owner earned $(5,126), $8,518, $2,555, $174,961 and $390,993 for incentive fees (rebate), management fees, risk analysis fees, service fees, and trading fees, respectively.

For the six months ended June 30, 2022, the Managing Owner earned $93,391, $8,878, $2,664, $246,750 and $502,267 for incentive fees, management fees, risk analysis fees, service fees, and trading fees, respectively.

For the three months ended June 30, 2023, the Managing Owner earned $0, $4,280, $1,585, $80,821 and $177,737 for incentive fees (rebate), management fees, risk analysis fees, service fees, and trading fees, respectively.

For the three months ended June 30, 2022, the Managing Owner earned $17,119, $4,475, $1,343, $138,669 and $282,795 for incentive fees, management fees, risk analysis fees, service fees, and trading fees, respectively.

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

During the three months ended June 30, 2023 and 2022, the Trust paid $4,828 and $8,760, respectively, of such interest income to the Managing Owner. Such amounts are not included in the combined consolidated statements of operations of the Trust. All other interest income is recorded by the Trust on the combined consolidated statements of operations.

During the six months ended June 30, 2023 and 2022, the Trust paid $10,843 and $14,240, respectively, of such interest income to the Managing Owner. Such amounts are not included in the combined consolidated statements of operations of the Trust. All other interest income is recorded by the Trust on the combined consolidated statements of operations.

Frontier Masters Fund Class 1 was closed as of April 1, 2021, and Frontier Diversified Fund Class 1 was closed as of July 21, 2021.

7. Financial Highlights

The following information presents the financial highlights of the Trust for the three and six months ended June 30, 2023, and 2022. This data has been derived from the information presented in the combined consolidated financial statements.

Three months ended June 30

	2023	2022
Ratios to average net assets (1)
Net investment income/(loss) (1)	-6.34%	-6.47%
Expenses before incentive fees (3)	6.50%	6.24%
Expenses after incentive fees (3)	6.50%	6.49%

Total return before incentive fees (2)	8.99%	13.42%
Total return after incentive fees (2)	8.99%	13.36%

Six months ended June 30

	2023	2022
Ratios to average net assets (1)
Net investment income/(loss) (1)	-6.36%	-6.67%
Expenses before incentive fees (3)	6.50%	6.32%
Expenses after incentive fees (3)	6.47%	6.71%

Total return before incentive fees (2)	-17.02%	41.36%
Total return after incentive fees (2)	-16.99%	40.97%

(1)	Annualized with the exception of incentive fees.
(2)	Total returns are not annualized.
(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Combined Consolidated Statements of Operations of the Trust. See footnote 6.

The Trust financial highlights are calculated based upon the Trust’s combined consolidated financial statements. The combined consolidated Trust does not issue units and therefore the financial highlights do not disclose any unitized data.

8. Derivative Instruments and Hedging Activities

The Trust’s primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trust does not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trust’s derivatives by instrument types as of June 30, 2023 and December 31, 2022 is included in the combined consolidated condensed schedules of investments. See Note 4 for further disclosure related to the Trust’s positions in swap contracts. There are embedded management fees in transacting these swaps ranging from 1% to 1.5% based on fair value of swaps and the embedded incentive fees ranging from 15% to 25% based on net new trading profits on swaps.

For the three months ended June 30, 2023 and 2022, the monthly average of futures, forwards and options contracts bought was approximately 301 and 328, respectively and the monthly average of futures, forwards, and options contracts sold was approximately 272 and 329, respectively.

For the six months ended June 30, 2023 and 2022, the monthly average of futures, forwards and options contracts bought was approximately 307 and 350, respectively and the monthly average of futures, forwards, and options contracts sold was approximately 288 and 349, respectively.

The following tables summarize the Trust’s combined consolidated trading revenues for the three months ended June 30, 2023 and 2022 by contract type:

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended June 30, 2023

Type of contract
Agriculturals	$108,263
Currencies	38,549
Energies	(47,290)
Interest rates	(4,712)
Metals	36,556
Stock indices	(88,383)
Realized trading income/(loss)(1)	$42,983

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended June 30, 2022

Type of contract
Agriculturals	$(57,016)
Currencies	36,973
Energies	(6,810)
Interest rates	31,763
Metals	(16,643)
Stock indices	59,883
Realized trading income/(loss)(1)	$48,150

Realized Trading Revenue from Futures, Forwards and Options

for the Six Months Ended June 30, 2023

Type of contract
Agriculturals	$84,186
Currencies	(78,452)
Energies	(18,010)
Interest rates	(104,037)
Metals	22,209
Stock indices	(149,394)
Realized trading income/(loss)(1)	$(243,498)

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

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended June 30, 2023

Type of contract
Agriculturals	$(23,549)
Currencies	42,540
Energies	6,230
Interest rates	3,169
Metals	(22,515)
Stock indices	50,753
Change in unrealized trading income/(loss)(1)	$56,628

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended June 30, 2022

Type of contract
Agriculturals	$(4)
Currencies	-
Energies	(818)
Interest rates	-
Metals	29,874
Stock indices	-
Change in unrealized trading income/(loss)(1)	$29,052

Net Change in Open Trade Equity from Futures, Forwards and Options for the Six Months Ended June 30, 2023

Type of contract
Agriculturals	$18,650
Currencies	40,464
Energies	(230)
Interest rates	11,674
Metals	(9,733)
Stock indices	(2,720)
Change in unrealized trading income/(loss)(1)	$58,105

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

The following tables present gross and net information about the Trust’s assets and liabilities subject the master netting arrangements as disclosed on the combined consolidated statements of financial condition as of June 30, 2023 and December 31, 2022:

As of June 30, 2023

Frontier Balanced Fund	Gross Amounts of recognized Derivative Assets/Liabilities	Gross Amounts offset in the Consolidated Statements of Financial Condition	Net Amounts Presented in the Consolidated Statements of Financial Condition
Open Trade Equity/(Deficit)	$144,161	$(84,386)	$59,775

As of December 31, 2022

Frontier Balanced Fund	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Consolidated Statements of Financial Condition	Net Amounts Presented in the Consolidated Statements of Financial Condition
Open Trade Equity/(Deficit)	$3,438	$(1,768)	$1,670

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

From July 1, 2023 through August 8, 2023, the Trust paid $458,040 in redemptions.

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

For the six months ended June 30, 2023, none of the series owned a swap investment and thus were not subject to any related embedded management and/or incentive fees.

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

As of June 30, 2023, the trading system of each of the major Trading Advisors and the means by which the Series access those Trading Advisors were as follows:

Major Commodity Trading Advisor	Trading System Style	Accessed Through
Aspect Capital Limited	Systematic	Galaxy Plus
Fort, L.P.	Systematic	Galaxy Plus
Horizon3 Investment Management LLP	Systematic	Trading Company
Quantica Capital AG	Systematic	Galaxy Plus
Quantitative Investment Management, LLC	Systematic	Galaxy Plus
Quest Partners LLC	Systematic	Galaxy Plus
Rosetta Capital Management, LLC	Discretionary	Galaxy Plus
Volt Capital Management AB	Systematic	Galaxy Plus
Welton Investment Partners LLC	Systematic	Galaxy Plus

As of June 30, 2023, the allocation of the assets of each applicable Series of the Trust among the Trading Advisors was as follows:

Allocation as of June 30, 2023 (expressed as a percentage of aggregate notional exposure to commodity trading programs)

Advisor	Frontier Diversified Fund	Frontier Long/Short Commodity Fund	Frontier Masters Fund	Frontier Balanced Fund	Frontier Select Fund	Frontier Global Fund	Frontier Heritage Fund
Aspect Capital Limited	29%	-	56%	26%	-	100%	89%
Fort, L.P.	9%	-	-	3%	-	-	-
Horizon3 Investment Management LLP	-	-	-	13%	-	-	-
Quantica Capital AG	9%	-	28%	12%	52%	-	-
Quantitative Investment Management, LLC	23%	-	-	21%	-	-	-
Quest Partners LLC	21%	-	-	16%	-	-	-
Rosetta Capital Management, LLC	-	52%	-	-	-	-	-
Volt Capital Management AB	-	27%	-	-	-	-	-
Welton Investment Partners LLC	9%	21%	16%	9%	48%	-	11%

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At June 30, 2023, cash deposited at the clearing brokers was $444,875 for the Trust. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each month. Currently, with the Federal Funds target rate at 5.00% to 5.25%, this amount is estimated to be 5.00%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds and time deposits. Aggregate interest income from all sources, including US. Treasure Securities assets net of premiums and cash held at clearing brokers, of up to 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Global Fund, Frontier Select Fund and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 2a and Class 3a), Frontier Masters Fund and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 100% of the interest is retained by the respective Series. The amount reflected in the financial statements for the Trust and Series are disclosed on a net basis. Due to some classes not exceeding the 2% paid to the Managing Owner, amounts earned by those classes may be zero.

Approximately 75% to 95% of the Trust’s assets are expected to be committed as required margin for futures contracts and forwards and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. treasury bills in segregated accounts with the futures broker pursuant to the CEA and regulations there under. The remaining approximately 5% to 25% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds and time deposits held by the clearing broker, the over-the-counter counterparties and by U.S. federally chartered banks. As of June 30, 2023, total cash and cash equivalents held at banking institutions were $23,707 for the Frontier Diversified Fund, $14,954 for the Frontier Long/Short Commodity Fund, $12,793 for the Frontier Masters Fund, $58,703 for the Frontier Balanced Fund, $14,563 for the Frontier Select Fund, $0 for the Frontier Global Fund, and $0 for the Frontier Heritage Fund.

As a commodity pool, the Trust has large cash positions. Such cash positions are used to pay margin for the trading of futures, forwards and options, and also to pay redemptions. Generally, the Trust has not been forced to liquidate positions to fund redemptions. During the six months ended June 30, 2023, the Trust was able to pay all redemptions on a timely basis.

Off-Balance Sheet Risk

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. Each Trading Company trades in futures, forward and swap contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interest positions held by a Trading Company in respect of any Series at the same time, and if the Trading Advisor(s) of such Trading Company are unable to offset such futures interest positions, such Trading Company could lose all of its assets and the holders of Units of such Series would realize a 100% loss. The Managing Owner seeks to minimize market risk through real-time monitoring of open positions and the level of diversification of each Trading Advisor’s portfolio. It is anticipated that any Trading Advisor’s margin-to-equity ratio will typically not exceed approximately 35% although the actual ratio could be higher or lower from time to time.

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

Results of Operations for the Three Months Ended June 30, 2023

Series Returns and Other Information

The returns for each Series and Class of Units for the three months ended June 30, 2023 and 2022, and related information, are discussed below. The activities of the Trust on a combined consolidated basis are explained through the activity of each underlying Series. Please refer to the discussion of the Series activities in relation to the Trust on a combined consolidated basis.

Each Series had exposure to commodity interest positions within one or more sectors during the three months ended June 30, 2023 and 2022. The performance of each Series was impacted over the course of the year by, among other things, the relative performance of the relevant sector or sectors and the commodities within those sectors, the changing allocations among, and the specific positions taken by, the Series’ Trading Advisors in, the relevant sector(s) and commodities, and the timing of entries and exits. For each of the Series, a sector attribution chart has been included at the end of the relevant discussion. Each chart depicts the performance of the relevant Series’ positions within each of the relevant sectors (determined by the Managing Owner using monthly gross return and NAV figures, with various adjustments to net out a proportional allocation of the fees and expenses chargeable to the Series) during the periods presented.

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022.

Frontier Diversified Fund

The Frontier Diversified Fund—Class 2 NAV gained 11.13% and gained 6.32%, respectively, for the three months ended June 30, 2023 and 2022, net of fees and expenses; the Frontier Diversified Fund—Class 3 NAV gained 11.19% and gained 6.40%, respectively, for the three months ended June 30, 2023 and 2022.

For the three months ended June 30, 2023, the Frontier Diversified Fund recorded total expenses of $21,153 net investments loss of $19,722 and net realized/unrealized gain on investments of $254,431, resulting in a net increase in Owners’ capital from operations of $234,709. For the three months ended June 30, 2022, the Frontier Diversified Fund recorded total expenses of $36,174, net investments loss of $34,762, and net realized/unrealized gain on investments of $277,551, resulting in a net increase in Owners’ capital from operations of $242,789.

Please see additional discussion under “Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022–Frontier Diversified Fund.”

Frontier Masters Fund

The Frontier Masters Fund —Class 2 NAV gained 11.28% and gained 22.42%, respectively, for the three months ended June 30, 2023 and 2022, net of fees and expenses; the Frontier Masters Fund—Class 3 NAV gained 11.35% and gained 22.57%, respectively, for the three months ended June 30, 2023 and 2022, net of fees and expenses.

For the three months ended June 30, 2023, the Frontier Masters Fund recorded total expenses of $9,064, net investment loss of $8,207, and net realized/unrealized gain on investments of $65,065, resulting in a net increase in Owners’ capital from operations of $56,858. For the three months ended June 30, 2022, the Frontier Masters Fund recorded total expenses of $14,501, net investment loss of $13,911, and net realized/unrealized gain on investments of $183,939, resulting in a net increase in Owners’ capital from operations of $170,028.

Please see additional discussion under “Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022–Frontier Masters Fund.”

Frontier Long/Short Commodity Fund

The Frontier Long/Short Commodity Fund—Class 2 NAV lost 11.07% and gained 14.83%, respectively, for the three months ended June 30, 2023 and 2022, net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 3 NAV lost 11.07% and gained 14.83%, respectively, for the three months ended June 30, 2023 and 2022, net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 2a NAV lost 10.57% and gained 14.94%, respectively, for the three months ended June 30, 2023 and 2022, net of fees and expenses; the Frontier Long/Short Commodity Fund Class 3a NAV lost 10.53% and gained 15.01%, respectively, for the three months ended June 30, 2023 and 2022, net of fees and expenses.

For the three months ended June 30, 2023, the Frontier Long/Short Commodity Fund recorded total expenses of $7,841, net investment loss of $6,159, and net realized/unrealized loss on investments of $119,015, resulting in a net decrease in Owners’ capital from operations of $125,174. For the three months ended June 30, 2022, the Frontier Long/Short Commodity Fund recorded total expenses of $10,771, net investment loss of $10,028, and net realized/unrealized gain on investments of $226,356, resulting in a net increase in Owners’ capital from operations of $216,328.

Please see additional discussion under “Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022–Frontier Long/Short Commodity Fund.”

Frontier Balanced Fund

The Frontier Balanced Fund—Class 1 NAV gain 10.02% and gained 10.87%, respectively, for the three months ended June 30, 2023 and 2022, net of fees and expenses; the Frontier Balanced Fund —Class 2 NAV gained 10.85% and gained 11.70%, respectively, for the three months ended June 30, 2023 and 2022, net of fees and expenses; the Frontier Balanced Fund—Class 2a NAV gained 10.91% and gained 11.62%, respectively, for the three months ended June 30, 2023 and 2022, net of fees and expenses; the Frontier Balanced Fund—Class 3a NAV gained 10.90% and gained 11.73%, respectively, for the three months ended June 30, 2023 and 2022, net of fees and expenses; the Frontier Balanced Fund—Class 1AP NAV gained 10.85% and gained 11.69%, respectively, for the three months ended June 30, 2023 and 2022, net of fees and expenses.

For the three months ended June 30, 2023, the Frontier Balanced Fund recorded total expenses of $124,346, net investment loss of $121,924, and net realized/unrealized gain on investments of $803,937, resulting in a net increase in Owners’ capital from operations of $682,013. For the three months ended June 30, 2022, the Frontier Balanced Fund recorded total expenses of $231,476, net investment loss of $231,476, and net realized/unrealized gain on investments of $1,536,580, resulting in a net increase in Owners’ capital from operations of $1,305,104.

Please see additional discussion under “Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022–Frontier Balanced Fund.”

Frontier Select Fund

The Frontier Select Fund—Class 1 NAV gained 4.27% and gained 22.05%, respectively, for the three months ended June 30, 2023 and 2022, net of fees and expenses; the Frontier Select Fund —Class 2 NAV gained 5.06% and gained 22.96%, respectively, for the three months ended June 30, 2023 and 2022, net of fees and expenses; the Frontier Select Fund —Class 1AP NAV gained 5.06% and gained 22.96%, respectively, for the three months ended June 30, 2023 and 2022.

For the three months ended June 30, 2023, the Frontier Select Fund recorded total expenses of $15,581, net investment loss of $15,581, and net realized/unrealized gain on investments of $60,115, resulting in a net increase in Owners’ capital from operations of $44,534. For the three months ended June 30, 2022, the Frontier Select Fund recorded total expenses of $31,150, net investment loss of $31,150, and net realized/unrealized gain on investments of $432,919, resulting in a net increase in Owners’ capital from operations of $401,769.

Please see additional discussion under “Six Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022–Frontier Select Fund.”

Frontier Global Fund

The Frontier Global Fund—Class 1 NAV gained 17.07% and gained 23.59%, respectively, for the three months ended June 30, 2023 and 2022, net of fees and expenses; the Frontier Global Fund —Class 2 NAV gained 17.96% and gained 24.52%, respectively, for the three months ended June 30, 2023 and 2022.

For the three months ended June 30, 2023, the Frontier Global Fund recorded total expenses of $43,536, net investment loss of $43,536, and net realized/unrealized gain on investments of $374,153, resulting in a net increase in Owners’ capital from operations of $330,617. For the three months ended June 30, 2022, the Frontier Global Fund recorded total expenses of $60,705, net investment loss of $60,705, and net realized/unrealized gain on investments of $713,642, resulting in a net increase in Owners’ capital from operations of $652,937.

Please see additional discussion under “Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022–Frontier Global Fund.”

Frontier Heritage Fund

The Frontier Heritage Fund—Class 1 NAV gained 10.90% and gained 21.92%, respectively, for the three months ended June 30, 2023 and 2022, net of fees and expenses; the Frontier Heritage Fund—Class 2 NAV gained 11.74% and gained 22.84%, respectively for the three months ended June 30, 2023 and 2022, net of fees and expenses; the Frontier Heritage Fund—Class 1AP NAV gained 11.74% and gained 22.84%, respectively, for the three months ended June 30, 2023 and 2022.

For the three months ended June 30, 2023, the Frontier Heritage Fund recorded total expenses of $43,801, net investment loss of $43,801, and net realized/unrealized gain on investment of $292,538, resulting in a net increase in Owners’ capital from operations of $248,737. For the three months ended June 30, 2022, the Frontier Heritage Fund recorded total expenses of $62,176, net investment loss of $62,176, and net realized/unrealized gain on investments of $754,743, resulting in a net increase in Owners’ capital from operations of $692,567.

Please see additional discussion under “Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022–Frontier Heritage Fund.”

Six months ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Frontier Diversified Fund

2023

The Frontier Diversified Fund—Class 2 NAV lost 10.55% and gained 28.82%, respectively, for the six months ended June 30, 2023 and 2022, net of fees and expenses; the Frontier Diversified Fund—Class 3 NAV lost 10.43% and gained 28.98%, respectively, for the six months ended June 30, 2023 and 2022, net of fees and expenses.

For the six months ended June 30, 2023, the Frontier Diversified Fund recorded total expenses of $46,731, net investments loss of $44,201, and net realized/unrealized loss on investments of $278,278, resulting in a net decrease in Owners’ capital from operations of $322,479. For the Six months ended June 30, 2022, the Frontier Diversified Fund recorded total expenses of $64,963, net investments loss of $62,186, and net realized/unrealized gain on investments of $935,653, resulting in a net increase in Owners’ capital from operations of $873,467.

The NAV per Unit, Class 2, decreased from $96.37 at December 31, 2022 to $86.21 as of June 30, 2023. The NAV per Unit, Class 3 decreased from $90.72 at December 31, 2022 to $81.26 as of June 30, 2023. Total Class 2 subscriptions and redemptions for the period were $0 and $0, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $284,273, respectively. Ending capital at June 30, 2023 was $358,875 for Class 2, and $1,898,345 for Class 3. Ending capital at December 31, 2022 was $401,179 for Class 2, and $2,462,793 for Class 3.

The Frontier Diversified Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors.

Frontier Diversified Fund Class 2 Sector Attributions
Q2 2023 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2023
YTD

Frontier Diversified Fund Class 3 Sector Attributions
Q2 2023 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2023
YTD

Frontier Diversified Fund Class 2 Major Advisors Performance
Q2 2023 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
Aspect Capital Ltd
Fort LP (GC)
Quantica Capital
QIM
Quest Partners
Welton
Non-Major Advisors
Q2 2023
YTD

Frontier Diversified Fund Class 3 Major Advisors Performance
Q2 2023 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
Aspect Capital Ltd
Fort LP (GC)
Quantica Capital
QIM
Quest Partners
Welton
Non-Major Advisors
Q2 2023
YTD

Four of the six sectors traded in the Frontier Diversified Fund were profitable in Q2 2023. Agriculturals, Currencies, Interest Rates and Stock Indices were profitable while Energies and Metals finished negative for the quarter.

Agriculturals, Currencies and Stock Indices were positive year-to-date (“YTD”) while Energies, Interest Rates and Metals were negative YTD.

In terms of major CTA performance, five of the six major CTAs in the Frontier Diversified Fund were profitable in Q2 2023. Aspect, Fort, Quantica, QIM and Quest finished positive while Welton finished negative for the quarter. In terms of YTD performance one of the six major CTAs was positive YTD. Fort finished positive while Aspect, Quantica, QIM, Quest and Welton were negative YTD.

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

Three sectors which traded in the Frontier Diversified Fund were profitable in Q2 2022 and four were profitable YTD. Currencies, Energies and Interest Rates were profitable for Q2 2022 while Metals, Agriculturals and Stock Indices finished negative for the quarter. Currencies, Energies, Agriculturals and Interest Rates were profitable YTD while Metals and Stock Indices finished negative YTD.

In terms of major CTA performance, Aspect, Quantica, QIM, Quest and Welton finished positive for the quarter. Fort was negative for the quarter.

Aspect, Quantica, QIM, Quest and Welton finished positive YTD. Fort was negative YTD.

Frontier Masters Fund

2023

The Frontier Masters Fund—Class 2 NAV lost 13.80% and gained 68.25%, respectively, for the six months ended June 30, 2023 and 2022, net of fees and expenses; the Frontier Masters Fund—Class 3 NAV lost 13.69% and gained 68.47%, respectively, for the six months ended June 30, 2023 and 2022, net of fees and expenses.

For the six months ended June 30, 2023, the Frontier Masters Fund recorded total expenses of $19,692, net investment loss of $18,173, and net realized/unrealized loss on investments of $81,687, resulting in a net decrease in Owners’ capital from operations of $99,860. For the six months ended June 30, 2022, the Frontier Masters Fund recorded total expenses of $26,620, net investment loss of $25,366, and net realized/unrealized gain on investments of $438,612, resulting in a net increase in Owners’ capital from operations of $413,246.

The NAV per Unit, Class 2, decreased from $94.64 at December 31, 2022 to $81.58 as of June 30, 2023. The NAV per Unit, Class 3, decreased from $89.45 at December 31, 2022 to $77.20 as of June 30, 2023. Total Class 2 subscriptions and redemptions for the period were $0 and $29,158, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $15,965, respectively. Ending capital at June 30, 2023 was $124,967 for Class 2, and $426,170 for Class 3. Ending capital at December 31, 2022 was $182,202 for Class 2, and $513,918 for Class 3.

The Frontier Masters Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, Hybrids and Commodities sectors.

Frontier Masters Fund Class 2 Sector Attributions
Q2 2023 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2023
YTD

Frontier Masters Fund Class 3 Sector Attributions
Q2 2023 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2023
YTD

Frontier Masters Fund Class 2 Major Advisors Performance
Q2 2023 and YTD
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Aspect Capital Ltd
Quantica Capital
Welton
Q2 2023
YTD

Frontier Masters Fund Class 3 Major Advisors Performance
Q2 2023 and YTD
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Aspect Capital Ltd
Quantica Capital
Welton
Q2 2023
YTD

Four of the six sectors traded in the Frontier Masters Fund were profitable in Q2 2023. Agriculturals, Currencies, Interest Rates and Stock Indices were profitable while Energies and Metals finished negative for the quarter.

Agriculturals, Currencies and Stock Indices were positive YTD while Energies, Interest Rates and Metals were negative YTD.

In terms of major CTA performance, two CTAs were positive for the quarter while one finished negative. Aspect and Quantica finished positive while Welton was negative for the quarter. Aspect, Quantica and Welton all were positive YTD while no CTAs were negative YTD.

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

Frontier Long/Short Commodity Fund

2023

The Frontier Long/Short Commodity Fund—Class 2 NAV lost 19.56% and gained 43.94%, respectively, for the six months ended June 30, 2023 and 2022, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 3 NAV lost 19.56% and gained 43.94%, respectively, for the six months ended June 30, 2023 and 2022, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 2a NAV lost 19.14% and gained 43.99%, respectively, for the six months ended June 30, 2023 and 2022, net of fees and expenses; the Frontier Long/Short Commodity Fund Class 3a NAV lost 19.04% and gained 44.17%, respectively, for the six months ended June 30, 2023 and 2022, net of fees and expenses.

For the six months ended June 30, 2023, the Frontier Long/Short Commodity Fund recorded total expenses of $12,433, net investment loss of $10,119, and net realized/unrealized loss on investments of $244,485, resulting in a net decrease in Owners’ capital from operations of $254,604. For the six months ended June 30, 2022, the Frontier Long/Short Commodity Fund recorded total expenses of $19,388, net investment loss of $18,035, and net realized/unrealized gain on investments of $534,253, resulting in a net increase in Owners’ capital from operations of $516,218.

The NAV per Unit, Class 2, decreased from $109.65 as of December 31, 2022 to $88.20 at June 30, 2023. The NAV per Unit, Class 3, decreased from $115.03 as of December 31, 2022 to $92.53 at June 30, 2023. The NAV per Unit, Class 2a, decreased from $71.93 as of December 31, 2022 to $58.16 at June 30, 2023. The NAV per Unit, Class 3a, decreased from $76.29 as of December 31, 2022 to $61.76 at June 30, 2023. Total Class 2 subscriptions and redemptions for the six months were $0 and $4,654, respectively. Total Class 3 subscriptions and redemptions for the six months were $0 and $82,793, respectively. Total Class 2a subscriptions and redemptions for the six months were $0 and $0, respectively. Total Class 3a subscriptions and redemptions for the six months were $0 and $36,559, respectively. Ending capital at June 30, 2023 is $18,999 for Class 2, $725,699 for Class 3, $72,781 for Class 2a, and $166,184 for Class 3a. Ending capital at December 31, 2022 is $28,713 for Class 2, $998,095 for Class 3, $90,017 for Class 2a, and $245,448 for Class 3a.

The Frontier Long/Short Commodity Fund may have both long and short exposure to the Base Metals, Energies, Grains, Meats, Precious Metals, Financials and Softs sectors, although the majority of the exposure will typically be in the Energies, Metals and Softs sectors.

Frontier Long/Short Commodity Fund Class 2 Sector Attributions
Q2 2023 and YTD
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q2 2023
YTD

Frontier Long/Short Commodity Fund Class 2A Sector Attributions
Q2 2023 and YTD
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q2 2023
YTD

Frontier Long/Short Commodity Fund Class 3 Sector Attributions
Q2 2023 and YTD
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q2 2023
YTD

Frontier Long/Short Commodity Fund Class 3A Sector Attributions
Q2 2023 and YTD
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
-16.00%
-18.00%
-20.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q2 2023
YTD

Frontier Long/Short Commodity Fund Class 2
Major Advisors Performance
Q2 2023 and YTD
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
-7.00%
-8.00%
-9.00%
-10.00%
Rosetta
Volt
Welton
Non-Major Advisors
Q2 2023
YTD

Frontier Long/Short Commodity Fund Class 2A
Major Advisors Performance
Q2 2023 and YTD
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
-7.00%
-8.00%
-9.00%
Rosetta
Volt
Welton
Non-Major Advisors
Q2 2023
YTD

Frontier Long/Short Commodity Fund Class 3
Major Advisors Performance
Q2 2023 and YTD
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
-7.00%
-8.00%
-9.00%
-10.00%
Rosetta
Volt
Welton
Non-Major Advisors
Q2 2023
YTD

Frontier Long/Short Commodity Fund Class 3A
Major Advisors Performance
Q2 2023 and YTD
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
-7.00%
-8.00%
-9.00%
Rosetta
Volt
Welton
Non-Major Advisors
Q2 2023
YTD

None of the seven sectors traded in the Frontier Long/Short Commodity Fund were profitable in Q2 2023 and none of the seven were profitable YTD. Energies, Base Metals, Grains, Meats, Precious Metals, Softs and Financials finished Q2 2023 negative while none finished positive for the quarter. Energies, Base Metals, Grains, Meats, Precious Metals, Softs and Financials finished negative YTD. None were positive YTD.

In terms of major CTA performance no CTAs finished positive for the quarter while Rosetta, Volt and Welton finished negative. In terms of YTD performance, no CTAs were positive while Rosetta was positive YTD while Rosetta, Volt and Welton were negative YTD.

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

In terms of major CTA performance, Rosetta, Volt and Welton finished positive for the quarter. No CTAs finished negative for the quarter.

In terms of YTD performance, Rosetta, Volt and Welton were positive while no CTAs finished negative.

Frontier Balanced Fund

2023

The Frontier Balanced Fund—Class 1 NAV lost 16.03% and gained 42.99%, respectively, for the six months ended June 30, 2023 and 2022, net of fees and expenses; the Frontier Balanced Fund—Class 2 NAV lost 14.77% and gained 45.14%, respectively, for the six months ended June 30, 2023 and 2022, net of fees and expenses; the Frontier Balanced Fund—Class 2a NAV lost 14.70% and gained 45.08%, respectively, for the six months ended June 30, 2023 and 2022, net of fees and expenses; the Frontier Balanced Fund—Class 3a NAV lost 14.70% and gained 45.22%, respectively, for the six months ended June 30, 2023 and 2022, net of fees and expenses; the Frontier Balanced Fund—Class 1AP NAV lost 14.78% and gained 45.13%, respectively, for the six months ended June 30, 2023 and 2022, net of fees and expenses.

For the six months ended June 30, 2023, the Frontier Balanced Fund recorded total expenses of $271,648, net investment loss of $268,336, and net realized/unrealized loss on investments of $1,181,305, resulting in a net decrease in Owners’ capital from operations of $1,449,641. For the six months ended June 30, 2022, the Frontier Balanced Fund recorded total expenses of $477,214, net investment loss of $477,214, and net realized/unrealized gain on investments of $4,497,289, resulting in a net increase in Owners’ capital from operations of $4,020,075.

The NAV per Unit, Class 1, decreased from $99.17 as of December 31, 2022 to $83.27 at June 30, 2023. The NAV per Unit, Class 1AP, decreased from $127.56 as of December 31, 2022 to $108.71 at June 30, 2023. The NAV per Unit, Class 2, decreased from $172.01 as of December 31, 2022 to $146.60 at June 30, 2023. For Class 2a, the NAV per Unit decreased from $149.47 as of December 31, 2022 to $127.50 at June 30, 2023. For Class 3a, the NAV per Unit decreased from $148.96 as of December 31, 2022 to $127.06 at June 30, 2023. Total Class 1 subscriptions and redemptions for the six months were $0 and $480,477, respectively. Total Class 1AP subscriptions and redemptions for the six months were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the six months were $0 and $98,257, respectively. Total Class 2a subscriptions and redemptions for the six months were $0 and $4,000, respectively. Total Class 3a subscriptions and redemptions for the six months were $0 and $0, respectively. Ending capital at June 30, 2023, was $5,525,622 for Class 1, $63,807 for Class 1 AP, $1,269,155 for Class 2, $33,461 for Class 2a and $402,308 for Class 3a. Ending capital at December 31, 2022, was $7,134,145 for Class 1, $74,869 for Class 1 AP, $1,602,786 for Class 2, $43,282 for Class 2a and $471,646 for Class 3a.

The Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Frontier Balanced Fund Class 1 Sector Attributions
Q2 2023 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2023
YTD

Frontier Balanced Fund Class 1AP Sector Attributions
Q2 2023 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2023
YTD

Frontier Balanced Fund Class 2 Sector Attributions
Q2 2023 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2023
YTD

Frontier Balanced Fund Class 2A Sector Attributions
Q2 2023 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2023
YTD

Frontier Balanced Fund Class 3A Sector Attributions
Q2 2023 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2023
YTD

Frontier Balanced Fund Class 1 Major Advisors Performance
Q2 2023 and YTD
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
Aspect Capital Ltd
Fort LP (GC)
Quantica Capital
QIM
Welton
Horizon3
Non-Major Advisors
Q2 2023
YTD

Frontier Balanced Fund Class 1AP Major Advisors Performance
Q2 2023 and YTD
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
Aspect Capital Ltd
Fort LP (GC)
Quantica Capital
QIM
Welton
Horizon3
Non-Major Advisors
Q2 2023
YTD

Frontier Balanced Fund Class 2 Major Advisors Performance
Q2 2023 and YTD
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
Aspect Capital Ltd
Fort LP (GC)
Quantica Capital
QIM
Welton
Horizon3
Non-Major Advisors
Q2 2023
YTD

Frontier Balanced Fund Class 2A Major Advisors Performance
Q2 2023 and YTD
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
Aspect Capital Ltd
Fort LP (GC)
Quantica Capital
QIM
Welton
Horizon3
Non-Major Advisors
Q2 2023
YTD

Frontier Balanced Fund Class 3A Major Advisors Performance
Q2 2023 and YTD
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
Aspect Capital Ltd
Fort LP (GC)
Quantica Capital
QIM
Welton
Horizon3
Non-Major Advisors
Q2 2023
YTD

Four of the six sectors traded in the Frontier Balanced Fund were profitable in Q2 2023. Agriculturals, Currencies, Interest Rates and Stock Indices were profitable while Energies and Metals finished negative for the quarter.

Agriculturals, Currencies and Stock Indices were positive YTD while Energies, Interest Rates and Metals were negative YTD.

In terms of major CTA performance, five of the six major CTAs in the Frontier Balanced Fund were profitable in Q2 2023. Aspect, Fort, Quantica, QIM and Quest finished positive while Welton finished negative for the quarter. In terms of YTD performance one of the six major CTAs was positive. Fort finished positive YTD while Aspect, Quantica, QIM, Quest and Welton were negative YTD.

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

Aspect, Quantica, QIM, Welton and Wimmer Horizon were positive YTD while Fort was negative YTD.

Frontier Select Fund

2023

The Frontier Select Fund—Class 1 NAV lost 21.48% and gained 60.92%, respectively, for the six months ended June 30, 2023 and 2022, net of fees and expenses; the Frontier Select Fund—Class 2 NAV lost 20.31% and gained 63.33%,respectively, for the six months ended June 30, 2023 and 2022, net of fees and expenses; the Frontier Select Fund—Class 1AP NAV lost 20.30% and gained 63.31%, respectively, for the six months ended June 30, 2023 and 2022.

For the six months ended June 30, 2023, the Frontier Select Fund recorded total expenses of $36,311, net investment loss of $36,311, and net realized/unrealized loss on investments of $288,054, resulting in a net decrease in Owners’ capital from operations of $324,365. For the six months ended June 30, 2022, the Frontier Select Fund recorded total expenses of $53,936, net investment loss of $53,936, and net realized/unrealized gain on investments of $899,384, resulting in a net increase in Owners’ capital from operations of $845,448.

The NAV per Unit, Class 1, decreased from $71.23 as of December 31, 2022 to $55.93 at June 30, 2023. The NAV per Unit, Class 1AP, decreased from $91.71 as of December 31, 2022 to $73.09 at June 30, 2023. The NAV per Unit, Class 2, decreased from $121.70 as of December 31, 2022 to $96.99 at June 30, 2023. Total Class 1 subscriptions and redemptions for the six months ended June 30, 2023, were $0 and $120,002, respectively. Total Class 1AP subscriptions and redemptions for the six months ended June 30, 2023, were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the six months ended June 30, 2023, were $0 and $250, respectively. Ending capital at June 30, 2023 was $990,050 for Class 1, $8,411 for Class 1AP, and $59,528 for Class 2. Ending capital at December 31, 2022 was $1,417,113 for Class 1, $10,554 for Class 1AP, and $74,939 for Class 2.

The Frontier Select Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Frontier Select Fund Class 1 Sector Attributions
Q2 2023 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2023
YTD

Frontier Select Fund Class 1AP Sector Attributions
Q2 2023 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2023
YTD

Frontier Select Fund Class 2 Sector Attributions
Q2 2023 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2023
YTD

Frontier Select Fund Class 1 Major Advisor Performance
Q2 2023 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Quantica Capital
Welton
Q2 2023
YTD

Frontier Select Fund Class 1AP Major Advisor Performance
Q2 2023 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Quantica Capital
Welton
Q2 2023
YTD

Frontier Select Fund Class 2 Major Advisor Performance
Q2 2023 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Quantica Capital
Welton
Q2 2023
YTD

Three of the six sectors which traded in the Frontier Select Fund were profitable in Q2 2023 and three of the six were profitable YTD. Agriculturals, Currencies and Stock Indices were profitable for Q2 2023 while Energies, Interest Rates and Metals finished negative for the quarter. Agriculturals, Currencies and Stock Indices were profitable YTD while Energies, Interest Rates and Metals finished negative YTD.

In terms of major CTA performance, Quantica finished positive for the quarter while Welton finished negative for the quarter. No CTAs finished positive YTD while Quantica and Welton finished negative YTD.

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

In terms of major CTA performance, Quantica and Welton finished positive for the quarter. No CTAs finished negative for the quarter. Quantica and Welton finished positive YTD while no CTAs finished negative YTD.

Frontier Global Fund

2023

The Frontier Global Fund—Class 1 NAV lost 6.59% and gained 82.82%, respectively, for the six months ended June 30, 2023 and 2022, net of fees and expenses; the Frontier Global Fund—Class 2 NAV lost 5.19% and gained 85.56%, respectively, for the six months ended June 30, 2023 and 2022, net of fees and expenses.

For the six months ended June 30, 2023, the Frontier Global Fund recorded total expenses of $93,634, net investment loss of $93,634, and net realized/unrealized loss on investments of $142,709, resulting in a net decrease in Owners’ capital from operations of $236,343. For the six months ended June 30, 2022, the Frontier Global Fund recorded total expenses of $108,043, net investment loss of $108,043, and net realized/unrealized gain on investments of $1,741,202, resulting in a net increase in Owners’ capital from operations of $1,633,159.

The NAV per Unit, Class 1, decreased from $185.27 at December 31, 2022 to $173.07 as of June 30, 2023. The NAV per Unit, Class 2, decreased from $297.25 at December 31, 2022 to $281.82 as of June 30, 2023. Total Class 1 subscriptions and redemptions for the period were $0 and $903,470, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $14,800, respectively. Ending capital at June 30, 2023 was $1,559,030 for Class 1, $114,560 for Class 2. Ending capital at December 31, 2022 was $2,689,125 for Class 1 and $139,078 for Class 2.

Frontier Global Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Frontier Global Fund Class 1 Sector Attributions
Q2 2023 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2023
YTD

Frontier Global Fund Class 2 Sector Attributions
Q2 2023 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2023
YTD

Four of the six sectors traded in the Frontier Global Fund were profitable in Q2 2023. Agriculturals, Currencies, Interest Rates and Stock Indices were profitable while Energies and Metals finished negative for the quarter.

Agriculturals, Currencies and Stock Indices were positive YTD while Energies, Interest Rates and Metals were negative YTD.

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

Frontier Heritage Fund

2023

The Frontier Heritage Fund—Class 1 NAV lost 11.43% and gained 74.78%, respectively, for the six months ended June 30, 2023 and 2022, net of fees and expenses; the Frontier Heritage Fund—Class 2 NAV lost 10.10% and gained 77.41%, respectively for the six months ended June 30, 2023 and 2022, net of fees and expenses; the Frontier Heritage Fund—Class 1AP NAV lost 10.09% and gained 77.43%, respectively, for the six months ended June 30, 2023 and 2022, net of fees and expenses.

For the six months ended June 30, 2023, the Frontier Heritage Fund recorded total expenses of $93,408, net investment loss of $93,408, and net realized/unrealized loss on investment of $272,991, resulting in a net decrease in Owners’ capital from operations of $366,399. For the six months ended June 30, 2022, the Frontier Heritage Fund recorded total expenses of $107,713, net investment loss of $107,713, and net realized/unrealized gain on investments of $1,783,081, resulting in a net increase in Owners’ capital from operations of $1,675,368.

The NAV per Unit, Class 1, decreased from $154.14 as of December 31, 2022 to $136.53 at June 30, 2023. The NAV per Unit, Class 1AP, decreased from $198.42 as of December 31, 2022 to $178.39 at June 30, 2023. The NAV per Unit, Class 2, decreased from $265.55 as of December 31, 2022 to $238.73 at June 30, 2023. Total Class 1 subscriptions and redemptions for the six months were $0 and $402,167, respectively. Total Class 1AP subscriptions and redemptions for the six months were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the six months were $0 and $500, respectively. Ending capital at June 30, 2023 was $2,088,031 for Class 1, $11,379 for Class 1AP, and $217,881 for Class 2. Ending capital at December 31, 2022 was $2,830,832 for Class 1, $12,657 for Class 1AP, and $242,868 for Class 2.

The Frontier Heritage Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Frontier Heritage Fund Class 1 Sector Attributions
Q2 2023 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2023
YTD

Frontier Heritage Fund Class 1AP Sector Attributions
Q2 2023 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2023
YTD

Frontier Heritage Fund Class 2 Sector Attributions
Q2 2023 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2023
YTD

Frontier Heritage Fund Class 1 Major Advisors Performance
Q2 2023 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Aspect Capital Ltd
Welton
Q2 2023
YTD

Frontier Heritage Fund Class 1AP Major Advisors Performance
Q2 2023 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Aspect Capital Ltd
Welton
Q2 2023
YTD

Frontier Heritage Fund Class 2 Major Advisors Performance
Q2 2023 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Aspect Capital Ltd
Welton
Q2 2023
YTD

Four of the six sectors which traded in the Frontier Heritage Fund were profitable in Q2 2023 and two of the six were profitable YTD. Agriculturals, Currencies, Interest Rates and Stock Indices were profitable for Q2 2023 while Metals and Energies finished negative for the quarter. Agriculturals and Currencies were profitable YTD while Energies, Interest Rates, Metals and Stock Indices finished negative YTD.

In terms of major CTA performance, Aspect was positive for the quarter while Welton was negative for the quarter. No CTAs were positive YTD while Aspect and Welton were negative YTD.

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

Value at Risk by Market Sectors

The following tables present the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of June 30, 2023 and December 31,2022. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

DOMESTIC EXPOSURE

Frontier Balanced Fund:

	June 30, 2023		December 31, 2022
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$-	0.00%	$50	0.00%
Currencies	469,888	6.44%	321,385	3.45%
Stock Indices	-	0.00%	-	0.00%
Metals	24,934	0.34%	897	0.01%
Agriculturals/Softs	43,526	0.60%	1,590	0.02%
Energy	230	0.00%	-	0.00%
Total:	$538,578	7.38%	$323,922	3.48%

Value at Risk: Foreign Markets

The following table presents the portion of trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of June 30, 2023 and December 31, 2022, on foreign markets. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

FOREIGN EXPOSURE

Frontier Balanced Fund:

	June 30, 2023		December 31, 2022
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$8,769	0.12%	$-	0.00%
Currencies	17,872	0.25%	122	0.00%
Stock Indices	11,401	0.16%	106	0.00%
Agriculturals/Softs	12,415	0.17%	227	0.00%
Total:	$50,457	0.69%	$455	0.00%

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of June 30, 2023, by market sector.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chairman and Chief Financial Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), for the Trust and each Series as of June 30, 2023 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can only provide reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

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

Management assessed the effectiveness of the internal control over financial reporting for the Trust and each Series as of June 30, 2023, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 report entitled Internal Control-Integrated Framework.

Based on that assessment, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that the Trust maintained effective internal control over financial reporting as of June 30, 2023.

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

Scope of Exhibit 31 Certifications

The certifications of the Chief Executive Officer and Chief Financial Officer of the Managing Owner as of June 30, 2023 and as of August 14, 2023 (the date of this filing) are included as Exhibits 31.1 and 31.2, respectively, to this Form 10-Q, and apply not only to the Trust as a whole but also to each Series individually.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding the sale of unregistered Units by the Trust for the three months ended June 30, 2023. The number of Units listed below for each transaction is the aggregate number of Units in the particular Series of the Trust purchased in such transaction. The consideration listed below for each transaction is, except as otherwise noted, the aggregate amount of cash paid for the Units purchased. For each transaction reported below, the price per Unit was NAV per Unit at the time of the transaction and the Managing Owner of the Trust was the purchaser of the Units. No underwriting discount or sales commission was paid or received with respect to any of the transactions reported below. The Trust claims an exemption from registration of each of the transactions listed below under Section 4(a)(2) of the Securities Act of 1933, as amended, as a sale by an issuer not involving a public offering.

SERIES	DATE	UNITS	CONSIDERATION
NONE

One hundred percent of the offering proceeds from the sale of Units are initially available for the Series’ trading activities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

31.1	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.2	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.3	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.4	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.5	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.6	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.7	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.8	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

101.INS^	Inline XBRL Instance Document

101.SCH^	Inline XBRL Taxonomy Extension Schema Document

101.CAL^	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF^	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB^	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE^	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Funds
(Registrant)

Date: August 14, 2023	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: August 14, 2023	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Balanced Fund,
a Series of Frontier Funds
(Registrant)

Date: August 14, 2023	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: August 14, 2023	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Heritage Fund,
a Series of Frontier Funds
(Registrant)

Date: August 14, 2023	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: August 14, 2023	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Global Fund,
a Series of Frontier Funds
(Registrant)

Date: August 14, 2023	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: August 14, 2023	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Select Fund,
a Series of Frontier Funds (Registrant)

Date: August 14, 2023	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: August 14, 2023	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Long Short Commodity Fund,
a Series of Frontier Funds (Registrant)

Date: August 14, 2023	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: August 14, 2023	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Diversified Fund,
a Series of Frontier Funds (Registrant)

Date: August 14, 2023	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: August 14, 2023	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Masters Fund,
a Series of Frontier Funds (Registrant)

Date: August 14, 2023	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: August 14, 2023	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds